Form 10-K
period 2008-12-31
HANOVER INSURANCE GROUP, INC.
filed 2009-02-27
CIK 944695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based on the closing sales price of June 30, 2008 the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $2,143,881,730.

The number of shares outstanding of the registrant’s common stock, $.01 par value, was 51,139,602 shares as of February 20, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of The Hanover Insurance Group, Inc.’s Proxy Statement relating to the 2009 Annual Meeting of Shareholders to be held May 12, 2009 to be filed pursuant to Regulation 14A are incorporated by reference in Part III.

PART I

ITEM 1 — BUSINESS

ORGANIZATION

The Hanover Insurance Group, Inc. (“THG”) is a holding company organized as a Delaware corporation in 1995. Our consolidated financial statements include the accounts of THG; The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America (“Citizens”), which are our principal property and casualty subsidiaries, First Allmerica Financial Life Insurance Company (“FAFLIC”), our former run-off life insurance and annuity subsidiary, and certain other insurance and non-insurance subsidiaries. On January 2, 2009, we sold FAFLIC to Commonwealth Annuity and Life Insurance Company (“Commonwealth Annuity”), a subsidiary of The Goldman Sachs Group, Inc. (“Goldman Sachs”). The results of operations for FAFLIC are reported as discontinued operations.

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

Information with respect to each of our segments is included in “Segment Results” on pages 28 to 45 in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 16 on pages 105 and 106 of the Notes to the Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K.

DESCRIPTION OF BUSINESS BY SEGMENT

Following is a discussion of each of our operating segments.

PROPERTY AND CASUALTY

GENERAL

Our Property and Casualty group manages its operations principally through three segments: Personal Lines, Commercial Lines and Other Property and Casualty. We underwrite personal and commercial property and casualty insurance through Hanover Insurance, Citizens and other THG subsidiaries, primarily through an independent agent network concentrated in the Northeast, Southeast and Midwest United States. Additionally, our Other Property and Casualty segment consists of: Opus Investment Management, Inc. (“OPUS”), which markets investment management services to institutions, pension funds and other organizations; earnings on holding company assets; and a voluntary pools business in which we have not actively participated since 1999. Prior to its sale on June 2, 2008, Amgro, Inc. (“AMGRO”), our premium financing business, was also included in the Other Property and Casualty segment.

Our strategy in the Property and Casualty group focuses on strong agency relationships, active agency management, disciplined underwriting, pricing, quality claim handling, effective expense management and customer service. We have a strong regional focus. Our Property and Casualty group constituted the 32nd largest property and casualty insurance group in the United States based on 2007 direct premiums written, according to A.M. Best and Company.

RISKS

The industry’s profitability and cash flow can be significantly affected by: price; competition; volatile and unpredictable developments such as extreme weather conditions and natural disasters, including catastrophes; legal developments affecting insurer and insureds’ liability; extra-contractual liability; size of jury awards; acts of terrorism; and fluctuations in interest rates and other general economic conditions and trends, such as inflationary pressures, that may affect the adequacy of reserves or the demand for insurance products. Our investment portfolio and its future returns may be further impacted by the current capital market turmoil that could affect our liquidity, the amount of realized losses and impairments that will be recognized, our ability to hold such investments until recovery and other factors that may affect investment returns and our capital. Additionally, the economic conditions in geographic locations where we conduct business, especially those locations where our business is concentrated, may affect the growth and profitability of our business. The regulatory environments in those locations where we conduct business, especially those locations where we have significant business, including any pricing, underwriting or product controls, shared market mechanisms or mandatory pooling arrangements, and other conditions, such as our agency relationships affect the growth and profitability of our business. In addition, our loss and loss adjustment expense (“LAE”) reserves are based on our estimates, principally involving actuarial projections, at a given time, of what we expect the ultimate settlement and administration of claims will cost based on facts and circumstances then known, predictions of future events, estimates of future trends in claims frequency and severity and judicial theories of liability, costs of repairs and replacement, legislative activity and other factors. Changes to the estimates may affect our profitability.

Reference is also made to Item 1A – “Risk Factors” on pages 17 to 20 and “Risks and Forward-Looking Statements” on page 66 of Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-K.

LINES OF BUSINESS

We underwrite personal and commercial property and casualty insurance coverage.

Personal Lines

Our Personal Lines segment accounted for $1.6 billion, or 57.7%, of consolidated segment revenues; $1.5 billion, or 58.9%, of net written premiums and $123.5 million, or 40.9%, of segment income before federal income taxes for the year ended December 31, 2008. Personal automobile accounted for $1.0 billion, or 68.1%, and homeowners $432.5 million, or 29.1%, of Personal Lines’ net written premium in 2008.

Products

Personal Lines coverages include:

Personal automobile coverage insures individuals against losses incurred from personal bodily injury, bodily injury to third parties, property damage to an insured’s vehicle, and property damage to other vehicles and other property. In 2008, the majority of our new personal automobile business was written through Connections® Auto, our multivariate auto product, which is available in eighteen states. Connections Auto utilizes a multivariate rating application which calculates rates based upon the magnitude and correlation of multiple risk factors and is intended to improve both our and our agents’ competitiveness in our target market segments by offering policies that are more appropriately priced to be commensurate with the underlying risks.

Homeowners coverage insures individuals for losses to their residences and personal property, such as those caused by fire, wind, hail, water damage (except for flooding), theft and vandalism, and against third party liability claims. Our homeowners product, Connections® Home, is available in sixteen states. It is intended to improve our competitiveness for total account business by significantly improving ease of doing business for our agents and by providing better packaging of coverage for policyholders.

Other personal lines is comprised of personal inland marine, umbrella, fire, personal watercraft, earthquake and other miscellaneous coverages.

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

Commercial Lines

Our Commercial Lines segment accounted for $1.2 billion, or 41.5%, of consolidated segment revenues; $1.0 billion, or 41.1%, of net written premium and $169.7 million, or 56.2%, of segment income before federal income taxes for the year ended December 31, 2008. Commercial multiple peril net written premium accounted for $368.5 million, or 35.6%, commercial automobile $192.8 million, or 18.6%, workers’ compensation $127.2 million, or 12.3%, inland marine line of business $115.5 million, or 11.2%, and bonds $92.0 million, or 8.9%, of Commercial Lines’ net written premium in 2008.

We continue to develop our specialty businesses, including bond and inland marine, which on average are expected to offer higher margins over time and enable us to deliver a more complete product portfolio to our agents and policyholders. In the Commercial Lines business, the market continues to be competitive. Price competition requires us to continue to be highly disciplined in our underwriting process to ensure that we grow the business only at acceptable margins. Our specialty lines now account for approximately one third of our Commercial Lines business. Additional growth in our specialty lines continues to be a significant part of our strategy in the future. We continue to focus on expanding our product offerings in specialty businesses as evidenced by our recent acquisitions. In March 2008, we acquired Verlan Holdings, Inc. (“Verlan”), now referred to as Hanover Specialty Property, a specialty company providing property insurance to small and medium-sized manufacturing and distribution companies that are highly protected fire risks. Additionally, in November 2008, we acquired AIX Holdings, Inc. (“AIX”), a specialty property and casualty insurance carrier that focuses on underwriting and managing program business that utilizes alternative risk transfer techniques. In 2007, we acquired Professionals Direct, Inc. (“PDI”), now referred to as Hanover Professional, which provides professional liability coverage for small to medium sized legal practices. We believe these acquisitions provide us with better breadth and diversification of products and improve our competitive position with our agents.

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

Other commercial lines is comprised of inland marine, which insures businesses against physical losses to property, such as contractor’s equipment, builders’ risk and goods in transit. It also includes bonds, which provides businesses with contract surety coverage in the event of performance or payment claims, and commercial surety coverage related to fiduciary or regulatory obligations. Other commercial lines coverages include umbrella, general liability, fire, specialty property and professional liability. We also offer, through AIX, underwriting and managing of program business that utilizes alternative risk transfer techniques, including to under-served markets where there are specialty coverage or risk management needs.

Other Property and Casualty

The Other Property and Casualty segment consists of: Opus, which provides investment advisory services to affiliates and also manages approximately $1.3 billion of assets for unaffiliated institutions, such as insurance companies, retirement plans and foundations; earnings on holding company assets; and voluntary pools business in which we have not actively participated since 1999. See also “Reinsurance Facilities and Pools – Voluntary Pools” on page 9 of this Form 10-K. Prior to its sale on June 2, 2008, AMGRO, our premium financing business, was also included in the Other Property and Casualty segment.

MARKETING AND DISTRIBUTION

Our Property and Casualty group’s structure allows us to maintain a strong focus on local markets and the flexibility to respond to specific market conditions while achieving operational effectiveness. During 2008, we wrote 29.2% of our business in Michigan and 11.8% in Massachusetts. Our structure is a key factor in the establishment and maintenance of productive long-term relationships with mid-sized, well-established independent agencies. We maintain twenty-five local branch sales and underwriting offices in twenty-one states, reflecting our strong regional focus. Processing support for these locations is provided from Worcester, Massachusetts; Howell, Michigan; and Atlanta, Georgia. Administrative functions are centralized in our headquarters in Worcester, Massachusetts.

Independent agents account for substantially all of the sales of our property and casualty products. Agencies are appointed based on profitability track record, financial stability, professionalism, and business strategy. Once appointed, we monitor each agency’s performance and, in accordance with applicable legal and regulatory requirements, take actions as necessary to change these business relationships, such as discontinuing the authority of the agent to underwrite certain products or revising commissions or bonus opportunities. We compensate agents primarily through base commissions and bonus plans that are tied to an agency’s written premium, growth and profitability.

We are licensed to sell property and casualty insurance in all fifty states in the United States, as well as in the District of Columbia. The following provides, our top personal and commercial geographical markets based on total net written premium in the state in 2008:

FOR THE YEAR ENDED DECEMBER 31, 2008 (In millions, except ratios)	Personal Lines		Commercial Lines		Total
	GAAP Net Premiums Written	% of Total	GAAP Net Premiums Written	% of Total	GAAP Net Premiums Written	% of Total
Michigan	$587.5	39.6%	$148.5	14.4%	$736.0	29.2%
Massachusetts	197.2	13.3	100.2	9.7	297.4	11.8
New York	123.8	8.3	125.9	12.2	249.7	9.9
New Jersey	86.8	5.8	74.4	7.2	161.2	6.4
Louisiana	68.6	4.6	28.6	2.8	97.2	3.9
Florida	40.6	2.7	51.1	4.9	91.7	3.6
Connecticut	59.2	4.0	28.1	2.7	87.3	3.5
Illinois	30.8	2.1	48.5	4.7	79.3	3.1
Georgia	50.1	3.4	28.4	2.7	78.5	3.1
Virginia	36.1	2.4	40.3	3.9	76.4	3.0
Indiana	43.7	2.9	31.0	3.0	74.7	3.0
Maine	33.1	2.2	39.1	3.8	72.2	2.9
Texas	—	—	60.1	5.8	60.1	2.4
Other	126.5	8.7	229.8	22.2	356.3	14.2

Total	$1,484.0	100.0%	$1,034.0	100.0%	$2,518.0	100.0%

More than 50% of our Personal Lines net written premium is generated in the combined states of Michigan and Massachusetts. In Michigan, according to A.M. Best, based upon direct written premium for 2007, we ranked 4th in the state for Personal Lines business, with approximately 8% of the state’s total market. Approximately 65% of our Michigan Personal Lines business is in the personal automobile line and 33% is in the homeowners line. Michigan business represents approximately 38% of our total personal automobile net written premium and 45% of our total homeowners net written premium. In Michigan, we are a principal provider with many of our agencies averaging over $1.2 million of total direct written premium per agency in 2008.

Approximately 75% of our Massachusetts Personal Lines business is in the personal automobile line and 21% is in the homeowners line. Massachusetts business represents approximately 15% of our total personal automobile net written premium and 10% of our total homeowners net written premium.

We manage our Commercial Lines portfolio with a focus on growth from the most profitable industry segments within our underwriting expertise, which varies by line of business and geography. We continue to target, through mid-sized agents, small and first-tier middle markets, which encompass clients whose premiums are generally below $200,000. Approximately half of Commercial Lines direct written premium is comprised of small accounts having less than $25,000 in premium. First-tier middle market accounts, those with premium between $25,000 and $200,000, account for an additional 40% of the total. The Commercial Lines segment seeks to maintain strong agency relationships as a strategy to secure and retain our agents’ best business. The quality of business written is monitored through an ongoing quality review program, accountability for which is shared at the local, regional and corporate levels.

We sponsor local and national agent advisory councils to gain the benefit of our agents’ insight and enhance our relationships. These councils provide feedback, input on the development of products and services, guidance on marketing efforts, and support for our strategies, and assist us in enhancing our local market presence.

For our Other Property and Casualty segment business, investment advisory services are marketed directly through Opus.

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

The property and casualty industry is a very competitive market. Our competitors include national, regional and local companies that sell insurance through various distribution channels, including independent agencies, captive agency forces and direct to consumers through the internet or otherwise. We market primarily through independent agents and compete for business on the basis of product, price, agency and customer service, local relationship and ratings, and effective claims handling, among other things. We believe that our emphasis on maintaining strong agency relationships and a local presence in our markets, coupled with investments in products, operating efficiency, technology and effective claims handling will enable us to compete effectively. Our total account strategy in Personal Lines and broad product offerings in Commercial Lines are instrumental to our strategy to capitalize on these relationships. Our Property and Casualty group is not dependent on a single customer or even a few customers, for which the loss of any one or more would have an adverse effect upon the group’s insurance operation.

In our Michigan Personal Lines business, where we market our products under the Citizens Insurance brand name, we compete with a number of national direct writers and regional and local companies. Principal personal lines competitors in Michigan are AAA Auto Club of Michigan, State Farm Group and Auto–Owners Insurance Group. We believe our agency relationships, Citizens Insurance brand recognition, and Connections Auto product enable us to distribute our products competitively in Michigan.

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

We utilize claims processing technology which allows most of the smaller and more routine Personal Lines claims to be processed at centralized locations. In 2008, we continued enhancements to our claims related technology and processes, including the implementation of new technology in all states for personal and commercial automobile. We believe these enhancements and our centralization of processing will increase efficiency and reduce costs as we expand the new technology into additional product lines.

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

TERRORISM

Private sector catastrophe reinsurance is limited and generally unavailable for losses attributed to acts of terrorism, particularly those involving nuclear, biological, chemical and/or radiological events. As a result, the Company’s primary reinsurance protection against large-scale terrorist attacks is presently provided through a temporary Federal program that provides for a system of shared public and private compensation for insured losses resulting from acts of terrorism. Additionally, we are reinsured for certain terrorism related losses within existing Catastrophe, Property per Risk and Casualty Excess of Loss corporate treaties (see Reinsurance—on pages 13 to 14 of this Form 10-K).

The Terrorism Risk Insurance Act of 2002 (“TRIA”) established the Terrorism Risk Insurance Program (the “Program”). Coverage under the Program applies to workers’ compensation, commercial multiple peril and certain other Commercial Lines policies. The Terrorism Risk Insurance Program Reauthorization Act of 2007

(“TRIPRA”) extended the Program through December 31, 2014, and extended coverage to include both domestic and foreign acts of terrorism.

In accordance with the Program, we offer policyholders in specific lines of insurance the option to elect terrorism coverage. In order for a loss to be covered under the Program, the loss must meet aggregate industry loss minimums and must be the result of an act of terrorism as certified by the Secretary of the Treasury. The Program requires us to retain 15% of any claims from a certified terrorist event in excess of our federally mandated deductible. Our deductible represents 20% of direct earned premium for the covered lines of business of the prior year. In 2008, the deductible was $150.1 million, which represents 9.0% of year-end 2007 statutory policyholder surplus, and is estimated to be $178 million in 2009, representing 11.2% of 2008 year-end statutory policyholder surplus. We may reinsure our retention and deductible under the Program, although at this time, we have not purchased additional specific terrorism-only reinsurance coverage.

Given the unpredictable nature of the frequency and severity of terrorism losses, future losses from acts of terrorism could be material to our operating results, financial position, and/or liquidity in the future. We manage our exposures on an individual line of business basis and in the aggregate by zip code.

STATE REGULATION

Our property and casualty insurance subsidiaries are subject to extensive regulation in the various states in which they transact business and are supervised by the individual state insurance departments. Numerous aspects of our business are subject to regulatory requirements, including premium rates, mandatory risks that must be covered, prohibited exclusions, licensing of agents, investments, restrictions on the size of risks that may be insured under a single policy, reserves and provisions for unearned premiums, losses and other obligations, deposits of securities for the benefit of policyholders, policy forms and coverages, advertising, and other conduct, including the use of credit information and other factors in underwriting, as well as other underwriting and claims practices. States also regulate various aspects of the contractual relationships between insurers and independent agents.

In addition, as a condition to writing business in certain states, insurers are required to participate in various pools or risk sharing mechanisms or to accept certain classes of risk, regardless of whether such risks meet its underwriting requirements for voluntary business. Some states also limit or impose restrictions on the ability of an insurer to withdraw from certain classes of business. For example, Massachusetts, New Jersey, New York, Louisiana and Florida each impose material restrictions on a company’s ability to withdraw from certain lines of business in their respective states. The state insurance departments can impose significant charges on a carrier in connection with a market withdrawal or refuse to approve withdrawal plans on the grounds that they could lead to market disruption. Laws and regulations that limit cancellation and non-renewal and that subject withdrawal plans to prior approval requirements may significantly restrict an insurer’s ability to exit unprofitable markets. For example, the state of Louisiana continues to restrict our ability to reduce exposure to areas affected by hurricanes Katrina and Rita and to increase or maintain rates on policies.

In February 2009, the Governor of Michigan called upon every automobile insurer operating in the state to freeze personal automobile insurance rates for 12 months to allow time for the legislature to enact comprehensive automobile insurance reform. In addition, she endorsed a number of proposals by her appointed Automobile and Home Insurance Consumer Advocate which would, among other things, change the current rate approval process from the current “file and use” system to “prior approval”, mandate “affordable” rates, reduce the threshold for lawsuits to be filed in “at fault” incidents, and prohibit the use of certain underwriting criteria such as credit scores. The Office of Financial and Insurance Regulation had previously issued regulations prohibiting the use of credit scores to rate personal lines insurance policies, which regulations are the subject of litigation which is expected to be reviewed by the Michigan Supreme Court. At this time, we are unable to predict the likelihood of adoption or impact on our business of any such proposals or regulations, but any such restrictions could have an adverse affect on our results of operations.

During 2007, the Massachusetts Commissioner of Insurance issued decisions pertaining to personal automobile insurance to end the “fix-and-establish” system of setting automobile rates, replaced it with a system of “managed competition” and began implementing an Assigned Risk Plan beginning with new business as of April 1, 2008. The implementation of this Assigned Risk Plan is expected to be completed over the next year and therefore, the effects of this new Assigned Risk Plan on our financial results are not yet completely known or determinable. The Assigned Risk Plan distributes the Massachusetts residual automobile market based on individual policyholder assignments rather than assigning carriers Exclusive Representative Producers as was done under the prior system. We believe the Assigned Risk Plan will provide for a more equitable distribution of residual market risks across all carriers in the market, and therefore, such plan is not likely to adversely affect our results of operations or financial position.

Over the past three years, other state-sponsored insurers, reinsurers or involuntary pools have increased significantly, particularly those states which have Atlantic or Gulf Coast storm exposures. As a result, the potential assessment exposure of insurers doing business in such states and the attendant collection risks have increased, particularly, in our case, in the states of Massachusetts, Louisiana and Florida. Such actions and related regulatory restrictions may limit our ability to reduce our potential exposure to hurricane related losses. At this time we are unable to predict the likelihood or impact of any such potential assessments or other actions.

The insurance laws of many states generally provide that property and casualty insurers doing business in those states belong to statutory property and casualty guaranty funds. The purpose of these guaranty funds is to protect policyholders by requiring that solvent property and casualty insurers pay insurance claims of insolvent insurers. These guaranty associations generally pay these claims by assessing solvent insurers proportionately based on the insurer’s share of voluntary written premium in the state. While most guaranty associations provide for recovery of assessments through subsequent rate increases, surcharges or premium tax credits, there is no assurance that insurers will ultimately recover these assessments, which could be material, particularly following a large catastrophe or in markets which become disrupted.

We are subject to periodic financial and market conduct examinations conducted by state insurance departments. We are also required to file annual and other reports relating to the financial condition of our insurance subsidiaries and other matters.

See also “Contingencies and Regulatory Matters” on pages 63 to 65 and “Other Significant Transactions” on page 58 to 59 in Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

RESIDUAL MARKETS AND POOLING ARRANGEMENTS

As a condition of our license to do business in various states, we are required to participate in mandatory property and casualty shared market mechanisms or pooling arrangements which provide various insurance coverages where such coverage may not otherwise be available at rates which are deemed reasonable. Such mechanisms provide coverage primarily for personal and commercial property, personal and commercial automobile, and workers’ compensation and include assigned risk plans, reinsurance facilities and pools, joint underwriting associations, fair access to insurance requirements plans, and commercial automobile insurance plans. For example, since most states compel the purchase of a minimal level of automobile liability insurance, states have developed shared market mechanisms to provide the required coverages and in many cases, optional coverages, to those drivers who, because of their driving records or other factors, cannot find insurers who will insure them voluntarily. Our participation in such shared markets or pooling mechanisms is generally proportional to our direct writings for the type of coverage written by the specific pooling mechanism in the applicable state. We experienced an underwriting loss from participation in these mechanisms, mandatory pools and underwriting associations of $11.5 million and $12.3 million for 2008 and 2007, respectively, while an underwriting profit of $9.7 million resulted from our 2006 participation. In both years, the primary component of the underwriting loss was due to our mandatory participation in the Michigan Assigned Claims (“MAC”) facility, an assigned claims plan covering people injured in uninsured motor vehicle accidents. Our participation in the MAC facility is based on our share of personal and commercial automobile direct written premium in the state and resulted in an underwriting loss of $11.2 million, $10.4 million and $11.1 million in 2008, 2007 and 2006, respectively.

Reinsurance Facilities and Pools

Reinsurance facilities are currently in operation in various states that require an insurer to write all applications submitted by an agent, regardless of its pricing or underwriting characteristics. As a result, insurers in that state may be writing policies for applicants with a higher risk of loss, or at a lower premium, than they would normally accept. The reinsurance facility allows the insurer to cede this high risk business to the reinsurance facility, thus sharing the underwriting experience with all other insurers in the state. If a claim is paid on a policy issued in this market, the facility will reimburse the insurer. Typically, reinsurance facilities operate at a deficit, which is then recouped by levying assessments against the same insurers. These assessments are determined on the basis of each insurers’ share of net written premium in the state; therefore, our most significant liability to these facilities arise from the state of Michigan, which for 2008 represented 29.2% of our total net written premium. Other than the previously mentioned MAC facility, mandatory reinsurance facilities and pools, including those in Michigan and Massachusetts, were not significant to our 2008, 2007 or 2006 results of operations.

The Michigan Catastrophic Claims Association (“MCCA”) is a reinsurance mechanism that covers no-fault first party medical losses of retentions in excess of $440,000. All automobile insurers doing business in Michigan are required to participate in the MCCA. Insurers are reimbursed for their covered losses in excess of this threshold, which increased from $420,000 to $440,000 on July 1, 2008, and will continue to increase each July 1st in scheduled amounts until it reaches $500,000 in 2011. Funding for MCCA comes from assessments against automobile insurers based upon their proportionate market share of the state’s automobile liability insurance market. Insurers are allowed to pass along this cost to Michigan automobile policyholders. We ceded to the MCCA premiums earned and losses and LAE of $60.9 million and $129.8 million in 2008, $70.1 million and $84.6 million in 2007, and $74.3 million and $118.8 million in 2006, respectively. At December 31, 2008, the MCCA represented at least 10% of our total reinsurance assets. At December 31, 2008 and 2007, we had reinsurance recoverables on paid and unpaid losses from the MCCA of $613.8 million and $557.7 million, respectively. We believe that we are unlikely to incur any material loss as a result of non-payment of amounts owed to us by MCCA, because (i) the payment obligations of the MCCA are extended over many years, resulting in relatively small current payment obligations in terms of MCCA’s total assets, and (ii) the MCCA is supported by assessments permitted by statute. Reference is made to Note 18 – “Reinsurance”, on pages 107 and 108 and Note 21 – “Commitments and Contingencies”, on pages 110 to 112 of the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K.

FAIR Plans and Other Involuntary Pools

The principal shared market mechanisms for property insurance are state mandated FAIR Plans, the formation of which were required by the federal government as a condition to an insurer’s ability to obtain federal riot reinsurance coverage following the riots and civil disorder that occurred during the 1960s. These plans, created as mechanisms similar to automobile assigned risk plans, were designed to increase the availability of property insurance in urban areas, but over time have been extended to cover other circumstances where homeowners are unable to obtain insurance at rates deemed reasonable, such as in coastal or other areas prone to natural catastrophes. Thirty-three states have FAIR Plans, including Louisiana, Florida, Massachusetts, New York and North Carolina. During 2005, the Louisiana and Florida FAIR Plans experienced considerable losses as a result of hurricanes. Total FAIR Plan assessments were not significant to our 2008, 2007 or 2006 results of operations.

The maximum annual FAIR Plan assessment that can be levied against an insurer operating in Louisiana and Florida are approximately 30% and 20%, respectively, of the annual direct property premium written by the insurer in the prior year. Under the Louisiana FAIR Plan, we are allowed to recover such losses from policyholders, subject to annual limitations. The availability of private homeowners insurance in these states is declining as carriers seek to exit or significantly reduce their exposure in these states. This will increase the number of insureds seeking coverage from the FAIR Plans and could result in increased losses to us through the states’ FAIR Plans for future events. Also, the Massachusetts FAIR Plan has grown significantly because of coastal exposures. Although it is difficult to accurately estimate our ultimate exposure, a large coastal event, particularly affecting Florida, Louisiana, New York, New Jersey or Massachusetts, would likely be material to our financial position and/or results of operations.

Assigned Risk Plans

Assigned risk plans are the most common type of shared market mechanism. Most states, including New Jersey and New York, operate assigned risk plans, and Massachusetts implemented such a plan for new business beginning on April 1, 2008. Such plans assign applications from drivers who are unable to obtain insurance in the voluntary market to insurers licensed in the applicant’s state. Each insurer is required to accept a specific percentage of applications based on its market share of voluntary business in the state. Once an application has been assigned to an insurer, the insurer issues a policy under its own name and retains premiums and pays losses as if the policy was voluntarily written. Total assigned risk plan costs were not significant to our 2008, 2007 or 2006 results of operations not only because of the direct business written by us in the state, but also because of various FAIR Plans and other assessments which can be imposed in such circumstances.

Voluntary Pools

We have terminated our participation in virtually all voluntary pool business; however, we continue to be subject to claims related to years in which we were a participant. The most significant of these pools is a voluntary excess and casualty reinsurance pool known as the Excess and Casualty Reinsurance Association (“ECRA”), in which we were a participant from 1950 to 1982. In 1982, the pool was dissolved and since that time the business has been in runoff. Our participation in this pool has resulted in average paid losses of approximately $2 million annually over the past ten years. Because of the inherent uncertainty regarding the types of claims in this pool, there can be no assurance that the reserves will be sufficient. Loss and LAE reserves for our voluntary pools were $67.0 million and $79.0 million at December 31, 2008 and 2007, respectively, including $52.0 million and $53.3 million at December 31, 2008 and 2007, respectively, related to ECRA. Excluding the ECRA pool, the average annual paid losses and reserve balances at December 31, 2008 for other voluntary pools were not individually significant.

RESERVE FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

Reference is made to “Property and Casualty – Reserve for Losses and Loss Adjustment Expenses” on pages 35 to 41 of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Our property and casualty actuaries review the reserves each quarter and certify the reserves annually as required for statutory filings. Significant periods of time often elapse between the occurrence of an insured loss, the reporting of the loss to us and our settlement and payment of that loss. To recognize liabilities for unpaid losses on occurrences, we establish reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported losses and LAE.

We regularly review our reserving techniques, our overall reserving position and our reinsurance. We believe that adequate provision has been made for loss reserves. This belief is based on (i) our review of historical data, legislative enactments, judicial decisions, legal developments in impositions of damages, changes in political attitudes and trends in general economic conditions, (ii) our review of per claim information, (iii) our historical loss experience and that of the industry, (iv) the relatively short-term nature of most policies written by us, and (v) our internal estimates of required reserves. However, establishment of appropriate reserves is an inherently uncertain process and there can be no certainty that reserves will prove adequate in light of subsequent actual experience. A significant change to the estimated reserves could have a material effect on our results of operations or financial position. An increase or decrease in reserve estimates would result in a corresponding decrease or increase in financial results. For example, each one percentage point change in the aggregate loss and LAE ratio resulting from a change in reserve estimation is currently projected to have an approximate $25 million impact on the property and casualty group’s segment income, based on 2008 full year premiums.

We do not use discounting techniques in establishing reserves for losses and LAE in our Property and Casualty, nor have we participated in any loss portfolio transfers or other similar transactions.

The following table reconciles reserves determined in accordance with accounting principles and practices prescribed or permitted by insurance statutory authorities (“Statutory”) to reserves determined in accordance with generally accepted accounting principles (“GAAP”). The primary difference between the following Statutory reserves and our GAAP reserves is the requirement, on a GAAP basis, to present reinsurance recoverables as an asset, whereas Statutory guidance provides that reserves are reflected net of the corresponding reinsurance recoverables.

DECEMBER 31	2008	2007	2006
(In millions)
Statutory reserve for losses and LAE	$2,211.0	$2,225.3	$2,274.4
GAAP adjustments:
Reinsurance recoverable on unpaid losses	988.2	940.5	889.5
Other	2.1	—	—

GAAP reserve for losses and LAE	$3,201.3	$3,165.8	$3,163.9

ANALYSIS OF LOSSES AND LOSS ADJUSTMENT EXPENSES RESERVE DEVELOPMENT

The following table sets forth the development of our GAAP reserves (net of reinsurance recoverables) for unpaid losses and LAE from 1998 through 2008:

DECEMBER 31	2008	2007	2006	2005	2004	2003	2002	2001	2000	1999	1998
(In millions)
Net reserve for losses and LAE(1)	$2,213.1	$2,225.3	$2,274.4	$2,351.1	$2,161.5	$2,078.9	$2,083.8	$2,056.9	$1,902.2	$1,924.5	$2,005.5
Cumulative amount paid as of(2):
One year later	—	711.1	689.9	729.5	622.0	658.3	784.5	763.6	780.3	703.8	638.0
Two years later	—	—	1,061.8	1,121.9	967.0	995.4	1,131.7	1,213.6	1,180.1	1,063.8	996.0
Three years later	—	—	—	1,368.3	1,175.4	1,217.1	1,339.5	1,423.9	1,458.3	1,298.2	1,203.0
Four years later	—	—	—	—	1,312.9	1,351.6	1,478.9	1,551.5	1,567.8	1,471.8	1,333.0
Five years later	—	—	—	—	—	1,436.5	1,566.8	1,636.9	1,636.9	1,524.4	1,446.0
Six years later	—	—	—	—	—	—	1,629.3	1,696.3	1,689.0	1,560.6	1,497.5
Seven years later	—	—	—	—	—	—	—	1,742.3	1,731.0	1,596.4	1,537.4
Eight years later	—	—	—	—	—	—	—	—	1,768.5	1,627.2	1,573.3
Nine years later	—	—	—	—	—	—	—	—	—	1,657.5	1,606.1
Ten years later	—	—	—	—	—	—	—	—	—	—	1,634.3
Net reserve re-estimated as of(3):
End of year	2,213.1	2,225.3	2,274.4	2,351.1	2,161.5	2,078.9	2,083.8	2,056.9	1,902.2	1,924.5	2,005.5
One year later		2,073.7	2,138.0	2,271.1	2,082.0	2,064.4	2,124.2	2,063.3	2,010.8	1,837.1	1,822.1
Two years later		—	2,008.9	2,155.8	1,989.6	2,017.4	2,115.3	2,122.5	2,028.2	1,863.3	1,781.4
Three years later		—	—	2,072.0	1,899.6	1,971.5	2,093.9	2,124.3	2,066.6	1,863.0	1,818.6
Four years later		—	—	—	1,853.2	1,917.3	2,074.0	2,121.6	2,071.1	1,893.6	1,823.5
Five years later		—	—	—	—	1,896.1	2,041.6	2,121.7	2,078.3	1,901.6	1,860.5
Six years later		—	—	—	—	—	2,034.9	2,103.2	2,084.1	1,913.4	1,871.0
Seven years later		—	—	—	—	—	—	2,100.6	2,074.8	1,925.4	1,883.1
Eight years later		—	—	—	—	—	—	—	2,076.8	1,920.9	1,897.6
Nine years later		—	—	—	—	—	—	—	—	1,925.6	1,896.0
Ten years later		—	—	—	—	—	—	—	—	—	1,900.2

Redundancy (deficiency), net(4)	$—	$151.6	$265.5	$279.1	$308.3	$182.8	$48.9	$(43.7)	$(174.6)	$(1.1)	$105.3

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

(4)

Cumulative redundancy or deficiency at December 31, 2008 of the net reserve amounts shown on the top line of the corresponding column. A redundancy in reserves means the reserves established in prior years exceeded actual losses and LAE or were re-evaluated at less than the original reserved amount. A deficiency in reserves means the reserves established in prior years were less than actual losses and LAE or were re-evaluated at more than the original reserved amount.

The following table sets forth the development of gross reserve for unpaid losses and LAE from 1999 through 2008:

DECEMBER 31	2008	2007	2006	2005	2004	2003	2002	2001	2000	1999
(In millions)
Reserve for losses and LAE:
Gross liability	$3,201.3	$3,165.8	$3,163.9	$3,458.7	$3,068.6	$3,018.9	$2,961.7	$2,921.5	$2,719.1	$2,618.7
Reinsurance recoverable	988.2	940.5	889.5	1,107.6	907.1	940.0	877.9	864.6	816.9	694.2

Net liability	$2,213.1	$2,225.3	$2,274.4	$2,351.1	$2,161.5	$2,078.9	$2,083.8	$2,056.9	$1,902.2	$1,924.5

One year later:
Gross re-estimated liability		$3,032.1	$3,047.0	$3,409.9	$3,005.9	$2,972.2	$3,118.6	$2,926.4	$2,882.0	$2,553.4
Re-estimated recoverable		963.4	909.0	1,138.8	923.9	907.8	994.4	863.1	871.2	716.3

Net re-estimated liability		$2,073.7	$2,138.0	$2,271.1	$2,082.0	$2,064.4	$2,124.2	$2,063.3	$2,010.8	$1,837.1

Two years later:
Gross re-estimated liability			$2,960.5	$3,334.1	$2,941.5	$2,970.7	$3,113.5	$3,118.9	$2,913.0	$2,640.8
Re-estimated recoverable			951.6	1,178.3	951.9	953.3	998.2	996.4	884.8	777.5

Net re-estimated liability			$2,008.9	$2,155.8	$1,989.6	$2,017.4	$2,115.3	$2,122.5	$2,028.2	$1,863.3

Three years later:
Gross re-estimated liability				$3,288.8	$2,897.7	$2,951.0	$3,129.4	$3,146.6	$3,063.9	$2,658.0
Re-estimated recoverable				1,216.8	998.1	979.5	1,035.5	1,022.3	997.3	795.0

Net re-estimated liability				$2,072.0	$1,899.6	$1,971.5	$2,093.9	$2,124.3	$2,066.6	$1,863.0

Four years later:
Gross re-estimated liability					$2,886.8	$2,935.1	$3,128.6	$3,178.8	$3,088.5	$2,782.4
Re-estimated recoverable					1,033.6	1,017.8	1,054.6	1,057.2	1,017.4	888.8

Net re-estimated liability					$1,853.2	$1,917.3	$2,074.0	$2,121.6	$2,071.1	$1,893.6

Five years later:
Gross re-estimated liability						$2,946.1	$3,134.4	$3,197.0	$3,126.1	$2,814.1
Re-estimated recoverable						1,050.0	1,092.8	1,075.3	1,047.8	912.5

Net re-estimated liability						$1,896.1	$2,041.6	$2,121.7	$2,078.3	$1,901.6

Six years later:
Gross re-estimated liability							$3,163.9	$3,213.9	$3,148.7	$2,848.1
Re-estimated recoverable							1,129.0	1,110.7	1,064.6	934.7

Net re-estimated liability							$2,034.9	$2,103.2	$2,084.1	$1,913.4

Seven years later:
Gross re-estimated liability								$3,259.3	$3,172.9	$2,871.6
Re-estimated recoverable								1,158.7	1,098.1	946.2

Net re-estimated liability								$2,100.6	$2,074.8	$1,925.4

Eight years later:
Gross re-estimated liability									$3,221.1	$2,901.4
Re-estimated recoverable									1,145.3	980.5

Net re-estimated liability									$2,076.8	$1,920.9

Nine years later:
Gross re-estimated liability										$2,954.0
Re-estimated recoverable										1,028.4

Net re-estimated liability										$1,925.6

Reinsurance

We maintain a reinsurance program designed to protect against large or unusual loss and LAE activity. We utilize a variety of reinsurance agreements, which are intended to control our exposure to large property and casualty losses, stabilize earnings and protect capital resources, including facultative reinsurance, excess of loss reinsurance and catastrophe reinsurance. Catastrophe reinsurance serves to protect us, as the ceding insurer, from significant losses arising from a single event such as snow, ice storm, hurricane, earthquake, tornado, wind, hail, terrorism, fire, explosion, or other extraordinary events. We determine the appropriate amount of reinsurance based upon our evaluation of the risks insured, exposure analyses prepared by consultants and/or reinsurers and on market conditions, including the availability and pricing of reinsurance.

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

As described under “Terrorism” above, although we exclude coverage of nuclear, chemical or biological events from the personal and commercial policies we write, we are required under TRIPRA to offer this coverage in our workers’ compensation policies. We have reinsurance coverage under our casualty reinsurance treaty for losses that result from nuclear, chemical or biological events of approximately $30 million. All other treaties exclude such coverage. Further, under TRIPRA, our retention of losses from such events, if deemed certified terrorist events, is limited to approximately $178 million deductible and 15% of losses in excess of this deductible in 2009. However, there can be no assurance that such events would not be material to our financial position or results of operations.

As described above under “Residual Markets and Pooling Arrangements – Reinsurance Facilities and Pools”, we are subject to concentration of risk with respect to reinsurance ceded to various mandatory residual market mechanisms.

Reference is made to Note 18 – “Reinsurance” on pages 107 and 108 of the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K. Reference is also made to “Reinsurance Facilities and Pools” on pages 8 and 9 of this Form 10-K.

Our 2009 reinsurance program is substantially consistent with our 2008 program. The following table summarizes both our 2008 and 2009 reinsurance programs (excluding coverage available under the federal terrorism reinsurance program):

(in millions)
Treaty	Loss Amount	Loss Retention	Reinsurance Coverage, Including Non-Certified Terrorism	Certified Terrorism Coverage (as defined by TRIPRA)
Property catastrophe occurrence treaty (1), (5)
All perils, per occurrence	< $150.0 $150.0 to $250.0 $250.0 to $700.0 $700.0 to $900.0 > $900.0	100% 47% NA 45% 100%	NA 53% 100% 55% NA	NA 53%; Personal Lines only 100%; Personal Lines only 55%; Personal Lines only NA
Property per risk treaty (1), (5)
All perils including commercial marine, per risk	< $2.0 $2.0 to $5.0(2) $5.0 to $100.0 > $100.0	100% NA NA 100%	NA 100% 100% N/A	NA 100% 100% NA
Casualty reinsurance (3), (5)
Each loss, per occurrence for general liability, automobile liability, and workers’ compensation and umbrella	< $2.0 $2.0 to $5.0 $5.0 to $10.0 $10.0 to $30.0 > $30.0	100% 25% NA NA 100%	NA 75% 100% 100% NA	NA subject to $10M annual aggregate limit subject to $5M annual aggregate limit subject to $20M annual aggregate limit NA
Surety/fidelity bond reinsurance (1)
Excess of loss treaty on bond business	< $3.0 $3.0 to $35.0 > $35.0	100% 10% 100%	NA 90% NA	NA NA NA
Professional liability reinsurance
Lawyers and management liability (4)	< $1.0 $1.0 to $10.0 > $10.0	100% 10% 100%	NA 90% NA	NA NA NA

NA – Not applicable

(1)

The property catastrophe occurrence treaty $200 million excess of $700 million layer was additionally purchased effective July 1, 2008 for a twelve month term ending on June 30, 2009 and provides coverage for perils in the Northeast. The property per risk and surety/fidelity bond treaties have an annual effective dates of July 1st. All other treaties have January 1st annual effective dates.

(2)	The property per risk treaty $2 million to $5 million layer is subject to $6 million annual aggregate deductible.
(3)

Coverage between $10 million and $20 million under this agreement is clash reinsurance. Clash reinsurance is a type of excess of loss reinsurance in which an insurance company is reinsured in the event there is a casualty loss affecting two or more insureds. Umbrella is covered under our casualty reinsurance treaty subject to separate limits as defined. Umbrella and casualty lines share coverage at the $2 million to $10 million layers with the maximum umbrella limit subject to the casualty treaty of $5 million. There is also a separate layer that provides umbrella coverage of $15 million excess of $5 million per occurrence.

(4)	Professional liability reinsurance agreement provides coverage to $10 million for Lawyers’ Professional Liability and coverage to $5 million for Management Liability.
(5)

As discussed in Other Significant Transactions in Managements Discussion and Analysis on pages 58 and 59 of this Form 10-K, we purchased AIX on November 28, 2008. In addition to certain layers of coverage from our reinsurance programs as described in this table, the AIX reinsurance program also includes surplus share, quota share, excess of loss, facultative and other forms of reinsurance that cover the writings from AIX specialty and proprietary programs.

LIFE COMPANIES

OVERVIEW

During 2008, all of our Life Companies business was classified as discontinued operations. We segregated this business into two components: Discontinued Operations of our FAFLIC Business, and Discontinued Operations of our Variable Life Insurance and Annuity Business.

Our Discontinued Operations of our FAFLIC Business, which was sold to Commonwealth Annuity on January 2, 2009, included traditional life insurance products (principally the Closed Block), a block of retirement products and one guaranteed investment contract (“GIC”). Our Discontinued Operations of our Variable Life Insurance and Annuity business reflects the net costs and recoveries associated with the 2005 sale of this business, including indemnification costs and employee severance costs. Our discontinued operations, in total, generated a net loss of $63.9 million during 2008. Reference is made to “Segment Results – Discontinued Operations: Life Companies” on pages 42 to 44 of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Assets and liabilities related to our FAFLIC discontinued business and our reinsured variable life insurance and annuity business are reflected as assets and liabilities held-for-sale.

PRODUCTS

We did not issue any new business in 2008. The primary insurance products in FAFLIC were participating whole life insurance products and fixed individual annuities. Additionally, we managed group annuity accounts for participants of defined benefit plans whose retirement benefits were purchased for them by their defined benefit plan sponsor. Finally, we had one non-qualified GIC, often referred to as a funding agreement. This funding agreement was issued to a non-ERISA institutional buyer, denominated in British pounds and had a fixed interest rate.

The following table reflects total reserves held, both gross and net of reinsurance recoverables, for the Discontinued Operations major product lines, including the Closed Block (see Note 8 on page 92 of the Notes to the Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K), for the years ended December 31, 2008 and 2007.

DECEMBER 31	2008	2007	2008	2007
(in millions)	Gross		Net of Reinsurance Recoverable
Individual life and health insurance	$722.8	$735.9	$682.2	$705.8
Accident and health business	232.0	262.4	114.1	62.8
Individual and group annuities	393.3	416.2	309.6	334.3
Trust instruments supported by funding obligations (GICs)	15.0	39.1	15.0	39.1
Separate account liabilities (1)	263.4	481.3	263.4	481.3

(1)	Includes separate account liabilities subject to a modified coinsurance agreement with Commonwealth Annuity, of $189.8 million and $380.2 million as of December 31, 2008 and 2007, respectively.

Included in the table above are reserves related to our accident and health business, which was retained by THG through an assumption of such business by Hanover Insurance. The accident and health business assumed by Hanover Insurance includes interests in approximately 23 assumed accident and health reinsurance pools and arrangements. We ceased writing new premiums in this business in 1998. The reinsurance pool business consists primarily of direct and assumed medical stop loss, the medical and disability portions of workers’ compensation risks, small group managed care, long-term disability and long-term care pools, student accident and special risk business. Our total reserves for the assumed accident and health business were $232.0 million at December 31, 2008. The total amount recoverable from third party reinsurers was $117.9 million at December 31, 2008. Total net reserves were $114.1 million at December 31, 2008. We will continue to account for this business as Discontinued Operations.

Loss estimates associated with substantially all of this business are provided by managers of each pool. We adopt reserve estimates for this business that considers this information and other facts. We update these reserves as new information becomes available and further events occur that may affect the ultimate resolution of unsettled claims. We believe that the reserves recorded related to this business are adequate. However, since loss cost estimates related to our accident and health business are dependent on several assumptions, including, but not limited to, future health care costs, persistency of medical care inflation, claims, particularly in the long-term care business, morbidity and mortality assumptions, and these assumptions can be impacted by technical developments and advancements in the medical field and other factors, there can be no assurance that the reserves established for this business will prove sufficient. Revisions to these reserves could have a material adverse effect on our results of operations for a particular quarterly or annual period or on our financial position.

INVESTMENT PORTFOLIO

We held $4.8 billion of investment assets at December 31, 2008, excluding $1.1 billion of assets sold on January 2, 2009 as part of our discontinued FAFLIC business. Approximately 89% of our investment assets relating to continuing operations are comprised of fixed maturities, which includes both investment grade and below investment grade public and private debt securities. An additional 9% of our investment assets are comprised of cash and cash equivalents, while the remaining 2% includes equity securities, commercial mortgage loans and other long-term investments. These investments are generally of high quality and our fixed maturities are broadly diversified across sectors of the fixed income market.

For our Property and Casualty business, we developed an investment strategy that is intended to maximize investment income with consideration towards driving long-term growth of shareholders’ equity and book value. The determination of the appropriate asset allocation is a process that focuses on the types of business written and the level of surplus required to support our different businesses and the risk return profiles of the underlying asset classes. We look to balance the goals of capital preservation, stability, liquidity and after-tax return.

The majority of our assets are invested in the fixed income markets. Through fundamental research and credit analysis, our investment professionals seek to identify a combination of stable income producing higher quality U.S. agency, corporate and mortgage-backed securities and undervalued securities in the credit markets. We have a general policy of diversifying investments both within and across all portfolios to mitigate credit and interest rate risk. We monitor the credit quality of our investments and our exposure to individual markets, borrowers, industries, sectors and, in the case of direct commercial mortgages and commercial mortgage-backed securities, property types and geographic locations.

All investments held by our insurance subsidiaries are subject to diversification requirements under state insurance laws. However, there is no regulatory requirement to match asset and liability durations. Our investment asset portfolio duration is approximately four years and is generally 2.0 – 2.5 times the duration of our insurance liabilities. We seek to maintain sufficient liquidity to support our cash flow requirements by monitoring the cash requirements associated with our insurance and corporate liabilities, closely monitoring our investment durations, holding highly liquid public securities and managing the purchases and sales of assets.

Reference is made to “Investment Portfolio” on pages 46 to 51 of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

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

See “Rating Agency Actions” on pages 65 and 66 in Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

EMPLOYEES

We have approximately 4,000 employees located throughout the United States as of December 31, 2008. We believe our relations with employees are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to “Directors and Executive Officers of the Registrant” in Part III, Item 10 on pages 117 to 118 of this Form 10-K.

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

ITEM 1A–RISK FACTORS

We wish to caution readers that the current financial market turmoil and the following important factors, among others, in some cases have affected, and in the future could affect, our actual results and could cause our actual results for 2009 and beyond to differ materially from historical results and from those expressed in any of our forward-looking statements. When used in our Management’s Discussion and Analysis, the words “believes”, “anticipates”, “expects”, “projections”, “outlook”, “should”, “could”, “plan”, “guidance”, “likely” and similar expressions are intended to identify forward-looking statements. See “Important Factors Regarding Forward-Looking Statements” filed as Exhibit 99.2 to this Form 10-K. While any of these factors could affect our business as a whole, we have grouped certain factors by the business segment to which we believe they are most likely to apply.

RISKS RELATING TO OUR PROPERTY AND CASUALTY INSURANCE BUSINESS

We generate most of our total revenues and earnings through our property and casualty insurance subsidiaries. The results of companies in the property and casualty insurance industry historically have been subject to significant fluctuations and uncertainties. Our profitability could be affected significantly by (i) adverse loss development or loss adjustment expense for events we (including our recently acquired subsidiaries) have insured in either the current or in prior years, including risks indirectly insured through various mandatory market mechanisms or through discontinued pools which are included in the Other Property and Casualty segment (our discontinued Life Companies business also includes discontinued pools which present similar risks) or the expected decline in the amount of favorable development which has been realized in recent periods, which could be material, particularly in light of the significance of favorable development as a contributor to Property and Casualty Groups segment income; (ii) an inability to retain profitable policies in force and attract profitable policies in our Personal Lines and Commercial Lines segments, whether as the result of an increasingly competitive product pricing environment, the adoption by competitors of strategies to increase agency appointments and commissions, as well as marketing and advertising expenditures or otherwise; (iii) heightened competition, including the intensification of price competition and increased marketing efforts by our competitors, the entry of new competitors and the introduction of new products by new and existing competitors, or as the result of consolidation within the financial services industry and the entry of additional financial institutions into the insurance industry; (iv) failure to obtain new customers, retain existing customers or reductions of policies in force by existing customers, whether as a result of recent competition or otherwise; (v) increases in costs, particularly those occurring after the time our products are priced and including construction, automobile repair, and medical and rehabilitation costs, and including as the result of “cost shifting” from health insurers to casualty and liability insurers (whether as a result of an increasing number of injured parties without health insurance or coverage changes in health policies to make such coverage, in certain circumstances, secondary to other policies); (vi) restrictions on insurance underwriting, including as a result of proposals by the Governor of Michigan with respect to automobile insurance; (vii) adverse state and federal legislation or regulation, including mandated decreases in rates, the inability to obtain further rate increases, limitations on premium levels, increases in minimum capital and reserve requirements, benefit mandates, limitations on the ability to manage care and utilization, requirements to write certain classes of business, limitations on the use of credit scoring, such as proposals to ban the use of credit scores with respect to personal lines in Michigan and Florida or as proposed by Congress from time to time, restrictions on the use of certain compensation arrangements with agents and brokers, as well as continued compliance with state and federal regulations; (viii) adverse changes in the ratings obtained from independent rating agencies, such as Moody’s, Standard and Poor’s, Fitch and A.M. Best, whether due to investment impairments, additional capital requirements, our underwriting performance or other factors, including future rating agency requirements that may result from the current global economic crisis or otherwise; (ix) industry-wide change resulting from proposed regulations, investigations and inquiries relating to compensation arrangements with insurance brokers and agents; (x) disruptions caused by the introduction of new products, including new Commercial Lines specialty products, or in connection with the integration and expansion of newly acquired businesses; (xi) the impact of our acquisitions of Professionals Direct, Inc., Verlan Holdings, Inc., AIX Holdings, Inc., or other future acquisitions, including potential reserve deficiencies, distribution channel conflicts or disruptions in personnel or operating models.

Additionally, our profitability could be affected by adverse catastrophe experience (including terrorism), severe weather or other unanticipated significant losses. Further, certain new catastrophe models assume an increased frequency and severity of certain weather events, and financial strength rating agencies are placing increased emphasis on capital and reinsurance adequacy for insurers with certain geographic concentrations of risk, particularly in coastal areas. We have significant concentration of exposures in certain areas, including portions of the Northeast and Southeast and derive a material amount of profits from operations in the Midwest. There are also concerns that the higher level of weather-related catastrophes and other losses incurred by the industry in recent years is indicative of changing weather patterns, whether as a result of changing climate (“global warming”) or otherwise, which could cause such events to persist. This would lead to higher overall losses which we may not be able to recoup, particularly in the current economic and competitive environment.

Underwriting results and segment income could be adversely affected by further changes in our net loss and LAE estimates related to hurricanes Katrina, Ike, Gustav and other significant events. The risks and uncertainties in our business that may affect such estimates and future performance, including the difficulties in arriving at such estimates, should be considered. Estimating losses following any major catastrophe is an inherently uncertain process. Factors that add to the complexity in these events include the legal and regulatory uncertainty, the complexity of factors contributing to the losses, delays in claim reporting, the impact of “demand surge” and a slower pace of recovery resulting from the extent of damage sustained in the affected areas due in part to the availability and cost of resources to effect repairs. As a result, there can be no assurance that our ultimate costs associated with these events will not be substantially different from current estimates.

Additionally, future operating results as compared to prior years and forward-looking information regarding Personal Lines and Commercial Lines segment information on written and earned premiums, policies in force, underwriting results and segment income currently are expected to be adversely affected by competitive and regulatory pressures affecting rates, particularly in Michigan where the Governor has called for a freeze on automobile insurance rates. In addition, underwriting results and segment income could be adversely affected by changes in frequency and loss trends. Results in Personal Lines business may also be adversely affected by pricing decreases and market disruptions (including any caused by the current economic environment, particularly in Michigan, proposals in Michigan to reduce rates, expand coverage, limit territorial ratings, or expand circumstances in which parties can recover non-economic damages for bodily injury claims (i.e., efforts to modify or overturn the so-called Kreiner decision), the Michigan Commissioner of Insurance’s proposed ban on the use of credit scores, or the Governor’s executive order creating a position of the Automobile and Home Insurance Consumer Advocate, who is to act independent from the Michigan Commissioner of Insurance). The introduction of “managed competition” in Massachusetts has resulted in overall rate level reductions. Additionally, there is uncertainty regarding our ability to attract and retain customers in the market as new and larger carriers enter the state of Massachusetts as a result of “managed competition”.

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

Similarly, the introduction of new Commercial Lines products, including through our recently acquired subsidiaries and the development of new niche and specialty lines, presents new risks. Certain new specialty products may present longer “tail” risks and increased volatility in profitability.

Additionally, during the past few years we have made, and our current plans are to continue to make, significant investments in our Personal Lines and Commercial Lines businesses to, among other things, strengthen our product offerings and service capabilities, improve technology and our operating models, build expertise in our personnel, and expand our distribution capabilities, with the ultimate goal of achieving significant and sustained profitable growth and obtaining favorable returns on these investments. In order for these investment strategies to be profitable, we must achieve both profitable premium growth and the successful implementation of our operating models so that our expenses do not increase proportionately with growth. The ability to grow profitably throughout the property and casualty “cycle” is crucial to our current strategy. There can be no assurance that we will be successful in profitably growing our business, or that we will not alter our current strategy due to changes in our markets or an inability to successfully maintain acceptable margins on new business or for other reasons, in which case written and earned premium, segment income and net book value could be adversely affected.

Significant increases in recent years and expected further increases in the number of participants or insureds in state-sponsored reinsurance pools or FAIR Plans, particularly in the states of Massachusetts, Louisiana and Florida, combined with regulatory restrictions on the ability to adequately price, underwrite, or non-renew business, could expose us to significant exposures and assessment risks.

RISKS RELATING TO OUR DISCONTINUED LIFE COMPANIES BUSINESS

Our discontinued Life Companies businesses may be affected by (i) adverse actions related to legal and regulatory actions described under “Contingencies and Regulatory Matters”, including those which are subject to the “FIN 45” reserve described under “Life Companies – Discontinued Operations”; (ii) adverse loss and expense development related to our discontinued assumed accident and health reinsurance pool business or failures of our reinsurers to timely pay their obligations (especially in light of the fact that historically these pools sometimes involved multiple layers of overlapping reinsurers, or so called “spirals”); (iii) possible indemnification claims relating to sales practices for insurance and investment products or our historical administration of such products or the Closed Block, including with respect to activities of our former agents; and (iv) the impact of contingent liabilities, including litigation and regulatory matters, assumed or retained by THG in connection with the transaction and the impact of other indemnification obligations owed from THG to Goldman Sachs and/or Commonwealth Annuity (including with respect to existing and potential litigation).

RISKS RELATING TO OUR BUSINESS GENERALLY

Other market fluctuations and general economic, market and political conditions also may negatively affect our business and profitability. These conditions include (i) the difficulties of estimating the impact of the current financial turmoil on the value of our investment portfolio and future investment income, including the amount of realized losses and impairments which will be recognized in future financial reports and our ability and intent to hold such investments until recovery; (ii) the impact on our capital and liquidity of the current financial turmoil, including as a result of defaults in our fixed income investment portfolio and the market decline in the value of non-government backed investments; (iii) changes in interest rates causing a reduction of investment income or in the market value of interest rate sensitive investments; (iv) higher service, administrative or general expense due to the need for additional advertising, marketing, administrative or management information systems expenditures; (v) the inability to attract, or the loss or retirement of key executives or other key employees, and increased costs associated with the replacement of key executives or employees; (vi) changes in our liquidity due to changes in asset and liability matching, including the effect of defaults of debt securities; (vii) failure of a reinsurer of our policies to pay its liabilities under reinsurance or coinsurance contracts or adverse effects on the cost and availability of reinsurance (including as a result of any such insurers’ losses in its investment portfolio as a result of the current economic conditions or the result of significant catastrophes such as the September 11, 2001 terrorist attacks or Hurricane Katrina); (viii) changes in the mix of assets comprising our investment portfolios and changes in general market conditions that may cause the market value of our investment portfolio to fluctuate, including the expansion of current concerns regarding sub-prime mortgages to prime mortgage and corresponding mortgage-backed or other debt securities and concerns relative to the ratings and capitalization of municipal bond and mortgage guarantees and the valuation of commercial mortgages and commercial mortgage-backed securities; (ix) losses resulting from our participation in certain reinsurance pools, including pools in which we no longer participate but may have unquantified potential liabilities relating to asbestos environmental and other latent exposure matters, or from fronting arrangements where the reinsurer does not meet all of its reinsurance obligations; (x) defaults or impairments of debt securities held by us; (xi) higher employee benefit costs due to the significant decline in market values of defined benefit retirement plan assets resulting from the current economic crisis, interest rate fluctuations, regulatory requirements or judicial interpretations of benefits (including with respect to our Cash Balance Plan which is the subject of the Durand litigation); (xii) the effects of our restructuring actions, including any resulting from our review of operational matters related to our business, including a review of our markets, products, organization, financial capabilities, agency management, regulatory environment, ancillary businesses and service processes; (xiii) errors or omissions in connection with the administration of any of our products; (xiv) breaches of our information technology security systems or other operational disruptions or breaches which result in the loss or compromise of confidential financial, personal, medical or other information about our policyholders, claimants, agents or others with whom we do business; and (xv) interruptions in our ability to conduct business as a result of terrorist actions, catastrophes or other significant events affecting infrastructure, and delays in recovery of our operating capabilities.

Recent developments in the global financial markets may adversely affect our investment portfolio and overall performance. Global financial markets have recently experienced unprecedented and challenging conditions, including a tightening in the availability of credit and the failure of several large financial institutions. As a result, certain government bodies and central banks worldwide, including the U.S. Treasury Department and the U.S. Federal Reserve, have undertaken unprecedented intervention programs, the effects of which remain uncertain. There can be no assurances that these intervention programs, including The Emergency Economic Stabilization Act of 2008 and The 2009 American Recovery and Reinvestment Act, will be successful in improving conditions in the global financial market. The U.S. economy has experienced and continues to experience significant declines in employment, household wealth, and lending. If conditions further deteriorate, our business could be affected in different ways. Continued turbulence in the U.S. economy and contraction in the credit markets could adversely affect our profitability, demand for our products or our ability to raise rates, and could also result in declines in market value and future impairments of our investment assets. There can be no assurances that conditions in the global financial markets will not worsen and/or further adversely affect our investment portfolio and overall performance. Recessionary economic periods and higher unemployment are historically accompanied by higher claims activity, particularly in the personal and workers’ compensation lines of business and higher defaults in contractors’ bonds.

ITEM 1B–UNRESOLVED STAFF COMMENTS

None.

ITEM 2–PROPERTIES

We own our headquarters, located at 440 Lincoln Street, Worcester, Massachusetts, which consist primarily of approximately 758,000 square feet of office and conference space.

We also own office space, located at 645 W. Grand River, Howell, Michigan, which is approximately 104,000 square feet, and a three-building complex located at 808 North Highlander Way, Howell, Michigan, with approximately 157,000 square feet, where various business operations are conducted.

We lease offices throughout the country for branch sales, underwriting and claims processing functions, and the operations of our recently acquired subsidiaries.

We believe that our facilities are adequate for our present needs in all material respects. Certain of our properties may be made available for lease.

ITEM 3–LEGAL PROCEEDINGS

DURAND LITIGATION

On March 12, 2007, a putative class action suit captioned Jennifer A. Durand v. The Hanover Insurance Group, Inc., The Allmerica Financial Cash Balance Pension Plan was filed in the United States District Court for the Western District of Kentucky. The named plaintiff, a former employee who received a lump sum distribution from our Cash Balance Plan at or about the time of her termination, claims that she and others similarly situated did not receive the appropriate lump sum distribution because in computing the lump sum, we understated the accrued benefit in the calculation. We filed a motion to dismiss on the basis that the plaintiff failed to exhaust administrative remedies, which motion was granted without prejudice in a decision dated November 7, 2007. Plaintiff filed a Notice of Appeal of this dismissal to the United States Court of Appeals for the Sixth Circuit; oral arguments on the plaintiff’s appeal took place on October 28, 2008, and we are awaiting the court’s decision. In our judgment, the outcome is not expected to be material to our financial position, although it could have a material effect on the results of operations for a particular quarter or annual period.

HURRICANE KATRINA LITIGATION

We have been named as a defendant in various litigations, including putative class actions, relating to disputes arising from damages which occurred as a result of Hurricane Katrina in 2005. As of December 31, 2008, there were approximately 145 such cases. These cases have been filed in both Louisiana state courts and federal district courts. These cases generally involve, among other claims, disputes as to the amount of reimbursable claims in particular cases (e.g. how much of the damage to an insured property is attributable to flood and therefore not covered, and how much is attributable to wind, which may be covered), as well as the scope of insurance coverage under homeowners and commercial property policies due to flooding, civil authority actions, loss of landscaping, business interruption and other matters. Certain of these cases claim a breach of duty of good faith or violations of Louisiana insurance claims handling laws or regulations and involve claims for punitive or exemplary damages.

On August 23, 2007, the State of Louisiana (individually and on behalf of the State of Louisiana, Division of Administration, Office of Community Development) filed a putative class action in the Civil District Court for the Parish of Orleans, State of Louisiana, entitled State of Louisiana, individually and on behalf of State of Louisiana, Division of Administration, Office of Community Development ex rel The Honorable Charles C. Foti, Jr., The Attorney General For the State of Louisiana, individually and as a class action on behalf of all recipients of funds as well as all eligible and/or future recipients of funds through The Road Home Program v. AAA Insurance, et al., No. 07-8970. The complaint named as defendants over 200 foreign and domestic insurance carriers, including us. Plaintiff seeks to represent a class of current and former Louisiana citizens who have applied for and received or will receive funds through Louisiana’s “Road Home” program. On August 29, 2007, Plaintiff filed an Amended Petition in this case, asserting myriad claims, including claims for breach of contract, the implied covenant of good faith and fair dealing, fiduciary duty and Louisiana’s bad faith statutes. Plaintiff seeks relief in the form of, among other things, declarations that (a) the efficient proximate cause of losses suffered by putative class members was windstorm, a covered peril under their policies; (b) the second efficient proximate cause of their losses was storm surge, which Plaintiff contends is not excluded under class members’ policies; (c) the damage caused by water entering affected parishes of Louisiana does not fall within the definition of “flood”; (d) the damages caused by water entering Orleans Parish and the surrounding area was a result of a man-made occurrence and are properly covered under class members’ policies; (e) many class members suffered total losses to their residences; and (f) many class members are entitled to recover the full value for their residences stated on their policies pursuant to the Louisiana Valued Policy Law. In accordance with these requested declarations, Plaintiff seeks to recover amounts that it alleges should have been paid to policyholders under their insurance agreements, as well as penalties, attorneys’ fees, and costs. The case has been removed to the Federal District Court for the Eastern District of Louisiana.

We have established our loss and LAE reserves on the assumption that we will not have any liability under the “Road Home” or similar litigation, and that we will otherwise prevail in litigation as to the causes of certain large losses and not incur extra contractual or punitive damages.

ITEM 4–SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

PART II

ITEM 5–MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK AND STOCKHOLDER OWNERSHIP

Our common stock is traded on the New York Stock Exchange under the symbol “THG”. On February 20, 2009, we had approximately 29,152 shareholders of record and 51,139,602 shares outstanding. On the same date, the trading price of our common stock was $34.92 per share.

COMMON STOCK PRICES AND DIVIDENDS

	High (1)	Low (1)	Dividends
2008
First Quarter	$47.17	$40.14	—
Second Quarter	$46.83	$41.71	—
Third Quarter	$51.00	$38.01	—
Fourth Quarter	$45.00	$31.92	$0.45
2007
First Quarter	$49.11	$44.70	—
Second Quarter	$49.73	$44.46	—
Third Quarter	$49.76	$41.14	—
Fourth Quarter	$46.21	$42.23	$0.40

(1)	Common stock prices were obtained from a third party broker.

DIVIDENDS

On October 24, 2008, the Board of Directors declared a 45 cents per share cash dividend, which was paid on December 10, 2008 to shareholders of record as of November 26, 2008. The payment of future dividends on our common stock will be a business decision made by the Board of Directors from time to time based upon cash available at our holding company, our results of operations and financial condition and such other factors as the Board of Directors considers relevant.

Dividends to shareholders may be funded from dividends paid to us from our subsidiaries. Dividends from insurance subsidiaries are subject to restrictions imposed by state insurance laws and regulations. See “Liquidity and Capital Resources” on pages 60 to 62 of Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 15 – “Dividend Restrictions” on page 104 of the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K.

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

Through June 2008, approximately $60 million of shares had been repurchased under this program. No shares were repurchased during the remainder of 2008.

Shares purchased in the quarter are unrelated to the repurchase program and are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
October 1 – 31, 2008(1)	431	$34.84	—	$39,800,000
November 1 – 30, 2008(2)	465	40.32	—	39,800,000
December 1 – 31, 2008 (1)	586	39.97	—	39,800,000

Total	1,482	$38.59	—	$39,800,000

(1)	Shares were withheld to satisfy tax withholding amount due from employees upon their receipt of previously restricted shares.
(2)	Shares were withheld to satisfy tax withholding amount due from employees related to the receipt of stock which resulted from the vesting of their performance based restricted stock units.

ITEM 6–SELECTED FINANCIAL DATA

Five Year Summary Of Selected Financial Highlights

For The Years Ended December 31 (In millions, except per share data)	2008	2007	2006	2005	2004
Statements of Income
Revenues
Premiums	$2,484.9	$2,372.0	$2,219.2	$2,161.2	$2,249.1
Net investment income	258.7	247.0	228.5	209.7	197.4
Net realized investment (losses) gains	(97.8)	(0.9)	(0.2)	7.8	20.1
Fees and other income	34.6	56.0	57.9	42.6	42.4

Total revenues	2,680.4	2,674.1	2,505.4	2,421.3	2,509.0

Benefits, Losses and Expenses
Policy benefits, claims, losses and loss adjustment expenses	1,626.2	1,457.4	1,387.1	1,601.6	1,558.1
Policy acquisition expenses	556.2	523.6	476.4	458.5	470.1
Other operating expenses	333.6	351.6	370.9	307.8	335.3

Total benefits, losses and expenses	2,516.0	2,332.6	2,234.4	2,367.9	2,363.5

Income from continuing operations before federal income taxes	164.4	341.5	271.0	53.4	145.5
Federal income tax expense (benefit)	79.9	113.2	87.2	(6.3)	26.2
Income from continuing operations	84.5	228.3	183.8	59.7	119.3
Discontinued operations:
(Loss) income from operations of discontinued FAFLIC business, (including loss on assets held-for-sale of $77.3 in 2008), net of taxes	(84.8)	10.9	7.9	16.8	26.0
Income (loss) from operations of discontinued variable life insurance and annuity business, (including gain (loss) on disposal of variable life insurance and annuity business of $8.7, $7.9, $(29.8) and $(444.4) in 2008, 2007, 2006 and 2005), net of taxes	11.3	13.1	(29.8)	(401.7)	37.2
Income from operations of discontinued AMGRO Business (including gain on disposal of $11.1)	10.1	—	—	—	—
Other discontinued operations	(0.5)	0.8	7.8	—	—

Loss (income) from discontinued operations	(63.9)	24.8	(14.1)	(384.9)	63.2

Income (loss) before cumulative effect of change in accounting principle	20.6	253.1	169.7	(325.2)	182.5
Cumulative effect of change in accounting principle	—	—	0.6	—	(57.2)

Net income (loss)	$20.6	$253.1	$170.3	$(325.2)	$125.3

Earnings (loss) per common share (diluted)	$0.40	$4.83	$3.27	$(6.02)	$2.34
Dividends declared per common share (diluted)	$0.45	$0.40	$0.30	$0.25	$—

Balance Sheets (at December 31)
Total assets	$9,230.2	$9,815.6	$9,856.6	$10,634.0	$23,810.1
Long-term debt	531.4	511.9	508.8	508.8	508.8
Total liabilities	7,343.0	7,516.6	7,857.4	8,682.7	21,470.6
Shareholders’ equity	1,887.2	2,299.0	1,999.2	1,951.3	2,339.5

ITEM 7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction	25

Executive Overview	25-27

Description of Operating Segments	27

Results of Operations	27-28

Segment Results	28-45

Property and Casualty	28-41
Discontinued Operations: Life Companies	42-44
Other Items	44-45

Investment Portfolio	46-51

Market Risk and Risk Management Policies	51-54

Income Taxes	54-55

Critical Accounting Estimates	55-58

Other Significant Transactions	58-59

Statutory Capital of Insurance Subsidiaries	59-60

Liquidity and Capital Resources	60-62

Other Matters	63

Off–Balance Sheet Arrangements	63

Contingencies and Regulatory Matters	63-65

Rating Agency Actions	65-66

Risks and Forward-Looking Statements	66

Glossary of Selected Insurance Terms	67-69

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

Our results of operations include the accounts of The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America (“Citizens”), our principal property and casualty companies First Allmerica Financial Life Insurance Company (“FAFLIC”), our former life insurance and annuity company, and certain other insurance and non-insurance subsidiaries. As of December 31, 2008 and for all prior periods presented, operations from FAFLIC have been classified as discontinued operations and the related assets and liabilities as held-for-sale due to the sale of FAFLIC on January 2, 2009 to Commonwealth Annuity and Life Insurance Company (“Commonwealth Annuity”), a subsidiary of The Goldman Sachs Group, Inc. (“Goldman Sachs”). (See Discontinued Operations: Life Companies on pages 42-44 of this Form 10-K for further information). Hanover Insurance and Citizens are domiciled in the states of New Hampshire and Michigan, respectively.

EXECUTIVE OVERVIEW

Our property and casualty business constitutes our primary ongoing operations and includes our Personal Lines segment, our Commercial Lines segment and our Other Property and Casualty segment. As noted above, on January 2, 2009, we sold FAFLIC to Commonwealth Annuity. Based on the December 31, 2008 asset and liability values, including a pre-close dividend from FAFLIC consisting of designated assets with a statutory book value of approximately $130 million, total net proceeds from the sale after estimated transaction expenses were approximately $230 million. Coincident with the sale transaction, Hanover Insurance and FAFLIC entered into a reinsurance contract whereby Hanover Insurance assumed FAFLIC’s discontinued accident and health insurance business.

During 2008, unprecedented capital market events, including the failure of several large financial institutions, have resulted in a deterioration in the overall credit environment and caused the market value of both investment and below investment grade securities to depreciate. Concerns about asset quality expanded well beyond exposure to the residential mortgage market, causing one of the sharpest declines in financial asset values in recent history. Additionally, the uncertainty in the financial markets has resulted in the contraction of credit market liquidity. Our investment holdings consist primarily of fixed maturities, cash and cash equivalents, which totaled $4.8 billion at December 31, 2008, excluding those assets held-for-sale in connection with the FAFLIC transaction. Approximately 94% of our fixed maturity holdings are investment grade securities. In our investment grade bonds, credit spreads widened most significantly in the financial sector. In our below investment grade portfolio, corporate bonds with lower ratings experienced the most marked decline in value.

During 2008, we recognized impairment charges of $126.1 million, including $13.0 million related to our discontinued FAFLIC business, primarily related to credit-related losses on fixed maturities in the financial sector, including our holdings in securities issued by Lehman Brothers and Washington Mutual, and to a lesser extent, the industrial sector. As of December 31, 2008, we held securities with net unrealized loss positions of approximately $276 million. We expect that the markets will continue to be volatile in the near-term. There is uncertainty regarding what effect government programs will have on the financial markets and the time that is required for companies to successfully execute meaningful actions that will provide relief to the markets. We believe, however, that recent and ongoing government actions to support the banking and financial sectors, the quality of the assets we hold, and our relatively strong capital position will allow us, over time, to realize the anticipated long-term economic value related to securities we hold that are in an unrealized loss position. Additionally, we have a substantially liquid portfolio with a laddered duration structure which provides for periodic maturities and thus expect to have the ability to hold such securities for the period of time anticipated to allow for a recovery in fair value.

During 2008, we incurred $169.7 million of catastrophe losses on a pre-tax basis. This year was marked by several catastrophe events, with Hurricanes Ike and Gustav being the most significant. This catastrophe activity also generated significant losses for the industry. Hurricane Gustav’s damage was concentrated in Louisiana, where our overall losses were lower than our respective market share due in part to specific catastrophe management initiatives undertaken over the past three years. Hurricane Ike was an unusually far reaching and long-lasting storm, affecting our Central and Midwest regions, and even impacting Michigan. We expect that our losses associated with Ike are consistent with our market share in the affected states. We believe that we have made significant progress with respect to effectively managing our catastrophe exposure by strengthening our underwriting guidelines and pro-actively utilizing catastrophe modeled data where appropriate.

Personal Lines

In our Personal Lines business, we are focused on making investments that are intended to help us maintain profitability, build a distinctive position in the market and provide us with profitable growth opportunities. We have continued to implement catastrophe management actions in coastal states, including Florida and Louisiana that, while reducing premium in our homeowners line, has improved our risk profile. Additionally, current market conditions continue to be challenging as pricing pressures and economic conditions remain difficult, especially in Michigan, impacting our ability to grow and retain business in this, our largest state and elsewhere. We are working closely with our partner agents in Michigan to remain a significant writer with strong margins. Also, in 2008 we continued our mix management initiatives relating to our Connections® Auto product to improve the overall profitability of the business. We are focused on reducing our growth in less profitable automobile segments and increasing our multi-car and account business consistent with our strategy. We believe that market conditions will remain challenging and competitive in Personal Lines. Despite these challenges and transitions, we experienced relatively flat growth levels in Personal Lines and expect that trend to continue in the near term as the industry continues to respond to the difficult economic environment.

Our Connections Auto product is available in eighteen states. We believe that this product will help us to profitably grow our market share over time. The Connections Auto product is designed to be competitive for a wide spectrum of drivers through its multivariate rating application, which calculates rates based upon the magnitude and correlation of multiple risk factors. At the same time, a core strategy is to broaden our portfolio offerings and write “total accounts”, which are accounts that include multiple personal line coverages for the same customer. Our homeowners product, Connections® Home, is available in sixteen states. It is intended to improve our competitiveness for total account business by significantly improving ease of doing business for our agents and by providing better packaging of coverages for policyholders. Having implemented a broader portfolio of products, we continue to refine these products and to work closely with high potential agents to increase the percentage of business they place with us and to ensure that it is consistent with our preferred mix of business. Additionally, we remain focused on diversifying our state mix beyond our four core states of Michigan, Massachusetts, New York and New Jersey. We expect these efforts to contribute to profitable growth and improved retention in our Personal Lines segment over time.

Commercial Lines

In the Commercial Lines business, the market remains competitive. Price competition requires us to continue to be highly disciplined in our underwriting process to ensure that we grow the business only at acceptable margins. We continue to target, through mid-sized agents, small and first-tier middle markets, which encompass clients whose premiums are generally below $200,000. We also continue to develop our specialty businesses, which on average are expected to offer higher margins over time and enable us to deliver a more complete product portfolio to our agents and policyholders. Our specialty lines now account for approximately one third of our Commercial Lines business. Additional growth in our specialty lines continues to be a significant part of our strategy. Our ongoing focus on expanding our product offerings in specialty businesses during 2008 was evidenced by our acquisitions of Verlan Holdings, Inc. (“Verlan”), which we market as Hanover Specialty Property, a specialty company providing property insurance to small and medium-sized manufacturing and distribution companies that are highly protected fire risks, and AIX Holdings, Inc. (“AIX”), a specialty property and casualty insurance carrier that focuses on underwriting and managing program business that utilizes alternative risk transfer techniques. In the fourth quarter of 2007, we acquired Professionals Direct, Inc. (“PDI”), which we market as Hanover Professionals, providing professional liability coverage for small to medium-sized legal practices. Additionally, over the two prior years, we developed our niche insurance programs, such as for schools, religious institutions and moving and storage companies. We believe these acquisitions and the development of our niche businesses provide us with better breadth and diversification of products and improve our competitive position with our agents.

In 2008, we internally developed another specialty niche for Human Services organizations, which was introduced in January 2009 in 13 states. As a complimentary initiative, we have established a business focused on management liability, specifically non-profit Directors and Officers liability, employment practices liability and eventually private company Directors and Officers liability. In addition, we have made a number of enhancements to our core products and technology platforms that are intended to drive more total account placements in our Small Commercial business, which we believe will enhance margins. Our focus continues to be on improving and expanding our partnerships with agents. We believe our specialty capabilities and small commercial platform, coupled with distinctiveness in the middle market, enables us to deliver significant value to our agents and policyholders in our target markets.

DESCRIPTION OF OPERATING SEGMENTS

Our primary business operations include insurance products and services in three property and casualty operating segments. These segments are Personal Lines, Commercial Lines and Other Property and Casualty. As of December 31, 2008, due to the sale of FAFLIC on January 2, 2009, the operations of our Life Companies have been classified as Discontinued Operations. Certain ongoing expenses have been reclassified from our Life Companies segment to our Property and Casualty business. We present the separate financial information of each segment consistent with the manner in which our chief operating decision maker evaluates results in deciding how to allocate resources and in assessing performance.

The Property and Casualty group manages its operations principally through three segments: Personal Lines, Commercial Lines and Other Property and Casualty. Personal Lines includes personal automobile, homeowners and other personal coverages, while Commercial Lines includes commercial multiple peril, commercial automobile, workers’ compensation and other commercial coverages, such as bonds and inland marine business. In addition, the Other Property and Casualty segment consists of: Opus Investment Management, Inc. (“OPUS”), which markets investment management services to institutions, pension funds and other organizations; earnings on holding company assets; and voluntary pools business in which we have not actively participated since 1995. Prior to its sale on June 2, 2008, Amgro, Inc. (“AMGRO”), our premium financing business, was also included in the Other Property and Casualty segment.

We report interest expense related to our corporate debt separately from the earnings of our operating segments. Corporate debt consists of our junior subordinated debentures and our senior debentures.

RESULTS OF OPERATIONS

Our consolidated net income includes the results of our three operating segments (segment income), which we evaluate on a pre-tax basis, and our interest expense on corporate debt. In addition, segment income excludes certain items which we believe are not indicative of our core operations. The income of our segments excludes items such as federal income taxes and net realized investment gains and losses, including net gains or losses on certain derivative instruments, because fluctuations in these gains and losses are determined by interest rates, financial markets and the timing of sales. Also, segment income excludes net gains and losses on disposals of businesses, discontinued operations, restructuring costs, extraordinary items, the cumulative effect of accounting changes and certain other items. Although the items excluded from segment income may be significant components in understanding and assessing our financial performance, we believe segment income enhances an investor’s understanding of our results of operations by highlighting net income attributable to the core operations of the business. However, segment income should not be construed as a substitute for net income determined in accordance with generally accepted accounting principles (“GAAP”).

Catastrophe losses are a significant component in understanding and assessing the financial performance of our business. However, catastrophic events, such as Hurricanes Katrina, Ike and Gustav make it difficult to assess the underlying trends in this business. Management believes that providing certain financial metrics and trends, excluding the effects of catastrophes, help investors to understand the variability in periodic earnings and to evaluate the underlying performance of our operations.

Our consolidated net income was $20.6 million in 2008, compared to $253.1 million in 2007. The $232.5 million decrease in earnings is primarily due to net realized investment losses of $97.8 million, and loss from operations of our discontinued FAFLIC business, including the $77.3 million estimated loss on the sale of FAFLIC, and $14.4 million of additional net realized investment losses from FAFLIC. Additionally, there were increased after-tax catastrophe losses of $67.9 million in 2008. Partially offsetting these decreases was a $24.4 million increase in non-catastrophe related pre-tax segment income and a $10.1 million net gain on the sale of AMGRO.

Our consolidated net income was $253.1 million in 2007, compared to a net income of $170.3 million in 2006.

The $82.8 million increase in earnings primarily reflects increased after-tax segment results of $44.3 million, and the absence of $29.8 million of losses incurred in 2006 related to the disposal, in 2005, of our variable life insurance and annuity business. The increase in segment results primarily reflects a decrease in catastrophe related activity, as well as higher net investment income.

The following table reflects segment income (loss) as determined in accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, and a reconciliation of total segment income to consolidated net income.

For The Years Ended December 31	2008	2007	2006
(In millions)
Segment income before federal income taxes:
Property and Casualty
Personal Lines	$123.5	$208.2	$181.3
Commercial Lines	169.7	169.3	117.7
Other Property and Casualty	9.0	4.8	11.9

Total Property and Casualty	302.2	382.3	310.9
Interest expense on corporate debt	(39.9)	(39.9)	(39.9)

Total segment income before federal income taxes	262.3	342.4	271.0
Federal income tax expense on segment income	(86.3)	(113.7)	(86.6)
Change in prior years tax reserves	—	—	1.4
Federal income tax settlement	6.4	—	—
Net realized investment losses	(97.8)	(0.9)	(0.2)
Other non-segment items	(0.1)	—	0.2
Federal income tax benefit (expense) on non-segment items	—	0.5	(2.0)

Income from continuing operations, net of taxes	84.5	228.3	183.8
Discontinued operations:
(Loss) income from continued FAFLIC business, net of taxes (including loss on assets held-for-sale of $77.3 in 2008)	(84.8)	10.9	7.9
Income (loss) from discontinued variable life insurance and annuity business, net of taxes (including gain (loss) on disposal of $11.3, $7.9 and ($29.8) in 2008, 2007 and 2006)	11.3	13.1	(29.8)
Income from operations of AMGRO (including gain on disposal of $11.1), net of taxes	10.1	—	—
Other discontinued operations	(0.5)	0.8	7.8

Income before cumulative effect of change in accounting principle	20.6	253.1	169.7
Cumulative effect of change in accounting principle, net of taxes	—	—	0.6

Net income	$20.6	$253.1	$170.3

SEGMENT RESULTS

The following is our discussion and analysis of the results of operations by business segment. The segment results are presented before taxes and other items which management believes are not indicative of our core operations, including realized gains and losses.

PROPERTY AND CASUALTY

The following table summarizes the results of operations for the Property and Casualty group for the periods indicated:

For the Years Ended December 31 (In millions)	2008	2007	2006
Net premiums written	$2,518.0	$2,415.3	$2,307.1

Net premiums earned	2,484.9	2,372.0	2,219.2
Net investment income	258.0	246.3	227.8
Other income	40.9	64.9	65.5

Total segment revenues	2,783.8	2,683.2	2,512.5

Losses and LAE	1,626.2	1,457.4	1,387.1
Policy acquisition expenses	556.2	523.6	476.4
Other operating expenses	299.2	319.9	338.1

Total losses and operating expenses	2,481.6	2,300.9	2,201.6

Segment income	$302.2	$382.3	$310.9

The following table summarizes the impact of catastrophes on results for the years ended December 31, 2008, 2007 and 2006:

For the Years Ended December 31 (In millions)	2008	2007	2006
Hurricane Katrina:
Losses	$7.4	$9.3	$40.2
LAE	—	7.7	8.4

Total impact of Hurricane Katrina	7.4	17.0	48.6
Hurricanes Ike and Gustav Losses	90.9	—	—
Other	71.4	48.2	58.6

Pre-tax catastrophe effect	$169.7	$65.2	$107.2

2008 Compared to 2007

The Property and Casualty group’s segment income decreased $80.1 million, to $302.2 million for the year ended December 31, 2008, compared to $382.3 million in 2007. Catastrophe related activity increased $104.5 million, from $65.2 million in 2007 to $169.7 million in 2008. This increase was primarily related to Hurricanes Ike and Gustav. In addition, 2007 segment income was positively affected by a litigation settlement that resulted in an $11.8 million benefit.

Excluding the impact of all catastrophe related activity and the litigation settlement in 2007, segment income would have increased $36.2 million for the year ended December 31, 2008, as compared to 2007. This increase is due primarily to higher net investment income, more favorable current accident year results and lower expenses. Net investment income increased $11.7 million, primarily due to earnings on invested assets transferred from our Life Companies and higher partnership income, partially offset by non-recurring call premiums and prepayment fees received in 2007 and lower income due to the sale of securities to fund our stock repurchase program. Current accident year results increased approximately $12 million in 2008, primarily in Commercial Lines. Underwriting, loss adjustment and other operating expenses decreased approximately $9 million, primarily due to lower employee benefit and variable compensation expenses, partially offset by increased costs in our specialty business, including our recently acquired subsidiaries. Included in 2007 employee benefit costs is an approximate $6 million pension expense adjustment.

2007 Compared to 2006

The Property and Casualty group’s segment income increased $71.4 million, to $382.3 million for the year ended December 31, 2007, compared to $310.9 million in 2006. Catastrophe related activity decreased $42.0 million, from $107.2 million in 2006 to $65.2 million in 2007. Such activity includes an increase in our catastrophe reserves for Hurricane Katrina, net of reinsurance, of $17.0 million and $48.6 million, respectively. In addition, segment income was positively affected by litigation settlements that benefited 2007 and 2006 results by $11.8 million and $7.0 million, respectively.

Excluding the impact of all catastrophe related activity and the litigation settlements, segment income would have increased $24.6 million for the year ended December 31, 2007, as compared to 2006. This increase is due primarily to higher net investment income, lower losses and lower underwriting and loss adjustment expenses. Net investment income increased $18.5 million. This was primarily due to higher average invested assets resulting from favorable operational cash flows and additional holding company assets. Losses were lower in 2007 due to higher favorable development on prior years’ loss and LAE reserves that were partially offset by higher accident year losses. Favorable development on prior years’ reserves increased $24.8 million, to $153.4 million in 2007, from $128.6 million in 2006. Current accident year results decreased approximately $22 million in 2007. Underwriting and loss adjustment expenses decreased approximately $2 million, primarily due to lower technology, variable compensation, legal and independent adjusters’ costs, partially offset by higher salaries and employee benefit costs, principally in our Commercial Lines segment. Included in 2007 employee benefit costs is an approximate $6 million pension expense adjustment.

PRODUCTION AND UNDERWRITING RESULTS

The following table summarizes GAAP net premiums written and GAAP loss, LAE, expense and combined ratios for the Personal Lines and Commercial Lines segments. These items are not meaningful for our Other Property and Casualty segment.

For the Years Ended December 31 (In millions, except ratios)	2008			2007			2006
	GAAP Net Premiums Written	GAAP Loss Ratios (1)(2)	Catastrophe Loss Ratios (3)	GAAP Net Premiums Written	GAAP Loss Ratios (1)(2)	Catastrophe Loss Ratios (3)	GAAP Net Premiums Written	GAAP Loss Ratios (1)(2)	Catastrophe Loss Ratios (3)
Personal Lines:
Personal automobile	$1,011.3	59.5	0.3	$1,018.6	57.4	0.3	$983.6	56.7	0.3
Homeowners	432.5	64.4	18.4	423.6	49.7	5.3	405.2	48.2	7.4
Other personal	40.2	37.0	7.4	38.6	36.7	2.1	39.0	33.1	4.6

Total Personal Lines	1,484.0	60.4	5.8	1,480.8	54.6	1.7	1,427.8	53.5	2.4

Commercial Lines:
Workers’ compensation	127.2	44.0	—	110.8	43.7	—	110.0	50.8	—
Commercial automobile	192.8	49.0	0.3	194.8	49.1	(0.1)	193.0	45.9	1.0
Commercial multiple peril	368.5	54.1	16.2	349.1	48.9	7.8	351.6	49.4	11.7
Other commercial	345.2	39.2	7.6	279.5	32.7	2.0	224.4	42.8	12.2

Total Commercial Lines	1,033.7	47.1	8.3	934.2	43.7	3.5	879.0	47.3	7.8

Total	$2,517.7	54.9	6.8	$2,415.0	50.5	2.4	$2,306.8	51.4	4.5

For the Years Ended December 31 (In millions, except ratios)	2008			2007			2006
	GAAP LAE Ratio	GAAP Expense Ratio	GAAP Combined Ratio (4)	GAAP LAE Ratio	GAAP Expense Ratio	GAAP Combined Ratio (4)	GAAP LAE Ratio	GAAP Expense Ratio	GAAP Combined Ratio (4)
Personal Lines	11.1	29.0	100.5	11.1	29.1	94.8	11.6	30.4	95.5
Commercial Lines	9.6	39.4	96.1	10.6	39.7	94.0	10.5	41.4	99.2
Total	10.5	33.2	98.7	10.9	33.2	94.6	11.2	34.5	97.1

(1)	GAAP loss ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio reflects incurred claims compared to premiums earned. Our GAAP loss ratios include catastrophe losses.
(2)	Includes policyholders’ dividends.
(3)	Catastrophe loss ratio reflects incurred catastrophe claims compared to premiums earned.
(4)	GAAP combined ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio is the sum of incurred claims, claim expenses and underwriting expenses incurred to premiums earned. Our GAAP combined ratios also include the impact of catastrophes. Federal income taxes, net investment income and other non-underwriting expenses are not reflected in the GAAP combined ratio.

The following table summarizes GAAP underwriting results for the Personal Lines, Commercial Lines and Other Property and Casualty segments and reconciles it to GAAP segment income.

For the Year Ended December 31, 2008
(In millions)	Personal Lines	Commercial Lines	Other Property and Casualty	Total
GAAP underwriting profit (loss), excluding prior year reserve development and catastrophes	$18.8	$25.9	$(0.7)	$44.0
Prior year loss and LAE reserve development - favorable	58.9	98.2	1.9	159.0
Pre-tax catastrophe effect	(85.4)	(84.3)	—	(169.7)

GAAP underwriting (loss) profit	(7.7)	39.8	1.2	33.3
Net investment income (1)	118.9	124.4	14.7	258.0
Fees and other income	16.0	18.3	6.6	40.9
Other operating expenses	(3.7)	(12.8)	(13.5)	(30.0)

Segment income	$123.5	$169.7	$9.0	$302.2

For the Year Ended December 31, 2007
(In millions)	Personal Lines	Commercial Lines	Other Property and Casualty	Total
GAAP underwriting profit, excluding prior year reserve development and catastrophes	$34.1	$5.6	$0.1	$39.8
Prior year loss and LAE reserve development—favorable (unfavorable)	69.2	87.2	(3.0)	153.4
Pre-tax catastrophe effect	(26.8)	(38.4)	—	(65.2)

GAAP underwriting profit (loss)	76.5	54.4	(2.9)	128.0
Net investment income (1)	118.8	110.3	17.2	246.3
Fees and other income	18.8	16.1	30.0	64.9
Other operating expenses	(5.9)	(11.5)	(39.5)	(56.9)

Segment income	$208.2	$169.3	$4.8	$382.3

For the Year Ended December 31, 2006
(In millions)	Personal Lines	Commercial Lines	Other Property and Casualty	Total
GAAP underwriting profit (loss), excluding prior year reserve development and catastrophes	$50.8	$(4.9)	$—	$45.9
Prior year loss and LAE reserve development—favorable (unfavorable)	48.1	82.7	(2.2)	128.6
Pre-tax catastrophe effect	(36.6)	(70.6)	—	(107.2)

GAAP underwriting profit (loss)	62.3	7.2	(2.2)	67.3
Net investment income (1)	108.2	105.8	13.8	227.8
Fees and other income	15.2	16.6	33.7	65.5
Other operating expenses	(4.4)	(11.9)	(33.4)	(49.7)

Segment income	$181.3	$117.7	$11.9	$310.9

(1)	We manage investment assets for our property and casualty business based on the requirements of the entire Property and Casualty group. We allocate net investment income to each of our Property and Casualty segments based on actuarial information related to the underlying business.

2008 Compared to 2007

Personal Lines

Personal Lines’ net premiums written increased $3.2 million, or 0.2%, to $1,484.0 million for the year ended December 31, 2008. The most significant factor contributing to this increase was a favorable impact from changes in our reinsurance structure as discussed under “Reinsurance” on pages 13 and 14 in Description of Business by Segment – Property and Casualty of this Form 10-K, which increased net written premium by $19.1 million for the year ended December 31, 2008. In the personal automobile and homeowners lines of business, rate increases in all states except for Massachusetts also contributed to the increase. Additionally, net written premium benefited from an increase in new personal automobile policies issued in Massachusetts and from increases in new homeowners policies issued across most states. These increases were partially offset by decreases in net written premium related to our non-renewal of homeowners business in Florida, the impact of personal automobile rate decreases in Massachusetts and a decrease in net written premium in Michigan which we attribute to the difficult economy in the state.

Policies in force in the personal automobile line of business decreased 1.7% during 2008 driven by a decrease in Michigan, which we attribute to the difficult economic conditions in that state, partially offset by net growth in policies in force in Massachusetts.

Policies in force in the homeowners line of business decreased 0.2% during 2008, primarily as a result of exposure management actions taken in coastal states, particularly in Florida, where we have non-renewed all homeowners policies. Partially offsetting these reductions is an increase in policies in force outside of Florida, primarily in our targeted growth states.

Our underwriting profit, excluding prior year reserve development and catastrophes, decreased $15.3 million, to $18.8 million in 2008, from $34.1 million in 2007. This decrease was primarily due to less favorable current accident year results of approximately $9 million, attributable to higher frequency of non-catastrophe weather related claims, partially offset by the benefit of changes in our 2008 reinsurance programs. Additionally, underwriting expenses and loss adjustment expenses were approximately $6 million higher primarily due to 2007 expenses being reduced by the aforementioned litigation settlement of $11.8 million. This was partially offset by lower variable compensation and lower employee benefit costs.

Favorable development on prior years’ loss and LAE reserves (excluding Hurricane Katrina) decreased $10.3 million, to $58.9 million in 2008, from $69.2 million in 2007. This decrease was driven primarily by lower favorable development in the personal automobile line of business, particularly from bodily injury.

The pre-tax effect of catastrophes increased $58.6 million, to $85.4 million in 2008 from $26.8 million in 2007. This increase was driven primarily by Hurricane Gustav, and to a lesser extent, Hurricane Ike. We increased our catastrophe reserves, net of reinsurance, for Hurricane Katrina by $3.1 million in 2008. We did not increase our reserves for Hurricane Katrina in 2007.

Our ability to maintain and increase Personal Lines net written premium and to maintain and improve underwriting results is expected to be affected by increasing price competition, regulatory actions and the difficult economic conditions, particularly in Michigan, which is our largest state.

New business generally experiences higher loss ratios than our other business, and is more difficult to predict. We have experienced loss ratios with our Connections Auto business, which are higher than expected, particularly in states in which we have less experience and data. In 2007, we initiated several actions to improve our results in new business; however, our ability to maintain or increase earnings and continue to grow could be adversely affected should the loss ratios for new business prove to be higher than our pricing and profitability expectations, or if required adjustments to enhance risk segmentation and related agency management actions result in making our products less price competitive. In Michigan, for example, the Governor has undertaken initiatives intended to freeze personal automobile rates and eliminate the use of credit scores for underwriting and ratings purposes.

It is difficult to predict the impact that the current recessionary environment will have on our Personal Lines business. Our ability to increase pricing may be impacted as agents and consumers may become more price sensitive, customers may shop for policies more frequently or aggressively, utilize comparative rating models or turn to direct sales channels rather than independent agents. Additionally, new business premiums, retention levels and renewal premiums may decrease as policyholders reduce coverages or change deductibles to reduce premiums, home values decline, foreclosures increase and policyholders retain older or less expensive automobiles and purchase or insure fewer ancillary items such as boats, trailers and motor homes for which we provide coverages. Additionally, claims frequency could increase as policyholders submit and pursue claims more aggressively than in the past, fraud incidences may increase, or we may experience higher incidents of abandoned properties or poorer maintenance which may also result in more claims activity. Our Personal Lines segment could also be affected by an ensuing consolidation of independent insurance agencies.

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

Notwithstanding these concerns, we believe that our agency distribution strategy, the strength of our market share in key states, our account rounding strategy, the relatively inelastic demand for insurance products and our capital position, place us in a good position to manage these issues and concerns relative to many of our peer competitors.

Commercial Lines

Commercial Lines’ net premiums written increased $99.5 million, or 10.7%, to $1,033.7 million for the year ended December 31, 2008. This increase primarily resulted from the benefit of changes in our 2008 reinsurance programs and the effect of net premiums written related to recently acquired subsidiaries. During 2008 and as discussed under “Reinsurance” on page 13 in Description of Business by Segment – Property and Casualty of this Form 10-K, we renewed our property and casualty reinsurance program with changes to the reinsurance structure. These changes resulted in an increase in net written premium of $50.2 million in 2008, of which $9.4 million is a non-recurring amount related to the termination of our 2007 umbrella excess of loss reinsurance treaty. Net written premium attributable to our recent acquisitions of PDI, Verlan and AIX, was $40.8 million. The remaining premium increase was primarily in our bond business.

Our underwriting profit, excluding prior year reserve development and catastrophes, increased $20.3 million, to $25.9 million in 2008 from $5.6 million in 2007. This increase was primarily due to more favorable current accident year results of approximately $21 million, primarily attributable to growth in specialty lines and the benefit of changes in our reinsurance programs. These increases were partially offset by higher underwriting and loss adjustment expenses of approximately $1 million. This was primarily attributable to increased expenses associated with our specialty lines of business, including our recently acquired subsidiaries, partially offset by lower variable compensation and employee benefit costs.

Favorable development on prior years’ loss and LAE reserves, excluding Hurricane Katrina, increased $11.0 million, to $98.2 million in 2008 from $87.2 million in 2007. This increase primarily relates to the commercial multiple peril and workers’ compensation lines of business, partially offset by decreases in the commercial automobile and other commercial lines of business.

The pre-tax effect of catastrophes increased $45.9 million, to $84.3 million in 2008 from $38.4 million in 2007. This increase was driven primarily by Hurricane Ike, and to a lesser extent, Hurricane Gustav. In 2008 and 2007, we increased our catastrophe reserves, net of reinsurance, for Hurricane Katrina by $4.3 million and $17.0 million, respectively.

We continue to experience significant price competition in all lines of business in our Commercial Lines segment. Premium has decreased modestly on renewal policies, most notably in our middle market and commercial automobile business. We have also experienced relatively flat pricing in our small commercial business. The industry is also generally experiencing overall rate decreases. Our ability to increase Commercial Lines’ net premiums written while maintaining or improving underwriting results is expected to be affected by price competition and the difficult economic conditions, particularly in Michigan.

It is difficult to predict the impact of the current economic environment on our Commercial Lines segment, but businesses may become more price sensitive. We may also experience decreased new business levels, retention and renewal rates and renewal premiums. The overall decline in the economy is likely to result in reductions in demand for insurance products and services as more companies cease to do business and there are fewer business start-ups, particularly as small businesses are affected by a decline in overall consumer and business spending.

In addition, businesses may seek to reduce or eliminate coverages to reduce costs and there will likely be a reduction in payroll levels, which would reduce workers’ compensation premiums and may result in an increase in workers’ compensation claims. Our Commercial Lines segment could also be affected by an ensuing consolidation of independent insurance agencies.

Notwithstanding these concerns, we believe that our agency distribution strategy, our broad product offerings, the strength of our growing specialty businesses, disruptions in the marketplace which may result in improved pricing, the relatively inelastic demand for insurance products and our capital position, place us in a good position to manage these issues and concerns relative to many of our peer competitors.

Other Property and Casualty

Segment income of the Other Property and Casualty segment increased $4.2 million, to $9.0 million for the year ended December 31, 2008, from $4.8 million in 2007. The increase is primarily due to lower pension related costs.

2007 Compared to 2006

Personal Lines

Personal Lines’ net premiums written increased $53.0 million, or 3.7%, to $1,480.8 million for the year ended December 31, 2007 compared to the prior year. This net written premium growth was primarily attributable to rate increases in the personal automobile and homeowners lines. In the personal automobile line, rate increases in all states except for Massachusetts contributed to overall growth of 3.6%. Massachusetts rates declined in accordance with the Commissioner’s mandated 11.7% and 8.7% rate decreases effective April 1, 2007 and January 1, 2006, respectively. In the homeowners line, growth of 4.5% was driven by rate increases across most of our states and primarily in Louisiana, Florida, and Michigan. Total Personal Lines new business in 2007 was $270.1 million, a decrease of $9.4 million from $279.5 million in 2006.

Partially offsetting these favorable items was lower retention, primarily in our Michigan business, which we believe was partially driven by a weakening general economy. Additionally, management actions were taken to improve Connections Auto profitability, which adversely affected retention and new business. Also offsetting our premium growth in 2007 were coastal exposure management actions which resulted in the non-renewal of certain homeowners policies in hurricane prone states.

Policies in force in the personal automobile line of business increased 2.9% in 2007 compared to the end of 2006. The increase was driven by business from Connections Auto, our multivariate auto product first introduced in 2005 and available in 17 states during 2007, and by the appointment of new agents in states where we previously had little or no business.

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

Our underwriting profit, excluding prior year reserve development and catastrophes, declined $16.7 million, from $50.8 million in 2006 to $34.1 million in 2007. This decline was primarily due to a reduction in accident year profit of approximately $34 million, primarily due to higher property losses in the homeowners line and to an increase in the frequency of losses in the personal automobile line. These decreases were partially offset by the aforementioned litigation settlement of $11.8 million and higher other income of $3.6 million, primarily due to increased policyholder installment fee income.

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

Commercial Lines

Commercial Lines’ net premiums written increased $55.2 million, or 6.3%, to $934.2 million for the year ended December 31, 2007 compared to the prior year. This increase is primarily attributable to 24.6% growth in our other commercial lines business, primarily inland marine and bonds. For our more traditional lines of business, such as workers’ compensation, commercial automobile and commercial multiple peril, net written premiums for the year ended December 31, 2007 were relatively consistent with net written premiums in 2006, as we sought to be disciplined in our underwriting process to maintain acceptable margins in an increasingly competitive pricing environment.

Our underwriting profit, excluding prior year reserve development and catastrophes, increased $10.5 million in 2007, to a profit of $5.6 million in 2007 from a loss of $4.9 million in 2006. This increase was primarily due to continued growth in our inland marine and bonds lines of business and improved current accident year losses primarily in our workers’ compensation line. These were partially offset by increased frequency of property losses greater than $250,000 in our commercial multiple peril and marine lines of business and increased expenses. Expenses were higher primarily due to increased investments in our inland marine and bond lines of business, partially offset by lower technology, variable compensation and legal costs.

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

Other Property and Casualty

Segment income of the Other Property and Casualty segment decreased $7.1 million, to $4.8 million for the year ended December 31, 2007, from $11.9 million in 2006. Segment income in 2006 includes a payment to Opus in the amount of $7.0 million in settlement of claims which Opus alleged in a lawsuit filed in 2003 against various parties. Excluding this settlement, Other Property and Casualty segment income would have decreased $0.1 million in 2007 as compared to 2006.

INVESTMENT RESULTS

Net investment income before taxes was $258.0 million for the year ended December 31, 2008, $246.3 million for the year ended December 31, 2007 and $227.8 million for the year ended December 31, 2006. The increase in net investment income in 2008 was primarily due to earnings on pension and benefit-related invested assets transferred from our former Life Companies segment to the Property and Casualty group. Effective January 1, 2008, Hanover Insurance became the common employer of all employees of THG and its subsidiaries and sponsorship of all employee benefit plans was transferred from FAFLIC to Hanover Insurance. Accordingly, we transferred assets to Hanover Insurance with corresponding liabilities associated with these benefit plans. Additionally, net investment income increased due to higher partnership income in 2008. These increases were partially offset by non-recurring call premiums and prepayment fees received in 2007 and lower income due to the sale of securities to fund our stock repurchase program. The increase in net investment income in 2007 compared to 2006 was primarily due to higher average invested assets resulting from increased operational cash flows and additional holding company assets. Average pre-tax yields on fixed maturities were 5.7% for the year ended December 31, 2008 and 5.6% for the years ended December 31, 2007 and 2006.

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

Management’s Review of Judgments and Key Assumptions

There is greater inherent uncertainty in estimating insurance reserves for certain types of property and casualty insurance lines, particularly workers’ compensation and other liability lines, where a longer period of time may elapse before a definitive determination of ultimate liability and losses may be made. In addition, the technological, judicial, regulatory and political climates involving these types of claims change regularly. There is also greater uncertainty in establishing reserves with respect to new business, particularly new business which is generated with respect to newly introduced product lines, by newly appointed agents or in geographies in which we have less experience in conducting business. In such cases, there is less historical experience or knowledge and less data upon which the actuaries can rely. Historically, we have limited the issuance of long-tailed other liability policies, including directors and officers (“D&O”) liability, errors and omissions (“E&O”) liability and medical malpractice liability. With the acquisition of PDI, which writes lawyers professional errors and omissions coverage, and the introduction of new specialty coverages, we are modestly increasing our exposure to longer-tailed liability lines.

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

We regularly review our reserving techniques, our overall reserving position and our reinsurance. Based on (i) our review of historical data, legislative enactments, judicial decisions, legal developments in impositions of damages and policy coverage, political attitudes and trends in general economic conditions, (ii) our review of per claim information, (iii) our historical loss experience and that of the industry, (iv) the relatively short-term nature of most policies written by us, and (v) our internal estimates of required reserves, we believe that adequate provision has been made for loss reserves. However, establishment of appropriate reserves is an inherently uncertain process and there can be no certainty that current established reserves will prove adequate in light of subsequent actual experience. A significant change to the estimated reserves could have a material impact on our results of operations and financial position. An increase or decrease in reserve estimates would result in a corresponding decrease or increase in financial results. For example, each one percentage point change in the aggregate loss and LAE ratio resulting from a change in reserve estimation is currently projected to have an approximate $25 million impact on property and casualty segment income, based on 2008 full year premiums.

As discussed below, estimated loss and LAE reserves for claims occurring in prior years, excluding development related to Hurricane Katrina, developed favorably by $159.0 million, $153.4 million, and $128.6 million for 2008, 2007 and 2006, respectively, which represents 7.2%, 6.9% and 5.7% of net loss reserves held, respectively.

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

Some risk factors will affect more than one line of business. Examples include changes in claim department practices, changes in settlement patterns, regulatory and legislative actions, court actions, timeliness of claim reporting and ultimate settlement, state mix of claimants, and degree of claimant fraud. Additionally, there is also a higher degree of uncertainty due to growth in our newly acquired companies, for which we have limited historical claims experience. The extent of the impact of a risk factor will also vary by components within a line of business. Individual risk factors are also subject to interactions with other risk factors within line of business components. Thus, risk factors can have offsetting or compounding effects on required reserves.

In 2008, 2007 and 2006, trends in claims activity caused us to re-evaluate and increase our estimate of Hurricane Katrina net loss and loss adjustment reserves, net of reinsurance, by $7.4 million, $17.0 million and $48.6 million, respectively. In 2008, we increased our estimate of

Hurricane Katrina reserves due to a higher loss estimate for certain open litigation cases. In 2007, we increased our estimate of Commercial Lines net losses primarily due to an increase in litigation activity. We believe this increase in litigation activity was due to suits being filed in anticipation of the expiration, on August 30, 2007, of the two year limit for a policyholder to challenge Hurricane Katrina claims. We also increased our Hurricane Katrina estimate in Commercial Lines in both 2007 and 2006 for supplemental payments on previously closed claims caused by the development of latent damages as well as inflationary pressures on repair costs.

The estimate of loss adjustment expenses related to Hurricane Katrina increased $7.7 million and $8.4 million in 2007 and 2006, respectively. We believe the increase in litigation activity in 2007 resulted from the previously mentioned expiration of the two year limit on a policyholders’ ability to challenge claims.

We are also defendants in various litigation, including putative class actions, which claim punitive damages or claim a broader scope of policy coverage than our interpretation, all in connection with losses incurred from Hurricane Katrina. The reserves established with respect to Hurricane Katrina assume that we will prevail with respect to these matters (see Contingencies and Regulatory Matters). Although we believe our current Hurricane Katrina reserves are adequate, there can be no assurance that our ultimate costs associated with this event will not substantially exceed these estimates. We have fully utilized all of our available reinsurance with respect to losses and LAE related to Hurricane Katrina.

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

The table below shows our recorded reserves, net of reinsurance, and the related actuarial reserve point estimates by line of business at December 31, 2008 and 2007.

December 31	2008		2007
(In millions)	Recorded Net Reserves	Actuarial Point Estimate	Recorded Net Reserves	Actuarial Point Estimate
Personal Automobile	$668.4	$638.0	$696.7	$672.8
Homeowners	98.5	96.4	99.4	97.4
Other Personal Lines	21.0	18.1	24.9	22.1
Workers’ Compensation	361.7	347.4	371.1	353.9
Commercial Automobile	159.2	153.1	169.9	159.8
Commercial Multiple Peril	443.4	409.0	463.3	424.2
Other Commercial Lines	269.2	257.0	179.9	165.4
Asbestos and Environmental	18.3	18.3	19.4	20.0
Pools and Other	173.4	173.4	200.7	200.7

Total	$2,213.1	$2,110.7	$2,225.3	$2,116.3

The principal factors considered by management in addition to the actuarial point estimates in determining the reserves at December 31, 2008 and 2007 vary by line of business. In our Commercial Lines segment, management considered the growth and product mix changes and recent adverse property related frequency trends in certain coverages. In addition, management also considered the significant growth in our inland marine and bond businesses for which we have limited actuarial data to estimate losses and the product mix change in our bond business towards a greater proportion of contract surety bonds where losses tend to emerge over a longer period of time and are cyclical related to general economic conditions. Moreover, in our Commercial Lines segment, management considered the potential for adverse development in the workers’ compensation line where losses tend to emerge over long periods of time and rising medical costs, while moderating, have continued to be a concern. Also, higher retentions on our 2008 reinsurance program compared to prior years may impact the emergence of trends in underlying data that could add to the uncertainty and variability of our actuarial estimates going forward. In our Personal Lines segment, management considered the adverse personal automobile personal injury development and related potential for adverse trends due to costs shifting from health insurers to property and casualty insurers resulting from economic concerns and health insurance coverage trends, developments in personal automobile property costs in the 2007 accident year and an increase in physical damage frequency, all of which have added additional uncertainty to future development in our personal automobile line. Additionally, management considered the significant growth in our new business with our Connections Auto product and related growth in a number of states where there is additional uncertainty in the ultimate profitability and development of reserves due to the unseasoned nature of our new business and new agency relationships in these markets, as well as emerging loss trends which are higher than expected. Although our experience and data in these areas is growing with the passage of time, a sufficient number of years of actuarial data is not yet available to base loss estimates solely on this data in new geographical areas and agency relationships and with new products which results in less certainty when estimating ultimate reserves and requires more judgment by management. Also in Personal Lines, management considered the significant improvement in frequency trends the industry experienced during 2001 through 2006 in these lines of business which were unanticipated and remain to some extent unexplained. Management also considered the likelihood of future adverse development related to significant catastrophe losses experienced in 2005. Regarding our indirect business from voluntary and involuntary pools, we are provided loss estimates by managers of each pool. We adopt reserve estimates for the pools that consider this information and other factors. At December 30, 2008 and 2007, total recorded net reserves were 4.9% and 5.2% greater than actuarially indicated reserves, respectively.

The table below provides a reconciliation of the beginning and ending gross reserve for unpaid losses and LAE as follows:

For the Years Ended December 31 (In millions)	2008	2007	2006
Reserve for losses and LAE, beginning of year	$3,165.8	$3,163.9	$3,458.7
Incurred losses and LAE, net of reinsurance recoverable:
Provision for insured events of current year	1,777.2	1,591.5	1,463.3
Decrease in provision for insured events of prior years; favorable development	(159.0)	(153.4)	(128.6)
Hurricane Katrina	7.4	17.0	48.6

Total incurred losses and LAE	1,625.6	1,455.1	1,383.3

Payments, net of reinsurance recoverable:
Losses and LAE attributable to insured events of current year	999.9	832.4	730.5
Losses and LAE attributable to insured events of prior years	679.9	630.6	620.8
Hurricane Katrina	32.5	59.3	108.7

Total payments	1,712.3	1,522.3	1,460.0

Change in reinsurance recoverable on unpaid losses	(11.9)	35.4	(218.1)
Purchase of Verlan Fire Insurance Company	4.2	—	—
Purchase of AIX Holdings, Inc.	129.9	—	—
Purchase of Professionals Direct, Inc.	—	33.7	—

Reserve for losses and LAE, end of year	$3,201.3	$3,165.8	$3,163.9

The table below summarizes the gross reserve for losses and LAE by line of business.

December 31 (In millions)	2008	2007	2006
Personal Automobile	$1,292.5	$1,277.4	$1,256.9
Homeowners and Other	152.1	162.5	174.4

Total Personal	1,444.6	1,439.9	1,431.3

Workers’ Compensation	547.0	593.8	626.7
Commercial Automobile	226.4	250.8	229.4
Commercial Multiple Peril	499.5	541.8	582.8
Other Commercial	483.8	339.5	293.7

Total Commercial	1,756.7	1,725.9	1,732.6

Total reserve for losses and LAE	$3,201.3	$3,165.8	$3,163.9

The total reserve for losses and LAE as disclosed in the above tables increased by $35.5 million in 2008 and increased by $1.9 million in 2007. The increase for 2008 is primarily due to our recently acquired subsidiaries, partially offset by favorable development of prior years’ loss reserves and payments related to Hurricane Katrina claims.

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

The following table summarizes the change in provision for insured events of prior years, excluding those related to Hurricane Katrina (see Management’s Review of Judgments and Key Assumptions on pages 35 to 37 of this Form 10-K for a further discussion of Hurricane Katrina) by line of business.

For the Years Ended December 31 (In millions)	2008	2007	2006
(Decrease) increase in loss provision for insured events of prior years:
Personal Automobile	$(54.6)	$(66.6)	$(45.2)
Homeowners and Other	(6.9)	(5.6)	(3.2)
Total Personal	(61.5)	(72.2)	(48.4)

Workers’ Compensation	(27.6)	(24.1)	(24.4)
Commercial Automobile	(9.3)	(11.8)	(15.3)
Commercial Multiple Peril	(36.1)	(25.1)	(23.1)
Other Commercial	(18.0)	(22.5)	(9.1)

Total Commercial	(91.0)	(83.5)	(71.9)
Voluntary Pools	(1.9)	3.0	2.2

Decrease in loss provision for insured events of prior years	(154.4)	(152.7)	(118.1)

Decrease in LAE provision for insured events of prior years	(4.6)	(0.7)	(10.5)

Decrease in total loss and LAE provision for insured events of prior years	$(159.0)	$(153.4)	$(128.6)

Estimated loss reserves for claims occurring in prior years developed favorably by $154.4 million, $152.7 million, and $118.1 million during 2008, 2007 and 2006, respectively. The favorable loss reserve development during the year ended December 31, 2008 is primarily the result of lower than expected severity of bodily injury in the personal automobile line, primarily in the 2003 through 2007 accident years, and lower than expected severity of liability claims in the commercial multiple peril line for the 2003 though 2007 accident years. In addition, lower than expected severity in the workers’ compensation line, primarily in the 2003 through 2007 accident years, contributed to the favorable development.

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

During the years ended December 31, 2008, 2007 and 2006, estimated LAE reserves for claims occurring in prior years developed favorably by $4.6 million, $0.7 million, and $10.5 million, respectively. The favorable development in 2008 was primarily attributable to the aforementioned improvement in ultimate loss activity on prior accident years, primarily in the commercial multiple peril line. The favorable development in 2007 is primarily attributable to improvements in ultimate loss activity on prior accident years, primarily in the commercial multiple peril line, partially offset by an adverse litigation settlement in the first quarter of 2007, primarily impacting the personal automobile line. The favorable development in 2006 was primarily attributable to the aforementioned improvement in ultimate loss activity on prior accident years which results in the decrease of ultimate loss adjustment expenses, primarily related to workers’ compensation and personal automobile bodily injury.

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

For the Years Ended December 31 (In millions)	2008			2007			2006
	Asbestos	Environmental	Total	Asbestos	Environmental	Total	Asbestos	Environmental	Total
Beginning reserves	$11.3	$8.1	$19.4	$13.6	$11.1	$24.7	$11.6	$12.8	$24.4
Incurred losses and LAE	(0.3)	(2.0)	(2.3)	(1.9)	(2.6)	(4.5)	3.3	(1.0)	2.3
Paid (reimbursed) losses and LAE	0.7	(2.1)	(1.4)	0.4	0.4	0.8	1.3	0.7	2.0

Ending reserves	$10.3	$8.2	$18.5	$11.3	$8.1	$19.4	$13.6	$11.1	$24.7

Ending loss and LAE reserves for all direct business written by our property and casualty companies related to asbestos, environmental damage and toxic tort liability, included in the reserve for losses and LAE, were $18.5 million, $19.4 million and $24.7 million, net of reinsurance of $13.9 million, $11.1 million and $13.8 million in 2008, 2007 and 2006, respectively. During 2008, our asbestos and environmental reserves decreased by $0.9 million, primarily due to a favorable cash recovery from a reinsurer on a prior year environmental claim. During 2007, we reduced our asbestos and environmental reserves by $4.5 million. In recent years average asbestos and environmental payments have declined modestly. As a result of our historical direct underwriting mix of Commercial Lines policies toward smaller and middle market risks, past asbestos, environmental damage and toxic tort liability loss experience has remained minimal in relation to our total loss and LAE incurred experience.

In addition, and not included in the numbers above, we have established loss and LAE reserves for assumed reinsurance pool business with asbestos, environmental damage and toxic tort liability of $58.4 million, $56.9 million and $57.0 million in 2008, 2007 and 2006, respectively. These reserves relate to pools in which we have terminated our participation; however, we continue to be subject to claims related to years in which we were a participant. A significant part of our pool reserves relates to our participation in the Excess and Casualty Reinsurance Association (“ECRA”) voluntary pool from 1950 to 1982. In 1982, the pool was dissolved and since that time, the business has been in runoff. Our percentage of the total pool liabilities varied from 1% to 6% during these years. Our participation in this pool has resulted in average paid losses of approximately $2 million annually over the past ten years. Because of the inherent uncertainty regarding the types of claims in these pools, we cannot provide assurance that our reserves will be sufficient.

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

Catastrophe reinsurance serves to protect us, as the ceding insurer, from significant losses arising from a single event such as snow, ice storm, windstorm, hail, hurricane, tornado, riot or other extraordinary events. Under our catastrophe reinsurance agreements, we had ceded losses and LAE of $9.3 million in 2006, primarily as a result of Hurricane Katrina, and to a lesser extent, Hurricane Rita. There were $0.3 million and $0.5 million of ceded losses under our catastrophe reinsurance agreements in 2008 and 2007, respectively. In 2008, we purchased catastrophe reinsurance coverage, which provided for maximum loss coverage limits of $700 million and a combined co-participation and retention level of $197 million of losses for a single event. Also, effective July 1, 2008, for a twelve month term, we purchased an additional $200 million layer and a co-participation of $89 million of losses for a single event in the Northeast. Our 2007 catastrophe coverage provided maximum loss coverage limits of $600 million with a combined co-participation and retention level of $167 million of losses for a single event. The 2008 program contains an automatic reinstatement premium provision in the event we exhaust this maximum coverage. Although we believe our $150 million retention for 2008 and 2009 is appropriate given our surplus level and the current reinsurance pricing environment, there can be no assurance that our reinsurance program will provide coverage levels that will prove adequate should we experience losses from one significant or several large catastrophes during 2009. Additionally, as a result of the current economic environment as well as losses incurred by reinsurers in recent years, the availability and pricing of appropriate reinsurance programs may be adversely affected in future renewal periods. We may not be able to pass these costs on to policyholders in the form of higher premiums or assessments.

We also are subject to concentration of risk with respect to reinsurance ceded to various residual market mechanisms. As a condition to conduct certain businesses in various states, we are required to participate in residual market mechanisms and pooling arrangements which provide insurance coverage to individuals or other entities that are otherwise unable to purchase such coverage. These market mechanisms and pooling arrangements include, among others, the Michigan Assigned Claims facility and the Michigan Catastrophic Claims Association.

See “Reinsurance” in Item 1 – Business on pages 13 and 14 of this Form 10-K for further information on our reinsurance programs.

DISCONTINUED OPERATIONS: LIFE COMPANIES

Discontinued operations consist of: (i) FAFLIC’s discontinued operations, including both the loss associated with the sale of FAFLIC on January 2, 2009 and the loss or income resulting from its prior business operations; and (ii) losses or gains associated with the sale of the variable life insurance and annuity business in 2005.

FAFLIC Discontinued Operations

As discussed above, FAFLIC discontinued operations include both the loss related to the sale and income or loss from FAFLIC’s then current operations.

For the Years Ended December 31	2008	2007	2006
(In millions)
Loss on FAFLIC assets held-for-sale	$(77.3)	$—	$—
(Loss) income from operations of FAFLIC business, including net realized (losses) gains of $(14.4), $1.5 and $(3.3) for the years ended December 31, 2008, 2007 and 2006	(7.5)	10.9	7.9

(Loss) income from operations of discontinued FAFLIC business	$(84.8)	$10.9	$7.9

Loss on FAFLIC Assets Held-for-Sale

On January 2, 2009, we sold our remaining life insurance subsidiary, FAFLIC, to Commonwealth Annuity, a subsidiary of Goldman Sachs. We obtained approval from the Massachusetts Division of Insurance for a pre-close dividend from FAFLIC consisting of designated assets with a statutory book value of approximately $130 million. Based on December 31, 2008 asset and liability values, and including the dividend, total net proceeds from the sale are expected to be valued at approximately $230 million, net of estimated transaction costs. Additionally, coincident with the sale transaction, Hanover Insurance and FAFLIC entered into a reinsurance contract whereby Hanover Insurance assumed FAFLIC’s discontinued accident and health insurance business. THG also agreed to indemnify Commonwealth Annuity for certain litigation, regulatory matters and other liabilities related to the pre-closing activities of the business being transferred.

The following table summarizes the components of the estimated loss related to the FAFLIC business held-for-sale as of December 31, 2008. The loss on the sale includes an impairment charge to reflect the value of the FAFLIC business sold at its fair value less costs to sell, as of December 31, 2008, in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, (“Statement No. 144”). Balances are subject to potential post-closing adjustments in accordance with the terms of the agreement.

For the Year Ended December 31, (In millions)	2008
Projected carrying value of FAFLIC before pre-close dividend	$267.7	(1)
Pre-close net dividend	(129.8	)(2)

	137.9

Proceeds from sale	105.8	(3)

Loss on sale before impact of transaction and other costs	(32.1)
Transaction costs	(3.9	)(4)
Liability for certain legal indemnities and employee-related costs	(8.2	)(5)
Other miscellaneous adjustments	(33.1	)(6)

Net loss	$(77.3)

(1)	Shareholder’s equity in the FAFLIC business, prior to the impact of the sale transaction.
(2)	Net pre-close dividends.
(3)	Proceeds to THG from Commonwealth Annuity.
(4)	Transaction costs include legal, actuarial and other professional fees.
(5)	Liability for expected contractual indemnities of FAFLIC recorded under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantee, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). These costs also include severance and retention payments anticipated to result from this transaction.
(6)	Included in other miscellaneous adjustments are investment losses of $48.5 million, as well as favorable reserve adjustments related to the accident and health business of $15.6 million.

(Loss) Income from Operations of FAFLIC Business

The following table summarizes the results of FAFLIC’s operations for the years ended December 31:

FOR THE YEARS ENDED DECEMBER 31 (In millions)	2008	2007	2006
Premiums	$25.6	$32.8	$35.4
Fees and other (loss) income	(0.7)	0.4	17.0
Net investment income	66.2	77.0	90.4
Net realized investment (losses) gains	(14.4)	2.4	(4.1)

Total revenue	76.7	112.6	138.7

Policy benefits, claims and losses	69.7	89.7	88.2
Policy acquisition and other operating expenses	9.9	16.0	42.1

(Loss) income included in discontinued operations before federal income taxes	(2.9)	6.9	8.4

Federal income tax expense (benefit)	4.6	(4.0)	0.5

(Loss) income from discontinued operations of FAFLIC	$(7.5)	$10.9	$7.9

The loss from FAFLIC’s discontinued operations was $7.5 million for the year ended December 31, 2008, compared to income of $10.9 million and $7.9 million for the years ended December 31, 2007 and 2006, respectively. The decrease in income in 2008 compared to 2007 primarily resulted from an increase in other-than-temporary impairments in 2008 and lower net investment income resulting from an intercompany transfer of employee benefit related assets to our Property and Casualty segment. Partially offsetting this decrease were lower operating expenses and favorable mortality experience in our traditional and group retirement lines of business. The increase in income from discontinued operations in 2007 compared to 2006 was primarily due to lower operating expenses resulting from the run-off of the business, coupled with lower losses from our funding agreement business. These increases were partially offset by unfavorable mortality experience in our group retirement and traditional lines of business.

The accident and health business had no financial results that impacted 2008, 2007 or 2006. For a description of the business, see “Life Companies” in the Business Section on pages 15 and 16 of this Form 10-K.

Gain on Disposal of Variable Life Insurance and Annuity Business

On December 30, 2005, we sold our run-off variable life insurance and annuity business, to Goldman Sachs. Such results primarily consist of expense and recoveries relating to indemnification obligations incurred in connection with this sale. The following table summarizes the results for this discontinued business for the periods indicated:

For the Years Ended December 31	2008	2007	2006
(In millions)
Gain (loss) on sale of variable life insurance and annuity business, net of taxes (including a gain (loss) on disposal of $8.7, $7.9 and ($29.8) in 2008, 2007 and 2006)	$11.3	$13.1	$(29.8)

For the year ended December 31, 2008, we recorded a gain of $11.3 million, net of taxes, as compared to a gain of $13.1 million, net of taxes, for the year ended December 31, 2007. The gain in 2008 resulted primarily from an $8.7 million release of liabilities related to certain indemnities to Goldman Sachs relating to the pre-sale activities of the business sold recorded under FIN 45 and the $2.6 million federal income tax settlement. For the year ended December 31, 2007, we recorded a gain of $13.1 million, primarily related to a $7.5 million tax benefit from the utilization of net operating loss carryforwards previously generated and $5.2 million related to the favorable settlement of Internal Revenue Service (“IRS”) audits for the 2002 to 2004 tax years (See Income Taxes on pages 54 and 55 of this Form 10-K for further discussion). In 2006, we recorded additional costs associated with the sale of $29.8 million, net of tax. Included in this charge was an additional $15.0 million provision for our estimated potential liability for certain contractual indemnities to Goldman Sachs relating to the pre-sale activities of the business sold recorded under FIN 45. Also included in the loss for 2006 was $14.8 million of costs primarily related to employee severance costs, net costs of transitional services, operations conversion expenses and other litigation matters.

As of December 31, 2008, our total liability related to indemnifications provided in the variable life and annuity transaction was $11.3 million on a pre-tax basis. Due to the sale of the FAFLIC business, we have incurred additional indemnification costs totaling $7.0 million. Although we believe our current estimate for these indemnification liabilities is appropriate, there can be no assurance that these estimates will not materially increase in the future.

OTHER ITEMS

In 2008, we recorded an income tax benefit of $6.4 million relating to federal income tax settlements for prior years and in 2006, we recorded a reduction in our federal income tax reserves resulting from clarification of outstanding issues in the course of ongoing IRS audits (see Income Taxes on pages 54 and 55 of this Form 10-K for further information).

Net realized losses on investments were $97.8 million in 2008, primarily due to $113.1 million of other-than-temporary impairments of fixed maturities and equity securities, partially offset by $15.3 million of gains recognized principally from the sale of $778.1 million of fixed maturities. Net realized investment losses were $0.9 million in 2007, primarily due to $3.6 million of impairments from fixed maturities and other invested assets, partially offset by $2.7 million of gains recognized principally from the sale of $340.0 million of fixed maturities. Net investment losses were $0.2 million in 2006, primarily related to $6.8 million of charges resulting from impairments. Partially offsetting these losses were $9.1 million of gains, recognized primarily from the sale of $449.4 million of fixed maturities. Also, we incurred $2.5 million in partnership losses in 2006.

During 2008, we recognized income of $10.1 million, which reflects an $11.1 million gain on the sale of AMGRO, partially offset by losses from the operations of AMGRO during that period.

On August 31, 2006, we sold all of the outstanding shares of Financial Profiles, Inc., a wholly-owned subsidiary, to Emerging Information Systems Incorporated and recognized a $7.8 million after-tax gain on the sale during the third quarter of 2006. (See Other Significant Transactions on pages 58 and 59 of this Form 10-K).

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“Statement No. 123(R)”), which resulted in a benefit of $0.6 million in 2006. This adjustment was the result of remeasuring the value of certain stock-based awards at grant-date fair value that had previously been measured at intrinsic value.

Net income includes the following items by segment:

(In millions)	2008
	Property and Casualty			Life Companies	Total
	Personal Lines	Commercial Lines	Other Property and Casualty (2)
Net realized investment (losses) gains (1)	$(53.6)	$(53.4)	$9.2	$—	$(97.8)
Federal income tax settlement	5.6	2.1	(1.3)	—	6.4
Other non-segment items	—	(0.1)	—	—	(0.1)
Loss from operations of discontinued FAFLIC business (including loss on assets held-for-sale of $77.3), net of taxes	—	—	—	(84.8)	(84.8)
Gain on disposal of discontinued variable life and annuity business, net of taxes	—	—	—	11.3	11.3
Income from operations of AMGRO (including gain on disposal of $11.1), net of taxes	—	—	10.1	—	10.1
Other discontinued operations	—	—	—	(0.5)	(0.5)

(In millions)	2007
	Property and Casualty			Life Companies	Total
	Personal Lines	Commercial Lines	Other Property and Casualty (2)
Net realized investment (losses) gains (1)	$(0.7)	$(0.7)	$0.5	$—	$(0.9)
Income from operations of discontinued FAFLIC business, net of taxes	—	—	—	10.9	10.9
Income from operations of discontinued variable life and annuity business (including gain on disposal of $7.9), net of taxes	—	—	—	13.1	13.1
Other discontinued operations	—	—	—	0.8	0.8

(In millions)	2006
	Property and Casualty			Life Companies	Total
	Personal Lines	Commercial Lines	Other Property and Casualty (2)
Change in prior years tax reserves	$(1.3)	$(1.4)	$4.1	$—	$1.4
Net realized investment gains (losses) (1)	1.9	2.0	(4.1)	—	(0.2)
Other non-segment items	—	0.2	—	—	0.2
Income from operations of discontinued FAFLIC business, net of taxes	—	—	—	7.9	7.9
Loss on disposal of variable life insurance and annuity business, net of taxes	—	—	—	(29.8)	(29.8)
Other discontinued operations	—	—	—	7.8	7.8
Cumulative effect of change in accounting principle, net of taxes	0.2	0.3	—	0.1	0.6

(1)	We manage investment assets for our property and casualty business based on the requirements of the entire property and casualty group. We allocate the investment income, expenses and realized gains (losses) to our Personal Lines, Commercial Lines and Other Property and Casualty segments based on actuarial information related to the underlying business.
(2)	Includes corporate eliminations.

INVESTMENT PORTFOLIO

We held general account investment assets diversified across several asset classes, as follows:

(In millions, except percentage data)	December 31, 2008		December 31, 2007
	Carrying Value (2)	% of Total Carrying Value	Carrying Value (2)	% of Total Carrying Value
Fixed maturities (1)	$5,156.2	87.4%	$5,722.0	91.8%
Equity securities (1)	47.8	0.8	44.9	0.7
Mortgages	31.1	0.5	41.2	0.7
Policy loans (1)	111.1	1.9	116.0	1.9
Cash and cash equivalents (1)	529.5	9.0	275.4	4.4
Other long-term investments	26.3	0.4	30.7	0.5

Total, including investments held-for-sale	5,902.0	100.0	6,230.2	100.0
Less: investments held-for-sale (2)	1,182.1	20.0	1,318.3	21.2

Total, excluding investments held-for-sale	$4,719.9	80.0%	$4,911.9	78.8%

(1)	We carry these investments at fair value.
(2)	Due to the January 2, 2009 sale of FAFLIC, certain assets are classified as “held-for-sale” on the Company’s consolidated balance sheets in accordance with Statement No. 144. After the close of the FAFLIC sale transaction, the majority of these assets transferred to the buyer. However, a small portion was retained by Hanover as part of an asset purchase arrangement and separate reinsurance agreement between FAFLIC and Hanover Insurance in connection with such sale. Included in this held-for-sale classification are investment assets that transferred with FAFLIC of $1,124.6 million at December 31, 2008 and $1,195.5 million at December 31, 2007.

Total investment assets including investments held-for-sale decreased $328.2 million, or 5.3%, to $5.9 billion for the year ended December 31, 2008, of which fixed maturities decreased $565.8 million and cash and cash equivalents increased $254.1 million. Fixed maturities declined primarily due to market value depreciation, as well as due to the sale of securities to fund our share repurchase program. Cash and cash equivalents increased primarily due to the sale of our premium financing business, including cash received for the extinguishment of intercompany borrowings and from related sale proceeds, and as a result of proceeds from certain commutations in our discontinued accident and health business. In addition, cash balances grew in 2008 as we took a more cautious approach to investing in the bond and equity markets.

Investment Portfolio – Continuing Operations

The following discussion includes the investment assets of our ongoing operations, which is comprised primarily of our property and casualty business.

Our fixed maturity portfolio is comprised primarily of investment grade corporate securities, mortgage-backed securities, taxable and tax-exempt issues of state and local governments, U.S. government and agency securities and other issues.

The following table provides information about the investment type and credit quality of our fixed maturities portfolio:

(In millions, except percentage data)

December 31, 2008
Investment Type	Rating Agency Equivalent Designation	Amortized Cost	Fair Value	Net Unrealized Gain (Loss)	Change in Net Unrealized
Corporates:
NAIC 1	Aaa/Aa/A	$962.7	$902.9	$(59.8)	$(56.5)
NAIC 2	Baa	922.5	850.3	(72.2)	(61.6)
NAIC 3 or below	Ba, B, Caa and lower	286.3	229.8	(56.5)	(53.7)

Total Corporates		2,171.5	1,983.0	(188.5)	(171.8)

Asset backed:
Mortgage backed securities		971.3	970.0	(1.3)	(2.7)
Commercial mortgage backed securities		288.9	258.0	(30.9)	(31.8)
Asset backed securities		19.2	11.9	(7.3)	(6.4)

Municipals:
Taxable		507.1	492.0	(15.1)	(19.0)
Tax exempt		241.2	224.7	(16.5)	(25.1)

U.S. government		277.2	281.9	4.7	(0.4)

Redeemable preferred		46.8	33.3	(13.5)	(9.3)

Total fixed maturities		$4,523.2	$4,254.8	$(268.4)	$(266.5)

Amortized cost and carrying value by rating category for the years ended December 31, 2008 and 2007 were as follows:

NAIC Designation	Rating Agency Equivalent Designation	December 31, 2008			December 31, 2007
		Amortized Cost	Carrying Value	% of Total Carrying Value	Amortized Cost	Carrying Value	% of Total Carrying Value
1	Aaa/Aa/A	$3,125.9	$3,015.6	70.9%	$3,445.1	$3,457.7	73.5%
2	Baa	1,088.9	992.2	23.3	962.4	950.9	20.2
3	Ba	151.5	133.2	3.1	120.1	118.4	2.5
4	B	111.0	83.8	2.0	147.7	146.8	3.1
5	Caa and lower	37.1	24.5	0.6	32.4	30.6	0.7
6	In or near default	8.8	5.5	0.1	0.9	2.3	—

Total fixed maturities		$4,523.2	$4,254.8	100.0%	$4,708.6	$4,706.7	100.0%

Based on ratings by the National Association of Insurance Commissioners (“NAIC”), approximately 94% of our fixed maturity portfolio consisted of investment grade securities at December 31, 2008 and 2007. While market valuations deteriorated in the current year due to unprecedented events in the financial markets, we believe these losses are temporary. Management believes that recent and ongoing government actions, the quality of the assets, anticipated long-term economic value and our ability and intent to hold such securities to maturity will lead to a recovery in value in the near term.

The quality of our fixed maturity portfolio remains high based on ratings, capital structure position, support through guarantees, underlying security and parent ownership and yield curve position. We do not hold any securities in the following sectors: subprime mortgages, either directly or through our mortgage-backed securities; collateralized debt obligations; collateralized loan obligations; or credit derivatives. Our residential mortgage-backed securities constitute approximately $1.0 billion of our invested assets, with less than 16% held in non-agency prime securities, and the remaining invested in agency-sponsored securities. Commercial mortgage-backed securities (“CMBS”) constitute $258.0 million of our invested assets, of which approximately 21% is defeased. The portfolio is seasoned, with approximately 89% of our CMBS holdings from pre-2005 vintages, 6% from the 2007 vintage, 4% from the 2006 vintage and 1% from the 2005 vintage. The CMBS portfolio is of high quality with a weighted average credit rating of AA+. Approximately 80% of this portfolio is AAA rated and 20% is rated AA or A and has a weighted average loan-to-value ratio of 66.2% as of December 31, 2008. Our direct commercial mortgage portfolio is only $42.6 million as of December 31, 2008, including credit tenant loan fixed maturities. These mortgages are of high quality, with 64% maturing by the end of 2010. Our municipal bond portfolio has a weighted average rating of AA- and constitutes approximately 15% of invested assets. Financial guarantor insurance enhanced municipal bonds were $334.6 million, or approximately 47%, of our municipal bond portfolio at December 31, 2008. The overall weighted average credit rating of our insured municipal bond portfolio, giving no effect to the insurance enhancement, was A-. US agency debt securities represent about 5% of the portfolio and we have no investments in their preferred stock or equity.

At December 31, 2008, $75.8 million of our fixed maturities were invested in traditional private placement securities, as compared to $99.5 million at December 31, 2007. Fair values of traditional private placement securities are determined either by a third party broker or by pricing models that use discounted cash flow analyses.

Our fixed maturity and equity securities are classified as available-for-sale and are carried at fair value. As of January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“Statement No. 157”), with respect to our investment assets and liabilities, which was not material to our financial position or results of operations. Statement No. 157 creates a common definition of fair value, establishes a hierarchy for determining fair value that emphasizes the use of observable market data whenever available and requires expanded disclosures. Financial instruments whose value is determined using significant management judgment or estimation constitute approximately 2% of the total assets and liabilities we measured at fair value. (See also Note 7 – Fair Value).

Although we expect to invest new funds primarily in cash, cash equivalents and investment grade fixed maturities, we have invested and expect to continue investing a small portion of funds in equity securities, and we may invest a portion in below investment grade fixed maturities and other assets. The average yield on fixed maturities was 5.7% and 5.6% for December 31, 2008 and 2007, respectively.

Other-than-Temporary Impairments

We recognized $113.1 million of realized losses on other-than-temporary impairments of investment securities in continuing operations for the year ended December 31, 2008, as compared to $3.6 million for the year ended December 31, 2007. The increase in impairments in 2008 primarily reflects credit-related losses on corporate bonds, particularly in the financial sector and in certain higher yielding below investment grade fixed maturities. Financial sector losses include impairments on holdings of securities issued by Lehman Brothers and Washington Mutual. Other-than-temporary impairments in 2008 included $68.6 million related to the financial sector, $38.5 million related to the industrial sector and $6.0 million related to the utilities sector. Approximately $54.7 million of impairments were related to investment grade fixed maturities, $50.2 million to below investment grade securities and $8.2 million to equities and other investments.

In 2007, other-than-temporary impairments primarily resulted from our exposure to below investment grade securities.

In our determination of other-than-temporary impairments, we consider several factors and circumstances, including the issuer’s overall financial condition; the issuer’s credit and financial strength ratings; the issuer’s financial performance, including earnings trends, dividend payments, and asset quality; any specific events which may influence the operations of the issuer including governmental actions such as the enactment of The Emergency Economic Stabilization Act of 2008 and receipt of related funds; a weakening of the general market conditions in the industry or geographic region in which the issuer operates; the length of time and the degree to which the fair value of an issuer’s securities remains below our cost; and with respect to fixed maturity investments, any factors that might raise doubt about the issuer’s ability to pay all amounts due according to the contractual terms. We apply these factors to all securities. Other-than-temporary impairments are recorded as a realized loss, which reduces net income and earnings per share. Temporary declines in market value are recorded as unrealized losses, which do not affect net income and earnings per share, but reduce other comprehensive income, which is reflected on our Consolidated Balance Sheets. We cannot provide assurance that the other-than-temporary impairments will, in fact, be adequate to cover future losses or that we will not have substantial additional impairments in the future.

Unrealized Losses

The following table provides information about our fixed maturities and equity securities that have been continuously in an unrealized loss position.

(In millions)	December 31, 2008		December 31, 2007
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Investment grade fixed maturities:
12 months or less	$152.0	$1,732.3	$21.2	$576.0
Greater than 12 months	106.0	490.1	25.6	963.4

Total investment grade fixed maturities	258.0	2,222.4	46.8	1,539.4

Below investment grade fixed maturities:
12 months or less	64.2	152.5	8.2	170.1
Greater than 12 months	—	—	—	—

Total below investment grade fixed maturities	64.2	152.5	8.2	170.1

Equity securities:
12 months or less	11.4	32.3	0.5	17.8
Greater than 12 months	—	—	—	—

Total equity securities	11.4	32.3	0.5	17.8

Total fixed maturities and equity securities (1)	$333.6	$2,407.2	$55.5	$1,727.3

(1)	Includes discontinued accident and health pools of $15.7 million in gross unrealized losses with $52.3 million in fair value at December 31, 2008 and $2.5 million in gross unrealized losses with $58.2 million in fair value at December 31, 2007.

Gross unrealized losses on fixed maturities and equity securities increased $278.1 million, to $333.6 million at December 31, 2008, compared to $55.5 million at December 31, 2007. The increase in unrealized losses on both investment grade and below investment grade securities during 2008 was due to significant widening of credit spreads, particularly during the second half of the year. Spreads widened most notably in the industrial, financial and commercial mortgage-backed security sectors as investors evaluated the length and severity of a global economic slowdown within the context of impaired credit markets and continuing concerns of poor quality assets on bank balance sheets. At December 31, 2008, unrealized losses by sector were: $95.9 million in the industrial sector, $80.5 million in the financial sector, $60.8 million in mortgage and asset-backed securities, $35.5 million in municipal bonds, $34.8 million in utilities and the remainder in redeemable preferred, equity securities and US government securities.

The following table includes our top twenty-five industrial sector corporate fixed maturity holdings as of December 31, 2008 and related financial ratings. The table excludes securities transferred on January 2, 2009 in connection with the sale of FAFLIC.

(In millions, except percentage data)

Issuer	Amortized Cost	Fair Value	% of Inv. Assets	S&P Ratings
AT&T	$33.9	$34.0	0.71%	A
CVS	25.5	24.0	0.50%	BBB+
Valero Energy	24.7	23.3	0.49%	BBB
Kroger	20.6	20.4	0.43%	BBB-
Union Pacific	19.0	19.1	0.40%	BBB
Vodafone	18.3	17.7	0.37%	A-
Encana	17.6	16.7	0.35%	A-
Safeway	17.5	17.1	0.36%	BBB
Textron	17.0	13.6	0.28%	BBB
Home Depot	16.9	15.2	0.32%	BBB+
Burlington Northern	16.6	15.8	0.33%	BBB
Miller Brewing	16.4	15.2	0.32%	BBB+
Comcast	15.8	15.7	0.33%	BBB+
Schering-Plough	15.4	14.8	0.31%	A-
Verizon	15.0	13.9	0.29%	A
Conoco Phillips	13.9	14.2	0.30%	A
Lowe’s	13.6	13.2	0.28%	BBB+
Conagra Inc.	13.4	12.8	0.27%	BBB+
British Telecom	12.4	12.0	0.25%	BBB+
Canadian Natural Resources	12.4	11.2	0.23%	BBB
Holcim Capital	12.0	12.3	0.26%	BBB
McKesson	12.0	12.1	0.25%	BBB+
Daimler-Chrysler	12.0	11.6	0.24%	A-
Telefonica Europe	11.9	11.4	0.24%	A-
Anadarko Petroleum	11.6	10.2	0.21%	BBB-

Top 25 Industrial	415.4	397.5	8.32%
Other Industrial	697.8	629.6	13.18%

Total Industrial	1,113.2	1,027.1	21.50%

The following table includes our top twenty-five financial sector fixed maturity holdings as of December 31, 2008 and related financial ratings. The table excludes securities transferred on January 2, 2009 in connection with the sale of FAFLIC.

(In millions, except percentage data)

Issuer	Tarp(1)	Amortized Cost	Fair Value	% of Inv. Assets	S&P Ratings
Bank of America	Y	$59.0	$53.1	1.11%	A
PNC Bank	Y	31.6	29.3	0.61%	A+
Wells Fargo	Y	30.1	28.8	0.60%	AA
JP Morgan	Y	27.1	26.4	0.55%	A+
Goldman Sachs	Y	26.3	23.4	0.49%	A
GE Capital Cap	N	25.1	24.7	0.52%	AAA
Morgan Stanley	Y	21.9	18.8	0.39%	A
Capital One	Y	17.4	16.4	0.34%	A-
Aetna	N	16.3	15.1	0.32%	A-
American Express	Y	16.2	14.6	0.31%	A
CIT Group	Y	15.2	20.3	0.42%	BBB+
Fifth Third Bancorp	Y	15.0	12.3	0.26%	A
Wellpoint	N	14.8	13.8	0.29%	A-
HSBC Bank	N	14.4	14.3	0.30%	AA-
Genworth Global Funding	N	13.2	5.6	0.12%	A-
Manufacturers & Traders Bank	Y	13.1	9.0	0.19%	A-
Royal Bank of Scotland	N	12.9	12.7	0.27%	A+
Charter One	N	12.1	11.8	0.25%	A-
Credit Suisse First Boston	N	11.6	11.0	0.23%	A+
Union Bank of California	N	11.5	9.2	0.19%	A
Bank of New York	Y	11.4	11.6	0.24%	AA-
Student Loan Market	N	11.1	12.3	0.26%	BBB-
Regions Bank	Y	8.2	5.6	0.12%	BBB+
FMR	N	7.2	6.5	0.14%	AA-
Cigna	N	6.1	5.3	0.11%	BBB+

Top 25 Financial		448.8	411.9	8.63%
Other Financial		214.0	182.3	3.81%

Total Financial		$662.8	$594.2	12.44%

(1)	“Y” indicates that the issuer is a participant in the Troubled Asset Relief Program established under the Emergency Economic Stabilization Act of 2008. “N” indicates that the issuer is not a participant in such program.

Obligations of states and political subdivisions, the U.S. Treasury, U.S. government and agency securities had associated gross unrealized losses of $36.6 million at December 31, 2008 and $2.4 million at December 31, 2007. At December 31, 2008 and December 31, 2007, substantially all below investment grade securities with an unrealized loss had been rated by the NAIC, Standard & Poor’s or Moody’s.

We view the gross unrealized losses on fixed maturities and equity securities as being temporary since it is our assessment that these securities will recover in the near term. Management believes that recent and ongoing government actions, including The Emergency Economic Stabilization Act of 2008, the 2009 American Recovery and Reinvestment Act and other U.S. and global government programs and the quality of our assets will allow us to realize the securities’ anticipated long-term economic value. Furthermore, as of December 31, 2008, we had the intent and ability to retain such investments for the period of time anticipated to allow for this expected recovery in fair value. (See also Liquidity and Capital Resources on pages 60 to 62 of this Form 10-K.) The risks inherent in our assessment methodology include the risk that, subsequent to the balance sheet date, market factors may differ from our expectations; government actions do not have the intended affect of stabilizing financial institutions and financial markets; the global economic slowdown is longer or more severe than we expect; we may decide to subsequently sell a security for unforeseen business needs; or changes in the credit assessment or equity characteristics from our original assessment may lead us to determine that a sale at the current value would maximize recovery on such investments. To the extent that there are such adverse changes, the unrealized loss would then be realized and we would record a charge to earnings. Although unrealized losses are not reflected in the results of financial operations until they are realized or deemed “other-than-temporary”, the fair value of the underlying investment, which does reflect the unrealized loss, is reflected in our Consolidated Balance Sheets.

The following table sets forth gross unrealized losses for fixed maturities by maturity period and for equity securities at December 31, 2008 and 2007. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers. Mortgage-backed securities are included in the category representing their ultimate maturity.

(In millions)	December 31, 2008	December 31, 2007
Due in one year or less	$2.1	$0.2
Due after one year through five years	97.4	10.2
Due after five years through ten years	115.6	30.0
Due after ten years	107.1	14.6

Total fixed maturities	322.2	55.0
Equity securities	11.4	0.5

Total fixed maturities and equity securities (1)	$333.6	$55.5

(1)	Includes discontinued accident and health pools of $15.7 million and $2.5 million in gross unrealized losses at December 31, 2008 and 2007, respectively.

Our investment portfolio and shareholders’ equity can be and has been significantly impacted by the changes in market values of our securities. As noted in the previous tables, during 2008, there were significant declines in the market values of our fixed maturity securities, particularly in the industrial and financial sectors. Additionally, subsequent to December 31, 2008, through the date of this report, conditions in the financial markets remained volatile, market values have continued to fluctuate and defaults on corporate fixed income securities are expected to increase significantly in 2009. As a result, depending on market conditions, we could incur additional realized and unrealized losses in future periods, which could have a material adverse impact on our results of operations and/or financial position.

Recent developments continue to illustrate that the U.S. and global financial markets and economies are in an unprecedented period of uncertainty and instability. Many issuers face rapidly changing adverse business and liquidity circumstances, increasing the likelihood of unanticipated defaults during 2009. While we may experience a significant increase in defaults on corporate fixed income securities in 2009, particularly with respect to non-investment grade securities, it is difficult to foresee what issuers, industries or markets could be affected. As a result, the value of our fixed maturity portfolio could change rapidly in ways we cannot currently anticipate. Depending on market conditions, we could incur additional realized and unrealized losses in future periods.

Due to the volatile credit markets, we experienced defaults in 2008 on certain fixed maturities of issuers, primarily in the financial sector. The carrying value of fixed maturity securities on non-accrual status at December 31, 2008 and 2007 was not material. The effect of non-accruals for the year ended December 31, 2008, compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities, was a reduction in net investment income of $2.1 million. The effect of non-accruals in 2007 was not material. Any defaults in the fixed maturities portfolio in future periods may negatively affect investment income.

MARKET RISK AND RISK MANAGEMENT POLICIES

INTEREST RATE SENSITIVITY

Our operations are subject to risk resulting from interest rate fluctuations which may adversely impact the valuation of the investment portfolio. In a rising interest rate environment, the value of the fixed income sector, which comprises 89% of our total continuing portfolio, may decline as a result of decreases in the fair market value of the securities. Our intent is to hold securities to maturity and recover the decline in valuation as prices accrete to par. However, our intent may change prior to maturity due to changes in the financial markets or our analysis of an issuer’s credit metrics and prospects. Interest rate fluctuations may also reduce net investment income and as a result, profitability. The portfolio may realize lower yields and therefore lower net investment income on securities because the securities with prepayment and call features may prepay at a different rate than originally projected. In a declining interest rate environment, prepayments and calls may increase as issuers exercise their option to refinance at lower rates. The resulting funds would be reinvested at lower yields. In a rising interest rate environment, the funds may not be available to invest at higher interest rates.

For our Property and Casualty business, we developed an investment strategy that is intended to maximize investment income with consideration towards driving long-term growth of shareholders’ equity and book value. The determination of the appropriate asset allocation is a process that focuses on the types of business written and the level of surplus required to support our different businesses and the risk return profiles of the underlying asset classes. We look to balance the goals of capital preservation, stability, liquidity and after-tax return.

The majority of our assets are invested in the fixed income markets. Through fundamental research and credit analysis, our investment professionals seek to identify a combination of stable income producing higher quality U.S. agency, corporate and mortgage-backed securities and undervalued securities in the credit markets. We have a general policy of diversifying investments both within and across all portfolios to mitigate credit and interest rate risk. We monitor the credit quality of our investments and our exposure to individual markets, borrowers, industries, sectors and, in the case of direct commercial mortgages and commercial mortgage-backed securities, property types and geographic locations. In addition, we currently carry long-term debt which is subject to interest rate risk. The majority of this debt was issued at fixed interest rates of 8.207% and 7.625%. Current market conditions do not allow for us to invest assets at similar rates of return; and, therefore our earnings on a similar level of assets are not sufficient to cover our current debt interest costs.

The following tables for the years ended December 31, 2008 and 2007 provide information about our financial instruments used for purposes other than trading that are sensitive to changes in interest rates. The tables present principal cash flows and related weighted-average interest rates by expected maturities, unless otherwise noted below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers. Mortgage-backed and asset-backed securities are included in the category representing their expected maturity. Available-for-sale securities include both U.S. and foreign-denominated fixed maturities, but exclude foreign currency swap contracts. Additionally, we have assumed our available-for-sale securities are similar enough to aggregate those securities for presentation purposes. Specifically, variable rate available-for-sale securities comprise an immaterial portion of the portfolio and do not have a significant impact on weighted-average interest rates. Therefore, the variable rate investments are not presented separately; instead they are included in the tables at their current interest rate. For liabilities that have no contractual maturity, the tables present principal cash flows and related weighted-average interest rates based on our historical experience, management’s judgment, and statistical analysis, as applicable, concerning their most likely withdrawal behaviors. In addition, long-term debt is presented at contractual maturities, except for our long-term debt for recently acquired subsidiaries. We have presented this debt in the category that reflects the more likely payments of this debt, which is expected to be earlier than their contractual maturities.

The market rate disclosures presented for 2008 differ from 2007 due to the sale of FAFLIC on January 2, 2009. FAFLIC rate sensitive assets and liabilities have been excluded for the year ended December 31, 2008.

For the Years Ended December 31, 2008	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value 12/31/08
(Dollars in millions)
Rate Sensitive Assets:
Available-for-sale securities	$489.4	$464.6	$558.8	$471.1	$502.6	$2,348.5	$4,835.0	$4,444.5
Average interest rate	3.42%	5.52%	6.01%	5.86%	5.28%	5.66%	5.44%
Mortgage loans	$4.2	$20.6	$0.3	$—	$—	$7.0	$32.1	$33.1
Average interest rate	7.59%	8.08%	6.60%	—	—	7.70%	7.92%
Rate Sensitive Liabilities:
Supplemental contracts without life contingencies	$6.8	$—	$—	$—	$—	$—	$6.8	$6.8
Average interest rate	0.75%	—	—	—	—	—	0.75%
Long-term debt	$4.0	$3.1	$—	$15.5	$—	$508.8	$531.4	$325.8
Average interest rate	5.68%	7.79%	—	7.29%	—	7.98%	7.94%

For the Years Ended December 31, 2007	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value 12/31/07
(Dollars in millions)
Rate Sensitive Assets:
Available-for-sale securities	$468.7	$373.6	$516.5	$625.6	$578.1	$3,285.8	$5,848.3	$5,849.7
Average interest rate	4.80%	5.80%	5.98%	6.12%	5.94%	5.60%	5.67%
Mortgage loans	$2.3	$4.5	$21.4	$0.4	$0.9	$12.7	$42.2	$43.9
Average interest rate	7.10%	7.60%	8.09%	6.61%	8.45%	7.59%	7.83%
Policy loans	$—	$—	$—	$—	$—	$116.0	$116.0	$116.0
Average interest rate	—	—	—	—	—	6.17%	6.17%
Rate Sensitive Liabilities:
Supplemental contracts without life contingencies	$11.4	$2.0	$1.5	$1.2	$1.1	$3.6	$20.8	$20.8
Average interest rate	1.66%	2.67%	2.71%	2.76%	2.81%	2.89%	2.15%
Other individual contract deposit funds	$5.1	$4.5	$3.9	$3.5	$4.0	$68.7	$89.7	$89.7
Average interest rate	3.62%	3.58%	3.54%	3.52%	3.50%	3.50%	3.52%
Other group contract deposit funds	$4.1	$4.0	$3.7	$3.5	$3.2	$10.4	$28.9	$28.8
Average interest rate	4.26%	4.26%	4.26%	4.26%	4.26%	4.26%	4.26%
Trust instruments supported by funding obligations	$19.0	$—	$—	$20.3	$—	$—	$39.3	$39.5
Average interest rate	8.20%	—	—	6.00%	—	—	7.24%
Long-term debt	$—	$—	$3.1	$—	$—	$508.8	$511.9	$480.2
Average interest rate	—	—	7.79%	—	—	7.98%	7.98%

FOREIGN CURRENCY SENSITIVITY

In 2008 and 2007, we did not have material exposure to foreign currency related risk.

INCOME TAXES

We file a consolidated United States federal income tax return that includes the holding company and its subsidiaries (including non-insurance operations). We segregate the entities included within the consolidated group into either a life insurance or a non-life insurance company subgroup. The consolidation of these subgroups is subject to certain statutory restrictions on the percentage of eligible non-life tax losses that can be applied to offset life company taxable income.

The provision for federal income taxes from continuing operations were expenses of $79.9 million, $113.2 million and $87.2 million in 2008, 2007 and 2006, respectively. These provisions resulted in consolidated effective federal tax rates of 48.6%, 33.1%, and 32.2% on pre-tax income for 2008, 2007, and 2006, respectively. The 2008 provision reflects a $6.4 million benefit resulting from the settlement with the IRS of tax years 1995 through 2001. The 2006 provision reflects a $1.4 million benefit due to reductions in our federal income tax reserves resulting from clarification of outstanding issues for prior years in the course of ongoing IRS audits.

Absent the aforementioned benefits, the effective tax rates in 2008 and 2006 would have been 52.5% and 32.7%, respectively. The increase in the 2008 tax rate is primarily due to the non-recognition of tax benefits, in 2008, related to our realized investment losses as it is our opinion that it is more likely than not that we will be unable to realize these benefits. The slight increase from 2006 to 2007 is primarily due to higher underwriting income and a reduced level of tax-exempt interest income in 2007 compared to 2006.

Our federal income tax expense on segment income was $86.3 million for 2008 compared to $113.7 million in 2007 and $86.6 million in 2006. The decrease in 2008 was primarily due to lower segment income; whereas, the increase in 2007 was primarily due to higher underwriting income in our property and casualty business.

In addition to the aforementioned benefits from ongoing IRS audits, we also realized other tax benefits in our discontinued operations related to ongoing IRS audits. During 2008, we reached an agreement with the IRS on our 1995 to 2001 audit cycle. A benefit of $2.6 million was recognized in discontinued operations as income from our discontinued variable life insurance and annuity business and a tax expense of $0.7 million was recognized in our discontinued FAFLIC business. In December 2007, we reached an agreement with the IRS on our 2002 to 2004 audit cycle. The resulting assessment of federal income tax was offset by the utilization of net operating loss carryforwards from our discontinued variable life insurance and annuity business. The recognition of these net operating loss carryforwards resulted in a $7.5 million tax benefit recorded in discontinued operations as an adjustment to the loss on the disposal of our variable life insurance and annuity business. A benefit of $5.2 million, also related to variable life insurance and annuity items from 2002 to 2004 was recognized in discontinued operations as income from our former life insurance subsidiary. Also in 2007, a benefit of $2.6 million resulting from the settlement with the IRS of interest claims for 1977 through 1994 was recognized in discontinued operations as income from discontinued FAFLIC business. Lastly, both 2007 and 2006 reflect benefits of $2.1 million and $1.9 million, respectively, due to reductions in our federal income tax reserves from clarification of outstanding issues for prior years in the course of ongoing IRS audits. The recognition of these benefits was recorded in discontinued operations as income in discontinued FAFLIC business. The IRS audit for tax years 2005 through 2006 commenced in December 2007.

During 2008, we increased our valuation allowance related to our deferred tax asset by $185.1 million, from $163.1 million to $348.2 million. The increase in this valuation allowance resulted primarily from unrealized depreciation in our investment portfolio and our realized capital losses. . Accordingly, we recorded a valuation allowance of $96.8 million as an adjustment to Accumulated Other Comprehensive Loss and a valuation allowance of $29.7 million as a component of Net Income in our Consolidated Statements of Income included in the $348.2 million valuation allowance was $63.0 million related to the loss on the sale of FAFLIC, on January 2, 2009. In accordance with Statement No. 144, we recognized this loss in 2008.

Included in our deferred tax net asset as of December 31, 2008 is an asset of $223.1 million related to capital losses. Our pre-tax capital losses carried forward are $467.3 million, including $457.2 million resulting from the sale of our variable life insurance and annuity business in 2005 and $179.9 million resulting from the sale of FAFLIC, discussed above. A full valuation allowance has been recorded against our gross capital losses, since it is our opinion that it is more likely than not that this asset will not be fully realized. Our estimate of the gross amount and likely realization of capital loss carryforwards may change over time. In addition, at

December 31, 2008, we had a deferred tax asset of $134.7 million, of which $119.0 million relates to alternative minimum tax credit carryforwards and $15.7 million relates to low income housing tax credit carryforwards. The alternative minimum tax credit carryforwards have no expiration date and the low income housing credit carryforwards will expire beginning in 2024. We may utilize the credits to offset regular federal income taxes due from future income, and although we believe that these assets are fully recoverable, there can be no certainty that future events will not affect their recoverability.

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

CRITICAL ACCOUNTING ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements. These statements have been prepared in accordance with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following critical accounting estimates are those which we believe affect the more significant judgments and estimates used in the preparation of our financial statements. Additional information about our other significant accounting policies and estimates may be found in Note 1— “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data on pages 76 to 82 of this Form 10-K.

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

In establishing the appropriate loss reserve balances for any period, management carefully considers these actuarial point estimates, which are the principal bases for establishing our reserve balances, along with a qualitative evaluation of business trends, environmental changes, and numerous other factors. In general, such additional factors may include, but are not limited to, improvement or deterioration of the actuarial indications in the period, the maturity of the accident year, trends observed over the recent past such as changes in the mix of business or the impact of regulatory or litigation developments, the level of volatility within a particular line of business, and the magnitude of the difference between the actuarial indication and the recorded reserves. Specific factors considered by management in determining the reserves at December 31, 2008 and 2007 included the current extent to which growth and product mix changes in our Commercial Lines segment have affected our ultimate loss trends, the significant growth in our Personal Lines new business in 2006 and related growth in a number of states, the significant improvement in personal lines frequency and severity trends the industry has experienced over the past couple of years which were unanticipated and remain to some extent unexplained, significant growth and product mix changes in our surety bond and inland marine businesses for which we have limited actuarial data to estimate ultimate losses, and the potential for adverse development in the workers’ compensation line, where losses tend to emerge over long periods of time and rising medical costs, while moderating, continue to be a concern. Additionally, management considered the likelihood of future adverse development related to significant catastrophe losses experienced in 2005 and 2008. Regarding our indirect business from voluntary and involuntary pools, we are provided loss estimates by managers of each pool. We adopt reserve estimates for the pools that consider this information and other facts. At December 31, 2008 and 2007, total recorded reserves were 4.9% and 5.2% greater than actuarially indicated point estimates, respectively. We exercise judgment in estimating all loss reserves based upon our knowledge of the property and casualty business, review of the outcome of actuarial studies, historical experience and other facts to record an estimate which reflects our expected ultimate loss and loss adjustment expenses. We believe that adequate provision has been made for loss reserves. However, establishment of appropriate reserves is an inherently uncertain process and there can be no certainty that current established reserves will prove adequate in light of subsequent actual experience. A significant change to the estimated reserves could have a material impact on our results of operations and financial position. An increase or decrease in reserve estimates would result in a corresponding decrease or increase in financial results. For example, each one percentage point change in the loss and LAE ratio resulting from a change in reserve estimation is currently projected to have an approximate $25 million impact on property and casualty segment income, based on 2008 full year premiums.

When trends emerge that we believe affect the future settlement of claims, we adjust our reserves accordingly (See Segment Results – Property and Casualty, Management’s Review of Judgments and Key Assumptions on pages 35 to 37 of this Form 10-K for further explanation of factors affecting our reserve estimates, our review process and our process for determining changes to our reserve estimates). Reserve adjustments are reflected in the Consolidated Statements of Income as adjustments to losses and loss adjustment expenses. Often, we recognize these adjustments in periods subsequent to the period in which the underlying loss event occurred. These types of subsequent adjustments are disclosed and discussed separately as “prior year reserve development”. Such development can be either favorable or unfavorable to our financial results. As discussed in “Segment Results – Property and Casualty, Management’s Review of Judgments and Key Assumptions” on pages 35 to 37 of this Form 10-K, estimated loss and LAE reserves for claims occurring in prior years, excluding those related to Hurricane Katrina, developed favorably by $159.0 million, $153.4 million, and $128.6 million for the years ended December 31, 2008, 2007 and 2006, respectively, which represents 7.2%, 6.9%, and 5.7% of net loss reserves held, respectively. Also in 2008, 2007 and 2006, net loss and loss adjustment reserves for Hurricane Katrina developed unfavorably by $7.4 million, $17.0 million and $48.6 million, respectively. See also “Analysis of Losses and Loss Adjustment Expenses Reserve Development” in Item 1-Business on pages 11 and 12 of this Form 10-K, for guidance related to the annual development of our loss and LAE reserves.

The major causes of material uncertainty relating to ultimate losses and loss adjustment expenses (“risk factors”) generally vary for each line of business, as well as for each separately analyzed component of the line of business. In some cases, such risk factors are explicit assumptions of the estimation method and in others, they are implicit. For example, a method may explicitly assume that a certain percentage of claims will close each year, but will implicitly assume that the legal interpretation of existing contract language will remain unchanged. Actual results will likely vary from expectations for each of these assumptions, resulting in an ultimate claim liability that is different from that being estimated currently. Some risk factors will affect more than one line of business. Examples include changes in claim department practices, changes in settlement patterns, regulatory and legislative actions, court actions, timeliness of claim reporting, state mix of claimants, and degree of claimant fraud. Additionally, there is also a higher degree of uncertainty due to growth in our newly acquired companies, for which we have limited historical claims experience. The extent of the impact of a risk factor will also vary by components within a line of business. Individual risk factors are also subject to interactions with other risk factors within line of business components. Thus, risk factors can have offsetting or compounding effects on required reserves.

We are also defendants in various litigation, including putative class actions, which dispute the scope or enforceability of the “flood exclusion”, claim punitive damages or claim a broader scope of policy coverage than our interpretation, all in connection with losses incurred from Hurricane Katrina. The reserves established with respect to Hurricane Katrina assume that we will prevail with respect to these matters (see Contingencies and Regulatory Matters – Litigation and Certain Regulatory Matters on pages 63 to 65 of this Form 10-K). Although we believe our current Hurricane Katrina reserves are adequate, there can be no assurance that our ultimate costs associated with this event will not substantially exceed these estimates.

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

The discount rate enables us to state expected future cash flows as a present value on the measurement date. We also use this discount rate in the determination of our pre-tax pension expense or benefit. A lower discount rate increases the present value of benefit obligations and increases pension expense. As of December 31, 2008, we determined our discount rate utilizing an independent yield curve which provides for a portfolio of high quality bonds that are expected to match the cash flows of our pension plan. Bond information used in the yield curve was provided by Standard and Poor’s and included only those rated AA- or better as of December 31, 2008. As of December 31, 2007, we utilized the Citigroup Pension Discount Curve. We changed yield curves in the current year as a result of the impact that the current sector weightings had on the Citigroup Pension Discount Curve, specifically the impact of a relative lack of financial sector issues at longer durations. At December 31, 2008, based upon our qualified plan assets and liabilities in relation to this discount curve, we increased our discount rate to 6.625%, from 6.375% at December 31, 2007.

To determine the expected long-term return on plan assets, we consider the historical mean returns by asset class for passive indexed strategies, as well as current and expected asset allocations and adjust for certain factors that we believe will have an impact on future returns. For the years ended December 31, 2008 and 2007, the expected rate of return on plan assets was 7.75% and 8.00%, respectively. Actual returns on plan assets in excess of these expected returns will generally reduce our net actuarial losses that are reflected in our accumulated other comprehensive income balance in shareholders’ equity, whereas actual returns on plan assets which are less than expected returns will generally increase our net actuarial losses that are reflected in accumulated other comprehensive income. These gains or losses are amortized into expense in future years.

Holding all other assumptions constant, sensitivity to changes in our key assumptions are as follows:

Discount Rate – A 25 basis point increase in discount rate would decrease our pension expense in 2009 by $1.7 million and decrease our projected benefit obligation by approximately $11.8 million. A 25 basis point reduction in the discount rate would increase our pension expense by $1.7 million and increase our projected benefit obligation by approximately $12.3 million.

Expected Return on Plan Assets – A 25 basis point increase or decrease in the expected return on plan assets would decrease or increase our pension expense in 2009 by $0.8 million.

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

OTHER SIGNIFICANT TRANSACTIONS

On November 28, 2008, we acquired AIX Holdings, Inc. for approximately $100 million, subject to various terms and conditions. AIX is a specialty property and casualty insurer that underwrites and manages program business, utilizing alternative risk transfer techniques. AIX generated gross written premiums of approximately $85 million in 2007.

On June 2, 2008, we completed the sale of our premium financing subsidiary, AMGRO Inc., to Premium Financing Specialists, Inc. In the second quarter, we recorded a gain of $11.1 million related to this sale, which is reflected in the Consolidated Statement of Income as part of Discontinued Operations.

On March 14, 2008, we acquired all of the outstanding shares of Verlan Holdings, Inc. for $29.0 million. Verlan Holdings, Inc. is a specialty company providing property insurance to small and medium-sized manufacturing and distribution companies that are highly protected fire risks, and which historically has generated annual written premium of approximately $18 million.

On October 16, 2007, our Board of Directors authorized a share repurchase program of up to $100 million. Under this repurchase authorization, we may repurchase our common stock from time to time, in amounts and prices and at such times as we deem appropriate, subject to market conditions and other considerations. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. As of February 20, 2009, we have repurchased approximately 1,384,764 shares at an aggregate cost of $60.2 million. In light of the current economic conditions, we have not repurchased shares since June 2008.

On September 14, 2007, we acquired all of the outstanding shares of Professionals Direct, Inc. for $23.2 million. Professionals Direct, Inc. is a Michigan-based holding company whose primary business is professional liability insurance for small and mid-sized law practices and generates annual written premium of approximately $30 million.

On August 3, 2007, the Commissioner of the Florida Office of Insurance Regulation issued a Consent Order which permitted us to non-renew our Florida homeowners insurance policies, beginning December 15, 2007, and continuing until all such policies were non-renewed. This occurred over the ensuing twelve months. Non-renewal of these policies affected policies which represented approximately $16 million in written premium. Florida agents whose customers were affected by such non-renewals were offered appointments with another company, which in turn offered to such customers’ new homeowners policies on substantially the same terms and rates as we had provided. Additionally, we have entered into an agreement with a Florida insurance carrier pursuant to which we are deemed “affiliated” with such insurance carrier such that we are not prohibited from continuing to write personal automobile insurance in Florida.

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

STATUTORY CAPITAL OF INSURANCE SUBSIDIARIES

The NAIC prescribes an annual calculation regarding risk based capital (“RBC”). RBC ratios for regulatory purposes, as described in the glossary, are expressed as a percentage of the capital required to be above the Authorized Control Level (the “Regulatory Scale”); however, in the insurance industry RBC ratios are widely expressed as a percentage of the Company Action Level. The following table reflects Total Adjusted Capital, the Company Action Level, the Authorized Control Level and RBC ratios for The Hanover Insurance Company, as of December 31, 2008 and December 31, 2007, expressed both on the Industry Scale (Total Adjusted Capital divided by the Company Action Level) and Regulatory Scale (Total Adjusted Capital divided by Authorized Control Level).

2008

(In millions, except ratios)	(1) Total Adjusted Capital	Company Action Level	Authorized Control Level	RBC Ratio Industry Scale	RBC ratio Regulatory Scale
The Hanover Insurance Company	$1,537.6	$460.9	$230.5	334%	667%

(1)	Includes $638.3 million related to its subsidiary, Citizens.

2007

(In millions, except ratios)	(1) Total Adjusted Capital	Company Action Level	Authorized Control Level	RBC Ratio Industry Scale	RBC Ratio Regulatory Scale
The Hanover Insurance Company	$1,666.4	$488.2	$244.1	341%	683%

(1)	Includes $737.1 million related to its subsidiary, Citizens.

The total adjusted statutory capital position of Hanover Insurance decreased during 2008, from $1.7 billion at

December 31, 2007 to $1.5 billion at December 31, 2008. This decrease is primarily due to the $166 million dividend paid to THG in the fourth quarter of 2008, an increase in the additional minimum pension liability associated primarily with our qualified defined benefit pension plan, and unrealized losses. These decreases were partially offset by improved underwriting results and a $76 million capital contribution from THG declared in December 2008.

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

In the first quarter of 2008, a dividend of $17 million was declared and paid by FAFLIC, while in the fourth quarter of 2008, a $166 million dividend was declared and paid by our property and casualty business, both of which provided additional cash and securities to the holding company. We declared no dividends from our property and casualty businesses to the holding company in 2007 or 2006. Additional dividends from our property and casualty insurance subsidiaries prior to September 2009 would be considered “extraordinary” and would require prior approval from the respective state regulators. In 2006, the Division approved a dividend from FAFLIC of $40 million effective December 31, 2006, which was paid to the holding company in 2007. Dividends were paid in 2006 in connection with the 2005 sale of the variable life insurance and annuity business to Goldman Sachs. The dividends included both a cash dividend from FAFLIC of $48.6 million, including the $8.6 million ceding commission related to the reinsurance of 100% of FAFLIC’s variable life insurance and annuity business, and the distribution of other non-insurance subsidiaries, from which the holding company received an additional $15.4 million of funds.

Additionally, in connection with the sale of FAFLIC to Commonwealth Annuity on January 2, 2009, the Division approved a net dividend from FAFLIC to THG, which totaled approximately $130 million. This dividend consisted primarily of property and equipment, which was subsequently purchased by Hanover Insurance from THG at fair value.

Sources of cash for our insurance subsidiaries primarily include premiums collected, investment income and maturing investments. Primary cash outflows are paid claims, losses and loss adjustment expenses, policy acquisition expenses, other underwriting expenses and investment purchases. Cash outflows related to claims, losses and loss adjustment expenses can be variable because of uncertainties surrounding settlement dates for liabilities for unpaid losses and because of the potential for large losses either individually or in the aggregate. We periodically adjust our investment policy to respond to changes in short-term and long-term cash requirements.

Net cash provided by operating activities was $209.5 million, $73.3 million and $41.8 million for the three years ended December 31, 2008, 2007 and 2006, respectively. The $136.2 million increase in cash provided by operating activities primarily resulted from cash received related to a commutation of a block of our accident and health voluntary pools, lower contributions to our qualified defined benefit pension plan during 2008 and from lower federal income tax payments made in 2008. The $31.5 million increase in cash provided by operating activities in 2007 compared to 2006 primarily resulted from higher net written premium in our property and casualty business. In addition, lower payments in 2007 associated with Hurricane Katrina also contributed to the increase in cash from operations. These increases were partially offset by increased non-Hurricane Katrina loss and loss adjustment expense payments.

Net cash provided by investing activities was $189.2 million in 2008 as compared to net cash used of $72.3 million in 2007 and $97.9 million in 2006. During 2008, cash was primarily provided by net sales and maturities of fixed maturity securities. Due to the uncertainty in the capital markets, we held a high level of cash and cash equivalents during the fourth quarter. Partially offsetting this increase was cash payments made in connection with the acquisitions of AIX Holdings, Inc. and Verlan Holdings, Inc. During 2007, we used cash primarily to fund net purchases of fixed maturity securities, resulting from improved underwriting results in our property and casualty business, partially offset by the run-off of our Life Companies’ operations. Additionally, in 2007, we purchased Professionals Direct, Inc. In 2006, approximately $69 million of the cash provided resulted from proceeds received from the sale of our variable life insurance and annuity business and Financial Profiles, Inc. Additionally, we received cash in 2006 from collections related to mortgage loans.

Net cash used in financing activities was $144.6 million, $98.3 million and $468.5 million in 2008, 2007 and 2006, respectively. During 2008, cash used in financing activities primarily resulted from net repurchases of $58.5 million of treasury stock, $50.6 million of net repayments related to our securities lending program, $23.0 million in dividends paid to shareholders and $21.0 million related to the maturity of a trust instrument supported by a funding obligation. During 2007, cash used in financing activities resulted from a net repayment of $101.0 million related to our securities lending program and dividend payments of $20.8 million, partially offset by $23.8 million of proceeds from option exercises. Cash used in 2006 was primarily due to the maturity of certain long-term funding agreements in our Life Companies segment and to fund our share repurchase program, in which we repurchased 4.0 million shares at an aggregate cost of approximately $200 million.

At December 31, 2008, THG, as a holding company, held $264.4 million of fixed maturities and cash, which includes $42.2 million of trust preferred capital securities of a THG affiliated entity that have a face value of $52.0 million, and thus are not available to meet liquidity requirements. We believe our holding company assets are sufficient to meet our future obligations, which currently consist primarily of interest on both our senior debentures and our junior subordinated debentures, and our dividend to shareholders as discussed below. We also expect that the holding company may be required to make payments in 2009 related to indemnification of liabilities associated with the sale of various subsidiaries. We currently do not expect that it will be necessary to dividend funds from our insurance subsidiaries in order to fund 2009 holding company obligations. In 2008, we paid an annual dividend of forty-five cents per share to our shareholders totaling $23.0 million. We believe that our holding company assets are sufficient to provide for future shareholder dividends should the Board of Directors declare them.

The sale of FAFLIC provided net cash to the holding company of approximately $223.0 million as follows:

Proceeds from sale of in-kind dividended assets to Hanover Insurance	$136.3

Additional pre-close contributions to FAFLIC	(6.5)

Gross proceeds from Commonwealth Annuity	105.8

Net cost related to exchange of investments between Hanover Insurance and FAFLIC	(6.7)

Transaction costs	(3.9)

Estimated indemnification payments within one year	(2.0)

Total cash from the sale of FAFLIC and related intercompany settlements	$223.0

Including the aforementioned FAFLIC Sale transactions, the majority of which settled just subsequent to December 31, 2008, the aforementioned $42.2 million of trust preferred capital securities and a $76.3 million capital contribution provided to Hanover Insurance in January 2009, our holding company cash would have been $411.1 million. We expect to continue to generate sufficient positive operating cash to meet all short-term and long-term cash requirements, including the funding of our qualified defined benefit pension plan. Based on current law, we are required to contribute $13.5 million in 2009. Based upon December 31, 2008 values and taking into consideration recent government relief actions associated with pension plan funding, we may be required to make significant cash contributions to our qualified defined benefit pension plan for several years beginning in 2010, which we currently estimate to range from approximately $30 million to $40 million annually. Effective January 1, 2008, Hanover Insurance assumed FAFLIC’s responsibilities as the common employer of all employees of the holding company and its subsidiaries and as such, the funding of these plans is now the responsibility of Hanover Insurance.

Our insurance subsidiaries maintain a high degree of liquidity within their respective investment portfolios in fixed maturity and short-term investments. Recently, the financial markets have experienced unprecedented declines in value, including many securities currently held by THG and its subsidiaries. We believe that recent and ongoing government actions, including The Emergency Economic Stabilization Act of 2008, the 2009 American Recovery and Reinvestment Act and other U.S. and global government programs and the quality of the assets we hold will allow us to realize these securities’ anticipated long-term economic value. Furthermore, as of December 31, 2008, we had the intent and ability to retain such investments for the period of time anticipated to allow for this expected recovery in fair value. We do not anticipate the need to sell these securities to meet our insurance subsidiaries’ cash requirements. We expect our insurance subsidiaries to generate sufficient operating cash to meet all short-term and long-term cash requirements. However, there can be no assurance that unforeseen business needs or other items will not occur causing us to have to sell securities before their values fully recover; thereby causing us to recognize additional impairment charges in that time period.

On October 16, 2007, our Board of Directors authorized a share repurchase program of up to $100 million.

Under this repurchase authorization, we may repurchase our common stock from time to time, in amounts and prices and at such times as we deem appropriate, subject to market conditions and other considerations. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. Through December 31, 2008, we repurchased approximately 1.4 million shares for a cost of approximately $60 million. We have not purchased any shares since June 2008. We may repurchase shares under this program in future periods upon the stabilization of the financial markets and when management deems appropriate. From time to time we may also repurchase senior debt or capital securities on an opportunistic basis. Through December 31, 2008, we have repurchased $42.2 million of trust preferred securities of an affiliated entity, which have a face value of $52.0 million.

In June 2007, we entered into a $150.0 million committed syndicated credit agreement which expires in June 2010. Borrowings, if any, under this agreement are unsecured and incur interest at a rate per annum equal to, at our option, a designated base rate or the Eurodollar rate plus applicable margin. The agreement provides covenants, including, but not limited to, maintaining a certain level of equity and an RBC ratio in our primary property and casualty companies of at least 175% (based on the Industry Scale). We are in compliance with the covenants of this agreement. We had no borrowings under this line of credit during 2008 and prior. Additionally, we had no commercial paper borrowings as of December 31, 2008 and we do not anticipate utilizing commercial paper in 2009.

Our financing obligations generally include repayment of our senior debentures and junior subordinated debentures and operating lease payments. The following table represents our annual payments related to the principal payments of these financing obligations as of December 31, 2008 and operating lease payments reflect expected cash payments based upon lease terms. In addition, we also have included our estimated payments related to our policy and claim reserves and our current expectation of payments to be made to support the obligations of our benefit plans. Actual payments may differ from the contractual and/or estimated payments in the table.

December 31, 2008 (In millions)	Maturity less than 1 year	Maturity 1-3 years	Maturity 4-5 years	Maturity in excess of 5 years	Total
Long-term debt (1)	$4.0	$3.1	$15.5	$508.8	$531.4
Interest associated with long-term debt (1)	42.0	83.6	82.3	525.3	733.2
Operating lease commitments (2)	12.5	16.3	5.7	1.4	35.9
Qualified pension plan funding obligations (3)	13.5	68.0	71.0	73.0	225.5
Non-qualified pension and post-retirement benefit obligations (4)	8.6	16.8	16.1	38.4	79.9
Investment commitments	—	10.0	—	—	10.0
Loss and LAE obligations (5)	1,346.7	920.8	411.8	522.0	3,201.3

(1)	Long-term debt includes our senior debentures due in 2025, which pay annual interest at a rate of 7 5/8%, and our junior subordinated debentures due in 2027, which pay cumulative dividends at an annual rate of 8.207%. Payments related to the principal amount for both of these agreements are expected to be made at the end of the respective debt agreements. We hold two additional junior subordinated debentures, of which one pays cumulative dividends at an annual rate of 7.785% until 2010 and changes to LIBOR plus 3.625% through maturity in 2035. Payment related to the principal amount of this agreement is expected to be made in 2010. The other junior subordinated debentures pay cumulative dividends at an annual rate of 8.37% on two-thirds of the securities, while dividend payments on one-third of the securities is based on the three-month LIBOR plus 3.70%. Payment related to the principal amount of this agreement is expected to be made in 2012. Additionally, our debt includes our surplus notes due in 2034, which pay quarterly interest at a rate of the three month LIBOR plus 4.25%, subject to a maximum interest rate of 12.5% until May 24, 2009. Payment related to the principal amount of this agreement is expected to be made in 2009, subject to the approval of the New York Department of Insurance.
(2)	Our insurance subsidiaries are lessees with a number of operating leases.
(3)	Qualified pension plan funding obligations represent estimated amounts necessary to be contributed to the plan to satisfy minimum funding obligations in accordance with the Employee Retirement Income Security Act of 1974. These payments have been estimated until final payment of all plan benefits. Additional contributions may be required based on the level of pension assets and liabilities in future periods. These estimated payments are based on several assumptions, including, but not limited to, the rate of return on plan assets, the discount rate for benefit obligations, mortality experience, and interest crediting rates. Differences between actual plan experience and our assumptions are likely and will result in changes to our minimum funding obligations in future periods.
(4)	Non-qualified pension and postretirement benefit obligations reflect estimated payments to be made through plan year 2018 for pension, postretirement and postemployment benefits. Estimates of these payments and the payment patterns are based upon historical experience.
(5)	Unlike many other forms of contractual obligations, loss and LAE reserves do not have definitive due dates and the ultimate payment dates are subject to a number of variables and uncertainties. As a result, the total loss and LAE reserve payments to be made by period, as shown above, are estimates based principally on historical experience.

OTHER MATTERS

We have a qualified defined benefit pension plan and several non-qualified pension plans that were frozen as of January 1, 2005. Several factors and assumptions affect the amount of costs associated with the plans and contributions required to be provided to the trust for the qualified plan, including, among others, assumed long-term rates of return on plan assets.

To determine the expected long-term return on plan assets, we consider the historical mean returns by asset class for passive indexed strategies, as well as current and expected asset allocations and adjust for certain factors that we believe will have an impact on future returns. Actual returns on plan assets in any given year seldom result in the achievement of the expected rate of return on assets. Actual returns that are in excess of these expected returns will generally reduce the net actuarial losses that are reflected in our accumulated other comprehensive income balance in shareholders’ equity, whereas actual returns on plan assets which are less than expected returns will generally increase our net actuarial losses that are reflected in accumulated other comprehensive income. These gains or losses are amortized into expense in future years.

Expenses related to these plans are generally calculated based upon information available at the beginning of the plan year. For 2008, our pre-tax expense related to our defined benefit plans was $0.1 million. The assets held by the qualified benefit plan are subject to the current global economic crisis (see Investment Portfolio on pages 46 to 51 of this Form 10-K). These investment assets have generated significant levels of negative returns during 2008. The market decline in 2008 resulted in actual returns of plan investments totaling approximately $90 million of losses related to our qualified plan. These losses, compounded by a long-term return assumption of 7.75%, partially offset by a slightly higher discount rate than that of the prior year, resulted in increased actuarial losses as of December 31, 2008 of approximately $128 million, which are reflected in our Accumulated Other Comprehensive Income. This increase in actuarial losses will be amortized into expense in future years and will result in pension related expenses in 2009 that are significantly higher than our costs in 2008. Accordingly, we expect our pre-tax pension expense to increase by approximately $34.6 million in 2009, from $0.1 million in 2008 to $34.7 million in 2009.

Funding shortages are another impact that the severe decline in market values will have on companies that have defined benefit plans. The decline in pension asset values is expected to cause severe underfunded positions as of January 1, 2009 for many companies, who have sought and received recently, government relief associated with the funding aspect of their plans. We have traditionally funded our qualified benefit plan based upon at least the ERISA minimum level. This results in an estimated minimum funding requirement of $13.5 million during 2009. Subsequent to 2009 and as discussed in “Liquidity and Capital Resources” on pages 60 to 62 of this Form 10-K, we expect the funding for our qualified plan to increase significantly in order to maintain what management deems to be appropriate funding levels in light of the current economic environment.

OFF-BALANCE SHEET ARRANGEMENTS

We currently do not have any material off-balance sheet arrangements that are reasonably likely to have an effect on our financial position, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources.

CONTINGENCIES AND REGULATORY MATTERS

LITIGATION AND CERTAIN REGULATORY MATTERS

Durand Litigation

On March 12, 2007, a putative class action suit captioned Jennifer A. Durand v. The Hanover Insurance Group, Inc., The Allmerica Financial Cash Balance Pension Plan was filed in the United States District Court for the Western District of Kentucky. The named plaintiff, a former employee who received a lump sum distribution from our Cash Balance Plan at or about the time of her termination, claims that she and others similarly situated did not receive the appropriate lump sum distribution because in computing the lump sum, we understated the accrued benefit in the calculation. We filed a motion to dismiss on the basis that the plaintiff failed to exhaust administrative remedies, which motion was granted without prejudice in a decision dated November 7, 2007. Plaintiff filed a Notice of Appeal of this dismissal to the United States Court of Appeals for the Sixth Circuit; oral arguments on the plaintiff’s appeal took place on October 28, 2008, and we are awaiting the court’s decision. In our judgment, the outcome is not expected to be material to our financial position, although it could have a material effect on the results of operations for a particular quarter or annual period.

Hurricane Katrina Litigation

We have been named as a defendant in various litigations, including putative class actions, relating to disputes arising from damages which occurred as a result of Hurricane Katrina in 2005. As of December 31, 2008, there were approximately 145 such cases. These cases have been filed in both Louisiana state courts and federal district courts. These cases generally involve, among other claims, disputes as to the amount of reimbursable claims in particular cases (e.g. how much of the damage to an insured property is attributable to flood and therefore not covered, and how much is attributable to wind, which may be covered), as well as the scope of insurance coverage under homeowners and commercial property policies due to flooding, civil authority actions, loss of landscaping, business interruption and other matters. Certain of these cases claim a breach of duty of good faith or violations of Louisiana insurance claims handling laws or regulations and involve claims for punitive or exemplary damages.

On August 23, 2007, the State of Louisiana (individually and on behalf of the State of Louisiana, Division of Administration, Office of Community Development) filed a putative class action in the Civil District Court for the Parish of Orleans, State of Louisiana, entitled State of Louisiana, individually and on behalf of State of Louisiana, Division of Administration, Office of Community Development ex rel The Honorable Charles C. Foti, Jr., The Attorney General For the State of Louisiana, individually and as a class action on behalf of all recipients of funds as well as all eligible and/or future recipients of funds through The Road Home Program v. AAA Insurance, et al., No. 07-8970. The complaint named as defendants over 200 foreign and domestic insurance carriers, including us. Plaintiff seeks to represent a class of current and former Louisiana citizens who have applied for and received or will receive funds through Louisiana’s “Road Home” program. On August 29, 2007, Plaintiff filed an Amended Petition in this case, asserting myriad claims, including claims for breach of: contract, the implied covenant of good faith and fair dealing, fiduciary duty and Louisiana’s bad faith statutes. Plaintiff seeks relief in the form of, among other things, declarations that (a) the efficient proximate cause of losses suffered by putative class members was windstorm, a covered peril under their policies; (b) the second efficient proximate cause of their losses was storm surge, which Plaintiff contends is not excluded under class members’ policies; (c) the damage caused by water entering affected parishes of Louisiana does not fall within the definition of “flood”; (d) the damages caused by water entering Orleans Parish and the surrounding area was a result of a man-made occurrence and are properly covered under class members’ policies; (e) many class members suffered total losses to their residences; and (f) many class members are entitled to recover the full value for their residences stated on their policies pursuant to the Louisiana Valued Policy Law. In accordance with these requested declarations, Plaintiff seeks to recover amounts that it alleges should have been paid to policyholders under their insurance agreements, as well as penalties, attorneys’ fees, and costs. The case has been removed to the Federal District Court for the Eastern District of Louisiana.

We have established our loss and LAE reserves on the assumption that we will not have any liability under the “Road Home” or similar litigation, and that we will otherwise prevail in litigation as to the causes of certain large losses and not incur extra contractual or punitive damages.

Other Matters

We have been named a defendant in various other legal proceedings arising in the normal course of business, including two suits with respect to which we are obligated to indemnify Commonwealth Annuity and Goldman Sachs in connection with the sale in 2005 of our variable life insurance and annuity business, which challenge our former Life Companies’ imposition of certain restrictions on trading funds invested in separate accounts.

Regulatory and Industry Developments

Unfavorable economic conditions may contribute to an increase in the number of insurance companies that are under regulatory supervision. This may result in an increase in mandatory assessments by state guaranty funds, or voluntary payments by solvent insurance companies to cover losses to policyholders of insolvent or rehabilitated companies. Mandatory assessments, which are subject to statutory limits, can be partially recovered through a reduction in future premium taxes in some states. We are not able to reasonably estimate the potential impact of any such future assessments or voluntary payments.

Over the past three years, state-sponsored insurers, reinsurers or involuntary pools have increased significantly, particularly those states which have Atlantic or Gulf Coast exposures. As a result, the potential assessment exposure of insurers doing business in such states and the attendant collection risks have increased, particularly, in our case, in the states of Massachusetts,

Louisiana and Florida. Such actions and related regulatory restrictions may limit our ability to reduce the potential exposure to hurricane related losses. It is possible that other states may take action similar to those taken in the state of Florida, which has significantly restricted the ability to raise rates on homes and other properties, authorized a state-sponsored insurer of last resort to compete with private insurers, mandated the use of certain state sponsored reinsurance mechanisms, and subjected insurers writing business in the state to significant assessments in the event such state sponsored entities are unable to fund claims against them. At this time, we are unable to predict the likelihood or impact of any such potential assessments or other actions.

In February 2009, the Governor of Michigan called upon every automobile insurer operating in the state to freeze personal automobile insurance rates for 12 months to allow time for the legislature to enact comprehensive automobile insurance reform. In addition, she endorsed a number of proposals by her appointed Automobile and Home Insurance Consumer Advocate which would, among other things, change the current rate approval process from the current “file and use” system to “prior approval”, mandate “affordable” rates, reduce the threshold for lawsuits to be filed in “at fault” incidents, and prohibit the use of certain underwriting criteria such as credit scores. The Office of Financial and Insurance Regulation had previously issued regulations prohibiting the use of credit scores to rate personal lines insurance policies, which regulations are the subject of litigation which is expected to be reviewed by the Michigan Supreme Court. At this time, we are unable to predict the likelihood of adoption or impact on our business of any such proposals or regulations, but any such restrictions could have an adverse effect on our results of operations.

From time to time, proposals have been made to establish a federal based insurance regulatory system and to allow insurers to elect either federal or state-based regulation (“optional federal chartering”). In light of the current economic crisis and the focus on increased regulatory controls, particularly with regard to financial institutions, we expect renewed interest in such proposals. We cannot predict the impact that any such change will have on our business.

In addition, we are involved, from time to time, in investigations and proceedings by governmental and self-regulatory agencies. The potential outcome of any such action or regulatory proceedings in which we have been named a defendant, and our ultimate liability, if any, from such action or regulatory proceedings, is difficult to predict at this time. In our opinion, based on the advice of legal counsel, the ultimate resolutions of such proceedings will not have a material effect on our financial position, although they could have a material effect on the results of operations for a particular quarter or annual period.

Residual Markets

We are required to participate in residual markets in various states, which generally pertain to high risk insureds, disrupted markets or lines of business or geographic areas where rates are regarded as excessive. The results of the residual markets are not subject to the predictability associated with our own managed business, and are significant to the workers’ compensation line of business, the homeowners line of business and both the personal and commercial automobile lines of business.

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

The following tables provide information about our property and casualty companies and debt ratings at December 31, 2006, 2007 and 2008.

A.M. Best’s Ratings

End of Year Rating	December 2006	December 2007	December 2008
Financial Strength Ratings

Property and Casualty Companies	A- (Excellent) with stable outlook	A- (Excellent) with positive outlook	A- (Excellent) with positive outlook
Debt Ratings

Senior Debt	bbb- (Adequate) with stable outlook	bbb- (Adequate) with positive outlook	bbb- (Adequate) with positive outlook

Capital Securities	bb (Speculative) with stable outlook	bb (Speculative) with positive outlook	bb (Speculative) with positive outlook

Short-term Debt	Not Rated	Not Rated	Not Rated

Standard & Poor’s Ratings

End of Year Rating	December 2006	December 2007	December 2008
Financial Strength Ratings

Property and Casualty Companies	BBB+ (Good) with positive outlook	BBB+ (Good) with positive outlook	A- (Strong) with stable outlook
Debt Ratings

Senior Debt	BB+ (Marginal) with positive outlook	BB+ (Marginal) with positive outlook	BBB- (Good) with stable outlook

Capital Securities	B+ (Weak) with positive outlook	B+ (Weak) with positive outlook	BB- (Marginal) with stable outlook

Moody’s Ratings

End of Year Rating	December 2006	December 2007	December 2008
Financial Strength Ratings

Property and Casualty Companies	Baa1 (Adequate) with positive outlook	Baa1 (Adequate) with positive outlook	A3 (Good) with stable outlook
Debt Ratings

Senior Debt	Ba1 (Questionable) with positive outlook	Ba1 (Questionable) with positive outlook	Baa3 (Adequate) with stable outlook

Capital Securities	Ba2 (Questionable) with positive outlook	Ba2 (Questionable) with positive outlook	Ba1 (Questionable) with stable outlook

Short-term Debt	NP (Not Prime)	NP (Not Prime)	Prime-3 (Acceptable)

RISKS AND FORWARD-LOOKING STATEMENTS

Information regarding risk factors and forward-looking information appears in Part I—Item 1A on pages 17 to 20 of this Annual Report on Form 10-K for the fiscal year ended December 31, 2008. This Management’s Discussion and Analysis should be read and interpreted in light of such factors.

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

Specialty Lines – A major component of our Other Commercial Lines, includes products such as inland and ocean marine, bond, specialty property, professional liability and various other program business.

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

ITEM 7A–QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to “Market Risk and Risk Management Policies” on pages 51 to 54 of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K.

ITEM 8–FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Hanover Insurance Group, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of The Hanover Insurance Group, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded the acquisition of AIX Holdings, Inc., which was completed on November 28, 2008, from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2008. We have also excluded the acquisition of AIX Holdings, Inc. from our audit of internal control over financial reporting. The total asset and total revenues constitute approximately $350 million or 3.8% and $5.5 million or less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2008.

PricewaterhouseCoopers LLP

Boston, Massachusetts

February 27, 2009

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31	2008	2007	2006
(In millions, except per share data)
Revenues
Premiums	$2,484.9	$2,372.0	$2,219.2
Net investment income	258.7	247.0	228.5
Net realized investment losses	(97.8)	(0.9)	(0.2)
Fees and other income	34.6	56.0	57.9

Total revenues	2,680.4	2,674.1	2,505.4

Benefits, losses and expenses
Policy benefits, claims, losses and loss adjustment expenses	1,626.2	1,457.4	1,387.1
Policy acquisition expenses	556.2	523.6	476.4
Other operating expenses	333.6	351.6	370.9

Total benefits, losses and expenses	2,516.0	2,332.6	2,234.4

Income before federal income taxes	164.4	341.5	271.0

Federal income tax expense
Current	17.5	30.1	54.3
Deferred	62.4	83.1	32.9

Total federal income tax expense	79.9	113.2	87.2

Income from continuing operations	84.5	228.3	183.8
Discontinued operations (Notes X and X):
(Loss) income from operations of discontinued FAFLIC business (net of income tax (expense) benefit of $(4.6), $4.0, $(0.5) in 2008, 2007 and 2006), including loss on assets held-for-sale of $(77.3) in 2008	(84.8)	10.9	7.9
Income (loss) from operations of discontinued variable life insurance and annuity business (net of income tax benefit of $2.9, $12.8 and $2.9 in 2008, 2007 and 2006), including gain (loss) on disposal of $8.7, $7.9, ($29.8) in 2008, 2007 and 2006	11.3	13.1	(29.8)
Income from the operations of AMGRO (net of tax benefit of $1.3 in 2008), including gain on disposal of $11.1 in 2008	10.1	—	—
Other discontinued operations	(0.5)	0.8	7.8

Income before cumulative effect of change in accounting principle	20.6	253.1	169.7
Cumulative effect of change in accounting principle	—	—	0.6

Net income	$20.6	$253.1	$170.3

Earnings per common share:
Basic:
Income from continuing operations	$1.65	$4.42	$3.57
Discontinued operations:
(Loss) income from operations of discontinued FAFLIC business (net of income tax (expense) benefit of $(0.09), $0.08, $(0.01) in 2008, 2007 and 2006), including loss on assets held-for-sale of $(1.51) in 2008	(1.66)	0.21	0.15
Income (loss) from operations of discontinued variable life insurance and annuity business (net of income tax benefit of $0.06, $0.25 and $0.06 in 2008, 2007 and 2006), including gain (loss) on disposal of $0.17, $0.15, $(0.57) in 2008, 2007 and 2006	0.22	0.25	(0.57)
Income from the operations of AMGRO (net of tax benefit of $0.02 in 2008), including gain on disposal of $0.22 in 2008	0.20	—	—
Other discontinued operations	(0.01)	0.02	0.15

Income before cumulative effect of change in accounting principle	0.40	4.90	3.30
Cumulative effect of change in accounting principle	—	—	0.01

Net income per share	$0.40	$4.90	$3.31

Weighted average shares outstanding	51.3	51.7	51.5

Diluted:
Income from continuing operations	$1.63	$4.36	$3.53
Discontinued operations:
(Loss) income from operations of discontinued FAFLIC business (net of income tax (expense) benefit of $(0.09), $0.08, $(0.01) in 2008, 2007 and 2006), including loss on assets held-for-sale of $(1.49) in 2008	(1.64)	0.21	0.15
Income (loss) from operations of discontinued variable life insurance and annuity business (net of income tax benefit of $0.05 $0.24 and $0.06 in 2008, 2007 and 2006), including gain (loss) on disposal of $0.17, $0.15, $(0.57) in 2008, 2007 and 2006	0.22	0.25	(0.57)
Income from the operations of AMGRO (net of tax benefit of $0.02 in 2008), including gain on disposal of $0.21 in 2008	0.20	—	—

FOR THE YEARS ENDED DECEMBER 31	2008	2007	2006
(In millions, except per share data)
Other discontinued operations	(0.01)	0.01	0.15

Income before cumulative effect of change in accounting principle	0.40	4.83	3.26
Cumulative effect of change in accounting principle	—	—	0.01

Net income per share	$0.40	$4.83	$3.27

Weighted average shares outstanding	51.7	52.4	52.2

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31	2008	2007
(In millions, except share data)
Assets
Investments:
Fixed maturities at fair value (amortized cost of $4,468.0 and $4,585.7)	$4,205.8	$4,584.8
Equity securities at fair value (cost of $55.7 and $37.5)	47.7	44.6
Mortgage loans	31.1	41.2
Other long-term investments	18.4	30.7

Total investments	4,303.0	4,701.3

Cash and cash equivalents	416.9	210.6
Accrued investment income	53.0	53.3
Premiums, accounts and notes receivable, net	578.5	626.7
Reinsurance receivable on paid and unpaid losses, benefits and unearned premiums	1,130.3	1,067.3
Deferred policy acquisition costs	266.7	246.8
Deferred federal income taxes	285.8	300.8
Goodwill	169.9	126.0
Other assets	315.7	309.6
Assets held-for-sale	1,710.4	2,173.2

Total assets	9,230.2	$9,815.6

Liabilities
Policy liabilities and accruals:
Outstanding claims, losses and loss adjustment expenses	$3,243.8	$3,165.9
Unearned premiums	1,246.3	1,155.9
Other policy liabilities	1.8	1.9

Total policy liabilities and accruals	4,491.9	4,323.7

Expenses and taxes payable	630.8	633.6
Reinsurance premiums payable	61.3	44.9
Long-term debt	531.4	511.9
Liabilities held-for-sale	1,627.6	2,002.5

Total liabilities	7,343.0	7,516.6

Commitments and contingencies (Notes 17 and 21)
Shareholders’ Equity
Preferred stock, $0.01 par value, 20.0 million shares authorized, none issued	—	—
Common stock, $0.01 par value, 300.0 million shares authorized, 60.5 million shares issued	0.6	0.6
Additional paid-in capital	1,803.8	1,822.6
Accumulated other comprehensive loss	(384.8)	(20.4)
Retained earnings	949.8	946.9
Treasury stock at cost (9.6 million and 8.7 million shares)	(482.2)	(450.7)

Total shareholders’ equity	1,887.2	2,299.0

Total liabilities and shareholders’ equity	$9,230.2	$9,815.6

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31	2008	2007	2006
(In millions)
Preferred Stock
Balance at beginning and end of year	$—	$—	$—

Common Stock
Balance at beginning and end of year	0.6	0.6	0.6

Additional Paid-in Capital
Balance at beginning of year	1,822.6	1,814.3	1,785.1
Tax benefit from stock options and other	0.6	2.5	8.1
Employee and director stock-based awards	(19.4)	5.8	21.1

Balance at end of year	1,803.8	1,822.6	1,814.3

Accumulated Other Comprehensive Loss
Net Unrealized Appreciation (Depreciation) on Investments and Derivative Instruments:
Balance at beginning of year	5.5	(9.0)	9.9
Net (depreciation) appreciation during the period:
Net (depreciation) appreciation on available-for-sale securities and derivative instruments	(284.3)	16.7	(23.5)
Benefit (provision) for deferred federal income taxes	2.7	(2.2)	4.6

	(281.6)	14.5	(18.9)

Balance at end of year	(276.1)	5.5	(9.0)

Defined Benefit Pension and Postretirement Plans:
Balance at beginning of year	(25.9)	(30.9)	(69.4)
Decrease in minimum pension liability	—	—	59.4
Amounts arising in the period	(123.8)	0.2	—
Amortization during the period:
Amount recognized as net periodic benefit cost	(3.6)	7.4	—
Adjustment to initially apply Statement No. 158	—	—	(0.2)
Benefit (provision) for deferred federal income taxes	44.6	(2.6)	(20.7)

	(82.8)	5.0	38.5

Balance at end of year	(108.7)	(25.9)	(30.9)

Total accumulated other comprehensive loss	(384.8)	(20.4)	(39.9)

Retained Earnings
Balance at beginning of year, before cumulative effect of accounting change, net of tax	946.9	712.0	589.8
Cumulative effect of accounting change, net of tax	—	11.5	—

Balance at beginning of year, as adjusted	946.9	723.5	589.8
Net income	20.6	253.1	170.3
Dividends to shareholders	(23.0)	(20.8)	(15.4)
Treasury stock issued for less than cost	(9.7)	(13.7)	(33.0)
Recognition of share-based compensation	15.0	4.8	0.3

Balance at end of year	949.8	946.9	712.0

Treasury Stock
Balance at beginning of year	(450.7)	(487.8)	(364.7)
Shares purchased at cost	(58.5)	(1.6)	(200.2)
Net shares reissued at cost under employee stock-based compensation plans	27.0	38.7	77.1

Balance at end of year	(482.2)	(450.7)	(487.8)

Total shareholders’ equity	$1,887.2	$2,299.0	$1,999.2

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31	2008	2007	2006
(In millions)
Net income	$20.6	$253.1	$170.3
Other comprehensive (loss) income:
Available-for-sale securities:
Net (depreciation) appreciation during the period	(284.9)	16.9	(24.6)
Benefit (provision) for deferred federal income taxes	2.9	(2.3)	5.0

Total available-for-sale securities	(282.0)	14.6	(19.6)

Derivative instruments:
Net appreciation (depreciation) during the period	0.6	(0.2)	1.1
(Provision) benefit for deferred federal income taxes	(0.2)	0.1	(0.4)

Total derivative instruments	0.4	(0.1)	0.7

	(281.6)	14.5	(18.9)

Pension and postretirement benefits:
Amounts arising in the period:
Net actuarial loss	(126.9)	(19.7)	—
Prior service cost	3.1	19.9	—

Total amounts arising in the period	(123.8)	0.2	—
Amortization recognized as net periodic pension and postretirement (cost) benefit:
Net actuarial loss	3.0	12.4	—
Prior service cost	(4.9)	(3.3)	—
Transition asset	(1.7)	(1.7)	—

Total amortization recognized as net periodic pension and postretirement (cost) benefit	(3.6)	7.4	—

(Decrease) increase in pension and postretirement benefits	(127.4)	7.6	—
Decrease in additional minimum pension liability	—	—	59.2
Benefit (provision) for deferred federal income taxes	44.6	(2.6)	(20.7)

Total pension and postretirement benefits	(82.8)	5.0	38.5

Other comprehensive (loss) income	(364.4)	19.5	19.6

Comprehensive (loss) income	$(343.8)	$272.6	$189.9

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31	2008	2007	2006
(In millions)
Cash Flows From Operating Activities
Net income	$20.6	$253.1	$170.3
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on disposal of variable life insurance and annuity business	(11.3)	(7.9)	29.8
Loss on sale of First Allmerica Financial Life Insurance Company	77.3	—	—
Gain on sale of AMGRO, Inc.	(11.1)	—	—
Loss (gain) from other discontinued operations	0.5	(0.8)	(7.8)
Net realized investment losses (gains)	112.2	(1.5)	4.3
Net amortization and depreciation	15.1	18.9	21.4
Stock-based compensation expense	11.6	15.5	17.3
Deferred federal income taxes	53.7	88.4	65.0
Change in deferred acquisition costs	(10.5)	(16.1)	(25.3)
Change in premiums and notes receivable, net of reinsurance payable	75.0	(39.1)	(114.8)
Change in accrued investment income	3.1	0.3	4.2
Change in policy liabilities and accruals, net	(156.8)	(91.7)	(328.7)
Change in reinsurance receivable	116.7	(8.3)	266.8
Change in expenses and taxes payable	(103.2)	(141.1)	(56.4)
Other, net	16.6	3.6	(4.3)

Net cash provided by operating activities	209.5	73.3	41.8

Cash Flows From Investing Activities
Proceeds from disposals and maturities of available-for-sale fixed maturities	1,114.1	1,174.2	1,563.5
Proceeds from disposals of equity securities and other investments	11.9	23.7	26.4
Proceeds from mortgages matured or collected	10.2	15.9	42.5
Proceeds from collections of installment finance and notes receivable	192.3	453.5	354.7
Net proceeds from sale of AMGRO, Inc.	1.0	—	—
Proceeds from sale of variable life insurance and annuity business, net	13.3	12.7	50.9
Proceeds from sale of Financial Profiles, Inc.	—	—	17.9
Purchase of available-for-sale fixed maturities	(828.2)	(1,227.1)	(1,544.3)
Purchase of equity securities and other investments	(22.9)	(34.3)	(5.9)
Net cash used to acquire Professionals Direct, Inc.	—	(16.9)	—
Net cash used to acquire Verlan Holdings, Inc.	(26.4)	—	—
Net cash used to acquire AIX Holdings, Inc.	(87.7)	—	—
Capital expenditures	(9.5)	(9.5)	(8.8)
Net (payments) receipts related to swap agreements	(0.3)	0.3	(28.3)
Disbursements to fund installment finance and notes receivable	(178.6)	(464.8)	(370.7)

Net cash provided by (used in) investing activities	189.2	(72.3)	97.9

Cash Flows From Financing Activities
Withdrawals from contractholder deposit funds and trust instruments supported by funding obligations	(21.0)	—	(284.1)
Exercise of options	8.2	23.8	44.8
Proceeds from excess tax benefits related to share-based payments	0.3	1.3	6.0
Change in collateral related to securities lending program	(50.6)	(101.0)	(19.6)
Dividends paid to shareholders	(23.0)	(20.8)	(15.4)
Treasury stock purchased at cost	(58.5)	(1.6)	(200.2)

Net cash used in financing activities	(144.6)	(98.3)	(468.5)

Net change in cash and cash equivalents	254.1	(97.3)	(328.8)
Net change in cash held by discontinued FAFLIC business	(47.8)	(8.3)	(17.4)
Cash and cash equivalents, beginning of year	210.6	316.2	662.4

Cash and cash equivalents, end of year	$416.9	$210.6	$316.2

Supplemental Cash Flow information
Interest payments	$40.9	$40.8	$40.6
Income tax net payments (refunds)	$36.5	$61.4	$(14.0)

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Basis of Presentation and Principles of Consolidation

The consolidated financial statements of The Hanover Insurance Group, Inc. (“THG” or the “Company”), include the accounts of The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America (“Citizens”), THG’s principal property and casualty companies; First Allmerica Financial Life Insurance Company (“FAFLIC”), THG’s former run-off life insurance and annuity subsidiary and certain other insurance and non-insurance subsidiaries. These legal entities conduct their operations through several business segments as discussed in Note 16. All significant intercompany accounts and transactions have been eliminated. On January 2, 2009, the Company sold FAFLIC to Commonwealth Annuity and Life Insurance Company (“Commonwealth Annuity”) a subsidiary of the Goldman Sachs Group, Inc. (“Goldman Sachs”). Accordingly, as of December 31, 2008 and for all prior periods, a portion of FAFLIC’s accounts have been classified as held-for-sale in the Consolidated Balance Sheets and as discontinued operations in the Consolidated Statements of Income (See Note 2 – Discontinued Operations of FAFLIC Business). The discussion below reflects the significant accounting policies for both the ongoing operations and those held-for-sale as a combined discussion.

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

Fixed maturities and equity securities are primarily classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported in accumulated other comprehensive income, a separate component of shareholders’ equity. The amortized cost of fixed maturities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in net investment income.

Mortgage loans on real estate are stated at unpaid principal balances, net of unamortized discounts and premiums, and reserves. Reserves on mortgage loans are based on losses expected by the Company to be realized on transfers of mortgage loans to real estate (upon foreclosure), on the disposition or settlement of mortgage loans and on mortgage loans which the Company believes may not be collectible in full. In establishing reserves, the Company considers, among other things, the estimated fair value of the underlying collateral.

Fixed maturities and mortgage loans that are delinquent are placed on non-accrual status, and thereafter interest income is recognized only when cash payments are received.

Policy loans are carried principally at unpaid principal balances.

Realized investment gains and losses are reported as a component of revenues based upon specific identification of the investment assets sold. When an other-than-temporary decline in value of a specific investment is deemed to have occurred, the Company reduces the cost basis of the investment to fair value. This reduction is permanent and is recognized as a realized investment loss. Changes in the reserves for mortgage loans are included in realized investment gains or losses.

C. Financial Instruments

In the normal course of business, the Company may enter into transactions involving various types of financial instruments, including debt, investments such as fixed maturities, mortgage loans and equity securities, investment and loan commitments, swap contracts, option contracts, forward contracts and futures contracts. These instruments involve credit risk and could also be subject to risk of loss due to interest rate and foreign currency fluctuation. The Company evaluates and monitors each financial instrument individually and, when appropriate, obtains collateral or other security to minimize losses.

D. Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand, amounts due from banks and highly liquid debt instruments purchased with an original maturity of three months or less.

E. Deferred Policy Acquisition Costs

Acquisition costs consist of commissions, underwriting costs and other costs, which vary with, and are primarily related to, the production of revenues. Property and casualty insurance business acquisition costs are deferred and amortized over the terms of the insurance policies.

Deferred acquisition costs (“DAC”) for each property and casualty line of business is reviewed to determine if it is recoverable from future income, including investment income. If such costs are determined to be unrecoverable, they are expensed at the time of determination. Although recoverability of DAC is not assured, the Company believes it is more likely than not that all of these costs will be recovered. The amount of DAC considered recoverable, however, could be reduced in the near term if the estimates of total revenues discussed above are reduced or permanently impaired as a result of a disposition of a line of business. The amount of amortization of DAC could be revised in the near term if any of the estimates discussed above are revised.

F. Reinsurance Recoverables

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

G. Property, Equipment and Capitalized Software

Property, equipment, leasehold improvements and capitalized software are stated at cost, less accumulated depreciation and amortization. Depreciation is provided using the straight-line or accelerated method over the estimated useful lives of the related assets, which generally range from 3 to 30 years. The estimated useful life for capitalized software is generally 3 to 5 years. Amortization of leasehold improvements is provided using the straight-line method over the lesser of the term of the leases or the estimated useful life of the improvements.

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

H. Goodwill

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

The Company has performed its annual review of goodwill for impairment in the fourth quarters of 2008, 2007 and 2006 with no impairments recognized. On November 28, 2008, the company completed its acquisition of AIX Holdings, Inc. (“AIX”), and recorded $38.1 million in goodwill for the acquisition. On March 14, 2008, the Company completed its acquisition of Verlan Holdings, Inc., (“Verlan”) and recorded $5.6 million in goodwill for the acquisition. On September 14, 2007, the Company completed its acquisition of Professional Direct, Inc. (“PDI”), and recorded $4.8 million for such acquisition.

I. Policy Liabilities and Accruals

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

J. Junior Subordinated Debentures

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

On September 14, 2007, the Company acquired all of the outstanding shares of PDI (See also Note 4 – Other Significant Transactions). Prior to this acquisition, Professionals Direct Statutory Trust II, now an unconsolidated subsidiary of THG, issued $3.0 million of preferred securities in 2005, the proceeds of which were used to purchase junior subordinated debentures issued by PDI. Coincident with the issuance of the preferred securities, PDI issued $0.1 million of junior subordinated debentures to purchase all of the common stock of Professionals Direct Statutory Trust II. The Company also carries the debt issued by this trust as a component of its long-term debt.

On November 28, 2008, the Company acquired all of the outstanding shares of AIX (See also Note 4 – Other Significant Transactions). Prior to this acquisition, AIX Group Trust, now an unconsolidated subsidiary of THG, issued $15.0 million floating rate preferred capital securities and $0.5 million floating rate preferred common securities. The proceeds were used to purchase $15.5 million floating rate subordinated debentures issued by AIX. Coincident with the issuances, AIX issued $0.5 million of the floating rate subordinate debentures to purchase all of the common stock of AIX Group Trust. The Company carries the debt issued by this trust as a component of its long-term debt.

K. Premium, Fee Revenue and Related Expenses

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

L. Federal Income Taxes

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

Deferred income taxes are generally recognized when assets and liabilities have different values for financial statement and tax reporting purposes, and for other temporary taxable and deductible differences as defined by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“Statement No. 109”). These differences result primarily from capital loss carryforwards, loss and LAE reserves, policy reserves, tax credit carryforwards, depreciation of THG’s investment portfolio, policy acquisition expenses and employee benefit plans. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that all or some portion of the deferred tax assets will not be realized. Changes in valuation allowances are generally reflected in federal income tax expense or as an adjustment to Other Comprehensive Income (Loss) depending on the nature of the item for which the valuation allowance is being recorded.

M. New Accounting Pronouncements

Recently Issued Standards

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 163, Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60 (“Statement No. 163”). Statement No. 163 provides for changes to both the recognition and measurement of premium revenues and claim liabilities for financial guarantee insurance contracts that are within the scope of Statement of Financial Accounting Standards No. 60, Accounting and Reporting by Insurance Enterprises and that do not qualify as a derivative instrument in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement also expands the disclosure requirements related to financial guarantee insurance contracts to include such items as the Company’s method of tracking insured financial obligations with credit deterioration, financial information about the insured financial obligations, and management’s policies for placing and monitoring the insured financial obligations. Statement No. 163 is effective for fiscal years beginning after December 15, 2008, except for certain disclosures related to the insured financial obligations, which were effective for the third quarter of 2008. The Company does not have financial guarantee insurance products, and, accordingly does not expect the issuance of Statement No. 163 to have an effect on the Company’s results of operations or financial position.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“Statement No. 157”). This statement creates a common definition of fair value to be used throughout generally accepted accounting principles. Statement No. 157 will apply whenever another standard requires or permits assets or liabilities to be measured at fair value, with certain exceptions. The standard establishes a hierarchy for determining fair value which emphasizes the use of observable market data whenever available. The statement also requires expanded disclosures which include the extent to which assets and liabilities are measured at fair value, the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. In October 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS No. 157-3”). This FSP clarifies how Statement No. 157 should be applied when valuing securities in markets that are not active. This Statement provides guidance on how companies may use judgment, in addition to market information, in certain circumstances to value assets which have inactive markets. This FSP is effective upon issuance, including prior periods that financial statements have not yet been issued. Statement No. 157 was effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The difference between the carrying amounts and fair values of those financial instruments held at the date this statement is initially applied should be recognized as a cumulative effect adjustment to the opening balance of retained earnings for the fiscal year in which this statement is initially applied. Additionally, in February 2008, the FASB issued Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of Statement No. 157 for all non-recurring fair value measurements of nonfinancial assets and nonfinancial liabilities until the fiscal year beginning after November 15, 2008. As a result, the Company partially applied the provisions of Statement No. 157 upon adoption at January 1, 2008 and deferred the adoption for certain nonfinancial assets and liabilities as allowed by this staff position until January 1, 2009. The effect of adopting Statement No. 157 and related FSP FAS No. 157-3 for both financial and non-financial assets and liabilities, was not material to the Company’s financial position or results of operations. See further disclosure in Note 7 – Fair Value.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“Statement No. 158”). This statement requires an employer to recognize the funded status of its benefit plans in its statement of financial position and to recognize changes in that funded status through comprehensive income in the year in which they occur. The funded status of the plans should be measured as the difference between the fair value of plan assets and the benefit obligation. This statement also requires the recognition, as a component of other comprehensive income, net of taxes, of the gains or losses and prior service costs or credits that arise during the period but are not recognized as a component of net periodic benefit cost pursuant to Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions (“Statement No. 87”) or Statement of Financial Accounting Standards No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“Statement No. 106”), as well as the balance of transition assets or obligations remaining from the initial application of statement No. 87 and Statement No. 106. These balances in accumulated other comprehensive income shall be subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization requirements of Statement No. 87 and Statement No. 106. In addition, the statement also provides for enhanced disclosures which include, among other items, the estimated amount of actuarial gains or losses, prior services costs or credits, and transition assets or obligations that are included in accumulated other comprehensive income to be recognized as components of net periodic benefit cost in the next fiscal year. The effective date for a company to recognize the funded status of its plans and the related disclosure requirements was as of the end of its fiscal year ending after December 15, 2006. Retrospective application of this statement is not permitted. The effective date for changing a company’s measurement date for plan assets and benefit obligations to coincide with the date of its statement of financial position will be for fiscal years ending after December 15, 2008. The Company currently measures its funded status as of December 31. The Company adopted Statement No. 158 effective December 31, 2006 (See also Note 11 – Pension Plans and Note 12 – Other Postretirement Benefit Plans). The impact of adopting Statement No. 158 was not material to the Company’s results of operations or financial position.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). The interpretation requires companies to recognize the tax benefits of uncertain tax positions only when the position is more likely than not to be sustained upon examination by tax authorities. The amount recognized would be the amount that represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability would be recognized for any benefit claimed, or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty on the excess. FIN 48 will require, among other items, a tabular reconciliation of the change during the reporting period, in the aggregate unrecognized tax benefits claimed or expected to be claimed in tax returns and disclosure relating to accrued interest and penalties for unrecognized tax benefits. Additional disclosure will also be required for those uncertain tax positions where it is reasonably possible that the estimate of the tax benefit will change significantly in the next twelve months. FIN 48 was effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007 which resulted in an increase to shareholders’ equity of $11.5 million. See further disclosure in Note 10 – Federal Income Taxes.

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

N. Earnings Per Share

Earnings per share (“EPS”) for the years ended December 31, 2008, 2007 and 2006 is based on a weighted average of the number of shares outstanding during each year. Basic and diluted EPS is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. The weighted average shares outstanding used to calculate basic EPS differ from the weighted average shares outstanding used in the calculation of diluted EPS due to the effect of dilutive employee stock options and nonvested stock grants. If the effect of such stock options and grants are antidilutive, the weighted average shares outstanding used to calculate diluted EPS equal those used to calculate basic EPS.

Options to purchase shares of common stock whose exercise prices are greater than the average market price of the common shares are not included in the computation of diluted earnings per share because the effect would be antidilutive.

O. Stock-Based Compensation

In accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“Statement No. 123(R)”), the Company recognizes the fair value of compensation costs for all share-based payments, including employee stock options, in the financial statements. Unvested awards are generally expensed on a straight line basis, by tranche, over the life of the award. The Company’s stock-based compensation plans are discussed further in Note 13 – “Stock-Based Compensation Plans”.

P. Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. DISCONTINUED OPERATIONS OF FAFLIC BUSINESS

As discussed in Note 3 - “Sale of Variable Life Insurance and Annuity Business”, the Company reinsured to Commonwealth Annuity, a subsidiary of Goldman Sachs, all of FAFLIC’s run-off variable life insurance and annuity business on December 30, 2005. FAFLIC’s remaining products consist primarily of a block of traditional life insurance products, a block of group retirement annuity contracts, and one guaranteed investment contract. These products have been in run-off since 2002. Additionally, FAFLIC’s business includes the discontinued accident and health business, including accident and health voluntary pools.

On January 2, 2009, THG sold its remaining life insurance subsidiary, FAFLIC, to Commonwealth Annuity, a subsidiary of Goldman Sachs. Approval was obtained from the Massachusetts Division of Insurance for a pre-close dividend from FAFLIC consisting of designated assets with a statutory book value of approximately $130 million. Based on December 31, 2008 asset and liability values, and including the dividend, total net proceeds from the sale are expected to be valued at approximately $230 million, net of estimated transaction costs. Additionally, coincident with the sale transaction, Hanover Insurance and FAFLIC entered into a reinsurance contract whereby Hanover Insurance assumed FAFLIC’s discontinued accident and health insurance business.

The closing of this transaction was approved by appropriate regulatory bodies, including the Massachusetts Division of Insurance and the New Hampshire Insurance Department. THG has also indemnified Commonwealth Annuity of certain litigation, regulatory matters and other liabilities related to the pre-closing activities of the business being transferred.

In accordance with Statement of Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“Statement No. 144”), the Company has reflected FAFLIC at its fair value, less estimated disposition costs. This resulted in the recognition of a $77.3 million impairment as of December 31, 2008 for the asset group that is being disposed of in the sale transaction. Of this amount, $48.5 million relates to depreciated securities and is reflected as an adjustment to accumulated other comprehensive income and $26.0 million is reflected as a valuation allowance against the FAFLIC assets that have been reclassified as held-for-sale in the Company’s Consolidated Balance Sheets. The loss is presented in the Consolidated Statement of Income as a component of Income from operations of discontinued FAFLIC business. In addition, the operating results of FAFLIC are also reflected in the Consolidated Statement of Income as Income from operations of discontinued FAFLIC business.

The following table summarizes the components of the estimated loss related to the FAFLIC business held-for-sale as of December 31, 2008. Balances are subject to potential post-closing adjustments in accordance with the terms of the agreement.

(in millions)	December 31, 2008
Projected carrying value of FAFLIC before pre-close dividend	(1)	$267.7
Pre-close net dividend	(2)	(129.8)

		137.9
Proceeds from sale	(3)	105.8

Loss on sale before impact of transaction and other costs		(32.1)
Transaction costs	(4)	(3.9)
Liability for certain legal indemnities and employee-related costs	(5)	(8.2)
Other miscellaneous adjustments	(6)	(33.1)

Net loss		$(77.3)

(1)	Shareholder’s equity in the FAFLIC business, prior to the impact of the sale transaction.
(2)	Net pre-close dividends.
(3)	Proceeds to THG from Commonwealth Annuity.
(4)	Transaction costs include legal, actuarial and other professional fees.
(5)	Liability for expected contractual indemnities of FAFLIC recorded under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantee, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). These costs also include severance and retention payments anticipated to result from this transaction.
(6)	Included in other miscellaneous adjustments are investment losses of $48.5 million, as well as favorable reserve adjustments related to the accident and health business of $15.6 million.

In accordance with Statement No. 144, the following table details the major assets and liabilities reflected in the Consolidated Balance Sheets under the caption “Assets held-for-sale” and “Liabilities held-for-sale”, respectively.

(in millions)	December 31, 2008	December 31, 2007
Assets:
Cash and investments	$1,182.2	$1,318.3
Reinsurance recoverable	241.5	311.7
Separate account assets	263.4	481.3
Other assets	49.3	61.9
Valuation allowance	(26.0)	—

Total assets held-for-sale	$1,710.4	$2,173.2

Liabilities:
Policy liabilities	$1,305.6	$1,417.0
Separate account liabilities	263.4	481.3
Trust instruments supported by funding obligations	15.0	39.1
Other liabilities	43.6	65.1

Total liabilities held-for-sale	$1,627.6	$2,002.5

The table below shows the discontinued operating results related to FAFLIC:

(In millions)	For the Years Ended December 31,
	2008	2007	2006
Total revenues	$76.7	$112.6	$138.7

(Loss) income included in discontinued operations before federal income taxes, including net realized (losses) gains of $(14.4), $2.4 and $(4.1)for the year ended December 31, 2008, 2007, and 2006	$(2.9)	$6.9	$8.4

3. SALE OF VARIABLE LIFE INSURANCE AND ANNUITY BUSINESS

On December 30, 2005, the Company sold its variable life insurance and annuity business to Goldman Sachs, including the reinsurance of 100% of the variable business of FAFLIC. The Company agreed to defer receipt of $46.7 million of the proceeds into the subsequent three years; all of which has been received from Goldman Sachs as of December 31, 2008. THG also agreed to indemnify Goldman Sachs for certain litigation, regulatory matters and other liabilities relating to the pre-closing activities of the business that was sold.

The Company accounted for the disposal of its variable life insurance and annuity business as a discontinued operation in accordance with Statement No. 144. In 2006, the Company incurred $29.8 million of costs related to additional contractual indemnifications, severance expenses, and transition services and conversion costs. Included in this charge was an additional $15.0 million provision related to the Company’s estimated potential liability for certain contractual indemnities to Goldman Sachs relating to the pre-sale activities of the business sold recorded under FIN 45. Also included in the loss for 2006 was $14.8 million of costs primarily related to employee severance costs, net costs of transition services, operations conversion expenses and other litigation matters all of which are reflected net of taxes. The Company provided transition services to Goldman Sachs from December 30, 2005 through December 31, 2006. These services included policy and claims processing, accounting and reporting, and other administrative services. During 2006, the Company earned pre-tax revenues of $16.5 million and incurred pre-tax costs of $32.8 million relating to transition services.

In 2007, the Company recognized a $7.9 million adjustment to the loss on disposal of its variable life insurance and annuity business primarily related to a $7.5 million tax benefit from the utilization of net operating loss carryforwards (See Note 10 – Federal Income Taxes for further discussion).

In 2008, the Company recognized further adjustments to its loss on disposal of variable life insurance and annuity business of $11.3 million, including $8.6 million related to a release of liabilities associated with the Company’s estimated liability for certain contractual indemnities to Goldman Sachs relating to the pre-sale activities of the business sold recorded under FIN 45, and $2.7 million related to a tax benefit from a settlement with the IRS related to tax years 1995 through 2001 (See Note 10 – Federal Income Taxes for further discussion).

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

4. OTHER SIGNIFICANT TRANSACTIONS

On November 28, 2008, the Company acquired AIX for approximately $100 million, subject to various terms and conditions. AIX is a specialty property and casualty insurer that underwrites and manages program business, utilizing alternative risk transfer techniques.

On June 2, 2008, the Company completed the sale of its premium financing subsidiary, AMGRO Inc., to Premium Financing Specialists, Inc. The Company recorded a gain of $11.1 million related to this sale, which is reflected in the Consolidated Statement of Income as part of Discontinued Operations.

On March 14, 2008, the Company acquired all of the outstanding shares of Verlan for $29.0 million. Verlan now referred to as Hanover Specialty Property, is a specialty company providing property insurance to small and medium-sized manufacturing and distribution companies that are highly protected fire risks.

On October 16, 2007, the Company’s Board of Directors authorized a share repurchase program of up to $100 million. Under this repurchase authorization, the Company may repurchase its common stock from time to time, in varying amounts and prices and at such times deemed appropriate, subject to market conditions and other considerations. The Company is not required to purchase any specific number of shares or to make purchases by any certain date under this program. As of February 10, 2009, the Company has purchased approximately 1,384,764 shares at an aggregate cost of $60.2 million. In light of current economic conditions, we have not repurchased shares since June 2008.

On September 14, 2007, the Company acquired all of the outstanding shares of PDI for $23.2 million. PDI is a Michigan-based holding company whose primary business is professional liability insurance for small and mid-sized law practices.

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

5. INVESTMENTS

A. Fixed Maturities and Equity Securities

The Company accounts for its investments in fixed maturities and equity securities, which are classified as available-for-sale, in accordance with the provisions of Statement No. 115. Due to the sale of FAFLIC on January 2, 2009, certain assets are classified as “held-for-sale” on the Company’s consolidated balance sheets in accordance with Statement No. 144.

The amortized cost and fair value of available-for-sale fixed maturities and equity securities were as follows:

DECEMBER 31	2008
(In millions)
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (2)
U.S. Treasury securities and U.S. government and agency securities	$344.8	$11.6	$0.8	$355.6
States and political subdivisions	758.7	3.9	35.7	726.9
Foreign governments	4.6	0.2	—	4.8
Corporate fixed maturities	2,787.4	26.2	274.5	2,539.1
Mortgage-backed securities	1,577.6	24.1	71.9	1,529.8

Total fixed maturities, including held-for-sale	5,473.1	66.0	382.9	5,156.2
Less: fixed maturities held-for-sale	(1,005.1)	(13.2)	(67.9)	(950.4)

Total fixed maturities, excluding held-for-sale	$4,468.0	$52.8	$315.0	$4,205.8

Equity securities, excluding equity securities held-for-sale	$55.7	$3.4	$11.4	$47.7

DECEMBER 31	2007
(In millions)
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (2)
U.S. Treasury securities and U.S. government and agency securities	$465.6	$6.7	$2.5	$469.8
States and political subdivisions	795.4	15.1	2.3	808.2
Foreign governments	5.2	—	—	5.2
Corporate fixed maturities	2,834.9	32.5	57.6	2,809.8
Mortgage-backed securities	1,622.0	14.3	7.3	1,629.0

Total fixed maturities, including held-for-sale	5,723.1	68.6	69.7	5,722.0
Less: fixed maturities held-for-sale	(1,137.4)	(17.0)	(17.2)	(1,137.2)

Total fixed maturities, excluding held-for-sale	$4,585.7	$51.6	$52.5	$4,584.8

Equity securities, excluding equity securities held-for-sale	$37.5	$7.6	$0.5	$44.6

(1)	Amortized cost for fixed maturities and cost for equity securities. Other-than-temporary impairments reduces both amortized cost and accumulated other comprehensive income.
(2)	Includes $42.2 million of trust preferred capital securities of a THG affiliated entity that are designated as held-to-maturity and carried at amortized cost.

The Company participates in a security lending program for the purpose of enhancing income. Securities on loan to various counterparties were fully collateralized by cash and had a fair value of $21.0 million and $69.6 million, at December 31, 2008 and 2007, respectively. There were no securities classified as held-for-sale that were on loan at December 31, 2008. At December 31, 2007, $10.6 million of securities classified as held-for-sale were on loan. The fair value of the loaned securities is monitored on a daily basis, and the collateral is maintained at a level of at least 102% of the fair value of the loaned securities. Securities lending collateral is recorded by the Company in cash and cash equivalents, with an offsetting liability included in expenses and taxes payable.

Fixed maturities with an amortized cost of $95.5 million and $78.5 million were on deposit with various state and governmental authorities at December 31, 2008 and 2007, respectively. Fair values related to these securities were $97.3 million and $80.7 million at December 31, 2008 and 2007, respectively. These deposits included held-for-sale fixed maturities with an amortized cost of $31.5 million and $28.6 million at December 31, 2008 and 2007, respectively, and a fair value of $33.6 million and $29.7 million at December 31, 2008 and 2007 respectively.

The Company enters into various reinsurance, derivative and other arrangements that may require fixed maturities to be held as collateral by others. At December 31, 2008 and 2007, the Company had fixed maturities that were held as collateral related to these arrangements with a fair value of $33.2 million and $59.7 million, respectively, of which $4.9 million and $29.9 million, respectively, were classified as held-for-sale.

At December 31, 2008, there were contractual investment commitments of up to $10.0 million.

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

DECEMBER 31	2008
(In millions)
	Amortized Cost	Fair Value (1)
Due in one year or less	$208.4	$205.0
Due after one year through five years	1,759.2	1,663.1
Due after five years through ten years	1,615.2	1,499.5
Due after ten years	1,890.3	1,788.6

Total fixed maturities including held-for-sale	5,473.1	5,156.2
Less: fixed maturities held-for-sale	(1,005.1)	(950.4)

Total fixed maturities	$4,468.0	$4,205.8

(1)	Includes $42.2 million of trust preferred capital securities of a THG affiliated entity that are designated as held-to-maturity and carried at amortized cost.

B. Mortgage Loans

The Company’s mortgage loans are diversified by property type and location. Mortgage loans are collateralized by the related properties and generally do not exceed 75% of the property’s value at the time of origination. No mortgage loans were originated during 2008 and 2007. The carrying values of mortgage loans, net of applicable reserves, were $31.1 million and $41.2 million at December 31, 2008 and 2007, respectively. Mortgage loan investment valuation allowances of $1.0 million at December 31, 2008 and 2007 have been deducted in arriving at investment carrying values as presented in the Consolidated Balance Sheets.

There were no contractual commitments to extend credit under commercial mortgage loan agreements at December 31, 2008.

Mortgage loan investments comprised the following property types and geographic regions:

DECEMBER 31	2008	2007
(In millions)
Property Type:
Office building	$18.2	$20.5
Retail	7.3	12.5
Industrial / warehouse	6.6	9.2
Valuation allowances	(1.0)	(1.0)

Total	$31.1	$41.2

Geographic Region:
South Atlantic	$12.7	$13.1
Pacific	6.6	10.1
East North Central	6.2	6.7
New England	5.5	7.4
Other	1.1	4.9
Valuation allowances	(1.0)	(1.0)

Total	$31.1	$41.2

At December 31, 2008, scheduled mortgage loan maturities were as follows: 2009—$4.1 million; 2010—$20.0 million; 2011—$0.2 million; and $6.8 million thereafter. There are no scheduled loan maturities in 2012 and 2013. Actual maturities could differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties and loans may be refinanced. During 2008, the Company did not refinance any mortgage loans based on terms that differed from current market rates.

There were no impaired loans or related reserves as of December 31, 2008 and 2007. There was no interest income received in 2008 and 2007 related to impaired loans.

C. Unrealized Gains And Losses

Unrealized gains and losses on available-for-sale, and other securities including derivative instruments are summarized in the following table:

FOR THE YEARS ENDED DECEMBER 31
(In millions)
2008	Fixed Maturities	Equity Securities And Other (1)	Total
Net (depreciation) appreciation, beginning of year	$(3.1)	$8.6	$5.5
Net depreciation on available-for-sale securities and derivative instruments	(267.9)	(19.1)	(287.0)
Net appreciation from the effect on policy liabilities	2.7	—	2.7
Benefit for deferred federal income taxes	2.3	0.4	2.7

	(262.9)	(18.7)	(281.6)

Net depreciation, end of year	$(266.0)	$(10.1)	$(276.1)

2007
Net (depreciation) appreciation, beginning of year	$(15.3)	$6.3	$(9.0)
Net appreciation on available-for-sale securities and derivative instruments	13.5	3.5	17.0
Net depreciation from the effect on policy liabilities	(0.3)	—	(0.3)
Provision for deferred federal income taxes	(1.0)	(1.2)	(2.2)

	12.2	2.3	14.5

Net (depreciation) appreciation, end of year	$(3.1)	$8.6	$5.5

2006
Net appreciation, beginning of year	$6.1	$3.8	$9.9
Net (depreciation) appreciation on available-for-sale securities and derivative instruments	(35.4)	3.8	(31.6)
Net appreciation from the effect on policy liabilities	8.1	—	8.1
Benefit (provision) for deferred federal income taxes	5.9	(1.3)	4.6

	(21.4)	2.5	(18.9)

Net (depreciation) appreciation, end of year	$(15.3)	$6.3	$(9.0)

(1)	Equity securities and other at December 31, 2008, 2007 and 2006 include after-tax net (depreciation) appreciation on other assets of $(2.5) million, $1.2 million and $2.1 million, respectively.

D. Securities In A Continuous Unrealized Loss Position

The following table provides information about the Company’s fixed maturities and equity securities that have been continuously in an unrealized loss position at December 31, 2008 and 2007:

DECEMBER 31	2008		2007
(In millions)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Investment grade fixed maturities (1)
12 months or less	$185.1	$2,114.5	$27.1	$740.0
Greater than 12 months	133.3	675.0	34.3	1,214.7

Total investment grade fixed maturities(2)	318.4	2,789.5	61.4	1,954.7

Below investment grade fixed maturities (3)
12 months or less	64.5	154.1	8.3	171.0
Greater than 12 months	—	—	—	—

Total below investment grade fixed maturities(3)	64.5	154.1	8.3	171.0
Equity securities	11.4	32.3	0.5	17.8

Total fixed maturities and equity securities	394.3	2,975.9	70.2	2,143.5
Less: securities held-for-sale	(67.9)	(595.9)	(17.2)	(474.4)

Total, excluding securities held-for-sale	$326.4	$2,380.0	$53.0	$1,669.1

(1)

Includes gross unrealized losses for investment grade fixed maturity obligations of the U.S. Treasury, U.S. government and agency securities, states and political subdivisions of $36.6 million and $2.4 million at December 31, 2008 and 2007, respectively.

(2)	Substantially all below investment grade securities with an unrealized loss had been rated by the NAIC, Standard & Poor’s, or Moody’s at December 31, 2008 and 2007.
(3)	Approximately 66% and 79% of total unrealized losses are related to corporate fixed maturities at December 31, 2008 and 2007, respectively.

The Company employs a systematic methodology to evaluate declines in fair value below amortized cost for all investments. The methodology utilizes a quantitative and qualitative process ensuring that available evidence concerning the declines in fair value below amortized cost is evaluated in a disciplined manner. In determining whether a decline in fair value below amortized cost is other-than-temporary, the Company evaluates the issuer’s overall financial condition; the issuer’s credit and financial strength ratings; the issuer’s financial performance, including earnings trends, dividend payments and asset quality; any specific events which may influence the operations of the issuer including governmental actions such as the enactment of The Emergency Economic Stabilization Act of 2008 and receipt of related funds; a weakening of the general market conditions in the industry or geographic region in which the issuer operates; the length of time and the degree to which the fair value of an issuer’s securities remains below cost; the Company’s intent and ability to hold the security until such time to allow for the expected recovery in value; and with respect to fixed maturity investments, any factors that might raise doubt about the issuer’s ability to pay all amounts due according to the contractual terms. The Company applies these factors to all securities. As a result of this review, the Company has concluded that the gross unrealized losses of fixed maturities and equity securities at December 31, 2008 are temporary.

E. Other

The Company had no concentration of investments in a single investee that exceeded 10% of shareholders’ equity except as follows:

December 31	Fair Value
(in millions)	2008	2007
Fixed Maturities:
Federal Home Loan Mortgage Corp.	$808.2	$802.4
Federal National Mortgage Association	$359.7	$392.3
Included in the table above are securities held-for-sale as follows:
Fixed Maturities:
Federal Home Loan Mortgage Corp.	$168.0	$136.6
Federal National Mortgage Association	$30.7	$29.4

6. INVESTMENT INCOME AND GAINS AND LOSSES

A. Net Investment Income

The components of net investment income were as follows:

FOR THE YEARS ENDED DECEMBER 31	2008	2007	2006
(In millions)
Fixed maturities	$254.0	$242.6	$218.8
Equity securities	2.0	1.8	1.9
Mortgage loans	0.9	2.1	3.0
Other long-term investments	2.2	(1.3)	(1.6)
Short-term investments	4.5	7.0	12.3

Gross investment income	263.6	252.2	234.4
Less investment expenses	(4.9)	(5.2)	(5.9)

Net investment income	$258.7	$247.0	$228.5

The carrying value of fixed maturity securities on non-accrual status at December 31, 2008 and 2007 was not material. The effect of non-accruals for the year ended December 31, 2008, compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities, was a reduction in net investment income of $2.1 million. The effect of non-accruals in 2007 was not material. The carrying value of the Company’s non-income producing fixed maturities was not material at December 31, 2008 and 2007.

B. Net Realized Investment Gains and Losses

Net realized losses on investments were as follows:

FOR THE YEARS ENDED DECEMBER 31	2008	2007	2006
(In millions)
Fixed maturities	(90.8)	$—	$2.3
Equity securities	(7.6)	(0.2)	—
Other long-term investments	0.6	(0.7)	(2.5)

Net realized investment losses	$(97.8)	$(0.9)	$(0.2)

Included in the net realized investment losses were other-than-temporary impairments of investment securities totaling $113.1 million, $3.6 million and $6.8 million in 2008, 2007 and 2006, respectively.

The proceeds from voluntary sales of available-for-sale securities excluding held-for sale securities and the gross realized gains and gross realized losses on those sales are provided in the following table for the periods indicated:

FOR THE YEARS ENDED DECEMBER 31
(In millions)
2008	Proceeds from Voluntary Sales	Gross Gains	Gross Losses
Fixed maturities	$498.1	$16.4	$7.8
Equity securities	$1.1	$0.2	$—

2007
Fixed maturities	$339.4	$5.2	$4.0
Equity securities	$0.4	$—	$0.1

2006
Fixed maturities	$562.3	$23.6	$15.7
Equity securities	$0.1	$0.1	$—

C. Other Comprehensive (Loss) Income Reconciliation

The following table provides a reconciliation of gross unrealized investment (losses) gains to the net balance shown in the Consolidated Statements of Comprehensive (Loss) Income.

FOR THE YEARS ENDED DECEMBER 31	2008	2007	2006
(In millions)
Unrealized (depreciation) appreciation on available-for-sale securities:
Unrealized holding (losses) gains arising during period, net of income tax benefit (expense) of $2.9, $(2.8) and $6.7 in 2008, 2007 and 2006	$(397.0)	$15.6	$(22.8)
Less: reclassification adjustment for (losses) gains included in net income, net of income tax (expense) benefit of $(0.5) and $1.7 in 2007 and 2006	(115.0)	1.0	(3.2)

Total available-for-sale securities	(282.0)	14.6	(19.6)

Unrealized (depreciation) appreciation on derivative instruments:
Unrealized holding (losses) gains arising during period, net of income tax benefit (expense) of $1.7, and $(8.5) in 2008 and 2006	(3.2)	—	15.7
Less: reclassification adjustment for (losses) gains included in net income, net of income tax benefit (expense) of $1.9, $(0.1) and $(8.1) in 2008, 2007 and 2006	(3.6)	0.1	15.0

Total derivative instruments	0.4	(0.1)	0.7

Other comprehensive (loss) income	$(281.6)	$14.5	$(18.9)

7. FAIR VALUE

Effective January 1, 2008, the Company adopted Statement No. 157 as it relates to its financial assets and liabilities. Statement No. 157 provides for a standard definition of fair value to be used in new and existing pronouncements, including Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments. This statement requires disclosure of fair value information about certain financial instruments (insurance contracts, real estate, goodwill and taxes are excluded) for which it is practicable to estimate such values, whether or not these instruments are included in the balance sheet. The fair values presented for certain financial instruments are estimates which, in many cases, may differ significantly from the amounts that could be realized upon immediate liquidation.

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

Fixed Maturities

Level 1 securities generally include U.S. Treasury issues and other securities that are highly liquid and for which quoted market prices are available. Level 2 securities are valued using pricing for similar securities and pricing models that incorporate observable inputs including, but not limited to yield curves and issuer spreads. Level 3 securities include issues for which little observable data can be obtained, primarily due to the illiquid nature of the securities, and for which significant inputs used to determine fair value are based on the Company’s own assumptions. Broker quotes are also included in Level 3.

The Company utilizes a third party pricing service for the valuation of the majority of its fixed maturity securities. When quoted market prices in an active market are available, they are provided by the pricing service as the fair value and such values are classified as Level 1. Since fixed maturities other than U.S. Treasury securities generally do not trade on a daily basis, the pricing service prepares estimates of fair value measurements for other securities using pricing applications which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings and prepayment assumptions, when necessary. Inputs into these applications include, but are not limited to benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids offers and reference data. Generally, all prices provided by the pricing service, except quoted market prices, are reported as Level 2.

The Company holds privately placed corporate bonds and certain other bonds that do not have an active market and for which the pricing service cannot provide fair values. The Company determines fair values for these securities using either matrix pricing or broker quotes. The Company will use observable market data to the extent it is available, but is also required to use a certain amount of unobservable judgment due to the illiquid nature of the securities involved. Additionally, the Company may obtain nonbinding broker quotes which are reported as Level 3.

Equity Securities

Level 1 includes publicly traded securities valued at quoted market prices. Level 3 consists of common stock of private companies for which observable inputs are not available.

The Company utilizes a third party pricing service for the valuation of the majority of its equity securities. When quoted market prices in an active market are available, they are provided by the pricing service as the fair value and such values are classified as Level 1. Generally, all prices provided by the pricing service, except quoted market prices, are reported as Level 2. Occasionally, the Company may obtain nonbinding broker quotes which are reported as Level 3.

Mortgage Loans

Fair values are estimated by discounting the future contractual cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings.

Policy Loans

The carrying amount reported in the Consolidated Balance Sheets approximates fair value since policy loans have no defined maturity dates and are inseparable from the insurance contracts. Policy loans are held-for-sale at December 31, 2008.

Derivative Instruments

These Level 3 valuations are derived from the counterparties’ internally developed models which do not necessarily represent observable market data. Derivatives are held-for-sale at December 31, 2008.

Separate Account Assets

The Company’s separate accounts are invested in variable insurance trust funds which have a daily net asset value obtainable from an active market. Separate accounts are held-for-sale at December 31, 2008.

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

The estimated fair values of the financial instruments were as follows:

DECEMBER 31	2008		2007
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and cash equivalents	$529.5	$529.5	$275.4	$275.4
Fixed maturities (1)	5,156.2	5,156.2	5,722.0	5,722.0
Equity securities (2)	47.8	47.8	44.9	44.9
Mortgage loans	31.1	33.1	41.2	43.9
Policy loans	111.1	111.1	116.0	116.0
Derivative instruments	—	—	5.8	5.8

Total financial assets, including financial assets held-for-sale	5,875.7	5,877.7	6,205.3	6,208.0
Less: financial assets held-for-sale	(1,174.2)	(1,174.2)	(1,324.1)	(1,324.1)

Total, excluding financial assets held-for-sale	$4,701.5	$4,703.5	$4,881.2	$4,883.9

Financial Liabilities
Derivative instruments	$0.2	$0.2	$1.1	$1.1
Supplemental contracts without life contingencies	18.5	18.5	20.8	20.8
Dividend accumulations	81.1	81.1	83.1	83.1
Other individual contract deposit funds	5.5	5.5	6.6	6.6
Other group contract deposit funds	25.4	25.3	28.9	28.8
Legal indemnities	11.3	11.3	29.8	29.8
Trust instruments supported by funding obligations	15.0	15.9	39.1	39.5
Long-term debt	531.4	325.8	511.9	480.2

Total financial liabilities, including financial liabilities held-for-sale	688.4	483.6	721.3	689.9
Less: financial liabilities held-for-sale	(138.9)	(139.7)	(171.6)	(171.9)

Total, excluding financial liabilities held-for-sale	$549.5	$343.9	$549.7	$518.0

(1)	Includes $42.2 million of trust preferred capital securities of a THG affiliated entity that are designated as held-to-maturity and are carried at amortized cost.
(2)	Includes certain investments in equities of unconsolidated affiliates totaling $11.4 million that are carried at cost.

The Company performs a review of the fair value hierarchy classifications on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of certain financial assets or liabilities within the fair value hierarchy. Reclassifications related to Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period in which the reclassification occurs. During 2008, the Company transferred certain assets into Level 3 which were previously classified as Level 2, primarily as a result of assessing the significance of unobservable inputs on the fair value measurement.

The Company holds fixed maturity securities, equity securities and separate account assets for which fair value is determined on a recurring basis. The following table presents for each hierarchy level, the Company’s assets and liabilities that are measured at fair value at December 31, 2008.

December 31, 2008	Fair Value
(In millions)	Total	Level 1	Level 2	Level 3
Fixed Maturities:
U.S. Treasury securities and U.S. Government and agency securities	$355.6	$101.4	$254.2	$—
States and political subdivisions	726.9	—	718.3	8.6
Foreign governments	4.8	1.8	3.0	—
Corporate fixed maturities	2,496.9	17.8	2,425.0	54.1
Mortgage-backed securities	1,529.8	—	1,503.4	26.4

Total fixed maturities (1)	5,114.0	121.0	4,903.9	89.1
Equity securities (2)	36.4	35.1	0.1	1.2
Separate account assets	263.4	263.4	—	—

Total assets at fair value including held-for-sale	5,413.8	419.5	4,904.0	90.3
Less: assets held-for-sale	(1,213.9)	(304.4)	(903.7)	(5.8)

Total assets at fair value, excluding assets held-for-sale	$4,199.9	$115.1	$4,000.3	$84.5

(1)	Excludes certain investments in fixed maturities totaling $42.2 million that are carried at amortized cost.
(2)	Excludes certain investments in equities of unconsolidated affiliates totaling $11.4 million that are carried at cost.

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Year Ended December 31, 2008
	Level 3 Assets				Level 3 Liabilities
(In millions)	Fixed Maturities	Equity Securities	Derivatives	Total Assets	Derivatives
Balance January 1, 2008	$30.5	$1.3	$5.8	$37.6	$(1.1)
Total (losses) gains:
Included in earnings	(1.4)	—	(4.2)	(5.6)	(1.5)
Included in other comprehensive income	(4.6)	(0.1)	0.7	(4.0)	—
Net redemptions	(3.9)	—	(2.3)	(6.2)	2.4
Net transfers into Level 3 (1)	68.5	—	—	68.5	—

Balance December 31, 2008, including held-for-sale	89.1	1.2	—	90.3	(0.2)
Less: Level 3 held-for-sale	(5.8)	—	—	(5.8)	0.2

Balance December 31, 2008	$83.3	$1.2	$—	$84.5	$—

(1)	Reflects a net reclassification from Level 2 to Level 3 primarily related to assessing the significance of unobservable inputs on the fair value measurement.

The table below summarizes losses and gains due to changes in fair value, including both realized and unrealized gains and losses, recorded in net income for Level 3 assets and liabilities.

	Year Ended December 31, 2008
	Level 3 Assets				Level 3 Liabilities
(in millions)	Fixed Maturities	Equity Securities	Derivatives	Total Assets	Derivatives
Classification of net realized investment losses and net change in unrealized depreciation:
Loss from operations of discontinued FAFLIC business	$(0.7)	$—	$(4.2)	$(4.9)	$(1.4)
Realized investment losses	(0.7)	—	—	(0.7)	—
Other operating expenses	—	—	—	—	(0.1)

Total	$(1.4)	$—	$(4.2)	$(5.6)	$(1.5)

8. CLOSED BLOCK

FAFLIC established and began operating a closed block (the “Closed Block”) for the benefit of the participating policies included therein, consisting of certain individual life insurance participating policies, individual deferred annuity contracts and supplementary contracts not involving life contingencies which were in force as of FAFLIC’s demutualization on October 16, 1995; such policies constitute the “Closed Block Business”. The Closed Block Business was sold to Commonwealth Annuity as part of the January 2, 2009 sale. The purpose of the Closed Block is to protect the policy dividend expectations of such FAFLIC dividend paying policies and contracts. Unless the Massachusetts Commissioner of Insurance consents to an earlier termination, the Closed Block will continue to be in effect until the date none of the Closed Block policies are in force. At the time of demutualization, FAFLIC allocated to the Closed Block assets in an amount that was expected to produce cash flows which, together with future revenues from the Closed Block Business, are reasonably sufficient to support the Closed Block Business, including a provision for the payment of policy benefits, certain future expenses and taxes and for continuation of policyholder dividend scales payable in 1994 so long as the experience underlying such dividend scales continues. Dividend scale adjustments were made in 2008 and will be made in future years as deemed necessary to ensure that policyholders appropriately share in the financial results of the Closed Block.

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

If the actual income from the Closed Block in any given period equals or exceeds the expected income for such period, only the expected income would be recognized in income for that period. Further, cumulative actual Closed Block income in excess of the expected income would not inure to the shareholders and would be recorded as an additional liability for policyholder dividend obligations. This accrual for future dividends effectively limits the actual Closed Block income currently recognized in the Company’s results to the income expected to emerge from operation of the Closed Block.

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

Since the Closed Block business was sold to Commonwealth Annuity on January 2, 2009, all of the assets and liabilities of the Closed Block were reclassified as held-for-sale as of December 31, 2008. Additionally, the Closed Block earnings were reclassified as part of discontinued operations. Summarized financial information of the Closed Block is as follows for the periods indicated:

DECEMBER 31	2008	2007
(In millions)
Assets
Fixed maturities, at fair value (amortized cost of $485.9 and $512.0)	$461.1	$514.7
Mortgage loans	—	21.4
Policy loans	111.1	116.0
Cash and cash equivalents	27.9	3.8
Accrued investment income	10.8	11.0
Deferred federal income taxes	13.4	2.0
Other assets	3.4	4.1

Total assets	$627.7	$673.0

Liabilities
Policy liabilities and accruals	$652.9	$670.8
Policyholder dividends	16.6	22.1
Other liabilities	1.7	1.3

Total liabilities	$671.2	$694.2

Excess of Closed Block liabilities over assets designated to the Closed Block and Maximum future earnings to be recognized from Closed Block assets and liabilities	$43.5	$21.2

FOR THE YEARS ENDED DECEMBER 31	2008	2007	2006
(In millions)
Revenues
Premiums and other income	$24.8	$32.0	$34.8
Net investment income	38.8	38.6	39.6
Net realized investment (losses) gains	(19.7)	0.6	(0.6)

Total revenues	43.9	71.2	73.8

Benefits and expenses
Policy benefits	50.2	66.3	65.8
Policy acquisition and other operating expenses	0.3	0.6	1.2

Total benefits and expenses	50.5	66.9	67.0

Net (expense) contribution related to the Closed Block	$(6.6)	$4.3	$6.8

Cash flows
Cash flows from operating activities:
(Expense) Contribution from the Closed Block	$(6.6)	$4.3	$6.8
Adjustment for net realized investment losses (gains)	19.7	(0.6)	0.6
Change in:
Deferred policy acquisition costs	0.4	0.7	0.7
Policy liabilities and accruals	(26.1)	(16.2)	(23.3)
Expenses and taxes payable	3.0	(0.1)	(0.9)
Other, net	1.3	1.0	2.0

Net cash used in operating activities	(8.3)	(10.9)	(14.1)

Cash flows from investing activities:
Sales, maturities and repayments of investments	58.4	104.3	64.0
Purchases of investments	(30.9)	(121.2)	(42.5)
Policy loans	4.9	9.7	10.1

Net cash provided by (used in) investing activities	32.4	(7.2)	31.6

Net increase (decrease) in cash and cash equivalents	24.1	(18.1)	17.5
Cash and cash equivalents, beginning of year	3.8	21.9	4.4

Cash and cash equivalents, end of year	$27.9	$3.8	$21.9

Many expenses related to Closed Block operations are charged to operations outside the Closed Block; accordingly, the contribution from the Closed Block does not represent the actual profitability of the Closed Block operations. Operating costs and expenses outside of the Closed Block are, therefore, disproportionate to the business outside the Closed Block.

9. DEBT

Long-term debt consists of the following:

DECEMBER 31	2008	2007
(In millions)
Debt related to junior subordinated debentures	$327.9	$312.4
Senior debentures (unsecured)	199.5	199.5
Surplus notes	4.0	—

	$531.4	$511.9

AFC Capital Trust I, an unconsolidated subsidiary of THG, issued $300.0 million of preferred securities in 1997, the proceeds of which were used to purchase junior subordinated debentures issued by the Company. Coincident with the issuance of the preferred securities, the Company issued $9.3 million of junior subordinated debentures to purchase all of the common stock of AFC Capital Trust I. These junior subordinated debentures have a face value of $309.3 million, pay cumulative dividends semi-annually at 8.207% and mature February 3, 2027. The preferred securities and common stock pay cumulative dividends semi-annually at 8.207%. All of the above preferred securities are subject to certain restrictive covenants, with which the Company is in compliance. In addition, the Company holds $3.1 million of junior subordinated debentures related to Professional Direct, Inc., a wholly-owned subsidiary acquired in 2007, as well as $15.5 million of junior subordinated debentures related to AIX Holdings, Inc., a wholly-owned subsidiary acquired in 2008. (See also Note 15 – Junior Subordinated Debentures.)

Senior debentures of the Company have a $200.0 million face value, pay interest semi-annually at a rate of 7 5/8% and mature on October 16, 2025. The senior debentures are subject to certain restrictive covenants, including limitations on the issuance or disposition of stock of restricted subsidiaries and limitations on liens. The Company is in compliance with all covenants. The Company also holds $4.0 million in surplus notes which were acquired with the Company’s acquisition of AIX Holdings, Inc.

In June 2007, the Company entered into a $150.0 million committed syndicated credit agreement which expires in June 2010. Borrowings, if any, under this agreement are unsecured and incur interest at a rate per annum equal to, at the Company’s option, a designated base rate or the Eurodollar rate plus applicable margin. The agreement provides covenants, including, but not limited to, maintaining a certain level of equity and a Risk Based Capital ratio in THG’s primary property and casualty companies of at least 175% (based on the Industry Scale). The Company is in compliance with these covenants. The Company had no borrowings under this line of credit during 2008 or 2007. In addition, the Company had no commercial paper borrowings as of December 31, 2008.

Interest expense was $41.0 million in 2008, $40.7 million in 2007 and $40.6 million in 2006, and included interest related to the Company’s senior debentures and junior subordinated debentures. All interest expense is recorded in other operating expenses.

10. FEDERAL INCOME TAXES

Provisions for federal income taxes have been calculated in accordance with the provisions of Statement No. 109. A summary of the federal income tax expense in the Consolidated Statements of Income is shown below:

FOR THE YEARS ENDED DECEMBER 31	2008	2007	2006
(In millions)
Federal income tax expense:
Current	$17.5	$30.1	$54.3
Deferred	62.4	83.1	32.9

	$79.9	$113.2	$87.2

The federal income tax expense attributable to the consolidated results of operations is different from the amount determined by multiplying income before federal income taxes by the statutory federal income tax rate. The sources of the difference and the tax effects of each were as follows:

FOR THE YEARS ENDED DECEMBER 31	2008	2007	2006
(In millions)
Expected federal income tax expense	$57.5	$119.5	$94.9
Valuation allowance	34.2	(0.2)	2.0
Prior years’ federal income tax settlement	(6.4)	—	—
Tax-exempt interest	(3.9)	(4.4)	(6.5)
Tax credits	(2.1)	(3.4)	(3.7)
Dividend received deduction	(0.6)	(0.9)	(1.0)
Changes in other tax estimates	(0.2)	2.5	(1.0)
Other, net	1.4	0.1	2.5

Federal income tax expense	$79.9	$113.2	$87.2

Following are the components of the Company’s deferred tax assets and liabilities.

DECEMBER 31	2008	2007
(In millions)
Deferred tax assets (liabilities)
Capital losses	$223.1	$165.1
Insurance reserves	159.9	158.8
Tax credit carryforwards	134.7	168.7
Investments, net	130.1	9.6
Deferred acquisition costs	(93.3)	(86.4)
Employee benefit plans	91.0	54.5
Software capitalization	(23.3)	(22.4)
Bad debt reserves	1.8	3.4
Other, net	10.0	12.6

	634.0	463.9
Valuation allowance	(348.2)	(163.1)

Deferred tax asset, net	$285.8	$300.8

Gross deferred income tax assets totaled approximately $1.3 billion and $1.2 billion at December 31, 2008 and 2007, respectively. Gross deferred income tax liabilities totaled approximately $1.0 billion and $0.9 billion at December 31, 2008 and 2007, respectively.

At December 31, 2008, the Company’s capital loss carried forward is $647.2 million, including $457.2 million resulting from the sale of our variable life insurance and annuity business in 2005, $10.1 million attributed to FAFLIC discontinued operations and an estimated capital loss related to the sale of FAFLIC of $179.9 million. Although the sale of FAFLIC closed on January 2, 2009, the Company recognized the loss on this sale in accordance with Statement No. 144 in 2008. THG recorded a full valuation allowance against the gross capital losses as it is the Company’s opinion that it is more likely than not that these deferred tax assets will not be realized. The capital loss carryforward and the related valuation allowance attributable to FAFLIC discontinued operations are included in assets held-for-sale. The Company’s capital loss carryforwards expire beginning in 2010. The Company also has additional tax deductions of $1.4 million, for which a full valuation allowance has been recorded, in assets held-for sale. In addition, at December 31, 2008 there were available alternative minimum tax credit carryforwards and low income housing credit carryforwards of $119.0 million and $15.7 million, respectively. The alternative minimum tax credit carryforwards have no expiration date and the low income housing credit carryforwards will expire beginning in 2024. The Company believes, based on objective evidence, the remaining deferred tax assets will be realized.

The Company or its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company and its subsidiaries are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2005. In 2008, the Company received written notification from the Internal Revenue Service (“IRS”) Appeals Division that the Joint Committee on Taxation had completed its review of tax years 1995 through 2001 and found no exceptions. This settlement resulted in a tax benefit of $8.3 million recorded as a component of Net Income in the Consolidated Statement of Income and is comprised of a $6.4 million adjustment to Federal Income Tax Expense and a $1.9 million benefit to Discontinued Operations. The IRS audit of the years 2005 and 2006 commenced in December 2007. The Company and its subsidiaries are still subject to U.S. state income tax examinations by tax authorities for years after 1998.

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

The table below provides a reconciliation of the beginning and ending unrecognized tax benefits as follows:

FOR THE YEARS ENDED DECEMBER 31	2008	2007
(In millions)
Balance at beginning of year	$27.7	$82.9
Additions based on tax positions related to the current year	0.1	0.1
Additions for tax positions of prior years	0.3	5.8
Reductions for tax positions of prior years	(8.2)	(53.3)
Settlements	(19.1)	(7.8)

Balance at end of year	$0.8	$27.7

Included in the December 31, 2008 balance is a receivable of $3.6 million for tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, a change in the timing of deductions would not impact the annual effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits in federal income tax expense. As part of the settlement of the 1995 through 2001 audit period, the Company reduced its accrued interest by $34.8 million. The Company had accrued $0.6 million and $35.4 million of interest as of December 31, 2008 and 2007, respectively. The Company has not recognized any penalties associated with unrecognized tax benefits.

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

Effective December 31, 2006, the Company adopted Statement No. 158. As noted in Note 1M – “New Accounting Pronouncements,” this statement required the Company to recognize the funded status of its defined benefit plans in its Consolidated Balance Sheet as of December 31, 2006. The funded status is measured as the difference between the fair value of plan assets and the projected benefit obligation (“PBO”) of the Company’s defined benefit plans. Statement No. 158 requires the aggregation of all overfunded plans separately from all underfunded plans. As of December 31, 2008, the Company’s defined benefit plans were all underfunded.

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

The Company measures the funded status of its plans as of the date of its year-end statement of financial position. The Company utilizes a measurement date of December 31st to determine its benefit obligations, consistent with the date of its Consolidated Balance Sheets. Weighted-average assumptions used to determine pension benefit obligations are as follows:

DECEMBER 31	2008	2007	2006
Discount rate (1)	6.63%	6.38%	5.88%
Cash balance interest crediting rate	5.00%	5.00%	5.00%

(1)	In 2007, the discount rate utilized for the non-qualified plans was 6.25%. The discount rate for the other time periods is consistent with the qualified plan.

The Company utilizes a measurement date of January 1st to determine its periodic pension costs. Weighted-average assumptions used to determine net periodic pension costs are as follows:

FOR THE YEARS ENDED DECEMBER 31	2008	2007	2006
Discount rate	6.38%	5.88%	5.50%
Expected return on plan assets	7.75%	8.00%	8.25%
Cash balance interest crediting rate	5.00%	5.00%	5.00%

The expected rate of return was determined by using historical mean returns, adjusted for certain factors believed to have an impact on future returns. Specifically, because the allocation of assets between fixed maturities and equities has changed and is expected to continue to shift, as discussed in “Plan Assets” below, the historical mean return has been adjusted downward slightly to reflect this asset mix. The adjusted mean returns were weighted to the plan’s actual asset allocation at December 31, 2008, resulting in an expected rate of return on plan assets for 2008 of 7.75%. The Company reviews and updates, at least annually, its expected return on plan assets based on changes in the actual assets held by the plan.

Plan Assets

The Company utilizes a target allocation strategy, focusing on creating a mix of assets to generate growth in equity, as well as managing expenses and contributions. Various factors were taken into consideration in determining the appropriate asset mix, such as census data, actuarial valuation information and capital market assumptions. During 2007, the Company began shifting plan assets out of equity securities and into fixed income securities. This shift is expected to continue over the next two years, and is ultimately expected to result in a target mix of 70% in fixed income securities and 30% in equity securities. However, for 2009, the target allocations are 40% of the plan assets in equity securities and 60% in fixed income securities and money market funds. The target allocations and actual invested asset allocations for 2008 and 2007 for the Company’s plan assets are as follows:

DECEMBER 31	2008 TARGET LEVELS	2008	2007
Equity securities:
Domestic	39%	33%	44%
International	11%	9%	14%
THG Common Stock	—	2%	1%

Total equity securities	50%	44%	59%

Fixed maturities	49%	55%	40%
Money market funds	1%	1%	1%

Total fixed maturities and money market funds	50%	56%	41%

Total assets	100%	100%	100%

At December 31, 2008 and 2007, approximately 80% and 81%, respectively, of plan assets were invested in non-affiliated commingled funds. Equity securities include 141,462 shares of THG common stock at December 31, 2008 and 2007 with a market value of $6.1 million and $6.5 million, respectively. Additionally, included in fixed maturities and money market funds at December 31, 2008 and 2007 were $62.5 million and $76.6 million, respectively, of separate account assets held in FAFLIC.

Obligations and Funded Status

The Company recognizes the current net underfunded status of its plans in its Consolidated Balance Sheet. Changes in the funded status of the plans are reflected as components of accumulated other comprehensive loss or income. The components of accumulated other comprehensive loss or income are reflected as either a net actuarial gain or loss, a net prior service cost or a net transition asset. The following table reflects the benefit obligations, fair value of plan assets and funded status of the plans at December 31, 2008 and 2007.

DECEMBER 31	2008	2007
(In millions)
Accumulated benefit obligation	$532.0	$528.7

Change in benefit obligation:
Projected benefit obligation, beginning of year	$528.7	$509.9
Adjustment for census changes	—	46.1

Adjusted projected benefit obligation, beginning of year	528.7	556.0
Service cost – benefits earned during the year	0.1	0.1
Interest cost	32.8	31.7
Actuarial losses (gains)	5.9	(24.8)
Benefits paid	(35.5)	(34.3)

Projected benefit obligation, end of year	532.0	528.7

Change in plan assets:
Fair value of plan assets, beginning of year	441.7	392.8
Actual return on plan assets	(89.0)	30.1
Company contribution	21.3	53.1
Benefits paid	(35.5)	(34.3)

Fair value of plan assets, end of year	338.5	441.7

Funded status of the plan	$(193.5)	$(87.0)

Pension plan participant information, referred to as census data, is maintained by a third party recordkeeper. Census data is an important component in the Company’s estimate of actuarially determined PBO and expense under Statement No. 87. During the third quarter of 2007, the Company detected errors in the census data provided by its external recordkeeper and initiated a detailed review of current and certain historical pension census data. As a result of this review, the Company recorded an increase in its PBO related to years prior to December 31, 2006 of $46.1 million. This resulted in additional pension expense related to prior years of $6.0 million and a $40.1 million decrease in the Company’s Consolidated Other Comprehensive Income. These items were reflected as adjustments in 2007.

Components of Net Periodic Pension Cost

Components of net periodic pension cost were as follows:

FOR THE YEARS ENDED DECEMBER 31	2008	2007	2006
(In millions)
Service cost – benefits earned during the year	$0.1	$0.1	$0.1
Interest cost	32.8	31.7	29.3
Expected return on plan assets	(33.8)	(31.8)	(27.6)
Recognized net actuarial loss	2.6	7.0	12.3
Amortization of transition asset	(1.7)	(1.7)	(1.5)
Amortization of prior service cost	0.1	0.1	0.3
Effect of census data adjustment	—	6.0	—

Net periodic pension cost	$0.1	$11.4	$12.9

The following table reflects the amounts recognized in Accumulated Other Comprehensive Loss relating to the Company’s defined benefit pension plans as of December 31, 2008 and 2007.

	2008	2007
(In millions)
Net actuarial loss	$186.5	$59.3
Net prior service cost	0.2	0.3
Net transition asset	(3.2)	(4.9)

	$183.5	$54.7

The following table reflects the estimated amount that will be amortized from Accumulated Other Comprehensive Loss into net periodic pension cost in 2009:

Estimated Amortization in 2009 Expense (Benefit)
(In millions)
Net actuarial gain	(1.6)
Net prior service cost	—
Net transition asset	26.7

$25.1

The unrecognized net actuarial gains (losses) which exceed 10% of the greater of the projected benefit obligation or the fair value of plan assets are amortized as a component of net periodic pension cost in future years.

Contributions

Based upon current estimates, the Company is required to contribute $13.5 million to its qualified pension plan in 2009 in order to fund its minimum obligation in accordance with ERISA. In addition, the Company expects to contribute $3.4 million to its non-qualified pension plans to fund 2009 benefit payments. At this time, no discretionary contributions are expected to be made to the plans in 2009 and the Company does not expect that any funds will be returned from the plans to the Company during 2009.

Benefit Payments

The Company estimates that benefit payments over the next 10 years will be as follows:

FOR THE YEARS ENDED DECEMBER 31	2009	2010	2011	2012	2013	2014-2018
(In millions)
Qualified pension plan	$35.0	$34.9	$35.5	$36.5	$37.1	$197.2
Non-qualified pension plan	$3.4	$3.4	$3.3	$3.2	$3.3	$16.3

The benefit payments are based on the same assumptions used to measure the Company’s benefit obligations at the end of 2008. Benefit payments related to the qualified plan will be made from plan assets, whereas those payments related to the non-qualified plans will be provided for by the Company.

Defined Contribution Plan

In addition to the defined benefit plans, THG provides a defined contribution 401(k) plan for its employees, whereby the Company matches employee elective 401(k) contributions, up to a maximum percentage. Effective January 1, 2005, coincident with the aforementioned decision to freeze the defined benefit plans, the Company enhanced its 401(k) plan to match 100% of employees’ 401(k) plan contributions up to 5% of eligible compensation. The Company’s expense for this matching provision was $12.0 million, $12.2 million and $11.5 million for 2008, 2007 and 2006, respectively. In addition to this matching provision, the Company makes an annual contribution to employees’ accounts which equalled 2% of the employee’s eligible compensation in 2008 and 3% of eligible compensation in 2007 and 2006. This annual contribution is made regardless of whether the employee contributed to the 401(k) plan, as long as the employee was employed on the last day of the year. The Company’s cost for this additional contribution was $5.4 million, $8.3 million and $7.4 million for 2008, 2007 and 2006, respectively.

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

As described in Note 11 – “Pension Plans”, the Company adopted Statement No. 158 effective December 31, 2006 and as such, has recognized the funded status of its postretirement benefit plans in its Consolidated Balance Sheet. Since these plans are unfunded, the amount recognized in the Consolidated Balance Sheet is equal to the accumulated benefit obligation of these plans. Upon adoption of Statement No. 158, the Company recognized a pre-tax increase in its accumulated other comprehensive loss of $4.5 million and a corresponding increase to its accumulated postretirement cost liability. The components of accumulated other comprehensive loss are reflected in accordance with Statement No. 158 as either a net actuarial gain or loss or a net prior service cost. There were no unrecognized transition assets or obligations associated with these plans.

Obligation and Funded Status

The following table reflects the funded status of these plans:

DECEMBER 31	2008	2007
(In millions)
Change in benefit obligation:
Accumulated postretirement benefit obligation, beginning of year	$57.6	$78.7
Service cost	0.5	1.0
Interest cost	3.2	4.4
Net actuarial gains	(2.9)	(1.8)
Plan amendments	(3.2)	(19.9)
Benefits paid	(5.1)	(4.8)

Accumulated postretirement benefit obligation, end of year	50.1	57.6
Fair value of plan assets, end of year	—	—

Funded status of plans	$(50.1)	$(57.6)

Plan amendments in 2008 resulted in a benefit of $3.2 million compared to a benefit of $19.9 million in 2007. The amendment in 2008 reflects modifications to the level of benefits provided to certain active participants, resulting in decreased plan costs to the Company. The amendments in 2007 reflect modifications to certain retiree contributions and changes to medical plans offered, resulting in decreased plan costs to the Company.

Benefit Payments

The Company estimates that benefit payments over the next 10 years will be as follows:

FOR THE YEARS ENDED DECEMBER 31
(In millions)
2009	$4.9
2010	4.9
2011	4.9
2012	4.8
2013	4.7
2014-2018	22.0

The benefit payments are based on the same assumptions used to measure the Company’s benefit obligation at the end of 2008 and reflect benefits attributable to estimated future service.

Components of Net Periodic Postretirement Benefit Cost

The components of net periodic postretirement benefit cost were as follows:

FOR THE YEARS ENDED DECEMBER 31	2008	2007	2006
(In millions)
Service cost	$0.5	$1.0	$0.9
Interest cost	3.2	4.4	4.3
Recognized net actuarial loss	0.4	0.9	0.8
Amortization of prior service cost	(5.0)	(3.5)	(5.1)

Net periodic postretirement (benefit) cost	$(0.9)	$2.8	$0.9

The following table reflects the balances in Accumulated Other Comprehensive (Income) Loss relating to the Company’s postretirement benefit plans:

DECEMBER 31	2008	2007
(In millions)
Net actuarial loss	$7.6	$10.9
Net prior service cost	(23.7)	(25.5)

	$(16.1)	$(14.6)

The following table reflects the estimated amortization to be recognized in net periodic benefit cost in 2009:

(In millions)	Estimated Amortization in 2009 Expense (Benefit)
Net actuarial loss	$0.3
Net prior service cost	(5.1)

$(4.8)

Assumptions

Statement No. 158 requires that employers measure the funded status of their plans as of the date of their year-end statement of financial position. As such, the Company has utilized a measurement date of December 31, 2008 and 2007, to determine its postretirement benefit obligations, consistent with the date of its Consolidated Balance Sheets. Weighted-average discount rate assumptions used to determine postretirement benefit obligations and periodic postretirement costs are as follows:

FOR THE YEARS ENDED DECEMBER 31	2008	2007
Postretirement benefit obligations discount rate	6.63%	6.25%
Postretirement benefit cost discount rate	6.25%	5.88%

Assumed health care cost trend rates are as follows:

DECEMBER 31	2008	2007
Health care cost trend rate assumed for next year	9%	9%
Rate to which the cost trend is assumed to decline (ultimate trend rate)	5%	5%
Year the rate reaches the ultimate trend rate	2014	2013

Assumed health care cost trend rates have a significant effect on the amounts reported. A one-percentage point change in assumed health care cost trend rates in each year would have the following effects:

	1-PERCENTAGE POINT INCREASE	1-PERCENTAGE POINT DECREASE
(In millions)
Effect on total of service and interest cost during 2008	$0.1	$(0.1)
Effect on accumulated postretirement benefit obligation at December 31, 2008	$0.5	$(0.4)

13. STOCK-BASED COMPENSATION PLANS

On May 16, 2006, the shareholders approved the adoption of The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan (the “Plan”). Key employees, directors and certain consultants of the Company and its subsidiaries are eligible for awards pursuant to the Plan, which is administered by the Compensation Committee of the Board of Directors (the “Committee”) of the Company. Under the Plan, awards may be granted in the form of non-qualified or incentive stock options, stock appreciation rights, performance awards, restricted stock, unrestricted stock, stock units, or any other award that is convertible into or otherwise based on the Company’s stock, subject to certain limits. The Plan authorizes the issuance of 3,000,000 new shares that may be used for awards. In addition, shares of stock underlying any award granted and outstanding under the Company’s Amended Long-Term Stock Incentive Plan (the “1996 Plan”) as of the adoption date of the Plan that are forfeited or cancelled, or expire or terminate, after the adoption date without the issuance of stock become available for future grants under the Plan. As of December 31, 2008, there were 2,733,808 shares available for grants under the Plan. The Company utilizes shares of stock held in the treasury account for option exercises and other awards granted under both plans.

Compensation cost recorded pursuant to Statement No. 123(R) was $11.6 million, $15.5 million and $17.3 million for 2008, 2007 and 2006, respectively. Related tax benefits were $4.1 million, $5.4 million and $6.0 million, respectively.

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

NA – not applicable

Stock Options

Under the Plan (or the 1996 Plan, as applicable), options may be granted to eligible employees, directors or consultants at an exercise price equal to the market price of the Company’s common stock on the date of grant. Option shares may be exercised subject to the terms prescribed by the Committee at the time of grant. Options granted in 2007 and 2006 vest over three years with a 25% vesting rate in each of the first two years and a 50% vesting rate in the final year. Options granted in 2008 vest either over three years with a 25% vesting rate in each of the first two years and a 50% vesting rate in the final year or over four years with a 25% vesting rate in each of the four years. Options must be exercised not later than ten years from the date of grant. For participants who retire and hold options granted under the 1996 Plan that are not yet fully vested, their options (or some portion thereof,) generally become fully vested. Options must be exercised within three years from the date of retirement.

Information on the Company’s stock option plans is summarized below.

For the years ended December 31	2008		2007		2006
(In whole shares and dollars)	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	3,268,912	$41.15	3,855,892	$40.14	5,745,106	$38.45
Granted	126,159	44.81	419,426	47.91	139,872	45.60
Exercised	228,512	35.84	663,167	35.82	1,418,010	31.56
Forfeited or cancelled	44,338	53.23	343,239	48.46	611,076	45.35
Expired	123,400	53.32	—	—	—	—

Outstanding, end of year	2,998,821	$41.02	3,268,912	$41.15	3,855,892	$40.14

Exercisable, end of year	2,550,797	$39.96	2,490,105	$40.55	2,495,970	$41.69

Cash received for options exercised for the years ended December 31, 2008, 2007 and 2006 was $8.2 million, $23.8 million and $44.8 million, respectively. The intrinsic value of options exercised for the years ended December 31, 2008, 2007 and 2006 was $2.5 million, $7.8 million and $23.3 million, respectively.

There was no excess tax benefit realized from options exercised for the year ended December 31, 2008. The excess tax benefits realized from options exercised for the years ended December 31, 2007 and 2006 were $1.2 million and $6.0 million, respectively. The aggregate intrinsic value at December 31, 2008 for shares outstanding and shares exercisable was $15.2 million. At December 31, 2008, the weighted average remaining contractual life for shares outstanding and shares exercisable was 4.8 years and 4.2 years, respectively. Additional information about employee options outstanding and exercisable at December 31, 2008 is included in the following table:

	Options Outstanding			Options Currently Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Lives	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$14.94 to $28.88	393,774	4.59	$22.12	393,774	$22.12
$31.83 to $36.50	578,387	5.96	$36.10	578,387	$36.10
$36.88 to $41.10	491,850	5.23	$36.97	491,850	$36.97
$41.20 to $44.62	431,661	2.97	$44.06	405,805	$44.12
$44.69 to $46.28	225,338	8.16	$45.60	61,543	$46.01
$46.75 to $51.77	365,961	7.75	$48.37	107,588	$48.16
$52.06 to $57.00	511,850	1.39	$55.14	511,850	$55.14

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. For all options granted through December 31, 2008, the exercise price equaled the market price on the grant date. Compensation cost related to options is based upon the grant date fair value and expensed on a straight-line basis over the service period for each separately vesting portion of the option as if the option was, in substance, multiple awards.

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

The weighted average grant date fair value of options granted during the years ended December 31, 2008, 2007 and 2006 was $10.72, $13.18 and $13.73, respectively.

The following significant assumptions were used to determine the fair value for options granted in the years indicated.

	2008	2007	2006
Dividend yield	0.88% to 0.96%	0.62% to 0.69%	0.54% to 0.67%
Expected volatility	22.43% to 30.25%	21.38% to 28.69%	25.04% to 32.93%
Weighted average expected volatility	26.12%	26.97%	30.44%
Risk-free interest rate	2.23% to 3.97%	4.32% to 4.75%	4.63% to 5.09%
Expected term, in years	2.5 to 6	2.5 to 5	2.5 to 5

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

The vesting date fair value of shares that vested during the years ended December 31, 2008, 2007 and 2006 was $3.7 million, $8.5 million and $15.4 million, respectively. As of December 31, 2008, the Company had unrecognized compensation expense of $2.1 million related to unvested stock options that is expected to be recognized over a weighted average period of 1.6 years.

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

In 2008, the Company granted performance-based restricted share units to certain employees. These share units vest after the achievement of certain corporate goals and three years of continued employment. The Company also granted restricted stock units to eligible employees that vest after three years of continued service.

The following table summarizes information about employee nonvested stock, restricted stock units and performance-based restricted share units.

For the years ended December 31	2008		2007		2006
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Restricted stock and restricted stock units:
Outstanding, beginning of year	179,416	$46.79	53,835	$38.82	43,652	$35.73
Granted	334,555	44.50	176,464	44.87	14,183	45.50
Vested	17,588	38.27	14,452	37.97	—	—
Forfeited	25,478	46.56	36,431	44.08	4,000	28.80

Outstanding, end of year	470,905	$45.41	179,416	$46.79	53,835	$38.82

Performance-based restricted stock units:
Outstanding, beginning of year (1)	402,929	$44.16	515,710	$42.22	245,294	$36.23
Granted (1)	127,624	42.40	105,562	42.99	319,143	46.31
Vested	363,313	44.15	139,567	36.20	—	—
Forfeited	2,798	46.04	78,776	43.94	48,727	38.90

Outstanding, end of year (1)	164,442	$46.10	402,929	$44.16	515,710	$42.22

(1)	Performance-based restricted stock units are based upon the achievement of the performance metric at 100%. These units have the potential to range from 0% to 175% of the shares disclosed, which varies based on grant year and individual participation level. Increases or decreases to the 100% target level are reflected as granted in the period in which performance-based stock units are provided to employees. In 2008, 26,004 and 43,640 performance-based stock units were included as granted due to completion levels in excess of 100% for units originally granted in 2006 and 2005, respectively. The weighted average grant date fair value for these awards was $46.28 and $36.34 for 2006 and 2005 grants, respectively. New grants made in 2008 have a weighted average grant date fair value of $45.21. In 2007, 38,067 performance based stock units were included as granted due to completion levels in excess of 100% for units originally granted in 2004. The weighted average grant date fair value for these awards was $36.20.

The intrinsic value, which is equal to the fair value of restricted stock and for restricted stock units vested during the year ended December 31, 2008 was $0.8 million and the intrinsic value of performance-based restricted stock units that vested during 2008 was $15.9 million. The intrinsic value of restricted stock units and performance-based restricted units that vested during the year ended December 31, 2007 were $0.6 million and $6.5 million, respectively. There were no restricted stock, restricted stock units or performance-based restricted stock units that vested during 2006.

At December 31, 2008, the aggregate intrinsic value of restricted stock and restricted stock units was $21.4 million and the weighted average remaining contractual life was 1.9 years. The aggregate intrinsic value of performance based restricted stock units was $7.6 million and the weighted average remaining contractual life was 1.2 years. As of December 31, 2008, there was $17.8 million of total unrecognized compensation cost related to unvested restricted stock, restricted stock units and performance-based restricted stock units. The cost is expected to be recognized over a weighted-average period of 2.0 years. Compensation cost associated with restricted stock, restricted stock units and performance-based restricted stock units is calculated based upon grant date fair value, which is determined using current market prices.

14. EARNINGS PER SHARE

The following table provides share information used in the calculation of the Company’s basic and diluted earnings per share:

DECEMBER 31	2008	2007	2006
(In millions, except per share data)
Basic shares used in the calculation of earnings per share	51.3	51.7	51.5
Dilutive effect of securities:
Employee stock options	0.3	0.4	0.5
Non-vested stock grants	0.1	0.3	0.2

Diluted shares used in the calculation of earnings per share	51.7	52.4	52.2

Per share effect of dilutive securities on income from continuing operations	$(0.02)	$(0.06)	$(0.04)

Per share effect of dilutive securities on net income	$—	$(0.07)	$(0.04)

Options to purchase 1.7 million shares, 1.6 million shares, and 1.3 million shares of common stock were outstanding during 2008, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

15. DIVIDEND RESTRICTIONS

New Hampshire, Michigan and Massachusetts have enacted laws governing the payment of dividends to stockholders by insurers. These laws affect the dividend paying ability of Hanover Insurance, Citizens, and FAFLIC, respectively.

Pursuant to New Hampshire’s statute, the maximum dividends and other distributions that an insurer may pay in any twelve month period, without prior approval of the New Hampshire Insurance Commissioner, is limited to 10% of such insurer’s statutory policyholder surplus as of the preceding December 31. Hanover Insurance declared dividends to its parent, totaling $166.0 million in 2008. No dividends were declared to the parent in 2007 and 2006. During 2009, the maximum allowable dividend and other distributions that can be paid to Hanover Insurance’s parent without prior approval of the New Hampshire Insurance Commissioner is $153.8 million.

Pursuant to Michigan’s statute, the maximum dividends and other distributions that an insurer may pay in any twelve month period, without prior approval of the Michigan Insurance Commissioner, is limited to the greater of 10% of policyholders’ surplus as of December 31 of the immediately preceding year or the statutory net income less net realized gains, for the immediately preceding calendar year. Citizens declared dividends to its parent, Hanover Insurance, totaling $116.0 million, $100.5 million and $119.6 million in 2008, 2007 and 2006, respectively. During 2009, the maximum allowable dividend and other distributions that can be paid by Citizens to Hanover Insurance without prior approval of the Michigan Insurance Commissioner is $72.3 million.

Since FAFLIC has no statutory unassigned funds, it cannot pay dividends without prior approval from the Massachusetts Commissioner of Insurance. In January 2008 and effective December 31, 2006 and with permission from the Massachusetts Commissioner of Insurance, FAFLIC declared dividends of $17.0 million and $40.0 million, respectively, to its parent, THG. FAFLIC declared no dividend in 2007. In connection with the sale of FAFLIC to Commonwealth Annuity, the Massachusetts Division of Insurance approved a pre-close net dividend from FAFLIC consisting of designated assets with a statutory book value of $130.0 million. This dividend was paid January 2, 2009.

16. SEGMENT INFORMATION

The Company’s primary business operations include insurance products and services in three property and casualty operating segments. These segments are Personal Lines, Commercial Lines, and Other Property and Casualty. As of December 31, 2008, due to the sale of FAFLIC on January 2, 2009, the operations of the Life Companies segment have been classified as discontinued operations. Certain ongoing expenses have been reclassified from the Life Companies segment to the Property and Casualty business. In accordance with Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information (“Statement No. 131”), the separate financial information of each segment is presented consistent with the way results are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. A summary of the Company’s reportable segments is included below.

The Property and Casualty group manages its operations through three segments: Personal Lines, Commercial Lines and Other Property and Casualty. Personal Lines includes personal automobile, homeowners and other personal coverages, while Commercial Lines includes commercial multiple peril, commercial automobile, workers’ compensation, and other commercial coverages, such as bonds and inland marine business. In addition, the Other Property and Casualty segment consists of: Opus Investment Management, Inc. (“Opus”), which markets investment management services to institutions, pension funds and other organizations; earnings on holding company assets; as well as voluntary pools in which the Company has not actively participated since 1995. Prior to its sale on June 2, 2008, AMGRO Inc., the Company’s premium financing business, was also included in the Other Property and Casualty segment.

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

Summarized below is financial information with respect to business segments:

FOR THE YEARS ENDED DECEMBER 31	2008	2007	2006
(In millions)
Segment revenues:
Property and Casualty:
Personal Lines	$1,607.4	$1,597.3	$1,511.9
Commercial Lines	1,154.8	1,038.4	952.9
Other Property and Casualty	21.6	47.5	47.8

Total Property and Casualty	2,783.8	2,683.2	2,512.6
Intersegment revenues	(5.6)	(8.2)	(7.0)

Total segment revenues	2,778.2	2,675.0	2,505.6
Adjustments to segment revenues:
Net realized investment losses	(97.8)	(0.9)	(0.2)

Total revenues	$2,680.4	$2,674.1	$2,505.4

FOR THE YEARS ENDED DECEMBER 31	2008	2007	2006
(In millions)
Segment income before federal income taxes, discontinued operations and cumulative effect of change in accounting principle:

Property and Casualty:
Personal Lines:
GAAP underwriting (loss) income	$(7.7)	$76.5	$62.3
Net investment income	118.9	118.8	108.2
Other income	12.3	12.9	10.8

Personal Lines segment income	123.5	208.2	181.3

Commercial Lines:
GAAP underwriting income	39.8	54.4	7.2
Net investment income	124.4	110.3	105.8
Other income	5.5	4.6	4.7

Commercial Lines segment income	169.7	169.3	117.7

Other Property and Casualty:
GAAP underwriting income (loss)	1.2	(2.9)	(2.2)

Net investment income	14.7	17.2	13.8
Other (expense) income	(6.9)	(9.5)	0.3

Other Property and Casualty segment income	9.0	4.8	11.9

Total Property and Casualty	302.2	382.3	310.9
Interest on corporate debt	(39.9)	(39.9)	(39.9)

Segment income before federal income taxes	262.3	342.4	271.0
Adjustments to segment income:
Net realized investment losses	(97.8)	(0.9)	(0.2)
Other items	(0.1)	—	0.2

Income from continuing operations before federal income taxes and cumulative effect of change in accounting principle	$164.4	$341.5	$271.0

DECEMBER 31	2008	2007
(In millions)	Identifiable Assets
Property and Casualty (1) (3)	$7,645.7	$7,642.0
Assets held-for-sale (2)	1,710.4	2,173.2
Intersegment eliminations (3)	(125.9)	0.4

Total	$9,230.2	$9,815.6

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

(3)	The 2008 balance includes a $120.6 million dividend receivable from FAFLIC to the holding company, which was paid in January 2009.

DISCONTINUED OPERATIONS – FAFLIC BUSINESS

During 2008, in accordance with Statement No. 144, and as a result of the sale of FAFLIC, the Company classified the remaining operations of its life business as discontinued and the related assets and liabilities have been reflected as held-for-sale (see Note 3 for further discussion of the FAFLIC sale transaction). As of December 31, 2008, related assets of $1,710.4 million, net of the related valuation allowance, have been aggregated and classified as held-for-sale on the Consolidated Balance Sheets and related liabilities of $1,627.6 million have been aggregated and classified as liabilities held-for-sale on the Consolidated Balance Sheets. Prior year’s assets and liabilities of $2,173.2 million and $2,002.5 million, respectively, have also been reclassified as held-for-sale.

Discontinued Operations – Accident and Health Insurance Business

During 1999, the Company exited its accident and health insurance business, consisting of its Employee Benefit Services (“EBS”) business, its Affinity Group Underwriters business and its accident and health assumed reinsurance pool business. Prior to 1999, these businesses comprised substantially all of the former Corporate Risk Management Services segment. Accordingly, the operating results of the discontinued segment have been reported in accordance with Accounting Principles Board Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB Opinion No. 30”). In 1999, the Company recorded a $30.5 million loss, net of taxes, on the disposal of this segment, consisting of after-tax losses from the run-off of the accident and health business of approximately $46.9 million, partially offset by net proceeds from the sale of the EBS business of approximately $16.4 million. Subsequent to the measurement date of June 30, 1999, approximately $36.2 million of the aforementioned $46.9 million loss has been generated from the operations of the discontinued business and net proceeds of $12.5 million were received from the sale of the EBS business.

Coincident with the sale of FAFLIC to Commonwealth Annuity, Hanover Insurance and FAFLIC entered into a reinsurance agreement, whereby Hanover Insurance assumed FAFLIC’s discontinued accident and health insurance business.

17. LEASE COMMITMENTS

Rental expenses for operating leases amounted to $16.9 million, $17.4 million, and $17.0 million in 2008, 2007 and 2006, respectively. These expenses relate primarily to building leases of the Company. At December 31, 2008, future minimum rental payments under non-cancelable operating leases, including those related to the Company’s restructuring activities, were approximately $35.9 million, payable as follows: 2009 - $12.5 million; 2010 - $9.1 million; 2011 - $7.2 million; 2012 - $4.1 million and $3.0 million thereafter. It is expected that in the normal course of business, leases that expire may be renewed or replaced by leases on other property and equipment.

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

The Company is subject to concentration of risk with respect to reinsurance ceded to various residual market mechanisms. As a condition to conduct certain business in various states, the Company is required to participate in residual market mechanisms and pooling arrangements which provide insurance coverages to individuals or other entities that are otherwise unable to purchase such coverage voluntarily. These market mechanisms and pooling arrangements include, among others, the Michigan Catastrophic Claims Association (“MCCA”). Funding for MCCA comes from assessments against automobile insurers based upon their proportionate market share of the state’s automobile liability insurance market. Insurers are allowed to pass along this cost to Michigan automobile policyholders. The Company ceded to the MCCA premiums earned and losses and LAE of $60.9 million and $129.8 million in 2008, $70.1 million and $84.6 million in 2007, and $74.3 million and $118.8 million in 2006, respectively. At December 31, 2008, MCCA represented at least 10% of the Company’s reinsurance assets.

Reinsurance recoverables related to MCCA were $613.8 million and $557.7 million at December 31, 2008 and 2007, respectively. Because the MCCA is supported by assessments permitted by statute, and there have been no significant uncollectible balances from MCCA identified during the three years ending December 31, 2008, the Company believes that it has no significant exposure to uncollectible reinsurance balances from this entity.

Additionally, at December 31, 2008, 2007 and 2006 FAFLIC had ceded $106.9 million, $92.0 million and $105.4 million, respectively, of its variable universal life insurance and annuity business pursuant to a reinsurance agreement with Commonwealth Annuity (See Note 3 – Sale of Variable Life Insurance and Annuity Business on pages 83 and 84 of this Form 10-K). THG has also indemnified Commonwealth Annuity with respect to their reinsurance recoverables related to the universal life insurance business which was previously ceded under a 100% coinsurance agreement. This reinsured business was sold as part of the January 2, 2009 sale of FAFLIC to Commonwealth Annuity. Additionally, coincident with the sale of FAFLIC, Hanover and FAFLIC entered into a reinsurance contract whereby Hanover assumed FAFLIC’s discontinued accident and health business.

The effects of reinsurance were as follows:

FOR THE YEARS ENDED DECEMBER 31	2008	2007	2006
(In millions)
Property and casualty premiums written:
Direct	$2,715.0	$2,670.5	$2,565.9
Assumed	22.6	29.9	37.2
Ceded	(219.6)	(285.1)	(296.0)

Net premiums written	$2,518.0	$2,415.3	$2,307.1

Property and casualty premiums earned:
Direct	$2,700.0	$2,624.4	$2,470.0
Assumed	26.8	32.8	42.9
Ceded	(241.9)	(285.2)	(293.7)

Net premiums earned	$2,484.9	$2,372.0	$2,219.2

Life and accident and health insurance premiums:
Direct	$28.0	$36.8	$39.9
Assumed	0.2	0.3	0.4
Ceded	(2.6)	(4.3)	(4.9)

Net premiums	$25.6	$32.8	$35.4

Property and casualty benefits, claims, losses and loss adjustment expenses:
Direct	$1,790.0	$1,610.0	$1,559.9
Assumed	19.2	27.8	14.6
Ceded	(183.0)	(180.4)	(187.4)

Net policy benefits, claims, losses and loss adjustment expenses	$1,626.2	$1,457.4	$1,387.1

Life and accident and health insurance policy benefits, claims, losses and loss adjustment expenses (1):
Direct	$94.7	$101.2	$123.4
Assumed	0.7	(0.6)	(2.1)
Ceded	(25.7)	(10.9)	(33.1)

Net policy benefits, claims, losses and loss adjustment expenses	$69.7	$89.7	$88.2

(1)	Reinsurance activity related to our life and accident and health business is reflected as a component of discontinued operations.

19. DEFERRED POLICY ACQUISITION COSTS

Changes to the deferred policy acquisition asset are as follows:

FOR THE YEARS ENDED DECEMBER 31	2008	2007	2006
(In millions)
Balance at beginning of year	$246.8	$228.4	$201.9
Acquisition expenses deferred	576.1	542.0	502.9
Amortized to expense during the year	(556.2)	(523.6)	(476.4)

Balance at end of year	$266.7	$246.8	$228.4

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

The table below provides a reconciliation of the beginning and ending reserve for the Company’s property and casualty unpaid losses and LAE as follows:

FOR THE YEARS ENDED DECEMBER 31	2008	2007	2006
(In millions)
Reserve for losses and LAE, beginning of year	$3,165.8	$3,163.9	$3,458.7
Incurred losses and LAE, net of reinsurance recoverable:
Provision for insured events of current year	1,777.2	1,591.5	1,463.3
Decrease in provision for insured events of prior years	(159.0)	(153.4)	(128.6)
Hurricane Katrina	7.4	17.0	48.6

Total incurred losses and LAE	1,625.6	1,455.1	1,383.3

Payments, net of reinsurance recoverable:
Losses and LAE attributable to insured events of current year	999.9	832.4	730.5
Losses and LAE attributable to insured events of prior years	679.9	630.6	620.8
Hurricane Katrina	32.5	59.3	108.7

Total payments	1,712.3	1,522.3	1,460.0

Change in reinsurance recoverable on unpaid losses	(11.9)	35.4	(218.1)
Purchase of Professionals Direct, Inc.	—	33.7	—
Purchase of Verlan Fire Insurance Company	4.2	—	—
Purchase of AIX Holdings, Inc.	129.9	—	—

Reserve for losses and LAE, end of year	$3,201.3	$3,165.8	$3,163.9

As part of an ongoing process, the reserves have been re-estimated for all prior accident years and excluding the development of Hurricane Katrina reserves were decreased by $159.0 million, $153.4 million and $128.6 million (excluding development of Hurricane Katrina reserves) in 2008, 2007 and 2006, respectively. Prior year loss reserve development in 2008, 2007 and 2006 was favorable by $154.4 million, $152.7 million and $118.1 million, respectively. Prior year LAE reserve development was favorable by $4.6 million, $0.7 million and $10.5 million in 2008, 2007 and 2006, respectively. In 2008, 2007 and 2006, the Company increased reserves for Hurricane Katrina by $7.4 million, $17.0 million and $48.6 million, respectively.

The favorable loss reserve development during the year ended December 31, 2008 is primarily the result of lower than expected severity of bodily injury in the personal automobile line, primarily in the 2003 through 2007 accident years, and lower than expected severity of liability claims in the commercial multiple peril line for the 2002 through 2007 accident years. In addition, lower than expected severity in the workers’ compensation line, primarily in the 2003 through 2007 accident years, contributed to the favorable development.

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

The favorable LAE development in 2008 is primarily attributable to improvements in ultimate loss activity on prior accident years, primarily in the commercial multiple peril line. The favorable LAE development in 2007 is primarily attributable to improvements in ultimate loss activity on prior accident years, primarily in the commercial multiple peril line, partially offset by an adverse litigation settlement in the first quarter of 2007, primarily impacting the personal automobile line. The favorable development in 2006 was primarily attributable to the aforementioned improvements in ultimate loss activity on prior accident years which results in the decrease of ultimate loss adjustment expenses related to workers’ compensation and personal automobile bodily injury.

The Company may be required to defend claims related to policies that include environmental damage and toxic tort liability. The table below summarizes direct business asbestos and environmental reserves (net of reinsurance and excluding pools).

FOR THE YEARS ENDED DECEMBER 31	2008	2007	2006
(In millions)
Reserves for losses and LAE, beginning of year	$19.4	$24.7	$24.4
Incurred losses and LAE	(2.3)	(4.5)	2.3
(Reimbursed) paid losses and LAE	(1.4)	0.8	2.0

Reserves for losses and LAE, end of year	$18.5	$19.4	$24.7

Ending loss and LAE reserves for all direct business written by the Company’s property and casualty businesses related to asbestos, environmental damage and toxic tort liability, included in the reserve for losses and LAE, were $18.5 million, $19.4 million and $24.7 million, net of reinsurance of $13.9 million, $11.1 million and $13.8 million in 2008, 2007 and 2006, respectively. During 2008, the Company decreased their asbestos and environmental reserves by $0.9 million, primarily due to a favorable cash recovery from a reinsurer on a prior year environmental claim. During 2007, the Company reduced the asbestos and environmental reserves by $4.5 million. In recent years average asbestos and environmental payments have declined modestly. As a result of the Company’s historical direct underwriting mix of Commercial Lines policies toward smaller and middle market risks, past asbestos, environmental damage and toxic tort liability loss experience has remained minimal in relation to the total loss and LAE incurred experience.

In addition, and not included in the table above, the Company has established loss and LAE reserves for assumed reinsurance pool business with asbestos, environmental damage and toxic tort liability of $58.4 million, $56.9 million and $57.0 million in 2008, 2007 and 2006, respectively. These reserves relate to pools in which the

Company has terminated its participation; however, the Company continues to be subject to claims related to years in which it was a participant. The Company participated in the Excess and Casualty Reinsurance Association voluntary pool during 1950 to 1982, until it was dissolved and put in runoff in 1982. The Company’s percentage of the total pool liabilities varied from 1% to 6% during these years. The Company’s participation in this pool has resulted in asbestos and environmental average paid losses of approximately $2 million annually over the past ten years.

The Company estimates its ultimate liability for asbestos, environmental and toxic tort liability claims, whether resulting from direct business, assumed reinsurance and pool business, based upon currently known facts, reasonable assumptions where the facts are not known, current law and methodologies currently available. Although these outstanding claims are not significant, their existence gives rise to uncertainty and are discussed because of the possibility that they may become significant. The Company believes that, notwithstanding the evolution of case law expanding liability in asbestos and environmental claims, recorded reserves related to these claims are adequate. The asbestos, environmental and toxic tort liability could be revised in the near term if the estimates used in determining the liability are revised, and any such revisions could have a material adverse effect on our results of operations for a particular quarterly or annual period or on our financial position.

In addition to the property and casualty reserves, the Company also has liabilities for future policy benefits, other policy liabilities and outstanding claims, losses and LAE as well as the related reinsurance recoverables, a majority of which relates to the Company’s accident and health business. These reserves are reflected in the balance sheet as liabilities and assets held-for-sale. The cumulative liability, excluding the effect of reinsurance that consists of the Company’s exited individual health business and its discontinued accident and health business, was $279.3 million and $322.1 million at December 31, 2008 and 2007, respectively. Reinsurance recoverables related to this business were $131.0 million and $214.8 million in 2008 and 2007, respectively.

21. COMMITMENTS AND CONTINGENCIES

LITIGATION

Durand Litigation

On March 12, 2007, a putative class action suit captioned Jennifer A. Durand v. The Hanover Insurance Group, Inc., The Allmerica Financial Cash Balance Pension Plan was filed in the United States District Court for the Western District of Kentucky. The named plaintiff, a former employee who received a lump sum distribution from the Company’s Cash Balance Plan at or about the time of her termination, claims that she and others similarly situated did not receive the appropriate lump sum distribution because in computing the lump sum, the Company understated the accrued benefit in the calculation. The Company filed a motion to dismiss on the basis that the plaintiff failed to exhaust administrative remedies, which motion was granted without prejudice in a decision dated November 7, 2007. Plaintiff filed a Notice of Appeal of this dismissal to the United States Court of Appeals for the Sixth Circuit; oral arguments on the plaintiff’s appeal took place on October 28, 2008, and the Company is awaiting the court’s decision. In the Company’s judgment, the outcome is not expected to be material to its financial position, although it could have a material effect on the results of operations for a particular quarter or annual period.

Hurricane Katrina Litigation

The Company has been named as a defendant in various litigations, including putative class actions, relating to disputes arising from damages which occurred as a result of Hurricane Katrina in 2005. As of December 31, 2008, there were approximately 145 such cases. These cases have been filed in both Louisiana state courts and federal district courts. These cases generally involve, among other claims, disputes as to the amount of reimbursable claims in particular cases (e.g. how much of the damage to an insured property is attributable to flood and therefore not covered, and how much is attributable to wind, which may be covered), as well as the scope of insurance coverage under homeowners and commercial property policies due to flooding, civil authority actions, loss of landscaping, business interruption and other matters. Certain of these cases claim a breach of duty of good faith or violations of Louisiana insurance claims handling laws or regulations and involve claims for punitive or exemplary damages.

On August 23, 2007, the State of Louisiana (individually and on behalf of the State of Louisiana, Division of Administration, Office of Community Development) filed a putative class action in the Civil District Court for the Parish of Orleans, State of Louisiana, entitled State of Louisiana, individually and on behalf of State of Louisiana, Division of Administration, Office of Community Development ex rel The Honorable Charles C. Foti, Jr., The Attorney General For the State of Louisiana, individually and as a class action on behalf of all recipients of funds as well as all eligible and/or future recipients of funds through The Road Home Program v. AAA Insurance, et al., No. 07-8970. The complaint named as defendants over 200 foreign and domestic insurance carriers, including THG. Plaintiff seeks to represent a class of current and former Louisiana citizens who have applied for and received or will receive funds through Louisiana’s “Road Home” program. On August 29, 2007, Plaintiff filed an Amended Petition in this case, asserting myriad claims, including claims for breach of: contract, the implied covenant of good faith and fair dealing, fiduciary duty and Louisiana’s bad faith statutes. Plaintiff seeks relief in the form of, among other things, declarations that (a) the efficient proximate cause of losses suffered by putative class members was windstorm, a covered peril under their policies; (b) the second efficient proximate cause of their losses was storm surge, which Plaintiff contends is not excluded under class members’ policies; (c) the damage caused by water entering affected parishes of Louisiana does not fall within the definition of “flood”; (d) the damages caused by water entering Orleans Parish and the surrounding area was a result of man-made occurrence and are properly covered under class members’ policies; (e) many class members suffered total losses to their residences; and (f) many class members are entitled to recover the full value for their residences stated on their policies pursuant to the Louisiana Valued Policy Law. In accordance with these requested declarations, Plaintiff seeks to recover amounts that it alleges should have been paid to policyholders under their insurance agreements, as well as penalties, attorneys’ fees, and costs. The case has been removed to the Federal District Court for the Eastern District of Louisiana.

The Company established its loss and LAE reserves on the assumption that the Company will not have any liability under the “Road Home” or similar litigation, and that the Company will otherwise prevail in litigation as to the causes of certain large losses and not incur extra contractual or punitive damages.

Other Matters

The Company has been named a defendant in various other legal proceedings arising in the normal course of business, including two suits with respect to which the Company is obligated to indemnify Commonwealth Annuity and Goldman Sachs in connection with the sale in 2005 of the Company’s variable life insurance and annuity business, which challenge the Company’s former Life Companies’ imposition of certain restrictions on trading funds invested in separate accounts.

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

Over the past three years, state-sponsored insurers, reinsurers or involuntary pools have increased significantly, particularly those states which have Atlantic or Gulf Coast exposures. As a result, the potential assessment exposure of insurers doing business in such states and the attendant collection risks have increased, particularly, in the Company’s case, in the states of Massachusetts, Louisiana and Florida. Such actions and related regulatory restrictions may limit the Company’s ability to reduce its potential exposure to hurricane related losses. It is possible that other states may take action similar to those taken in the state of Florida, which has significantly restricted the ability to raise rates on homes and other properties, authorized a state sponsored insurer of last resort to compete with private insurers, mandated the use of certain state sponsored reinsurance mechanisms, and subjected insurers writing business in the state to significant assessments in the event such state sponsored entities are unable to fund claims against them. At this time, the Company is unable to predict the likelihood or impact of any such potential assessments or other actions.

In February 2009, the Governor of Michigan called upon every automobile insurer operating in the state to freeze automobile insurance rates for 12 months to allow time for the legislature to enact comprehensive automobile insurance reform. In addition, she endorsed a number of proposals by her appointed Automobile and Home Insurance Consumer Advocate which would, among other things, change the current rate approval process from the current “file and use” system to “prior approval”, mandate “affordable” rates, reduce the threshold for law suits to be filed in “at fault” incidents, and prohibit the use of certain underwriting criteria such as credit scores. The Office of Financial and Insurance Regulation had previously issued regulations prohibiting the use of credit scores to rate personal lines insurance policies, which regulations are the subject of litigation which is expected to be reviewed by the Michigan Supreme Court. At this time, the Company is unable to predict the likelihood of adoption or impact on the business of any such proposals or regulations, but any such restrictions could have an adverse effect on the Company’s results of operations.

From time to time, proposals have been made to establish a federal based insurance regulatory system and to allow insurers to elect either federal or state-based regulation (“optional federal chartering”). In light of the current economic crisis and the focus on increased regulatory controls, particularly with regard to financial institutions, the Company expects renewed interest in such proposals. The Company cannot predict the impact that any such change will have on the business.

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

Residual Markets

The Company is required to participate in residual markets in various states, which generally pertains to high risk insureds, disrupted markets or lines of business or geographic areas where rates are regarded as excessive. The results of the residual markets are not subject to the predictability associated with the Company’s own managed business, and are significant to the workers’ compensation line of business, the homeowners line of business and both the personal and commercial automobile lines of business.

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

Statutory net income and surplus are as follows:

(In millions)	2008	2007	2006
Statutory Net Income
Property and Casualty Companies - Combined	$142.5	$248.0	$209.8
First Allmerica Financial Life Insurance Company	33.1	17.0	13.0
Statutory Shareholders’ Surplus
Property and Casualty Companies - Combined	$1,600.7	$1,670.7	$1,467.8
First Allmerica Financial Life Insurance Company	113.7	163.7	151.8

23. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The quarterly results of operations for 2008 and 2007 are summarized below.

FOR THE THREE MONTHS ENDED
(In millions, except per share data) 2008	March 31	June 30	Sept. 30	Dec. 31
Total revenues	$689.9	$685.0	$642.1	$663.4
Income (loss) from continuing operations (1)	$57.0	$47.9	$(43.5)	$22.8
Net income (loss)	$58.5	$(10.2)	$(61.8)	$34.1
Income (loss) from continuing operations per share: (1)
Basic	$1.10	$0.93	$(0.85)	$0.45
Diluted (2)	$1.09	$0.92	$(0.85)	$0.44
Net income (loss) per share:
Basic	$1.13	$(0.20)	$(1.21)	$0.67
Diluted (2)	$1.12	$(0.20)	$(1.21)	$0.66
Dividends declared per share	$—	$—	$—	$0.45

2007	March 31	June 30	Sept. 30	Dec. 31
Total revenues	$658.6	$665.0	$671.8	$678.7
Income from continuing operations (1)	$59.7	$56.8	$51.5	$60.3
Net income	$63.6	$59.8	$53.9	$75.8
Income from continuing operations per share: (1)
Basic	$1.16	$1.10	$0.99	$1.16
Diluted	$1.15	$1.09	$0.98	$1.15
Net income per share:
Basic	$1.24	$1.16	$1.04	$1.46
Diluted	$1.22	$1.14	$1.03	$1.44
Dividends declared per share	$—	$—	$—	$0.40

(1)	On January 2, 2009, the Company sold the remaining business of its former Life Companies Segment. The results of operations related to this business are reflected as “Discontinued Operations” for all time periods presented. See also Note 2—“Discontinued Operations of FAFLIC Business” and “Discontinued Operations: Life Companies” on pages 42 to 43 of Management’s Discussion and Analysis.
(2)	Per share data for the third quarter represents basic loss per share due to antidilution.

Note:	Due to the use of weighted average shares outstanding when calculating earnings per common share, the sum of the quarterly per common share data may not equal the per common share data for the year.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In conducting our evaluation of the effectiveness of the internal control over financial reporting, the Company excluded the acquisition of AIX Holdings, Inc., which was completed on November 28, 2008. The total assets constitute approximately $350 million or 3.8% of the consolidated assets of the Company at December 31, 2008 and $5.5 million in revenues or less than 1% of consolidated revenues for the period from the November 28, 2008 closing date until December 31,2008. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

ITEM 9B–OTHER INFORMATION

Election of Director

At a meeting of THG’s Board of Directors held on February 23, 2009, and at the recommendation of the Nominating and Corporate Governance Committee, Harriett “Tee” Taggart was elected to the Board of Directors for a term expiring at the 2009 Annual Meeting of Shareholders. Dr. Taggart will serve on THG’s Audit Committee.

Dr. Taggart, 60, currently manages a professional practice, Taggart Associates. From 1983 through 2006, Dr. Taggart was a Partner, Senior Vice President and sector portfolio manager at Wellington Management LLC. Dr. Taggart is a director of Albemarle Corporation and The Lubrizol Corporation, both publicly-traded chemical manufacturers.

The Board has determined that Dr. Taggart is an independent director, based on the independence standards adopted by the Board and the requirements of the New York Stock Exchange.

The Board also nominated Dr. Taggart for re-election to a three-year term commencing at the 2009 Annual Meeting of Shareholders and voted that her nomination be submitted to shareholders for election at such meeting.

Compensatory Arrangements of Certain Officers

At a meeting of the Compensation Committee (the “Committee”) and Committee of Independent Directors (the “CID”) of the Board of Directors of THG held on February 23, 2009, the following actions were taken with respect to the compensation of THG’s Chief Executive Officer (“CEO”) and other “named executive officers” (as that term is defined in Item 402 of Regulation S-K) of the Company.

Approval of 2008 Short-Term Incentive Compensation Program Awards

The Committee approved (and with respect to the CEO such decision was ratified by the CID) the 2008 Short-Term Incentive Compensation Program (the “2008 IC Program”) awards for the Chief Executive Officer and other named executive officers (“NEOs”). The following table lists 2008 IC Program awards approved by the Committee for our CEO and other NEOs:

Executive Officer	Title	2008
Frederick H. Eppinger	President and CEO	$810,000
Marita Zuraitis	President, P&C Companies	$371,000
Eugene M. Bullis	Executive VP and CFO	$300,000
J. Kendall Huber	Sr. VP and General Counsel	$222,000
Gregory Tranter	Sr. VP and Chief Information Officer	$168,750

For each of the NEOs, such award was made exclusively under the 2008 IC Program, based upon the level of achievement of the performance criteria pre-established by the Committee for each such officer.

Approval of the 2009 Short-Term Incentive Compensation Program

The Committee also approved (and with respect to the CEO such decision was ratified by the CID) the 2009 Short-Term Incentive Compensation Program (the “2009 IC Program”) for the Chief Executive Officer and for the Company’s other NEOs. The 2009 IC Program was established pursuant to the Company’s Short-Term Incentive Compensation Plan (Exhibit A to the Company’s Proxy Statement filed with the Commission on April 5, 2004). With respect to the NEOs, the Committee established funding levels for the 2009 IC Program, which may range from zero to a maximum of 200% of target awards, based on operating earnings from the property and casualty business units (segment income) and the level of net written premium growth achieved, subject in each instance to certain adjustments and the exclusion of certain items the Committee has established. Individual awards for the NEOs provide for target awards ranging from 60% to 120% of base salary. Awards will be calculated based on an executive officer’s annual salary as of the end of 2009. Threshold, target and maximum levels of performance are established on which individual award opportunities are based. The amount of each executive officer’s award is dependent on the achievement of the Company’s performance targets and such executive officer’s individual performance. For 2009, awards, if any, are payable in the first fiscal quarter of 2010.

Approval of the 2009 Long-Term Incentive Program

The Committee also approved (and with respect to the CEO such decision was ratified by the CID) the 2009 Long-Term Incentive Program (the “2009 LTIP”) for the Chief Executive Officer and for certain of the Company’s other NEOs. The 2009 LTIP was established pursuant to the Company’s 2006 Long-Term Incentive Plan (filed as Exhibit 10.23 to this Annual Report on Form 10-K) (the “2006 Plan”). As applied to the NEOs, the 2009 LTIP provides for awards of performance-based restricted stock units (“PBRSUs”), time-based restricted stock units (“RSUs”), and Stock Options (“Options”).

The PBRSUs vest 50% on the third anniversary of the date of grant and 50% on the fourth anniversary of the date of grant (provided the NEO remains continuously employed by the Company through such date) and if the Company achieves a specified three-year average (i) segment return on equity, and (ii) net written premium growth rate, for the years 2009-2011 (subject to certain adjustments and excludable items determined by the Committee). Participants must be employees of the Company as of the vesting dates for the PBRSUs to vest, except as otherwise provided with regard to death, disability or change-in-control. The actual PBRSU award may be as low as zero, and as high as 150% of the target award, based on the average return on equity and net written premium growth rate actually achieved for the performance period.

The RSUs vest 50% on the third anniversary of the date of grant and 50% on the fourth anniversary of the date of grant. Participants must be employees of the Company as of the vesting dates for the RSUs to vest, except as otherwise provided with regard to death, disability or change-in-control.

The Options vest 50% on the third anniversary of the date of grant and 50% on the fourth anniversary of the date of grant. Participants must be employees of the Company as of the vesting dates for the Options to vest, except as otherwise provided with regard to disability or change-in-control. Each Option has a ten year term and an exercise price of $34.19 per share, which was the closing price per share of THG’s common stock as reported on the New York Stock Exchange on the date of grant (February 23, 2009).

The following table sets forth the number of PBRSUs (at target), RSUs and Options granted to the following NEOs:

Executive Officer	Title	PBRSUs	RSUs	Options
Frederick H. Eppinger	President and CEO	22,500	22,500	75,000
Marita Zuraitis	President, P&C Companies	6,750	6,750	50,000
J. Kendall Huber	Sr. VP and General Counsel	3,000	3,000	20,000
Gregory Tranter	Sr. VP, Chief Information Officer	3,000	3,000	25,000

Approval of Base Salary Increases

In addition, the Committee also approved base salary increases for the following NEOs:

Executive Officer	Title	2009 Base Salary	Increase from Prior Year
J. Kendall Huber	Sr. VP and General Counsel	$420,000	$25,000

The Company intends to provide additional information regarding other compensation awarded to the NEOs in respect of and during the year ended December 31, 2008 in the proxy statement for its 2009 Annual Meeting of Shareholders.

2009 Annual Meeting

The Board of Directors of The Hanover Insurance Group, Inc. has fixed (i) May 12, 2009 as the date for the 2009 Annual Meeting of Shareholders, and (ii) March 18, 2009 as the record date for determining the shareholders of the Company entitled to notice of and to vote at such Annual Meeting.

PART III

ITEM 10–DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE REGISTRANT

Except for the portion about executive officers and our Code of Conduct which is set forth below, this information is incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2009 to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is biographical information concerning our executive officers.

Bryan D. Allen, 41

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

Eugene M. Bullis, 63

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

Frederick H. Eppinger, Jr., 50

Director, President and Chief Executive Officer

Mr. Eppinger has been Director, President and Chief Executive Officer of THG since joining the Company in 2003. Before joining the Company, Mr. Eppinger was Executive Vice President of Property and Casualty Field and Service Operations for The Hartford Financial Services Group, Inc. Prior to that, he was Senior Vice President of Strategic Marketing from 2000 to 2001 for ChannelPoint, Inc., a firm that provided business-to-business technology for insurance and financial service companies, and was a senior partner at the international consulting firm of McKinsey & Company. Mr. Eppinger led the insurance practice at McKinsey, where he worked closely with chief executive officers of many leading insurers over a period of 15 years, beginning in 1985. Mr. Eppinger began his career as an accountant with the firm then known as Coopers & Lybrand. He is a director of Centene Corporation, a publicly-traded, multi-line healthcare company. Mr. Eppinger is an employee of THG, and therefore is not an independent director.

David J. Firstenberg, 51

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

J. Kendall Huber, 54

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

Gary Y. Kusumi, 62

President, Personal Lines

Mr. Kusumi joined THG as President, Personal Lines in August 2008. From 1998 to 2008, Mr. Kusumi held several positions within the GMAC Insurance Group, last serving as President and Chief Executive Officer of Personal Lines for GMAC Insurance Holdings, Inc. In 1993, he joined American Financial Group as Chief Executive Officer of Leader Insurance Company, and in 1996 transferred to Windsor, an American Financial Group subsidiary, where he served as President for two years. Mr. Kusumi began his insurance career in 1981 with The Progressive Corporation where he served in various management positions.

Andrew Robinson, 43

Senior Vice President, Corporate Development and Strategy

Mr. Robinson has been Senior Vice President, Corporate Development and Strategy since joining the Company in September, 2006. Prior to joining the Company, from 1996 until 2006, Mr. Robinson held a variety of positions at Diamond Consultants, last serving as Managing Director, Global Insurance Practice.

John C. Roche, 45

Vice President, Field Operations, Marketing and Distribution

Mr. Roche has been Vice President, Field Operations since December 2007. From 2006 to 2007, Mr. Roche was Vice President, Underwriting and Product Management, Commercial Lines. From 1994 to 2006, Mr. Roche served in a variety of leadership positions at St. Paul Travelers Companies, Inc., last serving as Vice President Commercial Accounts. Prior to joining St. Paul Travelers Companies, Inc., Mr. Roche served in a variety of underwriting and management positions at Fireman’s Fund Insurance Company and Atlantic Mutual Insurance Company.

Gregory D. Tranter, 52

Senior Vice President and Chief Information Officer

Mr. Tranter has been Senior Vice President since 2006 and was named Corporate Operations Officer in 2007. He has also been the Chief Information Officer of THG since 2000. Mr. Tranter has been a Vice President of THG’s insurance subsidiaries since 1998. Prior to joining THG, Mr. Tranter was Vice President, Automation Strategy of Travelers Property and Casualty Company from 1996 to 1998. Mr. Tranter was employed by Aetna Life and Casualty Company from 1983 to 1996.

Marita Zuraitis, 48

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

NEW YORK STOCK EXCHANGE RULE 303A.12(a)

Our Chief Executive Officer filed his annual certification required by the New York Stock Exchange Rule 303A.12(a) with the New York Stock Exchange on or about May 23, 2008. The certification of our Chief Executive Officer and Chief Financial Officer regarding the quality of our disclosure in this Annual Report on Form 10-K have been filed as Exhibits 31.1 and 31.2.

ITEM 11–EXECUTIVE COMPENSATION

Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 2009, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 12–SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2008 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by security holders	3,843,101	$41.03	2,733,808
Equity compensation plans not approved by security holders	—	—	—

Total	3,843,101	$41.03	2,733,808

(1)

Includes 848,395 shares of Common Stock which may be issued upon vesting of outstanding restricted stock, restricted stock units or performance-based restricted stock units (assuming the maximum award amount). The weighted-average exercise price does not take these awards into account.

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

Additional information related to Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 2009, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 13–CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 2009, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 14–PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 2009, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

PART IV

ITEM 15–EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) FINANCIAL STATEMENTS

The consolidated financial statements and accompanying notes thereto are included on pages 71 to 113 of this Form 10-K.

(a)(2) FINANCIAL STATEMENT SCHEDULES

		Page No. in this Report
I	Summary of Investments—Other than Investments in Related Parties	125

II	Condensed Financial Information of Registrant	126-128

III	Supplementary Insurance Information	129

IV	Reinsurance	130

V	Valuation and Qualifying Accounts	131

VI	Supplemental Information Concerning Property and Casualty Insurance Operations	132

(a)(3) EXHIBIT INDEX

Exhibits filed as part of this Form 10-K are as follows:

2.1	Stock Purchase Agreement, dated as of August 22, 2005, between The Goldman Sachs Group, Inc., as Buyer, and Registrant, as Seller (the schedules and exhibits have been omitted pursuant to item 601(b)(2) of Regulation S-K) previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 24, 2005 and incorporated herein by reference.

2.2	Stock Purchase Agreement by and between The Hanover Insurance Group, Inc. and Commonwealth Annuity and Life Company, dated July 30, 2008 (the schedules and exhibits have been omitted pursuant to item 601(b)(2) of Regulation S-K), previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 4, 2008 and incorporated herein by reference.

3.1	Certificate of Incorporation of the Registrant previously filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2006 and incorporated herein by reference.

3.2	Amended By-Laws of the Registrant, previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on November 21, 2006 and incorporated herein by reference.

4.1	Specimen Certificate of Common Stock previously filed as Exhibit 4 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2006 and incorporated herein by reference.

4.2	Form of Indenture relating to the Debentures between the Registrant and State Street Bank & Trust Company, as trustee, previously filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-96764) filed on September 11, 1995 and incorporated herein by reference.

4.3	Form of Global Debenture previously filed as Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2006 and incorporated herein by reference.

4.4	Amended and Restated Declaration of Trust of AFC Capital Trust I dated February 3, 1997 previously filed as Exhibit 2 to the Registrant’s Current Report on Form 8-K filed on February 5, 1997 and incorporated herein by reference.

4.5	Indenture dated February 3, 1997 relating to the Junior Subordinated Debentures of the Registrant previously filed as Exhibit 3 to the Registrant’s Current Report on Form 8-K filed on February 5, 1997 and incorporated herein by reference.

4.6	Series A Capital Securities Guarantee Agreement dated February 3, 1997 previously filed as Exhibit 4 to the Registrant’s Current Report on Form 8-K filed on February 5, 1997 and incorporated herein by reference.

4.7	Common Securities Guarantee Agreement dated February 3, 1997 previously filed as Exhibit 5 to the Registrant’s Current Report on Form 8-K filed on February 5, 1997 and incorporated herein by reference.

+10.1	State Mutual Life Assurance Company of America Excess Benefit Retirement Plan previously filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (No. 33-91766) filed with the Commission on May 1, 1995 and incorporated herein by reference

+10.2	The Hanover Insurance Group Cash Balance Pension Plan previously filed as Exhibit 10.19 to the Registrant’s September 30, 1995 Report on Form 10-Q and incorporated herein by reference

10.3	Form of Accident and Health Coinsurance Agreement between The Hanover Insurance Company, as Reinsurer, and First Allmerica Financial Life Insurance Company (the schedules and certain exhibits have been omitted pursuant to item 601(b)(2) of Regulation S-K) previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 4, 2008 and incorporated by reference herein.

+10.4	The Hanover Insurance Group, Inc. Amended Long-Term Stock Incentive Plan previously filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K filed with the Commission on April 1, 2002 and incorporated herein by reference.

+10.5	Short-Term Incentive Compensation Plan previously filed as Exhibit A to the Registrant’s Proxy Statement (Commission File No. 001-13754) filed with the Commission on April 5, 2004 and incorporated herein by reference.

+10.6	Form of Restricted Share Unit Agreement dated March 1, 2004 previously filed as Exhibit 10.61 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 5, 2004 and incorporated herein by reference.

+10.7	Form of Performance Based Restricted Share Unit Agreement dated March 1, 2004 previously filed as Exhibit 10.62 to the Registrant’s Quarterly Report on Form 10-Q originally filed with the Commission on August 5, 2004 and incorporated herein by reference.

+10.8	Form of Election/Deferral Agreement previously filed as Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K filed with the Commission February 25, 2005 and incorporated herein by reference.

+10.9	The Hanover Insurance Group Amended and Restated Employment Continuity Plan previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 11, 2008 and incorporated herein by reference.

+10.10	Form of Performance Based Restricted Stock Unit Agreement dated February 2006 previously filed as Exhibit 10.72 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2006 and incorporated herein by reference.

+10.11	Description of 2007 Short-Term Incentive Compensation Awards, 2008 Short-Term Incentive Compensation Program and 2008 Long-Term Incentive Program previously filed as Item 9B to the Registrant’s Annual Report on Form 10-K filed on February 27, 2008 and incorporated herein by reference.

+10.12	Form of Non-Qualified Stock Option Agreement under The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 21, 2007 and incorporated herein by reference.

+10.13	Form of Corporate Goals-Based Performance-Based Restricted Stock Unit Agreement under The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 21, 2007 and incorporated herein by reference.

+10.14	Form of Individual Goals-Based Performance-Based Restricted Stock Unit Agreement under The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 21, 2007 and incorporated herein by reference.

+10.15	Form of Incentive Compensation Deferral and Conversion Agreement under The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 21, 2007 and incorporated herein by reference.

+10.16	Form of Restricted Stock Agreement under The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan previously filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 21, 2007 and incorporated herein by reference.

+10.17	Form of Restricted Stock Unit Agreement under The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Stock Plan previously filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 21, 2007 and incorporated herein by reference.

+10.18	Form of Amended and Restated Form of Non-Qualified Stock Option Agreement under The Hanover Insurance Group, Inc. Amended Long-Term Stock Incentive Plan previously filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 21, 2007 and incorporated herein by reference.

10.19	Credit Agreement dated June 21, 2007 among The Hanover Insurance Group, Inc., Deutsche Bank AG New York Branch, as administrative agent, the other lenders named therein, Deutsche Bank Securities, Inc., as sole arranger and bookrunner, Bank of America, N.A., as syndication agent and Citibank, N.A., JPMorgan Chase Bank, N.A., and Sovereign Bank, as co-documentation agents filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 22, 2007 and incorporated herein by reference.

+10.20	Description of 2007-2008 Non-Employee Director Compensation previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2007 and incorporated herein by reference.

+10.21	Offer Letter dated November 6, 2007 between the Registrant and Eugene M. Bullis previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2007 and incorporated herein by reference.

+10.22	Description of 2008 Incentive Compensation Deferral and Conversion Program previously filed as Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K filed on February 27, 2008 and incorporated herein by reference.

+10.23	The Hanover Insurance Group 2006 Long-Term Incentive Plan previously filed as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K filed on February 27, 2008 and incorporated herein by reference.

+10.24	Description of 2008-2009 Non-Employee Director Compensation previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2008 and incorporated herein by reference.

+10.25	Offer Letter, dated August 14, 2003, between the Registrant and Frederick H. Eppinger, Jr., as amended December 10, 2008.

+10.26	The Hanover Insurance Group, Inc. Amended and Restated Non-Qualified Retirement Savings Plan.

+10.27	The Hanover Insurance Group Retirement Savings Plan, as amended.

+10.28	The Hanover Insurance Group, Inc. Non-Employee Director Deferral Plan.

+10.29	The Hanover Insurance Group, Inc. 2009 Short-Term Incentive Compensation Deferral and Conversion Program.

+10.30	Description of 2008 Short-Term Incentive Compensation Awards, 2009 Short-Term Incentive Compensation Program and 2009 Long-Term Incentive Program filed as Item 9B to this report.

+10.31	Restricted Stock Unit Agreement under The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan.

+10.32	Performance-Based Restricted Stock Unit Agreement under The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan.

+10.33	Non-Qualified Stock Option Agreement under The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan.

+10.34	IRC Section 162(m) Deferral Letter for Certain Executive Officers of the Registrant.

21	Subsidiaries of THG.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney.

31.1	Certification of the Chief Executive Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Internal Revenue Service Ruling dated April 15, 1995 previously filed as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-91766) filed with the Commission on May 1, 1995 and incorporated herein by reference.

99.2	Important Factors Regarding Forward-Looking Statements.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HANOVER INSURANCE GROUP, INC.
Registrant

Date: February 27, 2009	By:	/S/ FREDERICK H. EPPINGER, JR.
Frederick H. Eppinger, Jr.,
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 27, 2009	By:	/S/ FREDERICK H. EPPINGER, JR.
Frederick H. Eppinger, Jr.,
President, Chief Executive Officer and Director

Date: February 27, 2009	By:	/S/ EUGENE M. BULLIS
Eugene M. Bullis,
Executive Vice President, Chief Financial Officer and Principal Accounting Officer

Date: February 27, 2009	By:	*
Michael P. Angelini,
Chairman of the Board

Date: February 27, 2009	By:	*
P. Kevin Condron,
Director

Date: February 27, 2009	By:	*
Neal F. Finnegan,
Director

Date: February 27, 2009	By:	*
David J. Gallitano,
Director

Date: February 27, 2009	By:	*
Gail L. Harrison,
Director

Date: February 27, 2009	By:	*
Wendell J. Knox,
Director

Date: February 27, 2009	By:	*
Robert J. Murray,
Director

Date: February 27, 2009	By:	*
Joseph R. Ramrath,
Director

Date: February 27, 2009	*By:	/S/ EUGENE M. BULLIS
Eugene M. Bullis,
Attorney-in-fact

SCHEDULE I

THE HANOVER INSURANCE GROUP, INC.

SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES

DECEMBER 31, 2008

(In Millions)

Type of Investment	Cost (1)	Value	Amount at which shown in the balance sheet (2)
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$1,271.5	$1,303.9	$1,303.9
States, municipalities and political subdivisions	758.7	726.9	726.9
Foreign governments	4.6	4.8	4.8
Public utilities	503.8	462.8	462.8
All other corporate bonds	2,887.8	2,624.5	2,624.5
Redeemable preferred stocks	46.7	33.3	33.3

Total fixed maturities	5,473.1	5,156.2	5,156.2

Equity securities:
Common stocks:
Public utilities	2.0	3.9	3.9
Banks, trust and insurance companies	9.8	9.9	9.9
Industrial, miscellaneous and all other	44.0	34.0	34.0

Total equity securities	55.8	47.8	47.8

Mortgage loans on real estate	31.1	XXXXXX	31.1
Policy loans	111.1	XXXXXX	111.1
Other long-term investments (3)	24.2	XXXXXX	26.3

Total investments	5,695.3	XXXXXX	5,372.5
Less: investments held-for-sale	(1,124.2)	XXXXXX	(1,069.5)

Total investments, excluding held-for-sale	$4,571.1	XXXXXX	$4,303.0

(1)	For equity securities, represents original cost, and for fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums and accretion of discounts.
(2)	The separate classifications include investments classified as assets held-for-sale on the balance sheet. Investments held-for-sale are adjusted in total and are reflected as such in this schedule.
(3)	The cost of other long-term investments differs from the carrying value due to market value changes in the Company’s equity ownership of limited partnership investments.

SCHEDULE II

THE HANOVER INSURANCE GROUP, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY ONLY

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31	2008	2007 (1)	2006 (1)
(In millions)
Revenues
Net investment income	$15.2	$17.6	$14.1
Net realized investment gains (losses)	9.0	0.3	(2.5)
Other income	0.6	1.0	2.2

Total revenues	24.8	18.9	13.8

Expenses
Interest expense	40.6	40.6	40.6
Employee benefit related expenses	1.5	7.7	6.9
Other net operating expenses	5.7	2.9	3.4

Total expenses	47.8	51.2	50.9

Net loss before income taxes and equity in net income of unconsolidated subsidiaries	(23.0)	(32.3)	(37.1)
Income tax benefit:
Federal	17.0	11.6	14.6
State	0.1	0.1	0.7
Equity in income of unconsolidated subsidiaries	92.1	259.4	204.7

Income before discontinued operations	86.2	238.8	182.9
Discontinued operations:
Income (loss) from operations of discontinued variable life insurance and annuity business, net of taxes, including gain (loss) on disposal of $12.2 , $8.3 and $(20.4) in 2008, 2007 and 2006	12.2	13.5	(20.4)
(Loss) gain on other discontinued operations	(0.5)	0.8	7.8
Loss on sale of FAFLIC, net of taxes	(77.3)	—	—

Net income	$20.6	$253.1	$170.3

(1)	Prior year amounts have been restated to include certain ongoing expenses previously allocated to FAFLIC, which was sold on January 2, 2009.

The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II (CONTINUED)

THE HANOVER INSURANCE GROUP, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY ONLY

BALANCE SHEETS

DECEMBER 31	2008	2007
(In millions, except share data)
Assets
Fixed maturities – at fair value (amortized cost of $214.4 and $300.2)	$213.9	$302.1
Equity securities – at fair value (cost of $9.3)	9.3	9.3
Cash and cash equivalents	50.4	14.4
Investment in unconsolidated subsidiaries	2,081.5	2,525.8
Net receivable from subsidiaries (1)	45.0	10.1
Net receivable from Goldman Sachs	7.1	21.8
Deferred federal income taxes	26.2	2.8
Other assets	11.0	5.5

Total assets	$2,444.4	$2,891.8

Liabilities
Federal income taxes payable	$5.8	$37.4
Expenses and state taxes payable	18.9	4.4
Liability for legal indemnification	11.3	29.8
Interest payable	12.4	12.4
Long-term debt	508.8	508.8

Total liabilities	557.2	592.8

Shareholders’ Equity
Preferred stock, par value $0.01 per share, 20.0 million shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 300.0 million shares authorized, 60.5 million shares issued	0.6	0.6
Additional paid-in capital	1,803.8	1,822.6
Accumulated other comprehensive loss	(384.8)	(20.4)
Retained earnings	949.8	946.9
Treasury stock at cost (9.6 million and 8.7 million shares)	(482.2)	(450.7)

Total shareholders’ equity	1,887.2	2,299.0

Total liabilities and shareholders’ equity	$2,444.4	$2,891.8

(1)

Included in 2008 was $120.6 million of dividends receivable from FAFLIC to the holding company as a result of the sale of FAFLIC to Goldman Sachs on January 2, 2009. Also included in 2008 was a payable of $76.3 million for contributed capital to be paid by the holding company to the Hanover Insurance Company in 2009.

The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II (CONTINUED)

THE HANOVER INSURANCE GROUP, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY ONLY

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31	2008	2007	2006
(In millions)
Cash flows from operating activities
Net income	$20.6	$253.1	$170.3
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on disposal of FAFLIC	77.3	—	—
(Gain) loss on disposal of variable life insurance and annuity business	(12.2)	(8.3)	20.4
Loss (gain) on other discontinued operations	0.5	(0.8)	(7.8)
Equity in net income of unconsolidated subsidiaries	(92.1)	(254.0)	(198.7)
Dividend received from unconsolidated subsidiaries (1)	117.9	3.1	14.5
Net realized investment (gains) losses	(9.0)	(0.3)	2.5
Deferred federal income tax (benefit) expense	(1.5)	(1.2)	6.8
Change in expenses and taxes payable	13.9	(30.5)	(11.5)
Change in net payable from subsidiaries	20.0	10.4	(3.6)
Other, net	(1.6)	(1.8)	(3.2)

Net cash provided by (used in) operating activities	133.8	(30.3)	(10.3)

Cash flows from investing activities
Proceeds from disposals and maturities of available-for-sale fixed maturities	295.0	119.2	57.4
Proceeds from sale of variable life insurance and annuity business, net	13.2	12.7	50.9
Proceeds from sale of Financial Profiles, Inc.	—	—	21.4
Purchase of available-for-sale fixed maturities	(217.4)	(120.5)	(184.8)
Net cash used to acquire AIX Holdings, Inc.	(100.9)	—	—
Net cash used to acquire Verlan Holdings, Inc.	(11.9)	—	—
Other investing activities	(2.8)	—	3.9

Net cash (used in) provided by investing activities	(24.8)	11.4	(51.2)

Cash flow from financing activities
Dividends paid to shareholders	(23.0)	(20.8)	(15.4)
Proceeds from excess tax benefits related to share-based payments	0.3	1.3	6.0
Treasury stock purchased at cost	(58.5)	(1.6)	(200.2)
Exercise of options	8.2	23.8	44.8

Net cash (used in) provided by financing activities	(73.0)	2.7	(164.8)

Net change in cash and cash equivalents	36.0	(16.2)	(226.3)
Cash and cash equivalents, beginning of year	14.4	30.6	256.9

Cash and cash equivalents, end of year	$50.4	$14.4	$30.6

(1)

Amounts reflect cash payments made to the parent company for dividends. Investment assets of $65.1 million, $39.9 million and $53.3 million were also transferred to the parent company in 2008, 2007 and 2006, respectively, to settle dividend balances.

The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE III

THE HANOVER INSURANCE GROUP, INC.

SUPPLEMENTARY INSURANCE INFORMATION

DECEMBER 31, 2008

(In millions)

Segments (1)	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Premiums written
Property and Casualty	$266.7	$3,243.8	$1,246.3	$1.8	$2,484.9	$258.0	$1,626.2	$556.2	$299.2	$2,518.0
Interest on Corporate Debt	—	—	—	—	—	0.7	—	—	40.6	—
Eliminations	—	—	—	—	—	—	—	—	(6.2)	—

Total	$266.7	$3,243.8	$1,246.3	$1.8	$2,484.9	$258.7	$1,626.2	$556.2	$333.6	$2,518.0

DECEMBER 31, 2007
(In millions)
Segments (1)	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Premiums written
Property and Casualty	$246.8	$3,165.8	$1,155.9	$1.9	$2,372.0	$246.3	$1,457.4	$523.6	$319.9	$2,415.3
Interest on Corporate Debt	—	—	—	—	—	0.7	—	—	40.6	—
Eliminations	—	—	—	—	—	—	—	—	(8.9)	—

Total	$246.8	$3,165.8	$1,155.9	$1.9	$2,372.0	$247.0	$1,457.4	$523.6	$351.6	$2,415.3

DECEMBER 31, 2006
(In millions)
Segments (1)	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Premiums written
Property and Casualty	$228.4	$3,163.9	$1,099.9	$2.1	$2,219.2	$227.8	$1,387.1	$476.4	$338.1	$2,307.1
Interest on Corporate Debt	—	—	—	—	—	0.7	—	—	40.6	—
Eliminations	—	—	—	—	—	—	—	—	(7.8)	—

Total	$228.4	$3,163.9	$1,099.9	$2.1	$2,219.2	$228.5	$1,387.1	$476.4	$370.9	$2,307.1

(1)

Results of our former Life Companies segment have been reclassified to Discontinued Operations due to the sale of FAFLIC on January 2, 2009. Additionally, the corresponding assets and liabilities of this business are presented as held-for-sale in our Consolidated Balance Sheets.

SCHEDULE IV

THE HANOVER INSURANCE GROUP, INC.

REINSURANCE

DECEMBER 31

(In millions)

	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
2008 (1)
Premiums:
Property and casualty insurance	$2,700.0	$241.9	$26.8	$2,484.9	1.08%

2007 (1)
Premiums:
Property and casualty insurance	$2,624.4	$285.2	$32.8	$2,372.0	1.38%

2006 (1)
Premiums:
Property and casualty insurance	$2,470.0	$293.7	$42.9	$2,219.2	1.93%

(1)	Premiums related to our former life insurance business have been reclassified to Discontinued Operations due to the sale of FAFLIC on January 2, 2009.

SCHEDULE V

THE HANOVER INSURANCE GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

DECEMBER 31

(In millions)

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
2008
Mortgage loans	$1.0	$—	$—	$—	$1.0
Allowance for doubtful accounts	9.2	5.6	—	9.8	5.0

	$10.2	$5.6	$—	$9.8	$6.0

2007
Mortgage loans	$1.0	$—	$—	$—	$1.0
Allowance for doubtful accounts	9.6	8.2	—	8.6	9.2

	$10.6	$8.2	$—	$8.6	$10.2

2006
Mortgage loans	$1.0	$—	$—	$—	$1.0
Allowance for doubtful accounts	9.7	8.7	—	8.8	9.6

	$10.7	$8.7	$—	$8.8	$10.6

SCHEDULE VI

THE HANOVER INSURANCE GROUP, INC.

SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS

FOR THE YEARS ENDED DECEMBER 31

(In millions)

Affiliation with Registrant	Deferred policy acquisition costs	Reserves for losses and loss adjustment expenses(2)	Discount, if any, deducted from previous column(1)	Unearned premiums(2)	Net premiums earned	Net investment income
Consolidated Property and Casualty Subsidiaries
2008	$264.8	$3,201.3	$—	$1,246.3	$2,484.9	$258.0

2007	$246.8	$3,165.8	$—	$1,155.9	$2,372.0	$246.3

2006	$228.4	$3,163.9	$—	$1,099.9	$2,219.2	$227.8

	Losses and loss adjustment expenses incurred related to		Amortization of deferred policy acquisition expenses	Paid losses and loss adjustment expenses	Net premiums written
	Current year	Prior years
2008	$1,777.2	$(151.6)	$556.2	$1,712.3	$2,518.0
2007	$1,591.5	$(136.4)	$523.6	$1,522.3	$2,415.3
2006	$1,463.3	$(80.0)	$476.4	$1,460.0	$2,307.1

(1)	The Company does not employ any discounting techniques.
(2)

Reserves for losses and loss adjustment expenses are shown gross of $988.2 million, $940.6 million and $889.5 million of reinsurance recoverable on unpaid losses in 2008, 2007 and 2006, respectively. Unearned premiums are shown gross of prepaid premiums of $78.3 million, $58.1 million and $54.6 million in 2008, 2007 and 2006, respectively.