Form 10-Q
period 2009-03-31
HANOVER INSURANCE GROUP, INC.
filed 2009-05-08
CIK 944695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock was 51,130,527 as of May 1, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited) Three Months Ended March 31,
(In millions, except per share data)	2009	2008
REVENUES
Premiums	$632.0	$617.7
Net investment income	64.9	64.6
Net realized investment losses	(6.1)	(0.3)
Fees and other income	8.1	13.3

Total revenues	698.9	695.3

LOSSES AND EXPENSES
Losses and loss adjustment expenses	428.3	380.1
Policy acquisition expenses	143.1	137.4
Other operating expenses	94.2	91.7

Total losses and expenses	665.6	609.2

Income before federal income taxes	33.3	86.1

Federal income tax expense:
Current	12.6	12.9
Deferred	0.5	16.2

Total federal income tax expense	13.1	29.1

Income from continuing operations	20.2	57.0
Discontinued operations (See Note 3):
Gain (loss) from discontinued FAFLIC business (net of income tax benefit of $2.1 in 2008)	5.0	(3.5)
Loss from operations of discontinued accident and health business (net of income tax benefit of $0.1 in 2009)	(3.3)	—
Gain on disposal of variable life and annuity business (net of income tax expense of $0.1 in 2008)	3.9	6.2
Other discontinued operations	—	(1.2)

Net income	$25.8	$58.5

PER SHARE DATA
Basic
Income from continuing operations	$0.40	$1.10
Discontinued operations:
Gain (loss) from discontinued FAFLIC business (net of income tax benefit of $0.04 in 2008)	0.10	(0.07)
Loss from operations of discontinued accident and health business	(0.07)	—
Gain on disposal of variable life and annuity business	0.08	0.12
Other discontinued operations	—	(0.02)

Net income per share	$0.51	$1.13

Weighted average shares outstanding	51.1	51.7

Diluted
Income from continuing operations	$0.39	$1.09
Discontinued operations:
Gain (loss) from discontinued FAFLIC business (net of income tax benefit of $0.04 in 2008)	0.10	(0.07)
Loss from operations of discontinued accident and health business	(0.06)	—
Gain on disposal of variable life and annuity business	0.07	0.12
Other discontinued operations	—	(0.02)

Net income per share	$0.50	$1.12

Weighted average shares outstanding	51.4	52.3

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)	(Unaudited) March 31, 2009	December 31, 2008
ASSETS
Investments:
Fixed maturities, at fair value (amortized cost of $4,517.1 and $4,382.0)	$4,317.8	$4,140.9
Equity securities, at fair value (cost of $97.6 and $97.6)	77.2	76.2
Mortgage loans	30.7	31.1
Other long-term investments	18.1	18.4

Total investments	4,443.8	4,266.6

Cash and cash equivalents	345.8	397.7
Accrued investment income	53.8	52.3
Premiums, accounts and notes receivable, net	584.9	578.5
Reinsurance receivable on paid and unpaid losses and unearned premiums	1,114.8	1,129.6
Deferred policy acquisition costs	264.2	264.8
Deferred federal income taxes	269.3	285.6
Goodwill	169.6	169.9
Other assets	320.6	315.7
Assets of discontinued operations	131.3	1,769.5

Total assets	$7,698.1	$9,230.2

LIABILITIES
Policy liabilities and accruals:
Losses and loss adjustment expenses	$3,156.5	$3,201.3
Unearned premiums	1,237.5	1,246.3
Other policy liabilities	1.8	1.8

Total policy liabilities and accruals	4,395.8	4,449.4

Expenses and taxes payable	614.9	622.3
Reinsurance premiums payable	54.2	61.3
Long-term debt	530.5	531.4
Liabilities of discontinued operations	135.1	1,678.6

Total liabilities	5,730.5	7,343.0

Commitments and contingencies (Note 11)

SHAREHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 20.0 million shares authorized, none issued	—	—
Common stock, $0.01 par value, 300.0 million shares authorized, 60.5 million shares issued	0.6	0.6
Additional paid-in capital	1,802.8	1,803.8
Accumulated other comprehensive loss	(333.1)	(384.8)
Retained earnings	976.3	949.8
Treasury stock at cost (9.6 million shares)	(479.0)	(482.2)

Total shareholders’ equity	1,967.6	1,887.2

Total liabilities and shareholders’ equity	$7,698.1	$9,230.2

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	(Unaudited) Three Months Ended March 31,
(In millions)	2009	2008
PREFERRED STOCK
Balance at beginning and end of period	$—	$—

COMMON STOCK
Balance at beginning and end of period	0.6	0.6

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	1,803.8	1,822.6
Tax (provision) benefit from stock options	(0.1)	0.2
Employee and director stock-based awards	(0.9)	(24.4)

Balance at end of period	1,802.8	1,798.4

ACCUMULATED OTHER COMPREHENSIVE LOSS
NET UNREALIZED (DEPRECIATION) APPRECIATION ON INVESTMENTS AND DERIVATIVE INSTRUMENTS:
Balance at beginning of period	(276.1)	5.5
Net appreciation (depreciation) during the period:
Net appreciation (depreciation) on available-for-sale securities and derivative instruments	48.6	(3.6)
Benefit for deferred federal income taxes	0.2	1.2

	48.8	(2.4)

Balance at end of period	(227.3)	3.1

DEFINED BENEFIT PENSION AND POSTRETIREMENT PLANS:
Balance at beginning of period	(108.7)	(25.9)
Amounts arising in the period	(0.6)	(0.1)
Amortization during the period:
Amount recognized as net periodic benefit cost	5.0	(1.2)
(Provision) benefit for deferred federal income taxes	(1.5)	0.4

	2.9	(0.9)

Balance at end of period	(105.8)	(26.8)

Total accumulated other comprehensive loss	(333.1)	(23.7)

RETAINED EARNINGS
Balance at beginning of period	949.8	946.9
Net income	25.8	58.5
Treasury stock issued for less than cost	(1.4)	(5.6)
Recognition of share-based compensation	2.1	12.8

Balance at end of period	976.3	1,012.6

TREASURY STOCK
Balance at beginning of period	(482.2)	(450.7)
Shares purchased at cost	—	(32.9)
Net shares reissued at cost under employee stock-based compensation plans	3.2	16.4

Balance at end of period	(479.0)	(467.2)

Total shareholders’ equity	$1,967.6	$2,320.7

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited) Three Months Ended March 31,
(In millions)	2009	2008
Net income	$25.8	$58.5

Other comprehensive income (loss):
Available-for-sale securities:
Net appreciation (depreciation) during the period	48.6	(3.3)
Benefit for deferred federal income taxes	0.2	1.1

Total available-for-sale securities	48.8	(2.2)

Derivative instruments:
Net depreciation during the period	—	(0.3)
Benefit for deferred federal income taxes	—	0.1

Total derivative instruments	—	(0.2)

	48.8	(2.4)

Pension and postretirement benefits:
Amounts arising in the period	(0.6)	(0.1)
Amortization recognized as net periodic benefit costs:
Net actuarial loss	6.8	0.3
Prior service cost	(1.4)	(1.1)
Transition asset	(0.4)	(0.4)

Total amortization recognized as net periodic benefit costs	5.0	(1.2)
(Provision) benefit for deferred federal income taxes	(1.5)	0.4

Total pension and postretirement benefits	2.9	(0.9)

Other comprehensive income (loss)	51.7	(3.3)

Comprehensive income	$77.5	$55.2

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Three Months Ended March 31,
(In millions)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$25.8	$58.5
Adjustments to reconcile net income to net cash used in operating activities:
Gain on disposal of variable life and annuity business	(3.9)	(6.2)
Gain from sale of FAFLIC	(5.0)	—
Loss from other discontinued operations	—	1.2
Net realized investment losses	9.3	5.0
Net amortization and depreciation	2.3	4.1
Stock-based compensation expense	2.7	3.4
Amortization of deferred benefit plan costs	5.0	(1.1)
Deferred federal income taxes	0.5	16.2
Change in deferred acquisition costs	0.6	(3.0)
Change in premiums and notes receivable, net of reinsurance premiums payable	(12.6)	(60.4)
Change in accrued investment income	(1.6)	(2.6)
Change in policy liabilities and accruals, net	(43.4)	(67.6)
Change in reinsurance receivable	14.0	31.2
Change in expenses and taxes payable	(58.6)	(56.8)
Other, net	3.4	(3.2)

Net cash used in operating activities	(61.5)	(81.3)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposals and maturities of available-for-sale fixed maturities	511.6	276.6
Proceeds from disposals of equity securities and other investments	—	4.8
Proceeds from mortgages sold, matured or collected	0.4	2.9
Proceeds from collections of installment finance and notes receivable	—	118.7
Proceeds from the sale of FAFLIC	105.8	—
Cash transferred with sale of FAFLIC	(108.1)	—
Net cash used to acquire Verlan Holdings, Inc	—	(2.2)
Purchase of available-for-sale fixed maturities	(624.2)	(214.8)
Purchase of equity securities and other investments	(7.7)	(8.1)
Capital expenditures	(0.1)	(3.9)
Disbursements to fund installment finance and notes receivable	—	(106.9)

Net cash (used in) provided by investing activities	(122.3)	67.1

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of options	0.3	2.5
Proceeds from excess tax benefits related to share-based payments	—	0.1
Change in short term debt	—	37.2
Change in collateral related to securities lending program	0.8	(16.5)
Treasury stock purchased at cost	—	(32.9)

Net cash provided by (used in) financing activities	1.1	(9.6)

Net change in cash and cash equivalents	(182.7)	(23.8)
Net change in cash related to discontinued operations	130.8	57.0
Cash and cash equivalents, beginning of period	397.7	210.6

Cash and cash equivalents, end of period	$345.8	$243.8

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

The interim consolidated financial statements of THG include the accounts of The Hanover Insurance Company (“Hanover Insurance”), and Citizens Insurance Company of America (“Citizens”), THG’s principal property and casualty companies; and certain other insurance and non-insurance subsidiaries. These legal entities conduct their operations through several business segments discussed in Note 8. All significant intercompany accounts and transactions have been eliminated. The Company’s results of operations also included the results of First Allmerica Financial Life Insurance Company (“FAFLIC”) through December 31, 2008. On January 2, 2009, the Company sold FAFLIC to Commonwealth Annuity and Life Insurance Company (“Commonwealth Annuity”) a subsidiary of the Goldman Sachs Group, Inc. (“Goldman Sachs”). Accordingly, the FAFLIC business was classified as a discontinued operation in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement No. 144”) and prior periods in the consolidated Statements of Income have been reclassified to conform to this presentation. Additionally, as of December 31, 2008, a portion of FAFLIC’s accounts were classified as assets and liabilities of discontinued operations in the consolidated Balance Sheets (See Note 3 – Discontinued Operations of FAFLIC Business).

The accompanying interim consolidated financial statements reflect, in the opinion of the Company's management, all adjustments necessary for a fair presentation of the financial position and results of operations. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to current year presentation.

2. New Accounting Pronouncements

Recently Adopted Standards

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 163, Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60 (“Statement No. 163”). Statement No. 163 provides for changes to both the recognition and measurement of premium revenues and claim liabilities for financial guarantee insurance contracts that are within the scope of Statement of Financial Accounting Standards No. 60, Accounting and Reporting by Insurance Enterprises and that do not qualify as a derivative instrument in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement also expands the disclosure requirements related to financial guarantee insurance contracts to include such items as the Company’s method of tracking insured financial obligations with credit deterioration, financial information about the insured financial obligations, and management’s policies for placing and monitoring the insured financial obligations. Statement No. 163 is effective for fiscal years beginning after December 15, 2008, except for certain disclosures related to the insured financial obligations, which were effective for the third quarter of 2008. The Company adopted Statement No. 163 on January 1, 2009. The Company does not have financial guarantee insurance products, and, accordingly the adoption of Statement No. 163 did not have an effect on the Company’s results of operations or financial position.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“Statement No. 141(R)”). This Statement requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with certain exceptions. Additionally, the statement requires changes to the accounting treatment of acquisition related items, including, among other items, transaction costs, contingent consideration, restructuring costs, indemnification assets and tax benefits. Statement No. 141(R) also provides for a substantial number of new disclosure requirements. In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141(R)-1”). This FSP amends and clarifies Statement No. 141(R) to address application issues regarding initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. Statement No. 141(R) and FSP FAS 141(R)-1 are effective for business combinations initiated on or after the first annual reporting period beginning after December 15, 2008. The Company adopted Statement No. 141(R) and FSP FAS 141(R)-1 effective January 1, 2009. The adoption of Statement No. 141(R) and FSP FAS 141(R)-1 did not have an effect on the Company’s financial position or results of operations; however they will likely have an impact on the Company’s accounting for future business combinations, but the effect is dependent upon acquisitions, if any, that are made in the future.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“Statement No. 160”), which establishes new standards governing the accounting for and reporting of noncontrolling interests (previously referred to as minority interests). This statement establishes reporting requirements which include, among other things, that noncontrolling interests be reflected as a separate component of equity, not as a liability. It also requires that the interests of the parent and the noncontrolling interest be clearly identifiable. Additionally, increases and decreases in a parent’s ownership interest that leave control intact shall be reflected as equity transactions, rather than step acquisitions or dilution gains or losses. This statement also requires changes to the presentation of information in the financial statements and provides for additional disclosure requirements. Statement No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company adopted Statement No. 160 as of January 1, 2009. The effect of adopting Statement No. 160 was not material to the Company’s financial position or results of operations.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“Statement No. 157”). This statement creates a common definition of fair value to be used throughout generally accepted accounting principles. Statement No. 157 will apply whenever another standard requires or permits assets or liabilities to be measured at fair value, with certain exceptions. The standard establishes a hierarchy for determining fair value which emphasizes the use of observable market data whenever available. The statement also requires expanded disclosures which include the extent to which assets and liabilities are measured at fair value, the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. In October 2008, the FASB issued FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS No. 157-3”). This FSP clarifies how Statement No. 157 should be applied when valuing securities in markets that are not active. This Statement provides guidance on how companies may use judgment, in addition to market information, in certain circumstances to value assets which have inactive markets. This FSP is effective upon issuance, including prior periods that financial statements have not yet been issued. Statement No. 157 was effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The difference between the carrying amounts and fair values of those financial instruments held at the date this statement is initially applied should be recognized as a cumulative effect adjustment to the opening balance of retained earnings for the fiscal year in which this statement is initially applied. Additionally, in February 2008, the FASB issued Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of Statement No. 157 for all non-recurring fair value measurements of nonfinancial assets and nonfinancial liabilities until the fiscal year beginning after November 15, 2008. As a result, the Company partially applied the provisions of Statement No. 157 upon adoption at January 1, 2008 and adopted the remaining provisions relating to certain nonfinancial assets and liabilities on January 1, 2009. The effect of adopting Statement No. 157 and related FSP FAS No. 157-2 and FAS No. 157-3 for both financial and non-financial assets and liabilities, was not material to the Company’s financial position or results of operations. In April 2009, the FASB issued FSP FAS No. 157-4, Determining Fair Value when the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS No. 157-4”). This FSP provides additional guidance for estimating fair value in accordance with Statement No. 157, when the volume and level of activity for the asset or liability have significantly decreased. The emphasis of the FSP is that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants, under current market conditions. This FSP also further clarifies the guidance to be considered when determining whether or not a transaction is orderly. The FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The Company does not expect the effect of adopting FSP FAS No. 157-4 will be material to its results of operations or financial position. See further disclosure in Note 7 – Fair Value.

Recently Issued Standards

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS No. 115-2 and FAS 124-2”). This FSP replaces current other-than-temporary impairment guidance for debt securities specific to a company’s intent and ability to hold impaired securities. In its consideration of the recognition of an other-than-temporary impairment on a debt security, a company must assess not only its intent to sell the security, but also the likelihood that it will be required to sell the security before the recovery of its cost basis. A company shall also determine the amount of an other-than-temporary impairment that is related to credit losses. Such amounts shall be recognized in the income statement. Other-than-temporary losses related to factors other than credit losses shall be recognized in accumulated other comprehensive income. The FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. For debt securities that were previously impaired, a company shall recognize the cumulative effect of initially applying this FSP as an adjustment to retained earnings. The Company is currently assessing the effect of adopting FSP FAS No. 115-2 and FAS 124-2.

3. Discontinued Operations of FAFLIC Business

On January 2, 2009, THG sold its remaining life insurance subsidiary, FAFLIC, to Commonwealth Annuity, a subsidiary of Goldman Sachs. Approval was obtained from the Massachusetts Division of Insurance for a pre-close dividend from FAFLIC consisting of designated assets with a statutory book value of approximately $130 million. Total proceeds from the sale, including the dividend, were approximately $230 million, net of transaction costs. Additionally, coincident with the sale transaction, Hanover Insurance and FAFLIC entered into a reinsurance contract whereby Hanover Insurance assumed FAFLIC’s discontinued accident and health insurance business. THG has also indemnified Commonwealth Annuity for certain litigation, regulatory matters and other liabilities related to the pre-closing activities of the business transferred.

The Company accounted for the disposal of its FAFLIC business as a discontinued operation in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“Statement No. 144”). For the year ended December 31, 2008, the Company recognized a $77.3 million loss associated with the sale transaction.

The following table summarizes the results for this discontinued business for the periods indicated:

	(Unaudited) Three Months Ended March 31,
(In millions)	2009	2008
Gain (Loss) from discontinued FAFLIC business	$5.0	$(3.5)

For the three months ended March 31, 2009, the Company recognized income from discontinued operations of $5.0 million, primarily resulting from a change in the Company’s estimate of indemnification liabilities related to the sale. Net losses of $3.5 million in the first quarter of 2008 reflect realized investment losses of $4.7 million and segment losses primarily from unfavorable mortality in the traditional line of business. These unfavorable items were partially offset by a $2.1 million tax benefit. Total revenues associated with the FAFLIC business in the first quarter of 2008 were $22.1 million. This business also generated a loss before taxes of $5.6 million during that period.

In connection with the sales transaction, the Company agreed to indemnify Commonwealth Annuity for certain legal, regulatory and other matters that existed as of the sale. Accordingly, the Company established a gross liability in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”) of $9.9 million. As of March 31, 2009, the Company’s total gross FIN 45 liability was $2.6 million. The Company regularly reviews and updates its FIN 45 liability for legal and regulatory matter indemnities. Although the Company believes its current estimate for its FIN 45 liability is appropriate, there can be no assurance that these estimates will not materially increase in the future. Adjustments to this reserve are recorded in the results of the Company in the period in which they are determined.

Included in “Assets of discontinued operations” as of December 31, 2008 were $1,710.4 million of assets that were included in the sale of FAFLIC. Included in “Liabilities of discontinued operations” as of December 31, 2008 were $1,627.6 million of liabilities that were included in the sale of FAFLIC. In accordance with Statement No. 144, the following table details the major assets and liabilities reflected in these captions.

December 31, 2008 (In millions)
Assets:
Cash and investments	$1,182.2
Reinsurance recoverable	241.5
Separate account assets	263.4
Other assets	49.3
Valuation allowance	(26.0)

Total assets	$1,710.4

Liabilities:
Policy liabilities	$1,305.6
Separate account liabilities	263.4
Trust instruments supported by funding obligations	15.0
Other liabilities	43.6

Total liabilities	$1,627.6

4. Other Significant Transactions

On November 28, 2008, the Company acquired AIX Holdings, Inc. (“AIX”) for approximately $100 million, subject to various terms and conditions. AIX is a specialty property and casualty insurer that underwrites and manages program business, utilizing alternative risk transfer techniques.

On June 2, 2008, the Company completed the sale of its premium financing subsidiary, AMGRO Inc., to Premium Financing Specialists, Inc. The Company recorded a gain of $11.1 million related to this sale, which was reflected in the Consolidated Statement of Income as part of Discontinued Operations in the second quarter of 2008.

On March 14, 2008, the Company acquired all of the outstanding shares of Verlan for $29.0 million. Verlan, now referred to as Hanover Specialty Property, is a specialty company providing property insurance to small and medium-sized manufacturing and distribution companies that are highly protected fire risks.

On October 16, 2007, the Company’s Board of Directors authorized a share repurchase program of up to $100 million. Under this repurchase authorization, the Company may repurchase its common stock from time to time, in varying amounts and prices and at such times deemed appropriate, subject to market conditions and other considerations. The Company is not required to purchase any specific number of shares or to make purchases by any certain date under this program. In light of current economic conditions, the Company has not repurchased shares since June 2008.

On December 30, 2005, the Company sold its variable life insurance and annuity business to Goldman Sachs, including the reinsurance of 100% of the variable business of FAFLIC. THG agreed to indemnify Goldman Sachs for certain litigation, regulatory matters and other liabilities related to the pre-closing activities of the business that was sold. The Company accounted for the disposal as a discontinued operation in accordance with Statement No. 144. In the first quarter of 2008, the Company recognized a benefit of $6.2 million, including $5.8 million resulting from the release of liabilities associated with the estimated liabilities for certain contractual indemnities to Goldman Sachs recorded in accordance with FIN 45. The $3.9 million gain in the first quarter of 2009 related to a further change in the Company’s estimate of indemnification liabilities.

5. Federal Income Taxes

Federal income tax expense for the three months ended March 31, 2009 and 2008 has been computed using estimated effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.

In the first quarter of 2009, the Company decreased its valuation allowance related to its deferred tax asset by $14.1 million, from $348.2 million to $334.1 million. The decrease in this valuation allowance resulted primarily from unrealized appreciation of the Company’s investment portfolio offset by realized capital losses. Accordingly, the Company recorded a decrease in valuation allowance of $17.3 million as an adjustment to Accumulated Other Comprehensive Income, partially offset by increases in its valuation allowance of $2.1 million as an adjustment to Federal Income Tax Expense and $1.1 million as an adjustment to Discontinued Operations in its Consolidated Statements of Income.

The Company or its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company and its subsidiaries are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2005. The IRS audits of the years 2005 and 2006 commenced in December 2007. The Company and its subsidiaries are still subject to U.S. state income tax examinations by tax authorities for years after 1998.

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

The components of net periodic benefit cost for pension and other postretirement benefit plans are as follows:

	(Unaudited) Three Months Ended March 31,
(In millions)	2009	2008	2009	2008
	Pension Benefits		Postretirement Benefits
Service cost – benefits earned during the period	$—	$—	$—	$0.2
Interest cost	8.5	8.2	0.7	0.9
Expected return on plan assets	(6.1)	(8.5)	—	—
Recognized net actuarial loss	6.7	0.3	0.1	0.1
Amortization of transition asset	(0.4)	(0.4)	—	—
Amortization of prior service cost	—	—	(1.4)	(1.1)

Net periodic cost (benefit)	$8.7	$(0.4)	$(0.6)	$0.1

In April 2009 the Company contributed $30 million to its qualified plan related to the 2008 plan year. Approximately $18 million of this contribution is discretionary.

7. Fair Value

Effective January 1, 2008, the Company adopted Statement No. 157 as it relates to its financial assets and liabilities. Statement No. 157 provides for a standard definition of fair value to be used in new and existing pronouncements. Statement No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability, i.e., exit price, in an orderly transaction between market participants and also establishes a hierarchy for determining fair value, which emphasizes the use of observable market data whenever available. The three broad levels defined by the hierarchy are as follows, with the highest priority given to Level 1 as these are the most reliable, and the lowest priority given to Level 3:

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

The Company performs a review of the fair value hierarchy classifications on a quarterly basis. Changes in the observability of valuation inputs may result in the reclassification of certain financial assets or liabilities within the fair value hierarchy. Reclassifications related to Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the quarter in which the reclassification occurs. During the quarter ended March 31, 2009, the Company transferred certain assets that were previously classified as Level 3 into Level 2, primarily as a result of changes in the significance of unobservable inputs on the fair value measurement.

The Company currently holds fixed maturity securities and equity securities, and prior to January 2, 2009, the Company also held separate account assets, for which fair value is determined on a recurring basis. The following tables present for each hierarchy level, the Company’s assets that were measured at fair value at March 31, 2009 and December 31, 2008.

	Fair Value at March 31, 2009 (Unaudited)
(in millions)	Total	Level 1	Level 2	Level 3
Fixed Maturities:
U.S. Treasury securities and U.S. Government and agency securities	$293.3	$93.4	$199.9	$—
States and political subdivisions	750.0	—	730.8	19.2
Foreign governments	2.8	—	2.8	—
Corporate fixed maturities	2,085.8	1.0	2,042.7	42.1
Mortgage-backed securities	1,229.2	5.0	1,214.9	9.3

Total fixed maturities (1)	4,361.1	99.4	4,191.1	70.6
Equity securities (2)	65.7	52.6	11.9	1.2

Total investment assets at fair value, including assets of discontinued operations	4,426.8	152.0	4,203.0	71.8
Investment assets of discontinued operations at fair value	(92.0)	(0.1)	(91.9)	—

Total investment assets of continuing operations at fair value	$4,334.8	$151.9	$4,111.1	$71.8

(1)	Excludes $48.7 million of trust preferred capital securities of a THG affiliated entity that are designated as held-to-maturity that are carried at amortized cost.
(2)	Excludes certain investments in equities of unconsolidated affiliates totaling $11.5 million that are carried at cost.

	Fair Value at December 31, 2008
(in millions)	Total	Level 1	Level 2	Level 3
Fixed Maturities:
U.S. Treasury securities and U.S. Government and agency securities	$355.6	$101.4	$254.2	$—
States and political subdivisions	726.9	—	718.3	8.6
Foreign governments	4.8	1.8	3.0	—
Corporate fixed maturities	2,468.4	—	2,414.3	54.1
Mortgage-backed securities	1,529.8	—	1,503.4	26.4

Total fixed maturities (1)	5,085.5	103.2	4,893.2	89.1
Equity securities (2)	64.9	52.9	10.8	1.2
Separate account assets	263.4	263.4	—	—

Total investment assets at fair value, including assets of discontinued operations	5,413.8	419.5	4,904.0	90.3
Investment assets of discontinued operations	(1,250.3)	(304.4)	(940.1)	(5.8)

Total investment assets of continuing operations at fair value	$4,163.5	$115.1	$3,963.9	$84.5

(1)	Excludes $42.2 million of trust preferred capital securities of a THG affiliated entity that are designated as held-to-maturity that are carried at amortized cost.
(2)	Excludes certain investments in equities of unconsolidated affiliates totaling $11.4 million that are carried at cost.

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2009 and 2008.

	(Unaudited) Three Months Ended March 31, 2009			(Unaudited) Three Months Ended March 31, 2008
	Level 3 Assets			Level 3 Assets				Level 3 Liabilities
(in millions)	Fixed Maturities	Equity Securities	Total Assets	Fixed Maturities	Equity Securities	Derivatives	Total Assets	Derivatives
Balance January 1	$89.1	$1.2	$90.3	$30.5	$1.3	$5.8	$37.6	$(1.1)
Total gains (losses):
Included in earnings	0.3	—	0.3	—	—	2.3	2.3	(2.2)
Included in other comprehensive income	(0.5)	—	(0.5)	(0.1)	—	(0.3)	(0.4)	—
Net (redemptions) purchases	(4.8)	—	(4.8)	7.8	—	—	7.8	—
Transfers out of Level 3	(7.7)	—	(7.7)	—	—	—	—	—

Balance March 31, including assets and liabilities of discontinued operations	76.4	1.2	77.6	38.2	1.3	7.8	47.3	(3.3)
Assets and liabilities of discontinued operations	(5.8)	—	(5.8)	(3.3)	—	(7.8)	(11.1)	3.3

Balance March 31, including assets of continuing operations	$70.6	$1.2	$71.8	$34.9	$1.3	$—	$36.2	$—

The table below summarizes losses and gains due to changes in fair value, including both realized and unrealized gains and losses, recorded in net income for Level 3 assets and liabilities for the three months ended March 31, 2009 and 2008.

	(Unaudited) Three Months Ended March 31, 2009			(Unaudited) Three Months Ended March 31, 2008
	Level 3 Assets			Level 3 Assets				Level 3 Liabilities
(in millions)	Fixed Maturities	Equity Securities	Total Assets	Fixed Maturities	Equity Securities	Derivatives	Total Assets	Derivatives
Classification of net realized investment gains (losses) and net change in unrealized depreciation:
Gain (loss) from discontinued FAFLIC business	$—	$—	$—	$—	$—	$2.3	$2.3	$(2.2)
Net realized investment losses	0.3	—	0.3	—	—	—	—	—

Total	$0.3	$—	$0.3	$—	$—	$2.3	$2.3	$(2.2)

8. Other Comprehensive Income

The following table provides a reconciliation of gross unrealized investment gains (losses) to the net balance shown in the Consolidated Statements of Comprehensive Income:

	(Unaudited) Three Months Ended March 31,
(In millions)	2009	2008
Unrealized appreciation (depreciation) on available-for-sale securities:
Unrealized holding gains (losses) arising during period, net of income tax benefit of $0.2 in 2009 and $2.9 in 2008	$39.5	$(5.4)
Less: reclassification adjustment for losses included in net income, net of income tax benefit of $1.8 in 2008	(9.3)	(3.2)

Total available-for-sale securities	48.8	(2.2)

Unrealized depreciation on derivative instruments:
Unrealized holding losses arising during period, net of income tax benefit of $0.1 in 2008	—	(0.2)

Other comprehensive income (loss)	$48.8	$(2.4)

9. Segment Information

The Company’s primary business operations include insurance products and services in three property and casualty operating segments. These segments are Personal Lines, Commercial Lines, and Other Property and Casualty. Personal Lines includes personal automobile, homeowners and other personal coverages, while Commercial Lines includes commercial multiple peril, commercial automobile, workers’ compensation, and other commercial coverages, such as bonds and inland marine business. In addition, the Other Property and Casualty segment consists of: Opus Investment Management, Inc. (“Opus”), which markets investment management services to institutions, pension funds and other organizations; earnings on holding company assets; as well as voluntary pools in which the Company has not actively participated since 1995. Prior to its sale on June 2, 2008, AMGRO Inc., the Company’s premium financing business, was also included in the Other Property and Casualty segment. Additionally, prior to the sale of FAFLIC on January 2, 2009, the operations of the former Life Companies segment was reflected as a separate segment. This business is now reflected as discontinued operations. Certain ongoing expenses were also reclassified from the Life Companies segment to the Property and Casualty business. In accordance with Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information (“Statement No. 131”), the separate financial information of each segment is presented consistent with the way results are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. A summary of the Company’s reportable segments is included below.

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

Summarized below is financial information with respect to business segments:

	(Unaudited) Three Months Ended March 31,
(In millions)	2009	2008
Segment revenues:
Property and Casualty:
Personal Lines	$394.8	$403.2
Commercial Lines	304.3	283.6
Other Property and Casualty	6.9	10.9

Total Property and Casualty	706.0	697.7
Intersegment revenues	(1.0)	(2.1)

Total segment revenues	705.0	695.6
Adjustments to segment revenues:
Net realized investment losses	(6.1)	(0.3)

Total revenues	$698.9	$695.3

Segment income before federal income taxes and discontinued operations:
Property and Casualty:
Personal Lines:
GAAP underwriting loss	$(26.5)	$(5.2)
Net investment income	27.6	29.7
Other income	2.0	2.6

Personal Lines segment income	3.1	27.1
Commercial Lines:
GAAP underwriting income	15.3	36.1
Net investment income	31.6	30.9
Other income	0.3	1.0

Commercial Lines segment income	47.2	68.0
Other Property and Casualty:
GAAP underwriting loss	—	(1.0)
Net investment income	5.5	3.8
Other net expenses	(6.3)	(1.5)

Other Property and Casualty segment (loss) income	(0.8)	1.3

Total Property and Casualty	49.5	96.4
Interest on corporate debt	(10.0)	(10.0)

Segment income before federal income taxes	39.5	86.4
Adjustments to segment income:
Net realized investment losses	(6.1)	(0.3)
Other items	(0.1)	—

Income from continuing operations before federal income taxes	$33.3	$86.1

Summarized below is financial information with respect to business segments:

	Identifiable Assets
(In millions)	(Unaudited) March 31, 2009	December 31, 2008
Property and Casualty (1)(3)	$7,580.6	$7,586.6
Assets of discontinued operations (2)	131.3	1,769.5
Intersegment eliminations (3)	(13.8)	(125.9)

Total	$7,698.1	$9,230.2

(1)	The Company reviews assets based on the total Property and Casualty Group and does not allocate between the Personal Lines, Commercial Lines and Other Property and Casualty segments. Included in the Property and Casualty group’s assets as of December 31, 2008 are those assets which were being retained by the Company subsequent to the sale of FAFLIC.
(2)	March 31, 2009 includes assets related to the Company’s discontinued accident and health insurance business. December 31, 2008 includes both the assets which were sold to Commonwealth Annuity as part of the FAFLIC sale on January 2, 2009 and those related to the Company’s discontinued accident and health insurance business.
(3)	The 2008 balance includes a $120.6 million dividend receivable from FAFLIC to the holding company, which was paid in January 2009.

Discontinued Operations – FAFLIC Business

On January 2, 2009, FAFLIC was sold to Commonwealth Annuity. In accordance with Statement No. 144 the Company determined that this business qualified as a discontinued operation (see Note 3 for further discussion of the FAFLIC sale transaction). Accordingly, as of December 31, 2008, assets related to the disposition of FAFLIC of $1,710.4 million, net of the related valuation allowance, were aggregated and classified as assets of discontinued operations on the Consolidated Balance Sheets and related liabilities of $1,627.6 million were aggregated and classified as liabilities of discontinued operations on the Consolidated Balance Sheets.

Discontinued Operations – Accident and Health Insurance Business

During 1999, the Company exited its accident and health insurance business, consisting of its Employee Benefit Services (“EBS”) business, its Affinity Group Underwriters business and its accident and health assumed reinsurance pool business. Prior to 1999, these businesses comprised substantially all of the former Corporate Risk Management Services segment. Accordingly, the operating results of the discontinued segment have been reported in accordance with Accounting Principles Board Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB Opinion No. 30”). On January 2, 2009, Hanover Insurance directly assumed a portion of the accident and health business; and therefore continues to apply APB Opinion No. 30 to this business. In addition, the remainder of the FAFLIC accident and health business was reinsured also by Hanover Insurance and has been reported in accordance with Statement No. 144.

At March 31, 2009 and December 31, 2008, the portion of the discontinued accident and health business that was directly assumed had assets of $63.0 million and $59.1 million, respectively, consisting primarily of invested assets and reinsurance recoverables, and liabilities of approximately $44.0 million and $51.0 million, respectively, consisting primarily of policy liabilities. At March 31, 2009 and December 31, 2008, the assets and liabilities of this business, as well as those of the reinsured portion of the accident and health business are classified as assets and liabilities of discontinued operations in the Consolidated Balance Sheets.

10. Stock-based Compensation

Compensation cost recorded pursuant to Statement No. 123(R) and the related tax benefits were as follows:

	(Unaudited) Quarter Ended March 31,
(In millions)	2009	2008
Stock-based compensation expense	$2.7	$3.4
Tax benefit	(0.9)	(1.2)

Stock-based compensation expense, net of taxes	$1.8	$2.2

Stock Options

Information on the Company’s stock option plan activity is summarized below.

	(Unaudited) Three Months Ended March 31, 2009		(Unaudited) Three Months Ended March 31, 2008
(In whole shares and dollars)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	2,998,821	$41.02	3,268,912	$41.15
Granted	520,000	34.19	92,909	44.79
Exercised	10,500	29.64	69,350	35.98
Forfeited or cancelled	26,250	51.18	8,250	53.72
Expired	184,100	52.07	115,400	52.63

Outstanding, end of period	3,297,971	$39.28	3,168,821	$40.91

Restricted Stock and Restricted Stock Units

The following tables summarize activity information about employee restricted stock and restricted stock units:

	(Unaudited) Three Months Ended March 31, 2009		(Unaudited) Three Months Ended March 31, 2008
(In whole shares and dollars)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Restricted stock and restricted stock units:
Outstanding, beginning of period	470,905	$45.41	179,416	$46.79
Granted	273,160	34.22	284,202	45.09
Vested and exercised	4,162	44.58	6,000	35.87
Forfeited	2,518	45.66	2,561	45.16

Outstanding, end of period	737,385	$41.31	455,057	$45.87

Performance-based restricted stock units:
Outstanding, beginning of period (1)	164,442	$46.10	402,929	$44.16
Granted (1)	47,375	34.19	127,624	42.40
Vested and exercised	40,507	46.28	342,757	44.27
Forfeited	—	—	882	50.60

Outstanding, end of period (1)	171,310	$42.15	186,914	$45.64

(1)	Performance based restricted stock units are based upon the achievement of the performance metric at 100%. These units have the potential to range from 0% to 175% of the shares disclosed, which varies based on grant year and individual participation level. Increases or decreases to the 100% target level are reflected as granted in the period in which performance-based stock unit goals are achieved. In 2008, 26,004 and 43,640 performance-based stock units were included as granted due to completion levels in excess of 100% for units originally granted in 2006 and 2005, respectively. The weighted average grant date fair value for these awards was $46.28 and $36.34 for 2006 and 2005 grants, respectively. There were 57,980 shares awarded as new grants made in 2008 which have a weighted average grant date fair value of $45.21.

11. Earnings Per Share

The following table provides share information used in the calculation of the Company’s basic and diluted earnings per share:

	(Unaudited) Three Months Ended March 31,
(In millions, except per share data)	2009	2008
Basic shares used in the calculation of earnings per share	51.1	51.7
Dilutive effect of securities:
Employee stock options	0.1	0.3
Non-vested stock grants	0.2	0.3

Diluted shares used in the calculation of earnings per share	51.4	52.3

Per share effect of dilutive securities on income from continuing operations and net income	$(0.01)	$(0.01)

Diluted earnings per share for the three months ended March 31, 2009 and 2008 excludes 3.1 million and 2.0 million, respectively, of common shares issuable under the Company’s stock compensation plans, because their effect would be antidilutive.

12. Commitments and Contingencies

LITIGATION

Durand Litigation

On March 12, 2007, a putative class action suit captioned Jennifer A. Durand v. The Hanover Insurance Group, Inc., The Allmerica Financial Cash Balance Pension Plan was filed in the United States District Court for the Western District of Kentucky. The named plaintiff, a former employee who received a lump sum distribution from the Company’s Cash Balance Plan at or about the time of her termination, claims that she and others similarly situated did not receive the appropriate lump sum distribution because in computing the lump sum, the Company understated the accrued benefit in the calculation. The Company filed a motion to dismiss on the basis that the plaintiff failed to exhaust administrative remedies, which motion was granted without prejudice in a decision dated November 7, 2007. This decision was reversed by an order dated March 24, 2009 issued by the United States Court of Appeals for the Sixth Circuit, and the case was remanded to the district court. In the Company’s judgment, the outcome is not expected to be material to its financial position, although it could have a material effect on the results of operations for a particular quarter or annual period.

Hurricane Katrina Litigation

The Company has been named as a defendant in various litigations, including putative class actions, relating to disputes arising from damages which occurred as a result of Hurricane Katrina in 2005. As of March 31, 2009, there were approximately 94 such cases. These cases have been filed in both Louisiana state courts and federal district courts. These cases generally involve, among other claims, disputes as to the amount of reimbursable claims in particular cases (e.g. how much of the damage to an insured property is attributable to flood and therefore not covered, and how much is attributable to wind, which may be covered), as well as the scope of insurance coverage under homeowners and commercial property policies due to flooding, civil authority actions, loss of landscaping, business interruption and other matters. Certain of these cases claim a breach of duty of good faith or violations of Louisiana insurance claims handling laws or regulations and involve claims for punitive or exemplary damages.

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

On March 5, 2009, the court issued an Order granting in part and denying in part a Motion to Dismiss filed by defendants. The court dismissed all claims for bad faith and breach of fiduciary duty and all claims for flood damages under policies with flood exclusions or asserted under the Valued Policy Law, but rejected the insurers’ arguments that the purported assignments from individual claimants to the state were barred by anti-assignment provisions in the insurers’ policies. On April 16, 2009, the court denied a Motion for Reconsideration of its ruling regarding the anti-assignment provisions, but certified the issue as ripe for immediate appeal. On April 30, 2009, defendants filed a Petition for Permission to Appeal to the United States Court of Appeals for the Fifth Circuit.

The Company established its loss and LAE reserves on the assumption that it will not have any liability under the “Road Home” or similar litigation, and that the Company will otherwise prevail in litigation as to the causes of certain large losses and not incur extra contractual or punitive damages.

Other Matters

The Company has been named a defendant in various other legal proceedings arising in the normal course of business, including two suits with respect to which the Company is obligated to indemnify Commonwealth Annuity and Goldman Sachs in connection with the sale in 2005 of its variable life insurance and annuity business, which challenge the Company’s former Life Companies’ imposition of certain restrictions on trading funds invested in separate accounts.

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

Over the past three years, state-sponsored insurers, reinsurers or involuntary pools have increased significantly, particularly those states which have Atlantic or Gulf Coast exposures. As a result, the potential assessment exposure of insurers doing business in such states and the attendant collection risks have increased, particularly, in the Company’s case, in the states of Massachusetts, Louisiana and Florida. Such actions and related regulatory restrictions on rate increases, underwriting and the ability to non-renew business may limit the Company’s ability to reduce its potential exposure to hurricane related losses. At this time, the Company is unable to predict the likelihood or impact of any such potential assessments or other actions.

In February 2009, the Governor of Michigan called upon every automobile insurer operating in the state to freeze personal automobile insurance rates for 12 months to allow time for the legislature to enact comprehensive automobile insurance reform. In addition, she endorsed a number of proposals by her appointed Automobile and Home Insurance Consumer Advocate which would, among other things, change the current rate approval process from the current “file and use” system to “prior approval”, mandate “affordable” rates, reduce the threshold for law suits to be filed in “at fault” incidents, and prohibit the use of certain underwriting criteria such as credit-based insurance scores. The Office of Financial and Insurance Regulation (“OFIR”) had previously issued regulations prohibiting the use of credit scores to rate personal lines insurance policies, which regulations are the subject of litigation which is expected to be reviewed by the Michigan Supreme Court. Pending a determination by the Michigan Supreme Court, OFIR is enjoined from disapproving rates on the basis that they are based in part on credit-based insurance scores. At this time, the Company is unable to predict the likelihood of adoption or impact on the business of any such proposals or regulations, but any such restrictions could have an adverse effect on the Company’s results of operations.

From time to time, proposals have been made to establish a federal based insurance regulatory system and to allow insurers to elect either federal or state-based regulation (“optional federal chartering”). In light of the current economic crisis and the focus on increased regulatory controls, particularly with regard to financial institutions, the Company expects renewed interest in such proposals. In fact, several proposals have been introduced to create a system of optional federal chartering and to create federal oversight mechanisms for insurance or insurance holding companies which are systemically important to the United States financial system. The Company cannot predict the impact that any such change will have on its operations or business or on that of the Company’s competitors.

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

PART I

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction	24
Executive Overview	24-25
Description of Operating Segments	26
Results of Operations	26-27
Segment Results	27
Property and Casualty	27-37
Discontinued Operations: Life Companies	37-38
Other Items	38-39
Investment Portfolio	40-46
Income Taxes	46-47
Critical Accounting Estimates	47-50
Other Significant Transactions	50
Statutory Capital of Insurance Subsidiaries	50-51
Liquidity and Capital Resources	51-53
Off-Balance Sheet Arrangements	53
Contingencies and Regulatory Matters	53-55
Rating Agency Actions	55
Risks and Forward-Looking Statements	55
Glossary of Selected Insurance Terms	56-58

Introduction

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist readers in understanding the interim consolidated results of operations and financial condition of The Hanover Insurance Group, Inc. and subsidiaries (“THG”) and should be read in conjunction with the interim Consolidated Financial Statements and related footnotes included elsewhere in this Quarterly Report on Form 10-Q and the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Our results of operations include the accounts of The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America (“Citizens”), our principal property and casualty companies; and certain other insurance and non-insurance subsidiaries. Our results of operations also included the results of First Allmerica Financial Life Insurance Company (“FAFLIC”), our former run-off life insurance and annuity subsidiary through December 31, 2008. On January 2, 2009, we sold FAFLIC to Commonwealth Annuity and Life Insurance Company (“Commonwealth Annuity”), a subsidiary of The Goldman Sachs Group, Inc. (“Goldman Sachs”). As of December 31, 2008 and for all prior periods presented, operations from FAFLIC have been reclassified as discontinued operations. Additionally, as of December 31, 2008, a portion of FAFLIC’s accounts were classified as assets and liabilities of discontinued operations in the Consolidated Balance Sheets.

Executive Overview

Our property and casualty business includes our Personal Lines segment, our Commercial Lines segment and our Other Property and Casualty segment. As noted above, on January 2, 2009, we sold FAFLIC to Commonwealth Annuity. Total net proceeds from the sale after transaction expenses were approximately $230 million. Coincident with the sale transaction, Hanover Insurance and FAFLIC entered into a reinsurance contract whereby Hanover Insurance assumed FAFLIC’s discontinued accident and health insurance business.

Developments during the first quarter of 2009 continue to illustrate that the U.S. and global financial markets and economies are in an unprecedented period of uncertainty and volatility. Although credit spreads began to tighten modestly related to our investment grade industrial and utility corporate bonds, residential mortgage-backed securities and below investment grade securities, they continued to widen in the financial sector of our corporate bond portfolio. Concerns about troubled assets held by financial institutions, as well as the general economic crisis, have resulted in continued uncertainty in the financial services industry and have slowed the industry’s recovery. The ongoing uncertainty in the financial markets and uncertainty around possible implications of governmental funding have also continued to impact credit market liquidity.

Our investment holdings, which totaled $4.8 billion at March 31, 2009, and consist primarily of fixed maturities, and cash and cash equivalents, included securities with net unrealized loss positions of approximately $227 million. Our unrealized loss position declined slightly from December 31, 2008, in part due to the recognition of impairment charges of $16.5 million during the first quarter of 2009. These impairment charges primarily related to credit-related losses on higher yielding below investment grade fixed maturities in the industrial sector and perpetual preferred securities in the financial sector. Additionally, our unrealized loss position improved due to the aforementioned tightening of certain credit spreads.

Approximately 95% of our fixed maturity holdings are investment grade securities. We expect that the capital markets will continue to be volatile in the near-term. There is uncertainty regarding what effect government programs will have on the financial markets and the time that is required for companies to successfully execute meaningful actions that will provide relief to the markets. We believe, however, that recent and ongoing government actions to support the banking and financial sectors, the quality of the assets we hold, and our relatively strong capital position will allow us, over time, to realize the anticipated long-term economic value related to securities we hold that are in an unrealized loss position. Additionally, we have a substantially liquid portfolio with a laddered duration structure which provides for periodic maturities and thus expect to have the ability to hold such securities for the period of time anticipated to allow for a recovery in fair value.

In the first quarter of 2009, we recorded $37.4 million of pre-tax catastrophe losses primarily due to an unusually severe winter. This represents an increase of approximately $18 million compared to the first quarter of 2008. The increased level of claim activity predominantly came from Michigan, our largest market, other Midwestern states, and New England.

During early May 2009, A.M. Best Company upgraded the financial strength ratings of our property and casualty companies, Hanover Insurance and Citizens to an “A” rating from their prior rating of “A-”. A.M. Best also upgraded the rating related to our Senior Debt to “BBB” from a prior rating of “BBB-”. We believe that these upgrades, which occurred at a time of such uncertainty in the financial services industry, reflect the strength of our balance sheet, our solid capital position, and our investments in the business over the past several years. These upgrades are expected to provide access to certain business groups and markets, particularly in Commercial Lines, that have previously not been significant in our mix of business. However, there can be no assurance that the ratings upgrade will produce the results expected.

Personal Lines

In our Personal Lines business, we are focused on making investments that are intended to help us maintain profitability, build a distinctive position in the market and provide us with profitable growth opportunities. Actions we have taken related to catastrophe management in coastal states, including Florida and Louisiana have reduced our growth in premium in our homeowners line; however, we believe these actions have improved our risk profile. Current market conditions continue to be challenging as pricing pressures and economic conditions remain difficult, especially in Michigan, impacting our ability to grow and retain business in this, our largest state, and elsewhere. We are working closely with our partner agents in Michigan to remain a significant writer with strong margins. Also, in 2009 we continued our mix management initiatives relating to our Connections® Auto product to improve the overall profitability of the business. We are focused on reducing our growth in less profitable automobile segments and increasing our multi-car and account business consistent with our strategy. We believe that market conditions will remain challenging and competitive in Personal Lines. Despite these challenges and transitions, we experienced relatively flat growth levels in Personal Lines and expect that trend to continue in 2009 as the industry continues to respond to the difficult economic environment.

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

Commercial Lines

In the Commercial Lines business, the market remains competitive. Price competition requires us to continue to be highly disciplined in our underwriting process to ensure that we grow the business only at acceptable margins. We continue to target, through mid-sized agents, small and first-tier middle markets, which encompass clients whose premiums are generally below $200,000. We also continue to develop our specialty businesses, which on average are expected to offer higher margins over time and enable us to deliver a more complete product portfolio to our agents and policyholders. Our specialty lines now account for approximately one third of our Commercial Lines business. Additional growth in our specialty lines continues to be a significant part of our strategy. Our ongoing focus on expanding our product offerings in specialty businesses was evidenced by our acquisitions of Verlan Holdings, Inc. (“Verlan”), which we market as Hanover Specialty Property, a specialty company providing property insurance to small and medium-sized manufacturing and distribution companies that are highly protected fire risks, AIX Holdings, Inc. (“AIX”), a specialty property and casualty insurance carrier that focuses on underwriting and managing program business that utilizes alternative risk transfer techniques and Professionals Direct, Inc. (“PDI”), which we market as Hanover Professionals, providing professional liability coverage for small to medium-sized legal practices over the past two years. Additionally, we have developed our niche insurance programs, such as for schools, religious institutions and moving and storage companies. We believe these acquisitions and the development of our niche businesses provide us with better breadth and diversification of products and improve our competitive position with our agents.

In January 2009, we introduced another specialty niche for human services organizations such as non-profit youth and community service organizations. As a complimentary initiative, we have established a business focused on management liability, specifically non-profit directors and officers liability, employment practices liability and eventually private company directors and officers liability. In addition, we have made a number of enhancements to our core products and technology platforms that are intended to drive more total account placements in our Small Commercial business, which we believe will enhance margins. Our focus continues to be on improving and expanding our partnerships with agents. We believe our specialty capabilities and small commercial platform, coupled with distinctiveness in the middle market, enables us to deliver significant value to our agents and policyholders in our target markets.

Description of Operating Segments

Our primary business operations include insurance products and services in three property and casualty operating segments. These segments are Personal Lines, Commercial Lines and Other Property and Casualty. Personal Lines includes personal automobile, homeowners and other personal coverages, while Commercial Lines includes commercial multiple peril, commercial automobile, workers’ compensation and other commercial coverages, such as bonds and inland marine business. In addition, the Other Property and Casualty segment consists of: Opus Investment Management, Inc. (“Opus”), which markets investment management services to institutions, pension funds and other organizations; earnings on holding company assets, as well as voluntary pools business in which we have not actively participated since 1995. Prior to its sale on June 2, 2008, Amgro, Inc. (“AMGRO”), our premium financing business was also included in the Other Property and Casualty segment. Additionally, prior to the sale of FAFLIC on January 2, 2009, our operations also included the results of this life insurance and annuity business as a separate segment. We present the separate financial information of each segment consistent with the manner in which our chief operating decision maker evaluates results in deciding how to allocate resources and in assessing performance.

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

Our consolidated net income for the first quarter of 2009 was $25.8 million, compared to $58.5 million for the same period in 2008. The $32.7 million decrease in earnings was primarily due to $46.9 million in lower segment income driven by an increase in catastrophe losses, as well as a decrease in prior year favorable development, In addition, net realized investment losses increased $5.8 million. These decreases in the earnings were partially offset by $16.0 million of lower tax expense related to income from continuing operations.

The following table reflects segment income as determined in accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, and a reconciliation of total segment income to consolidated net income.

	Three Months Ended March 31,
(In millions)	2009	2008
Segment income before federal income taxes:
Property and Casualty
Personal Lines	$3.1	$27.1
Commercial Lines	47.2	68.0
Other Property and Casualty	(0.8)	1.3

Total Property and Casualty	49.5	96.4
Interest expense on corporate debt	(10.0)	(10.0)

Total segment income before federal income taxes	39.5	86.4

Federal income tax expense on segment income	(13.1)	(29.1)
Net realized investment losses	(6.1)	(0.3)
Other non-operating items	(0.1)	—

Income from continuing operations, net of taxes	20.2	57.0
Discontinued operations:
Gain (loss) from discontinued FAFLIC business, net of taxes	5.0	(3.5)
Loss from discontinued accident and health business, net of taxes	(3.3)	—
Gain on disposal of variable life and annuity business, net of taxes	3.9	6.2
Other discontinued operations	—	(1.2)

Net income	$25.8	$58.5

Segment Results

The following is our discussion and analysis of the results of operations by business segment. The segment results are presented before taxes and other items which management believes are not indicative of our core operations, including realized gains and losses.

Property and Casualty

The following table summarizes the results of operations for the Property and Casualty group for the periods indicated:

	Three Months Ended March 31,
(In millions)	2009	2008
Net premiums written	$629.9	$628.5

Net premiums earned	$632.0	$617.7
Net investment income	64.7	64.4
Other income	9.3	15.6

Total segment revenues	706.0	697.7

Losses and LAE	428.3	380.1
Policy acquisition expenses	143.1	137.4
Other operating expenses	85.1	83.8

Total losses and operating expenses	656.5	601.3

Segment income	$49.5	$96.4

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

The Property and Casualty group’s segment income decreased $46.9 million, or 48.7%, to $49.5 million, in the first quarter of 2009, compared to $96.4 million in the first quarter of 2008. This decrease was primarily due to an increase of approximately $37 million in incremental weather-related losses, $18.1 million of which are categorized as catastrophe-related and approximately $19 million of which are categorized as non-catastrophe-related. These weather-related losses were primarily caused by the severe winter storms experienced in the Midwest and Northeast. Favorable development on prior years’ loss and loss adjustment expense (“LAE”) reserves decreased $14.4 million, to $41.2 million in the first quarter of 2009, from $55.6 million in the same period of 2008, of which approximately $12 million was primarily due to, and reflected in the aforementioned weather-related activity for storms occurring in December 2008. In addition to the effects of weather-related activity, earnings decreased by $9.5 million. This decrease is primarily due to $7.0 million of higher operating expenses primarily due to increased costs in our specialty business, including our recently acquired subsidiaries, increased employee benefit costs and costs related to the increase in earned premium.

Production and Underwriting Results

The following table summarizes GAAP net premiums written and GAAP loss, LAE, expense and combined ratios for the Personal Lines and Commercial Lines segments. These items are not meaningful for our Other Property and Casualty segment.

	Three Months Ended March 31,
	2009			2008
(In millions, except ratios)	GAAP Net Premiums Written	GAAP Loss Ratios (1)(2)	Cata- strophe loss ratios (3)	GAAP Net Premiums Written	GAAP Loss Ratios (1)(2)	Cata- strophe loss ratios (3)
Personal Lines:
Personal automobile	$249.2	61.7	0.4	$259.3	59.8	0.2
Homeowners	89.7	81.6	22.9	83.3	65.7	9.1
Other personal	8.3	32.3	2.0	9.1	32.6	7.1

Total Personal Lines	347.2	66.8	7.1	351.7	60.8	3.0

Commercial Lines:
Workers’ compensation	33.5	44.0	—	38.2	38.9	—
Commercial automobile	48.0	47.8	0.4	53.5	41.9	—
Commercial multiple peril	93.1	64.2	11.2	94.6	36.9	7.6
Other commercial	108.1	30.9	1.1	90.5	29.6	2.1

Total Commercial Lines	282.7	46.5	4.2	276.8	35.9	3.3

Total	$629.9	58.2	5.9	$628.5	51.0	3.1

	2009			2008
	GAAP LAE Ratio	GAAP Expense Ratio	GAAP Combined Ratio (4)	GAAP LAE Ratio	GAAP Expense Ratio	GAAP Combined Ratio (4)
Personal Lines	11.5	28.1	106.4	11.2	28.5	100.5
Commercial Lines	6.9	40.7	94.1	9.6	39.7	85.2
Total	9.6	33.4	101.2	10.6	32.9	94.5

(1)	GAAP loss ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio reflects incurred claims compared to premiums earned. Our GAAP loss ratios include catastrophe losses.
(2)	Includes policyholders’ dividends.
(3)	Catastrophe loss ratio reflects incurred catastrophe claims compared to premiums earned.
(4)	GAAP combined ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio is the sum of incurred claims, claim expenses and underwriting expenses incurred to premiums earned. Our GAAP combined ratios also include the impact of catastrophes. Federal income taxes, net investment income and other non-underwriting expenses are not reflected in the GAAP combined ratio.

The following table summarizes GAAP underwriting results for the Personal Lines, Commercial Lines and Other Property and Casualty segments and reconciles it to GAAP segment income.

	Three Months Ended
	March 31, 2009				March 31, 2008
	Personal Lines	Commercial Lines	Other Property and Casualty	Total	Personal Lines	Commercial Lines	Other Property and Casualty	Total
GAAP underwriting loss, excluding prior year reserve development and catastrophes	$(8.6)	$(6.4)	$—	$(15.0)	$(6.2)	$(0.2)	$—	$(6.4)
Prior year reserve development favorable (unfavorable)	8.1	33.1	—	41.2	12.0	44.6	(1.0)	55.6
Pretax catastrophe effect	(26.0)	(11.4)	—	(37.4)	(11.0)	(8.3)	—	(19.3)

GAAP underwriting (loss) profit	(26.5)	15.3	—	(11.2)	(5.2)	36.1	(1.0)	29.9
Net investment income	27.6	31.6	5.5	64.7	29.7	30.9	3.8	64.4
Fees and other income	3.5	4.4	1.4	9.3	4.2	4.3	7.1	15.6
Other operating expenses	(1.5)	(4.1)	(7.7)	(13.3)	(1.6)	(3.3)	(8.6)	(13.5)

Segment income (loss)	$3.1	$47.2	$(0.8)	$49.5	$27.1	$68.0	$1.3	$96.4

Personal Lines

Personal Lines’ net premiums written decreased $4.5 million, or 1.3%, to $347.2 million for the first quarter of 2009. The most significant factor contributing to this decrease was a decline in net premiums written in Massachusetts, which resulted from a decrease in premium from the Massachusetts Commonwealth Automobile Reinsurers (“CAR”) facility and a rate decrease of 9.7% effective April 1, 2008 following the implementation of managed competition in the state, as well as from declines in net premiums written in New Jersey and Michigan. These decreases were partially offset by growth in personal automobile renewal premium and an increase in new homeowners premium in our targeted growth states.

Policies in force in the personal automobile line of business decreased 1.0% at the end of the first quarter of 2009 compared to the first quarter of 2008 driven by a decrease in Michigan, which we attribute to the difficult economic conditions in the state, partially offset by net growth in policies in force in Massachusetts. Since December 31, 2008, policies in force in the personal automobile line have remained essentially flat.

Policies in force in the homeowners line of business increased 1.6% at the end of the first quarter of 2009, compared to the first quarter of 2008, primarily driven by increases in newer, growth-targeted states, partially offset by a decrease in policies in force in Florida, where throughout 2008 we non-renewed all homeowners polices. On a sequential basis, policies in force in the homeowners line of business grew 1.2% since December 31, 2008.

Personal Lines underwriting loss increased $21.3 million, to $26.5 million, in the first quarter of 2009, compared to $5.2 million in the first quarter of 2008. This increased loss was primarily due to an increase of approximately $20 million in incremental weather-related losses, $14.7 million of which are categorized as catastrophe-related and approximately $5 million of which are categorized as non-catastrophe-related. These weather-related losses were primarily caused by the severe winter storms experienced in the Midwest and Northeast. Favorable development on prior years’ loss and LAE reserves decreased $3.9 million, to $8.1 million in the first quarter of 2009, from $12.0 million in the same period of 2008, of which approximately $6 million was primarily due to, and reflected in the aforementioned weather-related activity for storms occurring in December 2008. In addition to the effects of weather-related activity, earnings decreased by $1.1 million, primarily due to lower net investment income.

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

In addition, as discussed under “Contingencies and Regulatory Matters – Other Regulatory Matters”, certain states have taken, and others may take, actions which significantly affect the property and casualty insurance market, including ordering rate reductions for personal automobile and homeowners insurance products and subjecting insurance companies that do business in that state to onerous underwriting or other restrictions and potentially significant assessments. Such state actions or our responses thereto could have a significant impact on our underwriting margins and growth prospects, as well as our ability to manage exposures to hurricane or other high risk losses.

Notwithstanding these concerns, we believe that our agency distribution strategy, the strength of our market share in key states, our account rounding strategy, the relatively inelastic demand for insurance products and our capital position, place us in a good position to manage these issues and concerns relative to many of our peer competitors.

Commercial Lines

Commercial Lines’ net premiums written increased $5.9 million, or 2.1%, to $282.7 million for the first quarter of 2009. This increase was primarily due to increased written premium from our recently acquired subsidiaries, AIX and Hanover Specialty Property of $22.2 million, partially offset by the non-recurring increase in net written premium of $9.4 million in the first quarter 2008 resulting from the termination of our umbrella excess of loss reinsurance treaty. The remaining premium decrease was due to declines in new business in our core lines and lower renewal premium.

Commercial Lines underwriting income decreased $20.8 million, to $15.3 million, in the first quarter of 2009, compared to $36.1 million in the first quarter of 2008. This decrease is primarily due to an increase of approximately $16 million in incremental weather-related losses, $3.1 million of which are categorized as catastrophe-related and approximately $13 million of which are categorized as non-catastrophe-related. These weather-related losses were primarily caused by the severe winter storms experienced in the Midwest and Northeast. Favorable development on prior years’ loss and LAE reserves decreased $11.5 million, to $33.1 million in the first quarter of 2009, from $44.6 million in the same period of 2008, of which approximately $6 million is reflected in the aforementioned weather-related activity for storms occurring in December 2008. In addition to the effect of weather-related activity, earnings decreased by $4.5 million. This decrease is primarily due to $5.9 million of higher operating expenses principally attributable to $11.0 million in increased costs in our specialty business, including our recently acquired subsidiaries, $3.0 million in less favorable prior year non-weather-related development and $1.5 million in increased employee benefit costs. This decrease was partially offset by a change in our actuarial methodology for estimating loss adjustment expense reserves, reducing LAE expenses by approximately $10 million in the current quarter. Favorable development of prior year LAE reserves was $2.9 million in the first quarter of 2008.

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

Other Property and Casualty

Segment income of the Other Property and Casualty segment decreased $2.1 million, to a loss of $0.8 million for the quarter ended March 31, 2009, from profit of $1.3 million in the same period of 2008. The decrease is primarily due to higher employee benefit costs.

Investment Results

Net investment income before taxes increased $0.3 million, or 0.5%, to $64.7 million for the quarter ended March 31, 2009, primarily due to an increase in average pre-tax yields on fixed maturities and an increase in investment earnings from our recently acquired subsidiaries. Average pre-tax yields on fixed maturities were 5.8% for the quarter ended March 31, 2009 and 5.7% for the quarter ended March 31, 2008.

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

Management’s Review of Judgments and Key Assumptions

There is greater inherent uncertainty in estimating insurance reserves for certain types of property and casualty insurance lines, particularly workers’ compensation and other liability lines, where a longer period of time may elapse before a definitive determination of ultimate liability and losses may be made. In addition, the technological, judicial, regulatory and political climates involving these types of claims change regularly. There is also greater uncertainty in establishing reserves with respect to new business, particularly new business which is generated with respect to newly introduced product lines, by newly appointed agents or in geographies in which we have less experience in conducting business, such as the program business written by our recently acquired AIX subsidiary. In such cases, there is less historical experience or knowledge and less data upon which the actuaries can rely. Historically, we have limited the issuance of long-tailed other liability policies, including directors and officers (“D&O”) liability, errors and omissions (“E&O”) liability and medical malpractice liability. With the acquisition of Hanover Professionals in 2007, which writes lawyers professional errors and omissions coverage, and the introduction of new specialty coverages, we are modestly increasing and expect to continue to increase our exposure to longer-tailed liability lines, including D&O coverages.

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

Inflation generally increases the cost of losses covered by insurance contracts. The effect of inflation varies by product. Our property and casualty insurance premiums are established before the amount of losses and LAE and the extent to which inflation may affect such expenses are known. Consequently, we attempt, in establishing rates and reserves, to anticipate the potential impact of inflation and increasing medical costs in the projection of ultimate costs. We have experienced increasing medical and attendant care costs, including those associated with personal automobile personal injury protection claims, particularly in Michigan, as well as in our workers’ compensation line in most states. This increase is reflected in our reserve estimates, but continued increases could contribute to increased losses and LAE in the future.

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

As discussed below, estimated loss and LAE reserves for claims occurring in prior years developed favorably by $41.2 million and $55.6 million for the quarters ended March 31, 2009 and 2008, respectively, which represents 1.9% and 2.5% of net loss reserves held, respectively.

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

We are also defendants in various litigation, including putative class actions, which claim punitive damages or claim a broader scope of policy coverage than our interpretation, particularly in connection with losses incurred from Hurricane Katrina. The reserves established with respect to Hurricane Katrina assume that we will prevail with respect to these matters (See also “Contingencies and Regulatory Matters”). Although we believe our current Hurricane Katrina reserves are adequate, there can be no assurance that our ultimate costs associated with this event will not substantially exceed these estimates. We have fully utilized all of our available reinsurance with respect to losses and LAE related to Hurricane Katrina.

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

The table below shows our recorded reserves, net of reinsurance, and the related actuarial reserve point estimates by line of business at March 31, 2009 and December 31, 2008.

	March 31, 2009		December 31, 2008
(In millions)	Recorded Net Reserves	Actuarial Point Estimate	Recorded Net Reserves	Actuarial Point Estimate
Personal Automobile	$647.6	$611.1	$668.4	$638.0
Homeowners	104.7	100.5	98.5	96.4
Other Personal Lines	22.0	17.6	21.0	18.1
Workers’ Compensation	353.5	330.2	361.7	347.4
Commercial Automobile	155.8	147.7	159.2	153.1
Commercial Multiple Peril	438.4	403.4	443.4	409.0
Other Commercial Lines	265.3	252.9	269.2	257.0
Asbestos and Environmental	18.4	18.4	18.3	18.3
Pools and Other	168.8	168.8	173.4	173.4

Total	$2,174.5	$2,050.6	$2,213.1	$2,110.7

The principal factors considered by management in addition to the actuarial point estimates in determining the reserves at March 31, 2009 and December 31, 2008 vary by line of business. In our Commercial Lines segment, management considered the growth and product mix changes and recent adverse property related frequency trends in certain coverages. In addition, management also considered the significant growth in our inland marine and bond businesses for which we have limited actuarial data to estimate losses and the product mix change in our bond business towards a greater proportion of contract surety bonds where losses tend to emerge over a longer period of time and are cyclical related to general economic conditions. Moreover, in our Commercial Lines segment, management considered the potential for adverse development in the workers’ compensation line where losses tend to emerge over long periods of time and rising medical costs, while moderating, have continued to be a concern. With the acquisitions of Hanover Professionals and AIX, we are modestly increasing our exposure to longer-tailed liability lines and there is less historical experience and less actuarial data available that may result in less certainty when estimating ultimate reserves. Also, higher retentions on our reinsurance program beginning January 1, 2008 compared to prior years may impact the emergence of trends in underlying data that could add to the uncertainty and variability of our actuarial estimates going forward. In our Personal Lines segment, management considered the adverse personal automobile personal injury development and related potential for adverse trends due to costs shifting from health insurers to property and casualty insurers resulting from economic concerns and health insurance coverage trends, developments in personal automobile property costs in the 2007 and 2008 accident years and an increase in physical damage frequency, all of which have added additional uncertainty to future development in our personal automobile line. Additionally, management considered the significant growth in our new business with our Connections Auto product and related growth in a number of states where there is additional uncertainty in the ultimate profitability and development of reserves due to the unseasoned nature of our new business and new agency relationships in these markets, as well as emerging loss trends which are higher than expected. Although our experience and data in these areas is growing with the passage of time, a sufficient number of years of actuarial data is not yet available to base loss estimates solely on this data in new geographical areas and agency relationships and with new products which results in less certainty when estimating ultimate reserves and requires more judgment by management. Also in Personal Lines, management considered the significant improvement in frequency trends the industry experienced during 2001 through 2006 in these lines of business which were unanticipated and remain to some extent unexplained. Management also considered the likelihood of future adverse development related to significant catastrophe losses experienced in 2005 and 2008. Regarding our indirect business from voluntary and involuntary pools, we are provided loss estimates by managers of each pool. We adopt reserve estimates for the pools that consider this information and other factors. At March 31, 2009 and December 31, 2008, total recorded net reserves were 6.0% and 4.9% greater than actuarially indicated reserves, respectively. During the current quarter, the increase in the difference between recorded and actuarially indicated reserves is due to a change in our actuarial reserve methodology for estimating loss adjustment expenses. The change involves our changing our reliance from a traditional paid-to-paid methodology to reliance on a method based on claim counts and cost per claim, taking into account the settlement status of the claim, which we believe more appropriately reflects the ultimate cost of settlement.

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and LAE as follows:

	Three Months Ended March 31,
(In millions)	2009	2008
Reserve for losses and LAE, beginning of period	$3,201.3	$3,165.8
Incurred losses and LAE, net of reinsurance recoverable:
Provision for insured events of current year	469.3	435.9
Decrease in provision for insured events of prior years; favorable development	(41.2)	(55.6)

Total incurred losses and LAE	428.1	380.3

Payments, net of reinsurance recoverable:
Losses and LAE attributable to insured events of current year	148.3	131.7
Losses and LAE attributable to insured events of prior years	313.3	266.3
Hurricane Katrina	5.1	9.7

Total payments	466.7	407.7

Change in reinsurance recoverable on unpaid losses	(6.2)	(18.6)
Purchase of Verlan Fire Insurance Company	—	4.2

Reserve for losses and LAE, end of period	$3,156.5	$3,124.0

The table below summarizes the gross reserve for losses and LAE by line of business.

(In millions)	March 31, 2009	December 31, 2008
Personal Automobile	$1,267.5	$1,292.5
Homeowners and Other	158.5	152.1

Total Personal	1,426.0	1,444.6

Workers’ Compensation	541.0	547.0
Commercial Automobile	220.6	226.4
Commercial Multiple Peril	494.5	499.5
Other Commercial	474.4	483.8

Total Commercial	1,730.5	1,756.7

Total reserve for losses and LAE	$3,156.5	$3,201.3

The total reserve for losses and LAE as disclosed in the above table decreased by $44.8 million for the quarter ended March 31, 2009.

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

The following table summarizes the change in provision for insured events of prior years, excluding those related to Hurricane Katrina (see Management’s Review of Judgments and Key Assumptions for a further discussion of Hurricane Katrina) by line of business.

	Three Months Ended March 31,
(In millions)	2009	2008
(Decrease) increase in loss provision for insured events of prior years:
Personal Automobile	$(14.0)	$(16.2)
Homeowners and Other	5.6	3.6

Total Personal	(8.4)	(12.6)

Workers’ Compensation	(6.9)	(9.6)
Commercial Automobile	(2.9)	(5.9)
Commercial Multiple Peril	(2.5)	(16.7)
Other Commercial	(10.9)	(9.5)

Total Commercial	(23.2)	(41.7)

Voluntary Pools	—	1.0

Decrease in loss provision for insured events of prior years	(31.6)	(53.3)
Decrease in LAE provision for insured events of prior years	(9.6)	(2.3)

Decrease in total loss and LAE provision for insured events of prior years	$(41.2)	$(55.6)

Estimated loss reserves for claims occurring in prior years developed favorably by $31.6 million and $53.3 million during the first quarters of 2009 and 2008, respectively. The favorable loss reserve development during the first quarter of 2009 is primarily the result of lower than expected frequency of bodily injury in the personal automobile line, primarily in the 2006 and 2007 accident years and lower than expected severity in the workers’ compensation line, primarily in the 2002 through 2006 accident years. In addition, lower than expected severity in the bond and commercial umbrella lines contributed to the favorable development. Partially offsetting the favorable development was unfavorable non-catastrophe weather-related loss development of $12.4 million, primarily related to commercial property, homeowners and personal automobile physical damage which developed by $6.0 million, $4.8 million and $1.6 million respectively.

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

During the first quarters of 2009 and 2008, estimated LAE reserves for claims occurring in prior years developed favorably by $9.6 million and $2.3 million, respectively. A change in our actuarial methodology for estimating loss adjustment expense reserves increased favorable development of prior year LAE reserves by $8.0 million in the current quarter. The favorable development in 2008 was primarily attributable to the aforementioned improvement in ultimate loss activity on prior accident years, primarily in the commercial multiple peril line.

Although we have experienced significant favorable development in both losses and LAE in recent years, there can be no assurance that this level of favorable development will occur in the future. We believe that we will experience less favorable prior year development in future years than we experienced recently. The factors that resulted in the favorable development of prior year reserves, including the aforementioned change in LAE reserve methodology, are considered in our ongoing process for establishing current accident year reserves. In light of our recent years of favorable development, the factors driving this development were considered to varying degrees in setting the more recent years’ accident year reserves. As a result, we expect the current and most recent accident year reserves not to develop as favorably as they have in the past. In light of the significance, in recent periods, of favorable development to our Property and Casualty segment income, declines in favorable development could be material to our results of operations.

Asbestos and Environmental Reserves

Although we attempt to limit our exposures to asbestos and environmental damage liability through specific policy exclusions, we have been and may continue to be subject to claims related to these exposures. Ending loss and LAE reserves for all direct business written by our property and casualty companies related to asbestos and environmental damage liability, included in the reserve for losses and LAE, were $18.4 million and $18.5 million at March 31, 2009 and December 31, 2008, respectively, net of reinsurance of $14.0 million and $13.9 million at March 31, 2009 and December 31, 2008, respectively. In recent years average asbestos and environmental payments have declined modestly. As a result of our historical direct underwriting mix of Commercial Lines policies toward smaller and middle market risks, past asbestos and environmental damage liability loss experience has remained minimal in relation to our total loss and LAE incurred experience.

In addition, and not included in the numbers above, we have established loss and LAE reserves for assumed reinsurance pool business with asbestos and environmental damage liability of $58.2 million and $58.4 million at March 31, 2009 and December 31, 2008, respectively. These reserves relate to pools in which we have terminated our participation; however, we continue to be subject to claims related to years in which we were a participant. A significant part of our pool reserves relates to our participation in the Excess and Casualty Reinsurance Association (“ECRA”) voluntary pool from 1950 to 1982. In 1982, the pool was dissolved and since that time, the business has been in runoff. Our percentage of the total pool liabilities varied from 1% to 6% during these years. Our participation in this pool has resulted in average paid losses of approximately $2 million annually over the past ten years. Because of the inherent uncertainty regarding the types of claims in these pools, we cannot provide assurance that our reserves will be sufficient.

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

FAFLIC Discontinued Operations

On January 2, 2009, we sold our remaining life insurance subsidiary, FAFLIC, to Commonwealth Annuity, a subsidiary of Goldman Sachs. We obtained approval from the Massachusetts Division of Insurance for a pre-close dividend from FAFLIC consisting of designated assets with a statutory book value of $129.8 million. Total net proceeds from the sale, including the dividend, were $230 million, net of transaction costs. Additionally, coincident with the sale transaction, Hanover Insurance and FAFLIC entered into a reinsurance contract whereby Hanover Insurance assumed FAFLIC’s discontinued accident and health insurance business. THG also agreed to indemnify Commonwealth Annuity for certain litigation, regulatory matters and other liabilities related to the pre-closing activities of the business transferred. For the year ended December 31, 2008, we recognized a loss from the sale of FAFLIC of $77.3 million.

In the first quarter of 2009, we reclassified our prior year results of operations related to the discontinued operation of FAFLIC and reported these results in the Consolidated Statement of Income as Income from Operations of Discontinued FAFLIC business.

The following table summarizes the results for this discontinued business for the periods indicated:

	Three Months Ended March 31,
(In millions)	2009	2008
Gain (loss) from discontinued FAFLIC business	$5.0	$(3.5)

The gain from FAFLIC’s discontinued operations was $5.0 million for the three months ended March 31, 2009 and resulted primarily from a change in our estimate of indemnification liabilities related to the sale. Net losses in the first quarter of 2008 reflect realized investment losses of $4.7 million and segment losses primarily from unfavorable mortality in the traditional line of business. These unfavorable items were partially offset by a $2.1 million tax benefit related to these losses.

In connection with the sales transaction, we agreed to indemnify Commonwealth Annuity for certain legal, regulatory and other matters that existed as of the sale. Accordingly, we established a gross liability in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”) of $9.9 million. As of March 31, 2009, our total gross FIN 45 liability was $2.6 million. Although we believe our current estimate for our FIN 45 liability is appropriate, there can be no assurance that this estimate will be sufficient to pay future expenses associated with these guarantees.

Gain on Disposal of Variable Life Insurance and Annuity Business

On December 30, 2005, we sold our run-off variable life insurance and annuity business to Goldman Sachs. Results currently consist primarily of expense and recoveries relating to indemnification obligations incurred in connection with this sale. The following table summarizes the results for this discontinued business for the periods indicated:

	Three Months Ended March 31,
(In millions)	2009	2008
Gain on disposal of variable life insurance and annuity business, net of taxes	$3.9	$6.2

The gain of $3.9 million in the first quarter of 2009 primarily related to a change in our estimate of indemnification liabilities related to the 2005 sale of this business. For the quarter ended March 31, 2008, we recorded a gain of $6.2 million, net of tax, primarily due to the release of liabilities related to certain contractual indemnities to Goldman Sachs relating to the pre-sale activities of the business sold, which were recorded under FIN 45.

As of March 31, 2009, our total gross FIN 45 liability was $6.1 million. Although we believe our current estimate for our FIN 45 liability is appropriate, there can be no assurance that this estimate will be sufficient to pay future expenses associated with the guarantees associated with our former variable life insurance and annuity business.

Other Items

Net realized losses on investments were $6.1 million in the first quarter of 2009 compared to $0.3 million in the same period of 2008. Net realized losses in 2009 are due to $16.5 million of impairments from both fixed maturities and equity securities, partially offset by $10.6 million of gains recognized from the sale of fixed maturities. Net realized losses in 2008 are due to $5.3 million of impairments, primarily from fixed maturities, partially offset by $4.8 million of gains recognized principally from the sale of fixed maturities.

Net income includes the following items net of taxes:

	Three Months Ended March 31, 2009
	Property and Casualty
(In millions)	Personal Lines	Commercial Lines	Other Property and Casualty (2)	Total
Net realized investment losses (1)	$(3.3)	$(2.8)	$—	$(6.1)
Other non-segment items	—	—	(0.1)	(0.1)
Gain from discontinued FAFLIC business	—	—	5.0	5.0
Loss from discontinued accident and health reinsured business	—	—	(3.3)	(3.3)
Gain on disposal of variable life and annuity business	—	—	3.9	3.9

(1)	We manage investment assets for our property and casualty business based on the requirements of the entire property and casualty group. We allocate the investment income, expenses and realized gains (losses) to our Personal Lines, Commercial Lines and Other Property and Casualty segments based on actuarial information related to the underlying businesses.
(2)	Includes corporate eliminations.

	Three Months Ended March 31, 2008
	Property and Casualty
(In millions)	Personal Lines	Commercial Lines	Other Property and Casualty (2)	Life Companies	Total
Net realized investment (losses) gains (1)	$(2.0)	$(1.8)	$3.5	$—	$(0.3)
Loss from discontinued FAFLIC business	—	—	—	(3.5)	(3.5)
Gain on disposal of variable life insurance and annuity business	—	—	—	6.2	6.2
Other discontinued operations.	—	—	—	(1.2)	(1.2)

(1)	We manage investment assets for our property and casualty business based on the requirements of the entire property and casualty group. We allocate the investment income, expenses and realized gains (losses) to our Personal Lines, Commercial Lines and Other Property and Casualty segments based on actuarial information related to the underlying businesses.
(2)	Includes corporate eliminations.

Investment Portfolio

We held general account investment assets diversified across several asset classes, as follows:

	March 31, 2009		December 31, 2008
(In millions, except percentage data)	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
Fixed maturities (1)	$4,409.8	90.3%	$5,127.7	86.9%
Equity securities (1)	77.2	1.6	76.3	1.3
Mortgages	30.7	0.6	31.1	0.5
Policy Loans (1)	—	—	111.1	1.9
Cash and cash equivalents (1)	346.8	7.1	529.5	9.0
Other long-term investments	18.1	0.4	26.3	0.4

Total, including assets of discontinued operations	4,882.6	100.0%	5,902.0	100.0%
Investment assets of discontinued operations (2)	(93.0)		(1,237.7)

Total investment assets of continuing operations	$4,789.6		$4,664.3

(1)	We carry these investments at fair value.
(2)	Investment assets of discontinued operations as of March 31, 2009 include our discontinued accident and health business. Investment assets of discontinued operations as of December 31, 2008 include our discontinued FAFLIC business and discontinued accident and health business. Due to the January 2, 2009 sale of FAFLIC, $1,124.6 million of investment assets transferred to the buyer.

The following discussion includes the investment assets of our continuing operations, as well as the investment assets of our discontinued accident and health business.

Total investment assets increased $125.3 million, or 2.7%, to $4.8 billion during the first quarter of 2009, of which fixed maturities increased $183.5 million and cash and cash equivalents decreased $78.6 million. Fixed maturities increased primarily due to the investment of proceeds from the sale of FAFLIC and from market value appreciation. In addition, cash balances declined as we began investing a portion of our cash in the bond and equity markets.

Our fixed maturity portfolio is comprised primarily of investment grade corporate securities, mortgage-backed securities, taxable and tax-exempt issues of state and local governments, and U.S. Government and agency securities.

The following table provides information about the investment type and credit quality of our fixed maturities portfolio as of March 31, 2009:

(In millions, except percentage data) Investment Type	Rating Agency Equivalent Designation	Amortized Cost	Fair Value	Net Unrealized Gain (Loss)	Change in Net Unrealized for the Period
Corporates:

NAIC 1	Aaa/Aa/A	$1,018.6	$960.7	$(57.9)	$1.9
NAIC 2	Baa	966.8	897.2	(69.6)	2.6
NAIC 3 or below	Ba, B, Caa and lower	288.6	247.7	(40.9)	15.6

Total Corporates		2,274.0	2,105.6	(168.4)	20.1

Asset backed:
Mortgage backed securities		960.9	970.3	9.4	10.7
Commercial mortgage backed securities		286.7	258.9	(27.8)	3.1
Asset backed securities		36.2	31.7	(4.5)	2.8
Municipals:
Taxable		551.6	540.4	(11.2)	3.9
Tax exempt		218.6	209.6	(9.0)	7.5
U.S. government		290.4	293.3	2.9	(1.7)

Total fixed maturities (1)		$4,618.4	$4,409.8	$(208.6)	$46.4

1)	Includes discontinued accident and health business of $101.3 million in amortized cost and $92.0 million in fair value at March 31, 2009.

Amortized cost and carrying value by rating category were as follows:

(In millions, except percentage data)		March 31, 2009			December 31, 2008
NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost	Carrying Value	% of Total Carrying Value	Amortized Cost	Carrying Value	% of Total Carrying Value
1	Aaa/Aa/A	$3,147.8	$3,070.9	69.6%	$3,098.1	$2,997.8	70.9%
2	Baa	1,162.9	1,075.8	24.4	1,074.8	981.5	23.2
3	Ba	143.7	139.1	3.2	151.5	133.2	3.2
4	B	107.6	85.8	1.9	111.0	83.8	2.0
5	Caa and lower	44.7	29.7	0.7	37.1	24.5	0.6
6	In or near default	11.7	8.5	0.2	8.8	5.5	0.1

Total fixed maturities (1)		$4,618.4	$4,409.8	100.0%	$4,481.3	$4,226.3	100.0%

(1)	Includes discontinued accident and health business of $101.3 million in amortized cost and $92.0 million in fair value at March 31, 2009, and $99.3 million in amortized cost and $85.4 million in fair value at December 31, 2008.

Based on ratings by the National Association of Insurance Commissioners (“NAIC”), approximately 94% of our fixed maturity portfolio consisted of investment grade securities at March 31, 2009 and December 31, 2008. While market valuations deteriorated in 2008 and remained volatile in the first quarter of 2009 due to unprecedented events in the financial markets and from the effects of the global economic slowdown, we believe these losses are temporary. By the end of the first quarter of 2009, net unrealized losses on fixed maturities improved $46.4 million, or 18.2%, from $255.0 million at December 31, 2008 to $208.6 million at March 31, 2009. Management believes that recent and ongoing government actions, the quality of the assets, anticipated long-term economic value and our ability and intent to hold such securities to maturity will lead to a recovery in value in the near term.

The quality of our fixed maturity portfolio remains strong based on ratings, capital structure position, support through guarantees, underlying security and parent ownership and yield curve position. We do not hold any securities in the following sectors: subprime mortgages, either directly or through our mortgage-backed securities; collateralized debt obligations; collateralized loan obligations; or credit derivatives. Our residential mortgage-backed securities constitute approximately $970 million of our invested assets, with 15% held in non-agency prime securities, and the remaining invested in agency-sponsored securities. Commercial mortgage-backed securities (“CMBS”) constitute $258.9 million of our invested assets, of which approximately 22% is fully defeased with US government securities. The portfolio is seasoned, with approximately 87% of our CMBS holdings from pre-2005 vintages, 8% from the 2007 vintage, 4% from the 2006 vintage and 1% from the 2005 vintage. The CMBS portfolio is of high quality with a weighted average credit rating of AA+. Approximately 75% of this portfolio is AAA rated and 25% is rated AA or A and has a weighted average loan-to-value ratio of approximately 67% as of March 31, 2009. Our direct commercial mortgage portfolio is only $42.0 million as of March 31, 2009, including credit tenant loan fixed maturities. These mortgages are of high quality, with 64% maturing by the end of 2010. Our municipal bond portfolio has a weighted average rating of AA- and constitutes approximately 15% of invested assets. Financial guarantor insurance enhanced municipal bonds were $342.1 million, or approximately 46% of our municipal bond portfolio at March 31, 2009. The overall weighted average credit rating of our insured municipal bond portfolio, giving no effect to the insurance enhancement, was A. US agency debt securities represent about 3% of the portfolio and we have no investments in their preferred stock or equity.

At March 31, 2009, $80.7 million of our fixed maturities were invested in traditional private placement securities, as compared to $75.8 million at December 31, 2008. Fair values of traditional private placement securities are determined either by a third party broker or by pricing models that use discounted cash flow analyses.

Our fixed maturity and equity securities are classified as available-for-sale and are carried at fair value. Financial instruments whose value is determined using significant management judgment or estimation constitute approximately 2% of the total assets and liabilities we measured at fair value. (See also Note 7 – Fair Value).

Although we expect to invest new funds primarily in cash, cash equivalents and investment grade fixed maturities, we have invested and expect to continue investing a small portion of funds in common equity securities, and we may invest a portion in below investment grade fixed maturities and other assets. The average earned yield on fixed maturities was 5.8% and 5.7% for March 31, 2009 and December 31, 2008, respectively.

Other-than-Temporary Impairments

We recognized $16.5 million of realized losses on other-than-temporary impairments of investment securities for the first quarter of 2009, as compared to $5.3 million for the first quarter of 2008. Other-than-temporary impairments in the first quarter of 2009 included credit-related losses on higher yielding below investment grade fixed maturities of $8.8 million in the industrial sector and $7.7 million from perpetual preferred securities in the financial sector. In the first quarter of 2008, other-than-temporary impairments primarily resulted from our exposure to below investment grade securities.

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

Unrealized Losses

The following table provides information about our fixed maturities and equity securities that have been continuously in an unrealized loss position.

	March 31, 2009		December 31, 2008
(In millions)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Investment grade fixed maturities:
12 months or less	$99.7	$1,198.9	$150.2	$1,724.1
Greater than 12 months	138.3	723.4	94.4	469.8

Total investment grade fixed maturities	238.0	1,922.3	244.6	2,193.9

Below investment grade fixed maturities:
12 months or less	41.8	144.0	64.2	152.5
Greater than 12 months	7.3	12.1	—	—

Total below investment grade fixed maturities	49.1	156.1	64.2	152.5

Perpetual preferred securities:
12 months or less	—	—	—	—
Greater than 12 months	8.5	22.1	13.4	28.5

Total perpetual preferred securities	8.5	22.1	13.4	28.5

Common equity securities:
12 months or less	14.8	40.1	11.4	32.3
Greater than 12 months	—	—	—	—

Total common equity securities	14.8	40.1	11.4	32.3

Total (1)	$310.4	$2,140.6	$333.6	$2,407.2

(1)	Includes discontinued accident and health business of $11.4 million in gross unrealized losses with $45.2 million in fair value at March 31, 2009 and $15.7 million in gross unrealized losses with $52.3 million in fair value at December 31, 2008.

Gross unrealized losses on fixed maturities and equity securities decreased $23.2 million, to $310.4 million at March 31, 2009, compared to $333.6 million at December 31, 2008. The decrease in unrealized losses was primarily due to other-than-temporary impairments recognized in earnings during the first quarter of 2009. In addition, unrealized losses declined due to tightening of credit spreads of below investment grade securities, investment grade industrial and utility corporate bonds, tax-exempt municipal bonds, and residential mortgage-backed securities during the quarter. These benefits were offset by widening of credit spreads in the financial sector of our corporate bond portfolio as investors evaluated continuing concerns of poor quality assets on bank balance sheets. At March 31, 2009, unrealized losses by sector were: $104.7 million in the financial sector, $71.6 million in the industrial sector, $56.1 million in mortgage and asset-backed securities, $29.2 million in municipal bonds, $22.9 million in utilities and the remainder in perpetual preferred securities, common equity securities, US government securities and other corporate securities.

The following table includes our top twenty-five financial sector fixed maturity holdings and related financial ratings as of March 31, 2009.

(In millions, except percentage data)

Issuer	Amortized Cost	Fair Value	% of Inv. Assets	S&P Ratings
Bank of America	$52.2	$38.6	0.79%	A-
Goldman Sachs	26.3	23.1	0.47%	A
Wells Fargo	25.6	20.1	0.41%	AA
Morgan Stanley	25.3	23.8	0.49%	A
GE Capital	25.0	24.0	0.49%	AA+
PNC Bank	23.7	21.4	0.44%	A
JP Morgan	19.3	17.6	0.36%	A+
Capital One	17.4	16.4	0.34%	BBB+
Aetna	16.3	15.8	0.32%	A-
American Express	16.2	13.6	0.28%	A
CIT Group	16.0	17.9	0.37%	BBB
Fifth Third Bancorp	15.0	11.2	0.23%	BBB+
Wellpoint	14.8	14.4	0.29%	A-
HSBC Bank	14.4	13.2	0.27%	A
Genworth Global Funding	13.3	5.5	0.11%	BBB
Manufacturers & Traders Bank	13.1	9.3	0.19%	A-
Regions Bank	12.9	8.5	0.17%	BBB
Bank of Scotland	12.9	12.1	0.25%	A
Charter One	12.1	9.7	0.20%	BBB+
Credit Suisse First Boston	11.6	10.9	0.22%	A+
Union Bank of California	11.5	8.2	0.17%	A
Bank of New York	11.4	11.6	0.24%	AA-
Student Loan Market	11.4	9.5	0.20%	BBB-
Lincoln National	10.7	2.1	0.04%	BBB
Branch Bank & Trust	10.5	10.0	0.21%	A+

Top 25 Financial	438.9	368.5	7.55%
Other Financial	209.6	183.5	3.76%

Total Financial	$648.5	$552.0	11.31%

The following table includes our top twenty-five industrial sector corporate fixed maturity holdings and related financial ratings as of March 31, 2009.

(In millions, except percentage data)

Issuer	Amortized Cost	Fair Value	% of Inv. Assets	S&P Ratings
CVS	$25.5	$24.8	0.51%	BBB+
Valero Energy	24.7	23.4	0.48%	BBB
Kroger	20.5	21.0	0.43%	BBB-
AT&T	19.8	20.3	0.41%	A
Union Pacific	19.0	19.9	0.41%	BBB
Encana	17.6	17.1	0.35%	A-
Safeway	17.5	17.9	0.37%	BBB
Textron	17.1	12.4	0.25%	BB+
BP Capital Markets	16.9	17.0	0.35%	AA
Home Depot	16.9	15.3	0.31%	BBB+
Miller Brewing	16.4	15.7	0.32%	BBB+
Canadian National Railways	16.1	16.7	0.34%	A-
Comcast	15.8	16.0	0.33%	BBB+
Schering-Plough	15.4	15.5	0.32%	A-
Verizon	15.0	14.6	0.30%	A
Shell	15.0	15.2	0.31%	AA+
Lowe’s	13.6	13.7	0.28%	A+
Conagra, Inc.	13.4	13.3	0.27%	BBB+
XTO Energy	13.4	13.0	0.27%	BBB
Conoco Phillips	13.2	14.0	0.29%	A
Vodafone	12.9	13.0	0.27%	A-
Roche	12.9	13.3	0.27%	AA-
British Telecom	12.4	11.9	0.24%	BBB
Canadian Natural Resources	12.2	11.4	0.23%	BBB
Daimler-Chrysler	12.1	12.0	0.25%	A-

Top 25 Industrial	405.3	398.4	8.16%
Other Industrial	810.2	765.7	15.68%

Total Industrial	$1,215.5	$1,164.1	23.84%

Obligations of states and political subdivisions, the U.S. Treasury, U.S. government and agency securities had associated gross unrealized losses of $31.4 million and $36.6 million at March 31, 2009 and December 31, 2008, respectively.

Substantially all below investment grade securities with an unrealized loss had been rated by the NAIC, Standard & Poor’s or Moody’s.

We view the gross unrealized losses on fixed maturities and equity securities as being temporary since it is our assessment that these securities will recover in the near term. Management believes that recent and ongoing government actions, including The Emergency Economic Stabilization Act of 2008, the 2009 American Recovery and Reinvestment Act and other U.S. and global government programs and the quality of our assets will allow us to realize the securities’ anticipated long-term economic value. Furthermore, as of March 31, 2009, we had the intent and ability to retain such investments for the period of time anticipated to allow for this expected recovery in fair value. (See also “Liquidity and Capital Resources”). The risks inherent in our assessment methodology include the risk that, subsequent to the balance sheet date, market factors may differ from our expectations; government actions do not have the intended affect of stabilizing financial institutions and financial markets; the global economic slowdown is longer or more severe than we expect; we may decide to subsequently sell a security for unforeseen business needs; or changes in the credit assessment or equity characteristics from our original assessment may lead us to determine that a sale at the current value would maximize recovery on such investments. To the extent that there are such adverse changes, the unrealized loss would then be realized and we would record a charge to earnings. Although unrealized losses are not reflected in the results of financial operations until they are realized or deemed “other-than-temporary”, the fair value of the underlying investment, which does reflect the unrealized loss, is reflected in our Consolidated Balance Sheets.

The following table sets forth gross unrealized losses for fixed maturities by maturity period and for equity securities at March 31, 2009 and December 31, 2008. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers. Mortgage-backed securities are included in the category representing their ultimate maturity.

(In millions)	March 31, 2009	December 31, 2008
Due in one year or less	$1.4	$2.1
Due after one year through five years	81.5	84.0
Due after five years through ten years	101.7	115.6
Due after ten years	102.5	107.1

Total fixed maturities	287.1	308.8
Equity securities	23.3	24.8

Total fixed maturities and equity securities (1)	$310.4	$333.6

(1)	Includes discontinued accident and health business of $11.4 million and $15.7 million in gross unrealized losses at March 31, 2009 and December 31, 2008, respectively.

Our investment portfolio and shareholders’ equity can be and has been significantly impacted by the changes in market values of our securities. During 2008, there were significant declines in the market values of our fixed maturity securities, particularly in the industrial and financial sectors. Although we have seen some improvement in unrealized losses in the first quarter of 2009, during the period subsequent to March 31, 2009 and through the date of this report, conditions in the financial markets remained volatile, market values have continued to fluctuate and defaults on corporate fixed income securities are expected to increase significantly throughout 2009. As a result, depending on market conditions, we could incur additional realized and unrealized losses in future periods, which could have a material adverse impact on our results of operations and/or financial position.

We experienced defaults in the first three months of 2009 on certain fixed maturities of issuers in the industrial sector. The carrying value of fixed maturity securities on non-accrual status at March 31, 2009 and December 31, 2008, was not material. The effect of non-accruals for the three months ended March 31, 2009, compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities, was a reduction in net investment income of $0.8 million. The effect of non-accruals in the first quarter of 2008 was not material. Any defaults in the fixed maturities portfolio in future periods may negatively affect investment income.

Recent developments continue to illustrate that the U.S. and global financial markets and economies are in an unprecedented period of uncertainty and instability. Many issuers face rapidly changing adverse business and liquidity circumstances, increasing the likelihood of unanticipated defaults during 2009. While we may experience a significant increase in defaults on corporate fixed income securities in 2009, particularly with respect to non-investment grade securities, it is difficult to foresee what issuers, industries or markets will be affected. As a result, the value of our fixed maturity portfolio could change rapidly in ways we cannot currently anticipate. Depending on market conditions, we could incur additional realized and unrealized losses in future periods.

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

The provision for federal income taxes from continuing operations was an expense of $13.1 million during the first quarter of 2009, compared to an expense of $29.1 million during the same period in 2008. These provisions resulted in consolidated effective federal tax rates of 39.3% and 33.8% for the quarters ended March 31, 2009 and 2008, respectively. The increase in the tax rate is primarily due to the non-recognition of tax benefits, in 2009, related to our realized investment losses as it is our opinion that it is more likely than not that we will be unable to realize these benefits.

Our federal income tax expense on segment income was also $13.1 million during the first quarter of 2009, compared to $29.1 million during the same period in 2008. These provisions resulted in effective tax rates for segment income of 33.2% and 33.7% in 2009 and 2008, respectively. The decrease in 2009 is primarily due to lower segment income.

In the first quarter of 2009, we decreased our valuation allowance related to our deferred tax asset by $14.1 million, from $348.2 million to $334.1 million. The decrease in this valuation allowance resulted primarily from unrealized appreciation in our investment portfolio partially offset by realized investment losses in the quarter. Accordingly, we recorded a decrease in valuation allowance of $17.3 million as an adjustment to Accumulated Other Comprehensive Income, partially offset by increases in our valuation allowance of $2.1 million as an adjustment to Federal Income Tax Expense and an increase of $1.1 million to Discontinued Operations in our Consolidated Statements of Income.

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

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements. These statements have been prepared in accordance with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following critical accounting estimates are those which we believe affect the more significant judgments and estimates used in the preparation of our financial statements. Additional information about our other significant accounting policies and estimates may be found in Note 1 – “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

In establishing the appropriate loss reserve balances for any period, management carefully considers these actuarial point estimates, which are the principal bases for establishing our reserve balances, along with a qualitative evaluation of business trends, environmental changes, and numerous other factors. In general, such additional factors may include, but are not limited to, improvement or deterioration of the actuarial indications in the period, the maturity of the accident year, trends observed over the recent past such as changes in the mix of business or the impact of regulatory or litigation developments, the level of volatility within a particular line of business, and the magnitude of the difference between the actuarial indication and the recorded reserves. Specific factors considered by management in determining the reserves at March 31, 2009 and December 31, 2008 included the current extent to which growth and product mix changes in our Commercial Lines segment have affected our ultimate loss trends, the significant growth in our Personal Lines new business with our Connections Auto product and related growth in a number of states where there is additional uncertainty in reserves due to the unseasoned nature of our business and agency relationships in these states, the significant improvement in personal lines frequency and severity trends the industry has experienced over the past couple of years which were unanticipated and remain to some extent unexplained, significant growth and product mix changes in our surety bond and inland marine businesses for which we have limited actuarial data to estimate ultimate losses, and the potential for adverse development in the workers’ compensation line, where losses tend to emerge over long periods of time and rising medical costs, while moderating, continue to be a concern. Management also considered our modest increase in our exposure to longer-tailed liability lines with our acquisitions over the last few years where there is less historical experience to evaluate and determine appropriate reserves as well as the potential for adverse trends in our personal automobile personal injury exposure due to costs shifting from health insurance to property and casualty insurance resulting from economic concerns and health insurance coverage trends. Additionally, management considered the likelihood of future adverse development related to significant catastrophe losses experienced in 2005 and 2008. Regarding our indirect business from voluntary and involuntary pools, we are provided loss estimates by managers of each pool. We adopt reserve estimates for the pools that consider this information and other facts. At March 31, 2009 and December 31, 2008, total recorded reserves were 6.0% and 4.9% greater than actuarially indicated point estimates, respectively. We exercise judgment in estimating all loss reserves based upon our knowledge of the property and casualty business, review of the outcome of actuarial studies, historical experience and other facts to record an estimate which reflects our expected ultimate loss and loss adjustment expenses. We believe that adequate provision has been made for loss reserves. However, establishment of appropriate reserves is an inherently uncertain process and there can be no certainty that current established reserves will prove adequate in light of subsequent actual experience. A significant change to the estimated reserves could have a material impact on our results of operations and financial position. An increase or decrease in reserve estimates would result in a corresponding decrease or increase in financial results. For example, each one percentage point change in the loss and LAE ratio resulting from a change in reserve estimation is currently projected to have an approximate $25 million impact on property and casualty segment income, based on 2008 full year premiums.

When trends emerge that we believe affect the future settlement of claims, we adjust our reserves accordingly (See “Segment Results – Property and Casualty”, Management’s Review of Judgments and Key Assumptions for further explanation of factors affecting our reserve estimates, our review process and our process for determining changes to our reserve estimates). Reserve adjustments are reflected in the Consolidated Statements of Income as adjustments to losses and loss adjustment expenses. Often, we recognize these adjustments in periods subsequent to the period in which the underlying loss event occurred. These types of subsequent adjustments are disclosed and discussed separately as “prior year reserve development”. Such development can be either favorable or unfavorable to our financial results. As discussed in “Segment Results – Property and Casualty, Management’s Review of Judgments and Key Assumptions”, estimated loss and LAE reserves for claims occurring in prior years, excluding those related to Hurricane Katrina, developed favorably by $41.2 million and $55.6 million for the quarters ended March 31, 2009 and 2008, respectively, which represents 1.9% and 2.5% of net loss reserves held, respectively. See also “Analysis of Losses and Loss Adjustment Expenses Reserve Development” in Item 1-Business in our Annual Report on Form 10-K for the year ended December 31, 2008 for guidance related to the annual development of our loss and LAE reserves.

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

We are also defendants in various litigation, including putative class actions, which dispute the scope or enforceability of the “flood exclusion”, claim punitive damages or claim a broader scope of policy coverage than our interpretation, all in connection with losses incurred from Hurricane Katrina. The reserves established with respect to Hurricane Katrina assume that we will prevail with respect to these matters (see “Contingencies and Regulatory Matters”). Although we believe our current Hurricane Katrina reserves are adequate, there can be no assurance that our ultimate costs associated with this event will not substantially exceed these estimates.

PROPERTY & CASUALTY REINSURANCE RECOVERABLES

We share a significant amount of insurance risk of the primary underlying contracts with various insurance entities through the use of reinsurance contracts. As a result, when we experience loss events that are subject to a reinsurance contract, reinsurance recoveries are recorded. The amount of the reinsurance recoverable can vary based on the size of the individual loss or the aggregate amount of all losses in a particular line, book of business or an aggregate amount associated with a particular accident year. The valuation of losses recoverable depends on whether the underlying loss is a reported loss, or an incurred but not reported loss. For reported losses, we value reinsurance recoverables at the time the underlying loss is recognized, in accordance with contract terms. For incurred but not reported losses, we estimate the amount of reinsurance recoverable based on the terms of the reinsurance contracts and historical reinsurance recovery information and apply that information to the gross loss reserve estimates. The most significant assumption we use is the average size of the individual losses for those claims that have occurred but have not yet been recorded by us. The reinsurance recoverable is based on what we believe are reasonable estimates and is disclosed separately on the financial statements. However, the ultimate amount of the reinsurance recoverable is not known until all losses are settled.

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

The discount rate enables us to state expected future cash flows as a present value on the measurement date. We also use this discount rate in the determination of our pre-tax pension expense or benefit. A lower discount rate increases the present value of benefit obligations and increases pension expense. As of December 31, 2008, we determined our discount rate utilizing an independent yield curve which provides for a portfolio of high quality bonds that are expected to match the cash flows of our pension plan. Bond information used in the yield curve was provided by Standard and Poor’s and included only those rated AA- or better as of December 31, 2008. As of December 31, 2007, we utilized the Citigroup Pension Discount Curve. We changed yield curves in 2008 as a result of the impact that the current sector weightings had on the Citigroup Pension Discount Curve, specifically the impact of a relative lack of financial sector issues at longer durations. At December 31, 2008, based upon our qualified plan assets and liabilities in relation to this discount curve, we increased our discount rate to 6.625%, from 6.375% at December 31, 2007.

To determine the expected long-term return on plan assets, we consider the historical mean returns by asset class for passive indexed strategies, as well as current and expected asset allocations and adjust for certain factors that we believe will have an impact on future returns. For the year ended December 31, 2008, the expected rate of return on plan assets was 7.75%. In 2009, we are utilizing an expected rate of return on plan assets of 7.50% to determine our pension expense for the year. The decrease reflects our strategy to shift investment assets from equity securities to fixed maturity investments over the next few years. Actual returns on plan assets in excess of these expected returns will generally reduce our net actuarial losses that are reflected in our accumulated other comprehensive income balance in shareholders’ equity, whereas actual returns on plan assets which are less than expected returns will generally increase our net actuarial losses that are reflected in accumulated other comprehensive income. These gains or losses are amortized into expense in future years.

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

OTHER-THAN-TEMPORARY IMPAIRMENTS

We employ a systematic methodology to evaluate declines in fair values below amortized cost for all investments. The methodology utilizes a quantitative and qualitative process ensuring that available evidence concerning the declines in fair value below amortized cost is evaluated in a disciplined manner. In determining whether a decline in fair value below amortized cost is other-than-temporary, we evaluate the length of time and the extent to which the fair value has been less than amortized cost; the financial condition and near-term prospects of the issuer; the issuer’s credit and financial strength ratings; the issuer’s financial performance, including earnings trends, dividend payments, and asset quality; any specific events which may influence the operations of the issuer, including governmental actions such as the recent enactment of The Emergency Economic Stabilization Act of 2008; general market conditions; the financial condition and prospects of the issuer’s market and industry; and, our ability and intent to hold the investment. We apply judgment in assessing whether the aforementioned factors have caused an other-than-temporary decline in value. When an other-than-temporary decline in value is deemed to have occurred, we reduce the cost basis of the investment to fair value. This reduction is permanent and is recognized as a realized investment loss (see “Investment Portfolio” for further discussion regarding other-than-temporary impairments and securities in an unrealized position).

Other Significant Transactions

On November 28, 2008, we acquired AIX Holdings, Inc. for approximately $100 million, subject to various terms and conditions. AIX is a specialty property and casualty insurer that underwrites and manages program business, utilizing alternative risk transfer techniques.

On June 2, 2008, we completed the sale of our premium financing subsidiary, AMGRO Inc., to Premium Financing Specialists, Inc. In the second quarter of 2008, we recorded a gain of $11.1 million related to this sale, which was reflected in the Consolidated Statement of Income as part of Discontinued Operations.

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

Statutory Capital of Insurance Subsidiaries

The following table reflects the consolidated Total Adjusted Capital for our property and casualty businesses as of March 31, 2009 and December 31, 2008:

(In millions)	March 31, 2009	December 31, 2008
The Hanover Insurance Company (1)	$1,519.8	$1,537.6
AIX and other insurance subsidiaries	90.4	63.1

Total Adjusted Capital	$1,610.2	$1,600.7

(1)	Includes $643.1 million and $638.3 million related to its subsidiary, Citizens, as of March 31, 2009 and December 31, 2008, respectively.

The NAIC prescribes an annual calculation regarding risk based capital (“RBC”). RBC ratios for regulatory purposes, as described in the glossary, are expressed as a percentage of the capital required to be above the Authorized Control Level (the “Regulatory Scale”); however, in the insurance industry RBC ratios are widely expressed as a percentage of the Company Action Level. The following table reflects the Company Action Level, the Authorized Control Level and RBC ratios for Hanover Insurance, as of March 31, 2009, expressed both on the Industry Scale (Total Adjusted Capital divided by the Company Action Level) and Regulatory Scale (Total Adjusted Capital divided by Authorized Control Level):

(In millions, except ratios)	Company Action Level	Authorized Control Level	RBC Ratio Industry Scale	RBC Ratio Regulatory Scale
The Hanover Insurance Company	$513.9	$257.0	296%	591%

The consolidated total adjusted capital position improved $9.5 million during the first quarter of 2009. The increase is primarily due to improved underwriting results, a $25 million capital contribution from THG to AIX effective March 31, 2009 to support anticipated growth in the business, and unrealized gains. These increases were partially offset by decreases in surplus relating to the purchase of FAFLIC’s non-admitted assets in connection with its sale on January  2, 2009.

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

Net cash used in operating activities was $61.5 million during the first quarter of 2009, as compared to $81.3 million in 2008. During 2009, the decrease in cash used in operating activities primarily resulted from a decrease in cash needed to fund the run-off of our former life and premium financing businesses, lower payments related to contingent commissions, a decreased level of funding associated with our qualified benefit plan during the quarter and lower federal income tax payments. These decreases were partially offset by an increase in net loss and LAE payments.

Net cash used in investing activities was $122.3 million during the first quarter of 2009, compared to net cash provided of $67.1 million for the same period of 2008. During 2009, cash was primarily used as we invested the proceeds from the sale of our Life Companies into fixed maturity securities and began reinvesting a portion of cash into fixed maturities. We continued to hold a high level of cash and cash equivalents due to uncertainty in the capital markets. In 2008, cash was provided by net sales of fixed maturity securities primarily to fund operational cash flow requirements of our property and casualty business, as well as the stock repurchase program.

Net cash provided by financing activities was $1.1 million during the first quarter of 2009, as compared to net cash used of $9.6 million in 2008. During 2009 cash provided by financing activities primarily resulted from cash received related to our securities lending program. During 2008, cash used in financing activities primarily resulted from $32.9 million of share repurchases, a net repayment of $16.5 million related to our securities lending program, partially offset by $37.2 million of proceeds from short-term borrowings in our premium financing business, the sale of which closed in the second quarter of 2008.

At March 31, 2009, THG, as a holding company, held $402.1 million of fixed maturities and cash, including our own trust preferred securities of $48.7 million. We believe our holding company assets are sufficient to meet our obligations through the remainder of 2009, which currently consist primarily of interest on the senior debentures and junior subordinated debentures and costs associated with retirement benefits provided to our former life employees and agents. Additionally, we anticipate that THG will contribute additional capital of $25 million to AIX in 2009. The holding company also may be required to make payments in 2009 related to indemnification of liabilities associated with the sale of various subsidiaries. We currently do not expect that it will be necessary to dividend funds from our insurance subsidiaries in order to fund 2009 holding company obligations.

The sale of FAFLIC provided net cash to the holding company of approximately $225.0 million as follows:

Proceeds from sale of in-kind dividended assets to Hanover Insurance	$136.3

Additional pre-close contributions to FAFLIC	(6.5)

Gross proceeds from Commonwealth Annuity	105.8

Net cost related to exchange of investments between Hanover Insurance and FAFLIC	(6.7)

Transaction costs	(3.9)

Total cash from the sale of FAFLIC and related intercompany settlements	$225.0

We expect to continue to generate sufficient positive operating cash to meet all short-term and long-term cash requirements, including the funding of our qualified defined benefit pension plan. Based upon December 31, 2008 values and taking into consideration recent government relief actions associated with pension plan funding, we are required to contribute a minimum of $13.5 million to our pension plan in 2009. We may be required to make significant cash contributions to our qualified defined benefit pension plan for several years beginning in 2010, which we currently estimate to range from approximately $30 million to $40 million annually. In April 2009, we contributed $30 million to our qualified plan related to the 2008 plan year including the aforementioned $13.5 million. The funding in excess of the required minimum was a discretionary contribution.

Our insurance subsidiaries maintain a high degree of liquidity within their respective investment portfolios in fixed maturity and short-term investments. Recently, the financial markets have experienced unprecedented declines in value, including many securities currently held by THG and its subsidiaries. Although there has been a slight decrease in our unrealized loss position in the first quarter of 2009, net unrealized losses related to securities that we still hold amounted to approximately $227 million. We believe that recent and ongoing government actions and the quality of the assets we hold will allow us to realize these securities’ anticipated long-term economic value. Furthermore, as of March 31, 2009, we had the intent and ability to retain such investments for the period of time anticipated to allow for this expected recovery in fair value. We do not anticipate the need to sell these securities to meet our insurance subsidiaries’ cash requirements. We expect our insurance subsidiaries to generate sufficient operating cash to meet all short-term and long-term cash requirements. However, there can be no assurance that unforeseen business needs or other items will not occur causing us to have to sell securities before their values fully recover; thereby causing us to recognize additional impairment charges in that time period.

On October 16, 2007, our Board of Directors authorized a share repurchase program of up to $100 million. Under this repurchase authorization, we may repurchase our common stock from time to time, in amounts and prices and at such times as we deem appropriate, subject to market conditions and other considerations. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. We have not repurchased any shares since June 2008. From time to time we may also repurchase senior debt or capital securities on an opportunistic basis. Through March 31, 2009, we have repurchased $48.7 million of trust preferred securities of an affiliate entity, which have a face value of $62.0 million.

In June 2007, we entered into a $150.0 million committed syndicated credit agreement which expires in June 2010. Borrowings, if any, under this agreement are unsecured and incur interest at a rate per annum equal to, at our option, a designated base rate or the Eurodollar rate plus applicable margin. The agreement provides covenants, including, but not limited to, maintaining a certain level of equity and an RBC ratio in our primary property and casualty companies of at least 175% (based on the Industry Scale). We had no borrowings under this line of credit during the first quarter of 2009. Additionally, we had no commercial paper borrowings as of March 31, 2009 and we do not anticipate utilizing commercial paper in 2009.

Off-Balance Sheet Arrangements

We currently do not have any material off-balance sheet arrangements that are reasonably likely to have an effect on our financial position, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contingencies and Regulatory Matters

LITIGATION AND CERTAIN REGULATORY MATTERS

Durand Litigation

On March 12, 2007, a putative class action suit captioned Jennifer A. Durand v. The Hanover Insurance Group, Inc., The Allmerica Financial Cash Balance Pension Plan was filed in the United States District Court for the Western District of Kentucky. The named plaintiff, a former employee who received a lump sum distribution from our Cash Balance Plan at or about the time of her termination, claims that she and others similarly situated did not receive the appropriate lump sum distribution because in computing the lump sum, we understated the accrued benefit in the calculation. We filed a motion to dismiss on the basis that the plaintiff failed to exhaust administrative remedies, which motion was granted without prejudice in a decision dated November 7, 2007. This decision was reversed by an order dated March 24, 2009 issued by the United States Court of Appeals for the Sixth Circuit, and the case was remanded to the district court. In our judgment, the outcome is not expected to be material to our financial position, although it could have a material effect on the results of operations for a particular quarter or annual period.

Hurricane Katrina Litigation

We have been named as a defendant in various litigations, including putative class actions, relating to disputes arising from damages which occurred as a result of Hurricane Katrina in 2005. As of March 31, 2009, there were approximately 94 such cases. These cases have been filed in both Louisiana state courts and federal district courts. These cases generally involve, among other claims, disputes as to the amount of reimbursable claims in particular cases (e.g. how much of the damage to an insured property is attributable to flood and therefore not covered, and how much is attributable to wind, which may be covered), as well as the scope of insurance coverage under homeowners and commercial property policies due to flooding, civil authority actions, loss of landscaping, business interruption and other matters. Certain of these cases claim a breach of duty of good faith or violations of Louisiana insurance claims handling laws or regulations and involve claims for punitive or exemplary damages.

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

On March 5, 2009, the court issued an Order granting in part and denying in part a Motion to Dismiss filed by defendants. The court dismissed all claims for bad faith and breach of fiduciary duty and all claims for flood damages under policies with flood exclusions or asserted under the Valued Policy Law, but rejected the insurers’ arguments that the purported assignments from individual claimants to the state were barred by anti-assignment provisions in the insurers’ policies. On April 16, 2009, the court denied a Motion for Reconsideration of its ruling regarding the anti-assignment provisions, but certified the issue as ripe for immediate appeal. On April 30, 2009, defendants filed a Petition for Permission to Appeal to the United States Court of Appeals for the Fifth Circuit.

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

Over the past three years, state-sponsored insurers, reinsurers or involuntary pools have increased significantly, particularly those states which have Atlantic or Gulf Coast exposures. As a result, the potential assessment exposure of insurers doing business in such states and the attendant collection risks have increased, particularly, in our case, in the states of Massachusetts, Louisiana and Florida. Such actions and related regulatory restrictions on rate increases, underwriting and the ability to non-renew business may limit our ability to reduce the potential exposure to hurricane related losses. At this time, we are unable to predict the likelihood or impact of any such potential assessments or other actions.

In February 2009, the Governor of Michigan called upon every automobile insurer operating in the state to freeze personal automobile insurance rates for 12 months to allow time for the legislature to enact comprehensive automobile insurance reform. In addition, she endorsed a number of proposals by her appointed Automobile and Home Insurance Consumer Advocate which would, among other things, change the current rate approval process from the current “file and use” system to “prior approval”, mandate “affordable” rates, reduce the threshold for lawsuits to be filed in “at fault” incidents, and prohibit the use of certain underwriting criteria such as credit-based insurance scores. The Office of Financial and Insurance Regulation (“OFIR”) had previously issued regulations prohibiting the use of credit scores to rate personal lines insurance policies, which regulations are the subject of litigation which is expected to be reviewed by the Michigan Supreme Court. Pending a determination by the Michigan Supreme Court, OFIR is enjoined from disapproving rates on the basis that they are based in part on credit-based insurance scores. At this time, we are unable to predict the likelihood of adoption or impact on our business of any such proposals or regulations, but any such restrictions could have an adverse effect on our results of operations.

From time to time, proposals have been made to establish a federal based insurance regulatory system and to allow insurers to elect either federal or state-based regulation (“optional federal chartering”). In light of the current economic crisis and the focus on increased regulatory controls, particularly with regard to financial institutions, we expect renewed interest in such proposals. In fact, several proposals have been introduced to create a system of optional federal chartering and to create federal oversight mechanisms for insurance or insurance holding companies, which are systemically important to the United States financial system. We cannot predict the impact that any such change will have on our operations or business or on that of our competitors.

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

On May 8, 2009, A.M. Best upgraded the financial strength rating of our property and casualty subsidiaries to A (excellent) from A- (excellent). Additionally, A.M. Best upgraded our senior debt ratings to bbb (adequate) from bbb- (adequate) and our capital securities were upgraded to bb+ (speculative) from bb (speculative).

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

Credit spread – The difference between the yield on the debt securities of a particular corporate debt issue and the yield of a similar maturity of U.S. Treasury debt securities.

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

Peril – A cause of loss.

Perpetual preferred stock – Preferred stock that has no fixed maturity date and that cannot be redeemed at the option of the holder. Cumulative perpetual preferred stock accumulates dividends from one dividend period to the next.

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

Specialty Lines – A major component of our Other Commercial Lines, includes products such as inland and ocean marine, bond specialty property, professional liability and various other program business.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Our market risks, and the ways we manage them, are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2008, included in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes in the first three months of 2009 to these risks or our management of them.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the internal control over financial reporting, as required by Rule 13a-15(d) of the Exchange Act, to determine whether any changes occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there was no such change during the quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Durand Litigation

On March 12, 2007, a putative class action suit captioned Jennifer A. Durand v. The Hanover Insurance Group, Inc., The Allmerica Financial Cash Balance Pension Plan was filed in the United States District Court for the Western District of Kentucky. The named plaintiff, a former employee who received a lump sum distribution from our Cash Balance Plan at or about the time of her termination, claims that she and others similarly situated did not receive the appropriate lump sum distribution because in computing the lump sum, we understated the accrued benefit in the calculation. We filed a motion to dismiss on the basis that the plaintiff failed to exhaust administrative remedies, which motion was granted without prejudice in a decision dated November 7, 2007. This decision was reversed by an order dated March 24, 2009 issued by the United States Court of Appeals for the Sixth Circuit, and the case was remanded to the district court. In our judgment, the outcome is not expected to be material to our financial position, although it could have a material effect on the results of operations for a particular quarter or annual period.

Hurricane Katrina Litigation

We have been named as a defendant in various litigations, including putative class actions, relating to disputes arising from damages which occurred as a result of Hurricane Katrina in 2005. As of March 31, 2009, there were approximately 94 such cases. These cases have been filed in both Louisiana state courts and federal district courts. These cases generally involve, among other claims, disputes as to the amount of reimbursable claims in particular cases (e.g. how much of the damage to an insured property is attributable to flood and therefore not covered, and how much is attributable to wind, which may be covered), as well as the scope of insurance coverage under homeowners and commercial property policies due to flooding, civil authority actions, loss of landscaping, business interruption and other matters. Certain of these cases claim a breach of duty of good faith or violations of Louisiana insurance claims handling laws or regulations and involve claims for punitive or exemplary damages.

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

On March 5, 2009, the court issued an Order granting in part and denying in part a Motion to Dismiss filed by defendants. The court dismissed all claims for bad faith and breach of fiduciary duty and all claims for flood damages under policies with flood exclusions or asserted under the Valued Policy Law, but rejected the insurers’ arguments that the purported assignments from individual claimants to the state were barred by anti-assignment provisions in the insurers’ policies. On April 16, 2009, the court denied a Motion for Reconsideration of its ruling regarding the anti-assignment provisions, but certified the issue as ripe for immediate appeal. On April 30, 2009, defendants filed a Petition for Permission to Appeal to the United States Court of Appeals for the Fifth Circuit.

We have established our loss and LAE reserves on the assumption that we will not have any liability under the “Road Home” or similar litigation, and that we will otherwise prevail in litigation as to the causes of certain large losses and not incur extra contractual or punitive damages.

ITEM 1A – RISK FACTORS

Risks and Forward-Looking Statements

We wish to caution readers that the following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause our actual results for the remainder of 2009 and beyond to differ materially from historical results and from those expressed in any of our forward-looking statements. When used in our Management’s Discussion and Analysis, the words “believes”, “anticipates”, “expects”, “projections”, “outlook”, “should”, “could”, “plan”, “guidance”, “likely”, “on track to”, “targeted” and similar expressions are intended to identify forward-looking statements. See “Important Factors Regarding Forward-Looking Statements” filed as Exhibit 99.2 to our Annual Report on Form 10-K for the period ended December 31, 2008. While any of these factors could affect our business as a whole, we have grouped certain factors by the business segment to which we believe they are most likely to apply.

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

Risks Relating To Our Property And Casualty Insurance Business

We generate most of our total revenues and earnings through our property and casualty insurance subsidiaries. The results of companies in the property and casualty insurance industry historically have been subject to significant fluctuations and uncertainties. Our profitability could be affected significantly by (i) adverse loss development or loss adjustment expense for events we (including our recently acquired subsidiaries) have insured in either the current or in prior years, including risks indirectly insured through various mandatory market mechanisms or through discontinued pools which are included in the Other Property and Casualty segment and in the operations of the discontinued accident and health business or the expected decline in the amount of favorable development which has been realized in recent periods, which could be material, particularly in light of the significance of favorable development as a contributor to the Property and Casualty Group’s segment income; (ii) an inability to retain profitable policies in force and attract profitable policies in our Personal Lines and Commercial Lines segments, whether as the result of an increasingly competitive product pricing environment, the adoption by competitors of strategies to increase agency appointments and commissions, as well as marketing and advertising expenditures or otherwise; (iii) heightened competition, including the intensification of price competition and increased marketing efforts by our competitors, the entry of new competitors and the introduction of new products by new and existing competitors, or as the result of consolidation within the financial services industry and the entry of additional financial institutions into the insurance industry; (iv) failure to obtain new customers, retain existing customers or reductions of policies in force by existing customers, whether as a result of recent competition or otherwise; (v) increases in costs, particularly those occurring after the time our products are priced and including construction, automobile repair, and medical and rehabilitation costs, and including as the result of “cost shifting” from health insurers to casualty and liability insurers (whether as a result of an increasing number of injured parties without health insurance coverage changes in health policies to make such coverage, in certain circumstances, secondary to other policies, or implementation of the Medicare Secondary Payer Act which requires reporting and imposes other requirements with respect to medical and related claims paid with respect to Medicare eligible individuals); (vi) restrictions on insurance underwriting and rates, including as a result of proposals by the Governor of Michigan with respect to automobile insurance; (vii) adverse state and federal legislation or regulation, including mandated decreases in rates, the inability to obtain further rate increases, limitations on premium levels, increases in minimum capital and reserve requirements, benefit mandates, limitations on the ability to manage care and utilization, requirements to write certain classes of business, limitations on the use of credit-based insurance scoring, such as proposals to ban the use of credit-based insurance scores with respect to personal lines in Michigan, Florida and other states or as proposed by Congress from time to time, restrictions on the use of certain compensation arrangements with agents and brokers, as well as continued compliance with state and federal regulations; (viii) adverse changes in the ratings obtained from independent rating agencies, such as Moody’s, Standard and Poor’s, Fitch and A.M. Best, whether due to investment impairments, additional capital requirements, our underwriting performance or other factors, including future rating agency requirements that may result from the current global economic crisis or otherwise; (ix) industry-wide change resulting from proposed regulations, investigations and inquiries relating to compensation arrangements with insurance brokers and agents; (x) disruptions caused by the introduction of new products, including new Commercial Lines specialty and “niche” products, or in connection with the integration and expansion of newly acquired businesses; (xi) changes in our exposure as a result of the introduction of new commercial lines products, particularly those with longer “tails” such as the new Human Services non-profit directors and officers and employment practices liability policies; (xii) the impact of our acquisitions of Professionals Direct, Inc., Verlan Holdings, Inc., AIX Holdings, Inc., or other future acquisitions, including potential reserve deficiencies, distribution channel conflicts or disruptions in personnel or operating models.

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

Underwriting results and segment income could be adversely affected by further changes in our net loss and LAE estimates related to hurricanes Katrina, Ike, Gustav and other significant events or emerging risks such as “Chinese drywall” claims. Chinese drywall claims consist of individual and class action litigation related to the installation of drywall manufactured in China which allegedly emits a foul odor and gasses which cause respiratory, sleep and other health problems and cause corrosion of metal substances. Although it is too soon to assess the merits of such claims or our potential liability for indemnity and defense costs, such claims involve or may involve drywall distributors and installers, contractors, homeowners and others.

The risks and uncertainties in our business that may affect net loss, LAE and reserve estimates and future performance, including the difficulties in arriving at such estimates, should be considered. Estimating losses following any major catastrophe or with respect to emerging issues is an inherently uncertain process. Factors that add to the complexity in these events include the legal and regulatory uncertainty, the complexity of factors contributing to the losses, delays in claim reporting and with respect to areas with significant property damage, the impact of “demand surge” and a slower pace of recovery resulting from the extent of damage sustained in the affected areas due in part to the availability and cost of resources to effect repairs. Emerging issues may involve complex coverage, liability and other costs which could significantly affect LAE. As a result, there can be no assurance that our ultimate costs associated with these events or issues will not be substantially different from current estimates.

Additionally, future operating results as compared to prior years and forward-looking information regarding Personal Lines and Commercial Lines segment information on written and earned premiums, policies in force, underwriting results and segment income currently are expected to be adversely affected by competitive and regulatory pressures affecting rates, particularly in Michigan where the Governor has called for a freeze on automobile insurance rates. In addition, underwriting results and segment income could be adversely affected by changes in frequency and loss trends. Results in Personal Lines business may also be adversely affected by pricing decreases and market disruptions (including any caused by the current economic environment, particularly in Michigan, proposals in Michigan to reduce rates, expand coverage, limit territorial ratings, or expand circumstances in which parties can recover non-economic damages for bodily injury claims (i.e., efforts to modify or overturn the so-called Kreiner decision), the Michigan Commissioner of Insurance’s proposed ban on the use of credit scores, or the Governor’s executive order creating a position of the Automobile and Home Insurance Consumer Advocate, who is to act independent from the Michigan Commissioner of Insurance). The introduction of “managed competition” in Massachusetts has resulted in overall rate level reductions and an increase in regulatory scrutiny by the Massachusetts Attorney General. Additionally, there is uncertainty regarding our ability to attract and retain customers in this market as new and larger carriers enter the state of Massachusetts as a result of “managed competition”.

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

Risks Relating To Our Business Generally

Other market fluctuations and general economic, market and political conditions also may negatively affect our business and profitability. These conditions include (i) the difficulties of estimating the impact of the current financial turmoil on the value of our investment portfolio and future investment income, including the amount of realized losses and impairments which will be recognized in future financial reports and our ability and intent to hold such investments until recovery; (ii) the impact on our capital and liquidity of the current financial turmoil, including as a result of defaults in our fixed income investment portfolio and the market decline in the value of non-government backed investments; (iii) changes in interest rates causing a reduction of investment income or in the market value of interest rate sensitive investments; (iv) higher service, administrative or general expense due to the need for additional advertising, marketing, administrative or management information systems expenditures; (v) the inability to attract, or the loss or retirement of key executives or other key employees, and increased costs associated with the replacement of key executives or employees; (vi) changes in our liquidity due to changes in asset and liability matching, including the effect of defaults of debt securities; (vii) failure of a reinsurer of our policies to pay its liabilities under reinsurance or coinsurance contracts or adverse effects on the cost and availability of reinsurance (including as a result of any such insurer’s losses in its investment portfolio as a result of the current economic conditions or the result of significant catastrophes such as the September 11, 2001 terrorist attacks or Hurricane Katrina); (viii) changes in the mix of assets comprising our investment portfolios and changes in general market conditions that may cause the market value of our investment portfolio to fluctuate, including the expansion of current concerns regarding sub-prime mortgages to prime mortgage and corresponding mortgage-backed or other debt securities and concerns relative to the ratings and capitalization of municipal bond and mortgage guarantees and the valuation of commercial mortgages and commercial mortgage backed securities; (ix) losses resulting from our participation in certain reinsurance pools, including pools in which we no longer participate but may have unquantified potential liabilities relating to asbestos environmental and other latent exposure matters, or from fronting arrangements where the reinsurer does not meet all of its reinsurance obligations; (x) defaults or impairments of debt securities held by us; (xi) higher employee benefit costs due to the significant decline in market values of defined benefit retirement plan assets resulting from the current economic crisis, interest rate fluctuations, regulatory requirements or judicial interpretations of benefits (including with respect to our Cash Balance Plan which is the subject of the Durand litigation); (xii) the effects of our restructuring actions, including any resulting from our review of operational matters related to our business, including a review of our markets, products, organization, financial capabilities, agency management, regulatory environment, ancillary businesses and service processes; (xiii) errors or omissions in connection with the administration of any of our products; (xiv) breaches of our information technology security systems or other operational disruptions or breaches which result in the loss or compromise of confidential financial, personal, medical or other information about our policyholders, claimants, agents or others with whom we do business; (xv) interruptions in our ability to conduct business as a result of terrorist actions, catastrophes or other significant events affecting infrastructure, and delays in recovery of our operating capabilities; and (xvi) U.S. inflationary pressures, particularly with respect to medical and health care, automobile repair and construction costs, all of which are significant components of our indemnity liabilities under policies we issue to our customers, and which could also impact the adequacy of reserves we have set aside for prior accident years.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On October 16, 2007, the Board of Directors authorized the repurchase of up to $100 million of our common stock. Under this repurchase authorization, we may repurchase our common stock from time to time, in amounts and prices and at such times as we deem appropriate, subject to market conditions and other considerations. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. In 2008, approximately $60 million of shares had been repurchased under this program. No shares have been repurchased since June 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
January 1 – 31, 2009 (1)	1,133	$40.21	—	$39,800,000
February 1 – 29, 2009 (1)	11,617	36.66	—	39,800,000
March 1 – 31, 2009 (1)	2,844	31.91	—	39,800,000

Total	15,594	$36.05	—	$39,800,000

(1)	Shares were withheld to satisfy tax withholding amount due from employees upon their receipt of previously restricted or deferred shares or related to the receipt of stock which resulted from the vesting of their performance-based restricted stock units.

ITEM 6 – EXHIBITS

EX – 31.1	Certification of the Chief Executive Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX – 31.2	Certification of the Chief Financial Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX – 32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

EX – 32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hanover Insurance Group, Inc
Registrant

May 08, 2009	/s/ Frederick H. Eppinger, Jr.
Date	Frederick H. Eppinger, Jr.
President, Chief Executive Officer and Director

May 08, 2009	/s/ Eugene M. Bullis
Date	Eugene M. Bullis
Executive Vice President,
Chief Financial Officer and Principal Accounting Officer