Form 10-Q
period 2009-06-30
HANOVER INSURANCE GROUP, INC.
filed 2009-08-07
CIK 944695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares outstanding of the registrant’s common stock was 50,860,359 as of August 1, 2009.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited) Quarter Ended June 30,		(Unaudited) Six Months Ended June 30,
(In millions)	2009	2008	2009	2008

REVENUES
Premiums	$630.0	$619.3	$1,262.0	$1,237.0
Net investment income	61.3	63.8	126.2	128.4
Net realized investment losses:
Total other-than temporary impairment losses on securities	(18.1)	(8.3)	(34.6)	(13.6)
Portion of loss recognized in other comprehensive income	11.4	—	11.4	—

Net other–than–temporary impairment losses on securities recognized in earnings	(6.7)	(8.3)	(23.2)	(13.6)
Realized gains from sales and other	3.1	0.7	13.5	5.7

Total net realized investment losses	(3.6)	(7.6)	(9.7)	(7.9)
Fees and other income	8.7	9.5	16.8	17.4

Total revenues	696.4	685.0	1,395.3	1,374.9

LOSSES AND EXPENSES
Losses and loss adjustment expenses	393.8	385.4	822.1	765.5
Policy acquisition expenses	144.8	139.0	287.9	276.4
Gain on tender offer	(34.3)	—	(34.3)	—
Other operating expenses	95.5	83.9	189.7	169.9

Total losses and expenses	599.8	608.3	1,265.4	1,211.8

Income before federal income taxes	96.6	76.7	129.9	163.1

Federal income tax expense:
Current	12.4	19.4	25.0	41.7
Deferred	21.1	9.4	21.6	16.2

Total federal income tax expense	33.5	28.8	46.6	57.9

Income from continuing operations	63.1	47.9	83.3	105.2
Discontinued operations (See Notes 3 and 4 ):
Gain (loss) from discontinued FAFLIC business (net of income tax (expense) benefit of $(1.7) for the quarter ended June 30, 2008 and $0.4 for the six months ended June 30, 2008), including loss on assets held-for-sale of $66.1 in 2008	0.9	(67.7)	5.9	(71.2)
Gain (loss) from operations of discontinued accident and health business (net of income tax expense of $0.1 for the quarter ended June 30, 2009)	0.2	—	(3.1)	—
Income from operations of AMGRO (net of income tax benefit of $1.3 for the quarter and six months ended June 30, 2008), including gain on disposal of $11.1 in 2008	—	10.4	—	10.1
Gain (loss) on disposal of variable life and annuity business (net of income tax benefit of $0.5 for the quarter ended June 30, 2008 and $0.4 for the six months ended June 30, 2008)	0.2	(0.8)	4.1	5.4
Other discontinued operations	—	—	—	(1.2)

Net income (loss)	$64.4	$(10.2)	$90.2	$48.3

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)

	(Unaudited) Quarter Ended June 30,		(Unaudited) Six Months Ended June 30,
	2009	2008	2009	2008

PER SHARE DATA
Basic
Income from continuing operations	$1.23	$0.93	$1.63	$2.04
Discontinued operations:
Gain (loss) from discontinued FAFLIC business (net of income tax (expense) benefit of $(0.03) for the quarter ended June 30, 2008 and $0.01 for the six months ended June 30, 2008), including loss on assets held-for-sale of $1.27 in 2008	0.02	(1.31)	0.12	(1.38)
Gain (loss) from operations of discontinued accident and health business	0.01	—	(0.06)	—
Income from operations of AMGRO (net of income tax benefit of $0.03 for the quarter and six months ended June 30, 2008), including gain on disposal of $0.21 in 2008	—	0.20	—	0.20
(Loss) gain on disposal of variable life insurance and annuity business (net of income tax benefit of $0.01 for the quarter and six months ended June 30, 2008)	—	(0.02)	0.08	0.10
Other discontinued operations	—	—	—	(0.02)

Net income (loss) per share	$1.26	$(0.20)	$1.77	$0.94

Weighted average shares outstanding	51.1	51.3	51.1	51.5

Diluted

Income from continuing operations	$1.23	$0.92	$1.62	$2.02
Discontinued operations:
Gain (loss) from discontinued FAFLIC business (net of income tax (expense) benefit of $(0.03) for the quarter ended June 30, 2008 and $0.01 for the six months ended June 30, 2008), including loss on assets held-for-sale of $1.27 in 2008	0.02	(1.30)	0.11	(1.37)
Loss from operations of discontinued accident and health business	—	—	(0.06)	—
Income from operations of AMGRO (net of income tax benefit of $0.03 for the quarter and six months ended June 30, 2008), including gain on disposal of $0.21 in 2008	—	0.20	—	0.20
(Loss) gain on disposal of variable life insurance and annuity business (net of income tax benefit of $0.01 for the quarter and six months ended June 30, 2008)	—	(0.02)	0.08	0.10
Other discontinued operations	—	—	—	(0.02)

Net income (loss) per share	$1.25	$(0.20)	$1.75	$0.93

Weighted average shares outstanding	51.4	51.8	51.4	52.0

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30,	December 31,
(In millions, except per share data)	2009	2008
ASSETS
Investments:
Fixed maturities, at fair value (amortized cost of $4,463.7 and $4,382.0)	$4,403.6	$4,140.9
Equity securities, at fair value (cost of $94.6 and $97.6)	92.1	76.2
Mortgage loans	26.2	31.1
Other long-term investments	16.9	18.4

Total investments	4,538.8	4,266.6

Cash and cash equivalents	281.0	397.7
Accrued investment income	50.9	52.3
Premiums, accounts and notes receivable, net	605.7	578.5
Reinsurance receivable on paid and unpaid losses, benefits and unearned premiums	1,126.6	1,129.6
Deferred policy acquisition costs	272.3	264.8
Deferred federal income taxes	247.7	285.6
Goodwill	170.0	169.9
Other assets	323.4	315.7
Assets of discontinued operations	131.3	1,769.5

Total assets	$7,747.7	$9,230.2

LIABILITIES
Policy liabilities and accruals:
Losses and loss adjustment expenses	$3,127.7	$3,201.3
Unearned premiums	1,267.1	1,246.3
Contractholder deposit funds and other policy liabilities	1.6	1.8

Total policy liabilities and accruals	4,396.4	4,449.4

Expenses and taxes payable	623.2	622.3
Reinsurance premiums payable	65.1	61.3
Long-term debt	309.9	531.4
Liabilities of discontinued operations	132.0	1,678.6

Total liabilities	5,526.6	7,343.0

Commitments and contingencies (Note 13)

SHAREHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 20.0 million shares authorized, none issued	—	—
Common stock, $0.01 par value, 300.0 million shares authorized, 60.5 million shares issued	0.6	0.6
Additional paid-in capital	1,805.1	1,803.8
Accumulated other comprehensive loss	(173.0)	(384.8)
Retained earnings	1,073.3	949.8
Treasury stock at cost (9.7 and 9.6 million shares)	(484.9)	(482.2)

Total shareholders’ equity	2,221.1	1,887.2

Total liabilities and shareholders’ equity	$7,747.7	$9,230.2

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	(Unaudited) Six Months Ended June 30,
(In millions)	2009	2008

PREFERRED STOCK
Balance at beginning and end of period	$—	$—

COMMON STOCK
Balance at beginning and end of period	0.6	0.6

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	1,803.8	1,822.6
Tax benefit from stock options	—	0.3
Employee and director stock-based awards	1.3	(22.7)

Balance at end of period	1,805.1	1,800.2

ACCUMULATED OTHER COMPREHENSIVE LOSS
NET UNREALIZED (DEPRECIATION) APPRECIATION ON AVAILABLE FOR SALE SECURITIES AND DERIVATIVE INSTRUMENTS:
Balance at beginning of period	(276.1)	5.5
Cumulative effect of change in accounting principle, adoption of FSP FAS 115-2 and FAS 124-2	(33.3)	—

Balance at beginning of period, as adjusted	(309.4)	5.5
Net appreciation (depreciation) during the period:
Net appreciation (depreciation) on available-for-sale securities and derivative instruments	250.8	(80.5)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	(11.4)	—
Benefit for deferred federal income taxes	0.2	2.2

	239.6	(78.3)

Balance at end of period	(69.8)	(72.8)

DEFINED BENEFIT PENSION AND POSTRETIREMENT PLANS:
Balance at beginning of period	(108.7)	(25.9)
Amounts arising in the period	(1.6)	(0.8)
Amortization during the period:
Amount recognized as net periodic benefit cost	10.0	(1.8)
(Provision) benefit for deferred federal income taxes	(2.9)	0.9

	5.5	(1.7)

Balance at end of period	(103.2)	(27.6)

Total accumulated other comprehensive loss	(173.0)	(100.4)

RETAINED EARNINGS

Balance at beginning of period	949.8	946.9
Cumulative effect of change in accounting principle, adoption of FSP FAS 115-2 and FAS 124-2	33.3	—

Balance at beginning of period, as adjusted	983.1	946.9
Net income	90.2	48.3
Treasury stock issued for less than cost	(2.2)	(6.9)
Recognition of share-based compensation	2.2	13.4

Balance at end of period	1,073.3	1,001.7

TREASURY STOCK

Balance at beginning of period	(482.2)	(450.7)
Shares purchased at cost	(7.1)	(58.5)
Net shares reissued at cost under employee stock-based compensation plans	4.4	19.8

Balance at end of period	(484.9)	(489.4)

Total shareholders’ equity	$2,221.1	$2,212.7

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited) Quarter Ended June 30,		(Unaudited) Six Months Ended June 30,
(In millions)	2009	2008	2009	2008

Net income (loss)	$64.4	$(10.2)	$90.2	$48.3

Other comprehensive income (loss):
Available-for-sale securities:
Net appreciation (depreciation) during the period	202.2	(76.8)	250.8	(80.1)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	(11.4)	—	(11.4)	—
Benefit for deferred federal income taxes	—	1.0	0.2	2.1

Total available-for-sale securities	190.8	(75.8)	239.6	(78.0)

Derivative instruments:
Net depreciation during the period	—	(0.1)	—	(0.4)
Benefit for deferred federal income taxes	—	—	—	0.1

Total derivative instruments	—	(0.1)	—	(0.3)

	190.8	(75.9)	239.6	(78.3)

Pension and postretirement benefits:
Amounts arising in the period	(1.0)	(0.7)	(1.6)	(0.8)
Amortization recognized as net periodic benefit costs:
Net actuarial loss	6.8	1.2	13.6	1.5
Prior service cost	(1.4)	(1.4)	(2.8)	(2.5)
Transition asset	(0.4)	(0.4)	(0.8)	(0.8)

Total amortization recognized as net periodic benefit costs	5.0	(0.6)	10.0	(1.8)
(Provision) benefit for deferred federal income taxes	(1.4)	0.5	(2.9)	0.9

Total pension and postretirement benefits	2.6	(0.8)	5.5	(1.7)

Other comprehensive income (loss)	193.4	(76.7)	245.1	(80.0)

Comprehensive income (loss)	$257.8	$(86.9)	$335.3	$(31.7)

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Six Months Ended June 30,
(In millions)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$90.2	$48.3
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on disposal of variable life insurance and annuity business	(4.1)	(5.4)
(Gain) estimated loss from sale of FAFLIC	(5.9)	66.1
Gain on sale of AMGRO, Inc.	—	(11.1)
Gain on tender offer	(34.3)	—
Net realized investment losses	12.9	15.3
Net amortization and depreciation	5.1	9.3
Stock-based compensation expense	5.7	6.1
Amortization of deferred benefit plan costs	9.9	(2.6)
Deferred federal income taxes	21.6	33.6
Change in deferred acquisition costs	(7.4)	(10.6)
Change in premiums and notes receivable, net of reinsurance premiums payable	(22.5)	42.5
Change in accrued investment income	1.8	1.6
Change in policy liabilities and accruals, net	(47.5)	(115.6)
Change in reinsurance receivable	3.7	71.2
Change in expenses and taxes payable	(74.1)	(91.2)
Other, net	(0.2)	5.9

Net cash (used in) provided by operating activities	(45.1)	63.4

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposals and maturities of available-for-sale fixed maturities	1,335.9	475.0
Proceeds from disposals of equity securities and other investments	—	10.1
Proceeds from mortgages sold, matured or collected	4.9	3.5
Proceeds from collections of installment finance and notes receivable	—	192.2
Proceeds from the sale of FAFLIC	105.8	—
Cash transferred with sale of FAFLIC	(108.1)	—
Net cash used to acquire Verlan Holdings, Inc	—	(26.3)
Purchase of available-for-sale fixed maturities	(1,424.6)	(420.2)
Purchase of equity securities and other investments	(15.2)	(12.3)
Capital expenditures	(4.2)	(6.0)
Disbursements to fund installment finance and notes receivable	—	(178.6)
Other investing items	2.8	0.7

Net cash (used in) provided by investing activities	(102.7)	38.1

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of options	0.4	4.1
Change in collateral related to securities lending program	30.7	3.8
Repurchase of long-term debt	(125.0)	—
Treasury stock purchased at cost	(7.1)	(58.5)
Other financing activities	0.1	0.1

Net cash used in financing activities	(100.9)	(50.5)

Net change in cash and cash equivalents	(248.7)	51.0
Net change in cash related to discontinued operations	132.0	47.1
Cash and cash equivalents, beginning of period	397.7	210.6

Cash and cash equivalents, end of period	$281.0	$308.7

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

The accompanying interim consolidated financial statements reflect, in the opinion of the Company's management, all adjustments necessary for a fair presentation of the financial position and results of operations. The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

2. New Accounting Pronouncements

Recently Adopted Standards

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“Statement No. 165”). Statement No. 165 is consistent with current auditing standards in defining a subsequent event. Additionally, it provides for disclosure regarding the existence and timing of a company’s evaluation of its subsequent events. Statement No. 165 defines two types of subsequent events, “recognized” and “non-recognized”. Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore; are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This statement is effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company has adopted this statement as of April 1, 2009. The effect of adopting Statement No. 165 was not material to the Company’s financial position or results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 163, Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60 (“Statement No. 163”). Statement No. 163 provides for changes to both the recognition and measurement of premium revenues and claim liabilities for financial guarantee insurance contracts that are within the scope of Statement of Financial Accounting Standards No. 60, Accounting and Reporting by Insurance Enterprises and that do not qualify as a derivative instrument in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement also expands the disclosure requirements related to financial guarantee insurance contracts to include such items as a company’s method of tracking insured financial obligations with credit deterioration, financial information about the insured financial obligations, and management’s policies for placing and monitoring the insured financial obligations. Statement No. 163 is effective for fiscal years beginning after December 15, 2008, except for certain disclosures related to the insured financial obligations, which were effective for the third quarter of 2008. The Company adopted Statement No. 163 on January 1, 2009. The Company does not have financial guarantee insurance products, and, accordingly the adoption of Statement No. 163 did not have an effect on the Company’s results of operations or financial position.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“Statement No. 157”). This statement creates a common definition of fair value to be used throughout generally accepted accounting principles. Statement No. 157 will apply whenever another standard requires or permits assets or liabilities to be measured at fair value, with certain exceptions. The standard establishes a hierarchy for determining fair value which emphasizes the use of observable market data whenever available. The statement also requires expanded disclosures which include the extent to which assets and liabilities are measured at fair value, the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. In April 2009, the FASB issued FSP FAS No. 157-4, Determining Fair Value when the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS No. 157-4”). This FSP provides additional guidance for estimating fair value in accordance with Statement No. 157, when the volume and level of activity for the asset or liability have significantly decreased. The emphasis of the FSP is that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants, under current market conditions. This FSP also further clarifies the guidance to be considered when determining whether or not a transaction is orderly. The FSP was effective for interim and annual reporting periods ending after June 15, 2009. In October 2008, the FASB issued FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS No. 157-3”). This FSP clarifies how Statement No. 157 should be applied when valuing securities in markets that are not active. This Statement provides guidance on how companies may use judgment, in addition to market information, in certain circumstances to value assets which have inactive markets. This FSP is effective upon issuance, including prior periods that financial statements have not yet been issued. Statement No. 157 was effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The difference between the carrying amounts and fair values of those financial instruments held at the date this statement is initially applied should be recognized as a cumulative effect adjustment to the opening balance of retained earnings for the fiscal year in which this statement is initially applied. Additionally, in February 2008, the FASB issued Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of Statement No. 157 for all non-recurring fair value measurements of nonfinancial assets and nonfinancial liabilities until the fiscal year beginning after November 15, 2008. As a result, the Company partially applied the provisions of Statement No. 157 upon adoption at January 1, 2008 and adopted the remaining provisions relating to certain nonfinancial assets and liabilities on January 1, 2009. The Company adopted FSP FAS No. 157-4 as of April 1, 2009. The effect of adopting Statement No. 157 and the related FSPs for both financial and non-financial assets and liabilities, was not material to the Company’s financial position or results of operations. See further disclosure in Note 6 – Fair Value.

Recently Issued Standards

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162 (“Statement No. 168”). Statement No. 168 establishes a single source of authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. All guidance contained in the Codification carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed “non-authoritative”. Statement No. 168 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect that the adoption of Statement No. 168 will have a material effect on its financial position or results of operations.

In June 2009, FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“Statement No. 167”). Statement No. 167 amends FASB Interpretation No. 46R, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 (“FIN 46R”) to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity’s economic performance. This statement also enhances disclosures about a company’s involvement in variable interest entities. Statement No. 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of Statement No. 167 to have a material impact on its financial position or results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140 (“Statement No. 166”). Statement No. 166 revises FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Extinguishment of Liabilities a replacement of FASB Statement 125 (“Statement No. 140”) and requires additional disclosures about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. It also eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets, and enhances disclosure requirements. Statement No. 166 is effective prospectively, for annual periods beginning after November 15, 2009, and interim and annual periods thereafter. The Company does not expect the adoption of Statement No. 166 will have a material impact on its financial position or results of operations.

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

The following table summarizes the results for this discontinued business for the periods indicated:

	(Unaudited)		(Unaudited)
	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Gain (loss) from discontinued FAFLIC business	$0.9	$(67.7)	$5.9	$(71.2)

For the quarter ended June 30, 2009, the Company recognized income from discontinued operations of $0.9 million, primarily resulting from the Company’s release of sale-related accruals. Net losses of $67.7 million in the second quarter of 2008 primarily reflect the Company’s preliminary estimate of the loss associated with the sale transaction of $66.1 million. In addition, these losses include net realized investment losses of $2.7 million, primarily resulting from the sale of fixed maturity securities and from impairments and a $1.7 million tax expense; partially offset by favorable results, primarily attributable to the traditional line of business. Total revenues associated with the FAFLIC business in the second quarter of 2008 were $17.8 million. This business also generated income before taxes of $0.1 million during that period.

For the six months ended June 30, 2009, the Company recognized income from discontinued operations of $5.9 million, primarily resulting from a change in the Company’s estimate of indemnification liabilities related to the sale and the aforementioned release of sale-related accruals. Net losses of $71.2 million in the first six months of 2008 primarily reflect the Company’s preliminary estimate of the loss associated with the sale transaction, net realized investment losses of $7.4 million, primarily resulting from impairments and the sale and intercompany transfer of investment assets. These losses were partially offset by favorable results, primarily attributable to both the traditional and retirement lines of business. Total revenues associated with the FAFLIC business in the first six months of 2008 were $39.9 million. This business also generated a loss before taxes of $5.5 million during that period.

In connection with the sales transaction, the Company agreed to indemnify Commonwealth Annuity for certain legal, regulatory and other matters that existed as of the sale. Accordingly, the Company established a gross liability in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”) of $9.9 million. As of June 30, 2009, the Company’s total gross FIN 45 liability was $2.9 million. The Company regularly reviews and updates its FIN 45 liability for legal and regulatory matter indemnities. Although the Company believes its current estimate for its FIN 45 liability is appropriate, there can be no assurance that these estimates will not materially increase in the future. Adjustments to this reserve are recorded in the results of the Company in the period in which they are determined.

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

(In millions)	December 31, 2008
Assets:
Cash and investments	$1,182.2
Reinsurance recoverable	241.5
Separate account assets	263.4
Other assets	49.3
Valuation allowance	(26.0)

Total assets	$1,710.4

Liabilities:
Policy liabilities	$1,305.6
Separate account liabilities	263.4
Trust instruments supported by funding obligations	15.0
Other liabilities	43.6

Total liabilities	$1,627.6

4. Other Significant Transactions

On June 29, 2009, the Company completed a cash tender offer to repurchase a portion of its 8.207% Series B Capital Securities (“Capital Securities”) that were issued by AFC Capital Trust I (the “Trust”) and a portion of its 7.625% Senior Debentures (“Senior Debentures”) due in 2025 that were issued by THG. As of that date, $69.3 million of Capital Securities were tendered at a price equal to $800 per $1,000 of face value. In addition, the Company accepted for tender a principal amount of $77.3 million of Senior Debentures. Depending on the time of tender, holders of the Senior Debentures accepted for purchase received a price ranging from $870 to $900 per $1,000 of face value. Separately, the Company held $65.0 million of Capital Securities previously repurchased at a discount in the open market prior to the tender offer. In conjunction with the completion of the tender offer, the Company announced plans to liquidate and terminate the Trust as permitted by the terms of the Trust documents. The Company assessed the remaining risks within the Trust as a result of the planned termination and determined that the previously unconsolidated Trust should be consolidated as of June 30, 2009 in accordance with FASB Interpretation No. 46, Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51. Including the repurchase of the Senior Debentures and the consolidation of the Trust, the Company recognized a pre-tax gain of $34.3 million in the quarter ended June 30, 2009. Subsequent to the completion of the tender offer, $165.7 million of the Capital Securities not held by the Company and $122.7 million principal amount of the Senior Debentures not held by the Company remained outstanding. The Company liquidated the Trust on July 30, 2009. Each holder of Capital Securities as of that date received a principal amount of our Series B 8.207% Junior Subordinated Deferrable Interest Debentures due February 3, 2027 equal to the liquidation amount of the Capital Securities held by such holder.

On November 28, 2008, the Company acquired AIX Holdings, Inc. (“AIX”) for approximately $100 million, subject to various terms and conditions. AIX is a specialty property and casualty insurer that underwrites and manages program business.

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

On October 16, 2007, the Company’s Board of Directors authorized a share repurchase program of up to $100 million. Under this repurchase authorization, the Company may repurchase its common stock from time to time, in varying amounts and prices and at such times deemed appropriate, subject to market conditions and other considerations. The Company is not required to purchase any specific number of shares or to make purchases by any certain date under this program. In the first six months of 2009, the Company repurchased 0.2 million shares at an aggregate cost of $7.1 million. Total repurchases under this program as of June 30, 2009 were 1.6 million shares at a cost of $67.3 million.

On December 30, 2005, the Company sold its variable life insurance and annuity business to Goldman Sachs, including the reinsurance of 100% of the variable business of FAFLIC. THG agreed to indemnify Goldman Sachs for certain litigation, regulatory matters and other liabilities related to the pre-closing activities of the business that was sold. The Company accounted for the disposal as a discontinued operation in accordance with Statement No. 144. In the first six months of 2008, the Company recognized a benefit of $5.4 million, including $5.8 million resulting from the release of liabilities associated with the estimated liabilities for certain contractual indemnities to Goldman Sachs recorded in accordance with FIN 45. The $4.1 million gain in the first six months of 2009 related to a further change in the Company’s estimate of indemnification liabilities.

5. Investments

A. Fixed maturities and equity securities

The Company accounts for its investments in fixed maturities and equity securities, which are classified as available-for-sale. In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS No. 115-2”). This FSP replaces current other-than-temporary impairment guidance for debt securities specific to a company’s intent and ability to hold impaired securities. (See “Other-than-temporary impairments – Adoption of FSP FAS 115-2 below for a further discussion).

The amortized cost and fair value of available-for-sale fixed maturities and equity securities were as follows:

(In millions)	(Unaudited) June 30, 2009
			Gross Unrealized Losses
	Amortized Cost (1)	Gross Unrealized Gains	Unrealized Losses	OTTI Unrealized Losses (2)	Fair Value
U.S. Treasury securities and U.S. government and agency securities	$255.7	$3.9	$3.4	$—	$256.2
States and political subdivisions	784.3	13.8	18.5	3.7	775.9
Foreign governments	2.7	—	—	—	2.7
Corporate fixed maturities	2,278.2	81.7	92.1	32.4	2,235.4
Residential mortgage-backed securities	972.0	27.0	16.9	8.6	973.5
Commercial mortgage-backed securities	276.1	3.4	23.3	—	256.2

Total fixed maturities, including assets of discontinued operations	4,569.0	129.8	154.2	44.7	4,499.9
Less: fixed maturities of discontinued operations	(105.3)	(10.5)	(15.3)	(4.2)	(96.3)

Total fixed maturities, excluding discontinued operations	$4,463.7	$119.3	$138.9	$40.5	$4,403.6

Equity securities, excluding discontinued operations	$94.6	$7.0	$9.5	$—	$92.1

(In millions)	December 31, 2008
			Gross Unrealized Losses
	Amortized Cost (1)	Gross Unrealized Gains	Unrealized Losses	OTTI Unrealized Losses	Fair Value (3)
U.S. Treasury securities and U.S. government and agency securities	$344.8	$11.6	$0.8	$—	$355.6
States and political subdivisions	758.7	3.9	35.7	—	726.9
Foreign governments	4.6	0.2	—	—	4.8
Corporate fixed maturities	2,745.5	26.2	261.1	—	2,510.6
Residential mortgage-backed securities	1,097.5	23.2	21.9	—	1,098.8
Commercial mortgage-backed securities	480.1	0.9	50.0	—	431.0

Total fixed maturities, including assets of discontinued operations	5,431.2	66.0	369.5	—	5,127.7
Less: fixed maturities of discontinued operations (4)	(1,049.2)	(14.0)	(76.4)	—	(986.8)

Total fixed maturities, excluding discontinued operations	$4,382.0	$52.0	$293.1	$—	$4,140.9

Equity securities, excluding discontinued operations	$97.6	$3.4	$24.8	$—	$76.2

(1)	Amortized cost for fixed maturities and cost for equity securities.
(2)	Represents other-than-temporary impairments (“OTTI”) recognized in accumulated other comprehensive income, including cumulative effect of adoption of FSP FAS 115-2 of $33.3 million.
(3)	Included $42.2 million of trust preferred capital securities of a THG affiliated entity that are designated as held-to-maturity and carried at amortized cost.
(4)	Fixed maturities of discontinued operations as of December 31, 2008 included our discontinued FAFLIC business and discontinued accident and health business. Due to the January 2, 2009 sale of FAFLIC, fixed maturities with an amortized cost of $949.9 million, gross unrealized gains of $12.2 million, gross unrealized losses of $60.7 million and fair value of $901.4 million transferred to the buyer.

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

(In millions)	(Unaudited) June 30, 2009
	Amortized Cost	Fair Value
Due in one year or less	$126.5	$127.0
Due after one year through five years	1,494.8	1,496.7
Due after five years through ten years	1,370.6	1,350.0
Due after ten years	1,577.1	1,526.2

Total fixed maturities, including assets of discontinued operations	4,569.0	4,499.9
Less: fixed maturities of discontinued operations	(105.3)	(96.3)

Total fixed maturities, excluding assets of discontinued operations	$4,463.7	$4,403.6

B. Securities in a continuous unrealized loss position

The following tables provide information about the Company’s fixed maturities and equity securities that have been continuously in an unrealized loss position at June 30, 2009 and December 31, 2008:

	(Unaudited) June 30, 2009
	12 months or less		Greater than 12 months		Total
(In millions)	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI (1)	Fair Value
Fixed Maturities:
Investment Grade:
U.S. Treasury securities and U.S. government and agency securities	$3.4	$116.0	$—	$—	$3.4	$116.0
States and political subdivisions	7.1	198.9	11.4	149.1	18.5	348.0
Corporate fixed maturities	20.3	209.6	49.6	453.2	69.9	662.8
Residential mortgage-backed securities	5.0	184.4	10.5	97.5	15.5	281.9
Commercial mortgage-backed securities	4.9	51.9	18.4	143.5	23.3	195.4

Total investment grade	40.7	760.8	89.9	843.3	130.6	1,604.1

Below Investment Grade (2):
States and political subdivisions	—	—	3.7	4.8	3.7	4.8
Corporate fixed maturities	41.6	176.5	13.0	55.8	54.6	232.3
Residential mortgage-backed securities	5.9	9.8	4.1	11.2	10.0	21.0

Total below investment grade	47.5	186.3	20.8	71.8	68.3	258.1

Total fixed maturities	88.2	947.1	110.7	915.1	198.9	1,862.2

Equity securities:
Perpetual preferred securities	—	—	3.8	16.9	3.8	16.9
Common equity securities	0.1	1.7	5.6	51.6	5.7	53.3

Total equity securities	0.1	1.7	9.4	68.5	9.5	70.2

Total fixed maturities and equity securities, including discontinued operations	88.3	948.8	120.1	983.6	208.4	1,932.4
Less: fixed maturities and equity securities of discontinued operations	(12.0)	(43.9)	(7.5)	(12.0)	(19.5)	(55.9)

Total fixed maturities and equity securities, excluding discontinued operations	$76.3	$904.9	$112.6	$971.6	$188.9	$1,876.5

(1)	Includes $44.7 million unrealized loss related to FSP FAS 115-2, of which $33.3 million represents the cumulative effect of adoption.
(2)	Substantially all below investment grade securities with an unrealized loss had been rated by the NAIC, Standard & Poor’s, or Moody’s at June 30, 2009.

	(Unaudited) December 31, 2008
	12 months or less		Greater than 12 months		Total
(In millions)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Fixed Maturities:
Investment Grade:
U.S. Treasury securities and U.S. government and agency securities	$0.8	$75.8	$—	$—	$0.8	$75.8
States and political subdivisions	27.1	362.4	3.9	56.5	31.0	418.9
Corporate fixed maturities	110.3	1,273.7	91.0	422.0	201.3	1,695.7
Residential mortgage-backed securities	18.7	120.6	3.2	30.2	21.9	150.8
Commercial mortgage-backed securities	26.4	273.8	23.6	146.0	50.0	419.8

Total investment grade	183.3	2,106.3	121.7	654.7	305.0	2,761.0

Below Investment Grade (1):
States and political subdivisions	4.7	6.9	—	—	4.7	6.9
Corporate fixed maturities	59.8	145.7	—	—	59.8	145.7
Residential mortgage-backed securities	—	1.5	—	—	—	1.5

Total below investment grade	64.5	154.1	—	—	64.5	154.1

Total fixed maturities	247.8	2,260.4	121.7	654.7	369.5	2,915.1

Equity securities:
Perpetual preferred securities	—	—	13.4	28.5	13.4	28.5
Common equity securities	11.4	32.3	—	—	11.4	32.3

Total equity securities	11.4	32.3	13.4	28.5	24.8	60.8

Total fixed maturities and equity securities, including discontinued operations	259.2	2,292.7	135.1	683.2	394.3	2,975.9
Less: fixed maturities and equity securities of discontinued operations (2)	(42.0)	(420.7)	(34.4)	(200.3)	(76.4)	(621.0)

Total fixed maturities and equity securities, excluding discontinued operations	$217.2	$1,872.0	$100.7	$482.9	$317.9	$2,354.9

(1)	Substantially all below investment grade securities with an unrealized loss had been rated by the NAIC, Standard & Poor’s, or Moody’s at December 31, 2008.
(2)	Fixed maturities of discontinued operations as of December 31, 2008 included our discontinued FAFLIC business and discontinued accident and health business. Due to the January 2, 2009 sale of FAFLIC, fixed maturities with total gross unrealized losses of $60.7 million and fair value of $568.7 million transferred to the buyer.

The Company employs a systematic methodology to evaluate declines in fair value below amortized cost for all investments. The methodology utilizes a quantitative and qualitative process ensuring that available evidence concerning the declines in fair value below amortized cost is evaluated in a disciplined manner. In determining whether a decline in fair value below amortized cost is other-than-temporary, the Company evaluates the issuer’s overall financial condition; the issuer’s credit and financial strength ratings; the issuer’s financial performance, including earnings trends, dividend payments and asset quality; any specific events which may influence the operations of the issuer including governmental actions such as the enactment of The Emergency Economic Stabilization Act of 2008 and receipt of related funds; a weakening of the general market conditions in the industry or geographic region in which the issuer operates; and with respect to fixed maturity investments, any factors that might raise doubt about the issuer’s ability to pay all amounts due according to the contractual terms and whether the Company expects to recover the entire amortized cost basis of the security; and with respect to equity securities, the Company’s ability and intent to hold the investment for a period of time to allow for a recovery in value. The Company applies these factors to all securities.

The following tables provide information on the Company’s gross unrealized losses of fixed maturity securities by credit ratings, including ratings of securities with third party guarantees, as of June 30, 2009 and December 31, 2008.

	(Unaudited) June 30, 2009
(In millions)	AAA	AA	A	BBB	Total investment grade	BB	B	CCC and below	Total below investment grade	Total

U.S. Treasury securities and U.S. government and agency securities	$3.4	$—	$—	$—	$3.4	$—	$—	$—	$—	$3.4
States and political subdivisions	2.2	3.1	4.1	9.1	18.5	—	3.7	—	3.7	22.2

Corporate fixed maturities	0.3	7.0	26.5	36.1	69.9	28.9	10.9	14.8	54.6	124.5

Residential mortgage-backed securities	7.3	2.6	0.2	5.4	15.5	3.8	3.0	3.2	10.0	25.5
Commercial mortgage-backed securities	11.1	3.0	9.2	—	23.3	—	—	—	—	23.3

Total fixed maturities, including discontinued operations	24.3	15.7	40.0	50.6	130.6	32.7	17.6	18.0	68.3	198.9
Less: losses included in discontinued operations	(0.2)	(1.7)	(0.1)	(7.9)	(9.9)	(2.2)	(3.7)	(3.7)	(9.6)	(19.5)

Total fixed maturities, excluding discontinued operations	$24.1	$14.0	$39.9	$42.7	$120.7	$30.5	$13.9	$14.3	$58.7	$179.4

	(Unaudited) December 31, 2008
(In millions)	AAA	AA	A	BBB	Total investment grade	BB	B	CCC and below	Total below investment grade	Total

U.S. Treasury securities and U.S. government and agency securities	$0.8	$—	$—	$—	$0.8	$—	$—	$—	$—	$0.8
States and political subdivisions	3.2	11.4	11.3	5.1	31.0	3.2	1.5	—	4.7	35.7
Corporate fixed maturities	0.5	2.5	79.7	118.6	201.3	15.0	26.3	18.5	59.8	261.1
Residential mortgage-backed securities	19.4	2.5	—	—	21.9	—	—	—	—	21.9
Commercial mortgage-backed securities	32.9	6.3	10.8	—	50.0	—	—	—	—	50.0

Total fixed maturities, including discontinued operations	56.8	22.7	101.8	123.7	305.0	18.2	27.8	18.5	64.5	369.5
Less: losses included in discontinued operations (1)	(17.3)	(2.2)	(19.8)	(28.9)	(68.2)	(2.3)	(3.8)	(2.1)	(8.2)	(76.4)

Total fixed maturities, excluding discontinued operations	$39.5	$20.5	$82.0	$94.8	$236.8	$15.9	$24.0	$16.4	$56.3	$293.1

(1)	Fixed maturities of discontinued operations as of December 31, 2008 included our discontinued FAFLIC business and discontinued accident and health business. Due to the January 2, 2009 sale of FAFLIC, fixed maturities with total gross unrealized losses of $60.7 million transferred to the buyer.

C. Other-than-temporary impairments

Adoption of FSP FAS 115-2

On April 1, 2009, the Company adopted FSP FAS 115-2. FSP FAS 115-2 modifies the assessment of other-than-temporary impairments on debt securities, as well as the method of recording and reporting other-than-temporary impairments.

Under the new guidance, if a company intends to sell or more likely than not will be required to sell the debt security before recovery of its amortized cost basis, the amortized cost of the security is reduced to its fair value, with a corresponding charge to earnings. If a company does not intend to sell the debt security, or more likely than not, will not be required to sell it, the FSP requires that the company separate the other-than-temporary impairment into the portion which represents the credit loss and the amount related to all other factors. The amount of the estimated loss attributable to credit is recognized in earnings and the amount related to non-credit factors is recognized in other comprehensive income, net of applicable taxes.

The FSP also requires a cumulative effect adjustment upon adoption to reclassify the non-credit component of previously recognized impairments from retained earnings to other comprehensive income. The Company reviewed previously recognized OTTI recorded through realized losses on securities held at April 1, 2009, which was approximately $121 million, and determined that $33.3 million of these OTTI were related to non-credit factors, such as interest rates and market conditions. Accordingly, the Company increased the amortized cost basis of these debt securities and recorded a cumulative effect adjustment of $33.3 million within shareholders’ equity. The cumulative effect adjustment had no effect on total shareholders’ equity as it increased retained earnings and reduced accumulated other comprehensive income.

Current period other-than-temporary impairments

For the first six months of 2009, other-than-temporary impairments on fixed maturities and equity securities were $34.6 million, of which $23.2 million was recognized in earnings and the remaining $11.4 million was recorded as unrealized losses in accumulated other comprehensive income, net of taxes.

For the three months ended June 30, 2009, other-than-temporary impairments on fixed maturities and equity securities were $18.1 million, of which $6.7 million was recognized in earnings and the remaining $11.4 million was recorded as unrealized losses in accumulated other comprehensive income, net of taxes. Of the OTTI recognized in earnings, $2.6 million was estimated credit losses on debt securities for which a portion of the impairment was recognized in other comprehensive income and $4.1 million were losses for which the entire difference between amortized cost and fair value was charged to earnings.

The methodology and significant inputs used to measure the amount of credit losses in the quarter ended June 30, 2009 are as follows:

Corporate bonds ($1.7 million) — the Company utilized a financial model that derives expected cash flows based on probability-of-default factors by credit rating and asset duration and loss-given-default factors based on security type. These factors are based on historical data provided by an independent third-party rating agency;

Municipals ($0.6 million) — the Company utilized cash flow estimates based on bond specific facts and circumstances that may include the political subdivision’s taxing authority, the issuer’s ability to adjust user fees or other sources of revenue to satisfy its debt obligations and the ability to access insurance or guarantees;

Asset-backed securities, including commercial and residential mortgage backed securities ($0.3 million) — the Company utilized cash flow estimates based on bond specific facts and circumstances that include collateral characteristics, expectations of delinquency and default rates, loss severity, prepayment speeds and structural support, including subordination and guarantees.

The following table summarizes the cumulative amounts related to the Company’s credit loss portion of the other-than-temporary impairment losses on debt securities held as of June 30, 2009 for which the non-credit portion of the loss is included in other comprehensive income:

(In millions)

Cumulative credit loss as of April 1, 2009 (1)	$17.3
New credit losses	2.6

Cumulative credit losses as of June 30, 2009 (1)	$19.9

(1)	Excludes other-than-temporary impairment losses on securities held that the Company intends to sell, or it is more likely than not that the Company will be required to sell the security, before the recovery of the amortized cost basis.

D. Proceeds from voluntary sales

The proceeds from voluntary sales of available-for-sale securities and the gross realized gains and gross realized losses on those sales were as follows:

	(Unaudited)			(Unaudited)
	Quarter Ended June 30, 2009			Six Months Ended June 30, 2009
(In millions)	Proceeds from voluntary sales	Gross gains	Gross losses	Proceeds from voluntary sales	Gross gains	Gross losses
Fixed maturities	$614.7	$7.4	$5.1	$996.6	$23.1	$10.0
Equity securities	—	—	—	—	—	—

6. Fair Value

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments and have not changed during the period:

Cash and Cash Equivalents

For these short-term investments, the carrying amount approximates fair value.

Fixed Maturities

Level 1 securities generally include U.S. Treasury issues and other securities that are highly liquid and for which quoted market prices are available. Level 2 securities are valued using pricing for similar securities and pricing models that incorporate observable inputs including, but not limited to yield curves and issuer spreads. Level 3 securities include issues for which little observable data can be obtained, primarily due to the illiquid nature of the securities, and for which significant inputs used to determine fair value are based on the Company’s own assumptions. Non-binding broker quotes are also included in Level 3.

The Company utilizes a third party pricing service for the valuation of the majority of its fixed maturity securities and receives one quote per security. When quoted market prices in an active market are available, they are provided by the pricing service as the fair value and such values are classified as Level 1. Since fixed maturities other than U.S. Treasury securities generally do not trade on a daily basis, the pricing service prepares estimates of fair value measurements for other securities using pricing applications which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings and prepayment assumptions, when necessary. Inputs into these applications include, but are not limited to benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bid offers and reference data. Generally, all prices provided by the pricing service, except quoted market prices, are reported as Level 2.

The Company holds privately placed corporate bonds and certain other bonds that do not have an active market and for which the pricing service cannot provide fair values. The Company determines fair values for these securities using either matrix pricing or broker quotes. The Company will use observable market data to the extent it is available, but is also required to use a certain amount of unobservable judgment due to the illiquid nature of the securities involved. Additionally, the Company may obtain non-binding broker quotes which are reported as Level 3.

Equity Securities

Level 1 includes publicly traded securities valued at quoted market prices. Level 3 consists of common stock of private companies for which observable inputs are not available.

The Company utilizes a third party pricing service for the valuation of the majority of its equity securities and receives one quote for each equity security. When quoted market prices in an active market are available, they are provided by the pricing service as the fair value and such values are classified as Level 1. Generally, all prices provided by the pricing service, except quoted market prices, are reported as Level 2. Occasionally, the Company may obtain non-binding broker quotes which are reported as Level 3.

Mortgage Loans

Fair values are estimated by discounting the future contractual cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings.

Policy Loans

The carrying amount reported in the Consolidated Balance Sheets approximates fair value since policy loans have no defined maturity dates and are inseparable from the insurance contracts. Policy loans were included in discontinued operations at December 31, 2008 and were sold on January 2, 2009.

Derivative Instruments

These Level 3 valuations are derived from the counterparties’ internally developed models which do not necessarily represent observable market data. Derivatives were included in discontinued operations at December 31, 2008 and were sold on January 2, 2009.

Separate Account Assets

The Company’s separate accounts are invested in variable insurance trust funds which have a daily net asset value obtainable from an active market. Separate accounts were included in discontinued operations at December 31, 2008 and were sold on January 2, 2009.

Investment Contracts (Without Mortality Features)

Fair values for liabilities under guaranteed investment type contracts are estimated using discounted cash flow calculations using current interest rates for similar contracts with maturities consistent with those remaining for the contracts being valued. Liabilities under supplemental contracts without life contingencies are estimated based on current fund balances while other individual contract funds represent the present value of future policy benefits. Other liabilities are based on current surrender values. These contracts were included in discontinued operations at December 31, 2008 and were sold on January 2, 2009.

Legal Indemnities

Fair values are estimated using probability-weighted discounted cash flow analyses.

Trust Instruments Supported by Funding Obligations

Fair values are estimated using discounted cash flow calculations using current interest rates for similar contracts with maturities consistent with those remaining for the contracts being valued. Trust instruments supported by funding obligations were included in discontinued operations at December 31, 2008 and were sold on January 2, 2009.

Long-term Debt

The fair value of long-term debt was estimated based on quoted market prices. If a quoted market price is not available, fair values are estimated using independent pricing sources.

The estimated fair values of the financial instruments were as follows:

(In millions)	(Unaudited) June 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and cash equivalents	$280.7	$280.7	$529.5	$529.5
Fixed maturities	4,499.9	4,499.9	5,156.2	5,156.2
Equity securities	92.1	92.1	47.8	47.8
Mortgage loans	26.2	27.9	31.1	33.1
Policy loans	—	—	111.1	111.1

Total financial assets, including financial assets of discontinued operations	4,898.9	4,900.6	5,875.7	5,877.7
Less: financial assets of discontinued operations	(96.0)	(96.0)	(1,229.8)	(1,229.8)

Total financial assets of continuing operations	$4,802.9	$4,804.6	$4,645.9	$4,647.9

Financial Liabilities
Derivative instruments	$—	$—	$0.2	$0.2
Supplemental contracts without life contingencies	3.3	3.3	18.5	18.5
Dividend accumulations	—	—	81.1	81.1
Other individual contract deposit funds	—	—	5.5	5.5
Other group contract deposit funds	—	—	25.4	25.3
Legal indemnities	9.0	9.0	11.3	11.3
Trust instruments supported by funding obligations	—	—	15.0	15.9
Long-term debt	309.9	250.4	531.4	325.8

Total financial liabilities, including financial liabilities of discontinued operations	322.2	262.7	688.4	483.6
Less: financial liabilities of discontinued operations	—	—	(138.9)	(139.7)

Total financial liabilities of continuing operations	$322.2	$262.7	$549.5	$343.9

The Company performs a review of the fair value hierarchy classifications and of prices received from its third party pricing service on a quarterly basis. The Company reviews the pricing services’ policy describing its processes, practices and inputs, including various financial models used to value securities. Also, the Company reviews the portfolio pricing. Securities with changes in prices that exceed a defined threshold are verified to independent sources such as Bloomberg. If upon review, the Company is not satisfied with the validity of a given price, a pricing challenge would be submitted to the pricing service along with supporting documentation for its review. The Company does not adjust quotes or prices obtained from the pricing service unless the pricing service agrees with the Company’s challenge. During the six months ended June 30, 2009, the Company did not adjust any prices received from brokers or its pricing service.

Changes in the observability of valuation inputs may result in a reclassification of certain financial assets or liabilities within the fair value hierarchy. Reclassifications related to Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period in which the reclassification occurs. As previously discussed, the Company utilizes a third party pricing service for the valuation of the majority of its fixed maturities and equity securities. The pricing service has indicated that it will only produce an estimate of fair value if there is objectively verifiable information to produce a valuation. If the pricing service discontinues pricing an investment, the Company will use observable market data to the extent it is available, but may also be required to make assumptions for market based inputs that are unavailable due to market conditions.

During the six months ended June 30, 2009, the Company transferred certain assets that were previously classified as Level 3 into Level 2, primarily as a result of assessing the significance of unobservable inputs on the fair value measurement.

The Company currently holds fixed maturity securities and equity securities, and prior to January 2, 2009 also held separate account assets, for which fair value is determined on a recurring basis. The following tables present for each hierarchy level, the Company’s assets that were measured at fair value at June 30, 2009 and December 31, 2008.

	(Unaudited) Fair Value at June 30, 2009
(In millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury securities and U.S. government and agency securities	$256.2	$79.6	$176.6	$—
States and political subdivisions	775.9	—	757.5	18.4
Foreign governments	2.7	—	2.7	—
Corporate fixed maturities	2,235.4	—	2,193.8	41.6
Residential mortgage-backed securities	973.5	—	973.5	—
Commercial mortgage-backed securities	256.2	—	245.6	10.6

Total fixed maturities	4,499.9	79.6	4,349.7	70.6
Equity securities	89.9	76.9	11.8	1.2

Total investment assets at fair value, including assets of discontinued operations	4,589.8	156.5	4,361.5	71.8
Investment assets of discontinued operations at fair value	(96.3)	—	(96.3)	—

Total investment assets of continuing operations at fair value	$4,493.5	$156.5	$4,265.2	$71.8

	Fair Value at December 31, 2008
(In millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury securities and U.S. government and agency securities	$355.6	$101.4	$254.2	$—
States and political subdivisions	726.9	—	718.3	8.6
Foreign governments	4.8	1.8	3.0	—
Corporate fixed maturities	2,468.4	—	2,414.3	54.1
Mortgage-backed securities	1,529.8	—	1,503.4	26.4

Total fixed maturities (1)	5,085.5	103.2	4,893.2	89.1
Equity securities	64.9	52.9	10.8	1.2
Separate account assets	263.4	263.4	—	—

Total investment assets at fair value, including assets of discontinued operations	5,413.8	419.5	4,904.0	90.3
Investment assets of discontinued operations	(1,250.3)	(304.4)	(940.1)	(5.8)

Total investment assets of continuing operations at fair value	$4,163.5	$115.1	$3,963.9	$84.5

(1)	Excludes $42.2 million of trust preferred capital securities of a THG affiliated entity that are designated as held-to-maturity that are carried at amortized cost.

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	(Unaudited) Quarter Ended June 30, 2009
	Fixed Maturities
(In millions)	States and Political subdivisions	Corporate	Commercial mortgage backed securities	Total	Equities	Total Assets
Balance March 31, 2009	$19.2	$42.1	$9.3	$70.6	$1.2	$71.8
Total (losses) gains :
Included in earnings	—	(0.7)	—	(0.7)	—	(0.7)
Included in other comprehensive income	(0.4)	2.0	0.6	2.2	—	2.2
Net (redemptions) purchases	(0.4)	6.7	3.0	9.3	—	9.3
Net transfers out of Level 3	—	(8.5)	(2.3)	(10.8)	—	(10.8)

Balance June 30, 2009	$18.4	$41.6	$10.6	$70.6	$1.2	$71.8

	(Unaudited) Quarter Ended June 30, 2008
	Fixed Maturities
(In millions)	States and political sub- divisions	Corporate	Residential mortgage backed securities	Commercial mortgage backed securities	Total	Equities	Derivative Assets	Total Assets	Derivative Liabilities
Balance March 31, 2008	$—	$17.4	$—	$20.8	$38.2	$1.3	$7.8	$47.3	$(3.3)
Total (losses) gains:
Included in earnings	—	(0.5)	—	—	(0.5)	—	(1.4)	(1.9)	1.3
Included in other comprehensive income	(0.4)	1.6	(0.2)	(0.6)	0.4	(0.1)	—	0.3	—
Net redemptions	(0.1)	(1.9)	(0.3)	(0.1)	(2.4)	—	—	(2.4)	—
Net transfers in (out) of Level 3	10.0	56.0	7.6	(9.6)	64.0	—	—	64.0	—

Balance June 30, 2008	9.5	72.6	7.1	10.5	99.7	1.2	6.4	107.3	(2.0)
Less: discontinued operations	—	(10.4)	—	—	(10.4)	—	(6.4)	(16.8)	2.0

Balance June 30, 2008, continuing operations	$9.5	$62.2	$7.1	$10.5	$89.3	$1.2	$—	$90.5	$—

	(Unaudited) Six Months Ended June 30, 2009
	Fixed Maturities
(In millions)	States and Political subdivisions	Corporate	Residential mortgage backed securities	Commercial mortgage backed securities	Total	Equities	Total Assets
Balance January 1, 2009	$18.2	$44.5	$6.9	$19.5	$89.1	$1.2	$90.3
Assets of discontinued operations sold with FAFLIC	(0.1)	(3.4)	—	(2.3)	(5.8)	—	(5.8)
Total (losses) gains:
Included in earnings	(0.2)	(0.4)	0.2	—	(0.4)	—	(0.4)
Included in other comprehensive income	(0.8)	1.9	—	0.6	1.7	—	1.7
Net purchases (redemptions)	1.3	7.5	(7.1)	2.8	4.5	—	4.5
Net transfers out of Level 3	—	(8.5)	—	(10.0)	(18.5)	—	(18.5)

Balance June 30, 2009	$18.4	$41.6	$—	$10.6	$70.6	$1.2	$71.8

	(Unaudited) Six Months Ended June 30, 2008
	Fixed Maturities
(In millions)	States and Political sub- divisions	Corporate	Residential mortgage backed securities	Commercial mortgage backed securities	Total	Equities	Derivative Assets	Total Assets	Derivative Liabilities
Balance January 1, 2008	$—	$9.7	$—	$20.8	$30.5	$1.3	$5.8	$37.6	$(1.1)
Total (losses) gains:
Included in earnings	—	(0.5)	—	—	(0.5)	—	0.9	0.4	(0.9)
Included in other comprehensive income	(0.4)	1.5	(0.2)	(0.6)	0.3	(0.1)	(0.3)	(0.1)	—
Net (redemptions) purchases	(0.1)	5.9	(0.3)	(0.1)	5.4	—	—	5.4	—
Net transfers into Level 3	10.0	56.0	7.6	(9.6)	64.0	—	—	64.0	—

Balance June 30, 2008	9.5	72.6	7.1	10.5	99.7	1.2	6.4	107.3	(2.0)
Less: discontinued operations	—	(10.4)	—	—	(10.4)	—	(6.4)	(16.8)	2.0

Balance June 30, 2008, continuing operations	$9.5	$62.2	$7.1	$10.5	$89.3	$1.2	$—	$90.5	$—

The table below summarizes gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recorded in net income for Level 3 assets and liabilities.

	(Unaudited) Quarter Ended June 30, 2009			(Unaudited) Quarter Ended June 30, 2008
(In millions)	Other-than- temporary impairments	Net realized investment gains	Total	Net realized investment losses	Gain (loss) from discontinued FAFLIC business	Total
Level 3 Assets:
Corporate fixed maturities	$(0.8)	$0.1	$(0.7)	$(0.5)	$—	$(0.5)
Derivative assets	—	—	—	—	(1.4)	(1.4)

Total Assets	$(0.8)	$0.1	$(0.7)	$(0.5)	$(1.4)	$(1.9)

Level 3 Liabilities:
Derivative liabilities	$—	$—	$—	$—	$1.3	$1.3

	(Unaudited)			(Unaudited)
	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
(In millions)	Other- than- temporary impairments	Net realized investment gains (losses)	Total	Net realized investment losses	Gain (loss) from discontinued FAFLIC business	Total
Level 3 Assets:
Fixed maturities:
States and political subdivisions	$—	$(0.2)	$(0.2)	$—	$—	$—
Corporate fixed maturities	(0.8)	0.4	(0.4)	(0.5)	—	(0.5)
Residential mortgage backed securities	—	0.2	0.2	—	—	—

Total fixed maturities	(0.8)	0.4	(0.4)	(0.5)	—	(0.5)
Derivative assets	—	—	—	—	0.9	0.9

Total Assets	$(0.8)	$0.4	$(0.4)	$(0.5)	$0.9	$0.4

Level 3 Liabilities:
Derivative liabilities	$—	$—	$—	$—	$(0.9)	$(0.9)

7. Federal Income Taxes

Federal income tax expense for the six months ended June 30, 2009 and 2008 has been computed using estimated effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.

In the first six months of 2009, the Company decreased its valuation allowance related to its deferred tax asset by $79.6 million, from $348.2 million to $268.6 million. The decrease in this valuation allowance resulted primarily from unrealized appreciation of the Company’s investment portfolio partially offset by realized capital losses. Accordingly, the Company recorded net decreases in its valuation allowance of $72.4 million as an adjustment to Accumulated Other Comprehensive Income and $11.6 million as an adjustment to Retained Earnings for the cumulative effect of adopting FSP FAS No. 115-2. These decreases are partially offset by increases in its valuation allowance of $3.3 million as an adjustment to Federal Income Tax Expense and $1.1 million as an adjustment to Discontinued Operations in its Consolidated Statements of Income.

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

8. Pension and Other Postretirement Benefit Plans

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

The components of net periodic benefit cost for pension and other postretirement benefit plans are as follows:

	(Unaudited) Quarter Ended June 30,
(In millions)	2009	2008	2009	2008
	Pension Benefits		Postretirement Benefits
Service cost – benefits earned during the period	$—	$—	$0.1	$—
Interest cost	8.5	8.2	0.7	0.7
Expected return on plan assets	(6.6)	(8.4)	—	—
Recognized net actuarial loss	6.8	1.0	—	0.1
Amortization of transition asset	(0.4)	(0.4)	—	—
Amortization of prior service cost	—	—	(1.5)	(1.3)

Net periodic cost (benefit)	$8.3	$0.4	$(0.7)	$(0.5)

	(Unaudited) Six Months Ended June 30,
	2009	2008	2009	2008
	Pension Benefits		Postretirement Benefits
Service cost – benefits earned during the period	$—	$—	$0.1	$0.2
Interest cost	17.0	16.4	1.4	1.6
Expected return on plan assets	(12.7)	(16.9)	—	—
Recognized net actuarial loss	13.5	1.3	0.1	0.2
Amortization of transition asset	(0.8)	(0.8)	—	—
Amortization of prior service cost	—	—	(2.9)	(2.4)

Net periodic cost (benefit)	$17.0	$—	$(1.3)	$(0.4)

In April 2009, the Company contributed $30 million to its qualified plan related to the 2008 plan year. Approximately $18 million of this contribution is discretionary. No further contributions are required to be made in 2009 related to the 2009 plan year.

9. Other Comprehensive Income

The following table provides a reconciliation of gross unrealized investment gains (losses) to the net balance shown in the Consolidated Statements of Comprehensive Income:

	(Unaudited) Quarter Ended June 30,		(Unaudited) Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Unrealized appreciation (depreciation) on available-for-sale securities:
Unrealized holding gains (losses) arising during period, net of income tax (expense) benefit of $(0.8) for the quarter ended June 30, 2008 and $0.2 and $2.1 for the six months ended June 30, 2009 and 2008	$187.2	$(87.9)	$226.7	$(93.3)
Less: reclassification adjustment for losses included in net income net of income tax expense of $1.8 for the quarter ended June 30, 2008	(3.6)	(12.1)	(12.9)	(15.3)

Total available-for-sale securities	190.8	(75.8)	239.6	(78.0)

Unrealized depreciation on derivative instruments:
Unrealized holding losses arising during period, net of income tax benefit of $0.1 for the six months ended June 30, 2008	—	(0.2)	—	(0.4)
Less: reclassification adjustment for losses included in net income	—	(0.1)	—	(0.1)

Total derivative instruments	—	(0.1)	—	(0.3)

Other comprehensive income (loss)	$190.8	$(75.9)	$239.6	$(78.3)

10. Segment Information

The Company’s primary business operations include insurance products and services in three property and casualty operating segments. These segments are Personal Lines, Commercial Lines, and Other Property and Casualty. Personal Lines includes personal automobile, homeowners and other personal coverages, while Commercial Lines includes commercial multiple peril, commercial automobile, workers’ compensation, and other commercial coverages, such as bonds and inland marine business. In addition, the Other Property and Casualty segment consists of: Opus Investment Management, Inc. (“Opus”), which markets investment management services to institutions, pension funds and other organizations; earnings on holding company assets; as well as voluntary pools in which the Company has not actively participated since 1995. Prior to its sale on June 2, 2008, AMGRO Inc., the Company’s premium financing business, was also included in the Other Property and Casualty segment. Additionally, prior to the sale of FAFLIC on January 2, 2009, the operations included the results of this run-off life insurance and annuity business as a separate segment. This business is now reflected as discontinued operations. Certain ongoing expenses were also reclassified from this former life segment to the Property and Casualty business. The separate financial information of each segment is presented consistent with the way results are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. A summary of the Company’s reportable segments is included below.

The Company reports interest expense related to its corporate debt separately from the earnings of its operating segments. Corporate debt consists of the Company’s senior debentures, junior subordinated debentures, and surplus notes. Subordinated debentures are held by the holding company and several subsidiaries.

Management evaluates the results of the aforementioned segments on a pre-tax basis. Segment income excludes certain items which are included in net income, such as federal income taxes and net realized investment gains and losses, including gains or losses on derivative instruments, because fluctuations in these gains and losses are determined by interest rates, financial markets and the timing of sales. Also, segment income excludes net gains and losses on disposals of businesses, discontinued operations, restructuring costs, extraordinary items, the cumulative effect of accounting changes and certain other items. While these items may be significant components in understanding and assessing the Company’s financial performance, management believes that the presentation of segment income enhances understanding of the Company’s results of operations by highlighting net income attributable to the core operations of the business. However, segment income should not be construed as a substitute for net income determined in accordance with generally accepted accounting principles.

Summarized below is financial information with respect to business segments:

	(Unaudited) Quarter Ended June 30,		(Unaudited) Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Segment revenues:
Property and Casualty:
Personal Lines	$394.0	$403.4	$788.8	$806.6
Commercial Lines	299.8	285.2	604.1	568.8
Other Property and Casualty	7.1	5.7	14.0	11.2

Total Property and Casualty	700.9	694.3	1,406.9	1,386.6
Intersegment revenues	(0.9)	(1.7)	(1.9)	(3.8)

Total segment revenues	700.0	692.6	1,405.0	1,382.8
Adjustments to segment revenues:
Net realized investment losses	(3.6)	(7.6)	(9.7)	(7.9)

Total revenues	$696.4	$685.0	$1,395.3	$1,374.9

Segment income before federal income taxes:

Property and Casualty:
Personal Lines:
GAAP underwriting (loss) income	$(2.8)	$5.9	$(29.3)	$0.7
Net investment income	26.0	29.3	53.6	59.0
Other	2.4	3.4	4.4	6.0

Personal Lines segment income	25.6	38.6	28.7	65.7
Commercial Lines:
GAAP underwriting income	20.7	20.7	36.1	56.8
Net investment income	29.7	30.5	61.3	61.4
Other	0.5	1.5	1.1	2.5

Commercial Lines segment income	50.9	52.7	98.5	120.7
Other Property and Casualty:
GAAP underwriting income	0.3	1.3	0.3	0.3
Net investment income	5.4	3.8	10.9	7.6
Other net expenses	(5.9)	(2.2)	(12.2)	(3.4)

Other Property and Casualty segment (loss) income	(0.2)	2.9	(1.0)	4.5

Total Property and Casualty	76.3	94.2	126.2	190.9
Interest on corporate debt	(10.5)	(9.9)	(20.9)	(19.9)

Segment income before federal income taxes	65.8	84.3	105.3	171.0
Adjustments to segment income:
Net realized investment losses	(3.6)	(7.6)	(9.7)	(7.9)
Gain on tender offer	34.3	—	34.3	—
Other items	0.1	—	—	—

Income from continuing operations before federal income taxes	$96.6	$76.7	$129.9	$163.1

Summarized below is financial information with respect to business segments:

	Identifiable Assets
(In millions)	(Unaudited) June 30, 2009	December 31, 2008

Property and Casualty (1)(3)	$7,629.6	$7,586.6
Assets of discontinued operations (2)	131.3	1,769.5
Intersegment eliminations (3)	(13.2)	(125.9)

Total	$7,747.7	$9,230.2

(1)	The Company reviews assets based on the total Property and Casualty Group and does not allocate between the Personal Lines, Commercial Lines and Other Property and Casualty segments. Included in the Property and Casualty group’s assets as of December 31, 2008 are those assets which were being retained by the Company subsequent to the sale of FAFLIC.
(2)	June 30, 2009 includes assets related to the Company’s discontinued accident and health insurance business. December 31, 2008 includes both the assets which were sold to Commonwealth Annuity as part of the FAFLIC sale on January 2, 2009 and those related to the Company’s discontinued accident and health insurance business.
(3)	The 2008 balance includes a $120.6 million dividend receivable from FAFLIC to the holding company, which was paid in January 2009.

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

At June 30, 2009 and December 31, 2008, the portion of the discontinued accident and health business that was directly assumed had assets of $66.9 million and $59.1 million, respectively, consisting primarily of invested assets and reinsurance recoverables, and liabilities of approximately $47.0 million and $51.0 million, respectively, consisting primarily of policy liabilities. At June 30, 2009 and December 31, 2008, the assets and liabilities of this business, as well as those of the reinsured portion of the accident and health business are classified as assets and liabilities of discontinued operations in the Consolidated Balance Sheets.

11. Stock-based Compensation

Compensation cost recorded pursuant to Statement No. 123(R) and the related tax benefits were as follows:

	(Unaudited) Quarter Ended June 30,		(Unaudited) Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Stock-based compensation expense	$2.7	$2.7	$5.4	$6.1
Tax benefit	(1.0)	(0.9)	(1.9)	(2.1)

Stock-based compensation expense, net of taxes	$1.7	$1.8	$3.5	$4.0

Stock Options

Information on the Company’s stock option plan activity is summarized below.

	(Unaudited) Six Months Ended June 30, 2009		(Unaudited) Six Months Ended June 30, 2008
(In whole shares and dollars)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	2,998,821	$41.02	3,268,912	$41.15
Granted	530,000	34.13	92,909	44.79
Exercised	15,350	28.29	115,353	35.43
Forfeited or cancelled	83,000	45.15	16,750	52.59
Expired	184,100	52.07	115,400	52.63

Outstanding, end of period	3,246,371	$39.22	3,114,318	$40.98

Restricted Stock and Restricted Stock Units

The following tables summarize activity information about employee restricted stock and restricted stock units:

	(Unaudited) Six Months Ended June 30, 2009		(Unaudited) Six Months Ended June 30, 2008
(In whole shares and dollars)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Restricted stock and restricted stock units:
Outstanding, beginning of period	470,905	$45.41	179,416	$46.79
Granted	286,725	34.27	287,927	45.08
Vested and exercised	7,663	45.08	6,000	35.87
Forfeited	25,061	42.75	11,477	46.48

Outstanding, end of period	724,906	$41.15	449,866	$45.85

Performance-based restricted stock units:
Outstanding, beginning of period (1)	164,442	$46.10	402,929	$44.16
Granted (1)	47,375	34.19	127,624	42.40
Vested and exercised	40,507	46.28	349,973	44.18
Forfeited (2)	19,962	46.49	2,570	46.61

Outstanding, end of period (1)	151,348	$41.58	178,010	$42.82

(1)	Performance based restricted stock units are based upon the achievement of the performance metric at 100%. These units have the potential to range from 0% to 175% of the shares disclosed, which varies based on grant year and individual participation level. Increases to the 100% target level are reflected as granted in the period in which performance-based stock unit goals are achieved. In 2008, 26,004 and 43,640 performance-based stock units were included as granted due to completion levels in excess of 100% for units originally granted in 2006 and 2005, respectively. The weighted average grant date fair value for these awards was $46.28 and $36.34 for 2006 and 2005 grants, respectively. There were 57,980 shares awarded as new grants in 2008 which have a weighted average grant date fair value of $45.21, respectively.
(2)	In the six months ended June 30, 2009, 17,212 performance-based stock units were included as forfeited due to estimated completion levels of less than 100% for units originally granted in 2007. The weighted average grant date fair value for these awards was $48.46.

12.	Earnings Per Share

The following table provides share information used in the calculation of the Company’s basic and diluted earnings per share:

	(Unaudited) Quarter Ended June 30,		(Unaudited) Six Months Ended June 30,
(In millions, except per share data)	2009	2008	2009	2008

Basic shares used in the calculation of earnings per share	51.1	51.3	51.1	51.5
Dilutive effect of securities:
Employee stock options	0.1	0.3	0.1	0.3
Non-vested stock grants	0.2	0.2	0.2	0.2

Diluted shares used in the calculation of earnings per share	51.4	51.8	51.4	52.0

Per share effect of dilutive securities on income from continuing operations	$—	$(0.01)	$(0.01)	$(0.02)

Per share effect of dilutive securities on net income	$(0.01)	$—	$(0.02)	$(0.01)

Diluted earnings per share for the quarter ended June 30, 2009 and 2008 excludes 2.9 million and 1.3 million, respectively, of common shares issuable under the Company’s stock compensation plans, because their effect would be antidilutive. Diluted earnings per share for the six months ended June 30, 2009 and 2008 excludes 3.1 million and 1.7 million, respectively, of common shares issuable under the Company’s stock compensation plans, because their effect would be antidilutive.

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

Hurricane Katrina Litigation

The Company has been named as a defendant in various litigations, including putative class actions, relating to disputes arising from damages which occurred as a result of Hurricane Katrina in 2005. As of June 30, 2009, there were approximately 68 such cases. These cases have been filed in both Louisiana state courts and federal district courts. These cases generally involve, among other claims, disputes as to the amount of reimbursable claims in particular cases (e.g. how much of the damage to an insured property is attributable to flood and therefore not covered, and how much is attributable to wind, which may be covered), as well as the scope of insurance coverage under homeowners and commercial property policies due to flooding, civil authority actions, loss of landscaping, business interruption and other matters. Certain of these cases claim a breach of duty of good faith or violations of Louisiana insurance claims handling laws or regulations and involve claims for punitive or exemplary damages.

The putative class actions were consolidated into the Master Consolidated Class Action Complaint pending in the United States District Court, Eastern District of Louisiana as part of the In Re: Katrina Canal Breaches Consolidated Litigation, Civil Action No. 05-4182. On June 16, 2009, the court issued an Order striking all class allegations in the Master Consolidated Class Action Complaint. On June 30, 2009, plaintiffs filed a motion for reconsideration of the court’s ruling dismissing the class allegations.

On August 23, 2007, the State of Louisiana (individually and on behalf of the State of Louisiana, Division of Administration, Office of Community Development) filed a putative class action (not included in the Master Consolidated Class Action) in the Civil District Court for the Parish of Orleans, State of Louisiana, entitled State of Louisiana, individually and on behalf of State of Louisiana, Division of Administration, Office of Community Development ex rel The Honorable Charles C. Foti, Jr., The Attorney General For the State of Louisiana, individually and as a class action on behalf of all recipients of funds as well as all eligible and/or future recipients of funds through The Road Home Program v. AAA Insurance, et al., No. 07-8970. The complaint named as defendants over 200 foreign and domestic insurance carriers, including THG. Plaintiff seeks to represent a class of current and former Louisiana citizens who have applied for and received or will receive funds through Louisiana’s “Road Home” program. On August 29, 2007, Plaintiff filed an Amended Petition in this case, asserting myriad claims, including claims for breach of: contract, the implied covenant of good faith and fair dealing, fiduciary duty and Louisiana’s bad faith statutes. Plaintiff seeks relief in the form of, among other things, declarations that (a) the efficient proximate cause of losses suffered by putative class members was windstorm, a covered peril under their policies; (b) the second efficient proximate cause of their losses was storm surge, which Plaintiff contends is not excluded under class members’ policies; (c) the damage caused by water entering affected parishes of Louisiana does not fall within the definition of “flood”; (d) the damages caused by water entering Orleans Parish and the surrounding area was a result of man-made occurrence and are properly covered under class members’ policies; (e) many class members suffered total losses to their residences; and (f) many class members are entitled to recover the full value for their residences stated on their policies pursuant to the Louisiana Valued Policy Law. In accordance with these requested declarations, Plaintiff seeks to recover amounts that it alleges should have been paid to policyholders under their insurance agreements, as well as penalties, attorneys’ fees, and costs. The case has been removed to the Federal District Court for the Eastern District of Louisiana.

On March 5, 2009, the court issued an Order granting in part and denying in part a Motion to Dismiss filed by defendants. The court dismissed all claims for bad faith and breach of fiduciary duty and all claims for flood damages under policies with flood exclusions or asserted under the Valued Policy Law, but rejected the insurers' arguments that the purported assignments from individual claimants to the state were barred by anti-assignment provisions in the insurers' policies. On April 16, 2009, the court denied a Motion for Reconsideration of its ruling regarding the anti-assignment provisions, but certified the issue as ripe for immediate appeal. On April 30, 2009, defendants filed a Petition for Permission to Appeal to the United States Court of Appeals for the Fifth Circuit.

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

Over the past three years, state-sponsored insurers, reinsurers and involuntary pools have increased significantly, particularly in those states which have Atlantic or Gulf Coast exposures. As a result, the potential assessment exposure of insurers doing business in such states and the attendant collection risks have increased, particularly, in the Company’s case, in the states of Massachusetts, Louisiana and Florida. Such actions and related regulatory restrictions on rate increases, underwriting and the ability to non-renew business may limit the Company’s ability to reduce its potential exposure to hurricane related losses. At this time, the Company is unable to predict the likelihood or impact of any such potential assessments or other actions.

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

From time to time, proposals have been made to establish a federal based insurance regulatory system and to allow insurers to elect either federal or state-based regulation (“optional federal chartering”). In light of the current economic crisis and the focus on increased regulatory controls, particularly with regard to financial institutions, there has been renewed interest in such proposals. In fact, several proposals have been introduced to create a system of optional federal chartering, to create federal oversight mechanisms for insurance or insurance holding companies which are systemically important to the United States financial system and to create a national office to monitor insurance companies. The Company cannot predict the impact that any such change will have on its operations or business or on that of the Company’s competitors.

Other Matters

The Company has been named a defendant in various other legal proceedings arising in the normal course of business. In addition, the Company is involved, from time to time, in examinations, investigations and proceedings by governmental and self-regulatory agencies. The potential outcome of any such action or regulatory proceedings in which the Company has been named a defendant or the subject of an inquiry or investigation, and the Company’s ultimate liability, if any, from such action or regulatory proceedings, is difficult to predict at this time. In the Company’s opinion, based on the advice of legal counsel, the ultimate resolutions of such proceedings will not have a material effect on the Company’s financial position, although they could have a material effect on the results of operations for a particular quarter or annual period.

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

14. Subsequent Events

There were no subsequent events requiring adjustment to the financial statements or disclosure through August 7, 2009, the date that the Company’s financial statements were issued.

PART I

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction	37
Executive Overview	37-38
Description of Operating Segments	39
Results of Operations	39-40
Property and Casualty Segment Results	41-58
Discontinued Operations: Life Companies	58-59
Other Items	59-61
Investment Portfolio	62-70
Income Taxes	70-71
Critical Accounting Estimates	72-74
Other Significant Transactions	74
Statutory Capital of Insurance Subsidiaries	74-75
Liquidity and Capital Resources	75-77
Off-Balance Sheet Arrangements	77
Contingencies and Regulatory Matters	77-79
Rating Agency Actions	79
Recent Developments	80
Risks and Forward-Looking Statements	80
Glossary of Selected Insurance Terms	81-83

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

During the first six months of 2009, the U.S. and global financial markets and economies continue to remain strained, as market values continue to fluctuate and defaults in corporate bonds have and are expected to continue to increase throughout 2009. Credit spreads, however, began to tighten during the first half of 2009, significantly reducing unrealized losses at June 30, 2009. We expect that the ongoing uncertainty in the financial markets and uncertainty around possible implications of governmental funding will continue to impact credit market liquidity.

Our investment holdings, which totaled $4.8 billion at June 30, 2009, and consist primarily of investment grade fixed maturities, cash and cash equivalents, included securities with net unrealized loss positions of approximately $70 million. Our unrealized loss position has declined substantially from December 31, 2008, primarily due to market appreciation, particularly on investment grade securities, and in part due to the recognition of impairment charges of $26.4 million during the first six months of 2009. These impairment charges primarily related to credit-related losses on below investment grade fixed maturities in the industrial sector and perpetual preferred securities in the financial sector.

Several U.S. and global government programs have been implemented over the last year to assist in stimulating a recovery in the market. There is uncertainty regarding what effect government programs will have on the financial markets. We believe, however, that recent and ongoing government actions to support the banking and financial sectors, the quality of the assets we hold, and our relatively strong capital position will allow us, over time, to realize the anticipated long-term economic value related to securities we hold that are in an unrealized loss position. Additionally, we have a substantially liquid portfolio with a laddered duration structure which provides for periodic maturities and thus expect to have the ability to hold such securities for the period of time anticipated to allow for a recovery in fair value.

With respect to underwriting results, in the first six months of 2009, we recorded $64.8 million of pre-tax catastrophe losses, primarily due to severe weather. This represents an increase of $7.4 million compared to the first six months of 2008. We also experienced an unusually high level of non-catastrophe weather losses. These increased levels of claim activity came predominantly from Midwestern states, including Michigan, our largest market, and New England.

During May 2009, A.M. Best Company upgraded the financial strength ratings of our property and casualty companies to an “A” rating from their prior rating of “A-”. A.M. Best also upgraded the rating related to our Senior Debt to “bbb” from a prior rating of “bbb-”. We believe that these upgrades, which occurred at a time of such uncertainty in the financial services industry, reflect the strength of our balance sheet, our solid capital position, and the results of our investments in the business over the past several years. These upgrades are expected to provide access to certain business groups and markets, particularly in Commercial Lines, that have previously not been significant in our mix of business. However, there can be no assurance that the ratings upgrade will produce the results expected.

We have made an explicit decision to invest further in our business despite the fact that our expense ratio is higher than that of some of our peer companies and other competitors. In Personal Lines, we are investing to improve the competitiveness of our products and in technology and systems enhancements intended to make our interactions with agents more efficient. In Commercial Lines, we continue to invest in systems improvements, particularly with respect to small commercial business, but most of our investments are directed toward expanding our product capabilities and offerings in various specialty areas. Our ability to improve profitability in the future will depend in part on our ability to profitably grow our net written premiums and reduce our expense ratios accordingly.

Personal Lines

In our Personal Lines business, we are focused on making investments that are intended to help us maintain profitability, build a distinctive position in the market and provide us with profitable growth opportunities. Actions we have taken related to catastrophe management in coastal states, including Florida and Louisiana, have reduced our growth in premium in our homeowners line; however, we believe these actions have improved our risk profile. Current market conditions continue to be challenging as pricing pressures and economic conditions remain difficult, especially in Michigan, impacting our ability to grow and retain business in this, our largest state, and elsewhere. We are working closely with our partner agents in Michigan to remain a significant writer with strong margins. Also, in 2009 we continued our mix management initiatives relating to our Connections® Auto product to improve the overall profitability of the business. We are focused on reducing our growth in less profitable automobile segments and increasing our multi-car and account business consistent with our strategy. We believe that market conditions will remain challenging and competitive in Personal Lines. Despite these challenges, we experienced relatively flat growth levels in Personal Lines and expect that trend to continue in 2009 as the industry continues to respond to the difficult economic environment.

Our Connections Auto product is available in eighteen states. We believe that this product will help us profitably grow our market share over time. The Connections Auto product is designed to be competitive for a wide spectrum of drivers through its multivariate rating application, which calculates rates based upon the magnitude and correlation of multiple risk factors. At the same time, a core strategy is to broaden our portfolio offerings and write “total accounts”, which are accounts that include multiple personal line coverages for the same customer. Our homeowners product, Connections® Home, is available in sixteen states. It is intended to improve our competitiveness for total account business by making it easier and more efficient for our agents to write business with us and by providing better coverages for policyholders. We continue to refine our products and work closely with high potential agents to increase the percentage of business they place with us and to ensure that it is consistent with our preferred mix of business. Additionally, we remain focused on diversifying our state mix beyond our four core states of Michigan, Massachusetts, New York and New Jersey. We expect these efforts to contribute to profitable growth and improved retention in our Personal Lines segment over time.

Commercial Lines

The Commercial Lines market remains competitive. Price competition requires us to be highly disciplined in our underwriting process to ensure that we grow the business only at acceptable margins. We focus on mid-sized agents and target small and first-tier middle market clients, whose premiums are generally below $200,000. We also continue to develop our specialty businesses, which on average are expected to offer higher margins over time and enable us to deliver a more complete product portfolio to our agents and policyholders. Our specialty lines now account for approximately one third of our Commercial Lines business, based upon premiums. Additional growth in our specialty lines continues to be a significant part of our strategy. Our ongoing focus on expanding our product offerings in specialty businesses is evidenced by our acquisitions and our development of niche programs. Over the past two years, we have acquired Verlan Holdings, Inc. (“Verlan”), which we market as Hanover Specialty Property, a specialty company providing property insurance to small and medium-sized manufacturing and distribution companies that are highly protected fire risks, AIX Holdings, Inc. (“AIX”), a specialty property and casualty insurance carrier that focuses on underwriting and managing program business, and Professionals Direct, Inc. (“PDI”), which we market as Hanover Professionals, a professional liability insurance carrier for small to medium-sized legal practices. Additionally, we have developed several niche insurance programs, such as for schools, religious institutions and moving and storage companies, and have added additional segmentation to our core middle market commercial products, including real estate, hospitality and wholesale distributors. We believe these acquisitions and the development of our niche businesses and additional segmented products provide us with better breadth and diversification of products, will ultimately provide better underwriting results and will improve our competitive position with our agents.

In January 2009, we introduced another specialty niche for human services organizations such as non-profit youth and community service organizations. As a complimentary initiative, we have established a business focused on management liability, specifically non-profit directors and officers liability and employment practices liability and we plan to extend coverage for private company directors and officers liability. In addition, we have made a number of enhancements to our core products and technology platforms that are intended to drive more total account placements in our Small Commercial business, which we believe will enhance margins. Our focus continues to be on improving and expanding our partnerships with agents. We believe our specialty capabilities and small commercial platform, coupled with distinctiveness in the middle market through our development of niches and better segmentation, enables us to deliver significant value to our agents and policyholders in our target markets and to improve the overall mix of our business and ultimately our underwriting profitability.

Description of Operating Segments

Our primary business operations include insurance products and services in three property and casualty operating segments. These segments are Personal Lines, Commercial Lines and Other Property and Casualty. Personal Lines includes personal automobile, homeowners and other personal coverages, while Commercial Lines includes commercial multiple peril, commercial automobile, workers’ compensation and other commercial coverages, such as bonds, inland marine business and professional liability. In addition, the Other Property and Casualty segment consists of: Opus Investment Management, Inc. (“Opus”), which markets investment management services to institutions, pension funds and other organizations; earnings on holding company assets, as well as voluntary pools business in which we have not actively participated since 1995. Prior to its sale on June 2, 2008, Amgro, Inc. (“AMGRO”), our premium financing business, was also included in the Other Property and Casualty segment. Additionally, prior to the sale of FAFLIC on January 2, 2009, our operations included the results of this run-off life insurance and annuity business as a separate segment. We present the separate financial information of each segment consistent with the manner in which our chief operating decision maker evaluates results in deciding how to allocate resources and in assessing performance.

We report interest expense related to our corporate debt separately from the earnings of our operating segments. Corporate debt consists of our senior debentures, our junior subordinated debentures and surplus notes. Subordinated debentures are held by the holding company and several subsidiaries.

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

Our consolidated net income for the second quarter of 2009 was $64.4 million, compared to a net loss of $10.2 million for the same period in 2008. The loss in 2008 included an estimated loss associated with the sale of FAFLIC of $66.1 million, which represents the most significant piece of the $74.6 million period over period increase in earnings. In addition, we recognized a $34.3 million pre-tax gain ($22.3 million, net of taxes) associated with our tender offer whereby we repurchased a portion of our mandatorily redeemable preferred securities and our senior debentures during the second quarter of 2009. (See also “Significant Transactions”) Partially offsetting these increases in income was an $18.5 million decline in segment income. The decrease in segment income primarily resulted from lower current accident year results, higher expenses and lower net investment income, partially offset by increased favorable development of prior years’ loss and loss adjustment expense (“LAE”) reserves and decreased catastrophe losses. A $10.4 million net gain on the sale of AMGRO in 2008 also partially offset the increase.

Our consolidated net income for the first six months of 2009 was $90.2 million, compared to $48.3 million for the same period in 2008. Results in 2008 include the aforementioned $66.1 million estimated loss associated with the sale of FAFLIC. The absence of this loss in 2009 accounts for more than the $41.9 million period over period increase in earnings. Also contributing to the increase was the $34.3 million pre-tax gain ($22.3 million net of taxes) related to the aforementioned tender offer which we recognized in the first half of 2009 and a decline in our federal income tax expense of $11.3 million. Partially offsetting these increases in income was a $65.7 million decline in segment income. This decrease primarily resulted from an increase in both catastrophe and non-catastrophe weather-related losses, higher operating expenses and a decrease in favorable development of prior years’ loss and LAE reserves. Also offsetting the increases was a $10.1 million net gain on the sale of AMGRO in 2008.

The following table reflects segment income as determined in accordance with generally accepted accounting standards, and a reconciliation of total segment income to consolidated net income.

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008

Segment income before federal income taxes:
Property and Casualty
Personal Lines	$25.6	$38.6	$28.7	$65.7
Commercial Lines	50.9	52.7	98.5	120.7
Other Property and Casualty	(0.2)	2.9	(1.0)	4.5

Total Property and Casualty	76.3	94.2	126.2	190.9
Interest expense on corporate debt	(10.5)	(9.9)	(20.9)	(19.9)

Total segment income before federal income taxes	65.8	84.3	105.3	171.0

Federal income tax expense on segment income	(21.8)	(28.8)	(34.9)	(57.9)
Net realized investment losses	(3.6)	(7.6)	(9.7)	(7.9)
Gain on tender offer	34.3	—	34.3	—
Other non-operating items	0.1	—	—	—
Federal income tax expense on non-segment income	(11.7)	—	(11.7)	—

Income from continuing operations, net of taxes	63.1	47.9	83.3	105.2

Discontinued operations (net of taxes):
Gain (loss) from discontinued FAFLIC business (including estimated loss on assets held-for-sale of $66.1 in 2008)	0.9	(67.7)	5.9	(71.2)
Gain (loss) from discontinued accident and health business	0.2	—	(3.1)	—
Income from operations of AMGRO (including gain on disposal of $11.1 in 2008)	—	10.4	—	10.1
Gain (loss) on disposal of variable life insurance and annuity business	0.2	(0.8)	4.1	5.4
Other discontinued operations	—	—	—	(1.2)

Net income (loss)	$64.4	$(10.2)	$90.2	$48.3

Property and Casualty Segment Results

The following is our discussion and analysis of the results of operations by business segment. The segment results are presented before taxes and other items which management believes are not indicative of our core operations, including realized gains and losses.

The following table summarizes the results of operations for the Property and Casualty group for the periods indicated:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Segment revenues
Net premiums written	$663.1	$640.6	$1,293.0	$1,269.1

Net premiums earned	$630.0	$619.3	$1,262.0	$1,237.0
Net investment income	61.1	63.6	125.8	128.0
Other income	9.8	11.4	19.1	21.6

Total segment revenues	700.9	694.3	1,406.9	1,386.6

Losses and operating expenses
Losses and LAE	393.8	385.4	822.1	765.5
Policy acquisition expenses	144.8	139.0	287.9	276.4
Other operating expenses	86.0	75.7	170.7	153.8

Total losses and operating expenses	624.6	600.1	1,280.7	1,195.7

Segment income	$76.3	$94.2	$126.2	$190.9

Quarter Ended June 30, 2009 Compared to Quarter Ended June 30, 2008

The Property and Casualty group’s segment income decreased $17.9 million, or 19.0%, to $76.3 million, in the second quarter of 2009, compared to $94.2 million in the second quarter of 2008. This decrease is primarily due to lower current accident year results, higher expenses, and lower net investment income, partially offset by increased favorable development on prior years’ loss and LAE reserves and decreased catastrophe losses. Current accident year non-catastrophe results declined by $16 million, primarily due to approximately $12 million of incremental weather-related losses and to a moderate increase in large losses in some of our specialty businesses. Underwriting, loss adjustment and other operating expenses increased approximately $14 million, of which approximately $7.5 million relates to higher pension costs. Additionally, there was an increase in other employee related costs, increased costs in our specialty lines of business, including as a result of our recent acquisitions and higher technology costs. Partially offsetting these factors was $10.7 million of reduced catastrophe losses and $7.5 million of increased favorable development on prior years’ loss and LAE reserves.

Production and Underwriting Results

The following table summarizes GAAP net premiums written and GAAP loss, LAE, expense and combined ratios for the Personal Lines and Commercial Lines segments. These items are not meaningful for our Other Property and Casualty segment.

	Quarter Ended June 30,
	2009			2008
(In millions, except ratios)	GAAP Net Premiums Written	GAAP Loss Ratios (1)(2)	Catastrophe loss ratios (3)	GAAP Net Premiums Written	GAAP Loss Ratios (1)(2)	Catastrophe loss ratios (3)
Personal Lines:
Personal automobile	$242.3	56.7	0.6	$252.3	57.1	0.7
Homeowners	118.6	73.7	16.8	110.4	62.7	20.9
Other personal	10.9	27.8	2.1	10.8	34.0	4.0

Total Personal Lines	371.8	61.1	5.5	373.5	58.2	6.7

Commercial Lines:
Workers’ compensation	27.0	53.0	—	29.4	42.6	—
Commercial automobile	52.4	53.8	0.2	52.8	53.5	1.0
Commercial multiple peril	97.6	35.4	4.3	97.5	42.8	10.9
Other commercial	114.1	41.1	3.3	87.2	36.5	4.0

Total Commercial Lines	291.1	42.7	2.8	266.9	42.9	5.4

Total	$662.9	53.3	4.3	$640.4	51.7	6.2

	2009			2008
	GAAP LAE Ratio	GAAP Expense Ratio	GAAP Combined Ratio (4)	GAAP LAE Ratio	GAAP Expense Ratio	GAAP Combined Ratio (4)
Personal Lines	10.2	28.6	99.9	11.1	28.2	97.5
Commercial Lines	7.7	41.4	91.8	9.5	39.0	91.4
Total	9.2	33.9	96.4	10.5	32.6	94.8
(1)	GAAP loss ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio reflects incurred claims compared to premiums earned. Our GAAP loss ratios include catastrophe losses.
(2)	Includes policyholders’ dividends.
(3)	Catastrophe loss ratio reflects incurred catastrophe claims compared to premiums earned.
(4)	GAAP combined ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio is the sum of incurred claims, claim expenses and underwriting expenses incurred to premiums earned. Our GAAP combined ratios also include the impact of catastrophes. Federal income taxes, net investment income and other non-underwriting expenses are not reflected in the GAAP combined ratio.

The following table summarizes GAAP underwriting results for the Personal Lines, Commercial Lines and Other Property and Casualty segments and reconciles it to GAAP segment income.

	Quarter Ended June 30,
	2009				2008
	Personal Lines	Commercial Lines	Other Property and Casualty	Total	Personal Lines	Commercial Lines	Other Property and Casualty	Total
GAAP underwriting (loss) profit, excluding prior year reserve development and catastrophes	$(3.4)	$4.4	$0.4	$1.4	$10.0	$17.9	$(0.2)	$27.7
Prior year reserve development favorable (unfavorable)	20.7	23.6	(0.1)	44.2	20.5	16.3	1.5	38.3
Pretax catastrophe effect	(20.1)	(7.3)	—	(27.4)	(24.6)	(13.5)	—	(38.1)

GAAP underwriting (loss) profit	(2.8)	20.7	0.3	18.2	5.9	20.7	1.3	27.9
Net investment income	26.0	29.7	5.4	61.1	29.3	30.5	3.8	63.6
Fees and other income	3.6	4.8	1.4	9.8	4.6	5.2	1.6	11.4
Other operating expenses	(1.2)	(4.3)	(7.3)	(12.8)	(1.2)	(3.7)	(3.8)	(8.7)

Segment income (loss)	$25.6	$50.9	$(0.2)	$76.3	$38.6	$52.7	$2.9	$94.2

Personal Lines

Personal Lines’ net premiums written decreased $1.7 million, or 0.5%, to $371.8 million for the second quarter of 2009. The most significant factors contributing to lower net premiums written were a decrease in average premium size driven by improvements in our mix of business. Additionally, increased reinsurance costs and a decrease in premium from the Massachusetts Commonwealth Automobile Reinsurers (“CAR”) facility contributed to the decrease in net premiums written. These decreases were partially offset by increases in net premiums written in our targeted growth states.

Policies in force in the personal automobile line of business decreased 1.0% at the end of the second quarter of 2009 compared to the second quarter of 2008, primarily driven by our efforts to improve our mix of business.

Policies in force in the homeowners line of business increased 3.3% at the end of the second quarter of 2009, compared to the second quarter of 2008, primarily driven by increases across all of our states due to our account rounding initiatives, partially offset by a decrease in policies in force in Florida, where throughout 2008 we non-renewed all homeowners polices.

Personal Lines underwriting income decreased $8.7 million, to a loss of $2.8 million, in the second quarter of 2009, compared to a profit of $5.9 million in the second quarter of 2008. This decrease was primarily due to an increase of approximately $10 million in incremental non-catastrophe weather-related losses. These weather-related losses were primarily caused by the severe storms experienced in the Midwest and Northeast. In addition to the effects of weather-related activity, earnings were affected by approximately $3 million of increased expenses, primarily due to higher litigation, technology, employee and employee benefit costs. Catastrophe losses decreased $4.5 million during the quarter, to $20.1 million, from $24.6 million in the previous year. Favorable development on prior years’ loss and LAE reserves increased $0.2 million, to $20.7 million in the second quarter of 2009, from $20.5 million in the same period of 2008.

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

Commercial Lines

Commercial Lines’ net premiums written increased $24.2 million, or 9.1%, to $291.1 million for the second quarter of 2009. This increase was driven by growth in our specialty businesses, including AIX, which accounted for $25.8 million, Hanover Professionals and various niche and segmented businesses. Improved rate also contributed to the overall growth in net premiums written. This growth was partially offset by lower renewal premium in our core business, primarily due to lower retention and increased reinsurance costs. We believe that the improved rate and lower retention in our core business is reflective of an improving mix in our core business lines.

Commercial Lines underwriting income was $20.7 million in both the second quarter of 2009 and 2008. Catastrophe losses decreased $6.2 million in the current quarter, to $7.3 million, from $13.5 million in the prior year. Excluding the impact of catastrophes, our underwriting income would have decreased by approximately $6 million. This decrease was primarily due to higher underwriting expenses of approximately $8 million, principally attributable to increased employee and employee benefit costs and increased costs in our specialty businesses, including our recently acquired subsidiaries. Also contributing to the decrease were less favorable current accident year results of approximately $5 million, primarily attributable to a moderate increase in large losses in some of our specialty businesses. Partially offsetting these decreases was $7.3 million of increased favorable development on prior years’ loss and LAE reserves.

We continue to experience significant price competition in all lines of business in our Commercial Lines segment. The industry is also generally experiencing overall rate decreases. Our ability to increase Commercial Lines’ net premiums written while maintaining or improving underwriting results is expected to be affected by price competition and the difficult economic conditions.

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

Other Property and Casualty

Segment income of the Other Property and Casualty segment decreased $3.1 million, to a loss of $0.2 million for the quarter ended June 30, 2009, from a profit of $2.9 million in the same period of 2008. The decrease is primarily due to higher pension costs retained from our discontinued life business.

Investment Results

Net investment income before taxes decreased $2.5 million, or 3.9%, to $61.1 million for the quarter ended June 30, 2009. This decrease was primarily due to the impact of defaulted bonds, primarily occurring in the second half of 2008, as well as lower partnership income and lower new money yields. These decreases were partially offset by prepayment fees and an increase in investment income related to our recently acquired subsidiaries. The average pre-tax yield on fixed maturities was 5.4% for the second quarter of 2009 and 5.5% for the second quarter of 2008.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

The Property and Casualty group’s segment income decreased $64.7 million, or 33.9%, to $126.2 million, for the six months ended June 30, 2009, compared to $190.9 million for the six months ended June 30, 2008. This decrease was primarily due to an increase of approximately $38 million in incremental weather-related losses, $7.4 million of which are categorized as catastrophe-related and approximately $31 million of which are categorized as non-catastrophe-related. These weather-related losses were primarily caused by the severe winter storms experienced in the Midwest and Northeast. Favorable development on prior years’ loss and LAE reserves decreased $8.5 million, to $85.4 million in the first six months of 2009, from $93.9 million in the same period of 2008, and includes approximately $12 million of the aforementioned weather-related activity for storms occurring in December 2008. In addition to the effects of weather-related activity, earnings decreased approximately $27 million. This decrease is primarily due to approximately $24 million of higher operating expenses primarily due to increased employee and employee benefit costs and increased costs in our specialty business, including our recently acquired subsidiaries. Additionally, net investment income declined by $2.2 million.

Production and Underwriting Results

The following table summarizes GAAP net premiums written and GAAP loss, LAE, expense and combined ratios for the Personal Lines and Commercial Lines segments. These items are not meaningful for our Other Property and Casualty segment.

	Six Months Ended June 30,
	2009			2008
	GAAP Net Premiums	GAAP Loss Ratios	Catastrophe loss	GAAP Net Premiums	GAAP Loss Ratios	Catastrophe loss
(In millions, except ratios)	Written	(1)(2)	ratios (3)	Written	(1)(2)	ratios (3)
Personal Lines:
Personal automobile	$491.5	59.2	0.5	$511.6	58.4	0.5
Homeowners	208.3	77.7	19.8	193.7	64.2	14.9
Other personal	19.2	30.1	2.0	19.9	33.3	5.6

Total Personal Lines	719.0	63.9	6.3	725.2	59.4	4.8

Commercial Lines:
Workers’ compensation	60.5	48.4	—	67.6	40.7	—
Commercial automobile	100.4	50.9	0.3	106.3	47.6	0.5
Commercial multiple peril	190.7	49.8	7.7	192.1	39.8	9.2
Other commercial	222.2	35.9	2.2	177.7	33.1	3.0

Total Commercial Lines	573.8	44.6	3.5	543.7	39.8	4.4

Total	$1,292.8	55.7	5.1	$1,268.9	51.3	4.6

	2009			2008
	GAAP LAE Ratio	GAAP Expense Ratio	GAAP Combined Ratio (4)	GAAP LAE Ratio	GAAP Expense Ratio	GAAP Combined Ratio (4)
Personal Lines	10.9	28.3	103.1	11.2	28.4	99.0
Commercial Lines	7.3	41.0	92.9	9.6	39.4	88.3
Total	9.4	33.7	98.8	10.6	32.8	94.7
(1)	GAAP loss ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio reflects incurred claims compared to premiums earned. Our GAAP loss ratios include catastrophe losses.
(2)	Includes policyholders’ dividends.
(3)	Catastrophe loss ratio reflects incurred catastrophe claims compared to premiums earned.
(4)	GAAP combined ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio is the sum of incurred claims, claim expenses and underwriting expenses incurred to premiums earned. Our GAAP combined ratios also include the impact of catastrophes. Federal income taxes, net investment income and other non-underwriting expenses are not reflected in the GAAP combined ratio.

The following table summarizes GAAP underwriting results for the Personal Lines, Commercial Lines and Other Property and Casualty segments and reconciles it to GAAP segment income.

	Six Months Ended June 30,
	2009				2008
	Personal Lines	Commercial Lines	Other Property and Casualty	Total	Personal Lines	Commercial Lines	Other Property and Casualty	Total
GAAP underwriting (loss) profit, excluding prior year reserve development and catastrophes	$(12.0)	$(1.9)	$0.4	$(13.5)	$3.8	$17.7	$(0.2)	$21.3
Prior year reserve development favorable (unfavorable)	28.8	56.7	(0.1)	85.4	32.5	60.9	0.5	93.9
Pretax catastrophe effect	(46.1)	(18.7)	—	(64.8)	(35.6)	(21.8)	—	(57.4)

GAAP underwriting (loss) profit	(29.3)	36.1	0.3	7.1	0.7	56.8	0.3	57.8
Net investment income	53.6	61.3	10.9	125.8	59.0	61.4	7.6	128.0
Fees and other income	7.1	9.2	2.8	19.1	8.8	9.5	3.3	21.6
Other operating expenses	(2.7)	(8.1)	(15.0)	(25.8)	(2.8)	(7.0)	(6.7)	(16.5)

Segment income (loss)	$28.7	$98.5	$(1.0)	$126.2	$65.7	$120.7	$4.5	$190.9

Personal Lines

Personal Lines’ net premiums written decreased $6.2 million, or 0.9%, to $719.0 million for the six months ended June 30, 2009. The most significant factors contributing to lower net premiums written were a decrease in average premium size driven by improvements in our mix of business, increased reinsurance costs, a decrease in premium from the CAR facility and a rate decrease of 9.6% effective April 1, 2008 as a result of the implementation of managed competition in Massachusetts. These decreases were partially offset by increases in net premiums written in our targeted growth states.

Personal Lines underwriting income decreased $30.0 million, to a loss of $29.3 million, in the first six months of 2009, compared to a profit of $0.7 million in the same period in 2008. This increased loss was primarily due to an increase of approximately $26 million in incremental weather-related losses, approximately $10 million of which are categorized as catastrophe-related and approximately $16 million of which are categorized as non-catastrophe-related. These weather-related losses were primarily caused by the severe winter storms experienced in the Midwest and Northeast. Favorable development on prior years’ loss and LAE reserves decreased $3.7 million, to $28.8 million for the first six months of 2009, from $32.5 million in the same period of 2008, of which approximately $6 million was primarily due to, and reflected in the aforementioned weather-related activity for storms occurring in December 2008. In addition to the effects of weather-related activity, earnings decreased by approximately $4 million. This decrease is primarily due to approximately $3 million of higher operating expenses, principally attributable to increased employee and employee benefit costs.

Commercial Lines

Commercial Lines’ net premiums written increased $30.1 million, or 5.5%, to $573.8 million for the first six months of 2009. This increase was driven by growth in our specialty businesses, including AIX, which accounted for $46.8 million, Hanover Professionals and various niche and segmented businesses. Improved rate also contributed to overall growth in net premiums written. This growth was partially offset by the non-recurring increase in net premiums written of $9.4 million in the first half of 2008 resulting from the termination, in 2008, of our umbrella excess of loss reinsurance treaty. Additionally, growth was partially offset by lower renewal premium in our core business, primarily due to lower retention, and increased reinsurance costs. We believe that the improved rate and lower retention in our core business is reflective of an improving mix in our core business lines.

Commercial Lines underwriting income decreased $20.7 million, to $36.1 million, in the first six months of 2009, compared to $56.8 million in the same period of 2008. This decrease is primarily due to an increase of approximately $12 million in incremental weather-related losses, including approximately $15 million of which are categorized as non-catastrophe-related, partially offset by a decrease of $3.1 million of which are categorized as catastrophe-related. These weather-related losses were primarily caused by the severe winter storms experienced in the Midwest and Northeast. Favorable development on prior years’ loss and LAE reserves decreased $4.2 million, to $56.7 million in the first six months of 2009, from $60.9 million in the same period of 2008, of which approximately $6 million is reflected in the aforementioned weather-related activity for storms occurring in December 2008. In addition to the effect of weather-related activity, earnings decreased by approximately $9 million. This decrease is primarily due to approximately $12 million of higher underwriting expenses principally attributable to increased costs in our specialty businesses, including our recently acquired subsidiaries, and increased employee benefit costs. Partially offsetting these decreases was approximately $3 million of increased favorable non-weather-related development on prior years’ loss and LAE reserves.

Other Property and Casualty

Segment income of the Other Property and Casualty segment decreased $5.5 million, to a loss of $1.0 million for the six months ended June 30, 2009, from a profit of $4.5 million in the same period of 2008. The decrease is primarily due to higher pension costs retained from our discontinued life business.

Investment Results

Net investment income before taxes decreased $2.2 million, or 1.7%, to $125.8 million for the six months ended June 30, 2009 due to lower partnership income, the impact of defaulted bonds, primarily occurring in the second half of 2008, and from a decline in new money yields. These decreases were partially offset by prepayment fees and an increase in investment income related to our recently acquired subsidiaries. The average pre-tax yield on fixed maturities was 5.6% for the first six months of 2009 and 2008.

Reserve for Losses and Loss Adjustment Expenses

Overview of Loss Reserve Estimation Process

We maintain reserves for our property and casualty products to provide for our ultimate liability for losses and loss adjustment expenses (our “loss reserves) with respect to reported and unreported claims incurred as of the end of each accounting period. These reserves are estimates, taking into account past loss experience modified for current trends as well as prevailing economic, legal and social conditions. Loss reserves represent our largest liability.

Our loss reserves include case estimates for claims that have been reported and estimates for claims that have been incurred but not reported (“IBNR”) at the balance sheet date, as well as estimates of the expenses associated with processing and settling all reported and unreported claims, less estimates of anticipated salvage and subrogation recoveries. Our loss reserves are not discounted to present value.

Case reserves are established by our claim personnel individually on a claim by claim basis and based on information specific to the occurrence and terms of the underlying policy. For some classes of business, average case reserves are used initially. Case reserves are periodically reviewed and modified based on new or additional information pertaining to the claim.

IBNR reserves are estimated by management and our reserving actuaries on an aggregate basis for each line of business, coverage and accident year for all loss and loss expense liabilities not reflected within the case reserves. The sum of the case reserves and the IBNR reserves represents our estimate of total unpaid loss and loss adjustment expense.

We regularly review our loss reserves using a variety of actuarial techniques. We update the reserve estimates as historical loss experience develops, additional claims are reported and resolved and new information becomes available. Any changes in estimates are reflected in operating results in the period in which the estimates are changed.

IBNR reserve estimates are generally calculated by first projecting the ultimate cost of all claims that have occurred or are expected to occur in the future in aggregate and then subtracting reported losses and loss expenses. Reported losses include cumulative paid losses and loss expenses plus case reserves. The IBNR reserve includes a provision for claims that have occurred but have not yet been reported to us, some of which may not yet be known to the insured, as well as a provision for future development on reported claims. IBNR represents a significant proportion of our total net loss reserves, particularly for long tail liability classes. In fact, more than 52% of our aggregate net loss reserves at June 30, 2009 were for IBNR losses and loss expenses.

Management’s process for establishing loss reserves is primarily based on the results of our reserving actuaries quarterly reserving process; however, there are a number of other factors in addition to the actuarial point estimates as further described under the section below entitled “Loss and LAE Reserves by Line of Business.” In establishing our loss reserves, we consider facts currently known and the present state of the law and coverage litigation. Based on all information currently available, we believe that the aggregate loss reserves at June 30, 2009 were adequate to cover claims for losses that had occurred as of that date, including both those known to us and those yet to be reported. However, as described below, there are significant uncertainties inherent in the loss reserving process. It is therefore possible that management’s estimate of the ultimate liability for losses that had occurred as of June 30, 2009 may change, which could have a material effect on our results of operations and financial condition.

Management’s Review of Judgments, Uncertainties and Key Assumptions

We determine the amount of our loss reserves based on an estimation process that is very complex and uses information from both company specific and industry data, as well as general economic information. The estimation process is a combination of objective and subjective information, the blending of which requires significant actuarial and business judgment. There are various assumptions required including future trends in frequency and severity of claims, trends in total loss costs, operational changes in claim handling processes, and trends related to general economic and social conditions. As a result, informed subjective estimates and judgments as to our ultimate exposure to losses are an integral component of our loss reserving process.

Given the inherent complexity of our loss reserving process and the potential variability of the assumptions used, the actual emergence of losses could vary, perhaps substantially, from the estimate of losses included in our financial statements, particularly in those instances where settlements do not occur until well into the future. Our net loss reserves at June 30, 2009 were $2.1 billion. Therefore, a relatively small percentage change in the estimate of net loss reserves would have a material effect on our results of operations.

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

As discussed below, estimated loss and LAE reserves for claims occurring in prior years developed favorably by $85.4 million and $93.9 million for the six months ended June 30, 2009 and 2008, respectively, which represents 4.0% and 4.3% of net loss reserves held, respectively.

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

Loss and LAE Reserves by Line of Business

Reserves Other than those Relating to Asbestos and Environmental Claims

Our loss reserves include amounts related to short tail and long tail classes of business. “Tail” refers to the time period between the occurrence of a loss and the settlement of the claim. The longer the time span between the incidence of a loss and the settlement of the claim, the more the ultimate settlement amount can vary.

Short tail classes consist principally of automobile physical damage, homeowners, commercial property and marine business. For these coverages, claims are generally reported and settled shortly after the loss occurs because the claims relate to tangible property and are more likely to be discovered shortly after the loss occurs. Consequently, the estimation of loss reserves for these classes is less complex.

While 58% of our written premium is in short tailed classes of business, most of our loss reserves relate to longer tail liability classes of business. Long tail classes include commercial liability, automobile liability, workers’ compensation and other types of third party coverage. For many liability claims, significant periods of time, ranging up to several years or more, may elapse between the occurrence of the loss, the discovery and reporting of the loss to us and the settlement of the claim. As a result, loss experience in the more recent accident years for the long tail liability coverage has limited statistical credibility because a relatively small proportion of losses in these accident years are reported claims and an even smaller proportion are paid losses. An accident year is the calendar year in which a loss is incurred. Liability claims are also more susceptible to litigation and can be significantly affected by changing contract interpretations, the legal environment and the expense of protracted litigation. Consequently, the estimation of loss reserves for these coverages is more complex and typically subject to a higher degree of variability compared to short tail coverages.

Most of our indirect business from voluntary and involuntary pools is long tail casualty reinsurance. Reserve estimates for this business are therefore subject to the variability caused by extended loss emergence periods. The estimation of loss reserves for this business is further complicated by delays between the time the claim is reported to the ceding insurer and when it is reported by the ceding insurer to us and by our dependence on the quality and consistency of the loss reporting by the ceding company.

Our reserving actuaries, who are independent of the business units, perform a comprehensive review of loss reserves for each of the numerous classes of business we write at the end of each quarter. This review process takes into consideration a variety of trends that impact the ultimate settlement of claims, including the emergence of paid and reported losses relative to expectations.

The loss reserve estimation process relies on the basic assumption that past experience, adjusted for the effects of current developments and likely trends, is an appropriate basis for predicting future outcomes. As part of this process, our actuaries use a variety of actuarial methods that analyze experience, trends and other relevant factors. The principal standard actuarial methods used by our actuaries in the loss reserve reviews include loss development factor methods, expected loss methods (Bornheutter-Ferguson), and adjusted loss methods (Berquist-Sherman).

Loss development factor methods generally assume that the losses yet to emerge for an accident year are proportional to the paid or reported loss amount observed so far. Historical patterns of the development of paid and reported losses by accident year can be predictive of the expected future patterns that are applied to current paid and reported losses to generate estimated ultimate losses by accident year.

Bornheutter-Ferguson methods calculate IBNR directly for each accident year as the product of expected ultimate losses times the proportion of ultimate losses estimated to be unreported or unpaid (obtained from the loss development factor methods). Expected ultimate losses are determined by multiplying the expected loss ratio times earned premium. The expected loss ratio uses loss ratios from prior accident years adjusted to reflect current revenue and cost levels. The expected loss ratio is a critical component of Bornheutter-Ferguson and provides a general reasonability guide for all reserving methods.

Berquist-Sherman methods are used in cases where historical development patterns may be deemed less optimal for use in estimating ultimate losses of recent accident years. Under these methods, patterns of historical paid or reported losses are first adjusted to reflect current payment settlement patterns and case reserve adequacy and then evaluated in the same manner as the paid or reported loss development factor methods described above. The reported loss development factor method can be less appropriate when the adequacy of case reserves suddenly changes, while the paid loss development factor method can likewise be less appropriate when settlement patterns suddenly change.

For some low volume and high volatility classes of business, special reserving techniques are utilized that estimate IBNR selecting the loss ratio that balances actual reported losses to expected reported losses as defined by the estimated underlying reporting pattern.

In completing their loss reserve analysis, our actuaries are required to determine the most appropriate actuarial methods to employ for each line of business, coverage and accident year. Each estimation method has its own pattern, parameter and/or judgmental dependencies, with no estimation method being better than the others in all situations. The relative strengths and weaknesses of the various estimation methods when applied to a particular class of business can also change over time, depending on the underlying circumstances. In many cases, multiple estimation methods will be valid for the particular facts and circumstances of the relevant class of business. The manner of application and the degree of reliance on a given method will vary by line of business and coverage, and by accident year based on our actuaries’ evaluation of the above dependencies and the potential volatility of the loss frequency and severity patterns. The estimation methods selected or given weight by our actuaries at a particular valuation date are those that are believed to produce the most reliable indication for the loss reserves being evaluated. Selections incorporate input from claims personnel, pricing actuaries, and underwriting management on loss cost trends and other factors that could affect ultimate losses.

For short tail classes, the emergence of paid and incurred losses generally exhibits a reasonably stable pattern of loss development from one accident year to the next. Thus, for these classes in the vast majority of cases, the loss development factor method is generally appropriate. In certain cases where there is a relatively low level of reliability placed on the available paid and incurred loss data, expected loss methods or adjusted loss methods are considered appropriate for the most recent accident year.

For long tail lines of business, applying the loss development factor method often requires more judgment in selecting development factors as well as more significant extrapolation. For those long tail lines of business with high frequency and relatively low per-loss severity (e.g., personal automobile liability), volatility will often be sufficiently modest for the loss development factor method to be given significant weight, even in the most recent accident years, but expected loss methods and adjusted loss methods are always considered and frequently utilized in the selection process. For those long tail lines of business with low frequency and high loss potential (e.g., commercial liability), anticipated loss experience is less predictable because of the small number of claims and erratic claim severity patterns. In these situations, the loss development factor methods may not produce a reliable estimate of ultimate losses in the most recent accident years since many claims either have not yet been reported to us or are only in the early stages of the settlement process. Therefore, the actuarial estimates for these accident years are based on methods less reliant on extrapolation, such as Bornheutter-Ferguson. Over time, as a greater number of claims are reported and the statistical credibility of loss experience increases, loss development factor methods or adjusted loss methods are given increasingly more weight.

Using all the available data, our actuaries select an indicated loss reserve amount for each line of business and coverage based on the various assumptions, projections and methods. The total indicated reserve amount determined by our actuaries is an aggregate of the indicated reserve amounts for the individual classes of business. The ultimate outcome is likely to fall within a range of potential outcomes around this indicated amount, but the indicated amount is not expected to be precisely the ultimate liability.

As stated above, numerous factors (both internal and external) contribute to the inherent uncertainty in the process of establishing loss reserves, including changes in the rate of inflation for goods and services related to insured damages (e.g., medical care, home repairs, etc.), changes in the judicial interpretation of policy provisions, changes in the general attitude of juries in determination of damages, legislative actions, changes in the extent of insured injuries, changes in the trend of expected frequency and/or severity of claims, changes in our book of business (e.g., change in mix due to new product offerings, new geographic areas, etc.), changes in our underwriting norms, and changes in claim handling procedures and/or systems. Regarding our indirect business from voluntary and involuntary pools, we are provided loss estimates by managers of each pool. We adopt reserve estimates for the pools that consider this information and other facts.

In addition, we must consider the uncertain effects of emerging or potential claims and coverage issues that arise as legal, judicial and social conditions change. These issues could have a negative effect on our loss reserves by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims. As a result of these potential issues, the uncertainties inherent in estimating ultimate claim costs on the basis of past experience have further complicated the already complex loss reserving process. For example, in the state of Michigan, tort compensation for non-economic damages (for example, pain and suffering) caused by ownership or use of a motor vehicle is limited by statute to circumstances where the injured person suffered death, serious impairment of body function or permanent serious disfigurement. The application of this statute has been defined by the Supreme Court of Michigan in the so-called Kreiner decision. Accordingly, we establish our “loss picks’ and claim, IBNR and loss adjustment expense reserves based upon our understanding of the current state of the law. There have been and currently are efforts to change the controlling statute or judicial interpretation in ways which would expand an injured person’s right to sue for non-economic damages. If implemented, such changes may not only impact future claims, but also past claims which are not settled and therefore an unfavorable adjustment to existing loss reserves would likely be required.

As part of our loss reserving analysis, we take into consideration the various factors that contribute to the uncertainty in the loss reserving process. Those factors that could materially affect our loss reserve estimates include loss development patterns and loss cost trends, rate and exposure level changes, the effects of changes in coverage and policy limits, business mix shifts, the effects of regulatory and legislative developments, the effects of changes in judicial interpretations, the effects of emerging claims and coverage issues and the effects of changes in claim handling practices. In making estimates of reserves, however, we do not necessarily make an explicit assumption for each of these factors. Moreover, all estimation methods do not utilize the same assumptions and typically no single method is determinative in the reserve analysis for a line of business and coverage. Consequently, changes in our loss reserve estimates generally are not the result of changes in any one assumption. Instead, the variability will be affected by the interplay of changes in numerous assumptions, many of which are implicit to the approaches used.

For each line of business and coverage, we regularly adjust the assumptions and actuarial methods used in the estimation of loss reserves in response to our actual loss experience as well as our judgments regarding changes in trends and/or emerging patterns. In those instances where we primarily utilize analyses of historical patterns of the development of paid and reported losses, this may be reflected, for example, in the selection of revised loss development factors. In those long tail classes of business that comprise a majority of our loss reserves and for which loss experience is less predictable due to potential changes in judicial interpretations, potential legislative actions and potential claims issues, this may be reflected in a judgmental change in our estimate of ultimate losses for particular accident years.

The future impact of the various factors that contribute to the uncertainty in the loss reserving process is extremely difficult to predict. There is potential for significant variation in the development of loss reserves, particularly for long tail classes of business. We do not derive statistical loss distributions or confidence levels around our loss reserve estimate, and as a result, do not have reserve range estimates to disclose. Actuarial ranges of reasonable estimates are not a true reflection of the potential volatility between carried loss reserves and the ultimate settlement amount of losses incurred prior to the balance sheet date. This is due, among other reasons, to the fact that actuarial ranges are developed based on known events as of the valuation date whereas the ultimate disposition of losses is subject to the outcome of events and circumstances that were unknown as of the valuation date.

The following tables and related discussion includes disclosure of possible variation from current actuarial estimates of loss reserves due to a change in certain key assumptions for the primary long tail coverages within our major lines of business which typically represent the areas of greatest uncertainty in our reserving process. We believe that the estimated variation in reserves detailed below is a reasonable estimate of the possible variation that may occur in the future, and are provided to illustrate the relationship between claim reporting patterns and expected loss ratios, respectively, on actuarial loss reserve estimates for the lines identified. However, if such variation did occur, it would likely occur over a period of several years and therefore its impact on our results of operations would be spread over the same period. It is important to note, however, that there is the potential for future variation greater than the amounts discussed below and for any such variations to be recognized in a single quarterly or annual period.

As noted, the tables below illustrate the relationship between the impact on our actuarial loss reserve estimates of reasonably likely variations to claim reporting patterns and expected actuarial estimates of ultimate loss costs, two key actuarial assumptions used to estimate our net reserves at June 30, 2009, from the assumptions utilized by our actuaries. The five percent changes to our expected loss ratio selections, which incorporate variability in both ultimate frequency and severity, are within the historical variation present in our prior accident year development. The three month change to reporting patterns represent claims reporting that is both faster and slower than our current reporting assumption for paid and reported loss patterns and this degree of change is within the historical variation present in actual reporting patterns. A faster reporting pattern results in lower recorded net loss reserves due to the presumption that a higher proportion of ultimate claims have been reported thus far and, therefore, a lower proportion of ultimate claims needs to be carried as IBNR. A slower reporting pattern results in higher recorded net loss reserves due to the presumption that a lower proportion of ultimate claims have been reported thus far and, therefore, a higher proportion of ultimate claims needs to be carried as IBNR.

The results show the cumulative dollar difference between our current actuarial estimate and the estimate that we would develop if our understanding with respect to loss reporting patterns and ultimate loss costs were different by three months or five percent, respectively. No consideration has been given to potential correlation or lack of correlation among key assumptions or among lines of business and coverage. As a result, it would be inappropriate to take the amounts described below and add them together in an attempt to estimate volatility in total. While we believe these are reasonably likely scenarios, we do not believe the reader should consider the below sensitivity analysis as an actual reserve range.

Expected Dollar Effect on Actuarial Loss Reserve Estimates
Personal Automobile Bodily Injury (In millions)	Change in Expected Loss Ratio
Reporting Pattern	5% lower	Unchanged	5% higher

3 months faster	$(10)	$(7)	$(5)
Unchanged	(3)	—	3
3 months slower	12	15	18

Example: Personal Automobile Bodily Injury - If losses are actually developing and emerging three months slower than we anticipate in our models, our actuarial estimate for this coverage would be understated by $15 million. If our assumed payment patterns are consistent with our expectations, but the expected loss ratio in our model is 5% too low, then our actuarial estimate for this coverage would be understated by $3 million.

Expected Dollar Effect on Actuarial Loss Reserve Estimates
Workers’ Compensation Indemnity (In millions)	Change in Expected Loss Ratio
Reporting Pattern	5% lower	Unchanged	5% higher

3 months faster	$(6)	$(2)	$3
Unchanged	(5)	—	5
3 months slower	(2)	3	9

Workers’ Compensation Medical (In millions)	Change in Expected Loss Ratio
Reporting Pattern	5% lower	Unchanged	5% higher

3 months faster	$(4)	$(1)	$2
Unchanged	(3)	—	3
3 months slower	(2)	2	5

Commercial Multiple Peril Liability (In millions)	Changes in Expected Loss Ratio
Reporting Pattern	5% lower	Unchanged	5% higher

3 months faster	$(7)	$(3)	$—
Unchanged	(3)	—	3
3 months slower	4	7	11

Senior management meets with our reserving actuaries at the end of each quarter to review the results of the latest actuarial loss reserve analysis. Management’s evaluation process to determine our ultimate losses involves the collaboration of our business unit leaders, underwriting, claims, actuarial, legal and finance departments, and includes various quarterly reserve committee meetings, culminating with the approval of single point best estimates by our Chief Financial Officer that reflect but often differ from our actuarial reserve analysis. Based on this quarterly process, management determines the carried reserve for each line of business and coverage. In making the determination, management considers numerous factors, such as changes in actuarial indications in the period, the maturity of the accident year, trends observed over the recent past, the level of volatility within a particular class of business, and general economic trends and other factors not fully captured in the actuarial reserve analysis. In doing so, management must evaluate whether a change in the data represents credible actionable information or an anomaly. Such an assessment requires considerable judgment. Even if a change is determined to be apparent, it is not always possible to determine the extent of the change if it is not yet actionable. As a result, there can be a time lag between the emergence of a change and a determination that the change should be reflected in the carried loss reserves. In general, changes are made more quickly to more mature accident years and less volatile classes of business.

The table below shows our recorded reserves, net of reinsurance, and the related actuarial reserve point estimates by line of business at June 30, 2009 and December 31, 2008.

	June 30, 2009		December 31, 2008
(In millions)	Recorded Net Reserves	Actuarial Point Estimate	Recorded Net Reserves	Actuarial Point Estimate
Personal Automobile	$643.9	$608.5	$668.4	$638.0
Homeowners	100.5	97.6	98.5	96.4
Other Personal Lines	21.2	17.7	21.0	18.1
Workers’ Compensation	348.0	327.4	361.7	347.4
Commercial Automobile	155.1	150.8	159.2	153.1
Commercial Multiple Peril	424.1	392.4	443.4	409.0
Other Commercial Lines	266.3	259.2	269.2	257.0
Asbestos and Environmental	17.5	18.3	18.3	18.3
Pools and Other	160.5	160.5	173.4	173.4

Total	$2,137.1	$2,032.4	$2,213.1	$2,110.7

The principal factors considered by management in addition to the actuarial point estimates in determining the reserves at June 30, 2009 and December 31, 2008 vary by line of business. In our Commercial Lines segment, management considered the growth and product mix changes and recent adverse property related frequency trends in certain coverages. In addition, management also considered the significant growth in our inland marine and bond businesses for which we have limited actuarial data to estimate losses and the product mix change in our bond business towards a greater proportion of contract surety bonds where losses tend to emerge over a longer period of time and are cyclical related to general economic conditions. Moreover, in our Commercial Lines segment, management considered the potential for adverse development in the workers’ compensation line where losses tend to emerge over long periods of time and rising medical costs, while moderating, have continued to be a concern. With the acquisitions of Hanover Professionals and AIX, we are modestly increasing our exposure to longer-tailed liability lines and there is less historical experience and less actuarial data available that may result in less certainty when estimating ultimate reserves. Also, higher retentions on our reinsurance program beginning January 1, 2008 compared to prior years may impact the emergence of trends in underlying data that could add to the uncertainty and variability of our actuarial estimates going forward. Additionally, there is also a higher degree of uncertainty due to growth in our newly acquired companies, for which we have limited historical claims experience. In our Personal Lines segment, management considered the adverse personal automobile personal injury development and related potential for adverse trends due to costs shifting from health insurers to property and casualty insurers resulting from economic concerns and health insurance coverage trends, developments in personal automobile property costs in the 2007 and 2008 accident years and an increase in physical damage frequency, all of which have added additional uncertainty to future development in our personal automobile line. Additionally, management considered the significant growth in our new business with our Connections Auto product and related growth in a number of states where there is additional uncertainty in the ultimate profitability and development of reserves due to the unseasoned nature of our new business and new agency relationships in these markets, as well as emerging loss trends which are higher than expected. Although our experience and data in these areas is growing with the passage of time, a sufficient number of years of actuarial data is not yet available to base loss estimates solely on this data in new geographical areas and agency relationships and with new products which results in less certainty when estimating ultimate reserves and requires more judgment by management. Also in Personal Lines, management considered the significant improvement in frequency trends the industry experienced during 2001 through 2006 in these lines of business which were unanticipated and remain to some extent unexplained. Management also considered the likelihood of future adverse development related to significant catastrophe losses experienced in 2005 and 2008. Regarding our indirect business from voluntary and involuntary pools, we are provided loss estimates by managers of each pool. We adopt reserve estimates for the pools that consider this information and other factors. At June 30, 2009 and December 31, 2008, total recorded net reserves were 5.2% and 4.9% greater than actuarially indicated reserves, respectively. During the first six months of 2009, the increase in the difference between recorded and actuarially indicated reserves is primarily due to a change in our actuarial reserve methodology for estimating loss adjustment expenses. The change involves our changing our reliance from a traditional paid-to-paid methodology to reliance on a method based on claim counts and cost per claim, taking into account the settlement status of the claim, which we believe more appropriately reflects the ultimate cost of settlement. We anticipate the impact of this change in methodology on future periods to be immaterial.

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and LAE as follows:

	Six Months Ended June 30,
(In millions)	2009	2008
Reserve for losses and LAE, beginning of period	$3,201.3	$3,165.8
Incurred losses and LAE, net of reinsurance recoverable:
Provision for insured events of current year	907.2	859.9
Decrease in provision for insured events of prior years; favorable development	(85.4)	(93.9)

Total incurred losses and LAE	821.8	766.0

Payments, net of reinsurance recoverable:
Losses and LAE attributable to insured events of current year	390.8	369.9
Losses and LAE attributable to insured events of prior years	499.3	434.9
Hurricane Katrina	7.7	20.6

Total payments	897.8	825.4

Change in reinsurance recoverable on unpaid losses	2.4	(33.1)
Purchase of Verlan Fire Insurance Company	—	4.2

Reserve for losses and LAE, end of period	$3,127.7	$3,077.5

The table below summarizes the gross reserve for losses and LAE by line of business.

(In millions)	June 30, 2009	December 31, 2008
Personal Automobile	$1,256.8	$1,292.5
Homeowners and Other	151.3	152.1

Total Personal	1,408.1	1,444.6

Workers’ Compensation	530.1	547.0
Commercial Automobile	217.9	226.4
Commercial Multiple Peril	478.3	499.5
Other Commercial	493.3	483.8

Total Commercial	1,719.6	1,756.7

Total reserve for losses and LAE	$3,127.7	$3,201.3

The total reserve for losses and LAE as disclosed in the above table decreased by $73.6 million for the six months ended June 30, 2009. This decrease is primarily due to favorable development of prior years’ loss and LAE reserves.

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

	Six Months Ended June 30,
(In millions)	2009	2008
(Decrease) increase in loss provision for insured events of prior years:
Personal Automobile	$(34.8)	$(34.2)
Homeowners and Other	7.7	(0.4)

Total Personal	(27.1)	(34.6)

Workers’ Compensation	(11.2)	(17.0)
Commercial Automobile	(2.6)	(6.1)
Commercial Multiple Peril	(10.4)	(23.5)
Other Commercial	(16.8)	(11.0)

Total Commercial	(41.0)	(57.6)

Voluntary Pools	0.1	(0.5)

Decrease in loss provision for insured events of prior years	(68.0)	(92.7)
Decrease in LAE provision for insured events of prior years	(17.4)	(1.2)

Decrease in total loss and LAE provision for insured events of prior years	$(85.4)	$(93.9)

Estimated loss reserves for claims occurring in prior years developed favorably by $68.0 million and $92.7 million during the first six months of 2009 and 2008, respectively. The favorable loss reserve development during the first six months of 2009 is primarily the result of lower than expected severity of bodily injury in the personal automobile line, primarily in the 2006 and 2007 accident years, lower than expected severity in the workers’ compensation line, primarily in the 2000 through 2008 accident years and lower than expected severity in the commercial multiple peril line, primarily in the 2002 through 2007 accident years. In addition, lower than expected severity in the bond, commercial inland marine and commercial umbrella lines contributed to the favorable development. Partially offsetting the favorable development was unfavorable non-catastrophe weather-related property loss development of $14.7 million, primarily related to commercial property, homeowners and personal automobile physical damage which developed by $7.0 million, $6.1 million and $1.6 million, respectively.

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

During the first six months of 2009 and 2008, estimated LAE reserves for claims occurring in prior years developed favorably by $17.4 million and $1.2 million, respectively. A change in our actuarial methodology for estimating loss adjustment expense reserves increased favorable development of prior year LAE reserves by $20 million in the first six months of 2009. The favorable development in 2008 was primarily attributable to the aforementioned improvement in ultimate loss activity on prior accident years, primarily in the commercial multiple peril line.

Although we have experienced significant favorable development in both losses and LAE in recent years, there can be no assurance that this level of favorable development will occur in the future. We believe that we will experience less favorable prior year development in future years than we experienced recently. The factors that resulted in the favorable development of prior year reserves, including the aforementioned change in LAE reserve methodology, are considered in our ongoing process for establishing current accident year reserves. In light of our recent years of favorable development, the factors driving this development were considered to varying degrees in setting the more recent years’ accident year reserves. As a result, we expect the current and most recent accident year reserves not to develop as favorably as they have in the past. In light of the significance, in recent periods, of favorable development to our Property and Casualty group’s segment income, declines in favorable development could be material to our results of operations.

Asbestos and Environmental Reserves

Although we attempt to limit our exposures to asbestos and environmental damage liability through specific policy exclusions, we have been and may continue to be subject to claims related to these exposures. Ending loss and LAE reserves for all direct business written by our property and casualty companies related to asbestos and environmental damage liability, included in the reserve for losses and LAE, were $17.6 million and $18.5 million at June 30, 2009 and December 31, 2008, respectively, net of reinsurance of $14.7 million and $13.9 million at June 30, 2009 and December 31, 2008, respectively. In recent years average asbestos and environmental payments have declined modestly. As a result of our historical direct underwriting mix of Commercial Lines policies toward smaller and middle market risks, past asbestos and environmental damage liability loss experience has remained minimal in relation to our total loss and LAE incurred experience.

In addition, and not included in the numbers above, we have established loss and LAE reserves for assumed reinsurance pool business with asbestos and environmental damage liability of $57.7 million and $58.4 million at June 30, 2009 and December 31, 2008, respectively. These reserves relate to pools in which we have terminated our participation; however, we continue to be subject to claims related to years in which we were a participant. A significant part of our pool reserves relates to our participation in the Excess and Casualty Reinsurance Association (“ECRA”) voluntary pool from 1950 to 1982. In 1982, the pool was dissolved and since that time, the business has been in runoff. Our percentage of the total pool liabilities varied from 1% to 6% during these years. Our participation in this pool has resulted in average paid losses of approximately $2 million annually over the past ten years. Because of the inherent uncertainty regarding the types of claims in these pools, we cannot provide assurance that our reserves will be sufficient.

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

FAFLIC Discontinued Operations

On January 2, 2009, we sold our remaining life insurance subsidiary, FAFLIC, to Commonwealth Annuity, a subsidiary of Goldman Sachs. We obtained approval from the Massachusetts Division of Insurance for a pre-close dividend from FAFLIC consisting of designated assets with a statutory book value of approximately $130 million. Total net proceeds from the sale, including the dividend, were approximately $230 million, net of transaction costs. Additionally, coincident with the sale transaction, Hanover Insurance and FAFLIC entered into a reinsurance contract whereby Hanover Insurance assumed FAFLIC’s discontinued accident and health insurance business. THG also agreed to indemnify Commonwealth Annuity for certain litigation, regulatory matters and other liabilities related to the pre-closing activities of the business transferred. For the year ended December 31, 2008, we recognized a loss from the sale of FAFLIC of $77.3 million.

The following table summarizes the results for this discontinued business for the periods indicated:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Gain (loss) from discontinued FAFLIC business, net of taxes	$0.9	$(67.7)	$5.9	$(71.2)

The gain from FAFLIC’s discontinued operations was $0.9 million for the quarter ended June 30, 2009 and resulted primarily from our release of sale-related accruals. Net losses in the second quarter of 2008 primarily reflect our preliminary estimate of the loss associated with the sale transaction of $66.1 million. In addition, these losses include net realized investment losses of $2.7 million, primarily resulting from the sale of fixed maturity securities and from impairments and a $1.7 million tax expense, partially offset by favorable results, primarily attributable to the traditional line of business.

The gain from FAFLIC’s discontinued operations was $5.9 million for the six months ended June 30, 2009 and resulted primarily from a change in our estimate of indemnification liabilities related to the sale and the aforementioned release of sale-related accruals. Net losses for the six months ended June 30, 2008 primarily reflect our preliminary estimate of the loss associated with the sale transaction, net realized investment losses of $7.4 million, primarily resulting from impairments and the sale and intercompany transfer of investment assets. These losses were partially offset by favorable results, primarily attributable to both our traditional and retirement lines of business.

In connection with the sales transaction, we agreed to indemnify Commonwealth Annuity for certain legal, regulatory and other matters that existed as of the sale. Accordingly, we established a gross liability in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”) of $9.9 million. As of June 30, 2009, our total gross FIN 45 liability was $2.9 million. Although we believe our current estimate for our FIN 45 liability is appropriate, there can be no assurance that this estimate will be sufficient to pay future expenses associated with these guarantees.

Gain on Disposal of Variable Life Insurance and Annuity Business

On December 30, 2005, we sold our run-off variable life insurance and annuity business to Goldman Sachs. Results currently consist primarily of expense and recoveries relating to indemnification obligations incurred in connection with this sale. The following table summarizes the results for this discontinued business for the periods indicated:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Gain (loss) on disposal of variable life insurance and annuity business, net of taxes	$0.2	$(0.8)	$4.1	$5.4

Quarter Ended June 30, 2009 Compared to Quarter Ended June 30, 2008

For the quarter ended June 30, 2009, we recorded a gain of $0.2 million, net of tax. For the quarter ended June 30, 2008, we recorded a loss of $0.8 million, net of tax.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

For the six months ended June 30, 2009, we recorded a gain of $4.1 million, net of tax, primarily related to a change in our estimate of liabilities related to certain indemnities to Goldman Sachs relating to pre-sale activities of the business sold recorded under FIN 45. For the six months ended June 30, 2008, we recorded a gain of $5.4 million, net of tax, primarily from a $5.8 million release of liabilities related to certain indemnities to Goldman Sachs.

As of June 30, 2009, our total gross FIN 45 liability was $6.1 million on a pre-tax basis. Although we believe our current estimate for our FIN 45 liability is appropriate, there can be no assurance that this estimate will be sufficient to pay future expenses associated with the guarantees associated with our former variable life insurance and annuity business.

Other Items

Net realized losses on investments were $3.6 million in the second quarter of 2009, compared to $7.6 million in the same period of 2008. Net realized losses in the second quarter of 2009 are due to $6.7 million of impairments from both fixed maturities and equity securities, partially offset by $3.1 million of gains recognized from the sale of fixed maturities. Net realized losses in the second quarter of 2008 are primarily due to impairments from fixed maturities. Net realized losses on investments were $9.7 million for the first six months of 2009 compared to $7.9 million for the same period of 2008. Net realized losses in 2009 are due to $23.2 million of impairments from both fixed maturities and equity securities, partially offset by $13.7 million of gains recognized from the sale of fixed maturities. In 2008, losses resulted primarily from $13.6 million of impairments, primarily from fixed maturities, partially offset by $5.7 million of gains recognized principally from the sale of fixed maturities.

We completed a cash tender offer to repurchase a portion of our 8.207% Series B Capital Securities due in 2027 that were issued by AFC Capital Trust I and a portion of our 7.625% Senior Debentures due in 2025 that were issued by THG. AFC Capital Trust I was subsequently liquidated as of July 30, 2009. As a result of these actions and including securities repurchased prior to the tender offer, we recorded a pre-tax gain of $34.3 million for both the second quarter and first six months of 2009 (see “Other Significant Transactions” for further discussion regarding the tender offer). In addition, we recorded $11.7 million in federal income tax expense on non-segment income for the same periods of 2009, primarily related to the gain on the tender offer and repurchase of securities.

We recognized income of $10.4 million in the second quarter of 2008 and $10.1 million in the first six months of 2008, both of which reflect an $11.1 million gain on the sale of AMGRO, partially offset by losses from the operations of AMGRO during those periods.

Net income includes the following items:

	Quarter Ended June 30, 2009
	Property and Casualty
(In millions)	Personal Lines	Commercial Lines	Other Property and Casualty (2)	Total
Net realized investment (losses) gains (1)	$(2.6)	$(2.5)	$1.5	$(3.6)
Gain on tender offer	—	—	34.3	34.3
Other non-segment items	—	—	0.1	0.1
Gain from discontinued FAFLIC business, net of taxes	—	—	0.9	0.9
Gain from discontinued accident and health business, net of taxes	—	—	0.2	0.2
Gain on disposal of variable life and annuity business, net of taxes	—	—	0.2	0.2

	Quarter Ended June 30, 2008
	Property and Casualty
(In millions)	Personal Lines	Commercial Lines	Other Property and Casualty (2)	Life Companies	Total
Net realized investment losses (1)	$(3.7)	$(3.8)	$(0.1)	$—	$(7.6)
Loss from discontinued FAFLIC business (including estimated loss on assets held-for-sale of $66.1), net of taxes	—	—	—	(67.7)	(67.7)
Income from operations of AMGRO (including gain on disposal of $11.1), net of taxes	—	—	10.4	—	10.4
Loss on disposal of variable life and annuity business, net of taxes	—	—	—	(0.8)	(0.8)

(1)	We manage investment assets for our property and casualty business based on the requirements of the entire property and casualty group. We allocate the investment income, expenses and realized (losses) gains to our Personal Lines, Commercial Lines and Other Property and Casualty segments based on actuarial information related to the underlying businesses.
(2)	Includes corporate eliminations.

	Six Months Ended June 30, 2009
	Property and Casualty
(In millions)	Personal Lines	Commercial Lines	Other Property and Casualty (2)	Total
Net realized investment (losses) gains (1)	$(5.9)	$(5.3)	$1.5	$(9.7)
Gain on tender offer	—	—	34.3	34.3
Gain from discontinued FAFLIC business, net of taxes	—	—	5.9	5.9
Loss from discontinued accident and health business, net of taxes	—	—	(3.1)	(3.1)
Gain on disposal of variable life and annuity business, net of taxes	—	—	4.1	4.1

	Six Months Ended June 30, 2008
	Property and Casualty
(In millions)	Personal Lines	Commercial Lines	Other Property and Casualty (2)	Life Companies	Total
Net realized investment (losses) gains (1)	$(5.8)	$(5.6)	$3.5	$—	$(7.9)
Loss from discontinued FAFLIC business (including estimated loss on assets held-for-sale of $66.1), net of taxes	—	—	—	(71.2)	(71.2)
Income from operations of AMGRO (including gain on disposal of $11.1), net of taxes	—	—	10.1	—	10.1
Gain on disposal of variable life and annuity business, net of taxes	—	—	—	5.4	5.4
Other, net of taxes	—	—	—	(1.2)	(1.2)

(1)	We manage investment assets for our property and casualty business based on the requirements of the entire property and casualty group. We allocate the investment income, expenses and realized (losses) gains to our Personal Lines, Commercial Lines and Other Property and Casualty segments based on actuarial information related to the underlying businesses.
(2)	Includes corporate eliminations.

Investment Portfolio

We held general account investment assets diversified across several asset classes, as follows:

	June 30, 2009		December 31, 2008
(In millions, except percentage data)	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
Fixed maturities (1)	$4,499.9	91.5%	$5,127.7	86.9%
Equity securities (1)	92.1	1.9	76.3	1.3
Mortgages	26.2	0.5	31.1	0.5
Policy Loans (1)	—	—	111.1	1.9
Cash and cash equivalents (1)	280.7	5.7	529.5	9.0
Other long-term investments	16.9	0.4	26.3	0.4

Total, including assets of discontinued operations	4,915.8	100.0%	5,902.0	100.0%
Investment assets of discontinued operations (2)	(96.0)		(1,237.7)

Total investment assets of continuing operations	$4,819.8		$4,664.3

(1)	We carry these investments at fair value.
(2)	Investment assets of discontinued operations as of June 30, 2009 include our discontinued accident and health business. Investment assets of discontinued operations as of December 31, 2008 include our discontinued FAFLIC business and discontinued accident and health business. Due to the January 2, 2009 sale of FAFLIC, $1,124.6 million of investment assets transferred to the buyer.

Cumulative Effect

As more fully described in Note 5 of the consolidated financial statements, we adopted FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2”, “the FSP”) on April 1, 2009. FSP FAS 115-2 required us to modify our assessment of other-than-temporary impairments (“OTTI”) on debt securities, as well as our method of recording and reporting other-than-temporary impairments. In accordance with the FSP, we reviewed OTTI previously recorded through realized losses on securities held at April 1, 2009, which were $121.6 million, and determined that $33.3 million of these impairments were related to non-credit factors, such as interest rates and market conditions. Accordingly, under FSP FAS 115-2, we increased the amortized cost basis of these debt securities and recorded a cumulative effect adjustment of $33.3 million within shareholders’ equity. The cumulative effect adjustment had no effect on total shareholders’ equity as it increased retained earnings and reduced accumulated other comprehensive income.

Under the new accounting guidance, if a company does not intend to sell the debt security, or more likely than not will not be required to sell it, the credit loss portion of an other-than-temporary impairment is recorded through earnings while the portion attributable to all other factors is recorded separately as a component of other comprehensive income. During the second quarter of 2009, we recognized $6.7 million of net impairment losses through earnings, while the portion of loss recorded as a component of other comprehensive income was $11.4 million. See also “Other-Than-Temporary Impairments”.

Investment Assets

The following discussion includes the investment assets of our continuing operations, as well as the investment assets of our discontinued accident and health business.

Total investment assets increased $138.4 million, or 2.9%, to $4.9 billion during the first six months of 2009, of which fixed maturities increased $273.6 million and cash and cash equivalents decreased $144.7 million. Fixed maturities increased primarily due to market value appreciation and from the investment of proceeds from the sale of FAFLIC. These increases were partially offset by the sale of fixed maturities to fund our tender offer. In addition, cash balances declined as we began investing a portion of our cash in the bond and equity markets.

Our fixed maturity portfolio is comprised primarily of investment grade corporate securities, residential mortgage-backed securities, taxable and tax-exempt issues of state and local governments, commercial mortgage-backed securities, asset-backed securities and U.S. government and agency securities.

The following table provides information about the investment type and credit quality of our fixed maturities portfolio as of June 30, 2009:

Investment Type (In millions, except percentage data)	Rating Agency Equivalent Designation	Amortized Cost	Fair Value	Net Unrealized Gain (Loss) (1)	Change in Net Unrealized for the Period

Corporates:

NAIC 1	Aaa/Aa/A	$898.7	$893.3	$(5.4)	$54.4
NAIC 2	Baa	1,009.8	1,002.1	(7.7)	64.5
NAIC 3 or below	Ba, B, Caa and lower	317.0	287.7	(29.3)	27.2

Total Corporates		2,225.5	2,183.1	(42.4)	146.1

Asset backed:
Residential mortgage backed securities		972.0	973.5	1.5	2.8
Commercial mortgage backed securities		276.1	256.2	(19.9)	11.0
Asset backed securities		55.4	55.0	(0.4)	6.9
Municipals:
Taxable		567.9	564.5	(3.4)	11.7
Tax exempt		216.4	211.4	(5.0)	11.5
U.S. government		255.7	256.2	0.5	(4.1)

Total fixed maturities (2)		$4,569.0	$4,499.9	$(69.1)	$185.9

(1)	Includes $44.7 million unrealized loss related to FSP FAS 115-2, of which $33.3 million represents the cumulative effect of adoption.
(2)	Includes discontinued accident and health business of $105.3 million in amortized cost and $96.3 million in fair value at June 30, 2009.

While market valuations deteriorated in 2008 and remained volatile in the first six months of 2009 due to unprecedented events in the financial markets and from the effects of the global economic slowdown, we believe the net unrealized loss above is temporary. By the end of the second quarter of 2009, net unrealized losses on fixed maturities improved $185.9 million, or 72.9%, to $69.1 million from $255.0 million at December 31, 2008. Excluding the $33.3 million increase in net unrealized losses related to the cumulative effect of adoption of FSP FAS 115-2, net unrealized losses on fixed maturities improved $219.2 million, or 86.0%. Management believes that ongoing government actions, the quality of the assets and anticipated long-term economic value will lead to a recovery in value in the near term.

Amortized cost and fair value by rating category were as follows:

(In millions, except percentage data)		June 30, 2009			December 31, 2008
NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost	Fair Value	% of Total Fair Value	Amortized Cost	Fair Value	% of Total Fair Value
1	Aaa/Aa/A	$2,987.4	$2,981.6	66.3%	$3,098.1	$2,997.8	70.9%
2	Baa	1,226.3	1,204.8	26.8	1,074.8	981.5	23.2
3	Ba	170.7	149.4	3.3	151.5	133.2	3.2
4	B	105.2	94.3	2.1	111.0	83.8	2.0
5	Caa and lower	69.4	59.0	1.3	37.1	24.5	0.6
6	In or near default	10.0	10.8	0.2	8.8	5.5	0.1

Total fixed maturities (1)		$4,569.0	$4,499.9	100.0%	$4,481.3	$4,226.3	100.0%

(1)	Includes discontinued accident and health business of $105.3 million in amortized cost and $96.3 million in fair value at June 30, 2009, and $99.3 million in amortized cost and $85.4 million in fair value at December 31, 2008.

Based on ratings by the National Association of Insurance Commissioners (“NAIC”), approximately 93% of our fixed maturity portfolio consisted of investment grade securities at June 30, 2009, compared to 94% at December 31, 2008.

The quality of our fixed maturity portfolio remains strong based on ratings, capital structure position, support through guarantees, underlying security and parent ownership and yield curve position. We do not hold any securities in the following sectors: subprime mortgages, either directly or through our mortgage-backed securities; collateralized debt obligations; collateralized loan obligations; or credit derivatives. Our residential mortgage-backed securities constitute $973.5 million of our invested assets, with 16% held in non-agency prime securities, and the remaining invested in agency-sponsored securities. Commercial mortgage-backed securities (“CMBS”) constitute $256.2 million of our invested assets, of which approximately 20% is fully defeased with US government securities. The portfolio is seasoned, with approximately 84% of our CMBS holdings from pre-2005 vintages, 9% from the 2007 vintage, 5% from the 2006 vintage and 2% from the 2005 vintage. The CMBS portfolio is of high quality with approximately 81% being AAA rated and 19% rated AA or A. The CMBS portfolio has a weighted average loan-to-value ratio of approximately 68% as of June 30, 2009. Our direct commercial mortgage portfolio is only $37.2 million as of June 30, 2009, including credit tenant loan fixed maturities. These mortgages are of high quality, with 60% maturing by the end of 2010. Our municipal bond portfolio constitutes approximately 16% of invested assets and is substantially all investment grade. Financial guarantor insurance enhanced municipal bonds were $335.4 million, or approximately 43% of our municipal bond portfolio as of June 30, 2009. Without regard to the insurance enhancement, 98% of our municipal bond portfolio is investment grade as of June 30, 2009. US agency debt securities represent about 3% of the portfolio and we have no investments in their preferred stock or equity.

At June 30, 2009, $81.0 million of our fixed maturities were invested in traditional private placement securities, as compared to $75.8 million at December 31, 2008. Fair values of traditional private placement securities are determined either by a third party broker or by pricing models that use discounted cash flow analyses.

Our fixed maturity and equity securities are classified as available-for-sale and are carried at fair value. Financial instruments whose value is determined using significant management judgment or estimation constitute approximately 2% of the total assets and liabilities we measured at fair value. (See also Note 6 – Fair Value).

Although we expect to invest new funds primarily in cash, cash equivalents and investment grade fixed maturities, we have invested and expect to continue investing a small portion of funds in common equity securities, and we may invest a portion in below investment grade fixed maturities and other assets. The average earned yield on fixed maturities was 5.6% and 5.7% for June 30, 2009 and December 31, 2008, respectively.

Other-than-Temporary Impairments

For the first six months of 2009, we recorded $34.6 million of other-than-temporary impairments of fixed maturities and equity securities, of which $23.2 million was recognized in earnings and the remaining $11.4 million was recorded as an unrealized loss in accumulated other comprehensive income. Other-than-temporary impairments recognized in earnings in the first six months of 2009 included losses on below investment grade fixed maturities of $14.2 million, primarily from corporate bonds in the industrial sector, and $9.0 million from perpetual preferred securities in the finance sector. During the first six months of 2008, other-than-temporary impairments of $13.6 million primarily resulted from our exposure to below investment grade securities.

In our determination of other-than-temporary impairments, we consider several factors and circumstances, including the issuer’s overall financial condition; the issuer’s credit and financial strength ratings; the issuer’s financial performance, including earnings trends, dividend payments, and asset quality; any specific events which may influence the operations of the issuer including governmental actions such as the enactment of The Emergency Economic Stabilization Act of 2008 and receipt of related funds; a weakening of the general market conditions in the industry or geographic region in which the issuer operates; the length of time and the degree to which the fair value of an issuer’s securities remains below our cost; with respect to fixed maturity investments, any factors that might raise doubt about the issuer’s ability to pay all amounts due according to the contractual terms and whether we expect to recover the entire amortized cost basis of the security; and with respect to equity securities, our ability and intent to hold the investment for a period of time to allow for a recovery in value. We apply these factors to all securities.

We monitor corporate fixed maturity securities with unrealized losses on a quarterly basis and more frequently when necessary to identify potential credit deterioration whether due to ratings downgrades, unexpected price variances, and/or company or industry specific concerns. We apply consistent standards of credit analysis which includes determining whether the issuer is current on its contractual payments, and we consider past events, current conditions and reasonable forecasts to evaluate whether we expect to recover the entire amortized cost basis of the security. We utilize valuation declines as a potential indicator of credit deterioration, and apply additional levels of scrutiny in our analysis as the severity of the decline increases or duration persists.

For our impairment review of asset-backed fixed maturity securities, we forecast our best estimate of the prospective future cash flows of the security to determine if we expect to recover the entire amortized cost basis of the security. Our analysis includes estimates of underlying collateral default rates based on historical and projected delinquency rates and estimates of the amount and timing of potential recovery. We consider all available information relevant to the collectibility of the security, including information about the remaining payment terms of the security, prepayment speeds, the financial condition of the issuer, industry analyst reports, sector credit ratings and other market data when developing our estimate of the expected cash flows.

When an other-than-temporary impairment of a debt security occurs, and we intend to sell or more likely than not will be required to sell the investment before recovery of its amortized cost basis, the amortized cost of the security is reduced to its fair value, with a corresponding charge to earnings, which reduces net income and earnings per share. If we don’t intend to sell the fixed maturity investment or more likely than not will not be required to sell it, we separate the other-than-temporary impairment into the amount we estimate represents the credit loss and the amount related to all other factors. The amount of the estimated loss attributable to credit is recognized in earnings, which reduces net income and earnings per share. The amount of the estimated other-than-temporary impairment that is non-credit related is recognized in other comprehensive income, net of applicable taxes.

We estimate the amount of the other-than-temporary impairment that relates to credit by comparing the amortized cost of the debt security with the net present value of the debt security’s projected future cash flows, discounted at the effective interest rate implicit in the investment prior to impairment. The non-credit portion of the impairment is equal to the difference between the fair value and the net present value of the fixed maturity security at the impairment measurement date.

Other-than-temporary impairments of equity securities are recorded as realized losses, which reduce net income and earnings per share. The new cost basis of an impaired security is not adjusted for subsequent increases in estimated fair value.

Temporary declines in market value are recorded as unrealized losses, which do not affect net income and earnings per share, but reduce other comprehensive income, which is reflected in our Consolidated Balance Sheets. We cannot provide assurance that the other-than-temporary impairments will be adequate to cover future losses or that we will not have substantial additional impairments in the future.

Unrealized Losses

The following table provides information about our fixed maturities and equity securities that have been continuously in a gross unrealized loss position.

	June 30, 2009
	12 months or less		Greater than 12 months		Total
(In millions)	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI (1)	Fair Value

Fixed maturities:
Investment grade:
U.S. Treasury securities and U.S. government and agency securities	$3.4	$116.0	$—	$—	$3.4	$116.0
States and political subdivisions	7.1	198.9	11.4	149.1	18.5	348.0
Corporate fixed maturities (2)	20.3	209.6	49.6	453.2	69.9	662.8
Residential mortgage-backed securities	5.0	184.4	10.5	97.5	15.5	281.9
Commercial mortgage-backed securities	4.9	51.9	18.4	143.5	23.3	195.4

Total investment grade	40.7	760.8	89.9	843.3	130.6	1,604.1

Below investment grade (3):
States and political subdivisions	—	—	3.7	4.8	3.7	4.8
Corporate fixed maturities (2)	41.6	176.5	13.0	55.8	54.6	232.3
Residential mortgage-backed securities	5.9	9.8	4.1	11.2	10.0	21.0

Total below investment grade	47.5	186.3	20.8	71.8	68.3	258.1

Total fixed maturities	88.2	947.1	110.7	915.1	198.9	1,862.2

Equity securities :
Perpetual preferred securities	—	—	3.8	16.9	3.8	16.9
Common equity securities	0.1	1.7	5.6	51.6	5.7	53.3

Total equity securities	0.1	1.7	9.4	68.5	9.5	70.2

Total (4)	$88.3	$948.8	$120.1	$983.6	$208.4	$1,932.4

(1)	Includes $44.7 million unrealized loss related to FSP FAS 115-2, of which $33.3 million represents the cumulative effect of adoption.
(2)	Gross unrealized losses on corporate fixed maturities include $70.1 million in the financial sector, $41.5 million in the industrial sector, $10.5 million in the utilities sector and $2.4 million in other.
(3)	Substantially all below investment grade securities with an unrealized loss had been rated by the NAIC, Standard & Poor’s or Moody’s at June 30, 2009.
(4)	Includes discontinued accident and health business of $19.5 million in gross unrealized losses with $55.9 million in fair value at June 30, 2009.

	December 31, 2008
	12 months or less		Greater than 12 months		Total
(In millions)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

Fixed maturities:
Investment grade:
U.S. Treasury securities and U.S. government and agency securities	$0.7	$70.2	$—	$—	$0.7	$70.2
States and political subdivisions	26.8	352.3	3.9	56.5	30.7	408.8
Corporate fixed maturities (1)	89.4	1,028.4	70.2	295.9	159.6	1,324.3
Residential mortgage-backed securities	18.6	110.4	3.2	30.2	21.8	140.6
Commercial mortgage-backed securities	14.7	162.8	17.1	87.2	31.8	250.0

Total investment grade	150.2	1,724.1	94.4	469.8	244.6	2,193.9

Below investment grade (2):
States and political subdivisions	4.7	6.9	—	—	4.7	6.9
Corporate fixed maturities (1)	59.5	144.1	—	—	59.5	144.1
Residential mortgage-backed securities	—	1.5	—	—	—	1.5

Total below investment grade	64.2	152.5	—	—	64.2	152.5

Total fixed maturities	214.4	1,876.6	94.4	469.8	308.8	2,346.4

Equity securities :
Perpetual preferred securities	—	—	13.4	28.5	13.4	28.5
Common equity securities	11.4	32.3	—	—	11.4	32.3

Total equity securities	11.4	32.3	13.4	28.5	24.8	60.8

Total (3)	$225.8	$1,908.9	$107.8	$498.3	$333.6	$2,407.2

(1)	Gross unrealized losses for corporate fixed maturities include $95.9 million in the industrial sector, $80.5 million in the financial sector, $34.8 million in the utilities sector and $7.9 million in other.
(2)	Substantially all below investment grade securities with an unrealized loss had been rated by the NAIC, Standard & Poor’s or Moody’s at December 31, 2008.
(3)	Includes discontinued accident and health business of $15.7 million in gross unrealized losses with $52.3 million in fair value at December 31, 2008.

Excluding the $33.3 million increase in gross unrealized losses relating to the cumulative effect of adoption of FSP FAS 115-2, gross unrealized losses on fixed maturities and equity securities decreased $158.5 million, or 47.5%, from $333.6 million at December 31, 2008. The decrease in unrealized losses was primarily due to tightening of credit spreads of investment grade corporate bonds, below investment grade corporate bonds, taxable and tax-exempt municipal bonds, and commercial and residential mortgage-backed securities during the first half of 2009. Equity values also increased during the first six months of 2009. At June 30, 2009, gross unrealized losses primarily consist of $124.5 million of corporate fixed maturities, $48.8 million of mortgage and asset-backed securities and $22.2 million in municipal bonds. Gross unrealized losses on corporate fixed maturities include $70.1 million in the financial sector, $41.5 million in the industrial sector and $12.9 million in utilities and other.

The following table includes our top twenty-five financial sector fixed maturity holdings and related financial ratings as of June 30, 2009.

(In millions, except percentage data)

Issuer	Amortized Cost	Fair Value	As a % of Invested Assets	S&P Ratings
Bank of America	$54.1	$45.0	0.91%	A-
Morgan Stanley	23.9	24.2	0.49%	A
Wells Fargo	21.9	20.7	0.42%	AA-
PNC Bank	19.8	18.4	0.37%	A
GE Capital	17.9	17.5	0.36%	AA+
Capital One	17.5	17.6	0.36%	BBB
Student Loan Market	16.9	14.1	0.29%	BBB-
American Express	16.2	15.0	0.30%	BBB+
CIT Group	16.2	18.2	0.37%	BB-
Fifth Third Bancorp	15.0	11.8	0.24%	BBB-
Goldman Sachs	14.4	13.7	0.28%	A
Manufacturers & Traders Bank	13.1	9.8	0.20%	A-
Genworth Global Funding	13.0	10.6	0.22%	BBB
Bank of Scotland	12.9	12.2	0.25%	A
Charter One	12.1	11.2	0.23%	BBB+
Union Bank of California	11.5	10.6	0.22%	A
American General Finance	11.2	6.5	0.13%	BB+
JP Morgan	11.1	10.6	0.21%	A+
Aetna	10.6	10.7	0.22%	A-
Branch Bank & Trust	10.5	9.8	0.20%	A
Prudential Financial	10.5	10.3	0.21%	A
Regions Bank	10.2	8.0	0.16%	BB+
Ameriprise Financial	10.0	10.0	0.20%	A
Bank of Oklahoma	10.0	8.8	0.18%	BBB+
Bank of New York Mellon	9.7	9.8	0.20%	A+

Top 25 Financial	390.2	355.1	7.22%
Other Financial	149.6	130.3	2.65%

Total Financial	$539.8	$485.4	9.87%

The following table includes our top twenty-five industrial sector corporate fixed maturity holdings and related financial ratings as of June 30, 2009.

(In millions, except percentage data)

Issuer	Amortized Cost	Fair Value	As a % of Invested Assets	S&P Ratings
Valero Energy	$24.7	$24.4	0.50%	BBB
Union Pacific	19.0	20.0	0.41%	BBB
CVS	18.3	18.3	0.37%	BBB+
Conoco Phillips	18.0	18.9	0.38%	A
AT&T	17.8	18.7	0.38%	A
Encana	17.5	18.2	0.37%	A-
Kroger	17.5	18.1	0.37%	BBB-
Safeway	17.5	18.3	0.37%	BBB
Vodafone	16.9	17.3	0.35%	A-
Home Depot	16.9	17.0	0.35%	BBB+
Miller Brewing	16.5	16.2	0.33%	BBB+
Canadian National Railways	16.0	17.0	0.35%	A-
Comcast	15.8	17.0	0.35%	BBB+
Schering-Plough	15.4	16.0	0.33%	A-
Textron	15.0	13.4	0.27%	BB+
Shell	15.0	15.4	0.31%	AA+
BP Capital Markets	14.4	14.5	0.29%	AA
Deutsche Telecom	13.9	14.1	0.29%	BBB+
Lowe’s	13.6	14.3	0.29%	A+
XTO Energy	13.3	13.5	0.27%	BBB
Verizon	13.3	13.3	0.27%	A
British Telecom	12.3	12.4	0.25%	BBB
Canadian Natural Resources	12.2	12.6	0.26%	BBB
Holcim	12.0	12.5	0.25%	BBB-
Lockheed Martin	12.0	11.8	0.24%	A-

Top 25 Industrial	394.8	403.2	8.20%
Other Industrial	850.7	852.7	17.35%

Total Industrial	$1,245.5	$1,255.9	25.55%

Obligations of states and political subdivisions, the U.S. Treasury, U.S. government and agency securities had associated gross unrealized losses of $25.6 million and $36.6 million at June 30, 2009 and December 31, 2008, respectively.

Substantially all below investment grade securities with an unrealized loss had been rated by the NAIC, Standard & Poor’s or Moody’s.

We view the gross unrealized losses on fixed maturities and equity securities as being temporary since it is our assessment that these securities will recover in the near term. Management believes that recent and ongoing government actions, including The Emergency Economic Stabilization Act of 2008, the 2009 American Recovery and Reinvestment Act and other U.S. and global government programs and the quality of our assets will allow us to realize the securities’ anticipated long-term economic value. With respect to gross unrealized losses on fixed maturities, we do not intend to sell nor is it more likely than not we will be required to sell debt securities before this expected recovery of amortized cost (See also “Liquidity and Capital Resources”). With respect to equity securities, we had the intent and ability to retain such investments for the period of time anticipated to allow for this expected recovery in fair value. The risks inherent in our assessment methodology include the risk that, subsequent to the balance sheet date, market factors may differ from our expectations; government actions do not have the intended affect of stabilizing financial institutions and financial markets; the global economic slowdown is longer or more severe than we expect; we may decide to subsequently sell a security for unforeseen business needs; or changes in the credit assessment or equity characteristics from our original assessment may lead us to determine that a sale at the current value would maximize recovery on such investments. To the extent that there are such adverse changes, an other-than-temporary impairment would be recognized. Although unrealized losses are not reflected in the results of financial operations until they are realized or deemed “other-than-temporary”, the fair value of the underlying investment, which does reflect the unrealized loss, is reflected in our Consolidated Balance Sheets.

The following table sets forth gross unrealized losses for fixed maturities by maturity period and gross unrealized losses for equity securities at June 30, 2009 and December 31, 2008. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers. Mortgage-backed securities are included in the category representing their ultimate maturity.

(In millions)	June 30, 2009	December 31, 2008
Due in one year or less	$0.7	$2.1
Due after one year through five years	49.8	84.0
Due after five years through ten years	59.9	115.6
Due after ten years	88.5	107.1

Total fixed maturities (1)	198.9	308.8
Equity securities	9.5	24.8

Total fixed maturities and equity securities (2)	$208.4	$333.6

(1)	Includes $33.3 million cumulative effect of adoption of FSP FAS 115-2 at June 30, 2009.
(2)	Includes discontinued accident and health business of $19.5 million and $15.7 million in gross unrealized losses at June 30, 2009 and December 31, 2008, respectively.

Our investment portfolio and shareholders’ equity can be and have been significantly impacted by the changes in market values of our securities. During 2008, there were significant declines in the market values of our fixed maturity securities, particularly in the industrial and financial sectors. Although, we have seen improvement in unrealized losses in the first six months of 2009, economic conditions remain strained, market values continue to fluctuate, and defaults on corporate fixed income securities are expected to increase throughout 2009. As a result, depending on market conditions, we could incur additional realized and unrealized losses in future periods, which could have a material adverse impact on our results of operations and/or financial position.

We experienced defaults in the first six months of 2009 on certain fixed maturities of issuers in the industrial sector. The carrying value of fixed maturity securities on non-accrual status at June 30, 2009 and December 31, 2008 was not material. The effect of non-accruals for the six months ended June 30, 2009, compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities, was a reduction in net investment income of $1.6 million. The effect of non-accruals in the first six months of 2008 was not material. Any defaults in the fixed maturities portfolio in future periods may negatively affect investment income.

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

Quarter Ended June 30, 2009 Compared to Quarter Ended June 30, 2008

The provision for federal income taxes from continuing operations was an expense of $33.5 million during the second quarter of 2009, compared to an expense of $28.8 million during the same period in 2008. These provisions resulted in consolidated effective federal tax rates of 34.7% and 37.5% for the quarters ended June 30, 2009 and 2008, respectively. In both 2008 and 2009, we were unable to recognize any federal income tax benefit associated with our realized investment losses due to our opinion that it is more likely than not that we will be unable to realize those benefits. This increases our effective tax rate in both periods, as the realized losses in each period reflect no tax benefit. The decrease in the tax rate in 2009 is primarily due to a decrease in these realized investment losses and lower underwriting income in the current period.

Our federal income tax expense on segment income was $21.8 million during the second quarter of 2009, compared to $28.8 million during the same period in 2008. These provisions resulted in effective tax rates for segment income of 33.1% and 34.2% in 2009 and 2008, respectively. The decrease in 2009 is primarily due to lower underwriting income.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

The provision for federal income taxes from continuing operations was an expense of $46.6 million for the first six months of 2009, compared to an expense of $57.9 million during the same period in 2008. These provisions resulted in consolidated effective federal tax rates of 35.9% and 35.5% for the six months ended June 30, 2009 and 2008, respectively. The slight increase in the tax rate in the current period is primarily due to a higher level of realized investment losses for which there is no recognized federal tax benefit.

Our federal income tax expense on segment income was $34.9 million for the first six months of 2009, compared to $57.9 million during the same period in 2008. These provisions resulted in effective tax rates for segment income of 33.1% and 33.9% in 2009 and 2008, respectively. The decrease in 2009 is primarily due to lower underwriting income.

In the first six months of 2009, we decreased our valuation allowance related to our deferred tax asset by $79.6 million, from $348.2 million to $268.6 million. The decrease in this valuation allowance resulted primarily from unrealized appreciation in our investment portfolio, partially offset by realized investment losses in the quarter. Accordingly, we recorded decreases in our valuation allowance of $72.4 million as an adjustment to Accumulated Other Comprehensive Income and $11.6 million as an adjustment to Retained Earnings for the cumulative effect of FSP FAS 115-2 adoption change. These decreases are partially offset by increases in our valuation allowance of $3.3 million as an adjustment to Federal Income Tax Expense and an increase of $1.1 million to Discontinued Operations in our Consolidated Statements of Income.

A corporation is entitled to a tax deduction from gross income for a portion of any dividend which was received from a domestic corporation that is subject to income tax. This is referred to as a “dividends received deduction.” In this and in prior years, we have taken this dividends received deduction when filing our federal income tax return. Many separate accounts held by life insurance companies receive dividends from such domestic corporations, and therefore, were regarded as entitled to this dividends received deduction. In its Revenue Ruling 2007-61, issued on September 25, 2007, the IRS announced its intention to issue regulations with respect to certain computational aspects of the dividends received deduction on separate account assets held in connection with variable annuity contracts. Revenue Ruling 2007-61 suspended a revenue ruling issued in August 2007 that purported to change accepted industry and IRS interpretations of the statutes governing these computational questions. Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other members of the public will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are not yet known, but they could result in the elimination of some or all of the separate account dividends received deduction tax benefit that we received. We believe that it is more likely than not that any such regulation would apply prospectively only, and application of this regulation is not expected to be material to our results of operations in any future annual period. However, there can be no assurance that the outcome of the revenue ruling will be as anticipated and should retroactive application be required; our results of operations may be adversely affected in a quarterly or annual period. We believe that retroactive application would not materially affect our financial position.

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

PROPERTY & CASUALTY INSURANCE LOSS RESERVES

See Segment Results – Reserves For Losses and Loss Adjustment Expenses on pages 48 to 58 of this form 10-Q for a discussion of our critical accounting estimates for loss reserves.

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

OTHER-THAN-TEMPORARY IMPAIRMENTS

We employ a systematic methodology to evaluate declines in fair values below amortized cost for all investments. The methodology utilizes a quantitative and qualitative process ensuring that available evidence concerning the declines in fair value below amortized cost is evaluated in a disciplined manner. In determining whether a decline in fair value below amortized cost is other-than-temporary, we evaluate several factors and circumstances, including the issuer’s overall financial condition; the issuer’s credit and financial strength ratings; the issuer’s financial performance, including earnings trends, dividend payments, and asset quality; any specific events which may influence the operations of the issuer including governmental actions such as the enactment of The Emergency Economic Stabilization Act of 2008 and receipt of related funds; a weakening of the general market conditions in the industry or geographic region in which the issuer operates; the length of time and the degree to which the fair value of an issuer’s securities remains below our cost; with respect to fixed maturity investments, any factors that might raise doubt about the issuer’s ability to pay all amounts due according to the contractual terms; and with respect to equity securities, our ability and intent to hold the investment for a period of time to allow for a recovery in value. We apply these factors to all securities.

We monitor corporate fixed maturity securities with unrealized losses on a quarterly basis and more frequently when necessary to identify potential credit deterioration whether due to ratings downgrades, unexpected price variances, and/or company or industry specific concerns. We apply consistent standards of credit analysis which includes determining whether the issuer is current on its contractual payments, and we consider past events, current conditions and reasonable forecasts to evaluate whether we expect to recover the entire amortized cost basis of the security. We utilize valuation declines as a potential indicator of credit deterioration, and apply additional levels of scrutiny in our analysis as the severity of the decline increases or duration persists.

For our impairment review of asset-backed fixed maturity securities, we forecast our best estimate of the prospective future cash flows of the security to determine if we expect to recover the entire amortized cost basis of the security. Our analysis includes estimates of underlying collateral default rates based on historical and projected delinquency rates and estimates of the amount and timing of potential recovery. We consider all available information relevant to the collectibility of the security, including information about the remaining payment terms of the security, prepayment speeds, the financial condition of the issuer, industry analyst reports, sector credit ratings and other market data when developing our estimate of the expected cash flows.

When an other-than-temporary impairment of a debt security occurs, and we intend to sell or more likely than not will be required to sell the investment before recovery of its amortized cost basis, the amortized cost of the security is reduced to its fair value, with a corresponding charge to earnings, which reduces net income and earnings per share. If we don’t intend to sell the fixed maturity investment or more likely than not will not be required to sell it, we separate the other-than-temporary impairment into the amount we estimate represents the credit loss and the amount related to all other factors. The amount of the estimated loss attributable to credit is recognized in earnings, which reduces net income and earnings per share. The amount of the estimated other-than-temporary impairment that is non-credit related is recognized in other comprehensive income, net of applicable taxes.

We estimate the amount of the other-than-temporary impairment that relates to credit by comparing the amortized cost of the debt security with the net present value of the debt security’s projected future cash flows, discounted at the effective interest rate implicit in the investment prior to impairment. The non-credit portion of the impairment is equal to the difference between the fair value and the net present value of the fixed maturity security at the impairment measurement date.

Other-than-temporary impairments of equity securities are recorded as realized losses, which reduce net income and earnings per share. The new cost basis of an impaired security is not adjusted for subsequent increases in estimated fair value.

Temporary declines in market value are recorded as unrealized losses, which do not affect net income and earnings per share, but reduce other comprehensive income, which is reflected in our Consolidated Balance Sheets. We cannot provide assurance that the other-than-temporary impairments will be adequate to cover future losses or that we will not have substantial additional impairments in the future. (See “Investment Portfolio” for further discussion regarding other-than-temporary impairments and securities in an unrealized position).

Other Significant Transactions

On June 29, 2009, we completed a cash tender offer to repurchase a portion of our 8.207% Series B Capital Securities (“Capital Securities”) that were issued by AFC Capital Trust I (the “Trust”) and a portion of our 7.625% Senior Debentures (“Senior Debentures”) due in 2025 that were issued by THG. As of that date, $69.3 million of Capital Securities were tendered at a price equal to $800 per $1,000 of face value. In addition, we accepted for tender a principal amount of $77.3 million of Senior Debentures. Depending on the time of tender, holders of the Senior Debentures accepted for purchase received a price ranging from $870 to $900 per $1,000 of face value. Separately, we held $65.0 million of Capital Securities previously repurchased at a discount in the open market prior to the tender offer. Including securities repurchased prior to and through the tender offer, we recognized a pre-tax gain of $34.3 million in the quarter ended June 30, 2009. Subsequent to the completion of the tender offer, $165.7 million of the Capital Securities not held by us and $122.7 million principal amount of the Senior Debentures not held by us remain outstanding.

On November 28, 2008, we acquired AIX Holdings, Inc. for approximately $100 million, subject to various terms and conditions. AIX is a specialty property and casualty insurer that underwrites and manages program business.

On June 2, 2008, we completed the sale of our premium financing subsidiary, AMGRO Inc., to Premium Financing Specialists, Inc. In the second quarter of 2008, we recorded a gain of $11.1 million related to this sale, which was reflected in the Consolidated Statement of Income as part of Discontinued Operations.

On March 14, 2008, we acquired all of the outstanding shares of Verlan Holdings, Inc. for $29.0 million. Verlan Holdings, Inc., now referred to as Hanover Specialty Porperty, is a specialty company providing property insurance to small and medium-sized manufacturing and distribution companies that are highly protected fire risks.

On October 16, 2007, our Board of Directors authorized a share repurchase program of up to $100 million. Under this repurchase authorization, we may repurchase our common stock from time to time, in amounts and prices and at such times as we deem appropriate, subject to market conditions and other considerations. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. In the first six months 2009, we repurchased 0.2 million shares at an aggregate cost of $7.1 million. Total repurchases under this program as of June 30, 2009 were 1.6 million shares at a cost of $67.3 million.

Statutory Capital of Insurance Subsidiaries

The following table reflects the consolidated Total Adjusted Capital for our property and casualty businesses as of June 30, 2009 and December 31, 2008:

(In millions)	June 30, 2009	December 31, 2008

The Hanover Insurance Company (1)	$1,607.5	$1,537.6
AIX and other insurance subsidiaries	91.0	63.1

Total Adjusted Capital	$1,698.5	$1,600.7
(1)	Includes $600.9 million and $638.3 million related to its subsidiary, Citizens, as of June 30, 2009 and December 31, 2008, respectively.

The NAIC prescribes an annual calculation regarding risk based capital (“RBC”). RBC ratios for regulatory purposes, as described in the glossary, are expressed as a percentage of the capital required to be above the Authorized Control Level (the “Regulatory Scale”); however, in the insurance industry RBC ratios are widely expressed as a percentage of the Company Action Level. The following table reflects the Company Action Level, the Authorized Control Level and RBC ratios for Hanover Insurance, as of June 30, 2009, expressed both on the Industry Scale (Total Adjusted Capital divided by the Company Action Level) and Regulatory Scale (Total Adjusted Capital divided by Authorized Control Level):

(In millions, except ratios)	Company Action Level	Authorized Control Level	RBC Ratio Industry Scale	RBC Ratio Regulatory Scale
The Hanover Insurance Company	$514.1	$257.1	313%	625%

The consolidated total adjusted capital position improved $97.8 million during the first six months of 2009. The increase is primarily due to underwriting income in the first half of 2009, net unrealized gains, and a $25 million capital contribution from the holding company to AIX effective March 31, 2009 to support anticipated growth in the business. These increases were partially offset by decreases in surplus relating to the purchase of FAFLIC’s non-admitted assets in connection with its sale on January 2, 2009.

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

Net cash used in operating activities was $45.1 million during the first six months of 2009, as compared to net cash provided of $63.4 million in 2008. The $108.5 million increase in cash used in operating activities primarily resulted from an increase in net loss and LAE payments and an increased level of funding associated with our qualified defined benefit pension plan.

Net cash used in investing activities was $102.7 million during the first six months of 2009, compared to net cash provided of $38.1 million for the same period of 2008. During 2009, cash was primarily used as we invested the proceeds from the sale of our Life Companies into fixed maturities and began reinvesting a portion of cash into fixed maturities. In addition, cash was provided from sales of fixed maturities to fund the tender offer. During 2008, cash was provided by net sales of fixed maturity securities primarily to fund operational cash flow requirements of our property and casualty business, as well as the stock repurchase program. In addition, cash increased in connection with the sale of AMGRO resulting from the settlement, in cash, of an intercompany loan with Hanover Insurance. Partially offsetting these increases were cash payments made in connection with the acquisition of Verlan Holdings, Inc.

Net cash used in financing activities was $100.9 million during the first six months of 2009, as compared to net cash used of $50.5 million in 2008. During 2009, cash used in financing activities primarily resulted from the aforementioned cash tender offer (see Significant Transactions discussion) to repurchase a portion of our debt securities and repurchases of treasury stock under our stock repurchase program, partially offset by cash collateral received related to our securities lending program. During 2008, cash used in financing activities primarily resulted from repurchases of $58.5 million of treasury stock.

At June 30, 2009, THG, as a holding company, held $193.3 million of fixed maturities and cash. We believe our holding company assets are sufficient to meet our obligations through the remainder of 2009, which currently consist primarily of interest on our remaining senior debentures and junior subordinated debentures and costs associated with retirement benefits provided to our former life employees and agents. The holding company may be required to make payments in 2009 related to indemnification of liabilities associated with the sale of various subsidiaries. We currently do not expect that it will be necessary to dividend funds from our insurance subsidiaries in order to fund 2009 holding company obligations.

The sale of FAFLIC provided net cash to the holding company of approximately $225.0 million as follows:

Proceeds from sale of in-kind dividended assets to Hanover Insurance	$136.3

Additional pre-close contributions to FAFLIC	(6.5)

Gross proceeds from Commonwealth Annuity	105.8

Net cost related to exchange of investments between Hanover Insurance and FAFLIC	(6.7)

Transaction costs and other	(3.9)

Total cash from the sale of FAFLIC and related intercompany settlements	$225.0

We expect to continue to generate sufficient positive operating cash to meet all short-term and long-term cash requirements, including the funding of our qualified defined benefit pension plan. The minimum required contribution related to our qualified defined benefit pension plan for the 2009 plan year of $13.5 million was made in April 2009. In addition to that contribution, we made a discretionary contribution of $16.5 million at that time. We may be required to make significant cash contributions to our qualified defined benefit pension plan for several years beginning in 2010, which we currently estimate to range from approximately $30 million to $40 million annually.

Our insurance subsidiaries maintain a high degree of liquidity within their respective investment portfolios in fixed maturity and short-term investments. In 2008 and extending into the early part of 2009, the financial markets experienced unprecedented declines in value, especially in the financial and industrial sectors. Many securities currently held by THG and its subsidiaries experienced the impact of these significant changes in market value. Although there has been an improvement in our unrealized loss position in the first six months of 2009, net unrealized losses related to securities that we still hold amounted to approximately $70 million as of June 30, 2009. We believe that recent and ongoing government actions and the quality of the assets we hold will allow us to realize these securities’ anticipated long-term economic value. Furthermore, as of June 30, 2009, we had the intent and ability to retain such investments for the period of time anticipated to allow for this expected recovery in fair value. We do not anticipate the need to sell these securities to meet our insurance subsidiaries’ cash requirements. We expect our insurance subsidiaries to generate sufficient operating cash to meet all short-term and long-term cash requirements. However, there can be no assurance that unforeseen business needs or other items will not occur causing us to have to sell securities before their values fully recover; thereby causing us to recognize additional impairment charges in that time period.

On October 16, 2007, our Board of Directors authorized a share repurchase program of up to $100 million. Under this repurchase authorization, we may repurchase our common stock from time to time, in amounts and prices and at such times as we deem appropriate, subject to market conditions and other considerations. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. For the six months ending June 30, 2009 we have repurchased approximately 0.2 million shares for a cost of $7.1 million. As of June 30, 2009, total repurchases under this program were 1.6 million shares at a cost of $67.3 million.

Through June 30, 2009, we have repurchased $106.2 million of Capital Securities with a face value of $134.3 million that were issued by AFC Capital Trust I and $69.6 million of senior debt with a face value of $77.3 million that were issued by THG. (See Other Significant Transactions of this form 10-Q for further discussion). We may continue to repurchase senior debt or Capital Securities on an opportunistic basis. On July 30, 2009, we liquidated AFC Capital Trust I, which previously held our Capital Securities, and exchanged all of the outstanding Capital Securities for like debentures issued by the holding company. In July 2009, Hanover Insurance was approved to participate in a lending program with Federal Home Loan Bank of Boston which currently provides lower rates as compared to the interest rates on the debt we recently repurchased. We plan to borrow between $125 million and $150 million under this arrangement. In conjunction with that borrowing, Hanover Insurance will purchase our subsidiary, AIX, from the holding company for approximately $125 million.

In June 2007, we entered into a $150.0 million committed syndicated credit agreement which expires in June 2010. Borrowings, if any, under this agreement are unsecured and incur interest at a rate per annum equal to, at our option, a designated base rate or the Eurodollar rate plus applicable margin. The agreement provides covenants, including, but not limited to, maintaining a certain level of equity and an RBC ratio in our primary property and casualty companies of at least 175% (based on the Industry Scale). We had no borrowings under this line of credit during the first six months of 2009. Additionally, we had no commercial paper borrowings as of June 30, 2009 and we do not anticipate utilizing commercial paper in 2009.

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

Hurricane Katrina Litigation

We have been named as a defendant in various litigations, including putative class actions, relating to disputes arising from damages which occurred as a result of Hurricane Katrina in 2005. As of June 30, 2009, there were approximately 68 such cases. These cases have been filed in both Louisiana state courts and federal district courts. These cases generally involve, among other claims, disputes as to the amount of reimbursable claims in particular cases (e.g. how much of the damage to an insured property is attributable to flood and therefore not covered, and how much is attributable to wind, which may be covered), as well as the scope of insurance coverage under homeowners and commercial property policies due to flooding, civil authority actions, loss of landscaping, business interruption and other matters. Certain of these cases claim a breach of duty of good faith or violations of Louisiana insurance claims handling laws or regulations and involve claims for punitive or exemplary damages.

The putative class actions were consolidated into the Master Consolidated Class Action Complaint pending in the United States District Court, Eastern District of Louisiana as part of the In Re: Katrina Canal Breaches Consolidated Litigation, Civil Action No. 05-4182. On June 16, 2009, the court issued an Order striking all class allegations in the Master Consolidated Class Action Complaint. On June 30, 2009, plaintiffs filed a motion for reconsideration of the court’s ruling dismissing the class allegations.

On August 23, 2007, the State of Louisiana (individually and on behalf of the State of Louisiana, Division of Administration, Office of Community Development) filed a putative class action (not included in the Master Consolidated Class Action) in the Civil District Court for the Parish of Orleans, State of Louisiana, entitled State of Louisiana, individually and on behalf of State of Louisiana, Division of Administration, Office of Community Development ex rel The Honorable Charles C. Foti, Jr., The Attorney General For the State of Louisiana, individually and as a class action on behalf of all recipients of funds as well as all eligible and/or future recipients of funds through The Road Home Program v. AAA Insurance, et al., No. 07-8970. The complaint named as defendants over 200 foreign and domestic insurance carriers, including us. Plaintiff seeks to represent a class of current and former Louisiana citizens who have applied for and received or will receive funds through Louisiana’s “Road Home” program. On August 29, 2007, Plaintiff filed an Amended Petition in this case, asserting myriad claims, including claims for breach of: contract, the implied covenant of good faith and fair dealing, fiduciary duty and Louisiana’s bad faith statutes. Plaintiff seeks relief in the form of, among other things, declarations that (a) the efficient proximate cause of losses suffered by putative class members was windstorm, a covered peril under their policies; (b) the second efficient proximate cause of their losses was storm surge, which Plaintiff contends is not excluded under class members’ policies; (c) the damage caused by water entering affected parishes of Louisiana does not fall within the definition of “flood”; (d) the damages caused by water entering Orleans Parish and the surrounding area was a result of a man-made occurrence and are properly covered under class members’ policies; (e) many class members suffered total losses to their residences; and (f) many class members are entitled to recover the full value for their residences stated on their policies pursuant to the Louisiana Valued Policy Law. In accordance with these requested declarations, Plaintiff seeks to recover amounts that it alleges should have been paid to policyholders under their insurance agreements, as well as penalties, attorneys’ fees, and costs. The case has been removed to the Federal District Court for the Eastern District of Louisiana.

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

Over the past three years, state-sponsored insurers, reinsurers and involuntary pools have increased significantly, particularly in those states which have Atlantic or Gulf Coast exposures. As a result, the potential assessment exposure of insurers doing business in such states and the attendant collection risks have increased, particularly, in our case, in the states of Massachusetts, Louisiana and Florida. Such actions and related regulatory restrictions on rate increases, underwriting and the ability to non-renew business may limit our ability to reduce the potential exposure to hurricane related losses. At this time, we are unable to predict the likelihood or impact of any such potential assessments or other actions.

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

From time to time, proposals have been made to establish a federal based insurance regulatory system and to allow insurers to elect either federal or state-based regulation (“optional federal chartering”). In light of the current economic crisis and the focus on increased regulatory controls, particularly with regard to financial institutions, there has been renewed interest in such proposals. In fact, several proposals have been introduced to create a system of optional federal chartering, to create federal oversight mechanisms for insurance or insurance holding companies, which are systemically important to the United States financial system and to create a national office to monitor insurance companies. We cannot predict the impact that any such change will have on our operations or business or on that of our competitors.

Other Matters

We have been named a defendant in various other legal proceedings arising in the normal course of business. In addition, we are involved, from time to time, in examinations, investigations and proceedings by governmental and self-regulatory agencies. The potential outcome of any such action or regulatory proceedings in which we have been named a defendant or the subject of an inquiry or investigation, and our ultimate liability, if any, from such action or regulatory proceedings, is difficult to predict at this time. In our opinion, based on the advice of legal counsel, the ultimate resolutions of such proceedings will not have a material effect on our financial position, although they could have a material effect on the results of operations for a particular quarter or annual period.

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

Recent Developments

AFC Capital Trust I, a business trust, was established in 1997 for the sole purpose of issuing mandatorily redeemable preferred securities to investors. On July 30, 2009, we liquidated the Trust as permitted by the terms of the Trust documents. Each holder of Capital Securities as of that date received a principal amount of our Series B 8.207% Junior Subordinated Deferrable Interest Debentures due February 3, 2027 equal to the liquidation amount of the Capital Securities held by such holder.

Hanover Insurance had its application approved for membership to the Federal Home Loan Bank of Boston (the “FHLBB”) and anticipates receiving a loan from the FHLBB. FHLBB membership will allow Hanover Insurance to participate in FHLBB’s collateralized borrowing program. We expect that Hanover Insurance will apply for and receive a loan of up to $150 million which would be secured with a pledge of government or agency securities held by Hanover Insurance. If borrowings from the FHLBB are not available on terms favorable to Hanover Insurance, we may choose to pursue other sources of financing or none at all. Hanover Insurance intends to use approximately $125 million of the borrowed funds to acquire AIX from the holding company in an intercompany transaction.

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

Reinstatement premium – A pro-rata reinsurance premium that may be charged for reinstating the amount of reinsurance coverage reduced as the result of a reinsurance loss occurrence under a reinsurance treaty. For example, in 2005 this premium was required to ensure that our property catastrophe occurrence treaty, which was exhausted by Hurricane Katrina, was available again in the event of another large catastrophe loss in 2005.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Our market risks, and the ways we manage them, are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2008, included in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes in the first six months of 2009 to these risks or our management of them. The following interest rate sensitivity table is intended to supplement our interest rate sensitivity discussion included in the Annual Report on Form 10-K for the year ended December 31, 2008.

INTEREST RATE SENSITIVITY

The following table illustrates the estimated impact on the fair value of our investment portfolio at June 30, 2009 of hypothetical changes in prevailing interest rates, defined as changes in interest rates on U.S. Treasury debt. It does not reflect changes in credit spreads, liquidity spreads and other factors that affect the value of securities. Since changes in prevailing interest rates are often accompanied by changes in these other factors, the reader should not assume that an actual change in interest rates would result in the values illustrated.

(Fair value, in millions)

Investment Type	+300bp	+200bp	+100bp	0	-100bp	-200bp	-300bp
Residential mortgage-backed securities	$825	$870	$920	$975	$1,000	$1,000	$1,000
All other fixed income securities	3,085	3,225	3,370	3,525	3,685	3,835	3,950

Total	$3,910	$4,095	$4,290	$4,500	$4,685	$4,835	$4,950

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the internal control over financial reporting, as required by Rule 13a-15(d) of the Exchange Act, to determine whether any changes occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there was no such change during the quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Hurricane Katrina Litigation

We have been named as a defendant in various litigations, including putative class actions, relating to disputes arising from damages which occurred as a result of Hurricane Katrina in 2005. As of June 30, 2009, there were approximately 68 such cases. These cases have been filed in both Louisiana state courts and federal district courts. These cases generally involve, among other claims, disputes as to the amount of reimbursable claims in particular cases (e.g. how much of the damage to an insured property is attributable to flood and therefore not covered, and how much is attributable to wind, which may be covered), as well as the scope of insurance coverage under homeowners and commercial property policies due to flooding, civil authority actions, loss of landscaping, business interruption and other matters. Certain of these cases claim a breach of duty of good faith or violations of Louisiana insurance claims handling laws or regulations and involve claims for punitive or exemplary damages.

The putative class actions were consolidated into the Master Consolidated Class Action Complaint pending in the United States District Court, Eastern District of Louisiana as part of the In Re: Katrina Canal Breaches Consolidated Litigation, Civil Action No. 05-4182. On June 16, 2009, the court issued an Order striking all class allegations in the Master Consolidated Class Action Complaint. On June 30, 2009, plaintiffs filed a motion for reconsideration of the court’s ruling dismissing the class allegations.

On August 23, 2007, the State of Louisiana (individually and on behalf of the State of Louisiana, Division of Administration, Office of Community Development) filed a putative class action (not included in the Master Consolidated Class Action) in the Civil District Court for the Parish of Orleans, State of Louisiana, entitled State of Louisiana, individually and on behalf of State of Louisiana, Division of Administration, Office of Community Development ex rel The Honorable Charles C. Foti, Jr., The Attorney General For the State of Louisiana, individually and as a class action on behalf of all recipients of funds as well as all eligible and/or future recipients of funds through The Road Home Program v. AAA Insurance, et al., No. 07-8970. The complaint named as defendants over 200 foreign and domestic insurance carriers, including us. Plaintiff seeks to represent a class of current and former Louisiana citizens who have applied for and received or will receive funds through Louisiana’s “Road Home” program. On August 29, 2007, Plaintiff filed an Amended Petition in this case, asserting myriad claims, including claims for breach of: contract, the implied covenant of good faith and fair dealing, fiduciary duty and Louisiana’s bad faith statutes. Plaintiff seeks relief in the form of, among other things, declarations that (a) the efficient proximate cause of losses suffered by putative class members was windstorm, a covered peril under their policies; (b) the second efficient proximate cause of their losses was storm surge, which Plaintiff contends is not excluded under class members’ policies; (c) the damage caused by water entering affected parishes of Louisiana does not fall within the definition of “flood”; (d) the damages caused by water entering Orleans Parish and the surrounding area was a result of a man-made occurrence and are properly covered under class members’ policies; (e) many class members suffered total losses to their residences; and (f) many class members are entitled to recover the full value for their residences stated on their policies pursuant to the Louisiana Valued Policy Law. In accordance with these requested declarations, Plaintiff seeks to recover amounts that it alleges should have been paid to policyholders under their insurance agreements, as well as penalties, attorneys’ fees, and costs. The case has been removed to the Federal District Court for the Eastern District of Louisiana.

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

ITEM 1A – RISK FACTORS

This document contains, and management may make, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, may be forward-looking statements. We wish to caution readers that the following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause our actual results for the remainder of 2009 and beyond to differ materially from historical results and from those expressed in any of our forward-looking statements. When used in our Management’s Discussion and Analysis, the words “believes”, “anticipates”, “expects”, “projections”, “outlook”, “should”, “could”, “plan”, “guidance”, “likely”, “on track to”, “targeted” and similar expressions are intended to identify forward-looking statements.

The factors that may impact our forward-looking statements include, but are not limited to the factors listed below. While any of these factors could affect our business as a whole, we have grouped certain factors by the business segment to which we believe they are most likely to apply. Those factors that represent risks that have changed since our Annual Report on Form 10-K are presented in bold and additional risks to those described in “Important Factors Regarding Forward-Looking Statements” filed as Exhibit 99.2 to our Annual Report on Form 10-K for the period ended December 31, 2008 are identified under the heading “RISKS RELATING TO INVESTMENTS.”

In addition to the factors described below, our business is subject to a number of risks including, but not limited to those incorporated by reference from Exhibit 99.2 to our Annual Report on Form 10-K for the period ended December 31, 2008, as supplemented below. We operate in a business environment that is continually changing. As such, new risk factors may emerge over time. We cannot predict these new risk factors nor can we assess the impact, if any, that they may have on our business in the future.

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

(v) increases in costs, particularly those occurring after the time our products are priced and including construction, automobile repair, and medical and rehabilitation costs, and including as the result of “cost shifting” from health insurers to casualty and liability insurers (whether as a result of an increasing number of injured parties without health insurance, coverage changes in health policies to make such coverage, in certain circumstances, secondary to other policies, or implementation of the Medicare Secondary Payer Act which requires reporting and imposes other requirements with respect to medical and related claims paid with respect to Medicare eligible individuals); (vi) restrictions on insurance underwriting and rates, including as a result of proposals by the Governor of Michigan with respect to automobile insurance; (vii) adverse state and federal legislation or regulation, including mandated decreases in rates, the inability to obtain further rate increases, limitations on premium levels, increases in minimum capital and reserve requirements, benefit mandates, limitations on the ability to manage care and utilization, requirements to write certain classes of business, limitations on the use of credit-based insurance scoring, such as proposals to ban the use of credit-based insurance scores with respect to personal lines in Michigan, Florida and other states or as proposed by Congress from time to time, restrictions on the use of certain compensation arrangements with agents and brokers, as well as continued compliance with state and federal regulations; (viii) adverse changes in the ratings obtained from independent rating agencies, such as Moody’s, Standard and Poor’s, Fitch and A.M. Best, whether due to investment impairments, additional capital requirements, our underwriting performance or other factors, including future rating agency requirements that may result from the current global economic crisis or otherwise; (ix) industry-wide change resulting from proposed regulations, investigations and inquiries relating to compensation arrangements with insurance brokers and agents; (x) disruptions caused by the introduction of new products, including new Commercial Lines specialty and “niche” products, or in connection with the integration and expansion of newly acquired businesses; (xi) changes in our exposure as a result of the introduction of new commercial lines products, particularly those with longer “tails” such as the new Human Services non-profit directors and officers and employment practices liability policies; (xii) the impact of our acquisitions of Professionals Direct, Inc., Verlan Holdings, Inc., AIX Holdings, Inc., or other future acquisitions, including potential reserve deficiencies, distribution channel conflicts or disruptions in personnel or operating models.

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

Additionally, future operating results as compared to prior years and forward-looking information regarding Personal Lines and Commercial Lines segment information on written and earned premiums, policies in force, underwriting results and segment income currently are expected to be adversely affected by competitive and regulatory pressures affecting rates, particularly in Michigan where the Governor has called for a freeze on automobile insurance rates. In addition, underwriting results and segment income could be adversely affected by changes in frequency and loss trends. Results in Personal Lines business may also be adversely affected by pricing decreases and market disruptions (including any caused by the current economic environment, particularly in Michigan, proposals in Michigan to reduce rates, expand coverage, limit territorial ratings, increase penalties for delays in claim payments, or expand circumstances in which parties can recover non-economic damages for bodily injury claims (i.e., efforts to modify or overturn the so-called Kreiner decision), the Michigan Commissioner of Insurance’s proposed ban on the use of credit scores, or the Governor’s executive order creating a position of the Automobile and Home Insurance Consumer Advocate, who is to act independent from the Michigan Commissioner of Insurance). The introduction of “managed competition” in Massachusetts has resulted in overall rate level reductions and an increase in regulatory scrutiny by the Massachusetts Attorney General. Additionally, there is uncertainty regarding our ability to attract and retain customers in this market as new and larger carriers enter the state of Massachusetts as a result of “managed competition”.

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

Similarly, the introduction of new Commercial Lines products, including through our recently acquired subsidiaries and the development of new niche and specialty lines, presents new risks. Certain new specialty products may present longer “tail” risks and increased volatility in profitability. Our planned expansion into new western states, including California, presents additional underwriting risk since the regulatory, geographic, natural risk, legal environment, demographic, business, economic and other characteristics of these states present challenges different from those in the states in which we currently do business.

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

Significant increases in recent years and expected further increases in the number of participants or insureds in state-sponsored reinsurance pools or FAIR Plans, particularly in the states of Massachusetts, Louisiana, Florida and North Carolina combined with regulatory restrictions on the ability to adequately price, underwrite, or non-renew business, could expose us to significant exposures and assessment risks.

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

Risks Relating To Our Business Generally

Other market fluctuations and general economic, market and political conditions also may negatively affect our business and profitability. These conditions include (i) the difficulties of estimating the impact of the current financial turmoil on the value of our investment portfolio and related impact on our other comprehensive income, shareholders’ equity, and future investment income, including the amount of realized losses and impairments which will be recognized in future financial reports and our ability and intent to hold such investments until recovery; (ii) the impact on our capital and liquidity of the current financial turmoil, including as a result of defaults in our fixed income investment portfolio and the market decline in the value of non-government backed investments; (iii) changes in interest rates causing a reduction of investment income or in the market value of interest rate sensitive investments; (iv) higher service, administrative or general expense due to the need for additional advertising, marketing, administrative or management information systems expenditures; (v) the inability to attract, or the loss or retirement of key executives or other key employees, and increased costs associated with the replacement of key executives or employees; (vi) changes in our liquidity due to changes in asset and liability matching, including the effect of defaults of debt securities; (vii) failure of a reinsurer of our policies to pay its liabilities under reinsurance or coinsurance contracts or adverse effects on the cost and availability of reinsurance (including as a result of any such insurer’s losses in its investment portfolio as a result of the current economic conditions or the result of significant catastrophes such as the September 11, 2001 terrorist attacks or Hurricane Katrina); (viii) changes in the mix of assets comprising our investment portfolios and changes in general market conditions that may cause the market value of our investment portfolio to fluctuate, including the expansion of current concerns regarding sub-prime mortgages to prime mortgage and corresponding mortgage-backed or other debt securities and concerns relative to the ratings and capitalization of municipal bond and mortgage guarantees and the valuation of commercial mortgages and commercial mortgage backed securities; (ix) losses resulting from our participation in certain reinsurance pools, including pools in which we no longer participate but may have unquantified potential liabilities relating to asbestos environmental and other latent exposure matters, or from fronting arrangements where the reinsurer does not meet all of its reinsurance obligations; (x) defaults or impairments of debt securities held by us; (xi) higher employee benefit costs due to the significant decline in market values of defined benefit retirement plan assets resulting from the current economic crisis, interest rate fluctuations, regulatory requirements or judicial interpretations of benefits (including with respect to our Cash Balance Plan which is the subject of the Durand litigation); (xii) the effects of our restructuring actions, including any resulting from our review of operational matters related to our business, including a review of our markets, products, organization, financial capabilities, agency management, regulatory environment, ancillary businesses and service processes; (xiii) errors or omissions in connection with the administration of any of our products; (xiv) breaches of our information technology security systems or other operational disruptions or breaches which result in the loss or compromise of confidential financial, personal, medical or other information about our policyholders, claimants, agents or others with whom we do business; (xv) interruptions in our ability to conduct business as a result of terrorist actions, catastrophes or other significant events affecting infrastructure, and delays in recovery of our operating capabilities; and (xvi) U.S. inflationary pressures, particularly with respect to medical and health care, automobile repair and construction costs, all of which are significant components of our indemnity liabilities under policies we issue to our customers, and which could also impact the adequacy of reserves we have set aside for prior accident years.

Recent developments in the global financial markets may adversely affect our investment portfolio, shareholders’ equity and overall performance. Global financial markets have recently experienced unprecedented and challenging conditions, including a tightening in the availability of credit and the failure of several large financial institutions. As a result, certain government bodies and central banks worldwide, including the U.S. Treasury Department and the U.S. Federal Reserve, have undertaken unprecedented intervention programs, the effects of which remain uncertain. There can be no assurances that these intervention programs, including The Emergency Economic Stabilization Act of 2008 and The 2009 American Recovery and Reinvestment Act, will be successful in improving conditions in the global financial market. Further government intervention continues to be discussed, specifically the creation of an agency to provide federal oversight of insurance companies; the effect of such federal oversight that may transpire is unknown. The U.S. economy has experienced and continues to experience significant declines in employment, household wealth, and lending. If conditions further deteriorate, our business could be affected in different ways. Continued turbulence in the U.S. economy and contraction in the credit markets could adversely affect our profitability, demand for our products or our ability to raise rates, and could also result in declines in market value and future impairments of our investment assets. There can be no assurances that conditions in the global financial markets will not worsen and/or further adversely affect our investment portfolio and overall performance. Recessionary economic periods and higher unemployment are historically accompanied by higher claims activity, particularly in the personal and workers’ compensation lines of business and higher defaults in contractors’ bonds.

RISKS RELATING TO INVESTMENTS

We have experienced and may continue to experience unrealized losses on our investments, especially during a period of heightened volatility, which could have a material adverse effect on our results of operations or financial condition.

Our investment portfolio and shareholders’ equity can be and has been significantly impacted by the changes in the market values of our securities. Recent developments continue to illustrate that the U.S. and global financial markets and economies are in an unprecedented period of uncertainty and instability. The financial market volatility and the resulting negative economic impact could continue and may be prolonged. This could result in additional unrealized and realized losses in future periods, and adversely affect the liquidity of our investments, which could have a material adverse impact on our results of operations and our financial position.

If we are unable to hold our investment assets until they recover in value, we would incur other-than-temporary impairments which would be recognized as realized losses in our results of operations and reduce net income and earnings per share. Temporary declines in market value are recorded as unrealized losses, which do not affect net income and earnings per share, but reduce other comprehensive income, which is reflected on our Consolidated Balance Sheets. We cannot provide assurance that the other-than-temporary impairments we have recognized will, in fact, be adequate to cover future losses or that we will not have substantial additional impairments and or unrealized investment losses in the future.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On October 16, 2007, the Board of Directors authorized the repurchase of up to $100 million of our common stock. Under this repurchase authorization, we may repurchase our common stock from time to time, in amounts and prices and at such times as we deem appropriate, subject to market conditions and other considerations. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. As of June 30, 2009, approximately $67 million of shares had been repurchased under this program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
April 1 – 30, 2009	—	$—	—	$39,800,000
May 1 – 31, 2009 (1)	318	32.75	—	39,800,000
June 1 – 30, 2009 (2)	192,899	37.11	192,109	32,700,000

Total	193,217	$37.10	192,109	$32,700,000

(1)	Shares were withheld to satisfy tax withholding amount due from employees upon their receipt of previously restricted shares.
(2)	Includes 790 shares withheld to satisfy tax withholding amount due from employees upon their receipt of previously restricted shares.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual shareholders’ meeting was held on May 12, 2009. The following is a brief description of each matter voted upon at the meeting and the votes cast.

Election of Directors:

Four directors nominated for election by the Board of Directors were named in proxies for the meeting, which proxies were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934.

	FOR	AGAINST	ABSTAIN
Frederick H. Eppinger	39,142,229	1,275,747	35,974
Gail L. Harrison	38,994,066	1,420,188	39,696
Joseph R. Ramrath	39,506,006	905,303	42,641
Harriett Tee Taggart	39,463,845	949,862	40,243

The other directors whose terms continued after the Annual Meeting are Michael P. Angelini, P. Kevin Condron, Neal F. Finnegan, David J. Gallitano, Wendell J. Knox, and Robert J. Murray.

Ratification of Independent Public Accountants:

Shareholders ratified the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for 2009.

For	39,680,666
Against	742,509
Abstain	30,775

Approval of the 2009 Short-Term Incentive Compensation Plan:

Shareholders approved the 2009 Short-Term Incentive Compensation Plan.

For	38,379,033
Against	1,972,096
Abstain	102,821

ITEM 6 – EXHIBITS

EX – 10.1	The Hanover Insurance Group, Inc. 2009 Short-Term Incentive Compensation Plan previously filed as Annex 2 to the Registrant’s Proxy Statement (Commission File No. 001-13754) filed with the Commission on March 27, 2009 and incorporated herein by reference.

EX – 10.2	Description of 2009 – 2010 Non-Employee Director Compensation

EX – 31.1	Certification of the Chief Executive Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX – 31.2	Certification of the Chief Financial Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX – 32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

EX – 32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hanover Insurance Group, Inc
Registrant

August 7, 2009	/s/ Frederick H. Eppinger, Jr.
Date	Frederick H. Eppinger, Jr.
President, Chief Executive Officer and Director

August 7, 2009	/s/ Eugene M. Bullis
Date	Eugene M. Bullis
Executive Vice President, Chief Financial Officer and Principal Accounting Officer