Form 10-Q
period 2009-09-30
HANOVER INSURANCE GROUP, INC.
filed 2009-11-04
CIK 944695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares outstanding of the registrant’s common stock was 50,032,721 as of November 1, 2009.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited) Quarter Ended September 30,		(Unaudited) Nine Months Ended September 30,
(In millions)	2009	2008	2009	2008

REVENUES

Premiums	$637.4	$621.1	$1,899.4	$1,858.1
Net investment income	62.1	65.5	188.3	193.9
Net realized investment losses:
Total other-than-temporary impairment losses on securities	(4.5)	(53.1)	(39.1)	(66.7)
Portion of loss recognized in other comprehensive income	(1.6)	—	9.8	—

Net other-than-temporary impairment losses on securities recognized in earnings	(6.1)	(53.1)	(29.3)	(66.7)
Realized gains from sales and other	6.1	0.3	19.6	6.0

Total net realized investment losses	—	(52.8)	(9.7)	(60.7)
Fees and other income	9.0	8.3	25.8	25.7

Total revenues	708.5	642.1	2,103.8	2,017.0

LOSSES AND EXPENSES
Losses and loss adjustment expenses	403.0	474.2	1,225.1	1,239.7
Policy acquisition expenses	146.8	139.7	434.7	416.1
Gain from retirement of corporate debt	(0.2)	—	(34.5)	—
Other operating expenses	91.4	77.2	281.1	247.1

Total losses and expenses	641.0	691.1	1,906.4	1,902.9

Income (loss) before federal income taxes	67.5	(49.0)	197.4	114.1

Federal income tax expense (benefit):
Current	17.8	(1.1)	42.8	40.6
Deferred	1.1	(4.4)	22.7	11.8

Total federal income tax expense (benefit)	18.9	(5.5)	65.5	52.4

Income (loss) from continuing operations	48.6	(43.5)	131.9	61.7
Discontinued operations (See Notes 3 and 4 ):
Gain (loss) from discontinued FAFLIC business (net of income tax benefit (expense) of $0.3 and $(1.7) for the quarters ended September 30, 2009 and 2008 and $0.3 and $(1.3) for the nine months ended September 30, 2009 and 2008), including loss on assets held-for-sale of $6.1 and $72.2 for the quarter and nine months ended September 30, 2008	0.4	(21.7)	6.3	(92.9)
Gain (loss) from operations of discontinued accident and health business (net of income tax expense of $0.4 and $0.5 for the quarter and nine months ended September 30, 2009)	0.7	—	(2.4)	—
Income from operations of AMGRO (net of income tax benefit of $1.3 for the nine months ended September 30, 2008), including gain on disposal of $11.1 in 2008	—	—	—	10.1
Gain on disposal of variable life insurance and annuity business (net of income tax benefit of $2.6 and $3.0 for the quarter and nine months ended September 30, 2008)	—	2.7	4.1	8.1
Other discontinued operations	—	0.7	—	(0.5)

Net income (loss)	$49.7	$(61.8)	$139.9	$(13.5)

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)

	(Unaudited) Quarter Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2009	2008	2009	2008

PER SHARE DATA
Basic
Income (loss) from continuing operations	$0.96	$(0.85)	$2.59	$1.20
Discontinued operations:
Gain (loss) from discontinued FAFLIC business (net of income tax benefit (expense) of $0.01 and $(0.03) for the quarters ended September 30, 2009 and 2008 and $0.01 and $(0.03) for the nine months ended September 30, 2009 and 2008), including loss on assets held-for-sale of $0.12 and $1.39 for the quarter and nine months ended September 30, 2008	0.01	(0.42)	0.12	(1.81)
Gain (loss) from operations of discontinued accident and health business (net of income tax expense of $0.01 for the quarter and nine months ended September 30, 2009)	0.01	—	(0.04)	—
Income from operations of AMGRO (net of income tax benefit of $0.03 for the quarter and nine months ended September 30, 2008), including gain on disposal of $0.21 in 2008	—	—	—	0.20
Gain on disposal of variable life insurance and annuity business (net of income tax benefit of $0.05 and $0.06 for the quarter and nine months ended September 30, 2008)	—	0.05	0.08	0.16
Other discontinued operations	—	0.01	—	(0.01)

Net income (loss) per share	$0.98	$(1.21)	$2.75	$(0.26)

Weighted average shares outstanding	50.7	51.0	51.0	51.3

Diluted

Income (loss) from continuing operations	$0.95	$(0.85)	$2.57	$1.19
Discontinued operations:
Gain (loss) from discontinued FAFLIC business (net of income tax benefit (expense) of $0.01 and $(0.03) for the quarters ended September 30, 2009 and 2008 and $0.01 and $(0.03) for the nine months ended September 30, 2009 and 2008), including loss on assets held-for-sale of $0.12 and $1.39 for the quarter and nine months ended September 30, 2008	0.01	(0.42)	0.12	(1.80)
Gain (loss) from operations of discontinued accident and health business (net of income tax expense of $0.01 for the quarter and nine months ended September 30, 2009)	0.01	—	(0.05)	—
Income from operations of AMGRO (net of income tax benefit of $0.03 for the quarter and nine months ended September 30, 2008), including gain on disposal of $0.21 in 2008	—	—	—	0.20
Gain on disposal of variable life insurance and annuity business (net of income tax benefit of $0.05 and $0.06 for the quarter and nine months ended September 30, 2008)	—	0.05	0.08	0.16
Other discontinued operations	—	0.01	—	(0.01)

Net income (loss) per share	$0.97	$(1.21)	$2.72	$(0.26)

Weighted average shares outstanding	51.2	51.0	51.4	51.8

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)	(Unaudited) September 30, 2009	December 31, 2008
ASSETS
Investments:
Fixed maturities, at fair value (amortized cost of $4,696.3 and $4,382.0 )	$4,805.1	$4,140.9
Equity securities, at fair value (cost of $109.8 and $97.6)	122.0	76.2
Mortgage loans	20.4	31.1
Other long-term investments	16.7	18.4

Total investments	4,964.2	4,266.6

Cash and cash equivalents	233.2	397.7
Accrued investment income	53.4	52.3
Premiums, accounts and notes receivable, net	616.7	578.5
Reinsurance receivable on paid and unpaid losses, benefits and unearned premiums	1,111.3	1,129.6
Deferred policy acquisition costs	285.3	264.8
Deferred federal income taxes	216.4	285.6
Goodwill	170.0	169.9
Other assets	309.7	315.7
Assets of discontinued operations	128.4	1,769.5

Total assets	$8,088.6	$9,230.2

LIABILITIES
Policy liabilities and accruals:
Losses and loss adjustment expenses	$3,084.8	$3,201.3
Unearned premiums	1,322.6	1,246.3
Contractholder deposit funds and other policy liabilities	1.5	1.8

Total policy liabilities and accruals	4,408.9	4,449.4

Expenses and taxes payable	645.1	622.3
Reinsurance premiums payable	63.4	61.3
Long-term debt	433.8	531.4
Liabilities of discontinued operations	130.3	1,678.6

Total liabilities	5,681.5	7,343.0

Commitments and contingencies (Note 14)

SHAREHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 20.0 million shares authorized, none issued	—	—
Common stock, $0.01 par value, 300.0 million shares authorized, 60.5 million shares issued	0.6	0.6
Additional paid-in capital	1,807.8	1,803.8
Accumulated other comprehensive loss	(10.8)	(384.8)
Retained earnings	1,121.4	949.8
Treasury stock at cost (10.4 and 9.6 million shares)	(511.9)	(482.2)

Total shareholders’ equity	2,407.1	1,887.2

Total liabilities and shareholders’ equity	$8,088.6	$9,230.2

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	(Unaudited) Nine Months Ended September 30,
(In millions)	2009	2008

PREFERRED STOCK
Balance at beginning and end of period	$—	$—

COMMON STOCK
Balance at beginning and end of period	0.6	0.6

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	1,803.8	1,822.6
Tax benefit from stock options	—	0.6
Employee and director stock-based awards	4.0	(21.7)

Balance at end of period	1,807.8	1,801.5

ACCUMULATED OTHER COMPREHENSIVE LOSS
NET UNREALIZED (DEPRECIATION) APPRECIATION ON AVAILABLE FOR SALE SECURITIES AND DERIVATIVE INSTRUMENTS:
Balance at beginning of period	(276.1)	5.5
Cumulative effect of change in accounting principle	(33.3)	—

Balance at beginning of period, as adjusted	(309.4)	5.5
Net appreciation (depreciation) during the period:
Net appreciation (depreciation) on available-for-sale securities and derivative instruments	428.8	(197.4)
(Provision) benefit for deferred federal income taxes	(30.2)	2.2

	398.6	(195.2)

Balance at end of period	89.2	(189.7)

DEFINED BENEFIT PENSION AND POSTRETIREMENT PLANS:
Balance at beginning of period	(108.7)	(25.9)
Amounts arising in the period	(1.6)	(0.8)
Amortization during the period:
Amount recognized as net periodic benefit cost	14.9	(2.7)
(Provision) benefit for deferred federal income taxes	(4.6)	1.2

	8.7	(2.3)

Balance at end of period	(100.0)	(28.2)

Total accumulated other comprehensive loss	(10.8)	(217.9)

RETAINED EARNINGS
Balance at beginning of period	949.8	946.9

Cumulative effect of change in accounting principle	33.3	—

Balance at beginning of period, as adjusted	983.1	946.9
Net income (loss)	139.9	(13.5)
Treasury stock issued for less than cost and other	(4.1)	(9.4)
Recognition of share-based compensation	2.5	14.7

Balance at end of period	1,121.4	938.7

TREASURY STOCK
Balance at beginning of period	(482.2)	(450.7)
Shares purchased at cost	(36.2)	(58.5)
Net shares reissued at cost under employee stock-based compensation plans	6.5	26.4

Balance at end of period	(511.9)	(482.8)

Total shareholders’ equity	$2,407.1	$2,040.1

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited) Quarter Ended September 30,		(Unaudited) Nine Months Ended September 30,
(In millions)	2009	2008	2009	2008

Net income (loss)	$49.7	$(61.8)	$139.9	$(13.5)

Other comprehensive income (loss):
Available-for-sale securities:
Net appreciation (depreciation) during the period	189.4	(117.4)	428.8	(197.5)
(Provision) benefit for deferred federal income taxes	(30.4)	0.1	(30.2)	2.2

Total available-for-sale securities	159.0	(117.3)	398.6	(195.3)

Derivative instruments:
Net appreciation during the period	—	0.5	—	0.1
Provision for deferred federal income taxes	—	(0.1)	—	—

Total derivative instruments	—	0.4	—	0.1

	159.0	(116.9)	398.6	(195.2)

Pension and postretirement benefits:
Amounts arising in the period	—	—	(1.6)	(0.8)
Amortization recognized as net periodic benefit costs:
Net actuarial loss	6.8	0.7	20.4	2.2
Prior service cost	(1.5)	(1.2)	(4.3)	(3.7)
Transition asset	(0.4)	(0.4)	(1.2)	(1.2)

Total amortization recognized as net periodic benefit costs	4.9	(0.9)	14.9	(2.7)
(Provision) benefit for deferred federal income taxes	(1.7)	0.3	(4.6)	1.2

Total pension and postretirement benefits	3.2	(0.6)	8.7	(2.3)

Other comprehensive income (loss)	162.2	(117.5)	407.3	(197.5)

Comprehensive income (loss)	$211.9	$(179.3)	$547.2	$(211.0)

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Nine Months Ended September 30,
(In millions)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$139.9	$(13.5)
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposal of variable life insurance and annuity business	(4.1)	(8.1)
(Gain) estimated loss from sale of FAFLIC	(6.3)	72.2
Gain on sale of AMGRO, Inc.	—	(11.1)
Loss on sale from other discontinued operations	—	0.5
Gain from retirement of corporate debt	(34.5)	—
Net realized investment losses	13.0	83.7
Net amortization and depreciation	9.0	14.1
Stock-based compensation expense	8.9	8.9
Amortization of deferred benefit plan costs	14.9	(3.5)
Deferred federal income taxes	22.7	33.3
Change in deferred acquisition costs	(20.4)	(16.2)
Change in premiums and notes receivable, net of reinsurance premiums payable	(35.1)	44.4
Change in accrued investment income	(1.2)	(1.1)
Change in policy liabilities and accruals, net	(36.5)	(60.0)
Change in reinsurance receivable	27.2	111.4
Change in expenses and taxes payable	(80.8)	(102.9)
Other, net	10.2	22.4

Net cash provided by operating activities	26.9	174.5

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposals and maturities of available-for-sale fixed maturities	1,749.2	646.4
Proceeds from disposals of equity securities and other investments	1.4	7.9
Proceeds from mortgages sold, matured or collected	10.7	14.6
Proceeds from collections of installment finance and notes receivable	—	192.2
Proceeds from the sale of FAFLIC	105.8	—
Cash transferred with sale of FAFLIC	(108.1)	—
Net cash used to acquire Verlan Holdings, Inc	—	(26.4)
Purchase of available-for-sale fixed maturities	(2,078.4)	(594.6)
Purchase of equity securities and other investments	(31.0)	(24.8)
Capital expenditures	(6.6)	(7.4)
Disbursements to fund installment finance and notes receivable	—	(178.6)
Other investing items	1.5	0.7

Net cash (used in) provided by investing activities	(355.5)	30.0

CASH FLOWS FROM FINANCING ACTIVITIES
Withdrawals from trust instruments supported by funding obligations	—	(21.0)
Exercise of options	1.6	7.9
Change in collateral related to securities lending program	75.8	8.5
Proceeds from long-term debt borrowing	125.0	—
Repurchase of long-term debt	(125.9)	—
Treasury stock purchased at cost	(36.1)	(58.5)
Other financing activities	0.1	0.1

Net cash provided by (used in) financing activities	40.5	(63.0)

Net change in cash and cash equivalents	(288.1)	141.5
Net change in cash related to discontinued operations	123.6	(37.8)
Cash and cash equivalents, beginning of period	397.7	210.6

Cash and cash equivalents, end of period	$233.2	$314.3

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

The interim consolidated financial statements of THG include the accounts of The Hanover Insurance Company (“Hanover Insurance”), and Citizens Insurance Company of America (“Citizens”), THG’s principal property and casualty companies; and certain other insurance and non-insurance subsidiaries. These legal entities conduct their operations through several business segments discussed in Note 11. All significant intercompany accounts and transactions have been eliminated. The Company’s results of operations also included the results of First Allmerica Financial Life Insurance Company (“FAFLIC”) through December 31, 2008. On January 2, 2009, the Company sold FAFLIC to Commonwealth Annuity and Life Insurance Company (“Commonwealth Annuity”) a subsidiary of the Goldman Sachs Group, Inc. (“Goldman Sachs”). Accordingly, the FAFLIC business was classified as a discontinued operation in accordance with ASC 205, Presentation of Financial Statements - Discontinued Operations (“ASC 205”) (formerly included under Statement of Financial Accounting Standards No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement No. 144”)) and prior periods in the consolidated Statements of Income have been reclassified to conform to this presentation. Additionally, as of December 31, 2008, a portion of FAFLIC’s accounts were classified as assets and liabilities of discontinued operations in the consolidated Balance Sheets (See Note 3 – Discontinued Operations of FAFLIC Business).

The accompanying interim consolidated financial statements reflect, in the opinion of the Company’s management, all adjustments necessary for a fair presentation of the financial position and results of operations. The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

2. New Accounting Pronouncements

Recently Implemented Standards

ASC 105, Generally Accepted Accounting Principles (“ASC 105”) (formerly Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162) reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board (“FASB”) into a single source of authoritative generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities. All guidance contained in the Accounting Standards Codification (“ASC”) carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed “non-authoritative”. ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the guidance included in ASC 105 as of July 1, 2009. The implementation of this guidance changed the Company’s references to GAAP authoritative guidance but did not impact the Company’s financial position or results of operations.

ASC 855, Subsequent Events (“ASC 855”) (formerly Statement of Financial Accounting Standards No. 165, Subsequent Events) includes guidance that was issued by the FASB in May 2009, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company’s evaluation of its subsequent events. ASC 855 defines two types of subsequent events, “recognized” and “non-recognized”. Recognized subsequent events provide additional evidence

THE HANOVER INSURANCE GROUP, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore; are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company implemented the guidance included in ASC 855 as of April 1, 2009. The effect of implementing this guidance was not material to the Company’s financial position or results of operations.

ASC 944, Financial Services – Insurance (“ASC 944”) contains guidance that was previously issued by the FASB in May 2008 as Statement of Financial Accounting Standards No. 163, Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60 that provides for changes to both the recognition and measurement of premium revenues and claim liabilities for financial guarantee insurance contracts that do not qualify as a derivative instrument in accordance with ASC 815, Derivatives and Hedging (formerly included under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities). This financial guarantee insurance contract guidance also expands the disclosure requirements related to these contracts to include such items as a company’s method of tracking insured financial obligations with credit deterioration, financial information about the insured financial obligations, and management’s policies for placing and monitoring the insured financial obligations. ASC 944, as it relates to financial guarantee insurance contracts, was effective for fiscal years beginning after December 15, 2008, except for certain disclosures related to the insured financial obligations, which were effective for the third quarter of 2008. The Company does not have financial guarantee insurance products, and, accordingly, the implementation of this portion of ASC 944 did not have an effect on the Company’s results of operations or financial position.

ASC 805, Business Combinations (“ASC 805”) (formerly included under Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations) contains guidance that was issued by the FASB in December 2007. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with certain exceptions. Additionally, the guidance requires changes to the accounting treatment of acquisition related items, including, among other items, transaction costs, contingent consideration, restructuring costs, indemnification assets and tax benefits. ASC 805 also provides for a substantial number of new disclosure requirements. ASC 805 also contains guidance that was formerly issued as FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies which was intended to provide additional guidance clarifying application issues regarding initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805 was effective for business combinations initiated on or after the first annual reporting period beginning after December 15, 2008. The Company implemented this guidance effective January 1, 2009. Implementing this guidance did not have an effect on the Company’s financial position or results of operations; however it will likely have an impact on the Company’s accounting for future business combinations, but the effect is dependent upon acquisitions, if any, that are made in the future.

ASC 810, Consolidation (“ASC 810”) includes new guidance issued by the FASB in December 2007 governing the accounting for and reporting of noncontrolling interests (previously referred to as minority interests). This guidance established reporting requirements which include, among other things, that noncontrolling interests be reflected as a separate component of equity, not as a liability. It also requires that the interests of the parent and the noncontrolling interest be clearly identifiable. Additionally, increases and decreases in a parent’s ownership interest that leave control intact shall be reflected as equity transactions, rather than step acquisitions or dilution gains or losses. This guidance also requires changes to the presentation of information in the financial statements and provides for additional disclosure requirements. ASC 810 was effective for fiscal years beginning on or after December 15, 2008. The Company implemented this guidance as of January 1, 2009. The effect of implementing this guidance was not material to the Company’s financial position or results of operations.

ASC 825, Financial Instruments (“ASC 825”) includes guidance which was issued in February 2007 by the FASB and was previously included under Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115. The related sections within ASC 825 permit a company to choose, at specified election dates, to measure at fair value certain eligible financial assets and liabilities that are not currently required to be measured at fair value. The specified election dates include, but are not limited to, the date when an entity first recognizes the item, when an entity enters into a firm commitment or when changes in the financial instrument causes it to no longer qualify for fair value accounting under a different accounting standard. An entity may elect the fair value option for eligible items that exist at the effective date. At that date, the difference between the carrying amounts and the fair values of eligible items for which the fair value option is elected should be recognized as a cumulative effect adjustment to the opening balance of retained earnings. The fair value option may be elected for each entire financial instrument, but need not be applied to all similar instruments. Once the fair value option has been

THE HANOVER INSURANCE GROUP, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

elected, it is irrevocable. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. This guidance was effective as of the beginning of fiscal years that began after November 15, 2007. The Company did not elect to implement the fair value option for eligible financial assets and liabilities as of January 1, 2008.

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) (formerly included under Statement of Financial Accounting Standards No. 157, Fair Value Measurements) includes guidance that was issued by the FASB in September 2006 that created a common definition of fair value to be used throughout generally accepted accounting principles. ASC 820 applies whenever other standards require or permit assets or liabilities to be measured at fair value, with certain exceptions. This guidance established a hierarchy for determining fair value which emphasizes the use of observable market data whenever available. It also required expanded disclosures which include the extent to which assets and liabilities are measured at fair value, the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. ASC 820 also provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. The emphasis of ASC 820 is that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants, under current market conditions. ASC 820 also further clarifies the guidance to be considered when determining whether or not a transaction is orderly and clarifies the valuation of securities in markets that are not active. This guidance includes information related to a company’s use of judgment, in addition to market information, in certain circumstances to value assets which have inactive markets.

Fair value guidance in ASC 820 was initially effective for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years for financial assets and liabilities. The effective date of ASC 820 for all non-recurring fair value measurements of nonfinancial assets and nonfinancial liabilities was fiscal years beginning after November 15, 2008. Guidance related to fair value measurements in an inactive market was effective in October 2008 and guidance related to orderly transactions under current market conditions was effective for interim and annual reporting periods ending after June 15, 2009.

The Company applied the provisions of ASC 820 to its financial assets and liabilities upon adoption at January 1, 2008 and adopted the remaining provisions relating to certain nonfinancial assets and liabilities on January 1, 2009. The difference between the carrying amounts and fair values of those financial instruments held upon initial adoption, on January 1, 2008, was recognized as a cumulative effect adjustment to the opening balance of retained earnings and was not material to the Company’s financial position or results of operations. The Company implemented the guidance related to orderly transactions under current market conditions as of April 1, 2009, which also was not material to the Company’s financial position or results of operations. See further disclosure in Note 6 – Fair Value.

Recently Issued Standards

In August 2009, the FASB issued ASC Update No. 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value (“ASC Update No. 2009-05”). This update amends ASC 820, Fair Value Measurements and Disclosures and provides further guidance on measuring the fair value of a liability. The guidance establishes the types of valuation techniques to be used to value a liability when a quoted market price in an active market for the identical liability is not available, such as the use of an identical or similar liability when traded as an asset. The guidance also further clarifies that a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are both Level 1 fair value measurements. If adjustments are required to be applied to the quoted price, it results in a level 2 or 3 fair value measurement. The guidance provided in the update is effective for the first reporting period (including interim periods) beginning after issuance. The Company does not expect that the implementation of ASC Update No. 2009-05 will have a material effect on its financial position or results of operations.

In September 2009, the FASB issued ASC Update No. 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) (“ASC Update No. 2009-12”). This update sets forth guidance on using the net asset value per share provided by an investee to estimate the fair value of an alternative investment. Specifically, the update permits a reporting entity to measure the fair value of this type of investment on the basis of the net asset value per share of the investment (or its equivalent) if all or substantially all of the underlying investments used in the calculation of the net asset value is consistent with ASC 820. The update also requires additional disclosures by each major category of investment, including, but not limited to, fair value of underlying investments in the major category, significant investment strategies, redemption restrictions, and unfunded commitments related to investments in the major category. The amendments in this update are effective for interim and annual periods ending after December 15, 2009 with early application permitted. The Company does not expect that the implementation of ASC Update No. 2009-12 will have a material effect on its financial position or results of operations.

THE HANOVER INSURANCE GROUP, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2009, FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“Statement No. 167”). Statement No. 167 amends FASB Interpretation No. 46R, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 (“FIN 46R”) to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity’s economic performance. This statement also enhances disclosures about a company’s involvement in variable interest entities. Statement No. 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Although Statement No. 167 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 167 to have a material impact on its financial position or results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140 (“Statement No. 166”). Statement No. 166 revises FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Extinguishment of Liabilities a replacement of FASB Statement 125 (“Statement No. 140”) and requires additional disclosures about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. It also eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets, and enhances disclosure requirements. Statement No. 166 is effective prospectively, for annual periods beginning after November 15, 2009, and interim and annual periods thereafter. Although Statement No. 166 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 166 will have a material impact on its financial position or results of operations.

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

The Company accounted for the disposal of its FAFLIC business as a discontinued operation in accordance with ASC 205. For the year ended December 31, 2008, the Company recognized a $77.3 million loss associated with the sale transaction.

The following table summarizes the results for this discontinued business for the periods indicated:

	(Unaudited) Quarter Ended September 30,		(Unaudited) Nine Months Ended September 30,
(In millions)	2009	2008	2009	2008

Gain (loss) from discontinued FAFLIC business, net of taxes	$0.4	$(21.7)	$6.3	$(92.9)

For the quarter ended September 30, 2009, the Company recognized income from discontinued operations of $0.4 million, primarily resulting from a tax adjustment relating to the FAFLIC operations in prior tax years. Net losses of $21.7 million in the third quarter of 2008 include net realized investment losses of $15.6 million, primarily resulting from other-than-temporary impairments, principally in the financial services sector. Additionally, the Company recognized an increase to the preliminary estimate of loss associated with the sale transaction of $6.1 million. Total revenues associated with the FAFLIC business in the third quarter of 2008 were $4.7 million. This business also generated a loss before taxes of $13.9 million during that period.

THE HANOVER INSURANCE GROUP, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the nine months ended September 30, 2009, the Company recognized income from discontinued operations of $6.3 million, primarily resulting from a change in the Company’s estimate of indemnification liabilities related to the sale, the release of sale-related accruals and the aforementioned tax adjustment. Net losses of $92.9 million in the first nine months of 2008 primarily reflect the Company’s preliminary estimate of the loss associated with the sale transaction and net realized investment losses of $23.0 million, primarily resulting from the aforementioned other-than-temporary impairments and losses associated with the sale of fixed maturities. These losses were partially offset by favorable results, primarily attributable to both the traditional and group retirement lines of business. Total revenues associated with the FAFLIC business in the first nine months of 2008 were $44.6 million. This business also generated a loss before taxes of $19.4 million during that period.

In connection with the sales transaction, the Company agreed to indemnify Commonwealth Annuity for certain legal, regulatory and other matters that existed as of the sale. Accordingly, the Company established a gross liability in accordance with ASC 460, Guarantees (“ASC 460”) (formerly FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others) of $9.9 million. As of September 30, 2009, the Company’s total gross liability related to these guarantees was $1.9 million. The Company regularly reviews and updates this liability for legal and regulatory matter indemnities. Although the Company believes its current estimate for this liability is appropriate, there can be no assurance that these estimates will not materially increase in the future. Adjustments to this reserve are recorded in the results of the Company in the period in which they are determined.

Included in “Assets of discontinued operations” as of December 31, 2008 were $1,710.4 million of assets that were included in the sale of FAFLIC. Included in “Liabilities of discontinued operations” as of December 31, 2008 were $1,627.6 million of liabilities that were included in the sale of FAFLIC. In accordance with ASC 205, the following table details the major assets and liabilities reflected in these captions.

(In millions)	December 31, 2008
Assets:
Cash and investments	$1,182.2
Reinsurance recoverable	241.5
Separate account assets	263.4
Other assets	49.3
Valuation allowance	(26.0)

Total assets	$1,710.4

Liabilities:
Policy liabilities	$1,305.6
Separate account liabilities	263.4
Trust instruments supported by funding obligations	15.0
Other liabilities	43.6

Total liabilities	$1,627.6

4. Other Significant Transactions

On September 25, 2009, Hanover Insurance received an advance of $125 million through its membership in the Federal Home Loan Bank of Boston (“FHLBB”) as part of a collateralized borrowing program. This advance bears interest at a fixed rate of 5.50% per annum over a twenty-year term. As collateral to FHLBB, Hanover Insurance has pledged government agency securities with a fair value of $142.8 million as of September 30, 2009. The fair value of the collateral pledged must be maintained at certain specified levels of the borrowed amount, which can vary depending on the type of assets pledged. If the fair value of this collateral declines below these specified levels, Hanover Insurance would be required to pledge additional collateral or repay outstanding borrowings. Hanover Insurance is permitted to voluntarily repay the outstanding borrowings at any time, subject to a repayment fee. As a requirement of membership in the FHLBB, Hanover Insurance acquired $2.5 million of FHLBB stock, and as a condition to participating in the FHLBB’s collateralized borrowing program, it was required to purchase additional shares of FHLBB stock in an amount equal to 4.5% of its outstanding borrowings; such purchases have totaled $5.6 million through September 30, 2009. The proceeds from the borrowing were used by Hanover Insurance to acquire AIX Holding, Inc. (“AIX”) and its subsidiaries from the holding company.

THE HANOVER INSURANCE GROUP, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On September 24, 2009, the Company’s Board of Directors authorized a $100 million increase to its existing common stock repurchase program. The Board of Directors, on October 16, 2007, had initially authorized the repurchase of up to $100 million of common stock. As a result of the increase, the program now provides for aggregate repurchases of up to $200 million. Under the repurchase authorization, the Company may repurchase its common stock from time to time, in amounts and prices and at such times as we deem appropriate, subject to market conditions and other considerations. The Company’s repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. The Company is not required to purchase any specific number of shares or to make purchases by any certain date under this program. In the first nine months of 2009, the Company purchased 0.9 million shares at a cost of $36.1 million. Total repurchases under this program as of September 30, 2009 were 2.3 million shares at a cost of $96.3 million.

The Company liquidated AFC Capital Trust I (the “Trust”) on July 30, 2009. Each holder of 8.207% Series B Capital Securities (“Capital Securities”) as of that date received a principal amount of the Company’s Series B 8.207% Junior Subordinated Deferrable Interest Debentures (“Junior Debentures”) due February 3, 2027 equal to the liquidation amount of the Capital Securities held by such holder. The liquidation of the Trust did not have a material effect on the Company’s results of operations or financial position.

On June 29, 2009, prior to liquidating the Trust, the Company completed a cash tender offer to repurchase a portion of its Capital Securities that were issued by the Trust and a portion of its 7.625% Senior Debentures (“Senior Debentures”) due in 2025 that were issued by THG. As of that date, $69.3 million of Capital Securities were tendered at a price equal to $800 per $1,000 of face value. In addition, the Company accepted for tender a principal amount of $77.3 million of Senior Debentures. Depending on the time of tender, holders of the Senior Debentures accepted for purchase received a price of either $870 or $900 per $1,000 of face value. Separately, the Company held $65.0 million of Capital Securities previously repurchased at a discount in the open market prior to the tender offer. In addition, during the third quarter of 2009, the Company repurchased an additional $1.1 million of Senior Debentures. Including securities repurchased through the tender offer, and before and subsequent to the tender offer, the Company recognized a pre-tax gain of $0.2 million and $34.5 million in the quarter and nine months ended September 30, 2009. The most significant portion of the gain was recognized in the second quarter of 2009 due to the consolidation of the Trust as of June 30, 2009. The Company assessed the remaining risks of the Trust at June 30, 2009, taking into consideration the then pending liquidation and determined that the previously unconsolidated Trust should be consolidated in accordance with ASC 810, Consolidation (formerly FASB Interpretation No. 46(R)- Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51). As of September 30, 2009, a principal amount of $165.7 million of Junior Debentures and $121.6 million of Senior Debentures not held by the Company remained outstanding.

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

On March 14, 2008, the Company acquired all of the outstanding shares of Verlan Holdings, Inc. (“Verlan”) for $29.0 million. Verlan, now referred to as Hanover Specialty Property, is a specialty company providing property insurance to small and medium-sized manufacturing and distribution companies that are highly protected fire risks.

On December 30, 2005, the Company sold its variable life insurance and annuity business to Goldman Sachs, including the reinsurance of 100% of the variable business of FAFLIC. THG agreed to indemnify Goldman Sachs for certain litigation, regulatory matters and other liabilities related to the pre-closing activities of the business that was sold. The Company accounted for the disposal as a discontinued operation in accordance with ASC 205, Presentation of Financial Statements – Discontinued Operations (formerly referred to as Statement No. 144). In the first nine months of 2008, the Company recognized a benefit of $8.1 million, including $5.8 million resulting from the release of liabilities associated with the estimated liabilities for certain contractual indemnities to Goldman Sachs recorded in accordance with ASC 460 – Guarantees (formerly FASB Interpretation No. 45), and a $2.6 million benefit resulting from a settlement with the IRS related to tax years 1995 through 2001. The $4.1 million gain in the first nine months of 2009 also related to a change in the Company’s estimate of indemnification liabilities.

5. Investments

A. Fixed maturities and equity securities

The Company accounts for its investments in fixed maturities and equity securities, which are classified as available-for-sale, in accordance with ASC 320, Investments – Debt and Equity Securities (“ASC 320”), formerly included under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (“Statement No. 115”).

THE HANOVER INSURANCE GROUP, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amortized cost and fair value of available-for-sale fixed maturities and equity securities were as follows:

(In millions)	(Unaudited) September 30, 2009
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
			Unrealized Losses	OTTI Unrealized Losses (2)
U.S. Treasury securities and U.S. government and agency securities	$385.8	$4.7	$1.9	$—	$388.6
States and political subdivisions	836.0	23.8	12.8	2.9	844.1
Foreign governments	2.9	—	—	—	2.9
Corporate fixed maturities	2,324.5	147.1	37.3	32.7	2,401.6
Residential mortgage-backed securities	922.1	34.3	9.6	8.4	938.4
Commercial mortgage-backed securities	336.7	13.4	12.3	—	337.8

Total fixed maturities, including assets of discontinued operations	4,808.0	223.3	73.9	44.0	4,913.4
Less: fixed maturities of discontinued operations	(111.7)	(7.7)	(4.2)	(6.9)	(108.3)

Total fixed maturities, excluding discontinued operations	$4,696.3	$215.6	$69.7	$37.1	$4,805.1

Equity securities, excluding discontinued operations	$109.8	$12.3	$0.1	$—	$122.0

(In millions)	December 31, 2008
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value (3)
			Unrealized Losses	OTTI Unrealized Losses
U.S. Treasury securities and U.S. government and agency securities	$344.8	$11.6	$0.8	$—	$355.6
States and political subdivisions	758.7	3.9	35.7	—	726.9
Foreign governments	4.6	0.2	—	—	4.8
Corporate fixed maturities	2,745.5	26.2	261.1	—	2,510.6
Residential mortgage-backed securities	1,097.5	23.2	21.9	—	1,098.8
Commercial mortgage-backed securities	480.1	0.9	50.0	—	431.0

Total fixed maturities, including assets of discontinued operations	5,431.2	66.0	369.5	—	5,127.7
Less: fixed maturities of discontinued operations (4)	(1,049.2)	(14.0)	(76.4)	—	(986.8)

Total fixed maturities, excluding discontinued operations	$4,382.0	$52.0	$293.1	$—	$4,140.9

Equity securities, excluding discontinued operations	$97.6	$3.4	$24.8	$—	$76.2

(1)	Amortized cost for fixed maturities and cost for equity securities.
(2)

Represents other-than-temporary impairments recognized in accumulated other comprehensive income in accordance with ASC 320. Amount excludes $26.2 million of net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

(3)	Included $42.2 million of trust preferred capital securities of a THG affiliated entity that were designated as held-to-maturity and carried at amortized cost.
(4)

Fixed maturities of discontinued operations as of December 31, 2008 included the discontinued FAFLIC business and discontinued accident and health business. Due to the January 2, 2009 sale of FAFLIC, fixed maturities with an amortized cost of $949.9 million, gross unrealized gains of $12.2 million, gross unrealized losses of $60.7 million and fair value of $901.4 million transferred to the buyer.

THE HANOVER INSURANCE GROUP, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(In millions)	(Unaudited) September 30, 2009
	Amortized Cost	Fair Value
Due in one year or less	$114.2	$114.0
Due after one year through five years	1,492.1	1,545.8
Due after five years through ten years	1,478.0	1,528.8
Due after ten years	1,723.7	1,724.8

Total fixed maturities, including assets of discontinued operations	4,808.0	4,913.4
Less: fixed maturities of discontinued operations	(111.7)	(108.3)

Total fixed maturities, excluding assets of discontinued operations	$4,696.3	$4,805.1

THE HANOVER INSURANCE GROUP, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

B. Securities in an unrealized loss position

The following tables provide information about the Company’s fixed maturities and equity securities that are in an unrealized loss position at September 30, 2009 and December 31, 2008:

	(Unaudited) September 30, 2009
	12 months or less		Greater than 12 months		Total
(In millions)	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI (1)	Fair Value

Fixed maturities:
Investment grade:
U.S. Treasury securities and U.S. government and agency securities	$1.9	$90.1	$—	$—	$1.9	$90.1
States and political subdivisions	3.2	92.1	9.0	123.6	12.2	215.7
Corporate fixed maturities (2)	4.1	75.6	32.3	193.5	36.4	269.1
Residential mortgage-backed securities	3.9	64.6	4.8	72.1	8.7	136.7
Commercial mortgage-backed securities	1.2	3.3	11.1	48.9	12.3	52.2

Total investment grade	14.3	325.7	57.2	438.1	71.5	763.8
Below investment grade (3):
States and political subdivisions	—	—	3.5	8.6	3.5	8.6
Corporate fixed maturities (2)	19.7	89.8	13.9	132.2	33.6	222.0
Residential mortgage-backed securities	4.7	9.5	4.6	19.5	9.3	29.0

Total below investment grade	24.4	99.3	22.0	160.3	46.4	259.6

Total fixed maturities	38.7	425.0	79.2	598.4	117.9	1,023.4

Equity securities:
Common equity securities	0.1	0.1	—	—	0.1	0.1

Total equity securities	0.1	0.1	—	—	0.1	0.1

Total (4)	$38.8	$425.1	$79.2	$598.4	$118.0	$1,023.5

(1)	Includes $44.0 million unrealized loss related to other-than-temporary impairment losses recognized in other comprehensive income.
(2)	Gross unrealized losses on corporate fixed maturities include $44.4 million in the financial sector, $19.9 million in the industrial sector, and $5.7 million in utilities and other.
(3)	Substantially all below investment grade securities with an unrealized loss had been rated by the NAIC, Standard & Poor’s or Moody’s at September 30, 2009.
(4)	Includes discontinued accident and health business of $11.1 million in gross unrealized losses with $36.3 million in fair value at September 30, 2009.

THE HANOVER INSURANCE GROUP, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	(Unaudited) December 31, 2008
	12 months or less		Greater than 12 months		Total
(In millions)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Fixed maturities:
Investment grade:
U.S. Treasury securities and U.S. government and agency securities	$0.8	$75.8	$—	$—	$0.8	$75.8
States and political subdivisions	27.1	362.4	3.9	56.5	31.0	418.9
Corporate fixed maturities	110.3	1,273.7	91.0	422.0	201.3	1,695.7
Residential mortgage-backed securities	18.7	120.6	3.2	30.2	21.9	150.8
Commercial mortgage-backed securities	26.4	273.8	23.6	146.0	50.0	419.8

Total investment grade	183.3	2,106.3	121.7	654.7	305.0	2,761.0

Below investment grade (1):
States and political subdivisions	4.7	6.9	—	—	4.7	6.9
Corporate fixed maturities	59.8	145.7	—	—	59.8	145.7
Residential mortgage-backed securities	—	1.5	—	—	—	1.5

Total below investment grade	64.5	154.1	—	—	64.5	154.1

Total fixed maturities	247.8	2,260.4	121.7	654.7	369.5	2,915.1

Equity securities:
Perpetual preferred securities	—	—	13.4	28.5	13.4	28.5
Common equity securities	11.4	32.3	—	—	11.4	32.3

Total equity securities	11.4	32.3	13.4	28.5	24.8	60.8

Total fixed maturities and equity securities, including discontinued operations	259.2	2,292.7	135.1	683.2	394.3	2,975.9
Less: fixed maturities and equity securities of discontinued operations (2)	(42.0)	(420.7)	(34.4)	(200.3)	(76.4)	(621.0)

Total fixed maturities and equity securities, excluding discontinued operations	$217.2	$1,872.0	$100.7	$482.9	$317.9	$2,354.9

(1)	Substantially all below investment grade securities with an unrealized loss had been rated by the NAIC, Standard & Poor’s, or Moody’s at December 31, 2008.
(2)	Fixed maturities of discontinued operations as of December 31, 2008 included the discontinued FAFLIC business and discontinued accident and health business. Due to the January 2, 2009 sale of FAFLIC, fixed maturities with total gross unrealized losses of $60.7 million and fair value of $568.7 million transferred to the buyer.

The Company employs a systematic methodology to evaluate declines in fair value below amortized cost for all investments. The methodology utilizes a quantitative and qualitative process ensuring that available evidence concerning the declines in fair value below amortized cost is evaluated in a disciplined manner. In determining whether a decline in fair value below amortized cost is other-than-temporary, the Company evaluates the issuer’s overall financial condition; the issuer’s credit and financial strength ratings; the issuer’s financial performance, including earnings trends, dividend payments and asset quality; any specific events which may influence the operations of the issuer including governmental actions such as the enactment of The Emergency Economic Stabilization Act of 2008 and receipt of related funds; a weakening of the general market conditions in the industry or geographic region in which the issuer operates; the length of time and the degree to which the fair value of an issuer’s securities remains below the Company’s cost; and with respect to fixed maturity investments, any factors that might raise doubt about the issuer’s ability to pay all amounts due according to the contractual terms and whether the Company expects to recover the entire amortized cost basis of the security; and with respect to equity securities, the Company’s ability and intent to hold the investment for a period of time to allow for a recovery in value. The Company applies these factors to all securities.

THE HANOVER INSURANCE GROUP, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables provide information on the Company’s gross unrealized losses of fixed maturity securities by credit ratings, including ratings of securities with third party guarantees, as of September 30, 2009 and December 31, 2008.

	(Unaudited) September 30, 2009
(In millions)	AAA	AA	A	BBB	Total investment grade	BB	B	CCC and below	Total below investment grade	Total

U.S. Treasury securities and U.S government and agency securities	$1.9	$—	$—	$—	$1.9	$—	$—	$—	$—	$1.9
States and political subdivisions	1.1	1.6	2.8	6.7	12.2	0.6	—	2.9	3.5	15.7
Corporate fixed maturities	0.2	2.0	16.3	17.9	36.4	19.1	7.0	7.5	33.6	70.0
Residential mortgage-backed securities	4.6	1.6	0.7	1.8	8.7	2.3	3.7	3.3	9.3	18.0
Commercial mortgage-backed securities	3.1	1.9	7.3	—	12.3	—	—	—	—	12.3

Total fixed maturities, including discontinued operations	10.9	7.1	27.1	26.4	71.5	22.0	10.7	13.7	46.4	117.9
Less: losses included in discontinued operations	(0.1)	—	(1.2)	(3.9)	(5.2)	(0.8)	(3.9)	(1.2)	(5.9)	(11.1)

Total fixed maturities, excluding discontinued operations	$10.8	$7.1	$25.9	$22.5	$66.3	$21.2	$6.8	$12.5	$40.5	$106.8

	(Unaudited) December 31, 2008
(In millions)	AAA	AA	A	BBB	Total investment grade	BB	B	CCC and below	Total below investment grade	Total
U.S. Treasury securities and U.S. government and agency securities	$0.8	$—	$—	$—	$0.8	$—	$—	$—	$—	$0.8
States and political subdivisions	3.2	11.4	11.3	5.1	31.0	3.2	1.5	—	4.7	35.7
Corporate fixed maturities	0.5	2.5	79.7	118.6	201.3	15.0	26.3	18.5	59.8	261.1
Residential mortgage-backed securities	19.4	2.5	—	—	21.9	—	—	—	—	21.9
Commercial mortgage-backed securities	32.9	6.3	10.8	—	50.0	—	—	—	—	50.0

Total fixed maturities, including discontinued operations	56.8	22.7	101.8	123.7	305.0	18.2	27.8	18.5	64.5	369.5
Less: losses included in discontinued operations (1)	(17.3)	(2.2)	(19.8)	(28.9)	(68.2)	(2.3)	(3.8)	(2.1)	(8.2)	(76.4)

Total fixed maturities, excluding discontinued operations	$39.5	$20.5	$82.0	$94.8	$236.8	$15.9	$24.0	$16.4	$56.3	$293.1

(1)	Fixed maturities of discontinued operations as of December 31, 2008 included the discontinued FAFLIC business and discontinued accident and health business. Due to the January 2, 2009 sale of FAFLIC, fixed maturities with total gross unrealized losses of $60.7 million transferred to the buyer.

THE HANOVER INSURANCE GROUP, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

C. Other-than-temporary impairments

As of April 1, 2009, the Company implemented the guidance included in ASC 320, which modifies the assessment of other-than-temporary impairments (“OTTI”) on debt securities, as well as the method of recording and reporting other-than-temporary impairments.

Under the new guidance, if a company intends to sell or more likely than not will be required to sell a debt security before recovery of its amortized cost basis, the amortized cost of the security is reduced to its fair value, with a corresponding charge to earnings. If a company does not intend to sell the debt security, or more likely than not will not be required to sell it, ASC 320 requires that the company separate the other-than-temporary impairment into the portion which represents the credit loss and the amount related to all other factors. The amount of the estimated loss attributable to credit is recognized in earnings and the amount related to non-credit factors is recognized in other comprehensive income, net of applicable taxes.

ASC 320 requires a cumulative effect adjustment upon adoption to reclassify the non-credit component of previously recognized impairments from retained earnings to other comprehensive income. The Company reviewed previously recognized OTTI recorded through realized losses on securities held at April 1, 2009, which was approximately $121 million, and determined that $33.3 million of these OTTI were related to non-credit factors, such as interest rates and market conditions. Accordingly, the Company increased the amortized cost basis of these debt securities and recorded a cumulative effect adjustment of $33.3 million within shareholders’ equity. The cumulative effect adjustment had no effect on total shareholders’ equity as it increased retained earnings and reduced accumulated other comprehensive income.

Current period other-than-temporary impairments

For the first nine months of 2009, OTTI on fixed maturities and equity securities was $39.1 million, of which $29.3 million was recognized in earnings and the remaining $9.8 million was recorded as unrealized loss in accumulated other comprehensive income (“OCI”), net of taxes.

For the three months ended September 30, 2009, total OTTI on fixed maturities and equity securities was $4.5 million, of which $6.1 million was recognized in earnings and a reduction of $1.6 million was recognized in OCI, net of taxes. Of the $6.1 million loss recorded in earnings, $4.0 million was estimated credit losses on debt securities for which a portion of the impairment was recognized in OCI, either in the current or prior periods, and $2.1 million was losses for which the entire difference between amortized cost and fair value was charged to earnings. The $1.6 million reduction of OTTI in OCI was primarily due to the reclassification of losses on previously impaired securities into earnings during the quarter, partially offset by additional OTTI on newly impaired securities.

The methodology and significant inputs used to measure the amount of credit losses in the quarter ended September 30, 2009 are as follows:

Corporate bonds ($1.8 million) - the Company utilized a financial model that derives expected cash flows based on probability-of-default factors by credit rating and asset duration and loss-given-default factors based on security type. These factors are based on historical data provided by an independent third-party rating agency;

Asset-backed securities, including commercial and residential mortgage backed securities ($1.4 million)—the Company utilized cash flow estimates based on bond specific facts and circumstances that include collateral characteristics, expectations of delinquency and default rates, loss severity, prepayment speeds and structural support, including subordination and guarantees;

Municipals ($0.8 million) - the Company utilized cash flow estimates based on bond specific facts and circumstances that may include the political subdivision’s taxing authority, the issuer’s ability to adjust user fees or other sources of revenue to satisfy its debt obligations and the ability to access insurance or guarantees.

THE HANOVER INSURANCE GROUP, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a rollforward of the cumulative amounts related to the Company’s credit loss portion of the OTTI losses on debt securities held as of September 30, 2009 for which the non-credit portion of the loss is included in other comprehensive income:

	(Unaudited)
(In millions)	Quarter Ended September 30, 2009	Period from April 1, 2009 to September 30, 2009
Credit losses as of the beginning of the period	$19.9	$17.3
Credit losses for which an OTTI was not previously recognized	0.9	3.5
Additional credit losses on securities for which an OTTI was previously recognized	3.1	3.1
Reductions for securities sold during the period	(0.4)	(0.4)

Credit losses as of September 30, 2009	$23.5	$23.5

D. Proceeds from voluntary sales

The proceeds from voluntary sales of available-for-sale securities and the gross realized gains and gross realized losses on those sales were as follows:

	(Unaudited) Quarter Ended September 30, 2009			(Unaudited) Nine Months Ended September 30, 2009
(In millions)	Proceeds from voluntary sales	Gross gains	Gross losses	Proceeds from voluntary sales	Gross gains	Gross losses
Fixed maturities	$247.2	$7.4	$2.0	$1,243.8	$30.5	$12.0
Equity securities	—	—	—	—	—	—

6. Fair Value

Effective January 1, 2008, the Company implemented the guidance now included in ASC 820, Fair Value Measurements and Disclosures, (formerly included under Statement No. 157) as it relates to the fair value of its financial assets and liabilities. ASC 820 provides for a standard definition of fair value to be used in new and existing pronouncements, including ASC 825, Financial Instruments (formerly included under Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments). This guidance requires disclosure of fair value information about certain financial instruments (insurance contracts, real estate, goodwill and taxes are excluded) for which it is practicable to estimate such values, whether or not these instruments are included in the balance sheet. The fair values presented for certain financial instruments are estimates which, in many cases, may differ significantly from the amounts that could be realized upon immediate liquidation.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability, i.e., exit price, in an orderly transaction between market participants and also provides a hierarchy for determining fair value, which emphasizes the use of observable market data whenever available. The three broad levels defined by the hierarchy are as follows, with the highest priority given to Level 1 as these are the most reliable, and the lowest priority given to Level 3:

Level 1 – Quoted prices in active markets for identical assets.

Level 2 – Quoted prices for similar assets in active markets, quoted prices for identical or similar assets in markets that are not active, or other inputs that are observable or can be corroborated by observable market data, including model-derived valuations.

THE HANOVER INSURANCE GROUP, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company utilizes a third party pricing service for the valuation of the majority of its fixed maturity securities and receives one quote per security. When quoted market prices in an active market are available, they are provided by the pricing service as the fair value and such values are classified as Level 1. Since fixed maturities other than U.S. Treasury securities generally do not trade on a daily basis, the pricing service prepares estimates of fair value measurements for other securities using pricing applications which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings and prepayment assumptions, when necessary. Inputs into these applications include, but are not limited to, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers and reference data. Generally, all prices provided by the pricing service, except quoted market prices, are reported as Level 2.

The Company holds privately placed corporate bonds and certain other bonds that do not have an active market and for which the pricing service cannot provide fair values. The Company determines fair values for these securities using either matrix pricing or broker quotes. The Company will use observable market data to the extent it is available, but is also required to use a certain amount of unobservable judgment due to the illiquid nature of the securities involved. These matrix-priced securities are reported as Level 2 or Level 3, depending on the significance of the impact of unobservable judgment on the security’s value. Additionally, the Company may obtain non-binding broker quotes which are reported as Level 3.

Equity Securities

Level 1 includes publicly traded securities valued at quoted market prices. Level 2 includes securities that are valued using pricing for similar securities and pricing models that incorporate observable inputs. Level 3 consists of common stock of private companies for which observable inputs are not available.

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

THE HANOVER INSURANCE GROUP, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Investment Contracts (Without Mortality Features)

Fair values for liabilities under guaranteed investment type contracts are estimated using discounted cash flow calculations using current interest rates for similar contracts with maturities consistent with those remaining for the contracts being valued. Liabilities under supplemental contracts without life contingencies are estimated based on current fund balances while other individual contract funds represent the present value of future policy benefits. Other liabilities are based on current surrender values. The contracts associated with the Company’s former life insurance business were included in discontinued operations at December 31, 2008 and were sold on January 2, 2009.

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

Long-term Debt

The fair value of long-term debt was estimated based on quoted market prices. If a quoted market price is not available, fair values are estimated using discounted cash flows that are based on current interest rates and yield curves for debt issuances with maturities and credit risks consistent with the debt being valued.

THE HANOVER INSURANCE GROUP, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated fair values of the financial instruments were as follows:

(In millions)	(Unaudited) September 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and cash equivalents	$241.3	$241.3	$529.5	$529.5
Fixed maturities	4,913.4	4,913.4	5,127.7	5,127.7
Equity securities	122.0	122.0	76.3	76.3
Mortgage loans	20.4	21.8	31.1	33.1
Policy loans	—	—	111.1	111.1

Total financial assets, including financial assets of discontinued operations	5,297.1	5,298.5	5,875.7	5,877.7
Less: financial assets of discontinued operations	(116.4)	(116.4)	(1,229.8)	(1,229.8)

Total financial assets of continuing operations	$5,180.7	$5,182.1	$4,645.9	$4,647.9

Financial Liabilities
Derivative instruments	$—	$—	$0.2	$0.2
Supplemental contracts without life contingencies	2.3	2.3	18.5	18.5
Dividend accumulations	—	—	81.1	81.1
Other individual contract deposit funds	—	—	5.5	5.5
Other group contract deposit funds	—	—	25.4	25.3
Legal indemnities	7.9	7.9	11.3	11.3
Trust instruments supported by funding obligations	—	—	15.0	15.9
Long-term debt	433.8	381.2	531.4	325.8

Total financial liabilities, including financial liabilities of discontinued operations	444.0	391.4	688.4	483.6
Less: financial liabilities of discontinued operations	—	—	(138.9)	(139.7)

Total financial liabilities of continuing operations	$444.0	$391.4	$549.5	$343.9

The Company performs a review of the fair value hierarchy classifications and of prices received from its third party pricing service on a quarterly basis. The Company reviews the pricing services’ policy describing its processes, practices and inputs, including various financial models used to value securities. Also, the Company reviews the portfolio pricing. Securities with changes in prices that exceed a defined threshold are verified to independent sources such as Bloomberg. If upon review, the Company is not satisfied with the validity of a given price, a pricing challenge would be submitted to the pricing service along with supporting documentation for its review. The Company does not adjust quotes or prices obtained from the pricing service unless the pricing service agrees with the Company’s challenge. During the nine months ended September 30, 2009, the Company did not adjust any prices received from brokers or its pricing service.

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

During the nine months ended September 30, 2009, the Company transferred certain assets that were previously classified as Level 3 into Level 2, primarily as a result of assessing the significance of unobservable inputs on the fair value measurement.

The Company currently holds fixed maturity securities and equity securities, and prior to January 2, 2009 also held separate account assets, for which fair value is determined on a recurring basis. The following tables present for each hierarchy level, the Company’s assets that were measured at fair value at September 30, 2009 and December 31, 2008.

THE HANOVER INSURANCE GROUP, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	(Unaudited) Fair Value at September 30, 2009
(In millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury securities and U.S. government and agency securities	$388.6	$142.7	$245.9	$—
States and political subdivisions	844.1	—	827.0	17.1
Foreign governments	2.9	—	2.9	—
Corporate fixed maturities	2,401.6	—	2,356.2	45.4
Residential mortgage-backed securities	938.4	—	938.4	—
Commercial mortgage-backed securities	337.8	—	326.9	10.9

Total fixed maturities	4,913.4	142.7	4,697.3	73.4
Equity securities	111.7	96.8	13.7	1.2

Total investment assets at fair value, including assets of discontinued operations	5,025.1	239.5	4,711.0	74.6
Investment assets of discontinued operations at fair value	(108.3)	(0.3)	(108.0)	—

Total investment assets of continuing operations at fair value	$4,916.8	$239.2	$4,603.0	$74.6

	Fair Value at December 31, 2008
(In millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury securities and U.S. government and agency securities	$355.6	$101.4	$254.2	$—
States and political subdivisions	726.9	—	718.3	8.6
Foreign governments	4.8	1.8	3.0	—
Corporate fixed maturities	2,468.4	—	2,414.3	54.1
Mortgage-backed securities	1,529.8	—	1,503.4	26.4

Total fixed maturities (1)	5,085.5	103.2	4,893.2	89.1
Equity securities	64.9	52.9	10.8	1.2
Separate account assets	263.4	263.4	—	—

Total investment assets at fair value, including assets of discontinued operations	5,413.8	419.5	4,904.0	90.3
Investment assets of discontinued operations	(1,250.3)	(304.4)	(940.1)	(5.8)

Total investment assets of continuing operations at fair value	$4,163.5	$115.1	$3,963.9	$84.5

(1)	Excludes $42.2 million of trust preferred capital securities of a THG affiliated entity that are designated as held-to-maturity that are carried at amortized cost.

The following tables present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	(Unaudited) Quarter Ended September 30, 2009
	Fixed Maturities
(In millions)	States and political subdivisions	Corporate	Commercial mortgage backed securities	Total	Equities	Total Assets
Balance June 30, 2009	$18.4	$41.6	$10.6	$70.6	$1.2	$71.8
Total (losses) gains:
Included in earnings	(0.1)	—	—	(0.1)	—	(0.1)
Included in other comprehensive income	0.2	1.6	0.3	2.1	—	2.1
Net purchases	0.7	5.6	—	6.3	—	6.3
Net transfers out of Level 3	(2.1)	(3.4)	—	(5.5)	—	(5.5)

Balance September 30, 2009	$17.1	$45.4	$10.9	$73.4	$1.2	$74.6

THE HANOVER INSURANCE GROUP, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	(Unaudited) Quarter Ended September 30, 2008
	Fixed Maturities
(In millions)	States and political subdivisions	Corporate	Residential mortgage backed securities	Commercial mortgage backed securities	Total	Equities	Derivative Assets	Total Assets	Derivative Liabilities
Balance June 30, 2008	$9.5	$72.6	$7.1	$10.5	$99.7	$1.2	$6.4	$107.3	$(2.0)
Total (losses) gains:
Included in earnings	—	(0.2)	—	—	(0.2)	—	(1.6)	(1.8)	(0.3)
Included in other comprehensive income	(0.2)	(3.2)	0.1	(0.1)	(3.4)	—	0.4	(3.0)	—
Net (redemptions) purchases	—	(7.7)	(0.1)	(0.2)	(8.0)	—	(2.3)	(10.3)	2.3
Net transfers (out of) into Level 3	—	(0.6)	—	15.7	15.1	—	—	15.1	—

Balance September 30, 2008	9.3	60.9	7.1	25.9	103.2	1.2	2.9	107.3	—
Less: discontinued operations	—	(3.4)	—	(2.8)	(6.2)	—	(2.9)	(9.1)	—

Balance September 30, 2008, continuing operations	$9.3	$57.5	$7.1	$23.1	$97.0	$1.2	$—	$98.2	$—

	(Unaudited) Nine Months Ended September 30, 2009
	Fixed Maturities
(In millions)	States and political subdivisions	Corporate	Residential mortgage backed securities	Commercial mortgage backed securities	Total	Equities	Total Assets
Balance January 1, 2009	$18.2	$44.5	$6.9	$19.5	$89.1	$1.2	$90.3
Assets of discontinued operations sold with FAFLIC	(0.1)	(3.4)	—	(2.3)	(5.8)	—	(5.8)
Total (losses) gains:
Included in earnings	(0.3)	(0.4)	0.2	—	(0.5)	—	(0.5)
Included in other comprehensive income	(0.6)	3.5	—	0.9	3.8	—	3.8
Net purchases (redemptions)	2.0	13.1	(7.1)	2.8	10.8	—	10.8
Net transfers out of Level 3	(2.1)	(11.9)	—	(10.0)	(24.0)	—	(24.0)

Balance September 30, 2009	$17.1	$45.4	$—	$10.9	$73.4	$1.2	$74.6

	(Unaudited) Nine Months Ended September 30, 2008
	Fixed Maturities
In millions)	States and political subdivisions	Corporate	Residential mortgage backed securities	Commercial mortgage backed securities	Total	Equities	Derivative Assets	Total Assets	Derivative Liabilities
Balance January 1, 2008	$—	$9.7	$—	$20.8	$30.5	$1.3	$5.8	$37.6	$(1.1)
Total (losses) gains:
Included in earnings	—	(0.7)	—	—	(0.7)	—	(0.7)	(1.4)	(1.2)
Included in other comprehensive income	(0.6)	(1.7)	(0.1)	(0.7)	(3.1)	(0.1)	0.1	(3.1)	—
Net (redemptions) purchases	(0.1)	(1.8)	(0.4)	(0.3)	(2.6)	—	(2.3)	(4.9)	2.3
Net transfers into Level 3	10.0	55.4	7.6	6.1	79.1	—	—	79.1	—

Balance September 30, 2008	9.3	60.9	7.1	25.9	103.2	1.2	2.9	107.3	—
Less: discontinued operations	—	(3.4)	—	(2.8)	(6.2)	—	(2.9)	(9.1)	—

Balance September 30, 2008, continuing operations	$9.3	$57.5	$7.1	$23.1	$97.0	$1.2	$—	$98.2	$—

THE HANOVER INSURANCE GROUP, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tables below summarize gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recorded in net income for Level 3 assets and liabilities.

	(Unaudited) Quarter Ended September 30, 2009			(Unaudited) Quarter Ended September 30, 2008
(In millions)	Other-than- temporary impairments	Net realized investment losses	Total	Net realized investment losses	Loss from discontinued FAFLIC business	Total
Level 3 Assets:
Fixed maturities:
States and political subdivisions	$—	$(0.1)	$(0.1)	$—	$—	$—
Corporate fixed maturities	(0.1)	0.1	—	(0.2)	—	(0.2)

Total fixed maturities	(0.1)	—	(0.1)	(0.2)	—	(0.2)
Derivative assets	—	—	—	—	(1.6)	(1.6)

Total Assets	$(0.1)	$—	$(0.1)	$(0.2)	$(1.6)	$(1.8)

Level 3 Liabilities:
Derivative liabilities	$—	$—	$—	$—	$(0.3)	$(0.3)

	(Unaudited) Nine Months Ended September 30, 2009			(Unaudited) Nine Months Ended September 30, 2008
(In millions)	Other-than- temporary impairments	Net realized investment (losses) gains	Total	Net realized investment losses	Loss from discontinued FAFLIC business	Total
Level 3 Assets:
Fixed maturities:
States and political subdivisions	$—	$(0.3)	$(0.3)	$—	$—	$—
Corporate fixed maturities	(0.9)	0.5	(0.4)	(0.7)	—	(0.7)
Residential mortgage backed securities		0.2	0.2	—	—	—

Total fixed maturities	(0.9)	0.4	(0.5)	(0.7)	—	(0.7)
Derivative assets	—	—	—	—	(0.7)	(0.7)

Total Assets	$(0.9)	$0.4	$(0.5)	$(0.7)	$(0.7)	$(1.4)

Level 3 Liabilities:
Derivative liabilities	$—	$—	$—	$—	$(1.2)	$(1.2)

THE HANOVER INSURANCE GROUP, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Debt

Long-term debt consists of the following:

	(Unaudited) September 30,2009	December 31, 2008
(In millions)

Debt related to junior subordinated debentures	$183.4	$327.9

FHLBB borrowing	125.0	—

Senior debentures (unsecured)	121.4	199.5

Surplus notes	4.0	4.0

	$433.8	$531.4

AFC Capital Trust I (“the Trust”), issued $300.0 million of preferred securities in 1997 (“Capital Securities”), the proceeds of which were used to purchase junior subordinated debentures issued by the Company. The Company liquidated the Trust on July 30, 2009. Each holder of Capital Securities as of that date received a principal amount of the companies Series B Junior Subordinated Deferrable Interest Debentures equal to the liquidation amount of the Capital Securities held by such holder. These junior subordinated debentures have a face value of $165.7 million and, consistent with the Capital Securities, pay cumulative dividends semi-annually at 8.207% and mature February 3, 2027 (See also Note 4 – Other Significant Transactions) In addition, the Company holds $3.1 million of junior subordinated debentures related to Professionals Direct, Inc., and $14.6 million of junior subordinated debentures related to AIX Holdings, Inc.

In September 2009, Hanover Insurance received an advance of $125.0 million through its membership in the FHLBB as part of a collateralized borrowing program. This advance bears interest at a fixed rate of 5.50% per annum over a twenty-year term. As collateral to FHLBB, Hanover Insurance has pledged government agency securities with a fair value as of September 30, 2009 of approximately $142.8 million. (See also Note 4 – Other Significant Transactions.)

As of September 30, 2009 the Company had repurchased senior debentures with a face value of approximately $78.4 million. (See also Note 4 – Other Significant Transactions.) The remaining senior debentures of the Company have a $121.6 million face value, pay interest semi-annually at a rate of 7.625% and mature on October 16, 2025. The senior debentures are subject to certain restrictive covenants, including limitations on the issuance or disposition of stock of restricted subsidiaries and limitations on liens. The Company is in compliance with all covenants.

THE HANOVER INSURANCE GROUP, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Federal Income Taxes

Federal income tax expense for the nine months ended September 30, 2009 and 2008 has been computed using estimated effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.

In the first nine months of 2009, the Company decreased its valuation allowance related to its deferred tax asset by $118.9 million, from $348.2 million to $229.3 million. The decrease in this valuation allowance resulted from unrealized appreciation of the Company’s investment portfolio. Accordingly, the Company recorded net decreases in its valuation allowance of $108.4 million as an adjustment to Accumulated Other Comprehensive Income and $11.6 million as an adjustment to Retained Earnings for the cumulative effect of adopting revised investment asset impairment guidance under ASC 320. These decreases are partially offset by increases in its valuation allowance of $1.1 million as an adjustment to Discontinued Operations in its Consolidated Statements of Income.

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

9. Pension and Other Postretirement Benefit Plans

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

The components of net periodic benefit cost for pension and other postretirement benefit plans are as follows:

	(Unaudited) Quarter Ended September 30,
(In millions)	2009	2008	2009	2008
	Pension Benefits		Postretirement Benefits

Service cost – benefits earned during the period	$0.1	$—	$—	$0.1
Interest cost	8.4	8.3	0.7	0.8
Expected return on plan assets	(6.4)	(8.5)	—	—
Recognized net actuarial loss	6.7	0.6	0.1	0.1
Amortization of transition asset	(0.4)	(0.4)	—	—
Amortization of prior service cost	—	—	(1.4)	(1.3)

Net periodic cost (benefit)	$8.4	$—	$(0.6)	$(0.3)

	(Unaudited) Nine Months Ended September 30,
	2009	2008	2009	2008
	Pension Benefits		Postretirement Benefits

Service cost – benefits earned during the period	$0.1	$—	$0.1	$0.3
Interest cost	25.4	24.7	2.1	2.4
Expected return on plan assets	(19.1)	(25.4)	—	—
Recognized net actuarial loss	20.2	1.9	0.2	0.3
Amortization of transition asset	(1.2)	(1.2)	—	—
Amortization of prior service cost	—	—	(4.3)	(3.7)

Net periodic cost (benefit)	$25.4	$—	$(1.9)	$(0.7)

THE HANOVER INSURANCE GROUP, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April and September 2009, the Company contributed $30.0 million and $15.2 million, respectively, to its qualified plan related to the 2008 plan year. Approximately $32 million of these contributions is discretionary. No further contributions are required to be made in 2009 related to the 2009 plan year.

10. Other Comprehensive Income

The following table provides a reconciliation of gross unrealized investment gains (losses) to the net balance shown in the Consolidated Statements of Comprehensive Income:

	(Unaudited) Quarter Ended September 30,		(Unaudited) Nine Months Ended September 30,
(In millions)	2009	2008	2009	2008
Unrealized appreciation (depreciation) on available-for-sale securities:
Unrealized holding gains (losses) arising during period, net of income tax (expense) benefit of $(26.9) and $0.1 for the quarters ended September 30, 2009 and 2008 and $(26.7) and $2.2 for the nine months ended September 30, 2009 and 2008	$162.5	$(229.9)	$389.2	$(323.2)
Less: reclassification adjustment for losses included in net income, net of income tax benefit of $3.5 for the quarter and year ended September 30, 2009	3.5	(112.6)	(9.4)	(127.9)

Total available-for-sale securities	159.0	(117.3)	398.6	(195.3)

Unrealized depreciation on derivative instruments:
Unrealized holding losses arising during period, net of income tax benefit of $0.6 and $0.7 for the quarter and nine months ended September 30, 2008	—	(0.9)	—	(1.3)
Less: reclassification adjustment for losses included in net income, net of income tax benefit of $0.7 for the quarter and nine months ended September 30, 2008	—	(1.3)	—	(1.4)

Total derivative instruments	—	0.4	—	0.1

Other comprehensive income (loss)	$159.0	$(116.9)	$398.6	$(195.2)

11. Segment Information

The Company’s primary business operations include insurance products and services in three property and casualty operating segments. These segments are Personal Lines, Commercial Lines, and Other Property and Casualty. Personal Lines includes personal automobile, homeowners and other personal coverages, while Commercial Lines includes commercial multiple peril, commercial automobile, workers’ compensation, and other commercial coverages, such as bonds, inland marine business and professional liability. In addition, the Other Property and Casualty segment consists of: Opus Investment Management, Inc. (“Opus”), which markets investment management services to institutions, pension funds and other organizations; earnings on holding company assets; as well as voluntary pools in which the Company has not actively participated since 1995. Prior to its sale on June 2, 2008, AMGRO Inc., the Company’s premium financing business, was also included in the Other Property and Casualty segment. Additionally, prior to the sale of FAFLIC on January 2, 2009, the operations included the results of this run-off life insurance and annuity business as a separate segment. This business is now reflected as discontinued operations. Certain ongoing expenses were also reclassified from this former life segment to the Property and Casualty business. The separate financial information of each segment is presented consistent with the way results are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. A summary of the Company’s reportable segments is included below.

THE HANOVER INSURANCE GROUP, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company reports interest expense related to its corporate debt separately from the earnings of its operating segments. Corporate debt consists of the Company’s senior debentures, junior subordinated debentures, surplus notes and advances under the Company’s recently established collateralized borrowing program with the FHLBB. Subordinated debentures are held by the holding company and several subsidiaries.

Management evaluates the results of the aforementioned segments on a pre-tax basis. Segment income excludes certain items which are included in net income, such as federal income taxes and net realized investment gains and losses, because fluctuations in these gains and losses are determined by interest rates, financial markets and the timing of sales. Also, segment income excludes net gains and losses on disposals of businesses, discontinued operations, restructuring costs, extraordinary items, the cumulative effect of accounting changes and certain other items. While these items may be significant components in understanding and assessing the Company’s financial performance, management believes that the presentation of segment income enhances understanding of the Company’s results of operations by highlighting net income attributable to the core operations of the business. However, segment income should not be construed as a substitute for net income determined in accordance with generally accepted accounting principles.

THE HANOVER INSURANCE GROUP, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized below is financial information with respect to business segments:

	(Unaudited) Quarter Ended September 30,		(Unaudited) Nine Months Ended September 30,
(In millions)	2009	2008	2009	2008
Segment revenues:
Property and Casualty:
Personal Lines	$397.2	$402.1	$1,186.0	$1,208.7
Commercial Lines	308.4	288.3	912.5	857.1
Other Property and Casualty	3.9	5.4	17.9	16.6

Total Property and Casualty	709.5	695.8	2,116.4	2,082.4
Intersegment revenues	(1.0)	(0.9)	(2.9)	(4.7)

Total segment revenues	708.5	694.9	2,113.5	2,077.7
Adjustments to segment revenues:
Net realized investment losses	—	(52.8)	(9.7)	(60.7)

Total revenues	$708.5	$642.1	$2,103.8	$2,017.0

Segment income (loss) before federal income taxes:

Property and Casualty:
Personal Lines:
GAAP underwriting loss	$(4.1)	$(13.7)	$(33.4)	$(13.0)
Net investment income	27.8	30.1	81.4	89.1
Other	3.7	1.7	8.1	7.7

Personal Lines segment income	27.4	18.1	56.1	83.8
Commercial Lines:
GAAP underwriting income (loss)	5.2	(38.7)	41.3	18.1
Net investment income	31.9	31.5	93.2	92.9
Other	1.6	0.6	2.7	3.1

Commercial Lines segment income (loss)	38.7	(6.6)	137.2	114.1
Other Property and Casualty:
GAAP underwriting income	10.3	—	10.6	0.3
Net investment income	2.4	3.7	13.3	11.3
Other net expenses	(5.2)	(1.4)	(17.4)	(4.8)

Other Property and Casualty segment income	7.5	2.3	6.5	6.8

Total Property and Casualty	73.6	13.8	199.8	204.7
Interest on corporate debt	(6.3)	(10.0)	(27.2)	(29.9)

Segment income before federal income taxes	67.3	3.8	172.6	174.8
Adjustments to segment income:
Net realized investment losses	—	(52.8)	(9.7)	(60.7)
Gain on retirement of corporate debt	0.2	—	34.5	—

Income (loss) from continuing operations before federal income taxes	$67.5	$(49.0)	$197.4	$114.1

THE HANOVER INSURANCE GROUP, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized below is financial information with respect to business segments:

	Identifiable Assets
(In millions)	(Unaudited) September 30, 2009	December 31, 2008
Property and Casualty (1)(3)	$7,975.2	$7,586.6
Assets of discontinued operations (2)	128.4	1,769.5
Intersegment eliminations (3)	(15.0)	(125.9)

Total	$8,088.6	$9,230.2

(1)	The Company reviews assets based on the total Property and Casualty Group and does not allocate between the Personal Lines, Commercial Lines and Other Property and Casualty segments. Included in the Property and Casualty group’s assets as of December 31, 2008 are those assets which were being retained by the Company subsequent to the sale of FAFLIC.
(2)	September 30, 2009 includes assets related to the Company’s discontinued accident and health insurance business. December 31, 2008 includes both the assets which were sold to Commonwealth Annuity as part of the FAFLIC sale on January 2, 2009 and those related to the Company’s discontinued accident and health insurance business.
(3)	The 2008 balance includes a $120.6 million dividend receivable from FAFLIC to the holding company, which was paid in January 2009.

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

Discontinued Operations – Accident and Health Insurance Business

During 1999, the Company exited its accident and health insurance business, consisting of its Employee Benefit Services (“EBS”) business, its Affinity Group Underwriters business and its accident and health assumed reinsurance pool business. Prior to 1999, these businesses comprised substantially all of the former Corporate Risk Management Services segment. Accordingly, the operating results of the discontinued segment have been reported in accordance with Accounting Principles Board Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB Opinion No. 30”). On January 2, 2009, Hanover Insurance directly assumed a portion of the accident and health business; and therefore continues to apply APB Opinion No. 30 to this business. In addition, the remainder of the FAFLIC accident and health business was reinsured also by Hanover Insurance and has been reported in accordance with ASC 205 (formerly Statement No. 144).

At September 30, 2009 and December 31, 2008, the portion of the discontinued accident and health business that was directly assumed had assets of $69.5 million and $59.1 million, respectively, consisting primarily of invested assets and reinsurance recoverables, and liabilities of approximately $48.2 million and $51.0 million, respectively, consisting primarily of policy liabilities. At September 30, 2009 and December 31, 2008, the assets and liabilities of this business, as well as those of the reinsured portion of the accident and health business are classified as assets and liabilities of discontinued operations in the Consolidated Balance Sheets.

12. Stock-based Compensation

Compensation cost recorded pursuant to Statement No. 123(R) and the related tax benefits were as follows:

	(Unaudited) Quarter Ended September 30,		(Unaudited) Nine Months Ended September 30,
(In millions)	2009	2008	2009	2008
Stock-based compensation expense	$3.1	$2.8	$8.5	$8.9
Tax benefit	(1.1)	(1.0)	(3.0)	(3.1)

Stock-based compensation expense, net of taxes	$2.0	$1.8	$5.5	$5.8

THE HANOVER INSURANCE GROUP, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options

Information on the Company’s stock option plan activity is summarized below.

	(Unaudited) Nine Months Ended September 30, 2009		(Unaudited) Nine Months Ended September 30, 2008
(In whole shares and dollars)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	2,998,821	$41.02	3,268,912	$41.15
Granted	530,000	34.13	126,159	44.81
Exercised	49,058	33.61	219,437	36.10
Forfeited or cancelled	98,805	44.51	32,753	53.78
Expired	184,100	52.07	123,400	53.32

Outstanding, end of period	3,196,858	$39.24	3,019,481	$41.04

Restricted Stock and Restricted Stock Units

The following tables summarize activity information about employee restricted stock and restricted stock units:

	(Unaudited) Nine Months Ended September 30, 2009		(Unaudited) Nine Months Ended September 30, 2008
(In whole shares and dollars)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Restricted stock and restricted stock units:
Outstanding, beginning of period	470,905	$45.41	179,416	$46.79
Granted	290,005	34.33	297,870	45.02
Vested and exercised	9,391	44.77	16,188	38.23
Forfeited	40,014	42.02	19,260	46.68

Outstanding, end of period	711,505	$41.14	441,838	$45.91

Performance-based restricted stock units:
Outstanding, beginning of period (1)	164,442	$46.10	402,929	$44.16
Granted (1)	47,375	34.19	127,624	42.40
Vested and exercised	40,507	46.28	361,892	44.17
Forfeited (2)	23,404	46.78	2,798	46.04

Outstanding, end of period (1)	147,906	$40.67	165,863	$42.76

(1)	Performance based restricted stock units are based upon the achievement of the performance metric at 100%. These units have the potential to range from 0% to 175% of the shares disclosed, which varies based on grant year and individual participation level. Increases to the 100% target level are reflected as granted in the period in which performance-based stock unit goals are achieved. In 2008, 26,004 and 43,640 performance-based stock units were included as granted due to completion levels in excess of 100% for units originally granted in 2006 and 2005, respectively. The weighted average grant date fair value for these awards was $46.28 and $36.34 for 2006 and 2005 grants, respectively. There were 57,980 shares awarded as new grants in 2008 which have a weighted average grant date fair value of $45.21, respectively.
(2)	In the nine months ended September 30, 2009, 20,654 performance-based stock units were included as forfeited due to estimated completion levels of less than 100% for units originally granted in 2007. The weighted average grant date fair value for these awards was $48.46.

THE HANOVER INSURANCE GROUP, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Earnings Per Share

The following table provides share information used in the calculation of the Company’s basic and diluted earnings per share:

	(Unaudited) Quarter Ended September 30,		(Unaudited) Nine Months Ended September 30,
(In millions, except per share data)	2009	2008	2009	2008
Basic shares used in the calculation of earnings per share	50.7	51.0	51.0	51.3
Dilutive effect of securities: (1)
Employee stock options	0.2	—	0.1	0.3
Non-vested stock grants	0.3	—	0.3	0.2

Diluted shares used in the calculation of earnings per share	51.2	51.0	51.4	51.8

Per share effect of dilutive securities on income (loss) from continuing operations	$(0.01)	$—	$(0.02)	$(0.01)

Per share effect of dilutive securities on net income (loss)	$(0.01)	$—	$(0.03)	$—

(1)	Excludes 0.4 million shares due to antidilution for the quarter ended September 30, 2008.

Diluted earnings per share for the quarter ended September 30, 2009 and 2008 excludes 1.8 million and 1.3 million, respectively, of common shares issuable under the Company’s stock compensation plans, because their effect would be antidilutive. Diluted earnings per share for the nine months ended September 30, 2009 and 2008 excludes 2.5 million and 1.7 million, respectively, of common shares issuable under the Company’s stock compensation plans, because their effect would be antidilutive.

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

Hurricane Katrina Litigation

The Company has been named as a defendant in various litigations, including putative class actions, relating to disputes arising from damages which occurred as a result of Hurricane Katrina in 2005. As of September 30, 2009, there were approximately 47 such cases. These cases have been filed in both Louisiana state courts and federal district courts. These cases generally involve, among other claims, disputes as to the amount of reimbursable claims in particular cases (e.g. how much of the damage to an insured property is attributable to flood and therefore not covered, and how much is attributable to wind, which may be covered), as well as the scope of insurance coverage under homeowners and commercial property policies due to flooding, civil authority actions, loss of landscaping, business interruption and other matters. Certain of these cases claim a breach of duty of good faith or violations of Louisiana insurance claims handling laws or regulations and involve claims for punitive or exemplary damages.

THE HANOVER INSURANCE GROUP, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On August 23, 2007, the State of Louisiana (individually and on behalf of the State of Louisiana, Division of Administration, Office of Community Development) filed a putative class action (not included in the Master Consolidated Class Action) in the Civil District Court for the Parish of Orleans, State of Louisiana, entitled State of Louisiana, individually and on behalf of State of Louisiana, Division of Administration, Office of Community Development ex rel The Honorable Charles C. Foti, Jr., The Attorney General For the State of Louisiana, individually and as a class action on behalf of all recipients of funds as well as all eligible and/or future recipients of funds through The Road Home Program v. AAA Insurance, et al., No. 07-8970. The complaint named as defendants over 200 foreign and domestic insurance carriers, including the Company. Plaintiff seeks to represent a class of current and former Louisiana citizens who have applied for and received or will receive funds through Louisiana’s “Road Home” program. On August 29, 2007, Plaintiff filed an Amended Petition in this case, asserting myriad claims, including claims for breach of: contract, the implied covenant of good faith and fair dealing, fiduciary duty and Louisiana’s bad faith statutes. Plaintiff seeks relief in the form of, among other things, declarations that (a) the efficient proximate cause of losses suffered by putative class members was windstorm, a covered peril under their policies; (b) the second efficient proximate cause of their losses was storm surge, which Plaintiff contends is not excluded under class members’ policies; (c) the damage caused by water entering affected parishes of Louisiana does not fall within the definition of “flood”; (d) the damages caused by water entering Orleans Parish and the surrounding area was a result of man-made occurrence and are properly covered under class members’ policies; (e) many class members suffered total losses to their residences; and (f) many class members are entitled to recover the full value for their residences stated on their policies pursuant to the Louisiana Valued Policy Law. In accordance with these requested declarations, Plaintiff seeks to recover amounts that it alleges should have been paid to policyholders under their insurance agreements, as well as penalties, attorneys’ fees, and costs. The case has been removed to the Federal District Court for the Eastern District of Louisiana.

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

In February 2009, the Governor of Michigan called upon every automobile insurer operating in the state to freeze personal automobile insurance rates for 12 months to allow time for the legislature to enact comprehensive automobile insurance reform. In addition, she endorsed a number of proposals by her appointed Automobile and Home Insurance Consumer Advocate which would, among other

THE HANOVER INSURANCE GROUP, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

things, change the current rate approval process from the current “file and use” system to “prior approval”, mandate “affordable” rates, reduce the threshold for law suits to be filed in “at fault” incidents, and prohibit the use of certain underwriting criteria such as credit-based insurance scores. The Office of Financial and Insurance Regulation (“OFIR”) had previously issued regulations prohibiting the use of credit scores to rate personal lines insurance policies, which regulations are the subject of litigation being reviewed by the Michigan Supreme Court. Oral arguments were held before the Supreme Court on October 7, 2009. Pending a determination by the Michigan Supreme Court, OFIR is enjoined from disapproving rates on the basis that they are based in part on credit-based insurance scores. At this time, the Company is unable to predict the likelihood of adoption or impact on the business of any such proposals or regulations, but any such restrictions could have an adverse effect on the Company’s results of operations.

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

15. Subsequent Events

There were no subsequent events requiring adjustment to the financial statements or disclosure through November 4, 2009, the date that the Company’s financial statements were issued.

PART I

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction	39
Executive Overview	39-41
Description of Operating Segments	41
Results of Operations	41-64
Property and Casualty Segment Results	44-61
Discontinued Operations: Life Companies	61-62
Other Items	63-64
Investment Portfolio	65-73
Income Taxes	73-74
Critical Accounting Estimates	75-77
Other Significant Transactions	77-78
Statutory Capital of Insurance Subsidiaries	78
Liquidity and Capital Resources	78-80
Off-Balance Sheet Arrangements	81
Contingencies and Regulatory Matters	81-83
Rating Agency Actions	83
Recent Developments	83
Risks and Forward-Looking Statements	83
Glossary of Selected Insurance Terms	84-86

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

Our results of operations include the accounts of The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America (“Citizens”), our principal property and casualty companies; and certain other insurance and non-insurance subsidiaries. Our results of operations also included the results of First Allmerica Financial Life Insurance Company (“FAFLIC”), our former run-off life insurance and annuity subsidiary through December 31, 2008. On January 2, 2009, we sold FAFLIC to Commonwealth Annuity and Life Insurance Company (“Commonwealth Annuity”), a subsidiary of The Goldman Sachs Group, Inc. (“Goldman Sachs”). As of December 31, 2008 and for all prior periods presented, operations from FAFLIC have been reclassified as discontinued operations. Additionally, as of December 31, 2008, FAFLIC’s balance sheet accounts were classified as assets and liabilities of discontinued operations in the Consolidated Balance Sheets.

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

During the first nine months of 2009, the U.S. and global financial markets and economies have been and remain strained, as market values have fluctuated significantly during this period and could continue to fluctuate. Defaults in corporate bonds have and are expected to continue to increase, particularly with respect to non-investment grade securities; however, it is difficult to predict the specific issuers or industries that may be affected. Credit spreads, however, have continued to tighten during the period resulting in a substantial improvement in unrealized losses during the first nine months of 2009. This improvement has resulted in our investment portfolio having an unrealized gain position at September 30, 2009. Although the first nine months of 2009 have shown positive momentum in the financial markets, uncertainty still exists in these markets and around possible implications of governmental funding, as well as the potential impact of the current difficult economy.

Our investment holdings totaled $5.2 billion at September 30, 2009 and consist primarily of investment grade fixed maturities and cash and cash equivalents, with net unrealized gain positions of approximately $120 million. The improvement in our unrealized loss position at December 31, 2008 to this unrealized gain position at September 30, 2009, particularly in investment-grade securities, is due primarily to market appreciation. We recognized impairment charges of $29.3 million during the first nine months of 2009. These impairment charges primarily related to credit-related losses on below investment grade fixed maturities in the industrial sector and perpetual preferred securities in the financial sector.

Several U.S. and global government programs have been implemented over the last year to assist in stimulating an economic recovery. There is still uncertainty regarding what the continuing effect the government programs will have on the financial markets. We believe, however, that these ongoing government actions to support the banking and financial sectors, the quality of the assets we hold, and our relatively strong capital position will allow us, over time, to realize the anticipated long-term economic value related to securities we hold, including those that are in a gross unrealized loss position. We have a substantially liquid portfolio with a laddered duration structure which provides for periodic maturities and thus expect to have the ability to hold any securities that are currently in a gross unrealized loss position for the period of time anticipated to allow for a recovery in fair value.

With respect to underwriting results, the first nine months of 2009 were relatively flat compared to the same period in 2008. Pre-tax catastrophe losses were $92.3 million, a decrease of $63.3 million from the same period in 2008. This was essentially offset by higher current year claims, lower favorable development on prior year’s loss and loss adjustment expense (“LAE”) reserves, and higher expenses. The higher current year claims were primarily the result of an unusually high level of non-catastrophe weather-related losses.

We have made an explicit decision to invest further in our business despite the fact that our expense ratio is higher than that of some of our peer companies and other competitors. In Personal Lines, we are investing to improve the competitiveness of our products and in technology and systems enhancements intended to make our interactions with agents more efficient. In Commercial Lines, most of our investments in people and information systems are directed toward expanding our product capabilities and offerings in various niches and differentiated products. We continue to invest in systems improvements, particularly with respect to small commercial business. In addition, we recently started to expand into the western part of the country with our middle market niche business and segmented products, along with a full breadth of specialty offerings. We expect to incur costs associated with this westward expansion ahead of premium growth in this region. Our ability to improve profitability in the future will depend in part on our ability to profitably grow our net written premiums and reduce our expense ratios accordingly.

During May 2009, A.M. Best Company upgraded the financial strength ratings of our property and casualty companies to an “A” rating from their prior rating of “A-”. A.M. Best also upgraded the rating related to our Senior Debt to “bbb” from a prior rating of “bbb-”. We believe that these upgrades, which occurred at a time of such uncertainty in the financial services industry, reflect the strength of our balance sheet, our solid capital position, and the results of our investments in the business over the past several years. These upgrades are expected to provide access to certain business groups and markets, particularly in Commercial Lines, that have previously not been significant in our mix of business. However, there can be no assurance that the ratings upgrades will produce the results expected.

Personal Lines

In our Personal Lines business, we are focused on making investments that are intended to help us maintain profitability, build a distinctive position in the market and provide us with profitable growth opportunities. Current market conditions continue to be challenging as pricing pressures and economic conditions remain difficult, especially in Michigan, impacting our ability to grow and retain business in this, our largest state, and elsewhere. We are working closely with our partner agents in Michigan to remain a significant writer with strong margins. Also, in 2009 we continued our mix management initiatives relating to our Connections® Auto product to improve the overall profitability of the business. We are focused on reducing our growth in less profitable automobile segments and increasing our multi-car and total account business consistent with our strategy. We believe that market conditions will remain challenging and competitive in Personal Lines. Despite these challenges, we experienced relatively flat growth levels in Personal Lines and expect that trend to continue during the fourth quarter of 2009 as the industry continues to be impacted by the difficult economic environment.

Our Connections Auto product is available in eighteen states. We believe that this product will help us profitably grow our market share over time. The Connections Auto product is designed to be competitively priced for a wide spectrum of drivers through its multivariate rating application, which calculates rates based upon the magnitude and correlation of multiple risk factors. At the same time, a core strategy is to broaden our portfolio offerings and write “total accounts”, which are accounts that include multiple personal line coverages for the same customer. Our homeowners product, Connections® Home, is available in sixteen states. It is intended to improve our competitiveness for total account business by making it easier and more efficient for our agents to write business with us and by providing more comprehensive coverage options for policyholders. We continue to refine our products and work closely with high potential agents to increase the percentage of business they place with us and to ensure that it is consistent with our preferred mix of business. Additionally, we remain focused on diversifying our state mix beyond our four core states of Michigan, Massachusetts, New York and New Jersey. We expect these efforts to contribute to profitable growth and improved retention in our Personal Lines segment over time.

Commercial Lines

The Commercial Lines market remains competitive. Price competition requires us to be highly disciplined in our underwriting process to ensure that we grow the business only at acceptable margins. We focus on mid-sized agents and target small and first-tier middle market clients, whose premiums are generally below $200,000. We also continue to develop our specialty businesses, which on average are expected to offer higher margins over time and enable us to deliver a more complete product portfolio to our agents and policyholders. Our specialty lines, including marine and bond lines, now account for approximately one third of our Commercial Lines business, based upon premiums. Additional growth in our specialty lines continues to be a significant part of our strategy. Our ongoing focus on expanding our product offerings in specialty businesses is evidenced by our recent acquisitions. Over the past two years, we have acquired Verlan Holdings, Inc. (“Verlan”), which we market as Hanover Specialty Property, a specialty company providing property insurance to small and medium-sized manufacturing and distribution companies that are highly protected fire risks, AIX Holdings, Inc. (“AIX”), a specialty property and casualty insurance carrier that focuses on underwriting and managing program business, and Professionals Direct, Inc. (“PDI”), which we market as Hanover Professionals, a professional liability insurance carrier for small to medium-sized legal practices. In addition to our specialty lines, we have developed several niche insurance programs, such as for schools, religious institutions and moving and storage companies, and have added additional segmentation to our core middle market commercial products including real estate, hospitality and wholesale distributors. We believe these acquisitions and the development of our niche businesses and additional segmented products provide us with better breadth and diversification of products, will ultimately provide better underwriting results and will improve our competitive position with our agents.

In January 2009, we introduced another specialty niche for human services organizations such as non-profit youth and community service organizations. As a complimentary initiative, we have introduced products focused on management liability, specifically non-profit directors and officers liability and employment practices liability and we plan to extend coverage for private company directors and officers liability. In addition, we have made a number of enhancements to our core products and technology platforms that are intended to drive more total account placements in our Small Commercial business, which we believe will enhance margins. Our focus continues to be on improving and expanding our partnerships with agents. We believe our specialty capabilities and small commercial platform, coupled with distinctiveness in the middle market through our development of niches and better segmentation, enables us to deliver significant value to our agents and policyholders in our target markets and to improve the overall mix of our business and ultimately our underwriting profitability.

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

We report interest expense related to our corporate debt separately from the earnings of our operating segments. Corporate debt consists of our senior debentures, our junior subordinated debentures, surplus notes and advances under our recently established collateralized borrowing program with the Federal Home Loan Bank of Boston (“FHLBB”). Subordinated debentures are held by the holding company and several subsidiaries.

RESULTS OF OPERATIONS

Our consolidated net income includes the results of our three operating segments (segment income), which we evaluate on a pre-tax basis, and our interest expense on corporate debt. In addition, segment income excludes certain items which we believe are not indicative of our core operations. The income of our segments excludes items such as federal income taxes and net realized investment gains and losses, because fluctuations in these gains and losses are determined by interest rates, financial markets and the timing of sales. Also, segment income excludes net gains and losses on disposals of businesses, discontinued operations, restructuring costs, extraordinary items, the cumulative effect of accounting changes and certain other items. Although the items excluded from segment income may be significant components in understanding and assessing our financial performance, we believe segment income enhances an investor’s understanding of our results of operations by highlighting net income attributable to the core operations of the business. However, segment income should not be construed as a substitute for net income determined in accordance with generally accepted accounting principles (“GAAP”).

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

Our consolidated net income for the third quarter of 2009 was $49.7 million, compared to a net loss of $61.8 million for the same period in 2008. The $111.5 million improvement in earnings is primarily due to an improvement in net realized losses. In the third quarter of 2009, we did not have any net realized losses, whereas in the same period of 2008, we incurred $52.8 million of net realized losses, primarily due to impairments. In addition, a decrease in after-tax catastrophe related activity of $47.8 million also contributed to this improvement. Also, in 2008 we recognized a $21.8 million loss associated with the discontinued FAFLIC business due to its then pending sale.

Our consolidated net income for the first nine months of 2009 was $139.9 million, compared to a net loss of $13.5 million for the same period of 2008. The $153.4 million improvement is primarily due to a $92.9 million loss recognized in 2008 associated with the discontinued FAFLIC business due to its then pending sale. This loss did not recur in 2009. In addition, there was an improvement in net realized investment losses of $51.0 million. In 2009, we recognized a pre-tax gain of $34.5 ($22.3 million net of taxes) related to the retirement of corporate debt in connection with the repurchase of our mandatorily redeemable preferred securities and our senior debentures (see also “Significant Transactions”). These increases in earnings for the period compared to the same period in 2008 were partially offset by the recognition, in 2008, of a $10.1 million gain on the sale of AMGRO.

The following table reflects segment income as determined in accordance with generally accepted accounting standards, and a reconciliation of total segment income to consolidated net income.

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2009	2008	2009	2008
Segment income (loss) before federal income taxes:
Property and Casualty
Personal Lines	$27.4	$18.1	$56.1	$83.8
Commercial Lines	38.7	(6.6)	137.2	114.1
Other Property and Casualty	7.5	2.3	6.5	6.8

Total Property and Casualty	73.6	13.8	199.8	204.7
Interest expense on corporate debt	(6.3)	(10.0)	(27.2)	(29.9)

Total segment income before federal income taxes	67.3	3.8	172.6	174.8

Federal income tax expense on segment income	(22.0)	(0.5)	(56.9)	(58.4)
Federal income tax settlement	—	6.4	—	6.4
Net realized investment losses	—	(52.8)	(9.7)	(60.7)
Gain on retirement of corporate debt	0.2	—	34.5	—
Federal income tax benefit (expense) on non-segment income (loss)	3.1	(0.4)	(8.6)	(0.4)

Income (loss) from continuing operations, net of taxes	48.6	(43.5)	131.9	61.7

Discontinued operations (net of taxes):
Gain (loss) from discontinued FAFLIC business (including estimated loss on assets held-for-sale of $6.1 and $72.2 in the quarter and nine months ended September 30, 2008)	0.4	(21.7)	6.3	(92.9)
Gain (loss) from discontinued accident and health business	0.7	—	(2.4)	—
Income from operations of AMGRO (including gain on disposal of $11.1 in 2008)	—	—	—	10.1
Gain on disposal of variable life insurance and annuity business	—	2.7	4.1	8.1
Other discontinued operations	—	0.7	—	(0.5)

Net income (loss)	$49.7	$(61.8)	$139.9	$(13.5)

Property and Casualty Segment Results

The following is our discussion and analysis of the results of operations by business segment. The segment results are presented before taxes and other items which management believes are not indicative of our core operations, including realized gains and losses.

The following table summarizes the results of operations for the Property and Casualty group for the periods indicated:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2009	2008	2009	2008
Segment revenues
Net premiums written	$688.8	$651.6	$1,981.8	$1,920.7

Net premiums earned	$637.4	$621.1	$1,899.4	$1,858.1
Net investment income	62.1	65.3	187.9	193.3
Other income	10.0	9.4	29.1	31.0

Total segment revenues	709.5	695.8	2,116.4	2,082.4

Losses and operating expenses
Losses and LAE	403.0	474.2	1,225.1	1,239.7
Policy acquisition expenses	146.8	139.7	434.7	416.1
Other operating expenses	86.1	68.1	256.8	221.9

Total losses and operating expenses	635.9	682.0	1,916.6	1,877.7

Segment income	$73.6	$13.8	$199.8	$204.7

Quarter Ended September 30, 2009 Compared to Quarter Ended September 30, 2008

The Property and Casualty group’s segment income increased $59.8 million, to $73.6 million, in the third quarter of 2009, compared to $13.8 million in the third quarter of 2008. Catastrophe related activity decreased $73.5 million in the third quarter of 2009, compared with the same period in 2008. During the third quarter of 2008, we incurred approximately $88 million of catastrophe losses related to Hurricanes Ike and Gustav. Excluding the impact of catastrophe related activity, segment income would have decreased $13.7 million. This decrease is primarily due to higher expenses and lower net investment income, partially offset by improved non-catastrophe current accident year results and increased favorable development on prior years’ loss and LAE reserves. Underwriting, loss adjustment and other operating expenses increased approximately $24 million, of which approximately $7 million relates to higher pension costs. Additionally, there were higher employee and employee benefit costs, increased costs in our specialty lines of business, including the addition of our recently acquired AIX subsidiary, an increase in variable compensation, and higher technology costs. In addition, net investment income was lower by $3.2 million. These decreases were partially offset by more favorable current accident year non-catastrophe results of approximately $6 million, primarily in commercial lines, as well as favorable development on prior years’ loss and LAE reserves of $10.3 million from our run-off voluntary pools business.

Production and Underwriting Results

The following table summarizes GAAP net premiums written and GAAP loss, LAE, expense and combined ratios for the Personal Lines and Commercial Lines segments. These items are not meaningful on a stand alone segment basis for our Other Property and Casualty segment.

	Quarter Ended September 30,
	2009				2008
(In millions, except ratios)	GAAP Net Premiums Written	GAAP Loss Ratios (1)(2)	Cata- strophe loss ratios (3)		GAAP Net Premiums Written	GAAP Loss Ratios (1)(2)	Cata- strophe loss ratios (3)
Personal Lines:
Personal automobile	$249.1	59.9	0.3		$260.8	58.9	0.5
Homeowners	136.5	62.8	12.7		125.8	81.0	34.8
Other personal	11.1	38.1	3.1		10.9	41.2	13.4

Total Personal Lines	396.7	60.3	4.2		397.5	64.9	10.8

Commercial Lines:
Workers’ compensation	27.8	48.3	N/M		30.8	43.9	N/M
Commercial automobile	47.4	50.9	1.7		46.3	42.0	0.2
Commercial multiple peril	98.7	49.8	8.9		93.6	105.5	52.0
Other commercial	118.2	42.1	0.4		83.4	47.4	12.5

Total Commercial Lines	292.1	46.7	3.4		254.1	67.3	23.2

Total	$688.8	51.6	3.9		$651.6	65.9	15.8

	2009				2008
	GAAP LAE Ratio	GAAP Expense Ratio	GAAP Combined Ratio (4)		GAAP LAE Ratio	GAAP Expense Ratio	GAAP Combined Ratio (4)
Personal Lines	10.8	29.1	100.2		10.9	27.0	102.8
Commercial Lines	9.6	41.5	97.8		9.7	38.1	115.1
Total	10.3	34.3	97.6	(5)	10.5	31.5	107.8	(5)

(1)	GAAP loss ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio reflects incurred claims compared to premiums earned. Our GAAP loss ratios include catastrophe losses.
(2)	Includes policyholders’ dividends.
(3)	Catastrophe loss ratio reflects incurred catastrophe claims compared to premiums earned.
(4)	GAAP combined ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio is the sum of incurred claims, claim expenses and underwriting expenses incurred to premiums earned. Our GAAP combined ratios also include the impact of catastrophes. Federal income taxes, net investment income and other non-underwriting expenses are not reflected in the GAAP combined ratio.
(5)	Total includes favorable development of $10.5 million and $0.2 million for the quarters ended September 30, 2009 and 2008, respectively, which is reflected in our Other P&C segment.

The following table summarizes GAAP underwriting results for the Personal Lines, Commercial Lines and Other Property and Casualty segments and reconciles it to GAAP segment income.

	Quarter Ended September 30,
	2009				2008
	Personal Lines	Commercial Lines	Other Property and Casualty	Total	Personal Lines	Commercial Lines	Other Property and Casualty	Total
GAAP underwriting profit (loss), excluding prior year reserve development and catastrophes	$0.3	$(6.8)	$(0.2)	$(6.7)	$10.3	$(2.6)	$(0.2)	$7.5
Prior year favorable reserve development	11.0	21.3	10.5	42.8	15.7	22.4	0.2	38.3
Pretax catastrophe effect	(15.4)	(9.3)	—	(24.7)	(39.7)	(58.5)	—	(98.2)

GAAP underwriting (loss) profit	(4.1)	5.2	10.3	11.4	(13.7)	(38.7)	—	(52.4)
Net investment income	27.8	31.9	2.4	62.1	30.1	31.5	3.7	65.3
Fees and other income	3.7	4.8	1.5	10.0	3.4	4.3	1.7	9.4
Other operating expenses	—	(3.2)	(6.7)	(9.9)	(1.7)	(3.7)	(3.1)	(8.5)

Segment income (loss)	$27.4	$38.7	$7.5	$73.6	$18.1	$(6.6)	$2.3	$13.8

Personal Lines

Personal Lines’ net premiums written decreased $0.8 million, or 0.2%, to $396.7 million for the third quarter of 2009. The most significant factor contributing to lower net premiums written was a decrease in average premium size driven by changes in our premium mix toward more desirable account business. Additionally, a decrease in premium from the Massachusetts Commonwealth Automobile Reinsurers (“CAR”) pool and increased reinsurance costs contributed to the decrease in net premiums written. The decrease in CAR related premium followed the introduction, in April 2008, of “managed competition” in Massachusetts which consequently restructured the automobile reinsurance mechanism in the state and resulted in reduced premiums. These decreases were partially offset by increases in net premiums written in our targeted growth states.

Policies in force in the personal automobile line of business decreased 1.2% at the end of the third quarter of 2009 compared to the third quarter of 2008, primarily driven by our efforts to improve our mix of business.

Policies in force in the homeowners line of business increased 4.7% at the end of the third quarter of 2009, compared to the third quarter of 2008, primarily driven by increases across the majority of our states due to our account rounding initiatives, partially offset by a decrease in policies in force in Florida, where throughout 2008 we non-renewed all homeowners polices.

Personal Lines underwriting loss improved $9.6 million, to a loss of $4.1 million, in the third quarter of 2009, compared to a loss of $13.7 million in the third quarter of 2008. Catastrophe related activity decreased $24.3 million in the current quarter, to $15.4 million, from $39.7 million in the prior year. During the third quarter of 2008, we incurred approximately $31 million of catastrophe losses related to Hurricanes Ike and Gustav. Excluding the impact of catastrophes, our underwriting loss would have increased by $14.7 million, primarily due to increased expenses of approximately $8 million, primarily due to pension costs, higher technology costs, higher employee and employee benefit costs and higher variable compensation. Also contributing to the decrease was a decrease in favorable development on prior years’ loss and LAE reserves of $4.7 million, as well as less favorable current accident year results of approximately $2 million.

Our ability to maintain and increase Personal Lines net written premium and to maintain and improve underwriting results is expected to be affected by increasing price competition, regulatory and legal developments and the difficult economic conditions, particularly in Michigan, which is our largest state.

New business generally experiences higher loss ratios than our renewal business, and is more difficult to predict, particularly in states in which we have less experience and data. Our ability to maintain or increase earnings could be adversely affected should the loss ratios for new business prove to be higher than our pricing and profitability expectations. Our ability to grow could be adversely affected if required adjustments to enhance risk segmentation and related agency management actions result in making our products less price competitive.

It is difficult to predict the impact that the current recessionary environment will have on our Personal Lines business. Our ability to increase pricing may continue to be impacted as agents and consumers may become more price sensitive, customers may shop for policies more frequently or aggressively, utilize comparative rating models or turn to direct sales channels rather than independent agents. Additionally, new business premiums, retention levels and renewal premiums may decrease as policyholders reduce coverages or change deductibles to reduce premiums, home values decline, foreclosures increase and policyholders retain older or less expensive automobiles and purchase or insure fewer ancillary items such as boats, trailers and motor homes for which we provide coverages. Additionally, claims frequency could increase as policyholders submit and pursue claims more aggressively than in the past, fraud incidences may increase, or we may experience higher incidence of abandoned properties or poorer maintenance which may also result in more claims activity. Our Personal Lines segment could also be affected by an ensuing consolidation of independent insurance agencies.

In addition, as discussed under “Contingencies and Regulatory Matters – Other Regulatory Matters”, certain states have taken, and others may take, actions which significantly affect the property and casualty insurance market, including ordering rate reductions for personal automobile and homeowners insurance products and subjecting insurance companies that do business in that state to onerous underwriting or other restrictions and potentially significant assessments. Such state actions or our responses thereto could have a significant impact on our underwriting margins and growth prospects, as well as on our ability to manage exposures to hurricane or other high risk losses.

Notwithstanding these concerns, we believe that our agency distribution strategy, the strength of our market share in key states, our account rounding strategy, the relatively inelastic demand for insurance products and our capital position, place us in a good position to manage these issues and concerns relative to many of our peer competitors.

Commercial Lines

Commercial Lines’ net premiums written increased $38.0 million, or 15.0%, to $292.1 million for the third quarter of 2009. This increase was driven by growth in our specialty businesses, including our recently acquired subsidiary, AIX, which accounted for $25.0 million, as well as growth in various niche and segmented businesses. Also contributing to the overall growth in net premiums written was improved rate, partially offset by increased reinsurance costs and lower renewal premium in our unsegmented core business, due to lower renewal retention rates and to lower exposures. We believe that the improved rate and lower renewal retention rates in our unsegmented core business is reflective of an improving mix in our overall business.

Commercial Lines underwriting income was $5.2 million in the third quarter of 2009 as compared to a loss of $38.7 for the same period in 2008. Catastrophe related activity decreased $49.2 million in the current quarter, to $9.3 million, from $58.5 million in the prior year. During the third quarter of 2008, we incurred approximately $57 million of catastrophe losses related to Hurricanes Ike and Gustav. Excluding the impact of catastrophes, our underwriting income would have decreased by $5.3 million. This decrease was primarily due to higher underwriting expenses of approximately $13 million, which is primarily due to increased costs in our specialty businesses, including our recently acquired subsidiary, AIX, higher employee and employee benefit costs, higher variable compensation, higher technology costs and higher pension costs. Also contributing to the decrease was a decline in favorable development on prior years’ loss and LAE reserves of $1.1 million. We expect that our favorable development will continue to decline in future periods. These decreases were partially offset by favorable current accident year results of approximately $8 million. Current accident year results improved due to lower large property losses in the commercial multiple peril line of business, which were partially offset by increased losses in our surety bond business.

We continue to experience significant price competition in all lines of business in our Commercial Lines segment. The industry is also generally experiencing overall rate decreases. Our ability to increase Commercial Lines’ net premiums written while maintaining or improving underwriting results is expected to be affected by price competition and the difficult economic conditions.

It is difficult to predict the impact of the current economic environment on our Commercial Lines segment, but businesses have become more price sensitive. We may experience decreased new business levels, retention and renewal rates and renewal premiums. The overall decline in the economy has resulted in reductions in demand for insurance products and services as more companies cease to do business and there are fewer business start-ups, particularly as small businesses are affected by a decline in overall consumer and business spending. In addition, economic conditions may also continue to impact our surety bond business, especially in the small to middle market contractor business.

In addition, some businesses have reduced or eliminated coverages to reduce costs and there has been a reduction in payroll levels, which has reduced workers’ compensation premiums without a corresponding decrease in workers’ compensation claims. Our Commercial Lines segment could also be affected by an ensuing consolidation of independent insurance agencies.

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

Other Property and Casualty

Segment income of the Other Property and Casualty segment increased $5.2 million, to $7.5 million for the quarter ended September 30, 2009, from $2.3 million in the same period of 2008. The increase is primarily due to $10.3 million of favorable development in our run-off voluntary pools (see Loss and LAE Reserves by Line of Business – Asbestos and Environmental Reserves for further discussion), partially offset by $3.6 million of higher pension costs from our discontinued life business.

Investment Results

Net investment income before taxes decreased $3.2 million, or 4.9%, to $62.1 million for the quarter ended September 30, 2009. This decrease was primarily due to the impact of selling fixed maturities to fund the 2009 repurchase of our corporate debt as well as lower new money yields. The average pre-tax yield on fixed maturities was 5.5% for the third quarter of 2009 and 5.6% for the third quarter of 2008.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

The Property and Casualty group’s segment income decreased $4.9 million, or 2.4%, to $199.8 million, for the nine months ended September 30, 2009, compared to $204.7 million for the nine months ended September 30, 2008. This decrease reflects decreased catastrophe related activity of $63.3 million compared to the same period of 2008. During 2008, we incurred approximately $88 million of catastrophe losses related to Hurricanes Ike and Gustav. Excluding the impact of catastrophe related activity, segment income would have decreased $68.2 million. This decrease is primarily due to higher expenses and lower favorable development on prior years’ loss and LAE reserves, as well as lower current accident year results. Underwriting, loss adjustment and other operating expenses increased approximately $47 million, of which approximately $22 million relates to higher pension costs. Additionally, there were increased costs in our specialty lines, including the addition of our recently acquired AIX subsidiary, higher employee and employee benefit costs and higher technology costs. Also, current accident year results decreased by approximately $11 million, primarily in personal lines, due to unusual non-catastrophe weather-related losses throughout 2009. Additionally, favorable development on prior years’ loss and LAE reserves decreased by $4.0 million.

Production and Underwriting Results

The following table summarizes GAAP net premiums written and GAAP loss, LAE, expense and combined ratios for the Personal Lines and Commercial Lines segments. These items are not meaningful on a stand alone segment basis for our Other Property and Casualty segment.

	Nine Months Ended September 30,
	2009				2008
(In millions, except ratios)	GAAP Net Premiums Written	GAAP Loss Ratios (1)(2)	Cata- strophe loss ratios (3)		GAAP Net Premiums Written	GAAP Loss Ratios (1)(2)	Cata- strophe loss ratios (3)
Personal Lines:
Personal automobile	$740.6	59.5	0.6		$772.4	58.7	0.5
Homeowners	344.8	72.6	18.0		319.5	69.7	21.5
Other personal	30.3	32.8	2.4		30.8	35.9	8.1

Total Personal Lines	1,115.7	62.7	5.9		1,122.7	61.3	6.8

Commercial Lines:
Workers’ compensation	88.3	48.4	N/M		98.4	41.7	N/M
Commercial automobile	147.8	50.9	0.8		152.6	45.8	0.4
Commercial multiple peril	289.4	49.8	8.2		285.7	62.4	24.0
Other commercial	340.4	38.0	1.6		261.1	37.9	6.2

Total Commercial Lines	865.9	45.3	3.5		797.8	48.8	10.7

Total	$1,981.6	54.8	4.9		$1,920.5	56.2	8.4

	2009				2008
	GAAP LAE Ratio	GAAP Expense Ratio	GAAP Combined Ratio (4)		GAAP LAE Ratio	GAAP Expense Ratio	GAAP Combined Ratio (4)
Personal Lines	10.9	28.5	102.1		11.1	27.9	100.3
Commercial Lines	8.1	41.2	94.6		9.6	38.9	97.3
Total	9.7	33.9	98.4	(5)	10.5	32.4	99.1	(5)

(1)	GAAP loss ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio reflects incurred claims compared to premiums earned. Our GAAP loss ratios include catastrophe losses.
(2)	Includes policyholders’ dividends.
(3)	Catastrophe loss ratio reflects incurred catastrophe claims compared to premiums earned.
(4)	GAAP combined ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio is the sum of incurred claims, claim expenses and underwriting expenses incurred to premiums earned. Our GAAP combined ratios also include the impact of catastrophes. Federal income taxes, net investment income and other non-underwriting expenses are not reflected in the GAAP combined ratio.
(5)	Total includes favorable development of $10.4 million and $0.7 million for the nine months ended September 30, 2009 and 2008, which is reflected in our Other Property and Casualty segment.

The following table summarizes GAAP underwriting results for the Personal Lines, Commercial Lines and Other Property and Casualty segments and reconciles it to GAAP segment income.

	Nine Months Ended September 30,
	2009				2008
	Personal Lines	Commercial Lines	Other Property and Casualty	Total	Personal Lines	Commercial Lines	Other Property and Casualty	Total

GAAP underwriting (loss) profit, excluding prior year reserve development and catastrophes	$(9.1)	$(8.5)	$0.2	$(17.4)	$14.1	$15.1	$(0.4)	$28.8
Prior year favorable reserve development	39.8	78.0	10.4	128.2	48.2	83.3	0.7	132.2
Pretax catastrophe effect	(64.1)	(28.2)	—	(92.3)	(75.3)	(80.3)	—	(155.6)

GAAP underwriting (loss) profit	(33.4)	41.3	10.6	18.5	(13.0)	18.1	0.3	5.4
Net investment income	81.4	93.2	13.3	187.9	89.1	92.9	11.3	193.3
Fees and other income	10.8	14.0	4.3	29.1	12.2	13.8	5.0	31.0
Other operating expenses	(2.7)	(11.3)	(21.7)	(35.7)	(4.5)	(10.7)	(9.8)	(25.0)

Segment income	$56.1	$137.2	$6.5	$199.8	$83.8	$114.1	$6.8	$204.7

Personal Lines

Personal Lines’ net premiums written decreased $7.0 million, or 0.6%, to $1,115.7 million for the nine months ended September 30, 2009. The most significant factors contributing to lower net premiums written were a decrease in average premium size driven by changes in our premium mix toward more desirable account business, increased reinsurance costs and a decrease in assumed premium from the CAR pool. These decreases were partially offset by increases in net premiums written in our targeted growth states.

Personal Lines underwriting income decreased $20.4 million, to a loss of $33.4 million, in the first nine months of 2009, compared to a loss of $13.0 million in the same period in 2008. Catastrophe losses decreased $11.2 million in 2009, to $64.1 million, from $75.3 million in the prior year. During 2008, we incurred approximately $31 million of catastrophe losses related to Hurricanes Ike and Gustav. Excluding the impact of catastrophes, our underwriting income would have decreased by $31.6 million. This decrease was primarily due to less favorable current accident year results of approximately $13 million, primarily due to non-catastrophe weather-related losses caused by severe storms, and higher operating expenses of approximately $10 million, primarily attributable to higher pension costs and higher technology costs. Also contributing to the decrease was less favorable development on prior years’ loss and LAE reserves of $8.4 million.

Commercial Lines

Commercial Lines’ net premiums written increased $68.1 million, or 8.5%, to $865.9 million for the first nine months of 2009. This increase was driven by growth in our specialty businesses, including the addition of our recently acquired subsidiary, AIX, which accounted for $71.8 million, as well as growth in various niche and segmented businesses. Also contributing to the overall growth in net premiums written was improved rate, partially offset by increased reinsurance costs, lower renewal premium in our core business, primarily due to lower renewal retention rates, and the non-recurring increase in net premiums written of $9.4 million in the first nine months of 2008 resulting from the termination, in 2008, of our umbrella excess of loss reinsurance treaty. We believe that the improved rate and lower renewal retention rates in our unsegmented core business is reflective of an improving mix in our overall business.

Commercial Lines underwriting income increased $23.2 million, to $41.3 million, in the first nine months of 2009, compared to $18.1 million in the same period of 2008. Catastrophe losses decreased $52.1 million in 2009, to $28.2 million, from $80.3 million in the prior year. During 2008, we incurred approximately $57 million of catastrophe losses related to Hurricanes Ike and Gustav. Excluding the impact of catastrophes, our underwriting income would have decreased by $28.9 million. This decrease was primarily due to higher operating expenses of approximately $26 million, primarily attributable to increased costs in our specialty businesses, including our recently acquired subsidiaries, higher employee and employee benefit costs, higher pension costs and higher variable compensation. Additionally, favorable development on prior years’ loss and LAE reserves decreased $5.3 million. These decreases were partially offset by favorable current accident year results of approximately $2 million.

Other Property and Casualty

Segment income of the Other Property and Casualty segment decreased $0.3 million, to $6.5 million for the nine months ended September 30, 2009, from $6.8 million in the same period of 2008. The decrease is primarily due to $10.8 million of higher pension costs retained from our discontinued life business, partially offset by $9.7 million of higher favorable development in our run-off voluntary pools.

Investment Results

Net investment income before taxes decreased $5.4 million, or 2.8%, to $187.9 million for the nine months ended September 30, 2009 due to a decline in new money yields, lower investment income as a result of fixed maturity sales to fund the repurchase of our corporate debt and the impact of defaulted bonds. These decreases were partially offset by prepayment fees and an increase in investment income related to our recently acquired subsidiaries. The average pre-tax yield on fixed maturities was 5.6% for the first nine months of 2009 and 2008.

Reserve for Losses and Loss Adjustment Expenses

Overview of Loss Reserve Estimation Process

We maintain reserves for our property and casualty products to provide for our ultimate liability for losses and loss adjustment expenses (our “loss reserves”) with respect to reported and unreported claims incurred as of the end of each accounting period. These reserves are estimates, taking into account past loss experience, modified for current trends, as well as prevailing economic, legal and social conditions. Loss reserves represent our largest liability.

Our loss reserves include case estimates for claims that have been reported and estimates for claims that have been incurred but not reported (“IBNR”) at the balance sheet date. They also include estimates of the expenses associated with processing and settling all reported and unreported claims, less estimates of anticipated salvage and subrogation recoveries. Our loss reserves are not discounted to present value.

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

IBNR reserve estimates are generally calculated by first projecting the ultimate cost of all claims that have occurred or are expected to occur in the future in aggregate and then subtracting reported losses and loss expenses. Reported losses include cumulative paid losses and loss expenses plus case reserves. The IBNR reserve includes a provision for claims that have occurred but have not yet been reported to us, some of which may not yet be known to the insured, as well as a provision for future development on reported claims. IBNR represents a significant proportion of our total net loss reserves, particularly for long tail liability classes. In fact, approximately 51% of our aggregate net loss reserves at September 30, 2009 were for IBNR losses and loss expenses.

Management’s process for establishing loss reserves is primarily based on the results of our reserving actuaries quarterly reserving process; however, there are a number of other factors in addition to the actuarial point estimates as further described under the section below entitled “Loss and LAE Reserves by Line of Business.” In establishing our loss reserves, we consider facts currently known and the present state of the law and coverage litigation. Based on all information currently available, we believe that the aggregate loss reserves at September 30, 2009 were adequate to cover claims for losses that had occurred as of that date, including both those known to us and those yet to be reported. However, as described below, there are significant uncertainties inherent in the loss reserving process. It is therefore possible that management’s estimate of the ultimate liability for losses that had occurred as of September 30, 2009 may change, which could have a material effect on our results of operations and financial condition.

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

Given the inherent complexity of our loss reserving process and the potential variability of the assumptions used, the actual emergence of losses could vary, perhaps substantially, from the estimate of losses included in our financial statements, particularly in those instances where settlements do not occur until well into the future. Our net loss reserves at September 30, 2009 were $2.1 billion. Therefore, a relatively small percentage change in the estimate of net loss reserves would have a material effect on our results of operations.

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

As discussed below, estimated loss and LAE reserves for claims occurring in prior years developed favorably by $128.2 million and $132.2 million for the nine months ended September 30, 2009 and 2008, respectively, which represents 6.1% and 6.0% of net loss reserves held, respectively.

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

While 59% of our written premium is in short tailed classes of business, most of our loss reserves relate to longer tail liability classes of business. Long tail classes include commercial liability, automobile liability, workers’ compensation and other types of third party coverage. For many liability claims, significant periods of time, ranging up to several years or more, may elapse between the occurrence of the loss, the discovery and reporting of the loss to us and the settlement of the claim. As a result, loss experience in the more recent accident years for the long tail liability coverage has limited statistical credibility because a relatively small proportion of losses in these accident years are reported claims and an even smaller proportion are paid losses. An accident year is the calendar year in which a loss is incurred. Liability claims are also more susceptible to litigation and can be significantly affected by changing contract interpretations, the legal environment and the expense of protracted litigation. Consequently, the estimation of loss reserves for these coverages is more complex and typically subject to a higher degree of variability compared to short tail coverages.

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

For some low volume and high volatility classes of business, special reserving techniques are utilized that estimate IBNR by selecting the loss ratio that balances actual reported losses to expected reported losses as defined by the estimated underlying reporting pattern.

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

For long tail lines of business, applying the loss development factor method often requires more judgment in selecting development factors as well as more significant extrapolation. For those long tail lines of business with high frequency and relatively low per-loss severity (e.g., personal automobile liability), volatility will often be sufficiently modest for the loss development factor method to be given significant weight, even in the most recent accident years, but expected loss methods and adjusted loss methods are always considered and frequently utilized in the selection process. For those long tail lines of business with low frequency and high loss potential (e.g., commercial liability), anticipated loss experience is less predictable because of the small number of claims and erratic claim severity patterns. In these situations, the loss development factor methods may not produce a reliable estimate of ultimate losses in the most recent accident years since many claims either have not yet been reported or are only in the early stages of the settlement process. Therefore, the actuarial estimates for these accident years are based on methods less reliant on extrapolation, such as Bornheutter-Ferguson. Over time, as a greater number of claims are reported and the statistical credibility of loss experience increases, loss development factor methods or adjusted loss methods are given increasingly more weight.

Using all the available data, our actuaries select an indicated loss reserve amount for each line of business, coverage and accident year based on the various assumptions, projections and methods. The total indicated reserve amount determined by our actuaries is an aggregate of the indicated reserve amounts for the individual classes of business. The ultimate outcome is likely to fall within a range of potential outcomes around this indicated amount, but the indicated amount is not expected to be precisely the ultimate liability.

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

In addition, we must consider the uncertain effects of emerging or potential claims and coverage issues that arise as legal, judicial and social conditions change. These issues could have a negative effect on our loss reserves by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims. As a result of these potential issues, the uncertainties inherent in estimating ultimate claim costs on the basis of past experience have further complicated the already complex loss reserving process. For example, in the state of Michigan, tort compensation for non-economic damages (for example, pain and suffering) caused by ownership or use of a motor vehicle is limited by statute to circumstances where the injured person suffered death, serious impairment of body function or permanent serious disfigurement. The application of this statute has been defined by the Supreme Court of Michigan in the so-called Kreiner decision. Accordingly, we establish our “loss picks” and our claim, IBNR and loss adjustment expense reserves based upon our understanding of the current state of the law. There have been and currently are efforts to change the controlling statute or judicial interpretation in ways which would expand an injured person’s right to sue for non-economic damages. If implemented, such changes may not only impact future claims, but also past claims which are not settled and therefore an unfavorable adjustment to existing loss reserves would likely be required.

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

For each line of business and coverage, we regularly adjust the assumptions and actuarial methods used in the estimation of loss reserves in response to our actual loss experience, as well as our judgments regarding changes in trends and/or emerging patterns. In those instances where we primarily utilize analyses of historical patterns of the development of paid and reported losses, this may be reflected, for example, in the selection of revised loss development factors. In those long tail classes of business that comprise a majority of our loss reserves and for which loss experience is less predictable due to potential changes in judicial interpretations, potential legislative actions and potential claims issues, this may be reflected in a judgmental change in our estimate of ultimate losses for particular accident years.

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

As noted, the tables below illustrate the relationship between the impact on our actuarial loss reserve estimates of reasonably likely variations to claim reporting patterns and expected actuarial estimates of ultimate loss costs, two key actuarial assumptions used to estimate our net reserves at September 30, 2009, from the assumptions utilized by our actuaries. The five point change to our expected loss ratio selections, which incorporate variability in both ultimate frequency and severity, are within the historical variation present in our prior accident year development. The three month change to reporting patterns represent claims reporting that is both faster and slower than our current reporting assumption for reported loss patterns and this degree of change is within the historical variation present in actual reporting patterns. A faster reporting pattern results in lower indicated net loss reserves due to the presumption that a higher proportion of ultimate claims have been reported thus far and; therefore, a lower proportion of ultimate claims needs to be carried as IBNR. A slower reporting pattern results in higher indicated net loss reserves due to the presumption that a lower proportion of ultimate claims have been reported thus far and; therefore, a higher proportion of ultimate claims needs to be carried as IBNR.

The results show the cumulative dollar difference between our current actuarial estimate and the estimate that we would develop if our understanding with respect to loss reporting patterns and ultimate loss costs were different by three months or five points, respectively. No consideration has been given to potential correlation or lack of correlation among key assumptions or among lines of business and coverage. As a result, it would be inappropriate to take the amounts described below and add them together in an attempt to estimate volatility in total. While we believe these are reasonably likely scenarios, we do not believe the reader should consider the below sensitivity analysis as an actual reserve range.

Expected Dollar Effect on Actuarial Loss Reserve Estimates

Personal Automobile Bodily Injury

(In millions)

	Change in Expected Loss Ratio
Reporting Pattern	5 points lower	Unchanged	5 points higher
3 months faster	$(27)	$(25)	$(23)
Unchanged	(3)	—	3
3 months slower	23	27	30

Example: Personal Automobile Bodily Injury, if losses are actually developing and emerging three months slower than we anticipate in our models, our actuarial estimate for this coverage would be understated by $27 million. If our assumed payment patterns are consistent with our expectations, but the expected loss ratio in our model is 5% too low, then our actuarial estimate for this coverage would be understated by $3 million.

Expected Dollar Effect on Actuarial Loss Reserve Estimates

Workers’ Compensation Indemnity

(In millions)

	Change in Expected Loss Ratio
Reporting Pattern	5 points lower	unchanged	5 points higher
3 months faster	$(6)	$(4)	$(2)
Unchanged	(2)	—	2
3 months slower	7	9	12

Workers’ Compensation Medical

(In millions)

	Change in Expected Loss Ratio
Reporting Pattern	5 points lower	unchanged	5 points higher
3 months faster	$(4)	$(1)	$1
Unchanged	(3)	—	3
3 months slower	1	4	7

Commercial Multiple Peril Liability

(In millions)

	Change in Expected Loss Ratio
Reporting Pattern	5 points lower	unchanged	5 points higher
3 months faster	$(13)	$(12)	$(11)
Unchanged	(1)	—	1
3 months slower	5	6	8

Senior management meets with our reserving actuaries at the end of each quarter to review the results of the latest actuarial loss reserve analysis. Management’s evaluation process to determine our ultimate losses includes various quarterly reserve committee meetings, culminating with the approval of single point best estimates by our Chief Financial Officer that reflect but often differ from our actuarial reserve analysis. Based on this quarterly process, management determines the carried reserve for each line of business and coverage and assesses the reasonableness of the difference between recorded and actuarially indicated reserves. In making the determination, management considers numerous factors, such as changes in actuarial indications in the period, the maturity of the accident year, trends observed over the recent past, the level of volatility within a particular class of business, general economic trends, and other factors not fully captured in the actuarial reserve analysis. In doing so, management must evaluate whether a change in the data represents credible actionable information or an anomaly. Such an assessment requires considerable judgment. Even if a change is determined to be apparent, it is not always possible to determine the extent of the change. As a result, there can be a time lag between the emergence of a change and a determination that the change should be reflected in the carried loss reserves. In general, changes are made more quickly to more mature accident years and less volatile classes of business.

The table below shows our recorded reserves, net of reinsurance, and the related actuarial reserve point estimates by line of business at September 30, 2009 and December 31, 2008.

	September 30, 2009		December 31, 2008
(In millions)	Recorded Net Reserves	Actuarial Point Estimate	Recorded Net Reserves	Actuarial Point Estimate
Personal Automobile	$646.0	$616.7	$668.4	$638.0
Homeowners	96.3	91.3	98.5	96.4
Other Personal Lines	21.3	18.5	21.0	18.1
Workers’ Compensation	346.4	326.9	361.7	347.4
Commercial Automobile	156.2	150.8	159.2	153.1
Commercial Multiple Peril	422.9	392.2	443.4	409.0
Other Commercial Lines	277.7	266.4	269.2	257.0
Asbestos and Environmental	11.3	11.4	18.3	18.3
Pools and Other	140.3	140.3	173.4	173.4

Total	$2,118.4	$2,014.5	$2,213.1	$2,110.7

The principal factors considered by management, in addition to the actuarial point estimates, in determining the reserves at September 30, 2009 and December 31, 2008 vary by line of business. In our Commercial Lines segment, management considered the growth and product mix changes and recent adverse property related frequency trends in certain coverages. In addition, management also considered the significant growth in our inland marine and bond businesses for which we have limited actuarial data to estimate losses and the product mix change in our bond business towards a greater proportion of contract surety bonds where losses tend to emerge over a longer period of time and are cyclical related to general economic conditions. Moreover, in our Commercial Lines segment, management considered the potential for adverse development in the workers’ compensation line where losses tend to emerge over long periods of time and rising medical costs, while moderating, have continued to be a concern. With the acquisitions of Hanover Professionals and AIX, we are modestly increasing our exposure to longer-tailed liability lines and there is less historical experience and less actuarial data available, all of which results in less certainty when estimating ultimate reserves. Also, higher retentions on our reinsurance program beginning January 1, 2008 compared to prior years may impact the emergence of trends in underlying data that could add to the uncertainty and variability of our actuarial estimates going forward. Additionally, there is also a higher degree of uncertainty due to growth in our newly acquired companies, for which we have limited historical claims experience. In our Personal Lines segment, management considered the adverse personal automobile personal injury development and related potential for adverse trends due to costs shifting from health insurers to property and casualty insurers resulting from economic concerns and health insurance coverage trends, the potential impact of the Michigan Supreme Court’s pending review of the so-called Kreiner decision, developments in personal automobile property costs in the 2007 and 2008 accident years and an increase in physical damage frequency, all of which have added additional uncertainty to future development in our personal automobile line. Additionally, management considered the significant growth in our new business with our Connections Auto product and related growth in a number of states where there is additional uncertainty in the ultimate profitability and development of reserves due to the unseasoned nature of our new business and new agency relationships in these markets, as well as emerging loss trends which are higher than expected. Although our experience and data in these areas is growing with the passage of time, a sufficient number of years of actuarial data is not yet available to base loss estimates solely on this data in new geographical areas and agency relationships and with new products which results in less certainty when estimating ultimate reserves and requires more judgment by management. Management also considered the likelihood of future adverse development related to significant catastrophe losses experienced in Hurricanes Katrina and Rita in 2005 and Hurricanes Ike and Gustav in 2008. Regarding our indirect business from voluntary and involuntary pools, we are provided loss estimates by managers of each pool. We adopt reserve estimates for the pools that consider this information and other factors. At September 30, 2009 and December 31, 2008, total recorded net reserves were 5.2% and 4.9% greater than actuarially indicated reserves, respectively. During the first nine months of 2009, the increase in the difference between recorded and actuarially indicated reserves is primarily due to a change in our actuarial reserve methodology for estimating loss adjustment expenses. The change involves our changing our reliance from a traditional paid-to-paid methodology to reliance on a method based on claim counts and cost per claim, taking into account the settlement status of the claim, which we believe more appropriately reflects the ultimate cost of settlement. We anticipate the impact of this change in methodology on future periods to be immaterial.

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and LAE as follows:

	Nine Months Ended September 30,
(In millions)	2009	2008
Reserve for losses and LAE, beginning of period	$3,201.3	$3,165.8
Incurred losses and LAE, net of reinsurance recoverable:
Provision for insured events of current year	1,352.9	1,372.3
Decrease in provision for insured events of prior years; favorable development	(128.2)	(132.2)

Total incurred losses and LAE	1,224.7	1,240.1

Payments, net of reinsurance recoverable:
Losses and LAE attributable to insured events of current year	665.6	667.9
Losses and LAE attributable to insured events of prior years	644.2	568.4
Hurricane Katrina	9.6	28.3

Total payments	1,319.4	1,264.6

Change in reinsurance recoverable on unpaid losses	(21.8)	(27.5)
Purchase of Verlan Fire Insurance Company	—	4.2

Reserve for losses and LAE, end of period	$3,084.8	$3,118.0

The table below summarizes the gross reserve for losses and LAE by line of business.

(In millions)	September 30, 2009	December 31, 2008
Personal Automobile	$1,253.3	$1,292.5
Homeowners and Other	144.7	152.1

Total Personal	1,398.0	1,444.6

Workers’ Compensation	526.8	547.0
Commercial Automobile	217.8	226.4
Commercial Multiple Peril	476.6	499.5
Other Commercial	465.6	483.8

Total Commercial	1,686.8	1,756.7

Total reserve for losses and LAE	$3,084.8	$3,201.3

The total reserve for losses and LAE as disclosed in the above table decreased by $116.5 million for the nine months ended September 30, 2009. This decrease is primarily due to favorable development of prior years’ loss and LAE reserves.

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

The following table summarizes the change in provision for insured events of prior years, excluding those related to Hurricane Katrina by line of business.

	Nine Months Ended September 30,
(In millions)	2009	2008
(Decrease) increase in loss provision for insured events of prior years:
Personal Automobile	$(44.5)	$(47.5)
Homeowners and Other	6.2	(2.9)

Total Personal	(38.3)	(50.4)

Workers’ Compensation	(17.1)	(22.3)
Commercial Automobile	(4.7)	(10.8)
Commercial Multiple Peril	(16.1)	(29.0)
Other Commercial	(20.0)	(15.0)

Total Commercial	(57.9)	(77.1)

Voluntary Pools	(10.4)	(0.7)

Decrease in loss provision for insured events of prior years	(106.6)	(128.2)
Decrease in LAE provision for insured events of prior years	(21.6)	(4.0)

Decrease in total loss and LAE provision for insured events of prior years	$(128.2)	$(132.2)

Estimated loss reserves for claims occurring in prior years developed favorably by $106.6 million and $128.2 million during the first nine months of 2009 and 2008, respectively. The favorable loss reserve development during the first nine months of 2009 is primarily the result of lower than expected severity of bodily injury in the personal automobile line, primarily in the 2000 through 2008 accident years, lower than expected severity in the workers’ compensation line, primarily in the 2000 through 2008 accident years and lower than expected severity in the commercial multiple peril line, primarily in the 2000 through 2007 accident years. In addition, lower than expected severity in the bond line, lower projected losses in our run-off voluntary pools and lower projected exposures to asbestos and environmental liability for our direct written business contributed to the favorable development. Partially offsetting the favorable development was unfavorable non-catastrophe weather-related property loss development of $15.1 million, primarily related to our commercial property, homeowners and personal automobile physical damage lines, which developed unfavorably by $7.1 million, $6.4 million and $1.6 million, respectively.

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

During the first nine months of 2009 and 2008, estimated LAE reserves for claims occurring in prior years developed favorably by $21.6 million and $4.0 million, respectively. A change in our actuarial methodology for estimating loss adjustment expense reserves increased favorable development of prior year LAE reserves by $20.0 million in the first nine months of 2009. The favorable development in 2008 was primarily attributable to the aforementioned improvement in ultimate loss activity on prior accident years, primarily in the commercial multiple peril line.

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

Asbestos and Environmental Reserves

Although we attempt to limit our exposures to asbestos and environmental damage liability through specific policy exclusions, we have been and may continue to be subject to claims related to these exposures. Ending loss and LAE reserves for all direct business written by our property and casualty companies related to asbestos and environmental damage liability, included in the reserve for losses and LAE, were $11.3 million and $18.5 million at September 30, 2009 and December 31, 2008, respectively, net of reinsurance of $14.7 million and $13.9 million at September 30, 2009 and December 31, 2008, respectively. In recent years, average asbestos and environmental payments have declined modestly. As a result of the declining payments, our actuarial indicated point estimate of asbestos and environmental liability reserves was lowered resulting in favorable reserve development of $6.2 million during the quarter ended September 30, 2009. As a result of our historical direct underwriting mix of Commercial Lines policies toward smaller and middle market risks, past asbestos and environmental damage liability loss experience has remained minimal in relation to our total loss and LAE incurred experience.

In addition, and not included in the numbers above, we have established loss and LAE reserves for assumed reinsurance pool business with asbestos and environmental damage liability of $47.7 million and $58.4 million at September 30, 2009 and December 31, 2008, respectively. These reserves relate to pools in which we have terminated our participation; however, we continue to be subject to claims related to years in which we were a participant. A significant part of our pool reserves relates to our participation in the Excess and Casualty Reinsurance Association (“ECRA”) voluntary pool from 1950 to 1982. In 1982, the pool was dissolved and since that time, the business has been in runoff. Our percentage of the total pool liabilities varied from 1% to 6% during these years. Our participation in this pool has resulted in average paid losses of approximately $2 million annually over the past ten years. During the quarter ended September 30, 2009, our ECRA pool reserves were lowered by $6.3 million as the result of an actuarial study completed by the ECRA pool during the quarter. Management reviewed the ECRA actuarial study, concurred that the study was reasonable, and adopted its actuarial point estimate as of September 30, 2009. In addition, management lowered its exposure estimate on a separate large claim within these pools by $3.2 million during the quarter. Because of the inherent uncertainty regarding the types of claims in these pools, we cannot provide assurance that our reserves will be sufficient.

We estimate our ultimate liability for asbestos, environmental and toxic tort liability claims, whether resulting from direct business, assumed reinsurance or pool business, based upon currently known facts, reasonable assumptions where the facts are not known, current law and methodologies currently available. Although these outstanding claims are not significant, their existence gives rise to uncertainty and are discussed because of the possibility that they may become significant or similar claims may arise. We believe that, notwithstanding the evolution of case law expanding liability in asbestos and environmental claims, recorded reserves related to these claims are adequate. Nevertheless, the asbestos, environmental and toxic tort liability reserves could be revised, and any such revisions could have a material adverse effect on our results of operations for a particular quarterly or annual period or on our financial position.

Discontinued Operations: Life Companies

Discontinued operations consist of: (i) FAFLIC’s discontinued operations, including both the loss associated with the sale of FAFLIC on January 2, 2009 and the loss or income resulting from its prior business operations; and (ii) losses or gains associated with the sale of the variable life insurance and annuity business in 2005.

FAFLIC Discontinued Operations

On January 2, 2009, we sold our remaining life insurance subsidiary, FAFLIC, to Commonwealth Annuity, a subsidiary of Goldman Sachs. We obtained approval from the Massachusetts Division of Insurance for a pre-close dividend from FAFLIC consisting of designated assets with a statutory book value of approximately $130 million. Total net proceeds from the sale, including the dividend, were approximately $230 million, net of transaction costs. Additionally, coincident with the sale transaction, Hanover Insurance and FAFLIC entered into a reinsurance contract whereby Hanover Insurance assumed FAFLIC’s discontinued accident and health insurance business. We also agreed to indemnify Commonwealth Annuity for certain litigation, regulatory matters and other liabilities related to the pre-closing activities of the business transferred. For the year ended December 31, 2008, we recognized a loss from the sale of FAFLIC of $77.3 million.

The following table summarizes the results for this discontinued business for the periods indicated:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2009	2008	2009	2008

Gain (loss) from discontinued FAFLIC business, net of taxes	$0.4	$(21.7)	$6.3	$(92.9)

The gain from FAFLIC’s discontinued operations was $0.4 million for the quarter ended September 30, 2009 and primarily resulted from a tax adjustment relating to the FAFLIC operations in prior tax years. Net losses in the third quarter of 2008 include net realized investment losses of $15.6 million, primarily resulting from other-than-temporary impairments principally in the financial services sector, including Lehman Brothers and Washington Mutual. Additionally, we recognized an increase to the preliminary estimate of loss associated with the sale transaction of $6.1 million.

The gain from FAFLIC’s discontinued operations was $6.3 million for the nine months ended September 30, 2009 and resulted primarily from a change in our estimate of indemnification liabilities related to the sale, the release of sale-related accruals, and the aforementioned tax adjustment. Net losses for the nine months ended September 30, 2008 primarily reflect our preliminary estimate of the loss associated with the sale transaction of $72.2 million and net realized investment losses of $23.0 million. These net realized investment losses primarily resulted from the aforementioned other-than-temporary impairments and losses associated with the sale of fixed maturities. These losses were partially offset by favorable results, primarily attributable to both our traditional and group retirement lines of business.

In connection with the sales transaction, we agreed to indemnify Commonwealth Annuity for certain legal, regulatory and other matters that existed as of the sale. Accordingly, we established a gross liability in accordance with ASC 460, Guarantees – Overall (“ASC 460”) (formerly included under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others) of $9.9 million. As of September 30, 2009, our total gross liability related to these guarantees was $1.9 million. Although we believe our current estimate for this liability is appropriate, there can be no assurance that this estimate will be sufficient to pay future expenses associated with these guarantees.

Gain on Disposal of Variable Life Insurance and Annuity Business

On December 30, 2005, we sold our run-off variable life insurance and annuity business to Goldman Sachs. Results currently consist primarily of expense and recoveries relating to indemnification obligations incurred in connection with this sale. The following table summarizes the results for this discontinued business for the periods indicated:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2009	2008	2009	2008
Gain on disposal of variable life insurance and annuity business, net of taxes	$—	$2.7	$4.1	$8.1

For the nine months ended September 30, 2009, we recorded a gain of $4.1 million, net of tax, primarily related to a change in our estimate of liabilities related to certain indemnities to Goldman Sachs relating to pre-sale activities of the business sold. For the nine months ended September 30, 2008, we recorded a gain of $8.1 million, net of tax, primarily from a $5.8 million release of liabilities in the first half of 2008 related to certain indemnities to Goldman Sachs, and a $2.6 million federal income tax settlement in the third quarter.

As of September 30, 2009, our total gross liability for guarantees and indemnifications provided in connection with the disposal of our former variable life insurance and annuity business was $6.0 million on a pre-tax basis. Although we believe our current estimate for this liability is appropriate, there can be no assurance that this estimate will be sufficient to pay future expenses associated with these guarantees.

Other Items

In the third quarter of 2008, we recognized a $6.4 million tax benefit resulting from a settlement with the Internal Revenue Service (“IRS”) for tax years 1995 through 2001.

There were no net realized gains or losses on investments in the third quarter of 2009, compared to $52.8 million in net realized losses in the same period of 2008. The losses in the third quarter of 2008 were primarily due to other-than temporary impairments of fixed maturities. Net realized losses on investments were $9.7 million for the first nine months of 2009 compared to $60.7 million for the same period of 2008. Net realized losses in 2009 are due to $29.3 million of impairments from both fixed maturities and equity securities, partially offset by $19.6 million of gains recognized primarily from the sale of fixed maturities. In 2008, losses resulted primarily from $66.7 million of impairments, primarily from fixed maturities, partially offset by $6.0 million of gains recognized principally from the sale of fixed maturities.

We completed a cash tender offer to repurchase a portion of our 8.207% Series B Capital Securities due in 2027 that were issued by AFC Capital Trust I and a portion of our 7.625% Senior Debentures due in 2025 that were issued by THG. AFC Capital Trust I was subsequently liquidated as of July 30, 2009. As a result of these actions and including securities repurchased prior and subsequent to the tender offer, we recorded a pre-tax gain of $0.2 million and $34.5 million for the third quarter and the first nine months of 2009 (see “Other Significant Transactions” for further discussion regarding these items).

We recorded a federal income tax benefit on non-segment income of $3.1 million related to the release of a valuation allowance on tax benefits associated with net realized investment losses recognized in the first half of 2009.

Additionally, we recorded $8.6 million in federal income tax expense on non-segment income for the first nine months of 2009, primarily related to the gain from the retirement of corporate debt and repurchase of securities, partially offset by the aforementioned tax benefit.

We recognized income of $10.1 million in the first nine months of 2008, which primarily consists of an $11.1 million gain on the sale of AMGRO, partially offset by losses from the operations of AMGRO during that period.

Net income includes the following items:

	Quarter Ended September 30, 2009
	Property and Casualty
(In millions)	Personal Lines	Commercial Lines	Other Property and Casualty (2)	Total
Net realized investment (losses) gains (1)	$(0.7)	$(0.4)	$1.1	$—
Gain from retirement of corporate debt	—	—	0.2	0.2
Gain from discontinued FAFLIC business, net of taxes	—	—	0.4	0.4
Gain from discontinued accident and health business, net of taxes	—	—	0.7	0.7

	Quarter Ended September 30, 2008
	Property and Casualty
(In millions)	Personal Lines	Commercial Lines	Other Property and Casualty (2)	Life Companies	Total
Net realized investment losses (1)	$(25.2)	$(25.6)	$(2.0)	$—	$(52.8)
Federal income tax settlement	5.5	2.1	(1.2)	—	6.4
Loss from discontinued FAFLIC business, net of taxes	—	—	—	(21.7)	(21.7)
Gain on disposal of variable life insurance and annuity business, net of taxes	—	—	—	2.7	2.7
Other, net of taxes	—	—	—	0.7	0.7

	Nine Months Ended September 30, 2009
	Property and Casualty
(In millions)	Personal Lines	Commercial Lines	Other Property and Casualty (2)	Total
Net realized investment (losses) gains (1)	$(6.6)	$(5.7)	$2.6	$(9.7)
Gain from retirement of corporate debt	—	—	34.5	34.5
Gain from discontinued FAFLIC business, net of taxes	—	—	6.3	6.3
Loss from discontinued accident and health business, net of taxes	—	—	(2.4)	(2.4)
Gain on disposal of variable life insurance and annuity business, net of taxes	—	—	4.1	4.1

	Nine Months Ended September 30, 2008
	Property and Casualty
(In millions)	Personal Lines	Commercial Lines	Other Property and Casualty (2)	Life Companies	Total
Net realized investment (losses) gains (1)	$(31.0)	$(31.2)	$1.5	$—	$(60.7)
Federal income tax settlement	5.5	2.1	(1.2)	—	6.4
Loss from discontinued FAFLIC business (including estimated loss on assets held-for-sale of $72.2), net of taxes	—	—	—	(92.9)	(92.9)
Income from operations of AMGRO (including gain on disposal of $11.1), net of taxes	—	—	10.1	—	10.1
Gain on disposal of variable life insurance and annuity business, net of taxes	—	—	—	8.1	8.1
Other, net of taxes	—	—	—	(0.5)	(0.5)

(1)	We manage investment assets for our property and casualty business based on the requirements of the entire property and casualty group. We allocate the investment income, expenses and realized (losses) gains to our Personal Lines, Commercial Lines and Other Property and Casualty segments based on actuarial information related to the underlying businesses.
(2)	Includes corporate eliminations.

INVESTMENT PORTFOLIO

We held general account investment assets diversified across several asset classes, as follows:

	September 30, 2009		December 31, 2008
(In millions, except percentage data)	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
Fixed maturities (1)	$4,913.4	92.5%	$4,226.3	88.5%
Equity securities (1)	122.0	2.3%	76.2	1.6
Mortgages	20.4	0.4%	31.1	0.6
Cash and cash equivalents (1)	241.3	4.5%	425.4	8.9
Other long-term investments	16.7	0.3%	18.4	0.4

Total, including assets of discontinued operations (2)	5,313.8	100.0%	4,777.4	100.0%
Investment assets of discontinued operations (2)	(116.4)		(113.1)

Total investment assets of continuing operations	$5,197.4		$4,664.3

(1)	We carry these investments at fair value.
(2)	Investment assets of discontinued operations as of September 30, 2009 and December 31, 2008 include our discontinued accident and health business. The investment assets of discontinued operations as of December 31, 2008 in this table exclude our discontinued FAFLIC business. Due to the January 2, 2009 sale of FAFLIC, $1,124.6 million of investment assets transferred to the buyer in 2009.

Investment Assets

The following discussion includes the investment assets of our continuing operations, as well as the investment assets of our discontinued accident and health business.

Total investment assets increased $536.4 million, or 11.2%, to $5.3 billion during the first nine months of 2009, of which fixed maturities increased $687.1 million and cash and cash equivalents decreased $184.1 million. The increase in fixed maturities is primarily due to market value appreciation and from the investment of proceeds from the sale of FAFLIC, as well as our continued investment of a portion of our cash in the bond and equity markets.

Our fixed maturity portfolio is comprised primarily of investment grade corporate securities, residential mortgage-backed securities, taxable and tax-exempt issues of state and local governments, U.S. government and agency securities, commercial mortgage-backed securities and asset-backed securities.

The following table provides information about the investment type and credit quality of our fixed maturities portfolio as of September 30, 2009:

(In millions, except percentage data) Investment Type	Rating Agency Equivalent Designation	Amortized Cost	Fair Value	Net Unrealized Gain (Loss) (1)	Change in Net Unrealized for the Period

Corporates:

NAIC 1	Aaa/Aa/A	$902.1	$936.3	$34.2	$94.0
NAIC 2	Baa	1,059.8	1,103.5	43.7	115.9
NAIC 3 or below	Ba, B, Caa and lower	298.2	294.6	(3.6)	52.9

Total Corporates		2,260.1	2,334.4	74.3	262.8

Asset backed:
Residential mortgage-backed securities		922.1	938.4	16.3	17.6
Commercial mortgage-backed securities		336.7	337.8	1.1	32.0
Asset-backed securities		67.3	70.1	2.8	10.1
Municipals:
Taxable		631.2	635.9	4.7	19.8
Tax exempt		204.8	208.2	3.4	19.9
U.S. government		385.8	388.6	2.8	(1.8)

Total fixed maturities (2)		$4,808.0	$4,913.4	$105.4	$360.4

(1)	Includes $44.0 million unrealized loss related to other-than-temporary impairment losses recognized in other comprehensive income.
(2)	Includes discontinued accident and health business of $111.7 million in amortized cost and $108.3 million in fair value at September 30, 2009.

During 2009, our net unrealized position improved $360.4 million from a net unrealized loss of $255.0 million at December 31, 2008, to a net unrealized gain of $105.4 million at September 30, 2009.

Amortized cost and fair value by rating category were as follows:

(In millions, except percentage data)		September 30, 2009			December 31, 2008
NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost	Fair Value	% of Total Fair Value	Amortized Cost	Fair Value	% of Total Fair Value
1	Aaa/Aa/A	$3,208.0	$3,287.8	66.9%	$3,098.1	$2,997.8	70.9%
2	Baa	1,253.9	1,293.1	26.3	1,074.8	981.5	23.2
3	Ba	159.1	147.0	3.0	151.5	133.2	3.2
4	B	101.8	99.8	2.1	111.0	83.8	2.0
5	Caa and lower	69.1	70.4	1.4	37.1	24.5	0.6
6	In or near default	16.1	15.3	0.3	8.8	5.5	0.1

Total fixed maturities (1)		$ 4,808.0	$4,913.4	100.0%	$4,481.3	$4,226.3	100.0%

(1)	Includes discontinued accident and health business of $111.7 million in amortized cost and $108.3 million in fair value at September 30, 2009, and $99.3 million in amortized cost and $85.4 million in fair value at December 31, 2008.

Based on ratings by the National Association of Insurance Commissioners (“NAIC”), approximately 93% of our fixed maturity portfolio consisted of investment grade securities at September 30, 2009, compared to 94% at December 31, 2008.

The quality of our fixed maturity portfolio remains strong based on ratings, capital structure position, support through guarantees, underlying security and parent ownership and yield curve position. We do not hold any securities in the following sectors: subprime mortgages, either directly or through our mortgage-backed securities; collateralized debt obligations; collateralized loan obligations; or credit derivatives. Our residential mortgage-backed securities constitute $938.4 million of our invested assets, with 21% held in non-agency prime securities, and the remaining invested in agency-sponsored securities. Commercial mortgage-backed securities (“CMBS”) constitute $337.8 million of our invested assets, of which approximately 20% is fully defeased with U.S. government securities. The portfolio is seasoned, with approximately 77% of our CMBS holdings from pre-2005 vintages, 8% from the 2007 vintage, 7% from the 2006 vintage and 8% from the 2005 vintage. The CMBS portfolio is of high quality with approximately 82% being AAA rated and 18% rated AA or A. The CMBS portfolio has a weighted average loan-to-value ratio of approximately 69% as of September 30, 2009. Our direct commercial mortgage portfolio is only $30.9 million as of September 30, 2009, including credit tenant loan fixed maturities. These mortgages are of high quality, with 54% maturing by the end of 2010. Our municipal bond portfolio constitutes approximately 16% of invested assets and is substantially all investment grade. Financial guarantor insurance enhanced municipal bonds were $327.7 million, or approximately 39% of our municipal bond portfolio as of September 30, 2009. Without regard to the insurance enhancement, 98% of our municipal bond portfolio is investment grade as of September 30, 2009. U.S. agency debt securities represent about 4% of the portfolio and we have no investments in their preferred stock or equity except for our $8.1 million equity investment in FHLBB required by our membership in their collateralized borrowing program.

At September 30, 2009, $78.7 million of our fixed maturities were invested in traditional private placement securities, as compared to $75.8 million at December 31, 2008. Fair values of traditional private placement securities are determined either by a third party broker or by pricing models that use discounted cash flow analyses.

Our fixed maturity and equity securities are classified as available-for-sale and are carried at fair value. Financial instruments whose value is determined using significant management judgment or estimation constitute approximately 2% of the total assets and liabilities we measured at fair value. (See also Note 6 – Fair Value).

Although we expect to invest new funds primarily in cash, cash equivalents and investment grade fixed maturities, we have invested a small portion of funds in common equity securities, and we may invest a portion in below investment grade fixed maturities and other assets. The average earned yield on fixed maturities was 5.6% and 5.7% for the nine months ended September 30, 2009 and the year ended December 31, 2008, respectively.

Other-than-Temporary Impairments

Cumulative Effect

As more fully described in Note 5 of the consolidated financial statements, we account for other-than-temporary impairments in accordance with ASC 320, Investments - Debt and Equity Securities (“ASC 320”) (formerly included under FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments). On April 1, 2009, we adopted accounting guidance that is now included in ASC 320, which required us to modify our assessment of other-than-temporary impairments (“OTTI”) on debt securities, as well as our method of recording and reporting other-than-temporary impairments. In accordance with ASC 320, we reviewed OTTI previously recorded through realized losses on securities held at April 1, 2009, which were $121.6 million, and determined that $33.3 million of these impairments were related to non-credit factors, such as interest rates and market conditions. Accordingly, we increased the amortized cost basis of these debt securities and recorded a cumulative effect adjustment of $33.3 million within shareholders’ equity. The cumulative effect adjustment had no effect on total shareholders’ equity as it increased retained earnings and reduced accumulated other comprehensive income.

Under the new accounting guidance, if a company does not intend to sell the debt security, or more likely than not will not be required to sell it, the credit loss portion of an other-than-temporary impairment is recorded through earnings while the portion attributable to all other factors is recorded separately as a component of other comprehensive income.

Other-Than-Temporary Impairments

For the first nine months of 2009, we recorded $39.1 million of other-than-temporary impairments of fixed maturities and equity securities, of which $29.3 million was recognized in earnings and the remaining $9.8 million was recorded as an unrealized loss in accumulated other comprehensive income. Other-than-temporary impairments recognized in earnings in the first nine months of 2009 primarily include losses on below investment grade fixed maturities of $18.1 million, principally from corporate bonds in the industrial sector, and $9.5 million from perpetual preferred securities primarily in the finance sector. During the first nine months of 2008, other-than-temporary impairments of $66.7 million resulted from credit-related losses on fixed maturities in the financial sector, as well as our exposure to below investment grade securities, particularly in the industrial sector.

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

When an other-than-temporary impairment of a debt security occurs, and we intend to sell or more likely than not will be required to sell the investment before recovery of its amortized cost basis, the amortized cost of the security is reduced to its fair value, with a corresponding charge to earnings, which reduces net income and earnings per share. If we do not intend to sell the fixed maturity investment or more likely than not will not be required to sell it, we separate the other-than-temporary impairment into the amount we estimate represents the credit loss and the amount related to all other factors. The amount of the estimated loss attributable to credit is recognized in earnings, which reduces net income and earnings per share. The amount of the estimated other-than-temporary impairment that is non-credit related is recognized in other comprehensive income, net of applicable taxes.

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

Unrealized Losses

The following table provides information about our fixed maturities and equity securities that are in a gross unrealized loss position.

	September 30, 2009
	12 months or less		Greater than 12 months		Total
(In millions)	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI (1)	Fair Value

Fixed maturities:
Investment grade:
U.S. Treasury securities and U.S. government and agency securities	$1.9	$90.1	$—	$—	$1.9	$90.1
States and political subdivisions	3.2	92.1	9.0	123.6	12.2	215.7
Corporate fixed maturities (2)	4.1	75.6	32.3	193.5	36.4	269.1
Residential mortgage-backed securities	3.9	64.6	4.8	72.1	8.7	136.7
Commercial mortgage-backed securities	1.2	3.3	11.1	48.9	12.3	52.2

Total investment grade	14.3	325.7	57.2	438.1	71.5	763.8
Below investment grade (3):
States and political subdivisions	—	—	3.5	8.6	3.5	8.6
Corporate fixed maturities (2)	19.7	89.8	13.9	132.2	33.6	222.0
Residential mortgage-backed securities	4.7	9.5	4.6	19.5	9.3	29.0

Total below investment grade	24.4	99.3	22.0	160.3	46.4	259.6

Total fixed maturities	38.7	425.0	79.2	598.4	117.9	1,023.4

Equity securities:
Common equity securities	0.1	0.1	—	—	0.1	0.1

Total equity securities	0.1	0.1	—	—	0.1	0.1

Total (4)	$38.8	$425.1	$79.2	$598.4	$118.0	$1,023.5

(1)	Includes $44.0 million unrealized loss related to other-than-temporary impairment losses recognized in other comprehensive income.
(2)	Gross unrealized losses on corporate fixed maturities include $44.4 million in the financial sector, $19.9 million in the industrial sector, and $5.7 million in utilities and other.
(3)	Substantially all below investment grade securities with an unrealized loss had been rated by the NAIC, Standard & Poor’s or Moody’s at September 30, 2009.
(4)	Includes discontinued accident and health business of $11.1 million in gross unrealized losses with $36.3 million in fair value at September 30, 2009.

	December 31, 2008
	12 months or less		Greater than 12 months		Total
(In millions)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

Fixed maturities:
Investment grade:
U.S. Treasury securities and U.S. government and agency securities	$0.7	$70.2	$—	$—	$0.7	$70.2
States and political subdivisions	26.8	352.3	3.9	56.5	30.7	408.8
Corporate fixed maturities (1)	89.4	1,028.4	70.2	295.9	159.6	1,324.3
Residential mortgage-backed securities	18.6	110.4	3.2	30.2	21.8	140.6
Commercial mortgage-backed securities	14.7	162.8	17.1	87.2	31.8	250.0

Total investment grade	150.2	1,724.1	94.4	469.8	244.6	2,193.9

Below investment grade (2):
States and political subdivisions	4.7	6.9	—	—	4.7	6.9
Corporate fixed maturities (1)	59.5	144.1	—	—	59.5	144.1
Residential mortgage-backed securities	—	1.5	—	—	—	1.5

Total below investment grade	64.2	152.5	—	—	64.2	152.5

Total fixed maturities	214.4	1,876.6	94.4	469.8	308.8	2,346.4

Equity securities :
Perpetual preferred securities	—	—	13.4	28.5	13.4	28.5
Common equity securities	11.4	32.3	—	—	11.4	32.3

Total equity securities	11.4	32.3	13.4	28.5	24.8	60.8

Total (3)	$225.8	$1,908.9	$107.8	$498.3	$333.6	$2,407.2

(1)	Gross unrealized losses for corporate fixed maturities include $95.9 million in the industrial sector, $80.5 million in the financial sector, $34.8 million in the utilities sector and $7.9 million in other.
(2)	Substantially all below investment grade securities with an unrealized loss had been rated by the NAIC, Standard & Poor’s or Moody’s at December 31, 2008.
(3)	Includes discontinued accident and health business of $15.7 million in gross unrealized losses with $52.3 million in fair value at December 31, 2008.

Gross unrealized losses on fixed maturities and equity securities decreased $215.6 million, or 64.6%, from $333.6 million at December 31, 2008. The decrease in unrealized losses was primarily due to tightening of credit spreads of investment grade corporate bonds, below investment grade corporate bonds, taxable and tax-exempt municipal bonds, and commercial and residential mortgage-backed securities during the first nine months of 2009. Equity values also increased during the first nine months of 2009. At September 30, 2009, gross unrealized losses primarily consist of $70.0 million of corporate fixed maturities, $30.3 million of mortgage-backed securities and $15.7 million in municipal bonds. Gross unrealized losses on corporate fixed maturities include $44.4 million in the financial sector, $19.9 million in the industrial sector and $5.7 million in utilities and other.

The following table includes our top twenty-five financial sector fixed maturity holdings and related financial ratings as of September 30, 2009.

(In millions, except percentage data)
Issuer	Amortized Cost	Fair Value	As a % of Invested Assets	S&P Ratings
Bank of America	$34.2	$30.4	0.57%	A-
Wells Fargo	21.9	21.9	0.41%	AA-
PNC Bank	19.9	19.3	0.36%	A
GE Capital	19.3	19.6	0.37%	AA+
American Express	18.3	18.0	0.34%	BBB+
Capital One	17.4	17.9	0.34%	BBB
Manufacturers & Traders Bank	15.1	12.6	0.24%	A-
Morgan Stanley	15.0	16.2	0.31%	A
Fifth Third Bancorp	15.0	13.1	0.25%	BBB-
Student Loan Market	14.5	14.2	0.27%	BBB-
Bank of Scotland	13.0	12.8	0.24%	BBB
Genworth Global Funding	12.9	12.7	0.24%	BBB
Branch Bank & Trust	12.5	12.7	0.24%	A
Prudential Financial	12.5	12.9	0.24%	A
Charter One	12.1	12.2	0.23%	BBB+
Goldman Sachs	12.0	12.1	0.23%	A
Union Bank of California	11.5	11.4	0.21%	A
American General Finance	10.8	8.5	0.16%	BB+
Aetna	10.6	11.0	0.21%	A-
FMR	10.5	10.7	0.20%	A+
Simon Property Group	10.1	10.3	0.19%	A-
Regions Bank	10.1	8.2	0.15%	BB+
Bank of Oklahoma	10.0	9.0	0.17%	BBB+
Bank of New York Mellon	9.6	9.8	0.18%	A+
Lincoln National	9.5	7.1	0.13%	BBB

Top 25 Financial	358.3	344.6
Other Financial	143.9	137.5

Total Financial	$502.2	$482.1

The following table includes our top twenty-five industrial sector corporate fixed maturity holdings and related financial ratings as of September 30, 2009.

(In millions, except percentage data)
Issuer	Amortized Cost	Fair Value	As a % of Invested Assets	S&P Ratings
Valero Energy	$19.7	$19.4	0.37%	BBB
Union Pacific	19.3	20.1	0.38%	BBB
Conoco Phillips	18.0	19.2	0.36%	A
AT&T	17.8	19.0	0.36%	A
Safeway	17.4	18.5	0.35%	BBB
Kroger	17.4	18.4	0.35%	BBB
CVS	17.3	18.3	0.34%	BBB+
Home Depot	16.9	17.8	0.34%	BBB+
Miller Brewing	16.4	17.6	0.33%	BBB+
Comcast	15.8	17.6	0.33%	BBB+
Schering-Plough	15.4	16.7	0.31%	A-
Canadian National Railways	15.0	16.2	0.30%	A-
Shell	15.0	15.8	0.30%	AA
Vodafone	14.9	15.9	0.30%	A-
BP Capital Markets	14.4	14.9	0.28%	AA
Deutsche Telecom	13.9	14.9	0.28%	BBB+
Lowe’s	13.6	14.8	0.28%	A+
XTO Energy	13.3	13.9	0.27%	BBB
Verizon	13.2	13.8	0.26%	A
Encana	12.3	13.0	0.24%	A-
British Telecom	12.3	12.7	0.24%	BBB
Canadian Natural Resources	12.2	12.9	0.24%	BBB
Holcim	12.0	12.7	0.24%	BBB-
Anheuser-Busch	12.0	13.0	0.24%	BBB+
Lockheed Martin	11.9	12.4	0.23%	A-

Top 25 Industrial	377.4	399.5	7.52%
Other Industrial	909.5	959.2	18.05%

Total Industrial	$1,286.9	$1,358.7	25.57%

Obligations of states and political subdivisions, the U.S. Treasury, U.S. government and agency securities had associated gross unrealized losses of $17.6 million and $36.6 million at September 30, 2009 and December 31, 2008, respectively.

Substantially all below investment grade securities with an unrealized loss had been rated by the NAIC, Standard & Poor’s or Moody’s.

We view the gross unrealized losses on fixed maturities and equity securities as being temporary since it is our assessment that these securities will recover in the near term, as evidenced by the improvement in unrealized losses during the year. Management believes that government actions, including The Emergency Economic Stabilization Act of 2008, the 2009 American Recovery and Reinvestment Act and other U.S. and global government programs and the quality of our assets will allow us to realize the securities’ anticipated long-term economic value. With respect to gross unrealized losses on fixed maturities, we do not intend to sell nor is it more likely than not we will be required to sell debt securities before this expected recovery of amortized cost (See also “Liquidity and Capital Resources”). With respect to equity securities, we had the intent and ability to retain such investments for the period of time anticipated to allow for this expected recovery in fair value. The risks inherent in our assessment methodology include the risk that, subsequent to the balance sheet date, market factors may differ from our expectations; government actions do not have the intended affect of stabilizing financial institutions and financial markets; the global economic slowdown is longer or more severe than we expect; we may decide to subsequently sell a security for unforeseen business needs; or changes in the credit assessment or equity characteristics from our original assessment may lead us to determine that a sale at the current value would maximize recovery on such investments. To the extent that there are such adverse changes, an other-than-temporary impairment would be recognized. Although unrealized losses are not reflected in the results of financial operations until they are realized or deemed “other-than-temporary”, the fair value of the underlying investment, which does reflect the unrealized loss, is reflected in our Consolidated Balance Sheets.

The following table sets forth gross unrealized losses for fixed maturities by maturity period and gross unrealized losses for equity securities at September 30, 2009 and December 31, 2008. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers. Mortgage-backed securities are included in the category representing their ultimate maturity.

(In millions)	September 30, 2009	December 31, 2008
Due in one year or less	$0.8	$2.1
Due after one year through five years	25.4	84.0
Due after five years through ten years	30.5	115.6
Due after ten years	61.2	107.1

Total fixed maturities	117.9	308.8
Equity securities	0.1	24.8

Total fixed maturities and equity securities (1)	$118.0	$333.6

(1)	Includes discontinued accident and health business of $11.1 million and $15.7 million in gross unrealized losses at September 30, 2009 and December 31, 2008, respectively.

Our investment portfolio and shareholders’ equity can be and have been significantly impacted by the changes in market values of our securities. During 2008, there were significant declines in the market values of our fixed maturity securities, particularly in the industrial and financial sectors. Although we have seen substantial improvement in unrealized losses in the first nine months of 2009, economic conditions remain strained, market values could continue to fluctuate, and defaults on corporate fixed income securities are expected to increase. As a result, depending on market conditions, we could incur additional realized and unrealized losses in future periods, which could have a material adverse impact on our results of operations and/or financial position.

We experienced defaults in the first nine months of 2009 on certain fixed maturities of issuers in the industrial sector. The carrying value of fixed maturity securities on non-accrual status at September 30, 2009 and December 31, 2008 was not material. The effect of non-accruals for the nine months ended September 30, 2009 and 2008, compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities, was a reduction in net investment income of $2.4 million and $1.3 million, respectively. Any defaults in the fixed maturities portfolio in future periods may negatively affect investment income.

Recent developments have illustrated that the U.S. and global financial markets and economies, while perhaps beginning to recover, are in an unprecedented period of uncertainty and instability. Many issuers continue to face adverse business and liquidity circumstances, increasing the likelihood of unanticipated defaults during 2009. While we may experience a significant increase in defaults on corporate fixed income securities in 2009, particularly with respect to non-investment grade securities, it is difficult to foresee what issuers, industries or markets will be affected. As a result, the value of our fixed maturity portfolio could change rapidly in ways we cannot currently anticipate. Depending on market conditions, we could incur additional realized and unrealized losses in future periods.

INCOME TAXES

We file a consolidated United States federal income tax return that includes the holding company and its domestic subsidiaries (including non-insurance operations).

Quarter Ended September 30, 2009 Compared to Quarter Ended September 30, 2008

The provision for federal income taxes from continuing operations was an expense of $18.9 million during the third quarter of 2009, compared to a benefit of $5.5 million during the same period in 2008. These provisions resulted in consolidated effective federal tax rates of 28.0% and 11.2% for the quarters ended September 30, 2009 and 2008, respectively. The 2009 provision reflects a decrease in our valuation allowance of $3.4 million and the 2008 provision reflects a $6.4 million benefit resulting from the settlement with the IRS of tax years 1995 through 2001. Absent the aforementioned benefits, the provisions for federal income taxes from continuing operations would have been an expense of $22.3 million or 33.0% and an expense of $0.9 million, or (1.8%), for the quarter ended September 30 2009 and 2008, respectively. The lower effective rate in 2008 primarily reflects losses in the quarter, which were more than offset by our impairment of tax benefits related to our realized investment losses as it was our opinion that it is more likely than not that we will be unable to realize these benefits. However, in 2009, a recovery in the value of our investments has resulted in our conclusion that we can realize the tax benefit from our net realized losses occurring in 2009. Accordingly, we decreased our valuation allowance by the aforementioned $3.4 million.

Our federal income tax expense on segment income was $22.0 million during the third quarter of 2009, compared to $0.5 million during the same period in 2008. These provisions resulted in effective tax rates for segment income of 32.7% and 13.2% in 2009 and 2008, respectively. The increase in the rate is primarily due to the increase in underwriting income.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

The provision for federal income taxes from continuing operations was an expense of $65.5 million for the first nine months of 2009, compared to $52.4 million during the same period in 2008. These provisions resulted in consolidated effective federal tax rates of 33.2% and 45.9% for the nine months ended September 30, 2009 and 2008, respectively. The decrease in the tax rate in the current period is primarily due to the absence of a tax benefit in the prior period related to our realized investment losses.

Our federal income tax expense on segment income was $56.9 million for the first nine months of 2009, compared to $58.4 million during the same period in 2008. These provisions resulted in relatively consistent effective tax rates for segment income of 33.0% and 33.4% in 2009 and 2008, respectively.

In the first nine months of 2009, we decreased our valuation allowance related to our deferred tax asset by $118.9 million, from $348.2 million to $229.3 million. The decrease in this valuation allowance resulted from unrealized appreciation in our investment portfolio. Accordingly, we recorded decreases in our valuation allowance of $108.4 million as an adjustment to Accumulated Other Comprehensive Income and $11.6 million as an adjustment to Retained Earnings for the cumulative effect of adopting revised investment asset impairment guidance under ASC 320, Investments – Debt and Equity Securities (“ASC 320”). These decreases are partially offset by increases in our valuation allowance of $1.1 million as an adjustment to Discontinued Operations in our Consolidated Statements of Income.

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

Property and Casualty Insurance Reserves

See Segment Results – Reserves for Losses and Loss Adjustment Expenses on pages 51 to 61 of this form 10-Q for a discussion of our critical accounting estimates for loss reserves.

Property and Casualty Insurance Recoverables

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

We account for our pension plans in accordance with ASC 715, Compensation – Retirement Benefits (“ASC 715”) (formerly included under Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements 87, 88, 106, and 132(R) and Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions). In order to measure the liabilities and expense associated with these plans, we must make various estimates and key assumptions, including discount rates used to value liabilities, assumed rates of return on plan assets, employee turnover rates and anticipated mortality rates. These estimates and assumptions are reviewed at least annually and are based on our historical experience, as well as current facts and circumstances. In addition, we use outside actuaries to assist in measuring the expenses and liabilities associated with this plan.

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

Other-than-Temporary Impairments

We employ a systematic methodology to evaluate declines in fair values below amortized cost for all investments. The methodology utilizes a quantitative and qualitative process ensuring that available evidence concerning the declines in fair value below amortized cost is evaluated in a disciplined manner. In determining whether a decline in fair value below amortized cost is other-than-temporary, we evaluate several factors and circumstances, including the issuer’s overall financial condition; the issuer’s credit and financial strength ratings; the issuer’s financial performance, including earnings trends, dividend payments, and asset quality; any specific events which may influence the operations of the issuer, including governmental actions such as the enactment of The Emergency Economic Stabilization Act of 2008 and receipt of related funds; a weakening of the general market conditions in the industry or geographic region in which the issuer operates; the length of time and the degree to which the fair value of an issuer’s securities remains below our cost; with respect to fixed maturity investments, any factors that might raise doubt about the issuer’s ability to pay all amounts due according to the contractual terms and whether we expect to recover the entire amortized cost basis of the security; and with respect to equity securities, our ability and intent to hold the investment for a period of time to allow for a recovery in value. We apply these factors to all securities.

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

When an other-than-temporary impairment of a debt security occurs, and we intend to sell or more likely than not will be required to sell the investment before recovery of its amortized cost basis, the amortized cost of the security is reduced to its fair value, with a corresponding charge to earnings, which reduces net income and earnings per share. If we do not intend to sell the fixed maturity investment or more likely than not will not be required to sell it, we separate the other-than-temporary impairment into the amount we estimate represents the credit loss and the amount related to all other factors. The amount of the estimated loss attributable to credit is recognized in earnings, which reduces net income and earnings per share. The amount of the estimated other-than-temporary impairment that is non-credit related is recognized in other comprehensive income, net of applicable taxes.

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

Temporary declines in market value are recorded as unrealized losses, which do not affect net income and earnings per share, but reduce other comprehensive income, which is reflected in our Consolidated Balance Sheets. We cannot provide assurance that the other-than-temporary impairments will be adequate to cover future losses or that we will not have substantial additional impairments in the future. (See “Investment Portfolio” for further discussion regarding other-than-temporary impairments and securities in an unrealized loss position).

OTHER SIGNIFICANT TRANSACTIONS

On September 25, 2009, Hanover Insurance received an advance of $125 million through its membership in the FHLBB as part of a collateralized borrowing program. This advance bears interest at a fixed rate of 5.50% per annum over a twenty-year term. As collateral to FHLBB, Hanover Insurance has pledged government agency securities with a fair value of $142.8 million as of September 30, 2009. The fair value of the collateral pledged must be maintained at certain specified levels of the borrowed amount, which can vary depending on the type of assets pledged. If the fair value of this collateral declines below these specified levels, Hanover Insurance would be required to pledge additional collateral or repay outstanding borrowings. Hanover Insurance is permitted to voluntarily repay the outstanding borrowings at any time, subject to a repayment fee. As a requirement of membership in the FHLBB, Hanover Insurance acquired $2.5 million of FHLBB stock, and as a condition to participating in the FHLBB’s collateralized borrowing program, it was required to purchase additional shares of FHLBB stock in an amount equal to 4.5% of its outstanding borrowings; such purchases have totaled $5.6 million through September 30, 2009. The proceeds from the borrowing were used by Hanover Insurance to acquire AIX from the holding company.

On September 24, 2009, our Board of Directors authorized a $100 million increase to our existing common stock repurchase program. The Board of Directors, on October 16, 2007, had initially authorized the repurchase of up to $100 million of common stock. As a result of the increase, the program provides for aggregate repurchases of up to $200 million. Under the repurchase authorization, we may repurchase our common stock from time to time, in amounts and prices and at such times as we deem appropriate, subject to market conditions and other considerations. Our repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. In the first nine months of 2009, we purchased 0.9 million shares at a cost of $36.1 million. Total repurchases under this program as of September 30, 2009 were 2.3 million shares at a cost of $96.3 million.

We liquidated the AFC Capital Trust I (the “Trust”) on July 30, 2009. Each holder of our 8.207% Series B Capital Securities (“Capital Securities”) as of that date received a principal amount of our Series B 8.207% Junior Subordinated Deferrable Interest Debentures (“Junior Debentures”) due February 3, 2027 equal to the liquidation amount of the Capital Securities held by such holder. The liquidation of the Trust did not have an effect on our results of operations or financial position.

On June 29, 2009, we completed a cash tender offer to repurchase a portion of our Capital Securities that were issued by the Trust and a portion of our Senior Debentures that were issued by THG. As of that date, $69.3 million of Capital Securities were tendered at a price equal to $800 per $1,000 of face value. In addition, we accepted for tender a principal amount of $77.3 million of Senior Debentures. Depending on the time of tender, holders of the Senior Debentures accepted for purchase received a price of either $870 or $900 per $1,000 of face value. Separately, we held $65.0 million of Capital Securities previously repurchased at a discount in the open market prior to the tender offer. In addition, during the third quarter of 2009, we retired an additional $1.1 million of 7.625% Senior Debentures (“Senior Debentures”) due in 2025. Including securities repurchased through the tender offer, and before and subsequent to the tender offer, we recognized a pre-tax gain of $0.2 million and $34.5 million in the quarter and nine months ended September 30, 2009. As of September 30, 2009, a principal amount of $165.7 million of Junior Debentures and $121.6 million of Senior Debentures not held by the Company remained outstanding.

On November 28, 2008, we acquired AIX for approximately $100 million, subject to various terms and conditions. AIX is a specialty property and casualty insurer that underwrites and manages program business.

On June 2, 2008, we completed the sale of our premium financing subsidiary, AMGRO, to Premium Financing Specialists, Inc. We recorded a gain of $11.1 million related to this sale, which was reflected in the Consolidated Statement of Income as part of Discontinued Operations in the second quarter of 2008.

On March 14, 2008, we acquired all of the outstanding shares of Verlan for $29.0 million. Verlan, now referred to as Hanover Specialty Property, is a specialty company providing property insurance to small and medium-sized manufacturing and distribution companies that are highly protected fire risks.

STATUTORY CAPITAL OF INSURANCE SUBSIDIARIES

The following table reflects the consolidated Total Adjusted Capital for our property and casualty businesses as of September 30, 2009 and December 31, 2008:

(In millions)	September 30, 2009	December 31, 2008

Total Adjusted Capital–Combined P&C Companies	$1,709.8	$1,600.7

The consolidated total adjusted capital position improved $109.1 million during the first nine months of 2009. The increase is primarily due to underwriting results in the first nine months of 2009 and net unrealized gains. These increases were partially offset by decreases in surplus relating to the purchase of FAFLIC’s non-admitted assets in connection with its sale on January 2, 2009.

The NAIC prescribes an annual calculation regarding risk based capital (“RBC”). RBC ratios for regulatory purposes, as described in the glossary, are expressed as a percentage of the capital required to be above the Authorized Control Level (the “Regulatory Scale”); however, in the insurance industry RBC ratios are widely expressed as a percentage of the Company Action Level. The following table reflects the Company Action Level, the Authorized Control Level and RBC ratios for Hanover Insurance, as of September 30, 2009, expressed both on the Industry Scale (Total Adjusted Capital divided by the Company Action Level) and Regulatory Scale (Total Adjusted Capital divided by Authorized Control Level):

(In millions, except ratios)	Company Action Level	Authorized Control Level	RBC Ratio Industry Scale	RBC Ratio Regulatory Scale

The Hanover Insurance Company	$516.9	$258.5	330%	660%

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

Net cash provided by operating activities was $26.9 million during the first nine months of 2009, as compared to net cash provided of $174.5 million in 2008. The $147.6 million decrease in cash used in operating activities primarily resulted from an increase in net loss and LAE payments, an increased level of funding associated with our qualified defined benefit pension plan, and an increase in expenditures related to our business investments, primarily investments in product development and technology.

Net cash used in investing activities was $355.5 million during the first nine months of 2009, compared to net cash provided of $30.0 million for the same period of 2008. During 2009, cash was primarily used as we invested the proceeds from the sale of our Life Companies into fixed maturities and began reinvesting a portion of existing cash into fixed maturities. This investing activity was partially offset by cash provided from sales of fixed maturities to fund the repurchase of corporate debt and our stock repurchase program. During 2008, cash was provided by net sales of fixed maturity securities primarily to fund operational cash flow requirements of our property and casualty business, the stock repurchase program and maturity of a trust instrument supported by a funding obligation. In addition, cash increased in connection with the sale of AMGRO resulting from the settlement, in cash, of an intercompany loan with Hanover Insurance. Partially offsetting these increases were cash payments made in connection with the acquisition of Verlan Holdings, Inc.

Net cash provided by financing activities was $40.5 million during the first nine months of 2009, as compared to net cash used of $63.0 million in 2008. During 2009, cash provided by financing activities primarily resulted from a $125.0 million advance received as part of the FHLBB collateralized borrowing program and cash collateral received related to our securities lending program, partially offset by $125.9 million used to repurchase a portion of our corporate debt (see Significant Transactions), and net repurchases of treasury stock. During 2008, cash used in financing activities primarily resulted from net repurchases of treasury stock and the maturity of a trust instrument supported by a funding obligation, partially offset by cash inflows from our securities lending program.

At September 30, 2009, THG, as a holding company, held $311.4 million of fixed maturities and cash. During the third quarter, Hanover Insurance purchased AIX from the holding company for approximately $130 million consisting of both cash and fixed maturities. We believe our holding company assets are sufficient to meet our obligations through the remainder of 2009, which currently consist primarily of interest on our remaining senior debentures, costs associated with retirement benefits provided to our former life employees and agents, and to the extent required, payments related to indemnification of liabilities associated with the sale of various subsidiaries. We do not expect that it will be necessary to dividend funds from our insurance subsidiaries in order to fund 2009 holding company obligations.

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

We expect to continue to generate sufficient positive operating cash to meet all short-term and long-term cash requirements, including the funding of our qualified defined benefit pension plan. For the nine months ended September 30, 2009, we contributed $45.2 million to our qualified defined benefit pension plan of which approximately $32 million was discretionary. As a result of this discretionary funding and should we elect to apply this excess funding to satisfy the minimum contributions required for the 2010 plan year, we would not be required to contribute cash to the qualified plan during 2010. Subsequent to 2010, depending on market conditions, we may be required to make significant cash contributions to our qualified defined benefit pension plan.

Our insurance subsidiaries maintain a high degree of liquidity within their respective investment portfolios in fixed maturity and short-term investments. In 2008 and extending into the early part of 2009, the financial markets experienced unprecedented declines in value, especially in the financial and industrial sectors. Many securities currently held by THG and its subsidiaries experienced the impact of these significant changes in market value. Due to continued tightening of credit spreads during the second and third quarter of 2009, there has been substantial improvement in our unrealized position from a net unrealized loss position, in the first nine months of 2009, to a net unrealized gain position, resulting in net unrealized gains of approximately $120 million on securities held. We believe that ongoing government actions and the quality of the assets we hold will allow us to realize the long-term economic value of our portfolio, including securities that are currently in an unrealized loss position. We do not anticipate the need to sell these securities to meet our insurance subsidiaries’ cash requirements. We expect our insurance subsidiaries to generate sufficient operating cash to meet all short-term and long-term cash requirements. However, there can be no assurance that unforeseen business needs or other items will not occur causing us to have to sell those securities in a loss position before their values fully recover; thereby causing us to recognize impairment charges in that time period.

On October 20, 2009, our Board of Directors declared an annual dividend of $0.75 per share on our issued and outstanding common stock, payable December 9, 2009 to shareholders of record at the close of business on November 25, 2009. In addition, the Board of Directors also authorized a change in our dividend payment schedule from an annual cash dividend to quarterly dividend payments beginning in fiscal year 2010. These dividend payments will be subject to quarterly board approval and declaration.

On September 24, 2009, our Board of Directors authorized a $100 million increase to our existing common stock repurchase program. The Board of Directors, on October 16, 2007, had initially authorized the repurchase up to $100 million of common stock. The increase will provide for aggregate repurchases under the program of up to $200 million. Under the repurchase authorization, we may repurchase our common stock from time to time, in amounts and prices and at such times as we deem appropriate, subject to market conditions and other considerations. Our repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. In the first nine months of 2009, we purchased 0.9 million shares at a cost of $36.1 million. Total repurchases under this program as of September 30, 2009 were 2.3 million shares at a cost of $96.3 million.

Through September 30, 2009, we have repurchased $106.2 million of Capital Securities with a face value of $134.3 million that were previously issued by AFC Capital Trust I and $70.5 million of senior debentures with a face value of $78.4 million that were issued by THG. (See Other Significant Transactions of this form 10-Q for further discussion). On July 30, 2009, we liquidated AFC Capital Trust I, which previously held our Capital Securities, and exchanged all of the outstanding Capital Securities for like junior debentures, issued by the holding company. We may continue to repurchase senior or junior debentures on an opportunistic basis. As of September 30, 2009, junior debentures with a face value of $165.7 million and senior debentures with a face value of $121.6 million remained outstanding.

In June 2007, we entered into a $150.0 million committed syndicated credit agreement which expires in June 2010. Borrowings, if any, under this agreement are unsecured and incur interest at a rate per annum equal to, at our option, a designated base rate or the Eurodollar rate plus applicable margin. The agreement provides covenants, including, but not limited to, maintaining a certain level of equity and an RBC ratio in our primary property and casualty companies of at least 175% (based on the Industry Scale). We had no borrowings under this line of credit during the first nine months of 2009. Additionally, we had no commercial paper borrowings as of September 30, 2009 and we do not anticipate implementing a commercial paper program in 2009.

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

Hurricane Katrina Litigation

We have been named as a defendant in various litigations, including putative class actions, relating to disputes arising from damages which occurred as a result of Hurricane Katrina in 2005. As of September 30, 2009, there were approximately 47 such cases. These cases have been filed in both Louisiana state courts and federal district courts. These cases generally involve, among other claims, disputes as to the amount of reimbursable claims in particular cases (e.g. how much of the damage to an insured property is attributable to flood and therefore not covered, and how much is attributable to wind, which may be covered), as well as the scope of insurance coverage under homeowners and commercial property policies due to flooding, civil authority actions, loss of landscaping, business interruption and other matters. Certain of these cases claim a breach of duty of good faith or violations of Louisiana insurance claims handling laws or regulations and involve claims for punitive or exemplary damages.

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

Certain Regulatory and Industry Developments

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

In February 2009, the Governor of Michigan called upon every automobile insurer operating in the state to freeze personal automobile insurance rates for 12 months to allow time for the legislature to enact comprehensive automobile insurance reform. In addition, she endorsed a number of proposals by her appointed Automobile and Home Insurance Consumer Advocate which would, among other things, change the current rate approval process from the current “file and use” system to “prior approval”, mandate “affordable” rates, reduce the threshold for lawsuits to be filed in “at fault” incidents, and prohibit the use of certain underwriting criteria such as credit-based insurance scores. The Office of Financial and Insurance Regulation (“OFIR”) had previously issued regulations prohibiting the use of credit scores to rate personal lines insurance policies, which regulations are the subject of litigation being reviewed by the Michigan Supreme Court. Oral arguments were held before the Supreme Court on October 7, 2009. Pending a determination by the Michigan Supreme Court, OFIR is enjoined from disapproving rates on the basis that they are based in part on credit-based insurance scores. At this time, we are unable to predict the likelihood of adoption or impact on our business of any such proposals or regulations, but any such restrictions could have an adverse effect on our results of operations.

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

RECENT DEVELOPMENTS

On October 20, 2009, the Board of Directors declared an annual dividend of $0.75 per share on the issued and outstanding common stock of THG, payable December 9, 2009, to shareholders of record at the close of business on November 25, 2009. In addition, the Board of Directors authorized a change in our dividend payment schedule from an annual cash dividend to quarterly dividend payments beginning in fiscal year 2010. These dividend payments will be subject to quarterly board approval and declaration.

RISKS AND FORWARD LOOKING STATEMENTS

Management’s Discussion and Analysis contains “forward–looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. For a discussion of indicators of forward-looking statements and specific important factors that could cause actual results to differ materially from those contained in forward–looking statements, see Item 1A of this Quarterly Report on Form 10-Q and in Part I – Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. This Management’s Discussion and Analysis should be read and interpreted in light of such factors.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Our market risks, and the ways we manage them, are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2008, included in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes in the first nine months of 2009 to these risks or our management of them. The following interest rate sensitivity table is intended to supplement our interest rate sensitivity discussion included in the Annual Report on Form 10-K for the year ended December 31, 2008.

INTEREST RATE SENSITIVITY

The following table illustrates the estimated impact on the fair value of our investment portfolio at September 30, 2009 of hypothetical changes in prevailing interest rates, defined as changes in interest rates on U.S. Treasury debt. It does not reflect changes in credit spreads, liquidity spreads and other factors that affect the value of securities. Since changes in prevailing interest rates are often accompanied by changes in these other factors, the reader should not assume that an actual change in interest rates would result in the values illustrated.

(Fair value, in millions)

Investment Type	+300bp	+200bp	+100bp	0	-100bp	-200bp	-300bp

Residential mortgage-backed securities	$800	$845	$890	$940	$950	$950	$950

All other fixed income securities	3,475	3,630	3,800	3,975	4,150	4,295	4,385

Total	$4,275	$4,475	$4,690	$4,915	$5,100	$5,245	$5,335

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the internal control over financial reporting, as required by Rule 13a-15(d) of the Exchange Act, to determine whether any changes occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there was no such change during the quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Hurricane Katrina Litigation

We have been named as a defendant in various litigations, including putative class actions, relating to disputes arising from damages which occurred as a result of Hurricane Katrina in 2005. As of September 30, 2009, there were approximately 47 such cases. These cases have been filed in both Louisiana state courts and federal district courts. These cases generally involve, among other claims, disputes as to the amount of reimbursable claims in particular cases (e.g. how much of the damage to an insured property is attributable to flood and therefore not covered, and how much is attributable to wind, which may be covered), as well as the scope of insurance coverage under homeowners and commercial property policies due to flooding, civil authority actions, loss of landscaping, business interruption and other matters. Certain of these cases claim a breach of duty of good faith or violations of Louisiana insurance claims handling laws or regulations and involve claims for punitive or exemplary damages.

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

(v) increases in costs, particularly those occurring after the time our products are priced and including construction, automobile repair, and medical and rehabilitation costs, and including as the result of “cost shifting” from health insurers to casualty and liability insurers (whether as a result of an increasing number of injured parties without health insurance, coverage changes in health policies to make such coverage, in certain circumstances, secondary to other policies, or implementation of the Medicare Secondary Payer Act which requires reporting and imposes other requirements with respect to medical and related claims paid with respect to Medicare eligible individuals); (vi) restrictions on insurance underwriting and rates, including as a result of proposals by the Governor of Michigan with respect to automobile insurance; (vii) adverse state and federal legislation or regulation, including mandated decreases in rates, the inability to obtain further rate increases, limitations on premium levels, increases in minimum capital and reserve requirements, benefit mandates, limitations on the ability to manage care and utilization, requirements to write certain classes of business, limitations on the use of credit-based insurance scoring, such as proposals to ban the use of credit-based insurance scores with respect to personal lines in Michigan, Florida and other states or as proposed by Congress from time to time, restrictions on the use of certain compensation arrangements with agents and brokers, as well as continued compliance with state and federal regulations; (viii) adverse changes in the ratings obtained from independent rating agencies, such as Moody’s, Standard and Poor’s, Fitch and A.M. Best, whether due to investment impairments, additional capital requirements, our underwriting performance or other factors, including future rating agency requirements that may result from the current global economic crisis or otherwise; (ix) industry-wide change resulting from proposed regulations, investigations and inquiries relating to compensation arrangements with insurance brokers and agents; (x) disruptions caused by the introduction of new products, including new Commercial Lines specialty and “niche” products, or in connection with the integration and expansion of newly acquired businesses; (xi) changes in our exposure as a result of the introduction of new commercial lines products, particularly those with longer “tails” such as the new Human Services non-profit directors and officers and employment practices liability policies and the pending introduction of private company directors and officers coverage; (xii) the impact of our acquisitions of Professionals Direct, Inc., Verlan Holdings, Inc., AIX Holdings, Inc., or other future acquisitions, including potential reserve deficiencies, distribution channel conflicts or disruptions in personnel or operating models. Additionally, the federal government is considering various forms of national or “universal” health insurance. At this time we are unable to predict the likelihood or form of such proposals being adopted or the impact on demand for or costs of our products.

Additionally, our profitability could be affected by adverse catastrophe experience (including terrorism), severe weather or other unanticipated significant losses. Further, certain new catastrophe models assume an increased frequency and severity of certain weather events, and financial strength rating agencies are placing increased emphasis on capital and reinsurance adequacy for insurers with certain geographic concentrations of risk, particularly in coastal areas. We have significant concentration of exposures in certain areas, including portions of the Northeast and Southeast and derive a material amount of profits from operations in the Midwest. There are also concerns that the higher level of weather-related catastrophes and other losses incurred by the industry in recent years (including the elevated level of non-catastrophe weather-related losses experienced by the industry this year) is indicative of changing weather patterns, whether as a result of changing climate (“global warming”) or otherwise, which could cause such events to persist. This would lead to higher overall losses which we may not be able to recoup, particularly in the current economic and competitive environment.

Underwriting results and segment income could be adversely affected by further changes in our net loss and LAE estimates related to hurricanes Katrina, Ike, Gustav and other significant events or emerging risks such as “Chinese drywall” claims. Chinese drywall claims consist of individual and class action litigation related to the installation of drywall manufactured in China which allegedly emits a foul odor and gases which cause respiratory, sleep and other health problems and cause corrosion of metal substances. Although it is too soon to assess the merits of such claims or our potential liability for indemnity and defense costs, such claims involve or may involve drywall distributors and installers, contractors, homeowners and others.

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

Additionally, future operating results as compared to prior years and forward-looking information regarding Personal Lines and Commercial Lines segment information on written and earned premiums, policies in force, underwriting results and segment income currently are expected to be adversely affected by competitive and regulatory pressures affecting rates, particularly in Michigan where the Governor has called for a freeze on automobile insurance rates. In addition, underwriting results and segment income could be adversely affected by changes in frequency and loss trends. Results in Personal Lines business may also be adversely affected by pricing decreases and market disruptions (including any caused by the current economic environment, particularly in Michigan, proposals in Michigan to reduce rates, expand coverage, limit territorial ratings, increase penalties for delays in claim payments, or expand circumstances in which parties can recover non-economic damages for bodily injury claims (i.e., pending efforts to modify or overturn the so-called Kreiner decision), the Michigan Commissioner of Insurance’s proposed ban on the use of credit scores, or the Governor’s executive order creating a position of the Automobile and Home Insurance Consumer Advocate, who is to act independent from the Michigan Commissioner of Insurance). The introduction of “managed competition” in Massachusetts has resulted in overall rate level reductions and an increase in regulatory scrutiny by the Massachusetts Attorney General. Additionally, there is uncertainty regarding our ability to attract and retain customers in this market as new and larger carriers enter the state of Massachusetts as a result of “managed competition”.

Also, our Personal Lines business production and earnings may be unfavorably affected by the continued growth of our multivariate auto product as a proportion of our total personal automobile premium as compared to the historically more profitable legacy products, and our focus on account business (i.e., policyholders who have both automobile and homeowner insurance with us) which we believe, despite pricing discounts, will ultimately be more profitable business, if we experience adverse selection because of our pricing, under-pricing, operational difficulties or implementation impediments with independent agents, or the inability to grow or sustain growth in new markets after the introduction of new products or the appointment of new agents. In addition, there are increased underwriting risks associated with premium growth and the introduction of new products or programs in both our Personal and Commercial Lines businesses, as well as the appointment of new agencies and the expansion into new geographical areas, and we have experienced increased loss ratios with respect to our new personal automobile business, which is written through our Connections Auto product, particularly in certain states where we have less experience and data.

Similarly, the introduction of new Commercial Lines products, including through our recently acquired subsidiaries and the development of new niche and specialty lines, presents new risks. Certain new specialty products may present longer “tail” risks and increased volatility in profitability. Our planned expansion into new western states, including California, presents additional underwriting risks since the regulatory, geographic, natural risk, legal environment, demographic, business, economic and other characteristics of these states present challenges different from those in the states in which we currently do business.

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

Risks Relating To Our Discontinued Life Companies Business

Our discontinued Life Companies businesses may be affected by (i) adverse actions related to legal and regulatory actions described under “Contingencies and Regulatory Matters”, including those which are subject to the guarantee and indemnification reserves described under “Life Companies – Discontinued Operations”; (ii) adverse loss and expense development related to our discontinued

assumed accident and health reinsurance pool business or failures of our reinsurers to timely pay their obligations (especially in light of the fact that historically these pools sometimes involved multiple layers of overlapping reinsurers, or so called “spirals”); (iii) possible indemnification claims relating to sales practices for insurance and investment products or our historical administration of such products or the Closed Block, including with respect to activities of our former agents; and (iv) the impact of contingent liabilities, including litigation and regulatory matters, assumed or retained by THG in connection with the transaction and the impact of other indemnification obligations owed from THG to Goldman Sachs and/or Commonwealth Annuity (including with respect to existing and potential litigation).

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

Recent developments in the global financial markets may adversely affect our investment portfolio, shareholders’ equity and overall performance. Global financial markets have recently experienced unprecedented and challenging conditions, including a tightening in the availability of credit and the failure of several large financial institutions. As a result, certain government bodies and central banks worldwide, including the U.S. Treasury Department and the U.S. Federal Reserve, have undertaken unprecedented intervention programs, the effects of which remain uncertain. There can be no assurances that these intervention programs, including The Emergency Economic Stabilization Act of 2008 and The 2009 American Recovery and Reinvestment Act, will be successful in improving conditions in the global financial markets. Further government intervention continues to be discussed, specifically the creation of an agency to provide federal oversight of insurance companies; the effect of such federal oversight that may transpire is unknown. The U.S. economy has experienced and continues to experience significant declines in employment, household wealth, and lending. If conditions further deteriorate, our business could be further affected in different ways. Continued turbulence in the U.S. economy and contraction in the credit markets could further adversely affect our profitability, demand for our products or our ability to raise rates, and could also result in further declines in market value and future impairments of our investment assets. There can be no assurances that conditions in the global financial markets will not worsen and/or further adversely affect our investment portfolio and overall performance. Recessionary economic periods and higher unemployment are historically accompanied by higher claims activity, particularly in the personal and workers’ compensation lines of business and higher defaults in contractors’ bonds, which we wrote through our surety business.

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

If, following such declines, we are unable to hold our investment assets until they recover in value, we would incur other-than-temporary impairments which would be recognized as realized losses in our results of operations and reduce net income and earnings per share. Temporary declines in market value are recorded as unrealized losses, which do not affect net income and earnings per share, but reduce other comprehensive income, which is reflected on our Consolidated Balance Sheets. We cannot provide assurance that the other-than-temporary impairments we have recognized will, in fact, be adequate to cover future losses or that we will not have substantial additional impairments and/or unrealized investment losses in the future.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On September 24, 2009, the Board of Directors authorized a $100 million increase to our existing common stock repurchase program. The Board of Directors, on October 16, 2007, had initially authorized the repurchase up to $100 million of common stock. The increase will provide for aggregate repurchases under the program of up to $200 million. Under this repurchase authorization, we may repurchase our common stock from time to time, in amounts and prices and at such times as we deem appropriate, subject to market conditions and other considerations. Our repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. As of September 30, 2009, approximately $96 million of shares had been repurchased under this program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
July 1 – 31, 2009 (1)	110,609	$38.28	110,437	$28,500,000
August 1 – 31, 2009	366,274	39.77	366,274	13,900,000
September 1 – 30, 2009 (2)	248,352	41.25	247,986	103,700,000

Total	725,235	$40.05	724,697	$103,700,000

(1)	Includes 172 shares withheld to satisfy tax withholding amount due from employees upon their receipt of previously restricted shares.
(2)	Includes 366 shares withheld to satisfy tax withholding amount due from employees upon their receipt of previously restricted stock units.

ITEM 6 - EXHIBITS

EX – 10.1	Federal Home Loan Bank of Boston Agreement for Advances, Collateral Pledge, and Security Agreement dated September 11, 2009

EX – 10.2	The Hanover Insurance Group Retirement Savings Plan, as amended.

EX – 31.1	Certification of the Chief Executive Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX – 31.2	Certification of the Chief Financial Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX – 32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

EX – 32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hanover Insurance Group, Inc
Registrant

November 4, 2009	/S/ FREDERICK H. EPPINGER, JR.
Date	Frederick H. Eppinger, Jr.
President, Chief Executive Officer and Director

November 4, 2009	/S/ EUGENE M. BULLIS
Date	Eugene M. Bullis
Executive Vice President, Chief Financial Officer and Principal Accounting Officer