Form 10-K
period 2009-12-31
HANOVER INSURANCE GROUP, INC.
filed 2010-03-01
CIK 944695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months. Yes  ☐ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☒ Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒

Based on the closing sales price of June 30, 2009 the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $1,925,569,754.

The number of shares outstanding of the registrant’s common stock, $.01 par value, was 47,497,347 shares as of February 24, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of The Hanover Insurance Group, Inc.’s Proxy Statement relating to the 2010 Annual Meeting of Shareholders to be held May 11, 2010 to be filed pursuant to Regulation 14A are incorporated by reference in Part III.

PART I

ITEM 1 — BUSINESS

ORGANIZATION

The Hanover Insurance Group, Inc. (“THG”) is a holding company organized as a Delaware corporation in 1995. Our consolidated financial statements include the accounts of THG; The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America (“Citizens”), which are our principal property and casualty subsidiaries, and certain other insurance and non-insurance subsidiaries. Our results of operations also included the results of our former life insurance company, First Allmerica Financial Life Insurance Company (“FAFLIC”), through December 31, 2008. On January 2, 2009, we sold FAFLIC to Commonwealth Annuity and Life Insurance Company (“Commonwealth Annuity”), a subsidiary of The Goldman Sachs Group, Inc. (“Goldman Sachs”). The results of operations for FAFLIC are reported as discontinued operations and prior periods in the Consolidated Statements of Income have been reclassified to conform to this presentation.

FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS

Our primary business operations include insurance products and services in three property and casualty operating segments. These segments are Personal Lines, Commercial Lines, and Other Property and Casualty. We report interest expense related to our corporate debt separately from the earnings of our operating segments. Corporate debt consists of our senior debentures, our junior subordinated debentures, surplus notes and advances under our collateralized borrowing program with the Federal Home Loan Bank of Boston (“FHLBB”). Subordinated debentures are held by the holding company and several subsidiaries.

Information with respect to each of our segments is included in “Segment Results” on pages 35 to 54 in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 15 on pages 122 and 123 of the Notes to the Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K.

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

Our strategy in the Property and Casualty group focuses on strong agency relationships, active agency management, disciplined underwriting, pricing, quality claim handling, effective expense management and customer service. We have a strong regional focus. Taken as a group, THG ranks among the top 30 property and casualty insurers in the United States based on 2008 direct premiums written.

RISKS

The industry’s profitability and cash flow can be significantly affected by: price; competition; volatile and unpredictable developments such as extreme weather conditions and natural disasters, including catastrophes; legal developments affecting insurer and insureds’ liability; extra-contractual liability; size of jury awards; acts of terrorism; fluctuations in interest rates or the value of investments; and other general economic conditions and trends, such as inflationary pressure or unemployment, that may affect the adequacy of reserves or the demand for insurance products. Our investment portfolio and its future returns may be further impacted by the capital markets and current economic conditions, which could affect our liquidity, the amount of realized losses and impairments that will be recognized, credit default levels, our ability to hold such investments until recovery and other factors that may affect investment returns and our capital. Additionally, the economic conditions in geographic locations where we conduct business, especially those locations where our business is concentrated, may affect the growth and profitability of our business. The regulatory environments in those locations, including any pricing, underwriting or product controls, shared market mechanisms or mandatory pooling arrangements, and other conditions, such as our agency relationships, affect the growth and profitability of our business. In addition, our loss and loss adjustment expense (“LAE”) reserves are based on our estimates, principally involving actuarial projections, at a given time, of what we expect the ultimate settlement and administration of claims will cost based on facts and circumstances then known, predictions of future events, estimates of future trends in claims frequency and severity and judicial theories of liability, costs of repairs and replacement, legislative activity and other factors. Changes to the estimates may affect our profitability.

Reference is also made to Item 1A – “Risk Factors” on pages 16 to 27 and “Risks and Forward-Looking Statements” on page 77 of Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-K.

LINES OF BUSINESS

We underwrite personal and commercial property and casualty insurance coverage.

Personal Lines

Our Personal Lines segment accounted for $1.6 billion, or 55.9%, of consolidated segment revenues; $1.5 billion, or 56.4%, of net written premiums and $76.4 million, or 28.3%, of segment income before federal income taxes for the year ended December 31, 2009. Net written premiums by line of business for our Personal Lines segment are as follows:

FOR THE YEAR ENDED DECEMBER 31, 2009 (In millions, except ratios)	GAAP Net Premiums Written	% of Total
Personal automobile	$967.9	65.7%
Homeowners	464.3	31.5
Other	40.0	2.8
Total	$1,472.2	100.0%

In personal lines, the market continues to be very competitive with continued pressure on agents from direct writers, as well as the increased usage of real time comparative rating tools. We are focused on our partnerships with high quality, value added agencies and are stressing the importance of account rounding and consultative selling. We have and are continuing to make investments in the business that are intended to help us maintain profitability, build a distinctive position in the market, and provide us with profitable growth opportunities. We continue to refine our products and to work closely with these high potential agents to increase the percentage of business they place with us and to ensure that it is consistent with our preferred mix of business. Additionally, we remain focused on diversifying our state mix beyond our four core states of Michigan, Massachusetts, New York and New Jersey. We expect these efforts to contribute to profitable growth and improved retention in our Personal Lines segment over time.

Products

Personal Lines coverages include:

Personal automobile coverage insures individuals against losses incurred from personal bodily injury, bodily injury to third parties, property damage to an insured’s vehicle, and property damage to other vehicles and other property. The majority of our new personal automobile business and approximately 50% of our personal automobile policies-in-force were written through Connections® Auto, our multivariate auto product. Connections Auto utilizes a multivariate rating application which calculates rates based upon the magnitude and correlation of multiple risk factors and is intended to improve both our and our agents’ competitiveness in our target market segments by offering policies that are more appropriately priced to be commensurate with the underlying risks.

Homeowners coverage insures individuals for losses to their residences and personal property, such as those caused by fire, wind, hail, water damage (except for flooding), theft and vandalism, and against third party liability claims. Our homeowners product, Connections® Home, is available in sixteen states. It is intended to improve our competitiveness for total account business by making it easier and more efficient for our agents to write business with us and by providing more comprehensive coverage options for policyholders. In addition, in 11 states we have introduced a more sophisticated, multivariate pricing approach to our homeowners product which is designed to better align rates with the underlying risk of each customer. We plan to continue to roll out this improved price segmentation to our other states.

Other personal lines are comprised of personal inland marine, umbrella, fire, personal watercraft, earthquake and other miscellaneous coverages.

Commercial Lines

Our Commercial Lines segment accounted for $1.2 billion, or 43.3%, of consolidated segment revenues; $1.1 billion, or 43.6%, of net written premium and $189.7 million, or 70.2%, of segment income before federal income taxes for the year ended December 31, 2009. The following table provides net written premiums by line of business for our Commercial Lines segment.

FOR THE YEAR ENDED DECEMBER 31, 2009 (In millions, except ratios)	GAAP Net Premiums Written	% of Total
Commercial multiple peril	$366.7	32.3%
Commercial automobile	187.3	16.5
Inland marine	127.4	11.2
Workers’ compensation	109.7	9.7
Bonds	90.1	7.9
AIX program business	77.2	6.8
Other	177.9	15.6
Total	$1,136.3	100.0%

We continue to develop our specialty businesses, including bond and inland marine, which on average are expected to offer higher margins over time and enable us to deliver a more complete product portfolio to our agents and policyholders. In the Commercial Lines business, the market continues to be very competitive. Price competition requires us to continue to be highly disciplined in our underwriting process to ensure that we grow the business only at acceptable margins. Our specialty lines now account for approximately 34% of our Commercial Lines’ net written premium. Additional growth in our specialty lines continues to be a significant part of our strategy for the future.

We continue to focus on expanding our product offerings in specialty businesses as evidenced by our acquisitions. During 2008, we acquired Verlan Holdings, Inc. (“Verlan”), referred to as Hanover Specialty Property, a specialty company providing property insurance to small and medium-sized chemical, paint, solvent and other manufacturing and distribution companies, and AIX Holdings, Inc. (“AIX”), a property and casualty insurance carrier that focuses on underwriting and managing specialty program business. Additionally, we continue to grow our Hanover Professional business, which provides professional liability coverage for principally small to medium sized legal practices and management liability coverage. In January 2010, we entered into a definitive agreement through which we will acquire, subject to regulatory approvals, Campania Holding Company, Inc. (“Campania”), which specializes in insurance solutions for the healthcare professionals industry, including durable medical equipment suppliers, behavioral health specialists, eldercare providers, and podiatrists. Also, in January 2010, we acquired Benchmark Professional Insurance Services, Inc., a provider of insurance solutions to the design professionals industry, including architects and engineers. We believe these acquisitions provide us with better breadth and diversification of products and improve our competitive position with our agents.

We manage six primary niches in our core business, including human services, schools, religious institutions, moving and storage, manufactured homes and limousines. As a complimentary initiative, we also introduced products focused on management liability, specifically non-profit directors and officers liability and employment practices liability and we plan to extend coverage for private company directors and officers liability. In December 2009, we announced a renewal rights agreement with OneBeacon Insurance Group, further strengthening our competitive position and advancing our expansion efforts in the western states. Through the agreement, we acquired access to a portion of OneBeacon’s small and middle market commercial business at renewal, which includes industry programs and middle market niches. At the same time, the transaction will expand our segment, niche and industry program business. This transaction included consideration of approximately $23 million, plus certain potential additional consideration, primarily representing purchased renewal rights intangible assets, which are included as Other assets in our Consolidated Balance Sheets. The agreement is effective for renewals beginning January 1, 2010.

In addition, we have made a number of enhancements to our core products and technology platforms that are intended to drive more total account placements in our Small Commercial business, which we believe will enhance margins. Our focus continues to be on improving and expanding our partnerships with agents. We believe our specialty capabilities and small commercial platform, coupled with distinctiveness in the middle market through our development of niches and better segmentation, enables us to deliver significant value to our agents and policyholders and to improve the overall mix of our business and ultimately our underwriting capability.

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

Other commercial lines is comprised of inland marine, which insures businesses against physical losses to property, such as contractor’s equipment, builders’ risk and goods in transit. It also includes bonds, which provides businesses with contract surety coverage in the event of performance or payment claims, and commercial surety coverage related to fiduciary or regulatory obligations. We also offer, through AIX, underwriting and managing of program business, including to under-served markets where there are specialty coverage or risk management needs. Other commercial lines coverages also include umbrella, general liability, fire, specialty property, and professional and management liability.

Other Property and Casualty

The Other Property and Casualty segment consists of: Opus, which provides investment advisory services to affiliates and also manages approximately $1.3 billion of assets for unaffiliated institutions such as insurance companies, retirement plans and foundations; earnings on holding company assets; and voluntary pools business in which we have not actively participated since 1999. See also “Voluntary Pools” on page 10 of this Form 10-K.

MARKETING AND DISTRIBUTION

Our Property and Casualty group’s structure allows us to maintain a strong focus on local markets and the flexibility to respond to specific market conditions while achieving operational effectiveness. During 2009, we wrote 27.7% of our business in Michigan and 10.4% in Massachusetts. Our structure is a key factor in the establishment and maintenance of productive, long-term relationships with mid-sized, well-established independent agencies. We maintain thirty-one local branch sales and underwriting offices and maintain a presence in twenty-seven states, reflecting our strong regional focus. Processing support for these locations is provided from Worcester, Massachusetts; Howell, Michigan; Atlanta, Georgia; Salem, Virginia; and Buffalo, New York. Administrative functions are centralized in our headquarters in Worcester, Massachusetts.

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

We are licensed to sell property and casualty insurance in all fifty states in the United States, as well as in the District of Columbia. The following provides our top personal and commercial geographical markets based on total net written premium in the state in 2009:

	Personal Lines		Commercial Lines		Total

FOR THE YEAR ENDED DECEMBER 31, 2009 (In millions, except ratios)	GAAP Net Premiums Written	% of Total	GAAP Net Premiums Written	% of Total	GAAP Net Premiums Written	% of Total

Michigan	$588.3	40.0%	$134.2	11.8%	$722.5	27.7%
Massachusetts	183.9	12.5	88.7	7.8	272.6	10.4
New York	116.4	7.9	131.5	11.6	247.9	9.5
New Jersey	82.3	5.6	74.6	6.6	156.9	6.0
Florida	37.9	2.6	74.0	6.5	111.9	4.3
Louisiana	65.5	4.4	31.1	2.7	96.6	3.7
Illinois	38.7	2.6	56.1	4.9	94.8	3.6
Connecticut	57.9	3.9	24.6	2.2	82.5	3.2
Georgia	47.3	3.2	32.9	2.9	80.2	3.1
Virginia	33.3	2.3	43.6	3.8	76.9	3.0
Maine	33.6	2.3	37.5	3.3	71.1	2.7
Texas	-	-	70.1	6.2	70.1	2.7
Indiana	39.2	2.7	30.5	2.7	69.7	2.7
Oklahoma	36.7	2.5	28.3	2.5	65.0	2.5
Other	111.2	7.5	278.6	24.5	389.8	14.9

Total	$1,472.2	100.0%	$1,136.3	100.0%	$2,608.5	100.0%

We manage Personal Lines business with a focus on acquiring and retaining quality accounts through such programs as our “Think Hanover” initiative. This program provides agency automation and ease of access for agents to write more lines of business per household. More than 50% of our Personal Lines net written premium is generated in the combined states of Michigan and Massachusetts. In Michigan, according to A.M. Best, based upon direct written premium for 2008, we ranked 4th in the state for Personal Lines business, with approximately 8% of the state’s total market. Approximately 64% of our Michigan Personal Lines business is in the personal automobile line and 34% is in the homeowners line. Michigan business represents approximately 39% of our total personal automobile net written premium and 44% of our total homeowners net written premium. In Michigan, we are a principal provider with many of our agencies, averaging over $1.5 million of total direct written premium per agency in 2009.

Approximately 72% of our Massachusetts Personal Lines business is in the personal automobile line and 25% is in the homeowners line. Massachusetts business represents approximately 14% of our total personal automobile net written premium and 10% of our total homeowners net written premium.

We manage our Commercial Lines portfolio, which includes our core and specialty businesses, with a focus on growth from the most profitable industry segments within our underwriting expertise, which varies by line of business and geography. Our core business is composed of several coordinated commercial lines of business, including small and middle market accounts, which include segmented businesses and niches and certain large accounts. Approximately 85% of core Commercial Lines direct written premium is comprised of small and mid-sized accounts; such business is approximately evenly split between small accounts having less than $25,000 in premium and first-tier middle market accounts, those with premium between $25,000 and $200,000. Additionally, we have multiple specialty lines of business, which consist of inland marine, bonds, AIX, Hanover Professionals and Hanover Specialty Property. The Commercial Lines segment seeks to maintain strong agency relationships as a strategy to secure and retain our agents’ best business. The quality of business written is monitored through an ongoing quality review program, accountability for which is shared at the local, regional and corporate levels.

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

PRICING AND COMPETITION

We seek to achieve targeted combined ratios in each of our product lines. Our targets vary by product and geography and change with market conditions. The targeted combined ratios reflect competitive market conditions, current investment yield expectations, our loss payout patterns, and target returns on equity. This strategy is intended to better enable us to achieve measured growth and consistent profitability. In addition, we seek to utilize our knowledge of local markets to achieve superior underwriting results. We rely on market information provided by our local agents and on the knowledge of our staff in the local branch offices. Since we maintain a strong regional focus and a significant market share in a number of states, we can apply our knowledge and experience in making underwriting and rate setting decisions. Also, we seek to gather objective and verifiable information at a policy level during the underwriting process, such as past driving records and, where permitted, credit histories.

The property and casualty industry is a very competitive market. Our competitors include national, regional and local companies that sell insurance through various distribution channels, including independent agencies, captive agency forces and direct to consumers through the internet or otherwise. We market primarily through independent agents and compete for business on the basis of product, price, agency and customer service, local relationships and ratings, and effective claims handling, among other things. We believe that our emphasis on maintaining strong agency relationships and a local presence in our markets, coupled with investments in products, operating efficiency, technology and effective claims handling will enable us to compete effectively. Our total account strategy in Personal Lines and broad product offerings in Commercial Lines are instrumental to our strategy to capitalize on these relationships. Our Property and Casualty group is not dependent on a single customer or even a few customers, for which the loss of any one or more would have an adverse effect upon the group’s insurance operation.

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

TERRORISM

Private sector catastrophe reinsurance is limited and generally unavailable for losses attributed to acts of terrorism, particularly those involving nuclear, biological, chemical and/or radiological events. As a result, our primary reinsurance protection against large-scale terrorist attacks is presently provided through a Federal program that provides compensation for insured losses resulting from acts of terrorism. Additionally, we are reinsured for certain terrorism related losses within existing Catastrophe, Property per Risk and Casualty Excess of Loss corporate treaties (see Reinsurance - on pages 13 and 14 of this Form 10-K).

The Terrorism Risk Insurance Act of 2002 established the Terrorism Risk Insurance Program (the “Program”). Coverage under the Program applies to workers’ compensation, commercial multiple peril and certain other Commercial Lines policies. The Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”) extended the Program through December 31, 2014, and extended coverage to include both domestic and foreign acts of terrorism. There have recently been proposed amendments to TRIPRA which would, among other things, increase the retentions under the Program, reduce coverages and allow it to expire entirely after 2014.

In accordance with the current Program, we offer policyholders in specific lines of insurance the option to elect terrorism coverage. In order for a loss to be covered under the Program, the loss must meet aggregate industry loss minimums and must be the result of an act of terrorism as certified by the Secretary of the Treasury. The current Program requires us to retain 15% of any claims from a certified terrorist event in excess of our federally mandated deductible. Our deductible represents 20% of direct earned premium for the covered lines of business of the prior year. In 2009, the deductible was $178.0 million, which represents 11.1% of year-end 2008 statutory policyholder surplus, and is estimated to be $184.4 million in 2010, representing 10.6% of 2009 year-end statutory policyholder surplus. We may reinsure our retention and deductible under the Program, although at this time, we have not purchased additional specific terrorism-only reinsurance coverage.

Given the unpredictable nature of the frequency and severity of terrorism losses, future losses from acts of terrorism could be material to our operating results, financial position, and/or liquidity in the future. We manage our exposures on an individual line of business basis and in the aggregate by zip code.

REGULATION

Our property and casualty insurance subsidiaries are subject to extensive regulation in the various states in which they transact business and are supervised by the individual state insurance departments. Numerous aspects of our business are subject to regulatory requirements, including premium rates, mandatory risks that must be covered, limitations on the ability to non-renew or reject business, prohibited exclusions, licensing of agents, investments, restrictions on the size of risks that may be insured under a single policy, reserves and provisions for unearned premiums, losses and other obligations, deposits of securities for the benefit of policyholders, policy forms and coverages, advertising, and other conduct, including the use of credit information and other factors in underwriting, as well as other underwriting and claims practices. States also regulate various aspects of the contractual relationships between insurers and independent agents.

In addition, as a condition to writing business in certain states, insurers are required to participate in various pools or risk sharing mechanisms or to accept certain classes of risk, regardless of whether such risks meet its underwriting requirements for voluntary business. Some states also limit or impose restrictions on the ability of an insurer to withdraw from certain classes of business. For example, Massachusetts, New Jersey, New York, Louisiana and Florida each impose material restrictions on a company’s ability to materially reduce its exposures or to withdraw from certain lines of business in their respective states. The state insurance departments can impose significant charges on a carrier in connection with a market withdrawal or refuse to approve withdrawal plans on the grounds that they could lead to market disruption. Laws and regulations that limit cancellation and non-renewal of policies or that subject withdrawal plans to prior approval requirements may significantly restrict an insurer’s ability to exit unprofitable markets.

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

In February 2009, the Governor of Michigan called upon every automobile insurer operating in the state to freeze personal automobile insurance rates for 12 months to allow time for the legislature to enact comprehensive automobile insurance reform. In addition, she endorsed a number of proposals by her appointed Automobile and Home Insurance Consumer Advocate and which are currently under consideration by the Michigan State Legislature which would, among other things, change the current rate approval process from the current “file and use” system to “prior approval”, eliminate territorial rating, mandate “affordable” rates, reduce the threshold for lawsuits to be filed in “at fault” incidents, require insurers to offer a “low cost” policy, and prohibit the use of certain underwriting criteria such as credit-based insurance scores. The Office of Financial and Insurance Regulation (“OFIR”) had previously issued regulations prohibiting the use of credit scores to rate personal lines insurance policies, which regulations are the subject of litigation being reviewed by the Michigan Supreme Court. Oral arguments were held before the Supreme Court on October 7, 2009. Pending a determination by the Michigan Supreme Court, OFIR is enjoined from disapproving rates on the basis that they are based in part on credit-based insurance scores. On November 9, 2009, the Michigan Board of Canvassers issued preliminary approval allowing proponents to begin collecting signatures as the first step in placing a ballot initiative in front of voters in November of 2010. The proposed question would require a number of changes for the property and casualty market, including, subject to certain limitations, the rollback of rates by up to 20% for all lines with the exception of workers’ compensation and surety and an additional 20% rollback of personal automobile rates for “good drivers”. Proponents must present over 300,000 valid voter signatures by May 26, 2010 to put this measure on the ballot. At this time, we are unable to predict the likelihood of adoption or impact on our business of any such proposals or regulations, but any such restrictions could have an adverse affect on our results of operations.

The Massachusetts Commissioner of Insurance issued decisions pertaining to personal automobile insurance to end the “fix-and-establish” system of setting automobile rates and replace it with a system of “managed competition”. It began implementing an Assigned Risk Plan beginning with new business as of April 1, 2008. The Assigned Risk Plan distributes the Massachusetts residual automobile market based on individual policyholder assignments rather than assigning carriers Exclusive Representative Producers as was done under the prior system. We believe the Assigned Risk Plan provides for a more equitable distribution of residual market risks across all carriers in the market. As a result of the implementation of managed competition, new insurance competitors, including direct writers who previously did not participate in the Massachusetts personal automobile market, have entered the market and we consider the market and pricing environment to be very competitive. The Massachusetts Attorney General has issued a report critical of aspects of the new regulatory approach and indicated that she will propose regulations to address these concerns. At this time, we are unable to predict whether the Attorney General will take such actions or what impact they may have.

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

From time to time, there have been proposals for federal regulation of insurance companies, either in addition to or in lieu of, state regulations. In connection with proposals to reform regulation of bank and other financial institutions, there have been proposals to create a National Insurance Office. Current proposals provide that the National Insurance Office would collect information regarding insurance companies, work with the National Association of Insurance Commissions (the “NAIC”), the body which seeks to coordinate the activities of the various state regulators, and have certain authority with respect to state laws which affect foreign insurance companies. We are unable to predict whether any such proposals will be adopted or what impact, if any, they will have on our business.

See also “Contingencies and Regulatory Matters” on pages 73 to 75 and “Other Significant Transactions” on pages 67 and 68 in Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

INVOLUNTARY RESIDUAL MARKETS

As a condition of our license to do business in various states, we are required to participate in mandatory property and casualty residual market mechanisms which provide various insurance coverages where such coverage may not otherwise be available at rates which are deemed reasonable. Such mechanisms provide coverage primarily for personal and commercial property, personal and commercial automobile, and workers’ compensation, and include assigned risk plans, reinsurance facilities and involuntary pools, joint underwriting associations, fair access to insurance requirements (“FAIR”) plans, and commercial automobile insurance plans. For example, since most states compel the purchase of a minimal level of automobile liability insurance, states have developed shared market mechanisms to provide the required coverages and in many cases, optional coverages, to those drivers who, because of their driving records or other factors, cannot find insurers who will insure them voluntarily. Also, FAIR plans and other similar property insurance shared market mechanisms increase the availability of property insurance in circumstances where homeowners are unable to obtain insurance at rates deemed reasonable, such as in coastal or other areas prone to natural catastrophes.

Our participation in such shared markets or pooling mechanisms is generally proportional to our direct writings for the type of coverage written by the specific pooling mechanism in the applicable state. We experienced an underwriting gain from participation in these mandatory residual market mechanisms of $2.3 million in 2009, compared to underwriting losses of $11.5 million and $12.3 million for 2008 and 2007, respectively. The underwriting gain in 2009 was primarily attributable to favorable development from the runoff of the Massachusetts Commonwealth Automobile Reinsures (“CAR”) facility of $9.4 million and gains in other state mandated residual market mechanisms of $3.0 million. These gains were partially offset by an underwriting loss resulting from our mandatory participation in the Michigan Assigned Claims (“MAC”) facility of $10.1 million. MAC is an assigned claim plan covering people injured in uninsured motor vehicle accidents. Our participation in the MAC facility is based on our share of personal and commercial automobile direct written premium in the state and resulted in underwriting losses of $11.2 million and $ 10.4 million in 2008 and 2007, respectively. Other than the MAC and CAR facilities, mandatory residual market mechanisms were not significant to our 2009, 2008 or 2007 results of operations. With respect to FAIR plans and other similar property insurance shared market mechanisms that have experienced increased exposures in recent years due to the growing residual market for coastal property, it is difficult to accurately estimate our potential financial exposure for future events. A large coastal event, particularly affecting Louisiana, Massachusetts, Florida, New York or New Jersey, would likely be material to our results of operations.

The Michigan Catastrophic Claims Association (“MCCA”) is a reinsurance mechanism that covers no-fault first party medical losses of retentions in excess of $460,000. All automobile insurers doing business in Michigan are required to participate in the MCCA. Insurers are reimbursed for their covered losses in excess of this threshold, which increased from $440,000 to $460,000 on July 1, 2009, and will continue to increase each July 1st in scheduled amounts until it reaches $500,000 in 2011. Funding for MCCA comes from assessments against automobile insurers based upon their proportionate market share of the state’s automobile liability insurance market. Insurers are allowed to pass along this cost to Michigan automobile policyholders. We ceded to the MCCA premiums earned and losses and LAE of $55.8 million and $97.7 million in 2009, $60.9 million and $129.8 million in 2008, and $70.1 million and $84.6 million in 2007, respectively. At December 31, 2009, the MCCA was the only reinsurer or reinsurance facility that represented 10% or more of our total reinsurance assets. At December 31, 2009 and 2008, we had reinsurance recoverables on paid and unpaid losses from the MCCA of $652.8 million and $613.8 million, respectively. We believe that we are unlikely to incur any material loss as a result of non-payment of amounts owed to us by MCCA, because (i) the payment obligations of the MCCA are extended over many years, resulting in relatively small current payment obligations in terms of MCCA’s total assets, (ii) the MCCA is supported by assessments permitted by statute, and (iii) we have not historically incurred losses as a result of non-payment of MCCA claims. Reference is made to Note 17 – “Reinsurance”, on pages 123 and 124 and Note 20 – “Commitments and Contingencies”, on pages 127 to 129 of the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K.

VOLUNTARY POOLS

We have terminated our participation in virtually all voluntary pool business; however, we continue to be subject to claims related to years in which we were a participant. The most significant of these pools is a voluntary excess and casualty reinsurance pool known as the Excess and Casualty Reinsurance Association (“ECRA”), in which we were a participant from 1950 to 1982. In 1982, the pool was dissolved and since that time the business has been in runoff. Our participation in this pool has resulted in average paid losses of approximately $2 million annually over the past ten years. Because of the inherent uncertainty regarding the types of claims in this pool, there can be no assurance that the reserves will be sufficient. Loss and LAE reserves for our voluntary pools were $52.9 million and $67.0 million at December 31, 2009 and 2008, respectively, including $39.8 million and $52.0 million at December 31, 2009 and 2008, respectively, related to ECRA. During 2009, our ECRA pool reserves were lowered by $6.3 million as the result of an actuarial study completed by the ECRA pool. Management reviewed the ECRA actuarial study, concurred that the study was reasonable, and adopted its actuarial point estimate. In addition, we recognized favorable development of $4.3 million on a separate large claim settlement within the ECRA pool during 2009. Excluding the ECRA pool, the average annual paid losses and reserve balances at December 31, 2009 for other voluntary pools were not individually significant.

RESERVE FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

Reference is made to “Property and Casualty – Reserve for Losses and Loss Adjustment Expenses” on pages 42 to 51 of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

The following table reconciles reserves determined in accordance with accounting principles and practices prescribed or permitted by insurance statutory authorities (“Statutory”) to reserves determined in accordance with generally accepted accounting principles (“GAAP”). The primary difference between the following Statutory reserves and our GAAP reserves is the requirement, on a GAAP basis, to present reinsurance recoverables as an asset, whereas Statutory guidance provides that reserves are reflected net of the corresponding reinsurance recoverables. We do not use discounting techniques in establishing GAAP reserves for losses and LAE in our Property and Casualty business, nor have we participated in any loss portfolio transfers or other similar transactions.

DECEMBER 31	2009	2008	2007
(In millions)
Statutory reserve for losses and LAE	$2,218.3	$2,211.0	$2,225.3
GAAP adjustments:
Reinsurance recoverable on unpaid losses	1,060.2	988.2	940.5
Reserves of discontinued operations(1)	(127.5)	-	-
Other	1.1	2.1	-

GAAP reserve for losses and LAE	$3,152.1	$3,201.3	$3,165.8

(1)	Reserves on discontinued operations are included in liabilities of discontinued operations for GAAP and loss and loss adjustment expenses for Statutory.

ANALYSIS OF LOSSES AND LOSS ADJUSTMENT EXPENSES RESERVE DEVELOPMENT

The following table sets forth the development of our GAAP reserves (net of reinsurance recoverables) for unpaid losses and LAE from 1999 through 2009:

DECEMBER 31	2009	2008	2007	2006	2005	2004	2003	2002	2001	2000	1999
(In millions)
Net reserve for losses and LAE(1)	$$2,091.9	$2,213.1	$2,225.3	$2,274.4	$2,351.1	$2,161.5	$2,078.9	$2,083.8	$2,056.9	$1,902.2	$1,924.5
Cumulative amount paid as of(2):
One year later	—	788.5	711.1	689.9	729.5	622.0	658.3	784.5	763.6	780.3	703.8
Two years later	—	—	1,050.5	1,061.8	1,121.9	967.0	995.4	1,131.7	1,213.6	1,180.1	1,063.8
Three years later	—	—	—	1,268.4	1,368.3	1,175.4	1,217.1	1,339.5	1,423.9	1,458.3	1,298.2
Four years later	—	—	—	—	1,499.6	1,312.9	1,351.6	1,478.9	1,551.5	1,567.8	1,471.8
Five years later	—	—	—	—	—	1,384.4	1,436.5	1,566.8	1,636.9	1,636.9	1,524.4
Six years later	—	—	—	—	—	—	1,486.5	1,629.3	1,696.3	1,689.0	1,560.6
Seven years later	—	—	—	—	—	—	—	1,668.9	1,742.3	1,731.0	1,596.4
Eight years later	—	—	—	—	—	—	—	—	1,773.6	1,768.5	1,627.2
Nine years later	—	—	—	—	—	—	—	—	—	1,793.6	1,657.5
Ten years later	—	—	—	—	—	—	—	—	—	—	1,677.5
Net reserve re-estimated as of(3):
End of year	2,091.9	2,213.1	2,225.3	2,274.4	2,351.1	2,161.5	2,078.9	2,083.8	2,056.9	1,902.2	1,924.5
One year later	—	2,057.8	2,073.7	2,138.0	2,271.1	2,082.0	2,064.4	2,124.2	2,063.3	2,010.8	1,837.1
Two years later	—	—	1,863.8	2,008.9	2,155.8	1,989.6	2,017.4	2,115.3	2,122.5	2,028.2	1,863.3
Three years later	—	—	—	1,850.6	2,072.0	1,899.6	1,971.5	2,093.9	2,124.3	2,066.6	1,863.0
Four years later	—	—	—	—	1,962.3	1,853.2	1,917.3	2,074.0	2,121.6	2,071.1	1,893.6
Five years later	—	—	—	—	—	1,776.0	1,896.1	2,041.6	2,121.7	2,078.3	1,901.6
Six years later	—	—	—	—	—	—	1,828.1	2,034.9	2,103.2	2,084.1	1,913.4
Seven years later	—	—	—	—	—	—	—	1,978.9	2,100.6	2,074.8	1,925.4
Eight years later	—	—	—	—	—	—	—	—	2,050.9	2,076.8	1,920.9
Nine years later	—	—	—	—	—	—	—	—	—	2,033.4	1,925.6
Ten years later	—	—	—	—	—	—	—	—	—	—	1,888.3
Redundancy (deficiency), net (4)	$—	$155.3	$361.5	$423.8	$388.8	$385.5	$250.8	$104.9	$6.0	$(131.2)	$36.2

(1)	Sets forth the estimated net liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years; represents the estimated amount of net losses and LAE for claims arising in the current and all prior years that are unpaid at the balance sheet date, including incurred but not reported (“IBNR”) reserves.

(2)	Cumulative loss and LAE payments made in succeeding years for losses incurred prior to the balance sheet date.

(3)	Re-estimated amount of the previously recorded liability based on experience for each succeeding year; increased or decreased as payments are made and more information becomes known about the severity of remaining unpaid claims.

(4)	Cumulative redundancy or deficiency at December 31, 2009 of the net reserve amounts shown on the top line of the corresponding column. A redundancy in reserves means the reserves established in prior years exceeded actual losses and LAE or were re-evaluated at less than the original reserved amount. A deficiency in reserves means the reserves established in prior years were less than actual losses and LAE or were re-evaluated at more than the original reserved amount.

The following table sets forth the development of gross reserve for unpaid losses and LAE from 2000 through 2009:

DECEMBER 31	2009	2008	2007	2006	2005	2004	2003	2002	2001	2000
(In millions)

Reserve for losses and LAE:

Gross liability	$3,152.1	$3,201.3	$3,165.8	$3,163.9	$3,458.7	$3,068.6	$3,018.9	$2,961.7	$2,921.5	$2,719.1

Reinsurance recoverable	1,060.2	988.2	940.5	889.5	1,107.6	907.1	940.0	877.9	864.6	816.9

Net liability	$2,091.9	$2,213.1	$2,225.3	$2,274.4	$2,351.1	$2,161.5	$2,078.9	$2,083.8	$2,056.9	$1,902.2

One year later:

Gross re-estimated liability		$3,116.2	$3,037.1	$3,047.0	$3,409.9	$3,005.9	$2,972.2	$3,118.6	$2,926.4	$2,882.0

Re-estimated recoverable		1,058.4	963.4	909.0	1,138.8	923.9	907.8	994.4	863.1	871.2

Net re-estimated liability		$2,057.8	$2,073.7	$2,138.0	$2,271.1	$2,082.0	$2,064.4	$2,124.2	$2,063.3	$2,010.8

Two years later:

Gross re-estimated liability			$2,901.9	$2,960.5	$3,334.1	$2,941.5	$2,970.7	$3,113.5	$3,118.9	$2,913.0

Re-estimated recoverable			1,038.1	951.6	1,178.3	951.9	953.3	998.2	996.4	884.8

Net re-estimated liability			$1,863.8	$2,008.9	$2,155.8	$1,989.6	$2,017.4	$2,115.3	$2,122.5	$2,028.2

Three years later:

Gross re-estimated liability				$2,871.1	$3,288.8	$2,897.7	$2,951.0	$3,129.4	$3,146.6	$3,063.9

Re-estimated recoverable				1,020.5	1,216.8	998.1	979.5	1,035.5	1,022.3	997.3

Net re-estimated liability				$1,850.6	$2,072.0	$1,899.6	$1,971.5	$2,093.9	$2,124.3	$2,066.6

Four years later:

Gross re-estimated liability					$3,254.7	$2,886.8	$2,935.1	$3,128.6	$3,178.8	$3,088.5

Re-estimated recoverable					1,292.4	1,033.6	1,017.8	1,054.6	1,057.2	1,017.4

Net re-estimated liability					$1,962.3	$1,853.2	$1,917.3	$2,074.0	$2,121.6	$2,071.1

Five years later:

Gross re-estimated liability						$2,878.0	$2,946.1	$3,134.4	$3,197.0	$3,126.1

Re-estimated recoverable						1,102.0	1,050.0	1,092.8	1,075.3	1,047.8

Net re-estimated liability						$1,776.0	$1,896.1	$2,041.6	$2,121.7	$2,078.3

Six years later:

Gross re-estimated liability							$2,940.7	$3,163.9	$3,213.9	$3,148.7

Re-estimated recoverable							1,112.6	1,129.0	1,110.7	1,064.6

Net re-estimated liability							$1,828.1	$2,034.9	$2,103.2	$2,084.1

Seven years later:

Gross re-estimated liability								$3,168.3	$3,259.3	$3,172.9

Re-estimated recoverable								1,189.4	1,158.7	1,098.1

Net re-estimated liability								$1,978.9	$2,100.6	$2,074.8

Eight years later:

Gross re-estimated liability									$3,265.6	$3,222.1

Re-estimated recoverable									1,214.7	1,145.3

Net re-estimated liability									$2,050.9	$2,076.8

Nine years later:

Gross re-estimated liability										$3,227.8

Re-estimated recoverable										1,194.4

Net re-estimated liability										$2,033.4

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

As described under “Terrorism” above, although we exclude coverage of nuclear, chemical or biological events from the personal and commercial policies we write, we are required under TRIPRA to offer this coverage in our workers’ compensation policies. We have reinsurance coverage under our casualty reinsurance treaty for losses that result from nuclear, chemical or biological events of approximately $30 million. All other treaties exclude such coverage. Further, under TRIPRA, our retention of losses from such events, if deemed certified terrorist events, is limited to approximately $184.4 million deductible and 15% of losses in excess of this deductible in 2010. However, there can be no assurance that such events would not be material to our financial position or results of operations.

As described above under “Involuntary Residual Markets”, we are subject to concentration of risk with respect to reinsurance ceded to various mandatory residual market mechanisms.

Reference is made to Note 17 – “Reinsurance” on pages 123 and 124 of the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K. Reference is also made to “Involuntary Residual Markets”, and “Voluntary Pools” on pages 9 and 10 of this Form 10-K.

Our 2010 reinsurance program is substantially consistent with our 2009 program. The following table summarizes both our 2009 and 2010 reinsurance programs (excluding coverage available under the federal terrorism reinsurance program which is described under “Terrorism” above):

(in millions)
Treaty	Loss Amount	Loss Retention	Reinsurance Coverage, Including Non-Certified Terrorism(1)	Certified Terrorism Coverage (as defined by TRIPRA)(1)
Property catastrophe occurrence treaty (2), (3)
All perils, per occurrence	< $150.0 $150.0 to $250.0 $250.0 to $700.0 $700.0 to $900.0 > $900.0	100% 48% NA 50% 100%	NA 52% 100% 50% NA	NA 52%; Personal Lines only 100%; Personal Lines only 50%; Personal Lines only NA
Commercial property excess of loss treaty(4)
All perils, per occurrence, excludes Insurance Services Office (“ISO”) named storms	< $10.0 $10.0 to $50.0 > $50.0	100% NA 100%	NA 100% NA	NA NA NA
Property per risk treaty (2), (3), (5)
All perils, including commercial marine, per risk	< $2.0 $2.0 to $5.0 $5.0 to $100.0 > $100.0	100% NA NA 100%	NA 100% 100% N/A	NA 100% 100% NA
Casualty reinsurance (3), (6)
Each loss, per occurrence for general liability, automobile liability, workers’ compensation and umbrella	< $2.0 $2.0 to $5.0 $5.0 to $10.0 $10.0 to $30.0 > $30.0	100% 25% NA NA 100%	NA 75% 100% 100% NA	NA subject to $10M annual aggregate limit subject to $5M annual aggregate limit subject to $20M annual aggregate limit NA
Surety/fidelity bond reinsurance (2)
Excess of loss treaty on bond business	< $5.0 $5.0 to $10.0 $10.0 to $35.0 > $35.0	100% 8% 5% 100%	NA 92% 95% NA	NA NA NA NA
Professional liability reinsurance
Lawyers , miscellaneous professional and technology errors and omissions	< $1.0 $1.0 to $10.0 > $10.0	100% 10% 100%	NA 90% NA	NA NA NA
Management liability reinsurance
Management liability and employment practices liability	< $1.0 $1.0 to $5.0 > $5.0	100% 10% 100%	NA 90% NA	NA NA NA

NA – Not applicable

(1)	This table does not illustrate coverage available under the federal terrorism reinsurance program, but reinsurers typically define coverage for terrorist events based upon whenever such event is “certified” or “non-certified”.

(2)	The property catastrophe occurrence treaty $200 million excess of $700 million layer was purchased effective July 1, 2009 for a twelve month term ending on June 30, 2010 and only provides coverage for perils in the Northeast. The property per risk and surety/fidelity bond treaties have annual effective dates of July 1st. All other treaties have January 1st annual effective dates.

(3)	As discussed in “Other Significant Transactions” in Management’s Discussion and Analysis on page 67 and 68 of this Form 10-K, we purchased AIX on November 28, 2008. In addition to certain layers of coverage from our reinsurance programs as described in this table, the AIX reinsurance program also includes surplus share, quota share, excess of loss, facultative and other forms of reinsurance that cover the writings from AIX specialty and proprietary programs. There are approximately 50 different AIX programs and the reinsurance program is customized to fit the exposure profile of each program.

(4)	The commercial property excess of loss agreement is effective January 1, 2010 and reinsures commercial properties which have at least one location with multiple buildings covered by our policy. This agreement excludes catastrophe losses resulting from events declared by ISO. These “Named Storms” are excluded since losses from such storms are usually covered under property catastrophe occurrence treaties.

(5)	The property per risk treaty $2 million to $5 million layer is subject to a $6 million annual aggregate deductible.

(6)	Coverage between $10 million and $30 million under this agreement is clash reinsurance. Clash reinsurance is a type of excess of loss reinsurance in which an insurance company is reinsured in the event there is a casualty loss affecting two or more of its insureds. Umbrella is covered under our casualty reinsurance treaty subject to separate limits as defined. Umbrella and casualty lines share coverage at the $2 million to $10 million layers with the maximum umbrella limit subject to the casualty treaty of $5 million. There is also a separate layer that provides umbrella coverage of $15 million excess of $5 million per occurrence.

DISCONTINUED OPERATIONS

During 2009, we segregated our discontinued operations business into three components: Discontinued FAFLIC Business, Discontinued Operations of our Variable Life Insurance and Annuity Business, and Discontinued Accident and Health Business.

Our Discontinued FAFLIC Business, which was sold to Commonwealth Annuity on January 2, 2009, included traditional life insurance products, a block of retirement products and a guaranteed investment contract. Results from this business in 2009 reflect recoveries related to indemnification costs. Our Discontinued Operations of our Variable Life Insurance and Annuity business reflects the net costs and recoveries associated with the 2005 sale of this business and primarily includes recoveries of indemnification costs. Our Discontinued Accident and Health Business includes the accident and health business assumed by Hanover Insurance and includes interests in approximately 23 assumed accident and health reinsurance pools and arrangements. We ceased writing new premiums in this business in 1999, subject to certain contractual obligations. The reinsurance pool business consists primarily of direct and assumed medical stop loss, the medical and disability portions of workers’ compensation risks, small group managed care, long-term disability and long-term care pools, student accident and special risk business. Our total reserves for the assumed accident and health business were $130.5 million at December 31, 2009. The total amount recoverable from third party reinsurers was $6.6 million at December 31, 2009. Total net reserves were $123.9 million at December 31, 2009. We will continue to account for this business as Discontinued Operations.

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

Our discontinued operations, in total, generated a net gain of $9.4 million during 2009. Reference is made to “Segment Results – Discontinued Operations” on pages 52 and 53 of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Assets and liabilities related to our accident and health business are reflected as assets and liabilities of discontinued operations.

INVESTMENT PORTFOLIO

We held $5.2 billion of investment assets at December 31, 2009, including $117.1 million of assets in our discontinued accident and health business. Approximately 92% of our investment assets are comprised of fixed maturities, which includes both investment grade and below investment grade public and private debt securities. An additional 6% of our investment assets are comprised of cash and cash equivalents, while the remaining 2% includes equity securities, commercial mortgage loans and other long-term investments. These investments are generally of high quality and our fixed maturities are broadly diversified across sectors of the fixed income market.

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

The majority of our assets are invested in the fixed income markets. Through fundamental research and credit analysis, our investment professionals seek to identify a balance of stable income producing higher quality U.S. agency, municipal, corporate and mortgage-backed securities and undervalued securities in the credit markets. We have a general policy of diversifying investments both within and across all sectors to mitigate credit and interest rate risk. We monitor the credit quality of our investments and our exposure to individual markets, borrowers, industries, sectors and, in the case of direct commercial mortgages and commercial mortgage-backed securities, property types and geographic locations.

All investments held by our insurance subsidiaries are subject to diversification requirements under state insurance laws. Our investment asset portfolio duration is approximately four years and is generally maintained in the range of 1.5 to 3 times the duration of our insurance liabilities. We seek to maintain sufficient liquidity to support our cash flow requirements by monitoring the cash requirements associated with our insurance and corporate liabilities, laddering the maturities within the portfolio, closely monitoring our investment durations, holding highly liquid public securities and managing the purchases and sales of assets.

Reference is made to “Investment Portfolio” on pages 55 to 61 of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

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

See “Rating Agency Actions” on pages 75 and 76 in Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

EMPLOYEES

We have approximately 4,100 employees located throughout the United States as of December 31, 2009. We believe our relations with employees are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to “Directors and Executive Officers of the Registrant” in Part III, Item 10 on pages 133 and 134 of this Form 10-K.

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

ITEM 1A–RISK FACTORS

We wish to caution readers that the following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause our actual results and needs to differ materially from historical results and from those expressed in any of our forward-looking statements made from time to time by us on the basis of our then-current expectations. When used in this Form 10-K, the words “believes”, “anticipates”, “expects”, “projections”, “outlook”, “should”,” could”, “plan”, “guidance”, “likely”, “on track to”, “targeted” and similar expressions are intended to identify forward-looking statements. The businesses in which we engage are in rapidly changing and competitive markets and involve a high degree of risk. Accuracy with respect to forward-looking projections is difficult.

Our results may fluctuate as a result of cyclical changes in the property and casualty insurance industry.

We generate most of our total revenues and earnings through our property and casualty insurance subsidiaries. The results of companies in the property and casualty insurance industry historically have been subject to significant fluctuations and uncertainties. Our profitability could be affected significantly by the following items.

•

increases in costs, particularly those occurring after the time our insurance products are priced and including construction, automobile repair, and medical and rehabilitation costs. This includes “cost shifting” from health insurers to casualty and liability insurers (whether as a result of an increasing number of injured parties without health insurance, coverage changes in health policies to make such coverage, in certain circumstances, secondary to other policies, or implementation of the Medicare Secondary Payer Act which requires reporting and imposes other requirements with respect to medical and related claims paid with respect to Medicare eligible individuals). As it relates to construction, there are often temporary increases in the cost of building supplies and construction labor after a significant event (for example, so called “demand surge” that causes the cost of labor, construction materials and other items to increase in a geographic area affected by a catastrophe);

•	competitive and regulatory pressures, which may affect the prices of our products and the nature of the risks covered;

•	volatile and unpredictable developments, including severe weather, catastrophes and terrorist actions;

•

legal, regulatory and socio-economic developments, such as new theories of insured and insurer liability and related claims and increases in the size of jury awards or changes in state laws and regulations (such as changes in the thresholds affecting “no fault” liability or when non-economic damages are recoverable for bodily injury claims or coverage requirements);

•	fluctuations in interest rates, inflationary pressures, default rates and other factors that affect investment returns; and

•	other general economic conditions and trends that may affect the adequacy of reserves.

The demand for property and casualty insurance can also vary significantly based on general economic conditions (either nationally or regionally), rising as the overall level of economic activity increases and falling as such activity decreases. Loss patterns also tend to vary inversely with local economic conditions, increasing during difficult economic times and moderating during economic upswings or periods of stability. The fluctuations in demand and competition could produce underwriting results that would have a negative impact on our results of operations and financial condition.

Actual losses from claims against our property and casualty insurance subsidiaries may exceed their reserves for claims.

Our property and casualty insurance subsidiaries maintain reserves to cover their estimated ultimate liability for losses and loss adjustment expenses with respect to reported and unreported claims incurred as of the end of each accounting period. Reserves do not represent an exact calculation of liability. Rather, reserves represent estimates, involving actuarial projections and judgments at a given time, of what we expect the ultimate settlement and administration of incurred claims will cost based on facts and circumstances then known, predictions of future events, estimates of future trends in claims frequency and severity and judicial theories of liability, costs of repair and replacement, legislative activity and other factors.

The inherent uncertainties of estimating reserves are greater for certain types of property and casualty insurance lines. These include workers’ compensation, where a longer period of time may elapse before a definitive determination of ultimate liability may be made, environmental liability, where the technological, judicial and political climates involving these types of claims are changing, and various casualty coverages such as professional liability. There is also greater uncertainty in establishing reserves with respect to new business, particularly new business that is generated with respect to newly introduced product lines, such as Connections Auto, by newly appointed agents or in geographies where we have less experience in conducting business. In such cases, there is less historical experience or knowledge and less data upon which the actuaries can rely. Additionally, the introduction of new Commercial Lines products, including through recently acquired subsidiaries, and the development of new niche and specialty lines, presents new risks. Certain new specialty products, such as the new Human Services non-profit directors and officers and employment practices liability policies, lawyers and other professional liability policies, healthcare lines and private company directors and officers coverage may also require a longer period of time to determine the ultimate liability associated with the claims and may produce more volatility in our results and less certainty in our accident year reserves.

We regularly review our reserving techniques, reinsurance and the overall adequacy of our reserves based upon, among other things:

•	our review of historical data, legislative enactments, judicial decisions, legal developments in imposition of damages, changes in political attitudes and trends in general economic conditions;

•	our review of per claim information;

•	historical loss experience of our property and casualty insurance subsidiaries and the industry as a whole; and

•	the provisions in our property and casualty insurance policies.

Underwriting results and segment income could be adversely affected by further changes in our net loss and LAE estimates related to significant events or emerging risks such as “Chinese drywall” claims. Chinese drywall claims consist of individual and class action litigation related to the installation of drywall manufactured in China which allegedly emits a foul odor and gases which cause respiratory, sleep and other health problems and cause corrosion of metal substances. Although it is too soon to assess the merits of such claims or our potential liability for indemnity and defense costs, such claims involve or may involve drywall distributors and installers, contractors, homeowners and others.

The risks and uncertainties in our business that may affect net loss, LAE and reserve estimates and future performance, including the difficulties in arriving at such estimates, should be considered. Estimating losses following any major catastrophe or with respect to emerging issues is an inherently uncertain process. Factors that add to the complexity in these events include the legal and regulatory uncertainty, the complexity of factors contributing to the losses, delays in claim reporting and with respect to areas with significant property damage, the impact of “demand surge” and a slower pace of recovery resulting from the extent of damage sustained in the affected areas due, in part, to the availability and cost of resources to effect repairs. Emerging issues may involve complex coverage, liability and other costs which could significantly affect LAE. As a result, there can be no assurance that our ultimate costs associated with these events or issues will not be substantially different from current estimates.

Anticipated losses associated with business interruption exposure, the impact of wind versus water as the cause of loss, supplemental payments on previously closed claims caused by the development of latent damages and inflationary pressures could have a negative impact on future loss reserve development.

Because of the inherent uncertainties involved in setting reserves, including those related to catastrophes, we cannot provide assurance that the existing reserves or future reserves established by our property and casualty insurance subsidiaries will prove adequate in light of subsequent events. Our results of operations and financial condition could therefore be materially affected by adverse loss development for events that we insure.

Due to geographical concentration in our property and casualty business, changes in the economic, regulatory and other conditions in the regions where we operate could have a significant negative impact on our business as a whole.

We generate a significant portion of our property and casualty insurance net premiums written and earnings in Michigan, Massachusetts and other states in the Northeast, including New Jersey and New York. For the year ended December 31, 2009, approximately 27.7% and 10.4% of our net written premium in our property and casualty business was generated in the states of Michigan and Massachusetts, respectively. Massachusetts and New Jersey in particular with respect to personal automobile insurance, are highly regulated, but undergoing regulatory change. These states impose significant rate control and residual market charges, and restrict a carrier’s ability to exit such markets. The revenues and profitability of our property and casualty insurance subsidiaries are subject to prevailing economic, regulatory, demographic and other conditions, including adverse weather in Michigan and the Northeast. Because of our strong regional focus, our business as a whole could be significantly affected by changes in the economic, regulatory and other conditions in the regions where we transact business.

Results may also be adversely affected by pricing decreases and market disruptions including any caused by the current economic environment in Michigan, recent initiatives in Michigan to reduce rates and subject rates to prior regulatory approval, expand coverage, limit territorial ratings, require insurers to issue “low-cost” policies, increase penalties for delays in claim payments, or expand circumstances in which parties can recover non-economic damages for bodily claims (i.e., pending efforts to modify or overturn the so-called Kreiner decision), and the Michigan Commissioner of Insurance’s proposed ban on the use of credit-based insurance scores. Additionally results may be adversely affected by disruptions caused by potential legislative and executive branches’ intervention related to regulations issued by the Massachusetts Commissioner of Insurance to reform the Massachusetts personal automobile market. The introduction of “managed competition” in Massachusetts has resulted in overall rate level reductions and an increase in regulatory scrutiny by the Massachusetts Attorney General. Additionally, there is uncertainty regarding our ability to attract and retain customers in this market as new and larger carriers enter the state of Massachusetts as a result of “managed competition”.

Further, certain new catastrophe models assume an increase in frequency and severity of certain weather events, whether as a result of potential global warming or otherwise, and financial strength rating agencies are placing increased emphasis on capital and reinsurance adequacy for insurers with certain geographic concentrations of risk. These factors, along with the increased cost of reinsurance, may result in insurers seeking to diversify their geographic exposure, which could result in increased regulatory restrictions in those markets where insurers seek to exit or reduce coverage, as well as an increase in competitive pressures in non-coastal markets such as the Midwest. As previously noted, we have significant concentration of exposures in certain areas, including portions of the Northeast and Southeast and derive a material amount of revenues from operations in the Midwest.

Catastrophe losses could materially reduce our profitability or cash flow.

Our property and casualty insurance subsidiaries are subject to claims arising out of catastrophes that may have a significant impact on their results of operations and financial condition. We may experience catastrophe losses, which could have a material adverse impact on our business. Catastrophes can be caused by various events including hurricanes, earthquakes, tornadoes, wind, hail, fires, severe winter weather, sabotage, terrorist actions and explosion. The frequency and severity of catastrophes are inherently unpredictable.

The extent of gross losses from a catastrophe is a function of two factors: the total amount of insured exposure in the area affected by the event and the severity of the event. The extent of net losses depends on the amount and collectability of reinsurance.

Although catastrophes can cause losses in a variety of property and casualty lines, homeowners and commercial multiple peril insurance have, in the past, generated the vast majority of our catastrophe-related claims. Our catastrophe losses have historically been principally weather-related, particularly hurricanes, as well as snow and ice damage from winter storms.

We purchase catastrophe reinsurance as protection against catastrophe losses. Based upon an ongoing review of our reinsurers’ financial statements, reported financial strength ratings from rating agencies and the analysis and guidance of our reinsurance brokers, we believe that the financial condition of our reinsurers is sound. However, reinsurance is subject to credit risks, including those resulting from over-concentration of exposures within the industry. The availability, scope of coverage and cost of reinsurance could be adversely affected by past natural catastrophes or terrorist attacks and the perceived risks associated with possible future terrorist activities. The impact of these events on the industry or on us cannot currently be determined. Additionally, uncertainty regarding the reinsurance marketplace, which experienced significant losses over the past few years due to Hurricanes Katrina, Ike and Gustav, as well as other events, have caused and could continue to cause our cost and ability to obtain reinsurance coverages similar to our current programs to be adversely affected. We plan to renew the dedicated Northeast property catastrophe occurance treaty described above, but there is no assurance that such coverages will be available or at what price. Although we believe that our current retention levels are appropriate given our level of surplus and exposures, as well as the current reinsurance pricing environment, there can be no assurance that this reinsurance program will provide coverage levels that will prove adequate should we experience losses from one significant or several large catastrophes. We also cannot provide assurance that reinsurance will continue to be available to us at commercially reasonable rates or with coverage provisions reflective of the risks underwritten in our primary policies.

Climate change may adversely impact our results of operations.

There are concerns that the higher level of weather-related catastrophes and other losses incurred by the industry in recent years is indicative of changing weather patterns, whether as a result of changing climate (“global warming”) or otherwise, which could cause such events to persist. This would lead to higher overall losses which we may not be able to recoup, particularly in the current economic and competitive environment, and higher reinsurance costs. It would also likely increase the risks of writing property insurance in coastal areas, particularly in jurisdictions which restrict pricing and underwriting flexibility.

Although we cannot predict the certainty of such events, climate change could have an impact on issuers in which we invest, resulting in realized and unrealized losses in future periods which could have a material adverse impact on our results of operations and/or financial position. It is not possible to foresee which, if any, issuers, industries or markets will be materially and adversely affected, nor is it possible to foresee the magnitude of such effect.

We may incur financial losses resulting from our participation in shared market mechanisms and mandatory and voluntary pooling arrangements.

As a condition to conducting business in several states, our property and casualty insurance subsidiaries are required to participate in mandatory property and casualty shared market mechanisms or pooling arrangements. These arrangements are designed to provide various insurance coverages to individuals or other entities that otherwise are unable to purchase such coverage. We cannot predict whether our participation in these shared market mechanisms or pooling arrangements will provide underwriting profits or losses to us. For the year ended December 31, 2009, we experienced an underwriting gain of $2.3 million from participation in these mechanisms and pooling arrangements, compared to underwriting losses of $11.5 million and $12.3 million in 2008 and 2007, respectively. We may face similar or even more dramatic earnings fluctuations in the future.

Additionally, recent significant increases and expected further increases in the number of participants or insureds in state-sponsored reinsurance pools, FAIR Plans or other residual market mechanisms, particularly in the states of Massachusetts, Louisiana and Florida, combined with regulatory restrictions on the ability to adequately price, underwrite, or non-renew business, could expose us to significant exposures and assessment risks.

In addition, we may be adversely affected by liabilities resulting from our previous participation in certain voluntary property and casualty assumed reinsurance pools. We have terminated participation in virtually all property and casualty voluntary pools, but remain subject to claims related to periods in which we participated. The property and casualty assumed reinsurance businesses have suffered substantial losses during the past several years, particularly related to environmental and asbestos exposure for property and casualty coverages. Due to the inherent volatility in these businesses, possible issues related to the enforceability of reinsurance treaties in the industry and the recent history of increased losses, we cannot provide assurance that our current reserves are adequate or that we will not incur losses in the future. Although we have discontinued participation in these reinsurance pools as described above, we are subject to claims related to prior years or from pools we could not exit in full. Our operating results and financial position may be adversely affected by liabilities resulting from any such claims in excess of our loss estimates.

We cannot guarantee our ability to maintain our current level of reinsurance coverage.

There is uncertainty regarding the reinsurance marketplace, primarily as a result of the significant amount of losses the industry, including the reinsurance industry, incurred in 2008 due to hurricanes Ike and Gustav and in 2005 due to hurricanes Katrina and Rita. There can be no assurance that we will be able to maintain our current levels of reinsurance coverage. Changes in the reinsurance marketplace, including as a result of investment losses or disruptions as a result of the current economic circumstances, may adversely affect our ability to obtain such coverages, as well as adversely affect the cost of obtaining that coverage.

Additionally, the availability, scope of coverage, cost, and creditworthiness of reinsurance could continue to be adversely affected as a result of new catastrophes, terrorist attacks, global conflicts, the changing legal and regulatory environment (including changes which could create new insured risks) and the perceived risks associated with future terrorist activities.

Recent proposals are being considered by the federal government to scale back federal terrorism coverage under TRIPRA. Such proposals would substantially reduce the federal subsidies to insurance companies and calls for an increase in deductibles and co-payments for insurers by 2011, and elimination of such coverage after 2014. They would also eliminate coverage for domestic acts of terrorism. At this time, we are unable to predict the likelihood of adoption of any such proposal, what will ultimately be included in such proposals if passed, or the predictability and severity of acts of terrorism; however, any such change in TRIPRA coverage could have an adverse effect on our results of operations and financial position.

Our businesses are heavily regulated and changes in regulation may reduce our profitability.

Our insurance businesses are subject to supervision and regulation by the state insurance authority in each state in which we transact business. This system of supervision and regulation relates to numerous aspects of an insurance company’s business and financial condition, including limitations on the authorization of lines of business, underwriting limitations, the ability to utilize credit-based insurance scores in underwriting, the ability to terminate agents, supervisory and liability responsibilities for agents, the setting of premium rates, the requirement to write certain classes of business which we might otherwise avoid or charge different premium rates, restrictions on the ability to withdraw from certain lines of business, the establishment of standards of solvency, the licensing of insurers and agents, compensation of agents, concentration of investments, levels of reserves, the payment of dividends, transactions with affiliates, changes of control, protection of private information of our agents, policyholders, claimants and others, and the approval of policy forms. Several states and Congress have proposed to prohibit or otherwise restrict the use of credit-based insurance scores in underwriting or rating our Personal Lines business. The elimination of the use of credit-based insurance scores could cause significant disruption to our business and our confidence in our pricing and underwriting. Most insurance regulations are designed to protect the interests of policyholders rather than stockholders and other investors.

Additionally, from time to time, we are involved in litigation that challenges specific terms and language incorporated into property and casualty contracts, such as claims reimbursements, covered perils and exclusion clauses, among others. For example, we have been named a defendant in lawsuits filed in Louisiana resulting from disputes arising from damages associated with Hurricane Katrina. These claims involve, among other claims, disputes as to the amount of reimbursable claims in particular cases, as well as the scope of insurance coverage under homeowners and commercial property policies due to flooding, civil authority actions, loss of landscaping and business interruption.

From time to time, we are also involved in investigations and proceedings by governmental and self-regulatory agencies. We cannot provide assurance that these investigations, proceedings and inquiries will not result in actions that would adversely affect our results of operations or financial condition.

State regulatory oversight and various proposals at the federal level may in the future adversely affect our ability to sustain adequate returns in certain lines of business or in some cases, operate the line profitably. In recent years, the state insurance regulatory framework has come under increased federal scrutiny, and certain state legislatures have considered or enacted laws that alter and, in many cases, increase state authority to regulate insurance companies and insurance holding company systems. Our business could be negatively impacted by adverse state and federal legislation or regulation, including those resulting in:

•	decreases in rates;

•	limitations on premium levels;

•	coverage and benefit mandates;

•	limitations on the ability to manage care and utilization;

•	requirements to write certain classes of business or in certain geographies;

•	restrictions on underwriting or on methods of compensating independent producers;

•	increased assessments or higher premium or other taxes; and

•	enhanced ability to pierce “no fault” thresholds or recover non-economic damages (such as “pain and suffering”).

These regulations serve to protect the customers and other third parties who deal with us. If we are found to have violated an applicable regulation, administrative or judicial proceedings may be initiated against us which could result in censures, fines, civil penalties (including punitive damages), the issuance of cease-and-desist orders, premium refunds or the reopening of closed claim files, among other consequences. These actions could have a material adverse effect on our financial position and results of operations.

In addition, there have been from time to time proposals to implement federal regulation of the insurance business, either as an alternative to, or in addition to, the current state regulation. We cannot predict the impact that any such legislation, including recent proposals to create a National Insurance Office, would have on our business.

In Michigan, the legislature is currently considering several proposals which would, among other things, change the rate approval process from the current “file and use” system to “prior approval”, eliminate territorial rating, mandate “affordable” rates, reduce the threshold for lawsuits to be filed in “at fault” incidents, require insurers to issue “low-cost” automobile policies, and prohibit the use of certain underwriting criteria such as credit-based insurance scores. The Office of Financial and Insurance Regulation (“OFIR”) had previously issued regulations prohibiting the use of credit scores to rate personal lines insurance policies, which regulations are the subject of litigation being reviewed by the Michigan Supreme Court. Oral arguments were held before the Supreme Court on October 7, 2009. Pending a determination by the Michigan Supreme Court, OFIR is enjoined from disapproving rates on the basis that they are based in part on credit-based insurance scores. At this time, we are unable to predict the likelihood of adoption or impact on the business of any such proposals or regulations, but any such restrictions could have an adverse effect on our results of operations.

Additionally, the federal government is considering various forms of national or “universal” health insurance. At this time we are unable to predict the likelihood or form of such proposals being adopted or the impact on demand for or costs of our products. Furthermore, Congress, as well as state and local governments, also consider from time to time legislation that could increase our tax costs. If such legislation is adopted, our consolidated net income could decline. We cannot predict whether such legislation will be enacted, what the specific terms of any such legislation will be or how, if at all, it might affect our products. Also, recently enacted federal legislation mandates new and significant reporting requirements for property and casualty insurance companies which make payments to or on behalf of claimants who are eligible for various Medicare or other benefits. These requirements impose significant fines for non-compliance and reporting errors. The first quarter of 2010 is the first reporting period. It is not clear how claimants will respond in light of the reporting periods and it is possible that the federal government may seek to recover from insurers amounts paid to claimants in circumstances where the government had previously paid benefits.

We may be adversely affected by new and existing legislation in the states of Louisiana and Florida as a result of the losses incurred in those states from recent hurricanes. We also may incur a greater share of losses related to Louisiana’s and Florida’s shared market mechanisms due to these increased losses, as well as the declining number of carriers providing coverage in this region.

Louisiana’s residual market mechanism for property experienced substantial losses related to Hurricane Katrina. Under the state’s program, we are allowed to recover such losses from policyholders, subject to annual limitations. Although we have recognized an expense currently for our estimated losses from the Louisiana program, given the uncertainty in the marketplace in Louisiana, there can be no assurance that our estimate of this liability will be sufficient to cover our share of such losses or whether we will be able to recover such costs from policyholders. The Louisiana program is also subject to the litigation risks discussed above relating to the scope of insurance coverage and other questions arising out of Hurricane Katrina. Adverse decisions in these cases could materially and adversely affect such liabilities, which in turn could have a material, adverse effect on us. Also, the availability of private homeowners insurance in the state is declining as carriers seek to exit or significantly reduce their exposure in the state. This may increase the number of insureds seeking coverage from the residual market mechanism and could result in increased losses to us.

Florida’s residual market mechanism for property has increased in size in recent years and is expected to grow further following the announcement of several primary insurance companies’ plans to withdraw from the Florida homeowners insurance market or reduce their total exposures. Insurance companies which write business in Florida, including Commercial Lines and automobile coverage, are subject to assessment for losses from Florida’s programs, which assessment could be substantial in the event of hurricanes or other catastrophic events. It is also possible that the reinsurance from the Florida Hurricane Catastrophe Fund will be uncollectible or we would be unable to recover such assessments from the Florida Insurance Guaranty Association in the event that other insurers doing business in the state become insolvent. We are unable to predict the likelihood or impact of such potential assessments or other actions.

We are subject to mandatory assessments by state guaranty funds; an increase in these assessments could adversely affect our results of operations and financial condition.

All fifty states of the United States, the District of Columbia and Puerto Rico have insurance guaranty fund laws requiring property and casualty insurance companies doing business within the state to participate in guaranty associations. These associations are organized to pay contractual obligations under insurance policies issued by impaired or insolvent insurance companies. The associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired or insolvent insurer is engaged. Mandatory assessments by state guaranty funds are used to cover losses to policyholders of insolvent or rehabilitated companies and can be partially recovered through a reduction in future premium taxes in many states (provided the collecting insurer continues to write business in such state). During 2009, we had a total assessment of $2.7 million levied against us, with refunds of $0.6 million received in 2009 for a total net assessment of $2.1 million. As of December 31, 2009, we have $1.2 million of reserves related to guaranty fund assessments. In the future, these assessments may increase above levels experienced in the current and prior years. Future increases in these assessments depend upon the rate of insolvencies of insurance companies. An increase in assessments could adversely affect our results of operations and financial condition.

If we are unable to attract and retain qualified personnel, or if we experience the loss or retirement of key executives or other key employees, we may not be able to compete effectively and our operations could be impacted significantly.

Our future success will be affected by our continued ability to attract and retain qualified executives and other key employees, particularly those experienced in the property and casualty industry.

Our profitability could be adversely affected by periodic changes to our relationships with our agencies.

We periodically review agencies with which we do business to identify those that do not meet our profitability standards or are not strategically aligned with our business. Following these periodic reviews, we may restrict such agencies’ access to certain types of policies or terminate our relationship with them, subject to applicable contractual and regulatory requirements to renew certain policies for a limited time. We may not achieve the desired results from these measures, and our failure to do so could negatively affect our operating results and financial position.

We may be affected by disruptions caused by the introduction of new Personal and Commercial Lines products and related technology changes, new Personal and Commercial Lines operating models and recent or future acquisitions, including the renewal rights agreement we entered into with OneBeacon Insurance Company in December 2009, and expansion into new geographic areas. We could also be affected by an inability to retain profitable policies in force and attract profitable policies in our Personal Lines and Commercial Lines segments, particularly in light of an increasingly competitive product pricing environment and the adoption by competitors of strategies to increase agency appointments and commissions and increased advertising.

Our Personal Lines production and earnings may be unfavorably affected by the continued introduction of new products, including our multivariate auto product, as a proportion of our total personal automobile premium as compared to the historically more profitable legacy products, and our focus on account business (i.e., policyholders who have both automobile and homeowner insurance with us) which we believe, despite pricing discounts, will ultimately be more profitable business, if we experience adverse selection, which occurs when insureds with larger risks purchase our products because of favorable pricing, under-pricing, operational difficulties or implementation impediments with independent agents or the inability to grow new markets after the introduction of new products or the appointment of new agents. In addition, there are increased underwriting risks associated with premium growth and the introduction of new products or programs in both our Personal and Commercial Lines businesses, as well as the appointment of new agencies and the expansion into new geographical areas, and we have experienced increased loss ratios with respect to our new personal automobile business, which is written through our Connections Auto product, particularly in certain states where we have less experience and data.

Similarly, the introduction of new Commercial Lines products, including through our recently acquired subsidiaries and the development of new niche and specialty lines, presents new risks. Certain new specialty products may present longer “tail” risks and increased volatility in profitability. Our expansion into new western states, including California, presents additional underwriting risks since the regulatory, geographic, natural risk, legal environment, demographic, business, economic and other characteristics of these states present challenges different from those in the states in which we currently do business.

There can also be no assurances that we will be able to successfully integrate recent and any future acquisitions or that we will not assume unknown liabilities and reserve deficiencies in connection with such acquisitions. The renewal rights transaction with OneBeacon Insurance Company presents us with an opportunity to renew a significant amount of Commercial Lines premium, but there are no assurances that the insurance agencies who control such business will renew such policies with us, that we will be able to appropriately rate and price such policies, that the additional expenses we incurred to acquire and process such business will not result in losses, that we will be able to process such business or that such business will prove to be profitable.

Intense competition could negatively affect our ability to maintain or increase our profitability.

We compete with a large number of companies in our property and casualty segment. We compete, and will continue to compete, with national and regional insurers, mutual companies, specialty insurance companies, so called “off-shore” companies which enjoy certan tax advantages, underwriting agencies and financial services institutions. In recent years, there has been substantial consolidation and convergence among companies in the financial services industry, resulting in increased competition from large, well-capitalized financial services firms. Many of our competitors have greater financial, technical and operating resources than we do. In addition, competition in the property and casualty insurance markets has intensified over the past several years. This competition has had and may continue to have an adverse impact on our revenues and profitability.

A number of new, proposed or potential legislative or industry developments could further increase competition in our industry. These developments include:

•	the implementation of commercial lines deregulation in several states;

•	programs in which state-sponsored entities provide property insurance in catastrophe prone areas or other alternative markets types of coverage;

•	changes in, or restrictions on, the way independent agents may be compensated by insurance companies;

•	increased competition from off-shore tax advantaged insurance companies;

•	changing practices caused by the internet and the increased usage of real time comparative rating tools, which have led to greater competition in the insurance business in general; and

•	proposals, from time to time, to provide for federal chartering of insurance companies.

In addition, we could face heightened competition resulting from the entry of new competitors and the introduction of new products by new and existing competitors. Increased competition could make it difficult for us to obtain new customers, retain existing customers or maintain policies in force by existing customers. It could also result in increasing our service, administrative, policy acquisition or general expense due to the need for additional advertising and marketing of our products. In addition, our administrative, technology and management information systems expenditures could also increase substantially as we try to maintain our competitive position. We cannot provide assurance that we will be able to maintain a competitive position in the markets in which we operate, or that we will be able to expand our operations into new markets. If we fail to do so, our business could be materially adversely affected.

We are rated by several rating agencies, and changes to our ratings could adversely affect our operations.

Our ratings are important in establishing our competitive position and marketing the products of our insurance companies to our agents and customers, since rating information is broadly disseminated and generally used throughout the industry.

Our insurance company subsidiaries are rated by A.M. Best, Moody’s, Fitch, and Standard & Poor’s. These ratings reflect a rating agency’s opinion of our insurance subsidiaries’ financial strength, operating performance, strategic position and ability to meet their obligations to policyholders. These ratings are not evaluations directed to investors, and are not recommendations to buy, sell or hold our securities. Our ratings are subject to periodic review by the rating agencies and we cannot guarantee the continued retention or improvement of our current ratings. This is particularly true in the current economic environment where rating agencies may increase their capital requirements or other criteria for various rating levels.

Downgrades in future periods could adversely affect our results of operations and financial position.

Negative changes in our level of statutory surplus could adversely affect our ratings and profitability.

The capacity for an insurance company’s growth in premiums is in part a function of its statutory surplus. Maintaining appropriate levels of statutory surplus, as measured by state insurance regulators, is considered important by state insurance regulatory authorities and the private agencies that rate insurers’ claims-paying abilities and financial strength. Regulators may require that additional capital be contributed to increase the level of statutory surplus. Failure to maintain certain levels of statutory surplus could result in increased regulatory scrutiny, action by state regulatory authorities or a downgrade by private rating agencies. Our surplus is affected by, among other things, results of operations and investment gains, losses and impairments.

The National Association of Insurance Commissioners, or NAIC, uses a system for assessing the adequacy of statutory capital for property and casualty insurers. The system, known as risk-based capital, is in addition to the states’ fixed dollar minimum capital and other requirements. The system is based on risk-based formulas that apply prescribed factors to the various risk elements in an insurer’s business and investments to report a minimum capital requirement proportional to the amount of risk assumed by the insurer. We believe that any failure to maintain appropriate levels of statutory surplus would have an adverse impact on our ability to grow our property and casualty business profitably.

We may not be able to grow as quickly as we intend, which is important to our current strategy.

Over the past several years, we have made and our current plans are to continue to make, significant investments in our Personal and Commercial Lines of businesses, and we have increased expenses and made acquisitions in order to, among other things, strengthen our product offerings and service capabilities, expand into new geographic areas, improve technology and our operating models, build expertise in our personnel, and expand our distribution capabilities, with the ultimate goal of achieving significant, sustained growth. The ability to achieve significant profitable premium growth in order to earn adequate returns on such investments and expenses, and to grow further without proportionate increases in expenses, is critical to our current strategy. There can be no assurance that we will be successful at profitably growing our business, or that we will not alter our current strategy due to changes in our markets or an inability to successfully maintain acceptable margins on new business or for other reasons, in which case written and earned premium, property and casualty segment income and net book value could be adversely affected.

We could be subject to additional losses related to the sale of our Discontinued FAFLIC and variable life insurance and annuity businesses.

On January 2, 2009, we sold our remaining life insurance subsidiary, First Allmerica Financial Life Insurance Company (“FAFLIC”), to Commonwealth Annuity and Life Insurance Company (“Commonwealth Annuity”), a subsidiary of The Goldman Sachs Group, Inc (“Goldman Sachs”). Coincident with the sale transaction, The Hanover Insurance Company (“Hanover Insurance”) and FAFLIC entered into a reinsurance contract whereby Hanover Insurance assumed FAFLIC’s discontinued accident and health insurance business. Goldman Sachs previously purchased, in 2005, our variable life insurance and annuity business.

In connection with these transactions, we have agreed to indemnify Commonwealth Annuity and Goldman Sachs for certain contingent liabilities, including litigation and other regulatory matters (including with respect to existing and potential litigation), as well as other contractual obligations. We have established a reserve related to these contractual indemnifications. Although we believe that this liability is appropriate, we cannot provide assurance that costs related to these indemnifications when they ultimately settle, will not exceed our current liability.

We may incur financial losses related to our discontinued assumed accident and health reinsurance pools and arrangements.

We previously participated, through FAFLIC, in approximately 40 assumed accident and health reinsurance pools and arrangements. The business was assumed by Hanover Insurance through a reinsurance agreement with FAFLIC. During 1999, we ceased writing new premiums in this business, subject to certain contractual obligations. The reinsurance pool business consisted primarily of direct and assumed medical stop loss, the medical and disability portions of workers’ compensation risks, small group managed care, long-term disability and long-term care pools, student accident and special risk business. We are currently monitoring and managing the run-off of our related participation in the 23 pools with remaining liabilities.

Under these arrangements, we variously acted as a reinsurer, a reinsured or both. In some instances, we ceded significant exposures to other reinsurers in the marketplace. There are disputes ongoing within the industry, which relate to the placement of this type of business with various reinsurers and ultimately may result in an impact to the recovery of the placed reinsurance. The potential risk to us as a participant in these pools is primarily that other companies that reinsured this business from us may seek to avoid or fail to timely pay their reinsurance obligations (especially in light of the fact that historically these pools sometimes involved multiple layers of overlapping reinsurers, or so-called “spirals”) or may become insolvent. Thus, we are exposed to both assumed losses and to credit risk related to these pools. We are not currently engaged in any significant disputes in respect to this business. At this time, we do not anticipate that any significant portion of recorded reinsurance recoverables will be uncollectible. However, we cannot provide assurance that all recoverables are collectible and should these recoverables prove to be uncollectible, our results of operations and financial position may be negatively affected.

We believe our reserves for the accident and health assumed and ceded reinsurance business appropriately reflect both current claims and unreported losses. However, due to the inherent volatility in this business and the reporting lag of losses that tend to develop over time and which ultimately affect excess covers, there can be no assurance that current reserves are adequate or that we will not have additional losses in the future. Although we have discontinued participation in these reinsurance arrangements, unreported claims related to the years in which we were a participant may be reported and previously reported claims may develop unfavorably. If any such unreported claims or unfavorable development is reported to us, our results of operations and financial position may be negatively impacted.

Other market fluctuations and general economic, market and political conditions may also negatively affect our business, profitability and investment portfolio.

It is difficult to predict the impact of the continuing recessionary economic environment on both our Personal and Commercial Lines segment. Our ability to increase pricing has been impacted as agents and policyholders have been more price sensitive, customers shop for policies more frequently or aggressively, utilize comparative rating models or, in Personal Lines in particular, turn to direct sales channels rather than independent agents. We have also experienced decreased new business premium levels, retention and renewal rates, and renewal premiums. Specifically in Personal Lines, policyholders may reduce coverages or change deductibles to reduce premiums, experience declining home values, or be subject to increased foreclosures, and policyholders may retain older or less expensive automobiles and purchase or insure fewer ancillary items such as boats, trailers and motor homes for which we provide coverages. Additionally if, as a result of the difficult economic environment, drivers continue to eliminate automobile insurance coverage or to reduce their bodily injury limit, we may be exposed to more uninsured and underinsured motorist coverage losses. In Commercial Lines, the overall decline in the economy has resulted in reductions in demand for insurance products and services as more companies cease to do business and there are fewer business start-ups, particularly as small businesses are affected by a decline in overall consumer and business spending. Additionally, claims frequency could increase as policyholders submit and pursue claims more aggressively than in the past, fraud incidences may increase, or we may experience higher incidents of abandoned properties or poorer maintenance, which may also result in more claims activity. We have experienced higher workers’ compensation claims as injured employees take longer to return to work, increased surety losses as construction companies experience financial pressures and higher retroactive premium returns as audit results reflect lower payrolls. Our business could also be affected by an ensuing consolidation of independent insurance agencies.

At December 31, 2009, we held approximately $5.2 billion of investment assets in categories such as fixed maturities, cash and short-term investments, equity securities, mortgage loans, and other long-term investments. Our investment returns, and thus our profitability, may be adversely affected from time to time by conditions affecting our specific investments and, more generally, by bond, stock, real estate and other market fluctuations and general economic, market and political conditions, including concerns regarding sub-prime and prime mortgages, as well as residential and commercial mortgage-backed or other debt securities, and concerns relating to the ratings and capitalization of municipal bond and mortgage guarantees. Our ability to make a profit on insurance products, depends in part on the returns on investments supporting our obligations under these products and the value of specific investments may fluctuate substantially depending on the foregoing conditions. We may use a variety of strategies to hedge our exposure to interest rate and other market risk. However, hedging strategies are not always available and carry certain credit risks, and our hedging could be ineffective.

In addition, debt securities comprise a material portion of our investment portfolio. The issuers of those securities, as well as borrowers under the loans we make, customers, trading counterparties, counterparties under swaps and other derivative contracts and reinsurers, may be affected by declining market conditions. These parties may default on their obligations to us due to lack of liquidity, downturns in the economy or real estate values, operational failure, bankruptcy or other reasons. Uncertain trends in the U.S. and other economies in 2009 and prior years have resulted in increased levels of investment impairments. We cannot assure you that further impairment charges will not be necessary in the future. Our ability to fulfill our debt and other obligations could be adversely affected by the default of third parties on their obligations owed to us.

Recent developments in the global financial markets may continue to adversely affect our investment portfolio and related impact on our other comprehensive income, shareholders’ equity and overall investment performance. Over the past two years, global financial markets have experienced unprecedented and challenging conditions, including a tightening in the availability of credit and the failure of several large financial institutions. As a result, certain government bodies and central banks worldwide, including the U.S. Treasury Department and the U.S. Federal Reserve, have undertaken unprecedented intervention programs, the effects of which remain uncertain. Further government intervention continues to be discussed, specifically the creation of an agency to provide federal oversight of insurance companies, and the effect of such federal oversight that may transpire is unknown. The U.S. economy has experienced and continues to experience significant declines in employment, household wealth, and lending. If conditions further deteriorate, our business could be further affected in different ways. Continued turbulence in the U.S. economy and contraction in the credit markets could further adversely affect our profitability, demand for our products or our ability to raise rates, and could also result in further declines in market value and future impairments of our investment assets. There can be no assurances that conditions in the global financial markets will not worsen and/or further adversely affect our investment portfolio and overall performance. Recessionary economic periods and higher unemployment are historically accompanied by higher claims activity, particularly in the personal lines of business and in the workers’ compensation line of business and higher defaults in contractors’ bonds.

Market conditions also affect the value of assets under our employee pension plans, including our Cash Balance Plan. The expense or benefit related to our employee pension plans results from several factors, including changes in the market value of plan assets, interest rates, regulatory requirements or judicial interpretation of benefits. For the year ended December 31, 2009, we recognized net expenses of $33.9 million related to our employee pension plans. Additionally, in 2009, we contributed $45.2 million to our qualified pension plan. At December 31, 2009, our plan assets included approximately 42% of equity securities and 57% of fixed maturities. During 2010 and for the next few years, we expect to shift the assets that are held by the plan to include a higher level of fixed maturities. Also, declines in the market value of plan assets and interest rates from levels at December 31, 2009 could negatively affect our results of operations. At December 31, 2009, for both our qualified and non-qualified pension plans, our net liabilities exceeded assets by approximately $132 million. In January of 2010, we contributed $100 million to our qualified plan and do not expect to make any significant additional contributions in order to meet our minimum funding requirements. However, deterioration in market conditions and differences between our assumptions and actual occurances, and behaviors, including judicial determinations of ultimate benefit obligations, could result in a need to fund more into the qualified plan to maintain this funding level.

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

We are a holding company and rely on our insurance company subsidiaries for cash flow; we may not be able to receive dividends from our subsidiaries in needed amounts.

We are a holding company for a diversified group of insurance and financial services companies and our principal assets are the shares of capital stock of our subsidiaries. Our ability to make required debt service payments, as well as our ability to pay operating expenses and pay dividends to shareholders, depends upon the receipt of sufficient funds from our subsidiaries. The payment of dividends by our insurance company subsidiaries is subject to regulatory restrictions and will depend on the surplus and future earnings of these subsidiaries, as well as the regulatory restrictions. We are required to notify insurance regulators prior to paying any dividends from our insurance subsidiaries and pre-approval is required with respect to “extraordinary dividends”.

Because of the regulatory limitations on the payment of dividends from our insurance company subsidiaries, we may not always be able to receive dividends from these subsidiaries at times and in amounts necessary to meet our debt and other obligations. The inability of our subsidiaries to pay dividends to us in an amount sufficient to meet our debt service and funding obligations would have a material adverse effect on us. These regulatory dividend restrictions also impede our ability to transfer cash and other capital resources among our subsidiaries.

Our dependence on our insurance subsidiaries for cash flow exposes us to the risk of changes in their ability to generate sufficient cash inflows from new or existing customers or from increased cash outflows. Cash outflows may result from claims activity, expense payments or investment losses. Reductions in cash flow from our subsidiaries would have a material adverse effect on our business and results of operations.

Although we monitor their financial soundness, we cannot be sure that our reinsurers will pay in a timely fashion, if at all.

We purchase reinsurance by transferring part of the risk that we have assumed (known as ceding) to reinsurance companies in exchange for part of the premium we receive in connection with the risk. As of December 31, 2009, our reinsurance receivable (including from MCCA) amounted to approximately $1.2 billion. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the reinsured) of our liability to our policyholders or, in cases where we are a reinsurer to our reinsureds. Accordingly, we bear credit risk with respect to our reinsurers. Although we monitor the credit quality of our reinsurers, we cannot be sure that they will pay the reinsurance recoverables owed to us currently or in the future or that they will pay such recoverables on a timely basis.

Errors or omissions in connection with the administration of any of our products may cause our business and profitability to be negatively impacted.

We are responsible to our policyholders for administering their policies, premiums and claims and ensuring that appropriate records are maintained which reflect their transactions. We are subject to risks that errors or omissions of information occurred with respect to the administration of our products. As a result, we are subject to risks of liabilities associated with “bad faith”, unfair claims practices, unfair trade practices or similar allegations. Such risks may stem from allegations of agents, vendors, policyholders, claimants, regulators, states’ attorneys general or others. We may incur charges associated with any errors and omissions previously made with respect to both our current business operations and those operations which have been sold to Goldman Sachs or Commonwealth Annuity, or any errors or omissions in our ongoing business which are made in future periods. These charges may result from our obligation to policyholders to correct any errors or omissions, from fines imposed by regulatory authorities, or from other items, which may affect our financial position or results of operations.

Our business continuity and disaster recovery plans may not sufficiently address all contingencies.

Terrorist actions, catastrophes or other significant events affecting our infrastructure may interrupt our ability to conduct business, and delays in recovery of our operating capabilities could negatively affect our business and profitability.

U.S. inflation may negatively impact reserves and the value of investments.

U.S. inflationary pressures, particularly with respect to medical and health care, automobile repair and construction costs, all of which are significant components of our indemnity liabilities under policies we issue to our customers, and which could also impact the adequacy of reserves we have set aside for prior accident years may have a negative affect on our results of operations. Inflationary pressures which cause or contribute to, or are the result of, increases in interest rates, may reduce the fair value of our investment portfolio.

ITEM 1B–UNRESOLVED STAFF COMMENTS

None.

ITEM 2–PROPERTIES

We own our headquarters, located at 440 Lincoln Street, Worcester, Massachusetts, with approximately 938,000 square feet.

We also own office space located at 645 W. Grand River, Howell, Michigan, which is approximately 111,000 square feet, and a three-building complex located at 808 North Highlander Way, Howell, Michigan, with approximately 176,000 square feet, where various business operations are conducted.

We lease offices throughout the country for branch sales, underwriting and claims processing functions, and the operations of our recently acquired subsidiaries.

We believe that our facilities are adequate for our present needs in all material respects. Certain of our properties may be made available for lease.

ITEM 3–LEGAL PROCEEDINGS

DURAND LITIGATION

On March 12, 2007, a putative class action suit captioned Jennifer A. Durand v. The Hanover Insurance Group, Inc., The Allmerica Financial Cash Balance Pension Plan was filed in the United States District Court for the Western District of Kentucky. The named plaintiff, a former employee who received a lump sum distribution from our Cash Balance Plan (the “Plan”) at or about the time of her termination, claims that she and others similarly situated did not receive the appropriate lump sum distribution because in computing the lump sum, we understated the accrued benefit in the calculation. We filed a motion to dismiss on the basis that the plaintiff failed to exhaust administrative remedies, which motion was granted without prejudice in a decision dated November 7, 2007. This decision was reversed by an order dated March 24, 2009 issued by the United States Court of Appeals for the Sixth Circuit, and the case was remanded to the district court.

The plaintiff filed an Amended Complaint on December 11, 2009. In response, we filed a Motion to Dismiss on January 30, 2010. In addition to the pending calculation of the lump sum distribution claim, the Amended Complaint includes: (a) a claim that the Plan failed to calculate participants’ account balances properly because interest credits were based solely upon the performance of each participant’s selection from among various hypothetical investment options (as the Plan provided) rather than crediting the greater of that performance or the 30 year Treasury rate; (b) a claim that the 2004 Plan amendment, which changed interest crediting for all participants from the performance of participant’s investment selections to the 30 year Treasury rate, reduced benefits in violation of the Employee Retirement Income Security Act of 1974 (“ERISA”) for participants who had account balances as of the amendment date by not continuing to provide them performance-based interest crediting on those balances; and (c) claims for breach of fiduciary duty and ERISA notice requirements for not properly informing participants of the various interest crediting and lump sum distribution matters of which plaintiffs complain. In our judgment, the outcome is not expected to be material to our financial position, although it could have a material effect on the results of operations for a particular quarter or annual period and on the funding of the Plan.

Hurricane Katrina (“Road Home”) Litigation

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

On March 5, 2009, the court issued an Order granting in part and denying in part a Motion to Dismiss filed by defendants. The court dismissed all claims for bad faith and breach of fiduciary duty and all claims for flood damages under policies with flood exclusions or asserted under the Valued Policy Law, but rejected the insurers’ arguments that the purported assignments from individual claimants to the state were barred by anti-assignment provisions in the insurers’ policies. On April 16, 2009, the court denied a Motion for Reconsideration of its ruling regarding the anti-assignment provisions, but certified the issue as ripe for immediate appeal. On April 30, 2009, defendants filed a Petition for Permission to Appeal to the United States Court of Appeals for the Fifth Circuit, which was granted. Defendants’ appeal is currently pending.

We have established our loss and LAE reserves on the assumption that we will not have any liability under the “Road Home” or similar litigation.

ITEM 4–RESERVED

PART II

ITEM 5–MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK AND STOCKHOLDER OWNERSHIP

Our common stock is traded on the New York Stock Exchange under the symbol “THG”. On February 24, 2010, we had approximately 27,529 shareholders of record and 47,497,347 shares outstanding. On the same date, the trading price of our common stock was $42.10 per share.

COMMON STOCK PRICES AND DIVIDENDS

	High (1)	Low (1)	Dividends

2009
First Quarter	$43.37	$28.49	—
Second Quarter	$38.11	$29.19	—
Third Quarter	$42.82	$37.23	—
Fourth Quarter	$45.23	$40.67	$0.75
2008
First Quarter	$47.17	$40.14	—
Second Quarter	$46.83	$41.71	—
Third Quarter	$51.00	$38.01	—
Fourth Quarter	$45.00	$31.92	$0.45

(1)	Common stock prices were obtained from a third party broker.

DIVIDENDS

On October 20, 2009, the Board of Directors declared a 75 cents per share cash dividend, which was paid on December 9, 2009 to shareholders of record as of November 25, 2009. The Board also noted its intention to proceed on the basis of a quarterly instead of an annual dividend schedule. On February 26, 2010, the Board declared a quarterly dividend of $0.25 per share to shareholders of record on March 8, 2010, payable March 22, 2010. The payment of future dividends on our common stock will be a business decision made by the Board of Directors from time to time based upon cash available at our holding company, our results of operations and financial condition and such other factors as the Board of Directors considers relevant.

Dividends to shareholders may be funded from dividends paid to us from our subsidiaries. Dividends from insurance subsidiaries are subject to restrictions imposed by state insurance laws and regulations. See “Liquidity and Capital Resources” on pages 69 to 72 of Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 14 – “Dividend Restrictions” on page 121 of the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K.

ISSUER PURCHASES OF EQUITY SECURITIES

On February 26, 2010, our Board of Directors authorized a $100 million increase to our existing common stock repurchase program. This increase was in addition to two previous increases of $100 million each, approved on December 8, 2009 and September 24, 2009. As a result of these most recent increase, the program provides for aggregate repurchases of up to $400 million of our common stock. Under this repurchase authorization, we may repurchase our common stock from time to time, in amounts and prices and at such times as we deem appropriate, subject to market conditions and other considerations. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. On December 8, 2009, we also entered into an accelerated share repurchase agreement with Barclays Bank PLC, acting through its agent, Barclays Capital, Inc., for the immediate repurchase of 2.4 million shares of our common stock at a cost of approximately $100.6 million. Including the repurchases from this accelerated share repurchase program, we repurchased 3.6 million shares at a cost of $148.1 million in 2009, 1.3 million shares at a cost of $58.5 million in 2008 and approximately 38,000 shares at a cost of $1.6 million in 2007. Total repurchases under this program as of February 24, 2010 were 5.2 million shares at a cost of approximately $218 million.

Shares purchased in the quarter are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
October 1 – 31, 2009(1)	239,709	$42.96	238,834	$93,400,000
November 1 – 30, 2009(2)	42,329	41.63	41,987	91,700,000
December 1 – 31, 2009 (3)	2,425,997	41.35	2,418,000	91,700,000

Total	2,708,035	$41.50	2,698,821	$91,700,000

(1)	Includes 875 shares that were withheld to satisfy tax withholding amount due from employees upon the receipt of previously restricted shares.

(2)	Includes 342 shares that were withheld to satisfy tax withholding amount due from employees upon the receipt of previously restricted shares.

(3)

Includes 7,997 shares that were withheld to satisfy tax withholding amount due from employees related to the receipt of stock which resulted from the vesting of their performance based restricted stock units.

ITEM 6-SELECTED FINANCIAL DATA

Five Year Summary Of Selected Financial Highlights

For The Years Ended December 31 (In millions, except per share data)	2009	2008	2007	2006	2005
Statements of Income
Revenues
Premiums	$2,546.4	$2,484.9	$2,372.0	$2,219.2	$2,161.2
Net investment income	252.1	258.7	247.0	228.5	209.7
Net realized investment gains (losses)	1.4	(97.8)	(0.9)	(0.2)	7.8
Fees and other income	34.2	34.6	56.0	57.9	42.6

Total revenues	2,834.1	2,680.4	2,674.1	2,505.4	2,421.3

Losses and Expenses
Losses and loss adjustment expenses	1,639.2	1,626.2	1,457.4	1,387.1	1,601.6
Policy acquisition expenses	581.3	556.2	523.6	476.4	458.5
Gain from retirement of corporate debt	(34.5)	—	—	—	—
Other operating expenses	377.2	333.6	351.6	370.9	307.8

Total losses and expenses	2,563.2	2,516.0	2,332.6	2,234.4	2,367.9

Income from continuing operations before federal income taxes	270.9	164.4	341.5	271.0	53.4
Federal income tax expense (benefit)	83.1	79.9	113.2	87.2	(6.3)

Income from continuing operations	187.8	84.5	228.3	183.8	59.7
Discontinued operations (net of taxes):
Gain (loss) from discontinued FAFLIC business, (including gain (loss) on disposal of $7.1 and $(77.3) in 2009 and 2008)	7.1	(84.8)	10.9	7.9	16.8
Income (loss) from operations of discontinued variable life insurance and annuity business, (including gain (loss) on disposal of $4.9, $8.7, $7.9, $(29.8) and $(444.4) in 2009, 2008, 2007, 2006 and 2005)	4.9	11.3	13.1	(29.8)	(401.7)
Loss from discontinued accident and health business	(2.6)	—	—	—	—
Income from operations of AMGRO (including gain on disposal of $11.1 in 2008)	—	10.1	—	—	—
Other discontinued operations	—	(0.5)	0.8	7.8	—

Income (loss) from discontinued operations	9.4	(63.9)	24.8	(14.1)	(384.9)

Income (loss) before cumulative effect of change in accounting principle	197.2	20.6	253.1	169.7	(325.2)
Cumulative effect of change in accounting principle	—	—	—	0.6	—

Net income (loss)	$197.2	$20.6	$253.1	$170.3	$(325.2)

Earnings (loss) per common share (diluted)	$3.86	$0.40	$4.83	$3.27	$(6.02)
Dividends declared per common share (diluted)	$0.75	$0.45	$0.40	$0.30	$0.25

Balance Sheets (at December 31)
Total assets	$8,042.7	$9,230.2	$9,815.6	$9,856.6	$10,634.0
Long-term debt	433.9	531.4	511.9	508.8	508.8
Total liabilities	5,684.1	7,343.0	7,516.6	7,857.4	8,682.7
Shareholders’ equity	2,358.6	1,887.2	2,299.0	1,999.2	1,951.3

ITEM 7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction	32

Executive Overview	32-34

Description of Operating Segments	34

Results of Operations	34-35

Segment Results	35

Property and Casualty	36-52
Discontinued Operations	52-54
Other Items	54-55

Investment Portfolio	55-61

Market Risk and Risk Management Policies	61-63

Income Taxes	63-65

Critical Accounting Estimates	65-67

Other Significant Transactions	67-68

Statutory Surplus of Insurance Subsidiaries	69

Liquidity and Capital Resources	69-72

Other Matters	72-73

Off–Balance Sheet Arrangements	73

Contingencies and Regulatory Matters	73-75

Rating Agency Actions	75-76

Recent Developments	77

Risks and Forward-Looking Statements	77

Glossary of Selected Insurance Terms	77-79

INTRODUCTION

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist readers in understanding the consolidated results of operations and financial condition of The Hanover Insurance Group, Inc. and subsidiaries (“THG”) and should be read in conjunction with the Consolidated Financial Statements and related footnotes included elsewhere herein.

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

During 2009, the U.S. and global financial markets and economies remain strained, as market values fluctuated significantly and are expected to continue to fluctuate. Defaults in corporate bonds may continue, particularly with respect to non-investment grade securities. Credit spreads, however, tightened during the period, resulting in a substantial improvement in unrealized losses in 2009 compared to the prior year. This improvement resulted in our investment portfolio having an unrealized gain position at December 31, 2009. Although 2009 has shown positive momentum in the financial markets, uncertainty still exists in these markets, and with respect to the potential impact on our business of the current difficult economy.

Our investment holdings totaled $5.1 billion at December 31, 2009 and consist primarily of investment grade fixed maturities and cash and cash equivalents, with net unrealized gain positions of approximately $104 million. The improvement in our net unrealized investment position, from a loss in 2008 to a gain in 2009, particularly in investment-grade securities, is due primarily to market appreciation. We recognized impairment charges of $36.2 million during the year ended December 31, 2009. These impairment charges primarily related to credit-related losses on below investment grade fixed maturities.

With respect to underwriting results, in 2009 we recorded pre-tax catastrophe losses of $98.9 million, a decrease of $70.8 million from the same period in 2008. This was essentially offset by higher current year claims, lower favorable development on prior year’s loss and loss adjustment expenses (“LAE”) reserves, and higher expenses. The higher current year claims were primarily the result of an unusually high level of non-catastrophe weather-related losses. In light of these weather-related losses, we have sought and will continue to seek additional rate increases in Personal Lines.

We and the industry in general continue to experience pricing pressures and in recent years the property and casualty industry has reported overall negative growth. These pressures are particularly acute in Michigan, which accounts for almost 28% of our net written premium. We believe that our ongoing agency relationships, position in the marketplace and strong product set, position us well in Michigan relative to many of our competitors.

We have made an explicit decision to invest further in our business despite the fact that our expense ratio is higher than that of some of our peer companies and other competitors. In Personal Lines, we are investing to improve the competitiveness of our products and in technology and systems enhancements intended to make our interactions with agents more efficient. In Commercial Lines, most of our investments are directed toward expanding our product capabilities and offerings in various niches and differentiated products. We continue to invest in systems improvements, particularly with respect to small commercial business. In addition, we recently started to expand our Commercial Lines offerings into selected states in the western part of the country.

During May 2009, A.M. Best Company upgraded the financial strength ratings of our property and casualty companies to an “A” rating, from its prior rating of “A-”. A.M. Best also upgraded the rating related to our Senior Debt to “bbb”, from a prior rating of “bbb-”. We believe that these upgrades, which occurred at a time of uncertainty in the financial services industry, reflect the strength of our balance sheet, our solid capital position, and the results of our investments in the business over the past several years.

These upgrades are expected to provide access to certain business groups and markets, particularly in Commercial Lines, that have previously not been significant in our mix of business. However, there can be no assurance that the ratings upgrades will produce the results expected.

Personal Lines

In our Personal Lines business, the market continues to be very competitive, with continued pressure on agents from direct writers, as well as the increased usage of real time comparative rating tools. We maintain our focus on partnering with high quality, value added agencies which stress the importance of account rounding, which is the conversion of single policy customers to accounts with multiple policies and/or additional coverages, and consultative selling. We are focused on making investments that are intended to help us maintain profitability, build a distinctive position in the market, such as through our “Think Hanover” initiative, and provide us with profitable growth opportunities.

Our Think Hanover investments are intended to enhance retention and strengthen our value proposition for agents, including by introducing broad and innovative product offerings. We introduced a substantially improved product suite (The Hanover Household) and made it easier for agents to write more lines of business per household. We also modified our operating model and agency automation which is intended to deliver a competitive sales and services experience for agents (Front Line Excellence).

Current market conditions continue to be challenging as pricing pressures and economic conditions remain difficult, especially in Michigan. These competitive and economic pressures have adversely affected our ability to grow and retain business in Michigan, our largest state, and elsewhere. We are working closely with our partner agents in Michigan and our other core states to remain a significant writer with strong margins.

In 2009, we continued our mix management initiatives relating to our Connections® Auto product to improve the overall profitability of the business. We are focused on reducing our growth in less profitable automobile segments and increasing our multi-car and total account business consistent with our account rounding strategy. We believe that market conditions will remain challenging and competitive in Personal Lines. Despite these challenges, we experienced relatively flat growth levels in Personal Lines and expect that trend to continue into 2010 as the industry continues to be impacted by the difficult economic environment.

We believe that our Connections Auto product will help us profitably grow our market share over time. The Connections Auto product is designed to be competitively priced for a wide spectrum of drivers through its multivariate rating application, which calculates rates based upon the magnitude and correlation of multiple risk factors. At the same time, a core strategy is to broaden our portfolio offerings and write “total accounts”, which are accounts that include multiple personal line coverages for the same customer. Our homeowners product, Connections® Home is intended to improve our competitiveness for total account business by making it easier and more efficient for our agents to write business with us and by providing more comprehensive coverage options for policyholders. In addition, in 11 states we have introduced a more sophisticated, multi-variate pricing approach to our Homeowners product which is designed to better align rates with the underlying risk of each customer. We plan to continue to implement this more sophisticated price segmentation in our other states. We also continue to refine our products and work closely with high potential agents to increase the percentage of business they place with us and to ensure that it is consistent with our preferred mix of business. Additionally, we remain focused on diversifying our state mix beyond our four core states of Michigan, Massachusetts, New York and New Jersey. We expect these efforts to contribute to profitable growth and improved retention in our Personal Lines segment over time.

Commercial Lines

The Commercial Lines market remains competitive. Price competition requires us to be highly disciplined in our underwriting process to ensure that we write business only at acceptable margins. In certain lines of business where, in many instances, the economy may be a particularly important factor, such as surety and workers’ compensation, we have endeavored to adjust pricing to more appropriately reflect the higher risk of loss and/or we take a more conservative approach to risk selections. We focus on mid-sized agents and target small and first-tier middle market clients, whose premiums are generally below $200,000.

We also continue to develop our specialty businesses, which on average are expected to offer higher margins over time and enable us to deliver a more complete product portfolio to our agents and policyholders. Our specialty lines, including marine and bond lines, now account for approximately one third of our Commercial Lines premiums written. Growth in our specialty lines continues to be a significant part of our strategy. Our ongoing focus on expanding our product offerings in specialty businesses is evidenced by our acquisitions. Over the past three years, we have acquired Professionals Direct, Inc. (“PDI”), which we market as Hanover Professionals, a professional liability insurance carrier for principally small to medium-sized legal practices, Verlan Holdings, Inc. (“Verlan”), which we market as Hanover Specialty Property, a specialty company providing property insurance to small and medium-sized chemical, paint, solvent and other manufacturing and distribution companies; and AIX Holdings, Inc. (“AIX”), a specialty property and casualty insurance carrier that focuses on underwriting and managing program business. In January 2010, we entered into a definitive agreement through which we will acquire, subject to regulatory approvals, Campania Holding Company, Inc. (“Campania”), which specializes in insurance solutions for the healthcare professionals industry, including durable medical equipment suppliers, behavioral health specialists, eldercare providers, and podiatrists. Also in January 2010, we acquired Benchmark Professional Insurance Services, Inc., a provider of insurance solutions to the design professionals industry, including architects and engineers.

        In addition to our specialty lines, we have developed several niche insurance programs, such as for schools, religious institutions and moving and storage companies, and have added additional segmentation to our core middle market commercial products, including real estate, hospitality and wholesale distributors. In January 2009, we introduced a specialty niche for human services organizations such as non-profit youth and community service organizations. As a complimentary initiative, we have introduced products focused on management liability, specifically non-profit directors and officers liability and employment practices liability, and we plan to extend coverage for private company directors and officers liability.

In December 2009, we announced a renewal rights agreement with OneBeacon Insurance Group (“OneBeacon”), further strengthening our competitive position and advancing our expansion efforts in the western states. Through the agreement, we acquired access to a portion of OneBeacon’s small and middle market commercial business at renewal, which includes industry programs and middle market niches. At the same time, the transaction will expand our segment, niche and industry program business. The agreement is effective for renewals beginning January 1, 2010.

In addition, we have made a number of enhancements to our core products and technology platforms that are intended to drive more total account placements in our Small Commercial business, which we believe will enhance margins. Our focus continues to be on improving and expanding our partnerships with agents.

We believe our specialty capabilities and small commercial platform, coupled with increased distinctiveness in the middle market through these acquisitions, our development of niches, and better segmentation, provides us with a more diversified portfolio of products and enables us to deliver significant value to our agents and policyholders. We believe these efforts will enable us to improve the overall mix of our business and ultimately our underwriting profitability.

DESCRIPTION OF OPERATING SEGMENTS

Our primary business operations include insurance products and services in three property and casualty operating segments. These segments are Personal Lines, Commercial Lines and Other Property and Casualty. Personal Lines includes personal automobile, homeowners and other personal coverages, while Commercial Lines includes commercial multiple peril, commercial automobile, workers’ compensation and other commercial coverages, such as inland marine, bonds, specialty program business, professional liability and management liability. In addition, the Other Property and Casualty segment consists of: Opus Investment Management, Inc. (“Opus”), which markets investment management services to institutions, pension funds and other organizations; earnings on holding company assets, as well as voluntary pools business in which we have not actively participated since 1995. Prior to its sale on June 2, 2008, Amgro, Inc. (“AMGRO”), our premium financing business, was also included in the Other Property and Casualty segment. Additionally, prior to the sale of FAFLIC on January 2, 2009, our operations included the results of this run-off life insurance and annuity business as a separate segment. We present the separate financial information of each segment consistent with the manner in which our chief operating decision maker evaluates results in deciding how to allocate resources and in assessing performance.

We report interest expense related to our corporate debt separately from the earnings of our operating segments. Corporate debt consists of our senior debentures, our junior subordinated debentures, surplus notes and advances under our collateralized borrowing program with the Federal Home Loan Bank of Boston (“FHLBB”). Subordinated debentures were issued by the holding company and several subsidiaries.

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

Our consolidated net income was $197.2 million in 2009, compared to $20.6 million in 2008. The $176.6 million improvement is primarily due to a $99.2 million improvement in our net realized investment position, from a loss in 2008 of $97.8 million to a gain in 2009 of $1.4 million. Additionally, results associated with the discontinued FAFLIC business improved by $91.9 million. We recognized an $84.8 million loss in 2008 due to its then pending sale, whereas in 2009, we recognized a gain of $7.1 million. In 2009, we also recognized a pre-tax gain of $34.5 million ($22.3 million net of taxes) related to the retirement of corporate debt in connection with the repurchase of our mandatorily redeemable preferred securities and our senior debentures (see also “Significant Transactions”). These increases in earnings for the period compared to the same period in 2008 were partially offset by lower after-tax segment results of $23.3 million, and the recognition, in 2008, of a $10.1 million gain on the sale of AMGRO.

The following table reflects segment income as determined in accordance with generally accepted accounting principles and a reconciliation of total segment income to consolidated net income.

For The Years Ended December 31	2009	2008	2007
(In millions)
Segment income before federal income taxes:
Property and Casualty
Personal Lines	$76.4	$123.5	$208.2
Commercial Lines	189.7	169.7	169.3
Other Property and Casualty	4.0	9.0	4.8

Total Property and Casualty	270.1	302.2	382.3
Interest expense on corporate debt	(35.1)	(39.9)	(39.9)

Total segment income before federal income taxes	235.0	262.3	342.4
Federal income tax expense on segment income	(77.5)	(86.3)	(113.7)
Federal income tax settlement	—	6.4	—
Net realized investment gains (losses)	1.4	(97.8)	(0.9)
Gain from retirement of corporate debt	34.5	—	—
Other non-segment items	—	(0.1)	—
Federal income tax (expense) benefit on non-segment items	(5.6)	—	0.5

Income from continuing operations, net of taxes	187.8	84.5	228.3
Discontinued operations, net of taxes:
Gain (loss) from discontinued FAFLIC business (including loss on assets held-for-sale of $7.1 and $77.3 in 2009 and 2008)	7.1	(84.8)	10.9
Loss from discontinued accident and health business	(2.6)	—	—
Income from discontinued variable life insurance and annuity business (including gain on disposal of $4.9, $11.3 and $7.9 in 2009, 2008 and 2007)	4.9	11.3	13.1
Income from operations of AMGRO (including gain on disposal of $11.1 in 2008)	—	10.1	—
Other discontinued operations	—	(0.5)	0.8

Net income	$197.2	$20.6	$253.1

SEGMENT RESULTS

The following is our discussion and analysis of the results of operations by business segment. The segment results are presented before taxes and other items which management believes are not indicative of our core operations, including realized gains and losses.

PROPERTY AND CASUALTY

The following table summarizes the results of operations for the Property and Casualty group for the periods indicated:

For the Years Ended December 31 (In millions)	2009	2008	2007
Net premiums written	$2,608.7	$2,518.0	$2,415.3

Net premiums earned	2,546.4	2,484.9	2,372.0
Net investment income	251.7	258.0	246.3
Other income	38.6	40.9	64.9

Total segment revenues	2,836.7	2,783.8	2,683.2

Losses and LAE	1,639.2	1,626.2	1,457.4
Policy acquisition expenses	581.3	556.2	523.6
Other operating expenses	346.1	299.2	319.9

Total losses and operating expenses	2,566.6	2,481.6	2,300.9

Segment income	$270.1	$302.2	$382.3

The following table summarizes the impact of catastrophes on results for the years ended December 31, 2009, 2008 and 2007:

For the Years Ended December 31 (In millions)	2009	2008	2007
Hurricanes Ike and Gustav	$(4.3)	$90.9	$—
Other	103.2	78.8	65.2

Pre-tax catastrophe effect	$98.9	$169.7	$65.2

2009 Compared to 2008

The Property and Casualty group’s segment income decreased $32.1 million, or 10.6%, to $270.1 million, for the year ended December 31, 2009, compared to $302.2 million for the year ended December 31, 2008. Catastrophe related activity decreased $70.8 million, from $169.7 million in 2008 to $98.9 million in 2009. This decrease was primarily related to Hurricanes Ike and Gustav that resulted in unusually high catastrophes in 2008.

Excluding the impact of catastrophe related activity, segment income would have decreased $102.9 million. This decrease is primarily due to higher expenses, lower current accident year results, lower net investment income and lower favorable development on prior years’ loss and LAE reserves. Underwriting, loss adjustment and other operating expenses increased approximately $59 million, of which approximately $30 million relates to higher pension costs. Additionally, there were increased costs in our specialty lines, including the addition of our recently acquired AIX subsidiary, higher employee and employee benefit costs and higher technology costs, partially offset by lower variable compensation. Current accident year results decreased by approximately $29 million, primarily in personal lines, due to higher non-catastrophe weather-related losses throughout 2009 as compared to the prior year. Additionally, net investment income decreased by $6.3 million and favorable development on prior years’ loss and LAE reserves decreased by $3.7 million.

2008 Compared to 2007

The Property and Casualty group’s segment income decreased $80.1 million, to $302.2 million for the year ended December 31, 2008, compared to $382.3 million in 2007. Catastrophe related activity increased $104.5 million, from $65.2 million in 2007 to $169.7 million in 2008. This increase was primarily related to Hurricanes Ike and Gustav in 2008. In addition, 2007 segment income was positively affected by a litigation settlement that resulted in an $11.8 million benefit.

Excluding the impact of all catastrophe related activity and the litigation settlement in 2007, segment income would have increased $36.2 million for the year ended December 31, 2008, as compared to 2007. This increase is due primarily to higher net investment income, more favorable current accident year results and lower expenses. Net investment income increased $11.7 million, primarily due to earnings on invested assets transferred from our Life Companies and higher partnership income, partially offset by non-recurring call premiums and prepayment fees received in 2007 and lower income due to the sale of securities to fund our stock repurchase program. Current accident year results improved approximately $12 million in 2008, primarily in Commercial Lines. Underwriting, loss adjustment and other operating expenses decreased approximately $9 million, primarily due to lower employee benefit and variable compensation expenses, partially offset by increased costs in our specialty business, including our recently acquired subsidiaries. Included in 2007 employee benefit costs is an approximate $6 million pension expense adjustment.

PRODUCTION AND UNDERWRITING RESULTS

The following table summarizes GAAP net premiums written and GAAP loss, LAE, expense and combined ratios for the Personal Lines and Commercial Lines segments. GAAP loss, LAE, catastrophe loss and combined ratios shown below include prior year reserve development. These items are not meaningful for our Other Property and Casualty segment.

For the Years Ended December 31	2009			2008			2007
(In millions, except ratios)	GAAP Net Premiums Written	GAAP Loss Ratios (1)(2)	Catastrophe Loss Ratios (3)	GAAP Net Premiums Written	GAAP Loss Ratios (1)(2)	Catastrophe Loss Ratios (3)	GAAP Net Premiums Written	GAAP Loss Ratios (1)(2)	Catastrophe Loss Ratios (3)
Personal Lines:
Personal automobile	$967.9	61.6	0.4	$1,011.3	59.5	0.3	$1,018.6	57.4	0.3
Homeowners	464.3	67.6	14.7	432.5	64.4	18.4	423.6	49.7	5.3
Other personal	40.0	34.7	2.3	40.2	37.0	7.4	38.6	36.7	2.1

Total Personal Lines	1,472.2	62.8	4.8	1,484.0	60.4	5.8	1,480.8	54.6	1.7

Commercial Lines:
Workers’ compensation	109.7	43.9	—	127.2	44.0	—	110.8	43.7	—
Commercial automobile	187.3	50.6	0.6	192.8	49.0	0.3	194.8	49.1	(0.1)
Commercial multiple peril	366.7	46.8	6.5	368.5	54.1	16.2	349.1	48.9	7.8
Other commercial	472.6	39.2	1.0	345.2	39.2	7.6	279.5	32.7	2.0

Total Commercial Lines	1,136.3	44.2	2.6	1,033.7	47.1	8.3	934.2	43.7	3.5

Total	$2,608.5	54.3	3.9	$2,517.7	54.9	6.8	$2,415.0	50.5	2.4

For the Years Ended December 31	2009			2008			2007
(In millions, except ratios)	GAAP LAE Ratio	GAAP Expense Ratio	GAAP Combined Ratio (4)(5)	GAAP LAE Ratio	GAAP Expense Ratio	GAAP Combined Ratio (4)(5)	GAAP LAE Ratio	GAAP Expense Ratio	GAAP Combined Ratio (4)(5)
Personal Lines	11.0	28.3	102.1	11.1	28.1	99.6	11.0	28.1	93.9
Commercial Lines	8.6	41.3	94.1	9.6	39.1	95.8	9.9	39.5	93.8
Total	10.0	33.8	98.2	10.5	32.5	98.0	10.6	32.5	93.6

(1)	GAAP loss ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio reflects incurred claims compared to premiums earned. GAAP loss ratios include catastrophe losses.

(2)	Includes policyholders’ dividends.

(3)	Catastrophe loss ratio reflects incurred catastrophe claims compared to premiums earned.

(4)	GAAP combined ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio is the sum of incurred claims, claim expenses and underwriting expenses incurred to premiums earned. GAAP combined ratios include the impact of catastrophes. Federal income taxes, net investment income and other non-underwriting expenses are not reflected in the GAAP combined ratio.

(5)	Total includes favorable development of $11.8 million and $1.9 million for the years ended December 31, 2009 and 2008, and unfavorable development of $3.0 million for the year ended December 31, 2007, which is reflected in our Other Property and Casualty segment.

The following table summarizes GAAP underwriting results for the Personal Lines, Commercial Lines and Other Property and Casualty segments and reconciles it to GAAP segment income.

For the Year Ended December 31, 2009
(In millions)	Personal Lines	Commercial Lines	Other Property and Casualty	Total
GAAP underwriting loss, excluding prior year reserve development and catastrophes	$(12.7)	$(14.6)	$(0.1)	$(27.4)
Prior year loss and LAE reserve development - favorable	39.4	104.1	11.8	155.3
Pre-tax catastrophe effect	(70.3)	(28.6)	—	(98.9)

GAAP underwriting (loss) profit	(43.6)	60.9	11.7	29.0
Net investment income (1)	109.6	125.6	16.5	251.7
Fees and other income	14.4	18.4	5.8	38.6
Other operating expenses	(4.0)	(15.2)	(30.0)	(49.2)

Segment income	$76.4	$189.7	$4.0	$270.1

For the Year Ended December 31, 2008
(In millions)	Personal Lines	Commercial Lines	Other Property and Casualty	Total
GAAP underwriting profit (loss), excluding prior year reserve development and catastrophes	$18.8	$25.9	$(0.7)	$44.0
Prior year loss and LAE reserve development - favorable	58.9	98.2	1.9	159.0
Pre-tax catastrophe effect	(85.4)	(84.3)	—	(169.7)

GAAP underwriting (loss) profit	(7.7)	39.8	1.2	33.3
Net investment income (1)	118.9	124.4	14.7	258.0
Fees and other income	16.0	18.3	6.6	40.9
Other operating expenses	(3.7)	(12.8)	(13.5)	(30.0)

Segment income	$123.5	$169.7	$9.0	$302.2

For the Year Ended December 31, 2007
(In millions)	Personal Lines	Commercial Lines	Other Property and Casualty	Total
GAAP underwriting profit, excluding prior year reserve development and catastrophes	$34.1	$5.6	$0.1	$39.8
Prior year loss and LAE reserve development - favorable (unfavorable)	69.2	87.2	(3.0)	153.4
Pre-tax catastrophe effect	(26.8)	(38.4)	—	(65.2)

GAAP underwriting profit (loss)	76.5	54.4	(2.9)	128.0
Net investment income (1)	118.8	110.3	17.2	246.3
Fees and other income	18.8	16.1	30.0	64.9
Other operating expenses	(5.9)	(11.5)	(39.5)	(56.9)

Segment income	$208.2	$169.3	$4.8	$382.3

(1)	We manage investment assets for our property and casualty business based on the requirements of the entire Property and Casualty group. We allocate net investment income to each of our Property and Casualty segments based on actuarial information related to the underlying business.

2009 Compared to 2008

Personal Lines

Personal Lines’ net premiums written decreased $11.8 million, or 0.8%, to $1,472.2 million for the year ended December 31, 2009. The most significant factor contributing to lower net premiums written was a decrease in average premium size driven by changes in our premium mix toward what we expect to be more desirable account business that tends to have lower premium per policy commensurate with its better risk profile. Additionally, a decrease in premium from the Massachusetts Commonwealth Automobile Reinsurers (“CAR”) pool and increased reinsurance costs contributed to the decrease in net premiums written. The decrease in CAR related premium followed the introduction, in April 2008, of “managed competition” in Massachusetts, which restructured the private passenger automobile insurance market in the state and resulted in reduced premiums from the involuntary market. These decreases were partially offset by increases in net premiums written in our targeted growth states.

Net premiums written in the personal automobile line of business declined 4.3%, primarily as a result of declines in our core states of Massachusetts, New York and New Jersey of 11.4%, 8.5% and 10.5%, respectively. This decrease resulted primarily from lower policies in force in these core states. Policies in force in the personal automobile line of business decreased 2.0% during 2009 compared to 2008, primarily driven by our efforts to improve or maintain margins in our core states. Decreased policies in force in these states were partially offset by an increase in policies in force in our identified growth states as we continue to manage these states with a focus on profitable growth.

Net premium written in the homeowners line of business increased 7.4%, driven by an increase in policies in force of 5.3% compared to 2008, and rate increases. This increase in policies in force was primarily driven by increases across the majority of our states due to our account rounding initiatives, partially offset by a decrease in policies in force in Florida, where throughout 2008 we non-renewed all homeowners polices.

Personal Lines underwriting loss increased $35.9 million, to a loss of $43.6 million 2009, compared to a loss of $7.7 million in 2008. Catastrophe losses decreased $15.1 million in 2009, to $70.3 million, from $85.4 million in the prior year. Excluding the impact of catastrophes, our underwriting income would have decreased by $51.0 million. This decrease was primarily due to less favorable current accident year results of approximately $21 million, primarily due to higher non-catastrophe weather-related losses in the homeowners line caused by severe storms and higher claims severity across all personal lines, and to less favorable development on prior years’ loss and LAE reserves of $19.5 million. Also contributing to the decrease was higher operating expenses of approximately $11 million, primarily attributable to higher pension costs and higher technology costs.

Although we have been able to obtain rate increases in our Personal Lines markets, our ability to maintain and increase Personal Lines net written premium and to maintain and improve underwriting results could be affected by increasing price competition, regulatory and legal developments and the difficult economic conditions, particularly in Michigan, which is our largest state.

Most of our new personal automobile business and an increasing proportion of our entire personal automobile business, currently approximately 55%, is written with our Connections Auto product, with the remainder written with our legacy products. Connections Auto is designed to match the rate with the underlying risk for segmented groups of customers in a highly competitive marketplace. Because of the competitiveness of this market, it generally has lower margins than our established book of legacy products. Our ability to grow and be profitable will depend, in part, on our ability to improve margins in the Connections Auto product and through our agency-centric, account rounding strategy, particularly as Connections Auto products account for an increasing proportion of our total personal automobile business.

New business, whether written though our Connections Auto or legacy products, generally experiences higher loss ratios than our renewal business, and is more difficult to predict, particularly in states in which we have less experience and data. Our ability to maintain or increase earnings could be adversely affected if the loss ratios for new business on our “rounded” accounts do not meet our expectations. However, we believe that complete accounts offer better profitability and retention over time. Our ability to grow could be adversely affected by adjustments to enhance risk segmentation and by agency management actions.

It is difficult to predict the impact that the current recessionary environment will have on our Personal Lines business. Our ability to increase pricing may continue to be impacted as agents and consumers become more price sensitive, customers shop for policies more frequently or aggressively, utilize comparative rating models or turn to direct sales channels rather than independent agents. Additionally, new business premiums, retention levels and renewal premiums may decrease as policyholders reduce coverages or change deductibles to reduce premiums, home values decline, foreclosures increase and policyholders retain older or less expensive automobiles and purchase or insure fewer ancillary items such as boats, trailers and motor homes for which we provide coverages. Additionally, claims frequency could increase as policyholders submit and pursue claims more aggressively than in the past, fraud incidences may increase, or we may experience higher incidence of abandoned properties or poorer maintenance which may also result in more claims activity. We have also experienced higher incidents of claims for uninsured or underinsured policy coverages as a greater percentage of the motoring public eliminates or reduces their liability coverages, thus exposing our policyholders to the greater likelihood of making claims against their own uninsured or underinsured automobile coverages. Our Personal Lines segment could also be affected by an ensuing consolidation of independent insurance agencies.

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

Commercial Lines

Commercial Lines’ net premiums written increased $102.6 million, or 9.9%, to $1,136.3 million for the year ended 2009. This increase was driven by growth in our specialty businesses, including the addition of our recently acquired subsidiary, AIX, which accounted for $110.2 million, and growth in our Hanover Professionals and marine businesses, which accounted for $13.0 million and $11.4 million, respectively, as well as growth in various niche and segmented businesses. Also affecting the overall growth comparison in net premiums was improved rate, partially offset by increased reinsurance costs. Renewal retention in our core commercial lines decreased compared to the prior year, particularly in our workers compensation line, as we sought to improve our mix of business through a variety of pricing and underwriting actions in a very competitive environment. Additionally, our core lines’ premium was affected by a decrease in exposures in workers’ compensation and commercial multiple peril as a result of the difficult economic conditions.

Commercial Lines underwriting income increased $21.1 million, to $60.9 million, in 2009, compared to $39.8 million in 2008. Catastrophe losses decreased $55.7 million in 2009, to $28.6 million, from $84.3 million in the prior year. Excluding the impact of catastrophes, our underwriting income would have decreased by $34.6 million. This decrease was primarily due to higher operating expenses of approximately $32 million, primarily attributable to increased costs in our specialty businesses, including our recently acquired subsidiaries, higher employee and employee benefit costs, higher pension costs and higher technology costs, partially offset by lower variable compensation. Current accident year results decreased approximately $9 million, primarily due to economic factors impacting our surety bond business. These decreases were partially offset by increased favorable development on prior years’ loss and LAE reserves of $5.9 million.

We continue to experience significant price competition in all lines of business in our Commercial Lines segment. The industry is also experiencing overall rate decreases. Our ability to increase Commercial Lines’ net premiums written while maintaining or improving underwriting results is expected to be affected by price competition and the difficult economic conditions.

It is difficult to measure and predict the impact of the current difficult economic environment on our Commercial Lines segment. We have and may continue to experience decreased new business levels, retention and renewal rates and renewal premiums. The overall decline in the economy has resulted in reductions in demand for insurance products and services as more companies cease to do business and there are fewer business start-ups, particularly as small businesses are affected by a decline in overall consumer and business spending. In addition, economic conditions may also continue to impact our surety bond business, especially in the small to middle market contractor business.

In addition, some businesses have reduced or eliminated coverages to reduce costs and there has been a reduction in payroll levels, which has reduced workers’ compensation premiums without a corresponding decrease in workers’ compensation losses. Our Commercial Lines segment could also be affected by an ensuing consolidation of independent insurance agencies.

Notwithstanding these concerns, we believe that our agency distribution strategy, our broad product offerings, the strength of our growing specialty businesses, disruptions in the marketplace which may result in improved pricing and new business, the relatively inelastic demand for insurance products and our capital position, place us in a good position to manage these issues and concerns relative to many of our peer competitors.

Other Property and Casualty

Segment income of the Other Property and Casualty segment decreased $5.0 million, to $4.0 million for the year ended December 31, 2009, from $9.0 million in 2008. The decrease is primarily due to $15.8 million of higher pension costs related to our discontinued life business, partially offset by $9.9 million of higher favorable development in our run-off voluntary pools.

2008 Compared to 2007

Personal Lines

Personal Lines’ net premiums written increased $3.2 million, or 0.2%, to $1,484.0 million for the year ended December 31, 2008. The most significant factor contributing to this increase was a favorable impact from changes in our reinsurance structure as discussed on pages 13 and 14 in Description of Business by Segment – Property and Casualty of our 2008 Form 10-K, which increased net written premium by $19.1 million for the year ended December 31, 2008. In the personal automobile and homeowners lines of business, rate increases in all states except for Massachusetts also contributed to the increase. Additionally, net written premium benefited from an increase in new personal automobile policies issued in Massachusetts and from increases in new homeowners policies issued across most states. These increases were partially offset by decreases in net written premium related to our non-renewal of homeowners business in Florida, the impact of personal automobile rate decreases in Massachusetts and a decrease in net written premium in Michigan, which we attribute to the difficult economy in the state.

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

Our underwriting profit, excluding prior year reserve development and catastrophes, decreased $15.3 million, to $18.8 million in 2008, from $34.1 million in 2007. This decrease was primarily due to less favorable current accident year results of approximately $9 million, attributable to higher frequency of non-catastrophe weather related claims, partially offset by the benefit of changes in our 2008 reinsurance programs. Additionally, underwriting expenses and loss adjustment expenses were approximately $6 million higher in 2008 primarily due to 2007 expenses being reduced by a litigation recovery of $11.8 million. This was partially offset by lower variable compensation and employee benefit costs in 2008 as compared to 2007.

Favorable development on prior years’ loss and LAE reserves (excluding Hurricane Katrina) decreased $10.3 million, to $58.9 million in 2008, from $69.2 million in 2007. This decrease was driven primarily by lower favorable development in the personal automobile line of business, particularly from bodily injury.

The pre-tax effect of catastrophes increased $58.6 million, to $85.4 million in 2008 from $26.8 million in 2007. This increase was driven primarily by Hurricane Gustav, and to a lesser extent, Hurricane Ike, in 2008. We also increased our catastrophe reserves, net of reinsurance, for Hurricane Katrina by $3.1 million in 2008. We did not increase our reserves for Hurricane Katrina in 2007.

Commercial Lines

Commercial Lines’ net premiums written increased $99.5 million, or 10.7%, to $1,033.7 million for the year ended December 31, 2008. This increase primarily resulted from the benefit of changes in our 2008 reinsurance programs and the effect of net premiums written related to recently acquired subsidiaries. During 2008 and as discussed under “Reinsurance” on page 13 in Description of Business by Segment – Property and Casualty of our 2008 Form 10-K, we renewed our property and casualty reinsurance program with changes to the reinsurance structure. These changes resulted in an increase in net written premium of $50.2 million in 2008. Net written premium attributable to our recent acquisitions of PDI, Verlan and AIX, was $40.8 million in 2008. The remaining premium increase was primarily in our bond business.

Our underwriting profit, excluding prior year reserve development and catastrophes, increased $20.3 million, to $25.9 million in 2008 from $5.6 million in 2007. This increase was primarily due to more favorable current accident year results of approximately $21 million, primarily attributable to growth in specialty lines and the benefit of changes in our reinsurance programs. These increases were partially offset by higher underwriting and loss adjustment expenses of approximately $1 million, primarily attributable to increased expenses associated with our specialty lines of business, including our recently acquired subsidiaries, partially offset by lower variable compensation and employee benefit costs.

Favorable development on prior years’ loss and LAE reserves, excluding Hurricane Katrina, increased $11.0 million, to $98.2 million in 2008 from $87.2 million in 2007. This increase primarily relates to the commercial multiple peril and workers’ compensation lines of business, partially offset by decreases in the commercial automobile and other commercial lines of business.

The pre-tax effect of catastrophes increased $45.9 million, to $84.3 million in 2008 from $38.4 million in 2007. This increase was driven primarily by Hurricane Ike, and to a lesser extent, Hurricane Gustav, in 2008. In 2008 and 2007, we increased our catastrophe reserves, net of reinsurance, for Hurricane Katrina by $4.3 million and $17.0 million, respectively.

Other Property and Casualty

Segment income of the Other Property and Casualty segment increased $4.2 million, to $9.0 million for the year ended December 31, 2008, from $4.8 million in 2007. The increase is primarily due to lower pension related costs.

INVESTMENT RESULTS

Net investment income before taxes was $251.7 million for the year ended December 31, 2009, $258.0 million for the year ended December 31, 2008 and $246.3 million for the year ended December 31, 2007. The decrease in net investment income in 2009 compared to 2008 was primarily due to a decline in new money yields, to the utilization of fixed maturities to fund the repurchase of our corporate debt and to lower partnership income. These decreases were partially offset by the addition of investment income from investments held by our recently acquired subsidiaries and also by higher prepayment fees. The increase in net investment income in 2008 compared to 2007 was primarily due to earnings on pension and benefit-related invested assets transferred from our former Life Companies segment to the Property and Casualty group. Effective January 1, 2008, Hanover Insurance became the common employer of all employees of THG and its subsidiaries and sponsorship of all employee benefit plans was transferred from FAFLIC to Hanover Insurance. Accordingly, we transferred assets from FAFLIC to

Hanover Insurance with corresponding liabilities associated with these benefit plans. Additionally, net investment income increased due to higher partnership income in 2008. These increases were partially offset by non-recurring call premiums and prepayment fees received in 2007 and lower income due to the sale of securities to fund our stock repurchase program. Average pre-tax yields on fixed maturities were 5.5% for the year ended December 31, 2009, 5.7% for the year ended December 31, 2008, and 5.6% for the year ended December 31, 2007.

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

IBNR reserve estimates are generally calculated by first projecting the ultimate cost of all claims that have occurred or are expected to occur in the future in aggregate and then subtracting reported losses and loss expenses. Reported losses include cumulative paid losses and loss expenses plus case reserves. The IBNR reserve includes a provision for claims that have occurred but have not yet been reported to us, some of which may not yet be known to the insured, as well as a provision for future development on reported claims. IBNR represents a significant proportion of our total net loss reserves, particularly for long tail liability classes. In fact, approximately 50% of our aggregate net loss reserves at December 31, 2009 were for IBNR losses and loss expenses.

Management’s process for establishing loss reserves is primarily based on the results of our reserving actuaries’ quarterly reserving process; however, there are a number of other factors in addition to the actuarial point estimates as further described under the section below entitled “Loss and LAE Reserves by Line of Business.” In establishing our loss reserves, we consider facts currently known and the present state of the law and coverage litigation. Based on all information currently available, we believe that the aggregate loss reserves at December 31, 2009 were adequate to cover claims for losses that had occurred as of that date, including both those known to us and those yet to be reported. However, as described below, there are significant uncertainties inherent in the loss reserving process. It is therefore possible that management’s estimate of the ultimate liability for losses that had occurred as of December 31, 2009 may change, which could have a material effect on our results of operations and financial condition.

Management’s Review of Judgments and Key Assumptions

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

Given the inherent complexity of our loss reserving process and the potential variability of the assumptions used, the actual emergence of losses could vary, perhaps substantially, from the estimate of losses included in our financial statements, particularly in those instances where settlements do not occur until well into the future. Our net loss reserves at December 31, 2009 were $2.1 billion. Therefore, a relatively small percentage change in the estimate of net loss reserves would have a material effect on our results of operations.

There is greater inherent uncertainty in estimating insurance reserves for certain types of property and casualty insurance lines, particularly workers’ compensation and other liability lines, where a longer period of time may elapse before a definitive determination of ultimate liability and losses may be made. In addition, the technological, judicial, regulatory and political climates involving these types of claims change regularly. There is also greater uncertainty in establishing reserves with respect to new business, particularly new business which is generated with respect to newly introduced product lines, by newly appointed agents or in geographies in which we have less experience in conducting business, such as the program business written by our recently acquired AIX subsidiary. In such cases, there is less historical experience or knowledge and less data upon which the actuaries can rely. Historically, we have limited the issuance of long-tailed other liability policies, including directors and officers (“D&O”) liability, errors and omissions (“E&O”) liability and medical malpractice liability. With the acquisition of Hanover Professionals in 2007, which writes lawyers professional errors and omissions coverage, and the introduction of management liability and other new specialty coverages, we are modestly increasing and expect to continue to increase our exposure to longer-tailed liability lines, including D&O coverages.

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

We regularly review our reserving techniques, our overall reserving position and our reinsurance. Based on (i) our review of historical data, legislative enactments, judicial decisions, legal developments in impositions of damages and policy coverage, political attitudes and trends in general economic conditions, (ii) our review of per claim information, (iii) our historical loss experience and that of the industry, (iv) the relatively short-term nature of most policies written by us, and (v) our internal estimates of required reserves, we believe that adequate provision has been made for loss reserves. However, establishment of appropriate reserves is an inherently uncertain process and there can be no certainty that current established reserves will prove adequate in light of subsequent actual experience. A significant change to the estimated reserves could have a material impact on our results of operations and financial position. An increase or decrease in reserve estimates would result in a corresponding decrease or increase in financial results. For example, each one percentage point change in the aggregate loss and LAE ratio resulting from a change in reserve estimation is currently projected to have an approximate $25 million impact on property and casualty segment income, based on 2009 full year premiums.

As discussed below, estimated loss and LAE reserves for claims occurring in prior years developed favorably by $155.3 million, $159.0 million, and $153.4 million for the years ended December 31, 2009, 2008, and 2007 respectively, which represents 7.4%, 7.2% and 6.9% of net loss reserves held, respectively.

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

Some risk factors will affect more than one line of business. Examples include changes in claim department practices, changes in settlement patterns, regulatory and legislative actions, court actions, timeliness of claim reporting, state mix of claimants, and degree of claimant fraud. Additionally, there is also a higher degree of uncertainty due to growth in our newly acquired businesses, for which we have limited historical claims experience. The extent of the impact of a risk factor will also vary by components within a line of business. Individual risk factors are also subject to interactions with other risk factors within line of business components. Thus, risk factors can have offsetting or compounding effects on required reserves.

We are also defendants in various litigation, including putative class actions, which claim punitive damages or claim a broader scope of policy coverage than our interpretation, including in connection with losses incurred from Hurricane Katrina. The reserves established with respect to Hurricane Katrina assume that we will prevail with respect to these matters (See also “Contingencies and Regulatory Matters”). Although we believe our current Hurricane Katrina reserves are adequate, there can be no assurance that our ultimate costs associated with this event will not substantially exceed these estimates. We have fully utilized all of our available reinsurance with respect to losses and LAE related to Hurricane Katrina.

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

Most of our indirect business from voluntary and involuntary pools is long tail casualty reinsurance. Reserve estimates for this business are therefore subject to the variability caused by extended loss emergence periods. The estimation of loss reserves for this business is further complicated by delays between the time the claim is reported to the ceding insurer and when it is reported by the ceding insurer to the pool manager and us and by our dependence on the quality and consistency of the loss reporting by the ceding company and the management, claims handling and actuarial judgment of the pool manager.

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

In addition, we must consider the uncertain effects of emerging or potential claims and coverage issues that arise as legal, judicial and social conditions change. These issues could have a negative effect on our loss reserves by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims. As a result of these potential issues, the uncertainties inherent in estimating ultimate claim costs on the basis of past experience have further complicated the already complex loss reserving process. For example, in the state of Michigan, tort compensation for non-economic damages (for example, pain and suffering) caused by ownership or use of a motor vehicle is limited by statute to circumstances where the injured person suffered death, serious impairment of body function or permanent serious disfigurement. The application of this statute has been defined by the Supreme Court of Michigan in the so-called Kreiner decision. Accordingly, we establish our “loss picks” and our claim, IBNR and loss adjustment expense reserves based upon our understanding of the current state of the law. There have been and currently are efforts to change the controlling statute or judicial interpretation in ways which would expand an injured person’s right to sue for non-economic damages. If implemented, such changes may not only impact future claims, but also past claims which are not settled and therefore an unfavorable adjustment to existing loss reserves could be required.

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

For each line of business and coverage, we regularly adjust the assumptions and actuarial methods used in the estimation of loss reserves in response to our actual loss experience, as well as our judgments regarding changes in trends and/or emerging patterns. In those instances where we primarily utilize analyses of historical patterns of the development of paid and reported losses, this may be reflected, for example, in the selection of revised loss development factors. In those long tail classes of business that comprise a majority of our loss reserves and for which loss experience is less predictable due to potential changes in judicial interpretations, potential legislative actions, the cost of litigation or determining liability and the ultimate loss, inflation and potential claims issues, this may be reflected in a judgmental change in our estimate of ultimate losses for particular accident years.

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

As noted, the following tables illustrate the relationship between the impact on our actuarial loss reserve estimates of reasonably likely variations to claim reporting patterns and expected actuarial estimates of ultimate loss costs, two key actuarial assumptions used to estimate our net reserves at December 31, 2009, from the assumptions utilized by our actuaries. The five point change to our expected loss ratio selections, which incorporate variability in both ultimate frequency and severity, are within the historical variation present in our prior accident year development. The three month change to reporting patterns represent claims reporting that is both faster and slower than our current reporting assumption for reported loss patterns and this degree of change is within the historical variation present in actual reporting patterns. A faster reporting pattern results in lower indicated net loss reserves due to the presumption that a higher proportion of ultimate claims have been reported thus far; and therefore, a lower proportion of ultimate claims needs to be carried as IBNR. A slower reporting pattern results in higher indicated net loss reserves due to the presumption that a lower proportion of ultimate claims have been reported thus far; and therefore, a higher proportion of ultimate claims need to be carried as IBNR.

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

Expected Dollar Effect on Actuarial Loss Reserve Estimates

Personal Automobile Bodily Injury (In millions)
	Change in Expected Loss Ratio
Reporting Pattern	5 points lower	Unchanged	5 points higher

3 months faster	$(28)	$(24)	$(20)
Unchanged	(6)	-	6
3 months slower	13	20	27

Example: Personal Automobile Bodily Injury, if losses are actually developing and emerging three months slower than we anticipate in our models, our actuarial estimate for this coverage would be understated by $20 million. If our assumed payment patterns are consistent with our expectations, but the expected loss ratio in our model is 5% too low, then our actuarial estimate for this coverage would be understated by $6 million.

Expected Dollar Effect on Actuarial Loss Reserve Estimates
Workers’ Compensation Indemnity (In millions)
	Change in Expected Loss Ratio
Reporting Pattern	5 points lower	Unchanged	5 points higher

3 months faster	$(4)	$(1)	$2
Unchanged	(3)	-	3
3 months slower	1	5	9

Workers’ Compensation Medical (In millions)

	Change in Expected Loss Ratio
Reporting Pattern	5 points lower	Unchanged	5 points higher

3 months faster	$(2)	$(1)	$-
Unchanged	(1)	-	1
3 months slower	2	4	5

Commercial Multiple Peril Liability (In millions)

	Change in Expected Loss Ratio
Reporting Pattern	5 points lower	Unchanged	5 points higher

3 months faster	$(6)	$(4)	$(1)
Unchanged	(3)	-	3
3 months slower	-	3	6

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

The table below shows our recorded reserves, net of reinsurance, and the related actuarial reserve point estimates by line of business at December 31, 2009 and 2008.

December 31	2009		2008
(In millions)	Recorded Net Reserves	Actuarial Point Estimate	Recorded Net Reserves	Actuarial Point Estimate
Personal Automobile	$663.6	$632.9	$668.4	$638.0
Homeowners	88.6	83.9	98.5	96.4
Other Personal Lines	20.2	19.2	21.0	18.1
Workers’ Compensation	334.5	324.6	361.7	347.4
Commercial Automobile	157.4	152.2	159.2	153.1
Commercial Multiple Peril	395.3	372.7	443.4	409.0
Other Commercial Lines	287.5	274.8	269.2	257.0
Asbestos and Environmental	11.3	11.4	18.3	18.3
Pools and Other	133.5	133.5	173.4	173.4

Total	$2,091.9	$2,005.2	$2,213.1	$2,110.7

The principal factors considered by management, in addition to the actuarial point estimates, in determining the reserves at December 31, 2009 and 2008 vary by line of business.

In our Commercial Lines segment, management considered the growth and product mix changes and recent adverse frequency and severity trends in certain coverages. In addition, management also considered the significant growth in our inland marine and bond businesses for which we have limited actuarial data to estimate losses and the product mix change in our bond business towards a greater proportion of contract surety bonds where higher loss trends have emerged in 2009 related to declining general economic conditions. Moreover, in our Commercial Lines segment, although frequency trends in our workers’ compensation line have been favorable throughout 2009, management considered the potential for adverse development in this line where losses tend to emerge over long periods of time, trends are cyclical related to general economic conditions, and rising medical costs, while moderating, have continued to be a concern. With the acquisitions and associated growth of Hanover Professionals and AIX, we are modestly increasing our exposure to longer-tailed liability lines and there is less historical experience and less actuarial data available, all of which results in less certainty when estimating ultimate reserves. Also, higher retentions on our reinsurance program, beginning January 1, 2008, compared to prior years, may impact the emergence of trends in underlying data that could add to the uncertainty and variability of our actuarial estimates going forward. In our commercial multiple peril line, although the adverse loss frequency trends observed in 2008 have moderated during 2009, management considered the potential for adverse development due to increasing legal defense costs related to exposures, such as personal injury, advertising injury, Chinese drywall, and other complex cases that may continue to trend higher than expected.

In our Personal Lines segment, management considered the adverse automobile personal and bodily injury frequency and development trends in the 2008 and 2009 accident years and the related potential for continued adverse trends due to costs shifting from health insurers to property and casualty insurers resulting from continued economic concerns and health insurance coverage trends, the potential impact of the Michigan Supreme Court’s pending review of the so-called Kreiner decision and developments in automobile property and physical damage costs in the 2007 and 2008 accident years, all of which have added additional uncertainty to future development in our personal automobile line. Additionally, management considered the growth in our new business with our Connections Auto product and related growth in a number of states where there is additional uncertainty in the ultimate profitability and development of reserves due to the unseasoned nature of our new business and new agency relationships in these markets, as well as emerging loss trends which continue to be higher than expected. Although our experience and data in these areas is growing with the passage of time, a sufficient number of years of actuarial data is not yet available to base loss estimates solely on this data in new geographical areas and agency relationships and with new products. As a results, there is less certainty when estimating ultimate reserves and more judgment by management is required.

Although management believes that the likelihood of future adverse development related to hurricanes Katrina, Ike and Gustav as of December 31, 2009 is lower compared to a year prior, there is still the potential for adverse development related to these events, as well as to our 2009 catastrophe losses, primarily in the homeowners and commercial multiple peril lines. Regarding our indirect business from voluntary and involuntary pools, we are provided loss estimates by managers of each pool. We adopt reserve estimates for the pools that consider this information and other factors.

At December 31, 2009 and 2008, total recorded net reserves were 4.3% and 4.9% greater than actuarially indicated reserves, respectively.

The table below provides a reconciliation of the beginning and ending gross reserve for unpaid losses and LAE as follows:

For the Years Ended December 31 (In millions)	2009	2008	2007
Reserve for losses and LAE, beginning of year	$3,201.3	$3,165.8	$3,163.9
Incurred losses and LAE, net of reinsurance recoverable:
Provision for insured events of current year	1,793.5	1,777.2	1,591.5
Decrease in provision for insured events of prior years; favorable development	(155.3)	(159.0)	(153.4)
Hurricane Katrina	—	7.4	17.0

Total incurred losses and LAE	1,638.2	1,625.6	1,455.1

Payments, net of reinsurance recoverable:
Losses and LAE attributable to insured events of current year	970.9	999.9	832.4
Losses and LAE attributable to insured events of prior years	771.3	679.9	630.6
Hurricane Katrina	17.2	32.5	59.3

Total payments	1,759.4	1,712.3	1,522.3

Change in reinsurance recoverable on unpaid losses	72.0	(11.9)	35.4
Purchase of Verlan Fire Insurance Company	—	4.2	—
Purchase of AIX Holdings, Inc.	—	129.9	—
Purchase of Professionals Direct, Inc.	—	—	33.7

Reserve for losses and LAE, end of year	$3,152.1	$3,201.3	$3,165.8

The table below summarizes the gross reserve for losses and LAE by line of business:

December 31 (In millions)	2009	2008	2007
Personal Automobile	$1,303.4	$1,292.5	$1,277.4
Homeowners and Other	140.1	152.1	162.5

Total Personal	1,443.5	1,444.6	1,439.9

Workers’ Compensation	524.1	547.0	593.8
Commercial Automobile	217.4	226.4	250.8
Commercial Multiple Peril	449.7	499.5	541.8
Other Commercial	517.4	483.8	339.5

Total Commercial	1,708.6	1,756.7	1,725.9

Total reserve for losses and LAE	$3,152.1	$3,201.3	$3,165.8

The total reserve for losses and LAE as disclosed in the above tables decreased by $49.2 million in 2009 and increased by $35.5 million in 2008. The decrease in 2009 is primarily due to favorable development of prior years’ loss and LAE reserves.

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

The following table summarizes the change in provision for insured events of prior years, excluding those related to Hurricane Katrina (see Management’s Review of Judgments and Key Assumptions on pages 42 to 44 of this Form 10-K for a further discussion of Hurricane Katrina) by line of business.

For the Years Ended December 31 (In millions)	2009	2008	2007
(Decrease) increase in loss provision for insured events of prior years:
Personal Automobile	$(44.9)	$(54.6)	$(66.6)
Homeowners and Other	4.8	(6.9)	(5.6)

Total Personal	(40.1)	(61.5)	(72.2)
Workers’ Compensation	(28.2)	(27.6)	(24.1)
Commercial Automobile	(7.1)	(9.3)	(11.8)
Commercial Multiple Peril	(28.8)	(36.1)	(25.1)
Other Commercial	(17.1)	(18.0)	(22.5)

Total Commercial	(81.2)	(91.0)	(83.5)
Voluntary Pools	(11.8)	(1.9)	3.0

Decrease in loss provision for insured events of prior years	(133.1)	(154.4)	(152.7)

Decrease in LAE provision for insured events of prior years	(22.2)	(4.6)	(0.7)

Decrease in total loss and LAE provision for insured events of prior years	$(155.3)	$(159.0)	$(153.4)

Estimated loss reserves for claims occurring in prior years developed favorably by $133.1 million, $154.4 million and $152.7 million during 2009, 2008 and 2007, respectively. The favorable loss reserve development during the year ended December 31, 2009 is primarily the result of lower than expected severity of bodily injury in the personal automobile line, primarily in the 2005 through 2008 accident years, lower than expected severity in the workers’ compensation line, primarily in the 2000 through 2008 accident years and lower than expected severity in the commercial multiple peril line, primarily in the 2005 through 2007 accident years. In addition, lower than expected severity in the bond line, lower projected losses in our run-off voluntary pools and lower projected exposures to asbestos and environmental liability for our direct written business contributed to the favorable development. Partially offsetting the favorable development was unfavorable non-catastrophe weather-related property loss development of $15.1 million, primarily related to our homeowners, commercial property and personal automobile physical damage lines, which developed unfavorably by $6.8 million, $6.7 million and $1.6 million, respectively.

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

During the years ended December 31, 2009, 2008 and 2007, estimated LAE reserves for claims occurring in prior years developed favorably by $22.2 million, $4.6 million and $0.7 million, respectively. A change in our actuarial methodology for estimating loss adjustment expense reserves increased favorable development of prior year LAE reserves by $20.0 million in 2009. The favorable development in 2008 was primarily attributable to the aforementioned improvement in ultimate loss activity on prior accident years, primarily in the commercial multiple peril line. The favorable development in 2007 is primarily attributable to improvements in ultimate loss activity on prior accident years, primarily in the commercial multiple peril line, partially offset by an adverse litigation settlement in the first quarter of 2007, primarily impacting the personal automobile line.

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

Asbestos and Environmental Reserves

Although we attempt to limit our exposures to asbestos and environmental damage liability through specific policy exclusions, we have been and may continue to be subject to claims related to these exposures. The following table summarizes our asbestos and environmental reserves (net of reinsurance and excluding pools).

For the Years Ended December 31 (In millions)	2009			2008			2007
	Asbestos	Environmental	Total	Asbestos	Environmental	Total	Asbestos	Environmental	Total
Beginning reserves	$10.3	$8.2	$18.5	$11.3	$8.1	$19.4	$13.6	$11.1	$24.7
Incurred losses and LAE	(3.7)	(3.4)	(7.1)	(0.3)	(2.0)	(2.3)	(1.9)	(2.6)	(4.5)
Paid (reimbursed) losses and LAE	0.1	-	0.1	0.7	(2.1)	(1.4)	0.4	0.4	0.8

Ending reserves	$6.5	$4.8	$11.3	$10.3	$8.2	$18.5	$11.3	$8.1	$19.4

Ending loss and LAE reserves for all direct business written by our property and casualty companies related to asbestos and environmental damage liability, included in the reserve for losses and LAE, were $11.3 million, $18.5 million and $19.4 million, net of reinsurance of $19.9 million, $13.9 million and $11.1 million in 2009, 2008 and 2007, respectively. In recent years, average asbestos and environmental payments have declined modestly. As a result of the declining payments, our actuarial indicated point estimate of asbestos and environmental liability reserves was lowered resulting in favorable reserve development of $7.1 million during the year ended December 31, 2009. During 2008, our asbestos and environmental reserves decreased by $0.9 million, primarily due to a favorable cash recovery from a reinsurer on a prior year environmental claim. During 2007, we reduced our asbestos and environmental reserves by $4.5 million. As a result of our historical direct underwriting mix of Commercial Lines policies toward smaller and middle market risks, past asbestos and environmental damage liability loss experience has remained minimal in relation to our total loss and LAE incurred experience.

In addition, and not included in the numbers above, we have established loss and LAE reserves for assumed reinsurance pool business with asbestos and environmental damage liability of $45.6 million and $58.4 million at December 31, 2009 and 2008, respectively. These reserves relate to pools in which we have terminated our participation; however, we continue to be subject to claims related to years in which we were a participant. A significant part of our pool reserves relates to our participation in the Excess and Casualty Reinsurance Association (“ECRA”) voluntary pool from 1950 to 1982. In 1982, the pool was dissolved and since that time, the business has been in runoff. Our percentage of the total pool liabilities varied from 1% to 6% during these years. Our participation in this pool has resulted in average paid losses of approximately $2 million annually over the past ten years. During the year ended December 31, 2009, our ECRA pool reserves were lowered by $6.3 million as the result of an actuarial study completed by the ECRA pool. Management reviewed the ECRA actuarial study, concurred that the study was reasonable, and adopted its actuarial point estimate. In addition, during the year, management recorded favorable development of $4.3 million on a separate large claim settlement within these pools. Because of the inherent uncertainty regarding the types of claims in these pools, we cannot provide assurance that our reserves will be sufficient.

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

REINSURANCE

Our Property and Casualty group maintains a reinsurance program designed to protect against large or unusual losses and LAE activity. We utilize a variety of reinsurance agreements that are intended to control our exposure to large property and casualty losses, stabilize earnings and protect capital resources, including facultative reinsurance, excess of loss reinsurance and catastrophe reinsurance. We determine the appropriate amount of reinsurance based upon our evaluation of the risks insured, exposure analyses prepared by consultants and/or reinsurers, our capital allocation models and on market conditions, including the availability and pricing of reinsurance. Reinsurance contracts do not relieve us from our primary obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to us. We believe that the terms of our reinsurance contracts are consistent with industry practice in that they contain standard terms and conditions with respect to lines of business covered, limit and retention, arbitration and occurrence. Based on an ongoing review of our reinsurers’ financial statements, reported financial strength ratings from rating agencies, and the analysis and guidance of our reinsurance advisors, we believe that our reinsurers are financially sound.

Catastrophe reinsurance serves to protect us, as the ceding insurer, from significant losses arising from a single event such as snow, ice storm, windstorm, hail, hurricane, tornado, riot or other extraordinary events. There were no ceded losses under our catastrophe reinsurance agreements in 2009, and $0.3 million and $0.5 million in 2008 and 2007, respectively. In 2009, we purchased catastrophe reinsurance coverage, which provided for maximum loss coverage limits of $700 million and a combined co-participation and retention level of $197 million of losses for a single event. Also, effective July 1, 2009, for a twelve month term, we purchased an additional $200 million layer and a co-participation of $100 million of losses for a single event in the Northeast. The 2009 program contains an automatic reinstatement premium provision in the event we exhaust this maximum coverage. Although we believe our retention and co-participation amounts for 2009 and 2010 are appropriate given our surplus level and the current reinsurance pricing environment, there can be no assurance that our reinsurance program will provide coverage levels that will prove adequate should we experience losses from one significant or several large catastrophes during 2010. Additionally, as a result of the current economic environment as well as losses incurred by reinsurers in recent years, the availability and pricing of appropriate reinsurance programs may be adversely affected in future renewal periods. We may not be able to pass these costs on to policyolders in the form of higher premiums or assessments.

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

Discontinued Operations

Discontinued operations consist of: (i) FAFLIC’s discontinued operations, including both the loss associated with the sale of FAFLIC on January 2, 2009 and the loss or income resulting from its prior business operations; (ii) losses or gains associated with the sale of the variable life insurance and annuity business in 2005; and (iii) discontinued accident and health business.

FAFLIC Discontinued Operations

On January 2, 2009, we sold our remaining life insurance subsidiary, FAFLIC, to Commonwealth Annuity, a subsidiary of Goldman Sachs. In connection with the sale, FAFLIC paid a dividend consisting of designated assets with a statutory book value of approximately $130 million. Total net proceeds from the sale, including the dividend, were approximately $230 million, net of transaction costs. Additionally, coincident with the sale transaction, Hanover Insurance and FAFLIC entered into a reinsurance contract whereby Hanover Insurance assumed FAFLIC’s discontinued accident and health insurance business. We also agreed to indemnify Commonwealth Annuity for certain litigation, regulatory matters and other liabilities related to the pre-closing activities of the business transferred.

The following table summarizes the results for this discontinued business for the periods indicated:

For the Years Ended December 31	2009	2008	2007
(In millions)

Gain (loss) on sale of FAFLIC, net of taxes	$7.1	$(77.3)	$-
(Loss) income from operations of FAFLIC business, including net realized (losses) gains of $(14.4) and $1.5 for the years ended December 31, 2008 and 2007	-	(7.5)	10.9
Gain (loss) from discontinued FAFLIC business, net of taxes	$7.1	$(84.8)	$10.9

Gain (Loss) on sale of FAFLIC

The following table summarizes the components of the loss recognized in 2008 related to the sale of FAFLIC.

For the Year Ended December 31, (In millions)	2008
Carrying value of FAFLIC before pre-close dividend	$267.7(1)
Pre-close net dividend	(129.8)(2)

137.9

Proceeds from sale	105.8(3)

Loss on sale before impact of transaction and other costs	(32.1)
Transaction costs	(3.9)(4)
Liability for certain legal indemnities and employee-related costs	(8.2)(5)
Other miscellaneous adjustments	(33.1)(6)

Net loss	$(77.3)

(1)	Shareholder’s equity in the FAFLIC business, prior to the impact of the sale transaction.
(2)	Net pre-close dividends.
(3)	Proceeds to THG from Commonwealth Annuity.
(4)	Transaction costs include legal, actuarial and other professional fees.
(5)	Liability for expected contractual indemnities of FAFLIC recorded at December 31, 2008. These costs also include severance and retention payments anticipated to result from this transaction.
(6)	Included in other miscellaneous adjustments are investment losses of $48.5 million, as well as favorable reserve adjustments related to the accident and health business of $15.6 million.

In 2009, we recognized a gain of $7.1 million related to the sale of FAFLIC. This gain primarily reflects our change in our estimate of indemnification liabilities related to the sale, the release of sale–related accruals, and a tax adjustment relating to FAFLIC’s operations in prior tax years.

(Loss) Income from Operations of FAFLIC Business

The following table summarizes the results of FAFLIC’s operations for the periods indicated:

For the Years Ended December 31	2008	2007
(In millions)

Premiums	$25.6	$32.8
Fees and other (loss) income	(0.7)	0.4
Net investment income	66.2	77.0
Net realized investment (losses) gains	(14.4)	2.4
Total revenue	76.7	112.6

Policy benefits, claims and losses	69.7	89.7
Policy acquisition and other operating expenses	9.9	16.0
(Loss) income included in discontinued operations before federal income taxes	(2.9)	6.9

Federal income tax expense (benefit)	4.6	(4.0)
(Loss) income from discontinued operations of FAFLIC	$(7.5)	$10.9

The loss from FAFLIC’s discontinued operations was $7.5 million for the year ended December 31, 2008, compared to income of $10.9 million for the year ended December 31, 2007. The decrease in income in 2008 compared to 2007 primarily resulted from an increase in other-than-temporary impairments in 2008 and losses associated with the sale of fixed maturities. Also, lower net investment income resulted from an intercompany transfer of employee benefit related assets to our Property and Casualty segment. Partially offsetting this decrease were lower operating expenses and favorable mortality experience in both our traditional and group retirement lines of business.

In connection with the sales transaction, we agreed to indemnify Commonwealth Annuity for certain legal, regulatory and other matters that existed as of the sale. Accordingly, we established a gross liability in accordance with ASC 460, Guarantees – (“ASC 460”) (formerly included under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others) of $9.9 million. As of December 31, 2009, our total gross liability related to these guarantees was $1.7 million. Although we believe our current estimate for this liability is appropriate, there can be no assurance that this estimate will be sufficient to pay future expenses associated with these guarantees.

Variable Life Insurance and Annuity Business

On December 30, 2005, we sold our run-off variable life insurance and annuity business to Goldman Sachs. Results currently consist primarily of expense and recoveries relating to indemnification obligations incurred in connection with this sale. The following table summarizes the results for this discontinued business for the periods indicated:

For the Years Ended December 31	2009	2008	2007
(In millions)

Gain on sale of variable life and annuity business, net of taxes (including a gain on disposal of $4.9, $8.7 and $7.9 in 2009, 2008 and 2007)	$4.9	$11.3	$13.1

For the year ended December 31, 2009, we recorded a gain of $4.9 million, net of tax, primarily related to a change in our estimate of liabilities related to certain indemnities to Goldman Sachs relating to pre-sale activities of the business sold. For the year ended December 31, 2008, we recorded a gain of $11.3 million, net of tax, primarily from an $8.6 million release of liabilities related to certain contractual indemnities to Goldman Sachs, and a $2.7 million tax benefit from a settlement with Internal Revenue Service(“IRS”) related to tax years 1995 through 2001. In 2007, we recorded a gain of $13.1 million, primarily related to a $7.5 million tax benefit from the utilization of net operating loss carryforwards previously generated and $5.2 million related to the favorable settlement of IRS audits for the 2002 to 2004 tax years (See Income Taxes on pages 63 to 65 of this Form 10-K for further discussion).

As of December 31, 2009, our total gross liability for guarantees and indemnifications provided in connection with the disposal of our former variable life insurance and annuity business was $5.3 million on a pre-tax basis. Although we believe our current estimate for this liability is appropriate, there can be no assurance that this estimate will be sufficient to pay future expenses associated with these guarantees.

Accident and Health Business

In 2009, we recognized a loss from the discontinued accident and health business of $2.6 million, primarily from net realized investment losses resulting from other-than-temporary impairments. The accident and health business had no financial results that impacted 2008 and 2007. For a description of the business, see “Discontinued Operations” in the Business Section on page 15 of this Form 10-K.

OTHER ITEMS

Net realized gains on investments were $1.4 million for 2009 compared to losses of $97.8 million for 2008. Net investment gains in 2009 resulted from $34.3 million of gains recognized principally from the sale of $2.1 billion of fixed maturities, partially offset by $32.9 million of other-than-temporary impairments, primarily from fixed maturity and equity securities. In 2008, losses resulted primarily from $113.1 million of other-than-temporary impairments, primarily from fixed maturities, partially offset by $15.3 million of gains recognized principally from the sale of $778.1 million of fixed maturities. Net realized investment losses were $0.9 million in 2007, primarily due to $3.6 million of impairments from fixed maturities and other invested assets, partially offset by $2.7 million of gains recognized principally from the sale of $340.4 million of fixed maturities.

During 2008, we recognized a $6.4 million tax benefit resulting from a settlement with the IRS for tax years 1995 through 2001.

We completed a cash tender offer to repurchase a portion of our 8.207% Series B Capital Securities due in 2027 that were issued by AFC Capital Trust I and a portion of our 7.625% Senior Debentures due in 2025 that were issued by THG. AFC Capital Trust I was subsequently liquidated as of July 30, 2009. As a result of these actions and including securities repurchased prior and subsequent to the tender offer, we recorded a pre-tax gain of $34.5 million in 2009 (see “Other Significant Transactions” for further discussion regarding these items).

During 2008, we recognized income of $10.1 million, which reflects an $11.1 million gain on the sale of AMGRO, partially offset by losses from the operations of AMGRO during that period.

Net income includes the following items by segment:

	2009
	Property and Casualty
(In millions)	Personal Lines	Commercial Lines	Other Property and Casualty (2)	Discontinued Operations	Total
Net realized investment (losses) gains (1)	$(0.8)	$0.3	$1.9	$—	$1.4
Gain from retirement of corporate debt	—	—	34.5	—	34.5
Gain from discontinued FAFLIC business, net of taxes	—	—	—	7.1	7.1
Loss from discontinued accident and health business, net of taxes	—	—	—	(2.6)	(2.6)
Gain on disposal of variable life insurance and annuity business, net of taxes	—	—	—	4.9	4.9

	2008
	Property and Casualty
(In millions)	Personal Lines	Commercial Lines	Other Property and Casualty (2)	Discontinued Operations	Total
Net realized investment (losses) gains (1)	$(53.6)	$(53.4)	$9.2	$—	$(97.8)
Federal income tax settlement	5.6	2.1	(1.3)	—	6.4
Other non-segment items	—	(0.1)	—	—	(0.1)
Loss from discontinued FAFLIC business (including loss on disposal of $77.3), net of taxes	—	—	—	(84.8)	(84.8)
Gain on disposal of variable life insurance and annuity business, net of taxes	—	—	—	11.3	11.3
Income from operations of AMGRO (including gain on disposal of $11.1), net of taxes	—	—	10.1	—	10.1
Other, discontinued operations	—	—	—	(0.5)	(0.5)

	2007
	Property and Casualty
(In millions)	Personal Lines	Commercial Lines	Other Property and Casualty (2)	Discontinued Operations	Total
Net realized investment (losses) gains (1)	$(0.7)	$(0.7)	$0.5	$—	$(0.9)
Income from discontinued FAFLIC business, net of taxes	—	—	—	10.9	10.9
Income from operations of variable life insurance and annuity business (including gain on disposal of $7.9), net of taxes	—	—	—	13.1	13.1
Other discontinued operations	—	—	—	0.8	0.8

(1)	We manage investment assets for our property and casualty business based on the requirements of the entire property and casualty group. We allocate the investment income, expenses and realized gains (losses) to our Personal Lines, Commercial Lines and Other Property and Casualty segments based on actuarial information related to the underlying business.

(2)	Includes corporate eliminations.

INVESTMENT PORTFOLIO

We held general account investment assets diversified across several asset classes, as follows:

December 31	2009		2008
(In millions, except percentage data)	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
Fixed maturities (1)	$4,732.4	91.9%	$4,226.3	88.5%
Equity securities (1)	69.3	1.3	76.2	1.6
Mortgages	14.1	0.3	31.1	0.6
Cash and cash equivalents (1)	316.7	6.1	425.4	8.9
Other long-term investments	18.2	0.4	18.4	0.4
Total, including assets of discontinued operations (2)	5,150.7	100.0%	4,777.4	100.0%
Investment assets of discontinued operations (2)	(117.1)		(113.1)
Total investment assets of continuing operations	$5,033.6		$4,664.3

(1)	We carry these investments at fair value.
(2)	Investment assets of discontinued operations as of December 31, 2009 and 2008 include our discontinued accident and health business. Investment assets of discontinued operations as of December 31, 2008 in this table exclude our discontinued FAFLIC business. Due to the January 2, 2009 sale of FAFLIC, $1,124.6 million of investment assets were transferred to the buyer in 2009.

Investment Assets

The following discussion includes the investment assets of our continuing operations, as well as the investment assets of our discontinued accident and health business.

Total investment assets increased $373.3 million, or 7.8%, to $5.2 billion for the year ended December 31, 2009, of which fixed maturities increased $506.1 million and cash and cash equivalents decreased $108.7 million. The increase in fixed maturities is primarily due to market value appreciation and from the investment of proceeds from the sale of FAFLIC, as well as our investment of a portion of our cash in the bond markets. This was partially offset by the sale of fixed maturities to fund our common stock repurchase program.

Our fixed maturity portfolio is comprised primarily of investment grade corporate securities, residential mortgage-backed securities, taxable and tax-exempt issues of state and local governments, U.S. government and agency securities, commercial mortgage-backed securities and asset-backed securities.

The following table provides information about the investment type and credit quality of our fixed maturities portfolio:

December 31	2009
(In millions, except percentage data) Investment Type	Rating Agency Equivalent Designation	Amortized Cost	Fair Value	Net Unrealized Gain (Loss) (1)	Change in Net Unrealized for the Year
Corporates:
NAIC 1	Aaa/Aa/A	$844.1	$876.4	$32.3	$92.1
NAIC 2	Baa	1,038.9	1,087.4	48.5	121.2
NAIC 3 and below	Ba, B, Caa and lower	300.6	304.5	3.9	60.4
Total corporates		2,183.6	2,268.3	84.7	273.7

Asset-backed:
Residential mortgage-backed securities		858.8	874.4	15.6	16.9
Commercial mortgage-backed securities		334.5	337.2	2.7	33.6
Asset-backed securities		63.1	65.6	2.5	9.8
Municipals:
Taxable		685.6	669.0	(16.6)	(2.0)
Tax exempt		159.1	163.2	4.1	20.6
U.S. government		355.2	354.7	(0.5)	(5.1)
Total fixed maturities (2)		$4,639.9	$4,732.4	$92.5	$347.5

(1)	Includes $40.6 million unrealized loss related to other-than-temporary impairment losses recognized in other comprehensive income.
(2)	Includes discontinued accident and health business of $119.6 million in amortized cost and $116.8 million in fair value at December 31, 2009.

During 2009, our net unrealized position improved $347.5 million from a net unrealized loss of $255.0 million at December 31, 2008 to a net unrealized gain of $92.5 million at December 31, 2009.

Amortized cost and carrying value by rating category for the years ended December 31, 2009 and 2008 were as follows:

DECEMBER 31		2009			2008
(In millions, except percentage data) NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost	Carrying Value	% of Total Carrying Value	Amortized Cost	Carrying Value	% of Total Carrying Value
1	Aaa/Aa/A	$3,120.8	$3,168.0	66.9%	$3,098.1	$2,997.8	70.9%
2	Baa	1,198.0	1,240.3	26.2	1,074.8	981.5	23.2
3	Ba	138.2	130.5	2.8	151.5	133.2	3.2
4	B	93.1	98.0	2.1	111.0	83.8	2.0
5	Caa and lower	84.0	88.0	1.9	37.1	24.5	0.6
6	In or near default	5.8	7.6	0.1	8.8	5.5	0.1
Total fixed maturities (1)		$4,639.9	$4,732.4	100.0%	$4,481.3	$4,226.3	100.0%

(1)	Includes discontinued accident and health business of $119.6 million in amortized cost and $116.8 million in fair value at December 31, 2009, and $99.3 million in amortized cost and $85.4 million in fair value at December 31, 2008.

Based on ratings by the National Association of Insurance Commissioners (“NAIC”), approximately 93% of our fixed maturity portfolio consisted of investment grade securities at December 31, 2009, compared to 94% at December 31, 2008.

The quality of our fixed maturity portfolio remains strong based on ratings, capital structure position, support through guarantees, underlying security and parent ownership and yield curve position. We do not hold any securities in the following sectors: subprime mortgages, either directly or through our mortgage-backed securities; collateralized debt obligations; collateralized loan obligations; or credit derivatives. Our residential mortgage-backed securities constitute $874.4 million of our invested assets, with 21% held in non-agency prime securities, and the remaining invested in agency-sponsored securities. Commercial mortgage-backed securities (“CMBS”) constitute $337.2 million of our invested assets, of which approximately 20% is fully defeased with U.S. government securities. The portfolio is seasoned, with approximately 76% of our CMBS holdings from pre-2005 vintages, 10% from the 2007 vintage, 6% from the 2006 vintage and 8% from the 2005 vintage. The CMBS portfolio is of high quality with approximately 79% being AAA rated and 21% rated AA or A. The CMBS portfolio has a weighted average loan-to-value ratio of approximately 70% as of December 31, 2009. Our direct commercial mortgage portfolio is only $23.9 million as of December 31, 2009, including credit tenant loan fixed maturities. These mortgages are of high quality, with 42% maturing by the end of 2010. Our municipal bond portfolio constitutes approximately 16% of invested assets and is substantially all investment grade. Financial guarantor insurance enhanced municipal bonds were $271.1 million, or approximately 33% of our municipal bond portfolio as of December 31, 2009. Without regard to the insurance enhancement, 98% of our municipal bond portfolio is investment grade as of December 31, 2009. U.S. agency debt securities represent about 5% of the portfolio and we have no investments in its preferred stock or equity except for our $8.1 million equity investment in FHLBB required by our membership in its collateralized borrowing program.

At December 31, 2009, $77.9 million of our fixed maturities were invested in traditional private placement securities, as compared to $75.8 million at December 31, 2008. Fair values of traditional private placement securities are determined either by a third party broker or by pricing models that use discounted cash flow analyses.

Our fixed maturity and equity securities are classified as available-for-sale and are carried at fair value. Financial instruments whose value is determined using significant management judgment or estimation constitute approximately 1% of the total assets and liabilities we measured at fair value. (See also Note 6 – Fair Value).

Although we expect to invest new funds primarily in cash, cash equivalents and investment grade fixed maturities, we have invested a small portion of funds in common equity securities, and we may invest a portion in below investment grade fixed maturities and other assets. The average earned yield on fixed maturities was 5.5% and 5.7% for the years ended December 31, 2009 and 2008, respectively.

Other-than-Temporary Impairments

Cumulative Effect

As more fully described in Note 5 of the consolidated financial statements, we account for other-than-temporary impairments (“OTTI”) in accordance with ASC 320, Investments - Debt and Equity Securities (“ASC 320”) (formerly included under FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments). On April 1, 2009, we adopted accounting guidance that is now included in ASC 320, which required us to modify our assessment of OTTI on debt securities, as well as our method of recording and reporting OTTI. In accordance with ASC 320, we reviewed OTTI previously recorded through realized losses on securities held at April 1, 2009, which were $121.6 million, and determined that $33.3 million of these impairments were related to non-credit factors, such as interest rates and market conditions. Accordingly, we increased the amortized cost basis of these debt securities and recorded a cumulative effect adjustment of $33.3 million within shareholders’ equity. The cumulative effect adjustment had no effect on total shareholders’ equity as it increased retained earnings and reduced accumulated other comprehensive income.

Under the new accounting guidance, if a company does not intend to sell the debt security, or more likely than not will not be required to sell it, the credit loss portion of an other-than-temporary impairment is recorded through earnings while the portion attributable to all other factors is recorded separately as a component of other comprehensive income.

Other-Than-Temporary Impairments

For the year ended December 31, 2009, we recorded $42.2 million of other-than-temporary impairments of fixed maturities and equity securities, of which $32.9 million was recognized in earnings and the remaining $9.3 million was recorded as an unrealized loss in accumulated other comprehensive income. OTTI recognized in earnings in 2009 primarily included losses on below investment grade fixed maturities of $21.2 million, principally from corporate bonds in the industrial sector, and $9.5 million from perpetual preferred securities, primarily in the financial sector. In 2008, we recognized OTTI of $113.1 million, resulting from credit-related losses on corporate bonds, particularly in the financial sector and in certain higher yielding, below investment grade fixed maturities. OTTI in 2008 included $68.6 million related to the financial sector, $38.5 million related to the industrial sector and $6.0 million related to the utilities sector. Approximately $54.7 million of impairments were related to investment grade fixed maturities, $50.2 million to below investment grade fixed maturities and $8.2 million to equities and other investments.

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

Unrealized Losses

The following table provides information about our fixed maturities and equity securities that are in an unrealized loss position.

	December 31, 2009
	12 Months or Less		Greater than 12 Months		Total
(In millions)	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI (1)	Fair Value

Fixed maturities:
Investment grade:
U.S. Treasury securities and U.S. government and agency securities	$3.7	$170.8	$-	$-	$3.7	$170.8
States and political subdivisions	9.0	275.2	15.6	176.5	24.6	451.7
Corporate fixed maturities (2)	3.4	115.8	13.3	152.7	16.7	268.5
Residential mortgage-backed securities	6.6	89.1	7.5	62.6	14.1	151.7
Commercial mortgage-backed securities	0.4	13.5	7.0	30.0	7.4	43.5
Total investment grade	23.1	664.4	43.4	421.8	66.5	1,086.2
Below investment grade (3):
States and political subdivisions	0.2	8.7	0.8	8.2	1.0	16.9
Corporate fixed maturities (2)	10.6	84.1	16.9	150.1	27.5	234.2
Total below investment grade	10.8	92.8	17.7	158.3	28.5	251.1
Total fixed maturities	33.9	757.2	61.1	580.1	95.0	1,337.3

Equity securities:
Common equity securities	-	-	0.3	1.4	0.3	1.4
Total equity securities	-	-	0.3	1.4	0.3	1.4
Total (4)	$33.9	$757.2	$61.4	$581.5	$95.3	$1,338.7

(1)	Includes $40.6 million of unrealized losses related to OTTI recognized in other comprehensive income, of which $14.8 million are below investment grade aged greater than 12 months.
(2)	Gross unrealized losses on corporate fixed maturities include $31.7 million in the financial sector, $10.3 million in the industrial sector, and $2.2 million in utilities and other.
(3)	Substantially all below investment grade securities with an unrealized loss had been rated by the NAIC, Standard & Poor’s or Moody’s at December 31, 2009.
(4)	Includes discontinued accident and health business of $8.8 million in gross unrealized losses with $55.0 million in fair value at December 31, 2009.

	December 31, 2008
	12 Months or Less		Greater than 12 Months		Total
(In millions)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Fixed maturities:
Investment grade:
U.S. Treasury securities and U.S. government and agency securities	$0.7	$70.2	$-	$-	$0.7	$70.2
States and political subdivisions	26.8	352.3	3.9	56.9	30.7	409.2
Corporate fixed maturities (1)	89.4	1,028.4	70.2	295.5	159.6	1,323.9
Residential mortgage-backed securities	18.6	110.4	3.2	30.2	21.8	140.6
Commercial mortgage-backed securities	14.7	162.8	17.1	87.2	31.8	250.0
Total investment grade	150.2	1,724.1	94.4	469.8	244.6	2,193.9

Below investment grade (2):
States and political subdivisions	4.7	6.9	-	-	4.7	6.9
Corporate fixed maturities (1)	59.5	144.1	-	-	59.5	144.1
Residential mortgage-backed securities	-	1.5	-	-	-	1.5
Total below investment grade	64.2	152.5	-	-	64.2	152.5
Total fixed maturities	214.4	1,876.6	94.4	469.8	308.8	2,346.4

Equity securities:
Perpetual preferred securities	-	-	13.4	28.5	13.4	28.5
Common equity securities	11.4	32.3	-	-	11.4	32.3
Total equity securities	11.4	32.3	13.4	28.5	24.8	60.8
Total (3)	$225.8	$1,908.9	$107.8	$498.3	$333.6	$2,407.2

(1)	Gross unrealized losses for corporate fixed maturities include $95.9 million in the industrial sector, $80.5 million in the financial sector, $34.8 million in the utilities sector and $7.9 million in other.
(2)	Substantially all below investment grade securities with an unrealized loss had been rated by the NAIC, Standard & Poor’s or Moody’s at December 31, 2008.
(3)	Includes discontinued accident and health business of $15.7 million in gross unrealized losses with $52.3 million in fair value at December 31, 2008.

Gross unrealized losses on fixed maturities and equity securities decreased $238.3 million, or 71.4%, to $95.3 million at December 31, 2009, compared to $333.6 million at December 31, 2008. The decrease in unrealized losses was primarily due to tightening of credit spreads of investment grade and below investment grade corporate bonds, commercial and residential mortgage-backed securities and tax-exempt municipal bonds during 2009. Equity values also improved during 2009. At December 31, 2009, gross unrealized losses primarily consist of $44.2 million of corporate fixed maturities, $23.5 million in taxable municipal bonds and $21.5 million of mortgage-backed securities. Gross unrealized losses on corporate fixed maturities include $31.7 million in the financial sector, $10.3 million in the industrial sector and $2.2 million in utilities and other.

The following table includes our top twenty-five financial sector fixed maturity holdings and related financial ratings as of December 31, 2009.

Issuer (In millions, except percentage data)	Amortized Cost	Fair Value	As a % of Invested Assets	S&P Ratings
Wells Fargo	$21.9	$22.2	0.43%	AA-
Bank of America	21.7	19.0	0.37%	A-
PNC Bank	19.8	19.8	0.39%	A
GE Capital	19.2	19.6	0.38%	AA+
American Express	18.3	18.9	0.37%	BBB+
Capital One	17.5	18.2	0.35%	BBB
Manufacturers & Traders Bank	15.1	13.2	0.26%	A-
Morgan Stanley	15.1	16.4	0.32%	A
Fifth Third Bancorp	15.0	13.4	0.26%	BBB-
Bank of Scotland	12.9	13.0	0.25%	BBB
Genworth Global Funding	12.9	13.1	0.25%	BBB
Student Loan Market	12.5	13.4	0.26%	BBB-
Goldman Sachs	12.0	12.1	0.23%	A
Union Bank of California	11.5	11.3	0.22%	A
Aetna	10.6	11.0	0.21%	A-
FMR	10.5	10.5	0.20%	A+
Prudential Financial	10.5	11.3	0.22%	A
Branch Bank & Trust	10.5	10.9	0.21%	A
American General Finance	10.3	8.6	0.17%	BB+
Regions Bank	10.1	8.2	0.16%	BB
Simon Property Group	10.1	10.2	0.20%	A-
Bank of Oklahoma	10.0	9.2	0.18%	BBB+
Lincoln National	9.5	8.3	0.16%	BBB
Wellpoint	9.2	9.7	0.19%	A-
ABN Amro Bank Chicago	9.0	7.2	0.14%	A
Top 25 Financial	335.7	328.7	6.38%
Other Financial	117.4	114.3	2.22%
Total Financial	$453.1	$443.0	8.60%

The following table includes our top twenty-five industrial sector corporate fixed maturity holdings and related financial ratings as of December 31, 2009.

Issuer (In millions, except percentage data)	Amortized Cost	Fair Value	As a % of Invested Assets	S&P Ratings
Union Pacific	$19.3	$20.0	0.39%	BBB
Conoco Phillips	17.9	19.1	0.37%	A
AT&T	17.8	18.9	0.37%	A
Valero Energy	17.6	17.8	0.35%	BBB
Kroger	17.4	18.3	0.35%	BBB
CVS	17.3	18.0	0.35%	BBB+
Home Depot	16.9	17.8	0.34%	BBB+
Miller Brewing	16.4	17.7	0.34%	BBB+
Comcast	15.8	17.4	0.34%	BBB+
Merck & Co.	15.7	17.0	0.33%	AA-
Canadian National Railways	15.0	16.1	0.31%	A-
Shell	15.0	15.7	0.30%	AA
Vodafone	15.0	15.9	0.31%	A-
Safeway	14.9	15.7	0.30%	BBB
Pfizer	14.5	15.9	0.31%	AA
Deutsche Telecom	13.9	14.8	0.29%	BBB+
Lowe’s	13.6	14.7	0.28%	A+
XTO Energy	13.3	14.2	0.28%	BBB
Verizon	13.2	13.8	0.28%	A
Encana	12.3	12.9	0.25%	BBB+
Canadian Natural Resources	12.2	13.0	0.25%	BBB
Holcim	12.0	12.7	0.25%	BBB
Anheuser-Busch	12.0	13.0	0.25%	BBB+
BP Capital Markets	11.9	12.3	0.24%	AA
Telefonica Emisiones	11.8	12.5	0.24%	A-
Top 25 Industrial	372.7	395.2	7.67%
Other Industrial	895.7	945.5	18.36%
Total Industrial	$1,268.4	$1,340.7	26.03%

Obligations of states and political subdivisions, the U.S. Treasury, U.S. government and agency securities had associated gross unrealized losses of $29.3 million and $36.1 million at December 31, 2009 and 2008, respectively.

Substantially all below investment grade securities with an unrealized loss had been rated by the NAIC, Standard & Poor’s or Moody’s.

We view the gross unrealized losses on fixed maturities and equity securities as being temporary since it is our assessment that these securities will recover in the near term, as evidenced by the improvement in unrealized losses during the year, allowing us to realize their anticipated long-term economic value. With respect to gross unrealized losses on fixed maturities, we do not intend to sell nor is it more likely than not we will be required to sell fixed maturity securities before this expected recovery of amortized cost (See also “Liquidity and Capital Resources”). With respect to equity securities, we have the intent and ability to retain such investments for the period of time anticipated to allow for this expected recovery in fair value. The risks inherent in our assessment methodology include the risk that, subsequent to the balance sheet date, market factors may differ from our expectations; the global economic slowdown is longer or more severe than we expect; we may decide to subsequently sell a security for unforeseen business needs; or changes in the credit assessment or equity characteristics from our original assessment may lead us to determine that a sale at the current value would maximize recovery on such investments. To the extent that there are such adverse changes, an other-than-temporary impairment would be recognized. Although unrealized losses are not reflected in the results of financial operations until they are realized or deemed “other-than-temporary”, the fair value of the underlying investment, which does reflect the unrealized loss, is reflected in our Consolidated Balance Sheets.

The following table sets forth gross unrealized losses for fixed maturities by maturity period and for equity securities at December 31, 2009 and 2008. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers. Mortgage-backed securities are included in the category representing their ultimate maturity.

December 31	2009	2008
(In millions)
Due in one year or less	$0.5	$2.1
Due after one year through five years	14.0	84.0
Due after five years through ten years	23.0	115.6
Due after ten years	57.5	107.1
Total fixed maturities	95.0	308.8
Equity securities	0.3	24.8
Total fixed maturities and equity securities (1)	$95.3	$333.6

(1)	Includes discontinued accident and health business of $8.8 million and $15.7 million in gross unrealized losses at December 31, 2009 and 2008, respectively.

Our investment portfolio and shareholders’ equity can be and have been significantly impacted by the changes in market values of our securities. During 2008, there were significant declines in the market values of our fixed maturity securities, particularly in the industrial and financial sectors. Although we have seen substantial improvement in unrealized losses in 2009, economic conditions remain strained, market values could continue to fluctuate, and defaults on corporate fixed income securities could increase. As a result, depending on market conditions, we could incur additional realized and unrealized losses in future periods, which could have a material adverse impact on our results of operations and/or financial position.

We experienced defaults in 2009 on certain fixed maturities of issuers in the industrial sector. The carrying values of fixed maturity securities on non-accrual status at December 31, 2009 and 2008 were not material. The effects of non-accruals for the years ended December 31, 2009 and 2008, compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities, were reductions in net investment income of $3.1 million and $2.1 million, respectively. Any defaults in the fixed maturities portfolio in future periods may negatively affect investment income.

Recent developments have illustrated that the U.S. and global financial markets and economies, while beginning to recover, are in an unprecedented period of uncertainty and instability. Many issuers continue to face adverse business and liquidity circumstances, increasing the possibility of unanticipated defaults during 2010. While we may experience defaults on fixed income securities in 2010, particularly with respect to non-investment grade securities, it is difficult to foresee which issuers, industries or markets will be affected. As a result, the value of our fixed maturity portfolio could change rapidly in ways we cannot currently anticipate. Depending on market conditions, we could incur additional realized and unrealized losses in future periods.

MARKET RISK AND RISK MANAGEMENT POLICIES

INTEREST RATE SENSITIVITY

Our operations are subject to risk resulting from interest rate fluctuations which may adversely impact the valuation of the investment portfolio. In a rising interest rate environment, the value of the fixed income sector, which comprises 92% of our investment portfolio, may decline as a result of decreases in the fair value of the securities. Our intent is to hold securities to maturity and recover the decline in valuation as prices accrete to par. However, our intent may change prior to maturity due to changes in the financial markets or our analysis of an issuer’s credit metrics and prospects. Interest rate fluctuations may also reduce net investment income and as a result, profitability. The portfolio may realize lower yields and therefore lower net investment income on securities because the securities with prepayment and call features may prepay at a different rate than originally projected. In a declining interest rate environment, prepayments and calls may increase as issuers exercise their option to refinance at lower rates. The resulting funds would be reinvested at lower yields. In a rising interest rate environment, the funds may not be available to invest at higher interest rates.

The following table illustrates the estimated impact on the fair value of our investment portfolio at December 31, 2009 of hypothetical changes in prevailing interest rates, defined as changes in interest rates on U.S. Treasury debt. It does not reflect changes in credit spreads, liquidity spreads and other factors that affect the value of securities. Since changes in prevailing interest rates are often accompanied by changes in these other factors, the reader should not assume that an actual change in interest rates would result in the values illustrated.

Investment Type	+300bp	+200bp	+100bp	0	-100bp	-200bp	-300bp
(Dollars in millions)

Residential mortgage-backed securities	$745	$785	$825	$875	$890	$890	$885
All other fixed income securities	3,370	3,520	3,685	3,860	4,025	4,175	4,295
Total	$4,115	$4,305	$4,510	$4,735	$4,915	$5,065	$5,180

For our Property and Casualty business, our investment strategy is intended to maximize investment income with consideration towards driving long-term growth of shareholders’ equity and book value. The determination of the appropriate asset allocation is a process that focuses on the types of business written and the level of surplus required to support our different businesses and the risk return profiles of the underlying asset classes. We look to balance the goals of capital preservation, stability, liquidity and after-tax return.

The majority of our assets are invested in the fixed income markets. Through fundamental research and credit analysis, our investment professionals seek to identify a balance of stable income producing higher quality U.S. agency, corporate and mortgage-backed securities and undervalued securities in the credit markets. We have a general policy of diversifying investments both within and across all sectors to mitigate credit and interest rate risk. We monitor the credit quality of our investments and our exposure to individual markets, borrowers, industries, sectors and, in the case of direct commercial mortgages and commercial mortgage-backed securities, property types and geographic locations. In addition, we currently carry long-term debt which is subject to interest rate risk. The majority of this debt was issued at fixed interest rates of 8.207% and 7.625%. Current market conditions do not allow for us to invest assets at similar rates of return; and, therefore our earnings on a similar level of assets are not sufficient to cover our current debt interest costs.

The following tables for the years ended December 31, 2009 and 2008 provide information about our financial instruments used for purposes other than trading that are sensitive to changes in interest rates. The tables present principal cash flows and related weighted-average interest rates by expected maturities, unless otherwise noted below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers. Mortgage-backed and asset-backed securities are included in the category representing their expected maturity. Available-for-sale securities include both U.S. and foreign-denominated fixed maturities. Additionally, we have assumed our available-for-sale securities are similar enough to aggregate those securities for presentation purposes. Specifically, variable rate available-for-sale securities comprise an immaterial portion of the portfolio and do not have a significant impact on weighted-average interest rates. Therefore, the variable rate investments are not presented separately; instead they are included in the tables at their current interest rate. For liabilities that have no contractual maturity, the tables present principal cash flows and related weighted-average interest rates based on our historical experience, management’s judgment, and statistical analysis, as applicable, concerning their most likely withdrawal behaviors. In addition, long-term debt is presented at contractual maturities, except for our long-term debt for recently acquired subsidiaries. We have presented this debt in the category that reflects the more likely payments, which is expected to be earlier than their contractual maturities. The market rate disclosures presented for 2008 exclude the rate sensitive assets and liabilities of FAFLIC due to its January 2, 2009 sale.

For the Years Ended December 31, 2009	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value 12/31/09
(Dollars in millions)
Rate Sensitive Assets:
Available-for-sale securities	$365.9	$327.7	$294.9	$426.2	$402.5	$2,934.1	$4,751.3	$4,783.8
Average interest rate	4.39%	5.84%	5.72%	5.21%	5.01%	5.57%	5.42%
Mortgage loans	$8.2	$0.1	$—	$—	$—	$6.5	$14.8	$15.0
Average interest rate	8.05%	6.52%	—	—	—	7.62%	7.85%
Rate Sensitive Liabilities:
Supplemental contracts without life contingencies	$2.0	$—	$—	$—	$—	$—	$2.0	$2.0
Average interest rate	0.25%	—	—	—	—	—	0.25%
Long-term debt	$7.1	$—	$14.7	$—	$—	$412.1	$433.9	$387.9
Average interest rate	5.94%	—	7.24%	—	—	7.21%	7.19%

For the Years Ended December 31, 2008	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value 12/31/08
(Dollars in millions)
Rate Sensitive Assets:
Available-for-sale securities	$449.6	$464.6	$553.8	$471.1	$502.6	$2,348.5	$4,790.2	$4,416.0
Average interest rate	3.21%	5.52%	6.00%	5.86%	5.28%	5.66%	5.44%
Mortgage loans	$4.2	$20.6	$0.3	$—	$—	$7.0	$32.1	$33.1
Average interest rate	7.59%	8.08%	6.60%	—	—	7.70%	7.92%
Rate Sensitive Liabilities:
Supplemental contracts without life contingencies	$6.8	$—	$—	$—	$—	$—	$6.8	$6.8
Average interest rate	0.75%	—	—	—	—	—	0.75%
Long-term debt	$4.0	$3.1	$—	$15.5	$—	$508.8	$531.4	$325.8
Average interest rate	5.68%	7.79%	—	2.29%	—	7.98%	7.94%

FOREIGN CURRENCY SENSITIVITY

In 2009 and 2008, we did not have material exposure to foreign currency related risk.

INCOME TAXES

We file a consolidated United States federal income tax return that includes the holding company and its domestic subsidiaries (including non-insurance operations).

The provision for federal income taxes from continuing operations were expenses of $83.1 million, $79.9 million and $113.2 million in 2009, 2008 and 2007, respectively. These provisions resulted in consolidated effective federal tax rates of 30.7%, 48.6%, and 33.1% on pre-tax income for 2009, 2008, and 2007, respectively. The 2009 provision reflects a $0.3 million benefit resulting from the settlement with the IRS of interest claims for tax years 1995 through 1997. The 2008 provision reflects a $6.4 million benefit resulting from the settlement with the IRS of tax years 1995 through 2001. Absent this benefit, the effective tax rate for 2008 would have been 52.5%.

Both the increase in the 2008 tax rate and the decrease in the 2009 tax rate result from changes in our valuation allowance related to realized loss carryforwards. In 2008, we believed that we would not realize the tax benefits related to the realized investment losses occurring in that year. Accordingly, we increased our valuation allowance so as to avoid recognition of these tax benefits. In 2009, we determined that we could realize a portion of our realized loss carryforwards from prior years. Accordingly, we reduced our valuation allowance, resulting in a tax rate for 2009 that is less than the statutory rate.

Our federal income tax expense on segment income was $77.5 million for 2009 compared to $86.3 million in 2008 and $113.7 million in 2007. The decreases in 2009 and 2008 were primarily due to lower segment income.

In addition to the aforementioned benefits from our settlement of ongoing IRS audits, we also realized similar tax benefits in our discontinued operations. In 2009, a benefit of $0.2 million resulting from the settlement with the IRS of interest claims for 1977 through 1981 was recognized in discontinued operations as income related to our discontinued FAFLIC business. During 2008, we reached an agreement with the IRS on our 1995 to 2001 audit cycle. A benefit of $2.6 million was recognized in discontinued operations as income related to our discontinued variable life insurance and annuity business and a tax expense of $0.7 million was recognized related to our discontinued FAFLIC business. In December 2007, we reached an agreement with the IRS on our 2002 to 2004 audit cycle. The resulting assessment of federal income tax was offset by the utilization of net operating loss carryforwards related to our discontinued variable life insurance and annuity business. The recognition of these net operating loss carryforwards resulted in a $7.5 million tax benefit recorded in discontinued operations as an adjustment to the loss on the disposal of our variable life insurance and annuity business. A benefit of $5.2 million, also related to variable life insurance and annuity items from 2002 to 2004 was recognized in discontinued operations as income from a former life insurance subsidiary. Also in 2007, a benefit of $2.6 million resulting from the settlement with the IRS of interest claims for 1977 through 1994 was recognized in discontinued operations as income from discontinued FAFLIC business. Finally, 2007 reflects a benefit of $2.1 million due to reductions in our federal income tax reserves from clarification of outstanding issues for prior years in the course of ongoing IRS audits. The recognition of this benefit was recorded in discontinued operations as income in discontinued FAFLIC business. The IRS audit for tax years 2005 through 2006 commenced in December 2007. In September, 2009, we received a Revenue Agents Report for the 2005 to 2006 IRS Audit. We have agreed to all proposed adjustments other than a disallowance of Separate Account Dividends Received Deductions for which we have requested an Appeals conference. Due to available net operating loss carryovers and the 2005 sale of Allmerica Financial Life Insurance and Annuity Company, the effects of the proposed adjustments should not materially affect our financial position or results of operations.

In January 2010, we completed a transaction which resulted in the realization, for tax purposes only, of $94.2 million of unrealized gains in our investment portfolio. As a result, we are able to realize capital loss carryforwards to offset this gain in the same amount. Thus, as of December 31, 2009, we released $33.0 million of the valuation allowance we held against the deferred tax asset related to these capital loss carryforwards. The valuation allowance release increased Other Comprehensive Income by $26.6 million and increased Income from Continuing Operations by $6.4 million.

During 2009, we reduced our valuation allowance related to our deferred tax assets by $152.6 million in total, from $348.2 million to $195.6 million. There are four components to this reduction. First, we reversed, through Other Comprehensive Income, the $120.2 million valuation allowance that we had recognized at December 31, 2008 associated with the tax benefit related to net unrealized depreciation in our investment portfolio at that time. During 2009, appreciation in the portfolio changed the nature of the tax attribute from that of an asset to that of a liability, and thus there was no longer a need for that portion of the valuation allowance. Second, as a result of the transaction described in the previous paragraph, we reversed $26.6 million of the valuation allowance as an adjustment to Other Comprehensive Income and $6.4 million of the valuation allowance as an adjustment to Income from Continuing Operations. Third, as a result of $1.4 million in net realized gains reflected in Income from Continuing Operations during 2009, we reversed $0.5 million of our valuation allowance as an adjustment to Income from Continuing Operations. Finally, we increased our valuation allowance by $1.1 million, related to $3.1 million in net realized losses reflected in Discontinued Operations during 2009. This increase is reflected in Income from Discontinued Operations. The net effect of all of these items is the aforementioned $152.6 million net reduction in our valuation allowance.

Included in our deferred tax net asset as of December 31, 2009 is an asset of $228.6 million related to capital loss carryforwards which will expire beginning in 2010. Our pre-tax capital losses carried forward are $653.0 million, including $455.2 million resulting from the sale of our variable life insurance and annuity business in 2005 and $179.9 million resulting from the sale of FAFLIC. Of the aforementioned $228.6 million tax asset, we expect to realize $33.0 million as a result of the transaction implemented in January 2010 described above. At December 31, 2009, we have a valuation allowance against the remaining $195.6 million, since it is our opinion that it is more likely than not that this portion of the asset will not be realized. Our estimate of the gross amount and likely realization of capital loss carryforwards may change over time.

At December 31, 2009, we had a deferred tax asset of $112.1 million of alternative minimum tax credit carryforwards. The alternative minimum tax credit carryforwards have no expiration date. We may utilize the credits to offset regular federal income taxes due from future income, and although we believe that these assets are fully recoverable, there can be no certainty that future events will not affect their recoverability.

Effective January 1, 2007, we adopted the revised accounting for uncertainty in income taxes now included in ASC 740, Income taxes (“ASC 740”). As a result of this implementation, we recognized an $11.5 million decrease in the liability for unrecognized tax benefits, which was reflected as an increase in the January 1, 2007 balance of retained earnings.

A corporation is entitled to a tax deduction from gross income for a portion of any dividend which was received from a domestic corporation that is subject to income tax. This is referred to as a “dividends received deduction.” In prior years, we have taken this dividends received deduction when filing our federal income tax return. Many separate accounts held by life insurance companies receive dividends from such domestic corporations, and therefore, were regarded as entitled to this dividends received deduction. In its Revenue Ruling 2007-61, issued on September 25, 2007, the IRS announced its intention to issue regulations with respect to certain computational aspects of the dividends received deduction on separate account assets held in connection with variable annuity contracts. Revenue Ruling 2007-61 suspended a revenue ruling issued in August 2007 that purported to change accepted industry and IRS interpretations of the statutes governing these computational questions. Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other members of the public will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are not yet known, but they could result in the elimination of some or all of the separate account dividends received deduction tax benefit that we receive. We believe that it is more likely than not that any such regulation would apply prospectively only, and application of this regulation is not expected to be material to our results of operations in any future annual period. However, there can be no assurance that the outcome of the revenue ruling will be as anticipated. We believe that retroactive application would not materially affect our financial position or results of operations. In September 2009, as part of the audit of 2005 and 2006, the IRS disallowed our dividends received deduction relating to separate account assets for both years 2005 and 2006. We have challenged the disallowance by filing a formal protest, and have requested an IRS Appeals conference. As discussed above, should we ultimately be unsuccessful in our challenge, due to tax attributes and the sale of Allmerica Financial Life Insurance and Annuity Company, the effects of this proposed adjustment should not be material to our financial position or results of operations.

CRITICAL ACCOUNTING ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements. These statements have been prepared in accordance with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following critical accounting estimates are those which we believe affect the more significant judgments and estimates used in the preparation of our financial statements. Additional information about our other significant accounting policies and estimates may be found in Note 1 - “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data on pages 87 to 94 of this Form 10-K.

PROPERTY & CASUALTY INSURANCE LOSS RESERVES

See Segment Results – Reserves for Losses and Loss Adjustment Expenses on pages 42 to 51 of this form 10-K for a discussion of our critical accounting estimates for loss reserves.

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

We account for our pension plans in accordance with ASC 715, Compensation – Retirement Benefits (formerly included under Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements 87, 88, 106, and 132(R) and Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions). In order to measure the liabilities and expense associated with these plans, we must make various estimates and key assumptions, including discount rates used to value liabilities, assumed rates of return on plan assets, employee turnover rates and anticipated mortality rates. These estimates and assumptions are reviewed at least annually and are based on our historical experience, as well as current facts and circumstances. In addition, we use outside actuaries to assist in measuring the expenses and liabilities associated with this plan.

The discount rate enables us to state expected future cash flows as a present value on the measurement date. We also use this discount rate in the determination of our pre-tax pension expense or benefit. A lower discount rate increases the present value of benefit obligations and increases pension expense. As of December 31, 2009 and 2008, we determined our discount rate utilizing an independent yield curve which provides for a portfolio of high quality bonds that are expected to match the cash flows of our pension plan. Bond information used in the yield curve was provided by Standard and Poor’s and included only those rated AA- or better as of December 31, 2009 and 2008, respectively. At December 31, 2009, based upon our qualified plan assets and liabilities in relation to this discount curve, we decreased our discount rate to 6.125%, from 6.625% at December 31, 2008.

To determine the expected long-term return on plan assets, we consider the historical mean returns by asset class for passive indexed strategies, as well as current and expected asset allocations and adjust for certain factors that we believe will have an impact on future returns. For the years ended December 31, 2009 and 2008, the expected rate of return on plan assets was 7.50% and 7.75%, respectively. The decrease reflects our strategy to shift investment assets from equity securities to fixed maturity investments over the next few years. Actual returns on plan assets in excess of these expected returns will generally reduce our net actuarial losses (or increase actuarial gains) that are reflected in our accumulated other comprehensive income balance in shareholders’ equity, whereas actual returns on plan assets which are less than expected returns will generally increase our net actuarial losses (or decrease actuarial gains) that are reflected in accumulated other comprehensive income. These gains or losses are amortized into expense in future years.

Holding all other assumptions constant, sensitivity to changes in our key assumptions related to our qualified defined benefit pension plan are as follows:

Discount Rate – A 25 basis point increase in discount rate would decrease our pension expense in 2010 by $1.6 million and decrease our projected benefit obligation by approximately $11.6 million. A 25 basis point reduction in the discount rate would increase our pension expense by $1.7 million and increase our projected benefit obligation by approximately $12.1 million.

Expected Return on Plan Assets – A 25 basis point increase or decrease in the expected return on plan assets would decrease or increase our pension expense in 2010 by $1.3 million.

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

When an other-than-temporary impairment of a fixed maturity security occurs, and we intend to sell or more likely than not will be required to sell the investment before recovery of its amortized cost basis, the amortized cost of the security is reduced to its fair value, with a corresponding charge to earnings, which reduces net income and earnings per share. If we do not intend to sell the fixed maturity investment or more likely than not will not be required to sell it, we separate the other-than-temporary impairment into the amount we estimate represents the credit loss and the amount related to all other factors. The amount of the estimated loss attributable to credit is recognized in earnings, which reduces net income and earnings per share. The amount of the estimated other-than-temporary impairment that is non-credit related is recognized in other comprehensive income, net of applicable taxes.

We estimate the amount of the other-than-temporary impairment that relates to credit by comparing the amortized cost of the fixed maturity security with the net present value of the fixed maturity security’s projected future cash flows, discounted at the effective interest rate implicit in the investment prior to impairment. The non-credit portion of the impairment is equal to the difference between the fair value and the net present value of the fixed maturity security at the impairment measurement date.

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

OTHER SIGNIFICANT TRANSACTIONS

On February 26, 2010, our Board of Directors authorized a $100 million increase to our existing common stock repurchase program. This increase was in addition to two previous increases of $100 million each, approved on December 8, 2009 and September 24, 2009. As a result of these most recent increases, the program provides for aggregate repurchases of up to $400 million as a December 31, 2009. Under the repurchase authorizations, we may repurchase our common stock from time to time, in amounts and prices and at such times as we deem appropriate, subject to market conditions and other considerations. Our repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. On December 8, 2009, we also entered into an accelerated share repurchase agreement with Barclays Bank PLC, acting through its agent Barclays Capital, Inc., for the immediate repurchase of 2.4 million shares of our common stock at a cost of approximately $100.6 million. Including the repurchases from this accelerated share repurchase program, we repurchased 3.6 million shares at a cost of $148.1 million in 2009, 1.3 million shares at a cost of $58.5 million in 2008 and approximately 38,000 shares at a cost of $1.6 million in 2007. Total repurchases under this program as of February 24, 2010 were 5.2 million shares at a cost of approximately $218 million.

On December 3, 2009, we entered into a renewal rights agreement with OneBeacon Insurance Group. Through this agreement, we acquired access to a portion of

OneBeacon’s small and middle market commercial business at renewal, including industry programs and middle market niches. This transaction included consideration of approximately $23 million, plus certain potential additional consideration, primarily representing purchased renewal rights intangible assets which are included as Other Assets in our Consolidated Balance Sheets. The agreement is effective for renewals beginning January 1, 2010.

On September 25, 2009, Hanover Insurance received an advance of $125 million through its membership in the FHLBB as part of a collateralized borrowing program. This advance bears interest at a fixed rate of 5.50% per annum over a twenty-year term. As collateral to FHLBB, Hanover Insurance has pledged government agency securities with a fair value of $142.0 million as of December 31, 2009. The fair value of the collateral pledged must be maintained at certain specified levels of the borrowed amount, which can vary depending on the type of assets pledged. If the fair value of this collateral declines below these specified levels, Hanover Insurance would be required to pledge additional collateral or repay outstanding borrowings. Hanover Insurance is permitted to voluntarily repay the outstanding borrowings at any time, subject to a repayment fee. As a requirement of membership in the FHLBB, Hanover Insurance acquired $2.5 million of FHLBB stock, and as a condition to participating in the FHLBB’s collateralized borrowing program, it was required to purchase additional shares of FHLBB stock in an amount equal to 4.5% of its outstanding borrowings. Such purchases totaled $5.6 million through December 31, 2009. The proceeds from the borrowing were used by Hanover Insurance to acquire AIX and its subsidiaries from the holding company.

We liquidated AFC Capital Trust I (the “Trust”) on July 30, 2009. Each holder of 8.207% Series B Capital Securities (“Capital Securities”) as of that date received a principal amount of our Series B 8.207% Junior Subordinated Deferrable Interest Debentures (“Junior Debentures”) due February 3, 2027 equal to the liquidation amount of the Capital Securities held by such holder. The liquidation of the Trust did not have a material effect on our results of operations or financial position.

On June 29, 2009, prior to liquidating the Trust, we completed a cash tender offer to repurchase a portion of our Capital Securities that were issued by the Trust and a portion of our 7.625% Senior Debentures (“Senior Debentures”) due in 2025 that were issued by THG. As of that date, $69.3 million of Capital Securities were tendered at a price equal to $800 per $1,000 of face value. In addition, we accepted for tender a principal amount of $77.3 million of Senior Debentures. Depending on the time of tender, holders of the Senior Debentures accepted for purchase received a price of either $870 or $900 per $1,000 of face value. Separately, we held $65.0 million of Capital Securities previously repurchased at a discount in the open market prior to the tender offer, and $1.1 million of Senior Debentures. We recognized a pre-tax gain of $34.5 million in 2009 as a result of such purchases. As of December 31, 2009, a principal amount of $165.7 million of Junior Debentures and $121.6 million of Senior Debentures not held by us remained outstanding.

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

On March 14, 2008, we acquired all of the outstanding shares of Verlan for $29.0 million. Verlan, now referred to as Hanover Specialty Property, is a specialty company providing property insurance to chemical, paint, solvent and other manufacturing and distribution companies.

On September 14, 2007, we acquired all of the outstanding shares of PDI for $23.2 million. PDI is a Michigan-based holding company whose primary business is professional liability insurance for small and mid-sized law practices.

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

STATUTORY SURPLUS OF INSURANCE SUBSIDIARIES

The following table reflects the consolidated statutory surplus for our property and casualty businesses as of December 31, 2009 and December 31, 2008:

(In millions)	December 31, 2009	December 31, 2008

Total Statutory Surplus–Combined P&C Companies	$1,741.6	$1,600.7

The consolidated statutory surplus improved $140.9 million during 2009. The increase is primarily due to underwriting results and net unrealized gains in 2009, along with an increase in admitted deferred tax assets as a result of changes in the statutory guidance of SSAP 10R. Additionally, our minimum pension liability decreased during 2009, which positively impacted statutory surplus. These increases were partially offset by decreases in surplus relating to a $153.7 million dividend to the holding company in December 2009 and the purchase, by Hanover Insurance, of FAFLIC’s non-admitted assets in connection with FAFLIC’s sale on January 2, 2009.

The NAIC prescribes an annual calculation regarding risk based capital (“RBC”). RBC ratios for regulatory purposes, as described in the glossary, are expressed as a percentage of the capital required to be above the Authorized Control Level (the “Regulatory Scale”); however, in the insurance industry, RBC ratios are widely expressed as a percentage of the Company Action Level. The following table reflects the Company Action Level, the Authorized Control Level and RBC ratios for Hanover Insurance, as of December 31, 2009 and 2008, expressed both on the Industry Scale (Total Adjusted Capital divided by the Company Action Level) and Regulatory Scale (Total Adjusted Capital divided by Authorized Control Level):

(In millions, except ratios)	Company Action Level	Authorized Control Level	RBC Ratio Industry Scale	RBC Ratio Regulatory Scale

The Hanover Insurance Company

December 31, 2009	$498.9	$249.5	346%	693%

December 31, 2008	$460.9	$230.5	334%	667%

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

In the fourth quarters of 2009 and 2008, respectively, dividends of $153.7 million and $166.0 million were declared and paid by our property and casualty business, providing additional cash and securities to the holding company. Additionally, in the fourth quarter of 2008, we elected to make a capital contribution of $76.3 million back to Hanover Insurance, which was paid in January 2009. No dividends were declared from our property and casualty business to the holding company in 2007.

In connection with the sale of FAFLIC to Commonwealth Annuity on January 2, 2009, the Massachusetts Division of Insurance approved a net dividend from FAFLIC to THG, which totaled approximately $130 million. This dividend was paid to the holding company on January 2, 2009 and consisted primarily of property and equipment, which was subsequently purchased by Hanover Insurance from THG at fair value. Additionally, in the first quarter of 2008, a dividend of $17 million was declared and paid by FAFLIC.

Sources of cash for our insurance subsidiaries primarily include premiums collected, investment income and maturing investments. Primary cash outflows are paid claims, losses and loss adjustment expenses, policy acquisition expenses, other underwriting expenses and investment purchases. Cash outflows related to losses and loss adjustment expenses can be variable because of uncertainties surrounding settlement dates for liabilities for unpaid losses and because of the potential for large losses either individually or in the aggregate. We periodically adjust our investment policy to respond to changes in short-term and long-term cash requirements.

Net cash provided by operating activities was $91.6 million, $209.5 million and $73.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. The $ 117.9 million decrease in cash provided by operating activities in 2009 compared to 2008, primarily resulted from an increase in net loss and LAE payments, and increased level of funding associated with our qualified defined benefit pension plan, and an increase in expenditures related to our business investments, primarily investments in our product development and technology. The

$136.2 million increase in cash provided by operating activities in 2008 compared to 2007 primarily resulted from cash received related to a commutation of a block of our accident and health voluntary pools, lower contributions to our qualified defined benefit pension plan during 2008 and from lower federal income tax payments made in 2008.

Net cash used in investing activities was $174.2 million in 2009 as compared to net cash provided of $189.2 million in 2008 and net cash used of $72.3 million in 2007. During 2009, cash was primarily used as we reinvested a portion of existing cash into fixed maturities and invested the proceeds from the sale of our Life Companies into fixed maturities. Additionally, in 2009, equities were sold and additional cash was used in connection with the One Beacon renewal rights agreement. This investing activity was partially offset by cash provided from sales of fixed maturities to fund our stock repurchase program. During 2008, cash was primarily provided by net sales and maturities of fixed maturity securities. Due to the uncertainty in the capital markets, we held a high level of cash and cash equivalents during the fourth quarter of 2008. Partially offsetting this increase was cash payments made in connection with the acquisitions of AIX and Verlan. During 2007, we used cash primarily to fund net purchases of fixed maturity securities, resulting from improved underwriting results in our property and casualty business, partially offset by the run-off of our Life Companies’ operations. Additionally, in 2007, we purchased PDI.

Net cash used in financing activities was $130.2 million, $144.6 million and $98.3 million in 2009, 2008 and 2007, respectively. During 2009, cash used in financing activities primarily resulted from $148.1 million net repurchases of our stock and $37.5 million to fund annual dividends to shareholders. These uses were partially offset by $53.1 million of cash inflows from our securities lending program. Also during 2009, a $125.0 million advance received as part of the FHLBB collateralized borrowing program was offset by $125.9 million used to repurchase a portion of our corporate debt (see Significant Transactions). During 2008, cash used in financing activities primarily resulted from $58.5 million of net repurchases of our stock, $50.6 million of net repayments related to our securities lending program, $23.0 million in dividends paid to shareholders and $21.0 million related to the maturity of a trust instrument supported by a funding obligation. During 2007, cash used in financing activities resulted from a net repayment of $101.0 million related to our securities lending program and dividend payments of $20.8 million, partially offset by $23.8 million of proceeds from employee stock option exercises.

At December 31, 2009, THG, as a holding company, held $293.1 million of fixed maturities and cash. During the third quarter, Hanover Insurance purchased AIX from the holding company for approximately $130 million of cash and fixed maturities. We believe our holding company assets are sufficient to meet our future obligations, which currently consist primarily of interest on both our senior and subordinated debentures, our dividends to shareholders as discussed below, costs associated with retirement benefits provided to our former life employees and agents, and to the extent required, payments related to indemnification of liabilities associated with the sale of various subsidiaries. We do not expect that it will be necessary to dividend additional funds from our insurance subsidiaries in order to fund 2010 holding company obligations; however, we may decide to do so. In 2009, we paid an annual dividend of seventy-five cents per share to our shareholders totaling $37.5 million and in the fourth quarter, the Board announced plans to follow a quarterly dividend schedule. These dividend payments will be subject to quarterly board approval and declaration. On February 24, 2010, the Board of Directors declared a quarterly dividend of $0.25 per share to shareholders of record on March 8, 2010, payable on March 22, 2010. We believe that our holding company assets are sufficient to provide for future shareholder dividends should the Board of Directors declare them.

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

We expect to continue to generate sufficient positive operating cash to meet all short-term and long-term cash requirements, including the funding of our qualified defined benefit pension plan. In 2009, we contributed $45.2 million to our qualified defined benefit pension plan, of which approximately $32 million was discretionary. On January 4, 2010, we made an additional discretionary contribution of $100 million to the qualified defined benefit pension plan. With this additional contribution and based upon current estimate of liabilities and certain assumptions regarding investment return and other factors, our qualified defined benefit pension plan is essentially fully funded as of the date of such contribution. As a result, we currently expect that significant cash contributions will not be required for this plan for several years (see also “Other Matters”).

Our insurance subsidiaries maintain a high degree of liquidity within their respective investment portfolios in fixed maturity and short-term investments. In 2008 and extending into the early part of 2009, the financial markets experienced unprecedented declines in value, especially in the financial and industrial sectors. Many securities currently held by THG and its subsidiaries experienced the impact of these significant changes in market value. Due to continued tightening of credit in 2009, we experienced substantial improvement in our unrealized position in 2009, from a net unrealized loss position to a net unrealized gain position, resulting in net unrealized gains of approximately $104 million on securities held at December 31, 2009. We believe that the quality of the assets we hold will allow us to realize the long-term economic value of our portfolio, including securities that are currently in an unrealized loss position. We do not anticipate the need to sell these securities to meet our insurance subsidiaries’ cash requirements. We expect our insurance subsidiaries to generate sufficient operating cash to meet all short-term and long-term cash requirements. However, there can be no assurance that unforeseen business needs or other items will not occur causing us to have to sell those securities in a loss position before their values fully recover; thereby causing us to recognize impairment charges in that time period.

On February 26, 2010, our Board of Directors authorized a $100 million increase to our existing common stock repurchase program. This increase was in addition to two previous increases of $100 million each, approved on December 8, 2009 and September 24, 2009. As a result of these most recent increases, the program provides for aggregate repurchases of up to $400 million of our common stock. Our repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. On December 8, 2009, we also entered into an accelerated share repurchase agreement with Barclays Bank PLC, acting through its agent Barclays Capital, Inc., and utilized a portion of our existing share repurchase authorization for the immediate repurchase of 2.4 million shares of our common stock at a cost of $100.6 million. Including the accelerated share repurchases, during 2009 we repurchased 3.6 million shares at a cost of $148.1 million. Total repurchases under this program as of February 24, 2010 were 5.2 million shares at a cost of approximately $218 million.

During 2009, we repurchased $106.2 million of Capital Securities with a face value of $134.3 million that were previously issued by AFC Capital Trust I and $70.5 million of senior debentures with a face value of $78.4 million that were issued by THG. (See Other Significant Transactions of this Form 10-K for further discussion). On July 30, 2009, we liquidated AFC Capital Trust I, which previously held our Capital Securities, and exchanged all of the outstanding Capital Securities for like Junior Debentures, issued by the holding company. We may continue to repurchase Senior or Junior Debentures on an opportunistic basis. As of December 31, 2009, Junior Debentures with a face value of $165.7 million and Senior Debentures with a face value of $121.6 million remained outstanding.

In June 2007, we entered into a $150.0 million committed syndicated credit agreement (the “Credit Agreement”) which expires in June 2010. Borrowings, if any, under this agreement are unsecured and incur interest at a rate per annum equal to, at our option, a designated base rate or the Eurodollar rate plus applicable margin. The agreement provides covenants, including, but not limited to, maintaining a certain level of equity and an RBC ratio in our primary property and casualty companies of at least 175% (based on the Industry Scale). We are in compliance with the covenants of this agreement; the lenders amended certain restrictions in order to permit us to complete the collateralized borrowing transaction with the FHLBB described above. We had no borrowings under this line of credit during 2009 and prior. Additionally, we had no commercial paper borrowings as of December 31, 2009 and we do not anticipate utilizing commercial paper in the near term.

On February 23, 2010, we issued $200.0 million aggregate principal amount of 7.5% senior unsecured notes due March 1, 2020. Net proceeds of the offering were approximately $197 million. We plan to use the net proceeds of the issuance for general corporate and working capital purposes, which may include repurchase of shares of our common stock, capital expenditures, possible acquisitions and any other general corporate purposes. The lenders under the Credit Agreement discussed above, waived the covenant of additional borrowing in order to permit us to complete this offering.

Our financing obligations generally include repayment of our Senior and Junior Debentures and operating lease payments. The following table represents our annual payments related to the principal payments of these financing obligations as of December 31, 2009 and operating lease payments reflect expected cash payments based upon lease terms. In addition, we also have included our estimated payments related to our loss and LAE obligations and our current expectation of payments to be made to support the obligations of our benefit plans. Actual payments may differ from the contractual and/or estimated payments in the table.

December 31, 2009 (In millions)	Maturity less than 1 year	Maturity 1-3 years	Maturity 4-5 years	Maturity in excess of 5 years	Total
Long-term debt (1)	$7.1	$15.5	$—	$412.1	$434.7
Interest associated with long-term debt (1)	31.3	61.8	59.6	374.1	526.8
Operating lease commitments (2)	12.8	19.4	12.4	—	44.6
Qualified pension plan funding obligations (3)	100.0	—	—	—	100.0
Non-qualified pension and post-retirement benefit obligations (4)	8.5	15.7	14.4	32.3	70.9
Investment commitments	—	18.2	—	—	—
Loss and LAE obligations (5)	938.1	894.4	394.6	925.0	3,152.1

(1)	Long-term debt includes our senior debentures due in 2025, which pay annual interest at a rate of 7 5/8%, and our junior subordinated debentures due in 2027, which pay cumulative dividends at an annual rate of 8.207%. Payments related to the principal amount for both of these agreements are expected to be made at the end of the respective debt agreements. We hold two additional junior subordinated debentures, of which one, in the principal amount of $3.1 million, pays cumulative dividends at an annual rate of 7.785% until 2010 and changes to LIBOR plus 3.625% through maturity in 2035. Payment related to the principal amount of this agreement is expected to be made in 2010; therefore, principal and interest associated with this obligation are reflected in the above table based upon this payment assumption. The other junior subordinated debentures, in the principal amount of $15.5 million, pay cumulative dividends at an annual rate of 8.37% on two-thirds of the securities, while dividend payments on one-third of the securities is based on the three-month LIBOR plus 3.70%. Payment related to the principal amount of this agreement is expected to be made in 2012; therefore, principal and interest associated with this obligation are reflected in the above table based upon this payment assumption. In addition, we have borrowings under a collateralized borrowing program which pays interest quarterly at a rate of 5.50% annually. Such borrowings are available for a twenty-year term or through September 25, 2029. Additionally, our debt includes our surplus notes due in 2034, which pay quarterly interest at a rate of the three month LIBOR plus 4.25%, subject to a maximum interest rate of 12.5% until May 24, 2010. Payment related to the principal amount of this agreement of $4.0 million is expected to be made in 2010, subject to the approval of the New York Department of Insurance; therefore, principal and interest associated with this obligation are reflected in the above table based upon this payment assumption.

(2)	Our insurance subsidiaries are lessees with a number of operating leases.

(3)	Qualified pension plan funding obligations represent a payment made in January 2010 which, using 2009 assumptions, would equate to full funding of the plan based upon estimation of plan liabilities at the time such contribution was made. Additional contributions may be required in the future based on the level of pension assets and liabilities in future periods. The ultimate payment amount is based on several assumptions, including, but not limited to, the rate of return on plan assets, the discount rate for benefit obligations, mortality experience, interest crediting rates and the ultimate valuation of benefit obligations. Differences between actual plan experience and our assumptions are likely and will likely result in changes to our funding obligations in future periods.

(4)	Non-qualified pension and postretirement benefit obligations reflect estimated payments to be made through plan year 2019 for pension, postretirement and postemployment benefits. Estimates of these payments and the payment patterns are based upon historical experience.

(5)	Unlike many other forms of contractual obligations, loss and LAE reserves do not have definitive due dates and the ultimate payment dates are subject to a number of variables and uncertainties. As a result, the total loss and LAE reserve payments to be made by period, as shown above, are estimates based principally on historical experience.

OTHER MATTERS

We have a qualified defined benefit pension plan and several non-qualified pension plans that were frozen as of January 1, 2005. Several factors and assumptions affect the amount of costs associated with the plans and contributions required to be provided to the trust for the qualified plan, including, among others, assumed long-term rates of return on plan assets.

To determine the expected long-term return on plan assets, we consider the historical mean returns by asset class for passive indexed strategies, as well as current and expected asset allocations and adjust for certain factors that we believe will have an impact on future returns. Actual returns on plan assets in any given year seldom result in the achievement of the expected rate of return on assets. Actual returns that are in excess of these expected returns will generally reduce the net actuarial losses (or increase actuarial gains) that are reflected in our accumulated other comprehensive income balance in shareholders’ equity, whereas actual returns on plan assets which are less than expected returns will generally increase our net actuarial losses (or decrease actuarial gains) that are reflected in accumulated other comprehensive income. These gains or losses are amortized into expense in future years.

        Expenses related to these plans are generally calculated based upon information available at the beginning of the plan year. Our pre-tax expense related to our defined benefit plans was $33.9 million and $0.1 million for 2009 and 2008, respectively. The assets held by the qualified benefit plan are subject to changing economic conditions (see Investment Portfolio on pages 55 to 61 of this Form 10-K). Actual returns of the plan investments generated approximately $70 million of income during 2009, whereas the market decline in 2008 resulted in negative returns of approximately $90 million of losses related to our qualified plan.

The benefit from the investment gains experienced in 2009 was partially offset by a decrease in the discount rate from prior year, and a decrease in the long-term return assumption to 7.50%. This net gain resulted in adjustments to our net actuarial gains in 2009 of approximately $48.5 million. This is reflected in our Accumulated Other Comprehensive Income. In 2008, we experienced significant investment losses, compounded by a long-term return assumption of 7.75%, which were partially offset by a slightly higher discount rate than that of the prior year. These net losses resulted in increased actuarial losses as of December 31, 2008 of approximately $128 million, which are reflected in our Accumulated Other Comprehensive Income. The change in these actuarial gains and losses is amortized in future years. Including the effect of our actual experience in 2009 and taking into consideration the $100 million contribution made January 4, 2010, pension related expenses in 2010 are expected to be significantly lower than our costs in 2009. Accordingly, we expect our pre-tax pension expense to decrease by approximately $21 million in 2010, from $33.9 million in 2009 to approximately $13 million in 2010.

During 2009, we contributed $45.2 million to the plan, of which approximately $32 million was in excess of the minimum contribution required by the Employee Retirement Income Security Act (“ERISA”). Subsequently, on January 4, 2010, and as discussed in “Liquidity and Capital Resources” on pages 69 to 72 of this Form 10-K, we made an additional discretionary contribution of $100 million. Based on current assumptions, this results in our qualified defined benefit plan being essentially fully funded as of the date of such contribution. Accordingly, we do not currently expect to make significant additional contributions to the plan in order to maintain appropriate funding levels in the near term. However, the ultimate payment amount is based on several assumptions, including, but not limited to, the rate of return on plan assets, the discount rate for benefit obligations, mortality experience, interest crediting rates and the ultimate valuation and determination of benefit obligations. Since differences between actual plan experience and our assumptions are likely, changes to our funding obligations in future periods are possible.

OFF-BALANCE SHEET ARRANGEMENTS

We currently do not have any material off-balance sheet arrangements that are reasonably likely to have an effect on our financial position, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources.

CONTINGENCIES AND REGULATORY MATTERS

LITIGATION AND CERTAIN REGULATORY MATTERS

Durand Litigation

On March 12, 2007, a putative class action suit captioned Jennifer A. Durand v. The Hanover Insurance Group, Inc., The Allmerica Financial Cash Balance Pension Plan was filed in the United States District Court for the Western District of Kentucky. The named plaintiff, a former employee who received a lump sum distribution from our Cash Balance Plan (the “Plan”) at or about the time of her termination, claims that she and others similarly situated did not receive the appropriate lump sum distribution because in computing the lump sum, we understated the accrued benefit in the calculation. We filed a motion to dismiss on the basis that the plaintiff failed to exhaust administrative remedies, which motion was granted without prejudice in a decision dated November 7, 2007. This decision was reversed by an order dated March 24, 2009 issued by the United States Court of Appeals for the Sixth Circuit, and the case was remanded to the district court.

The plaintiff filed an Amended Complaint on December 11, 2009. In response, we filed a Motion to Dismiss on January 30, 2010. In addition to the pending calculation of the lump sum distribution claim, the Amended Complaint includes: (a) a claim that the Plan failed to calculate participants’ account balances properly because interest credits were based solely upon the performance of each participant’s selection from among various hypothetical investment options (as the Plan provided) rather than crediting the greater of that performance or the 30 year Treasury rate; (b) a claim that the 2004 Plan amendment, which changed interest crediting for all participants from the performance of participant’s investment selections to the 30 year Treasury rate, reduced benefits in violation of ERISA for participants who had account balances as of the amendment date by not continuing to provide them performance-based interest crediting on those balances; and (c) claims for breach of fiduciary duty and ERISA notice requirements for not properly informing participants of the various interest crediting and lump sum distribution matters of which plaintiffs complain. In our judgment, the outcome is not expected to be material to our financial position, although it could have a material effect on the results of operations for a particular quarter or annual period and on the funding of the Plan.

Hurricane Katrina Litigation

We have been named as a defendant in various litigation, including putative class actions, relating to disputes arising from damages which occurred as a result of Hurricane Katrina in 2005. As of December 31, 2009, there were approximately 60 such cases. These cases have been filed in both Louisiana state courts and federal district courts.

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

On March 5, 2009, the court issued an Order granting in part and denying in part a Motion to Dismiss filed by defendants. The court dismissed all claims for bad faith and breach of fiduciary duty and all claims for flood damages under policies with flood exclusions or asserted under the Valued Policy Law, but rejected the insurers’ arguments that the purported assignments from individual claimants to the state were barred by anti-assignment provisions in the insurers’ policies. On April 16, 2009, the court denied a Motion for Reconsideration of its ruling regarding the anti-assignment provisions, but certified the issue as ripe for immediate appeal. On April 30, 2009, defendants filed a Petition for Permission to Appeal to the United States Court of Appeals for the Fifth Circuit, which was granted. Defendants’ appeal is currently pending.

We have established our loss and LAE reserves on the assumption that we will not have any liability under the “Road Home” or similar litigation, and that we will otherwise prevail in litigation as to the cause of certain large losses and not incur extra contractual or punitive damages.

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

In February 2009, the Governor of Michigan called upon every automobile insurer operating in the state to freeze personal automobile insurance rates for 12 months to allow time for the legislature to enact comprehensive automobile insurance reform. In addition, she endorsed a number of proposals by her appointed Automobile and Home Insurance Consumer Advocate which would, among other things, change the current rate approval process from the current “file and use” system to “prior approval”, mandate “affordable” rates, eliminate territorial ratings, reduce the threshold for lawsuits to be filed in “at fault” incidents, and prohibit the use of certain underwriting criteria such as credit-based insurance scores. The Michigan legislature is currently considering these and other proposals, including one to require insurance companies to offer “low cost” personal automobile prices. The Office of Financial and Insurance Regulation (“OFIR”) had previously issued regulations prohibiting the use of credit scores to rate personal lines insurance policies, which regulations are the subject of litigation being reviewed by the Michigan Supreme Court. Oral arguments were held before the Supreme Court on October 7, 2009. Pending a determination by the Michigan Supreme Court, OFIR is enjoined from disapproving rates on the basis that they are based in part on credit-based insurance scores. On November 9, 2009, the Michigan Board of Canvassers issued preliminary approval allowing proponents to begin collecting signatures as the first step in placing a ballot initiative in front of voters in November 2010. The proposed ballot question would require a number of changes for the property and casualty market, including, subject to certain limitations, the rollback of rates by up to 20% for all lines with the exception of workers’ compensation and surety, and an additional 20% rollback of personal automobile rates for “good drivers”. Proponents must present over 300,000 valid signatures by late May 2010. At this time, we are unable to predict the likelihood of adoption or impact on our business of any such proposals or regulations, but any such restrictions could have an adverse effect on our results of operations.

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

The following tables provide information about our property and casualty companies and debt ratings at December 31, 2007, 2008 and 2009.

A.M. Best’s Ratings

End of Year Rating	December 2007	December 2008	December 2009
Financial Strength Ratings

Property and Casualty Companies	A- (Excellent) with positive outlook	A- (Excellent) with positive outlook	A (Excellent) with stable outlook

Debt Ratings

Senior Debt	bbb- (Adequate) with positive outlook	bbb- (Adequate) with positive outlook	bbb (Adequate) with stable outlook

Capital Securities through July 2009 (Junior Debentures since July 2009)	bb (Speculative) with positive outlook	bb (Speculative) with positive outlook	bb+ (Speculative) with stable outlook

Standard & Poor’s Ratings
Financial Strength Ratings

Property and Casualty Companies	BBB+ (Good) with positive outlook	A- (Strong) with stable outlook	A- (Strong) with stable outlook

Debt Ratings

Senior Debt	BB+ (Speculative) with positive outlook	BBB- (Adequate) with stable outlook	BBB- (Adequate) with stable outlook

Capital Securities through July 2009 (Junior Debentures since July 2009)	B+ (Speculative) with positive outlook	BB- (Speculative) with stable outlook	BB- (Speculative) with stable outlook

Moody’s Ratings

Financial Strength Ratings

Property and Casualty Companies	Baa1 (Adequate) with positive outlook	A3 (Good) with stable outlook	A3 (Good) with stable outlook

Debt Ratings

Senior Debt	Ba1 (Speculative) with positive outlook	Baa3 (Moderate) with stable outlook	Baa3 (Moderate) with stable outlook

Capital Securities through July 2009 (Junior Debentures since July 2009)	Ba2 (Speculative) with positive outlook	Ba1 (Speculative) with stable outlook	Ba1 (Speculative) with stable outlook

Short-term Debt	NP (Not Prime)	Prime-3 (Acceptable)	Prime-3 (Acceptable)

Fitch Ratings
Financial Strength Ratings

Property and Casualty Companies	Not Rated	Not Rated	A- (Strong) with stable outlook

Debt Ratings

Senior Debt	Not Rated	Not Rated	BBB- (Good) with stable outlook

Capital Securities through July 2009 (Junior Debentures since July 2009)	Not Rated	Not Rated	BB (Speculative) with stable outlook

RECENT DEVELOPMENTS

In January 2010, we announced that we entered into a definitive agreement through which we will acquire, subject to regulatory approvals, Campania, which specializes in insurance solutions for the healthcare professionals industry, including durable medical equipment suppliers, behavioral health specialists, eldercare providers, and podiatrists.

Also, in January 2010, we made a discretionary contribution of $100 million to the defined benefit qualified pension plan. As a result of this contribution, the plan is essentially fully funded. Based upon the current estimates of liabilities, certain assumptions regarding investment returns and other factors, we expect that significant cash contributions will not be required for this plan in the next several years.

In January 2010, we also announced plans to reduce our total writings of homeowners policies in the state of Louisiana, subject to various regulatory and other considerations. Depending on how we ultimately proceed, over the next 18-24 months, we expect to non-renew between 50% to 100% of our total homeowners policies in Louisiana, which accounted for approximately $25 million in net written premium in 2009. Any such action could also adversely affect other business written in that state.

In February 2010, we issued $200 million aggregate principal amount of 7.50% senior unsecured notes due March 1, 2020. These senior debentures are subject to certain restrictive covenants, including limitations on our ability to incur, issue, assume or guarantee certain secured indebtedness; and the issuance or disposition of capital stock of restricted subsidiaries.

On February 26, 2010, our Board of Directors authorized a $100 million increase to our existing common stock repurchase program. This increase was in addition to two previous increases of $100 million each, approved on December 8, 2009 and September 24, 2009. As a result of these most recent increases, the program provides for aggregate repurchases of up to $400 million of our common stock. Additionally, on February 26, 2010, the Board of Directors declared a quarterly dividend of $0.25 per share to shareholders of record on March 8, 2010, payable on March 22, 2010.

RISKS AND FORWARD-LOOKING STATEMENTS

Management’s Discussion and Analysis contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. For a discussion of indicators of forward-looking statements and specific important factors that could cause actual results to differ materially from those contained in forward-looking statements, see Part I – Item 1A on pages 16 to 27 of this Annual Report of Form 10-K for the fiscal year ended December 31, 2009. This Management’s Discussion and Analysis should be read and interpreted in light of such factors.

GLOSSARY OF SELECTED INSURANCE TERMS

Account rounding – The conversion of single policy customers to accounts with multiple policies and/or additional coverages.

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

Multivariate product – An insurance product, the pricing for which is based upon the magnitude of, and correlation between, multiple rating factors. In practical application, the term refers to the foundational analytics and methods applied to the product construct. Our Connections Auto product is an example of a multivariate product.

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

Risk based capital (“RBC”) – A method of measuring the minimum amount of capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The RBC ratio for regulatory purposes is calculated as total adjusted capital divided by required risk based capital. Total adjusted capital for property and casualty companies is capital and surplus, adjusted for the non-tabular reserve discount applicable to our assumed discontinued accident and health business. The Company Action Level is the first level at which regulatory involvement is specified based upon the level of capital. Regulators may take action for reasons other than triggering various RBC action levels. The various action levels are summarized as follows:

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

Specialty Lines – A major component of our Other Commercial Lines. There is no accepted industry definition of “specialty lines”, but for our purpose specialty lines consist of products such as inland and ocean marine, bond business, specialty property, professional liability, management liability and various other program business.

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

ITEM 7A–QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to “Market Risk and Risk Management Policies” on pages 61 to 63 of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K.

ITEM 8–FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Hanover Insurance Group, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of The Hanover Insurance Group, Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for other-than-temporary impairments of debt securities in 2009 and the manner in which it accounts for uncertain tax positions in 2007.

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

PricewaterhouseCoopers LLP

Boston, Massachusetts

February 26, 2010

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31	2009	2008	2007
(In millions, except per share data)
Revenues
Premiums	$2,546.4	$2,484.9	$2,372.0
Net investment income	252.1	258.7	247.0
Net realized investment gains (losses):
Total other-than-temporary impairment losses on securities	(42.2)	(113.1)	(3.6)
Portion of loss recognized in other comprehensive income	9.3	—	—

Net other–than–temporary impairment losses on securities recognized in earnings	(32.9)	(113.1)	(3.6)
Net realized gains from sales and other	34.3	15.3	2.7

Total net realized investment gains (losses)	1.4	(97.8)	(0.9)
Fees and other income	34.2	34.6	56.0

Total revenues	2,834.1	2,680.4	2,674.1

Losses and expenses
Losses and loss adjustment expenses	1,639.2	1,626.2	1,457.4
Policy acquisition expenses	581.3	556.2	523.6
Gain from retirement of corporate debt	(34.5)	—	—
Other operating expenses	377.2	333.6	351.6

Total losses and expenses	2,563.2	2,516.0	2,332.6

Income before federal income taxes	270.9	164.4	341.5

Federal income tax expense
Current	51.2	17.5	30.1
Deferred	31.9	62.4	83.1

Total federal income tax expense	83.1	79.9	113.2

Income from continuing operations	187.8	84.5	228.3
Discontinued operations (Note 2):
Gain (loss) from discontinued FAFLIC business (net of income tax (expense) benefit of $(0.9) , $(4.6) and $4.0 in 2009, 2008 and 2007), including gain (loss) on disposal of $7.1 and $(77.3) in 2009 and 2008	7.1	(84.8)	10.9
Income from operations of discontinued variable life insurance and annuity business (net of income tax benefit of $2.9 and $12.8 in 2008 and 2007) including gain on disposal of $4.9 , $8.7 and $7.9 in 2009, 2008 and 2007	4.9	11.3	13.1
Loss from discontinued accident and health business (net of income tax expense of $0.4 in 2009)	(2.6)	—	—
Income from the operations of AMGRO (net of tax benefit of $1.3 in 2008), including gain on disposal of $11.1 in 2008	—	10.1	—
Other discontinued operations	—	(0.5)	0.8

Net income	$197.2	$20.6	$253.1

Continued on next page

CONSOLIDATED STATEMENTS OF INCOME (Continued)

FOR THE YEARS ENDED DECEMBER 31	2009	2008	2007
Earnings per common share:
Basic:
Income from continuing operations	$3.71	$1.65	$4.42
Discontinued operations:
Gain (loss) from operations of discontinued FAFLIC business (net of income tax (expense) benefit of $(0.02), $(0.09), $0.08 in 2009, 2008 and 2007), including gain (loss) on disposal of $0.14 and $(1.51) in 2009 and 2008	0.14	(1.66)	0.21
Income from operations of discontinued variable life insurance and annuity business (net of income tax benefit of $0.06 and $0.25 in 2008 and 2007), including gain on disposal of $0.10, $0.17 and $0.15 in 2009, 2008 and 2007	0.10	0.22	0.25
Loss from discontinued accident and health business (net of income tax expense of $0.01 in 2009)	(0.05)	—	—
Income from the operations of AMGRO (net of tax benefit of $0.02 in 2008), including gain on disposal of $0.22 in 2008	—	0.20	—
Other discontinued operations	—	(0.01)	0.02

Net income per share	3.90	0.40	4.90

Weighted average shares outstanding	50.6	51.3	51.7

Diluted:
Income from continuing operations	$3.68	$1.63	$4.36
Discontinued operations:
Gain (loss) from operations of discontinued FAFLIC business (net of income tax (expense) benefit of $(0.02), $(0.09), $0.08 in 2009, 2008 and 2007), including gain (loss) on disposal of $0.14 and $(1.49) in 2009 and 2008	0.14	(1.64)	0.21
Income from operations of discontinued variable life insurance and annuity business (net of income tax benefit of $0.05 and $0.24 in 2008 and 2007), including gain on disposal of $0.09, $0.17, $0.15 in 2009, 2008 and 2007	0.09	0.22	0.25
Loss from discontinued accident and health business (net of income tax expense of $0.01 in 2009)	(0.05)	—	—
Income from the operations of AMGRO (net of tax benefit of $0.02 in 2008), including gain on disposal of $0.21 in 2008	—	0.20	—
Other discontinued operations	—	(0.01)	0.01

Net income per share	$3.86	$0.40	$4.83

Weighted average shares outstanding	51.1	51.7	52.4

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31	2009	2008
(In millions, except share data)
Assets
Investments:
Fixed maturities at fair value (amortized cost of $4,520.3 and $4,382.0)	$4,615.6	$4,140.9
Equity securities at fair value (cost of $57.3 and $97.6)	69.2	76.2
Mortgage loans	14.1	31.1
Other long-term investments	18.2	18.4

Total investments	4,717.1	4,266.6

Cash and cash equivalents	316.5	397.7
Accrued investment income	52.3	52.3
Premiums, accounts and notes receivable, net	590.8	578.5
Reinsurance receivable on paid and unpaid losses, benefits and unearned premiums	1,197.9	1,129.6
Deferred policy acquisition costs	286.3	264.8
Deferred federal income taxes	228.6	285.6
Goodwill	171.4	169.9
Other assets	351.2	315.7
Assets of discontinued operations	130.6	1,769.5

Total assets	$8,042.7	$9,230.2

Liabilities
Policy liabilities and accruals:
Losses and loss adjustment expenses	$3,153.9	$3,203.1
Unearned premiums	1,300.5	1,246.3

Total policy liabilities and accruals	4,454.4	4,449.4

Expenses and taxes payable	603.2	622.3
Reinsurance premiums payable	58.5	61.3
Long-term debt	433.9	531.4
Liabilities of discontinued operations	134.1	1,678.6

Total liabilities	5,684.1	7,343.0

Commitments and contingencies (Notes 16 and 20)

Shareholders’ Equity
Preferred stock, $0.01 par value, 20.0 million shares authorized, none issued	—	—
Common stock, $0.01 par value, 300.0 million shares authorized, 60.5 million shares issued	0.6	0.6
Additional paid-in capital	1,808.5	1,803.8
Accumulated other comprehensive income (loss)	28.8	(384.8)
Retained earnings	1,141.1	949.8
Treasury stock at cost (13.0 million and 9.6 million shares)	(620.4)	(482.2)

Total shareholders’ equity	2,358.6	1,887.2

Total liabilities and shareholders’ equity	$8,042.7	$9,230.2

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31	2009	2008	2007
(In millions)
Preferred Stock
Balance at beginning and end of year	$—	$—	$—

Common Stock
Balance at beginning and end of year	0.6	0.6	0.6

Additional Paid-in Capital
Balance at beginning of year	1,803.8	1,822.6	1,814.3
Tax benefit from stock options and other	—	0.6	2.5
Employee and director stock-based awards	4.7	(19.4)	5.8

Balance at end of year	1,808.5	1,803.8	1,822.6

Accumulated Other Comprehensive Income (Loss)
Net Unrealized Appreciation (Depreciation) on Investments and Derivative Instruments:
Balance at beginning of year	(276.1)	5.5	(9.0)
Cumulative effect of change in accounting principle	(33.3)	—	—

Balance at beginning of year, as adjusted	(309.4)	5.5	(9.0)
Net appreciation (depreciation) during the period:
Net appreciation (depreciation) on available-for-sale securities and derivative instruments	415.8	(284.3)	16.7
Benefit (provision) for deferred federal income taxes	1.3	2.7	(2.2)

	417.1	(281.6)	14.5

Balance at end of year	107.7	(276.1)	5.5

Defined Benefit Pension and Postretirement Plans:
Balance at beginning of year	(108.7)	(25.9)	(30.9)
Amounts arising in the period	26.0	(123.8)	0.2
Amortization during the period:
Amount recognized as net periodic benefit cost	19.8	(3.6)	7.4
(Provision) benefit for deferred federal income taxes	(16.0)	44.6	(2.6)

	29.8	(82.8)	5.0

Balance at end of year	(78.9)	(108.7)	(25.9)

Total accumulated other comprehensive income (loss)	28.8	(384.8)	(20.4)

Retained Earnings
Balance at beginning of year, before cumulative effect of accounting change, net of tax	949.8	946.9	712.0
Cumulative effect of accounting change, net of tax	33.3	—	11.5

Balance at beginning of year, as adjusted	983.1	946.9	723.5
Net income	197.2	20.6	253.1
Dividends to shareholders	(37.5)	(23.0)	(20.8)
Treasury stock issued for less than cost and other	(5.3)	(9.7)	(13.7)
Recognition of share-based compensation	3.6	15.0	4.8

Balance at end of year	1,141.1	949.8	946.9

Treasury Stock
Balance at beginning of year	(482.2)	(450.7)	(487.8)
Shares purchased at cost	(148.1)	(58.5)	(1.6)
Net shares reissued at cost under employee stock-based compensation plans	9.9	27.0	38.7

Balance at end of year	(620.4)	(482.2)	(450.7)

Total shareholders’ equity	$2,358.6	$1,887.2	$2,299.0

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31	2009	2008	2007
(In millions)
Net income	$197.2	$20.6	$253.1
Other comprehensive income (loss):
Available-for-sale securities:
Net appreciation (depreciation) during the period	423.1	(284.9)	16.9
Portion of other-than-temporary impairment losses recognized in other comprehensive income	(7.3)	-	-
Benefit (provision) for deferred federal income taxes	1.3	2.9	(2.3)

Total available-for-sale securities	417.1	(282.0)	14.6

Derivative instruments:
Net appreciation (depreciation) during the period	-	0.6	(0.2)
(Provision) benefit for deferred federal income taxes	-	(0.2)	0.1

Total derivative instruments	-	0.4	(0.1)

	417.1	(281.6)	14.5

Pension and postretirement benefits:
Amounts arising in the period:
Net actuarial gain (loss)	21.5	(126.9)	(19.7)
Prior service cost	4.5	3.1	19.9

Total amounts arising in the period	26.0	(123.8)	0.2
Amortization recognized as net periodic benefit costs:
Net actuarial loss	27.2	3.0	12.4
Prior service cost	(5.8)	(4.9)	(3.3)
Transition asset	(1.6)	(1.7)	(1.7)

Total amortization recognized as net periodic pension and postretirement cost (benefit)	19.8	(3.6)	7.4

Increase (decrease) in pension and postretirement benefit costs	45.8	(127.4)	7.6
(Provision ) benefit for deferred federal income taxes	(16.0)	44.6	(2.6)

Total pension and postretirement benefits	29.8	(82.8)	5.0

Other comprehensive income (loss)	446.9	(364.4)	19.5

Comprehensive income (loss)	$644.1	$(343.8)	$272.6

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31	2009	2008	2007
(In millions)
Cash Flows From Operating Activities
Net income	$197.2	$20.6	$253.1
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposal of variable life insurance and annuity business	(4.9)	(11.3)	(7.9)
(Gain) loss on sale of FAFLIC	(7.1)	77.3	—
Gain on sale of AMGRO, Inc.	—	(11.1)	—
Loss (gain) from other discontinued operations	—	0.5	(0.8)
Gain from retirement of corporate debt	(34.5)	—	—
Net realized investment losses (gains)	1.8	112.2	(1.5)
Net amortization and depreciation	11.8	15.1	18.9
Stock-based compensation expense	11.7	11.6	15.5
Amortization of deferred benefit plan costs	19.8	(3.6)	2.8
Deferred federal income taxes	31.9	53.7	88.4
Change in deferred acquisition costs	(21.5)	(10.5)	(16.1)
Change in premiums and notes receivable, net of reinsurance premiums payable	(14.1)	75.0	(39.1)
Change in accrued investment income	—	3.1	0.3
Change in policy liabilities and accruals	9.9	(156.8)	(91.7)
Change in reinsurance receivable	(58.3)	116.7	(8.3)
Change in expenses and taxes payable	(44.6)	(103.2)	(141.1)
Other, net	(7.5)	20.2	0.8

Net cash provided by operating activities	91.6	209.5	73.3

Cash Flows From Investing Activities
Proceeds from disposals and maturities of available-for-sale fixed maturities	2,162.3	1,114.1	1,174.2
Proceeds from disposals of equity securities and other investments	70.9	11.9	23.7
Proceeds from mortgages matured or collected	17.4	10.2	15.9
Proceeds from collections of installment finance and notes receivable	—	192.3	453.5
Proceeds from the sale of FAFLIC	105.8	—	—
Cash transferred with sale of FAFLIC	(108.1)	—	—
Net proceeds from sale of AMGRO, Inc.	—	1.0	—
Proceeds from sale of variable life insurance and annuity business, net	—	13.3	12.7
Purchase of available-for-sale fixed maturities	(2,345.8)	(828.2)	(1,227.1)
Purchase of equity securities and other investments	(44.5)	(22.9)	(34.3)
Cash transferred for the OneBeacon transaction	(23.3)	—	—
Net cash used to acquire Professionals Direct, Inc.	—	—	(16.9)
Net cash used to acquire Verlan Holdings, Inc.	—	(26.4)	—
Net cash used to acquire AIX Holdings, Inc.	1.5	(87.7)	—
Capital expenditures	(10.4)	(9.5)	(9.5)
Net (payments) receipts related to swap agreements	—	(0.3)	0.3
Disbursements to fund installment finance and notes receivable	—	(178.6)	(464.8)

Net cash (used in) provided by investing activities	(174.2)	189.2	(72.3)

Cash Flows From Financing Activities
Withdrawals from contractholder deposit funds and trust instruments supported by funding obligations	—	(21.0)	—
Exercise of options	3.1	8.2	23.8
Proceeds from excess tax benefits related to share-based payments	0.1	0.3	1.3
Change in collateral related to securities lending program	53.1	(50.6)	(101.0)
Proceeds from long-term debt borrowing	125.0	—	—
Repurchase of long-term debt	(125.9)	—	—
Dividends paid to shareholders	(37.5)	(23.0)	(20.8)
Treasury stock purchased at cost	(148.1)	(58.5)	(1.6)

Net cash used in financing activities	(130.2)	(144.6)	(98.3)

Net change in cash and cash equivalents	(212.8)	254.1	(97.3)
Net change in cash related to discontinued operations	131.6	(67.0)	(8.3)
Cash and cash equivalents, beginning of year	397.7	210.6	316.2

Cash and cash equivalents, end of year	$316.5	$397.7	$210.6

Supplemental Cash Flow information
Interest payments	$35.5	$40.9	$40.8
Income tax net payments	$47.9	$36.5	$61.4

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Basis of Presentation and Principles of Consolidation

The consolidated financial statements of The Hanover Insurance Group, Inc. (“THG” or the “Company”), include the accounts of The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America (“Citizens”), THG’s principal property and casualty companies; and certain other insurance and non-insurance subsidiaries. These legal entities conduct their operations through several business segments as discussed in Note 15. All significant intercompany accounts and transactions have been eliminated. The Company’s results of operations also included the results of First Allmerica Financial Life Insurance Company (“FAFLIC”) through December 31, 2008. On January 2, 2009, the Company sold FAFLIC to Commonwealth Annuity and Life Insurance Company (“Commonwealth Annuity”), a subsidiary of the Goldman Sachs Group, Inc. (“Goldman Sachs”). Accordingly, the FAFLIC business was classified as a discontinued operation in accordance with ASC 205, Presentation of Financial Statements - Discontinued Operations (“ASC 205”) (formerly included under Statement of Financial Accounting Standards No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets). FAFLIC’s accounts have been classified as assets and liabilities of discontinued operations in the consolidated Balance Sheets (See Note 2 – Discontinued Operations). The results of operations for FAFLIC are reported as discontinued operations and prior periods in the Consolidated Statements of Income have been reclassified to conform to this presentation. Except as noted in Item Q below, the following discussion reflects the significant accounting policies for the ongoing operations. Significant accounting policies for the discontinued operations are included in Item Q below.

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

B. Valuation of Investments

In accordance with the provisions of ASC 320, Investments – Debt and Equity Securities (“ASC 320”), (formerly included under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities), the Company is required to classify its investments into one of three categories: held-to-maturity, available-for-sale or trading. The Company determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such designation as of each balance sheet date.

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

Mortgage loans on real estate are carried at unpaid principal balances, net of unamortized discounts and premiums, and reserves. Reserves on mortgage loans are based on losses expected by the Company to be realized on transfers of mortgage loans to real estate (upon foreclosure), on the disposition or settlement of mortgage loans and on mortgage loans which the Company believes may not be collectible in full. In establishing reserves, the Company considers, among other things, the estimated fair value of the underlying collateral.

Fixed maturities and mortgage loans that are delinquent are placed on non-accrual status, and thereafter interest income is recognized only when cash payments are received.

Policy loans, which are included in assets of discontinued operations in prior years, are carried principally at unpaid principal balances.

        Realized investment gains and losses are reported as a component of revenues based upon specific identification of the investment assets sold. When an other-than-temporary decline in value of a specific investment is deemed to have occurred, and a change to earnings is required, the Company recognizes a realized investment loss. The Company reviews all investments in an unrealized loss position to identify other-than-temporary declines in value. On April 1, 2009, the Company adopted accounting guidance which modified the assessment of other-than-temporary impairments (“OTTI”) on debt securities, as well as the method of recording and reporting other-than-temporary impairments. When it is determined that a decline in value of an equity security is other-than-temporary, the Company reduces the cost basis of the security to fair value with a corresponding charge to earnings. When an other-than-temporary decline in value of a debt security is deemed to have occurred, the Company must assess whether it intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis. If the debt security meets either of these two criteria, an other-than-temporary impairment is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the impairment measurement date. If the Company does not intend to sell the debt security and it is not more likely than not the Company will be required to sell the security before recovery of its amortized cost basis, the credit loss portion of an other-than-temporary impairment is recorded through earnings while the portion attributable to all other factors is recorded separately as a component of other comprehensive income. The amount of the other-than-temporary impairment that relates to credit is estimated by comparing the amortized cost of the fixed maturity security with the net present value of the fixed maturity security’s projected future cash flows, discounted at the effective interest rate implicit in the investment prior to impairment. The non-credit portion of the impairment is equal to the difference between the fair value and the net present value of the fixed maturity security at the impairment measurement date. Once an OTTI has been recognized, the new amortized cost basis of the security is equal to the previous amortized cost less the amount of OTTI recognized in earnings. Prior to the adoption of this guidance on April 1, 2009, an other-than-temporary impairment recognized in earnings for fixed maturity securities was equal to the difference between amortized cost and fair value at the time of impairment. Changes in the reserves for mortgage loans are included in realized investment gains or losses.

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

F. Reinsurance Recoverables

The Company shares certain insurance risks it has underwritten, through the use of reinsurance contracts, with various insurance entities. Reinsurance accounting is followed for ceded transactions when the risk transfer provisions of ASC 944, Financial Services – Insurance (“ASC 944”) (formerly included under Statement of Financial Accounting Standards No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts), have been met. As a result, when the Company experiences loss or claims events that are subject to a reinsurance contract, reinsurance recoverables are recorded. The amount of the reinsurance recoverable can vary based on the terms of the reinsurance contract, the size of the individual loss or claim, or the aggregate amount of all losses or claims in a particular line or book of business or an aggregate amount associated with a particular accident year. The valuation of losses or claims recoverable depends on whether the underlying loss or claim is a reported loss or claim, or an incurred but not reported loss. For reported losses and claims, the Company values reinsurance recoverables at the time the underlying loss or claim is recognized, in accordance with contract terms. For incurred but not reported losses, the Company estimates the amount of reinsurance recoverables based on the terms of the reinsurance contracts and historical reinsurance recovery information and applies that information to the gross loss reserve. The reinsurance recoverables are based on what the Company believes are reasonable estimates and the balance is disclosed separately in the financial statements. However, the ultimate amount of the reinsurance recoverable is not known until all losses and claims are settled.

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

H. Goodwill

In accordance with the provisions of ASC 350, Intangibles – Goodwill and Other (“ASC 350”) (formerly Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets), the Company carries its goodwill at amortized cost, net of impairments. The Company’s goodwill relates to its property and casualty business. Increases to goodwill are generated through acquisition and represent the excess of the cost of an acquisition over the fair value of the assets and liabilities acquired, including any intangible assets acquired. On November 28, 2008, the Company completed its acquisition of AIX Holdings, Inc. (“AIX”), and recorded $39.5 million in goodwill for the acquisition. On March 14, 2008, the Company completed its acquisition of Verlan Holdings, Inc., (“Verlan”) and recorded $5.6 million in goodwill for the acquisition. The Company tests for the recoverability of goodwill annually or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company recognizes impairment losses only to the extent that the carrying amounts of reporting units with goodwill exceed the fair value. The amount of the impairment loss that is recognized is determined based upon the excess of the carrying value of goodwill compared to the implied fair value of the goodwill, as determined with respect to all assets and liabilities of the reporting unit. The Company has performed its annual review of goodwill for impairment in the fourth quarters of 2009, 2008 and 2007 with no impairments recognized.

I. Liabilities for Losses, LAE and Unearned Premiums

Liabilities for outstanding claims, losses and loss adjustment expenses (“LAE”) are estimates of payments to be made on property and casualty contracts for reported losses and LAE and estimates of losses and LAE incurred but not reported. These liabilities are determined using case basis evaluations and statistical analyses of historical loss patterns and represent estimates of the ultimate cost of all losses incurred but not paid. These estimates are continually reviewed and adjusted as necessary; adjustments for our property and casualty business are reflected in current operations. Estimated amounts of salvage and subrogation on unpaid property and casualty losses are deducted from the liability for unpaid claims.

Premiums for property and casualty insurance are reported as earned on a pro-rata basis over the contract period. The unexpired portion of these premiums is recorded as unearned premiums.

All losses, LAE and unearned premium liabilities are based on the various estimates discussed above. Although the adequacy of these amounts cannot be assured, the Company believes that it is more likely than not that these liabilities and accruals will be sufficient to meet future obligations of policies in force. The amount of liabilities and accruals, however, could be revised in the near-term if the estimates discussed above are revised.

J. Junior Subordinated Debentures

The Company established a business trust in 1997, AFC Capital Trust I (the “Trust”), for the sole purpose of issuing mandatorily redeemable preferred securities to investors. Through AFC Capital Trust I, the Company issued $300.0 million of Series B Capital Securities (“Capital Securities”), which were registered under the Securities Act of 1933, the proceeds of which were used to purchase related junior subordinated debentures from the holding company. The Company liquidated the Trust on July 30, 2009. Each holder of Capital Securities as of that date received a principal amount of the Company’s Series B 8.207% Junior Subordinated Deferrable Interest Debentures (“Junior Debentures”) due February 3, 2027 equal to the liquidation amount of the Capital Securities held by such holder.

On June 29, 2009, prior to liquidating the Trust, the Company completed a cash tender offer to repurchase a portion of its Capital Securities that were issued by the Trust. As of that date, $69.3 million of Capital Securities were tendered. Separately, the Company held $65.0 million of Capital Securities previously repurchased at a discount in the open market. As of December 31, 2009, a principal amount of $165.7 million of Junior Debentures remained outstanding.

On November 28, 2008, the Company acquired all of the outstanding shares of AIX (See also Note 3 – Other Significant Transactions). Prior to this acquisition, AIX Group Trust, now an unconsolidated subsidiary of THG, issued $15.0 million floating rate preferred capital securities and $0.5 million floating rate preferred common securities. The proceeds were used to purchase $15.5 million floating rate subordinated debentures issued by AIX. Coincident with the issuances, AIX issued $0.5 million of the floating rate subordinate debentures to purchase all of the common stock of AIX Group Trust. The Company carries the debt issued by this trust as a component of its long-term debt.

On September 14, 2007, the Company acquired all of the outstanding shares of Professionals Direct, Inc. (“PDI”) (See also Note 3 – Other Significant Transactions). Prior to this acquisition, Professionals Direct Statutory Trust II, now an unconsolidated subsidiary of THG, issued $3.0 million of preferred securities in 2005, the proceeds of which were used to purchase junior subordinated debentures issued by PDI. Coincident with the issuance of the preferred securities, PDI issued $0.1 million of junior subordinated debentures to purchase all of the common stock of Professionals Direct Statutory Trust II.

K. Premium, Fee Revenue and Related Expenses

Property and casualty insurance premiums are recognized as revenue over the related contract periods. Losses and related expenses are matched with premiums, resulting in their recognition over the lives of the contracts. This matching is accomplished through estimated and unpaid losses and amortization of deferred policy acquisition costs.

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

Deferred income taxes are generally recognized when assets and liabilities have different values for financial statement and tax reporting purposes, and for other temporary taxable and deductible differences as defined by ASC 740, Income Taxes (“ASC 740) (formerly Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes). These differences result primarily from capital loss carryforwards, insurance reserves, tax credit carryforwards, depreciation of THG’s investment portfolio, policy acquisition expenses and employee benefit plans. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that all or some portion of the deferred tax assets will not be realized. Changes in valuation allowances are generally reflected in federal income tax expense or as an adjustment to Other Comprehensive Income (Loss) depending on the nature of the item for which the valuation allowance is being recorded.

Uncertain tax position guidance requires companies to recognize the tax benefits of uncertain tax positions only when the position is more likely than not to be sustained upon examination by tax authorities. The Company implemented this guidance as of January 1, 2007 which resulted in an increase to shareholders’ equity of $11.5 million.

M. New Accounting Pronouncements

Recently Implemented Standards

Accounting Standards Codification (“ASC”) 105, Generally Accepted Accounting Principles (“ASC 105”) (formerly Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162) reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board (“FASB”) into a single source of authoritative generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities. All guidance contained in the ASC carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed “non-authoritative”. ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the guidance included in ASC 105 as of July 1, 2009. The implementation of this guidance changed the Company’s references to GAAP authoritative guidance but did not impact the Company’s financial position or results of operations.

As of April 1, 2009, the Company adopted the guidance included in ASC 320, which modifies the assessment of OTTI for fixed maturity securities, as well as the method of recording and reporting OTTI. Under the new guidance, if a company intends to sell or more likely than not will be required to sell a fixed maturity security before recovery of its amortized cost basis, the amortized cost of the security is reduced to its fair value, with a corresponding charge to earnings. If a company does not intend to sell the fixed maturity security, or more likely than not will not be required to sell it, the company is required to separate the other-than-temporary impairment into the portion which represents the credit loss and the amount related to all other factors. The amount of the estimated loss attributable to credit is recognized in earnings and the amount related to non-credit factors is recognized in other comprehensive income, net of applicable taxes. A cumulative effect adjustment was recognized by the Company upon adoption of this guidance to reclassify the non-credit component of previously recognized impairments from retained earnings to other comprehensive income. The Company increased the amortized cost basis of these fixed maturity securities and recorded a cumulative effect adjustment of $33.3 million as an increase to retained earnings and reduction to accumulated other comprehensive income. (See further disclosure in Note 5 – Investment Income and Gains and Losses).

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

ASC 805 also provides for a substantial number of new disclosure requirements. ASC 805 also contains guidance (formerly issued as FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies) which was intended to provide additional guidance clarifying application issues regarding initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805 was effective for business combinations initiated on or after the first annual reporting period beginning after December 15, 2008. The Company implemented this guidance effective January 1, 2009. Implementing this guidance did not have an effect on the Company’s financial position or results of operations; however, it will likely have an impact on the Company’s accounting for future business combinations, but the effect is dependent upon acquisitions, if any, that are made in the future.

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

In August 2009, the FASB issued ASC Update No. 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value. This update amends ASC 820, Fair Value Measurements and Disclosures and provides further guidance on measuring the fair value of a liability. The guidance establishes the types of valuation techniques to be used to value a liability when a quoted market price in an active market for the identical liability is not available, such as the use of an identical or similar liability when traded as an asset. The guidance also further clarifies that a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are both Level 1 fair value measurements. If adjustments are required to be applied to the quoted price, it results in a level 2 or 3 fair value measurement. The guidance provided in the update is effective for the first reporting period (including interim periods) beginning after issuance.

In September 2009, the FASB issued ASC Update No. 2009-12, Fair Value Measurements and Disclosures (Topic

820): Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) (“ASC Update No. 2009-12”). This update sets forth guidance on using the net asset value per share provided by an investee to estimate the fair value of an alternative investment. Specifically, the update permits a reporting entity to measure the fair value of this type of investment on the basis of the net asset value per share of the investment (or its equivalent) if all or substantially all of the underlying investments used in the calculation of the net asset value is consistent with ASC 820. The update also requires additional disclosures by each major category of investment, including, but not limited to, fair value of underlying investments in the major category, significant investment strategies, redemption restrictions, and unfunded commitments related to investments in the major category. The amendments in this update are effective for interim and annual periods ending after December 15, 2009.

The Company applied the provisions of ASC 820 to its financial assets and liabilities upon adoption at January 1, 2008 and adopted the remaining provisions relating to certain nonfinancial assets and liabilities on January 1, 2009. The difference between the carrying amounts and fair values of those financial instruments held upon initial adoption, on January 1, 2008, was recognized as a cumulative effect adjustment to the opening balance of retained earnings and was not material to the Company’s financial position or results of operations. The Company implemented the guidance related to orderly transactions under current market conditions as of April 1, 2009, which also was not material to the Company’s financial position or results of operations. Furthermore, the implementation as of October 1, 2009 of ASC Update No. 2009-05 and ASC Update No. 2009-12 did not have a material effect on the Company’s financial position or results of operations. (See further disclosure in Note 6 – Fair Value).

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

ASC 855, Subsequent Events (“ASC 855”) (formerly Statement of Financial Accounting Standards No. 165, Subsequent Events) and as modified by ASC update 2010-9, Amendments to Certain Recognition and Disclosure Requirements, includes guidance that was issued by the FASB in May 2009, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence of a company’s evaluation of its subsequent events. ASC 855 defines two types of subsequent events, “recognized” and “non-recognized”. Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore; are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company implemented the guidance included in ASC 855 as of April 1, 2009. The effect of implementing the guidance was not material to the Company’s financial position or results of operations.

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

Recently Issued Standards

In December 2009, the FASB issued ASC Update 2009-17, Consolidation (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASC Update 2009-17”) which codified Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R). This guidance amends FASB Interpretation No. 46R, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity’s economic performance. This statement also enhances disclosures about a company’s involvement in variable interest entities. ASC Update 2009-17 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of ASC Update 2009-17 to have a material impact on its financial position or results of operations.

In December 2009, the FASB issued ASC Update 2009-16 Transfers and Servicing (Topic 860) - Accounting for Transfers of Financial Assets (“ASC Update 2009-16”) which codified Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140. This guidance revises FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Extinguishment of Liabilities a replacement of FASB Statement 125 and requires additional disclosures about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. It also eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets, and enhances disclosure requirements. ASC Update 2009-16 is effective prospectively, for annual periods beginning after November 15, 2009, and interim and annual periods thereafter. The Company does not expect the adoption of ASC Update 2009-16 will have a material impact on its financial position or results of operations.

In January 2010, the FASB issued ASC Update 2010-06 (Topic 820) – Improving Disclosures about Fair Value Measurements (“ASC Update 2010-06). This update amends ASC 820, requires new and clarified disclosures for fair value measurements. The guidance requires that transfers in and out of Levels 1 and 2 be disclosed separately, including a description of the reasons for such transfers. Additionally, the reconciliation of fair value measurements of Level 3 assets should separately disclose information about purchases, sales, issuance and settlements in a gross, rather than net disclosure presentation. The guidance further clarifies that fair value disclosures should be separately presented for each class of assets and liabilities and disclosures should be provided for valuation techniques and inputs for both recurring and non-recurring fair value measurements related to Level 2 and Level 3 categories. The disclosure guidance provided in the update is effective for reporting periods beginning after December 15, 2009 and is not expected to have an impact on the Company’s results of operations or financial position.

N. Earnings Per Share

Earnings per share (“EPS”) for the years ended December 31, 2009, 2008 and 2007 is based on a weighted average of the number of shares outstanding during each year. Basic and diluted EPS is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. The weighted average shares outstanding used to calculate basic EPS differ from the weighted average shares outstanding used in the calculation of diluted EPS due to the effect of dilutive employee stock options, nonvested stock grants and other contingently issuable shares. If the effect of such items are antidilutive, the weighted average shares outstanding used to calculate diluted EPS equal those used to calculate basic EPS.

Options to purchase shares of common stock whose exercise prices are greater than the average market price of the common shares are not included in the computation of diluted earnings per share because the effect would be antidilutive.

O. Stock-Based Compensation

The Company recognizes the fair value of compensation costs for all share-based payments, including employee stock options, in the financial statements. Unvested awards are generally expensed on a straight line basis, by tranche, over the vesting period of the award. The Company’s stock-based compensation plans are discussed further in Note 12 – “Stock-Based Compensation Plans”.

P. Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Q. Discontinued Operations Significant Accounting Policy Discussion

The following accounting policies relate only to the Company’s Discontinued Operations which were either sold on January 2, 2009 or, in the case of the accident and health business, are in run-off. Please refer to the above captions for policies related to assets and liabilities that were held by both the Company’s ongoing business and the discontinued business.

Policy loans are carried principally at unpaid principal balances.

Reinsurance accounting is followed for ceded transactions when the risk transfer provisions of ASC 944 have been met. As a result, when the Company experiences loss or claims events, or unfavorable mortality or morbidity experience that are subject to a reinsurance contract, reinsurance recoverables are recorded. The amount of the reinsurance recoverable can vary based on the terms of the reinsurance contract, the size of the individual loss or claim, or the aggregate amount of all losses or claims in a particular line or book of business. The valuation of losses or claims recoverable depends on whether the underlying loss or claim is a reported loss or claim, an incurred but not reported loss or a future policy benefit. For reported losses and claims, the Company values reinsurance recoverables at the time the underlying loss or claim is recognized, in accordance with contract terms. For incurred but not reported losses and future policy benefits, the Company estimates the amount of reinsurance recoverables based on the terms of the reinsurance contracts and historical reinsurance recovery information and applies that information to the gross loss reserve and future policy benefit estimates. The reinsurance recoverables are based on what the Company believes are reasonable estimates and the balance is disclosed separately in the financial statements. However, the ultimate amount of the reinsurance recoverable is not known until all losses and claims are settled.

Liabilities for outstanding claims, losses and LAE are estimates of payments to be made on health insurance contracts for reported losses and LAE and estimates of losses and LAE incurred but not reported. These liabilities are determined using case basis evaluations and statistical analyses of historical loss patterns and represent estimates of the ultimate cost of all losses incurred but not paid. These estimates are continually reviewed and adjusted as necessary; adjustments are reflected in discontinued operations.

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

Trust instruments supported by funding obligations, also known as guaranteed investment contracts consist of deposits received from customers, investment earnings on their fund balance and the effect of changes in foreign currencies related to these deposits.

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

2. DISCONTINUED OPERATIONS

Discontinued operations consist of: (i) FAFLIC’s discontinued operations, including both the loss associated with the sale of FAFLIC on January 2, 2009 and the loss or income resulting from its prior business operations; (ii) losses or gains associated with the sale of the variable life insurance and annuity business in 2005; and (iii) the discontinued accident and health business.

FAFLIC Discontinued Operations

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

At December 31, 2008, the Company reflected FAFLIC at its fair value less estimated disposition costs. This resulted in the recognition of a $77.3 million impairment as of December 31, 2008 for the asset group that was being disposed of in the sale transaction. Of this amount, $48.5 million related to depreciated securities and is reflected as an adjustment to accumulated other comprehensive income and $26.0 million is reflected as a valuation allowance against the FAFLIC assets that have been reclassified as discontinued operations in the Company’s Consolidated Balance Sheets. The loss is presented in the Consolidated Statements of Income as a component of income from operations of discontinued FAFLIC business. In addition, the operating results of FAFLIC during 2008 and 2007 are also reflected as income from operations of discontinued FAFLIC business.

The following table summarizes the results for this discontinued business for the periods indicated:

For the Years Ended December 31	2009	2008	2007
(In millions)
Gain (loss) on sale of FAFLIC, net of taxes	$7.1	$(77.3)	$-
(Loss) income from operations of FAFLIC business, net of income tax (expense) benefit of $(4.6) and $4.0 in 2008 and 2007	-	(7.5)	10.9
Gain (loss) from discontinued FAFLIC business, net of taxes	$7.1	$(84.8)	$10.9

Gain (Loss) on Sale of FAFLIC

The following table summarizes the components of the loss recognized in 2008 related to the sale of FAFLIC.

For the Year Ended December 31, (In millions)	2008
Carrying value of FAFLIC before pre-close dividend	$267.7(1)
Pre-close net dividend	(129.8)(2)

137.9

Proceeds from sale	105.8(3)

Loss on sale before impact of transaction and other costs	(32.1)
Transaction costs	(3.9)(4)
Liability for certain legal indemnities and employee-related costs	(8.2)(5)
Other miscellaneous adjustments	(33.1)(6)

Net loss	$(77.3)

(1)	Shareholder’s equity in the FAFLIC business, prior to the impact of the sale transaction.
(2)	Net pre-close dividends.
(3)	Proceeds to THG from Commonwealth Annuity.
(4)	Transaction costs include legal, actuarial and other professional fees.
(5)	Liability for expected contractual indemnities of FAFLIC recorded at December 31, 2008. These costs also include severance and retention payments anticipated to result from this transaction.
(6)	Included in other miscellaneous adjustments are investment losses of $48.5 million, as well as favorable reserve adjustments related to the accident and health business of $15.6 million.

In 2009, the Company recognized a gain of $7.1 million related to the sale of FAFLIC. This gain was primarily due to the change in the estimate of indemnification liabilities related to the sale, the release of sale–related accruals, and a tax adjustment relating to FAFLIC operation in prior tax years.

(Loss) Income from Operations of FAFLIC Business

The table below show the discontinued operating results related to FAFLIC for the periods indicated:

For the Years Ended December 31	2008	2007
(In millions)

Total revenues	$76.7	$112.6
(Loss) income included in discontinued operations before federal income taxes, including net realized (losses) gains of $(14.4) and $2.4 in 2008 and 2007	$(2.9)	$6.9

In connection with the sales transaction, the Company agreed to indemnify Commonwealth Annuity for certain legal, regulatory and other matters that existed as of the sale. Accordingly, the Company established a gross liability for these guarantees of $9.9 million. As of December 31, 2009, the Company’s total gross liability related to these guarantees was $1.7 million. The Company regularly reviews and updates this liability for legal and regulatory matter indemnities. Although the Company believes its current estimate for this liability is appropriate, there can be no assurance that these estimates will not materially increase in the future. Adjustments to this reserve are recorded in the results of the Company in the period in which they are determined.

Included in “Assets of discontinued operations” as of December 31, 2008 were $1,710.4 million of assets that were included in the sale of FAFLIC. Included in “Liabilities of discontinued operations” as of December 31, 2008 were $1,627.6 million of liabilities that were included in the sale of FAFLIC. The following table details the major assets and liabilities reflected in these captions.

For the Year Ended December 31 (In millions)	2008
Assets:
Cash and investments	$1,182.2
Reinsurance recoverable	241.5
Separate account assets	263.4
Other assets	49.3
Valuation allowance	(26.0)

Total assets	$1,710.4

Liabilities:
Policy liabilities	$1,305.6
Separate account liabilities	263.4
Trust instruments supported by funding obligations	15.0
Other liabilities	43.6

Total liabilities	$1,627.6

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

In 2007, the Company recognized a $7.9 million adjustment to the loss on disposal of its variable life insurance and annuity business primarily related to a $7.5 million tax benefit from the utilization of net operating loss carryforwards (See Note 9 – Federal Income Taxes for further discussion).

In 2008, the Company recognized further adjustments to its loss on disposal of variable life insurance and annuity business of $11.3 million, including $8.6 million related to a release of liabilities associated with the Company’s estimated liability for certain contractual indemnities to Goldman Sachs relating to the pre-sale activities of the business sold and $2.7 million tax benefit from a settlement with the IRS related to tax years 1995 through 2001 (See Note 9 – Federal Income Taxes for further discussion).

In 2009, the Company recorded a gain of $4.9 million, net of tax, related to the disposal of the Company’s variable life insurance and annuity business, primarily due to a change in our estimate of liabilities for certain indemnities to Goldman Sachs relating to pre-sale activities of the business sold.

As of December 31, 2009, the Company’s total gross liability related to its guarantees associated with the disposal of its variable life insurance and annuity business was $5.3 million. The Company regularly reviews and updates this liability for legal and regulatory matter indemnities. Although the Company believes its current estimate for this liability is appropriate, there can be no assurance that these estimates will not materially increase in the future. Adjustments to this reserve are recorded in the results of the Company in the period in which they are determined.

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

At December 31, 2009 and 2008, the portion of the discontinued accident and health business that was directly assumed had assets of $54.0 million and $59.1 million, respectively, consisting primarily of invested assets and reinsurance recoverables, and liabilities of approximately $48.7 million and $51.0 million, respectively, consisting primarily of policy liabilities. At December 31, 2009 and 2008, the assets and liabilities of this business, as well as those of the reinsured portion of the accident and health business are classified as assets and liabilities of discontinued operations in the Consolidated Balance Sheets.

3. OTHER SIGNIFICANT TRANSACTIONS

In February 2010, the Company announced a registered senior unsecured offering of 7.50% senior unsecured notes due March 1, 2020 with a face value of $200.0 million. The senior debentures are subject to certain restrictive covenants, including limitations on the Company’s ability to incur, issue, assume or guarantee certain secured indebtedness; and the issuance or disposition of capital stock of restricted subsidiaries.

On February 26, 2010, the Company’s Board of Directors authorized a $100 million increase to its existing common stock repurchase program. This increase was in addition to two previous increases of $100 million each, approved on December 8, 2009 and September 24, 2009. As a result of these most recent increases, the program provides for aggregate repurchases of up to $400 million. Under the repurchase authorizations, the Company may repurchase its common stock from time to time, in amounts and prices and at such times as deemed appropriate, subject to market conditions and other considerations. The Company’s repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. The Company is not required to purchase any specific number of shares or to make purchases by any certain date under this program. Contemporaneously with the most recent increase in the program, the Company also entered into an accelerated share repurchase agreement with Barclays Bank PLC acting through its agent, Barclays Capital, Inc. for the immediate repurchase of 2.4 million shares of the Company’s common stock at a cost of approximately $100.6 million. Including the repurchases from this accelerated share repurchase program, the Company repurchased 3.6 million shares at a cost of $148.1 million in 2009, 1.3 million shares at a cost of $58.5 million in 2008 and approximately 38,000 shares at a cost of $1.6 million in 2007. Total repurchases under this program as of December 31, 2009 were 5.0 million shares at a cost of $208.2 million.

On December 3, 2009, the Company entered into a renewal rights and asset purchase agreement with OneBeacon Insurance Group. Through this agreement, the Company acquired access to a portion of OneBeacon’s small and middle market commercial business at renewal, including industry programs and middle market niches. Consideration for this transaction was approximately $23 million and primarily reflects or represents purchased intangible assets, which are included as Other assets in our Consolidated Balance Sheets. The agreement is effective for renewals beginning January 1, 2010.

On September 25, 2009, Hanover Insurance received an advance of $125 million through its membership in the Federal Home Loan Bank of Boston (“FHLBB”) as part of a collateralized borrowing program. This advance bears interest at a fixed rate of 5.50% per annum over a twenty-year term. As collateral to FHLBB, Hanover Insurance has pledged government agency securities with a fair value of $142.0 million as of December 31, 2009. The fair value of the collateral pledged must be maintained at certain specified levels of the borrowed amount, which can vary depending on the type of assets pledged. If the fair value of this collateral declines below these specified levels, Hanover Insurance would be required to pledge additional collateral or repay outstanding borrowings. Hanover Insurance is permitted to voluntarily repay the outstanding borrowings at any time, subject to a repayment fee. As a requirement of membership in the FHLBB, Hanover Insurance acquired $2.5 million of FHLBB stock, and as a condition to participating in the FHLBB’s collateralized borrowing program, it was required to purchase additional shares of FHLBB stock in an amount equal to 4.5% of its outstanding borrowings. Such purchases totaled $5.6 million through December 31, 2009. The proceeds from the borrowing were used by Hanover Insurance to acquire AIX Holdings, Inc. (“AIX”) and its subsidiaries from the holding company.

The Company liquidated AFC Capital Trust I (the “Trust”) on July 30, 2009. Each holder of 8.207% Series B Capital Securities (“Capital Securities”) as of that date received a principal amount of the Company’s Series B 8.207% Junior Subordinated Deferrable Interest Debentures (“Junior Debentures”) due February 3, 2027 equal to the liquidation amount of the Capital Securities held by such holder. The liquidation of the Trust did not affect the Company’s results of operations or financial position.

On June 29, 2009, prior to liquidating the Trust, the Company completed a cash tender offer to repurchase a portion of its Capital Securities that were issued by the Trust and a portion of its 7.625% Senior Debentures (“Senior Debentures”) due in 2025 that were issued by THG. As of that date, $69.3 million of Capital Securities were tendered at a price equal to $800 per $1,000 of face value. In addition, the Company accepted for tender a principal amount of $77.3 million of Senior Debentures. Depending on the time of tender, holders of the Senior Debentures accepted for purchase received a price of either $870 or $900 per $1,000 of face value. Separately, the Company held $65.0 million of Capital Securities previously repurchased at a discount in the open market prior to the tender offer, and $1.1 million of Senior Debentures. The Company recognized a pre-tax gain of $34.5 million in 2009 as a result of such purchase. The Company assessed the remaining risks of the Trust at June 30, 2009, taking into consideration the then pending liquidation and determined that the previously unconsolidated Trust should be consolidated in accordance with ASC 810, Consolidation (formerly FASB Interpretation No. 46(R) – Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51). As of December 31, 2009, a principal amount of $165.7 million of Junior Debentures and $121.6 million of Senior Debentures not held by the Company remained outstanding.

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

On March 14, 2008, the Company acquired all of the outstanding shares of Verlan Holdings, Inc. (“Verlan”) for $29.0 million. Verlan, now included with Hanover Specialty Property, is a specialty company providing property insurance to small and medium-sized chemical, paint, solvent and other manufacturing and distribution companies.

On September 14, 2007, the Company acquired all of the outstanding shares of PDI for $23.2 million. PDI is a Michigan-based holding company whose primary business is professional liability insurance for small and mid-sized law practices.

4. INVESTMENTS

A. Fixed Maturities and Equity Securities

The amortized cost and fair value of available-for-sale fixed maturities and equity securities were as follows:

December 31, 2009
(In millions)			Gross Unrealized Losses
	Amortized Cost (1)	Gross Unrealized Gains	Unrealized Losses	OTTI Unrealized Losses (2)	Fair Value
U.S. Treasury securities and U.S. government and agency securities	$355.2	$3.2	$3.7	$-	$354.7
States and political subdivisions	844.7	13.1	25.6	-	832.2
Foreign governments	3.0	-	-	-	3.0
Corporate fixed maturities	2,243.7	131.4	14.3	29.9	2,330.9
Residential mortgage-backed securities	858.8	29.7	3.4	10.7	874.4
Commercial mortgage-backed securities	334.5	10.1	7.4	-	337.2
Total fixed maturities, including assets of discontinued operations	4,639.9	187.5	54.4	40.6	4,732.4
Less: fixed maturities of discontinued operations	(119.6)	(6.0)	(2.0)	(6.8)	(116.8)
Total fixed maturities, excluding discontinued operations	$4,520.3	$181.5	$52.4	$33.8	$4,615.6
Equity securities, excluding discontinued operations	$57.3	$12.2	$0.3	$-	$69.2

December 31, 2008
(In millions)			Gross Unrealized Losses
	Amortized Cost (1)	Gross Unrealized Gains	Unrealized Losses	OTTI Unrealized Losses	Fair Value (3)
U.S. Treasury securities and U.S. government and agency securities	$344.8	$11.6	$0.8	$-	$355.6
States and political subdivisions	767.7	4.5	35.7	-	736.5
Foreign governments	4.6	0.2	-	-	4.8
Corporate fixed maturities	2,736.5	25.6	261.1	-	2,501.0
Residential mortgage-backed securities	1,097.5	23.2	21.9	-	1,098.8
Commercial mortgage-backed securities	480.1	0.9	50.0	-	431.0
Total fixed maturities, including assets of discontinued operations	5,431.2	66.0	369.5	-	5,127.7
Less: fixed maturities of discontinued operations (4)	(1,049.2)	(14.0)	(76.4)	-	(986.8)
Total fixed maturities, excluding discontinued operations	$4,382.0	$52.0	$293.1	$-	$4,140.9
Equity securities, excluding discontinued operations	$97.6	$3.4	$24.8	$-	$76.2

(1)	Amortized cost for fixed maturities and cost for equity securities.

(2)	Represents other-than-temporary impairments recognized in accumulated other comprehensive income. Amount excludes $30.1 million of net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

(3)	Includes $42.2 million of trust preferred capital securities of a THG affiliated entity that were designated as held-to-maturity and carried at amortized cost.

(4)	Fixed maturities of discontinued operations as of December 31, 2008 includes the discontinued FAFLIC business and discontinued accident and health business. Due to the January 2, 2009 sale of FAFLIC, fixed maturities with an amortized cost of $949.9 million, gross unrealized gains of $12.2 million, gross unrealized losses of $60.7 million and fair value of $901.4 million were transferred to the buyer.

The Company participates in a security lending program for the purpose of enhancing income. Securities on loan to various counterparties were fully collateralized by cash and had a fair value of $72.8 million and $21.0 million, at December 31, 2009 and 2008, respectively. The fair value of the loaned securities is monitored on a daily basis, and the collateral is maintained at a level of at least 102% of the fair value of the loaned securities. Securities lending collateral is recorded by the Company in cash and cash equivalents, with an offsetting liability included in expenses and taxes payable.

At December 31, 2009 and 2008, fixed maturities with fair values of $77.6 million and $97.3 million, respectively, and amortized cost of $76.2 million and $95.5 million, respectively, were on deposit with various state and governmental authorities. At December 31, 2008, these deposits included fixed maturities of discontinued operations with a fair value of $33.6 million and an amortized cost of $31.5 million, while there were no deposits relating to discontinued operations as of December 31, 2009.

The Company enters into various agreements that may require its fixed maturities to be held as collateral by others. At December 31, 2009, fixed maturities with a fair value of $181.8 million were held as collateral for collateralized borrowings, reinsurance and other arrangements. Of this amount, $142.0 million related to the FHLBB collateralized borrowing program. At December 31, 2008, fixed maturities with a fair value of $33.2 million were held as collateral for various reinsurance, derivative and other arrangements, of which $4.9 million was classified as discontinued operations.

At December 31, 2009, there were contractual investment commitments of up to $18.2 million.

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

DECEMBER 31	2009
(In millions)
	Amortized Cost	Fair Value
Due in one year or less	$154.5	$155.6
Due after one year through five years	1,340.9	1,396.1
Due after five years through ten years	1,441.3	1,487.7
Due after ten years	1,703.2	1,693.0
Total fixed maturities including assets of discontinued operations	4,639.9	4,732.4
Less: fixed maturities of discontinued operations	(119.6)	(116.8)
Total fixed maturities, excluding assets of discontinued operations	$4,520.3	$4,615.6

B. Unrealized Gains and Losses

Unrealized gains and losses on available-for-sale and other securities are summarized in the following table.

FOR THE YEARS ENDED DECEMBER 31
(In millions)
2009	Fixed Maturities	Equity Securities And Other (1)	Total
Net depreciation, beginning of year	$(266.0)	$(10.1)	$(276.1)
Cumulative effect of change in accounting principle	(33.3)	—	(33.3)

Balance at beginning of year, as adjusted	(299.3)	(10.1)	(309.4)
Net appreciation on available-for-sale securities	403.1	19.9	423.0
Portion of OTTI losses recognized in OCI	(7.3)	—	(7.3)
Benefit for deferred federal income taxes	1.3	0.1	1.3

	397.1	20.0	417.1

Net appreciation, end of year	$97.8	$9.9	$107.7

2008
Net (depreciation) appreciation, beginning of year	$(3.1)	$8.6	$5.5
Net depreciation on available-for-sale securities	(267.9)	(19.1)	(287.0)
Net appreciation from the effect on policy liabilities	2.7	—	2.7
Benefit for deferred federal income taxes	2.3	0.4	2.7

	(262.9)	(18.7)	(281.6)

Net depreciation, end of year	$(266.0)	$(10.1)	$(276.1)

2007
Net (depreciation) appreciation, beginning of year	$(15.3)	$6.3	$(9.0)
Net appreciation on available-for-sale securities and derivative instruments	13.5	3.5	17.0
Net depreciation from the effect on policy liabilities	(0.3)	—	(0.3)
Provision for deferred federal income taxes	(1.0)	(1.2)	(2.2)

	12.2	2.3	14.5

Net (depreciation) appreciation, end of year	$(3.1)	$8.6	$5.5

(1)	Equity securities and other balances at December 31, 2009, 2008 and 2007 include after-tax net appreciation on other invested assets of $1.3 million, $1.4 million and $3.9 million, respectively.

C. Securities In An Unrealized Loss Position

The following tables provide information about the Company’s fixed maturities and equity securities that are in an unrealized loss position at December 31, 2009 and 2008:

	December 31, 2009
	12 months or less		Greater than 12 months		Total
(In millions)	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI (1)	Fair Value

Fixed maturities:
Investment grade:
U.S. Treasury securities and U.S. government and agency securities	$3.7	$170.8	$-	$-	$3.7	$170.8
States and political subdivisions	9.0	275.2	15.6	176.5	24.6	451.7
Corporate fixed maturities (2)	3.4	115.8	13.3	152.7	16.7	268.5
Residential mortgage-backed securities	6.6	89.1	7.5	62.6	14.1	151.7
Commercial mortgage-backed securities	0.4	13.5	7.0	30.0	7.4	43.5
Total investment grade	23.1	664.4	43.4	421.8	66.5	1,086.2
Below investment grade (3):
States and political subdivisions	0.2	8.7	0.8	8.2	1.0	16.9
Corporate fixed maturities (2)	10.6	84.1	16.9	150.1	27.5	234.2
Total below investment grade	10.8	92.8	17.7	158.3	28.5	251.1
Total fixed maturities	33.9	757.2	61.1	580.1	95.0	1,337.3

Equity securities:
Common equity securities	-	-	0.3	1.4	0.3	1.4
Total equity securities	-	-	0.3	1.4	0.3	1.4
Total (4)	$33.9	$757.2	$61.4	$581.5	$95.3	$1,338.7
(1)	Includes $40.6 million unrealized loss related to other-than-temporary impairment losses recognized in other comprehensive income, of which $14.8 million are below investment grade aged greater than 12 months.
(2)	Gross unrealized losses on corporate fixed maturities include $31.7 million in the financial sector, $10.3 million in the industrial sector, and $2.2 million in utilities and other.
(3)	Substantially all below investment grade securities with an unrealized loss had been rated by the NAIC, Standard & Poor’s or Moody’s at December 31, 2009.
(4)	Includes discontinued accident and health business of $8.8 million in gross unrealized losses with $55.0 million in fair value at December 31, 2009.

	December 31, 2008
	12 months or less		Greater than 12 months		Total
(In millions)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Fixed maturities:
Investment grade:
U.S. Treasury securities and U.S. government and agency securities	$0.8	$75.8	$-	$-	$0.8	$75.8
States and political subdivisions	27.1	362.4	3.9	56.9	31.0	419.3
Corporate fixed maturities	110.3	1,273.7	91.0	421.6	201.3	1,695.3
Residential mortgage-backed securities	18.7	120.6	3.2	30.2	21.9	150.8
Commercial mortgage-backed securities	26.4	273.8	23.6	146.0	50.0	419.8
Total investment grade	183.3	2,106.3	121.7	654.7	305.0	2,761.0
Below investment grade (1):
States and political subdivisions	4.7	6.9	-	-	4.7	6.9
Corporate fixed maturities	59.8	145.7	-	-	59.8	145.7
Residential mortgage-backed securities	-	1.5	-	-	-	1.5
Total below investment grade	64.5	154.1	-	-	64.5	154.1
Total fixed maturities	247.8	2,260.4	121.7	654.7	369.5	2,915.1

Equity securities:
Perpetual preferred securities	-	-	13.4	28.5	13.4	28.5
Common equity securities	11.4	32.3	-	-	11.4	32.3
Total equity securities	11.4	32.3	13.4	28.5	24.8	60.8
Total fixed maturities and equity securities, including discontinued operations	259.2	2,292.7	135.1	683.2	394.3	2,975.9
Less: fixed maturities and equity securities of discontinued operations (2)	(42.0)	(420.7)	(34.4)	(200.3)	(76.4)	(621.0)
Total fixed maturities and equity securities, excluding discontinued operations	$217.2	$1,872.0	$100.7	$482.9	$317.9	$2,354.9

(1)	Substantially all below investment grade securities with an unrealized loss had been rated by the NAIC, Standard & Poor’s, or Moody’s at December 31, 2008.

(2)	Fixed maturities of discontinued operations as of December 31, 2008 includes the discontinued FAFLIC business and discontinued accident and health business. Due to the January 2, 2009 sale of FAFLIC, fixed maturities with total gross unrealized losses of $60.7 million and fair value of $568.7 million were transferred to the buyer.

The Company employs a systematic methodology to evaluate declines in fair value below amortized cost for all investments. The methodology utilizes a quantitative and qualitative process ensuring that available evidence concerning the declines in fair value below amortized cost is evaluated in a disciplined manner. In determining whether a decline in fair value below amortized cost is other-than-temporary, the Company evaluates several factors and circumstances, including the issuer’s overall financial condition; the issuer’s credit and financial strength ratings; the issuer’s financial performance, including earnings trends, dividend payments and asset quality; any specific events which may influence the operations of the issuer including governmental actions; a weakening of the general market conditions in the industry or geographic region in which the issuer operates; the length of time and the degree to which the fair value of an issuer’s securities remains below the Company’s cost; and with respect to fixed maturity investments, any factors that might raise doubt about the issuer’s ability to pay all amounts due according to the contractual terms and whether the Company expects to recover the entire amortized cost basis of the security; and with respect to equity securities, the Company’s ability and intent to hold the investment for a period of time to allow for a recovery in value. The Company applies these factors to all securities.

The following tables provide information on the Company’s gross unrealized losses of fixed maturity securities by credit ratings, including ratings of securities with third party guarantees, as of December 31, 2009 and 2008.

DECEMBER 31	2009
(In millions)	AAA	AA	A	BBB	Total investment grade	BB	B	CCC and below	Total below investment grade	Total
U.S. Treasury securities and U.S government and agency securities	$3.7	$-	$-	$-	$3.7	$-	$-	$-	$-	$3.7
States and political subdivisions	4.1	7.3	4.8	8.4	24.6	0.8	-	0.2	1.0	25.6
Corporate fixed maturities	-	1.4	7.1	8.2	16.7	11.8	9.7	6.0	27.5	44.2
Residential mortgage-backed securities	2.4	1.4	7.9	2.4	14.1	-	-	-	-	14.1
Commercial mortgage-backed securities	0.5	0.8	6.1	-	7.4	-	-	-	-	7.4
Total fixed maturities, including discontinued operations	10.7	10.9	25.9	19.0	66.5	12.6	9.7	6.2	28.5	95.0
Less: losses included in discontinued operations	-	(0.2)	(1.4)	(3.2)	(4.8)	(0.5)	(2.8)	(0.7)	(4.0)	(8.8)
Total fixed maturities, excluding discontinued operations	$10.7	$10.7	$24.5	$15.8	$61.7	$12.1	$6.9	$5.5	$24.5	$86.2

DECEMBER 31	2008
(In millions)	AAA	AA	A	BBB	Total investment grade	BB	B	CCC and below	Total below investment grade	Total
U.S. Treasury securities and U.S. government and agency securities	$0.8	$-	$-	$-	$0.8	$-	$-	$-	$-	$0.8
States and political subdivisions	3.2	11.4	11.3	5.1	31.0	3.2	1.5	-	4.7	35.7
Corporate fixed maturities	0.5	2.5	79.7	118.6	201.3	15.0	26.3	18.5	59.8	261.1
Residential mortgage-backed securities	19.4	2.5	-	-	21.9	-	-	-	-	21.9
Commercial mortgage-backed securities	32.9	6.3	10.8	-	50.0	-	-	-	-	50.0
Total fixed maturities, including discontinued operations	56.8	22.7	101.8	123.7	305.0	18.2	27.8	18.5	64.5	369.5
Less: losses included in discontinued operations (1)	(17.3)	(2.2)	(19.8)	(28.9)	(68.2)	(2.3)	(3.8)	(2.1)	(8.2)	(76.4)

Total fixed maturities, excluding discontinued operations	$39.5	$20.5	$82.0	$94.8	$236.8	$15.9	$24.0	$16.4	$56.3	$293.1

(1)	Fixed maturities of discontinued operations as of December 31, 2008 includes the discontinued FAFLIC business and discontinued accident and health business. Due to the January 2, 2009 sale of FAFLIC, fixed maturities with total gross unrealized losses of $60.7 million were transferred to the buyer.

D. Other

The Company had no concentration of investments in a single investee that exceeded 10% of shareholders’ equity except as follows:

December 31	2009	2008
(in millions)
	Fair Value
Fixed maturities:
Federal Home Loan Mortgage Corp.	$574.0	$808.2
Federal National Mortgage Association	$260.3	$359.7
Included in the table above are securities of discontinued operations as follows:
Fixed maturities:
Federal Home Loan Mortgage Corp.	$27.7	$175.2
Federal National Mortgage Association	$-	$30.7

5. INVESTMENT INCOME AND GAINS AND LOSSES

A. Net Investment Income

The components of net investment income were as follows:

FOR THE YEARS ENDED DECEMBER 31	2009	2008	2007
(In millions)

Fixed maturities	$249.3	$251.3	$239.4
Equity securities	5.2	4.7	5.0
Mortgage loans	2.3	0.9	2.1
Other long-term investments	(0.1)	2.2	(1.3)
Short-term investments	2.0	4.5	7.0

Gross investment income	258.7	263.6	252.2
Less investment expenses	(6.6)	(4.9)	(5.2)

Net investment income	$252.1	$258.7	$247.0

The carrying value of non-income producing fixed maturities, as well as the carrying value of fixed maturity securities on non-accrual status, at December 31, 2009 and 2008 was not material. The effect of non-accruals for the years ended December 31, 2009 and 2008, compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities, was a reduction in net investment income of $3.1 million and $2.1 million, respectively. The effect of non-accruals for the year ended December 31, 2007 was not material.

B. Net Realized Investment Gains and Losses

Net realized gains (losses) on investments were as follows:

FOR THE YEARS ENDED DECEMBER 31	2009	2008	2007
(In millions)

Fixed maturities	$5.3	$(90.8)	$-
Equity securities	(4.3)	(7.6)	(0.2)
Other long-term investments	0.4	0.6	(0.7)

Net realized investment gains (losses)	$1.4	$(97.8)	$(0.9)

Included in the net realized investment gains (losses) were other-than-temporary impairments of investment securities recognized in earnings totaling $32.9 million, $113.1 million and $3.6 million in 2009, 2008 and 2007, respectively.

Other-than-temporary-impairments

As of April 1, 2009, the Company adopted the guidance included in ASC 320, which modifies the assessment of OTTI on fixed maturity securities, as well as the method of recording and reporting OTTI. Under the new guidance, if a company intends to sell or more likely than not will be required to sell a fixed maturity security before recovery of its amortized cost basis, the amortized cost of the security is reduced to its fair value, with a corresponding charge to earnings. If a company does not intend to sell the fixed maturity security, or more likely than not will not be required to sell it, the company is required to separate the other-than-temporary impairment into the portion which represents the credit loss and the amount related to all other factors. The amount of the estimated loss attributable to credit is recognized in earnings and the amount related to non-credit factors is recognized in other comprehensive income, net of applicable taxes.

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

For 2009, total OTTI on fixed maturities and equity securities was $42.2 million, of which $32.9 million was recognized in earnings and the remaining $9.3 million was recorded as unrealized losses in accumulated other comprehensive income, net of taxes. Of the $32.9 million loss recorded in earnings, $7.6 million was estimated credit losses on fixed maturity securities for which a portion of the impairment was recognized in other comprehensive income either in the current or prior periods, and $25.3 million was losses for which the entire difference between amortized cost and fair value was charged to earnings.

The methodology and significant inputs used to measure the amount of credit losses in the year ended December 31, 2009 are as follows:

Corporate bonds ($4.1 million) - the Company utilized a financial model that derives expected cash flows based on probability-of-default factors by credit rating and asset duration and loss-given-default factors based on security type. These factors are based on historical data provided by an independent third-party rating agency;

Asset-backed securities, including commercial and residential mortgage backed securities ($2.1 million) - the Company utilized cash flow estimates based on bond specific facts and circumstances that include collateral characteristics, expectations of delinquency and default rates, loss severity, prepayment speeds and structural support, including subordination and guarantees;

Municipals ($1.4 million) - the Company utilized cash flow estimates based on bond specific facts and circumstances that may include the political subdivision’s taxing authority, the issuer’s ability to adjust user fees or other sources of revenue to satisfy its debt obligations and the ability to access insurance or guarantees.

The following table provides a rollforward of the cumulative amounts related to the Company’s credit loss portion of the OTTI losses on fixed maturity securities held as of December 31, 2009 for which the non-credit portion of the loss is included in other comprehensive income.

(In millions)	Period from April 1, 2009 to December 31, 2009
Credit losses as of the beginning of the period	$ 17.3
Credit losses for which an OTTI was not previously recognized	4.0
Additional credit losses on securities for which an OTTI was previously recognized	3.6
Reductions for securities sold during the period	(1.4)
Reductions for securities reclassified as intend-to-sell	(1.4)

Credit losses as of December 31, 2009	$ 22.1

The proceeds from voluntary sales of available-for-sale securities and the gross realized gains and gross realized losses on those sales, excluding discontinued operations, are provided in the following table for the periods indicated.

FOR THE YEARS ENDED DECEMBER 31
(In millions)
2009	Proceeds from Voluntary Sales	Gross Gains	Gross Losses
Fixed maturities	$1,522.4	$40.4	$14.2
Equity securities	$44.6	$7.6	$2.6

2008
Fixed maturities	$498.1	$16.4	$7.8
Equity securities	$1.1	$0.2	$—

2007
Fixed maturities	$339.4	$5.2	$4.0
Equity securities	$0.4	$—	$0.1

C. Other Comprehensive Income (Loss) Reconciliation

The following table provides a reconciliation of gross unrealized investment gains (losses) to the net balance shown in the Consolidated Statements of Comprehensive Income (Loss).

FOR THE YEARS ENDED DECEMBER 31	2009	2008	2007
(In millions)
Unrealized appreciation (depreciation) on available-for-sale securities:
Unrealized holding gains (losses) arising during period, net of income tax benefit (expense) of $1.3, $2.9 and $(2.8) in 2009, 2008 and 2007.	$414.9	$(397.0)	$15.6
Less: reclassification adjustment for (losses) gains included in net income, net of income tax expense of $(0.5) in 2007.	(2.2)	(115.0)	1.0

Total available-for-sale securities	417.1	(282.0)	14.6

Unrealized appreciation (depreciation) on derivative instruments:
Unrealized holding losses arising during period, net of income tax benefit of $1.7 in 2008.	—	(3.2)	—
Less: reclassification adjustment for (losses) gains included in net income, net of income tax benefit (expense) of $1.9 and $(0.1) in 2008 and 2007.	—	(3.6)	0.1

Total derivative instruments	—	0.4	(0.1)

Other comprehensive income (loss)	$417.1	$(281.6)	$14.5

6. FAIR VALUE

Effective January 1, 2008, the Company implemented the guidance now included in ASC 820, Fair Value Measurements and Disclosures (formerly included under Statement No. 157), as it relates to the fair value of its financial assets and liabilities. ASC 820 provides for a standard definition of fair value to be used in new and existing pronouncements. This guidance requires disclosure of fair value information about certain financial instruments (insurance contracts, real estate, goodwill and taxes are excluded) for which it is practicable to estimate such values, whether or not these instruments are included in the balance sheet. The fair values presented for certain financial instruments are estimates which, in many cases, may differ significantly from the amounts that could be realized upon immediate liquidation.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability, i.e., exit price, in an orderly transaction between market participants and also provides a hierarchy for determining fair value, which emphasizes the use of observable market data whenever available. The three broad levels defined by the hierarchy are as follows, with the highest priority given to Level 1 as these are the most reliable, and the lowest priority given to Level 3.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments and have not changed during the year:

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

Policy Loans

The carrying amount approximates fair value since policy loans have no defined maturity dates and are inseparable from the insurance contracts. Policy loans were included in discontinued operations at December 31, 2008 and were sold on January 2, 2009.

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

The estimated fair values of the financial instruments were as follows:

DECEMBER 31	2009		2008
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and cash equivalents	$316.7	$316.7	$529.5	$529.5
Fixed maturities	4,732.4	4,732.4	5,127.7	5,127.7
Equity securities	69.3	69.3	76.3	76.3
Mortgage loans	14.1	15.0	31.1	33.1
Policy loans	-	-	111.1	111.1
Total financial assets, including financial assets of discontinued operations	5,132.5	5,133.4	5,875.7	5,877.7
Less: financial assets of discontinued operations	(117.1)	(117.1)	(1,229.8)	(1,229.8)
Total financial assets of continuing operations	$5,015.4	$5,016.3	$4,645.9	$4,647.9

Financial Liabilities
Derivative instruments	$-	$-	$0.2	$0.2
Supplemental contracts without life contingencies	2.0	2.0	18.5	18.5
Dividend accumulations	-	-	81.1	81.1
Other group and individual contract deposit funds	-	-	30.9	30.8
Legal indemnities	7.0	7.0	11.3	11.3
Trust instruments supported by funding obligations	-	-	15.0	15.9
Long-term debt	433.9	387.9	531.4	325.8
Total financial liabilities, including financial liabilities of discontinued operations	442.9	396.9	688.4	483.6
Less: financial liabilities of discontinued operations	-	-	(138.9)	(139.7)
Total financial liabilities of continuing operations	$442.9	$396.9	$549.5	$343.9

The Company performs a review of the fair value hierarchy classifications and of prices received from its third party pricing service on a quarterly basis. The Company reviews the pricing services’ policy describing its processes, practices and inputs, including various financial models used to value securities. Also, the Company reviews the portfolio pricing. Securities with changes in prices that exceed a defined threshold are verified to independent sources such as Bloomberg. If upon review, the Company is not satisfied with the validity of a given price, a pricing challenge would be submitted to the pricing service along with supporting documentation for its review. The Company does not adjust quotes or prices obtained from the pricing service unless the pricing service agrees with the Company’s challenge. During 2009, the Company did not adjust any prices received from brokers or its pricing service.

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

During 2009, the Company transferred certain assets that were previously classified as Level 3 into Level 2, primarily as a result of assessing the significance of unobservable inputs on the fair value measurement.

The Company currently holds fixed maturity securities and equity securities, and prior to January 2, 2009 also held separate account assets, for which fair value is determined on a recurring basis. The following tables present for each hierarchy level, the Company’s assets that were measured at fair value at December 31, 2009 and 2008.

	Fair Value at December 31, 2009
(In millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury securities and U.S. government and agency securities	$354.7	$100.6	$254.1	$-
States and political subdivisions	832.2	-	816.7	15.5
Foreign governments	3.0	-	3.0	-
Corporate fixed maturities	2,330.9	-	2,292.8	38.1
Residential mortgage-backed securities	874.4	-	874.4	-
Commercial mortgage-backed securities	337.2	-	331.0	6.2
Total fixed maturities	4,732.4	100.6	4,572.0	59.8
Equity securities	60.6	51.0	6.8	2.8
Total investment assets at fair value, including assets of discontinued operations	4,793.0	151.6	4,578.8	62.6
Investment assets of discontinued operations at fair value	(116.9)	(0.3)	(116.6)	-
Total investment assets of continuing operations at fair value	$4,676.1	$151.3	$4,462.2	$62.6

	Fair Value at December 31, 2008
(In millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury securities and U.S. government and agency securities	$355.6	$101.4	$254.2	$-
States and political subdivisions	736.5	-	718.3	18.2
Foreign governments	4.8	1.8	3.0	-
Corporate fixed maturities	2,458.8	-	2,414.3	44.5
Residential mortgage-backed securities	1,098.8	-	1,091.9	6.9
Commercial mortgage-backed securities	431.0	-	411.5	19.5
Total fixed maturities (1)	5,085.5	103.2	4,893.2	89.1
Equity securities	64.9	52.9	10.8	1.2
Separate account assets	263.4	263.4	-	-
Total investment assets at fair value, including assets of discontinued operations	5,413.8	419.5	4,904.0	90.3
Investment assets of discontinued operations at fair value	(1,250.3)	(304.4)	(940.1)	(5.8)
Total investment assets of continuing operations at fair value	$4,163.5	$115.1	$3,963.9	$84.5

(1)	Excludes $42.2 million of trust preferred capital securities of a THG affiliated entity that are designated as held-to-maturity that are carried at amortized cost.

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

  YEAR ENDED DECEMBER 31, 2009

	Fixed Maturities

(In millions)	States and political subdivisions	Corporate	Residential mortgage backed securities	Commercial mortgage backed securities	Total	Equities	Total assets
Balance at beginning of year	$ 18.2	$ 44.5	$ 6.9	$ 19.5	$ 89.1	$ 1.2	$ 90.3
Assets of discontinued operations sold with FAFLIC	(0.1)	(3.4)	-	(2.3)	(5.8)	-	(5.8)
Total (losses) gains:
Included in earnings	(0.3)	(0.5)	0.2	-	(0.6)	-	(0.6)
Included in other comprehensive income	(1.0)	3.6	-	1.0	3.6	-	3.6
Net purchases (redemptions)	1.8	12.7	(7.1)	2.6	10.0	-	10.0
Net transfers (out of) into Level 3 (1)	(3.1)	(18.8)	-	(14.6)	(36.5)	1.6	(34.9)
Balance at end of year	$ 15.5	$ 38.1	$ -	$ 6.2	$ 59.8	$ 2.8	$ 62.6

  YEAR ENDED DECEMBER 31, 2008

	Fixed Maturities

(In millions)	States and political subdivisions	Corporate	Residential mortgage backed securities	Commercial mortgage backed securities	Total	Equities	Derivative assets	Total assets	Derivative liabilities
Balance at beginning of year	$ 7.3	$ 2.4	$ -	$ 20.8	$ 30.5	$ 1.3	$ 5.8	$ 37.6	$ (1.1)
Total (losses) gains:
Included in earnings	-	(1.4)	-	-	(1.4)	-	(4.2)	(5.6)	(1.5)
Included in other comprehensive income	-	(1.1)	-	(3.5)	(4.6)	(0.1)	0.7	(4.0)	-
Net purchases (redemptions)	0.9	(3.8)	(0.6)	(0.4)	(3.9)	-	(2.3)	(6.2)	2.4
Net transfers into Level 3 (1)	10.0	48.4	7.5	2.6	68.5	-	-	68.5	-
Balance at end of year	18.2	44.5	6.9	19.5	89.1	1.2	-	90.3	(0.2)
Less: discontinued operations	(0.1)	(3.4)	-	(2.3)	(5.8)	-	-	(5.8)	0.2
Balance at end of year continuing operations	$ 18.1	$ 41.1	$ 6.9	$ 17.2	$ 83.3	$ 1.2	$ -	$ 84.5	$ -

(1) Reflects a net reclassification in 2009 from Level 3 to Level 2, and in 2008 from Level 2 to Level 3, primarily related to assessing the significance of unobservable inputs on the fair value measurement.

The table below summarizes losses and gains due to changes in fair value, including both realized and unrealized gains and losses, recorded in net income for Level 3 assets and liabilities.

Years Ended December 31	2009			2008
(In millions)	Other-than- temporary impairments	Net realized investment gains (losses)	Total	Net realized investment losses	Gain (loss) from discontinued FAFLIC business	Other operating exenses	Total

Level 3 Assets:
Fixed maturities:

States and political subdivisions	$-	$(0.3)	$(0.3)	$-	$-	$-	$-
Corporate fixed maturities	(1.1)	0.6	(0.5)	(0.7)	(0.7)	-	(1.4)
Residential mortgage backed securities	-	0.2	0.2	-	-	-	-
Total fixed maturities	(1.1)	0.5	(0.6)	(0.7)	(0.7)	-	(1.4)
Derivative assets	-	-	-	-	(4.2)	-	(4.2)
Total Assets	$(1.1)	$0.5	$(0.6)	$(0.7)	$(4.9)	-	$(5.6)
Level 3 Liabilities:
Derivative liabilities	$-	$-	$-	$-	$(1.4)	$(0.1)	$(1.5)

7. CLOSED BLOCK

FAFLIC established and began operating a closed block (the “Closed Block”) for the benefit of the participating policies included therein, consisting of certain individual life insurance participating policies, individual deferred annuity contracts and supplementary contracts not involving life contingencies which were in force as of FAFLIC’s demutualization on October 16, 1995; such policies constituted the “Closed Block Business”. The Closed Block Business was sold to Commonwealth Annuity as part of the January 2, 2009 sale. The purpose of the Closed Block was to protect the policy dividend expectations of such FAFLIC dividend paying policies and contracts. At the time of demutualization, FAFLIC allocated to the Closed Block assets in an amount that was expected to produce cash flows which, together with future revenues from the Closed Block Business, are reasonably sufficient to support the Closed Block Business, including a provision for the payment of policy benefits, certain future expenses and taxes and for continuation of policyholder dividend scales payable in 1994 so long as the experience underlying such dividend scales continues. Dividend scale adjustments were made in 2008 in order that policyholders would appropriately share in the financial results of the Closed Block.

Since the Closed Block business was sold to Commonwealth Annuity on January 2, 2009, all of the assets and liabilities of the Closed Block were reclassified as assets and liabilities of discontinued operations as of December 31, 2008. Additionally, the Closed Block earnings were reclassified as part of discontinued operations as well. Summarized financial information of the Closed Block is as follows for the periods indicated:

DECEMBER 31	2008
(In millions)
Assets
Fixed maturities, at fair value (amortized cost of $485.9)	$461.1
Policy loans	111.1
Cash and cash equivalents	27.9
Accrued investment income	10.8
Deferred federal income taxes	13.4
Other assets	3.4

Total assets	$627.7

Liabilities
Policy liabilities and accruals	$652.9
Policyholder dividends	16.6
Other liabilities	1.7

Total liabilities	$671.2

Excess of Closed Block liabilities over assets designated to the Closed Block and maximum future earnings to be recognized from Closed Block assets and liabilities	$43.5

FOR THE YEARS ENDED DECEMBER 31	2008	2007
(In millions)
Revenues
Premiums and other income	$24.8	$32.0
Net investment income	38.8	38.6
Net realized investment (losses) gains	(19.7)	0.6

Total revenues	43.9	71.2

Benefits and expenses
Policy benefits	50.2	66.3
Policy acquisition and other operating expenses	0.3	0.6

Total benefits and expenses	50.5	66.9

Net (expense) contribution related to the Closed Block	$(6.6)	$4.3

Cash flows
Cash flows from operating activities:
(Expense) contribution from the Closed Block	$(6.6)	$4.3
Adjustment for net realized investment losses (gains)	19.7	(0.6)
Change in:
Policy liabilities and accruals	(26.1)	(16.2)
Expenses and taxes payable	3.0	(0.1)
Other, net	1.7	1.7

Net cash used in operating activities	(8.3)	(10.9)

Cash flows from investing activities:
Sales, maturities and repayments of investments	58.4	104.3
Purchases of investments	(30.9)	(121.2)
Policy loans	4.9	9.7

Net cash provided by (used in) investing activities	32.4	(7.2)

Net increase (decrease) in cash and cash equivalents	24.1	(18.1)
Cash and cash equivalents, beginning of year	3.8	21.9

Cash and cash equivalents, end of year	$27.9	$3.8

Many expenses related to Closed Block operations were charged to operations outside the Closed Block; accordingly, the contribution from the Closed Block does not represent the actual profitability of the Closed Block operations during 2008 and 2007. Operating costs and expenses outside of the Closed Block were, therefore, disproportionate to the business outside the Closed Block during these years.

8. DEBT

Long-term debt consists of the following:

DECEMBER 31	2009	2008
(In millions)
Junior subordinated debentures	$183.5	$327.9
FHLBB borrowing	125.0	-
Senior debentures (unsecured)	121.4	199.5
Surplus notes	4.0	4.0

	$433.9	$531.4

AFC Capital Trust I issued $300.0 million of preferred securities in 1997, the proceeds of which were used to purchase junior subordinated debentures issued by the Company. The Company liquidated the Trust on July 30, 2009. Each holder of Capital Securities as of that date received a principal amount of the Company’s Series B Junior Subordinated Deferrable Interest Debentures equal to the liquidation amount of the Capital Securities held by such holder. These junior subordinated debentures have a face value of $165.7 million, and consistent with the Capital Securities, pay cumulative dividends semi-annually at 8.207% and mature February 3, 2027 (See also Note 3 – Other Significant Transactions). These securities are subject to certain restrictive covenants, with which the Company is in compliance. In addition, the Company holds $3.1 million of junior subordinated debentures related to Professionals Direct, Inc., and $14.7 million of junior subordinated debentures related to AIX Holdings, Inc. (See also Note 1J – Junior Subordinated Debentures).

        In September 2009, Hanover Insurance received an advance of $125.0 million through its membership in the FHLBB as part of a collateralized borrowing program. This advance bears interest at a fixed rate of 5.50% per annum over a twenty-year term. As collateral to FHLBB, Hanover Insurance has pledged government agency securities with a fair value of approximately $142.0 million as of December 31, 2009 (See also Note 3 – Other Significant Transactions).

In 2009, the Company repurchased senior debentures with a face value of $78.4 million (See also Note 3 – Other Significant Transactions). These senior debentures of the Company have a $121.6 million face value, pay interest semi-annually at a rate of 7.625% and mature on October 16, 2025. The senior debentures are subject to certain restrictive covenants, including limitations on the issuance or disposition of stock of restricted subsidiaries and limitations on liens. The Company is in compliance with all covenants.

In February 2010, the Company issued $200 million aggregate principal amount of 7.50% senior unsecured notes due March 1, 2020 (See also Note 3 – Other Significant Transactions).

In June 2007, the Company entered into a $150.0 million committed syndicated credit agreement which expires in June 2010. Borrowings, if any, under this agreement are unsecured and incur interest at a rate per annum equal to, at the Company’s option, a designated base rate or the Eurodollar rate plus applicable margin. The agreement provides covenants, including, but not limited to, maintaining a certain level of equity and an RBC ratio in the Company’s primary property and casualty companies of at least 175% (based on the Industry Scale). We are in compliance with the covenants of this agreement. We had no borrowings under this line of credit during 2009 and prior. Additionally, we had no commercial paper borrowings as of December 31, 2009 and we do not anticipate utilizing commercial paper in the near term.

Interest expense was $35.5 million in 2009, $41.0 million in 2008 and $40.7 million in 2007, and included interest related to the Company’s junior subordinated debentures, FHLBB borrowing, senior debentures and surplus notes. All interest expense is recorded in other operating expenses.

9. FEDERAL INCOME TAXES

Provisions for federal income taxes have been calculated in accordance with the provisions of ASC 740. A summary of the federal income tax expense in the Consolidated Statements of Income is shown below:

FOR THE YEARS ENDED DECEMBER 31	2009	2008	2007
(In millions)
Federal income tax expense:
Current	$51.2	$17.5	$30.1
Deferred	31.9	62.4	83.1

	$83.1	$79.9	$113.2

The federal income tax expense attributable to the consolidated results of operations is different from the amount determined by multiplying income before federal income taxes by the statutory federal income tax rate. The sources of the difference and the tax effects of each were as follows:

FOR THE YEARS ENDED DECEMBER 31	2009	2008	2007
(In millions)
Expected federal income tax expense	$94.8	$57.5	$119.5
Valuation allowance	(6.9)	34.2	(0.2)
Tax-exempt interest	(3.1)	(3.9)	(4.4)
Tax credits	(1.5)	(2.1)	(3.4)
Dividend received deduction	(0.8)	(0.6)	(0.9)
Prior years’ federal income tax settlement	(0.3)	(6.4)	—
Changes in other tax estimates	—	(0.2)	2.5
Other, net	0.9	1.4	0.1

Federal income tax expense	$83.1	$79.9	$113.2

The following are the components of the Company’s deferred tax assets and liabilities (excluding those associated with our discontinued operations).

DECEMBER 31	2009	2008
(In millions)
Deferred tax assets (liabilities)
Capital losses	$228.6	$223.1
Insurance reserves	157.3	159.9
Tax credit carryforwards	112.1	134.7
Deferred acquisition costs	(100.8)	(93.3)
Employee benefit plans	70.0	91.0
Investments, net	(28.1)	130.1
Software capitalization	(27.0)	(23.3)
Bad debt reserves	1.7	1.8
Other, net	9.3	10.0

	423.1	634.0
Valuation allowance	(194.5)	(348.2)

Deferred tax asset, net	$228.6	$285.8

        Gross deferred income tax assets totaled approximately $1.2 billion and $1.3 billion at December 31, 2009 and 2008, respectively. Gross deferred income tax liabilities totaled approximately $1.0 billion at both December 31, 2009 and 2008, respectively.

In January 2010, the Company engaged in a transaction which resulted in the realization, for tax purposes only, of $94.2 million of the unrealized gains in its investment portfolio; as a result, the Company is able to realize its capital loss carryforwards to offset this gain in the same amount. Thus, as of December 31, 2009, the Company released $33.0 million of the valuation allowance it held against the deferred tax asset related to these capital loss carryforwards. The valuation allowance release increased Other Comprehensive Income by $26.6 million and increased Income from Continuing Operations by $6.4 million.

During 2009, the Company reduced its valuation allowance, for both continuing and discontinued operations, related to its deferred tax assets by $152.6 million. There are four components to this reduction. First, the Company reversed, through Other Comprehensive Income, the $120.2 million valuation allowance that was recognized at December 31, 2008 associated with the tax benefit related to net unrealized depreciation in the Company’s investment portfolio at that time. During 2009, appreciation in the portfolio changed the nature of the tax attribute from that of an asset to that of a liability, thus there was no longer a need for that portion of the valuation allowance. Second, as a result of the transaction described above, the Company reversed $26.6 million of the valuation allowance as an adjustment to Other Comprehensive Income and $6.4 million as an adjustment to Income from Continuing Operations. Third, as a result of recognizing $1.4 million of realized gains during 2009, the Company was able to reverse $0.5 million of its valuation allowance as an adjustment to Income from Continuing Operations. Finally, the Company Increased, through Discontinued Operations, its valuation allowance by $1.1 million as a result of recognizing $3.1 million of net realized losses associated with this business.

At December 31, 2009, the Company’s pre-tax capital losses carried forward are $653.0 million, including $179.9 million resulting from the sale of FAFLIC in 2009 and $455.2 million resulting from the sale of the Company’s variable life insurance and annuity business in 2005. Of the $228.6 million deferred tax asset, the Company expects to realize $33.0 million as a result of the transaction implemented in January 2010 described above. At December 31, 2009, the Company has recorded a valuation allowance against the remaining $195.6 million, since it is the Company’s opinion that it is more likely than not that this portion of the asset will not be realized. $1.1 million of this valuation allowance is included in Assets of Discontinued Operations in the Consolidated Balance Sheets. The Company’s estimate of the gross amount and likely realization of capital loss carryforwards may change over time.

At December 31, 2009, the Company had a deferred tax asset of $112.1 million of alternative minimum tax credit carryforwards. The alternative minimum tax credit carryforwards have no expiration date. The Company may utilize the credits to offset regular federal income taxes due from future income, and although the Company believes that these assets are fully recoverable, there can be no certainty that future events will not affect their recoverability. The Company believes, based on objective evidence, the remaining deferred tax assets will be realized.

The Company or its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company and its subsidiaries are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2005. In 2008, the Company received written notification from the Internal Revenue Service (“IRS”) Appeals Division that the Joint Committee on Taxation had completed its review of tax years 1995 through 2001 and found no exceptions. This settlement resulted in a tax benefit of $8.3 million recorded as a component of Net Income in the Consolidated Statement of Income and is comprised of a $6.4 million adjustment to Federal Income Tax Expense and a $1.9 million benefit to Discontinued Operations. The IRS audit of the years 2005 and 2006 commenced in December 2007. The Company received a Revenue Agents Report for the 2005 and 2006 IRS audit in September of 2009. The Company has agreed to all proposed adjustments other than a disallowance of Separate Account Dividends Received Deductions for which the Company has requested an Appeals conference. Due to available net operating loss carryovers and the 2005 sale of Allmerica Financial Life Insurance and Annuity Company, the effects of the proposed adjustments do not materially affect the Company’s financial position. The Company and its subsidiaries are still subject to U.S. state income tax examinations by tax authorities for years after 1998.

Effective January 1, 2007, the Company adopted the revised accounting for uncertainty in income taxes under ASC 740, Income Taxes. As a result of the implementation of the accounting guidance for uncertain tax positions, the Company recognized an $11.5 million decrease in the liability for unrecognized tax benefits, which was reflected as an increase in the January 1, 2007 balance of retained earnings.

The table below provides a reconciliation of the beginning and ending unrecognized tax benefits as follows:

FOR THE YEARS ENDED DECEMBER 31	2009	2008
(In millions)
Balance at beginning of year	$0.8	$27.7
Additions based on tax positions related to the current year	—	0.1
Additions for tax positions of prior years	—	0.3
Reductions for tax positions of prior years	—	(8.2)
Settlements	—	(19.1)

Balance at end of year	$0.8	$0.8

Included in the December 31, 2009 balance is a receivable of $3.6 million for tax positions, for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, a change in the timing of deductions would not impact the annual effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits in federal income tax expense. In 2008, as part of the settlement of the 1995 through 2001 audit period, the Company reduced its accrued interest by $34.8 million. The Company had accrued $0.8 million and $0.6 million of interest as of December 31, 2009 and 2008, respectively. The Company has not recognized any penalties associated with unrecognized tax benefits.

        A corporation is entitled to a tax deduction from gross income for a portion of any dividend which was received from a domestic corporation that is subject to income tax. This is referred to as a “dividends received deduction.” In prior years, the Company has taken this dividends received deduction when filing its federal income tax return. Many separate accounts held by life insurance companies receive dividends from such domestic corporations, and therefore, were regarded as entitled to this dividends received deduction. In its Revenue Ruling 2007-61, issued on September 25, 2007, the IRS announced its intention to issue regulations with respect to certain computational aspects of the dividends received deduction on separate account assets held in connection with variable annuity contracts. Revenue Ruling 2007-61 suspended a revenue ruling issued in August 2007 that purported to change accepted industry and IRS interpretations of the statutes governing these computational questions. Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other members of the public will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are not yet known, but they could result in the elimination of some or all of the separate account dividends received deduction tax benefit that the Company receives. Management believes that it is more likely than not that any such regulation would apply prospectively only, and application of this regulation is not expected to be material to the Company’s results of operations in any future annual period. However, there can be no assurance that the outcome of the revenue ruling will be as anticipated and should retroactive application be required, the Company’s results of operations may be adversely affected in a quarterly or annual period. The Company believes that retroactive application would also not materially affect its financial position. In September 2009, as part of the audit of 2005 and 2006, the IRS disallowed the Company’s dividends received deduction relating to separate account assets for both 2005 and 2006. The Company has challenged the disallowance by filing a formal protest, and has requested an IRS Appeals conference. As discussed above, should the Company ultimately be unsuccessful in its challenge, due to tax attributes and due to certain contractual provisions in the agreement for the sale of Allmerica Financial Life Insurance and Annuity Company, the effects of this proposed adjustment would not be material to the Company’s financial position. As discussed above, in September 2009, as part of the audit of 2005 and 2006, the IRS disallowed the dividends received deduction related to separate account assets for both 2005 and 2006. The Company has challenged the disallowance by filing a formal protest, and has requested an IRS Appeals Conference.

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

As of January 1, 2005, the defined benefit pension plans were frozen and, as of that date, no further cash balance allocations have been credited to participants. Participants’ accounts are credited with interest daily, based upon the General Agreement on Trades and Traffic (“GATT”) Rate. In addition, grandfathered benefits were frozen at January 1, 2005 levels with an annual transition pension adjustment calculated at an interest rate equal to 5% per year, up to 35 years of completed service, and 3% thereafter.

The Company recognizes the funded status of its defined benefit plans in its Consolidated Balance Sheet. The funded status is measured as the difference between the fair value of plan assets and the projected benefit obligation (“PBO”) of the Company’s defined benefit plans. ASC 715 requires the aggregation of all overfunded plans separately from all underfunded plans. In 2009, the Company contributed $45.2 million to its qualified defined benefit pension plan of which approximately $32 million was in excess of the minimum amount required by ERISA. As a result of this discretionary funding, and should the Company elect to apply this excess funding to satisfy the minimum contribution for the 2010 plan year, the Company would not be required to contribute cash to the qualified plan during 2010. However, on January 4, 2010 the Company made an additional discretionary contribution of $100 million to the qualified defined benefit pension plan. With this additional contribution, and based on current estimates of plan liabilities and other assumptions, including future returns of plan assets, its qualified defined benefit pension plan is essentially fully funded as of January 4, 2010.

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

The Company measures the funded status of its plans as of the date of its year-end statement of financial position. The Company utilizes a measurement date of December 31st to determine its benefit obligations, consistent with the date of its Consolidated Balance Sheets. Weighted-average assumptions used to determine pension benefit obligations are as follows:

DECEMBER 31	2009	2008	2007
Discount rate (1)	6.13%	6.63%	6.38%
Cash balance interest crediting rate	4.50%	5.00%	5.00%

(1)	In 2009 and 2007, the discount rate utilized for the non-qualified plans was 6.00% and 6.25%, respectively. The discount rate for 2008 is consistent with the qualified plan.

The decrease in the interest crediting rate in 2009 reflects a change in expectations regarding long-term interest rate levels due to the current economic impact of the financial markets on the GATT rate.

The Company utilizes a measurement date of January 1st to determine its periodic pension costs. Weighted-average assumptions used to determine net periodic pension costs are as follows:

FOR THE YEARS ENDED DECEMBER 31	2009	2008	2007
Discount rate	6.63%	6.38%	5.88%
Expected return on plan assets	7.50%	7.75%	8.00%
Cash balance interest crediting rate	5.00%	5.00%	5.00%

The expected rate of return was determined by using historical mean returns, adjusted for certain factors believed to have an impact on future returns. Specifically, because the allocation of assets between fixed maturities and equities has changed and is expected to continue to shift, as discussed in “Plan Assets” below, the historical mean return has been adjusted downward slightly to reflect this anticipated asset mix. The adjusted mean returns were weighted to the plan’s actual asset allocation at December 31, 2009, resulting in an expected rate of return on plan assets for 2009 of 7.50%. The Company reviews and updates, at least annually, its expected return on plan assets based on changes in the actual assets held by the plan.

Plan Assets

The Company utilizes a target allocation strategy, which focuses on creating a mix of assets that will generate modest growth from equity securities while minimizing volatility in the Company’s earnings from changes in the markets and economic environment. Various factors are taken into consideration in determining the appropriate asset mix, such as census data, actuarial valuation information and capital market assumptions. During 2009 and 2008, the Sponsor shifted plan assets out of equity securities and into fixed income securities. This reallocation is expected to continue over the year and is expected to ultimately result in a target mix of 70% in fixed income securities and 30% in equity securities. The target allocations and actual invested asset allocations for 2009 and 2008 are as follows:

DECEMBER 31	2009 TARGET LEVELS	2009	2008

Fixed Income Securities:
Fixed Maturities	58%	56%	55%
Money Market Funds	2%	1%	1%

Total Fixed Income Securities	60%	57%	56%

Equity Securities:
Domestic	30%	31%	33%
International	10%	10%	9%
THG Common Stock	—	2%	2%

Total Equity Securities	40%	43%	44%

Total Assets	100%	100%	100%

Included in total plan assets of $424.5 million at December 31, 2009 were $421.0 million of invested assets carried at fair value and $3.5 million of cash and equivalents. Total plan assets at December 31, 2008 of $338.5 million included $335.8 million of invested assets carried at fair value and $2.7 million of cash and equivalents.

The following table presents for each hierarchy level the Plan’s investment assets that are measured at fair value at December 31. (Please refer to Note 6 – Fair Value, for a description of the different levels in the Fair Value Hierarchy).

2009
(in millions)	Fair Value
	Total	Level 1	Level 2	Level 3
Description

Fixed Income Securities
Fixed Maturities	$241.2	$60.9	$180.3	$-

Equity Securities:
Domestic	$129.9	$0.9	$129.0	$-
International	43.6	0.4	43.2	-
THG Common Stock	6.3	6.3	-	-
Total Equity Securities	179.8	7.6	172.2	-

Total Investments at Fair Value	$421.0	$68.5	$352.5	$-

2008
(in millions)	Fair Value
	Total	Level 1	Level 2	Level 3
Description

Fixed Income Securities:
Fixed Maturities	$187.6	$63.0	$124.6	$-

Equity Securities:
Domestic	$117.2	$1.1	$116.1	$-
International	24.9	0.6	24.3	-
THG Common Stock	6.1	6.1	-	-
Total Equity Securities	148.2	7.8	140.4	-
Total Investments at Fair Value	$335.8	$70.8	$265.0	$-

Fixed Income Securities

Securities classified as Level 1 include a separate investment account, which is invested entirely in the Vanguard Total Bond Market Index Fund, a highly liquid exchange traded mutual fund that in turn invests in investment grade fixed maturities. Additionally, this level also includes other exchange traded mutual funds that primarily invest in fixed income securities. Level 2 securities include investments in commingled pools that primarily invest in investment grade fixed-income securities. These pools are valued using independent pricing models that incorporate observable inputs related to the aggregated underlying investments.

Equity Securities

Level 1 securities primarily consist of 141,462 shares of THG common stock held by the plan. THG common stock is valued through quoted market prices. Additionally, Level 1 securities include exchange traded mutual funds that primarily invest in equity securities. Securities classified as Level 2 include investments in commingled pools that primarily invest in publicly traded common stocks and international equities. These pools are valued using independent pricing models that incorporate observable inputs related to the aggregated underlying investments.

Obligations and Funded Status

The Company recognizes the current net underfunded status of its plans in its Consolidated Balance Sheet. Changes in the funded status of the plans are reflected as components of accumulated other comprehensive loss or income. The components of accumulated other comprehensive loss or income are reflected as either a net actuarial gain or loss, a net prior service cost or a net transition asset. The following table reflects the benefit obligations, fair value of plan assets and funded status of the plans at December 31, 2009 and 2008.

	Qualified Pension Plans		Non-Qualified Pension Plans

DECEMBER 31	2009	2008	2009	2008
(In millions)
Accumulated benefit obligation	$518.4	$494.1	$38.2	$37.9

Change in benefit obligation:
Projected benefit obligation, beginning of year	$494.1	$491.0	$37.9	$37.7
Service cost – benefits earned during the year	0.1	0.1	—	—
Interest cost	31.5	30.5	2.4	2.3
Actuarial losses	22.9	4.4	1.2	1.5
Benefits paid	(30.2)	(31.9)	(3.3)	(3.6)

Projected benefit obligation, end of year	518.4	494.1	38.2	37.9

Change in plan assets:
Fair value of plan assets, beginning of year	338.5	441.7	—	—
Actual return on plan assets	71.0	(89.0)	—	—
Company contribution	45.2	17.7	3.3	3.6
Benefits paid	(30.2)	(31.9)	(3.3)	(3.6)

Fair value of plan assets, end of year	424.5	338.5	—	—

Funded status of the plans	$(93.9)	$(155.6)	$(38.2)	$(37.9)

Pension plan participant information, referred to as census data, is maintained by a third party recordkeeper. Census data is an important component in the Company’s estimate of actuarially determined PBO and pension related expenses. During the third quarter of 2007, the Company detected errors in the census data provided by its external recordkeeper and initiated a detailed review of current and certain historical pension census data. As a result of this review, the Company recorded an increase in its PBO related to years prior to December 31, 2006 of $46.1 million. This resulted in additional pension expense related to prior years of $6.0 million and a $40.1 million decrease in the Company’s Consolidated Other Comprehensive Income. These items were reflected as adjustments in 2007.

Components of Net Periodic Pension Cost

Components of net periodic pension cost were as follows:

FOR THE YEARS ENDED DECEMBER 31	2009	2008	2007
(In millions)
Service cost – benefits earned during the year	$0.1	$0.1	$0.1
Interest cost	33.9	32.8	31.7
Expected return on plan assets	(25.4)	(33.8)	(31.8)
Recognized net actuarial loss	26.9	2.6	7.0
Amortization of transition asset	(1.6)	(1.7)	(1.7)
Amortization of prior service cost	—	0.1	0.1
Effect of census data adjustment	—	—	6.0

Net periodic pension cost	$33.9	$0.1	$11.4

The following table reflects the amounts recognized in Accumulated Other Comprehensive Income (Loss) relating to the Company’s defined benefit pension plans as of December 31, 2009 and 2008.

	2009	2008
(In millions)
Net actuarial loss	$138.1	$186.5
Net prior service cost	0.2	0.2
Net transition asset	(1.6)	(3.2)

	$136.7	$183.5

The following table reflects the estimated amount that will be amortized from Accumulated Other Comprehensive Income (Loss) into net periodic pension cost in 2010:

(In millions)	Estimated Amortization in 2010 Expense (Benefit)
Net actuarial gain	$16.4
Net prior service cost	0.1
Net transition asset	(1.6)

$14.9

The unrecognized net actuarial gains (losses) which exceed 10% of the greater of the projected benefit obligation or the fair value of plan assets are amortized as a component of net periodic pension cost in future years.

Contributions

In 2009, the Company contributed $45.2 million to the qualified defined benefit pension plan of which approximately $32 million was in excess of the ERISA minimum required funding. As a result of this discretionary funding, and should the Company elect to apply this excess funding to satisfy the minimum contribution for the 2010 plan year, the Company would not be required to contribute cash to the qualified plan during 2010. However, on January 4, 2010, the Company made an additional discretionary contribution of $100 million to the qualified defined benefit pension plan. These funds were invested primarily in Fixed Income investments. In addition, the Company expects to contribute $3.5 million to its non-qualified pension plans to fund 2010 benefit payments. At this time, no additional discretionary contributions are expected to be made to the plans during the remainder of 2010 and the Company does not expect that any funds will be returned from the plans to the Company during 2010.

Benefit Payments

The Company estimates that benefit payments over the next 10 years will be as follows:

FOR THE YEARS ENDED DECEMBER 31	2010	2011	2012	2013	2014	2015-2019
(In millions)
Qualified pension plan	$35.4	$36.3	$37.2	$37.5	$38.7	$199.1
Non-qualified pension plan	$3.5	$3.3	$3.2	$3.1	$3.2	$15.5

The benefit payments are based on the same assumptions used to measure the Company’s benefit obligations at the end of 2009. Benefit payments related to the qualified plan will be made from plan assets, whereas those payments related to the non-qualified plans will be provided for by the Company.

Defined Contribution Plan

In addition to the defined benefit plans, THG provides a defined contribution 401(k) plan for its employees, whereby the Company matches employee elective 401(k) contributions, up to a maximum percentage of 6% in 2009 and 5% in both 2008 and 2007. The Company’s expense for this matching provision was $14.2 million, $12.0 million and $12.2 million for 2009, 2008 and 2007, respectively. In addition to this matching provision, the Company can elect to make an annual contribution to employees’ accounts; this contribution equaled 2% and 3% of the employee’s eligible compensation in 2008 and 2007, respectively. This annual contribution was made regardless of whether the employee contributed to the 401(k) plan, as long as the employee was employed on the last day of the year. The Company’s cost for this additional contribution was $5.4 million and $8.3 million for 2008 and 2007, respectively.

11. OTHER POSTRETIREMENT BENEFIT PLANS

In addition to the Company’s pension plans, the Company also has postretirement medical and death benefits that it provides to certain full-time employees, former agents and retirees and their dependents. Benefits include hospital, major medical and a payment at death up to retirees’ final annual salary with certain limits. Spousal coverage is generally provided for up to two years after death of the retiree. The medical plans have varying co-payments and deductibles, depending on the plan.

Generally, employees who were actively employed on December 31, 1995 became eligible with at least 15 years of service after the age of 40. Effective January 1, 1996, the Company revised these benefits so as to establish limits on future benefit payments to beneficiaries of retired employees and to restrict eligibility to then current employees. In 2009, the Company changed the postretirement medical benefits, only as they relate to current employees who still qualify for participation in the plan under the above formula. For these participants, the plan now provides for only post age 65 benefits. The population of agents receiving postretirement benefits was frozen as of December 31, 2002, when the Company ceased its distribution of proprietary life and annuity products. These plans are unfunded.

The Company applies the guidance in ASC 715 and as such, has recognized the funded status of its postretirement benefit plans in its Consolidated Balance Sheet. Since these plans are unfunded, the amount recognized in the Consolidated Balance Sheet is equal to the accumulated benefit obligation of these plans. The components of accumulated other comprehensive income or loss are reflected as either a net actuarial gain or loss or a net prior service cost. There are no unrecognized transition assets or obligations associated with these plans.

Obligation and Funded Status

The following table reflects the funded status of these plans.

DECEMBER 31	2009	2008
(In millions)
Change in benefit obligation:
Accumulated postretirement benefit obligation, beginning of year	$ 50.1	$ 57.6
Service cost	0.2	0.5
Interest cost	2.8	3.2
Net actuarial gains	—	(2.9)
Plan amendments	(4.5)	(3.2)
Benefits paid	(3.9)	(5.1)

Accumulated postretirement benefit obligation, end of year	44.7	50.1
Fair value of plan assets, end of year	—	—

Funded status of plans	$ (44.7)	$ (50.1)

Plan amendments in 2009 and 2008 resulted in benefits of $4.5 million and $3.2 million, respectively. The amendments in 2009 and 2008 reflect modifications to the level of benefits provided to active participants, resulting in decreased plan costs to the Company.

Benefit Payments

The Company estimates that benefit payments over the next 10 years will be as follows:

FOR THE YEARS ENDED DECEMBER 31
(In millions)
2010	$ 4.7
2011	4.6
2012	4.4
2013	4.2
2014	3.9
2015-2019	16.8

The benefit payments are based on the same assumptions used to measure the Company’s benefit obligation at the end of 2009 and reflect benefits attributable to estimated future service.

Components of Net Periodic Postretirement Benefit Cost

The following table provides the components of net periodic postretirement benefit cost.

FOR THE YEARS ENDED DECEMBER 31	2009	2008	2007
(In millions)
Service cost	$0.2	$0.5	$1.0
Interest cost	2.8	3.2	4.4
Recognized net actuarial loss	0.3	0.4	0.9
Amortization of prior service cost	(5.8)	(5.0)	(3.5)

Net periodic postretirement (benefit) cost	$(2.5)	$(0.9)	$2.8

The following table reflects the balances in Accumulated Other Comprehensive (Income) Loss relating to the Company’s postretirement benefit plans:

DECEMBER 31	2009	2008
(In millions)
Net actuarial loss	$7.3	$7.6
Net prior service cost	(22.4)	(23.7)

	$(15.1)	$(16.1)

The following table reflects the estimated amortization to be recognized in net periodic benefit cost in 2010:

(In millions)	Estimated Amortization in 2010 Expense (Benefit)
Net actuarial loss	$0.3
Net prior service cost	(5.9)

$(5.6)

Assumptions

ASC 715 requires that employers measure the funded status of their plans as of the date of their year-end statement of financial position. As such, the Company has utilized a measurement date of December 31, 2009 and 2008, to determine its postretirement benefit obligations, consistent with the date of its Consolidated Balance Sheets. Weighted-average discount rate assumptions used to determine postretirement benefit obligations and periodic postretirement costs are as follows:

FOR THE YEARS ENDED DECEMBER 31	2009	2008
Postretirement benefit obligations discount rate	6.00%	6.63%
Postretirement benefit cost discount rate	6.63%	6.25%

Assumed health care cost trend rates are as follows:

DECEMBER 31	2009	2008
Health care cost trend rate assumed for next year	9%	9%
Rate to which the cost trend is assumed to decline (ultimate trend rate)	5%	5%
Year the rate reaches the ultimate trend rate	2015	2014

Assumed health care cost trend rates have a significant effect on the amounts reported. A one-percentage point change in assumed health care cost trend rates in each year would have the following effects:

	1-PERCENTAGE POINT INCREASE	1-PERCENTAGE POINT DECREASE
(In millions)
Effect on total net periodic benefit cost during 2009	$ —	$ —
Effect on accumulated postretirement benefit obligation at December 31, 2009	$ 0.1	$ (0.1)

12. STOCK-BASED COMPENSATION PLANS

On May 16, 2006, the shareholders approved the adoption of The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan (the “Plan”). Key employees, directors and certain consultants of the Company and its subsidiaries are eligible for awards pursuant to the Plan, which is administered by the Compensation Committee of the Board of Directors (the “Committee”) of the Company. Under the Plan, awards may be granted in the form of non-qualified or incentive stock options, stock appreciation rights, performance awards, restricted stock, unrestricted stock, stock units, or any other award that is convertible into or otherwise based on the Company’s stock, subject to certain limits. The Plan authorizes the issuance of 3,000,000 new shares that may be used for awards. In addition, shares of stock underlying any award granted and outstanding under the Company’s Amended Long-Term Stock Incentive Plan (the “1996 Plan”) as of the adoption date of the Plan that are forfeited or cancelled, or expire or terminate, after the adoption date without the issuance of stock become available for future grants under the Plan. As of December 31, 2009, there were 2,182,722 shares available for grants under the Plan. The Company utilizes shares of stock held in the treasury account for option exercises and other awards granted under both plans.

Compensation cost totaled $11.6 million for both 2009 and 2008 and totaled $15.5 million for 2007. Related tax benefits were $4.1 million for 2009 and 2008 and was $5.4 million for 2007.

Stock Options

Under the Plan (or the 1996 Plan, as applicable), options may be granted to eligible employees, directors or consultants at an exercise price equal to the market price of the Company’s common stock on the date of grant. Option shares may be exercised subject to the terms prescribed by the Committee at the time of grant. Options granted in 2007 vest over three years with a 25% vesting rate in each of the first two years and a 50% vesting rate in the final year. Options granted in 2008 generally vest over three years with a 25% vesting rate in each of the first two years and a 50% vesting rate in the final year. Options granted in 2009 vest over 4 years with a 50% vesting rate in the third year and a 50% vesting rate in the final year. Options must be exercised not later than ten years from the date of grant. For participants who retire and hold options granted under the 1996 Plan that are not yet fully vested, their options (or some portion thereof,) generally become fully vested. Options must be exercised within three years from the date of retirement.

Information on the Company’s stock option plans is summarized below.

For the years ended December 31	2009		2008		2007
(In whole shares and dollars)	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	2,998,821	$41.02	3,268,912	$41.15	3,855,892	$40.14
Granted	530,000	34.13	126,159	44.81	419,426	47.91
Exercised	87,469	35.68	228,512	35.84	663,167	35.82
Forfeited or cancelled	126,110	45.81	44,338	53.23	343,239	48.46
Expired	184,100	52.07	123,400	53.32	—	—

Outstanding, end of year	3,131,142	$39.16	2,998,821	$41.02	3,268,912	$41.15

Exercisable, end of year	2,398,725	$39.39	2,550,797	$39.96	2,490,105	$40.55

Cash received for options exercised for the years ended December 31, 2009, 2008 and 2007 was $3.1 million, $8.2 million and $23.8 million, respectively. The intrinsic value of options exercised for the years ended December 31, 2009, 2008 and 2007 was $0.6 million, $2.5 million and $7.8 million, respectively.

The excess tax expense realized from options exercised for the year ended December 31, 2009 was $0.1 million. There was no excess tax benefit or expense realized from options exercised for the year ended December 31, 2008. The excess tax benefits realized from options exercised for the year ended December 31, 2007 was $1.2 million. The aggregate intrinsic value at December 31, 2009 for shares outstanding and shares exercisable was $21.8 million. At December 31, 2009, the weighted average remaining contractual life for shares outstanding and shares exercisable was 4.9 years and 3.8 years, respectively. Additional information about employee options outstanding and exercisable at December 31, 2009 is included in the following table:

	Options Outstanding			Options Currently Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Lives	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$14.94 to $28.88	380,724	3.57	$22.11	380,724	$22.11
$30.29 to $35.87	669,220	8.12	$34.50	170,720	$35.59
$35.98 to $39.30	836,675	4.51	$36.67	836,675	$36.67
$41.05 to $44.56	402,999	2.02	$44.04	391,544	$44.05
$44.62 to $46.75	212,673	6.28	$45.82	160,173	$46.02
$46.85 to $51.77	342,351	7.13	$48.46	172,394	$48.47
$55.75 to $57.00	286,500	1.13	$56.99	286,500	$56.99

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. For all options granted through December 31, 2009, the exercise price equaled the market price on the grant date. Compensation cost related to options is based upon the grant date fair value and expensed on a straight-line basis over the service period for each separately vesting portion of the option as if the option was, in substance, multiple awards.

For plans that provide for accelerated vesting upon retirement, the compensation cost associated with options granted to employees who are eligible for retirement is generally recognized immediately. Compensation cost for options granted to employees pursuant to the 1996 Plan, who are near retirement eligibility is recognized over the period from the grant date to the retirement eligibility date, if that period is shorter than the stated vesting period.

The weighted average grant date fair value of options granted during the years ended December 31, 2009, 2008 and 2007 was $9.51, $10.72 and $13.18, respectively.

The following significant assumptions were used to determine the fair value for options granted in the years indicated.

	2009	2008	2007
Dividend yield	1.31% to 1.48%	0.88% to 0.96%	0.62% to 0.69%
Expected volatility	32.40% to 34.28%	22.43% to 30.25%	21.38% to 28.69%
Weighted average expected volatility	32.72%	26.12%	26.97%
Risk-free interest rate	1.54% to 2.24%	2.23% to 3.97%	4.32% to 4.75%
Expected term, in years	4.5 to 5.5	2.5 to 6	2.5 to 5

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

The fair value of shares that vested during the year ended December 31, 2009 was lower than the value of these share on their grant date. The vesting date fair value of shares that vested during the years ended December 31, 2008 and 2007 was $3.7 million and $8.5 million, respectively. As of December 31, 2009, the Company had unrecognized compensation expense of $4.2 million related to unvested stock options that is expected to be recognized over a weighted average period of 2.9 years.

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

In 2009, the Company granted performance-based restricted share units to certain employees. These share units vest after the achievement of certain corporate goals at a rate of 50% after three years and the remaining 50% after four years of continued employment. The Company also granted restricted stock units to eligible employees that also vest at a rate of 50% after three years and the remaining 50% after four years of continued employment. The following table summarizes information about employee nonvested stock, restricted stock units and performance-based restricted share units.

For the years ended December 31	2009		2008		2007
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Restricted stock and restricted stock units:
Outstanding, beginning of year	470,905	$45.41	179,416	$46.79	53,835	$38.82
Granted	304,680	34.74	334,555	44.50	176,464	44.87
Vested	13,169	45.21	17,588	38.27	14,452	37.97
Forfeited	61,512	42.10	25,478	46.56	36,431	44.08

Outstanding, end of year	700,904	$41.12	470,905	$45.41	179,416	$46.79

Performance-based restricted stock units:
Outstanding, beginning of year (1)	164,442	$46.10	402,929	$44.16	515,710	$42.22
Granted (1)	47,375	34.19	127,624	42.40	105,562	42.99
Vested	63,432	43.65	363,313	44.15	139,567	36.20
Forfeited (2)	2,750	34.19	2,798	46.04	78,776	43.94

Outstanding, end of year (1)	145,635	$42.79	164,442	$46.10	402,929	$44.16

(1)	Performance-based restricted stock units are based upon the achievement of the performance metric at 100%. These units have the potential to range from 0% to 175% of the shares disclosed, which varies based on grant year and individual participation level. Increases or decreases to the 100% target level are reflected as granted in the period in which performance-based stock unit goals are achieved. In 2008, 26,004 and 43,640 performance-based stock units were included as granted due to completion levels in excess of 100% for units originally granted in 2006 and 2005, respectively. The weighted average grant date fair value for these awards was $46.28 and $36.34 for 2006 and 2005 grants, respectively. There were 57,980 shares awarded as new grants in 2008, which have a weighted average grant date fair value of $45.21, respectively.

The intrinsic value, which is equal to the fair value of restricted stock and for restricted stock units vested during the year ended December 31, 2009, was $0.5 million and the intrinsic value of performance-based restricted stock units that vested during 2009 was $2.5 million. The intrinsic value of restricted stock units and performance-based restricted units that vested during the year ended December 31, 2008 were $0.8 million and $15.9 million, respectively. The intrinsic value of restricted stock units and performance-based restricted units that vested during the year ended December 31, 2007 were $0.6 million and $6.5 million, respectively.

At December 31, 2009, the aggregate intrinsic value of restricted stock and restricted stock units was $28.8 million and the weighted average remaining contractual life was 1.9 years. The aggregate intrinsic value of performance-based restricted stock units was $6.2 million and the weighted average remaining contractual life was 1.5 years. As of December 31, 2009, there was $16.8 million of total unrecognized compensation cost related to unvested restricted stock, restricted stock units and performance-based restricted stock units. The cost is expected to be recognized over a weighted-average period of 2.3 years. Compensation cost associated with restricted stock, restricted stock units and performance-based restricted stock units is generally calculated based upon grant date fair value, which is determined using current market prices.

13. EARNINGS PER SHARE

The following table provides share information used in the calculation of the Company’s basic and diluted earnings per share:

DECEMBER 31	2009	2008	2007
(In millions, except per share data)
Basic shares used in the calculation of earnings per share	50.6	51.3	51.7
Dilutive effect of securities:
Employee stock options	0.2	0.3	0.4
Non-vested stock grants	0.3	0.1	0.3

Diluted shares used in the calculation of earnings per share	51.1	51.7	52.4

Per share effect of dilutive securities on income from continuing operations	$(0.03)	$(0.02)	$(0.06)

Per share effect of dilutive securities on net income	$(0.04)	$-	$(0.07)

Options to purchase 2.1 million shares, 1.7 million shares, and 1.6 million shares of common stock were outstanding during 2009, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

14. DIVIDEND RESTRICTIONS

New Hampshire, Michigan and Massachusetts have enacted laws governing the payment of dividends to stockholders by insurers. These laws affect the dividend paying ability of Hanover Insurance, Citizens, and FAFLIC, prior to its sale in January, 2009.

Pursuant to New Hampshire’s statute, the maximum dividends and other distributions that an insurer may pay in any twelve month period, without prior approval of the New Hampshire Insurance Commissioner, is limited to 10% of such insurer’s statutory policyholder surplus as of the preceding December 31. Hanover Insurance declared dividends to its parent, totaling $153.7 million and $166.0 million in December, 2009 and December, 2008, respectively. No dividends were declared to the parent in 2007. Hanover Insurance cannot pay a dividend to its parent without prior approval until December 2010, at which time the maximum dividend payable without approval would be $173.7 million.

Pursuant to Michigan’s statute, the maximum dividends and other distributions that an insurer may pay in any twelve month period, without prior approval of the Michigan Insurance Commissioner, is limited to the greater of 10% of policyholders’ surplus as of December 31 of the immediately preceding year or the statutory net income less net realized gains, for the immediately preceding calendar year. Citizens declared dividends to its parent, Hanover Insurance, totaling $72.0 million, $116.0 million and $100.5 million in 2009, 2008 and 2007, respectively. Citizens cannot pay a dividend to its parent without prior approval until June 2010, at which time the maximum dividend payable without approval would be 170.3 million.

In connection with the sale of FAFLIC to Commonwealth Annuity, the Massachusetts Division of Insurance approved a pre-close net dividend from FAFLIC consisting of designated assets with a statutory book value of $130.0 million. This dividend was paid January 2, 2009. Prior to the sale of FAFLIC to Commonwealth Annuity, FAFLIC had no statutory unassigned funds, and therefore could not pay dividends without prior approval from the Massachusetts Commissioner of Insurance. In January 2008, with permission from the Massachusetts Commissioner of Insurance, FAFLIC declared a dividend of $17.0 million to its parent, THG. FAFLIC declared no dividend in 2007.

15. SEGMENT INFORMATION

The Company’s primary business operations include insurance products and services in three property and casualty operating segments. These segments are Personal Lines, Commercial Lines, and Other Property and Casualty. Personal Lines includes personal automobile, homeowners and other personal coverages, while Commercial Lines includes commercial multiple peril, commercial automobile, workers’ compensation, and other commercial coverages, such as inland marine, bonds, specialty program business, professional liability and management liability. In addition, the Other Property and Casualty segment consists of: Opus Investment Management, Inc., which markets investment management services to institutions, pension funds and other organizations; earnings on holding company assets; as well as voluntary pools in which the Company has not actively participated since 1995. Prior to its sale on June 2, 2008, AMGRO Inc., the Company’s premium financing business, was also included in the Other Property and Casualty segment. Additionally, prior to the sale of FAFLIC on January 2, 2009, the operations included the results of this run-off life insurance and annuity business as a separate segment. This business is now reflected as discontinued operations. Certain ongoing expenses were also reclassified from this former life segment to the Property and Casualty business. The separate financial information of each segment is presented consistent with the way results are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. A summary of the Company’s reportable segments is included below.

The Company reports interest expense related to its corporate debt separately from the earnings of its operating segments. Corporate debt consists of the Company’s senior debentures, junior subordinated debentures, surplus notes and advances under the Company’s collateralized borrowing program with the FHLBB. Subordinated debentures were issued by the holding company and several subsidiaries.

Management evaluates the results of the aforementioned segments on a pre-tax basis. Segment income excludes certain items which are included in net income, such as federal income taxes and net realized investment gains and losses, because fluctuations in these gains and losses are determined by interest rates, financial markets and the timing of sales. Also, segment income excludes net gains and losses on disposals of businesses, discontinued operations, restructuring costs, extraordinary items, the cumulative effect of accounting changes and certain other items. Although the items excluded from segment income may be significant components in understanding and assessing the Company’s financial performance, management believes that the presentation of segment income enhances an investor’s understanding of the Company’s results of operations by highlighting net income attributable to the core operations of the business. However, segment income should not be construed as a substitute for net income determined in accordance with generally accepted accounting principles.

Summarized below is financial information with respect to business segments:

FOR THE YEARS ENDED DECEMBER 31	2009	2008	2007
(In millions)
Segment revenues:
Property and Casualty:
Personal Lines	$1,585.3	$1,607.4	$1,597.3
Commercial Lines	1,228.8	1,154.8	1,038.4
Other Property and Casualty	22.6	21.6	47.5

Total Property and Casualty	2,836.7	2,783.8	2,683.2
Intersegment revenues	(4.0)	(5.6)	(8.2)

Total segment revenues	2,832.7	2,778.2	2,675.0
Adjustments to segment revenues:
Net realized investment gains (losses)	1.4	(97.8)	(0.9)

Total revenues	$2,834.1	$2,680.4	$2,674.1

Segment income before federal income taxes:
Property and Casualty:
Personal Lines:
GAAP underwriting (loss) income	$(43.6)	$(7.7)	$76.5
Net investment income	109.6	118.9	118.8
Other	10.4	12.3	12.9

Personal Lines segment income	76.4	123.5	208.2

Commercial Lines:
GAAP underwriting income	60.9	39.8	54.4
Net investment income	125.6	124.4	110.3
Other	3.2	5.5	4.6

Commercial Lines segment income	189.7	169.7	169.3

Other Property and Casualty:
GAAP underwriting income (loss)	11.7	1.2	(2.9)
Net investment income	16.5	14.7	17.2
Other net expenses	(24.2)	(6.9)	(9.5)

Other Property and Casualty segment income	4.0	9.0	4.8

Total Property and Casualty	270.1	302.2	382.3
Interest on corporate debt	(35.1)	(39.9)	(39.9)

Segment income before federal income taxes	235.0	262.3	342.4
Adjustments to segment income:
Net realized investment gains (losses)	1.4	(97.8)	(0.9)
Gain on retirement of corporate debt	34.5	—	—
Other items	—	(0.1)	—

Income from continuing operations before federal income taxes	$270.9	$164.4	$341.5

DECEMBER 31	2009	2008
(In millions)	Identifiable Assets
Property and Casualty (1) (3)	$7,922.6	$7,586.6
Assets of discontinued operations (2)	130.6	1,769.5
Intersegment eliminations (3)	(10.5)	(125.9)

Total	$8,042.7	$9,230.2

(1)	The Company reviews assets based on the total Property and Casualty Group and does not allocate between the Personal Lines, Commercial Lines and Other Property and Casualty segments.

(2)

The 2009 balance includes assets related to the Company’s discontinued accident and health insurance business. The 2008 balance includes both the assets which were sold to Commonwealth Annuity as part of the FAFLIC sale on January 2, 2009 and those related to the Company’s discontinued accident and health insurance business.

(3)	The 2008 balance includes a $120.6 million dividend receivable from FAFLIC to the holding company, which was paid in January 2009.

16. LEASE COMMITMENTS

Rental expenses for operating leases amounted to $15.4 million, $16.9 million and $17.4 million in 2009, 2008 and 2007, respectively. These expenses relate primarily to building leases of the Company. At December 31, 2009, future minimum rental payments under non-cancelable operating leases, including those related to the Company’s restructuring activities, were approximately $45.0 million, payable as follows: 2010 - $13.2 million; 2011 - $11.1 million; 2012 - $8.6 million; 2013 - $6.4 million and $5.7 million thereafter. It is expected that in the normal course of business, leases that expire may be renewed or replaced by leases on other property and equipment.

17. REINSURANCE

In the normal course of business, the Company seeks to reduce the losses that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. Reinsurance transactions are accounted for in accordance with the provisions of ASC 944.

Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company; consequently, allowances are established for amounts deemed uncollectible. The Company determines the appropriate amount of reinsurance based on evaluations of the risks accepted and analyses prepared by consultants and reinsurers and on market conditions (including the availability and pricing of reinsurance). The Company also believes that the terms of its reinsurance contracts are consistent with industry practice in that they contain standard terms with respect to lines of business covered, limit and retention, arbitration and occurrence. The Company believes that its reinsurers are financially sound. This belief is based upon an ongoing review of its reinsurers’ financial statements, reported financial strength ratings from rating agencies, reputations in the marketplace, and the analysis and guidance of THG’s reinsurance advisors.

The Company is subject to concentration of risk with respect to reinsurance ceded to various residual market mechanisms. As a condition to conduct certain business in various states, the Company is required to participate in residual market mechanisms and pooling arrangements which provide insurance coverages to individuals or other entities that are otherwise unable to purchase such coverage voluntarily. These market mechanisms and pooling arrangements include, among others, the Michigan Catastrophic Claims Association (“MCCA”). Funding for MCCA comes from assessments against automobile insurers based upon their proportionate market share of the state’s automobile liability insurance market. Insurers are allowed to pass along this cost to Michigan automobile policyholders. The Company ceded to the MCCA premiums earned and losses and LAE of $55.8 million and $97.7 million in 2009, $60.9 million and $129.8 million in 2008, and $70.1 million and $84.6 million in 2007, respectively. MCCA, which represented 56% of the total reinsurance receivable balance at December 31, 2009, is the Company’s only reinsurer representing at least 10% of its reinsurance assets.

Reinsurance recoverables related to MCCA were $672.4 million and $613.8 million at December 31, 2009 and 2008, respectively. Because the MCCA is supported by assessments permitted by statute, and there have been no significant uncollectible balances from MCCA identified during the three years ending December 31, 2009, the Company believes that it has no significant exposure to uncollectible reinsurance balances from this entity.

Coincident with the sale of FAFLIC to Commonwealth Annuity on January 2, 2009 (See Note 2– Discontinued Operations on pages 94 to 96 of this Form 10-K), Hanover and FAFLIC entered into a reinsurance contract whereby Hanover directly assumed a portion, and reinsured the remainder, of FAFLIC’s discontinued accident and health business. Additionally, during 2008 and 2007 FAFLIC had ceded $106.9 million and $92 million, respectively, of its variable universal life insurance and annuity business pursuant to a reinsurance agreement with Commonwealth Annuity (See Note 2 – Discontinued Operations on pages 94 to 96 of this Form 10-K).

The effects of reinsurance were as follows:

FOR THE YEARS ENDED DECEMBER 31	2009	2008	2007
(In millions)
Property and casualty premiums written:
Direct	$2,883.8	$2,715.0	$2,670.5
Assumed	8.6	22.6	29.9
Ceded	(283.7)	(219.6)	(285.1)

Net premiums written	$2,608.7	$2,518.0	$2,415.3

Property and casualty premiums earned:
Direct	$2,824.3	$2,700.0	$2,624.4
Assumed	13.8	26.8	32.8
Ceded	(291.7)	(241.9)	(285.2)

Net premiums earned	$2,546.4	$2,484.9	$2,372.0

Life and accident and health insurance premiums: (1)
Direct	$—	$28.0	$36.8
Assumed	3.8	0.2	0.3
Ceded	—	(2.6)	(4.3)

Net premiums	$3.8	$25.6	$32.8

Property and casualty benefits, claims, losses and loss adjustment expenses:
Direct	$1,909.1	$1,790.0	$1,610.0
Assumed (2)	(11.7)	19.2	27.8
Ceded	(258.2)	(183.0)	(180.4)

Net policy benefits, claims, losses and loss adjustment expenses	$1,639.2	$1,626.2	$1,457.4

Life and accident and health insurance policy benefits, claims, losses and loss adjustment expenses: (1)
Direct	$—	$94.7	$101.2
Assumed	6.0	0.7	(0.6)
Ceded	—	(25.7)	(10.9)

Net policy benefits, claims, losses and loss adjustment expenses	$6.0	$69.7	$89.7

(1)	Activity related to Life and accident and health insurance premiums is reflected as a component of Discontinued Operations.

(2)	Assumed reinsurance activity in 2009 primarily related to favorable reserve development on the ECRA and CAR pools.

18. DEFERRED POLICY ACQUISITION COSTS

Changes to the deferred policy acquisition asset are as follows:

FOR THE YEARS ENDED DECEMBER 31	2009	2008	2007
(In millions)
Balance at beginning of year	$264.8	$246.8	$228.4
Acquisition expenses deferred	602.8	574.2	542.0
Amortized to expense during the year	(581.3)	(556.2)	(523.6)

Balance at end of year	$286.3	$264.8	$246.8

The information in this table excludes deferred acquisition costs associated with discontinued operations.

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

The following table provides a reconciliation of the beginning and ending reserve for the Company’s property and casualty unpaid losses and LAE.

FOR THE YEARS ENDED DECEMBER 31	2009	2008	2007
(In millions)
Reserve for losses and LAE, beginning of year	$3,201.3	$3,165.8	$3,163.9
Incurred losses and LAE, net of reinsurance recoverable:
Provision for insured events of current year	1,793.5	1,777.2	1,591.5
Decrease in provision for insured events of prior years	(155.3)	(159.0)	(153.4)
Hurricane Katrina	—	7.4	17.0

Total incurred losses and LAE	1,638.2	1,625.6	1,455.1

Payments, net of reinsurance recoverable:
Losses and LAE attributable to insured events of current year	970.9	999.9	832.4
Losses and LAE attributable to insured events of prior years	771.3	679.9	630.6
Hurricane Katrina	17.2	32.5	59.3

Total payments	1,759.4	1,712.3	1,522.3

Change in reinsurance recoverable on unpaid losses	72.0	(11.9)	35.4
Purchase of Professionals Direct, Inc.	—	—	33.7
Purchase of Verlan Fire Insurance Company	—	4.2	—
Purchase of AIX Holdings, Inc.	—	129.9	—

Reserve for losses and LAE, end of year	$3,152.1	$3,201.3	$3,165.8

As part of an ongoing process, the reserves have been re-estimated for all prior accident years and, excluding the development of Hurricane Katrina reserves, were decreased by $155.3 million, $159.0 million and $153.4 million in 2009, 2008 and 2007, respectively. Prior year loss reserve development in 2009, 2008 and 2007 was favorable by $133.1 million, $154.4 million and $152.7 million, respectively. Prior year LAE reserve development was favorable by $22.2 million, $4.6 million and $0.7 million in 2009, 2008 and 2007, respectively. In 2008 and 2007, the Company increased reserves for Hurricane Katrina by $7.4 million and $17.0 million, respectively.

The favorable loss reserve development during the year ended December 31, 2009 is primarily the result of lower than expected severity of bodily injury in the personal automobile line, primarily in the 2005 through 2008 accident years, lower than expected severity in the workers’ compensation line, primarily in the 2000 through 2008 accident years and lower than expected severity in the commercial multiple peril line, primarily in the 2005 through 2007 accident years. In addition, lower than expected severity in the bond line, lower projected losses in our run-off voluntary pools and lower projected exposures to asbestos and environmental liability for our direct written business contributed to the favorable development. Partially offsetting the favorable development was unfavorable non-catastrophe weather-related property loss development of $15.1 million, primarily related to our homeowners, commercial property and personal automobile physical damage lines, which developed unfavorably by $6.8 million, $6.7 million and $1.6 million, respectively.

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

The favorable LAE development in 2009 is a result of a change in our actuarial methodology for estimating loss adjustment expense reserves which increased favorable development of prior year LAE reserves by $20.0 million in 2009. The favorable LAE development in 2008 is primarily attributable to improvements in ultimate loss activity on prior accident years, primarily in the commercial multiple peril line. The favorable LAE development in 2007 is primarily attributable to improvements in ultimate loss activity on prior accident years, primarily in the commercial multiple peril line, partially offset by an adverse litigation settlement in the first quarter of 2007, primarily impacting the personal automobile line.

The Company may be required to defend claims related to policies that include environmental damage and toxic tort liability. The table below summarizes direct business asbestos and environmental reserves (net of reinsurance and excluding pools).

FOR THE YEARS ENDED DECEMBER 31	2009	2008	2007
(In millions)
Reserves for losses and LAE, beginning of year	$18.5	$19.4	$24.7
Incurred losses and LAE	(7.1)	(2.3)	(4.5)
Paid (reimbursed) losses and LAE	0.1	(1.4)	0.8

Reserves for losses and LAE, end of year	$11.3	$18.5	$19.4

Ending loss and LAE reserves for all direct business written by the Company’s property and casualty businesses related to asbestos and environmental damage liability, included in the reserve for losses and LAE, were $11.3 million, $18.5 million and $19.4 million, net of reinsurance of $19.9 million, $13.9 million and $11.1 million in 2009, 2008 and 2007, respectively. In recent years average asbestos and environmental payments have declined modestly. As a result of the declining payments, the Company’s actuarial indicated point estimate of asbestos and environmental liability reserves was lowered resulting in favorable development of $7.1 million during the year ended, December 31, 2009. During 2008, the Company decreased their asbestos and environmental reserves by $0.9 million, primarily due to a favorable cash recovery from a reinsurer on a prior year environmental claim. During 2007, the Company reduced the asbestos and environmental reserves by $4.5 million. As a result of the Company’s historical direct underwriting mix of Commercial Lines policies toward smaller and middle market risks, past asbestos, environmental damage and toxic tort liability loss experience has remained minimal in relation to the total loss and LAE incurred experience.

In addition, and not included in the table above, the Company has established loss and LAE reserves for assumed reinsurance pool business with asbestos and environmental damage liability of $45.6 million, $58.4 million and $56.9 million in 2009, 2008 and 2007, respectively. These reserves relate to pools in which the Company has terminated its participation; however, the Company continues to be subject to claims related to years in which it was a participant. The Company participated in the Excess and Casualty Reinsurance Association voluntary pool during 1950 to 1982, until it was dissolved and put in runoff in 1982. The Company’s percentage of the total pool liabilities varied from 1% to 6% during these years. The Company’s participation in this pool has resulted in asbestos and environmental average paid losses of approximately $2 million annually over the past ten years. During the year ended December 31, 2009, the Company’s ECRA pool reserves were lowered by $6.3 million as the result of an actuarial study completed by the ECRA pool. Management reviewed the ECRA actuarial study, concurred that the study was reasonable, and adopted its actuarial point estimate. In addition, during the year, management recorded favorable development of $4.3 million on a separate large claim settlement within these pools. Because of the inherent uncertainty regarding the types of claims in these pools, the Company cannot provide assurance that our reserves will be sufficient.

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

On January 2, 2009, the Company sold its remaining life insurance subsidiary, FAFLIC, to Commonwealth Annuity, a subsidiary of Goldman Sachs. Coincident with the sale transaction, Hanover Insurance and FAFLIC entered into a reinsurance contract whereby Hanover Insurance assumed FAFLIC’s discontinued accident and health insurance business. In addition to the property and casualty reserves, the Company also has liabilities for future policy benefits, other policy liabilities and outstanding claims, losses and LAE, as well as the related reinsurance recoverables, all of which relate to the Company’s assumed accident and health business in 2009, as well as for a majority of these liabilities in 2008. These reserves are reflected in the balance sheet as liabilities and assets of discontinued operations. The cumulative liability, excluding the effect of reinsurance that consists of the Company’s exited individual health business and its discontinued accident and health business, was $130.5 million and $279.3 million at December 31, 2009 and 2008, respectively. Reinsurance recoverables related to this business were $6.6 million and $131.0 million in 2009 and 2008, respectively.

20. COMMITMENTS AND CONTINGENCIES

LITIGATION

Durand Litigation

On March 12, 2007, a putative class action suit captioned Jennifer A. Durand v. The Hanover Insurance Group, Inc., The Allmerica Financial Cash Balance Pension Plan was filed in the United States District Court for the Western District of Kentucky. The named plaintiff, a former employee who received a lump sum distribution from our Cash Balance Plan (the “Plan”) at or about the time of her termination, claims that she and others similarly situated did not receive the appropriate lump sum distribution because in computing the lump sum, the Company understated the accrued benefit in the calculation. The Company filed a motion to dismiss on the basis that the plaintiff failed to exhaust administrative remedies, which motion was granted without prejudice in a decision dated November 7, 2007. This decision was reversed by an order dated March 24, 2009 issued by the United States Court of Appeals for the Sixth Circuit, and the case was remanded to the district court.

The plaintiff filed an Amended Complaint on December 11, 2009. In response, the Company filed a Motion to Dismiss on January 30, 2010. In addition to the pending calculation of the lump sum distribution claim, the Amended Complaint includes: (a) a claim that the Plan failed to calculate participants’ account balances properly because interest credits were based solely upon the performance of each participant’s selection from among various hypothetical investment options (as the Plan provided) rather than crediting the greater of that performance or the 30 year Treasury rate; (b) a claim that the 2004 Plan amendment, which changed interest crediting for all participants from the performance of participant’s investment selections to the 30 year Treasury rate, reduced benefits in violation of ERISA for participants who had account balances as of the amendment date by not continuing to provide them performance-based interest crediting on those balances; and (c) claims for breach of fiduciary duty and ERISA notice requirements for not properly informing participants of the various interest crediting and lump sum distribution matters of which plaintiffs complain. In the Company’s judgment, the outcome is not expected to be material to its financial position, although it could have a material effect on the results of operations for a particular quarter or annual period and on the funding of the Plan.

Hurricane Katrina Litigation

The Company has been named as a defendant in various litigation, including putative class actions, relating to disputes arising from damages which occurred as a result of Hurricane Katrina in 2005. As of December 31, 2009, there were approximately 60 such cases. These cases have been filed in both Louisiana state courts and federal district courts. These cases generally involve, among other claims, disputes as to the amount of reimbursable claims in particular cases (e.g. how much of the damage to an insured property is attributable to flood and therefore not covered, and how much is attributable to wind, which may be covered), as well as the scope of insurance coverage under homeowners and commercial property policies due to flooding, civil authority actions, loss of landscaping, business interruption and other matters. Certain of these cases claim a breach of duty of good faith or violations of Louisiana insurance claims handling laws or regulations and involve claims for punitive or exemplary damages.

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

On March 5, 2009, the court issued an Order granting in part and denying in part a Motion to Dismiss filed by defendants. The court dismissed all claims for bad faith and breach of fiduciary duty and all claims for flood damages under policies with flood exclusions or asserted under the Valued Policy Law, but rejected the insurers’ arguments that the purported assignments from individual claimants to the state were barred by anti-assignment provisions in the insurers’ policies. On April 16, 2009, the court denied a Motion for Reconsideration of its ruling regarding the anti-assignment provisions, but certified the issue as ripe for immediate appeal. On April 30, 2009, defendants filed a Petition for Permission to Appeal to the United States Court of Appeals for the Fifth Circuit, which was granted. Defendants’ appeal is currently pending.

The Company has established its loss and LAE reserves on the assumption that it will not have any liability under the “Road Home” or similar litigation, and that it will otherwise prevail in litigation as to the cause of certain large losses and not incur extra contractual or punitive damages.

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

Over the past three years, state-sponsored insurers, reinsurers and involuntary pools have increased significantly, particularly in those states which have Atlantic or Gulf Coast exposures. As a result, the potential assessment exposure of insurers doing business in such states and the attendant collection risks have increased, particularly, in the Company’s case, in the states of Massachusetts, Louisiana and Florida. Such actions and related regulatory restrictions on rate increases, underwriting and the ability to non-renew business may limit the Company’s ability to reduce the potential exposure to hurricane related losses. At this time, the Company is unable to predict the likelihood or impact of any such potential assessments or other actions.

In February 2009, the Governor of Michigan called upon every automobile insurer operating in the state to freeze personal automobile insurance rates for 12 months to allow time for the legislature to enact comprehensive automobile insurance reform. In addition, she endorsed a number of proposals by her appointed Automobile and Home Insurance Consumer Advocate which would, among other things, change the current rate approval process from the current “file and use” system to “prior approval”, mandate “affordable” rates, eliminate territorial ratings, reduce the threshold for lawsuits to be filed in “at fault” incidents, and prohibit the use of certain underwriting criteria such as credit-based insurance scores. The Michigan legislature is currently considering these and other proposals, including one to require insurance companies to offer “low cost” private passenger automobile prices. The Office of Financial and Insurance Regulation (“OFIR”) had previously issued regulations prohibiting the use of credit scores to rate personal lines insurance policies, which regulations are the subject of litigation being reviewed by the Michigan Supreme Court. Oral arguments were held before the Supreme Court on October 7, 2009. Pending a determination by the Michigan Supreme Court, OFIR is enjoined from disapproving rates on the basis that they are based in part on credit-based insurance scores. On November 9, 2009, the Michigan Board of Canvassers issued preliminary approval allowing proponents to begin collecting signatures as the first step in placing a ballot initiative in front of voters in November of 2010. The proposed ballot question would require a number of changes for the property and casualty market, including, subject to limitations, the rollback of rates by up to 20% for all lines with the exception of workers’ compensation and surety, and an additional 20% rollback of personal automobile rates for “good drivers”. Proponents must present over 300,000 valid signatures by late May 2010. At this time, the Company is unable to predict the likelihood of adoption or impact on its business of any such proposals or regulations, but any such restrictions could have an adverse effect on its results of operations.

From time to time, proposals have been made to establish a federal based insurance regulatory system and to allow insurers to elect either federal or state-based regulation (“optional federal chartering”). In light of the current economic crisis and the focus on increased regulatory controls, particularly with regard to financial institutions, there has been renewed interest in such proposals. In fact, several proposals have been introduced to create a system of optional federal chartering, to create federal oversight mechanisms for insurance or insurance holding companies which are systemically important to the United States financial system and to create a national office to monitor insurance companies. The Company cannot predict the impact that any such change will have on its operations or business or on that of its competitors.

Other Matters

The Company has been named a defendant in various other legal proceedings arising in the normal course of business. In addition, the Company is involved, from time to time, in examinations, investigations and proceedings by governmental and self-regulatory agencies. The potential outcome of any such action or regulatory proceedings in which the Company has been named a defendant or the subject of an inquiry or investigation, and its ultimate liability, if any, from such action or regulatory proceedings, is difficult to predict at this time. In the Company’s opinion, based on the advice of legal counsel, the ultimate resolutions of such proceedings will not have a material effect on its financial position, although they could have a material effect on the results of operations for a particular quarter or annual period.

Residual Markets

The Company is required to participate in residual markets in various states, which generally pertain to high risk insureds, disrupted markets or lines of business or geographic areas where rates are regarded as excessive. The results of the residual markets are not subject to the predictability associated with the Company’s own managed business, and are significant to the workers’ compensation line of business, the homeowners line of business and both the personal and commercial automobile lines of business.

21. STATUTORY FINANCIAL INFORMATION

The Company’s insurance subsidiaries are required to file annual statements with state regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis), as codified by the National Association of Insurance Commissioners. Statutory surplus differs from shareholders’ equity reported in accordance with generally accepted accounting principles primarily because policy acquisition costs are expensed when incurred, the recognition of deferred tax assets is based on different recoverability assumptions and postretirement benefit costs are based on different assumptions and reflect a different method of adoption. Additionally, prior to the sale of FAFLIC on January 2, 2009, statutory surplus for FAFLIC differed as a result of life insurance reserves being based on different assumptions and statutory accounting principles requiring asset valuation and interest maintenance reserves for life insurance companies.

The following table provides statutory net income and surplus as of the periods indicated:

(In millions)	2009	2008	2007
Statutory Net Income
Property and Casualty Companies - Combined	$187.4	$142.5	$248.0
First Allmerica Financial Life Insurance Company	—	33.1	17.0
Statutory Surplus
Property and Casualty Companies - Combined	$1,741.6	$1,600.7	$1,670.7
First Allmerica Financial Life Insurance Company	—	113.7	163.7

22. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The quarterly results of operations for 2009 and 2008 are summarized below.

FOR THE THREE MONTHS ENDED
(In millions, except per share data)

2009	March 31	June 30	Sept. 30	Dec. 31
Total revenues	$698.9	$696.4	$708.5	$730.3
Income from continuing operations (1)	$20.2	$63.1	$48.6	$55.9
Net income	$25.8	$64.4	$49.7	$57.3
Income from continuing operations per share: (1)
Basic	$0.40	$1.23	$0.96	$1.13
Diluted	$0.39	$1.23	$0.95	$1.11
Net income per share:
Basic	$0.51	$1.26	$0.98	$1.16
Diluted	$0.50	$1.25	$0.97	$1.14
Dividends declared per share	$—	$—	$—	$0.75

2008	March 31	June 30	Sept. 30	Dec. 31
Total revenues	$689.9	$685.0	$642.1	$663.4
Income (loss) from continuing operations (1)	$57.0	$47.9	$(43.5)	$22.8
Net income (loss)	$58.5	$(10.2)	$(61.8)	$34.1
Income (loss) from continuing operations per share: (1)
Basic	$1.10	$0.93	$(0.85)	$0.45
Diluted (2)	$1.09	$0.92	$(0.85)	$0.44
Net income (loss) per share:
Basic	$1.13	$(0.20)	$(1.21)	$0.67
Diluted (2)	$1.12	$(0.20)	$(1.21)	$0.66
Dividends declared per share	$—	$—	$—	$0.45

(1)	On January 2, 2009, the Company sold substantially all of the remaining business of its former Life Companies Segment. The results of operations related to this business are reflected as Discontinued Operations for all time periods presented. See also Note X – “Discontinued Operations of FAFLIC Business” and “Discontinued Operations” on pages 52 and 53 of Management’s Discussion and Analysis.

(2)	Per share data for the third quarter of 2008 represents basic loss per share due to antidilution.

Note:	Due to the use of weighted average shares outstanding when calculating earnings per common share, the sum of the quarterly per common share data may not equal the per common share data for the year.

23. SUBSEQUENT EVENTS

In February 2010, the Company issued $200 million of senior unsecured notes. These notes mature in March 2020. See also Note 3 “Other Significant Transactions.” There were no subsequent events requiring adjustment to the financial statements. Additionally, except for the senior notes offering, there were no subsequent events requiring disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

ITEM 9B–OTHER INFORMATION

Compensatory Arrangements of Certain Officers

At meetings of the Compensation Committee (the “Committee”) and Committee of Independent Directors (the “CID”) of the Board of Directors of THG held on February 25 and 26, 2010, the following actions were taken with respect to the compensation of THG’s Chief Executive Officer (“CEO”) and other “named executive officers” (as that term is defined in Item 402 of Regulation S-K) of the Company.

Approval of 2009 Short-Term Incentive Compensation Program Awards

The Committee approved (and with respect to the CEO such decision was ratified by the CID) the 2009 Short-Term Incentive Compensation Program (the “2009 IC Program”) awards for the Chief Executive Officer and other named executive officers (“NEOs”). The following table lists 2009 IC Program awards approved by the Committee for our CEO and other NEOs:

Executive Officer	Title	2009
Frederick H. Eppinger	President and CEO	$ 540,000
Marita Zuraitis	EVP–President, P&C Companies	$ 247,500
Eugene M. Bullis	EVP–CFO	$ 195,000
J. Kendall Huber	Sr. VP and General Counsel	$ 157,500
Gregory Tranter	Sr. VP, Chief Information Officer and Corporate Operations Officer	$ 112,500

Approval of the 2010 Executive Short-Term Incentive Compensation Program

The Committee also approved (and with respect to the CEO such decision was ratified by the CID) the 2010 Executive Short-Term Incentive Compensation Program (the “2010 IC Program”) for the Chief Executive Officer and for the Company’s other NEOs. The 2010 IC Program was established pursuant to the Company’s shareholder approved 2009 Short-Term Incentive Compensation Plan (filed as Exhibit 10.6 to this Annual Report on Form 10-K). Individual awards for the NEOs provide for target awards ranging from 60% to 120% of base salary. The actual amount of the award, however, may range from zero to a maximum of 200% of target, based on the Company achieving certain levels of adjusted operating earnings from the property and casualty business units (adjusted segment income). The actual amount of each executive officers’ award, however, is dependent on the level of achievement of the Company’s performance targets, such executive officer’s individual performance and such other factors as the Committee may determine, but in no event may any such award exceed the amount determined in accordance with the pre-established adjusted segment income performance metric. For 2010, awards, if any, are payable in the first fiscal quarter of 2011.

Approval of the 2010 Long-Term Incentive Program

The Committee also approved (and with respect to the CEO such decision was ratified by the CID) the 2010 Long-Term Incentive Program (the “2010 LTIP”) for the Chief Executive Officer and for certain of the Company’s other NEOs. The 2010 LTIP was established pursuant to the Company’s 2006 Long-Term Incentive Plan (filed as Exhibit 10.22 to this Annual Report on Form 10-K) (the “2006 Plan”). As applied to the NEOs, the 2010 LTIP provides for awards of performance-based restricted stock units (“PBRSUs”), time-based restricted stock units (“RSUs”), and Stock Options (“Options”).

The PBRSUs vest 50% on the third anniversary of the date of grant and 50% on the fourth anniversary of the date of grant (provided the NEO remains continuously employed by the Company through such date) and if the Company achieves a specified three-year average (i) adjusted segment return on equity, and (ii) adjusted net written premium growth rate, for the years 2010-2012. Participants must be employees of the Company as of the vesting dates for the PBRSUs to vest, except as otherwise provided with regard to death, disability or change-in-control. The actual PBRSU award may be as low as zero, and as high as 133% of the target award, based on the average return on equity and net written premium growth rate actually achieved for the performance period.

The RSUs vest 50% on the third anniversary of the date of grant and 50% on the fourth anniversary of the date of grant. Participants must be employees of the Company as of the vesting dates for the RSUs to vest, except as otherwise provided with regard to death, disability or change-in-control.

The Options vest 50% on the third anniversary of the date of grant and 50% on the fourth anniversary of the date of grant. Participants must be employees of the Company as of the vesting dates for the Options to vest, except as otherwise provided with regard to disability or change-in-control. Each Option has a ten year term and an exercise price of $42.15 per share, which was the closing price per share of THG’s common stock as reported on the New York Stock Exchange on the date of grant (February 26, 2010).

The following table sets forth the number of PBRSUs (at target), RSUs and Options granted to the following NEOs.

Executive Officer	Title	PBRSUs	RSUs	Options
Frederick H. Eppinger	President and CEO	14,000	14,000	100,000
Marita Zuraitis	EVP–President, P&C Companies	6,500	6,500	45,000
J. Kendall Huber	Sr. VP and General Counsel	2,625	2,625	20,000
Gregory Tranter	Sr. VP, Chief Information Officer and Corporate Operations Officer	3,000	3,000	20,000

Approval of OneBeacon Transaction Bonus

In recognition of the efforts of certain key members of the executive leadership team related to the successful negotiation and execution of the OneBeacon Renewal Rights Agreement, the Committee granted the following NEOs an additional cash bonus in the amount indicated below:

Executive Officer	Title	Bonus
Marita Zuraitis	EVP–President, P&C Companies	$ 40,000
J. Kendall Huber	Sr. VP and General Counsel	$ 20,000
Gregory Tranter	Sr. VP, Chief Information Officer and Corporate Operations Officer	$ 15,000

The Company intends to provide additional information regarding other compensation awarded to the NEOs in respect of and during the year ended December 31, 2009 in the proxy statement for its 2010 Annual Meeting of Shareholders.

2010 Annual Meeting

At a meeting of the Board of Directors of THG held on February 26, 2010, the Board fixed (i) May 11, 2010 as the date for the 2010 Annual Meeting of Shareholders, and (ii) March 16, 2010 as the record date for determining the shareholders of the Company entitled to notice of and to vote at such Annual Meeting.

Additionally, at such meeting the Board nominated Michael P. Angelini, P. Kevin Condron and Neal F. Finnegan for re-election to the Board, each for a three-year term ending at the 2013 Annual Meeting of Shareholders. At the February meeting, the Board amended its Director Retirement Policy, which is included in the Company’s Corporate Governance Guidelines, to permit the Board, in certain circumstances, to waive the prescribed retirement date for a director. In connection with this amendment to the retirement policy, the Board re-nominated Mr. Finnegan for a three-year term. Mr. Finnegan has agreed, if re-elected, to serve for such term.

PART III

ITEM 10–DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE REGISTRANT

Except for the portion about executive officers and our Code of Conduct which is set forth below, this information is incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2010 to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is biographical information concerning our executive officers.

Bryan D. Allen, 42

Vice President, Chief Human Resources Officer

Mr. Allen has been Vice President, Chief Human Resources Officer of THG since 2006. From 2002 until 2006, Mr. Allen was Managing Director, Head of Human Resources at US Trust. Prior to that, from 1989 until 2002, Mr. Allen held a variety of positions within the human resources organization at Morgan Stanley, last serving as Global Chief of Staff for Human Resources.

Steven J. Bensinger, 55

Executive Vice President - Senior Financial Officer

Mr. Bensinger has been Executive Vice President - Senior Financial Officer since he joined the Company in January 2010. Mr. Bensinger began his career in 1976 with the accounting firm then known as Coopers & Lybrand, where he rose to partner in the firm’s financial services practice. From 1987 until 1992, Mr. Bensinger worked for Skandia America Corporation, initially serving as its Senior Vice President and Chief Financial Officer, and later as its President and Chief Operating Officer. From 1993 until its acquisition by Trenwick Group Ltd. in 1999. Mr Bensinger served as President and a director of Chartwell Re Corporation. In connection with the acquisition of Chartwell Re Corporation, Mr. Bensinger became an officer of Trenwick Group Ltd., and continued in that capacity with Trenwick Group Ltd. until 2001. In August 2003, Trenwick Group, Ltd. and certain of its subsidiaries filed insolvency proceedings in the Supreme Court of Bermuda and in the United States under Chapter 11 of the US Bankruptcy Code. During 2002, Mr. Bensinger served as Executive Vice President and Chief Financial Officer of Combined Speciality Group, Inc., the insurance underwriting operations of Aon Corporation. Mr. Bensinger joined American International Group, Inc. as its Vice President and Treasurer in 2002. From 2005 until 2008, Mr. Bensinger served as Executive Vice President and Chief Financial Officer of American International Group. During 2008, Mr. Bensinger also served as American International Group’s Vice Chairman-Financial Services and Chief Financial Officer. Mr. Bensinger will be appointed Chief Financial Officer in March 2010, replacing Eugene M. Bullis, who will retire in May 2010.

Eugene M. Bullis, 64

Executive Vice President, Chief Financial Officer and Assistant Treasurer

Mr. Bullis joined THG as Executive Vice President, Chief Financial Officer and Assistant Treasurer in 2007. Prior to joining the Company, Mr. Bullis served as Executive Vice President and Chief Financial Officer at Conseco, Inc., from 2002 to 2007. Previously, Mr. Bullis served in a number of senior financial officer roles in technology-related businesses, including Chief Financial Officer of Wang Laboratories, Inc. Mr. Bullis began his career as a certified public accountant with a predecessor firm of what is now Ernst & Young LLP, where he advanced to partnership with a concentration in services to insurance company clients. Mr. Bullis plans to relinquish his role as Chief Financial Officer in March 2010 and to retire from THG in May 2010.

Antonio Z. dePadua, 57

Vice President

President, Specialty Lines and Chief Underwriting Officer, Commercial Lines

Mr. dePadua has been Vice President and President, Specialty Lines and Chief Underwriting Officer, Commercial Lines since joining the Company in November 2009. Prior to joining THG, from 2003 until 2009, Mr. dePadua was a Senior Vice President at CNA Financial Corporation. Prior to that, from 1996 until 2003, Mr. dePadua was a Senior Vice President at The St. Paul Travelers Companies. From 1980 until it was acquired by St. Paul in 1996, Mr. dePadua held several positions at Northbrook Property & Casualty, last serving as its Chief Underwriting Officer.

Mark R. Desrochers, 41

Vice President

President, Personal Lines

Mr. Desrochers has been President, Personal Lines since December 2009 and Vice President since 2006. From 2006 until 2009, Mr. Desrochers was Vice President, State Management. Prior to joining THG, from 2003 until 2006, Mr. Desrochers held several positions with Liberty Mutual Insurance Company, last serving as Vice President and Product Manager. Mr. Desrochers worked at Electric Insurance Company from 1997 until 2003 and at Applied Insurance Research from 1995 to 1997.

Frederick H. Eppinger, Jr., 51

Director, President and Chief Executive Officer

Mr. Eppinger has been Director, President and Chief Executive Officer of THG since joining the Company in 2003. Before joining the Company, Mr. Eppinger was

Executive Vice President of Property and Casualty Field and Service Operations for The Hartford Financial Services Group, Inc. Prior to that, he was Senior Vice President of Strategic Marketing from 2000 to 2001 for ChannelPoint, Inc., a firm that provided business-to-business technology for insurance and financial service companies, and was a senior partner at the international consulting firm of McKinsey & Company. Mr. Eppinger led the insurance practice at McKinsey, where he worked closely with chief executive officers of many leading insurers over a period of 15 years, beginning in 1985. Mr. Eppinger began his career as an accountant with the firm then known as Coopers & Lybrand. He is a director of Centene Corporation, a publicly-traded, multi-line healthcare company. Mr. Eppinger is an employee of THG, and therefore is not an independent director. Mr. Eppinger’s term of office as a director of THG expires in 2012.

David J. Firstenberg, 52

Vice President

President, Specialty Property and Surety

Mr. Firstenberg has been President, Specialty Property and Surety since December 2009 and a Vice President since 2001. Prior to that, from 2004 to 2009, Mr. Firstenberg was President, Commercial Lines. From 2001 until 2004, Mr. Firstenberg served as Vice President and Chief Operating Officer, Commercial Lines. Prior to joining the Company, from 1997 until 2001, Mr. Firstenberg was Senior Vice President, Commercial Lines at OneBeacon Insurance Group, LTD. From 1995 until 1997, he served as Executive Vice President and Chief Underwriting Officer at Zenith National/Calfarm Insurance. From 1979 until 1995, Mr. Firstenberg served in a variety of positions at Chubb & Sons, Inc., last serving as Vice President, Underwriting & Marketing.

J. Kendall Huber, 55

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

Andrew Robinson, 44

President, Specialty Casualty and Senior Vice President, Corporate Development and Strategy

Mr. Robinson has been President, Specialty Casualty since December 2009 and Senior Vice President, Corporate Development and Strategy since joining the Company in 2006. Prior to joining the Company, from 1996 until 2006, Mr. Robinson held a variety of positions at Diamond Consultants, last serving as Managing Director, Global Insurance Practice.

John C. Roche, 46

Vice President

President, Business Insurance Group

Mr. Roche has been President, Business Insurance Group since December 2009 and has been a Vice President since 2006. From 2007 to 2009, Mr. Roche was Vice President, Field Operations. From 2006 to 2007, Mr. Roche was Vice President, Underwriting and Product Management, Commercial Lines. From 1994 to 2006, Mr. Roche served in a variety of leadership positions at St. Paul Travelers Companies, Inc., last serving as Vice President Commercial Accounts. Prior to joining St. Paul Travelers Companies, Inc., Mr. Roche served in a variety of underwriting and management positions at Fireman’s Fund Insurance Company and Atlantic Mutual Insurance Company.

Gregory D. Tranter, 53

Senior Vice President, Chief Information Officer and Corporate Operations Officer

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

Marita Zuraitis, 49

Executive Vice President and President of the Property and Casualty Companies

        Ms. Zuraitis has been Executive Vice President of the Company and President, Property and Casualty Companies since 2004. Prior to joining THG, Ms. Zuraitis was President and Chief Executive Officer of the commercial lines division of The St. Paul Travelers Companies from 1998 to 2004.

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

NEW YORK STOCK EXCHANGE RULE 303A.12(a)

Our Chief Executive Officer filed his annual certification required by the New York Stock Exchange Rule 303A.12(a) with the New York Stock Exchange on or about May 13, 2009. The certification of our Chief Executive Officer and Chief Financial Officer regarding the quality of our disclosure in this Annual Report on Form 10-K have been filed as Exhibits 31.1 and 31.2.

ITEM 11–EXECUTIVE COMPENSATION

Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 11, 2010, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 12–SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2009 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by security holders	4,214,764	$39.16	2,184,122
Equity compensation plans not approved by security holders	—	—	—

Total	4,214,764	$39.16	2,184,122

(1)	Includes 1,083,622 shares of Common Stock which may be issued upon vesting of outstanding restricted stock, restricted stock units or performance-based restricted stock units (assuming the maximum award amount). The weighted-average exercise price does not take these awards into account.

(2)	The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan (the “Plan”), which was adopted on May 16, 2006, authorizes the issuance of 3,000,000 new shares that may be used for awards. In addition, shares of stock underlying any award granted and outstanding under the Company’s Amended Long-Term Stock Incentive Plan (the “1996 Plan”) as of the adoption date of the Plan that are forfeited or cancelled, or expire or terminate, after the adoption date without the issuance of stock, become available for future grants under the Plan.

Additional information related to Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 11, 2010, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 13–CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 11, 2010, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 14–PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 11, 2010, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

PART IV

ITEM 15–EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) FINANCIAL STATEMENTS

The consolidated financial statements and accompanying notes thereto are included on pages 81 to 130 of this Form 10-K.

(a)(3) EXHIBIT INDEX

Exhibits filed as part of this Form 10-K are as follows:

2.1	Stock Purchase Agreement, dated as of August 22, 2005, between The Goldman Sachs Group, Inc., as Buyer, and Registrant, as Seller (the schedules and exhibits have been omitted pursuant to item 601(b)(2) of Regulation S-K) previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 24, 2005 and incorporated herein by reference.

2.2	Stock Purchase Agreement by and between The Hanover Insurance Group, Inc. and Commonwealth Annuity and Life Insurance Company, dated July 30, 2008 (the schedules and exhibits have been omitted pursuant to item 601(b)(2) of Regulation S-K), previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 4, 2008 and incorporated herein by reference.

3.1	Certificate of Incorporation of the Registrant previously filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2006 and incorporated herein by reference.

3.2	Amended By-Laws of the Registrant, previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on November 21, 2006 and incorporated herein by reference.

4.1	Specimen Certificate of Common Stock previously filed as Exhibit 4 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2006 and incorporated herein by reference.

4.2	Form of Indenture relating to the Debentures between the Registrant and State Street Bank & Trust Company, as trustee, previously filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-96764) filed on September 11, 1995 and incorporated herein by reference.

4.3	Form of Global Debenture previously filed as Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2006 and incorporated herein by reference.

4.4	Indenture dated February 3, 1997 relating to the Junior Subordinated Debentures of the Registrant previously filed as Exhibit 3 to the Registrant’s Current Report on Form 8-K filed on February 5, 1997 and incorporated herein by reference.

4.5	First Supplemental Indenture dated July 30, 2009 amending the indenture dated February 3, 1997 relating to the Junior Subordinated Debentures of the Registrant.

4.6	Form of Global Security representing $300,000,000 principal amount of Junior Subordianted Debentures for the Registrant.

4.7	Indenture dated January 21, 2010, between the Registrant and U.S. Bank National Association, as trustee, previously filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 ASR (No. 333-164446) filed on January 21, 2010 and incorporated herein by reference.

4.8	First Supplemental Indenture and form of Global Note dated February 23, 2010, related to the Notes of the Registrant, between the Registrant and U.S. Bank National Association, as trustee, previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed February 23, 2010 and incorporated herein by reference.

+10.1	State Mutual Life Assurance Company of America Excess Benefit Retirement Plan previously filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (No. 33-91766) filed with the Commission on May 1, 1995 and incorporated herein by reference.

+10.2	The Hanover Insurance Group Cash Balance Pension Plan previously filed as Exhibit 10.19 to the Registrant’s September 30, 1995 Report on Form 10-Q and incorporated herein by reference.

10.3	Form of Accident and Health Coinsurance Agreement between The Hanover Insurance Company, as Reinsurer, and First Allmerica Financial Life Insurance Company (the schedules and certain exhibits have been omitted pursuant to item 601(b)(2) of Regulation S-K) previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 4, 2008 and incorporated by reference herein.

+10.4	The Hanover Insurance Group, Inc. Amended Long-Term Stock Incentive Plan previously filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K filed with the Commission on April 1, 2002 and incorporated herein by reference.

+10.5	Short-Term Incentive Compensation Plan previously filed as Exhibit A to the Registrant’s Proxy Statement (Commission File No. 001-13754) filed with the Commission on April 5, 2004 and incorporated herein by reference.

+10.6	The Hanover Insurance Group, Inc. 2009 Short-Term Incentive Compensation Plan previously filed as Annex 2 to the Registrant’s Proxy Statement (Commission File No. 001-13754) filed with the Commission on March 27, 2009 and incorporated herein by reference.

10.7	Federal Home Loan Bank of Boston Agreement for Advances, Collateral Pledge, and Security Agreement dated September 11, 2009 previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 4, 2009 and incorporated herein by reference.

+10.8	Form of Election/Deferral Agreement previously filed as Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K filed with the Commission February 25, 2005 and incorporated herein by reference.

+10.9	The Hanover Insurance Group Amended and Restated Employment Continuity Plan previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 11, 2008 and incorporated herein by reference.

+10.10	Description of 2007 Short-Term Incentive Compensation Awards, 2008 Short-Term Incentive Compensation Program and 2008 Long-Term Incentive Program previously filed as Item 9B to the Registrant’s Annual Report on Form 10-K filed on February 27, 2008 and incorporated herein by reference.

+10.11	Form of Non-Qualified Stock Option Agreement under The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 21, 2007 and incorporated herein by reference.

+10.12	Form of Corporate Goals-Based Performance-Based Restricted Stock Unit Agreement under The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 21, 2007 and incorporated herein by reference.

+10.13	Form of Individual Goals-Based Performance-Based Restricted Stock Unit Agreement under The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 21, 2007 and incorporated herein by reference.

+10.14	Form of Incentive Compensation Deferral and Conversion Agreement under The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 21, 2007 and incorporated herein by reference.

+10.15	Form of Restricted Stock Agreement under The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan previously filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 21, 2007 and incorporated herein by reference.

+10.16	Form of Restricted Stock Unit Agreement under The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Stock Plan previously filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 21, 2007 and incorporated herein by reference.

+10.17	Form of Amended and Restated Form of Non-Qualified Stock Option Agreement under The Hanover Insurance Group, Inc. Amended Long-Term Stock Incentive Plan previously filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 21, 2007 and incorporated herein by reference.

10.18	Credit Agreement dated June 21, 2007 among The Hanover Insurance Group, Inc., Deutsche Bank AG New York Branch, as administrative agent, the other lenders named therein, Deutsche Bank Securities, Inc., as sole arranger and bookrunner, Bank of America, N.A., as syndication agent and Citibank, N.A., JPMorgan Chase Bank, N.A., and Sovereign Bank, as co-documentation agents filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 22, 2007 and incorporated herein by reference.

+10.19	Description of 2008-2009 Non-Employee Director Compensation previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2008 and incorporated herein by reference.

+10.20	Offer Letter dated November 6, 2007 between the Registrant and Eugene M. Bullis previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2007 and incorporated herein by reference.

+10.21	Description of 2008 Incentive Compensation Deferral and Conversion Program previously filed as Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K filed on February 27, 2008 and incorporated herein by reference.

+10.22	The Hanover Insurance Group 2006 Long-Term Incentive Plan previously filed as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K filed on February 27, 2008 and incorporated herein by reference.

+10.23	Description of 2009-2010 Non-Employee Director Compensation previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2009 and incorporated herein by reference.

+10.24	Offer Letter, dated August 14, 2003, between the Registrant and Frederick H. Eppinger, Jr., as amended December 10, 2008 previously filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 27, 2009 and incorporated herein by reference.

+10.25	The Hanover Insurance Group, Inc. Amended and Restated Non-Qualified Retirement Savings Plan previously filed as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 27, 2009 and incorporated herein by reference.

10.26	Confirmation between The Hanover Insurance Group, Inc. and Barclays Bank PLC acting through its agent Barclays Capital, Inc., dated December 8, 2009 previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 9, 2009 and incorporated herein by reference.

+10.27	The Hanover Insurance Group, Inc. Non-Employee Director Deferral Plan previously filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 27, 2009 and incorporated herein by reference.

+10.28	Offer Letter dated January 5, 2010 between Steven J. Bensinger and The Hanover Insurance Group, Inc. previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 8, 2010 and incorporated herein by reference.

+10.29	Description of 2008 Short-Term Incentive Compensation Awards, 2009 Short-Term Incentive Compensation Program and 2009 Long-Term Incentive Compensation Program previously filed as Item 9B to Registrants Annual Report on Form 10-K filed on February 27, 2009.

+10.30	Restricted Stock Unit Agreement under The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan previously filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 27, 2009 and incorporated herein by reference.

+10.31	Performance-Based Restricted Stock Unit Agreement under The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan previously filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 27, 2009 and incorporated herein by reference.

+10.32	Non-Qualified Stock Option Agreement under The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan previously filed as Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 27, 2009 and incorporated herein by reference.

+10.33	IRC Section 162(m) Deferral Letter for Certain Executive Officers of the Registrant previously filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 27, 2009 and incorporated herein by reference.

+10.34	The Hanover Insurance Group Retirement Savings Plan, as amended.

+10.35	Description of 2009 Short-Term Incentive Compensation Awards, 2010 Short-Term Incentive Compensation Program and 2010 Long-Term Incentive Program and OneBeacon Bonuses filed as Item 9B to this report.

21	Subsidiaries of THG.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney.

31.1	Certification of the Chief Executive Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Internal Revenue Service Ruling dated April 15, 1995 previously filed as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-91766) filed with the Commission on May 1, 1995 and incorporated herein by reference.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HANOVER INSURANCE GROUP, INC.
Registrant

Date: February 26, 2010	By:	/s/ FREDERICK H. EPPINGER, JR.
Frederick H. Eppinger, Jr.,
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 26, 2010	By:	/s/ FREDERICK H. EPPINGER, JR.
Frederick H. Eppinger, Jr.,
President, Chief Executive Officer and Director

Date: February 26, 2010	By:	/s/ EUGENE M. BULLIS
Eugene M. Bullis,
Executive Vice President, Chief Financial Officer
and Principal Accounting Officer

Date: February 26, 2010	By:	*
Michael P. Angelini,
Chairman of the Board

Date: February 26, 2010	By:	*
P. Kevin Condron,
Director

Date: February 26, 2010	By:	*
Neal F. Finnegan,
Director

Date: February 26, 2010	By:	*
David J. Gallitano,
Director

Date: February 26, 2010	By:	*
Gail L. Harrison,
Director

Date: February 26, 2010	By:	*
Wendell J. Knox,
Director

Date: February 26, 2010	By:	*
Robert J. Murray,
Director

Date: February 26, 2010	By:	*
Joseph R. Ramrath,
Director

Date: February 26, 2010	By:	*
Harriett T. Taggart,
Director

Date: February 26, 2010	*By:	/s/ EUGENE M. BULLIS
Eugene M. Bullis,
Attorney-in-fact

SCHEDULE I

THE HANOVER INSURANCE GROUP, INC.

SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES

DECEMBER 31, 2009
(In millions)
Type of investment	Cost (1)	Value	Amount at which shown in the balance sheet(2)

Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$1,019.8	$1,043.7	$1,043.7
States, municipalities and political subdivisions	844.7	832.2	832.2
Foreign governments	3.0	3.0	3.0
Public utilities	455.2	478.1	478.1
All other corporate bonds	2,312.3	2,371.0	2,371.0
Redeemable preferred stocks	4.9	4.4	4.4

Total fixed maturities	4,639.9	4,732.4	4,732.4

Equity securities:
Common stocks:
Banks, trust and insurance companies	0.6	0.6	0.6
Industrial, miscellaneous and all other	38.1	44.0	44.0
Nonredeemable preferred stocks	18.7	24.7	24.7

Total equity securities	57.4	69.3	69.3

Mortgage loans on real estate	14.1	XXXXXX	14.1
Other long-term investments (3)	16.2	XXXXXX	18.2

Total, including investments of discontinued operations	4,727.6	XXXXXX	4,834.0
Less: investments of discontinued operations	(119.7)	XXXXXX	(116.9)

Total, excluding investments of discontinued operations	$4,607.9	XXXXXX	$4,717.1

(1)	For equity securities, represents original cost, and for fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums and accretion of discounts.
(2)	The separate classifications include investment assets classified as discontinued operations on the balance sheet. Investment assets classified as discontinued operations are adjusted in total and are reflected as such in this schedule.
(3)	The cost of other long-term investments differs from the carrying value due to market value changes in the Company’s equity ownership of limited partnership investments.

SCHEDULE II

THE HANOVER INSURANCE GROUP, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY ONLY

STATEMENTS OF INCOME

For the Years Ended December 31	2009	2008	2007
(In millions)

Revenues
Net investment income	$16.5	$15.2	$17.6
Net realized investment (losses) gains	(6.8)	9.0	0.3
Gain from retirement of corporate debt	34.5	—	—
Other income	—	0.6	1.0
Total revenues	44.2	24.8	18.9

Expenses
Interest expense	31.8	40.6	40.6
Employee benefit related expenses	16.4	1.5	7.7
Other net operating expenses	6.9	5.7	2.9
Total expenses	55.1	47.8	51.2
Net loss before income taxes and equity in net income of unconsolidated subsidiaries	(10.9)	(23.0)	(32.3)
Income tax benefit:
Federal	7.4	17.0	11.6
State	—	0.1	0.1
Equity in income of unconsolidated subsidiaries	191.0	92.1	259.4
Income before discontinued operations	187.5	86.2	238.8
Discontinued operations:
Income from operations of discontinued variable life insurance and annuity business, net of taxes (including gain on disposal of $4.9, $12.2 and $8.3 in 2009, 2008 and 2007)	4.9	12.2	13.5
(Loss) gain on other discontinued operations	—	(0.5)	0.8
Gain (loss) on sale of FAFLIC, net of taxes	4.8	(77.3)	—
Net income	$197.2	$20.6	$253.1

The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II (CONTINUED)

THE HANOVER INSURANCE GROUP, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY ONLY

BALANCE SHEETS

December 31	2009	2008
(In millions, except share and per share data)

Assets
Fixed maturities – at fair value (amortized cost of $287.6 and $214.4)	$289.9	$213.9
Equity securities – at fair value (cost of $9.3)	—	9.3
Cash and cash equivalents	3.2	50.4
Investment in unconsolidated subsidiaries	2,333.4	2,081.5
Net receivable from subsidiaries (1)	7.8	45.0
Net receivable from Goldman Sachs	7.0	7.1
Deferred federal income taxes	32.4	26.2
Federal income taxes receivable	2.1	—
Other assets	4.9	11.0

Total assets	$2,680.7	$2,444.4

Liabilities
Federal income taxes payable	$—	$5.8
Expenses and state taxes payable	21.0	18.9
Liability for legal indemnification	7.0	11.3
Interest payable	7.0	12.4
Long-term debt	287.1	508.8
Total liabilities	322.1	557.2
Shareholders’ Equity
Preferred stock, par value $0.01 per share, 20.0 million shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 300.0 million shares authorized, 60.5 million shares issued	0.6	0.6
Additional paid-in capital	1,808.5	1,803.8
Accumulated other comprehensive loss	28.8	(384.8)
Retained earnings	1,141.1	949.8
Treasury stock at cost (13.0 million and 9.6 million shares)	(620.4)	(482.2)
Total shareholders’ equity	2,358.6	1,887.2

Total liabilities and shareholders’ equity	$2,680.7	$2,444.4

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

SCHEDULE II (CONTINUED)

THE HANOVER INSURANCE GROUP, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY ONLY

STATEMENTS OF CASH FLOWS

For the Years Ended December 31	2009	2008	2007
(In millions)

Cash flows from operating activities
Net income	$197.2	$20.6	$253.1
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
(Gain) loss on disposal of FAFLIC	(4.8)	77.3	-
Gain on disposal of variable life insurance and annuity business	(4.9)	(12.2)	(8.3)
Loss (gain) on other discontinued operations	-	0.5	(0.8)
Retirement on corporate debt	(34.5)	-	-
Equity in net income of unconsolidated subsidiaries	(176.5)	(92.1)	(254.0)
Net realized investment gains	(7.7)	(9.0)	(0.3)
(Contributions paid to) dividends received from unconsolidated subsidiaries (1)	(83.7)	117.9	3.1
Deferred federal income tax expense (benefit)	5.6	(1.5)	(1.2)
Change in expenses and taxes payable	(41.4)	13.9	(30.5)
Change in net payable from subsidiaries	7.1	20.0	10.4
Other, net	2.7	(1.6)	(1.8)
Net cash (used in) provided by operating activities	(140.9)	133.8	(30.3)

Cash flows from investing activities
Proceeds from disposals and maturities of available-for-sale fixed maturities	469.3	295.0	119.2
Proceeds from sale of variable life insurance and annuity business, net	-	13.2	12.7
Proceeds from sale of FAFLIC	105.8	-	-
Purchase of available-for-sale fixed maturities	(278.4)	(217.4)	(120.5)
Net cash used to acquire AIX Holdings, Inc.	1.5	(100.9)	-
Net cash provided by the sale of AIX Holdings, Inc. to Hanover Insurance	64.9	-	-
Net cash provided by the sale of assets to Hanover Insurance	38.9	-	-
Net cash used to acquire Verlan Holdings, Inc.	-	(11.9)	-
Other investing activities	-	(2.8)	-
Net cash provided by (used in) investing activities	402.0	(24.8)	11.4

Cash flow from financing activities
Repurchase of long-term debt	(125.9)	-	-
Dividends paid to shareholders	(37.5)	(23.0)	(20.8)
Proceeds from excess tax benefits related to share-based payments	0.1	0.3	1.3
Treasury stock purchased at cost	(148.1)	(58.5)	(1.6)
Exercise of options	3.1	8.2	23.8
Net cash (used in) provided by financing activities	(308.3)	(73.0)	2.7
Net change in cash and cash equivalents	(47.2)	36.0	(16.2)
Cash and cash equivalents, beginning of year	50.4	14.4	30.6
Cash and cash equivalents, end of year	$3.2	$50.4	$14.4

(1) Amounts reflect cash payments made to the parent company for dividends. Investment assets of $136.1 million, $65.1 million and $39.9 million were also transferred to the parent company in 2009, 2008 and 2007, respectively, to settle dividend balances.

The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE III

THE HANOVER INSURANCE GROUP, INC.

SUPPLEMENTARY INSURANCE INFORMATION

DECEMBER 31, 2009
(In millions)
Segments (1)	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Premiums written
Property and Casualty	$286.3	$3,152.1	$1,300.5	$1.8	$2,546.4	$251.7	$1,639.2	$581.3	$346.1	$2,608.7
Interest on Corporate Debt	—	—	—	—	—	0.4	—	—	35.5	—
Eliminations	—	—	—	—	—	—	—	—	(4.4)	—

Total	$286.3	$3,152.1	$1,300.5	$1.8	$2,546.4	$252.1	$1,639.2	$581.3	$377.2	$2,608.7

DECEMBER 31, 2008
(In millions)
Segments (1)	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Premiums written
Property and Casualty	$264.8	$3,201.3	$1,246.3	$1.8	$2,484.9	$258.0	$1,626.2	$556.2	$299.2	$2,518.0
Interest on Corporate Debt	—	—	—	—	—	0.7	—	—	40.6	—
Eliminations	—	—	—	—	—	—	—	—	(6.2)	—

Total	$264.8	$3,201.3	$1,246.3	$1.8	$2,484.9	$258.7	$1,626.2	$556.2	$333.6	$2,518.0

DECEMBER 31, 2007
(In millions)
Segments (1)	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Premiums written
Property and Casualty	$246.8	$3,165.8	$1,155.9	$1.9	$2,372.0	$246.3	$1,457.4	$523.6	$319.9	$2,415.3
Interest on Corporate Debt	—	—	—	—	—	0.7	—	—	40.6	—
Eliminations	—	—	—	—	—	—	—	—	(8.9)	—

Total	$246.8	$3,165.8	$1,155.9	$1.9	$2,372.0	$247.0	$1,457.4	$523.6	$351.6	$2,415.3

(1)

Results of our former Life Companies segment have been reclassified to Discontinued Operations due to the sale of FAFLIC on January 2, 2009. Additionally, the corresponding assets and liabilities of this business are presented as discontinued operations in our Consolidated Balance Sheets.

SCHEDULE IV

THE HANOVER INSURANCE GROUP, INC.

REINSURANCE

DECEMBER 31
(In millions)
2009 (1)	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Premiums:
Property and casualty insurance	$2,824.3	$291.7	$13.8	$2,546.4	0.54%

2008 (1)
Premiums:
Property and casualty insurance	$2,700.0	$241.9	$26.8	$2,484.9	1.08%

2007 (1)
Premiums:
Property and casualty insurance	$2,624.4	$285.2	$32.8	$2,372.0	1.38%

(1)	Premiums related to our former life insurance business have been reclassified to Discontinued Operations due to the sale of FAFLIC on January 2, 2009.

SCHEDULE V

THE HANOVER INSURANCE GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

DECEMBER 31
(In millions)
		Additions
Description 2009	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
Mortgage loans	$1.0	$—	$—	$0.4	$0.6
Allowance for doubtful accounts	5.0 .6	7.4	—	8.5	3.9

	$6.0	$7.4	$—	$8.9	$4.5

2008
Mortgage loans	$1.0	$—	$—	$—	$1.0
Allowance for doubtful accounts	9.2 .6	5.6	—	9.8	5.0

	$10.2	$5.6	$—	$9.8	$6.0

2007
Mortgage loans	$1.0	$—	$—	$—	$1.0
Allowance for doubtful accounts	9.6	8.2	—	8.6	9.2

	$10.6	$8.2	$—	$8.6	$10.2

SCHEDULE VI

THE HANOVER INSURANCE GROUP, INC.

SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS

FOR THE YEARS ENDED DECEMBER 31
(In millions)
Affiliation with Registrant	Deferred policy acquisition costs	Reserves for losses and loss adjustment expenses(2)	Discount, if any, deducted from previous column(1)	Unearned premiums(2)	Net premiums earned	Net investment income
Consolidated Property and Casualty Subsidiaries
2009	$286.3	$3,152.1	$—	$1,300.5	$2,546.4	$251.7

2008	$264.8	$3,201.3	$—	$1,246.3	$2,484.9	$258.0

2007	$246.8	$3,165.8	$—	$1,155.9	$2,372.0	$246.3

		Losses and loss adjustment expenses incurred related to		Amortization of deferred policy acquisition expenses	Paid losses and loss adjustment expenses	Net premiums written
		Current year	Prior years
2009		$1,793.5	$(155.3)	$581.3	$1,759.4	$2,608.7

2008		$1,777.2	$(151.6)	$556.2	$1,712.3	$2,518.0

2007		$1,591.5	$(136.4)	$523.6	$1,522.3	$2,415.3

(1)	The Company does not use discounting techniques.

(2)

Reserves for losses and loss adjustment expenses are shown gross of $1,060.2 million, $988.2 million and $940.6 million of reinsurance recoverable on unpaid losses in 2009, 2008 and 2007, respectively. Unearned premiums are shown gross of prepaid premiums of $70.4 million, $78.3 million and $58.1 million in 2009, 2008 and 2007, respectively.