Form 10-Q
period 2010-03-31
HANOVER INSURANCE GROUP, INC.
filed 2010-05-07
CIK 944695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares outstanding of the registrant’s common stock was 44,844,632 as of May 1, 2010.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited) Three Months Ended March 31,
(In millions, except per share data)	2010	2009
REVENUES
Premiums	$666.5	$632.0
Net investment income	61.1	64.9
Net realized investment gains (losses):
Net realized gains from sales and other	13.6	10.4

Total other-than-temporary impairment losses on securities	(0.5)	(16.5)
Portion of loss previously recognized in other comprehensive income	(2.2)	—

Net other-than-temporary impairment losses on securities recognized in earnings	(2.7)	(16.5)

Total net realized investment gains (losses)	10.9	(6.1)
Fees and other income	8.1	8.1

Total revenues	746.6	698.9

LOSSES AND EXPENSES
Losses and loss adjustment expenses	431.6	428.3
Policy acquisition expenses	154.4	143.1
Other operating expenses	101.3	94.2

Total losses and expenses	687.3	665.6

Income before federal income taxes	59.3	33.3

Federal income tax (benefit) expense:
Current	(28.3)	12.6
Deferred	45.4	0.5

Total federal income tax expense	17.1	13.1

Income from continuing operations	42.2	20.2
Discontinued operations (See Note 3):
Gain from discontinued FAFLIC business	—	5.0
Loss from operations of discontinued accident and health business (net of income tax expense of $0.1 in 2010 and a benefit of $0.1 in 2009)	(0.6)	(3.3)
Gain on disposal of variable life and annuity business	0.2	3.9

Net income	$41.8	$25.8

PER SHARE DATA
Basic
Income from continuing operations	$0.89	$0.40
Discontinued operations:
Gain from discontinued FAFLIC business	—	0.10
Loss from operations of discontinued accident and health business	(0.01)	(0.07)
Gain on disposal of variable life and annuity business	—	0.08

Net income per share	$0.88	$0.51

Weighted average shares outstanding	47.5	51.1

Diluted
Income from continuing operations	$0.88	$0.39
Discontinued operations:
Gain from discontinued FAFLIC business	—	0.10
Loss from operations of discontinued accident and health business	(0.01)	(0.06)
Gain on disposal of variable life and annuity business	—	0.07

Net income per share	$0.87	$0.50

Weighted average shares outstanding	48.2	51.4

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)	(Unaudited) March 31, 2010	December 31, 2009
ASSETS
Investments:
Fixed maturities, at fair value (amortized cost of $4,588.3 and $4,520.3)	$4,742.3	$4,615.6
Equity securities, at fair value (cost of $38.2 and $57.3)	45.9	69.2
Mortgage loans and other long-term investments	28.5	32.3

Total investments	4,816.7	4,717.1

Cash and cash equivalents	209.2	316.5
Accrued investment income	53.9	52.3
Premiums, accounts and notes receivable, net	654.6	590.8
Reinsurance receivable on paid and unpaid losses and unearned premiums	1,188.4	1,197.9
Deferred policy acquisition costs	306.9	286.3
Deferred federal income taxes	164.4	228.6
Goodwill	171.4	171.4
Other assets	368.6	351.2
Assets of discontinued operations	134.4	130.6

Total assets	$8,068.5	$8,042.7

LIABILITIES
Policy liabilities and accruals:
Losses and loss adjustment expenses	$3,187.1	$3,153.9
Unearned premiums	1,365.0	1,300.5

Total policy liabilities and accruals	4,552.1	4,454.4

Expenses and taxes payable	395.7	603.2
Reinsurance premiums payable	53.0	58.5
Long-term debt	632.3	433.9
Liabilities of discontinued operations	133.2	134.1

Total liabilities	5,766.3	5,684.1

Commitments and contingencies (See Note 14)

SHAREHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 20.0 million shares authorized, none issued	—	—
Common stock, $0.01 par value, 300.0 million shares authorized, 60.5 million shares issued	0.6	0.6
Additional paid-in capital	1,799.1	1,808.5
Accumulated other comprehensive income	67.8	28.8
Retained earnings	1,173.8	1,141.1
Treasury stock at cost (15.9 million and 13.0 million shares)	(739.1)	(620.4)

Total shareholders’ equity	2,302.2	2,358.6

Total liabilities and shareholders’ equity	$8,068.5	$8,042.7

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	(Unaudited) Three Months Ended March 31,
(In millions)	2010	2009
PREFERRED STOCK
Balance at beginning and end of period	$—	$—

COMMON STOCK
Balance at beginning and end of period	0.6	0.6

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	1,808.5	1,803.8
Employee and director stock-based awards and other	(9.4)	(1.0)

Balance at end of period	1,799.1	1,802.8

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
NET UNREALIZED APPRECIATION (DEPRECIATION) ON INVESTMENTS AND DERIVATIVE INSTRUMENTS:
Balance at beginning of period	107.7	(276.1)
Net appreciation during the period:
Net appreciation on available-for-sale securities	57.7	48.6
(Provision) benefit for deferred federal income taxes	(20.3)	0.2

	37.4	48.8

Balance at end of period	145.1	(227.3)

DEFINED BENEFIT PENSION AND POSTRETIREMENT PLANS:
Balance at beginning of period	(78.9)	(108.7)
Amounts arising in the period	—	(0.6)
Amortization during the period:
Amount recognized as net periodic benefit cost	2.5	5.0
Provision for deferred federal income taxes	(0.9)	(1.5)

	1.6	2.9

Balance at end of period	(77.3)	(105.8)

Total accumulated other comprehensive income (loss)	67.8	(333.1)

RETAINED EARNINGS
Balance at beginning of period	1,141.1	949.8
Net income	41.8	25.8
Dividends to shareholders	(12.3)	—
Treasury stock issued for less than cost	(3.0)	(1.4)
Recognition of share-based compensation	6.2	2.1

Balance at end of period	1,173.8	976.3

TREASURY STOCK
Balance at beginning of period	(620.4)	(482.2)
Shares purchased at cost	(126.0)	—
Net shares reissued at cost under employee stock-based compensation plans	7.3	3.2

Balance at end of period	(739.1)	(479.0)

Total shareholders’ equity	$2,302.2	$1,967.6

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited) Three Months Ended March 31,
(In millions)	2010	2009
Net income	$41.8	$25.8

Other comprehensive income (loss):
Available-for-sale securities:
Net appreciation during the period	57.7	48.6
(Provision) benefit for deferred federal income taxes	(20.3)	0.2

Total available-for-sale securities	37.4	48.8

Pension and postretirement benefits:
Amounts arising in the period	—	(0.6)
Amortization recognized as net periodic benefit costs:
Net actuarial loss	4.3	6.8
Prior service cost	(1.4)	(1.4)
Transition asset	(0.4)	(0.4)

Total amortization recognized as net periodic benefit costs	2.5	5.0
Provision for deferred federal income taxes	(0.9)	(1.5)

Total pension and postretirement benefits	1.6	2.9

Other comprehensive income	39.0	51.7

Comprehensive income	$80.8	$77.5

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Three Months Ended March 31,
(In millions)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$41.8	$25.8
Adjustments to reconcile net income to net cash used in operating activities:
Gain on disposal of variable life and annuity business	(0.2)	(3.9)
Gain from sale of FAFLIC	—	(5.0)
Net realized investment (gains) losses	(10.2)	9.3
Net amortization and depreciation	4.1	2.3
Stock-based compensation expense	2.8	2.7
Amortization of deferred benefit plan costs	2.5	5.0
Deferred federal income taxes	45.4	0.5
Change in deferred acquisition costs	(19.4)	0.6
Change in premiums and notes receivable, net of reinsurance premiums payable	(68.6)	(12.6)
Change in accrued investment income	(1.4)	(1.6)
Change in policy liabilities and accruals, net	43.6	(43.4)
Change in reinsurance receivable	28.7	14.0
Change in expenses and taxes payable	(177.1)	(58.6)
Other, net	(12.0)	3.4

Net cash used in operating activities	(120.0)	(61.5)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposals and maturities of available-for-sale fixed maturities	232.3	511.6
Proceeds from disposals of equity securities and other investments	25.2	—
Proceeds from mortgages sold, matured or collected	3.6	0.4
Proceeds from the sale of FAFLIC	—	105.8
Cash transferred with sale of FAFLIC	—	(108.1)
Purchase of available-for-sale fixed maturities	(256.4)	(624.2)
Purchase of equity securities and other investments	(0.7)	(7.7)
Net cash used to acquire Benchmark Professional Insurance Service, Inc.	(0.4)	—
Net cash used to acquire Campania Holding Company, Inc	(6.1)	—
Capital expenditures	(2.2)	(0.1)

Net cash used in investing activities	(4.7)	(122.3)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of options	0.8	0.3
Proceeds from the issuance of long term debt	198.0	—
Change in collateral related to securities lending program	(42.8)	0.8
Dividends paid to shareholders	(12.3)	—
Treasury stock purchased at cost	(126.0)	—
Other, net	(0.1)	—

Net cash provided by financing activities	17.6	1.1

Net change in cash and cash equivalents	(107.1)	(182.7)
Net change in cash related to discontinued operations	(0.2)	130.8
Cash and cash equivalents, beginning of period	316.5	397.7

Cash and cash equivalents, end of period	$209.2	$345.8

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

The interim consolidated financial statements of THG include the accounts of The Hanover Insurance Company (“Hanover Insurance”), and Citizens Insurance Company of America (“Citizens”), THG’s principal property and casualty companies; and certain other insurance and non-insurance subsidiaries. These legal entities conduct their operations through several business segments discussed in Note 11. All significant intercompany accounts and transactions have been eliminated. On January 2, 2009, the Company sold First Allmerica Financial Life Insurance Company (“FAFLIC”) to Commonwealth Annuity and Life Insurance Company (“Commonwealth Annuity”), a subsidiary of the Goldman Sachs Group, Inc. (“Goldman Sachs”). Results related to the sale of FAFLIC are reported as discontinued operations. Accounts associated with the accident and health business that was retained by the Company have been classified as assets and liabilities of discontinued operations in the consolidated Balance Sheets (See Note 3 – Discontinued Operations).

The accompanying interim consolidated financial statements reflect, in the opinion of the Company’s management, all adjustments necessary for a fair presentation of the financial position and results of operations. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

2. New Accounting Pronouncements

Recently Implemented Standards

Accounting Standards Codification (“ASC”) 105, Generally Accepted Accounting Principles (“ASC 105”) reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board (“FASB”) into a single source of authoritative generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities. All guidance contained in the ASC carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed “non-authoritative”. ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the guidance included in ASC 105 as of July 1, 2009. The implementation of this guidance changed the Company’s references to GAAP authoritative guidance but did not impact the Company’s financial position or results of operations.

As of April 1, 2009, the Company adopted the guidance included in ASC 320, Investments – Debt and Equity Securities (“ASC 320”), which modifies the assessment of other-than-temporary impairments (“OTTI”) for fixed maturity securities, as well as the method of recording and reporting OTTI. Under the new guidance, if a company intends to sell or more likely than not will be required to sell a fixed maturity security before recovery of its amortized cost basis, the amortized cost of the security is reduced to its fair value, with a corresponding charge to earnings. If a company does not intend to sell the fixed maturity security, or more likely than not will not be required to sell it, the company is required to separate the other-than-temporary impairment into the portion which represents the credit loss and the amount related to all other factors. The amount of the estimated loss attributable to credit is recognized in earnings and the amount related to non-credit factors is recognized in other comprehensive income, net of applicable taxes. A cumulative effect adjustment was recognized by the Company upon adoption of this guidance to reclassify the non-credit component of previously recognized impairments from retained earnings to other comprehensive income. The Company increased the amortized cost basis of these fixed maturity securities and recorded a cumulative effect adjustment of $33.3 million as an increase to retained earnings and reduction to accumulated other comprehensive income. (See further disclosure in Note 8 – Investments).

ASC 805, Business Combinations (“ASC 805”) contains guidance which was intended to provide additional guidance clarifying application issues regarding initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805 was effective for business combinations initiated on or after the first annual reporting period beginning after December 15, 2008. The Company implemented this guidance effective January 1, 2009. Implementing this guidance did not have an effect on the Company’s financial position or results of operations; however, it will likely have an impact on the Company’s accounting for future business combinations, but the effect is dependent upon acquisitions, if any, that are made in the future.

In December 2009, the FASB issued ASC Update 2009-17, Consolidation (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASC Update 2009-17”) which codified Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R). This guidance amends FASB Interpretation No. 46R, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity’s economic performance. This statement also enhances disclosures about a company’s involvement in variable interest entities. ASC Update 2009-17 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. The Company implemented this guidance as of January 1, 2010. The effect of implementing this guidance was not material to the Company’s financial position or results of operations.

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) includes guidance that was issued by the FASB which is to be considered when determining whether or not a transaction is orderly and clarifies the valuation of securities in markets that are not active. This guidance includes information related to a company’s use of judgment, in addition to market information, in certain circumstances to value assets which have inactive markets. This fair value guidance in ASC 820 was effective for interim and annual reporting periods ending after June 15, 2009.

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

In January 2010, the FASB issued ASC Update 2010-06 (Topic 820) – Improving Disclosures about Fair Value Measurements (“ASC Update 2010-06). This update amends ASC 820 and requires new and clarified disclosures for fair value measurements. The guidance requires that transfers in and out of Levels 1 and 2 be disclosed separately, including a description of the reasons for such transfers. Additionally, the reconciliation of fair value measurements of Level 3 assets should separately disclose information about purchases, sales, issuance and settlements in a gross, rather than net disclosure presentation. The guidance further clarifies that fair value disclosures should be separately presented for each class of assets and liabilities and disclosures should be provided for valuation techniques and inputs for both recurring and non-recurring fair value measurements related to Level 2 and Level 3 categories. The disclosure guidance provided in the update is effective for reporting periods beginning after December 15, 2009. The Company implemented this guidance effective at January 1, 2010. Implementing this guidance did not have an effect on the Company’s financial position or results of operations.

The Company applied the provisions of ASC 820 to its financial assets and liabilities upon adoption at January 1, 2008 and adopted the remaining provisions relating to certain nonfinancial assets and liabilities on January 1, 2009. The difference between the carrying amounts and fair values of those financial instruments held upon initial adoption, on January 1, 2008, was recognized as a cumulative effect adjustment to the opening balance of retained earnings and was not material to the Company’s financial position or results of operations. The Company implemented the guidance related to orderly transactions under current market conditions as of April 1, 2009, which also was not material to the Company’s financial position or results of operations. Furthermore, the implementation as of October 1, 2009 of ASC Update No. 2009-05 and ASC Update No. 2009-12 did not have a material effect on the Company’s financial position or results of operations. (See further disclosure in Note 9 – Fair Value).

ASC 855, Subsequent Events (“ASC 855”) and as modified by ASC update 2010-9, Amendments to Certain Recognition and Disclosure Requirements, includes guidance that was issued by the FASB in May 2009, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence of a company’s evaluation of its subsequent events. ASC 855 defines two types of subsequent events, “recognized” and “non-recognized”. Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore, are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company implemented the guidance included in ASC 855 as of April 1, 2009 and the updated guidance as of December 31, 2009. The effect of implementing the guidance was not material to the Company’s financial position or results of operations.

In December 2009, the FASB issued ASC Update 2009-16 Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets (“ASC Update 2009-16”) which codified Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140. This guidance revises FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Extinguishment of Liabilities a replacement of FASB Statement 125 and requires additional disclosures about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. It also eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets, and enhances disclosure requirements. ASC Update 2009-16 is effective prospectively, for annual periods beginning after November 15, 2009, and interim and annual periods thereafter. The Company has implemented this guidance as of January 1, 2010. The effect of implementing this guidance was not material to the Company’s financial position or results of operations.

3. Discontinued Operations

Discontinued operations consist of: (i) FAFLIC’s discontinued operations, including both the loss associated with the sale of FAFLIC on January 2, 2009 and the loss or income resulting from its prior business operations; (ii) losses or gains associated with the sale of the variable life insurance and annuity business in 2005; and (iii) the discontinued accident and health business.

The following table summarizes the results for this discontinued business for the periods indicated:

	(Unaudited) Three Months Ended March 31,
(In millions)	2010	2009
Gain from operations of discontinued FAFLIC business, net of taxes	$—	$5.0
Gain on disposal of variable life and annuity business, net of taxes	$0.2	$3.9
Loss from discontinued accident and health business, net of taxes	$(0.6)	$(3.3)

FAFLIC Discontinued Operations

On January 2, 2009, THG sold its remaining life insurance subsidiary, FAFLIC, to Commonwealth Annuity, a subsidiary of Goldman Sachs. Approval was obtained from the Massachusetts Division of Insurance for a pre-close dividend from FAFLIC consisting of designated assets with a statutory book value of approximately $130 million. Total proceeds from the sale, including the dividend, were approximately $230 million, net of transaction costs. Additionally, coincident with the sale transaction, Hanover Insurance and FAFLIC entered into a reinsurance contract whereby Hanover Insurance assumed FAFLIC’s discontinued accident and health insurance business. THG has also indemnified Commonwealth Annuity for certain litigation, regulatory matters and other liabilities related to the pre-closing activities of the business transferred. The Company recognized, in 2008, a $77.3 million loss associated with this transaction.

The gain from FAFLIC’s discontinued operations was $5.0 million for the three months ended March 31, 2009 and resulted from a change in the Company’s estimate of indemnification liabilities related to the sale.

As of March 31, 2010, the Company’s total gross indemnification liability was $1.2 million. The Company regularly reviews and updates this liability for legal and regulatory matter indemnities. Although the Company believes its current estimate for this liability is appropriate, there can be no assurance that these estimates will not materially increase in the future. Adjustments to this reserve are recorded in the results of the Company in the period in which they are determined.

Variable Life Insurance and Annuity Business

On December 30, 2005, the Company sold its run-off variable life insurance and annuity business to Goldman Sachs, including the reinsurance of 100% of the variable business of FAFLIC. The Company agreed to indemnify Goldman Sachs for certain litigation, regulatory matters and other liabilities relating to the pre-closing activities of the business that was sold. In the first quarter of 2009, the Company recorded a gain of $3.9 million, net of tax, primarily due to a change in the Company’s estimate of indemnification liabilities.

As of March 31, 2010, the Company’s total gross liability for guarantees and indemnifications provided in connection with the disposal of its variable life insurance and annuity business was $5.2 million. The Company regularly reviews and updates this liability for legal and regulatory matter indemnities. Although the Company believes its current estimate for this liability is appropriate, there can be no assurance that these estimates will not materially increase in the future. Adjustments to this reserve are recorded in the results of the Company in the period in which they are determined.

Accident and Health Insurance Business

During 1999, the Company exited its accident and health insurance business, consisting of its Employee Benefit Services business, its Affinity Group Underwriters business and its accident and health assumed reinsurance pool business. Prior to 1999, these businesses comprised substantially all of the former Corporate Risk Management Services segment. Accordingly, the operating results of the discontinued segment have been reported in accordance with Accounting Principles Board Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB Opinion No. 30”). On January 2, 2009, Hanover Insurance directly assumed a portion of the accident and health business; and therefore continues to apply APB Opinion No. 30 to this business. In addition, the remainder of the FAFLIC accident and health business was reinsured by Hanover Insurance and has been reported in accordance with ASC 205.

At March 31, 2010 and December 31, 2009, the portion of the discontinued accident and health business that was directly assumed had assets of $56.5 million and $54.0 million, respectively, consisting primarily of invested assets and reinsurance recoverables, and liabilities of approximately $50.4 million and $48.7 million, respectively, consisting primarily of policy liabilities. At March 31, 2010 and December 31, 2009, the assets and liabilities of this business, as well as those of the reinsured portion of the accident and health business are classified as assets and liabilities of discontinued operations in the Consolidated Balance Sheets.

4. Other Significant Transactions

On March 31, 2010, the Company acquired the Campania Holding Company, Inc. (“Campania”) for approximately $24 million, subject to various terms and conditions. Campania specializes in insurance solutions for the healthcare industry.

On March 22, 2010, the Company paid a dividend of 25 cents per share to its issued and outstanding common stock shareholders of record at the close of business on March 8, 2010. The total dividend paid in the first quarter was $12.3 million. This dividend is the first under a new quarterly dividend schedule, announced on October 8, 2009. On an annualized basis, this dividend represents a 33% increase over the annual dividend of 75 cents, paid in December 2009. The holding company receives dividends from its insurance subsidiaries; such dividends are restricted through state regulation. Both Citizens and Hanover paid dividends to their parent companies in 2009. Citizens cannot pay a dividend to Hanover without the prior approval of the state regulators until June 2010. In June 2010, the maximum amount of this dividend, without the prior approval of state regulators would be $70.3 million. Hanover cannot pay a dividend to the holding company without the prior approval of the state regulators until December 2010. In December 2010, the maximum amount of this dividend, without the prior approval of the state regulators would be $173.7 million.

On February 26, 2010, the Company’s Board of Directors authorized a $100 million increase to its existing common stock repurchase program. This increase was in addition to two previous increases of $100 million each, approved on December 8, 2009 and September 24, 2009. As a result of these most recent increases, the program provides for aggregate repurchases of up to $400 million. Under the repurchase authorizations, the Company may repurchase its common stock from time to time, in amounts and prices and at such times as deemed appropriate, subject to market conditions and other considerations. The Company’s repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. The Company is not required to purchase any specific number of shares or to make purchases by any certain date under this program. On March 30, 2010 and December 8, 2009, the Company entered into accelerated share repurchase agreements with Barclays Bank PLC acting through its agent, Barclays Capital, Inc., for the immediate repurchase of 2.3 million and 2.4 million shares, respectively, of the Company’s common stock at costs of approximately $100.9 million and $100.6 million, respectively. Total repurchases under this program as of March 31, 2010 were 7.9 million shares at a cost of $334.2 million.

On February 23, 2010, the Company issued $200.0 million aggregate principal amount of 7.50% senior unsecured notes due March 1, 2020. The senior debentures are subject to certain restrictive covenants, including limitations on the Company’s ability to incur, issue, assume or guarantee certain secured indebtedness; and the issuance or disposition of capital stock of restricted subsidiaries. These debentures pay interest semi annually on March 1 and September 1.

On December 3, 2009, the Company entered into a renewal rights and asset purchase agreement with OneBeacon Insurance Group (“OneBeacon”). Through this agreement, the Company acquired access to a portion of OneBeacon’s small and middle market commercial business at renewal, including industry programs and middle market niches. Consideration for this transaction was approximately $23 million plus certain additional consideration, and primarily reflects or represents purchased intangible assets, which are included as Other assets in our Consolidated Balance Sheets. The agreement is effective for renewals beginning January 1, 2010.

On September 25, 2009, Hanover Insurance received an advance of $125 million through its membership in the Federal Home Loan Bank of Boston (“FHLBB”) as part of a collateralized borrowing program. This advance bears interest at a fixed rate of 5.50% per annum over a twenty-year term. As collateral to FHLBB, Hanover Insurance has pledged government agency securities with a fair value of $143.9 million and $142.0 million as of March 31, 2010 and December 31, 2009, respectively. The fair value of the collateral pledged must be maintained at certain specified levels of the borrowed amount, which can vary depending on the type of assets pledged. If the fair value of this collateral declines below these specified levels, Hanover Insurance would be required to pledge additional collateral or repay outstanding borrowings. Hanover Insurance is permitted to voluntarily repay the outstanding borrowings at any time, subject to a repayment fee. As a requirement of membership in the FHLBB, Hanover Insurance acquired $2.5 million of FHLBB stock, and as a condition to participating in the FHLBB’s collateralized borrowing program, it was required to purchase additional shares of FHLBB stock in an amount equal to 4.5% of its outstanding borrowings. Such purchases totaled $5.6 million through March 31, 2010. The proceeds from the borrowing were used by Hanover Insurance to acquire AIX Holdings, Inc. (“AIX”) and its subsidiaries from the holding company.

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

On June 29, 2009, prior to liquidating the Trust, the Company completed a cash tender offer to repurchase a portion of its Capital Securities that were issued by the Trust and a portion of its 7.625% Senior Debentures (“Senior Debentures”) due in 2025 that were issued by THG. As of that date, $69.3 million of Capital Securities were tendered at a price equal to $800 per $1,000 of face value. In addition, the Company accepted for tender a principal amount of $77.3 million of Senior Debentures. Depending on the time of tender, holders of the Senior Debentures accepted for purchase received a price of either $870 or $900 per $1,000 of face value. Separately, the Company held $65.0 million of Capital Securities previously repurchased at a discount in the open market prior to the tender offer, and $1.1 million of Senior Debentures. The Company recognized a pre-tax gain of $34.5 million in 2009 as a result of such purchases. During the first quarter of 2010, the Company repurchased $0.4 million of the Junior Debentures at a slight gain. As of March 31, 2010, a principal amount of $165.3 million of their Junior Debentures and $121.6 million of these Senior Debentures, which are not held by the Company, remained outstanding.

5. Debt

Long-term debt consists of the following:

(In millions)	(Unaudited) March 31, 2010	December 31, 2009
Senior debentures (unsecured) maturing March 1, 2020	$199.3	$—
Senior debentures (unsecured) maturing March 16, 2025	121.4	121.4
Holding Company junior subordinated debentures	165.3	165.7
FHLBB borrowing	125.0	125.0
Capital securities	17.3	17.8
Surplus notes	4.0	4.0

	$632.3	$433.9

On February 23, 2010, the Company issued $200 million aggregate principal amount of 7.50% senior unsecured notes due March 1, 2020. The senior debentures are subject to certain restrictive covenants, including limitations on the Company’s ability to incur, issue, assume or guarantee certain secured indebtedness; and the issuance or disposition of capital stock of restricted subsidiaries. These debentures pay interest semi annually (See also Note 4 – Other Significant Transactions). The Company is in compliance with all covenants.

The Company also holds senior unsecured notes issued October 16, 1995 with a face value of $200.0 million. In 2009, the Company repurchased a portion of these senior debentures with a face value of $78.4 million. The remaining senior debentures have a $121.6 million face value, pay interest semi-annually at a rate of 7.625% and mature on October 16, 2025. The senior debentures are subject to certain restrictive covenants, including limitations on the issuance or disposition of stock of restricted subsidiaries and limitations on liens (See also Note 4 – Other Significant Transactions). These securities are subject to certain restrictive covenants, with which the Company is in compliance.

AFC Capital Trust I issued $300.0 million of preferred securities in 1997, the proceeds of which were used to purchase junior subordinated debentures issued by the Company. The Company liquidated the Trust on July 30, 2009. Each holder of Capital Securities as of that date received a principal amount of the Company’s Series B Junior Subordinated Deferrable Interest Debentures equal to the liquidation amount of the Capital Securities held by such holder. These junior subordinated debentures have a face value of $165.3 million and $165.7 million as of March 31, 2010 and December 31, 2009, respectively, and consistent with the capital securities, pay cumulative dividends semi-annually at 8.207% and mature February 3, 2027 (See also Note 4 – Other Significant Transactions). These securities are subject to certain restrictive covenants, with which the Company is in compliance. In addition, the Company holds $3.0 million of capital securities related to Professionals Direct, Inc., and $14.3 million of capital securities related to AIX Holdings, Inc. as of March 31, 2010.

In September 2009, Hanover Insurance received an advance of $125.0 million through its membership in the FHLBB as part of a collateralized borrowing program. This advance bears interest at a fixed rate of 5.50% per annum over a twenty-year term. As collateral to FHLBB, Hanover Insurance has pledged government agency securities with a fair value of $143.9 million and $142.0 million as of March 31, 2010 and December 31, 2009, respectively (See also Note 4 – Other Significant Transactions). The Company is in compliance with the covenants associated with this borrowing.

In June 2007, the Company entered into a $150.0 million committed syndicated credit agreement which expires in June 2010. Borrowings, if any, under this agreement are unsecured and incur interest at a rate per annum equal to, at the Company’s option, a designated base rate or the Eurodollar rate plus applicable margin. The agreement provides covenants, including, but not limited to, maintaining a certain level of equity and an RBC ratio in the Company’s primary property and casualty companies of at least 175% (based on the Industry Scale). The Company is in compliance with the covenants of this agreement. The Company had no borrowings under this line of credit during the first quarter of 2010 and prior. Additionally, the Company had no commercial paper borrowings as of March 31, 2010 and we do not anticipate utilizing commercial paper in the near term. We may not renew or replace this syndicated credit agreement upon expiration.

Interest expense was $9.3 million for the three months ended March 31, 2010 and $35.5 million for the year ended December 31, 2009 and included interest related to the Company’s junior subordinated debentures, FHLBB borrowing, senior debentures, capital securities and surplus notes. All interest expense is recorded in other operating expenses.

6. Federal Income Taxes

Federal income tax expense for the three months ended March 31, 2010 and 2009 has been computed using estimated effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.

The Company or its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company and its subsidiaries are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2005. In September 2009, the Company received a Revenue Agents Report for the 2005 and 2006 IRS audit. The Company has agreed to all proposed adjustments other than a disallowance of Separate Account Dividends Received Deductions for which the Company has requested an Appeals conference. Due to available net operating loss carryovers and the 2005 sale of Allmerica Financial Life Insurance and Annuity Company, the effects of the proposed adjustments do not materially affect the Company’s financial position. The IRS audits of the years 2007 and 2008 commenced in April 2010. The Company and its subsidiaries are still subject to U.S. state income tax examinations by tax authorities for years after 1998.

7. Pension and Other Postretirement Benefit Plans

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

The components of net periodic benefit cost for pension and other postretirement benefit plans are as follows:

	(Unaudited) Three Months Ended March 31,
(In millions)	2010	2009	2010	2009
	Pension Benefits		Postretirement Benefits
Service cost – benefits earned during the period	$—	$—	$—	$—
Interest cost	8.2	8.5	0.7	0.7
Expected return on plan assets	(8.8)	(6.1)	—	—
Recognized net actuarial loss	4.2	6.7	0.1	0.1
Amortization of transition asset	(0.4)	(0.4)	—	—
Amortization of prior service cost	—	—	(1.4)	(1.4)

Net periodic cost (benefit)	$3.2	$8.7	$(0.6)	$(0.6)

On January 4, 2010, the Company made a discretionary contribution of $100 million to the qualified defined benefit pension plan. With this contribution, and based upon the current estimate of liabilities and certain assumptions regarding investment return and other factors, the Company’s qualified defined benefit pension plan is essentially fully funded.

8. Investments

A. Fixed maturities and equity securities

The Company holds investments in fixed maturities and equity securities, which are classified as available for sale, in accordance with ASC 320, Investments – Debt and Equity Securities.

The amortized cost and fair value of available-for-sale fixed maturities and equity securities were as follows:

(In millions)	(Unaudited) March 31, 2010
	Gross Unrealized Losses
	Amortized Cost (1)	Gross Unrealized Gains	Unrealized Losses	OTTI Unrealized Losses (2)	Fair Value
U.S. Treasury securities and U.S. government and agency securities	$352.0	$3.7	$1.7	$—	$354.0
States and political subdivisions	883.4	16.3	17.9	—	881.8
Foreign governments	3.1	—	—	—	3.1
Corporate fixed maturities	2,319.8	156.9	8.2	28.8	2,439.7
Residential mortgage-backed securities	804.8	36.1	1.8	9.2	829.9
Commercial mortgage-backed securities	347.1	15.7	6.8	—	356.0

Total fixed maturities, including assets of discontinued operations	4,710.2	228.7	36.4	38.0	4,864.5
Less: fixed maturities of discontinued operations	(121.9)	(7.3)	(1.0)	(6.0)	(122.2)

Total fixed maturities, excluding discontinued operations	$4,588.3	$221.4	$35.4	$32.0	$4,742.3

Equity securities, excluding discontinued operations	$38.2	$8.9	$1.2	$—	$45.9

(In millions)	December 31, 2009
	Gross Unrealized Losses
	Amortized Cost (1)	Gross Unrealized Gains	Unrealized Losses	OTTI Unrealized Losses (2)	Fair Value
U.S. Treasury securities and U.S. government and agency securities	$355.2	$3.2	$3.7	$—	$354.7
States and political subdivisions	844.7	13.1	25.6	—	832.2
Foreign governments	3.0	—	—	—	3.0
Corporate fixed maturities	2,243.7	131.4	14.3	29.9	2,330.9
Residential mortgage-backed securities	858.8	29.7	3.4	10.7	874.4
Commercial mortgage-backed securities	334.5	10.1	7.4	—	337.2

Total fixed maturities, including assets of discontinued operations	4,639.9	187.5	54.4	40.6	4,732.4
Less: fixed maturities of discontinued operations	(119.6)	(6.0)	(2.0)	(6.8)	(116.8)

Total fixed maturities, excluding discontinued operations	$4,520.3	$181.5	$52.4	$33.8	$4,615.6

Equity securities, excluding discontinued operations	$57.3	$12.2	$0.3	$—	$69.2

(1)	Amortized cost for fixed maturities and cost for equity securities.
(2)

Represents other-than-temporary impairments recognized in accumulated other comprehensive income. Amount excludes net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date of $37.0 million and $30.1 million as of March 31, 2010 and December 31, 2009, respectively.

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

(In millions)	(Unaudited) March 31, 2010
	Amortized Cost	Fair Value
Due in one year or less	$183.4	$186.2
Due after one year through five years	1,345.6	1,413.7
Due after five years through ten years	1,510.3	1,575.5
Due after ten years	1,670.9	1,689.1

Total fixed maturities, including assets of discontinued operations	4,710.2	4,864.5
Less: fixed maturities of discontinued operations	(121.9)	(122.2)

Total fixed maturities, excluding assets of discontinued operations	$4,588.3	$4,742.3

B. Securities in an unrealized loss position

The following tables provide information about the Company’s fixed maturities and equity securities that are in an unrealized loss position at March 31, 2010 and December 31, 2009:

	(Unaudited) March 31, 2010
	12 months or less		Greater than 12 months		Total
(In millions)	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI (1)	Fair Value
Fixed maturities:
Investment grade:
U.S. Treasury securities and U.S. government and agency securities	$0.7	$105.4	$1.0	$5.5	$1.7	$110.9
States and political subdivisions	5.4	226.9	11.7	166.7	17.1	393.6
Corporate fixed maturities	3.2	105.0	8.4	106.3	11.6	211.3
Residential mortgage-backed securities	2.5	38.3	8.5	0.2	11.0	98.5
Commercial mortgage-backed securities	0.5	8.7	6.3	23.4	6.8	32.1

Total investment grade	12.3	484.3	35.9	362.1	48.2	846.4
Below investment grade (2):
States and political subdivisions	0.1	8.8	0.7	2.9	0.8	11.7
Corporate fixed maturities	10.5	98.6	14.9	138.6	25.4	237.2

Total below investment grade	10.6	107.4	15.6	141.5	26.2	248.9

Total fixed maturities	22.9	591.7	51.5	503.6	74.4	1,095.3

Equity securities:
Common equity securities	1.2	8.0	—	—	1.2	8.0

Total (3)	$24.1	$599.7	$51.5	$503.6	$75.6	$1,103.3

(1)

Includes $38.0 million unrealized loss related to other-than-temporary impairment losses recognized in other comprehensive income, of which $13.6 million are below investment grade aged greater than 12 months.

(2)	Substantially all below investment grade securities with an unrealized loss had been rated by the NAIC, Standard & Poor’s or Moody’s at March 31, 2010.
(3)	Includes discontinued accident and health business of $7.0 million in gross unrealized losses with $52.8 million in fair value at March 31, 2010.

	December 31, 2009
	12 months or less		Greater than 12 months		Total
(In millions)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses and OTTI (1)	Fair Value
Fixed maturities:
Investment grade:
U.S. Treasury securities and U.S. government and agency securities	$3.7	$170.8	$—	$—	$3.7	$170.8
States and political subdivisions	9.0	275.2	15.6	176.5	24.6	451.7
Corporate fixed maturities	3.4	115.8	13.3	152.7	16.7	268.5
Residential mortgage-backed securities	6.6	89.1	7.5	62.6	14.1	151.7
Commercial mortgage-backed securities	0.4	13.5	7.0	30.0	7.4	43.5

Total investment grade	23.1	664.4	43.4	421.8	66.5	1,086.2

Below investment grade (2):
States and political subdivisions	0.2	8.7	0.8	8.2	1.0	16.9
Corporate fixed maturities	10.6	84.1	16.9	150.1	27.5	234.2

Total below investment grade	10.8	92.8	17.7	158.3	28.5	251.1

Total fixed maturities	33.9	757.2	61.1	580.1	95.0	1,337.3

Equity securities:
Common equity securities	—	—	0.3	1.4	0.3	1.4

Total (3)	$33.9	$757.2	$61.4	$581.5	$95.3	$1,338.7

(1)

Includes $40.6 million unrealized loss related to other-than-temporary impairment losses recognized in other comprehensive income, of which $14.8 million are below investment grade aged greater than 12 months.

(2)	Substantially all below investment grade securities with an unrealized loss had been rated by the NAIC, Standard & Poor’s or Moody’s at December 31, 2009.
(3)	Includes discontinued accident and health business of $8.8 million in gross unrealized losses with $55.0 million in fair value at December 31, 2009.

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

The following tables provide information on the Company’s gross unrealized losses of fixed maturity securities by credit ratings, including ratings of securities with third party guarantees, as of March 31, 2010 and December 31, 2009.

	(Unaudited) March 31, 2010
(In millions)	AAA	AA	A	BBB	Total investment grade	BB	B	CCC and below	Total below investment grade	Total
U.S. Treasury securities and U.S government and agency securities	$1.7	$—	$—	$—	$1.7	$—	$—	$—	$—	$1.7
States and political subdivisions	1.9	4.3	4.0	6.9	17.1	0.7	—	0.1	0.8	17.9
Corporate fixed maturities	—	1.2	4.1	6.3	11.6	13.0	6.5	5.9	25.4	37.0
Residential mortgage-backed securities	1.5	0.9	0.9	7.7	11.0	—	—	—	—	11.0
Commercial mortgage-backed securities	—	0.6	6.2	—	6.8	—	—	—	—	6.8

Total fixed maturities, including discontinued operations	5.1	7.0	15.2	20.9	48.2	13.7	6.5	6.0	26.2	74.4
Less: losses included in discontinued operations	—	(0.1)	(0.7)	(3.2)	(4.0)	(2.4)	—	(0.6)	(3.0)	(7.0)

Total fixed maturities, excluding discontinued operations	$5.1	$6.9	$14.5	$17.7	$44.2	$11.3	$6.5	$5.4	$23.2	$67.4

	December 31, 2009
(In millions)	AAA	AA	A	BBB	Total investment grade	BB	B	CCC and below	Total below investment grade	Total
U.S. Treasury securities and U.S. government and agency securities	$3.7	$—	$—	$—	$3.7	$—	$—	$—	$—	$3.7
States and political subdivisions	4.1	7.3	4.8	8.4	24.6	0.8	—	0.2	1.0	25.6
Corporate fixed maturities	—	1.4	7.1	8.2	16.7	11.8	9.7	6.0	27.5	44.2
Residential mortgage-backed securities	2.4	1.4	7.9	2.4	14.1	—	—	—	—	14.1
Commercial mortgage-backed securities	0.5	0.8	6.1	—	7.4	—	—	—	—	7.4

Total fixed maturities, including discontinued operations	10.7	10.9	25.9	19.0	66.5	12.6	9.7	6.2	28.5	95.0
Less: losses included in discontinued operations	—	(0.2)	(1.4)	(3.2)	(4.8)	(0.5)	(2.8)	(0.7)	(4.0)	(8.8)

Total fixed maturities, excluding discontinued operations	$10.7	$10.7	$24.5	$15.8	$61.7	$12.1	$6.9	$5.5	$24.5	$86.2

C. Other-than-temporary impairments

For the first three months of 2010, total other-than-temporary impairments on fixed maturities and equity securities were $0.5 million. Of this amount, $2.7 million was recognized in earnings, of which $2.2 million was transferred from unrealized losses in accumulated other comprehensive income, net of taxes.

Of the $2.7 million loss recorded in earnings, $1.8 million was estimated credit losses on fixed maturities for which a portion of the impairment was recognized in other comprehensive income, either in the current or prior periods.

The methodology and significant inputs used to measure the amount of credit losses in the quarter ended March 31, 2010 are as follows:

Asset-backed securities, including commercial and residential mortgage backed securities ($1.6 million) - the Company utilized cash flow estimates based on bond specific facts and circumstances that include collateral characteristics, expectations of delinquency and default rates, loss severity, prepayment speeds and structural support, including subordination and guarantees; and

Corporate bonds ($0.2 million) - the Company utilized a financial model that derives expected cash flows based on probability-of-default factors by credit rating and asset duration and loss-given-default factors based on security type. These factors are based on historical data provided by an independent third-party rating agency.

The following table provides a rollforward of the cumulative amounts related to the Company’s credit loss portion of the OTTI losses on debt securities held as of March 31, 2010 for which the non-credit portion of the loss is included in other comprehensive income:

(In millions)	(Unaudited) Three Months Ended March 31, 2010
Credit losses as of the beginning of the period	$22.1
Credit losses for which an OTTI was not previously recognized	0.2
Additional credit losses on securities for which an OTTI was previously recognized	1.6
Reductions for securities sold during the period	(0.6)

Credit losses as of March 31, 2010	$23.3

D. Proceeds from voluntary sales

The proceeds from voluntary sales of available-for-sale securities and the gross realized gains and gross realized losses on those sales were as follows:

	(Unaudited) Three Months Ended March 31, 2010			(Unaudited) Three Months Ended March 31, 2009
(In millions)	Proceeds from Voluntary Sales	Gross Gains	Gross Losses	Proceeds from Voluntary Sales	Gross Gains	Gross Losses
Fixed maturities	$95.2	$6.0	$—	$381.9	$15.7	$4.9
Equity securities	25.1	6.2	—	—	—	—

9. Fair Value

The Company follows the guidance in ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), as it relates to the fair value of its financial assets and liabilities. ASC 820 provides for a standard definition of fair value to be used in new and existing pronouncements. This guidance requires disclosure of fair value information about certain financial instruments (insurance contracts, real estate, goodwill and taxes are excluded) for which it is practicable to estimate such values, whether or not these instruments are included in the balance sheet. The fair values presented for certain financial instruments are estimates which, in many cases, may differ significantly from the amounts that could be realized upon immediate liquidation.

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

When more than one level of input is used to determine fair value, the financial instrument is classified as Level 2 or 3 according to the lowest level input that has a significant impact on the fair value measurement.

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

The Company utilizes a third party pricing service for the valuation of the majority of its fixed maturity securities and receives one quote per security. When quoted market prices in an active market are available, they are provided by the pricing service as the fair value and such values are classified as Level 1. Since fixed maturities other than U.S. Treasury securities generally do not trade on a daily basis, the pricing service prepares estimates of fair value for those securities using pricing applications based on a market approach. Inputs into the fair value pricing applications which are common to all asset classes include benchmark U.S. Treasury security yield curves, reported trades of identical or similar fixed maturity securities, broker/dealer quotes of identical or similar fixed maturity securities and structural characteristics of the security, such as maturity date, coupon, mandatory principal payment dates, frequency of interest and principal payments and optional principal redemption features. Inputs into the fair value applications that are unique by asset class include, but are not limited to:

•

States and political subdivisions - overall credit quality, including assessments of the level and variability of: sources of payment such as income or property taxes, levies or user fees; credit support such as insurance; state or local economic and political base; natural resource availability; and, susceptibility to natural or man-made catastrophic events such as hurricanes, earthquakes or acts of terrorism.

•

Corporate fixed maturities - overall credit quality, including assessments of the level and variability of: industry economic sensitivity; company financial policies; quality of management; regulatory environment; competitive position; indenture restrictive covenants; and, security or collateral.

•

Residential mortgage backed securities, U.S. agency pass-thrus and collateralized mortgage obligations (“CMOs”) - estimates of prepayment speeds based upon: historical prepayment rate trends; underlying collateral interest rates; geographic concentration; vintage year; borrower credit quality characteristics; interest rate and yield curve forecasts; U.S. government support programs; tax policies; and, delinquency/default trends.

•

Residential mortgage backed securities, non-agency CMOs - estimates of prepayment speeds based upon: historical prepayment rate trends; underlying collateral interest rates; geographic concentration; vintage year; borrower credit quality characteristics; interest rate and yield curve forecasts; U.S. government support programs; tax policies; delinquency/default trends; and severity of loss upon default and length of time to recover proceeds following default.

•

Commercial mortgage-backed securities - overall credit quality, including assessments of the level and variability of: collateral type such as office, retail, residential, lodging, other; geographic concentration by region, state, metropolitan service area and locale; vintage year; historical collateral performance including defeasance, delinquency, default and special servicer trends; and, capital structure support features.

Generally, all prices provided by the pricing service, except actively traded securities with quoted market prices, are reported as Level 2.

The Company holds privately placed fixed maturity securities and certain other fixed maturity securities that do not have an active market and for which the pricing service cannot provide fair values. The Company determines fair values for these securities using either matrix pricing or broker quotes utilizing the market approach. The Company will use observable market data as inputs into the fair value applications, as discussed in the determination of Level 2 fair values, to the extent it is available, but is also required to use a certain amount of unobservable judgment due to the illiquid nature of the securities involved. Unobservable judgment reflected in the Company’s matrix model accounts for estimates of additional spread required by market participants for factors such as issue size, structural complexity, high bond coupon, long maturity term or other unique features. These matrix-priced securities are reported as Level 2 or Level 3, depending on the significance of the impact of unobservable judgment on the security’s value. Additionally, the Company may obtain non-binding broker quotes which are reported as Level 3.

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

Legal Indemnities

Fair values are estimated using probability-weighted discounted cash flow analyses.

Long-term Debt

The fair value of long-term debt is estimated based on quoted market prices. If a quoted market price is not available, fair values are estimated using discounted cash flows that are based on current interest rates and yield curves for debt issuances with maturities and credit risks consistent with the debt being valued.

The estimated fair values of the financial instruments were as follows:

(In millions)	(Unaudited) March 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and cash equivalents	$209.5	$209.5	$316.7	$316.7
Fixed maturities	4,864.5	4,864.5	4,732.4	4,732.4
Equity securities	45.9	45.9	69.3	69.3
Mortgage loans	10.6	11.3	14.1	15.0

Total financial assets, including financial assets of discontinued operations	5,130.5	5,131.2	5,132.5	5,133.4
Less: financial assets of discontinued operations	(122.5)	(122.5)	(117.1)	(117.1)

Total financial assets of continuing operations	$5,008.0	$5,008.7	$5,015.4	$5,016.3

Financial Liabilities
Deposit contracts	$1.4	$1.4	$2.0	$2.0
Legal indemnities	6.4	6.4	7.0	7.0
Long-term debt	632.3	612.5	433.9	387.9

Total financial liabilities of continuing operations (1)	$640.1	$620.3	$442.9	$396.9

(1)	There were no financial liabilities associated with the discontinued operations.

The Company performs a review of the fair value hierarchy classifications and of prices received from its third party pricing service on a quarterly basis. The Company reviews the pricing services’ policy describing its processes, practices and inputs, including various financial models used to value securities. Also, the Company reviews the portfolio pricing. Securities with changes in prices that exceed a defined threshold are verified to independent sources such as Bloomberg. If upon review, the Company is not satisfied with the validity of a given price, a pricing challenge would be submitted to the pricing service along with supporting documentation for its review. The Company does not adjust quotes or prices obtained from the pricing service unless the pricing service agrees with the Company’s challenge. During the three months ended March 31, 2010, the Company did not adjust any prices received from brokers or its pricing service.

Changes in the observability of valuation inputs may result in a reclassification of certain financial assets or liabilities within the fair value hierarchy. Reclassifications between levels of the fair value hierarchy are reported as of the beginning of the period in which the reclassification occurs. As previously discussed, the Company utilizes a third party pricing service for the valuation of the majority of its fixed maturities and equity securities. The pricing service has indicated that it will only produce an estimate of fair value if there is objectively verifiable information to produce a valuation. If the pricing service discontinues pricing an investment, the Company will use observable market data to the extent it is available, but may also be required to make assumptions for market based inputs that are unavailable due to market conditions.

The Company currently holds fixed maturity securities and equity securities for which fair value is determined on a recurring basis. The following tables present for each hierarchy level, the Company’s assets that were measured at fair value at March 31, 2010 and December 31, 2009.

	(Unaudited) Fair Value at March 31, 2010
(In millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury securities and U.S. government and agency securities	$354.0	$106.7	$247.3	$—
States and political subdivisions	881.8	—	866.6	15.2
Foreign governments	3.1	—	3.1	—
Corporate fixed maturities	2,439.7	—	2,386.3	53.4
Residential mortgage-backed securities, U.S. agency backed	653.9	—	653.9	—
Residential mortgage-backed securities, non-agency	176.0	—	174.6	1.4
Commercial mortgage-backed securities	356.0	—	350.1	5.9

Total fixed maturities	4,864.5	106.7	4,681.9	75.9
Equity securities	37.8	32.6	2.4	2.8

Total investment assets at fair value, including assets of discontinued operations	4,902.3	139.3	4,684.3	78.7
Investment assets of discontinued operations at fair value	(122.2)	(0.3)	(121.9)	—

Total investment assets of continuing operations at fair value	$4,780.1	$139.0	$4,562.4	$78.7

	Fair Value at December 31, 2009
(In millions)	Total	Level 1	Level 2	Level 3
Fixed Maturities:
U.S. Treasury securities and U.S. Government and agency securities	$354.7	$100.6	$254.1	$—
States and political subdivisions	832.2	—	816.7	15.5
Foreign governments	3.0	—	3.0	—
Corporate fixed maturities	2,330.9	—	2,292.8	38.1
Residential mortgage-backed securities, U.S. agency backed	689.0	—	689.0	—
Residential mortgage-backed securities, non-agency	185.4	—	185.4	—
Commercial mortgage-backed securities	337.2	—	331.0	6.2

Total fixed maturities	4,732.4	100.6	4,572.0	59.8
Equity securities	60.6	51.0	6.8	2.8

Total investment assets at fair value, including assets of discontinued operations	4,793.0	151.6	4,578.8	62.6
Investment assets of discontinued operations at fair value	(116.9)	(0.3)	(116.6)	—

Total investment assets of continuing operations at fair value	$4,676.1	$151.3	$4,462.2	$62.6

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	(Unaudited) Quarter Ended March 31, 2010
	Fixed Maturities
(In millions)	States and political subdivisions	Corporate	Residential mortgage backed securities, non- agency	Commercial mortgage backed securities	Total	Equities	Total Assets
Balance January 1, 2010	$15.5	$38.1	$—	$6.2	$59.8	$2.8	$62.6
Transfers into Level 3	—	13.5	—	—	13.5	—	13.5
Total gains (losses):
Included in earnings	—	0.1	—	—	0.1	(0.3)	(0.2)
Included in other comprehensive income	0.1	0.1	—	(0.1)	0.1	0.3	0.4
Purchases and sales:
Purchases	—	2.3	1.4	—	3.7	—	3.7
Sales	(0.4)	(0.7)	—	(0.2)	(1.3)	—	(1.3)

Balance March 31, 2010	$15.2	$53.4	$1.4	$5.9	$75.9	$2.8	$78.7

	(Unaudited) Quarter Ended March 31, 2009
	Fixed Maturities
(In millions)	States and political subdivisions	Corporate	Residential mortgage backed securities, U.S. agency backed	Commercial mortgage backed securities	Total	Equities	Total Assets
Balance January 1, 2009	$18.2	$44.5	$6.9	$19.5	$89.1	$1.2	$90.3
Assets of discontinued operations sold with FAFLIC	(0.1)	(3.4)	—	(2.3)	(5.8)	—	(5.8)
Transfers out of Level 3	—	—	—	(7.7)	(7.7)	—	(7.7)
Total (losses) gains:
Included in earnings	(0.2)	0.3	0.2	—	0.3	—	0.3
Included in other comprehensive income	(0.4)	(0.1)	—	—	(0.5)	—	(0.5)
Purchases and sales:
Purchases	2.1	3.5	—	—	5.6	—	5.6
Sales	(0.4)	(2.7)	(7.1)	(0.2)	(10.4)	—	(10.4)

Balance March 31, 2009	$19.2	$42.1	$—	$9.3	$70.6	$1.2	$71.8

During the three months ended March 31, 2010, the Company transferred fixed maturities that were previously classified as Level 2 into Level 3. During the three months ended March 31, 2009, the Company transferred fixed maturities that were previously classified as Level 3 into Level 2. In both years, the transfers were primarily the result of assessing the significance of unobservable inputs on the fair value measurement. There were no transfers in or out of Level 1 during the quarters ended March 31, 2010 or 2009.

The following table summarizes gains and losses due to changes in fair value that are recorded in net income for Level 3 assets.

	(Unaudited) Quarter Ended March 31, 2010			(Unaudited) Quarter Ended March 31, 2009
(In millions)	Other-than- temporary impairments	Net realized investment gains	Total	Other-than- temporary impairments	Net realized investment gains (losses)	Total
Level 3 Assets:
Fixed maturities:
States and political subdivisions	$—	$—	$—	$—	$(0.2)	$(0.2)
Corporate fixed maturities	—	0.1	0.1	—	0.3	0.3
Residential mortgage-backed securities, U.S. agency backed	—	—	—	—	0.2	0.2

Total fixed maturities	—	0.1	0.1	—	0.3	0.3
Equity securities	(0.3)	—	(0.3)	—	—	—

Total assets	$(0.3)	$0.1	$(0.2)	$—	$0.3	$0.3

10. Other Comprehensive Income

The following table provides a reconciliation of gross unrealized investment gains to the net balance shown in the Consolidated Statements of Comprehensive Income:

	(Unaudited) Three Months Ended March 31,
(In millions)	2010	2009
Unrealized appreciation on available-for-sale securities:
Unrealized holding gains arising during period, net of income tax (provision) benefit of $(20.7) in 2010 and $0.2 in 2009	$46.1	$39.5
Less: reclassification adjustment for gains (losses) included in net income, net of income tax expense of $0.4 million in 2010	8.7	(9.3)

Other comprehensive income	$37.4	$48.8

11. Segment Information

The Company’s primary business operations include insurance products and services in three property and casualty operating segments. These segments are Personal Lines, Commercial Lines, and Other Property and Casualty. Personal Lines includes personal automobile, homeowners and other personal coverages, while Commercial Lines includes commercial multiple peril, commercial automobile, workers’ compensation, and other commercial coverages, such as inland marine, bond, specialty program business, professional liability and management liability. In addition, the Other Property and Casualty segment consists of: Opus Investment Management, Inc., which markets investment management services to institutions, pension funds and other organizations; earnings on holding company assets; as well as voluntary pools in which the Company has not actively participated since 1995. Additionally, prior to the sale of FAFLIC on January 2, 2009, the operations included the results of this run-off life insurance and annuity business as a separate segment. This business is now reflected as discontinued operations. The separate financial information of each segment is presented consistent with the way results are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company reports interest expense related to its corporate debt separately from the earnings of its operating segments. Corporate debt consists of the Company’s senior debentures, junior subordinated debentures, capital securities, surplus notes and advances under the Company’s collateralized borrowing program with FHLBB.

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

Summarized below is financial information with respect to business segments:

	(Unaudited) Three Months Ended March 31,
(In millions)	2010	2009
Segment revenues:
Property and Casualty:
Personal Lines	$395.3	$394.8
Commercial Lines	336.2	304.3
Other Property and Casualty	5.3	6.9

Total Property and Casualty	736.8	706.0
Intersegment revenues	(1.1)	(1.0)

Total segment revenues	735.7	705.0
Adjustments to segment revenues:
Net realized investment gains (losses)	10.9	(6.1)

Total revenues	$746.6	$698.9

Segment income before federal income taxes and discontinued operations:
Property and Casualty:
Personal Lines:
GAAP underwriting income (loss)	$6.7	$(26.5)
Net investment income	25.6	27.6
Other income	2.2	2.0

Personal Lines segment income	34.5	3.1
Commercial Lines:
GAAP underwriting (loss) income	(8.8)	15.4
Net investment income	32.0	31.6
Other (loss) income	(0.4)	0.6

Commercial Lines segment income	22.8	47.6
Other Property and Casualty:
GAAP underwriting income	0.3	—
Net investment income	3.5	5.5
Other net expenses	(3.4)	(6.3)

Other Property and Casualty segment income (loss)	0.4	(0.8)

Total Property and Casualty	57.7	49.9
Interest expense on debt	(9.3)	(10.4)

Segment income before federal income taxes	48.4	39.5
Adjustments to segment income:
Net realized investment gains (losses)	10.9	(6.1)
Other items	—	(0.1)

Income from continuing operations before federal income taxes	$59.3	$33.3

Summarized below is financial information with respect to business segments:

	Identifiable Assets
(In millions)	(Unaudited) March 31, 2010	December 31, 2009
Property and Casualty (1)	$7,944.6	$7,922.6
Assets of discontinued operations (2)	134.4	130.6
Intersegment eliminations	(10.6)	(10.5)

Total	$8,068.4	$8,042.7

(1)	The Company reviews assets based on the total Property and Casualty Group and does not allocate between the Personal Lines, Commercial Lines and Other Property and Casualty segments.
(2)	Includes assets related to the Company’s discontinued accident and health insurance business.

12. Stock-based Compensation

Compensation cost and the related tax benefits were as follows:

	(Unaudited) Three Months Ended March 31,
(In millions)	2010	2009
Stock-based compensation expense	$2.8	$2.7
Tax benefit	(1.0)	(0.9)

Stock-based compensation expense, net of taxes	$1.8	$1.8

Stock Options

Information on the Company’s stock option plan activity is summarized below.

	(Unaudited) Three Months Ended March 31, 2010		(Unaudited) Three Months Ended March 31, 2009
(In whole shares and dollars)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	3,131,142	$39.16	2,998,821	$41.02
Granted	389,750	42.45	520,000	34.19
Exercised	(24,550)	33.52	(10,500)	29.64
Forfeited or cancelled	(20,750)	48.39	(26,250)	51.18
Expired	(125,400)	44.91	(184,100)	52.07

Outstanding, end of period	3,350,192	39.31	3,297,971	39.28

Restricted Stock and Restricted Stock Units

The following tables summarize activity information about employee restricted stock and restricted stock units:

	(Unaudited) Three Months Ended March 31, 2010		(Unaudited) Three Months Ended March 31, 2009
(In whole shares and dollars)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Restricted stock and restricted stock units:
Outstanding, beginning of period	700,904	$41.12	470,905	$45.41
Granted	320,525	42.43	273,160	34.22
Vested and exercised	(105,577)	48.31	(4,162)	44.58
Forfeited	(16,310)	40.82	(2,518)	45.66

Outstanding, end of period	899,542	40.75	737,385	41.31

Performance-based restricted stock units:
Outstanding, beginning of period (1)	145,635	$42.79	164,442	$46.10
Granted (1)	41,250	42.15	47,375	34.19
Vested and exercised	(31,558)	48.46	(40,507)	46.28
Forfeited (2)	(15,352)	47.64	—	—

Outstanding, end of period (1)	139,975	40.79	171,310	42.15

(1)

Performance based restricted stock units are based upon the achievement of the performance metric at 100%. These units have the potential to range from 0% to 175% of the shares disclosed, which varies based on grant year and individual participation level. Increases to the 100% target level are reflected as granted in the period in which performance-based stock unit goals are achieved.

(2)

In 2010, 11,472 performance-based stock units were included as forfeited due to completion levels less than 100% for units originally granted in 2007. The weighted average grant date fair value for these awards was $48.46.

13. Earnings Per Share

The following table provides share information used in the calculation of the Company’s basic and diluted earnings per share:

	(Unaudited) Three Months Ended March 31,
(In millions, except per share data)	2010	2009
Basic shares used in the calculation of earnings per share	47.5	51.1
Dilutive effect of securities:
Employee stock options	0.3	0.1
Non-vested stock grants	0.4	0.2

Diluted shares used in the calculation of earnings per share	48.2	51.4

Per share effect of dilutive securities on income from continuing operations and net income	$(0.01)	$(0.01)

Diluted earnings per share for the three months ended March 31, 2010 and 2009 excludes 1.6 million and 3.1 million, respectively, of common shares issuable under the Company’s stock compensation plans, because their effect would be antidilutive.

14. Commitments and Contingencies

LITIGATION

Durand Litigation

On March 12, 2007, a putative class action suit captioned Jennifer A. Durand v. The Hanover Insurance Group, Inc., The Allmerica Financial Cash Balance Pension Plan was filed in the United States District Court for the Western District of Kentucky. The named plaintiff, a former employee who received a lump sum distribution from the Company’s Cash Balance Plan (the “Plan”) at or about the time of her termination, claims that she and others similarly situated did not receive the appropriate lump sum distribution because in computing the lump sum, the Company understated the accrued benefit in the calculation. The Company filed a Motion to Dismiss on the basis that the Plaintiff failed to exhaust administrative remedies, which motion was granted without prejudice in a decision dated November 7, 2007. This decision was reversed by an order dated March 24, 2009 issued by the United States Court of Appeals for the Sixth Circuit, and the case was remanded to the district court.

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

Hurricane Katrina Litigation

The Company has been named as a defendant in various litigation including putative class actions, relating to disputes arising from damages which occurred as a result of Hurricane Katrina in 2005. As of March 31, 2010, there were approximately 50 such cases. These cases have been filed in both Louisiana state courts and federal district courts. These cases generally involve, among other claims, disputes as to the amount of reimbursable claims in particular cases (e.g. how much of the damage to an insured property is attributable to flood and therefore not covered, and how much is attributable to wind, which may be covered), as well as the scope of insurance coverage under homeowners and commercial property policies due to flooding, civil authority actions, loss of landscaping, business interruption and other matters. Certain of these cases claim a breach of duty of good faith or violations of Louisiana insurance claims handling laws or regulations and involve claims for punitive or exemplary damages.

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

REGULATORY AND INDUSTRY DEVELOPMENTS

Certain unfavorable economic conditions may contribute to an increase in the number of insurance companies that are under regulatory supervision. This may result in an increase in mandatory assessments by state guaranty funds, or voluntary payments by solvent insurance companies to cover losses to policyholders of insolvent or rehabilitated companies. Mandatory assessments, which are subject to statutory limits, can be partially recovered through a reduction in future premium taxes in some states. The Company is not able to reasonably estimate the potential impact of any such future assessments or voluntary payments.

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

15. Subsequent Events

There were no subsequent events requiring adjustments to the financial statements. Additionally, there were no subsequent events requiring disclosure.

PART I

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction	32
Executive Overview	32-34
Description of Operating Segments	34
Results of Operations	34-35
Segment Results	36
Property and Casualty	36-50
Discontinued Operations	50-51
Other Items	51-52
Investment Portfolio	52-57
Income Taxes	57-58
Critical Accounting Estimates	58-60
Other Significant Transactions	60-61
Statutory Surplus of Insurance Subsidiaries	62
Liquidity and Capital Resources	62-63
Off-Balance Sheet Arrangements	64
Contingencies and Regulatory Matters	64-66
Risks and Forward-Looking Statements	66
Glossary of Selected Insurance Terms	66-68

Introduction

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist readers in understanding the interim consolidated results of operations and financial condition of The Hanover Insurance Group, Inc. and subsidiaries (“THG”) and should be read in conjunction with the interim Consolidated Financial Statements and related footnotes included elsewhere in this Quarterly Report on Form 10-Q and the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Our results of operations include the accounts of The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America (“Citizens”), our principal property and casualty companies; and certain other insurance and non-insurance subsidiaries. On January 2, 2009, we sold First Allmerica Financial Life Insurance Company (“FAFLIC”) to Commonwealth Annuity and Life Insurance Company (“Commonwealth Annuity”), a subsidiary of The Goldman Sachs Group, Inc. (“Goldman Sachs”). For all prior periods presented, operations from FAFLIC are reflected as discontinued operations.

Executive Overview

Our property and casualty business includes our Personal Lines segment, our Commercial Lines segment and our Other Property and Casualty segment.

With respect to segment results, in the first quarter of 2010, our pre-tax segment earnings improved from the same period in 2009. More favorable current accident year results contributed to the overall improvement. In addition, we recorded pre-tax catastrophe losses of $34.4 million, a decrease of $3.0 million from the same period in 2009. These improvements were partially offset by higher underwriting expenses and decreased favorable development on prior years’ loss and loss adjustment expense (“LAE”) reserves.

We, and the industry in general, continue to experience pricing pressures and in recent years the property and casualty industry has reported overall negative growth. These pressures are particularly acute in Michigan, which accounts for almost 25% of our net written premium. We believe that our ongoing agency relationships, position in the marketplace and strong product set, position us well in Michigan relative to many of our competitors.

We have made an explicit decision to invest further in our business despite the fact that our expense ratio is higher than that of some of our peer companies and other competitors. In Personal Lines, we are investing to improve the competitiveness of our products and in technology and systems enhancements intended to make our interactions with agents more efficient. In Commercial Lines, most of our investments, including the recently announced OneBeacon renewal rights transaction, are directed toward expanding our product capabilities and offerings in various niches and differentiated products, as well as investments in systems improvements. In addition, we recently started to expand our Commercial Lines offerings into selected states in the western part of the country. As a result of these actions, our Commercial Lines net written premiums exceeded our Personal Lines net written premiums for the first time during this quarter.

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

Our Think Hanover initiative is intended to enhance retention and strengthen our value proposition for agents, including by introducing broad and innovative product offerings. In 2009, we introduced a substantially improved product suite (The Hanover Household) and made it easier for agents to write more lines of business per household. We also modified our operating model and agency automation, which is intended to deliver a competitive sales and services experience for agents (Front Line Excellence).

Current market conditions continue to be challenging as pricing pressures and economic conditions remain difficult, especially in Michigan. These competitive and economic pressures have limited our ability to grow and retain business in Michigan, our largest state, and elsewhere. We are working closely with our partner agents in Michigan and our other core states to remain a significant writer with strong margins.

During the first quarter of 2010, we continued our mix management initiatives relating to our Connections® Auto product to improve the overall profitability of the business. We remain focused on reducing our growth in less profitable automobile segments and increasing our multi-car and total account business consistent with our account rounding strategy. We believe that market conditions will remain challenging and competitive in Personal Lines. We experienced relatively flat growth levels in the first quarter of 2010 and expect that trend to continue during the year as the industry continues to be impacted by the difficult economic environment.

We believe that our Connections Auto product will help us profitably grow our market share over time. The Connections Auto product is designed to be competitively priced for a wide spectrum of drivers through its multivariate rating application, which calculates rates based upon the magnitude and correlation of multiple risk factors. At the same time, a core strategy is to broaden our portfolio offerings and write “total accounts”, which are accounts that include multiple personal line coverages for the same customer. Account business historically provides us with stronger margins and superior retention. Total account business represents approximately two-thirds of our Personal Lines business.

Our homeowners product, Connections® Home, is intended to improve our competitiveness for total account business by making it easier and more efficient for our agents to write business with us and by providing more comprehensive coverage options for policyholders. In addition, in 12 states we have introduced a more sophisticated, multi-variate pricing approach to our Homeowners product which is intended to better align rates with the underlying risk of each customer. We plan to continue to implement this price segmentation in our other states. We also continue to refine our products and work closely with high potential agents to increase the percentage of business they place with us and to ensure that it is consistent with our preferred mix of business. Additionally, we remain focused on diversifying our state mix beyond our four core states of Michigan, Massachusetts, New York and New Jersey. We expect these efforts to contribute to profitable growth and improved retention in our Personal Lines segment over time.

Commercial Lines

The Commercial Lines market remains competitive. Price competition requires us to be highly disciplined in our underwriting process to ensure that we write business only at acceptable margins. In certain lines of business where the economy may be a particularly important factor, such as surety and workers’ compensation, we have endeavored to adjust pricing and/or take a more conservative approach to risk selection in order to more appropriately reflect the higher risk of loss.

In December 2009, we entered into a renewal rights agreement with OneBeacon Insurance Group (“OneBeacon”), further strengthening our competitive position and advancing our expansion efforts in the western states. Through the agreement, we acquired access to a portion of OneBeacon’s small and middle market commercial business at renewal, much of which fits into our current industry specific programs and middle market niches. At the same time, the transaction allows for expansion of our segment, niche and industry-specific program business. On January 1, 2010, we began renewing these policies through a reinsurance arrangement with OneBeacon whereby such policies are underwritten on OneBeacon policy forms and using OneBeacon systems. In the second quarter of 2010, we will begin to convert future renewals to our policy forms. We expect this conversion process to extend until late 2011.

We also continue to develop our specialty businesses, which on average are expected to offer higher margins over time and enable us to deliver a more complete product portfolio to our agents and policyholders. Our specialty lines, including marine and bond lines, now account for approximately one third of our Commercial Lines premiums written. Growth in our specialty lines continues to be a significant part of our strategy. Our ongoing focus on expanding our product offerings in specialty businesses is evidenced by our acquisitions. Over the past three years, we have acquired several specialty businesses, including Professionals Direct, Inc. (“PDI”), which we market as Hanover Professionals, a professional liability insurance carrier for principally small to medium-sized legal practices; Verlan Holdings, Inc. (“Verlan”), which we market as Hanover Specialty Industrial, a specialty company providing property insurance to small and medium-sized chemical, paint, solvent and other manufacturing and distribution companies; and AIX Holdings, Inc. (“AIX”), a specialty property and casualty insurance carrier that focuses on underwriting and managing program business. In January 2010, we acquired Benchmark Professional Insurance Services, Inc., a provider of insurance solutions to the design professionals industry, including architects and engineers. Most recently, we acquired Campania Holding Company, Inc. (“Campania”) on March 31, 2010, which specializes in insurance solutions for the healthcare professionals industry, including durable medical equipment suppliers, behavioral health specialists, eldercare providers, and podiatrists. In addition to our specialty lines, we have developed several niche insurance programs, such as for schools, religious institutions and moving and storage companies, and have added additional segmentation to our core middle market commercial products, including real estate, hospitality, wholesale distributors and human services organizations, such as non-profit youth and community service organizations. As a complimentary initiative, we have introduced products focused on management liability, specifically non-profit directors and officers liability and employment practices liability, and coverage for private company directors and officers liability.

In addition, we have made a number of enhancements to our core products and technology platforms that are intended to drive more total account placements in our small commercial business, which we believe will enhance margins. Our focus continues to be on improving and expanding our partnerships with select agents.

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

Investment Portfolio

Recent developments have illustrated that the U.S. and global financial markets and economies, while recovering, remain tenuous as market values have and are expected to continue to fluctuate. Issuers of securities continue to be challenged by adverse business and liquidity circumstances and therefore unanticipated defaults in corporate bonds could increase, particularly with respect to non-investment grade securities. Credit spreads of taxable municipal bonds, corporate bonds and residential mortgage-backed securities tightened during the period, resulting in increased unrealized gains in the first quarter of 2010. The first quarter of 2010 has continued the positive momentum the financial markets experienced in the latter half of 2009; however, uncertainty still exists in these markets, and with respect to the potential impact on our business of the current difficult economy.

Our investment holdings totaled approximately $5 billion at March 31, 2010 and consist primarily of investment grade fixed maturities and cash and cash equivalents, with net unrealized gain positions of approximately $164 million.

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

We report interest expense related to our corporate debt separately from the earnings of our operating segments. Corporate debt consists of our senior debentures, our junior subordinated debentures, capital securities, surplus notes and advances under our collateralized borrowing program with the Federal Home Loan Bank of Boston (“FHLBB”).

Results of Operations

Our consolidated net income includes the results of our three operating segments (segment income), which we evaluate on a pre-tax basis, and our interest expense on debt. Segment income excludes certain items which we believe are not indicative of our core operations. The income of our segments excludes items such as federal income taxes and net realized investment gains and losses, because fluctuations in these gains and losses are determined by interest rates, financial markets and the timing of sales. Also, segment income excludes net gains and losses on disposals of businesses, discontinued operations, restructuring costs, extraordinary items, the cumulative effect of accounting changes and certain other items. Although the items excluded from segment income may be significant components in understanding and assessing our financial performance, we believe segment income enhances an investor’s understanding of our results of operations by highlighting net income attributable to the core operations of the business. However, segment income should not be construed as a substitute for net income determined in accordance with generally accepted accounting principles (“GAAP”).

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

Our consolidated net income for the first quarter of 2010 was $41.8 million, compared to $25.8 million for the same period in 2009. The $16.0 million improvement is primarily due to a $17.0 million improvement in our net realized investment position from a loss of $6.1 million in the first quarter of 2009 to a gain of $10.9 million in the first quarter of 2010. In addition, after-tax segment income increased by $5.6 million, primarily driven by more favorable current accident year results and lower catastrophe losses, partially offset by higher underwriting expenses. These increases were partially offset by a decrease of $6.0 million in earnings from our discontinued operations.

The following table reflects segment income as determined in accordance with generally accepted accounting principles and a reconciliation of total segment income to consolidated net income.

	Three Months Ended March 31,
(In millions)	2010	2009
Segment income before federal income taxes:
Property and Casualty
Personal Lines	$34.5	$3.1
Commercial Lines	22.8	47.6
Other Property and Casualty	0.4	(0.8)

Total Property and Casualty	57.7	49.9
Interest expense on debt	(9.3)	(10.4)

Total segment income before federal income taxes	48.4	39.5

Federal income tax expense on segment income	(16.4)	(13.1)
Net realized investment gains (losses)	10.9	(6.1)
Other non-operating items	—	(0.1)
Federal income tax expense on non-segment income	(0.7)	—

Income from continuing operations, net of taxes	42.2	20.2
Discontinued operations:
Gain from discontinued FAFLIC business, net of taxes	—	5.0
Loss from discontinued accident and health business, net of taxes	(0.6)	(3.3)
Gain on disposal of variable life insurance and annuity business, net of taxes	0.2	3.9

Net income	$41.8	$25.8

Segment Results

The following is our discussion and analysis of the results of operations by business segment. The segment results are presented before taxes and other items which management believes are not indicative of our core operations, including realized gains and losses.

Property and Casualty

The following table summarizes the results of operations for the Property and Casualty group for the periods indicated:

	Three Months Ended March 31,
(In millions)	2010	2009
Net premiums written	$725.2	$629.9

Net premiums earned	$666.5	$632.0
Net investment income	61.1	64.7
Other income	9.2	9.3

Total segment revenues	736.8	706.0

Losses and LAE	431.6	428.3
Policy acquisition expenses	154.4	143.1
Other operating expenses	93.1	84.7

Total losses and operating expenses	679.1	656.1

Segment income	$57.7	$49.9

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

The Property and Casualty group’s segment income increased $7.8 million, or 15.6%, to $57.7 million, in the first quarter of 2010, compared to $49.9 million in the first quarter of 2009. Catastrophe related activity decreased by $3.0 million in the quarter, to $34.4 million, from $37.4 million in the same period of 2009. Excluding the impact of catastrophe related activity, earnings would have increased by $4.8 million. This increase was primarily due to more favorable current accident year results, partially offset by higher underwriting expenses, decreased favorable development on prior years’ reserves and lower net investment income. Current accident year results were more favorable by approximately $21 million, with improvements in both Personal and Commercial Lines. This improvement was partially offset by an increase in underwriting and other operating expenses of approximately $9 million, primarily due to costs associated with our OneBeacon renewal rights transaction and our Commercial Lines westward expansion initiative, increased costs in our specialty business, including our recently acquired subsidiaries, and higher technology costs. Additionally, favorable development on prior years’ loss and loss adjustment expense reserves decreased by approximately $4 million. Net investment income decreased $3.6 million compared to the first quarter of 2009.

Production and Underwriting Results

The following table summarizes GAAP net premiums written and GAAP loss, LAE, expense and combined ratios for the Personal Lines and Commercial Lines segments. GAAP loss, LAE, catastrophe loss and combined ratios shown below include prior year reserve development. These items are not meaningful for our Other Property and Casualty segment.

	Three Months Ended March 31,
	2010			2009
(In millions, except ratios)	GAAP Net Premiums Written	GAAP Loss Ratios (1)(2)	Cata- strophe loss ratios (3)	GAAP Net Premiums Written	GAAP Loss Ratios (1)(2)	Cata- strophe loss ratios (3)
Personal Lines:
Personal automobile	$241.1	60.4	0.3	$249.2	61.7	0.4
Homeowners	99.2	59.2	12.8	89.7	81.6	22.9
Other personal	9.3	31.4	1.0	8.3	32.3	2.0

Total Personal Lines	349.6	59.1	4.3	347.2	66.8	7.1

Commercial Lines:
Workers’ compensation	39.9	51.4	—	33.5	44.0	—
Commercial automobile	63.0	51.2	1.0	48.0	47.8	0.4
Commercial multiple peril	135.4	59.4	14.0	93.1	64.2	11.2
Other commercial	137.0	44.7	3.5	108.1	30.9	1.1

Total Commercial Lines	375.3	51.2	6.2	282.7	46.5	4.2

Total	$724.9	55.5	5.2	$629.9	58.2	5.9

	2010			2009
	GAAP LAE Ratio	GAAP Expense Ratio	GAAP Combined Ratio (4)(5)	GAAP LAE Ratio	GAAP Expense Ratio	GAAP Combined Ratio (4)(5)
Personal Lines	10.2	28.0	97.3	11.5	28.1	106.4
Commercial Lines	8.0	43.5	102.7	6.9	40.6	94.0
Total	9.2	34.9	99.7	9.6	33.3	101.1
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

(5)	Total includes favorable development of $0.3 million for the quarter ended March 31, 2010, which is reflected in our Other Property and Casualty segment.

The following table summarizes GAAP underwriting results for the Personal Lines, Commercial Lines and Other Property and Casualty segments and reconciles it to GAAP segment income.

	Three Months Ended
	March 31, 2010				March 31, 2009
	Personal Lines	Commercial Lines	Other Property and Casualty	Total	Personal Lines	Commercial Lines	Other Property and Casualty	Total
GAAP underwriting profit (loss), excluding prior year reserve development and catastrophes	$7.8	$(12.3)	$—	$(4.5)	$(8.6)	$(6.3)	$—	$(14.9)
Prior year favorable reserve development	14.7	22.1	0.3	37.1	8.1	33.1	—	41.2
Pretax catastrophe effect	(15.8)	(18.6)	—	(34.4)	(26.0)	(11.4)	—	(37.4)

GAAP underwriting profit (loss)	6.7	(8.8)	0.3	(1.8)	(26.5)	15.4	—	(11.1)
Net investment income (1)	25.6	32.0	3.5	61.1	27.6	31.6	5.5	64.7
Fees and other income	3.3	4.4	1.5	9.2	3.5	4.4	1.4	9.3
Other operating expenses	(1.1)	(4.8)	(4.9)	(10.8)	(1.5)	(3.8)	(7.7)	(13.0)

Segment income (loss)	$34.5	$22.8	$0.4	$57.7	$3.1	$47.6	$(0.8)	$49.9

(1)

We manage investment assets for our property and casualty business based on the requirements of the entire Property and Casualty group. We allocate net investment income to each of our Property and Casualty segments based on actuarial information related to the underlying business.

Personal Lines

Personal Lines’ net premiums written increased $2.4 million, or 0.7%, to $349.6 million for the first quarter of 2010. The most significant factors contributing to higher net premiums written were rate increases in automobile and homeowners and growth in policies in force in our targeted growth states. These increases were partially offset by reductions in policies in force in our core states.

Net premiums written in the personal automobile line of business declined 3.3%, primarily as a result of lower policies in force in MA, NY and FL, which we attribute to our efforts to improve or maintain margins in those states. Net premiums written in the homeowners line of business increased 10.6%, resulting from an increase in policies in force of 4.7% at the end of the first quarter of 2010, compared to the first quarter of 2009, and from rate increases. This increase in policies in force reflects increases in the majority of our states, due to our account rounding initiatives.

Personal Lines underwriting profit, excluding prior year reserve development and catastrophes, increased $16.4 million, to $7.8 million, in the first quarter of 2010, compared to a loss of $8.6 million in the first quarter of 2009. This increase was primarily due to more favorable current accident year results of approximately $16 million, primarily due to lower frequency of losses which we attribute to both improved weather and an improved mix towards account business, and to rate increases in both the personal automobile and homeowners lines.

Favorable prior year development during the first three months of 2010 increased by $6.6 million from $8.1 million to $14.7 million. Included in this increase was $2 million of favorable LAE reserve development related principally to a change in cost factors used for establishing unallocated loss adjustment expense reserves.

Although we have been able to obtain rate increases in our Personal Lines markets, our ability to maintain and increase Personal Lines net written premium and to maintain and improve underwriting results could be affected by increasing price competition, regulatory and legal developments and the difficult economic conditions, particularly in Michigan, which is our largest state.

Most of our new personal automobile business and an increasing proportion of our entire personal automobile business, currently approximately 59%, is written with our Connections Auto product, with the remainder written with our legacy products. Connections Auto is designed to match the rate with the underlying risk for segmented groups of customers in a highly competitive marketplace. Because of the competitiveness of this market, it generally has lower margins than our established book of legacy products. Our ability to grow and be profitable will depend, in part, on our ability to improve margins in the Connections Auto product and through our agency-centric, account rounding strategy, particularly as Connections Auto products account for an increasing proportion of our total personal automobile business.

New business, whether written through our Connections Auto or legacy products, generally experiences higher loss ratios than our renewal business, and is more difficult to predict, particularly in states in which we have less experience and data. Our ability to maintain or increase earnings could be adversely affected if the loss ratios for new business on our “rounded” accounts do not meet our expectations. However, we believe that complete accounts offer better profitability and retention over time. Our ability to grow could be adversely affected by adjustments to enhance risk segmentation and by agency management actions.

It is difficult to predict the impact that the current recessionary environment will have on our Personal Lines business. Our ability to increase pricing may continue to be impacted as agents and consumers become more price sensitive, customers shop for policies more frequently or aggressively, and agents increase their utilization of comparative rating models. Additionally, new business premiums, retention levels and renewal premiums may decrease as policyholders reduce coverages or change deductibles to reduce premiums, home values decline, foreclosures increase and policyholders retain older or less expensive automobiles. Additionally, claims frequency could increase as policyholders submit and pursue claims more aggressively than in the past, fraud incidences may increase, or we may experience higher incidents of abandoned properties or poorer maintenance which may also result in more claims activity. We have also experienced higher incidents of claims for uninsured or underinsured policy coverages as a greater percentage of the motoring public eliminates or reduces their liability coverages, thus exposing our policyholders to the greater likelihood of making claims against their own uninsured or underinsured automobile coverages. Our Personal Lines segment could also be affected by an ensuing consolidation of independent insurance agencies.

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

Commercial Lines

Commercial Lines’ net premiums written increased $92.6 million, or 32.8%, to $375.3 million for the first quarter of 2010. This increase was primarily driven by increased premiums associated with the OneBeacon renewal rights transaction of $67.6 million, and growth in our managed program business through AIX, which accounted for $15.1 million, as well as growth in various niche and segmented businesses. Also affecting the overall growth comparison in net premiums was a slight improvement in rate. Renewal retention in our workers’ compensation line decreased compared to the prior year, as we sought to improve our mix of business through a variety of pricing and underwriting actions in a very competitive environment. Additionally, our core lines’ premium was affected by a decrease in exposures in workers’ compensation and commercial multiple peril as a result of the difficult economic conditions.

Commercial Lines underwriting loss, excluding prior year reserve development and catastrophes, increased $6.0 million, to a loss of $12.3 million, in the first quarter of 2010, compared to a loss of $6.3 million in the first quarter of 2009. This change was primarily due to approximately $11 million of higher operating expenses, principally attributable to costs associated with our OneBeacon renewal rights transaction and our westward expansion initiative, increased employee related expenses, and increased costs in our specialty business, including our recently acquired subsidiaries, partially offset by more favorable current accident year results of approximately $5 million. Ex-catastrophe current accident year losses were lower in the current quarter when compared to the prior year quarter, primarily driven by lower frequency of losses in the commercial multiple peril and commercial automobile lines. We attribute the lower loss frequency to improved weather.

Favorable prior year development decreased by $11.0 million in the first quarter of 2010 compared to the same period in the prior year. Included in the current quarter results was approximately $8 million of favorable LAE development, principally related to a change in the cost factors used for establishing unallocated loss adjustment expense reserves. LAE in the first quarter of 2009 included a benefit of approximately $10 million, including $8 million associated with prior accident years, related to a change in our unallocated loss adjustment expense reserving methodology.

We continue to experience significant price competition in all lines of business in our Commercial Lines segment. The industry is also experiencing overall rate decreases. Our ability to increase Commercial Lines’ net premiums written while maintaining or improving underwriting results is expected to be affected by continuing price competition and the difficult economic conditions.

It is difficult to measure and predict the impact of the current difficult economic environment on our Commercial Lines segment. We may continue to experience downward pressure on new business levels, retention and renewal rates and renewal premiums. The overall decline in the economy has resulted in reductions in demand for insurance products and services as more companies cease to do business and there are fewer business start-ups, particularly as small businesses are affected by a decline in overall consumer and business spending. In addition, economic conditions may also continue to impact our surety bond business, especially in the small to middle market contractor business.

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

Other Property and Casualty

Segment income of the Other Property and Casualty segment increased $1.2 million, to $0.4 million for the quarter ended March 31, 2010, from a loss of $0.8 million in the same period of 2009. The increase is primarily due to lower employee benefit costs.

Investment Results

Net investment income before taxes decreased $3.6 million, or 5.6%, to $61.1 million for the quarter ended March 31, 2010. This decrease was primarily due to the utilization of fixed maturities to fund certain corporate actions, such as the 2009 stock and corporate debt repurchases and a $100.0 million contribution to our pension plan on January 4, 2010. The impact of lower new money yields over the past twelve months also contributed to the decline. The average pre-tax yield on fixed maturities was 5.5% for the first quarter of 2010 and 5.8% for the first quarter of 2009. If new money rates remain at their current lower levels, they will result in further declines in average pre-tax investment yields in future periods.

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

IBNR reserve estimates are generally calculated by first projecting the ultimate cost of all claims that have occurred or are expected to occur in the future in aggregate and then subtracting reported losses and loss expenses. Reported losses include cumulative paid losses and loss expenses plus case reserves. The IBNR reserve includes a provision for claims that have occurred but have not yet been reported to us, some of which may not yet be known to the insured, as well as a provision for future development on reported claims. IBNR represents a significant proportion of our total net loss reserves, particularly for long tail liability classes. In fact, approximately 49% of our aggregate net loss reserves at March 31, 2010 were for IBNR losses and loss expenses.

Management’s process for establishing loss reserves is primarily based on the results of our reserving actuaries quarterly reserving process; however, there are a number of other factors in addition to the actuarial point estimates as further described under the section below entitled “Loss and LAE Reserves by Line of Business.” In establishing our loss reserves, we consider facts currently known and the present state of the law and coverage litigation. Based on all information currently available, we believe that the aggregate loss reserves at March 31, 2010 were adequate to cover claims for losses that had occurred as of that date, including both those known to us and those yet to be reported. However, as described below, there are significant uncertainties inherent in the loss reserving process. It is therefore possible that management’s estimate of the ultimate liability for losses that had occurred as of March 31, 2010 may change, which could have a material effect on our results of operations and financial condition.

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

Given the inherent complexity of our loss reserving process and the potential variability of the assumptions used, the actual emergence of losses could vary, perhaps substantially, from the estimate of losses included in our financial statements, particularly in those instances where settlements do not occur until well into the future. Our net loss reserves at March 31, 2010 were $2.1 billion. Therefore, a relatively small percentage change in the estimate of net loss reserves would have a material effect on our results of operations.

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

As discussed below, estimated loss and LAE reserves for claims occurring in prior years developed favorably by $37.1 million and $41.2 million for the quarters ended March 31, 2010 and 2009, respectively, which represents 1.7% and 1.9% of net loss reserves held, respectively.

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

While 56% of our written premium is in short tailed classes of business, most of our loss reserves relate to longer tail liability classes of business. Long tail classes include commercial liability, automobile liability, workers’ compensation and other types of third party coverage. For many liability claims, significant periods of time, ranging up to several years or more, may elapse between the occurrence of the loss, the discovery and reporting of the loss to us and the settlement of the claim. As a result, loss experience in the more recent accident years for the long tail liability coverage has limited statistical credibility because a relatively small proportion of losses in these accident years are reported claims and an even smaller proportion are paid losses. An accident year is the calendar year in which a loss is incurred. Liability claims are also more susceptible to litigation and can be significantly affected by changing contract interpretations, the legal environment and the expense of protracted litigation. Consequently, the estimation of loss reserves for these coverages is more complex and typically subject to a higher degree of variability compared to short tail coverages.

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

In addition, we must consider the uncertain effects of emerging or potential claims and coverage issues that arise as legal, judicial and social conditions change. These issues could have a negative effect on our loss reserves by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims. As a result of these potential issues, the uncertainties inherent in estimating ultimate claim costs on the basis of past experience have further complicated the already complex loss reserving process. For example, in the state of Michigan, tort compensation for non-economic damages (for example, pain and suffering) caused by ownership or use of a motor vehicle is limited by statute to circumstances where the injured person suffered death, serious impairment of body function or permanent serious disfigurement. The application of this statute has been defined by the Supreme Court of Michigan in the so-called Kreiner decision. Accordingly, we establish our actuarial point estimates based upon our understanding of the current state of the law. There have been and currently are efforts to change the controlling statute or judicial interpretation in ways which would expand an injured person’s right to sue for non-economic damages; for example, a decision of the Supreme Court of Michigan which could effect this standard is believed to be imminent. If implemented, such changes may not only impact future claims, but also past claims which are not settled and therefore an unfavorable adjustment to existing loss reserves would likely be required.

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

As noted, the tables below illustrate the relationship between the impact on our actuarial loss reserve estimates of reasonably likely variations to claim reporting patterns and expected actuarial estimates of ultimate loss costs, two key actuarial assumptions used to estimate our net reserves at March 31, 2010, from the assumptions utilized by our actuaries. The five point change to our expected loss ratio selections, which incorporate variability in both ultimate frequency and severity, are within the historical variation present in our prior accident year development. The three month change to reporting patterns represent claims reporting that is both faster and slower than our current reporting assumption for reported loss patterns and this degree of change is within the historical variation present in actual reporting patterns. A faster reporting pattern results in lower indicated net loss reserves due to the presumption that a higher proportion of ultimate claims have been reported thus far; and therefore, a lower proportion of ultimate claims needs to be carried as IBNR. A slower reporting pattern results in higher indicated net loss reserves due to the presumption that a lower proportion of ultimate claims have been reported thus far; and therefore, a higher proportion of ultimate claims needs to be carried as IBNR.

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

Expected Dollar Effect on Actuarial Loss Reserve Estimates

Personal Automobile Bodily Injury

(In millions)

	Change in Expected Loss Ratio
Reporting Pattern	5 points lower	Unchanged	5 points higher
3 months faster	$(15)	$(12)	$(9)
Unchanged	(4)	—	4
3 months slower	20	24	29

Example: Personal Automobile Bodily Injury, if losses are actually developing and emerging three months slower than we anticipate in our models, our actuarial estimate for this coverage would be understated by $24 million. If our assumed payment patterns are consistent with our expectations, but the expected loss ratio in our model is 5% too low, then our actuarial estimate for this coverage would be understated by $4 million.

Expected Dollar Effect on Actuarial Loss Reserve Estimates

Workers’ Compensation Indemnity

(In millions)

	Change in Expected Loss Ratio
Reporting Pattern	5 points lower	Unchanged	5 points higher
3 months faster	$(4)	$(1)	$2
Unchanged	(3)	—	3
3 months slower	(1)	3	7

Workers’ Compensation Medical

(In millions)

	Change in Expected Loss Ratio
Reporting Pattern	5 points lower	Unchanged	5 points higher
3 months faster	$(5)	$(3)	$(2)
Unchanged	(2)	—	2
3 months slower	—	2	4

Commercial Multiple Peril Liability

(In millions)

	Change in Expected Loss Ratio
Reporting Pattern	5 points lower	Unchanged	5 points higher
3 months faster	$(5)	$(2)	$1
Unchanged	(3)	—	3
3 months slower	2	6	9

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

The table below shows our recorded reserves, net of reinsurance, and the related actuarial reserve point estimates by line of business at March 31, 2010 and December 31, 2009.

	March 31, 2010		December 31, 2009
(In millions)	Recorded Net Reserves	Actuarial Point Estimate	Recorded Net Reserves	Actuarial Point Estimate
Personal Automobile	$652.7	$618.4	$663.6	$632.9
Homeowners	106.4	99.5	88.6	83.9
Other Personal Lines	20.0	18.9	20.2	19.2
Workers’ Compensation	328.5	318.6	334.5	324.6
Commercial Automobile	155.4	150.3	157.4	152.2
Commercial Multiple Peril	402.1	382.8	395.3	372.7
Other Commercial Lines	332.2	319.7	287.5	274.8
Asbestos and Environmental	11.3	11.4	11.3	11.4
Pools and Other	123.7	123.7	133.5	133.5

Total	$2,132.3	$2,043.3	$2,091.9	$2,005.2

At March 31, 2010 and December 31, 2009, total recorded net reserves were 4.4% and 4.3% greater than actuarially indicated reserves, respectively. The principal factors considered by management, in addition to the actuarial point estimates, in determining the recorded reserves vary by line of business.

In our Commercial Lines segment, management considered the growth in our specialty lines, including our acquisitions over the past few years, inland marine and bond businesses, product mix changes and recent adverse frequency and severity trends in certain coverages. Management considered the product mix change in our bond business towards a greater proportion of contract surety bonds where higher loss trends have emerged in recent quarters related to declining general economic conditions. Additionally, management considered the potential for adverse development in workers’ compensation where losses tend to emerge over long periods of time, trends are cyclical related to general economic conditions, and rising medical costs, while moderating, have continued to be a concern. With the growth of our specialty lines, we are modestly increasing our exposure to longer-tailed liability lines and there is less historical experience and less actuarial data available, all of which results in less certainty when estimating ultimate reserves. In our commercial multiple peril line, management considered the potential for adverse development due to increasing legal defense costs related to exposures, such as personal injury, advertising injury, Chinese drywall, and other complex cases that may continue to trend higher than expected.

In our Personal Lines segment, management considered the potential impact of the Michigan Supreme Court’s pending review of the so-called Kreiner decision, the adverse automobile personal and bodily injury frequency and development trends in the 2008 and 2009 accident years and the related potential for continued adverse trends due to costs shifting from health insurers to property and casualty insurers resulting from continued economic concerns and health insurance coverage trends, all of which have added additional uncertainty to future development in our personal automobile line. Additionally, management considered the growth in our new business in a number of states where there is additional uncertainty in the ultimate profitability and development of reserves due to the unseasoned nature of our new business and new agency relationships in these markets. Although our experience and data in these areas is growing with the passage of time, a sufficient number of years of actuarial data is not yet available to base loss estimates solely on this data in new geographical areas and agency relationships and with new products. As a result, there is less certainty when estimating ultimate reserves and more judgment by management is required. In our homeowners line, management also considered the potential for adverse development related to catastrophe losses.

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and LAE as follows:

	Three Months Ended March 31,
(In millions)	2010	2009
Reserve for losses and LAE, beginning of period	$3,152.1	$3,201.3
Incurred losses and LAE, net of reinsurance recoverable:
Provision for insured events of current year	468.4	469.3
Decrease in provision for insured events of prior years; favorable development	(37.1)	(41.2)

Total incurred losses and LAE	431.3	428.1

Payments, net of reinsurance recoverable:
Losses and LAE attributable to insured events of current year	131.5	148.3
Losses and LAE attributable to insured events of prior years	289.6	318.4

Total payments	421.1	466.7

Change in reinsurance recoverable on unpaid losses	(14.4)	(6.2)
Purchase of Campania	37.2	—

Reserve for losses and LAE, end of period	$3,185.1	$3,156.5

The table below summarizes the gross reserve for losses and LAE by line of business.

(In millions)	March 31, 2010	December 31, 2009
Personal Automobile	$1,290.3	$1,303.4
Homeowners and Other	156.4	140.1

Total Personal	1,446.7	1,443.5

Workers’ Compensation	516.2	524.1
Commercial Automobile	213.5	217.4
Commercial Multiple Peril	456.3	449.7
Other Commercial	552.4	517.4

Total Commercial	1,738.4	1,708.6

Total reserve for losses and LAE	$3,185.1	$3,152.1

The total reserve for losses and LAE as disclosed in the above table increased by $33.0 million for the quarter ended March 31, 2010.

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

The following table summarizes the change in provision for insured events of prior years.

	Three Months Ended March 31,
(In millions)	2010	2009
(Decrease) increase in loss provision for insured events of prior years:
Personal Automobile	$(10.1)	$(14.0)
Homeowners and Other	(0.5)	5.6

Total Personal	(10.6)	(8.4)

Workers’ Compensation	(4.9)	(6.9)
Commercial Automobile	(1.1)	(2.9)
Commercial Multiple Peril	(3.1)	(2.5)
Other Commercial	(3.5)	(10.9)

Total Commercial	(12.6)	(23.2)

Voluntary Pools	(0.3)	—

Decrease in loss provision for insured events of prior years	(23.5)	(31.6)
Decrease in LAE provision for insured events of prior years	(13.6)	(9.6)

Decrease in total loss and LAE provision for insured events of prior years	$(37.1)	$(41.2)

Estimated loss reserves for claims occurring in prior years developed favorably by $23.5 million and $31.6 million during the first quarters of 2010 and 2009, respectively. The favorable loss reserve development during the first quarter of 2010 is primarily the result of lower than expected frequency and severity in the personal automobile line across all coverages, primarily in the 2009 accident year and lower than expected severity in the workers’ compensation line, primarily in the 2009 and 2008 accident years. In addition, lower than expected severity in the commercial multiple peril, inland marine and commercial umbrella lines contributed to the favorable development, primarily in the 2009 and 2007 accident years.

The favorable loss reserve development during the first quarter of 2009 is primarily the result of lower than expected frequency of bodily injury in the personal automobile line, primarily in the 2006 and 2007 accident years, and lower than expected severity workers’ compensation line primarily in the 2002 through 2006 accident years. In addition, lower than expected severity in the bond and commercial umbrella lines contributed to the favorable development. Partially offsetting the favorable development was unfavorable non-catastrophe weather-related loss development, primarily in the commercial property, homeowners and personal automobile physical damage lines of business.

During the first quarters of 2010 and 2009, estimated LAE reserves for claims occurring in prior years developed favorably by $13.6 million and $9.6 million, respectively. In 2009, we changed our unallocated loss adjustment expense reserving methodology from that based on cash payments to that based on unit costs, which resulted in a $10.0 million benefit, of which $8.0 million related to prior years. We believe that the methodology based on unit costs is more representative of our future costs of settling our existing claims. The 2010 amount includes $9.8 million of favorable development resulting from a change in the cost factors used for establishing unallocated loss adjustment expense reserves.

Although we have experienced significant favorable development in both losses and LAE in recent years, there can be no assurance that this level of favorable development will occur in the future. We believe that we will experience less favorable prior year development in future years than we experienced recently. The factors that resulted in the favorable development of prior year reserves, including the aforementioned changes in LAE reserves, are considered in our ongoing process for establishing current accident year reserves. In light of our recent years of favorable development, the factors driving this development were considered to varying degrees in setting the more recent years’ accident year reserves. As a result, we expect the current and most recent accident year reserves not to develop as favorably as they have in the past. In light of the significance, in recent periods, of favorable development to our Property and Casualty group’s segment income, declines in favorable development could be material to our results of operations.

Asbestos and Environmental Reserves

Although we attempt to limit our exposures to asbestos and environmental damage liability through specific policy exclusions, we have been and may continue to be subject to claims related to these exposures. Ending loss and LAE reserves for all direct business written by our property and casualty companies related to asbestos and environmental damage liability, included in the reserve for losses and LAE, were $11.3 million at March 31, 2010 and December 31, 2009, net of reinsurance of $19.9 million at March 31, 2010 and December 31, 2009. In recent years average asbestos and environmental payments have declined modestly. As a result of our historical direct underwriting mix of Commercial Lines policies toward smaller and middle market risks, past asbestos and environmental damage liability loss experience has remained minimal in relation to our total loss and LAE incurred experience.

In addition, and not included in the numbers above, we have established loss and LAE reserves for assumed reinsurance pool business with asbestos and environmental damage liability of $38.0 million and $45.6 million at March 31, 2010 and December 31, 2009, respectively. These reserves relate to pools in which we have terminated our participation; however, we continue to be subject to claims related to years in which we were a participant. The $7.6 million decrease in these reserves during the current quarter was primarily due to a large claim settlement within these pools. A significant part of our pool reserves relates to our participation in the Excess and Casualty Reinsurance Association (“ECRA”) voluntary pool from 1950 to 1982. In 1982, the pool was dissolved and since that time, the business has been in runoff. Our percentage of the total pool liabilities varied from 1% to 6% during these years. Our participation in this pool has resulted in average paid losses of approximately $2 million annually over the past ten years. Because of the inherent uncertainty regarding the types of claims in these pools, we cannot provide assurance that our reserves will be sufficient.

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

FAFLIC Discontinued Operations

On January 2, 2009, we sold our remaining life insurance subsidiary, FAFLIC, to Commonwealth Annuity, a subsidiary of Goldman Sachs. In connection with the sale, FAFLIC paid a dividend consisting of designated assets with a statutory book value of approximately $130 million. Total net proceeds from the sale, including the dividend, were approximately $230 million, net of transaction costs. Additionally, coincident with the sale transaction, Hanover Insurance and FAFLIC entered into a reinsurance contract whereby Hanover Insurance assumed FAFLIC’s discontinued accident and health insurance business. We also agreed to indemnify Commonwealth Annuity for certain litigation, regulatory matters and other liabilities related to the pre-closing activities of the business transferred. We recognized, in 2008, a $77.3 million loss associated with this transaction.

The following table summarizes the results for this discontinued business for the periods indicated:

	Three Months Ended March 31,
(In millions)	2010	2009
Gain from operations of discontinued
FAFLIC business	$—	$5.0

The gain from FAFLIC’s discontinued operations was $5.0 million for the three months ended March 31, 2009 and resulted primarily from a change in our estimate of indemnification liabilities related to the sale.

In connection with the sales transaction, we agreed to indemnify Commonwealth Annuity for certain legal, regulatory and other matters that existed as of the sale and established a gross liability of $9.9 million. As of March 31, 2010, our total gross liability was $1.2 million. Although we believe our current estimate for this liability is appropriate, there can be no assurance that this estimate will be sufficient to pay future expenses associated with these guarantees.

Variable Life Insurance and Annuity Business

On December 30, 2005, we sold our run-off variable life insurance and annuity business to Goldman Sachs and indemnified Goldman Sachs for certain litigation, regulatory matters and other liabilities relating to the pre-closing activities. Results currently consist primarily of expense and recoveries relating to indemnification obligations incurred in connection with this sale. The following table summarizes the results for this discontinued business for the periods indicated:

	Three Months Ended March 31,
(In millions)	2010	2009
Gain on disposal of variable life insurance and annuity business, net of taxes	$0.2	$3.9

For the quarter ended March 31, 2009, we recorded a gain of $3.9 million, net of tax, primarily related to a change in our estimate of indemnification liabilities related to the 2005 sale of this business.

As of March 31, 2010, our total gross liability for guarantees and indemnifications provided in connection with the disposal of our former variable life insurance and annuity business was $5.2 million. Although we believe our current estimate for this liability is appropriate, there can be no assurance that this estimate will be sufficient to pay future expenses associated with these guarantees.

Accident and Health Business

During the quarters ended March 31, 2010 and 2009, we recognized losses from our discontinued accident and health business of $0.6 million and $3.3 million, respectively. Losses in both periods primarily reflect realized investment losses due to impairments.

Other Items

Net realized gains on investments were $10.9 million in the first quarter of 2010 compared to net realized losses of $6.1 million in the same period of 2009. Net realized gains in 2010 are due to $13.6 million of gains recognized primarily from the sale of fixed maturities and equity securities, partially offset by $2.7 million of impairments from both fixed maturities and equity securities. Net realized losses in 2009 are primarily due to $16.5 million of impairments from both fixed maturities and equity securities, partially offset by $10.4 million of gains recognized from the sale of fixed maturities.

Net income includes the following items net of taxes:

	Three Months Ended March 31, 2010
	Property and Casualty
(In millions)	Personal Lines	Commercial Lines	Other Property and Casualty (2)	Discontinued Operations	Total
Net realized investment gains (1)	$5.9	$4.6	$0.4	—	$10.9
Loss from discontinued accident and health business	—	—	—	(0.6)	(0.6)
Gain on disposal of variable life insurance and annuity business	—	—	—	0.2	0.2

	Three Months Ended March 31, 2009
	Property and Casualty
(In millions)	Personal Lines	Commercial Lines	Other Property and Casualty (2)	Discontinued Operations	Total
Net realized investment losses (1)	$(3.3)	$(2.8)	$—	—	$(6.1)
Other non-segment items	—	—	(0.1)	—	(0.1)
Gain from operations of discontinued FAFLIC business	—	—	—	5.0	5.0
Loss from discontinued accident and health business	—	—	—	(3.3)	(3.3)
Gain on disposal of variable life insurance and annuity business	—	—	—	3.9	3.9

(1)

We manage investment assets for our property and casualty business based on the requirements of the entire property and casualty group. We allocate the investment income, expenses and realized gains (losses) to our Personal Lines, Commercial Lines and Other Property and Casualty segments based on actuarial information related to the underlying businesses.

(2)	Includes corporate eliminations.

Investment Portfolio

We held general account investment assets diversified across several asset classes, as follows:

	March 31, 2010		December 31, 2009
(In millions, except percentage data)	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
Fixed maturities (1)	$4,864.5	94.5%	$4,732.4	91.9%
Equity securities (1)	45.9	0.9	69.3	1.3
Mortgages	10.6	0.2	14.1	0.3
Cash and cash equivalents (1)	209.5	4.1	316.7	6.1
Other long-term investments	17.9	0.3	18.2	0.4

Total, including assets of discontinued operations (2)	5,148.4	100.0%	5,150.7	100.0%
Investment assets of discontinued operations (2)	(122.5)		(117.1)

Total investment assets of continuing operations	$5,025.9		$5,033.6

(1)	We carry these investments at fair value.
(2)	Investment assets of discontinued operations include our discontinued accident and health business.

Investment Assets

The following discussion includes the investment assets of our continuing operations, as well as the investment assets of our discontinued accident and health business.

Total investment assets were essentially unchanged during the first three months of 2010, decreasing 0.04%, or $2.3 million. An increase in fixed maturity securities of $132.1 million was more than offset by declines in cash and cash equivalents of $107.2 million, equities of $23.4 million and mortgage loans of $3.5 million. The increase in fixed maturities is primarily due to market value appreciation, investment of a portion of the proceeds from our senior debt issuance and investment assets acquired with our new subsidiary, Campania. The net decrease in cash and cash equivalents is primarily attributable to a $100 million contribution to our pension plan on January 4, 2010.

Our fixed maturity portfolio is comprised primarily of investment grade corporate securities, taxable and tax-exempt issues of state and local governments, residential mortgage-backed securities, commercial mortgage-backed securities, U.S. government and agency securities and asset-backed securities.

The following table provides information about the investment type and credit quality of our fixed maturities portfolio:

	March 31, 2010
(In millions, except percentage data) Investment Type	Rating Agency Equivalent Designation	Amortized Cost	Fair Value	Net Unrealized Gain (Loss) (1)	Change in Net Unrealized for the Period
Corporates:

NAIC 1	Aaa/Aa/A	$869.7	$912.5	$42.8	$10.5
NAIC 2	Baa	1,055.7	1,118.0	62.3	13.8
NAIC 3 and below	Ba, B, Caa and lower	327.3	338.9	11.6	7.7

Total Corporates		2,252.7	2,369.4	116.7	32.0

Asset-backed:
Residential mortgage-backed securities		804.8	829.9	25.1	9.5
Commercial mortgage-backed securities		347.1	356.0	8.9	6.2
Asset-backed securities		70.2	73.4	3.2	0.7
Municipals:
Taxable		716.4	711.0	(5.4)	11.2
Tax exempt		167.0	170.8	3.8	(0.3)
U.S. government		352.0	354.0	2.0	2.5

Total fixed maturities (2)		$4,710.2	$4,864.5	$154.3	$61.8

(1)	Includes $38.0 million unrealized loss related to other-than-temporary impairment losses recognized in other comprehensive income.
(2)	Includes discontinued accident and health business of $121.9 million in amortized cost and $122.2 million in fair value at March 31, 2010.

During the first three months of 2010, our net unrealized gains increased $61.8 million, or 67%, to a net unrealized gain of $154.3 million at March 31, 2010 from $92.5 million at December 31, 2009.

Amortized cost and carrying value by rating category were as follows:

		March 31, 2010			December 31, 2009
(In millions, except percentage data) NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost	Carrying Value	% of Total Carrying Value	Amortized Cost	Carrying Value	% of Total Carrying Value
1	Aaa/Aa/A	$3,158.0	$3,242.6	66.7%	$3,120.8	$3,168.0	66.9%
2	Baa	1,207.4	1,266.4	26.0	1,198.0	1,240.3	26.2
3	Ba	142.4	141.6	2.9	138.2	130.5	2.8
4	B	115.9	121.1	2.5	93.1	98.0	2.1
5	Caa and lower	81.1	85.5	1.8	84.0	88.0	1.9
6	In or near default	5.4	7.3	0.1	5.8	7.6	0.1

Total fixed maturities (1)		$4,710.2	$4,864.5	100.0%	$4,639.9	$4,732.4	100.0%

(1)

Includes discontinued accident and health business of $121.9 million in amortized cost and $122.2 million in fair value at March 31, 2010 and $119.6 million in amortized cost and $116.8 million in fair value at December 31, 2009.

Based on ratings by the National Association of Insurance Commissioners (“NAIC”), approximately 93% of our fixed maturity portfolio consisted of investment grade securities at March 31, 2010 and December 31, 2009.

The quality of our fixed maturity portfolio remains strong based on ratings, capital structure position, support through guarantees, underlying security, parent ownership and yield curve position. We do not hold any securities in the following sectors: subprime mortgages, either directly or through our mortgage-backed securities; collateralized debt obligations; collateralized loan obligations; or credit derivatives. Commercial mortgage-backed securities (“CMBS”) constitute $356.0 million of our invested assets, of which approximately 20% is fully defeased with U.S. government securities. The portfolio is seasoned, with approximately 74% of our CMBS holdings from pre-2005 vintages, 10% from the 2007 vintage, 7% from the 2006 vintage and 9% from the 2005 vintage. The CMBS portfolio is of high quality with approximately 78% being AAA rated and 22% rated AA or A. The CMBS portfolio has a weighted average loan-to-value ratio of approximately 71% and credit enhancement of approximately 24% as of March 31, 2010. Our municipal bond portfolio constitutes approximately 17% of invested assets and is substantially all investment grade. Financial guarantor insurance enhanced municipal bonds were $269.4 million, or approximately 31% of our municipal bond portfolio as of March 31, 2010. Without regard to the insurance enhancement, 98% of our municipal bond portfolio is investment grade as of March 31, 2010.

At March 31, 2010, $74.0 million of our fixed maturities were invested in traditional private placement securities compared to $77.9 million at December 31, 2009. Fair values of traditional private placement securities are determined either by a third party broker or by pricing models that use discounted cash flow analyses.

Our fixed maturity and equity securities are classified as available-for-sale and are carried at fair value. Financial instruments whose value is determined using significant management judgment or estimation constitute less than 2% of the total assets and liabilities we measured at fair value. (See also Note 9 – Fair Value).

Although we expect to invest new funds primarily in cash, cash equivalents and investment grade fixed maturities, we have invested, and may continue to invest a small portion of funds in common equity securities and below investment grade fixed maturities and other assets. The average earned yield on fixed maturities was 5.5% for the quarter ended March 31, 2010 and for the year ended December 31, 2009. If new money rates remain at their current lower levels, they will result in a decline in average pre-tax investment yields in future periods.

Other-than-Temporary Impairments

For the first three months of 2010, we recognized $2.7 million of other-than-temporary impairments on fixed maturities and equity securities in earnings, of which $1.8 million was estimated credit losses on debt securities, $0.6 million related to a debt security that we intend to sell, and $0.3 million related to common stock. Other-than-temporary impairments recognized in earnings during the first three months of 2010 primarily included losses on above investment grade residential mortgage backed securities of $1.6 million and a below investment grade municipal bond of $0.6 million. For the three months ended March 31, 2009, we recognized other-than-temporary impairments of $16.5 million, which included $8.8 million related to below investment grade fixed maturities in the industrial sector and $7.7 million to perpetual preferred securities in the finance sector.

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

Unrealized Losses

The following tables provide information about our fixed maturities and equity securities that are in an unrealized loss position.

	March 31, 2010
	12 months or less		Greater than 12 months		Total
(In millions)	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI (1)	Fair Value
Fixed maturities:
Investment grade:
U.S. Treasury securities and U.S. government and agency securities	$0.7	$105.4	$1.0	$5.5	$1.7	$110.9
States and political subdivisions	5.4	226.9	11.7	166.7	17.1	393.6
Corporate fixed maturities	3.2	105.0	8.4	106.3	11.6	211.3
Residential mortgage-backed securities	2.5	38.3	8.5	60.2	11.0	98.5
Commercial mortgage-backed securities	0.5	8.7	6.3	23.4	6.8	32.1

Total investment grade	12.3	484.3	35.9	362.1	48.2	846.4

Below investment grade (2):
States and political subdivisions	0.1	8.8	0.7	2.9	0.8	11.7
Corporate fixed maturities	10.5	98.6	14.9	138.6	25.4	237.2

Total below investment grade	10.6	107.4	15.6	141.5	26.2	248.9

Total fixed maturities	22.9	591.7	51.5	503.6	74.4	1,095.3

Equity securities:
Common equity securities	1.2	8.0	—	—	1.2	8.0

Total (3)	$24.1	$599.7	$51.5	$503.6	$75.6	$1,103.3

(1)	Includes $38.0 million of unrealized losses related to OTTI losses recognized in other comprehensive income, of which $13.6 million are below investment grade aged greater than 12 months.
(2)	Substantially all below investment grade securities with an unrealized loss had been rated by the NAIC, Standard & Poor’s or Moody’s at March 31, 2010.
(3)	Includes discontinued accident and health business of $7.0 million in gross unrealized losses with $52.8 million in fair value at March 31, 2010.

	December 31, 2009
	12 months or less		Greater than 12 months		Total
(In millions)	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI (1)	Fair Value
Fixed maturities:
Investment grade:
U.S. Treasury securities and U.S. government and agency securities	$3.7	$170.8	$—	$—	$3.7	$170.8
States and political subdivisions	9.0	275.2	15.6	176.5	24.6	451.7
Corporate fixed maturities	3.4	115.8	13.3	152.7	16.7	268.5
Residential mortgage-backed securities	6.6	89.1	7.5	62.6	14.1	151.7
Commercial mortgage-backed securities	0.4	13.5	7.0	30.0	7.4	43.5

Total investment grade	23.1	664.4	43.4	421.8	66.5	1,086.2

Below investment grade (2):
States and political subdivisions	0.2	8.7	0.8	8.2	1.0	16.9
Corporate fixed maturities	10.6	84.1	16.9	150.1	27.5	234.2

Total below investment grade	10.8	92.8	17.7	158.3	28.5	251.1

Total fixed maturities	33.9	757.2	61.1	580.1	95.0	1,337.3

Equity securities:
Common equity securities	—	—	0.3	1.4	0.3	1.4

Total (3)	$33.9	$757.2	$61.4	$581.5	$95.3	$1,338.7

(1)

Includes $40.6 million unrealized loss related to other-than-temporary impairment losses recognized in other comprehensive income, of which $14.8 million are below investment grade aged greater than 12 months.

(2)	Substantially all below investment grade securities with an unrealized loss had been rated by the NAIC, Standard & Poor’s or Moody’s at December 31, 2009.
(3)	Includes discontinued accident and health business of $8.8 million in gross unrealized losses with $55.0 million in fair value at December 31, 2009.

Gross unrealized losses on fixed maturities and equity securities decreased $19.7 million, or 21%, to $75.6 million at March 31, 2010, compared to $95.3 million at December 31, 2009. The decrease in unrealized losses was primarily due to tightening of credit spreads of taxable municipal bonds, investment grade and below investment grade corporate bonds and residential mortgage-backed securities during the first quarter of 2010. At March 31, 2010, gross unrealized losses primarily consist of $37.0 million in corporate fixed maturities, $17.8 million in mortgage-backed securities and $15.9 million in taxable municipal bonds. Gross unrealized losses on corporate fixed maturities include $25.3 million in the financial sector, $9.9 million in the industrial sector and $1.8 million in utilities and other.

Obligations of states and political subdivisions, the U.S. Treasury, U.S. government and agency securities had associated gross unrealized losses of $19.6 million and $29.3 million at March 31, 2010 and December 31, 2009, respectively.

Substantially all below investment grade securities with an unrealized loss had been rated by the NAIC, Standard & Poor’s or Moody’s.

We view the gross unrealized losses on fixed maturities and equity securities as being temporary since it is our assessment that these securities will recover in the near term, as evidenced by the improvement in unrealized losses during the past year, allowing us to realize their anticipated long-term economic value. With respect to gross unrealized losses on fixed maturities, we do not intend to sell nor is it more likely than not we will be required to sell debt securities before this expected recovery of amortized cost (See also “Liquidity and Capital Resources”). With respect to equity securities, we have the intent and ability to retain such investments for the period of time anticipated to allow for this expected recovery in fair value. The risks inherent in our assessment methodology include the risk that, subsequent to the balance sheet date, market factors may differ from our expectations; the global economic recovery takes longer and is less robust than we expect; we may decide to subsequently sell a security for unforeseen business needs; or changes in the credit assessment or equity characteristics from our original assessment may lead us to determine that a sale at the current value would maximize recovery on such investments. To the extent that there are such adverse changes, an other-than-temporary impairment would be recognized. Although unrealized losses are not reflected in the results of financial operations until they are realized or deemed “other-than-temporary”, the fair value of the underlying investment, which does reflect the unrealized loss, is reflected in our Consolidated Balance Sheets.

The following table sets forth gross unrealized losses for fixed maturities by maturity period and for equity securities at March 31, 2010 and December 31, 2009. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers. Mortgage-backed securities are included in the category representing their ultimate maturity.

(In millions)	March 31, 2010	December 31, 2009
Due in one year or less	$0.6	$0.5
Due after one year through five years	11.8	14.0
Due after five years through ten years	18.8	23.0
Due after ten years	43.2	57.5

Total fixed maturities	74.4	95.0
Equity securities	1.2	0.3

Total fixed maturities and equity securities (1)	$75.6	$95.3

(1)	Includes discontinued accident and health business of $7.0 million and $8.8 million in gross unrealized losses at March 31, 2010 and December 31, 2009, respectively.

Our investment portfolio and shareholders’ equity can be and have been significantly impacted by changes in market values of our securities. Although we have seen improvement in unrealized losses during 2009 and in the first quarter of 2010, economic conditions remain tenuous, market values could continue to fluctuate, and defaults on corporate fixed income securities could increase. As a result, depending on market conditions, we could incur additional realized and unrealized losses in future periods, which could have a material adverse impact on our results of operations and/or financial position.

The carrying values of defaulted fixed maturity securities on non-accrual status at March 31, 2010 and December 31, 2009 were not material. The effects of non-accruals for the three months ended March 31, 2010 and 2009, compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities, were reductions in net investment income of $0.6 million and $0.8 million, respectively. Any defaults in the fixed maturities portfolio in future periods may negatively affect investment income.

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

Income Taxes

We file a consolidated United States federal income tax return that includes the holding company and its domestic subsidiaries (including non-insurance operations). The provision for federal income taxes from continuing operations was an expense of $17.1 million during the first quarter of 2010, compared to an expense of $13.1 million during the same period in 2009. These provisions resulted in consolidated effective federal tax rates of 28.8% and 39.3% for the quarters ended March 31, 2010 and 2009, respectively. The decrease in the tax rate is primarily due to changes in our valuation allowance related to realized loss carryforwards. In the first quarter of 2009, we believed we would not realize the tax benefits related to the realized investment losses occurring in that period. Accordingly, we increased our valuation allowance so as to avoid recognition of these tax benefits. In 2010, we determined that we could realize a portion of our realized loss carryforwards from prior years, as a result of our realized gains during the current quarter. Accordingly, we reduced our valuation allowance, resulting in a tax rate for 2010 that is less than the statutory rate.

Our federal income tax expense on segment income was $16.4 million during the first quarter of 2010, compared to $13.1 million during the same period in 2009. These provisions resulted in effective tax rates for segment income of 33.9% and 33.2% in 2010 and 2009, respectively. The increase in 2010 is primarily due to higher segment income.

In January 2010, we made a $100.0 million pension contribution which resulted in both a current deduction of $35.0 million and the utilization (reduction) of a deferred tax asset of the same amount. This is the largest component of both the current tax benefit of $28.3 million and the deferred tax provision of $45.4 million in the current quarter.

As of March 31, 2010, we have alternative minimum tax (“AMT”) credit carryforwards of $112.2 million. We expect to utilize these tax credits during the next three to four years. The result of their utilization will be a lower current tax rate offset by a higher deferred tax provision, and also lower cash expenditures for federal income taxes during the utilization period. Once the minimum tax credits have been fully utilized, we expect our current tax rate to be closer to the statutory rate of 35%. Although there is no expiration on AMT credit carryforwards, we cannot be certain that we will utilize them as quickly as our expectations.

In March 2010, the Patient Protection and Affordable Care Act (“PPACA”) was enacted. This act includes a provision to eliminate the tax deductibility of retiree health care costs to the extent of federal subsidies received by plan sponsors that provide retiree prescription drug benefits equivalent to Medicare Part D coverage effective in tax years after December 31, 2012. As a result, under PPACA, the deductible temporary difference and any related deferred tax asset on the employer’s balance sheet associated with the federal subsidy may be reduced. Since we do not receive a federal retiree drug subsidy, the enactment of PPACA has no impact on our deferred tax asset.

In the first quarter of 2010, we decreased our valuation allowance related to our deferred tax asset by $2.6 million, from $195.6 million to $193.0 million. The decrease in this valuation allowance resulted primarily from realized capital gains, partially offset by realized capital losses in Discontinued Operations. Accordingly, we recorded a decrease in valuation allowance of $3.0 million as an adjustment to Federal Income Tax Expense, partially offset by increases in our valuation allowance of $0.3 million to Discontinued Operations in our Consolidated Statements of Income and $0.1 million as an adjustment to Accumulated Other Comprehensive Income.

A corporation is entitled to a tax deduction from gross income for a portion of any dividend which was received from a domestic corporation that is subject to income tax. This is referred to as a “dividends received deduction.” In prior years, we have taken this dividends received deduction when filing our federal income tax return. Many separate accounts held by life insurance companies receive dividends from such domestic corporations, and therefore, were regarded as entitled to this dividends received deduction. In its Revenue Ruling 2007-61, issued on September 25, 2007, the IRS announced its intention to issue regulations with respect to certain computational aspects of the dividends received deduction on separate account assets held in connection with variable annuity contracts. Revenue Ruling 2007-61 suspended a revenue ruling issued in August 2007 that purported to change accepted industry and IRS interpretations of the statutes governing these computational questions. Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other members of the public will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are not yet known, but they could result in the elimination of some or all of the separate account dividends received deduction tax benefit that we receive. We believe that it is more likely than not that any such regulation would apply prospectively only, and application of this regulation is not expected to be material to our results of operations in any future annual period. However, there can be no assurance that the outcome of the revenue ruling will be as anticipated. We believe that retroactive application would not materially affect our financial position or results of operations. In September 2009, as part of the audit of 2005 and 2006, the IRS disallowed our dividends received deduction relating to separate account assets for both years 2005 and 2006. We challenged the disallowance by filing a formal protest, and have requested an IRS Appeals conference. Should we ultimately be unsuccessful in our challenge, due to tax attributes and the sale of Allmerica Financial Life Insurance and Annuity Company, the effects of this proposed adjustment should not be material to our financial position or results of operations.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements. These statements have been prepared in accordance with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following critical accounting estimates are those which we believe affect the more significant judgments and estimates used in the preparation of our financial statements. Additional information about our other significant accounting policies and estimates may be found in Note 1 - “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Property & Casualty Insurance Loss Reserves

See Segment Results – Reserves for Losses and Loss Adjustment Expenses on pages XX to XX of this form 10-Q for a discussion of our critical accounting estimates for loss reserves.

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

We account for our pension plans in accordance with ASC 715, Compensation – Retirement Benefits. In order to measure the liabilities and expense associated with these plans, we must make various estimates and key assumptions, including discount rates used to value liabilities, assumed rates of return on plan assets, employee turnover rates and anticipated mortality rates. These estimates and assumptions are reviewed at least annually and are based on our historical experience, as well as current facts and circumstances. In addition, we use outside actuaries to assist in measuring the expenses and liabilities associated with this plan.

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

Other Significant Transactions

On March 31, 2010, we acquired Campania for a cash purchase price of approximately $24 million, subject to various terms and conditions. Campania specializes in insurance solutions for the healthcare industry.

On March 22, 2010, we paid a dividend of 25 cents per share to our shareholders of record at the close of business on March 8, 2010. The total dividend paid in the first quarter was $12.3 million. This dividend is the first under a new quarterly dividend schedule, announced on October 8, 2009. On an annualized basis, this dividend represents a 33% increase over the annual dividend of 75 cents, paid in December 2009.

On February 26, 2010, our Board of Directors authorized a $100 million increase to our existing common stock repurchase program. This increase was in addition to two previous increases of $100 million each, approved on December 8, 2009 and September 24, 2009. As a result of these most recent increases, the program provides for aggregate repurchases of up to $400 million as of December 31, 2009. Under the repurchase authorizations, we may repurchase our common stock from time to time, in amounts and prices and at such times as we deem appropriate, subject to market conditions and other considerations. Our repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. On March 30, 2010 and December 8, 2009, we entered into accelerated share repurchase agreements with Barclays Bank PLC, acting through its agent Barclays Capital, Inc., for the immediate repurchase of 2.3 million and 2.4 million shares, respectively, of our common stock at a cost of approximately $100.9 million and $100.6 million, respectively (in each case, subject to adjustment). Total repurchases under this program as of March 31, 2010 were 7.9 million shares at a cost of $334.2 million.

On February 23, 2010, we issued $200.0 million aggregate principal amount of 7.50% senior unsecured notes due March 1, 2020. The senior debentures are subject to certain restrictive covenants, including limitations on our ability to incur, issue, assume or guarantee certain secured indebtedness; and the issuance or disposition of capital stock of restricted subsidiaries. These debentures pay interest semi-annually on March 1 and September 1.

On December 3, 2009, we entered into a renewal rights agreement with OneBeacon. Through this agreement, we acquired access to a portion of OneBeacon’s small and middle market commercial business at renewal, including industry programs and middle market niches. This transaction included consideration of approximately $23 million, plus certain potential additional consideration, primarily representing purchased renewal rights intangible assets which are included as Other Assets in our Consolidated Balance Sheets. The agreement is effective for renewals beginning January 1, 2010.

On September 25, 2009, Hanover Insurance received an advance of $125 million through its membership in the FHLBB as part of a collateralized borrowing program. This advance bears interest at a fixed rate of 5.50% per annum over a twenty-year term. As collateral to FHLBB, Hanover Insurance has pledged government agency securities with a fair value of $143.9 million and $142.0 million as of March 31, 2010 and December 31, 2009, respectively. The fair value of the collateral pledged must be maintained at certain specified levels of the borrowed amount, which can vary depending on the type of assets pledged. If the fair value of this collateral declines below these specified levels, Hanover Insurance would be required to pledge additional collateral or repay outstanding borrowings. Hanover Insurance is permitted to voluntarily repay the outstanding borrowings at any time, subject to a repayment fee. As a requirement of membership in the FHLBB, Hanover Insurance acquired $2.5 million of FHLBB stock, and as a condition to participating in the FHLBB’s collateralized borrowing program, it was required to purchase additional shares of FHLBB stock in an amount equal to 4.5% of its outstanding borrowings. Such purchases totaled $5.6 million through March 31, 2010. The proceeds from the borrowing were used by Hanover Insurance to acquire AIX and its subsidiaries from the holding company.

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

On June 29, 2009, prior to liquidating the Trust, we completed a cash tender offer to repurchase a portion of our Capital Securities that were issued by the Trust and a portion of our 7.625% Senior Debentures (“Senior Debentures”) due in 2025 that were issued by THG. As of that date, $69.3 million of Capital Securities were tendered at a price equal to $800 per $1,000 of face value. In addition, we accepted for tender a principal amount of $77.3 million of Senior Debentures. Depending on the time of tender, holders of the Senior Debentures accepted for purchase received a price of either $870 or $900 per $1,000 of face value. Separately, we held $65.0 million of Capital Securities previously repurchased at a discount in the open market prior to the tender offer, and $1.1 million of Senior Debentures. We recognized a pre-tax gain of $34.5 million in 2009 as a result of such purchases. During the first quarter of 2010, we repurchased $0.4 million of Junior Debentures at a slight gain. As of March 31, 2010, a principal amount of $165.3 million of our Junior Debentures and $121.6 million of these Senior Debentures, which are not held by us, remained outstanding.

Statutory Surplus of Insurance Subsidiaries

The following table reflects the consolidated statutory surplus for our property and casualty businesses as of March 31, 2010 and December 31, 2009:

(In millions)	March 31, 2010	December 31, 2009

Total Statutory Surplus – Combined P&C Companies	$1,747.4	$1,741.6

The consolidated statutory surplus increased $5.8 million during the first quarter of 2010. The increase is primarily due to underwriting results in the quarter and net realized gains, partially offset by a decrease in admitted deferred tax assets.

The NAIC prescribes an annual calculation regarding risk based capital (“RBC”). RBC ratios for regulatory purposes, as described in the glossary, are expressed as a percentage of the capital required to be above the Authorized Control Level (the “Regulatory Scale”); however, in the insurance industry RBC ratios are widely expressed as a percentage of the Company Action Level. The following table reflects the Company Action Level, the Authorized Control Level and RBC ratios for Hanover Insurance, as of March 31, 2010, expressed both on the Industry Scale (Total Adjusted Capital divided by the Company Action Level) and Regulatory Scale (Total Adjusted Capital divided by Authorized Control Level):

(In millions, except ratios)	Company Action Level	Authorized Control Level	RBC Ratio Industry Scale	RBC Ratio Regulatory Scale

The Hanover Insurance Company	$508.0	$254.0	341%	683%

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

Net cash used in operating activities was $120.0 million during the first quarter of 2010, as compared to $61.5 million in 2009. The increase primarily resulted from a $100.0 million contribution made to our qualified defined benefit pension plan. This use of cash was partially offset by a decrease in net loss and LAE payments and by higher premiums in the first quarter of 2010.

Net cash used in investing activities was $4.7 million and $122.3 million during the quarter ended March 31, 2010 and 2009, respectively. During 2010, cash used was primarily related to our net purchases of fixed maturities as we invested a portion of the proceeds from our senior debt issuance. This was partially offset by proceeds received from the sale of equity securities, which were also reinvested in fixed maturities. During 2009, cash was primarily used as we invested the proceeds from the sale of our Life Companies into fixed maturity securities and began reinvesting a portion of cash into fixed maturities. In 2009, we held a higher level of cash and equivalents due to uncertainty in the financial markets at that time.

Net cash provided by financing activities was $17.6 million during the first quarter of 2010, as compared to $1.1 million in 2009. During 2010 cash provided by financing activities primarily resulted from proceeds from the issuance, on February 23, 2010, of unsecured senior debentures, partially offset by repurchases of treasury stock and repayments of collateral related to our securities lending program. Additionally, in the first quarter of 2010 we reinstated our quarterly dividend payments to our shareholders which also partially offset cash inflows. During 2009, cash provided by financing activities primarily resulted from cash received related to our securities lending program.

At March 31, 2010, THG, as a holding company, held $347.6 million of fixed maturities and cash. We believe our holding company assets are sufficient to meet our future obligations through the remainder of 2010, which currently consist primarily of interest on both our senior debentures and junior subordinated debentures, our dividends to shareholders, costs associated with retirement benefits provided to our former life employees and agents, and to the extent required, payments related to indemnification of liabilities associated with the sale of various subsidiaries. We do not expect that it will be necessary to dividend additional funds from our insurance subsidiaries in order to fund 2010 holding company obligations; however, we may decide to do so.

In the fourth quarter of 2009, the Board announced plans to follow a quarterly dividend schedule, subject to quarterly board approval and declaration. During the first quarter of 2010, we paid a quarterly dividend of twenty-five cents per share to our shareholders totaling $12.3 million. We believe that our holding company assets are sufficient to provide for future shareholder dividends should the Board of Directors declare them.

We expect to continue to generate sufficient positive operating cash to meet all short-term and long-term cash requirements, including the funding of our qualified defined benefit pension plan. On January 4, 2010, we made a discretionary contribution of $100.0 million to the qualified defined benefit pension plan. With this contribution and based upon the current estimate of liabilities and certain assumptions regarding investment return and other factors, our qualified defined benefit pension plan is essentially fully funded as of the date of this contribution. As a result, we currently expect that significant cash contributions will not be required for this plan for several years. However, the ultimate payment amount is based on several assumptions, including but not limited to, the rate of return on plan assets, the discount rate for benefit obligations, mortality experience, interest crediting rates and the ultimate valuation and determination of benefit obligations. Since differences between actual plan experience and our assumptions are likely, changes to our funding obligations in future periods are possible.

Our insurance subsidiaries maintain a high degree of liquidity within their respective investment portfolios in fixed maturity and short-term investments. In the early part of 2009 and prior, the financial markets experienced unprecedented declines in value, especially in the financial and industrial sectors. Many securities currently held by THG and its subsidiaries experienced the impact of these significant changes in market value. Due to continued tightening of credit spreads in our taxable municipal bonds, corporate bonds and residential mortgage-backed securities portfolios in the first quarter of 2010, we experienced an improvement in our unrealized position in 2010, resulting in net unrealized gains of approximately $164 million on securities held at March 31, 2010. We believe that the quality of the assets we hold will allow us to realize the long-term economic value of our portfolio, including securities that are currently in an unrealized loss position. We do not anticipate the need to sell these securities to meet our insurance subsidiaries’ cash requirements. We expect our insurance subsidiaries to generate sufficient operating cash to meet all short-term and long-term cash requirements. However, there can be no assurance that unforeseen business needs or other items will not occur causing us to have to sell those securities in a loss position before their values fully recover; thereby causing us to recognize impairment charges in that time period.

On February 26, 2010, our Board of Directors authorized a $100 million increase to our existing common stock repurchase program. As a result of this increase, the program provides for aggregate repurchases of up to $400 million of our common stock. Our repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. On March 30, 2010, we entered into an accelerated share repurchase agreement with Barclays Bank PLC, acting through its agent Barclays Capital, Inc., and utilized a portion of our existing share repurchase authorization for the immediate repurchase of 2.3 million shares of our common stock at a cost of $100.9 million (subject to adjustment). Including the accelerated share repurchases, during the first quarter of 2010 we repurchased 2.9 million shares at a cost of $126.0 million. Total repurchases under this program as of May 6, 2010 were 7.9 million shares at a cost of approximately $334.2 million. We may also repurchase our Senior or Junior Debentures on an opportunistic basis.

On February 23, 2010, we issued $200.0 million aggregate principal amount of 7.5% senior unsecured notes due March 1, 2020. Net proceeds of the offering were approximately $197 million. We plan to use the net proceeds of the issuance for general corporate and working capital purposes, which may include repurchase of shares of our common stock, capital expenditures, possible acquisitions and any other general corporate purposes. The lenders under the syndicated credit agreement discussed below waived the covenant of additional borrowing in order to permit us to complete this offering.

In June 2007, we entered into a $150.0 million committed syndicated credit agreement which expires in June 2010. Borrowings, if any, under this agreement are unsecured and incur interest at a rate per annum equal to, at our option, a designated base rate or the Eurodollar rate plus applicable margin. The agreement provides covenants, including, but not limited to, maintaining a certain level of equity and an RBC ratio in our primary property and casualty companies of at least 175% (based on the Industry Scale). We are in compliance with the covenants of this agreement. We had no borrowings under this line of credit during the first quarter of 2010 and prior. Additionally, we had no commercial paper borrowings as of March 31, 2010 and we do not anticipate utilizing commercial paper in the near term. We may not renew or replace this syndicated credit agreement upon expiration.

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

Hurricane Katrina Litigation

We have been named as a defendant in various litigation, including putative class actions, relating to disputes arising from damages which occurred as a result of Hurricane Katrina in 2005. As of March 31, 2010, there were approximately 50 such cases. These cases have been filed in both Louisiana state courts and federal district courts. These cases generally involve, among other claims, disputes as to the amount of reimbursable claims in particular cases (e.g. how much of the damage to an insured property is attributable to flood and therefore not covered, and how much is attributable to wind, which may be covered), as well as the scope of insurance coverage under homeowners and commercial property policies due to flooding, civil authority actions, loss of landscaping, business interruption and other matters. Certain of these cases claim a breach of duty of good faith or violations of Louisiana insurance claims handling laws or regulations and involve claims for punitive or exemplary damages.

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

From time to time, proposals have been made to establish a federal based insurance regulatory system and to allow insurers to elect either federal or state-based regulation (“optional federal chartering”). In light of the recent economic crisis and the focus on increased regulatory controls, particularly with regard to financial institutions, there has been renewed interest in such proposals. In fact, several proposals have been introduced to create a system of optional federal chartering, to create federal oversight mechanisms for insurance or insurance holding companies which are systemically important to the United States financial system and to create a national office to monitor insurance companies. We cannot predict the impact that any such change will have on our operations or business or on that of our competitors.

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

Risks and Forward-Looking Statements

Information regarding risk factors and forward-looking information appears in Part II – Item 1A of this Quarterly Report on Form 10-Q and in Part I – Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. This Management’s Discussion and Analysis should be read and interpreted in light of such factors.

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

Reinstatement premium – A pro-rata reinsurance premium that may be charged for reinstating the amount of reinsurance coverage reduced as the result of a reinsurance loss payment under a reinsurance treaty. For example, in 2005 this premium was required to ensure that our property catastrophe occurrence treaty, which was exhausted by Hurricane Katrina, was available again in the event of another large catastrophe loss in 2005.

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

Specialty Lines – A major component of our Other Commercial Lines. There is no accepted industry definition of “specialty lines”, but for our purpose specialty lines consist of products such as inland and ocean marine, bond business, professional liability, management liability and various other program businesses.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Our market risks, the ways we manage them, and sensitivity to changes in interest rates are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2009, included in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes in the first three months of 2010 to these risks or our management of them.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the internal control over financial reporting, as required by Rule 13a-15(d) of the Exchange Act, to determine whether any changes occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there was no such change during the quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

This document contains, and management may make, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, may be forward-looking statements. We wish to caution readers that the following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause our actual results for the remainder of 2010 and beyond to differ materially from historical results and from those expressed in any of our forward-looking statements. When used in our Management’s Discussion and Analysis, the words “believes”, “anticipates”, “expects”, “projections”, “outlook”, “should”, “could”, “plan”, “guidance”, “likely”, “on track to”, “targeted” and similar expressions are intended to identify forward-looking statements. See also Item 1A – Risk Factors in our Annual Report on Form 10-K for the period ended December 31, 2009.

The factors that may impact our forward-looking statements include, but are not limited to the factors listed below. Those factors that represent risks that have changed since our Annual Report on Form 10-K for the period ended December 31, 2009 are presented in bold.

We operate in a business environment that is continually changing. As such, new risk factors may emerge over time. We cannot predict these new risk factors nor can we assess the impact, if any, that they may have on our business in the future. Our business is conducted in competitive markets and therefore involves a higher degree of risk. Accuracy with respect to forward-looking projections is difficult.

We generate most of our revenues and earnings through our property and casualty insurance subsidiaries. The results of companies in the property and casualty insurance industry historically have been subject to significant fluctuations and uncertainties. Our profitability could be affected significantly by (i) adverse loss development or loss adjustment expense for events we (including our recently acquired subsidiaries) have insured in either the current or prior years, including risks indirectly insured through various mandatory market mechanisms or through discontinued pools which are included in the Other Property and Casualty segment and in the operations of the discontinued accident and health business or the expected decline in the amount of favorable development that has been realized in recent periods, which could be material, particularly in light of the significance of favorable development as a contributor to the Property and Casualty Group’s segment income; (ii) an inability to retain profitable policies in force and attract profitable policies in our Personal Lines and Commercial Lines segments, whether as the result of an increasingly competitive product pricing environment, the adoption by competitors of strategies to increase agency appointments and commissions, the significant marketing and advertising expenditures of our competitors, or otherwise; (iii) heightened competition, including the intensification of price competition and increased marketing efforts by our competitors, the entry of new competitors and the introduction of new products by new and existing competitors, or as the result of consolidation within the financial services industry and the entry of additional financial institutions into the insurance industry; (iv) failure to obtain new customers, retain existing customers or reductions of policies in force or reduction in policy coverages by existing customers, whether as a result of recent competition or otherwise (including as we begin converting business available pursuant to the renewal rights agreement we entered into with OneBeacon Insurance Company in December 2009 to our own policy forms and systems instead of through the current reinsurance arrangements with OneBeacon); (v) increases in costs, particularly those occurring after the time our products are priced, including construction, automobile repair, and medical and rehabilitation costs, and as a result of “cost shifting” from medical providers or health insurers or other payors (such as Medicare or Medicaid) to casualty and liability insurers (whether as a result of an increasing number of injured parties without health insurance, coverage changes in health policies to make such coverage, in certain circumstances, secondary to other policies, the recent adoption of national healthcare legislation or implementation of the Medicare Secondary Payer Act which will require reporting and imposes other requirements with respect to medical and related claims paid with respect to Medicare eligible individuals). As it relates to construction, there are often temporary increases in the cost of building supplies and construction labor after a significant event (the so called “demand surge” that causes the cost of labor, construction materials and other items to increase in a geographic area affected by a catastrophe); (vi) restrictions on insurance underwriting and rates, including as a result of proposals by the Governor of Michigan with respect to automobile insurance; (vii) adverse state and federal legislation or regulation, including mandated decreases in rates, the inability to obtain further rate increases, limitations on premium levels, increases in minimum capital and reserve requirements, coverage and benefit mandates, limitations on the ability to manage care and utilization, requirements to write certain classes of business or in certain geographies, increased assessments or higher premium or other taxes, enhanced ability to pierce “no fault” thresholds or recover non-economic damages (such as “pain and suffering”), limitations on the use of credit-based insurance scoring, such as proposals to ban the use of credit-based insurance scores with respect to personal lines in Michigan, Florida and other states or as proposed by Congress from time to time, restrictions on the use of certain compensation arrangements with agents and brokers, as well as continued compliance with state and federal regulations; (viii) adverse changes in the ratings obtained from independent rating agencies, such as Moody’s, Standard and Poor’s, Fitch and A.M. Best, whether due to investment impairments, additional capital requirements, our underwriting performance or other factors, including future rating agency requirements that may result from the current global economic crisis or otherwise; (ix) industry-wide change resulting from proposed regulations, investigations and inquiries relating to compensation arrangements with insurance brokers and agents; (x) disruptions caused by the introduction of new Personal and Commercial Lines products and related technology changes, new Personal and Commercial Lines operating models including the impact of our acquisitions of Professionals Direct, Inc., Verlan Holdings, Inc., AIX Holdings, Inc., Campania Holding Company, Inc., and the renewal rights agreement we entered into with OneBeacon Insurance Company, or other future acquisitions, including potential reserve deficiencies, distribution channel conflicts or disruptions in personnel or operating models; (xi) changes in our exposure as a result of the introduction of new Commercial Lines products, particularly those with longer “tails” such as the new Human Services non-profit directors and officers and employment practices liability policies, the introduction of private company directors and officers coverage or the architects and engineers business written in conjunction with the acquisition of Benchmark Professional Insurance Services, Inc.; and (xii) the impact on our Company as a result of the federal government’s recent adoption of national healthcare legislation.

Additionally, our profitability could be affected by adverse catastrophe experience (including terrorism), severe weather or other unanticipated significant losses. Further, certain new catastrophe models assume an increased frequency and severity of certain weather events, and financial strength rating agencies are placing increased emphasis on capital and reinsurance adequacy for insurers with certain geographic concentrations of risk, particularly in coastal areas. We have significant concentration of exposures in certain areas, including portions of the Northeast and Southeast and derive a material amount of revenues from operations in the Midwest. There are also concerns that the higher level of weather-related catastrophes and other losses incurred by the industry in recent years (including the elevated level of non-catastrophe weather-related losses experienced by the industry over the past two years and this quarter) is indicative of changing weather patterns, whether as a result of changing climate (“global warming”) or otherwise, which could cause such events to persist. This would lead to higher overall losses which we may not be able to recoup, particularly in the current economic and competitive environment. It would also likely increase the risks of writing property insurance in coastal areas, particularly in jurisdictions which restrict pricing and underwriting flexibility.

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

Additionally, future operating results as compared to prior years and forward-looking information regarding Personal Lines and Commercial Lines segment information on written and earned premiums, policies in force, underwriting results and segment income may also be adversely affected by competitive and regulatory pressures affecting rates, particularly in Michigan where the Governor has called for a freeze on automobile insurance rates. In addition, underwriting results and segment income could be adversely affected by changes in frequency and loss trends. Results in Personal Lines business may also be adversely affected by pricing decreases, market disruptions (including any caused by the current economic environment, particularly in Michigan) and legislative proposals (including (i) recent proposals in Michigan to reduce rates and subject rates to prior regulatory approval, expand coverage, limit territorial ratings, require insurers to issue “low-cost” policies, increase penalties for delays in claim payments, or expand circumstances in which parties can recover non-economic damages for bodily injury claims (i.e., pending efforts to modify or overturn the so-called Kreiner decision; a decision on this matter from the Michigan Supreme Court is believed to be imminent), and the Michigan Commissioner of Insurance’s proposed ban on the use of credit scores; and (ii) the potential legislative and executive branch intervention related to regulations issued by the Massachusetts Commissioner of Insurance to reform the Massachusetts personal automobile market). Additionally, the introduction of “managed competition” in Massachusetts has resulted in overall rate level reductions and an increase in regulatory scrutiny by the Massachusetts Attorney General and we face additional uncertainty regarding our ability to attract and retain customers in this market as new and larger carriers enter and increase their market share in Massachusetts as a result of “managed competition”.

Also, our Personal Lines business production and earnings may be unfavorably affected by the continued growth of our multivariate auto product as a proportion of our total personal automobile premium and our focus on account business (i.e., policyholders who have both automobile and homeowner insurance with us), if we experience adverse selection because of pricing, operational difficulties or implementation impediments with independent agents, or if we fail to grow or sustain growth in new markets after the introduction of new products or the appointment of new agents. In addition, there are increased underwriting risks associated with premium growth and the introduction of new products or programs in both our Personal and Commercial Lines businesses, as well as the appointment of new agencies and the expansion into new geographical areas, and we have experienced increased loss ratios with respect to our new personal automobile business, which is written through our Connections Auto product, particularly in certain states where we have less experience and data.

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

Additionally, during the past few years we have made, and our current plans are to continue to make, significant investments in our Personal Lines and Commercial Lines businesses to, among other things, strengthen our product offerings and service capabilities, improve technology and our operating models, build expertise in our personnel, and expand our distribution capabilities, with the ultimate goal of achieving significant and sustained profitable growth and obtaining favorable returns on these investments. In order for these investment strategies to be profitable, we must achieve profitable premium growth and successfully implement our operating models so that our expenses do not increase proportionately with growth. The ability to grow profitably throughout the property and casualty “cycle” is crucial to our current strategy. There can be no assurance that we will be successful in profitably growing our business, or that we will not be required to alter our current strategy due to changes in our markets or an inability to successfully maintain acceptable margins on new business or for other reasons, in which case written and earned premium, segment income and net book value could be adversely affected.

Significant increases in recent years and expected further increases in the number of participants or insureds in state-sponsored reinsurance pools, FAIR Plans or other residual market and reinsurance mechanisms, particularly in the states of Michigan (where for example, the Michigan Catastrophic Claims Association, a mechanism which facilitates Michigan’s unique unlimited personal injury protection medical coverage, operates with an increasingly large deficit) Massachusetts, Louisiana and Florida, combined with regulatory restrictions on the ability to adequately price, underwrite, or non-renew business, could expose us to significant exposures and assessment risks. We are subject to mandatory assessments by state guaranty funds; an increase in these assessments could adversely affect our results of operations and financial condition.

Our discontinued Life Companies businesses may be affected by (i) adverse loss and expense development related to our discontinued assumed accident and health reinsurance pool business or failures of our reinsurers to timely pay their obligations (especially in light of the fact that historically these pools sometimes involved multiple layers of overlapping reinsurers, or so called “spirals”); and (ii) the impact of contingent liabilities, including litigation and regulatory matters, assumed or retained by THG in connection with the sale of such business and the impact of other indemnification obligations owed from THG to Goldman Sachs and/or Commonwealth Annuity (including with respect to existing and potential litigation), as well as other contractual obligations.

Other market fluctuations and general economic, market and political conditions also may negatively affect our business and profitability. These conditions include (i) the difficulties of estimating the impact of uncertain trends in the U.S. and global financial markets on the value of our investment portfolio and related impact on our other comprehensive income, shareholders’ equity, and future investment income, including the amount of realized losses and impairments which will be recognized in future financial reports and our ability and intent to hold such investments until recovery; (ii) the impact on our capital and liquidity of the uncertain trends in the U.S. and global economies, including as a result of defaults in our fixed income investment portfolio and the market decline in the value of non-government backed investments; (iii) changes in interest rates causing a reduction of investment income or in the market value of interest rate sensitive investments; (iv) higher service, administrative or general expense due to the need for additional advertising, marketing, administrative or management information systems expenditures; (v) the inability to attract, or the loss or retirement of, key executives or other key employees, and increased costs associated with the replacement of key executives or employees; (vi) changes in our liquidity due to changes in asset and liability matching, including the effect of defaults of debt securities; (vii) failure of a reinsurer of our policies to pay its liabilities under reinsurance or coinsurance contracts or adverse effects on the cost and availability of reinsurance (including as a result of any such insurer’s losses in its investment portfolio as a result of the current economic conditions or the result of significant catastrophes such as the September 11, 2001 terrorist attacks or Hurricane Katrina); (viii) changes in the mix of assets comprising our investment portfolios and changes in general market conditions that may cause the market value of our investment portfolio to fluctuate, including the expansion of current concerns regarding sub-prime mortgages and prime mortgages as well as residential and commercial mortgage-backed or other debt securities and concerns relative to the ratings and capitalization of municipal bond and mortgage guarantees; (ix) losses resulting from our participation in certain reinsurance pools, including pools in which we no longer participate but may have unquantified potential liabilities relating to asbestos, environmental and other latent exposure matters, or from fronting arrangements where the reinsurer does not meet all of its reinsurance obligations; (x) defaults or impairments of debt securities held by us; (xi) higher employee benefit costs due to the prior year declines in the market values of defined benefit retirement plan assets resulting from the economic crisis in 2009 and prior, interest rate fluctuations, regulatory requirements or judicial interpretations of benefits (including with respect to our Cash Balance Plan which is the subject of the Durand litigation), or as a result of the recent enactment of national healthcare legislation. Additional deterioration in market conditions or adverse decision or settlement in the Durand litigation could result in a need to provide for more funding into the qualified plan to maintain levels that meet regulatory minimums; (xii) the effects of our restructuring actions, including any resulting from our review of operational matters related to our business, including a review of our markets, products, organization, financial capabilities, agency management, regulatory environment, ancillary businesses and service processes; (xiii) errors or omissions in connection with the administration of any of our products; (xiv) breaches of our information technology security systems or other operational disruptions or breaches which result in the loss or compromise of confidential financial, personal, medical or other information about our policyholders, claimants, agents or others with whom we do business; (xv) interruptions in our ability to conduct business as a result of terrorist actions, catastrophes or other significant events affecting infrastructure, and delays in recovery of our operating capabilities; and (xvi) U.S. inflationary pressures, particularly with respect to medical and health care, automobile repair and construction costs, all of which are significant components of our indemnity liabilities under policies we issue to our customers, and which could also impact the adequacy of reserves we have set aside for prior accident years.

Uncertain trends in the global financial markets may adversely affect our investment portfolio, shareholders’ equity and overall performance. Global financial markets, in 2009 and prior, experienced unprecedented and challenging conditions, including a tightening in the availability of credit and the failure of several large financial institutions. As a result, certain government bodies and central banks worldwide, including the U.S. Treasury Department and the U.S. Federal Reserve, undertook unprecedented intervention programs, the effects of which remain uncertain. Further government intervention continues to be discussed, specifically the creation of an agency to provide federal oversight of insurance companies and the effect of such federal oversight that may transpire is unknown, including recent proposals to create a National Insurance Office. The U.S. economy has experienced and may continue to experience significant declines in employment, household wealth, and lending. If conditions further deteriorate, our business could be further affected in different ways. Turbulence in the U.S. economy and contraction in the credit markets could further adversely affect our profitability, demand for our products or our ability to raise rates, and could also result in further declines in market value and future impairments of our investment assets. There can be no assurances that conditions in the global financial markets will not worsen and/or further adversely affect our investment portfolio and overall performance. Recessionary economic periods and higher unemployment are historically accompanied by higher claims activity, particularly in the personal and workers’ compensation lines of business and higher defaults in contractors’ bonds (which often lag behind the general economy), which we wrote and continue to write through our surety bond business.

We experienced in 2008 and 2009 and may again experience unrealized losses on our investments, especially during a period of heightened volatility, which could have a material adverse effect on our results of operations or financial condition.

Our investment portfolio and shareholders’ equity can be and has been significantly impacted by the changes in the market values of our securities. This could result in additional unrealized and realized losses in future periods, and adversely affect the liquidity of our investments, which could have a material adverse impact on our results of operations and our financial position. If, following such declines, we are unable to hold our investment assets until they recover in value, we would incur other-than-temporary impairments which would be recognized as realized losses in our results of operations and reduce net income and earnings per share. Temporary declines in market value are recorded as unrealized losses, which do not affect net income and earnings per share, but reduce other comprehensive income, which is reflected on our Consolidated Balance Sheets. We cannot provide assurance that the other-than-temporary impairments we have recognized will, in fact, be adequate to cover future losses or that we will not have additional impairments and/or unrealized investment losses in the future.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Board of Directors have authorized a stock repurchase program which provides for aggregate repurchases of up to $400 million. Under the repurchase authorizations, we may repurchase our common stock from time to time, in amounts and prices and at such times as deemed appropriate, subject to market conditions and other considerations. Our repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. Total repurchases under this program as of March 31, 2010 were 7.9 million shares at a cost of approximately $335 million. These repurchases include two accelerated share repurchase agreements with Barclays Bank PLC, acting through its agent, Barclays Capital, Inc., for repurchases of 2.3 million shares of our common stock at a cost of approximately $100.9 million on March 30, 2010 and repurchases of 2.4 million shares at a cost of approximately $100.6 million on December 8, 2009. The cost of shares purchased through these share repurchase agreements are subject to adjustment. Shares purchased in the first quarter of 2010 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
January 1 – 31, 2010 (1)	70,311	$43.30	70,000	$88,700,000
February 1 – 28, 2010 (2)	232,036	41.58	190,000	80,800,000
March 1 – 31, 2010 (3)	2,669,724	43.18	2,665,351	65,700,000

Total	2,972,071	$43.06	2,925,351	$65,700,000

(1)	Includes 311 shares withheld to satisfy tax withholding amount due from employees upon their receipt of previously restricted shares.
(2)

Includes 42,036 shares withheld to satisfy tax withholding amount due from employees upon their receipt of previously restricted shares or related to the receipt of stock which resulted from the vesting of their performance-based restricted stock units.

(3)	Includes 4,373 shares withheld to satisfy tax withholding amount due from employees upon their receipt of previously restricted or deferred shares.

ITEM 6 – EXHIBITS

EX – 10.1

Confirmation between The Hanover Insurance Group, Inc. and Barclays Bank PLC acting through its agent Barclays Capital, Inc., dated March 30, 2010 previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 31, 2010 and incorporated herein by reference.

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

The Hanover Insurance Group, Inc
Registrant

May 07, 2010	/s/ Frederick H. Eppinger, Jr.
Date	Frederick H. Eppinger, Jr.
President, Chief Executive Officer and Director

May 07, 2010	/s/ Steven J. Bensinger
Date	Steven J. Bensinger
Executive Vice President and Chief Financial Officer