Form 10-Q
period 2010-06-30
HANOVER INSURANCE GROUP, INC.
filed 2010-08-06
CIK 944695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares outstanding of the registrant’s common stock was 44,916,121 as of August 2, 2010.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited) Quarter Ended June 30,		(Unaudited) Six Months Ended June 30,
(In millions except per share data)	2010	2009	2010	2009
REVENUES
Premiums	$697.8	$630.0	$1,364.3	$1,262.0
Net investment income	61.8	61.3	122.9	126.2
Net realized investment gains (losses):
Net realized gains from sales and other	3.6	3.1	17.2	13.5

Total other-than-temporary impairment losses on securities	(2.8)	(18.1)	(3.3)	(34.6)
Portion of loss transferred (from) to other comprehensive income	(0.6)	11.4	(2.8)	11.4

Net other–than–temporary impairment losses on securities recognized in earnings	(3.4)	(6.7)	(6.1)	(23.2)

Total net realized investment gains (losses)	0.2	(3.6)	11.1	(9.7)
Fees and other income	8.5	8.7	16.6	16.8

Total revenues	768.3	696.4	1,514.9	1,395.3

LOSSES AND EXPENSES
Losses and loss adjustment expenses	498.4	393.8	930.0	822.1
Policy acquisition expenses	163.0	144.8	317.4	287.9
Gain from retirement of debt	—	(34.3)	—	(34.3)
Other operating expenses	103.8	95.5	205.1	189.7

Total losses and expenses	765.2	599.8	1,452.5	1,265.4

Income before federal income taxes	3.1	96.6	62.4	129.9

Federal income tax (benefit) expense:
Current	(1.4)	12.4	(29.7)	25.0
Deferred	2.3	21.1	47.7	21.6

Total federal income tax expense	0.9	33.5	18.0	46.6

Income from continuing operations	2.2	63.1	44.4	83.3
Discontinued operations (See Note 3):
(Loss) gain from discontinued FAFLIC business	(0.1)	0.9	(0.1)	5.9
(Loss) gain from operations of discontinued accident and health insurance business (net of income tax benefit (expense) of $0.3 and ($0.1) for the quarter ended June 30, 2010 and June 30, 2009 and $0.2 for the six months ended June 30, 2010)	(0.5)	0.2	(1.1)	(3.1)
Gain on disposal of variable life and annuity business	0.7	0.2	0.9	4.1

Net income	$2.3	$64.4	$44.1	$90.2

PER SHARE DATA
Basic
Income from continuing operations	$0.05	$1.23	$0.96	$1.63
Discontinued operations:
Gain from discontinued FAFLIC business	—	0.02	—	0.12
(Loss) gain from operations of discontinued accident and health insurance business	(0.01)	0.01	(0.02)	(0.06)
Gain on disposal of variable life insurance and annuity business	0.01	—	0.02	0.08

Net income per share	$0.05	$1.26	$0.96	$1.77

Weighted average shares outstanding	44.9	51.1	46.2	51.1

Diluted
Income from continuing operations	$0.05	$1.23	$0.95	$1.62
Discontinued operations:
Gain from discontinued FAFLIC business	—	0.02	—	0.11
Loss from operations of discontinued accident and health business	(0.01)	—	(0.03)	(0.06)
Gain on disposal of variable life insurance and annuity business	0.01	—	0.02	0.08

Net income per share	$0.05	$1.25	$0.94	$1.75

Weighted average shares outstanding	45.5	51.4	46.8	51.4

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)	(Unaudited) June 30, 2010	December 31, 2009
ASSETS
Investments:
Fixed maturities, at fair value (amortized cost of $4,551.8 and $4,520.3)	$4,775.6	$4,615.6
Equity securities, at fair value (cost of $44.6 and $57.3)	51.3	69.2
Mortgage loans and other long-term investments	45.1	32.3

Total investments	4,872.0	4,717.1

Cash and cash equivalents	260.9	316.5
Accrued investment income	54.0	52.3
Premiums, accounts and notes receivable, net	760.1	590.8
Reinsurance receivable on paid and unpaid losses and ceded unearned premiums	1,219.1	1,197.9
Deferred policy acquisition costs	329.6	286.3
Deferred federal income taxes	142.3	228.6
Goodwill	179.1	171.4
Other assets	424.1	351.2
Assets of discontinued operations	132.2	130.6

Total assets	$8,373.4	$8,042.7

LIABILITIES
Policy liabilities and accruals:
Losses and loss adjustment expenses	$3,224.7	$3,153.9
Unearned premiums	1,472.2	1,300.5

Total policy liabilities and accruals	4,696.9	4,454.4

Expenses and taxes payable	500.7	603.2
Reinsurance premiums payable	58.7	58.5
Long-term debt	632.4	433.9
Liabilities of discontinued operations	133.1	134.1

Total liabilities	6,021.8	5,684.1

Commitments and contingencies (Note 14)

SHAREHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 20.0 million shares authorized, none issued	—	—
Common stock, $0.01 par value, 300.0 million shares authorized, 60.5 million shares issued	0.6	0.6
Additional paid-in capital	1,796.7	1,808.5
Accumulated other comprehensive income	126.2	28.8
Retained earnings	1,163.0	1,141.1
Treasury stock at cost (15.8 and 13.0 million shares)	(734.9)	(620.4)

Total shareholders’ equity	2,351.6	2,358.6

Total liabilities and shareholders’ equity	$8,373.4	$8,042.7

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	(Unaudited) Six Months Ended June 30,
(In millions)	2010	2009
PREFERRED STOCK
Balance at beginning and end of period	$—	$—

COMMON STOCK
Balance at beginning and end of period	0.6	0.6

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	1,808.5	1,803.8
Employee and director stock-based awards and other	(11.8)	1.3

Balance at end of period	1,796.7	1,805.1

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
NET UNREALIZED APPRECIATION (DEPRECIATION) ON INVESTMENTS:
Balance at beginning of period	107.7	(276.1)
Cumulative effect of change in accounting principle	—	(33.3)

Balance at beginning of period, as adjusted	107.7	(309.4)
Net appreciation during the period:
Net appreciation on available-for-sale securities	125.7	239.4
(Provision) benefit for deferred federal income taxes	(31.5)	0.2

	94.2	239.6

Balance at end of period	201.9	(69.8)

DEFINED BENEFIT PENSION AND POSTRETIREMENT PLANS:
Balance at beginning of period	(78.9)	(108.7)
Amounts arising in the period	—	(1.6)
Amortization during the period:
Amount recognized as net periodic benefit cost	4.9	10.0
Provision for deferred federal income taxes	(1.7)	(2.9)

	3.2	5.5

Balance at end of period	(75.7)	(103.2)

Total accumulated other comprehensive income (loss)	126.2	(173.0)

RETAINED EARNINGS
Balance at beginning of period	1,141.1	949.8
Cumulative effect of change in accounting principle	—	33.3

Balance at beginning of period, as adjusted	1,141.1	983.1
Net income	44.1	90.2
Dividends to shareholders	(24.3)	—
Treasury stock issued for less than cost	(4.6)	(2.2)
Recognition of share-based compensation	6.7	2.2

Balance at end of period	1,163.0	1,073.3

TREASURY STOCK
Balance at beginning of period	(620.4)	(482.2)
Shares purchased at cost	(126.0)	(7.1)
Net shares reissued at cost under employee stock-based compensation plans	11.5	4.4

Balance at end of period	(734.9)	(484.9)

Total shareholders’ equity	$2,351.6	$2,221.1

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited) Quarter Ended June 30,		(Unaudited) Six Months Ended June 30,
(In millions)	2010	2009	2010	2009

Net income	$2.3	64.4	$44.1	$90.2

Other comprehensive income:
Available-for-sale securities:
Net appreciation during the period	68.0	190.8	125.7	239.4
(Provision) benefit for deferred federal income taxes	(11.2)	—	(31.5)	0.2

Total available-for-sale securities	56.8	190.8	94.2	239.6

Pension and postretirement benefits:
Amounts arising in the period	—	(1.0)	—	(1.6)
Amortization recognized as net periodic benefit costs:
Net actuarial loss	4.3	6.8	8.6	13.6
Prior service cost	(1.5)	(1.4)	(2.9)	(2.8)
Transition asset	(0.4)	(0.4)	(0.8)	(0.8)

Total amortization recognized as net periodic benefit costs	2.4	5.0	4.9	10.0
Provision for deferred federal income taxes	(0.8)	(1.4)	(1.7)	(2.9)

Total pension and postretirement benefits	1.6	2.6	3.2	5.5

Other comprehensive income	58.4	193.4	97.4	245.1

Comprehensive income	$60.7	$257.8	$141.5	$335.3

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Six Months Ended June 30,
(In millions)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$44.1	$90.2
Adjustments to reconcile net income to net cash used in operating activities:
Gain on disposal of variable life insurance and annuity business	(0.9)	(4.1)
(Loss) gain from sale of FAFLIC	0.1	(5.9)
Gain from retirement of debt	—	(34.3)
Net realized investment (gains) losses	(10.4)	12.9
Net amortization and depreciation	7.8	5.1
Stock-based compensation expense	5.9	5.7
Amortization of deferred benefit plan costs	4.9	9.9
Deferred federal income taxes	47.6	21.6
Change in deferred acquisition costs	(42.1)	(7.4)
Change in premiums and notes receivable, net of reinsurance premiums payable	(168.5)	(22.5)
Change in accrued investment income	(1.5)	1.8
Change in policy liabilities and accruals, net	189.9	(47.5)
Change in reinsurance receivable	(3.7)	3.7
Change in expenses and taxes payable	(147.2)	(74.1)
Other, net	(18.5)	(0.2)

Net cash used in operating activities	(92.5)	(45.1)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposals and maturities of available-for-sale fixed maturities	560.6	1,335.9
Proceeds from disposals of equity securities and other investments	26.0	—
Proceeds from mortgages sold, matured or collected	3.9	4.9
Proceeds from the sale of FAFLIC	—	105.8
Cash transferred with sale of FAFLIC	—	(108.1)
Purchase of available-for-sale fixed maturities	(519.6)	(1,424.6)
Purchase of other investments	(17.4)	(15.2)
Net cash used for acquisitions	(12.6)	—
Capital expenditures	(4.3)	(4.2)
Other investing items	—	2.8

Net cash provided by (used in) investing activities	36.6	(102.7)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of options	2.9	0.4
Proceeds from the issuance of long term debt	198.0	—
Change in collateral related to securities lending program	(45.4)	30.7
Dividends paid to shareholders	(24.3)	—
Repurchase of long-term debt	(0.4)	(125.0)
Repurchases of common stock	(130.6)	(7.1)
Other financing activities	0.3	0.1

Net cash provided by (used in) financing activities	0.5	(100.9)

Net change in cash and cash equivalents	(55.4)	(248.7)
Net change in cash related to discontinued operations	(0.2)	132.0
Cash and cash equivalents, beginning of period	316.5	397.7

Cash and cash equivalents, end of period	$260.9	$281.0

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

The interim consolidated financial statements of THG include the accounts of The Hanover Insurance Company (“Hanover Insurance”), and Citizens Insurance Company of America (“Citizens”), THG’s principal property and casualty companies; and certain other insurance and non-insurance subsidiaries. These legal entities conduct their operations through several business segments discussed in Note 11. All significant intercompany accounts and transactions have been eliminated. On January 2, 2009, the Company sold First Allmerica Financial Life Insurance Company (“FAFLIC”) to Commonwealth Annuity and Life Insurance Company (“Commonwealth Annuity”), a subsidiary of the Goldman Sachs Group, Inc. (“Goldman Sachs”). Results related to the sale of FAFLIC are reported as discontinued operations. Accounts associated with the accident and health insurance business that was retained by the Company have been classified as assets and liabilities of discontinued operations in the consolidated Balance Sheets (See Note 3 – Discontinued Operations).

The accompanying interim consolidated financial statements reflect, in the opinion of the Company’s management, all adjustments necessary for a fair presentation of the financial position and results of operations. The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

As of April 1, 2009, the Company adopted the guidance included in ASC 320, Investments – Debt and Equity Securities (“ASC 320”), which modifies the assessment of other-than-temporary impairments (“OTTI”) for fixed maturity securities, as well as the method of recording and reporting OTTI. Under the new guidance, if a company intends to sell or more likely than not will be required to sell a fixed maturity security before recovery of its amortized cost basis, the amortized cost of the security is reduced to its fair value, with a corresponding charge to earnings. If a company does not intend to sell the fixed maturity security, or more likely than not will not be required to sell it, the company is required to separate the other-than-temporary impairment into the portion which represents the credit loss and the amount related to all other factors. The amount of the estimated loss attributable to credit is recognized in earnings and the amount related to non-credit factors is recognized in accumulated other comprehensive income, net of applicable taxes. A cumulative effect adjustment was recognized by the Company upon adoption of this guidance to reclassify the non-credit component of previously recognized impairments from retained earnings to accumulated other comprehensive income. The Company increased the amortized cost basis of these fixed maturity securities and recorded a cumulative effect adjustment of $33.3 million as an increase to retained earnings and reduction to accumulated other comprehensive income. (See further disclosure in Note 8 – Investments).

ASC 805, Business Combinations (“ASC 805”) contains guidance which was intended to provide additional clarification of application issues regarding initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805 was effective for business combinations initiated on or after the first annual reporting period beginning after December 15, 2008. The Company implemented this guidance effective January 1, 2009. Implementing this guidance did not have an effect on the Company’s financial position or results of operations; however, it will likely have an impact on the Company’s accounting for future business combinations, but the effect is dependent upon acquisitions, if any, that are made in the future.

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

ASC 855, Subsequent Events (“ASC 855”), and as modified by ASC update 2010-9, Amendments to Certain Recognition and Disclosure Requirements, includes guidance that was issued by the FASB in May 2009, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence of a company’s evaluation of its subsequent events. ASC 855 defines two types of subsequent events, “recognized” and “non-recognized”. Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore, are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company implemented the guidance included in ASC 855 as of April 1, 2009 and the updated guidance as of December 31, 2009. The effect of implementing the guidance was not material to the Company’s financial position or results of operations.

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

3. Discontinued Operations

Discontinued operations consist of: (i) FAFLIC’s discontinued operations, including both the loss associated with the sale of FAFLIC on January 2, 2009 and the loss or income resulting from its prior business operations; (ii) losses or gains associated with the sale of the variable life insurance and annuity business in 2005; and (iii) the discontinued accident and health insurance business.

The following table summarizes the results for this discontinued business for the periods indicated:

	(Unaudited) Quarter Ended June 30,		(Unaudited) Six Months Ended June 30,
(In millions)	2010	2009	2010	2009

(Loss) gain from operations of discontinued FAFLIC business, net of taxes	$(0.1)	$0.9	$(0.1)	$5.9
Gain on disposal of variable life and annuity business, net of taxes	$0.7	$0.2	$0.9	$4.1
(Loss) gain from discontinued accident and health insurance business, net of taxes	$(0.5)	$0.2	$(1.1)	$(3.1)

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

The gain from FAFLIC’s discontinued operations was $0.9 million and $5.9 million for the quarter and six months ended June 30, 2009, respectively, and resulted primarily from a change in the Company’s estimate of indemnification liabilities related to the sale.

As of June 30, 2010, the Company’s total gross indemnification liability provided in connection with the sale of FAFLIC was $1.2 million. The Company regularly reviews and updates this liability for legal and regulatory matter indemnities. Although the Company believes its current estimate for this liability is appropriate, there can be no assurance that these estimates will not materially increase in the future. Adjustments to this reserve are recorded in the results of the Company in the period in which they are determined.

Variable Life Insurance and Annuity Business

On December 30, 2005, the Company sold its run-off variable life insurance and annuity business to Goldman Sachs, including the reinsurance of 100% of the variable business of FAFLIC. The Company agreed to indemnify Goldman Sachs for certain litigation, regulatory matters and other liabilities relating to the pre-closing activities of the business that was sold. In the second quarter of 2010 and 2009, respectively, the Company recorded gains of $0.7 million and $0.2 million, and in the first six months of 2010 and 2009, respectively, the Company recorded gains of $0.9 and $4.1 million, net of tax, primarily due to a change in the Company’s estimate of indemnification liabilities.

As of June 30, 2010, the Company’s total gross liability for guarantees and indemnifications provided in connection with the disposal of its variable life insurance and annuity business was $4.3 million. The Company regularly reviews and updates this liability for legal and regulatory matter indemnities. Although the Company believes its current estimate for this liability is appropriate, there can be no assurance that these estimates will not materially increase in the future. Adjustments to this reserve are recorded in the results of the Company in the period in which they are determined.

Accident and Health Insurance Business

During 1999, the Company exited its accident and health insurance business, consisting of its Employee Benefit Services business, its Affinity Group Underwriters business and its accident and health assumed reinsurance pool business. Prior to 1999, these businesses comprised substantially all of the former Corporate Risk Management Services segment. Accordingly, the operating results of the discontinued segment have been reported in accordance with Accounting Principles Board Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB Opinion No. 30”). On January 2, 2009, Hanover Insurance directly assumed a portion of the accident and health insurance business; and therefore continues to apply APB Opinion No. 30 to this business. In addition, the remainder of the FAFLIC accident and health business was reinsured by Hanover Insurance and has been reported in accordance with ASC 205.

At June 30, 2010 and December 31, 2009, the portion of the discontinued accident and health insurance business that was directly assumed had assets of $55.9 million and $54.0 million, respectively, consisting primarily of invested assets and reinsurance recoverables, and liabilities of approximately $51.7 million and $48.7 million, respectively, consisting primarily of policy liabilities. At June 30, 2010 and December 31, 2009, the assets and liabilities of this business, as well as those of the reinsured portion of the accident and health insurance business are classified as assets and liabilities of discontinued operations in the Consolidated Balance Sheets.

4. Other Significant Transactions

On both June 7, 2010 and March 22, 2010, the Company paid dividends of 25 cents per share to its issued and outstanding common stock shareholders of record at the close of business on May 24, 2010 and March 8, 2010, respectively. The total dividends paid in the quarters ended June 30, 2010 and March 31, 2010 were $12.0 million and $12.3 million, respectively. On an annualized basis, these dividend payments represent a 33% increase over the annual dividend of 75 cents, paid in December 2009. The holding company receives dividends from its insurance subsidiaries; such dividends are restricted through state regulation. Both Citizens and Hanover Insurance paid dividends to their parent companies in 2009. Citizens could not pay a dividend to Hanover Insurance without the prior approval of the state regulators until June 2010. Beginning in June 2010, Citizens was able to pay up to $70.3 million without the prior approval of state regulators. Hanover Insurance cannot pay a dividend to the holding company without the prior approval of the state regulators until December 2010. In December 2010, the maximum dividend that Hanover Insurance can pay without the prior approval of state regulators will be $173.7 million.

On March 31, 2010, the Company acquired Campania Holding Company, Inc. (“Campania”) for approximately $24 million, subject to various terms and conditions. Campania specializes in insurance solutions for the healthcare industry.

Through February 26, 2010, the Company’s Board of Directors has authorized aggregate repurchases of the Company’s common stock of up to $400 million. Under the repurchase authorizations, the Company may repurchase its common stock from time to time, in amounts and prices and at such times as deemed appropriate, subject to market conditions and other considerations. The Company’s repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. The Company is not required to purchase any specific number of shares or to make purchases by any certain date under this program. On March 30, 2010 and December 8, 2009, the Company entered into accelerated share repurchase agreements with Barclays Bank PLC acting through its agent, Barclays Capital, Inc., for the immediate repurchase of 2.3 million and 2.4 million shares, respectively, of the Company’s common stock at costs of approximately $100.9 million and $100.6 million, respectively (in each case, subject to adjustment). The Company settled its accelerated stock repurchase program initiated in December 2009 on June 23, 2010 for an additional $4.6 million payment provided to Barclays Bank PLC. Total repurchases as of June 30, 2010 were 7.9 million shares at a cost of $338.8 million.

On February 23, 2010, the Company issued $200.0 million aggregate principal amount of 7.50% senior unsecured notes due March 1, 2020. The senior debentures are subject to certain restrictive covenants, including limitations on the issuance or disposition of capital stock of restricted subsidiaries and limitations on liens. These debentures pay interest semi annually on March 1 and September 1.

On December 3, 2009, the Company entered into a renewal rights and asset purchase agreement with OneBeacon Insurance Group (“OneBeacon”). Through this agreement, the Company acquired access to a portion of OneBeacon’s small and middle market commercial business at renewal, including industry programs and middle market niches. Consideration for this transaction was approximately $23 million plus certain additional consideration, and primarily represents purchased intangible assets, which are included as Other assets in the Consolidated Balance Sheets. The agreement was effective for renewals beginning January 1, 2010.

On September 25, 2009, Hanover Insurance received an advance of $125 million through its membership in the Federal Home Loan Bank of Boston (“FHLBB”) as part of a collateralized borrowing program. This advance bears interest at a fixed rate of 5.50% per annum over a twenty-year term. As collateral to the FHLBB, Hanover Insurance has pledged government agency securities with a fair value of $147.2 million and $142.0 million as of June 30, 2010 and December 31, 2009, respectively. The fair value of the collateral pledged must be maintained at certain specified levels of the borrowed amount, which can vary depending on the type of assets pledged. If the fair value of this collateral declines below these specified levels, Hanover Insurance would be required to pledge additional collateral or repay outstanding borrowings. Hanover Insurance is permitted to voluntarily repay the outstanding borrowings at any time, subject to a repayment fee. As a requirement of membership in the FHLBB, Hanover Insurance acquired $2.5 million of FHLBB stock, and as a condition to participating in the FHLBB’s collateralized borrowing program, it was required to purchase additional shares of FHLBB stock in an amount equal to 4.5% of its outstanding borrowings. Such purchases totaled $5.6 million through June 30, 2010. The proceeds from the borrowing were used by Hanover Insurance to acquire AIX Holdings, Inc. (“AIX”) and its subsidiaries from the holding company. In July 2010, the Company committed to borrow an additional $46.3 million from the FHLBB at an average interest rate of 3.88%.

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

On June 29, 2009, prior to liquidating the Trust, the Company completed a cash tender offer to repurchase a portion of its Capital Securities that were issued by the Trust and a portion of its 7.625% Senior Debentures (“Senior Debentures”) due in 2025 that were issued by THG. As of that date, $69.3 million of Capital Securities were tendered at a price equal to $800 per $1,000 of face value. In addition, the Company accepted for tender a principal amount of $77.3 million of Senior Debentures. Depending on the time of tender, holders of the Senior Debentures accepted for purchase received a price of either $870 or $900 per $1,000 of face value. Separately, the Company held $65.0 million of Capital Securities previously repurchased at a discount in the open market prior to the tender offer, and $1.1 million of Senior Debentures. The Company recognized a pre-tax gain of $34.5 million in 2009 as a result of such purchases. During the first quarter of 2010, the Company repurchased $0.4 million of the Junior Debentures at a slight gain. As of June 30, 2010, a net principal amount of $165.3 million of their Junior Debentures and $121.4 million of these Senior Debentures, which are not held by the Company, remained outstanding.

5. Debt

Long-term debt consists of the following:

(In millions)	(Unaudited) June 30, 2010	December 31, 2009
Senior debentures (unsecured) maturing March 1, 2020	$199.3	$—

Senior debentures (unsecured) maturing October 16, 2025	121.4	121.4

Holding Company junior subordinated debentures	165.3	165.7

FHLBB borrowing	125.0	125.0

Capital securities	17.4	17.8

Surplus notes	4.0	4.0

	$632.4	$433.9

On February 23, 2010, the Company issued $200 million aggregate principal amount of 7.50% senior unsecured notes due March 1, 2020. The senior debentures are subject to certain restrictive covenants, including limitations on the issuance or disposition of capital stock of restricted subsidiaries and limitations on liens. These debentures pay interest semi annually (See also Note 4 – Other Significant Transactions). The Company is in compliance with the covenants associated with this indenture.

The Company also holds senior unsecured notes issued October 16, 1995 with a face value of $200.0 million. In 2009, the Company repurchased a portion of these senior debentures with a face value of $78.4 million. The remaining senior debentures have a $121.4 million face value, pay interest semi-annually at a rate of 7.625% and mature on October 16, 2025. The senior debentures are subject to certain restrictive covenants, including limitations on the issuance or disposition of stock of restricted subsidiaries and limitations on liens (See also Note 4 – Other Significant Transactions). The Company is in compliance with the covenants associated with this indenture.

AFC Capital Trust I issued $300.0 million of preferred securities in 1997, the proceeds of which were used to purchase junior subordinated debentures issued by the Company. The Company liquidated the Trust on July 30, 2009. Each holder of Capital Securities as of that date received a principal amount of the Company’s Series B Junior Subordinated Deferrable Interest Debentures equal to the liquidation amount of the Capital Securities held by such holder. These junior subordinated debentures have a face value of $165.3 million and $165.7 million as of June 30, 2010 and December 31, 2009, respectively, and consistent with the capital securities, pay cumulative dividends semi-annually at 8.207% and mature February 3, 2027 (See also Note 4 – Other Significant Transactions). These securities are subject to certain restrictive covenants, with which the Company is in compliance. In addition, the Company holds $3.0 million of capital securities related to Professionals Direct, Inc., and $14.3 million of capital securities related to AIX Holdings, Inc. as of June 30, 2010.

In September 2009, Hanover Insurance received an advance of $125.0 million through its membership in the FHLBB as part of a collateralized borrowing program. This advance bears interest at a fixed rate of 5.50% per annum over a twenty-year term. As collateral to FHLBB, Hanover Insurance has pledged government agency securities with a fair value of $147.2 million and $142.0 million as of June 30, 2010 and December 31, 2009, respectively (See also Note 4 – Other Significant Transactions). The Company is in compliance with the covenants associated with this borrowing.

In June 2007, the Company entered into a $150.0 million committed syndicated credit agreement which expired in June 2010. There were no borrowings under this agreement. The agreement provided covenants, including, but not limited to, maintaining a certain level of equity and an RBC ratio in the Company’s primary property and casualty companies of at least 175% (based on the Industry Scale). The Company was in compliance with the covenants of this agreement for the duration of the contract. The Company did not renew or replace this syndicated credit agreement upon expiration. Additionally, the Company had no commercial paper borrowings as of June 30, 2010 and the Company does not anticipate utilizing commercial paper in the near term.

Interest expense was $21.0 million for the six months ended June 30, 2010 and $20.9 million for the six months ended June 30, 2009 and included interest related to the Company’s senior debentures, junior subordinated debentures, FHLBB borrowings, capital securities and surplus notes. All interest expense is recorded in other operating expenses.

6. Federal Income Taxes

Federal income tax expense for the six months ended June 30, 2010 and 2009 has been computed using estimated effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect current estimates of the annual effective tax rates.

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

7. Pension and Other Postretirement Benefit Plans

The Company’s defined benefit pension plans, which provided retirement benefits based on a cash balance formula, were frozen as of January 1, 2005; therefore, no further cash balance allocations have been credited for plan years beginning on or after January 1, 2005. In addition, certain transition group employees were eligible for a grandfathered benefit based upon service and compensation; such benefits were also frozen at January 1, 2005 levels with an annual transition pension adjustment. The Company has additional unfunded pension plans and postretirement plans to provide benefits to certain full-time employees, former FAFLIC agents, retirees and their dependents.

The components of net periodic benefit cost for pension and other postretirement benefit plans are as follows:

	(Unaudited) Quarter Ended June 30,
(In millions)	2010	2009	2010	2009
	Pension Benefits		Postretirement Benefits
Service cost – benefits earned during the period	$—	$—	$0.1	$0.1
Interest cost	8.1	8.5	0.6	0.7
Expected return on plan assets	(8.7)	(6.6)	—	—
Recognized net actuarial loss	4.2	6.8	0.1	—
Amortization of transition asset	(0.4)	(0.4)	—	—
Amortization of prior service cost	—	—	(1.5)	(1.5)

Net periodic cost (benefit)	$3.2	$8.3	$(0.7)	$(0.7)

	(Unaudited) Six Months Ended June 30,
	2010	2009	2010	2009
	Pension Benefits		Postretirement Benefits
Service cost – benefits earned during the period	$—	$—	$0.1	$0.1
Interest cost	16.3	17.0	1.3	1.4
Expected return on plan assets	(17.5)	(12.7)	—	—
Recognized net actuarial loss	8.4	13.5	0.2	0.1
Amortization of transition asset	(0.8)	(0.8)	—	—
Amortization of prior service cost	—	—	(2.9)	(2.9)

Net periodic cost (benefit)	$6.4	$17.0	$(1.3)	$(1.3)

On January 4, 2010, the Company made a discretionary contribution of $100.0 million to the qualified defined benefit pension plan. With this contribution, and based upon the current estimate of liabilities and certain assumptions regarding investment return and other factors, the Company’s qualified defined benefit pension plan is essentially fully funded.

8. Investments

A. Fixed maturities and equity securities

The Company holds investments in fixed maturities and equity securities, which are classified as available for sale, in accordance with ASC 320, Investments – Debt and Equity Securities.

The amortized cost and fair value of available-for-sale fixed maturities and equity securities were as follows:

(In millions)	(Unaudited) June 30, 2010
	Gross Unrealized Losses
	Amortized Cost (1)	Gross Unrealized Gains	Unrealized Losses	OTTI Unrealized Losses (2)	Fair Value
U.S. Treasury securities and U.S. government and agency securities	$327.8	$9.3	$0.7	$—	$336.4
States and political subdivisions	910.9	30.5	11.0	—	930.4
Foreign governments	2.9	—	—	—	2.9
Corporate fixed maturities	2,305.8	186.1	10.1	27.6	2,454.2
Residential mortgage-backed securities	775.8	46.8	1.2	8.7	812.7
Commercial mortgage-backed securities	346.5	16.0	5.3	—	357.2

Total fixed maturities, including assets of discontinued operations	4,669.7	288.7	28.3	36.3	4,893.8
Less: fixed maturities of discontinued operations	(117.9)	(7.8)	(1.5)	(6.0)	(118.2)

Total fixed maturities, excluding discontinued operations	$4,551.8	$280.9	$26.8	$30.3	$4,775.6

Equity securities, excluding discontinued operations	$44.6	$7.5	$0.8	$—	$51.3

(In millions)	December 31, 2009
	Gross Unrealized Losses
	Amortized Cost (1)	Gross Unrealized Gains	Unrealized Losses	OTTI Unrealized Losses (2)	Fair Value
U.S. Treasury securities and U.S. government and agency securities	$355.2	$3.2	$3.7	$—	$354.7
States and political subdivisions	844.7	13.1	25.6	—	832.2
Foreign governments	3.0	—	—	—	3.0
Corporate fixed maturities	2,243.7	131.4	14.3	29.9	2,330.9
Residential mortgage-backed securities	858.8	29.7	3.4	10.7	874.4
Commercial mortgage-backed securities	334.5	10.1	7.4	—	337.2

Total fixed maturities, including assets of discontinued operations	4,639.9	187.5	54.4	40.6	4,732.4
Less: fixed maturities of discontinued operations	(119.6)	(6.0)	(2.0)	(6.8)	(116.8)

Total fixed maturities, excluding discontinued operations	$4,520.3	$181.5	$52.4	$33.8	$4,615.6

Equity securities, excluding discontinued operations	$57.3	$12.2	$0.3	$—	$69.2

(1)	Amortized cost for fixed maturities and cost for equity securities.
(2)

Represents other-than-temporary impairments recognized in accumulated other comprehensive income. Amount excludes net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date of $34.1 million and $30.1 million as of June 30, 2010 and December 31, 2009, respectively.

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

(In millions)	(Unaudited) June 30, 2010
	Amortized Cost	Fair Value
Due in one year or less	$197.5	$200.9
Due after one year through five years	1,288.4	1,364.3
Due after five years through ten years	1,508.9	1,604.3
Due after ten years	1,674.9	1,724.3

Total fixed maturities, including assets of discontinued operations	4,669.7	4,893.8
Less: fixed maturities of discontinued operations	(117.9)	(118.2)

Total fixed maturities, excluding assets of discontinued operations	$4,551.8	$4,775.6

B. Securities in an unrealized loss position

The following tables provide information about the Company’s fixed maturities and equity securities that are in an unrealized loss position at June 30, 2010 and December 31, 2009:

	(Unaudited) June 30, 2010
	12 months or less		Greater than 12 months		Total
(In millions)	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI (1)	Fair Value
Fixed maturities:
Investment grade:
U.S. Treasury securities and U.S. government and agency securities	$—	$16.5	$0.7	$2.2	$0.7	$18.7
States and political subdivisions	2.6	72.1	8.4	135.0	11.0	207.1
Corporate fixed maturities	0.8	42.4	15.7	107.8	16.5	150.2
Residential mortgage-backed securities	—	4.0	9.9	56.6	9.9	60.6
Commercial mortgage-backed securities	0.7	22.6	4.6	23.3	5.3	45.9

Total investment grade	4.1	157.6	39.3	324.9	43.4	482.5
Below investment grade (2):
Corporate fixed maturities	2.5	71.7	18.7	149.9	21.2	221.6

Total fixed maturities	6.6	229.3	58.0	474.8	64.6	704.1

Equity securities:
Common equity securities	0.8	15.5	—	—	0.8	15.5

Total (3)	$7.4	$244.8	$58.0	$474.8	$65.4	$719.6

(1)

Includes $36.3 million unrealized loss related to other-than-temporary impairment losses recognized in other comprehensive income, of which $17.1 million are below investment grade aged greater than 12 months.

(2)	Substantially all below investment grade securities with an unrealized loss had been rated by the NAIC, Standard & Poor’s or Moody’s at June 30, 2010.
(3)	Includes discontinued accident and health insurance business of $7.5 million in gross unrealized losses with $40.8 million in fair value at June 30, 2010.

	December 31, 2009
	12 months or less		Greater than 12 months		Total
(In millions)	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI (1)	Fair Value
Fixed maturities:
Investment grade:
U.S. Treasury securities and U.S. government and agency securities	$3.7	$170.8	$—	$—	$3.7	$170.8
States and political subdivisions	9.0	275.2	15.6	176.5	24.6	451.7
Corporate fixed maturities	3.4	115.8	13.3	152.7	16.7	268.5
Residential mortgage-backed securities	6.6	89.1	7.5	62.6	14.1	151.7
Commercial mortgage-backed securities	0.4	13.5	7.0	30.0	7.4	43.5

Total investment grade	23.1	664.4	43.4	421.8	66.5	1,086.2
Below investment grade (2):
States and political subdivisions	0.2	8.7	0.8	8.2	1.0	16.9
Corporate fixed maturities	10.6	84.1	16.9	150.1	27.5	234.2

Total below investment grade	10.8	92.8	17.7	158.3	28.5	251.1

Total fixed maturities	33.9	757.2	61.1	580.1	95.0	1,337.3

Equity securities:
Common equity securities	—	—	0.3	1.4	0.3	1.4

Total (3)	$33.9	$757.2	$61.4	$581.5	$95.3	$1,338.7

(1)

Includes $40.6 million unrealized loss related to other-than-temporary impairment losses recognized in other comprehensive income, of which $14.8 million are below investment grade aged greater than 12 months.

(2)	Substantially all below investment grade securities with an unrealized loss had been rated by the NAIC, Standard & Poor’s or Moody’s at December 31, 2009.
(3)	Includes discontinued accident and health insurance business of $8.8 million in gross unrealized losses with $55.0 million in fair value at December 31, 2009.

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

The following tables provide information on the Company’s gross unrealized losses of fixed maturity securities by credit ratings, including ratings of securities with third party guarantees, as of June 30, 2010 and December 31, 2009.

	(Unaudited) June 30, 2010
(In millions)	AAA	AA	A	BBB	Total investment grade	BB	B	CCC and below	Total below investment grade	Total
U.S. Treasury securities and U.S government and agency securities	$0.7	$—	$—	$—	$0.7	$—	$—	$—	$—	$0.7
States and political subdivisions	0.6	1.4	3.5	5.5	11.0	—	—	—	—	11.0
Corporate fixed maturities	—	0.4	5.2	10.9	16.5	7.2	4.9	9.1	21.2	37.7
Residential mortgage-backed securities	0.9	0.8	0.8	7.4	9.9	—	—	—	—	9.9
Commercial mortgage-backed securities	0.1	0.3	4.9	—	5.3	—	—	—	—	5.3

Total fixed maturities, including discontinued operations	2.3	2.9	14.4	23.8	43.4	7.2	4.9	9.1	21.2	64.6
Less: losses included in discontinued operations	—	—	(0.9)	(3.1)	(4.0)	(2.4)	(0.2)	(0.9)	(3.5)	(7.5)

Total fixed maturities, excluding discontinued operations	$2.3	$2.9	$13.5	$20.7	$39.4	$4.8	$4.7	$8.2	$17.7	$57.1

	December 31, 2009
(In millions)	AAA	AA	A	BBB	Total investment grade	BB	B	CCC and below	Total below investment grade	Total
U.S. Treasury securities and U.S. government and agency securities	$3.7	$—	$—	$—	$3.7	$—	$—	$—	$—	$3.7
States and political subdivisions	4.1	7.3	4.8	8.4	24.6	0.8	—	0.2	1.0	25.6
Corporate fixed maturities	—	1.4	7.1	8.2	16.7	11.8	9.7	6.0	27.5	44.2
Residential mortgage-backed securities	2.4	1.4	7.9	2.4	14.1	—	—	—	—	14.1
Commercial mortgage-backed securities	0.5	0.8	6.1	—	7.4	—	—	—	—	7.4

Total fixed maturities, including discontinued operations	10.7	10.9	25.9	19.0	66.5	12.6	9.7	6.2	28.5	95.0

Less: losses included in discontinued operations	—	(0.2)	(1.4)	(3.2)	(4.8)	(0.5)	(2.8)	(0.7)	(4.0)	(8.8)

Total fixed maturities, excluding discontinued operations	$10.7	$10.7	$24.5	$15.8	$61.7	$12.1	$6.9	$5.5	$24.5	$86.2

C. Other-than-temporary impairments

For the three months ended June 30, 2010, other-than-temporary impairments on fixed maturities and equity securities were $2.8 million. Of this amount, $3.4 million was recognized in earnings, including $0.6 million that was transferred from unrealized losses in accumulated other comprehensive income, net of taxes. Of the $3.4 million loss recorded in earnings, $1.6 million related to common stocks, $1.2 million related to above investment grade corporate bonds in the industrial sector that the Company intends to sell and $0.6 million was estimated credit losses on above investment grade residential mortgage-backed securities.

For the first six months of 2010, other-than-temporary impairments on fixed maturities and equity securities were $3.3 million. Of this amount, $6.1 million was recognized in earnings, including $2.8 million that was transferred from unrealized losses in accumulated other comprehensive income, net of taxes. Of the $6.1 million recorded in earnings, $2.4 million was estimated credit losses on debt securities, $1.9 million related to common stocks and $1.8 million related to debt securities that the Company intends to sell. Other-than-temporary impairments recognized on debt securities during the first six months of 2010 primarily include $2.2 million on above investment grade residential mortgage-backed securities, $1.2 million on above investment grade corporate bonds in the industrial sector, and $0.6 million on a below investment grade municipal bond.

For the three months ended June 30, 2009, other-than-temporary impairments on fixed maturities and equity securities were $18.1 million, of which $6.7 million was recognized in earnings and the remaining $11.4 million was recorded as unrealized losses in accumulated other comprehensive income, net of taxes. Of the OTTI recognized in earnings, $5.4 million primarily were from below investment grade corporate bonds in the industrial and financial sectors and $1.3 million were from perpetual preferred securities in the finance sector.

For the six months ended June 30, 2009, other-than-temporary impairments on fixed maturities and equity securities were $34.6 million, of which $23.2 million was recognized in earnings and the remaining $11.4 million was recorded as unrealized losses in accumulated other comprehensive income, net of taxes. Of the OTTI recognized in earnings, $14.2 million were primarily from below investment grade corporate bonds in the industrial sector and $9.0 million were from perpetual preferred securities in the finance sector.

The methodology and significant inputs used to measure the amount of credit losses in 2010 and 2009 are as follows:

Asset-backed securities, including commercial and residential mortgage backed securities – the Company utilized cash flow estimates based on bond specific facts and circumstances that include collateral characteristics, expectations of delinquency and default rates, loss severity, prepayment speeds and structural support, including subordination and guarantees.

Corporate bonds – the Company utilized a financial model that derives expected cash flows based on probability-of-default factors by credit rating and asset duration and loss-given-default factors based on security type. These factors are based on historical data provided by an independent third-party rating agency.

Municipals – the Company utilized cash flow estimates based on bond specific facts and circumstances that may include the political subdivision’s taxing authority, the issuer’s ability to adjust user fees or other sources of revenue to satisfy its debt obligations and the ability to access insurance or guarantees.

The following table provides rollforwards of the cumulative amounts related to the Company’s credit loss portion of the OTTI losses on debt securities for which the non-credit portion of the loss is included in other comprehensive income:

(In millions)	(Unaudited) Quarter Ended June 30, 2010	(Unaudited) Six Months Ended June 30, 2010	(Unaudited) Quarter Ended June 30, 2009 (1)
Credit losses as of the beginning of the period	$23.3	$22.1	$17.3
Credit losses for which an OTTI was not previously recognized	0.1	0.3	2.6
Additional credit losses on securities for which an OTTI was previously recognized	0.6	2.2	—
Reductions for securities sold or matured during the period	(3.0)	(3.6)	—

Credit losses as of the end of the period	$21.0	$21.0	$19.9

(1)	Information for the six months ended June 30, 2009 is not provided as the effective date of the section of ASC 320 requiring this disclosure was April 1, 2009.

D. Proceeds from voluntary sales

The proceeds from voluntary sales of available-for-sale securities and the gross realized gains and gross realized losses on those sales were as follows:

	(Unaudited) Quarter Ended June 30, 2010			(Unaudited) Quarter Ended June 30, 2009
(In millions)	Proceeds from Voluntary Sales	Gross Gains	Gross Losses	Proceeds from Voluntary Sales	Gross Gains	Gross Losses
Fixed maturities	$80.9	$3.5	$1.3	$614.7	$7.4	$5.1
Equity securities	0.7	—	—	—	—	—

	(Unaudited) Six Months Ended June 30, 2010			(Unaudited) Six Months Ended June 30, 2009
(In millions)	Proceeds from Voluntary Sales	Gross Gains	Gross Losses	Proceeds from Voluntary Sales	Gross Gains	Gross Losses
Fixed maturities	$176.1	$9.5	$1.3	$996.6	$23.1	$10.0
Equity securities	25.8	6.2	—	—	—	—

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

The Company utilizes a third party pricing service for the valuation of the majority of its fixed maturity securities and receives one quote per security. When quoted market prices in an active market are available, they are provided by the pricing service as the fair value and such values are classified as Level 1. Since fixed maturities other than U.S. Treasury securities generally do not trade on a daily basis, the pricing service prepares estimates of fair value for those securities using pricing applications based on a market approach. Inputs into the fair value pricing applications which are common to all asset classes include benchmark U.S. Treasury security yield curves, reported trades of identical or similar fixed maturity securities, broker/dealer quotes of identical or similar fixed maturity securities and structural characteristics of the security, such as maturity date, coupon, mandatory principal payment dates, frequency of interest and principal payments and optional principal redemption features. Inputs into the fair value applications that are unique by asset class include, but are not limited to:

•

States and political subdivisions - overall credit quality, including assessments of the level and variability of: sources of payment such as income or property taxes, levies or user fees; credit support such as insurance; state or local economic and political base; natural resource availability; and susceptibility to natural or man-made catastrophic events such as hurricanes, earthquakes or acts of terrorism.

•

Corporate fixed maturities - overall credit quality, including assessments of the level and variability of: industry economic sensitivity; company financial policies; quality of management; regulatory environment; competitive position; indenture restrictive covenants; and security or collateral.

•

Residential mortgage backed securities, U.S. agency pass-thrus and collateralized mortgage obligations (“CMOs”) - estimates of prepayment speeds based upon: historical prepayment rate trends; underlying collateral interest rates; geographic concentration; vintage year; borrower credit quality characteristics; interest rate and yield curve forecasts; U.S. government support programs; tax policies; and delinquency/default trends.

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

•

Commercial mortgage-backed securities - overall credit quality, including assessments of the level and variability of: collateral type such as office, retail, residential, lodging, other; geographic concentration by region, state, metropolitan statistical area and locale; vintage year; historical collateral performance including defeasance, delinquency, default and special servicer trends; and capital structure support features.

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

The estimated fair values of the financial instruments were as follows:

(In millions)	(Unaudited) June 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and cash equivalents	$261.3	$261.3	$316.7	$316.7
Fixed maturities	4,893.8	4,893.8	4,732.4	4,732.4
Equity securities	51.3	51.3	69.3	69.3
Mortgage loans	10.3	11.0	14.1	15.0

Total financial assets, including financial assets of discontinued operations	5,216.7	5,217.4	5,132.5	5,133.4
Less: financial assets of discontinued operations	(118.6)	(118.6)	(117.1)	(117.1)

Total financial assets of continuing operations	$5,098.1	$5,098.8	$5,015.4	$5,016.3

Financial Liabilities
Deposit contracts	$0.3	$0.3	$2.0	$2.0
Legal indemnities	5.5	5.5	7.0	7.0
Long-term debt	632.4	634.4	433.9	387.9

Total financial liabilities of continuing operations (1)	$638.2	$640.2	$442.9	$396.9

(1)	There were no financial liabilities associated with the discontinued operations.

The Company performs a review of the fair value hierarchy classifications and of prices received from its third party pricing service on a quarterly basis. The Company reviews the pricing services’ policy describing its processes, practices and inputs, including various financial models used to value securities. Also, the Company reviews the portfolio pricing. Securities with changes in prices that exceed a defined threshold are verified to independent sources such as Bloomberg. If upon review, the Company is not satisfied with the validity of a given price, a pricing challenge would be submitted to the pricing service along with supporting documentation for its review. The Company does not adjust quotes or prices obtained from the pricing service unless the pricing service agrees with the Company’s challenge. During the six months ended June 30, 2010, the Company did not adjust any prices received from brokers or its pricing service.

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

The Company currently holds fixed maturity securities and equity securities for which fair value is determined on a recurring basis. The following tables present for each hierarchy level, the Company’s assets that were measured at fair value at June 30, 2010 and December 31, 2009.

	(Unaudited) Fair Value at June 30, 2010
(In millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury securities and U.S. government and agency securities	$336.4	$114.6	$221.8	$—
States and political subdivisions	930.4	—	915.5	14.9
Foreign governments	2.9	—	2.9	—
Corporate fixed maturities	2,454.2	—	2,407.3	46.9
Residential mortgage-backed securities, U.S. agency backed	647.0	—	647.0	—
Residential mortgage-backed securities, non-agency	165.7	—	164.6	1.1
Commercial mortgage-backed securities	357.2	—	351.3	5.9

Total fixed maturities	4,893.8	114.6	4,710.4	68.8
Equity securities	43.2	32.2	8.2	2.8

Total investment assets at fair value, including assets of discontinued operations	4,937.0	146.8	4,718.6	71.6
Investment assets of discontinued operations at fair value	(118.2)	(0.2)	(118.0)	—

Total investment assets of continuing operations at fair value	$4,818.8	$146.6	$4,600.6	$71.6

	Fair Value at December 31, 2009
(In millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury securities and U.S. Government and agency securities	$354.7	$100.6	$254.1	$—
States and political subdivisions	832.2	—	816.7	15.5
Foreign governments	3.0	—	3.0	—
Corporate fixed maturities	2,330.9	—	2,292.8	38.1
Residential mortgage-backed securities, U.S. agency backed	689.0	—	689.0	—
Residential mortgage-backed securities, non-agency	185.4	—	185.4	—
Commercial mortgage-backed securities	337.2	—	331.0	6.2

Total fixed maturities	4,732.4	100.6	4,572.0	59.8
Equity securities	60.6	51.0	6.8	2.8

Total investment assets at fair value, including assets of discontinued operations	4,793.0	151.6	4,578.8	62.6
Investment assets of discontinued operations at fair value	(116.9)	(0.3)	(116.6)	—

Total investment assets of continuing operations at fair value	$4,676.1	$151.3	$4,462.2	$62.6

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	(Unaudited) Quarter Ended June 30, 2010
	Fixed Maturities
(In millions)	States and political subdivisions	Corporate	Residential mortgage backed securities, non- agency	Commercial mortgage backed securities	Total	Equities	Total Assets
Balance April 1, 2010	$15.2	$53.4	$1.4	$5.9	$75.9	$2.8	$78.7
Transfers out of Level 3	—	(2.0)	—	—	(2.0)	—	(2.0)
Total gains:
Included in earnings	—	—	—	—	—	—	—
Included in other comprehensive income	0.1	1.1	—	0.1	1.3	—	1.3
Purchases and sales:
Purchases	—	—	—	—	—	—	—
Sales	(0.4)	(5.6)	(0.3)	(0.1)	(6.4)	—	(6.4)

Balance June 30, 2010	$14.9	$46.9	$1.1	$5.9	$68.8	$2.8	$71.6

	(Unaudited) Quarter Ended June 30, 2009
	Fixed Maturities
(In millions)	States and political subdivisions	Corporate	Commercial mortgage backed securities	Total	Equities	Total Assets
Balance April 1, 2009	$19.2	$42.1	$9.3	$70.6	$1.2	$71.8
Transfers out of Level 3	—	(8.5)	(2.3)	(10.8)	—	(10.8)
Total (losses) gains:
Included in earnings	—	(0.7)	—	(0.7)	—	(0.7)
Included in other comprehensive income	(0.4)	2.0	0.6	2.2	—	2.2
Purchases and sales:
Purchases	0.1	7.1	3.1	10.3	—	10.3
Sales	(0.5)	(0.4)	(0.1)	(1.0)	—	(1.0)

Balance June 30, 2009	$18.4	$41.6	$10.6	$70.6	$1.2	$71.8

	(Unaudited) Six Months Ended June 30, 2010
	Fixed Maturities
(In millions)	States and political subdivisions	Corporate	Residential mortgage backed securities, non- agency	Commercial mortgage backed securities	Total	Equities	Total Assets
Balance January 1, 2010	$15.5	$38.1	$—	$6.2	$59.8	$2.8	$62.6
Transfers into Level 3	—	13.5	—	—	13.5	—	13.5
Transfers out of Level 3	—	(2.0)	—	—	(2.0)	—	(2.0)
Total gains (losses):
Included in earnings	—	0.1	—	—	0.1	(0.3)	(0.2)
Included in other comprehensive income	0.2	1.2	—	—	1.4	0.3	1.7
Purchases and sales:
Purchases	—	2.3	1.4	—	3.7	—	3.7
Sales	(0.8)	(6.3)	(0.3)	(0.3)	(7.7)	—	(7.7)

Balance June 30, 2010	$14.9	$46.9	$1.1	$5.9	$68.8	$2.8	$71.6

	(Unaudited) Six Months Ended June 30, 2009
	Fixed Maturities
(In millions)	States and political subdivisions	Corporate	Residential mortgage backed securities, U.S. agency backed	Commercial mortgage backed securities	Total	Equities	Total Assets
Balance January 1, 2009	$18.2	$44.5	$6.9	$19.5	$89.1	$1.2	$90.3
Assets of discontinued operations sold with FAFLIC	(0.1)	(3.4)	—	(2.3)	(5.8)	—	(5.8)
Transfers out of Level 3	—	(8.5)	—	(10.0)	(18.5)	—	(18.5)
Total (losses) gains:
Included in earnings	(0.2)	(0.4)	0.2	—	(0.4)	—	(0.4)
Included in other comprehensive income	(0.8)	1.9	—	0.6	1.7	—	1.7
Purchases and sales:
Purchases	2.2	10.6	—	3.1	15.9	—	15.9
Sales	(0.9)	(3.1)	(7.1)	(0.3)	(11.4)	—	(11.4)

Balance June 30, 2009	$18.4	$41.6	$—	$10.6	$70.6	$1.2	$71.8

During the six months ended June 30, 2010 and 2009, the Company transferred fixed maturities between Level 2 and Level 3 primarily as a result of assessing the significance of unobservable inputs on the fair value measurement. There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2010.

The following table summarizes gains and losses due to changes in fair value that are recorded in net income for Level 3 assets.

	(Unaudited) Quarter Ended June 30, 2010			(Unaudited) Quarter Ended June 30, 2009
(In millions)	Other-than- temporary impairments	Net realized investment gains	Total	Other-than- temporary impairments	Net realized investment gains	Total
Level 3 Assets:
Fixed maturities:
Corporate fixed maturities	$—	$—	$—	$(0.8)	$0.1	$(0.7)

Total assets	$—	$—	$—	$(0.8)	$0.1	$(0.7)

	(Unaudited) Six Months Ended June 30, 2010			(Unaudited) Six Months Ended June, 2009
(In millions)	Other-than- temporary impairments	Net realized investment gains	Total	Other-than- temporary impairments	Net realized investment gains (losses)	Total
Level 3 Assets:
Fixed maturities:
States and political subdivisions	$—	$—	$—	$—	$(0.2)	$(0.2)
Corporate fixed maturities	—	0.1	0.1	(0.8)	0.4	(0.4)
Residential mortgage-backed securities, U.S. agency backed	—	—	—	—	0.2	0.2

Total fixed maturities	—	0.1	0.1	(0.8)	0.4	(0.4)
Equity securities:	(0.3)	—	(0.3)	—	—	—

Total assets	$(0.3)	$0.1	$(0.2)	$(0.8)	$0.4	$(0.4)

10. Other Comprehensive Income

The following table provides a reconciliation of gross unrealized investment gains to the net balance shown in the Consolidated Statements of Comprehensive Income:

	(Unaudited) Quarter Ended June 30,		(Unaudited) Six Months Ended June 30,
(In millions)	2010	2009	2010	2009
Unrealized appreciation on available-for-sale securities:
Unrealized holding gains arising during period, net of income tax (provision) benefit of $(11.0) for the quarter ended June 30, 2010 and $(31.7) and $0.2 for the six months ended June 30, 2010 and 2009	$57.2	$187.2	$103.3	$226.7
Less: reclassification adjustment for gains (losses) included in net income, net of income tax benefit (provision) of $0.2 and $(0.2) for the quarter and six months ended June 30, 2010	0.4	(3.6)	9.1	(12.9)

Other comprehensive income	$56.8	$190.8	$94.2	$239.6

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

The Company reports interest expense related to its debt separately from the earnings of its operating segments. The Company’s debt consists of senior debentures, junior subordinated debentures, advances under the Company’s collateralized borrowing program with FHLBB, capital securities, and surplus notes.

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

Summarized below is financial information with respect to business segments:

	(Unaudited) Quarter Ended June 30,		(Unaudited) Six Months Ended June 30,
(In millions)	2010	2009	2010	2009
Segment revenues:
Property and Casualty:
Personal Lines	$397.9	$394.0	$793.2	$788.8
Commercial Lines	365.9	299.8	702.1	604.1
Other Property and Casualty	5.5	7.1	10.8	14.0

Total Property and Casualty	769.3	700.9	1,506.1	1,406.9
Intersegment revenues	(1.2)	(0.9)	(2.3)	(1.9)

Total segment revenues	768.1	700.0	1,503.8	1,405.0
Adjustments to segment revenues:
Net realized investment gains (losses)	0.2	(3.6)	11.1	(9.7)

Total revenues	$768.3	$696.4	$1,514.9	$1,395.3

Segment income before federal income taxes and discontinued operations:
Property and Casualty:
Personal Lines:
GAAP underwriting loss	$(30.6)	$(2.8)	$(23.9)	$(29.3)
Net investment income	25.6	26.0	51.2	53.6
Other income	1.5	2.4	3.7	4.4

Personal Lines segment (loss) income	(3.5)	25.6	31.0	28.7
Commercial Lines:
GAAP underwriting (loss) income	(16.0)	20.7	(24.8)	36.1
Net investment income	32.3	29.7	64.3	61.3
Other income	0.6	0.5	0.2	1.1

Commercial Lines segment income	16.9	50.9	39.7	98.5
Other Property and Casualty:
GAAP underwriting income	—	0.3	0.3	0.3
Net investment income	3.9	5.4	7.4	10.9
Other net expenses	(2.7)	(5.9)	(6.1)	(12.2)

Other Property and Casualty segment income (loss)	1.2	(0.2)	1.6	(1.0)

Total Property and Casualty	14.6	76.3	72.3	126.2
Interest expense on debt	(11.7)	(10.5)	(21.0)	(20.9)

Segment income before federal income taxes	2.9	65.8	51.3	105.3
Adjustments to segment income:
Net realized investment gains (losses)	0.2	(3.6)	11.1	(9.7)
Gain on retirement of debt	—	34.3	—	34.3
Other items	—	(0.1)	—	—

Income from continuing operations before federal income taxes	$3.1	$96.6	$62.4	$129.9

Summarized below is financial information with respect to business segments:

	Identifiable Assets
(In millions)	(Unaudited) June 30, 2010	December 31, 2009
Property and Casualty (1)	$8,252.0	$7,922.6
Assets of discontinued operations (2)	132.2	130.6
Intersegment eliminations	(10.8)	(10.5)

Total	$8,373.4	$8,042.7

(1)	The Company reviews assets based on the total Property and Casualty Group and does not allocate between the Personal Lines, Commercial Lines and Other Property and Casualty segments.
(2)	Includes assets related to the Company’s discontinued accident and health insurance business.

12. Stock-based Compensation

Compensation cost and the related tax benefits were as follows:

	(Unaudited) Quarter Ended June 30,		(Unaudited) Six Months Ended June 30,
(In millions)	2010	2009	2010	2009
Stock-based compensation expense	$2.7	$2.7	$5.5	$5.4
Tax benefit	(0.9)	(1.0)	(1.9)	(1.9)

Stock-based compensation expense, net of taxes	$1.8	$1.7	$3.6	$3.5

Stock Options

Information on the Company’s stock option plan activity is summarized below.

	(Unaudited) Six Months Ended June 30, 2010		(Unaudited) Six Months Ended June 30, 2009
(In whole shares and dollars)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	3,131,142	$39.16	2,998,821	$41.02
Granted	389,750	42.45	530,000	34.13
Exercised	(83,420)	34.98	(15,350)	28.29
Forfeited or cancelled	(88,930)	44.10	(83,000)	45.15
Expired	(125,400)	44.91	(184,100)	52.07

Outstanding, end of period	3,223,142	39.31	3,246,371	39.22

Restricted Stock and Restricted Stock Units

The following tables summarize activity information about employee restricted stock and restricted stock units:

	(Unaudited) Six Months Ended June 30, 2010		(Unaudited) Six Months Ended June 30, 2009
(In whole shares and dollars)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Restricted stock and restricted stock units:
Outstanding, beginning of period	700,904	$41.12	470,905	$45.41
Granted	341,104	42.55	286,725	34.27
Vested and exercised	(109,057)	48.28	(7,663)	45.08
Forfeited	(56,894)	40.46	(25,061)	42.75

Outstanding, end of period	876,057	40.83	724,906	41.15

Performance-based restricted stock units:
Outstanding, beginning of period (1)	145,635	$42.79	164,442	$46.10
Granted (1)	41,250	42.15	47,375	34.19
Vested and exercised	(31,558)	48.46	(40,507)	46.28
Forfeited (2)	(15,352)	47.64	(19,962)	46.49

Outstanding, end of period (1)	139,975	40.79	151,348	41.58

(1)

Performance based restricted stock units are based upon the achievement of the performance metric at 100%. These units have the potential to range from 0% to 175% of the shares disclosed, which varies based on grant year and individual participation level. Increases to the 100% target level are reflected as granted in the period in which performance-based stock unit goals are achieved. Decreases from the 100% target level are reflected as forfeited in the period in which the performance-based stock unit goals are achieved.

(2)

In 2010 and 2009, respectively, 11,472 and 17,212 performance-based stock units were included as forfeited due to completion levels less than 100% for units originally granted in 2007. The weighted average grant date fair value for these awards was $48.46.

13. Earnings Per Share

The following table provides share information used in the calculation of the Company’s basic and diluted earnings per share:

	(Unaudited) Quarter Ended June 30,		(Unaudited) Six Months Ended June 30,
(In millions, except per share data)	2010	2009	2010	2009
Basic shares used in the calculation of earnings per share	44.9	51.1	46.2	51.1
Dilutive effect of securities:
Employee stock options	0.3	0.1	0.3	0.1
Non-vested stock grants	0.3	0.2	0.3	0.2

Diluted shares used in the calculation of earnings per share	45.5	51.4	46.8	51.4

Per share effect of dilutive securities on income from continuing operations	$—	$—	$(0.01)	$(0.01)

Per share effect of dilutive securities on net income	$—	$(0.01)	$(0.02)	$(0.02)

Diluted earnings per share for the quarter ended June 30, 2010 and 2009 excludes 1.4 million and 2.9 million, respectively, of common shares issuable under the Company’s stock compensation plans, because their effect would be antidilutive. Diluted earnings per share for the six months ended June 30, 2010 and 2009 excludes 1.6 million and 3.1 million, respectively, of common shares issuable under the Company’s stock compensation plans, because their effect would be antidilutive.

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

Hurricane Katrina Litigation

The Company has been named as a defendant in various litigation including putative class actions, relating to disputes arising from damages which occurred as a result of Hurricane Katrina in 2005. As of June 30, 2010, there were approximately 50 such cases. These cases have been filed in both Louisiana state courts and federal district courts. These cases generally involve, among other claims, disputes as to the amount of reimbursable claims in particular cases (e.g. how much of the damage to an insured property is attributable to flood and therefore not covered, and how much is attributable to wind, which may be covered), as well as the scope of insurance coverage under homeowners and commercial property policies due to flooding, civil authority actions, loss of landscaping, business interruption and other matters. Certain of these cases claim a breach of duty of good faith or violations of Louisiana insurance claims handling laws or regulations and involve claims for punitive or exemplary damages.

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

On March 5, 2009, the court issued an Order granting in part and denying in part a Motion to Dismiss filed by Defendants. The court dismissed all claims for bad faith and breach of fiduciary duty and all claims for flood damages under policies with flood exclusions or asserted under the Valued Policy Law, but rejected the insurers’ arguments that the purported assignments from individual claimants to the state were barred by anti-assignment provisions in the insurers’ policies. On April 16, 2009, the court denied a Motion for Reconsideration of its ruling regarding the anti-assignment provisions, but certified the issue as ripe for immediate appeal. On April 30, 2009, Defendants filed a Petition for Permission to Appeal to the United States Court of Appeals for the Fifth Circuit (“Fifth Circuit”), which was granted. Defendants’ appeal is currently pending. On July 28, 2010, the Fifth Circuit certified the issue to the Louisiana Supreme Court.

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

The Governor of Michigan has endorsed a number of proposals by her appointed Automobile and Home Insurance Consumer Advocate which would, among other things, change the current rate approval process from the current “file and use” system to “prior approval”, mandate “affordable” rates, eliminate territorial ratings, reduce the threshold for lawsuits to be filed in “at fault” incidents, and prohibit the use of certain underwriting criteria such as credit-based insurance scores. The Michigan legislature is currently considering these and other proposals, including one to require insurance companies to offer “low cost” personal automobile prices. The Office of Financial and Insurance Regulation (“OFIR”) previously issued regulations prohibiting the use of credit scores to rate personal lines insurance policies, which regulations were the subject of litigation being reviewed by the Michigan Supreme Court. Pending a determination by the Michigan Supreme Court, OFIR was enjoined from disapproving rates on the basis that they were based in part on credit-based insurance scores. In a decision issued on July 8, 2010, the Michigan Supreme Court held that the regulations issued by the OFIR prohibiting the use of credit scores to rate personal lines insurance policies were invalid. On November 9, 2009, the Michigan Board of Canvassers issued preliminary approval allowing proponents to begin collecting signatures as the first step in placing a ballot initiative in front of voters in November of 2010. The proposed ballot question would have required a number of changes for the property and casualty market, including, subject to limitations, the rollback of rates by up to 20% for all lines with the exception of workers’ compensation and surety, and an additional 20% rollback of personal automobile rates for “good drivers”. Proponents of the ballot initiative, however, did not present the required number of valid signatures by the May 2010 deadline and the proposed ballot initiative failed. At this time, the Company is unable to predict the likelihood of adoption or impact on its business of any such proposals or regulations, but any such restrictions could have an adverse effect on its results of operations.

On August 1, 2010, the Michigan Supreme Court issued a decision in a case captioned McCormick v Carrier, et. al, overturning the so-called Kreiner decision, and in so doing, the Company believes the Court significantly expanded the circumstances under which claimants can sue for non-economic losses resulting from automobile accidents in Michigan. Although the full implications and application of the McCormick decision are not yet understood and may evolve in the future, the Company believes that the revised standard will adversely affect both past claims which are not finally resolved, as well as future claims. Although the Company established reserves in anticipation of this decision, in light of evolving law and the uncertain application of this new standard, the Company cannot be certain as to the adequacy of these reserves or of the Company’s ability to raise rates for liability coverage of Michigan personal and commercial automobile polices to reflect the additional losses it expects to incur.

In May 2010, the Massachusetts Attorney General’s Office published draft regulations purporting to provide greater consumer protections under the recently implemented “managed competition” system for Massachusetts private passenger automobile insurance. The proposed changes would significantly alter the current system of managed competition and change the manner in which insurers and agents operate in the market place, particularly for companies such as Hanover Insurance, which distribute through independent agents. At this time, the Company is uncertain as to whether the draft regulations will be revised or ultimately implemented and cannot predict the potential impact of any such regulations on its business.

From time to time, proposals have been made to establish a federal based insurance regulatory system and to allow insurers to elect either federal or state-based regulation (“optional federal chartering”). In light of the current economic crisis and the focus on increased regulatory controls, particularly with regard to financial institutions, there has been renewed interest in such proposals. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Financial Reform Act”) was enacted. The Financial Reform Act includes a provision to establish a Federal Insurance Office with the primary purpose of collecting information to better understand insurance issues at the federal level and to resolve certain issues affecting foreign insurance companies doing business in the United States. The Financial Reform Act also contains provisions affecting financial institutions, credit rating agencies and other commercial and consumer businesses. THG is currently reviewing the legislation and while it expects that the legislation will have little direct impact on the Company’s operations, it does not yet know the indirect consequences to the financial services sector, the Company’s business or its Commercial Lines policyholders.

At this time, the Company is also uncertain of the various collateral consequences of the Patient Protection and Affordable Care Act on its business and the property and casualty industry in general.

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

With respect to segment results, during the first six months of 2010, our pre-tax segment earnings declined from the same period in 2009. Pre-tax catastrophe losses increased $51.8 million, to $119.4 million for the first six months of 2010, compared to $67.6 million for the same period in 2009. The industry experienced a high level of catastrophes during the past few months, and we were no exception. We recorded catastrophe losses of approximately $85 million in the second quarter of 2010, which were associated with severe hail and wind storms in Oklahoma and Michigan, as well as wind, hail and flooding in Tennessee, Ohio, Illinois and other states. In addition, decreased favorable development on prior years’ loss and loss adjustment expense (“LAE”) reserves and higher underwriting expenses contributed to the overall decline. These results were partially offset by more favorable current accident year results.

We, and the industry in general, continue to experience pricing pressures. We believe that our ongoing agency relationships, position in the marketplace and strong product set, position us well relative to many of our competitors in our principal markets.

We have made an explicit decision to invest further in our business despite the fact that our expense ratio is higher than that of some of our peer companies and other competitors in support of our partner agent strategy. In Personal Lines, we are investing to improve the competitiveness of our products and in technology and systems enhancements intended to make our interactions with agents more efficient. In Commercial Lines, most of our investments are directed toward expanding our product capabilities and offerings in various niches and differentiated products, as well as investments in systems improvements. In addition, we recently started to expand our Commercial Lines offerings into selected states in the western part of the country. Our renewal rights transaction with OneBeacon Insurance Group (“OneBeacon”) supported both our Commercial Lines product expansion, as well as our western geographic expansion. As a result of these actions and for the first time in recent company history, our Commercial Lines net written premiums exceeded our Personal Lines net written premiums during the first half of 2010.

Personal Lines

In our Personal Lines business, the market continues to be very competitive, with continued pressure on agents from direct writers, as well as from the increased usage of real time comparative rating tools. We maintain our focus on partnering with high quality, value added agencies that stress the importance of account rounding (the conversion of single policy customers to accounts with multiple policies and/or additional coverages), and consultative selling. We are focused on making investments that are intended to help us maintain profitability, build a distinctive position in the market, such as through our Think Hanover initiative, and provide us with profitable growth opportunities.

Our Think Hanover initiative is intended to enhance retention and strengthen our value proposition for agents, including by introducing broad and innovative product offerings. In 2009, we introduced a substantially improved product suite (The Hanover Household) to make it easier for agents to write more lines of business per household. We also modified our operating model and improved our agency automation, which is intended to deliver a more competitive sales and services experience for agents (Front Line Excellence).

Current market conditions continue to be challenging as pricing pressures and economic conditions remain difficult and we face uncertain legal and regulatory environments, especially in Michigan and Massachusetts. These competitive and economic pressures and legal and regulatory concerns have limited our growth and retention of business in Michigan and Massachusetts, our largest states, and elsewhere. We are working closely with our partner agents in these and our other core states to remain a significant writer with strong margins.

During the first half of 2010, we continued our mix management initiatives relating to our Connections® Auto product to improve the overall profitability of the business. We remain focused on reducing our growth in less profitable automobile segments and increasing our multi-car and total account business consistent with our account rounding strategy. We experienced relatively flat growth levels through the second quarter of 2010 and expect that trend to continue during the year.

We believe that our Connections Auto product will help us profitably grow our market share over time. The Connections Auto product is designed to be competitively priced for a wide spectrum of drivers through its multivariate rating application, which calculates rates based upon the magnitude and correlation of multiple risk factors. At the same time, a core strategy is to broaden our portfolio offerings and write “total accounts”, which are accounts that include multiple personal line coverages for the same customer. Account business has historically provided us with stronger margins and superior retention. Total account business represents approximately two-thirds of our Personal Lines business.

Our homeowners product, Connections® Home, is intended to improve our competitiveness for total account business by making it easier and more efficient for our agents to write business with us and by providing more comprehensive coverage options for policyholders. In addition, in 14 states we have introduced a more sophisticated, multivariate pricing approach to our homeowners product which is intended to better align rates with the underlying risk of each customer. We plan to continue to implement this price segmentation in our other states. We also continue to refine our products and work closely with high potential agents to increase the percentage of their business they place with us and to ensure that it is consistent with our preferred mix of business. Additionally, we remain focused on diversifying our state mix beyond our four core states of Michigan, Massachusetts, New York and New Jersey. We expect these efforts to contribute to profitable growth and improved retention in our Personal Lines segment over time.

Commercial Lines

In the Commercial Lines market, aggressive price competition requires us to be highly disciplined in our underwriting process to ensure that we write business only at acceptable margins. In certain lines of business where the weak economy may be a particularly important factor, such as surety and workers’ compensation, we have endeavored to adjust pricing and/or take a more conservative approach to risk selection in order to more appropriately reflect the higher risk of loss.

In December 2009, we entered into a renewal rights agreement with OneBeacon, further strengthening our competitive position and advancing our expansion efforts in the western states. Through the agreement, we acquired access to a portion of OneBeacon’s small and middle market commercial business at renewal, much of which fits into our current industry specific programs and middle market niches. At the same time, the transaction allows for expansion of our segment, niche and industry-specific program business. On January 1, 2010, we began renewing these policies through a reinsurance arrangement with OneBeacon whereby such policies are underwritten on OneBeacon policy forms and using OneBeacon systems. During the second quarter of 2010, we began converting renewals to our policy forms. We expect this conversion process to continue until late 2011.

We also continue to develop our specialty businesses, which on average are expected to offer higher margins over time and enable us to deliver a more complete product portfolio to our agents and policyholders. Our specialty business, including marine and bond lines, now account for over one-third of our Commercial Lines premiums written. Growth in our specialty business continues to be a significant part of our strategy. Our ongoing focus on expanding our product offerings in specialty businesses is evidenced by our acquisitions. Over the past three years, we have acquired several specialty businesses, including Professionals Direct, Inc. (“PDI”), which we market as Hanover Professionals, a professional liability insurance carrier for principally small to medium-sized legal practices; Verlan Holdings, Inc. (“Verlan”), which we market as Hanover Specialty Industrial, a specialty company providing property insurance to small and medium-sized chemical, paint, solvent and other manufacturing and distribution companies; and AIX Holdings, Inc. (“AIX”), a specialty property and casualty insurance carrier that focuses on underwriting and managing program business. In January 2010, we acquired Benchmark Professional Insurance Services, Inc., a provider of insurance solutions to the design professionals industry, including architects and engineers. We acquired Campania Holding Company, Inc. (“Campania”) on March 31, 2010, which specializes in insurance solutions for portions of the healthcare professionals industry, including durable medical equipment suppliers, behavioral health specialists, eldercare providers, and podiatrists. Most recently, we entered into an agreement with the Insurance Company of the West (“ICW”) that is expected to build our surety capabilities in our western expansion states. In addition to our specialty business, we have developed several niche insurance programs, such as for schools, religious institutions, moving and storage companies and human services organizations, such as non-profit youth and community service organizations, and we have added additional segmentation to our core middle market commercial products, including real estate, hospitality and wholesale distributors. As a complementary initiative, we have introduced products focused on management liability, specifically non-profit directors and officers liability and employment practices liability, and coverage for private company directors and officers liability.

In addition, we have made a number of enhancements to our core products and technology platforms that are intended to drive more total account placements in our small commercial business, which we believe will enhance margins. Our focus continues to be on improving and expanding our partnerships with select agents.

We believe our specialty capabilities and small commercial platform, coupled with increased distinctiveness in the middle market through these acquisitions, development of niches, and better segmentation, provides us with a more diversified portfolio of products and enables us to deliver significant value to our agents and policyholders. We believe these efforts will enable us to improve the overall mix of our business and ultimately our underwriting profitability.

Investment Portfolio

Our investment holdings totaled approximately $5.3 billion at June 30, 2010 and consist primarily of investment grade fixed maturities with a net unrealized gain position of approximately $224.1 million, and cash and cash equivalents.

Recent developments have illustrated that the U.S. and global financial markets and economies, while continuing to recover, remain tenuous as market values have and are expected to continue to fluctuate. Issuers of securities continue to be challenged by adverse business and liquidity circumstances and therefore unanticipated bond defaults could increase, particularly with respect to non-investment grade securities. Credit spreads of taxable municipal bonds, corporate bonds and residential and commercial mortgage-backed securities tightened during the period, resulting in increased unrealized gains in the first six months of 2010. The first six months of 2010 have continued the positive momentum the financial markets experienced in the latter half of 2009; however, uncertainty still exists in these markets, and with respect to the potential impact on our business of the current difficult economy.

Description of Operating Segments

Our primary business operations include insurance products and services in three property and casualty operating segments. These segments are Personal Lines, Commercial Lines and Other Property and Casualty. Personal Lines includes personal automobile, homeowners and other personal coverages, while Commercial Lines includes commercial multiple peril, commercial automobile, workers’ compensation and other commercial coverages, such as inland marine, bonds, specialty program business, professional liability and management liability. In addition, the Other Property and Casualty segment consists of Opus Investment Management, Inc. (“Opus”), which markets investment management services to institutions, pension funds and other organizations, earnings on holding company assets, as well as voluntary pools business in which we have not actively participated since 1995. Additionally, prior to the sale of FAFLIC on January 2, 2009, our operations included the results of this run-off life insurance and annuity business as a separate segment. We present the separate financial information of each segment consistent with the manner in which our chief operating decision maker evaluates results in deciding how to allocate resources and in assessing performance.

We report interest expense related to our debt separately from the earnings of our operating segments. Our debt consists of senior debentures, junior subordinated debentures, advances under our collateralized borrowing program with the Federal Home Loan Bank of Boston (“FHLBB”), capital securities and surplus notes.

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

Catastrophe losses are a significant component in understanding and assessing the financial performance of our business. However, catastrophic events make it difficult to assess the underlying trends in this business. Management believes that providing certain financial metrics and trends excluding the effects of catastrophes helps investors to understand the variability in periodic earnings and to evaluate the underlying performance of our operations.

Our consolidated net income for the second quarter of 2010 was $2.3 million, compared to $64.4 million for the same period in 2009. The $62.1 million decrease in income is primarily due to a decline in after-tax segment income of $42.2 million, primarily driven by increased catastrophe losses, lower favorable development of prior years’ loss and LAE reserves and higher underwriting expenses, partially offset by favorable current accident year results. Results in 2009 included a $34.3 million pre-tax gain ($22.3 million, net of taxes) associated with our tender offer whereby we repurchased a portion of our mandatorily redeemable preferred securities and our senior debentures during the second quarter of 2009 (see also “Significant Transactions”).

Our consolidated net income for the first six months of 2010 was $44.1 million, compared to $90.2 million for the same period in 2009. The $46.1 million decrease is primarily due to a $36.6 million decline in after-tax segment income, primarily driven by increased catastrophe losses, lower favorable development of prior years’ loss and LAE reserves, and higher underwriting expenses, partially offset by more favorable current accident year results. Results in 2009 included the $34.3 million pre-tax gain ($22.3 million net of taxes) related to the aforementioned tender offer which we recognized in the first half of 2009. In addition, earnings from our discontinued operations decreased by $7.2 million. Partially offsetting these decreases was a $20.8 million improvement in our net realized investment position from a loss of $9.7 million in the first half of 2009 to a gain of $11.1 million in the first half of 2010.

The following table reflects segment income as determined in accordance with generally accepted accounting principles and a reconciliation of total segment income to consolidated net income.

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2010	2009	2010	2009
Segment income (loss) before federal income taxes:
Property and Casualty
Personal Lines	$(3.5)	$25.6	$31.0	$28.7
Commercial Lines	16.9	50.9	39.7	98.5
Other Property and Casualty	1.2	(0.2)	1.6	(1.0)

Total Property and Casualty	14.6	76.3	72.3	126.2
Interest expense on debt	(11.7)	(10.5)	(21.0)	(20.9)

Total segment income before federal income taxes	2.9	65.8	51.3	105.3

Federal income tax expense on segment income	(1.1)	(21.8)	(17.5)	(34.9)
Net realized investment gains (losses)	0.2	(3.6)	11.1	(9.7)
Gain on retirement of debt	—	34.3	—	34.3
Other non-segment items	—	0.1	—	—
Federal income tax benefit (expense) on non-segment income	0.2	(11.7)	(0.5)	(11.7)

Income from continuing operations, net of taxes	2.2	63.1	44.4	83.3
Discontinued operations:
(Loss) gain from discontinued FAFLIC business, net of taxes	(0.1)	0.9	(0.1)	5.9
(Loss) gain from discontinued accident and health insurance business, net of taxes	(0.5)	0.2	(1.1)	(3.1)
Gain on disposal of variable life insurance and annuity business, net of taxes	0.7	0.2	0.9	4.1

Net income	$2.3	$64.4	$44.1	$90.2

Segment Results

The following is our discussion and analysis of the results of operations by business segment. The segment results are presented before taxes and other items which management believes are not indicative of our core operations, including realized gains and losses.

Property and Casualty

The following table summarizes the results of operations for the Property and Casualty group for the periods indicated:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2010	2009	2010	2009
Segment revenues
Net premiums written	$802.0	$663.1	$1,527.2	$1,293.0

Net premiums earned	$697.8	$630.0	$1,364.3	$1,262.0
Net investment income	61.8	61.1	122.9	125.8
Other income	9.7	9.8	18.9	19.1

Total segment revenues	769.3	700.9	1,506.1	1,406.9

Losses and operating expenses
Losses and LAE	498.4	393.8	930.0	822.1
Policy acquisition expenses	163.0	144.8	317.4	287.9
Other operating expenses	93.3	86.0	186.4	170.7

Total losses and operating expenses	754.7	624.6	1,433.8	1,280.7

Segment income	$14.6	$76.3	$72.3	$126.2

Quarter Ended June 30, 2010 Compared to Quarter Ended June 30, 2009

The Property and Casualty group’s segment income decreased $61.7 million, or 80.9%, to $14.6 million, in the second quarter of 2010, compared to $76.3 million in the second quarter of 2009. Catastrophe related activity increased by $54.8 million in the quarter, to $85.0 million, from $30.2 million in the same period of 2009. Excluding the impact of catastrophe related activity, earnings would have decreased by $6.9 million. This decrease was primarily due to lower favorable development on prior years’ loss and LAE reserves and higher expenses, partially offset by more favorable current accident year results. Favorable development on prior years’ loss and LAE reserves decreased by approximately $20 million. Additionally, underwriting and other operating expenses increased, primarily due to costs associated with our Commercial Lines westward expansion initiative and increased costs in our specialty business, including our recently acquired subsidiaries, and higher technology costs, partially offset by lower pension costs. These declines were partially offset by more favorable current accident year results of approximately $12 million in Personal Lines.

Production and Underwriting Results

The following table summarizes GAAP net premiums written and GAAP loss, LAE, expense and combined ratios for the Personal Lines and Commercial Lines segments. GAAP loss, LAE, catastrophe loss and combined ratios shown below include prior year reserve development. These items are not meaningful for our Other Property and Casualty segment.

	Quarter Ended June 30,
	2010			2009
(In millions, except ratios)	GAAP Net Premiums Written	GAAP Loss Ratios (1)(2)	Cata- strophe loss ratios (3)	GAAP Net Premiums Written	GAAP Loss Ratios (1)(2)	Cata- strophe loss ratios (3)
Personal Lines:
Personal automobile	$237.2	60.4	2.8	$242.3	56.7	0.9
Homeowners	128.2	88.5	43.2	118.6	73.7	18.5
Other personal	11.5	41.7	7.4	10.9	27.8	2.1

Total Personal Lines	376.9	69.0	16.1	371.8	61.1	6.2

Commercial Lines:
Workers’ compensation	40.9	44.5	—	27.0	53.0	—
Commercial automobile	68.1	44.6	—	52.4	53.8	0.2
Commercial multiple peril	152.8	55.8	17.7	97.6	35.4	4.5
Other commercial	163.3	50.9	4.7	114.1	41.1	3.3

Total Commercial Lines	425.1	50.9	7.8	291.1	42.7	2.8

Total	$802.0	60.4	12.2	$662.9	53.3	4.8

	2010			2009
	GAAP LAE Ratio	GAAP Expense Ratio	GAAP Combined Ratio (4)(5)	GAAP LAE Ratio	GAAP Expense Ratio	GAAP Combined Ratio (4)(5)
Personal Lines	10.8	27.7	107.5	10.2	28.6	99.9
Commercial Lines	11.1	42.6	104.7	7.7	41.4	91.8
Total	11.0	34.7	106.1	9.2	33.9	96.4

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

(5)	Total includes favorable development of $0.2 million for the quarter ended June 30, 2010, which is reflected in our Other Property and Casualty segment.

The following table summarizes GAAP underwriting results for the Personal Lines, Commercial Lines and Other Property and Casualty segments and reconciles it to GAAP segment income.

	Quarter Ended June 30,
	2010				2009
	Personal Lines	Commercial Lines	Other Property and Casualty	Total	Personal Lines	Commercial Lines	Other Property and Casualty	Total
GAAP underwriting profit (loss), excluding prior year reserve development and catastrophes	$16.1	$(1.9)	$(0.2)	$14.0	$(0.8)	$4.6	$0.4	$4.2
Prior year favorable (unfavorable) loss and LAE reserve development	12.6	11.6	0.2	24.4	20.7	23.6	(0.1)	44.2
Pretax catastrophe effect	(59.3)	(25.7)	—	(85.0)	(22.7)	(7.5)	—	(30.2)

GAAP underwriting (loss) profit	(30.6)	(16.0)	—	(46.6)	(2.8)	20.7	0.3	18.2
Net investment income (1)	25.6	32.3	3.9	61.8	26.0	29.7	5.4	61.1
Fees and other income	3.2	4.9	1.6	9.7	3.6	4.8	1.4	9.8
Other operating expenses	(1.7)	(4.3)	(4.3)	(10.3)	(1.2)	(4.3)	(7.3)	(12.8)

Segment (loss) income	$(3.5)	$16.9	$1.2	$14.6	$25.6	$50.9	$(0.2)	$76.3

(1)

We manage investment assets for our property and casualty business based on the requirements of the entire Property and Casualty group. We allocate net investment income to each of our Property and Casualty segments based on actuarial information related to the underlying business.

Personal Lines

Personal Lines’ net premiums written increased $5.1 million, or 1.4%, to $376.9 million for the second quarter of 2010. The most significant factors contributing to higher net premiums written were rate increases in our automobile and homeowners lines and growth in policies in force in our targeted growth states. These increases were partially offset by reductions in policies in force in our core states.

Net premiums written in the personal automobile line of business declined 2.1%, primarily as a result of lower policies in force in Massachusetts, Michigan, Georgia and New York, which we attribute to our efforts to improve or maintain margins in those states. Net premiums written in the homeowners line of business increased 8.1%, resulting from rate increases and an increase in policies in force of 3.6% at the end of the second quarter of 2010, compared to the second quarter of 2009. Policies in force in the homeowners line increased in the majority of our states, primarily from our account rounding initiatives.

Personal Lines underwriting loss increased $27.8 million, to $30.6 million, in the second quarter of 2010, compared to a loss of $2.8 million in the second quarter of 2009. This increase was primarily due to increased catastrophe losses resulting from several severe hail and wind storms and a reduction in favorable loss and LAE reserve development, partially offset by more favorable current accident year results and lower expenses. Catastrophe related activity increased $36.6 million in the second quarter, from $22.7 million in 2009 to $59.3 million in 2010. Favorable prior year loss and LAE reserve development during the second quarter of 2010 decreased by $8.1 million from $20.7 million to $12.6 million.

Personal Lines underwriting profit, excluding prior year loss and LAE reserve development and catastrophes, increased $16.9 million, to $16.1 million, in the second quarter of 2010, compared to a loss of $0.8 million in the second quarter of 2009. This increase was primarily due to more favorable current accident year results of approximately $12 million, principally resulting from lower frequency of losses, which we attribute to improved non-catastrophe weather, an improved mix towards account business, and to rate increases in both the personal automobile and homeowners lines. Additionally, operating expenses decreased approximately $5 million, primarily due to lower employee related expenses, including lower pension costs.

Although we have been able to obtain rate increases in our Personal Lines markets, our ability to maintain and increase Personal Lines net written premium and to maintain and improve underwriting results could be affected by increasing price competition, regulatory and legal developments and the difficult economic conditions, particularly in Michigan and Massachusetts, which are our largest states.

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

New business, whether written through our Connections Auto or legacy products, generally experiences higher loss ratios than our renewal business, and is more difficult to predict, particularly in states in which we have less experience and data. However, we believe that complete accounts offer better profitability and retention over time. Our ability to grow could be adversely affected by various underwriting, pricing and agency management actions.

It is difficult to predict the impact that the current difficult economic environment will have on our Personal Lines business. Our ability to increase pricing may continue to be impacted as agents and consumers become more price sensitive, customers shop for policies more frequently or aggressively, and agents increase their utilization of comparative rating models. Additionally, new business premiums, retention levels and renewal premiums may decrease as policyholders reduce coverages or change deductibles to reduce premiums, home values decline, foreclosures increase and policyholders retain older or less expensive automobiles. Additionally, claims frequency could increase as policyholders submit and pursue claims more aggressively than in the past, fraud incidences may increase, or we may experience higher incidents of abandoned properties or poorer maintenance which may also result in more claims activity. We have also experienced higher incidents of claims for uninsured or underinsured policy coverages as a greater percentage of the motoring public eliminates or reduces their liability coverages, thus exposing our policyholders to the greater likelihood of claims against uninsured or underinsured automobile coverages. Our Personal Lines segment could also be affected by an ensuing consolidation of independent insurance agencies.

In addition, as discussed under “Contingencies and Regulatory Matters – Certain Regulatory and Industry Developments”, certain states have taken, and others may take, actions which significantly affect the property and casualty insurance market, including ordering rate reductions for personal automobile and homeowners insurance products and subjecting insurance companies that do business in that state to onerous underwriting or other restrictions and potentially significant assessments.

In addition, the Michigan Supreme Court recently issued a decision which we believe will significantly increase certain unresolved past claims and future claims for non-economic damages resulting from automobile accidents in that state. Such state actions or our responses thereto could have a significant impact on our underwriting margins and growth prospects, as well as our flexibility in managing our geographic mix of business. As a part of our agency management and exposure management initiatives, starting in June 2010, we began to non-renew approximately one-half of our Louisiana homeowners policies, a process that will continue over the next year, and which represents approximately 1% of our current total policies in force in our homeowners line of business.

Notwithstanding these concerns, we believe that our agency distribution strategy, the strength of our market share in key states, our account rounding strategy, the relatively inelastic demand for insurance products and our capital position, place us in a good position to manage these issues and concerns relative to many of our peer competitors.

Commercial Lines

Commercial Lines’ net premiums written increased $134.0 million, or 46.0%, to $425.1 million for the second quarter of 2010. This increase was primarily driven by increased premiums associated with the OneBeacon renewal rights transaction of $82.7 million, and growth in our managed program business through AIX, which accounted for $24.0 million, as well as growth in various niche and segmented businesses. Also affecting the overall growth comparison in net premiums was a slight improvement in rate.

Commercial Lines underwriting profit decreased $36.7 million, to a loss of $16.0 million, in the second quarter of 2010, compared to a profit of $20.7 million in the second quarter of 2009. This decrease was primarily due to increased catastrophe losses resulting from several severe hail, wind and thunderstorm events, a reduction in favorable loss and LAE reserve development and higher expenses. Catastrophe related activity increased $18.2 million in the second quarter, from $7.5 million in 2009 to $25.7 million in 2010.

Commercial Lines underwriting loss, excluding prior year loss and LAE reserve development and catastrophes, decreased $6.5 million, to a loss of $1.9 million, in the second quarter of 2010, compared to a profit of $4.6 million in the second quarter of 2009. This change was primarily due to higher operating expenses, principally attributable to increased costs in our specialty business, including our recently acquired subsidiaries, costs associated with our westward expansion initiative, higher technology costs and increased employee related expenses.

Favorable prior year loss and LAE reserve development decreased by $12.0 million in the second quarter of 2010 compared to the same period in the prior year. LAE in the second quarter of 2009 included a benefit of approximately $8 million, including $6.4 million associated with prior accident years, related to a change in our unallocated loss adjustment expense reserving methodology. The change involved changing our reliance from a traditional paid-to-paid methodology to reliance on a method based on claim counts and cost per claim taking into account the settlement status of the claim, which we believe more appropriately reflects the ultimate cost of settlement.

We continue to experience significant price competition in all lines of business in our Commercial Lines segment. The industry is also experiencing overall rate decreases. Our ability to increase Commercial Lines’ net premiums written while maintaining or improving underwriting results may be affected by continuing price competition and the difficult economic conditions.

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

Other Property and Casualty

Segment income of the Other Property and Casualty segment increased $1.4 million, to a profit of $1.2 million for the quarter ended June 30, 2010, from a loss of $0.2 million in the same period of 2009. The increase is primarily due to lower pension costs.

Investment Results

Net investment income before taxes increased $0.7 million, or 1.1%, to $61.8 million for the quarter ended June 30, 2010. This result is primarily due to the continued investment of cash into the bond market and to opportunistic investments in below investment grade fixed maturities, partially offset by the utilization of fixed maturities to fund certain corporate actions, such as stock and corporate debt repurchases and a $100.0 million contribution to our pension plan on January 4, 2010. The average pre-tax yield on fixed maturities was 5.5% for the second quarter of 2010 and 5.4% for the second quarter of 2009.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

The Property and Casualty group’s segment income decreased $53.9 million, or 42.7%, to $72.3 million, in the six months ended June 30, 2010, compared to $126.2 million in the six months ended June 30, 2009. Catastrophe related activity increased by $51.8 million for the six months ended June 30, 2009, to $119.4 million, from $67.6 million in the same period of 2009. Excluding the impact of catastrophe related activity, earnings would have decreased by $2.1 million. This decrease was primarily due to lower favorable development on prior years’ loss and LAE reserves and higher expenses, partially offset by more favorable current accident year results. Favorable development on prior years’ loss and LAE reserves decreased by approximately $24 million. Additionally, underwriting and other operating expenses increased primarily due to costs associated with increased costs in our specialty businesses, including our recently acquired subsidiaries, our Commercial Lines westward expansion initiative and higher technology costs, partially offset by lower pension costs. Net investment income declined $2.9 million for the six months ended June 30, 2010 compared to the same period of 2009. These declines were partially offset by more favorable current accident year results of approximately $30 million, principally in Personal Lines.

Production and Underwriting Results

The following table summarizes GAAP net premiums written and GAAP loss, LAE, expense and combined ratios for the Personal Lines and Commercial Lines segments. These items are not meaningful for our Other Property and Casualty segment.

	Six Months Ended June 30,
	2010			2009
(In millions, except ratios)	GAAP Net Premiums Written	GAAP Loss Ratios (1)(2)	Catastrophe loss ratios (3)	GAAP Net Premiums Written	GAAP Loss Ratios (1)(2)	Catastrophe loss ratios (3)
Personal Lines:
Personal automobile	$478.3	60.3	1.6	$491.5	59.2	0.7
Homeowners	227.4	74.0	28.1	208.3	77.7	20.7
Other personal	20.8	36.7	4.3	19.2	30.1	2.0

Total Personal Lines	726.5	64.1	10.2	719.0	63.9	6.7

Commercial Lines:
Workers’ compensation	80.8	47.8	—	60.5	48.4	—
Commercial automobile	131.1	47.8	0.5	100.4	50.9	0.3
Commercial multiple peril	288.2	57.5	16.0	190.7	49.8	7.9
Other commercial	300.3	48.0	4.1	222.2	35.9	2.2

Total Commercial Lines	800.4	51.1	7.0	573.8	44.6	3.5

Total	$1,526.9	58.1	8.8	$1,292.8	55.7	5.4

	2010			2009
	GAAP LAE Ratio	GAAP Expense Ratio	GAAP Combined Ratio (4)(5)	GAAP LAE Ratio	GAAP Expense Ratio	GAAP Combined Ratio (4)(5)
Personal Lines	10.5	27.8	102.4	10.9	28.3	103.1
Commercial Lines	9.6	43.0	103.7	7.3	41.0	92.9
Total	10.1	34.8	103.0	9.4	33.7	98.8

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

(5)	Total includes favorable development of $0.5 million for the six months ended June 30, 2010, which is reflected in our Other Property and Casualty segment.

The following table summarizes GAAP underwriting results for the Personal Lines, Commercial Lines and Other Property and Casualty segments and reconciles it to GAAP segment income.

	Six Months Ended June 30,
	2010				2009
	Personal Lines	Commercial Lines	Other Property and Casualty	Total	Personal Lines	Commercial Lines	Other Property and Casualty	Total
GAAP underwriting profit (loss), excluding prior year reserve development and catastrophes	$23.9	$(14.2)	$(0.2)	$9.5	$(9.4)	$(1.7)	$0.4	$(10.7)
Prior year favorable (unfavorable) loss and LAE reserve development	27.3	33.7	0.5	61.5	28.8	56.7	(0.1)	85.4
Pretax catastrophe effect	(75.1)	(44.3)	—	(119.4)	(48.7)	(18.9)	—	(67.6)

GAAP underwriting (loss) profit	(23.9)	(24.8)	0.3	(48.4)	(29.3)	36.1	0.3	7.1
Net investment income (1)	51.2	64.3	7.4	122.9	53.6	61.3	10.9	125.8
Fees and other income	6.5	9.3	3.1	18.9	7.1	9.2	2.8	19.1
Other operating expenses	(2.8)	(9.1)	(9.2)	(21.1)	(2.7)	(8.1)	(15.0)	(25.8)

Segment income (loss)	$31.0	$39.7	$1.6	$72.3	$28.7	$98.5	$(1.0)	$126.2

(1)

We manage investment assets for our property and casualty business based on the requirements of the entire Property and Casualty group. We allocate net investment income to each of our Property and Casualty segments based on actuarial information related to the underlying business.

Personal Lines

Personal Lines’ net premiums written increased $7.5 million, or 1.0%, to $726.5 million for the six months ended June 30, 2010. The most significant factors contributing to higher net premiums written were rate increases in our automobile and homeowners lines and growth in policies in force in our targeted growth states. These increases were partially offset by reductions in policies in force in our core states.

Net premiums written in the personal automobile line of business declined 2.7%, primarily as a result of lower policies in force in Massachusetts, Michigan, Georgia and New York, which we attribute to our efforts to improve or maintain margins in those states. Net premiums written in the homeowners line of business increased 9.2%, resulting from rate increases and an increase in policies in force of 3.6% at the end of the six months ended June 30, 2010, compared to the six months ended June 30, 2009. Policies in force increased in our homeowners line in the majority of our states primarily from our account rounding initiatives.

Personal lines underwriting loss decreased $5.4 million, to $23.9 million, in the six months ended June 30, 2010, compared to a loss of $29.3 million in the six months ended June 30, 2009. This decrease was primarily due to more favorable current accident year results and lower expenses, partially offset by increased catastrophe losses due to several severe hail and wind storms. Catastrophe related activity increased $26.4 million in the first half of 2010, from $48.7 million in 2009 to $75.1 million in 2010.

Personal Lines underwriting profit, excluding prior year loss and LAE reserve development and catastrophes, increased $33.3 million, to $23.9 million, in the six months ended June 30, 2010, compared to a loss of $9.4 million in the six months ended June 30 2009. This increase was primarily due to more favorable current accident year results of approximately $29 million, principally resulting from lower frequency of losses, which we attribute to improved non-catastrophe weather, an improved mix towards account business and to rate increases in both the personal automobile and homeowners lines. Additionally, underwriting and other operating expenses decreased, primarily due to lower employee related expenses, including lower pension costs.

Favorable prior year loss and LAE reserve development during the six months ended June 30, 2010 decreased by $1.5 million from $28.8 million to $27.3 million. Included in the current year results was approximately $2 million of favorable LAE development, principally related to a change in the cost factors used for establishing unallocated loss adjustment expense reserves. LAE in the six months ended June 30, 2009 included a benefit of approximately $2 million, primarily associated with prior accident years, related to the aforementioned change in our unallocated loss adjustment expense reserving methodology.

Commercial Lines

Commercial Lines’ net premiums written increased $226.6 million, or 39.5%, to $800.4 million for the six months ended June 30, 2010. This increase was primarily driven by increased premiums associated with the OneBeacon renewal rights transaction of $150.3 million, and growth in our managed program business through AIX, which accounted for $39.1 million, as well as growth in various niche and segmented businesses. Also affecting the overall growth comparison in net premiums was a slight improvement in rate. Additionally, our core lines’ premium was affected by a decrease in exposures in commercial multiple peril, commercial auto and workers’ compensation as a result of the difficult economic conditions.

Commercial Lines underwriting profit decreased $60.9 million, to a loss of $24.8 million, in the six months ended June 30, 2010, compared to profit of $36.1 million in the six months ended June 30, 2009. This decrease was primarily due to increased catastrophe losses resulting from several severe hail, wind and thunderstorm events, a reduction in favorable loss and LAE reserve development and higher expenses. Catastrophe related activity increased $25.4 million in the first half of 2010, from $18.9 million in 2009 to $44.3 million in 2010.

Commercial Lines underwriting loss, excluding prior year loss and LAE reserve development and catastrophes, increased $12.5 million, to a loss of $14.2 million, in the six months ended June 30, 2010, compared to a loss of $1.7 million in the six months ended June 30, 2009. This change was primarily due to higher operating expenses, principally attributable to increased costs associated with our specialty businesses, including our recently acquired subsidiaries, increased employee related expenses, increased costs related to our westward expansion initiative and higher technology costs.

Favorable prior year loss and LAE reserve development decreased by $23.0 million in the six months ended June 30, 2010 compared to the same period in the prior year. Included in the current year results was approximately $8 million of favorable LAE development, principally related to a change in the cost factors used for establishing unallocated LAE reserves. LAE in the six months ended June 30, 2009 included a benefit of $18.0 million, including $14.4 million associated with prior accident years, related to the aforementioned change in our unallocated loss adjustment expense reserving methodology.

Other Property and Casualty

Segment income of the Other Property and Casualty segment increased $2.6 million, to a profit of $1.6 million for the six months ended June 30, 2010, from a loss of $1.0 million in the same period of 2009. The increase is primarily due to lower pension costs.

Investment Results

Net investment income before taxes decreased $2.9 million, or 2.3%, to $122.9 million for the six months ended June 30, 2010. This decrease is primarily due to the utilization of fixed maturities to fund certain corporate actions, such as stock and corporate debt repurchases and a $100.0 million contribution to our pension plan on January 4, 2010. The impact of lower new money yields in recent years also contributed to the decline. These decreases were partially offset by the continued investment of cash into the bond market and strategic investments in below investment grade fixed maturities. The average pre-tax yield on fixed maturities was 5.5% for the first six months of 2010 and 5.6% for the first six months of 2009. If new money rates remain at their current lower levels, they will result in further declines in average pre-tax investment yields in future periods.

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

IBNR reserve estimates are generally calculated by first projecting the ultimate cost of all claims that have occurred or are expected to occur in the future in aggregate and then subtracting reported losses and loss expenses. Reported losses include cumulative paid losses and loss expenses plus case reserves. The IBNR reserve includes a provision for claims that have occurred but have not yet been reported to us, some of which may not yet be known to the insured, as well as a provision for future development on reported claims. IBNR represents a significant proportion of our total net loss reserves, particularly for long tail liability classes. In fact, approximately 50% of our aggregate net loss reserves at June 30, 2010 were for IBNR losses and loss expenses.

Management’s process for establishing loss reserves is primarily based on the results of our reserving actuaries quarterly reserving process; however, there are a number of other factors in addition to the actuarial point estimates as further described under the section below entitled “Loss and LAE Reserves by Line of Business.” In establishing our loss reserves, we consider facts currently known and the present state of the law and coverage litigation. Based on all information currently available, we believe that the aggregate loss reserves at June 30, 2010 were adequate to cover claims for losses that had occurred as of that date, including both those known to us and those yet to be reported. However, as described below, there are significant uncertainties inherent in the loss reserving process. It is therefore possible that management’s estimate of the ultimate liability for losses that had occurred as of June 30, 2010 may change, which could have a material effect on our results of operations and financial condition.

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

Given the inherent complexity of our loss reserving process and the potential variability of the assumptions used, the actual emergence of losses could vary, perhaps substantially, from the estimate of losses included in our financial statements, particularly in those instances where settlements do not occur until well into the future. Our net loss reserves at June 30, 2010 were $2.1 billion. Therefore, a relatively small percentage change in the estimate of net loss reserves would have a material effect on our results of operations.

There is greater inherent uncertainty in estimating insurance reserves for certain types of property and casualty insurance lines, particularly workers’ compensation, personal and bodily injury in our automobile lines, and other liability lines, where a longer period of time may elapse before a definitive determination of ultimate liability and losses may be made. In addition, the technological, judicial, regulatory and political climates involving these types of claims change regularly. There is also greater uncertainty in establishing reserves with respect to new business, particularly new business which is generated with respect to newly introduced product lines, by newly appointed agents or in geographies in which we have less experience in conducting business, such as the program business written by our AIX subsidiary. In such cases, there is less historical experience or knowledge and less data upon which the actuaries can rely. Historically, we have limited the issuance of long-tailed other liability policies, including directors and officers (“D&O”) liability, errors and omissions (“E&O”) liability and medical malpractice liability. With the acquisition of Hanover Professionals in 2007, which writes lawyers professional errors and omissions coverage, and the introduction of new specialty coverages, we are modestly increasing and expect to continue to increase our exposure to longer-tailed liability lines, including D&O coverages.

We regularly update our reserve estimates as new information becomes available and further events occur which may impact the resolution of unsettled claims. Reserve adjustments are reflected in the results of operations as adjustments to losses and LAE. Often, these adjustments are recognized in periods subsequent to the period in which the underlying policy was written and the loss event occurred. When these types of subsequent adjustments affect prior years, they are described separately as “prior year reserve development”. Such development can be either favorable or unfavorable to our financial results and may vary by line of business.

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

As discussed below, estimated loss and LAE reserves for claims occurring in prior years developed favorably by $61.5 million and $85.4 million for the six months ended June 30, 2010 and 2009, respectively, which represents 2.9% and 4.0% of net loss reserves held, respectively.

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

In addition, we must consider the uncertain effects of emerging or potential claims and coverage issues that arise as legal, judicial and social conditions change. These issues could have a negative effect on our loss reserves by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims. As a result of these potential issues, the uncertainties inherent in estimating ultimate claim costs on the basis of past experience have further complicated the already complex loss reserving process. For example, in the state of Michigan, tort compensation for non-economic damages (for example, pain and suffering) caused by ownership or use of a motor vehicle is limited by statute to circumstances where the injured person suffered death, serious impairment of body function or permanent serious disfigurement. Since 2004, the application of this statute has been defined by the Supreme Court of Michigan in the so-called Kreiner decision. Accordingly, we established our actuarial point estimates based upon our understanding of the current state of the law as of June 30, 2010. As described more fully under “Contingencies and Regulatory Matters – Certain Regulatory and Industry Developments”, on August 1, 2010, the Michigan Supreme Court overturned the Kreiner standard in favor of standards which we believe will significantly increase certain unresolved past claims and future claims for non-economic damages. Although our actuarial point estimates were established based upon prior law, management did consider, as discussed below, the likelihood of an adverse decision in this matter in establishing additional recorded net reserves greater than actuarially indicated reserves.

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

As noted, the tables below illustrate the relationship between the impact on our actuarial loss reserve estimates of reasonably likely variations to claim reporting patterns and expected actuarial estimates of ultimate loss costs, two key actuarial assumptions used to estimate our net reserves at June 30, 2010, from the assumptions utilized by our actuaries. The five point change to our expected loss ratio selections, which incorporate variability in both ultimate frequency and severity, are within the historical variation present in our prior accident year development. The three month change to reporting patterns represent claims reporting that is both faster and slower than our current reporting assumption for reported loss patterns and this degree of change is within the historical variation present in actual reporting patterns. A faster reporting pattern results in lower indicated net loss reserves due to the presumption that a higher proportion of ultimate claims have been reported thus far; and therefore, a lower proportion of ultimate claims needs to be carried as IBNR. A slower reporting pattern results in higher indicated net loss reserves due to the presumption that a lower proportion of ultimate claims have been reported thus far; and therefore, a higher proportion of ultimate claims needs to be carried as IBNR.

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

Expected Dollar Effect on Actuarial Loss Reserve Estimates

Personal Automobile Bodily Injury (In millions)
	Change in Expected Loss Ratio
Reporting Pattern	5 points lower	Unchanged	5 points higher

3 months faster	$(17)	$(13)	$(10)
Unchanged	(4)	—	4
3 months slower	21	26	31

Example: Personal Automobile Bodily Injury, if losses are actually developing and emerging three months slower than we anticipate in our models, our actuarial estimate for this coverage would be understated by $26 million. If our assumed payment patterns are consistent with our expectations, but the expected loss ratio in our model is 5% too low, then our actuarial estimate for this coverage would be understated by $4 million.

Expected Dollar Effect on Actuarial Loss Reserve Estimates

Workers’ Compensation Indemnity (In millions)
	Change in Expected Loss Ratio
Reporting Pattern	5 points lower	Unchanged	5 points higher

3 months faster	$(4)	$(1)	$2
Unchanged	(3)	—	3
3 months slower	—	3	6

Workers’ Compensation Medical (In millions)
	Change in Expected Loss Ratio
Reporting Pattern	5 points lower	Unchanged	5 points higher

3 months faster	$(5)	$(3)	$(1)
Unchanged	(2)	—	2
3 months slower	(1)	1	3

Commercial Multiple Peril Liability (In millions)
	Change in Expected Loss Ratio
Reporting Pattern	5 points lower	Unchanged	5 points higher

3 months faster	$(5)	$(1)	$2
Unchanged	(4)	—	4
3 months slower	—	4	8

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

The table below shows our recorded reserves, net of reinsurance, and the related actuarial reserve point estimates by line of business at June 30, 2010 and December 31, 2009.

	June 30, 2010		December 31, 2009
(In millions)	Recorded Net Reserves	Actuarial Point Estimate	Recorded Net Reserves	Actuarial Point Estimate
Personal Automobile	$649.6	$617.6	$663.6	$632.9
Homeowners	114.5	107.4	88.6	83.9
Other Personal Lines	20.2	20.4	20.2	19.2
Workers’ Compensation	325.0	314.5	334.5	324.6
Commercial Automobile	155.5	150.0	157.4	152.2
Commercial Multiple Peril	414.5	394.4	395.3	372.7
Other Commercial Lines	338.3	325.3	287.5	274.8
Asbestos and Environmental	11.3	11.4	11.3	11.4
Pools and Other	120.3	120.3	133.5	133.5

Total	$2,149.2	$2,061.3	$2,091.9	$2,005.2

At June 30, 2010 and December 31, 2009, total recorded net reserves were 4.3% greater than actuarially indicated reserves. The principal factors considered by management, in addition to the actuarial point estimates, in determining the recorded reserves vary by line of business.

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

In our Personal Lines segment, management considered the Michigan Supreme Court’s recent decision to overturn the so-called Kreiner decision, the potential impact of the adverse frequency and development trends in personal and bodily injury claims in our automobile line related to the 2008 and 2009 accident years and the related potential for continued adverse trends due to costs shifting from health insurers to property and casualty insurers resulting from continued economic concerns and health insurance coverage trends, all of which have added additional uncertainty to future development in our personal automobile line. Additionally, management considered the growth in our new business in a number of states where there is additional uncertainty in the ultimate profitability and development of reserves due to the unseasoned nature of our new business and new agency relationships in these markets. Although our experience and data in these areas is growing with the passage of time, a sufficient number of years of actuarial data is not yet available to base loss estimates solely on this data in new geographical areas and agency relationships and with new products. As a result, there is less certainty when estimating ultimate reserves and more judgment by management is required. In our homeowners line, management also considered the potential for adverse development related to catastrophe losses.

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and LAE as follows:

	Six Months Ended June 30,
(In millions)	2010	2009
Reserve for losses and LAE, beginning of period	$3,152.1	$3,201.3
Incurred losses and LAE, net of reinsurance recoverable:
Provision for insured events of current year	990.9	907.2
Decrease in provision for insured events of prior years; favorable development	(61.5)	(85.4)

Total incurred losses and LAE	929.4	821.8

Payments, net of reinsurance recoverable:
Losses and LAE attributable to insured events of current year	416.4	390.8
Losses and LAE attributable to insured events of prior years	485.9	507.0

Total payments	902.3	897.8

Change in reinsurance recoverable on unpaid losses	6.4	2.4
Purchase of Campania	37.2	—

Reserve for losses and LAE, end of period	$3,222.8	$3,127.7

The table below summarizes the gross reserve for losses and LAE by line of business.

(In millions)	June 30, 2010	December 31, 2009
Personal Automobile	$1,306.6	$1,303.4
Homeowners and Other	164.3	140.1

Total Personal	1,470.9	1,443.5

Workers’ Compensation	511.8	524.1
Commercial Automobile	211.0	217.4
Commercial Multiple Peril	467.8	449.7
Other Commercial	561.3	517.4

Total Commercial	1,751.9	1,708.6

Total reserve for losses and LAE	$3,222.8	$3,152.1

The total reserve for losses and LAE as disclosed in the above table increased by $70.7 million for the six months ended June 30, 2010.

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

The following table summarizes the change in the provision for insured events of prior years.

	Six Months Ended June 30,
(In millions)	2010	2009
(Decrease) increase in loss provision for insured events of prior years:
Personal Automobile	$(21.6)	$(34.8)
Homeowners and Other	—	7.7

Total Personal	(21.6)	(27.1)

Workers’ Compensation	(11.1)	(11.2)
Commercial Automobile	(4.3)	(2.6)
Commercial Multiple Peril	(12.2)	(10.4)
Other Commercial	3.3	(16.8)

Total Commercial	(24.3)	(41.0)

Voluntary Pools	(0.5)	0.1

Decrease in loss provision for insured events of prior years	(46.4)	(68.0)
Decrease in LAE provision for insured events of prior years	(15.1)	(17.4)

Decrease in total loss and LAE provision for insured events of prior years	$(61.5)	$(85.4)

Estimated loss reserves for claims occurring in prior years developed favorably by $46.4 million and $68.0 million during the first six months of 2010 and 2009, respectively. The favorable loss reserve development during the first six months of 2010 is primarily the result of lower than expected severity in the personal automobile line across all coverages and lower frequency in the personal automobile line in property coverages, primarily related to the 2007 through 2009 accident years, and lower than expected severity in the workers’ compensation line, primarily related to the 2004 through 2009 accident years. In addition, lower than expected severity in the commercial multiple peril and commercial automobile lines related to the 2007 through 2009 accident years and commercial umbrella line related to the 2008 and 2009 accident years contributed to the favorable development, partially offset by unfavorable development in our bond line primarily related to the 2009 accident year.

The favorable loss reserve development during the first six months of 2009 is primarily the result of lower than expected severity of bodily injury in the personal automobile line, primarily related to the 2006 through 2007 accident years, and lower than expected severity of liability claims in the commercial multiple peril line related to the 2000 through 2004 accident years. In addition, lower than expected severity in the workers’ compensation line, primarily related to the 2003 through 2007 accident years, contributed to the favorable development.

During the first six months of 2010 and 2009, estimated LAE reserves for claims occurring in prior years developed favorably by $15.1 million and $17.4 million, respectively. In 2009, we changed our unallocated loss adjustment expense reserving methodology from that based on cash payments to that based on unit costs, which resulted in a $20.0 million benefit, of which $16.0 million related to prior years. We believe that the methodology based on unit costs is more representative of our future costs of settling our existing claims. The 2010 amount includes $9.8 million of favorable development resulting from a change in the cost factors used for establishing unallocated loss adjustment expense reserves.

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

Asbestos and Environmental Reserves

Although we attempt to limit our exposures to asbestos and environmental damage liability through specific policy exclusions, we have been and may continue to be subject to claims related to these exposures. Ending loss and LAE reserves for all direct business written by our property and casualty companies related to asbestos and environmental damage liability, included in the reserve for losses and LAE, were $11.3 million at June 30, 2010 and December 31, 2009, respectively, net of reinsurance of $19.9 million at June 30, 2010 and December 31, 2009, respectively. In recent years average asbestos and environmental payments have declined modestly. As a result of our historical direct underwriting mix of Commercial Lines policies toward smaller and middle market risks, past asbestos and environmental damage liability loss experience has remained minimal in relation to our total loss and LAE incurred experience.

In addition, and not included in the numbers above, we have established loss and LAE reserves for assumed reinsurance pool business with asbestos and environmental damage liability of $36.8 million and $45.6 million at June 30, 2010 and December 31, 2009, respectively. These reserves relate to pools in which we have terminated our participation; however, we continue to be subject to claims related to years in which we were a participant. The $8.8 million decrease in these reserves during the first six months of 2010 was primarily due to a large claim settlement within these pools. A significant part of our pool reserves relates to our participation in the Excess and Casualty Reinsurance Association (“ECRA”) voluntary pool from 1950 to 1982. In 1982, the pool was dissolved and since that time, the business has been in runoff. Our percentage of the total pool liabilities varied from 1% to 6% during these years. Our participation in this pool has resulted in average paid losses of approximately $2 million annually over the past ten years. Because of the inherent uncertainty regarding the types of claims in these pools, we cannot provide assurance that our reserves will be sufficient.

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

Reinsurance

We maintain a reinsurance program designed to protect against large or unusual loss and LAE activity. Information regarding our reinsurance coverage is described in the “Reinsurance” section on page 13 and 14 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Effective July 1, 2010, for a twelve month term, we renewed our property catastrophe occurrence treaty for those coverages in excess of $700 million. For our $200 million excess of $700 million property catastrophe coverage layer, we previously retained 50% of the losses associated with this layer. Beginning on July 1, 2010, 100% of losses in this layer will be covered by reinsurance. Also, effective July 1, 2010, for a twelve month term, we purchased an additional $100 million excess of $900 million property catastrophe coverage layer. Both of these layers only provide coverage for perils in the Northeast.

Discontinued Operations

Discontinued operations consist of: (i) FAFLIC’s discontinued operations, including both the loss associated with the sale of FAFLIC on January 2, 2009 and the loss or income resulting from its prior business operations; (ii) losses or gains associated with the sale of the variable life insurance and annuity business in 2005; and (iii) the discontinued accident and health insurance business.

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

The following table summarizes the results for this discontinued business for the periods indicated:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2010	2009	2010	2009
(Loss) gain from discontinued FAFLIC business	$(0.1)	$0.9	$(0.1)	$5.9

The gain from FAFLIC’s discontinued operations was $0.9 million and $5.9 million for the quarter and six months ended June 30, 2009, respectively, and resulted primarily from a change in our estimate of indemnification liabilities related to the sale.

In connection with the sales transaction, we agreed to indemnify Commonwealth Annuity for certain legal, regulatory and other matters that existed as of the sale and established a gross liability of $9.9 million. As of June 30, 2010, our total gross liability was $1.2 million. Although we believe our current estimate for this liability is appropriate, there can be no assurance that this estimate will be sufficient to pay future expenses associated with these guarantees.

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

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2010	2009	2010	2009
Gain on disposal of variable life insurance and annuity business, net of taxes	$0.7	$0.2	$0.9	$4.1

For the quarter and six months ended June 30, 2010, we recorded gains of $0.7 and $0.9 million, net of tax, respectively, and during the quarter and six months ended June 30, 2009, we recorded gains of $0.2 million and $4.1 million, net of tax, respectively, primarily related to changes in our estimate of indemnification liabilities related to the 2005 sale of this business.

As of June 30, 2010, our total gross liability for guarantees and indemnifications provided in connection with the disposal of our former variable life insurance and annuity business was $4.3 million. Although we believe our current estimate for this liability is appropriate, there can be no assurance that this estimate will be sufficient to pay future expenses associated with these guarantees.

Accident and Health Insurance Business

During the quarters ended June 30, 2010 and 2009, we recognized from our discontinued accident and health insurance business a loss of $0.5 million and a gain of $0.2 million, respectively. For the six months ended June 30, 2010 and 2009, we recognized losses of $1.1 million and $3.1 million, respectively. Losses for the quarter and six months ended June 30, 2010 were driven by increased reserves resulting from our current interpretation of the provisions of the Patient Protection and Affordable Care Act, as well as realized investment losses due to impairments. These were partially offset by net investment income. Losses for the six months ended June 30, 2009 primarily reflect realized investment losses due to impairments.

Other Items

Net realized gains on investments were $0.2 million in the second quarter of 2010, compared to net realized losses of $3.6 million in the same period of 2009. Net realized gains in 2010 are due to $3.5 million of gains recognized primarily from the sale of fixed maturities, partially offset by $3.4 million of impairments from both fixed maturities and equity securities. Net realized losses in 2009 are primarily due to $6.7 million of impairments from fixed maturities and, to a lesser extent, equity securities, partially offset by $3.1 million of gains recognized from the sale of fixed maturities.

Net realized gains on investments were $11.1 million for the first six months of 2010 compared to net realized losses of $9.7 million for the same period of 2009. Net realized gains in the first half of 2010 are due to $16.0 million of gains recognized primarily from the sale of fixed maturities and equity securities, partially offset by $6.1 million of impairments from both fixed maturities and equity securities. Net realized losses in the first half of 2009 are due to $23.2 million of impairments from fixed maturities and, to a lesser extent, equity securities, partially offset by $13.7 million of gains recognized from the sale of fixed maturities.

Net income includes the following items:

	Quarter Ended June 30, 2010
	Property and Casualty
(In millions)	Personal Lines	Commercial Lines	Other Property and Casualty (2)	Discontinued Operations	Total
Net realized investment gains (losses) (1)	$1.2	$(0.8)	$(0.2)	$—	$0.2
Loss from operations of discontinued FAFLIC business, net of taxes	—	—	—	(0.1)	(0.1)
Loss from discontinued accident and health insurance business, net of taxes	—	—	—	(0.5)	(0.5)
Gain on disposal of variable life insurance and annuity business, net of taxes	—	—	—	0.7	0.7

	Quarter Ended June 30, 2009
	Property and Casualty
(In millions)	Personal Lines	Commercial Lines	Other Property and Casualty (2)	Discontinued Operations	Total
Net realized investment (losses) gains (1)	$(2.6)	$(2.5)	$1.5	$—	(3.6)
Gain on retirement of debt	—	—	34.3	—	34.3
Other non-segment items	—	—	0.1	—	0.1
Gain from operations of discontinued FAFLIC business, net of taxes	—	—	—	0.9	0.9
Gain from discontinued accident and health insurance business, net of taxes	—	—	—	0.2	0.2
Gain on disposal of variable life insurance and annuity business, net of taxes	—	—	—	0.2	0.2

	Six Months Ended June 30, 2010
	Property and Casualty
(In millions)	Personal Lines	Commercial Lines	Other Property and Casualty (2)	Discontinued Operations	Total
Net realized investment gains (1)	$7.1	$3.8	$0.2	$—	$11.1
Loss from operations of discontinued FAFLIC business, net of taxes	—	—	—	(0.1)	(0.1)
Loss from discontinued accident and health insurance business, net of taxes	—	—	—	(1.1)	(1.1)
Gain on disposal of variable life insurance and annuity business, net of taxes	—	—	—	0.9	0.9

	Six Months Ended June 30, 2009
	Property and Casualty
(In millions)	Personal Lines	Commercial Lines	Other Property and Casualty (2)	Discontinued Operations	Total
Net realized investment (losses) gains (1)	$(5.9)	$(5.3)	$1.5	$—	$(9.7)
Gain on retirement of debt	—	—	34.3	—	34.3
Gain from operations of discontinued FAFLIC business, net of taxes	—	—	—	5.9	5.9
Loss from discontinued accident and health insurance business, net of taxes	—	—	—	(3.1)	(3.1)
Gain on disposal of variable life insurance and annuity business, net of taxes	—	—	—	4.1	4.1

(1)

We manage investment assets for our property and casualty business based on the requirements of the entire property and casualty group. We allocate the investment income, expenses and realized (losses) gains to our Personal Lines, Commercial Lines and Other Property and Casualty segments based on actuarial information related to the underlying businesses.

(2)	Includes corporate eliminations.

Investment Portfolio

We held general account investment assets diversified across several asset classes, as follows:

	June 30, 2010		December 31, 2009
(In millions, except percentage data)	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
Fixed maturities (1)	$4,893.8	93.2%	$4,732.4	91.9%
Equity securities (1)	51.3	1.0	69.3	1.3
Mortgages	10.3	0.2	14.1	0.3
Cash and cash equivalents (1)	261.3	5.0	316.7	6.1
Real estate and other long-term investments	34.8	0.6	18.2	0.4

Total, including assets of discontinued operations (2)	5,251.5	100.0%	5,150.7	100.0%
Investment assets of discontinued operations (2)	(118.6)		(117.1)

Total investment assets of continuing operations	$(5,132.9)		$5,033.6

(1)	We carry these investments at fair value.
(2)	Investment assets of discontinued operations include our discontinued accident and health insurance business.

Investment Assets

The following discussion includes the investment assets of our continuing operations, as well as the investment assets of our discontinued accident and health insurance business.

Total investment assets increased $100.8 million, or 2.0%, to $5.3 billion for the first six months of 2010, of which fixed maturities increased $161.4 million and cash and cash equivalents decreased $55.4 million. The increase in fixed maturities is primarily due to market value appreciation and investment assets acquired with our new subsidiary, Campania. The net decrease in cash and cash equivalents is primarily attributable to additional stock repurchases and a $100.0 million contribution to our pension plan on January 4, 2010, partially offset by proceeds from our senior debt issuance.

Our fixed maturity portfolio is comprised primarily of investment grade corporate securities, taxable and tax-exempt issues of state and local governments, residential mortgage-backed securities, commercial mortgage-backed securities, U.S. government and agency securities and asset-backed securities.

The following table provides information about the investment type and credit quality of our fixed maturities portfolio:

June 30, 2010
(In millions, except percentage data) Investment Type	Rating Agency Equivalent Designation	Amortized Cost	Fair Value	Net Unrealized Gain (1)	Change in Net Unrealized for the Period

Corporates:

NAIC 1	Aaa/Aa/A	$854.9	$917.3	$62.4	$30.1
NAIC 2	Baa	1,055.5	1,132.6	77.1	28.6
NAIC 3 and below	Ba, B, Caa and lower	325.5	330.1	4.6	0.7

Total Corporates		2,235.9	2,380.0	144.1	59.4

Asset-backed:
Residential mortgage-backed securities		775.8	812.7	36.9	21.3
Commercial mortgage-backed securities		346.5	357.2	10.7	8.0
Asset-backed securities		72.8	77.1	4.3	1.8
Municipals:
Taxable		752.8	767.8	15.0	31.6
Tax exempt		158.1	162.6	4.5	0.4
U.S. government		327.8	336.4	8.6	9.1

Total fixed maturities (2)		$4,669.7	$4,893.8	$224.1	$131.6

(1)	Includes $36.3 million unrealized loss related to other-than-temporary impairment losses recognized in other comprehensive income.
(2)	Includes discontinued accident and health insurance business of $117.9 million in amortized cost and $118.2 million in fair value at June 30, 2010.

During the first six months of 2010, our net unrealized gains on fixed maturities increased $131.6 million, or 142%, to a net unrealized gain of $224.1 million at June 30, 2010 from $92.5 million at December 31, 2009.

Amortized cost and carrying value by rating category were as follows:

		June 30, 2010			December 31, 2009
(In millions, except percentage data) NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost	Carrying Value	% of Total Carrying Value	Amortized Cost	Carrying Value	% of Total Carrying Value
1	Aaa/Aa/A	$3,135.1	$3,279.4	67.0%	$3,120.8	$3,168.0	66.9%
2	Baa	1,203.3	1,278.3	26.1	1,198.0	1,240.3	26.2
3	Ba	143.2	143.5	2.9	138.2	130.5	2.8
4	B	115.0	117.2	2.4	93.1	98.0	2.1
5	Caa and lower	62.9	63.9	1.3	84.0	88.0	1.9
6	In or near default	10.2	11.5	0.3	5.8	7.6	0.1

Total fixed maturities (1)		$4,669.7	$4,893.8	100.0%	$4,639.9	$4,732.4	100.0%

(1)

Includes discontinued accident and health insurance business of $117.9 million in amortized cost and $118.2 million in fair value at June 30, 2010 and $119.6 million in amortized cost and $116.8 million in fair value at December 31, 2009.

Based on ratings by the National Association of Insurance Commissioners (“NAIC”), approximately 93% of our fixed maturity portfolio consisted of investment grade securities at June 30, 2010 and December 31, 2009.

The quality of our fixed maturity portfolio remains strong based on ratings, capital structure position, support through guarantees, underlying security, parent ownership and yield curve position. We do not hold any securities in the following sectors: subprime mortgages, either directly or through our mortgage-backed securities; collateralized debt obligations; collateralized loan obligations; or credit derivatives. Commercial mortgage-backed securities (“CMBS”) constitute $357.2 million of our invested assets, of which approximately 20% is fully defeased with U.S. government securities. The portfolio is seasoned, with approximately 72% of our CMBS holdings from pre-2005 vintages, 10% from the 2007 vintage, 6% from the 2006 vintage and 12% from the 2005 vintage. The CMBS portfolio is of high quality with approximately 75% being AAA rated and 25% rated AA or A. The CMBS portfolio has a weighted average loan-to-value ratio of approximately 73% and credit enhancement of approximately 23% as of June 30, 2010. Our municipal bond portfolio constitutes approximately 18% of invested assets and is substantially all investment grade. Financial guarantor insurance enhanced municipal bonds were $257.8 million, or approximately 28% of our municipal bond portfolio as of June 30, 2010. Without regard to the insurance enhancement, 99% of our municipal bond portfolio is investment grade as of June 30, 2010.

At June 30, 2010, $74.6 million of our fixed maturities were invested in traditional private placement securities compared to $77.9 million at December 31, 2009. Fair values of traditional private placement securities are determined either by a third party broker or by pricing models that use discounted cash flow analyses.

Our fixed maturity and equity securities are classified as available-for-sale and are carried at fair value. Financial instruments whose value is determined using significant management judgment or estimation constitute less than 2% of the total assets and liabilities we measured at fair value. (See also Note 9 – Fair Value).

Although we expect to invest new funds primarily in cash, cash equivalents and investment grade fixed maturities, we have invested, and may continue to invest a small portion of funds in common equity securities and below investment grade fixed maturities and other assets. The average earned yield on fixed maturities was 5.5% for the six months ended June 30, 2010 and for the year ended December 31, 2009, respectively. If new money rates remain at their current lower levels, they will result in declines in average pre-tax investment yields in future periods.

Other-than-Temporary Impairments

For the quarter ended June 30, 2010, we recognized $3.4 million of other-than-temporary impairments on fixed maturities and equity securities in earnings, of which $1.6 million related to common stocks, $1.2 million related to above investment grade corporate bonds in the industrial sector that we intend to sell and $0.6 million was estimated credit losses on above investment grade residential mortgage-backed securities. For the quarter ended June 30, 2009, we recognized other-than-temporary impairments of $6.7 million in earnings, which included $5.4 million primarily from below investment grade corporate bonds in the industrial and financial sectors and $1.3 million from perpetual preferred securities in the finance sector.

For the first six months of 2010, we recognized $6.1 million of other-than-temporary impairments on fixed maturities and equity securities in earnings, of which $2.4 million was estimated credit losses on debt securities, $1.9 million related to common stocks and $1.8 million related to debt securities that we intend to sell. Other-than-temporary impairments recognized on debt securities during the first six months of 2010 primarily include $2.2 million on above investment grade residential mortgage-backed securities, $1.2 million on above investment grade corporate bonds in the industrial sector, and $0.6 million on a below investment grade municipal bond. For the six months ended June 30, 2009, we recognized other-than-temporary impairments of $23.2 million in earnings, which included $14.2 million primarily from below investment grade corporate bonds in the industrial sector and $9.0 million from perpetual preferred securities in the finance sector.

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

When an other-than-temporary impairment of a debt security occurs, and we intend to sell or more likely than not will be required to sell the investment before recovery of its amortized cost basis, the amortized cost of the security is reduced to its fair value, with a corresponding charge to earnings, which reduces net income and earnings per share. If we do not intend to sell the fixed maturity investment and more likely than not will not be required to sell it, we separate the other-than-temporary impairment into the amount we estimate represents the credit loss and the amount related to all other factors. The amount of the estimated loss attributable to credit is recognized in earnings, which reduces net income and earnings per share. The amount of the estimated other-than-temporary impairment that is non-credit related is recognized in other comprehensive income, net of applicable taxes.

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

Unrealized Losses

The following tables provide information about our fixed maturities and equity securities that are in an unrealized loss position.

	June 30, 2010
	12 months or less		Greater than 12 months		Total
(In millions)	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI (1)	Fair Value

Fixed maturities:
Investment grade:
U.S. Treasury securities and U.S. government and agency securities	$—	$16.5	$0.7	$2.2	$0.7	$18.7
States and political subdivisions	2.6	72.1	8.4	135.0	11.0	207.1
Corporate fixed maturities	0.8	42.4	15.7	107.8	16.5	150.2
Residential mortgage-backed securities	—	4.0	9.9	56.6	9.9	60.6
Commercial mortgage-backed securities	0.7	22.6	4.6	23.3	5.3	45.9

Total investment grade	4.1	157.6	39.3	324.9	43.4	482.5

Below investment grade (2):
Corporate fixed maturities	2.5	71.7	18.7	149.9	21.2	221.6

Total fixed maturities	6.6	229.3	58.0	474.8	64.6	704.1

Equity securities:
Common equity securities	0.8	15.5	—	—	0.8	15.5

Total (3)	$7.4	$244.8	$58.0	$474.8	$65.4	$719.6

(1)	Includes $36.3 million of unrealized losses related to OTTI losses recognized in other comprehensive income, of which $17.1 million are below investment grade aged greater than 12 months.
(2)	Substantially all below investment grade securities with an unrealized loss had been rated by the NAIC, Standard & Poor’s or Moody’s at June 30, 2010.
(3)	Includes discontinued accident and health insurance business of $7.5 million in gross unrealized losses with $40.8 million in fair value at June 30, 2010.

	December 31, 2009
	12 months or less		Greater than 12 months		Total
(In millions)	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI (1)	Fair Value

Fixed maturities:
Investment grade:
U.S. Treasury securities and U.S. government and agency securities	$3.7	$170.8	$—	$—	$3.7	$170.8
States and political subdivisions	9.0	275.2	15.6	176.5	24.6	451.7
Corporate fixed maturities	3.4	115.8	13.3	152.7	16.7	268.5
Residential mortgage-backed securities	6.6	89.1	7.5	62.6	14.1	151.7
Commercial mortgage-backed securities	0.4	13.5	7.0	30.0	7.4	43.5

Total investment grade	23.1	664.4	43.4	421.8	66.5	1,086.2

Below investment grade (2):
States and political subdivisions	0.2	8.7	0.8	8.2	1.0	16.9
Corporate fixed maturities	10.6	84.1	16.9	150.1	27.5	234.2

Total below investment grade	10.8	92.8	17.7	158.3	28.5	251.1

Total fixed maturities	33.9	757.2	61.1	580.1	95.0	1,337.3

Equity securities:
Common equity securities	—	—	0.3	1.4	0.3	1.4

Total (3)	$33.9	$757.2	$61.4	$581.5	$95.3	$1,338.7

(1)

Includes $40.6 million unrealized loss related to other-than-temporary impairment losses recognized in other comprehensive income, of which $14.8 million are below investment grade aged greater than 12 months.

(2)	Substantially all below investment grade securities with an unrealized loss had been rated by the NAIC, Standard & Poor’s or Moody’s at December 31, 2009.
(3)	Includes discontinued accident and health insurance business of $8.8 million in gross unrealized losses with $55.0 million in fair value at December 31, 2009.

Gross unrealized losses on fixed maturities and equity securities decreased $29.9 million, or 31%, to $65.4 million at June 30, 2010, compared to $95.3 million at December 31, 2009. The decrease in unrealized losses was primarily due to lower interest rates and tightening of credit spreads of taxable municipal bonds, below investment grade corporate bonds, and residential and commercial mortgage-backed securities during the first six months of 2010. At June 30, 2010, gross unrealized losses primarily consist of $37.7 million in corporate fixed maturities, $15.2 million in mortgage-backed securities and $8.8 million in taxable municipal bonds. Gross unrealized losses on corporate fixed maturities include $23.1 million in the financial sector, $13.4 million in the industrial sector and $1.2 million in utilities and other.

Obligations of states and political subdivisions, the U.S. Treasury, U.S. government and agency securities had associated gross unrealized losses of $11.7 million and $29.3 million at June 30, 2010 and December 31, 2009, respectively.

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

The following table sets forth gross unrealized losses for fixed maturities by maturity period and for equity securities at June 30, 2010 and December 31, 2009. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers. Mortgage-backed securities are included in the category representing their ultimate maturity.

(In millions)	June 30, 2010	December 31, 2009

Due in one year or less	$1.8	$0.5
Due after one year through five years	12.7	14.0
Due after five years through ten years	16.1	23.0
Due after ten years	34.0	57.5

Total fixed maturities	64.6	95.0
Equity securities	0.8	0.3

Total fixed maturities and equity securities (1)	$65.4	$95.3

(1)	Includes discontinued accident and health insurance business of $7.5 million and $8.8 million in gross unrealized losses at June 30, 2010 and December 31, 2009, respectively.

Our investment portfolio and shareholders’ equity can be and have been significantly impacted by changes in market values of our securities. Although we have seen improvement in unrealized losses during 2009 and in the first six months of 2010, economic conditions remain tenuous, market values could continue to fluctuate, and defaults on fixed income securities could increase. As a result, depending on market conditions, we could incur additional realized and unrealized losses in future periods, which could have a material adverse impact on our results of operations and/or financial position.

The carrying values of defaulted fixed maturity securities on non-accrual status at June 30, 2010 and December 31, 2009 were not material. The effects of non-accruals for the six months ended June 30, 2010 and 2009, compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities, were reductions in net investment income of $1.1 million and $1.6 million, respectively. Any defaults in the fixed maturities portfolio in future periods may negatively affect investment income.

Recent developments have illustrated that the U.S. and global financial markets and economies, while continuing to recover, remain in a state of uncertainty and instability. Many issuers continue to face adverse business and liquidity circumstances, increasing the possibility of unanticipated defaults during 2010. While we may experience defaults on fixed income securities in 2010, particularly with respect to non-investment grade securities, it is difficult to foresee which issuers, industries or markets will be affected. As a result, the value of our fixed maturity portfolio could change rapidly in ways we cannot currently anticipate. Depending on market conditions, we could incur additional realized and unrealized losses in future periods.

Income Taxes

We file a consolidated United States federal income tax return that includes the holding company and its domestic subsidiaries (including non-insurance operations).

Quarter Ended June 30, 2010 Compared to Quarter Ended June 30, 2009

The provision for federal income taxes from continuing operations was an expense of $0.9 million during the second quarter of 2010, compared to an expense of $33.5 million during the same period in 2009. These provisions resulted in consolidated effective federal tax rates of 29.0% and 34.7% for the quarters ended June 30, 2010 and 2009, respectively. The decrease in the tax rate in 2010 is primarily due to lower underwriting income in the quarter.

Our federal income tax expense on segment income was $1.1 million during the second quarter of 2010, compared to $21.8 million during the same period in 2009. These provisions resulted in effective tax rates for segment income of 37.9% and 33.1% in 2010 and 2009, respectively. The increase in 2010 is primarily due non-deductible expenses related to employee compensation (see following discussion on the Patient Protection and Affordable Care Act (“PPACA”)) and lower tax-exempt income and low-income housing tax credits, resulting in a tax rate for 2010 that is greater than the statutory rate.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

The provision for federal income taxes from continuing operations was an expense of $18.0 million for the first six months of 2010, compared to an expense of $46.6 million during the same period in 2009. These provisions resulted in consolidated effective federal tax rates of 28.8% and 35.9% for the six months ended June 30, 2010 and 2009, respectively. The decrease in the tax rate is primarily due to changes in our valuation allowance related to realized loss carryforwards. In the first six months of 2009, we believed we would not realize the tax benefits related to the realized investment losses occurring in that period. Accordingly, we increased our valuation allowance so as to avoid recognition of these tax benefits. In 2010, we determined that we could realize a portion of our realized loss carryforwards from prior years, as a result of our gains realized during the first six months of the year. Accordingly, we reduced our valuation allowance, resulting in a tax rate for 2010 that is less than the statutory rate.

Our federal income tax expense on segment income was $17.5 million for the first six months of 2010, compared to $34.9 million during the same period in 2009. These provisions resulted in effective tax rates for segment income of 34.1% and 33.1% in 2010 and 2009, respectively. The increase in 2010 is primarily due to lower tax-exempt income and low-income housing tax credits.

In January 2010, we made a $100.0 million pension contribution which resulted in both a current deduction of $35.0 million and the utilization (reduction) of a deferred tax asset of the same amount. This is the largest component of both the current tax benefit of $29.7 million and the deferred tax provision of $47.7 million in the first six months of the year.

As of June 30, 2010, we have alternative minimum tax (“AMT”) credit carryforwards of $112.1 million. We expect to utilize these tax credits during the next three to four years. The result of their utilization will be a lower current tax rate offset by a higher deferred tax provision, and also lower cash expenditures for federal income taxes during the utilization period. Once the minimum tax credits have been fully utilized, we expect our current tax rate to be closer to the statutory rate of 35%. Although there is no expiration on AMT credit carryforwards, we cannot be certain that we will utilize them as quickly as our expectations.

In March 2010, the PPACA was enacted. This act includes a provision to eliminate the tax deductibility of retiree health care costs to the extent of federal subsidies received by plan sponsors that provide retiree prescription drug benefits equivalent to Medicare Part D coverage effective in tax years after December 31, 2012. As a result, under PPACA, the deductible temporary difference and any related deferred tax asset on the employer’s balance sheet associated with the federal subsidy may be reduced. Since we do not receive a federal retiree drug subsidy, the enactment of PPACA has no impact on our deferred tax asset. Another aspect of the PPACA which could impact us is the partial non-deductibility of certain employee compensation, beginning in 2013. There is considerable uncertainty as to whom these provisions will apply and as to the methodology required in calculating the non-deductible amount. However, under our current interpretation, this statute, as currently written, would apply to us with respect to limited amounts of employee compensation. For 2010, we estimate that our incremental tax expense will be approximately $0.8 million, of which $0.2 million is reflected in our financial statements as of June 30, 2010. As the PPACA legislation is clarified, these amounts may change or we may be exempted from this aspect of the PPACA entirely.

In July 2010, we completed a transaction which resulted in the realization, for tax purposes only, of $37.1 million of unrealized gains in our investment portfolio. As a result of this gain, we are able to realize capital loss carryforwards to offset this gain in the same amount. Thus, as of June 30, 2010, we released $13.0 million of the valuation allowance we held against the deferred tax asset related to these capital loss carryforwards as an increase in Accumulated Other Comprehensive Income.

In the first six months of 2010, we decreased our valuation allowance related to our deferred tax asset by $15.7 million, from $195.6 million to $179.9 million. The decrease in this valuation allowance resulted primarily from the transaction described in the previous paragraph, and from our realized capital gains in continuing operations, partially offset by realized capital losses in Discontinued Operations. Accordingly, we recorded decreases in our valuation allowance of $12.6 million and $3.3 million as an increase in Accumulated Other Comprehensive Income and a decrease in Federal Income Tax Expense, respectively, partially offset by an increase in our valuation allowance of $0.2 million recorded as a decrease in our net gain in Discontinued Operations.

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

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements. These statements have been prepared in accordance with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following critical accounting estimates are those which we believe affect the more significant judgments and estimates used in the preparation of our financial statements. Additional information about our other significant accounting policies and estimates may be found in Note 1 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Property & Casualty Insurance Loss Reserves

See Segment Results – Reserve for Losses and Loss Adjustment Expenses on pages 44 to 54 of this form 10-Q for a discussion of our critical accounting estimates for loss reserves.

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

The discount rate enables us to state expected future cash flows as a present value on the measurement date. We also use this discount rate in the determination of our pre-tax pension expense or benefit. A lower discount rate increases the present value of benefit obligations and increases pension expense. As of December 31, 2009 and 2008, we determined our discount rate utilizing an independent yield curve which provides for a portfolio of high quality bonds that are expected to match the cash flows of our pension plan. Bond information used in the yield curve was provided by Standard & Poor’s and included only those rated AA- or better as of December 31, 2009 and 2008, respectively. At December 31, 2009, based upon our qualified plan assets and liabilities in relation to this discount curve, we decreased our discount rate to 6.125%, from 6.625% at December 31, 2008.

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

Other Significant Transactions

On both June 7, 2010 and March 22, 2010, we paid dividends of 25 cents per share to our shareholders of record at the close of business on May 24, 2010 and March 8, 2010, respectively. The total dividends paid in the quarters ended June 30, 2010 and March 31, 2010 were $12.0 million and $12.3 million, respectively. On an annualized basis, these dividend payments represent a 33% increase over the annual dividend of 75 cents, paid in December 2009.

On March 31, 2010, we acquired Campania for a cash purchase price of approximately $24 million, subject to various terms and conditions. Campania specializes in insurance solutions for portions of the healthcare industry.

Through February 26, 2010, our Board of Directors has authorized aggregate repurchases of our common stock of up to $400 million. Under the repurchase authorizations, we may repurchase our common stock from time to time, in amounts and prices and at such times as we deem appropriate, subject to market conditions and other considerations. Our repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. On March 30, 2010 and December 8, 2009, we entered into accelerated share repurchase agreements with Barclays Bank PLC, acting through its agent Barclays Capital, Inc., for the immediate repurchase of 2.3 million and 2.4 million shares, respectively, of our common stock at a cost of approximately $100.9 million and $100.6 million, respectively (in each case, subject to adjustment). We settled our accelerated stock repurchase program initiated in December 2009 on June 23, 2010 for an additional payment of $4.6 million provided to Barclays Bank PLC. Total repurchases as of June 30, 2010 were 7.9 million shares at a cost of $338.8 million.

On February 23, 2010, we issued $200.0 million aggregate principal amount of 7.50% senior unsecured notes due March 1, 2020. The senior debentures are subject to certain restrictive covenants, including limitations on the issuance or disposition of capital stock of restricted subsidiaries and limitations on liens. These debentures pay interest semi-annually on March 1 and September 1.

On December 3, 2009, we entered into a renewal rights agreement with OneBeacon. Through this agreement, we acquired access to a portion of OneBeacon’s small and middle market commercial business at renewal, including industry programs and middle market niches. This transaction included consideration of approximately $23 million, plus certain potential additional consideration, primarily representing purchased renewal rights intangible assets which are included as Other Assets in our Consolidated Balance Sheets. The agreement was effective for renewals beginning January 1, 2010.

On September 25, 2009, Hanover Insurance received an advance of $125 million through its membership in the FHLBB as part of a collateralized borrowing program. This advance bears interest at a fixed rate of 5.50% per annum over a twenty-year term. As collateral to the FHLBB, Hanover Insurance has pledged government agency securities with a fair value of $147.2 million and $142.0 million as of June 30, 2010 and December 31, 2009, respectively. The fair value of the collateral pledged must be maintained at certain specified levels of the borrowed amount, which can vary depending on the type of assets pledged. If the fair value of this collateral declines below these specified levels, Hanover Insurance would be required to pledge additional collateral or repay outstanding borrowings. Hanover Insurance is permitted to voluntarily repay the outstanding borrowings at any time, subject to a repayment fee. As a requirement of membership in the FHLBB, Hanover Insurance acquired $2.5 million of FHLBB stock, and as a condition to participating in the FHLBB’s collateralized borrowing program, it was required to purchase additional shares of FHLBB stock in an amount equal to 4.5% of its outstanding borrowings. Such purchases totaled $5.6 million through June 30, 2010. The proceeds from the borrowing were used by Hanover Insurance to acquire AIX and its subsidiaries from the holding company. In July 2010, we committed to borrow an additional $46.3 million from the FHLBB at an average interest rate of 3.88% (see Recent Developments for further information).

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

On June 29, 2009, prior to liquidating the Trust, we completed a cash tender offer to repurchase a portion of our Capital Securities that were issued by the Trust and a portion of our 7.625% Senior Debentures (“Senior Debentures”) due in 2025 that were issued by THG. As of that date, $69.3 million of Capital Securities were tendered at a price equal to $800 per $1,000 of face value. In addition, we accepted for tender a principal amount of $77.3 million of Senior Debentures. Depending on the time of tender, holders of the Senior Debentures accepted for purchase received a price of either $870 or $900 per $1,000 of face value. Separately, we held $65.0 million of Capital Securities previously repurchased at a discount in the open market prior to the tender offer, and $1.1 million of Senior Debentures. We recognized a pre-tax gain of $34.5 million in 2009 as a result of such purchases. During the first quarter of 2010, we repurchased $0.4 million of Junior Debentures at a slight gain. As of June 30, 2010, a net principal amount of $165.3 million of our Junior Debentures and $121.4 million of these Senior Debentures, which are not held by us, remained outstanding.

Statutory Surplus of Insurance Subsidiaries

The following table reflects the consolidated statutory surplus for our property and casualty businesses as of June 30, 2010 and December 31, 2009:

(In millions)	June 30, 2010	December 31, 2009

Total Statutory Surplus – Combined P&C Companies	$1,752.0	$1,741.6

The consolidated statutory surplus increased $10.4 million during the first six months of 2010. The increase is primarily due to underwriting results in the first half of 2010 and net realized gains, partially offset by a decrease resulting from higher unrealized losses and changes in non-admitted and deferred tax assets.

The NAIC prescribes an annual calculation regarding risk based capital (“RBC”). RBC ratios for regulatory purposes, as described in the glossary, are expressed as a percentage of the capital required to be above the Authorized Control Level (the “Regulatory Scale”); however, in the insurance industry RBC ratios are widely expressed as a percentage of the Company Action Level. The following table reflects the Company Action Level, the Authorized Control Level and RBC ratios for Hanover Insurance, as of June 30, 2010, expressed both on the Industry Scale (Total Adjusted Capital divided by the Company Action Level) and Regulatory Scale (Total Adjusted Capital divided by Authorized Control Level):

(In millions, except ratios)	Company Action Level	Authorized Control Level	RBC Ratio Industry Scale	RBC Ratio Regulatory Scale

The Hanover Insurance Company	$524.5	$262.2	331%	663%

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

Net cash used in operating activities was $92.5 million during the first six months of 2010, compared to net cash used of $45.1 million in 2009. The increase in cash used primarily resulted from a $100.0 million contribution made to our qualified defined benefit pension plan compared to contributions made in 2009 of $30.0 million. This was partially offset by higher premiums during the first half of 2010.

Net cash provided by investing activities was $36.6 million during the first six months of 2010, compared to net cash used of $102.7 million for the same period of 2009. During 2010, cash was primarily provided from net sales and calls of fixed maturities, proceeds of which were not reinvested during the first six months of 2010 due to market conditions. During 2009, cash was primarily used as we invested the proceeds from the sale of our Life Companies into fixed maturities and began reinvesting a portion of cash into fixed maturities. In addition, cash was provided from sales of fixed maturities to fund the tender offer.

Net cash provided by financing activities was $0.5 million during the first six months of 2010, compared to cash used in financing activities of $100.9 million in 2009. During 2010, cash provided by financing activities primarily resulted from proceeds from the issuance, on February 23, 2010, of unsecured senior debentures. Cash received from the issuance of debt was essentially offset by repurchases of treasury stock, repayments of collateral related to our securities lending program and quarterly dividend payments to our shareholders in the first half of 2010. During 2009, cash used in financing activities primarily resulted from the aforementioned cash tender offer (see Significant Transactions discussion) to repurchase a portion of our debt securities and repurchases of our common stock under our stock repurchase program, partially offset by cash collateral received related to our securities lending program.

At June 30, 2010, THG, as a holding company, held $350.0 million of fixed maturities and cash. We believe our holding company assets are sufficient to meet our future obligations through the remainder of 2010, which currently consist primarily of interest on both our senior debentures and junior subordinated debentures, our dividends to shareholders, costs associated with retirement benefits provided to our former life employees and agents, and to the extent required, payments related to indemnification of liabilities associated with the sale of various subsidiaries. We do not expect that it will be necessary to dividend additional funds from our insurance subsidiaries in order to fund 2010 holding company obligations; however, we may decide to do so.

In the fourth quarter of 2009, the Board announced plans to follow a quarterly dividend schedule, subject to quarterly board approval and declaration. During the first six months of 2010, we paid two quarterly dividends of twenty-five cents per share each to our shareholders totaling $24.3 million. We believe that our holding company assets are sufficient to provide for future shareholder dividends should the Board of Directors declare them.

We expect to continue to generate sufficient positive operating cash to meet all short-term and long-term cash requirements, including the funding of our qualified defined benefit pension plan. On January 4, 2010, we made a discretionary contribution of $100.0 million to the qualified defined benefit pension plan. With this contribution and based upon the current estimate of liabilities and certain assumptions regarding investment returns and other factors, our qualified defined benefit pension plan is essentially fully funded as of the date of this contribution. As a result, we currently expect that significant cash contributions will not be required for this plan for several years. However, the ultimate payment amount is based on several assumptions, including but not limited to, the rate of return on plan assets, the discount rate for benefit obligations, mortality experience, interest crediting rates and the ultimate valuation and determination of benefit obligations. Since differences between actual plan experience and our assumptions are likely, changes to our funding obligations in future periods are possible.

Our insurance subsidiaries maintain a high degree of liquidity within their respective investment portfolios in fixed maturity and short-term investments. In the early part of 2009 and prior, the financial markets experienced unprecedented declines in value, especially in the financial and industrial sectors. Many securities currently held by THG and its subsidiaries experienced the impact of these significant changes in market value. Due to continued tightening of credit spreads in our taxable municipal bonds, corporate bonds and residential mortgage-backed securities portfolios in the first six months of 2010, we experienced an improvement in our unrealized position in 2010, resulting in net unrealized gains of approximately $232.3 million on securities held at June 30, 2010. We believe that the quality of the assets we hold will allow us to realize the long-term economic value of our portfolio, including securities that are currently in an unrealized loss position. We do not anticipate the need to sell these securities to meet our insurance subsidiaries’ cash requirements. We expect our insurance subsidiaries to generate sufficient operating cash to meet all short-term and long-term cash requirements. However, there can be no assurance that unforeseen business needs or other items will not occur causing us to have to sell those securities in a loss position before their values fully recover; thereby causing us to recognize impairment charges in that time period.

On February 26, 2010, our Board of Directors authorized a $100 million increase to our existing common stock repurchase program. As a result of this increase, the program provides for aggregate repurchases of up to $400 million of our common stock. Our repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. On March 30, 2010, we entered into an accelerated share repurchase agreement with Barclays Bank PLC, acting through its agent Barclays Capital, Inc., and utilized a portion of our existing share repurchase authorization for the immediate repurchase of 2.3 million shares of our common stock at a cost of $100.9 million (subject to adjustment). Additionally, we settled our accelerated stock repurchase program initiated in December 2009 on June 23, 2010 for an additional $4.6 million payment provided to Barclays Bank PLC. Including the accelerated share repurchases and aforementioned settlement, during the first six months of 2010, we repurchased 2.9 million shares at a cost of $130.6 million. Total repurchases under this program as of June 30, 2010, were 7.9 million shares at a cost of approximately $339 million. We may also repurchase our Senior or Junior Debentures on an opportunistic basis.

On February 23, 2010, we issued $200.0 million aggregate principal amount of 7.5% senior unsecured notes due March 1, 2020. Net proceeds of the offering were approximately $197 million. We plan to use the net proceeds of the issuance for general corporate and working capital purposes, which may include repurchase of shares of our common stock, capital expenditures, possible acquisitions and any other general corporate purposes. The lenders under the syndicated credit agreement discussed below waived the covenant that limited additional borrowing in order to permit us to complete this offering.

In June 2007, we entered into a $150.0 million committed syndicated credit agreement which expired in June 2010. There were no borrowings under this agreement. The agreement provided for covenants, including, but not limited to, maintaining a certain level of equity and an RBC ratio in our primary property and casualty companies of at least 175% (based on the Industry Scale). We were in compliance with the covenants of this agreement during the duration of the contract. We did not renew or replace this syndicated credit agreement upon expiration. Additionally, we had no commercial paper borrowings as of June 30, 2010 and we do not anticipate utilizing commercial paper in the near term.

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

Hurricane Katrina Litigation

We have been named as a defendant in various litigation, including putative class actions, relating to disputes arising from damages which occurred as a result of Hurricane Katrina in 2005. As of June 30, 2010, there were approximately 50 such cases. These cases have been filed in both Louisiana state courts and federal district courts. These cases generally involve, among other claims, disputes as to the amount of reimbursable claims in particular cases (e.g. how much of the damage to an insured property is attributable to flood and therefore not covered, and how much is attributable to wind, which may be covered), as well as the scope of insurance coverage under homeowners and commercial property policies due to flooding, civil authority actions, loss of landscaping, business interruption and other matters. Certain of these cases claim a breach of duty of good faith or violations of Louisiana insurance claims handling laws or regulations and involve claims for punitive or exemplary damages.

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

On March 5, 2009, the court issued an Order granting in part and denying in part a Motion to Dismiss filed by Defendants. The court dismissed all claims for bad faith and breach of fiduciary duty and all claims for flood damages under policies with flood exclusions or asserted under the Valued Policy Law, but rejected the insurers’ arguments that the purported assignments from individual claimants to the state were barred by anti-assignment provisions in the insurers’ policies. On April 16, 2009, the court denied a Motion for Reconsideration of its ruling regarding the anti-assignment provisions, but certified the issue as ripe for immediate appeal. On April 30, 2009, Defendants filed a Petition for Permission to Appeal to the United States Court of Appeals for the Fifth Circuit (“Fifth Circuit”), which was granted. Defendants’ appeal is currently pending. On July 28, 2010, the Fifth Circuit certified the issue to the Louisiana Supreme Court.

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

The Governor of Michigan has endorsed a number of proposals by her appointed Automobile and Home Insurance Consumer Advocate which would, among other things, change the current rate approval process from the current “file and use” system to “prior approval”, mandate “affordable” rates, eliminate territorial ratings, reduce the threshold for lawsuits to be filed in “at fault” incidents, and prohibit the use of certain underwriting criteria such as credit-based insurance scores. The Michigan legislature is currently considering these and other proposals, including one to require insurance companies to offer “low cost” personal automobile prices. The Office of Financial and Insurance Regulation (“OFIR”) previously issued regulations prohibiting the use of credit scores to rate personal lines insurance policies, which regulations were the subject of litigation being reviewed by the Michigan Supreme Court. Pending a determination by the Michigan Supreme Court, OFIR was enjoined from disapproving rates on the basis that they were based in part on credit-based insurance scores. In a decision issued on July 8, 2010, the Michigan Supreme Court held that the regulations issued by the OFIR prohibiting the use of credit scores to rate personal lines insurance policies were invalid. On November 9, 2009, the Michigan Board of Canvassers issued preliminary approval allowing proponents to begin collecting signatures as the first step in placing a ballot initiative in front of voters in November 2010. The proposed ballot question would have required a number of changes for the property and casualty market, including, subject to certain limitations, the rollback of rates by up to 20%

for all lines with the exception of workers’ compensation and surety, and an additional 20% rollback of personal automobile rates for “good drivers”. Proponents of the ballot initiative, however, did not present the required number of valid signatures by the May 2010 deadline. Accordingly, the proposed ballot initiative failed. At this time, we are unable to predict the likelihood of adoption or impact on our business of any such proposals or regulations, but any such restrictions could have an adverse effect on our results of operations.

On August 1, 2010, the Michigan Supreme Court issued a decision in a case captioned McCormick v. Carrier, et al, overturning the so-called Kreiner decision, and in so doing, we believe the Court significantly expanded the circumstances under which claimants can sue for non-economic losses resulting from automobile accidents in Michigan. Although the full implications and application of the McCormick decision are not yet understood and may evolve in the future, we believe that the revised standard will adversely affect both past claims which are not finally resolved, as well as future claims. Although we established reserves in anticipation of this decision, in light of evolving law and the uncertain application of this new standard, we cannot be certain as to the adequacy of these reserves or of our ability to raise rates for liability coverage of Michigan personal and commercial automobile polices to reflect the additional losses we expect to incur.

In May 2010, the Massachusetts Attorney General’s Office published draft regulations purporting to provide greater consumer protections under the recently implemented “managed competition” system for Massachusetts private passenger automobile insurance. The proposed changes would significantly alter the current system of managed competition and change the manner in which insurers and agents operate in the market place, particularly for companies such as Hanover Insurance, which distribute through independent agents. At this time, we are uncertain as to whether the draft regulations will be revised or ultimately implemented and cannot predict the potential impact of any such regulations on our business.

From time to time, proposals have been made to establish a federal based insurance regulatory system and to allow insurers to elect either federal or state-based regulation (“optional federal chartering”). In light of the recent economic crisis and the focus on increased regulatory controls, particularly with regard to financial institutions, there has been renewed interest in such proposals. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Financial Reform Act”) was enacted. The Financial Reform Act includes a provision to establish a Federal Insurance Office with the primary purpose of collecting information to better understand insurance issues at the federal level and to resolve certain issues affecting foreign insurance companies doing business in the United States. The Financial Reform Act also contains provisions affecting financial institutions, credit rating agencies and other commercial and consumer business. We are currently reviewing the legislation and while we expect that it will have little direct impact on our operations, we do not yet know the indirect consequences to the financial services sector, our business or our Commercial Lines policyholders.

At this time, we are also uncertain of the various collateral consequences of the Patient Protection and Affordable Care Act on our business and the property and casualty industry in general.

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

On May 25, 2010, Standard & Poor’s upgraded the outlook of our property and casualty insurance companies’ financial strength rating from “stable” to “positive”. Additionally, Standard & Poor’s upgraded the outlook for our holding company debt ratings from “stable” to “positive”.

Recent Developments

On June 14, 2010, we purchased approximately 11 acres of developable land in Worcester, Massachusetts for $5 million. A portion of the land will be developed with the construction of a new 200,000 square foot office building and the redevelopment of an adjacent parking garage. In addition, we signed a 17 year lease agreement with a tenant for the new building and garage. The tenant is an unaffiliated public company with an investment grade credit rating. Through June 30, 2010, we capitalized $5.6 million in related lease acquisition, legal, architectural and associated costs.

Development costs are estimated between $65 million and $70 million and the project will be financed, in part, through the issuance of collateralized debt. In July 2010, we committed to borrow $46.3 million from the FHLBB to finance the project. These borrowings will be drawn in several increments from July 2010 to January 2012. The fair value of the collateral pledged must be maintained at certain specified levels of the borrowed amount, which can vary depending on the type of assets pledged. If the fair value of this collateral declines below these specified levels, we would be required to pledge additional collateral or repay any outstanding borrowings. (See also Significant Transactions for further information related to participation in the FHLBB’s collateralized borrowing program). All amounts mature on July 20, 2020 and carry fixed interest rates with a weighted average of 3.88%.

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

Risk based capital (“RBC”) – A method of measuring the minimum amount of capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The RBC ratio for regulatory purposes is calculated as total adjusted capital divided by required risk based capital. Total adjusted capital for property and casualty companies is capital and surplus, adjusted for the non-tabular reserve discount applicable to our assumed discontinued accident and health insurance business. The Company Action Level is the first level at which regulatory involvement is specified based upon the level of capital. Regulators may take action for reasons other than triggering various RBC action levels. The various action levels are summarized as follows:

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Our market risks, the ways we manage them, and sensitivity to changes in interest rates are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2009, included in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes in the first six months of 2010 to these risks or our management of them.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the internal control over financial reporting, as required by Rule 13a-15(d) of the Exchange Act, to determine whether any changes occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there was no such change during the quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 5, 2009, the court issued an Order granting in part and denying in part a Motion to Dismiss filed by Defendants. The court dismissed all claims for bad faith and breach of fiduciary duty and all claims for flood damages under policies with flood exclusions or asserted under the Valued Policy Law, but rejected the insurers’ arguments that the purported assignments from individual claimants to the state were barred by anti-assignment provisions in the insurers’ policies. On April 16, 2009, the court denied a Motion for Reconsideration of its ruling regarding the anti-assignment provisions, but certified the issue as ripe for immediate appeal. On April 30, 2009, Defendants filed a Petition for Permission to Appeal to the United States Court of Appeals for the Fifth Circuit (“Fifth Circuit”), which was granted. Defendants’ appeal is currently pending. On July 28, 2010, the Fifth Circuit certified the issue to the Louisiana Supreme Court.

We have established our loss and LAE reserves on the assumption that we will not have any liability under the “Road Home” or similar litigation.

ITEM 1A –RISK FACTORS

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

We generate most of our revenues and earnings through our property and casualty insurance subsidiaries. The results of companies in the property and casualty insurance industry historically have been subject to significant fluctuations and uncertainties. Our profitability could be affected significantly by (i) adverse loss development or loss adjustment expense for events we (including our recently acquired subsidiaries) have insured in either the current or prior years, including risks indirectly insured through various mandatory market mechanisms or through discontinued pools which are included in the Other Property and Casualty segment and in the operations of the discontinued accident and health insurance business, or the expected decline in the amount of favorable development that has been realized in recent periods, which could be material, particularly in light of the significance of favorable development as a contributor to the Property and Casualty Group’s segment income; (ii) an inability to retain profitable policies in force and attract profitable policies in our Personal Lines and Commercial Lines segments, whether as the result of an increasingly competitive product pricing environment, the adoption by competitors of strategies to increase agency appointments and commissions, the significant marketing and advertising expenditures of our competitors, or otherwise; (iii) heightened competition, including the intensification of price competition and increased marketing efforts by our competitors, the entry of new competitors and the introduction of new products by new and existing competitors, or as the result of consolidation within the financial services industry and the entry of additional financial institutions into the insurance industry; (iv) failure to obtain new customers, retain existing customers or reductions of policies in force or reduction in policy coverages by existing customers, whether as a result of recent competition or otherwise (including as we begin converting business available pursuant to the renewal rights agreement we entered into with OneBeacon Insurance Company in December 2009 to our own policy forms and systems instead of through the current reinsurance arrangements with OneBeacon); (v) increases in costs, particularly those occurring after the time our products are priced, including construction, automobile repair, and medical and rehabilitation costs, and as a result of “cost shifting” from medical providers or health insurers or other payors (such as Medicare or Medicaid) to casualty and liability insurers (whether as a result of an increasing number of injured parties without health insurance, coverage changes in health policies to make such coverage, in certain circumstances, secondary to other policies, the recent adoption of national healthcare legislation, or implementation of the Medicare Secondary Payer Act which will require reporting and impose other requirements with respect to medical and related claims paid with respect to Medicare eligible individuals). As it relates to construction, there are often temporary increases in the cost of building supplies and construction labor after a significant event (the so called “demand surge” that causes the cost of labor, construction materials and other items to increase in a geographic area affected by a catastrophe); (vi) restrictions on insurance underwriting and rates, including as a result of proposals by the Governor of Michigan and certain legislators with respect to automobile insurance; (vii) adverse state and federal legislation or regulation, including mandated decreases in rates, the inability to obtain further rate increases, limitations on premium levels, increases in minimum capital and reserve requirements, coverage and benefit mandates, limitations on the ability to manage care and utilization, requirements to write certain classes of business or in certain geographies, increased assessments or higher premium or other taxes, enhanced ability to pierce “no fault” thresholds or recover non-economic damages (such as “pain and suffering”), limitations on the use of credit-based insurance scoring, such as proposals to ban the use of credit-based insurance scores with respect to personal lines in Florida and other states or as proposed by Congress from time to time, restrictions on the use of certain compensation arrangements with agents and brokers, as well as continued compliance with state and federal regulations; (viii) adverse changes in the ratings obtained from independent rating agencies, such as Moody’s, Standard and Poor’s, Fitch and A.M. Best, whether due to investment impairments, additional capital requirements, our underwriting performance or other factors, including future rating agency requirements that may result from the current global economic crisis, the Dodd-Frank Wall Street Reform and Consumer Protection Act or otherwise; (ix) industry-wide change resulting from proposed regulations, investigations and inquiries relating to compensation arrangements with insurance brokers and agents; (x) disruptions caused by the introduction of new Personal and Commercial Lines products and related technology changes, new Personal and Commercial Lines operating models including the impact of our acquisitions of Professionals Direct, Inc., Verlan Holdings, Inc., AIX Holdings, Inc., and Campania Holding Company, Inc., and the renewal rights agreement we entered into with OneBeacon Insurance Company, or other recent and future acquisitions, including potential reserve deficiencies, distribution channel conflicts or disruptions in personnel or operating models; (xi) changes in our exposure as a result of the introduction of new Commercial Lines products, particularly those with longer “tails” such as the new Human Services non-profit directors and officers and employment practices liability policies, the introduction of private company directors and officers coverage or the architects and engineers business written in conjunction with the acquisition of Benchmark Professional Insurance Services, Inc.; (xii) the impact on our Company as a result of the federal government’s recent adoption of (a) national healthcare legislation, including the potential impact on certain of our insurance product coverages, lines of business and discontinued operations, and the potential impact on certain employee compensation; and (b) financial services reform legislation (the Dodd-Frank Wall Street Reform and Consumer Protection Act).

In July 2010, in response to the recent global financial crisis, The Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law. This legislation provides for enhanced regulation of the financial services industry through initiatives including, but not limited to, the creation of a Federal Insurance Office and several federal oversight agencies, the requiring of more transparency, accountability and focus in protecting investors and businesses, input of shareholders regarding executive compensation, and enhanced empowerment of regulators to pursue those who engage in financial fraud and unethical business practices. We do not yet know what the impact of this legislation and related regulations will be on our business operations or the insurance industry in general.

Additionally, our profitability could be affected by adverse catastrophe experience (including terrorism), severe weather or other unanticipated significant losses. Further, certain new catastrophe models assume an increased frequency and severity of certain weather events, and financial strength rating agencies are placing increased emphasis on capital and reinsurance adequacy for insurers with certain geographic concentrations of risk, particularly in coastal areas. We have significant concentration of exposures in certain areas, including portions of the Northeast and Southeast and derive a material amount of revenues from operations in the Midwest. There are also concerns that the higher level of weather-related catastrophes and other losses incurred by the industry in recent years (including the elevated level of non-catastrophe weather-related losses experienced by the industry over the past two years) is indicative of changing weather patterns, whether as a result of changing climate (“global warming”) or otherwise, which could cause such events to persist. This would lead to higher overall losses which we may not be able to recoup, particularly in the current economic and competitive environment. It would also likely increase the risks of writing property insurance in coastal areas, particularly in jurisdictions which restrict pricing and underwriting flexibility.

Underwriting results and segment income could be adversely affected by further changes in our net loss and LAE estimates related to significant events or emerging risks such as “Chinese drywall” claims. Chinese drywall claims consist of individual and class action litigation related to the installation of drywall manufactured in China which allegedly emits a foul odor and gases which allegedly cause respiratory, sleep and other health problems and cause corrosion of metal substances. Although it is too soon to assess the merits of such claims or our potential liability for indemnity and defense costs, such claims involve or may involve drywall distributors and installers, contractors, homeowners and others.

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

Additionally, future operating results as compared to prior years and forward-looking information regarding Personal Lines and Commercial Lines segment information on written and earned premiums, policies in force, underwriting results and segment income may also be adversely affected by competitive and regulatory pressures affecting rates. In addition, underwriting results and segment income could be adversely affected by changes in frequency and loss trends. Results in Personal Lines business may also be adversely affected by pricing decreases, market disruptions (including any caused by the current economic environment, particularly in Michigan) and legislative proposals (including (i) proposals in Michigan to reduce rates and subject rates to prior regulatory approval, expand coverage, limit territorial ratings, require insurers to issue “low-cost” policies or increase penalties for delays in claim payments; (ii) the significant expansion of circumstances in which parties can recover non-economic damages for bodily injury claims in automobile accidents in Michigan as a result of the recent decision by the Michigan Supreme Court to overturn the so-called Kreiner decision; and (iii) the potential legislative and executive branch intervention related to regulations issued by the Massachusetts Commissioner of Insurance to reform the Massachusetts personal automobile market, including proposed regulations issued by the Massachusetts Attorney General, which could significantly change the “managed competition” environment and result in market disruption, particularly with respect to companies that distribute through independent agents). Additionally, the introduction of “managed competition” in Massachusetts has resulted in overall rate level reductions and an increase in regulatory scrutiny by the Massachusetts Attorney General, and we face additional uncertainty regarding our ability to attract and retain customers in this market as new and larger carriers enter and increase their market share in Massachusetts as a result of “managed competition”.

Also, our Personal Lines business production and earnings may be unfavorably affected by the continued growth of our multivariate auto product as a proportion of our total personal automobile premium, and our focus on total account business (i.e., policyholders who have both automobile and homeowner insurance with us), if we experience adverse selection because of pricing, operational difficulties or implementation impediments with independent agents, or if we fail to grow or sustain growth in new markets after the introduction of new products or the appointment of new agents. In addition, there are increased underwriting risks associated with premium growth and the introduction of new products or programs in both our Personal and Commercial Lines businesses, as well as the appointment of new agencies and the expansion into new geographical areas, and we have experienced increased loss ratios with respect to our new personal automobile business, which is written through our Connections Auto product, particularly in certain states where we have less experience and data.

Similarly, the introduction of new Commercial Lines products, including through our acquired subsidiaries and the development of new niche and specialty lines, presents new risks. Certain new specialty products may present longer “tail” risks and increased volatility in profitability. Our expansion into new western states, including California, presents additional underwriting risks since the regulatory, geographic, natural risk, legal environment, demographic, business, economic and other characteristics of these states present challenges different from those in the states in which we currently do business.

Additionally, during the past few years we have made, and our current plans are to continue to make, significant investments in our Personal Lines and Commercial Lines businesses to, among other things, strengthen our product offerings and service capabilities, improve technology and our operating models, build expertise in our personnel, and expand our distribution capabilities, with the ultimate goal of achieving significant and sustained profitable growth and obtaining favorable returns on these investments. In order for these investment strategies to be profitable, we must achieve profitable premium growth and successfully implement our operating models so that our expenses do not increase proportionately with growth. The ability to grow profitably throughout the property and casualty business “cycle” is crucial to our current strategy. There can be no assurance that we will be successful in profitably growing our business, or that we will not be required to alter our current strategy due to changes in our markets or an inability to successfully maintain acceptable margins on new business or for other reasons, in which case written and earned premium, segment income and net book value could be adversely affected.

Significant increases in recent years and expected further increases in the number of participants or insureds in state-sponsored reinsurance pools, FAIR Plans or other residual market and reinsurance mechanisms, particularly in the states of Michigan (where for example, the Michigan Catastrophic Claims Association, a mechanism which facilitates Michigan’s unique unlimited personal injury protection medical coverage, operates with an increasingly large deficit), Massachusetts, Louisiana and Florida, combined with regulatory restrictions on the ability to adequately price, underwrite, or non-renew business, could expose us to significant exposures and assessment risks. We are subject to mandatory assessments by state guaranty funds; an increase in these assessments could adversely affect our results of operations and financial condition.

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

Other market fluctuations and general economic, market and political conditions also may negatively affect our business and profitability. These conditions include (i) the difficulties of estimating the impact of uncertain trends in the U.S. and global financial markets on the value of our investment portfolio and related impact on our other comprehensive income, shareholders’ equity, and future investment income, including the amount of realized losses and impairments which will be recognized in future financial reports and our ability and intent to hold such investments until recovery; (ii) the impact on our capital and liquidity of the uncertain trends in the U.S. and global economies, including as a result of defaults in our fixed income investment portfolio and the market decline in the value of non-government backed investments; (iii) changes in interest rates causing a reduction of investment income or in the market value of interest rate-sensitive investments; (iv) higher service, administrative or general expense due to the need for additional advertising, marketing, administrative or management information systems expenditures; (v) the inability to attract, or the loss or retirement of, key executives or other key employees, and increased costs associated with the replacement of key executives or employees; (vi) changes in our liquidity due to changes in asset and liability matching, including the effect of defaults of debt securities; (vii) failure of a reinsurer of our policies to pay its liabilities under reinsurance or coinsurance contracts or adverse effects on the cost and availability of reinsurance (including as a result of any such insurer’s losses in its investment portfolio as a result of the current economic conditions or the result of significant catastrophes such as the September 11, 2001 terrorist attacks or Hurricane Katrina); (viii) changes in the mix of assets comprising our investment portfolios and changes in general market conditions that may cause the market value of our investment portfolio to fluctuate, including the expansion of current concerns regarding sub-prime mortgages and prime mortgages as well as residential and commercial mortgage-backed or other debt securities and concerns relative to the ratings and capitalization of municipal bond and mortgage guarantees or developments that negatively impact our investment in real estate, such as increased development costs, construction delays and tenant defaults; (ix) losses resulting from our participation in certain reinsurance pools, including pools in which we no longer participate but may have unquantified potential liabilities relating to asbestos, environmental and other latent exposure matters, or from fronting arrangements where the reinsurer does not meet all of its reinsurance obligations; (x) defaults or impairments of debt securities held by us; (xi) higher employee benefit costs due to the prior year declines in the market values of defined benefit retirement plan assets resulting from the economic crisis in 2009 and prior, interest rate fluctuations, regulatory requirements or judicial interpretations of benefits (including with respect to our Cash Balance Plan which is the subject of the Durand litigation), or as a result of the recent enactment of national healthcare legislation. Additional deterioration in market conditions or adverse decision or settlement in the Durand litigation could result in a need to provide for more funding into the qualified plan to maintain levels that meet regulatory minimums; (xii) the effects of our restructuring actions, including any resulting from our review of operational matters related to our business, including a review of our markets, products, organization, financial capabilities, agency management, regulatory environment, ancillary businesses and service processes; (xiii) errors or omissions in connection with the administration of any of our products; (xiv) breaches of our information technology security systems or other operational disruptions or breaches which result in the loss or compromise of confidential financial, personal, medical or other information about our policyholders, claimants, agents or others with whom we do business; (xv) interruptions in our ability to conduct business as a result of terrorist actions, catastrophes or other significant events affecting infrastructure, and delays in recovery of our operating capabilities; and (xvi) U.S. inflationary pressures, particularly with respect to medical and health care, automobile repair and construction costs, all of which are significant components of our indemnity liabilities under policies we issue to our customers, and which could also impact the adequacy of reserves we have set aside for prior accident years.

Uncertain trends in the global financial markets may adversely affect our investment portfolio, shareholders’ equity and overall performance. Global financial markets, in 2009 and prior, experienced unprecedented and challenging conditions, including a tightening in the availability of credit and the failure of several large financial institutions. As a result, certain government bodies and central banks worldwide, including the U.S. Treasury Department and the U.S. Federal Reserve, undertook unprecedented intervention programs, the effects of which remain uncertain. Recently, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act. This legislation is far-reaching and expands regulation throughout the financial services sector, including insurance companies. Among the new provisions is the creation of a Federal Insurance Office which has been established to gather information about the industry while monitoring all consumers’ access to affordable insurance products and monitoring the industry for systemic risk. This regulation also includes, but is not limited to, the creation of The Consumer Financial Protection Bureau and the Financial Stability Oversight Council, processes intended to eliminate taxpayer bailouts, increased transparency around complex instruments, shareholders’ input regarding executive compensation, and seeks to strengthen regulatory oversight by empowering regulators to protect American families and businesses from fraudulent and unethical business practices. We are unable to predict at this time the impact that the creation of the Federal Insurance Office or the entire Dodd-Frank Wall Street Reform and Consumer Protection Act will have on our business, including any impact on the results of operations or financial position. The U.S. economy has experienced and may continue to experience significant declines in employment, household wealth, and lending. If conditions further deteriorate, our business could be further affected in different ways. Turbulence in the U.S. economy and contraction in the credit markets could further adversely affect our profitability, demand for our products or our ability to raise rates, and could also result in further declines in market value and future impairments of our investment assets. There can be no assurances that conditions in the global financial markets will not worsen and/or further adversely affect our investment portfolio and overall performance. Recessionary economic periods and higher unemployment are historically accompanied by higher claims activity, particularly in the personal and workers’ compensation lines of business and higher defaults in contractors’ bonds (which often lag behind the general economy), which we wrote and continue to write through our surety bond business.

We experienced in 2008 and 2009, and may again experience unrealized losses on our investments, especially during a period of heightened volatility, which could have a material adverse effect on our results of operations or financial condition.

Our investment portfolio and shareholders’ equity can be and has been significantly impacted by the changes in the market values of our securities. Currently, and principally as a result of the current interest rate and credit environment, we have significant unrealized investment gains which have favorably affected our current book value. Changes in those markets could result in unrealized and realized losses in future periods, and adversely affect the liquidity of our investments, which could have a material adverse impact on our results of operations and our financial position. If, following such declines, we are unable to hold our investment assets until they recover in value, we would incur other-than-temporary impairments which would be recognized as realized losses in our results of operations and reduce net income and earnings per share. Temporary declines in market value are recorded as unrealized losses, which do not affect net income and earnings per share, but reduce other comprehensive income, which is reflected on our Consolidated Balance Sheets. We cannot provide assurance that the other-than-temporary impairments we have recognized will, in fact, be adequate to cover future losses or that we will not have additional impairments and/or unrealized investment losses in the future. In addition, our current borrowings from the FHLBB, as well as committed additional borrowings of $46.3 million to partially finance construction of a building to be leased to a third-party, are secured by collateral. If the fair value of the pledged collateral falls below specified levels, we would be required to pledge additional collateral or repay any outstanding FHLBB borrowings. We also assume investment risks if the cost of construction of the above-referenced building exceed our estimate or generate other liabilities or if the investment grade third-party tenant defaults on its lease obligations.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Board of Directors has authorized a stock repurchase program which provides for aggregate repurchases of up to $400 million. Under the repurchase authorizations, we may repurchase our common stock from time to time, in amounts and prices and at such times as deemed appropriate, subject to market conditions and other considerations. Our repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. Total repurchases under this program as of June 30, 2010 were 7.9 million shares at a cost of approximately $339 million. These repurchases include two accelerated share repurchase agreements with Barclays Bank PLC, acting through its agent, Barclays Capital, Inc., for repurchases of 2.3 million shares of our common stock at an initial cost of approximately $100.9 million on March 30, 2010 and repurchases of 2.4 million shares at an initial cost of approximately $100.6 million on December 8, 2009. The accelerated stock repurchase program initiated in December 2009 was settled on June 23, 2010. An additional $4.6 million was provided to Barclays Bank PLC as a result of this final settlement. The cost of shares purchased through the March 30, 2010 accelerated share repurchase agreement is subject to adjustment. Shares purchased in the second quarter of 2010 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
April 1 – 30, 2010 (1)	431	$43.60	—	$65,700,000
May 1 – 31, 2010 (1)	618	44.53	—	65,700,000
June 1 – 30, 2010 (1), (2)	150	43.40	—	61,100,000

Total	1,199	$44.06	—	$61,100,000

(1)	Shares were withheld to satisfy tax withholding amount due from employee upon their receipt of previously restricted shares.
(2)

Change in approximate dollar value of shares that may yet be purchased under the plans or programs decreased by $4.6 million due to the final settlement on June 23, 2010 associated with the December 8, 2009 accelerated share repurchase program.

ITEM 6 – EXHIBITS

EX – 10.1	Description of 2010 – 2011 Non-Employee Director Compensation

EX – 31.1	Certification of the Chief Executive Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX – 31.2	Certification of the Chief Financial Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX – 32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

EX – 32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

EX – 101

The following materials from The Hanover Insurance Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Income for the quarter and six months ended June 30, 2010 and 2009; (ii) Consolidated Balance Sheets at June 30, 2010 and December 31, 2009; (iii) Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2010 and 2009; (iv) Consolidated Statements of Comprehensive Income for the quarter and six months ended June 30, 2010 and 2009; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009, and (vi) related notes to these financial statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hanover Insurance Group, Inc Registrant

August 5, 2010	/s/ Frederick H. Eppinger, Jr.
Date	Frederick H. Eppinger, Jr.
President, Chief Executive Officer and Director

August 5, 2010	/s/ Steven J. Bensinger
Date	Steven J. Bensinger
Executive Vice President and Chief Financial Officer