Form 10-Q
period 2011-03-31
HANOVER INSURANCE GROUP, INC.
filed 2011-05-09
CIK 944695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares outstanding of the registrant’s common stock was 45,439,472 as of May 2, 2011.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
(In millions, except per share data)	2011	2010

REVENUES
Premiums	$761.7	$666.5
Net investment income	60.4	61.1
Net realized investment gains (losses):
Net realized gains from sales and other	4.7	13.6
Net other–than–temporary impairment losses recognized in income	(1.4)	(2.7)

Total net realized investment gains	3.3	10.9

Fees and other income	8.4	8.1

Total revenues	833.8	746.6

LOSSES AND EXPENSES
Losses and loss adjustment expenses	511.0	431.6
Policy acquisition expenses	180.8	154.4
Loss from retirement of debt	2.5	—
Interest expense	10.4	9.3
Other operating expenses	91.6	92.0

Total losses and expenses	796.3	687.3

Income before federal income taxes	37.5	59.3

Federal income tax expense (benefit):
Current	4.1	(28.3)
Deferred	5.5	45.4

Total federal income tax expense	9.6	17.1

Income from continuing operations	27.9	42.2
Gain (loss) from discontinued operations (net of income tax benefit (expense) of $0.3 and $(0.1))	1.4	(0.4)

Net income	$29.3	$41.8

PER SHARE DATA
Basic
Income from continuing operations	$0.62	$0.89
Gain (loss) from discontinued operations	0.03	(0.01)

Net income per share	$0.65	$0.88

Weighted average shares outstanding	45.3	47.5

Diluted
Income from continuing operations	$0.61	$0.88
Gain (loss) from discontinued operations	0.03	(0.01)

Net income per share	$0.64	$0.87

Weighted average shares outstanding	46.0	48.2

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except per share data)	March 31, 2011	December 31, 2010
ASSETS
Investments:
Fixed maturities, at fair value (amortized cost of $4,632.1 and $4,598.8)	$4,826.6	$4,797.9
Equity securities, at fair value (cost of $132.9 and $120.7)	147.3	128.6
Other investments	40.7	39.4

Total investments	5,014.6	4,965.9

Cash and cash equivalents	218.8	290.4
Accrued investment income	53.3	53.8
Premiums and accounts receivable, net	752.5	772.0
Reinsurance recoverable on paid and unpaid losses	1,268.8	1,254.2
Deferred policy acquisition costs	339.9	345.3
Deferred federal income taxes	174.7	177.4
Goodwill	178.8	179.2
Other assets	383.2	398.1
Assets of discontinued operations	130.3	133.6

Total assets	$8,514.9	$8,569.9

LIABILITIES
Loss and loss adjustment expense reserves	$3,315.4	$3,277.7
Unearned premiums	1,510.5	1,520.3
Expenses and taxes payable	479.6	541.7
Reinsurance premiums payable	30.3	34.4
Debt	561.0	605.9
Liabilities of discontinued operations	129.4	129.4

Total liabilities	6,026.2	6,109.4

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 20.0 million shares authorized, none issued	—	—
Common stock, $0.01 par value, 300.0 million shares authorized, 60.5 million shares issued	0.6	0.6
Additional paid-in capital	1,780.0	1,796.5
Accumulated other comprehensive income	145.0	136.7
Retained earnings	1,267.4	1,246.8
Treasury stock, at cost (15.3 and 15.6 million shares)	(704.3)	(720.1)

Total shareholders’ equity	2,488.7	2,460.5

Total liabilities and shareholders’ equity	$8,514.9	$8,569.9

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended March 31,
(In millions)	2011	2010

PREFERRED STOCK
Balance at beginning and end of period	$—	$—

COMMON STOCK
Balance at beginning and end of period	0.6	0.6

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	1,796.5	1,808.5
Employee and director stock-based awards and other	(16.5)	(9.4)

Balance at end of period	1,780.0	1,799.1

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
NET UNREALIZED APPRECIATION ON INVESTMENTS:
Balance at beginning of period	218.3	107.7
Net appreciation during the period:
Net appreciation on available-for-sale securities	3.5	57.7
Benefit (provision) for deferred federal income taxes	3.1	(20.3)

	6.6	37.4

Balance at end of period	224.9	145.1

DEFINED BENEFIT PENSION AND POSTRETIREMENT PLANS:
Balance at beginning of period	(81.6)	(78.9)
Amount recognized as net periodic benefit cost during the period	2.6	2.5
Provision for deferred federal income taxes	(0.9)	(0.9)

	1.7	1.6

Balance at end of period	(79.9)	(77.3)

Total accumulated other comprehensive income	145.0	67.8

RETAINED EARNINGS
Balance at beginning of period	1,246.8	1,141.1
Net income	29.3	41.8
Dividends to shareholders	(12.5)	(12.3)
Treasury stock issued for less than cost	(5.6)	(3.0)
Recognition of share-based compensation	9.4	6.2

Balance at end of period	1,267.4	1,173.8

TREASURY STOCK
Balance at beginning of period	(720.1)	(620.4)
Shares purchased at cost	—	(126.0)
Net shares reissued at cost under employee stock-based compensation plans	15.8	7.3

Balance at end of period	(704.3)	(739.1)

Total shareholders’ equity	$2,488.7	$2,302.2

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(In millions)	2011	2010

Net income	$29.3	$41.8

Other comprehensive income:
Available-for-sale securities:
Net appreciation during the period	0.2	55.1
Portion of other-than-temporary impairment losses transferred from other comprehensive income	3.3	2.6
Benefit (provision) for deferred federal income taxes	3.1	(20.3)

Total available-for-sale securities	6.6	37.4

Pension and postretirement benefits:
Amortization recognized as net periodic benefit costs:
Net actuarial loss	3.9	4.3
Prior service cost	(1.3)	(1.4)
Transition asset	—	(0.4)

Total amortization recognized as net periodic benefit costs	2.6	2.5
Provision for deferred federal income taxes	(0.9)	(0.9)

Total pension and postretirement benefits	1.7	1.6

Other comprehensive income	8.3	39.0

Comprehensive income	$37.6	$80.8

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(In millions)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$29.3	$41.8
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss from retirement of debt	2.5	—
Net realized investment gains	(2.9)	(10.2)
Net amortization and depreciation	4.2	4.1
Stock-based compensation expense	3.6	2.8
Amortization of deferred benefit plan costs	2.6	2.5
Deferred federal income taxes	5.6	45.4
Change in deferred acquisition costs	5.4	(19.4)
Change in premiums receivable, net of reinsurance premiums payable	15.5	(68.6)
Change in loss, loss adjustment expense and unearned premium reserves	25.8	43.6
Change in reinsurance recoverable	(14.4)	28.7
Change in expenses and taxes payable	(64.5)	(177.1)
Other, net	11.5	(13.6)

Net cash provided by (used in) operating activities	24.2	(120.0)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposals and maturities of fixed maturities	283.1	232.3
Proceeds from disposals of equity securities and other investments	0.7	28.8
Purchases of fixed maturities	(304.5)	(256.4)
Purchases of equity securities and other investments	(14.7)	(0.7)
Net cash used for business acquisitions	—	(6.5)
Capital expenditures	(2.1)	(2.2)

Net cash used in investing activities	(37.5)	(4.7)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of employee stock options	3.9	0.8
Proceeds from debt borrowings	3.0	198.0
Change in collateral related to securities lending program	(3.8)	(42.8)
Dividends paid to shareholders	(12.5)	(12.3)
Repurchase of debt	(50.5)	—
Repurchases of common stock	—	(126.0)
Other financing activities	(0.6)	(0.1)

Net cash (used in) provided by financing activities	(60.5)	17.6

Net change in cash and cash equivalents	(73.8)	(107.1)
Net change in cash related to discontinued operations	2.2	(0.2)
Cash and cash equivalents, beginning of period	290.4	316.5

Cash and cash equivalents, end of period	$218.8	$209.2

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements of The Hanover Insurance Group, Inc. and subsidiaries (“THG” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the requirements of Form 10-Q. Certain financial information that is provided in annual financial statements, but is not required in interim reports, has been omitted.

The interim consolidated financial statements of THG include the accounts of The Hanover Insurance Company (“Hanover Insurance”), and Citizens Insurance Company of America (“Citizens”), THG’s principal property and casualty companies; and certain other insurance and non-insurance subsidiaries. These legal entities conduct their operations through several business segments discussed in Note 10 – Segment Information. Additionally, the interim consolidated financial statements include the Company’s discontinued operations, consisting of the Company’s former life insurance businesses and its accident and health business. All significant intercompany accounts and transactions have been eliminated.

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

In the opinion of the Company’s management, the accompanying interim consolidated financial statements reflect all adjustments, consisting of normal recurring items, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2011.

2. New Accounting Pronouncements

Recently Implemented Standards

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Update No. 2010-29 (Topic 805) Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force). This update provides clarity on the presentation of comparable proforma financial statements for business combinations. Revenues and earnings of the combined entity should be disclosed as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Additionally, this update requires the disclosure to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported proforma revenue and earnings. The disclosure guidance provided in this ASC update is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company has implemented this guidance as of January 1, 2011. Implementing this guidance did not have an effect on the Company’s financial position or results of operations upon adoption; however, it will likely have an impact on the Company’s future business combinations, but the effect is dependent upon the specific acquisitions made in future periods.

In December 2010, the FASB issued ASC Update No. 2010-28 (Topic 350) When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force) (“ASC Update No. 2010-28”). This update modifies Step 1 of the goodwill impairment test for companies with zero or negative carrying amounts to require Step 2 of the goodwill impairment test to be performed if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. This ASC update is effective for annual and interim periods beginning after December 15, 2010. The Company has implemented this guidance as of January 1, 2011. The effect of implementing this guidance was not material to the Company’s financial position or results of operations.

In July 2010, the FASB issued ASC Update No. 2010-20 (Topic 310) Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASC update is applicable for financing receivables recognized on a company’s balance sheet that have a contractual right to receive payment either on demand or on fixed or determinable dates. This update enhances the disclosure requirements about the credit quality of financing receivables and the allowance for credit losses, at disaggregated levels. The disclosure guidance provided in the update relating to those required as of the end of the reporting period was effective for interim and annual reporting periods ending on or after December 15, 2010. The effect of implementing the guidance was not significant to the Company’s financial statement disclosures. The disclosure guidance related to activity that occurs during the reporting period is effective for interim and annual reporting periods beginning on or after December 15, 2010. The implementation of the disclosure guidance related to activity was not significant to the Company’s financial statement disclosures.

Recently Issued Standards

In October 2010, the FASB issued ASC Update 2010-26 (Topic 944) Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (a consensus of the FASB Emerging Issues Task Force). This update provides clarity in defining which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral, commonly known as deferred acquisition costs. Additionally, this update specifies that only costs associated with the successful acquisition of a policy or contract may be deferred, whereas current industry practice often includes costs relating to unsuccessful contract acquisitions. This ASC Update is effective for fiscal years beginning after December 15, 2011. The Company is currently assessing the impact of this guidance to its financial position and results of operations, and expects that amounts capitalized under the updated guidance will be less than under the Company’s current accounting practice.

3. Acquisitions

On March 31, 2010, the Company acquired Campania Holding Company, Inc. (“Campania”) for a cash purchase price of approximately $24 million, subject to various terms and conditions. Campania specializes in insurance solutions for portions of the healthcare industry.

On December 3, 2009, the Company entered into a renewal rights agreement with OneBeacon Insurance Group, LTD. (“OneBeacon”). Through this agreement, the Company acquired access to a portion of OneBeacon’s small and middle market commercial business at renewal, including industry programs and middle market niches. This transaction included consideration of $23 million, plus additional contingent consideration which totaled $11 million, primarily representing purchased renewal rights intangible assets which are included as Other Assets in the Consolidated Balance Sheets. The agreement was effective for renewals beginning January 1, 2010.

See Note 14 – “Subsequent Events” for a discussion of the Company’s offer to acquire all the shares of Chaucer Holdings PLC (“Chaucer”).

4. Debt

Debt consists of the following:

(In millions)	March 31, 2011	December 31, 2010
Senior debentures (unsecured) maturing March 1, 2020	$199.3	$199.3
Senior debentures (unsecured) maturing October 16, 2025	121.4	121.4
Junior debentures	81.2	129.2
FHLBB borrowings	137.5	134.5
Capital securities	17.6	17.5
Surplus notes	4.0	4.0

Total	$561.0	$605.9

In December 2010, the Company repurchased $36.5 million of Series B 8.207% Subordinated Deferrable Interest Debentures (“Junior Debentures”) at a cost of $38.5 million, resulting in a $2.0 million loss on the repurchase. On February 15, 2011, the Company repurchased an additional $48.0 million of Junior Debentures at a cost of $50.5 million, resulting in a loss of $2.5 million on the repurchase.

The Company borrowed $125.0 million in 2009 from Federal Home Loan Bank of Boston (“FHLBB”). In July 2010, the Company committed to borrow an additional $46.3 million from FHLBB to finance the development of the City Square Project. These borrowings will be drawn in several increments from July 2010 to January 2012. These additional amounts mature on July 20, 2020 and carry fixed interest rates with a weighted average of 3.88%. Through March 31, 2011, the Company has borrowed $12.5 million under this arrangement. All interest associated with the $46.3 million will be capitalized through the construction phase of the City Square Project.

As collateral to FHLBB, Hanover Insurance pledged government agency securities with a fair value of $164.5 million and $162.7 million, for the aggregate borrowings of $137.5 million and $134.5 million as of March 31, 2011 and December 31, 2010, respectively. The fair value of the collateral pledged must be maintained at certain specified levels of the borrowed amount, which can vary depending on the type of assets pledged. The Company is in compliance with the covenants associated with these borrowings. If the fair value of this collateral declines below these specified levels, Hanover Insurance would be required to pledge additional collateral or repay outstanding borrowings. Hanover Insurance is permitted to voluntarily repay the outstanding borrowings at any time, subject to a repayment fee. As a requirement of membership in the FHLBB, Hanover Insurance acquired $2.5 million of FHLBB stock, and as a condition to participating in the FHLBB’s collateralized borrowing program, it was required to purchase additional shares of FHLBB stock in an amount equal to 4.5% of its outstanding borrowings. Total purchases of FHLBB stock were $8.7 million and $6.1 million at March 31, 2011 and December 31, 2010, respectively.

In April 2011, the Company entered into a bridge credit agreement for borrowings in an aggregate principal amount of up to $180 million. See Note 14 – “Subsequent Events” for additional information.

5. Federal Income Taxes

Federal income tax expense for the three months ended March 31, 2011 and 2010 has been computed using estimated effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect current estimates of the annual effective tax rates.

The Company and its subsidiaries file a consolidated income tax return in the U.S. federal jurisdiction. They are no longer subject to U.S. federal income tax examinations for years prior to 2005. Certain issues remain open for the 2005 and 2006 tax years and the Company remains under audit for 2007 and 2008. In addition, the Company and its subsidiaries file income tax returns in various state jurisdictions and are generally subject to state income tax examinations for years prior to 2002.

6. Pension and Other Postretirement Benefit Plans

The components of net periodic pension cost for defined benefit pension and other postretirement benefit plans included in the Company’s results of operations are as follows:

	Three Months Ended March 31,
(In millions)	2011	2010	2011	2010
	Pension Benefits		Postretirement Benefits
Service cost – benefits earned during the period	$—	$—	$—	$—
Interest cost	7.9	8.2	0.6	0.7
Expected return on plan assets	(8.5)	(8.8)	—	—
Recognized net actuarial loss	3.8	4.2	0.1	0.1
Amortization of transition asset	—	(0.4)	—	—
Amortization of prior service cost	—	—	(1.3)	(1.4)

Net periodic cost (benefit)	$3.2	$3.2	$(0.6)	$(0.6)

7. Investments

A. Fixed maturities and equity securities

The amortized cost and fair value of available-for-sale fixed maturities and equity securities were as follows:

	March 31, 2011
(In millions)	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI Unrealized Losses
Fixed maturities:
U.S. Treasury and government agencies	$266.0	$3.8	$3.9	$265.9	$—
Municipal	948.0	22.1	16.1	954.0	—
Corporate	2,348.3	168.3	27.6	2,489.0	17.8
Residential mortgage-backed	671.7	38.4	9.8	700.3	6.7
Commercial mortgage-backed	345.8	16.3	0.5	361.6	—
Asset-backed	52.3	3.5	—	55.8	—

Total fixed maturities	$4,632.1	$252.4	$57.9	$4,826.6	$24.5

Equity securities	$132.9	$15.5	$1.1	$147.3	$—

	December 31, 2010
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI Unrealized Losses
Fixed maturities:
U.S. Treasury and government agencies	$259.4	$5.0	$3.2	$261.2	$—
Municipal	952.7	21.3	19.3	954.7	—
Corporate	2,276.0	174.6	30.2	2,420.4	19.5
Residential mortgage-backed	704.2	41.8	11.9	734.1	8.3
Commercial mortgage-backed	349.3	18.3	1.0	366.6	—
Asset-backed	57.2	3.7	—	60.9	—

Total fixed maturities	$4,598.8	$264.7	$65.6	$4,797.9	$27.8

Equity securities	$120.7	$9.8	$1.9	$128.6	$—

Other-than-temporary impairments (“OTTI”) unrealized losses in the tables above represent OTTI recognized in accumulated other comprehensive income. This amount excludes net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date of $35.0 million and $36.1 million as of March 31, 2011 and December 31, 2010, respectively.

The amortized cost and fair value by maturity periods for fixed maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or the Company may have the right to put or sell the obligations back to the issuers.

(In millions)	March 31, 2011
	Amortized Cost	Fair Value
Due in one year or less	$164.7	$167.5
Due after one year through five years	1,196.0	1,269.5
Due after five years through ten years	1,502.5	1,572.3
Due after ten years	699.1	699.6

	3,562.3	3,708.9
Mortgage-backed and asset-backed securities	1,069.8	1,117.7

Total fixed maturities	$4,632.1	$4,826.6

B. Securities in an unrealized loss position

The following tables provide information about the Company’s fixed maturities and equity securities that are in an unrealized loss position at March 31, 2011 and December 31, 2010.

	March 31, 2011
	12 months or less		Greater than 12 months		Total
(In millions)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

Fixed maturities:
Investment grade:
U.S. Treasury and government agencies	$3.5	$102.9	$0.4	$15.7	$3.9	$118.6
Municipal	8.2	264.4	7.9	82.6	16.1	347.0
Corporate	6.9	293.9	8.4	62.3	15.3	356.2
Residential mortgage-backed	2.5	67.0	7.3	24.5	9.8	91.5
Commercial mortgage-backed	0.1	17.8	0.4	4.6	0.5	22.4

Total investment grade	21.2	746.0	24.4	189.7	45.6	935.7
Below investment grade:
Corporate	1.1	44.7	11.2	86.6	12.3	131.3

Total fixed maturities	22.3	790.7	35.6	276.3	57.9	1,067.0

Equity securities	1.1	24.4	—	—	1.1	24.4

Total	$23.4	$815.1	$35.6	$276.3	$59.0	$1,091.4

	December 31, 2010
	12 months or less		Greater than 12 months		Total
(In millions)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Fixed maturities:
Investment grade:
U.S. Treasury and government agencies	$2.7	$84.9	$0.5	$16.4	$3.2	$101.3
Municipal	10.3	289.1	9.0	86.7	19.3	375.8
Corporate	6.7	256.1	10.5	66.8	17.2	322.9
Residential mortgage-backed	3.1	89.1	8.8	31.0	11.9	120.1
Commercial mortgage-backed	0.1	13.1	0.9	7.3	1.0	20.4

Total investment grade	22.9	732.3	29.7	208.2	52.6	940.5

Below investment grade:
Corporate	1.0	51.1	12.0	90.0	13.0	141.1

Total fixed maturities	23.9	783.4	41.7	298.2	65.6	1,081.6

Equity securities	1.9	45.8	—	—	1.9	45.8

Total	$25.8	$829.2	$41.7	$298.2	$67.5	$1,127.4

The Company employs a systematic methodology to evaluate declines in fair value below amortized cost for fixed maturity securities or cost for equity securities. In determining OTTI of fixed maturity and equity securities, the Company evaluates several factors and circumstances, including the issuer’s overall financial condition; the issuer’s credit and financial strength ratings; the issuer’s financial performance, including earnings trends, dividend payments and asset quality; any specific events which may influence the operations of the issuer; the general outlook for market conditions in the industry or geographic region in which the issuer operates; and the length of time and the degree to which the fair value of an issuer’s securities remains below the Company’s cost. With respect to fixed maturity investments, the Company considers any factors that might raise doubt about the issuer’s ability to pay all amounts due according to the contractual terms and whether the Company expects to recover the entire amortized cost basis of the security. With respect to equity securities, the Company considers its ability and intent to hold the investment for a period of time to allow for a recovery in value. The Company applies these factors to all securities.

C. Other-than-temporary impairments

For the three months ended March 31, 2011, total OTTI of fixed maturities were $1.2 million. Of this amount, $1.4 million was recognized in earnings, including $0.2 million that was transferred from unrealized losses in accumulated other comprehensive income.

For the three months ended March 31, 2010, total OTTI of fixed maturities and equity securities were $0.5 million. Of this amount, $2.7 million was recognized in earnings, including $2.2 million that was transferred from unrealized losses in accumulated other comprehensive income.

The methodology and significant inputs used to measure the amount of credit losses on fixed maturities in 2011 and 2010 were as follows:

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

The following table provides rollforwards of the cumulative amounts related to the Company’s credit loss portion of the OTTI losses on fixed maturity securities for which the non-credit portion of the loss is included in other comprehensive income.

	Three Months Ended March 31,
(In millions)	2011	2010
Credit losses, beginning of period	$17.7	$22.1
Credit losses for which an OTTI was not previously recognized	—	0.2
Additional credit losses on securities for which an OTTI was previously recognized	0.2	1.6
Reductions for securities sold or matured during the period	(0.6)	(0.6)

Credit losses, end of period	$17.3	$23.3

D. Proceeds from sales

Proceeds from sales of available-for-sale securities and the gross realized gains and losses on those sales were as follows:

	Three Months Ended March 31,
	2011			2010
(In millions)	Proceeds from Sales	Gross Gains	Gross Losses	Proceeds from Sales	Gross Gains	Gross Losses
Fixed maturities	$106.5	$4.2	$0.8	$95.2	$6.0	$—
Equity securities	—	—	—	25.1	6.2	—

8. Fair Value

The Company follows the guidance in ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), as it relates to the fair value of its financial assets and liabilities. ASC 820 provides for a standard definition of fair value to be used in new and existing pronouncements. This guidance requires disclosure of fair value information about certain financial instruments (insurance contracts, real estate, goodwill and taxes are excluded) for which it is practicable to estimate such values, whether or not these instruments are included in the balance sheet at fair value. The fair values presented for certain financial instruments are estimates which, in many cases, may differ significantly from the amounts that could be realized upon immediate liquidation.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments and have not changed since last year:

Cash and Cash Equivalents

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

•

Municipals - overall credit quality, including assessments of the level and variability of: sources of payment such as income, sales or property taxes, levies or user fees; credit support such as insurance; state or local economic and political base; natural resource availability; and susceptibility to natural or man-made catastrophic events such as hurricanes, earthquakes or acts of terrorism.

•

Residential mortgage-backed securities - estimates of prepayment speeds based upon: historical prepayment rate trends; underlying collateral interest rates; geographic concentration; vintage year; borrower credit quality characteristics; interest rate and yield curve forecasts; U.S. government support programs; tax policies; and delinquency/default trends; and, in the case of non-agency collateralized mortgage obligations, severity of loss upon default and length of time to recover proceeds following default.

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

•

Asset-backed securities - overall credit quality, including assessments of the underlying collateral type such as credit card receivables, auto loan receivables, equipment lease receivables and real property lease receivables; geographic diversification; vintage year; historical collateral performance including delinquency, default and casualty trends; economic conditions influencing use rates and resale values; and contract structural support features.

Generally, all prices provided by the pricing service, except actively traded securities with quoted market prices, are reported as Level 2.

The Company holds privately placed fixed maturity securities and certain other fixed maturity securities that do not have an active market and for which the pricing service cannot provide fair values. The Company determines fair values for these securities using either matrix pricing utilizing the market approach or broker quotes. The Company will use observable market data as inputs into the fair value applications, as discussed in the determination of Level 2 fair values, to the extent it is available, but is also required to use a certain amount of unobservable judgment due to the illiquid nature of the securities involved. Unobservable judgment reflected in the Company’s matrix model accounts for estimates of additional spread required by market participants for factors such as issue size, structural complexity, high bond coupon, long maturity term or other unique features. These matrix-priced securities are reported as Level 2 or Level 3, depending on the significance of the impact of unobservable judgment on the security’s value. Additionally, the Company may obtain non-binding broker quotes which are reported as Level 3.

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

Debt

The fair value of debt is estimated based on quoted market prices. If a quoted market price is not available, fair values are estimated using discounted cash flows that are based on current interest rates and yield curves for debt issuances with maturities and credit risks consistent with the debt being valued.

The estimated fair values of the financial instruments were as follows:

(In millions)	March 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and cash equivalents	$218.8	$218.8	$290.4	$290.4
Fixed maturities	4,826.6	4,826.6	4,797.9	4,797.9
Equity securities	147.3	147.3	128.6	128.6
Mortgage loans	5.3	5.6	5.5	5.8

Total financial assets	$5,198.0	$5,198.3	$5,222.4	$5,222.7

Financial Liabilities
Legal indemnities	$5.3	$5.3	$5.4	$5.4
Debt	561.0	567.3	605.9	603.9

Total financial liabilities	$566.3	$572.6	$611.3	$609.3

The Company performs a review of the fair value hierarchy classifications and of prices received from its third party pricing service on a quarterly basis. The Company reviews the pricing services’ policy describing its processes, practices and inputs, including various financial models used to value securities. Also, the Company reviews the portfolio pricing. Securities with changes in prices that exceed a defined threshold are verified to independent sources. If upon review, the Company is not satisfied with the validity of a given price, a pricing challenge would be submitted to the pricing service along with supporting documentation for its review. The Company does not adjust quotes or prices obtained from the pricing service unless the pricing service agrees with the Company’s challenge. During 2011 and 2010, the Company did not adjust any prices received from brokers or its pricing service.

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

The Company currently holds fixed maturity securities and equity securities for which fair value is determined on a recurring basis. The following tables provide, for each hierarchy level, the Company’s assets that were measured at fair value at March 31, 2011 and December 31, 2010. Equity securities exclude FHLBB common stock of $8.7 million at March 31, 2011 and $8.6 million at December 31, 2010, which is carried at cost.

	March 31, 2011
(In millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$265.9	$132.4	$133.5	$—
Municipal	954.0	—	938.1	15.9
Corporate	2,489.0	—	2,454.7	34.3
Residential mortgage-backed, U.S. agency backed	586.7	—	586.7	—
Residential mortgage-backed, non-agency	113.6	—	113.0	0.6
Commercial mortgage-backed	361.6	—	356.3	5.3
Asset-backed	55.8	—	42.4	13.4

Total fixed maturities	4,826.6	132.4	4,624.7	69.5
Equity securities	138.6	117.8	17.9	2.9

Total investment assets at fair value	$4,965.2	$250.2	$4,642.6	$72.4

	December 31, 2010
	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$261.2	$124.0	$137.2	$—
Municipal	954.7	—	938.1	16.6
Corporate	2,420.4	—	2,392.2	28.2
Residential mortgage-backed, U.S. agency backed	600.4	—	600.4	—
Residential mortgage-backed, non-agency	133.7	—	132.9	0.8
Commercial mortgage-backed	366.6	—	361.1	5.5
Asset-backed	60.9	—	47.4	13.5

Total fixed maturities	4,797.9	124.0	4,609.3	64.6
Equity securities	120.0	106.6	10.5	2.9

Total investment assets at fair value	$4,917.9	$230.6	$4,619.8	$67.5

The table below provides a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fixed Maturities
(In millions)	Municipal	Corporate	Residential mortgage- backed, non-agency	Commercial mortgage- backed	Asset- backed	Total	Equities	Total Assets
Three Months Ended March 31, 2011
Balance January 1, 2011	$16.6	$28.2	$0.8	$5.5	$13.5	$64.6	$2.9	$67.5
Transfers into Level 3	—	3.7	—	—	—	3.7	—	3.7
Total (losses) gains:
Included in earnings	—	—	—	—	—	—	(0.5)	(0.5)
Included in other comprehensive income	(0.4)	0.1	—	—	—	(0.3)	0.5	0.2
Purchases and sales:
Purchases	—	2.9	—	—	—	2.9	—	2.9
Sales	(0.3)	(0.6)	(0.2)	(0.2)	(0.1)	(1.4)	—	(1.4)

Balance March 31, 2011	$15.9	$34.3	$0.6	$5.3	$13.4	$69.5	$2.9	$72.4

Three Months Ended March 31, 2010
Balance January 1, 2010	$15.5	$28.9	$—	$6.2	$9.2	$59.8	$2.8	$62.6
Transfers into Level 3	—	6.6	—	—	6.9	13.5	—	13.5
Total gains (losses):
Included in earnings	—	0.1	—	—	—	0.1	(0.3)	(0.2)
Included in other comprehensive income	0.1	0.3	—	(0.1)	(0.2)	0.1	0.3	0.4
Purchases and sales:
Purchases	—	0.3	1.4	—	2.0	3.7	—	3.7
Sales	(0.4)	(0.4)	—	(0.2)	(0.3)	(1.3)	—	(1.3)

Balance March 31, 2010	$15.2	$35.8	$1.4	$5.9	$17.6	$75.9	$2.8	$78.7

During the three months ended March 31, 2011 and 2010, the Company transferred fixed maturities between Level 2 and Level 3 primarily as a result of assessing the significance of unobservable inputs on the fair value measurement. There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2011 or 2010.

The following table summarizes gains and losses due to changes in fair value that are recorded in net income for Level 3 assets.

	Three Months Ended March 31,
	2011			2010
(In millions)	Other-than- temporary impairments	Net realized investment gains	Total	Other-than- temporary impairments	Net realized investment gains	Total
Level 3 Assets:
Fixed maturities:
Corporate	$—	$—	$—	$—	$0.1	$0.1
Equity securities	(0.5)	—	(0.5)	(0.3)	—	(0.3)

Total assets	$(0.5)	$—	$(0.5)	$(0.3)	$0.1	$(0.2)

There were no Level 3 liabilities held by the Company for the three months ended March 31, 2011 and 2010.

9. Other Comprehensive Income

The following table provides a reconciliation of gross unrealized investment gains to the net balance shown in the Consolidated Statements of Comprehensive Income:

	Three Months Ended March 31,
(In millions)	2011	2010
Unrealized appreciation on available-for-sale securities:
Unrealized gains arising during period, net of income tax benefit (expense) of $5.2 and $(20.7)	$11.6	$46.1
Less: reclassification adjustment for gains included in net income, net of income tax benefit (expense) of $2.1 and $(0.4)	5.0	8.7

Other comprehensive income	$6.6	$37.4

10. Segment Information

The Company’s primary business operations include insurance products and services provided through three property and casualty operating segments. These segments are Commercial Lines, Personal Lines, and Other Property and Casualty. Commercial Lines includes commercial multiple peril, commercial automobile, workers’ compensation, and other commercial coverages, such as specialty program business, inland marine, bond, professional liability and management liability. Personal Lines includes personal automobile, homeowners and other personal coverages. The Other Property and Casualty segment consists of: Opus Investment Management, Inc., which markets investment management services to institutions, pension funds and other organizations; earnings on holding company assets; as well as voluntary pools business which is in run-off. The segment financial information is presented consistent with the way results are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company reports interest expense related to its debt (See Note 4 – “Debt”) separately from the earnings of its operating segments.

Management evaluates the results of the aforementioned segments on a pre-tax basis. Segment income excludes certain items which are included in net income, such as federal income taxes and net realized investment gains and losses, because fluctuations in these gains and losses are determined by interest rates, financial markets and timing of sales. Also, segment income excludes net gains and losses on disposals of businesses, discontinued operations, restructuring costs, extraordinary items, the cumulative effect of accounting changes and certain other items. Although the items excluded from segment income may be significant components in understanding and assessing the Company’s financial performance, management believes that the presentation of segment income enhances an investor’s understanding of the Company’s results of operations by highlighting net income attributable to the core operations of the business. However, segment income should not be construed as a substitute for net income determined in accordance with generally accepted accounting principles.

Summarized below is financial information with respect to business segments:

	Three Months Ended March 31,
(In millions)	2011	2010
Segment revenues:
Commercial Lines	$439.3	$336.2
Personal Lines	386.7	395.3
Other Property and Casualty	5.8	5.3

Total	831.8	736.8
Intersegment revenues	(1.3)	(1.1)

Total segment revenues	830.5	735.7
Net realized investment gains	3.3	10.9

Total revenues	$833.8	$746.6

Segment income (loss) before federal income taxes:
Commercial Lines:
GAAP underwriting loss	$(15.8)	$(8.8)
Net investment income	33.6	32.0
Other income (loss)	0.6	(0.4)

Commercial Lines segment income	18.4	22.8
Personal Lines:
GAAP underwriting income	6.2	6.7
Net investment income	22.7	25.6
Other income	1.2	2.2

Personal Lines segment income	30.1	34.5
Other Property and Casualty:
GAAP underwriting income	0.1	0.3
Net investment income	4.1	3.5
Other net expenses	(5.6)	(3.4)

Other Property and Casualty segment (loss) income	(1.4)	0.4

Total	47.1	57.7
Interest expense on debt	(10.4)	(9.3)

Segment income before federal income taxes	36.7	48.4
Adjustments to segment income:
Net realized investment gains	3.3	10.9
Loss from retirement of debt	(2.5)	—

Income before federal income taxes	$37.5	$59.3

The following table provides identifiable assets for the Company’s business segments and discontinued operations:

(In millions)	March 31, 2011	December 31, 2010
Property and Casualty	$8,384.6	$8,436.3
Discontinued operations	130.3	133.6

Total	$8,514.9	$8,569.9

The Company does not allocate assets between the Commercial Lines, Personal Lines and Other Property and Casualty segments.

11. Stock-based Compensation

Compensation cost and the related tax benefits were as follows:

	Three Months Ended March 31,
(In millions)	2011	2010
Stock-based compensation expense	$3.4	$2.8
Tax benefit	(1.2)	(1.0)

Stock-based compensation expense, net of taxes	$2.2	$1.8

Stock Options

Information on the Company’s stock option plan activity is summarized as follows:

	Three Months Ended March 31,
	2011		2010
(In whole shares and dollars)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	2,843,909	$39.22	3,131,142	$39.16
Granted	297,000	46.47	389,750	42.45
Exercised	(117,714)	33.17	(24,550)	33.52
Forfeited or cancelled	—	—	(20,750)	48.39
Expired	(256,250)	57.00	(125,400)	44.91

Outstanding, end of period	2,766,945	38.61	3,350,192	39.31

Restricted Stock Units

The following tables summarize activity information about employee restricted stock units:

	Three Months Ended March 31,
	2011		2010
(In whole shares and dollars)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Time-based restricted stock units:
Outstanding, beginning of period	838,129	$40.93	700,904	$41.12
Granted	95,503	46.49	320,525	42.43
Vested	(185,253)	45.13	(105,577)	48.31
Forfeited	(4,380)	45.67	(16,310)	40.82

Outstanding, end of period	743,999	40.57	899,542	40.75

Performance-based restricted stock units:
Outstanding, beginning of period	101,680	$39.62	145,635	$42.79
Granted	42,500	46.47	41,250	42.15
Vested	(25,055)	45.21	(31,558)	48.46
Forfeited	—	—	(15,352)	47.64

Outstanding, end of period	119,125	40.89	139,975	40.79

Time-based restricted stock units granted in the first quarter of 2011 were significantly lower compared to the first quarter of 2010 due to a shift in awards granted in 2011 from time-based restricted stock units to time-based cash awards.

Performance based restricted stock units are based upon the achievement of the performance metric at 100%. These units have the potential to range from 0% to 150% of the shares disclosed, which varies based on grant year and individual participation level. Increases to the 100% target level are reflected as granted in the period in which performance-based stock unit goals are achieved. Decreases to the 100% target level are reflected as forfeited. In 2010, performance-based stock units of 23,051 and 11,472 were included as forfeited due to completion levels less than 100% for units granted in 2008 and 2007, respectively.

12. Earnings Per Share and Shareholders’ Equity Transactions

The following table provides weighted average share information used in the calculation of the Company’s basic and diluted earnings per share:

	Three Months Ended March 31,
(In millions, except per share data)	2011	2010
Basic shares used in the calculation of earnings per share	45.3	47.5
Dilutive effect of securities:
Employee stock options	0.3	0.3
Non-vested stock grants	0.4	0.4

Diluted shares used in the calculation of earnings per share	46.0	48.2

Per share effect of dilutive securities on income from continuing operations and net income	$(0.01)	$(0.01)

Diluted earnings per share for the three months ended March 31, 2011 and 2010 excludes 1.2 million and 1.6 million, respectively, of common shares issuable under the Company’s stock compensation plans, because their effect would be antidilutive.

On March 29, 2011, the Company paid a dividend of 27.5 cents ($0.275) per share to its issued and outstanding common stock shareholders of record at the close of business on March 15, 2011.

Since October 2007 and through March 2011, the Company’s Board of Directors has authorized aggregate repurchases of the Company’s common stock of up to $500 million. As of March 31, 2011, the Company has $157 million available for repurchases under these repurchase authorizations. The Company may repurchase its common stock from time to time, in amounts and prices and at such times as deemed appropriate, subject to market conditions and other considerations. The Company’s repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. The Company is not required to purchase any specific number of shares or to make purchases by any certain date under this program. On March 30, 2010, the Company entered into an accelerated share repurchase agreement for the immediate repurchase of 2.3 million shares of the Company’s common stock at a cost of $105.0 million.

13. Commitments and Contingencies

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

The Plaintiff filed an Amended Complaint adding two new named plaintiffs and additional claims on December 11, 2009. In response, the Company filed a Motion to Dismiss on January 30, 2010. In addition to the pending claim challenging the calculation of lump sum distributions, the Amended Complaint includes: (a) a claim that the Plan failed to calculate participants’ account balances and lump sum payments properly because interest credits were based solely upon the performance of each participant’s selection from among various hypothetical investment options (as the Plan provided) rather than crediting the greater of that performance or the 30 year Treasury rate; (b) a claim that the 2004 Plan amendment, which changed interest crediting for all participants from the performance of participant’s investment selections to the 30 year Treasury rate, reduced benefits in violation of the Employee Retirement Income Security Act of 1974 (“ERISA”) for participants who had account balances as of the amendment date by not continuing to provide them performance-based interest crediting on those balances; and (c) claims for breach of fiduciary duty and ERISA notice requirements arising from the various interest crediting and lump sum distribution matters of which Plaintiffs complain. The District Court granted the Company’s Motion to Dismiss the additional claims on statute of limitations grounds by a Memorandum Opinion dated March 31, 2011, leaving the claims substantially as set forth in the original March 12, 2007 complaint. Plaintiffs have filed a Motion for Reconsideration of the District Court’s decision to dismiss the additional claims.

At this time, the Company is unable to provide a reasonable estimate of the potential range of ultimate liability if the outcome of the suit is unfavorable. This matter is still in the early stages of litigation. The extent to which any of the Plaintiffs’ multiple theories of liability, some of which are overlapping and others of which are quite complex and novel, are accepted and upheld on appeal will significantly affect the Plan’s or the Company’s potential liability. It is not clear whether a class will be certified or, if certified, how many former or current Plan participants, if any, will be included. The statute of limitations applicable to the alleged class has not yet been finally determined and the extent of potential liability, if any, will depend on this final determination. In addition, assuming for these purposes that the Plaintiffs prevail with respect to claims that benefits accrued or payable under the Plan were understated, then there are numerous possible theories and other variables upon which any revised calculation of benefits as requested under Plaintiffs’ claims could be based. It is likely that any adverse judgment in this case would be against the Plan. Such a judgment would be expected to create a liability for the Plan, with resulting effects on the Plan’s assets available to pay benefits. The Company’s future required funding of the Plan could also be impacted by such a liability.

Hurricane Katrina Litigation

In August 2007, the State of Louisiana filed a putative class action in the Civil District Court for the Parish of Orleans, State of Louisiana, entitled State of Louisiana, individually and on behalf of State of Louisiana, Division of Administration, Office of Community Development ex rel The Honorable Charles C. Foti, Jr., The Attorney General For the State of Louisiana, individually and as a class action on behalf of all recipients of funds as well as all eligible and/or future recipients of funds through The Road Home Program v. AAA Insurance, et al., No. 07-8970. The complaint named as defendants over 200 foreign and domestic insurance carriers, including the Company, and asserts a right to benefit payments from insurers on behalf of current and former Louisiana citizens who have applied for and received or will receive funds through Louisiana’s “Road Home” program. The case was thereafter removed to the Federal District Court for the Eastern District of Louisiana.

On March 5, 2009, the court issued an Order granting in part and denying in part a Motion to Dismiss filed by Defendants. The court dismissed all claims for bad faith and breach of fiduciary duty and all claims for flood damages under policies with flood exclusions or asserted under Louisiana’s Valued Policy Law, but rejected the insurers’ arguments that the purported assignments from individual claimants to the state were barred by anti-assignment provisions in the insurers’ policies. On April 30, 2009, Defendants filed a Petition for Permission to Appeal to the United States Court of Appeals for the Fifth Circuit (the “Fifth Circuit”), which was granted. On July 28, 2010, the Fifth Circuit certified the anti-assignment issue to the Louisiana Supreme Court. Oral arguments were heard by the Louisiana Supreme Court on March 14, 2011 and a decision is pending.

At this time, the Company is unable to provide a reasonable estimate of the potential range of ultimate liability. The Company is unable to determine how many policyholders have assigned claims under the Road Home program and, in any case, has no basis to estimate the amount of any differences between what the Company paid with respect to any such claim and the amount that the State of Louisiana may claim should properly have been paid under the policy.

Other Matters

The Company has been named a defendant in various other legal proceedings arising in the normal course of business. In addition, the Company is involved, from time to time, in examinations, investigations and proceedings by governmental and self-regulatory agencies. The potential outcome of any such action or regulatory proceedings in which the Company has been named a defendant or the subject of an inquiry or investigation, and its ultimate liability, if any, from such action or regulatory proceedings, is difficult to predict at this time. In the Company’s opinion, the ultimate resolutions of such proceedings will not have a material effect on its financial position, although they could have a material effect on the results of operations for a particular quarter or annual period.

14. Subsequent Events

On April 20, 2011, the Company announced the terms of an offer to acquire all of the shares of Chaucer, a United Kingdom (“UK”) based insurance business. Under the terms of the offer and subject to the satisfaction of certain specified conditions, shareholders of Chaucer would be entitled to receive 56.0 pence in cash for each Chaucer share, which includes 2.7 pence in cash for each Chaucer share related to a dividend previously announced by Chaucer. This results in an aggregate transaction value of approximately 313 million Pounds Sterling (“GBP”), or approximately $510 million (based upon the April 19, 2011 exchange rate of 1.63). Excluding the dividend, which is payable by Chaucer prior to the expected closing date of the transaction, cash of approximately $485 million will be required by THG to settle this transaction.

The Company intends to pay the purchase price through a combination of funds on hand of approximately $235 million, and with the expected issuance of senior unsecured debt in the principal amount of $250 million. Funds on hand include a $99 million ordinary dividend paid to the holding company by Hanover Insurance on April 15, 2011. In order to meet certain “funds certain” requirements of The United Kingdom City Code on Takeovers and Mergers, the Company is required to have available sufficient resources to pay the cash consideration payable on consummation of the acquisition. In order to meet this requirement, the Company entered into a bridge credit agreement, which provides for a 364-day senior unsecured term loan facility that provides for borrowings by the Company in an aggregate principal amount of up to $180.0 million. However, it is the Company’s current intention not to draw on this credit arrangement and instead issue the aforementioned senior debt.

On April 20, 2011, the Company entered into a foreign exchange forward contract which provides for an economic hedge between the agreed upon purchase price in GBP and currency fluctuations between the US dollar and GBP during the period from this date until such time this transaction closes.

The offer will be subject to a number of customary terms and conditions, including UK and US regulatory and other clearances, authorizations and approvals, as well as the requisite approvals of the Chaucer shareholders. The Company expects that the transaction will close during the third quarter of 2011.

There were no subsequent events requiring adjustment to the financial statements, and, other than disclosed above, no additional disclosures required in the notes to the interim consolidated financial statements.

PART I

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist readers in understanding the interim consolidated results of operations and financial condition of The Hanover Insurance Group, Inc. and subsidiaries (“THG”) and should be read in conjunction with the interim Consolidated Financial Statements and related footnotes included elsewhere in this Quarterly Report on Form 10-Q and the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2011.

Our results of operations include the accounts of The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America (“Citizens”), our principal property and casualty companies; and certain other insurance and non-insurance subsidiaries.

Executive Overview

Our business operations include insurance products and services provided through three operating segments: Commercial Lines, Personal Lines and Other Property and Casualty.

With respect to segment results during the first quarter of 2011, our pre-tax segment earnings declined from the same period in 2010, primarily as a result of increased catastrophe and non-catastrophe weather related losses in the first quarter of 2011. Pre-tax catastrophe losses increased $15.3 million, to $49.7 million for the first quarter of 2011, compared to $34.4 million for the same period in 2010. In addition, a decrease in favorable development on prior years’ loss and loss adjustment expense (“LAE”) reserves contributed to the overall decline. Segment income, excluding catastrophes and development, was $68.3 million in the first quarter of 2011, as compared to $55.0 million in the same period of 2010. This improvement was driven by a higher level of earned premium and the resulting positive effect on our expense ratios, as well as an improved mix of business. This was partially offset by an increase in loss ratios driven by non-catastrophe weather-related losses and large fire losses.

Commercial Lines

We believe our small commercial capabilities, distinctiveness in the middle market, and continued development of specialty business provides us with a more diversified portfolio of products and enables us to deliver significant value to our agents and policyholders. Growth in our specialty lines continues to be a significant part of our strategy. Our ongoing focus to expand our product offerings in our specialized businesses is evidenced by several acquisitions we completed over the past several years and our recently announced proposed acquisition of Chaucer Holdings PLC (“Chaucer”). During the first quarter of 2011, we grew our Commercial Lines segment by approximately 9%, reflecting both growth in our specialized businesses, as well as residual growth resulting from our renewal rights agreement with OneBeacon Insurance Company (“OneBeacon”). In light of the fact that growth from our renewal rights from the OneBeacon transaction is already reflected in 2010 prior quarters’ net written premium, we expect that Commercial Lines growth rates will moderate to levels that we have historically experienced.

We believe these efforts have and will continue to enable us to improve the overall mix of our business and ultimately our underwriting profitability. Our loss ratio was 1.8 points higher in the first quarter of 2011 as compared to the prior year, primarily due to catastrophe and non-catastrophe weather-related losses and large fire losses. Notwithstanding the increase in our loss ratio, current accident year income increased, primarily due to the growth in earned premium and the resulting positive effect on our expense ratios, as well as an improved mix of business. We expect further modest reductions in our expense ratio as we continue to earn-in the net written premium growth from last year.

In the Commercial Lines market, continued price competition, while moderating slightly in certain lines of business such as workers’ compensation, requires us to be highly disciplined in our underwriting process to ensure that we write business only at acceptable margins. In certain lines of business where a weak economy may be a particularly important factor, such as surety and workers’ compensation, we endeavor to adjust pricing and/or take a more conservative approach to risk selection in order to more appropriately reflect the higher risk of loss.

Personal Lines

In our Personal Lines business, we maintain our focus on partnering with high quality, value-added agencies that deliver consultative selling and stress the importance of account rounding (the conversion of single policy customers to accounts with multiple policies and/or additional coverages). Account business represents 66% of total policies in force compared to 64% in the same period in 2010. We are focused on making investments that help maintain profitability, build a distinctive position in the market, and provide us with profitable growth opportunities. We continue to diversify our premium outside of our core states by growing in targeted states. In the first quarter of 2011, our targeted states increased to 30% of Personal Lines net written premium compared to 27% in the same period in 2010.

Current year underwriting results in Personal Lines, excluding catastrophes, were essentially flat in the first quarter of 2011, as compared to the same period in 2010. While written premiums decreased slightly in the first quarter of 2011 despite certain rate increases taken in 2010, underlying current accident year loss results show an improvement in personal automobile loss ratios that were somewhat offset by higher loss ratios in the homeowners line due to winter storm losses.

Proposed Acquisition of Chaucer Holdings PLC

On April 20, 2011, we announced an offer to acquire Chaucer, a United Kingdom (“UK”) insurance business, pursuant to an agreement unanimously approved by Chaucer’s board of directors. Chaucer is a leading specialist managing underwriter with the Society of Lloyd’s (“Lloyd’s”). Chaucer underwrites business in all of the major insurance classes, encompassing global marine, energy, non-marine and aviation, as well as UK motor business and, through its management of and 55% interest in Lloyd’s syndicate 1176, nuclear. Chaucer is headquartered in London, but has regional operations in Whitstable, England and international operations in Houston, Singapore, Buenos Aires and Copenhagen.

In 2010, Chaucer, which has approximately 700 employees, reported gross written premiums of $1.33 billion, net earned premium of $925 million and total assets of $3.7 billion. This transaction, if completed, is expected to significantly advance our specialty lines strategy and result in greater geographic and product diversification. The company’s long-term goal is for each of specialty, standard Commercial Lines and Personal Lines to account for approximately one-third of our entire portfolio of business, and this transaction would significantly advance that goal.

We believe that there is demand for the products underwritten by Chaucer from a segment of the agents and brokers with whom we do business, and it is our intention to expand Chaucer’s ability to market and underwrite in the United States. We anticipate that Chaucer’s specialty expertise in energy, aviation and political and trade risks will be of especial interest to certain agents and brokers.

Further information on the proposed acquisition of Chaucer, including the terms and conditions of our offer and financing plans to fund the purchase price, is set forth under “Recent Developments” in this Form 10-Q and in our Form 8-K filed with the SEC on April 21, 2011. Dollar amounts referenced above are converted from UK Pound Sterling to US Dollars at the December 31, 2010 exchange rate of 1.57.

Description of Operating Segments

Our primary business operations include insurance products and services in three property and casualty operating segments. These segments are Commercial Lines, Personal Lines and Other Property and Casualty. Commercial Lines includes commercial multiple peril, commercial automobile, workers’ compensation and other commercial coverages, such as specialty program business, inland marine, bonds, professional liability and management liability, while Personal Lines includes personal automobile, homeowners and other personal coverages. The Other Property and Casualty segment consists of Opus Investment Management, Inc., which markets investment management services to institutions, pension funds and other organizations; earnings on holding company assets and; a voluntary pools business which is in run-off. We present the separate financial information of each segment consistent with the manner in which our chief operating decision maker evaluates results in deciding how to allocate resources and in assessing performance.

Results of Operations – Net Income

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

Our consolidated net income for the first quarter of 2011 was $29.3 million, compared to $41.8 million for the same period in 2010. The $12.5 million decrease is primarily due to a $7.8 million decline in after-tax segment income, principally driven by an increase in catastrophe and non-catastrophe weather-related activity. In addition, net realized investment gains declined by $7.6 million, from $10.9 million in 2010 to $3.3 million in 2011.

The following table reflects segment income as determined in accordance with GAAP and a reconciliation of total segment income to consolidated net income.

	Three Months Ended March 31,
(In millions)	2011	2010

Segment income (loss) before federal income taxes:
Commercial Lines	$18.4	$22.8
Personal Lines	30.1	34.5
Other Property and Casualty	(1.4)	0.4

Total	47.1	57.7
Interest expense on debt	(10.4)	(9.3)

Total segment income before federal income taxes	36.7	48.4

Federal income tax expense on segment income	(12.5)	(16.4)
Net realized investment gains	3.3	10.9
Loss from retirement of debt	(2.5)	—
Federal income tax benefit (expense) on non-segment income	2.9	(0.7)

Income from continuing operations	27.9	42.2
Gain (loss) from discontinued operations, net of taxes	1.4	(0.4)

Net income	$29.3	$41.8

Segment Results

The following is our discussion and analysis of the results of operations by business segment. The segment results are presented before taxes and other items which management believes are not indicative of our core operations, including realized gains and losses.

Property and Casualty

The following table summarizes the results of operations for the periods indicated:

	Three Months Ended March 31,
(In millions)	2011	2010
Segment revenues
Net premiums written	$749.9	$725.2

Net premiums earned	$761.7	$666.5
Net investment income	60.4	61.1
Fees and other income	9.7	9.2

Total segment revenues	831.8	736.8

Losses and operating expenses
Losses and LAE	511.0	431.6
Policy acquisition expenses	180.8	154.4
Other operating expenses	92.9	93.1

Total losses and operating expenses	784.7	679.1

Segment income before federal income taxes	$47.1	$57.7

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Segment income decreased $10.6 million, or 18.4%, to $47.1 million, in the first quarter of 2011, compared to $57.7 million in the first quarter of 2010. Catastrophe related activity increased by $15.3 million in the quarter, to $49.7 million, from $34.4 million in the same period of 2010. Excluding the impact of catastrophe related activity, earnings would have increased by $4.7 million. This increase was primarily due to more favorable current accident year results, partially offset by lower favorable development on prior years’ loss and LAE reserves. The favorable current accident year results are due to our growth in earned premium and resulting positive effect on our expense ratio, an improved mix of business, and lower loss ratios in Personal Lines. Favorable development on prior years’ loss and LAE reserves decreased $8.6 million in the quarter to $28.5 million, from $37.1 million in the same period in 2010.

Net premiums written grew by 3.4% in the first quarter of 2011 compared to the first quarter of 2010, and net premiums earned grew by 14.3%. In each case, the growth is entirely attributable to Commercial Lines. The significant increase in net premiums earned is a result of earning-in the significant growth in net premiums written in 2010, which resulted from the OneBeacon renewal rights transaction, growth in our managed program business through AIX, as well as growth in various niche and segmented businesses. We anticipate that quarter over quarter comparisons of net earned premium will show similar increases through the remainder of 2011 as we continue to earn-in this prior year growth.

Production and Underwriting Results

The following table summarizes GAAP net premiums written and GAAP loss, LAE, expense and combined ratios for the Commercial Lines and Personal Lines segments. GAAP loss, LAE, catastrophe loss and combined ratios shown below include prior year reserve development.

	Three Months Ended March 31,
	2011			2010
(Dollars in millions)	GAAP Net Premiums Written	GAAP Loss Ratios	Catastrophe Loss Ratios	GAAP Net Premiums Written	GAAP Loss Ratios	Catastrophe Loss Ratios
Commercial Lines:
Commercial multiple peril	$137.2	64.0	15.4	$135.4	59.4	14.0
Commercial automobile	62.0	54.9	0.3	63.0	51.2	1.0
Workers’ compensation	45.8	55.0	—	39.9	51.4	—
Other commercial	163.5	41.9	3.6	137.0	44.7	3.5

Total Commercial Lines	408.5	53.0	6.9	375.3	51.2	6.2

Personal Lines:
Personal automobile	231.1	56.6	—	241.1	60.4	0.3
Homeowners	101.2	66.9	18.0	99.2	59.2	12.8
Other personal	9.1	32.3	2.9	9.3	31.4	1.0

Total Personal Lines	341.4	59.3	6.2	349.6	59.1	4.3

Total	$749.9	56.0	6.5	$724.9	55.5	5.2

	2011			2010
	GAAP LAE Ratio	GAAP Expense Ratio	GAAP Combined Ratio	GAAP LAE Ratio	GAAP Expense Ratio	GAAP Combined Ratio
Commercial Lines	11.2	39.5	103.7	8.0	43.5	102.7
Personal Lines	11.0	27.2	97.5	10.2	28.0	97.3
Total	11.1	33.7	100.7	9.2	34.9	99.7

The following table summarizes GAAP underwriting results for the Commercial Lines, Personal Lines and Other Property and Casualty segments and reconciles it to GAAP segment income.

	Three Months Ended March 31,
	2011				2010
	Commercial Lines	Personal Lines	Other Property and Casualty	Total	Commercial Lines	Personal Lines	Other Property and Casualty	Total
GAAP underwriting (loss) profit, excluding prior year reserve development and catastrophes	$(2.6)	$14.3	$—	$11.7	$(12.3)	$7.8	$—	$(4.5)
Prior year favorable loss and LAE reserve development	14.3	14.1	0.1	28.5	22.1	14.7	0.3	37.1
Pre-tax catastrophe effect	(27.5)	(22.2)	—	(49.7)	(18.6)	(15.8)	—	(34.4)

GAAP underwriting (loss) profit	(15.8)	6.2	0.1	(9.5)	(8.8)	6.7	0.3	(1.8)
Net investment income	33.6	22.7	4.1	60.4	32.0	25.6	3.5	61.1
Fees and other income	4.9	3.1	1.7	9.7	4.4	3.3	1.5	9.2
Other operating expenses	(4.3)	(1.9)	(7.3)	(13.5)	(4.8)	(1.1)	(4.9)	(10.8)

Segment income (loss) before federal income taxes	$18.4	$30.1	$(1.4)	$47.1	$22.8	$34.5	$0.4	$57.7

Commercial Lines

Commercial Lines net premiums written increased $33.2 million, or 8.8%, to $408.5 million for the first quarter of 2011. This increase was primarily driven by growth in our specialty business, particularly in our managed program business through AIX, which accounted for $13.5 million, as well as growth related to the remaining renewals from the OneBeacon transaction. Also benefiting the overall growth comparison in net premiums written was a slight improvement in rate.

Commercial Lines underwriting loss increased $7.0 million in the first quarter of 2011, to $15.8 million, from $8.8 million in the prior year. This is due to increased catastrophe losses and decreased favorable development on prior years loss and LAE reserves. Catastrophe losses increased $8.9 million in 2011, to $27.5 million, from $18.6 million in 2010 due primarily to winter storms. Favorable development on prior years’ loss and LAE reserves decreased $7.8 million, to $14.3 million in the first quarter 2011, from $22.1 million for the first quarter of 2010. Included in 2010 results was $7.5 million of favorable LAE development, principally related to a change in the cost factors used for establishing unallocated LAE reserves.

Commercial Lines underwriting loss, excluding prior year loss and LAE reserve development and catastrophes, improved $9.7 million, to a loss of $2.6 million, in the first quarter of 2011, compared to a loss of $12.3 million in the first quarter of 2010. This improvement resulted from growth in earned premium and the resulting positive effect on our expense ratio and from an improved mix of business. Partially offsetting the effect of this growth were higher losses resulting from the severe winter storms and several large fire losses. The higher level of earned premiums primarily resulted from our 2010 OneBeacon transaction and other growth initiatives that exceeded our increase in expenses.

We continue to experience price competition in certain lines of business in our Commercial Lines segment, particularly in our middle market accounts, although this trend is moderating slightly in certain lines of business, such as workers’ compensation. Our ability to increase Commercial Lines net premiums written while maintaining or improving underwriting results may be affected by continuing price competition and the current challenging economic environment.

Personal Lines

Personal Lines net premiums written decreased $8.2 million, or 2.3%, to $341.4 million for the first quarter of 2011. The most significant factors contributing to this decrease are our decision to reduce our market concentration in Louisiana and our continued focus on driving profit improvement in our core states, resulting in lower new business activity. These decreases were partially offset by our efforts to diversify our Personal Lines business into targeted growth states. Net premiums written in our target growth states increased 5.4%.

Net premiums written in the personal automobile line of business declined 4.1%, primarily as a result of lower policies in force in Massachusetts, Michigan, New York and Florida, which we attribute to our efforts to improve or maintain margins in those states and the competitive pricing environment. Net premiums written in the homeowners line of business increased 2.0%, resulting primarily from rate increases initiated last year.

Personal Lines underwriting results overall in the first quarter of 2011 were relatively consistent with the prior year. However, catastrophe losses increased $6.4 million, to $22.2 million in 2011, from $15.8 million in 2010. Also, favorable development on prior years’ loss and LAE reserves decreased $0.6 million, to $14.1 million in 2011, from $14.7 million in the first quarter of 2010. Included in 2010 results was $2.3 million of favorable LAE development, principally related to a change in the cost factors used for establishing unallocated LAE reserves.

Personal Lines underwriting profit, excluding prior year loss and LAE reserve development and catastrophes, increased $6.5 million, to $14.3 million, in the first quarter of 2011, from $7.8 million in the first quarter of 2010. This increase was primarily due to lower operating expenses, including lower technology costs and lower employee related expenses, as well as more favorable current accident year loss results. Current accident year loss results improved primarily due to better loss ratios in our personal automobile liability line, partially offset by winter storm losses, primarily in our homeowners line.

Although we have been able to obtain rate increases in our Personal Lines markets, our ability to maintain and increase Personal Lines net written premium and to maintain and improve underwriting results has been and may continue to be affected by price competition and regulatory and legal developments. Our rate actions have adversely affected our ability to increase our policies in force and new business, particularly in our core states and in Florida. There is no assurance that we will be able to maintain our current level of production or maintain or increase rates in light of the highly competitive environment.

Other Property and Casualty

Other Property and Casualty segment income decreased $1.8 million, to a loss of $1.4 million for the first quarter of 2011, from a profit of $0.4 million in the same period of 2010. The decrease is primarily due to higher corporate expenses resulting from $2.7 million in costs associated with the offer to acquire Chaucer.

Reserve for Losses and Loss Adjustment Expenses

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses (LAE) as follows:

	Three Months Ended March 31,
(In millions)	2011	2010
Gross loss and LAE reserves, beginning of period	$3,277.7	$3,153.9
Reinsurance recoverable on unpaid losses	1,115.5	1,060.2

Net loss and LAE reserves, beginning of period	2,162.2	2,093.7

Net incurred losses and LAE in respect of losses occurring in:
Current year	539.5	468.7
Prior years	(28.5)	(37.1)

Total incurred losses and LAE	511.0	431.6

Net payments of losses and LAE in respect of losses occurring in:
Current year	179.4	131.6
Prior years	302.3	289.6

Total payments	481.7	421.2

Purchase of Campania	—	30.2

Net reserve for losses and LAE, end of period	2,191.5	2,134.3
Reinsurance recoverable on unpaid losses	1,123.9	1,052.8

Gross reserve for losses and LAE, end of period	$3,315.4	$3,187.1

The table below summarizes the gross reserve for losses and LAE by line of business.

(In millions)	March 31, 2011	December 31, 2010
Workers’ Compensation	$528.0	$529.0
Commercial Automobile	230.8	224.5
Commercial Multiple Peril	512.0	470.4
AIX	211.4	211.9
Other Commercial	354.4	347.2

Total Commercial	1,836.6	1,783.0

Personal Automobile	1,332.4	1,358.4
Homeowners and Other	146.4	136.3

Total Personal	1,478.8	1,494.7

Total loss and LAE reserves	$3,315.4	$3,277.7

Total loss and LAE reserves increased by $37.7 million for the quarter ended March 31, 2011. Included in the above table, primarily in Other Commercial lines, are $63.9 million and $68.4 million of asbestos and environmental reserves as of March 31, 2011 and December 31, 2010, respectively.

In determining carried reserves as set forth above, management considers actuarial point estimates, which are primarily based on historical and current information, and other qualitative information. Such qualitative information may include legal and regulatory developments, changes in claim handling, claim cost inflation, recent entry into new markets or products, changes in underwriting practices, concerns that we do not have sufficient or quality historical reported and paid loss and LAE information with respect to a particular line or segment of our business, effects of the economy, perceived anomalies in the historical results, evolving trends or other factors. At March 31, 2011 and December 31, 2010, total recorded net reserves were $55.0 million, or 2.6%, and $65.4 million, or 3.1%, greater than actuarially indicated reserves, respectively.

Prior Year Development

Loss and LAE reserves for claims occurring in prior years developed favorably by $28.5 million and $37.1 million during the first quarters of 2011 and 2010, respectively. The favorable loss and LAE reserve development during the first quarter of 2011 was primarily the result of lower than expected losses in the personal automobile line across all coverages, primarily related to the 2008 through 2010 accident years, and lower than expected losses in the 2004 through 2009 accident years in the workers’ compensation line. In addition, the commercial multiple peril line related to the 2005, 2009 and 2010 accident years and in the commercial umbrella line related to the 2008 and 2010 accident years contributed to the favorable development. This was partially offset by unfavorable development in our bond line, primarily related to the 2009 and 2010 accident years.

The favorable loss and LAE reserve development during the first quarter of 2010 was primarily the result of lower than expected losses in the personal automobile line across all coverages, primarily in the 2009 accident year and lower than expected losses in the workers’ compensation line, primarily in the 2008 and 2009 accident years. In addition, commercial multiple peril, inland marine and commercial umbrella lines contributed to the favorable development, primarily in the 2007 and 2009 accident years. The 2010 amount includes $9.8 million of favorable development resulting from a change in the cost factors used for establishing unallocated LAE reserves.

Although we experienced significant favorable development in both losses and LAE in recent years, there can be no assurance that this level of favorable development will occur in the future. We have, and we believe that we will continue to experience, less favorable prior year development in future years than we experienced recently. The factors that resulted in the favorable development of prior year reserves are considered in our ongoing process for establishing current accident year reserves. In light of our recent years of favorable development, the factors driving this development were considered to varying degrees in setting the more recent years’ accident year reserves. As a result, we expect the current and most recent accident year reserves not to develop as favorably as they have in the past. In light of the significance, in recent periods, of favorable development to our segment income, declines in favorable reserve development could be material to our results of operations.

Investments

Investment Results

Net investment income decreased $0.7 million, or 1.1%, to $60.4 million for the first quarter of 2011. This decrease is primarily due to the impact of lower new money yields on fixed maturities, partially offset by higher dividend income from equity securities and lower investment expenses. The average earned yield on fixed maturities was 5.28% and 5.48% for the first quarter of 2011 and 2010, respectively. We expect declines in average investment yields in future periods to continue if new money rates remain at their current lower levels.

Investment Portfolio

We held cash and investment assets diversified across several asset classes, as follows:

	March 31, 2011		December 31, 2010
(Dollars in millions)	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
Fixed maturities, at fair value	$4,826.6	92.2%	$4,797.9	91.3%
Equity securities, at fair value	147.3	2.8	128.6	2.4
Cash and cash equivalents	218.8	4.2	290.4	5.5
Other investments	40.7	0.8	39.4	0.8

Total cash and investments	$5,233.4	100.0%	$5,256.3	100.0%

Cash and Investments

Total cash and investments decreased $22.9 million, or 0.4%, for the first three months of 2011, of which cash and cash equivalents decreased $71.6 million, fixed maturities increased $28.7 million, and equity securities increased $18.7 million. The net decrease in cash and cash equivalents is primarily attributable to the repurchase of $48.0 million principal amount of our Series B 8.207% Subordinated Deferrable Interest Debentures (“Junior Debentures”). See Note 4 – “Debt” for additional information.

Our fixed maturity portfolio is comprised primarily of investment grade corporate securities, taxable and tax-exempt municipal securities, residential mortgage-backed securities, commercial mortgage-backed securities, U.S. government securities and asset-backed securities.

The following table provides information about the investment types of our fixed maturities portfolio:

	March 31, 2011
(In millions) Investment Type	Amortized Cost	Fair Value	Net Unrealized Gain (Loss)	Change in Net Unrealized for the Period
U.S. Treasury and government agencies	$266.0	$265.9	$(0.1)	$(1.9)
Municipals:
Taxable	795.3	798.8	3.5	4.5
Tax exempt	152.7	155.2	2.5	(0.5)
Corporate	2,348.3	2,489.0	140.7	(3.7)
Asset-backed:
Residential mortgage-backed	671.7	700.3	28.6	(1.3)
Commercial mortgage-backed	345.8	361.6	15.8	(1.5)
Asset-backed	52.3	55.8	3.5	(0.2)

Total fixed maturities	$4,632.1	$4,826.6	$194.5	$(4.6)

During the first three months of 2011, our net unrealized gains on fixed maturities decreased $4.6 million, or 2.3%, to a net unrealized gain of $194.5 million at March 31, 2011 from $199.1 million at December 31, 2010.

Amortized cost and fair value by rating category were as follows:

		March 31, 2011			December 31, 2010
(Dollars in millions) NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost	Fair Value	% of Total Fair Value	Amortized Cost	Fair Value	% of Total Fair Value
1	Aaa/Aa/A	$3,141.4	$3,251.5	67.4%	$3,175.0	$3,290.5	68.6%
2	Baa	1,176.5	1,240.3	25.7	1,115.0	1,180.4	24.6
3	Ba	155.1	164.7	3.4	141.1	149.3	3.1
4	B	109.1	114.3	2.4	119.7	123.5	2.6
5	Caa and lower	41.3	44.8	0.9	36.3	39.1	0.8
6	In or near default	8.7	11.0	0.2	11.7	15.1	0.3

Total fixed maturities		$4,632.1	$4,826.6	100.0%	$4,598.8	$4,797.9	100.0%

Based on ratings by the National Association of Insurance Commissioners (“NAIC”), approximately 93% of our fixed maturity portfolio consisted of investment grade securities at March 31, 2011 and December 31, 2010.

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

Commercial mortgage-backed securities (“CMBS”) constitute $361.6 million of our invested assets, of which approximately 20% is fully defeased with U.S. government securities. The portfolio is seasoned, with approximately 69% of our CMBS holdings from pre-2005 vintages, 14% from the 2005 vintage, 10% from the 2007 vintage and 5% from the 2006 vintage. The CMBS portfolio is of high quality with approximately 73% being AAA rated, 26% rated AA or A, and 1% rated BBB. The CMBS portfolio has a weighted average loan-to-value ratio of 74% and credit enhancement of approximately 24% as of March 31, 2011.

Our municipal bond portfolio constitutes approximately 18% of invested assets at March 31, 2011 and is 99% investment grade, without regard to any insurance enhancement. Currently, approximately 30% of the municipal bond portfolio has an insurance enhancement. The portfolio is well diversified by geography, sector and source of payment, and holds primarily taxable securities. Approximately 61% of the portfolio is invested in revenue bonds and 39% in general obligation bonds. Revenue bonds are backed by the revenue stream generated by the services provided by the issuer, while general obligation bonds are backed by the authority that issued the debt and are secured by the taxing powers of those authorities.

Our fixed maturity and equity securities are classified as available-for-sale and are carried at fair value. Financial instruments whose value is determined using significant management judgment or estimation constitute less than 2% of the total assets we measured at fair value. (See also Note 8 – “Fair Value”).

Although we expect to invest new funds primarily in investment grade fixed maturities, we have invested, and expect to continue to invest a portion of funds in common equity securities and below investment grade fixed maturities and other assets.

Other-than-Temporary Impairments

For the first three months of 2011, we recognized $1.4 million of other-than-temporary impairments (“OTTI”) on fixed maturities and equity securities in earnings. OTTI on debt securities was $0.9 million, of which $0.7 million related to a below investment grade municipal bond that we intend to sell and $0.2 million related to credit losses on investment grade residential mortgage-backed securities. Additionally, we recognized OTTI on a common stock of $0.5 million. For the first three months of 2010, we recognized $2.7 million of OTTI on fixed maturities and equity securities in earnings, of which $1.8 million was estimated credit losses, primarily on investment grade residential mortgage backed securities, $0.6 million related to a below investment grade municipal debt security that we intended to sell, and $0.3 million related to common stock.

Unrealized Losses

The following table provides information about our fixed maturities and equity securities that are in an unrealized loss position. (See also Note 7—“Investments” of the Notes to Interim Consolidated Financial Statements).

	March 31, 2011		December 31, 2010
(In millions)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Fixed maturities:
Investment grade:
12 months or less	$21.2	$746.0	$22.9	$732.3
Greater than 12 months	24.4	189.7	29.7	208.2

Total investment grade fixed maturities	45.6	935.7	52.6	940.5

Below investment grade:
12 months or less	1.1	44.7	1.0	51.1
Greater than 12 months	11.2	86.6	12.0	90.0

Total below investment grade fixed maturities	12.3	131.3	13.0	141.1

Equity securities:
12 months or less	1.1	24.4	1.9	45.8

Total	$59.0	$1,091.4	$67.5	$1,127.4

Gross unrealized losses on fixed maturities and equity securities decreased $8.5 million, or 12.6%, to $59.0 million at March 31, 2011, compared to $67.5 million at December 31, 2010. The decrease in unrealized losses was primarily due to lower interest rates and tightening of credit spreads of taxable municipal bonds, corporate bonds and residential mortgage-backed securities during the first quarter of 2011. At March 31, 2011, gross unrealized losses and OTTI primarily consist of $27.6 million of corporate fixed maturities, $14.0 million in taxable municipal bonds and $10.3 million of mortgage-backed securities.

Gross unrealized losses associated with municipal and U.S. Treasury and government agency securities were $20.0 million and $22.5 million at March 31, 2011 and December 31, 2010, respectively.

We view the gross unrealized losses on fixed maturities and equity securities as being temporary since it is our assessment that these securities will recover in the near term, allowing us to realize their anticipated long-term economic value. With respect to gross unrealized losses on fixed maturities, we do not intend to sell nor is it more likely than not we will be required to sell debt securities before this expected recovery of amortized cost (See also “Liquidity and Capital Resources”). With respect to equity securities, we have the intent and ability to retain such investments for the period of time anticipated to allow for this expected recovery in fair value. The risks inherent in our assessment methodology include the risk that, subsequent to the balance sheet date, market factors may differ from our expectations; the global economic recovery is less robust than we expect; we may decide to subsequently sell a security for unforeseen business needs; or changes in the credit assessment or equity characteristics from our original assessment may lead us to determine that a sale at the current value would maximize recovery on such investments. To the extent that there are such adverse changes, an OTTI would be recognized as a realized loss. Although unrealized losses are not reflected in the results of financial operations until they are realized or deemed “other-than-temporary”, the fair value of the underlying investment, which does reflect the unrealized loss, is reflected in our Consolidated Balance Sheets.

The following table sets forth gross unrealized losses for fixed maturities by maturity period and for equity securities at March 31, 2011 and December 31, 2010. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers.

(In millions)	March 31, 2011	December 31, 2010

Due in one year or less	$0.8	$2.6
Due after one year through five years	10.9	11.4
Due after five years through ten years	16.2	17.1
Due after ten years	19.7	21.6

	47.6	52.7
Mortgage-backed securities	10.3	12.9

Total fixed maturities	57.9	65.6
Equity securities	1.1	1.9

Total fixed maturities and equity securities	$59.0	$67.5

The carrying values of defaulted fixed maturity securities on non-accrual status at March 31, 2011 and December 31, 2010 were not material. The effects of non-accruals compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities, were reductions in net investment income of $0.6 million for the three months ended March 31, 2011 and 2010. Any defaults in the fixed maturities portfolio in future periods may negatively affect investment income.

Our investment portfolio and shareholders’ equity can be significantly impacted by changes in market values of our securities. As the U.S. and global financial markets and economies, while continuing to recover, remain unstable, market volatility could increase and defaults on fixed income securities could occur. As a result, we could incur additional realized and unrealized losses in future periods, which could have a material adverse impact on our results of operations and/or financial position.

Fiscal and monetary policies in place, primarily in the United States and Europe, are supportive of moderate economic growth. The removal or modification of these policies could have an adverse effect on issuers’ level of business activity or liquidity, increasing the probability of future defaults. While we may experience defaults on fixed income securities, particularly with respect to non-investment grade securities, it is difficult to foresee which issuers, industries or markets will be affected. As a result, the value of our fixed maturity portfolio could change rapidly in ways we cannot currently anticipate. Depending on market conditions, we could incur additional realized and unrealized losses in future periods.

Other Items

Net income also includes the following items:

	Three Months Ended March 31,
(In millions)	Commercial Lines	Personal Lines	Other Property and Casualty	Discontinued Operations	Total

2011
Net realized investment gains	$1.4	$1.6	$0.3	$—	$3.3
Loss from the retirement of debt	—	—	2.5	—	2.5
Discontinued operations, net of taxes	—	—	—	1.4	1.4

2010
Net realized investment gains	$4.6	$5.9	$0.4	$—	$10.9
Discontinued operations, net of taxes	—	—	—	(0.4)	(0.4)

We manage investment assets for our property and casualty business based on the requirements of the entire property and casualty group. We allocate the investment income, expenses and realized gains to our Commercial Lines, Personal Lines and Other Property and Casualty segments based on actuarial information related to the underlying businesses.

Net realized gains on investments were $3.3 million and $10.9 million in the first quarters of 2011 and 2010, respectively. Net realized gains in 2011 are primarily due to $4.4 million of gains recognized from the sale of fixed maturities, partially offset by $1.4 million of other-than-temporary impairments from fixed maturities and to a lesser extent, equity securities. Net realized gains in 2010 are due to $13.6 million of gains recognized primarily from the sale of fixed maturities and equity securities, partially offset by $2.7 million of impairments from both fixed maturities and equity securities.

Income Taxes

We file a consolidated United States federal income tax return that includes the holding company and its domestic subsidiaries (including non-insurance operations).

The provision for federal income taxes from continuing operations was an expense of $9.6 million during the first quarter of 2011, compared to $17.1 million during the same period in 2010. These provisions resulted in consolidated effective federal tax rates of 25.6% and 28.8% for the quarters ended March 31, 2011 and 2010, respectively. The lower than expected effective tax rates in 2011 and 2010 are due to decreases in our valuation allowance related to realized gains of $1.2 million and $3.0 million in the first quarter of 2011 and 2010, respectively. In addition, the 2011 provision reflects a $2.0 million benefit related to tax planning strategies in prior years that had been reflected in Accumulated Other Comprehensive Income. Absent these benefits, the provision for federal income taxes from continuing operations would have been an expense of $12.8 million or 34.1% and $20.1 million or 33.9% for the quarters ended March 31, 2011 and 2010, respectively.

Our federal income tax expense on segment income was $12.5 million during the first quarter of 2011, compared to $16.4 million during the same period in 2010. These provisions resulted in effective tax rates for segment income of 34.1% and 33.9% in 2011 and 2010, respectively. The slight increase in 2011 is primarily due to a decrease in tax exempt income and low-income housing tax credits.

In the first quarter of 2011, we decreased our valuation allowance related to our deferred tax asset by $7.4 million, from $91.5 million to $84.1 million. The decrease in this valuation allowance resulted primarily from unrealized appreciation in our investment portfolio and net realized capital gains in our Consolidated Statements of Income. Accordingly, we recorded decreases in our valuation allowance of $6.3 million and $1.2 million as an adjustment to Accumulated Other Comprehensive Income and Federal Income Tax Expense, respectively. This was partially offset by an increase in our valuation allowance of $0.1 million reflected in Discontinued Operations.

In April 2011, we received notification that an interest refund claim filed with the Internal Revenue Service in 2009 had been accepted. The interest refund related to tax liabilities of our former life operations and a benefit of $0.6 million was recorded in Discontinued Operations in the first quarter of 2011.

Critical Accounting Estimates

Our Consolidated Financial Statements have been prepared in conformity with U.S. GAAP and include certain accounting policies that we consider to be critical due to the amount of judgment and uncertainty inherent in the application of those policies. While we believe that the amounts included in our Consolidated Financial Statements reflect out best judgment, the use of different assumptions could produce materially different accounting estimates. As disclosed in our 2010 Annual Report on Form 10-K, we believe the following accounting estimates are critical to our operations and require the most subjective and complex judgment:

•	Reserve for losses and loss expenses

•	Reinsurance recoverable balances

•	Pension benefit obligations

•	Other-than-temporary impairments (“OTTI”)

For a more detailed discussion of these critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2010.

Statutory Surplus of Insurance Subsidiaries

The following table reflects our consolidated statutory surplus:

(In millions)	March 31, 2011	December 31, 2010

Total Statutory Surplus – Combined P&C Companies	$1,776.6	$1,747.3

The consolidated statutory surplus increased $29.3 million during the first quarter of 2011, primarily due to underwriting results and net realized gains in the quarter. On April 15, 2011, a $99 million ordinary dividend was paid to the holding company by Hanover Insurance. See “Recent Developments” for additional information.

The NAIC prescribes an annual calculation regarding risk based capital (“RBC”). RBC ratios for regulatory purposes are expressed as a percentage of the capital required to be above the Authorized Control Level (the “Regulatory Scale”); however, in the insurance industry RBC ratios are widely expressed as a percentage of the Company Action Level. The following table reflects the Company Action Level, the Authorized Control Level and RBC ratios for Hanover Insurance, as of March 31, 2011, expressed both on the Industry Scale (Total Adjusted Capital divided by the Company Action Level) and Regulatory Scale (Total Adjusted Capital divided by Authorized Control Level):

(In millions, except ratios)	Company Action Level	Authorized Control Level	RBC Ratio Industry Scale	RBC Ratio Regulatory Scale

The Hanover Insurance Company	$570.9	$285.5	309%	618%

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

Net cash provided by operating activities was $24.2 million during the first quarter of 2011, as compared to net cash used in operations of $120.0 million during the first quarter of 2010. The change primarily resulted from a $100.0 million contribution made to our qualified defined benefit pension plan in 2010.

Net cash used in investing activities was $37.5 and $4.7 million during the quarters ended March 31, 2011 and 2010, respectively. During 2011, cash used was primarily related to net purchases of fixed maturities and equity securities. During 2010, cash used was primarily related to net purchases of fixed maturities as we invested a portion of the proceeds from our senior debt issuance. This was partially offset by proceeds received from the sale of equity securities, which were also reinvested in fixed maturities.

Net cash used in financing activities was $60.5 million during the first quarter of 2011, as compared to net cash provided by financing activities of $17.6 million during the first quarter of 2010. During 2011, cash used by financing activities primarily resulted from the repurchase of debt and for the payment of dividends to our shareholders. During 2010, cash provided by financing activities was primarily due to proceeds from the issuance, on February 23, 2010, of unsecured senior debentures. This was partially offset by repurchases of treasury stock, repayments of collateral related to our securities lending program, and payments of dividends to our shareholders.

As described below in “Recent Developments,” on April 20, 2011, we announced an offer to acquire Chaucer, subject to regulatory and shareholder approval and other terms and conditions. We anticipate that, upon closing of the transaction in the third quarter of 2011, we will make a payment to Chaucer shareholders of approximately $485 million (based upon the April 19, 2011 exchange rate of 1.63). Coincident with the announcement of our offer to acquire Chaucer, we entered into an acquisition bridge credit agreement (the “Bridge Agreement”) for a 364-day senior unsecured term loan facility. The Bridge Agreement provides for borrowings by us in an aggregate principal amount of up to $180.0 million. The Bridge Agreement is available only for the purposes of funding the proposed acquisition of Chaucer. The Bridge Agreement contains various conditions and covenants, including, but not limited to, payment of commitment and/or other fees, maintenance of a minimum net worth balance and a leverage ratio of less than 35%, adherence to various restrictions on the issuance of additional debt, and compliance with limitations on the acquisition or disposition of certain assets. Our current intention is to not draw on the Bridge Agreement and instead to issue senior unsecured debt in the principal amount of $250.0 million and use cash on hand to fund the acquisition, including a $99 million dividend paid to the holding company by Hanover Insurance on April 15, 2011.

At March 31, 2011, THG, as a holding company, held $379.0 million of fixed maturities and cash. Including the aforementioned dividend of $99 million and proceeds from either the Bridge Agreement or the contemplated senior debt issuance, we expect the holding company to hold assets sufficient to meet our obligations through the remainder of 2011, including the purchase of Chaucer, interest on our senior and junior debentures, our dividends to shareholders (as and to the extent declared), certain costs associated with benefits due to our former life employees and agents, and to the extent required, payments related to indemnification of liabilities associated with the sale of various subsidiaries.

Dividends to common shareholders are subject to quarterly board approval and declaration. During the first quarter of 2011, we paid a quarterly dividend, as declared by the Board, of $0.275 per share to our shareholders totaling $12.5 million. We believe that our holding company assets are sufficient to provide for future shareholder dividends should the Board of Directors declare them.

We expect to continue to generate sufficient positive operating cash to meet all short-term and long-term cash requirements relating to current operations, including the funding of our qualified defined benefit pension plan. Based upon the current estimate of liabilities and certain assumptions regarding investment returns and other factors, our qualified defined benefit pension plan is essentially fully funded as of March 31, 2011. As a result, we currently expect that significant cash contributions will not be required for this plan for several years. However, the ultimate payment amount is based on several assumptions, including but not limited to, the rate of return on plan assets, the discount rate for benefit obligations, mortality experience, interest crediting rates and the ultimate valuation and determination of benefit obligations. Since differences between actual plan experience and our assumptions are likely, changes to our funding obligations in future periods are possible.

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

Since October 2007 and through December 2010, our Board of Directors has authorized aggregate repurchases of our common stock of up to $500 million. Our repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. On March 30, 2010, we entered into an accelerated share repurchase agreement and utilized a portion of our existing share repurchase authorization for the immediate repurchase of 2.3 million of our common stock at a cost of $105.0 million. During the first quarter of 2011 we did not repurchase any additional shares of our common stock.

Additionally, from time to time, we may also repurchase debt. In December 2010, we repurchased $36.5 million of our Junior Debentures at a cost of $38.5 million, resulting in a $2.0 million loss on the repurchases. In February 2011, we repurchased an additional $48.0 million of our Junior Debentures at a cost of $50.5 million, resulting in a $2.5 million loss on the repurchase. Our Junior Debentures have a face value of $81.2 million as of March 31, 2011 and pay cumulative dividends semi-annually at 8.207% and mature February 3, 2027. We may decide to repurchase additional Junior Debentures or Senior Debentures on an opportunistic basis.

Off-Balance Sheet Arrangements

We currently do not have any material off-balance sheet arrangements that are reasonably likely to have a material effect on our financial position, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contingencies and Regulatory Matters

Information regarding contingencies and regulatory matters appears in Part I - Note 13 “Commitments and Contingencies” of the Notes to Interim Consolidated Financial Statements.

Recent Developments

On April 20, 2011, we announced the terms of an offer to acquire all of the shares of Chaucer, a UK based insurance business. Under the terms of the offer and subject to the satisfaction of certain specified conditions, shareholders of Chaucer would be entitled to receive 56.0 pence in cash for each Chaucer share, which includes 2.7 pence in cash for each Chaucer share related to a dividend previously announced by Chaucer. This results in an aggregate transaction value of approximately 313 million Pounds Sterling (“GBP”), or approximately $510 million (based upon the exchange rate on April 19, 2011 of 1.63). Excluding the dividend, which is payable by Chaucer prior to the expected closing date of the transaction, cash of approximately $485 million will be required by THG to settle this transaction.

We intend to fund this amount through a combination of funds on hand of approximately $235 million, and with the expected issuance of senior unsecured debt in the principal amount of $250 million. Funds on hand include a $99 million ordinary dividend paid to the holding company by Hanover Insurance on April 15, 2011. In order to meet certain “funds certain” requirements of The United Kingdom City Code on Takeovers and Mergers, we are required to have available sufficient resources to pay the cash consideration payable on consummation of the acquisition. In order to meet this requirement, we entered into a bridge credit agreement, as described above under “Liquidity and Capital Resources”, which provides for a 364-day senior unsecured term loan facility that provides for borrowings by us in an aggregate principal amount of up to $180.0 million. However, it is our current intention not to draw on this credit arrangement and instead issue the aforementioned senior debt.

On April 20, 2011, we entered into a foreign exchange forward contract which provides for an economic hedge between the agreed upon purchase price in GBP and currency fluctuations between the US dollar and GBP during the period from this date until such time this transaction closes.

The offer will be subject to a number of customary terms and conditions, including UK and US regulatory and other clearances, authorizations and approvals, as well as the requisite approvals of the Chaucer shareholders. We expect that the transaction will close during the third quarter of 2011.

Risks and Forward-Looking Statements

Information regarding risk factors and forward-looking information appears in Part II – Item 1A of this Quarterly Report on Form 10-Q and in Part I – Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. This Management’s Discussion and Analysis should be read and interpreted in light of such factors.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Our market risks, the ways we manage them, and sensitivity to changes in interest rates are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2010, included in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes in the first three months of 2011 to these risks or our management of them.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the internal control over financial reporting, as required by Rule 13a-15(d) of the Exchange Act, to determine whether any changes occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there was no such change during the quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Reference is made to “Commitments and Contingencies – Legal Proceedings” in Note 13 of the Notes to Interim Consolidated Financial Statements.

ITEM 1A - RISK FACTORS

This document contains, and management may make, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, may be forward-looking statements. When used in our Management’s Discussion and Analysis, the words: “believes”, “anticipates”, “expects”, “projections”, “outlook”, “should”, “could”, “plan”, “guidance”, “likely”, “on track to”, “targeted” and similar expressions are intended to identify forward-looking statements. We wish to caution readers that accuracy with respect to forward-looking projections is difficult and risks and uncertainties, in some cases, have affected and in the future could affect our actual results and could cause our actual results for the remainder of 2011 and beyond to differ materially from historical results and from those expressed in any of our forward-looking statements. We operate in a business environment that is continually changing, and as such, new risk factors may emerge over time. Additionally, our business is conducted in competitive markets and therefore involves a higher degree of risk. We cannot predict these new risk factors nor can we assess the impact, if any, that they may have on our business in the future. Some of the factors that could cause actual results to differ include, but are not limited to, the following:

•	changes in the demand for our products;

•	risks and uncertainties with respect to our ability to retain profitable policies in force and attract profitable policies;

•	adverse loss development;

•	changes in frequency and loss trends;

•	changes in regulation and economic conditions, particularly with respect to regions where we have geographical concentrations;

•	volatile and unpredictable developments, including severe weather and other natural physical events, catastrophes and terrorist actions;

•	risks and uncertainties with respect to our ability to collect all amounts due from reinsurers and to maintain current levels of reinsurance in the future at commercially reasonable rates, or at all;

•	heightened volatility, fluctuations in interest rates, inflationary pressures, default rates and other factors that affect investment returns from our investment portfolio;

•	risks and uncertainties associated with our participation in shared market mechanisms, mandatory reinsurance programs and mandatory and voluntary pooling arrangements;

•	an increase in mandatory assessments by state guaranty funds;

•	actions by our competitors, many of which are larger or have greater financial resources than we do;

•	loss or retirement of key employees;

•

operating difficulties and other unintended consequences from acquisitions and integration of acquired businesses, the introduction of new products and related technology changes and new operating models;

•	changes in our claims-paying and financial strength ratings;

•	negative changes in our level of statutory surplus;

•	risks and uncertainties with respect to our growth strategies;

•	our ability to declare and pay dividends;

•	changes in accounting principles and related financial reporting requirements;

•	errors or omissions in connection with the administration of any of our products;

•	risks and uncertainties with technology, data security and/or outsourcing relationships may negatively impact our ability to conduct business;

•	unfavorable judicial or legislative developments; and

•	other factors described in such forward-looking statements.

For a more detailed discussion of our risks and uncertainties, see also Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010. The factors listed below represent risks that have changed since our Annual Report on Form 10-K for the year ended December 31, 2010.

There can be no assurances that the proposed Acquisition of Chaucer will be consummated when anticipated, or at all.

We expect that the proposed acquisition of Chaucer Holdings PLC (“Chaucer” and such acquisition, the “Acquisition”) will close during the third quarter of 2011, but it is possible that the closing of the Acquisition may not occur when anticipated, if at all. The Acquisition is subject to a number of conditions, including approval by resolution passed at a Court-convened meeting of Chaucer shareholders by a majority in number of shareholders representing 75% in value of shareholders present and voting either in person or by proxy at the meeting. The Acquisition is also subject to receipt of certain anti-trust clearances and certain regulatory approvals and requires the sanction of the High Court of Justice of England and Wales. The Acquisition is to be effected in accordance with the U.K. City Code on Takeovers and Mergers and the terms and conduct of the proposed Acquisition will be subject to the jurisdiction of the U.K. Panel on Takeovers and Mergers. The Acquisition will be recommended to Chaucer shareholders by the Board of Directors of Chaucer, although such recommendation may in certain circumstances be withdrawn. A delay in the closing of the Acquisition or a failure to consummate the Acquisition may inhibit our ability to execute our business plan, and we cannot predict the resulting impact on our stock price if the Acquisition does not close.

We may not be able to obtain the financing for the Acquisition on the terms that we anticipate or at all.

If we are unable to obtain financing for the transaction or obtain such financing on the terms expected, the anticipated benefits of the transaction may not be realized and financial strength or credit rating services could reduce their outlooks or ratings for us.

Our Acquisition of Chaucer involves a number of integration risks. These risks could cause a material adverse effect on our business, financial position and results of operations and could cause the market value of our stock to decline.

If we were unable to successfully integrate Chaucer into our business, we could be impeded from realizing all of the benefits of the Acquisition. The integration process could disrupt our business and a failure to successfully integrate the two businesses could have a material adverse effect on our business, financial condition and results of operations. In addition, the integration of two formally unaffiliated companies could result in unanticipated problems, expenses, liabilities, competitive responses, loss of agent relationships, and diversion of management’s attention and may cause our stock price to decline. The difficulties of integrating an acquisition include, among others:

•	unanticipated issues in integrating information, communications and other systems;

•	unanticipated incompatibility of logistics, marketing and administration methods;

•	maintaining employee morale and retaining key employees;

•	integrating the business cultures of both companies;

•	preserving important strategic, reinsurance and other relationships;

•	integrating legal and financial controls in multiple jurisdictions;

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations;

•	the diversion of management’s attention from ongoing business concerns;

•	integrating geographically separate organizations;

•	significant transaction costs, including exchange rate fluctuations which could affect the cost of the Acquisition;

•	risks and uncertainties in our ability to increase the investment yield on the Chaucer investment portfolio;

•	risks uncertainties in our ability to decrease leverage as a result of adding future earnings to our capital base;

•	risks and uncertainties regarding the volatility of underwriting results in a combined entity;

•	an ability to more efficiently manage capital;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	an ability to improve renewal rates and increase new property and casualty policy counts;

•	an ability to increase or maintain certain property and casualty insurance rates (including with respect to UK motor business);

•	heightened competition (including rate pressure);

•	complying with laws, rules and regulations in multiple jurisdictions, including new and multiple employment regulations; and

•	the impact of new product introductions.

In addition, even if our businesses are integrated successfully, we may not realize the full benefits of the Acquisition, including the synergies, cost savings or underwriting or growth opportunities that we expect. It is possible that these benefits may not be achieved within the anticipated time frame, or at all.

Assuming the Acquisition is completed, we could face new and additional risks in connection with the acquired business of Chaucer which could cause a material adverse effect on our business, financial position and results of operations.

Upon the consummation of the Acquisition, we could be exposed to new and additional risks associated with the business and operations of Chaucer which could cause a material adverse effect on our business, financial position and results of operations; and, assuming the completion of the Acquisition, such risks effectively have been allocated to us as of April 20, 2011, the date of the offer to acquire the shares of Chaucer. The additional risks to which we may be exposed include, but are not limited to, the following:

•

an expansion of risks to which we are already subject as an insurance company, such as risk of adverse loss development, litigation, investment risks and the possibility of significant catastrophe losses (as a result of natural disasters, nuclear accidents, severe weather and terrorism) occurring in the countries in which Chaucer operates, and others;

•

the uncertainties in estimating man-made and natural catastrophe losses (including with respect to recent catastrophe losses in Australia, Chile, New Zealand and Japan which have affected Chaucer, and winter storm-related losses which have affected us);

•

risks relating to the application and interpretation of insurance and reinsurance contracts, particularly with respect to a complex international event such as the unfolding problems at the Fukushima Dai-ichi nuclear power complex in Japan and its impact on Lloyd’s Syndicate 1176, in which Chaucer has a 55% interest;

•	adverse and evolving state, federal and, with respect to Chaucer or the proposed combined companies, foreign legislation or regulation;

•	Chaucer’s exposure to currency risks and fluctuations, as a significant proportion of Chaucer’s business, is conducted in various currencies and in several countries outside the United States;

•	unexpected or overlapping concentrations of risk where one event or series of events can affect many insured parties; and

•	the impact on Chaucer of capital requirements under European Union Solvency II regulations.

Additionally, as a specialist in Lloyd’s insurance group, Chaucer is subject to a number of specific risk factors and uncertainties, including without limitation: its reliance on insurance and reinsurance brokers and distribution channels to distribute and market its products; its obligations to maintain funds at Lloyd’s to support its underwriting activities; its risk-based capital requirement being assessed periodically by Lloyd’s and being subject to variation; its reliance on ongoing approvals from Lloyd’s, the Financial Services Authority and other regulators to conduct its business; its obligations to contribute to the Lloyd’s New Central Fund and pay levies to Lloyd’s; its ongoing ability to benefit from the overall Lloyd’s credit rating; its ongoing ability to utilize Lloyd’s trading licenses in order to underwrite business outside the United Kingdom; its ongoing exposure to levies and charges in order to underwrite at Lloyd’s; and the requirement for it to maintain deposits in the United States for U.S. site risks it underwrites.

We cannot assure you that we will be able to adequately address these additional risks. If we are unable to do so, our operations might suffer.

As one of our consolidated companies, Chaucer and its subsidiaries will be subject to Sarbanes-Oxley and rules and regulations of the SEC and PCAOB.

Upon consummation of the Acquisition, Chaucer and its subsidiaries will become subsidiaries of our consolidated company, and will need to comply with the Sarbanes-Oxley Act of 2002 and the rules and regulations subsequently implemented by the Securities and Exchange Commission and the Public Company Accounting Oversight Board. We will need to ensure that Chaucer establishes and maintains effective disclosure controls, as well as internal controls and procedures for financial reporting.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Shares purchased in the first quarter of 2011 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
January 1 – 31, 2011	—	$—	—	$157,000,000
February 1 – 28, 2011	63,566	46.34	—	157,000,000
March 1 – 31, 2011	8,652	46.49	—	157,000,000

Total	72,218	$46.36	—	$157,000,000

The number of shares purchased reflect shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the vesting of restricted stock units.

ITEM 6 - EXHIBITS

EX – 2.1	Implementation Agreement by and among The Hanover Insurance Group, Inc., 440 Tessera Limited and Chaucer Holdings PLC, dated April 20, 2011 previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 21, 2011 and incorporated herein by reference.

EX – 10.1	Description of 2010 Executive Short-Term Incentive Compensation Program Awards, 2011 Executive Short-Term Incentive Compensation Program and 2011 Long-Term Incentive Compensation Program previously filed as Item 5.02 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 3, 2011 and incorporated herein by reference.

EX – 10.2	Credit Agreement between The Hanover Insurance Group, Inc., the banks and financial institutions listed on the signature pages thereof and Goldman Sachs Bank USA, as administrative agent, dated as of April 20, 2011 previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 21, 2011 and incorporated herein by reference.

EX – 31.1	Certification of the Chief Executive Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX – 31.2	Certification of the Chief Financial Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX – 32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

EX – 32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

EX – 101	The following materials from The Hanover Insurance Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Income for the three months ended March 31, 2011 and 2010; (ii) Consolidated Balance Sheets at March 31, 2011 and December 31, 2010; (iii) Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2011 and 2010; (iv) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2011 and 2010; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010, and (vi) related notes to these financial statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hanover Insurance Group, Inc
Registrant

May 6, 2011	/s/ Frederick H. Eppinger, Jr.
Date	Frederick H. Eppinger, Jr.
President, Chief Executive Officer
and Director

May 6, 2011	/s/ David B. Greenfield
Date	David B. Greenfield
Executive Vice President,
Chief Financial Officer and
Principal Accounting Officer