Form 10-Q
period 2011-06-30
HANOVER INSURANCE GROUP, INC.
filed 2011-08-09
CIK 944695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares outstanding of the registrant’s common stock was 45,462,909 as of August 2, 2011.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2011	2010	2011	2010
REVENUES
Premiums	$770.5	$697.8	$1,532.2	$1,364.3
Net investment income	61.0	61.8	121.4	122.9
Net realized investment gains (losses):
Net realized gains from sales and other	14.2	3.6	18.9	17.2
Net other–than–temporary impairment losses recognized in income	(0.8)	(3.4)	(2.2)	(6.1)

Total net realized investment gains	13.4	0.2	16.7	11.1

Fees and other income	9.0	8.5	17.4	16.6

Total revenues	853.9	768.3	1,687.7	1,514.9

LOSSES AND EXPENSES
Losses and loss adjustment expenses	617.5	498.4	1,128.5	930.0
Policy acquisition expenses	181.3	163.0	362.1	317.4
Interest expense	10.8	11.7	21.2	21.0
Other operating expenses	104.0	92.1	198.1	184.1

Total losses and expenses	913.6	765.2	1,709.9	1,452.5

(Loss) income before federal income taxes	(59.7)	3.1	(22.2)	62.4

Federal income tax (benefit) expense:
Current	(26.4)	(1.4)	(22.3)	(29.7)
Deferred	(0.9)	2.3	4.6	47.7

Total federal income tax (benefit) expense	(27.3)	0.9	(17.7)	18.0

(Loss) income from continuing operations	(32.4)	2.2	(4.5)	44.4
Gain (loss) from discontinued operations (net of income tax (expense) benefit of $(0.4) and $0.2 for the quarter ended June 30, 2011 and June 30, 2010 and $(0.1) and $0.1 for the six months ended June 30, 2011 and June 30, 2010)	0.6	0.1	2.0	(0.3)

Net (loss) income	$(31.8)	$2.3	$(2.5)	$44.1

PER SHARE DATA
Basic
(Loss) income from continuing operations	$(0.71)	$0.05	$(0.10)	$0.96
Gain from discontinued operations	0.01	—	0.04	—

Net (loss) income per share	$(0.70)	$0.05	$(0.06)	$0.96

Weighted average shares outstanding	45.4	44.9	45.4	46.2

Diluted
(Loss) income from continuing operations	$(0.71)	$0.05	$(0.10)	$0.95
Gain (loss) from discontinued operations	0.01	—	0.04	(0.01)

Net (loss) income per share	$(0.70)	$0.05	$(0.06)	$0.94

Weighted average shares outstanding	45.4	45.5	45.4	46.8

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except per share data)	June 30, 2011	December 31, 2010

ASSETS
Investments:
Fixed maturities, at fair value (amortized cost of $4,466.3 and $4,598.8)	$4,697.9	$4,797.9
Equity securities, at fair value (cost of $147.8 and $120.7)	164.2	128.6
Other investments	44.0	39.4

Total investments	4,906.1	4,965.9

Cash and cash equivalents	721.6	290.4
Accrued investment income	53.7	53.8
Premiums and accounts receivable, net	760.9	772.0
Reinsurance recoverable on paid and unpaid losses	1,280.9	1,254.2
Deferred policy acquisition costs	348.9	345.3
Deferred federal income taxes	173.1	177.4
Goodwill	178.8	179.2
Other assets	428.9	398.1
Assets of discontinued operations	128.4	133.6

Total assets	$8,981.3	$8,569.9

LIABILITIES
Loss and loss adjustment expense reserves	$3,406.4	$3,277.7
Unearned premiums	1,553.0	1,520.3
Expenses and taxes payable	519.0	541.7
Reinsurance premiums payable	33.1	34.4
Debt	857.9	605.9
Liabilities of discontinued operations	126.9	129.4

Total liabilities	6,496.3	6,109.4

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 20.0 million shares authorized, none issued	—	—
Common stock, $0.01 par value, 300.0 million shares authorized, 60.5 million shares issued	0.6	0.6
Additional paid-in capital	1,782.5	1,796.5
Accumulated other comprehensive income	182.5	136.7
Retained earnings	1,222.9	1,246.8
Treasury stock, at cost (15.3 and 15.6 million shares)	(703.5)	(720.1)

Total shareholders’ equity	2,485.0	2,460.5

Total liabilities and shareholders’ equity	$8,981.3	$8,569.9

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Six Months Ended June 30,
(In millions)	2011	2010
PREFERRED STOCK
Balance at beginning and end of period	$—	$—

COMMON STOCK
Balance at beginning and end of period	0.6	0.6

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	1,796.5	1,808.5
Employee and director stock-based awards and other	(14.0)	(11.8)

Balance at end of period	1,782.5	1,796.7

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
NET UNREALIZED APPRECIATION ON INVESTMENTS AND DERIVATIVE INSTRUMENTS:
Balance at beginning of period	218.3	107.7
Net appreciation during the period:
Net appreciation on available-for-sale securities and derivative instruments	41.0	125.7
Benefit (provision) for deferred federal income taxes	1.5	(31.5)

	42.5	94.2

Balance at end of period	260.8	201.9

DEFINED BENEFIT PENSION AND POSTRETIREMENT PLANS:
Balance at beginning of period	(81.6)	(78.9)
Amount recognized as net periodic benefit cost during the period	5.1	4.9
Provision for deferred federal income taxes	(1.8)	(1.7)

	3.3	3.2

Balance at end of period	(78.3)	(75.7)

Total accumulated other comprehensive income	182.5	126.2

RETAINED EARNINGS
Balance at beginning of period	1,246.8	1,141.1
Net (loss) income	(2.5)	44.1
Dividends to shareholders	(25.0)	(24.3)
Treasury stock issued for less than cost	(5.9)	(4.6)
Recognition of share-based compensation	9.5	6.7

Balance at end of period	1,222.9	1,163.0

TREASURY STOCK
Balance at beginning of period	(720.1)	(620.4)
Shares purchased at cost	—	(126.0)
Net shares reissued at cost under employee stock-based compensation plans	16.6	11.5

Balance at end of period	(703.5)	(734.9)

Total shareholders’ equity	$2,485.0	$2,351.6

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Net (loss) income	$(31.8)	$2.3	$(2.5)	$44.1

Other comprehensive income:
Available-for-sale securities:
Net appreciation during the period	37.3	66.3	37.5	121.4
Portion of other-than-temporary impairment losses transferred from other comprehensive income	2.1	1.7	5.4	4.3
(Provision) benefit for deferred federal income taxes	(2.3)	(11.2)	0.8	(31.5)

Total available-for-sale securities	37.1	56.8	43.7	94.2

Derivative instruments:
Net depreciation during the period	(1.9)	—	(1.9)	—
Benefit for deferred federal income taxes	0.7	—	0.7	—

Total derivative instruments	(1.2)	—	(1.2)	—

Pension and postretirement benefits:
Amortization recognized as net periodic benefit costs:
Net actuarial loss	3.8	4.3	7.7	8.6
Prior service cost	(1.3)	(1.5)	(2.6)	(2.9)
Transition asset	—	(0.4)	—	(0.8)

Total amortization recognized as net periodic benefit costs	2.5	2.4	5.1	4.9
Provision for deferred federal income taxes	(0.9)	(0.8)	(1.8)	(1.7)

Total pension and postretirement benefits	1.6	1.6	3.3	3.2

Other comprehensive income	37.5	58.4	45.8	97.4

Comprehensive income	$5.7	$60.7	$43.3	$141.5

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(In millions)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(2.5)	$44.1
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net loss from retirement of debt	2.2	—
Net realized investment gains	(16.4)	(10.4)
Net amortization and depreciation	7.6	7.8
Stock-based compensation expense	7.3	5.9
Amortization of deferred benefit plan costs	5.1	4.9
Deferred federal income taxes	4.9	47.6
Change in deferred acquisition costs	(3.5)	(42.1)
Change in premiums receivable, net of reinsurance premiums payable	9.8	(168.5)
Change in loss, loss adjustment expense and unearned premium reserves	157.4	189.9
Change in reinsurance recoverable	(24.2)	(3.7)
Change in expenses and taxes payable	(11.5)	(147.2)
Other, net	(33.5)	(20.8)

Net cash provided by (used in) operating activities	102.7	(92.5)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposals and maturities of fixed maturities	715.6	560.6
Proceeds from disposals of equity securities and other investments	2.9	29.9
Purchases of fixed maturities	(546.9)	(519.6)
Purchases of equity securities and other investments	(34.5)	(17.4)
Net cash used for business acquisitions	—	(12.6)
Capital expenditures	(4.5)	(4.3)
Net payments related to swap agreements	(1.9)	—

Net cash provided by investing activities	130.7	36.6

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of employee stock options	3.9	2.9
Proceeds from debt borrowings	304.9	198.0
Change in collateral related to securities lending program	(30.5)	(45.4)
Dividends paid to shareholders	(25.0)	(24.3)
Repurchases of debt	(57.2)	(0.4)
Repurchases of common stock	—	(130.6)
Other financing activities	(0.6)	(0.3)

Net cash provided by financing activities	195.5	0.5

Net change in cash and cash equivalents	428.9	(55.4)
Net change in cash related to discontinued operations	2.3	(0.2)
Cash and cash equivalents, beginning of period	290.4	316.5

Cash and cash equivalents, end of period	$721.6	$260.9

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

The interim consolidated financial statements of THG include the accounts of The Hanover Insurance Company (“Hanover Insurance”), and Citizens Insurance Company of America (“Citizens”), THG’s principal property and casualty companies; and certain other insurance and non-insurance subsidiaries. These legal entities conduct their operations through several business segments discussed in Note 10 – “Segment Information”. Additionally, the interim consolidated financial statements include the Company’s discontinued operations, consisting of the Company’s former life insurance businesses and its accident and health business. All intercompany accounts and transactions have been eliminated.

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

In the opinion of the Company’s management, the accompanying interim consolidated financial statements reflect all adjustments, consisting of normal recurring items, necessary for a fair presentation of the financial position and results of operations. The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2011.

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

In December 2010, the FASB issued ASC Update No. 2010-28 (Topic 350) When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force). This update modifies Step 1 of the goodwill impairment test for companies with zero or negative carrying amounts to require Step 2 of the goodwill impairment test to be performed if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. This ASC update is effective for annual and interim periods beginning after December 15, 2010. The Company has implemented this guidance as of January 1, 2011. The effect of implementing this guidance was not material to the Company’s financial position or results of operations.

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

Recently Issued Standards

In June 2011, the FASB issued ASC Update 2011-05 (Topic 220) Presentation of Comprehensive Income. This ASC update requires companies to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of income and other comprehensive income. The option to present items of other comprehensive income in the statement of changes in equity is eliminated. This ASC update should be applied retrospectively and is effective for interim and annual periods beginning after December 15, 2011. The Company expects that the implementation of this guidance will not have a significant impact to its financial statement presentation.

In May 2011, the FASB issued ASC Update 2011-04 (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASC update results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. The new guidance includes changes to how and when the valuation premise of highest and best use applies, clarification on the application of blockage factors and other premiums and discounts, as well as new and revised disclosure requirements. This ASC update is effective for interim and annual periods beginning after December 15, 2011. The Company is currently evaluating its fair value measurements to determine which, if any, of the measurement techniques that the Company uses will have to change as a result of the new guidance, and what additional disclosures will be required.

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

3. Acquisitions

On July 1, 2011, the Company completed the previously announced acquisition of Chaucer Holdings PLC (“Chaucer”). Shareholders of Chaucer received 53.3 pence for each Chaucer share, which was paid in either cash or loan notes to those shareholders who elected to receive such notes in lieu of cash. The closing of the acquisition followed approval of the transaction by Chaucer shareholders on June 7, 2011, subsequent court approval in the UK and regulatory approvals in various jurisdictions. The following table summarizes the transaction in both UK Pounds Sterling (“GBP”) and US Dollars:

Aggregate purchase price announced on April 20, 2011
based on 53.3p contract price	£297.7	$485.3
Actual consideration on July 14, 2011:
Cash	£287.4	$455.0
Loan notes	8.3	13.2
Foreign exchange forward settlement	—	11.3

Total	£295.7	$479.5

The difference between the aggregate purchase price at signing and closing is attributable to the effect of currency fluctuations between the GBP and the US dollar, as well as a change in outstanding shares.

In connection with the transaction, the Company entered into a foreign exchange forward contract, which provided for an economic hedge between the agreed upon purchase price of Chaucer in GBP and currency fluctuations between the GBP and US dollar prior to close. This contract effectively locked in the US dollar equivalent of the purchase price to be delivered in GBP and was settled at a loss of $11.3 million, of which $4.7 million was recognized as of June 30, 2011 and the remaining $6.6 million will be recognized in the third quarter of 2011. The loss on the contract was due to a decrease in the exchange rate between the GBP and US dollar and was more than offset by the lower US dollars required to meet the GBP based purchase price.

This payment was funded from the THG holding company, which included approximately $300 million of proceeds from the senior unsecured notes issued on June 17, 2011. See Note 4 – “Debt” for additional information.

On March 31, 2010, the Company acquired Campania Holding Company, Inc. (“Campania”) for a cash purchase price of approximately $24 million, subject to various terms and conditions. In the second quarter of 2011, the Company recognized an additional $2.8 million of consideration based upon the terms of the agreement. Campania specializes in insurance solutions for portions of the healthcare industry.

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

4. Debt

Debt consists of the following:

(In millions)	June 30, 2011	December 31, 2010
Senior debentures (unsecured) maturing March 1, 2020	$200.0	$200.0
Senior debentures (unsecured) maturing June 15, 2021	300.0	—
Senior debentures (unsecured) maturing October 15, 2025	121.6	121.6
Junior debentures	74.2	129.2
FHLBB borrowings	143.4	134.5
Capital securities	18.0	18.0
Surplus notes	4.0	4.0

Total principal debt	$861.2	$607.3
Unamortized fair value adjustment	(0.4)	(0.5)
Unamortized debt issuance costs	(2.9)	(0.9)

Total	$857.9	$605.9

On June 17, 2011, the Company issued $300 million aggregate principal amount of 6.375% senior unsecured notes due June 15, 2021. The senior debentures are subject to certain restrictive covenants, including limitations on the issuance or disposition of capital stock of restricted subsidiaries. These debentures pay interest semi-annually. The Company is in compliance with the covenants associated with this indenture.

In December 2010, the Company repurchased $36.5 million of Series B 8.207% Subordinated Deferrable Interest Debentures (“Junior Debentures”) at a cost of $38.5 million, resulting in a $2.0 million loss on the repurchase. On February 15, 2011, the Company repurchased $48.0 million of Junior Debentures at a cost of $50.5 million, resulting in a loss of $2.5 million on the repurchase. On June 28, 2011, the Company repurchased an additional $7.0 million of Junior Debentures at a cost of $6.7 million, resulting in a gain of $0.3 million on the repurchase. Total aggregate repurchases in 2011 were $55.0 million at a cost of $57.2 million, resulting in a net loss of $2.2 million.

The Company borrowed $125.0 million in 2009 from Federal Home Loan Bank of Boston (“FHLBB”). In July 2010, the Company committed to borrow an additional $46.3 million from FHLBB to finance the development of the City Square Project. These borrowings will be drawn in several increments from July 2010 to January 2012. These additional amounts mature on July 20, 2020 and carry fixed interest rates with a weighted average of 3.88%. Through June 30, 2011, the Company has borrowed $18.4 million under this arrangement. All interest associated with the $46.3 million will be capitalized through the construction phase of the City Square Project.

As collateral to FHLBB, Hanover Insurance pledged government agency securities with a fair value of $176.0 million and $162.7 million, for the aggregate borrowings of $143.4 million and $134.5 million as of June 30, 2011 and December 31, 2010, respectively. The fair value of the collateral pledged must be maintained at certain specified levels of the borrowed amount, which can vary depending on the type of assets pledged. The Company is in compliance with the covenants associated with these borrowings. If the fair value of this collateral declines below these specified levels, Hanover Insurance would be required to pledge additional collateral or repay outstanding borrowings. Hanover Insurance is permitted to voluntarily repay the outstanding borrowings at any time, subject to a repayment fee. As a requirement of membership in the FHLBB, Hanover Insurance maintains a certain level of investment in FHLBB stock. Total purchases of FHLBB stock were $8.7 million and $8.6 million at June 30, 2011 and December 31, 2010, respectively.

In April 2011, the Company entered into a bridge credit agreement for borrowings in an aggregate principal amount of up to $180 million to be used solely in connection with the acquisition of Chaucer. This bridge agreement terminated upon the issuance, on June 17, 2011, of the aforementioned $300 million aggregate principal amount of 6.375% senior unsecured notes. See Note 3 – “Acquisitions” for additional information.

5. Federal Income Taxes

Federal income tax expense for the six months ended June 30, 2011 and 2010 has been computed using estimated effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect current estimates of the annual effective tax rates.

The Company and its subsidiaries file a consolidated income tax return in the U.S. federal jurisdiction. They are no longer subject to U.S. federal income tax examinations for years prior to 2005. Certain issues remain open for the 2005 and 2006 tax years and the Company remains under audit for 2007 and 2008. In addition, the Company and its subsidiaries file income tax returns in various state jurisdictions and are generally not subject to state income tax examinations for years prior to 2002.

6. Pension and Other Postretirement Benefit Plans

The components of net periodic pension cost for defined benefit pension and other postretirement benefit plans included in the Company’s results of operations are as follows:

	Quarter Ended June 30,
(In millions)	2011	2010	2011	2010
	Pension Benefits		Postretirement Benefits
Service cost – benefits earned during the period	$—	$—	$—	$0.1
Interest cost	7.9	8.1	0.6	0.6
Expected return on plan assets	(8.6)	(8.7)	—	—
Recognized net actuarial loss	3.7	4.2	0.1	0.1
Amortization of transition asset	—	(0.4)	—	—
Amortization of prior service cost	—	—	(1.3)	(1.5)

Net periodic cost (benefit)	$3.0	$3.2	$(0.6)	$(0.7)

	Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
	Pension Benefits		Postretirement Benefits
Service cost – benefits earned during the period	$—	$—	$—	$0.1
Interest cost	15.8	16.3	1.2	1.3
Expected return on plan assets	(17.1)	(17.5)	—	—
Recognized net actuarial loss	7.5	8.4	0.2	0.2
Amortization of transition asset	—	(0.8)	—	—
Amortization of prior service cost	—	—	(2.6)	(2.9)

Net periodic cost (benefit)	$6.2	$6.4	$(1.2)	$(1.3)

7. Investments

A. Fixed maturities and equity securities

The amortized cost and fair value of available-for-sale fixed maturities and the cost and fair value of equity securities were as follows:

	June 30, 2011
(In millions)	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI Unrealized Losses
Fixed maturities:
U.S. Treasury and government agencies	$212.2	$4.3	$2.1	$214.4	$—
Municipal	944.2	34.1	9.2	969.1	—
Corporate	2,260.3	179.5	22.7	2,417.1	16.1
Residential mortgage-backed	669.5	39.3	9.2	699.6	6.7
Commercial mortgage-backed	339.9	14.7	0.5	354.1	—
Asset-backed	40.2	3.4	—	43.6	—

Total fixed maturities	$4,466.3	$275.3	$43.7	$4,697.9	$22.8

Equity securities	$147.8	$17.0	$0.6	$164.2	$—

	December 31, 2010
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI Unrealized Losses
Fixed maturities:
U.S. Treasury and government agencies	$259.4	$5.0	$3.2	$261.2	$—
Municipal	952.7	21.3	19.3	954.7	—
Corporate	2,276.0	174.6	30.2	2,420.4	19.5
Residential mortgage-backed	704.2	41.8	11.9	734.1	8.3
Commercial mortgage-backed	349.3	18.3	1.0	366.6	—
Asset-backed	57.2	3.7	—	60.9	—

Total fixed maturities	$4,598.8	$264.7	$65.6	$4,797.9	$27.8

Equity securities	$120.7	$9.8	$1.9	$128.6	$—

Other-than-temporary impairments (“OTTI”) unrealized losses in the tables above represent OTTI recognized in accumulated other comprehensive income. This amount excludes net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date of $32.3 million and $36.1 million as of June 30, 2011 and December 31, 2010, respectively.

The amortized cost and fair value by maturity periods for fixed maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or the Company may have the right to put or sell the obligations back to the issuers.

(In millions)	June 30, 2011
	Amortized Cost	Fair Value
Due in one year or less	$164.8	$167.3
Due after one year through five years	1,100.8	1,182.8
Due after five years through ten years	1,458.8	1,544.3
Due after ten years	692.3	706.2

	3,416.7	3,600.6
Mortgage-backed and asset-backed securities	1,049.6	1,097.3

Total fixed maturities	$4,466.3	$4,697.9

B. Derivative Instruments

The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to manage significant unplanned fluctuations in earnings that may be caused by foreign currency exchange and interest rate volatility.

In April 2011, the Company entered into a foreign currency forward contract as an economic hedge of the foreign currency exchange risk embedded in the purchase price of Chaucer, which was denominated in UK Pounds Sterling (“GBP”). For the quarter and six months ended June 30, 2011, the Company recorded a loss of $4.7 million, reflected in other operating expenses in the Consolidated Statements of Income. At June 30, 2011, the fair value of the derivative liability of $4.7 million was included in Expenses and taxes payable in the Consolidated Balance Sheets. This contract had a notional amount of £297.9 million and was settled on July 14, 2011. An additional loss of $6.6 million from this contract will be recognized during the third quarter of 2011. Since a foreign currency hedge in which the hedged item is a forecasted transaction relating to a business combination does not qualify for hedge accounting under ASC 815, Derivatives and Hedging (“ASC 815”), the Company did not apply hedge accounting to this transaction. The foreign currency forward was in a loss position at June 30, 2011, therefore, the Company paid collateral, in the form of cash and cash equivalents, with a fair value of $5.1 million to its counterparty. See Note 3 – “Acquisitions” for additional information.

In May 2011, the Company entered into a treasury lock forward agreement to hedge the interest rate risk associated with the planned issuance of senior debt, which was completed on June 17, 2011. This hedge qualified as a cash flow hedge under ASC 815. It matured in June 2011 and resulted in a loss of $1.9 million, which was recorded in accumulated other comprehensive income and will be recognized as an expense over the term of the senior notes. All components of the derivative’s loss were included in the assessment of hedge effectiveness. There was no ineffectiveness on this hedge. The Company expects $0.2 million to be reclassified into expense over the next 12 months.

C. Securities in an unrealized loss position

The following tables provide information about the Company’s fixed maturities and equity securities that were in an unrealized loss position at June 30, 2011 and December 31, 2010.

	June 30, 2011
	12 months or less		Greater than 12 months		Total
(In millions)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Fixed maturities:
Investment grade:
U.S. Treasury and government agencies	$1.8	$70.0	$0.3	$15.7	$2.1	$85.7
Municipal	3.0	147.9	6.2	79.9	9.2	227.8
Corporate	3.5	167.5	8.3	58.6	11.8	226.1
Residential mortgage-backed	2.1	81.0	7.1	25.1	9.2	106.1
Commercial mortgage-backed	0.2	18.6	0.3	4.7	0.5	23.3

Total investment grade	10.6	485.0	22.2	184.0	32.8	669.0
Below investment grade:
Corporate	1.1	53.6	9.8	89.2	10.9	142.8

Total fixed maturities	11.7	538.6	32.0	273.2	43.7	811.8

Equity securities	0.6	14.9	—	—	0.6	14.9

Total	$12.3	$553.5	$32.0	$273.2	$44.3	$826.7

	December 31, 2010
	12 months or less		Greater than 12 months		Total
(In millions)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Fixed maturities:
Investment grade:
U.S. Treasury and government agencies	$2.7	$84.9	$0.5	$16.4	$3.2	$101.3
Municipal	10.3	289.1	9.0	86.7	19.3	375.8
Corporate	6.7	256.1	10.5	66.8	17.2	322.9
Residential mortgage-backed	3.1	89.1	8.8	31.0	11.9	120.1
Commercial mortgage-backed	0.1	13.1	0.9	7.3	1.0	20.4

Total investment grade	22.9	732.3	29.7	208.2	52.6	940.5

Below investment grade:
Corporate	1.0	51.1	12.0	90.0	13.0	141.1

Total fixed maturities	23.9	783.4	41.7	298.2	65.6	1,081.6

Equity securities	1.9	45.8	—	—	1.9	45.8

Total	$25.8	$829.2	$41.7	$298.2	$67.5	$1,127.4

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

D. Other-than-temporary impairments

For the three months ended June 30, 2011, total OTTI of fixed maturities were $0.5 million. Of this amount, $0.8 million was recognized in earnings, including $0.3 million that was transferred from unrealized losses in accumulated other comprehensive income. For the first six months of 2011, total OTTI of fixed maturities and equity securities were $1.7 million. Of this amount, $2.2 million was recognized in earnings, including $0.5 million that was transferred from unrealized losses in accumulated other comprehensive income.

For the three months ended June 30, 2010, total OTTI of fixed maturities and equity securities was $2.8 million. Of this amount, $3.4 million was recognized in earnings, including $0.6 million that was transferred from unrealized losses in accumulated other comprehensive income. For the first six months of 2010, total OTTI of fixed maturities and equity securities was $3.3 million. Of this amount, $6.1 million was recognized in earnings, including $2.8 million that was transferred from unrealized losses in accumulated other comprehensive income.

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

(In millions)	Quarter Ended June 30		Six Months Ended June 30,
	2011	2010	2011	2010
Credit losses, beginning of period	$16.3	$21.4	$16.7	$20.0
Credit losses for which an OTTI was not previously recognized	—	0.1	—	0.3
Additional credit losses on securities for which an OTTI was previously recognized	—	0.6	0.2	2.2
Reductions for securities sold or matured during the period	(0.7)	(2.6)	(1.3)	(3.0)
Reduction for securities reclassified as intend to sell	(0.8)	—	(0.8)	—

Credit losses, end of period	$14.8	$19.5	$14.8	$19.5

E. Proceeds from sales

Proceeds from sales of available-for-sale securities and the gross realized gains and losses on those sales were as follows:

	Quarter Ended June 30,
	2011			2010
(In millions)	Proceeds from Sales	Gross Gains	Gross Losses	Proceeds from Sales	Gross Gains	Gross Losses
Fixed maturities	$297.3	$11.7	$0.2	$80.9	$3.5	$1.3
Equity securities	1.8	0.4	—	0.7	—	—

	Six Months Ended June 30,
	2011			2010
(In millions)	Proceeds from Sales	Gross Gains	Gross Losses	Proceeds from Sales	Gross Gains	Gross Losses
Fixed maturities	$403.8	$15.9	$1.0	$176.1	$9.5	$1.3
Equity securities	1.8	0.4	—	25.8	6.2	—

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

Fixed Maturities

Level 1 securities generally include U.S. Treasury issues and other securities that are highly liquid and for which quoted market prices are available. Level 2 securities are valued using pricing for similar securities and pricing models that incorporate observable inputs including, but not limited to, yield curves and issuer spreads. Level 3 securities include issues for which little observable data can be obtained, primarily due to the illiquid nature of the securities, and for which significant inputs used to determine fair value are based on the Company’s own assumptions. Non-binding broker quotes are also included in Level 3.

The Company utilizes a third party pricing service for the valuation of the majority of its fixed maturity securities and receives one quote per security. When quoted market prices in an active market are available, they are provided by the pricing service as the fair value and such values are classified as Level 1. Since fixed maturities other than U.S. Treasury securities generally do not trade on a daily basis, the pricing service prepares estimates of fair value for those securities using pricing applications based on a market approach. Inputs into the fair value pricing applications which are common to all asset classes include benchmark U.S. Treasury security yield curves, reported trades of identical or similar fixed maturity securities, broker/dealer quotes of identical or similar fixed maturity securities and structural characteristics of the security, such as maturity date, coupon, mandatory principal payment dates, frequency of interest and principal payments and optional principal redemption features. Inputs into the fair value applications that are unique by asset class include, but are not limited to:

•

Municipals – overall credit quality, including assessments of the level and variability of: sources of payment such as income, sales or property taxes, levies or user fees; credit support such as insurance; state or local economic and political base; natural resource availability; and susceptibility to natural or man-made catastrophic events such as hurricanes, earthquakes or acts of terrorism.

•

Corporate fixed maturities – overall credit quality, including assessments of the level and variability of: industry economic sensitivity; company financial policies; quality of management; regulatory environment; competitive position; indenture restrictive covenants; and security or collateral.

•

Residential mortgage-backed securities – estimates of prepayment speeds based upon: historical prepayment rate trends; underlying collateral interest rates; geographic concentration; vintage year; borrower credit quality characteristics; interest rate and yield curve forecasts; U.S. government support programs; tax policies; and delinquency/default trends; and, in the case of non-agency collateralized mortgage obligations, severity of loss upon default and length of time to recover proceeds following default.

•

Commercial mortgage-backed securities – overall credit quality, including assessments of the level and variability of: collateral type such as office, retail, residential, lodging, or other; geographic concentration by region, state, metropolitan statistical area and locale; vintage year; historical collateral performance including defeasance, delinquency, default and special servicer trends; and capital structure support features.

•

Asset-backed securities – overall credit quality, including assessments of the underlying collateral type such as credit card receivables, auto loan receivables, equipment lease receivables and real property lease receivables; geographic diversification; vintage year; historical collateral performance including delinquency, default and casualty trends; economic conditions influencing use rates and resale values; and contract structural support features.

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

Derivative Instruments

The Company’s derivatives are traded in the over-the-counter (“OTC”) derivative market and are classified as Level 2 in the fair value hierarchy. The Company’s counterparty in the derivative agreements is a highly rated major financial institution. OTC derivatives classified as Level 2 are valued using discounted cash flow models widely accepted in the financial services industry that use actively quoted or observable market input values from external market data providers, third party pricing vendors and/or recent trading activity. Key assumptions include the contractual terms of the contracts along with significant observable inputs including currency rates, interest rates and non-performance risk. The Company uses mid-market pricing in determining its best estimate of fair value.

Legal Indemnities

Fair values are estimated using probability-weighted discounted cash flow analyses.

Debt

If available, the fair value of debt is estimated based on quoted market prices. If a quoted market price is not available, fair values are estimated using discounted cash flows that are based on current interest rates and yield curves for debt issuances with maturities and credit risks consistent with the debt being valued.

The estimated fair values of the financial instruments were as follows:

(In millions)	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and cash equivalents	$721.6	$721.6	$290.4	$290.4
Fixed maturities	4,697.9	4,697.9	4,797.9	4,797.9
Equity securities	164.2	164.2	128.6	128.6
Mortgage loans	5.1	5.4	5.5	5.8

Total financial assets	$5,588.8	$5,589.1	$5,222.4	$5,222.7

Financial Liabilities
Derivative instruments	$4.7	$4.7	$—	$—
Legal indemnities	5.6	5.6	5.4	5.4
Debt	857.9	872.7	605.9	603.9

Total financial liabilities	$868.2	$883.0	$611.3	$609.3

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

The Company currently holds fixed maturity securities, equity securities and a derivative instrument for which fair value is determined on a recurring basis. The following tables provide, for each hierarchy level, the Company’s assets and liabilities that were measured at fair value at June 30, 2011 and December 31, 2010. Equity securities exclude FHLBB common stock of $8.7 million at June 30, 2011 and $8.6 million at December 31, 2010, which is carried at cost.

	June 30, 2011
(In millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$214.4	$94.6	$119.8	$—
Municipal	969.1	—	953.0	16.1
Corporate	2,417.1	—	2,380.3	36.8
Residential mortgage-backed, U.S. agency backed	598.6	—	598.6	—
Residential mortgage-backed, non-agency	101.0	—	100.5	0.5
Commercial mortgage-backed	354.1	—	349.0	5.1
Asset-backed	43.6	—	30.1	13.5

Total fixed maturities	4,697.9	94.6	4,531.3	72.0
Equity securities	155.5	127.7	24.9	2.9

Total investment assets at fair value	$4,853.4	$222.3	$4,556.2	$74.9

Liabilities:
Derivative instruments	$4.7	$—	$4.7	$—

	December 31, 2010
	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$261.2	$124.0	$137.2	$—
Municipal	954.7	—	938.1	16.6
Corporate	2,420.4	—	2,392.2	28.2
Residential mortgage-backed, U.S. agency backed	600.4	—	600.4	—
Residential mortgage-backed, non-agency	133.7	—	132.9	0.8
Commercial mortgage-backed	366.6	—	361.1	5.5
Asset-backed	60.9	—	47.4	13.5

Total fixed maturities	4,797.9	124.0	4,609.3	64.6
Equity securities	120.0	106.6	10.5	2.9

Total investment assets at fair value	$4,917.9	$230.6	$4,619.8	$67.5

The table below provides a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fixed Maturities						Equities	Total Assets
(In millions)	Municipal	Corporate	Residential mortgage- backed, non- agency	Commercial mortgage- backed	Asset- backed	Total
Quarter Ended June 30, 2011
Balance April 1, 2011	$15.9	$34.3	$0.6	$5.3	$13.4	$69.5	$2.9	$72.4
Transfers out of Level 3	—	(6.5)	—	—	—	(6.5)	—	(6.5)
Total gains:
Included in other comprehensive income	0.5	0.2	—	—	0.3	1.0	—	1.0
Purchases and sales:
Purchases	—	8.9	—	—	—	8.9	—	8.9
Sales	(0.3)	(0.1)	(0.1)	(0.2)	(0.2)	(0.9)	—	(0.9)

Balance June 30, 2011	$16.1	$36.8	$0.5	$5.1	$13.5	$72.0	$2.9	$74.9

Quarter Ended June 30, 2010
Balance April 1, 2010	$15.2	$35.8	$1.4	$5.9	$17.6	$75.9	$2.8	$78.7
Transfers out of Level 3	—	—	—	—	(2.0)	(2.0)	—	(2.0)
Total gains:
Included in other comprehensive income	0.1	0.7	—	0.1	0.4	1.3	—	1.3
Purchases and sales:
Purchases	—	—	—	—	—	—	—	—
Sales	(0.4)	(5.3)	(0.3)	(0.1)	(0.3)	(6.4)	—	(6.4)

Balance June 30, 2010	$14.9	$31.2	$1.1	$5.9	$15.7	$68.8	$2.8	$71.6

Six Months Ended June 30, 2011
Balance January 1, 2011	$16.6	$28.2	$0.8	$5.5	$13.5	$64.6	$2.9	$67.5
Transfers into Level 3	—	3.7	—	—	—	3.7	—	3.7
Transfers out of Level 3	—	(6.5)	—	—	—	(6.5)	—	(6.5)
Total gains (losses):
Included in earnings	—	—	—	—	—	—	(0.5)	(0.5)
Included in other comprehensive income	0.1	0.3	—	—	0.3	0.7	0.5	1.2
Purchases and sales:
Purchases	—	11.8	—	—	—	11.8	—	11.8
Sales	(0.6)	(0.7)	(0.3)	(0.4)	(0.3)	(2.3)	—	(2.3)

Balance June 30, 2011	$16.1	$36.8	$0.5	$5.1	$13.5	$72.0	$2.9	$74.9

Six Months Ended June 30, 2010
Balance January 1, 2010	$15.5	$28.9	$—	$6.2	$9.2	$59.8	$2.8	$62.6
Transfers into Level 3	—	6.6	—	—	6.9	13.5	—	13.5
Transfer out of Level 3	—	—	—	—	(2.0)	(2.0)	—	(2.0)
Total gains (losses):
Included in earnings	—	0.1	—	—	—	0.1	(0.3)	(0.2)
Included in other comprehensive income	0.2	1.0	—	—	0.2	1.4	0.3	1.7
Purchases and sales:
Purchases	—	0.3	1.4	—	2.0	3.7	—	3.7
Sales	(0.8)	(5.7)	(0.3)	(0.3)	(0.6)	(7.7)	—	(7.7)

Balance June 30, 2010	$14.9	$31.2	$1.1	$5.9	$15.7	$68.8	$2.8	$71.6

During the six months ended June 30, 2011 and 2010, the Company transferred fixed maturities between Level 2 and Level 3 primarily as a result of assessing the significance of unobservable inputs on the fair value measurement. There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2011 or 2010.

For the quarters ended June 30, 2011 or 2010, there was no impact on income relating to Level 3 securities. The following table summarizes gains and losses due to changes in fair value that are recorded in net income for Level 3 assets for the six months ended June 30, 2011 and 2010.

	2011	2010
(In millions)	Other-than- temporary impairments	Other-than- temporary impairments	Net realized investment gains	Total
Level 3 Assets:
Fixed maturities:
Corporate	$—	$—	$0.1	$0.1
Equity securities	(0.5)	(0.3)	—	(0.3)

Total assets	$(0.5)	$(0.3)	$0.1	$(0.2)

There were no Level 3 liabilities held by the Company for the six months ended June 30, 2011 and 2010.

9. Other Comprehensive Income

The following table provides a reconciliation of gross unrealized investment gains (losses) to the net balance shown in the Consolidated Statements of Comprehensive Income:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Unrealized appreciation on available-for-sale securities:
Unrealized gains arising during period, net of income tax (expense) benefit of $(0.1) and $(11.0) for the quarter ended June 30, 2011 and 2010 and $5.1 and $(31.7) for the six months ended June 30, 2011 and 2010	$52.7	$57.2	$64.3	$103.3
Less: reclassification adjustment for gains included in net income, net of income tax benefit (expense) of $2.2 and $0.2 for the quarter ended June 30, 2011 and 2010 and $4.3 and $(0.2) for the six months ended June 30, 2011 and 2010	15.6	0.4	20.6	9.1

Total available-for-sale securities	37.1	56.8	43.7	94.2

Unrealized depreciation on derivative instruments:
Unrealized losses arising during period, net of income tax benefit of $0.7 for the quarter and six months ended June 30, 2011	(1.2)	—	(1.2)	—

Other comprehensive income	$35.9	$56.8	$42.5	$94.2

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

The Company’s consolidated net (loss) income includes the results of its three operating segments (segment (loss) income), which we evaluate on a pre-tax basis, and our interest expense on debt. Segment (loss) income excludes certain items which are included in net (loss) income, such as federal income taxes and net realized investment gains and losses, because fluctuations in these gains and losses are determined by interest rates, financial markets and timing of sales. Also, segment (loss) income excludes net gains and losses on disposals of businesses, discontinued operations, net gains and losses on derivative transactions, costs to acquire businesses, restructuring costs, extraordinary items, the cumulative effect of accounting changes and certain other items. Although the items excluded from segment (loss) income may be significant components in understanding and assessing the Company’s financial performance, management believes that the presentation of segment income enhances an investor’s understanding of the Company’s results of operations by highlighting net income attributable to the core operations of the business. However, segment (loss) income should not be construed as a substitute for net (loss) income determined in accordance with generally accepted accounting principles.

Summarized below is financial information with respect to business segments:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Segment revenues:
Commercial Lines	$447.9	$365.9	$887.2	$702.1
Personal Lines	388.2	397.9	774.9	793.2
Other Property and Casualty	5.6	5.5	11.4	10.8

Total	841.7	769.3	1,673.5	1,506.1
Intersegment revenues	(1.2)	(1.2)	(2.5)	(2.3)

Total segment revenues	840.5	768.1	1,671.0	1,503.8
Net realized investment gains	13.4	0.2	16.7	11.1

Total revenues	$853.9	$768.3	$1,687.7	$1,514.9

Segment (loss) income before federal income taxes:
Commercial Lines:
GAAP underwriting loss	$(59.5)	$(16.0)	$(75.3)	$(24.8)
Net investment income	34.0	32.3	67.6	64.3
Other income	0.8	0.6	1.4	0.2

Commercial Lines segment (loss) income	(24.7)	16.9	(6.3)	39.7
Personal Lines:
GAAP underwriting loss	(47.1)	(30.6)	(40.9)	(23.9)
Net investment income	23.1	25.6	45.8	51.2
Other income	1.1	1.5	2.3	3.7

Personal Lines segment (loss) income	(22.9)	(3.5)	7.2	31.0
Other Property and Casualty:
GAAP underwriting income	—	—	0.1	0.3
Net investment income	3.9	3.9	8.0	7.4
Other net expenses	(3.1)	(2.7)	(6.0)	(6.1)

Other Property and Casualty segment income	0.8	1.2	2.1	1.6
Total	(46.8)	14.6	3.0	72.3
Interest expense on debt	(10.8)	(11.7)	(21.2)	(21.0)

Segment (loss) income before federal income taxes	(57.6)	2.9	(18.2)	51.3
Adjustments to segment income:
Net realized investment gains	13.4	0.2	16.7	11.1
Costs related to acquired businesses	(11.1)	—	(13.8)	—
Loss on derivative instruments	(4.7)	—	(4.7)	—
Gain (loss) from retirement of debt	0.3	—	(2.2)	—

(Loss) income before federal income taxes	$(59.7)	$3.1	$(22.2)	$62.4

The following table provides identifiable assets for the Company’s business segments and discontinued operations:

(In millions)	June 30, 2011	December 31, 2010
Property and Casualty	$8,852.9	$8,436.3
Discontinued operations	128.4	133.6

Total	$8,981.3	$8,569.9

The Company does not allocate assets between the Commercial Lines, Personal Lines and Other Property and Casualty segments.

11. Stock-based Compensation

Compensation cost and the related tax benefits were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Stock-based compensation expense	$2.6	$2.7	$6.0	$5.5
Tax benefit	(0.9)	(0.9)	(2.1)	(1.9)

Stock-based compensation expense, net of taxes	$1.7	$1.8	$3.9	$3.6

Stock Options

Information on the Company’s stock option plan activity is summarized as follows:

	Six Months Ended June 30,
	2011		2010
(In whole shares and dollars)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	2,843,909	$39.22	3,131,142	$39.16
Granted	297,000	46.47	389,750	42.45
Exercised	(118,014)	33.13	(83,420)	34.98
Forfeited or cancelled	(18,250)	37.39	(88,930)	44.10
Expired	(256,250)	57.00	(125,400)	44.91

Outstanding, end of period	2,748,395	38.62	3,223,142	39.31

Restricted Stock Units

The following tables summarize activity information about employee restricted stock units:

	Six Months Ended June 30,
	2011		2010
(In whole shares and dollars)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Time-based restricted stock units:
Outstanding, beginning of period	838,129	$40.93	700,904	$41.12
Granted	111,496	46.10	341,104	42.55
Vested	(187,123)	45.14	(109,057)	48.28
Forfeited	(21,944)	41.54	(56,894)	40.46

Outstanding, end of period	740,558	40.63	876,057	40.83

Performance-based restricted stock units:
Outstanding, beginning of period	101,680	$39.62	145,635	$42.79
Granted	42,500	46.47	41,250	42.15
Vested	(25,055)	45.21	(31,558)	48.46
Forfeited	—	—	(15,352)	47.64

Outstanding, end of period	119,125	40.89	139,975	40.79

Time-based restricted stock units granted in the first six months of 2011 were significantly lower compared to the first six months of 2010 due to a shift in awards granted in 2011 from time-based restricted stock units to time-based cash awards.

Performance based restricted stock units are based upon the achievement of the performance metric at 100%. These units have the potential to range from 0% to 150% of the shares disclosed, which varies based on grant year and individual participation level. Increases to the 100% target level are reflected as granted in the period in which performance-based stock unit goals are achieved. Decreases to the 100% target level are reflected as forfeited. In the first six months of 2010, performance-based stock units of 11,472 were included as forfeited due to completion levels less than 100% for units granted in 2007.

12. Earnings Per Share and Shareholders’ Equity Transactions

The following table provides weighted average share information used in the calculation of the Company’s basic and diluted earnings per share:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2011	2010	2011	2010
Basic shares used in the calculation of earnings per share	45.4	44.9	45.4	46.2
Dilutive effect of securities:
Employee stock options	—	0.3	—	0.3
Non-vested stock grants	—	0.3	—	0.3

Diluted shares used in the calculation of earnings per share	45.4	45.5	45.4	46.8

Per share effect of dilutive securities on (loss) income from continuing operations	$—	$—	$—	$(0.01)

Per share effect of dilutive securities on net (loss) income	$—	$—	$—	$(0.02)

Diluted earnings per share for the quarter ended June 30, 2011 and 2010 excludes 1.9 million and 1.4 million, respectively, of common shares issuable under the Company’s stock compensation plans, because their effect would be antidilutive. Diluted earnings per share for the six months ended June 30, 2011 and 2010 excludes 2.2 million and 1.6 million, respectively, of common shares issuable under the Company’s stock compensation plans, because their effect would be antidilutive.

During the first six months of 2011, the Company paid two quarterly dividends of 27.5 cents ($0.275) per share each to its shareholders totaling $25.0 million.

Since October 2007 and through June 2011, the Company’s Board of Directors has authorized aggregate repurchases of the Company’s common stock of up to $500 million. As of June 30, 2011, the Company has $157 million available for repurchases under these repurchase authorizations. The Company may repurchase its common stock from time to time, in amounts and prices and at such times as deemed appropriate, subject to market conditions and other considerations. The Company’s repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. The Company is not required to purchase any specific number of shares or to make purchases by any certain date under this program. On March 30, 2010, the Company entered into an accelerated share repurchase agreement for the immediate repurchase of 2.3 million shares of the Company’s common stock at a cost of $105.0 million. During the first six months of 2011 the Company did not repurchase any additional shares of common stock.

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

On March 5, 2009, the court issued an Order granting in part and denying in part a Motion to Dismiss filed by Defendants. The court dismissed all claims for bad faith and breach of fiduciary duty and all claims for flood damages under policies with flood exclusions or asserted under Louisiana’s Valued Policy Law, but rejected the insurers’ arguments that the purported assignments from individual claimants to the state were barred by anti-assignment provisions in the insurers’ policies. On April 30, 2009, Defendants filed a Petition for Permission to Appeal to the United States Court of Appeals for the Fifth Circuit (the “Fifth Circuit”), which was granted. On July 28, 2010, the Fifth Circuit certified the anti-assignment issue to the Louisiana Supreme Court. On May 10, 2011, the Supreme Court of Louisiana issued a decision holding that the anti-assignment provisions were not violative of public policy. The court also indicated, however, that such provisions would only serve to bar post-loss assignments if they clearly and unambiguously expressed that they apply to post-loss assignments. On June 28, 2011, the Fifth Circuit remanded the case to the Federal District Court for further proceedings consistent with the Louisiana’s Supreme Court’s opinion.

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

14. Subsequent Events

There were no subsequent events requiring adjustment to the financial statements, and, other than the acquisition of Chaucer described in Note 3 – “Acquisitions”, no additional disclosures required in the notes to the interim consolidated financial statements.

PART I

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist readers in understanding the interim consolidated results of operations and financial condition of The Hanover Insurance Group, Inc. and subsidiaries (“THG”) and should be read in conjunction with the interim Consolidated Financial Statements and related footnotes included elsewhere in this Quarterly Report on Form 10-Q and the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2011.

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

During the first six months of 2011, there was an unprecedented level of weather–related events that affected the property and casualty industry. We incurred pre-tax catastrophe losses of $206.4 million during the first half of 2011, including $156.7 million in the second quarter. During the first half of 2010, pre-tax catastrophe losses were $119.4 million, with $85.0 million in the second quarter. These losses were principally the result of winter storms in the first quarter of 2011 and tornado, hail and windstorm activity in both the Midwest and the Northeast during the second quarter.

During the first six months of 2011, our pre-tax segment loss of $18.2 million reflects the aforementioned catastrophe losses. In addition, a decrease in favorable development on prior years’ loss and loss adjustment expense (“LAE”) reserves contributed to the overall decline in segment results from the prior year. Segment income, excluding catastrophes and development, was $165.6 million in the first six months of 2011, compared to $130.2 million in the same period of 2010, reflecting an improvement in current accident year results. This improvement was driven by a higher level of earned premium and the resulting positive effect on our expense ratios, an improved mix of business and lower loss ratios in Personal Lines.

Commercial Lines

We believe our small commercial capabilities, distinctiveness in the middle market, and continued development of specialty business provides us with a diversified portfolio of products and enables our delivery of significant value to agents and policyholders. Growth in our specialty lines continues to be a significant part of our strategy. The expansion of product offerings in our specialized businesses has been supported by several acquisitions over the past several years and our recent acquisition of Chaucer Holdings PLC (“Chaucer”). During the first half of 2011, our Commercial Lines segment net written premium grew by approximately 6%, driven by our specialty businesses. Our net earned premium increased by more than 25% during the first half of 2011, as a result of our renewal rights from the OneBeacon transaction in 2010.

We believe these efforts have and will continue to drive improvement in our overall mix of business and ultimately our underwriting profitability. Our losses and loss adjustment expenses were higher in the first half of 2011 as compared to the prior year, primarily due to the high level of catastrophe losses and, to a lesser extent, non-catastrophe weather-related losses. Notwithstanding the increase in losses and LAE, current accident year income increased, primarily due to the growth in earned premium and an improved mix of business.

In the Commercial Lines market, continued price competition, while moderating slightly in certain lines of business, requires us to be highly disciplined in our underwriting process to ensure that we write business only at acceptable margins. In certain lines of business where a weak economy may be a particularly important factor, such as surety and workers’ compensation, we endeavor to adjust pricing and/or take a more conservative approach to risk selection in order to more appropriately reflect the higher risk of loss. Additionally, we are evaluating price adequacy in our property lines due to the catastrophe and non-catastrophe weather-related losses that we experienced in the first six months of 2011.

Personal Lines

In our Personal Lines business, we maintain our focus on partnering with high quality, value-added agencies that deliver consultative selling and stress the importance of account rounding (the conversion of single policy customers to accounts with multiple policies and/or additional coverages). Account business represents 67% of total policies in force compared to 64% in the same period in 2010. We are focused on making investments that help maintain profitability, build a distinctive position in the market, and provide us with profitable growth opportunities. We continue to diversify our premium outside of our core states by growing in targeted states. In the first six months of 2011, our targeted states increased to 28% of Personal Lines net written premium compared to 26% in the same period in 2010.

Written premiums in Personal Lines in the first six months of 2011 were comparable to the same period in 2010. Current year underwriting results, excluding catastrophes, were slightly improved in the first half of 2011, as compared to the same period in 2010. Underlying current accident year loss results show an improvement in the personal automobile line that were somewhat offset by the homeowners line due to a higher level of non-catastrophe weather related losses. Similar to our Commercial Lines, we are evaluating price adequacy in our property lines due to the recent catastrophe and non-catastrophe weather-related losses that we experienced.

Acquisition of Chaucer Holdings PLC

On July 1, 2011, we acquired Chaucer, a United Kingdom (“UK”) insurance business. Chaucer is a leading specialist managing underwriter with the Society of Lloyd’s (“Lloyd’s”). Chaucer underwrites business in several major lines of business, including global marine, energy, non-marine and aviation, as well as UK motor business. Chaucer is headquartered in London, but has regional operations in Whitstable, England and international operations in Houston, Singapore, Buenos Aires and Copenhagen.

In 2010, Chaucer, which has approximately 700 employees, reported gross written premiums of $1.33 billion, net earned premium of $925 million and total assets of $3.7 billion. Dollar amounts referenced above are converted from UK Pound Sterling (“GBP”) to US Dollars at the December 31, 2010 exchange rate of 1.57.

This transaction is expected to significantly advance our specialty lines strategy and result in broader product and underwriting capabilities, as well as greater geographic and product diversification. In addition, we believe that our acquisition of Chaucer will allow us, over time, to enhance our distribution strategy of providing distinctive insurance products to agents and brokers for our customers by enabling us to offer a broader and more specialized set of products. The acquisition adds a presence in the Lloyd’s market, which includes access to international licenses, a sophisticated excess and surplus insurance business and the ability to syndicate certain risks. We anticipate that Chaucer’s specialty expertise in energy, aviation and political and trade risks will be of particular interest to certain agents and brokers.

The total cost of the Chaucer transaction was $490.5 million, including $11.0 million of investment advisory, legal, accounting and other expenses, and net of the effect of a hedging transaction that we entered into in connection with the acquisition.

Further information on the acquisition of Chaucer is set forth under Note 3 – “Acquisitions” in this Form 10-Q and in our Form 8-K filed with the SEC on April 21, 2011.

Description of Operating Segments

Our primary business operations include insurance products and services in three property and casualty operating segments. These segments are Commercial Lines, Personal Lines and Other Property and Casualty. Commercial Lines includes commercial multiple peril, commercial automobile, workers’ compensation and other commercial coverages, such as specialty program business, inland marine, bonds, professional liability and management liability, while Personal Lines includes personal automobile, homeowners and other personal coverages. The Other Property and Casualty segment consists of Opus Investment Management, Inc., which markets investment management services to institutions, pension funds and other organizations; earnings on holding company assets and; a voluntary pools business which is in run-off. We present the separate financial information of each segment consistent with the manner in which our chief operating decision maker evaluates results in deciding how to allocate resources and in assessing performance. Since the acquisition of Chaucer was not concluded until after the end of the second quarter, its financial results and financial position are not included in our reported results for the periods covered by this report.

Results of Operations – Net Income

Our consolidated net income includes the results of our three operating segments (segment income), which we evaluate on a pre-tax basis, and our interest expense on debt. Segment income excludes certain items which we believe are not indicative of our core operations. The income of our segments excludes items such as federal income taxes and net realized investment gains and losses, because fluctuations in these gains and losses are determined by interest rates, financial markets and the timing of sales. Also, segment income excludes net gains and losses on disposals of businesses, discontinued operations, net gains and losses on derivative transactions, costs to acquire businesses, restructuring costs, extraordinary items, the cumulative effect of accounting changes and certain other items. Although the items excluded from segment income may be significant components in understanding and assessing our financial performance, we believe segment income enhances an investor’s understanding of our results of operations by highlighting net income attributable to the core operations of the business. However, segment income should not be construed as a substitute for net income determined in accordance with generally accepted accounting principles (“GAAP”).

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

Our consolidated net loss for the second quarter of 2011 was $31.8 million, compared to net income of $2.3 million for the same period in 2010. The $34.1 million decrease is primarily due to a $39.9 million decline in after-tax segment income, principally driven by an increase in catastrophe losses. Additionally, in the second quarter of 2011 we incurred $11.1 million in expense related to our recent acquisitions, primarily consisting of advisory, legal, and accounting costs associated with the acquisition of Chaucer. In addition, we recorded a $4.7 million loss as a result of a foreign exchange contract entered into in connection with the Chaucer acquisition. See Note 3 – “Acquisitions” in this Form 10-Q for additional information. Partially offsetting these decreases were higher net realized investment gains of $13.2 million.

Our consolidated net loss for the first six months of 2011 was $2.5 million, compared to net income of $44.1 million for the same period in 2010. The $46.6 million decrease is primarily due to a $45.9 million decline in after-tax segment income, principally driven by an increase in catastrophe losses and, to a lesser extent, non-catastrophe weather-related activity. Additionally, in the first six months of 2011, advisory, legal, and accounting costs associated with the acquisition of Chaucer and other acquisition expenses totaled $13.8 million, and we recorded a $4.7 million loss for the first six months in connection with the aforementioned foreign exchange forward contract. Partially offsetting these decreases were higher net realized investment gains of $5.6 million.

The following table reflects segment income as determined in accordance with GAAP and a reconciliation of total segment income to consolidated net income.

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Segment (loss) income before federal income taxes:
Commercial Lines	$(24.7)	$16.9	$(6.3)	$39.7
Personal Lines	(22.9)	(3.5)	7.2	31.0
Other Property and Casualty	0.8	1.2	2.1	1.6

Total	(46.8)	14.6	3.0	72.3
Interest expense on debt	(10.8)	(11.7)	(21.2)	(21.0)

Total segment (loss) income before federal income taxes	(57.6)	2.9	(18.2)	51.3

Federal income tax benefit (expense) on segment income	19.5	(1.1)	6.1	(17.5)
Net realized investment gains	13.4	0.2	16.7	11.1
Gain (loss) from retirement of debt	0.3	—	(2.2)	—
Costs related to acquired businesses	(11.1)	—	(13.8)	—
Loss on derivative instruments	(4.7)	—	(4.7)	—
Federal income tax benefit (expense) on non-segment income	7.8	0.2	11.6	(0.5)

(Loss) income from continuing operations	(32.4)	2.2	(4.5)	44.4
Gain (loss) from discontinued operations, net of taxes	0.6	0.1	2.0	(0.3)

Net (loss) income	$(31.8)	$2.3	$(2.5)	$44.1

Segment Results

The following is our discussion and analysis of the results of operations by business segment. The segment results are presented before taxes and other items which management believes are not indicative of our core operations, including realized gains and losses.

The following table summarizes the results of operations for the periods indicated:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Segment revenues
Net premiums written	$815.4	$802.0	$1,565.3	$1,527.2

Net premiums earned	$770.5	$697.8	$1,532.2	$1,364.3
Net investment income	61.0	61.8	121.4	122.9
Fees and other income	10.2	9.7	19.9	18.9

Total segment revenues	841.7	769.3	1,673.5	1,506.1

Losses and operating expenses
Losses and LAE	617.5	498.4	1,128.5	930.0
Policy acquisition expenses	181.3	163.0	362.1	317.4
Other operating expenses	89.7	93.3	179.9	186.4

Total losses and operating expenses	888.5	754.7	1,670.5	1,433.8

Segment (loss) income before federal income taxes	$(46.8)	$14.6	$3.0	$72.3

Quarter Ended June 30, 2011 Compared to Quarter Ended June 30, 2010

Segment losses were $46.8 million in the second quarter of 2011, compared to income of $14.6 million in the second quarter of 2010, a decrease in earnings of $61.4 million. Catastrophe related losses in the quarter were $156.7 million, compared to $85.0 million in the same period of 2010, an increase of $71.7 million. Excluding the impact of catastrophe related activity, earnings would have increased by $10.3 million. This increase was primarily due to more favorable current accident year results, partially offset by lower favorable development on prior years’ loss and LAE reserves, and to higher LAE. The favorable current accident year results are due to our growth in earned premium and resulting positive effect on our expense ratio, an improved mix of business, and lower loss ratios in Personal Lines. Favorable development on prior years’ loss and LAE reserves decreased $9.1 million in the quarter to $15.3 million, from $24.4 million in the same period in 2010.

Net premiums written grew by 1.7% in the second quarter of 2011 compared to the second quarter of 2010, and net premiums earned grew by 10.4%. In each case, the growth is entirely attributable to Commercial Lines. The more significant increase in net premiums earned is a result of the significant growth in net premiums written in 2010, which resulted from the OneBeacon renewal rights transaction, growth in our AIX program business, as well as growth in various niche and segmented businesses. We anticipate that quarter over quarter growth in net earned premium will continue to exceed the increase in written premium through the remainder of 2011, as we continue to recognize this prior year growth.

Production and Underwriting Results

The following table summarizes GAAP net premiums written and GAAP loss, LAE, expense and combined ratios for the Commercial Lines and Personal Lines segments. GAAP loss, LAE, catastrophe loss and combined ratios shown below include prior year reserve development. These items are not meaningful for our Other Property and Casualty segment.

	Quarter Ended June 30,
	2011			2010
(Dollars in millions)	GAAP Net Premiums Written	GAAP Loss Ratios	Cata- strophe Loss Ratios	GAAP Net Premiums Written	GAAP Loss Ratios	Cata- strophe Loss Ratios
Commercial Lines:
Commercial multiple peril	$144.7	85.9	41.6	$152.8	55.8	17.7
Commercial automobile	64.7	51.0	1.1	68.1	44.6	—
Workers’ compensation	44.2	53.9	—	40.9	44.5	—
Other commercial	186.9	52.9	11.2	163.3	50.9	4.7

Total Commercial Lines	440.5	64.0	18.9	425.1	51.0	7.8

Personal Lines:
Personal automobile	229.6	58.4	2.7	237.2	60.4	2.8
Homeowners	133.2	105.6	58.8	128.2	88.5	43.2
Other personal	11.8	55.7	14.2	11.5	41.7	7.4

Total Personal Lines	374.6	74.3	22.0	376.9	69.0	16.1

Total	$815.1	68.8	20.3	$802.0	60.4	12.2

	2011			2010
	GAAP LAE Ratio	GAAP Expense Ratio	GAAP Combined Ratio	GAAP LAE Ratio	GAAP Expense Ratio	GAAP Combined Ratio
Commercial Lines	11.5	38.8	114.3	11.1	42.6	104.7
Personal Lines	11.1	26.8	112.2	10.8	27.7	107.5
Total	11.3	33.2	113.3	11.0	34.7	106.1

The following table summarizes GAAP underwriting results for the Commercial Lines, Personal Lines and Other Property and Casualty segments and reconciles it to GAAP segment income.

	Quarter Ended June 30,
	2011				2010
	Commercial Lines	Personal Lines	Other Property and Casualty	Total	Commercial Lines	Personal Lines	Other Property and Casualty	Total
GAAP underwriting profit (loss), excluding prior year reserve development and catastrophes	$8.3	$26.6	$(0.1)	$34.8	$(1.9)	$16.1	$(0.2)	$14.0
Prior year favorable loss and LAE reserve development	9.3	5.9	0.1	15.3	11.6	12.6	0.2	24.4
Pre-tax catastrophe effect	(77.1)	(79.6)	—	(156.7)	(25.7)	(59.3)	—	(85.0)

GAAP underwriting (loss) profit	(59.5)	(47.1)	—	(106.6)	(16.0)	(30.6)	—	(46.6)
Net investment income	34.0	23.1	3.9	61.0	32.3	25.6	3.9	61.8
Fees and other income	5.4	3.2	1.6	10.2	4.9	3.2	1.6	9.7
Other operating expenses	(4.6)	(2.1)	(4.7)	(11.4)	(4.3)	(1.7)	(4.3)	(10.3)

Segment (loss) income before federal income taxes	$(24.7)	$(22.9)	$0.8	$(46.8)	$16.9	$(3.5)	$1.2	$14.6

Commercial Lines

Commercial Lines net premiums written increased $15.4 million, or 3.6%, to $440.5 million for the second quarter of 2011. This increase was primarily driven by growth in our specialty business, particularly in our AIX program business, which accounted for $15.3 million. Also benefiting the overall growth comparison in net premiums written were modest rate increases.

Commercial Lines underwriting loss in the second quarter of 2011 was $59.5 million, compared to $16.0 million in the prior year, an increase of $43.5 million. This was due to increased catastrophe losses and decreased favorable development on prior years’ loss and LAE reserves. Catastrophe losses increased $51.4 million in the second quarter of 2011, to $77.1 million, from $25.7 million in 2010, due primarily to significant tornado, hail and windstorm activity. Favorable development on prior years’ loss and LAE reserves decreased $2.3 million, to $9.3 million in the second quarter 2011, from $11.6 million for the second quarter of 2010.

Commercial Lines underwriting profit, excluding prior year loss and LAE reserve development and catastrophes, improved $10.2 million, to a profit of $8.3 million in the second quarter of 2011, compared to a loss of $1.9 million in the second quarter of 2010. This improvement resulted from growth in earned premium and the resulting positive effect on our expense ratio and from an improved mix of business, partially offset by large losses in our commercial multi-peril line. The higher level of earned premiums primarily resulted from our 2010 OneBeacon transaction and other growth initiatives.

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

Personal Lines

Personal Lines net premiums written decreased $2.3 million, or 0.6%, to $374.6 million for the second quarter of 2011. The most significant factors contributing to this decrease were actions we have taken to reduce our market concentration in Louisiana, and our continued focus on driving profit improvement in our core states through both rate increases and more selective portfolio management, resulting in lower new business activity. These decreases were partially offset by higher rates in both our personal automobile and homeowners lines and a net premiums written increase of 8.5% in our target growth states. Continued increases in premium are expected in these target growth states based on our strategy to diversify from our existing core states.

Net premiums written in the personal automobile line of business declined 3.2%, primarily as a result of fewer policies in force in Michigan, Massachusetts, New York and Florida, which we attribute to more selective portfolio management and increased rates in a competitive pricing environment. Net premiums written in the homeowners line of business increased 3.9%, resulting primarily from rate increases.

Personal Lines underwriting loss in the second quarter of 2011 was $47.1 million, compared to $30.6 million in the prior year, an increase of $16.5 million. This was due to increased catastrophe losses and decreased favorable development on prior years loss and LAE reserves. Catastrophe losses increased $20.3 million in the second quarter of 2011, to $79.6 million, from $59.3 million in 2010, due primarily to significant tornado, hail and windstorm activity. Favorable development on prior years’ loss and LAE reserves decreased $6.7 million, to $5.9 million in the second quarter 2011, from $12.6 million for the second quarter of 2010.

Personal Lines underwriting profit, excluding prior year loss and LAE reserve development and catastrophes, increased $10.5 million, to $26.6 million, in the second quarter of 2011, from $16.1 million in the second quarter of 2010. This increase was primarily due to more favorable ex-catastrophe current accident year loss results, as well as lower operating expenses. Current accident year loss results improved primarily due to better loss ratios in our personal automobile liability coverages, partially offset by non catastrophe weather – related losses in our homeowners line.

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

Other Property and Casualty

Other Property and Casualty segment income decreased $0.4 million, to $0.8 million for the second quarter of 2011, from $1.2 million in the same period of 2010. The decrease is primarily due to higher holding company expenses.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Segment income was $3.0 million in the six months ended June 30, 2011, compared to $72.3 million in the six months ended June 30, 2010, a decrease of $69.3 million. Catastrophe related activity in the six months ended June 30, 2011 was $206.4 million, compared to $119.4 million in the same period of 2010, an increase of $87.0 million. Excluding the impact of catastrophe related activity, earnings would have increased by $17.7 million. This increase was primarily due to more favorable current accident year results, partially offset by lower favorable development on prior years’ loss and LAE reserves. The favorable current accident year results are due to our growth in earned premium and resulting positive effect on our expense ratio, an improved mix of business, and lower loss ratios in Personal Lines. Favorable development on prior years’ loss and LAE reserves decreased $17.7 million in the six months ended June 30, 2011 to $43.8 million, from $61.5 million in the same period in 2010.

Net premiums written grew by 2.5% in the first six months of 2011 compared to the first six months of 2010, and net premiums earned grew by 12.3%. In each case, the growth is entirely attributable to Commercial Lines. The more significant increase in net premiums earned is a result of the significant growth in net premiums written in 2010, which resulted from the OneBeacon renewal rights transaction, growth in our AIX program business, as well as growth in various niche and segmented businesses.

Production and Underwriting Results

The following table summarizes GAAP net premiums written and GAAP loss, LAE, expense and combined ratios for the Commercial Lines and Personal Lines segments. GAAP loss, LAE, catastrophe loss and combined ratios shown below include prior year reserve development. These items are not meaningful for our Other Property and Casualty segment.

	Six Months Ended June 30,
	2011			2010
(Dollars in millions)	GAAP Net Premiums Written	GAAP Loss Ratios	Cata- strophe Loss Ratios	GAAP Net Premiums Written	GAAP Loss Ratios	Cata- strophe Loss Ratios
Commercial Lines:
Commercial multiple peril	$281.9	75.0	28.5	$288.2	57.5	16.0
Commercial automobile	126.7	52.9	0.7	131.1	47.8	0.5
Workers’ compensation	90.0	54.4	—	80.8	47.8	—
Other commercial	350.4	47.6	7.5	300.3	48.0	4.1

Total Commercial Lines	849.0	58.6	12.9	800.4	51.1	7.0

Personal Lines:
Personal automobile	460.7	57.4	1.4	478.3	60.3	1.6
Homeowners	234.4	86.3	38.4	227.4	74.0	28.1
Other personal	20.9	44.1	8.5	20.8	36.7	4.3

Total Personal Lines	716.0	66.9	14.1	726.5	64.1	10.2

Total	$1,565.0	62.5	13.5	$1,526.9	58.1	8.8

	2011			2010
	GAAP LAE Ratio	GAAP Expense Ratio	GAAP Combined Ratio	GAAP LAE Ratio	GAAP Expense Ratio	GAAP Combined Ratio
Commercial Lines	11.3	39.2	109.1	9.6	43.0	103.7
Personal Lines	11.0	27.0	104.9	10.5	27.8	102.4
Total	11.2	33.4	107.1	10.1	34.8	103.0

The following table summarizes GAAP underwriting results for the Commercial Lines, Personal Lines and Other Property and Casualty segments and reconciles it to GAAP segment income.

	Six Months Ended June 30,
	2011				2010
	Commercial Lines	Personal Lines	Other Property and Casualty	Total	Commercial Lines	Personal Lines	Other Property and Casualty	Total
GAAP underwriting (loss) profit, excluding prior year reserve development and catastrophes	$5.7	$40.9	$(0.1)	$46.5	$(14.2)	$23.9	$(0.2)	$9.5
Prior year favorable loss and LAE reserve development	23.6	20.0	0.2	43.8	33.7	27.3	0.5	61.5
Pre-tax catastrophe effect	(104.6)	(101.8)	—	(206.4)	(44.3)	(75.1)	—	(119.4)

GAAP underwriting (loss) profit	(75.3)	(40.9)	0.1	(116.1)	(24.8)	(23.9)	0.3	(48.4)
Net investment income	67.6	45.8	8.0	121.4	64.3	51.2	7.4	122.9
Fees and other income	10.3	6.3	3.3	19.9	9.3	6.5	3.1	18.9
Other operating expenses	(8.9)	(4.0)	(9.3)	(22.2)	(9.1)	(2.8)	(9.2)	(21.1)

Segment (loss) income before federal income taxes	$(6.3)	$7.2	$2.1	$3.0	$39.7	$31.0	$1.6	$72.3

Commercial Lines

Commercial Lines net premiums written increased $48.6 million, or 6.1%, to $849.0 million for the six months ended June 30, 2011. This increase was primarily driven by growth in our specialty business, particularly in our AIX program business, which accounted for $28.8 million. Also benefiting the overall growth comparison in net premiums written were modest rate increases.

Commercial Lines underwriting loss in the six months ended June 30, 2011 was $75.3 million, compared to $24.8 million in the prior year, an increase of $50.5 million. This is due to increased catastrophe losses and decreased favorable development on prior years loss and LAE reserves. Catastrophe losses increased $60.3 million in the six months ended June 30, 2011, to $104.6 million, from $44.3 million in 2010, due primarily to winter storms in the first quarter and significant tornado, hail and windstorm activity in the second quarter. Favorable development on prior years’ loss and LAE reserves decreased $10.1 million, to $23.6 million in the first six months of 2011, from $33.7 million for the first six months of 2010. Included in 2010 results was $7.5 million of favorable LAE development, principally related to a change in the cost factors used for establishing unallocated LAE reserves.

Commercial Lines underwriting profit, excluding prior year loss and LAE reserve development and catastrophes, improved $19.9 million, to a profit of $5.7 million, in the six months ended June 30, 2011, compared to a loss of $14.2 million in the six months ended June 30, 2010. This improvement resulted from growth in earned premium and the resulting positive effect on our expense ratio, and from an improved mix of business. Partially offsetting the effect of this growth were higher non-catastrophe losses resulting from the severe winter storms and several large fire losses. The higher level of earned premiums primarily resulted from our 2010 OneBeacon transaction and other growth initiatives.

Personal Lines

Personal Lines net premiums written decreased $10.5 million, or 1.4%, to $716.0 million for the six months ended June 30, 2011. The most significant factors contributing to this decrease were actions we have taken to reduce our market concentration in Louisiana, and our continued focus on driving profit improvement in our core states through both rate increases and more selective portfolio management, resulting in lower new business activity. These decreases were partially offset by higher rates in both our personal automobile and homeowners lines and a net premiums written increase of 7.4% in our target growth states. Continued increases in premium are expected in these target growth states based on our strategy to diversify from our core states.

Net premiums written in the personal automobile line of business declined 3.7%, primarily as a result of fewer policies in force in Michigan, Massachusetts, New York and Florida, which we attribute more selective portfolio management and increased rates in a competitive pricing environment. Net premiums written in the homeowners line of business increased 3.1%, resulting primarily from rate increases.

Personal Lines underwriting loss in the six months ended June 30, 2011 was $40.9 million, compared to $23.9 million in the prior year, an increase of $17.0 million. This is due to increased catastrophe losses and decreased favorable development on prior years loss and LAE reserves. Catastrophe losses increased $26.7 million in the six months ended June 30, 2011, to $101.8 million, from $75.1 million in 2010, due primarily to winter storms in the first quarter and significant tornado, hail and windstorm activity in the second quarter.

Favorable development on prior years’ loss and LAE reserves decreased $7.3 million, to $20.0 million in the first six months of 2011, from $27.3 million for the first six months of 2010. Included in 2010 results was $2.3 million of favorable LAE development, principally related to a change in the cost factors used for establishing unallocated LAE reserves.

Personal Lines underwriting profit, excluding prior year loss and LAE reserve development and catastrophes, increased $17.0 million, to $40.9 million, in the six months ended June 30, 2011, from $23.9 million in the six months ended June 30, 2010. This increase was primarily due to more favorable current accident year loss results, as well as lower operating expenses. Current accident year loss results improved primarily due to better loss ratios in our personal automobile liability coverages, partially offset by non catastrophe weather – related losses in our homeowners line.

Other Property and Casualty

Other Property and Casualty segment income increased $0.5 million, to $2.1 million for the six months ended June 30, 2011, from $1.6 million in the same period of 2010. The increase is primarily due to higher holding company net investment income.

Reserve for Losses and Loss Adjustment Expenses

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses (LAE) as follows:

	Six Months Ended June 30,
(In millions)	2011	2010
Gross loss and LAE reserves, beginning of period	$3,277.7	$3,153.9
Reinsurance recoverable on unpaid losses	1,115.5	1,060.2

Net loss and LAE reserves, beginning of period	2,162.2	2,093.7
Net incurred losses and LAE in respect of losses occurring in:
Current year	1,172.3	991.5
Prior years	(43.8)	(61.5)

Total incurred losses and LAE	1,128.5	930.0

Net payments of losses and LAE in respect of losses occurring in:
Current year	507.5	416.9
Prior years	513.2	485.9

Total payments	1,020.7	902.8

Purchase of Campania	—	30.2

Net reserve for losses and LAE, end of period	2,270.0	2,151.1
Reinsurance recoverable on unpaid losses	1,136.4	1,073.6

Gross reserve for losses and LAE, end of period	$3,406.4	$3,224.7

The table below summarizes the gross reserve for losses and LAE by line of business.

(In millions)	June 30, 2011	December 31, 2010
Workers’ Compensation	$530.7	$529.0
Commercial Automobile	227.2	224.5
Commercial Multiple Peril	556.1	470.4
AIX	219.0	211.9
Other Commercial	353.3	347.2

Total Commercial	1,886.3	1,783.0

Personal Automobile	1,346.6	1,358.4
Homeowners and Other	173.5	136.3

Total Personal	1,520.1	1,494.7

Total loss and LAE reserves	$3,406.4	$3,277.7

Total loss and LAE reserves increased by $128.7 million for the six months ended June 30, 2011. Other Commercial lines are primarily comprised of our professional liability, general liability, umbrella, and marine lines. Included in the above table, primarily in Other Commercial lines, are $65.4 million and $68.4 million of asbestos and environmental reserves as of June 30, 2011 and December 31, 2010, respectively. In determining carried reserves as set forth above, management considers actuarial point estimates, which are primarily based on historical and current information, and other qualitative information. Such qualitative information may include legal and regulatory developments, changes in claim handling, claim cost inflation, recent entry into new markets or products, changes in underwriting practices, concerns that we do not have sufficient or quality historical reported and paid loss and LAE information with respect to a particular line or segment of our business, effects of the economy, perceived anomalies in the historical results, evolving trends or other factors. At June 30, 2011 and December 31, 2010, total recorded net reserves were $48.5 million, or 2.2%, and $65.4 million, or 3.1%, greater than actuarially indicated reserves, respectively.

Prior Year Development

Loss and LAE reserves for claims occurring in prior years developed favorably by $43.8 million and $61.5 million during the first six months of 2011 and 2010, respectively. The favorable loss and LAE reserve development during the first six months of 2011 was primarily the result of lower than expected losses in the personal automobile line across all coverages, primarily related to the 2008 through 2010 accident years, the commercial multiple peril line related to the 2008 through 2010 accident years and lower than expected losses in the 2006 through 2009 accident years in the workers’ compensation line. In addition, within other commercial lines, commercial umbrella contributed to the favorable development, partially offset by unfavorable development in our professional liability line, primarily related to the 2009 and 2010 accident years.

The favorable loss and LAE reserve development during the first six months of 2010 was primarily the result of lower than expected losses in the personal automobile line across all coverages, primarily in the 2007 through 2009 accident years and lower than expected losses in the commercial multiple peril line related to the 2007 through 2009 accident years. In addition, the workers’ compensation line related to the 2005, 2008 and 2009 accident years contributed to favorable development. The 2010 amount includes $9.8 million of favorable development resulting from a change in the cost factors used for establishing unallocated LAE reserves.

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

Investments

Investment Results

Net investment income decreased $0.8 million, or 1.3%, to $61.0 million for the quarter ended June 30, 2011, and $1.5 million, or 1.2%, to $121.4 million for the six months ended June 30, 2011. The decrease is primarily due to the impact of lower new money yields on fixed maturities and the sale of bonds to fund the Chaucer acquisition, partially offset by higher dividend income from equity securities and by lower investment expenses. The average pre-tax earned yield on fixed maturities was 5.35% and 5.51% for the second quarters of 2011 and 2010, respectively, and 5.32% and 5.50% for the first six months of 2011 and 2010, respectively. We expect declines in average investment yields in future periods to continue if new money rates remain at their current lower levels.

Investment Portfolio

We held cash and investment assets diversified across several asset classes, as follows:

	June 30, 2011		December 31, 2010
(Dollars in millions)	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
Fixed maturities, at fair value	$4,697.9	83.5%	$4,797.9	91.3%
Equity securities, at fair value	164.2	2.9	128.6	2.4
Cash and cash equivalents	721.6	12.8	290.4	5.5
Other investments	44.0	0.8	39.4	0.8

Total cash and investments	$5,627.7	100.0%	$5,256.3	100.0%

Cash and Investments

Total cash and investments increased $371.4 million, or 7.1%, for the six months ended June 30, 2011, of which cash and cash equivalents increased $431.2 million, equity securities increased $35.6 million and fixed maturities decreased $100.0 million. The net increase in cash and cash equivalents is primarily attributable to proceeds from the issuance of senior debt in June 2011 and from the sale of fixed maturities to fund the Chaucer acquisition. See Note 4 – “Debt” for additional information. The decline in fixed maturities resulted from the aforementioned sales and was partially offset by net unrealized gains during the year.

Our fixed maturity portfolio is comprised primarily of investment grade corporate securities, taxable and tax-exempt municipal securities, residential mortgage-backed securities, commercial mortgage-backed securities, U.S. government securities and asset-backed securities.

The following table provides information about the investment types of our fixed maturities portfolio:

	June 30, 2011
(In millions) Investment Type	Amortized Cost	Fair Value	Net Unrealized Gain	Change in Net Unrealized During 2011
U.S. Treasury and government agencies	$212.2	$214.4	$2.2	$0.4
Municipals:
Taxable	787.7	808.9	21.2	22.2
Tax exempt	156.5	160.2	3.7	0.7
Corporate	2,260.3	2,417.1	156.8	12.4
Asset-backed:
Residential mortgage-backed	669.5	699.6	30.1	0.2
Commercial mortgage-backed	339.9	354.1	14.2	(3.1)
Asset-backed	40.2	43.6	3.4	(0.3)

Total fixed maturities	$4,466.3	$4,697.9	$231.6	$32.5

During the first six months of 2011, our net unrealized gains on fixed maturities increased $32.5 million, or 16.3%, to a net unrealized gain of $231.6 million at June 30, 2011 from $199.1 million at December 31, 2010.

Amortized cost and fair value by rating category were as follows:

	June 30, 2011				December 31, 2010
(Dollars in millions) NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost	Fair Value	% of Total Fair Value	Amortized Cost	Fair Value	% of Total Fair Value
1	Aaa/Aa/A	$3,010.7	$3,148.1	67.0%	$3,175.0	$3,290.5	68.6%
2	Baa	1,131.8	1,207.8	25.7	1,115.0	1,180.4	24.6
3	Ba	160.8	171.2	3.7	141.1	149.3	3.1
4	B	115.2	119.2	2.5	119.7	123.5	2.6
5	Caa and lower	39.4	40.8	0.9	36.3	39.1	0.8
6	In or near default	8.4	10.8	0.2	11.7	15.1	0.3

Total fixed maturities		$4,466.3	$4,697.9	100.0%	$4,598.8	$4,797.9	100.0%

Based on ratings by the National Association of Insurance Commissioners (“NAIC”), approximately 93% of our fixed maturity portfolio consisted of investment grade securities at June 30, 2011 and December 31, 2010.

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

Commercial mortgage-backed securities (“CMBS”) constitute $354.1 million of our invested assets, of which approximately 18% is fully defeased with U.S. government securities. The portfolio is seasoned, with approximately 67% of our CMBS holdings from pre-2005 vintages, 14% from the 2005 vintage, 10% from the 2007 vintage, 5% from the 2006 vintage and 4% from 2010 and later vintages. The CMBS portfolio is of high quality, with approximately 72% being AAA rated, 26% rated AA or A, and 2% rated BBB. The CMBS portfolio has a weighted average loan-to-value ratio of 74% and credit enhancement of approximately 26% as of June 30, 2011.

Our municipal bond portfolio constitutes approximately 17% of invested assets at June 30, 2011 and is 99% investment grade, without regard to any insurance enhancement. Currently, approximately 31% of the municipal bond portfolio has an insurance enhancement. The portfolio is well diversified by geography, sector and source of payment, and holds primarily taxable securities. Approximately 60% of the portfolio is invested in revenue bonds and 40% in general obligation bonds. Revenue bonds are backed by the revenue stream generated by the services provided by the issuer, while general obligation bonds are backed by the authority that issued the debt and are secured by the taxing powers of those authorities.

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

Other-than-Temporary Impairments

For the quarter ended June 30, 2011, we recognized $0.8 million of other-than-temporary impairments (“OTTI”) in earnings on below investment grade fixed maturity securities which we intend to sell. This included $0.6 million related to corporate bonds, primarily in the utilities sector, and $0.2 million related to municipal bonds. For the quarter ended June 30, 2010, we recognized $3.4 million of OTTI on fixed maturities and equity securities in earnings, of which $1.6 million related to common stocks, $1.2 million related to investment grade corporate bonds in the industrial sector that we intended to sell and $0.6 million was estimated credit losses on investment grade residential mortgage-backed securities.

For the first six months of 2011, we recognized $2.2 million of OTTI on fixed maturity and equity securities in earnings. OTTI on debt securities was $1.7 million, primarily on below investment grade bonds that we intend to sell, of which $0.9 million was related to a municipal bond, $0.6 million related to corporate bonds, principally in the utilities sector, and $0.2 million related to estimated credit losses on investment grade residential mortgage-backed securities. Additionally, we recognized OTTI on a common stock of $0.5 million. For the first six months of 2010, we recognized $6.1 million of OTTI on fixed maturities and equity securities in earnings, of which $2.4 million was estimated credit losses, primarily on investment grade residential mortgage backed securities, $1.9 million related to common stocks, and $1.8 million was on bonds that we intended to sell, of which $1.2 million related to investment grade corporate bonds in the industrial sector and $0.6 million related to a below investment grade municipal bond.

Unrealized Losses

The following table provides information about our fixed maturities and equity securities that are in an unrealized loss position. (See also Note 7 – “Investments” of the Notes to Interim Consolidated Financial Statements.)

	June 30, 2011		December 31, 2010
(In millions)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Fixed maturities:
Investment grade:
12 months or less	$10.6	$485.0	$22.9	$732.3
Greater than 12 months	22.2	184.0	29.7	208.2

Total investment grade fixed maturities	32.8	669.0	52.6	940.5

Below investment grade:
12 months or less	1.1	53.6	1.0	51.1
Greater than 12 months	9.8	89.2	12.0	90.0

Total below investment grade fixed maturities	10.9	142.8	13.0	141.1

Equity securities:
12 months or less	0.6	14.9	1.9	45.8

Total	$44.3	$826.7	$67.5	$1,127.4

Gross unrealized losses on fixed maturities and equity securities decreased $23.2 million, or 34.4%, to $44.3 million at June 30, 2011, compared to $67.5 million at December 31, 2010. The decrease in unrealized losses was primarily due to lower interest rates and tightening of credit spreads of taxable municipal bonds, corporate bonds and residential mortgage-backed securities during the first six months of 2011. At June 30, 2011, gross unrealized losses primarily consist of $22.7 million of corporate fixed maturities, $9.7 million of mortgage-backed securities and $7.3 million in taxable municipal bonds.

Gross unrealized losses associated with municipal and U.S. Treasury and government agency securities were $11.3 million and $22.5 million at June 30, 2011 and December 31, 2010, respectively.

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

The following table sets forth gross unrealized losses for fixed maturities by maturity period and for equity securities at June 30, 2011 and December 31, 2010. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers.

(In millions)	June 30, 2011	December 31, 2010
Due in one year or less	$0.6	$2.6
Due after one year through five years	9.0	11.4
Due after five years through ten years	10.5	17.1
Due after ten years	13.9	21.6

	34.0	52.7
Mortgage-backed securities	9.7	12.9

Total fixed maturities	43.7	65.6
Equity securities	0.6	1.9

Total fixed maturities and equity securities	$44.3	$67.5

The carrying values of defaulted fixed maturity securities on non-accrual status at June 30, 2011 and December 31, 2010 were not material. The effects of non-accruals compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities were reductions in net investment income of $1.2 million and $1.1 million for the six months ended June 30, 2011 and 2010, respectively. Any defaults in the fixed maturities portfolio in future periods may negatively affect investment income.

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

Derivative Instruments

We maintain an overall risk management strategy that incorporates the use of derivative instruments to manage significant unplanned fluctuations in earnings caused by foreign currency and interest rate volatility. As such, we entered into a foreign currency forward contract to hedge foreign currency risk related to our acquisition of Chaucer and an interest rate forward contract to hedge the interest rate risk associated with our issuance of senior debt.

In April 2011, we entered into a foreign currency forward contract to hedge the foreign currency exchange risk embedded in the purchase price of Chaucer, which was denominated in GBP. This contract had a notional amount of £297.9 million and was settled on July 14, 2011. For the quarter and six months ended June 30, 2011, we recognized in income from continuing operations a loss of $4.7 million related to this agreement. An additional loss of $6.6 million from this contract will be recognized in earnings during the third quarter of 2011. The loss on the contract was due to a decrease in the exchange rate between the GBP and the US Dollar, and was more than offset by the lower US Dollars required to meet the GBP based purchase price. Since a foreign currency hedge in which the hedged item is a forecasted transaction relating to a business combination does not qualify for hedge accounting under ASC 815, Derivatives and Hedging (“ASC 815”), we did not apply hedge accounting to this transaction. See Note 3 – “Acquisitions” in this Form 10-Q for additional information.

In May 2011, we entered into a treasury lock forward agreement to hedge the interest rate risk associated with our planned issuance of senior debt, which was completed on June 17, 2011. This hedge qualified as a cash flow hedge under ASC 815. It matured in June 2011 and resulted in a loss of $1.9 million, which was recorded in accumulated other comprehensive income and will be recognized in earnings over the term of the senior notes.

Other Items

Net income also includes the following items:

	Quarter Ended June 30,
(In millions)	Commercial Lines	Personal Lines	Other Property and Casualty	Discontinued Operations	Total
2011
Net realized investment gains	$1.4	$0.5	$11.5	$—	$13.4
Gain from the retirement of debt	—	—	0.3	—	0.3
Costs related to acquired businesses	—	—	(11.1)	—	(11.1)
Loss on derivative instruments	—	—	(4.7)	—	(4.7)
Discontinued operations, net of taxes	—	—	—	0.6	0.6

2010
Net realized investment (losses) gains	$(0.8)	$1.2	$(0.2)	$—	$0.2
Discontinued operations, net of taxes	—	—	—	0.1	0.1

	Six Months Ended June 30,
(In millions)	Commercial Lines	Personal Lines	Other Property and Casualty	Discontinued Operations	Total
2011
Net realized investment gains	$2.8	$2.1	$11.8	$—	$16.7
Loss from the retirement of debt	—	—	(2.2)	—	(2.2)
Costs related to acquired businesses	—	—	(13.8)	—	(13.8)
Loss on derivative instruments	—	—	(4.7)	—	(4.7)
Discontinued operations, net of taxes	—	—	—	2.0	2.0

2010
Net realized investment gains	$3.8	$7.1	$0.2	$—	$11.1
Discontinued operations, net of taxes	—	—	—	(0.3)	(0.3)

We manage investment assets for our property and casualty business based on the requirements of the entire property and casualty group. We allocate the investment income, expenses and realized gains to our Commercial Lines, Personal Lines and Other Property and Casualty segments based on actuarial information related to the underlying businesses.

Net realized gains on investments were $13.4 million and $0.2 million in the second quarters of 2011 and 2010, respectively. Net realized gains in 2011 are primarily due to $14.1 million of gains recognized primarily from the sale of fixed maturities, partially offset by $0.8 million of other-than-temporary impairments from fixed maturities. Net realized gains in 2010 are due to $3.5 million of gains recognized primarily from the sale of fixed maturities, partially offset by $3.4 million of impairments from both fixed maturities and equity securities.

Net realized gains on investments were $16.7 million and $11.1 million for the first six months of 2011 and 2010, respectively. Net realized gains in the first half of 2011 are primarily due to $18.5 million of gains recognized primarily from the sale of fixed maturities, partially offset by $2.2 million of other-than-temporary impairments from fixed maturities and to a lesser extent, equity securities. Net realized gains in the first half of 2010 are due to $16.0 million of gains recognized primarily from the sale of fixed maturities and equity securities, partially offset by $6.1 million of impairments from both fixed maturities and equity securities.

Acquisition costs were $11.1 million and $13.8 million for the quarter and six months ended June 30, 2011, respectively, and primarily consist of advisory, legal, and accounting costs associated with the acquisition of Chaucer. See Note 3 – “Acquisitions” in this Form 10-Q for additional information.

In April 2011, we entered into a foreign exchange forward contract which provided for an economic hedge between the agreed upon purchase price of Chaucer in GBP and currency fluctuations between the US dollar and GBP. This contract effectively locked in the value, in US dollars, of the agreed upon purchase price of the Chaucer acquisition. We recognized a $4.7 million loss as a result of the foreign exchange forward contract for the three and six months ended June 30, 2011. See “Investments” for additional information.

Income Taxes

We file a consolidated United States federal income tax return that includes the holding company and its subsidiaries (including non-insurance operations).

Quarter Ended June 30, 2011 Compared to Quarter Ended June 30, 2010

The provision for federal income taxes from continuing operations was a benefit of $27.3 million during the second quarter of 2011, resulting in an effective tax rate of 45.7% of pre-tax loss, compared to an expense of $0.9 million during the same period in 2010, resulting in an effective tax rate of 29.0% of pre-tax income. These provisions reflect the significant fluctuations in pre-tax GAAP results from 2010 to 2011, i.e. pre-tax income in 2010 versus a pre-tax loss in 2011, and decreases in our valuation allowance related to realized gains of $4.7 million and $0.3 million in the second quarter of 2011 and 2010, respectively. In addition, the 2011 provision reflects a $2.1 million benefit related to tax planning strategies in prior years that had been reflected in Accumulated Other Comprehensive Income. Absent these benefits, the provision for federal income taxes from continuing operations would have been a benefit of $20.5 million or 34.3% and an expense of $1.2 million or 38.7% for the quarters ended June 30, 2011 and 2010, respectively. The higher than expected tax rate in 2010 is due to the fluctuation in our underwriting results and its disproportionate impact on our change to the estimated effective tax rate.

Our federal income tax provision on segment income was a benefit of $19.5 million during the second quarter of 2011, compared to expense of $1.1 million during the same period in 2010. These provisions resulted in effective tax rates for segment income of 33.9% and 37.9% in 2011 and 2010, respectively. The higher than expected tax rate in 2010 is due to the fluctuation in our underwriting results and its disproportionate impact on our change to the estimated effective tax rate.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

The provision for federal income taxes from continuing operations was a benefit of $17.7 million during the first six months of 2011, resulting in an effective tax rate of 79.7% of pre-tax loss compared to an expense of $18.0 million during the same period in 2010, resulting in an effective tax rate of 28.8% of pre-tax income. These provisions reflect the significant fluctuations in pre-tax GAAP results from 2010 to 2011, i.e. pre-tax income in 2010 versus a pre-tax loss in 2011, and decreases in our valuation allowance related to realized gains of $5.9 million and $3.3 million in the first six months of 2011 and 2010, respectively. In addition, the 2011 provision reflects a $4.1 million benefit related to tax planning strategies in prior years that had been reflected in Accumulated Other Comprehensive Income. Absent these benefits, the provision for federal income taxes from continuing operations would have been a benefit of $7.7 million or 34.7% and an expense of $21.3 million or 34.1% for the six months ended June 30, 2011 and 2010, respectively.

Our federal income tax provision on segment income was a benefit of $6.1 million for the first six months of 2011, compared to an expense of $17.5 million during the same period in 2010. These provisions resulted in effective tax rates for segment income of 33.5% and 34.1% in 2011 and 2010, respectively. The slight decrease in 2011 is primarily due to lower underwriting income.

In the first six months of 2011, we decreased our valuation allowance related to our deferred tax asset by $25.6 million, from $91.5 million to $65.9 million. The decrease in this valuation allowance primarily resulted from unrealized appreciation in our investment portfolio and net realized capital gains in our Consolidated Statements of Income. Accordingly, we recorded decreases in our valuation allowance of $19.9 million and $5.9 million as adjustments to Accumulated Other Comprehensive Income and Federal Income Tax Expense, respectively. These were partially offset by an increase in our valuation allowance of $0.2 million reflected in Discontinued Operations.

In April 2011, we received notification that an interest refund claim filed with the Internal Revenue Service in 2009 had been accepted. The interest refund related to tax liabilities of our former life operations; therefore the benefit of $0.6 million was recorded in Discontinued Operations in the first quarter of 2011.

Critical Accounting Estimates

Our Consolidated Financial Statements have been prepared in conformity with U.S. GAAP and include certain accounting policies that we consider to be critical due to the amount of judgment and uncertainty inherent in the application of those policies. While we believe that the amounts included in our Consolidated Financial Statements reflect out best judgment, the use of different assumptions could produce materially different accounting estimates. As disclosed in our 2010 Annual Report on Form 10-K, we believe the following accounting estimates are critical to our operations and require the most subjective and complex judgment:

•	Reserve for losses and loss expenses

•	Reinsurance recoverable balances

•	Pension benefit obligations

•	Other-than-temporary impairments (“OTTI”)

For a more detailed discussion of these critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2010.

Statutory Surplus of Insurance Subsidiaries

The following table reflects our consolidated statutory surplus:

(In millions)	June 30, 2011	December 31, 2010
Total Statutory Surplus – Combined P&C Companies	$1,658.6	$1,747.3

The consolidated statutory surplus decreased $88.7 million during the first six months of 2011, primarily due to a $99 million ordinary dividend paid to the holding company by Hanover Insurance in April 2011.

The NAIC prescribes an annual calculation regarding risk based capital (“RBC”). RBC ratios for regulatory purposes are expressed as a percentage of the capital required to be above the Authorized Control Level (the “Regulatory Scale”); however, in the insurance industry RBC ratios are widely expressed as a percentage of the Company Action Level. The following table reflects the Company Action Level, the Authorized Control Level and RBC ratios for Hanover Insurance, as of June 30, 2011, expressed both on the Industry Scale (Total Adjusted Capital divided by the Company Action Level) and Regulatory Scale (Total Adjusted Capital divided by Authorized Control Level):

(In millions, except ratios)	Company Action Level	Authorized Control Level	RBC Ratio Industry Scale	RBC Ratio Regulatory Scale
The Hanover Insurance Company	$578.6	$289.3	284%	569%

Liquidity and Capital Resources

Liquidity is a measure of our ability to generate sufficient cash flows to meet the cash requirements of business operations. As a holding company, our primary ongoing source of cash is dividends from our insurance subsidiaries. However, dividend payments to us by our insurance subsidiaries are subject to limitations imposed by state regulators, such as prior notice periods and the requirement that dividends in excess of a specified percentage of statutory surplus or prior year’s statutory earnings receive prior approval (so called “extraordinary dividends”). On April 15, 2011, a $99 million ordinary dividend was paid to the holding company by Hanover Insurance.

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

Net cash provided by operating activities was $102.7 million during the first six months of 2011, as compared to net cash used in operations of $92.5 million during the first six months of 2010. The $194.9 million change primarily resulted from the absence in 2011 of a $100.0 million contribution made to our qualified defined benefit pension plan in 2010, and increased premium collections in the first half of 2011, primarily associated with OneBeacon business written in 2010.

Net cash provided by investing activities was $130.7 and $36.6 million during the first six months of 2011 and 2010, respectively. During 2011, cash provided was primarily related to net sales of fixed maturities used to fund the Chaucer acquisition. During 2010, cash was primarily provided from our net sales and calls of fixed maturities, proceeds of which were not reinvested during the first six months of 2010 due to market conditions.

Net cash provided by financing activities was $195.5 million during the first six months of 2011, as compared to net cash provided by financing activities of $0.5 million during the first six months of 2010. During 2011, cash provided by financing activities primarily resulted from the issuance, on June 17, 2011, of $300.0 million of unsecured senior debentures. Cash received from the issuance of debt was partially offset by the repurchase of $57.2 million of our junior debentures, repayments of collateral related to our securities lending program, and the payment of dividends to our shareholders. During 2010, cash provided by financing activities was primarily due to proceeds from the issuance, on February 23, 2010, of unsecured senior debentures. This was largely offset by repurchases of common stock, repayments of collateral related to our securities lending program, and payments of dividends to our shareholders.

The Company held cash and cash equivalents of $721.6 million at June 30, 2011. The increased cash level reflects additional liquidity requirements related to the settlement of the Chaucer acquisition which occurred on July 14, 2011. As described in the Note 3 – “Acquisitions” in this Form 10Q , on July 1, 2011, the Company completed the previously announced acquisition of Chaucer. On July 14, 2011, the Company paid $455.0 million (based on GBP converted to USD exchange rate of 1.5833 and excluding the portion of the purchase price in the form of loan notes) with funds on hand at the holding company, which included $300 million of proceeds from the senior unsecured notes issued on June 17, 2011.

On June 17, 2011, the Company issued $300 million aggregate principal amount of 6.375% senior unsecured notes due June 15, 2021. The senior debentures are subject to certain restrictive covenants, including limitations on the issuance or disposition of capital stock of restricted subsidiaries. These debentures pay interest semi – annually. The Company is in compliance with the covenants associated with this indenture.

In April 2011, the Company entered into a bridge credit agreement for borrowings in an aggregate principal amount of up to $180 million to be used solely in connection with the acquisition of Chaucer. This bridge agreement terminated upon the issuance, on June 17, 2011, of the aforementioned $300 million aggregate principal amount of 6.375% senior unsecured notes.

At June 30, 2011, THG, as a holding company, held $759.4 million of fixed maturities and cash. Funds of $455.0 million were used on July 14, 2011 to complete the acquisition of Chaucer and approximately $13 million of additional funds will be paid over the next several years for notes provided in lieu of cash to certain Chaucer shareholders. See Note 3 – “Acquisitions” in this Form 10Q for additional information on the Chaucer acquisition. We believe the remaining holding company assets are sufficient to meet additional obligations of the holding company during the second half of 2011, which consists primarily of the interest on our senior and junior debentures, our dividends to shareholders (as and to the extent declared), certain costs associated with benefits due to our former life employees and agents, and to the extent required, payments related to indemnification of liabilities associated with the sale of various subsidiaries. We do not expect that it will be necessary to dividend additional funds from our insurance subsidiaries in order to fund 2011 holding company obligations; however, we may decide to do so.

Dividends to common shareholders are subject to quarterly board approval and declaration. During the first six months of 2011, we paid two quarterly dividends, as declared by the Board, each of $0.275 per share to our shareholders, totaling $25 million. We believe that our holding company assets are sufficient to provide for future shareholder dividends should the Board of Directors declare them.

We expect to continue to generate sufficient positive operating cash to meet all short-term and long-term cash requirements relating to current operations, including the funding of our qualified defined benefit pension plan. Based upon the current estimate of liabilities and certain assumptions regarding investment returns and other factors, our qualified defined benefit pension plan is essentially fully funded as of June 30, 2011. As a result, we currently expect that significant cash contributions will not be required for this plan for several years. However, the ultimate payment amount is based on several assumptions, including but not limited to, the rate of return on plan assets, the discount rate for benefit obligations, mortality experience, interest crediting rates and the ultimate valuation and determination of benefit obligations. Since differences between actual plan experience and our assumptions are likely, changes to our funding obligations in future periods are possible.

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

Since October 2007 and through December 2010, our Board of Directors has authorized aggregate repurchases of our common stock of up to $500 million. Our repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. On March 30, 2010, we entered into an accelerated share repurchase agreement and utilized a portion of our existing share repurchase authorization for the immediate repurchase of 2.3 million of our common stock at a cost of $105.0 million. During the first six months of 2011, we did not repurchase any additional shares of our common stock.

Additionally, from time to time, we may also repurchase debt. In February 2011, we repurchased $48.0 million of our Junior Debentures at a cost of $50.5 million, resulting in a $2.5 million loss on the repurchase. In June 2011, the Company repurchased an additional $7.0 million of Junior Debentures at a cost of $6.7 million, resulting in a gain of $0.3 million on the repurchase. Our Junior Debentures have a face value of $74.2 million as of June 30, 2011 and pay cumulative dividends semi-annually at 8.207% and mature February 3, 2027. We may decide to repurchase additional Junior Debentures or Senior Debentures on an opportunistic basis.

On August 2, 2011, we entered into a $200.0 million committed syndicated credit agreement which expires in August 2015. Borrowings, if any, under this agreement are unsecured and incur interest at a rate per annum equal to, at our option, a designated base rate or the Euro dollar rate plus applicable margin. The agreement provides covenants, including but not limited to, maintaining a certain level of consolidated equity, consolidated leverage ratios, and an RBC ratio in our primary US domiciled property and casualty companies of 175%.

Off-Balance Sheet Arrangements

We currently do not have any material off-balance sheet arrangements that are reasonably likely to have a material effect on our financial position, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contingencies and Regulatory Matters

Information regarding contingencies and regulatory matters appears in Part I – Note 13 “Commitments and Contingencies” of the Notes to Interim Consolidated Financial Statements.

Recent Developments

On July 1, 2011, we completed the previously announced acquisition of Chaucer. See Note 3 – “Acquisitions” in this Form 10-Q for additional information.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Our market risks, the ways we manage them, and sensitivity to changes in interest rates are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2010, included in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes in the first six months of 2011 to these risks or our management of them except for our exposure to changes in foreign currency rates.

In the second quarter of 2011, we were exposed to foreign currency exchange rate fluctuation as the Chaucer purchase price was denominated in UK Pounds Sterling (“GBP”). To mitigate the short-term effect of changes in the exchange rate of the GBP to the US dollar, we entered into a foreign currency forward contract with a notional amount of 297.9 million GBP. The fair value of the derivative liability at June 30, 2011 and the associated loss recorded through June 30, 2011 was $4.7 million. A hypothetical increase or decrease in the exchange rate of 1% would result in a gain or loss on the derivative of $4.8 million. This contract was settled on July 14, 2011 contemporaneously with the completion of the Chaucer acquisition, resulting in an additional loss of $6.6 million from this contract that will be recognized in earnings during the third quarter of 2011. See Note 3 – “Acquisitions” in this Form 10-Q for additional information.

Additionally, we are in the process of evaluating the impact of ongoing operations resulting from the acquisition of Chaucer on our foreign exchange rate and interest rate exposure, including a review of hedging strategies to manage these risks.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the internal control over financial reporting, as required by Rule 13a-15(d) of the Exchange Act, to determine whether any changes occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there was no such change during the quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

On July 1, 2011, the Company closed on the acquisition of Chaucer Holdings PLC (“Chaucer”). Chaucer will be excluded for the purposes of management’s evaluation of our internal control over financial reporting as of December 31, 2011.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

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

On July 1, 2011, we completed the acquisition of Chaucer Holdings PLC (“Chaucer” and such acquisition, the “Acquisition”). If we are unable to successfully integrate Chaucer into our business, we could be impeded from realizing all of the benefits of the Acquisition. The integration process could disrupt our business and a failure to successfully integrate the two businesses could have a material adverse effect on our business, financial condition and results of operations. In addition, the integration of two formally unaffiliated companies could result in unanticipated problems, expenses, liabilities, competitive responses, loss of agent relationships, and diversion of management’s attention and may cause our stock price to decline. The difficulties of integrating an acquisition include, among others:

•	unanticipated issues in integrating information, communications and other systems;

•	unanticipated incompatibility of logistics, marketing and administration methods;

•	maintaining employee morale and retaining key employees;

•	integrating the business cultures of both companies;

•	preserving important strategic, reinsurance and other relationships;

•	integrating legal and financial controls in multiple jurisdictions;

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations;

•	the diversion of management’s attention from ongoing business concerns;

•	integrating geographically separate organizations;

•	significant transaction and integration costs, including the effect of exchange rate fluctuations;

•	risks and uncertainties in our ability to increase the investment yield on the Chaucer investment portfolio;

•	risks uncertainties in our ability to decrease leverage as a result of adding future earnings to our capital base;

•	risks and uncertainties regarding the volatility of underwriting results in a combined entity;

•	an ability to more efficiently manage capital;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	an ability to improve renewal rates and increase new property and casualty policy counts;

•	an ability to increase or maintain certain property and casualty insurance rates (including with respect to UK motor business);

•	heightened competition (including rate pressure);

•	complying with laws, rules and regulations in multiple jurisdictions, including new and multiple employment regulations; and

•	the impact of new product introductions.

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

We could be exposed to new and additional risks associated with the business and operations of Chaucer which could cause a material adverse effect on our business, financial position and results of operations; and such risks effectively have been allocated to us as of April 20, 2011, the date of the offer to acquire the shares of Chaucer. The additional risks to which we may be exposed include, but are not limited to, the following:

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

•	adverse and evolving state, federal and, with respect to Chaucer or the combined companies, foreign legislation or regulation;

•	Chaucer’s exposure to currency risks and fluctuations, as a significant proportion of Chaucer’s business, is conducted in various currencies and in several countries outside the United States;

•	unexpected or overlapping concentrations of risk where one event or series of events can affect many insured parties;

•	uncertainties in estimating of Chaucer’s current single occupational pension scheme deficit; and

•

risks and uncertainties relating to changes to European and UK law and regulation, which include: (a) a new composite European Union directive (known as Solvency II) covering the prudential supervision of all insurance and reinsurance companies that is being developed to replace the existing life, non-life insurance and reinsurance directives that govern the insurance business in the U.K. (among various other obligations, Solvency II will impose new capital requirements on Chaucer); and (b) changes to the regulatory framework in the UK with the introduction of two new regulatory authorities to replace the Financial Services Authority.

Additionally, as a specialist in Lloyd’s insurance group, Chaucer is subject to a number of specific risk factors and uncertainties, including without limitation: its reliance on insurance and reinsurance brokers and distribution channels to distribute and market its products; its obligations to maintain funds at Lloyd’s to support its underwriting activities; its risk-based capital requirement being assessed periodically by Lloyd’s and being subject to variation; its reliance on ongoing approvals from Lloyd’s, the Financial Services Authority and other regulators to conduct its business; the limitations and approval requirements that certain of Chaucer’s regulated subsidiaries face from the Financial Services Authority with respect to payment of dividends, return of capital to any shareholder and becoming a borrower, guarantor or provider of security interest on any financial obligations; its obligations to contribute to the Lloyd’s New Central Fund and pay levies to Lloyd’s; its ongoing ability to benefit from the overall Lloyd’s credit rating; its ongoing ability to utilize Lloyd’s trading licenses in order to underwrite business outside the United Kingdom; its ongoing exposure to levies and charges in order to underwrite at Lloyd’s; and the requirement for it to maintain deposits in the United States for U.S. site risks it underwrites.

We cannot assure you that we will be able to adequately address these additional risks. If we are unable to do so, our operations might suffer.

As one of our consolidated companies, Chaucer and its subsidiaries will be subject to Sarbanes-Oxley and rules and regulations of the SEC and PCAOB.

Chaucer and its subsidiaries have become subsidiaries of our consolidated company, and will need to comply with the Sarbanes-Oxley Act of 2002 and the rules and regulations subsequently implemented by the Securities and Exchange Commission and the Public Company Accounting Oversight Board. We will need to ensure that Chaucer establishes and maintains effective disclosure controls, as well as internal controls and procedures for financial reporting.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Shares purchased in the second quarter of 2011 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
April 1 – 30, 2011	—	$—	—	$157,000,000
May 1– 31, 2011	640	41.98	—	157,000,000
June 1– 30, 2011	—	—	—	157,000,000

Total	640	$41.98	—	$157,000,000

The number of shares purchased reflect shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the vesting of restricted stock units.

ITEM 6 – EXHIBITS

EX – 4.1	Second Supplemental Indenture dated as of June 17, 2011, between U.S. Bank National Association, as trustee, including the form of Global Note attached as Annex A thereto, supplementing the Indenture dated as of January 21, 2010 previously filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on June 17, 2011 and incorporated herein by reference.

EX – 4.2	Trust Deed Constituting $50,000,000 Floating Rate Subordinated Notes due 2036 dated September 21, 2006 between Chaucer Holdings PLC and Wilmington Trust (Channel Islands), Ltd

Management agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any other agreements or instruments of the Company and its subsidiaries defining the rights of holders of any non-registered debt whose authorized principal amount does not exceed 10% of The Hanover Insurance Group, Inc.’s total consolidated assets.

EX – 10.1	Description of 2011 – 2012 Non-Employee Director Compensation.

EX – 10.2	Service Agreement dated January 20, 2010 by and between Robert Stuchbery and Chaucer Holdings PLC.

EX – 10.3	Chaucer Pension Scheme, as amended.

EX – 10.4	£90,000,000 Letter of Credit Facility Agreement dated November 29, 2010 between, among others, Chaucer Holdings PLC as the account party, Barclays Bank PLC, Lloyds TSB Bank PLC and The Royal Bank of Scotland PLC as mandated lead arrangers and Lloyds TSB Bank PLC as bookrunner, facility agent and security agent, as amended by Amendment Letter dated February 28, 2011.

EX – 10.5	Credit Agreement, dated August 2, 2011, among The Hanover Insurance Group, Inc., as Borrower, Wells Fargo Bank, National Association, as administrative agent, and various other lender parties, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 3, 2011 and incorporated herein by reference.

EX – 31.1	Certification of the Chief Executive Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX – 31.2	Certification of the Chief Financial Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX – 32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

EX – 32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

EX – 101	The following materials from The Hanover Insurance Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Income for the quarter and six months ended June 30, 2011 and 2010; (ii) Consolidated Balance Sheets at June 30, 2011 and December 31, 2010; (iii) Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2011 and 2010; (iv) Consolidated Statements of Comprehensive Income for the quarter and six months ended June 30, 2011 and 2010; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (vi) related notes to these consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hanover Insurance Group, Inc
Registrant

August 9, 2011	/s/ Frederick H. Eppinger, Jr.
Date	Frederick H. Eppinger, Jr.
President, Chief Executive Officer
and Director

August 9, 2011	/s/ David B. Greenfield
Date	David B. Greenfield
Executive Vice President,
Chief Financial Officer and
Principal Accounting Officer