Form 10-Q
period 2011-09-30
HANOVER INSURANCE GROUP, INC.
filed 2011-11-08
CIK 944695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares outstanding of the registrant’s common stock was 44,870,688 as of November 1, 2011.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2011	2010	2011	2010
REVENUES
Premiums	$1,018.6	$728.0	$2,550.8	$2,092.3
Net investment income	67.8	61.3	189.2	184.2
Net realized investment gains (losses):
Net realized gains from sales and other	9.7	7.1	28.6	24.3
Net other–than–temporary impairment losses recognized in income	(1.5)	(1.4)	(3.7)	(7.5)

Total net realized investment gains	8.2	5.7	24.9	16.8

Fees and other income	13.4	9.0	30.8	25.6

Total revenues	1,108.0	804.0	2,795.7	2,318.9

LOSSES AND EXPENSES
Losses and loss adjustment expenses	734.9	454.6	1,863.4	1,384.6
Policy acquisition expenses	241.1	173.4	603.2	490.8
Interest expense	17.4	11.8	38.6	32.8
Other operating expenses	133.3	91.1	331.4	275.2

Total losses and expenses	1,126.7	730.9	2,836.6	2,183.4

Income (loss) before income taxes	(18.7)	73.1	(40.9)	135.5

Income tax expense (benefit):
Current	(18.4)	21.2	(40.7)	(8.5)
Deferred	9.4	0.5	14.0	48.2

Total income tax expense (benefit)	(9.0)	21.7	(26.7)	39.7

Income (loss) from continuing operations	(9.7)	51.4	(14.2)	95.8
Gain from discontinued operations (net of income tax benefit of $0.1 and $0.4 for the three months ended September 30, 2011 and September 30, 2010 and $0.6 for the nine months ended September 30, 2010)	—	0.9	2.0	0.6

Net income (loss)	$(9.7)	$52.3	$(12.2)	$96.4

PER SHARE DATA
Basic
Income (loss) from continuing operations	$(0.21)	$1.14	$(0.31)	$2.09
Gain from discontinued operations	—	0.02	0.04	0.02

Net income (loss) per share	$(0.21)	$1.16	$(0.27)	$2.11

Weighted average shares outstanding	45.3	44.9	45.4	45.7

Diluted
Income (loss) from continuing operations	$(0.21)	$1.12	$(0.31)	$2.06
Gain from discontinued operations	—	0.03	0.04	0.02

Net income (loss) per share	$(0.21)	$1.15	$(0.27)	$2.08

Weighted average shares outstanding	45.3	45.7	45.4	46.4

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
(in millions, except per share data)	2011	2010
ASSETS
Investments:
Fixed maturities, at fair value (amortized cost of $5,966.1 and $4,598.8)	$6,227.6	$4,797.9
Equity securities, at fair value (cost of $249.2 and $120.7)	246.3	128.6
Other investments	194.1	39.4

Total investments	6,668.0	4,965.9

Cash and cash equivalents	922.7	290.4
Accrued investment income	106.1	53.8
Premiums and accounts receivable, net	1,204.4	772.0
Reinsurance recoverable on paid and unpaid losses, benefits and unearned premiums	2,202.9	1,254.2
Deferred policy acquisition costs	509.9	345.3
Deferred income taxes	215.6	177.4
Goodwill	200.6	179.2
Other assets	527.0	398.1
Assets of discontinued operations	127.3	133.6

Total assets	$12,684.5	$8,569.9

LIABILITIES
Loss and loss adjustment expense reserves	$5,722.0	$3,277.7
Unearned premiums	2,401.9	1,520.3
Expenses and taxes payable	672.8	541.7
Reinsurance premiums payable	402.9	34.4
Debt	901.6	605.9
Liabilities of discontinued operations	128.4	129.4

Total liabilities	10,229.6	6,109.4

Commitments and contingencies
SHAREHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 20.0 million shares authorized, none issued	—	—
Common stock, $0.01 par value, 300.0 million shares authorized,
$60.5 million shares issued	0.6	0.6
Additional paid-in capital	1,785.2	1,796.5
Accumulated other comprehensive income	191.5	136.7
Retained earnings	1,200.7	1,246.8
Treasury stock, at cost (15.9 and 15.6 million shares)	(723.1)	(720.1)

Total shareholders’ equity	2,454.9	2,460.5

Total liabilities and shareholders’ equity	$12,684.5	$8,569.9

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Nine Months Ended September 30,
(in millions)	2011	2010
PREFERRED STOCK
Balance at beginning and end of period	$—	$—

COMMON STOCK
Balance at beginning and end of period	0.6	0.6

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	1,796.5	1,808.5
Employee and director stock-based awards and other	(11.3)	(9.9)

Balance at end of period	1,785.2	1,798.6

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
NET UNREALIZED APPRECIATION ON INVESTMENTS AND DERIVATIVE INSTRUMENTS:
Balance at beginning of period	218.3	107.7
Net appreciation during the period:
Net appreciation on available-for-sale securities and derivative instruments	48.1	227.1
Benefit (provision) for deferred income taxes	11.1	(57.4)

	59.2	169.7

Balance at end of period	277.5	277.4

DEFINED BENEFIT PENSION AND POSTRETIREMENT PLANS:
Balance at beginning of period	(81.6)	(78.9)
Amount recognized as net periodic benefit cost during the period	7.7	7.3
Provision for deferred income taxes	(2.7)	(2.6)

	5.0	4.7

Balance at end of period	(76.6)	(74.2)

CUMULATIVE FOREIGN CURRENCY TRANSLATION ADJUSTMENT:
Balance at beginning of period	—	—
Amount recognized as cumulative foreign currency translation during the period	(14.5)	—
Benefit (provision) for deferred income taxes	5.1	—

	(9.4)	—

Balance at end of period	(9.4)	—

Total accumulated other comprehensive income	191.5	203.2

RETAINED EARNINGS
Balance at beginning of period	1,246.8	1,141.1
Net income (loss)	(12.2)	96.4
Dividends to shareholders	(37.5)	(35.9)
Treasury stock issued for less than cost	(6.1)	(7.9)
Recognition of employee stock-based compensation	9.7	7.6

Balance at end of period	1,200.7	1,201.3

TREASURY STOCK
Balance at beginning of period	(720.1)	(620.4)
Shares purchased at cost	(20.0)	(126.0)
Net shares reissued at cost under employee stock-based compensation plans	17.0	21.5

Balance at end of period	(723.1)	(724.9)

Total shareholders’ equity	$2,454.9	$2,478.8

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010
Net income (loss)	$(9.7)	$52.3	$(12.2)	96.4
Other comprehensive income:
Available-for-sale securities:
Net appreciation during the period	6.2	99.1	43.7	220.5
Portion of other-than-temporary impairment losses transferred from other comprehensive income	0.8	2.3	6.2	6.6
(Provision) benefit for deferred income taxes	9.7	(25.9)	10.5	(57.4)

Total available-for-sale securities	16.7	75.5	60.4	169.7

Derivative instruments:
Net appreciation (depreciation) during the period	0.1	—	(1.8)	—
(Provision) benefit for deferred income taxes	(0.1)	—	0.6	—

Total derivative instruments	—	—	(1.2)	—

Pension and postretirement benefits:
Amortization recognized as net periodic benefit costs:
Net actuarial loss	3.9	4.3	11.6	12.9
Prior service cost	(1.3)	(1.5)	(3.9)	(4.4)
Transition asset	—	(0.4)	—	(1.2)

Total amortization recognized as net periodic benefit costs	2.6	2.4	7.7	7.3
Provision for deferred income taxes	(0.9)	(0.9)	(2.7)	(2.6)

Total pension and postretirement benefits	1.7	1.5	5.0	4.7

Cumulative foreign currency translation adjustment:
Amount recognized as cumulative foreign currency translation during the period	(14.5)	—	(14.5)	—
Benefit (provision) for deferred income taxes	5.1	—	5.1	—

Total cumulative foreign currency translation adjustment	(9.4)	—	(9.4)	—

Other comprehensive income	9.0	77.0	54.8	174.4

Comprehensive income (loss)	$(0.7)	$129.3	$42.6	270.8

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in millions)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(12.2)	$96.4
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net loss from retirement of debt	2.3	—
Net realized investment gains	(13.4)	(16.4)
Net amortization and depreciation	12.3	12.0
Stock-based compensation expense	9.7	8.6
Amortization of deferred benefit plan costs	7.7	7.4
Deferred income taxes	14.2	48.1
Change in deferred acquisition costs	16.5	(58.5)
Change in accrued investment income	(30.7)	(0.9)
Change in premiums receivable, net of reinsurance premiums payable	41.1	(241.9)
Change in loss, loss adjustment expense and unearned premium reserves	254.6	276.2
Change in reinsurance recoverable	(53.7)	(14.7)
Change in expenses and taxes payable	62.7	(104.6)
Other, net	(24.8)	(26.7)

Net cash provided by (used in) operating activities	286.3	(15.0)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposals and maturities of fixed maturities	1,138.2	998.6
Proceeds from disposals of equity securities and other investments	17.7	44.9
Purchases of fixed maturities	(1,122.5)	(981.7)
Purchases of equity securities and other investments	(58.6)	(95.3)
Cash used for business acquisitions, net of cash acquired	268.4	(13.3)
Capital expenditures	(9.8)	(6.6)
Net payments related to swap agreements	(1.9)	—
Other investing items	(0.3)	—

Net cash provided by (used in) investing activities	231.2	(53.4)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of employee stock options	3.9	9.3
Proceeds from debt borrowings	314.4	205.6
Change in collateral related to securities lending program	(32.6)	(23.4)
Dividends paid to shareholders	(37.5)	(35.9)
Repurchases of debt	(86.8)	(0.4)
Repurchases of common stock	(20.0)	(130.6)
Other financing activities	(0.6)	0.1

Net cash provided by financing activities	140.8	24.7

Effect of exchange rate changes on cash	(28.4)	—
Net change in cash and cash equivalents	658.3	(43.7)
Net change in cash related to discontinued operations	2.4	(1.2)
Cash and cash equivalents, beginning of period	290.4	316.5

Cash and cash equivalents, end of period	$922.7	$271.6

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements of The Hanover Insurance Group, Inc. and subsidiaries (“THG” or the “Company”) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the requirements of Form 10-Q. Certain financial information that is provided in annual financial statements, but is not required in interim reports, has been omitted.

The interim consolidated financial statements of THG include the accounts of The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America, THG’s principal U.S. domiciled property and casualty companies; and certain other insurance and non-insurance subsidiaries. These legal entities conduct their operations through several business segments discussed in Note 10 – “Segment Information”. In addition, effective July 1, 2011, the Company acquired Chaucer Holdings PLC (“Chaucer”), a specialist underwriting group which operates through the Society and Corporation of Lloyd’s (“Lloyd’s) (See Note 3 – “Acquisitions”). The interim consolidated financial statements include Chaucer’s results for the period from July 1, 2011 through September 30, 2011. Additionally, the interim consolidated financial statements include the Company’s discontinued operations, consisting of the Company’s former life insurance businesses and its accident and health business. All intercompany accounts and transactions have been eliminated.

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

In the opinion of the Company’s management, the accompanying interim consolidated financial statements reflect all adjustments, consisting of normal recurring items, necessary for a fair presentation of the financial position and results of operations. The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year. The acquisition of Chaucer on July 1, 2011, which has added meaningful business volumes to THG third quarter results, has affected the comparability of the consolidated financial statements. These financial statements should be read in conjunction with THG’s 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 24, 2011 and the unaudited Pro Forma Condensed Combined Financial Statements of THG and Chaucer included as Exhibit 99.2 in Amendment No. 1 to THG’s Form 8K/A, which was filed with SEC on September 19, 2011.

2. New Accounting Pronouncements

Recently Implemented Standards

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Update No. 2010-29 (Topic 805) Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force). This update provides clarity on the presentation of comparable pro forma financial statements for business combinations. Revenues and earnings of the combined entity should be disclosed as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Additionally, this update requires the disclosure to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The disclosure guidance provided in this ASC update is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company has implemented this guidance as of January 1, 2011. Implementing this guidance did not have an effect on the Company’s financial position or results of operations upon adoption; however, the disclosure requirements were applied to the Company’s acquisition of Chaucer. See Note 3 – “Acquisitions” for pro forma results of operations of THG and Chaucer.

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

Recently Issued Standards

In September 2011, the FASB issued ASC Update 2011-08 (Topic 350) Testing Goodwill for Impairment. This ASC update allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The update provides that an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on its qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The update further improves previous guidance by expanding upon the examples of events and circumstances that an entity should consider in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the update improves the examples of events and circumstances that should be considered by an entity that has a reporting unit with a zero or negative carrying amount in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. This ASC update is effective for annual and interim periods beginning after December 15, 2011, with early adoption permitted. The Company does not expect the adoption of ASC Update 2011-08 to have a material impact on its financial position or results of operations.

In June 2011, the FASB issued ASC Update 2011-05 (Topic 220) Presentation of Comprehensive Income. This ASC update requires companies to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of income and other comprehensive income. The option to present items of other comprehensive income in the statement of changes in equity is eliminated. In addition, an entity is required to present on the face of the financial statements reclassification adjustments from other comprehensive income to net income. This ASC update should be applied retrospectively and except for the provisions related to reclassification adjustment, is effective for interim and annual periods beginning after December 15, 2011. In October 2011, the implementation date of the reclassification adjustment guidance was deferred. The Company expects that the implementation of the guidance related to financial statement presentation will not have a significant impact to its current financial statement presentation. The Company is evaluating the impact of presenting the reclassification adjustment to its Consolidated Statements of Income and Comprehensive Income.

In May 2011, the FASB issued ASC Update 2011-04 (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASC update results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The new guidance includes changes to how and when the valuation premise of highest and best use applies, clarification on the application of blockage factors and other premiums and discounts, as well as new and revised disclosure requirements. This ASC update is effective for interim and annual periods beginning after December 15, 2011. The Company is currently evaluating its fair value measurements to determine which, if any, of the measurement techniques that the Company uses will have to change as a result of the new guidance, and what additional disclosures will be required. The Company does not expect the adoption of ASC Update 2011-04 to have a material impact on its financial position or results of operations.

In October 2010, the FASB issued ASC Update 2010-26 (Topic 944), Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (a consensus of the FASB Emerging Issues Task Force). This update provides clarity in defining which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral, commonly known as deferred acquisition costs. Additionally, this update specifies that only costs associated with the successful acquisition of a policy or contract may be deferred, whereas current industry practice often includes costs relating to unsuccessful contract acquisition. This ASC Update is effective for fiscal years beginning after December 15, 2011. Retrospective application to all prior periods upon the date of adoption is also permitted. The Company has elected to apply this guidance retrospectively. Although the Company continues to evaluate the impact of this guidance, management anticipates that the implementation of ASC Update 2010-26 would result in an after-tax reduction to our stockholders’ equity as of January 1, 2012 of approximately $25 million to $30 million, or approximately 1%. The adoption of this guidance is not expected to have a material impact on our results of operations on either a historical or prospective basis.

3. Acquisitions

Chaucer Acquisition

On July 1, 2011, the Company completed the previously announced acquisition of Chaucer, a United Kingdom (“U.K.”) insurance business. Chaucer is a leading specialist managing agency at Lloyd’s. Chaucer underwrites business in several lines of business, including property, marine and aviation, energy, U.K. motor and casualty and other coverages (which include international liability, specialist coverages, and syndicate participations). Chaucer is headquartered in London, with a regional presence in Whitstable, England and locations in Houston, Singapore, Buenos Aires, and Copenhagen.

This transaction is expected to advance the Company’s specialty lines strategy and result in broader product and underwriting capabilities, as well as greater geographic and product diversification. The acquisition adds a presence in the Lloyd’s market, which includes access to international licenses, an excess and surplus insurance business and the ability to syndicate certain risks.

Determination of Purchase Price

Shareholders of Chaucer received 53.3 pence for each Chaucer share, which was paid in either cash or loan notes to those shareholders who elected to receive such notes in lieu of cash. The closing of the acquisition followed approval of the transaction by Chaucer shareholders on June 7, 2011, subsequent court approval in the U.K. and regulatory approvals in various jurisdictions. The following table summarizes the transaction in both U.K. Pounds Sterling (“GBP”) and U.S. dollars:

(in millions)
Aggregate purchase price announced on April 20, 2011
Based on 53.3p contract price	£297.7	$485.3
Actual consideration on July 14, 2011:
Cash	£287.4	$455.0
Loan notes and other payables	9.0	14.4
Foreign exchange forward settlement	—	11.3

Total	£296.4	$480.7

The difference between the aggregate purchase price at signing and closing is attributable to the effect of currency fluctuations between the GBP and the U.S. dollar, as well as a change in outstanding shares.

In connection with the transaction, the Company entered into a foreign exchange forward contract, which provided for an economic hedge between the agreed upon purchase price of Chaucer in GBP and currency fluctuations between the GBP and U.S. dollar prior to close. This contract effectively locked in the U.S. dollar equivalent of the purchase price to be delivered in GBP and was settled at a loss of $11.3 million, of which $4.7 million and $6.6 million was recognized during the three months ended June 30, 2011 and September 30, 2011, respectively. The loss on the contract was due to a decrease in the exchange rate between the GBP and U.S. dollar and the impact in the third quarter was essentially offset by the lower U.S. dollars required to meet the GBP-based purchase price, resulting in a $6.4 million gain on foreign exchange.

This payment was funded from the THG holding company, which included approximately $300 million of proceeds from the senior unsecured notes issued on June 17, 2011. See Note 4 – “Debt” for additional information.

Allocation of Purchase Price

The purchase price has been allocated as follows based on an estimate of the fair value of assets acquired and liabilities assumed as of July 1, 2011 (converted to U.S. dollars using an exchange rate of 1.6053):

(in millions)
Cash	$756.1
Premiums and accounts receivable, net	467.9
Investments	1,628.1
Reinsurance recoverables, net	558.3
Deferred acquisition costs	186.3
Deferred income taxes	39.6
Other assets	16.5
Loss and loss adjustment expense reserves	(2,300.6)
Unearned premiums	(857.3)
Debt	(64.8)
Other liabilities	(64.5)

Net tangible assets	365.6
Goodwill	22.5
Intangible assets	87.7

Purchase price allocated to Chaucer	475.8
Additional hedge-related adjustment based upon July 14, 2011 settlement	4.9

Total purchase price, excluding transaction costs	480.7
Transaction costs	11.6

Total purchase price	$492.3

The foregoing allocation of the purchase price is based on information that was available to management at the time the consolidated financial statements were prepared. The allocation may change as additional information becomes available; the impact of such changes, if any, may be material. The Company’s balance sheet accounts denominated in foreign currencies are translated to U.S. dollars using current exchange rates as of the balance sheet date.

Identification and Valuation of Intangible Assets

A summary of the preliminary fair value of goodwill and the identifiable intangible assets and their respective estimated useful lives at July 1, 2011 is as follows:

	Amount	Estimated Useful Life	Amortization Method
(in millions)
Intangibles:
Lloyd’s syndicate capacity	$78.7	Indefinite	N/A
Other intangibles	9.0	2 -5years	Straight line

Total intangible assets	87.7
Goodwill	22.5	Indefinite	N/A

Total goodwill and intangibles	$110.2

The purchase price of the acquisition exceeded the fair value of the net tangible and intangible assets acquired, with the excess purchase price recorded as goodwill. Factors that contributed to the recognition of goodwill included the expected growth rate and profitability of Chaucer and the value of Chaucer’s experienced workforce. The goodwill recognized is deductible for income tax purposes.

Pro Forma Results

The following unaudited pro forma information presents the combined revenues, net income and net income per share of THG and Chaucer for the nine months ended September 30, 2011 and for the three and nine months ended September 30, 2010, respectively, with pro forma purchase accounting adjustments as if the acquisition had been consummated as of the beginning of the periods presented. This pro forma information is not necessarily indicative of what would have occurred had the acquisition and related transactions been made on the dates indicated, or of future results of the Company. The Company’s income statement accounts denominated in foreign currencies are translated to U.S. dollars at the average rates of exchange for the period indicated.

(in millions, except per share data)	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2010
Revenue	$3,223.3	$3,042.2	$1,026.1
Net income (loss)	$(61.5)	$119.5	$60.3
Net income (loss) per share – basic	$(1.36)	$2.61	$1.34
Net income (loss) per share – diluted	$(1.36)	$2.57	$1.32
Weighted average shares outstanding – basic	45.4	45.7	44.9
Weighted average shares outstanding – diluted	45.4	46.4	45.7

The Company recognized approximately $3 million in foreign currency transaction losses in the Statement of Income during the three months ended September 30, 2011.

Other Prior Acquisitions

On March 31, 2010, the Company acquired Campania Holding Company, Inc. (“Campania”) for a cash purchase price of approximately $24 million, subject to various terms and conditions. During 2011, the Company recognized an additional $4.1 million of consideration based upon the terms of the agreement. Campania specializes in insurance solutions for portions of the healthcare industry.

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

4. Debt and Credit Arrangements

Debt consists of the following:

(in millions)	September 30, 2011	December 31, 2010
Senior debentures (unsecured) maturing March 1, 2020	$200.0	$200.0
Senior debentures (unsecured) maturing June 15, 2021	300.0	—
Senior debentures (unsecured) maturing October 15, 2025	121.6	121.6
Junior debentures	59.7	129.2
Subordinated note maturing November 16, 2034	16.1	—
Subordinated note maturing September 21, 2036	50.0	—
FHLBB borrowings	152.8	134.5
Capital securities	7.0	18.0
Surplus notes	—	4.0

Total principal debt	$907.2	$607.3
Unamortized fair value adjustment	(2.5)	(0.5)
Unamortized debt issuance cost	(3.1)	(0.9)

Total	$901.6	$605.9

On June 17, 2011, the Company issued $300 million aggregate principal amount of 6.375% senior unsecured notes due June 15, 2021. The senior debentures are subject to certain restrictive covenants, including limitations on the issuance or disposition of capital stock of restricted subsidiaries. These debentures pay interest semi-annually. At September 30, 2011, the Company was in compliance with the covenants associated with this indenture.

In 2011, the Company repurchased in several transactions, $69.5 million of Series B 8.207% Subordinated Deferrable Interest Debentures (“Junior Debentures”) at a cost of $72.0 million, resulting in a net loss of $2.5 million on the repurchases. In addition, the Company repurchased $4.0 million of surplus notes outstanding related to AIX Holdings, Inc (“AIX”), $8.0 million of capital securities related to AIX and $3.0 million of capital securities related to Professionals Direct, Inc.

The Company borrowed $125.0 million in 2009 from Federal Home Loan Bank of Boston (FHLBB”). In July 2010, the Company committed to borrow an additional $46.3 million from FHLBB to finance the development of the City Square Project. These borrowings will be drawn in several increments from July 2010 to January 2012. These additional amounts mature on July 20, 2020 and carry fixed interest rates with a weighted average of 3.88%. Through September 30, 2011, the Company has borrowed $27.8 million under this arrangement. Interest associated with the $46.3 million will be capitalized through the construction phase of the City Square Project.

As collateral to FHLBB, Hanover Insurance pledged government agency securities with a fair value of $192.3 million and $162.7 million, for the aggregate borrowings of $152.8 million and $134.5 million as of September 30, 2011 and December 31, 2010, respectively. The fair value of the collateral pledged must be maintained at certain specified levels of the borrowed amount, which can vary depending on the type of assets pledged. At December 31, 2011, the Company was in compliance with the covenants associated with these borrowings. If the fair value of this collateral declines below these specified levels, Hanover Insurance would be required to pledge additional collateral or repay outstanding borrowings. Hanover Insurance is permitted to voluntarily repay the outstanding borrowings at any time, subject to a repayment fee. As a requirement of membership in the FHLBB, Hanover Insurance maintains a certain level of investment in FHLBB stock. Total purchases of FHLBB stock were $8.9 million and $8.6 million at September 30, 2011 and December 31, 2010, respectively.

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

On July 1, 2011, the Company acquired all of the outstanding shares of Chaucer. In 2004, Chaucer issued €12 million aggregate principal amount of floating rate subordinated unsecured notes due November 16, 2034. These notes pay interest semi-annually based on the European Inter bank offer rate (Euribor), plus an agreed margin of 3.75%. These notes are converted from Euro to GBP at current rates and then translated to U.S. dollars based upon the September 30, 2011 exchange rate between GBP and U.S. dollars of 1.56. Additionally, in 2006, Chaucer issued $50 million aggregate principal amount of floating rate subordinated unsecured notes due September 21, 2036. These notes pay interest quarterly based on the U.S. dollar 3-month Libor, plus an agreed margin of 3.1%.

On August 2, 2011, the Company entered into a $200.0 million committed syndicated credit agreement which expires in August 2015. Borrowings, if any, under this agreement are unsecured and incur interest at a rate per annum equal to, at the Company’s option, a designated base rate or the U.S. dollar Libor plus applicable margin. The agreement provides covenants, including but not limited to, requirements to maintain a certain level of consolidated equity, consolidated leverage ratios, and an RBC ratio in the Company’s primary U.S. domiciled property and casualty companies of 175%. There were no borrowings under this agreement during 2011.

In 2010, Chaucer entered into a £90.0 million Standby Letter of Credit Facility (Standby Facility) that is used to provide regulatory capital supporting Chaucer’s underwriting through two managed syndicates. The Standby Facility expires on December 31, 2015. Chaucer pays an annual commitment fee of 1.14 percent. The Standby Facility contains restrictive financial covenants, including but not limited to, maintaining a minimum consolidated tangible net worth and a leverage ratio of less than or equal to 35 percent for Chaucer. We collateralized £10 million of the facility under the terms of the agreement. We were in compliance with the covenants at September 30, 2011.

5. Income Taxes

Income tax expense for the nine months ended September 30, 2011 and 2010 has been computed using estimated effective tax rates. In the third quarter of 2011, the Company revised its estimated annual effective tax rate to include the tax effect of non-U.S. income resulting from its acquisition of Chaucer.

For the nine months ended September 30, 2011, the tax provision is comprised of a $34.0 million U.S. federal income tax benefit and $7.3 million in foreign income taxes. For the nine months ended September 30, 2010, the tax provision was comprised of $39.7 million in U.S. federal income tax expense.

Certain of the Company’s non-U.S. income is not subject to U.S. tax until repatriated, since these earnings currently are expected to be permanently reinvested overseas. Foreign taxes on this non – U.S. income is accrued at the local foreign tax rate and do not have an accrual for U.S. deferred taxes. This assumption could change, as a result of a sale of the subsidiaries, the receipt of dividends from the subsidiaries, a change in management’s intentions, or as a result of various other events. It is not practical to calculate the residual income tax which would result if any of these events occurred, due to the complexities of the tax law and the hypothetical nature of such calculations.

The Company and its domestic subsidiaries file a consolidated federal income tax return with the U.S. Internal Revenue Service. The Company is no longer subject to U.S. federal income tax examinations for years prior to 2005. Certain issues remain open for the 2005 through 2008 tax years. In addition, the Company and its subsidiaries file income tax returns in various state and foreign jurisdictions and are generally not subject to state income tax examinations for years prior to 2002 and foreign examinations for years prior to 2009.

6. Pension and Other Postretirement Benefit Plans

The components of net periodic pension cost for defined benefit pension and other postretirement benefit plans included in the Company’s results of operations are as follows:

	Three Months Ended September 30,
(in millions)	2011	2010	2011	2010
	Pension Benefits		Postretirement Benefits
Service cost – benefits earned during the period
	$0.4	$0.1	$0.1	$—
Interest cost	9.2	8.2	0.6	0.7
Expected return on plan assets	(9.9)	(8.8)	—	—
Recognized net actuarial loss	3.8	4.2	0.1	0.1
Amortization of transition asset	—	(0.4)	—	—
Amortization of prior service cost	—	—	(1.3)	(1.5)

Net periodic cost (benefit)	$3.5	$3.3	$(0.5)	$(0.7)

	Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010
	Pension Benefits		Postretirement Benefits
Service cost – benefits earned during the period	$0.4	$0.1	$0.1	$0.1
Interest cost	25.0	24.5	1.8	2.0
Expected return on plan assets	(27.0)	(26.3)	—	—
Recognized net actuarial loss	11.3	12.6	0.3	0.3
Amortization of transition asset	—	(1.2)	—	—
Amortization of prior service cost	—	—	(3.9)	(4.4)

Net periodic cost (benefit)	$9.7	$9.7	$(1.7)	$(2.0)

The Company’s net periodic pension cost for defined benefit pension plans recognized during the three and nine months ended September 30, 2011 includes expenses for the period from July 1, 2011 through September 30, 2011 related to defined benefit plan obligations assumed with the acquisition of Chaucer.

7. Investments

A. Fixed maturities and equity securities

The amortized cost and fair value of available-for-sale fixed maturities and the cost and fair value of equity securities were as follows:

	September 30, 2011
(in millions)	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI Unrealized Losses
Fixed maturities:
U.S. Treasury and government agencies	$272.0	$7.3	$0.3	$279.0	$—
Foreign government	302.6	0.4	0.1	302.9	—
Municipal	970.0	67.2	4.3	1,032.9	—
Corporate	3,150.7	188.3	47.6	3,291.4	15.7
Residential mortgage-backed	825.7	47.0	8.0	864.7	6.3
Commercial mortgage-backed	338.1	9.3	1.3	346.1	—
Asset-backed	107.0	4.0	0.4	110.6	—

Total fixed maturities	$5,966.1	$323.5	$62.0	$6,227.6	$22.0

Equity securities	$249.2	$9.7	$12.6	$246.3	$—

	December 31, 2010
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI Unrealized Losses
Fixed maturities:
U.S. Treasury and government agencies	$259.4	$5.0	$3.2	$261.2	$—
Municipal	952.7	21.3	19.3	954.7	—
Corporate	2,276.0	174.6	30.2	2,420.4	19.5
Residential mortgage-backed	704.2	41.8	11.9	734.1	8.3
Commercial mortgage-backed	349.3	18.3	1.0	366.6	—
Asset-backed	57.2	3.7	—	60.9	—

Total fixed maturities	$4,598.8	$264.7	$65.6	$4,797.9	$27.8

Equity securities	$120.7	$9.8	$1.9	$128.6	$—

Other-than-temporary impairments (“OTTI”) unrealized losses in the tables above represent OTTI recognized in accumulated other comprehensive income. This amount excludes net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date of $26.2 million and $36.1 million as of September 30, 2011 and December 31, 2010, respectively.

The amortized cost and fair value by maturity periods for fixed maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or the Company may have the right to put or sell the obligations back to the issuers.

(in millions)	September 30, 2011
	Amortized Cost	Fair Value
Due in one year or less	$634.1	$636.1
Due after one year through five years	1,802.7	1,870.2
Due after five years through ten years	1,594.0	1,696.1
Due after ten years	664.5	703.8

	4,695.3	4,906.2
Mortgage-backed and asset-backed securities	1,270.8	1,321.4

Total fixed maturities	$5,966.1	$6,227.6

B. Securities in an unrealized loss position

The following tables provide information about the Company’s fixed maturities and equity securities that were in an unrealized loss position at September 30, 2011 and December 31, 2010.

	September 30, 2011
	12 months or less		Greater than 12 months		Total
(in millions)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Fixed maturities:
Investment grade:
U.S. Treasury and government agencies	$0.3	$26.8	$—	$—	$0.3	$26.8
Foreign governments	0.1	155.1	—	—	0.1	155.1
Municipal	0.5	31.4	3.8	66.0	4.3	97.4
Corporate	24.5	851.8	4.0	21.6	28.5	873.4
Residential mortgage-backed	4.7	76.8	2.6	10.8	7.3	87.6
Commercial mortgage-backed	0.8	60.2	0.5	4.5	1.3	64.7
Asset-backed	0.1	34.2	—	—	0.1	34.2

Total investment grade	31.0	1,236.3	10.9	102.9	41.9	1,339.2
Below investment grade:
Corporate	18.1	206.2	1.0	1.5	19.1	207.7
Residential mortgage-backed	0.7	11.4	—	—	0.7	11.4
Asset-backed	0.3	1.1	—	—	0.3	1.1

Total below investment grade	19.1	218.7	1.0	1.5	20.1	220.2

Total fixed maturities	50.1	1,455.0	11.9	104.4	62.0	1,559.4

Equity securities	12.4	160.9	0.2	1.3	12.6	162.2

Total	$62.5	$1,615.9	$12.1	$105.7	$74.6	$1,721.6

	December 31, 2010
	12 months or less		Greater than 12 months		Total
(in millions)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Fixed maturities:
Investment grade:
U.S. Treasury and government agencies	$2.7	$84.9	$0.5	$16.4	$3.2	$101.3
Municipal	10.3	289.1	9.0	86.7	19.3	375.8
Corporate	6.7	256.1	10.5	66.8	17.2	322.9
Residential mortgage-backed	3.1	89.1	8.8	31.0	11.9	120.1
Commercial mortgage-backed	0.1	13.1	0.9	7.3	1.0	20.4

Total investment grade	22.9	732.3	29.7	208.2	52.6	940.5

Below investment grade:
Corporate	1.0	51.1	12.0	90.0	13.0	141.1

Total fixed maturities	23.9	783.4	41.7	298.2	65.6	1,081.6

Equity securities	1.9	45.8	—	—	1.9	45.8

Total	$25.8	$829.2	$41.7	$298.2	$67.5	$1,127.4

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

C. Proceeds from sales

Proceeds from sales of available-for-sale securities and the gross realized gains and losses on those sales were as follows:

	Three Months Ended September 30,
	2011			2010
(in millions)	Proceeds from Sales	Gross Gains	Gross Losses	Proceeds from Sales	Gross Gains	Gross Losses
Fixed maturities	$188.5	$2.2	$0.1	$195.2	$8.4	$0.1
Equity securities	14.1	1.1	0.1	—	—	—

	Nine Months Ended September 30,
	2011			2010
(in millions)	Proceeds from Sales	Gross Gains	Gross Losses	Proceeds from Sales	Gross Gains	Gross Losses
Fixed maturities	$592.3	$18.1	$1.1	$371.3	$17.9	$1.4
Equity securities	15.9	1.5	0.1	25.8	6.2	—

D. Derivative Instruments

The Company maintains an overall risk management strategy that may incorporate the use of derivative instruments to manage significant unplanned fluctuations in earnings that may be caused by foreign currency exchange and interest rate volatility.

In April 2011, the Company entered into a foreign currency forward contract as an economic hedge of the foreign currency exchange risk embedded in the purchase price of Chaucer, which was denominated in GBP. For the three months and nine months ended September 30, 2011, the Company recorded a loss of $6.6 million and $11.3 million, respectively, reflected in other operating expenses in the Consolidated Statements of Income. This contract had a notional amount of £297.9 million and was settled on July 14, 2011. Since a foreign currency hedge in which the hedged item is a forecasted transaction relating to a business combination does not qualify for hedge accounting under ASC 815, Derivatives and Hedging (“ASC 815”), the Company did not apply hedge accounting to this transaction. See Note 3 – “Acquisitions” for additional information.

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

During the third quarter of 2011, Chaucer held foreign currency forward contracts utilized to mitigate changes in fair value caused by foreign currency fluctuation in converting the fair value of Sterling and Euro denominated investment portfolios into their U.S. dollar denominated equivalent. During the third quarter, the Company recognized a gain of $6.5 million related to these instruments, reflected in net realized investment gains in the Consolidated Statements of Income. All Chaucer forward contracts were terminated in October 2011.

E. Other Investments

Other investments consist primarily of overseas deposits, which are investments maintained in overseas funds and managed exclusively by Lloyd’s. These funds are required in order to protect policyholders in overseas markets and enable the Company to operate in those markets. Also included in other investments are investments in limited partnerships, which are accounted for by the equity method of accounting or at cost.

F. Other-than-temporary impairments

For the three months ended September 30, 2011, total OTTI of fixed maturities were $1.1 million. Of this amount, $1.5 million was recognized in earnings, including $0.4 million that was transferred from unrealized losses in accumulated other comprehensive income. For the first nine months of 2011, total OTTI of fixed maturities and equity securities were $2.8 million. Of this amount, $3.7 million was recognized in earnings, including $0.9 million that was transferred from unrealized losses in accumulated other comprehensive income.

For the three months ended September 30, 2010, total OTTI of fixed maturities were $0.2 million. Of this amount, $1.4 million was recognized in earnings, including $1.2 million that was transferred from unrealized losses in other comprehensive income. For the first nine months of 2010, total OTTI of fixed maturities and equity securities were $3.5 million. Of this amount, $7.5 million was recognized in earnings, including $4.0 million that was transferred from unrealized losses in accumulated other comprehensive income.

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

(in millions)	Three Months Ended September 30		Nine Months Ended September 30,
	2011	2010	2011	2010
Credit losses, beginning of period	$14.8	$19.5	$16.7	$20.0
Credit losses for which an OTTI was not previously recognized	—	—	—	0.3
Additional credit losses on securities for which an OTTI was previously recognized	0.4	0.2	0.6	2.4
Reductions for securities sold or matured during the period	(0.3)	(2.9)	(1.6)	(5.9)
Reduction for securities reclassified as intend to sell	—	(0.4)	(0.8)	(0.4)

Credit losses, end of period	$14.9	$16.4	$14.9	$16.4

G. Restricted assets

In accordance with Lloyd’s operating guidelines, the Company deposits funds at Lloyd’s to support underwriting operations. These funds are available only to fund claim obligations. These restricted assets consisted of approximately $392 million of fixed maturities and $99 million of cash and cash equivalents as of September 30, 2011. The Company also deposits funds with various state and governmental authorities in the U.S. For a discussion of the Company’s deposits with state and governmental authorities, see also Note 4 – “Investments” of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments. Except for a discussion on foreign government fixed maturities and other investments, which have been added as a result of the acquisition of Chaucer, these methods and assumptions have not changed since last year.

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

The Company utilizes a third party pricing service for the valuation of the majority of its fixed maturity securities and receives one quote per security. When quoted market prices in an active market are available, they are provided by the pricing service as the fair value and such values are classified as Level 1. Since fixed maturities other than U.S. Treasury securities generally do not trade on a daily basis, the pricing service prepares estimates of fair value for those securities using pricing applications based on a market approach. Inputs into the fair value pricing applications which are common to all asset classes include benchmark U.S. Treasury security yield curves, reported trades of identical or similar fixed maturity securities, broker/dealer quotes of identical or similar fixed maturity securities and structural characteristics of the security, such as maturity date, coupon, mandatory principal payment dates, frequency of interest and principal payments and optional principal redemption features. Inputs into the fair value applications that are unique by asset class include, but are not limited to:

•	U.S. government agencies – determination of direct versus indirect government support and whether any contingencies exist with respect to the timely payment of principal and interest.

•	Foreign government – estimates of appropriate market spread versus underlying related sovereign treasury curve(s) dependent on liquidity and direct or contingent support.

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

Equity Securities

Level 1 includes publicly traded securities valued at quoted market prices. Level 2 includes securities that are valued using pricing for similar securities and pricing models that incorporate observable inputs. Level 2 also includes fair values obtained from net asset values provided by mutual fund investment managers, upon which subscriptions and redemptions can be executed. Level 3 consists of common or preferred stock of private companies for which observable inputs are not available.

The Company utilizes a third party pricing service for the valuation of the majority of its equity securities and receives one quote for each equity security. When quoted market prices in an active market are available, they are provided by the pricing service as the fair value and such values are classified as Level 1. Generally, all prices provided by the pricing service, except quoted market prices, are reported as Level 2. The company holds certain equity securities that have been issued by privately-held entities that do not have an active market and for which the pricing service cannot provide fair values. Generally, the Company estimates fair value for these securities based on the issuer’s book value and market multiples. These securities are reported as Level 3.

Mortgage Loans

Fair values are estimated by discounting the future contractual cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings.

Other Investments

Fair values of overseas trust funds are provided by the investment manager based on quoted prices for similar instruments in active markets and are reported as Level 2.

Derivative Instruments

The Company’s derivatives are traded in the over-the-counter (“OTC”) derivative market and are classified as Level 2 in the fair value hierarchy. The Company’s counterparties in the derivative agreements are highly rated major financial institutions. OTC derivatives classified as Level 2 are valued using discounted cash flow models widely accepted in the financial services industry that use actively quoted or observable market input values from external market data providers, third party pricing vendors and/or recent trading activity. Key assumptions include the contractual terms of the contracts along with significant observable inputs including currency rates, interest rates and non-performance risk. The Company uses mid-market pricing in determining its best estimate of fair value.

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

The estimated fair values of the financial instruments were as follows:

(in millions)	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and cash equivalents	$922.7	$922.7	$290.4	$290.4
Fixed maturities	6,227.6	6,227.6	4,797.9	4,797.9
Equity securities	246.3	246.3	128.6	128.6
Mortgage loans	4.9	5.2	5.5	5.8
Other investments	143.9	143.9	—	—
Derivative instruments	5.4	5.4	—	—

Total financial assets	$7,550.8	$7,551.1	$5,222.4	$5,222.7

Financial Liabilities
Legal indemnities	5.6	5.6	5.4	5.4
Debt	901.6	986.2	605.9	603.9

Total financial liabilities	$907.2	$991.8	$611.3	$609.3

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

The following tables provide, for each hierarchy level, the Company’s assets at September 30, 2011 and December 31, 2010 that are measured at fair value on a recurring basis. Equity securities exclude FHLBB common stock of $8.9 million at September 30, 2011 and $8.6 million at December 31, 2010, which is carried at cost.

	September 30, 2011
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$279.0	$153.0	$126.0	$—
Foreign government	302.9		302.9
Municipal	1,032.9	—	1,017.1	15.8
Corporate	3,291.4	—	3,268.9	22.5
Residential mortgage-backed, U.S. agency backed	701.0	—	701.0	—
Residential mortgage-backed, non-agency	163.7	—	158.2	5.5
Commercial mortgage-backed	346.1	—	333.9	12.2
Asset-backed	110.6	—	88.8	21.8

Total fixed maturities	6,227.6	153.0	5,996.8	77.8
Equity securities	237.4	122.9	89.0	25.5
Other investments	143.9	—	143.9	—

Total investment assets at fair value	$6,608.9	$275.9	$6,229.7	$103.3

Derivative instruments	$5.4	$—	$5.4	$—

	December 31, 2010
	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$261.2	$124.0	$137.2	$—
Municipal	954.7	—	938.1	16.6
Corporate	2,420.4	—	2,392.2	28.2
Residential mortgage-backed, U.S. agency backed	600.4	—	600.4	—
Residential mortgage-backed, non-agency	133.7	—	132.9	0.8
Commercial mortgage-backed	366.6	—	361.1	5.5
Asset-backed	60.9	—	47.4	13.5

Total fixed maturities	4,797.9	124.0	4,609.3	64.6
Equity securities	120.0	106.6	10.5	2.9

Total investment assets at fair value	$4,917.9	$230.6	$4,619.8	$67.5

The table below provides a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fixed Maturities
(in millions)	Municipal	Corporate	Residential mortgage- backed, non-agency	Commercial mortgage- backed	Asset- backed	Total	Equities	Total Assets
Three Months Ended September 30, 2011
Balance July 1, 2011	$16.1	$36.8	$0.5	$5.1	$13.5	$72.0	$2.9	$74.9
Transfers into Level 3	—	6.9	—	—	—	6.9	—	6.9
Transfers out of Level 3	—	(8.8)	(0.5)	—	—	(9.3)	—	(9.3)
Total gains (losses):
Included in earnings	—	0.1	—	—	—	0.1	—	0.1
Included in other comprehensive income	—	(0.3)	—	—	(0.2)	(0.5)	(1.6)	(2.1)
Purchases and sales:
Purchases	—	—	—	7.3	—	7.3	—	7.3
Chaucer acquisition	—	0.1	5.6	—	8.8	14.5	24.2	38.7
Sales	(0.3)	(12.3)	(0.1)	(0.2)	(0.3)	(13.2)	—	(13.2)

Balance September 30, 2011	$15.8	$22.5	$5.5	$12.2	$21.8	$77.8	$25.5	$103.3

Three Months Ended September 30, 2010
Balance July 1, 2010	$14.9	$31.2	$1.1	$5.9	$15.7	$68.8	$2.8	$71.6
Transfers into Level 3	—	3.3	—	—	—	3.3	—	3.3
Transfers out of Level 3	—	(2.7)	—	—	—	(2.7)	—	(2.7)
Total gains:
Included in earnings	—	—	—	—	0.1	0.1	—	0.1
Included in other comprehensive income	0.1	0.3	—	—	0.4	0.8	—	0.8
Purchases and sales:
Purchases	—	0.4	—	—	—	0.4	1.0	1.4
Sales	(0.4)	(0.3)	(0.1)	(0.2)	(1.8)	(2.8)	—	(2.8)

Balance September 30, 2010	$14.6	$32.2	$1.0	$5.7	$14.4	$67.9	$3.8	$71.7

Nine Months Ended September 30, 2011
Balance January 1, 2011	$16.6	$28.2	$0.8	$5.5	$13.5	$64.6	$2.9	$67.5
Transfers into Level 3	—	10.6	—	—	—	10.6	—	10.6
Transfers out of Level 3	—	(15.3)	(0.5)	—	—	(15.8)	—	(15.8)
Total gains (losses):
Included in earnings	—	0.1	—	—	—	0.1	(0.5)	(0.4)
Included in other comprehensive income	0.1	—	—	—	0.1	0.2	(1.1)	(0.9)
Purchases and sales:
Purchases	—	11.8	—	7.3	—	19.1	—	19.1
Chaucer acquisition	—	0.1	5.6	—	8.8	14.5	24.2	38.7
Sales	(0.9)	(13.0)	(0.4)	(0.6)	(0.6)	(15.5)	—	(15.5)

Balance September 30, 2011	$15.8	$22.5	$5.5	$12.2	$21.8	$77.8	$25.5	$103.3

Nine Months Ended September 30, 2010
Balance January 1, 2010	$15.5	$28.9	$—	$6.2	$9.2	$59.8	$2.8	$62.6
Transfers into Level 3	—	9.9	—	—	6.9	16.8	—	16.8
Transfer out of Level 3	—	(2.7)	—	—	(2.0)	(4.7)	—	(4.7)
Total gains (losses):
Included in earnings	—	0.1	—	—	0.1	0.2	(0.3)	(0.1)
Included in other comprehensive income	0.3	1.3	—	—	0.6	2.2	0.3	2.5
Purchases and sales:
Purchases	—	0.7	1.4	—	2.0	4.1	1.0	5.1
Sales	(1.2)	(6.0)	(0.4)	(0.5)	(2.4)	(10.5)	—	(10.5)

Balance September 30, 2010	$14.6	$32.2	$1.0	$5.7	$14.4	$67.9	$3.8	$71.7

During the nine months ended September 30, 2011 and 2010, the Company transferred fixed maturities between Level 2 and Level 3 primarily as a result of assessing the significance of unobservable inputs on the fair value measurement. There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2011 or 2010.

The following table summarizes gains and losses due to changes in fair value that are recorded in net income for Level 3 assets.

	Three Months Ended September 30,
	2011			2010
(in millions)	Other-than- temporary impairments	Net realized investment gains	Total	Other-than- temporary impairments	Net realized investment gains	Total
Level 3 Assets:
Fixed maturities:
Corporate	$—	$0.1	$0.1	$—	$—	$—
Asset Backed	—	—	—	—	0.1	0.1

Total assets	$—	$0.1	$0.1	$—	$0.1	$0.1

	Nine Months Ended September 30,
	2011			2010
(in millions)	Other-than- temporary impairments	Net realized investment gains	Total	Other-than- temporary impairments	Net realized investment gains	Total
Level 3 Assets:
Fixed maturities:
Corporate	$—	$0.1	$0.1	$—	$0.1	$0.1
Asset Backed	—	—	—	—	0.1	0.1
Equity securities	(0.5)	—	(0.5)	(0.3)	—	(0.3)

Total assets	$(0.5)	$0.1	$(0.4)	$(0.3)	$0.2	$(0.1)

There were no Level 3 liabilities held by the Company for the nine months ended September 30, 2011 and 2010.

9. Other Comprehensive Income

The following table provides a reconciliation of gross unrealized investment gains (losses) to the net balance shown in the Consolidated Statements of Comprehensive Income:

	Three Months Ended September 30,
	2011			2010
(in millions)	Pre-Tax	Tax Benefit (Expense)	Net of Tax	Pre-Tax	Tax Benefit (Expense)	Net of Tax
Unrealized gains on available-for- sale securities:
Unrealized gains arising during period	$15.4	$7.8	$23.2	$110.8	$(26.4)	$84.4
Less: reclassification adjustments for gains realized in net income	8.4	(1.9)	6.5	9.4	(0.5)	8.9

Total available-for-sale securities	7.0	9.7	16.7	101.4	(25.9)	75.5
Unrealized losses on derivative instruments:
Unrealized losses arising during period	0.1	(0.1)	—	—	—	—

Other comprehensive income	$7.1	$9.6	$16.7	$101.4	$(25.9)	$75.5

	Nine Months Ended September 30,
	2011			2010
(in millions)	Pre-Tax	Tax Benefit (Expense)	Net of Tax	Pre-Tax	Tax Benefit (Expense)	Net of Tax
Unrealized gains on available-for- sale securities:
Unrealized gains arising during period	$74.6	$12.9	$87.5	$245.8	$(58.1)	$187.7
Less: reclassification adjustments for gains realized in net income	24.7	2.4	27.1	18.7	(0.7)	18.0

Total available-for-sale securities	49.9	10.5	60.4	227.1	(57.4)	169.7
Unrealized losses on derivative instruments:
Unrealized losses arising during period	(1.8)	0.6	(1.2)	—	—	—

Other comprehensive income	$48.1	$11.1	$59.2	$227.1	$(57.4)	$169.7

10. Segment Information

The Company’s primary business operations include insurance products and services provided through four operating segments. These operating segments are Commercial Lines, Personal Lines, Other Property and Casualty and, with the acquisition on July 1, 2011, the Chaucer segment. Commercial Lines includes commercial multiple peril, commercial automobile, workers’ compensation, and other commercial coverages, such as specialty program business, inland marine, surety and other bonds, professional liability and management liability. Personal Lines includes personal automobile, homeowners and other personal coverages. Chaucer includes property, marine and aviation, energy, U.K. motor, and casualty and other coverages (which includes international liability, specialist coverages, and syndicate participations). The Other Property and Casualty segment consists of: Opus Investment Management, Inc., which markets investment management services to institutions, pension funds and other organizations; earnings on holding company assets; and, a voluntary pools business which is in run-off. The segment financial information is presented consistent with the way results are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company’s consolidated net income (loss) includes the results of its four operating segments (segment income (loss)), which management evaluates on a pre-tax basis, and interest expense on debt. Segment income (loss) excludes certain items which are included in net income (loss), such as income taxes and net realized investment gains and losses, including gains and losses from certain derivative instruments because fluctuations in these gains and losses are determined by interest rates, financial markets and timing of sales. Also, segment income (loss) excludes net gains and losses on disposals of businesses, discontinued operations, costs to acquire businesses, restructuring costs, extraordinary items, the cumulative effect of accounting changes and certain other items. Although the items excluded from segment income (loss) may be significant components in understanding and assessing the Company’s financial performance, management believes that the presentation of segment income enhances an investor’s understanding of the Company’s results of operations by highlighting net income attributable to the core operations of the business. However, segment income (loss) should not be construed as a substitute for net income (loss) determined in accordance with generally accepted accounting principles.

Summarized below is financial information with respect to business segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010
Segment revenues:
Commercial Lines	$449.4	$397.2	$1,336.6	$1,099.3
Personal Lines	389.9	397.1	1,164.8	1,190.3
Chaucer	257.5	—	257.5	—
Other Property and Casualty	4.2	5.1	15.6	15.9

Total	1,101.0	799.4	2,774.5	2,305.5
Intersegment revenues	(1.2)	(1.1)	(3.7)	(3.4)

Total segment revenues	1,099.8	798.3	2,770.8	2,302.1
Net realized investment gains	8.2	5.7	24.9	16.8

Total revenues	$1,108.0	$804.0	$2,795.7	$2,318.9

Segment income (loss) before income taxes:
Commercial Lines:
GAAP underwriting income (loss)	$(56.7)	$2.3	$(132.0)	$(22.5)
Net investment income	34.0	32.3	101.6	96.6
Other income	0.6	0.5	2.0	0.7

Commercial Lines segment income (loss)	(22.1)	35.1	(28.4)	74.8
Personal Lines:
GAAP underwriting income (loss)	(28.9)	15.2	(69.8)	(8.7)
Net investment income	22.7	25.4	68.5	76.6
Other income	1.4	2.4	3.7	6.1

Personal Lines segment income (loss)	(4.8)	43.0	2.4	74.0
Chaucer:
GAAP underwriting income (loss)	12.1	—	12.1	—
Net investment income	8.6	—	8.6	—
Other net expenses	(0.8)	—	(0.8)	—

Chaucer segment income (loss)	19.9	—	19.9	—
Other Property and Casualty:
GAAP underwriting income (loss)	—	0.4	0.1	0.7
Net investment income	2.5	3.6	10.5	11.0
Other net expenses	(3.1)	(2.9)	(9.1)	(9.0)

Other Property and Casualty segment income (loss)	(0.6)	1.1	1.5	2.7

Total	(7.6)	79.2	(4.6)	151.5
Interest expense on debt	(17.4)	(11.8)	(38.6)	(32.8)

Segment income (loss) before income taxes	(25.0)	67.4	(43.2)	118.7
Adjustments to segment income (loss):
Net realized investment gains	8.2	5.7	24.9	16.8
Net loss from retirement of debt	(0.1)	—	(2.3)	—
Costs related to acquired businesses	(1.9)	—	(15.7)	—
Loss on derivative instruments	(6.6)	—	(11.3)	—
Net foreign exchange gains	6.7	—	6.7	—

Income (loss) before income taxes	$(18.7)	$73.1	$(40.9)	$135.5

The following table provides identifiable assets for the Company’s business segments and discontinued operations:

(in millions)	September 30, 2011	December 31, 2010
U.S. Companies	$8,468.4	$8,436.3
Chaucer	4,088.8	—
Discontinued operations	127.3	133.6

Total	$12,684.5	$8,569.9

The Company does not allocate assets of its U.S. Companies between the Commercial Lines, Personal Lines, and Other Property and Casualty segments.

11. Stock-based Compensation

Compensation cost and the related tax benefits were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010
Stock-based compensation expense	$3.5	$3.1	$9.5	$8.6
Tax benefit	(1.2)	(1.1)	(3.3)	(3.0)

Stock-based compensation expense, net of taxes	$2.3	$2.0	$6.2	$5.6

Stock Options

Information on the Company’s stock option plan activity is summarized as follows:

	Nine Months Ended September 30,
	2011		2010
(in whole shares and dollars)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	2,843,909	$39.22	3,131,142	$39.16
Granted	297,000	46.47	389,750	42.45
Exercised	(118,014)	33.13	(249,468)	37.07
Forfeited or cancelled	(23,665)	39.92	(138,760)	45.12
Expired	(256,250)	57.00	(125,400)	44.91

Outstanding, end of period	2,742,980	38.60	3,007,264	39.25

Restricted Stock Units

The following tables summarize activity information about employee restricted stock units:

	Nine Months Ended September 30,
	2011		2010
(in whole shares and dollars)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Time-based restricted stock units:
Outstanding, beginning of period	838,129	$40.93	700,904	$41.12
Granted	179,319	42.85	352,445	42.62
Vested	(196,238)	45.08	(117,583)	47.97
Forfeited	(23,194)	41.19	(78,104)	40.58

Outstanding, end of period	798,016	40.33	857,662	40.85

Performance-based restricted stock units:
Outstanding, beginning of period	101,680	$39.62	145,635	$42.79
Granted	42,500	46.47	41,250	42.15
Vested	(25,055)	45.21	(31,558)	48.46
Forfeited	—	—	(35,396)	46.26

Outstanding, end of period	119,125	40.89	119,931	40.05

Time-based restricted stock units granted in the first nine months of 2011 were significantly lower compared to the first nine months of 2010 due to a shift in awards granted in 2011 from time-based restricted stock units to time-based cash awards.

Performance based restricted stock units are based upon the achievement of the performance metrics at 100%. These units have the potential to range from 0% to 150% of the shares disclosed, which varies based on grant year and individual participation level. Increases above the 100% target level are reflected as granted in the period in which the performance-based stock unit goals are achieved. Decreases below the 100% target level are reflected as forfeited. In the first nine months of 2010, performance-based stock units of 11,472 were included as forfeited due to goal completion levels of less than 100% for units granted in 2007.

12. Earnings Per Share and Shareholders’ Equity Transactions

The following table provides weighted average share information used in the calculation of the Company’s basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2011	2010	2011	2010
Basic shares used in the calculation of earnings per share	45.3	44.9	45.4	45.7
Dilutive effect of securities:
Employee stock options	—	0.3	—	0.3
Non-vested stock grants	—	0.5	—	0.4

Diluted shares used in the calculation of earnings per share	45.3	45.7	45.4	46.4

Per share effect of dilutive securities on income (loss) from continuing operations	$—	$(0.02)	$—	$(0.03)

Per share effect of dilutive securities on net income (loss)	$—	$(0.01)	$—	$(0.03)

Diluted earnings per share for the three months ended September 30, 2011 and 2010 excludes 2.5 million and 1.1 million, respectively, of common shares issuable under the Company’s stock compensation plans, because their effect would be antidilutive. Diluted earnings per share for the nine months ended September 30, 2011 and 2010 excludes 2.1 million and 1.6 million, respectively, of common shares issuable under the Company’s stock compensation plans, because their effect would be antidilutive.

During the first nine months of 2011, the Company paid three quarterly dividends of 27.5 cents ($0.275) per share each to its shareholders, totaling $37.5 million.

Since October 2007 and through September 2011, the Company’s Board of Directors has authorized aggregate repurchases of the Company’s common stock of up to $500 million. As of September 30, 2011, the Company has $137 million available for repurchases under these repurchase authorizations. The Company may repurchase its common stock from time to time, in amounts and prices and at such times as deemed appropriate, subject to market conditions and other considerations. The Company’s repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. The Company is not required to purchase any specific number of shares or to make purchases by any certain date under this program. On March 30, 2010, the Company entered into an accelerated share repurchase agreement for the immediate repurchase of 2.3 million shares of the Company’s common stock at a cost of $105.0 million. During the first nine months of 2011, the Company repurchased 0.6 million shares of the Company’s common stock through open market purchases at a cost of $20.0 million.

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

On March 5, 2009, the court issued an Order granting in part and denying in part a Motion to Dismiss filed by Defendants. The court dismissed all claims for bad faith and breach of fiduciary duty and all claims for flood damages under policies with flood exclusions or asserted under Louisiana’s Valued Policy Law, but rejected the insurers’ arguments that the purported assignments from individual claimants to the state were barred by anti-assignment provisions in the insurers’ policies. On April 30, 2009, Defendants filed a Petition for Permission to Appeal to the United States Court of Appeals for the Fifth Circuit (the “Fifth Circuit”), which was granted. On July 28, 2010, the Fifth Circuit certified the anti-assignment issue to the Louisiana Supreme Court. On May 10, 2011, the Supreme Court of Louisiana issued a decision holding that the anti-assignment provisions were not violative of public policy. The court also indicated, however, that such provisions would only serve to bar post-loss assignments if they clearly and unambiguously expressed that they apply to post-loss assignments. On June 28, 2011, the Fifth Circuit remanded the case to the Federal District Court for further proceedings consistent with the Louisiana’s Supreme Court’s opinion. On September 12, 2011, the State of Louisiana filed a Motion to Remand the case to state court, which was denied by an Order dated October 28, 2011.

At this time, the Company is unable to provide a reasonable estimate of the potential range of ultimate liability. The Company is unable to determine how many policyholders have assigned claims under the Road Home program and, in any case, has no basis to estimate the amount of any differences between what the Company paid with respect to any such claim and the amount that the State of Louisiana may claim should properly have been paid under each policy.

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

14. Subsequent Events

There were no subsequent events requiring adjustment to the financial statements and no additional disclosures required in the notes to the interim consolidated financial statements.

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

Our results of operations include the accounts of The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America, our principal U.S. domiciled property and casualty companies; and certain other insurance and non-insurance subsidiaries. In addition, effective July 1, 2011, we acquired Chaucer Holdings PLC (“Chaucer”), a specialist underwriting group which operates through the Society and Corporation of Lloyd’s (“Lloyd’s”). Our results of operations include Chaucer’s results for the period from July 1, 2011 through September 30, 2011.

Our Chaucer business manages and provides capital to support syndicates underwriting at Lloyd’s. Our underwriting agent, Chaucer Syndicates Ltd., underwrites a range of risks through Lloyd’s Syndicate 1084 and nuclear industry exposures through Lloyd’s Syndicate 1176. Currently, we retain an economic interest in these syndicates of approximately 84% and 55%, respectively. We also provide managing agent and other business services to Syndicates 4242 and 1301, for which we receive fees. Our Chaucer business is headquartered in London, with a regional presence in Whitstable, England and locations in Houston, Singapore, Buenos Aires, and Copenhagen, which provide access to business worldwide.

Executive Overview

Our business operations include insurance products and services currently provided through four operating segments: Commercial Lines, Personal Lines, and Other Property and Casualty; and with the acquisition on July 1, 2011, our Chaucer segment.

As further described in Note 3 – “Acquisitions” of the Notes to Interim Consolidated Financial Statements, we completed the acquisition of Chaucer on July 1, 2011, which has added meaningful business volumes to our third quarter results and has affected the comparability of our interim consolidated financial statements and related footnotes. For the three months ended September 30, 2011, our discussion of the results of operations includes results from all our segments. Results of operations for the comparable period in 2010 do not include any results of Chaucer. Chaucer’s financial results for the three months ended September 30, 2011 will be discussed separately for the standalone period. For the nine months ended September 30 2011, our discussion for the results of operations reflects Chaucer’s results only for the period from July 1, 2011 through September 30, 2011, while the Commercial Lines, Personal Lines, and Other Property and Casualty segments include the nine month period. Results of operations for the comparable period in 2010 do not include any results of Chaucer.

During the first nine months of 2011, there was an unprecedented level of weather–related events that affected the property and casualty industry. We incurred pre-tax catastrophe losses of $306.0 million during the first nine months of 2011, including $99.6 million in the third quarter, of which $13.6 million relates to our Chaucer segment. During the first nine months of 2010, pre-tax catastrophe losses were $143.5 million, with $24.1 million in the third quarter. Our 2011 catastrophe losses were principally the result of winter storms, tornado, hail and windstorm activity in both the Midwest and the Northeast in the first half of the year and Hurricane Irene during the third quarter.

During the first nine months of 2011, our segment loss excluding taxes and interest of $4.6 million also includes $19.9 million of segment income generated by Chaucer in the third quarter. A decrease of $31.4 million in favorable development on prior years’ loss and loss adjustment expense (“LAE”) reserves for our Commercial, Personal, and Other Property and Casualty lines also contributed to the overall decline in segment results from the prior year. Segment income for our Commercial, Personal, and Other Property and Casualty lines, excluding catastrophes and development, was $211.9 million in the first nine months of 2011, compared to $207.6 million in the same period of 2010, reflecting growth in earned premium and the resulting positive effect on our expense ratio, and what we believe is an improved mix of business.

Commercial Lines

We believe our small commercial capabilities, distinctiveness in the middle market, and continued development of specialty business provides us with a diversified portfolio of products and delivers significant value to agents and policyholders. Growth in our specialty lines continues to be a significant part of our strategy. The expansion of product offerings in our specialized businesses has been supported by several acquisitions over the past several years. During the first nine months of 2011, our Commercial Lines segment net written premium grew by approximately 6%, driven by our specialty businesses. Our net earned premium increased by more than 23% during the first nine months of 2011, primarily as a result of premiums written pursuant to the 2010 renewal rights transaction with OneBeacon.

We believe these efforts have and will continue to drive improvement in our overall mix of business and ultimately our underwriting profitability. Our losses and loss adjustment expenses were higher in the first nine months of 2011 as compared to the prior year, primarily due to the high level of catastrophe losses and, to a lesser extent, non-catastrophe weather-related losses. Notwithstanding the increase in losses and LAE, there was a modest increase in current accident year income primarily due to the growth in earned premium and changes to our mix of business.

In the Commercial Lines market, continued price competition, while moderating in certain lines of business, requires us to be highly disciplined in our underwriting process to ensure that we write business only at acceptable margins. In certain lines of business where a weak economy may be a particularly important factor, such as surety and workers’ compensation, we endeavor to adjust pricing or take a more conservative approach to risk selection in order to more appropriately reflect the higher risk of loss. Additionally, we are seeking additional rate increases in our property lines as a result of the heightened catastrophe and non-catastrophe weather-related losses that we experienced in the first nine months of 2011.

Personal Lines

In our Personal Lines business, we maintain our focus on partnering with high quality, value-added agencies that deliver consultative selling and stress the importance of account rounding (the conversion of single policy customers to accounts with multiple policies and additional coverages). Account business represents 67% of total policies in force compared to 65% in the same period in 2010. We are focused on making investments that help maintain profitability, build a distinctive position in the market, and provide us with profitable growth opportunities. We continue to seek to diversify our premium outside of our core states by growing in other targeted states.

Written premiums in Personal Lines in the first nine months of 2011 were comparable to the same period in 2010. Current year underwriting results, excluding catastrophes, improved slightly in the first nine months of 2011, as compared to the same period in 2010. During the period, lower operating expenses were partially offset by less favorable current accident year results driven by non- catastrophe weather-related losses. Similar to our strategy in Commercial Lines, we are seeking additional rate increases in our property lines (homeowners coverage) as a result of the recent catastrophe and non-catastrophe weather-related losses that we and others in the industry experienced. In addition, continued increases in premium are expected in our target growth states as we seek to improve profitability and diversify from our existing core states.

Chaucer

Lloyd’s is a leading insurance and reinsurance market and provides us with access to specialist business in over 200 countries and territories worldwide through its international licenses, brand reputation and strong security rating. We currently deploy specialist underwriters in over 30 major Lloyd’s insurance and reinsurance classes within our diversified portfolio, which includes property, marine and aviation, energy, U.K. motor, and casualty and other coverages (which includes international liability, specialist coverages, and syndicate participations).

After a difficult period for international insurance markets since 2010, with increased frequency and severity of both natural and man-made catastrophes worldwide, we expect underwriting opportunities to increase and terms and conditions to improve across the majority of international risk classes for our Chaucer business. While continuing to manage our diversified portfolio, we are focusing our capital and underwriting capabilities in those areas where rates are expected to be more favorable, in particular for catastrophe-exposed property, marine and energy risks, and away from business where rates are currently under pressure, notably casualty and aviation. Additionally, we expect to benefit from continued rate increases in the U.K. motor market, which accounts for approximately 28% of Chaucer’s net written premium for the third quarter of 2011.

We continue to closely manage our existing portfolio of products and plan to profitably grow this business. We are also seeking opportunities to further diversify the business, including the development of new lines of business, such as our new international liability division, that are expected to meet our return on capital criteria. We believe the factors underpinning our ability to successfully manage both the scale and composition of our business is our membership in the Lloyd’s platform, the strength and depth of our underwriting teams and the broad diversity of our underwriting portfolio.

We believe that these strengths, combined with our continued active management of our underwriting portfolio and the opportunities that we expect to arise across the majority of our markets, provide a strong basis for the profitable development of the Chaucer business.

Description of Operating Segments

Our primary business operations include insurance products and services currently provided through four operating segments. These operating segments are Commercial Lines, Personal Lines, Other Property and Casualty, and, with the acquisition on July 1, 2011, our Chaucer segment. Commercial Lines includes commercial multiple peril, commercial automobile, workers’ compensation and other commercial coverages, such as specialty program business, inland marine, surety and other bonds, professional liability and management liability. Personal Lines includes personal automobile, homeowners and other personal coverages. Chaucer includes property, marine and aviation, energy, U.K. motor, and casualty and other coverages (which includes international liability, specialist coverages, and syndicate participations). The Other Property and Casualty segment consists of Opus Investment Management, Inc., which markets investment management services to institutions, pension funds and other organizations; earnings on holding company assets; and, a voluntary pools business which is in run-off. We present the separate financial information of each segment consistent with the manner in which our chief operating decision maker evaluates results in deciding how to allocate resources and in assessing performance.

Results of Operations – Net Income

Our consolidated net income includes the results of our four operating segments (segment income), which we evaluate on a pre-tax basis, and our interest expense on debt. Segment income excludes certain items which we believe are not indicative of our core operations. The income of our segments excludes items such as income taxes and net realized investment gains and losses, including net gains and losses on certain derivative instruments, because fluctuations in these gains and losses are determined by interest rates, financial markets and the timing of sales. Also, segment income excludes net gains and losses on disposals of businesses, discontinued operations, costs to acquire businesses, restructuring costs, extraordinary items, the cumulative effect of accounting changes and certain other items. Although the items excluded from segment income may be significant components in understanding and assessing our financial performance, we believe a discussion of segment income enhances an investor’s understanding of our results of operations by segregating income attributable to the core operations of the business. However, segment income should not be construed as a substitute for net income determined in accordance with generally accepted accounting principles (“GAAP”).

Catastrophe losses are a significant component in understanding and assessing the financial performance of our business. However, catastrophic events make it difficult to assess other underlying trends in this business. Management believes that providing certain financial metrics and trends excluding the effects of catastrophes helps investors to understand the variability in periodic earnings and to evaluate the underlying performance of our operations.

Our consolidated net loss for the three months ended September 30, 2011 was $9.7 million, compared to net income of $52.3 million for the three months ended September 30, 2010. The $62.0 million decrease is primarily due to a $63.2 million decline in after-tax segment income, principally driven by an increase in catastrophe and non-catastrophe weather-related activity, partially offset by income from our recently acquired Chaucer segment. In addition, we recorded a $6.6 million loss as a result of a foreign exchange contract entered into in connection with the Chaucer acquisition, which was offset by net foreign exchange gains of $6.7 million. See Note 3 – “Acquisitions” of the Notes to Interim Consolidated Financial Statements in this Form 10-Q for additional information.

Our consolidated net loss for the nine months ended September 30, 2011 was $12.2 million, compared to net income of $96.4 million for the nine months ended September 30, 2010. The $108.6 million decrease is primarily due to a $109.1 million decline in after-tax segment income, again principally driven by an increase in catastrophe and non-catastrophe weather-related activity, partially offset by income from our Chaucer segment. Additionally, in the nine months ended September 30, 2011, advisory, legal, and accounting costs associated with the acquisition of Chaucer and other acquisition expenses totaled $15.7 million, and we recorded an $11.3 million loss in connection with the aforementioned foreign exchange contract. Partially offsetting these decreases were net foreign exchange gains of $6.7 million.

The following table reflects segment income as determined in accordance with GAAP and a reconciliation of total segment income to consolidated net income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010
Segment income (loss) before income taxes:
Commercial Lines	$(22.1)	$35.1	$(28.4)	$74.8
Personal Lines	(4.8)	43.0	2.4	74.0
Chaucer	19.9	—	19.9	—
Other Property and Casualty	(0.6)	1.1	1.5	2.7

Total	(7.6)	79.2	(4.6)	151.5
Interest expense on debt	(17.4)	(11.8)	(38.6)	(32.8)

Total segment income before income taxes	(25.0)	67.4	(43.2)	118.7

Income tax (expense) benefit on segment income	6.5	(22.7)	12.6	(40.2)
Net realized investment gains	8.2	5.7	24.9	16.8
Net loss from retirement of debt	(0.1)	—	(2.3)	—
Costs related to acquired businesses	(1.9)	—	(15.7)	—
Loss on derivative instruments	(6.6)	—	(11.3)	—
Net foreign exchange gains	6.7	—	6.7	—
Income tax (expense) benefit on non-segment income	2.5	1.0	14.1	0.5

Income (loss) from continuing operations	(9.7)	51.4	(14.2)	95.8
Gain from discontinued operations, net of taxes	—	0.9	2.0	0.6

Net income (loss)	$(9.7)	$52.3	$(12.2)	$96.4

Segment Results

The following is our discussion and analysis of the results of operations by business segment. The segment results are presented before taxes and other items which management believes are not indicative of our core operations, including realized gains and losses.

The following table summarizes the results of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010
Segment revenues
Net premiums written	$1,051.0	$803.7	$2,616.3	$2,330.9

Net premiums earned	$1,018.6	$728.0	$2,550.8	$2,092.3
Net investment income	67.8	61.3	189.2	184.2
Fees and other income	14.6	10.1	34.5	29.0

Total segment revenues	1,101.0	799.4	2,774.5	2,305.5

Losses and operating expenses
Losses and LAE	734.9	454.6	1,863.4	1,384.6
Policy acquisition expenses	241.1	173.4	603.2	490.8
Other operating expenses	132.6	92.2	312.5	278.6

Total losses and operating expenses	1,108.6	720.2	2,779.1	2,154.0

Segment income (loss) before income taxes	$(7.6)	$79.2	$(4.6)	$151.5

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Segment losses were $7.6 million in the three months ended September 30, 2011, compared to income of $79.2 million in the three months ended September 30, 2010, a decrease in earnings of $86.8 million. Chaucer’s results accounted for $19.9 million of segment income in the three months ended September 30, 2011, partially offsetting the losses in our other segments. Catastrophe related losses for our Commercial and Personal Lines businesses in the quarter were $86.0 million, compared to $24.1 million in the same period of 2010, an increase of $61.9 million. Excluding the impact of catastrophe related activity, segment losses for our Commercial and Personal Lines businesses would have decreased by $44.8 million. This decrease was primarily due to less favorable current accident year results and lower favorable development on prior years’ loss and LAE reserves. The unfavorable current accident year results are primarily due to a higher level of non-catastrophe weather-related loss and LAE claims activity in both Commercial and Personal Lines, and to increased losses in our surety business. Favorable development on prior years’ loss and LAE reserves decreased $13.7 million in the quarter to $12.2 million, from $25.9 million in the same period in 2010.

Net premiums written grew by $247.3 million in the three months ended September 30, 2011, compared to the three months ended September 30, 2010, and net premiums earned grew by $290.6 million. Chaucer accounted for $222.3 million of net premiums written and $244.8 million of net premiums earned in the three months ended September 30, 2011. The balance of the growth is primarily attributable to Commercial Lines. The more significant increase in net premiums earned in Commercial Lines is a result of the significant growth in net premiums written in 2010, which resulted from the OneBeacon renewal rights transaction, as well as growth in our AIX program business, and growth in various niche and segmented businesses. We anticipate that quarter over quarter growth in net earned premium will continue to exceed the increase in written premium through the remainder of 2011, as we continue to recognize this prior year growth in Commercial Lines.

Production and Underwriting Results

The following table summarizes GAAP financial information including net premiums written and loss, LAE, expense and combined ratios for the Commercial Lines, Personal Lines and Chaucer segments. Loss, LAE, catastrophe loss and combined ratios shown below include prior year reserve development. These items are not meaningful for our Other Property and Casualty segment.

	Three months ended September 30, 2011
(dollars in millions)	Gross Written Premium	Net Written Premium	Net Earned Premium	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$501.3	$438.4	$410.1	9.7	74.9	38.7	113.6
Personal Lines	415.1	390.3	363.7	12.7	80.0	27.1	107.1
Chaucer	281.9	222.3	244.8	5.6	56.0	39.1	95.1
Total	$1,198.3	$1,051.0	$1,018.6	9.8	72.2	34.6	106.8

	Three months ended September 30, 2010
(dollars in millions)	Gross Written Premium	Net Written Premium	Net Earned Premium	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$474.9	$415.3	$360.2	2.3	57.1	42.0	99.1
Personal Lines	414.2	388.4	367.8	4.3	67.7	27.4	95.1
Total	$889.1	$803.7	$728.0	3.3	62.4	34.6	97.0

The following table summarizes net premiums written, and loss and LAE and catastrophe loss ratios by line of business for the Commercial Lines and Personal Lines segments. Loss and LAE and catastrophe loss ratios include prior year reserve development.

	Three Months Ended September 30,
	2011			2010
(dollars in millions)	Net Premiums Written	Loss & LAE Ratios	Cata- strophe Loss Ratios	Net Premiums Written	Loss & LAE Ratios	Cata- strophe Loss Ratios
Commercial Lines:
Commercial multiple peril	$152.8	75.9	16.7	$151.8	54.7	3.3
Commercial automobile	64.0	69.8	3.6	61.2	64.6	0.2
Workers’ compensation	43.5	73.0	—	46.2	65.9	—
Other commercial	178.1	76.2	8.7	156.1	53.9	2.8

Total Commercial Lines	438.4	74.9	9.7	415.3	57.1	2.3

Personal Lines:
Personal automobile	233.7	71.4	1.2	239.1	71.3	0.6
Homeowners	144.8	96.7	33.9	137.9	63.1	11.6
Other personal	11.8	69.8	13.2	11.4	41.9	2.9

Total Personal Lines	390.3	80.0	12.7	388.4	67.7	4.3

Total	$828.7	77.3	11.1	$803.7	62.4	3.3

The following table summarizes premiums written on a gross and net basis and net premiums earned by line of business for the Chaucer segment.

	Three Months Ended September 30, 2011
(in millions)	Gross Written Premium	Net Written Premium	Net Earned Premium
Chaucer:
Property	$52.6	$39.6	$52.4
Marine and Aviation	69.4	56.2	60.1
Energy	43.3	29.7	41.1
U.K. Motor	71.7	63.0	59.8
Casualty and Other.	44.9	33.8	31.4

Total Chaucer	$281.9	$222.3	$244.8

The following table summarizes GAAP underwriting results for the Commercial Lines, Personal Lines, Chaucer and Other Property and Casualty segments and reconciles it to segment income.

	Three Months Ended September 30,
	2011					2010
(dollars in millions)	Commercial Lines	Personal Lines	Chaucer	Other Property and Casualty	Total	Commercial Lines	Personal Lines	Other Property and Casualty	Total
GAAP underwriting profit (loss), excluding prior year reserve development and catastrophes	$(20.5)	$8.8	$9.1	$(0.1)	$(2.7)	$(6.0)	$21.8	$0.3	$16.1
Prior year favorable loss and LAE reserve development	3.6	8.5	16.6	0.1	28.8	16.5	9.3	0.1	25.9
Pre-tax catastrophe effect	(39.8)	(46.2)	(13.6)	—	(99.6)	(8.2)	(15.9)	—	(24.1)

GAAP underwriting profit (loss)	(56.7)	(28.9)	12.1	—	(73.5)	2.3	15.2	0.4	17.9
Net investment income	34.0	22.7	8.6	2.5	67.8	32.3	25.4	3.6	61.3
Fees and other income	5.3	3.5	4.1	1.7	14.6	4.7	3.9	1.5	10.1
Other operating expenses	(4.7)	(2.1)	(4.9)	(4.8)	(16.5)	(4.2)	(1.5)	(4.4)	(10.1)

Segment income (loss) before income taxes	$(22.1)	$(4.8)	$19.9	$(0.6)	$(7.6)	$35.1	$43.0	$1.1	$79.2

Commercial Lines

Commercial Lines net premiums written was $438.4 million in the three months ended September 30, 2011, compared to $415.3 million in the three months ended September 30, 2010. This $23.1 million increase was primarily driven by growth in our specialty businesses, particularly in our AIX program business, which accounted for $10.8 million of this growth. Also benefiting the overall growth comparison in net premiums written were modest rate increases.

Commercial Lines underwriting loss in the three months ended September 30, 2011 was $56.7 million, compared to a profit of $2.3 million for the three months ended September 30, 2010, a decline of $59.0 million. This was due to increased catastrophe losses and decreased favorable development on prior years’ loss and LAE reserves. Catastrophe losses for the three months ended September 30, 2011 were $39.8 million, primarily due to Hurricane Irene, compared to $8.2 million for the three months ended September 30, 2010, an increase of $31.6 million. Favorable development on prior years’ loss and LAE reserves for the three months ended September 30, 2011 was $3.6 million compared to $16.5 million for the three months ended September 30, 2011, a decrease of $12.9 million.

Commercial Lines underwriting loss, excluding prior year loss and LAE reserve development and catastrophes, was $20.5 million in the three months ended September 30, 2011, compared to $6.0 million for the three months ended September 30, 2010. This $14.5 million decline was primarily due to increased losses in our surety business, driven by the current economic environment and its impact on the construction industry, and to non-catastrophe weather-related loss and LAE claims activity. Depressed economic conditions may continue to negatively impact our underwriting results for our surety business. The higher level of earned premiums primarily resulted from our 2010 OneBeacon transaction, from growth in our AIX program business, and from other growth initiatives.

We continue to experience price competition in certain lines of business in our Commercial Lines segment, although this trend is moderating in certain lines of business, such as workers’ compensation. Our ability to increase Commercial Lines net premiums written while maintaining or improving underwriting results may be affected by continuing price competition and the current challenging economic environment.

Personal Lines

Personal Lines net premiums written was $390.3 million in the three months ended September 30, 2011, compared to $388.4 million in the three months ended September 30, 2010, an increase of $1.9 million, or 0.5%. The factors contributing to this modest increase were higher rates in both our personal automobile and homeowners lines and a net premiums written increase of 6.1% in our target growth states. These increases were partially offset by our continued focus on driving profit improvement in our core states through both rate increases and more selective portfolio management, resulting in lower new business activity. Continued increases in premium are expected in our target growth states as we seek to improve profitability in those states and diversify from our existing core states.

Net premiums written in the personal automobile line of business declined 2.3%, primarily as a result of fewer policies in force in Michigan, Massachusetts, New York and Florida, which we attribute to more selective portfolio management and rate increases we have implemented despite the competitive pricing environment. Net premiums written in the homeowners line of business increased 5.0%, resulting primarily from rate increases.

Personal Lines underwriting loss for the three months ended September 30, 2011 was $28.9 million, compared to a profit of $15.2 million for the three months ended September 30, 2010, a decrease of $44.1 million. This was primarily due to increased catastrophe losses and less favorable ex-catastrophe current accident year results. Catastrophe losses for the three months ended September 30, 2011 were $46.2 million, primarily due to Hurricane Irene, compared to $15.9 million for the three months ended September 30, 2010, an increase of $30.3 million. Favorable development on prior years’ loss and LAE reserves for the three months ended September 30, 2011 was $8.5 million compared to $9.3 million for the three months ended September 30, 2010, a decrease of $0.8 million.

Personal Lines underwriting profit, excluding prior year loss and LAE reserve development and catastrophes, was $8.8 million in the three months ended September 30, 2011, compared to $21.8 million for the three months ended September 30, 2010. This $13.0 million decrease in non-catastrophe current accident year results was primarily due to increases in non-catastrophe weather-related loss and LAE claims activity in our homeowners line.

Although we have been able to obtain rate increases in our Personal Lines markets and believe that this ability will continue, our ability to maintain and increase Personal Lines net written premium and to maintain and improve underwriting results has been and may continue to be affected by price competition and regulatory and legal developments. Our rate actions have adversely affected our ability to increase our policies in force and new business, particularly in our core states and in Florida. There is no assurance that we will be able to maintain our current level of production or maintain or increase rates in light of the highly competitive environment.

Chaucer

Chaucer’s net premiums written was $222.3 million for the three months ended September 30, 2011. By line of business, Chaucer’s net premiums written were comprised of 28.3% U.K. motor, 25.3% marine and aviation, 17.8% property, 13.4% energy and 15.2% casualty and other lines. This mix of business was driven and supported by our specialist underwriting strategy which is focused on actively managing the premium portfolio and risk exposures. Casualty and other lines are primarily comprised of Chaucer’s specialist and international liability lines of business.

Chaucer’s underwriting profit for the three months ended September 30, 2011 was $12.1 million. Catastrophe losses for the three months ended September 30, 2011 were $13.6 million, principally due to flash floods in Denmark and Hurricane Irene. Favorable development on prior years’ loss and LAE reserves for the three months ended September 30, 2011 was $16.6 million.

Chaucer’s underwriting profit, excluding prior year loss and LAE development and catastrophes, was $9.1 million in the three months ended September 30, 2011. Underwriting expenses of $95.7 million, representing 39.1% of the earned premium, included integration and employee expenses in support of assimilation with our operations.

We currently expect to achieve average rate increases for many Chaucer lines combined in 2012. Recent natural catastrophe losses, particularly those affecting the U.S., New Zealand and Japan, are expected to trigger more favorable pricing in the majority of catastrophe-exposed territories. We also expect to see favorable rate increases in our energy portfolio as markets respond to losses in 2011. Our casualty and aviation accounts are expected to continue to be challenging, with over-capacity leading to weak pricing. In addition, our U.K. motor account has seen significant price increases over the last two years. Although we expect a modestly lower level of rate increases in our U.K. motor business in 2012, we anticipate that rate increases will moderately exceed claims inflation. There can be no assurance that we will be able to maintain or increase our rates in light of economic and regulatory conditions in our markets.

Other Property and Casualty

Other Property and Casualty segment loss was $0.6 million for the three months ended September 30, 2011, compared to a profit of $1.1 million for the three months ended September 30, 2010. The $1.7 million decrease is primarily due to lower net investment income.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Segment loss was $4.6 million in the nine months ended September 30, 2011, compared to a profit of $151.5 million in the nine months ended September 30, 2010, a decrease of $156.1 million. Chaucer’s results accounted for $19.9 million of segment income in the nine months ended September 30, 2011, partially offsetting losses in our Commercial Lines business. Catastrophe related activity for our Commercial and Personal Lines businesses was $292.4 million in the nine months ended September 30, 2011, compared to $143.5 million for the same period in 2010, an increase of $148.9 million. Excluding the impact of catastrophe related activity, earnings for our Commercial and Personal Lines businesses would have decreased by $27.1 million. This decrease was primarily due to lower favorable development on prior years’ loss and LAE reserves and higher non-catastrophe weather-related losses, partially offset by our growth in earned premium and resulting positive effect on our expense ratio. Favorable development on prior years’ loss and LAE reserves for the nine months ended September 30, 2011 was $56.0 million compared to $87.4 million in the prior year, a decrease of $31.4 million.

Net premiums written grew by $285.4 million in the first nine months of 2011, compared to the first nine months of 2010, and net premiums earned grew by $458.5 million. Chaucer accounted for $222.3 million of net premiums written and $244.8 million of net premiums earned in the nine months ended September 30, 2011. The balance of the growth is primarily attributable to Commercial Lines. The more significant increase in net premiums earned in Commercial Lines is a result of the significant growth in net premiums written in 2010, which resulted from the OneBeacon renewal rights transaction, as well as growth in our AIX program business, and growth in various niche and segmented businesses.

Production and Underwriting Results

The following table summarizes GAAP financial information including net premiums written and loss, LAE, expense and combined ratios for the Commercial Lines, Personal Lines and Chaucer segments. Loss, LAE, catastrophe loss and combined ratios shown below include prior year reserve development. These items are not meaningful for our Other Property and Casualty segment.

	Nine months ended September 30, 2011
(dollars in millions)	Gross Written Premium	Net Written Premium	Net Earned Premium	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$1,462.7	$1,287.4	$1,219.4	11.8	71.6	39.0	110.6
Personal Lines	1,181.3	1,106.3	1,086.5	13.6	78.6	27.0	105.6
Chaucer	281.9	222.3	244.8	5.6	56.0	39.1	95.1
Total	$2,925.9	$2,616.0	$2,550.7	12.0	73.1	33.9	107.0

	Nine months ended September 30, 2010
(dollars in millions)	Gross Written Premium	Net Written Premium	Net Earned Premium	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$1,376.5	$1,215.7	$988.7	5.3	59.4	42.7	102.1
Personal Lines	1,186.5	1,114.9	1,103.3	8.2	72.3	27.7	100.0
Total	$2,563.0	$2,330.6	$2,092.0	6.9	66.2	34.7	100.9

The following table summarizes net premiums written, and loss and LAE and catastrophe loss ratios by line of business for the Commercial Lines and Personal Lines segments. Loss and LAE and catastrophe loss ratios include prior year reserve development.

	Nine Months Ended September 30,
	2011			2010
(dollars in millions)	Net Premiums Written	Loss & LAE Ratios	Cata- strophe Loss Ratios	Net Premiums Written	Loss & LAE Ratios	Cata- strophe Loss Ratios
Commercial Lines:
Commercial multiple peril	$434.7	82.8	24.6	$440.0	63.3	11.3
Commercial automobile	190.7	64.5	1.7	192.3	58.3	0.4
Workers’ compensation	133.5	67.5	—	127.0	57.1	—
Other commercial	528.5	65.7	7.9	456.4	57.2	3.7

Total Commercial Lines	1,287.4	71.6	11.8	1,215.7	59.4	5.3

Personal Lines:
Personal automobile	694.4	70.5	1.3	717.4	71.5	1.2
Homeowners	379.2	95.6	36.9	365.3	76.6	22.6
Other personal	32.7	55.8	10.1	32.2	41.3	3.8

Total Personal Lines	1,106.3	78.6	13.6	1,114.9	72.3	8.2

Total	$2,393.7	74.8	12.7	$2,330.6	66.2	6.9

The following table summarizes GAAP underwriting results for the Commercial Lines, Personal Lines, Chaucer and Other Property and Casualty segments and reconciles it to segment income

	Nine Months Ended September 30,
	2011					2010
(in millions)	Commercial Lines	Personal Lines	Chaucer	Other Property and Casualty	Total	Commercial Lines	Personal Lines	Other Property and Casualty	Total
GAAP underwriting profit (loss), excluding prior year reserve development and catastrophes	$(14.8)	$49.7	$9.1	$(0.2)	$43.8	$(20.2)	$45.7	$0.1	$25.6
Prior year favorable loss and LAE reserve development	27.2	28.5	16.6	0.3	72.6	50.2	36.6	0.6	87.4
Pre-tax catastrophe effect	(144.4)	(148.0)	(13.6)	—	(306.0)	(52.5)	(91.0)	—	(143.5)

GAAP underwriting profit (loss)	(132.0)	(69.8)	12.1	0.1	(189.6)	(22.5)	(8.7)	0.7	(30.5)
Net investment income	101.6	68.5	8.6	10.5	189.2	96.6	76.6	11.0	184.2
Fees and other income	15.6	9.8	4.1	5.0	34.5	14.0	10.4	4.6	29.0
Other operating expenses	(13.6)	(6.1)	(4.9)	(14.1)	(38.7)	(13.3)	(4.3)	(13.6)	(31.2)

Segment income (loss) before income taxes	$(28.4)	$2.4	$19.9	$1.5	$(4.6)	$74.8	$74.0	$2.7	$151.5

Commercial Lines

Commercial Lines net premiums written was $1,287.4 million in the nine months ended September 30, 2011, compared to $1,215.7 million in the nine months ended September 30, 2010. This $71.7 million increase was primarily driven by growth in our specialty businesses, particularly in our AIX program business, which accounted for $39.6 million of this growth. Also benefiting the overall growth comparison in net premiums written were modest rate increases.

Commercial Lines underwriting loss in the nine months ended September 30, 2011 was $132.0 million, compared to $22.5 million in the nine months ended September 30, 2010, an increase in losses of $109.5 million. This is due to increased catastrophe losses and decreased favorable development on prior years loss and LAE reserves, partially offset by our growth in earned premium and resulting positive effect on our expense ratio. Catastrophe losses for the nine months ended September 30, 2011 were $144.4 million primarily due to Hurricane Irene, significant tornado, hail and windstorm activity in the second quarter and winter storms in the first quarter, compared to the $52.5 million for the nine months ended September 30, 2010, an increase of $91.9 million. Favorable development on prior years’ loss and LAE reserves for the first nine months of 2011 was $27.2 million compared to $50.2 million for the first nine months of 2010, a decrease of $23.0 million. Included in 2010 results was $7.5 million of favorable LAE development, principally related to a change in the cost factors used for establishing unallocated LAE reserves.

Commercial Lines underwriting loss, excluding prior year loss and LAE reserve development and catastrophes, in the nine months ended September 30, 2011 was $14.8 million, compared to $20.2 million in the nine months ended September 30, 2010. This $5.4 million improvement resulted from growth in earned premium and the resulting positive effect on our expense ratio, and from an improved mix of business. Partially offsetting the effect of this growth were higher non-catastrophe weather-related losses and LAE, and higher losses in our surety business. The higher level of earned premiums primarily resulted from our 2010 OneBeacon transaction, from growth in our AIX program business, and from other growth initiatives.

Personal Lines

Personal Lines net premiums written in the nine months ended September 30, 2011 was $1,106.3 million, compared to $1,114.9 million in the nine months ended September 30, 2010, a decrease of $8.6 million, or 0.8%. The most significant factors contributing to this decrease were actions we have taken to reduce our market concentration in Louisiana, and our continued focus on driving profit improvement in our core states through both rate increases and more selective portfolio management, resulting in lower new business activity. These decreases were partially offset by higher rates in both our personal automobile and homeowners lines and a net premiums written increase of 7.0% in our target growth states. Continued increases in premium are expected in our target growth states as we seek to improve profitability in those states and diversify from our core states.

Net premiums written in the personal automobile line of business declined 3.2%, primarily as a result of fewer policies in force in Michigan, Massachusetts, New York and Florida, which we attribute more selective portfolio management and rate increases we have implemented despite the competitive pricing environment. Net premiums written in the homeowners line of business increased 3.8%, resulting primarily from rate increases.

Personal Lines underwriting loss in the nine months ended September 30, 2011 was $69.8 million, compared to $8.7 million in the nine months ended September 30, 2010, an increase in losses of $61.1 million. This increase is due to increased catastrophe losses and decreased favorable development on prior years loss and LAE reserves, partially offset by lower operating expenses. Catastrophe losses were $148.0 million for the nine months ended September 30, 2011 primarily to Hurricane Irene, significant tornado, hail and windstorm activity in the second quarter and winter storms in the first quarter, compared to $91.0 million in the nine months ended September 30, 2010, an increase of $57.0 million. Favorable development on prior years’ loss and LAE reserves was $28.5 million for first nine months of 2011, compared to $36.6 million for the first nine months of 2010, a decrease of $8.1 million. Included in 2010 results was $2.3 million of favorable LAE development, principally related to a change in the cost factors used for establishing unallocated LAE reserves.

Personal Lines underwriting profit, excluding prior year loss and LAE reserve development and catastrophes, was $49.7 million for the nine months ended September 30, 2011, compared to $45.7 million for the nine months ended September 30, 2010, an increase of $4.0 million. This increase in non-catastrophe current accident year results was primarily due to lower operating expenses, partially offset by less favorable current accident year results primarily due to non-catastrophe weather-related losses.

Chaucer

The acquisition of Chaucer was completed on July 1, 2011. Our financial results of operations do not include the financial results of Chaucer for any period prior to the date it was acquired. Please refer to the Chaucer section of “Production and Underwriting Results” located on page 41 of this Form 10-Q for information on the financial results of the Chaucer segment for the period beginning July 1, 2011 and ending September 30, 2011.

Other Property and Casualty

Other Property and Casualty segment income in the nine months ended September 30, 2011 was $1.5 million, compared to $2.7 million in the nine months ended September 30, 2010. The $1.2 million decrease is primarily due to lower net investment income and less favorable development in our run-off voluntary pools.

Reserve for Losses and Loss Adjustment Expenses

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses (including Chaucer with respect to the three month period ended September 30, 2011) as follows:

	Nine Months Ended September 30,
(in millions)	2011	2010
Gross loss and LAE reserves, beginning of period	$3,277.7	$3,153.9
Reinsurance recoverable on unpaid losses	1,115.5	1,060.2

Net loss and LAE reserves, beginning of period	2,162.2	2,093.7
Net incurred losses and LAE in respect of losses occurring in:
Current year	1,936.0	1,472.0
Prior years	(72.6)	(87.4)

Total incurred losses and LAE	1,863.4	1,384.6

Net payments of losses and LAE in respect of losses occurring in:
Current year, excluding Chaucer	921.1	727.4
Prior years, excluding Chaucer	670.9	620.4
Chaucer (for the three month period ended September 30, 2011)	150.9	—

Total payments	1,742.9	1,347.8

Purchase of Chaucer, net of reinsurance recoverable on unpaid losses of $674.4	1,626.2	—

Purchase of Campania	—	30.2

Effect of foreign exchange rate changes	(20.7)	—

Net reserve for losses and LAE, end of period	3,888.2	2,160.7
Reinsurance recoverable on unpaid losses	1,833.8	1,071.4

Gross reserve for losses and LAE, end of period	$5,722.0	$3,232.1

The table below summarizes the gross reserve for losses and LAE by line of business.

(in millions)	September 30, 2011	December 31, 2010
Workers’ Compensation	$540.8	$529.0
Commercial Automobile	231.9	224.5
Commercial Multiple Peril	579.9	470.4
AIX	226.8	211.9
Other Commercial	368.4	347.2

Total Commercial	1,947.8	1,783.0

Personal Automobile	1,355.9	1,358.4
Homeowners and Other	163.0	136.3

Total Personal	1,518.9	1,494.7

Total Chaucer	2,255.3	—

Total loss and LAE reserves	$5,722.0	$3,277.7

Loss and LAE reserves for Chaucer were $2,255.3 million as of September 30, 2011. For our Commercial and Personal Lines businesses, total loss and LAE reserves increased by $189.0 million for the nine months ended September 30, 2011, primarily due to catastrophe losses in the period. Other Commercial lines are primarily comprised of our professional liability, general liability, umbrella, and marine lines. Included in the above table, in the Chaucer segment, is $301.9 million of reserves related to Chaucer’s participation in Syndicate 4000, consisting of financial and professional liability lines written in 2008 and prior. Also included in the above table, primarily in Other Commercial lines, are $64.5 million and $68.4 million of asbestos and environmental reserves as of September 30, 2011 and December 31, 2010, respectively.

In determining carried reserves as set forth above, management considers actuarial point estimates, which are primarily based on historical and current information, and other qualitative information. Such qualitative information may include legal and regulatory developments, changes in claim handling, claim cost inflation, recent entry into new markets or products, changes in underwriting practices, concerns that we do not have sufficient or quality historical reported and paid loss and LAE information with respect to a particular line or segment of our business, effects of the economy, perceived anomalies in the historical results, evolving trends or other factors. For our Commercial and Personal Lines businesses, at September 30, 2011 and December 31, 2010, total recorded net reserves were $53.9 million, or 2.4%, and $65.4 million, or 3.1%, greater than actuarially indicated reserves, respectively. As of July 1, 2011, our opening reserve balances for Chaucer were established at fair value as part of our purchase accounting process.

Prior Year Development

Loss and LAE reserves for claims occurring in prior years developed favorably by $72.6 million and $87.4 million during the first nine months of 2011 and 2010, respectively. These amounts include favorable loss and LAE reserve development of $16.6 million for Chaucer for the three months ended September 30, 2011. The Chaucer favorable development was primarily the result of lower than expected losses in our energy line, primarily related to the 2009 and 2010 accident years. For our Commercial and Personal Lines businesses, the favorable loss and LAE reserve development during the first nine months of 2011 was primarily the result of lower than expected losses in the personal automobile line, primarily related to bodily injury coverage in the 2008 through 2010 accident years, the commercial multiple peril line related to the 2007 through 2010 accident years and lower than expected losses in the 2007 through 2010 accident years in the workers’ compensation line. In addition, within other commercial lines, unfavorable development in our professional liability and surety lines were partially offset by favorable development in our healthcare and other commercial property lines.

The favorable loss and LAE reserve development during the first nine months of 2010 was primarily the result of lower than expected losses in the personal automobile line across all coverages, primarily in the 2007 through 2009 accident years, the commercial multiple peril line related to the 2007 through 2009 accident years and lower than expected losses in the 2007 through 2010 accident years in the workers’ compensation line. In addition, the workers’ compensation line related to the 2005, 2008 and 2009 accident years contributed to favorable development. The 2010 amount includes $9.8 million of favorable development resulting from a change in the cost factors used for establishing unallocated LAE reserves.

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

Investments

Investment Results

Net investment income increased $6.5 million, or 10.6%, to $67.8 million for the three months ended September 30, 2011, and increased $5.0 million, or 2.7%, to $189.2 million for the nine months ended September 30, 2011. The increase is primarily due to the acquisition of Chaucer and its related investment income, which contributed $8.6 million to each of these periods, partially offset by the impact of lower new money yields on fixed maturities. Also, higher dividend income from equity securities, lower investment expenses and higher income from partnerships contributed to the increase in net investment income. The average pre-tax earned yield on fixed maturities was 4.49% and 5.46% for the three months ended September 30, 2011 and September 30, 2010, respectively, and 4.99% and 5.48% for the first nine months of 2011 and 2010, respectively. Average pre-tax earned yield on fixed maturities was 5.31% for the three months and nine months ended September 30, 2011, respectively, for the U.S. domiciled companies. Chaucer’s average pre-tax earned yield on fixed maturities was 2.00% for the three months ended September 30, 2011. We expect declines in average investment yields in future periods to continue if new money rates remain at their current lower levels.

Investment Portfolio

We held cash and investment assets diversified across several asset classes, as follows:

	September 30, 2011		December 31, 2010
(dollars in millions)	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
Fixed maturities, at fair value	$6,227.6	82.0%	$4,797.9	91.3%
Equity securities, at fair value	246.3	3.3	128.6	2.4
Cash and cash equivalents	922.7	12.1	290.4	5.5
Other investments	194.1	2.6	39.4	0.8

Total cash and investments	$7,590.7	100.0%	$5,256.3	100.0%

Cash and Investments

Total cash and investments increased $2.3 billion, or 44.4%, for the nine months ended September 30, 2011. The increase is attributable to the acquisition of Chaucer, with total cash and investments of $2.4 billion at September 30, 2011, consisting of $1,525.3 million of fixed maturities, $632.4 million of cash and cash equivalents, $146.8 million of other investments and $84.5 million of equity securities. Excluding Chaucer’s cash and investments, the investment portfolio decreased approximately 1% for the year.

Our fixed maturity portfolio is comprised primarily of corporate securities, taxable and tax-exempt municipal securities, residential mortgage-backed securities, commercial mortgage-backed securities, foreign government securities, U.S. government securities and asset-backed securities.

The following table provides information about the investment types of our fixed maturities portfolio:

	September 30, 2011
(in millions) Investment Type	Amortized Cost	Fair Value	Net Unrealized Gain	Change in Net Unrealized During 2011
U.S. Treasury and government agencies	$272.0	$279.0	$7.0	$5.2
Foreign government	302.6	302.9	0.3	0.3
Municipals:
Taxable	802.9	861.2	58.3	59.3
Tax exempt	167.1	171.7	4.6	1.6
Corporate	3,150.7	3,291.4	140.7	(3.7)
Asset-backed:
Residential mortgage-backed	825.7	864.7	39.0	9.1
Commercial mortgage-backed	338.1	346.1	8.0	(9.3)
Asset-backed	107.0	110.6	3.6	(0.1)

Total fixed maturities	$5,966.1	$6,227.6	$261.5	$62.4

During the first nine months of 2011, our net unrealized gains on fixed maturities increased $62.4 million, or 31.3%, to a net unrealized gain of $261.5 million at September 30, 2011, compared to $199.1 million at December 31, 2010.

Amortized cost and fair value by rating category were as follows:

		September 30, 2011			December 31, 2010
(dollars in millions) NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost	Fair Value	% of Total Fair Value	Amortized Cost	Fair Value	% of Total Fair Value
1	Aaa/Aa/A	$4,343.5	$4,529.7	72.7%	$3,175.0	$3,290.5	68.6%
2	Baa	1,282.2	1,360.0	21.9	1,115.0	1,180.4	24.6
3	Ba	152.0	156.6	2.5	141.1	149.3	3.1
4	B	129.7	126.1	2.0	119.7	123.5	2.6
5	Caa and lower	45.8	41.8	0.7	36.3	39.1	0.8
6	In or near default	12.9	13.4	0.2	11.7	15.1	0.3

Total fixed maturities		$5,966.1	$6,227.6	100.0%	$4,598.8	$4,797.9	100.0%

Based on ratings by the National Association of Insurance Commissioners (“NAIC”), approximately 95% of the fixed maturity portfolio consisted of investment grade securities at September 30, 2011 and 93% as of December 31, 2010.

The quality of our fixed maturity portfolio remains strong based on ratings, capital structure position, support through guarantees, underlying security and parent ownership and yield curve position. We do not hold any securities in the following sectors: subprime mortgages, either directly or through mortgage-backed securities; collateralized debt obligations; collateralized loan obligations; or credit derivatives.

We have sovereign debt totaling $150.7 million, or 2.0% of the total portfolio, primarily in the United Kingdom (U.K.), Germany, France and Denmark as a result of the Chaucer acquisition. We have no sovereign debt exposure to Greece, Ireland or Portugal. Also, we hold $73.3 million of foreign agency debt securities, primarily from Germany, the Netherlands, Great Britain and Norway, as well as $44.9 million of supranational securities. Exposure to European banks, excluding the U.K., is approximately $137 million, or 1.8% of our total portfolio. Exposure to credit in other European sectors, excluding the U.K., is 2.7% of the portfolio. These securities are high quality, large cap multi-national companies and well diversified by sector, country and issuer.

Commercial mortgage-backed securities (“CMBS”) constitute $346.1 million of our invested assets, of which approximately 17% is fully defeased with U.S. government securities. The portfolio is seasoned, with approximately 61% of our CMBS holdings from pre-2005 vintages, 14% from the 2005 vintage, 10% from the 2007 vintage, 4% from the 2006 vintage, and 11% from 2010 and later vintages. The CMBS portfolio is of high quality with approximately 79% being AAA rated and 21% rated AA or A. The CMBS portfolio has a weighted average loan-to-value ratio of 73% and credit enhancement of approximately 26% as of September 30, 2011.

Our municipal bond portfolio constitutes approximately 14% of invested assets at September 30, 2011 and is 98% investment grade, without regard to any insurance enhancement. Currently, approximately 28% of the municipal bond portfolio has an insurance enhancement. The portfolio is well diversified by geography, sector and source of payment, and primarily consists of taxable securities. Approximately 61% of the portfolio is invested in revenue bonds and 39% in general obligation bonds. Revenue bonds are backed by the revenue stream generated by the services provided by the issuer, while general obligation bonds are backed by the authority that issued the debt and are secured by the taxing powers of those authorities.

Other investments consist primarily of overseas deposits, which are investments maintained in overseas funds and managed exclusively by Lloyd’s. These funds are required in order to protect policyholders in overseas markets and enable our Chaucer segment to operate in those markets. Access to those funds is restricted and we have no control over the investment strategy. Also included in other investments are investments in limited partnerships, which are accounted for under the equity method of accounting or at cost.

In addition and in accordance with Lloyd’s operating guidelines, we are required to deposit funds at Lloyd’s to support our underwriting operations. These funds are available only to fund claim obligations. These restricted assets consisted of approximately $392 million of fixed maturities and $99 million of cash and cash equivalents as of September 30, 2011. We also deposit funds with various state and governmental authorities in the U.S. For a discussion of our deposits with state and governmental authorities, see also Note 4 – “Investments” of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Other-than-Temporary Impairments

For the three months ended September 30, 2011, we recognized $1.5 million of other-than-temporary impairments (“OTTI”) on fixed maturities in earnings. This included $1.1 million related to below investment grade corporate debt securities which we intend to sell, primarily in the utilities sector, and $0.4 million related to estimated credit losses primarily on below investment grade residential mortgage-backed securities. For the three months ended September 30, 2010, we recognized $1.4 million of OTTI on debt securities in earnings, primarily on below investment grade corporate bonds in the industrial sector that we classified as intend to sell.

For the first nine months of 2011, we recognized $3.7 million of OTTI on fixed maturity and equity securities in earnings. OTTI on debt securities was $3.2 million, primarily on below investment grade bonds that we intend to sell, of which $1.6 million related to corporate bonds, principally in the utilities sector, and $1.0 million was related to a municipal bond. Additionally, we recognized OTTI of $0.6 million related to estimated credit losses on residential mortgage-backed securities. We also recognized OTTI on a common stock of $0.5 million. For the first nine months of 2010, we recognized $7.5 million of OTTI on fixed maturities and equity securities in earnings, of which $3.0 million related to debt securities that we classified as intend to sell, $2.6 million was estimated credit losses, primarily on investment grade residential mortgage backed securities, and $1.9 million related to common stocks.

Unrealized Losses

The following table provides information about our fixed maturities and equity securities that are in an unrealized loss position. (See also Note 7 – “Investments” of the Notes to Interim Consolidated Financial Statements.)

	September 30, 2011		December 31, 2010
(in millions)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Fixed maturities:
Investment grade:
12 months or less	$31.0	$1,236.3	$22.9	$732.3
Greater than 12 months	10.9	102.9	29.7	208.2

Total investment grade fixed maturities	41.9	1,339.2	52.6	940.5

Below investment grade:
12 months or less	19.1	218.7	1.0	51.1
Greater than 12 months	1.0	1.5	12.0	90.0

Total below investment grade fixed maturities	20.1	220.2	13.0	141.1

Equity securities:
12 months or less	12.4	160.9	1.9	45.8
Greater than 12 months	0.2	1.3	—	—

Total equity securities	12.6	162.2	1.9	45.8

Total	$74.6	$1,721.6	$67.5	$1,127.4

Gross unrealized losses on fixed maturities and equity securities was $74.6 million at September 30, 2011, compared to $67.5 million at December 31, 2010, an increase of $7.1 million, or 10.5%. The increase in unrealized losses was primarily attributable to the volatility in the equity markets, as well as the widening of credit spreads across all sectors, partially offset by lower interest rates. Securities acquired from Chaucer were recorded at fair value as of the acquisition date of July 1, 2011. Therefore, gross unrealized losses associated with the Chaucer portfolio include only losses as of September 30, 2011. At September 30, 2011, gross unrealized losses primarily consist of $47.6 million of corporate fixed maturities, $12.6 million of equity securities, $9.7 million of mortgage-backed securities and $4.6 million in municipal and U.S. Treasury and government agency securities.

We view the gross unrealized losses on fixed maturities and equity securities as being temporary since it is our assessment that these securities will recover in the near term, allowing us to realize their anticipated long-term economic value. With respect to gross unrealized losses on fixed maturities, we do not intend to sell nor is it more likely than not we will be required to sell debt securities before this expected recovery of amortized cost (See also “Liquidity and Capital Resources”). With respect to equity securities, we have the intent and ability to retain such investments for the period of time anticipated to allow for this expected recovery in fair value. The risks inherent in our assessment methodology include the risk that, subsequent to the balance sheet date, market factors may differ from our expectations; the global economic recovery is less robust than we expect or reverts to recessionary trends; we may decide to subsequently sell a security for unforeseen business needs; or changes in the credit assessment or equity characteristics from our original assessment may lead us to determine that a sale at the current value would maximize recovery on such investments. To the extent that there are such adverse changes, an OTTI would be recognized as a realized loss. Although unrealized losses are not reflected in the results of financial operations until they are realized or deemed “other-than-temporary”, the fair value of the underlying investment, which does reflect the unrealized loss, is reflected in our Consolidated Balance Sheets.

The following table sets forth gross unrealized losses for fixed maturities by maturity period and for equity securities at September 30, 2011 and December 31, 2010. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers.

(in millions)	September 30, 2011	December 31, 2010
Due in one year or less	$2.2	$2.6
Due after one year through five years	19.1	11.4
Due after five years through ten years	17.9	17.1
Due after ten years	13.1	21.6

	52.3	52.7
Mortgage-backed securities	9.7	12.9

Total fixed maturities	62.0	65.6
Equity securities	12.6	1.9

Total fixed maturities and equity securities	$74.6	$67.5

The carrying values of defaulted fixed maturity securities on non-accrual status at September 30, 2011 and December 31, 2010 were not material. The effects of non-accruals compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities, were reductions in net investment income of $1.7 million for the nine months ended September 30, 2011 and 2010. Any defaults in the fixed maturities portfolio in future periods may negatively affect investment income.

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

Derivative Instruments

We maintain an overall risk management strategy that can incorporate the use of derivative instruments to manage significant unplanned fluctuations in earnings caused by foreign currency and interest rate volatility.

In April 2011, we entered into a foreign currency forward contract to hedge the foreign currency exchange risk embedded in the purchase price of Chaucer, which was denominated in U.K. Pounds Sterling (“GBP”). This contract had a notional amount of £297.9 million and was settled on July 14, 2011. For the three months and nine months ended September 30, 2011, we recognized in income from continuing operations a loss of $6.6 million and $11.3 million, respectively. The loss on the contract was due to a decrease in the exchange rate between the GBP and the U.S. dollar, and was offset by the lower U.S. dollars required to meet the GBP based purchase price. Since a foreign currency hedge in which the hedged item is a forecasted transaction relating to a business combination does not qualify for hedge accounting under ASC 815, Derivatives and Hedging (“ASC 815”), we did not apply hedge accounting to this transaction. See Note 3 – “Acquisitions” in this Form 10-Q for additional information.

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

Additionally, Chaucer held foreign currency forward contracts utilized to mitigate changes in fair value caused by foreign currency fluctuation in converting the fair value of GBP and Euro denominated investment portfolios into their U.S. dollar denominated equivalent. These portfolios supported U.S. dollar denominated claim reserve liabilities. During the third quarter, we recognized a gain of $6.5 million related to these instruments. All Chaucer forward contracts were terminated in October 2011.

Other Items

Net income also includes the following items:

	Three Months Ended September 30,
(in millions)	Commercial Lines	Personal Lines	Chaucer	Other Property and Casualty	Discontinued Operations	Total
2011
Net realized investment gains (losses)	$1.2	$0.6	$6.3	$0.1	$—	$8.2
Net gain (loss) from the retirement of debt	0.3	—	—	(0.4)	—	(0.1)
Costs related to acquired businesses	—	—	—	(1.9)	—	(1.9)
Gain (loss) on derivative instruments	—	—		(6.6)	—	(6.6)
Net foreign exchange gains	—	—	—	6.7	—	6.7

2010
Net realized investment gains	$3.6	$1.7	$—	$0.4	$—	$5.7
Discontinued operations, net of taxes	—	—	—	—	0.9	0.9

	Nine Months Ended September 30,
(in millions)	Commercial Lines	Personal Lines	Chaucer	Other Property and Casualty	Discontinued Operations	Total
2011
Net realized investment gains (losses)	$4.0	$2.7	$6.3	$11.9	$—	$24.9
Net gain (loss) from the retirement of debt	0.3	—	—	(2.6)	—	(2.3)
Costs related to acquired businesses	—	—	—	(15.7)	—	(15.7)
Gain (loss) on derivative instruments	—	—		(11.3)	—	(11.3)
Net foreign exchange gains	—	—	—	6.7	—	6.7
Discontinued operations, net of taxes	—	—	—	—	2.0	2.0

2010
Net realized investment gains	$7.4	$8.8	$—	$0.6	$—	$16.8
Discontinued operations, net of taxes	—	—	—	—	0.6	0.6

We manage investment assets for our Commercial Lines, Personal Lines, and Other Property and Casualty segments based on the requirements of our U.S. combined property and casualty companies. We allocate the investment income, expenses and realized gains to our Commercial Lines, Personal Lines and Other Property and Casualty segments based on actuarial information related to the underlying businesses. We manage investment assets separately for our Chaucer segment.

Net realized gains on investments were $8.2 million and $5.7 million in the three months ended September 30, 2011 and 2010, respectively. Net realized gains in 2011 are primarily due to $6.5 million of gains on foreign currency hedges and $3.5 million of gains recognized primarily from the sale of fixed maturities and equity securities, partially offset by $1.5 million of other-than-temporary impairments from fixed maturities. Net realized gains in 2010 are due to $10.4 million of gains recognized primarily from the sale of fixed maturities, partially offset by a $3.7 million loss on futures contracts relating to the release of tax capital loss carryforwards and $1.4 million of impairments from both fixed maturities and equity securities.

Net realized gains on investments were $24.9 million and $16.8 million, in the nine months ended September 30, 2011 and 2010, respectively. Net realized gains in the first nine months of 2011 are primarily due to $22.0 million of gains recognized primarily from the sale of fixed maturities and $6.5 million of gains on foreign currency hedges, partially offset by $3.7 million of other-than-temporary impairments from fixed maturities and, to a lesser extent, equity securities. Net realized gains in the first nine months of 2010 are due to $26.4 million of gains recognized primarily from the sale of fixed maturities and to a lesser extent, equity securities, partially offset by $7.5 million of impairments from both fixed maturities and equity securities.

Acquisition costs were $1.9 million and $15.7 million for the three months and nine months ended September 30, 2011, respectively, and primarily consist of advisory, legal, and accounting costs associated with the acquisition of Chaucer. See Note 3 – “Acquisitions” in this Form 10-Q for additional information.

In connection with the acquisition of Chaucer, we entered into a foreign exchange forward contract, which provided for an economic hedge between the agreed upon purchase price of Chaucer in GBP and currency fluctuations between the GBP and U.S. dollar prior to close. This contract effectively locked in the U.S. dollar equivalent of the purchase price to be delivered in GBP and was settled in July 2011 at a loss of $11.3 million, of which $4.7 million and $6.6 million was recognized during the three months ended June 30, 2011 and September 30, 2011, respectively. The loss on the contract was due to a decrease in the exchange rate between the GBP and U.S. dollar and was offset by the lower U.S. dollars required to meet the GBP based purchase price, which resulted in a $6.4 million gain on foreign exchange. Additional decreases in the exchange rate occurred subsequent to payment of cash proceeds on July 14, 2011. Gains of $0.3 million were recognized related to the loan notes and other payables that are due in GBP to certain former shareholders of Chaucer common stock. We will be subject to fluctuations in the currency until such loan notes have been paid.

Income Taxes

We are subject to the tax laws and regulations of the U.S. and foreign countries in which we operate. We file a consolidated U.S. federal income tax return that includes the holding company and its U.S. subsidiaries. Generally, taxes are accrued at the U.S. rate of 35% for income from the U.S. operations. Our primary non-U.S. jurisdiction is the U.K. with a 26% rate. However, we accrue taxes on certain non-U.S. income which is subject to U.S. tax as a result of being owned by a U.S. shareholder at the U.S. rate. Foreign tax credits, where available, are utilized to offset U.S. tax as permitted. Certain of our non-U.S. income are not subject to U.S. tax until repatriated as these earnings are intended to be permanently reinvested overseas. Foreign taxes on this non-U.S. income are accrued at the local foreign rate and do not have an accrual for U.S. deferred taxes.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

The provision for income taxes from continuing operations was a benefit of $9.0 million in the three months ended September 30, 2011, resulting in an effective tax rate of 48.1% of pre-tax loss, compared to an expense of $21.7 million during the same period in 2010, resulting in an effective tax rate of 29.7% of pre-tax income. These provisions reflect the significant fluctuations in pre-tax GAAP results from 2010 to 2011, i.e. pre-tax income in 2010 versus a pre-tax loss in 2011, and decreases in our valuation allowance related to realized gains of $8.2 million and $5.7 million in the three months ended September 30, 2011 and 2010, respectively. In addition, the 2011 provision reflects a $1.7 million benefit related to tax planning strategies implemented in prior years. Absent these benefits, the provision for income taxes from continuing operations would have been a benefit of $6.7 million or 35.8% and an expense of $24.7 million or 33.8% for the three months ended September 30, 2011 and 2010, respectively. The increase in 2011 is due to lower underwriting results and its disproportionate impact on permanent items in our estimated effective tax rate.

Our income tax provision on segment income was a benefit of $6.5 million during the three months ended September 30, 2011, compared to expense of $22.7 million during the same period in 2010. These provisions resulted in effective tax rates for segment income of 26.0% and 33.7% in 2011 and 2010, respectively. The decrease is primarily due to lower underwriting income in 2011.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

The provision for income taxes from continuing operations was a benefit of $26.7 million during the first nine months of 2011, resulting in an effective tax rate of 65.3% of pre-tax loss compared to an expense of $39.7 million during the same period in 2010, resulting in an effective tax rate of 29.3% of pre-tax income. These provisions reflect the significant fluctuations in pre-tax GAAP results from 2010 to 2011, i.e. pre-tax income in 2010 versus a pre-tax loss in 2011, and decreases in our valuation allowance related to realized gains of $24.9 million and $16.8 million in the first nine months of 2011 and 2010, respectively. In addition, the 2011 provision reflects a $5.8 million benefit related to tax planning strategies implemented in prior years. Absent these benefits, the provision for income taxes from continuing operations would have been a benefit of $14.4 million or 35.2% and an expense of $46.0 million or 33.9% for the nine months ended September 30, 2011 and 2010, respectively. The increase in 2011 is due to lower underwriting results and its disproportionate impact on permanent items in our estimated effective tax rate

Our income tax provision on segment income was a benefit of $12.6 million for the first nine months of 2011, compared to an expense of $40.2 million during the same period in 2010. These provisions resulted in effective tax rates for segment income of 29.2% and 33.9% in 2011 and 2010, respectively. The decrease is primarily due to lower underwriting income in 2011.

In September 2011, we completed a transaction which resulted in the realization, for tax purposes only, of unrealized gains in our investment portfolio of $98.4 million. This transaction enabled us to recognize capital loss carryforwards to offset this gain, and resulted in the release of $10.9 million of the valuation allowance we held against the deferred tax asset related to these capital loss carryforwards. The release was reflected as a benefit in accumulated other comprehensive income. The $10.9 million will be released into income from continuing operations, related to non-segment income, in future years, as the investment securities subject to these transactions are sold or mature.

Our valuation allowance related to our deferred tax asset was $54.0 million at September 30, 2011, compared to $91.5 million at December 31, 2010, a decrease of $37.5 million. The decrease in this valuation allowance primarily resulted from unrealized appreciation in our investment portfolio, the aforementioned transaction and net realized capital gains in our Consolidated Statements of

Income. Accordingly, we recorded decreases in our valuation allowance of $22.8 million and $10.9 million as adjustments to Accumulated Other Comprehensive Income and decrease in our valuation allowance of $6.5 million as an adjustment to Income Tax Expense. In addition, in the 2010 U.S. federal income tax return we were able to utilize an additional $7.6 million of capital loss carryforward that expired in 2010. As such, we increased our valuation allowance by $2.6 million with an equal and offsetting increase to the related deferred tax asset. The remaining increase of $0.1 million was reflected in Discontinued Operations.

In April 2011, we received notification that an interest refund claim filed with the Internal Revenue Service in 2009 had been accepted. The interest refund related to tax liabilities of our former life operations of $0.6 million was recorded in Discontinued Operations in the first three months of 2011.

Critical Accounting Estimates

Our Consolidated Financial Statements have been prepared in conformity with U.S. GAAP and include certain accounting policies that we consider to be critical due to the amount of judgment and uncertainty inherent in the application of those policies. While we believe that the amounts included in our consolidated financial statements reflect out best judgment, the use of different assumptions could produce materially different accounting estimates. As disclosed in our 2010 Annual Report on Form 10-K, we believe the following accounting estimates are critical to our operations and require the most subjective and complex judgment:

•	Reserve for losses and loss expenses

•	Reinsurance recoverable balances

•	Pension benefit obligations

•	Other-than-temporary impairments (“OTTI”)

For a more detailed discussion of these critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2010.

Statutory Surplus of U.S. Insurance Subsidiaries

The following table reflects statutory surplus of our U.S. insurance subsidiaries:

(in millions)	September 30, 2011	December 31, 2010
Total Statutory Surplus – U.S. Insurance Subsidiaries	$1,538.5	$1,747.3

The statutory surplus for our U.S. insurance subsidiaries decreased $205.4 million during the first nine months of 2011, primarily due to a $99 million ordinary dividend paid to the holding company by Hanover Insurance in April 2011 and underwriting loss results for the nine months ended September 30, 2011.

The NAIC prescribes an annual calculation regarding risk based capital (“RBC”). RBC ratios for regulatory purposes are expressed as a percentage of the capital required to be above the Authorized Control Level (the “Regulatory Scale”); however, in the insurance industry, RBC ratios are widely expressed as a percentage of the Company Action Level. The following table reflects the Company Action Level, the Authorized Control Level and RBC ratios for Hanover Insurance, as of September 30, 2011, expressed both on the Industry Scale (Total Adjusted Capital divided by the Company Action Level) and Regulatory Scale (Total Adjusted Capital divided by Authorized Control Level):

(dollars in millions)	Company Action Level	Authorized Control Level	RBC Ratio Industry Scale	RBC Ratio Regulatory Scale
The Hanover Insurance Company	$583.6	$291.8	261%	523%

Lloyd’s Capital Requirement

Chaucer corporate members operate in the Lloyd’s market, which requires that these members deposit funds, referred to as “Funds at Lloyd’s”, to support their underwriting interests. Lloyd’s sets required capital annually for all participating syndicates based on each syndicates’ business plans, the rating and reserving environment, and discussions with regulatory and rating agencies. Although the minimum capital levels are set by Lloyd’s, it is the responsibility of Chaucer to continually monitor the risk profiles of its managed syndicates to ensure that the level of funding remains appropriate. Such capital is comprised of cash and cash equivalents, investments, undrawn letters of credit provided by various banks and other assets.

At September 30, 2011, the required capital supporting our Lloyd’s business totaled £418.1 million. Funds held at Lloyd’s to satisfy this capital requirement consisted of:

(in millions)
Letters of credit	£90.0
Reinsurance agreement	48.2
Fixed maturities, at fair value	251.5
Cash and cash equivalents	63.6

Total securities, assets and letters of credit pledged to Lloyd’s	£453.3

Liquidity and Capital Resources

Liquidity is a measure of our ability to generate sufficient cash flows to meet the cash requirements of business operations. As a holding company, our primary ongoing source of cash is dividends from our insurance subsidiaries. However, dividend payments to us by our U.S. insurance subsidiaries are subject to limitations imposed by regulators, such as prior notice periods and the requirement that dividends in excess of a specified percentage of statutory surplus or prior year’s statutory earnings receive prior approval (so called “extraordinary dividends”). On April 15, 2011, a $99 million ordinary dividend was paid to the holding company by Hanover Insurance. This dividend was used to help fund the acquisition of Chaucer.

Dividend payments to us by our Chaucer business are regulated by the U.K. law and the U.K.’s Financial Services Authority (“FSA”). Dividends from Chaucer are dependent on dividends from its subsidiaries. Annual dividend payments from Chaucer are limited to retained earnings that are not restricted by capital and other requirements for business at Lloyd’s. Also, Chaucer must provide advance notice to the FSA of certain proposed dividends or other payments from FSA regulated entities. There are currently no plans to repatriate dividends to our holding company from Chaucer.

Sources of cash for our insurance subsidiaries primarily consist of premiums collected, investment income and maturing investments. Primary cash outflows are paid claims, losses and loss adjustment expenses, policy acquisition expenses, other underwriting expenses and investment purchases. Cash outflows related to losses and loss adjustment expenses can be variable because of uncertainties surrounding settlement dates for liabilities for unpaid losses and because of the potential for large losses either individually or in the aggregate. We periodically adjust our investment policy to respond to changes in short-term and long-term cash requirements.

Net cash provided by operating activities was $286.3 million during the first nine months of 2011, as compared to net cash used in operation activities of $15.0 million during the first nine months of 2010. The $301.3 million change primarily resulted from the absence in 2011 of a $100.0 million contribution made to our qualified defined benefit pension plan in 2010, and increased premium collections in the first nine months of 2011, primarily associated with OneBeacon business written in 2010 and with our Chaucer business.

Net cash provided by investing activities was $231.2 million during the first nine months of 2011, as compared to net cash used in investing activities of $53.4 million during the first nine months of 2010. In 2011, cash provided by investing activities primarily resulted from $734.7 million of cash and cash equivalents acquired from Chaucer. These increases were offset by cash paid for the Chaucer acquisition totaling $466.3 million, which included an $11.3 million payment related to a foreign exchange forward contract. During 2010, cash used was primarily related to our net purchases of equities.

Net cash provided by financing activities was $140.8 million during the first nine months of 2011, as compared to net cash provided by financing activities of $24.7 million during the first nine months of 2010. During 2011, cash provided by financing activities primarily resulted from the issuance, on June 17, 2011, of $300.0 million of unsecured senior debentures. Cash received from the issuance of debt was partially offset by the repurchase of $86.8 million of debt, the payment of dividends to our shareholders, repayments of collateral related to our securities lending program, and repurchases of common stock. During 2010, cash provided by financing activities was primarily due to proceeds from the issuance, on February 23, 2010, of unsecured senior debentures. This was largely offset by repurchases of common stock, payments of dividends to our shareholders, and repayments of collateral related to our securities lending program.

On June 17, 2011, the Company issued $300 million aggregate principal amount of 6.375% senior unsecured notes due June 15, 2021. The senior debentures are subject to certain restrictive covenants, including limitations on the issuance or disposition of capital stock of restricted subsidiaries. These debentures pay interest semi – annually. At September 30, 2011, the Company was in compliance with the covenants associated with this indenture.

In April 2011, the Company entered into a bridge credit agreement for borrowings in an aggregate principal amount of up to $180 million to be used solely in connection with the acquisition of Chaucer. This bridge agreement terminated upon the issuance, on June 17, 2011, of the aforementioned $300 million aggregate principal amount of 6.375% senior unsecured notes.

At September 30, 2011, THG, as a holding company, held $238.0 million of fixed maturities and cash. We believe the holding company assets are sufficient to meet additional obligations of the holding company during the remainder of 2011, which consists primarily of the interest on our senior debentures, our dividends to shareholders (as and to the extent declared), additional funds relating to the purchase of Chaucer, certain costs associated with benefits due to our former life employees and agents, and to the extent required, payments related to indemnification of liabilities associated with the sale of various subsidiaries. We do not expect that it will be necessary to dividend additional funds from our insurance subsidiaries in order to fund 2011 holding company obligations; however, we may decide to do so.

Dividends to common shareholders are subject to quarterly board approval and declaration. During the first nine months of 2011, we paid three quarterly dividends, as declared by the Board, each of $0.275 per share to our shareholders, totaling $37.5 million. We believe that our holding company assets are sufficient to provide for future shareholder dividends should the Board of Directors declare them.

We expect to continue to generate sufficient positive operating cash to meet all short-term and long-term cash requirements relating to current operations, including the funding of our qualified defined benefit pension plan and Chaucer pension scheme. Based upon the current estimate of liabilities and certain assumptions regarding investment returns and other factors, our qualified defined benefit pension plan is essentially fully funded as of September 30, 2011. As a result, we currently expect that significant cash contributions will not be required for this plan for several years. The Chaucer pension scheme is approximately $17 million underfunded as of September 30, 2011. The ultimate payment amounts for both the defined benefit plan and the Chaucer pension scheme are based on several assumptions, including but not limited to, the rate of return on plan assets, the discount rate for benefit obligations, mortality experience, interest crediting rates and the ultimate valuation and determination of benefit obligations. Since differences between actual plan experience and our assumptions are likely, changes to our funding obligations in future periods are possible.

Our insurance subsidiaries maintain a high degree of liquidity within their respective investment portfolios in fixed maturity and short-term investments. We believe that the quality of the assets we hold will allow us to realize the long-term economic value of our portfolio, including securities that are currently in an unrealized loss position. We do not anticipate the need to sell these securities to meet our insurance subsidiaries’ cash requirements. We expect our insurance subsidiaries to generate sufficient operating cash to meet all short-term and long-term cash requirements. However, there can be no assurance that unforeseen business needs or other items will not occur causing us to have to sell those securities in a loss position before their values fully recover, thereby causing us to recognize impairment charges in that time period.

Since October 2007 and through December 2010, our Board of Directors has authorized aggregate repurchases of our common stock of up to $500 million. Our repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. On March 30, 2010, we entered into an accelerated share repurchase agreement and utilized a portion of our existing share repurchase authorization for the immediate repurchase of 2.3 million of our common stock at a cost of $105.0 million. During the first nine months of 2011, we repurchased 0.6 million shares of our common stock through open market purchases at a cost of $20.0 million.

Additionally, from time to time, we may also repurchase debt. In 2011, we repurchased, in several transactions, $69.5 million of Series B 8.207% Subordinated Deferrable Interest Debentures (“Junior Debentures”) at a cost of $72.0 million, resulting in a net loss of $2.5 million. In addition, we repurchased $4.0 million of surplus notes outstanding related to AIX Holdings, Inc (“AIX”), $8.0 million of capital securities related to AIX and $3.0 million of capital securities related to Professionals Direct, Inc. We may decide to repurchase additional debt on an opportunistic basis.

On August 2, 2011, we entered into a $200.0 million committed syndicated credit agreement which expires in August 2015. Borrowings, if any, under this agreement are unsecured and incur interest at a rate per annum equal to, at our option, a designated base rate or the Euro dollar rate plus applicable margin. The agreement provides covenants, including but not limited to, maintaining a certain level of consolidated equity, consolidated leverage ratios, and an RBC ratio in our primary U.S. domiciled property and casualty companies of 175%. We had no borrowings under this agreement during 2011. At September 30, 2011, we were in compliance with these covenants.

In 2010, Chaucer entered into a £90.0 million Standby Letter of Credit Facility (“Standby Facility”) that is used to provide regulatory capital supporting Chaucer’s underwriting through two managed syndicates. The Standby Facility expires on December 31, 2015. We pay an annual commitment fee of 1.14 percent. The Standby Facility contains restrictive financial covenants including, but not limited to, maintaining a minimum consolidated tangible net worth and a leverage ratio of less than or equal to 35 percent for Chaucer. We collateralized £10 million of the facility under the terms of the agreement. We were in compliance with the covenants at September  30, 2011.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Our market risks, the ways we manage them, and sensitivity to changes in interest rates are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2010, included in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes in the first nine months of 2011 to these risks or our management of them except for our exposure to changes in foreign currency rates as described below.

Foreign Currency Risk

Our Chaucer segment has exposure to foreign currency risk in both its insurance contracts and its invested assets. Some of its insurance contracts provide that ultimate losses may be payable in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. Thus, our Chaucer segment attempts to manage its foreign currency risk by seeking to match its liabilities under insurance and reinsurance polices that are payable in foreign currencies with cash and investments that are denominated in such currencies. Due to the extended time frame for settling claims, fluctuation in currency exchange rates, and other factors, we expect from time to time to realize gains and or losses related to changes in the exchange rates.

Additionally, our Chaucer segment held foreign currency forward contracts utilized to mitigate changes in fair value caused by foreign currency fluctuation in converting the fair value of U.K. Pound Sterling and Euro denominated investment portfolios into their U.S. dollar denominated equivalent. These portfolios supported U.S. dollar denominated claim reserve liabilities. During the third quarter, we recognized a gain of $6.5 million related to these instruments. All Chaucer forward contracts were terminated in October 2011.

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

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there was no such changes during the quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

On July 1, 2011, the Company closed on the acquisition of Chaucer Holdings PLC (“Chaucer”) for approximately $480 million, which represented approximately 5% of our total assets at the date of acquisition. We expect to first include Chaucer in our annual assessment for the year ended December 31, 2012, as permitted for recently acquired businesses.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Reference is made to “Commitments and Contingencies – Legal Proceedings” in Note 13 of the Notes to Interim Consolidated Financial Statements.

ITEM 1A –RISK FACTORS

This document contains, and management may make, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, may be forward-looking statements. When used in our Management’s Discussion and Analysis, the words: “believes”, “anticipates”, “expects”, “projections”, “outlook”, “should”, “could”, “plan”, “guidance”, “likely”, “on track to”, “targeted” and similar expressions are intended to identify forward-looking statements. We wish to caution readers that accuracy with respect to forward-looking projections is difficult and risks and uncertainties, in some cases, have affected and in the future could affect our actual results and could cause our actual results for the remainder of 2011 and beyond to differ materially from historical results and from those expressed in any of our forward-looking statements. We operate in a business environment that is continually changing, and as such, new risk factors may emerge over time. Additionally, our business is conducted in competitive markets and therefore involves a higher degree of risk. We cannot predict these new risk factors nor can we assess the impact, if any, that they may have on our business in the future. Some of the factors that could cause actual results to differ include, but are not limited to, the following:

•	changes in the demand for our products;

•	risks and uncertainties with respect to our ability to retain profitable policies in force and attract profitable policies;

•	changes in our estimates of loss and loss adjustment expense reserves, resulting in adverse loss development;

•	changes in frequency and loss trends;

•	changes in regulation and economic conditions, particularly with respect to regions where we have geographical concentrations;

•	volatile and unpredictable developments, including severe weather and other natural physical events, catastrophes and terrorist actions;

•	risks and uncertainties with respect to our ability to collect all amounts due from reinsurers and to maintain current levels of reinsurance in the future at commercially reasonable rates, or at all;

•	heightened volatility, fluctuations in interest rates, inflationary pressures, default rates and other factors that affect investment returns from our investment portfolio;

•	risks and uncertainties associated with our participation in shared market mechanisms, mandatory reinsurance programs and mandatory and voluntary pooling arrangements;

•	an increase in mandatory assessments by state guaranty funds;

•	actions by our competitors, many of which are larger or have greater financial resources than we do;

•	loss or retirement of key employees;

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

In addition, historical and future reported financial results include estimates with respect to premiums written and earned, reinsurance recoverables, loss and loss adjustment reserves and development, fair values of certain investments, other assets and liabilities, tax, contingent and other liabilities, and other items. These estimates are subject to change as more information becomes available.

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

On July 1, 2011, we completed the acquisition of Chaucer Holdings PLC (“Chaucer” and such acquisition, the “Acquisition”). If we are unable to successfully integrate Chaucer into our business, we could be impeded from realizing all of the benefits of the Acquisition. The integration process could disrupt our business and a failure to successfully integrate the two businesses could have a material adverse effect on our business, financial condition and results of operations. In addition, the integration of two formally unaffiliated companies could result in unanticipated problems, expenses, liabilities, competitive responses, loss of agent relationships, and diversion of management’s attention and may cause our stock price to decline. The difficulties of integrating an acquisition and risks to Chaucer’s business include, among others:

•	unanticipated issues in integrating information, communications and other systems;

•	unanticipated incompatibility of logistics, marketing and administration methods;

•	maintaining employee morale and retaining key employees;

•	integrating the business cultures of both companies;

•	preserving important strategic, reinsurance and other relationships;

•	integrating legal and financial controls in multiple jurisdictions;

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations;

•	the diversion of management’s attention from ongoing business concerns;

•	integrating geographically separate organizations;

•	significant transaction costs, including the effect of exchange rate fluctuations;

•	risks and uncertainties in our ability to increase the investment yield on the Chaucer investment portfolio;

•	risks uncertainties in our ability to decrease leverage as a result of adding future earnings to our capital base;

•	risks and uncertainties regarding the volatility of underwriting results in a combined entity;

•	an ability to more efficiently manage capital;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States, or change in estimate of the proportion of earnings ultimately subject to the higher U.S. tax rate ;

•	an ability to improve renewal rates and increase new property and casualty policy counts;

•	an ability to increase or maintain certain property and casualty insurance rates (including with respect to catastrophe-exposed property, marine, and U.K. motor business);

•	heightened competition (including rate pressure);

•

complying with laws, rules and regulations in multiple jurisdictions, including new and multiple employment regulations, regulations relating to the conduct of business activities such as the U.K. Bribery Act, sanctions imposed by the U.S. or U.K. on doing business with certain foreign countries or other persons, privacy, information security, and environmental-related laws; and

•	the impact of new product or line of business introductions, such as the international liability division and our ability to meet projected return on capital targets.

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

•

the uncertainties in estimating man-made and natural catastrophe losses (including with respect to recent catastrophe losses in Denmark, Thailand, Australia, Chile, New Zealand and Japan which have affected Chaucer, and winter and Hurricane Irene storm-related losses which have affected Chaucer and our U.S. domestic operations);

•

risks relating to the application and interpretation of insurance and reinsurance contracts, particularly with respect to a complex international event such as those relating to the Fukushima Dai-ichi nuclear power complex in Japan and its impact on Lloyd’s Syndicate 1176, in which Chaucer has a 55% interest;

•	adverse and evolving state, federal and, with respect to Chaucer or the proposed combined companies, foreign legislation or regulation;

•	the inability to obtain sufficient capital, including through letters of credit or quota-share or other reinsurance agreements, to grow or support Chaucer’s existing businesses;

•	Chaucer’s exposure to currency risks and fluctuations, since a significant proportion of Chaucer’s business, is conducted in various currencies and in several countries outside the United States;

•	unexpected or overlapping concentrations of risk where one event or series of events can affect many insured parties;

•	uncertainties in estimating of Chaucer’s current single occupational pension scheme deficit; and

•

risks and uncertainties relating to changes to European and U.K. law and regulation, which include: (a) a new composite European Union directive (known as Solvency II) covering the prudential supervision of all insurance and reinsurance companies that is being developed to replace the existing life, non-life insurance and reinsurance directives that govern the insurance business in the U.K. (among various other obligations, Solvency II will impose new capital requirements on Chaucer); and (b) changes to the regulatory framework in the U.K. with the introduction of two new regulatory authorities to replace the Financial Services Authority.

Additionally, as a specialist in Lloyd’s insurance group, Chaucer is subject to a number of specific risk factors and uncertainties, including without limitation: its reliance on insurance and reinsurance brokers and distribution channels to distribute and market its products; its obligations to maintain funds at Lloyd’s to support its underwriting activities; its risk-based capital requirement being assessed periodically by Lloyd’s and being subject to variation; its reliance on ongoing approvals from Lloyd’s, the Financial Services Authority and other regulators to conduct its business, including a requirement that its Annual Business Plan be approved by Lloyd’s before the start of underwriting for each account year; the limitations and approval requirements that certain of Chaucer’s regulated subsidiaries face from the Financial Services Authority with respect to payment of dividends, return of capital and becoming a borrower, guarantor or provider of security interest on any financial obligations; its obligations to contribute to the Lloyd’s New Central Fund and pay levies to Lloyd’s; its ongoing ability to benefit from the overall Lloyd’s credit rating; its ongoing ability to utilize Lloyd’s trading licenses in order to underwrite business outside the United Kingdom; its ongoing exposure to levies and charges in order to underwrite at Lloyd’s; and the requirement to maintain deposits in the United States for U.S. site risks it underwrites.

Whenever a member of Lloyd’s is unable to pay its debts to policyholders, such debts may be payable by the Lloyd’s Central Fund. If Lloyd’s determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd’s members up to 3% of a member’s underwriting capacity in any one year. We do not believe that any assessment is likely in the foreseeable future and have not provided allowance for such an assessment. However, based on our 2011 estimated underwriting capacity at Lloyd’s of £707.2 million, the September 30, 2011 exchange rate of 1.56 dollars per GBP and assuming the maximum 3% assessment, we could be assessed up to approximately $33.1 million.

We cannot assure you that we will be able to adequately address these additional risks. If we are unable to do so, our operations might suffer.

As one of our consolidated companies, Chaucer and its subsidiaries will be subject to Sarbanes-Oxley and rules and regulations of the SEC and PCAOB.

Chaucer and its subsidiaries have become subsidiaries of our consolidated company, and for the year ended December 31, 2012 will be included in our annual assessment of internal control over financial reporting as required under the Sarbanes-Oxley Act of 2002 and the rules and regulations subsequently implemented by the Securities and Exchange Commission and the Public Company Accounting Oversight Board. We will need to ensure that Chaucer establishes and maintains effective disclosure controls, as well as internal controls and procedures for financial reporting.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Shares purchased in the third quarter of 2011 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
July 1 - 31, 2011 (1)	653	$36.81	—	$157,000,000
August 1 - 31, 2011(2)	91,935	35.46	90,000	153,800,000
September 1-30, 2011 (3)	484,405	34.74	484,139	137,000,000

Total	576,993	$34.86	574,139	$137,000,000

(1)	The total number of shares purchased reflects shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the vesting of restricted stock units.
(2)	Includes 1,935 shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the vesting of restricted stock units.
(3)	Includes 266 shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the vesting of restricted stock units.

ITEM 6 – EXHIBITS

EX – 10.1	Robert Stuchbery Retention Agreement Dated August 23, 2011.

EX – 10.2	Form of Non-Qualified Stock Option Agreement under the 2006 Long Term Incentive Plan.

EX – 10.3	Amendment to Outstanding Stock Options Issued under the Registrant’s 2006 Long-Term Incentive Plan and Amended Long-Term Stock Incentive Plan.

EX – 10.4	Chaucer Annual Bonus Scheme.

EX – 10.5	Rules of the Chaucer 2011 Long-Term Incentive Plan.

EX – 10.6	Trust Deed and Rules of The Chaucer Share Incentive Plan.

EX – 31.1	Certification of the Chief Executive Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX – 31.2	Certification of the Chief Financial Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX – 32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

EX – 32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

EX – 101	The following materials from The Hanover Insurance Group, Inc.’s Quarterly Report on Form 10-Q for the three months ended September 30, 2011 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Income for the three months and nine months ended September 30, 2011 and 2010; (ii) Consolidated Balance Sheets at September 30, 2011 and December 31, 2010; (iii) Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2011 and 2010; (iv) Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2011 and 2010; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (vi) related notes to these consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hanover Insurance Group, Inc
Registrant

November 8, 2011	/s/ Frederick H. Eppinger, Jr.
Date	Frederick H. Eppinger, Jr.
President, Chief Executive Officer
and Director

November 8, 2011	/s/ David B. Greenfield
Date	David B. Greenfield
Executive Vice President,
Chief Financial Officer and
Principal Accounting Officer