Form 10-K
period 2010-12-31
HANOVER INSURANCE GROUP, INC.
filed 2012-02-28
CIK 944695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based on the closing sales price of June 30, 2010, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $1,927,289,946.

The number of shares outstanding of the registrant’s common stock, $.01 par value, was 45,247,059 shares as of February 18, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of The Hanover Insurance Group, Inc.’s Proxy Statement relating to the 2011 Annual Meeting of Shareholders to be held May 17, 2011 to be filed pursuant to Regulation 14A are incorporated by reference in Part III.

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

FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS

Our primary business operations include insurance products and services in three property and casualty operating segments. These segments are Commercial Lines, Personal Lines, and Other Property and Casualty. We report interest expense related to our corporate debt separately from the earnings of our operating segments. Corporate debt consists of our senior debentures, our junior subordinated debentures, advances under our collateralized borrowing program with the Federal Home Loan Bank of Boston (“FHLBB”), and surplus notes.

Information with respect to each of our segments is included in “Segment Results” on pages 37 to 54 in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 14 on pages 119 and 120 of the Notes to the Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K.

DESCRIPTION OF BUSINESS BY SEGMENT

Following is a discussion of each of our operating segments.

PROPERTY AND CASUALTY

GENERAL

Our Property and Casualty group manages its operations principally through three segments: Commercial Lines, Personal Lines and Other Property and Casualty. We underwrite commercial and personal property and casualty insurance through Hanover Insurance, Citizens and other THG subsidiaries, primarily through an independent agent network concentrated in the Northeast, Midwest and Southeast United States. In 2010, we expanded our geographic network of independent agents into the western part of the United States primarily through the renewal rights transaction with OneBeacon Insurance Group (“OneBeacon”). Our Other Property and Casualty segment consists of: Opus Investment Management, Inc. (“Opus”), which markets investment management services to institutions, pension funds and other organizations; earnings on holding company assets; and a run-off voluntary pools business.

Our strategy focuses on strong agency relationships and active agency management, disciplined underwriting, pricing, quality claim handling, and customer service. In Commercial Lines, we are increasingly segmenting our business into industry groups and coverages, which require higher levels of industry underwriting and claims expertise and specialized coverage forms. In Personal Lines, we are focusing on account business. Overall, we seek to diversify our underwriting risks on a geographic and line of business basis. Taken as a group, THG ranks among the top 25 property and casualty insurers in the United States based on direct premiums written for the first nine months of 2010.

RISKS

The industry’s profitability and cash flow can be significantly affected by: price; competition; volatile and unpredictable developments such as extreme weather conditions and natural disasters, including catastrophes; legal and regulatory developments affecting insurer and insureds’ liability; extra-contractual liability; size of jury awards; acts of terrorism; fluctuations in interest rates or the value of investments; and other general economic conditions and trends, such as inflationary pressure or unemployment, that may affect the adequacy of reserves or the demand for insurance products. Our investment portfolio and its future returns may be further impacted by the capital markets and current economic conditions, which could affect our liquidity, the amount of realized losses and impairments that will be recognized, credit default levels, our ability to hold such investments until recovery and other factors. Additionally, the economic conditions in geographic locations where we conduct business, especially those locations where our business is concentrated, may affect the growth and profitability of our business. The regulatory environments in those locations, including any pricing, underwriting or product controls, shared market mechanisms or mandatory pooling arrangements, and other conditions, such as our agency relationships, affect the growth and profitability of our business. In addition, our loss and loss adjustment expense (“LAE”) reserves are based on our estimates, principally involving actuarial projections, at a given time, of what we expect the ultimate settlement and administration of claims will cost based on facts and circumstances then known, predictions of future events, estimates of future trends in claims frequency and severity and judicial theories of liability, costs of repairs and replacement, legislative activity and other factors. Changes to the estimates may affect our profitability.

Reference is also made to Item 1A – “Risk Factors” on pages 16 to 27 and “Risks and Forward-Looking Statements” on page 74 of Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-K.

LINES OF BUSINESS

We underwrite commercial and personal property and casualty insurance coverage.

Commercial Lines

Our Commercial Lines segment accounted for $1.5 billion, or 48.8%, of consolidated segment revenues; $1.6 billion, or 52.0%, of net written premiums and $111.2 million, or 48.8%, of segment income before federal income taxes for the year ended December 31, 2010. The following table provides net written premiums by line of business for our Commercial Lines segment.

FOR THE YEAR ENDED DECEMBER 31, 2010 (In millions, except ratios)	GAAP Net Premiums Written	% of Total
Commercial multiple peril	$559.8	35.3%
Commercial automobile	246.1	15.5
Workers’ compensation	161.3	10.2
Inland marine	148.9	9.4
AIX program business	143.8	9.1
Bonds	89.4	5.6
Other	235.5	14.9

Total	$1,584.8	100.0%

We continue to develop our segmentation of Commercial Lines, including our specialty lines, which on average are expected to generate higher margins over time and enable us to deliver a more complete product portfolio to our agents and policyholders. In our specialty lines, including our program business, inland marine and bond lines, net written premiums grew by over $100 million in 2010 and now accounts for approximately one-third of our Commercial Lines net premiums written. Growth in our specialty lines continues to be a significant part of our strategy. Our ongoing focus to expand our product offerings in our specialized businesses is evidenced by our acquisitions.

In December 2009, we entered into a renewal rights agreement with OneBeacon, further strengthening our competitive position and advancing our expansion efforts in the western states. Through the agreement, we acquired access to a portion of OneBeacon’s small and middle market commercial business at renewal, a significant portion of which is consistent with our current industry specific programs and middle market niches. Additionally, the transaction allowed for the development of new segment, niche and industry-specific program business. On January 1, 2010, we began renewing these policies through a reinsurance arrangement with OneBeacon. These policies were underwritten on OneBeacon policy forms and using OneBeacon systems, but were based on our underwriting and pricing guidelines. During the second quarter of 2010, we began converting a portion of renewals to our policy forms. We expect this conversion process to continue until late 2011. As a result of this transaction, our net written premiums grew by approximately $300 million in 2010, split approximately 57% commercial multiple peril, 18% commercial automobile, 14% workers’ compensation and 11% other commercial lines.

Over the past four years, we have acquired several specialized businesses, including Professionals Direct, Inc. (“PDI”), which we market as Hanover Professionals, a professional liability insurance carrier for small to medium-sized legal practices; Verlan Holdings, Inc. (“Verlan”), which we market as Hanover Specialty Industrial, a property insurer of small and medium-sized chemical, paint, solvent and other manufacturing and distribution companies; and AIX Holdings, Inc. (“AIX”), a specialty property and casualty insurance carrier that focuses on underwriting and managing program business.

In January 2010, we acquired Benchmark Professional Insurance Services, Inc. (“Benchmark”), which we market as Hanover Professionals, a provider of insurance solutions to the design professionals industry, including architects and engineers. In March 2010, we acquired Campania Holding Company, Inc. (“Campania”), which we market as Hanover Healthcare, a provider of insurance solutions for selected portions of the healthcare industry, including durable medical equipment suppliers, behavioral health specialists, eldercare providers, and podiatrists. Most recently, in July 2010, we entered into a renewal rights agreement with the Insurance Company of the West (“ICW”) that is expected to build our surety capabilities in our western expansion states.

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

We also have made a number of enhancements to our core products and technology platforms that are intended to drive more total account placements in our small commercial business, which we believe will enhance margins. Our focus continues to be on improving and expanding our partnerships with a limited number of agents.

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

Commercial automobile coverage insures businesses against losses incurred from personal bodily injury, bodily injury to third parties, property damage to an insured’s vehicle, and property damage to other vehicles and property.

Workers’ compensation coverage insures employers against employee medical and indemnity claims resulting from injuries related to work. Workers’ compensation policies are often written in conjunction with other commercial policies.

Other commercial lines is comprised of inland marine, which insures businesses against physical losses to property, such as contractor’s equipment, builders’ risk and goods in transit. We also offer, through AIX, underwriting and managing of program business, including to under-served markets where there are specialty coverage or risk management needs. Other commercial lines also includes bonds, which provides businesses with contract surety coverage in the event of performance or payment claims, and commercial surety coverage related to fiduciary or regulatory obligations. Also included in other commercial lines coverages are umbrella, general liability, fire, specialty property, and professional and management liability.

Personal Lines

Our Personal Lines segment accounted for $1.6 billion, or 50.7%, of consolidated segment revenues; $1.5 billion, or 48.0%, of net written premiums and $113.0 million, or 49.6%, of segment income before federal income taxes for the year ended December 31, 2010. The following table provides net written premiums by line of business for our Personal Lines segment.

FOR THE YEAR ENDED DECEMBER 31, 2010 (In millions, except ratios)	GAAP Net Premiums Written	% of Total
Personal automobile	$935.1	63.9%
Homeowners	485.5	33.2
Other	42.3	2.9

Total	$1,462.9	100.0%

In our Personal Lines business, the market continues to be very competitive, with continued pressure on agents from direct writers, as well as from the increased usage of real time comparative rating tools. We maintain our focus on partnering with high quality, value added agencies that stress the importance of account rounding (the conversion of single policy customers to accounts with multiple policies and/or additional coverages), and consultative selling. We are focused on making investments that are intended to help us maintain profitability, build a distinctive position in the market, and provide us with profitable growth opportunities. We continue to refine our products and to work closely with these high potential agents to increase the percentage of business they place with us and to ensure that it is consistent with our preferred mix of business. Additionally, we remain focused on further diversifying our state mix beyond our four core states of Michigan, Massachusetts, New York and New Jersey. During 2010, we wrote 65.4% of our Personal Lines business in these four core states compared to 77.5% during 2005. We expect these efforts to contribute to improved profitability and retention in our Personal Lines segment over time.

Products

Personal Lines coverages include:

Personal automobile coverage insures individuals against losses incurred from personal bodily injury, bodily injury to third parties, property damage to an insured’s vehicle, and property damage to other vehicles and other property. The majority of our new personal automobile business and approximately 60% of our personal automobile policies-in-force were written through Connections® Auto, our multivariate automobile product. Connections Auto utilizes a multivariate rating application which calculates rates based upon the magnitude and correlation of multiple risk factors and is intended to improve both our and our agents’ competitiveness in our target market segments by offering policies that are more appropriately priced to be commensurate with the underlying risks.

Homeowners coverage insures individuals for losses to their residences and personal property, such as those caused by fire, wind, hail, water damage (except for flooding), theft and vandalism, and against third party liability claims. Our homeowners product, Connections® Home, is available in seventeen states. It is intended to improve our competitiveness for total account business by making it easier and more efficient for our agents to write business with us and by providing more comprehensive coverage options for policyholders. In addition, in fifteen states we have introduced a more sophisticated, multivariate pricing approach to our homeowners product which is designed to better align rates with the underlying risk of each customer. We plan to continue to roll out this improved price segmentation to our remaining states.

Other personal lines are comprised of personal inland marine (jewelry, art, etc.), umbrella, fire, personal watercraft, earthquake and other miscellaneous coverages.

Other Property and Casualty

The Other Property and Casualty segment consists of: Opus, which provides investment advisory services to affiliates and also manages approximately $1.4 billion of assets for unaffiliated institutions such as insurance companies, retirement plans and foundations; earnings on holding company assets; and voluntary pools business in which we have not actively participated since 1999. See also “Voluntary Pools” on page 10 of this Form 10-K.

MARKETING AND DISTRIBUTION

Our Property and Casualty group’s structure allows us to maintain a strong focus on local markets and the flexibility to respond to specific market conditions while achieving operational effectiveness. During 2010, we wrote 23.6% of our business in Michigan and 10.3% in Massachusetts. Our structure is a key factor in the establishment and maintenance of productive, long-term relationships with mid-sized, well-established independent agencies. We maintain thirty-one local branch sales and underwriting offices and maintain a presence in twenty-seven states, reflecting our strong regional focus. Processing support for these locations is provided from Worcester, Massachusetts; Howell, Michigan; Atlanta, Georgia; Salem, Virginia; and Buffalo, New York. Corporate functions are centralized in our headquarters in Worcester, Massachusetts.

Independent agents account for substantially all of the sales of our property and casualty products. Agencies are appointed based on profitability, track record, financial stability, professionalism, and business strategy. Once appointed, we monitor each agency’s performance and, in accordance with applicable legal and regulatory requirements, take actions as necessary to change these business relationships, such as discontinuing the authority of the agent to underwrite certain products or revising commissions or bonus opportunities. We compensate agents primarily through base commissions and bonus plans that are tied to an agency’s written premium, growth and profitability.

We are licensed to sell property and casualty insurance in all fifty states in the United States, as well as in the District of Columbia. We actively market Commercial Lines policies in 36 states and Personal Lines policies in 19 states. The following table provides our top commercial and personal geographical markets based on total net written premium in the state in 2010.

	Commercial Lines		Personal Lines		Total
FOR THE YEAR ENDED DECEMBER 31, 2010 (In millions, except ratios)	GAAP Net Premiums Written	% of Total	GAAP Net Premiums Written	% of Total	GAAP Net Premiums Written	% of Total
Michigan	$131.3	8.3%	$588.4	40.2%	$719.7	23.6%
Massachusetts	135.2	8.5	179.6	12.3	314.8	10.3
New York	186.1	11.7	107.4	7.3	293.5	9.6
New Jersey	97.0	6.1	81.6	5.6	178.6	5.9
California	140.8	8.9	—	—	140.8	4.6
Illinois	64.8	4.1	48.8	3.3	113.6	3.7
Florida	82.0	5.2	30.7	2.1	112.7	3.7
Connecticut	45.5	2.9	59.9	4.1	105.4	3.5
Maine	65.3	4.1	33.4	2.3	98.7	3.3
Virginia	47.6	3.0	34.2	2.3	81.8	2.7
Georgia	42.5	2.7	38.9	2.7	81.4	2.7
Texas	80.6	5.1	—	—	80.6	2.6
Louisiana	30.6	1.9	50.0	3.4	80.6	2.6
Oklahoma	27.1	1.7	41.9	2.9	69.0	2.3
Indiana	32.9	2.1	35.4	2.4	68.3	2.2
New Hampshire	33.1	2.1	28.5	1.9	61.6	2.0
Tennessee	27.0	1.7	30.8	2.1	57.8	1.9
Other	315.4	19.9	73.4	5.1	388.8	12.8

Total	$1,584.8	100.0%	$1,462.9	100.0%	$3,047.7	100.0%

We manage our Commercial Lines portfolio, which includes our core and specialty businesses, with a focus on growth from the most profitable industry segments within our underwriting expertise, which varies by line of business and geography. Our core business is composed of several coordinated commercial lines of business, including small and middle market accounts, which include segmented businesses and niches and certain large accounts. Approximately 87% of core Commercial Lines direct written premium is comprised of small and mid-sized accounts; such business is approximately evenly split between small accounts having less than $25,000 in premium and first-tier middle market accounts, those with premium between $25,000 and $200,000. Additionally, we have multiple specialty lines of business, which consist of program business, inland marine, surety and bonds, professional liability, healthcare, specialty property and management liability. The Commercial Lines segment seeks to maintain strong agency relationships as a strategy to secure and retain our agents’ best business. The quality of business written is monitored through an ongoing quality review program, accountability for which is shared at the local, regional and corporate levels.

We sponsor local and national agent advisory councils to gain the benefit of our agents’ insight and enhance our relationships. These councils provide feedback, input on the development of products and services, guidance on marketing efforts, support for our strategies, and assist us in enhancing our local market presence.

We manage Personal Lines business with a focus on acquiring and retaining quality accounts. More than 52% of our Personal Lines net written premium is generated in the combined states of Michigan and Massachusetts. In Michigan, according to SNL Financial, based upon direct written premium for 2009, we ranked 4th in the state for Personal Lines business, with approximately 8% of the state’s total market. Approximately 63% of our Michigan Personal Lines business is in the personal automobile line and 35% is in the homeowners line. Michigan business represents approximately 40% of our total personal automobile net written premium and 42% of our total homeowners net written premium. In Michigan, we are a principal provider with many of our agencies, averaging over $1.2 million of total direct written premium per agency in 2010.

Approximately 70% of our Massachusetts Personal Lines business is in the personal automobile line and 26% is in the homeowners line. Massachusetts business represents approximately 13% of our total personal automobile net written premium and approximately 10% of our total homeowners net written premium.

With respect to our Other Property and Casualty segment business, we market our investment advisory services directly through Opus.

PRICING AND COMPETITION

We seek to achieve targeted combined ratios in each of our product lines. Our targets vary by product and geography and change with market conditions. The targeted combined ratios reflect competitive market conditions, investment yield expectations, our loss payout patterns, and target returns on equity. This strategy is intended to enable us to achieve measured growth and consistent profitability. In addition, we seek to utilize our knowledge of local markets to achieve superior underwriting results. We rely on market information provided by our local agents and on the knowledge of our staff in the local branch offices. Since we maintain a strong regional focus and a significant market share in a number of states, we can apply our knowledge and experience in making underwriting and rate setting decisions. Also, we seek to gather objective and verifiable information at a policy level during the underwriting process, such as past driving records and, where permitted, credit histories.

The property and casualty industry is a very competitive market. Our competitors include national, regional and local companies that sell insurance through various distribution channels, including independent agencies, captive agency forces and direct to consumers through the internet or otherwise. We market primarily through independent agents and compete for business on the basis of product, price, agency and customer service, local relationships and ratings, and effective claims handling, among other things. We believe that our emphasis on maintaining strong agency relationships and a local presence in our markets, coupled with investments in products, operating efficiency, technology and effective claims handling will enable us to compete effectively. Our broad product offerings in Commercial Lines and total account strategy in Personal Lines are instrumental to our strategy to capitalize on these relationships. Our Property and Casualty group is not dependent on a single customer or even a few customers, for which the loss of any one or more would have an adverse effect upon the group’s insurance operation.

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

CATASTROPHES

We are subject to claims arising out of catastrophes, which may have a significant impact on our results of operations and financial condition. We may experience catastrophe losses in the future, which could have a material adverse impact on us. Catastrophes can be caused by various events, including snow, ice storm, hurricane, earthquake, tornado, wind, hail, terrorism, fire, explosion, or other extraordinary events. The incidence and severity of catastrophes are inherently unpredictable. We manage our catastrophe risks through underwriting procedures, including the use of deductibles and specific exclusions for floods and earthquakes, as allowed, and other factors, through geographic exposure management and through reinsurance programs. The catastrophe reinsurance program is structured to protect us on a per-occurrence basis. We monitor geographic location and coverage concentrations in order to manage corporate exposure to catastrophic events. Although catastrophes can cause losses in a variety of property and casualty lines, homeowners and commercial multiple peril property coverages have, in the past, generated the majority of catastrophe-related claims.

TERRORISM

Private sector catastrophe reinsurance is limited and generally unavailable for losses attributed to acts of terrorism, particularly those involving nuclear, biological, chemical and/or radiological events. As a result, our primary reinsurance protection against large-scale terrorist attacks is presently provided through a Federal program that provides compensation for insured losses resulting from acts of terrorism. Additionally, we are reinsured for certain terrorism related losses within existing Catastrophe, Property per Risk and Casualty Excess of Loss corporate treaties (see Reinsurance - on pages 13 to 15 of this Form 10-K).

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

In accordance with the current Program, we offer policyholders in specific lines of insurance the option to elect terrorism coverage. In order for a loss to be covered under the Program, the loss must meet aggregate industry loss minimums and must be the result of an act of terrorism as certified by the Secretary of the Treasury. The current Program requires us to retain 15% of any claims from a certified terrorist event in excess of our federally mandated deductible. Our deductible represents 20% of direct earned premium for the covered lines of business of the prior year. In 2010, the deductible was $184.4 million, which represents 10.6% of year-end 2009 statutory policyholder surplus, and is estimated to be $204.1 million in 2011, representing 11.7% of 2010 year-end statutory policyholder surplus. We may reinsure our retention and deductible under the Program, although at this time, we have not purchased additional specific terrorism-only reinsurance coverage.

Given the unpredictable nature of the frequency and severity of terrorism losses, future losses from acts of terrorism could be material to our operating results, financial position, and/or liquidity in the future. We manage our exposures on an individual line of business basis and in the aggregate by zip code.

REGULATION

Our property and casualty insurance subsidiaries are subject to extensive regulation in the various states in which they transact business and are supervised by the individual state insurance departments. Numerous aspects of our business are subject to regulatory requirements, including premium rates, mandatory risks that must be covered, limitations on the ability to non-renew or reject business, prohibited exclusions, licensing of agents, investments, restrictions on the size of risks that may be insured under a single policy, reserves and provisions for unearned premiums, losses and other obligations, deposits of securities for the benefit of policyholders, policy forms and coverages, advertising, and other conduct, including restrictions on the use of credit information and other factors in underwriting, as well as other underwriting and claims practices. States also regulate various aspects of the contractual relationships between insurers and independent agents.

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

Over the past several years, other state-sponsored insurers, reinsurers or involuntary pools have increased significantly, particularly those states which have Atlantic or Gulf Coast storm exposures. As a result, the potential assessment exposure of insurers doing business in such states and the attendant collection risks have increased, particularly, in our case, in the states of Massachusetts, Louisiana and Florida. Such actions and related regulatory restrictions may limit our ability to reduce our potential exposure to hurricane related losses. At this time, we are unable to predict the likelihood or impact of any such potential assessments or other actions.

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

The insurance laws of many states generally provide that property and casualty insurers doing business in those states be subject to statutory property and casualty guaranty funds. The purpose of these guaranty funds is to protect policyholders by requiring that solvent property and casualty insurers pay insurance claims of insolvent insurers. These guaranty associations generally pay these claims by assessing solvent insurers proportionately based on the insurer’s share of voluntary written premium in the state.

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

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Financial Reform Act”) was enacted. The Financial Reform Act includes a provision to establish a Federal Insurance Office with the primary purpose of collecting information to better understand insurance issues at the federal level and to monitor the extent to which traditional underserved communities and consumers, minorities and low and moderate income persons have access to affordable insurance products. The Financial Reform Act also contains provisions affecting financial institutions, credit rating agencies and other commercial and consumer businesses.

See also “Contingencies and Regulatory Matters” on pages 72 to 74 in Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

INVOLUNTARY RESIDUAL MARKETS

As a condition of our license to write business in various states, we are required to participate in mandatory property and casualty residual market mechanisms which provide various insurance coverages where such coverage may not otherwise be available at rates which are deemed reasonable. Such mechanisms provide coverage primarily for commercial and personal property, commercial and personal automobile, and workers’ compensation, and include assigned risk plans, reinsurance facilities and involuntary pools, joint underwriting associations, fair access to insurance requirements (“FAIR”) plans, and commercial automobile insurance plans. For example, since most states compel the purchase of a minimal level of automobile liability insurance, states have developed shared market mechanisms to provide the required coverages and in many cases, optional coverages, to those drivers who, because of their driving records or other factors, cannot find insurers who will insure them voluntarily. Also, FAIR plans and other similar property insurance shared market mechanisms increase the availability of property insurance in circumstances where homeowners are unable to obtain insurance at rates deemed reasonable, such as in coastal areas or in areas subject to other hazards.

Our participation in such shared markets or pooling mechanisms is generally proportional to our direct writings for the type of coverage written by the specific pooling mechanism in the applicable state. We experienced underwriting losses from participation in these mandatory residual market mechanisms of $12.9 million and $11.5 million in 2010 and 2008, respectively, compared to underwriting gains of $2.3 million in 2009. The underwriting loss in 2010 was primarily attributed to our mandatory participation in the Michigan Assigned Claims (“MAC”) facility. MAC is an assigned claim plan covering people injured in uninsured motor vehicle accidents. Our participation in the MAC facility is based on our share of personal and commercial automobile direct written premium in the state and resulted in underwriting losses of $10.1 million, $10.1 million and $ 11.2 million in 2010, 2009 and 2008, respectively. Our 2010 underwriting loss also includes unfavorable experience of $3.1 million in our workers’ compensation pools. For 2009, the loss attributed to the MAC facility was offset by favorable development from the runoff of the Massachusetts Commonwealth Automobile Reinsures (“CAR”) facility of $9.4 million and gains in other state mandated residual market mechanisms of $3.0 million. Other than the MAC and CAR facilities and workers’ compensation pools, mandatory residual market mechanisms were not significant to our 2010, 2009 or 2008 results of operations. With respect to FAIR plans and other similar property insurance shared market mechanisms that have experienced increased exposures in recent years due to the growing residual market for coastal property, it is difficult to accurately estimate our potential financial exposure for future events. A large coastal event, particularly affecting Louisiana, Massachusetts, Florida, New York or New Jersey, would likely be material to our results of operations.

The Michigan Catastrophic Claims Association (“MCCA”) is a reinsurance mechanism that covers no-fault first party medical losses of retentions in excess of $480,000. All automobile insurers doing business in Michigan are required to participate in the MCCA. Insurers are reimbursed for their covered losses in excess of this threshold, which increased from $460,000 to $480,000 on July 1, 2010, and will increase to $500,000 in 2011. Funding for MCCA comes from assessments against automobile insurers based upon their share of insured automobiles in the state. Insurers are allowed to pass along this cost to Michigan automobile policyholders. At December 31, 2010, the MCCA was the only reinsurer or reinsurance facility that represented 10% or more of our total reinsurance assets. At December 31, 2010 and 2009, we had estimated reinsurance recoverables on paid and unpaid losses from the MCCA of $730.0 million and $652.8 million, respectively. We believe that we are unlikely to incur any material loss as a result of non-payment of amounts owed to us by MCCA, because (i) the payment obligations of the MCCA are extended over many years, resulting in relatively small current payment obligations in terms of MCCA’s total assets, (ii) the MCCA is supported by assessments permitted by statute, and (iii) we have not historically incurred losses as a result of non-payment of MCCA claims. Reference is made to Note 16 – “Reinsurance”, on pages 120 and 121 and Note 19 – “Commitments and Contingencies”, on pages 123 to 125 of the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K.

VOLUNTARY POOLS

We have terminated our participation in virtually all voluntary pool business; however, we continue to be subject to claims related to years in which we were a participant. The most significant of these pools is a voluntary excess and casualty reinsurance pool known as the Excess and Casualty Reinsurance Association (“ECRA”), in which we were a participant from 1950 to 1982. In 1982, the pool was dissolved and since that time the business has been in runoff. Our participation in this pool has resulted in average paid losses of approximately $2 million annually over the past ten years. Because of the inherent uncertainty regarding the types of claims in this pool, there can be no assurance that the reserves will be sufficient. Loss and LAE reserves for our voluntary pools were $41.1 million and $52.9 million at December 31, 2010 and 2009, respectively, including $31.7 million and $39.8 million at December 31, 2010 and 2009, respectively, related to ECRA. Excluding the ECRA pool, the average annual paid losses and reserve balances at December 31, 2010 for other voluntary pools were not individually significant.

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

DECEMBER 31	2010	2009	2008
(In millions)
Statutory reserve for losses and LAE	$2,285.3	$2,218.3	$2,211.0
GAAP adjustments:
Reinsurance recoverable on unpaid losses	1,115.5	1,060.2	988.2
Reserves of discontinued operations(1)	(125.1)	(127.5)	—
Other	0.1	1.1	2.1

GAAP reserve for losses and LAE	$3,275.8	$3,152.1	$3,201.3

(1)	Reserves on discontinued operations are included in liabilities of discontinued operations for GAAP and loss and loss adjustment expenses for Statutory.

ANALYSIS OF LOSSES AND LOSS ADJUSTMENT EXPENSES RESERVE DEVELOPMENT

The following table sets forth the development of our GAAP reserves (net of reinsurance recoverables) for unpaid losses and LAE from 2000 through 2010:

DECEMBER 31	2010	2009	2008	2007	2006	2005	2004	2003	2002	2001	2000
(In millions)
Net reserve for losses and LAE(1)	$2,160.3	$2,091.9	$2,213.1	$2,225.3	$2,274.4	$2,351.1	$2,161.5	$2,078.9	$2,083.8	$2,056.9	$1,902.2
Cumulative amount paid as of(2):
One year later	—	738.6	788.5	711.1	689.9	729.5	622.0	658.3	784.5	763.6	780.3
Two years later	—	—	1,126.8	1,050.5	1,061.8	1,121.9	967.0	995.4	1,131.7	1,213.6	1,180.1
Three years later	—	—	—	1,222.7	1,268.4	1,368.3	1,175.4	1,217.1	1,339.5	1,423.9	1,458.3
Four years later	—	—	—	—	1,364.7	1,499.6	1,312.9	1,351.6	1,478.9	1,551.5	1,567.8
Five years later	—	—	—	—	—	1,555.7	1,384.4	1,436.5	1,566.8	1,636.9	1,636.9
Six years later	—	—	—	—	—	—	1,416.2	1,486.5	1,629.3	1,696.3	1,689.0
Seven years later	—	—	—	—	—	—	—	1,508.9	1,668.9	1,742.3	1,731.0
Eight years later	—	—	—	—	—	—	—	—	1,685.7	1,773.6	1,768.5
Nine years later	—	—	—	—	—	—	—	—	—	1,785.8	1,793.6
Ten years later	—	—	—	—	—	—	—	—	—	—	1,802.6
Net reserve re-estimated as of(3):
End of year	2,160.3	2,091.9	2,213.1	2,225.3	2,274.4	2,351.1	2,161.5	2,078.9	2,083.8	2,056.9	1,902.2
One year later	—	1,980.8	2,057.8	2,073.7	2,138.0	2,271.1	2,082.0	2,064.4	2,124.2	2,063.3	2,010.8
Two years later	—	—	1,971.5	1,863.8	2,008.9	2,155.8	1,989.6	2,017.4	2,115.3	2,122.5	2,028.2
Three years later	—	—	—	1,791.8	1,850.6	2,072.0	1,899.6	1,971.5	2,093.9	2,124.3	2,066.6
Four years later	—	—	—	—	1,808.8	1,962.3	1,853.2	1,917.3	2,074.0	2,121.6	2,071.1
Five years later	—	—	—	—	—	1,933.4	1,776.0	1,896.1	2,041.6	2,121.7	2,078.3
Six years later	—	—	—	—	—	—	1,756.4	1,828.1	2,034.9	2,103.2	2,084.1
Seven years later	—	—	—	—	—	—	—	1,815.2	1,978.9	2,100.6	2,074.8
Eight years later	—	—	—	—	—	—	—	—	1,968.0	2,050.9	2,076.8
Nine years later	—	—	—	—	—	—	—	—	—	2,043.4	2,033.4
Ten years later	—	—	—	—	—	—	—	—	—	—	2,030.8

Redundancy (deficiency), net (4)	$—	$111.1	$241.6	$433.5	$465.6	$417.7	$405.1	$263.7	$115.8	$13.5	$(128.6)

(1)	Sets forth the estimated net liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years; represents the estimated amount of net losses and LAE for claims arising in the current and all prior years that are unpaid at the balance sheet date, including incurred but not reported (“IBNR”) reserves.
(2)	Cumulative loss and LAE payments made in succeeding years for losses incurred prior to the balance sheet date.
(3)	Re-estimated amount of the previously recorded liability based on experience for each succeeding year; increased or decreased as payments are made and more information becomes known about the severity of remaining unpaid claims.
(4)	Cumulative redundancy or deficiency at December 31, 2010 of the net reserve amounts shown on the top line of the corresponding column. A redundancy in reserves means the reserves established in prior years exceeded actual losses and LAE or were re-evaluated at less than the original reserved amount. A deficiency in reserves means the reserves established in prior years were less than actual losses and LAE or were re-evaluated at more than the original reserved amount.

The following table sets forth the development of gross reserve for unpaid losses and LAE from 2001 through 2010:

DECEMBER 31	2010	2009	2008	2007	2006	2005	2004	2003	2002	2001
(In millions)
Reserve for losses and LAE:
Gross liability	$3,275.8	$3,152.1	$3,201.3	$3,165.8	$3,163.9	$3,458.7	$3,068.6	$3,018.9	$2,961.7	$2,921.5
Reinsurance recoverable	1,115.5	1,060.2	988.2	940.5	889.5	1,107.6	907.1	940.0	877.9	864.6
Net liability	$2,160.3	$2,091.9	$2,213.1	$2,225.3	$2,274.4	$2,351.1	$2,161.5	$2,078.9	$2,083.8	$2,056.9
One year later:
Gross re-estimated liability		$3,129.6	$3,116.2	$3,037.1	$3,047.0	$3,409.9	$3,005.9	$2,972.2	$3,118.6	$2,926.4
Re-estimated recoverable		1,148.8	1,058.4	963.4	909.0	1,138.8	923.9	907.8	994.4	863.1
Net re-estimated liability		$1,980.8	$2,057.8	$2,073.7	$2,138.0	$2,271.1	$2,082.0	$2,064.4	$2,124.2	$2,063.3
Two years later:
Gross re-estimated liability			$3,112.1	$2,901.9	$2,960.5	$3,334.1	$2,941.5	$2,970.7	$3,113.5	$3,118.9
Re-estimated recoverable			1,140.6	1,038.1	951.6	1,178.3	951.9	953.3	998.2	996.4
Net re-estimated liability			$1,971.5	$1,863.8	$2,008.9	$2,155.8	$1,989.6	$2,017.4	$2,115.3	$2,122.5
Three years later:
Gross re-estimated liability				$2,919.6	$2,871.1	$3,288.8	$2,897.7	$2,951.0	$3,129.4	$3,146.6
Re-estimated recoverable				1,127.8	1,020.5	1,216.8	998.1	979.5	1,035.5	1,022.3
Net re-estimated liability				$1,791.8	$1,850.6	$2,072.0	$1,899.6	$1,971.5	$2,093.9	$2,124.3
Four years later:
Gross re-estimated liability					$2,917.5	$3,254.7	$2,886.8	$2,935.1	$3,128.6	$3,178.8
Re-estimated recoverable					1,108.7	1,292.4	1,033.6	1,017.8	1,054.6	1,057.2
Net re-estimated liability					$1,808.8	$1,962.3	$1,853.2	$1,917.3	$2,074.0	$2,121.6
Five years later:
Gross re-estimated liability						$3,306.8	$2,878.0	$2,946.1	$3,134.4	$3,197.0
Re-estimated recoverable						1,373.4	1,102.0	1,050.0	1,092.8	1,075.3
Net re-estimated liability						$1,933.4	$1,776.0	$1,896.1	$2,041.6	$2,121.7
Six years later:
Gross re-estimated liability							$2,934.9	$2,940.7	$3,163.9	$3,213.9
Re-estimated recoverable							1,178.5	1,112.6	1,129.0	1,110.7
Net re-estimated liability							$1,756.4	$1,828.1	$2,034.9	$2,103.2
Seven years later:
Gross re-estimated liability								$2,994.1	$3,168.3	$3,259.3
Re-estimated recoverable								1,178.9	1,189.4	1,158.7
Net re-estimated liability								$1,815.2	$1,978.9	$2,100.6
Eight years later:
Gross re-estimated liability									$3,216.7	$3,265.6
Re-estimated recoverable									1,248.7	1,214.7
Net re-estimated liability									$1,968.0	$2,050.9
Nine years later:
Gross re-estimated liability										$3,306.6
Re-estimated recoverable										1,263.2
Net re-estimated liability										$2,043.4

Reinsurance

We maintain a reinsurance program designed to protect against large or unusual loss and LAE activity. We utilize a variety of reinsurance agreements, which are intended to control our exposure to large property and casualty losses, stabilize earnings and protect capital resources, including facultative reinsurance, excess of loss reinsurance and catastrophe reinsurance. Catastrophe reinsurance serves to protect us, as the ceding insurer, from significant losses arising from a single event such as snow, ice storm, hurricane, earthquake, tornado, wind, hail, terrorism, fire, explosion, or other extraordinary events. We determine the appropriate amount of reinsurance based upon our evaluation of the risks insured, exposure analyses prepared by consultants and on market conditions, including the availability and pricing of reinsurance.

We cede to reinsurers a portion of our risk based upon insurance policies subject to such reinsurance. Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to us. We believe that the terms of our reinsurance contracts are consistent with industry practice in that they contain standard terms with respect to lines of business covered, limit and retention, arbitration and occurrence. We believe our reinsurers are financially sound, based upon our ongoing review of their financial statements, financial strength ratings assigned to them by rating agencies, their reputations in the reinsurance marketplace, our collections history with our reinsurers, and the analysis and guidance of our reinsurance advisors.

As described under “Terrorism” above, although we exclude coverage of nuclear, chemical or biological events from the personal and commercial policies we write, we are required under TRIPRA to offer this coverage in our workers’ compensation policies. We have reinsurance coverage under our casualty reinsurance treaty for losses that result from nuclear, chemical or biological events of approximately $30 million. All other treaties exclude such coverage. Further, under TRIPRA, our retention of losses in 2011 from such events, if deemed certified terrorist events, is limited to 15% of losses in excess of an approximate $204 million deductible, up to a combined annual aggregate limit for the federal government and all insurers of $100 billion. There can be no assurance that such events would not be material to our financial position or results of operations.

As described above under “Involuntary Residual Markets”, we are subject to concentration of risk with respect to reinsurance ceded to various mandatory residual market mechanisms.

Reference is made to Note 16 – “Reinsurance” on pages 120 and 121 of the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K. Reference is also made to “Involuntary Residual Markets”, and “Voluntary Pools” on pages 9 and 10 of this Form 10-K.

Our 2011 reinsurance program is substantially consistent with our 2010 program. The following table summarizes significant components of both our 2010 and 2011 reinsurance programs (excluding coverage available under the federal terrorism reinsurance program which is described under “Terrorism” above).

(in millions)
Treaty	Loss Amount	Loss Retention		Reinsurance Coverage, Including Non-Certified Terrorism(1)		Certified Terrorism Coverage (as defined by TRIPRA)(1)
Property catastrophe occurrence treaty (2), (3), (4)
All perils, per occurrence	< $150.0 $150.0 to $250.0 $250.0 to $700.0 $700.0 to $1,000.0 > $1,000.0	100 43 NA NA 100	% % %	NA 57 100 100 NA	% % %	NA 57%; Personal Lines only 100%; Personal Lines only 100%; Personal Lines only NA
Commercial property excess of loss treaty (5)
All perils, per occurrence, excludes NOAA named storms	< $10.0 $10.0 to $50.0 > $50.0	100 NA 100	% %	NA 100 NA	%	NA NA NA
Property per risk treaty (2), (4), (6)
All perils, including commercial marine, per risk	< $2.0 $2.0 to $5.0 $5.0 to $100.0 > $100.0	100 NA NA 100	% %	NA 100 100 N/A	% %	NA 100% 100% NA
Casualty reinsurance (4), (7)
Each loss, per occurrence for general liability, automobile liability, workers’ compensation and umbrella	< $2.0 $2.0 to $5.0 $5.0 to $10.0 $10.0 to $30.0 > $30.0	100 25 NA NA 100	% % %	NA 75 100 100 NA	% % %	NA subject to $10M annual aggregate limit subject to $5M annual aggregate limit subject to $20M annual aggregate limit NA
Surety/fidelity bond reinsurance (2), (3)
Excess of loss treaty on bond business	< $5.0 $5.0 to $10.0 $10.0 to $20.0 $20.0 to $35.0 > $35.0	100 32.5 15 11 100	% % % % %	NA 67.5 85 89 NA	% % %	NA NA NA NA NA
Professional liability reinsurance(8)
Lawyers , miscellaneous professional and technology errors and omissions	< $1.0 $1.0 to $10.0 > $10.0	100 10 100	% % %	NA 90 NA	%	NA NA NA
Management liability reinsurance
Management liability and employment practices liability	< $1.0 $1.0 to $5.0 > $5.0	100 10 100	% % %	NA 90 NA	%	NA NA NA

NA – Not applicable

(1)	This table does not illustrate coverage available under the federal terrorism reinsurance program, but reinsurers typically define coverage for terrorist events based upon whenever such event is “certified” or “non-certified”.
(2)

The property per risk and surety/fidelity bond treaties have annual effective dates of July 1st. Additionally, our property catastrophe insurance treaty coverage of $300 million in excess of $700 million also has a July 1st effective date. All other treaties have January 1st annual effective dates.

(3)	Effective July 1, 2010, for a twelve month term, we renewed our property catastrophe occurrence treaty for those coverages in excess of $700 million. For our $200 million excess of $700 million property catastrophe coverage layer, we previously retained 50% of the losses associated with this layer. Beginning on July 1, 2010, 100% of losses in this layer will be covered by reinsurance. Also, effective July 1, 2010, for a twelve month term, we purchased an additional $100 million excess of $900 million property catastrophe coverage layer. Both of these layers only provide coverage for perils in the Northeast. For our surety/fidelity bond reinsurance coverage, effective July 1, 2010, we increased our retention related to the $5.0 million coverage in excess of $5.0 million from 8% to 32.5% and increased the retention related to the $25 million in excess of $10.0 million from 5% to 11% to 15%.
(4)	In addition to certain layers of coverage from our reinsurance programs as described in this table, the AIX reinsurance program also includes surplus share, quota share, excess of loss, facultative and other forms of reinsurance that cover the writings from AIX specialty and proprietary programs. There are approximately 40 different AIX programs and the reinsurance program is customized to fit the exposure profile of each program.
(5)	The commercial property excess of loss agreement reinsures commercial properties which have at least one location with multiple buildings covered by our policy. This agreement excludes catastrophe losses resulting from named storms as defined by the National Oceanic and Atmospheric Administration (“NOAA”). These “Named Storms” are excluded since losses from such storms are usually covered under property catastrophe occurrence treaties.
(6)	The property per risk treaty $2 million to $5 million layer is subject to a $6 million annual aggregate deductible.

(7)	Coverage between $10 million and $30 million under this agreement is clash reinsurance. Clash reinsurance is a type of excess of loss reinsurance in which an insurance company is reinsured in the event there is a casualty loss affecting two or more of its insureds. Umbrella is covered under our casualty reinsurance treaty subject to separate limits as defined. Umbrella and casualty lines share coverage at the $2 million to $10 million layers with the maximum umbrella limit subject to the casualty treaty of $5 million. There is also a separate layer that provides umbrella coverage of $15 million excess of $5 million per occurrence.
(8)	Effective January 1, 2011, Hanover Healthcare will be covered by a separate excess of loss treaty with coverage between $0.5 million and $2 million. Effective April 1, 2011, business from Benchmark will be included in the Professional liability reinsurance treaty.

DISCONTINUED OPERATIONS

Our discontinued operations are segregated into three components: Discontinued FAFLIC Business, Discontinued Operations of our Variable Life Insurance and Annuity Business, and Discontinued Accident and Health Business.

Results from our Discontinued FAFLIC Business, which was sold to Commonwealth Annuity on January 2, 2009, reflect recoveries or expenses related to our indemnification obligations arising out of the sale to Commonwealth Annuity. Our Discontinued Operations of our Variable Life Insurance and Annuity business reflects the net costs and recoveries associated with the 2005 sale of this business and primarily includes recoveries of indemnification costs. Our Discontinued Accident and Health Business includes interests in approximately 26 accident and health reinsurance pools and arrangements that were assumed by Hanover Insurance coincident with the sale of the FAFLIC business. We ceased writing new premiums in this business in 1999, subject to certain contractual obligations. The reinsurance pool business consists primarily of direct and assumed medical stop loss, the medical and disability portions of workers’ compensation risks, small group managed care, long-term disability and long-term care pools, student accident and special risk business. Our total reserves for the assumed accident and health business were $129.7 million at December 31, 2010. The total amount recoverable from third party reinsurers was $6.8 million at December 31, 2010. Total net reserves were $122.9 million at December 31, 2010. We will continue to account for this business as Discontinued Operations.

Loss estimates associated with substantially all of this business are provided by managers of each pool. We adopt reserve estimates for this business that considers this information, expected returns on assets assigned to this business and other facts. We update these reserves as new information becomes available and further events occur that may affect the ultimate resolution of unsettled claims. We believe that the reserves recorded related to this business are adequate. However, since reserve and loss cost estimates related to our Discontinued Accident and Health Business are dependent on several assumptions, including, but not limited to, future health care costs, persistency of medical care inflation, investment performance, claims, particularly in the long-term care business, morbidity and mortality assumptions, and these assumptions can be impacted by technical developments and advancements in the medical field and other factors, there can be no assurance that the reserves established for this business will prove sufficient. Revisions to these reserves could have a material adverse effect on our results of operations for a particular quarterly or annual period or on our financial position.

Our discontinued operations, in total, generated a net gain of $1.6 million during 2010. Reference is made to “Segment Results – Discontinued Operations” on pages 52 to 53 of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Assets and liabilities related to our Discontinued Accident and Health Business are reflected as assets and liabilities of discontinued operations.

INVESTMENT PORTFOLIO

We held $5.4 billion of investment assets at December 31, 2010, including $119.8 million of assets in our Discontinued Accident and Health Business. Approximately 91% of our investment assets are comprised of fixed maturities, which includes both investment grade and below investment grade public and private debt securities. An additional 6% of our investment assets are comprised of cash and cash equivalents, while the remaining 3% includes equity securities, and other long-term investments. These investments are generally of high quality and our fixed maturities are broadly diversified across sectors of the fixed income market.

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

The majority of our assets are invested in the fixed income markets. Through fundamental research and credit analysis, our investment professionals seek to identify a portfolio of stable income producing higher quality U.S. government, municipal, corporate, residential and commercial mortgage-backed securities and asset-backed securities, as well as undervalued securities in the credit markets balanced by strong relative value characteristics. We have a general policy of diversifying investments both within and across major investment and industry sectors to mitigate credit and interest rate risk. We monitor the credit quality of our investments and our exposure to individual markets, borrowers, industries, sectors and, in the case of direct commercial mortgages and commercial mortgage-backed securities, property types and geographic locations.

Investments held by our insurance subsidiaries are subject to diversification requirements under state insurance laws. Our investment asset portfolio duration is approximately four and a half years and is generally maintained in the range of 1.5 to 3 times the duration of our insurance liabilities. We seek to maintain sufficient liquidity to support our cash flow requirements by monitoring the cash requirements associated with our insurance and corporate liabilities, laddering the maturities within the portfolio, closely monitoring our investment durations, holding high quality liquid public securities and managing the purchases and sales of assets.

Reference is made to “Investment Portfolio” on pages 55 to 60 of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

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

See “Rating Agencies” on page 74 in Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

EMPLOYEES

We have approximately 4,400 employees located throughout the United States as of December 31, 2010. We believe our relations with employees are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to “Directors and Executive Officers of the Registrant” in Part III, Item 10 on pages 128 to 129 of this Form 10-K.

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

ITEM 1A–RISK FACTORS

We wish to caution readers that the following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause our actual results and needs to differ materially from historical results and from those expressed in any forward-looking statements made from time to time by us on the basis of our then-current expectations. When used in this Form 10-K, the words “believes”, “anticipates”, “expects”, “projections”, “outlook”, “should”,” could”, “plan”, “guidance”, “likely”, “on track to”, “targeted” and similar expressions are intended to identify forward-looking statements. The businesses in which we engage are in rapidly changing and competitive markets and involve a high degree of risk and unpredictability. Accuracy with respect to forward-looking projections is difficult.

Our results may fluctuate as a result of cyclical or non-cyclical changes in the property and casualty insurance industry.

We generate most of our total revenues and earnings through our property and casualty insurance subsidiaries. The results of companies in the property and casualty insurance industry historically have been subject to significant fluctuations and uncertainties. Our profitability could be affected significantly by the following items:

•

increases in costs, particularly those occurring after the time our insurance products are priced and including construction, automobile repair, and medical and rehabilitation costs. This includes “cost shifting” from health insurers to casualty and liability insurers (whether as a result of an increasing number of injured parties without health insurance, coverage changes in health policies to make such coverage, in certain circumstances, secondary to other policies, the recent adoption of national healthcare legislation, lower reimbursement rates for the same procedure by health insurers or government-sponsored insurance, or the implementation of the Medicare Secondary Payer Act which requires reporting and imposes other requirements with respect to medical and related claims paid with respect to Medicare eligible individuals). As it relates to construction, there are often temporary increases in the cost of building supplies and construction labor after a significant event (for example, so called “demand surge” that causes the cost of labor, construction materials and other items to increase in a geographic area affected by a catastrophe);

•	competitive and regulatory pressures, which may affect the prices of our products and the nature of the risks covered;

•	volatile and unpredictable developments, including severe weather, catastrophes and terrorist actions;

•

legal, regulatory and socio-economic developments, such as new theories of insured and insurer liability and related claims and extra-contractual awards such as punitive damages, and increases in the size of jury awards or changes in state laws and regulations (such as changes in the thresholds affecting “no fault” liability or when non-economic damages are recoverable for bodily injury claims or coverage requirements);

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

The inherent uncertainties of estimating reserves are greater for certain types of property and casualty insurance lines. These include workers’ compensation, where a longer period of time may elapse before a definitive determination of ultimate liability may be made, environmental liability, where the technological, judicial and political climates involving these types of claims are changing, and various casualty coverages such as professional liability. There is also greater uncertainty in establishing reserves with respect to new business, particularly new business that is generated with respect to newly introduced product lines, such as our professional liability and healthcare lines, by newly appointed agents or in geographies where we have less experience in conducting business, such as in our Personal Lines “growth states” and the western states in Commercial Lines. In such cases, there is less historical experience or knowledge and less data upon which the actuaries can rely. Additionally, the introduction of new Commercial Lines products, including through recently acquired subsidiaries, and the development of new niche and specialty lines, presents new risks. Certain new specialty products, such as the new human services programs non-profit directors and officers liability and employment practices liability policies, lawyers and other professional liability policies, healthcare lines and private company directors and officers coverage may also require a longer period of time (the so-called “tail”) to determine the ultimate liability associated with the claims and may produce more volatility in our results and less certainty in our accident year reserves.

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

Underwriting results and segment income could be adversely affected by further changes in our net loss and LAE estimates related to significant events or emerging risks, such as “Chinese drywall” claims. Chinese drywall claims consist of individual and class action litigation related to the installation of drywall manufactured in China which allegedly emits a foul odor and gases which cause respiratory, sleep and other health problems and cause corrosion of metal substances. Although it is too soon to assess the merits of such claims or our potential liability for indemnity and defense costs, such claims involve or may involve drywall distributors and installers, contractors, homeowners and others.

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

Anticipated losses associated with business interruption exposure, the impact of wind versus water as the cause of loss, supplemental payments on previously closed claims caused by the development of latent damages or new theories of liability and inflationary pressures could have a negative impact on future loss reserve development.

Because of the inherent uncertainties involved in setting reserves, including those related to catastrophes, we cannot provide assurance that the existing reserves or future reserves established by our property and casualty insurance subsidiaries will prove adequate in light of subsequent events. Our results of operations and financial condition could therefore be materially affected by adverse loss development for events that we insured in prior periods.

Due to geographical concentration in our property and casualty business, changes in economic, regulatory and other conditions in the regions where we operate could have a significant negative impact on our business as a whole.

We generate a significant portion of our property and casualty insurance net premiums written and earnings in Michigan, Massachusetts and other states in the Northeast, including New Jersey and New York. For the year ended December 31, 2010, approximately 23.6% and 10.3% of our net written premium in our property and casualty business was generated in the states of Michigan and Massachusetts, respectively. Massachusetts and New Jersey, in particular with respect to personal automobile insurance, are highly regulated, but undergoing regulatory changes. These states impose significant rate control and residual market charges, and restrict a carrier’s ability to exit such markets. The revenues and profitability of our property and casualty insurance subsidiaries are subject to prevailing economic, regulatory, demographic and other conditions, including adverse weather in Michigan and the Northeast. Because of our strong regional focus, our business as a whole could be significantly affected by changes in the economic, regulatory and other conditions in the regions where we transact business.

Results may also be adversely affected by pricing decreases and market disruptions including any caused by the current economic environment in Michigan. Additionally, a recent decision by the Michigan Supreme Court to overturn the so-called Kreiner decision could expand the circumstances in which parties can recover non-economic damages for bodily claims in automobile accidents in Michigan. The introduction of “managed competition” in Massachusetts has resulted in overall rate level reductions and a highly competitive rate environment. Additionally, there is uncertainty regarding our ability to attract and retain customers in this market as new and larger carriers enter the state of Massachusetts as a result of “managed competition”.

Further, certain new catastrophe models assume an increase in frequency and severity of certain weather events, whether as a result of potential global warming or otherwise, and financial strength rating agencies are placing increased emphasis on capital and reinsurance adequacy for insurers with certain geographic concentrations of risk. These factors may result in insurers seeking to diversify their geographic exposure, which could result in increased regulatory restrictions in those markets where insurers seek to exit or reduce coverage, as well as an increase in competitive pressures in non-coastal markets such as the Midwest. As previously noted, we have significant concentration of exposures in certain areas, including portions of the Northeast and Southeast and derive a material amount of revenues from operations in the Midwest and California.

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

The extent of gross losses from a catastrophe is a function of the total amount of insured exposure in the area affected by the event and the severity of the event. The extent of net losses depends on the amount and collectability of reinsurance.

Although catastrophes can cause losses in a variety of property and casualty lines, homeowners and commercial multiple peril property insurance have, in the past, generated the vast majority of our catastrophe-related claims. Our catastrophe losses have historically been principally weather-related, particularly hurricanes, as well as snow and ice damage from winter storms.

We purchase catastrophe reinsurance as protection against catastrophe losses. Based upon an ongoing review of our reinsurers’ financial statements, financial strength ratings assigned to them by rating agencies, their reputations in the reinsurance marketplace, our collections history with them, and the analysis and guidance of our reinsurance advisors, we believe that the financial condition of our reinsurers is sound. However, reinsurance is subject to credit risks, including those resulting from over-concentration of exposures within the industry. The availability, scope of coverage and cost of reinsurance could be adversely affected by past natural catastrophes or terrorist attacks and the perceived risks associated with possible future terrorist activities. The impact of these events on the industry or on us cannot currently be determined. We plan to renew the dedicated Northeast property catastrophe occurrence treaty described above, but there is no assurance that such coverages will be available or at what price. Although we believe that our current retention levels are appropriate given our level of surplus and exposures, as well as the current reinsurance pricing environment, there can be no assurance that this reinsurance program will provide coverage levels that will prove adequate should we experience losses from one significant or several large catastrophes. We also cannot provide assurance that reinsurance will continue to be available to us at commercially reasonable rates or with coverage provisions reflective of the risks underwritten in our primary policies.

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

We may incur financial losses resulting from our participation in shared market mechanisms, mandatory reinsurance programs and mandatory and voluntary pooling arrangements.

As a condition to conducting business in several states, our property and casualty insurance subsidiaries are required to participate in mandatory property and casualty shared market mechanisms, state-sponsored reinsurance programs or pooling arrangements. These arrangements are designed to provide various insurance coverages to individuals or other entities that otherwise are unable to purchase such coverage. We cannot predict whether our participation in these shared market mechanisms or pooling arrangements will provide underwriting profits or losses to us. For the year ended December 31, 2010, we experienced an underwriting loss of $12.9 million from participation in these mechanisms and pooling arrangements, compared to an underwriting gain of $2.3 million in 2009 and an underwriting loss of $11.5 million in 2008. We may face similar or even more dramatic earnings fluctuations in the future.

Additionally, recent significant increases and expected further increases in the number of participants or insureds in state-sponsored reinsurance pools, FAIR Plans or other residual market mechanisms, particularly in the states of Louisiana, Massachusetts and Florida, combined with regulatory restrictions on the ability to adequately price, underwrite, or non-renew business, could expose us to significant exposures and assessment risks.

We also have credit risk associated with certain mandatory reinsurance programs such as the Michigan Catastrophic Claims Association. The MCCA was created to fund Michigan’s unique unlimited personal injury protection benefit. As of December 31, 2010, our estimated recoverable from the MCCA was $730.0 million. The MCCA operates with an increasingly large deficit.

In addition, we may be adversely affected by liabilities resulting from our previous participation in certain voluntary property and casualty assumed reinsurance pools. We have terminated participation in virtually all property and casualty voluntary pools, but remain subject to claims related to periods in which we participated. The property and casualty assumed reinsurance businesses have suffered substantial losses during the past several years, particularly related to environmental and asbestos exposure for property and casualty coverages. Due to the inherent volatility in these businesses, possible issues related to the enforceability of reinsurance treaties in the industry and the recent history of increased losses, we cannot provide assurance that our current reserves are adequate or that we will not incur losses in the future. Although we have discontinued participation in these reinsurance pools as described above, we are subject to claims related to prior years or from pools we could not exit in full. Our operating results and financial position may be adversely affected by liabilities resulting from any such claims in excess of our loss estimates. As of December 31, 2010, our reserves for these pools totaled $41.1 million.

We cannot guarantee our ability to maintain our current level of reinsurance coverage.

Similar to insurance companies, reinsurance companies can also be adversely impacted when catastrophes occur. There can be no assurance that we will be able to maintain our current levels of reinsurance coverage. Future catastrophic events and other changes in the reinsurance marketplace, including as a result of investment losses or disruptions due to challenges in the financial markets that have occurred or could occur in the future, may adversely affect our ability to obtain such coverages, as well as adversely affect the cost of obtaining that coverage.

Additionally, the availability, scope of coverage, cost, and creditworthiness of reinsurance could continue to be adversely affected as a result of not only new catastrophes, but also terrorist attacks, global conflicts, the changing legal and regulatory environment (including changes which could create new insured risks) and the perceived risks associated with future terrorist activities.

From time to time there have been proposals to scale back federal terrorism coverage under TRIPRA. At this time, we are unable to predict the likelihood of adoption of any such proposals, what will ultimately be included in such proposals if passed, or the predictability and severity of acts of terrorism; however, any such change in TRIPRA coverage could have an adverse effect on our results of operations and financial position.

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

In addition, in July 2010, in response to the recent global financial crisis, The Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law. This legislation provides for enhanced regulation for the financial services industry through initiatives including, but not limited to, the creation of a Federal Insurance Office and several federal oversight agencies, the requiring of more transparency, accountability and focus in protecting investors and businesses, input of shareholders regarding executive compensation, and enhanced empowerment of regulators to pursue those who engage in financial fraud and unethical business practices. We do not yet know what the impact of this legislation and related regulations will be on our business operations or the insurance industry in general.

Additionally, from time to time, we are involved in litigation that challenges specific terms and language incorporated into property and casualty contracts, such as claims reimbursements, covered perils and exclusion clauses, among others, or the interpretation or administration of such contracts. From time to time, we are also involved in investigations and proceedings by governmental and self-regulatory agencies. We cannot provide assurance that these investigations, proceedings and inquiries will not result in actions that would adversely affect our results of operations or financial condition.

State regulatory oversight and various proposals at the federal level may in the future adversely affect our ability to sustain adequate returns in certain lines of business or in some cases, operate the line profitably. In recent years, the state insurance regulatory framework has come under increased federal scrutiny, and certain state legislatures have considered or enacted laws that alter and, in many cases, increase state authority to regulate insurance companies and insurance holding company systems. Our business could be negatively impacted by adverse state and federal legislation or regulation, including those resulting in:

•	decreases in rates;

•	limitations on premium levels;

•	coverage and benefit mandates;

•	limitations on the ability to manage care and utilization or other claim costs;

•	requirements to write certain classes of business or in certain geographies;

•	restrictions on underwriting or on methods of compensating independent producers;

•	higher liability exposures for our insureds;

•	increased assessments or higher premium or other taxes; and

•	enhanced ability to pierce “no fault” thresholds or recover non-economic damages (such as “pain and suffering”).

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

Additionally, in 2010, the Patient Protection and Affordable Care Act (“Federal Healthcare Act”) and the Financial Reform Act were adopted. It is not clear what impact the Federal Healthcare Act will have on prices for medical care or on the demand for our products such as automobile personal injury protection insurance. Similarly, the creation of a Federal Insurance Office as a result of the Financial Reform Act may ultimately impact the overall regulation of insurance in ways that cannot now be predicted. Furthermore, Congress, as well as state and local governments, also consider from time to time legislation that could increase our tax costs. If such legislation is adopted, our consolidated net income could decline. We cannot predict whether such legislation will be enacted, what the specific terms of any such legislation will be or how, if at all, it might affect our products. Also, recently enacted federal legislation mandates new and significant reporting requirements for property and casualty insurance companies which make payments to or on behalf of claimants who are eligible for various Medicare or other benefits. These requirements impose significant fines for non-compliance and reporting errors. It is possible that the federal government may seek to recover from insurers amounts paid to claimants in circumstances where the government had previously paid benefits.

We may be adversely affected by new and existing legislation in the states of Louisiana and Florida as a result of the losses incurred in those states from recent hurricanes. We also may incur a greater share of losses related to Louisiana’s and Florida’s shared market mechanisms due to these increased losses, as well as the declining number of carriers providing coverage in this region.

Louisiana’s residual market mechanism for property experienced substantial losses related to Hurricane Katrina. Under the state’s program, we are allowed to recover such losses from policyholders, subject to annual limitations. Although we have recognized an expense currently for our estimated losses from the Louisiana program, given the uncertainty in the marketplace in Louisiana, there can be no assurance that our estimate of this liability will be sufficient to cover our share of such losses or whether we will be able to recover such costs from policyholders. The Louisiana program is also subject to the litigation risks discussed above relating to the scope of insurance coverage and other questions arising out of Hurricane Katrina. Adverse decisions in these cases could materially and adversely affect such liabilities, which in turn could have a material, adverse effect on us. The homeowners market appears to be stabilizing with the residual market shrinking to a level that now predates Katrina levels. However, given Louisiana’s unique homeowners insurance system and risks, there can be no assurance that carriers will not seek to exit or significantly reduce their exposures in the state. Any such actions may increase the number of insureds seeking coverage from the residual market mechanism and could result in increased losses to us.

Florida’s residual market mechanism for property has increased in size in recent years and may grow further as insurers reduce homeowners insurance exposures in the state and the insolvencies of several smaller insurance carriers continue. Insurance companies which write business in Florida, including Commercial Lines and automobile coverage, are subject to assessment for losses from Florida’s programs, which assessment could be substantial in the event of hurricanes or other catastrophic events. It is also possible that the reinsurance from the Florida Hurricane Catastrophe Fund will be uncollectible or we would be unable to recover such assessments from the Florida Insurance Guaranty Association in the event that other insurers doing business in the state become insolvent. We are unable to predict the likelihood or impact of such potential assessments or other actions.

We are subject to mandatory assessments by state guaranty funds; an increase in these assessments could adversely affect our results of operations and financial condition.

All fifty states of the United States and the District of Columbia have insurance guaranty fund laws requiring property and casualty insurance companies doing business within the state to participate in guaranty associations. These associations are organized to pay contractual obligations under insurance policies issued by impaired or insolvent insurance companies. The associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired or insolvent insurer is engaged. Mandatory assessments by state guaranty funds are used to cover losses to policyholders of insolvent or rehabilitated companies and can be partially recovered through a reduction in future premium taxes in many states (provided the collecting insurer continues to write business in such state). During 2010, we had a total assessment of $3.6 million levied against us, with refunds of $2.4 million received in 2010 for a total net assessment of $1.2 million. As of December 31, 2010, we have $0.8 million of reserves related to guaranty fund assessments. In the future, these assessments may increase above levels experienced in the current and prior years. Future increases in these assessments depend upon the rate of insolvencies of insurance companies. An increase in assessments could adversely affect our results of operations and financial condition.

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

We may be affected by disruptions caused by the introduction of new Commercial and Personal Lines products and related technology changes, new Commercial and Personal Lines operating models and recent or future acquisitions, including the renewal rights agreement we entered into with OneBeacon Insurance Company in December 2009, and expansion into new geographic areas. We could also be affected by an inability to retain profitable policies in force and attract profitable policies in our Commercial and Personal Lines segments, particularly in light of an increasingly competitive product pricing environment and the adoption by competitors of strategies to increase agency appointments and commissions and increased advertising.

There are increased underwriting risks associated with premium growth and the introduction of new products or programs in both our Commercial and Personal Lines businesses, as well as the appointment of new agencies and the expansion into new geographical areas.

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

There can also be no assurances that we will be able to successfully integrate recent and any future acquisitions or that we will not assume unknown liabilities and reserve deficiencies in connection with such acquisitions. We wrote approximately $300 million of business pursuant to the renewal rights transaction with OneBeacon. However, the vast majority of this business was written on OneBeacon’s policy forms and renewed by us. In 2011, we will be converting these reinsured policies to our policy forms and systems. There are no assurances that the insurance agencies who control such business will renew such policies directly with us, that we will be able to appropriately rate and price such policies or that such business will prove to be profitable.

Our Personal Lines production and earnings may be unfavorably affected by the continued introduction of new products, including our multivariate automobile product, as a proportion of our total personal automobile premium as compared to the historically more profitable legacy products, and our focus on account business (i.e., policyholders who have both automobile and homeowner insurance with us) which we believe, despite pricing discounts, will ultimately be more profitable business. We may also experience adverse selection, which occurs when insureds with larger risks purchase our products because of favorable pricing, under-pricing, operational difficulties or implementation impediments with independent agents or the inability to grow new markets after the introduction of new products or the appointment of new agents.

We have experienced increased loss ratios with respect to our personal automobile business, which is written through our Connections Auto product, particularly in certain states where we have less experience and data and less established agency relationships. There can be no assurance that as we enter new states or grow business in our identified growth states, we won’t experience higher loss trends than anticipated.

Intense competition could negatively affect our ability to maintain or increase our profitability.

We compete with a large number of companies in our property and casualty segment. We compete, and will continue to compete, with national and regional insurers, mutual companies, specialty insurance companies, so called “off-shore” companies which enjoy certain tax advantages, underwriting agencies and financial services institutions. In recent years, there has been substantial consolidation and convergence among companies in the financial services industry, resulting in increased competition from large, well-capitalized financial services firms. Many of our competitors have greater financial, technical and operating resources than we do. In addition, competition in the property and casualty insurance markets has intensified over the past several years. This competition has had and may continue to have an adverse impact on our revenues and profitability.

A number of new, proposed or potential legislative or industry developments could further increase competition in our industry. These developments include:

•	the implementation of commercial lines deregulation in several states;

•	programs in which state-sponsored entities provide property insurance in catastrophe-prone areas or other alternative markets types of coverage;

•	changes in, or restrictions on, the way independent agents may be compensated by insurance companies;

•	increased competition from off-shore tax advantaged insurance companies;

•

changing practices caused by the internet and the increased usage of real time comparative rating tools, which have led to greater competition in the insurance business in general, particularly on the basis of price; and

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

A downgrade in one or more of the Company’s claims-paying ratings could negatively impact the Company’s business volumes and competitive position because demand for certain of its products may be reduced, particularly in lines where customers require the Company to maintain minimum ratings. Additionally, a downgrade in one or more of the Company’s debt ratings could adversely impact the Company’s ability to access the capital markets and other sources of funds, and/or adversely affect pricing of new debt sought in the capital markets in the future.

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

Over the past several years, we have made and our current plans are to continue to make, significant investments in our Commercial and Personal Lines of business, and we have increased expenses and made acquisitions in order to, among other things, strengthen our product offerings and service capabilities, expand into new geographic areas, improve technology and our operating models, build expertise in our personnel, and expand our distribution capabilities, with the ultimate goal of achieving significant, sustained growth. The ability to achieve significant profitable premium growth in order to earn adequate returns on such investments and expenses, and to grow further without proportionate increases in expenses, is critical to our current strategy. There can be no assurance that we will be successful at profitably growing our business, or that we will not alter our current strategy due to changes in our markets or an inability to successfully maintain acceptable margins on new business or for other reasons, in which case written and earned premium, property and casualty segment income and net book value could be adversely affected.

We could be subject to additional losses related to the sale of our Discontinued FAFLIC and variable life insurance and annuity businesses.

On January 2, 2009, we sold our remaining life insurance subsidiary, FAFLIC, to Commonwealth Annuity, a subsidiary of Goldman Sachs. Coincident with the sale transaction, The Hanover Insurance and FAFLIC entered into a reinsurance contract whereby Hanover Insurance assumed FAFLIC’s discontinued accident and health insurance business. Goldman Sachs previously purchased, in 2005, our variable life insurance and annuity business.

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

We previously participated, through FAFLIC, in approximately 40 assumed accident and health reinsurance pools and arrangements. The business was assumed by Hanover Insurance through a reinsurance agreement with FAFLIC. During 1999, we ceased writing new premiums in this business, subject to certain contractual obligations. The reinsurance pool business consisted primarily of direct and assumed medical stop loss, the medical and disability portions of workers’ compensation risks, small group managed care, long-term disability and long-term care pools, student accident and special risk business. We are currently monitoring and managing the run-off of our related participation in the 26 pools with remaining liabilities.

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

We believe our reserves for the accident and health assumed and ceded reinsurance business appropriately reflect current claims, unreported losses and likely investment returns on related assets supporting these reserves. However, due to the inherent volatility in this business and the reporting lag of losses that tend to develop over time and which ultimately affect excess covers, there can be no assurance that current reserves are adequate or that we will not have additional losses in the future. Although we have discontinued participation in these reinsurance arrangements, unreported claims related to the years in which we were a participant may be reported and previously reported claims may develop unfavorably. If any such unreported claims or unfavorable development is reported to us, our results of operations and financial position may be negatively impacted.

Other market fluctuations and general economic, market and political conditions may also negatively affect our business, profitability and investment portfolio.

It is difficult to predict the impact of the challenging economic environment on both our Commercial and Personal Lines segment. In Commercial Lines, the difficult economy has resulted in reductions in demand for insurance products and services as more companies cease to do business and there are fewer business start-ups, particularly as small businesses are affected by a decline in overall consumer and business spending. Additionally, claims frequency could increase as policyholders submit and pursue claims more aggressively than in the past, fraud incidences may increase, or we may experience higher incidents of abandoned properties or poorer maintenance, which may also result in more claims activity. We have experienced higher workers’ compensation claims as injured employees take longer to return to work, increased surety losses as construction companies experience financial pressures and higher retroactive premium returns as audit results reflect lower payrolls. Our business could also be affected by an ensuing consolidation of independent insurance agencies. Our ability to increase pricing has been impacted as agents and policyholders have been more price sensitive, customers shop for policies more frequently or aggressively, utilize comparative rating models or, in Personal Lines in particular, turn to direct sales channels rather than independent agents. We have also experienced decreased new business premium levels, retention and renewal rates, and renewal premiums. Specifically in Personal Lines, policyholders may reduce coverages or change deductibles to reduce premiums, experience declining home values, or be subject to increased foreclosures, and policyholders may retain older or less expensive automobiles and purchase or insure fewer ancillary items such as boats, trailers and motor homes for which we provide coverages. Additionally if, as a result of the difficult economic environment, drivers continue to eliminate automobile insurance coverage or to reduce their bodily injury limit, we may be exposed to more uninsured and underinsured motorist coverage losses.

At December 31, 2010, we held approximately $5.4 billion of investment assets in categories such as fixed maturities, cash and short-term investments, equity securities and other long-term investments. Our investment returns, and thus our profitability and shareholders’ equity, may be adversely affected from time to time by conditions affecting our specific investments and, more generally, by bond, stock, real estate and other market fluctuations and general economic, market and political conditions, including concerns regarding sub-prime and prime mortgages, as well as residential and commercial mortgage-backed or other debt securities, increasing concerns relating to the municipal bond markets, and developments that negatively impact our investment in real estate such as increased development costs, construction delays and tenant defaults. Our ability to make a profit on insurance products depends in part on the returns on investments supporting our obligations under these products, and the value of specific investments may fluctuate substantially depending on the foregoing conditions. We may use a variety of strategies to hedge our exposure to interest rate and other market risk. However, hedging strategies are not always available and carry certain credit risks, and our hedging could be ineffective.

Debt securities comprise a material portion of our investment portfolio. The issuers of those securities, as well as borrowers under the loans we make, customers, trading counterparties, counterparties under swaps and other derivative contracts and reinsurers, may be affected by declining market conditions. These parties may default on their obligations to us due to lack of liquidity, downturns in the economy or real estate values, operational failure, bankruptcy or other reasons. We cannot assure you that impairment charges will not be necessary in the future. Our ability to fulfill our debt and other obligations could be adversely affected by the default of third parties on their obligations owed to us.

Deterioration in the global financial markets may adversely affect our investment portfolio and have a related impact on our other comprehensive income, shareholders’ equity and overall investment performance. In recent years, global financial markets experienced unprecedented and challenging conditions, including a tightening in the availability of credit, the failure of several large financial institutions and concerns about the creditworthiness of the sovereign debt of several European and other countries. As a result, certain government bodies and central banks worldwide, including the U.S. Treasury Department and the U.S. Federal Reserve, provided for unprecedented intervention programs, the effects of which remain uncertain. In addition, in 2010, the Financial Reform Act provided for the creation of the Federal Insurance Office. The effect of such oversight office and any additional federal oversight that may ensue is unknown.

The U.S. economy has experienced significant declines in employment, household wealth, and lending. If conditions further deteriorate, our business could be further affected in different ways. Continued turbulence in the U.S. economy and contraction in the credit markets could further adversely affect our profitability, demand for our products or our ability to raise rates, and could also result in further declines in market value and future impairments of our investment assets. There can be no assurances that conditions in the global and domestic financial markets will not worsen and adversely affect our investment portfolio and overall performance.

In addition, our current borrowings from the FHLBB, as well as committed future borrowings to partially finance construction of a building to be leased to a third-party, are secured by collateral. If the fair value of pledged collateral falls below specific levels, we would be required to pledge additional collateral or repay any outstanding FHLBB borrowings.

Market conditions also affect the value of assets under our employee pension plans, including our Cash Balance Plan. The expense or benefit related to our employee pension plans results from several factors, including changes in the market value of plan assets, interest rates, regulatory requirements or judicial interpretation of benefits. For the year ended December 31, 2010, we recognized net expenses of $12.9 million related to our employee pension plans. Additionally, in 2010, we contributed $100 million to our qualified plan and do not expect to make any significant additional contributions in order to meet our minimum funding requirements. At December 31, 2010, our plan assets included approximately 26% of equity securities and other assets and 74% of fixed maturities. Declines in the market value of plan assets and interest rates from levels at December 31, 2010 could negatively affect our results of operations. At December 31, 2010, our qualified plan assets equaled its liabilities and for our non-qualified pension plans, our net liabilities exceeded assets by approximately $39 million. Deterioration in market conditions and differences between our assumptions and actual occurrences, and behaviors, including judicial determinations of ultimate benefit obligations pursuant to the Durand case discussed elsewhere, or otherwise, could result in a need to fund more into the qualified plan to maintain this funding level.

We may experience unrealized losses on our investments, especially during a period of heightened volatility, which could have a material adverse effect on our results of operations or financial condition.

Our investment portfolio and shareholders’ equity can be and in the past have been significantly impacted by the changes in the market values of our securities. U.S. and global financial markets and economies remain uncertain. This could result in unrealized and realized losses in future periods, and adversely affect the liquidity of our investments, which could have a material adverse impact on our results of operations and our financial position.

If, following such declines, we are unable to hold our investment assets until they recover in value, we would incur other-than-temporary impairments which would be recognized as realized losses in our results of operations, reduce net income and earnings per share and adversely affect our liquidity. Temporary declines in market value are recorded as unrealized losses, which do not affect net income and earnings per share, but reduce other comprehensive income, which is reflected on our Consolidated Balance Sheets. We cannot provide assurance that we will not have additional other-than-temporary impairments and/or unrealized investment losses in the future. Likewise, there can be no assurance that our investment portfolio will retain the net unrealized gains reflected on the balance sheet as of December 31, 2010, since such gains are dependent on prevailing interest rates, credit ratings and creditworthiness and general economic and other factors.

We are a holding company and rely on our insurance company subsidiaries for cash flow; we may not be able to receive dividends from our subsidiaries in needed amounts.

We are a holding company for a diversified group of insurance and financial services companies and our principal assets are the shares of capital stock of our subsidiaries. Our ability to make required debt service payments, as well as our ability to pay operating expenses and pay dividends to shareholders, depends upon the receipt of sufficient funds from our subsidiaries. The payment of dividends by our insurance company subsidiaries is subject to regulatory restrictions and will depend on the surplus and future earnings of these subsidiaries, as well as these regulatory restrictions. We are required to notify insurance regulators prior to paying any dividends from our insurance subsidiaries and pre-approval is required with respect to “extraordinary dividends”.

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

We purchase reinsurance by transferring part of the risk that we have assumed (known as ceding) to reinsurance companies in exchange for part of the premium we receive in connection with the risk. As of December 31, 2010, our reinsurance receivable (including from MCCA) amounted to approximately $1.3 billion. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the reinsured) of our liability to our policyholders or, in cases where we are a reinsurer, to our reinsureds. Accordingly, we bear credit risk with respect to our reinsurers. Although we monitor the credit quality of our reinsurers, we cannot be sure that they will pay the reinsurance recoverables owed to us currently or in the future or that they will pay such recoverables on a timely basis.

Errors or omissions in connection with the administration of any of our products may cause our business and profitability to be negatively impacted.

We are responsible to our policyholders for administering their policies, premiums and claims and ensuring that appropriate records are maintained which reflect their transactions. We are subject to risks that errors or omissions of information occurred with respect to the administration of our products. As a result, we are subject to risks of liabilities associated with “bad faith”, unfair claims practices, unfair trade practices or similar allegations. Such risks may stem from allegations of agents, vendors, policyholders, claimants, regulators, states’ attorneys general or others. We may incur charges associated with any errors and omissions previously made or which are made in future periods. These charges may result from our obligation to policyholders to correct any errors or omissions, non-compliance with regulatory requirements, from fines imposed by regulatory authorities, or from other items, which may affect our financial position or results of operations.

We may experience difficulties with technology, data security and/or outsourcing relationships, which could have a negative impact on our ability to conduct our business.

We use computer systems to store, retrieve, evaluate and utilize customer and company data and information. Our computer, information technology and telecommunications systems, in turn, interface with and rely upon third-party systems. Our business is highly dependent on our ability, and the ability of certain third parties, to access these systems to perform necessary business functions, including, without limitation, providing insurance quotes, processing premium payments, making changes to existing policies, filing and paying claims, providing customer support and managing our investment portfolios. Systems failures or outages could compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business and hurt our relationships with our business partners and customers. In the event of a disaster such as a natural catastrophe, an industrial accident, a blackout, a computer virus, a terrorist attack or war, our systems may be inaccessible to our employees, customers or business partners for an extended period of time. Even if our employees are able to report to work, they may be unable to perform their duties for an extended period of time if our data or systems are disabled or destroyed. This could result in a materially adverse effect on our business results and liquidity.

Additionally, we could be subject to liability if confidential customer information is misappropriated from our computer systems or otherwise. Despite the implementation of security measures, these systems may be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems. Any well-publicized compromise of security could deter people from entering into transactions that involve transmitting confidential information to our systems, which could have a material adverse effect on our business.

We outsource certain technology and business process functions to third parties and may do so increasingly in the future. If we do not effectively develop, implement and monitor our outsourcing strategy, third party providers do not perform as anticipated or we experience technological or other problems with a transition, we may not realize productivity improvements or cost efficiencies and may experience operational difficulties, increased costs and a loss of business. Our outsourcing of certain technology and business process functions to third parties may expose us to enhanced risk related to data security, which could result in monetary and reputational damages. In addition, our ability to receive services from third party providers outside of the United States might be impacted by cultural differences, political instability, unanticipated regulatory requirements or policies inside or outside of the United States. As a result, our ability to conduct our business might be adversely affected.

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

ITEM 1B–UNRESOLVED STAFF COMMENTS

None.

ITEM 2–PROPERTIES

We own our headquarters, located at 440 Lincoln Street, Worcester, Massachusetts, with approximately 940,000 square feet.

We also own office space located at 645 W. Grand River, Howell, Michigan, which is approximately 111,000 square feet, and a three-building complex located at 808 North Highlander Way, Howell, Michigan, with approximately 176,000 square feet, where various business operations are conducted.

We lease offices throughout the country for branch sales, underwriting and claims processing functions, and the operations of acquired subsidiaries.

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

Hurricane Katrina Litigation

In August 2007, the State of Louisiana filed a putative class action in the Civil District Court for the Parish of Orleans, State of Louisiana, entitled State of Louisiana, individually and on behalf of State of Louisiana, Division of Administration, Office of Community Development ex rel The Honorable Charles C. Foti, Jr., The Attorney General For the State of Louisiana, individually and as a class action on behalf of all recipients of funds as well as all eligible and/or future recipients of funds through The Road Home Program v. AAA Insurance, et al., No. 07-8970. The complaint named as defendants over 200 foreign and domestic insurance carriers, including us, and asserts a right to benefit payments from insurers on behalf of current and former Louisiana citizens who have applied for and received or will receive funds through Louisiana’s “Road Home” program. The case was thereafter removed to the Federal District Court for the Eastern District of Louisiana.

On March 5, 2009, the court issued an Order granting in part and denying in part a Motion to Dismiss filed by Defendants. The court dismissed all claims for bad faith and breach of fiduciary duty and all claims for flood damages under policies with flood exclusions or asserted under Louisiana’s Valued Policy Law, but rejected the insurers’ arguments that the purported assignments from individual claimants to the state were barred by anti-assignment provisions in the insurers’ policies. On April 30, 2009, Defendants filed a Petition for Permission to Appeal to the United States Court of Appeals for the Fifth Circuit (“Fifth Circuit”), which was granted. On July 28, 2010, the Fifth Circuit certified the anti-assignment issue to the Louisiana Supreme Court. Oral arguments are scheduled to be heard by the Louisiana Supreme Court on March 14, 2011.

We have established our total loss and LAE reserves on the assumption that we will not have any liability under the “Road Home” or similar litigation.

ITEM 4–Reserved

PART II

ITEM 5–MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK AND STOCKHOLDER OWNERSHIP

Our common stock is traded on the New York Stock Exchange under the symbol “THG”. On February 18, 2011, we had approximately 25,743 shareholders of record and 45,247,059 shares outstanding. On the same date, the trading price of our common stock was $47.18 per share.

COMMON STOCK PRICES AND DIVIDENDS

	High (1)	Low (1)	Dividends
2010
First Quarter	$44.63	$40.51	$0.25
Second Quarter	$45.72	$42.33	$0.25
Third Quarter	$47.00	$43.16	$0.25
Fourth Quarter	$47.73	$45.25	$0.25
2009
First Quarter	$43.37	$28.49	—
Second Quarter	$38.11	$29.19	—
Third Quarter	$42.82	$37.23	—
Fourth Quarter	$45.23	$40.67	$0.75

(1)	Common stock prices were obtained from a third party broker.

DIVIDENDS

The Board of Directors declared dividends in 2010 as follows:

	Declaration Date	Record Date	Payment Date	Dollar Amount
First Quarter	February 26, 2010	March 8, 2010	March 22, 2010	$0.25
Second Quarter	May 11, 2010	May 24, 2010	June 7, 2010	$0.25
Third Quarter	August 31, 2010	September 10, 2010	September 23, 2010	$0.25
Fourth Quarter	November 22, 2010	December 7, 2010	December 21, 2010	$0.25

The payment of future dividends on our common stock will be determined by the Board of Directors from time to time based upon cash available at our holding company, our results of operations and financial condition and such other factors as the Board of Directors considers relevant.

Dividends to shareholders may be funded from dividends paid to us from our subsidiaries. Dividends from insurance subsidiaries are subject to restrictions imposed by state insurance laws and regulations. See “Liquidity and Capital Resources” on pages 68 to 71 of Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 13 – “Dividend Restrictions” on page 118 of the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K.

ISSUER PURCHASES OF EQUITY SECURITIES

The Board of Directors has authorized a stock repurchase program which provides for aggregate repurchases of up to $500 million. Under the repurchase authorizations, we may repurchase our common stock from time to time, in amounts and prices and at such times as deemed appropriate, subject to market conditions and other considerations. Our repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. Total repurchases under this program as of December 31, 2010 were 7.9 million shares at a cost of $342.9 million.

These repurchases include two accelerated share repurchase agreements with Barclays Bank PLC, acting through its agent, Barclays Capital, Inc., for repurchases of 2.3 million shares of our common stock at a cost of $105.0 million on March 30, 2010 and repurchases of 2.4 million shares at a cost of $105.2 million on December 8, 2009.

Shares purchased in the fourth quarter are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
October 1 – 31, 2010 (1)	397	$46.01	—	$161,100,000
November 1 – 30, 2010 (3)	—	—	—	157,000,000
December 1 – 31, 2010 (1)	2,020	47.09	—	157,000,000

Total	2,417	$46.91	—	$157,000,000

(1)	Shares that were withheld to satisfy tax withholding amount due from employees upon the receipt of previously restricted share units or upon receipt of previously deferred shares.
(2)	In October 2010, the Board of Directors authorized a $100 million increase to this program, which is included in the table above.
(3)

Change in approximate dollar value of shares that may yet be purchased under the plans or programs decreased by $4.1 million due to the final settlement on November 26, 2010 associated with the March 30, 2010 accelerated share repurchase program.

ITEM 6–SELECTED FINANCIAL DATA

Five Year Summary Of Selected Financial Highlights

For The Years Ended December 31	2010	2009	2008	2007	2006
(In millions, except per share data)
Statements of Income
Revenues
Premiums	$2,841.0	$2,546.4	$2,484.9	$2,372.0	$2,219.2
Net investment income	247.2	252.1	258.7	247.0	228.5
Net realized investment gains (losses)	29.7	1.4	(97.8)	(0.9)	(0.2)
Fees and other income	34.3	34.2	34.6	56.0	57.9

Total revenues	3,152.2	2,834.1	2,680.4	2,674.1	2,505.4

Losses and Expenses
Losses and loss adjustment expenses	1,856.3	1,639.2	1,626.2	1,457.4	1,387.1
Policy acquisition expenses	669.0	581.3	556.2	523.6	476.4
Loss (gain) from retirement of debt	2.0	(34.5)	—	—	—
Other operating expenses	413.8	377.2	333.6	351.6	370.9

Total losses and expenses	2,941.1	2,563.2	2,516.0	2,332.6	2,234.4

Income from continuing operations before federal income taxes	211.1	270.9	164.4	341.5	271.0
Federal income tax expense	57.9	83.1	79.9	113.2	87.2

Income from continuing operations	153.2	187.8	84.5	228.3	183.8
Discontinued operations (net of taxes):
Gain (loss) from discontinued FAFLIC business, (including gain (loss) on disposal of $0.5, $7.1 and $(77.3) in 2010, 2009 and 2008)	0.5	7.1	(84.8)	10.9	7.9
Income (loss) from operations of discontinued variable life insurance and annuity business, (including gain (loss) on disposal of $1.3, $4.9, $8.7, $7.9 and $(29.8) in 2010, 2009, 2008, 2007 and 2006)	1.3	4.9	11.3	13.1	(29.8)
Loss from discontinued accident and health business	(0.3)	(2.6)	—	—	—
Income from operations of AMGRO (including gain on disposal of $11.1 in 2008)	—	—	10.1	—	—
Other discontinued operations	0.1	—	(0.5)	0.8	7.8

Income (loss) from discontinued operations	1.6	9.4	(63.9)	24.8	(14.1)

Income before cumulative effect of change in accounting principle	154.8	197.2	20.6	253.1	169.7
Cumulative effect of change in accounting principle	—	—	—	—	0.6

Net income	$154.8	$197.2	$20.6	$253.1	$170.3

Earnings per common share (diluted)	$3.34	$3.86	$0.40	$4.83	$3.27
Dividends declared per common share	$1.00	$0.75	$0.45	$0.40	$0.30

Balance Sheets (at December 31)
Total assets	$8,569.9	$8,042.7	$9,230.2	$9,815.6	$9,856.6
Debt	605.9	433.9	531.4	511.9	508.8
Total liabilities	6,109.4	5,684.1	7,343.0	7,516.6	7,857.4
Shareholders’ equity	2,460.5	2,358.6	1,887.2	2,299.0	1,999.2

ITEM 7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction	33

Executive Overview	33-35

Description of Operating Segments	35

Results of Operations	35-36

Segment Results	37-54

Property and Casualty	37-52
Discontinued Operations	52-53
Other Items	53-54

Investment Portfolio	55-60

Market Risk and Risk Management Policies	60-62

Income Taxes	62-64

Critical Accounting Estimates	64-66

Other Significant Transactions	66-68

Statutory Surplus of Insurance Subsidiaries	68

Liquidity and Capital Resources	68-71

Other Matters	72

Off–Balance Sheet Arrangements	72

Contingencies and Regulatory Matters	72-74

Rating Agencies	74

Recent Developments	74

Risks and Forward-Looking Statements	74

Glossary of Selected Insurance Terms	75-77

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

EXECUTIVE OVERVIEW

Our business primarily consists of our Commercial Lines segment, our Personal Lines segment, and our Other Property and Casualty segment.

Our pre-tax segment earnings declined in 2010, principally due to increased catastrophe losses, particularly in the first half of the year. Pre-tax catastrophe losses increased $61.4 million, to $160.3 million for 2010, compared to $98.9 million for 2009. In general, the industry experienced a high level of catastrophe losses in the first half of 2010. Excluding the effect of catastrophe losses, segment results would have increased primarily from more favorable current accident year loss results, partially offset by decreased favorable development on prior years’ loss and loss adjustment expense (“LAE”) reserves.

Total net written premiums grew significantly in 2010, particularly in Commercial Lines. Total net written premiums increased approximately $439 million or $16.8%, and net written premiums in Commercial Lines grew 39.5% in 2010 compared to 2009. For the first time in our recent history, Commercial Lines net written premiums exceeded those of Personal Lines, and total net written premiums crossed the $3 billion mark. Growth, particularly in Commercial Lines, is an important part of our strategy as we seek to build scale and diversify our risks geographically and by product line. Since 2004, net written premiums have grown a total of more than 35%, and over this same period, Commercial Lines net written premiums have increased as a percentage of the total from 33% to 52%.

We, and the industry in general, continue to experience pricing pressures, predominantly in Commercial Lines. We believe that our ongoing agency relationships, position in the marketplace and strong product set, position us well relative to many of our competitors in our principal markets.

Our expense ratio is higher than that of some of our peer companies and other competitors, which we attribute to our explicit decision to invest further in our business in support of our partner agent strategy. In Commercial Lines, most of our investments are directed toward expanding our product capabilities and offerings in various niches and differentiated products, investments in systems improvements, and continued geographic diversification. For example, we recently expanded our Commercial Lines offerings into selected states in the western part of the country. Our renewal rights transaction with OneBeacon Insurance Group (“OneBeacon”) supported both our Commercial Lines product expansion, as well as our western geographic expansion. In Personal Lines, we are investing to improve the competitiveness of our products and in technology and systems enhancements intended to make our interactions with agents more efficient.

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

We continue to develop our segmentation of Commercial Lines, including our specialty lines, which on average are expected to generate higher margins over time and enable us to deliver a more complete product portfolio to our agents and policyholders. Our specialty lines, including our program business, inland marine and bond lines, now account for approximately one-third of our Commercial Lines net premiums written. Growth in our specialty lines continues to be a significant part of our strategy. Our ongoing focus to expand our product offerings in our specialized businesses is evidenced by our acquisitions.

In December 2009, we entered into a renewal rights agreement with OneBeacon, further strengthening our competitive position and advancing our expansion efforts in the western states. Through the agreement, we acquired access to a portion of OneBeacon’s small and middle market commercial business at renewal, a significant portion of which is consistent with our current industry specific programs and middle market niches. Additionally, the transaction allowed for the development of new segment, niche and industry-specific program business. On January 1, 2010, we began renewing these policies through a reinsurance arrangement with OneBeacon. These policies were underwritten on OneBeacon policy forms and using OneBeacon systems, but were based upon our underwriting and pricing guidelines. During the second quarter of 2010, we began converting a portion of renewals to our policy forms. We expect this conversion process to continue until late 2011.

Over the past four years, we have acquired several specialized businesses, including Professionals Direct, Inc. (“PDI”), which we market as Hanover Professionals, a professional liability insurance carrier for principally small to medium-sized legal practices; Verlan Holdings, Inc. (“Verlan”), which we market as Hanover Specialty Industrial, a property insurer of small and medium-sized chemical, paint, solvent and other manufacturing and distribution companies; and AIX Holdings, Inc. (“AIX”), a specialty property and casualty insurance carrier that focuses on underwriting and managing program business. In January 2010, we acquired Benchmark Professional Insurance Services, Inc., a provider of insurance solutions to the design professionals industry, including architects and engineers. In March 2010, we acquired Campania Holding Company, Inc. (“Campania”), which we market as Hanover Healthcare, a provider of insurance solutions for selected portions of the healthcare industry, including durable medical equipment suppliers, behavioral health specialists, eldercare providers, and podiatrists. Most recently, in July 2010, we entered into a renewal rights agreement with the Insurance Company of the West (“ICW”) that is expected to build our surety capabilities in our western expansion states.

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

The focus we place on our value proposition for agents, including by introducing broad and innovative product offerings is intended to help us acquire and retain quality accounts. In 2009, we introduced a substantially improved product suite (The Hanover Household) to make it easier for agents to write more lines of business per household. We also modified our operating model and improved our agency automation, which is intended to deliver a more competitive sales and services experience for agents (Front Line Excellence).

Current market conditions continue to be challenging as pricing pressures and economic conditions remain difficult and we face uncertain legal and regulatory environments, especially in Michigan and Massachusetts. These competitive and economic pressures and legal and regulatory concerns have limited our growth in Michigan and Massachusetts, our largest states, and elsewhere. We are working closely with our partner agents in these and our other core states to remain a significant writer with strong margins.

During 2010, we continued our mix management initiatives relating to our Connections® Auto product to improve the overall profitability of the business. We remain focused on reducing our growth in less profitable automobile segments and increasing our multi-car and total account business consistent with our account rounding strategy. We experienced slightly negative growth levels in our personal automobile business in 2010.

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

Our homeowners product, Connections® Home, is intended to improve our competitiveness for total account business by making it easier and more efficient for our agents to write business with us and by providing more comprehensive coverage options for policyholders. In addition, in fifteen states, we have introduced a more sophisticated, multivariate pricing approach to our homeowners product which is intended to better align rates with the underlying risk of each customer. We plan to continue to implement this price segmentation in our remaining states. We also continue to refine our products and work closely with high potential agents to increase the percentage of their business they place with us and to ensure that it is consistent with our preferred mix of business. Additionally, we remain focused on diversifying our state mix beyond our four core states of Michigan, Massachusetts, New York and New Jersey. Our business in core states has decreased from 77.5% of Personal Lines business five years ago to 65.4% at the end of 2010. We expect that, over time, these diversification efforts will contribute to improved profitability and retention in our Personal Lines segment and reduce earnings volatility.

Investment Portfolio

Our investment holdings totaled approximately $5.4 billion at December 31, 2010 and consist primarily of investment grade fixed maturities with net unrealized gains of $200.6 million, and cash and cash equivalents.

The U.S. and global financial markets and economies, while continuing to recover, remain in a state of uncertainty and instability. Several issuers of securities continue to be challenged by adverse business and liquidity circumstances and therefore unanticipated bond defaults could increase, particularly with respect to non-investment grade securities. Lower interest rates along with the tightening of credit spreads in 2010, primarily for commercial mortgage-backed securities, taxable municipal bonds, and corporate bonds resulted in increased unrealized gains.

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

2010 Compared to 2009

Our consolidated net income was $154.8 million in 2010, compared to $197.2 million in 2009. The $42.4 million decrease is primarily due to a $35.3 million decline in after-tax segment income, principally driven by higher catastrophe losses, which increased $39.9 million, net of taxes. Results in 2009 included a $34.5 million pre-tax gain ($22.3 million, net of taxes) associated with a tender offer whereby we repurchased at a discount a portion of our mandatorily redeemable preferred securities and our senior debentures. In 2010, we repurchased junior debentures which resulted in a $2.0 million loss (see also “Significant Transactions”). In addition, earnings from our discontinued operations decreased by $7.8 million. Partially offsetting these decreases was a $28.3 million increase in net realized investment gains, from a gain of $1.4 million in 2009, to a gain of $29.7 million in 2010.

2009 Compared to 2008

Our consolidated net income was $197.2 million in 2009, compared to $20.6 million in 2008. The $176.6 million improvement is primarily due to a $99.2 million improvement in our net realized investment position, from a loss in 2008 of $97.8 million to a gain in 2009 of $1.4 million. Additionally, results associated with the discontinued FAFLIC business improved by $91.9 million. We recognized an $84.8 million loss in 2008 due to its then pending sale, whereas in 2009, we recognized a gain of $7.1 million. In 2009, we also recognized a pre-tax gain of $34.5 million ($22.3 million net of taxes) related to the aforementioned corporate debt repurchases (see also “Significant Transactions”). These increases in earnings for the period compared to the same period in 2008 were partially offset by lower after-tax segment results of $18.5 million, and the recognition, in 2008, of a $10.1 million gain on the sale of AMGRO, Inc. (“AMGRO”).

The following table reflects segment income as determined in accordance with generally accepted accounting principles and a reconciliation of total segment income to consolidated net income.

For The Years Ended December 31	2010	2009	2008
(In millions)
Segment income before federal income taxes:
Property and Casualty
Commercial Lines	$111.2	$189.7	$169.7
Personal Lines	113.0	76.4	123.5
Other Property and Casualty	3.5	4.0	9.0

Total Property and Casualty	227.7	270.1	302.2
Interest expense on debt	(44.3)	(35.1)	(39.9)

Total segment income before federal income taxes	183.4	235.0	262.3
Federal income tax expense on segment income	(61.2)	(77.5)	(86.3)
Federal income tax settlement	—	—	6.4
Net realized investment gains (losses)	29.7	1.4	(97.8)
(Loss) gain from retirement of debt	(2.0)	34.5	—
Other non-segment items	—	—	(0.1)
Federal income tax benefit (expense) on non-segment items	3.3	(5.6)	—

Income from continuing operations, net of taxes	153.2	187.8	84.5
Discontinued operations, net of taxes:
Gain (loss) from discontinued FAFLIC business (including gain (loss) on disposal of $0.5, $7.1 and $(77.3) in 2010, 2009 and 2008)	0.5	7.1	(84.8)
Loss from discontinued accident and health business	(0.3)	(2.6)	—
Income from discontinued variable life insurance and annuity business (including gain on disposal of $1.3, $4.9 and $8.7 in 2010, 2009 and 2008)	1.3	4.9	11.3
Income from operations of AMGRO (including gain on disposal of $11.1 in 2008)	—	—	10.1
Other discontinued operations	0.1	—	(0.5)

Net income	$154.8	$197.2	$20.6

SEGMENT RESULTS

The following is our discussion and analysis of the results of operations by business segment. The segment results are presented before taxes and other items which management believes are not indicative of our core operations, including realized gains and losses.

PROPERTY AND CASUALTY

The following table summarizes the results of operations for the Property and Casualty group for the periods indicated:

FOR THE YEARS ENDED DECEMBER 31	2010	2009	2008
(In millions)
Net premiums written	$3,048.0	$2,608.7	$2,518.0

Net premiums earned	2,841.0	2,546.4	2,484.9
Net investment income	247.2	251.7	258.0
Other income	38.9	38.6	40.9

Total segment revenues	3,127.1	2,836.7	2,783.8

Losses and LAE	1,856.3	1,639.2	1,626.2
Policy acquisition expenses	669.0	581.3	556.2
Other operating expenses	374.1	346.1	299.2

Total losses and operating expenses	2,899.4	2,566.6	2,481.6

Segment income	$227.7	$270.1	$302.2

2010 Compared to 2009

The Property and Casualty group’s segment income decreased $42.4 million, or 15.7%, to $227.7 million, for the year ended December 31, 2010, compared to $270.1 million for the year ended December 31, 2009. Catastrophe related activity increased by $61.4 million in 2010, to $160.3 million, from $98.9 million in 2009. This increase was primarily related to several severe hail, wind and thunderstorm events that resulted in unusually high catastrophes, particularly in the first half of 2010. Excluding the impact of catastrophe related activity, segment income would have increased by $19.0 million. This increase was primarily due to more favorable current accident year loss results with improvements in both Commercial and Personal Lines, partially offset by lower favorable development on prior years’ loss and LAE reserves, higher expenses and slightly lower net investment income. Favorable development on prior years’ loss and LAE reserves decreased $44.2 million in 2010, from $155.3 million in 2009 to $111.1 million in 2010.

2009 Compared to 2008

The Property and Casualty group’s segment income decreased $32.1 million, or 10.6%, to $270.1 million, for the year ended December 31, 2009, compared to $302.2 million for the year ended December 31, 2008. Catastrophe related activity decreased by $70.8 million in 2009, to $98.9 million, from $169.7 million in 2008. This decrease was primarily related to Hurricanes Ike and Gustav that resulted in unusually high catastrophes in 2008. Excluding the impact of catastrophe related activity, segment income would have decreased $102.9 million. This decrease is primarily due to higher expenses, lower current accident year loss results, lower net investment income and lower favorable development on prior years’ loss and LAE reserves. Other operating expenses increased by $46.9 million, of which approximately $30 million related to higher pension costs. Favorable development on prior years’ loss and LAE reserves decreased $3.7 million in 2009, from $159.0 million in 2008 to $155.3 million in 2009.

PRODUCTION AND UNDERWRITING RESULTS

The following table summarizes GAAP net premiums written and GAAP loss, LAE, expense and combined ratios for the Commercial Lines and Personal Lines segments. GAAP loss, LAE, catastrophe loss and combined ratios shown in the following table include prior year reserve development. These items are not meaningful for our Other Property and Casualty segment.

FOR THE YEARS ENDED DECEMBER 31	2010			2009			2008
(In millions, except ratios)	GAAP Net Premiums Written	GAAP Loss Ratios (1)(2)	Catast- rophe Loss Ratios (3)	GAAP Net Premiums Written	GAAP Loss Ratios (1)(2)	Catast- rophe Loss Ratios (3)	GAAP Net Premiums Written	GAAP Loss Ratios (1)(2)	Catast- rophe Loss Ratios (3)
Commercial Lines:
Workers’ compensation	$161.3	52.7	—	$109.7	43.9	—	$127.2	44.0	—
Commercial automobile	246.1	51.5	0.3	187.3	50.6	0.6	192.8	49.0	0.3
Commercial multiple peril	559.8	51.5	9.7	366.7	46.8	6.5	368.5	54.1	16.2
Other commercial	617.6	44.4	2.9	472.6	39.2	1.0	345.2	39.2	7.6

Total Commercial Lines	1,584.8	48.8	4.5	1,136.3	44.2	2.6	1,033.7	47.1	8.3

Personal Lines:
Personal automobile	935.1	60.6	1.0	967.9	61.6	0.4	1,011.3	59.5	0.3
Homeowners	485.5	63.3	18.4	464.3	67.6	14.7	432.5	64.4	18.4
Other personal	42.3	37.8	3.3	40.0	34.7	2.3	40.2	37.0	7.4

Total Personal Lines	1,462.9	60.8	6.7	1,472.2	62.8	4.8	1,484.0	60.4	5.8

Total	$3,047.7	55.0	5.6	$2,608.5	54.3	3.9	$2,517.7	54.9	6.8

FOR THE YEARS ENDED DECEMBER 31	2010			2009			2008
(In millions, except ratios)	GAAP LAE Ratio	GAAP Expense Ratio	GAAP Combined Ratio (4)(5)	GAAP LAE Ratio	GAAP Expense Ratio	GAAP Combined Ratio (4)(5)	GAAP LAE Ratio	GAAP Expense Ratio	GAAP Combined Ratio (4)(5)
Commercial Lines	10.2	42.2	101.3	8.6	41.3	94.1	9.6	39.1	95.8
Personal Lines	10.5	27.8	99.1	11.0	28.3	102.1	11.1	28.1	99.6
Total	10.4	34.8	100.1	10.0	33.8	98.2	10.5	32.5	98.0

(1)	GAAP loss ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio reflects incurred claims compared to premiums earned. GAAP loss ratios include catastrophe losses.

(2)	Includes policyholders’ dividends.

(3)	Catastrophe loss ratio reflects incurred catastrophe claims compared to premiums earned.

(4)	GAAP combined ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio is the sum of incurred claims, claim expenses and underwriting expenses incurred to premiums earned. GAAP combined ratios include the impact of catastrophes. Federal income taxes, net investment income and other non-underwriting expenses are not reflected in the GAAP combined ratio.

(5)	Total includes favorable development of $0.8 million, $11.8 million and $1.9 million for the years ended December 31, 2010, 2009 and 2008, respectively, which is reflected in our Other Property and Casualty segment.

The following table summarizes GAAP underwriting results for the Commercial Lines, Personal Lines and Other Property and Casualty segments and reconciles it to GAAP segment income.

FOR THE YEAR ENDED DECEMBER 31, 2010
(In millions)	Commercial Lines	Personal Lines	Other Property and Casualty	Total
GAAP underwriting (loss) profit, excluding prior year reserve development and catastrophes	$(20.5)	$51.5	$—	$31.0
Prior year loss and LAE reserve development - favorable	61.5	48.8	0.8	111.1
Pre-tax catastrophe effect	(61.6)	(98.7)	—	(160.3)

GAAP underwriting (loss) profit	(20.6)	1.6	0.8	(18.2)
Net investment income (1)	129.9	102.9	14.4	247.2
Fees and other income	19.0	13.6	6.3	38.9
Other operating expenses	(17.1)	(5.1)	(18.0)	(40.2)

Segment income	$111.2	$113.0	$3.5	$227.7

FOR THE YEAR ENDED DECEMBER 31, 2009
(In millions)	Commercial Lines	Personal Lines	Other Property and Casualty	Total
GAAP underwriting loss, excluding prior year reserve development and catastrophes	$(14.6)	$(12.7)	$(0.1)	$(27.4)
Prior year loss and LAE reserve development - favorable	104.1	39.4	11.8	155.3
Pre-tax catastrophe effect	(28.6)	(70.3)	—	(98.9)

GAAP underwriting profit (loss)	60.9	(43.6)	11.7	29.0
Net investment income (1)	125.6	109.6	16.5	251.7
Fees and other income	18.4	14.4	5.8	38.6
Other operating expenses	(15.2)	(4.0)	(30.0)	(49.2)

Segment income	$189.7	$76.4	$4.0	$270.1

FOR THE YEAR ENDED DECEMBER 31, 2008
(In millions)	Commercial Lines	Personal Lines	Other Property and Casualty	Total
GAAP underwriting profit (loss), excluding prior year reserve development and catastrophes	$25.9	$18.8	$(0.7)	$44.0
Prior year loss and LAE reserve development - favorable	98.2	58.9	1.9	159.0
Pre-tax catastrophe effect	(84.3)	(85.4)	—	(169.7)

GAAP underwriting profit (loss)	39.8	(7.7)	1.2	33.3
Net investment income (1)	124.4	118.9	14.7	258.0
Fees and other income	18.3	16.0	6.6	40.9
Other operating expenses	(12.8)	(3.7)	(13.5)	(30.0)

Segment income	$169.7	$123.5	$9.0	$302.2

(1)	We manage investment assets for our property and casualty business based on the requirements of the entire Property and Casualty group. We allocate net investment income to each of our Property and Casualty segments based on actuarial information related to the underlying business.

2010 Compared to 2009

Commercial Lines

Commercial Lines net premiums written increased $448.5 million, or 39.5%, to $1,584.8 million for the year ended December 31, 2010. This increase was primarily driven by increased premiums associated with the OneBeacon renewal rights transaction of $289.1 million, and growth in our managed program business through AIX, which accounted for $63.9 million, as well as growth in various niche and segmented businesses. Also benefiting the overall growth comparison in net premiums written was a slight improvement in rate.

Commercial Lines underwriting profit decreased $81.5 million, to a loss of $20.6 million, in 2010, compared to profit of $60.9 million in 2009. This decrease was primarily due to a reduction in favorable prior year loss and LAE reserve development, increased catastrophe losses resulting from several severe hail, wind and thunderstorm events, and to higher expenses, partially offset by more favorable current accident year loss results. Catastrophe related activity increased $33.0 million in 2010, from $28.6 million in 2009 to $61.6 million in 2010, primarily in our commercial multiple peril line.

Favorable development on prior years’ loss and LAE reserves decreased $42.6 million, to $61.5 million in 2010, from $104.1 million for 2009. This change was primarily related to our surety bonds, workers’ compensation, and commercial multiple peril lines. Included in the current year results was $7.5 million of favorable LAE development, principally related to a change in the cost factors used for establishing unallocated LAE reserves. LAE in 2009 includes a benefit of $18.0 million, including $14.4 million associated with prior accident years, related to a change in our unallocated loss adjustment expense reserving methodology.

Commercial Lines underwriting loss, excluding prior year loss and LAE reserve development and catastrophes, increased $5.9 million, to a loss of $20.5 million, in 2010, compared to a loss of $14.6 million in 2009. This was primarily due to increased operating expenses, principally attributable to costs associated with our westward expansion initiative, increased variable compensation, and increased costs in our specialty business. These factors were partially offset by more favorable current accident year loss results, primarily in our surety bond and commercial multiple peril businesses.

We continue to experience significant price competition in certain lines of business in our Commercial Lines segment, particularly in our middle market accounts. The industry is also experiencing overall rate decreases. In addition, certain lines of business are more susceptible to losses during economically challenging periods. Our ability to increase Commercial Lines net premiums written while maintaining or improving underwriting results may be affected by continuing price competition and the current challenging economic environment.

Personal Lines

Personal Lines net premiums written decreased $9.3 million, or 0.6%, to $1,462.9 million for the year ended December 31, 2010. The most significant factor contributing to lower net premiums written is our continued focus on driving profit improvement in our core states, resulting in lower new business activity. Policies in force in our core states decreased 7% in 2010. This was largely offset by our efforts to diversify our Personal Lines business into targeted growth states. Policies in force in our target growth states increased 4% in 2010.

Net premiums written in the personal automobile line of business declined 3.4%, primarily as a result of lower policies in force in Michigan, Massachusetts, Florida and New York, which we attribute to our efforts to improve or maintain margins in those states and the competitive pricing environment. Net premiums written in the homeowners line of business increased 4.6%, resulting primarily from rate actions in 2010. Policies in force in the homeowners line increased in our targeted growth states, primarily from our account rounding initiatives.

Personal Lines underwriting profit increased $45.2 million, to a profit of $1.6 million, in 2010, compared to a loss of $43.6 million in 2009. This increase was primarily due to more favorable current accident year loss results, principally resulting from benign loss trends, which we attribute to improved non-catastrophe weather, and improvement in our mix of business, shifting to a greater proportion of whole account business, continued rate increases in both personal automobile and homeowners lines, and to lower expenses. These were partially offset by increased catastrophe losses due to several severe hail, wind, and thunderstorm events. Catastrophe related activity increased $28.4 million in 2010, from $70.3 million in 2009 to $98.7 million in 2010.

Favorable development on prior years’ loss and LAE reserves increased $9.4 million, to $48.8 million in 2010, from $39.4 million in 2009. Included in the current year results was $2.3 million of favorable LAE development, principally related to a change in the cost factors used for establishing unallocated loss adjustment expense reserves. LAE in 2009 included a benefit of $2.0 million, including $1.6 million associated with prior accident years, related to a change in our unallocated loss adjustment expense reserving methodology.

Personal Lines underwriting profit, excluding prior year loss and LAE reserve development and catastrophes, increased $64.2 million, to a profit of $51.5 million, in 2010, from a loss of $12.7 million in 2009. This increase was primarily due to more favorable current accident year loss results, principally resulting from lower frequency of losses, which we attribute to improved non-catastrophe weather and benign loss trends. Additionally, we experienced an improvement in our mix of business, shifting to a greater proportion of whole account business, as well as continued rate increases in both the personal automobile and homeowners lines. Also, underwriting and other operating expenses decreased, primarily due to lower pension costs, the favorable resolution of a loss contingency and to lower technology costs.

Although we have been able to obtain rate increases in our Personal Lines markets, our ability to maintain and increase Personal Lines net written premium and to maintain and improve underwriting results could be affected by increasing price competition, regulatory and legal developments and the current challenging economic conditions, particularly in Michigan and Massachusetts, which are our largest states. Our rate actions have adversely affected our ability to increase our policies in force and new business, particularly in our core states and in Florida. There is no assurance that we will be able to maintain our current level of production or maintain or increase rates in light of the highly competitive environment.

New business generally experiences higher loss ratios than our renewal business, and is more difficult to predict, particularly in states, such as some of our growth states, in which we have less experience and data. However, we believe that whole accounts offer better profitability and retention over time. Our ability to grow and be profitable will depend, in part, on our ability to continue to improve margins in the Connections Auto product and through our agency-centric, account rounding strategy. Our ability to grow could also be adversely affected by various underwriting, pricing and agency management actions.

Other Property and Casualty

Segment income of the Other Property and Casualty segment decreased $0.5 million, to $3.5 million for the year ended December 31, 2010, from $4.0 million in 2009. The decrease is primarily due to lower favorable development in our run-off voluntary pools, partially offset by lower pension costs in 2010.

2009 Compared to 2008

Commercial Lines

Commercial Lines net premiums written increased $102.6 million, or 9.9%, to $1,136.3 million for the year ended 2009. This increase was driven by growth in our specialty businesses, including the addition of AIX, which accounted for $110.2 million, and growth in our Hanover Professionals and marine businesses, which accounted for $13.0 million and $11.4 million, respectively, as well as growth in various niche and segmented businesses. Also affecting the overall growth comparison in net premiums written was improved rate, partially offset by increased reinsurance costs. Renewal retention in our core commercial lines decreased compared to the prior year, particularly in our workers’ compensation line, as we sought to improve our mix of business through a variety of pricing and underwriting actions in a very competitive environment. Additionally, our core lines premium was affected by a decrease in exposures in workers’ compensation and commercial multiple peril as a result of the difficult economic conditions.

Commercial Lines underwriting income increased $21.1 million, to $60.9 million, in 2009, compared to $39.8 million in 2008. Catastrophe losses decreased $55.7 million in 2009, to $28.6 million, from $84.3 million in the prior year. Excluding the impact of catastrophes, our underwriting income would have decreased by $34.6 million. This decrease was primarily due to higher operating expenses, primarily attributable to increased costs in our specialty businesses, higher employee and employee benefit costs, higher pension costs and higher technology costs, partially offset by lower variable compensation. Current accident year results decreased, primarily due to economic factors impacting our surety bond business. These decreases were partially offset by increased favorable development on prior years’ loss and LAE reserves of $5.9 million.

Personal Lines

Personal Lines net premiums written decreased $11.8 million, or 0.8%, to $1,472.2 million for the year ended December 31, 2009. The most significant factor contributing to lower net premiums written was a decrease in average premium size driven by changes in our premium mix toward what we expect to be more desirable account business that tends to have lower premium per policy commensurate with its better risk profile. Additionally, a decrease in premium from the Massachusetts Commonwealth Automobile Reinsurers (“CAR”) pool and increased reinsurance costs contributed to the decrease in net premiums written. The decrease in CAR related premium followed the introduction, in April 2008, of “managed competition” in Massachusetts, which restructured the private passenger automobile insurance market in the state and resulted in reduced premiums from the involuntary market. These decreases were partially offset by increases in net premiums written in our targeted growth states.

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

Net premium written in the homeowners line of business increased 7.4%, driven by an increase in policies in force of 5.3% compared to 2008, and by rate increases. This increase in policies in force was primarily driven by increases across the majority of our states due to our account rounding initiatives, partially offset by a decrease in policies in force in Florida, where throughout 2008 we non-renewed all homeowners polices.

Personal Lines underwriting loss increased $35.9 million, to a loss of $43.6 million in 2009, compared to a loss of $7.7 million in 2008. Catastrophe losses decreased $15.1 million in 2009, to $70.3 million, from $85.4 million in the prior year. Excluding the impact of catastrophes, our underwriting income would have decreased by $51.0 million. This decrease was primarily due to less favorable current accident year results, primarily due to higher non-catastrophe weather-related losses in the homeowners line caused by severe storms, to higher claims severity across all personal lines, and to less favorable development on prior years’ loss and LAE reserves of $19.5 million. Also contributing to the decrease was higher operating expenses, primarily attributable to higher pension costs and higher technology costs.

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

INVESTMENT RESULTS

Net investment income before taxes was $247.2 million for the year ended December 31, 2010, $251.7 million for the year ended December 31, 2009 and $258.0 million for the year ended December 31, 2008. The decrease in net investment income in 2010 compared to 2009 was primarily due to the utilization of fixed maturities to fund certain corporate actions, such as stock and debt repurchases and a $100 million contribution to our pension plan on January 4, 2010. The impact of lower new money yields in recent periods also contributed to the decline. These decreases were partially offset by higher income from the continued investment of cash, principally into the bond market, and the investment of proceeds from our senior debt issuance. The decrease in net investment income in 2009 compared to 2008 was primarily due to a decline in new money yields, the utilization of fixed maturities to fund the repurchase of our corporate debt and lower partnership income. These decreases were partially offset by the addition of investment income from investments held by subsidiaries acquired during 2008, and also by higher prepayment fees. Average pre-tax earned yields on fixed maturities were 5.46%, 5.53% and 5.65% for the years ended December 31, 2010, 2009, and 2008, respectively. If new money rates remain at their current lower levels, they will result in further declines in average pre-tax investment yields in future periods.

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

Our loss reserves include case estimates for claims that have been reported and estimates for claims that have been incurred but not reported (“IBNR”) at the balance sheet date. They also include estimates of the expenses associated with processing and settling all reported and unreported claims, less estimates of anticipated salvage and subrogation recoveries. Our property and casualty loss reserves are not discounted to present value.

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

IBNR reserve estimates are generally calculated by first projecting the ultimate cost of all claims that have occurred or are expected to occur in the future in aggregate and then subtracting reported losses and loss expenses. Reported losses include cumulative paid losses and loss expenses plus case reserves. The IBNR reserve includes a provision for claims that have occurred but have not yet been reported to us, some of which may not yet be known to the insured, as well as a provision for future development on reported claims. IBNR represents a significant proportion of our total net loss reserves, particularly for long tail liability classes. In fact, approximately 48% of our aggregate net loss reserves at December 31, 2010 were for IBNR losses and loss expenses.

Management’s process for establishing loss reserves is primarily based on the results of our reserving actuaries’ quarterly reserving process; however, there are a number of other factors in addition to the actuarial point estimates as further described under the section below entitled “Loss and LAE Reserves by Line of Business.” In establishing our loss reserves, we consider facts currently known and the present state of the law and coverage litigation. Based on all information currently available, we believe that the aggregate loss reserves at December 31, 2010 were adequate to cover claims for losses that had occurred as of that date, including both those known to us and those yet to be reported. However, as described below, there are significant uncertainties inherent in the loss reserving process. Management’s estimate of the ultimate liability for losses that had occurred as of December 31, 2010 is expected to change in future periods as we obtain further information, and such changes could have a material effect on our results of operations and financial condition.

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

Given the inherent complexity of our loss reserving process and the potential variability of the assumptions used, the actual emergence of losses will vary, perhaps substantially, from the estimate of losses included in our financial statements, particularly in those instances where settlements do not occur until well into the future. Our net loss reserves at December 31, 2010 were $2.2 billion. Therefore, a relatively small percentage change in the estimate of net loss reserves would have a material effect on our results of operations.

There is greater inherent uncertainty in estimating insurance reserves for certain types of property and casualty insurance lines, particularly workers’ compensation, personal and bodily injury in our automobile lines, and other liability lines, where a longer period of time may elapse before a definitive determination of ultimate liability and losses may be made. In addition, the technological, judicial, regulatory and political climates involving these types of claims change regularly. There is also greater uncertainty in establishing reserves with respect to new business, particularly new business which is generated with respect to newly introduced product lines, by newly appointed agents or in geographies in which we have less experience in conducting business, such as the program business written by our AIX subsidiary, our new professional liability specialty lines or business written in the western part of the country. In such cases, there is less historical experience or knowledge and less data upon which the actuaries can rely. Historically, we have limited the issuance of long tailed other liability policies, including directors and officers (“D&O”) liability, errors and omissions (“E&O”) liability and medical professional liability. With the acquisition of Hanover Professionals in 2007, which writes lawyers professional E&O coverage, the acquisition of Campania in 2010, which writes medical professional liability and product liability coverages, and the introduction of new specialty coverages, such as the company’s management liability products, we are increasing and expect to continue to increase our exposure to longer tailed liability lines, including D&O coverages.

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

We regularly review our reserving techniques, our overall reserving position and our reinsurance. Based on (i) our review of historical data, legislative enactments, judicial decisions, legal developments in impositions of damages and policy coverage, political attitudes and trends in general economic conditions, (ii) our review of per claim information, (iii) our historical loss experience and that of the industry, (iv) the relatively short-term nature of most policies written by us, and (v) our internal estimates of required reserves, we believe that adequate provision has been made for loss reserves. However, establishment of appropriate reserves is an inherently uncertain process and there can be no certainty that current established reserves will prove adequate in light of subsequent actual experience. A significant change to the estimated reserves could have a material impact on our results of operations and financial position. An increase or decrease in reserve estimates would result in a corresponding decrease or increase in financial results. For example, each one percentage point change in the aggregate loss and LAE ratio resulting from a change in reserve estimation is currently projected to have an approximate $28 million impact on property and casualty segment income, based on 2010 full year premiums.

As discussed below, estimated loss and LAE reserves for claims occurring in prior years developed favorably by $111.1 million, $155.3 million, and $159.0 million for the years ended December 31, 2010, 2009, and 2008 respectively, which represented 5.1%, 7.4% and 7.2% of net loss reserves held at the end of each such period.

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

We are also defendants in various litigation, including putative class actions, which claim punitive damages, bad faith or extracontractual damages, or claim a broader scope of policy coverage than our interpretation.

Loss and LAE Reserves by Line of Business

Reserves Other than those Relating to Asbestos and Environmental Claims

Our loss reserves include amounts related to short tail and long tail classes of business. “Tail” refers to the time period between the occurrence of a loss and the settlement of the claim. The longer the time span between the incidence of a loss and the settlement of the claim, the more the ultimate settlement amount is likely to vary from our original estimate.

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

The following tables and related discussion includes disclosure of possible variation from current actuarial estimates of loss reserves due to a change in certain key assumptions for the primary long tail coverages within certain lines of business, which typically represent the areas of greatest uncertainty in our reserving process. These tables are included simply to illustrate how certain changes in data or in our assumptions can affect reserves for particular lines. We believe that the estimated variation in reserves detailed in the following tables is a reasonable estimate of the possible variation that may occur in the future, and are provided to illustrate the relationship between claim reporting patterns and expected loss ratios, respectively, on actuarial loss reserve estimates for the lines identified. However, if such variation did occur, it would likely occur over a period of several years and therefore its impact on our results of operations would be spread over the same period. It is important to note, however, that there is the potential for future variation greater than the following amounts and for any such variations to be recognized in a single quarterly or annual period.

As noted, the following tables illustrate the relationship between the impact on our actuarial loss reserve estimates of reasonably likely variations to claim reporting patterns and expected actuarial estimates of ultimate loss costs, two key actuarial assumptions used to estimate our net reserves at December 31, 2010, from the assumptions utilized by our actuaries. The five point change to our expected loss ratio selections, which incorporate variability in both ultimate frequency and severity, are within the historical variation present in our prior accident year development. The three month change to reporting patterns represent claims reporting that is both faster and slower than our current reporting assumption for reported loss patterns and this degree of change is within the historical variation present in actual reporting patterns. A faster reporting pattern results in lower indicated net loss reserves due to the presumption that a higher proportion of ultimate claims have been reported thus far; therefore, a lower proportion of ultimate claims needs to be carried as IBNR. A slower reporting pattern results in higher indicated net loss reserves due to the presumption that a lower proportion of ultimate claims have been reported thus far; and therefore, a higher proportion of ultimate claims need to be carried as IBNR.

The results show the cumulative dollar difference between our current actuarial estimate and the estimate that we would develop if our understanding with respect to loss reporting patterns and ultimate loss costs were different by three months or five points, respectively. No consideration has been given to potential correlation or lack of correlation among key assumptions or among lines of business and coverage. As a result, it would be inappropriate to take the amounts described in the following table and add them together in an attempt to estimate volatility in total. While we believe these are reasonably likely scenarios, we do not believe the reader should consider the following sensitivity analysis as an actual reserve range.

EXPECTED DOLLAR EFFECT ON ACTUARIAL LOSS RESERVE ESTIMATES
(In millions)
	Change in Expected Loss Ratio
Reporting Pattern	5 points lower	Unchanged	5 points higher
Personal Automobile Bodily Injury (1)
3 months faster	$(20)	$(15)	$(9)
Unchanged	(7)	—	7
3 months slower	10	18	27
Workers’ Compensation Indemnity
3 months faster	$(8)	$(5)	$(1)
Unchanged	(4)	—	4
3 months slower	(2)	3	7
Workers’ Compensation Medical
3 months faster	$(5)	$(3)	$(1)
Unchanged	(2)	—	2
3 months slower	(1)	2	4
Commercial Multiple Peril Liability
3 months faster	$(11)	$(6)	$(2)
Unchanged	(5)	—	5
3 months slower	1	6	12

(1)	Example: Personal Automobile Bodily Injury, if losses are actually developing and emerging three months slower than we anticipate in our models, our actuarial estimate for this coverage would be understated by $18 million. If our assumed payment patterns are consistent with our expectations, but the expected loss ratio in our model is 5% too low, then our actuarial estimate for this coverage would be understated by $7 million.

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

On August 1, 2010, the Michigan Supreme Court issued a decision in a case captioned McCormick v. Carrier, et al, overturning the so-called Kreiner decision, and in doing so, we believe the Court significantly expanded the circumstances under which claimants can sue for non-economic losses (for example, pain and suffering) resulting from automobile accidents in Michigan. We believe the revised standard will significantly increase certain unresolved past claims and future claims for non-economic damages in our personal automobile line. Accordingly, we established our actuarial point estimates based upon our understanding of the law as of December 31, 2010. As of December 31, 2009, our actuarial point estimates were established based upon the prior law, but management considered the likelihood of an adverse decision in this matter in establishing additional recorded net reserves greater than actuarially indicated reserves. As a result, the actuarial point estimate for the personal automobile line was increased by approximately $15 million during the third quarter of 2010 to take into account the estimated effects of the McCormick decision. A corresponding and offsetting decrease was made to the reserve established in excess of the actuarial point estimate for this line of business.

The table below shows our recorded reserves, net of reinsurance, and the related actuarial reserve point estimates by line of business at December 31, 2010 and 2009.

DECEMBER 31	2010		2009
(In millions)	Recorded Net Reserves	Actuarial Point Estimate	Recorded Net Reserves	Actuarial Point Estimate
Workers’ Compensation	$329.9	$318.5	$334.5	$324.6
Commercial Automobile	172.0	168.8	157.4	152.2
Commercial Multiple Peril	426.2	408.4	395.3	372.7
Other Commercial Lines	344.0	330.6	287.5	274.8
Personal Automobile	634.4	618.7	663.6	632.9
Homeowners	109.3	104.0	88.6	83.9
Other Personal Lines	18.1	19.2	20.2	19.2
Asbestos and Environmental	10.1	10.4	11.3	11.4
Pools and Other	116.3	116.3	133.5	133.5

Total	$2,160.3	$2,094.9	$2,091.9	$2,005.2

At December 31, 2010 and December 31, 2009, total recorded net reserves were 3.1% and 4.3% greater than actuarially indicated reserves, respectively. The principal factors considered by management, in addition to the actuarial point estimates, in determining the reserves at December 31, 2010 and 2009 vary by line of business.

In our Commercial Lines segment, management considered the growth in our specialty lines, including our acquisitions over the past few years, inland marine and surety bond businesses, product mix changes and recent adverse frequency and severity trends in certain coverages. Management considered the recent trends in our contract surety bond business where higher loss trends have emerged in recent quarters related to declining general economic conditions. Additionally, management considered the potential for adverse development in workers’ compensation where losses tend to emerge over long periods of time, trends are cyclical related to general economic conditions, and rising medical costs, while moderating, have continued to be a concern. With the growth of our specialty lines, we are modestly increasing our exposure to longer tailed liability lines and there is less historical experience and less actuarial data available, all of which results in less certainty when estimating ultimate reserves. In our commercial multiple peril line, management considered the potential for adverse development due to increasing legal defense costs related to exposures, such as personal injury, advertising injury, Chinese drywall, and other complex cases that may continue to trend higher than expected.

In our Personal Lines segment, management considered the Michigan Supreme Court’s recent decision to overturn the so-called Kreiner decision and the resulting increase in our actuarial indications during the year as described above, the potential impact of the adverse frequency and development trends in personal and bodily injury claims in our automobile line related to the 2008 through 2010 accident years and the related potential for continued adverse trends due to costs shifting from health insurers to property and casualty insurers resulting from continued economic concerns and health insurance coverage trends, all of which have added additional uncertainty to future development in our personal automobile line. Additionally, management considered the growth in our new business in a number of states where there is additional uncertainty in the ultimate profitability and development of reserves due to the unseasoned nature of our new business and new agency relationships in these markets. Although our experience and data in these areas is growing with the passage of time, a sufficient number of years of actuarial data is not yet available to base loss estimates solely on this data in new geographical areas and agency relationships and with new products. As a result, there is less certainty when estimating ultimate reserves and more judgment by management is required. In our homeowners line, management also considered the potential for adverse development related to catastrophe losses.

The table below provides a reconciliation of the beginning and ending gross reserve for unpaid losses and LAE as follows:

FOR THE YEARS ENDED DECEMBER 31	2010	2009	2008
(In millions)
Reserve for losses and LAE, beginning of year	$3,152.1	$3,201.3	$3,165.8
Incurred losses and LAE, net of reinsurance recoverable:
Provision for insured events of current year (1)	1,966.4	1,793.5	1,784.6
Decrease in provision for insured events of prior years; favorable development	(111.1)	(155.3)	(159.0)

Total incurred losses and LAE	1,855.3	1,638.2	1,625.6

Payments, net of reinsurance recoverable:
Losses and LAE attributable to insured events of current year	1,077.8	970.9	999.9
Losses and LAE attributable to insured events of prior years	738.6	788.5	712.4

Total payments	1,816.4	1,759.4	1,712.3

Change in reinsurance recoverable on unpaid losses	48.3	72.0	(11.9)
Purchase of Verlan Fire Insurance Company	—	—	4.2
Purchase of AIX Holdings, Inc.	—	—	129.9
Purchase of Campania Holdings, Inc.	36.5	—	—

Reserve for losses and LAE, end of year	$3,275.8	$3,152.1	$3,201.3

(1)	Includes unfavorable reserve development related to catastrophe losses of $4.1 million, $7.0 million, and $0.7 million in 2010, 2009, and 2008, respectively.

The table below summarizes the gross reserve for losses and LAE by line of business:

DECEMBER 31	2010	2009	2008
(In millions)
Workers’ Compensation	$527.1	$524.1	$547.0
Commercial Automobile	224.5	217.4	226.4
Commercial Multiple Peril	470.4	449.7	499.5
Other Commercial	559.1	517.4	483.8

Total Commercial	1,781.1	1,708.6	1,756.7

Personal Automobile	1,358.4	1,303.4	1,292.5
Homeowners and Other	136.3	140.1	152.1

Total Personal	1,494.7	1,443.5	1,444.6

Total reserve for losses and LAE	$3,275.8	$3,152.1	$3,201.3

The total reserve for losses and LAE as disclosed in the above tables increased by $123.7 million in 2010 and decreased by $49.2 million in 2009.

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

The following table summarizes the change in provision for insured events of prior years, excluding catastrophe losses, by line of business.

FOR THE YEARS ENDED DECEMBER 31	2010	2009	2008
(In millions)
(Decrease) increase in loss provision for insured events of prior years:
Workers’ Compensation	$(21.2)	$(28.2)	$(27.6)
Commercial Automobile	(4.0)	(7.1)	(9.3)
Commercial Multiple Peril	(20.6)	(28.8)	(36.1)
Other Commercial	(0.5)	(17.1)	(18.0)

Total Commercial	(46.3)	(81.2)	(91.0)

Personal Automobile	(37.8)	(44.9)	(54.6)
Homeowners and Other	(3.6)	4.8	(6.9)

Total Personal	(41.4)	(40.1)	(61.5)
Voluntary Pools	(0.8)	(11.8)	(1.9)

Decrease in loss provision for insured events of prior years	(88.5)	(133.1)	(154.4)

Decrease in LAE provision for insured events of prior years	(22.6)	(22.2)	(4.6)

Decrease in total loss and LAE provision for insured events of prior years	$(111.1)	$(155.3)	$(159.0)

Estimated loss reserves for claims occurring in prior years developed favorably by $88.5 million, $133.1 million and $154.4 million during 2010, 2009 and 2008, respectively. The favorable loss reserve development during the year ended December 31, 2010 is primarily the result of lower than expected severity in the personal automobile line across all coverages and lower frequency in the personal automobile line in property coverages, primarily related to the 2009 accident year, and lower than expected frequency in the workers’ compensation line, primarily related to the 2008 and 2009 accident years. In addition, lower than expected severity in the commercial multiple peril line in liability coverages, primarily related to the 2007 through 2009 accident years and in the commercial umbrella line related to the 2007 through 2009 accident years contributed to the favorable development, partially offset by unfavorable development in our bond line, primarily related to the 2009 accident year.

The favorable loss reserve development during the year ended December 31, 2009 is primarily the result of lower than expected severity of bodily injury in the personal automobile line, primarily in the 2005 through 2008 accident years, lower than expected severity in the workers’ compensation line, primarily in the 2000 through 2008 accident years and lower than expected severity in the commercial multiple peril line, primarily in the 2005 through 2007 accident years. In addition, lower than expected severity in the bond line, lower projected losses in our run-off voluntary pools and lower projected exposures to asbestos and environmental liability for our direct written business contributed to the favorable development. Partially offsetting the favorable development was unfavorable non-catastrophe weather-related property loss development, primarily related to our homeowners, commercial property and personal automobile physical damage lines, which developed unfavorably by $6.8 million, $6.7 million, and $1.6 million, respectively.

The favorable loss reserve development during the year ended December 31, 2008 is primarily the result of lower than expected severity of bodily injury in the personal automobile line, primarily in the 2003 through 2007 accident years, and lower than expected severity of liability claims in the commercial multiple line for the 2002 through 2007 accident years. In addition, lower than expected severity in the workers’ compensation line, primarily in the 2003 through 2007 accident years, contributed to the favorable development.

During the years ended December 31, 2010, 2009 and 2008, estimated LAE reserves for claims occurring in prior years developed favorably by $22.6 million, $22.2 and $4.6 million, respectively. The 2010 amount includes $9.8 million of favorable development resulting from a change in the cost factors used for establishing unallocated loss adjustment expense reserves. The favorable LAE development in 2010 is also attributable to improvements in ultimate loss activity on prior accident years, primarily in the commercial multiple peril, personal automobile, and workers’ compensation lines. In 2009, we changed our unallocated loss adjustment expense reserving methodology from that based on cash payments to that based on unit costs, which resulted in a $20.0 million benefit, of which $16.0 million related to prior years. We believe that the methodology based on unit costs is more representative of our future costs of settling our existing claims. The favorable development in 2008 was primarily attributable to the aforementioned improvement in ultimate loss activity on prior accident years, primarily in the commercial multiple peril line.

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

The following table summarizes our asbestos and environmental reserves (net of reinsurance and excluding pools).

FOR THE YEARS ENDED DECEMBER 31	2010			2009			2008
(In millions)	Asbestos	Environmental	Total	Asbestos	Environmental	Total	Asbestos	Environmental	Total
Beginning reserves	$6.5	$4.8	$11.3	$10.3	$8.2	$18.5	$11.3	$8.1	$19.4
Incurred (reduction in) losses and LAE	1.1	(1.5)	(0.4)	(3.7)	(3.4)	(7.1)	(0.3)	(2.0)	(2.3)
(Paid) reimbursed losses and LAE	(0.8)	—	(0.8)	(0.1)	—	(0.1)	(0.7)	2.1	1.4

Ending reserves	$6.8	$3.3	$10.1	$6.5	$4.8	$11.3	$10.3	$8.2	$18.5

Ending loss and LAE reserves for all direct business written by our property and casualty companies related to asbestos and environmental damage liability, included in the reserve for losses and LAE, were $10.1 million, $11.3 million and $18.5 million, net of reinsurance of $19.9 million for both 2010 and 2009, and $13.9 million in 2008. During 2010, we reduced our asbestos and environmental reserves by $1.2 million due to several small settlements. In recent years, average asbestos and environmental payments have declined modestly. As a result of the declining payments, our actuarial indicated point estimate of asbestos and environmental liability reserves was lowered resulting in favorable reserve development of $7.1 million during the year ended December 31, 2009. During 2008, our asbestos and environmental reserves decreased by $0.9 million, primarily due to a favorable cash recovery from a reinsurer on a prior year environmental claim. As a result of our historical direct underwriting mix of Commercial Lines policies toward smaller and middle market risks, past asbestos and environmental damage liability loss experience has remained minimal in relation to our total loss and LAE incurred experience.

In addition, and not included in the numbers above, we have established loss and LAE reserves for assumed reinsurance pool business with asbestos and environmental damage liability of $33.9 million, $45.6 million and $58.4 million at December 31, 2010, 2009 and 2008, respectively. These reserves relate to pools in which we have terminated our participation; however, we continue to be subject to claims related to years in which we were a participant. Results of operations from these pools are included in our Other Property and Casualty segment. The $11.7 million decrease in these reserves during 2010 was primarily due to a large claim settlement within these pools. A significant part of our pool reserves relates to our participation in the Excess and Casualty Reinsurance Association (“ECRA”) voluntary pool from 1950 to 1982. In 1982, the pool was dissolved and since that time, the business has been in run-off. Our percentage of the total pool liabilities varied from 1% to 6% during these years. Our participation in this pool has resulted in average paid losses of approximately $2 million annually over the past ten years.

During the year ended December 31, 2009, our ECRA pool reserves were lowered by $6.3 million as the result of an actuarial study completed by the ECRA pool manager. Management reviewed the ECRA actuarial study, concurred that the study was reasonable, and adopted its actuarial point estimate. In addition, management recorded favorable development of $4.3 million on a separate large claim settlement within these pools. Because of the inherent uncertainty regarding the types of claims in these pools, we cannot provide assurance that our reserves will be sufficient.

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

REINSURANCE

Our Property and Casualty group maintains a reinsurance program designed to protect against large or unusual losses and LAE activity. We utilize a variety of reinsurance agreements that are intended to control our exposure to large property and casualty losses, stabilize earnings and protect capital resources, including facultative reinsurance, excess of loss reinsurance and catastrophe reinsurance. We determine the appropriate amount of reinsurance based upon our evaluation of the risks insured, exposure analyses prepared by consultants, our capital allocation models and on market conditions, including the availability and pricing of reinsurance. Reinsurance contracts do not relieve us from our primary obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to us. We believe that the terms of our reinsurance contracts are consistent with industry practice in that they contain standard terms and conditions with respect to lines of business covered, limit and retention, arbitration and occurrence. Based on an ongoing review of our reinsurers’ financial statements, reported financial strength ratings from rating agencies, and the analysis and guidance of our reinsurance advisors, we believe that our reinsurers are financially sound.

Catastrophe reinsurance serves to protect us, as the ceding insurer, from significant losses arising from a single event such as snow, ice storm, windstorm, hail, hurricane, tornado, riot or other extraordinary events. There were no ceded losses under our catastrophe reinsurance agreements in 2010 or 2009, and $0.3 million in 2008. In 2009, we purchased catastrophe reinsurance coverage, which provided for maximum loss coverage limits of $700 million and a combined co-participation and retention level of $197 million of losses for a single event. Effective July 1, 2009, for a twelve month term, we purchased an additional $200 million excess of $700 million layer and a co-participation of $100 million of losses for a single event. In July 2010, we renewed this coverage, however, we modified our co-participation levels. We previously retained 50% of the losses associated with this layer. Beginning on July 1, 2010, 100% of losses in this layer are covered by reinsurance. Also, effective July 1, 2010, for a twelve month term, we purchased an additional $100 million excess of $900 million property catastrophe coverage layer. Both of these layers only provide coverage for perils in the Northeast.

Although we believe our retention and co-participation amounts for 2010 and 2011 are appropriate given our surplus level and the current reinsurance pricing environment, there can be no assurance that our reinsurance program will provide coverage levels that will prove adequate should we experience losses from one significant or several large catastrophes during 2011. Additionally, as a result of the current economic environment as well as losses incurred by reinsurers in recent years, the availability and pricing of appropriate reinsurance programs may be adversely affected in future renewal periods. We may not be able to pass these costs on to policyholders in the form of higher premiums or assessments.

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

Discontinued Operations

Discontinued operations consist of: (i) Discontinued FAFLIC Business, including both the loss associated with the sale of FAFLIC on January 2, 2009 and the loss or income resulting from its prior business operations; (ii) Discontinued Operations of our Variable Life Insurance and Annuity Business in 2005; and (iii) Discontinued Accident and Health Business.

Discontinued FAFLIC Business

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

The following table summarizes the results for this discontinued business for the periods indicated:

For the Years Ended December 31	2010	2009	2008
(In millions)
Gain (loss) on sale of FAFLIC, net of taxes	$0.5	$7.1	$(77.3)
Loss from operations of FAFLIC business, including net realized losses of $14.4 for the year ended December 31, 2008	—	—	(7.5)

Gain (loss) from discontinued FAFLIC business, net of taxes	$0.5	$7.1	$(84.8)

Gain (Loss) on sale of FAFLIC

The following table summarizes the components of the loss recognized in 2008 related to the sale of FAFLIC.

For the Year Ended December 31	2008
(In millions)
Carrying value of FAFLIC before pre-close dividend	$267.7	(1)
Pre-close net dividend	(129.8	)(2)

	137.9
Proceeds from sale	105.8	(3)

Loss on sale before impact of transaction and other costs	(32.1)
Transaction costs	(3.9	)(4)
Liability for certain legal indemnities and employee-related costs	(8.2	)(5)
Other miscellaneous adjustments	(33.1	)(6)

Net loss	$(77.3)

(1)	Shareholder’s equity in the FAFLIC business, prior to the impact of the sale transaction.
(2)	Net pre-close dividends.
(3)	Proceeds to THG from Commonwealth Annuity.
(4)	Transaction costs include legal, actuarial and other professional fees.
(5)	Liability for expected contractual indemnities of FAFLIC recorded at December 31, 2008. These costs also include severance and retention payments anticipated to result from this transaction.
(6)	Included in other miscellaneous adjustments are investment losses of $48.5 million, as well as favorable reserve adjustments related to the accident and health business of $15.6 million.

In 2010 and 2009, we recognized gains of $0.5 million and $7.1 million, net of tax, respectively, related to the sale of FAFLIC. These gains were primarily due to our change in our estimate of indemnification liabilities related to the sale. The gain in 2009 also reflects the release of sale-related accruals and a tax adjustment relating to FAFLIC’s operations in prior tax years.

In connection with the sales transaction, we agreed to indemnify Commonwealth Annuity for certain legal, regulatory and other matters that existed as of the sale. Accordingly, we established a pre-tax gross liability for guarantees and indemnifications of $9.9 million. As of December 31, 2010, our total pre-tax gross liability related to these guarantees was $1.2 million. Although we believe our current estimate for this liability is appropriate, there can be no assurance that this estimate will be sufficient to pay future expenses associated with these guarantees.

Loss from Operations of FAFLIC Business

The following table summarizes the results of FAFLIC’s operations in 2008:

For the Year Ended December 31	2008
(In millions)
Premiums	$25.6
Fees and other loss	(0.7)
Net investment income	66.2
Net realized investment losses	(14.4)

Total revenue	76.7
Policy benefits, claims and losses	69.7
Policy acquisition and other operating expenses	9.9

Loss included in discontinued operations before federal income taxes	(2.9)
Federal income tax expense	4.6

Loss from discontinued operations of FAFLIC	$(7.5)

The loss from FAFLIC’s discontinued operations was $7.5 million for the year ended December 31, 2008, which reflects other-than-temporary impairments in 2008 and losses associated with the sale of fixed maturities, partially offset by favorable run-off of the business.

Discontinued Operation of our Variable Life Insurance and Annuity Business

On December 30, 2005, we sold our run-off variable life insurance and annuity business to Goldman Sachs and indemnified Goldman Sachs for certain litigation, regulatory matters and other liabilities relating to the pre-closing activities. Results currently consist primarily of expense and recoveries relating to indemnification obligations incurred in connection with this sale. The following table summarizes the results for this discontinued business for the periods indicated.

For the Years Ended December 31	2010	2009	2008
(In millions)
Gain on disposal of variable life insurance and annuity business, net of taxes	$1.3	$4.9	$11.3

For the years ended December 31, 2010, and December 31, 2009, we recorded gains of $1.3 million and $4.9 million, net of tax, respectively, primarily related to changes in our estimate of liabilities related to certain indemnities to Goldman Sachs relating to pre-sale activities of the business sold. For the year ended December 31, 2008, we recorded a gain of $11.3 million, net of tax, primarily from an $8.6 million release of liabilities related to certain contractual indemnities to Goldman Sachs, and a $2.7 million tax benefit from a settlement with the Internal Revenue Service (“IRS”) related to tax years 1995 through 2001.

As of December 31, 2010, our total gross liability for guarantees and indemnifications provided in connection with the disposal of our former variable life insurance and annuity business was $4.2 million on a pre-tax basis. Although we believe our current estimate for this liability is appropriate, there can be no assurance that this estimate will be sufficient to pay future expenses associated with these guarantees.

Discontinued Accident and Health Business

In 2010, we recognized a loss from the discontinued accident and health insurance business of $0.3 million, driven by increased reserves resulting from our current interpretation of the provisions of the Patient Protection and Affordable Care Act (“PPACA”), as well as realized investment losses due to impairments, which were partially offset by net investment income. In 2009, we recognized a loss of $2.6 million related to this business, primarily from net realized investment losses resulting from other-than-temporary impairments. The accident and health business had no financial results that impacted 2008. For a description of the business, see “Discontinued Operations” in the Business Section on page 15 of this Form 10-K.

OTHER ITEMS

Net realized gains on investments were $29.7 million for 2010 compared to gains of $1.4 million for 2009 and losses of $97.8 million for 2008. Net realized gains in 2010 are due to $43.6 million of gains recognized, primarily from the sale of fixed maturities and equity securities, partially offset by a $13.9 million of other-than-temporary impairments from fixed maturities, low-income housing tax partnerships and equity securities. Net realized investment gains in 2009 resulted from $34.3 million of gains recognized principally from the sale of fixed maturities, partially offset by $32.9 million of other-than-temporary impairments from both fixed maturities and equity securities. In 2008, losses resulted primarily from $113.1 million of other-than-temporary impairments, primarily from fixed maturities, partially offset by $15.3 million of gains recognized principally from the sale of fixed maturities.

During 2009, we completed a cash tender offer to repurchase a portion of our 8.207% Series B Capital Securities due in 2027 that were issued by AFC Capital Trust I (subsequently redeemed and exchanged for Junior Subordinated Debentures) and a portion of our 7.625% Senior Debentures due in 2025 that were issued by THG. AFC Capital Trust I was subsequently liquidated as of July 30, 2009. As a result of these actions and including securities repurchased prior and subsequent to the tender offer, we recorded a pre-tax gain of $34.5 million in 2009. In 2010, we repurchased an additional $36.5 million of our Junior Subordinated Debentures at a cost of $38.5 million, resulting in a $2.0 million loss on the repurchases (see “Other Significant Transactions” on pages 66 to 68 for further discussion regarding these items).

During 2008, we recognized income of $10.1 million, which reflects an $11.1 million gain on the sale of AMGRO, partially offset by losses from the operations of AMGRO during that period. Additionally, in 2008, we recognized a $6.4 million tax benefit resulting from a settlement with the IRS for tax years 1995 through 2001.

Net income includes the following items:

(In millions)
	Property and Casualty
2010	Commercial Lines	Personal Lines	Other Property and Casualty (2)	Discontinued Operations	Total
Net realized investment gains (losses) (1)	$13.3	$17.8	$(1.4)	$—	$29.7
Loss from retirement of debt	—	—	(2.0)	—	(2.0)
Gain from discontinued FAFLIC business, net of taxes	—	—	—	0.5	0.5
Loss from discontinued accident and health business, net of taxes	—	—	—	(0.3)	(0.3)
Gain on disposal of variable life insurance and annuity business, net of taxes	—	—	—	1.3	1.3
Other discontinued operations, net of taxes	—	—	—	0.1	0.1

2009
Net realized investment gains (losses) (1)	$0.3	$(0.8)	$1.9	$—	$1.4
Gain from retirement of debt	—	—	34.5	—	34.5
Gain from discontinued FAFLIC business, net of taxes	—	—	—	7.1	7.1
Loss from discontinued accident and health business, net of taxes	—	—	—	(2.6)	(2.6)
Gain on disposal of variable life insurance and annuity business, net of taxes	—	—	—	4.9	4.9

2008
Net realized investment (losses) gains (1)	$(53.4)	$(53.6)	$9.2	$—	$(97.8)
Federal income tax settlement	2.1	5.6	(1.3)	—	6.4
Other non-segment items	(0.1)	—	—	—	(0.1)
Loss from discontinued FAFLIC business (including loss on disposal of $77.3), net of taxes	—	—	—	(84.8)	(84.8)
Gain on disposal of variable life insurance and annuity business, net of taxes	—	—	—	11.3	11.3
Income from operations of AMGRO (including gain on disposal of $11.1), net of taxes	—	—	—	10.1	10.1
Other discontinued operations	—	—	—	(0.5)	(0.5)

(1)	We manage investment assets for our property and casualty business based on the requirements of the entire property and casualty group. We allocate the investment income, expenses and realized gains (losses) to our Commercial Lines, Personal Lines and Other Property and Casualty segments based on actuarial information related to the underlying business.
(2)	Includes corporate eliminations.

INVESTMENT PORTFOLIO

We held investment assets diversified across several asset classes, as follows:

DECEMBER 31	2010		2009
(In millions, except percentage data)	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
Fixed maturities (1)	$4,915.2	91.4%	$4,732.4	91.9%
Equity securities (1)	128.6	2.4	69.3	1.3
Cash and cash equivalents (1)	292.9	5.5	316.7	6.1
Other long-term investments	39.4	0.7	32.3	0.7

Total, including assets of discontinued operations	5,376.1	100.0%	5,150.7	100.0%
Investment assets of discontinued operations	(119.8)		(117.1)

Total investment assets of continuing operations	$5,256.3		$5,033.6

(1)	We carry these investments at fair value.

Investment Assets

The following discussion includes the investment assets of our continuing operations, as well as the investment assets of our discontinued accident and health business.

Total investment assets increased $225.4 million, or 4.4%, to $5.4 billion for the year ended December 31, 2010, of which fixed maturities increased $182.8 million, equities increased $59.3 million, and cash and cash equivalents decreased $23.8 million. The increase in fixed maturities is primarily due to market value appreciation and investment assets acquired with our new subsidiary, Campania. The increase in equity securities is primarily due to additional net investments in 2010.

Our fixed maturity portfolio is comprised primarily of investment grade corporate securities, taxable and tax-exempt issues of state and local governments, residential mortgage-backed securities, commercial mortgage-backed securities, U.S. government securities and asset-backed securities.

The following table provides information about the investment type and credit quality of our fixed maturities portfolio:

DECEMBER 31	2010
(In millions, except percentage data) Investment Type	Rating Agency Equivalent Designation	Amortized Cost	Fair Value	Net Unrealized Gain (Loss) (1)	Change in Net Unrealized for the Year
Corporates:
NAIC 1	Aaa/Aa/A	$1,002.2	$1,058.6	$56.4	$24.1
NAIC 2	Baa	1,012.6	1,082.5	69.9	21.4
NAIC 3 and below	Ba, B, Caa and lower	341.4	360.8	19.4	15.5

Total corporates		2,356.2	2,501.9	145.7	61.0
Asset-backed:
Residential mortgage-backed securities		725.4	755.3	29.9	14.3
Commercial mortgage-backed securities		350.7	368.1	17.4	14.7
Asset-backed securities		57.5	61.2	3.7	1.2
Municipals:
Taxable		813.7	812.8	(0.9)	15.7
Tax-exempt		149.7	152.7	3.0	(1.1)
U.S. government		261.4	263.2	1.8	2.3

Total fixed maturities (2)		$4,714.6	$4,915.2	$200.6	$108.1

(1)	Includes $33.7 million unrealized loss related to other-than-temporary impairment losses recognized in other comprehensive income.
(2)	Includes discontinued accident and health business of $115.8 million in amortized cost and $117.3 million in fair value at December 31, 2010.

During 2010, our net unrealized gains on fixed maturities increased $108.1 million, or 117%, to a net unrealized gain of $200.6 million at December 31, 2010 from $92.5 million at December 31, 2009, largely due to lower prevailing interest rates combined with the tightening of credit spreads in the fixed income markets.

Amortized cost and carrying value by rating category for the years ended December 31, 2010 and 2009 were as follows:

DECEMBER 31		2010			2009
(In millions, except percentage data)
NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost	Carrying Value	% of Total Carrying Value	Amortized Cost	Carrying Value	% of Total Carrying Value
1	Aaa/Aa/A	$3,178.8	$3,292.9	67.0%	$3,120.8	$3,168.0	66.9%
2	Baa	1,168.1	1,234.6	25.1	1,198.0	1,240.3	26.2
3	Ba	173.8	182.6	3.7	138.2	130.5	2.8
4	B	139.5	144.2	3.0	93.1	98.0	2.1
5	Caa and lower	42.0	45.2	0.9	84.0	88.0	1.9
6	In or near default	12.4	15.7	0.3	5.8	7.6	0.1

Total fixed maturities (1)		$4,714.6	$4,915.2	100.0%	$4,639.9	$4,732.4	100.0%

(1)	Includes discontinued accident and health business of $115.8 million in amortized cost and $117.3 million in fair value at December 31, 2010, and $119.6 million in amortized cost and $116.8 million in fair value at December 31, 2009.

Based on ratings by the National Association of Insurance Commissioners (“NAIC”), approximately 92% of our fixed maturity portfolio consisted of investment grade securities at December 31, 2010, compared to 93% at December 31, 2009.

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

Commercial mortgage-backed securities (“CMBS”) constitute $368.1 million of our invested assets, of which approximately 19% is fully defeased with U.S. government securities. The portfolio is seasoned, with approximately 72% of our CMBS holdings from pre-2005 vintages, 13% from the 2005 vintage, 10% from the 2007 vintage and 5% from the 2006 vintage. The CMBS portfolio is of high quality with approximately 69% being AAA rated and 31% rated AA or A. The CMBS portfolio has a weighted average loan-to-value ratio of 74% and credit enhancement of approximately 23% as of December 31, 2010.

Our municipal bond portfolio constitutes approximately 18% of invested assets at December 31, 2010 and is 99% investment grade, without regard to any insurance enhancement.

At December 31, 2010, $64.0 million of our fixed maturities were invested in traditional private placement investments compared to $77.9 million at December 31, 2009. Fair values of these investments are primarily determined either by a third party broker or by pricing models that use discounted cash flow analyses.

Our fixed maturity and equity securities are classified as available-for-sale and are carried at fair value. Financial instruments whose value is determined using significant management judgment or estimation constitute less than 2% of the total assets we measured at fair value. (See also Note 6 – “Fair Value” on pages 102 to 107 of the Notes to Consolidated Financial Statements and Supplementary Data of the Form 10-K).

Although we expect to invest new funds primarily in investment grade fixed maturities, we have invested, and expect to continue to invest a portion of funds in common equity securities and below investment grade fixed maturities and other assets. The average earned yield on fixed maturities was 5.46% and 5.53% for the years ended December 31, 2010 and 2009, respectively. If new money rates remain at their current lower levels, they will result in declines in average pre-tax investment yields in future periods.

Other-than-Temporary Impairments

For the year ended December 31, 2010, we recognized $13.9 million of other-than-temporary impairments (“OTTI”) on fixed maturities, certain low-income housing tax credit limited partnerships (“LIHTC”) and equity securities in earnings, of which $4.4 million related to LIHTC partnerships, $4.3 million was estimated credit losses on debt securities, $3.3 million related to debt securities that we intend to sell and $1.9 million related to common stocks. Other-than-temporary impairments recognized on debt securities during 2010 primarily included $2.9 million on below investment grade corporate bonds principally in the industrial and utilities sectors, $2.7 million on investment grade residential mortgage-backed securities and $1.2 million on investment grade corporate bonds in the industrial sector. For the year ended December 31, 2009, we recognized other-than-temporary impairments of $32.9 million in earnings, which principally included losses on below investment grade corporate bonds in the industrial sector of $21.2 million and $9.5 million from perpetual preferred securities primarily in the financial sector.

In our determination of other-than-temporary impairments of fixed maturity and equity securities, we consider several factors and circumstances, including the issuer’s overall financial condition; the issuer’s credit and financial strength ratings; the issuer’s financial performance, including earnings trends, dividend payments, and asset quality; any specific events which may influence the operations of the issuer; the general outlook for market conditions in the industry or geographic region in which the issuer operates; and the length of time and the degree to which the fair value of an issuer’s securities remains below our cost. With respect to fixed maturity investments, we consider all factors that might raise doubt about the issuer’s ability to pay all amounts due according to the contractual terms and whether we expect to recover the entire amortized cost basis of the security. With respect to equity securities, we consider our ability and intent to hold the investment for a period of time to allow for a recovery in value. We apply these factors to all securities.

We monitor corporate fixed maturity securities with unrealized losses on a quarterly basis and more frequently when necessary to identify potential credit deterioration as evidenced by ratings downgrades, unexpected price variances, and/or company or industry specific concerns. We apply consistent standards of credit analysis which includes determining whether the issuer is current on its contractual payments and we consider past events, current conditions and reasonable forecasts to evaluate whether we expect to recover the entire amortized cost basis of the security. We utilize valuation declines as a potential indicator of credit deterioration and apply additional levels of scrutiny in our analysis as the severity of the decline increases or duration persists.

For our impairment review of asset-backed fixed maturity securities, we forecast our best estimate of the prospective future cash flows of the security to determine if we expect to recover the entire amortized cost basis of the security. Our analysis includes estimates of underlying collateral default rates based on historical and projected delinquency rates and estimates of the amount and timing of potential recovery. We consider all available information relevant to the collectability of cash flows, including information about the payment terms of the security, prepayment speeds, the financial condition of the underlying borrowers, collateral trustee reports, credit ratings analysis and other market data when developing our estimate of the expected cash flows.

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

For equity method investments, we recognize impairment when evidence demonstrates that a loss in value that is other-than-temporary has occurred. Evidence of a loss in value that is other-than-temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment. During each period, we evaluate whether an impairment indicator has occurred that may have a significant adverse affect on the carrying value of the investment. Impairment indicators may include: lower expectations of residual value from a limited partnership, reduced valuations of the investments held by limited partnerships, actual recent cash flows that are significantly less than expected cash flows or any other adverse events since the last financial statements were received that might affect the value of the investee’s capital. Other-than-temporary impairments of limited partnerships are recorded as realized losses, which reduce net income and earnings per share.

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

Unrealized Losses

The following table provides information about our fixed maturities and equity securities that are in an unrealized loss position.

DECEMBER 31, 2010
(In millions)	12 months or less		Greater than 12 Months		Total
	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI (1)	Fair Value
Fixed maturities:
Investment grade:
U.S. Treasury securities and U.S. government and agency securities	$2.7	$85.1	$0.5	$16.4	$3.2	$101.5
States and political subdivisions	10.4	292.3	9.0	86.7	19.4	379.0
Corporate fixed maturities	6.7	256.9	14.0	78.3	20.7	335.2
Residential mortgage-backed securities	3.2	103.8	8.8	31.0	12.0	134.8
Commercial mortgage-backed securities	0.1	13.1	0.9	7.3	1.0	20.4

Total investment grade	23.1	751.2	33.2	219.7	56.3	970.9

Below investment grade (2):
Corporate fixed maturities	1.1	56.8	14.8	102.5	15.9	159.3

Total fixed maturities	24.2	808.0	48.0	322.2	72.2	1,130.2

Equity securities:
Common equity securities	1.9	45.8	—	—	1.9	45.8

Total (3)	$26.1	$853.8	$48.0	$322.2	$74.1	$1,176.0

(1)	Includes $33.7 million of unrealized losses related to OTTI recognized in other comprehensive income, of which $14.8 million are below investment grade aged greater than 12 months.
(2)	Substantially all below investment grade securities with an unrealized loss had been rated by the NAIC, Standard & Poor’s or Moody’s at December 31, 2010.
(3)	Includes discontinued accident and health business of $6.6 million in gross unrealized losses with $48.6 million in fair value at December 31, 2010.

DECEMBER 31, 2009
(In millions)	12 months or less		Greater than 12 Months		Total
	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI (1)	Fair Value
Fixed maturities:
Investment grade:
U.S. Treasury securities and U.S. government and agency securities	$3.7	$170.8	$—	$—	$3.7	$170.8
States and political subdivisions	9.0	275.2	15.6	176.5	24.6	451.7
Corporate fixed maturities	3.4	115.8	13.3	152.7	16.7	268.5
Residential mortgage-backed securities	6.6	89.1	7.5	62.6	14.1	151.7
Commercial mortgage-backed securities	0.4	13.5	7.0	30.0	7.4	43.5

Total investment grade	23.1	664.4	43.4	421.8	66.5	1,086.2

Below investment grade (2):
States and political subdivisions	0.2	8.7	0.8	8.2	1.0	16.9
Corporate fixed maturities	10.6	84.1	16.9	150.1	27.5	234.2

Total below investment grade	10.8	92.8	17.7	158.3	28.5	251.1

Total fixed maturities	33.9	757.2	61.1	580.1	95.0	1,337.3

Equity securities:
Common equity securities	—	—	0.3	1.4	0.3	1.4

Total (3)	$33.9	$757.2	$61.4	$581.5	$95.3	$1,338.7

(1)	Includes $40.6 million of unrealized losses related to OTTI losses recognized in other comprehensive income, of which $14.8 million are below investment grade aged greater than 12 months.
(2)	Substantially all below investment grade securities with an unrealized loss had been rated by the NAIC, Standard & Poor’s or Moody’s at December 31, 2009.
(3)	Includes discontinued accident and health business of $8.8 million in gross unrealized losses with $55.0 million in fair value at December 31, 2009.

Gross unrealized losses on fixed maturities and equity securities decreased $21.2 million, or 22%, to $74.1 million at December 31, 2010, compared to $95.3 million at December 31, 2009. The decrease in unrealized losses was primarily due to lower interest rates and tightening of credit spreads of commercial mortgage-backed securities, taxable municipal bonds and corporate bonds during 2010. At December 31, 2010, gross unrealized losses and OTTI primarily consist of $36.6 million of corporate fixed maturities, $17.3 million in taxable municipal bonds and $13.0 million of mortgage-backed securities. Gross unrealized losses and OTTI on corporate fixed maturities include $21.5 million in the financial sector, $12.4 million in the industrial sector and $2.7 million in utilities and other.

Obligations of states and political subdivisions, the U.S. Treasury and U.S. agency securities had associated gross unrealized losses of $22.6 million and $29.3 million at December 31, 2010 and 2009, respectively.

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

The following table sets forth gross unrealized losses for fixed maturities by maturity period and for equity securities at December 31, 2010 and 2009. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers. Mortgage-backed securities are included in the category representing their ultimate maturity.

DECEMBER 31	2010	2009
(In millions)
Due in one year or less	$2.6	$0.5
Due after one year through five years	11.9	14.0
Due after five years through ten years	17.8	23.0
Due after ten years	39.9	57.5

Total fixed maturities	72.2	95.0
Equity securities	1.9	0.3

Total fixed maturities and equity securities (1)	$74.1	$95.3

(1)	Includes discontinued accident and health business of $6.6 million and $8.8 million in gross unrealized losses at December 31, 2010 and 2009, respectively.

Our investment portfolio and shareholders’ equity can be and have been significantly impacted by changes in market values of our securities. Although we have seen improvement in unrealized losses during 2009 and 2010, economic conditions remain tenuous, market values could continue to fluctuate, and defaults on fixed income securities could increase. As a result, depending on market conditions, we could incur additional realized and unrealized losses in future periods, which could have a material adverse impact on our results of operations and/or financial position.

The carrying values of defaulted fixed maturity securities on non-accrual status at December 31, 2010 and 2009 were not material. The effects of non-accruals for the years ended December 31, 2010 and 2009, compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities, were reductions in net investment income of $2.3 million and $3.1 million, respectively. Any defaults in the fixed maturities portfolio in future periods may negatively affect investment income.

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

MARKET RISK AND RISK MANAGEMENT POLICIES

INTEREST RATE SENSITIVITY

Our operations are subject to risk resulting from interest rate fluctuations which may adversely impact the valuation of the investment portfolio. In a rising interest rate environment, the value of the fixed income sector, which comprises 91% of our investment portfolio, may decline as a result of decreases in the fair value of the securities. Our intent is to hold securities to maturity and recover the decline in valuation as prices accrete to par. However, our intent may change prior to maturity due to changes in the financial markets, our analysis of an issuer’s credit metrics and prospects, or as a result of changes in cash flow needs. Interest rate fluctuations may also reduce net investment income and as a result, profitability. The portfolio may realize lower yields and therefore lower net investment income on securities because the securities with prepayment and call features may prepay at a different rate than originally projected. In a declining interest rate environment, prepayments and calls may increase as issuers exercise their option to refinance at lower rates. The resulting funds would be reinvested at lower yields. In a rising interest rate environment, the funds may not be available to invest at higher interest rates.

The following table illustrates the estimated impact on the fair value of our investment portfolio at December 31, 2010 of hypothetical changes in prevailing interest rates, defined as changes in interest rates on U.S. Treasury debt. It does not reflect changes in credit spreads, liquidity spreads and other factors that affect the value of securities. Since changes in prevailing interest rates are often accompanied by changes in these other factors, the reader should not assume that an actual change in interest rates would result in the values illustrated.

(Dollars in millions) Investment Type	+300bp	+200bp	+100bp	0	-100bp	-200bp	-300bp
Residential mortgage-backed securities	$660	$695	$730	$755	$765	$770	$765
All other fixed income securities	3,595	3,765	3,955	4,160	4,360	4,525	4,640

Total	$4,255	$4,460	$4,685	$4,915	$5,125	$5,295	$5,405

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

The majority of our assets are invested in the fixed income markets. Through fundamental research and credit analysis, our investment professionals seek to identify a portfolio of stable income producing higher quality U.S. government, municipal, corporate, residential and commercial mortgage-backed securities and asset-backed securities, as well as undervalued securities in the credit markets balanced by strong relative value characteristics. We have a general policy of diversifying investments both within and across all sectors to mitigate credit and interest rate risk. We monitor the credit quality of our investments and our exposure to individual markets, borrowers, industries, sectors and, in the case of commercial mortgage-backed securities, property types and geographic locations. In addition, we currently carry debt which is subject to interest rate risk. The majority of this debt was issued at fixed interest rates between 5.50% and 8.207%. Current market conditions do not allow for us to invest assets at similar rates of return; therefore our earnings on a similar level of assets are not sufficient to cover our current debt interest costs.

The following tables for the years ended December 31, 2010 and 2009 provide information about our financial instruments used for purposes other than trading that are sensitive to changes in interest rates. The tables present principal cash flows and related weighted-average interest rates by expected maturities, unless otherwise noted below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers. Mortgage-backed and asset-backed securities are included in the category representing their expected maturity. Available-for-sale securities include both U.S. and foreign-denominated fixed maturities. Additionally, we have assumed our available-for-sale securities are similar enough to aggregate those securities for presentation purposes. Specifically, variable rate available-for-sale securities comprise an immaterial portion of the portfolio and do not have a significant impact on weighted-average interest rates. Therefore, the variable rate investments are not presented separately; instead they are included in the tables at their current interest rate. Debt is presented at contractual maturities, except for the redemption of $48.0 million of Junior Subordinated Debentures on February 15, 2011 and the debt for previously acquired subsidiaries. We have presented this debt in the category that reflects the more likely payments, which is expected to be earlier than their contractual maturities.

For the Year Ended December 31, 2010	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value 12/31/10
(Dollars in millions)
Rate Sensitive Assets:
Available-for-sale securities	$244.9	$272.0	$415.8	$347.1	$407.2	$3,095.3	$4,782.3	$4,924.8
Average interest rate	5.12%	5.63%	5.04%	5.22%	4.83%	5.39%	5.30%
Rate Sensitive Liabilities:
Debt	$55.0	$14.5	$—	$—	$—	$536.4	$605.9	$603.9
Average interest rate	7.92%	7.15%	—	—	—	7.10%	7.18%

For the Year Ended December 31, 2009	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value 12/31/09
(Dollars in millions)
Rate Sensitive Assets:
Available-for-sale securities	$365.9	$327.7	$294.9	$426.2	$402.5	$2,934.1	$4,751.3	$4,783.8
Average interest rate	4.39%	5.84%	5.72%	5.21%	5.01%	5.57%	5.42%
Rate Sensitive Liabilities:
Debt	$7.1	$—	$14.7	$—	$—	$412.1	$433.9	$387.9
Average interest rate	5.94%	—	7.24%	—	—	7.21%	7.19%

EQUITY PRICE RISK

Our equity securities portfolio is exposed to equity price risk arising from potential volatility in equity market prices. Portfolio characteristics are analyzed regularly and price risk is actively managed through a variety of techniques. At December 31, 2010, a hypothetical increase or decrease of 10% in the market price of our equity securities would have resulted in an increase or decrease in the fair value of the equity securities portfolio of approximately $13 million. A hypothetical 10% increase or decrease at December 31, 2009 would have resulted in an increase or decrease in the fair value of the equity securities portfolio of $7 million.

FOREIGN CURRENCY SENSITIVITY

In 2010 and 2009, we did not have material exposure to foreign currency related risk.

INCOME TAXES

We file a consolidated United States federal income tax return that includes the holding company and its domestic subsidiaries (including non-insurance operations).

The provisions for federal income taxes from continuing operations were $57.9 million, $83.1 million, and $79.9 million in 2010, 2009 and 2008, respectively. These provisions resulted in consolidated effective federal tax rates of 27.4%, 30.7%, and 48.6% on pre-tax income for 2010, 2009, and 2008, respectively. The 2009 provision reflects a $0.3 million benefit resulting from the settlement with the IRS of interest claims for tax years 1995 through 1997. The 2008 provision reflects a $6.4 million benefit resulting from the settlement with the IRS of tax years 1995 through 2001.

The decreases in the 2010 and 2009 tax rates resulted from reductions in our valuation allowance related to realized loss carryforwards. In 2008, we believed that we would not realize the tax benefit related to the realized investment losses occurring in that year. Accordingly, we increased our valuation allowance to recognize that we did not believe we would realize these tax benefits. In 2010 and 2009, we were able to realize a portion of our capital loss carryforwards from prior years. Accordingly, we reduced our valuation allowance in 2010 and 2009, resulting in tax rates that are less than the statutory rate. Absent these changes in our valuation allowance, the effective tax rates for 2010, 2009, and 2008 would have been 32.0%, 33.2%, and 27.8% respectively.

Our federal income tax expense on segment income was $61.2 million for 2010 compared to $77.5 million in 2009 and $86.3 million in 2008. The decreases in 2010 and 2009 are primarily due to lower segment income.

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

In January 2010, we made a $100.0 million pension contribution which resulted in both a current deduction of $35.0 million and the utilization (reduction) of a deferred tax asset of the same amount. This contribution is the most significant reason the current tax expense is $5.7 million in 2010, representing only approximately 10% of the total provision for federal income taxes from continuing operations.

In January, July, September, and December of 2010, we completed transactions which resulted in the realization, for tax purposes only, of unrealized gains in our investment portfolio of $98.4 million, $37.1 million, $31.1 million, and $120.8 million, respectively. These transactions enabled us to realize capital loss carryforwards to offset these gains, and resulted in the release of $66.2 million and $34.4 million, in 2010 and 2009 respectively, of the valuation allowance we held against the deferred tax asset related to these capital loss carryforwards. The total release of $100.6 million was accounted for as an increase in income from continuing operations of $3.2 million and $6.0 million in 2010 and 2009, respectively, with the remaining $91.4 million reflected as a benefit in accumulated and other comprehensive income at December 31, 2010. This amount will be released into income from continuing operations, related to non-segment income, in future years, as the investment securities subject to these transactions are sold or mature.

In 2010, we reduced the valuation allowance related to our deferred tax asset by a total of $104.1 million, from $195.6 million to $91.5 million. There were four principal components to this reduction. First, we reduced the valuation allowance by $66.2 million as a result of the transactions described above which utilized our capital loss carryforwards. Second, we increased the valuation allowance by $20.3 million for certain tax basis unrealized losses which we do not believe we can utilize. This increase was reflected as a decrease in accumulated other comprehensive income. Third, $135.5 million of our capital loss carryforward expired in 2010. As a result, we released the $47.4 million of the valuation allowance attributable to these expirations with an equal and offsetting reduction in the related deferred tax asset. Fourth, as a result of $29.7 million in net realized capital gains, we decreased our valuation allowance by $9.7 million as an increase to income from continuing operations since these gains utilized our capital loss carryforwards. The remaining $1.1 million decrease was attributable to other items reflected as income from discontinued operations.

During 2009, we reduced the valuation allowance related to our deferred tax asset by $152.6 million, from $348.2 million to $195.6 million. There were two principal components to this reduction. First, we reversed through other comprehensive income, the $118.4 million valuation allowance that we had recognized at December 31, 2008 associated with the tax benefit related to the net unrealized depreciation in our investment portfolio at that time. During 2009, appreciation in the portfolio changed the nature of the tax attribute from that of an asset to that of a liability, and thus, there was no longer a need for that portion of the valuation allowance. Second, as a result of the aforementioned transactions, we reversed $28.4 million of the valuation allowance as an adjustment to other comprehensive income and $6.0 million of the valuation allowance as an adjustment to income from continuing operations. The remaining $0.2 million net increase in our valuation allowance was attributable to other items, and reflected as a $0.9 million increase in income from continuing operations and a $1.1 million decrease in income from discontinued operations.

Included in our deferred tax net asset as of December 31, 2010 is an asset of $69.2 million related to capital loss carryforwards. Our pre-tax capital loss carryforwards are $197.8 million, including $176.5 million resulting from the sale of FAFLIC in 2009. At December 31, 2010, we have a full valuation allowance against this asset, since it is our opinion that it is more likely than not that the asset will not be realized. Our estimate of the gross amount and likely realization of capital loss carryforwards may change over time.

As of December 31, 2010, we have alternative minimum tax (“AMT”) credit carryforwards of $111.1 million. We expect to utilize these tax credits during the next three to four years. The result of their utilization will be a lower current tax rate offset by a higher deferred tax provision, and also lower cash expenditures for federal income taxes during the utilization period. Once the minimum tax credits have been fully utilized, we expect our current tax rate to be closer to the statutory rate of 35%. Although there is no expiration on AMT credit carryforwards, we cannot be certain that we will utilize them as quickly as our expectations.

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

CRITICAL ACCOUNTING ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements. These statements have been prepared in accordance with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following critical accounting estimates are those which we believe affect the more significant judgments and estimates used in the preparation of our financial statements. Additional information about our other significant accounting policies and estimates may be found in Note 1 - “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data on pages 85 to 92 of this Form 10-K.

PROPERTY & CASUALTY INSURANCE LOSS RESERVES

See “Segment Results – Reserves for Losses and Loss Adjustment Expenses” on pages 42 to 51 of this Form 10-K for a discussion of our critical accounting estimates for loss reserves.

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

The discount rate enables us to state expected future cash flows as a present value on the measurement date. We also use this discount rate in the determination of our pre-tax pension expense or benefit. A lower discount rate increases the present value of benefit obligations and increases pension expense. As of December 31, 2010 and 2009, we determined our discount rate utilizing an independent yield curve which provides for a portfolio of high quality bonds that are expected to match the cash flows of our pension plan. Bond information used in the yield curve included only those rated Aa or better as of December 31, 2010 and 2009, respectively, and had been rated by at least two well-known rating agencies. At December 31, 2010, based upon our qualified plan assets and liabilities in relation to this discount curve, we decreased our discount rate to 5.625%, from 6.125% at December 31, 2009.

To determine the expected long-term return on plan assets, we consider the historical mean returns by asset class for passive indexed strategies, as well as current and expected asset allocations and adjust for certain factors that we believe will have an impact on future returns. For the years ended December 31, 2010 and 2009, the expected rate of return on plan assets was 7.00% and 7.50%, respectively. The decrease reflects our strategy to shift investment assets from equity securities to fixed maturity investments over several years to our current composition of 74% fixed maturities and 26% equities, as well as declines in the fixed maturities markets in general. Actual returns on plan assets in excess of these expected returns will generally reduce our net actuarial losses (or increase actuarial gains) that are reflected in our accumulated other comprehensive income balance in shareholders’ equity, whereas actual returns on plan assets which are less than expected returns will generally increase our net actuarial losses (or decrease actuarial gains) that are reflected in accumulated other comprehensive income. These gains or losses are amortized into expense in future years.

Holding all other assumptions constant, sensitivity to changes in our key assumptions related to our qualified defined benefit pension plan are as follows:

Discount Rate – A 25 basis point increase in discount rate would decrease our pension expense in 2011 by $1.9 million and decrease our projected benefit obligation by $12.3 million. A 25 basis point reduction in the discount rate would increase our pension expense by $1.7 million and increase our projected benefit obligation by $12.9 million.

Expected Return on Plan Assets – A 25 basis point increase or decrease in the expected return on plan assets would decrease or increase our pension expense in 2011 by $1.3 million.

OTHER-THAN-TEMPORARY IMPAIRMENTS

We employ a systematic methodology to evaluate declines in fair values below amortized cost for all fixed maturity and equity security investments. The methodology utilizes a quantitative and qualitative process ensuring that available evidence concerning the declines in fair value below amortized cost is evaluated in a disciplined manner. In determining whether a decline in fair value below amortized cost is other-than-temporary, we evaluate several factors and circumstances, including the issuer’s overall financial condition; the issuer’s credit and financial strength ratings; the issuer’s financial performance, including earnings trends, dividend payments and asset quality; any specific events which may influence the operations of the issuer; the general outlook for market conditions in the industry or geographic region in which the issuer operates; and the length of time and the degree to which the fair value of an issuer’s securities remains below our cost. With respect to fixed maturity investments, we consider all factors that might raise doubt about the issuer’s ability to pay all amounts due according to the contractual terms and whether we expect to recover the entire amortized cost basis of the security. With respect to equity securities, we consider our ability and intent to hold the investment for a period of time to allow for a recovery in value. We apply these factors to all securities.

We monitor corporate fixed maturity securities with unrealized losses on a quarterly basis and more frequently when necessary to identify potential credit deterioration as evidenced by ratings downgrades, unexpected price variances, and/or company or industry specific concerns. We apply consistent standards of credit analysis which includes determining whether the issuer is current on its contractual payments and we consider past events, current conditions and reasonable forecasts to evaluate whether we expect to recover the entire amortized cost basis of the security. We utilize valuation declines as a potential indicator of credit deterioration and apply additional levels of scrutiny in our analysis as the severity of the decline increases or duration persists.

For our impairment review of asset-backed fixed maturity securities, we forecast our best estimate of the prospective future cash flows of the security to determine if we expect to recover the entire amortized cost basis of the security. Our analysis includes estimates of underlying collateral default rates based on historical and projected delinquency rates and estimates of the amount and timing of potential recovery. We consider all available information relevant to the collectibility of cash flows, including information about the payment terms of the security, prepayment speeds, the financial condition of the underlying borrowers, collateral trustee reports, credit ratings analysis and other market data when developing our estimate of the expected cash flows.

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

We estimate the amount of the other-than-temporary impairment that relates to credit by comparing the amortized cost of the debt maturity security with the net present value of the debt security’s projected future cash flows, discounted at the effective interest rate implicit in the investment prior to impairment. The non-credit portion of the impairment is equal to the difference between the fair value and the net present value of the fixed maturity security at the impairment measurement date.

Other-than-temporary impairments of equity securities are recorded as realized losses, which reduce net income and earnings per share. The new cost basis of an impaired security is not adjusted for subsequent increases in estimated fair value.

For equity method investments, we recognize impairment when evidence demonstrates that a loss in value that is other-than-temporary has occurred. Evidence of a loss in value that is other-than-temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment. During each period, we evaluate whether an impairment indicator has occurred that may have a significant adverse affect on the carrying value of the investment. Impairment indicators may include: lower expectations of residual value from a limited partnership, reduced valuations of the investments held by limited partnerships, actual recent cash flows that are significantly less than expected cash flows or any other adverse events since the last financial statements received that might affect the value of the investee’s capital. Other-than-temporary impairments of limited partnerships are recorded as realized losses, which reduce net income and earnings per share.

Temporary declines in market value are recorded as unrealized losses, which do not affect net income and earnings per share, but reduce accumulated other comprehensive income, which is reflected in our Consolidated Balance Sheets. We cannot provide assurance that the other-than-temporary impairments will be adequate to cover future losses or that we will not have substantial additional impairments in the future. (See “Investment Portfolio” for further discussion regarding other-than-temporary impairments and securities in an unrealized loss position).

OTHER SIGNIFICANT TRANSACTIONS

During 2010, we paid quarterly dividends of 25 cents per share to our shareholders. Total dividends paid in the quarters ended December 31, 2010, September 30, 2010, June 30, 2010 and March 31, 2010 were $11.3 million, $11.6 million, $12.0 million and $12.3 million, respectively. Our dividend payments in 2010 represented a 33% increase over the annual dividend payment of 75 cents per share in 2009.

Since October 2007 and through December 2010, our Board of Directors has authorized aggregate repurchases of our common stock of up to $500 million, including a $100 million increase in the program in the fourth quarter of 2010. Under the repurchase authorizations, we may repurchase our common stock from time to time, in amounts and prices and at such times as we deem appropriate, subject to market conditions and other considerations. Our repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. On March 30, 2010 and December 8, 2009, we entered into accelerated share repurchase agreements with Barclays Bank PLC, acting through its agent Barclays Capital, Inc., for the immediate repurchase of 2.3 million and 2.4 million shares, respectively, of our common stock at a cost of

$105.0 million and $105.2 million, respectively. Total repurchases under the program as of December 31, 2010 were 7.9 million shares at a cost of $342.9 million, for an average price per share of $43.27.

On June 14, 2010, we purchased approximately 11 acres of developable land in Worcester, Massachusetts for $5 million. A portion of the land will be developed with the construction of a new 200,000 square foot office building and the redevelopment of an adjacent parking garage (the “City Square Project”). In addition, we signed a 17 year lease agreement with a tenant for the new building and garage. The tenant is an unaffiliated public company with an investment grade credit rating. Through December 31, 2010, we capitalized $8.3 million in related lease acquisition, legal, architectural and associated costs. Development costs are estimated between $65 million and $70 million and the project will be financed, in part, through the issuance of collateralized debt through our membership in the FHLBB. In July 2010, Hanover Insurance committed to borrow $46.3 million from the FHLBB to finance the project. These borrowings will be drawn down in several increments from July 2010 to January 2012. During 2010, Hanover Insurance received an advance of $9.5 million from this commitment. Amounts drawn from the $46.3 million mature on July 20, 2020 and carry fixed interest rates with a weighted average of 3.88%. (See also below for further information related to participation in the FHLBB’s collateralized borrowing program).

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

On December 3, 2009, we entered into a renewal rights agreement with OneBeacon. Through this agreement, we acquired access to a portion of OneBeacon’s small and middle market commercial business at renewal, including industry programs and middle market niches. This transaction included consideration of approximately $23 million, plus certain potential additional consideration estimated to total approximately $11 million, primarily representing purchased renewal rights intangible assets which are included as other assets in our Consolidated Balance Sheets. The agreement was effective for renewals beginning January 1, 2010.

On September 25, 2009, Hanover Insurance received an advance of $125 million through its membership in the FHLBB as part of a collateralized borrowing program. This advance bears interest at a fixed rate of 5.50% per annum over a twenty-year term. The proceeds from these borrowings were used by Hanover Insurance to acquire AIX and its subsidiaries from the holding company. As collateral to the FHLBB for all advances received, including those relating to the City Square Project, as of December 31, 2010, Hanover Insurance has pledged government agency securities with a fair value of $162.7 million. Collateral pledged to the FHLBB totaled $142.0 million as of December 31, 2009. The fair value of the collateral pledged must be maintained at certain specified levels of the borrowed amount, which can vary depending on the type of assets pledged. If the fair value of this collateral declines below these specified levels, Hanover Insurance would be required to pledge additional collateral or repay outstanding borrowings. Hanover Insurance is permitted to voluntarily repay the outstanding borrowings at any time, subject to a repayment fee. As a requirement of membership in the FHLBB, Hanover Insurance acquired $2.5 million of FHLBB stock, and as a condition to participating in the FHLBB’s collateralized borrowing program, it was required to purchase additional shares of FHLBB stock in an amount equal to 4.5% of its outstanding borrowings. These additional purchases totaled $6.1 million through December 31, 2010.

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

We recognized a pre-tax gain of $34.5 million in 2009 as a result of such purchases. In December 2010, we repurchased $36.5 million of our Junior Debentures at a cost of $38.5 million, resulting in a $2.0 million loss on the repurchases. As of December 31, 2010, a net principal amount of $129.2 million of Junior Debentures and $121.4 million of Senior Debentures remained outstanding.

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

On March 14, 2008, we acquired all of the outstanding shares of Verlan for $29.0 million. Verlan, now referred to as Hanover Specialty Industrial, is a specialty company providing property insurance to chemical, paint, solvent and other manufacturing and distribution companies.

STATUTORY SURPLUS OF INSURANCE SUBSIDIARIES

The following table reflects the consolidated statutory surplus for our property and casualty businesses as of December 31, 2010 and December 31, 2009:

December 31	2010	2009
(In millions)
Total Statutory Surplus–Combined P&C Companies	$1,747.3	$1,741.6

The consolidated statutory surplus increased $5.7 million during 2010, primarily due to underwriting results and net realized gains, partially offset by a $75 million dividend to the holding company in December 2010.

The NAIC prescribes an annual calculation regarding risk based capital (“RBC”). RBC ratios for regulatory purposes, as described in the glossary, are expressed as a percentage of the capital required to be above the Authorized Control Level (the “Regulatory Scale”); however, in the insurance industry, RBC ratios are widely expressed as a percentage of the Company Action Level. The following table reflects the Company Action Level, the Authorized Control Level and RBC ratios for Hanover Insurance, as of December 31, 2010 and 2009, expressed both on the Industry Scale (Total Adjusted Capital divided by the Company Action Level) and Regulatory Scale (Total Adjusted Capital divided by Authorized Control Level):

(In millions, except ratios) December 31, 2010	Company Action Level	Authorized Control Level	RBC Ratio Industry Scale	RBC Ratio Regulatory Scale
The Hanover Insurance Company	$566.0	$283.0	306%	613%

December 31, 2009
The Hanover Insurance Company	$498.9	$249.5	346%	693%

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

In the fourth quarters of 2010, 2009, and 2008, respectively, dividends of $75.0 million, $153.7 million and $166.0 million were declared and paid by our property and casualty business, providing additional cash and securities to the holding company. Additionally, in the fourth quarter of 2008, we elected to make a capital contribution of $76.3 million back to Hanover Insurance, which was paid in January 2009.

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

Net cash provided by operating activities was $87.7 million during 2010, compared to net cash provided by operations of $91.6 million in 2009 and $209.5 million in 2008. The decrease in net cash provided by operating activities in 2010 compared to 2009 primarily resulted from a $100 million contribution to our qualified defined benefit pension plan in January 2010. In addition, cash was used to provide for higher operating expenses and increased loss and LAE payments in 2010. These cash uses in 2010 were almost entirely offset by cash provided by increased written premium in 2010. The $117.9 million decrease in cash provided by operating activities in 2009 compared to 2008, primarily resulted from an increase in net loss and LAE payments, and increased level of funding associated with our qualified defined benefit pension plan, and an increase in expenditures related to our business investments, primarily investments in our product development and technology.

Net cash used in investing activities was $101.8 million during 2010, compared to net cash used of $174.2 in 2009 and to net cash provided of $189.2 million in 2008. During 2010, cash used was primarily related to our net purchases of equity securities and fixed maturities. Additionally, cash was used in 2010 in connection with our acquisitions and renewal rights transactions. During 2009, cash was primarily used as we reinvested a portion of existing cash into fixed maturities and invested the proceeds from the sale of our Life Companies into fixed maturities. Additionally, in 2009, equities were sold and additional cash was used in connection with the One Beacon renewal rights agreement. This investing activity was partially offset by cash provided from sales of fixed maturities to fund our stock repurchase program. During 2008, cash was primarily provided by net sales and maturities of fixed maturity securities. Due to the uncertainty in the capital markets, we held a high level of cash and cash equivalents during the fourth quarter of 2008. Partially offsetting this increase was cash payments made in connection with the acquisitions of AIX and Verlan.

Net cash used in financing activities was $9.7 million during 2010, compared to cash used in financing activities of $130.2 million in 2009 and $144.6 million in 2008. During 2010, cash used in financing activities primarily resulted from repurchases of treasury stock and debt, as well as our quarterly dividend payments to shareholders. These were substantially offset by proceeds from the issuance, on February 23, 2010, of $200.0 million unsecured senior debentures. During 2009, cash used in financing activities primarily resulted from $148.1 million net repurchases of our stock and $37.5 million to fund annual dividends to shareholders. These uses were partially offset by $53.1 million of cash inflows from our securities lending program. Also during 2009, a $125.0 million advance received as part of the FHLBB collateralized borrowing program was offset by $125.9 million used to repurchase a portion of our corporate debt (see Significant Transactions). During 2008, cash used in financing activities primarily resulted from $58.5 million of net repurchases of our stock, $50.6 million of net repayments related to our securities lending program, $23.0 million in dividends paid to shareholders and $21.0 million related to the maturity of a trust instrument supported by a funding obligation.

At December 31, 2010, THG, as a holding company, held $447.2 million of fixed maturities and cash. We believe our holding company assets are sufficient to meet our future obligations, which currently consist primarily of interest on our senior and junior debentures, our dividends to shareholders, costs associated with retirement benefits provided to our former life employees and agents, and to the extent required, payments related to indemnification of liabilities associated with the sale of various subsidiaries. We do not expect that it will be necessary to dividend additional funds from our insurance subsidiaries in order to fund 2011 holding company obligations; however, we may decide to do so.

During 2010, we paid four quarterly dividends, as declared by the Board, of twenty-five cents per share each to our shareholders totaling $47.2 million. We believe that our holding company assets are sufficient to provide for future shareholder dividends should the Board of Directors declare them.

We expect to continue to generate sufficient positive operating cash to meet all short-term and long-term cash requirements, including the funding of our qualified defined benefit pension plan. Although no contribution was required in 2010 to meet our minimum funding obligations required by the Employee Retirement Income Security Act of 1974 (“ERISA”), on January 4, 2010, we contributed $100.0 million to the qualified defined benefit pension plan. With this contribution and based upon the current estimate of liabilities and certain assumptions regarding investment returns and other factors, our qualified defined benefit pension plan is essentially fully funded as of December 31, 2010. As a result, we currently expect that significant cash contributions will not be required for this plan for several years. However, the ultimate payment amount is based on several assumptions, including but not limited to, the rate of return on plan assets, the discount rate for benefit obligations, mortality experience, interest crediting rates and the ultimate valuation and determination of benefit obligations. Since differences between actual plan experience and our assumptions are likely, changes to our funding obligations in future periods are possible.

Our insurance subsidiaries maintain a high degree of liquidity within their respective investment portfolios in fixed maturity and short-term investments. In the early part of 2009 and prior, the financial markets experienced unprecedented declines in value, especially in the financial and industrial sectors. Many securities currently held by THG and its subsidiaries experienced the impact of these significant changes in market value. Due to lower interest rates and the continued tightening of credit spreads in our taxable municipal bonds, corporate bonds, and commercial and residential mortgage-backed securities portfolios in 2010, we experienced an improvement in our unrealized position, resulting in net unrealized gains of $211.2 million on securities held at December 31, 2010. We believe that the quality of the assets we hold will allow us to realize the long-term economic value of our portfolio, including securities that are currently in an unrealized loss position. We do not anticipate the need to sell these securities to meet our insurance subsidiaries’ cash requirements. We expect our insurance subsidiaries to generate sufficient operating cash to meet all short-term and long-term cash requirements. However, there can be no assurance that unforeseen business needs or other items will not occur causing us to have to sell those securities in a loss position before their values fully recover; thereby causing us to recognize impairment charges in that time period.

Since October and through December 2010, our Board of Directors has authorized aggregate repurchases of our common stock of up to $500 million, including a $100 million increase in the program in the fourth quarter. Our repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. On March 30, 2010 and December 8, 2009, we entered into accelerated share repurchase agreements with Barclays Bank PLC, acting through its agent Barclays Capital, Inc., and utilized a portion of our existing share repurchase authorization for the immediate repurchase of 2.3 million and 2.4 million shares, respectively, of our common stock at a cost of $105.0 million and $105.2 million, respectively. Including the accelerated share repurchase, during 2010, we repurchased 2.9 million shares at a cost of $134.7 million. Total repurchases under this program as of December 31, 2010 were 7.9 million shares at a cost of $342.9 million.

Our Junior Debentures have a face value of $129.2 million as of December 31, 2010 and pay cumulative dividends semi-annually at 8.207% and mature February 3, 2027. In 2010, we repurchased $36.5 million of our Junior Debentures at a cost of $38.5 million, resulting in a $2.0 million loss on the repurchases. Additionally, on February 15, 2011, we repurchased an additional $48.0 million of Junior Debentures at a cost of $50.5 million, resulting in a loss of $2.5 million on the repurchase. These repurchases are expected to reduce our pre-tax interest costs in 2011 by approximately $7 million. We may continue to repurchase additional Junior Debentures or Senior Debentures on an opportunistic basis (see also Other Significant Transactions).

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

In June 2007, we entered into a $150.0 million committed syndicated credit agreement which expired in June 2010. There were no borrowings under this agreement. The agreement provided for covenants, including, but not limited to, maintaining a certain level of equity and an RBC ratio in our primary property and casualty companies of at least 175% (based on the Industry Scale). We were in compliance with the covenants of this agreement during the duration of the contract. We did not renew or replace this syndicated credit agreement upon expiration. Additionally, we had no commercial paper borrowings as of December 31, 2010 and we do not anticipate utilizing commercial paper in the near term.

Our financing obligations generally include repayment of our Senior and Junior Debentures and borrowings from the FHLBB, and operating lease payments. The following table represents our annual payments related to the contractual principal and interest payments of these financing obligations as of December 31, 2010 and operating lease payments reflect expected cash payments based upon lease terms. In addition, we also have included our estimated payments related to our loss and LAE obligations and our current expectation of payments to be made to support the obligations of our benefit plans. The following table also includes commitments to purchase investment securities at a future date. Actual payments may differ from the contractual and/or estimated payments in the table.

December 31, 2010	Maturity less than 1 year	Maturity 1-3 years	Maturity 4-5 years	Maturity in excess of 5 years	Total
(In millions)
Debt (1)	$48.0	$—	$—	$557.9	$605.9
Interest associated with debt (1)	40.1	81.4	81.4	358.6	561.5
Operating lease commitments (2)	14.1	19.6	9.2	—	42.9
Qualified defined benefit pension plan funding obligations (3)	—	—	—	—	—
Non-qualified defined benefit pension and post-retirement benefit obligations (4)	8.5	15.6	14.9	31.5	70.5
Investment commitments (5)	33.9	62.4	—	—	96.3
Loss and LAE obligations (6)	962.7	917.6	411.5	984.0	3,275.8

(1)	Debt includes our senior debentures due in 2025, which pay annual interest at a rate of 7 5/8%, our senior debentures due in 2020, which pay annual interest at a rate of 7.50%, and our junior subordinated debentures due in 2027, which pay cumulative dividends at an annual rate of 8.207%. We executed a repurchase of $48.0 million of our Junior Debentures in February 2011; such repurchase is reflected in the less than one year category. All other payments related to the principal amount of these agreements are expected to be made at the end of the respective debt agreements. We hold two additional junior subordinated debentures, of which one, in the principal amount of $3.0 million, pays cumulative dividends at an annual rate of LIBOR plus 3.625% through maturity in 2035. Payment related to the principal amount of this agreement represents the contractual maturity; therefore, principal and interest associated with this obligation are reflected in the above table based upon the contractual maturity date and based upon current LIBOR rates. The Company has the ability to prepay this commitment, which is not reflected in the table above. The other junior subordinated debentures, in the principal amount of $15.0 million, pay cumulative dividends at an annual rate of 8.37% on two-thirds of the securities, while dividend payments on one-third of the securities is based on the three-month LIBOR plus 3.70%. Payment related to the principal amount of this agreement represents the contractual maturity; therefore, principal and interest associated with this obligation are reflected in the above table based upon the contractual maturity date and based upon current LIBOR rates. The Company has the ability to prepay this commitment, which is not reflected in the table above. In addition, we have $125.0 million of borrowings under a collateralized borrowing program with the FHLBB which pays interest monthly at a rate of 5.50% annually. Such borrowings are available for a twenty-year term or through September 25, 2029. We also have $9.5 million of borrowings under this collateralized borrowing program which pays interest monthly. Furthermore, we have committed to borrowing an additional $36.8 million under this program, the majority of which will occur in 2011. All current and future borrowings under this program with the FHLBB pay interest at a weighted average rate of 3.88%. These borrowings have a maturity date of July 20, 2020. Additionally, our debt includes surplus notes in the principal amount of $4.0 million due in 2034, which pay quarterly interest at a rate of the three month LIBOR plus 4.25%. Payment related to the principal amount of this agreement represents the contractual maturity; therefore, principal and interest associated with this obligation are reflected in the above table based upon the contractual maturity date and based upon current LIBOR rates. The Company has the ability to prepay this commitment, which is not reflected in the table above. For purposes of this table, we used the LIBOR rate as of December 31, 2010 which was 0.30%.
(2)	Our insurance subsidiaries are lessees with a number of operating leases.
(3)	In 2010, we contributed $100.0 million to our qualified defined benefit pension plan and do not expect to make any significant additional contributions in order to meet our minimum funding requirements. However, additional contributions may be required in the future based on the level of pension assets and liabilities in future periods. The ultimate payment amount is based on several assumptions, including, but not limited to, the rate of return on plan assets, the discount rate for benefit obligations, mortality experience, interest crediting rates and the ultimate valuation of benefit obligations. Differences between actual plan experience and our assumptions are likely and will likely result in changes to our funding obligations in future periods.
(4)	Non-qualified defined benefit pension and postretirement benefit obligations reflect estimated payments to be made through plan year 2020 for pension, postretirement and postemployment benefits. Estimates of these payments and the payment patterns are based upon historical experience.
(5)	Investment commitments include $58.4 million related to the City Square Project, $18.8 million related to tax credits, $16.8 million related to partnerships, and $2.3 million in other investment commitments.
(6)	Unlike many other forms of contractual obligations, loss and LAE reserves do not have definitive due dates and the ultimate payment dates are subject to a number of variables and uncertainties. As a result, the total loss and LAE reserve payments to be made by period, as shown above, are estimates based principally on historical experience.

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

Expenses related to these plans are generally calculated based upon information available at the beginning of the plan year. Our pre-tax expense related to our defined benefit plans was $12.9 million and $33.9 million for 2010 and 2009, respectively. The assets held by the qualified benefit plan are subject to changing economic conditions (see Investment Portfolio on pages 55 to 60 of this Form 10-K). Actual returns of the plan investments generated approximately $56 million and $70 million of income during 2010 and 2009, respectively.

The benefit from the investment gains experienced in 2010 was partially offset by a decrease in the discount rate from prior year, and a decrease in the long-term return assumption to 7.00%. This net gain resulted in adjustments to our net actuarial gains in 2010 of approximately $3.5 million. This is reflected as a decrease to our accumulated other comprehensive income. In 2009, investment gains were partially offset by a decrease in the discount rate from prior year, and a decrease in the long-term return assumption to 7.50%. This net gain resulted in adjustments to our net actuarial gains in 2009 of approximately $48.5 million, which are reflected in our accumulated other comprehensive income. The change in these actuarial gains and losses is amortized in future years. The effect of our actual investment experience in 2010, which included the effect of the $100 million contribution made January 4, 2010, and taking into consideration the decrease in discount rates in 2011, pension related expenses in 2011 are expected to be consistent with our costs in 2010. Accordingly, we expect our pre-tax pension expense to remain at approximately $13 million in 2011.

On January 4, 2010, and as discussed in “Liquidity and Capital Resources” on pages 68 to 71 of this Form 10-K, we made a discretionary contribution of $100 million to the plan. Based on current assumptions, this results in our qualified defined benefit plan being essentially fully funded as of December 31, 2010. Accordingly, we do not currently expect to make significant additional contributions to the plan in order to maintain appropriate funding levels in the near term. However, the ultimate payment amount is based on several assumptions, including, but not limited to, the rate of return on plan assets, the discount rate for benefit obligations, mortality experience, interest crediting rates and the ultimate valuation and determination of benefit obligations. Since differences between actual plan experience and our assumptions are likely, changes to our funding obligations in future periods are possible.

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

Hurricane Katrina Litigation

In August 2007, the State of Louisiana filed a putative class action in the Civil District Court for the Parish of Orleans, State of Louisiana, entitled State of Louisiana, individually and on behalf of State of Louisiana, Division of Administration, Office of Community Development ex rel The Honorable Charles C. Foti, Jr., The Attorney General For the State of Louisiana, individually and as a class action on behalf of all recipients of funds as well as all eligible and/or future recipients of funds through The Road Home Program v. AAA Insurance, et al., No. 07-8970. The complaint named as defendants over 200 foreign and domestic insurance carriers, including us, and asserts a right to benefit payments from insurers on behalf of current and former Louisiana citizens who have applied for and received or will receive funds through Louisiana’s “Road Home” program. The case was thereafter removed to the Federal District Court for the Eastern District of Louisiana.

On March 5, 2009, the court issued an Order granting in part and denying in part a Motion to Dismiss filed by Defendants. The court dismissed all claims for bad faith and breach of fiduciary duty and all claims for flood damages under policies with flood exclusions or asserted under Louisiana’s Valued Policy Law, but rejected the insurers’ arguments that the purported assignments from individual claimants to the state were barred by anti-assignment provisions in the insurers’ policies. On April 30, 2009, Defendants filed a Petition for Permission to Appeal to the United States Court of Appeals for the Fifth Circuit (“Fifth Circuit”), which was granted. On July 28, 2010, the Fifth Circuit certified the anti-assignment issue to the Louisiana Supreme Court. Oral arguments are scheduled to be heard by the Louisiana Supreme Court on March 14, 2011.

We have established our total loss and LAE reserves on the assumption that we will not have any liability under the “Road Home” or similar litigation, and that we will otherwise prevail in litigation as to the cause of certain large losses and not incur extra contractual or punitive damages.

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

Over the past several years, state-sponsored insurers, reinsurers and involuntary pools have increased significantly, particularly in those states which have Atlantic or Gulf Coast exposures. As a result, the potential assessment exposure of insurers doing business in such states and the attendant collection risks have increased, particularly, in our case, in the states of Massachusetts, Louisiana and Florida. Such actions and related regulatory restrictions on rate increases, underwriting and the ability to non-renew business may limit our ability to reduce the potential exposure to hurricane related losses. At this time, we are unable to predict the likelihood or impact of any such potential assessments or other actions.

On August 1, 2010, the Michigan Supreme Court issued a decision in a case captioned McCormick v. Carrier, et. al, overturning the so-called Kreiner decision, and in so doing, we believe that the Court significantly expanded the circumstances under which claimants can sue for non-economic losses resulting from automobile accidents in Michigan. Although the full implications and application of the McCormick decision are not yet understood and may evolve in the future, we believe that the revised standard will adversely affect both past claims which are not finally resolved, as well as future claims. Although our reserves reflect our best estimate of the impact of this decision, in light of evolving law and the uncertain application of this new standard, we cannot be certain as to the adequacy of these reserves or of our ability to raise rates for liability coverage of Michigan commercial and personal automobile polices to reflect the additional losses we expect to incur.

From time to time, proposals have been made to establish a federal based insurance regulatory system and to allow insurers to elect either federal or state-based regulation (“optional federal chartering”). In light of the economic environment and the focus on increased regulatory controls, particularly with regard to financial institutions, there has been renewed interest in such proposals.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Financial Reform Act”) was enacted. The Financial Reform Act includes a provision to establish a Federal Insurance Office with the purpose of collecting information to better understand insurance issues at the federal level and to monitor the extent to which traditional underserved communities and consumers, minorities, and low and moderate income persons have access to affordable insurance products. The Financial Reform Act also contains provisions affecting financial institutions, credit rating agencies and other commercial and consumer businesses.

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

Residual Markets

We are required to participate in residual markets in various states, which generally pertain to high risk insureds, disrupted markets or lines of business or geographic areas where rates are regarded as excessive. The results of the residual markets are not subject to the predictability associated with our own managed business, and are significant to the workers’ compensation line of business, the homeowners line of business and both the commercial and personal automobile lines of business.

RATING AGENCIES

Insurance companies are rated by rating agencies to provide both industry participants and insurance consumers information on specific insurance companies. Higher ratings generally indicate the rating agencies’ opinion regarding financial stability and a stronger ability to pay claims.

We believe that strong ratings are important factors in marketing our products to our agents and customers, since rating information is broadly disseminated and generally used throughout the industry. Insurance company financial strength ratings are assigned to an insurer based upon factors deemed by the rating agencies to be relevant to policyholders and are not directed toward protection of investors. Such ratings are neither a rating of securities nor a recommendation to buy, hold or sell any security. Customers typically focus on claims-paying ratings, while creditors focus on debt ratings. Investors use both to evaluate a company’s overall financial strength.

RECENT DEVELOPMENTS

In February 2011, we repurchased $48.0 million of our Junior Debentures at a cost of $50.5 million, resulting in a loss of $2.5 million. (See also Note 7 – “Debt” on pages 107 and 108 of the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K).

RISKS AND FORWARD-LOOKING STATEMENTS

Management’s Discussion and Analysis contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. For a discussion of indicators of forward-looking statements and specific important factors that could cause actual results to differ materially from those contained in forward-looking statements, see Part I – Item 1A on pages 16 to 27 of this Annual Report of Form 10-K for the fiscal year ended December 31, 2010. This Management’s Discussion and Analysis should be read and interpreted in light of such factors.

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

Current accident year loss results – A measure of the estimated earnings impact of current premiums offset by estimated loss experience and expenses for the current accident year. This measure includes the estimated increase in revenue associated with higher prices (premiums), including those caused by price inflation and changes in exposure, partially offset by higher volume driven expenses and inflation of loss costs. Volume driven expenses include policy acquisition costs such as commissions paid to property and casualty agents which are typically based on a percentage of premium dollars.

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

Specialty Lines – A major component of our Other Commercial Lines. There is no accepted industry definition of “specialty lines”, but for our purpose specialty lines consist of products such as inland and ocean marine, bond business, specialty property, professional liability, management liability and various other program businesses. When discussing net written premiums and other financial measures of our specialty businesses, we may include non-specialty premiums that are written as part of the entire account.

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

ITEM 7A–	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to “Market Risk and Risk Management Policies” on pages 60 to 62 of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

The Hanover Insurance Group, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of The Hanover Insurance Group, Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for other-than-temporary impairments of debt securities in 2009.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Campania Holding Company, Inc. (“Campania”), which was acquired on March 31, 2010, from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2010. We have also excluded Campania from our audit of internal control over financial reporting. The total assets and total revenues of Campania constitute approximately $35 million, or less than 1%, and approximately $11 million, or less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2010.

PricewaterhouseCoopers LLP

Boston, Massachusetts

February 23, 2011

78

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31	2010	2009	2008
(In millions, except per share data)
Revenues
Premiums	$2,841.0	$2,546.4	$2,484.9
Net investment income	247.2	252.1	258.7
Net realized investment gains (losses):
Total other-than-temporary impairment losses on investments	(9.4)	(42.2)	(113.1)
Portion of loss transferred (from) to other comprehensive income	(4.5)	9.3	—

Net other–than–temporary impairment losses on investments recognized in earnings	(13.9)	(32.9)	(113.1)
Net realized gains from sales and other	43.6	34.3	15.3

Total net realized investment gains (losses)	29.7	1.4	(97.8)
Fees and other income	34.3	34.2	34.6

Total revenues	3,152.2	2,834.1	2,680.4

Losses and expenses
Losses and loss adjustment expenses	1,856.3	1,639.2	1,626.2
Policy acquisition expenses	669.0	581.3	556.2
Loss (gain) from retirement of debt	2.0	(34.5)	—
Other operating expenses	413.8	377.2	333.6

Total losses and expenses	2,941.1	2,563.2	2,516.0

Income before federal income taxes	211.1	270.9	164.4

Federal income tax expense:
Current	5.7	51.2	17.5
Deferred	52.2	31.9	62.4

Total federal income tax expense	57.9	83.1	79.9

Income from continuing operations	153.2	187.8	84.5
Discontinued operations (Note 2):
Gain (loss) from discontinued FAFLIC business (net of income tax benefit (expense) of $0.3, $(0.9) and $(4.6) in 2010, 2009 and 2008), including gain (loss) on disposal of $0.5, $7.1 and $(77.3) in 2010, 2009 and 2008	0.5	7.1	(84.8)
Income from operations of discontinued variable life insurance and annuity business (net of income tax benefit of $2.9 in 2008), including gain on disposal of $1.3, $4.9 and $8.7 in 2010, 2009 and 2008	1.3	4.9	11.3
Loss from discontinued accident and health business (net of income tax expense of $0.1 and $0.4 in 2010 and 2009)	(0.3)	(2.6)	—
Income from the operations of AMGRO (net of tax benefit of $1.3 in 2008), including gain on disposal of $11.1 in 2008	—	—	10.1
Other discontinued operations	0.1	—	(0.5)

Net income	$154.8	$197.2	$20.6

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME (Continued)

FOR THE YEARS ENDED DECEMBER 31	2010	2009	2008
(In millions, except per share data)
Earnings per common share:
Basic:
Income from continuing operations	$3.36	$3.71	$1.65
Discontinued operations:
Gain (loss) from operations of discontinued FAFLIC business (net of income tax benefit (expense) of $0.01, $(0.02) and $(0.09) in 2010, 2009 and 2008), including gain (loss) on disposal of $0.01, $0.14 and $(1.51) in 2010, 2009 and 2008	0.01	0.14	(1.66)
Income from operations of discontinued variable life insurance and annuity business (net of income tax benefit of $0.06 in 2008), including gain on disposal of $0.03, $0.10, and $0.17 in 2010, 2009 and 2008	0.03	0.10	0.22
Loss from discontinued accident and health business (net of income tax expense of $0.01 in 2009)	(0.01)	(0.05)	—
Income from the operations of AMGRO (net of tax benefit of $0.02 in 2008), including gain on disposal of $0.22 in 2008	—	—	0.20
Other discontinued operations	—	—	(0.01)

Net income per share	$3.39	$3.90	$0.40

Weighted average shares outstanding	45.6	50.6	51.3

Diluted:
Income from continuing operations	$3.31	$3.68	$1.63
Discontinued operations:
Gain (loss) from operations of discontinued FAFLIC business (net of income tax benefit (expense) of $0.01, $(0.02), and $(0.09) in 2010, 2009 and 2008), including gain (loss) on disposal of $0.01, $0.14 and $(1.49) in 2010, 2009 and 2008	0.01	0.14	(1.64)
Income from operations of discontinued variable life insurance and annuity business (net of income tax benefit of $0.05 in 2008), including gain on disposal of $0.03, $0.09 and $0.17 in 2010, 2009 and 2008	0.03	0.09	0.22
Loss from discontinued accident and health business (net of income tax expense of $0.01 in 2009)	(0.01)	(0.05)	—
Income from the operations of AMGRO (net of tax benefit of $0.02 in 2008), including gain on disposal of $0.21 in 2008	—	—	0.20
Other discontinued operations	—	—	(0.01)

Net income per share	$3.34	$3.86	$0.40

Weighted average shares outstanding	46.3	51.1	51.7

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31	2010	2009
(In millions, except share data)
Assets
Investments:
Fixed maturities at fair value (amortized cost of $4,598.8 and $4,520.3)	$4,797.9	$4,615.6
Equity securities at fair value (cost of $120.7 and $57.3)	128.6	69.2
Other long-term investments	39.4	32.3

Total investments	4,965.9	4,717.1

Cash and cash equivalents	290.4	316.5
Accrued investment income	53.8	52.3
Premiums and accounts receivable, net	772.0	590.8
Reinsurance receivable on paid and unpaid losses, benefits and unearned premiums	1,254.2	1,197.9
Deferred policy acquisition costs	345.3	286.3
Deferred federal income taxes	177.4	228.6
Goodwill	179.2	171.4
Other assets	398.1	351.2
Assets of discontinued operations	133.6	130.6

Total assets	$8,569.9	$8,042.7

Liabilities
Policy liabilities and accruals:
Losses and loss adjustment expenses	$3,277.7	$3,153.9
Unearned premiums	1,520.3	1,300.5

Total policy liabilities and accruals	4,798.0	4,454.4

Expenses and taxes payable	541.7	603.2
Reinsurance premiums payable	34.4	58.5
Debt	605.9	433.9
Liabilities of discontinued operations	129.4	134.1

Total liabilities	6,109.4	5,684.1

Commitments and contingencies (Notes 15 and 19)
Shareholders’ Equity
Preferred stock, $.01 par value, 20.0 million shares authorized, issued none	—	—
Common stock, $.01 par value, 300.0 million shares authorized, 60.5 million shares issued	0.6	0.6
Additional paid-in capital	1,796.5	1,808.5
Accumulated other comprehensive income	136.7	28.8
Retained earnings	1,246.8	1,141.1
Treasury stock at cost (15.6 million and 13.0 million shares)	(720.1)	(620.4)

Total shareholders’ equity	2,460.5	2,358.6

Total liabilities and shareholders’ equity	$8,569.9	$8,042.7

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31	2010	2009	2008
(In millions)
Preferred Stock
Balance at beginning and end of year	$—	$—	$—

Common Stock
Balance at beginning and end of year	0.6	0.6	0.6

Additional Paid-in Capital
Balance at beginning of year	1,808.5	1,803.8	1,822.6
Settlement of accelerated share repurchases	(8.7)	—	—
Employee and director stock-based awards and other	(3.3)	4.7	(18.8)

Balance at end of year	1,796.5	1,808.5	1,803.8

Accumulated Other Comprehensive Income (Loss)
Net Unrealized Appreciation (Depreciation) on Investments and Derivative Instruments:
Balance at beginning of year	107.7	(276.1)	5.5
Cumulative effect of change in accounting principle	—	(33.3)	—

Balance at beginning of year, as adjusted	107.7	(309.4)	5.5
Net appreciation (depreciation) during the period:
Net appreciation (depreciation) on available-for-sale securities and derivative instruments	104.7	415.8	(284.3)
Benefit for deferred federal income taxes	5.9	1.3	2.7

	110.6	417.1	(281.6)

Balance at end of year	218.3	107.7	(276.1)

Defined Benefit Pension and Postretirement Plans:
Balance at beginning of year	(78.9)	(108.7)	(25.9)
Amounts arising in the period	(13.9)	26.0	(123.8)
Amortization during the period:
Amount recognized as net periodic benefit cost	9.8	19.8	(3.6)
Benefit (provision) for deferred federal income taxes	1.4	(16.0)	44.6

	(2.7)	29.8	(82.8)

Balance at end of year	(81.6)	(78.9)	(108.7)

Total accumulated other comprehensive income (loss)	136.7	28.8	(384.8)

Retained Earnings
Balance at beginning of year, before cumulative effect of accounting change, net of tax	1,141.1	949.8	946.9
Cumulative effect of accounting change, net of tax	—	33.3	—

Balance at beginning of year, as adjusted	1,141.1	983.1	946.9
Net income	154.8	197.2	20.6
Dividends to shareholders	(47.2)	(37.5)	(23.0)
Treasury stock issued for less than cost and other	(9.7)	(5.3)	(9.7)
Recognition of share-based compensation	7.8	3.6	15.0

Balance at end of year	1,246.8	1,141.1	949.8

Treasury Stock
Balance at beginning of year	(620.4)	(482.2)	(450.7)
Shares purchased at cost	(126.0)	(148.1)	(58.5)
Net shares reissued at cost under employee stock-based compensation plans	26.3	9.9	27.0

Balance at end of year	(720.1)	(620.4)	(482.2)

Total shareholders’ equity	$2,460.5	$2,358.6	$1,887.2

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31	2010	2009	2008
(In millions)
Net income	$154.8	$197.2	$20.6
Other comprehensive income (loss):
Available-for-sale securities:
Net appreciation (depreciation) during the period	97.8	423.1	(284.9)
Portion of other-than-temporary impairment losses transferred from (to) other comprehensive income	6.9	(7.3)	—
Benefit for deferred federal income taxes	5.9	1.3	2.9

Total available-for-sale securities	110.6	417.1	(282.0)

Derivative instruments:
Net appreciation during the period	—	—	0.6
Provision for deferred federal income taxes	—	—	(0.2)

Total derivative instruments	—	—	0.4

	110.6	417.1	(281.6)

Pension and postretirement benefits:
Amounts arising in the period:
Net actuarial (loss) gain	(13.9)	21.5	(126.9)
Prior service cost	—	4.5	3.1

Total amounts arising in the period	(13.9)	26.0	(123.8)
Amortization recognized as net periodic benefit costs:
Net actuarial loss	17.2	27.2	3.0
Prior service cost	(5.8)	(5.8)	(4.9)
Transition asset	(1.6)	(1.6)	(1.7)

Total amortization recognized as net periodic pension and postretirement cost (benefit)	9.8	19.8	(3.6)

(Decrease) increase in pension and postretirement benefit costs	(4.1)	45.8	(127.4)

Benefit (provision) for deferred federal income taxes	1.4	(16.0)	44.6

Total pension and postretirement benefits	(2.7)	29.8	(82.8)

Other comprehensive income (loss)	107.9	446.9	(364.4)

Comprehensive income (loss)	$262.7	$644.1	$(343.8)

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31	2010	2009	2008
(In millions)
Cash Flows From Operating Activities
Net income	$154.8	$197.2	$20.6
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposal of variable life insurance and annuity business	(1.3)	(4.9)	(11.3)
(Gain) loss on sale of FAFLIC	(0.5)	(7.1)	77.3
Gain on sale of AMGRO, Inc.	—	—	(11.1)
Loss (gain) from retirement of debt	2.0	(34.5)	—
Net realized investment (gains) losses	(29.3)	1.8	112.2
Net amortization and depreciation	16.7	11.8	15.1
Stock-based compensation expense	11.3	11.7	11.6
Amortization of defined benefit plan costs	9.8	19.8	(3.6)
Deferred federal income taxes	52.0	31.9	53.7
Change in deferred acquisition costs	(57.7)	(21.5)	(10.5)
Change in premiums and notes receivable, net of reinsurance premiums payable	(204.9)	(14.1)	75.0
Change in accrued investment income	(1.1)	—	3.1
Change in policy liabilities and accruals, net	288.2	9.9	(156.8)
Change in reinsurance receivable	(38.2)	(58.3)	116.7
Change in expenses and taxes payable	(85.0)	(44.6)	(103.2)
Other, net	(33.2)	(7.5)	20.7

Net cash provided by operating activities	83.6	91.6	209.5

Cash Flows From Investing Activities
Proceeds from disposals and maturities of available-for-sale fixed maturities	1,376.2	2,162.3	1,114.1
Proceeds from disposals of equity securities and other investments	123.6	70.9	11.9
Proceeds from mortgages sold, matured or collected	9.0	17.4	10.2
Proceeds from collections of installment finance and notes receivable	—	—	192.3
Proceeds from the sale of FAFLIC	—	105.8	—
Cash transferred with sale of FAFLIC	—	(108.1)	—
Net proceeds from sale of AMGRO, Inc.	—	—	1.0
Proceeds from sale of variable life insurance and annuity business, net	—	—	13.3
Purchase of available-for-sale fixed maturities	(1,401.5)	(2,345.8)	(828.2)
Purchase of equity securities and other investments	(184.9)	(44.5)	(22.9)
Net cash used for business acquisitions	(13.3)	(21.8)	(114.1)
Capital expenditures	(10.9)	(10.4)	(9.5)
Disbursements to fund installment finance and notes receivable	—	—	(178.6)
Other investing items	3.0	—	(0.3)

Net cash (used in) provided by investing activities	(98.8)	(174.2)	189.2

Cash Flows From Financing Activities
Withdrawals from contractholder deposit funds and trust instruments supported by funding obligations	—	—	(21.0)
Exercise of options	12.0	3.1	8.2
Proceeds from debt borrowings	207.5	125.0	—
Change in collateral related to securities lending program	(7.7)	53.1	(50.6)
Dividends paid to shareholders	(47.2)	(37.5)	(23.0)
Repurchases of debt	(38.5)	(125.9)	—
Repurchases of common stock	(134.7)	(148.1)	(58.5)
Other financing activities	—	0.1	0.3

Net cash used in financing activities	(8.6)	(130.2)	(144.6)

Net change in cash and cash equivalents	(23.8)	(212.8)	254.1
Net change in cash related to discontinued operations	(2.3)	131.6	(67.0)
Cash and cash equivalents, beginning of year	316.5	397.7	210.6

Cash and cash equivalents, end of year	$290.4	$316.5	$397.7

Supplemental Cash Flow information
Interest payments	$40.3	$35.5	$40.9
Income tax net payments	$11.3	$47.9	$36.5

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Basis of Presentation and Principles of Consolidation

The consolidated financial statements of The Hanover Insurance Group, Inc. (“THG” or the “Company”), include the accounts of The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America (“Citizens”), THG’s principal property and casualty companies; and certain other insurance and non-insurance subsidiaries. These legal entities conduct their operations through several business segments as discussed in Note 14 – “Segment Information”. All significant intercompany accounts and transactions have been eliminated. The Company’s results of operations also included the results of First Allmerica Financial Life Insurance Company (“FAFLIC”) through December 31, 2008. On January 2, 2009, the Company sold FAFLIC to Commonwealth Annuity and Life Insurance Company (“Commonwealth Annuity”) a subsidiary of the Goldman Sachs Group, Inc. (“Goldman Sachs”). Accordingly, the FAFLIC business was classified as a discontinued operation in accordance with Accounting Standards Codification (“ASC 205”), Presentation of Financial Statements - Discontinued Operations (“ASC 205”). FAFLIC’s accounts have been classified as assets and liabilities of discontinued operations in the consolidated Balance Sheets (See Note 2 – Discontinued Operations). The results of operations for FAFLIC are reported as discontinued operations and prior periods in the Consolidated Statements of Income have been reclassified to conform to this presentation. The following discussion reflects the significant accounting policies for the Company, including the discontinued operations as applicable, except for those policies specifically identified in item Q below which relate solely to the discontinued operations of the Company.

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

B. Valuation of Investments

In accordance with the provisions of ASC 320, Investments – Debt and Equity Securities (“ASC 320”), the Company is required to classify its investments into one of three categories: held-to-maturity, available-for-sale or trading. The Company determines the appropriate classification of fixed maturity and equity securities at the time of purchase and re-evaluates such designation as of each balance sheet date.

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

Fixed maturities that are delinquent are placed on non-accrual status, and thereafter interest income is recognized only when cash payments are received.

Realized investment gains and losses are reported as a component of revenues based upon specific identification of the investment assets sold. When an other-than-temporary decline in value of a specific investment is deemed to have occurred, and a charge to earnings is required, the Company recognizes a realized investment loss. The Company reviews all investments in an unrealized loss position to identify other-than-temporary declines in value. On April 1, 2009, the Company adopted accounting guidance which modified the assessment of other-than-temporary impairments (“OTTI”) on debt securities, as well as the method of recording and reporting other-than-temporary impairments. When it is determined that a decline in value of an equity security is other-than-temporary, the Company reduces the cost basis of the security to fair value with a corresponding charge to earnings. When an other-than-temporary decline in value of a debt security is deemed to have occurred, the Company must assess whether it intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis. If the debt security meets either of these two criteria, an other-than-temporary impairment is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the impairment measurement date. If the Company does not intend to sell the debt security and it is not more likely than not the Company will be required to sell the security before recovery of its amortized cost basis, the credit loss portion of an other-than-temporary impairment is recorded through earnings while the portion attributable to all other factors is recorded separately as a component of other comprehensive income. The amount of the other-than-temporary impairment that relates to credit is estimated by comparing the amortized cost of the fixed maturity security with the net present value of the fixed maturity security’s projected future cash flows, discounted at the effective interest rate implicit in the investment prior to impairment. The non-credit portion of the impairment is equal to the difference between the fair value and the net present value of the fixed maturity security at the impairment measurement date. Once an OTTI has been recognized, the new amortized cost basis of the security is equal to the previous amortized cost less the amount of OTTI recognized in earnings. Prior to the adoption of this guidance on April 1, 2009, an other-than-temporary impairment recognized in earnings for fixed maturity securities was equal to the difference between amortized cost and fair value at the time of impairment. For equity method investments, an impairment is recognized when evidence demonstrates that an other-than-temporary loss in value has occurred, including the absence of the ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment.

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

Deferred acquisition costs (“DAC”) for each line of business are reviewed to determine if it is recoverable from future income, including investment income. If such costs are determined to be unrecoverable, they are expensed at the time of determination. Although recoverability of DAC is not assured, the Company believes it is more likely than not that all of these costs will be recovered. The amount of DAC considered recoverable, however, could be reduced in the near term if the estimates of total revenues discussed above are reduced or permanently impaired as a result of a disposition of a line of business. The amount of amortization of DAC could be revised in the near term if any of the estimates discussed above are revised.

F. Reinsurance Recoverables

The Company shares certain insurance risks it has underwritten, through the use of reinsurance contracts, with various insurance entities. Reinsurance accounting is followed for ceded transactions when the risk transfer provisions of ASC 944, Financial Services – Insurance (“ASC 944”), have been met. As a result, when the Company experiences loss or claims events that are subject to a reinsurance contract, reinsurance recoverables are recorded. The amount of the reinsurance recoverable can vary based on the terms of the reinsurance contract, the size of the individual loss or claim, or the aggregate amount of all losses or claims in a particular line or book of business or an aggregate amount associated with a particular accident year. The valuation of losses or claims recoverable depends on whether the underlying loss or claim is a reported loss or claim, or an incurred but not reported loss. For reported losses and claims, the Company values reinsurance recoverables at the time the underlying loss or claim is recognized, in accordance with contract terms. For incurred but not reported losses, the Company estimates the amount of reinsurance recoverables based on the terms of the reinsurance contracts and historical reinsurance recovery information and applies that information to the gross loss reserve. The reinsurance recoverables are based on what the Company believes are reasonable estimates and the balance is disclosed separately in the financial statements. However, the ultimate amount of the reinsurance recoverable is not known until all losses and claims are settled.

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

H. Goodwill

In accordance with the provisions of ASC 350, Intangibles – Goodwill and Other, the Company carries its goodwill at amortized cost, net of impairments. Increases to goodwill are generated through acquisition and represent the excess of the cost of an acquisition over the fair value of the assets and liabilities acquired, including any intangible assets acquired. During the year ended December 31, 2010, the Company recorded $7.8 million in goodwill related to acquisitions of several businesses. The Company tests for the recoverability of goodwill annually or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company recognizes impairment losses only to the extent that the carrying amounts of reporting units with goodwill exceed the fair value. The amount of the impairment loss that is recognized is determined based upon the excess of the carrying value of goodwill compared to the implied fair value of the goodwill, as determined with respect to all assets and liabilities of the reporting unit. The Company has performed its annual review of goodwill for impairment in the fourth quarters of 2010, 2009 and 2008 with no impairments recognized.

I. Liabilities for Losses, LAE, and Unearned Premiums

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

J. Debt

The Company’s debt includes senior debentures, junior subordinated debentures, trust preferred capital securities, and advances under the Company’s collateralized borrowing program with the Federal Home Loan Bank of Boston (“FHLBB”). The senior debentures are carried at principal amount borrowed, net of unamortized discounts. The junior subordinated debentures and borrowings under the FHLBB program are carried at principal amount borrowed. Debt also includes liabilities connected to trust preferred capital securities, related to outstanding securities issued by AIX Holdings, Inc. (“AIX”) and Professionals Direct, Inc. (“PDI”). Cash distributions on such trust preferred stock are accounted for as interest expense. (See Note 7 – Debt).

K. Premium, Premium Receivable, Fee Revenue and Related Expenses

Property and casualty insurance premiums are recognized as revenue over the related contract periods. Premium receivables reflect the unpaid balance of premium written as of the balance sheet date. Premium receivables are generally short-term in nature. The Company reviews its receivables for collectibility at the balance sheet date.

The allowance for uncollectible accounts was not material as of December 31, 2010 and 2009. Losses and related expenses are matched with premiums, resulting in their recognition over the lives of the contracts. This matching is accomplished through estimated and unpaid losses and amortization of deferred policy acquisition costs.

L. Federal Income Taxes

THG and its domestic subsidiaries (including certain non-insurance operations) file a consolidated United States federal income tax return. In 2009 and 2008 entities included within the consolidated group were segregated into either a life insurance or a non-life insurance company subgroup. The consolidation of these subgroups is subject to certain statutory restrictions on the percentage of eligible non-life tax losses that can be applied to offset life company taxable income. In 2010, as a result of the sale of FAFLIC, all entities are designated non-life insurance companies.

Deferred income taxes are generally recognized when assets and liabilities have different values for financial statement and tax reporting purposes, and for other temporary taxable and deductible differences as defined by ASC 740, Income Taxes (“ASC 740”). These differences result primarily from insurance reserves, deferred policy acquisition costs, tax credit carryforwards, capital loss carryforwards, employee benefit plans, and internally developed software. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that all or some portion of the deferred tax assets will not be realized. Changes in valuation allowances are generally reflected in federal income tax expense or as an adjustment to other comprehensive income (loss) depending on the nature of the item for which the valuation allowance is being recorded.

M. Stock-Based Compensation

The Company recognizes the fair value of compensation costs for all share-based payments, including employee stock options, in the financial statements. Unvested awards are generally expensed on a straight line basis, by tranche, over the vesting period of the award. The Company’s stock-based compensation plans are discussed further in Note 11 – “Stock-Based Compensation Plans”.

N. Earnings Per Share

Earnings per share (“EPS”) for the years ended December 31, 2010, 2009 and 2008 is based on a weighted average of the number of shares outstanding during each year. Basic and diluted EPS is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. The weighted average shares outstanding used to calculate basic EPS differ from the weighted average shares outstanding used in the calculation of diluted EPS due to the effect of dilutive employee stock options, nonvested stock grants and other contingently issuable shares. If the effect of such items are antidilutive, the weighted average shares outstanding used to calculate diluted EPS equal those used to calculate basic EPS.

Options to purchase shares of common stock whose exercise prices are greater than the average market price of the common shares are not included in the computation of diluted earnings per share because the effect would be antidilutive.

O. New Accounting Pronouncements

Recently Implemented Standards

ASC 105, Generally Accepted Accounting Principles (“ASC 105”) reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board (“FASB”) into a single source of authoritative generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities. All guidance contained in the ASC carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed “non-authoritative”. ASC 105 was effective on a prospective basis for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the guidance included in ASC 105 as of July 1, 2009. The implementation of this guidance changed the Company’s references to GAAP authoritative guidance but did not impact the Company’s financial position or results of operations.

As of April 1, 2009, the Company adopted guidance included in ASC 320, which modifies the assessment of OTTI for fixed maturity securities, as well as the method of recording and reporting OTTI. Under the new guidance, if a company intends to sell or more likely than not will be required to sell a fixed maturity security before recovery of its amortized cost basis, the amortized cost of the security is reduced to its fair value, with a corresponding charge to earnings. If a company does not intend to sell the fixed maturity security, or more likely than not will not be required to sell it, the company is required to separate the other-than-temporary impairment into the portion which represents the credit loss and the amount related to all other factors. The amount of the estimated loss attributable to credit is recognized in earnings and the amount related to non-credit factors is recognized in accumulated other comprehensive income, net of applicable taxes. A cumulative effect adjustment was recognized by the Company upon adoption of this guidance to reclassify the non-credit component of previously recognized impairments from retained earnings to accumulated other comprehensive income. The Company increased the amortized cost basis of these fixed maturity securities and recorded a cumulative effect adjustment of $33.3 million as an increase to retained earnings and reduction to accumulated other comprehensive income. (See further disclosure in Note 5 – Investment Income and Gains and Losses).

ASC 805, Business Combinations (“ASC 805”) contains guidance which provided additional clarification of application issues regarding initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805 was effective for business combinations initiated on or after the first annual reporting period beginning after December 15, 2008. The Company implemented this guidance effective January 1, 2009. Implementing this guidance did not have an effect on the Company’s financial position or results of operations upon adoption; however, the Company applied this guidance in accounting for the Company’s acquisitions during 2010.

In December 2009, the FASB issued ASC Update No. 2009-17, Consolidation (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASC Update No. 2009-17”) which codified Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R). This guidance amends FASB Interpretation No. 46R, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity’s economic performance. This statement also enhances disclosures about a company’s involvement in variable interest entities. ASC Update No. 2009-17 was effective as of the beginning of the first annual reporting period that began after November 15, 2009. The Company implemented this guidance as of January 1, 2010. The effect of implementing this guidance was not material to the Company’s financial position or results of operations.

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

In August 2009, the FASB issued ASC Update No. 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value. This update amends ASC 820, Fair Value Measurements and Disclosures (“ASC Update No. 2009-05”) and provides further guidance on measuring the fair value of a liability. The guidance establishes the types of valuation techniques to be used to value a liability when a quoted market price in an active market for the identical liability is not available, such as the use of an identical or similar liability when traded as an asset. The guidance also further clarifies that a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are both Level 1 fair value measurements. If adjustments are required to be applied to the quoted price, it results in a level 2 or 3 fair value measurement. The guidance provided in the update was effective for the first reporting period (including interim periods) beginning after issuance.

In September 2009, the FASB issued ASC Update No. 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent) (“ASC Update No. 2009-12”). This update sets forth guidance on using the net asset value per share provided by an investee to estimate the fair value of an alternative investment. Specifically, the update permits a reporting entity to measure the fair value of this type of investment on the basis of the net asset value per share of the investment (or its equivalent) if all or substantially all of the underlying investments used in the calculation of the net asset value is consistent with ASC 820. The update also requires additional disclosures by each major category of investment, including, but not limited to, fair value of underlying investments in the major category, significant investment strategies, redemption restrictions, and unfunded commitments related to investments in the major category. The amendments in this update were effective for interim and annual periods ending after December 15, 2009.

In January 2010, the FASB issued ASC Update No. 2010-06 (Topic 820) – Improving Disclosures about Fair Value Measurements. This update amends ASC 820 and requires new and clarified disclosures for fair value measurements. The guidance requires that transfers in and out of Levels 1 and 2 be disclosed separately, including a description of the reasons for such transfers. Additionally, the reconciliation of fair value measurements of Level 3 assets should separately disclose information about purchases, sales, issuance and settlements in a gross, rather than net disclosure presentation. The guidance further clarifies that fair value disclosures should be separately presented for each class of assets and liabilities and disclosures should be provided for valuation techniques and inputs for both recurring and non-recurring fair value measurements related to Level 2 and Level 3 categories. The disclosure guidance provided in the update was effective for reporting periods beginning after December 15, 2009. The Company implemented this guidance effective January 1, 2010. Implementing this guidance did not have an effect on the Company’s financial position or results of operations.

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

ASC 855, Subsequent Events (“ASC 855”), and as modified by ASC Update 2010-09, Amendments to Certain Recognition and Disclosure Requirements, includes guidance that was issued by the FASB in May 2009, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence of a company’s evaluation of its subsequent events. ASC 855 defines two types of subsequent events, “recognized” and “non-recognized”. Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore, are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company implemented the guidance included in ASC 855 as of April 1, 2009 and the updated guidance as of December 31, 2009. The effect of implementing the guidance was not material to the Company’s financial position or results of operations.

In December 2009, the FASB issued ASC Update No. 2009-16 Transfers and Servicing (Topic 860) - Accounting for Transfers of Financial Assets (“ASC Update No. 2009-16”) which codified Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140. This guidance revises FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Extinguishment of Liabilities a replacement of FASB Statement 125 and requires additional disclosures about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. It also eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets, and enhances disclosure requirements. ASC Update 2009-16 was effective prospectively, for annual periods beginning after November 15, 2009, and interim and annual periods thereafter. The Company has implemented this guidance as of January 1, 2010. The effect of implementing this guidance was not material to the Company’s financial position or results of operations.

Recently Issued Standards

In December 2010, the FASB issued ASC Update No. 2010-29 (Topic 805) Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force). This update provides clarity on the presentation of comparable proforma financial statements for business combinations. Revenues and earnings of the combined entity should be disclosed as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Additionally, this update requires the disclosure to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported proforma revenue and earnings. The disclosure guidance provided in this ASC update is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010 and is not expected to have an impact on the Company’s results of operations or financial position.

In December 2010, the FASB issued ASC Update No. 2010-28 (Topic 350) When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force) (“ASC Update No. 2010-28”). This update modifies Step 1 of the goodwill impairment test for companies with zero or negative carrying amounts to require Step 2 of the goodwill impairment test to be performed if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. This ASC update is effective for annual and interim periods beginning after December 15, 2010. The Company does not expect the adoption of ASC Update No. 2010-28 to have a material impact on its financial position or results of operations.

In October 2010, the FASB issued ASC Update No. 2010-26 (Topic 944) Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (a consensus of the FASB Emerging Issues Task Force). This update provides clarity in defining which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral, commonly known as deferred acquisition costs. Additionally, this update specifies that only costs associated with the successful acquisition of a policy or contract may be deferred, whereas current industry practice often includes costs relating to unsuccessful contract acquisitions. This ASC update is effective for annual and interim periods, beginning after December 15, 2011. The Company is currently assessing the impact of this guidance to its financial position and results of operations.

In July 2010, the FASB issued ASC Update No. 2010-20 (Topic 310) Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASC update is applicable for financing receivables recognized on a company’s balance sheet that have a contractual right to receive payment either on demand or on fixed or determinable dates. This update enhances the disclosure requirements about the credit quality of financing receivables and the allowance for credit losses, at disaggregated levels. The disclosure guidance provided in the update relating to those required as of the end of the reporting period was effective for interim and annual reporting periods ending on or after December 15, 2010. The effect of implementing the guidance was not significant to the Company’s financial statement disclosures. The disclosure guidance related to activity that occurs during the reporting period is effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company expects that the implementation of the disclosure guidance related to activity will not be significant to its financial statement disclosures.

P. Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Q. Discontinued Operations Significant Accounting Policy Discussion

The following accounting policies relate only to the Company’s discontinued operations, which are in run-off. Please refer to the above captions for policies related to assets and liabilities that were held by both the Company’s ongoing business and the discontinued business.

Reinsurance accounting is followed for ceded transactions when the risk transfer provisions of ASC 944 have been met. As a result, when the Company experiences loss or claims events, or unfavorable mortality or morbidity experience that are subject to a reinsurance contract, reinsurance recoverables are recorded. The amount of the reinsurance recoverable can vary based on the terms of the reinsurance contract, the size of the individual loss or claim, or the aggregate amount of all losses or claims in a particular line or book of business. The valuation of losses or claims recoverable depends on whether the underlying loss or claim is a reported loss or claim, an incurred but not reported loss or a future policy benefit. For reported losses and claims, the Company values reinsurance recoverables at the time the underlying loss or claim is recognized, in accordance with contract terms. For incurred but not reported losses and future policy benefits, the Company estimates the amount of reinsurance recoverables based on the terms of the reinsurance contracts and historical reinsurance recovery information and applies that information to the gross loss reserve and future policy benefit estimates. The reinsurance recoverables are based on what the Company believes are reasonable estimates. However, the ultimate amount of the reinsurance recoverable is not known until all losses and claims are settled.

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

2. DISCONTINUED OPERATIONS

Discontinued operations consist of: (i) Discontinued FAFLIC Business, including both the loss associated with the sale of FAFLIC on January 2, 2009 and the loss or income resulting from its prior business operations; (ii) Discontinued Operations of the Company’s Variable Life Insurance and Annuity Business in 2005; and (iii) Discontinued Accident and Health Business.

Discontinued FAFLIC Business

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

At December 31, 2008, the Company reflected FAFLIC at its fair value less estimated disposition costs. This resulted in the recognition of a $77.3 million impairment as of December 31, 2008 for the asset group that was being disposed of in the sale transaction. Of this amount, $48.5 million related to depreciated securities and was reflected as an adjustment to accumulated other comprehensive income and $26.0 million was reflected as a valuation allowance against the FAFLIC assets. The loss is presented in the Consolidated Statements of Income as a component of income from operations of discontinued FAFLIC business. In addition, the operating results of FAFLIC during 2008 are also reflected as income from operations of discontinued FAFLIC business.

The following table summarizes the results for this discontinued business for the periods indicated:

For the Years Ended December 31	2010	2009	2008
(In millions)
Gain (loss) on sale of FAFLIC, net of taxes	$0.5	$7.1	$(77.3)
Loss from operations of FAFLIC business, net of income tax expense of $4.6 in 2008	—	—	(7.5)

Gain (loss) from discontinued FAFLIC business, net of taxes	$0.5	$7.1	$(84.8)

Gain (Loss) on Sale of FAFLIC

The following table summarizes the components of the loss recognized in 2008 related to the sale of FAFLIC.

For the Year Ended December 31	2008
(In millions)
Carrying value of FAFLIC before pre-close dividend	$267.7	(1)
Pre-close net dividend	(129.8	)(2)

	137.9
Proceeds from sale	105.8	(3)

Loss on sale before impact of transaction and other costs	(32.1)
Transaction costs	(3.9	)(4)
Liability for certain legal indemnities and employee-related costs	(8.2	)(5)
Other miscellaneous adjustments	(33.1	)(6)

Net loss	$(77.3)

(1)	Shareholder’s equity in the FAFLIC business, prior to the impact of the sale transaction.
(2)	Net pre-close dividends.
(3)	Proceeds to THG from Commonwealth Annuity.
(4)	Transaction costs include legal, actuarial and other professional fees.
(5)	Liability for expected contractual indemnities of FAFLIC recorded at December 31, 2008. These costs also include severance and retention payments anticipated to result from this transaction.
(6)	Included in other miscellaneous adjustments are investment losses of $48.5 million, as well as favorable reserve adjustments related to the accident and health business of $15.6 million.

In 2010 and 2009, the Company recognized a gain of $0.5 million and $7.1 million, respectively, related to the sale of FAFLIC. These gains were primarily due to the change in the estimate of indemnification liabilities related to the sale. The gain in 2009 also reflects the release of sale-related accruals and a tax adjustment relating to FAFLIC’s operations in prior tax years.

In connection with the sales transaction, the Company agreed to indemnify Commonwealth Annuity for certain legal, regulatory and other matters that existed as of the sale. Accordingly, the Company established a gross liability for these guarantees and indemnifications of $9.9 million. As of December 31, 2010, the Company’s total gross liability related to these guarantees was $1.2 million. The Company regularly reviews and updates this liability for legal and regulatory matter indemnities. Although the Company believes its current estimate for this liability is appropriate, there can be no assurance that these estimates will not materially increase in the future. Adjustments to this reserve are recorded in the results of the Company in the period in which they are determined.

Loss from Operations of FAFLIC Business

The table below shows the discontinued operating results related to FAFLIC.

For the Years Ended December 31	2008
(In millions)
Total revenues	$76.7
Loss included in discontinued operations before federal income taxes, including net realized losses of $14.4	$(2.9)

Discontinued Operations of the Company’s Variable Life Insurance and Annuity Business

On December 30, 2005, the Company sold its variable life insurance and annuity business to Goldman Sachs, including the reinsurance of 100% of the variable business of FAFLIC. THG agreed to indemnify Goldman Sachs for certain litigation, regulatory matters and other liabilities relating to the pre-closing activities of the business that was sold.

In 2010 and 2009, the Company recorded gains of $1.3 million and $4.9 million, net of tax, respectively, related to the disposal of the Company’s variable life insurance and annuity business, primarily due to a change in the estimate of liabilities for certain contractual indemnities to Goldman Sachs relating to pre-sale activities of the business sold.

In 2008, the Company recognized a $11.3 million adjustment to its loss on disposal of variable life insurance and annuity business, including $8.6 million related to a release of liabilities associated with the Company’s estimated liability for certain contractual indemnities to Goldman Sachs relating to the pre-sale activities of the business sold and $2.7 million tax benefit from a settlement with the Internal Revenue Service (“IRS”) related to tax years 1995 through 2001 (See Note 8 – Federal Income Taxes for further discussion).

As of December 31, 2010, the Company’s total gross liability related to its guarantees associated with the disposal of its variable life insurance and annuity business was $4.2 million. The Company regularly reviews and updates this liability for legal and regulatory matter indemnities. Although the Company believes its current estimate for this liability is appropriate, there can be no assurance that these estimates will not materially increase in the future. Adjustments to this reserve are recorded in the results of the Company in the period in which they are determined.

Discontinued Accident and Health Insurance Business

During 1999, the Company exited its accident and health insurance business, consisting of its Employee Benefit Services business, its Affinity Group Underwriters business and its accident and health assumed reinsurance pool business. Prior to 1999, these businesses comprised substantially all of the former Corporate Risk Management Services segment. Accordingly, the operating results of the discontinued segment have been reported in accordance with Accounting Principles Board Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB Opinion No. 30”). On January 2, 2009, Hanover Insurance directly assumed a portion of the accident and health business; and therefore continues to apply APB Opinion No. 30 to this business. In addition, the remainder of the FAFLIC accident and health business was reinsured also by Hanover Insurance and has been reported in accordance with ASC 205.

In 2010 and 2009, the Company recorded losses of $0.3 million and $2.6 million, net of tax, respectively, related to the disposal of its accident and health insurance business. Losses in 2010 were driven by increased reserves resulting from the Company’s current interpretation of the provisions of the Patient Protection and Affordable Care Act, as well as realized investment losses due to impairments, which were partially offset by net investment income. Losses in 2009 primarily reflect realized investment losses due to impairments.

At December 31, 2010 and 2009, the portion of the discontinued accident and health business that was directly assumed had assets of $59.3 million and $54.0 million, respectively, consisting primarily of invested assets and reinsurance recoverables, and liabilities of approximately $53.2 million and $48.7 million, respectively, consisting primarily of policy liabilities. At December 31, 2010 and 2009, the assets and liabilities of this business, as well as those of the reinsured portion of the accident and health business are classified as assets and liabilities of discontinued operations in the Consolidated Balance Sheets.

3. OTHER SIGNIFICANT TRANSACTIONS

During 2010, the Company paid quarterly dividends of 25 cents per share to its shareholders. Total dividends paid in the quarters ended December 31, 2010, September 30, 2010, June 30, 2010 and March 31, 2010 were $11.3 million, $11.6 million, $12.0 million and $12.3 million, respectively. The Company’s dividend payments in 2010 represented a 33% increase over the annual dividend payment of 75 cents per share in 2009.

Since October 2007 and through December 2010, the Company’s Board of Directors has authorized aggregate repurchases of the Company’s common stock of up to $500 million, including a $100 million increase in the program in the fourth quarter of 2010. Under the repurchase authorizations, the Company may repurchase its common stock from time to time, in amounts and prices and at such times as deemed appropriate, subject to market conditions and other considerations. The Company’s repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. The Company is not required to purchase any specific number of shares or to make purchases by any certain date under this program. On March 30, 2010 and December 8, 2009, the Company entered into accelerated share repurchase agreements with Barclays Bank PLC, acting through its agent Barclays Capital, Inc., for the immediate repurchase of 2.3 million and 2.4 million shares, respectively, of the Company’s common stock at a cost of $105.0 million and $105.2 million, respectively. Total repurchases under the program as of December 31, 2010 were 7.9 million shares at a cost of $342.9 million, for an average price per share of $43.27.

On June 14, 2010, the Company purchased approximately 11 acres of developable land in Worcester, Massachusetts for $5 million. A portion of the land will be developed with the construction of a new 200,000 square foot office building and the redevelopment of an adjacent parking garage (the “City Square Project”). In addition, the Company signed a 17 year lease agreement with a tenant for the new building and garage. The tenant is an unaffiliated public company with an investment grade credit rating. Through December 31, 2010, the Company capitalized $8.3 million in related lease acquisition, legal, architectural and associated costs. Development costs are estimated between $65 million and $70 million and the project will be financed, in part, through the issuance of collateralized debt through the Company’s membership in the FHLBB. In July 2010, Hanover Insurance committed to borrow $46.3 million from the FHLBB to finance the project. These borrowings will be drawn in several increments from July 2010 to January 2012. During 2010, Hanover Insurance received an advance of $9.5 million from this commitment. Amounts drawn from the $46.3 million mature on July 20, 2020 and carry fixed interest rates with a weighted average of 3.88%. (See also below for further information related to participation in the FHLBB’s collateralized borrowing program).

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

On December 3, 2009, the Company entered into a renewal rights agreement with OneBeacon Insurance Group, LTD. (“OneBeacon”). Through this agreement, the Company acquired access to a portion of OneBeacon’s small and middle market commercial business at renewal, including industry programs and middle market niches. This transaction included consideration of approximately $23 million, plus certain potential additional consideration estimated to total approximately $11 million, primarily representing purchased renewal rights intangible assets which are included as other assets in the Consolidated Balance Sheets. The agreement was effective for renewals beginning January 1, 2010.

On September 25, 2009, Hanover Insurance received an advance of $125 million through its membership in the FHLBB as part of a collateralized borrowing program. This advance bears interest at a fixed rate of 5.50% per annum over a twenty-year term. The proceeds from the borrowing were used by Hanover Insurance to acquire AIX and its subsidiaries from the holding company. As collateral to the FHLBB for all advances received, including those relating to the City Square Project, as of December 31, 2010, Hanover Insurance has pledged government agency securities with a fair value of $162.7 million. Collateral pledged to the FHLBB totaled $142.0 million as of December 31, 2009.

The fair value of the collateral pledged must be maintained at certain specified levels of the borrowed amount, which can vary depending on the type of assets pledged. If the fair value of this collateral declines below these specified levels, Hanover Insurance would be required to pledge additional collateral or repay outstanding borrowings. Hanover Insurance is permitted to voluntarily repay the outstanding borrowings at any time, subject to a repayment fee. As a requirement of membership in the FHLBB, Hanover Insurance acquired $2.5 million of FHLBB stock, and as a condition to participating in the FHLBB’s collateralized borrowing program, it was required to purchase additional shares of FHLBB stock in an amount equal to 4.5% of its outstanding borrowings. These additional purchases totaled $6.1 million through December 31, 2010.

The Company liquidated AFC Capital Trust I (the “Trust”) on July 30, 2009. Each holder of 8.207% Series B Capital Securities (“Capital Securities”) as of that date received a principal amount of the Company’s Series B 8.207% Junior Subordinated Deferrable Interest Debentures (“Junior Debentures”) due February 3, 2027 equal to the liquidation amount of the Capital Securities held by such holder. The liquidation of the Trust did not have a material effect on the Company’s results of operations or financial position. On June 29, 2009, prior to liquidating the Trust, the Company completed a cash tender offer to repurchase a portion of its Capital Securities that were issued by the Trust (subsequently redeemed and exchanged for Junior Debentures) and a portion of its 7.625% Senior Debentures (“Senior Debentures”) due in 2025 that were issued by THG. As of that date, $69.3 million of Capital Securities were tendered at a price equal to $800 per $1,000 of face value. In addition, the Company accepted for tender a principal amount of $77.3 million of Senior Debentures. Depending on the time of tender, holders of the Senior Debentures accepted for purchase received a price of either $870 or $900 per $1,000 of face value. Separately, the Company held $65.0 million of Capital Securities previously repurchased at a discount in the open market prior to the tender offer, and $1.1 million of Senior Debentures. The Company recognized a pre-tax gain of $34.5 million in 2009 as a result of such purchases. In 2010, the Company repurchased $36.5 million of Junior Subordinated Debentures at a cost of $38.5 million, resulting in a $2.0 million loss on the repurchase. On February 15, 2011, the Company repurchased an additional $48.0 million of Junior Subordinated Debentures at a cost of $50.5 million, resulting in a loss of $2.5 million on the repurchase. As of February 15, 2011 and December 31, 2010, a net principal amount of $81.2 million and $129.2 million, respectively, of the Company’s Junior Debentures remained outstanding. As of December 31, 2010, $121.4 million of the Company’s Senior Debentures remained outstanding.

On November 28, 2008, the Company acquired AIX for approximately $100 million, subject to various terms and conditions. AIX is a specialty property and casualty insurer that underwrites and manages program business.

On June 2, 2008, the Company completed the sale of its premium financing subsidiary, AMGRO, Inc. to Premium Financing Specialists, Inc. The Company recorded a gain of $11.1 million related to this sale, which was reflected in the Consolidated Statement of Income as part of discontinued operations.

On March 14, 2008, the Company acquired all of the outstanding shares of Verlan Holdings, Inc. (“Verlan”) for $29.0 million. Verlan, now referred to as Hanover Specialty Industrial, is a specialty company providing property insurance to chemical, paint, solvent and other manufacturing and distribution companies.

4. INVESTMENTS

A. FIXED MATURITIES AND EQUITY SECURITIES

The amortized cost and fair value of available-for-sale fixed maturities and equity securities were as follows:

DECEMBER 31, 2010
(In millions)
			Gross Unrealized Losses
	Amortized Cost (1)	Gross Unrealized Gains	Unrealized Losses	OTTI Unrealized Losses(2)	Fair Value
U.S. Treasury securities and U.S. government and agency securities	$261.4	$5.0	$3.2	$—	$263.2
States and political subdivisions	963.4	21.5	19.4	—	965.5
Corporate fixed maturities	2,413.7	186.0	11.2	25.4	2,563.1
Residential mortgage-backed securities	725.4	41.9	3.7	8.3	755.3
Commercial mortgage-backed securities	350.7	18.4	1.0	—	368.1

Total fixed maturities, including assets of discontinued operations	4,714.6	272.8	38.5	33.7	4,915.2
Less: fixed maturities of discontinued operations	(115.8)	(8.1)	(0.7)	(5.9)	(117.3)

Total fixed maturities, excluding discontinued operations	$4,598.8	$264.7	$37.8	$27.8	$4,797.9

Equity securities, excluding discontinued operations	$120.7	$9.8	$1.9	$—	$128.6

DECEMBER 31, 2009
(In millions)
			Gross Unrealized Losses
	Amortized Cost (1)	Gross Unrealized Gains	Unrealized Losses	OTTI Unrealized Losses(2)	Fair Value
U.S. Treasury securities and U.S. government and agency securities	$355.2	$3.2	$3.7	$—	$354.7
States and political subdivisions	844.7	13.1	25.6	—	832.2
Corporate fixed maturities	2,246.7	131.4	14.3	29.9	2,333.9
Residential mortgage-backed securities	858.8	29.7	3.4	10.7	874.4
Commercial mortgage-backed securities	334.5	10.1	7.4	—	337.2

Total fixed maturities, including assets of discontinued operations	4,639.9	187.5	54.4	40.6	4,732.4
Less: fixed maturities of discontinued operations	(119.6)	(6.0)	(2.0)	(6.8)	(116.8)

Total fixed maturities, excluding discontinued operations	$4,520.3	$181.5	$52.4	$33.8	$4,615.6

Equity securities, excluding discontinued operations	$57.3	$12.2	$0.3	$—	$69.2

(1)	Amortized cost for fixed maturities and cost for equity securities.
(2)	Represents other-than-temporary impairments recognized in accumulated other comprehensive income. Amount excludes net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date of $40.4 million and $30.1 million as of December 31, 2010 and December 31, 2009, respectively.

The Company participates in a security lending program for the purpose of enhancing income. Securities on loan to various counterparties had a fair value of $65.2 million and $72.8 million at December 31, 2010 and 2009, respectively, and were fully collateralized by cash. The fair value of the loaned securities is monitored on a daily basis, and the collateral is maintained at a level of at least 102% of the fair value of the loaned securities. Securities lending collateral is recorded by the Company in cash and cash equivalents, with an offsetting liability included in expenses and taxes payable.

At December 31, 2010 and 2009, fixed maturities with fair values of $87.3 million and $77.6 million, respectively, and amortized cost of $84.1 million and $76.2 million, respectively, were on deposit with various state and governmental authorities.

The Company enters into various agreements that may require its fixed maturities to be held as collateral by others. At December 31, 2010, fixed maturities with a fair value of $177.5 million were held as collateral for collateralized borrowings and other arrangements. At December 31, 2009, fixed maturities with a fair value of $181.8 million were held as collateral for collateralized borrowings, reinsurance and other arrangements. Of these amounts, $162.7 million and $142.0 million related to the FHLBB collateralized borrowing program at December 31, 2010 and 2009, respectively.

At December 31, 2010, there were contractual investment commitments of up to $77.5 million, consisting primarily of the Company’s commitment to invest approximately $58 million in a real estate project. In addition to these investment commitments, the Company has contractual obligations to purchase tax credits of up to $18.8 million.

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

DECEMBER 31	2010
(In millions)
	Amortized Cost	Fair Value
Due in one year or less	$178.2	$181.4
Due after one year through five years	1,211.1	1,287.9
Due after five years through ten years	1,636.7	1,720.0
Due after ten years	1,688.6	1,725.9

Total fixed maturities including assets of discontinued operations	4,714.6	4,915.2
Less: fixed maturities of discontinued operations	(115.8)	(117.3)

Total fixed maturities, excluding assets of discontinued operations	$4,598.8	$4,797.9

B. UNREALIZED GAINS AND LOSSES

Unrealized gains and losses on available-for-sale and other securities are summarized in the following table.

FOR THE YEARS ENDED DECEMBER 31
(In millions)
2010	Fixed Maturities	Equity Securities And Other (1)	Total
Net appreciation, beginning of year	$97.8	$9.9	$107.7
Net appreciation (depreciation) on available-for-sale securities	101.1	(3.3)	97.8
Portion of OTTI losses transferred from other comprehensive income	6.9	—	6.9
Benefit for deferred federal income taxes	4.5	1.4	5.9

	112.5	(1.9)	110.6

Net appreciation, end of year	$210.3	$8.0	$218.3

2009
Net depreciation, beginning of year	$(266.0)	$(10.1)	$(276.1)
Cumulative effect of change in accounting principle	(33.3)	—	(33.3)

Balance at beginning of year, as adjusted	(299.3)	(10.1)	(309.4)
Net appreciation on available-for-sale securities	403.2	19.9	423.1
Portion of OTTI losses transferred to other comprehensive income	(7.3)	—	(7.3)
Benefit for deferred federal income taxes	1.2	0.1	1.3

	397.1	20.0	417.1

Net appreciation, end of year	$97.8	$9.9	$107.7

2008
Net (depreciation) appreciation, beginning of year	$(3.1)	$8.6	$5.5
Net depreciation on available-for-sale securities	(267.9)	(19.1)	(287.0)
Net appreciation from the effect on policy liabilities	2.7	—	2.7
Benefit for deferred federal income taxes	2.3	0.4	2.7

	(262.9)	(18.7)	(281.6)

Net depreciation, end of year	$(266.0)	$(10.1)	$(276.1)

(1)	Equity securities and other balances at December 31, 2010, 2009 and 2008 include after-tax net appreciation on other invested assets of $0.7 million, $1.3 million and $1.4 million, respectively.

C. SECURITIES IN AN UNREALIZED LOSS POSITION

The following tables provide information about the Company’s fixed maturities and equity securities that are in an unrealized loss position at December 31, 2010 and 2009:

DECEMBER 31, 2010
(In millions)	12 months or less		Greater than 12 months		Total
	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI (1)	Fair Value
Fixed maturities:
Investment grade:
U.S. Treasury securities and U.S. government and agency securities	$2.7	$85.1	$0.5	$16.4	$3.2	$101.5
States and political subdivisions	10.4	292.3	9.0	86.7	19.4	379.0
Corporate fixed maturities	6.7	256.9	14.0	78.3	20.7	335.2
Residential mortgage-backed securities	3.2	103.8	8.8	31.0	12.0	134.8
Commercial mortgage-backed securities	0.1	13.1	0.9	7.3	1.0	20.4

Total investment grade	23.1	751.2	33.2	219.7	56.3	970.9

Below investment grade (2):
Corporate fixed maturities	1.1	56.8	14.8	102.5	15.9	159.3

Total fixed maturities	24.2	808.0	48.0	322.2	72.2	1,130.2

Equity securities:
Common equity securities	1.9	45.8	—	—	1.9	45.8

Total (3)	$26.1	$853.8	$48.0	$322.2	$74.1	$1,176.0

(1)	Includes $33.7 million unrealized loss related to other-than-temporary impairment losses recognized in other comprehensive income, of which $14.8 million are below investment grade aged greater than 12 months.
(2)	Substantially all below investment grade securities with an unrealized loss had been rated by the National Association of Insurance Commissioners (“NAIC”), Standard & Poor’s or Moody’s at December 31, 2010.
(3)	Includes discontinued accident and health business of $6.6 million in gross unrealized losses with $48.6 million in fair value at December 31, 2010.

DECEMBER 31, 2009
(In millions)
	12 months or less		Greater than 12 months		Total
	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI (1)	Fair Value
Fixed maturities:
Investment grade:
U.S. Treasury securities and U.S. government and agency securities	$3.7	$170.8	$—	$—	$3.7	$170.8
States and political subdivisions	9.0	275.2	15.6	176.5	24.6	451.7
Corporate fixed maturities	3.4	115.8	13.3	152.7	16.7	268.5
Residential mortgage-backed securities	6.6	89.1	7.5	62.6	14.1	151.7
Commercial mortgage-backed securities	0.4	13.5	7.0	30.0	7.4	43.5

Total investment grade	23.1	664.4	43.4	421.8	66.5	1,086.2

Below investment grade (2):
States and political subdivisions	0.2	8.7	0.8	8.2	1.0	16.9
Corporate fixed maturities	10.6	84.1	16.9	150.1	27.5	234.2

Total below investment grade	10.8	92.8	17.7	158.3	28.5	251.1

Total fixed maturities	33.9	757.2	61.1	580.1	95.0	1,337.3

Equity securities:
Common equity securities	—	—	0.3	1.4	0.3	1.4

Total (3)	$33.9	$757.2	$61.4	$581.5	$95.3	$1,338.7

(1)	Includes $40.6 million unrealized loss related to other-than-temporary impairment losses recognized in other comprehensive income, of which $14.8 million are below investment grade aged greater than 12 months.
(2)	Substantially all below investment grade securities with an unrealized loss had been rated by the NAIC, Standard & Poor’s or Moody’s at December 31, 2009.
(3)	Includes discontinued accident and health business of $8.8 million in gross unrealized losses with $55.0 million in fair value at December 31, 2009.

The Company employs a systematic methodology to evaluate declines in fair value below amortized cost for fixed maturity securities or cost for equity securities. In determining other-than-temporary impairments of fixed maturity and equity securities, the Company evaluates several factors and circumstances, including the issuer’s overall financial condition; the issuer’s credit and financial strength ratings; the issuer’s financial performance, including earnings trends, dividend payments and asset quality; any specific events which may influence the operations of the issuer; the general outlook for market conditions in the industry or geographic region in which the issuer operates; and the length of time and the degree to which the fair value of an issuer’s securities remains below the Company’s cost. With respect to fixed maturity investments, the Company considers any factors that might raise doubt about the issuer’s ability to pay all amounts due according to the contractual terms and whether the Company expects to recover the entire amortized cost basis of the security. With respect to equity securities, the Company considers its ability and intent to hold the investment for a period of time to allow for a recovery in value. The Company applies these factors to all securities.

The following tables provide information on the Company’s gross unrealized losses of fixed maturity securities by credit ratings, including ratings of securities with third party guarantees, as of December 31, 2010 and 2009.

DECEMBER 31	2010
(In millions)
	AAA	AA	A	BBB	Total investment grade	BB	B	CCC and below	Total below investment grade	Total
U.S. Treasury securities and U.S government and agency securities	$3.2	$—	$—	$—	$3.2	$—	$—	$—	$—	$3.2
States and political subdivisions	4.0	6.2	1.5	7.7	19.4	—	—	—	—	19.4
Corporate fixed maturities	0.3	1.1	6.5	12.8	20.7	5.6	5.7	4.6	15.9	36.6
Residential mortgage-backed securities	3.7	0.6	—	7.7	12.0	—	—	—	—	12.0
Commercial mortgage-backed securities	—	—	1.0	—	1.0	—	—	—	—	1.0

Total fixed maturities, including discontinued operations	11.2	7.9	9.0	28.2	56.3	5.6	5.7	4.6	15.9	72.2
Less: losses included in discontinued operations	(0.2)	—	(0.4)	(3.1)	(3.7)	(2.3)	(0.2)	(0.4)	(2.9)	(6.6)

Total fixed maturities, excluding discontinued operations	$11.0	$7.9	$8.6	$25.1	$52.6	$3.3	$5.5	$4.2	$13.0	$65.6

DECEMBER 31	2009
(In millions)
	AAA	AA	A	BBB	Total investment grade	BB	B	CCC and below	Total below investment grade	Total
U.S. Treasury securities and U.S government and agency securities	$3.7	$—	$—	$—	$3.7	$—	$—	$—	$—	$3.7
States and political subdivisions	4.1	7.3	4.8	8.4	24.6	0.8	—	0.2	1.0	25.6
Corporate fixed maturities	—	1.4	7.1	8.2	16.7	11.8	9.7	6.0	27.5	44.2
Residential mortgage-backed securities	2.4	1.4	7.9	2.4	14.1	—	—	—	—	14.1
Commercial mortgage-backed securities	0.5	0.8	6.1	—	7.4	—	—	—	—	7.4

Total fixed maturities, including discontinued operations	10.7	10.9	25.9	19.0	66.5	12.6	9.7	6.2	28.5	95.0
Less: losses included in discontinued operations	—	(0.2)	(1.4)	(3.2)	(4.8)	(0.5)	(2.8)	(0.7)	(4.0)	(8.8)

Total fixed maturities, excluding discontinued operations	$10.7	$10.7	$24.5	$15.8	$61.7	$12.1	$6.9	$5.5	$24.5	$86.2

D. OTHER

The Company had no concentration of investments in a single investee that exceeded 10% of shareholders’ equity except as follows:

DECEMBER 31	2010	2009
(in millions)
	Fair Value
Fixed maturities:
Federal Home Loan Mortgage Corp. (1)	$445.5	$574.0

Federal National Mortgage Association (2)	$205.4	$260.3

(1)	Includes securities of discontinued operations of $6.4 million and $27.7 million at December 31, 2010 and 2009, respectively.
(2)	Holdings in Federal National Mortgage Association at December 31, 2010 were less than 10% of shareholders’ equity but are included for comparative purposes.

5. INVESTMENT INCOME AND GAINS AND LOSSES

A. NET INVESTMENT INCOME

The components of net investment income were as follows:

FOR THE YEARS ENDED DECEMBER 31	2010	2009	2008
(In millions)
Fixed maturities	$248.6	$249.3	$251.3
Equity securities	4.5	5.2	4.7
Mortgage loans	0.7	2.3	0.9
Other long-term investments	0.1	(0.1)	2.2
Short-term investments	0.2	2.0	4.5

Gross investment income	254.1	258.7	263.6
Less investment expenses	(6.9)	(6.6)	(4.9)

Net investment income	$247.2	$252.1	$258.7

The carrying value of non-income producing fixed maturities, as well as the carrying value of fixed maturity securities on non-accrual status, at December 31, 2010 and 2009 was not material. The effect of non-accruals for the years ended December 31, 2010, 2009 and 2008, compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities, was a reduction in net investment income of $2.3 million, $3.1 million and $2.1 million, respectively.

B. NET REALIZED INVESTMENT GAINS AND LOSSES

Net realized gains (losses) on investments were as follows:

FOR THE YEARS ENDED DECEMBER 31	2010	2009	2008
(In millions)
Fixed maturities	$17.7	$5.3	$(90.8)
Equity securities	13.0	(4.3)	(7.6)
Other investments	(1.0)	0.4	0.6

Net realized investment gains (losses)	$29.7	$1.4	$(97.8)

Included in the net realized investment gains (losses) were other-than-temporary impairments of investment securities recognized in earnings totaling $13.9 million, $32.9 million and $113.1 million in 2010, 2009 and 2008, respectively.

Other-than-temporary-impairments

As of April 1, 2009, the Company adopted the guidance included in ASC 320, which modified the assessment of OTTI on fixed maturity securities, as well as the method of recording and reporting OTTI. Under the new guidance, if a company intends to sell or more likely than not will be required to sell a fixed maturity security before recovery of its amortized cost basis, the amortized cost of the security is reduced to its fair value, with a corresponding charge to earnings. If a company does not intend to sell the debt security, or more likely than not will not be required to sell it, the company is required to separate the other-than-temporary impairment into the portion which represents the credit loss and the amount related to all other factors. The amount of the estimated loss attributable to credit is recognized in earnings and the amount related to non-credit factors is recognized in other comprehensive income, net of applicable taxes.

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

For 2010, total OTTI were $9.4 million. Of this amount, $13.9 million was recognized in earnings, including $4.5 million that was transferred from unrealized losses in accumulated other comprehensive income. Of the $13.9 million recorded in earnings, $4.4 million related to certain low-income housing tax credit limited partnerships, $4.3 million was estimated credit losses on fixed maturity securities, $3.3 million related to fixed maturity securities that the Company intends to sell and $1.9 million related to common stocks. Other-than-temporary impairments recognized on fixed maturity securities during 2010 primarily included $2.9 million on below investment grade corporate bonds principally in the industrial and utilities sectors, $2.7 million on investment grade residential mortgage-backed securities and $1.2 million on investment grade corporate bonds in the industrial sector.

For 2009, total OTTI were $42.2 million. Of this amount, $32.9 million was recognized in earnings and the remaining $9.3 million was recorded as unrealized losses in accumulated other comprehensive income. Of the OTTI recognized in earnings, $15.7 million related primarily to below investment grade corporate bonds in the industrial sector that the Company intended to sell and $9.6 million were from equities, including perpetual preferred securities primarily in the financial sector. In addition, the Company recorded OTTI of $7.6 million that was estimated credit losses, primarily on below investment grade fixed maturity securities, including $4.1 million on corporate bonds, $2.1 million on residential mortgage-backed securities and $1.4 million on a municipal bond.

The methodology and significant inputs used to measure the amount of credit losses on fixed maturities in 2010 and 2009 are as follows:

Corporate bonds - the Company utilized a financial model that derives expected cash flows based on probability-of-default factors by credit rating and asset duration and loss-given-default factors based on security type. These factors are based on historical data provided by an independent third-party rating agency.

Asset-backed securities, including commercial and residential mortgage backed securities - the Company utilized cash flow estimates based on bond specific facts and circumstances that include collateral characteristics, expectations of delinquency and default rates, loss severity, prepayment speeds and structural support, including subordination and guarantees.

Municipals - the Company utilized cash flow estimates based on bond specific facts and circumstances that may include the political subdivision’s taxing authority, the issuer’s ability to adjust user fees or other sources of revenue to satisfy its debt obligations and the ability to access insurance or guarantees.

The following table provides rollforwards of the cumulative amounts related to the Company’s credit loss portion of the OTTI losses on fixed maturity securities for which the non-credit portion of the loss is included in other comprehensive income.

FOR THE YEARS ENDED DECEMBER 31	2010	2009 (1)
(In millions)
Credit losses as of the beginning of the period	$22.1	$17.3
Credit losses for which an OTTI was not previously recognized	1.2	4.0
Additional credit losses on securities for which an OTTI was previously recognized	3.1	3.6
Reductions for securities sold, matured or called during the period	(8.3)	(1.4)
Reductions for securities reclassified as intend to sell	(0.4)	(1.4)

Credit losses as of the end of the year	$17.7	$22.1

(1)	The effective date of the section of ASC 320 requiring this disclosure was April 1, 2009, therefore the period represented is April 1, 2009 through December 31, 2009.

The proceeds from voluntary sales of available-for-sale securities and the gross realized gains and gross realized losses on those sales, excluding discontinued operations, are provided in the following table for the periods indicated:

FOR THE YEARS ENDED DECEMBER 31
(In millions)
2010	Proceeds from Voluntary Sales	Gross Gains	Gross Losses
Fixed maturities	$456.2	$24.1	$2.2
Equity securities	$112.1	$13.5	$—

2009
Fixed maturities	$1,522.4	$40.4	$14.2
Equity securities	$44.6	$7.6	$2.6

2008
Fixed maturities	$498.1	$16.4	$7.8
Equity securities	$1.1	$0.2	$—

C. OTHER COMPREHENSIVE INCOME (LOSS) RECONCILIATION

The following table provides a reconciliation of gross unrealized investment gains (losses) to the net balance shown in the Consolidated Statements of Comprehensive Income (Loss).

FOR THE YEARS ENDED DECEMBER 31	2010	2009	2008
(In millions)
Unrealized appreciation (depreciation) on available-for-sale securities:
Unrealized holding gains (losses) arising during period, net of income tax benefit of $9.1, $1.3 and $2.9 in 2010, 2009 and 2008.	$139.8	$414.9	$(397.0)
Less: reclassification adjustment for gains (losses) included in net income	29.2	(2.2)	(115.0)

Total available-for-sale securities	110.6	417.1	(282.0)

Unrealized depreciation on derivative instruments:
Unrealized holding losses arising during period, net of income tax benefit of $1.7 in 2008.	—	—	(3.2)
Less: reclassification adjustment for losses included in net income, net of income tax benefit of $1.9 in 2008.	—	—	(3.6)

Total derivative instruments	—	—	0.4

Other comprehensive income (loss)	$110.6	$417.1	$(281.6)

6. FAIR VALUE

The Company follows the guidance in ASC 820, as it relates to the fair value of its financial assets and liabilities. ASC 820 provides for a standard definition of fair value to be used in new and existing pronouncements. This guidance requires disclosure of fair value information about certain financial instruments (insurance contracts, real estate, goodwill and taxes are excluded) for which it is practicable to estimate such values, whether or not these instruments are included in the balance sheet. The fair values presented for certain financial instruments are estimates which, in many cases, may differ significantly from the amounts that could be realized upon immediate liquidation.

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

Debt

The fair value of debt was estimated based on quoted market prices. If a quoted market price is not available, fair values are estimated using discounted cash flows that are based on current interest rates and yield curves for debt issuances with maturities and credit risks consistent with the debt being valued.

The estimated fair values of the financial instruments were as follows:

DECEMBER 31	2010		2009
(In millions)
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and cash equivalents	$292.9	$292.9	$316.7	$316.7
Fixed maturities	4,915.2	4,915.2	4,732.4	4,732.4
Equity securities	128.6	128.6	69.3	69.3
Mortgage loans	5.5	5.8	14.1	15.0

Total financial assets, including financial assets of discontinued operations	5,342.2	5,342.5	5,132.5	5,133.4
Less: financial assets of discontinued operations	(119.8)	(119.8)	(117.1)	(117.1)

Total financial assets of continuing operations	$5,222.4	$5,222.7	$5,015.4	$5,016.3

Financial Liabilities
Client claim funds	$—	$—	$2.0	$2.0
Legal indemnities	5.4	5.4	7.0	7.0
Debt	605.9	603.9	433.9	387.9

Total financial liabilities of continuing operations (1)	$611.3	$609.3	$442.9	$396.9

(1)	There were no financial liabilities associated with the discontinued operations.

The Company performs a review of the fair value hierarchy classifications and of prices received from its third party pricing service on a quarterly basis. The Company reviews the pricing services’ policy describing its processes, practices and inputs, including various financial models used to value securities. Also, the Company reviews the portfolio pricing. Securities with changes in prices that exceed a defined threshold are verified to independent sources such as Bloomberg. If upon review, the Company is not satisfied with the validity of a given price, a pricing challenge would be submitted to the pricing service along with supporting documentation for its review. The Company does not adjust quotes or prices obtained from the pricing service unless the pricing service agrees with the Company’s challenge. During 2010 and 2009, the Company did not adjust any prices received from brokers or its pricing service.

Changes in the observability of valuation inputs may result in a reclassification of certain financial assets within the fair value hierarchy. Reclassifications between levels of the fair value hierarchy are reported as of the beginning of the period in which the reclassification occurs. As previously discussed, the Company utilizes a third party pricing service for the valuation of the majority of its fixed maturities and equity securities. The pricing service has indicated that it will only produce an estimate of fair value if there is objectively verifiable information to produce a valuation. If the pricing service discontinues pricing an investment, the Company will use observable market data to the extent it is available, but may also be required to make assumptions for market based inputs that are unavailable due to market conditions.

The Company currently holds fixed maturity securities and equity securities for which fair value is determined on a recurring basis. The following tables present for each hierarchy level, the Company’s assets that were measured at fair value at December 31, 2010 and 2009.

December 31, 2010
(In millions)
	Fair Value
	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury securities and U.S. government and agency securities	$263.2	$124.9	$138.3	$—
States and political subdivisions	965.5	—	948.9	16.6
Corporate fixed maturities	2,563.1	—	2,520.9	42.2
Residential mortgage-backed securities, U.S. agency backed	621.6	—	621.6	—
Residential mortgage-backed securities, non-agency	133.7	—	132.9	0.8
Commercial mortgage-backed securities	368.1	—	362.6	5.5

Total fixed maturities	4,915.2	124.9	4,725.2	65.1
Equity securities (1)	120.0	106.6	10.5	2.9

Total investment assets at fair value, including assets of discontinued operations	5,035.2	231.5	4,735.7	68.0
Investment assets of discontinued operations at fair value	(117.3)	(0.9)	(115.9)	(0.5)

Total investment assets of continuing operations at fair value	$4,917.9	$230.6	$4,619.8	$67.5

December 31, 2009
(In millions)
Fixed maturities:
U.S. Treasury securities and U.S. government and agency securities	$354.7	$100.6	$254.1	$—
States and political subdivisions	832.2	—	816.7	15.5
Foreign governments	3.0	—	3.0	—
Corporate fixed maturities	2,330.9	—	2,292.8	38.1
Residential mortgage-backed securities, U.S. agency backed	689.0	—	689.0	—
Residential mortgage-backed securities, non-agency	185.4	—	185.4	—
Commercial mortgage-backed securities	337.2	—	331.0	6.2

Total fixed maturities	4,732.4	100.6	4,572.0	59.8
Equity securities (1)	60.6	51.0	6.8	2.8

Total investment assets at fair value, including assets of discontinued operations	4,793.0	151.6	4,578.8	62.6
Investment assets of discontinued operations at fair value	(116.9)	(0.3)	(116.6)	—

Total investment assets of continuing operations at fair value	$4,676.1	$151.3	$4,462.2	$62.6

(1)	Excludes equities carried at cost of $8.6 million at December 31, 2010 and $8.7 million at December 31, 2009, which consists primarily of Federal Home Loan Bank common stock.

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

YEAR ENDED DECEMBER 31, 2010
(In millions)
	Fixed Maturities
	States and political subdivisions	Corporate	Residential mortgage backed securities, non- agency	Commercial mortgage backed securities	Total	Equities	Total Assets
Balance at beginning of year	$15.5	$38.1	$—	$6.2	$59.8	$2.8	$62.6
Transfers into Level 3	—	17.3	—	—	17.3	—	17.3
Transfers out of Level 3	—	(4.7)	—	—	(4.7)	—	(4.7)
Total gains (losses):
Included in earnings	—	0.7	—	—	0.7	(0.3)	0.4
Included in other comprehensive income	(0.5)	0.4	—	—	(0.1)	(0.6)	(0.7)
Purchases and sales:
Purchases	3.0	5.3	1.4	—	9.7	1.0	10.7
Sales	(1.4)	(14.9)	(0.6)	(0.7)	(17.6)	—	(17.6)

Balance at end of year	$16.6	$42.2	$0.8	$5.5	$65.1	$2.9	$68.0

YEAR ENDED DECEMBER 31, 2009
(In millions)
	Fixed Maturities
	States and political subdivisions	Corporate	Residential mortgage backed securities, non- agency	Commercial mortgage backed securities	Total	Equities	Total Assets
Balance at beginning of year	$18.2	$44.5	$6.9	$19.5	$89.1	$1.2	$90.3
Assets of discontinued operations sold with FAFLIC	(0.1)	(3.4)	—	(2.3)	(5.8)	—	(5.8)
Transfers into Level 3	—	1.4	—	—	1.4	1.6	3.0
Transfers out of Level 3	(3.1)	(20.2)	—	(14.6)	(37.9)	—	(37.9)
Total (losses) gains:
Included in earnings	(0.3)	(0.5)	0.2	—	(0.6)	—	(0.6)
Included in other comprehensive income	(1.0)	3.6	—	1.0	3.6	—	3.6
Purchases and sales:
Purchases	3.2	17.5	—	3.2	23.9	—	23.9
Sales	(1.4)	(4.8)	(7.1)	(0.6)	(13.9)	—	(13.9)

Balance at end of year	$15.5	$38.1	$—	$6.2	$59.8	$2.8	$62.6

During the twelve months ended December 31, 2010 and 2009, the Company transferred fixed maturities between Level 2 and Level 3 primarily a result of assessing the significance of unobservable inputs on the fair value measurement. There were no transfers between Level 1 and Level 2 during 2010.

The following table summarizes gains and losses due to changes in fair value that are recorded in net income for Level 3 assets.

Years Ended December 31	2010			2009
(In millions)
	Other-than- temporary impairments	Net realized investment gains (losses)	Total	Other-than- temporary impairments	Net realized investment gains (losses)	Total
Level 3 Assets:
Fixed maturities:
States and political subdivisions	$—	$—	$—	$—	$(0.3)	$(0.3)
Corporate fixed maturities	—	0.7	0.7	(1.1)	0.6	(0.5)
Residential mortgage backed securities, U.S. agency backed	—	—	—	—	0.2	0.2

Total fixed maturities	—	0.7	0.7	(1.1)	0.5	(0.6)
Equity securities	(0.3)	—	(0.3)	—	—	—

Total assets	$(0.3)	$0.7	$0.4	$(1.1)	$0.5	$(0.6)

There were no Level 3 liabilities held by the Company for the years ended December 31, 2010 and 2009.

7. DEBT

Debt consists of the following:

DECEMBER 31	2010	2009
(In millions)
Senior debentures (unsecured) maturing March 1, 2020	$199.3	$—
Senior debentures (unsecured) maturing October 16, 2025	121.4	121.4
Holding company junior debentures	129.2	165.7
FHLBB borrowing	134.5	125.0
Capital securities	17.5	17.8
Surplus notes	4.0	4.0

	$605.9	$433.9

On February 23, 2010, the Company issued $200.0 million aggregate principal amount of 7.50% senior unsecured notes due March 1, 2020. These senior debentures are subject to certain restrictive covenants, including limitations on the issuance or disposition of capital stock of restricted subsidiaries and limitations on liens. These debentures pay interest semi-annually (See also Note 3 – Other Significant Transactions). The Company is in compliance with the covenants associated with this indenture.

The Company also issued senior unsecured notes with a face value of $200.0 million on October 16, 1995. In 2009, the Company repurchased a portion of these senior debentures with a face value of $78.4 million (See also Note 3 – Other Significant Transactions). The remaining senior debentures have a $121.6 million face value, pay interest semi-annually at a rate of 7.625% and mature on October 16, 2025. The senior debentures are subject to certain restrictive covenants, including limitations on the issuance or disposition of stock of restricted subsidiaries and limitations on liens. The Company is in compliance with the covenants associated with this indenture.

The Company established a business trust in 1997, AFC Capital Trust I, for the sole purpose of issuing mandatorily redeemable preferred securities to investors. Through the trust, the Company issued $300.0 million of Series B Capital Securities, which were registered under the Securities Act of 1933, the proceeds of which were used to purchase related junior subordinated debentures from the holding company. The Company liquidated the Trust on July 30, 2009. Each holder of Capital Securities as of that date received a principal amount of the Company’s Series B Junior Debentures equal to the liquidation amount of the Capital Securities held by such holder. In 2010 and 2009, the Company repurchased a portion of these debentures with a face value of $36.5 million and $134.3 million, respectively. These junior subordinated debentures have a face value of $129.2 million and $165.7 million as of December 31, 2010 and December 31, 2009, respectively. Consistent with the Capital Securities, these debentures pay cumulative dividends semi-annually at 8.207% and mature February 3, 2027 (See also Note 3 – Other Significant Transactions). On February 15, 2011, the Company repurchased an additional $48.0 million of Junior Debentures at a cost of $50.5 million, resulting in a loss of $2.5 million on the repurchase.

On November 28, 2008, the Company acquired all of the outstanding shares of AIX. Prior to this acquisition, AIX Group Trust issued $15.0 million floating rate preferred capital securities and $0.5 million floating rate preferred common securities. The proceeds were used to purchase $15.5 million floating rate subordinated debentures issued by AIX. Coincident with the issuances, AIX issued $0.5 million of the floating rate subordinate debentures to purchase all of the common stock of AIX Group Trust. The Company carries the debt issued by this trust as a component of its debt. The Company also has $4.0 million of surplus notes outstanding related to AIX.

On September 14, 2007, the Company acquired all of the outstanding shares of PDI. Prior to this acquisition, Professionals Direct Statutory Trust II issued $3.0 million of preferred securities in 2005, the proceeds of which were used to purchase junior subordinated debentures issued by PDI. Coincident with the issuance of the preferred securities, PDI issued $0.1 million of junior subordinated debentures to purchase all of the common stock of Professionals Direct Statutory Trust II.

In September 2009, Hanover Insurance received an advance of $125.0 million through its membership in the FHLBB as part of a collateralized borrowing program. This advance bears interest at a fixed rate of 5.50% per annum over a twenty-year term. In July 2010, the Company committed to borrow an additional $46.3 million from FHLBB to finance the development of the City Square Project. These borrowings will be drawn in several increments from July 2010 to January 2012. All amounts mature on July 20, 2020 and carry fixed interest rates with a weighted average of 3.88%. Through December 31, 2010, the Company has borrowed $9.5 million under this arrangement. All interest associated with this additional $46.3 million will be capitalized through the construction phase of the City Square Project. As collateral to FHLBB, Hanover Insurance has pledged government agency securities with a fair value of $162.7 million and $142.0 million as of December 31, 2010 and 2009, respectively (See also Note 3 – Other Significant Transactions). The Company is in compliance with the covenants associated with these borrowings.

In June 2007, the Company entered into a $150.0 million committed syndicated credit agreement which expired in June 2010. There were no borrowings under this agreement. The agreement provided for several covenants; all of which the Company was in compliance with for the duration of the contract. The Company did not renew or replace this syndicated credit agreement upon expiration. Additionally, the Company had no commercial paper borrowings as of December 31, 2010.

Interest expense was $44.3 million in 2010, $35.5 million in 2009 and $41.0 million in 2008, and included interest related to the Company’s senior debentures, junior subordinated debentures, FHLBB borrowing, capital securities and surplus notes. All interest expense is recorded in other operating expenses.

8. FEDERAL INCOME TAXES

Provisions for federal income taxes have been calculated in accordance with the provisions of ASC 740. A summary of the federal income tax expense in the Consolidated Statements of Income is shown below:

FOR THE YEARS ENDED DECEMBER 31	2010	2009	2008
(In millions)
Federal income tax expense:
Current	$5.7	$51.2	$17.5
Deferred	52.2	31.9	62.4

	$57.9	$83.1	$79.9

The federal income tax expense attributable to the consolidated results of operations is different from the amount determined by multiplying income before federal income taxes by the statutory federal income tax rate of 35%. The sources of the difference and the tax effects of each were as follows:

FOR THE YEARS ENDED DECEMBER 31	2010	2009	2008
(In millions)
Expected federal income tax expense	$73.9	$94.8	$57.5
Change in valuation allowance	(57.1)	(6.9)	34.2
Expired capital loss carryforward	47.4	—	—
Tax difference related to investment disposals and maturities	(3.2)	—	—
Tax-exempt interest	(2.2)	(3.1)	(3.9)
Dividend received deduction	(0.8)	(0.8)	(0.6)
Tax credits	(0.4)	(1.5)	(2.1)
Prior years’ federal income tax settlement	—	(0.3)	(6.4)
Changes in other tax estimates	—	—	(0.2)
Other, net	0.3	0.9	1.4

Federal income tax expense	$57.9	$83.1	$79.9

Effective tax rate	27.4%	30.7%	48.6%

The following are the components of the Company’s deferred tax assets and liabilities (excluding those associated with discontinued operations).

DECEMBER 31	2010	2009
(In millions)
Deferred tax assets (liabilities)
Insurance reserves	$171.8	$157.3
Deferred acquisition costs	(120.9)	(100.8)
Tax credit carryforwards	111.1	112.1
Capital losses	69.2	228.6
Employee benefit plans	38.3	70.0
Software capitalization	(28.3)	(27.0)
Investments, net	23.4	(28.1)
Other, net	4.3	11.0

Gross deferred tax asset	268.9	423.1
Valuation allowance	(91.5)	(194.5)

Deferred tax asset, net	$177.4	$228.6

Gross deferred income tax assets totaled approximately $1.2 billion at December 31, 2010 and 2009. Gross deferred income tax liabilities totaled approximately $1.0 billion at December 31, 2010 and 2009.

Deferred tax assets are reduced by a valuation allowance if it is more likely than not that all or some portion of the deferred tax assets will not be realized.

In January, July, September, and December 2010, the Company completed transactions which resulted in the realization, for tax purposes only, of unrealized gains in its investment portfolio of $98.4 million, $37.1 million, $31.1 million, and $120.8 million, respectively. These transactions enabled the Company to realize capital loss carryforwards to offset these gains, and resulted in the release of $66.2 million and $34.4 million, in 2010 and 2009, respectively, of the valuation allowance held against the deferred tax asset related to these capital loss carryforwards. The total release of $100.6 million was accounted for as an increase in income from continuing operations of $3.2 million and $6.0 million in 2010 and 2009, respectively, with the remaining $91.4 million reflected as a benefit in accumulated other comprehensive income at December 31, 2010. This amount will be released into income from continuing operations related to non-segment income in future years, as the investment securities subject to these transactions are sold or mature.

In 2010, the Company reduced its valuation allowance, for both continuing and discontinued operations, related to its deferred tax assets by $104.1 million, from $195.6 million to $91.5 million. There were four principal components to this reduction. First, the Company reduced the valuation allowance by $66.2 million as a result of the aforementioned transactions, which utilized the capital loss carryforwards. Second, the Company increased its valuation allowance by $20.3 million for certain tax basis unrealized losses which the Company does not believe it can utilize. This increase was reflected as a decrease in accumulated other comprehensive income. Third, $135.5 million of the capital loss carryforwards expired in 2010. As a result, the Company released $47.4 million of its valuation allowance attributable to these expirations with an equal and offsetting reduction in the related deferred tax asset. Fourth, as a result of $29.7 million in net realized gains during 2010, the Company decreased its valuation allowance by $9.7 million as an increase to income from continuing operations, since these gains utilized the Company’s capital loss carryforwards. The remaining $1.1 million decrease was attributable to other items reflected as income from discontinued operations.

During 2009, the Company reduced the valuation allowance, for both continuing and discontinued operations, related to its deferred tax assets by $152.6 million, from $348.2 million to $195.6 million. There were two principal components to this reduction. First, the Company reversed through other comprehensive income, the $118.4 million valuation allowance that was recognized at December 31, 2008 associated with the tax benefit related to net unrealized depreciation in the Company’s investment portfolio at that time. During 2009, appreciation in the portfolio changed the nature of the tax attribute from that of an asset to that of a liability, and thus there was no longer a need for that portion of the valuation allowance. Second, as a result of the aforementioned transactions, the Company reversed $28.4 million of the valuation allowance as an adjustment to other comprehensive income and $6.0 million of the valuation allowance as an adjustment to income from continuing operations. The remaining $0.2 million net increase in the valuation allowance was attributable to other items, and reflected as a $0.9 million increase in income from continuing operations and a $1.1 million decrease in income from discontinued operations.

At December 31, 2010, the Company’s pre-tax capital loss carryforwards are $197.8 million, including $176.5 million resulting from the sale of FAFLIC in 2009. At December 31, 2010, the Company has recorded a full valuation allowance against this asset, since it is the Company’s opinion that it is more likely than not that the asset will not be realized. The Company’s estimate of the gross amount and likely realization of capital loss carryforwards may change over time.

At December 31, 2010, the Company has a deferred tax asset of $111.1 million of alternative minimum tax credit carryforwards. The alternative minimum tax credit carryforwards have no expiration date. The Company may utilize the credits to offset regular federal income taxes due from future income, and although the Company believes that these assets are fully recoverable, there can be no certainty that future events will not affect their recoverability. The Company believes, based on objective evidence, the remaining deferred tax assets will be realized.

The table below provides a reconciliation of the beginning and ending reserves for uncertain tax positions as follows:

FOR THE YEARS ENDED DECEMBER 31	2010	2009	2008
(In millions)
Liability at beginning of year, net	$0.8	$0.8	$27.7
Additions based on tax positions related to the current year	—	—	0.1
Additions for tax positions of prior years	—	—	0.3
Reductions for tax positions of prior years	—	—	(8.2)
Settlements	—	—	(19.1)

Liability at end of year, net	$0.8	$0.8	$0.8

Included in the December 31, 2010 balance is a receivable of $3.6 million for tax positions, for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, a change in the timing of deductions would not impact the annual effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits in federal income tax expense. In 2008, as part of the settlement of the 1995 through 2001 audit period, the Company reduced its accrued interest by $34.8 million. The Company had accrued interest of $1.0 million and $0.8 million as of December 31, 2010 and 2009, respectively. The Company has not recognized any penalties associated with unrecognized tax benefits.

The Company or its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company and its subsidiaries are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2005. In 2008, the Company received written notification from the IRS Appeals Division that the Joint Committee on Taxation had completed its review of tax years 1995 through 2001 and found no exceptions. This settlement resulted in a tax benefit of $8.3 million recorded as a component of Net Income in the Consolidated Statement of Income and is comprised of a $6.4 million adjustment to Federal Income Tax Expense and a $1.9 million benefit to Discontinued Operations. Additionally, in 2009, the Company received a Revenue Agents Report for the 2005 and 2006 IRS audit. The Company has agreed to all proposed adjustments other than a disallowance of Separate Account Dividends Received Deductions for which the Company has requested an Appeals conference. Due to available net operating loss carryovers and the 2005 sale of Allmerica Financial Life Insurance and Annuity Company, the effects of the proposed adjustments do not materially affect the Company’s financial position. The IRS audits of the years 2007 and 2008 commenced in April 2010. The Company and its subsidiaries are still subject to U.S. state income tax examinations by tax authorities for years after 1998.

A corporation is entitled to a tax deduction from gross income for a portion of any dividend which was received from a domestic corporation that is subject to income tax. This is referred to as a “dividends received deduction.” In prior years, the Company has taken this dividends received deduction when filing its federal income tax return. Many separate accounts held by life insurance companies receive dividends from such domestic corporations, and therefore, were regarded as entitled to this dividends received deduction. In its Revenue Ruling 2007-61, issued on September 25, 2007, the IRS announced its intention to issue regulations with respect to certain computational aspects of the dividends received deduction on separate account assets held in connection with variable annuity contracts. Revenue Ruling 2007-61 suspended a revenue ruling issued in August 2007 that purported to change accepted industry and IRS interpretations of the statutes governing these computational questions. Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other members of the public will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are not yet known, but they could result in the elimination of some or all of the separate account dividends received deduction tax benefit that the Company receives. Management believes that it is more likely than not that any such regulation would apply prospectively only, and application of this regulation is not expected to be material to the Company’s results of operations in any future annual period. However, there can be no assurance that the outcome of the revenue ruling will be as anticipated. The Company believes that retroactive application would not materially affect the Company’s financial position or results of operations. In September 2009, as part of the audit of 2005 and 2006, the IRS disallowed the dividends received deduction related to separate account assets for both 2005 and 2006. The Company has challenged the disallowance by filing a formal protest, and has requested an IRS Appeals Conference. As discussed above, should the Company ultimately be unsuccessful in its challenge, due to tax attributes and the sale of Allmerica Financial Life Insurance and Annuity Company, the effects of this proposed adjustment would not be material to the Company’s financial position or results of operations.

9. PENSION PLANS

Defined Benefit Plans

Prior to 2005, THG provided retirement benefits to substantially all of its employees under defined benefit pension plans. These plans were based on a defined benefit cash balance formula, whereby the Company annually provided an allocation to each covered employee based on a percentage of that employee’s eligible salary, similar to a defined contribution plan arrangement. In addition to the cash balance allocation, certain transition group employees who had met specified age and service requirements as of December 31, 1994 were eligible for a grandfathered benefit based primarily on the employees’ years of service and compensation during their highest five consecutive plan years of employment. The Company’s policy for the plans is to fund at least the minimum amount required by the Employee Retirement Income Security Act of 1974 (“ERISA”).

As of January 1, 2005, the defined benefit pension plans were frozen and since that date, no further cash balance allocations have been credited to participants. Participants’ accounts are credited with interest daily, based upon the General Agreement of Trades and Tariffs (“GATT”). In addition, the grandfathered benefits for the transition group were also frozen at January 1, 2005 levels with an annual transition pension adjustment calculated at an interest rate equal to 5% per year up to 35 years of completed service, and 3% thereafter.

The Company recognizes the funded status of its defined benefit plans in its Consolidated Balance Sheet. The funded status is measured as the difference between the fair value of plan assets and the projected benefit obligation of the Company’s defined benefit plans. ASC 715, Compensation - Retirement Plans (“ASC 715”), requires the aggregation of all overfunded plans separately from all underfunded plans. On January 4, 2010 the Company made a discretionary contribution of $100 million to the qualified defined benefit pension plan. With this contribution, and based on current estimates of plan liabilities and other assumptions, including future returns of plan assets, its qualified defined benefit pension plan is essentially fully funded.

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

The Company measures the funded status of its plans as of the date of its year-end statement of financial position. The Company utilizes a measurement date of December 31st to determine its benefit obligations, consistent with the date of its Consolidated Balance Sheets. Weighted-average assumptions used to determine pension benefit obligations are as follows:

DECEMBER 31	2010	2009	2008
Discount rate (1)	5.63%	6.13%	6.63%
Cash balance interest crediting rate	4.50%	4.50%	5.00%

(1)	In 2010 and 2009, the discount rate utilized for the non-qualified plans was 5.50% and 6.00%, respectively. The discount rate for 2008 for the non-qualified plan is consistent with the qualified plan.

The decrease in the interest crediting rate in 2009 reflects a change in expectations regarding long-term interest rate levels due to the current economic impact of the financial markets on the GATT rate.

The Company utilizes a measurement date of January 1st to determine its periodic pension costs. Weighted-average assumptions used to determine net periodic pension costs are as follows:

FOR THE YEARS ENDED DECEMBER 31	2010	2009	2008
Discount rate	6.13%	6.63%	6.38%
Expected return on plan assets	7.00%	7.50%	7.75%
Cash balance interest crediting rate	4.50%	5.00%	5.00%

The expected rate of return was determined by using historical mean returns, adjusted for certain factors believed to have an impact on future returns. Specifically, because the allocation of assets between fixed maturities and equities has changed, as discussed in “Plan Assets” below, the historical mean return was adjusted downward slightly to reflect this asset mix. The adjusted mean returns were weighted to the plan’s actual asset allocation at December 31, 2010, resulting in an expected rate of return on plan assets for 2010 of 7.00%. The Company reviews and updates, at least annually, its expected return on plan assets based on changes in the actual assets held by the plan.

Plan Assets

The Company utilizes a target allocation strategy, which focuses on creating a mix of assets that will generate modest growth from equity securities while minimizing volatility in the Company’s earnings from changes in the markets and economic environment. Various factors are taken into consideration in determining the appropriate asset mix, such as census data, actuarial valuation information and capital market assumptions. During 2010 and 2009, the plan assets were shifted out of equity securities and into fixed income securities to the current allocation of 74% in fixed income securities and 26% in equity securities. The Company reviews and updates, at least annually, the target allocation and makes changes periodically. The following table provides target allocations and actual invested asset allocations for 2010 and 2009.

DECEMBER 31	2010 TARGET LEVELS	2010	2009
Fixed Income Securities:
Fixed Maturities	73%	73%	56%
Money Market Funds	2%	1%	1%

Total Fixed Income Securities	75%	74%	57%
Equity Securities:
Domestic	18%	18%	31%
International	7%	7%	10%
THG Common Stock	—	1%	2%

Total Equity Securities	25%	26%	43%

Total Assets	100%	100%	100%

Included in total plan assets of $547.8 million at December 31, 2010 were $541.7 million of invested assets carried at fair value and $6.1 million of cash and equivalents. Total plan assets at December 31, 2009 of $424.5 million included $421.0 million of invested assets carried at fair value and $3.5 million of cash and equivalents.

The following table presents for each hierarchy level the Plan’s investment assets that are measured at fair value at December 31, 2010 and 2009. (Please refer to Note 6 – Fair Value, for a description of the different levels in the Fair Value Hierarchy).

December 31, 2010
(in millions)
	Fair Value
	Total	Level 1	Level 2	Level 3
Description
Fixed Income Securities
Fixed Maturities	$397.0	$2.8	$394.2	$—

Equity Securities:
Domestic	96.7	0.4	96.3	—
International	41.4	0.2	41.2	—
THG Common Stock	6.6	6.6	—	—

Total Equity Securities	144.7	7.2	137.5	—

Total Investments at Fair Value	$541.7	$10.0	$531.7	$—

December 31, 2009
(in millions)
	Fair Value
	Total	Level 1	Level 2	Level 3
Description
Fixed Income Securities
Fixed Maturities	$241.2	$60.9	$180.3	$—

Equity Securities:
Domestic	129.9	0.9	129.0	—
International	43.6	0.4	43.2	—
THG Common Stock	6.3	6.3	—	—

Total Equity Securities	179.8	7.6	172.2	—

Total Investments at Fair Value	$421.0	$68.5	$352.5	$—

Fixed Income Securities

Securities classified as Level 1 at December 31, 2010 and 2009 include actively traded mutual funds that are publicly traded securities which are valued at quoted market prices. Securities classified as Level 1 in 2009 include a separate investment account, which is invested entirely in the Vanguard Total Bond Market Index Fund, a mutual fund that in turn invests in investment grade fixed maturities.

Securities classified as Level 2 at December 31, 2010 include the aforementioned separate investment account. Additionally, included in Level 2 at December 31, 2010 is a custom fund that invests in commingled pools and investment grade fixed income securities. In 2009, Level 2 securities reflected investments in commingled pools that primarily invest in investment grade fixed income securities. These investments are valued using independent pricing models that incorporate observable inputs related to the aggregated underlying investments.

During 2010, the separate investment account was reclassified from Level 1 in 2009 to Level 2 due to the application of new accounting guidance related to the use of daily pricing as a practical expedient for fair value of these investments.

Equity Securities

Level 1 securities primarily consist of 141,462 shares of THG common stock held by the plan. THG common stock is valued through quoted market prices. Securities also classified as Level 1 at December 31, 2010 and 2009 include actively traded mutual funds that primarily invest in equity securities which are valued at quoted market prices.

Securities classified as Level 2 include investments in commingled pools that primarily invest in publicly traded common stocks and international equities. These pools are valued using independent pricing models that incorporate observable inputs related to the aggregated underlying investments.

Obligations and Funded Status

The Company recognizes the current net underfunded status of its plans in its Consolidated Balance Sheet. Changes in the funded status of the plans are reflected as components of accumulated other comprehensive loss or income. The components of accumulated other comprehensive loss or income are reflected as either a net actuarial gain or loss, a net prior service cost or a net transition asset. The following table reflects the benefit obligations, fair value of plan assets and funded status of the plans at December 31, 2010 and 2009.

DECEMBER 31	Qualified Pension Plans		Non-Qualified Pension Plans
(in millions)
	2010	2009	2010	2009
Accumulated benefit obligation	$548.0	$518.4	$39.1	$38.2

Change in benefit obligation:
Projected benefit obligation, beginning of year	$518.4	$494.1	$38.2	$37.9
Service cost – benefits earned during the year	0.1	0.1	—	—
Interest cost	30.4	31.5	2.2	2.4
Actuarial losses	32.0	22.9	2.1	1.2
Benefits paid	(32.9)	(30.2)	(3.4)	(3.3)

Projected benefit obligation, end of year	548.0	518.4	39.1	38.2

Change in plan assets:
Fair value of plan assets, beginning of year	424.5	338.5	—	—
Actual return on plan assets	56.2	71.0	—	—
Company contribution	100.0	45.2	3.4	3.3
Benefits paid	(32.9)	(30.2)	(3.4)	(3.3)

Fair value of plan assets, end of year	547.8	424.5	—	—

Funded status of the plans	$(0.2)	$(93.9)	$(39.1)	$(38.2)

Components of Net Periodic Pension Cost

The components of net periodic pension cost for pension and other postretirement benefit plans are as follows:

FOR THE YEARS ENDED DECEMBER 31	2010	2009	2008
(In millions)
Service cost – benefits earned during the year	$0.1	$0.1	$0.1
Interest cost	32.6	33.9	32.8
Expected return on plan assets	(35.1)	(25.4)	(33.8)
Recognized net actuarial loss	16.8	26.9	2.6
Amortization of transition asset	(1.6)	(1.6)	(1.7)
Amortization of prior service cost	0.1	—	0.1

Net periodic pension cost	$12.9	$33.9	$0.1

The following table reflects the amounts recognized in accumulated other comprehensive income (loss) relating to the Company’s defined benefit pension plans as of December 31, 2010 and 2009.

December 31	2010	2009
(In millions)
Net actuarial loss	$134.4	$138.1
Net prior service cost	0.1	0.2
Net transition asset	—	(1.6)

	$134.5	$136.7

The following table reflects the estimated amount that will be amortized from accumulated other comprehensive income (loss) into net periodic pension cost in 2011:

Estimated Amortization in 2011 Expense
(In millions)
Net actuarial gain	$15.0
Net prior service cost	0.1

$15.1

The unrecognized net actuarial gains (losses) which exceed 10% of the greater of the projected benefit obligation or the fair value of plan assets are amortized as a component of net periodic pension cost in future years.

Contributions

On January 4, 2010, the Company made a discretionary contribution of $100.0 million to the qualified defined benefit pension plan. These funds were invested primarily in fixed income investments. With this contribution, and based upon the current estimate of liabilities and certain assumptions regarding investment return and other factors, the Company’s qualified defined benefit pension plan is essentially fully funded. In addition, the Company expects to contribute $3.3 million to its non-qualified pension plans to fund 2011 benefit payments. At this time, no additional discretionary contributions are expected to be made to the plans during 2011 and the Company does not expect that any funds will be returned from the plans to the Company during 2011.

Benefit Payments

The Company estimates that benefit payments over the next 10 years will be as follows:

FOR THE YEARS ENDED DECEMBER 31	2011	2012	2013	2014	2015	2016-2020
(In millions)
Qualified pension plans	$37.1	$38.1	$38.3	$39.5	$40.2	$204.2
Non-qualified pension plans	$3.3	$3.2	$3.1	$3.3	$3.6	$14.9

The benefit payments are based on the same assumptions used to measure the Company’s benefit obligations at the end of 2010. Benefit payments related to the qualified plans will be made from plan assets, whereas those payments related to the non-qualified plans will be provided for by the Company.

Defined Contribution Plan

In addition to the defined benefit plans, THG provides a defined contribution 401(k) plan for its employees, whereby the Company matches employee elective 401(k) contributions, up to a maximum percentage of 6% in both 2010 and 2009 and 5% in 2008. The Company’s expense for this matching provision was $16.5 million, $14.2 million and $12.0 million for 2010, 2009 and 2008, respectively. In addition to this matching provision, the Company can elect to make an annual contribution to employees’ accounts. There was no additional contribution in 2010 and the Company’s cost for additional contributions in 2009 and 2008 was $2.0 million and $5.4 million, respectively.

10. OTHER POSTRETIREMENT BENEFIT PLANS

In addition to the Company’s pension plans, the Company also has postretirement medical and death benefits that it provides to certain full-time employees, former agents and retirees and their dependents. Benefits include hospital, major medical and a payment at death up to retirees’ final annual salary with certain limits. Dependent coverage is generally provided for up to two years after death of the retiree. The medical plans have varying co-payments and deductibles, depending on the plan.

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

Obligation and Funded Status

The following table reflects the funded status of these plans:

DECEMBER 31	2010	2009
(In millions)
Change in benefit obligation:
Accumulated postretirement benefit obligation, beginning of year	$44.7	$50.1
Service cost	0.1	0.2
Interest cost	2.7	2.8
Net actuarial losses	0.8	—
Plan amendments	—	(4.5)
Benefits paid	(2.5)	(3.9)

Accumulated postretirement benefit obligation, end of year	45.8	44.7
Fair value of plan assets, end of year	—	—

Funded status of plans	$(45.8)	$(44.7)

A plan amendment in 2009 resulted in a benefit of $4.5 million. The amendment modified the level of benefits provided to active participants, resulting in decreased plan costs to the Company.

Benefit Payments

The Company estimates that benefit payments over the next 10 years will be as follows:

FOR THE YEARS ENDED DECEMBER 31
(In millions)
2011	$4.8
2012	4.6
2013	4.4
2014	4.1
2015	3.9
2016-2020	16.5

The benefit payments are based on the same assumptions used to measure the Company’s benefit obligation at the end of 2010 and reflect benefits attributable to estimated future service.

Components of Net Periodic Postretirement (Benefit) Expense

The components of net periodic postretirement (benefit) expense were as follows:

FOR THE YEARS ENDED DECEMBER 31	2010	2009	2008
(In millions)
Service cost	$0.1	$0.2	$0.5
Interest cost	2.7	2.8	3.2
Recognized net actuarial loss	0.4	0.3	0.4
Amortization of prior service cost	(5.9)	(5.8)	(5.0)

Net periodic postretirement benefit	$(2.7)	$(2.5)	$(0.9)

The following table reflects the balances in Accumulated Other Comprehensive (Income) Loss relating to the Company’s postretirement benefit plans:

DECEMBER 31	2010	2009
(In millions)
Net actuarial loss	$7.7	$7.3
Net prior service cost	(16.5)	(22.4)

	$(8.8)	$(15.1)

The following table reflects the estimated amortization to be recognized in net periodic benefit cost in 2011:

Estimated Amortization in 2011 Expense (Benefit)
(In millions)
Net actuarial loss	$0.3
Net prior service cost	(5.3)

$(5.0)

Assumptions

ASC 715 requires that employers measure the funded status of their plans as of the date of their year-end statement of financial position. As such, the Company has utilized a measurement date of December 31, 2010 and 2009, to determine its postretirement benefit obligations, consistent with the date of its Consolidated Balance Sheets. Weighted-average discount rate assumptions used to determine postretirement benefit obligations and periodic postretirement costs are as follows:

FOR THE YEARS ENDED DECEMBER 31	2010	2009
Postretirement benefit obligations discount rate	5.50%	6.00%
Postretirement benefit cost discount rate	6.00%	6.63%

Assumed health care cost trend rates are as follows:

DECEMBER 31	2010	2009
Health care cost trend rate assumed for next year	8%	9%
Rate to which the cost trend is assumed to decline (ultimate trend rate)	5%	5%
Year the rate reaches the ultimate trend rate	2015	2015

A one-percentage point change in assumed health care cost trend rates in each year would have an immaterial effect on net periodic benefit cost during 2010 and accumulated postretirement benefit obligation at December 31, 2010.

11. STOCK-BASED COMPENSATION PLANS

On May 16, 2006, the shareholders approved the adoption of The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan (the “Plan”). Key employees, directors and certain consultants of the Company and its subsidiaries are eligible for awards pursuant to the Plan, which is administered by the Compensation Committee of the Board of Directors (the “Committee”) of the Company. Under the Plan, awards may be granted in the form of non-qualified or incentive stock options, stock appreciation rights, performance awards, restricted stock, unrestricted stock, stock units, or any other award that is convertible into or otherwise based on the Company’s stock, subject to certain limits. The Plan authorizes the issuance of 3,000,000 new shares that may be used for awards. In addition, shares of stock underlying any award granted and outstanding under the Company’s Amended Long-Term Stock Incentive Plan (the “1996 Plan”) as of the adoption date of the Plan that are forfeited or cancelled, or expire or terminate, after the adoption date without the issuance of stock become available for future grants under the Plan. As of December 31, 2010, there were 1,856,704 shares available for grants under the Plan. The Company utilizes shares of stock held in the treasury account for option exercises and other awards granted under both plans.

Compensation cost totaled $11.1 million for 2010 and $11.6 million for both 2009 and 2008. Related tax benefits were $3.9 million for 2010 and $4.1 million for both 2009 and 2008.

Stock Options

Under the Plan (or the 1996 Plan, as applicable), options may be granted to eligible employees, directors or consultants at an exercise price equal to the market price of the Company’s common stock on the date of grant. Option shares may be exercised subject to the terms prescribed by the Committee at the time of grant. Options granted in 2008 generally vest over three years with a 25% vesting rate in each of the first two years and a 50% vesting rate in the final year. Options granted in 2009 and 2010 generally vest over 4 years with a 50% vesting rate in the third year and a 50% vesting rate in the final year. Options must be exercised not later than ten years from the date of grant.

Information on the Company’s stock option plans is summarized below.

For the years ended December 31	2010		2009		2008
(In whole shares and dollars)	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	3,131,142	$39.16	2,998,821	$41.02	3,268,912	$41.15
Granted	412,250	42.72	530,000	34.13	126,159	44.81
Exercised	(326,823)	36.88	(87,469)	35.68	(228,512)	35.84
Forfeited or cancelled	(247,260)	44.49	(126,110)	45.81	(44,338)	53.23
Expired	(125,400)	44.91	(184,100)	52.07	(123,400)	53.32

Outstanding, end of year	2,843,909	$39.22	3,131,142	$39.16	2,998,821	$41.02

Exercisable, end of year	2,037,159	$39.74	2,398,725	$39.39	2,550,797	$39.96

Cash received for options exercised for the years ended December 31, 2010, 2009 and 2008 was $12.1 million, $3.1 million and $8.2 million, respectively. The intrinsic value of options exercised for the years ended December 31, 2010, 2009 and 2008 was $2.6 million, $0.6 million and $2.5 million, respectively.

The excess tax expense realized from options exercised for both the years ended December 31, 2010 and 2009 was $0.1 million. There was no excess tax benefit or expense realized from options exercised for the year ended December 31, 2008. The aggregate intrinsic value at December 31, 2010 for shares outstanding and shares exercisable was $24.4 million and $17.4 million, respectively. At December 31, 2010, the weighted average remaining contractual life for shares outstanding and shares exercisable was 4.8 years and 3.2 years, respectively. Additional information about employee options outstanding and exercisable at December 31, 2010 is included in the following table:

	Options Outstanding			Options Currently Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Lives	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$14.94 to $28.88	359,308	2.58	$22.32	359,308	$22.32
$30.29 to $35.56	454,800	8.05	$34.12	10,800	$34.11
$35.86 to $38.16	759,250	3.59	$36.52	759,250	$36.52
$41.05 to $44.05	526,557	6.01	$42.86	211,307	$43.92
$44.62 to $48.46	487,744	6.19	$47.46	440,244	$47.59
$57.00	256,250	0.13	$57.00	256,250	$57.00

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. For all options granted through December 31, 2010, the exercise price equaled the market price on the grant date. Compensation cost related to options is based upon the grant date fair value and expensed on a straight-line basis over the service period for each separately vesting portion of the option as if the option was, in substance, multiple awards.

The weighted average grant date fair value of options granted during the years ended December 31, 2010, 2009 and 2008 was $11.48, $9.51 and $10.72, respectively.

The following significant assumptions were used to determine the fair value for options granted in the years indicated.

	2010	2009	2008
Dividend yield	1.68% to 2.37%	1.31% to 1.48%	0.88% to 0.96%
Expected volatility	32.45% to 39.18%	32.40% to 34.28%	22.43% to 30.25%
Weighted average expected volatility	33.50%	32.72%	26.12%
Risk-free interest rate	0.87% to 2.70%	1.54% to 2.24%	2.23% to 3.97%
Expected term, in years	2.5 to 5.5	4.5 to 5.5	2.5 to 6

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

The fair value of shares that vested during the years ended December 31, 2010 and 2009 was lower than the value of these shares on their grant date. The vesting date fair value of shares that vested during the year ended December 31, 2008 was $3.7 million. As of December 31, 2010, the Company had unrecognized compensation expense of $5.4 million related to unvested stock options that is expected to be recognized over a weighted average period of 2.7 years.

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

In 2010 and 2009, the Company granted performance-based restricted share units to certain employees. These share units vest after the achievement of certain corporate goals at a rate of 50% after three years and the remaining 50% after four years of continued employment. The Company also granted restricted stock units to eligible employees that generally vest at a rate of 50% after three years and the remaining 50% after 4 years of continued employment. In 2008, the Company granted performance-based restricted stock units to certain employees that vested after the achievement of certain corporate goals and after three years of continued employment. The Company also granted restricted stock units to eligible employees that generally vested after three years of continued employment. The following table summarizes information about employee nonvested stock, restricted stock units and performance-based restricted share units.

For the years ended December 31	2010		2009		2008
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Restricted stock and restricted stock units:
Outstanding, beginning of year	700,904	$41.12	470,905	$45.41	179,416	$46.79
Granted	367,197	42.77	304,680	34.74	334,555	44.50
Vested	(118,730)	47.92	(13,169)	45.21	(17,588)	38.27
Forfeited	(111,242)	40.73	(61,512)	42.10	(25,478)	46.56

Outstanding, end of year	838,129	$40.93	700,904	$41.12	470,905	$45.41

Performance-based restricted stock units:
Outstanding, beginning of year (1)	145,635	$42.79	164,442	$46.10	402,929	$44.16
Granted (1)	41,250	42.15	47,375	34.19	127,624	42.40
Vested	(31,558)	48.46	(63,432)	43.65	(363,313)	44.15
Forfeited (2)	(53,647)	44.97	(2,750)	34.19	(2,798)	46.04

Outstanding, end of year (1)	101,680	$39.62	145,635	$42.79	164,442	$46.10

(1)	Performance based restricted stock units are based upon the achievement of the performance metric at 100%. These units have the potential to range from 0% to 150% of the shares disclosed, which varies based on grant year and individual participation level. Increases to the 100% target level are reflected as granted in the period in which performance-based stock unit goals are achieved. Decreases to the 100% target level are reflected as forfeited. In 2008, 26,004 and 43,640 performance-based stock units were included as granted due to completion levels in excess of 100% for units originally granted in 2006 and 2005, respectively. The weighted average grant date fair value for these awards was $46.28 and $36.34 for 2006 and 2005 grants, respectively. There were 57,980 shares awarded as new grants in 2008, which have a weighted average grant date fair value of $45.21, respectively.

(2)	In 2010, 11,472 performance-based stock units were included as forfeited due to completion levels less than 100% for units originally granted in 2007. The weighted average grant date fair value for these awards was $48.46. Additionally, in 2010, 25,055 performance- based stock units were included as forfeited due to estimated completion levels of less than 100% for units originally granted in 2008. The weighted average grant date fair value for this award was $45.21.

The intrinsic value, which is equal to the fair value for restricted stock and for restricted stock units that vested during the year ended December 31, 2010 was $5.0 million and the intrinsic value of performance-based restricted stock units that vested during 2010 was $1.3 million. The intrinsic value of restricted stock units and performance-based restricted units that vested during the year ended December 31, 2009 were $0.5 million and $2.5 million, respectively. The intrinsic value of restricted stock units and performance-based restricted units that vested during the year ended December 31, 2008 were $0.8 million and $15.9 million, respectively.

At December 31, 2010, the aggregate intrinsic value of restricted stock and restricted stock units was $39.2 million and the weighted average remaining contractual life was 2.0 years. The aggregate intrinsic value of performance based restricted stock units was $4.8 million and the weighted average remaining contractual life was 2.0 years. As of December 31, 2010, there was $19.0 million of total unrecognized compensation cost related to unvested restricted stock units and performance-based restricted stock units. The cost is expected to be recognized over a weighted-average period of 2.3 years. Compensation cost associated with restricted stock, restricted stock units and performance-based restricted stock units is generally calculated based upon grant date fair value, which is determined using current market prices.

12. EARNINGS PER SHARE

The following table provides share information used in the calculation of the Company’s basic and diluted earnings per share:

DECEMBER 31	2010	2009	2008
(In millions, except per share data)
Basic shares used in the calculation of earnings per share	45.6	50.6	51.3
Dilutive effect of securities:
Employee stock options	0.3	0.2	0.3
Non-vested stock grants	0.4	0.3	0.1

Diluted shares used in the calculation of earnings per share	46.3	51.1	51.7

Per share effect of dilutive securities on income from continuing operations	$(0.05)	$(0.03)	$(0.02)

Per share effect of dilutive securities on net income	$(0.05)	$(0.04)	$—

Diluted earnings per share during 2010, 2009 and 2008 excludes 1.4 million, 2.1 million and 1.7 million, respectively, of common shares issuable under the Company’s stock compensation plans, because their effect would be antidilutive.

13. DIVIDEND RESTRICTIONS

The individual law of all states, including New Hampshire, Michigan and Massachusetts, restrict the payment of dividends to stockholders by insurers. These laws affect the dividend paying ability of Hanover Insurance and Citizens, and prior to its sale in January 2009, FAFLIC.

Pursuant to New Hampshire’s statute, the maximum dividends and other distributions that an insurer may pay in any twelve month period, without prior approval of the New Hampshire Insurance Commissioner, is limited to 10% of such insurer’s statutory policyholder surplus as of the preceding December 31. Hanover Insurance declared dividends to its parent totaling $75.0 million, $153.7 million, and $166.0 million in 2010, 2009 and 2008, respectively. Hanover Insurance can pay additional dividends to its parent without prior approval of $98.7 million until December 2011. If no dividends are declared prior to December 2011, the maximum dividend payable without prior approval would increase at that time to $174.3 million.

Pursuant to Michigan’s statute, the maximum dividends and other distributions that an insurer may pay in any twelve month period, without prior approval of the Michigan Insurance Commissioner, is limited to the greater of 10% of policyholders’ surplus as of December 31 of the immediately preceding year or the statutory net income less net realized gains, for the immediately preceding calendar year. Citizens declared dividends to its parent, Hanover Insurance, totaling $70.0 million, $72.0 million and $116.0 million in 2010, 2009 and 2008, respectively. Citizens cannot pay a further dividend to its parent without prior approval until July 2011, at which time the maximum dividend payable without prior approval would be $69.8 million.

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

14. SEGMENT INFORMATION

The Company’s primary business operations include insurance products and services in three property and casualty operating segments. These segments are Commercial Lines, Personal Lines, and Other Property and Casualty. Commercial Lines includes commercial multiple peril, commercial automobile, workers’ compensation, and other commercial coverages, such as specialty program business, inland marine, bonds, professional liability and management liability, while Personal Lines includes personal automobile, homeowners and other personal coverages. The Other Property and Casualty segment consists of: Opus Investment Management, Inc., which markets investment management services to institutions, pension funds and other organizations; earnings on holding company assets; as well as voluntary pools business which is in run-off. Additionally, prior to the sale of FAFLIC on January 2, 2009, the operations included the results of this run-off life insurance and annuity business as a separate segment. This business is now reflected as discontinued operations. Certain ongoing expenses were also reclassified from this former life segment to the Property and Casualty business. The separate financial information of each segment is presented consistent with the way results are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company reports interest expense related to its debt separately from the earnings of its operating segments. The Company’s debt consists of senior debentures, junior subordinated debentures, advances under the Company’s collateralized borrowing program with the FHLBB, capital securities and surplus notes.

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

Summarized below is financial information with respect to business segments:

FOR THE YEARS ENDED DECEMBER 31	2010	2009	2008
(In millions)
Segment revenues:
Property and Casualty:
Commercial Lines	$1,522.3	$1,228.8	$1,154.8
Personal Lines	1,583.8	1,585.3	1,607.4
Other Property and Casualty	21.0	22.6	21.6

Total Property and Casualty	3,127.1	2,836.7	2,783.8
Intersegment revenues	(4.6)	(4.0)	(5.6)

Total segment revenues	3,122.5	2,832.7	2,778.2
Adjustments to segment revenues:
Net realized investment gains (losses)	29.7	1.4	(97.8)

Total revenues	$3,152.2	$2,834.1	$2,680.4

Segment income before federal income taxes:
Property and Casualty:
Commercial Lines:
GAAP underwriting (loss) income	$(20.6)	$60.9	$39.8
Net investment income	129.9	125.6	124.4
Other	1.9	3.2	5.5

Commercial Lines segment income	111.2	189.7	169.7

Personal Lines:
GAAP underwriting income (loss)	1.6	(43.6)	(7.7)
Net investment income	102.9	109.6	118.9
Other	8.5	10.4	12.3

Personal Lines segment income	113.0	76.4	123.5

Other Property and Casualty:
GAAP underwriting income	0.8	11.7	1.2
Net investment income	14.4	16.5	14.7
Other net expenses	(11.7)	(24.2)	(6.9)

Other Property and Casualty segment income	3.5	4.0	9.0

Total Property and Casualty	227.7	270.1	302.2
Interest on debt	(44.3)	(35.1)	(39.9)

Segment income before federal income taxes	183.4	235.0	262.3
Adjustments to segment income:
Net realized investment gains (losses)	29.7	1.4	(97.8)
(Loss) gain on retirement of debt	(2.0)	34.5	—
Other items	—	—	(0.1)

Income from continuing operations before federal income taxes	$211.1	$270.9	$164.4

DECEMBER 31	2010	2009
(In millions)	Identifiable Assets
Property and Casualty (1)	$8,449.1	$7,922.6
Assets of discontinued operations (2)	133.6	130.6
Intersegment eliminations	(12.8)	(10.5)

Total	$8,569.9	$8,042.7

(1)	The Company reviews assets based on the total Property and Casualty Group and does not allocate between the Commercial Lines, Personal Lines and Other Property and Casualty segments.

(2)	Includes assets related to the Company’s discontinued accident and health insurance business.

15. LEASE COMMITMENTS

Rental expenses for operating leases amounted to $17.2 million, $15.4 million and $16.9 million in 2010, 2009 and 2008, respectively. These expenses relate primarily to building leases of the Company. At December 31, 2010, future minimum rental payments under non-cancelable operating leases were approximately $42.9 million, payable as follows: 2011 - $14.1 million; 2012 - $10.8 million; 2013 - $8.8 million; 2014 - $5.8 million and $3.4 million thereafter. It is expected that in the normal course of business, leases that expire may be renewed or replaced by leases on other property and equipment.

16. REINSURANCE

In the normal course of business, the Company seeks to reduce the losses that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. Reinsurance transactions are accounted for in accordance with the provisions of ASC 944.

Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company; consequently, allowances are established for amounts deemed uncollectible. The Company determines the appropriate amount of reinsurance based on evaluations of the risks accepted and analyses prepared by consultants and on market conditions (including the availability and pricing of reinsurance). The Company also believes that the terms of its reinsurance contracts are consistent with industry practice in that they contain standard terms with respect to lines of business covered, limit and retention, arbitration and occurrence. The Company believes that its reinsurers are financially sound. This belief is based upon an ongoing review of its reinsurers’ financial statements, reported financial strength ratings from rating agencies, reputations in the marketplace, and the analysis and guidance of THG’s reinsurance advisors.

The Company is subject to concentration of risk with respect to reinsurance ceded to various residual market mechanisms. As a condition to conduct certain business in various states, the Company is required to participate in residual market mechanisms and pooling arrangements which provide insurance coverages to individuals or other entities that are otherwise unable to purchase such coverage voluntarily. These market mechanisms and pooling arrangements include, among others, the Michigan Catastrophic Claims Association (“MCCA”). Funding for MCCA comes from assessments against automobile insurers based upon their share of insured automobiles in the state. Insurers are allowed to pass along this cost to Michigan automobile policyholders. The Company ceded to the MCCA premiums earned and losses and LAE of $64.7 million and $135.6 million in 2010, $55.8 million and $97.7 million in 2009 and $60.9 million and $129.8 million in 2008, respectively. MCCA, which represented 60% of the total reinsurance receivable balance at December 31, 2010, is the Company’s only reinsurer representing at least 10% of its reinsurance assets.

Reinsurance recoverables related to MCCA were $752.5 million and $672.4 million at December 31, 2010 and 2009, respectively. Because the MCCA is supported by assessments permitted by statute, and there have been no significant uncollectible balances from MCCA identified during the three years ending December 31, 2010, the Company believes that it has no significant exposure to uncollectible reinsurance balances from this entity.

Coincident with the sale of FAFLIC to Commonwealth Annuity on January 2, 2009. Hanover and FAFLIC entered into a reinsurance contract whereby Hanover directly assumed a portion, and reinsured the remainder, of FAFLIC’s discontinued accident and health business. Additionally, during 2008 FAFLIC had ceded $106.9 million of its variable universal life insurance and annuity business pursuant to a reinsurance agreement with Commonwealth Annuity (See Note 2 – Discontinued Operations on pages 92 and 94 of this Form 10-K).

The effects of reinsurance were as follows:

FOR THE YEARS ENDED DECEMBER 31	2010	2009	2008
(In millions)
Property and casualty premiums written:
Direct	$3,087.9	$2,883.8	$2,715.0
Assumed (1)	270.6	8.6	22.6
Ceded	(310.5)	(283.7)	(219.6)

Net premiums written	$3,048.0	$2,608.7	$2,518.0

Property and casualty premiums earned:
Direct	$2,970.6	$2,824.3	$2,700.0
Assumed (1)	174.8	13.8	26.8
Ceded	(304.4)	(291.7)	(241.9)

Net premiums earned	$2,841.0	$2,546.4	$2,484.9

Property and casualty losses and LAE:
Direct	$2,001.8	$1,909.1	$1,790.0
Assumed (1)(2)	96.9	(11.7)	19.2
Ceded	(242.4)	(258.2)	(183.0)

Net losses and LAE	$1,856.3	$1,639.2	$1,626.2

(1)	Assumed reinsurance activity in 2010 primarily related to the OneBeacon renewal rights transaction (See Note 3 – Other Significant Transactions).

(2)

Assumed reinsurance activity in 2009 primarily related to favorable reserve development on the Excess and Casualty Reinsurance Association (“ECRA”) and Massachusetts Commonwealth Automobile Reinsures (“CAR”) pools.

17. DEFERRED POLICY ACQUISITION COSTS

Changes to the deferred policy acquisition asset are as follows:

FOR THE YEARS ENDED DECEMBER 31	2010	2009	2008
(In millions)
Balance at beginning of year	$286.3	$264.8	$246.8
Acquisition expenses deferred	728.0	602.8	574.2
Amortized to expense	(669.0)	(581.3)	(556.2)

Balance at end of year	$345.3	$286.3	$264.8

18. LIABILITIES FOR OUTSTANDING CLAIMS, LOSSES AND LOSS ADJUSTMENT EXPENSES

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

The table below provides a reconciliation of the beginning and ending reserve for the Company’s property and casualty unpaid losses and LAE as follows:

FOR THE YEARS ENDED DECEMBER 31	2010	2009	2008
(In millions)
Reserve for losses and LAE, beginning of year	$3,152.1	$3,201.3	$3,165.8
Incurred losses and LAE, net of reinsurance recoverable:
Provision for insured events of current year (1)	1,966.4	1,793.5	1,784.6
Decrease in provision for insured events of prior years	(111.1)	(155.3)	(159.0)

Total incurred losses and LAE	1,855.3	1,638.2	1,625.6

Payments, net of reinsurance recoverable:
Losses and LAE attributable to insured events of current year	1,077.8	970.9	999.9
Losses and LAE attributable to insured events of prior years	738.6	788.5	712.4

Total payments	1,816.4	1,759.4	1,712.3
Change in reinsurance recoverable on unpaid losses	48.3	72.0	(11.9)
Purchase of Verlan Fire Insurance Company	—	—	4.2
Purchase of AIX Holdings, Inc.	—	—	129.9
Purchase of Campania Holding Company, Inc.	36.5	—	—

Reserve for losses and LAE, end of year	$3,275.8	$3,152.1	$3,201.3

(1)	Includes unfavorable reserve development related to catastrophe losses of $4.1 million, $7.0 million and $0.7 million in 2010, 2009 and 2008, respectively.

As part of an ongoing process, the reserves have been re-estimated for all prior accident years and were decreased by $111.1 million, $155.3 million and $159.0 million in 2010, 2009 and 2008, respectively. Prior year loss reserve development in 2010, 2009 and 2008 was favorable by $88.5 million, $133.1 million and $154.4 million, respectively. Prior year LAE reserve development was favorable by $22.6 million, $22.2 million and $4.6 million in 2010, 2009 and 2008, respectively.

The favorable loss reserve development during the year ended December 31, 2010 is primarily the result of lower than expected severity in the personal automobile line across all coverages and lower frequency in the personal automobile line in property coverages, primarily related to the 2009 accident year, and lower than expected frequency in the workers’ compensation line, primarily related to the 2008 and 2009 accident years. In addition, lower than expected severity in the commercial multiple peril line in liability coverages, primarily related to the 2007 through 2009 accident years and in the commercial umbrella line related to the 2007 through 2009 accident years contributed to the favorable development, partially offset by unfavorable development in our bond line, primarily related to the 2009 accident year.

The favorable loss reserve development during the year ended December 31, 2009 is primarily the result of lower than expected severity of bodily injury in the personal automobile line, primarily in the 2005 through 2008 accident years, lower than expected severity in the workers’ compensation line, primarily in the 2000 through 2008 accident years and lower than expected severity in the commercial multiple peril line, primarily in the 2005 through 2007 accident years. In addition, lower than expected severity in the bond line, lower projected losses in our run-off voluntary pools and lower projected exposures to asbestos and environmental liability for our direct written business contributed to the favorable development. Partially offsetting the favorable development was unfavorable non-catastrophe weather-related property loss development, primarily related to our homeowners, commercial property and personal automobile physical damage lines, which developed unfavorably by $6.8 million, $6.7 million, and $1.6 million, respectively.

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

During the years ended December 31, 2010, 2009 and 2008, estimated LAE reserves for claims occurring in prior years developed favorably by $22.6 million, $22.2 and $4.6 million, respectively. The 2010 amount includes $9.8 million of favorable development resulting from a change in the cost factors used for establishing unallocated loss adjustment expense reserves. The favorable LAE development in 2010 is also attributable to improvements in ultimate loss activity on prior accident years, primarily in the commercial multiple peril, personal automobile, and workers’ compensation lines. In 2009, the Company changed its unallocated loss adjustment expense reserving methodology from that based on cash payments to that based on unit costs, which resulted in a $20.0 million benefit, of which $16.0 million related to prior years. The Company believes that the methodology based on unit costs is more representative of its future costs of settling existing claims. The favorable LAE development in 2008 is primarily attributable to improvements in ultimate loss activity on prior accident years, primarily in the commercial multiple peril line.

The Company may be required to defend claims related to policies that include environmental damage and toxic tort liability. The table below summarizes direct business asbestos and environmental reserves (net of reinsurance and excluding pools).

FOR THE YEARS ENDED DECEMBER 31	2010	2009	2008
(In millions)
Reserves for losses and LAE, beginning of year	$11.3	$18.5	$19.4
Reductions in losses and LAE	(0.4)	(7.1)	(2.3)
(Paid) reimbursed losses and LAE	(0.8)	(0.1)	1.4

Reserves for losses and LAE, end of year	$10.1	$11.3	$18.5

Ending loss and LAE reserves for all direct business written by the Company’s property and casualty companies related to asbestos and environmental damage liability, included in the reserve for losses and LAE, were $10.1 million, $11.3 million and $18.5 million, net of reinsurance of $19.9 million for both 2010 and 2009, and $13.9 million in 2008. During 2010, the Company reduced its asbestos and environmental reserves by $1.2 million due to several small settlements. In recent years, average asbestos and environmental payments have declined modestly. As a result of the declining payments, the Company’s actuarial indicated point estimate of asbestos and environmental liability reserves was lowered resulting in favorable reserve development of $7.1 million during the year ended December 31, 2009. During 2008, our asbestos and environmental reserves decreased by $0.9 million, primarily due to a favorable cash recovery from a reinsurer on a prior year environmental claim. As a result of our historical direct underwriting mix of Commercial Lines policies toward smaller and middle market risks, past asbestos and environmental damage liability loss experience has remained minimal in relation to our total loss and LAE incurred experience.

In addition, and not included in the numbers above, the Company has established loss and LAE reserves for assumed reinsurance pool business with asbestos and environmental damage liability of $33.9 million, $45.6 million and $58.4 million at December 31, 2010, 2009 and 2008, respectively. These reserves relate to pools in which the Company has terminated its participation; however, the

Company continues to be subject to claims related to years in which we were a participant. Results of operations from these pools are included in the Company’s Other Property and Casualty segment. The $11.7 million decrease in these reserves during 2010 was primarily due to a large claim settlement within these pools. A significant part of our pool reserves relates to the Company’s participation in the ECRA voluntary pool from 1950 to 1982. In 1982, the pool was dissolved and since that time, the business has been in runoff. The Company’s percentage of the total pool liabilities varied from 1% to 6% during these years. The Company’s participation in this pool has resulted in average paid losses of approximately $2 million annually over the past ten years. During the year ended December 31, 2009, the Company’s ECRA pool reserves were lowered by $6.3 million as the result of an actuarial study completed by the ECRA pool manager. Management reviewed the ECRA actuarial study, concurred that the study was reasonable, and adopted its actuarial point estimate. In addition, during the year, management recorded favorable development of $4.3 million on a separate large claim settlement within these pools. Because of the inherent uncertainty regarding the types of claims in these pools, the Company cannot provide assurance that our reserves will be sufficient.

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

On January 2, 2009, the Company sold its remaining life insurance subsidiary, FAFLIC, to Commonwealth Annuity, a subsidiary of Goldman Sachs. Coincident with the sale transaction, Hanover Insurance and FAFLIC entered into a reinsurance contract whereby Hanover Insurance assumed FAFLIC’s discontinued accident and health insurance business. In addition to the property and casualty reserves, the Company also has liabilities for future policy benefits, other policy liabilities and outstanding claims, losses and LAE as well as the related reinsurance recoverables, all of which relates to the Company’s assumed accident and health business in 2009, as well as for a majority of these liabilities in 2008. These reserves are reflected in the balance sheet as liabilities and assets of discontinued operations. The cumulative liability, excluding the effect of reinsurance that consists of the Company’s exited individual health business and its discontinued accident and health business, was $129.7 million and $130.5 million at December 31, 2010 and 2009, respectively. Reinsurance recoverables related to this business were $6.8 million and $6.6 million in 2010 and 2009, respectively.

19. COMMITMENTS AND CONTINGENCIES

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

The Plaintiff filed an Amended Complaint on December 11, 2009. In response, the Company filed a Motion to Dismiss on January 30, 2010. In addition to the pending calculation of the lump sum distribution claim, the Amended Complaint includes: (a) a claim that the Plan failed to calculate participants’ account balances properly because interest credits were based solely upon the performance of each participant’s selection from among various hypothetical investment options (as the Plan provided) rather than crediting the greater of that performance or the 30 year Treasury rate; (b) a claim that the 2004 Plan amendment, which changed interest crediting for all participants from the performance of participant’s investment selections to the 30 year Treasury rate, reduced benefits in violation of the ERISA for participants who had account balances as of the amendment date by not continuing to provide them performance-based interest crediting on those balances; and (c) claims for breach of fiduciary duty and ERISA notice requirements for not properly informing participants of the various interest crediting and lump sum distribution matters of which Plaintiffs complain. In the Company’s judgment, the outcome is not expected to be material to its financial position, although it could have a material effect on the results of operations for a particular quarter or annual period and on the funding of the Plan.

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

On March 5, 2009, the court issued an Order granting in part and denying in part a Motion to Dismiss filed by Defendants. The court dismissed all claims for bad faith and breach of fiduciary duty and all claims for flood damages under policies with flood exclusions or asserted under Louisiana’s Valued Policy Law, but rejected the insurers’ arguments that the purported assignments from individual claimants to the state were barred by anti-assignment provisions in the insurers’ policies. On April 30, 2009, Defendants filed a Petition for Permission to Appeal to the United States Court of Appeals for the Fifth Circuit (the “Fifth Circuit”), which was granted. On July 28, 2010, the Fifth Circuit certified the anti-assignment issue to the Louisiana Supreme Court. Oral arguments have been scheduled to be heard by the Louisiana Supreme Court on March 14, 2011.

The Company has established its total loss and LAE reserves on the assumption that it will not have any liability under the “Road Home” or similar litigation, and that it will otherwise prevail in litigation as the cause of certain large losses and not incur extracontractual or punitive damages.

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

Over the past several years, state-sponsored insurers, reinsurers and involuntary pools have increased significantly, particularly in those states which have Atlantic or Gulf Coast exposures. As a result, the potential assessment exposure of insurers doing business in such states and the attendant collection risks have increased, particularly, in the Company’s case, in the states of Massachusetts, Louisiana and Florida. Such actions and related regulatory restrictions on rate increases, underwriting and the ability to non-renew business may limit the Company’s ability to reduce the potential exposure to hurricane related losses. At this time, the Company is unable to predict the likelihood or impact of any such potential assessments or other actions.

On August 1, 2010, the Michigan Supreme Court issued a decision in a case captioned McCormick v. Carrier, et. al, overturning the so-called Kreiner decision, and in so doing, the Company believes that the Court significantly expanded the circumstances under which claimants can sue for non-economic losses resulting from automobile accidents in Michigan. Although the full implications and application of the McCormick decision are not yet understood and may evolve in the future, the Company believes that the revised standard will adversely affect both past claims which are not finally resolved, as well as future claims. Although the Company’s reserves reflect the Company’s best estimate of the impact of this decision, in light of evolving law and the uncertain application of this new standard, the Company cannot be certain as to the adequacy of these reserves or of the Company’s ability to raise rates for liability coverage of Michigan commercial and personal automobile polices to reflect the additional losses it expects to incur.

From time to time, proposals have been made to establish a federal based insurance regulatory system and to allow insurers to elect either federal or state-based regulation (“optional federal chartering”). In light of the economic environment and the focus on increased regulatory controls, particularly with regard to financial institutions, there has been renewed interest in such proposals.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Financial Reform Act”) was enacted. The Financial Reform Act includes a provision to establish a Federal Insurance Office, with the primary purpose of collecting information to better understand insurance issues at the federal level and to monitor the extent to which traditional underserved communities and consumers, minorities and low and moderate income persons have access to affordable insurance products. The Financial Reform Act also contains provisions affecting financial institutions, credit rating agencies and other commercial and consumer businesses.

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

Residual Markets

The Company is required to participate in residual markets in various states, which generally pertain to high risk insureds, disrupted markets or lines of business or geographic areas where rates are regarded as excessive. The results of the residual markets are not subject to the predictability associated with the Company’s own managed business, and are significant to the workers’ compensation line of business, the homeowners line of business and both the commercial and personal automobile lines of business.

20. STATUTORY FINANCIAL INFORMATION

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

The following table provides statutory net income and surplus as of the periods indicated:

	2010	2009	2008
(In millions)
Statutory Net Income
Property and Casualty Companies - Combined	$101.7	$187.4	$142.5
First Allmerica Financial Life Insurance Company	—	—	33.1
Statutory Surplus
Property and Casualty Companies - Combined	$1,747.3	$1,741.6	$1,600.7
First Allmerica Financial Life Insurance Company	—	—	113.7

21. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The quarterly results of operations for 2010 and 2009 are summarized below.

FOR THE THREE MONTHS ENDED
(In millions, except per share data)

2010	March 31	June 30	Sept. 30	Dec. 31
Total revenues	$746.6	$768.3	$804.0	$833.3
Income from continuing operations	$42.2	$2.2	$51.4	$57.4
Net income	$41.8	$2.3	$52.3	$58.4
Income from continuing operations per share:
Basic	$0.89	$0.05	$1.14	$1.27
Diluted	$0.88	$0.05	$1.12	$1.25
Net income per share:
Basic	$0.88	$0.05	$1.16	$1.29
Diluted	$0.87	$0.05	$1.15	$1.27
Dividends declared per share	$0.25	$0.25	$0.25	$0.25

FOR THE THREE MONTHS ENDED
(In millions, except per share data)

2009	March 31	June 30	Sept. 30	Dec. 31
Total revenues	$698.9	$696.4	$708.5	$730.3
Income from continuing operations (1)	$20.2	$63.1	$48.6	$55.9
Net income	$25.8	$64.4	$49.7	$57.3
Income from continuing operations per share: (1)
Basic	$0.40	$1.23	$0.96	$1.13
Diluted	$0.39	$1.23	$0.95	$1.11
Net income per share:
Basic	$0.51	$1.26	$0.98	$1.16
Diluted	$0.50	$1.25	$0.97	$1.14
Dividends declared per share	$—	$—	$—	$0.75

(1)	On January 2, 2009, the Company sold substantially all of the remaining business of its former Life Companies Segment. The results of operations related to this business are reflected as Discontinued Operations for all time periods presented. See also Note 2 – “Discontinued Operations of FAFLIC Business” on pages 92 to 94.

Note:	Due to the use of weighted average shares outstanding when calculating earnings per common share, the sum of the quarterly per common share data may not equal the per common share data for the year.

22. SUBSEQUENT EVENTS

There were no subsequent events requiring adjustment to the financial statements.

On February 15, 2011, the Company repurchased an additional $48.0 million of Junior Debentures at a cost of $50.5 million, resulting in a loss of $2.5 million on the repurchase. See also Note 7 - “Debt”.

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

In conducting our evaluation of the effectiveness of internal control over financial reporting, we excluded the acquisition of Campania Holding Company, Inc., which was completed on March 31, 2010. The total assets constitute approximately $35 million, or less than 1% of our consolidated assets at December 31, 2010, and total revenues of $10.8 million, or less than 1% of consolidated revenues for the period from the March 31, 2010 closing date until December 31, 2010. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

ITEM 9B–OTHER INFORMATION

None.

PART III

ITEM 10–DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS OF THE REGISTRANT

Except for the portion about executive officers and our Code of Conduct which is set forth below, this information is incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2011 to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is biographical information concerning our executive officers.

Bryan D. Allen, 43

Senior Vice President, Chief Human Resources Officer

Mr. Allen has been Chief Human Resources Officer of THG since joining the Company in 2006. From 2002 until 2006, Mr. Allen was Managing Director, Head of Human Resources at US Trust. Prior to that, from 1989 until 2002, Mr. Allen held a variety of positions within the human resources organization at Morgan Stanley, last serving as Global Chief of Staff for Human Resources.

Steven J. Bensinger, 56

Executive Vice President, Chief Financial Officer

Mr. Bensinger has been Executive Vice President, Chief Financial Officer since March 2010. Prior to that, from January 2010 to March 2010 he served as Executive Vice President - Senior Finance Officer. Mr. Bensinger began his career in 1976 with the accounting firm then known as Coopers & Lybrand, where he rose to partner in the firm’s financial services practice. From 1987 until 1992, Mr. Bensinger worked for Skandia America Corporation, initially serving as its Senior Vice President and Chief Financial Officer, and later as its President and Chief Operating Officer. From 1993 until its acquisition by Trenwick Group Ltd. in 1999, Mr. Bensinger served as President and a director of Chartwell Re Corporation. In connection with the acquisition of Chartwell Re Corporation, Mr. Bensinger became an officer of Trenwick Group Ltd., and continued in that capacity with Trenwick Group Ltd. until 2001. In August 2003, Trenwick Group, Ltd. and certain of its subsidiaries filed insolvency proceedings in the Supreme Court of Bermuda and in the United States under Chapter 11 of the US Bankruptcy Code. During 2002, Mr. Bensinger served as Executive Vice President and Chief Financial Officer of Combined Speciality Group, Inc., the insurance underwriting operations of Aon Corporation. Mr. Bensinger joined American International Group, Inc. as its Vice President and Treasurer in 2002. From 2005 until 2008, Mr. Bensinger served as Executive Vice President and Chief Financial Officer of American International Group. During 2008, Mr. Bensinger also served as American International Group’s Vice Chairman-Financial Services and Chief Financial Officer. Mr. Bensinger plans to relinquish his role as Chief Financial Officer in March 2011 and resign from the Company in June 2011.

Antonio Z. dePadua, 58

Senior Vice President, Chief Underwriting Officer

President, Specialty Lines

Mr. dePadua has been President, Specialty Lines and Chief Underwriting Officer since joining the Company in 2009. Prior to joining THG, from 2003 until 2009, Mr. dePadua was a Senior Vice President at CNA Financial Corporation. Prior to that, from 1996 until 2003, Mr. dePadua was a Senior Vice President at The St. Paul Travelers Companies. From 1980 until it was acquired by St. Paul in 1996, Mr. dePadua held several positions at Northbrook Property & Casualty, last serving as its Chief Underwriting Officer.

Mark R. Desrochers, 42

Senior Vice President

President, Personal Lines

Mr. Desrochers has been President, Personal Lines since 2009. From 2006 until 2009, Mr. Desrochers was Vice President, State Management. Prior to joining THG, from 2003 until 2006, Mr. Desrochers held several positions with Liberty Mutual Insurance Company, last serving as Vice President and Product Manager. Mr. Desrochers worked at Electric Insurance Company from 1997 until 2003 and at Applied Insurance Research from 1995 to 1997.

Frederick H. Eppinger, Jr., 52

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

David B. Greenfield, 48

Executive Vice President – Senior Finance Officer

Mr. Greenfield has served as Executive Vice President – Senior Finance Officer since joining the Company in December 2010. Prior to joining the Company, Mr. Greenfield served as the Chief Financial Officer of Axis Capital Holdings Limited from 2006 until 2010. From 1984 to 2006, Mr. Greenfield worked for KPMG LLP, where he advanced to partnership serving as KPMG’s Global Sector Chair for Insurance and a member of KPMG’s Global Financial Services Leadership Team. Mr. Greenfield will assume the position of Chief Financial Officer in March 2011, succeeding Mr. Bensinger.

J. Kendall Huber, 56

Executive Vice President, General Counsel and Assistant Secretary

Mr. Huber has been General Counsel and Assistant Secretary since joining THG in 2000. Prior to joining THG, Mr. Huber was Executive Vice President, General Counsel and Secretary of Promus Hotel Corporation from 1999 to 2000. Previously, Mr. Huber was Vice President and Deputy General Counsel of Legg Mason, Inc., from 1998 to 1999. He has also served as Vice President and Deputy General Counsel of USF&G Corporation, where he was employed from 1990 to 1998.

Andrew Robinson, 45

Executive Vice President, Corporate Development and Risk Management

Mr. Robinson has been Executive Vice President, Corporate Development and Risk Management since February 2011. From 2006 until 2011, Mr. Robinson was Senior Vice President, Corporate Development and he also served as the Company’s President, Specialty Casualty from 2009 to 2011. Prior to joining the Company, from 1996 until 2006, Mr. Robinson held a variety of positions at Diamond Consultants, last serving as Managing Director, Global Insurance Practice.

John C. Roche, 47

Senior Vice President

President, Business Insurance

Mr. Roche has been President, Business Insurance since 2009. From 2007 to 2009, Mr. Roche served as Vice President, Field Operations and from 2006 to 2007, Mr. Roche was Vice President, Underwriting and Product Management, Commercial Lines. From 1994 to 2006, Mr. Roche served in a variety of leadership positions at St. Paul Travelers Companies, Inc., last serving as Vice President Commercial Accounts. Prior to joining St. Paul Travelers Companies, Inc., Mr. Roche served in a variety of underwriting and management positions at Fireman’s Fund Insurance Company and Atlantic Mutual Insurance Company.

Gregory D. Tranter, 54

Executive Vice President, Chief Information Officer and Chief Operations Officer

Mr. Tranter joined the Company in 1998, has been Chief Information Officer since 2000 and Chief Operations Officer since 2007. Prior to joining THG, Mr. Tranter was Vice President, Automation Strategy of Travelers Property and Casualty Company from 1996 to 1998. Mr. Tranter was employed by Aetna Life and Casualty Company from 1983 to 1996.

Marita Zuraitis, 50

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

CODE OF CONDUCT

Our Code of Conduct is available, free of charge, on our website at www.hanover.com under “Corporate Governance—Company Policies”. The Code of Conduct applies to our directors, officers and employees, including our Chief Executive Officer, Chief Financial Officer and Controller. While we do not expect to grant waivers to our Code of Conduct, any such waivers to our Chief Executive Officer, Chief Financial Officer or Controller will be posted on our website at www.hanover.com, as required by applicable law or New York Stock Exchange requirements.

NEW YORK STOCK EXCHANGE RULE 303A.12(a)

Our Chief Executive Officer filed his annual certification required by the New York Stock Exchange Rule 303A.12(a) with the New York Stock Exchange on or about May 14, 2010. The certification of our Chief Executive Officer and Chief Financial Officer regarding the quality of our disclosure in this Annual Report on Form 10-K have been filed as Exhibits 31.1 and 31.2.

ITEM 11–EXECUTIVE COMPENSATION

Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 2011, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 12–SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2010 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by security holders	4,093,539	$39.22	1,856,704
Equity compensation plans not approved by security holders	—	—	—

Total	4,093,539	$39.22	1,856,704

(1)	Includes 1,053,439 shares of Common Stock which may be issued upon vesting of outstanding, restricted stock units or performance-based restricted stock units (assuming the maximum award amount). The weighted-average exercise price does not take these awards into account.
(2)	The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan (the “Plan”), which was adopted on May 16, 2006, authorizes the issuance of 3,000,000 new shares that may be used for awards. In addition, shares of stock underlying any award granted and outstanding under the Company’s Amended Long-Term Stock Incentive Plan (the “1996 Plan”) as of the adoption date of the Plan that are forfeited or cancelled, or expire or terminate, after the adoption date without the issuance of stock, become available for future grants under the Plan.

Additional information related to Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 2011, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 13–CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 2011, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 14–PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 2011, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

PART IV

ITEM 15–EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)(1) FINANCIAL STATEMENTS

The consolidated financial statements and accompanying notes thereto are included on pages 78 to 126 of this Form 10-K.

(A)(2) FINANCIAL STATEMENT SCHEDULES

Page No. in this Report
I Summary of Investments—Other than Investments in Related Parties	137

II Condensed Financial Information of Registrant	138-140

III Supplementary Insurance Information	141

IV Reinsurance	142

V Valuation and Qualifying Accounts	143

VI Supplemental Information Concerning Property and Casualty Insurance Operations	144

(A)(3) EXHIBIT INDEX

Exhibits filed as part of this Form 10-K are as follows:

2.1	Stock Purchase Agreement, dated as of August 22, 2005, between The Goldman Sachs Group, Inc., as Buyer, and Registrant, as Seller (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 24, 2005 and incorporated herein by reference.

2.2	Stock Purchase Agreement by and between the Registrant and Commonwealth Annuity and Life Insurance Company, dated July 30, 2008 (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K), previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 4, 2008 and incorporated herein by reference.

3.1	Certificate of Incorporation of the Registrant previously filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2006 and incorporated herein by reference.

3.2	Amended By-Laws of the Registrant, previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 21, 2006 and incorporated herein by reference.

4.1	Specimen Certificate of Common Stock previously filed as Exhibit 4 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2006 and incorporated herein by reference.

4.2	Form of Indenture relating to the Debentures between the Registrant and State Street Bank & Trust Company, as trustee, previously filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-96764) filed with the Commission on September 11, 1995 and incorporated herein by reference.

4.3	Form of Global Debenture previously filed as Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2006 and incorporated herein by reference.

4.4	Indenture dated February 3, 1997 relating to the Junior Subordinated Debentures of the Registrant previously filed as Exhibit 3 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 5, 1997 and incorporated herein by reference.

4.5	First Supplemental Indenture dated July 30, 2009 amending the indenture dated February 3, 1997 relating to the Junior Subordinated Debentures of the Registrant previously filed as Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2010 and incorporated herein by reference.

4.6	Form of Global Security representing $300,000,000 principal amount of Junior Subordinated Debentures of the Registrant previously filed as Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2010 and incorporated herein by reference.

4.7	Indenture dated January 21, 2010, between the Registrant and U.S. Bank National Association, as trustee, previously filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 ASR (No. 333-164446) filed with the Commission on January 21, 2010 and incorporated herein by reference.

4.8	First Supplemental Indenture and Form of Global Note dated February 23, 2010, related to the Notes of the Registrant, between the Registrant and U.S. Bank National Association, as trustee, previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 23, 2010 and incorporated herein by reference.

+10.1	State Mutual Life Assurance Company of America Excess Benefit Retirement Plan previously filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (No. 33-91766) filed with the Commission on May 1, 1995 and incorporated herein by reference.

10.2	Form of Accident and Health Coinsurance Agreement between The Hanover Insurance Company, as Reinsurer, and First Allmerica Financial Life Insurance Company (the schedules and certain exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 4, 2008 and incorporated by reference herein.

+10.3	The Hanover Insurance Group, Inc. Amended Long-Term Stock Incentive Plan previously filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K filed with the Commission on April 1, 2002 and incorporated herein by reference.

10.4	Confirmation between the Registrant and Barclays Bank PLC acting through its agent Barclays Capital, Inc. dated March 30, 2010 previously filed as Exhibit 10.1 to the Registrant’s Current Report on From 8-K filed with the Commission on March 31, 2010 and incorporated herein by reference.

+10.5	The Hanover Insurance Group, Inc. 2009 Short-Term Incentive Compensation Plan previously filed as Annex 2 to the Registrant’s Proxy Statement (Commission File No. 001-13754) filed with the Commission on March 27, 2009 and incorporated herein by reference.

10.6	Federal Home Loan Bank of Boston Agreement for Advances, Collateral Pledge, and Security Agreement dated September 11, 2009 previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 4, 2009 and incorporated herein by reference.

+10.7	The Hanover Insurance Group Amended and Restated Employment Continuity Plan previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 11, 2008 and incorporated herein by reference.

+10.8	Form of Non-Qualified Stock Option Agreement under The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 21, 2007 and incorporated herein by reference.

+10.9	Form of Corporate Goals-Based Performance-Based Restricted Stock Unit Agreement under The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 21, 2007 and incorporated herein by reference.

+10.10	Form of Incentive Compensation Deferral and Conversion Agreement under The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 21, 2007 and incorporated herein by reference.

+10.11	Form of Restricted Stock Unit Agreement under The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Stock Plan previously filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 21, 2007 and incorporated herein by reference.

+10.12	Form of Amended and Restated Form of Non-Qualified Stock Option Agreement under The Hanover Insurance Group, Inc. Amended Long-Term Stock Incentive Plan previously filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 21, 2007 and incorporated herein by reference.

+10.13	Description of 2009-2010 Non-Employee Director Compensation previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2009 and incorporated herein by reference.

+10.14	Offer Letter dated November 6, 2007 between the Registrant and Eugene M. Bullis previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2007 and incorporated herein by reference.

+10.15	Description of 2008 Incentive Compensation Deferral and Conversion Program previously filed as Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 27, 2008 and incorporated herein by reference.

+10.16	The Hanover Insurance Group 2006 Long-Term Incentive Plan previously filed as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 27, 2008 and incorporated herein by reference.

+10.17	Description of 2010-2011 Non-Employee Director Compensation previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 6, 2010 and incorporated herein by reference.

+10.18	Offer Letter, dated August 14, 2003, between the Registrant and Frederick H. Eppinger, Jr., as amended December 10, 2008 previously filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 27, 2009 and incorporated herein by reference.

10.19	Confirmation between The Hanover Insurance Group, Inc. and Barclays Bank PLC acting through its agent Barclays Capital, Inc., dated December 8, 2009 previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 9, 2009 and incorporated herein by reference.

+10.20	The Hanover Insurance Group, Inc. Non-Employee Director Deferral Plan previously filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 27, 2009 and incorporated herein by reference.

+10.21	Offer Letter dated January 5, 2010 between Steven J. Bensinger and The Hanover Insurance Group, Inc. previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 8, 2010 and incorporated herein by reference.

+10.22	Description of 2009 Short-Term Incentive Compensation Awards, 2010 Short-Term Incentive Compensation Program and 2010 Long-Term Incentive Program and OneBeacon Bonuses previously filed as Item 9B to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2010 and incorporated herein by reference.

+10.23	Restricted Stock Unit Agreement under The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan previously filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 27, 2009 and incorporated herein by reference.

+10.24	Performance-Based Restricted Stock Unit Agreement under The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan previously filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 27, 2009 and incorporated herein by reference.

+10.25	Non-Qualified Stock Option Agreement under The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan previously filed as Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 27, 2009 and incorporated herein by reference.

+10.26	IRC Section 162(m) Deferral Letter for Certain Executive Officers of the Registrant previously filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 27, 2009 and incorporated herein by reference.

+10.27	Offer Letter dated December 15, 2010 between David Greenfield and the Registrant previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 17, 2010 and incorporated herein by reference.

+10.28	Separation Letter dated December 29, 2010 between Steven J. Bensinger and the Registrant previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 29, 2010 and incorporated herein by reference.

+10.29	The Hanover Insurance Group Retirement Savings Plan, as amended, previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 4, 2010 and incorporated herein by reference.

+10.30	The Hanover Insurance Group, Inc. Amended and Restated Non-Qualified Retirement Savings Plan.

+10.31	Letter Agreement between David Greenfield and the Registrant dated January 20, 2011 regarding his participation in The Hanover Insurance Group Amended and Restated Employment Continuity Plan.

+10.32	The Hanover Insurance Group Cash Balance Pension Plan.

21	Subsidiaries of THG.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney.

31.1	Certification of the Chief Executive Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Internal Revenue Service Ruling dated April 15, 1995 previously filed as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-91766) filed with the Commission on May 1, 1995 and incorporated herein by reference.

101	The following materials from The Hanover Insurance Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008; (ii) Consolidated Balance Sheets at December 31, 2010 and 2009; (iii) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2010, 2009 and 2008; (iv) Consolidated Statements of Comprehensive Income for the years ended December 31, 2010, 2009 and 2008; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008; (vi) related notes to these financial statements, tagged as blocks of text; and (vii) Financial Statement Schedules, tagged as blocks of text.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HANOVER INSURANCE GROUP, INC.
Registrant

Date: February 23, 2011	By:	/S/ FREDERICK H. EPPINGER, JR.
Frederick H. Eppinger, Jr.,
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 23, 2011	By:	/S/ FREDERICK H. EPPINGER, JR.
Frederick H. Eppinger, Jr.,
President, Chief Executive Officer and Director

Date: February 23, 2011	By:	/S/ STEVEN J. BENSINGER
Steven J. Bensinger,
Executive Vice President, Chief Financial Officer and Principal Accounting Officer

Date: February 23, 2011	By:	*
Michael P. Angelini,
Chairman of the Board

Date: February 23, 2011	By:	*
P. Kevin Condron,
Director

Date: February 23, 2011	By:	*
Neal F. Finnegan,
Director

Date: February 23, 2011	By:	*
David J. Gallitano,
Director

Date: February 23, 2011	By:	*
Wendell J. Knox,
Director

Date: February 23, 2011	By:	*
Robert J. Murray,
Director

Date: February 23, 2011	By:	*
Joseph R. Ramrath,
Director

Date: February 23, 2011	By:	*
Harriet T. Taggart,
Director

Date: February 23, 2011	*By:	/S/ STEVEN J. BENSINGER
Steven J. Bensinger,
Attorney-in-fact

SCHEDULE I

THE HANOVER INSURANCE GROUP, INC.

SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES

DECEMBER 31, 2010

(In millions)

Type of investment	Cost(1)	Value	Amount at which shown in the balance sheet(2)
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$856.9	$884.8	$884.8
States, municipalities and political subdivisions	963.4	965.5	965.5
Public utilities	487.7	521.8	521.8
All other corporate bonds	2,406.6	2,543.1	2,543.1

Total fixed maturities	4,714.6	4,915.2	4,915.2

Equity securities:
Common stocks:
Public utilities	41.8	40.9	40.9
Banks, trust and insurance companies	15.9	15.6	15.6
Industrial, miscellaneous and all other	52.9	55.2	55.2
Nonredeemable preferred stocks	10.1	16.9	16.9

Total equity securities	120.7	128.6	128.6

Other long-term investments (3)	36.7	XXXXXX	39.4

Total investments	4,872.0	XXXXXX	5,083.2
Less: investments of discontinued operations (2)	(115.8)	XXXXXX	(117.3)

Total investments, excluding investments of discontinued operations	$4,756.2	XXXXXX	$4,965.9

(1)	For equity securities, represents original cost, and for fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums and accretion of discounts.
(2)	The separate classifications include investment assets classified as discontinued operations on the balance sheet. Investment assets classified as discontinued operations are adjusted in total and are reflected as such in this schedule. The discontinued operations portfolio is comprised solely of fixed maturities.
(3)	The cost of other long-term investments differs from the carrying value due to market value changes in the Company’s equity ownership of limited partnership investments.

SCHEDULE II

THE HANOVER INSURANCE GROUP, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY ONLY

STATEMENTS OF INCOME

For the Years Ended December 31	2010	2009	2008
(In millions)
Revenues
Net investment income	$12.2	$16.5	$15.2
Net realized investment gains:
Total other-than-temporary impairment losses on investments	(0.3)	—	—
Portion of loss transferred to other comprehensive income	—	—	—

Net other-than-temporary impairment losses on investments recognized in earnings	(0.3)	—	—
Net realized gains from sales and other	0.6	7.7	9.0

Total net realized investment gains	0.3	7.7	9.0

Other income	—	—	0.6

Total revenues	12.5	24.2	24.8

Expenses
Interest expense	35.7	31.8	40.6
Employee benefit related expenses	6.9	16.4	1.5
Loss (gain) from retirement of debt	2.0	(34.5)	—
Other operating expenses	3.9	6.9	5.7

Total expenses	48.5	20.6	47.8

Net (loss) income before income taxes and equity in net income of unconsolidated subsidiaries	(36.0)	3.6	(23.0)
Income tax benefit:
Federal	25.1	7.4	17.0
State	—	—	0.1
Equity in income of unconsolidated subsidiaries	163.8	176.5	92.1

Income from continuing operations	152.9	187.5	86.2
Discontinued operations:
Income from operations of discontinued variable life insurance and annuity business, net of taxes (including gain on disposal of $1.3, $4.9 and $8.7 in 2010, 2009 and 2008)	1.3	4.9	12.2
Gain (loss) from discontinued FAFLIC business, net of taxes	0.5	4.8	(77.3)
Other discontinued operations	0.1	—	(0.5)

Net income	$154.8	$197.2	$20.6

The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II (CONTINUED)

THE HANOVER INSURANCE GROUP, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY ONLY

BALANCE SHEETS

December 31	2010	2009
(In millions, except per share data)
Assets
Fixed maturities – at fair value (amortized cost of $372.7 and $287.6)	$380.6	$289.9
Equity securities – at fair value (cost of $1.0)	1.0	—
Cash and cash equivalents	66.6	3.2
Investment in unconsolidated subsidiaries	2,477.3	2,333.4
Net receivable from subsidiaries	12.6	7.8
Deferred federal income tax asset	—	32.4
Other assets	19.1	14.0

Total assets	$2,957.2	$2,680.7
Liabilities
Expenses and state taxes payable	$29.1	$28.0
Deferred federal income tax liability	6.8	—
Interest payable	10.9	7.0
Debt	449.9	287.1

Total liabilities	496.7	322.1
Shareholders’ Equity
Preferred stock, par value $0.01 per share, 20.0 million shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 300.0 million shares authorized, 60.5 million shares issued	0.6	0.6
Additional paid-in capital	1,796.5	1,808.5
Accumulated other comprehensive income	136.7	28.8
Retained earnings	1,246.8	1,141.1
Treasury stock at cost (15.6 million and 13.0 million shares)	(720.1)	(620.4)

Total shareholders’ equity	2,460.5	2,358.6

Total liabilities and shareholders’ equity	$2,957.2	$2,680.7

The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II (CONTINUED)

THE HANOVER INSURANCE GROUP, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY ONLY

STATEMENTS OF CASH FLOWS

For the Years Ended December 31	2010	2009	2008
(In millions)
Cash flows from operating activities
Net income	$154.8	$197.2	$20.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Gain) loss on disposal of FAFLIC	(0.5)	(4.8)	77.3
Gain on disposal of variable life insurance and annuity business	(1.3)	(4.9)	(12.2)
Loss (gain) from retirement of debt	2.0	(34.5)	—
Equity in net income of unconsolidated subsidiaries	(163.8)	(176.5)	(92.1)
Net realized investment gains	(0.3)	(7.7)	(9.0)
(Contributions paid to) dividends received from unconsolidated subsidiaries (1)	(0.6)	(83.7)	117.9
Deferred federal income tax expense (benefit)	104.3	5.6	(1.5)
Change in expenses and taxes payable	(8.2)	(41.4)	13.9
Change in net payable from subsidiaries	8.7	7.1	20.0
Other, net	(0.7)	2.7	(1.1)

Net cash provided by (used in) operating activities	94.4	(140.9)	133.8

Cash flows from investing activities
Proceeds from disposals and maturities of available-for-sale fixed maturities	177.3	469.3	295.0
Purchase of available-for-sale fixed maturities	(167.4)	(278.4)	(217.4)
Purchase of equity securities	(1.0)	—	—
Net cash used for business acquisitions	(29.5)	1.5	(112.8)
Proceeds from sale of variable life insurance and annuity business, net	—	—	13.2
Proceeds from sale of FAFLIC	—	105.8	—
Net cash provided by the sale of AIX Holdings, Inc. to Hanover Insurance	—	64.9	—
Net cash provided by the sale of assets to Hanover Insurance	—	38.9	—
Other investing activities	—	—	(2.8)

Net cash (used in) provided by investing activities	(20.6)	402.0	(24.8)

Cash flow from financing activities
Proceeds from debt borrowings	198.0	—	—
Repurchases of debt	(38.5)	(125.9)	—
Dividends paid to shareholders	(47.2)	(37.5)	(23.0)
Treasury stock purchased at cost	(134.7)	(148.1)	(58.5)
Exercise of options	12.0	3.1	8.2
Other financing activities	—	0.1	0.3

Net cash used in financing activities	(10.4)	(308.3)	(73.0)

Net change in cash and cash equivalents	63.4	(47.2)	36.0
Cash and cash equivalents, beginning of year	3.2	50.4	14.4

Cash and cash equivalents, end of year	$66.6	$3.2	50.4

(1)

Amounts reflect cash payments made to the parent company for dividends. Investment assets of $69.4 million, $136.1 million and $65.1 million were also transferred to the parent company in 2010, 2009 and 2008, respectively, to settle dividend balances.

The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE III

THE HANOVER INSURANCE GROUP, INC.

SUPPLEMENTARY INSURANCE INFORMATION

DECEMBER 31, 2010

(In millions)

Segments	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Premiums written
Property and Casualty	$345.3	$3,275.8	$1,520.3	$1.9	$2,841.0	$247.2	$1,856.3	$669.0	$374.1	$3,048.0
Interest on Debt	—	—	—	—	—	—	—	—	44.3	—
Eliminations	—	—	—	—	—	—	—	—	(4.6)	—

Total	$345.3	$3,275.8	$1,520.3	$1.9	$2,841.0	$247.2	$1,856.3	$669.0	$413.8	$3,048.0

DECEMBER 31, 2009

(In millions)

Segments (1)	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Premiums written
Property and Casualty	$286.3	$3,152.1	$1,300.5	$1.8	$2,546.4	$251.7	$1,639.2	$581.3	$346.1	$2,608.7
Interest on Debt	—	—	—	—	—	0.4	—	—	35.5	—
Eliminations	—	—	—	—	—	—	—	—	(4.4)	—

Total	$286.3	$3,152.1	$1,300.5	$1.8	$2,546.4	$252.1	$1,639.2	$581.3	$377.2	$2,608.7

DECEMBER 31, 2008

(In millions)

Segments (1)	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Premiums written
Property and Casualty	$264.8	$3,201.3	$1,246.3	$1.8	$2,484.9	$258.0	$1,626.2	$556.2	$299.2	$2,518.0
Interest on Debt	—	—	—	—	—	0.7	—	—	40.6	—
Eliminations	—	—	—	—	—	—	—	—	(6.2)	—

Total	$264.8	$3,201.3	$1,246.3	$1.8	$2,484.9	$258.7	$1,626.2	$556.2	$333.6	$2,518.0

(1)

Results of our former Life Companies segment have been reclassified to discontinued operations due to the sale of FAFLIC on January 2, 2009. Additionally, the corresponding assets and liabilities of this business are presented as discontinued operations in our Consolidated Balance Sheets.

SCHEDULE IV

THE HANOVER INSURANCE GROUP, INC.

REINSURANCE

DECEMBER 31

(In millions)

	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
2010 (1)
Premiums:
Property and casualty insurance	$2,970.6	$304.4	$174.8	$2,841.0	6.15%

2009 (2)
Premiums:
Property and casualty insurance	$2,824.3	$291.7	$13.8	$2,546.4	0.54%

2008 (2)
Premiums:
Property and casualty insurance	$2,700.0	$241.9	$26.8	$2,484.9	1.08%

(1)	The increase in assumed reinsurance activity in 2010 primarily related to the OneBeacon renewal rights transaction.
(2)	Premiums related to our former life insurance business have been reclassified to Discontinued Operations due to the sale of FAFLIC on January 2, 2009.

SCHEDULE V

THE HANOVER INSURANCE GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

DECEMBER 31

(In millions)

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
2010
Mortgage loans	$0.6	$—	$—	$0.4	$0.2
Allowance for doubtful accounts	3.9	7.8	—	8.1	3.6

	$4.5	$7.8	$—	$8.5	$3.8

2009
Mortgage loans	$1.0	$—	$—	$0.4	$0.6
Allowance for doubtful accounts	5.0	7.4	—	8.5	3.9

	$6.0	$7.4	$—	$8.9	$4.5

2008
Mortgage loans	$1.0	$—	$—	$—	$1.0
Allowance for doubtful accounts	9.2	5.6	—	9.8	5.0

	$10.2	$5.6	$—	$9.8	$6.0

SCHEDULE VI

THE HANOVER INSURANCE GROUP, INC.

SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS

FOR THE YEARS ENDED DECEMBER 31

(In millions)

Affiliation with Registrant	Deferred policy acquisition costs	Reserves for losses and loss adjustment expenses(2)	Discount, if any, deducted from previous column(1)	Unearned premiums(2)	Net premiums earned	Net investment income
Consolidated Property and Casualty Subsidiaries
2010	$345.3	$3,275.8	$—	$1,520.3	$2,841.0	$247.2

2009	$286.3	$3,152.1	$—	$1,300.5	$2,546.4	$251.7

2008	$264.8	$3,201.3	$—	$1,246.3	$2,484.9	$258.0

	Losses and loss adjustment expenses incurred related to		Amortization of deferred policy acquisition expenses	Paid losses and loss adjustment expenses	Net premiums written
	Current year	Prior years
2010	$1,966.4	$(111.1)	$669.0	$1,816.4	$3,048.0

2009	$1,793.5	$(155.3)	$581.3	$1,759.4	$2,608.7

2008	$1,784.6	$(159.0)	$556.2	$1,712.3	$2,518.0

(1)	The Company does not use discounting techniques.
(2)

Reserves for losses and loss adjustment expenses are shown gross of $1,115.5 million, $1,060.2 million and $988.2 million of reinsurance recoverable on unpaid losses in 2010, 2009 and 2008, respectively. Unearned premiums are shown gross of prepaid premiums of $77.0 million, $70.4 million and $78.3 million in 2010, 2009 and 2008, respectively.