Form 10-K
period 2011-12-31
HANOVER INSURANCE GROUP, INC.
filed 2012-02-29
CIK 944695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Registrant’s telephone number, including area code:

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based on the closing sales price of June 30, 2011, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $1,689,176,913.

The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 45,007,762 shares as of February 23, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of The Hanover Insurance Group, Inc.’s Proxy Statement relating to the 2012 Annual Meeting of Shareholders to be held May 15, 2012 to be filed pursuant to Regulation 14A are incorporated by reference in Part III.

THE HANOVER INSURANCE GROUP, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

PART I

ITEM 1 — BUSINESS

ORGANIZATION

The Hanover Insurance Group, Inc. (“THG”) is a holding company organized as a Delaware corporation in 1995 and traces its roots to as early as 1852, when the Hanover Fire Insurance Company was founded. Our primary business operations are property and casualty insurance products and services marketed through independent agents and brokers in the U.S. We also conduct business internationally through a wholly-owned subsidiary, Chaucer Holdings plc (“Chaucer”), which operates through the Society and Corporation of Lloyd’s (“Lloyd’s”) and is domiciled in the United Kingdom (“U.K.”). Our consolidated financial statements include the accounts of THG; The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America (“Citizens”), which are our principal U.S. domiciled property and casualty subsidiaries; Chaucer, which we acquired on July 1, 2011, and certain other insurance and non-insurance subsidiaries. Our results of operations also included the results of our discontinued operations, consisting of our former life insurance businesses and our accident and health business.

FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS

We conduct our business operations through four operating segments. These segments are Commercial Lines, Personal Lines, Chaucer and Other Property and Casualty. We report interest expense related to our corporate debt separately from the earnings of our operating segments.

Information with respect to each of our segments is included in “Segment Results” on pages 44 to 58 in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 13 – “Segment Information” on pages 123 and 124 of the Notes to the Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K.

Information with respect to geographic concentrations is included in the “Description of Business by Segment” on pages 3 to 20 and in Note 13 – “Segment Information” on pages 123 to 124 of the Notes to the Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K.

DESCRIPTION OF BUSINESS BY SEGMENT

Following is a discussion of each of our operating segments.

GENERAL

We manage our operations principally through four segments, including three in which we provide insurance products and services: Commercial Lines, Personal Lines, and Chaucer. We underwrite commercial and personal property and casualty insurance through Hanover Insurance, Citizens and other THG subsidiaries, through an independent agent and broker network concentrated in the Northeast, Midwest and Southeast United States. We are also actively growing our Commercial Lines presence in the Western region of the United States. Our Chaucer segment is a specialist underwriting group which operates through Lloyd’s and writes business internationally. Our fourth segment, Other Property and Casualty, consists of: Opus Investment Management, Inc. (“Opus”), which provides investment management services to institutions, pension funds and other organizations; earnings on holding company assets; and a run-off voluntary pools business.

Our business strategy focuses on providing our agents and customers stability and financial strength, while prudently growing and diversifying our product and geographical business mix. We conduct our business with an emphasis on agency relationships and active agency management, disciplined underwriting, pricing, quality claim handling, and customer service. On an annualized basis, we write approximately $4 billion in written premium and rank among the top 25 property and casualty insurers in the United States based on direct U.S. premiums written for the first nine months of 2011.

RISKS

The industry’s profitability and cash flow, can and historically has been, significantly affected by numerous factors, including price; competition; volatile and unpredictable developments such as extreme weather conditions, catastrophes and other natural disasters; legal and regulatory developments affecting pricing, underwriting, and other aspects of doing business, as well as insurer and insureds' liability; extra-contractual liability; size of jury awards; acts of terrorism; fluctuations in interest and currency rates or the value of investments; and other general economic conditions and trends, such as inflationary pressure or unemployment, that may affect the adequacy of reserves or the demand for insurance products. Our investment portfolio and its future returns may be further impacted by the capital markets and current economic conditions, which could affect our liquidity, the amount of realized losses and impairments that will be recognized, credit default levels, our ability to hold such investments until recovery and other factors. Additionally, the economic conditions in geographic locations where we conduct business, especially those locations where our business is concentrated, may affect the growth and profitability of our business. The regulatory environments in those locations, including any pricing, underwriting or product controls, shared market mechanisms or mandatory pooling arrangements, and other conditions, such as our agency relationships, affect the growth and profitability of our business. In addition, our loss and loss adjustment expense (“LAE”) reserves are based on our estimates, principally involving actuarial projections, at a given time, of what we expect the ultimate settlement and administration of claims will cost based on facts and circumstances then known, predictions of future events, estimates of future trends in claims frequency and severity and judicial theories of liability, costs of repairs and replacement, legislative activity and other factors. We expect to regularly change our estimate of loss reserves and LAE, both for current and past years, and such changes will affect our reported profitability and financial position.

Reference is also made to Item 1A – “Risk Factors” on pages 22 to 37 of this Form 10-K.

LINES OF BUSINESS

We underwrite commercial and personal property and casualty insurance coverage through three of our four operating segments.

Commercial Lines

Our Commercial Lines segment generated $1.8 billion, or 46.0%, of consolidated segment revenues; $1.7 billion, or 47.4%, of net written premiums, and $18.0 million, or 24.8%, of segment income before interest expense and income taxes for the year ended December 31, 2011.

The following table provides net written premiums by line of business for our Commercial Lines segment.

FOR THE YEAR ENDED DECEMBER 31, 2011	GAAP Net	%
(in millions, except ratios)	Premiums Written	of Total
Commercial multiple peril	$569.5	33.4%
Commercial automobile	248.9	14.6
Workers’ compensation	174.5	10.3
Other commercial lines:
AIX program business	208.0	12.2
Inland marine	149.3	8.8
Bonds	98.4	5.8
Other	254.5	14.9

Total	$1,703.1	100.0%

Our strategy in Commercial Lines focuses on building deep relationships with partner agents through differentiated product offerings, industry segmentation, and franchise value through limited distribution. We have made a number of enhancements to our products and technology platforms that are intended to drive more total account placements in our small commercial and middle market business, while delivering enhanced margins in our specialty businesses. This aligns with our focus of improving and expanding our partnerships with a limited number of agents.

Our small commercial business, which generally includes premiums of $50,000 or less, middle market and specialty business, constitute approximately 28%, 37%, and 35% of our total Commercial Lines business, respectively. Small commercial offerings deliver value through product expertise, local presence, and ease of doing business. Middle market accounts require greater claim and underwriting expertise, as well as a focus on industry segments where we can deliver differentiation in the market and value to agents and customers. Small and middle market accounts comprise over $1 billion of the Commercial Lines book and are expected to continue to drive growth.

In our small commercial and middle market businesses, we have internally developed several niche insurance programs, such as for schools, religious institutions, moving and storage companies and human services organizations, such as non-profit youth and community service organizations. We have added additional segmentation to our core middle market commercial products, including real estate, hospitality and wholesale distributors. As a complementary initiative in our specialty businesses, we have introduced products focused on management liability, specifically non-profit directors and officers liability and employment practices liability, and coverage for private company directors and officers liability.

During 2011 and 2010, we wrote small and middle market commercial lines business at policy renewal dates in accordance with the renewal rights agreement with OneBeacon Insurance Group (“OneBeacon”). A significant portion of this business is consistent with our current industry specific programs and middle market niches and continues to help us grow our segmented product portfolio as well as in the western states.

Additionally, growth and product innovation in our specialty lines are expected to generate higher margins over time and enable us to deliver a more complete product portfolio to our agents and policyholders. In our specialty lines, net written premiums grew by over $80 million in 2011 and accounts for approximately one-third of our Commercial Lines net premiums written. Growth in our specialty lines continues to be a significant part of our strategy.

Over the past several years, we have acquired various specialized businesses aimed at diversifying and growing our specialty lines. Specifically, we built our product portfolio in our Hanover Professionals business through the acquisitions of a professional liability insurance carrier for small to medium-sized legal practices and a provider of insurance solutions to the design professionals industry, including architects and engineers. Additionally, we developed a Hanover Specialty Industrial business through the acquisition of a property insurer of small and medium-sized industrial risks, including chemical, paint, solvent and other manufacturing and distribution companies. To establish our Hanover Healthcare operations, we acquired a provider of insurance solutions for selected portions of the healthcare industry, including durable medical equipment suppliers, behavioral health specialists, eldercare providers, and podiatrists. In addition, our acquisition of specialized program business includes a specialty property and casualty insurance carrier that focuses on underwriting and managing program business. Finally, we geographically expanded and built our surety capabilities in our western expansion states through a renewal rights transaction. Collectively, these acquisitions have allowed us to provide new product offerings to our partner agents and policyholders, and to enter new geographical markets.

We believe our small commercial capabilities, distinctiveness in the middle market, and continued development of specialty business provides us with a more diversified portfolio of products and enables us to deliver significant value to our agents and policyholders. We believe these efforts will enable us to continue to improve the overall mix of our business and ultimately our underwriting profitability.

Our Commercial Lines product suite, provides agents and customers with products designed for small, middle, and specialized markets.

Commercial Lines coverages include:

Commercial multiple peril coverage insures businesses against third party general liability from accidents occurring on their premises or arising out of their operations, such as injuries sustained from products sold. It also insures business property for damage, such as that caused by fire, wind, hail, water damage (except for flooding), theft and vandalism.

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

Other commercial lines is comprised of:

•

AIX program business provides coverage to under-served markets where there are specialty coverage or risk management needs, including commercial multiple peril, commercial automobile, workers’ compensation and other commercial coverages;

•

inland marine coverage insures businesses against physical losses to property, such as contractor’s equipment, builders’ risk and goods in transit, and also covers jewelers block, fine art, and other valuables;

•	bonds provides businesses with contract surety coverage in the event of performance or payment claims, and commercial surety coverage related to fiduciary or regulatory obligations; and

•	other commercial lines coverages includes professional and management liability, umbrella, specialty property, monoline general liability and fire.

Personal Lines

Our Personal Lines segment generated $1.6 billion, or 39.8%, of consolidated segment revenues; $1.5 billion, or 40.7%, of net written premiums and $22.7 million, or 31.3%, of segment income before interest expense and income taxes for the year ended December 31, 2011.

The following table provides net written premiums by line of business for our Personal Lines segment.

FOR THE YEAR ENDED DECEMBER 31, 2011	GAAP Net	%
(in millions, except ratios)	Premiums Written	of Total
Personal automobile	$910.5	62.3%
Homeowners	507.2	34.7
Other	43.5	3.0

Total	$1,461.2	100.0%

Our strategy in Personal Lines is to build our account – oriented business through our partner agencies, with a focus on greater geographic diversification. The market for our Personal Lines business continues to be very competitive, with continued pressure on agents from direct writers, as well as from the increased usage of real time comparative rating tools. We maintain our focus on partnering with high quality, value added agencies that stress the importance of account rounding (the conversion of single policy customers to accounts with multiple policies and/or additional coverages), and consultative selling. We are focused on making investments that are intended to help us maintain profitability, build a distinctive position in the market, and provide us with profitable growth opportunities. We continue to refine our products and to work closely with these high potential agents to increase the percentage of business they place with us and to ensure that it is consistent with our preferred mix of business. Additionally, we remain focused on further diversifying our state mix beyond our historical core states of Michigan, Massachusetts, New York and New Jersey. During 2011, we wrote approximately 65% of our Personal Lines business in these four states. We expect these efforts to decrease our risk concentrations and dependency on these four states and contribute to improved profitability and retention in our Personal Lines segment over time.

Personal Lines coverages include:

Personal automobile coverage insures individuals against losses incurred from personal bodily injury, bodily injury to third parties, property damage to an insured’s vehicle, and property damage to other vehicles and other property. We actively write our personal automobile business in nineteen states. The majority of our new business and approximately 81% of our personal automobile policies-in-force are written through Connections® Auto, our multivariate automobile product.

Homeowners coverage insures individuals for losses to their residences and personal property, such as those caused by fire, wind, hail, water damage (except for flooding), theft and vandalism, and against third party liability claims. Our homeowners product, Connections® Home, is available in seventeen states in which we actively write homeowners coverage. It is intended to improve our competitiveness for total account business by making it easier and more efficient for our agents to write business with us and by providing more comprehensive coverage options for policyholders.

Other personal lines are comprised of personal inland marine (jewelry, art, etc.), umbrella, fire, personal watercraft, earthquake and other miscellaneous coverages.

Chaucer

Our Chaucer segment generated $0.5 billion, or 13.7%, of consolidated segment revenues; $0.4 billion, or 11.9%, of net written premiums and $32.3 million, or 44.6%, of segment income before interest expense and income taxes for the year ended December 31, 2011. The Chaucer activity reflects the six month period following its acquisition, from July 1, 2011 to December 31, 2011.

The following table provides net written premiums by line of business for our Chaucer segment. With most of our business lines, premium is not written evenly throughout each year. The degree of such seasonality varies by line of business. Accordingly, the following table may not be indicative of the relative proportion of premium from each line for a full year.

FOR THE SIX MONTHS ENDED DECEMBER 31, 2011	GAAP Net	%
(in millions, except ratios)	Premiums Written	of Total
U.K. motor	$121.8	28.4%
Marine and aviation	107.4	25.0
Property	72.8	17.0
Energy	66.7	15.6
Casualty and other	60.1	14.0

Total	$428.8	100.0%

Chaucer is a specialist insurance group that participates in the Lloyd’s market through the provision of capital to support the underwriting activities of syndicates at Lloyd’s and the ownership of Chaucer Syndicates Limited (“CSL”), a managing agent with the responsibility for the management of syndicates. CSL manages four syndicates currently underwriting at Lloyd’s, two of which it manages on behalf of third party capital providers.

Chaucer provides capital to Syndicate 1084, which underwrites a range of property, marine, aviation and energy products for commercial clients worldwide and motor business for personal and commercial clients in the United Kingdom; and Syndicate 1176, which primarily provides protection against physical damage and liability exposures from power generation at nuclear power stations. The energy line of business includes approximately $4.9 million of net written premiums from Syndicate 1176. Currently, we retain an economic interest in these syndicates of approximately 84% and 55%, respectively. We also provide managing agent and other business services to Syndicates 4242 and 1301, for which we receive fees.

Previously, Chaucer managed and participated in Syndicate 4000. Syndicate 4000 continues to have exposure to potential claims arising from difficulties within the financial and professional liability markets, primarily during 2007 and 2008. Chaucer sold its right to participate in Syndicate 4000 for the 2009 year of account and after.

Chaucer has broad underwriting expertise to support its diversified underwriting portfolio. We believe that our portfolio provides many benefits, including capital diversification, volatility management and long-term protection of our underwriting capabilities. We actively manage our portfolio, transferring underwriting capital to increase premium volumes of more profitable lines of business during periods of increased rates, while remaining selective or reducing our capital and premium volumes in those lines where rates are under pressure.

2011 was a challenging year for the international insurance industry, with increased frequency and severity of natural catastrophe events, including the Australian floods, New Zealand earthquakes, Japan earthquake and resulting tsunami in the first half of 2011, and then the Thailand floods in the final quarter. As an insurer of international property, marine and energy risks, Chaucer has exposure to these events.

Underwriting opportunities are now increasing, and terms and conditions are improving across the majority of international classes. In particular, property facultative and treaty reinsurance carriers are experiencing significant rate increases in territories affected by recent events. Our objective is to leverage our broad-based underwriting portfolio and specialist underwriters to focus in those areas where returns on capital are most attractive and to remain selective where rates are under pressure, particularly in certain casualty, marine and aviation lines of business.

Although we focus on retaining our existing business, we also seek opportunities to diversify into new lines. One recent example is our effort to expand our international liability business through our hiring a team of people with this expertise, in 2010.

Overall, we believe that the strength and depth of our underwriting teams, the broad diversity of our underwriting portfolio and our membership in the Lloyd’s platform, together underpin our ability to manage both the scale and composition of our Chaucer business. Moreover, these strengths, combined with our continued active management of our portfolio and the current business prospects across the majority of our markets, provide an opportunity for the profitable development of the Chaucer business.

The Chaucer segment is comprised of international business written through Lloyd’s, and includes property, marine and aviation, energy, U.K. motor and casualty and other lines.

Property includes treaty business, as well as direct and facultative coverage for commercial and industrial risks against physical damage and business interruption. The treaty account covers cedants on a global basis, predominantly on an “excess of loss” basis for both per risk and catastrophe coverage, with a limited amount of proportional treaty and reinsurance assumed business.

Marine and aviation includes worldwide direct, facultative and treaty business. The marine account provides cover for hull, liability, war, terrorism, cargo, political risk, specie, fine art and satellite. The aviation account insures airline hull and liability, general aviation, refuellers and aviation products.

Energy encompasses exploration and production, construction, downstream, operational power and renewables, insuring against physical damage, business interruption, control of well, seepage and pollution and liabilities. Energy also includes a nuclear account, which provides coverage across the nuclear fuel cycle from raw uranium and nuclear fuel to the shipment and storage of waste, with the majority of the exposure relating to power generation at nuclear power stations. In addition to providing coverage for physical damage to civil nuclear power stations, nuclear also provides limited liability coverage.

U.K. motor provides primary insurance coverage to U.K. motor policyholders. Chaucer writes personal automobile, commercial and fleet polices, as well as specialist classes, including motorcycles, motor trade, classic and specialist vehicles. In addition, the U.K. motor line includes a small amount of commercial property damage and liability polices protecting small/medium-sized enterprises.

Casualty and other provides liability coverage for professional and commercial risks on a direct and treaty basis, crime and professional liability coverage for financial institutions, medical malpractice and excess workers’ compensation. Other lines also encompass liabilities arising from previous participations on third party Lloyd’s syndicates, principally from Syndicate 4000.

Other Property and Casualty

The Other Property and Casualty segment consists of: Opus, which provides investment advisory services to affiliates and also manages approximately $1.4 billion of assets for unaffiliated institutions such as insurance companies, retirement plans and foundations; earnings on holding company assets; and voluntary pools business which is in run-off.

MARKETING AND DISTRIBUTION

We are a diverse property and casualty insurance company serving a variety of standard, specialty and niche markets. Consistent with our objective to diversify our underwriting risks on a geographic and line of business basis, we currently have a distribution split of approximately one third each of domestic standard Commercial Lines, international and domestic specialty lines, and domestic standard Personal Lines. Our Commercial and Personal Lines segments, comprising our principal domestic U.S. subsidiaries, distribute our products primarily through an independent agent network. Our Chaucer segment, comprising our international business, distributes primarily through insurance brokers in the Lloyd’s market, as well as through comparative website aggregators with respect to the U.K. motor business.

Commercial and Personal Lines

Our Commercial and Personal Lines agency distribution strategy and field structure allow us to maintain a strong focus on local markets and the flexibility to respond to specific market conditions. During 2011, we wrote 22.8% of our Commercial and Personal Lines business in Michigan and 9.6% in Massachusetts. Our structure is a key factor in the establishment and maintenance of productive, long-term relationships with mid-sized, well-established independent agencies. We maintain thirty-two local branch sales and underwriting offices and maintain a presence in twenty-nine states, reflecting our strong regional focus. Processing support for these locations is provided from Worcester, Massachusetts; Howell, Michigan; Atlanta, Georgia; Salem, Virginia; and Buffalo, New York. Corporate functions are centralized in our headquarters in Worcester, Massachusetts.

Independent agents account for substantially all of the sales of our Commercial and Personal Lines property and casualty products. Agencies are appointed based on profitability, track record, financial stability, professionalism, and business strategy. Once appointed, we monitor performance and, subject to legal and regulatory requirements, may take actions as necessary to change these business relationships, such as discontinuing the authority of the agent to underwrite certain products or revising commissions or bonus opportunities. We compensate agents primarily through base commissions and bonus plans that are tied to an agency’s written premium, growth and profitability.

We are licensed to sell property and casualty insurance in all fifty states in the United States, as well as in the District of Columbia. We actively market Commercial Lines policies in thirty-six states and in the District of Columbia and Personal Lines policies in nineteen states.

The following table provides our top commercial and personal geographical markets based on total net written premium in the state in 2011.

	Commercial Lines		Personal Lines		Total Commercial and Personal Lines
FOR THE YEAR ENDED DECEMBER 31, 2011
(in millions, except ratios)	GAAP Net Premiums Written	% of Total	GAAP Net Premiums Written	% of Total	GAAP Net Premiums Written	% of Total
Michigan	$128.6	7.6%	$593.7	40.6%	$722.3	22.8%
Massachusetts	133.2	7.8	172.1	11.8	305.3	9.6
New York	188.7	11.1	99.5	6.8	288.2	9.1
California	185.5	10.9	—	—	185.5	5.9
New Jersey	97.3	5.7	80.4	5.5	177.7	5.6
Illinois	74.5	4.4	56.0	3.8	130.5	4.1
Florida	81.5	4.8	25.2	1.7	106.7	3.4
Connecticut	47.1	2.8	57.4	3.9	104.5	3.3
Texas	95.1	5.6	—	—	95.1	3.0
Maine	58.5	3.4	32.4	2.2	90.9	2.9
Virginia	52.6	3.1	34.7	2.4	87.3	2.8
Georgia	43.7	2.6	37.5	2.6	81.2	2.6
Louisiana	34.0	2.0	42.6	2.9	76.6	2.4
Indiana	34.2	2.0	36.9	2.5	71.1	2.2
New Hampshire	34.0	2.0	32.3	2.2	66.3	2.1
Oklahoma	27.7	1.6	38.3	2.6	66.0	2.1
Tennessee	27.3	1.6	33.0	2.3	60.3	1.9
Ohio	20.6	1.2	32.3	2.2	52.9	1.7
Arkansas	12.5	0.7	30.8	2.1	43.3	1.4
Other	326.5	19.1	26.1	1.9	352.6	11.1

Total	$1,703.1	100.0%	$1,461.2	100.0%	$3,164.3	100.0%

We manage our Commercial Lines portfolio, which includes our core and specialty businesses, with a focus on growth from the most profitable industry segments within our underwriting expertise. Our core business is generally comprised of several coordinated commercial lines of business, including small and middle market accounts, which include segmented businesses and niches and certain large accounts. Core Commercial Lines direct written premium is comprised of small and mid-sized accounts; such business is split between small accounts generally having less than $50,000 in premium and first-tier middle market accounts, those with premium over $50,000, with most commonly written accounts having less than $250,000 of premium. Additionally, we have multiple specialty lines of business, which consist of program business, inland marine, surety and bonds, professional liability, healthcare, specialty property and management liability. The Commercial Lines segment seeks to maintain strong agency relationships as a strategy to secure and retain our agents’ best business. The quality of business written is monitored through an ongoing quality review program, accountability for which is shared at the local, regional and corporate levels.

We sponsor local and national agent advisory councils to gain the benefit of our agents’ insight and enhance our relationships. These councils provide feedback, input on the development of products and services, guidance on marketing efforts, support for our strategies, and assist us in enhancing our local market presence.

We manage Personal Lines business with a focus on acquiring and retaining quality accounts. More than 52% of our Personal Lines net written premium is generated in the combined states of Michigan and Massachusetts. In Michigan, based upon direct written premium for 2010, we underwrite approximately 8% of the state’s total market.

Approximately 63% of our Michigan Personal Lines business is in the personal automobile line and 36% is in the homeowners line. Michigan business represents approximately 41% of our total personal automobile net written premium and 42% of our total homeowners net written premium. In Michigan, we are a principal provider with many of our agencies, averaging over $1.2 million of total direct written premium per agency in 2011.

Approximately 68% of our Massachusetts Personal Lines business is in the personal automobile line and 28% is in the homeowners line. Massachusetts business represents approximately 13% of our total personal automobile net written premium and approximately 9% of our total homeowners net written premium.

Chaucer

Chaucer underwrites business from two main sources: approximately 75% from Lloyd’s brokers and underwriting agencies, placed in the open market, and 25% from retail brokers and comparative website aggregators for U.K. motor business. We primarily compensate brokers, underwriting agencies and aggregators through commission payments.

In the Lloyd’s open market, brokers approach Chaucer with individual insurance and reinsurance risk opportunities for underwriter consideration. Brokers also gain access to Chaucer’s products through selected underwriting agencies (“coverholders”), to which Chaucer has granted limited authority to make underwriting decisions on individual risks. In general, risks written through underwriting agencies are smaller in terms of both exposure and premium. Risks are placed in Lloyd’s through a subscription placement process whereby generally several syndicates take a share of a contract rather than one insurer taking 100% on a direct basis. This facilitates the spreading of large and complex risks across a number of insurers, while limiting the counterparty risk of each insurer.

We have an international network of offices to improve our access to high quality risks worldwide. This is expected to improve the diversification of our underwriting and our ability to manage our portfolio. We have offices in Singapore; Copenhagen, Denmark; and Buenos Aires, Argentina to capitalize upon specific class of business opportunities in these regions. We also have offices in Houston, Texas, to extend our energy network to North America, and Oslo, Norway, to provide access to the Norwegian and regional North Sea energy sector.

The following table provides a geographical breakdown of Chaucer’s total gross written premiums (“GWP”) based on the location of risk:

FOR THE SIX MONTHS ENDED DECEMBER 31, 2011	% of Total GWP in Chaucer Segment
United Kingdom (1)	26.0%
Asia Pacific	9.0
Americas, excluding the United States	8.4
United States	7.4
Europe	4.7
Middle East and Africa	3.8
Worldwide and other (2)	40.7

Total	100.0%

(1)	Primarily U.K. motor.

(2)	“Worldwide and other” comprises insured risks that move across multiple geographic areas due to their mobile nature or insured risks that are fixed in locations that span more than one geographic area. These contracts include, for example, marine and aviation hull, satellite and offshore energy exploration and production risks that can move across multiple geographic areas and assumed risks where the cedant insures risks in two or more geographic zones.

Other Property and Casualty

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

For all major product lines, we employ pricing teams which produce exposure and experience-based rating models to support underwriting decisions. In addition, in our Commercial and Personal Lines segments, we seek to utilize our knowledge of local markets to achieve superior underwriting results. We rely on market information provided by our local agents and on the knowledge of our staff in the local branch offices. Since we maintain a strong regional focus and a significant market share in a number of states, we can apply our knowledge and experience in making underwriting and rate setting decisions. Also, we seek to gather objective and verifiable information at a policy level during the underwriting process, such as past driving records and, where permitted, credit histories.

The property and casualty industry is a very competitive market. Our competitors include national, international, regional and local companies that sell insurance through various distribution channels, including independent agencies, captive agency forces, brokers and direct to consumers through the internet or otherwise. In our Commercial and Personal Lines segments, we market through independent agents and brokers and compete for business on the basis of product, price, agency and customer service, local relationships and ratings, and effective claims handling, among other things. We believe that our emphasis on maintaining strong agency relationships and a local presence in our markets, coupled with investments in products, operating efficiency, technology and effective claims handling, will enable us to compete effectively. Our broad product offerings in Commercial Lines and total account strategy in Personal Lines are instrumental to our strategy to capitalize on these relationships and improve our profitability.

Our Commercial and Personal Lines segments are not dependent on a single customer or even a few customers, for which the loss of any one or more would have an adverse effect upon the insurance operations for these segments.

Although we conduct some business on a direct basis through our Chaucer segment, we market the majority of our Chaucer product offerings through insurance brokers in the Lloyd’s specialty and the U.K. motor markets, which provides access to business from clients and coverholders. We are able to attract business through our recognized capability to serve as the lead underwriter in most classes we write, particularly in classes where such lead ability is sought by clients and recognized by following markets. This requires significant underwriting and claims handling expertise in very specialized lines of business. Our competitors include large international insurance companies and other Lloyd’s managing underwriters. In the U.K. motor lines, our competitors include large U.K. personal lines insurers. Broker relationships that are ten percent or more of total Chaucer 2011 gross written premiums are with Marsh (14%) and Aon Benfield (13%).

CLAIMS MANAGEMENT

Claims management includes the receipt of initial loss notifications, generation of appropriate responses to claim reports, identification and handling of coverage issues, determination of whether further investigation is required, retention of legal representation where appropriate, establishment of case reserves, approval of loss payments and notification to reinsurers. Effective claims management is important since claim payments and LAE are our single largest expenditures and quick and fair claim settlements are important to customer and agent relations.

Commercial and Personal Lines

We utilize experienced claims adjusters, appraisers, medical specialists, managers and attorneys to manage our claims. Our U.S. property and casualty operations have field claims adjusters strategically located throughout the states in which we do business. Claims staff members work closely with the independent agents who bound the policies under which coverage is claimed.

Claims office adjusting staff is supported by general adjusters for large property and large casualty losses, by automobile and heavy equipment damage appraisers for automobile material damage losses, and by medical specialists whose principal concentration is on workers’ compensation and automobile injury cases. In addition, the claims offices are supported by staff attorneys who specialize in litigation defense and claim settlements. We have a catastrophe response team to assist policyholders impacted by severe weather events. This team mobilizes quickly to impacted regions, often in advance for a large tracked storm, to support our local claims adjusters and facilitate a timely response to resulting claims. We also maintain a special investigative unit that investigates suspected insurance fraud and abuse. We utilize claims processing technology which allows most of the smaller and more routine Personal Lines claims to be processed at centralized locations.

Chaucer

For international risks, the Chaucer claims team generally is responsible for establishing case reserves, loss and LAE cost management, exposure mitigation and litigation management. Chaucer has engaged a third party administrator to handle aviation claims and authorizes selected agencies to manage claims under risks which they have bound on Chaucer’s behalf.

For claims under our direct claims team management, where Chaucer is the lead syndicate or designated claims manager, our appointed claims adjusters work with the broker representing the insured. This may involve appointing attorneys, loss adjusters or other third party experts. Where Chaucer is not the lead underwriter or designated claims manager, the lead underwriter and designated claims manager together establish case reserves in conjunction with professional third party adjusters, and then advise all other syndicates participating on the risk of the loss reserve requirements. In such cases, the Chaucer claims team review material claims and developments. Chaucer also engages automobile body and repair shops to assist in managing claims for its U.K. motor business.

CATASTROPHES

We are subject to claims arising out of catastrophes, which historically have had a significant impact on our results of operations and financial condition. Coverage for such events is a core part of our business and we expect to experience catastrophe losses in the future, which could have a material adverse impact on us. Catastrophes can be caused by various events, including snow, ice storm, hurricane, earthquake, tornado, wind, hail, flood, terrorism, fire, explosion, or other extraordinary events. The incidence and severity of catastrophes are inherently unpredictable.

Commercial and Personal Lines

We endeavor to manage our catastrophe risks through underwriting procedures, including the use of deductibles and specific exclusions for floods and earthquakes, subject to regulatory restrictions, and through geographic exposure management and reinsurance. The catastrophe reinsurance program is structured to protect us on a per-occurrence basis. We monitor geographic location and coverage concentrations in order to manage corporate exposure to catastrophic events. Although catastrophes can cause losses in a variety of property and casualty lines, homeowners and commercial multiple peril property coverages have, in the past, generated the majority of catastrophe-related claims.

Chaucer

Individual commercial and industrial risks within our property, marine and aviation, and energy lines include protection against natural or man-made catastrophes worldwide. We accept these risks on direct, facultative and proportional and excess of loss treaty bases. Such risks are managed through limiting the proportion of any individual risk or class of risk we assume, managing geographic concentration and through the purchase of reinsurance.

We purchase reinsurance to limit our exposure to individual risks and catastrophic events. This includes facultative reinsurance, to limit the exposure on a specified risk; specific excess and proportional treaty, to limit exposure to individual contracts or risks within specified classes of business; and catastrophe excess of loss reinsurance, to limit exposure to any one event that might affect more than one individual contract.

The level of reinsurance that Chaucer purchases is dependent on a number of factors, including our underwriting risk appetite for catastrophe risk, the specific risks inherent in each line or class of business risk written and the pricing, coverage and terms and conditions available from the reinsurance market.

TERRORISM

Private sector catastrophe reinsurance is limited and generally unavailable for losses attributed to acts of terrorism, particularly those involving nuclear, biological, chemical and/or radiological events. As a result, our primary reinsurance protection against large-scale terrorist attacks in the U.S. is presently provided through a Federal program that provides compensation for insured losses resulting from acts of terrorism. Additionally, certain terrorism-related risks embedded in our Commercial and Personal Lines are covered under the existing Catastrophe, Property per Risk and Casualty Excess of Loss corporate reinsurance treaties (see “Reinsurance” on pages 17 to 20 of this Form 10-K).

The Terrorism Risk Insurance Act of 2002 established the Terrorism Risk Insurance Program (the "U.S. Program"). Coverage under the U.S. Program applies to workers' compensation, commercial multiple peril and certain other Commercial Lines policies for U.S. direct written policies. The Terrorism Risk Insurance Program Reauthorization Act of 2007 ("TRIPRA") extended the U.S. Program through December 31, 2014.

As required by the current U.S. Program, we offer policyholders in specific lines of insurance the option to elect terrorism coverage. In order for a loss to be covered under the U.S. Program, the loss must meet aggregate industry loss minimums and must be the result of an act of terrorism as certified by the Secretary of the Treasury. The current U.S. Program requires us to retain 15% of any claims from a certified terrorist event in excess of our federally mandated deductible. Our deductible represents 20% of direct earned premium for the covered lines of business of the prior year. In 2011, the deductible was $204.1 million, which represents 11.7% of year-end 2010 statutory policyholder surplus of our U.S. domestic insurers, and is estimated to be $273.9 million in 2012, representing 17.3% of 2011 year-end statutory policyholder surplus. We legally may reinsure our retention and deductible under the U.S Program, although at this time, we have not purchased additional specific terrorism-only reinsurance coverage.

Given the unpredictable nature of the frequency and severity of terrorism losses, future losses from acts of terrorism could be material to our operating results, financial position, and/or liquidity. We attempt to manage our exposures on an individual line of business basis and in the aggregate by zip code.

Additionally, our Chaucer segment’s direct written U.S. policies are also covered under the provisions of TRIPRA, where the deductible is estimated to be $0.5 million in 2011. For our nuclear energy business, most of our liability coverage sub-limits do not exclude strict liability under the nuclear conventions for terrorism. Where our policies protect nuclear properties from terrorism, we restrict the coverage provided to a maximum of 50% of full policy limits.

REGULATION

Commercial and Personal Lines

Our U.S. property and casualty insurance subsidiaries are subject to extensive regulation in the various states in which they transact business and are supervised by the individual state insurance departments. Numerous aspects of our business are subject to regulation, including premium rates, mandatory covered risks, limitations on the ability to non-renew or reject business, prohibited exclusions, licensing of agents, investments, restrictions on the size of risks that may be insured under a single policy, reserves and provisions for unearned premiums, losses and other obligations, deposits of securities for the benefit of policyholders, policy forms and coverages, advertising, and other conduct, including restrictions on the use of credit information and other factors in underwriting, as well as other underwriting and claims practices. States also regulate various aspects of the contractual relationships between insurers and independent agents.

In addition, as a condition to writing business in certain states, insurers are required to participate in various pools or risk sharing mechanisms or to accept certain classes of risk, regardless of whether such risks meet its underwriting requirements for voluntary business. Some states also limit or impose restrictions on the ability of an insurer to withdraw from certain classes of business. For example, Massachusetts, New Jersey, New York, Louisiana and Florida each impose material restrictions on a company’s ability to materially reduce its exposures or to withdraw from certain lines of business in their respective states. The state insurance departments can impose significant charges on an insurer in connection with a market withdrawal or refuse to approve withdrawal plans on the grounds that they could lead to market disruption. Laws and regulations that limit cancellation and non-renewal of policies or that subject withdrawal plans to prior approval requirements may significantly restrict our ability to exit unprofitable markets.

Over the past several years, other state-sponsored insurers, reinsurers or involuntary pools have increased significantly, particularly those states which have Atlantic or Gulf Coast storm exposures. As a result, the potential assessment exposure of insurers doing business in such states and the attendant collection risks have increased, particularly, in our case, in the states of Massachusetts, Louisiana and Florida. Such actions and related regulatory restrictions may limit our ability to reduce our potential exposure to hurricane-related losses.

The insurance laws of many states subject property and casualty insurers doing business in those states to statutory property and casualty guaranty fund assessments. The purpose of this guaranty fund is to protect policyholders by requiring that solvent property and casualty insurers pay insurance claims of insolvent insurers. These guaranty associations generally pay these claims by assessing solvent insurers proportionately based on the insurer’s share of voluntary written premium in the state. While most guaranty associations provide for recovery of assessments through subsequent rate increases, surcharges or premium tax credits, there is no assurance that insurers will ultimately recover these assessments, which could be material, particularly following a large catastrophe or in markets which become disrupted.

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

Chaucer

Our Chaucer segment is regulated by the Financial Services Authority ("FSA"), which has responsibility for the financial services industry, including insurers, insurance intermediaries and Lloyd's in the U.K., and is also supervised by the Council of Lloyd’s, which is the franchisor for all Lloyd’s operations.

The FSA is an independent non-governmental body, given statutory powers by the Financial Services and Markets Act 2000 (“FSMA”). The FSA has wide ranging powers in relation to rule-making, investigation and enforcement to enable it to meet its statutory objectives of promoting financial stability, efficient, orderly and fair markets and fair treatment of retail consumers.

From late 2012 and following amendments to the FSMA, the Prudential Regulatory Authority (“PRA”) and the Financial Conduct Authority (“FCA”) will replace the FSA. The PRA will be responsible for the prudential supervision of, among other financial institutions, insurers, with a particular focus on financial stability. The FCA will focus on conduct of business issues, with a particular focus on consumer protection. The respective tools of the PRA, FCA, and Lloyd’s remain to be determined under the new regulatory regime.

The FSA and Council of Lloyd's have common objectives in ensuring the appropriate regulation of the Lloyd's market and, to minimize duplication, the FSA has arrangements with Lloyd's for co-operation on supervision and enforcement. The Council of Lloyd’s, which has FSA authorization, has responsibility under the Lloyd’s Act 1982 (“the Lloyd’s Act”) for the implementation of certain FSA prescribed rules relating to the operation of the Lloyd’s market. Lloyd’s prescribes, in respect of its managing agents and corporate members, certain minimum standards relating to their management and control, solvency and various other requirements. The FSA directly monitors the compliance of Lloyd’s managing agents with the systems and controls that Lloyd’s prescribes.

The Council of Lloyd’s has wide discretionary powers to regulate Lloyd’s underwriting. For example, it may change the basis of allocation for syndicate expenses or the capital requirements for syndicate participations. Exercising any of these powers might affect the return on an investment of the corporate member in a given underwriting year. In addition, the annual business plans of each syndicate are subject to the review and approval of the Lloyd’s Franchise Board, which is responsible for business planning and monitoring for all syndicates.

We participate in the Lloyd’s market through our ownership of CSL, a managing agent with responsibility for the management of Syndicates 1084 and 1176, for which we provide capital to support their underwriting activities. Our membership in Lloyd’s requires us to comply with its bylaws and regulations, the Lloyd’s Act and the applicable provisions of the Financial Services and Markets Act. These include the requirement to provide capital (referred to as "Funds at Lloyd's”) in the form of cash, securities or letters of credit in an amount agreed with by Lloyd’s under the capital setting regime of the FSA. The completion of an annual capital adequacy exercise enables each corporate member to calculate the capital required. These requirements allow Lloyd's to evaluate whether each corporate member has sufficient assets to meet its underwriting liabilities plus a required solvency margin.

If a corporate member of Lloyd's is unable to meets its policyholder obligations, such obligations may be payable by the Lloyd's Central Fund, which acts like a state guaranty fund in the U.S. If Lloyd's determines that the Central Fund needs to be increased, it has the power to assess premium levies on all current Lloyd's members. The Council of Lloyd's has discretion to call or assess up to 3% of a member's underwriting capacity in any one year as a Central Fund contribution.

Solvency II

In 2009, the European Union (“E.U.”) adopted a directive covering capital requirements, risk management and regulatory reporting for insurance organizations. The directive, known as Solvency II, imposes economic risk based solvency requirements across all E.U. member states that comprise three pillars. First, there are quantitative capital requirements, based on a valuation of the entire balance sheet of an insurance organization. Second, Solvency II requires insurance organizations to undertake a qualitative regulatory review, including governance, internal controls, enterprise risk management and the supervisory review process. Third, to enhance market discipline, insurance organizations must report their financial conditions to regulators.

Under current proposals, the implementation of Solvency II for E.U. Member States must be completed by January 1, 2013, at which date the powers and responsibilities of supervisors and the European Insurance and Occupational Pensions Authority are due to come into effect, and it is anticipated that the requirements for firms will take effect on January 1, 2014. According to the FSA publications, there is still uncertainty as to whether all of the rules giving effect to Solvency II will take effect on January 1, 2014 or whether some rules will have transitional arrangements. It is also possible that some rules, such as those governing reporting requirements, will come into force before 2014.

Chaucer is currently working to ensure compliance with the requirements in accordance with the timetable set out by Lloyd’s. Lloyd’s and the FSA are currently defining transition arrangements, some of which are expected to be effective for the Lloyd’s capital setting process in November 2012.

Other

In addition to the U.K. and European regulations, our Chaucer segment is subject to regulation in the U.S through the Lloyd’s market. The Lloyd’s market has licenses to engage in insurance business in Illinois, Kentucky and the U.S. Virgin Islands and operates as an eligible excess and surplus lines insurer in all other states and territories. Lloyd’s is also an accredited reinsurer in all states and territories. Lloyd’s maintains various trust funds in the state of New York to protect its U.S. business and is subject to regulation by the New York Insurance Department, which acts as the domiciliary department for Lloyd’s U.S. trust funds. There are also deposit trust funds in other U.S. states to support Lloyd’s excess and surplus lines insurance and reinsurance business.

See also to Note 17 — “Commitments and Contingencies” on pages 127 and 128 of the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K.

INVOLUNTARY RESIDUAL MARKETS

As a condition of our license to write business in various domestic states and international jurisdictions, we are required to participate in mandatory property and casualty residual market mechanisms which provide various insurance coverages where such coverage may not otherwise be available at rates deemed reasonable. Such mechanisms provide coverage primarily for personal and commercial property, personal and commercial automobile, and workers' compensation, and include assigned risk plans, reinsurance facilities and involuntary pools, joint underwriting associations, fair access to insurance requirements ("FAIR") plans, and commercial automobile insurance plans.

For example, since most states compel the purchase of a minimal level of automobile liability insurance, states have developed shared market mechanisms to provide the required coverages and in many cases, optional coverages, to those drivers who, because of their driving records or other factors, cannot find insurers who will insure them voluntarily. Also, FAIR plans and other similar property insurance shared market mechanisms increase the availability of property insurance in circumstances where homeowners are unable to obtain insurance at rates deemed reasonable, such as in coastal areas or in areas subject to other hazards. Licensed insurers writing business in such states are often required to pay assessments to cover reserve deficiencies generated by such plans.

With respect to FAIR plans and other similar property insurance shared market mechanisms that have experienced increased exposures in recent years due to the growing residual market for coastal property, it is difficult to accurately estimate our potential financial exposure for future events. Assessments following a large coastal event, particularly affecting Louisiana, Massachusetts, Florida, New York or New Jersey, could be material to our results of operations. Our participation in such shared markets or pooling mechanisms is generally proportional to our direct writings for the type of coverage written by the specific pooling mechanism in the applicable state or other jurisdiction. For example, we are subject to mandatory participation in the Michigan Assigned Claims ("MAC") facility. MAC is an assigned claim plan covering people injured in uninsured motor vehicle accidents. Our participation in the MAC facility is based on our share of personal and commercial automobile direct written premium in the state and resulted in underwriting losses of $11.1 million,

$10.1 million and $10.1 million in 2011, 2010 and 2009, respectively. Additionally, Chaucer’s U.K. motor line is subject to similar mandatory assessments from the U.K. Motor Insurance Bureau (“MIB”) although in 2011, these assessments were not significant to our results of operations. Included in other expenses in 2011 was a $4.3 million charge related to a write-off of our equity interest in the accumulated surplus of the North Carolina Beach Plan (“NCBP”), a mandatory reinsurance facility, as a result of state legislation intended to reform the funding mechanism of the NCBP. In addition, underwriting results in 2009 included $9.4 million of favorable development from the runoff of the Massachusetts Commonwealth Automobile Reinsurers (“CAR”). Other than MAC, CAR and NCBP there were no other mandatory residual market mechanisms that were significant to our 2011, 2010 or 2009 results of operations.

RESERVE FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

Reference is made to “Segment Results – Reserve for Losses and Loss Adjustment Expenses” on pages 49 to 58 of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

For our Commercial Lines, Personal Lines and Other Property and Casualty segments, the following table reconciles reserves determined in accordance with accounting principles and practices prescribed or permitted by U.S. insurance statutory authorities (“Statutory”) to reserves determined in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The primary difference between the following Statutory reserves and our GAAP reserves is the requirement, on a GAAP basis, to present reinsurance recoverables as an asset, whereas Statutory guidance provides that reserves are reflected net of the corresponding reinsurance recoverables. We do not use discounting techniques in establishing GAAP reserves for losses and LAE, nor have we participated in any loss portfolio transfers or other similar transactions.

DECEMBER 31	2011	2010	2009
(in millions)
Statutory reserve for losses and LAE	$2,350.7	$2,285.3	$2,218.3
GAAP adjustments:
Chaucer (includes reinsurance recoverables of $733.3)	2,332.8	—	—
Reinsurance recoverables on unpaid losses	1,198.5	1,115.5	1,060.2
Reserves for discontinued operations	(124.6)	(125.1)	(127.5)
Other	2.9	2.0	2.9

GAAP reserve for losses and LAE	$5,760.3	$3,277.7	$3,153.9

Reserves for discontinued operations are included in liabilities of discontinued operations for GAAP and loss and loss adjustment expenses for Statutory reporting. Reserves for our Chaucer segment, as indicated above, are determined in accordance with GAAP; however, there is no Statutory reporting equivalent applicable to this business.

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE RESERVE DEVELOPMENT

The following table sets forth the development of our GAAP reserves (net of reinsurance recoverables) for unpaid losses and LAE from 2001 through 2011. This table includes our Chaucer segment GAAP reserves beginning December 31, 2011.

DECEMBER 31	2011	2010	2009	2008	2007	2006	2005	2004	2003	2002	2001
(in millions)
Net reserve for losses and LAE(1)	$3,828.5	$2,162.2	$2,093.7	$2,214.9	$2,227.2	$2,276.5	$2,354.1	$2,166.3	$2,087.0	$2,093.8	$2,074.9
Cumulative amount paid as of(2):
One year later		840.7	738.6	788.5	711.1	689.9	729.5	622.0	658.3	784.5	763.6
Two years later			1,120.3	1,126.8	1,050.5	1,061.8	1,121.9	967.0	995.4	1,131.7	1,213.6
Three years later				1,362.8	1,222.7	1,268.4	1,368.3	1,175.4	1,217.1	1,339.5	1,423.9
Four years later					1,346.8	1,364.7	1,499.6	1,312.9	1,351.6	1,478.9	1,551.5
Five years later						1,438.8	1,555.7	1,384.4	1,436.5	1,566.8	1,636.9
Six years later							1,606.3	1,416.2	1,486.5	1,629.3	1,696.3
Seven years later								1,456.3	1,508.9	1,668.9	1,742.3
Eight years later									1,544.4	1,685.7	1,773.6
Nine years later										1,717.4	1,785.8
Ten years later											1,813.9
Net reserve re-estimated as of(3):
End of year	3,828.5	2,162.2	2,093.7	2,214.9	2,227.2	2,276.5	2,354.1	2,166.3	2,087.0	2,093.8	2,074.9
One year later		2,094.4	1,982.6	2,059.6	2,075.6	2,140.1	2,274.1	2,086.8	2,072.5	2,134.2	2,081.3
Two years later			1,916.4	1,973.3	1,865.7	2,011.0	2,158.8	1,994.4	2,025.5	2,125.3	2,140.5
Three years later				1,930.8	1,793.7	1,852.7	2,075.0	1,904.4	1,979.6	2,103.9	2,142.3
Four years later					1,770.6	1,810.9	1,965.3	1,858.0	1,925.4	2,084.0	2,139.6
Five years later						1,793.9	1,936.4	1,780.8	1,904.2	2,051.6	2,139.7
Six years later							1,922.4	1,761.2	1,836.2	2,044.9	2,121.2
Seven years later								1,749.0	1,823.3	1,988.9	2,118.6
Eight years later									1,809.9	1,978.0	2,068.9
Nine years later										1,964.9	2,061.4
Ten years later											2,042.1
Cumulative net redundancy (deficiency) (4)	$—	$67.8	$177.3	$284.1	$456.6	$482.6	$431.7	$417.3	$277.1	$128.9	$32.8

Gross reserve for losses and LAE	$5,760.3	$3,277.7	$3,153.9	$3,203.1	$3,167.7	$3,166.0	$3,461.7	$3,073.4	$3,027.0	$2,971.7	$2,939.5
Reinsurance recoverables	1,931.8	1,115.5	1,060.2	988.2	940.5	889.5	1,107.6	907.1	940.0	877.9	864.6

Net liability	3,828.5	2,162.2	2,093.7	2,214.9	2,227.2	2,276.5	2,345.1	2,166.3	2,087.0	2,093.8	2,074.9

Re-estimated gross reserve for losses and LAE		3,272.1	3,119.9	3,127.6	2,955.1	2,960.1	3,351.1	2,978.5	3,040.5	3,265.5	3,355.3
Re-estimated reinsurance recoverables		1,177.7	1,203.5	1,196.8	1,184.5	1,166.2	1,428.7	1,229.5	1,230.6	1,300.6	1,313.2

Re-estimated net liability		2,094.4	1,916.4	1,930.8	1,770.6	1,793.9	1,922.4	1,749.0	1,809.9	1,964.9	2,042.1

Cumulative gross redundancy (deficiency)	$—	$5.6	$34.0	$75.5	$212.6	$205.9	$110.6	$94.9	$(13.5)	$(293.8)	$(415.8)

(1)	Sets forth the estimated net liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years; represents the estimated amount of net losses and LAE for claims arising in the current and all prior years that are unpaid at the balance sheet date, including incurred but not reported (“IBNR”) reserves.

(2)	Cumulative loss and LAE payments made in succeeding years for losses incurred prior to the balance sheet date.

(3)	Re-estimated amount of the previously recorded liability based on experience for each succeeding year; increased or decreased as payments are made and more information becomes known about the severity of remaining unpaid claims.

(4)	Cumulative redundancy or deficiency at December 31, 2011 of the net and gross reserve amounts shown in the corresponding column. A redundancy in reserves means the reserves established in prior years exceeded actual losses and LAE or were re-evaluated at less than the original reserved amount. A deficiency in reserves means the reserves established in prior years were less than actual losses and LAE or were re-evaluated at more than the original reserved amount.

REINSURANCE

Reinsurance Program Overview

We maintain ceded reinsurance programs designed to protect against large or unusual loss and LAE activity. We utilize a variety of reinsurance agreements, which are intended to control our individual policy and aggregate exposure to large property and casualty losses, stabilize earnings and protect capital resources. These programs include facultative reinsurance (to limit exposure on a specified contract); specific excess and proportional treaty reinsurance (to limit exposure on individual contracts or risks within specified classes of business); and catastrophe excess of loss reinsurance (to limit exposure to any one event that might impact more than one individual contract). Catastrophe reinsurance protects us, as the ceding insurer, from significant losses arising from a single event such as snow, ice storm, hurricane, earthquake, tornado, wind, hail, terrorism, fire, explosion, or other extraordinary events. We determine the appropriate amount of reinsurance based upon our evaluation of the risks insured, exposure analyses prepared by consultants and on market conditions, including the availability and pricing of reinsurance.

We cede to reinsurers a portion of our risk based upon insurance policies subject to such reinsurance. Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to us. We believe that the terms of our reinsurance contracts are consistent with industry practice in that they contain standard terms with respect to lines of business covered, limit and retention, arbitration and occurrence. We believe our reinsurers are financially sound, based upon our ongoing review of their financial statements, financial strength ratings assigned to them by rating agencies, their reputations in the reinsurance marketplace, our collections history, advice from third parties, and the analysis and guidance of our reinsurance advisors.

Although we exclude coverage of nuclear, chemical or biological events from the Personal Lines and Commercial Lines policies we write in the U.S., we are statutorily required to provide this coverage in our workers' compensation policies. We have reinsurance coverage under our casualty reinsurance treaty of approximately $10 million for losses that result from nuclear, chemical or biological events and approximately $45 million for terrorism losses excluding those that result from nuclear, chemical or biological events. All other U.S.—based exposure or treaties exclude such coverage. Further, under TRIPRA, our retention of U.S. domestic losses in 2012 from such events, if deemed certified terrorist events, was limited to 15% of losses in excess of an approximate $273 million deductible, up to a combined annual aggregate limit for the federal government and all insurers of $100 billion. Such events could be material to our financial position or results of operations. See “Terrorism” on pages 11 and 12 of this Form 10-K.

Reference is made to Note 15 — “Reinsurance” on page 125 of the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K. Reference is also made to "Involuntary Residual Markets" on pages 14 and 15 of this Form 10-K.

Our 2012 reinsurance program for our Commercial Lines and Personal Lines segments is substantially consistent with our 2011 program. The following discussion summarizes both our 2011 and 2012 reinsurance programs for our Commercial Lines and Personal Lines segments (excluding coverage available under the U.S. federal terrorism program which is described under “Terrorism” above), but does not purport to be a complete description of the program or the various restrictions or limitations which may apply:

•

For 2011, our Commercial Lines and Personal Lines segments were primarily protected by a property catastrophe occurrence treaty, a property per risk excess of loss treaty, as well as a casualty excess of loss treaty, with retentions of $150 million, $2 million, and $2 million, respectively. For 2012, the property catastrophe occurrence treaty retention was increased to $200 million, with no change in retention for either the property per risk excess of loss or casualty excess of loss treaties.

•

The property catastrophe occurrence treaty provides coverage, on an occurrence basis, up to $700 million (up to $1 billion in the Northeast), less a $150 million retention for 2011, with co-participation of 43% in the $150 million to $250 million layer, and a $200 million retention for 2012, with no co-participation, for all defined perils. For 2011 and 2012, the property per risk excess of loss treaty provides coverage, on a per risk basis, up to $100 million, less a $2 million retention, with no co-participation for 2011, and with co-participations for 2012 ranging from 6% to 28.5% for reinsurance placed in the $2 million to $5 million layer.

•

For 2011 and 2012, the casualty excess of loss treaty provides coverage, on a per occurrence basis for each loss, up to $30 million and $50 million, respectively, less a $2 million retention, with co-participation of 25% in the $2 million to $5 million layer. For both years, umbrella lines share coverage with casualty lines at the $2 million to $10 million layer, with the maximum umbrella limit of $5 million subject to the casualty treaty. There is also separate umbrella only coverage that provides protection for the $5 million to $20 million layer.

•

For 2011, Commercial Lines segments are further protected by excess of loss treaty agreements for specific lines of business such as surety and fidelity liability, professional liability, management liability and healthcare liability. A surety and fidelity bond excess of loss treaty provides coverage, on a per principal basis, up to $35 million, less a $5 million retention, with co-participations ranging from 10% to 15% for individual layers placed within the treaty. A professional liability treaty provides coverage up to $10 million, less a $1 million retention on a per insured, each and every claim basis, with a 10% co-participation. A management liability treaty provides coverage up to $5 million, less a $1 million retention on a per insured, each and every claim basis, with a 10% co-participation. For 2012, professional liability and management liability risks are covered in a common treaty up to $10 million, less a $1 million retention, with a 10% co-participation.

•

In addition to certain layers of coverage from our Commercial and Personal Lines segment reinsurance program as described above, the Commercial Lines AIX program business also includes surplus share, quota share, excess of loss, facultative and other forms of reinsurance that cover the writings from AIX specialty and proprietary programs for both 2011 and 2012. There are approximately 40 different AIX programs and the reinsurance structure is customized to fit the exposure profile for each program.

Our intention is to renew the surety and fidelity bond treaty, property per risk excess of loss treaty, and the $700 million to $1 billion layer of the Northeast property catastrophe occurrence treaty in July 2012 with the same or similar terms and conditions, but there can be no assurance that we will be able to maintain our current levels of reinsurance, pricing and terms and conditions.

For our Chaucer segment, the 2012 reinsurance program is substantially consistent with its 2011 program and contains a combination of reinsurance treaties that either provide coverage across several lines or are specific to individual lines of business or classes of business within certain lines. Generally, for each line or class of Chaucer’s business, there are a variety of proportional, excess of loss, facultative and other treaty forms, which work in conjunction to provide coverage limits.

Our Chaucer segment also has a capital provision reinsurance treaty with Flagstone Re. The purpose of the treaty is to provide additional gross underwriting capacity to Syndicate 1084 for both 2011 and 2012 of $160 million. The terms of this agreement provide for fixed cessions of the overall account written by Syndicate 1084. This treaty has been renewed for the 2012 treaty year with a 12.0% share. The shares for the 2011, 2010, and 2009 treaty years were 12.0%, 11.6% and 8.0%, respectively.

The Chaucer programs described below are substantially in place as of February 1, 2012 and we expect to implement throughout the year any remaining parts of the program as described; however, there can be no assurances that we will be successful in placing reinsurance for each line as planned. The following discussion summarizes both our 2011 and 2012 reinsurance programs for our Chaucer segment, but does not purport to be a complete description of the program or the various restrictions or limitations which may apply.

For the property lines, we purchase proportional and non-proportional reinsurance which is intended to provide sufficient underwriting capacity to effectively conduct business in the Lloyd’s market and to protect against frequency and severity of losses.

•

For 2011 and 2012, our direct property catastrophe occurrence reinsurance provides coverage up to approximately $69 million and $64 million less retentions of approximately $17 million and $13 million, respectively.

•

For 2011 and 2012, the assumed property catastrophe occurrence reinsurance for selected international territories provides coverage up to approximately $98 million and $102 million, less retentions of approximately $21 million and $17 million, respectively. For 2011 and 2012, the assumed property catastrophe occurrence reinsurance for the United States and the Caribbean provides coverage up to approximately $98 million and $119 million, less retentions of approximately $21 million and $25 million, respectively.

•

For 2011 and 2012, the direct property per risk excess of loss reinsurance provides coverage up to approximately $17 million, less a retention of approximately $4 million for both years. Additionally, for 2011 and 2012, there was an annual aggregate deductible of approximately $3 million and $4 million, respectively.

For the energy, marine and aviation lines, we purchase reinsurance to manage the effect of a major loss or series of losses.

•

For 2011 and 2012, the nuclear energy lines occurrence reinsurance provides coverage up to approximately $158 million and $155 million, less retentions of approximately $53 million and $52 million, respectively.

•

For 2011 and 2012, the non-nuclear energy lines occurrence reinsurance provides coverage up to approximately $167 million and $118 million, respectively, less retentions of approximately $17 million and $12 million, respectively.

•

For 2011 and 2012, the marine lines excess of loss reinsurance provides coverage, on a per occurrence basis, up to approximately $67 million and $50 million, respectively, less a retention of approximately $4 million for both years.

•	For 2011 and 2012, the aviation lines reinsurance provides coverage, on a per occurrence basis, up to approximately $42 million, less a retention of approximately $2 million for both years.

The U.K. motor line has protection from a reinsurance program placed on a losses occurring basis, which is unlimited in excess of $1.3 million, both in terms of the amount and the number of losses sustained. For 2011 and 2012, there is co-participation on the $1.3 million to $2.6 million layer of 50% and 30% for each year, respectively.

Reinsurance Recoverables

Other than our investment portfolio, our single largest asset class is our reinsurance receivables, which consist of our estimate of amounts recoverable from reinsurers with respect to losses incurred to date (including losses incurred but not reported) and unearned premiums, net of amounts estimated to be uncollectible. Our estimate depends upon a number of factors, including our estimate of the amount of reserves attributable to business written in various lines and in various years. This estimate is expected to be revised at each reporting period and such revisions, which could be material, affect our results of operations and financial position. Reinsurance recoverables include amounts due from both United States and state mandatory reinsurance or other risk sharing mechanisms, and private reinsurers to whom we have voluntarily ceded business.

We are subject to concentration of risk with respect to reinsurance ceded to various mandatory residual markets, facilities and pooling mechanisms. As a condition to conduct business in various states, we are required to participate in residual market mechanisms, facilities and pooling arrangements which provide insurance coverages to individuals or other entities that are otherwise unable to purchase such coverage voluntarily or at rates deemed reasonable. These market mechanisms, facilities and pooling arrangements comprise $858.8 million of our total reinsurance recoverables on paid and unpaid losses and unearned premiums at December 31, 2011 and include, among others, the Michigan Catastrophic Claims Association ("MCCA"). Funding for MCCA comes from assessments against automobile insurers based upon their share of insured automobiles in the state. Insurers are allowed to pass along this cost to Michigan automobile policyholders. Reinsurance recoverables related to MCCA were $816.7 million and $752.5 million at December 31, 2011 and 2010, respectively. Because the MCCA is supported by assessments permitted by statute, and there have been no significant uncollectible balances from MCCA identified during the three years ending December 31, 2011, we believe that we have no significant exposure to uncollectible reinsurance balances from this entity.

In addition to the reinsurance ceded to various residual market mechanisms, facilities and pooling arrangements and our capital provision reinsurance treaty with Flagstone Re, as described below, we have $1,212.7 million of reinsurance assets due from traditional reinsurers. These amounts are due principally from highly-rated reinsurers, defined as rated A- or higher by A.M. Best Rating Agency or other equivalent rating. The following table displays balances recoverable from our ten largest reinsurance groups at December 31, 2011, along with the group’s rating from the indicated rating agency. The contractual obligations under reinsurance agreements are typically with individual subsidiaries of the group or syndicates at Lloyd’s and are not typically guaranteed by other group members or syndicates at Lloyd’s. Reinsurance recoverables are comprised of paid losses recoverable, outstanding losses recoverable, incurred but not reported losses recoverable, and ceded unearned premium.

Reinsurers	A.M. Best Rating	Reinsurance Recoverable
(in millions)
Lloyd’s Syndicates	A	$185.1
Munich Reinsurance Companies	A+	142.5
Partner Re Ltd. Companies	A+	111.9
HDI Group	A	101.4
Transatlantic Holdings Inc. Group	A	68.5
Axis Capital Holdings Inc.	A	41.0
Swiss Re Ltd.	A+	37.6
Toa Reinsurance Company Ltd.	A+	35.6
Aspen Insurance Holdings Ltd.	A	32.9
Everest Re Group Ltd.	A+	31.1

Subtotal		787.6
All other reinsurers		425.1
Residual markets, facilities and pooling arrangements		858.8
Flagstone Re (capital provision reinsurance)		190.7

Total		$2,262.2

Reinsurance recoverable balances in the table above are shown before consideration of balances owed to reinsurers and any potential rights of offset, including collateral held by us and, are net of an allowance for uncollectible recoverables. Reinsurance treaties are generally purchased on an annual basis. Treaties typically contain provisions that allow us to demand that a reinsurer post letters of credit or assets as security if a reinsurer is an unauthorized reinsurer under applicable regulations or if its rating falls below a predetermined contractual level. In regards to reinsurance recoverables due from Lloyd’s Syndicates, as part of the Lloyd’s “chain of security” afforded to all of its policyholders, recourse is available to the Lloyd’s Central Fund in the event of the failure of an individual syndicate and its capital providers. In accordance with the terms of our capital provision reinsurance treaty, Flagstone Re is obligated to provide Funds at Lloyd’s in order to support its interest in the agreement and is subject to offsetting funds withheld balances with Chaucer. As a result, in the event of a default, we have access to collateral to pay losses reinsured by Flagstone Re, including losses incurred in the future under the capital provision reinsurance treaty described above.

Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, ceded reinsurance arrangements do not eliminate our obligation to pay claims to our policyholders. Accordingly, we bear credit risk with respect to our reinsurers. Specifically, our reinsurers may not pay claims made by us on a timely basis, or they may not pay some or all of these claims. In addition, from time to time insurers and reinsurers may disagree on the scope of the reinsurance or on the underlying insured risks. Any of these events would increase our costs and could have a material adverse effect on our business.

We have established a reserve for uncollectible reinsurance of $16.4 million and $2.3 million, as of December 31, 2011 and 2010, respectively, which was determined by considering reinsurer specific default risk on paid and unpaid recoverables as indicated by their financial strength ratings, any current risk of dispute on paid recoverables, our collection experience and the development of our ceded loss reserves. The reserve for uncollectible reinsurance related to our Personal and Commercial Lines segments was $2.3 million as of December 31, 2011 and 2010, respectively, while the Chaucer segment reserve for uncollectible reinsurance was $14.1 million as of December 31, 2011. There have been no significant balances determined to be uncollectible, and thus no significant charges recorded during 2011 and 2010 for uncollectible reinsurance recoverables.

Our exposure to credit risk from any one reinsurer is managed through diversification by reinsuring with a number of different reinsurers, principally in the United States and European reinsurance markets. When reinsurance for our Commercial and Personal Lines segments is placed, our standards of acceptability generally require that a reinsurer must have a minimum policyholder surplus of $500 million, a rating from A.M. Best and/or S&P of “A” or better, or an equivalent financial strength if not rated. Similarly, our Chaucer segment requires all reinsurers to have a rating from S&P of “A-” or better and minimum net assets of $500 million. In addition, for low rated reinsurers, certain foreign reinsurers for our United States insurance operations with the exception of reinsurers who have been granted authorized status by an insurance company's state of domicile and in certain other circumstances deemed appropriate by the Company’s security committee, reinsurers must generally provide collateral equal to 100% of estimated reinsurance recoverables. The collateral can serve to mitigate credit risk.

DISCONTINUED OPERATIONS

Our discontinued operations are segregated into three components: Discontinued First Allmerica Financial Life Insurance Company (“FAFLIC”) Business, Discontinued Operations of our Variable Life Insurance and Annuity Business, and Discontinued Accident and Health Business.

FAFLIC, our former life insurance company, was sold on January 2, 2009, and our Variable Life Insurance and Annuity business was sold in 2005. Results from the Discontinued FAFLIC Business and Discontinued Operations of our Variable Life Insurance and Annuity Business primarily reflect recoveries or expenses related to our indemnification obligations arising out of these sales.

Our Discontinued Accident and Health Business includes interests in approximately 26 accident and health reinsurance pools and arrangements that were retained in the sale of FAFLIC and assumed by Hanover Insurance. We ceased writing new premiums in this business in 1999, subject to certain contractual obligations. The reinsurance pool business consists primarily of direct and assumed medical stop loss, the medical and disability portions of workers’ compensation risks, small group managed care, long-term disability and long-term care pools, student accident and special risk business. This business includes residual health insurance policies. Our total reserves for the assumed accident and health business were $127.7 million at December 31, 2011. The total amount recoverable from third party reinsurers was $4.1 million at December 31, 2011. Total net reserves were $123.6 million at December 31, 2011. We will continue to account for this business as Discontinued Operations. Assets and liabilities related to our Discontinued Accident and Health Business are reflected as assets and liabilities of discontinued operations.

Loss estimates associated with substantially all of the Discontinued Accident and Health Business are provided by managers of each pool. We adopt reserve estimates for this business that considers this information, expected returns on assets assigned to this business and other facts. We update these reserves as new information becomes available and further events occur that may affect the ultimate resolution of unsettled claims. We believe that the reserves recorded related to this business are adequate. However, since reserve and loss cost estimates related to our Discontinued Accident and Health Business are dependent on several assumptions, including, but not limited to, future health care costs, persistency of medical care inflation, investment performance, claims, particularly in the long-term care business, morbidity and mortality assumptions, and these assumptions can be impacted by technical developments and advancements in the medical field and other factors, there can be no assurance that the reserves established for this business will prove sufficient. Revisions to these reserves could have a material adverse effect on our results of operations for a particular quarterly or annual period or on our financial position.

Our discontinued operations, in total, generated a net gain of $5.2 million during 2011. Reference is made to “Discontinued Operations” on pages 65 to 66 of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

INVESTMENT PORTFOLIO

We held $7.5 billion of investment assets at December 31, 2011. Approximately 83% of our investment assets are comprised of fixed maturities, which includes both investment grade and below investment grade public and private debt securities. An additional 11% of our investment assets are comprised of cash and cash equivalents, while the remaining 6% consists of equity securities and other investments. These investments are generally of high quality and our fixed maturities are broadly diversified across sectors of the fixed income market.

Our overall investment strategy is intended to balance investment income with credit and duration risk, while maintaining sufficient liquidity and the opportunity for capital growth. The asset allocation process takes into consideration the types of business written and the level of surplus required to support different businesses and the risk return profiles of the underlying asset classes. We look to balance the goals of capital preservation, net investment income stability, liquidity and total return.

We employ two external asset managers with international market expertise to manage our non-U.S. dollar-denominated fixed maturity portfolio, totaling approximately $660 million.

The majority of our assets are invested in the fixed income markets. Through fundamental research and credit analysis, our investment professionals seek to identify a portfolio of stable income-producing higher quality U.S. government, foreign government, municipal, corporate, residential and commercial mortgage-backed securities and asset-backed securities, as well as undervalued securities in the credit markets. We have a general policy of diversifying investments both within and across major investment and industry sectors to mitigate credit and interest rate risk. We monitor the credit quality of our investments and our exposure to individual markets, borrowers, industries, sectors and, in the case of direct commercial mortgages and commercial mortgage-backed securities, property types and geographic locations.

Investments held by our insurance subsidiaries are subject to diversification requirements under state insurance laws and other regulatory requirements. The investment portfolio duration is approximately 3.9 years and is generally maintained in the range of 1.5 to 3 times the duration of our insurance liabilities. We seek to maintain sufficient liquidity to support our cash flow requirements by monitoring the cash requirements associated with our insurance and corporate liabilities, laddering the maturities within the portfolio, closely monitoring our investment durations, holding high quality liquid public securities and managing the purchases and sales of assets.

Reference is made to “Investments” on pages 59 to 64 of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

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

EMPLOYEES

We have approximately 5,100 employees, with approximately 4,400 located in the United States, and 700 internationally, almost all of whom are located in the United Kingdom, as of December 31, 2011. We believe our relations with employees are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to “Directors and Executive Officers of the Registrant” in Part III, Item 10 on pages 131 to 132 of this Form 10-K.

AVAILABLE INFORMATION

We file our annual report on Form 10-K, quarterly reports on Form 10-Q, periodic information on Form 8-K, our proxy statement, and other required information with the Securities Exchange Commission (“SEC”). Shareholders may read and copy any materials on file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Shareholders may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet website, http://www.sec.gov, which contains reports, proxy and information statements and other information with respect to our filings.

Our website address is http://www.hanover.com. We make available free of charge on or through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Additionally, our Code of Conduct is available, free of charge, on our website. The Code of Conduct applies to our directors, officers and employees, including our Chief Executive Officer, Chief Financial Officer and Controller. While we do not expect to grant waivers to our Code of Conduct, any such waivers granted to our Chief Executive Officer, Chief Financial Officer or Controller, or any amendments to our Code will be posted on our website as required by law or rules of the New York Stock Exchange. Our Corporate Governance Guidelines and the charters of our Audit Committee, Compensation Committee, Committee of Independent Directors and Nominating and Corporate Governance Committee, are available on our website. All documents are also available in print to any shareholder who requests them.

ITEM 1A–RISK FACTORS

RISK FACTORS AND FORWARD LOOKING STATEMENTS

We wish to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, our actual results and could cause our actual results to differ materially from historical results and from those expressed in any forward-looking statements made from time to time by us on the basis of our then-current expectations. When used in this Form 10-K, the words “believes”, “anticipates”, “expects”, “projections”, “outlook”, “should”, “could”, “plan”, “guidance”, “likely”, “on track to”, “targeted” and similar expressions are intended to identify forward-looking statements. The businesses in which we engage are in rapidly changing and competitive markets and involve a high degree of risk and unpredictability. Accuracy with respect to forward-looking projections is difficult.

Our results may fluctuate as a result of cyclical or non-cyclical changes in the property and casualty insurance industry.

We generate most of our total revenues and earnings through our property and casualty insurance subsidiaries, foreign and domestic. The results of companies in the property and casualty insurance industry historically have been subject to significant fluctuations and uncertainties. Our profitability could be affected significantly by the following items:

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

•

legal, regulatory and socio-economic developments, such as new theories of insured and insurer liability and related claims and extra-contractual awards such as punitive damages, and increases in the size of jury awards or changes in applicable laws and regulations (such as changes in the thresholds affecting “no fault” liability or when non-economic damages are recoverable for bodily injury claims or coverage requirements);

•	fluctuations in interest rates, inflationary pressures, default rates and other factors that affect investment returns; and

•	other general economic conditions and trends that may affect the adequacy of reserves.

The demand for property and casualty insurance can also vary significantly based on general economic conditions (either nationally or regionally and, with respect to our Chaucer segment, internationally), rising as the overall level of economic activity increases and falling as such activity decreases. Loss patterns also tend to vary inversely with local economic conditions, increasing during difficult economic times and moderating during economic upswings or periods of stability. The fluctuations in demand and competition could produce underwriting results that would have a negative impact on our results of operations and financial condition.

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

The inherent uncertainties of estimating reserves are greater for certain types of property and casualty insurance lines. These include workers’ compensation, where a longer period of time may elapse before a definitive determination of ultimate liability may be made, environmental liability, where the technological, judicial and political climates involving these types of claims are continuously evolving, and casualty coverages such as professional liability. There is also greater uncertainty in establishing reserves with respect to new business, particularly new business that is generated with respect to newly introduced product lines, such as our professional liability and healthcare lines, by newly appointed agents or in geographies where we have less experience in conducting business, such as in our Chaucer’s international liability lines, Personal Lines “growth states” and the western states in Commercial Lines. In some of these cases, there is less historical experience or knowledge and less data upon which the actuaries can rely.

Additionally, the introduction of new Commercial Lines products, including through several acquired subsidiaries, and the development of new niche and specialty lines and the introduction of new lines of business at Chaucer, presents new risks. Certain new specialty products, such as the human services program, non-profit directors and officers liability and employment practices liability policies, lawyers and other professional liability policies, healthcare lines and private company directors and officers coverage may also require a longer period of time (the so-called “tail”) to determine the ultimate liability associated with the claims and may produce more volatility in our results and less certainty in our accident year reserves.

We regularly review our reserving techniques, reinsurance and the overall adequacy of our reserves based upon, among other things:

•	our review of historical data, legislative enactments, judicial decisions, legal developments in imposition of damages, changes in political attitudes and trends in general economic conditions;

•	our review of per claim information;

•	historical loss experience of our property and casualty insurance subsidiaries and the industry as a whole; and

•	the terms of our property and casualty insurance policies.

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

Estimating losses following any major catastrophe or with respect to emerging issues is an inherently uncertain process. Factors that add to the complexity in these events include the legal and regulatory uncertainty, the complexity of factors contributing to the losses, delays in claim reporting and with respect to areas with significant property damage, the impact of “demand surge” and a slower pace of recovery resulting from the extent of damage sustained in the affected areas due, in part, to the availability and cost of resources to effect repairs. Emerging issues may involve complex coverage, liability and other costs which could significantly affect LAE. As a result, there can be no assurance that our ultimate costs associated with these events or issues will not be substantially different from current estimates (including with respect to recent catastrophe losses in Denmark, Thailand, Australia, Chile, New Zealand and Japan which have affected Chaucer, and winter, tornado and Hurricane Irene storm related losses which have affected Chaucer and our U.S. domestic operations). Investors should consider the risks and uncertainties in our business that may affect net loss and LAE reserve estimates and future performance, including the difficulties in arriving at such estimates.

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

Due to geographical concentration in our U.S. property and casualty business, changes in economic, regulatory and other conditions in the regions where we operate could have a significant negative impact on our business as a whole.

We generate a significant portion of our U.S. property and casualty insurance net premiums written and earnings in Michigan, Massachusetts and other states in the Northeast, including New Jersey and New York. For the year ended December 31, 2011, approximately 23% and 10% of our net written premium in our U.S. property and casualty business was generated in the states of Michigan and Massachusetts, respectively. Many states in which we do business impose significant rate control and residual market charges, and restrict an insurer’s ability to exit such markets. The revenues and profitability of our property and casualty insurance subsidiaries are subject to prevailing economic, regulatory, demographic and other conditions, including adverse weather in Michigan and the Northeast. Because of our geographic concentration in certain regions, our business as a whole could be significantly affected by changes in the economic, regulatory and other conditions in such areas.

Further, certain new catastrophe models assume an increase in frequency and severity of certain weather events, whether as a result of potential global warming or otherwise, and financial strength rating agencies are placing increased emphasis on capital and reinsurance adequacy for insurers with certain geographic concentrations of risk. These factors may result in insurers seeking to diversify their geographic exposure, which could result in increased regulatory restrictions in those markets where insurers seek to exit or reduce coverage, as well as an increase in competitive pressures in non-coastal markets.

Catastrophe losses could materially reduce our profitability or cash flow.

Our property and casualty insurance subsidiaries are subject to claims arising out of catastrophes that may have a significant impact on their results of operations and financial condition. We may experience catastrophe losses, which could have a material adverse impact on our business. Catastrophes can be caused by various events, including hurricanes, floods, earthquakes, tornadoes, wind, hail, fires, severe winter weather, sabotage, terrorist actions, explosions, nuclear accidents, and power outages. The frequency and severity of catastrophes are inherently unpredictable.

The extent of gross losses from a catastrophe is a function of the total amount of insured exposure in the area affected by the event and the severity of the event. The extent of net losses depends on the amount and collectability of reinsurance.

Although catastrophes can cause losses in a variety of property and casualty lines, homeowners and commercial multiple peril property insurance have, in the past, generated the vast majority of our catastrophe-related claims. Our catastrophe losses have historically been principally weather-related, particularly hurricanes, as well as snow and ice damage from winter storms. However, with the acquisition of Chaucer, we are subject to greater diversity in the types and geographic distribution of potential catastrophe losses. For example, in 2011, Chaucer incurred catastrophe losses from the earthquake and ensuing tsunami in Japan, the earthquakes in New Zealand, and flooding in Australia and Thailand.

We purchase catastrophe reinsurance as protection against catastrophe losses. Based upon an ongoing review of our reinsurers’ financial statements, financial strength ratings assigned to them by rating agencies, their reputations in the reinsurance marketplace, our collections history with them and the analysis and guidance of our reinsurance advisors, we believe that the financial condition of our reinsurers is sound. However, reinsurance is subject to credit risks, including those resulting from over-concentration of exposures within the industry. In setting our retention levels, we also consider our level of surplus and exposures, as well as the current reinsurance pricing environment. There can be no assurance that our reinsurance program will provide adequate coverage levels should we experience losses from one significant or several large catastrophes.

We cannot guarantee our ability to maintain our current level of reinsurance coverage.

Similar to insurance companies, reinsurance companies can also be adversely impacted when catastrophes occur. There can be no assurance that we will be able to maintain our current levels of reinsurance coverage. In particular, and as discussed under “Reinsurance Program Overview” in Item 1 – Business on pages 17 to 19 of this Form 10-K, not all of our 2012 reinsurance programs for the Commercial and Personal Lines and Chaucer business are fully placed. Future catastrophic events and other changes in the reinsurance marketplace, including as a result of investment losses or disruptions due to challenges in the financial markets that have occurred or could occur in the future, may adversely affect our ability to obtain such coverages, as well as adversely affect the cost of obtaining that coverage.

Additionally, the availability, scope of coverage, cost, and creditworthiness of reinsurance could continue to be adversely affected as a result of not only new catastrophes, but also terrorist attacks and the perceived risks associated with future terrorist activities, global conflicts, and the changing legal and regulatory environment (including changes which could create new insured risks).

From time to time there have been proposals to scale back U.S. federal terrorism coverage under TRIPRA. At this time, we are unable to predict the likelihood of adoption of any such proposals, what will ultimately be included in such proposals if passed, or the predictability and severity of acts of terrorism; however, any such change in TRIPRA coverage could have an adverse effect on our results of operations and financial position.

Climate change may adversely impact our results of operations.

There are concerns that the higher level of weather-related catastrophes and other losses incurred by the industry in recent years is indicative of changing weather patterns, whether as a result of changing climate (“global warming”) or otherwise, which could cause such events to persist. This would lead to higher overall losses which we may not be able to recoup, particularly in the current economic and competitive environment, and higher reinsurance costs. As noted above, certain catastrophe models assume an increase in frequency and severity of certain weather events which could result in a disproportionate impact on insurers with certain geographic concentrations of risk. This would also likely increase the risks of writing property insurance in coastal areas, particularly in jurisdictions which restrict pricing and underwriting flexibility.

In addition, climate change could have an impact on issuers in which we invest, resulting in realized and unrealized losses in future periods which could have a material adverse impact on our results of operations and/or financial position. It is not possible to foresee which, if any, issuers, industries or markets will be materially and adversely affected, nor is it possible to foresee the magnitude of such effect.

We may incur financial losses resulting from our participation in shared market mechanisms, mandatory reinsurance programs and mandatory and voluntary pooling arrangements.

In most of the jurisdictions in which we operate, our property and casualty insurance subsidiaries are required to participate in mandatory property and casualty shared market mechanisms, government-sponsored reinsurance programs or pooling arrangements. These arrangements are designed to provide various insurance coverages to individuals or other entities that otherwise are unable to purchase such coverage or to support the costs of uninsured motorist claims in a particular state or region. We cannot predict whether our participation in these shared market mechanisms or pooling arrangements will provide underwriting profits or losses to us. For the year ended December 31, 2011, we experienced an underwriting loss of $13.1 million from participation in these mechanisms and pooling arrangements, compared to an underwriting loss of $12.9 million in 2010 and an underwriting gain of $2.3 million in 2009. We may face similar or even more dramatic earnings fluctuations in the future.

Additionally, recent significant increases and expected further increases in the number of participants or insureds in state-sponsored reinsurance pools, FAIR Plans or other residual market mechanisms, particularly in the states of Louisiana, Massachusetts and Florida, combined with regulatory restrictions on the ability to adequately price, underwrite, or non-renew business, as well as new legislation, or changes in existing litigation, could expose us to significant exposures and risks of increased assessments from these residual market mechanisms. There could also be significant adverse impact as a result of losses incurred in those states due to hurricane exposure, as well as the declining number of carriers providing coverage in those regions. We are unable to predict the likelihood or impact of such potential assessments or other actions.

We also have credit risk associated with certain mandatory reinsurance programs such as the Michigan Catastrophic Claims Association. The MCCA was created to fund Michigan’s unique unlimited personal injury protection benefit. As of December 31, 2011, our estimated reinsurance recoverable from the MCCA was $816.7 million. The MCCA operates with an increasingly large deficit.

In addition, we may be adversely affected by liabilities resulting from our previous participation in certain voluntary property and casualty assumed reinsurance pools. We have terminated participation in virtually all property and casualty voluntary pools, but remain subject to claims related to periods in which we participated. The property and casualty assumed reinsurance businesses have suffered substantial losses during the past several years, particularly related to environmental and asbestos exposure for property and casualty coverages. Due to the inherent volatility in these businesses, possible issues related to the enforceability of reinsurance treaties in the industry and the recent history of increased losses, we cannot provide assurance that our current reserves are adequate or that we will not incur losses in the future. Although we have discontinued participation in these reinsurance pools, we are subject to claims related to prior years or from pools we could not exit entirely. Our operating results and financial position may be adversely affected by liabilities resulting from any such claims in excess of our loss estimates. As of December 31, 2011, our reserves for these pools totaled $38.3 million.

Our businesses are heavily regulated and changes in regulation may reduce our profitability.

Our U.S. insurance businesses are subject to supervision and regulation by the state insurance authority in each state in which we transact business. This system of supervision and regulation relates to numerous aspects of an insurance company's business and financial condition, including limitations on the authorization of lines of business, underwriting limitations, the ability to utilize credit-based insurance scores in underwriting, the ability to terminate agents, supervisory and liability responsibilities for agents, the setting of premium rates, the requirement to write certain classes of business which we might otherwise avoid or charge different premium rates, restrictions on the ability to withdraw from certain lines of business, the establishment of standards of solvency, the licensing of insurers and agents, compensation of agents, concentration of investments, levels of reserves, the payment of dividends, transactions with affiliates, changes of control, protection of private information of our agents, policyholders, claimants and others (which may include highly sensitive financial or medical information or other private information such as social security numbers, driving records, drivers license numbers, etc) and the approval of policy forms. From time to time, various states and Congress have proposed to prohibit or otherwise restrict the use of credit-based insurance scores in underwriting or rating our Personal Lines business. The elimination of the use of credit-based insurance scores could cause significant disruption to our business and our confidence in our pricing and underwriting. Most insurance regulations are designed to protect the interests of policyholders rather than stockholders and other investors.

In addition, in July 2010, in response to the global financial crisis, The Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into U.S. law. This legislation provides for enhanced regulation for the financial services industry through initiatives including, but not limited to, the creation of a Federal Insurance Office and several federal oversight agencies, the requiring of more transparency, accountability and focus in protecting investors and businesses, input of shareholders regarding executive compensation, and enhanced empowerment of regulators to pursue those who engage in financial fraud and unethical business practices. The Securities and Exchange Commission adopted regulations designed to encourage, reward, and protect “whistleblowers”, whether or not they first report the potential infaction to the company for correction or remedial action. We do not yet know what the impact of this legislation and related regulations will be on our business operations or the insurance industry in general.

Also, beginning as of 2011, the federal Medicare, Medicaid and SCHIP Extension Act mandates reporting and other requirements applicable to property and casualty insurance companies which make payments to or on behalf of claimants who are eligible for Medicare benefits. These requirements are expected to make bodily injury claim resolutions more difficult, particularly for complex matters or for injuries requiring treatment over an extended period, and impose significant penalties for non-compliance and reporting errors. It is expected that these new requirements also will increase the circumstances under which the federal government may seek to recover from insurers amounts paid to claimants in circumstances where the government had previously paid benefits.

With respect to our U.K. insurance business, Chaucer’s regulated subsidiaries are subject to the U.K. Financial Services Authority (“FSA”) Regulations and as such Chaucer’s regulated subsidiaries face certain limitations and approval requirements with respect to payment of dividends, return of capital and becoming a borrower, guarantor or provider of security interest on any financial obligations and other aspects of its operations.

The FSA has substantial powers of intervention in relation to the Lloyd’s managing agents, such as Chaucer, which it regulates, including the power to remove their authorization to manage Lloyd’s syndicates. In addition, each year the FSA requires Lloyd’s to satisfy an annual solvency test that measures whether Lloyd’s has sufficient assets in the aggregate to meet all outstanding liabilities of its members, both current and run-off. If Lloyd’s fails this test, the FSA may require Lloyd’s to cease trading and/or its members to cease or reduce underwriting. Future regulatory changes or rulings by the FSA could interfere with our business strategy or financial assumptions, possibly resulting in a material adverse effect on our profitability.

Additionally, Lloyd’s worldwide insurance and reinsurance business is subject to various regulations, laws, treaties and other applicable policies of the European Union, as well as each nation, state and locality in which it operates. Material changes in governmental requirements and laws could have an adverse affect on Lloyd’s and its member companies, including Chaucer.

The European Union (“E.U.”) is phasing in a new composite E.U. directive (known as Solvency II) covering the prudential supervision of all insurance and reinsurance companies that is being developed to replace the existing life, non-life insurance and reinsurance directives that govern the insurance business in the U.K. (among various other obligations, Solvency II will impose new capital requirements on Chaucer). The implementation of Solvency II is split: E.U. Member States must be completed by January 1, 2013 and it is anticipated that the requirements for firms will take effect on January 1, 2014, but it is possible some rules, such as those governing reporting requirements, will come into force earlier. We could be impacted by the implementation of Solvency II, depending on the costs associated with implementation by each E.U. country, any increased capital requirements applicable to us, and any costs associated with adjustments to our operations. We are also subject to risks and uncertainties relating to changes to the regulatory framework in the U.K. with the introduction of the Prudential Regulatory Authority and the Financial Conduct Authority to replace the Financial Services Authority. We do not yet know what the impact of this legislation and related regulations will be on Chaucer’s business operations or the U.K insurance industry.

With respect to our U.S. insurance business, State regulatory oversight and various proposals at the federal level may in the future adversely affect our ability to sustain adequate returns in certain lines of business or in some cases, operate the line profitably. In recent years, the state insurance regulatory framework has come under increased federal scrutiny, and certain state legislatures have considered or enacted laws that alter and, in many cases, increase state authority to regulate insurance companies and insurance holding company systems.

Our business could be negatively impacted by adverse state, federal and foreign legislation or regulation, including those resulting in:

•	decreases in rates;

•	limitations on premium levels;

•	coverage and benefit mandates;

•	limitations on the ability to manage care and utilization or other claim costs;

•	requirements to write certain classes of business or in certain geographies;

•	restrictions on underwriting, on methods of compensating independent producers, or on our ability to cancel or renew certain business;

•	higher liability exposures for our insureds;

•	increased assessments or higher premium or other taxes; and

•	enhanced ability to pierce “no fault” thresholds or recover non-economic damages (such as “pain and suffering”).

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

Congress, as well as national, state and local governments, also consider from time to time legislation that could increase our tax costs. If such legislation is adopted, our consolidated net income could decline. We cannot predict whether such legislation will be enacted, what the specific terms of any such legislation will be or how, if at all, it might affect our products.

From time to time, we are also involved in investigations and proceedings by governmental and self-regulatory agencies. We cannot provide assurance that these investigations, proceedings and inquiries will not result in actions that would adversely affect our results of operations or financial condition.

As a specialist in Lloyd’s insurance group, Chaucer is subject to a number of risks which could materially and adversely affect us.

As a specialist in Lloyd’s insurance group, Chaucer is subject to a number of specific risk factors and uncertainties, including without limitation:

•	its reliance on insurance and reinsurance brokers and distribution channels to distribute and market its products (so called “coverholders”);

•	its obligations to maintain funds at Lloyd’s to support its underwriting activities; its risk-based capital requirement being assessed periodically by Lloyd’s and being subject to variation;

•

its reliance on ongoing approvals from Lloyd’s, the Financial Services Authority and other regulators to conduct its business, including a requirement that its Annual Business Plan be approved by Lloyd’s before the start of underwriting for each account year;

•	its obligations to contribute to the Lloyd’s New Central Fund and pay levies to Lloyd’s;

•	its rating is derived from the rating assigned to Lloyd’s, and Chaucer has very limited ability to directly affect the overall Lloyd’s rating;

•	its ongoing ability to utilize Lloyd’s trading licenses in order to underwrite business outside the United Kingdom;

•	its ongoing exposure to levies and charges in order to underwrite at Lloyd’s; and

•	the requirement to maintain deposits in the United States for U.S. site risks it underwrites.

Whenever a member of Lloyd’s is unable to pay its policyholder obligations, such obligations may be payable by the Lloyd’s Central Fund. If Lloyd’s determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd’s members up to 3% of a member’s underwriting capacity in any one year. We do not believe that any assessment is likely in the foreseeable future and have not provided allowance for such an assessment. However, based on our 2012 estimated underwriting capacity at Lloyd’s of £713.6 million, the December 31, 2011 exchange rate of 1.55 dollars per GBP and assuming the maximum 3% assessment, we could be assessed up to approximately $33.2 million.

We are subject to litigation risks, including risks relating to the application and interpretation of contracts, and adverse outcomes in litigation and legal proceedings could adversely affect our results of operations and financial condition.

We are subject to litigation risks, including risks relating to the application and interpretation of insurance and reinsurance contracts, and are routinely involved in litigation that challenges specific terms and language incorporated into property and casualty contracts, such as claims reimbursements, covered perils and exclusion clauses, among others, or the interpretation or administration of such contracts. We are also involved in legal actions that do not arise in the ordinary course of business, some of which assert claims for substantial amounts. Adverse outcomes including with respect to the matters captioned “Durand Litigation” and “Hurricane Katrina Litigation” under “Commitments and Contingencies – Legal Proceedings” in Note 17 on pages 127 to 128 of the Notes to the Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K, could materially affect our results of operations and financial condition.

We are subject to mandatory assessments by state guaranty funds; an increase in these assessments could adversely affect our results of operations and financial condition.

All fifty states of the United States and the District of Columbia have insurance guaranty fund laws requiring property and casualty insurance companies doing business within the state to participate in guaranty associations. These associations are organized to pay contractual obligations under insurance policies issued by impaired or insolvent insurance companies. The associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired or insolvent insurer is engaged. Mandatory assessments by state guaranty funds are used to cover losses to policyholders of insolvent or rehabilitated companies and can be partially recovered through a reduction in future premium taxes in many states (provided the collecting insurer continues to write business in such state). During 2011, we had a total assessment of $2.0 million levied against us, with refunds of $0.7 million received in 2011 for a total net assessment of $1.3 million. As of December 31, 2011, we have $0.7 million of reserves related to guaranty fund assessments. In the future, these assessments may increase above levels experienced in the current and prior years. Future increases in these assessments depend upon the rate of insolvencies of insurance companies. An increase in assessments could adversely affect our results of operations and financial condition.

If we are unable to attract and retain qualified personnel, or if we experience the loss or retirement of key executives or other key employees, we may not be able to compete effectively and our operations could be impacted significantly.

Our future success will be affected by our continued ability to attract and retain qualified executives and other key employees, particularly those experienced in the property and casualty industry and the Lloyd’s market.

Our profitability could be adversely affected by periodic changes to our relationships with our agencies.

We periodically review agencies, including our managing general agencies, with which we do business to identify those that do not meet our profitability standards or are not strategically aligned with our business. Following these periodic reviews, we may restrict such agencies’ access to certain types of policies or terminate our relationship with them, subject to applicable contractual and regulatory requirements to renew certain policies for a limited time. We may not achieve the desired results from these measures, and our failure to do so could negatively affect our operating results and financial position.

We may be affected by disruptions caused by the introduction of new products in Commercial Lines, Personal Lines and Chaucer businesses and related technology changes, new operating models in Commercial Lines, Personal Lines and Chaucer businesses and recent or future acquisitions, and expansion into new geographic areas. We could also be affected by an inability to retain profitable policies in force and attract profitable policies in our Commercial Lines, Personal Lines and Chaucer segments, particularly in light of a competitive product pricing environment and the adoption by competitors of strategies to increase agency appointments and commissions and increased advertising.

There are increased underwriting risks associated with premium growth and the introduction of new products or programs in our Commercial Lines, Personal Lines and Chaucer businesses. Additionally, we have increased underwriting risks associated with the appointment of new agencies and managing general agencies and with the expansion into new geographical areas, including international expansion.

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

We have experienced increased loss ratios with respect to our personal automobile business, which is written through our Connections Auto product, particularly in certain states where we have less experience and data and less established agency relationships. There can be no assurance that as we enter new states or regions or grow business in our identified growth states, we won’t experience higher loss trends than anticipated.

Integration of acquired businesses involves a number of risks and there can be no assurance that we will be successful integrating recent and future acquisitions.

There can be no assurance that we will be able to successfully integrate recent and any future acquisitions or that we will not assume unknown liabilities and reserve deficiencies in connection with such acquisitions. On July 1, 2011, we completed the acquisition of Chaucer. If we are unable to successfully integrate Chaucer into our business, we could be impeded from realizing the benefits of the acquisition. The integration process could disrupt our business and a failure to successfully integrate the two businesses could have a material adverse effect on our business, financial condition and results of operations. In addition, the integration of two formally unaffiliated companies could result in unanticipated problems, expenses, liabilities, competitive responses, loss of agent relationships, and diversion of management’s attention. The difficulties of integrating an acquisition and risks to our business include, among others:

•	unanticipated issues in integrating information, communications and other systems;

•	unanticipated incompatibility of logistics, marketing and administration methods;

•	maintaining employee morale and retaining key employees;

•	integrating the business cultures of both companies;

•	preserving important strategic, reinsurance and other relationships;

•	integrating legal and financial controls in multiple jurisdictions;

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations;

•	the diversion of management’s attention from ongoing business concerns;

•	integrating geographically separate organizations;

•	unexpected or overlapping concentrations of risk where one event or series of events can affect many insured parties

•	significant transaction costs, including the effect of exchange rate fluctuations;

•	risks and uncertainties in our ability to increase the investment yield on the Chaucer investment portfolio;

•	uncertainties in our ability to decrease leverage as a result of adding future earnings to our capital base;

•	risks and uncertainties regarding the volatility of underwriting results in a combined entity;

•	an ability to more efficiently manage capital;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States, or changes in estimates of the proportion of earnings ultimately subject to the higher U.S. tax rate ;

•	an ability to improve renewal rates and increase new property and casualty policy counts;

•	an ability to increase or maintain certain property and casualty insurance rates (including with respect to catastrophe-exposed property, marine, and U.K. motor business);

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

In addition, even if we are able to integrate successfully recent and future acquisitions, we may not realize the full benefits of such acquisitions, including the synergies, cost savings or underwriting or growth opportunities that we expect. It is possible that these benefits may not be achieved within the anticipated time frame, or at all.

Intense competition could negatively affect our ability to maintain or increase our profitability.

We compete, and will continue to compete, with a large number of companies, including international, national and regional insurers, mutual companies, specialty insurance companies, so called “off-shore” companies which enjoy certain tax advantages, underwriting agencies and financial services institutions. Chaucer competes with numerous other Lloyd’s syndicates and managing agents, domestic and international insurers and government or government-sponsored insuring or reinsuring mechanisms. In recent years, there has been substantial consolidation and convergence among companies in the financial services industry, resulting in increased competition from large, well-capitalized financial services firms. Many of our competitors have greater financial, technical and operating resources than we do. In addition, competition in the U.S. and international property and casualty insurance markets has intensified over the past several years. This competition has had and may continue to have an adverse impact on our revenues and profitability.

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

In addition, we could face heightened competition resulting from the entry of new competitors and the introduction of new products by new and existing competitors. Increased competition could make it difficult for us to obtain new customers, retain existing customers or maintain policies in force by existing customers. It could also result in increasing our service, administrative, policy acquisition or general expense due to the need for additional advertising and marketing of our products. In addition, our administrative, technology and management information systems expenditures could increase substantially as we try to maintain or improve our competitive position. We cannot provide assurance that we will be able to maintain a competitive position in the markets in which we operate, or that we will be able to expand our operations into new markets. If we fail to do so, our business could be materially adversely affected.

We are rated by several rating agencies, and changes to our ratings could adversely affect our operations.

Our ratings are important in establishing our competitive position and marketing the products of our insurance companies to our agents and customers, since rating information is broadly disseminated and generally used throughout the industry.

Our insurance company subsidiaries are rated by A.M. Best, Moody’s, Fitch, and Standard & Poor’s. These ratings reflect a rating agency’s opinion of our insurance subsidiaries’ financial strength, operating performance, strategic position and ability to meet their obligations to policyholders. These ratings are not evaluations directed to investors, and are not recommendations to buy, sell or hold our securities. Our ratings are subject to periodic review by the rating agencies and we cannot guarantee the continued retention or improvement of our current ratings. This is particularly true in the current economic environment where rating agencies may increase their capital requirements or other criteria for various rating levels. In addition, Chaucer’s rating is derived from the rating assigned to Lloyd’s, and Chaucer has very limited ability to directly affect the overall Lloyd’s rating.

A downgrade in one or more of our or any of our subsidiaries’ claims-paying ratings could negatively impact our business volumes and competitive position because demand for certain of our products may be reduced, particularly in lines where customers require us to maintain minimum ratings. Additionally, a downgrade in one or more of our debt ratings could adversely impact our ability to access the capital markets and other sources of funds, and/or adversely affect pricing of new debt sought in the capital markets in the future.

Negative changes in our level of statutory surplus could adversely affect our ratings and profitability.

The capacity for U.S. insurance company’s growth in premiums is in part a function of its statutory surplus. Maintaining appropriate levels of statutory surplus, as measured by state insurance regulators, is considered important by state insurance regulatory authorities and the private agencies that rate insurers’ claims-paying abilities and financial strength. Regulators may require that additional capital be contributed to increase the level of statutory surplus. Failure to maintain certain levels of statutory surplus could result in increased regulatory scrutiny, action by state regulatory authorities or a downgrade by private rating agencies. Our surplus is affected by, among other things, results of operations and investment gains, losses, impairments, and dividends from the insurance operating company to its parent company.

The National Association of Insurance Commissioners, or NAIC, uses a system for assessing the adequacy of statutory capital for U.S. property and casualty insurers. The system, known as risk-based capital, is in addition to the states’ fixed dollar minimum capital and other requirements. The system is based on risk-based formulas that apply prescribed factors to the various risk elements in an insurer’s business and investments to report a minimum capital requirement proportional to the amount of risk assumed by the insurer. We believe that any failure to maintain appropriate levels of statutory surplus would have an adverse impact on our ability to grow our business profitably.

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

An impairment in the carrying value of goodwill and intangible assets could negatively impact our consolidated results of operations and shareholders’ equity.

Upon an acquisition of a business, we record goodwill and intangible assets at fair value. Goodwill and intangible assets determined to have indefinite useful lives are not amortized, while other intangible assets are amortized over their estimated useful lives. Goodwill and intangible assets that are not amortized are reviewed for impairment at least annually. Evaluating the recoverability of such assets requires us to rely on estimates and assumptions related to return on equity, margin, growth rates, discount rates, and other data. There are inherent uncertainties related to these factors and significant judgment is required in applying these factors. Goodwill and intangible asset impairment charges can result from declines in operating results, divestitures or sustained market declines and other factors. As of December 31, 2011, goodwill and intangible assets represented approximately 13.2% of shareholders’ equity. Although we believe these assets are recoverable, we cannot provide assurance that future market or business conditions would not result in the impairment of a portion of these assets. Impairment charges could materially affect our financial results in the quarter or annual period in which they are recognized.

We could be subject to additional losses related to the sale of our Discontinued FAFLIC and variable life insurance and annuity businesses.

On January 2, 2009, we sold our remaining life insurance subsidiary, First Allmerica Financial Life Insurance Company (“FAFLIC”), to Commonwealth Annuity and Life Insurance Company, a subsidiary of Goldman Sachs. Coincident with the sale transaction, Hanover Insurance and FAFLIC entered into a reinsurance contract whereby Hanover Insurance assumed FAFLIC’s discontinued accident and health insurance business. Goldman Sachs previously purchased, in 2005, our variable life insurance and annuity business.

In connection with these transactions, we have agreed to indemnify Commonwealth Annuity and Goldman Sachs for certain contingent liabilities, including litigation and other regulatory matters (including with respect to existing and potential litigation). We have established a reserve related to these contractual indemnifications. Although we believe that this liability is appropriate, we cannot provide assurance that costs related to these indemnifications when they ultimately settle, will not exceed our current liability.

We may incur financial losses related to our discontinued assumed accident and health reinsurance pools and arrangements.

We previously participated, through FAFLIC, in approximately 40 assumed accident and health reinsurance pools and arrangements. The business was retained in the sale of FAFLIC and assumed by Hanover Insurance through a reinsurance agreement. During 1999, we ceased writing new premiums in this business, subject to certain contractual obligations. The reinsurance pool business consisted primarily of direct and assumed medical stop loss, the medical and disability portions of workers’ compensation risks, small group managed care, long-term disability and long-term care pools, student accident and special risk business. We are currently monitoring and managing the run-off of our related participation in the 26 pools with remaining liabilities.

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

We believe our reserves for the accident and health assumed and ceded reinsurance business appropriately reflect current claims, unreported losses and likely investment returns on related assets supporting these reserves. However, due to the inherent volatility in this business and the reporting lag of losses that tend to develop over time and which ultimately affect excess covers, there can be no assurance that current reserves are adequate or that we will not have additional losses in the future. Although we have discontinued participation in these reinsurance arrangements, unreported claims related to the years in which we were a participant may be reported and previously reported claims may develop unfavorably. If any such unreported claims or unfavorable development is reported to us, our results of operations and financial position may be negatively impacted. In addition, at this time it is unclear what impact the Federal Healthcare Act has on our obligations under the residual healthcare policies which are outstanding, but we may be required to significantly expand benefits without a commensurate ability to increase premiums.

Other market fluctuations and general economic, market and political conditions may also negatively affect our business, profitability and investment portfolio.

It is difficult to predict the impact of the challenging economic environment on our business. In Commercial Lines, the difficult economy has resulted in reductions in demand for insurance products and services as more companies cease to do business and there are fewer business start-ups, particularly as small businesses are affected by a decline in overall consumer and business spending. Additionally, claims frequency could increase as policyholders submit and pursue claims more aggressively than in the past, fraud incidences may increase, or we may experience higher incidents of abandoned properties or poorer maintenance, which may also result in more claims activity. We have experienced higher workers’ compensation claims as injured employees take longer to return to work, increased surety losses as construction companies experience financial pressures and higher retroactive premium returns as audit results reflect lower payrolls. Our business could also be affected by an ensuing consolidation of independent insurance agencies. Our ability to increase pricing has been impacted as agents and policyholders have been more price sensitive, customers shop for policies more frequently or aggressively, utilize comparative rating models or, in Personal Lines in particular, turn to direct sales channels rather than independent agents. We have also experienced decreased new business premium levels, retention and renewal rates, and renewal premiums. Specifically in Personal Lines, policyholders may reduce coverages or change deductibles to reduce premiums, experience declining home values, or be subject to increased foreclosures, and policyholders may retain older or less expensive automobiles and purchase or insure fewer ancillary items such as boats, trailers and motor homes for which we provide coverages. Additionally, if as a result of the difficult economic environment, drivers continue to eliminate automobile insurance coverage or to reduce their bodily injury limit, we may be exposed to more uninsured and underinsured motorist coverage losses.

Chaucer’s business is similarly subject to risks related to the economy, both in its traditional Lloyd’s business, and its U.K. motor business. In addition to the risks noted above, adverse economic conditions could negatively affect our ability to obtain letters of credit utilized by Chaucer to underwrite business through Lloyd’s.

At December 31, 2011, we held approximately $7.5 billion of investment assets in categories such as fixed maturities, cash and short-term investments, equity securities, and other long-term investments. Our investments are primarily concentrated in the U.S. domestic market; however, we have exposure to international markets as well, with approximately 31% of our cash and investment assets invested in foreign markets. Our investment returns, and thus our profitability, surplus and shareholders’ equity, may be adversely affected from time to time by conditions affecting our specific investments and, more generally, by bond, stock, real estate and other market fluctuations and general economic, market and political conditions, including concerns regarding sub-prime and prime mortgages, as well as residential and commercial mortgage-backed or other debt securities, increasing concerns relating to the municipal bond markets and European sovereign debt, and developments that negatively impact our investment in real estate such as increased development costs, construction delays and tenant defaults. Our ability to make a profit on insurance products depends in part on the returns on investments supporting our obligations under these products, and the value of specific investments may fluctuate substantially depending on the foregoing conditions. We may use a variety of strategies to hedge our exposure to interest and currency rates and other market risks. However, hedging strategies are not always available and carry certain credit risks, and our hedging could be ineffective.

Debt securities comprise a material portion of our investment portfolio. The issuers of those securities, as well as borrowers under the loans we make, customers, trading counterparties, counterparties under swaps and other derivative contracts, banks which have commitments under our various borrowing arrangements, and reinsurers, may be affected by declining market conditions or credit weaknesses. These parties may default on their obligations to us due to lack of liquidity, downturns in the economy or real estate values, operational failure, bankruptcy or other reasons. We cannot assure you that impairment charges will not be necessary in the future. Our ability to fulfill our debt and other obligations could be adversely affected by the default of third parties on their obligations owed to us.

Deterioration in the global financial markets may adversely affect our investment portfolio and have a related impact on our other comprehensive income, shareholders’ equity and overall investment performance. In recent years, global financial markets experienced unprecedented and challenging conditions, including a tightening in the availability of credit, the failure of several large financial institutions and concerns about the creditworthiness of the sovereign debt of several European and other countries. As a result, certain government bodies and central banks worldwide, including the U.S. Treasury Department and the U.S. Federal Reserve, provided for unprecedented intervention programs, the efficacy of which remain uncertain.

In addition, our current borrowings from the FHLBB to partially finance construction of a building to be leased to a third-party, are secured by collateral. If the fair value of pledged collateral falls below specific levels, we would be required to pledge additional collateral or repay any outstanding FHLBB borrowings.

Market conditions also affect the value of assets under our employee pension plans, including our U.S. Cash Balance Plan and Chaucer pension plan. The expense or benefit related to our employee pension plans results from several factors, including changes in the market value of plan assets, interest rates, regulatory requirements or judicial interpretation of benefits. For the year ended December 31, 2011, we recognized net expenses of $12.6 million related to our employee pension plans. Additionally, in 2010, we contributed $100 million to our U.S. Cash Balance Plan and do not expect to make any significant additional contributions in the near future in order to meet our minimum funding requirements for this plan. At December 31, 2011, our U.S. plan assets included approximately 82% of fixed maturities and 18% of equity securities and other assets. At December 31, 2011, our Chaucer pension plan assets included approximately 78% of equities, 12% of fixed maturities, and 10% of real estate funds. The Chaucer pension plan is approximately $30 million underfunded as of December 31, 2011. Declines in the market value of plan assets and interest rates from levels at December 31, 2011, among other factors, could impact our funding estimates and negatively affect our results of operations. At December 31, 2011, our U.S. qualified plan assets were in excess of its liabilities and for our U.S. non-qualified pension plans, our net liabilities exceeded assets by approximately $39 million. Deterioration in market conditions and differences between our assumptions and actual occurrences, and behaviors, including judicial determinations of ultimate benefit obligations pursuant to the Durand case discussed elsewhere, or otherwise, could result in a need to fund more into the qualified plan to maintain this funding level.

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

If, following such declines, we are unable to hold our investment assets until they recover in value or if such asset value never recovers, we would incur other-than-temporary impairments which would be recognized as realized losses in our results of operations, reduce net income and earnings per share and adversely affect our liquidity. Temporary declines in market value are recorded as unrealized losses, which do not affect net income and earnings per share, but reduce other comprehensive income, which is reflected on our Consolidated Balance Sheets. We cannot provide assurance that we will not have additional other-than-temporary impairments and/or unrealized investment losses in the future. Likewise, there can be no assurance that our investment portfolio will retain the net unrealized gains reflected on the balance sheet as of December 31, 2011, since such gains are dependent on prevailing interest rates, credit ratings and creditworthiness and general economic and other factors.

We invest a portion of our portfolio in common stock or preferred stocks. The value of these assets fluctuates with the equity markets. Particularly in times of economic weakness, the market value and liquidity of these assets may decline, and may impact net income, capital and cash flows.

We are exposed to significant capital market risks related to changes in interest rates, credit spreads, equity prices and foreign exchange rates which may adversely affect our results of operations, financial position or cash flows.

We are exposed to significant capital markets risk related to changes in interest rates, credit spreads, equity prices and foreign currency exchange rates. If significant, declines in equity prices, changes in interest rates, changes in credit spreads and the strengthening or weakening of foreign currencies against the U.S. dollar could have a material adverse effect on our results, financial position or cash flows. Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. Our investment portfolio contains interest rate sensitive instruments, such as fixed income securities, which may be adversely affected by changes in interest rates from governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. A rise in interest rates would not only reduce the fair value of our investment portfolio, but also provide the opportunity to earn higher rates of return on funds reinvested. A decline in interest rates would increase the fair value of our investment portfolio, but we would earn lower rates of return on reinvested assets. We may be forced to liquidate investments prior to maturity at a loss in order to cover liabilities. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to mitigate the interest rate risk of our assets relative to our liabilities.

Our fixed income portfolio is invested primarily in high quality, investment-grade securities. However, we also invest in alternative investments such as non-investment-grade high yield fixed income securities. These securities, which pay a higher rate of interest, also have a higher degree of credit or default risk. These securities may also be less liquid in times of economic weakness or market disruptions. While we have procedures to monitor the credit risk and liquidity of our invested assets, we expect from time to time, and particularly in periods of economic weakness, to experience default losses in our portfolio. This would result in a corresponding reduction of net income, capital and cash flows.

Our operations may be adversely impacted by foreign currency fluctuations.

Our reporting currency is the U.S. dollar. The functional currencies of our Chaucer segment are the U.S. dollar, U.K. pound sterling and the Canadian dollar. Exchange rate fluctuations relative to the functional currencies may materially impact our financial position. Further, our Chaucer segment maintains assets and liabilities in currencies different than its functional currency, which exposes us to changes in currency exchange rates. In addition, locally required capital levels are invested in local currencies in order to satisfy regulatory requirements and to support local insurance operations regardless of currency fluctuations. We attempt to manage our foreign currency exposure through matching of assets and liabilities, as well as through the use of derivatives. Despite our mitigation efforts, exposure to foreign exchange loss could have a material adverse effect on our book value.

We are a holding company and rely on our insurance company subsidiaries for cash flow; we may not be able to receive dividends from our subsidiaries in needed amounts and may be required to provide capital to support their operations.

We are a holding company for a diversified group of insurance and financial services companies and our principal assets are the shares of capital stock of our subsidiaries. Our ability to make required debt service payments, as well as our ability to pay operating expenses and pay dividends to shareholders, depends upon the receipt of sufficient funds from our subsidiaries. The payment of dividends by our insurance company subsidiaries is subject to regulatory restrictions and will depend on the surplus and future earnings of these subsidiaries, as well as these regulatory restrictions. We are required to notify insurance regulators prior to paying any dividends from our U.S. insurance subsidiaries and pre-approval is required with respect to “extraordinary dividends”, and distributions from Chaucer are subject to various requirements imposed by Lloyd’s and the FSA.

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

Similarly, our insurance subsidiaries may require capital from the holding company to support their operations. For example, our holding company has provided a guaranty for the benefit of our Chaucer segment to support the letter of credit agreement supplied to support Chaucer’s Funds at Lloyd’s requirements. We do not currently expect to receive, in the near future, distributions from our Chaucer segment.

Our dependence on our insurance subsidiaries for cash flow, and their potential need for capital support, exposes us to the risk of changes in their ability to generate sufficient cash inflows from new or existing customers or from increased cash outflows. Cash outflows may result from claims activity, expense payments or investment losses. Because of the nature of our business, claims activity can arise suddenly and in amounts which could outstrip our capital or liquidity resources. Reductions in cash flow or capital demands from our subsidiaries could have a material adverse effect on our business and results of operations.

We may require additional capital or credit in the future, which may not be available or only available on unfavorable terms.

We monitor our capital adequacy on a regular basis. Our future capital and liquidity requirements depend on many factors, including our premiums written, loss reserves and claim payments, investment portfolio composition and risk exposures, the availability of our letter of credit and line of credit, as well as regulatory and rating agency capital requirements. In addition, our capital strength can affect our ratings, and therefore is important to our ability to underwrite. More specifically, the quality of our claims paying and financial strength ratings are evaluated by independent rating agencies.

Our Chaucer business is required to satisfy Lloyd’s standards on minimum capital levels. We satisfy Lloyd’s “member deposit funds” requirement (referred to as Funds at Lloyd’s or “FAL”), in part, through a standby letter of credit. If the letters of credit were drawn, we would expect to use a syndicated credit facility to pay such obligation, which would increase our debt borrowings. If the syndicated credit facility was not available to repay this letter of credit facility, we would need to obtain capital elsewhere, and face the risk that alternative financing, such as through cash or other borrowings, would not be available at acceptable terms, if at all. In addition, no assurance can be given as to how much business Lloyd’s will permit Chaucer to underwrite in any single year nor as to the viability and cost of the capital structure we may use as a substitute for the external capital and reinsurance currently used by Chaucer.

To the extent that our existing capital is insufficient to fund our future operating requirements and/or cover claim losses, we may need to raise additional funds through financings or limit our growth. Any equity or debt financing, if available, may be on terms that are unfavorable to us. In the case of equity financings, dilution to our shareholders could result and, in any case, such securities may have rights, preferences, and privileges that are senior to our common stock. If we are not able to obtain additional capital as necessary, our business, results of operations and financial condition could be adversely affected.

Although we monitor their financial soundness, we cannot be sure that our reinsurers will pay in a timely fashion, if at all.

We purchase reinsurance by transferring part of the risk that we have assumed (known as ceding) to reinsurance companies in exchange for part of the premium we receive in connection with the risk. As of December 31, 2011, our reinsurance receivable (including from MCCA) amounted to approximately $2.3 billion. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the reinsured) of our liability to our policyholders or, in cases where we are a reinsurer, to our reinsureds. Accordingly, we bear credit risk with respect to our reinsurers. Although we monitor the credit quality of our reinsurers, we cannot be sure that they will pay the reinsurance recoverables owed to us currently or in the future or that they will pay such recoverables on a timely basis.

Errors or omissions in connection with the administration of any of our products may cause our business and profitability to be negatively impacted.

We are responsible to our policyholders for administering their policies, premiums and claims and ensuring that appropriate records are maintained which reflect their transactions. We are subject to risks that errors or omissions of information occurred with respect to the administration of our products. As a result, we are subject to risks of liabilities associated with “bad faith”, unfair claims practices, unfair trade practices or similar allegations. Such risks may stem from allegations of agents, vendors, policyholders, claimants, members of Lloyd’s syndicates, reinsurers, regulators, states’ attorneys general, Lloyd’s, the FSA or other international regulators, or others. We may incur charges associated with any errors and omissions previously made or which are made in future periods. These charges may result from our obligation to policyholders to correct any errors or omissions or refund premiums, non-compliance with regulatory requirements, from fines imposed by regulatory authorities, or from other items, which may affect our financial position or results of operations.

We may experience difficulties with technology, data security and/or outsourcing relationships, which could have a negative impact on our ability to conduct our business.

We use computer systems to store, retrieve, evaluate and utilize customer and company data and information. Our computer, information technology and telecommunications systems, in turn, interface with and rely upon third-party systems. Our business is highly dependent on our ability, and the ability of certain third parties, to access these systems to perform necessary business functions, including, without limitation, providing insurance quotes, processing premium payments, making changes to existing policies, filing and paying claims, providing customer support and managing our investment portfolios. Systems failures or outages could compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business and hurt our relationships with our business partners and customers. In the event of a disaster such as a natural catastrophe, an industrial accident, a blackout, a computer virus, a terrorist attack or war, or interference from solar flares, our systems may be inaccessible to our employees, customers or business partners for an extended period of time. Even if our employees are able to report to work, they may be unable to perform their duties for an extended period of time if our data or systems are disabled or destroyed. This could result in a materially adverse effect on our business results and liquidity.

Our systems, like others in the financial services industry, are potentially vulnerable to cybersecurity risks and we are subject to potential disruption caused by such activities. Although to date such activities have not resulted in material disruptions to our operations or, to our knowledge, breach of any security or confidential information, no assurance can be provided that such disruptions or breach will not occur in the future.

Additionally, we could be subject to liability if confidential customer information is misappropriated from our computer systems, those of our vendors or others with whom we do business, or otherwise. Despite whatever security measures may be in place, any such systems may be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems. Any well-publicized compromise of security could deter people from entering into transactions that involve transmitting confidential information, which could have a material adverse effect on our business.

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

Inflationary pressures may negatively impact reserves and the value of investments.

Inflationary pressures in the geographies in which we operate may negatively impact reserves and the value of investments, In particular, inflationary pressures in the U.S. with respect to medical and health care, automobile repair and construction costs, all of which are significant components of our indemnity liabilities under policies we issue to our customers, and which could also impact the adequacy of reserves we have set aside for prior accident years, may have a negative affect on our results of operations Inflationary pressures also cause or contribute to, or are the result of, increases in interest rates, which may reduce the fair value of our investment portfolio.

We are subject to the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws, which impose restrictions and may carry substantial penalties. Violations of these laws or allegations of such violations could cause a material adverse effect on our business, financial position and results of operations.

The U.S. Foreign Corrupt Practices Act and anti-bribery laws in other jurisdictions, including new anti-bribery legislation in the U.K. that took effect 2011, generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business or other commercial advantage. Our policies mandate compliance with these anti-bribery laws, which often carry substantial penalties. We cannot assure you that our internal control policies and procedures always will protect us from reckless or other inappropriate acts committed by our affiliates, employees or agents. Violations of these laws, or allegations of such violations, could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

Our international operations exposes us to additional risks which could cause a material adverse effect on our business, financial position and results of operations.

Our operations extend to countries outside the U.S. and operating globally increases the scope of our risks and exposes us to certain additional risks including but not limited to:

•

an expansion in the scope of the risks to which our U.S. operations are subject as an insurance company, such as risk of adverse loss development, litigation, investment risks and the possibility of significant catastrophe losses (as a result of natural disasters, nuclear accidents, severe weather and terrorism) occurring outside the U.S.;

•

requirements, such as those enforced by the U.S. Treasury’s Office of Foreign Asset Controls, to comply with various U.S., U.K., E.U. or other sanctions imposed on doing business with, or affecting, certain countries, their citizens, specially designated nationals or other persons doing business with any such countries or persons;

•

compliance with a variety of national and local laws, regulations and practices of the countries in which we do business and adherence to any changes in such laws, regulations and practices affecting the insurance industry in such countries; and

•	adverse changes in the economies in which we operate

As one of our consolidated companies, Chaucer and its subsidiaries are subject to Sarbanes-Oxley and rules and regulations of the SEC and PCAOB and may face difficulties in complying.

Chaucer and its subsidiaries have become subsidiaries of our consolidated company, and for the year ended December 31, 2012, will be included in our annual assessment of internal control over financial reporting as required under the Sarbanes-Oxley Act of 2002 and the rules and regulations subsequently implemented by the Securities and Exchange Commission and the Public Company Accounting Oversight Board. We will need to ensure that Chaucer establishes and maintains effective disclosure controls, as well as internal controls and procedures for financial reporting.

ITEM 1B–UNRESOLVED STAFF COMMENTS

None.

ITEM 2–PROPERTIES

We own our headquarters, located at 440 Lincoln Street, Worcester, Massachusetts, with approximately 944,000 square feet.

We also own office space located at 645 W. Grand River, Howell, Michigan, with approximately 110,000 square feet, a three-building complex located at 808 North Highlander Way, Howell, Michigan, with approximately 178,000 square feet, where various business operations are conducted, and office space located at Thanet Way, Whitstable, United Kingdom, with approximately 40,000 square feet, where we operate our U.K. motor line of business.

We lease our office space located at 30 Fenchurch Street, London, United Kingdom, where we manage our Chaucer segment. We also lease offices throughout the United States and in select locations worldwide for branch sales, underwriting and claims processing functions, and the operations of acquired subsidiaries.

We believe that our facilities are adequate for our present needs in all material respects. Certain of our properties may be made available for lease.

ITEM 3–LEGAL PROCEEDINGS

Reference is made to the litigation matter captioned “Durand Litigation” and “Hurricane Katrina Litigation” under “Commitments and Contingencies – Legal Proceedings” in Note 17 on pages 127 to 128 of the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K.

ITEM 4–Mine Safety Disclosures

Not applicable.

PART II

ITEM 5–MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK AND STOCKHOLDER OWNERSHIP

Our common stock is traded on the New York Stock Exchange under the symbol “THG”. On February 23, 2012, we had approximately 24,236 shareholders of record and 45,007,762 shares outstanding. On the same date, the trading price of our common stock was $40.89 per share.

COMMON STOCK PRICES

	High (1)	Low (1)
2011
First Quarter	$48.82	$45.08
Second Quarter	$46.15	$36.18
Third Quarter	$37.97	$31.22
Fourth Quarter	$39.23	$33.26
2010
First Quarter	$44.63	$40.51
Second Quarter	$45.72	$42.33
Third Quarter	$47.00	$43.16
Fourth Quarter	$47.73	$45.25

(1)	Common stock prices were obtained from a third party broker.

DIVIDENDS

The Board of Directors declared dividends in 2011 and 2010 as follows:

	2011 Per Share Amount	2010 Per Share Amount
First Quarter	$0.275	$0.25
Second Quarter	$0.275	$0.25
Third Quarter	$0.275	$0.25
Fourth Quarter	$0.30	$0.25

We currently expect that comparable cash dividends will be paid in the future; however, the payment of future dividends on our common stock will be determined by the Board of Directors from time to time based upon cash available at our holding company, our results of operations and financial condition and such other factors as the Board of Directors considers relevant.

Dividends to shareholders may be funded from dividends paid to us from our subsidiaries. Dividends from insurance subsidiaries are subject to restrictions imposed by state insurance laws and regulations and for our foreign subsidiaries, to restrictions imposed by the FSA and Lloyd’s. See “Liquidity and Capital Resources” on pages 75 to 79 of Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 12 – “Dividend Restrictions” on page 123 of the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K.

ISSUER PURCHASES OF EQUITY SECURITIES

The Board of Directors has authorized a stock repurchase program which provides for aggregate repurchases of up to $500 million. Under the repurchase authorizations, we may repurchase our common stock from time to time, in amounts and prices and at such times as deemed appropriate, subject to market conditions and other considerations. Our repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. Total repurchases under this program as of December 31, 2011 were 8.6 million shares at a cost of $364.7 million, including 0.6 million shares at a cost of $21.7 million through open market purchases during 2011. Total repurchases include two accelerated share repurchase agreements with Barclays Bank plc, acting through its agent, Barclays Capital, Inc., for repurchases of 2.3 million shares of our common stock at a cost of $105.0 million on March 30, 2010 and repurchases of 2.4 million shares at a cost of $105.2 million on December 8, 2009.

Shares purchased in the fourth quarter of 2011 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
October 1 – 31, 2011 (1)	22,261	$33.51	21,432	$136,300,000
November 1 – 30, 2011 (2)	8,930	35.30	—	136,300,000
December 1 – 31, 2011 (3)	31,866	33.51	30,000	135,200,000

Total	63,057	$33.76	51,432	$135,200,000

(1)	Includes 829 shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the vesting of restricted stock units.
(2)

The total number of shares purchased reflects shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the vesting of restricted stock units.

(3)	Includes 1,866 shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the vesting of restricted stock units.

ITEM    6-SELECTED FINANCIAL DATA

Five Year Summary Of Selected Financial Highlights

For The Years Ended December 31	2011 (1)	2010	2009	2008	2007
(in millions, except per share data)
Statements of Income
Revenues
Premiums	$3,598.6	$2,841.0	$2,546.4	$2,484.9	$2,372.0
Net investment income	258.2	247.2	252.1	258.7	247.0
Net realized investment gains (losses)	28.1	29.7	1.4	(97.8)	(0.9)
Fees and other income	46.7	34.3	34.2	34.6	56.0

Total revenues	3,931.6	3,152.2	2,834.1	2,680.4	2,674.1

Losses and Expenses
Losses and loss adjustment expenses	2,550.8	1,856.3	1,639.2	1,626.2	1,457.4
Policy acquisition expenses	854.0	669.0	581.3	556.2	523.6
Net loss (gain) from retirement of debt	2.3	2.0	(34.5)	—	—
Other operating expenses	502.2	413.8	377.2	333.6	351.6

Total losses and expenses	3,909.3	2,941.1	2,563.2	2,516.0	2,332.6

Income before income taxes	22.3	211.1	270.9	164.4	341.5
Income tax expense (benefit)	(9.6)	57.9	83.1	79.9	113.2

Income from continuing operations	31.9	153.2	187.8	84.5	228.3
Discontinued operations (net of taxes):
Gain (loss) from discontinued FAFLIC business	2.9	0.5	7.1	(84.8)	10.9
Other discontinued operations	2.3	1.1	2.3	20.9	13.9

Income (loss) from discontinued operations	5.2	1.6	9.4	(63.9)	24.8

Net income	$37.1	$154.8	$197.2	$20.6	$253.1

Net income per common share (diluted)	$0.81	$3.34	$3.86	$0.40	$4.83
Dividends declared per common share	$1.13	$1.00	$0.75	$0.45	$0.40

Balance Sheets (at December 31)
Total assets	$12,624.4	$8,569.9	$8,042.7	$9,230.2	$9,815.6
Debt	911.1	605.9	433.9	531.4	511.9
Total liabilities	10,114.6	6,109.4	5,684.1	7,343.0	7,516.6
Shareholders’ equity	2,509.8	2,460.5	2,358.6	1,887.2	2,299.0

(1)	Includes results of Chaucer Holdings plc for the period from July 1, 2011 through December 31, 2011.

ITEM     7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist readers in understanding the consolidated results of operations and financial condition of The Hanover Insurance Group, Inc. and subsidiaries (“THG”), and should be read in conjunction with the Consolidated Financial Statements and related footnotes included elsewhere herein.

Our results of operations include the accounts of The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America (“Citizens”), our principal U.S. domiciled property and casualty companies; Chaucer Holdings plc (“Chaucer”), and certain other insurance and non-insurance subsidiaries. Effective July 1, 2011, we acquired Chaucer, a specialist insurance underwriting group which operates through the Society and Corporation of Lloyd’s (“Lloyds”) and is domiciled in the United Kingdom (“U.K.”). Our results of operations include Chaucer’s results for the period from July 1, 2011 through December 31, 2011. Additionally, our results of operations include our discontinued operations, consisting of our former life insurance and accident and health businesses.

EXECUTIVE OVERVIEW

Our business operations consist of four operating segments: Commercial Lines, Personal Lines, Chaucer and Other Property and Casualty.

As further described in Note 2 – “Acquisitions and Discontinued Operations” on pages 96 to 98 of the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K, we acquired Chaucer on July 1, 2011, which has added meaningful business volumes to the six months ended December 31, 2011 and has affected the comparability of our consolidated financial statements and related footnotes. For the year ended December 31, 2011, our discussion of the results of operations reflects Chaucer’s results only for the period from July 1, 2011 through December 31, 2011, while the Commercial Lines, Personal Lines, and Other Property and Casualty segments include results for all of 2011. Results of operations for the comparable periods in 2009 and 2010 do not include any results of Chaucer. Chaucer’s financial results for the six months ended December 31, 2011 will be discussed separately.

Our segment income excluding taxes and interest of $72.5 million in 2011, includes $32.3 million of segment income generated by Chaucer. Our pre-tax segment earnings declined in 2011, principally due to an unprecedented level of weather–related events that affected the property and casualty industry. Pre-tax catastrophe losses were $361.6 million during 2011, of which $49.5 million related to our Chaucer segment. During 2010, pre-tax catastrophe losses were $160.3 million. Our 2011 catastrophe losses were principally the result of winter storms, tornado, hail and windstorm activity in both the Midwest and the Northeast in the first half of the year, Hurricane Irene and floods in Thailand and Denmark during the second half of 2011. A decrease of $43.3 million in favorable development on prior years’ loss and loss adjustment expense (“LAE”) reserves, primarily from Commercial and Personal lines, also contributed to the overall decline in segment results from the prior year. Segment income for our Commercial, Personal, and Other Property and Casualty lines, excluding catastrophes and development, was $284.5 million in 2011, compared to $276.9 million in 2010, reflecting growth in earned premium and the resulting positive effect on our expense ratio, and what we believe is an improved mix of business, partially offset by increased non-catastrophe weather-related losses.

Commercial Lines

We believe our small commercial capabilities, distinctiveness in the middle market, and continued development of specialty lines provides us with a diversified portfolio of products and delivers significant value to agents and policyholders. The small commercial and middle market accounts are expected to significantly contribute to premium growth in Commercial Lines over the next several years. We expect to pursue our core strategy of developing deep partnerships with agents, distinctive products, franchise value through limited distribution, and industry segmentation.

Growth in our specialty lines continues to be a significant part of our strategy. The expansion of product offerings in our specialized lines has been supported by several acquisitions over the past several years. Our Commercial Lines segment net written premium grew by 7.5% in 2011, with contributions from both our specialty lines and core segments. Our net earned premium increased by 19.5% in 2011, primarily as a result of fully earning in premiums written previously pursuant to the 2010 renewal rights transaction with OneBeacon Insurance Group (“OneBeacon”).

We believe these efforts have and will continue to drive improvement in our overall mix of business and ultimately our underwriting profitability. Our losses and loss adjustment expenses were higher in 2011 as compared to the prior year, primarily due to the high level of catastrophe losses and, to a lesser extent, non-catastrophe weather-related losses. Notwithstanding the increase in losses and LAE, there was a modest increase in current accident year income primarily due to the growth in earned premium and changes to our mix of business.

The competitive nature of the Commercial Lines market requires us to be highly disciplined in our underwriting process to ensure that we write business only at acceptable margins. In certain lines of business where a weak economy may be a particularly important factor, such as surety and workers’ compensation, we endeavor to adjust pricing or take a more conservative approach to risk selection in order to more appropriately reflect the higher risk of loss. Additionally, we are seeking additional rate increases in our property lines as a result of the heightened catastrophe and non-catastrophe weather-related losses that we experienced in 2011.

Personal Lines

In our Personal Lines business, we focus on partnering with high quality, value-added agencies that deliver consultative selling and stress the importance of account rounding (the conversion of single policy customers to accounts with multiple policies and additional coverages). Almost 70% of our policies in force in 2011 were account business. We are focused on making investments that help maintain profitability, build a distinctive position in the market, help diversify us geographically from our historical core states of Michigan, Massachusetts, New York, and New Jersey and provide us with profitable growth opportunities.

Written premiums in Personal Lines in 2011 were comparable to 2010. Underwriting results, excluding catastrophes, improved slightly in 2011, as compared to 2010. Lower operating expenses in 2011 were partially offset by less favorable current accident year results driven by non-catastrophe weather-related losses. Similar to our strategy in Commercial Lines, we are seeking additional rate increases in our property lines (homeowners coverage) as a result of the recent catastrophe and non-catastrophe weather-related losses that the industry experienced. In addition, continued increases in premium are expected in our target growth states as we seek to improve profitability and diversify from our existing core states.

Chaucer

We deploy specialist underwriters in over 30 major insurance and reinsurance classes throughout our diversified portfolio, which includes property, marine and aviation, energy, U.K. motor and casualty. We access business through Lloyd’s, the leading international insurance and reinsurance market, which provides us with access to specialist business in over 200 countries and territories worldwide through its international licenses, brand reputation and strong security rating.

We currently expect underwriting opportunities to increase, and terms and conditions to improve across the majority of international risk classes for our Chaucer business in 2012. This follows a difficult period for international insurance markets since 2010, with increased frequency and severity of both natural and man-made catastrophes worldwide.

We expect to focus more of our capital and underwriting capabilities in those areas where we expect rates to be more favorable, in particular, for catastrophe-exposed property, marine and energy risks, and less toward business where rates are currently under pressure, notably casualty and aviation. We also expect to benefit from continued rate increases in the U.K. motor market, which comprised approximately 28% of Chaucer’s net written premium for the six months ended December 31, 2011. We are also seeking opportunities to diversify the business further, including the development of new lines of business, such as international liability, that we expect to meet our return on capital criteria.

Overall, we believe that the strength and depth of our underwriting teams, the broad diversity of our underwriting portfolio and our membership in the Lloyd’s platform, together underpin our ability to manage both the scale and composition of our business. Moreover, these strengths, combined with our continued active management of our portfolio and the opportunities that we expect to arise across the majority of our markets, provide a strong basis for the profitable development of the Chaucer business.

Description of Operating Segments

Our primary business operations include insurance products and services currently provided through four operating segments. These operating segments are Commercial Lines, Personal Lines, Chaucer and Other Property and Casualty. Commercial Lines includes commercial multiple peril, commercial automobile, workers’ compensation and other commercial coverages, such as specialty program business, inland marine, surety and other bonds, professional liability and management liability. Personal Lines includes personal automobile, homeowners and other personal coverages. Chaucer includes property, marine and aviation, energy, U.K. motor, and casualty and other coverages (which includes international liability, specialist coverages, and syndicate participations). The Other Property and Casualty segment consists of Opus Investment Management, Inc., which markets investment management services to institutions, pension funds and other organizations; earnings on holding company assets; and, a voluntary pools business which is in run-off. We present the separate financial information of each segment consistent with the manner in which our chief operating decision maker evaluates results in deciding how to allocate resources and in assessing performance.

We report interest expense related to our debt separately from the earnings of our operating segments. Our debt consists of senior debentures, junior debentures, subordinated notes, advances under our collateralized borrowing program with the Federal Home Loan Bank of Boston (“FHLBB”), and capital securities.

Results of Operations – Net Income

Our consolidated net income includes the results of our four operating segments (segment income), which we evaluate on a pre-tax basis and excluding interest expense on debt. Segment income excludes certain other items which we believe are not indicative of our core operations, such as income taxes and net realized investment gains and losses, including net gains and losses on certain derivative instruments. Such gains and losses are excluded since they are determined by interest rates, financial markets and the timing of sales. Also, segment income excludes net gains and losses on disposals of businesses, discontinued operations, costs to acquire businesses, restructuring costs, extraordinary items, the cumulative effect of accounting changes and certain other items. Although the items excluded from segment income may be significant components in understanding and assessing our financial performance, we believe a discussion of segment income enhances an investor’s understanding of our results of operations by segregating income attributable to the core operations of the business. However, segment income should not be construed as a substitute for net income determined in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

Catastrophe losses and prior year reserve development are significant components in understanding and assessing the financial performance of our business. Management reviews and evaluates catastrophes and prior year reserve development separate from the other components of earnings. Catastrophes and prior-year reserve development are not predictable as to timing or the amount that will affect the results of our operations and have affected our results in the past few years. Management believes that providing certain financial metrics and trends excluding the effects of catastrophes and prior year reserve development helps investors to understand the variability in periodic earnings and to evaluate the underlying performance of our operations.

2011 Compared to 2010

Our consolidated net income was $37.1 million in 2011, compared to $154.8 million in 2010. The $117.7 million decrease is primarily driven by an increase in catastrophe losses and non-catastrophe weather-related activity, partially offset by income from our Chaucer segment. Additionally, in the year ended December 31, 2011, advisory, legal, and accounting costs associated with the acquisition of Chaucer and other acquisition expenses totaled $16.4 million. We also recorded an $11.3 million loss in connection with a foreign exchange contract entered into in connection with the acquisition of Chaucer, which was partially offset by net foreign exchange gains of $6.7 million.

2010 Compared to 2009

Our consolidated net income was $154.8 million in 2010, compared to $197.2 million in 2009. The $42.4 million decrease is primarily driven by higher catastrophe losses, which increased $39.9 million, net of taxes. Results in 2009 included a $34.5 million pre-tax gain ($22.3 million, net of taxes) associated with a tender offer, whereby we repurchased at a discount a portion of our mandatorily redeemable preferred securities and our senior debentures. In 2010, we repurchased junior debentures which resulted in a $2.0 million loss. In addition, earnings from our discontinued operations decreased by $7.8 million. Partially offsetting these decreases was a $28.3 million increase in net realized investment gains, from a gain of $1.4 million in 2009, to a gain of $29.7 million in 2010.

The following table reflects segment income as determined in accordance with GAAP and a reconciliation of total segment income to consolidated net income.

For The Years Ended December 31	2011	2010	2009
(in millions)
Segment income (loss) before income taxes:
Commercial Lines	$18.0	$111.2	$189.7
Personal Lines	22.7	113.0	76.4
Chaucer	32.3	—	—
Other Property and Casualty	(0.5)	3.5	4.0

Total	72.5	227.7	270.1
Interest expense on debt	(55.0)	(44.3)	(35.1)

Total segment income before income taxes	17.5	183.4	235.0
Income tax expense on segment income	(2.9)	(61.2)	(77.5)
Net realized investment gains	28.1	29.7	1.4
Net gain (loss) from retirement of debt	(2.3)	(2.0)	34.5
Costs related to acquired businesses	(16.4)	—	—
Loss on derivative instruments	(11.3)	—	—
Net foreign exchange gains	6.7	—	—
Income tax benefit (expense) on non-segment items	12.5	3.3	(5.6)

Income from continuing operations, net of taxes	31.9	153.2	187.8
Gain from discontinued operations, net of taxes	5.2	1.6	9.4

Net income	$37.1	$154.8	$197.2

SEGMENT RESULTS

The following is our discussion and analysis of the results of operations by business segment. The segment results are presented before interest expense, taxes and other items which management believes are not indicative of our core operations, including realized gains and losses.

The following table summarizes the results of operations for the periods indicated:

FOR THE YEARS ENDED DECEMBER 31	2011	2010	2009
(in millions)
Segment revenues

Net premiums written	$3,593.4	$3,048.0	$2,608.7

Net premiums earned	3,598.6	2,841.0	2,546.4
Net investment income	258.2	247.2	251.7
Other income	51.9	38.9	38.6

Total segment revenues	3,908.7	3,127.1	2,836.7

Losses and operating expenses
Losses and LAE	2,550.8	1,856.3	1,639.2
Policy acquisition expenses	854.0	669.0	581.3
Other operating expenses	431.4	374.1	346.1

Total losses and operating expenses	3,836.2	2,899.4	2,566.6

Segment income before interest expense and income taxes	$72.5	$227.7	$270.1

2011 Compared to 2010

Segment income was $72.5 million for the year ended December 31, 2011, compared to $227.7 million for the year ended December 31, 2010, a decrease of $155.2 million. Chaucer’s results accounted for $32.3 million of segment income for the year ended December 31, 2011. Catastrophe related activity for our Commercial and Personal Lines businesses was $312.1 million for the year ended December 31, 2011, compared to $160.3 million for the same period in 2010, an increase of $151.8 million. Excluding the impact of catastrophe related activity, earnings for our Commercial and Personal Lines businesses would have decreased by $35.7 million. This decrease was primarily due to higher non-catastrophe weather-related losses and LAE and lower favorable development on prior years’ loss and LAE reserves, partially offset by growth in earned premium and the resulting positive effect on our expense ratio and what we believe is an underlying improvement in our mix of business. Favorable development on prior years’ loss and LAE reserves for the year ended December 31, 2011 was $67.8 million compared to $111.1 million in the prior year, a decrease of $43.3 million.

Net premiums written grew by $545.4 million for the year ended December 31, 2011, compared to the year ended December 31, 2010, and net premiums earned grew by $757.6 million. Chaucer accounted for $428.8 million of net premiums written and $506.3 million of net premiums earned for the year ended December 31, 2011. The balance of the growth in net premiums written is attributable to Commercial Lines. A significant portion of the increase in net premiums earned in Commercial Lines is a result of the growth in net premiums written in 2010 following the OneBeacon renewal rights transaction, as well as growth in our AIX program business and in various niche and segmented businesses.

2010 Compared to 2009

Segment income was $227.7 million for the year ended December 31, 2010, compared to $270.1 million for the year ended December 31, 2009, a decrease of $42.4 million. Catastrophe related activity for our Commercial and Personal Lines businesses was $160.3 million for the year ended December 31, 2010, compared to $98.9 million for the same period in 2009, an increase of $61.4 million. This increase was primarily related to several severe hail, wind and thunderstorm events, particularly in the first half of 2010. Excluding the impact of catastrophe related activity, segment income would have increased by $19.0 million. This increase was primarily due to more favorable current accident year loss results with improvements in both Commercial and Personal Lines, partially offset by lower favorable development on prior years’ loss and LAE reserves, higher expenses and slightly lower net investment income. Favorable development on prior years’ loss and LAE reserves for the year ended December 31, 2010 was $111.1 million compared to $155.3 million in the prior year, a decrease of $44.2 million.

PRODUCTION AND UNDERWRITING RESULTS

The following table summarizes net premiums written and loss, LAE, expense and combined ratios for the Commercial Lines, Personal Lines and Chaucer segments. Results for Chaucer reflect the period from July 1, 2011 to December 31, 2011. Loss and LAE, catastrophe loss and combined ratios include prior year reserve development. These items are not meaningful for our Other Property and Casualty segment.

	FOR THE YEAR ENDED DECEMBER 31, 2011
(dollars in millions)	Gross Written Premium	Net Written Premium	Net Earned Premium	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$1,938.0	$1,703.1	$1,641.7	9.0	68.2	38.9	107.1
Personal Lines	1,561.3	1,461.2	1,450.5	11.3	77.1	27.1	104.2
Chaucer	559.6	428.8	506.3	9.8	61.9	35.9	97.8

Total	$4,058.9	$3,593.1	$3,598.5	10.0	70.8	33.8	104.6

	FOR THE YEAR ENDED DECEMBER 31, 2010
(dollars in millions)	Gross Written Premium	Net Written Premium	Net Earned Premium	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$1,798.5	$1,584.8	$1,373.4	4.5	59.1	42.2	101.3
Personal Lines	1,559.8	1,462.9	1,467.3	6.7	71.3	27.8	99.1

Total	$3,358.3	$3,047.7	$2,840.7	5.6	65.3	34.8	100.1

	FOR THE YEAR ENDED DECEMBER 31, 2009
(dollars in millions)	Gross Written Premium	Net Written Premium	Net Earned Premium	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$1,352.9	$1,136.3	$1,084.8	2.6	52.8	41.3	94.1
Personal Lines	1,562.5	1,472.2	1,461.3	4.8	73.8	28.3	102.1

Total	$2,915.4	$2,608.5	$2,546.1	3.9	64.3	33.8	98.2

The following table summarizes net premiums written, and loss and LAE and catastrophe loss ratios by line of business for the Commercial Lines and Personal Lines segments. Loss and LAE and catastrophe loss ratios include prior year reserve development.

	FOR THE YEAR ENDED DECEMBER 31, 2011
(dollars in millions)	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios
Commercial Lines:
Commercial multiple peril	$569.5	74.6	19.3
Commercial automobile	248.9	65.1	1.0
Workers’ compensation	174.5	65.9	—
Other commercial	710.2	64.4	5.7

Total Commercial Lines	1,703.1	68.2	9.0

Personal Lines:

Personal automobile	910.5	72.5	1.3

Homeowners	507.2	88.1	30.0

Other personal	43.5	50.2	7.9

Total Personal Lines	1,461.2	77.1	11.3

Total	$3,164.3	72.4	10.1

	FOR THE YEAR ENDED DECEMBER 31, 2010
(dollars in millions)	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios
Commercial Lines:
Commercial multiple peril	$559.8	61.9	9.7
Commercial automobile	246.1	59.0	0.3
Workers’ compensation	161.3	60.6	—
Other commercial	617.6	56.2	2.9

Total Commercial Lines	1,584.8	59.1	4.5

Personal Lines:

Personal automobile	935.1	72.1	1.0

Homeowners	485.5	72.3	18.4

Other personal	42.3	42.3	3.3

Total Personal Lines	1,462.9	71.3	6.7

Total	$3,047.7	65.3	5.6

	FOR THE YEAR ENDED DECEMBER 31, 2009
(dollars in millions)	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios
Commercial Lines:
Commercial multiple peril	$366.7	58.3	6.5
Commercial automobile	187.3	56.2	0.6
Workers’ compensation	109.7	44.1	—
Other commercial	472.6	48.6	1.0

Total Commercial Lines	1,136.3	52.8	2.6

Personal Lines:

Personal automobile	967.9	74.1	0.4

Homeowners	464.3	76.1	14.7

Other personal	40.0	37.5	2.3

Total Personal Lines	1,472.2	73.8	4.8

Total	$2,608.5	64.4	3.9

The following table summarizes premiums written on a gross and net basis and net premiums earned by line of business for the Chaucer segment.

	FOR THE SIX MONTHS ENDED DECEMBER 31, 2011
(in millions)	Gross Written Premium	Net Written Premium	Net Earned Premium
Chaucer:
Marine and aviation	$140.0	$107.4	$119.0
U.K. motor	139.8	121.8	124.4
Energy	97.2	66.7	82.6
Property	94.8	72.8	121.7
Casualty and other	87.8	60.1	58.6

Total Chaucer	$559.6	$428.8	$506.3

The following table summarizes GAAP underwriting results for the Commercial Lines, Personal Lines, Chaucer and Other Property and Casualty segments and reconciles it to segment income. Results for Chaucer reflect the period from July 1, 2011 to December 31, 2011.

	FOR THE YEAR ENDED DECEMBER 31, 2011
(in millions)	Commercial Lines	Personal Lines	Chaucer	Other Property and Casualty	Total
GAAP underwriting profit (loss), excluding prior year reserve development and catastrophes	$(7.6)	$57.7	$25.3	$(0.4)	$75.0
Prior year favorable loss and LAE reserve development	34.7	33.0	35.5	0.1	103.3
Pre-tax catastrophe effect	(148.4)	(163.7)	(49.5)	—	(361.6)

GAAP underwriting profit (loss)	(121.3)	(73.0)	11.3	(0.3)	(183.3)
Net investment income	136.5	92.1	16.9	12.7	258.2
Fees and other income	20.7	13.3	10.9	7.0	51.9
Other operating expenses	(17.9)	(9.7)	(6.8)	(19.9)	(54.3)

Segment income (loss) before income taxes	$18.0	$22.7	$32.3	$(0.5)	$72.5

	FOR THE YEAR ENDED DECEMBER 31, 2010
(in millions)	Commercial Lines	Personal Lines	Other Property and Casualty	Total
GAAP underwriting profit (loss), excluding prior year reserve development and catastrophes	$(20.5)	$51.5	$—	$31.0
Prior year favorable loss and LAE reserve development	61.5	48.8	0.8	111.1
Pre-tax catastrophe effect	(61.6)	(98.7)	—	(160.3)

GAAP underwriting profit (loss)	(20.6)	1.6	0.8	(18.2)
Net investment income	129.9	102.9	14.4	247.2
Fees and other income	19.0	13.6	6.3	38.9
Other operating expenses	(17.1)	(5.1)	(18.0)	(40.2)

Segment income before income taxes	$111.2	$113.0	$3.5	$227.7

	FOR THE YEAR ENDED DECEMBER 31, 2009
(in millions)	Commercial Lines	Personal Lines	Other Property and Casualty	Total
GAAP underwriting profit (loss), excluding prior year reserve development and catastrophes	$(14.6)	$(12.7)	$(0.1)	$(27.4)
Prior year favorable loss and LAE reserve development	104.1	39.4	11.8	155.3
Pre-tax catastrophe effect	(28.6)	(70.3)	—	(98.9)

GAAP underwriting profit (loss)	60.9	(43.6)	11.7	29.0
Net investment income	125.6	109.6	16.5	251.7
Fees and other income	18.4	14.4	5.8	38.6
Other operating expenses	(15.2)	(4.0)	(30.0)	(49.2)

Segment income before income taxes	$189.7	$76.4	$4.0	$270.1

2011 Compared to 2010

Commercial Lines

Commercial Lines net premiums written was $1,703.1 million for the year ended December 31, 2011, compared to $1,584.8 million for the year ended December 31, 2010. This $118.3 million increase was primarily driven by growth in our specialty businesses, particularly in our AIX program business, which accounted for $57.1 million of this growth. Also benefiting the overall growth comparison in net premiums written were modest rate increases.

Commercial Lines underwriting loss for the year ended December 31, 2011 was $121.3 million, compared to $20.6 million for the year ended December 31, 2010, an increase in losses of $100.7 million. This was due to higher weather-related losses and LAE, including catastrophes, and decreased favorable development on prior years loss and LAE reserves, partially offset by growth in earned premium and the resulting positive effect on our expense ratio. Catastrophe losses for the year ended December 31, 2011 were $148.4 million, primarily due to Hurricane Irene during the third quarter, significant tornado, hail and windstorm activity in the second quarter and winter storms in the first quarter, compared to $61.6 million for the year ended December 31, 2010, an increase of $86.8 million. Favorable development on prior years’ loss and LAE reserves for the year ended December 31, 2011 was $34.7 million, compared to $61.5 million for the year ended December 31, 2010, a decrease of $26.8 million. Included in 2010 results was $7.5 million of favorable LAE development, principally related to a change in the cost factors used for establishing unallocated LAE reserves.

Commercial Lines underwriting loss, excluding catastrophe and prior year loss and LAE reserve development, for the year ended December 31, 2011, was $7.6 million, compared to $20.5 million for the year ended December 31, 2010. This $12.9 million improvement resulted from growth in earned premium and the resulting positive effect on our expense ratio, and from what we believe to be an improved mix of business. Partially offsetting the effect of this growth were higher non-catastrophe weather-related losses and LAE, and higher losses in our surety business. The higher level of earned premiums primarily resulted from our 2010 OneBeacon transaction, from growth in our AIX program business, and from other growth initiatives.

Our ability to increase Commercial Lines net premiums written while maintaining or improving underwriting results may be affected by competition and the current challenging economic environment.

Personal Lines

Personal Lines net premiums written for the year ended December 31, 2011 was $1,461.2 million, compared to $1,462.9 million for the year ended December 31, 2010, a decrease of $1.7 million. The most significant factors contributing to this small decrease were actions we have taken to reduce our market concentration in Louisiana, and our continued focus on driving profit improvement in our core states through both rate increases and more selective portfolio management, resulting in lower new business activity. These decreases were partially offset by higher rates in both our personal automobile and homeowners lines, and by a net premiums written increase of 7.1% in our target growth states. Continued increases in premium are expected in our target growth states as we seek to improve profitability in those states and diversify from our core states.

Net premiums written in the personal automobile line of business declined 2.6%, primarily as a result of fewer policies in force in Michigan, Massachusetts, New York and Florida. We attribute the decrease in policies in force to more selective portfolio management, and to rate increases we have implemented despite the competitive pricing environment. Net premiums written in the homeowners line of business increased 4.5%, resulting primarily from rate increases.

Personal Lines underwriting loss for the year ended December 31, 2011 was $73.0 million, compared to a profit of $1.6 million for the year ended December 31, 2010, a decrease of $74.6 million. This decrease is due to higher weather-related losses and LAE, including catastrophes, and to decreased favorable development on prior years loss and LAE reserves, partially offset by lower operating expenses. Catastrophe losses were $163.7 million for the year ended December 31, 2011, including significant winter storms, tornado, hail and windstorm activity in the first half of the year and Hurricane Irene during the third quarter, compared to $98.7 million for the year ended December 31, 2010, an increase of $65.0 million. Favorable development on prior years’ loss and LAE reserves was $33.0 million for the year ended December 31, 2011, compared to $48.8 million for the year ended December 31, 2010, a decrease of $15.8 million. Included in 2010 results was $2.3 million of favorable LAE development, principally related to a change in the cost factors used for establishing unallocated LAE reserves.

Personal Lines underwriting profit, excluding prior year loss and LAE reserve development and catastrophes, was $57.7 million for the year ended December 31, 2011, compared to $51.5 million for the year ended December 31, 2010, an increase of $6.2 million. This increase in non-catastrophe current accident year results was primarily due to lower operating expenses and what we believe is an improved mix of business, partially offset by non-catastrophe weather-related losses.

Although we have been able to obtain rate increases in our Personal Lines markets, our ability to maintain and increase Personal Lines net written premium and to maintain and improve underwriting results could be affected by price competition, regulatory and legal developments and the current challenging economic conditions, particularly in Michigan, which is our largest state. Our rate actions have adversely affected our ability to increase our policies in force and new business, particularly in our core states and in Florida. There is no assurance that we will be able to maintain our current level of production or maintain or increase rates in light of the highly competitive environment. We may also implement various rate, underwriting, and other actions to create capacity for growing partner agent account business, reduce our property concentrations, and with a view to increasing our longer-term profitability. Such events may affect our ability to grow.

Chaucer

Chaucer’s net premiums written was $428.8 million for the six months ended December 31, 2011. By line of business, Chaucer’s net premiums written were comprised of 28.4% U.K. motor, 25.0% marine and aviation, 17.0% property, 15.6% energy and 14.0% casualty and other lines. This business mix reflects our specialist underwriting strategy and active management of our portfolio.

Chaucer’s underwriting profit for the six months ended December 31, 2011 was $11.3 million. Catastrophe losses for the six months ended December 31, 2011 were $49.5 million, principally due to floods in Thailand and Denmark. Favorable development on prior years’ loss and LAE reserves for the six months ended December 31, 2011 was $35.5 million.

Chaucer’s underwriting profit, excluding prior year loss and LAE development and catastrophes, was $25.3 million in the six months ended December 31, 2011. Underwriting expenses of $181.8 million represented 35.9% of earned premium.

We currently expect to achieve rate increases for a majority of Chaucer lines in 2012. Recent natural catastrophe losses, particularly those affecting the U.S., New Zealand, Japan and Thailand, are triggering rate increases in the majority of catastrophe-exposed territories. We also expect to see terms and conditions improve in our energy portfolio as markets respond to losses in 2011. We expect our casualty and aviation accounts to remain challenging, with over-capacity affecting pricing. In our U.K. motor account, which has experienced significant price increases since 2010, we expect more modest rate increases in 2012, although we anticipate these will exceed claims inflation. There can be no assurance that we will be able to maintain or increase our rates in light of economic and regulatory conditions in our markets.

Other Property and Casualty

Other Property and Casualty segment loss for the year ended December 31, 2011 was $0.5 million, compared to a profit of $3.5 million for the year ended December 31, 2010. The $4.0 million decrease is primarily due to lower net investment income and less favorable development in our run-off voluntary pools.

2010 Compared to 2009

Commercial Lines

Commercial Lines net premiums written was $1,584.8 million for the year ended December 31, 2010, compared to $1,136.3 million for the year ended December 31, 2009. This $448.5 million increase was primarily driven by increased premiums associated with the OneBeacon renewal rights transaction of $289.1 million, and growth in our managed program business through AIX, which accounted for $63.9 million, as well as growth in various niche and segmented businesses. Also benefiting the overall growth comparison in net premiums written was a slight improvement in rate.

Commercial Lines underwriting loss for the year ended December 31, 2010 was $20.6 million, compared to a profit of $60.9 million for the year ended December 31, 2009, a decrease of $81.5 million. This decrease was primarily due to a reduction in favorable prior year loss and LAE reserve development, increased catastrophe losses resulting from several severe hail, wind and thunderstorm events, and to higher expenses, partially offset by more favorable current accident year loss results. Catastrophe losses for the year ended December 31, 2010 were $61.6 million, compared to $28.6 million for the year ended December 31, 2009, an increase of $33.0 million. This increase was primarily in our commercial multiple peril line.

Favorable development on prior years’ loss and LAE reserves for the year ended December 31, 2010 was $61.5 million, compared to $104.1 million for the year ended December 31, 2009, a decrease of $42.6 million. This change was primarily related to our surety bonds, workers’ compensation, and commercial multiple peril lines. Included in the current year results was $7.5 million of favorable LAE development, principally related to a change in the cost factors used for establishing unallocated LAE reserves. LAE in 2009 includes a benefit of $18.0 million, including $14.4 million associated with prior accident years, related to a change in our unallocated loss adjustment expense reserving methodology.

Commercial Lines underwriting loss, excluding prior year loss and LAE reserve development and catastrophes, for the year ended December 31, 2010, was $20.5 million, compared to $14.6 million for the year ended December 31, 2009. This $5.9 million increase in losses was primarily due to increased operating expenses, principally attributable to costs associated with our westward expansion initiative, increased variable compensation, and increased costs in our specialty business. These factors were partially offset by more favorable current accident year loss results, primarily in our surety bond and commercial multiple peril businesses.

Personal Lines

Personal Lines net premiums written for the year ended December 31, 2010 was $1,462.9 million, compared to $1,472.2 million for the year ended December 31, 2009, a decrease of $9.3 million. The most significant factor contributing to lower net premiums written is our continued focus on driving profit improvement in our core states, resulting in lower new business activity. Policies in force in our core states decreased 7% in 2010. This was largely offset by our efforts to diversify our Personal Lines business into targeted growth states. Policies in force in our target growth states increased 4% in 2010.

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

Personal Lines underwriting profit for the year ended December 31, 2010 was $1.6 million, compared to a loss of $43.6 million for the year ended December 31, 2009, an increase of $45.2 million. This increase was primarily due to more favorable current accident year loss results, principally resulting from benign loss trends, which we attribute to improved non-catastrophe weather, and improvement in our mix of business, shifting to a greater proportion of whole account business, continued rate increases in both personal automobile and homeowners lines, and to lower expenses. These were partially offset by increased catastrophe losses due to several severe hail, wind, and thunderstorm events. Catastrophe losses were $98.7 million for the year ended December 31, 2010, compared to $70.3 million for the year ended December 31, 2009, an increase of $28.4 million.

Favorable development on prior years’ loss and LAE reserves was $48.8 million for the year ended December 31, 2010, compared to $39.4 million for the year ended December 31, 2009, an increase of $9.4 million. Included in the current year results was $2.3 million of favorable LAE development, principally related to a change in the cost factors used for establishing unallocated loss adjustment expense reserves. LAE in 2009 included a benefit of $2.0 million, including $1.6 million associated with prior accident years, related to a change in our unallocated loss adjustment expense reserving methodology.

Personal Lines underwriting profit, excluding prior year loss and LAE reserve development and catastrophes, was $51.5 million for the year ended December 31, 2010, compared to a loss of $12.7 million for the year ended December 31, 2009, an increase of $64.2 million. This increase was primarily due to more favorable current accident year loss results, principally resulting from lower frequency of losses, which we attribute to improved non-catastrophe weather and benign loss trends. Additionally, we experienced an improvement in our mix of business, shifting to a greater proportion of whole account business, as well as continued rate increases in both the personal automobile and homeowners lines. Also, underwriting and other operating expenses decreased, primarily due to lower pension costs, the favorable resolution of a loss contingency and to lower technology costs.

Other Property and Casualty

Other Property and Casualty segment income for the year ended December 31, 2010 was $3.5 million, compared to $4.0 million for the year ended December 31, 2009. The $0.5 million decrease is primarily due to lower favorable development in our run-off voluntary pools, partially offset by lower pension costs in 2010.

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

IBNR reserves are estimated by management and our reserving actuaries on an aggregate basis for each line of business or coverage for loss and loss expense liabilities not reflected within the case reserves. The sum of the case reserves and the IBNR reserves represents our estimate of total unpaid losses and loss adjustment expenses.

We regularly review our loss reserves using a variety of industry accepted analytical techniques. We update the loss reserves as historical loss experience develops, additional claims are reported and resolved and new information becomes available. Net changes in loss reserves are reflected in operating results in the period in which the reserves are changed.

IBNR reserves are generally calculated by first projecting the ultimate cost of all claims that have occurred or are expected to occur in the future and then subtracting reported losses and loss expenses. Reported losses include cumulative paid losses and loss expenses plus case reserves. The IBNR reserve includes a provision for claims that have occurred but have not yet been reported to us, some of which may not yet be known to the insured, as well as a provision for future development on reported claims. IBNR represents a significant proportion of our total net loss reserves, particularly for long-tail liability classes. In fact, approximately 42% of our aggregate net loss reserves at December 31, 2011 were for IBNR losses and loss expenses.

Management’s process for establishing loss reserves is a comprehensive process that involves input from multiple functions throughout our organization, including finance, actuarial, claims, legal, underwriting, distribution and business operations management. The process incorporates facts currently known and the present, and in some cases, the anticipated, state of the law and coverage litigation. Based on information currently available, we believe that the aggregate loss reserves at December 31, 2011 were adequate to cover claims for losses that had occurred as of that date, including both those known to us and those yet to be reported. However, as described below, there are significant uncertainties inherent in the loss reserving process. Our estimate of the ultimate liability for losses that had occurred as of December 31, 2011 is expected to change in future periods as we obtain further information, and such changes could have a material effect on our results of operations and financial condition.

Critical Judgments and Key Assumptions

We determine the amount of our loss reserves based on an estimation process that is very complex and uses information from both company specific and industry data, as well as general economic and other information. The estimation process is a combination of objective and subjective information, the blending of which requires significant professional judgment. There are various assumptions required, including future trends in frequency and severity of claims, operational changes in claim handling, and trends related to general economic and social conditions. Informed subjective estimates and judgments as to our ultimate exposure to losses are an integral component of our loss reserve estimation process.

Given the inherent complexity of our loss reserve estimation process and the potential variability of the assumptions used, the actual emergence of losses will vary, perhaps substantially, from the estimate of losses included in our financial statements, particularly in those instances where settlements or other claim resolutions do not occur until well into the future. Our net loss reserves at December 31, 2011 were $3.8 billion. Therefore, a relatively small percentage change in the estimate of net loss reserves would have a material effect on our results of operations.

There is greater inherent uncertainty in estimating insurance reserves for certain types of property and casualty insurance lines, particularly liability lines, where a longer period of time may elapse before a definitive determination of ultimate liability and losses may be made. In addition, the technological, judicial, regulatory and political climates involving these types of claims are continuously evolving. There is also greater uncertainty in establishing reserves with respect to business that is new to us, particularly new business which is generated with respect to newly introduced product lines, by newly appointed agents or in geographies in which we have less experience in conducting business, such as the program business written by our AIX subsidiary, Chaucer’s international liability lines, our new professional liability specialty lines, and business written in the western part of the United States. In some of these cases, there is less historical experience or knowledge and less data upon which we can rely. A combination of business that is both new to us and has longer development periods, provides even greater uncertainty in estimating insurance reserves. Historically, we have limited the issuance of long-tailed other liability policies, including directors and officers (“D&O”) liability, errors and omissions (“E&O”) liability and medical professional liability. With the acquisition of Hanover Professionals in 2007, which writes lawyers professional E&O coverage, the acquisition of Campania in 2010, which writes medical professional liability and product liability coverages, and the introduction of new specialty coverages, such as our other professional management liability products, we are increasing, and expect to continue to increase, our exposure to longer tailed liability lines, including D&O coverages. The Chaucer business acquired this year contains several international and U.S. liability lines, of which financial institution and professional liability, international liability and energy liability, contribute the most uncertainty.

We regularly update our reserve estimates as new information becomes available and additional events occur which may impact the resolution of unsettled claims. Reserve adjustments are reflected in the results of operations as adjustments to losses and LAE. Often, these adjustments are recognized in periods subsequent to the period in which the underlying policy was written and the loss event occurred. When these types of subsequent adjustments affect prior years, they are described separately as “prior year reserve development”. Such development can be either favorable or unfavorable to our financial results and may vary by line of business. As discussed below, estimated loss and LAE reserves for claims occurring in prior years developed favorably by $103.3 million, $111.1 million, and $155.3 million for the years ended December 31, 2011, 2010, and 2009, respectively. However, we have experienced unfavorable development in prior years and there can be no absolute assurance that current loss and LAE reserves will be sufficient.

We regularly review our reserving techniques, our overall reserving position and our reinsurance. Based on (i) our review of historical data, legislative enactments, judicial decisions, legal developments in impositions of damages and policy coverage, political attitudes and trends in general economic conditions, (ii) our review of per claim information, (iii) our historical loss experience and that of the industry, (iv) the nature of policies written by us, and (v) our internal estimates of required reserves, we believe that adequate provision has been made for loss reserves. However, establishment of appropriate reserves is an inherently uncertain process and there can be no certainty that current established reserves will prove adequate in light of subsequent actual experience. A significant change to the estimated reserves could have a material impact on our results of operations and financial position. An increase or decrease in reserve estimates would result in a corresponding decrease or increase in financial results. For example, each one percentage point change in the aggregate loss and LAE ratio resulting from a change in reserve estimation is currently projected to have an approximate $36 million impact on segment income, based on 2011 full year premiums.

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

Some risk factors affect multiple lines of business. Examples include changes in claim department practices, changes in settlement patterns, regulatory and legislative actions, court actions, timeliness of claim reporting, state mix of claimants, and degree of claimant fraud. Additionally, there is also a higher degree of uncertainty due to growth in our newly acquired businesses, with respect to which we have less familiarity and, in some cases, limited historical claims experience. The extent of the impact of a risk factor will also vary by components within a line of business. Individual risk factors are also subject to interactions with other risk factors within line of business components. Thus, risk factors can have offsetting or compounding effects on required reserves.

Inflation generally increases the cost of losses covered by insurance contracts. The effect of inflation varies by product. Our property and casualty insurance premiums are established before the amount of losses and LAE and the extent to which inflation may affect such expenses are known. Consequently, we attempt, in establishing rates and reserves, to anticipate the potential impact of inflation in the projection of ultimate costs. For example, we have experienced increasing medical and attendant care costs, including those associated with automobile personal injury protection claims, particularly in Michigan, as well as in our workers’ compensation line in most states. Also, the U.K. motor business written by Chaucer recently has experienced high levels of claims inflation and increases in potential fraud-type claims. These increases are reflected in our current reserve estimates, but continued increases could contribute to increased losses and LAE in the future.

We are also defendants in various litigation matters, including putative class actions, which may claim punitive damages, bad faith or extra-contractual damages, legal fees and interest, or claim a broader scope of policy coverage than our interpretation. Resolution of these cases are often highly unpredictable and could involve material unanticipated damage awards.

Loss and LAE Reserves by Line of Business

Reserving Process Overview

Our loss reserves include amounts related to short-tail and long-tail classes of business. “Tail” refers to the time period between the occurrence of a loss and the final settlement of the claim. The longer the time span between the incidence of a loss and the settlement of the claim, the more the ultimate settlement amount is likely to vary from our original estimate.

Short-tail classes consist principally of automobile physical damage, homeowners property, commercial property and marine business. The Chaucer business, while having a longer tail on average than the our traditional U.S. business, contains a substantial book of U.K. motor property damage, worldwide property insurance and reinsurance business, including certain high excess property layers, marine property, aviation property and energy property business which has relatively short development patterns. For these property coverages, claims are generally reported and settled shortly after the loss occurs because the claims relate to tangible property and are more likely to be discovered shortly after the loss occurs and property losses are often more easily valued. Consequently, the estimation of loss reserves for these classes is generally less complex. However, this is less true for our Chaucer reinsurance business and high excess property layers where there is often a longer period of time between the date a claim is incurred and the date the claim is reported compared with our direct insurance operations. Therefore, the risk of delayed recognition of loss reserve development is higher for our assumed reinsurance and high excess property layers than for our direct insurance lines.

While we estimate that a majority of our written premium is in what we would characterize as shorter tailed classes of business, most of our loss reserves relate to longer tail liability classes of business. Long-tailed classes include commercial liability, automobile liability, workers’ compensation and other types of third party coverage. Chaucer business longer tailed lines include aviation liability, marine liability, energy liability, nuclear liability, U.K. motor medical and liability, international liability, specialist liability, and financial institutions and professional liability. For many liability claims, significant periods of time, ranging up to several years or more, may elapse between the occurrence of the loss, the discovery and reporting of the loss to us and the settlement of the claim. As a result, loss experience in the more recent accident years for long-tailed liability coverage has limited statistical credibility because a relatively small proportion of losses in these accident years are reported claims and an even smaller proportion are paid losses. An accident year is the calendar year in which a loss is incurred. Liability claims are also more susceptible to litigation and can be significantly affected by changing contract interpretations, the legal environment and the risk and expense of protracted litigation. Consequently, the estimation of loss reserves for these coverages is more complex and typically subject to a higher degree of variability compared to short-tail coverages.

Most of our indirect business from voluntary and involuntary pools is long-tailed casualty reinsurance. Reserve estimates for this business are therefore subject to the variability caused by extended loss emergence periods. The estimation of loss reserves for this business is further complicated by delays between the time the claim is reported to the ceding insurer and when it is reported by the ceding insurer to the pool manager and then to us, and by our dependence on the quality and consistency of the loss reporting by the ceding company and actuarial estimates by the pool manager.

A comprehensive review of loss reserves for each of the classes of business which we write is conducted regularly, generally quarterly. This review process takes into consideration a variety of trends that impact the ultimate settlement of claims. Where appropriate, the review includes a review of overall payment patterns and the emergence of paid and reported losses relative to expectations.

The loss reserve estimation process relies on the basic assumption that past experience, adjusted for the effects of current developments and likely trends, is an appropriate basis for predicting future outcomes. As part of this process, we use a variety of analytical methods that consider experience, trends and other relevant factors. Within the comprehensive loss reserving process, standard actuarial methods which include: (1) loss development factor methods; (2) expected loss methods (Bornheutter-Ferguson); and (3) adjusted loss methods (Berquist-Sherman), are given due consideration. These methods are described below:

•

Loss development factor methods generally assume that the losses yet to emerge for an accident year are proportional to the paid or reported loss amount observed to date. Historical patterns of the development of paid and reported losses by accident year can be predictive of the expected future patterns that are applied to current paid and reported losses to generate estimated ultimate losses by accident year.

•

Bornheutter-Ferguson methods utilize the product of the expected ultimate losses times the proportion of ultimate losses estimated to be unreported or unpaid (to calculate IBNR directly). The expected ultimate losses are based upon current estimates of ultimate losses from prior accident years, adjusted to reflect expected earned premium, current rating, claims cost levels and changes in business mix. The expected losses, and corresponding loss ratios, are a critical component of Bornheutter-Ferguson methodologies and provide a general reasonability guide.

•

Berquist-Sherman methods are used for estimating reserves in business lines where historical development patterns may be deemed less reliable for more recent accident years’ ultimate losses. Under these methods, patterns of historical paid or reported losses are first adjusted to reflect current payment settlement patterns and case reserve adequacy and then evaluated in the same manner as the loss development factor methods described above. The reported loss development factor method can be less appropriate when the adequacy of case reserves suddenly changes, while the paid loss development factor method can likewise be less appropriate when settlement patterns suddenly change.

In addition to the methods described above, various tailored reserving methodologies are used for certain businesses. For example, for some low volume and high volatility classes of business, special reserving techniques are utilized that estimate IBNR by selecting the loss ratio that balances actual reported losses to expected reported losses as defined by the estimated underlying reporting pattern. Also, for some classes with long exposure periods (e.g. energy construction, engineering and political risks), earnings patterns plus an estimated reporting lag applied to the Bornheutter-Ferguson initial expected loss ratio are used to estimate IBNR. This is done in order to reflect the changing average exposure periods by policy year (and consequently accident year).

In completing the loss reserve analysis, a variety of assumptions must be made for each line of business, coverage and accident year. Each estimation method has its own pattern, parameter and/or judgmental dependencies, with no estimation method being better than the others in all situations. The relative strengths and weaknesses of the various estimation methods, when applied to a particular class of business, can also change over time, depending on the underlying circumstances. In many cases, multiple estimation methods will be valid for the particular facts and circumstances of the relevant class of business. The manner of application and the degree of reliance on a given method will vary by line of business and coverage, and by accident year based on an evaluation of the above dependencies and the potential volatility of the loss frequency and severity patterns. The estimation methods selected or given weight at a particular valuation date are those that are believed to produce the most reliable indication for the loss reserves being evaluated. Selections incorporate input from claims personnel, pricing actuaries, and underwriting management on loss cost trends and other factors that could affect ultimate losses.

For most classes of shorter tailed business in our Commercial and Personal Lines segments, the emergence of paid and incurred losses generally exhibits a relatively stable pattern of loss development from one accident year to the next. Thus, for these classes, the loss development factor method is generally appropriate. For many of the classes of shorter tailed business in our Chaucer segment, the emergence of paid and incurred losses may exhibit a relatively volatile pattern of loss development from one accident year to the next. In certain cases where there is a relatively low level of reliability placed on the available paid and incurred loss data, expected loss methods or adjusted loss methods are considered appropriate for the most recent accident year.

For longer tailed lines of business, applying the loss development factor method often requires even more judgment in selecting development factors, as well as more significant extrapolation. For those long-tailed lines of business with high frequency and relatively low per-loss severity (e.g., personal automobile liability), volatility will often be sufficiently modest for the loss development factor method to be given significant weight, even in the most recent accident years, but expected loss methods and adjusted loss methods are always considered and frequently utilized in the selection process. For those long-tailed lines of business with low frequency and high loss potential (e.g., commercial liability), anticipated loss experience is less predictable because of the small number of claims and erratic claim severity patterns. In these situations, the loss development factor methods may not produce a reliable estimate of ultimate losses in the most recent accident years since many claims either have not yet been reported or are only in the early stages of the settlement process. Therefore, the loss reserve estimates for these accident years are based on methods less reliant on extrapolation, such as Bornheutter-Ferguson. Over time, as a greater number of claims are reported and the statistical credibility of loss experience increases, loss development factor methods or adjusted loss methods are given increasing weight.

Management endeavors to apply as much available data as practicable to estimate the loss reserve amount for each line of business, coverage and accident year, utilizing varying assumptions, projections and methods. The ultimate outcome is likely to fall within a range of potential outcomes around this loss reserve estimated amount.

Our carried reserves for each line of business and coverage are determined based on this quarterly loss reserving process. In making the determination, we consider numerous quantitative and qualitative factors. Quantitative factors include changes in reserve estimates in the period, the maturity of the accident year, trends observed over the recent past, the level of volatility within a particular class of business, the estimated effects of reinsurance, including reinstatement premiums, general economic trends, and other factors. Qualitative factors may include legal and regulatory developments, changes in claim handling, recent entry into new markets or products, changes in underwriting practices, concerns that we do not have sufficient or quality historical reported and paid loss and LAE information with respect to a particular line or segment of our business, effects of the economy and political outlook, perceived anomalies in the historical results, evolving trends or other factors. In doing so, we must evaluate whether a change in the data represents credible actionable information or an anomaly. Such an assessment requires considerable judgment. Even if a change is determined to be apparent, it is not always possible to determine the extent of the change. As a result, there can be a time lag between the emergence of a change and a determination that the change should be partially or fully reflected in the carried loss reserves. In general, changes are made more quickly to reserves for more mature accident years and less volatile classes of business.

Reserving Process Uncertainties

As stated above, numerous factors (both internal and external) contribute to the inherent uncertainty in the process of establishing loss reserves, including changes in the rate of inflation for goods and services related to insured damages (e.g., medical care, home repairs, etc.), changes in the judicial interpretation of policy provisions, changes in the general attitude of juries in determining damage awards, legislative actions, changes in the extent of insured injuries, changes in the trend of expected frequency and/or severity of claims, changes in our book of business (e.g., change in mix due to new product offerings, new geographic areas, etc.), changes in our underwriting practices, and changes in claim handling procedures and/or systems. Regarding our indirect business from voluntary and involuntary pools, we are provided loss estimates by managers of each pool. We adopt reserve estimates for the pools that consider this information and other facts.

In addition, we must consider the uncertain effects of emerging or potential claims and coverage issues that arise as legal, judicial, social conditions, political risks, and economic conditions change. For example, claims which we consider closed may be re-opened as additional damages surface or new liability theories are presented. These and other issues could have a negative effect on our loss reserves by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims. As a result, the uncertainties inherent in estimating ultimate claim costs on the basis of past experience further complicate the already complex loss reserving process.

As part of our loss reserving analysis, we consider the various factors that contribute to the uncertainty in the loss reserving process. Those factors that could materially affect our loss reserve estimates include loss development patterns and loss cost trends, reporting lags, rate and exposure level changes, the effects of changes in coverage and policy limits, business mix shifts, the effects of regulatory and legislative developments, the effects of changes in judicial interpretations, the effects of emerging claims and coverage issues and the effects of changes in claim handling practices. In making estimates of reserves, however, we do not necessarily make an explicit assumption for each of these factors. Moreover, all estimation methods do not utilize the same assumptions and typically no single method is determinative in the reserve analysis for a line of business and coverage. Consequently, changes in our loss reserve estimates generally are not the result of changes in any one assumption. Instead, the variability will be affected by the interplay of changes in numerous assumptions, many of which are implicit to the approaches used.

For each line of business and coverage, we regularly adjust the assumptions and methods used in the estimation of loss reserves in response to our actual loss experience, as well as our judgments regarding changes in trends and/or emerging patterns. In those instances where we primarily utilize analyses of historical patterns of the development of paid and reported losses, this may be reflected, for example, in the selection of revised loss development factors. In longer tailed classes of business and for which loss experience is less predictable due to potential changes in judicial interpretations, potential legislative actions, the cost of litigation or determining liability and the ultimate loss, inflation and potential claims issues, this may be reflected in a judgmental change in our estimate of ultimate losses for particular accident years.

The Chaucer segment contains run-off business comprised of liability lines, notably financial institutions and professional liability business written by Lloyd’s Syndicate 4000. There is particular uncertainty around the reserve estimates in respect of business written in 2007 and 2008 which have been subject to claims arising out of the financial turmoil in that time period, particularly in the financial institutions book. These claims are unlikely to be settled for some time since they contain numerous coverage issues and in many cases involve class action lawsuits that are likely to take several years to resolve. We have utilized substantially all of our available reinsurance with respect to losses and LAE related to Syndicate 4000 business written in 2008.

The future impact of the various factors that contribute to the uncertainty in the loss reserving process is impossible to predict. There is potential for significant variation in the development of loss reserves, particularly for long-tailed classes of business and classes of business that are more vulnerable to economic or political risks. We do not derive statistical loss distributions or confidence levels around our loss reserve estimate, and as a result, we do not establish reserve range estimates.

Reserving Process for Catastrophe Events

The estimation of claims and claims expense reserves for catastrophes also comprises estimates of losses from reported claims and IBNR, primarily for damage to property. In general, our estimates for catastrophe reserves are determined on an event basis by considering various sources of available information, including specific loss estimates reported to us based on claim adjuster inspections, overall industry loss estimates, and our internal data regarding exposures related to the geographical location of the event. However, depending on the nature of the catastrophe, the estimation process can be further complicated by other impediments. For example, for hurricanes, complications often include the inability of insureds to promptly report losses, delays in the ability of claims adjusting staff to inspect losses, difficulties in determining whether losses are covered by our homeowners policy (generally for damage caused by wind or wind driven rain) or are specifically excluded from coverage caused by flood, and challenges in estimating additional living expenses, assessing the impact of demand surge, exposure to mold damage, and the effects of numerous other considerations. Estimates for catastrophes which occur at or near the end of a financial reporting period may be even less reliable since we will have less claims data available and little time to complete our estimation process. In such situations, we may adapt our practices to accommodate the circumstances.

For events designated as catastrophes which affect our Commercial and Personal Lines business segments, we generally calculate IBNR reserves directly as a result of an estimated IBNR claim count and an estimated average claim amount for each event. Such an assessment involves a comprehensive analysis of the nature of the event, of policyholder exposures within the affected geographic area and of available claims intelligence. Depending on the nature of the event, available claims intelligence could include surveys of field claims associates within the affected geographic area, feedback from a catastrophe claims team sent into the area, as well as data on claims reported as of the financial statement date. In addition, loss emergence from similar historical events is compared to the estimated IBNR for our current catastrophe events to help assess the reasonableness of our estimates.

For events designated as catastrophes which affect our Chaucer business segment, we initially calculate IBNR reserves using a ground up exposure by exposure analysis based on each cedant or insured. These are supported by broker supplied information, catastrophe modeling and industry event estimates. As more specific claim level data becomes available over time for each catastrophe event, these initial estimates are revised and updated by claim frequency and severity modeling as described above, as appropriate for each event.

Reserving Sensitivity Analysis

The following discussion presents disclosure related to possible variation in reserve estimates due to changes in key assumptions. This information is provided for illustrative purposes only. Many other assumptions may also lead to material reserve adjustments. If any such variations do occur, they would likely occur over a period of several years and therefore their impact on our results of operations would be spread over the same period. It is important to note, however, that there is the potential for future variations greater than the amounts described below and for any such variations to be recognized in a single quarterly or annual period. No consideration has been given to potential correlation or lack of correlation among key assumptions or among lines of business and coverage as described below. As a result and because there are so many other factors which affect our reserve estimate, it would be inappropriate to take the amounts described below and add them together in an attempt to estimate volatility in total. While we believe these are reasonably likely scenarios, the reader should not consider the following sensitivity analysis as illustrative of a reserve range.

•

Personal and Commercial Automobile Bodily Injury – reserves recorded for bodily injury on voluntary business were $437.1 million as of December 31, 2011. A key assumption for bodily injury is the inflation rate underlying the estimated reserve. A 5% change in the imbedded inflation would have changed estimated IBNR by approximately $47 million, either positive or negative, respectively, at December 31, 2011.

•

Workers’ Compensation – reserves recorded for workers’ compensation on voluntary business were $295.7 million as of December 31, 2011. A key assumption for workers’ compensation is the inflation rate underlying the estimated reserve. Given the long reporting pattern for this line of business, an additional key assumption is the amount of additional development required to reach full maturity, thereby reflecting ultimate costs, as represented by the tail factor. A 5% change in the imbedded inflation and a one point change to the tail factor assumption (e.g. 1.02 changed to 1.01 or 1.03) would have changed estimated IBNR by approximately $37 million, either positive or negative, at December 31, 2011.

•

Monoline and Multi-Peril General Liability – reserves recorded for general liability on voluntary business were $275.2 million as of December 31, 2011. A key assumption for general liability is the implied adequacy of the underlying case reserves. A ten point change in case adequacy (e.g. 10% deficiency changed to 0% or 20% deficiency) would have changed estimated IBNR by approximately $19 million, either positive or negative, at December 31, 2011.

•

Specialty Programs – reserves recorded (including allocated LAE) for the AIX Companies were $162.7 million as of December 31, 2011. A key assumption for specialty programs is the expected loss and allocated LAE ratio (“ELR”) underlying the actuarial reserve analysis. A five point change to the ELR on AIX would have changed estimated IBNR by approximately $6 million at December 31, 2011.

•

Chaucer new classes of business- an increase in the ultimate loss ratios on new classes of business (energy, engineering and international liability classes) by 5%, 10%, and 15% in the 2009 and prior, 2010, and 2011 years of account, respectively, would have increased estimated IBNR by approximately $65 million at December 31, 2011.

•

Chaucer Syndicate 4000- a nine month delay in the reporting of claims to the assumed development of Syndicate 4000 financial institution claims and doubling the probabilities of a total indemnity loss for each and every assured with potential exposure (or claims notified) to the fraud relating to Bernard L. Madoff, would have increased estimated IBNR by approximately $48 million at December 31, 2011.

•

Chaucer catastrophe events- assuming a 20% increase in estimated gross ultimate claim deterioration for the 2011 calendar year catastrophe events regarding the Japan and New Zealand earthquakes, Thailand, Denmark and Australia floods and Hurricane Irene, would have increased estimated IBNR by approximately $26 million at December 31, 2011.

Carried Reserves and Reserve Rollforward

The following table provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses (including Chaucer with respect to the six month period ended December 31, 2011).

(in millions)
For the years ended December 31	2011	2010	2009
Gross loss and LAE reserves, beginning of period	$3,277.7	$3,153.9	$3,203.1
Reinsurance recoverable on unpaid losses	1,115.5	1,060.2	988.2

Net loss and LAE reserves, beginning of period	2,162.2	2,093.7	2,214.9

Net incurred losses and LAE in respect of losses occurring in:
Current year	2,654.1	1,967.4	1,794.5
Prior years	(103.3)	(111.1)	(155.3)

Total incurred losses and LAE	2,550.8	1,856.3	1,639.2

Net payments of losses and LAE in respect of losses occurring in:
Current year	1,482.4	1,078.7	971.9
Prior years	1,010.3	738.6	788.5

Total payments	2,492.7	1,817.3	1,760.4

Purchase of Chaucer, net of reinsurance recoverable on unpaid losses of $669.6	1,631.0	—	—
Purchase of Campania	—	29.5	—
Effect of foreign exchange rate changes	(22.8)	—	—

Net reserve for losses and LAE, end of period	3,828.5	2,162.2	2,093.7
Reinsurance recoverable on unpaid losses	1,931.8	1,115.5	1,060.2

Gross reserve for losses and LAE, end of period	$5,760.3	$3,277.7	$3,153.9

The table below summarizes the gross reserve for losses and LAE by line of business.

(in millions) December 31	2011	2010	2009
Workers’ compensation	$544.7	$529.0	$525.9
Commercial automobile	234.9	224.5	217.4
Commercial multiple peril	550.0	470.4	449.7
AIX	239.6	211.9	178.2
Other commercial	360.1	347.2	339.2

Total Commercial	1,929.3	1,783.0	1,710.4

Personal automobile	1,366.3	1,358.4	1,303.4
Homeowners and other	131.9	136.3	140.1

Total Personal	1,498.2	1,494.7	1,443.5

Total Chaucer	2,332.8	—	—

Total loss and LAE reserves	$5,760.3	$3,277.7	$3,153.9

Loss and LAE reserves for Chaucer were $2,332.8 million as of December 31, 2011. For our Commercial and Personal Lines businesses, total loss and LAE reserves increased by $149.8 million for the year ended December 31, 2011, primarily due to growth in our Commercial Lines business and catastrophe losses in the period. Other commercial lines are primarily comprised of our professional liability, general liability, umbrella, and marine lines. Included in the above table, in the Chaucer segment, is $302.8 million of reserves related to Chaucer’s participation in Syndicate 4000, consisting of financial and professional liability lines written in 2008 and prior. Also included in the above table, primarily in other commercial lines, are $59.8 million, $63.9 million and $76.8 million of asbestos and environmental reserves as of December 31, 2011, 2010 and 2009, respectively.

Prior Year Development

Loss and LAE reserves for claims occurring in prior years developed favorably by $103.3 million, $111.1 million and $155.3 million during the years ended December 31, 2011, 2010 and 2009, respectively. These amounts for 2011 include favorable loss and LAE reserve development of $34.7 million and $33.0 million, for the full year for Commercial Lines and Personal Lines, respectively, and $35.5 million for Chaucer for the six months ended December 31, 2011. The primary drivers of reserve development for the year ended December 31, 2011 were as follows:

•	Lower than expected losses within our personal automobile line, primarily related to bodily injury coverage in the 2008 through 2010 accident years.

•	Lower than expected losses within our commercial multiple peril line related to the 2007 through 2010 accident years.

•	Lower than expected losses within our workers’ compensation line related to the 2007 through 2010 accident years.

•	Lower than expected losses in Chaucer’s energy, property and U.K. motor lines, primarily related to the 2009 and 2010 accident years.

•

Additionally, within other commercial lines, unfavorable development in our professional liability and surety lines were partially offset by favorable development in our healthcare and other commercial property lines.

The primary drivers for reserve development during the year ended December 31, 2010 were as follows:

•	Lower than expected losses within our personal automobile line across all coverages, primarily related to the 2009 accident year.

•	Lower than expected losses within the workers’ compensation line, primarily related to the 2008 and 2009 accident years.

•	Lower than expected losses within the commercial multiple peril line in liability coverages, primarily related to the 2007 through 2009 accident years.

•

Within our other commercial lines, our commercial umbrella line related to the 2007 through 2009 accident years contributed to the favorable development, partially offset by unfavorable development in our surety line, primarily related to the 2009 accident year.

•	In addition, the 2010 amount includes $9.8 million of favorable development resulting from a change in the cost factors used for establishing unallocated loss adjustment expense reserves.

The primary drivers for reserve development during the year ended December 31, 2009 were as follows:

•	Lower than expected losses within the personal automobile line, primarily related to bodily injury coverage in the 2005 through 2008 accident years.

•	Lower than expected losses within the workers’ compensation line, primarily in the 2000 through 2008 accident years.

•	Lower than expected losses within the commercial multiple peril line, primarily in the 2005 through 2007 accident years.

•

Lower than expected losses within the surety line, lower projected losses in our run-off voluntary pools and lower projected exposures to asbestos and environmental liability for our direct written business.

•

Partially offsetting the favorable development was unfavorable non-catastrophe weather-related property loss development, primarily related to our homeowners, commercial property and personal automobile physical damage lines.

•

In addition, in 2009, we changed our unallocated loss adjustment expense reserving methodology from that based on cash payments to that based on unit costs, which resulted in a $20.0 million benefit, of which $16.0 million related to prior years. We believe that the methodology based on unit costs is more representative of our future costs of settling our existing claims.

Asbestos and Environmental Reserves

Although we attempt to limit our exposures to asbestos and environmental damage liability through specific policy exclusions, we have been and may continue to be subject to claims related to these exposures. Ending loss and LAE reserves for all direct business written by our property and casualty companies related to asbestos and environmental damage liability were $10.0 million, $10.1 million and $11.3 million, net of reinsurance of $18.7 million for 2011 and $19.9 million for both 2010 and 2009. During 2011, there was minimal activity for our asbestos and environmental reserves, resulting in a decrease of $0.1 million. During 2010, we reduced our asbestos and environmental reserves by $1.2 million due to several small settlements. In recent years, average asbestos and environmental payments have declined modestly. As a result of the declining payments, our estimate of asbestos and environmental liability reserves was lowered, resulting in favorable reserve development of $7.1 million during the year ended December 31, 2009.

As a result of our historical direct underwriting mix of Commercial Lines policies toward smaller and middle market risks, past asbestos and environmental damage liability loss experience has remained minimal in relation to our total loss and LAE incurred experience.

In addition, we have established gross loss and LAE reserves for assumed reinsurance pool business with asbestos and environmental damage liability of $31.1 million, $33.9 million and $45.6 million at December 31, 2011, 2010 and 2009, respectively. These reserves relate to pools in which we have terminated our participation; however, we continue to be subject to claims related to years in which we were a participant. Results of operations from these pools are included in our Other Property and Casualty segment. The $11.7 million decrease in these reserves during 2010 was primarily due to a large claim settlement within these pools. A significant part of our pool reserves relates to our participation in the Excess and Casualty Reinsurance Association (“ECRA”) voluntary pool from 1950 to 1982. In 1982, the pool was dissolved and since that time, the business has been in run-off. Our percentage of the total pool liabilities varied from 1% to 6% during these years. Our participation in this pool has resulted in average paid losses of approximately $2 million annually over the past ten years.

During the year ended December 31, 2009, our ECRA pool reserves were lowered by $6.3 million as the result of an actuarial study completed by the ECRA pool manager. We reviewed the ECRA actuarial study, concurred that the study was reasonable, and adopted its estimate. In addition, we recorded additional favorable development of $4.3 million in the same year on a separate large claim settlement within these pools. Because of the inherent uncertainty regarding the types of claims in these pools, we cannot provide assurance that our reserves will be sufficient.

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

Catastrophe reinsurance serves to protect us, as the ceding insurer, from significant losses arising from a single event such as snow, ice storm, windstorm, hail, hurricane, tornado, riot or other extraordinary events. Although we believe our catastrophe reinsurance program, including our retention and co-participation amounts for 2011 and 2012, are appropriate given our surplus level and the current reinsurance pricing environment, there can be no assurance that our reinsurance program will provide coverage levels that will prove adequate should we experience losses from one significant or several large catastrophes during 2012. Additionally, as a result of the current economic environment, as well as, losses incurred by reinsurers in recent years, the availability and pricing of appropriate reinsurance programs may be adversely affected in future renewal periods. We may not be able to pass these costs on to policyholders in the form of higher premiums or assessments.

See “Reinsurance” in Item 1 – Business of this Form 10-K on pages 17 to 20 for further information on our reinsurance programs.

INVESTMENTS

INVESTMENT RESULTS

Net investment income before taxes was $258.2 million, $247.2 million and $251.7 million for the years ended December 31, 2011, 2010 and 2009, respectively. The increase in net investment income in 2011 compared to 2010 was due to the acquisition of Chaucer and its related investment income, which contributed $16.9 million, partially offset by the impact of lower new money yields on fixed maturities. Higher dividend income from equity securities and lower investment expenses also contributed to the increase in net investment income. The decrease in net investment income in 2010 compared to 2009 was primarily due to the utilization of fixed maturities to fund certain corporate actions, such as stock and debt repurchases and $100 million contribution to our pension plan in January 2010. Lower new money yields also contributed to the decline. These decreases were partially offset by higher income from the investment of cash, principally into the bond market, and the investment of proceeds from our senior debt issuances. The average pre-tax earned yields on fixed maturities were 5.30%, 5.46% and 5.53% for the years ended December 31, 2011, 2010 and 2009, respectively, for the U.S. domiciled companies. Chaucer’s average pre-tax earned yield on fixed maturities was 2.10% for the period from acquisition at July 1, 2011 through December 31, 2011. We expect declines in average investment yields to continue as new money rates remain at historically low levels.

INVESTMENT PORTFOLIO

We held cash and investment assets diversified across several asset classes, as follows:

DECEMBER 31	2011		2010
(dollars in millions)	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
Fixed maturities, at fair value	$6,284.7	83.3%	$4,797.9	91.3%
Equity securities, at fair value	246.4	3.3	128.6	2.4
Cash and cash equivalents	820.4	10.9	290.4	5.5
Other investments	190.2	2.5	39.4	0.8

Total cash and investments	$7,541.7	100.0%	$5,256.3	100.0%

CASH AND INVESTMENTS

Total cash and investments increased $2.3 billion, or 43.5%, for the year ended December 31, 2011. The increase is attributable to the acquisition of Chaucer, with total cash and investments of $2.4 billion at December 31, 2011, consisting of $1,571.4 million of fixed maturities, $621.6 million of cash and cash equivalents, $137.8 million of other investments and $21.5 million of equity securities. Excluding Chaucer’s cash and investments, the investment portfolio decreased approximately 1% for the year.

Our fixed maturity portfolio is comprised of corporate securities, taxable and tax-exempt municipal securities, residential mortgage-backed securities, commercial mortgage-backed securities, U.S. government securities, foreign government securities and asset-backed securities.

The following table provides information about the investment types of our fixed maturities portfolio:

DECEMBER 31	2011
(in millions) Investment Type	Amortized Cost	Fair Value	Net Unrealized Gain (Loss)	Change in Net Unrealized for the Year
U.S. Treasury and government agencies	$261.7	$269.3	$7.6	$5.8
Foreign government	239.1	239.0	(0.1)	(0.1)
Municipals:
Taxable	792.5	850.9	58.4	59.4
Tax exempt	172.0	177.1	5.1	2.1
Corporate	3,218.2	3,375.6	157.4	13.0
Asset-backed:
Residential mortgage-backed	816.1	848.6	32.5	2.6
Commercial mortgage-backed	367.6	379.1	11.5	(5.8)
Asset-backed	141.5	145.1	3.6	(0.1)

Total fixed maturities	$6,008.7	$6,284.7	$276.0	$76.9

During 2011, our net unrealized gains on fixed maturities increased $76.9 million, or 38.6%, to a net unrealized gain of $276.0 million at December 31, 2011, compared to $199.1 million at December 31, 2010.

Amortized cost and fair value by rating category were as follows:

DECEMBER 31		2011			2010
(dollars in millions) NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost	Fair Value	% of Total Fair Value	Amortized Cost	Fair Value	% of Total Fair Value
1	Aaa/Aa/A	$4,325.1	$4,510.7	71.8%	$3,175.0	$3,290.5	68.6%
2	Baa	1,338.7	1,419.7	22.6	1,115.0	1,180.4	24.6
3	Ba	151.2	160.0	2.5	141.1	149.3	3.1
4	B	134.5	136.4	2.2	119.7	123.5	2.6
5	Caa and lower	47.1	44.7	0.7	36.3	39.1	0.8
6	In or near default	12.1	13.2	0.2	11.7	15.1	0.3

Total fixed maturities		$6,008.7	$6,284.7	100.0%	$4,598.8	$4,797.9	100.0%

Based on ratings by the National Association of Insurance Commissioners (“NAIC”), approximately 94% of the fixed maturity portfolio consisted of investment grade securities at December 31, 2011, compared to 93% at December 31, 2010. The quality of our fixed maturity portfolio remains strong based on ratings, capital structure position, support through guarantees, underlying security, issuer diversification and yield curve position.

Commercial mortgage-backed securities (“CMBS”) constitute $379.1 million of our invested assets, of which approximately 16% is fully defeased with U.S. government securities. The portfolio is seasoned, with approximately 58% of our CMBS holdings from pre-2005 vintages, 14% from the 2005 vintage, 8% from the 2007 vintage, 4% from the 2006 vintage, and 16% from 2010 and later vintages. The CMBS portfolio is of high quality, with approximately 81% being AAA rated and 19% rated AA or A. The CMBS portfolio has a weighted average loan-to-value ratio of 72% and credit enhancement of approximately 27% as of December 31, 2011.

Our municipal bond portfolio constitutes approximately 14% of invested assets at December 31, 2011 and is 99% investment grade, without regard to any insurance enhancement. Currently, approximately 29% of the municipal bond portfolio has an insurance enhancement. The portfolio is well diversified by geography, sector and source of payment, and consists primarily of taxable securities. Approximately 61% of the portfolio is invested in revenue bonds and 39% in general obligation bonds. Revenue bonds are backed by the revenue stream generated by the services provided by the issuer, while general obligation bonds are backed by the authority that issued the debt and are secured by the taxing powers of those authorities.

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

In addition, and in accordance with Lloyd’s operating guidelines, we are required to deposit funds at Lloyd’s to support our underwriting operations. These funds are available only to fund claim obligations. These restricted assets consisted of approximately $372 million of fixed maturities and $94 million of cash and cash equivalents as of December 31, 2011. We also deposit funds with various state and governmental authorities in the U.S. For a discussion of our deposits with state, governmental and regulatory authorities, see also Note 3—“Investments” on pages 99 to 102 of the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K.

Our fixed maturity and equity securities are classified as available-for-sale and are carried at fair value. Financial instruments whose value is determined using significant management judgment or estimation constitute less than 2% of the total assets we measured at fair value. (See also Note 5—“Fair Value” on pages 105 to 109 of the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K).

Although we expect to invest new funds primarily in investment grade fixed maturities, we have invested, and expect to continue to invest, a portion of funds in common equity securities and below investment grade fixed maturities and other assets.

European sovereign and non-sovereign debt exposure

Our European fixed maturity credit exposure at December 31, 2011 was as follows:

			Non-Sovereign
(in millions)	Sovereign		Foreign Agency		Financial		Non-Financial		Total
Country:	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
United Kingdom	$64.4	$64.4	$—	$—	$315.2	$307.1	$215.2	$224.9	$594.8	$596.4
Germany	15.5	15.6	38.4	38.4	0.2	0.2	64.9	67.1	119.0	121.3
France	8.4	8.3	5.7	5.7	17.4	15.1	60.2	61.7	91.7	90.8
Spain	—	—	—	—	38.6	38.4	31.5	32.3	70.1	70.7
Switzerland	—	—	—	—	17.6	17.0	47.0	49.6	64.6	66.6
Netherlands	—	—	20.3	20.2	30.7	30.8	9.1	10.6	60.1	61.6
Supranationals	—	—	39.5	39.4	—	—	—	—	39.5	39.4
Sweden	—	—	1.0	1.0	11.7	11.8	12.9	13.1	25.6	25.9
Italy	—	—	—	—	3.8	3.2	18.0	16.7	21.8	19.9
Norway	—	—	11.8	11.8	—	—	3.2	3.5	15.0	15.3
Ireland	—	—	—	—	6.9	7.0	5.1	5.9	12.0	12.9
Luxembourg	—	—	—	—	—	—	12.6	12.1	12.6	12.1
Belgium	—	—	—	—	—	—	10.4	11.0	10.4	11.0
Portugal	—	—	—	—	—	—	10.9	9.7	10.9	9.7
Denmark	1.0	1.0	—	—	—	—	0.6	0.6	1.6	1.6

Total fixed maturities	$89.3	$89.3	$116.7	$116.5	$442.1	$430.6	$501.6	$518.8	$1,149.7	$1,155.2

Our sovereign debt totals $89.3 million, or 1.2% of the total portfolio, and is limited to the highly rated countries of the U.K., Germany, France and Denmark. We have no sovereign debt of lower rated countries such as Greece, Portugal, Ireland, Italy and Spain. Our supranational and foreign agency exposure totals $116.5 million, or 1.5% of the total portfolio, and primarily consists of debt securities from the highly rated countries of Germany, Netherlands and Norway. Exposure to European banks, excluding those that are based in the U.K., totals $123.5 million, or 1.6% of investment assets. Also, we hold money market funds totaling $258.9 million, or 3.4% of the total portfolio, which are comprised of a well-diversified portfolio of short-term debt securities of predominately large financial institutions domiciled in highly rated countries. The remainder of our European non-sovereign debt exposure, excluding the U.K., is $293.9 million, which represents 3.9% of the portfolio. Generally, these securities are high quality, large cap multi-national companies that are well diversified by sector, country and issuer.

The table above represents all European countries in which we have exposure. We determined country exposures based on the country of domicile for the ultimate parent company of the various issuers we hold; however, in light of the economic and financial inter-relatedness and dependencies that exist among European countries and related financial systems, economic turmoil in one country could trigger a contagion effect on other countries. We believe the quality of our European credit exposure remains sound based on ratings and issuer strength, position in the capital structure, support through guarantees and partial government ownership by highly rated countries, diversity and quality of non-financial issuers and blend of industry exposures, and yield curve position. We believe that we do not have meaningful indirect exposures in our portfolio or invest in credit derivatives.

We manage our country exposure using fundamental analysis coupled with relative value considerations. Investment decisions are based on the combination of a top-down macroeconomic perspective and bottom-up credit security analysis. We monitor political and economic developments; progress toward attainment of growth and budget targets; developments related to policy, reform and regulatory initiatives from European officials; progress toward funding objectives, including the availability and cost of funding; outlook for credit ratings; ability of banks to meet increased regulatory capital standards, operate in a weakened macroeconomic environment, and maintain adequate liquidity and sufficient access to capital to meet funding requirements; and contagion throughout the financial system as evidenced by increased costs for interbank funding, lower prices for stocks and corporate bonds, as well as the availability of capital.

We actively manage our current holdings and seek securities with the best combination of credit strength and valuation. As we invest new capital, we have a defensive bias based on the uncertainty regarding the strength and duration of economic recovery, downside risks as a result of the European debt crisis and our belief that volatility will remain high based on these challenges. Accordingly, some areas of our focus include providers of essential services or products best positioned to navigate the period of weak growth; industrials with greater international exposure, either locally or via exports, particularly to the developing world, which we view more favorably based on higher growth assumptions for emerging market economies; and financial institutions best positioned regarding asset quality, liquidity and capital adequacy.

Overall economic growth remains weak throughout the European region and is expected to have a dampening effect on earnings growth and credit quality for some time. Volatility remains high and European sovereign risk premiums are elevated, although down from peak levels. Many attribute the decline in risk premiums to the apparent success of the European Central Bank’s Long-Term Refinancing Operations (“LTRO”) since it created enough demand to lower short-term government bond yields in 2012. LTRO is designed to support banks by reducing systemic risk and thereby bank and sovereign funding. Also in 2012, several sovereign debt ratings were downgraded by Standard & Poor’s and Fitch, which had limited impact on sovereign yields since the bulk of these actions were anticipated by investors. Moody’s is assessing all European bank ratings in light of the challenges they face as a result of the crisis and expects negative rating actions on the banks most affected by the crisis, with many bank ratings likely to be placed on review for downgrade during the first quarter 2012. We do not anticipate that any such developments will have a material effect on our financial condition, results of operations or liquidity.

OTHER-THAN-TEMPORARY IMPAIRMENTS

For the year ended December 31, 2011, we recognized in earnings $6.9 million of other-than-temporary impairments (“OTTI”) on fixed maturity and equity securities. OTTI on debt securities was $5.5 million, primarily on below investment grade corporate and municipal bonds that we intend to sell. Additionally, we recognized OTTI of $0.9 million related to estimated credit losses on residential mortgage-backed securities. We also recognized OTTI on a common stock of $1.4 million. For the year ended December 31, 2010, we recognized $13.9 million of OTTI on fixed maturities, certain low-income housing tax credit limited partnerships (“LIHTC”) and equity securities in earnings, of which $4.4 million related to LIHTC partnerships, $4.3 million was estimated credit losses on debt securities, $3.3 million related to debt securities classified as intend to sell and $1.9 million related to common stocks. For the year ended December 31, 2009, we recognized OTTI of $32.9 million in earnings, which principally included losses on below investment grade corporate bonds in the industrial sector we intended to sell of $21.2 million and $9.5 million from perpetual preferred securities, primarily in the financial sector.

UNREALIZED LOSSES

The following table provides information about our fixed maturities and equity securities that are in an unrealized loss position. (See also Note 3 “Investments” on pages 99 to 102 of the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K).

DECEMBER 31	2011		2010
(In millions)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Fixed maturities:
Investment grade:
12 months or less	$27.1	$1,175.5	$22.9	$732.3
Greater than 12 months	14.3	108.9	29.7	208.2

Total investment grade fixed maturities	41.4	1,284.4	52.6	940.5

Below investment grade:
12 months or less	9.9	126.9	1.0	51.1
Greater than 12 months	3.7	14.7	12.0	90.0

Total below investment grade fixed maturities	13.6	141.6	13.0	141.1

Equity securities:
12 months or less	8.8	87.2	1.9	45.8

Total	$63.8	$1,513.2	$67.5	$1,127.4

Gross unrealized losses on fixed maturities and equity securities decreased $3.7 million, or 5.5%, to $63.8 million at December 31, 2011, compared to $67.5 million at December 31, 2010. The decrease in unrealized losses was primarily attributable to lower interest rates, partially offset by greater equity losses and widening of credit spreads across all sectors. At December 31, 2011, gross unrealized losses consist primarily of $40.3 million of corporate fixed maturities, $9.4 million of mortgage-backed securities, $8.8 million of equity securities, and $3.9 million in municipal securities.

We view the gross unrealized losses on fixed maturities and equity securities as being temporary since it is our assessment that these securities will recover in the near term, allowing us to realize their anticipated long-term economic value. With respect to gross unrealized losses on fixed maturities, we do not intend to sell, nor is it more likely than not we will be required to sell, such debt securities before this expected recovery of amortized cost (See also “Liquidity and Capital Resources” on pages 75 to 79 of this Form 10-K.). With respect to equity securities, we have the intent and ability to retain such investments for the period of time anticipated to allow for this expected recovery in fair value. The risks inherent in our assessment methodology include the risk that, subsequent to the balance sheet date, market factors may differ from our expectations; the global economic recovery is less robust than we expect or reverts to recessionary trends; we may decide to subsequently sell a security for unforeseen business needs; or changes in the credit assessment or equity characteristics from our original assessment may lead us to determine that a sale at the current value would maximize recovery on such investments. To the extent that there are such adverse changes, an OTTI would be recognized as a realized loss. Although unrealized losses are not reflected in the results of financial operations until they are realized or deemed “other-than-temporary”, the fair value of the underlying investment, which does reflect the unrealized loss, is reflected in our Consolidated Balance Sheets.

The following table sets forth gross unrealized losses for fixed maturities by maturity period and for equity securities at December 31, 2011 and 2010. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers.

	000,000	000,000
DECEMBER 31	2011	2010
(in millions)
Due in one year or less	$1.9	$2.6
Due after one year through five years	18.9	11.4
Due after five years through ten years	11.2	17.1
Due after ten years	12.9	21.6

	44.9	52.7
Mortgage-backed and asset-backed securities	10.1	12.9

Total fixed maturities	55.0	65.6
Equity securities	8.8	1.9

Total fixed maturities and equity securities	$63.8	$67.5

The carrying values of defaulted fixed maturity securities on non-accrual status at December 31, 2011 and 2010 were not material. The effects of non-accruals compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities, were reductions in net investment income of $2.3 million for both years ended December 31, 2011 and 2010. Any defaults in the fixed maturities portfolio in future periods may negatively affect investment income.

Our investment portfolio and shareholders’ equity can be significantly impacted by changes in market values of our securities. As the U.S. and global financial markets and economies remain unstable, market volatility could increase and defaults on fixed income securities could occur. As a result, we could incur additional realized and unrealized losses in future periods, which could have a material adverse impact on our results of operations and/or financial position.

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

In April 2011, we entered into a foreign currency forward contract to hedge the foreign currency exchange risk embedded in the purchase price of Chaucer, which was denominated in U.K. pound sterling (“GBP”). This contract had a notional amount of £297.9 million and was settled on July 14, 2011. For the year ended December 31, 2011, we recognized a loss of $11.3 million in income from continuing operations. The loss on the contract was due to a decrease in the exchange rate between the GBP and the U.S. dollar, but was more than offset by the lower U.S. dollars required to meet the GBP-based purchase price. Since a foreign currency hedge in which the hedged item is a forecasted transaction relating to a business combination does not qualify for hedge accounting under ASC 815, Derivatives and Hedging (“ASC 815”), we did not apply hedge accounting to this transaction. See Note 2—“Acquisitions and Discontinued Operations” on pages 96 to 98 of the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K for additional information.

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

Additionally, Chaucer held foreign currency forward contracts utilized to mitigate changes in fair value caused by foreign currency fluctuation in converting the fair value of GBP and Euro denominated investment portfolios into their U.S. dollar denominated equivalent. These portfolios supported U.S. dollar denominated claim reserve liabilities. We recognized a gain of $6.1 million related to these instruments. All Chaucer forward contracts were terminated in October 2011.

OTHER ITEMS

Net income also includes the following items:

(in millions)	Commercial Lines	Personal Lines	Chaucer	Other Property and Casualty	Discontinued Operations	Total
2011
Net realized investment gains	$4.7	$4.0	$6.7	$12.7	$—	$28.1
Net gain (loss) from retirement of debt	0.3	—	—	(2.6)	—	(2.3)
Costs related to acquired businesses	—	—	—	(16.4)	—	(16.4)
Loss on derivative instruments	—	—	—	(11.3)	—	(11.3)
Net foreign exchange gains	—	—	—	6.7	—	6.7
Discontinued operations, net of taxes	—	—	—	—	5.2	5.2

2010
Net realized investment gains (losses)	$13.3	$17.8	$—	$(1.4)	$—	$29.7
Loss from retirement of debt	—	—	—	(2.0)	—	(2.0)
Discontinued operations, net of taxes	—	—	—	—	1.6	1.6

2009
Net realized investment gains (losses)	$0.3	$(0.8)	$—	$1.9	$—	$1.4
Gain from retirement of debt	—	—	—	34.5	—	34.5
Discontinued operations, net of taxes	—	—	—		9.4	9.4

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

Net realized gains on investments were $28.1 million, $29.7 million, and $1.4 million for 2011, 2010, and 2009, respectively. Net realized gains in 2011 are primarily due to $27.7 million of gains recognized from the sale of fixed maturities and equity securities and $6.1 million of gains on foreign currency hedges, partially offset by $6.9 million of other-than-temporary impairments from fixed maturities and equity securities. Net realized gains in 2010 are due to $43.6 million of gains recognized, primarily from the sale of fixed maturities and equity securities, partially offset by $13.9 million of other-than-temporary impairments from fixed maturities, low-income housing tax partnerships and equity securities. Net realized investment gains in 2009 resulted from $34.3 million of gains recognized principally from the sale of fixed maturities, partially offset by $32.9 million of other-than-temporary impairments from both fixed maturities and equity securities.

In 2011, we repurchased in several transactions, $69.5 million of our Series B 8.207% Subordinated Deferrable Interest Debentures (“Junior Debentures”) at a cost of $72.1 million, resulting in a net loss of $2.6 million on the repurchases. In addition, we repurchased $8.0 million of capital securities related to AIX Holdings, Inc. (“AIX”) at a cost of $7.7 million, resulting in a gain of $0.3 million. The net loss on all debt repurchases in 2011 was $2.3 million. In 2010, we repurchased $36.5 million of these Junior Debentures at a cost of $38.5 million, resulting in a loss of $2.0 million on the repurchase. During 2009, we completed a cash tender offer to repurchase a portion of our 8.207% Series B Capital Securities due in 2027 that were issued by AFC Capital Trust I (subsequently redeemed and exchanged for Junior Debentures) and a portion of our 7.625% Senior Debentures due in 2025 that were issued by THG. AFC Capital Trust I was subsequently liquidated as of July 30, 2009. As a result of these actions and including securities repurchased prior and subsequent to the tender offer, we recorded a pre-tax gain of $34.5 million in 2009.

Acquisition costs were $16.4 million for 2011 and primarily consist of advisory, legal, and accounting costs associated with the acquisition of Chaucer. See Note 2 – “Acquisitions and Discontinued Operations” on pages 96 to 98 of the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K.

In connection with the acquisition of Chaucer, we entered into a foreign exchange forward contract, which was settled in July 2011 at a loss of $11.3 million. See “Investments” on pages 59 to 64 of this Form 10-K. The loss on the contract was offset by the lower U.S. dollars required to meet the GBP based purchase price, which resulted in a $6.4 million gain on foreign exchange. Additional decreases in the exchange rate occurred subsequent to payment of cash proceeds on July 14, 2011. Gains of $0.3 million were recognized related to the loan notes that are due in GBP to certain former shareholders of Chaucer common stock for the year ended December 31, 2011. We will be subject to fluctuations in the currency until such loan notes have been paid.

DISCONTINUED OPERATIONS

Discontinued operations consist of: (i) Discontinued First Allmerica Financial Life Insurance Company (“FAFLIC”) Business, including both the loss associated with the sale of FAFLIC on January 2, 2009 and the loss or income resulting from its prior business operations; (ii) Discontinued Operations of our Variable Life Insurance and Annuity Business in 2005; and (iii) Discontinued Accident and Health Business.

Discontinued FAFLIC and Variable Life Insurance and Annuity Business

On January 2, 2009, we sold our remaining life insurance subsidiary, FAFLIC, to Commonwealth Annuity and Life Insurance Company (“Commonwealth Annuity”), a subsidiary of The Goldman Sachs Group, Inc, (“Goldman Sachs”). Previously, on December 30, 2005, we sold our variable life insurance and annuity business to Goldman Sachs, including the reinsurance of 100% of the variable business of FAFLIC. We agreed to indemnify Commonwealth Annuity and Goldman Sachs for certain litigation, regulatory matters and other liabilities relating to the pre-closing activities of the businesses that were sold. As of December 31, 2011, our total gross liability related to these guarantees was $3.8 million. We regularly review and update this liability for legal and regulatory matter indemnities. Although we believe our current estimate for this liability is appropriate, there can be no assurance that these estimates will not materially increase in the future. Adjustments to this reserve are recorded in our results in the period in which they are determined.

In 2011, 2010 and 2009, we recognized a gain of $4.0 million, $1.8 million and $12.0 million, respectively, related to the sale of FAFLIC and the variable life insurance and annuity business. These gains were primarily due to reductions in the estimate of indemnification liabilities related to the sales. Gains in 2011 also included $1.7 million related to a settlement with the Internal Revenue Service (“IRS”) related to tax years 2005 and 2006 and other tax related items. See also “Income Taxes” on pages 68 and 69 of this Form 10-K.

Discontinued Accident and Health Insurance Business

The discontinued accident and health business had no significant financial results that impacted 2011 or 2010. The loss of $2.6 million in 2009 was primarily from net realized investment losses resulting from other-than-temporary impairments.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

Our operations are subject to risk resulting from interest rate fluctuations which may adversely impact the valuation of the investment portfolio. In a rising interest rate environment, the value of the fixed income sector, which comprises 83% of our investment portfolio, may decline as a result of decreases in the fair value of the securities. Our intent is to hold securities to maturity and recover the decline in valuation as prices accrete to par. However, our intent may change prior to maturity due to changes in the financial markets, our analysis of an issuer's credit metrics and prospects, or as a result of changes in cash flow needs. Interest rate fluctuations may also reduce net investment income and as a result, profitability. The portfolio may realize lower yields and therefore lower net investment income on securities because the securities with prepayment and call features may prepay at a different rate than originally projected. In a declining interest rate environment, prepayments and calls may increase as issuers exercise their option to refinance at lower rates. The resulting funds would be reinvested at lower yields. In a rising interest rate environment, the funds may not be available to invest at higher interest rates.

The following table illustrates the estimated impact on the fair value of our investment portfolio at December 31, 2011 of hypothetical changes in prevailing interest rates, defined as changes in interest rates on U.S. Treasury debt. It does not reflect changes in credit spreads, liquidity spreads and other factors that affect the value of securities. Since changes in prevailing interest rates are often accompanied by changes in these other factors, the reader should not assume that an actual change in interest rates would result in the values illustrated.

(Dollars in millions) Investment Type	+300bp	+200bp	+100bp	0	-100bp	-200bp	-300bp
Residential mortgage-backed securities	$770	$795	$820	$850	$860	$870	$880
All other fixed income securities	4,840	5,025	5,225	5,435	5,640	5,845	6,050

Total	$5,610	$5,820	$6,045	$6,285	$6,500	$6,715	$6,930

Our overall investment strategy is intended to balance investment income with credit and duration risk while maintaining sufficient liquidity and the opportunity for capital growth. The asset allocation process takes into consideration the types of business written and the level of surplus required to support our different businesses and the risk return profiles of the underlying asset classes. We look to balance the goals of capital preservation, net investment income stability, liquidity and total return.

The majority of our assets are invested in the fixed income markets. Through fundamental research and credit analysis, our investment professionals seek to identify a portfolio of stable income-producing higher quality U.S. government, foreign government, municipal, corporate, residential and commercial mortgage-backed securities and asset-backed securities, as well as undervalued securities in the credit markets balanced by strong relative value characteristics. We have a general policy of diversifying investments both within and across major investment and industrial sectors to mitigate credit and interest rate risk. We monitor the credit quality of our investments and our exposure to individual markets, borrowers, industries, sectors and, in the case of commercial mortgage-backed securities, property types and geographic locations. In addition, we currently carry debt which is subject to interest rate risk, which was issued at fixed interest rates between 5.50% and 8.207%. Current market conditions do not allow for us to invest assets at similar rates of return; therefore, our earnings on a similar level of assets are not sufficient to cover our current debt interest costs.

The following tables for the years ended December 31, 2011 and 2010 provide information about our financial instruments that are sensitive to changes in interest rates.

The tables present principal cash flows and related weighted-average interest rates by expected maturities. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers. Mortgage-backed and asset-backed securities are included in the category representing their expected maturity. Available-for-sale securities include both U.S. and foreign-denominated fixed maturities. Additionally, we have assumed our available-for-sale securities are similar enough to aggregate those securities for presentation purposes. Specifically, variable rate available-for-sale securities comprise an immaterial portion of the portfolio and do not have a significant impact on weighted-average interest rates. Therefore, the variable rate investments are not presented separately; instead they are included in the tables at their current interest rate. Debt is presented at contractual maturities, except for the debt for previously acquired subsidiaries. We have presented this debt in the category that reflects the more likely payments, which is expected to be earlier than their contractual maturities.

December 31, 2011	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value 12/31/11
(Dollars in millions)
Rate Sensitive Assets:
Available-for-sale securities	$560.9	$623.1	$608.7	$534.0	$588.6	$2,873.3	$5,788.6	$6,285.1
Average interest rate	3.82%	4.20%	4.35%	4.71%	4.96%	5.11%	4.75%
Rate Sensitive Liabilities:
Debt	$6.9	$—	$—	$—	$—	$904.2	$911.1	$1,014.9
Average interest rate	7.12%	—	—	—	—	6.53%	6.53%

	000,000	000,000	000,000	000,000	000,000	000,000	000,000	000,000
December 31, 2010	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value 12/31/10
(Dollars in millions)
Rate Sensitive Assets:
Available-for-sale securities	$238.2	$263.4	$406.3	$336.6	$398.0	$3,020.5	$4,663.0	$4,806.8
Average interest rate	5.10%	5.58%	4.99%	5.19%	4.78%	5.40%	5.29%
Rate Sensitive Liabilities:
Debt	$55.0	$14.5	$—	$—	$—	$536.4	$605.9	$603.9
Average interest rate	7.92%	7.15%	—	—	—	7.10%	7.18%

EQUITY PRICE RISK

Our equity securities portfolio is exposed to equity price risk arising from potential volatility in equity market prices. Portfolio characteristics are analyzed regularly and price risk is actively managed through a variety of techniques. At December 31, 2011, a hypothetical increase or decrease of 10% in the market price of our equity securities would have resulted in an increase or decrease in the fair value of the equity securities portfolio of approximately $25 million. A hypothetical 10% increase or decrease at December 31, 2010 would have resulted in an increase or decrease in the fair value of the equity securities portfolio of $13 million.

FOREIGN CURRENCY EXCHANGE RISK

Our Chaucer segment has exposure to foreign currency risk, most notably in its insurance contracts and its invested assets. Some of its insurance contracts provide that ultimate losses may be payable in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. Thus, our Chaucer segment attempts to manage its foreign currency risk by seeking to match its liabilities under insurance and reinsurance policies that are payable in foreign currencies with cash and investments that are denominated in such currencies. We may also utilize foreign currency forward contracts as part of our investment strategy. The principal currencies creating foreign exchange risk for us are the U.K. pound sterling and the Canadian dollar. A hypothetical 10%

reduction in the value of foreign denominated investments would be expected to produce a loss in fair value of approximately $128 million at December 31, 2011. In 2010, we did not have material exposure to foreign currency related risk.

INCOME TAXES

We are subject to the tax laws and regulations of the U.S. and foreign countries in which we operate. We file a consolidated U.S. federal income tax return that includes the holding company and its U.S. subsidiaries. Generally, taxes are accrued at the U.S. statutory tax rate of 35% for income from the U.S. operations. Our primary non-U.S. jurisdiction is the U.K. with a 26% rate. The U.K. statutory rate decreases from 26% to 25% effective April 1, 2012. We accrue taxes on certain non-U.S. income, which is subject to U.S. tax as a result of being owned by a U.S. shareholder at the U.S. rate. Foreign tax credits, where available, are utilized to offset U.S. tax as permitted. Certain of our non-U.S. income is not subject to U.S. tax until repatriated. Foreign taxes on this non-U.S. income are accrued at the local foreign rate and do not have an accrual for U.S. deferred taxes since these earnings are intended to be permanently reinvested overseas.

The benefit for income taxes from continuing operations was $9.6 million in 2011 and the provision for income taxes from continuing operations were $57.9 million and $83.1 million in 2010 and 2009, respectively. These amounts resulted in consolidated effective federal tax rates of (43.0)%, 27.4%, and 30.7% on pre-tax income for 2011, 2010, and 2009, respectively. These provisions reflect the decreases in our valuation allowance related to capital loss carryforwards of $7.5 million, $9.7 million, and $6.9 million in 2011, 2010, and 2009, respectively. In addition, the 2011 and 2010 provisions reflect benefits related to tax planning strategies implemented in prior years of $9.5 million and $3.2 million, respectively. Absent these benefits, the provision for income taxes for 2011, 2010, and 2009 would have been $7.4 million or 33.2%, $70.8 million or 33.5%, and $90.0 million or 33.2%, respectively.

Our income tax expense on segment income was $2.9 million for 2011, compared to $61.2 million for 2010 and $77.5 million in 2009. The decreases in 2011 and 2010 are primarily due to lower segment income.

Included in our deferred tax net asset as of December 31, 2011 is an asset of $31.7 million related to U.S. capital loss carryforwards. Our pre-tax capital losses carried forward are $90.5 million, including $80.0 million resulting from the sale of FAFLIC in 2009. At December 31, 2011, we have a full valuation allowance against this asset, since it is our opinion that it is more likely than not that the asset will not be realized. In addition, at December 31, 2011, we have a deferred tax asset of $33.6 million related to U.S. net operating loss carryforwards and we have a deferred tax asset of $14.5 million related to foreign net operating loss carryforwards. Our pre-tax U.S. operating loss carryforward of $95.9 will expire beginning in 2031. Our pre-tax foreign operating loss carryforwards of $62.1 million were generated in the U.K. and have no expiration date. It is our opinion that there will be sufficient future U.S. and U.K. taxable income to utilize these loss carryforwards. Our estimate of the gross amount and likely realization of loss carryforwards may change over time.

As of December 31, 2011, we have a deferred tax asset of $112.2 million of alternative minimum tax (“AMT”) credit carryforwards. We expect to utilize these tax credits during the next four to five years. The result of their utilization will be a lower current tax rate offset by a higher deferred tax provision, and also lower cash expenditures for federal income taxes during the utilization period. Once the minimum tax credits have been fully utilized, we expect our current tax rate to be closer to the statutory rate of 35%. Although there is no expiration on AMT credit carryforwards, we cannot be certain that we will utilize them as quickly as our expectations.

In September 2011, we completed a transaction which resulted in the realization, for tax purposes only, of unrealized gains in our investment portfolio of $98.4 million. This transaction enabled us to realize capital loss carryforwards to offset this gain, and resulted in the release of $29.0 million of the valuation allowance we held against the deferred tax asset related to these capital loss carryforwards. A release of $0.2 million was reflected in income from continuing operations and the remaining amount of $28.8 million was reflected as a benefit in accumulated other comprehensive income. This amount will be released into income from continuing operations, related to non-segment income, in future years, as the investment securities subject to these transactions are sold or mature.

During 2011, we reduced the valuation allowance related to our deferred tax asset by $55.6 million, from $91.5 million to $35.9 million. There were four principal components to this reduction. First, we decreased the valuation allowance by $29.0 million as a result of the transactions described above which utilized our capital loss carryforwards. Second, we decreased the valuation allowance by $21.9 million on certain unrealized losses as a result of unrealized appreciation in our investment portfolio. This decrease was reflected as an increase in accumulated other comprehensive income. Third, as a result of $28.1 million in net realized gains during 2011, we decreased the valuation allowance by $7.5 million as an increase to income from continuing operations, since these gains utilized our capital loss carryforwards. Fourth, in the 2010 U.S. federal income tax return, we were able to utilize an additional $7.6 million of capital loss carryforwards that expired in 2010.

As such, we increased the valuation allowance by $2.6 million with an equal and offsetting increase to the related deferred tax asset. The remaining increase of $0.2 million was attributable to other items reflected as expense from discontinued operations.

In November 2011, we reached an agreement with the IRS on our 2005 to 2006 audit cycle, resulting in a tax benefit of $2.1 million recognized as income related to our discontinued operations. The benefit is primarily due to the concession of our separate account dividends received deduction issue by the IRS Appeals Division, which resulted in the reduction of our liability for this uncertain tax position. See Note 7 – “Income Taxes” on pages 111 to 113 of the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K. for additional information. Also in April 2011, we received notification that an interest refund claim filed with the Internal Revenue Service in 2009 had been accepted, resulting in a tax benefit of $0.6 million recognized in discontinued operations. In 2009, a benefit of $0.2 million resulting from the settlement with the IRS of interest claims for 1977 through 1981 was recognized in discontinued operations as income.

In January, July, September, and December 2010, we completed transactions which resulted in the realization, for tax purposes only, of unrealized gains in our investment portfolio of $98.4 million, $37.1 million, $31.1 million, and $120.8 million, respectively. These transactions enabled us to realize capital loss carryforwards to offset these gains, and resulted in the release of $66.2 million and $34.4 million in 2010 and 2009, respectively, of the valuation allowance we held against the deferred tax asset related to these capital loss carryforwards. The total release of $100.6 million was accounted for as an increase in income from continuing operations of $3.2 million and $6.0 million in 2010 and 2009, respectively, with the remaining $91.4 million reflected as a benefit in accumulated and other comprehensive income at December 31, 2010. During 2011, we recognized $9.5 million of the $91.4 million in income from continuing operations, related to non-segment income. The remaining amount will be released into income from continuing operations in future years, as the investment securities subject to these transactions are sold or mature.

In 2010, we reduced the valuation allowance related to our deferred tax asset by a total of $104.1 million, from $195.6 million to $91.5 million. There were four principal components to this reduction. First, we reduced the valuation allowance by $66.2 million as a result of the transactions described above which utilized our capital loss carryforwards. Second, we increased the valuation allowance by $20.3 million for certain tax basis unrealized losses which we did not believe we could utilize. This increase was reflected as a decrease in accumulated other comprehensive income. Third, $135.5 million of our capital loss carryforwards expired in 2010. As a result, we released the $47.4 million of the valuation allowance attributable to these expirations with an equal and offsetting reduction in the related deferred tax asset. Fourth, as a result of $29.7 million in net realized capital gains, we decreased our valuation allowance by $9.7 million as an increase to income from continuing operations since these gains utilized our capital loss carryforwards. The remaining $1.1 million decrease was attributable to other items reflected as income from discontinued operations.

In January 2010, we made a $100.0 million pension contribution, which resulted in both a current deduction of $35.0 million and the utilization (reduction) of a deferred tax asset of the same amount. This contribution is the most significant reason the current tax expense is $5.7 million in 2010, representing only approximately 10% of the total provision for federal income taxes from continuing operations.

During 2009, we reduced the valuation allowance related to our deferred tax asset by $152.6 million, from $348.2 million to $195.6 million. There were two principal components to this reduction. First, we reversed, through other comprehensive income, the $118.4 million valuation allowance that we had recognized at December 31, 2008 associated with the tax benefit related to the net unrealized depreciation in our investment portfolio at that time. During 2009, appreciation in the portfolio changed the nature of the tax attribute from that of an asset to that of a liability, and thus, there was no longer a need for that portion of the valuation allowance. Second, as a result of the aforementioned transactions, we reversed $28.4 million of the valuation allowance as an adjustment to other comprehensive income and $6.0 million of the valuation allowance as an adjustment to income from continuing operations. The remaining $0.2 million net increase in our valuation allowance was attributable to other items, and reflected as a $0.9 million increase in income from continuing operations and a $1.1 million decrease in income from discontinued operations.

CRITICAL ACCOUNTING ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements. These statements have been prepared in accordance with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following critical accounting estimates are those which we believe affect the more significant judgments and estimates used in the preparation of our financial statements. Additional information about our other significant accounting policies and estimates may be found in Note 1—“Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data on pages 89 to 96 of this Form 10-K.

RESERVE FOR LOSSES AND LOSS EXPENSES

See “Segment Results – Reserves for Losses and Loss Adjustment Expenses” on pages 49 to 58 of this Form 10-K for a discussion of our critical accounting estimates for loss reserves.

REINSURANCE RECOVERABLE BALANCES

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

Reinsurance recoverables recorded on insurance losses ceded under reinsurance contracts are subject to judgments and uncertainties similar to those involved in estimating gross loss reserves, as disclosed above. In addition to these uncertainties, our reinsurance recoverables may prove uncollectible if the reinsurers are unable or unwilling to perform under the reinsurance contracts. In establishing our reinsurance allowance for amounts deemed uncollectible, we evaluate the financial condition of our reinsurers and monitor concentration of credit risk arising from our exposure to individual reinsurers. To determine if an allowance is necessary, we consider, among other factors, published financial information, reports from rating agencies, payment history, collateral held and our legal right to offset balances recoverable against balances we may owe. Our reinsurance allowance for doubtful accounts is subject to uncertainty and volatility due to the time lag involved in collecting amounts recoverable from reinsurers. Over the period of time that losses occur, reinsurers are billed and amounts are ultimately collected, economic conditions, as well as the operational and financial performance of particular reinsurers, may change and these changes may affect the reinsurers' willingness and ability to meet their contractual obligation to us. It is also difficult to fully evaluate the impact of major catastrophic events on the financial stability of reinsurers, as well as the access to capital that reinsurers may have when such events occur. The ceding of insurance does not legally discharge us from our primary liability for the full amount of the policies, and we will be required to pay the loss and bear collection risk even if the reinsurers fail to meet their obligations under the reinsurance contracts.

PENSION BENEFIT OBLIGATIONS

General

We currently have a U.S. qualified defined benefit plan, a defined benefit pension plan for our international subsidiary, Chaucer, and several smaller qualified and non–qualified benefit plans. We account for our pension plans in accordance with ASC 715, Compensation – Retirement Benefits. In order to measure the liabilities and expense associated with these plans, we must make various estimates and key assumptions, including discount rates used to value liabilities, assumed rates of return on plan assets, employee turnover rates and anticipated mortality rates. Additionally, our Chaucer pension plan also must take into consideration inflation rates, specifically related to participant salary increases. These estimates and assumptions are reviewed at least annually and are based on our historical experience, as well as current facts and circumstances. In addition, we use outside actuaries to assist in measuring the expenses and liabilities associated with our defined benefit pension plans.

Two significant assumptions used in the determination of benefit plan obligations and expenses that are dependent on market factors, which have been subject to a greater level of volatility over the past few years, are the discount rate and the return on plan asset assumptions. The discount rate enables us to state expected future cash flows as a present value on the measurement date. We also use this discount rate in the determination of our pre-tax pension expense or benefit. A lower discount rate increases the present value of benefit obligations and increases pension expense. To determine the expected long-term return on plan assets, we generally consider historical mean returns by asset class for passive indexed strategies, as well as current and expected asset allocations, and adjust for certain factors that we believe will have an impact on future returns. Actual returns on plan assets in any given year seldom result in the achievement of the expected rate of return on assets. Actual returns on plan assets in excess of these expected returns will generally reduce our net actuarial losses (or increase actuarial gains) that are reflected in our accumulated other comprehensive income balance in shareholders’ equity, whereas actual returns on plan assets which are less than expected returns will generally increase our net actuarial losses (or decrease actuarial gains) that are reflected in accumulated other comprehensive income. These gains or losses are amortized into expense in future years.

Expenses related to these plans are generally calculated based upon information available at the beginning of the plan year. Our pre-tax expense related to our defined benefit plans was $13.0 million and $12.9 million for 2011 and 2010, respectively. Expenses in 2011 include $0.4 million related to the Chaucer pension plan for the period of July 1, 2011 to December 31, 2011.

U.S. Qualified Defined Benefit Plan

Prior to 2005, we provided pension retirement benefits to substantially all of our U.S. employees based on a defined benefit cash balance formula. In addition to the cash balance allocation, certain transition group employees, who had met specified age and service requirements as of December 31, 1994, were eligible for a grandfathered benefit based primarily on the employees’ years of service and compensation during their highest five consecutive plan years of employment. As of January 1, 2005, the defined benefit pension plans were frozen.

As of December 31, 2011 and 2010, we determined our discount rate utilizing an independent yield curve which provides for a portfolio of high quality bonds that are expected to match the cash flows of our pension plan. Bond information used in the yield curve included only those rated Aa or better as of December 31, 2011 and 2010, respectively, and had been rated by at least two well-known rating agencies. At December 31, 2011, based upon our qualified plan liabilities and cash flows in relation to this discount curve, we decreased our discount rate to 5.125%, from 5.625% at December 31, 2010.

For the years ended December 31, 2011 and 2010, the expected rate of return on our qualified plan assets was 6.50% and 7.00%, respectively. The decrease reflects our strategy to shift investment assets from equity securities to fixed maturity investments over several years resulting in our composition of 82% fixed maturities and 18% equities at December 31, 2011, as well as declines in the fixed maturities markets in general. Actual returns of the plan investments generated approximately $58 million and $56 million of gains during 2011 and 2010, respectively, as compared to expected returns of approximately $34 million and $35 million, respectively.

The benefit from the investment gains experienced in 2011 was essentially offset by a decrease in the discount rate from the prior year. In 2010, an actuarial loss of approximately $32 million primarily resulting from a decrease in the discount rate from the prior year was partially offset by the benefit from investment gains of approximately $21 million. These net losses resulted in adjustments to our accumulated net actuarial losses in 2011 and 2010 of approximately $0.4 million and $10.7 million, respectively, which are reflected as decreases to our accumulated other comprehensive income. The change in these actuarial gains and losses is amortized into earnings in future years. The adjustments to accumulated other comprehensive income from these actuarial losses occurring in 2011 and 2010 were offset by the amortization of actuarial losses from prior years of $14.0 million and $15.8 million in 2011 and 2010, respectively. Given the effect of our actual investment experience in 2011, and taking into consideration the decrease in discount rates in 2012, U.S. pension related expenses in 2012 are expected to decrease from 2011. Accordingly, we expect our pre-tax pension expense for the U.S. qualified defined benefit pension plan to decrease from approximately $9 million in 2011 to approximately $6 million in 2012.

Holding all other assumptions constant, sensitivity to changes in our key assumptions related to our U.S. qualified defined benefit pension plan are as follows:

Discount Rate – A 25 basis point increase in the discount rate would decrease our pension expense in 2012 by $1.9 million and decrease our projected benefit obligation by $12.7 million. A 25 basis point reduction in the discount rate would increase our pension expense by $1.9 million and increase our projected benefit obligation by $13.3 million.

Expected Return on Plan Assets – A 25 basis point increase or decrease in the expected return on plan assets would decrease or increase our pension expense in 2012 by $1.4 million.

Chaucer Pension Plan

Prior to 2002, our Chaucer segment provided defined benefit pension retirement benefits to certain of its employees. As of December 31, 2001, the defined benefit section of the pension plan was closed to new members. The defined benefit obligation for this plan is based on the employees’ years of service and final pensionable salary.

As of December 31, 2011 and the July 1, 2011 acquisition date, we determined our discount rate utilizing a 15 Year AA corporate bond index. At December 31, 2011, based upon our Chaucer plan liabilities and cash flows in relation to this index, we decreased our discount rate to 4.90%, from 5.50%, at the July 1, 2011 acquisition date.

For the six months ended December 31, 2011, the expected rate of return on plan assets was 7.40%. The composition of our Chaucer plan assets are 78% equities, 12% fixed maturities, and 10% real estate funds at December 31, 2011. Actual returns of the plan investments generated approximately $4.5 million of losses during the six months ended December 31, 2011.

Collectively, investment losses experienced in 2011, combined with the decrease in the discount rate, partially offset by a decrease in the inflation rate and changes in other assumptions, resulted in net actuarial losses for the Chaucer plan of approximately $14.1 million. These losses are reflected as a decrease to our accumulated other comprehensive income. This balance is amortized into earnings in future periods. Taking into consideration actual investment performance and the decrease in discount rates in 2012, pension related expenses for the Chaucer plan are expected to increase in 2012 from $0.4 million to approximately $1.8 million (using the December 31, 2011 GBP to U.S. dollar conversion rate of 1.55).

Holding all other assumptions constant, sensitivity to changes in our key assumptions related to our Chaucer pension plan are as follows:

Discount Rate – A 25 basis point increase in the discount rate would decrease our pension expense in 2012 by $0.1 million and decrease our projected benefit obligation by $6.4 million. A 25 basis point reduction in the discount rate would increase our pension expense by $0.1 million and increase our projected benefit obligation by $7.0 million.

Expected Return on Plan Assets – A 25 basis point increase or decrease in the expected return on plan assets would decrease or increase our pension expense in 2012 by $0.1 million.

OTHER-THAN-TEMPORARY IMPAIRMENTS

We employ a systematic methodology to evaluate declines in fair values below amortized cost for all fixed maturity and equity security investments. The methodology utilizes a quantitative and qualitative process which seeks to ensure that available evidence concerning the declines in fair value below amortized cost is evaluated in a disciplined manner. In determining whether a decline in fair value below amortized cost is other-than-temporary, we evaluate several factors and circumstances, including the issuer’s overall financial condition; the issuer’s credit and financial strength ratings; the issuer’s financial performance, including earnings trends, dividend payments and asset quality; any specific events which may influence the operations of the issuer; the general outlook for market conditions in the industry or geographic region in which the issuer operates; and the length of time and the degree to which the fair value of an issuer’s securities remains below our cost. With respect to fixed maturity investments, we consider factors that might raise doubt about the issuer’s ability to pay amounts due according to the contractual terms and whether we expect to recover the entire amortized cost basis of the security. With respect to equity securities, we consider our ability and intent to hold the investment for a period of time to allow for a recovery in value. We apply these factors to all securities.

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

For our impairment review of asset-backed fixed maturity securities, we forecast our best estimate of the prospective future cash flows of the security to determine if we expect to recover the entire amortized cost basis of the security. Our analysis includes estimates of underlying collateral default rates based on historical and projected delinquency rates and estimates of the amount and timing of potential recovery. We consider available information relevant to the collectibility of cash flows, including information about the payment terms of the security, prepayment speeds, the financial condition of the underlying borrowers, collateral trustee reports, credit ratings analysis and other market data when developing our estimate of the expected cash flows.

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

Temporary declines in market value are recorded as unrealized losses, which do not affect net income and earnings per share, but reduce accumulated other comprehensive income, which is reflected in our Consolidated Balance Sheets. We cannot provide assurance that the other-than-temporary impairments will be adequate to cover future losses or that we will not have substantial additional impairments in the future. (See “Investments” on pages 59 to 64 of this Form 10-K for further discussion regarding other-than-temporary impairments and securities in an unrealized loss position).

DEFERRED TAX ASSETS

Our deferred tax assets and liabilities primarily result from temporary differences between the amounts recorded in our consolidated financial statements and the tax basis of our assets and liabilities and loss and tax credit carryforwards. These temporary differences are measured at the balance sheet date using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse.

The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods under the tax law in the applicable tax jurisdiction. Consideration is given to available positive and negative evidence, including reversals of deferred tax liabilities, projected future taxable income in each tax jurisdiction, tax planning strategies and recent financial operations. Valuation allowances are established if, based on the weight of available information, it is more likely than not that all or some portion of the deferred tax assets will not be realized. The determination of the valuation allowance for our deferred tax assets requires management to make certain judgments and assumptions. Our judgments and assumptions are subject to change given the inherent uncertainty in predicting future performance and specific industry and investment market conditions. Changes in valuation allowances are generally reflected in federal income tax expense or as an adjustment to other comprehensive income (loss) depending on the nature of the item for which the valuation allowance is being recorded.

The following are the components of our deferred tax assets and liabilities with the associated valuation allowance as of December 31, 2011.

Deferred Tax Assets (Liabilities)	Gross Amount	Valuation Allowance	Net Amount
(in millions)
Tax attributes
Tax credit carryforwards	$112.2	$—	$112.2
Operating loss carryforwards	48.1	—	48.1
Capital loss carryforwards	31.7	(31.7)	—

	192.0	(31.7)	160.3
Other
Insurance reserves, net	178.9	—	178.9
Deferred policy acquisition costs	(123.7)	—	(123.7)
Employee benefit plans	36.2	—	36.2
Software capitalization	(29.9)	—	(29.9)
Lloyd’s underwriting losses (not subject to tax)	18.6	—	18.6
Other, net	14.5	—	14.5
Investments, net	9.3	(4.2)	5.1

	103.9	(4.2)	99.7

Total	$295.9	$(35.9)	$260.0

We have $112.2 million of alternative minimum tax credit carryforwards. The alternative minimum tax credit carryforwards have no expiration date and may be used to offset regular federal income taxes due from future income. Based on our projected future taxable income, we expect to utilize these tax credits during the next four to five years. In addition, we have operating loss carryforwards that relate to current year U.S. net operating loss and foreign net operating loss carryforwards from our recently acquired Chaucer segment. The U.S. net operating loss carryforwards expire in 2031 and the Chaucer net operating loss carryforwards have no expiration date. Based on our projection of future economic conditions, taxable income, reversals of existing taxable temporary liabilities, and our strategic planning strategies, we believe that these operating loss carryforwards will be fully realized.

Our capital loss carryforwards relate to the loss from the sale of FAFLIC in 2009 and expire in 2014. In making our valuation allowance assessment for this deferred tax asset, we considered our carryforward capacity, reversals of deferred tax liabilities related to our investment portfolio, and tax planning strategies that include holding a portion of debt securities with market value losses until recovery and selling appreciated securities to offset capital losses. Given the nature and the magnitude of the loss and our ability to generate limited capital gains based on current market conditions in the next three years, we believe it is more likely than not that these assets will not be realized.

We believe the remaining deferred tax asset from other temporary differences will be fully realizable based on our projected future taxable income and recent financial operations. Although we believe that these assets are fully recoverable, there can be no certainty that future events will not affect their recoverability. Future economic conditions and debt market volatility, including increase in interest rates, can adversely impact our tax planning strategies.

STATUTORY SURPLUS OF U.S. INSURANCE SUBSIDIARIES

The following table reflects statutory surplus for our U.S. insurance subsidiaries:

December 31	2011	2010
(in millions)
Total Statutory Surplus–U.S. Insurance Subsidiaries	$1,582.8	$1,747.3

The statutory surplus for our U.S. insurance subsidiaries decreased $164.5 million during 2011, primarily due to a $99 million ordinary dividend paid to the holding company by Hanover Insurance in April 2011 and from changes in admitted tax assets. This dividend from Hanover Insurance was used to help fund the acquisition of Chaucer.

The NAIC prescribes an annual calculation regarding risk based capital (“RBC”). RBC ratios for regulatory purposes, as described in the glossary, are expressed as a percentage of the capital required to be above the Authorized Control Level (the “Regulatory Scale”); however, in the insurance industry, RBC ratios are widely expressed as a percentage of the Company Action Level. The following table reflects the Company Action Level, the Authorized Control Level and RBC ratios for Hanover Insurance (which includes Citizens and other U.S. insurance subsidiaries), as of December 31, 2011 and 2010, expressed both on the Industry Scale (Total Adjusted Capital divided by the Company Action Level) and Regulatory Scale (Total Adjusted Capital divided by Authorized Control Level):

(dollars in millions)
December 31, 2011	Company Action Level	Authorized Control Level	RBC Ratio Industry Scale	RBC Ratio Regulatory Scale
The Hanover Insurance Company	$581.9	$291.0	270%	540%

December 31, 2010
The Hanover Insurance Company	$566.0	$283.0	306%	613%

LLOYD’S CAPITAL REQUIREMENT

Chaucer corporate members operate in the Lloyd’s market, which requires that these members deposit funds, referred to as “Funds at Lloyd’s”, to support their underwriting interests. Lloyd’s sets required capital annually for all participating syndicates based on each syndicates’ business plans, the rating and reserving environment, and discussions with regulatory and rating agencies. Although the minimum capital levels are set by Lloyd’s, it is the responsibility of Chaucer to continually monitor the risk profiles of its managed syndicates to ensure that the level of funding remains appropriate. Such capital is comprised of cash and cash equivalents, investments, undrawn letters of credit provided by various banks and other assets. At December 31, 2011, the required capital supporting our Lloyd’s business totaled $737.5 million (using the December 31, 2011 GBP to U.S. dollar conversion rate of 1.55). We have securities, assets and letters of credit pledged to Lloyd’s to satisfy these capital requirements at December 31, 2011 and expect to be able to meet these capital requirements in the future.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of our ability to generate sufficient cash flows to meet the cash requirements of business operations. As a holding company, our primary ongoing source of cash is dividends from our insurance subsidiaries. However, dividend payments to us by our U.S. insurance subsidiaries are subject to limitations imposed by regulators, such as prior notice periods and the requirement that dividends in excess of a specified percentage of statutory surplus or prior year’s statutory earnings receive prior approval (so called “extraordinary dividends”). On April 15, 2011, a $99 million ordinary dividend was paid to the holding company by Hanover Insurance. This dividend was used to help fund the acquisition of Chaucer. In 2010 and 2009, dividends of $75.0 million and $153.7 million, respectively, were paid by Hanover, providing cash and securities to the holding company.

Dividend payments to the holding company by our Chaucer business are regulated by U.K. law. Dividends from Chaucer are dependent on dividends from its subsidiaries. Annual dividend payments from Chaucer are limited to retained earnings that are not restricted by capital and other requirements for business at Lloyd’s. Also, Chaucer must provide advance notice to the U.K.’s Financial Services Authority (“FSA”) of certain proposed dividends or other payments from FSA regulated entities. There are currently no plans to repatriate dividends to our holding company from Chaucer.

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

Net cash provided by operating activities was $221.7 million during 2011, compared to net cash provided by operations of $83.6 million in 2010 and $91.6 million in 2009. The $138.1 million increase in net cash provided by operating activities in 2011 compared to 2010 primarily resulted from the absence, in 2011, of a $100.0 million contribution made to our qualified defined benefit pension plan in 2010, and increased premium collections in 2011, primarily associated with OneBeacon business written in 2010 and our Chaucer business. The $8.0 million decrease in net cash provided by operating activities in 2010 compared to 2009 primarily resulted from a $100 million contribution to our qualified defined benefit pension plan in January 2010. In addition, cash was used to provide for higher operating expenses and increased loss and LAE payments in 2010. These cash uses in 2010 were almost entirely offset by cash provided by increased written premium in 2010.

Net cash provided by investing activities was $182.8 million during 2011, compared to net cash used in investing activities of $98.8 million in 2010 and $174.2 million in 2009. During 2011, cash provided by investing activities primarily resulted from $756.1 million of cash and cash equivalents acquired from Chaucer. This increase was partially offset by cash paid for the Chaucer acquisition totaling $468.4 million, which included an $11.3 million payment related to a foreign currency exchange forward contract, and the investment of a portion of our Chaucer segment’s cash into fixed maturities. During 2010, cash used was primarily related to our net purchases of equity securities and fixed maturities. Additionally, cash was used in 2010 in connection with our acquisitions and renewal rights transactions. During 2009, cash was primarily used as we invested a portion of existing cash into fixed maturities and invested the proceeds from the sale of our Life Companies into fixed maturities. Additionally, in 2009, cash was used in connection with the One Beacon renewal rights agreement, which was funded, in part, by the sale of equity securities. This investing activity was partially offset by cash provided from sales of fixed maturities to fund our stock repurchase program.

Net cash provided by financing activities was $127.3 million during 2011, compared to cash used in financing activities of $8.6 million in 2010 and $130.2 million in 2009. During 2011, cash provided by financing activities primarily resulted from the issuance, on June 17, 2011, of $300.0 million of unsecured senior debentures. Cash received from the issuance of debt was partially offset by the repurchase of $86.8 million of debt, the payment of dividends to our shareholders, repayments of collateral related to our securities lending program, and repurchases of common stock. During 2010, cash used in financing activities primarily resulted from repurchases of common stock and debt, as well as the payment of dividends to our shareholders. These were substantially offset by proceeds from the issuance, on February 23, 2010, of $200.0 million unsecured senior debentures. During 2009, cash used in financing activities primarily resulted from $148.1 million net repurchases of our common stock and $37.5 million to fund annual dividends to shareholders. These uses were partially offset by $53.1 million of cash inflows from our securities lending program. Also during 2009, a $125.0 million advance received as part of the FHLBB collateralized borrowing program was offset by $125.9 million used to repurchase a portion of our corporate debt.

At December 31, 2011, THG, as a holding company, held approximately $206 million of fixed maturities and cash. We believe our holding company assets are sufficient to meet our future obligations, which consists primarily of the interest on our senior debentures, our dividends to shareholders (as and to the extent declared), additional funds relating to the purchase of Chaucer, certain costs associated with benefits due to our former life employees and agents, and to the extent required, payments related to indemnification of liabilities associated with the sale of various subsidiaries. We do not expect that it will be necessary to dividend additional funds from our insurance subsidiaries in order to fund 2012 holding company obligations; however, we may decide to do so.

Dividends to common shareholders are subject to quarterly board approval and declaration. During 2011, as declared by the Board, we paid three quarterly dividends of $0.275 per share and one quarterly dividend of $0.30 per share to our shareholders. The total dividends paid to our shareholders in 2011 were $50.9 million. We believe that our holding company assets are sufficient to provide for future shareholder dividends should the Board of Directors declare them.

We expect to continue to generate sufficient positive operating cash to meet all short-term and long-term cash requirements relating to current operations, including the funding of our qualified defined benefit pension plan and Chaucer pension plan. Based upon the current estimate of liabilities and certain assumptions regarding investment returns and other factors, our qualified defined benefit pension plan is essentially fully funded as of December 31, 2011. As a result, we currently expect that significant cash contributions will not be required for this plan for several years. The Chaucer pension plan is approximately $30 million underfunded as of December 31, 2011. The ultimate payment amounts for both the defined benefit plan and the Chaucer pension plan are based on several assumptions, including but not limited to, the rate of return on plan assets, the discount rate for benefit obligations, mortality experience, interest crediting rates and the ultimate valuation and determination of benefit obligations. Since differences between actual plan experience and our assumptions are likely, changes to our funding obligations in future periods are possible.

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

Since October 2007 and through December 2010, our Board of Directors has authorized aggregate repurchases of our common stock of up to $500 million. Our repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. During 2011, we repurchased 0.6 million shares of our common stock through open market purchases at a cost of $21.7 million. On March 30, 2010 and December 8, 2009, we entered into accelerated share repurchase agreements with Barclays Bank plc, acting through its agent Barclays Capital, Inc., and utilized a portion of our existing share repurchase authorization for the immediate repurchase of 2.3 million and 2.4 million shares, respectively, of our common stock at a cost of $105.0 million and $105.2 million, respectively. Total repurchases under this program as of December 31, 2011 were 8.6 million shares at a cost of $364.8 million.

Over the past several years, we have issued, through two separate transactions, $500 million in senior debentures and have received advances of $163.9 million through our membership in FHLBB as part of a collateralized borrowing program. Additional information related to these borrowings is provided in Note 6 – “Debt and Credit Arrangements” on pages 110 to 111 of the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K.

Additionally, from time to time, we may also repurchase our debt. In 2011, we repurchased, in several transactions, $69.5 million of Junior Debentures at a cost of $72.1 million, resulting in a net loss of $2.6 million. In addition, we repurchased $4.0 million of surplus notes outstanding related to AIX, $8.0 million of capital securities related to AIX and $3.0 million of capital securities related to Professionals Direct, Inc. These repurchases are expected to reduce our pre-tax interest costs in 2012 by approximately $6 million. In 2010, we repurchased $36.5 million of our Junior Debentures at a cost of $38.5 million, resulting in a $2.0 million loss on the repurchases. In 2009, we repurchased in several transactions, including a tender offer, our mandatorily redeemable preferred securities and Senior Debentures, resulting in a gain of $34.5 million. These mandatorily redeemable securities were originally issued through AFC Capital Trust I, which was liquidated on July 30, 2009. We may decide to repurchase additional debt on an opportunistic basis.

On August 2, 2011, we entered into a $200.0 million committed syndicated credit agreement which expires in August 2015, with an option to increase the facility to $250.0 million assuming no default and satisfaction of certain other conditions. The agreement also includes a $50 million sub-facility for standby letters of credit that can be used for general corporate purposes. Borrowings, if any, under this agreement are unsecured and incur interest at a rate per annum equal to, at our option, a designated base rate or the three – month LIBOR plus applicable margin. The agreement provides covenants, including but not limited to, maintaining at least a certain level of consolidated equity, maximum consolidated leverage ratios, and an RBC ratio at our primary U.S. domiciled property and casualty companies. We had no borrowings under this agreement during 2011. At December 31, 2011, we were in compliance with these covenants.

In 2010, Chaucer entered into a £90.0 million Standby Letter of Credit Facility that is used to provide regulatory capital supporting Chaucer’s underwriting through two managed syndicates expiring on December 31, 2015, and provides for an annual commitment fee of 1.14 percent. The Standby Facility contains restrictive financial covenants including, but not limited to, maintaining a minimum consolidated tangible net worth and a leverage ratio of less than or equal to 35 percent for Chaucer.

In November 2011, we entered into a Standby Letter of Credit Facility Agreement (the “Facility Agreement”) not to exceed $180.0 million outstanding at any one time, with the option to increase the amount available for issuances of letters of credit to $270.0 million in the aggregate on one occasion only during the term of the Facility Agreement (subject to the consent of all lenders and assuming no default and satisfaction of other specified conditions). The agreement provides certain covenants including, but not limited to, the syndicates’ financial condition. The Facility Agreement is used to provide regulatory capital supporting Chaucer’s underwriting through two managed syndicates. The Facility Agreement expires on December 31, 2016. A letter of credit commission fee on outstanding letters of credit is payable quarterly, and ranges from 1.50% to 2.125% per annum, depending on our credit ratings for portions that are not cash collateralized, and 0.30% per annum for portions that are cash collateralized. A commitment fee in respect of the unutilized commitments under the Facility Agreement is payable quarterly, and ranges from 0.60% to 0.85% per annum, depending on our credit ratings. Chaucer is also required to pay customary agency fees. We were in compliance with the covenants at December 31, 2011. The Facility Agreement replaces the aforementioned £90.0 million Standby Letter of Credit Facility entered into by Chaucer in 2010.

Simultaneous with the Facility Agreement, in November 2011, we entered into a Guaranty Agreement (the “Guaranty Agreement”) with Lloyds TSB Bank plc, as Facility Agent and Security Agent, pursuant to which, we unconditionally guarantee the obligations of Chaucer under the Facility Agreement. The Guaranty Agreement contains certain financial covenants that require us to maintain a minimum net worth, a minimum risk-based capital ratio at our primary U.S. domiciled property and casualty companies and a maximum leverage ratio, and certain negative covenants that limit our ability, among other things, to incur or assume certain debt, grant liens on our property, merge or consolidate, dispose of assets, materially change the nature or conduct of our business and make restricted payments (except, in each case, as provided by certain exceptions). The Guaranty Agreement also contains certain customary representations and warranties.

On June 14, 2010, we purchased approximately 11 acres of developable land in Worcester, Massachusetts for $5 million. A portion of the land will be developed with the construction of a new 200,000 square foot office building and the redevelopment of an adjacent parking garage (the “City Square Project”). In addition, we signed a 17 year lease agreement with a tenant for the new building and garage. The tenant is an unaffiliated public company with an investment grade credit rating. Through December 31, 2011, we capitalized an additional $20.7 million in related construction, lease acquisition, legal, architectural and associated costs. Development costs are estimated between $65 million and $70 million and the project will be financed, in part, through the aforementioned issuance of collateralized debt through our membership in the FHLBB. In July 2010, Hanover Insurance committed to borrow $46.3 million from the FHLBB to finance the project. These borrowings will be drawn down in several increments from July 2010 to January 2012. Through December 31, 2011, Hanover Insurance received advances of $38.9 million from this commitment. Amounts drawn from the $46.3 million mature on July 20, 2020 and carry fixed interest rates with a weighted average of 3.88%.

On March 31, 2010, we acquired Campania Holding Company, Inc. (“Campania”) for a cash purchase price of approximately $24 million, subject to various terms and conditions. Campania specializes in insurance solutions for portions of the healthcare industry.

On December 3, 2009, we entered into a renewal rights agreement with OneBeacon. Through this agreement, we acquired access to a portion of OneBeacon’s small and middle market commercial business at renewal, including industry programs and middle market niches. This transaction included consideration of approximately $23 million, plus certain potential additional consideration estimated to total approximately $11 million, primarily representing purchased renewal rights intangible assets which are included as other assets in our Consolidated Balance Sheets. The agreement was effective for renewals beginning January 1, 2010

Contractual Obligations

Our financing obligations generally include repayment of our Senior Debentures, Junior Debentures, subordinated debt, borrowings from the FHLBB, and operating lease payments. The following table represents our annual payments related to the contractual principal and interest payments of these financing obligations as of December 31, 2011 and operating lease payments reflect expected cash payments based upon lease terms. In addition, we also have included our estimated payments related to our loss and LAE obligations and our current expectation of payments to be made to support the obligations of our benefit plans. The following table also includes commitments to purchase investment securities at a future date. Actual payments may differ from the contractual and/or estimated payments in the table.

December 31, 2011	Maturity less than 1 year	Maturity 1-3 years	Maturity 4-5 years	Maturity in excess of 5 years	Total
(in millions)
Debt (1)	$—	$—	$—	$911.1	$911.1
Interest associated with debt (1)	60.3	120.6	120.6	431.9	733.4
Operating lease commitments (2)	19.7	31.7	17.5	—	68.9
Qualified defined benefit pension plan funding obligations (3)	—	—	—	—	—
Chaucer pension plan funding obligations (3)	2.9	5.8	5.8	8.7	23.2
Non-qualified defined benefit pension and post-retirement benefit obligations (4)	8.1	15.2	14.2	30.4	67.9
Investment commitments (5)	81.2	6.8	—	—	88.0
Loss and LAE obligations (6)	1,906.8	1,806.6	764.3	1,282.6	5,760.3

(1)	Debt includes our senior debentures due in 2025, which pay annual interest at a rate of 7 5/8%, our senior debentures due in 2020, which pay annual interest at a rate of 7.50%, our senior debentures due in 2021, which pay annual interest at a rate of 6.375%, and our junior subordinated debentures due in 2027, which pay cumulative dividends at an annual rate of 8.207%. In addition, we have subordinated notes denominated in Euros due in 2034, which pay interest semi-annually based on the European Inter bank offer rate (Euribor), plus an agreed margin of 3.75%, and subordinated notes due in 2036, which pay interest semi-annually based on the U.S. dollar 3-month LIBOR, plus an agreed margin of 3.1%. Payments related to the principal amounts of these agreements represent contractual maturity; therefore, principal and interest associated with these obligations are reflected in the above table based upon the contractual maturity dates and current Euribor and LIBOR rates of 1.565% and 0.581%, respectively. The Company has the ability to prepay the subordinated notes, which is not reflected in the table above. The Euro denominated debt is converted from Euro to GBP at current rates and then translated to U.S. dollars based upon the December 31, 2011 exchange rate between the GBP and U.S. dollar of 1.55. In addition, we have $125.0 million of borrowings under a collateralized borrowing program with the FHLBB which pays interest monthly at a rate of 5.50% annually. Such borrowings are available for a twenty-year term or through September 25, 2029. We also have $38.9 million of borrowings under this collateralized borrowing program which pays interest monthly. Furthermore, we borrowed an additional $7.4 million under this program in January 2012. All borrowings under this program with the FHLBB pay interest at a weighted average rate of 3.88%. These borrowings have a maturity date of July 20, 2020.

(2)	Our U.S. and international subsidiaries are lessees with a number of operating leases.

(3)	In 2010, we contributed $100.0 million to our qualified defined benefit pension plan and do not expect to make any significant additional contributions in order to meet our minimum funding requirements. However, additional contributions may be required in the future based on the level of pension assets and liabilities in future periods.

Chaucer pension plan funding obligations reflect estimated payments to be made through plan year 2019 based on a payment schedule determined by the plan’s trustees. Additional contributions may be required for unfunded benefit obligations, if any, after plan year 2019 as determined by the plan’s trustees. For purposes of this table, we used the foreign currency exchange rate of 1.55 at December 31, 2011 to determine the future cash payments.

The ultimate payment amount for these pension plans are based on several assumptions, including, but not limited to, the rate of return on plan assets, the discount rate for benefit obligations, mortality experience, interest crediting rates and the ultimate valuation of benefit obligations. Differences between actual plan experience and our assumptions are likely and will likely result in changes to our funding obligations in future periods.

(4)	Non-qualified defined benefit pension and postretirement benefit obligations reflect estimated payments to be made through plan year 2021 for pension, postretirement and postemployment benefits. Estimates of these payments and the payment patterns are based upon historical experience.

(5)	Investment commitments include $46.8 million related to the City Square Project, $23.6 million related to tax credits, and $17.6 million related to partnerships and other investment commitments.

(6)	Unlike many other forms of contractual obligations, loss and LAE reserves do not have definitive due dates and the ultimate payment dates are subject to a number of variables and uncertainties. As a result, the total loss and LAE reserve payments to be made by period, as shown in the table, are estimates based principally on historical experience.

OFF-BALANCE SHEET ARRANGEMENTS

We currently do not have any material off-balance sheet arrangements that are reasonably likely to have an effect on our financial position, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources.

CONTINGENCIES AND REGULATORY MATTERS

Information regarding litigation and legal contingencies appears in Note 17—“Commitments and Contingencies” on pages 127 to 128 of the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K. Information related to certain regulatory and industry developments are contained in “Regulation” in Item 1—Business included on pages 12 to 14 of this Form 10-K and in Item 1A – “Risk Factors” on pages 22 to 37 of this Form 10-K.

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

RISKS AND FORWARD-LOOKING STATEMENTS

Management’s Discussion and Analysis contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. For a discussion of indicators of forward-looking statements and specific important factors that could cause actual results to differ materially from those contained in forward-looking statements, see Part I – Item 1A on pages 22 to 37 of this Annual Report of Form 10-K for the fiscal year ended December 31, 2011. This Management’s Discussion and Analysis should be read and interpreted in light of such factors.

GLOSSARY OF SELECTED INSURANCE TERMS

Account rounding – The conversion of single policy customers to accounts with multiple policies and/or additional coverages.

Benefit payments – Payments made to an insured or their beneficiary in accordance with the terms of an insurance policy.

Capacity – The maximum amount of business which may be accepted by a syndicate or a corporate member on a syndicate, expressed in terms of gross premium written, net of commission.

Casualty insurance – Insurance that is primarily concerned with the losses caused by injuries to third persons and their property (other than the policyholder) and the related legal liability of the insured for such losses.

Catastrophe – A severe loss, resulting from natural and manmade events, including risks such as hurricane, fire, earthquake, windstorm, tornado, hailstorm, severe winter weather, explosion, terrorism, riots and other similar events.

Catastrophe loss – Loss and directly identified loss adjustment expenses from catastrophes. The Insurance Services Office (“ISO”) Property Claim Services (“PCS”) defines a catastrophe loss as an event that causes $25 million or more in U.S. industry insured property losses and affects a significant number of property and casualty policyholders and insurers. In addition to those catastrophe events declared by ISO, claims management also generally includes within the definition of a “catastrophe loss”, a property loss event that causes approximately $5 million or more in company insured losses and affects in excess of one hundred policyholders or multiple independent risks. For the international business in our Chaucer segment, management utilizes a “catastrophe loss” definition that is substantially consistent with the ISO definition framework.

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

Corporate member – A company admitted to membership of Lloyd’s and which provides capital in support of a Lloyd’s syndicate to enable the syndicate to undertake underwriting risks.

Credit spread – The difference between the yield on the debt securities of a particular corporate debt issue and the yield of a similar maturity of U.S. Treasury debt securities.

Current accident year loss results – A non-GAAP measure of the estimated earnings impact of current premiums offset by estimated loss experience and expenses for the current accident year. This measure includes the estimated increase in revenue associated with higher prices (premiums), including those caused by price inflation and changes in exposure, partially offset by higher volume driven expenses and inflation of loss costs. Volume driven expenses include policy acquisition costs such as commissions paid to property and casualty agents, which are typically based on a percentage of premium dollars.

Dividends received deduction – A corporation is entitled to a special tax deduction from gross income for dividends received from a domestic corporation that is subject to income tax.

Earned premium – The portion of a premium that is recognized as income, or earned, based on the expired portion of the policy period, that is, the period for which loss coverage has actually been provided. For example, after six months, $50 of a $100 annual premium is generally considered earned premium. The remaining $50 of annual premium is unearned premium. Net earned premium is earned premium net of reinsurance.

Economic interest– The share of syndicate underwriting capacity supported by capital from Chaucer Holdings plc.

Excess of loss reinsurance – Reinsurance that indemnifies the insured against all or a specific portion of losses under reinsured policies in excess of a specified dollar amount or “retention”.

Expense Ratio, GAAP – The ratio of underwriting expenses to premiums earned for a given period.

Exposure – As it relates to underwriting, a measure of the rating units or premium basis of a risk; for example, an exposure of a number of automobiles. As it relates to loss events, the maximum value of claims made on an insurer from an event or events that would result in the total exhaustion of the cover or indemnity offered by an insurance policy.

Frequency – The number of claims occurring during a given coverage period.

Funds at Lloyd’s – Funds held in trust at Lloyd’s as security for the policyholders and to support a corporate member’s overall underwriting activities. The funds must be in a form approved by Lloyd’s and be maintained at certain specified levels.

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

Managing agent – An agent that runs the affairs of a syndicate.

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

Rate increase (Commercial Lines and Chaucer) – Represents the average change in premium on renewal policies caused by the estimated net effect of base rate changes, discretionary pricing, inflation or changes in policy level exposure.

Rate increase (Personal Lines) – The estimated cumulative premium effect of approved rate actions during the prior policy period applied to a policy’s renewal premium.

Reinstatement premium – A pro-rata reinsurance premium that may be charged for reinstating the amount of reinsurance coverage reduced as the result of a reinsurance loss payment under a reinsurance treaty. For events that we are the insured party, the charge would decrease premiums; for events where we provide reinsurance coverage, the charge would increase premiums. For example, in 2005, this premium was required to ensure that our property catastrophe occurrence treaty, which was exhausted by Hurricane Katrina, was available again in the event of another large catastrophe loss in 2005.

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

Solvency II – European Commission-led fundamental review of the capital adequacy regime for the European insurance industry.

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

Supranational – An international organization, or union, whereby member states transcend national boundaries or interests to share in the decision-making and vote on issues pertaining to the wider grouping. European Investment Bank is an example of a supranational.

Syndicate – A group of members underwriting insurance at Lloyd’s through the agency of a managing agent, to whom a particular syndicate number is assigned.

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

ITEM 7A–QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to “Quantitative and Qualitative Disclosures about Market Risk” of Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 66 to 68 of this Form 10-K.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

The Hanover Insurance Group, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of The Hanover Insurance Group, Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Chaucer Holdings PLC (“Chaucer”), which was acquired on July 1, 2011, from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2011. We have also excluded Chaucer from our audit of internal control over financial reporting. The total assets and total revenues of Chaucer constitute approximately $4 billion or 31.7% and $541 million or 13.8%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 27, 2012

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31	2011	2010	2009
(In millions, except per share data)
Revenues
Premiums	$3,598.6	$2,841.0	$2,546.4
Net investment income	258.2	247.2	252.1
Net realized investment gains (losses):
Net realized gains from sales and other	35.0	43.6	34.3
Net other–than–temporary impairment losses on investments recognized in earnings	(6.9)	(13.9)	(32.9)

Total net realized investment gains	28.1	29.7	1.4
Fees and other income	46.7	34.3	34.2

Total revenues	3,931.6	3,152.2	2,834.1

Losses and expenses
Losses and loss adjustment expenses	2,550.8	1,856.3	1,639.2
Policy acquisition expenses	854.0	669.0	581.3
Net loss (gain) from retirement of debt	2.3	2.0	(34.5)
Interest expense	55.0	44.3	35.5
Other operating expenses	447.2	369.5	341.7

Total losses and expenses	3,909.3	2,941.1	2,563.2

Income before income taxes	22.3	211.1	270.9

Income tax expense (benefit):
Current	(0.6)	5.7	51.2
Deferred	(9.0)	52.2	31.9

Total income tax expense (benefit)	(9.6)	57.9	83.1

Income from continuing operations	31.9	153.2	187.8
Gain from discontinued operations (net of income tax benefit of $2.5, $0.2 and $0.4 in 2011, 2010 and 2009)	5.2	1.6	9.4

Net income	$37.1	$154.8	$197.2

Earnings per common share:
Basic:
Income from continuing operations	$0.71	$3.36	$3.71
Net gain from discontinued operations	0.11	0.03	0.19

Net income per share	$0.82	$3.39	$3.90

Weighted average shares outstanding	45.2	45.6	50.6

Diluted:
Income from continuing operations	$0.70	$3.31	$3.68
Net gain from discontinued operations	0.11	0.03	0.18

Net income per share	$0.81	$3.34	$3.86

Weighted average shares outstanding	45.8	46.3	51.1

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31	2011	2010
(In millions, except share data)
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $6,008.7 and $4,598.8)	$6,284.7	$4,797.9
Equity securities, at fair value (cost of $239.9 and $120.7)	246.4	128.6
Other investments	190.2	39.4

Total investments	6,721.3	4,965.9

Cash and cash equivalents	820.4	290.4
Accrued investment income	71.8	53.8
Premiums and accounts receivable, net	1,168.1	772.0
Reinsurance recoverable on paid and unpaid losses and unearned premiums	2,262.2	1,254.2
Deferred policy acquisition costs	498.4	345.3
Deferred income taxes	260.0	177.4
Goodwill	185.5	179.2
Other assets	515.5	398.1
Assets of discontinued operations	121.2	133.6

Total assets	$12,624.4	$8,569.9

Liabilities
Loss and loss adjustment expense reserves	$5,760.3	$3,277.7
Unearned premiums	2,292.1	1,520.3
Expenses and taxes payable	642.9	541.7
Reinsurance premiums payable	378.9	34.4
Debt	911.1	605.9
Liabilities of discontinued operations	129.3	129.4

Total liabilities	10,114.6	6,109.4

Commitments and contingencies
Shareholders’ Equity
Preferred stock, $0.01 par value, 20.0 million shares authorized, none issued	—	—
Common stock, $0.01 par value, 300.0 million shares authorized, 60.5 million shares issued	0.6	0.6
Additional paid-in capital	1,784.8	1,796.5
Accumulated other comprehensive income	210.4	136.7
Retained earnings	1,237.1	1,246.8
Treasury stock, at cost (15.9 million and 15.6 million shares)	(723.1)	(720.1)

Total shareholders’ equity	2,509.8	2,460.5

Total liabilities and shareholders’ equity	$12,624.4	$8,569.9

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31	2011	2010	2009
(In millions)
Preferred Stock
Balance at beginning and end of year	$—	$—	$—

Common Stock
Balance at beginning and end of year	0.6	0.6	0.6

Additional Paid-in Capital
Balance at beginning of year	1,796.5	1,808.5	1,803.8
Settlement of accelerated share repurchases	—	(8.7)	—
Employee and director stock-based awards and other	(11.7)	(3.3)	4.7

Balance at end of year	1,784.8	1,796.5	1,808.5

Accumulated Other Comprehensive Income (Loss)
Net Unrealized Appreciation (Depreciation) on Investments and Derivative Instruments:
Balance at beginning of year	218.3	107.7	(276.1)
Cumulative effect of change in accounting principle	—	—	(33.3)

Balance at beginning of year, as adjusted	218.3	107.7	(309.4)
Net appreciation during the period:
Net appreciation on available-for-sale securities and derivative instruments	75.6	104.7	415.8
Benefit for deferred income taxes	14.8	5.9	1.3

	90.4	110.6	417.1

Balance at end of year	308.7	218.3	107.7

Defined Benefit Pension and Postretirement Plans:
Balance at beginning of year	(81.6)	(78.9)	(108.7)
Amounts arising in the period	(16.0)	(13.9)	26.0
Amortization during the period:
Amount recognized as net periodic benefit cost	10.2	9.8	19.8
Benefit (provision) for deferred income taxes	0.6	1.4	(16.0)

	(5.2)	(2.7)	29.8

Balance at end of year	(86.8)	(81.6)	(78.9)

Cumulative Foreign Currency Translation Adjustment:
Balance at beginning of year	—	—	—
Amount recognized as cumulative foreign currency translation during the year	(17.7)	—	—
Benefit for deferred income taxes	6.2	—	—

Balance at end of year	(11.5)	—	—

Total accumulated other comprehensive income	210.4	136.7	28.8

Retained Earnings
Balance at beginning of year, before cumulative effect of accounting change, net of tax	1,246.8	1,141.1	949.8
Cumulative effect of accounting change, net of tax	—	—	33.3

Balance at beginning of year, as adjusted	1,246.8	1,141.1	983.1
Net income	37.1	154.8	197.2
Dividends to shareholders	(50.9)	(47.2)	(37.5)
Treasury stock issued for less than cost	(6.9)	(9.7)	(5.3)
Recognition of employee stock-based compensation	11.0	7.8	3.6

Balance at end of year	1,237.1	1,246.8	1,141.1

Treasury Stock
Balance at beginning of year	(720.1)	(620.4)	(482.2)
Shares purchased at cost	(21.7)	(126.0)	(148.1)
Net shares reissued at cost under employee stock-based compensation plans	18.7	26.3	9.9

Balance at end of year	(723.1)	(720.1)	(620.4)

Total shareholders’ equity	$2,509.8	$2,460.5	$2,358.6

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31	2011	2010	2009
(In millions)
Net income	$37.1	$154.8	$197.2
Other comprehensive income (loss):
Available-for-sale securities:
Net appreciation during the period	66.9	97.8	423.1
Portion of other-than-temporary impairment losses transferred from (to) other comprehensive income	10.5	6.9	(7.3)
Benefit for deferred income taxes	14.2	5.9	1.3

Total available-for-sale securities	91.6	110.6	417.1

Derivative instruments:
Net depreciation during the period	(1.8)	—	—
Benefit for deferred income taxes	0.6	—	—

Total derivative instruments	(1.2)	—	—

	90.4	110.6	417.1

Pension and postretirement benefits:
Amounts arising in the period:
Net actuarial gain (loss)	(16.0)	(13.9)	21.5
Prior service cost	—	—	4.5

Total amounts arising in the period	(16.0)	(13.9)	26.0
Amortization recognized as net periodic benefit costs:
Net actuarial loss	15.4	17.2	27.2
Prior service cost	(5.2)	(5.8)	(5.8)
Transition asset	—	(1.6)	(1.6)

Total amortization recognized as net periodic pension and postretirement cost	10.2	9.8	19.8

Increase (decrease) in pension and postretirement benefit costs	(5.8)	(4.1)	45.8

Benefit (provision) for deferred income taxes	0.6	1.4	(16.0)

Total pension and postretirement benefits	(5.2)	(2.7)	29.8

Cumulative foreign currency translation adjustment:
Amount recognized as cumulative foreign currency translation during the period	(17.7)	—	—
Benefit for deferred income taxes	6.2	—	—

Total cumulative foreign currency translation adjustment	(11.5)	—	—

Other comprehensive income	73.7	107.9	446.9

Comprehensive income	$110.8	$262.7	$644.1

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31	2011	2010	2009
(In millions)
Cash Flows From Operating Activities
Net income	$37.1	$154.8	$197.2
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on discontinued operations	(5.2)	(1.8)	(12.0)
Net loss (gain) from retirement of debt	2.3	2.0	(34.5)
Net realized investment (gains) losses	(16.2)	(29.3)	1.8
Net amortization and depreciation	26.7	16.7	11.8
Stock-based compensation expense	12.0	11.3	11.7
Amortization of defined benefit plan costs	10.2	9.8	19.8
Deferred income taxes (benefit) expense	(8.9)	52.0	31.9
Change in deferred acquisition costs	17.6	(57.7)	(21.5)
Change in premiums receivable, net of reinsurance premiums payable	69.4	(204.9)	(14.1)
Change in accrued investment income	4.3	(1.1)	—
Change in loss, loss adjustment expense and unearned premium reserves	94.5	288.2	9.9
Change in reinsurance recoverable	(86.9)	(38.2)	(58.3)
Change in expenses and taxes payable	48.2	(85.0)	(44.6)
Other, net	16.6	(33.2)	(7.5)

Net cash provided by operating activities	221.7	83.6	91.6

Cash Flows From Investing Activities
Proceeds from disposals and maturities of fixed maturities	1,624.2	1,376.2	2,162.3
Proceeds from disposals of equity securities and other investments	100.4	123.6	70.9
Proceeds from mortgages sold, matured or collected	0.8	9.0	17.4
Proceeds from the sale of FAFLIC, net of cash transferred	—	—	(2.3)
Purchase of fixed maturities	(1,688.0)	(1,401.5)	(2,345.8)
Purchase of equity securities and other investments	(128.6)	(184.9)	(44.5)
Cash provided by (used for) business acquisitions, net of cash acquired	287.7	(13.3)	(21.8)
Capital expenditures	(16.5)	(10.9)	(10.4)
Net proceeds related to swap agreements	3.1	—	—
Other investing items	(0.3)	3.0	—

Net cash provided by (used in) investing activities	182.8	(98.8)	(174.2)

Cash Flows From Financing Activities
Proceeds from exercise of employee stock options	3.9	12.0	3.1
Proceeds from debt borrowings	325.4	207.5	125.0
Change in collateral related to securities lending program	(42.1)	(7.7)	53.1
Dividends paid to shareholders	(50.9)	(47.2)	(37.5)
Repurchases of debt	(86.8)	(38.5)	(125.9)
Repurchases of common stock	(21.7)	(134.7)	(148.1)
Other financing activities	(0.5)	—	0.1

Net cash provided by (used in) financing activities	127.3	(8.6)	(130.2)

Effect of exchange rate changes on cash	(3.9)	—	—

Net change in cash and cash equivalents	527.9	(23.8)	(212.8)
Net change in cash related to discontinued operations	2.1	(2.3)	131.6
Cash and cash equivalents, beginning of year	290.4	316.5	397.7

Cash and cash equivalents, end of year	$820.4	$290.4	$316.5

Supplemental Cash Flow information
Interest payments	$55.5	$40.3	$35.5
Income tax net payments	$3.0	$11.3	$47.9

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Basis of Presentation and Principles of Consolidation

The consolidated financial statements of The Hanover Insurance Group, Inc. (“THG” or the “Company”), include the accounts of The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America (“Citizens”), THG’s principal U.S. domiciled property and casualty companies; and certain other insurance and non-insurance subsidiaries. In addition, effective July 1, 2011, the Company acquired Chaucer Holdings plc (“Chaucer”), a specialist underwriting group which operates through the Society and Corporation of Lloyd’s (“Lloyd’s) (See Note 2 – “Acquisitions and Discontinued Operations”. The consolidated financial statements include Chaucer’s results for the period from July 1, 2011 through December 31, 2011. These legal entities conduct their operations through several business segments as discussed in Note 13 – “Segment Information”. Additionally, the consolidated financial statements include the Company’s discontinued operations, consisting of the Company’s former life insurance businesses and its accident and health business. All intercompany accounts and transactions have been eliminated.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In the opinion of the Company’s management these financial statements reflect all adjustments, consisting of normal recurring items necessary for a fair presentation of the financial position and results of operations. The acquisition of Chaucer on July 1, 2011, which has added meaningful business volumes to THG’s second half of fiscal year 2011 results, has affected the comparability of the consolidated financial statements.

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

The Company reviews investments in an unrealized loss position to identify other-than-temporary declines in value. On April 1, 2009, the Company adopted accounting guidance which modified the assessment of other-than-temporary impairments (“OTTI”) on debt securities, as well as the method of recording and reporting other-than-temporary impairments. When it is determined that a decline in value of an equity security is other-than-temporary, the Company reduces the cost basis of the security to fair value with a corresponding charge to earnings. When an other-than-temporary decline in value of a debt security is deemed to have occurred, the Company must assess whether it intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis. If the debt security meets either of these two criteria, an other-than-temporary impairment is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the impairment measurement date. If the Company does not intend to sell the debt security and it is not more likely than not the Company will be required to sell the security before recovery of its amortized cost basis, the credit loss portion of an other-than-temporary impairment is recorded through earnings while the portion attributable to all other factors is recorded separately as a component of other comprehensive income. The amount of the other-than-temporary impairment that relates to credit is estimated by comparing the amortized cost of the fixed maturity security with the net present value of the fixed maturity security’s projected future cash flows, discounted at the effective interest rate implicit in the investment prior to impairment. The non-credit portion of the impairment is equal to the difference between the fair value and the net present value of the fixed maturity security at the impairment measurement date. Once an OTTI has been recognized, the new amortized cost basis of the security is equal to the previous amortized cost less the amount of OTTI recognized in earnings. Prior to the adoption of this guidance on April 1, 2009, an other-than-temporary impairment recognized in earnings for fixed maturity securities was equal to the difference between amortized cost and fair value at the time of impairment. For equity method investments, an impairment is recognized when evidence demonstrates that an other-than-temporary loss in value has occurred, including the absence of the ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment.

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

D. Other Investments

Other investments consist primarily of overseas deposits, which are investments maintained in overseas funds and managed exclusively by Lloyd’s. These funds are required in order to protect policyholders in overseas markets and enable the Company to operate in those markets. Overseas deposits are carried at fair value. Realized and unrealized gains and losses on overseas deposits, including the impact of foreign currency movements, are reflected in the income statement in the period the gain or loss was generated. Also included in other investments are investments in limited partnerships, which are accounted for by the equity method of accounting or at cost.

E. Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand, amounts due from banks and highly liquid debt instruments purchased with an original maturity of three months or less.

F. Deferred Policy Acquisition Costs

Acquisition costs consist of commissions, underwriting costs and other costs, which vary with, and are primarily related to, the production of premiums. Acquisition costs are deferred and amortized over the terms of the insurance policies.

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

G. Reinsurance Recoverables

The Company shares certain insurance risks it has underwritten, through the use of reinsurance contracts, with various insurance entities. Reinsurance accounting is followed for ceded transactions when the risk transfer provisions of ASC 944, Financial Services – Insurance (“ASC 944”), have been met. As a result, when the Company experiences loss or claims events that are subject to a reinsurance contract, reinsurance recoverables are recorded. The amount of the reinsurance recoverable can vary based on the terms of the reinsurance contract, the size of the individual loss or claim, or the aggregate amount of all losses or claims in a particular line or book of business or an aggregate amount associated with a particular accident year. The valuation of losses or claims recoverable depends on whether the underlying loss or claim is a reported loss or claim, or an incurred but not reported loss. For reported losses and claims, the Company values reinsurance recoverables at the time the underlying loss or claim is recognized, in accordance with contract terms. For incurred but not reported losses, the Company estimates the amount of reinsurance recoverables based on the terms of the reinsurance contracts and historical reinsurance recovery information and applies that information to the gross loss reserve. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured business and the balance is disclosed separately in the financial statements. However, the ultimate amount of the reinsurance recoverable is not known until all losses and claims are settled. Allowances are established for amounts deemed uncollectible and reinsurance recoverables are recorded net of these allowances. The Company evaluates the financial condition of its reinsurers and monitors concentration risk to minimize its exposure to significant credit losses from individual reinsurers.

H. Property, Equipment and Capitalized Software

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

I. Goodwill and Intangible Assets

In accordance with the provisions of ASC 350, Intangibles- Goodwill and Other, the Company carries its goodwill at amortized cost, net of impairments. Increases to goodwill are generated through acquisition and represent the excess of the cost of an acquisition over the fair value of net assets acquired, including any intangibles acquired. Goodwill is no longer amortized but rather, is reviewed for impairment. The Company recorded $6.9 million in goodwill related to the acquisition of Chaucer. Additionally, acquisitions can also produce intangible assets, which have either a definite or indefinite life. Intangible assets with definite lives are amortized over that life, whereas those intangible assets determined to have an indefinite life are reviewed at least annually for impairment.

The Company tests for the recoverability of goodwill and intangible assets with indefinite lives annually or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company recognizes impairment losses only to the extent that the carrying amounts of reporting units with goodwill exceed the fair value. The amount of the impairment loss that is recognized is determined based upon the excess of the carrying value of goodwill compared to the implied fair value of the goodwill, as determined with respect to all assets and liabilities of the reporting unit. The Company has performed its annual review of goodwill and intangible assets with indefinite lives for impairment in the fourth quarters of 2011 and 2010 with no impairments recognized.

J. Liabilities for Losses, LAE, and Unearned Premiums

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

Premiums for direct and assumed business are reported as earned on a pro-rata basis over the contract period. The unexpired portion of these premiums is recorded as unearned premiums.

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

K. Debt

The Company’s debt includes senior debentures, junior debentures, subordinated notes, trust preferred capital securities, and advances under the Company’s collateralized borrowing program with the Federal Home Loan Bank of Boston (“FHLBB”). The senior debentures and subordinated notes are carried at principal amount borrowed, net of unamortized discounts. The junior subordinated debentures and borrowings under the FHLBB program are carried at principal amount borrowed. Debt also includes liabilities connected to trust preferred capital securities, related to outstanding securities issued by AIX Holdings, Inc. (“AIX”) and Professionals Direct, Inc. (“PDI”). Cash distributions on such trust preferred stock are accounted for as interest expense. (See Note 6 – “Debt and Credit Arrangements”).

L. Premium, Premium Receivable, Fee Revenue and Related Expenses

Insurance premiums written are generally recorded at the policy inception and are primarily earned on a pro rata basis over the terms of the policies for all products. Premiums written include estimates, primarily in the Chaucer segment, that are derived from multiple sources which include the historical experience of the underlying business, similar businesses and available industry information. These estimates are regularly reviewed and updated and any resulting adjustments are included in the current year’s results. Unearned premium reserves represent the portion of premiums written that relates to the unexpired terms of the underlying in-force insurance policies and reinsurance contracts. Premium receivables reflect the unpaid balance of premium written as of the balance sheet date. Premium receivables are generally short-term in nature and are reported net of allowance for estimated uncollectible premium accounts. The Company reviews its receivables for collectibility at the balance sheet date. The allowance for uncollectible accounts was not material as of December 31, 2011 and 2010. Ceded premiums are charged to income over the applicable term of the various reinsurance contracts with third party reinsurers. Reinsurance reinstatement premiums, when required, are recognized in the same period as the loss event that gave rise to the reinstatement premiums. Losses and related expenses are matched with premiums, resulting in their recognition over the lives of the contracts. This matching is accomplished through estimated and unpaid losses and amortization of deferred policy acquisition costs.

M. Income Taxes

The Company is subject to the tax laws and regulations of the U.S. and foreign countries in which it operates. The Company files a consolidated U.S. federal income tax return that includes the holding company and its U.S. subsidiaries. Generally, taxes are accrued at the U.S. rate of 35% for income from the U.S. operations. The Company’s primary non-U.S. jurisdiction is the U.K. with a current tax rate of 26%. However, THG accrues taxes on certain non-U.S. income which is subject to U.S. tax as a result of being owned by a U.S. shareholder at the U.S. rate. Foreign tax credits, where available, are utilized to offset U.S. tax as permitted. Certain non-U.S. income is not subject to U.S. tax until repatriated. Foreign taxes on this non-U.S. income are accrued at the local foreign rate and do not have an accrual for U.S. deferred taxes as these earnings are intended to be permanently reinvested overseas.

The Company’s accounting for income taxes represents its best estimate of various events and transactions.

Deferred income taxes are generally recognized when assets and liabilities have different values for financial statement and tax reporting purposes, and for other temporary taxable and deductible differences as defined by ASC 740, Income Taxes (“ASC 740”). These temporary differences are measured at the balance sheet date using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse. These differences result primarily from insurance reserves, deferred policy acquisition costs, tax credit carryforwards, loss carryforwards, and employee benefit plans.

The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods under the tax law in the applicable tax jurisdiction. Consideration is given to all available positive and negative evidence, including reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. Valuation allowances are established if, based on available information, it is determined that it is more likely than not that all or some portion of the deferred tax assets will not be realized. Changes in valuation allowances are generally reflected in income tax expense or as an adjustment to other comprehensive income (loss) depending on the nature of the item for which the valuation allowance is being recorded.

N. Stock-Based Compensation

The Company recognizes the fair value of compensation costs for all share-based payments, including employee stock options, in the financial statements. Unvested awards are generally expensed on a straight line basis, by tranche, over the vesting period of the award. The Company’s stock-based compensation plans are discussed further in Note 10 – “Stock-Based Compensation Plans”.

O. Earnings Per Share

Earnings per share (“EPS”) for the years ended December 31, 2011, 2010 and 2009 is based on a weighted average of the number of shares outstanding during each year. Basic and diluted EPS is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. The weighted average shares outstanding used to calculate basic EPS differ from the weighted average shares outstanding used in the calculation of diluted EPS due to the effect of dilutive employee stock options, nonvested stock grants and other contingently issuable shares. If the effect of such items is antidilutive, the weighted average shares outstanding used to calculate diluted EPS equal those used to calculate basic EPS.

Options to purchase shares of common stock whose exercise prices are greater than the average market price of the common shares are not included in the computation of diluted earnings per share because the effect would be antidilutive.

P. Foreign Currency

The Company’s reporting currency is the U.S. dollar. The functional currencies of the Company’s foreign operations are the U.K. Pounds Sterling (“GBP”), U.S. dollar, and Canadian dollar. Assets and liabilities of foreign operations are translated into the U.S. dollar using the exchange rates in effect at the balance sheet date. Revenues and expenses of foreign operations are translated using the average exchange rate for the period. Gains or losses from translating the financial statements of foreign operations are recorded in cumulative translation adjustment, as a separate component of accumulated other comprehensive income. Gains and losses arising from transactions denominated in a foreign currency, other than the Company’s functional currencies, are included in net income (loss), except for the Company’s foreign currency denominated available-for-sale investments. The Company’s foreign currency denominated available-for-sale investments’ change in exchange rates between the local currency and the functional currency at each balance sheet date represents an unrealized appreciation or depreciation in value of these securities, and is included as a component of accumulated other comprehensive income.

The Company manages its exposure to foreign currency risk primarily by matching assets and liabilities denominated in the same currency. To the extent that assets and liabilities in foreign currencies are not matched, the Company is exposed to foreign currency risk. For functional currencies, the related exchange rate fluctuations are reflected in other comprehensive income (loss). The Company translated Chaucer’s balance sheet from GBP to U.S. dollars using the December 31, 2011 conversion rate of 1.55. The Company recognized approximately $0.7 million in foreign currency transaction gains in the Statement of Income during the period from July 1, 2011 to December 31, 2011.

Q. New Accounting Pronouncements

Recently Implemented Standards

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Update No. 2010-29 (Topic 805) Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force). This update provides clarity on the presentation of comparable pro forma financial statements for business combinations. Revenues and earnings of the combined entity should be disclosed as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Additionally, this update requires the disclosure to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The disclosure guidance provided in this ASC update is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company implemented this guidance as of January 1, 2011. Implementing this guidance did not have an effect on the Company’s financial position or results of operations upon adoption; however, the disclosure requirements were applied to the Company’s acquisition of Chaucer. See Note 2 – “Acquisitions and Discontinued Operations” for pro forma results of operations of THG and Chaucer.

In December 2010, the FASB issued ASC Update No. 2010-28 (Topic 350) When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force). This update modifies Step 1 of the goodwill impairment test for companies with zero or negative carrying amounts to require Step 2 of the goodwill impairment test to be performed if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. This ASC update was effective for annual and interim periods beginning after December 15, 2010. The Company implemented this guidance as of January 1, 2011. The effect of implementing this guidance was not material to the Company’s financial position or results of operations.

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

In December 2009, the FASB issued ASC Update No. 2009-17, Consolidation (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities which codified Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R). This guidance amends FASB Interpretation No. 46R, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity’s economic performance. This statement also enhances disclosures about a company’s involvement in variable interest entities. This ASC update was effective as of the beginning of the first annual reporting period that began after November 15, 2009. The Company implemented this guidance as of January 1, 2010. The effect of implementing this guidance was not material to the Company’s financial position or results of operations.

In December 2009, the FASB issued ASC Update No. 2009-16 Transfers and Servicing (Topic 860) - Accounting for Transfers of Financial Assets which codified Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140. This guidance revises FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Extinguishment of Liabilities a replacement of FASB Statement 125 and requires additional disclosures about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. It also eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets, and enhances disclosure requirements. This ASC update was effective prospectively, for annual periods beginning after November 15, 2009, and interim and annual periods thereafter. The Company implemented this guidance as of January 1, 2010. The effect of implementing this guidance was not material to the Company’s financial position or results of operations.

As of April 1, 2009, the Company adopted guidance included in ASC 320, which modifies the assessment of OTTI for fixed maturity securities, as well as the method of recording and reporting OTTI. Under the new guidance, if a company intends to sell or more likely than not will be required to sell a fixed maturity security before recovery of its amortized cost basis, the amortized cost of the security is reduced to its fair value, with a corresponding charge to earnings. If a company does not intend to sell the fixed maturity security, or more likely than not will not be required to sell it, the company is required to separate the other-than-temporary impairment into the portion which represents the credit loss and the amount related to all other factors. The amount of the estimated loss attributable to credit is recognized in earnings and the amount related to non-credit factors is recognized in accumulated other comprehensive income, net of applicable taxes. A cumulative effect adjustment was recognized by the Company upon adoption of this guidance to reclassify the non-credit component of previously recognized impairments from retained earnings to accumulated other comprehensive income. The Company increased the amortized cost basis of these fixed maturity securities and recorded a cumulative effect adjustment of $33.3 million as an increase to retained earnings and reduction to accumulated other comprehensive income for the year ended December 31, 2009. (See further disclosure in Note 4 – “Investment Income and Gains and Losses”).

Recently Issued Standards

In September 2011, the FASB issued ASC Update No. 2011-08 (Topic 350) Testing Goodwill for Impairment. This ASC update allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The update provides that an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on its qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The update further improves previous guidance by expanding upon the examples of events and circumstances that an entity should consider in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the update improves the examples of events and circumstances that should be considered by an entity that has a reporting unit with a zero or negative carrying amount in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. This ASC update is effective for annual and interim periods beginning after December 15, 2011, with early adoption permitted. The Company does not expect the adoption of this ASC to have a material impact on its financial position or results of operations.

In June 2011, the FASB issued ASC Update No. 2011-05 (Topic 220) Presentation of Comprehensive Income (“ASC Update No. 2011-05”). This ASC update requires companies to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of income and other comprehensive income. The option to present items of other comprehensive income in the statement of changes in equity is eliminated. In addition, an entity is required to present on the face of the financial statements reclassification adjustments from other comprehensive income to net income. This ASC update should be applied retrospectively and except for the provisions related to reclassification adjustment, is effective for interim and annual periods beginning after December 15, 2011. In December 2011, the FASB issued ASC Update 2011-12 (Topic 220) Comprehensive Income which deferred the implementation date of the reclassification adjustment guidance in ASC Update No. 2011-05. The Company expects that the implementation of the guidance related to financial statement presentation will not have a significant impact to its current financial statement presentation. The Company is evaluating the impact of presenting the reclassification adjustment to its Consolidated Statements of Income and Comprehensive Income.

In May 2011, the FASB issued ASC Update No. 2011-04 (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASC update results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The new guidance includes changes to how and when the valuation premise of highest and best use applies, clarification on the application of blockage factors and other premiums and discounts, as well as new and revised disclosure requirements. This ASC update is effective for interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of this ASC to have a material impact on its financial position or results of operations.

In October 2010, the FASB issued ASC Update No. 2010-26 (Topic 944), Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (a consensus of the FASB Emerging Issues Task Force). This ASC update provides clarity in defining which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral, commonly known as deferred acquisition costs. Additionally, this update specifies that only costs associated with the successful acquisition of a policy or contract may be deferred, whereas industry practice historically included costs relating to unsuccessful contract acquisition. This ASC is effective for fiscal years beginning after December 15, 2011. Retrospective application to all prior periods upon the date of adoption is also permitted. The Company has elected to apply this guidance retrospectively. Management anticipates that the implementation of this ASC would result in an after-tax reduction to our stockholders’ equity as of January 1, 2012 of approximately $26 million, or approximately 1%. The adoption of this guidance is not expected to have a material impact on our results of operations on either a historical or prospective basis.

R. Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

S. Discontinued Operations Significant Accounting Policy Discussion

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

2. ACQUISITIONS AND DISCONTINUED OPERATIONS

ACQUISITIONS

Chaucer Acquisition

On July 1, 2011, the Company acquired Chaucer, a United Kingdom (“U.K.”) insurance business. Chaucer is a leading specialist managing agency at Lloyd’s. Chaucer underwrites business in several lines of business, including property, marine and aviation, energy, U.K. motor and casualty and other coverages (which include international liability, specialist coverages, and syndicate participations). Chaucer is headquartered in London, with a regional presence in Whitstable, England and locations in Houston, Singapore, Buenos Aires, and Copenhagen.

This transaction is expected to advance the Company’s specialty lines strategy and result in broader product and underwriting capabilities, as well as greater geographic and product diversification. The acquisition adds a presence in the Lloyd’s market, which includes access to international licenses, an excess and surplus insurance business and the ability to syndicate certain risks.

Determination of Purchase Price

Shareholders of Chaucer received 53.3 pence for each Chaucer share, which was paid in either cash or loan notes to those shareholders who elected to receive such notes in lieu of cash. Loan notes will be paid over the next five years. The closing of the acquisition followed approval of the transaction by Chaucer shareholders on June 7, 2011, subsequent court approval in the U.K. and regulatory approvals in various jurisdictions. The following table summarizes the transaction in both GBP and U.S. dollars:

(in millions)
Aggregate purchase price announced on April 20, 2011
Based on 53.3p contract price	£297.7	$485.3
Actual consideration on July 14, 2011:
Cash	£287.4	$455.0
Loan notes and other payables	9.5	15.3
Foreign exchange forward settlement	—	11.3

Total	£296.9	$481.6

The difference between the aggregate purchase price at signing and closing is attributable to the effect of currency fluctuations between the GBP and the U.S. dollar, as well as a change in outstanding shares.

In connection with the transaction, the Company entered into a foreign exchange forward contract, which provided for an economic hedge between the agreed upon purchase price of Chaucer in GBP and currency fluctuations between the GBP and U.S. dollar prior to close. This contract effectively locked in the U.S. dollar equivalent of the purchase price to be delivered in GBP and was settled at a loss of $11.3 million during the year ended December 31, 2011. The loss on the contract was due to a decrease in the exchange rate between the GBP and U.S. dollar, but was partially offset by the lower U.S. dollars required to meet the GBP-based purchase price, resulting in a $6.4 million gain on foreign exchange during the year ended December 31, 2011. Additional decreases in the exchange rate have occurred subsequent to the payment of cash proceeds on July 14, 2011. Foreign exchange gains of $0.3 million were recognized related to the loan notes that are due in GBP to certain former shareholders of Chaucer common stock during the year ended December 31, 2011. The Company will be subject to fluctuations in the currency until such loan notes have been paid.

This payment was funded from the THG holding company, which included approximately $300 million of proceeds from the senior unsecured notes issued on June 17, 2011. See Note 6 – “Debt and Credit Arrangements” for additional information.

Allocation of Purchase Price

The purchase price has been allocated as follows based on an estimate of the fair value of assets acquired and liabilities assumed as of July 1, 2011 (converted to U.S. dollars using an exchange rate of 1.6053):

(in millions)
Cash	$756.1
Premiums and accounts receivable, net	469.5
Investments	1,630.8
Reinsurance recoverables, net	569.8
Deferred acquisition costs	170.6
Deferred income taxes	52.4
Other assets	18.1
Loss and loss adjustment expense reserves	(2,300.6)
Unearned premiums	(857.3)
Debt	(63.3)
Other liabilities	(64.0)

Net tangible assets	382.1
Goodwill	6.9
Intangible assets	87.7

Purchase price allocated to Chaucer	476.7
Additional hedge-related adjustment based upon July 14, 2011 settlement	4.9

Total purchase price, excluding transaction costs	481.6
Transaction costs	11.7

Total purchase price	$493.3

The foregoing allocation of the purchase price is based on information that was available to management at the time the consolidated financial statements were prepared. The allocation may change as additional information becomes available; the impact of such changes, if any, may be material. Transaction costs associated with the acquisition, which included advisory, legal, and accounting costs, were expensed as incurred. Allowances for uncollectible accounts related to reinsurance recoverables are not significant at July 1, 2011.

Identification and Valuation of Intangible Assets

A summary of the preliminary fair value of goodwill and the identifiable intangible assets and their respective estimated useful lives at July 1, 2011 is as follows:

(in millions)	Amount	Estimated Useful Life	Amortization Method
Intangibles:
Lloyd’s syndicate capacity	$78.7	Indefinite	N/A
Other intangibles	9.0	2 -5 years	Straight line

Total intangible assets	87.7
Goodwill	6.9	Indefinite	N/A

Total goodwill and intangibles	$94.6

The purchase price of the acquisition exceeded the fair value of the net tangible and intangible assets acquired, with the excess purchase price recorded as goodwill. Factors that contributed to the recognition of goodwill included the expected growth rate and profitability of Chaucer and the value of Chaucer’s experienced workforce. Goodwill and certain intangible assets are deductible for income tax purposes.

Pro Forma Results

The following unaudited pro forma information presents the combined revenues, net income and net income per share of THG and Chaucer for the years ended December 31, 2011, 2010, and 2009 with pro forma purchase accounting adjustments as if the acquisition had been consummated as of January 1, 2009. This pro forma information is not necessarily indicative of what would have occurred had the acquisition and related transactions been made on the dates indicated, or of future results of the Company. Amounts in 2010 and 2009 are converted from GBP to U.S. dollar at rates of 1.55 and 1.57, respectively.

(in millions, except per share data)	(Unaudited) For the Year Ended December 31,
	2011	2010	2009
Revenue	$4,359.2	$4,122.8	$3,873.3
Net income (loss)	$(14.1)	$158.6	$219.2
Net income (loss) per share—basic	$(0.32)	$3.48	$4.33
Net income (loss) per share — diluted (1)	$(0.32)	$3.43	$4.29
Weighted average shares outstanding—basic	45.2	45.6	50.6
Weighted average shares outstanding — diluted (1)	45.2	46.3	51.1

(1)	Weighted average shares outstanding and per diluted share amounts in 2011 exclude common stock equivalents, since the impact of these instruments would be antidilutive.

Other Prior Acquisitions

On March 31, 2010, the Company acquired Campania Holding Company, Inc. (“Campania”) for a cash purchase price of approximately $24 million, subject to various terms and conditions. During 2011, the Company recognized an additional $4.7 million of consideration based upon the terms of the agreement. Campania specializes in insurance solutions for portions of the healthcare industry.

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

DISCONTINUED OPERATIONS

Discontinued operations consist of: (i) Discontinued First Allmerica Financial Life Insurance Company (“FAFLIC”) Business; (ii) Discontinued Operations of the Company’s Variable Life Insurance and Annuity Business; and (iii) Discontinued Accident and Health Business.

Discontinued FAFLIC and Variable Life Insurance and Annuity Business

On January 2, 2009, THG sold its remaining life insurance subsidiary, FAFLIC, to Commonwealth Annuity and Life Insurance Company (“Commonwealth Annuity”), a subsidiary of The Goldman Sachs Group, Inc. (“Goldman Sachs”). Previously, on December 30, 2005, the Company sold its variable life insurance and annuity business to Goldman Sachs, including the reinsurance of 100% of the variable business of FAFLIC. THG agreed to indemnify Commonwealth Annuity and Goldman Sachs for certain litigation, regulatory matters and other liabilities relating to the pre-closing activities of the businesses that were sold. As of December 31, 2011, the Company’s total gross liability related to these guarantees was $3.8 million. The Company regularly reviews and updates this liability for legal and regulatory matter indemnities. Although the Company believes its current estimate for this liability is appropriate, there can be no assurance that these estimates will not materially increase in the future. Adjustments to this reserve are recorded in the results of the Company in the period in which they are determined.

In 2011, 2010 and 2009, the Company recognized gains of $4.0 million, $1.8 million and $12.0 million, respectively, related to the Discontinued FAFLIC and Variable Life Insurance and Annuity Business. These gains were primarily due to reductions in the estimate of indemnification liabilities related to the sales. Gains in 2011 also included $1.7 million related to a settlement with the Internal Revenue Service (“IRS”) for tax years 2005 and 2006 and other tax related items. See also Note 7—“Income Taxes” for additional information.

Discontinued Accident and Health Insurance Business

During 1999, the Company exited its accident and health insurance business, consisting of its Employee Benefit Services business, its Affinity Group Underwriters business and its accident and health assumed reinsurance pool business. Prior to 1999, these businesses comprised substantially all of the former Corporate Risk Management Services segment. Accordingly, the operating results of the discontinued segment have been reported in accordance with Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB Opinion No. 30”). On January 2, 2009, Hanover Insurance directly assumed a portion of the accident and health business; and therefore continues to apply APB Opinion No. 30 to this business. In addition, the remainder of the FAFLIC accident and health business was reinsured by Hanover Insurance in connection with the sale of FAFLIC to Commonwealth Annuity, and has been reported in accordance with ASC 205.

The accident and health business had no significant financial results that impacted 2011 or 2010. The loss of $2.6 million 2009 was primarily from net realized investment losses resulting from other-than-temporary impairments. At December 31, 2011 and 2010, the portion of the discontinued accident and health business that was directly assumed had assets of $70.4 million and $59.3 million, respectively, consisting primarily of invested assets and reinsurance recoverables, and liabilities of $52.1 million and $53.2 million, respectively, consisting primarily of policy liabilities. At December 31, 2011 and 2010, the assets and liabilities of this business, as well as those of the reinsured portion of the accident and health business are classified as assets and liabilities of discontinued operations in the Consolidated Balance Sheets.

3. INVESTMENTS

A. FIXED MATURITIES AND EQUITY SECURITIES

The amortized cost and fair value of available-for-sale fixed maturities and the cost and fair value of equity securities were as follows:

DECEMBER 31, 2011
(in millions)
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI Unrealized Losses
U.S. Treasury and government agencies	$261.7	$7.8	$0.2	$269.3	$—
Foreign government	239.1	0.4	0.5	239.0	—
Municipal	964.5	67.4	3.9	1,028.0	—
Corporate	3,218.2	197.7	40.3	3,375.6	13.8
Residential mortgage-backed	816.1	40.9	8.4	848.6	6.1
Commercial mortgage-backed	367.6	12.5	1.0	379.1	—
Asset-backed	141.5	4.3	0.7	145.1	—

Total fixed maturities	$6,008.7	$331.0	$55.0	$6,284.7	$19.9

Equity securities	$239.9	$15.3	$8.8	$246.4	$—

DECEMBER 31, 2010
(in millions)
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI Unrealized Losses
U.S. Treasury and government agencies	$259.4	$5.0	$3.2	$261.2	$—
Municipal	952.7	21.3	19.3	954.7	—
Corporate	2,276.0	174.6	30.2	2,420.4	19.5
Residential mortgage-backed	704.2	41.8	11.9	734.1	8.3
Commercial mortgage-backed	349.3	18.3	1.0	366.6	—
Asset-backed	57.2	3.7	—	60.9	—

Total fixed maturities	$4,598.8	$264.7	$65.6	$4,797.9	$27.8

Equity securities	$120.7	$9.8	$1.9	$128.6	$—

OTTI unrealized losses in the tables above represent OTTI recognized in accumulated other comprehensive income. This amount excludes net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date of $25.1 million and $36.1 million as of December 31, 2011 and 2010, respectively.

The Company participates in a security lending program for the purpose of enhancing income. Securities on loan to various counterparties had a fair value of $24.1 million and $65.2 million at December 31, 2011 and 2010, respectively, and were fully collateralized by cash. The fair value of the loaned securities is monitored on a daily basis, and the collateral is maintained at a level of at least 102% of the fair value of the loaned securities. Securities lending collateral is recorded by the Company in cash and cash equivalents, with an offsetting liability included in expenses and taxes payable.

At December 31, 2011 and 2010, fixed maturities with fair values of $103.5 million and $87.3 million, respectively, and amortized cost of $97.0 million and $84.1 million, respectively, were on deposit with various state and governmental authorities.

In accordance with Lloyd’s operating guidelines, the Company deposits funds at Lloyd’s to support underwriting operations. These funds are available only to fund claim obligations. These restricted assets consisted of approximately $372 million of fixed maturities and $94 million of cash and cash equivalents as of December 31, 2011.

The Company enters into various agreements that may require its fixed maturities to be held as collateral by others. At December 31, 2011 and 2010, fixed maturities with a fair value of $212.9 million and $169.8 million, respectively, were held as collateral for collateralized borrowings and other arrangements. Of these amounts, $205.7 million and $162.7 million related to the FHLBB collateralized borrowing program at December 31, 2011 and 2010, respectively.

The amortized cost and fair value by maturity periods for fixed maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or the Company may have the right to put or sell the obligations back to the issuers.

DECEMBER 31	2011
(in millions)
	Amortized Cost	Fair Value
Due in one year or less	$543.3	$545.1
Due after one year through five years	1,871.8	1,943.8
Due after five years through ten years	1,590.7	1,704.6
Due after ten years	677.7	718.4

	4,683.5	4,911.9
Mortgage-backed and asset-backed securities	1,325.2	1,372.8

Total fixed maturities	$6,008.7	$6,284.7

B. DERIVATIVE INSTRUMENTS

The Company maintains an overall risk management strategy that may incorporate the use of derivative instruments to manage significant unplanned fluctuations in earnings that may be caused by foreign currency exchange and interest rate volatility.

In April 2011, the Company entered into a foreign currency forward contract as an economic hedge of the foreign currency exchange risk embedded in the purchase price of Chaucer, which was denominated in GBP. For the year ended December 31, 2011, the Company recorded a loss of $11.3 million, reflected in other operating expenses in the Consolidated Statements of Income. This contract had a notional amount of £297.9 million and was settled on July 14, 2011. Since a foreign currency hedge in which the hedged item is a forecasted transaction relating to a business combination does not qualify for hedge accounting under ASC 815, Derivatives and Hedging (“ASC 815”), the Company did not apply hedge accounting to this transaction. See Note 2 – “Acquisitions and Discontinued Operations” for additional information.

In May 2011, the Company entered into a treasury lock forward agreement to hedge the interest rate risk associated with the planned issuance of senior debt, which was completed on June 17, 2011. This hedge qualified as a cash flow hedge under ASC 815. It matured in June 2011 and resulted in a loss of $1.9 million, which was recorded in accumulated other comprehensive income and will be recognized as an expense over the term of the senior notes. All components of the derivative’s loss were included in the assessment of hedge effectiveness. There was no ineffectiveness on this hedge. The Company expects $0.2 million will be recognized as an expense over the next 12 months.

During 2011, Chaucer held foreign currency forward contracts utilized to mitigate changes in fair value caused by foreign currency fluctuation in converting the fair value of GBP and Euro denominated investment portfolios into their U.S. dollar denominated equivalent. During the year, the Company recognized a net gain of $6.1 million related to these instruments, reflected in net realized investment gains in the Consolidated Statements of Income. All Chaucer forward contracts were terminated in October 2011.

C. UNREALIZED GAINS AND LOSSES

Unrealized gains and losses on available-for-sale and other securities are summarized in the following table.

FOR THE YEARS ENDED DECEMBER 31
(in millions)
2011	Fixed Maturities	Equity Securities And Other	Total
Net appreciation, beginning of year	$210.3	$8.0	$218.3
Net appreciation (depreciation) on available-for-sale securities and derivative instruments	66.4	(1.3)	65.1
Portion of OTTI losses recognized in other comprehensive income	10.5	—	10.5
Benefit for deferred income taxes	13.0	1.8	14.8

	89.9	0.5	90.4

Net appreciation, end of year	$300.2	$8.5	$308.7

2010
Net appreciation, beginning of year	$97.8	$9.9	$107.7
Net appreciation (depreciation) on available-for-sale securities	101.1	(3.3)	97.8
Portion of OTTI losses recognized in other comprehensive income	6.9	—	6.9
Benefit for deferred income taxes	4.5	1.4	5.9

	112.5	(1.9)	110.6

Net appreciation, end of year	$210.3	$8.0	$218.3

2009
Net depreciation, beginning of year	$(266.0)	$(10.1)	$(276.1)
Cumulative effect of change in accounting principle	(33.3)	—	(33.3)

Balance at beginning of year, as adjusted	(299.3)	(10.1)	(309.4)
Net appreciation on available-for-sale securities	403.2	19.9	423.1
Portion of OTTI losses recognized in other comprehensive income	(7.3)	—	(7.3)
Benefit for deferred income taxes	1.2	0.1	1.3

	397.1	20.0	417.1

Net appreciation, end of year	$97.8	$9.9	$107.7

Equity securities and other balances at December 31, 2011, 2010 and 2009 include after-tax net appreciation on other invested assets of $1.9 million, $1.8 million and $1.3 million, respectively. Fixed maturities at December 31, 2011 include $1.2 million of after-tax net depreciation associated with derivative instruments.

D. SECURITIES IN AN UNREALIZED LOSS POSITION

The following tables provide information about the Company’s fixed maturities and equity securities that are in an unrealized loss position at December 31, 2011 and 2010:

DECEMBER 31, 2011
(in millions)	12 months or less		Greater than 12 months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Fixed maturities:
Investment grade:
U.S. Treasury and government agencies	$0.2	$57.7	$—	$—	$0.2	$57.7
Foreign governments	0.5	148.8	—	—	0.5	148.8
Municipal	0.5	28.0	3.4	58.8	3.9	86.8
Corporate	19.9	699.6	8.2	35.6	28.1	735.2
Residential mortgage-backed	5.1	115.8	2.4	9.9	7.5	125.7
Commercial mortgage-backed	0.7	58.0	0.3	4.6	1.0	62.6
Asset-backed	0.2	67.6	—	—	0.2	67.6

Total investment grade	27.1	1,175.5	14.3	108.9	41.4	1,284.4

Below investment grade:
Corporate	8.5	118.0	3.7	14.7	12.2	132.7
Residential mortgage-backed	0.9	8.0	—	—	0.9	8.0
Asset-backed	0.5	0.9	—	—	0.5	0.9

Total below investment grade	9.9	126.9	3.7	14.7	13.6	141.6

Total fixed maturities	37.0	1,302.4	18.0	123.6	55.0	1,426.0

Equity securities	8.8	87.2	—	—	8.8	87.2

Total	$45.8	$1,389.6	$18.0	$123.6	$63.8	$1,513.2

DECEMBER 31, 2010
(in millions)	12 months or less		Greater than 12 months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Fixed maturities:
Investment grade:
U.S. Treasury and government agencies	$2.7	$84.9	$0.5	$16.4	$3.2	$101.3
Municipal	10.3	289.1	9.0	86.7	19.3	375.8
Corporate	6.7	256.1	10.5	66.8	17.2	322.9
Residential mortgage-backed	3.1	89.1	8.8	31.0	11.9	120.1
Commercial mortgage-backed	0.1	13.1	0.9	7.3	1.0	20.4

Total investment grade	22.9	732.3	29.7	208.2	52.6	940.5

Below investment grade:
Corporate	1.0	51.1	12.0	90.0	13.0	141.1

Total fixed maturities	23.9	783.4	41.7	298.2	65.6	1,081.6

Equity securities	1.9	45.8	—	—	1.9	45.8

Total	$25.8	$829.2	$41.7	$298.2	$67.5	$1,127.4

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

E. OTHER

The Company had no concentration of investments in a single investee that exceeded 10% of shareholders’ equity except for fixed maturities invested in Federal Home Loan Mortgage Corp., which had a fair value of $455.0 million and $439.1 million as of December 31, 2011 and 2010, respectively.

On June 14, 2010, the Company purchased approximately 11 acres of developable land in Worcester, Massachusetts for $5 million. A portion of the land will be developed with the construction of a new 200,000 square foot office building and the redevelopment of an adjacent parking garage (the “City Square Project”). In addition, the Company signed a 17 year lease agreement with a tenant for the new building and garage. The tenant is an unaffiliated public company with an investment grade credit rating. During 2011 and 2010, the Company capitalized $8.3 million and $12.4 million, respectively, in related construction, lease acquisition, legal, architectural and associated costs. Development costs are estimated between $65 million and $70 million and the project will be financed, in part, through the issuance of collateralized debt through the Company’s membership in the FHLBB. See Note 6—“Debt and Credit Arrangements” for additional information related to the Company’s FHLBB program.

At December 31, 2011, there were contractual investment commitments of up to $64.4 million, consisting primarily of the Company’s commitment to invest approximately $46.8 million in the City Square Project. In addition to these investment commitments, the Company has contractual obligations to purchase tax credits of up to $23.6 million.

The Company holds overseas deposits of $135.1 million at December 31, 2011 which are investments held in overseas funds and managed exclusively by Lloyd’s. These investments are reflected in other investments in the Consolidated Balance Sheet.

4. INVESTMENT INCOME AND GAINS AND LOSSES

A. NET INVESTMENT INCOME

The components of net investment income were as follows:

FOR THE YEARS ENDED DECEMBER 31	2011	2010	2009
(in millions)
Fixed maturities	$254.3	$248.6	$249.3
Equity securities	6.8	4.5	5.2
Other investments	4.8	1.0	4.2

Gross investment income	265.9	254.1	258.7
Less investment expenses	(7.7)	(6.9)	(6.6)

Net investment income	$258.2	$247.2	$252.1

The carrying value of non-income producing fixed maturities, as well as the carrying value of fixed maturity securities on non-accrual status, at December 31, 2011 and 2010 were not material. The effect of non-accruals for the years ended December 31, 2011, 2010 and 2009, compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities, was a reduction in net investment income of $2.3 million, $2.3 million and $3.1 million, respectively.

B. NET REALIZED INVESTMENT GAINS AND LOSSES

Net realized gains (losses) on investments were as follows:

FOR THE YEARS ENDED DECEMBER 31	2011	2010	2009
(in millions)
Fixed maturities	$20.4	$17.7	$5.3
Equity securities	0.9	13.0	(4.3)
Derivative instruments	5.8	3.0	—
Other investments	1.0	(4.0)	0.4

Net realized investment gains	$28.1	$29.7	$1.4

Included in the net realized investment gains (losses) were other-than-temporary impairments of investment securities recognized in earnings totaling $6.9 million, $13.9 million and $32.9 million in 2011, 2010 and 2009, respectively.

Other-than-temporary-impairments

ASC 320 required a cumulative effect adjustment upon adoption to reclassify the non-credit component of previously recognized impairments from retained earnings to other comprehensive income. The Company reviewed previously recognized OTTI recorded through realized losses on securities held at April 1, 2009, which was approximately $121 million, and determined that $33.3 million of these OTTI were related to non-credit factors, such as interest rates and market conditions. Accordingly, the Company increased the amortized cost basis of these debt securities and recorded a cumulative effect adjustment of $33.3 million within shareholders’ equity. The cumulative effect adjustment had no effect on total shareholders’ equity as it increased retained earnings and reduced accumulated other comprehensive income.

For 2011, total OTTI was $4.9 million. Of this amount, $6.9 million was recognized in earnings, including $2.0 million that was transferred from unrealized losses in accumulated other comprehensive income. Of the $6.9 million recorded in earnings, $4.6 million related to fixed maturity securities that the Company intends to sell, $1.4 million related to common stocks and $0.9 million was estimated credit losses on fixed maturity securities. Other-than-temporary impairments recognized on fixed maturity securities during 2011 primarily included $3.4 million on below investment grade corporate bonds principally in the industrial and utilities sectors, $1.0 million on below investment grade municipal bonds and $0.9 million on investment grade residential mortgage-backed securities.

For 2010, total OTTI was $9.4 million. Of this amount, $13.9 million was recognized in earnings, including $4.5 million that was transferred from unrealized losses in accumulated other comprehensive income. Of the $13.9 million recorded in earnings, $4.4 million related to certain low-income housing tax credit limited partnerships, $4.3 million was estimated credit losses on fixed maturity securities, $3.3 million related to fixed maturity securities that the Company intended to sell and $1.9 million related to common stocks. Other-than-temporary impairments recognized on fixed maturity securities during 2010 primarily included $2.9 million on below investment grade corporate bonds principally in the industrial and utilities sectors and $2.7 million on investment grade residential mortgage-backed securities and $1.2 million on investment grade corporate bonds in the industrial sector.

For 2009, total OTTI was $42.2 million. Of this amount, $32.9 million was recognized in earnings and the remaining $9.3 million was recorded as unrealized losses in accumulated other comprehensive income. Of the OTTI recognized in earnings, $15.7 million related primarily to below investment grade corporate bonds in the industrial sector that the Company intended to sell and $9.6 million was from equities, including perpetual preferred securities primarily in the financial sector. In addition, the Company recorded OTTI of $7.6 million that was estimated credit losses, primarily on below investment grade fixed maturity securities, including $4.1 million on corporate bonds, $2.1 million on residential mortgage-backed securities and $1.4 million on a municipal bond.

The methodology and significant inputs used to measure the amount of credit losses on fixed maturities in 2011, 2010 and 2009 were as follows:

Asset-backed securities, including commercial and residential mortgage-backed securities—the Company utilized cash flow estimates based on bond specific facts and circumstances that include collateral characteristics, expectations of delinquency and default rates, loss severity, prepayment speeds and structural support, including subordination and guarantees.

Corporate bonds—the Company utilized a financial model that derives expected cash flows based on probability-of-default factors by credit rating and asset duration and loss-given-default factors based on security type. These factors are based on historical data provided by an independent third-party rating agency.

Municipals—the Company utilized cash flow estimates based on bond specific facts and circumstances that may include the political subdivision’s taxing authority, the issuer’s ability to adjust user fees or other sources of revenue to satisfy its debt obligations and the ability to access insurance or guarantees.

The following table provides rollforwards of the cumulative amounts related to the Company’s credit loss portion of the OTTI losses on fixed maturity securities for which the non-credit portion of the loss is included in other comprehensive income.

FOR THE YEARS ENDED DECEMBER 31	2011	2010	2009
(in millions)
Credit losses as of the beginning of the period	$16.7	$20.0	$15.3
Credit losses for which an OTTI was not previously recognized	—	1.2	3.9
Additional credit losses on securities for which an OTTI was previously recognized	0.9	3.1	3.5
Reductions for securities sold, matured or called	(1.8)	(7.2)	(1.3)
Reductions for securities reclassified as intend to sell	(1.3)	(0.4)	(1.4)

Credit losses as of the end of the year	$14.5	$16.7	$20.0

The effective date of the section of ASC 320 requiring this disclosure was April 1, 2009. Therefore, 2009 data in the above table represents results for the period of April 1 through December 31, 2009.

The proceeds from sales of available-for-sale securities and the gross realized gains and gross realized losses on those sales, were as follows:

FOR THE YEARS ENDED DECEMBER 31
(in millions)
2011	Proceeds from Sales	Gross Gains	Gross Losses
Fixed maturities	$678.1	$20.0	$1.1
Equity securities	$86.6	$3.0	$0.5

2010
Fixed maturities	$456.2	$24.1	$2.2
Equity securities	$112.1	$13.5	$—

2009
Fixed maturities	$1,522.4	$40.4	$14.2
Equity securities	$44.6	$7.6	$2.6

C. OTHER COMPREHENSIVE INCOME (LOSS) RECONCILIATION

The following table provides a reconciliation of gross unrealized investment gains (losses) to the net balance shown in the Consolidated Statements of Comprehensive Income.

For the Years Ended December 31,
	2011			2010			2009
(in millions)	Pre-Tax	Tax Benefit (Expense)	Net of Tax	Pre-Tax	Tax Benefit (Expense)	Net of Tax	Pre-Tax	Tax Benefit (Expense)	Net of Tax
Unrealized gains on available-for- sale securities:
Unrealized gains arising during period	$97.8	$23.5	$121.3	$130.7	$9.1	$139.8	$413.6	$1.3	$414.9
Less: reclassification adjustments for gains realized in net income	20.4	9.3	29.7	26.0	3.2	29.2	(2.2)	—	(2.2)

Total available-for-sale securities	77.4	14.2	91.6	104.7	5.9	110.6	415.8	1.3	417.1
Unrealized losses on derivative instruments:
Unrealized losses arising during period	(1.8)	0.6	(1.2)	—	—	—	—	—	—

Other comprehensive income	$75.6	$14.8	$90.4	$104.7	$5.9	$110.6	$415.8	$1.3	$417.1

5. FAIR VALUE

The Company follows the guidance in ASC 820 as it relates to the fair value of its financial assets and liabilities. ASC 820 provides for a standard definition of fair value to be used in new and existing pronouncements. This guidance requires disclosure of fair value information about certain financial instruments (insurance contracts, real estate, goodwill and taxes are excluded) for which it is practicable to estimate such values, whether or not these instruments are included in the balance sheet at fair value. The Company is responsible for the determination of the value of the investments carried at fair value and the supporting methodologies and assumptions. These fair values presented for certain financial instruments are estimates which, in many cases, may differ significantly from the amounts that could be realized upon immediate liquidation.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability, i.e., exit price, in an orderly transaction between market participants. ASC 820 provides a hierarchy for determining fair value, which emphasizes the use of observable market data whenever available. The three broad levels defined by the hierarchy are as follows, with the highest priority given to Level 1 as these are the most reliable, and the lowest priority given to Level 3:

Level 1 — Unadjusted quoted prices in active markets for identical assets.

Level 2 — Quoted prices for similar assets in active markets, quoted prices for identical or similar assets in markets that are not active, or other inputs that are observable or can be corroborated by observable market data, including model-derived valuations.

Level 3 — Unobservable inputs that are supported by little or no market activity.

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

The Company utilizes a third party pricing service for the valuation of the majority of its fixed maturity securities and receives one quote per security. When quoted market prices in an active market are available, they are provided by the pricing service as the fair value and such values are classified as Level 1. Since fixed maturities other than U.S. Treasury securities generally do not trade on a daily basis, the pricing service prepares estimates of fair value for those securities using pricing applications based on a market approach. Inputs into the fair value pricing common to all asset classes include: benchmark U.S. Treasury security yield curves; reported trades of identical or similar fixed maturity securities; broker/dealer quotes of identical or similar fixed maturity securities and structural characteristics such as maturity date, coupon, mandatory principal payment dates, frequency of interest and principal payments, and optional redemption features. Inputs into the fair value applications that are unique by asset class include, but are not limited to:

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

The estimated fair values of the financial instruments were as follows:

DECEMBER 31	2011		2010
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and cash equivalents	$820.4	$820.4	$290.4	$290.4
Fixed maturities	6,284.7	6,284.7	4,797.9	4,797.9
Equity securities	246.4	246.4	128.6	128.6
Mortgage loans	4.7	5.0	5.5	5.8
Other investments	135.1	135.1	—	—

Total financial assets	$7,491.3	$7,491.6	$5,222.4	$5,222.7

Financial Liabilities
Legal indemnities	$3.8	$3.8	$5.4	$5.4
Debt	911.1	1,014.9	605.9	603.9

Total financial liabilities	$914.9	$1,018.7	$611.3	$609.3

The Company has processes designed to ensure that the values received from its third party pricing service are accurately recorded, that the data inputs and valuation techniques utilized are appropriate and consistently applied and that the assumptions are reasonable and consistent with the objective of determining fair value. The Company performs a review of the fair value hierarchy classifications and of prices received from its pricing service on a quarterly basis. The Company reviews the pricing services’ policies describing its methodology, processes, practices and inputs, including various financial models used to value securities. Also, the Company reviews the portfolio pricing. Securities with changes in prices that exceed a defined threshold are verified to independent sources if available. If upon review, the Company is not satisfied with the validity of a given price, a pricing challenge would be submitted to the pricing service along with supporting documentation for its review. The Company does not adjust quotes or prices obtained from the pricing service unless the pricing service agrees with the Company’s challenge. During 2011 and 2010, the Company did not adjust any prices received from brokers or its pricing service.

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

The following tables provide, for each hierarchy level, the Company’s assets at December 31, 2011 and 2010 that are measured at fair value on a recurring basis. Equity securities exclude FHLBB common stock of $9.4 million at December 31, 2011 and $8.6 million at December 31, 2010, which is carried at cost.

	December 31, 2011
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$269.3	$147.3	$122.0	$—
Foreign government	239.0	—	239.0	—
Municipal	1,028.0	—	1,014.4	13.6
Corporate	3,375.6	—	3,351.8	23.8
Residential mortgage-backed, U.S. agency backed	663.3	—	663.3	—
Residential mortgage-backed, non-agency	185.3	—	180.1	5.2
Commercial mortgage-backed	379.1	—	374.4	4.7
Asset-backed	145.1	—	116.9	28.2

Total fixed maturities	6,284.7	147.3	6,061.9	75.5
Equity securities	237.0	177.4	36.2	23.4
Other investments	135.1	—	135.1	—

Total investment assets at fair value	$6,656.8	$324.7	$6,233.2	$98.9

	December 31, 2010
	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$261.2	$124.0	$137.2	$—
Municipal	954.7	—	938.1	16.6
Corporate	2,420.4	—	2,392.2	28.2
Residential mortgage-backed, U.S. agency backed	600.4	—	600.4	—
Residential mortgage-backed, non-agency	133.7	—	132.9	0.8
Commercial mortgage-backed	366.6	—	361.1	5.5
Asset-backed	60.9	—	47.4	13.5

Total fixed maturities	4,797.9	124.0	4,609.3	64.6
Equity securities	120.0	106.6	10.5	2.9

Total investment assets at fair value	$4,917.9	$230.6	$4,619.8	$67.5

The tables below provide a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

YEAR ENDED DECEMBER 31, 2011
	Fixed Maturities
(in millions)	Municipal	Corporate	Residential mortgage- backed, non-agency	Commercial mortgage- backed	Asset- backed	Total	Equity Securities	Total Assets
Balance at beginning of year	$16.6	$28.2	$0.8	$5.5	$13.5	$64.6	$2.9	$67.5
Transfers into Level 3	—	14.5	—	—	—	14.5	—	14.5
Transfers out of Level 3	—	(17.3)	(0.5)	(7.3)	—	(25.1)	—	(25.1)
Total gains (losses):
Included in earnings	(0.1)	(0.7)	—	—	0.1	(0.7)	(1.4)	(2.1)
Included in other comprehensive income	0.2	0.3	(0.1)	(0.1)	0.8	1.1	(2.3)	(1.2)
Purchases and sales:
Purchases	—	11.8	—	7.3	6.0	25.1	—	25.1
Chaucer acquisition	—	0.1	5.6	—	8.8	14.5	24.2	38.7
Sales	(3.1)	(13.1)	(0.6)	(0.7)	(1.0)	(18.5)	—	(18.5)

Balance at end of year	$13.6	$23.8	$5.2	$4.7	$28.2	$75.5	$23.4	$98.9

YEAR ENDED DECEMBER 31, 2010
	Fixed Maturities
(in millions)	Municipal	Corporate	Residential mortgage- backed, non-agency	Commercial mortgage- backed	Asset- backed	Total	Equity Securities	Total Assets
Balance at beginning of year	$15.5	$28.9	$—	$6.2	$9.2	$59.8	$2.8	$62.6
Transfers into Level 3	—	9.9	—	—	6.9	16.8	—	16.8
Transfers out of Level 3	—	(2.7)	—	—	(2.0)	(4.7)	—	(4.7)
Total gains (losses):
Included in earnings	—	0.7	—	—	—	0.7	(0.3)	0.4
Included in other comprehensive income	(0.5)	0.4	—	—	—	(0.1)	(0.6)	(0.7)
Purchases and sales:
Purchases	3.0	3.3	1.4	—	2.0	9.7	1.0	10.7
Sales	(1.4)	(12.3)	(0.6)	(0.7)	(2.6)	(17.6)	—	(17.6)

Balance at end of year	$16.6	$28.2	$0.8	$5.5	$13.5	$64.6	$2.9	$67.5

During the years ended December 31, 2011 and 2010, the Company transferred fixed maturities between Level 2 and Level 3 primarily a result of assessing the significance of unobservable inputs on the fair value measurement. There were no transfers between Level 1 and Level 2 during 2011.

The following table summarizes gains and losses due to changes in fair value that are recorded in net income for Level 3 assets.

YEARS ENDED DECEMBER 31,	2011			2010
(in millions)	Other-than- temporary impairments	Net realized investment gains (losses)	Total	Other-than- temporary impairments	Net realized investment gains (losses)	Total
Level 3 Assets:
Fixed maturities:
Municipal	$—	$(0.1)	$(0.1)	$—	$—	$—
Corporate	(0.9)	0.2	(0.7)	—	0.7	0.7
Asset-backed	—	0.1	0.1	—	—	—

Total fixed maturities	(0.9)	0.2	(0.7)	—	0.7	0.7
Equity securities	(1.4)	—	(1.4)	(0.3)	—	(0.3)

Total assets	$(2.3)	$0.2	$(2.1)	$(0.3)	$0.7	$0.4

There were no Level 3 liabilities held by the Company for the years ended December 31, 2011 and 2010.

6. DEBT AND CREDIT ARRANGEMENTS

Debt consists of the following:

December 31,
(in millions)	2011	2010

Senior debentures (unsecured) maturing June 15, 2021	$300.0	$—

Senior debentures (unsecured) maturing March 1, 2020	200.0	200.0

Senior debentures (unsecured) maturing October 15, 2025	121.6	121.6

Junior debentures	59.7	129.2

Subordinated note maturing November 16, 2034	15.6	—

Subordinated note maturing September 21, 2036	50.0	—

FHLBB borrowings	163.9	134.5

Capital securities	7.0	18.0

Surplus notes	—	4.0

Total principal debt	$917.8	$607.3

Unamortized fair value adjustment	(2.9)	(0.5)

Unamortized debt issuance cost	(3.0)	(0.9)

Effect of foreign exchange rate changes	(0.8)	—

Total	$911.1	$605.9

On June 17, 2011, the Company issued $300 million aggregate principal amount of 6.375% senior unsecured notes due June 15, 2021. Additionally, on February 23, 2010, the Company issued $200.0 million aggregate principal amount of 7.50% senior unsecured notes due March 1, 2020. The Company also issued senior unsecured notes with a face value of $200.0 million on October 16, 1995. As of December 31, 2011 and 2010, the remaining senior debentures have a $121.6 million face value, pay interest semi-annually at a rate of 7.625% and mature on October 15, 2025. All of the Company’s senior debentures are subject to certain restrictive covenants, including limitations on the issuance or disposition of stock of restricted subsidiaries and limitations on liens. These debentures pay interest semi-annually.

The Company’s Series B 8.207% Subordinated Deferrable Interest Debentures (“Junior Debentures”) have a face value of $59.7 million and $129.2 million as of December 31, 2011 and 2010, respectively.

In 2011, the Company repurchased in several transactions, $69.5 million of these junior debentures at a cost of $72.1 million, resulting in a net loss of $2.6 million on the repurchases. Additionally, in 2011, the Company repurchased $8.0 million and $3.0 million of the capital securities related to AIX and PDI, respectively. In 2010, the Company repurchased $36.5 million of its Junior Debentures at a cost of $38.5 million, resulting in a loss of $2.0 million on the repurchase. These debentures pay cumulative dividends semi-annually at 8.207% and mature February 3, 2027.

On July 1, 2011, the Company acquired all of the outstanding shares of Chaucer. As part of this acquisition, €12.0 million aggregate principal amount of floating rate subordinated unsecured notes issued by Chaucer in 2004, due November 16, 2034, were assumed. These notes pay interest semi-annually based on the European Inter bank offer rate (Euribor) plus 3.75%. These notes are converted from Euro to GBP at current rates and then translated to U.S. dollars based upon the December 31, 2011 exchange rate between the GBP and U.S. dollar of 1.55. Additionally, the Company also assumed $50.0 million aggregate principal amount of floating rate subordinated unsecured notes issued by Chaucer in 2006 and due September 21, 2036. These notes pay interest quarterly based on the three-month LIBOR plus 3.1%.

The Company borrowed $125.0 million in 2009 from the FHLBB. This advance bears interest at a fixed rate of 5.50% per annum over a twenty-year term. In July 2010, the Company committed to borrow an additional $46.3 million from FHLBB to finance the development of the City Square Project. See Note 3 – “Investments” for additional information. These borrowings were drawn in several increments from July 2010 to January 2012. These additional amounts mature on July 20, 2020 and carry fixed interest rates with a weighted average of 3.88%. Through December 31, 2011, the Company has borrowed $38.9 million under this arrangement. Interest associated with the $46.3 million will be capitalized through the construction phase of the City Square Project.

As collateral to FHLBB, Hanover Insurance pledged government agency securities with a fair value of $205.7 million and $162.7 million, for the aggregate borrowings of $163.9 million and $134.5 million as of December 31, 2011 and December 31, 2010, respectively. The fair value of the collateral pledged must be maintained at certain specified levels of the borrowed amount, which can vary depending on the type of assets pledged. If the fair value of this collateral declines below these specified levels, Hanover Insurance would be required to pledge additional collateral or repay outstanding borrowings. Hanover Insurance is permitted to voluntarily repay the outstanding borrowings at any time, subject to a repayment fee. As a requirement of membership in the FHLBB, Hanover Insurance maintains a certain level of investment in FHLBB stock. Total purchases of FHLBB stock were $9.4 million and $8.6 million at December 31, 2011 and 2010, respectively.

Interest expense was $55.0 million in 2011, $44.3 million in 2010, and $35.5 million in 2009, and included interest related to the Company’s senior debentures, junior debentures, subordinated notes, FHLBB borrowings, capital securities and surplus notes. All interest expense is recorded in other operating expenses. At December 31, 2011, the Company was in compliance with the covenants associated with all of its debt indentures and credit arrangements.

7. INCOME TAXES

Provisions for income taxes have been calculated in accordance with the provisions of ASC 740. A summary of the components of income before income taxes and income tax expense in the Consolidated Statements of Income are shown below:

FOR THE YEARS ENDED DECEMBER 31	2011	2010	2009
(In millions)

Income (loss) before income taxes:
U.S.	$(12.0)	$211.1	$270.9
Non-U.S.	34.3	—	—

	$22.3	$211.1	$270.9

Income tax expense includes the following components:

FOR THE YEARS ENDED DECEMBER 31	2011	2010	2009
(In millions)

Current:
U.S.	$(0.6)	$5.7	$51.2
Non-U.S.	—	—	—

Subtotal	(0.6)	5.7	51.2

Deferred:
U.S.	(19.8)	52.2	31.9
Non-U.S.	10.8	—	—

Subtotal	(9.0)	52.2	31.9

Total income tax expense (benefit)	$(9.6)	$57.9	$83.1

The income tax expense attributable to the consolidated results of operations is different from the amount determined by multiplying income before income taxes by the U.S. statutory federal income tax rate of 35%. The sources of the difference and the tax effects of each were as follows:

FOR THE YEARS ENDED DECEMBER 31	2011	2010	2009
(In millions)

Expected income tax expense	$7.8	$73.9	$94.8
Tax difference related to investment disposals and maturities	(9.7)	(3.2)	—
Change in valuation allowance	(7.5)	(57.1)	(6.9)
Nondeductible expenses	4.7	0.5	0.7
Expired capital loss carryforward	—	47.4	—
Tax-exempt interest	(2.0)	(2.2)	(3.1)
Effect of foreign operations	(1.5)	—	—
Dividend received deduction	(1.1)	(0.8)	(0.8)

FOR THE YEARS ENDED DECEMBER 31	2011	2010	2009
(In millions)
Tax credits	(0.2)	(0.4)	(1.5)
Prior years’ federal income tax settlement	—	—	(0.3)
Other, net	(0.1)	(0.2)	0.2

Income tax expense (benefit)	$(9.6)	$57.9	$83.1

Effective tax rate	(43.0)%	27.4%	30.7%

The following are the components of the Company’s deferred tax assets and liabilities (excluding those associated with their discontinued operations).

DECEMBER 31	2011	2010
(In millions)

Deferred tax assets
Loss, LAE and unearned premium reserves, net	$178.9	$170.1
Tax credit carryforwards	112.2	111.1
Loss carryforwards	79.8	69.2
Employee benefit plans	45.6	38.3
Deferred Lloyd’s underwriting losses	18.6	—
Investments, net	9.3	21.5
Other	63.0	61.0

	507.4	471.2
Less: Valuation allowance	35.9	91.5

	471.5	379.7

Deferred tax liabilities
Deferred policy acquisition costs	123.7	120.9
Software capitalization	29.9	28.3
Other	57.9	53.1

	211.5	202.3

Net deferred tax asset	$260.0	$177.4

Deferred tax assets are reduced by a valuation allowance if it is more likely than not that all or some portion of the deferred tax assets will not be realized. Certain prior year amounts have been reclassified to conform to the current year presentation.

At December 31, 2011, the Company has a deferred tax asset of $31.7 million related to U.S. capital loss carryforwards. The pre-tax capital losses carried forward are $90.5 million, including $80.0 million resulting from the sale of

FAFLIC in 2009. At December 31, 2011, the Company has recorded a full valuation allowance against this asset, since it is the Company’s opinion that it is more likely than not that the asset will not be realized. In addition at December 31, 2011, the Company has a deferred tax asset of $33.6 million related to U.S. net operating loss carryforwards and a deferred tax asset of $14.5 million related to foreign net operating carryforwards. The pre-tax U.S. operating loss carryforwards of $95.9 million will expire beginning in 2031. The pre-tax foreign operating loss carryforwards of $62.1 million were generated in the U.K. and have no expiration date. It is the Company’s opinion that there will be sufficient future U.S. and U.K. taxable income to utilize these loss carryforwards. The Company’s estimate of the gross amount and likely realization of loss carryforwards may change over time.

At December 31, 2011, the Company has a deferred tax asset of $112.2 million of alternative minimum tax credit carryforwards. The alternative minimum tax credit carryforwards have no expiration date. The Company may utilize the credits to offset regular federal income taxes due from future income, and although the Company believes that these assets are fully recoverable, there can be no certainty that future events will not affect their recoverability. The Company believes, based on objective evidence, the remaining deferred tax assets will be realized.

In September 2011, the Company completed a transaction which resulted in the realization, for tax purposes only, of unrealized gains in our investment portfolio of $98.4 million. This transaction enabled the Company to realize capital loss carryforwards to offset this gain, and resulted in the release of $29.0 million of the valuation allowance held against the deferred tax asset related to these capital loss carryforwards. The release of $0.2 million was reflected in income from continuing operations and the remaining amount of $28.8 million was reflected as a benefit in accumulated other comprehensive income. This amount will be released into income from continuing operations, related to non-segment income, in future years, as the investment securities subject to these transactions are sold or mature.

During 2011, the Company reduced its valuation allowance, for both continuing and discontinued operations, related to its deferred tax asset by $55.6 million, from $91.5 million to $35.9 million. There were four principal components to this reduction. First, the Company decreased its valuation allowance by $29.0 million as a result of the aforementioned transaction, which utilized the capital loss carryforwards. Second, the Company decreased its valuation allowance by $21.9 million on certain unrealized losses as a result of unrealized appreciation in its investment portfolio. This decrease was reflected as an increase in accumulated other comprehensive income. Third, as a result of $28.1 million in net realized gains during 2011, the Company decreased its valuation allowance by $7.5 million as an increase to income from continuing operations, since these gains utilized the Company’s capital loss carryforwards. Fourth, in the 2010 U.S. federal income tax return the Company was able to utilize an additional $7.6 million of capital loss carryforward that expired in 2010. As such, the valuation allowance was increased by $2.6 million with an equal and offsetting increase to the related deferred tax asset. The remaining increase of $0.2 million was attributable to other items reflected as an expense from discontinued operations.

In January, July, September, and December 2010, the Company completed transactions which resulted in the realization, for tax purposes only, of unrealized gains in its investment portfolio of $98.4 million, $37.1 million, $31.1 million, and $120.8 million, respectively. These transactions enabled the Company to realize capital loss carryforwards to offset these gains, and resulted in the release of $66.2 million and $34.4 million in 2010 and 2009, respectively, of the valuation allowance it held against its deferred tax asset related to these capital loss carryforwards. The total release of $100.6 million was accounted for as an increase in income from continuing operations of $3.2 million and $6.0 million in 2010 and 2009, respectively, with the remaining $91.4 million reflected as a benefit in accumulated other comprehensive income at December 31, 2010. During 2011, the Company recognized $9.5 million of the $91.4 million in income from continuing operations related to non-segment income. The remaining amount will be released into income from continuing operations in future years, as the investment securities subject to these transactions are sold or mature.

During 2010, the Company reduced its valuation allowance, for both continuing and discontinued operations, related to its deferred tax assets by $104.1 million, from $195.6 million to $91.5 million. There were four principal components to this reduction. First, the Company reduced the valuation allowance by $66.2 million as a result of the aforementioned transactions, which utilized the capital loss carryforwards. Second, the Company increased its valuation allowance by $20.3 million for certain tax basis unrealized losses which the Company does not believe it can utilize. This increase was reflected as a decrease in accumulated other comprehensive income. Third, $135.5 million of the capital loss carryforwards expired in 2010. As a result, the Company released $47.4 million of its valuation allowance attributable to these expirations with an equal and offsetting reduction in the related deferred tax asset. Fourth, as a result of $29.7 million in net realized gains during 2010, the Company decreased its valuation allowance by $9.7 million as an increase to income from continuing operations, since these gains utilized the Company’s capital loss carryforwards. The remaining $1.1 million decrease was attributable to other items reflected as income from discontinued operations.

During 2009, the Company reduced its valuation allowance, for both continuing and discontinued operations, related to its deferred tax asset by $152.6 million, from $348.2 million to $195.6 million. There were two principal components to this reduction. First, the Company reversed through other comprehensive income, the $118.4 million valuation allowance that it had recognized at December 31, 2008 associated with the tax benefit related to the net unrealized depreciation in its investment portfolio at that time. During 2009, appreciation in the portfolio changed the nature of the tax attribute from that of an asset to that of a liability, and thus, there was no longer a need for that portion of the valuation allowance. Second, as a result of the aforementioned transactions, the Company reversed $28.4 million of the valuation allowance as an adjustment to other comprehensive income and $6.0 million of the valuation allowance as an adjustment to income from continuing operations. The remaining $0.2 million net increase in its valuation allowance was attributable to other items, and reflected as a $0.9 million increase in income from continuing operations and a $1.1 million decrease in income from discontinued operations.

Certain of the Company’s non-U.S. income is not subject to U.S. tax until repatriated. Foreign taxes on this non – U.S. income are accrued at the local foreign tax rate, as opposed to the higher U.S. statutory tax rate, since these earnings currently are expected to be permanently reinvested overseas. This assumption could change, as a result of a sale of the subsidiaries, the receipt of dividends from the subsidiaries, a change in management’s intentions, or as a result of various other events. At December 31, 2011, the Company has not made a provision for U.S. taxes on $3.4 million of non-U.S. income. However, in the future, if such earnings were distributed to the Company, taxes of $1.5 million would be payable on such undistributed earnings and would be reflected in the tax provision for the year in which these earnings are no longer intended to be permanently reinvested overseas, assuming all foreign tax credits are realized.

The table below provides a reconciliation of the beginning and ending liability for uncertain tax positions as follows:

FOR THE YEARS ENDED DECEMBER 31	2011	2010	2009
(in millions)
Liability at beginning and end of year, net	$0.8	$0.8	$0.8

In September 2009, as part of the audit of 2005 and 2006, the IRS issued a Revenue Agents Report (“RAR”) which disallowed the dividends received deduction related to separate account assets for both 2005 and 2006. The Company challenged the disallowance by filing a formal protest and requested an IRS Appeals Conference. In 2011, the Company received written notification from the IRS Appeals Division reflecting a proposed settlement including a concession of the separate account dividends received deduction issue. As a result of the proposed settlement with the IRS, the liability for uncertain tax position on the Company’s dividends received deductions related to separate account assets was reduced in the current year. This reduction was partially offset by the settlement of certain receivable balances. The net tax benefit of $2.1 million is recorded as income from discontinued operations.

There are no tax positions at December 31, 2011 for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Included in the December 31, 2010 balance is a $3.6 million receivable which was part of the aforementioned 2005 and 2006 proposed settlement.

The Company recognizes interest and penalties related to unrecognized tax benefits in federal income tax expense. In 2011, as part of the settlement of the 2005 and 2006 audit period, the Company reduced its accrued interest by $0.7 million. The Company had accrued interest of $0.3 million and $1.0 million as of December 31, 2011 and 2010, respectively. The Company has not recognized any penalties associated with unrecognized tax benefits.

The Company or its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions, as well as foreign jurisdictions. With few exceptions, the Company and its subsidiaries are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2007. The IRS audits of the years 2007 and 2008 commenced in April 2010. In 2011, the Company received a RAR for the 2007 and 2008 IRS audit. The Company has agreed to all proposed adjustments other than a disallowance of deduction for certain loss reserves, for which it has filed a formal protest and requested an IRS Appeals Conference. The Company believes it will ultimately prevail and has not recorded any liabilities for uncertain tax positions. The effect of the proposed disallowance of deductions for certain reserves, if sustained, only impacts the timing of such deduction and does not materially affect the Company’s financial position. The Company and its subsidiaries are still subject to U.S. state income tax examinations by tax authorities for years after 2001 and foreign examinations for years after 2008.

8. PENSION PLANS

Defined Benefit Plans

The Company recognizes the funded status of its defined benefit plans in its Consolidated Balance Sheet. The funded status is measured as the difference between the fair value of plan assets and the projected benefit obligation of the Company’s defined benefit plans. The Company is required to aggregate separately all overfunded plans from all underfunded plans.

U.S. Defined Benefit Plans

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

Chaucer Pension Plan

Prior to 2002, our Chaucer segment provided defined benefit pension retirement benefits to certain of its employees. As of December 31, 2001, the defined benefit pension plan was closed to new members. The defined benefit obligation for this plan is based on the employees’ years of service and final pensionable salary.

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

Weighted-average assumptions used to determine the U.S. pension benefit obligations are as follows:

DECEMBER 31	2011	2010	2009
Discount rate— qualified plan	5.13%	5.63%	6.13%
Discount rate—non-qualified plan	5.00%	5.50%	6.00%
Cash balance interest crediting rate	4.00%	4.50%	4.50%

Weighted-average assumptions used to determine the Chaucer pension benefit obligations are as follows:

DECEMBER 31	2011
Discount rate	4.90%
Rate of increase in future compensation	4.30%

The Company utilizes a measurement date of January 1st to determine its periodic pension costs. Weighted-average assumptions used to determine net periodic pension costs for the U.S. defined benefit plans are as follows:

FOR THE YEARS ENDED DECEMBER 31	2011	2010	2009
Discount rate	5.63%	6.13%	6.63%
Expected return on plan assets	6.50%	7.00%	7.50%
Cash balance interest crediting rate	4.50%	4.50%	5.00%

Weighted-average assumptions used to determine net periodic pension costs for the Chaucer pension Plan are as follows:

FOR THE SIX MONTHS ENDED DECEMBER 31	2011
Discount rate	5.50%
Rate of increase in future compensation	4.60%
Expected return on plan assets	7.40%

The expected rates of return were determined by using historical mean returns, adjusted for certain factors believed to have an impact on future returns. Specifically, for the U.S. defined benefit plans, because the allocation of assets between fixed maturities and equities has changed, as discussed in “Plan Assets” below, the historical mean return was adjusted downward slightly to reflect this asset mix. The adjusted mean returns were weighted to the plan’s expected target asset allocation at December 31, 2011, resulting in an expected rate of return on plan assets for 2011 of 6.50%. The Company reviews and updates, at least annually, its expected return on plan assets based on changes in the actual assets held by the plans.

Plan Assets

U.S. Qualified Defined Benefit Plans

The Company utilizes a target allocation strategy, which focuses on creating a mix of assets that will generate modest growth from equity securities while minimizing volatility in the Company’s earnings from changes in the markets and economic environment. Various factors are taken into consideration in determining the appropriate asset mix, such as census data, actuarial valuation information and capital market assumptions. During 2011 and 2010, the plan assets were shifted out of equity securities and into fixed income securities to the current allocation of 82% in fixed income securities and 18% in equity securities. The Company reviews and updates, at least annually, the target allocation and makes changes periodically.

The following table provides target allocations and actual invested asset allocations for 2011 and 2010.

DECEMBER 31	2011 TARGET LEVELS	2011	2010
Fixed Income Securities:
Fixed Maturities	80%	81%	73%
Money Market Funds	2%	1%	1%

Total Fixed Income Securities	82%	82%	74%
Equity Securities:
Domestic	13%	11%	18%
International	5%	4%	7%
THG Common Stock	—	3%	1%

Total Equity Securities	18%	18%	26%

Total Assets	100%	100%	100%

Included in total plan assets of $574.7 million at December 31, 2011 were $568.8 million of invested assets carried at fair value and $5.9 million of cash and equivalents. Total plan assets at December 31, 2010 of $547.8 million included $541.7 million of invested assets carried at fair value and $6.1 million of cash and equivalents.

The following tables present for each hierarchy level the U.S. qualified defined benefit plan’s investment assets that are measured at fair value at December 31, 2011 and 2010. (Please refer to Note 5 – “Fair Value” for a description of the different levels in the Fair Value Hierarchy).

December 31, 2011
(in millions)	Fair Value
	Total	Level 1	Level 2	Level 3
Description
Fixed Income Securities:
Fixed Maturities	$465.9	$3.2	$462.7	$—

Equity Securities:
Domestic	61.4	0.3	61.1	—
International	25.2	0.2	25.0	—
THG Common Stock	16.3	16.3	—	—

Total Equity Securities	102.9	16.8	86.1	—

Total Investments at Fair Value	$568.8	$20.0	$548.8	$—

December 31, 2010
(in millions)	Fair Value
	Total	Level 1	Level 2	Level 3
Description
Fixed Income Securities:
Fixed Maturities	$397.0	$2.8	$394.2	$—

Equity Securities:
Domestic	96.7	0.4	96.3	—
International	41.4	0.2	41.2	—
THG Common Stock	6.6	6.6	—	—

Total Equity Securities	144.7	7.2	137.5	—

Total Investments at Fair Value	$541.7	$10.0	$531.7	$—

Fixed Income Securities

Securities classified as Level 1 at December 31, 2011 and 2010 include actively traded mutual funds that are publicly traded securities which are valued at quoted market prices. Securities classified as Level 2 at December 31, 2011 and 2010 include a separate investment account, which is invested entirely in the Vanguard Total Bond Market Index Fund, a mutual fund that in turn invests in investment grade fixed maturities. Additionally, included in Level 2 at December 31, 2011 is a custom fund that invests in commingled pools and investment grade fixed income securities. The fair value of each of the Level 2 investments is determined daily as the Net Asset Value (“NAV”) based on the value of the underlying investments, which is determined independently by the investment manager. The daily NAV, which is not published as a quoted market price for these investments, is used as the basis for transactions. Redemption of these funds is not subject to restriction.

Equity Securities

Level 1 securities primarily consist of 466,755 shares and 141,462 shares of THG common stock held by the plan at December 31, 2011 and 2010, respectively. THG common stock is valued at quoted market prices. Securities also classified as Level 1 at December 31, 2011 and 2010 include actively traded mutual funds that are publicly traded and which primarily invest in equity securities that are valued at quoted market prices. Securities classified as Level 2 include investments in commingled pools that primarily invest in publicly traded common stocks and international equity securities. The fair value of each of the Level 2 investments is determined daily as the NAV based on the value of the underlying investments, which is determined independently by the investment manager. The daily NAV, which is not published as a quoted market price for these investments, is used as the basis for transactions. Redemption of these funds is not subject to restriction.

Chaucer Pension Plan

The investment strategy of the Chaucer defined benefit pension plan is to invest primarily in growth assets in the form of equity funds which are expected to provide a positive return that exceeds inflation over the longer term in order to protect the existing and future liabilities of the pension plan. In order to reduce volatility and diversify the portfolio, the target allocation includes an exposure to corporate bond and commercial property funds. The plan will be reviewed annually and target allocation changes will be made as appropriate. The following table provides target allocations and actual invested asset allocations for 2011.

DECEMBER 31	2011 TARGET LEVELS	2011
Fixed Income Securities:
Fixed Maturities	10%	12%
Money Market Funds	—	—

Total Fixed Income Securities	10%	12%
Equity Securities:
Domestic (United Kingdom)	35%	34%
International	45%	44%

Total Equity Securities	80%	78%
Real Estate Funds	10%	10%

Total Assets	100%	100%

Included in total plan assets of $74.3 million at December 31, 2011 were $74.1 million of invested assets carried at fair value and $0.2 million of cash and equivalents.

The following table presents for each hierarchy level the Chaucer defined benefit plan’s investment assets that are measured at fair value at December 31, 2011.

December 31, 2011
(in millions)	Fair Value
	Total	Level 1	Level 2	Level 3
Description
Fixed Income Securities:
Fixed Maturities	$8.5	$—	$8.5	$—

Equity Securities:
Domestic	25.5	—	25.5	—
International	32.4	—	32.4	—

Total Equity Securities	57.9	—	57.9	—

Real Estate Funds	7.7	—	—	7.7

Total Investments at Fair Value	$74.1	$—	$66.4	$7.7

Fixed Income and Equity Securities

Securities classified as Level 2 at December 31, 2011 include pooled funds which are valued at the close of business using a third party pricing service. These values are adjusted by the fund manager to reflect outstanding dividends, taxes and investment fees and other expenses to calculate the NAV.

Real Estate Funds

Real estate fund investments classified as Level 3 at December 31, 2011 are valued based upon the values of the net assets of the fund. Although the NAV is calculated daily, transactions also consider cash inflows and outflows of the fund. The price where units are transacted includes the NAV, which is adjusted for investment charges and other estimated acquisition costs such as legal fees, taxes, planning and architect fees, survey and agent fees, among others.

The table below provides a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period from July 1, 2011 through December 31, 2011.

(in millions)	Real Estate Funds
Balance at July 1, 2011	$7.7
Actual return on plan assets related to assets still held	0.2
Foreign currency translation	(0.2)

Balance at end of year	$7.7

Obligations and Funded Status

The Company recognizes the current net underfunded status of its plans in its Consolidated Balance Sheet. Changes in the funded status of the plans are reflected as components of accumulated other comprehensive loss or income. The components of accumulated other comprehensive loss or income are reflected as either a net actuarial gain or loss, a net prior service cost or a net transition asset. The following table reflects the benefit obligations, fair value of plan assets and funded status of the plans at December 31, 2011 and 2010. U.S. qualified and non-qualified plan amounts represent activity for the calendar year. Chaucer pension plan amounts reflect activity since the date of acquisition of July 1, 2011.

	000000000000	000000000000	000000000000	000000000000	000000000000
DECEMBER 31	U.S. Qualified Pension Plans		U.S. Non-Qualified Pension Plans		Chaucer Pension Plan
(in millions)	2011	2010	2011	2010	2011
Accumulated benefit obligation	$570.8	$548.0	$39.2	$39.1	$104.4

Change in benefit obligation:
Projected benefit obligation, beginning of year	$548.0	$518.4	$39.1	$38.2	$—
Benefit obligation acquired July 1, 2011	—	—	—	—	99.7
Employee contributions	—	—	—	—	0.3
Service cost – benefits earned during the year	—	0.1	—	—	0.7
Interest cost	29.6	30.4	2.0	2.2	2.7
Actuarial losses	24.5	32.0	1.2	2.1	6.4
Benefits paid	(31.3)	(32.9)	(3.1)	(3.4)	(1.9)
Foreign currency translation	—	—	—	—	(3.5)

Projected benefit obligation, end of year	570.8	548.0	39.2	39.1	104.4

Change in plan assets:
Fair value of plan assets, beginning of year	547.8	424.5	—	—	—
Plan assets acquired July 1, 2011	—	—	—	—	82.1
Actual return on plan assets	58.2	56.2	—	—	(4.6)
Company contribution	—	100.0	3.2	3.4	1.0
Employee contributions	—	—	—	—	0.3
Benefits paid	(31.3)	(32.9)	(3.2)	(3.4)	(1.9)
Foreign currency translation	—	—	—	—	(2.6)

Fair value of plan assets, end of year	574.7	547.8	—	—	74.3

Funded status of the plans	$3.9	$(0.2)	$(39.2)	$(39.1)	$(30.1)

Components of Net Periodic Pension Cost

The components of total net periodic pension cost, including both the U.S. and Chaucer pension plans, are as follows:

FOR THE YEARS ENDED DECEMBER 31	2011	2010	2009
(in millions)
Service cost – benefits earned during the year	$0.7	$0.1	$0.1
Interest cost	34.3	32.6	33.9
Expected return on plan assets	(37.1)	(35.1)	(25.4)
Recognized net actuarial loss	15.0	16.8	26.9
Amortization of transition asset	—	(1.6)	(1.6)
Amortization of prior service cost	0.1	0.1	—

Net periodic pension cost	$13.0	$12.9	$33.9

The following table reflects the total amounts recognized in accumulated other comprehensive income relating to both the U.S. defined benefit pension plan and the Chaucer pension plan as of December 31, 2011 and 2010.

DECEMBER 31	2011	2010
(in millions)
Net actuarial loss	$135.0	$134.4
Net prior service cost	0.1	0.1

	$135.1	$134.5

The following table reflects the total estimated amount that will be amortized from accumulated other comprehensive income into net periodic pension cost in 2012:

Estimated Amortization in 2012	Expense
(in millions)
Net actuarial gain	$12.4
Net prior service cost	0.1

$12.5

The unrecognized net actuarial gains (losses) which exceed 10% of the greater of the projected benefit obligation or the fair value of plan assets are amortized as a component of net periodic pension cost in future years.

Contributions

On January 4, 2010, the Company made a discretionary contribution of $100.0 million to the U.S. qualified defined benefit pension plan. These funds were invested primarily in fixed income investments. With this contribution, and based upon the current estimate of liabilities and certain assumptions regarding investment return and other factors, the Company’s U.S. qualified defined benefit pension plan is overfunded by approximately $4 million. In addition, the Company expects to contribute $3.1 million to its U.S. non-qualified pension plans to fund 2012 benefit payments, and $2.9 million to the Chaucer pension plan. At this time, no additional discretionary contributions are expected to be made to the plans during 2012 and the Company does not expect that any funds will be returned from the plans to the Company during 2012.

Benefit Payments

The Company estimates that benefit payments over the next 10 years will be as follows:

FOR THE YEARS ENDED DECEMBER 31	2012	2013	2014	2015	2016	2017-2021
(in millions)
Qualified pension plans	$38.4	$38.6	$39.6	$40.2	$39.9	$206.3
Non-qualified pension plans	$3.1	$3.1	$3.2	$3.4	$3.1	$14.5
Chaucer pension plan	$3.8	$3.9	$4.0	$4.2	$4.3	$23.9

The benefit payments are based on the same assumptions used to measure the Company’s benefit obligations at the end of 2011. Benefit payments related to the qualified plans and the Chaucer plan will be made from plan assets, whereas those payments related to the non-qualified plans will be provided for by the Company.

Defined Contribution Plan

In addition to the defined benefit plans, THG provides a defined contribution 401(k) plan for its U.S. employees, whereby the Company matches employee elective 401(k) contributions, up to a maximum percentage of 6% in 2011, 2010, and 2009. The Company’s expense for this matching provision was $17.8 million, $16.5 million and $14.2 million for 2011, 2010 and 2009, respectively. In addition to this matching provision, the Company can elect to make an annual contribution to employees’ accounts. There were no additional contributions in 2011 and 2010. The Company’s cost for an additional contribution in 2009 was $2.0 million.

Chaucer also provides a defined contribution plan for its employees which provides for employer provided contributions. The Company’s expense for the period from the acquisition date of July 1, 2011 through December 31, 2011 was $2.4 million.

9. OTHER POSTRETIREMENT BENEFIT PLANS

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

Obligation and Funded Status

The following table reflects the funded status of these plans:

DECEMBER 31	2011	2010
(in millions)
Change in benefit obligation:
Accumulated postretirement benefit obligation, beginning of year	$45.8	$44.7
Service cost	0.1	0.1
Interest cost	2.4	2.7
Net actuarial losses	0.4	0.8
Benefits paid	(2.7)	(2.5)

Accumulated postretirement benefit obligation, end of year	46.0	45.8
Fair value of plan assets, end of year	—	—

Funded status of plans	$(46.0)	$(45.8)

Benefit Payments

The Company estimates that benefit payments over the next 10 years will be as follows:

FOR THE YEARS ENDED DECEMBER 31
(in millions)
2012	$4.7
2013	4.5
2014	4.2
2015	3.9
2016	3.7
2017-2021	15.9

The benefit payments are based on the same assumptions used to measure the Company’s benefit obligation at the end of 2011 and reflect benefits attributable to estimated future service.

Components of Net Periodic Postretirement (Benefit) Expense

The components of net periodic postretirement (benefit) expense were as follows:

FOR THE YEARS ENDED DECEMBER 31	2011	2010	2009
(in millions)
Service cost	$0.1	$0.1	$0.2
Interest cost	2.4	2.7	2.8
Recognized net actuarial loss	0.4	0.4	0.3
Amortization of prior service cost	(5.3)	(5.9)	(5.8)

Net periodic postretirement benefit	$(2.4)	$(2.7)	$(2.5)

The following table reflects the balances in accumulated other comprehensive income relating to the Company’s postretirement benefit plans:

DECEMBER 31	2011	2010
(in millions)
Net actuarial loss	$7.7	$7.7
Net prior service cost	(11.3)	(16.5)

	$(3.6)	$(8.8)

The following table reflects the estimated amortization to be recognized in net periodic benefit cost in 2012:

Estimated Amortization in 2012	Expense (Benefit)
(in millions)
Net actuarial loss	$0.3
Net prior service cost	(3.8)

$(3.5)

Assumptions

ASC 715 requires that employers measure the funded status of their plans as of the date of their year-end statement of financial position. As such, the Company has utilized a measurement date of December 31, 2011 and 2010, to determine its postretirement benefit obligations, consistent with the date of its Consolidated Balance Sheets. Weighted-average discount rate assumptions used to determine postretirement benefit obligations and periodic postretirement costs are as follows:

FOR THE YEARS ENDED DECEMBER 31	2011	2010
Postretirement benefit obligations discount rate	5.00%	5.50%
Postretirement benefit cost discount rate	5.50%	6.00%

Assumed health care cost trend rates are as follows:

DECEMBER 31	2011	2010
Health care cost trend rate assumed for next year	7.50%	8.33%
Rate to which the cost trend is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year the rate reaches the ultimate trend rate	2017	2015

A one-percentage point change in assumed health care cost trend rates in each year would have an immaterial effect on net periodic benefit cost during 2011 and accumulated postretirement benefit obligation at December 31, 2011.

10. STOCK-BASED COMPENSATION PLANS

On May 16, 2006, the shareholders approved the adoption of The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan (the “Plan”). Key employees, directors and certain consultants of the Company and its subsidiaries are eligible for awards pursuant to the Plan, which is administered by the Compensation Committee of the Board of Directors (the “Committee”) of the Company. Under the Plan, awards may be granted in the form of non-qualified or incentive stock options, stock appreciation rights, performance awards, restricted stock, unrestricted stock, stock units, or any other award that is convertible into or otherwise based on the Company’s stock, subject to certain limits. The Plan authorized the issuance of 3,000,000 new shares that may be used for awards. In addition, shares of stock underlying any award granted and outstanding under the Company’s Amended Long-Term Stock Incentive Plan (the “1996 Plan”) as of the adoption date of the Plan that are forfeited, cancelled, expire or terminate without the issuance of stock become available for future grants under the Plan. As of December 31, 2011, there were 1,825,096 shares available for grants under the Plan. The Company utilizes shares of stock held in the treasury account for option exercises and other awards granted under both plans.

Compensation cost for the years ended December 31, 2011, 2010, and 2009 totaled $12.2 million, $11.1 million and $11.6 million, respectively. Related tax benefits were $4.3 million, $3.9 million and $4.1 million, respectively.

Stock Options

Under the Plan, options may be granted to eligible employees, directors or consultants at an exercise price equal to the market price of the Company’s common stock on the date of grant. Option shares may be exercised subject to the terms prescribed by the Committee at the time of grant. Options granted in 2011, 2010, and 2009 generally vest over 4 years with a 50% vesting rate in the third year and a 50% vesting rate in the final year. Options must be exercised not later than ten years from the date of grant.

Information on the Company’s stock option plans is summarized below.

	000000000	000000000	000000000	000000000	000000000	000000000
For the years ended December 31	2011		2010		2009
(in whole shares and dollars)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	2,843,909	$39.22	3,131,142	$39.16	2,998,821	$41.02
Granted	297,000	46.47	412,250	42.72	530,000	34.13
Exercised	(120,064)	32.82	(326,823)	36.88	(87,469)	35.68
Forfeited or cancelled	(49,165)	41.67	(247,260)	44.49	(126,110)	45.81
Expired	(256,250)	57.00	(125,400)	44.91	(184,100)	52.07

Outstanding, end of year	2,715,430	$38.57	2,843,909	$39.22	3,131,142	$39.16

Exercisable, end of year	1,686,930	$37.69	2,037,159	$39.74	2,398,725	$39.39

Cash received for options exercised for the years ended December 31, 2011, 2010 and 2009 was $3.9 million, $12.1 million and $3.1 million, respectively. The intrinsic value of options exercised for the years ended December 31, 2011, 2010 and 2009 was $1.8 million, $2.6 million and $0.6 million, respectively.

The excess tax expense realized from options exercised for the year ended December 31, 2011 was $1.5 million. The excess tax expense realized from options exercised for both the years ended December 31, 2010 and 2009 was $0.1 million. The aggregate intrinsic value at December 31, 2011 for shares outstanding and shares exercisable was $4.3 million and $3.9 million, respectively. At December 31, 2011, the weighted average remaining contractual life for shares outstanding and shares exercisable was 4.8 years and 2.9 years, respectively. Additional information about employee options outstanding and exercisable at December 31, 2011 is included in the following table:

	Options Outstanding			Options Currently Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Lives	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$14.94 to $28.88	306,044	1.57	22.19	306,044	22.19
$30.29 to $34.19	436,000	7.09	34.11	6,000	33.14
$35.00 to $38.16	735,150	2.61	36.53	735,150	36.53
$41.05 to $42.26	312,057	8.00	42.15	13,557	42.13
$43.15 to $44.05	158,850	0.01	44.04	158,850	44.04
$44.62 to $48.46	767,329	6.67	47.08	467,329	47.45

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. For all options granted through December 31, 2011, the exercise price equaled the market price on the grant date. Compensation cost related to options is based upon the grant date fair value and expensed on a straight-line basis over the service period for each separately vesting portion of the option as if the option was, in substance, multiple awards.

The weighted average grant date fair value of options granted during the years ended December 31, 2011, 2010 and 2009 was $12.23, $11.48 and $9.51, respectively.

The following significant assumptions were used to determine the fair value for options granted in the years indicated.

	2011	2010	2009
Dividend yield	2.152%	1.68% to 2.37%	1.31% to 1.48%
Expected volatility	31.53%-33.30%	32.45% to 39.18%	32.40% to 34.28%
Weighted average expected volatility	32.42%	33.50%	32.72%
Risk-free interest rate	2.00%-2.35%	0.87% to 2.70%	1.54% to 2.24%
Expected term, in years	4.5 to 5.5	2.5 to 5.5	4.5 to 5.5

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

The fair value of shares that vested during the years ended December 31, 2011, 2010 and 2009 was lower than the value of these shares on their grant date. As of December 31, 2011, the Company had unrecognized compensation expense of $5.5 million related to unvested stock options that is expected to be recognized over a weighted average period of 2.5 years.

Restricted Stock Units

Stock grants may be awarded to eligible employees at a price established by the Committee (which may be zero). Under the Plan, the Company may award shares of restricted stock, restricted stock units, as well as shares of unrestricted stock. Restricted stock grants may vest based upon performance criteria, market criteria or continued employment and be in the form of shares or units. Vesting periods are established by the Committee.

In 2011, 2010 and 2009, the Company granted performance-based restricted share units to certain employees. These share units vest after the achievement of certain corporate goals at a rate of 50% after three years and the remaining 50% after four years of continued employment. The Company also granted restricted stock units to eligible employees that generally vest at a rate of 50% after three years and the remaining 50% after 4 years of continued employment. The following table summarizes information about employee nonvested stock, restricted stock units and performance-based restricted share units.

For the years ended December 31	2011		2010		2009
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Time-based restricted stock units:
Outstanding, beginning of year	838,129	$40.93	700,904	$41.12	470,905	$45.41
Granted	198,957	42.08	367,197	42.77	304,680	34.74
Vested	(230,613)	44.40	(118,730)	47.92	(13,169)	45.21
Forfeited	(37,944)	41.23	(111,242)	40.73	(61,512)	42.10

Outstanding, end of year	768,529	$40.17	838,129	$40.93	700,904	$41.12

Performance-based restricted stock units:
Outstanding, beginning of year	101,680	$39.62	145,635	$42.79	164,442	$46.10
Granted	42,500	46.47	41,250	42.15	47,375	34.19
Vested	(27,059)	45.21	(31,558)	48.46	(63,432)	43.65
Forfeited	(47,621)	34.16	(53,647)	44.97	(2,750)	34.19

Outstanding, end of year	69,500	$45.37	101,680	$39.62	145,635	$42.79

Time-based restricted stock units granted in 2011 were significantly lower compared to 2010 and 2009 due to a shift in awards granted in 2011 to non-executive officers from time-based restricted stock units to time-based cash awards.

Performance based restricted stock units are based upon the achievement of the performance metric at 100%. These units have the potential to range from 0% to 150% of the shares disclosed, which varies based on grant year and individual participation level. Increases above the 100% target level are reflected as granted in the period in which performance-based stock unit goals are achieved. Decreases below the 100% target level are reflected as forfeited. In 2011, performance-based stock units of 47,375 were included as forfeited due to completion levels of less than the threshold achievement level for shares granted in 2009. The weighted average grant date fair value for these awards was $34.19. In 2010, performance-based stock units of 11,472 were included as forfeited due to completion levels less than 100% for units granted in 2007. The weighted average grant date fair value for these awards was $48.46. Additionally, in 2010, 25,055 performance-based stock units were included as forfeited due to completion levels of less than 100% for units originally granted in 2008. The weighted average grant date fair value for these awards was $45.21.

The intrinsic value, which is equal to the fair value for restricted stock and for restricted stock units that vested during the year ended December 31, 2011, was $10.2 million and the intrinsic value of performance-based restricted stock units that vested during 2011 was $1.3 million. The intrinsic value of restricted stock units and performance-based restricted units that vested during the year ended December 31, 2010 were $5.0 million and $1.3 million, respectively. The intrinsic value of restricted stock units and performance-based restricted units that vested during the year ended December 31, 2009 were $0.5 million and $2.5 million, respectively.

At December 31, 2011, the aggregate intrinsic value of restricted stock and restricted stock units was $26.9 million and the weighted average remaining contractual life was 2.1 years. The aggregate intrinsic value of performance based restricted stock units was $2.4 million and the weighted average remaining contractual life was 2.8 years. As of December 31, 2011, there was $15.2 million of total unrecognized compensation cost related to unvested restricted stock units and performance-based restricted stock units, assuming performance-based restricted stock units are achieved at 100% of the performance metric. The cost is expected to be recognized over a weighted-average period of 2.4 years. Compensation cost associated with restricted stock, restricted stock units and performance-based restricted stock units is generally calculated based upon grant date fair value, which is determined using current market prices.

11. EARNINGS PER SHARE AND SHAREHOLDERS’ EQUITY TRANSACTIONS

The following table provides weighted average share information used in the calculation of the Company’s basic and diluted earnings per share:

DECEMBER 31	2011	2010	2009
(in millions, except per share data)
Basic shares used in the calculation of earnings per share	45.2	45.6	50.6
Dilutive effect of securities:
Employee stock options	0.2	0.3	0.2
Non-vested stock grants	0.4	0.4	0.3

Diluted shares used in the calculation of earnings per share	45.8	46.3	51.1

Per share effect of dilutive securities on income from continuing operations	$(0.01)	$(0.05)	$(0.03)

Per share effect of dilutive securities on net income	$(0.01)	$(0.05)	$(0.04)

Diluted earnings per share during 2011, 2010 and 2009 excludes 1.6 million, 1.4 million and 2.1 million, respectively, of common shares issuable under the Company’s stock compensation plans, because their effect would be antidilutive.

During 2011, the Company paid three quarterly dividends of 27.5 cents ($0.275) and one quarterly dividend of 30 cents ($0.30) per share each to its shareholders, totaling $50.9 million.

Since October 2007 and through December 2011, the Company’s Board of Directors has authorized aggregate repurchases of the Company’s common stock of up to $500 million. As of December 31, 2011, the Company has $135.2 million available for repurchases under these repurchase authorizations. The Company may repurchase its common stock from time to time, in amounts and prices and at such times as deemed appropriate, subject to market conditions and other considerations. The Company’s repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. The Company is not required to purchase any specific number of shares or to make purchases by any certain date under this program. During 2011, the Company repurchased 0.6 million shares of the Company’s common stock through open market purchases at a cost of $21.7 million. On March 30, 2010 and December 8, 2009, the Company entered into accelerated share repurchase agreements for the immediate repurchase of 2.3 million and 2.4 million shares, respectively, of the Company’s common stock at a cost of $105.0 million and $105.2 million, respectively. Total repurchases under this program as of December 31, 2011 were 8.6 million shares at a cost of $364.8 million.

12. DIVIDEND RESTRICTIONS

U.S. Insurance Subsidiaries

The individual law of all states, including New Hampshire and Michigan, where Hanover Insurance and Citizens are domiciled, respectively, restrict the payment of dividends to stockholders by insurers. These laws affect the dividend paying ability of Hanover Insurance and Citizens.

Pursuant to New Hampshire’s statute, the maximum dividends and other distributions that an insurer may pay in any twelve month period, without prior approval of the New Hampshire Insurance Commissioner, is limited to 10% of such insurer’s statutory policyholder surplus as of the preceding December 31. Hanover Insurance declared dividends to its parent totaling $99.0 million, $75.0 million, and $153.7 million in 2011, 2010 and 2009, respectively. Hanover Insurance can pay additional dividends of $58.8 million to its parent without prior approval until April 2012. If no dividends are declared prior to April 2012, the maximum dividend payable without prior approval would increase at that time to $157.8 million.

Pursuant to Michigan’s statute, the maximum dividends and other distributions that an insurer may pay in any twelve month period, without prior approval of the Michigan Insurance Commissioner, is limited to the greater of 10% of policyholders’ surplus as of December 31 of the immediately preceding year or the statutory net income less net realized gains, for the immediately preceding calendar year. Citizens declared dividends to its parent, Hanover Insurance, totaling $69.0 million, $70.0 million and $72.0 million in 2011, 2010 and 2009, respectively. Citizens cannot pay a further dividend to its parent without prior approval until December 2012, at which time the maximum dividend payable without prior approval would be $70.2 million.

The statutes in both New Hampshire and Michigan require that prior notice to the respective Insurance Commissioner of any proposed dividend be provided and such Commissioner may, in certain circumstances, prohibit the payment of the proposed dividend.

Chaucer

Dividend payments from Chaucer to its parent are regulated by U.K. law. Dividends from Chaucer are dependent on dividends from its subsidiaries. Annual dividend payments from Chaucer are limited to retained earnings that are not restricted by capital and other requirements for business at Lloyd’s. Also, Chaucer must provide advance notice to the U.K.’s Financial Services Authority (“FSA”) of certain proposed dividends or other payments from FSA regulated entities. There are currently no plans to repatriate dividends from Chaucer to its parent.

13. SEGMENT INFORMATION

The Company’s primary business operations include insurance products and services provided through four operating segments. These operating segments are Commercial Lines, Personal Lines, Chaucer, and Other Property and Casualty. Commercial Lines includes commercial multiple peril, commercial automobile, workers’ compensation, and other commercial coverages, such as specialty program business, inland marine, surety and other bonds, professional liability and management liability. Personal Lines includes personal automobile, homeowners and other personal coverages. Chaucer includes property, marine and aviation, energy, U.K. motor, and casualty and other coverages (which includes international liability, specialist coverages, and syndicate participations). The Other Property and Casualty segment consists of: Opus Investment Management, Inc., which markets investment management services to institutions, pension funds and other organizations; earnings on holding company assets; and, a voluntary pools business which is in run-off. The separate financial information is presented consistent with the way results are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company reports interest expense related to its debt separately from the earnings of its operating segments. The Company’s debt consists of senior debentures, junior debentures, subordinated notes, advances under the Company’s collateralized borrowing program with the FHLBB, and capital securities.

Management evaluates the results of the aforementioned segments on a pre-tax basis. Segment income (loss) excludes certain items which are included in net income (loss), such as income taxes and net realized investment gains and losses, including gains and losses from certain derivative instruments. Such gains and losses are excluded since they are determined by interest rates, financial markets and the timing of sales. Also, segment income (loss) excludes net gains and losses on disposals of businesses, discontinued operations, costs to acquire businesses, restructuring costs, extraordinary items, the cumulative effect of accounting changes and certain other items. Although the items excluded from segment income (loss) may be significant components in understanding and assessing the Company’s financial performance, management believes that the presentation of segment income (loss) enhances an investor’s understanding of the Company’s results of operations by highlighting net income (loss) attributable to the core operations of the business. However, segment income (loss) should not be construed as a substitute for net income determined in accordance with generally accepted accounting principles.

Summarized below is financial information with respect to the Company’s business segments. Activity for 2011 includes results of Chaucer for the period from July 1, 2011 through December 31, 2011.

FOR THE YEARS ENDED DECEMBER 31	2011	2010	2009
(in millions)
Segment revenues:
Commercial Lines	$1,798.9	$1,522.3	$1,228.8
Personal Lines	1,555.9	1,583.8	1,585.3
Chaucer	534.1	—	—
Other Property and Casualty	19.8	21.0	22.6

Total	3,908.7	3,127.1	2,836.7
Intersegment revenues	(5.2)	(4.6)	(4.0)

Total segment revenues	3,903.5	3,122.5	2,832.7
Net realized investment gains	28.1	29.7	1.4

Total revenues	$3,931.6	$3,152.2	$2,834.1

Segment income (loss) before income taxes:
Commercial Lines:
GAAP underwriting income (loss)	$(121.3)	$(20.6)	$60.9
Net investment income	136.5	129.9	125.6
Other income	2.8	1.9	3.2

Commercial Lines segment income	18.0	111.2	189.7

Personal Lines:
GAAP underwriting income (loss)	(73.0)	1.6	(43.6)
Net investment income	92.1	102.9	109.6
Other income	3.6	8.5	10.4

Personal Lines segment income	22.7	113.0	76.4

Chaucer:
GAAP underwriting income	11.3	—	—
Net investment income	16.9	—	—
Other income	4.1	—	—

Chaucer segment income	32.3	—	—

Other Property and Casualty:
GAAP underwriting income (loss)	(0.3)	0.8	11.7
Net investment income	12.7	14.4	16.5
Other net expenses	(12.9)	(11.7)	(24.2)

Other Property and Casualty segment income (loss)	(0.5)	3.5	4.0

Total	72.5	227.7	270.1
Interest on debt	(55.0)	(44.3)	(35.1)

Segment income before income taxes	17.5	183.4	235.0
Adjustments to segment income:
Net realized investment gains	28.1	29.7	1.4
Net gain (loss) from retirement of debt	(2.3)	(2.0)	34.5
Costs related to acquired businesses	(16.4)	—	—
Loss on derivative instruments	(11.3)	—	—
Net foreign exchange gains	6.7	—	—

Income before income taxes	$22.3	$211.1	$270.9

The following table provides identifiable assets for the Company’s business segments and discontinued operations:

DECEMBER 31	2011	2010
(in millions)	Identifiable Assets
U.S. Companies	$8,495.5	$8,436.3
Chaucer	4,007.7	—
Discontinued operations	121.2	133.6

Total	$12,624.4	$8,569.9

The Company reviews the assets of its U.S. Companies collectively and does not allocate them between the Commercial Lines, Personal Lines and Other Property and Casualty segments.

Geographic Concentrations

Prior to the acquisition of Chaucer, the Company’s revenues were generated exclusively in the U.S. Revenues attributable to foreign countries are a result of the Chaucer acquisition. The following table presents gross written premium (“GWP”) based on the location of the risk for the year ended December 31, 2011:

% of Total GWP
United States	87%
United Kingdom	4
Worldwide and other	9

Total	100%

The worldwide and other category includes insured risks that move across multiple geographic areas, including the U.S. and U.K., due to their mobile nature or insured risks that are fixed in locations that span more than one geographic area, and risks located in a single country outside the U.S. and U.K. These contracts include, for example, marine and aviation, hull, satellite, offshore energy exploration and production risks that can move across multiple geographic areas and assumed risks where the cedant insures risks in two or more geographic zones. These risks may include U.S. and U.K. insured risks.

Long-lived assets located outside the U.S. were not material for the year ended December 31, 2011. The Company does not have revenue from transactions with a single agent or broker amounting to 10 percent or more of its consolidated revenue.

14. LEASE COMMITMENTS

Rental expenses for operating leases amounted to $21.1 million, $17.2 million and $15.4 million in 2011, 2010 and 2009, respectively. These expenses relate primarily to building leases of the Company. At December 31, 2011, future minimum rental payments under non-cancelable operating leases, were approximately $68.9 million, payable as follows: 2012 - $19.7 million; 2013 - $17.3 million; 2014 - $14.4 million; 2015 - $11.4 million and $6.1 million thereafter. It is expected that in the normal course of business, leases that expire may be renewed or replaced by leases on other property and equipment.

15. REINSURANCE

In the normal course of business, the Company seeks to reduce the losses that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. Reinsurance transactions are accounted for in accordance with the provisions of ASC 944.

Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company; consequently, allowances are established for amounts deemed uncollectible. The Company determines the appropriate amount of reinsurance based on evaluations of the risks accepted and analyses prepared by consultants and on market conditions (including the availability and pricing of reinsurance). The Company also believes that the terms of its reinsurance contracts are consistent with industry practice in that they contain standard terms with respect to lines of business covered, limit and retention, arbitration and occurrence. The Company believes that its reinsurers are financially sound. This belief is based upon an ongoing review of its reinsurers' financial statements, reported financial strength ratings from rating agencies, reputations in the marketplace, and the analysis and guidance of THG's reinsurance advisors.

As a condition to conduct certain business in various states, the Company is required to participate in residual market mechanisms, facilities and pooling arrangements such as the Michigan Catastrophic Claims Association (“MCCA”). The Company is subject to concentration of risk with respect to reinsurance ceded to the MCCA. Funding for MCCA comes from assessments against automobile insurers based upon their share of insured automobiles in the state. Insurers are allowed to pass along this cost to Michigan automobile policyholders. The Company ceded to the MCCA premiums earned and losses and LAE incurred of $69.6 million and $122.6 million in 2011, $64.7 million and $135.6 million in 2010, $55.8 million and $97.7 million in 2009, respectively. MCCA, which represented 36.1% of the total reinsurance receivable balance at December 31, 2011, is the Company's only reinsurer representing at least 10% of its reinsurance assets. Reinsurance recoverables related to MCCA were $816.7 million and $752.5 million at December 31, 2011 and 2010, respectively. Because the MCCA is supported by assessments permitted by statute, and there have been no significant uncollectible balances from MCCA identified during the three years ending December 31, 2011, the Company believes that it has no significant exposure to uncollectible reinsurance balances from this entity.

The following table provides the effects of reinsurance. Activity for 2011 includes results of Chaucer from July 1, 2011 to December 31, 2011.

FOR THE YEARS ENDED DECEMBER 31	2011	2010	2009
(in millions)

Property and casualty premiums written:
Direct	$3,830.9	$3,087.9	$2,883.8
Assumed (1)	228.3	270.6	8.6
Ceded	(465.8)	(310.5)	(283.7)

Net premiums written	$3,593.4	$3,048.0	$2,608.7

Property and casualty premiums earned:
Direct	$3,695.2	$2,970.6	$2,824.3
Assumed (1)	442.6	174.8	13.8
Ceded	(539.2)	(304.4)	(291.7)

Net premiums earned	$3,598.6	$2,841.0	$2,546.4

Property and casualty losses and LAE:
Direct	$2,723.5	$2,001.8	$1,909.1
Assumed (1) (2)	249.4	96.9	(11.7)
Ceded	(422.1)	(242.4)	(258.2)

Net losses and LAE	$2,550.8	$1,856.3	$1,639.2

(1)	Assumed reinsurance activity in 2011 primarily related to our Chaucer segment. In addition, 2011 assumed premiums earned and assumed losses and LAE included $96.0 million and $54.2 million, respectively, related to the 2010 OneBeacon renewal rights transactions. Assumed reinsurance activity in 2010 primarily related to the OneBeacon renewal rights transaction.

(2)	The favorable reserve development on assumed reinsurance activity in 2009 primarily related to the Excess and Casualty Reinsurance Association (“ECRA”) and Massachusetts Commonwealth Automobile Reinsurers (“CAR”) pools.

16. LIABILITIES FOR OUTSTANDING CLAIMS, LOSSES AND LOSS ADJUSTMENT EXPENSES

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

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses as follows:

	000000000000	000000000000	000000000000
FOR THE YEARS ENDED DECEMBER 31	2011	2010	2009
(in millions)
Gross loss and LAE reserves, beginning of year	$3,277.7	$3,153.9	$3,203.1
Reinsurance recoverable on unpaid losses	1,115.5	1,060.2	988.2

Net loss and LAE reserves, beginning of period	2,162.2	2,093.7	2,214.9

Net incurred losses and LAE in respect of losses occurring in:
Current year	2,654.1	1,967.4	1,794.5
Prior years	(103.3)	(111.1)	(155.3)

Total incurred losses and LAE	2,550.8	1,856.3	1,639.2

Net payments of losses and LAE in respect of losses occurring in:
Current year	1,482.4	1,078.7	971.9
Prior years	1,010.3	738.6	788.5

Total payments	2,492.7	1,817.3	1,760.4

Purchase of Chaucer	1,631.0	—	—
Purchase of Campania	—	29.5	—
Effect of foreign exchange rate changes	(22.8)	—	—

Net reserve for losses and LAE, end of year	3,828.5	2,162.2	2,093.7
Reinsurance recoverable on unpaid losses	1,931.8	1,115.5	1,060.2

Gross reserve for losses and LAE, end of year	$5,760.3	$3,277.7	$3,153.9

As part of an ongoing process, the reserves have been re-estimated for all prior accident years and were decreased by $103.3 million, $111.1 million and $155.3 million in 2011, 2010 and 2009, respectively. For the six months ended December 31, 2011, these amounts include favorable loss and LAE reserve development of $35.5 million for Chaucer. The Chaucer favorable development was primarily the result of lower than expected losses in the energy, property and U.K. motor lines, primarily related to the 2009 and 2010 accident years. For Commercial and Personal Lines, the favorable loss and LAE reserve development during the year ended December 31, 2011 was primarily the result of lower than expected losses in the personal automobile line, primarily related to bodily injury coverage in the 2008 through 2010 accident years, the commercial multiple peril line related to the 2007 through 2010 accident years and lower than expected losses in the 2007 through 2010 accident years in the workers’ compensation line. In addition, within other commercial lines, unfavorable development in the professional liability and surety business were partially offset by favorable development in the healthcare and other commercial property lines.

The favorable loss and LAE reserve development during the year ended December 31, 2010 is primarily the result of lower than expected losses in the personal automobile line across all coverages, primarily related to the 2009 accident year, and lower than expected losses in the workers’ compensation line, primarily related to the 2008 and 2009 accident years. In addition, lower than expected losses in the commercial multiple peril line in liability coverages, primarily related to the 2007 through 2009 accident years and in the commercial umbrella line related to the 2007 through 2009 accident years contributed to the favorable development, partially offset by unfavorable development in the surety business, primarily related to the 2009 accident year. The 2010 amount includes $9.8 million of favorable development resulting from a change in the cost factors used for establishing unallocated loss adjustment expense reserves.

The favorable loss and LAE reserve development during the year ended December 31, 2009 is primarily the result of lower than expected losses in the personal automobile line, primarily in the 2005 through 2008 accident years, lower than expected losses in the workers’ compensation line, primarily in the 2000 through 2008 accident years and lower than expected losses in the commercial multiple peril line, primarily in the 2005 through 2007 accident years. In addition, lower than expected losses in the surety business, lower projected losses in the Company’s run-off voluntary pools and lower projected exposures to asbestos and environmental liability for direct written business contributed to the favorable development. Partially offsetting the favorable development was unfavorable non-catastrophe weather-related property loss development, primarily related to the homeowners, commercial property and personal automobile physical damage lines. In 2009, the Company changed its unallocated loss adjustment expense reserving methodology from that based on cash payments to that based on unit costs, which resulted in a $20.0 million benefit, of which $16.0 million related to prior years. The Company believes that the methodology based on unit costs is more representative of its future costs of settling existing claims.

Loss and LAE reserves related to asbestos and environmental damage liability, primarily in other commercial lines, were $59.8 million, $63.9 million and $76.8 million as of December 31, 2011, 2010 and 2009, respectively. Ending loss and LAE reserves for all direct business written by the Company related to asbestos and environmental damage liability, included in the reserve for losses and LAE, were $10.0 million, $10.1 million and $11.3 million, net of reinsurance of $18.7 million for 2011 and $19.9 million for both 2010 and 2009. As a result of the Company’s historical direct underwriting mix of Commercial Lines policies toward smaller and middle market risks, past asbestos and environmental damage liability loss experience has remained minimal in relation to the Company’s total loss and LAE incurred experience. In addition, the Company has established gross loss and LAE reserves for its run-off voluntary assumed reinsurance pool business with asbestos and environmental damage liability of $31.1 million, $33.9 million and $45.6 million at December 31, 2011, 2010 and 2009, respectively. These reserves relate to pools in which the Company has terminated its participation; however, the Company continues to be subject to claims related to years in which it was a participant. Because of the inherent uncertainty regarding the types of claims in these pools, the Company cannot provide assurance that its reserves will be sufficient.

The Company estimates its ultimate liability for asbestos, environmental and toxic tort liability claims, whether resulting from direct business, assumed reinsurance and pool business, based upon currently known facts, reasonable assumptions where the facts are not known, current law and methodologies currently available. Although these outstanding claims are not significant, their existence gives rise to uncertainty and are discussed because of the possibility that they may become significant. The Company believes that, notwithstanding the evolution of case law expanding liability in asbestos and environmental claims, recorded reserves related to these claims are adequate. The asbestos, environmental and toxic tort liability could be revised in the near term if the estimates used in determining the liability are revised, and any such revisions could have a material adverse effect on the Company’s results of operations for a particular quarterly or annual period or its financial position.

17. COMMITMENTS AND CONTINGENCIES

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

The Plaintiff filed an Amended Complaint adding two new named plaintiffs and additional claims on December 11, 2009. In response, the Company filed a Motion to Dismiss on January 30, 2010. In addition to the pending claim challenging the calculation of lump sum distributions, the Amended Complaint includes: (a) a claim that the Plan failed to calculate participants’ account balances and lump sum payments properly because interest credits were based solely upon the performance of each participant’s selection from among various hypothetical investment options (as the Plan provided) rather than crediting the greater of that performance or the 30 year Treasury rate; (b) a claim that the 2004 Plan amendment, which changed interest crediting for all participants from the performance of participant’s investment selections to the 30 year Treasury rate, reduced benefits in violation of the Employee Retirement Income Security Act of 1974 (“ERISA”) for participants who had account balances as of the amendment date by not continuing to provide them performance-based interest crediting on those balances; and (c) claims for breach of fiduciary duty and ERISA notice requirements arising from the various interest crediting and lump sum distribution matters of which Plaintiffs complain. The District Court granted the Company’s Motion to Dismiss the additional claims on statute of limitations grounds by a Memorandum Opinion dated March 31, 2011, leaving the claims substantially as set forth in the original March 12, 2007 complaint. Plaintiffs filed a Motion for Reconsideration of the District Court’s decision to dismiss the additional claims. Recently, the District Court denied the Plaintiff’s Motion for Reconsideration with respect to the claims set forth in (a) and (b) above; however, the Court did allow the fiduciary duty claims to stand.

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

OTHER MATTERS

The Company has been named a defendant in various other legal proceedings arising in the normal course of business. In addition, the Company is involved, from time to time, in examinations, investigations and proceedings by governmental and self-regulatory agencies. The potential outcome of any such action or regulatory proceedings in which the Company has been named a defendant or the subject of an inquiry or investigation, and its ultimate liability, if any, from such action or regulatory proceedings, is difficult to predict at this time. The ultimate resolutions of such proceedings are not expected to have a material effect on its financial position, although they could have a material effect on the results of operations for a particular quarter or annual period.

RESIDUAL MARKETS

The Company is required to participate in residual markets in various states, which generally pertain to high risk insureds, disrupted markets or lines of business or geographic areas where rates are regarded as excessive. The results of the residual markets are not subject to the predictability associated with the Company’s own managed business, and are significant to both the personal and commercial automobile lines of business, the workers’ compensation line of business, and the homeowners line of business.

18. STATUTORY FINANCIAL INFORMATION

The Company’s U.S. insurance subsidiaries are required to file annual statements with state regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis), as codified by the National Association of Insurance Commissioners. Statutory surplus differs from shareholders’ equity reported in accordance with generally accepted accounting principles primarily because under statutory basis for accounting, policy acquisition costs are expensed when incurred, the recognition of deferred tax assets is based on different recoverability assumptions and postretirement benefit costs are based on different participant assumptions.

The following table provides statutory net income for the year ended December 31 and surplus as of December 31 for the periods indicated:

	2011	2010	2009
(in millions)
Statutory Net Income (Loss)
U.S. Insurance Subsidiaries	$(5.2)	$101.7	$187.4
Statutory Surplus
U.S. Insurance Subsidiaries	$1,582.8	$1,747.3	$1,741.6

19. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The quarterly results of operations for 2011 and 2010 are summarized below.

FOR THE THREE MONTHS ENDED
(in millions, except per share data)

2011	March 31	June 30	Sept. 30	Dec. 31
Total revenues	$833.8	$853.9	$1,108.0	$1,135.9
Income (loss) from continuing operations	$27.9	$(32.4)	$(9.7)	$46.1
Net income (loss)	$29.3	$(31.8)	$(9.7)	$49.3
Income (loss) from continuing operations per share:
Basic	$0.62	$(0.71)	$(0.21)	$1.03
Diluted (1)	$0.61	$(0.71)	$(0.21)	$1.02
Net income (loss) per share:
Basic	$0.65	$(0.70)	$(0.21)	$1.10
Diluted (1)	$0.64	$(0.70)	$(0.21)	$1.09
Dividends declared per share	$0.275	$0.275	$0.275	$0.30

(1)    Per diluted share amounts in the second and third quarters exclude common stock equivalents, since the impact of these instruments was antidilutive.

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

20. SUBSEQUENT EVENTS

There were no subsequent events requiring adjustment to the financial statements and no additional disclosures required in the notes to the consolidated financial statements.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In conducting our evaluation of the effectiveness of internal control over financial reporting, we excluded the acquisition of Chaucer Holdings plc, which was completed on July 1, 2011, at a cost of approximately $480 million, which represented approximately 5% of our total assets at the acquisition date. The total assets constitute approximately $4.0 billion, or 32% of our consolidated assets at December 31, 2011, and total revenues for the period from the July 1, 2011 closing date until December 31, 2011 of $540.8 million, or 14% of consolidated revenues for the year ended December 31, 2011. We expect to first include Chaucer in our annual assessment for the year ended December 31, 2012, as permitted for recently acquired businesses. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

ITEM 9B–OTHER INFORMATION

None.

PART III

ITEM 10–DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS OF THE REGISTRANT

Except for the portion about executive officers and our Code of Conduct which is set forth below, this information is incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2012 to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is biographical information concerning our executive officers.

Bryan D. Allen, 44

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

Mark R. Desrochers, 43

Senior Vice President President, Personal Lines

Mr. Desrochers has been President, Personal Lines since 2009. From 2006 until 2009, Mr. Desrochers was Vice President, State Management. Prior to joining THG, from 2003 until 2006, Mr. Desrochers held several positions with Liberty Mutual Insurance Company, last serving as Vice President and Product Manager. Previously, Mr. Desrochers worked at Electric Insurance Company and at Applied Insurance Research.

Frederick H. Eppinger, Jr., 53

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

David B. Greenfield, 49

Executive Vice President, Chief Financial Officer and Principal Accounting Officer

Mr. Greenfield has served as Executive Vice President – Chief Financial Officer and Principal Accounting Officer since March 2011. Prior to that, from December 2010 to March 2011, he served as Executive Vice President – Senior Finance Officer. Prior to joining the Company, Mr. Greenfield served as the Chief Financial Officer of Axis Capital Holdings Limited from 2006 until 2010. From 1984 to 2006, Mr. Greenfield worked for KPMG LLP, where he advanced to partnership serving as KPMG’s Global Sector Chair for Insurance and a member of KPMG’s Global Financial Services Leadership Team.

J. Kendall Huber, 57

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

Andrew Robinson, 46

Executive Vice President, Corporate Development President, Specialty Insurance

Mr. Robinson has been President, Specialty Insurance since November 2011, Chief Risk Officer since 2010 and has led THG’s Corporate Development Department since joining the Company in 2006. From 2009 to 2011, Mr. Robinson was President, Specialty Casualty. Prior to joining the Company, from 1996 until 2006, Mr. Robinson held a variety of positions at Diamond Consultants, last serving as Managing Director, Global Insurance Practice.

John C. Roche, 48

Senior Vice President President, Business Insurance

Mr. Roche has been President, Business Insurance since 2009. From 2007 to 2009, Mr. Roche served as Vice President, Field Operations and from 2006 to 2007, Mr. Roche was Vice President, Underwriting and Product Management, Commercial Lines. From 1994 to 2006, Mr. Roche served in a variety of leadership positions at St. Paul Travelers Companies, Inc., last serving as Vice President, Commercial Accounts. Previously, Mr. Roche served in a variety of underwriting and management positions at Fireman’s Fund Insurance Company and Atlantic Mutual Insurance Company.

Robert Stuchbery, 55

President and Chief Executive Officer, Chaucer

Mr. Stuchbery has been Chief Executive Officer of Chaucer since January 2010. Prior to his appointment as CEO, Mr. Stuchbery served as Chaucer's Chief Underwriting Officer from 2005 to 2009, and as Group Underwriting Director from 2000 to 2005. He was Active Underwriter for Syndicate 1096 from 1996 to 2000 and prior to that was Deputy Underwriter of Syndicate 1096 from 1988 to 1996. Before joining Chaucer in 1988, Mr. Stuchbery served in various positions with the U.K. subsidiary of CNA Reinsurance of London Limited from 1976 to 1987. Mr. Stuchbery is a Fellow of the Chartered Insurance Institute and a member of the Lloyd’s Market Association Board where he currently serves as Deputy Chairman.

Gregory D. Tranter, 55

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

Marita Zuraitis, 51

Executive Vice President and President of the Property and Casualty Companies

Ms. Zuraitis has been Executive Vice President of the Company and President, Property and Casualty Companies since 2004. Prior to joining THG, Ms. Zuraitis was President and Chief Executive Officer of the commercial lines division of The St. Paul Travelers Companies, Inc. from 1998 to 2004 and previously, Ms. Zuraitis served in various management roles with USF&G Corporation and Aetna Life and Casualty.

Pursuant to section 4.4 of the Company’s by-laws, each officer shall hold office until the first meeting of the Board of Directors following the next annual meeting of the shareholders and until his or her respective successor is chosen and qualified unless a shorter period shall have been specified by the terms of his or her election or appointment, or in each case until such officer sooner dies, resigns, is removed or becomes disqualified.

ANNUAL MEETING OF SHAREHOLDERS

The Board of Directors of THG have scheduled the 2012 Annual Meeting of Shareholders for May 15, 2012. The record date for determining the shareholders of the Company entitled to notice of and to vote at such Annual Meeting is March 22, 2012.

CODE OF CONDUCT

Our Code of Conduct is available, free of charge, on our website at www.hanover.com under “Corporate Governance—Company Policies”. The Code of Conduct applies to our directors, officers and employees, including our Chief Executive Officer, Chief Financial Officer and Controller. While we do not expect to grant waivers to our Code of Conduct, any such waivers to our Chief Executive Officer, Chief Financial Officer or Controller will be posted on our website at www.hanover.com, as required by applicable law or New York Stock Exchange requirements. A printed copy of the Code of Conduct will be provided free of charge by contacting the Company’s Corporate Secretary at the Company’s headquarters, 440 Lincoln Street, Worcester, MA 01653.

ITEM 11–EXECUTIVE COMPENSATION

Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 2012, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 12–SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2011 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by security holders	3,752,744	$38.57	1,825,096
Equity compensation plans not approved by security holders	—	—	—

Total	3,752,744	$38.57	1,825,096

(1)	Includes 841,562 shares of Common Stock which may be issued upon vesting of outstanding, restricted stock units or performance-based restricted stock units (assuming the maximum award amount) and 195,662 shares receipt of which has been deferred. The weighted-average exercise price does not take these awards into account.

(2)	The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan (the “Plan”), which was adopted on May 16, 2006, authorizes the issuance of 3,000,000 new shares that may be used for awards. In addition, shares of stock underlying any award granted and outstanding under the Company’s Amended Long-Term Stock Incentive Plan (the “1996 Plan”) as of the adoption date of the Plan that are forfeited, cancelled, expire or terminate after the adoption date without the issuance of stock, become available for future grants under the Plan.

Additional information related to Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 2012, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 13–CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 2012, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 14–PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 2012, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

PART IV

ITEM 15–EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)(1) FINANCIAL STATEMENTS

The consolidated financial statements and accompanying notes thereto are included on pages XX to XXX of this Form 10-K.

(A)(2) FINANCIAL STATEMENT SCHEDULES

Page No. in this Report

I Summary of Investments—Other than Investments in Related Parties	165

II Condensed Financial Information of Registrant	166

III Supplementary Insurance Information	169

IV Reinsurance	170

V Valuation and Qualifying Accounts	171

VI Supplemental Information Concerning Property and Casualty Insurance Operations	172

(A)(3) EXHIBIT INDEX

Exhibits filed as part of this Form 10-K are as follows:

2.1	Stock Purchase Agreement, dated as of August 22, 2005, between The Goldman Sachs Group, Inc., as Buyer, and Registrant, as Seller (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 24, 2005 and incorporated herein by reference (Commission file No. 001-13754).

2.2	Stock Purchase Agreement by and between the Registrant and Commonwealth Annuity and Life Insurance Company, dated July 30, 2008 (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K), previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 4, 2008 and incorporated herein by reference.

2.3	Implementation Agreement by and among The Hanover Insurance Group, Inc., 440 Tessera Limited and Chaucer Holdings plc, dated April 20, 2011 previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 21, 2011 and incorporated herein by reference.

3.1	Certificate of Incorporation of the Registrant previously filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2006 and incorporated herein by reference (Commission file No. 001-13754).

3.2	Amended By-Laws of the Registrant, previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 21, 2006 and incorporated herein by reference (Commission file No. 001-13754).

4.1	Specimen Certificate of Common Stock previously filed as Exhibit 4 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2006 and incorporated herein by reference (Commission file No. 001-13754).

4.2	Form of Indenture relating to the Debentures between the Registrant and State Street Bank & Trust Company, as trustee, previously filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-96764) filed with the Commission on September 11, 1995 and incorporated herein by reference.

4.3	Form of Global Debenture previously filed as Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2006 and incorporated herein by reference (Commission file No. 001-13754).

4.4	Indenture dated February 3, 1997 relating to the Junior Subordinated Debentures of the Registrant previously filed as Exhibit 3 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 5, 1997 and incorporated herein by reference (Commission file No. 001-13754).

4.5	First Supplemental Indenture dated July 30, 2009 amending the indenture dated February 3, 1997 relating to the Junior Subordinated Debentures of the Registrant previously filed as Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2010 and incorporated herein by reference.

4.6	Form of Global Security representing $300,000,000 principal amount of Junior Subordinated Debentures of the Registrant previously filed as Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2010 and incorporated herein by reference.

4.7	Indenture dated January 21, 2010, between the Registrant and U.S. Bank National Association, as trustee, previously filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-3 ASR (No. 333-164446) filed with the Commission on January 21, 2010 and incorporated herein by reference.

4.8	First Supplemental Indenture and Form of Global Note dated February 23, 2010, related to the Notes of the Registrant, between the Registrant and U.S. Bank National Association, as trustee, previously filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Commission on February 23, 2010 and incorporated herein by reference.

4.9	Second Supplemental Indenture dated as of June 17, 2011, between U.S. Bank National Association, as trustee, including the form of Global Note attached as Annex A thereto, supplementing the Indenture dated as of January 21, 2010, previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 17, 2011 and incorporated herein by reference.

4.10	Trust Deed Constituting $50,000,000 Floating Rate Subordinated Notes due 2036 dated September 21, 2006 between Chaucer Holdings plc and Wilmington Trust (Channel Islands), Ltd previously filed as Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2011 and incorporated herein by reference.

Management agrees to furnish the Securities and Exchange Commission, upon request, a copy of any other agreements or instruments of the Registrant and its subsidiaries defining the rights of holders of any non-registered debt whose authorized principal amount does not exceed 10% of Registrant’s total consolidated assets.

+10.1	State Mutual Life Assurance Company of America Excess Benefit Retirement Plan previously filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (No. 33-91766) filed with the Commission on May 1, 1995 and incorporated herein by reference.

10.2	Form of Accident and Health Coinsurance Agreement between The Hanover Insurance Company, as Reinsurer, and First Allmerica Financial Life Insurance Company (the schedules and certain exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 4, 2008 and incorporated by reference herein.

+10.3	The Hanover Insurance Group, Inc. Amended Long-Term Stock Incentive Plan previously filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K filed with the Commission on April 1, 2002 and incorporated herein by reference (Commission file No. 001-13754).

+10.4	The Hanover Insurance Group, Inc. 2009 Short-Term Incentive Compensation Plan previously filed as Annex 2 to the Registrant’s Proxy Statement (Commission File No. 001-13754) filed with the Commission on March 27, 2009 and incorporated herein by reference.

10.5	Federal Home Loan Bank of Boston Agreement for Advances, Collateral Pledge, and Security Agreement dated September 11, 2009 previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 4, 2009 and incorporated herein by reference.

+10.6	The Hanover Insurance Group Amended and Restated Employment Continuity Plan previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 11, 2008 and incorporated herein by reference.

+10.7	Form of Non-Qualified Stock Option Agreement under The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 21, 2007 and incorporated herein by reference.

+10.8	Form of Incentive Compensation Deferral and Conversion Agreement under The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 21, 2007 and incorporated herein by reference.

+10.9	Form of Amended and Restated Form of Non-Qualified Stock Option Agreement under The Hanover Insurance Group, Inc. Amended Long-Term Stock Incentive Plan previously filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 21, 2007 and incorporated herein by reference.

+10.10	Description of 2008 Incentive Compensation Deferral and Conversion Program previously filed as Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 27, 2008 and incorporated herein by reference.

+10.11	The Hanover Insurance Group 2006 Long-Term Incentive Plan previously filed as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 27, 2008 and incorporated herein by reference.

+10.12	Description of 2010-2011 Non-Employee Director Compensation previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 6, 2010 and incorporated herein by reference.

+10.13	Offer Letter, dated August 14, 2003, between the Registrant and Frederick H. Eppinger, Jr., as amended December 10, 2008 previously filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 27, 2009 and incorporated herein by reference.

+10.14	The Hanover Insurance Group, Inc. Non-Employee Director Deferral Plan previously filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 27, 2009 and incorporated herein by reference.

+10.15	Offer Letter dated January 5, 2010 between Steven J. Bensinger and The Hanover Insurance Group, Inc. previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 8, 2010 and incorporated herein by reference.

+10.16	Restricted Stock Unit Agreement under The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan previously filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 27, 2009 and incorporated herein by reference.

+10.17	Performance-Based Restricted Stock Unit Agreement under The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan previously filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 27, 2009 and incorporated herein by reference.

+10.18	Non-Qualified Stock Option Agreement under The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan previously filed as Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 27, 2009 and incorporated herein by reference.

+10.19	IRC Section 162(m) Deferral Letter for Certain Executive Officers of the Registrant previously filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 27, 2009 and incorporated herein by reference.

+10.20	Offer Letter dated December 15, 2010 between David Greenfield and the Registrant previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 17, 2010 and incorporated herein by reference.

+10.21	Separation Letter dated December 29, 2010 between Steven J. Bensinger and the Registrant previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 29, 2010 and incorporated herein by reference.

+10.22	The Hanover Insurance Group, Inc. Amended and Restated Non-Qualified Retirement Savings Plan, previously filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 24, 2011 and incorporated herein by reference.

+10.23	Letter Agreement between David Greenfield and the Registrant dated January 20, 2011 regarding his participation in The Hanover Insurance Group Amended and Restated Employment Continuity Plan previously filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 24, 2011 and incorporated herein by reference.

+10.24	Description of 2010 Executive Short-Term Incentive Compensation Program Awards, 2011 Executive Short-Term Incentive Compensation Program and 2011 Long-Term Incentive Program previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 9, 2011 and incorporated herein by reference.

10.25	Credit Agreement between The Hanover Insurance Group, Inc., the banks and financial institutions listed on the signature pages thereof and Goldman Sachs Bank USA, as administrative agent, dated April 20, 2011 previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 21, 2011 and incorporated herein by reference.

+10.26	Description of 2011— 2012 Non-Employee Director Compensation previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2011 and incorporated herein by reference.

+10.27	Service Agreement dated January 20, 2010 by and between Robert Stuchbery and Chaucer Holdings plc previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2011 and incorporated herein by reference.

+10.28	Chaucer Pension Scheme, as amended, previously filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2011 and incorporated herein by reference.

10.29	£90,000,000 Letter of Credit Facility Agreement dated November 29, 2010 between, among others, Chaucer Holdings plc as the account party, Barclays Bank plc, Lloyds TSB Bank plc and The Royal Bank of Scotland plc as mandated lead arrangers and Lloyds TSB Bank plc as bookrunner, facility agent and security agent, as amended by Amendment Letter dated February 28, 2011 previously filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2011 and incorporated herein by reference.

10.30	Credit Agreement, dated August 2, 2011, among The Hanover Insurance Group, Inc., as Borrower, Wells Fargo Bank, National Association, as administrative agent, and various other lender parties, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 3, 2011 and incorporated herein by reference.

+10.31	Robert Stuchbery Retention Agreement dated August 23, 2011 previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 8, 2011 and incorporated herein by reference.

+10.32	Form of Non-Qualified Stock Option Agreement under the 2006 Long-Term Incentive Plan previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 8, 2011 and incorporated herein by reference.

+10.33	Amendment to Outstanding Stock Options Issued under the Registrant’s 2006 Long-Term Incentive Plan and Amended Long-Term Stock Incentive Plan previously filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 8, 2011 and incorporated herein by reference.

+10.34	Trust Deed and Rules of The Chaucer Share Incentive Plan previously filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 8, 2011 and incorporated herein by reference.

10.35	Standby Letter of Credit Facility Agreement, dated November 28, 2011, among Chaucer Holdings plc, as Account Party (as defined therein), 440 Tessera Limited and certain subsidiaries of the Account Party, as Guarantors (as defined therein), the Lenders (as defined therein) party thereto from time to time, Lloyds TSB Bank plc, Barclays Bank plc and The Royal Bank of Scotland plc as mandated lead arrangers and Lloyds TSB Bank plc as bookrunner, overdraft provider, facility agent of the other Finance Parties (as defined therein) and security agent to the Secured Parties (as defined therein) previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 1, 2011 and incorporated herein by reference.

10.36	Guaranty Agreement, dated November 28, 2011, among The Hanover Insurance Group, Inc. and Lloyds TSB Bank plc, as Facility Agent and Security Agent (each as defined therein) previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 1, 2011 and incorporated herein by reference.

+10.37	Description of 2011 Executive Short-Term Incentive Compensation Program Awards, 2012 Executive Short-Term Incentive Compensation Program and 2012 Long-Term Incentive Program previously filed as Item 5.02 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 26, 2012 and incorporated herein by reference.

+10.38	The Hanover Insurance Group Cash Balance Pension Plan, as amended

+10.39	The Hanover Insurance Group Retirement Savings Plan, as amended

+10.40	Form of Restricted Stock Agreement under the 2006 Long-Term Incentive Plan

12.1	Computation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of THG

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney

31.1	Certification of the Chief Executive Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Internal Revenue Service Ruling dated April 15, 1995 previously filed as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-91766) filed with the Commission on May 1, 1995 and incorporated herein by reference.

101	The following materials from The Hanover Insurance Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009; (ii) Consolidated Balance Sheets at December 31, 2011 and 2010; (iii) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009; (iv) Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; (vi) related notes to these consolidated financial statements; and (vii) Financial Statement Schedules.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HANOVER INSURANCE GROUP, INC.
Registrant

Date: February 28, 2012	By:	/S/ FREDERICK H. EPPINGER, JR.
Frederick H. Eppinger, Jr.,
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 28, 2012	By:	/S/ FREDERICK H. EPPINGER, JR.
Frederick H. Eppinger, Jr.,
President, Chief Executive Officer and Director

Date: February 28, 2012	By:	/S/ DAVID B. GREENFIELD
David B. Greenfield,
Executive Vice President, Chief Financial Officer
and Principal Accounting Officer

Date: February 28, 2012	By:	*
Michael P. Angelini,
Chairman of the Board

Date: February 28, 2012	By:	*
John J. Brennan,
Director

Date: February 28, 2012	By:	*
P. Kevin Condron,
Director

Date: February 28, 2012	By:	*
Neal F. Finnegan,
Director

Date: February 28, 2012	By:	*
David J. Gallitano,
Director

Date: February 28, 2012	By:	*
Wendell J. Knox,
Director

Date: February 28, 2012	By:	*
Robert J. Murray,
Director

Date: February 28, 2012	By:	*
Joseph R. Ramrath,
Director

Date: February 28, 2012	By:	*
Harriet T. Taggart,
Director

Date: February 28, 2012	*By:	/S/ DAVID B. GREENFIELD
David B. Greenfield,
Attorney-in-fact

SCHEDULE I

THE HANOVER INSURANCE GROUP, INC.

SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES

DECEMBER 31, 2011
(in millions)
Type of investment	Cost (1)	Value	Amount at which shown in the balance sheet
Fixed maturities:
Bonds:
United States Government and agencies and authorities	$827.8	$867.7	$867.7
States, municipalities and political subdivisions	963.6	1,027.1	1,027.1
Foreign governments	126.3	126.3	126.3
Public utilities	507.1	546.7	546.7
All other corporate bonds	3,311.9	3,445.0	3,445.0

Total fixed maturities	5,736.7	6,012.8	6,012.8

Equity securities:
Common stocks:
Public utilities	59.6	65.1	65.1
Banks, trust and insurance companies	14.9	14.5	14.5
Industrial, miscellaneous and all other	132.8	132.6	132.6
Nonredeemable preferred stocks	32.6	34.2	34.2

Total equity securities	239.9	246.4	246.4

Mortgage loans on real estate	4.7	XXXXX	4.7
Real estate	22.8	XXXXX	22.8
Other long-term investments (2)	159.8	XXXXX	162.7
Short-term investments	272.0	XXXXX	271.9

Total investments	$6,435.9	XXXXX	$6,721.3

(1)	For equity securities, represents original cost, and for fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums and accretion of discounts.
(2)	The cost of other long-term investments differs from the carrying value due to market value changes in the Company’s equity ownership of limited partnership investments.

SCHEDULE II

THE HANOVER INSURANCE GROUP, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY ONLY

STATEMENTS OF INCOME

For the Years Ended December 31	2011	2010	2009
(in millions)
Revenues
Net investment income	$10.5	$12.2	$16.5
Net realized investment gains (losses):
Net realized gains from sales and other	8.7	0.6	7.7
Net other-than-temporary impairment losses on investments recognized in earnings	—	(0.3)	—

Total net realized investment gains	8.7	0.3	7.7
Interest income from loan to subsidiary	10.5	—	—

Total revenues	29.7	12.5	24.2

Expenses
Interest expense	41.3	35.7	31.8
Employee benefit related expenses	6.9	6.9	16.4
Gain (loss) from retirement of debt	2.6	2.0	(34.5)
Loss on derivative instruments	11.3	—	—
Costs related to acquired businesses	16.4	—	—
Other operating expenses	5.5	3.9	6.9

Total expenses	84.0	48.5	20.6

Net income (loss) before income taxes and equity in income of unconsolidated subsidiaries	(54.3)	(36.0)	3.6
Federal income tax benefit	31.1	25.1	7.4
Equity in income of unconsolidated subsidiaries	55.1	163.8	176.5

Income from continuing operations	31.9	152.9	187.5
Income from discontinued operations (net of income tax benefit (expense) of $2.8, $0.2 and $(1.5) in 2011, 2010 and 2009)	5.2	1.9	9.7

Net income	$37.1	$154.8	$197.2

The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II (CONTINUED)

THE HANOVER INSURANCE GROUP, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY ONLY

BALANCE SHEETS

December 31	2011	2010
(in millions, except per share data)
Assets
Fixed maturities—at fair value (amortized cost of $189.3 and $372.7)	$196.9	$380.6
Equity securities—at fair value (cost of $1.0)	1.0	1.0
Cash and cash equivalents	8.9	66.6
Investment in unconsolidated subsidiaries	2,642.3	2,477.3
Net receivable from subsidiaries	15.8	12.6
Deferred federal income tax asset	19.2	—
Current federal income tax receivable	18.5	4.6
Loan receivable from subsidiary	310.5	—
Other assets	16.3	14.2

Total assets	$3,229.4	$2,956.9

Liabilities
Expenses and state taxes payable	$31.4	$28.8
Deferred federal income tax liability	—	6.8
Interest payable	9.6	10.9
Debt	678.6	449.9

Total liabilities	719.6	496.4

Shareholders’ Equity
Preferred stock, par value $0.01 per share, 20.0 million shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 300.0 million shares authorized, 60.5 million shares issued	0.6	0.6
Additional paid-in capital	1,784.8	1,796.5
Accumulated other comprehensive income	210.4	136.7
Retained earnings	1,237.1	1,246.8
Treasury stock at cost (15.9 million and 15.6 million shares)	(723.1)	(720.1)

Total shareholders’ equity	2,509.8	2,460.5

Total liabilities and shareholders’ equity	$3,229.4	$2,956.9

The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II (CONTINUED)

THE HANOVER INSURANCE GROUP, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY ONLY

STATEMENTS OF CASH FLOWS

For the Years Ended December 31	2011	2010	2009
(in millions)
Cash flows from operating activities
Net income	$37.1	$154.8	$197.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on disposal of discontinued operations	(5.2)	(1.8)	(9.7)
Loss (gain) from retirement of debt	2.6	2.0	(34.5)
Equity in net income of unconsolidated subsidiaries	(55.1)	(163.8)	(176.5)
Net realized investment gains	(8.7)	(0.3)	(7.7)
Loss on derivative instruments	11.3	—	—
Dividends received from (contributions paid to) unconsolidated subsidiaries	1.6	(0.6)	(83.7)
Deferred federal income tax (benefit) expense	(3.4)	104.3	5.6
Change in expenses and taxes payable	(11.7)	(8.2)	(41.4)
Change in net payable from subsidiaries	(0.5)	8.7	7.1
Other, net	2.3	(0.7)	2.7

Net cash (used in) provided by operating activities	(29.7)	94.4	(140.9)

Cash flows from investing activities
Proceeds from disposals and maturities of available-for-sale fixed maturities	436.3	177.3	469.3
Purchase of available-for-sale fixed maturities	(148.7)	(167.4)	(278.4)
Purchase of equity securities	—	(1.0)	—
Net cash (used for) provided by business acquisitions	(468.4)	(29.5)	1.5
Proceeds from sale of FAFLIC	—	—	105.8
Net cash provided by the sale of AIX Holdings, Inc. to Hanover Insurance	—	—	64.9
Net cash provided by the sale of assets to Hanover Insurance	—	—	38.9
Net payments related to swap agreements	(1.9)	—	—

Net cash (used in) provided by investing activities	(182.7)	(20.6)	402.0

Cash flow from financing activities
Proceeds from debt borrowings	296.0	198.0	—
Repurchases of debt	(72.1)	(38.5)	(125.9)
Dividends paid to shareholders	(50.9)	(47.2)	(37.5)
Treasury stock purchased at cost	(21.7)	(134.7)	(148.1)
Exercise of options	3.9	12.0	3.1
Other financing activities	(0.5)	—	0.1

Net cash provided by (used in) financing activities	154.7	(10.4)	(308.3)

Net change in cash and cash equivalents	(57.7)	63.4	(47.2)
Cash and cash equivalents, beginning of year	66.6	3.2	50.4

Cash and cash equivalents, end of year	$8.9	$66.6	$3.2

Dividends received from unconsolidated subsidiaries reflect cash payments made to the parent company for dividends. Investment assets of $97.8 million, $69.4 million and $136.1 million were also transferred to the parent company in 2011, 2010 and 2009, respectively, to settle dividend balances.

The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE III

THE HANOVER INSURANCE GROUP, INC.

SUPPLEMENTARY INSURANCE INFORMATION

DECEMBER 31, 2011
(in millions)
Segments	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization o f deferred policy acquisition costs	Other operating expenses	Premiums written
Commercial, Personal and Other Property and Casualty	$362.2	$3,424.5	$1,588.9	$3.0	$3,092.3	$241.3	$2,237.6	$733.3	$358.7	$3,164.6
Chaucer	136.2	2,332.8	703.2	—	506.3	16.9	313.2	120.7	72.7	428.8
Interest on Debt	—	— —	—	—	—	—	—	—	55.0	—
Eliminations	—	—	—	—	—	—	—	—	(5.2)	—

Total	$498.4	$5,757.3	$2,292.1	$3.0	$3,598.6	$258.2	$2,550.8	$854.0	$481.2	$3,593.4

DECEMBER 31, 2010
(in millions)
Segments	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Premiums written
Commercial, Personal and Other Property and Casualty	$345.3	$3,275.8	$1,520.3	$1.9	$2,841.0	$247.2	$1,856.3	$669.0	$374.1	$3,048.0
Interest on Debt	—	—	—	—	—	—	—	—	44.3	—
Eliminations	—	—	—	—	—	—	—	—	(4.6)	—

Total	$345.3	$3,275.8	$1,520.3	$1.9	$2,841.0	$247.2	$1,856.3	$669.0	$413.8	$3,048.0

DECEMBER 31, 2009
(in millions)
Segments	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Premiums written
Commercial, Personal and Other Property and Casualty	$286.3	$3,152.1	$1,300.5	$1.8	$2,546.4	$251.7	$1,639.2	$581.3	$346.1	$2,608.7
Interest on Debt	—	—	—	—	—	0.4	—	—	35.5	—
Eliminations	—	—	—	—	—	—	—	—	(4.4)	—

Total	$286.3	$3,152.1	$1,300.5	$1.8	$2,546.4	$252.1	$1,639.2	$581.3	$377.2	$2,608.7

SCHEDULE IV

THE HANOVER INSURANCE GROUP, INC.

REINSURANCE

DECEMBER 31
(in millions)
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
2011 (1)
Premiums:
Property and casualty insurance	$3,695.2	$539.2	$442.6	$3,598.6	12.30%

2010 (2)
Premiums:
Property and casualty insurance	$2,970.6	$304.4	$174.8	$2,841.0	6.15%

2009
Premiums:
Property and casualty insurance	$2,824.3	$291.7	$13.8	$2,546.4	0.54%

(1)	Activity for 2011 includes results of Chaucer Holdings plc from July 1, 2011 to December 31, 2011.
(2)	The increase in assumed reinsurance activity in 2010 primarily related to the OneBeacon renewal rights transaction.

SCHEDULE V

THE HANOVER INSURANCE GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

DECEMBER 31
(in millions)
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts(1)	Deductions	Balance at end of period
2011
Allowance for doubtful accounts	$3.6	$10.1	$—	$11.4	$2.3
Allowance for uncollectible reinsurance recoverables	2.3	2.2	11.9	—	16.4

	$5.9	$12.3	$11.9	$11.4	$18.7

2010
Allowance for doubtful accounts	$3.9	$7.8	$—	$8.1	$3.6
Allowance for uncollectible reinsurance recoverables	2.5	—	—	0.2	2.3

	$6.4	$7.8	$—	$8.3	$5.9

2009
Allowance for doubtful accounts	$5.0	$7.4	$—	$8.5	$3.9
Allowance for uncollectible reinsurance recoverables	2.5	—	—	—	2.5

	$7.5	$7.4	$—	$8.5	$6.4

(1)	Amount charged to other accounts represents the allowance for uncollectible reinsurance recoverables acquired from Chaucer Holdings plc on July 1, 2011.

SCHEDULE VI

THE HANOVER INSURANCE GROUP, INC.

SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS

FOR THE YEARS ENDED DECEMBER 31
(in millions)
Affiliation with Registrant	Deferred policy acquisition costs	Reserves for unpaid claims and claim adjustment expenses (1)	Discount, if any, deducted from previous column (2)	Unearned premiums (1)	Earned premiums	Net investment income
Consolidated Property and Casualty Subsidiaries
2011	$498.4	$5,760.3	$—	$2,292.1	$3,598.6	$258.2

2010	$345.3	$3,277.7	$—	$1,520.3	$2,841.0	$247.2

2009	$286.3	$3,153.9	$—	$1,300.5	$2,546.4	$251.7

	Claims and claim adjustment expenses incurred related to		Amortization of deferred policy acquisition costs	Paid claims and claim adjustment expenses	Premiums written
	Current year	Prior years
2011	$2,654.1	$(103.3)	$854.0	$2,492.7	$3,593.4

2010	$1,967.4	$(111.1)	$669.0	$1,818.0	$3,048.0

2009	$1,794.5	$(155.3)	$581.3	$1,760.4	$2,608.7

(1)	Reserves for unpaid claims and claim adjustment expenses are shown gross of $1,931.8 million, $1,115.5 million and $1,060.2 million of reinsurance recoverable on unpaid losses in 2011, 2010 and 2009, respectively. Unearned premiums are shown gross of prepaid premiums of $234.9 million, $77.0 million and $70.4 million in 2011, 2010 and 2009, respectively. Reserves for unpaid claims and claims adjustment expense also include policyholder dividends.
(2)	The Company does not use discounting techniques.