Form 10-Q
period 2012-03-31
HANOVER INSURANCE GROUP, INC.
filed 2012-05-04
CIK 944695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of the registrant’s common stock was 45,038,404 as of May 1, 2012.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
(in millions, except per share data)	2012	2011

REVENUES
Premiums	$1,035.6	$761.7
Net investment income	68.8	60.4
Net realized investment gains (losses):
Net realized gains from sales and other	5.0	4.7
Net other–than–temporary impairment losses on investments recognized in earnings	(1.9)	(1.4)

Total net realized investment gains	3.1	3.3

Fees and other income	14.3	8.4

Total revenues	1,121.8	833.8

LOSSES AND EXPENSES
Losses and loss adjustment expenses	661.4	511.0
Policy acquisition expenses	228.1	162.5
Interest expense	16.2	10.4
Other operating expenses	145.3	112.4

Total losses and expenses	1,051.0	796.3

Income before income taxes	70.8	37.5

Income tax expense (benefit):
Current	39.0	4.1
Deferred	(18.9)	5.5

Total income tax expense	20.1	9.6

Income from continuing operations	50.7	27.9
Net gain (loss) from discontinued operations (net of income tax benefit of $0.1 and $0.3)	(1.0)	1.4

Net income	$49.7	$29.3

PER SHARE DATA
Basic
Income from continuing operations	$1.13	$0.62
Net gain (loss) from discontinued operations	(0.02)	0.03

Net income per share	$1.11	$0.65

Weighted average shares outstanding	44.9	45.3

Diluted
Income from continuing operations	$1.11	$0.61
Net gain (loss) from discontinued operations	(0.02)	0.03

Net income per share	$1.09	$0.64

Weighted average shares outstanding	45.5	46.0

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2012	2011

Net income	$49.7	$29.3

Other comprehensive income:
Available-for-sale securities:
Net appreciation during the period	63.6	0.2
Portion of other-than-temporary impairment losses transferred from other comprehensive income	4.6	3.3
(Provision) benefit for deferred income taxes	(24.3)	3.1

Total available-for-sale securities	43.9	6.6

Pension and postretirement benefits:
Amortization recognized as net periodic benefit costs:
Net actuarial loss	3.2	3.9
Prior service cost	(0.9)	(1.3)

Total amortization recognized as net periodic benefit costs	2.3	2.6
Provision for deferred income taxes	(0.8)	(0.9)

Total pension and postretirement benefits	1.5	1.7

Cumulative foreign currency translation adjustment:
Amount recognized as cumulative foreign currency translation during the period	14.3	-
Provision for deferred income taxes	(5.0)	-

Total cumulative foreign currency translation adjustment	9.3	-

Other comprehensive income	54.7	8.3

Comprehensive income	$104.4	$37.6

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except per share data)	March 31, 2012	December 31, 2011

ASSETS
Investments:
Fixed maturities, at fair value (amortized cost of $6,141.2 and $6,008.7)	$6,470.6	$6,284.7
Equity securities, at fair value (cost of $315.5 and $239.9)	334.1	246.4
Other investments	212.8	190.2

Total investments	7,017.5	6,721.3

Cash and cash equivalents	628.3	820.4
Accrued investment income	71.2	71.8
Premiums and accounts receivable, net	1,223.9	1,168.1
Reinsurance recoverable on paid and unpaid losses and unearned premiums	2,431.8	2,262.2
Deferred policy acquisition costs	468.0	458.6
Deferred income taxes	265.8	274.0
Goodwill	184.4	185.5
Other assets	496.0	515.5
Assets of discontinued operations	126.5	121.2

Total assets	$12,913.4	$12,598.6

LIABILITIES
Loss and loss adjustment expense reserves	$5,827.3	$5,760.3
Unearned premiums	2,363.4	2,292.1
Expenses and taxes payable	613.8	642.9
Reinsurance premiums payable	484.1	378.9
Debt	918.1	911.1
Liabilities of discontinued operations	127.7	129.3

Total liabilities	10,334.4	10,114.6

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 20.0 million shares authorized, none issued	-	-
Common stock, $0.01 par value, 300.0 million shares authorized, $60.5 million shares issued	0.6	0.6
Additional paid-in capital	1,780.1	1,784.8
Accumulated other comprehensive income	265.1	210.4
Retained earnings	1,248.8	1,211.3
Treasury stock, at cost (15.8 and 15.9 million shares)	(715.6)	(723.1)

Total shareholders’ equity	2,579.0	2,484.0

Total liabilities and shareholders’ equity	$12,913.4	$12,598.6

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2012	2011

PREFERRED STOCK
Balance at beginning and end of period	$-	$-

COMMON STOCK
Balance at beginning and end of period	0.6	0.6

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	1,784.8	1,796.5
Employee and director stock-based awards and other	(4.7)	(16.5)

Balance at end of period	1,780.1	1,780.0

ACCUMULATED OTHER COMPREHENSIVE INCOME
NET UNREALIZED APPRECIATION ON INVESTMENTS AND DERIVATIVE INSTRUMENTS:

Balance at beginning of period	308.7	218.3
Net appreciation during the period:
Net appreciation on available-for-sale securities and derivative instruments	68.2	3.5
Benefit (provision) for deferred income taxes	(24.3)	3.1

	43.9	6.6

Balance at end of period	352.6	224.9

DEFINED BENEFIT PENSION AND POSTRETIREMENT PLANS:
Balance at beginning of period	(86.8)	(81.6)
Amount recognized as net periodic benefit cost during the period	2.3	2.6
Provision for deferred income taxes	(0.8)	(0.9)

	1.5	1.7

Balance at end of period	(85.3)	(79.9)

CUMULATIVE FOREIGN CURRENCY TRANSLATION ADJUSTMENT:
Balance at beginning of period	(11.5)	-
Amount recognized as cumulative foreign currency translation during the period	14.3	-
Provision for deferred income taxes	(5.0)	-

	9.3	-

Balance at end of period	(2.2)	-

Total accumulated other comprehensive income	265.1	145.0

RETAINED EARNINGS
Balance at beginning of period	1,211.3	1,246.8
Cumulative effect of accounting change, net of taxes	-	(23.1)

Balance at beginning of period, as adjusted	1,211.3	1,223.7
Net income	49.7	29.3
Dividends to shareholders	(13.5)	(12.5)
Treasury stock issued for less than cost	(3.0)	(5.6)
Recognition of employee stock-based compensation	4.3	9.4

Balance at end of period	1,248.8	1,244.3

TREASURY STOCK
Balance at beginning of period	(723.1)	(720.1)
Net shares reissued at cost under employee stock-based compensation plans	7.5	15.8

Balance at end of period	(715.6)	(704.3)

Total shareholders’ equity	$2,579.0	$2,465.6

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$49.7	$29.3
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from retirement of debt	-	2.5
Net realized investment gains	(2.3)	(2.9)
Net amortization and depreciation	9.1	4.2
Stock-based compensation expense	4.1	3.6
Amortization of deferred benefit plan costs	2.3	2.6
Deferred income taxes	(18.9)	5.6
Change in deferred acquisition costs	(9.4)	5.4
Change in premiums receivable, net of reinsurance premiums payable	49.3	15.5
Change in loss, loss adjustment expense and unearned premium reserves	138.8	25.8
Change in reinsurance recoverable	(167.9)	(14.4)
Change in expenses and taxes payable	(28.2)	(64.5)
Other, net	(13.9)	11.5

Net cash provided by operating activities	12.7	24.2

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposals and maturities of fixed maturities	550.9	283.1
Proceeds from disposals of equity securities and other investments	2.6	0.7
Purchases of fixed maturities	(663.0)	(304.5)
Purchases of equity securities and other investments	(98.4)	(14.7)
Capital expenditures	(3.2)	(2.1)

Net cash used in investing activities	(211.1)	(37.5)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of employee stock options	1.1	3.9
Proceeds from debt borrowings	7.4	3.0
Change in collateral related to securities lending program	(7.8)	(3.8)
Dividends paid to shareholders	(13.5)	(12.5)
Repurchases of debt	(0.8)	(50.5)
Other financing activities	(0.2)	(0.6)

Net cash used in financing activities	(13.8)	(60.5)

Effect of exchange rate changes on cash	20.1	-

Net change in cash and cash equivalents	(192.1)	(73.8)
Net change in cash related to discontinued operations	-	2.2
Cash and cash equivalents, beginning of period	820.4	290.4

Cash and cash equivalents, end of period	$628.3	$218.8

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements of The Hanover Insurance Group, Inc. and subsidiaries (“THG” or the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the requirements of Form 10-Q. Certain financial information that is provided in annual financial statements, but is not required in interim reports, has been omitted.

The interim consolidated financial statements of THG include the accounts of The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America, THG’s principal U.S. domiciled property and casualty companies; Chaucer Holdings plc (“Chaucer”), a specialist underwriting group which operates through the Society and Corporation of Lloyd’s (“Lloyd’s”) and certain other insurance and non-insurance subsidiaries. These legal entities conduct their operations through several business segments discussed in Note 9 – “Segment Information”. The acquisition of Chaucer on July 1, 2011, which has added meaningful business volumes to THG results, has affected the comparability of the interim consolidated financial statements and related footnotes. Results of operations for the three months ended March 31, 2012 include results from all of the Company’s business segments. Results of operations for the comparable period in 2011 do not include any results of Chaucer. Additionally, the interim consolidated financial statements include the Company’s discontinued operations, consisting of the Company’s former life insurance businesses and its accident and health business. All intercompany accounts and transactions have been eliminated.

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In the opinion of the Company’s management, the accompanying interim consolidated financial statements reflect all adjustments, consisting of normal recurring items, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 29, 2012.

2. New Accounting Pronouncements

Recently Implemented Standards

In September 2011, the FASB issued ASC Update No. 2011-08 (Topic 350) Testing Goodwill for Impairment. This ASC update allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The update provides that an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on its qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The update further improves previous guidance by expanding upon the examples of events and circumstances that an entity should consider in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the update improves the examples of events and circumstances that should be considered by an entity that has a reporting unit with a zero or negative carrying amount in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. This ASC update is effective for annual and interim periods beginning after December 15, 2011, with early adoption permitted. The Company implemented this guidance effective January 1, 2012. The effect of implementing this guidance was not material to the Company’s financial position or results of operations.

In June 2011, the FASB issued ASC Update No. 2011-05 (Topic 220) Presentation of Comprehensive Income (“ASC Update No. 2011-05”). This ASC update requires companies to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of income and other comprehensive income. The option to present items of other comprehensive income in the statement of changes in equity is eliminated. In addition, an entity is required to present on the face of the financial statements reclassification adjustments from other comprehensive income to net income. This ASC update should be applied retrospectively and except for the provisions related to reclassification adjustment, is effective for interim and annual periods beginning after December 15, 2011. In December 2011, the FASB issued ASC Update 2011-12 (Topic 220) Comprehensive Income which deferred the implementation date of the reclassification adjustment guidance in ASC Update No. 2011-05. The Company implemented the guidance related to financial statements presentation effective January 1, 2012. The effect of implementing the guidance related to financial statements presentation did not have a significant impact to the Company’s financial statement presentation.

In May 2011, the FASB issued ASC Update No. 2011-04 (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASC update results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value for both U.S. GAAP and International Financial Reporting Standards (“IFRS”). The new guidance includes changes to how and when the valuation premise of highest and best use applies, clarification on the application of blockage factors and other premiums and discounts, as well as new and revised disclosure requirements. This ASC update is effective for interim and annual periods beginning after December 15, 2011. The Company implemented this guidance as of January 1, 2012. The effect of implementing this guidance was not material to the Company’s financial position or results of operations.

In October 2010, the FASB issued ASC Update No. 2010-26 (Topic 944), Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (a consensus of the FASB Emerging Issues Task Force). This ASC update provides clarity in defining which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral, commonly known as deferred acquisition costs. Additionally, this update specifies that only costs associated with the successful acquisition of a policy or contract may be deferred, whereas industry practice historically included costs relating to unsuccessful contract acquisition. This ASC is effective for fiscal years beginning after December 15, 2011. Retrospective application to all prior periods upon the date of adoption is permitted. The Company implemented this guidance effective January 1, 2012 and has elected to apply this guidance retrospectively. Retrospective application requires the new accounting principle to be reflected in the earliest period presented as if the accounting principle had always been used. The Company has reflected the impact of the retrospective application as a cumulative effect of a change in accounting principle through equity at the beginning of the earliest reporting period presented within this Form 10 – Q and will reflect this application in all future filings with the SEC. The implementation of this ASC resulted in an after-tax reduction to our stockholders’ equity as of January 1, 2012 of $25.8 million, or 1%. The effect of implementing this guidance was not material to our results of operations on either a historical or prospective basis.

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

Pro Forma Results

The following unaudited pro forma information presents the combined revenues, net income and net income per share of THG and Chaucer for the three months ended March 31, 2011, with pro forma purchase accounting adjustments as if the acquisition had been consummated as of January 1, 2011. This pro forma information is not necessarily indicative of what would have occurred had the acquisition and related transactions been made on January 1, 2011, or of future results of the Company. The Company’s income statement accounts denominated in foreign currencies are translated to U.S. dollars at the average rates of exchange for the period indicated.

Three Months Ended March 31,
(in millions, except per share data)	2011

Revenue	$1,067.5
Net income (loss)	$(25.5)
Net income (loss) per share - basic	$(0.56)
Net income (loss) per share - diluted	$(0.56)
Weighted average shares outstanding - basic	45.3
Weighted average shares outstanding - diluted	45.3

Other

The Company recognized approximately $2.0 million in net foreign currency transaction gains in the Statement of Income during the three months ended March 31, 2012.

4. Income Taxes

Income tax expense for the three months ended March 31, 2012 and 2011 has been computed using estimated effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect current estimates of the annual effective tax rates.

For the three months ended March 31, 2012, the tax provision is comprised of a $12.1 million U.S. federal income tax expense and $8.0 million foreign income tax expense. For the three months ended March 31, 2011, the tax provision was comprised of a $9.6 million U.S. federal income tax expense.

Certain of the Company’s non-U.S. income is not subject to U.S. tax until repatriated. Foreign taxes on this non – U.S. income are accrued at the local foreign tax rate, as opposed to the higher U.S. statutory tax rate, since these earnings currently are expected to be permanently reinvested overseas. This assumption could change, as a result of a sale of the subsidiaries, the receipt of dividends from the subsidiaries, a change in management’s intentions, or as a result of various other events. For the three months ended March 31, 2012, all of the Company’s non – US income is subject to U.S. tax.

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

5. Pension and Other Postretirement Benefit Plans

The components of net periodic pension cost for defined benefit pension and other postretirement benefit plans included in the Company’s results of operations are as follows:

	Three Months Ended March 31,
(in millions)	2012	2011	2012	2011

	Pension Benefits		Postretirement Benefits
Service cost – benefits earned during the period	$0.4	$-	$-	$-
Interest cost	8.8	7.9	0.5	0.6
Expected return on plan assets	(9.7)	(8.5)	-	-
Recognized net actuarial loss	3.2	3.8	-	0.1
Amortization of prior service cost	-	-	(0.9)	(1.3)

Net periodic cost (benefit)	$2.7	$3.2	$(0.4)	$(0.6)

6. Investments

A. Fixed maturities and equity securities

The amortized cost and fair value of available-for-sale fixed maturities and the cost and fair value of equity securities were as follows:

	March 31, 2012
(in millions)	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI Unrealized Losses

Fixed maturities:
U.S. Treasury and government agencies	$224.4	$6.9	$0.3	$231.0	$-
Foreign government	273.3	0.6	0.1	273.8	-
Municipal	933.3	74.6	2.9	1,005.0	-
Corporate	3,345.9	218.4	18.7	3,545.6	10.6
Residential mortgage-backed	778.1	40.7	7.4	811.4	5.7
Commercial mortgage-backed	373.1	14.6	0.3	387.4	-
Asset-backed	213.1	4.3	1.0	216.4	-

Total fixed maturities	$6,141.2	$360.1	$30.7	$6,470.6	$16.3

Equity securities	$315.5	$25.5	$6.9	$334.1	$-

	December 31, 2011
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI Unrealized Losses

Fixed maturities:
U.S. Treasury and government agencies	$261.7	$7.8	$0.2	$269.3	$-
Foreign government	239.1	0.4	0.5	239.0	-
Municipal	964.5	67.4	3.9	1,028.0	-
Corporate	3,218.2	197.7	40.3	3,375.6	13.8
Residential mortgage-backed	816.1	40.9	8.4	848.6	6.1
Commercial mortgage-backed	367.6	12.5	1.0	379.1	-
Asset-backed	141.5	4.3	0.7	145.1	-

Total fixed maturities	$6,008.7	$331.0	$55.0	$6,284.7	$19.9

Equity securities	$239.9	$15.3	$8.8	$246.4	$-

Other-than-temporary impairments (“OTTI”) unrealized losses in the tables above represent OTTI recognized in accumulated other comprehensive income. This amount excludes net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date of $25.6 million and $25.1 million as of March 31, 2012 and December 31, 2011, respectively.

The amortized cost and fair value by maturity periods for fixed maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or the Company may have the right to put or sell the obligations back to the issuers.

(in millions)	March 31, 2012

	Amortized Cost	Fair Value

Due in one year or less	$441.4	$446.2
Due after one year through five years	2,092.0	2,188.4
Due after five years through ten years	1,592.2	1,720.2
Due after ten years	651.3	700.6

	4,776.9	5,055.4
Mortgage-backed and asset-backed securities	1,364.3	1,415.2

Total fixed maturities	$6,141.2	$6,470.6

B. Securities in an unrealized loss position

The following tables provide information about the Company’s fixed maturities and equity securities that were in an unrealized loss position at March 31, 2012 and December 31, 2011.

	March 31, 2012

	12 months or less		Greater than 12 months		Total

(in millions)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

Fixed maturities:
Investment grade:
U.S. Treasury and government agencies	$0.3	$42.2	$-	$-	$0.3	$42.2
Foreign governments	0.1	74.2	-	-	0.1	74.2
Municipal	0.5	21.9	2.4	42.2	2.9	64.1
Corporate	4.6	364.8	4.7	32.6	9.3	397.4
Residential mortgage-backed	4.6	52.4	2.0	13.9	6.6	66.3
Commercial mortgage-backed	0.1	24.3	0.2	4.8	0.3	29.1
Asset-backed	0.4	56.3	-	-	0.4	56.3

Total investment grade	10.6	636.1	9.3	93.5	19.9	729.6
Below investment grade:
Corporate	7.4	93.3	2.0	12.4	9.4	105.7
Residential mortgage-backed	0.8	16.4	-	-	0.8	16.4
Asset-backed	0.6	1.0	-	-	0.6	1.0

Total below investment grade	8.8	110.7	2.0	12.4	10.8	123.1

Total fixed maturities	19.4	746.8	11.3	105.9	30.7	852.7

Equity securities	6.5	88.6	0.4	10.6	6.9	99.2

Total	$25.9	$835.4	$11.7	$116.5	$37.6	$951.9

	December 31, 2011

	12 months or less		Greater than 12 months		Total

(in millions)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

Fixed maturities:
Investment grade:
U.S. Treasury and government agencies	$0.2	$57.7	$-	$-	$0.2	$57.7
Foreign governments	0.5	148.8	-	-	0.5	148.8
Municipal	0.5	28.0	3.4	58.8	3.9	86.8
Corporate	19.9	699.6	8.2	35.6	28.1	735.2
Residential mortgage-backed	5.1	115.8	2.4	9.9	7.5	125.7
Commercial mortgage-backed	0.7	58.0	0.3	4.6	1.0	62.6
Asset-backed	0.2	67.6	-	-	0.2	67.6

Total investment grade	27.1	1,175.5	14.3	108.9	41.4	1,284.4

Below investment grade:
Corporate	8.5	118.0	3.7	14.7	12.2	132.7
Residential mortgage-backed	0.9	8.0	-	-	0.9	8.0
Asset-backed	0.5	0.9	-	-	0.5	0.9

Total below investment grade	9.9	126.9	3.7	14.7	13.6	141.6

Total fixed maturities	37.0	1,302.4	18.0	123.6	55.0	1,426.0

Equity securities	8.8	87.2	-	-	8.8	87.2

Total	$45.8	$1,389.6	$18.0	$123.6	$63.8	$1,513.2

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

C. Proceeds from sales

Proceeds from sales of available-for-sale securities and the gross realized gains and losses on those sales were as follows:

	Three Months Ended March 31,

	2012			2011

(in millions)	Proceeds from Sales	Gross Gains	Gross Losses	Proceeds from Sales	Gross Gains	Gross Losses

Fixed maturities	$279.2	$4.7	$1.1	$106.5	$4.2	$0.8
Equity securities	0.7	-	0.2	-	-	-

D. Other Investments

The Company held overseas deposits of $148.1 million and $135.1 million at March 31, 2012 and December 31, 2011, respectively, which are investments held in overseas funds and managed exclusively by Lloyd’s. These investments are reflected in other investments in the Consolidated Balance Sheet.

E. Other-than-temporary impairments

For the three months ended March 31, 2012, total OTTI of fixed maturities were $1.6 million. Of this amount, $1.9 million was recognized in earnings, including $0.3 million that was transferred from unrealized losses in accumulated other comprehensive income.

For the three months ended March 31, 2011, total OTTI of fixed maturities and equity securities were $1.2 million. Of this amount, $1.4 million was recognized in earnings, including $0.2 million that was transferred from unrealized losses in accumulated other comprehensive income.

The methodology and significant inputs used to measure the amount of credit losses on fixed maturities in 2012 and 2011 were as follows:

Asset-backed securities, including commercial and residential mortgage-backed securities – the Company utilized cash flow estimates based on bond specific facts and circumstances that include collateral characteristics, expectations of delinquency and default rates, loss severity, prepayment speeds and structural support, including subordination and guarantees.

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

	Three Months Ended March 31,

(in millions)	2012	2011

Credit losses as of the beginning of the period	$14.5	$16.7
Credit losses for which an OTTI was not previously recognized	0.1	-
Additional credit losses on securities for which an OTTI was previously recognized	0.3	0.2
Reductions for securities sold, matured or called during the period	(1.4)	(0.6)

Credit losses as of the end of the period	$13.5	$16.3

F. Restricted assets

In accordance with Lloyd’s operating guidelines, the Company deposits funds at Lloyd’s to support underwriting operations. These funds are available only to fund claim obligations. These restricted assets consisted of approximately $410 million of fixed maturities and $69 million of cash and cash equivalents as of March 31, 2012. The Company also deposits funds with various state and governmental authorities in the U.S. For a discussion of the Company’s deposits with state and governmental authorities, see also Note 3 – “Investments” of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011.

7. Fair Value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability, i.e., exit price, in an orderly transaction between market participants. The Company emphasizes the use of observable market data whenever available in determining fair value. Fair values presented for certain financial instruments are estimates which, in many cases, may differ significantly from the amounts that could be realized upon immediate liquidation. A hierarchy of the three broad levels of fair value are as follows, with the highest priority given to Level 1 as these are the most reliable, and the lowest priority given to Level 3:

Level 1 – Unadjusted quoted prices in active markets for identical assets.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments and have not changed since last year.

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

The Company utilizes a third party pricing service for the valuation of the majority of its equity securities and receives one quote for each equity security. When quoted market prices in an active market are available, they are provided by the pricing service as the fair value and such values are classified as Level 1. Generally, all prices provided by the pricing service, except quoted market prices, are reported as Level 2. The company holds certain equity securities that have been issued by privately-held entities that do not have an active market and for which the pricing service cannot provide fair values. Generally, the Company estimates fair value for these securities based on the issuer’s book value and market multiples. These securities are reported as Level 3 as market multiples represent significant unobservable inputs.

Mortgage Loans

Fair values are estimated by discounting the future contractual cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and are reported as Level 2.

Other Investments

Fair values of overseas trust funds are provided by the investment manager based on quoted prices for similar instruments in active markets and are reported as Level 2.

Debt

The fair value of debt was estimated based on quoted market prices. If a quoted market price is not available, fair values are estimated using discounted cash flows that are based on current interest rates and yield curves for debt issuances with maturities and credit risks consistent with the debt being valued. Debt is reported as Level 2.

The estimated fair values of the financial instruments were as follows:

(in millions)	March 31, 2012		December 31, 2011

	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and cash equivalents	$628.3	$628.3	$820.4	$820.4
Fixed maturities	6,470.6	6,470.6	6,284.7	6,284.7
Equity securities	334.1	334.1	246.4	246.4
Mortgage loans	4.5	4.8	4.7	5.0
Other investments	149.6	149.4	135.1	135.1

Total financial assets	$7,587.1	$7,587.2	$7,491.3	$7,491.6

Financial Liabilities
Debt	$918.1	$997.6	$911.1	$1,014.9

The Company has processes designed to ensure that the values received from its third party pricing service are accurately recorded, that the data inputs and valuation techniques utilized are appropriate and consistently applied and that the assumptions are reasonable and consistent with the objective of determining fair value. The Company performs a review of the fair value hierarchy classifications and of prices received from its pricing service on a quarterly basis. The Company reviews the pricing services’ policies describing its methodology, processes, practices and inputs, including various financial models used to value securities. Also, the Company reviews the portfolio pricing. Securities with changes in prices that exceed a defined threshold are verified to independent sources if available. If upon review, the Company is not satisfied with the validity of a given price, a pricing challenge would be submitted to the pricing service along with supporting documentation for its review. The Company does not adjust quotes or prices obtained from the pricing service unless the pricing service agrees with the Company’s challenge. During 2012 and 2011, the Company did not adjust any prices received from brokers or its pricing service.

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

The following tables provide, for each hierarchy level, the Company’s assets and liabilities at March 31, 2012 and December 31, 2011 that are measured at fair value on a recurring basis. Financial instruments not carried at fair value on the consolidated balance sheets include cash and cash equivalents, Federal Home Loan Bank common stock of $9.7 million, mortgage loans and debt at March 31, 2012 and Federal Home Loan Bank common stock of $9.4 million at December 31, 2011.

	March 31, 2012
(in millions)	Total	Level 1	Level 2	Level 3

Fixed maturities:
U.S. Treasury and government agencies	$231.0	$89.2	$141.8	$-
Foreign governments	273.8	55.0	218.8	-
Municipal	1,005.0	-	988.0	17.0
Corporate	3,545.6	-	3,516.9	28.7
Residential mortgage-backed, U.S. agency backed	653.0	-	653.0	-
Residential mortgage-backed, non-agency	158.4	-	157.7	0.7
Commercial mortgage-backed	387.4	-	382.9	4.5
Asset-backed	216.4	-	192.1	24.3

Total fixed maturities	6,470.6	144.2	6,251.2	75.2
Cash and cash equivalents	628.3	628.3	-	-
Equity securities	334.1	255.3	57.4	21.4
Mortgage loans	4.8	-	4.8	-
Other investments	149.4	-	149.4	-

Total investment assets at fair value	$7,587.2	$1,027.8	$6,462.8	$96.6

Debt	997.6	-	997.6	-

Total liabilities at fair value	$997.6	$-	$997.6	$-

	December 31, 2011
	Total	Level 1	Level 2	Level 3

Fixed maturities:
U.S. Treasury and government agencies	$269.3	$147.3	$122.0	$-
Foreign governments	239.0	-	239.0	-
Municipal	1,028.0	-	1,014.4	13.6
Corporate	3,375.6	-	3,351.8	23.8
Residential mortgage-backed, U.S. agency backed	663.3	-	663.3	-
Residential mortgage-backed, non-agency	185.3	-	180.1	5.2
Commercial mortgage-backed	379.1	-	374.4	4.7
Asset-backed	145.1	-	116.9	28.2

Total fixed maturities	6,284.7	147.3	6,061.9	75.5
Equity securities	237.0	177.4	36.2	23.4
Other investments	135.1	-	135.1	-

Total investment assets at fair value	$6,656.8	$324.7	$6,233.2	$98.9

The table below provides a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fixed Maturities

(in millions)	Municipal	Corporate	Residential mortgage- backed, non- agency	Commercial mortgage- backed	Asset- backed	Total	Equity Securities	Total Assets

Three Months Ended March 31, 2012
Balance January 1, 2012	$13.6	$23.8	$5.2	$4.7	$28.2	$75.5	$23.4	$98.9
Transfers into Level 3	-	4.3	-	-	-	4.3	0.1	4.4
Transfers out of Level 3	-	-	-	-	(7.7)	(7.7)	-	(7.7)
Total gains (losses):
Included in earnings	-	0.1	-	-	(0.1)	-	(0.2)	(0.2)
Included in other comprehensive income - net appreciation on available for sale securities	0.6	0.8	0.1	-	(1.0)	0.5	(1.2)	(0.7)
Purchases and sales:
Purchases	3.0	-	-	-	5.2	8.2	-	8.2
Sales	(0.2)	(0.3)	(4.6)	(0.2)	(0.3)	(5.6)	(0.7)	(6.3)

Balance March 31, 2012	$17.0	$28.7	$0.7	$4.5	$24.3	$75.2	$21.4	$96.6

Three Months Ended March 31, 2011
Balance January 1, 2011	$16.6	$28.2	$0.8	$5.5	$13.5	$64.6	$2.9	$67.5
Transfers into Level 3	-	3.7	-	-	-	3.7	-	3.7
Total (losses) gains:
Included in earnings	-	-	-	-	-	-	(0.5)	(0.5)
Included in other comprehensive income	(0.4)	0.1	-	-	-	(0.3)	0.5	0.2
Purchases and sales:
Purchases	-	2.9	-	-	-	2.9	-	2.9
Sales	(0.3)	(0.6)	(0.2)	(0.2)	(0.1)	(1.4)	-	(1.4)

Balance March 31, 2011	$15.9	$34.3	$0.6	$5.3	$13.4	$69.5	$2.9	$72.4

During the three months ended March 31, 2012 and 2011, the Company transferred fixed maturities between Level 2 and Level 3 primarily as a result of assessing the significance of unobservable inputs on the fair value measurement. There were no transfers out of Level 3 during the three months ended March 31, 2011. There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2012 or 2011.

The following table summarizes gains and losses due to changes in fair value that are recorded in net income for Level 3 assets.

	Three Months Ended March 31,

		2012		2011

(in millions)	Other-than- temporary impairments	Net realized investment gains (losses)	Total	Other-than- temporary impairments	Net realized investment gains	Total

Level 3 Assets:
Fixed maturities:
Corporate	$-	$0.1	$0.1	$-	$-	$-
Asset-backed	(0.1)	-	(0.1)	-	-	-

Total fixed maturities	(0.1)	0.1	-	-	-	-
Equities	-	(0.2)	(0.2)	(0.5)	-	(0.5)

Total assets	$(0.1)	$(0.1)	$(0.2)	$(0.5)	$-	$(0.5)

The following table provides additional information about significant unobservable inputs used in the fair valuations of Level 3 assets as of March 31, 2012:

	Fair Value (in millions)	Valuation Technique	Significant Unobservable Inputs	Range (Wtd Average)

Fixed maturities:
Municipal	$17.0	Discounted cash flow	Discount for: Small issue size Long maturity Above-market coupon	1.0-4.0% (3.1%) 0.5% (0.5%) 0.3-1.0% (0.5%)

Corporate	28.7	Discounted cash flow	Discount for: Credit stress Above-market coupon Small issue size Long maturity	2.0-3.0% (2.0%) 0.3-2.0% (0.8%) 0.3-3.0% (0.5%) 0.5% (0.5%)

Commercial mortgage-backed	4.5	Discounted cash flow	Discount for: Credit stress Small issue size Above-market coupon	1.0% (1.0%) 0.5% (0.5%) 0.5% (0.5%)

Asset-backed	24.3	Discounted cash flow	Discount for: Long maturity Small issue size Above-market coupon Lease structure	0.5-0.8% (0.7%) 0.3-0.5% (0.5%) 0.3-1.0% (0.4%) 0.3% (0.3%)

Equities	21.4	Market comparables	Net tangible asset market multiples	0.87% (0.87%)

Significant increases (decreases) in any of the above inputs in isolation would result in a significantly lower (higher) fair value measurement. There are no interrelationships between these inputs which might magnify or mitigate the effect of changes in unobservable inputs on the fair value measurement.

8. Other Comprehensive Income

The following table provides a reconciliation of gross unrealized investment gains (losses) to the net balance shown in the Consolidated Statements of Comprehensive Income:

	Three Months Ended March 31,

		2012			2011

(in millions)	Pre-Tax	Tax Benefit (Expense)	Net of Tax	Pre-Tax	Tax Benefit (Expense)	Net of Tax

Unrealized gains on available-for- sale securities:

Unrealized gains arising during period	$70.5	$(21.0)	$49.5	$6.4	$5.2	$11.6

Less: reclassification adjustments for gains realized in net income	2.3	3.3	5.6	2.9	2.1	5.0

Other comprehensive income	$68.2	$(24.3)	$43.9	$3.5	$3.1	$6.6

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

The Company reports interest expense related to its debt separately from the earnings of its operating segments. This consists of interest expense on the Company’s senior debentures, junior debentures, subordinated notes, advances under the Company’s collateralized borrowing program with the FHLBB, letter of credit facility, and capital securities.

Management evaluates the results of the aforementioned segments on a pre-tax basis. Segment income (loss) excludes certain items which are included in net income (loss), such as income taxes and net realized investment gains and losses, including gains and losses from certain derivative instruments. Such gains and losses are excluded since they are determined by interest rates, financial markets and the timing of sales. Also, segment income (loss) excludes net gains and losses on disposals of businesses, discontinued operations, costs to acquire businesses, restructuring costs, extraordinary items, the cumulative effect of accounting changes and certain other items. Although the items excluded from segment income (loss) may be significant components in understanding and assessing the Company’s financial performance, management believes that the presentation of segment income (loss) enhances an investor’s understanding of the Company’s results of operations by highlighting net income (loss) attributable to the core operations of the business. However, segment income (loss) should not be construed as a substitute for net income (loss) determined in accordance with U.S. GAAP.

Summarized below is financial information with respect to the Company’s business segments:

	Three Months Ended March 31,
(in millions)	2012	2011

Segment revenues:
Commercial Lines	$475.7	$439.3
Personal Lines	388.4	386.7
Chaucer	251.7	-
Other Property and Casualty	4.5	5.8

Total	1,120.3	831.8
Intersegment revenues	(1.6)	(1.3)

Total segment revenues	1,118.7	830.5
Net realized investment gains	3.1	3.3

Total revenues	$1,121.8	$833.8

Segment income (loss) before income taxes:
Commercial Lines:
GAAP underwriting income (loss)	$(2.5)	$(16.0)
Net investment income	35.7	33.6
Other income	0.7	0.6

Commercial Lines segment income	33.9	18.2
Personal Lines:
GAAP underwriting income	4.2	6.4
Net investment income	21.6	22.7
Other income	1.7	1.2

Personal Lines segment income	27.5	30.3
Chaucer:
GAAP underwriting income	14.7	-
Net investment income	9.4	-
Other income	1.4	-

Chaucer segment income	25.5	-
Other Property and Casualty:
GAAP underwriting income (loss)	(0.4)	0.1
Net investment income	2.1	4.1
Other net expenses	(2.9)	(2.9)

Other Property and Casualty segment income (loss)	(1.2)	1.3

Total	85.7	49.8
Interest expense on debt	(16.2)	(10.4)

Segment income before income taxes	69.5	39.4
Adjustments to segment income (loss):
Net realized investment gains	3.1	3.3
Loss from retirement of debt	-	(2.5)
Costs related to acquired businesses	(1.5)	(2.7)
Net foreign exchange losses	(0.3)	-

Income before income taxes	$70.8	$37.5

The following table provides identifiable assets for the Company’s business segments and discontinued operations:

(in millions)	March 31, 2012	December 31, 2011

U.S. Companies	$8,484.7	$8,471.6
Chaucer	4,302.2	4,005.8
Discontinued operations	126.5	121.2

Total	$12,913.4	$12,598.6

The Company reviews the assets of its U.S. Companies collectively and does not allocate them between the Commercial Lines, Personal Lines, and Other Property and Casualty segments.

10. Stock-based Compensation

Compensation cost and the related tax benefits were as follows:

	Three Months Ended March 31,
(in millions)	2012	2011

Stock-based compensation expense	$4.1	$3.4
Tax benefit	(1.4)	(1.2)

Stock-based compensation expense, net of taxes	$2.7	$2.2

Stock Options

Information on the Company’s stock option plan activity is summarized as follows:

	Three Months Ended March 31,
	2012		2011

(in whole shares and dollars)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, beginning of period	2,715,430	$38.57	2,843,909	$39.22
Granted	517,500	36.81	297,000	46.47
Exercised	(33,224)	32.24	(117,714)	33.17
Forfeited or cancelled	-	-	-	-
Expired	(158,850)	44.04	(256,250)	57.00

Outstanding, end of period	3,040,856	38.06	2,766,945	38.61

Restricted Stock Units

The following tables summarize activity information about employee restricted stock units:

	Three Months Ended March 31,

	2012		2011

(in whole shares and dollars)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Time-based restricted stock units:
Outstanding, beginning of period	768,529	$40.17	838,129	$40.93
Granted	168,750	36.93	95,503	46.49
Vested	(117,522)	35.27	(185,253)	45.13
Forfeited	(10,309)	39.67	(4,380)	45.67

Outstanding, end of period	809,448	40.21	743,999	40.57

Performance and market-based restricted stock units:
Outstanding, beginning of period	69,500	$45.37	101,680	$39.62
Granted	99,500	36.61	42,500	46.47
Vested	-	-	(25,055)	45.21
Forfeited	-	-	-	-

Outstanding, end of period	169,000	40.21	119,125	40.89

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

In the first three months of 2012 the Company granted market-based awards to certain members of senior management and are reflected in the Performance and market-based restricted stock activity. The attainment of these stock units are based on the relative total shareholder return (“TSR”) of the Company. This metric is based on a three-year average relative TSR as compared to a Property and Casualty Index of peer companies. The fair value of market based awards was estimated at the date of grant using a valuation model. These units have the potential to range from 0% to 133% of the shares disclosed.

11. Earnings Per Share and Shareholders’ Equity Transactions

The following table provides weighted average share information used in the calculation of the Company’s basic and diluted earnings per share:

	Three Months Ended March 31,
(in millions, except per share data)	2012	2011

Basic shares used in the calculation of earnings per share	44.9	45.3
Dilutive effect of securities:
Employee stock options	0.2	0.3
Non-vested stock grants	0.4	0.4

Diluted shares used in the calculation of earnings per share	45.5	46.0

Per share effect of dilutive securities on income from continuing operations and net income	$(0.02)	$(0.01)

Diluted earnings per share for the three months ended March 31, 2012 and 2011 excludes 1.8 million and 1.2 million, respectively, of common shares issuable under the Company’s stock compensation plans, because their effect would be antidilutive.

During the three months ended March 31, 2012, the Company paid a dividend of 30.0 cents ($0.30) per share each to its shareholders, totaling $13.5 million.

12. Commitments and Contingencies

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

The Plaintiff filed an Amended Complaint adding two new named plaintiffs and additional claims on December 11, 2009. In response, the Company filed a Motion to Dismiss on January 30, 2010. In addition to the pending claim challenging the calculation of lump sum distributions, the Amended Complaint includes: (a) a claim that the Plan failed to calculate participants’ account balances and lump sum payments properly because interest credits were based solely upon the performance of each participant’s selection from among various hypothetical investment options (as the Plan provided) rather than crediting the greater of that performance or the 30 year Treasury rate; (b) a claim that the 2004 Plan amendment, which changed interest crediting for all participants from the performance of participant’s investment selections to the 30 year Treasury rate, reduced benefits in violation of the Employee Retirement Income Security Act of 1974 (“ERISA”) for participants who had account balances as of the amendment date by not continuing to provide them performance-based interest crediting on those balances; and (c) claims for breach of fiduciary duty and ERISA notice requirements arising from the various interest crediting and lump sum distribution matters of which Plaintiffs complain. The District Court granted the Company’s Motion to Dismiss the additional claims on statute of limitations grounds by a Memorandum Opinion dated March 31, 2011, leaving the claims substantially as set forth in the original March 12, 2007 complaint. Plaintiffs filed a Motion for Reconsideration of the District Court’s decision to dismiss the additional claims, which was denied with respect to the claims set forth in (a) and (b) above; however, the Court did allow the fiduciary duty claims to stand.

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

13. Subsequent Events

There were no subsequent events requiring adjustment to the financial statements.

On April 30, 2012, the Company completed the sale of its third party administration subsidiary, Citizens Management, Inc. This transaction is expected to result in an approximate $11 million gain, after taxes.

PART I

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist readers in understanding the interim consolidated results of operations and financial condition of The Hanover Insurance Group, Inc. and subsidiaries (“THG”). Our consolidated results of operations and financial condition are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes included elsewhere in this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012.

Our results of operations include the accounts of The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America (“Citizens”), our principal U.S. domiciled property and casualty companies; Chaucer Holdings plc (“Chaucer”), and certain other insurance and non-insurance subsidiaries. Effective July 1, 2011, we acquired Chaucer, a specialist insurance underwriting group which operates through the Society and Corporation of Lloyd’s (“Lloyd’s”) and is domiciled in the United Kingdom (“U.K.”). Our results of operations include Chaucer’s results in periods subsequent to July 1, 2011. Accordingly, our results for the first quarter of 2011 do not include Chaucer’s results. Additionally, our results of operations include our discontinued operations, consisting of our former life insurance and accident and health businesses.

Executive Overview

Our business operations consist of four operating segments: Commercial Lines, Personal Lines, Chaucer and Other Property and Casualty.

As further described in Note 3 – “Acquisitions” of the Notes to Interim Consolidated Financial Statements, we completed the acquisition of Chaucer on July 1, 2011, which has added meaningful business volumes to our quarterly results and has affected the comparability of our interim consolidated financial statements and related footnotes. For the three months ended March 31, 2012, our discussion of the results of operations includes results from all of our segments. Results of operations for the comparable period in 2011 do not include any results of Chaucer. Chaucer’s financial results for the three months ended March 31, 2012 will be discussed separately.

Our segment income excluding taxes and interest was $85.7 million for the three months ended March 31, 2012 compared to $49.8 million in the same period in 2011, an increase of $35.9 million. This increase is primarily due to $25.5 million of segment income generated by Chaucer, as well as decreased catastrophe and non-catastrophe weather-related losses in the first quarter of 2012 and growth in earned premium in our domestic insurance companies. This increase in segment income was partially offset by a decrease in favorable development on prior years’ loss and loss adjustment expense (“LAE”) reserves. Pre-tax catastrophe losses were $40.6 million for the three months ended March 31, 2012, of which $6.5 million related to our Chaucer segment. During the three months ended March 31, 2011, pre-tax catastrophe losses were $49.7 million. Favorable development on prior years’ loss and LAE reserves was $17.2 million for the three months ended March 31, 2012, consisting of $21.7 million of favorable development related to our Chaucer segment and $4.5 million of unfavorable development related to our Commercial, Personal, and Other Property and Casualty segments, compared to favorable development of $28.5 million in the same period in 2011.

Commercial Lines

We believe our unique small commercial offerings, distinctiveness in the middle market, and continued development of specialty lines provides us with a diversified portfolio of products and delivers significant value to agents and policyholders. The small commercial and middle market businesses are expected to contribute to premium growth in Commercial Lines over the next several years. We continue to pursue our core strategy of developing strong partnerships with agents, distinctive products, franchise value through limited distribution, and industry segmentation.

Growth in our specialty lines continues to be an important part of our strategy supported by several acquisitions over the past several years. Our Commercial Lines segment net written premium grew by 14.8% in the first three months of 2012, driven by both our specialty businesses and our core commercial businesses.

We believe these efforts have driven, and will continue to drive, improvement in our overall mix of business and ultimately our underwriting profitability. Underwriting results improved in the first three months of 2012, as compared to the same period in 2011, primarily due to decreased catastrophe and non-catastrophe weather-related losses and increases in rate, partially offset by unfavorable development on prior years’ loss and LAE reserves.

The competitive nature of the Commercial Lines market requires us to be highly disciplined in our underwriting process to ensure that we write business at acceptable margins. Also, we continue to seek rate increases in our property lines as a result of the heightened catastrophe and non-catastrophe weather-related losses that we experienced in recent years and in workers’ compensation as a result of economic stress.

Personal Lines

In our Personal Lines business, we focus on partnering with high quality, value-added agencies that deliver consultative selling and stress the importance of account rounding (the conversion of single policy customers to accounts with multiple policies and additional coverages). Almost 70% of our policies in force are account business. We are focused on making investments that help maintain profitability, build a distinctive position in the market, help diversify us geographically from our historical core states of Michigan, Massachusetts, New York, and New Jersey and provide us with profitable growth opportunities.

During the three months ended March 31, 2012, our Personal Lines segment net written premiums grew by approximately 1.8%, driven by higher rates in both our personal automobile and homeowners lines and an increase in policies in force of 4.8% in our target growth states. Overall, however, as the result of actions we have taken and will continue to take to terminate our relationship with certain agencies as part of our partner agent strategy and our ongoing exposure management, we may experience modest declines in our overall net written premiums in 2012.

Underwriting results declined in the first three months of 2012, as compared to the same period in 2011, primarily due to a change in development on prior years’ loss and LAE reserves, partially offset by decreased non-catastrophe weather-related loss and LAE claims activity. Unfavorable development on prior years’ loss and LAE reserves for the three months ended March 31, 2012 was $3.8 million, compared to favorable development of $14.1 million for the three months ended March 31, 2011. Similar to our strategy in Commercial Lines, we continue to seek additional rate increases in our property lines (homeowners coverage) as a result of the catastrophe and non-catastrophe weather-related losses that the industry experienced in recent years. In addition, continued increases in premium are expected in our target growth states as we seek to improve profitability and diversify from our existing core states.

Chaucer

In our Chaucer business, we deploy specialist underwriters in over 30 major insurance and reinsurance classes throughout our diversified portfolio, which includes property, marine and aviation, energy, U.K. motor and casualty. We access business through Lloyd’s, the leading international insurance and reinsurance market, which provides us with access to specialist business in over 200 countries and territories worldwide through its international licenses, brand reputation and strong security rating.

As expected, underwriting opportunities are now increasing and terms and conditions are improving across the majority of international risk classes for our Chaucer business following a difficult period for international insurance markets since 2010, with increased frequency and severity of both natural and man-made catastrophes worldwide. In response, the focus of our capital and underwriting capabilities is on those areas where we believe rates are more favorable, in particular for international property, marine and energy risks, while we maintain or reduce business in those areas where rates are currently under pressure, notably casualty and aviation.

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

We report interest expense related to our debt separately from the earnings of our operating segments. This consists of interest on our senior debentures, junior debentures, subordinated notes, advances under our collateralized borrowing program with the Federal Home Loan Bank of Boston (“FHLBB”), letter of credit facility, and capital securities.

Results of Operations – Net Income

Our consolidated net income includes the results of our four operating segments (segment income), which we evaluate on a pre-tax basis and we exclude interest expense on debt. Segment income excludes certain other items which we believe are not indicative of our core operations, such as income taxes and net realized investment gains and losses, including net gains and losses on certain derivative instruments. Such gains and losses are excluded since they are determined by interest rates, financial markets and the timing of sales. Also, segment income excludes net gains and losses on disposals of businesses, discontinued operations, costs to acquire businesses, restructuring costs, extraordinary items, the cumulative effect of accounting changes and certain other items. Although the items excluded from segment income may be significant components in understanding and assessing our financial performance, we believe a discussion of segment income enhances an investor’s understanding of our results of operations by segregating income attributable to the core operations of the business. However, segment income should not be construed as a substitute for net income.

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

Our consolidated net income for the three months ended March 31, 2012 was $49.7 million, compared to $29.3 million for the three months ended March 31, 2011. The $20.4 million increase is primarily due to income from our recently acquired Chaucer segment and a decrease in catastrophe and non–catastrophe weather-related activity, partially offset by a decrease in favorable development on prior years’ loss and LAE reserves.

The following table reflects segment income and a reconciliation of total segment income to consolidated net income.

	Three Months Ended March 31,
(in millions)	2012	2011

Segment income (loss) before income taxes:
Commercial Lines	$33.9	$18.2
Personal Lines	27.5	30.3
Chaucer	25.5	-
Other Property and Casualty	(1.2)	1.3

Total	85.7	49.8
Interest expense on debt	(16.2)	(10.4)

Total segment income before income taxes	69.5	39.4

Income tax expense on segment income	(23.5)	(13.5)
Net realized investment gains	3.1	3.3
Loss from retirement of debt	-	(2.5)
Costs related to acquired businesses	(1.5)	(2.7)
Net foreign exchange losses	(0.3)	-
Income tax benefit on non-segment income	3.4	3.9

Income from continuing operations	50.7	27.9
Gain (loss) from discontinued operations, net of taxes	(1.0)	1.4

Net income	$49.7	$29.3

Segment Results

The following is our discussion and analysis of the results of operations by business segment. The segment results are presented before taxes and other items which management believes are not indicative of our core operations, including realized gains and losses.

The following table summarizes the results of operations for the periods indicated:

	Three Months Ended March 31,
(in millions)	2012	2011

Segment revenues
Net premiums written	$1,016.8	$749.9

Net premiums earned	$1,035.6	$761.7
Net investment income	68.8	60.4
Fees and other income	15.9	9.7

Total segment revenues	1,120.3	831.8

Losses and operating expenses
Losses and LAE	661.4	511.0
Policy acquisition expenses	228.1	162.5
Other operating expenses	145.1	108.5

Total losses and operating expenses	1,034.6	782.0

Segment income (loss) before income taxes	$85.7	$49.8

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Segment income was $85.7 million in the three months ended March 31, 2012, compared to $49.8 million in the three months ended March 31, 2011, an increase in earnings of $35.9 million. Chaucer’s results accounted for $25.5 million of segment income in the three months ended March 31, 2012. Catastrophe related activity for our Commercial and Personal Lines businesses in the quarter was $34.1 million, compared to $49.7 million in the same period of 2011, a decrease of $15.6 million. Excluding the impact of catastrophe related activity, earnings for our Commercial and Personal Lines businesses decreased by $5.2 million. This decrease was primarily due to unfavorable development on prior years’ loss and LAE reserves in the quarter compared to favorable development in the same period of 2011, partially offset by more favorable current accident year results. Unfavorable development on prior years’ loss and LAE reserves in Commercial and Personal Lines was $4.5 million in the quarter, compared to favorable development of $28.5 million in the same period in 2011 and $11.8 million during the three months ended December 31, 2011. The favorable current accident year results are primarily due to a lower level of non-catastrophe weather-related loss and LAE claims activity in both Commercial and Personal Lines.

Net premiums written grew by $266.9 million in the three months ended March 31, 2012, compared to the three months ended March 31, 2011, and net premiums earned grew by $273.9 million. Chaucer accounted for $200.2 million of net premiums written and $237.0 million of net premiums earned in the three months ended March 31, 2012. The balance of the growth is primarily attributable to Commercial Lines. The increase in net premiums earned in Commercial Lines is a result of strong retention, rate increases and targeted new business expansion.

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

	Three months ended March 31, 2012

(dollars in millions)	Gross Written Premium	Net Written Premium	Net Earned Premium	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios

Commercial Lines	$532.6	$468.9	$434.9	2.6	61.6	38.7	100.3
Personal Lines	373.2	347.4	363.3	6.3	70.7	27.3	98.0
Chaucer	381.7	200.2	237.0	2.7	57.6	36.2	93.8

Total	$1,287.5	$1,016.5	$1,035.2	3.9	63.9	34.2	98.1

	Three months ended March 31, 2011

(dollars in millions)	Gross Written Premium	Net Written Premium	Net Earned Premium	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios

Commercial Lines	$466.8	$408.5	$400.8	6.9	64.2	39.5	103.7
Personal Lines	366.5	341.4	360.9	6.2	70.3	27.2	97.5

Total	$833.3	$749.9	$761.7	6.5	67.0	33.7	100.7

The following table summarizes net premiums written, and loss and LAE and catastrophe loss ratios by line of business for the Commercial Lines and Personal Lines segments. Loss and LAE and catastrophe loss ratios include prior year reserve development.

	Three Months Ended March 31,

	2012			2011

(dollars in millions)	Net Premiums Written	Loss & LAE Ratios	Cata- strophe Loss Ratios	Net Premiums Written	Loss & LAE Ratios	Cata- strophe Loss Ratios

Commercial Lines:
Commercial multiple peril	$148.0	56.8	6.8	$137.2	75.4	15.4
Commercial automobile	70.7	71.4	0.8	62.0	63.4	0.3
Workers’ compensation	55.0	72.6	-	45.8	66.5	-
Other commercial	195.2	59.1	0.5	163.5	54.0	3.6

Total Commercial Lines	$468.9	61.6	2.6	$408.5	64.2	6.9

Personal Lines:
Personal automobile	$233.1	75.2	1.1	$231.1	69.2	-
Homeowners	105.0	63.7	15.8	101.2	75.5	18.0
Other personal	9.3	55.6	5.6	9.1	35.2	2.9

Total Personal Lines	$347.4	70.7	6.3	$341.4	70.3	6.2

The following table summarizes premiums written on a gross and net basis and net premiums earned by line of business for the Chaucer segment.

	Three Months Ended March 31, 2012

(in millions)	Gross Written Premium	Net Written Premium	Net Earned Premium

Chaucer:
Property	$87.7	$29.6	$46.7
Marine and Aviation	99.5	58.5	54.2
Energy	71.3	23.3	39.4
U.K. Motor	66.6	45.5	61.5
Casualty and Other	56.6	43.3	35.2

Total Chaucer	$381.7	$200.2	$237.0

The following table summarizes GAAP underwriting results for the Commercial Lines, Personal Lines, Chaucer and Other Property and Casualty segments and reconciles it to segment income.

	Three Months Ended March 31,

	2012					2011

(in millions)	Commercial Lines	Personal Lines	Chaucer	Other Property and Casualty	Total	Commercial Lines	Personal Lines	Other Property and Casualty	Total

GAAP underwriting profit (loss), excluding prior year reserve development and catastrophes	$9.1	$31.0	$(0.5)	$(0.2)	$39.4	$(2.8)	$14.5	$-	$11.7
Prior year favorable (unfavorable) loss and LAE reserve development	(0.5)	(3.8)	21.7	(0.2)	17.2	14.3	14.1	0.1	28.5
Pre-tax catastrophe effect	(11.1)	(23.0)	(6.5)	-	(40.6)	(27.5)	(22.2)	-	(49.7)

GAAP underwriting profit (loss)	(2.5)	4.2	14.7	(0.4)	16.0	(16.0)	6.4	0.1	(9.5)
Net investment income	35.7	21.6	9.4	2.1	68.8	33.6	22.7	4.1	60.4
Fees and other income	5.1	3.5	5.3	2.0	15.9	4.9	3.1	1.7	9.7
Other operating expenses	(4.4)	(1.8)	(3.9)	(4.9)	(15.0)	(4.3)	(1.9)	(4.6)	(10.8)

Segment income (loss) before income taxes	$33.9	$27.5	$25.5	$(1.2)	$85.7	$18.2	$30.3	$1.3	$49.8

Commercial Lines

Commercial Lines net premiums written was $468.9 million in the three months ended March 31, 2012, compared to $408.5 million in the three months ended March 31, 2011. This $60.4 million increase was primarily driven by strong retention, rate increases, and targeted new business expansion.

Commercial Lines underwriting loss in the three months ended March 31, 2012 was $2.5 million, compared to $16.0 million for the three months ended March 31, 2011, a decrease of $13.5 million. This was primarily due to decreased catastrophe losses and non-catastrophe weather-related loss and LAE claims activity, partially offset by unfavorable development on prior years’ loss and LAE reserves. Catastrophe losses for the three months ended March 31, 2012 were $11.1 million, compared to $27.5 million for the three months ended March 31, 2011, a decrease of $16.4 million. Unfavorable development on prior years’ loss and LAE reserves for the three months ended March 31, 2012 was $0.5 million, compared to favorable development of $14.3 million for the three months ended March 31, 2011, a change of $14.8 million.

Commercial Lines underwriting profit, excluding prior year loss and LAE reserve development and catastrophes, was $9.1 million in the three months ended March 31, 2012, compared to a loss of $2.8 million for the three months ended March 31, 2011. This $11.9 million improvement was primarily due to decreased non-catastrophe weather-related loss and LAE claims activity. The current quarter’s results also benefited from growth in earned premium and the resulting positive effect on our expense ratio, and from what we believe to be an improved mix of business.

Pricing in Commercial Lines have improved as the industry responds to recent weather-related losses and trends and other factors; however, our ability to increase Commercial Lines net premiums written while maintaining or improving underwriting results may be affected by continuing price competition and the current challenging economic environment. Over the past few years, we have noted a trend of weather-related catastrophe and non-catastrophe losses that have been in excess of longer term averages. Accordingly, we have incorporated increased levels of weather-related activity and loss trends into our expectations.

Personal Lines

Personal Lines net premiums written was $347.4 million in the three months ended March 31, 2012, compared to $341.4 million in the three months ended March 31, 2011, an increase of $6.0 million, or 1.8%. The factors contributing to this modest increase were higher rates in both our homeowners and personal automobile lines and an increase in policies in force of 4.8% in our target growth states. These increases were partially offset by our continued exposure management actions that focus on driving profit improvement through both rate increases and more selective portfolio management.

Net premiums written in the personal automobile line of business increased by 0.9%, resulting primarily from rate increases. These increases were partially offset by a decline in policies in force of 2.3%, primarily as a result of fewer policies in force in Massachusetts, New York, and Michigan, which we attribute to more selective portfolio management and rate increases we have implemented despite the competitive pricing environment. Net premiums written in the homeowners line of business increased 3.8%, resulting primarily from rate increases, partially offset by a decline in policies in force of 0.2%.

Personal Lines underwriting profit for the three months ended March 31, 2012 was $4.2 million, compared to $6.4 million for the three months ended March 31, 2011, a decrease of $2.2 million. This was primarily due to unfavorable development on prior years’ loss and LAE reserves, partially offset by decreased non-catastrophe weather-related loss and LAE claims activity. Unfavorable development on prior years’ loss and LAE reserves for the three months ended March 31, 2012 was $3.8 million, compared to favorable development of $14.1 million for the three months ended March 31, 2011, a change of $17.9 million. Catastrophe losses for the three months ended March 31, 2012 were $23.0 million, compared to $22.2 million for the three months ended March 31, 2011, an increase of $0.8 million.

Personal Lines underwriting profit, excluding prior year loss and LAE reserve development and catastrophes, was $31.0 million in the three months ended March 31, 2012, compared to $14.5 million for the three months ended March 31, 2011. This $16.5 million increase in non-catastrophe current accident year results was primarily due to decreases in non-catastrophe weather-related loss and LAE claims activity in our personal automobile and homeowners lines.

Although we have been able to obtain rate increases in our Personal Lines markets and believe that this ability will continue, our ability to maintain and increase Personal Lines net written premium and to maintain and improve underwriting results may be affected by price competition, recent weather-related losses, and regulatory and legal developments. Over the past few years, we have noted a trend of weather-related catastrophe and non-catastrophe losses that have been in excess of longer term averages. Accordingly, we have incorporated increased levels of weather-related activity and loss trends into our expectations. Our rate actions could adversely affect our ability to increase our policies in force and new business. There is no assurance that we will be able to maintain our current level of production or maintain or increase rates. In addition, as we implement various measures to terminate our relationship with certain agencies as part of our partner agent strategy and ongoing exposure management, personal lines net written premium could modestly decline in 2012.

Chaucer

Chaucer’s net premiums written was $200.2 million for the three months ended March 31, 2012. By line of business, Chaucer’s net premiums written were comprised of 29.2% marine and aviation, 22.7% U.K. motor, 14.8% property, 11.7% energy and 21.6% casualty and other lines. This mix of business was driven and supported by our specialist underwriting strategy which is focused on actively managing the premium portfolio and risk exposures. Casualty and other lines are primarily comprised of Chaucer’s specialist and international liability lines of business.

Chaucer’s underwriting profit for the three months ended March 31, 2012 was $14.7 million. Catastrophe losses for the three months ended March 31, 2012 were $6.5 million, principally due to the U.S. tornadoes. Favorable development on prior years’ loss and LAE reserves for the three months ended March 31, 2012 was $21.7 million.

Chaucer’s underwriting loss, excluding prior year loss and LAE development and catastrophes, was $0.5 million in the three months ended March 31, 2012. Current quarter underwriting results include several large single loss events impacting the quarter primarily in the marine and property lines of business. Underwriting expenses of $85.9 million represented 36.2% of earned premium.

We have achieved, and expect to continue to achieve, rate increases for a majority of Chaucer lines in 2012. Recent natural catastrophe losses, particularly those affecting the U.S., New Zealand, Japan and Thailand, have triggered property rate rises in the majority of catastrophe-exposed territories. Policy terms and conditions are improving in our energy portfolio, as markets respond to losses in 2011. Within our marine line of business, hull and liability rates are also increasing. The market conditions in our casualty and aviation businesses remain challenging, with over-capacity affecting pricing. In our U.K. motor business, we currently expect limited growth, as rate increases moderate to a level that approximates claims inflation following significant price increases since 2010. There can be no assurance that we will be able to maintain or increase our rates in light of economic and regulatory conditions in our markets.

Other Property and Casualty

Other Property and Casualty segment loss was $1.2 million for the three months ended March 31, 2012, compared to a profit of $1.3 million for the three months ended March 31, 2011. The $2.5 million decrease is primarily due to lower net investment income.

Reserve for Losses and Loss Adjustment Expenses

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses (including Chaucer with respect to the three month period ended March 31, 2012) as follows:

	Three Months Ended March 31,
(in millions)	2012	2011

Gross loss and LAE reserves, beginning of period	$5,760.3	$3,277.7
Reinsurance recoverable on unpaid losses	1,931.8	1,115.5

Net loss and LAE reserves, beginning of period	3,828.5	2,162.2

Net incurred losses and LAE in respect of losses occurring in:
Current year	678.6	539.5
Prior years	(17.2)	(28.5)

Total incurred losses and LAE	661.4	511.0

Net payments of losses and LAE in respect of losses occurring in:
Current year	161.9	179.4
Prior years	509.3	302.3

Total payments	671.2	481.7

Effect of foreign exchange rate changes	19.4	-

Net reserve for losses and LAE, end of period	3,838.1	2,191.5
Reinsurance recoverable on unpaid losses	1,989.2	1,123.9

Gross reserve for losses and LAE, end of period	$5,827.3	$3,315.4

The table below summarizes the gross reserve for losses and LAE by line of business.

(in millions)	March 31, 2012	December 31, 2011

Workers’ Compensation	$550.3	$544.7
Commercial Automobile	243.8	234.9
Commercial Multiple Peril	565.9	550.0
AIX	245.5	239.6
Other Commercial	346.6	360.1

Total Commercial	1,952.1	1,929.3

Personal Automobile	1,350.6	1,366.3
Homeowners and Other	135.1	131.9

Total Personal	1,485.7	1,498.2

Total Chaucer	2,389.5	2,332.8

Total loss and LAE reserves	$5,827.3	$5,760.3

Other Commercial lines are primarily comprised of our professional liability, general liability, umbrella, and marine lines. Included in the above table, in the Chaucer segment, are $298.5 million and $302.8 million of reserves related to Chaucer’s Syndicate 4000, consisting of financial and professional liability lines written in 2008 and prior as of March 31, 2012 and December 31, 2011, respectively. Also included in the above table, primarily in Other Commercial lines, are $58.5 million and $59.8 million of asbestos and environmental reserves as of March 31, 2012 and December 31, 2011, respectively.

Prior Year Development

Loss and LAE reserves for claims incurred in prior years developed favorably by $17.2 million for the three months ended March 31, 2012 compared to favorable development of $28.5 million for the three months ended March 31, 2012, a decrease of $11.3 million. These amounts for 2012 include favorable development of $21.7 million for Chaucer, partially offset by unfavorable development of $3.8 million and $0.5 million, for Personal Lines and Commercial Lines, respectively. The primary drivers of reserve development for the three months ended March 31, 2012 were as follows:

•	Lower than expected losses in Chaucer’s lines of business as follows:

▪	marine and aviation lines, primarily in the 2007 and 2008 accident years,

▪	energy line, primarily in the 2009 and 2010 accident years, and

▪	property line, primarily in the 2011 accident year.

•	Higher than expected losses within our personal automobile line, primarily related to liability coverage in the 2011 accident year.

•	Within other commercial lines, higher than expected losses in our surety line was partially offset by lower than expected losses in our marine lines.

•	Higher than expected losses within our commercial automobile line, primarily related to liability coverage in the 2011 accident year.

•	Partially offsetting the unfavorable development within Commercial Lines was lower than expected losses within our commercial multiple peril line related to the 2008 through 2011 accident years.

The primary drivers for reserve development during the three months ended March 31, 2011 were as follows:

•	Lower than expected losses within our personal automobile line across all coverages, primarily related to the 2008 through 2010 accident years.

•	Lower than expected losses within the commercial multiple peril line, related to the 2005, 2009 and 2010 accident years.

•	Lower than expected losses within the workers’ compensation line, primarily related to the 2004 through 2009 accident years.

•

Within our other commercial lines, our commercial umbrella line related to the 2008 and 2010 accident years contributed to the favorable development, partially offset by unfavorable development in our surety line, primarily related to the 2009 and 2010 accident years.

Investments

Investment Results

Net investment income increased $8.4 million, or 13.9%, to $68.8 million for the first quarter of 2012, primarily due to the acquisition of Chaucer and its related assets and investment income. Average pre-tax earned yield on fixed maturities for the U.S. domiciled companies was 5.21% and 5.28% for the three months ended March 31, 2012 and 2011, respectively. Chaucer’s average pre-tax earned yield on fixed maturities was 2.17% for the three months ended March 31, 2012. We expect average investment yields to continue to decline as new money rates remain at historically low levels.

Investment Portfolio

We held cash and investment assets diversified across several asset classes, as follows:

	March 31, 2012		December 31, 2011

(dollars in millions)	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value

Fixed maturities, at fair value	$6,470.6	84.6%	$6,284.7	83.3%
Equity securities, at fair value	334.1	4.4	246.4	3.3
Cash and cash equivalents	628.3	8.2	820.4	10.9
Other investments	212.8	2.8	190.2	2.5

Total cash and investments	$7,645.8	100.0%	$7,541.7	100.0%

Cash and Investments

Total cash and investments increased $104.1 million, or 1.4%, for the three months ended March 31, 2012, of which fixed maturities increased $185.9 million, equities increased $87.7 million and cash and cash equivalents decreased $192.1 million. Fixed maturities increased due to a shift from cash into fixed maturities and from market value appreciation. Equity securities increased primarily from additional purchases of publicly traded, dividend-yielding stocks.

Our fixed maturity portfolio is comprised of corporate securities, taxable and tax-exempt municipal securities, residential mortgage-backed securities, commercial mortgage-backed securities, foreign government securities, U.S. government securities and asset-backed securities.

The following table provides information about the investment types of our fixed maturities portfolio:

	March 31, 2012
(in millions) Investment Type	Amortized Cost	Fair Value	Net Unrealized Gain	Change in Net Unrealized for the period

U.S. Treasury and government agencies	$224.4	$231.0	$6.6	$(1.0)
Foreign government	273.3	273.8	0.5	0.6
Municipals:
Taxable	786.2	853.3	67.1	8.7
Tax exempt	147.1	151.7	4.6	(0.5)
Corporate	3,345.9	3,545.6	199.7	42.3
Asset-backed:
Residential mortgage-backed	778.1	811.4	33.3	0.8
Commercial mortgage-backed	373.1	387.4	14.3	2.8
Asset-backed	213.1	216.4	3.3	(0.3)

Total fixed maturities	$6,141.2	$6,470.6	$329.4	$53.4

Our net unrealized gains on fixed maturities increased $53.4 million to $329.4 million at March 31, 2012, compared to $276.0 million at December 31, 2011.

Amortized cost and fair value by rating category were as follows:

		March 31, 2012			December 31, 2011

(dollars in millions) NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost	Fair Value	% of Total Fair Value	Amortized Cost	Fair Value	% of Total Fair Value

1	Aaa/Aa/A	$4,425.3	$4,641.8	71.7%	$4,325.1	$4,510.7	71.8%
2	Baa	1,372.0	1,470.2	22.7	1,338.7	1,419.7	22.6
3	Ba	144.2	154.3	2.4	151.2	160.0	2.5
4	B	129.4	134.0	2.1	134.5	136.4	2.2
5	Caa and lower	58.6	58.3	0.9	47.1	44.7	0.7
6	In or near default	11.7	12.0	0.2	12.1	13.2	0.2

Total fixed maturities		$6,141.2	$6,470.6	100.0%	$6,008.7	$6,284.7	100.0%

Based on ratings by the National Association of Insurance Commissioners (“NAIC”), approximately 94% of the fixed maturity portfolio consisted of investment grade securities at March 31, 2012 and December 31, 2011. The quality of our fixed maturity portfolio remains strong based on ratings, capital structure position, support through guarantees, underlying security, issuer diversification and yield curve position.

Commercial mortgage-backed securities (“CMBS”) constitute $387.4 million of our invested assets, of which approximately 12% is fully defeased with U.S. government securities. The portfolio is seasoned, with approximately 51% of our CMBS holdings from pre-2005 vintages, 14% from the 2005 vintage, 7% from the 2007 vintage, 4% from the 2006 vintage, and 24% from 2010 and later vintages. The CMBS portfolio is of high quality, with approximately 70% being AAA rated, 28% rated AA or A and 2% rated Baa. The CMBS portfolio has a weighted average loan-to-value ratio of 72% and credit enhancement of approximately 30% as of March 31, 2012.

Our municipal bond portfolio constitutes approximately 13% of invested assets at March 31, 2012 and is 99% investment grade, without regard to any insurance enhancement. Currently, approximately 28% of the municipal bond portfolio has an insurance enhancement. The portfolio is well diversified by geography, sector and source of payment, and consists primarily of taxable securities. Approximately 60% of the portfolio is invested in revenue bonds and 40% in general obligation bonds. Revenue bonds are backed by the revenue stream generated by the services provided by the issuer, while general obligation bonds are backed by the authority that issued the debt and are secured by the taxing powers of those authorities.

In accordance with Lloyd’s operating guidelines, we are required to deposit funds at Lloyd’s to support our underwriting operations. These funds are available only to fund claim obligations. These restricted assets consisted of approximately $410 million of fixed maturities and $69 million of cash and cash equivalents as of March 31, 2012. We also deposit funds with various state and governmental authorities. For a discussion of our deposits with state and governmental authorities, see also Note 3 – “Investments” of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011.

Our fixed maturity and equity securities are classified as available-for-sale and are carried at fair value. Financial instruments whose value is determined using significant management judgment or estimation constitute less than 2% of the total assets we measured at fair value. See also Note 7 – “Fair Value” of the Notes to Interim Consolidated Financial Statements.

Although we expect to invest new funds primarily in investment grade fixed maturities, we have invested, and expect to continue to invest, a portion of funds in common equity securities and below investment grade fixed maturities and other assets.

European sovereign and non-sovereign debt exposure

Our European fixed maturity credit exposure at March 31, 2012 was as follows:

			Non -Sovereign
(in millions)	Sovereign		Foreign Agency		Financial		Non-Financial		Total
Country:	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
United Kingdom	$66.8	$66.9	$-	$-	$338.4	$340.4	$220.5	$230.5	$625.7	$637.8
Germany	5.9	5.9	53.8	53.9	0.2	0.2	69.5	72.6	129.4	132.6
Switzerland	-	-	-	-	20.3	20.9	64.8	70.0	85.1	90.9
Spain	-	-	-	-	46.1	46.1	31.7	32.7	77.8	78.8
France	-	-	1.0	1.0	18.4	17.4	53.7	55.6	73.1	74.0
Supranationals	-	-	68.4	68.5	-	-	-	-	68.4	68.5
The Netherlands	-	-	13.0	13.0	38.5	38.7	9.1	10.6	60.6	62.3
Sweden	-	-	1.0	1.0	12.3	12.8	13.0	13.3	26.3	27.1
Italy	-	-	-	-	4.0	3.8	16.8	16.7	20.8	20.5
Belgium	-	-	-	-	-	-	13.0	13.6	13.0	13.6
Luxembourg	-	-	-	-	-	-	12.7	12.9	12.7	12.9
Portugal	-	-	-	-	-	-	10.8	10.1	10.8	10.1
Norway	-	-	2.8	2.8	2.6	2.7	3.2	3.4	8.6	8.9
Ireland	-	-	-	-	-	-	6.5	7.3	6.5	7.3
Denmark	1.0	1.0	-	-	-	-	1.4	1.4	2.4	2.4

Total	$73.7	$73.8	$140.0	$140.2	$480.8	$483.0	$526.7	$550.7	$1,221.2	$1,247.7

Our sovereign debt totals $73.8 million, or 1.0% of investment assets, and is comprised only of the highly rated countries of the U.K., Germany and Denmark. We have no sovereign debt of lower rated countries such as Greece, Portugal, Ireland, Italy and Spain. Our supranational and foreign agency exposure totals $140.2 million, or 1.8% of investment assets, and primarily consists of debt securities from the highly rated countries of Germany, the Netherlands and Norway. Exposure to European banks, excluding those that are based in the U.K., totals $142.6 million, or 1.9% of investment assets. Also, we hold money market funds totaling $123.8 million, or 1.6% of investment assets, which are comprised of a well-diversified portfolio of short-term debt securities of predominately large financial institutions domiciled in highly rated countries. The remainder of our European non-sovereign debt exposure, excluding the U.K., is $320.2 million, which represents 4.2% of investment assets. Generally, these securities are high quality, large cap multi-national companies that are well diversified by sector, country and issuer.

The table above represents all European countries in which we have exposure. We determined country exposures based on the country of domicile for the ultimate parent company of the various issuers we hold; however, in light of the economic and financial inter-relatedness and dependencies that exist among European countries and related financial systems, economic turmoil in one country could trigger a contagion effect on other countries. We believe the quality of our European credit exposure remains sound based on ratings and issuer strength, position in the capital structure, support through guarantees and partial government ownership by highly rated countries, diversity and quality of non-financial issuers, blend of industry exposures, and yield curve position. We believe that we do not have meaningful indirect exposures in our portfolio and we do not invest in credit derivatives.

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

Overall economic growth remains weak throughout the European region and is expected to have a dampening effect on earnings growth and credit quality for some time. Volatility remains high and European sovereign risk premiums are elevated, although down from peak levels. Many attribute the decline in risk premiums to the apparent success of the European Central Bank’s Long-Term Refinancing Operations (“LTRO”) since it created enough demand to lower short-term government bond yields in early 2012. LTRO was designed to support banks by reducing systemic risk and thereby bank and sovereign funding. However, sovereign risk premiums for certain countries have risen recently. Earlier in 2012, several sovereign debt ratings were downgraded by Standard & Poor’s and Fitch, which had limited impact on sovereign yields since the bulk of these actions were anticipated by investors. Moody’s currently is assessing all European bank ratings in light of the challenges they face as a result of the crisis and expects to announce the outcome of its rating decisions in the near term. We do not anticipate that any such developments will have a material effect on our financial condition, results of operations or liquidity.

Other-than-Temporary Impairments

For the three months ended March 31, 2012, we recognized in earnings $1.9 million of other-than-temporary impairments (“OTTI”) on fixed maturities, of which $1.5 million related to below investment grade corporate bonds that we intend to sell and $0.4 million related to estimated credit losses on residential mortgage-backed and corporate securities. For the three months ended March 31, 2011, we recognized $1.4 million of OTTI on fixed maturities and equity securities in earnings. OTTI on debt securities was $0.9 million, of which $0.7 million related to a below investment grade municipal bond that we intended to sell and $0.2 million related to credit losses on investment grade residential mortgage-backed securities. Additionally, we recognized OTTI on a common stock of $0.5 million.

Unrealized Losses

The following table provides information about our fixed maturities and equity securities that are in an unrealized loss position. (See also Note 6 – “Investments” of the Notes to Interim Consolidated Financial Statements.)

	March 31, 2012		December 31, 2011

(in millions)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

Fixed maturities:
Investment grade:
12 months or less	$10.6	$636.1	$27.1	$1,175.5
Greater than 12 months	9.3	93.5	14.3	108.9

Total investment grade fixed maturities	19.9	729.6	41.4	1,284.4

Below investment grade:
12 months or less	8.8	110.7	9.9	126.9
Greater than 12 months	2.0	12.4	3.7	14.7

Total below investment grade fixed maturities	10.8	123.1	13.6	141.6

Equity securities:
12 months or less	6.5	88.6	8.8	87.2
Greater than 12 months	0.4	10.6	-	-

Total equity securities	6.9	99.2	8.8	87.2

Total	$37.6	$951.9	$63.8	$1,513.2

Gross unrealized losses on fixed maturities and equity securities decreased $26.2 million, or 41.1%, to $37.6 million at March 31, 2012, compared to $63.8 million at December 31, 2011. The decrease in unrealized losses was primarily attributable to lower interest rates and tightening of credit spreads across all sectors. At March 31, 2012, gross unrealized losses consist primarily of $18.7 million of corporate fixed maturities, $7.7 million of mortgage-backed securities, $6.9 million of equity securities and $2.9 million in municipal securities.

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

The following table sets forth gross unrealized losses for fixed maturities by maturity period and for equity securities at March 31, 2012 and December 31, 2011. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers.

(in millions)	March 31, 2012	December 31, 2011

Due in one year or less	$1.4	$1.9
Due after one year through five years	3.9	18.9
Due after five years through ten years	7.3	11.2
Due after ten years	9.4	12.9

	22.0	44.9
Mortgage-backed and asset-backed securities	8.7	10.1

Total fixed maturities	30.7	55.0
Equity securities	6.9	8.8

Total fixed maturities and equity securities	$37.6	$63.8

The carrying values of defaulted fixed maturity securities on non-accrual status at March 31, 2012 and December 31, 2011 were not material. The effects of non-accruals compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities, were reductions in net investment income of $0.6 million for the three months ended March 31, 2012 and 2011. Any defaults in the fixed maturities portfolio in future periods may negatively affect investment income.

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

Fiscal and monetary policies in place, primarily in the United States and Europe, are supportive of moderate economic growth. The removal or modification of these policies could have an adverse effect on issuers’ level of business activity or liquidity, increasing the probability of future defaults. While we may experience defaults on fixed income securities, particularly with respect to non-investment grade securities, it is difficult to foresee which issuers, industries or markets will be affected. As a result, the value of our fixed maturity portfolio could change rapidly in ways we cannot currently anticipate and we could incur additional realized and unrealized losses in future periods.

Other Items

Net income also includes the following items:

	Three Months Ended March 31,

(in millions)	Commercial Lines	Personal Lines	Chaucer	Other Property and Casualty	Discontinued Operations	Total

2012
Net realized investment gains	$1.7	$1.2	$0.1	$0.1	$-	$3.1
Net foreign exchange losses	-	-	-	(0.3)	-	(0.3)
Costs related to acquired businesses	-	-	-	(1.5)	-	(1.5)
Discontinued operations, net of taxes	-	-	-	-	(1.0)	(1.0)

2011
Net realized investment gains	$1.4	$1.6	$-	$0.3	$-	$3.3
Loss from the retirement of debt	-	-	-	(2.5)	-	(2.5)
Costs related to acquired businesses	-	-	-	(2.7)	-	(2.7)
Discontinued operations, net of taxes	-	-	-	-	1.4	1.4

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

Net realized gains on investments were $3.1 million and $3.3 million in the three months ended March 31, 2012 and 2011, respectively. Net realized gains in 2012 are primarily due to $4.1 million of net gains recognized from the sale of fixed maturities and equity securities and to gains on foreign currency hedges, partially offset by $1.9 million of other-than-temporary impairments from fixed maturities. Net realized gains in 2011 are primarily due to $4.4 million of gains recognized from the sale of fixed maturities, partially offset by $1.4 million of other-than-temporary impairments from fixed maturities and to a lesser extent, equity securities.

Income Taxes

We are subject to the tax laws and regulations of the U.S. and foreign countries in which we operate. We file a consolidated U.S. federal income tax return that includes the holding company and its U.S. subsidiaries. Generally, taxes are accrued at the U.S. statutory tax rate of 35% for income from the U.S. operations. Our primary non-U.S. jurisdiction is the U.K. with a 26% rate. The U.K. statutory rate decreased from 26% to 25% effective April 1, 2012. We accrue taxes on certain non-U.S. income that is subject to U.S. tax as a result of being owned by a U.S. shareholder at the U.S. rate. Foreign tax credits, where available, are utilized to offset U.S. tax as permitted. Certain of our non-U.S. income is not subject to U.S. tax until repatriated. Foreign taxes on this non-U.S. income are accrued at the local foreign rate and do not have an accrual for U.S. deferred taxes since these earnings are intended to be permanently reinvested overseas.

The provision for income taxes from continuing operations was an expense of $20.1 million in the three months ended March 31, 2012, compared to an expense of $9.6 million during the same period in 2011. These provisions resulted in consolidated effective tax rates of 28.4% and 25.6% for the three months ended March 31, 2012 and 2011, respectively. These provisions reflect the decreases in our valuation allowance related to capital loss carryforwards of $1.1 million in both the three months ended March 31, 2012 and 2011. In addition, these provisions reflect the benefits related to tax planning strategies implemented in prior years of $3.0 million and $2.0 million during the three months ended in March 31, 2012 and 2011, respectively. Absent these benefits, the provision for income taxes for 2012 and 2011 would have been $24.2 million or 34.2% and $12.7 million or 33.9%, respectively.

Our income tax provision on segment income was an expense of $23.5 million during the three months ended March 31, 2012, compared to an expense of $13.5 million during the same period in 2011. These provisions resulted in effective tax rates for segment income of 33.8% and 34.3% in 2012 and 2011, respectively. The decrease in the effective rate is primarily due to higher dividends received deductions.

Our valuation allowance related to our deferred tax asset was $32.6 million at March 31, 2012, compared to $35.9 million at December 31, 2011, a decrease of $3.3 million. The decrease in this valuation allowance primarily resulted from unrealized appreciation in our investment portfolio and net realized capital gains in our Consolidated Statements of Income. Accordingly, we recorded decreases in our valuation allowance of $2.5 million as an adjustment to accumulated other comprehensive income and $1.1 million as an adjustment to income tax expense, offset by an increase of $0.3 million in discontinued operations.

Critical Accounting Estimates

Our interim consolidated financial statements have been prepared in conformity with U.S. GAAP and include certain accounting policies that we consider to be critical due to the amount of judgment and uncertainty inherent in the application of those policies. While we believe that the amounts included in our consolidated financial statements reflect our best judgment, the use of different assumptions could produce materially different accounting estimates. As disclosed in our 2011 Annual Report on Form 10-K, we believe the following accounting estimates are critical to our operations and require the most subjective and complex judgment:

•	Reserve for losses and loss expenses
•	Reinsurance recoverable balances
•	Pension benefit obligations
•	Other-than-temporary impairments (“OTTI”)
•	Deferred tax assets

For a more detailed discussion of these critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2011.

Statutory Surplus of U.S. Insurance Subsidiaries

The following table reflects statutory surplus of our U.S. insurance subsidiaries:

(in millions)	March 31, 2012	December 31, 2011

Total Statutory Surplus – U.S. Insurance Subsidiaries	$ 1,681.1	$ 1,582.8

The statutory surplus for our U.S. insurance subsidiaries increased $98.3 million during the first three months of 2012, primarily due to underwriting results and from changes in admitted tax assets and other non-admitted assets.

The NAIC prescribes an annual calculation regarding risk based capital (“RBC”). RBC ratios for regulatory purposes are expressed as a percentage of the capital required to be above the Authorized Control Level (the “Regulatory Scale”); however, in the insurance industry, RBC ratios are widely expressed as a percentage of the Company Action Level. The following table reflects the Company Action Level, the Authorized Control Level and RBC ratios for Hanover Insurance (which includes Citizens and other U.S. insurance subsidiaries), as of March 31, 2012, expressed both on the Industry Scale (Total Adjusted Capital divided by the Company Action Level) and Regulatory Scale (Total Adjusted Capital divided by Authorized Control Level):

(dollars in millions)	Company Action Level	Authorized Control Level	RBC Ratio Industry Scale	RBC Ratio Regulatory Scale

The Hanover Insurance Company	$ 592.0	$ 296.0	282%	564%

Lloyd’s Capital Requirement

Chaucer corporate members operate in the Lloyd’s market, which requires that these members deposit funds, referred to as “Funds at Lloyd’s”, to support their underwriting interests. Lloyd’s sets required capital annually for all participating syndicates based on each syndicates’ business plans, the rating and reserving environment, and discussions with regulatory and rating agencies. Although the minimum capital levels are set by Lloyd’s, it is the responsibility of Chaucer to continually monitor the risk profiles of its managed syndicates to ensure that the level of funding remains appropriate. Such capital is comprised of cash and cash equivalents, investments, undrawn letters of credit provided by various banks and other assets. At March 31, 2012, the required capital supporting our Lloyd’s business totaled $753.1 million (using the March 31, 2012 GBP to U.S. dollar conversion rate of 1.60). We have the following securities, assets and letters of credit pledged to Lloyd’s to satisfy these capital requirements at March 31, 2012 and expect to be able to meet these capital requirements in the future.

(in millions)

Letters of credit	$180.0
Reinsurance treaty	95.0
Fixed maturities, at fair value	409.5
Cash and cash equivalents	68.6

Total securities, assets and letters of credit pledged to Lloyd’s	$753.1

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

Dividend payments to the holding company by our Chaucer business are regulated by U.K. law. Dividends from Chaucer are dependent on dividends from its subsidiaries. Annual dividend payments from Chaucer are limited to retained earnings that are not restricted by capital and other requirements for business at Lloyd’s. Also, Chaucer must provide advance notice to the U.K.’s Financial Services Authority (“FSA”) of certain proposed dividends or other payments from FSA regulated entities. There are currently no plans to repatriate dividends to our holding company from Chaucer. In connection with an intercompany borrowing arrangement with the holding company, interest on a $300 million note is paid by Chaucer on a quarterly basis to the holding company. This interest approximates $5 million quarterly and may be deferred at the election of the holding company. If deferred, the interest is added to the principal.

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

Net cash provided by operating activities was $12.7 million during the first three months of 2012, as compared to net cash provided by operating activities of $24.2 million during the first three months of 2011.

Net cash used in investing activities was $211.1 million during the first three months of 2012, as compared to net cash used in investing activities of $37.5 million during the first three months of 2011. During 2012, cash used was primarily related to net purchases of fixed maturities as we invested cash from Chaucer and net investments in equity securities. In 2011, cash used was primarily related to net purchases of fixed maturities and equity securities.

Net cash used in financing activities was $13.8 million during the first three months of 2012, as compared to net cash used in financing activities of $60.5 million during the first three months of 2011. During 2012, cash used in financing activities primarily resulted from the payment of dividends to shareholders and decreases in collateral held for the securities lending program, partially offset by the proceeds from the FHLBB debt borrowings. During 2011, cash used in financing activities primarily resulted from the repurchase of debt and for the payment of dividends to shareholders.

At March 31, 2012, THG, as a holding company, held approximately $194.8 million of fixed maturities and cash. We believe our holding company assets are sufficient to meet our future obligations, which consists primarily of our dividends to shareholders (as and to the extent declared), the interest on our senior debentures, additional funds relating to the purchase of Chaucer, certain costs associated with benefits due to our former life employees and agents, and to the extent required, payments related to indemnification of liabilities associated with the sale of various subsidiaries. We do not expect that it will be necessary to dividend additional funds from our insurance subsidiaries in order to fund 2012 holding company obligations; however, we may decide to do so.

Dividends to common shareholders are subject to quarterly board approval and declaration. During the first quarter of 2012, we paid a quarterly dividend, as declared by the Board, of $0.30 per share to our shareholders totaling $13.5 million. We believe that our holding company assets are sufficient to provide for future shareholder dividends should the Board of Directors declare them.

We expect to continue to generate sufficient positive operating cash to meet all short-term and long-term cash requirements relating to current operations, including the funding of our qualified defined benefit pension plan and Chaucer pension plan. Based upon the current estimate of liabilities and certain assumptions regarding investment returns and other factors, our qualified defined benefit pension plan is essentially fully funded as of March 31, 2012. As a result, we currently expect that significant cash contributions will not be required for this plan for several years. The Chaucer pension plan is approximately $30 million underfunded as of March 31, 2012. The ultimate payment amounts for both the defined benefit plan and the Chaucer pension plan are based on several assumptions, including but not limited to, the rate of return on plan assets, the discount rate for benefit obligations, mortality experience, interest crediting rates and the ultimate valuation and determination of benefit obligations. Since differences between actual plan experience and our assumptions are likely, changes to our funding obligations in future periods are possible.

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

Since October 2007 and through March 2012, our Board of Directors has authorized aggregate repurchases of our common stock of up to $500 million. As of March 31, 2012, we have $135.2 million available for repurchases under these repurchase authorizations. Our repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. During the first three months of 2012 and 2011, we did not repurchase any additional shares of common stock. Total repurchases under this program as of March 31, 2012 were 8.6 million shares at a cost of $364.8 million. Additionally, from time to time, we may also repurchase debt.

On August 2, 2011, we entered into a $200.0 million committed syndicated credit agreement which expires in August 2015, with an option to increase the facility to $250.0 million assuming no default and satisfaction of certain other conditions. The agreement also includes a $50 million sub-facility for standby letters of credit that can be used for general corporate purposes. Borrowings, if any, under this agreement are unsecured and incur interest at a rate per annum equal to, at our option, a designated base rate or the three – month LIBOR plus applicable margin. The agreement provides covenants, including but not limited to, maintaining at least a certain level of consolidated equity, maximum consolidated leverage ratios, and an RBC ratio at our primary U.S. domiciled property and casualty companies. We had no borrowings under this agreement in 2011 and 2012. At March 31, 2012, we were in compliance with the covenants of this agreement.

In November 2011, we entered into a Standby Letter of Credit Facility Agreement (the “Facility Agreement”) not to exceed $180.0 million outstanding at any one time, with the option to increase the amount available for issuances of letters of credit to $270.0 million in the aggregate on one occasion only during the term of the Facility Agreement (subject to the consent of all lenders and assuming no default and satisfaction of other specified conditions). The agreement provides certain covenants including, but not limited to, the syndicates’ financial condition. The Facility Agreement is used to provide regulatory capital supporting Chaucer’s underwriting through two managed syndicates. The Facility Agreement expires on December 31, 2016. A letter of credit commission fee on outstanding letters of credit is payable quarterly, and ranges from 1.50% to 2.125% per annum, depending on our credit ratings for portions that are not cash collateralized, and 0.30% per annum for portions that are cash collateralized. In January 2012, we collateralized $24.9 million of the $180.0 million outstanding letter of credit. In addition to the commission fee on the uncollateralized outstanding letter of credit, a commitment fee in respect of the unutilized commitments under the Facility Agreement is payable quarterly, and ranges from 0.60% to 0.85% per annum, depending on our credit ratings. Chaucer is also required to pay customary agency fees. We were in compliance with the covenants at March 31, 2012.

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

Contingencies and Regulatory Matters

Information regarding contingencies and regulatory matters appears in Part I - Note 12 “Commitments and Contingencies” of the Notes to Interim Consolidated Financial Statements.

Recent Developments

On April 30, 2012, we completed the sale of our third party administration subsidiary, Citizens Management, Inc. This transaction is expected to result in an approximate $11 million gain, after taxes.

Risks and Forward-Looking Statements

Information regarding risk factors and forward-looking information appears in Part II – Item 1A of this Quarterly Report on Form 10-Q and in Part I – Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. This Management’s Discussion and Analysis should be read and interpreted in light of such factors.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Our market risks, the ways we manage them, and sensitivity to changes in interest rates, equity price risk, and foreign currency exchange risk are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2011, included in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes in the first three months of 2012 to these risks or our management of them.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the internal control over financial reporting, as required by Rule 13a-15(d) of the Exchange Act, to determine whether any changes occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there were no such changes during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Reference is made to the litigation matters captioned “Durand Litigation” and “Hurricane Katrina Litigation” under “Commitments and Contingencies – Legal Proceedings” in Note 12 of the Notes to Interim Consolidated Financial Statements.

ITEM 1A –RISK FACTORS

This document contains, and management may make, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, may be forward-looking statements. When used in our Management’s Discussion and Analysis, the words: “believes”, “anticipates”, “expects”, “projections”, “outlook”, “should”, “could”, “plan”, “guidance”, “likely”, “on track to”, “targeted” and similar expressions are intended to identify forward-looking statements. We wish to caution readers that accuracy with respect to forward-looking projections is difficult and risks and uncertainties, in some cases, have affected and in the future could affect our actual results and could cause our actual results for the remainder of 2012 and beyond to differ materially from historical results and from those expressed in any of our forward-looking statements. We operate in a business environment that is continually changing, and as such, new risk factors may emerge over time. Additionally, our business is conducted in competitive markets and therefore involves a higher degree of risk. We cannot predict these new risk factors nor can we assess the impact, if any, that they may have on our business in the future. Some of the factors that could cause actual results to differ include, but are not limited to, the following:

•	changes in the demand for our products;

•	risks and uncertainties with respect to our ability to retain profitable policies in force and attract profitable policies;

•	changes in our estimates of loss and loss adjustment expense reserves, resulting in adverse loss development;

•	changes in frequency and loss trends;

•	changes in regulation and economic conditions, particularly with respect to regions where we have geographical concentrations;

•	volatile and unpredictable developments, including severe weather and other natural physical events, catastrophes and terrorist actions;

•	risks and uncertainties with respect to our ability to collect all amounts due from reinsurers and to maintain current levels of reinsurance in the future at commercially reasonable rates, or at all;

•	heightened volatility, fluctuations in interest rates, inflationary pressures, default rates and other factors that affect investment returns from our investment portfolio;

•	risks and uncertainties associated with our participation in shared market mechanisms, mandatory reinsurance programs and mandatory and voluntary pooling arrangements;

•	an increase in mandatory assessments by state guaranty funds or by Lloyd’s Central Fund;

•	actions by our competitors, many of which are larger or have greater financial resources than we do;

•	loss or retirement of key employees;

•

operating difficulties and other unintended consequences from acquisitions and integration of acquired businesses, the introduction of new products and related technology changes and new operating models;

•	changes in our claims-paying and financial strength ratings;

•	negative changes in our level of statutory surplus;

•	risks and uncertainties with respect to our growth strategies;

•	our ability to declare and pay dividends;

•	changes in accounting principles and related financial reporting requirements;

•	errors or omissions in connection with the administration of any of our products;

•	risks and uncertainties with technology, data security and/or outsourcing relationships may negatively impact our ability to conduct business;

•	an inability to be compliant with new regulations such as Solvency II or existing regulation such as Sarbanes-Oxley.

•	unfavorable judicial or legislative developments; and

•	other factors described in such forward-looking statements.

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

For a more detailed discussion of our risks and uncertainties, see also Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Shares purchased in the first quarter of 2012 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs

January 1 – 31, 2012	4,402	$35.17	-	$135,200,000
February 1-29, 2012	36,744	40.89	-	135,200,000
March 1-31, 2012	3,251	39.71	-	135,200,000

Total	44,397	$40.24	-	$135,200,000

The number of shares purchased reflects shares withheld to satisfy exercise price and/or tax withholding amounts due from employees associated with the exercise or vesting of equity awards.

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

EX – 101

The following materials from The Hanover Insurance Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Income for the three months ended March 31, 2012 and 2011; (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011; (iii) Consolidated Balance Sheets at March 31, 2012 and December 31, 2011; (iv) Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (vi) related notes to these financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hanover Insurance Group, Inc
Registrant

May 4, 2012	/s/ Frederick H. Eppinger, Jr.
Date	Frederick H. Eppinger, Jr.
President, Chief Executive Officer
and Director

May 4, 2012	/s/ David B. Greenfield
Date	David B. Greenfield
Executive Vice President,
Chief Financial Officer and
Principal Accounting Officer