Form 10-Q
period 2012-06-30
HANOVER INSURANCE GROUP, INC.
filed 2012-08-02
CIK 944695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of the registrant’s common stock was 44,820,118 as of July 31, 2012.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,					Six Months Ended June 30,
(in millions, except per share data)	2012		2011			2012	2011

REVENUES
Premiums	$	1,050.0	$	770.5	$	2,085.6	$	1,532.2
Net investment income		68.5		61.0		137.3		121.4
Net realized investment gains (losses):
Net realized gains (losses) from sales and other		(1.8)		14.2		3.2		18.9
Net other–than–temporary impairment losses on investments recognized in earnings		(1.6)		(0.8)		(3.5)		(2.2)

Total net realized investment gains (losses)		(3.4)		13.4		(0.3)		16.7

Fees and other income		12.1		9.0		26.4		17.4

Total revenues		1,127.2		853.9		2,249.0		1,687.7

LOSSES AND EXPENSES
Losses and loss adjustment expenses		732.1		617.5		1,393.5		1,128.5
Policy acquisition expenses		233.1		162.7		461.2		325.2
Interest expense		15.9		10.8		32.1		21.2
Other operating expenses		135.0		123.1		280.3		235.5

Total losses and expenses		1,116.1		914.1		2,167.1		1,710.4

Income (loss) before income taxes		11.1		(60.2)		81.9		(22.7)

Income tax expense (benefit):
Current		(10.9)		(26.4)		28.1		(22.3)
Deferred		12.2		(1.0)		(6.7)		4.5

Total income tax expense (benefit)		1.3		(27.4)		21.4		(17.8)

Income (loss) from continuing operations		9.8		(32.8)		60.5		(4.9)
Gain from sale of Citizens Management, Inc		10.9		-		10.9		-
Net gain from other discontinued operations (net of income tax benefit (expense)) of $0.3 and $(0.4) for the three months ended June 30, 2012 and June 30, 2011 and $0.4 and $(0.1) for the six months ended June 30, 2012 and June 30, 2011)		0.1		0.6		(0.9)		2.0

Net income (loss)	$	20.8	$	(32.2)	$	70.5	$	(2.9)

PER SHARE DATA
Basic
Income (loss) from continuing operations	$	0.22	$	(0.72)	$	1.35	$	(0.11)
Gain from sale of Citizens Management, Inc		0.24		-		0.24		-
Net gain from other discontinued operations		-		0.01		(0.02)		0.05

Net income (loss) per share	$	0.46	$	(0.71)	$	1.57	$	(0.06)

Weighted average shares outstanding		44.9		45.4		44.9		45.4

Diluted
Income (loss) from continuing operations	$	0.22	$	(0.72)	$	1.33	$	(0.11)
Gain from sale of Citizens Management, Inc		0.24		-		0.24		-
Net gain from other discontinued operations		-		0.01		(0.02)		0.05

Net income (loss) per share	$	0.46	$	(0.71)	$	1.55	$	(0.06)

Weighted average shares outstanding		45.4		45.4		45.4		45.4

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,					Six Months Ended June 30,
(in millions)		2012		2011		2012		2011

Net income (loss)	$	20.8	$	(32.2)	$	70.5	$	(2.9)

Other comprehensive income:
Available-for-sale securities and derivative instruments:
Net appreciation during the period		26.6		35.4		90.2		35.6
Portion of other-than-temporary impairment losses transferred from other comprehensive income		2.7		2.1		7.3		5.4
Benefit (provision) for deferred income taxes		15.6		(1.6)		(8.7)		1.5

Total available-for-sale securities and derivative instruments		44.9		35.9		88.8		42.5

Pension and postretirement benefits:
Amortization recognized as net periodic benefit costs:
Net actuarial loss		3.3		3.8		6.5		7.7
Prior service cost		(1.0)		(1.3)		(1.9)		(2.6)

Total amortization recognized as net periodic benefit costs		2.3		2.5		4.6		5.1
Provision for deferred income taxes		(0.8)		(0.9)		(1.6)		(1.8)

Total pension and postretirement benefits		1.5		1.6		3.0		3.3

Cumulative foreign currency translation adjustment:
Amount recognized as cumulative foreign currency translation during the period		(12.9)		-		1.4		-
Benefit (provision) for deferred income taxes		4.5		-		(0.5)		-

Total cumulative foreign currency translation adjustment		(8.4)		-		0.9		-

Other comprehensive income		38.0		37.5		92.7		45.8

Comprehensive income	$	58.8	$	5.3	$	163.2	$	42.9

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except per share data)	June 30, 2012			December 31, 2011
ASSETS
Investments:
Fixed maturities, at fair value (amortized cost of $6,183.3 and $6,008.7)	$	6,534.8	$	6,284.7
Equity securities, at fair value (cost of $342.8 and $239.9)		367.5		246.4
Other investments		229.1		190.2

Total investments		7,131.4		6,721.3

Cash and cash equivalents		520.8		820.4
Accrued investment income		71.2		71.8
Premiums and accounts receivable, net		1,372.9		1,168.1
Reinsurance recoverable on paid and unpaid losses and unearned premiums		2,434.2		2,262.2
Deferred policy acquisition costs		495.9		458.6
Deferred income taxes		271.6		274.0
Goodwill		184.6		185.5
Other assets		513.9		515.5
Assets of discontinued operations		122.2		121.2

Total assets	$	13,118.7	$	12,598.6

LIABILITIES
Loss and loss adjustment expense reserves	$	5,853.4	$	5,760.3
Unearned premiums		2,529.2		2,292.1
Expenses and taxes payable		580.4		642.9
Reinsurance premiums payable		492.3		378.9
Debt		917.4		911.1
Liabilities of discontinued operations		128.5		129.3

Total liabilities		10,501.2		10,114.6

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 20.0 million shares authorized, none issued		-		-
Common stock, $0.01 par value, 300.0 million shares authorized, $60.5 million shares issued		0.6		0.6
Additional paid-in capital		1,782.2		1,784.8
Accumulated other comprehensive income		303.1		210.4
Retained earnings		1,255.4		1,211.3
Treasury stock, at cost (16.0 and 15.9 million shares)		(723.8)		(723.1)

Total shareholders’ equity		2,617.5		2,484.0

Total liabilities and shareholders’ equity	$	13,118.7	$	12,598.6

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

		Six Months Ended June 30,
(in millions)		2012	2011

PREFERRED STOCK
Balance at beginning and end of period	$	-	$	-

COMMON STOCK
Balance at beginning and end of period		0.6		0.6

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period		1,784.8		1,796.5
Employee and director stock-based awards and other		(2.6)		(14.0)

Balance at end of period		1,782.2		1,782.5

ACCUMULATED OTHER COMPREHENSIVE INCOME
NET UNREALIZED APPRECIATION ON INVESTMENTS AND DERIVATIVE INSTRUMENTS:

Balance at beginning of period		308.7		218.3
Net appreciation during the period:
Net appreciation on available-for-sale securities and derivative instruments		97.5		41.0
Benefit (provision) for deferred income taxes		(8.7)		1.5

		88.8		42.5

Balance at end of period		397.5		260.8

DEFINED BENEFIT PENSION AND POSTRETIREMENT PLANS:
Balance at beginning of period		(86.8)		(81.6)
Amount recognized as net periodic benefit cost during the period		4.6		5.1
Provision for deferred income taxes		(1.6)		(1.8)

		3.0		3.3

Balance at end of period		(83.8)		(78.3)

CUMULATIVE FOREIGN CURRENCY TRANSLATION ADJUSTMENT:
Balance at beginning of period		(11.5)		-
Amount recognized as cumulative foreign currency translation during the period		1.4		-
Provision for deferred income taxes		(0.5)		-

		0.9		-

Balance at end of period		(10.6)		-

Total accumulated other comprehensive income		303.1		182.5

RETAINED EARNINGS
Balance at beginning of period		1,211.3		1,246.8
Cumulative effect of accounting change, net of taxes		-		(23.1)

Balance at beginning of period, as adjusted		1,211.3		1,223.7
Net income (loss)		70.5		(2.9)
Dividends to shareholders		(27.0)		(25.0)
Treasury stock issued for less than cost		(3.8)		(5.9)
Recognition of employee stock-based compensation		4.4		9.5

Balance at end of period		1,255.4		1,199.4

TREASURY STOCK
Balance at beginning of period		(723.1)		(720.1)
Shares purchased at cost		(10.0)		-
Net shares reissued at cost under employee stock-based compensation plans		9.3		16.6

Balance at end of period		(723.8)		(703.5)

Total shareholders’ equity	$	2,617.5	$	2,461.5

The accompanying notes are an integral part of these interim consolidated financial statements

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

		Six Months Ended June 30,
(in millions)	2012		2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$	70.5	$	(2.9)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net loss from retirement of debt		-		2.2
Net realized investment gains (losses)		1.2		(16.4)
Net amortization and depreciation		17.6		7.6
Gain on sale of Citizens Management, Inc.		(10.9)		-
Stock-based compensation expense		6.3		7.3
Amortization of deferred benefit plan costs		4.6		5.1
Deferred income taxes		(7.1)		4.8
Change in deferred acquisition costs		(37.3)		(3.0)
Change in premiums receivable, net of reinsurance premiums payable		(91.3)		9.8
Change in loss, loss adjustment expense and unearned premium reserves		330.9		157.4
Change in reinsurance recoverable		(170.5)		(24.2)
Change in expenses and taxes payable		(45.9)		(11.5)
Other, net		(8.8)		(33.5)

Net cash provided by operating activities		59.3		102.7

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposals and maturities of fixed maturities		976.1		715.6
Proceeds from disposals of equity securities and other investments		7.0		2.9
Purchases of fixed maturities		(1,154.4)		(546.9)
Purchases of equity securities and other investments		(148.8)		(34.5)
Proceeds from disposal of Citizens Management, Inc., net of cash transferred		5.2		-
Capital expenditures		(6.7)		(4.5)
Net payments related to derivative agreements		(4.4)		(1.9)

Net cash provided by (used in) investing activities		(326.0)		130.7

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of employee stock options		1.3		3.9
Proceeds from debt borrowings		7.4		304.9
Change in collateral related to securities lending program		(11.6)		(30.5)
Dividends paid to shareholders		(27.0)		(25.0)
Repurchases of debt		(0.8)		(57.2)
Repurchases of common stock		(10.0)		-
Other financing activities		(0.3)		(0.6)

Net cash provided by (used in) financing activities		(41.0)		195.5

Effect of exchange rate changes on cash		8.0		-
Net change in cash and cash equivalents		(299.7)		428.9
Net change in cash related to discontinued operations		0.1		2.3
Cash and cash equivalents, beginning of period		820.4		290.4

Cash and cash equivalents, end of period	$	520.8	$	721.6

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

The interim consolidated financial statements of THG include the accounts of The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America, THG’s principal U.S. domiciled property and casualty companies; Chaucer Holdings plc (“Chaucer”), a specialist underwriting group which operates through the Society and Corporation of Lloyd’s (“Lloyd’s”) and certain other insurance and non-insurance subsidiaries. These legal entities conduct their operations through several business segments discussed in Note 9 – “Segment Information”. The acquisition of Chaucer on July 1, 2011, which has added meaningful business volumes to THG results, has affected the comparability of the interim consolidated financial statements and related footnotes. Results of operations for the three and six months ended June 30, 2012 include results from all of the Company’s business segments. Results of operations for the comparable periods in 2011 do not include any results of Chaucer. Additionally, the interim consolidated financial statements include the Company’s discontinued operations, consisting primarily of the Company’s former life insurance businesses, its accident and health business and its third party administrator. All intercompany accounts and transactions have been eliminated.

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

In the opinion of the Company's management, the accompanying interim consolidated financial statements reflect all adjustments, consisting of normal recurring items, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 29, 2012.

2. New Accounting Pronouncements

Recently Implemented Standards

In September 2011, the Financial Accounting Standards Board (“FASB”) issued ASC Update No. 2011-08 (Topic 350) Testing Goodwill for Impairment. This ASC update allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The update provides that an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on its qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The update further improves previous guidance by expanding upon the examples of events and circumstances that an entity should consider in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the update improves the examples of events and circumstances that should be considered by an entity that has a reporting unit with a zero or negative carrying amount in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. This ASC update is effective for annual and interim periods beginning after December 15, 2011, with early adoption permitted. The Company implemented this guidance effective January 1, 2012. The effect of implementing this guidance was not material to the Company’s financial position or results of operations.

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

Recently Issued Standards

In July 2012, the Financial Accounting Standards Board (“FASB”) issued ASC Update No. 2012-02 (Topic 350) Testing Indefinite – Lived Intangible Assets for Impairment. This ASC update allows an entity to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite – lived intangible asset is impaired. This assessment should be used as a basis for determining whether it is necessary to perform the quantitative impairment test. An entity would not be required to calculate the fair value of the intangible asset and perform the quantitative test unless the entity determines, based upon its qualitative assessment, that it is more likely than not that its fair value is less than its carrying value. The update further improves previous guidance by expanding upon the examples of events and circumstances that an entity should consider in determining whether it is more likely than not that the fair value of an indefinite – lived intangible asset is less than its carrying amount. The update also allows an entity the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. This ASC update is effective for annual and interim periods beginning after September 15, 2012, with early adoption permitted. The Company does not expect the adoption of ASC Update 2012-02 to have a material impact on its financial position or results of operations.

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

Pro Forma Results

The following unaudited pro forma information presents the combined revenues, net income and net income per share of THG and Chaucer for the three and six months ended June 30, 2011, with pro forma purchase accounting adjustments as if the acquisition had been consummated as of January 1, 2011. This pro forma information is not necessarily indicative of what would have occurred had the acquisition and related transactions been made on January 1, 2011, or of future results of the Company. The Company’s income statement accounts denominated in foreign currencies are translated to U.S. dollars at the average rates of exchange for the period indicated.

	Three Months Ended June 30,	Six Months Ended June 30,
(in millions, except per share data)	2011	2011
Revenue	$1,052.0	$2,119.5
Net income (loss)	$(26.4)	$(51.9)
Net income (loss) per share – basic	$(0.58)	$(1.14)
Net income (loss) per share - diluted	$(0.58)	$(1.14)
Weighted average shares outstanding - basic	45.4	45.4
Weighted average shares outstanding - diluted	45.4	45.4

Other

The Company recognized approximately $0.7 and $4.0 million in net foreign currency transaction gains in the Statement of Income during the three and six months ended June 30, 2012.

DISCONTINUED OPERATIONS

Discontinued Third Party Administration Business

On April 30, 2012, the Company completed the sale of its third party administration subsidiary, Citizens Management, Inc. This transaction resulted in a gain of $10.9 million after taxes.

4. Income Taxes

Income tax expense for the six months ended June 30, 2012 and 2011 has been computed using estimated effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect current estimates of the annual effective tax rates.

For the six months ended June 30, 2012, the tax provision is comprised of a $4.0 million U.S. federal income tax expense and $17.4 million foreign income tax expense. For the six months ended June 30, 2011, the tax provision was comprised of a $17.8 million U.S. federal income tax benefit.

Certain of the Company’s non-U.S. income is not subject to U.S. tax until repatriated. Foreign taxes on this non – U.S. income are accrued at the local foreign tax rate. This assumption could change, as a result of a sale of the subsidiaries, the receipt of dividends from the subsidiaries, a change in management’s intentions, or as a result of various other events. For the six months ended June 30, 2012, all of the Company’s non – US income is subject to U.S. tax.

The Company or its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions, as well as foreign jurisdictions. With few exceptions, the Company and its subsidiaries are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2007. The IRS audits of the years 2009 and 2010 commenced in June 2012. The Company and its subsidiaries are still subject to U.S. state income tax examinations by tax authorities for years after 2001 and foreign examinations for years after 2008.

5. Pension and Other Postretirement Benefit Plans

The components of net periodic pension cost for defined benefit pension and other postretirement benefit plans included in the Company’s results of operations are as follows:

	Three Months Ended June 30,
(in millions)	2012	2011	2012	2011
	Pension Plans		Postretirement Plans
Service cost – benefits earned during the period	$0.4	$-	$0.1	$-
Interest cost	8.8	7.9	0.5	0.6
Expected return on plan assets	(9.7)	(8.6)	-	-
Recognized net actuarial loss	3.2	3.7	0.1	0.1
Amortization of prior service cost	-	-	(1.0)	(1.3)

Net periodic cost (benefit)	$2.7	$3.0	$(0.3)	$(0.6)

	Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
	Pension Plans		Postretirement Plans
Service cost – benefits earned during the period	$0.8	$-	$0.1	$-
Interest cost	17.6	15.8	1.0	1.2
Expected return on plan assets	(19.4)	(17.1)	-	-
Recognized net actuarial loss	6.4	7.5	0.1	0.2
Amortization of prior service cost	-	-	(1.9)	(2.6)

Net periodic cost (benefit)	$5.4	$6.2	$(0.7)	$(1.2)

6. Investments

A. Fixed maturities and equity securities

The amortized cost and fair value of available-for-sale fixed maturities and the cost and fair value of equity securities were as follows:

	June 30, 2012
(in millions)	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI Unrealized Losses
Fixed maturities:
U.S. Treasury and government agencies	$190.5	$8.5	$0.2	$198.8	$-
Foreign government	302.7	1.9	0.1	304.5	-
Municipal	949.6	83.4	2.7	1,030.3	-
Corporate	3,371.6	230.1	21.7	3,580.0	10.4
Residential mortgage-backed	805.3	41.6	7.8	839.1	5.5
Commercial mortgage-backed	343.9	15.3	0.3	358.9	-
Asset-backed	219.7	4.3	0.8	223.2	-

Total fixed maturities	$6,183.3	$385.1	$33.6	$6,534.8	$15.9

Equity securities	$342.8	$30.7	$6.0	$367.5	$-

	December 31, 2011
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI Unrealized Losses
Fixed maturities:
U.S. Treasury and government agencies	$261.7	$7.8	$0.2	$269.3	$-
Foreign government	239.1	0.4	0.5	239.0	-
Municipal	964.5	67.4	3.9	1,028.0	-
Corporate	3,218.2	197.7	40.3	3,375.6	13.8
Residential mortgage-backed	816.1	40.9	8.4	848.6	6.1
Commercial mortgage-backed	367.6	12.5	1.0	379.1	-
Asset-backed	141.5	4.3	0.7	145.1	-

Total fixed maturities	$6,008.7	$331.0	$55.0	$6,284.7	$19.9

Equity securities	$239.9	$15.3	$8.8	$246.4	$-

Other-than-temporary impairments (“OTTI”) unrealized losses in the tables above represent OTTI recognized in accumulated other comprehensive income. This amount excludes net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date of $23.9 million and $25.1 million as of June 30, 2012 and December 31, 2011, respectively.

The amortized cost and fair value by maturity periods for fixed maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or the Company may have the right to put or sell the obligations back to the issuers.

(in millions)	June 30, 2012
	Amortized Cost	Fair Value
Due in one year or less	$438.7	$443.5
Due after one year through five years	2,104.3	2,200.5
Due after five years through ten years	1,620.2	1,763.6
Due after ten years	651.2	706.0

	4,814.4	5,113.6
Mortgage-backed and asset-backed securities	1,368.9	1,421.2

Total fixed maturities	$6,183.3	$6,534.8

B. Securities in an unrealized loss position

The following tables provide information about the Company’s fixed maturities and equity securities that were in an unrealized loss position at June 30, 2012 and December 31, 2011.

	June 30, 2012
	12 months or less		Greater than 12 months		Total
(in millions)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

Fixed maturities:
Investment grade:
U.S. Treasury and government agencies	$-	$0.7	$0.2	$8.8	$0.2	$9.5
Foreign governments	0.1	25.0	-	-	0.1	25.0
Municipal	0.5	33.5	2.2	33.8	2.7	67.3
Corporate	3.2	323.0	8.3	62.3	11.5	385.3
Residential mortgage-backed	1.2	58.1	5.9	21.3	7.1	79.4
Commercial mortgage-backed	-	27.3	0.3	4.8	0.3	32.1
Asset-backed	0.1	30.2	-	-	0.1	30.2

Total investment grade	5.1	497.8	16.9	131.0	22.0	628.8
Below investment grade:
Municipal	-	-	-	2.0	-	2.0
Corporate	4.0	35.2	6.2	59.2	10.2	94.4
Residential mortgage-backed	0.7	9.2	-	-	0.7	9.2
Asset-backed	0.7	0.9	-	-	0.7	0.9

Total below investment grade	5.4	45.3	6.2	61.2	11.6	106.5

Total fixed maturities	10.5	543.1	23.1	192.2	33.6	735.3

Equity securities	4.9	76.9	1.1	7.9	6.0	84.8

Total	$15.4	$620.0	$24.2	$200.1	$39.6	$820.1

	December 31, 2011
	12 months or less		Greater than 12 months		Total
(in millions)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Fixed maturities:
Investment grade:
U.S. Treasury and government agencies	$0.2	$57.7	$-	$-	$0.2	$57.7
Foreign governments	0.5	148.8	-	-	0.5	148.8
Municipal	0.5	28.0	3.4	58.8	3.9	86.8
Corporate	19.9	699.6	8.2	35.6	28.1	735.2
Residential mortgage-backed	5.1	115.8	2.4	9.9	7.5	125.7
Commercial mortgage-backed	0.7	58.0	0.3	4.6	1.0	62.6
Asset-backed	0.2	67.6	-	-	0.2	67.6

Total investment grade	27.1	1,175.5	14.3	108.9	41.4	1,284.4

Below investment grade:
Corporate	8.5	118.0	3.7	14.7	12.2	132.7
Residential mortgage-backed	0.9	8.0	-	-	0.9	8.0
Asset-backed	0.5	0.9	-	-	0.5	0.9

Total below investment grade	9.9	126.9	3.7	14.7	13.6	141.6

Total fixed maturities	37.0	1,302.4	18.0	123.6	55.0	1,426.0

Equity securities	8.8	87.2	-	-	8.8	87.2

Total	$45.8	$1,389.6	$18.0	$123.6	$63.8	$1,513.2

The Company views the gross unrealized losses on fixed maturities and equity securities as being temporary since it is its assessment that these securities will recover in the near term, allowing the Company to realize the anticipated long-term economic value. The Company employs a systematic methodology to evaluate declines in fair value below amortized cost for fixed maturity securities or cost for equity securities. In determining OTTI of fixed maturity and equity securities, the Company evaluates several factors and circumstances, including the issuer’s overall financial condition; the issuer’s credit and financial strength ratings; the issuer’s financial performance, including earnings trends, dividend payments and asset quality; any specific events which may influence the operations of the issuer; the general outlook for market conditions in the industry or geographic region in which the issuer operates; and the length of time and the degree to which the fair value of an issuer’s securities remains below the Company’s cost. With respect to fixed maturity investments, the Company considers any factors that might raise doubt about the issuer’s ability to pay all amounts due according to the contractual terms and whether the Company expects to recover the entire amortized cost basis of the security. With respect to equity securities, the Company considers its ability and intent to hold the investment for a period of time to allow for a recovery in value. The Company applies these factors to all securities.

C. Proceeds from sales

Proceeds from sales of available-for-sale securities and the gross realized gains and losses on those sales were as follows:

	Three Months Ended June 30,
	2012			2011
(in millions)	Proceeds from Sales	Gross Gains	Gross Losses	Proceeds from Sales	Gross Gains	Gross Losses
Fixed maturities	$128.8	$1.9	$0.5	$297.3	$11.7	$0.2
Equity securities	2.8	0.5	-	1.8	0.4	-

	Six Months Ended June 30,
	2012			2011
(in millions)	Proceeds from Sales	Gross Gains	Gross Losses	Proceeds from Sales	Gross Gains	Gross Losses
Fixed maturities	$408.0	$6.6	$1.6	$403.8	$15.9	$1.0
Equity securities	3.5	0.5	0.2	1.8	0.4	-

D. Other Investments

The Company held overseas deposits of $153.6 million and $135.1 million at June 30, 2012 and December 31, 2011, respectively, which are investments held in overseas funds and managed exclusively by Lloyd’s. These investments are reflected in other investments in the Consolidated Balance Sheets.

E. Other-than-temporary impairments

For the three months ended June 30, 2012, total OTTI of fixed maturities and equity securities were $2.2 million, of which $1.6 million was recognized in earnings and the remaining $0.6 million was recorded as unrealized losses in accumulated other comprehensive income. For the first six months of 2012, total OTTI of fixed maturities and equity securities were $3.8 million, of which $3.5 million was recognized in earnings and the remaining $0.3 million was recorded as unrealized losses in accumulated other comprehensive income.

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

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Credit losses as of the beginning of the period	$13.5	$16.3	$14.5	$16.7
Credit losses for which an OTTI was not previously recognized	0.3	-	0.4	-
Additional credit losses on securities for which an OTTI was previously recognized	0.3	-	0.6	0.2
Reduction for securities sold, matured or called during the period	(0.3)	(0.7)	(1.7)	(1.3)
Reduction for securities reclassified as intend to sell	-	(0.8)	-	(0.8)

Credit losses as of the end of the period	$13.8	$14.8	$13.8	$14.8

F. Restricted assets

In accordance with Lloyd’s operating guidelines, the Company deposits funds at Lloyd’s to support underwriting operations. These funds are available only to fund claim obligations. These restricted assets consisted of approximately $404 million of fixed maturities and $125 million of cash and cash equivalents as of June 30, 2012. The Company also deposits funds with various state and governmental authorities in the U.S. For a discussion of the Company’s deposits with state and governmental authorities, see also Note 3 – “Investments” of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Cash and Cash Equivalents

The carrying amount approximates fair value. Cash equivalents consist of money market instruments, which are generally valued using unadjusted quoted prices in active markets that are accessible for identical assets and are primarily classified as Level 1.

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

The Company utilizes a third party pricing service for the valuation of the majority of its fixed maturity securities and receives one quote per security. When quoted market prices in an active market are available, they are provided by the pricing service as the fair value and such values are classified as Level 1. Since fixed maturities other than U.S. Treasury securities generally do not trade on a daily basis, the pricing service prepares estimates of fair value for those securities using pricing applications based on a market approach. Inputs into the fair value pricing common to all asset classes include: benchmark U.S. Treasury security yield curves; reported trades of identical or similar fixed maturity securities; broker/dealer quotes of identical or similar fixed maturity securities and structural characteristics such as maturity date, coupon, mandatory principal payment dates, frequency of interest and principal payments, and optional redemption features. Inputs into the fair value applications that are unique by asset class include, but are not limited to:

—	U.S. government agencies – determination of direct versus indirect government support and whether any contingencies exist with respect to the timely payment of principal and interest.

—	Foreign government – estimates of appropriate market spread versus underlying related sovereign treasury curve(s) dependent on liquidity and direct or contingent support.

—

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

—

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

The estimated fair values of the financial instruments were as follows:

(in millions)	June 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial Assets
Cash and cash equivalents	$520.8	$520.8	$820.4	$820.4
Fixed maturities	6,534.8	6,534.8	6,284.7	6,284.7
Equity securities	367.5	367.5	246.4	246.4
Mortgage loans	4.3	4.6	4.7	5.0
Other investments	154.5	154.5	135.1	135.1

Total financial assets	$7,581.9	$7,582.2	$7,491.3	$7,491.6

Financial Liabilities
Debt	$917.4	$1,032.0	$911.1	$1,014.9

The Company has processes designed to ensure that the values received from its third party pricing service are accurately recorded, that the data inputs and valuation techniques utilized are appropriate and consistently applied and that the assumptions are reasonable and consistent with the objective of determining fair value. The Company performs a review of the fair value hierarchy classifications and of prices received from its pricing service on a quarterly basis. The Company reviews the pricing services’ policies describing its methodology, processes, practices and inputs, including various financial models used to value securities. Also, the Company reviews the portfolio pricing. Securities with changes in prices that exceed a defined threshold are verified to independent sources, if available. If upon review, the Company is not satisfied with the validity of a given price, a pricing challenge would be submitted to the pricing service along with supporting documentation for its review. The Company does not adjust quotes or prices obtained from the pricing service unless the pricing service agrees with the Company’s challenge. During 2012 and 2011, the Company did not adjust any prices received from brokers or its pricing service.

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

The following tables provide, for each hierarchy level, the Company’s assets at June 30, 2012 and December 31, 2011 that are measured at fair value on a recurring basis.

	June 30, 2012
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$198.8	$73.5	$125.3	$-
Foreign governments	304.5	68.8	235.7	-
Municipal	1,030.3	-	1,013.4	16.9
Corporate	3,580.0	-	3,552.6	27.4
Residential mortgage-backed, U.S. agency backed	648.0	-	648.0	-
Residential mortgage-backed, non-agency	191.1	-	190.5	0.6
Commercial mortgage-backed	358.9	-	354.6	4.3
Asset-backed	223.2	-	199.0	24.2

Total fixed maturities	6,534.8	142.3	6,319.1	73.4
Equity securities	357.8	281.9	50.3	25.6
Other investments	153.6	-	153.6	-

Total investment assets at fair value	$7,046.2	$424.2	$6,523.0	$99.0

	December 31, 2011
	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$269.3	$147.3	$122.0	$-
Foreign governments	239.0	-	239.0	-
Municipal	1,028.0	-	1,014.4	13.6
Corporate	3,375.6	-	3,351.8	23.8
Residential mortgage-backed, U.S. agency backed	663.3	-	663.3	-
Residential mortgage-backed, non-agency	185.3	-	180.1	5.2
Commercial mortgage-backed	379.1	-	374.4	4.7
Asset-backed	145.1	-	116.9	28.2

Total fixed maturities	6,284.7	147.3	6,061.9	75.5
Equity securities	237.0	177.4	36.2	23.4
Other investments	135.1	-	135.1	-

Total investment assets at fair value	$6,656.8	$324.7	$6,233.2	$98.9

The following table provides, for each hierarchy level, the Company’s estimated fair values of financial instruments that are not carried at fair value :

	June 30, 2012
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$520.8	$520.8	$-	$-
Equity securities	9.7	-	9.7	-
Mortgage loans	4.6	-	4.6	-
Other investments	0.9	-	0.9	-
Liabilities:
Debt	$1,032.0	$-	$1,032.0	$-

The table below provides a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fixed Maturities

(in millions)	Municipal	Corporate	Residential mortgage- backed, non- agency	Commercial mortgage- backed	Asset- backed	Total	Equities Securities	Total Assets
Three Months Ended June 30, 2012
Balance April 1, 2012	$17.0	$28.7	$0.7	$4.5	$24.3	$75.2	$21.4	$96.6
Transfers out of Level 3	-	(2.1)	-	-	(1.0)	(3.1)	-	(3.1)
Total gains (losses):
Included in earnings	-	0.2	-	-	0.1	0.3	-	0.3
Included in other comprehensive income - net appreciation (depreciation) on available for sale securities	0.1	(0.3)	-	-	0.3	0.1	4.2	4.3
Purchases and sales:
Purchases	-	1.5	-	-	1.0	2.5	-	2.5
Sales	(0.2)	(0.6)	(0.1)	(0.2)	(0.5)	(1.6)	-	(1.6)

Balance June 30, 2012	$16.9	$27.4	$0.6	$4.3	$24.2	$73.4	$25.6	$99.0

Three Months Ended June 30, 2011
Balance April 1, 2011	$15.9	$34.3	$0.6	$5.3	$13.4	$69.5	$2.9	$72.4
Transfers out of Level 3	-	(6.5)	-	-	-	(6.5)	-	(6.5)
Total gains:
Included in other comprehensive income - net appreciation on available for sale securities	0.5	0.2	-	-	0.3	1.0	-	1.0
Purchases and sales:
Purchases	-	8.9	-	-	-	8.9	-	8.9
Sales	(0.3)	(0.1)	(0.1)	(0.2)	(0.2)	(0.9)	-	(0.9)

Balance June 30, 2011	$16.1	$36.8	$0.5	$5.1	$13.5	$72.0	$2.9	$74.9

	Fixed Maturities

(in millions)	Municipal	Corporate	Residential mortgage- backed, non- agency	Commercial mortgage- backed	Asset- backed	Total	Equities Securities	Total Assets

Six Months Ended June 30, 2012
Balance January 1, 2012	$13.6	$23.8	$5.2	$4.7	$28.2	$75.5	$23.4	$98.9
Transfers into Level 3	-	4.3	-	-	-	4.3	0.1	4.4
Transfers out of Level 3	-	(2.1)	-	-	(8.7)	(10.8)	-	(10.8)
Total gains (losses):
Included in earnings	-	0.3	-	-	-	0.3	(0.2)	0.1
Included in other comprehensive income-net appreciation (depreciation) on available for sale securities	0.7	0.5	0.1	-	(0.7)	0.6	3.0	3.6
Purchases and sales:
Purchases	3.0	1.5	-	-	6.2	10.7	-	10.7
Sales	(0.4)	(0.9)	(4.7)	(0.4)	(0.8)	(7.2)	(0.7)	(7.9)

Balance June 30, 2012	$16.9	$27.4	$0.6	$4.3	$24.2	$73.4	$25.6	$99.0

Six Months Ended June 30, 2011
Balance January 1, 2011	$16.6	$28.2	$0.8	$5.5	$13.5	$64.6	$2.9	$67.5
Transfers into Level 3	-	3.7	-	-	-	3.7	-	3.7
Transfer out of Level 3	-	(6.5)	-	-	-	(6.5)	-	(6.5)
Total gains (losses):
Included in earnings	-	-	-	-	-	-	(0.5)	(0.5)
Included in other comprehensive income-net appreciation on available for sale securities	0.1	0.3	-	-	0.3	0.7	0.5	1.2
Purchases and sales:
Purchases	-	11.8	-	-	-	11.8	-	11.8
Sales	(0.6)	(0.7)	(0.3)	(0.4)	(0.3)	(2.3)	-	(2.3)

Balance June 30, 2011	$16.1	$36.8	$0.5	$5.1	$13.5	$72.0	$2.9	$74.9

During the three and six months ended June 30, 2012 and 2011, the Company transferred fixed maturities between Level 2 and Level 3 primarily as a result of assessing the significance of unobservable inputs on the fair value measurement. There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2012 or 2011.

The following table summarizes gains and losses due to changes in fair value that are recorded in net income for Level 3 assets. For the quarter ended June 30, 2011, there was no impact on income relating to Level 3 securities.

Three Months Ended June 30, 2012
(in millions)	Net realized investment gains
Level 3 Assets:
Fixed maturities:
Corporate	$0.2
Asset-backed	0.1

Total fixed maturities	$0.3

	Six Months Ended June 30,
	2012			2011
(in millions)	Other-than- temporary impairments	Net realized investment gains (losses)	Total	Other-than- temporary impairments
Level 3 Assets:
Fixed maturities:
Corporate	$-	$0.3	$0.3	$-
Asset-backed	(0.1)	0.1	-	-

Total fixed maturities	(0.1)	0.4	0.3	-
Equities	-	(0.2)	(0.2)	(0.5)

Total assets	$(0.1)	$0.2	$0.1	$(0.5)

The following table provides quantitative information about the significant unobservable inputs used by the Company in the fair value measurements of Level 3 assets as of June 30, 2012. Where discounted cash flows are used, the internally-developed discount rate is adjusted by the significant unobservable inputs shown in the table. Valuations for assets based on broker quotes for which there is a lack of transparency as to inputs used to develop the valuations have been excluded.

	Fair Value (in millions)	Valuation Technique	Significant Unobservable Inputs	Range (Wtd Average)
Fixed maturities:
Municipal	$16.9	Discounted cash flow	Discount for: Small issue size Long maturity Above-market coupon	1.0-4.0% (3.1%) 0.5%(0.5%) 0.3-1.0% (0.5%)

Corporate	27.2	Discounted cash flow	Discount for: Credit stress Above-market coupon Small issue size Long maturity	2.5-3.0% (2.5%) 0.3-1.0% (0.7%) 0.3-3.0% (0.6%) 0.5%(0.5%)

Residential mortgage-backed, non-agency	0.6	Discounted cash flow	Discount for: Small issue size	0.5%(0.5%)

Commercial mortgage-backed	4.3	Discounted cash flow	Discount for: Credit stress Small issue size Above-market coupon Lease structure	1.0%(1.0%) 0.5%(0.5%) 0.5%(0.5%) 0.3%(0.3%)

Asset-backed	24.2	Discounted cash flow	Discount for: Long maturity Small issue size Above-market coupon Lease structure	0.5-0.8% (0.7%) 0.3-2.0% (0.6%) 0.3-1.0% (0.4%) 0.3%(0.3%)

Equities	25.5	Market comparables	Net tangible asset market multiples	1.0X (1.0X)

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

8. Other Comprehensive Income

The following table provides a reconciliation of gross unrealized investment gains (losses) to the net balance shown in the Consolidated Statements of Comprehensive Income:

	Three Months Ended June 30,
	2012			2011
(in millions)	Pre-Tax	Tax Benefit (Expense)	Net of Tax	Pre-Tax	Tax Benefit (Expense)	Net of Tax
Unrealized gains on available-for-sale securities:

Unrealized gains arising during period	$29.9	$17.5	$47.4	$52.8	$(0.1)	$52.7

Less: reclassification adjustments for gains realized in net income	0.7	1.9	2.6	13.4	2.2	15.6

Total available-for-sale securities	29.2	15.6	44.8	39.4	(2.3)	37.1
Unrealized gains (losses) on derivative instruments:

Unrealized gains (losses) arising during period	0.1	-	0.1	(1.9)	0.7	(1.2)

Other comprehensive income	$29.3	$15.6	$44.9	$37.5	$(1.6)	$35.9

	Six Months Ended June 30,
	2012			2011
(in millions)	Pre-Tax	Tax Benefit (Expense)	Net of Tax	Pre-Tax	Tax Benefit (Expense)	Net of Tax
Unrealized gains on available-for- sale securities:

Unrealized gains arising during period	$100.4	$(3.5)	$96.9	$59.2	$5.1	$64.3

Less: reclassification adjustments for gains realized in net income	3.0	5.2	8.2	16.3	4.3	20.6

Total available-for-sale securities	97.4	(8.7)	88.7	42.9	0.8	43.7
Unrealized gains (losses) on derivative instruments:

Unrealized gains (losses) arising during period	0.1	-	0.1	(1.9)	0.7	(1.2)

Other comprehensive income	$97.5	$(8.7)	$88.8	$41.0	$1.5	$42.5

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

The Company reports interest expense related to its debt separately from the earnings of its operating segments. This consists of interest expense on the Company’s senior debentures, junior debentures, subordinated notes, advances under the Company’s collateralized borrowing program with the Federal Home Loan Bank of Boston, letter of credit facility, and capital securities.

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

Summarized below is financial information with respect to business segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
Segment revenues:
Commercial Lines	$487.3	$447.9	$963.0	$887.2
Personal Lines	388.8	388.2	777.2	774.9
Chaucer	251.8	-	503.5	-
Other Property and Casualty	4.2	5.6	8.7	11.4

Total	1,132.1	841.7	2,252.4	1,673.5
Intersegment revenues	(1.5)	(1.2)	(3.1)	(2.5)

Total segment revenues	1,130.6	840.5	2,249.3	1,671.0
Net realized investment gains	(3.4)	13.4	(0.3)	16.7

Total revenues	$1,127.2	$853.9	$2,249.0	$1,687.7

Segment income (loss) before income taxes:
Commercial Lines:
GAAP underwriting loss	$(44.7)	$(60.1)	$(47.2)	$(76.1)
Net investment income	35.0	34.0	70.7	67.6
Other income	0.3	0.8	1.0	1.4

Commercial Lines segment income (loss)	(9.4)	(25.3)	24.5	(7.1)
Personal Lines:
GAAP underwriting loss	(10.4)	(47.0)	(6.2)	(40.6)
Net investment income	21.3	23.1	42.9	45.8
Other income	1.4	1.1	3.1	2.3

Personal Lines segment income (loss)	12.3	(22.8)	39.8	7.5
Chaucer:
GAAP underwriting income	19.2	-	33.9	-
Net investment income	10.2	-	19.6	-
Other income	0.4	-	1.8	-

Chaucer segment income	29.8	-	55.3	-
Other Property and Casualty:
GAAP underwriting income (loss)	(0.8)	-	(1.2)	0.1
Net investment income	1.9	3.9	4.0	8.0
Other net expenses	(2.8)	(3.1)	(5.7)	(6.0)

Other Property and Casualty segment income (loss)	(1.7)	0.8	(2.9)	2.1

Total	31.0	(47.3)	116.7	2.5
Interest expense	(15.9)	(10.8)	(32.1)	(21.2)

Segment income (loss) before income taxes	15.1	(58.1)	84.6	(18.7)
Adjustments to segment income (loss):
Net realized investment gains (losses)	(3.4)	13.4	(0.3)	16.7
Net gain (loss) from retirement of debt	-	0.3	-	(2.2)
Costs related to acquired businesses	(0.9)	(11.1)	(2.4)	(13.8)
Loss on derivative instruments	-	(4.7)	-	(4.7)
Net foreign exchange gains	0.3	-	-	-

Income (loss) before income taxes	$11.1	$(60.2)	$81.9	$(22.7)

The following table provides identifiable assets for the Company’s business segments and discontinued operations:

(in millions)	June 30, 2012		December 31, 2011

U.S. Companies	$8,609.5	$	8,471.6
Chaucer	4,387.0		4,005.8
Discontinued operations	122.2		121.2

Total	$13,118.7	$	12,598.6

The Company reviews the assets of its U.S. Companies collectively and does not allocate them between the Commercial Lines, Personal Lines, and Other Property and Casualty segments.

10. Stock-based Compensation

Compensation cost and the related tax benefits were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

(in millions)	2012	2011	2012	2011
Stock-based compensation expense	$2.2	$2.6	$6.3	$6.0
Tax benefit	(0.8)	(0.9)	(2.2)	(2.1)

Stock-based compensation expense, net of taxes	$1.4	$1.7	$4.1	$3.9

Stock Options

Information on the Company’s stock option plan activity is summarized as follows:

	Six Months Ended June 30,
	2012		2011
(in whole shares and dollars)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	2,715,430	$38.57	2,843,909	$39.22
Granted	517,500	36.81	297,000	46.47
Exercised	(38,524)	30.49	(118,014)	33.13
Forfeited or cancelled	(51,250)	40.18	(18,250)	37.39
Expired	(158,850)	44.04	(256,250)	57.00

Outstanding, end of period	2,984,306	38.07	2,748,395	38.62

Restricted Stock Units

The following tables summarize activity information about employee restricted stock units:

	Six Months Ended June 30,
	2012		2011
(in whole shares and dollars)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Time-based restricted stock units:
Outstanding, beginning of period	768,529	$40.17	838,129	$40.93
Granted	172,691	36.99	111,496	46.10
Vested	(121,522)	35.30	(187,123)	45.14
Forfeited	(26,705)	40.03	(21,944)	41.54

Outstanding, end of period	792,993	40.22	740,558	40.63

Performance and market-based restricted stock units:
Outstanding, beginning of period	69,500	$45.37	101,680	$39.62
Granted	94,000	36.75	42,500	46.47
Vested	-	-	(25,055)	45.21
Forfeited	(1,125)	41.16	-	-

Outstanding, end of period	162,375	40.34	119,125	40.89

Performance based restricted stock units are based upon the achievement of the performance metrics at 100%. These units have the potential to range from 0% to 133% of the shares disclosed, which varies based on grant year and individual participation level. Increases above the 100% target level are reflected as granted in the period in which the performance-based stock unit goals are achieved. Decreases below the 100% target level are reflected as forfeited.

In the first three months of 2012, the Company granted market-based awards to certain members of senior management, which are included in the table above as performance and market-based restricted stock activity. The attainment of these stock units are based on the relative total shareholder return (“TSR”) of the Company. This metric is based on a three-year average relative TSR as compared to a Property and Casualty Index of peer companies. The fair value of market based awards was estimated at the date of grant using a valuation model. These units have the potential to range from 0% to 150% of the shares disclosed.

11. Earnings Per Share and Shareholders’ Equity Transactions

The following table provides weighted average share information used in the calculation of the Company’s basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2012	2011	2012	2011
Basic shares used in the calculation of earnings per share	44.9	45.4	44.9	45.4
Dilutive effect of securities:
Employee stock options	0.2	-	0.2	-
Non-vested stock grants	0.3	-	0.3	-

Diluted shares used in the calculation of earnings per share	45.4	45.4	45.4	45.4

Per share effect of dilutive securities on income (loss) from continuing operations	$-	$-	$(0.02)	$-

Per share effect of dilutive securities on net income (loss)	$-	$-	$(0.02)	$-

Diluted earnings per share for the three months ended June 30, 2012 and 2011 excludes 1.6 million and 1.9 million, respectively, of common shares issuable under the Company’s stock compensation plans, because their effect would be antidilutive. Diluted earnings per share for the six months ended June 30, 2012 and 2011 excludes 1.8 million and 2.2 million, respectively, of common shares issuable under the Company’s stock compensation plans, because their effect would be antidilutive.

12. Commitments and Contingencies

Legal Proceedings

Durand Litigation

On March 12, 2007, a putative class action suit captioned Jennifer A. Durand v. The Hanover Insurance Group, Inc., The Allmerica Financial Cash Balance Pension Plan was filed in the United States District Court for the Western District of Kentucky. The named plaintiff, a former employee who received a lump sum distribution from the Company’s Cash Balance Plan (the “Plan”) at or about the time of her termination, claims that she and others similarly situated did not receive the appropriate lump sum distribution because in computing the lump sum, the Company understated the accrued benefit in the calculation. The plaintiff claims that the Plan understated her distributions and those of similarly situated participants by failing to pay an additional so-called “whipsaw” amount reflecting the present value of an estimate of future interest credits from the date of the lump sum distribution to each participant’s retirement age of 65 discounted by applicable IRS rates.

The Plaintiff filed an Amended Complaint adding two new named plaintiffs and additional claims on December 11, 2009. In response, the Company filed a Motion to Dismiss on January 30, 2010. In addition to the pending claim challenging the calculation of lump sum distributions, the Amended Complaint includes: (a) a claim that the Plan failed to calculate participants’ account balances and lump sum payments properly because interest credits were based solely upon the performance of each participant’s selection from among various hypothetical investment options (as the Plan provided) rather than crediting the greater of that performance or the 30 year Treasury rate; (b) a claim that the 2004 Plan amendment, which changed interest crediting for all participants from the performance of participant’s investment selections to the 30 year Treasury rate, reduced benefits in violation of the Employee Retirement Income Security Act of 1974 (“ERISA”) for participants who had account balances as of the amendment date by not continuing to provide them performance-based interest crediting on those balances; and (c) claims for breach of fiduciary duty and ERISA notice requirements arising from the various interest crediting and lump sum distribution matters of which Plaintiffs complain. The District Court granted the Company’s Motion to Dismiss the additional claims on statute of limitations grounds by a Memorandum Opinion dated March 31, 2011, leaving the claims substantially as set forth in the original March 12, 2007 complaint. Plaintiffs filed a Motion for Reconsideration of the District Court’s decision to dismiss the additional claims, which was denied with respect to the claims set forth in (a) and (b) above; however, the Court did allow the fiduciary duty claims to stand. On June 22, 2012, the Company and the Plan filed a Motion for Summary Judgment to dismiss the claims of one of the plaintiffs who received his lump sum distribution after December 31, 2003, on the basis that certain amendments to the Plan effective January 1, 2004 eliminated any basis for payment of an additional “whipsaw” amount to participants who received lump sum distributions after December 31, 2003.

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

On March 5, 2009, the court issued an Order granting in part and denying in part a Motion to Dismiss filed by Defendants. The court dismissed all claims for bad faith and breach of fiduciary duty and all claims for flood damages under policies with flood exclusions or asserted under Louisiana’s Valued Policy Law, but rejected the insurers’ arguments that the purported assignments from individual claimants to the state were barred by anti-assignment provisions in the insurers’ policies. On April 30, 2009, Defendants filed a Petition for Permission to Appeal to the United States Court of Appeals for the Fifth Circuit (the “Fifth Circuit”), which was granted. On July 28, 2010, the Fifth Circuit certified the anti-assignment issue to the Louisiana Supreme Court. On May 10, 2011, the Supreme Court of Louisiana issued a decision holding that the anti-assignment provisions were not violative of public policy. The court also indicated, however, that such provisions would only serve to bar post-loss assignments if they clearly and unambiguously expressed that they apply to post-loss assignments. On June 28, 2011, the Fifth Circuit remanded the case to the Federal District Court for further proceedings consistent with the Louisiana’s Supreme Court’s opinion. On April 9, 2012, the court entered an order dismissing the state’s class action allegations; however, this order does not affect the state’s ability to pursue policyholder claims pursuant to alleged assignments obtained from the policyholders.

On April 13, 2012, the court entered a Case Management Order requiring the state to disclose to the defendants specified information regarding the nature of the state’s claims. In June 2012, the state furnished a spreadsheet in response to the Case Management Order. The spreadsheet identifies approximately 1,000 properties with respect to which the state apparently intends to pursue claims against the Company. The Company has reviewed the data provided by the state with respect to these claims and has concluded that it is insufficient to allow the Company to make a reasonable estimate of the potential range of ultimate liability arising from this litigation. The data does not appear to provide credible support for an assertion that the Company paid less than it was legally required to pay with respect to any of the listed claims and, if so, in what amounts.

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

PART I

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist readers in understanding the interim consolidated results of operations and financial condition of The Hanover Insurance Group, Inc. and its subsidiaries (“THG”). Consolidated results of operations and financial condition are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes included elsewhere in this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012.

Results of operations include the accounts of The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America (“Citizens”), our principal U.S. domiciled property and casualty companies; Chaucer Holdings plc (“Chaucer”), and certain other insurance and non-insurance subsidiaries. Effective July 1, 2011, we acquired Chaucer, a specialist insurance underwriting group which operates through the Society and Corporation of Lloyd’s (“Lloyd’s”) and is domiciled in the United Kingdom (“U.K.”). Results of operations include Chaucer’s results in periods subsequent to July 1, 2011. Accordingly, our results for the first six months of 2011 do not include Chaucer’s results. Additionally, our results of operations include our discontinued operations, consisting primarily of our former life insurance businesses, our accident and health business and our third party administrator.

Executive Overview

Business operations consist of four operating segments: Commercial Lines, Personal Lines, Chaucer and Other Property and Casualty.

We completed the acquisition of Chaucer on July 1, 2011, which has added meaningful business volumes to our quarterly results and has affected the comparability of our interim consolidated financial statements and related footnotes. For the three and six months ended June 30, 2012, our discussion of the results of operations includes results from all of our segments. Results of operations for the comparable periods in 2011 do not include any results of Chaucer.

Segment income excluding taxes and interest was $116.7 million for the six months ended June 30, 2012 compared to $2.5 million in the same period in 2011, an increase of $114.2 million. This increase is primarily due to decreased catastrophe and non-catastrophe weather-related losses in the first six months of 2012 in our domestic insurance companies and $55.3 million of segment income generated by Chaucer. This was partially offset by unfavorable development on prior years’ loss and loss adjustment expense (“LAE”) reserves (“prior years’ loss reserves”) in our domestic operations. Pre-tax catastrophe losses were $114.7 million for the six months ended June 30, 2012, of which $9.8 million related to our Chaucer segment. During the six months ended June 30, 2011, pre-tax catastrophe losses were $206.4 million. There was net development on prior years’ loss reserves of zero for the six months ended June 30, 2012, compared to favorable development of $43.8 million in the same period in 2011. During the six months ended June 30, 2012, $26.8 million of favorable development related to our Chaucer segment was offset by $26.8 million of unfavorable development related to our domestic operations.

Commercial Lines

We believe our unique approach to the small commercial market, distinctiveness in the middle market, and continued development of specialty lines provides us with a diversified portfolio of products and delivers significant value to agents and policyholders. The small commercial and middle market businesses are expected to contribute to premium growth in Commercial Lines over the next several years. We continue to pursue our core strategy of developing strong partnerships with agents, distinctive products, franchise value through limited distribution, and industry segmentation.

Growth in our specialty lines continues to be an important part of our strategy, supported by several acquisitions over the past several years. Commercial Lines segment net written premium grew by 13.7% in the first six months of 2012, driven by both our specialty businesses and our core commercial businesses.

We believe these efforts have driven, and will continue to drive, improvement in our overall mix of business and ultimately our underwriting profitability. Underwriting results improved in the first six months of 2012, as compared to the same period in 2011, primarily due to decreased catastrophe losses and increases in rate, partially offset by unfavorable development on prior years’ loss reserves, particularly with respect to our surety contract business.

The competitive nature of the Commercial Lines market requires us to be highly disciplined in our underwriting process to ensure that we write business at acceptable margins. Also, we continue to seek rate increases across our commercial lines, most notably in our property lines as a result of the heightened catastrophe and non-catastrophe weather-related losses that we experienced in recent years and in workers’ compensation as a result of economic stress. In our surety bond business, we continue to shift the business mix toward commercial surety from contract surety and enhance the underwriting tools and standards that we employ.

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

During the six months ended June 30, 2012, Personal Lines segment net written premiums were $718.5 million compared to $716.0 for the six months ended June 30, 2011. Our ongoing exposure management actions may possibly result in modest declines in our overall Personal Lines net written premiums in 2012.

Underwriting results improved in the first six months of 2012, as compared to the same period in 2011, primarily due to decreased catastrophe and non-catastrophe weather-related losses, partially offset by unfavorable development on prior years’ loss reserves. Unfavorable development on prior years’ loss reserves for the six months ended June 30, 2012 was $11.6 million, compared to favorable development of $20.0 million for the six months ended June 30, 2011. Similar to our strategy in Commercial Lines, we continue to seek additional rate increases in our personal automobile and homeowners lines as a result of the catastrophe and non-catastrophe weather-related losses that the industry experienced in recent years. In addition, continued increases in premium are expected in our target growth states as we seek to improve profitability and diversify from our existing core states.

Chaucer

In our Chaucer business, we deploy specialist underwriters in over 30 major insurance and reinsurance classes, including energy, marine and aviation, U.K. motor, property, and casualty and other coverages. We obtain business through Lloyd’s, the leading international insurance and reinsurance market, which provides us with access to specialist business in over 200 countries and territories worldwide through its international licenses, brand reputation and strong security rating.

Together, our underwriting strength, diverse portfolio and Lloyd’s membership underpin our ability to actively manage the scale, composition and profitable development of this business.

During the six months ended June 30, 2012, our Chaucer segment net written premiums were $530.0 million and net earned premiums were $473.5 million. We benefited from improved pricing within our marine, property and energy classes, following recent high levels of insured market losses. We were not able to achieve meaningful rate increases in the aviation and casualty classes. Also, U.K. motor market rates were relatively flat, following two years of significant increases. However, 2012 underwriting results are generally favorable, due to relatively benign loss activity in most classes.

Description of Operating Segments

Primary business operations include insurance products and services currently provided through four operating segments. These operating segments are Commercial Lines, Personal Lines, Chaucer and Other Property and Casualty. Commercial Lines includes commercial multiple peril, commercial automobile, workers’ compensation and other commercial coverages, such as specialty program business, inland marine, surety and other bonds, professional liability and management liability. Personal Lines includes personal automobile, homeowners and other personal coverages. Chaucer includes energy, marine and aviation, U.K. motor, property, and casualty and other coverages (which includes international liability, specialist coverages, and syndicate participations). The Other Property and Casualty segment consists of Opus Investment Management, Inc., which markets investment management services to institutions, pension funds and other organizations; earnings on holding company assets; and, a voluntary pools business which is in run-off. We present the separate financial information of each segment consistent with the manner in which our chief operating decision maker evaluates results in deciding how to allocate resources and in assessing performance.

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

Consolidated net income for the three months ended June 30, 2012 was $20.8 million, compared to a loss of $32.2 million for the three months ended June 30, 2011. The $53.0 million increase is primarily due to a decrease in catastrophe losses, income from our Chaucer segment and the gain from the sale of our third party administrator, Citizens Management Inc. (“CMI”), which was completed on April 30, 2012, (see also “Other Items”). Additionally, there were lower costs related to acquired businesses in 2012 as compared to 2011. The higher level of these costs in 2011 related to the Chaucer acquisition. These increases were partially offset by a decrease in favorable development on prior years’ loss reserves and a decrease in realized gains.

Consolidated net income for the six months ended June 30, 2012 was $70.5 million, compared to a loss of $2.9 million for the six months ended June 30, 2011. The $73.4 million increase is primarily due to a decrease in catastrophe losses, income from our recently acquired Chaucer segment, growth in earned premiums in our domestic insurance companies, the gain from the sale of CMI and the aforementioned lower costs related to acquired businesses. These increases were partially offset by a decrease in favorable development on prior years’ loss reserves and a decrease in realized gains.

The following table reflects segment income and a reconciliation of total segment income to consolidated net income.

	Three Months Ended June 30,					Six Months Ended June 30,
(in millions)		2012		2011		2012		2011

Segment income (loss) before income taxes:
Commercial Lines	$	(9.4)	$	(25.3)	$	24.5	$	(7.1)
Personal Lines		12.3		(22.8)		39.8		7.5
Chaucer		29.8		-		55.3		-
Other Property and Casualty		(1.7)		0.8		(2.9)		2.1

Total		31.0		(47.3)		116.7		2.5
Interest expense		(15.9)		(10.8)		(32.1)		(21.2)

Total segment income (loss) before income taxes		15.1		(58.1)		84.6		(18.7)

Income tax benefit (expense) on segment income		(5.1)		19.7		(28.6)		6.2
Net realized investment gains (losses)		(3.4)		13.4		(0.3)		16.7
Net gain (loss) from retirement of debt		-		0.3		-		(2.2)
Costs related to acquired businesses		(0.9)		(11.1)		(2.4)		(13.8)
Loss on derivative instruments		-		(4.7)		-		(4.7)
Net foreign exchange gains		0.3		-		-		-
Income tax benefit on non-segment income		3.8		7.7		7.2		11.6

Income (loss) from continuing operations		9.8		(32.8)		60.5		(4.9)
Gain from sale of Citizens Management, Inc., net of taxes		10.9		-		10.9		-
Net gain (loss) from other discontinued operations, net of taxes		0.1		0.6		(0.9)		2.0

Net Income (loss)	$	20.8	$	(32.2)	$	70.5	$	(2.9)

Segment Results

The following is our discussion and analysis of the results of operations by business segment. The segment results are presented before interest expense and income taxes and other items which management believes are not indicative of our core operations, including realized gains and losses.

The following table summarizes the results of operations for the periods indicated:

	Three Months Ended June 30,					Six Months Ended June 30,
(In millions)		2012		2011		2012		2011
Segment revenues
Net premiums written	$	1,197.6	$	815.4	$	2,214.4	$	1,565.3

Net premiums earned	$	1,050.0	$	770.5	$	2,085.6	$	1,532.2
Net investment income		68.4		61.0		137.2		121.4
Fees and other income		13.7		10.2		29.6		19.9

Total segment revenues		1,132.1		841.7		2,252.4		1,673.5

Losses and operating expenses
Losses and LAE		732.1		617.5		1,393.5		1,128.5
Policy acquisition expenses		233.1		162.7		461.2		325.2
Other operating expenses		135.9		108.8		281.0		217.3

Total losses and operating expenses		1,101.1		889.0		2,135.7		1,671.0

Segment income (loss) before interest and income taxes	$	31.0	$	(47.3)	$	116.7	$	2.5

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Segment income was $31.0 million in the three months ended June 30, 2012, compared to a loss of $47.3 million in the three months ended June 30, 2011, an increase in earnings of $78.3 million. Chaucer’s results accounted for $29.8 million of this income. Catastrophe related activity for our Commercial and Personal Lines businesses in the quarter was $70.8 million, compared to $156.7 million in the same period of 2011, a decrease of $85.9 million. Excluding the impact of catastrophe related activity, earnings for our Commercial and Personal Lines businesses decreased by $37.4 million. This decrease was primarily due to unfavorable development on prior years’ loss reserves in the quarter compared to favorable development in the same period of 2011. Unfavorable development on prior years’ loss reserves in Commercial and Personal Lines was $22.3 million in the quarter, compared to favorable development of $15.3 million in the same period in 2011.

Net premiums written grew by $382.2 million in the three months ended June 30, 2012, compared to the three months ended June 30, 2011, and net premiums earned grew by $279.5 million. Chaucer accounted for $329.8 million of the premiums written increase and $236.5 million of the net premiums earned increase. The balance of the growth is primarily attributable to Commercial Lines, resulting from strong retention, rate increases and targeted new business expansion.

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

	Three months ended June 30, 2012

(dollars in millions)	Gross Written Premium	Net Written Premium	Net Earned Premium	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$564.2	$496.7	$449.2	8.5	73.3	36.4	109.7
Personal Lines	414.3	371.1	364.3	8.9	75.1	26.9	102.0
Chaucer	438.6	329.8	236.5	1.4	54.7	37.2	91.9

Total	$1,417.1	$1,197.6	$1,050.0	7.1	69.8	33.3	103.1

	Three months ended June 30, 2011

(dollars in millions)	Gross Written Premium	Net Written Premium	Net Earned Premium	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$494.6	$440.5	$408.5	18.9	75.5	39.0	114.5
Personal Lines	399.7	374.6	361.9	22.0	85.4	26.8	112.2

Total	$894.3	$815.1	$770.4	20.3	80.1	33.3	113.4

The following table summarizes net premiums written, and loss and LAE and catastrophe loss ratios by line of business for the Commercial Lines and Personal Lines segments. Loss and LAE and catastrophe loss ratios include prior year reserve development.

	Three Months Ended June 30,
	2012					2011

(dollars in millions)		Net Premiums Written	Loss & LAE Ratios	Cata- strophe Loss Ratios		Net Premiums Written	Loss & LAE Ratios	Cata- strophe Loss Ratios
Commercial Lines:
Commercial multiple peril	$	153.5	79.1	23.7	$	144.7	97.0	41.6
Commercial automobile		71.0	75.8	0.5		64.7	60.5	1.1
Workers’ compensation		48.8	73.0	-		44.2	62.8	-
Other commercial		223.4	68.1	1.9		186.9	66.2	11.2

Total Commercial Lines	$	496.7	73.3	8.5	$	440.5	75.5	18.9

Personal Lines:
Personal automobile	$	227.5	75.8	1.3	$	229.6	71.0	2.7
Homeowners		132.3	76.2	22.6		133.2	114.3	58.8
Other personal		11.3	47.2	6.6		11.8	62.3	14.2

Total Personal Lines	$	371.1	75.1	8.9	$	374.6	85.4	22.0

The following table summarizes premiums written on a gross and net basis and net premiums earned by line of business for the Chaucer segment.

	Three Months Ended June 30, 2012

(in millions)	Gross Written Premium	Net Written Premium	Net Earned Premium
Chaucer:
Energy	$127.7	$87.9	$44.2
Marine and Aviation	93.0	66.1	58.3
U.K. Motor	76.6	67.3	60.3
Property	92.1	77.8	44.5
Casualty and Other	49.2	30.7	29.2

Total Chaucer	$438.6	$329.8	$236.5

The following table summarizes GAAP underwriting results for the Commercial Lines, Personal Lines, Chaucer and Other Property and Casualty segments and reconciles it to segment income.

	Three Months Ended June 30,
	2012					2011
(in millions)	Commercial Lines	Personal Lines	Chaucer	Other Property and Casualty	Total	Commercial Lines	Personal Lines	Other Property and Casualty	Total
GAAP underwriting profit (loss), excluding prior year reserve development and catastrophes	$8.2	$29.8	$17.4	$(0.8)	$54.6	$7.7	$26.7	$(0.1)	$34.3
Prior year favorable (unfavorable) loss and LAE reserve development	(14.5)	(7.8)	5.1	-	(17.2)	9.3	5.9	0.1	15.3
Pre-tax catastrophe effect	(38.4)	(32.4)	(3.3)	-	(74.1)	(77.1)	(79.6)	-	(156.7)

GAAP underwriting profit (loss)	(44.7)	(10.4)	19.2	(0.8)	(36.7)	(60.1)	(47.0)	-	(107.1)
Net investment income	35.0	21.3	10.2	1.9	68.4	34.0	23.1	3.9	61.0
Fees and other income	3.1	3.2	5.1	2.3	13.7	5.4	3.2	1.6	10.2
Other operating expenses	(2.8)	(1.8)	(4.7)	(5.1)	(14.4)	(4.6)	(2.1)	(4.7)	(11.4)

Segment income (loss) before interest and income taxes	$(9.4)	$12.3	$29.8	$(1.7)	$31.0	$(25.3)	$(22.8)	$0.8	$(47.3)

Commercial Lines

Commercial Lines net premiums written was $496.7 million in the three months ended June 30, 2012, compared to $440.5 million in the three months ended June 30, 2011. This $56.2 million increase was primarily driven by strong retention, rate increases, and targeted new business expansion, including growth in the AIX program business.

Commercial Lines underwriting loss in the three months ended June 30, 2012 was $44.7 million, compared to $60.1 million for the three months ended June 30, 2011, an improvement of $15.4 million. This was primarily due to decreased catastrophe losses, partially offset by unfavorable development on prior years’ loss reserves. Catastrophe losses for the three months ended June 30, 2012 were $38.4 million, compared to $77.1 million for the three months ended June 30, 2011, a decrease of $38.7 million. Unfavorable development on prior years’ loss reserves for the three months ended June 30, 2012 was $14.5 million, compared to favorable development of $9.3 million for the three months ended June 30, 2011, a change of $23.8 million.

Commercial Lines current accident year underwriting profit, excluding catastrophes, was $8.2 million in the three months ended June 30, 2012, compared to $7.7 million for the three months ended June 30, 2011, an increase of $0.5 million. The current quarter’s results benefited from growth in earned premium and the resulting positive effect on our expense ratio, partially offset by higher current accident year losses.

Pricing in Commercial Lines continues to improve as the industry responds to recent weather-related losses and trends and other factors; however, our ability to increase Commercial Lines net premiums written while maintaining or improving underwriting results may be affected by continuing price competition and the current challenging economic environment. Over the past few years, we have noted a trend of weather-related catastrophe and non-catastrophe losses that have been in excess of longer term averages. Accordingly, we have incorporated increased levels of weather-related loss costs into our expectations.

Personal Lines

Personal Lines net premiums written was $371.1 million in the three months ended June 30, 2012, compared to $374.6 million in the three months ended June 30, 2011, an decrease of $3.5 million. The most significant factors contributing to this decrease were our continued exposure management actions that focus on driving profit improvement through both rate increases and more selective portfolio management. Our actions to reduce exposures, including increases in rate, have resulted in an increase in policy attrition. During the quarter, we terminated relationships with certain agencies in New York, New Jersey and Connecticut as part of our exposure management actions. These decreases were partially offset by higher rates in both our homeowners and personal automobile lines and an increase in policies in force of 3.5% in our target growth states.

Net premiums written in the personal automobile line of business decreased by 0.9%, resulting primarily from a decline in policies in force of 2.6%, primarily as a result of fewer policies in force in New York, Connecticut, Florida, Oklahoma and New Jersey, which we attribute to more selective portfolio management, and to the attrition resulting from rate increases we have implemented despite the competitive pricing environment. This reduction in policies in force was partially offset by the overall effect of rate increases. Net premiums written in the homeowners line of business decreased 0.7%, resulting primarily from a decline in policies in force of 2.0%, primarily as a result of fewer policies in force in New York, Michigan and New Jersey, partially offset by the overall effect of rate increases.

Personal Lines underwriting loss for the three months ended June 30, 2012 was $10.4 million, compared to $47.0 million for the three months ended June 30, 2011, an improvement of $36.6 million. This was primarily due to decreased catastrophe losses and non-catastrophe weather-related losses, partially offset by unfavorable development on prior years’ loss reserves. Catastrophe losses for the three months ended June 30, 2012 were $32.4 million, compared to $79.6 million for the three months ended June 30, 2011, a decrease of $47.2 million. Unfavorable development on prior years’ loss reserves for the three months ended June 30, 2012 was $7.8 million, compared to favorable development of $5.9 million for the three months ended June 30, 2011, a change of $13.7 million.

Personal Lines current accident year underwriting profit, excluding catastrophes, was $29.8 million in the three months ended June 30, 2012, compared to $26.7 million for the three months ended June 30, 2011. This $3.1 million improvement in non-catastrophe current accident year results was primarily due to lower non-catastrophe weather-related losses in our personal automobile and homeowners lines.

Although we have been able to obtain rate increases in our Personal Lines markets and believe that this ability will continue, our ability to maintain and increase Personal Lines net written premium and to maintain and improve underwriting results may be affected by price competition, recent weather-related losses, and regulatory and legal developments. Over the past few years, we have noted a trend of weather-related catastrophe and non-catastrophe losses that have been in excess of longer term averages. Accordingly, we have incorporated more increased levels of weather-related activity and loss trends into our expectations. Our rate actions could adversely affect our ability to increase our policies in force and new business. There is no assurance that we will be able to maintain our current level of production or maintain or increase rates. In addition, our ongoing exposure management may possibly result in modest declines in our overall personal lines net written premiums in 2012.

Chaucer

Chaucer’s net premiums written was $329.8 million for the three months ended June 30, 2012. By line of business, Chaucer’s net premiums written were comprised of 26.7% energy, 23.6% property, 20.4% U.K. motor, 20.0% marine and aviation, and 9.3% casualty and other lines. This mix of business is driven and supported by our specialist underwriting strategy which is focused on actively managing the premium portfolio and risk exposures. Casualty and other lines are primarily comprised of Chaucer’s specialist and international liability lines of business.

Chaucer’s underwriting profit for the three months ended June 30, 2012 was $19.2 million. Catastrophe losses for the three months ended June 30, 2012 were $3.3 million. Favorable development on prior years’ loss reserves for the three months ended June 30, 2012 was $5.1 million.

Chaucer’s underwriting profit, excluding prior year loss development and catastrophes, was $17.4 million in the three months ended June 30, 2012. Underwriting expenses of $88.1 million represented 37.2% of earned premium.

We have achieved, and expect to continue to achieve, rate increases for a majority of Chaucer lines in 2012. Recent natural catastrophe losses, particularly those affecting the U.S., New Zealand, Japan and Thailand, have triggered property rate rises in the majority of catastrophe-exposed territories. Policy terms and conditions are improving in our energy portfolio, as markets respond to losses in 2011. Within our marine line of business, hull and liability rates are also increasing. The market conditions in our casualty and aviation businesses remain challenging, with over-capacity affecting pricing. In our U.K. motor business, we currently expect limited growth, since current rate increases are slightly below claims inflation following significant price increases since 2010. There can be no assurance that we will be able to maintain or increase our rates in light of economic and regulatory conditions in our markets.

Other Property and Casualty

Other Property and Casualty segment loss was $1.7 million for the three months ended June 30, 2012, compared to a profit of $0.8 million for the three months ended June 30, 2011. The $2.5 million decrease is primarily due to lower net investment income in our holding company.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Segment income was $116.7 million in the six months ended June 30, 2012, compared to $2.5 million in the six months ended June 30, 2011, an increase in earnings of $114.2 million. Chaucer’s results accounted for $55.3 million of segment income in the six months ended June 30, 2012. Catastrophe related activity for our Commercial and Personal Lines businesses for the six months ended June 30, 2012 was $104.9 million, compared to $206.4 million for the six months ended June 30, 2011, a decrease of $101.5 million. Excluding the impact of catastrophe related activity, earnings for our Commercial and Personal Lines businesses decreased by $42.6 million. This decrease was primarily due to unfavorable development on prior years’ loss reserves, partially offset by more favorable current accident year results. Unfavorable development on prior years’ loss reserves in Commercial and Personal Lines was $26.8 million for the six months ended June 30 2012, compared to favorable development of $43.8 million for the six months ended June 30, 2011, a change of $70.6 million. The favorable current accident year results are primarily due to a lower level of non-catastrophe weather-related losses in Personal Lines.

Net premiums written grew by $649.1 million in the six months ended June 30, 2012, compared to the six months ended June 30, 2011, and net premiums earned grew by $553.4 million. Chaucer accounted for $530.0 million of net premiums written and $473.5 million of net premiums earned in the six months ended June 30, 2012. The balance of the growth is primarily attributable to Commercial Lines, resulting from strong retention, rate increases and targeted new business expansion.

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

	Six months ended June 30, 2012

(dollars in millions)	Gross Written Premium	Net Written Premium	Net Earned Premium	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$1,096.8	$965.6	$884.1	5.6	67.5	37.6	105.1
Personal Lines	787.5	718.5	727.6	7.6	72.9	27.1	100.0
Chaucer	820.3	530.0	473.5	2.1	56.1	36.7	92.8

Total	$2,704.6	$2,214.1	$2,085.2	5.5	66.8	33.8	100.6

	Six months ended June 30, 2011

(dollars in millions)	Gross Written Premium	Net Written Premium	Net Earned Premium	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$961.4	$849.0	$809.3	12.9	69.9	39.3	109.2
Personal Lines	766.2	716.0	722.8	14.1	77.9	26.9	104.8

Total	$1,727.6	$1,565.0	$1,532.1	13.5	73.7	33.4	107.1

The following table summarizes net premiums written, and loss and LAE and catastrophe loss ratios by line of business for the Commercial Lines and Personal Lines segments. Loss and LAE and catastrophe loss ratios include prior year reserve development.

	Six Months Ended June 30,
	2012			2011
(dollars in millions)	Net Premiums Written	Loss & LAE Ratios	Cata- strophe Loss Ratios	Net Premiums Written	Loss & LAE Ratios	Cata- strophe Loss Ratios
Commercial Lines:
Commercial multiple peril	$301.5	68.1	15.4	$281.9	86.2	28.5
Commercial automobile	141.7	73.7	0.6	126.7	61.9	0.7
Workers’ compensation	103.8	72.8	-	90.0	64.6	-
Other commercial	418.6	63.6	1.2	350.4	60.2	7.5

Total Commercial Lines	$965.6	67.5	5.6	$849.0	69.9	12.9

Personal Lines:
Personal automobile	$460.6	75.5	1.2	$460.7	70.0	1.4
Homeowners	237.3	70.1	19.2	234.4	94.9	38.4
Other personal	20.6	51.4	6.1	20.9	48.8	8.5

Total Personal Lines	$718.5	72.9	7.6	$716.0	77.9	14.1

The following table summarizes premiums written on a gross and net basis and net premiums earned by line of business for the Chaucer segment.

	Six Months Ended June 30, 2012

(in millions)	Gross Written Premium	Net Written Premium	Net Earned Premium

Chaucer:
Energy	$199.0	$111.2	$83.6
Marine and Aviation	192.5	124.6	112.5
U.K. Motor	143.2	112.8	121.8
Property	179.8	107.4	91.2
Casualty and Other	105.8	74.0	64.4

Total Chaucer	$820.3	$530.0	$473.5

The following table summarizes GAAP underwriting results for the Commercial Lines, Personal Lines, Chaucer and Other Property and Casualty segments and reconciles it to segment income.

	Six Months Ended June 30,
	2012					2011
(in millions)	Commercial Lines	Personal Lines	Chaucer	Other Property and Casualty	Total	Commercial Lines	Personal Lines	Other Property and Casualty	Total
GAAP underwriting profit (loss), excluding prior year reserve development and catastrophes	$17.3	$60.8	$16.9	$(1.0)	$94.0	$4.9	$41.2	$(0.1)	$46.0
Prior year favorable (unfavorable) loss and LAE reserve development	(15.0)	(11.6)	26.8	(0.2)	-	23.6	20.0	0.2	43.8
Pre-tax catastrophe effect	(49.5)	(55.4)	(9.8)	-	(114.7)	(104.6)	(101.8)	-	(206.4)

GAAP underwriting profit (loss)	(47.2)	(6.2)	33.9	(1.2)	(20.7)	(76.1)	(40.6)	0.1	(116.6)
Net investment income	70.7	42.9	19.6	4.0	137.2	67.6	45.8	8.0	121.4
Fees and other income	8.2	6.7	10.4	4.3	29.6	10.3	6.3	3.3	19.9
Other operating expenses	(7.2)	(3.6)	(8.6)	(10.0)	(29.4)	(8.9)	(4.0)	(9.3)	(22.2)

Segment income (loss) before interest and income taxes	$24.5	$39.8	$55.3	$(2.9)	$116.7	$(7.1)	$7.5	$2.1	$2.5

Commercial Lines

Commercial Lines net premiums written was $965.6 million in the six months ended June 30, 2012, compared to $849.0 million in the six months ended June 30, 2011. This $116.6 million increase was primarily driven by strong retention, rate increases, and targeted new business expansion.

Commercial Lines underwriting loss in the six months ended June 30, 2012 was $47.2 million, compared to $76.1 million for the six months ended June 30, 2011, an improvement of $28.9 million. This was primarily due to decreased catastrophe losses and growth in earned premium and the resulting positive effect on our expense ratio, partially offset by unfavorable development on prior years’ loss reserves. Catastrophe losses for the six months ended June 30, 2012 were $49.5 million, compared to $104.6 million for the six months ended June 30, 2011, a decrease of $55.1 million. Unfavorable development on prior years’ loss reserves for the six months ended June 30, 2012 was $15.0 million, compared to favorable development of $23.6 million for the six months ended June 30, 2011, a change of $38.6 million.

Commercial Lines current accident year underwriting profit, excluding catastrophes, was $17.3 million in the six months ended June 30, 2012, compared to $4.9 million for the six months ended June 30, 2011, an increase of $12.4 million. These results benefited from growth in earned premium and the resulting positive effect on our expense ratio, and from what we believe to be an improved mix of business.

Personal Lines

Personal Lines net premiums written was $718.5 million in the six months ended June 30, 2012, compared to $716.0 million in the six months ended June 30, 2011, an increase of $2.5 million. The factors contributing to this modest increase were higher rates in both our homeowners and personal automobile lines and an increase in policies in force of 3.5% in our target growth states. These increases were partially offset by our continued exposure management actions. Our actions to reduce exposures, including increases in rate, have resulted in an increase in policy attrition.

Net premiums written in the personal automobile line of business for the six months ended June 30, 2012 were $460.6 million comparable to $460.7 million for the six months ended June 30, 2011. Growth in premiums resulting primarily from rate increases were offset by a decline in policies in force of 2.6%, primarily as a result of fewer policies in force in New York, Connecticut, Florida, Oklahoma and New Jersey which we attribute to more selective portfolio management, and to attrition resulting from rate increases we have implemented despite the competitive pricing environment. Net premiums written in the homeowners line of business increased 1.2%, resulting primarily from rate increases, partially offset by a decline in policies in force of 2.0%, primarily as a result of fewer policies in force in New York, Michigan and New Jersey.

Personal Lines underwriting loss for the six months ended June 30, 2012 was $6.2 million, compared to $40.6 million for the six months ended June 30, 2011, an improvement of $34.4 million. This was primarily due to decreased catastrophe losses and non-catastrophe weather-related losses, partially offset by unfavorable development on prior years’ loss reserves. Catastrophe losses for the six months ended June 30, 2012 were $55.4 million, compared to $101.8 million for the six months ended June 30, 2011, a decrease of $46.4 million. Unfavorable development on prior years’ loss reserves for the six months ended June 30, 2012 was $11.6 million, compared to favorable development of $20.0 million for the six months ended June 30, 2011, a change of $31.6 million.

Personal Lines current accident year underwriting profit, excluding catastrophes, was $60.8 million in the six months ended June 30, 2012, compared to $41.2 million for the six months ended June 30, 2011. This $19.6 million increase was primarily due to lower non-catastrophe weather-related losses in our personal automobile and homeowners lines.

Chaucer

Chaucer’s net premiums written was $530.0 million for the six months ended June 30, 2012. By line of business, Chaucer’s net premiums written were comprised of 23.5% marine and aviation, 21.3% U.K. motor, 21.0% energy, 20.3% property, and 13.9% casualty and other lines. This mix of business was driven and supported by our specialist underwriting strategy which is focused on actively managing the premium portfolio and risk exposures.

Chaucer’s underwriting profit for the six months ended June 30, 2012 was $33.9 million. Catastrophe losses for the six months ended June 30, 2012 were $9.8 million, principally due to U.S. tornadoes and the earthquake in Italy. Favorable development on prior years’ loss reserves for the six months ended June 30, 2012 was $26.8 million.

Chaucer’s underwriting profit, excluding prior year loss development and catastrophes, was $16.9 million in the six months ended June 30, 2012. Underwriting expenses of $174.0 million represented 36.7% of earned premium.

Other Property and Casualty

Other Property and Casualty segment loss was $2.9 million for the six months ended June 30, 2012, compared to a profit of $2.1 million for the six months ended June 30, 2011. The $5.0 million decrease is primarily due to lower net investment income in our holding company.

Reserve for Losses and Loss Adjustment Expenses

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses (including Chaucer with respect to the six month period ended June 30, 2012) as follows:

		Six Months Ended June 30,
(in millions)		2012		2011
Gross loss and LAE reserves, beginning of period	$	5,760.3	$	3,277.7
Reinsurance recoverable on unpaid losses		1,931.8		1,115.5

Net loss and LAE reserves, beginning of period		3,828.5		2,162.2

Net incurred losses and LAE in respect of losses occurring in:
Current year		1,393.5		1,172.3
Prior years		-		(43.8)

Total incurred losses and LAE		1,393.5		1,128.5

Net payments of losses and LAE in respect of losses occurring in:
Current year		476.1		507.5
Prior years		868.4		513.2

Total payments		1,344.5		1,020.7

Effect of foreign exchange rate changes		3.8		-

Net reserve for losses and LAE, end of period		3,881.3		2,270.0
Reinsurance recoverable on unpaid losses		1,972.1		1,136.4

Gross reserve for losses and LAE, end of period	$	5,853.4	$	3,406.4

The table below summarizes the gross reserve for losses and LAE by line of business.

(in millions)		June 30, 2012		December 31, 2011
Workers’ Compensation	$	553.3	$	544.7
Commercial Automobile		250.8		234.9
Commercial Multiple Peril		589.1		550.0
AIX		257.8		239.6
Other Commercial		352.5		360.1

Total Commercial		2,003.5		1,929.3

Personal Automobile		1,353.2		1,366.3
Homeowners and Other		142.5		131.9

Total Personal		1,495.7		1,498.2

Total Chaucer		2,354.2		2,332.8

Total loss and LAE reserves	$	5,853.4	$	5,760.3

Other Commercial lines are primarily comprised of our professional liability, general liability, umbrella, and marine lines. Included in the above table, in the Chaucer segment, are $278.9 million and $302.8 million of reserves related to Chaucer’s Syndicate 4000, consisting of financial and professional liability lines written in 2008 and prior as of June 30, 2012 and December 31, 2011, respectively. Also included in the above table, primarily in Other Commercial lines, are $57.8 million and $59.8 million of asbestos and environmental reserves as of June 30, 2012 and December 31, 2011, respectively.

Prior Year Development

Loss and LAE reserves for claims incurred in prior years had net development of zero for the six months ended June 30, 2012 compared to favorable development of $43.8 million for the six months ended June 30, 2011. The 2012 activity by segment includes favorable development of $26.8 million for Chaucer, offset by unfavorable development of $26.8 million in other segments, including $15.0 million, $11.6 million and $0.2 million for Commercial Lines, Personal Lines and Other Property and Casualty, respectively. The primary drivers of reserve development for the six months ended June 30, 2012 were as follows:

—	Favorable development of previously established reserves in Chaucer’s lines of business as follows:

¡	energy line, primarily in the 2009 and 2010 accident years,

¡	marine and aviation lines, primarily in the 2007 and 2008 accident years, and

¡	within casualty and other lines, specialist liability lines, primarily in the 2010 and 2011 accident years.

—	Within other commercial lines, primarily higher than expected losses in our surety line, and to a lesser extent, our AIX program business.

—	Higher than expected losses within our commercial automobile line, primarily related to liability coverage in the 2011 accident year.

—	Partially offsetting the unfavorable development within Commercial Lines was lower than expected losses within our commercial multiple peril line related to the 2008 through 2011 accident years.

—

Within personal lines, higher than expected losses within our personal automobile line, primarily related to liability coverage in the 2011 accident year, and higher than expected homeowners losses from non-catastrophe weather related activity in the latter half of 2011.

The primary drivers for reserve development during the six months ended June 30, 2011 were as follows:

—	Lower than expected losses within our personal automobile line across all coverages, primarily related to the 2008 through 2010 accident years.

—	Lower than expected losses within the commercial multiple peril line, related to the 2008 through 2010 accident years.

—	Lower than expected losses within the workers’ compensation line, primarily related to the 2006 through 2009 accident years.

—

Within our other commercial lines, our commercial umbrella line contributed to the favorable development, partially offset by unfavorable development in our professional liability line, primarily related to the 2009 and 2010 accident years.

Investments

Investment Results

Net investment income increased $7.5 million, or 12.3%, to $68.5 million for the three months ended June 30, 2012, and $15.9 million, or 13.1%, to $137.3 million for the six months ended June 30, 2012. The increase in both periods is primarily due to the acquisition of Chaucer and its related assets and investment income, partially offset by the impact of lower new money yields on fixed maturities. Also, net investment income increased from investments in dividend-yielding equity securities, various higher yielding investment grade fixed maturity securities and investment partnerships, partially offset by the impact of lower operational cash flows in 2012. Average pre-tax earned yield for the U.S. domiciled companies on fixed maturities was 5.14% and 5.35% for the three months ended June 30, 2012 and 2011, respectively, and 5.17% and 5.32% for the six months ended June 30, 2012 and 2011, respectively. Chaucer’s average pre-tax earned yield on fixed maturities was 2.30% and 2.25% for the three and six months ended June 30, 2012, respectively. We expect average investment yields to continue to decline as new money rates remain at historically low levels.

Investment Portfolio

We held cash and investment assets diversified across several asset classes, as follows:

	June 30, 2012				December 31, 2011
(dollars in millions)		Carrying Value	% of Total Carrying Value		Carrying Value	% of Total Carrying Value
Fixed maturities, at fair value	$	6,534.8	85.4%	$	6,284.7	83.3%
Equity securities, at fair value		367.5	4.8		246.4	3.3
Cash and cash equivalents		520.8	6.8		820.4	10.9
Other investments		229.1	3.0		190.2	2.5

Total cash and investments	$	7,652.2	100.0%	$	7,541.7	100.0%

Cash and Investments

Total cash and investments increased $110.5 million, or 1.5%, for the six months ended June 30, 2012, of which fixed maturities increased $250.1 million, equities increased $121.1 million, other investments increased $38.9 million and cash and cash equivalents decreased $299.6 million. Fixed maturities increased and cash and cash equivalents decreased primarily due to the investment of a substantial portion of Chaucer’s cash into fixed maturities. The value of fixed maturities also increased as a result of market value appreciation. Equity securities increased primarily from additional purchases of publicly traded, dividend-yielding stocks, exchange traded funds and mutual funds.

Our fixed maturity portfolio is comprised of corporate securities, taxable and tax-exempt municipal securities, residential mortgage-backed securities, commercial mortgage-backed securities, foreign government securities, asset-backed securities and U.S. government securities.

The following table provides information about the investment types of our fixed maturities portfolio:

	June 30, 2012
(in millions) Investment Type	Amortized Cost	Fair Value	Net Unrealized Gain	Change in Net Unrealized During 2012
U.S. Treasury and government agencies	$190.5	$198.8	$8.3	$0.7
Foreign government	302.7	304.5	1.8	1.9
Municipals:
Taxable	807.3	883.0	75.7	17.3
Tax exempt	142.3	147.3	5.0	(0.1)
Corporate	3,371.6	3,580.0	208.4	51.0
Asset-backed:
Residential mortgage-backed	805.3	839.1	33.8	1.3
Commercial mortgage-backed	343.9	358.9	15.0	3.5
Asset-backed	219.7	223.2	3.5	(0.1)

Total fixed maturities	$6,183.3	$6,534.8	$351.5	$75.5

Net unrealized gains on fixed maturities increased $75.5 million to $351.5 million at June 30, 2012, compared to $276.0 million at December 31, 2011.

Amortized cost and fair value by rating category were as follows:

		June 30, 2012			December 31, 2011
(dollars in millions) NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost	Fair Value	% of Total Fair Value	Amortized Cost	Fair Value	% of Total Fair Value
1	Aaa/Aa/A	$4,405.8	$4,644.2	71.1%	$4,325.1	$4,510.7	71.8%
2	Baa	1,413.5	1,512.6	23.1	1,338.7	1,419.7	22.6
3	Ba	155.1	166.4	2.6	151.2	160.0	2.5
4	B	141.0	145.9	2.2	134.5	136.4	2.2
5	Caa and lower	54.2	52.2	0.8	47.1	44.7	0.7
6	In or near default	13.7	13.5	0.2	12.1	13.2	0.2

Total fixed maturities		$6,183.3	$6,534.8	100.0%	$6,008.7	$6,284.7	100.0%

Based on ratings by the National Association of Insurance Commissioners (“NAIC”), approximately 94% of the fixed maturity portfolio consisted of investment grade securities at June 30, 2012 and December 31, 2011. The quality of our fixed maturity portfolio remains strong based on ratings, capital structure position, support through guarantees, underlying security, issuer diversification and yield curve position.

In accordance with Lloyd’s operating guidelines, we are required to deposit funds at Lloyd’s to support our underwriting operations. These funds are available only to fund claim obligations. These restricted assets consisted of approximately $404 million of fixed maturities and $125 million of cash and cash equivalents as of June 30, 2012. We also deposit funds with various state and governmental authorities. For a discussion of our deposits with state and governmental authorities, see also Note 3 – “Investments” of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Municipal bond exposure

Our municipal bond portfolio constitutes approximately 13% of invested assets at June 30, 2012 and is 98% investment grade, without regard to any insurance enhancement. Currently, approximately 27% of the municipal bond portfolio has an insurance enhancement. The portfolio is well diversified by geography, sector and source of payment, and consists primarily of taxable securities. Approximately 63% of the portfolio is invested in revenue bonds and 37% in general obligation bonds. Revenue bonds are backed by the revenue stream generated by the services provided by the issuer, while general obligation bonds are backed by the authority that issued the debt and are secured by the taxing powers of those authorities.

European sovereign and non-sovereign debt exposure

Our European fixed maturity credit exposure at June 30, 2012 was as follows:

			Non-Sovereign
(in millions)	Sovereign		Foreign Agency		Financial		Non-Financial		Total
Country:	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
United Kingdom	$88.4	$89.0	$-	$-	$335.6	$337.4	$234.1	$245.7	$658.1	$672.1
Germany	0.2	0.2	51.6	52.0	0.2	0.2	65.9	69.4	117.9	121.8
Switzerland	-	-	-	-	16.1	16.3	63.6	69.3	79.7	85.6
France	-	-	4.8	4.8	18.4	17.0	56.4	58.8	79.6	80.6
Supranationals	-	-	75.3	75.7	-	-	-	-	75.3	75.7
The Netherlands	-	-	13.8	13.9	24.0	24.3	9.1	10.8	46.9	49.0
Spain	-	-	-	-	12.4	12.3	27.5	27.2	39.9	39.5
Sweden	-	-	1.0	1.0	14.9	15.5	12.8	13.2	28.7	29.7
Italy	-	-	-	-	-	-	16.1	15.5	16.1	15.5
Belgium	-	-	-	-	-	-	12.9	13.5	12.9	13.5
Ireland	-	-	-	-	-	-	9.4	10.4	9.4	10.4
Portugal	-	-	-	-	-	-	10.8	10.0	10.8	10.0
Norway	-	-	3.3	3.4	2.6	2.5	3.2	3.5	9.1	9.4
Luxembourg	-	-	-	-	-	-	9.5	9.3	9.5	9.3
Denmark	-	-	-	-	-	-	1.8	1.8	1.8	1.8

Total	$88.6	$89.2	$149.8	$150.8	$424.2	$425.5	$533.1	$558.4	$1,195.7	$1,223.9

Our sovereign debt totals $89.2 million, or 1.2% of investment assets, and is almost exclusively limited to the highly rated country of the U.K. We have no sovereign debt of lower rated countries such as Greece, Ireland, Italy, Portugal and Spain (“GIIPS”). Our supranational and foreign agency exposure totals $150.8 million, or 2.0% of investment assets, and primarily consists of debt securities from the highly rated countries of Germany, the Netherlands, France and Norway. Exposure to European banks, excluding those that are based in the U.K., totals $88.1 million, or 1.2% of investment assets. Also, we hold money market funds totaling $113.3 million, or 1.5% of investment assets, which are comprised of a well-diversified portfolio of short-term debt securities of predominately large financial institutions domiciled in highly rated countries. The remainder of our European non-sovereign debt exposure, excluding the U.K., is $312.7 million, which represents 4.1% of investment assets. Generally, these securities are high quality, large cap multi-national companies that are well diversified by sector, country and issuer. Included in our non-financial, non-sovereign exposure are credits domiciled in Spain, Italy, Ireland and Portugal totaling $63.1 million, or 0.8% of investment assets. These consist of large market capitalization issuers that provide essential products and/or services.

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

Overall economic growth remains weak throughout the European region and is expected to have a dampening effect on earnings growth and credit quality for some time. Volatility remains high and European sovereign risk premiums are elevated, although down from peak levels. Officials in Europe have not been able to engineer a lasting solution to the debt crisis or find a way to address the twin objectives of stimulating economic growth while balancing fiscal budgets. However, we believe leaders remain committed to protecting the currency union and improving financial stability. Although the timing and degree of success toward achieving sustained improvement regarding the European crisis remains highly uncertain, we do not anticipate that any future developments related to our European sovereign and non-sovereign debt exposure will have a material effect on our financial condition, results of operation or liquidity.

Other-than-Temporary Impairments

For the three months ended June 30, 2012, we recognized $1.6 million of other-than-temporary impairments (“OTTI”) on fixed maturities and equity securities in earnings. OTTI on debt securities was $1.4 million, of which $0.9 million related to a below investment grade corporate bond in the utilities sector that we intend to sell and $0.5 million related to estimated credit losses on corporate and residential mortgage-backed securities. Additionally, we recognized OTTI on common stock of $0.2 million. For the three months ended June 30, 2011, we recognized in earnings $0.8 million of OTTI on below investment grade fixed maturity securities which we intended to sell, including $0.6 million related to corporate bonds and $0.2 million related to municipal bonds.

For the first six months of 2012, we recognized in earnings $3.5 million of OTTI, of which $3.3 million related to fixed maturities and $0.2 million related to equity securities. OTTI on debt securities consisted of $2.4 million of below investment grade corporate bonds, primarily in the utilities sector, that we intend to sell and $0.9 million related to estimated credit losses, including $0.5 million on investment grade residential mortgage-backed securities and $0.4 million on below investment grade corporate bonds primarily in the industrial sector. For the first six months of 2011, we recognized $2.2 million of OTTI on fixed maturity and equity securities in earnings. OTTI on debt securities was $1.7 million, primarily on below investment grade bonds that we intended to sell, of which $0.9 million was related to a municipal bond, $0.6 million related to corporate bonds and $0.2 million related to estimated credit losses on investment grade residential mortgage-backed securities. Additionally, we recognized OTTI on a common stock of $0.5 million.

Unrealized Losses

The following table provides information about our fixed maturities and equity securities that are in an unrealized loss position. (See also Note 6 – “Investments” of the Notes to Interim Consolidated Financial Statements.)

	June 30, 2012		December 31, 2011
(in millions)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Fixed maturities:
Investment grade:
12 months or less	$5.1	$497.8	$27.1	$1,175.5
Greater than 12 months	16.9	131.0	14.3	108.9

Total investment grade fixed maturities	22.0	628.8	41.4	1,284.4

Below investment grade:
12 months or less	5.4	45.3	9.9	126.9
Greater than 12 months	6.2	61.2	3.7	14.7

Total below investment grade fixed maturities	11.6	106.5	13.6	141.6

Equity securities:
12 months or less	4.9	76.9	8.8	87.2
Greater than 12 months	1.1	7.9	-	-

Total equity securities	6.0	84.8	8.8	87.2

Total	$39.6	$820.1	$63.8	$1,513.2

Gross unrealized losses on fixed maturities and equity securities decreased $24.2 million, or 37.9%, to $39.6 million at June 30, 2012, compared to $63.8 million at December 31, 2011. The decrease in unrealized losses was primarily attributable to lower interest rates and tightening of credit spreads across all sectors. At June 30, 2012, gross unrealized losses consist primarily of $21.7 million of corporate fixed maturities, $8.1 million of mortgage-backed securities, $6.0 million of equity securities and $2.7 million in municipal securities.

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

The following table sets forth gross unrealized losses for fixed maturities by maturity period and for equity securities at June 30, 2012 and December 31, 2011. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers.

(in millions)		June 30, 2012		December 31, 2011

Due in one year or less	$	0.5	$	1.9
Due after one year through five years		7.0		18.9
Due after five years through ten years		7.2		11.2
Due after ten years		10.0		12.9

		24.7		44.9
Mortgage-backed and asset-backed securities		8.9		10.1

Total fixed maturities		33.6		55.0
Equity securities		6.0		8.8

Total fixed maturities and equity securities	$	39.6	$	63.8

The carrying values of defaulted fixed maturity securities on non-accrual status at June 30, 2012 and December 31, 2011 were not material. The effects of non-accruals compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities, were reductions in net investment income of $1.2 million for the six months ended June 30, 2012 and 2011. Any defaults in the fixed maturities portfolio in future periods may negatively affect investment income.

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

Other Items

Net income also includes the following items:

	Three Months Ended June 30,
(in millions)	Commercial Lines	Personal Lines	Chaucer	Other Property and Casualty	Discontinued Operations	Total

2012
Net realized investment losses	$(1.9)	$(1.1)	$(0.4)	$-	$-	$(3.4)
Costs related to acquired businesses	-	-	-	(0.9)	-	(0.9)
Net foreign exchange gains	-	-	-	0.3	-	0.3
Gain from sale of Citizens Management, Inc	-	-	-	-	10.9	10.9
Other discontinued operations, net of taxes	-	-	-	-	0.1	0.1

2011
Net realized investment gains	$1.4	$0.5	$-	$11.5	$-	$13.4
Gain from the retirement of debt	-	-	-	0.3	-	0.3
Costs related to acquired businesses	-	-	-	(11.1)	-	(11.1)
Loss on derivative instruments	-	-	-	(4.7)	-	(4.7)
Discontinued operations, net of taxes	-	-	-	-	0.6	0.6

	Six Months Ended June 30,
(in millions)	Commercial Lines	Personal Lines	Chaucer	Other Property and Casualty	Discontinued Operations	Total

2012
Net realized investment gains (losses)	$(0.2)	$0.1	$(0.3)	$0.1	$-	$(0.3)
Costs related to acquired businesses	-	-	-	(2.4)	-	(2.4)
Gain from sale of Citizens Management, Inc	-	-	-	-	10.9	10.9
Other discontinued operations, net of taxes	-	-	-	-	(0.9)	(0.9)

2011
Net realized investment gains	$2.8	$2.1	$-	$11.8	$-	$16.7
Net loss from the retirement of debt	-	-	-	(2.2)	-	(2.2)
Costs related to acquired businesses	-	-	-	(13.8)	-	(13.8)
Loss on derivative instruments	-	-	-	(4.7)	-	(4.7)
Discontinued operations, net of taxes	-	-	-	-	2.0	2.0

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

Net realized losses on investments were $3.4 million for the three months ended June 30, 2012 compared to net realized gains on investments of $13.4 million for the three months ended June 30, 2011. Net realized losses in 2012 are primarily due to a $5.1 million loss on futures contracts relating to the release of tax capital loss carryforwards and $1.6 million of impairments principally from fixed maturities, partially offset by $3.3 million of gains recognized primarily from the sale of fixed maturities. Net realized gains in 2011 are primarily due to $14.1 million of gains recognized from the sale of fixed maturities, partially offset by $0.8 million of other-than-temporary impairments from fixed maturities.

Net realized losses on investments were $0.3 million for the six months ended June 30, 2012 compared to net realized gains on investments of $16.7 million for the six months ended June 30, 2011. Net realized losses in 2012 are primarily due to the aforementioned $5.1 million loss on futures contracts and $3.5 million of impairments principally from fixed maturities, partially offset by $7.4 million of gains recognized primarily from the sale of fixed maturities as well as $0.7 million of gains on foreign currency hedges. Net realized gains in 2011 are primarily due to $18.5 million of gains recognized from the sale of fixed maturities, partially offset by $2.2 million of other-than-temporary impairments from fixed maturities and to a lesser extent, equity securities.

Acquisition costs were $0.9 million for the three months ended June 30, 2012 compared to $11.1 million for the three months ended June 30, 2011. Acquisition costs were $2.4 million for the six months ended June 30, 2012 compared to $13.8 million for the six months ended June 30, 2011. Acquisition costs primarily consist of advisory, legal, and accounting costs associated with the acquisition of Chaucer on July 1, 2011. See Note 3 – “Acquisitions” in this Form 10-Q for additional information.

On April 30, 2012, we completed the sale of our third party administration subsidiary, Citizens Management, Inc (“CMI”). CMI provided third party workers’ compensation and disability program administration services (such as claims administration, loss prevention and medical cost containment and in-house excess workers’ compensation coverage) to public entities, self–insured employers and group programs. CMI generated total revenues of $4.4 million during the four months ended April 30, 2012 and $12.5 million during the year ended December 31, 2011. Income before taxes totaled $0.7 million during the first four months of 2012, while contributing $2.0 million during 2011. Assets and shareholder’s equity transferred as part of this sale totaled $10.9 million and $0.6 million, respectively. This sale resulted in a gain of $10.9 million after taxes and is included in discontinued operations.

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

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

The provision for income taxes from continuing operations was an expense of $1.3 million in the three months ended June 30, 2012, compared to a benefit of $27.4 million during the same period in 2011. These provisions resulted in consolidated effective tax rates of 11.7% of pre-tax income and 45.5% of pre-tax loss for the three months ended June 30, 2012 and 2011, respectively. These provisions reflect the significant fluctuations in pre-tax GAAP results from 2011 to 2012, i.e. pre-tax loss in 2011 versus pre-tax income in 2012, and changes in our valuation allowance related to capital loss carryforwards of an increase of $1.1 million and a decrease of $4.7 million in the second quarter of 2012 and 2011, respectively. In addition, these provisions reflect the benefits related to tax planning strategies implemented in prior years that had been reflected in Accumulated Other Comprehensive Income of $3.6 million and $2.1 million in the second quarter of 2012 and 2011, respectively. Absent these benefits, the provision for income taxes from continuing operations would have been an expense of $3.8 million or 34.2% and a benefit of $20.6 million or 34.2% for the three months ended June 30, 2012 and 2011, respectively.

Income tax provision on segment income was an expense of $5.1 million during the three months ended June 30, 2012, compared to a benefit of $19.7 million during the same period in 2011. These provisions resulted in effective tax rates for segment income of 33.8% and 33.9% in 2012 and 2011, respectively.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

The provision for income taxes from continuing operations was an expense of $21.4 million for the six months ended June 30, 2012, compared to a benefit of $17.8 million during the same period in 2011. These provisions resulted in consolidated effective tax rates of 26.1% and 78.4% for the six months ended June 30, 2012 and 2011, respectively. These provisions reflect the significant fluctuations in pre-tax GAAP results from 2011 to 2012, i.e. pre-tax loss in 2011 versus pre-tax income in 2012, and decreases in our valuation allowance related to capital loss carryforwards of $5.8 million in the first six months of 2011. In addition, these provisions reflect the benefits related to tax planning strategies implemented in prior years that had been reflected in Accumulated Other Comprehensive Income of $6.6 million and $4.1 million in the first six months of 2012 and 2011, respectively. Absent these benefits, the provision for income taxes from continuing operations would have been an expense of $28.0 million or 34.2% and a benefit of $7.9 million or 34.8% for the six months ended June 30, 2012 and 2011, respectively.

Income tax provision on segment income was an expense of $28.6 million during the six months ended June 30, 2012, compared to a benefit of $6.2 million during the same period in 2011. These provisions resulted in effective tax rates for segment income of 33.8% and 33.2% in 2012 and 2011, respectively. The increase in the effective rate is primarily due to higher projected underwriting income in 2012.

In June 2012, we completed a transaction which resulted in the realization, for tax purposes only, of unrealized gains in our investment portfolio of $69.6 million. This transaction enabled us to realize capital loss carryforwards to offset this gain, and resulted in the release of $24.4 million of the valuation allowance we held against the deferred tax asset related to these capital loss carryforwards. The release of $24.4 million was recorded as a benefit in accumulated other comprehensive income. This amount will be released into income from continuing operations, related to non-segment income, in future years, as the investment securities subject to these transactions are sold or mature.

The valuation allowance related to our deferred tax asset was $1.1 million at June 30, 2012, compared to $35.9 million at December 31, 2011, a decrease of $34.8 million. The decrease in this valuation allowance resulted from the transaction described above which utilized our capital loss carryforwards, unrealized appreciation in our investment portfolio, and gain on sale of business included in our Consolidated Statements of Income. Accordingly, we recorded decreases in our valuation allowance of $31.9 million as an adjustment to accumulated other comprehensive income and $2.9 million in discontinued operations.

Critical Accounting Estimates

Interim consolidated financial statements have been prepared in conformity with U.S. GAAP and include certain accounting policies that we consider to be critical due to the amount of judgment and uncertainty inherent in the application of those policies. While we believe that the amounts included in our consolidated financial statements reflect our best judgment, the use of different assumptions could produce materially different accounting estimates. As disclosed in our 2011 Annual Report on Form 10-K, we believe the following accounting estimates are critical to our operations and require the most subjective and complex judgment:

—	Reserve for losses and loss expenses
—	Reinsurance recoverable balances
—	Pension benefit obligations
—	Other-than-temporary impairments (“OTTI”)
—	Deferred tax assets

For a more detailed discussion of these critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2011.

Statutory Surplus of U.S. Insurance Subsidiaries

The following table reflects statutory surplus of our U.S. insurance subsidiaries:

(in millions)	June 30, 2012	December 31, 2011

Total Statutory Surplus – U.S. Insurance Subsidiaries	$1,655.1	$ 1,582.8

The statutory surplus for our U.S. insurance subsidiaries increased $72.3 million during the first six months of 2012, primarily due to underwriting results, an increase in unrealized gains, and from changes in admitted tax assets and other non-admitted assets.

The NAIC prescribes an annual calculation regarding risk based capital (“RBC”). RBC ratios for regulatory purposes are expressed as a percentage of the capital required to be above the Authorized Control Level (the “Regulatory Scale”); however, in the insurance industry, RBC ratios are widely expressed as a percentage of the Company Action Level. The following table reflects the Company Action Level, the Authorized Control Level and RBC ratios for Hanover Insurance (which includes Citizens and other U.S. insurance subsidiaries), as of June 30, 2012, expressed both on the Industry Scale (Total Adjusted Capital divided by the Company Action Level) and Regulatory Scale (Total Adjusted Capital divided by Authorized Control Level):

(dollars in millions)	Company Action Level	Authorized Control Level	RBC Ratio Industry Scale	RBC Ratio Regulatory Scale

The Hanover Insurance Company	$ 604.3	$ 302.2	272%	544%

Lloyd’s Capital Requirement

Chaucer corporate members operate in the Lloyd’s market, which requires that these members deposit funds, referred to as “Funds at Lloyd’s”, to support their underwriting interests. Lloyd’s sets required capital annually for all participating syndicates based on each syndicate’s business plans, the rating and reserving environment, and discussions with regulatory and rating agencies. Although the minimum capital levels are set by Lloyd’s, it is the responsibility of Chaucer to continually monitor the risk profiles of its managed syndicates to ensure that the level of funding remains appropriate. Such capital is comprised of cash and cash equivalents, investments, undrawn letters of credit provided by various banks and other assets. At June 30, 2012, we are in compliance with the capital requirements. We have the following securities, assets and letters of credit pledged to Lloyd’s to satisfy these capital requirements at June 30, 2012 and expect to be able to meet these capital requirements in the future.

(in millions)
Letters of credit	$180.0
Reinsurance treaty	95.0
Fixed maturities, at fair value	403.7
Cash and cash equivalents	124.8

Total securities, assets and letters of credit pledged to Lloyd’s	$803.5

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

Dividend payments to the holding company by our Chaucer business are regulated by U.K. law. Dividends from Chaucer are dependent on dividends from its subsidiaries. Annual dividend payments from Chaucer are limited to retained earnings that are not restricted by capital and other requirements for business at Lloyd’s. Also, Chaucer must provide advance notice to the U.K.’s Financial Services Authority (“FSA”) of certain proposed dividends or other payments from FSA regulated entities. There are currently no plans to repatriate dividends to our holding company from Chaucer. In connection with an intercompany borrowing arrangement with the holding company, interest on a $300 million note is paid by Chaucer on a quarterly basis to the holding company. This interest approximates $5 million quarterly and may be deferred at the election of the holding company. If deferred, the interest is added to the principal. For the six months ended June 30, 2012, Chaucer has paid $16 million of interest, including $5 million relating to 2011 to the holding company.

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

Net cash provided by operating activities was $59.3 million during the first six months of 2012, as compared to $102.7 million during the first six months of 2011. The $43.4 million decrease primarily resulted from an increase in loss and LAE payments, partially offset by an increase in premiums.

Net cash used in investing activities was $326.0 million during the first six months of 2012, as compared to net cash provided by investing activities of $130.7 million during the first six months of 2011. During 2012, cash used was primarily related to net purchases of fixed maturities as we invested cash from Chaucer and net investments in equity securities. Cash used to purchase investments was partially offset by cash received from the sale of CMI. In 2011, cash provided was primarily related to net sales of fixed maturities used to fund the Chaucer acquisition.

Net cash used in financing activities was $41.0 million during the first six months of 2012, as compared to net cash provided by financing activities of $195.5 million during the first six months of 2011. During 2012, cash used in financing activities primarily resulted from the payment of dividends to shareholders, repurchases of our common stock and repayments of collateral held for our securities lending program, partially offset by the proceeds from the FHLBB debt borrowings. During 2011, cash provided by financing activities primarily resulted from the issuance, on June 17, 2011, of $300.0 million of unsecured senior debentures. Cash received from the issuance of debt was partially offset by the repurchase of $57.2 million of our junior debentures, repayments of collateral related to our securities lending program, and the payment of dividends to our shareholders.

At June 30, 2012, THG, as a holding company, held approximately $183.7 million of fixed maturities and cash. We believe our holding company assets are sufficient to meet our future obligations, which consists primarily of our dividends to shareholders (as and to the extent declared), the interest on our senior debentures, additional funds relating to the purchase of Chaucer, certain costs associated with benefits due to our former life employees and agents, and to the extent required, payments related to indemnification of liabilities associated with the sale of various subsidiaries. We do not expect that it will be necessary to dividend additional funds from our insurance subsidiaries in order to fund 2012 holding company obligations; however, we may decide to do so.

Dividends to common shareholders are subject to quarterly board approval and declaration. During the first six months of 2012, we paid two quarterly dividends, as declared by the Board, of $0.30 per share to our shareholders totaling $27.0 million. We believe that our holding company assets are sufficient to provide for future shareholder dividends should the Board of Directors declare them.

We expect to continue to generate sufficient positive operating cash to meet all short-term and long-term cash requirements relating to current operations, including the funding of our qualified defined benefit pension plan and the Chaucer pension plan. Based upon the current estimate of liabilities and certain assumptions regarding investment returns and other factors, our qualified defined benefit pension plan is essentially fully funded as of June 30, 2012. As a result, we currently expect that significant cash contributions will not be required for this plan for several years. The Chaucer pension plan is approximately $30 million underfunded as of June 30, 2012. The ultimate payment amounts for both the defined benefit plan and the Chaucer pension plan are based on several assumptions, including but not limited to, the rate of return on plan assets, the discount rate for benefit obligations, mortality experience, interest crediting rates and the ultimate valuation and determination of benefit obligations. Since differences between actual plan experience and our assumptions are likely, changes to our funding obligations in future periods are possible.

Our insurance subsidiaries maintain a high degree of liquidity within their respective investment portfolios in fixed maturity and short-term investments. We believe that the quality of the assets we hold will allow us to realize the long-term economic value of our portfolio, including securities that are currently in an unrealized loss position. We do not anticipate the need to sell these securities to meet our insurance subsidiaries’ cash requirements since we expect our insurance subsidiaries to generate sufficient operating cash to meet all short-term and long-term cash requirements. However, there can be no assurance that unforeseen business needs or other items will not occur causing us to have to sell those securities in a loss position before their values fully recover, thereby causing us to recognize impairment charges in that time period.

Since October 2007 and through June 2012, our Board of Directors has authorized aggregate repurchases of our common stock of up to $500 million. As of June 30, 2012, we have $125.2 million available for repurchases under these repurchase authorizations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. During the first six months of 2012 we purchased 0.3 million shares of our common stock through open market purchases at a cost of $10.0 million. Total repurchases under this program as of June 30, 2012 were 8.8 million shares at a cost of $374.8 million. Additionally, from time to time, we may also repurchase debt.

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

In November 2011, we entered into a Standby Letter of Credit Facility Agreement (the “Facility Agreement”) not to exceed $180.0 million outstanding at any one time, with the option to increase the amount available for issuances of letters of credit to $270.0 million in the aggregate on one occasion only during the term of the Facility Agreement (subject to the consent of all lenders and assuming no default and satisfaction of other specified conditions). The agreement provides certain covenants including, but not limited to, the syndicates’ financial condition. The Facility Agreement is used to provide regulatory capital supporting Chaucer’s underwriting through two managed syndicates. The Facility Agreement expires on December 31, 2016. A letter of credit commission fee on outstanding letters of credit is payable quarterly, and ranges from 1.50% to 2.125% per annum, depending on our credit ratings for portions that are not cash collateralized, and 0.30% per annum for portions that are cash collateralized. In the first six months of 2012, we collateralized $33.0 million of the $180.0 million outstanding letter of credit. In addition to the commission fee on the uncollateralized outstanding letter of credit, a commitment fee in respect of the unutilized commitments under the Facility Agreement is payable quarterly, and ranges from 0.60% to 0.85% per annum, depending on our credit ratings. Chaucer is also required to pay customary agency fees.

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

At June 30, 2012, we were in compliance with the covenants of the aforementioned debt agreements.

Off-Balance Sheet Arrangements

We currently do not have any material off-balance sheet arrangements that are reasonably likely to have a material effect on our financial position, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contingencies and Regulatory Matters

Information regarding contingencies and regulatory matters appears in Part I—Note 12 "Commitments and Contingencies" of the Notes to Interim Consolidated Financial Statements.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Our market risks, the ways we manage them, and sensitivity to changes in interest rates, equity price risk, and foreign currency exchange risk are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2011, included in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes in the first six months of 2012 to these risks or our management of them.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the internal control over financial reporting, as required by Rule 13a-15(d) of the Exchange Act, to determine whether any changes occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there were no such changes during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

This document contains, and management may make, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, may be forward-looking statements. When used in our Management’s Discussion and Analysis, the words: “believes”, “anticipates”, “expects”, “projections”, “outlook”, “should”, “could”, “plan”, “guidance”, “likely”, “on track to”, “targeted” and similar expressions are intended to identify forward-looking statements. We wish to caution readers that accuracy with respect to forward-looking projections is difficult and risks and uncertainties, in some cases, have affected and in the future could affect our actual results and could cause our actual results for the remainder of 2012 and beyond to differ materially from historical results and from those expressed in any of our forward-looking statements. We operate in a business environment that is continually changing, and as such, new risk factors may emerge over time. Additionally, our business is conducted in competitive markets and therefore involves a higher degree of risk. We cannot predict these new risk factors nor can we assess the impact, if any, that they may have on our business in the future. Some of the factors that could cause actual results to differ include, but are not limited to, the following:

—	changes in the demand for our products;

—	risks and uncertainties with respect to our ability to retain profitable policies in force and attract profitable policies;

—	changes in our estimates of loss and loss adjustment expense reserves, resulting in adverse loss development;

—	changes in frequency and loss trends;

—	changes in regulation and economic conditions, particularly with respect to regions where we have geographical concentrations;

—	volatile and unpredictable developments, including severe weather and other natural physical events, catastrophes and terrorist actions;

—	risks and uncertainties with respect to our ability to collect all amounts due from reinsurers and to maintain current levels of reinsurance in the future at commercially reasonable rates, or at all;

—	heightened volatility, fluctuations in interest rates, inflationary pressures, default rates and other factors that affect investment returns from our investment portfolio;

—	risks and uncertainties associated with our participation in shared market mechanisms, mandatory reinsurance programs and mandatory and voluntary pooling arrangements;

—	an increase in mandatory assessments by state guaranty funds or by Lloyd’s Central Fund;

—	actions by our competitors, many of which are larger or have greater financial resources than we do;

—	loss or retirement of key employees;

—

operating difficulties and other unintended consequences from acquisitions and integration of acquired businesses, the introduction of new products and related technology changes and new operating models;

—	changes in our claims-paying and financial strength ratings;

—	negative changes in our level of statutory surplus;

—	risks and uncertainties with respect to our growth strategies;

—	our ability to declare and pay dividends;

—	changes in accounting principles and related financial reporting requirements;

—	errors or omissions in connection with the administration of any of our products;

—	risks and uncertainties with technology, data security and/or outsourcing relationships may negatively impact our ability to conduct business;

—	an inability to be compliant with new regulations such as Solvency II or existing regulation such as Sarbanes-Oxley;

—	unfavorable judicial or legislative developments; and

—	other factors described in such forward-looking statements.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Shares purchased in the second quarter of 2012 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
April 1 – 30, 2012	-	$-	-	$135,200,000
May 1 – 31, 2012 (1)	216,915	38.83	216,732	126,800,000
June 1 – 30, 2012 (2)	43,844	37.94	42,756	125,200,000
Total	260,759	$38.68	259,488	$125,200,000

(1)	Includes 183 shares withheld to satisfy exercise price and/or tax withholding amounts due from employees associated with the exercise or vesting of equity awards.
(2)	Includes 1,088 shares withheld to satisfy exercise price and/or tax withholding amounts due from employees associated with the exercise or vesting of equity awards.

ITEM 6 - EXHIBITS

EX – 10.1	Description of 2012-2013 Non-Employee Director Compensation

EX – 10.2	The Hanover Insurance Group Retirement Savings Plan, as amended

EX – 10.3

The Hanover Insurance Group 2006 Long-Term Incentive Plan, as amended, previously filed as Annex I to the Registrant’s Proxy Statement (Commission File No. 001-13754) filed with the Commission on March 29, 2012 and incorporated herein by reference.

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

EX – 101

The following materials from The Hanover Insurance Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011; (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011; (iii) Consolidated Balance Sheets at June 30, 2012 and December 31, 2011; (iv) Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (vi) related notes to these financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hanover Insurance Group, Inc
Registrant

August 2, 2012	/s/ Frederick H. Eppinger, Jr.
Date	Frederick H. Eppinger, Jr.
President, Chief Executive Officer
and Director

August 2, 2012	/s/ David B. Greenfield
Date	David B. Greenfield
Executive Vice President,
Chief Financial Officer and
Principal Accounting Officer