Form 10-Q
period 2012-09-30
HANOVER INSURANCE GROUP, INC.
filed 2012-11-01
CIK 944695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of the registrant’s common stock was 44,573,485 as of October 31, 2012.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2012	2011	2012	2011
REVENUES
Premiums	$1,071.0	$1,018.6	$3,156.6	$2,550.8
Net investment income	69.2	67.8	206.5	189.2
Net realized investment gains (losses):
Net realized gains from sales and other	7.2	9.7	10.4	28.6
Net other–than–temporary impairment losses on investments recognized in earnings	(2.2)	(1.5)	(5.7)	(3.7)

Total net realized investment gains	5.0	8.2	4.7	24.9

Fees and other income	12.5	13.4	38.9	30.8

Total revenues	1,157.7	1,108.0	3,406.7	2,795.7

LOSSES AND EXPENSES
Losses and loss adjustment expenses	708.4	734.9	2,101.9	1,863.4
Policy acquisition expenses	235.8	222.3	697.0	547.5
Interest expense	14.6	17.4	46.7	38.6
Other operating expenses	145.7	152.7	426.0	388.2

Total losses and expenses	1,104.5	1,127.3	3,271.6	2,837.7

Income (loss) before income taxes	53.2	(19.3)	135.1	(42.0)

Income tax expense (benefit):
Current	(16.9)	(18.4)	11.2	(40.7)
Deferred	29.2	9.1	22.5	13.6

Total income tax expense (benefit)	12.3	(9.3)	33.7	(27.1)

Income (loss) from continuing operations	40.9	(10.0)	101.4	(14.9)
Net gain from discontinued operations (net of income tax benefit of $0.3 and $0.1 for the three months ended September 30, 2012 and September 30, 2011 and $0.7 for the nine months ended September 30, 2012)	(0.5)	-	9.5	2.0

Net income (loss)	$40.4	$(10.0)	$110.9	$(12.9)

PER SHARE DATA
Basic
Income (loss) from continuing operations	$0.92	$(0.22)	$2.26	$(0.33)
Net gain from discontinued operations	(0.01)	-	0.21	0.05

Net income (loss) per share	$0.91	$(0.22)	$2.47	$(0.28)

Weighted average shares outstanding	44.6	45.3	44.8	45.4

Diluted
Income (loss) from continuing operations	$0.90	$(0.22)	$2.23	$(0.33)
Net gain from discontinued operations	(0.01)	-	0.21	0.05

Net income (loss) per share	$0.89	$(0.22)	$2.44	$(0.28)

Weighted average shares outstanding	45.2	45.3	45.4	45.4

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
Net income (loss)	$40.4	$(10.0)	$110.9	$(12.9)

Other comprehensive income:
Available-for-sale securities and derivative instruments:
Net appreciation during the period	82.9	6.3	173.1	41.9
Portion of other-than-temporary impairment losses transferred from other comprehensive income	3.7	0.8	11.0	6.2
Benefit (provision) for deferred income taxes	(34.8)	9.6	(43.5)	11.1

Total available-for-sale securities and derivative instruments	51.8	16.7	140.6	59.2

Pension and postretirement benefits:
Amortization recognized as net periodic benefit costs:
Net actuarial loss	3.3	3.9	9.8	11.6
Prior service cost	(0.9)	(1.3)	(2.8)	(3.9)

Total amortization recognized as net periodic benefit costs	2.4	2.6	7.0	7.7
Provision for deferred income taxes	(0.8)	(0.9)	(2.4)	(2.7)

Total pension and postretirement benefits	1.6	1.7	4.6	5.0

Cumulative foreign currency translation adjustment:
Amount recognized as cumulative foreign currency translation during the period	11.6	(14.5)	13.0	(14.5)
Benefit (provision) for deferred income taxes	(4.1)	5.1	(4.6)	5.1

Total cumulative foreign currency translation adjustment	7.5	(9.4)	8.4	(9.4)

Other comprehensive income	60.9	9.0	153.6	54.8

Comprehensive income (loss)	$101.3	$(1.0)	$264.5	$41.9

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except per share data)	September 30, 2012	December 31, 2011
ASSETS
Investments:
Fixed maturities, at fair value (amortized cost of $6,363.6 and $6,008.7)	$6,794.9	$6,284.7
Equity securities, at fair value (cost of $363.0 and $239.9)	392.8	246.4
Other investments	257.1	190.2

Total investments	7,444.8	6,721.3

Cash and cash equivalents	462.0	820.4
Accrued investment income	74.8	71.8
Premiums and accounts receivable, net	1,350.5	1,168.1
Reinsurance recoverable on paid and unpaid losses and unearned premiums	2,444.6	2,262.2
Deferred policy acquisition costs	501.3	458.6
Deferred income taxes	206.5	274.0
Goodwill	184.8	185.5
Other assets	531.0	515.5
Assets of discontinued operations	129.8	121.2

Total assets	$13,330.1	$12,598.6

LIABILITIES
Loss and loss adjustment expense reserves	$5,938.9	$5,760.3
Unearned premiums	2,555.7	2,292.1
Expenses and taxes payable	618.5	642.9
Reinsurance premiums payable	473.9	378.9
Debt	917.5	911.1
Liabilities of discontinued operations	126.2	129.3

Total liabilities	10,630.7	10,114.6

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 20.0 million shares authorized, none issued	-	-
Common stock, $0.01 par value, 300.0 million shares authorized, $60.5 million shares issued	0.6	0.6
Additional paid-in capital	1,785.0	1,784.8
Accumulated other comprehensive income	364.0	210.4
Retained earnings	1,282.1	1,211.3
Treasury stock, at cost (16.2 and 15.9 million shares)	(732.3)	(723.1)

Total shareholders’ equity	2,699.4	2,484.0

Total liabilities and shareholders’ equity	$13,330.1	$12,598.6

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Nine Months Ended September 30,
(in millions)	2012	2011
PREFERRED STOCK
Balance at beginning and end of period	$-	$-

COMMON STOCK
Balance at beginning and end of period	0.6	0.6

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	1,784.8	1,796.5
Employee and director stock-based awards and other	0.2	(11.3)

Balance at end of period	1,785.0	1,785.2

ACCUMULATED OTHER COMPREHENSIVE INCOME
NET UNREALIZED APPRECIATION ON INVESTMENTS AND DERIVATIVE INSTRUMENTS:

Balance at beginning of period	308.7	218.3
Net appreciation during the period:
Net appreciation on available-for-sale securities and derivative instruments	184.1	48.1
Benefit (provision) for deferred income taxes	(43.5)	11.1

	140.6	59.2

Balance at end of period	449.3	277.5

DEFINED BENEFIT PENSION AND POSTRETIREMENT PLANS:
Balance at beginning of period	(86.8)	(81.6)
Amount recognized as net periodic benefit cost during the period	7.0	7.7
Provision for deferred income taxes	(2.4)	(2.7)

	4.6	5.0

Balance at end of period	(82.2)	(76.6)

CUMULATIVE FOREIGN CURRENCY TRANSLATION ADJUSTMENT:
Balance at beginning of period	(11.5)	-
Amount recognized as cumulative foreign currency translation during the period	13.0	(14.5)
Benefit (Provision) for deferred income taxes	(4.6)	5.1

	8.4	(9.4)

Balance at end of period	(3.1)	(9.4)

Total accumulated other comprehensive income	364.0	191.5

RETAINED EARNINGS
Balance at beginning of period	1,211.3	1,246.8
Cumulative effect of accounting change, net of taxes	-	(25.4)

Balance at beginning of period, as adjusted	1,211.3	1,221.4
Net income (loss)	110.9	(12.9)
Dividends to shareholders	(40.3)	(37.5)
Treasury stock issued for less than cost	(4.6)	(6.1)
Recognition of employee stock-based compensation	4.8	9.7

Balance at end of period	1,282.1	1,174.6

TREASURY STOCK
Balance at beginning of period	(723.1)	(720.1)
Shares purchased at cost	(20.0)	(20.0)
Net shares reissued at cost under employee stock-based compensation plans	10.8	17.0

Balance at end of period	(732.3)	(723.1)

Total shareholders’ equity	$2,699.4	$2,428.8

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in millions)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$110.9	$(12.9)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized investment gains	(3.8)	(13.4)
Net amortization and depreciation	26.0	12.3
Net gain on sale of Citizens Management, Inc.	(10.8)	-
Stock-based compensation expense	9.8	9.7
Amortization of deferred benefit plan costs	7.0	7.7
Deferred income taxes	21.9	13.8
Change in deferred acquisition costs	(42.6)	17.6
Change in accrued interest income	(2.9)	(30.7)
Change in premiums receivable, net of reinsurance premiums payable	(87.5)	41.1
Change in loss, loss adjustment expense and unearned premium reserves	442.1	254.6
Change in reinsurance recoverable	(181.3)	(53.7)
Change in expenses and taxes payable	(23.8)	62.7
Other, net	(60.4)	(22.5)

Net cash provided by operating activities	204.6	286.3

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposals and maturities of fixed maturities	1,267.4	1,138.2
Proceeds from disposals of equity securities and other investments	21.7	17.7
Purchases of fixed maturities	(1,601.1)	(1,122.5)
Purchases of equity securities and other investments	(206.1)	(58.6)
Proceeds from disposal of Citizens Management, Inc., net of cash transferred	5.2	-
Cash used for business acquisitions, net of cash acquired	-	268.4
Capital expenditures	(11.2)	(9.8)
Net payments related to derivative agreements	(4.4)	(2.2)

Net cash provided by (used in) investing activities	(528.5)	231.2

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of employee stock options	1.9	3.9
Proceeds from debt borrowings	7.4	314.4
Decrease in cash collateral related to securities lending program	(6.6)	(32.6)
Dividends paid to shareholders	(40.3)	(37.5)
Repurchases of debt	(0.8)	(86.8)
Repurchases of common stock	(20.0)	(20.0)
Other financing activities	(0.2)	(0.6)

Net cash provided by (used in) financing activities	(58.6)	140.8

Effect of exchange rate changes on cash	24.0	(28.4)

Net change in cash and cash equivalents	(358.5)	629.9
Net change in cash related to discontinued operations	0.1	2.4
Cash and cash equivalents, beginning of period	820.4	290.4

Cash and cash equivalents, end of period	$462.0	$922.7

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

The interim consolidated financial statements of THG include the accounts of The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America, THG’s principal U.S. domiciled property and casualty companies; Chaucer Holdings plc (“Chaucer”), a specialist underwriting group which operates through the Society and Corporation of Lloyd’s (“Lloyd’s”) and certain other insurance and non-insurance subsidiaries. These legal entities conduct their operations through several business segments discussed in Note 9 – “Segment Information”. The acquisition of Chaucer on July 1, 2011, which has added meaningful business volumes to THG results, has affected the comparability of the interim consolidated financial statements and related footnotes for the nine months ended September 30, 2012 and 2011. Results of operations for the nine months ended September 30, 2011 include Chaucer’s results for only the period from July 1, 2011 through September 30, 2011, while results of operations for the nine months ended September 30, 2012 includes Chaucer’s results for all nine months in 2012. Results of operations for the three months ended September 30, 2012 and 2011 include results from all of the Company’s business segments. Additionally, the interim consolidated financial statements include the Company’s discontinued operations, consisting primarily of the Company’s former life insurance businesses, its accident and health business and its third party administrator. All intercompany accounts and transactions have been eliminated.

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

In the opinion of the Company’s management, the accompanying interim consolidated financial statements reflect all adjustments, consisting of normal recurring items, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 29, 2012.

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

In October 2010, the FASB issued ASC Update No. 2010-26 (Topic 944), Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (a consensus of the FASB Emerging Issues Task Force). This ASC update provides clarity in defining which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral, commonly known as deferred acquisition costs. Additionally, this update specifies that only costs associated with the successful acquisition of a policy or contract may be deferred, whereas industry practice historically included costs relating to unsuccessful contract acquisition. This ASC is effective for fiscal years beginning after December 15, 2011. Retrospective application to all prior periods upon the date of adoption is permitted. The Company implemented this guidance effective January 1, 2012 and has elected to apply this guidance retrospectively. Retrospective application requires the new accounting principle to be reflected in the earliest period presented as if the accounting principle had always been used. The Company has reflected the impact of the retrospective application as a cumulative effect of a change in accounting principle through equity at the beginning of the earliest reporting period presented within this Form 10-Q and will reflect this application in all future filings with the SEC. The implementation of this ASC resulted in an after-tax reduction to our stockholders’ equity as of January 1, 2012 of $25.8 million, or 1%. The effect of implementing this guidance was not material to our results of operations on either a historical or prospective basis.

Recently Issued Standards

In July 2012, the FASB issued ASC Update No. 2012-02 (Topic 350) Testing Indefinite – Lived Intangible Assets for Impairment. This ASC update allows an entity to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite – lived intangible asset is impaired. This assessment should be used as a basis for determining whether it is necessary to perform the quantitative impairment test. An entity would not be required to calculate the fair value of the intangible asset and perform the quantitative test unless the entity determines, based upon its qualitative assessment, that it is more likely than not that its fair value is less than its carrying value. The update further improves previous guidance by expanding upon the examples of events and circumstances that an entity should consider in determining whether it is more likely than not that the fair value of an indefinite – lived intangible asset is less than its carrying amount. The update also allows an entity the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. This ASC update is effective for annual and interim periods beginning after September 15, 2012, with early adoption permitted. The Company does not expect the adoption of ASC Update 2012-02 to have a material impact on its financial position or results of operations.

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

Pro Forma Results

The following unaudited pro forma information presents the combined revenues, net income (loss) and net income (loss) per share of THG and Chaucer for the nine months ended September 30, 2011, with pro forma purchase accounting adjustments as if the acquisition had been consummated as of January 1, 2011. This pro forma information is not necessarily indicative of what would have occurred had the acquisition and related transactions been made on January 1, 2011, or of future results of the Company. The Company’s income statement accounts denominated in foreign currencies are translated to U.S. dollars at the average rates of exchange for the period indicated.

(in millions, except per share data)	Nine Months Ended September 30, 2011
Revenue	$3,224.8

Net income (loss)	$(66.3)

Net income (loss) per share – basic	$(1.46)

Net income (loss) per share – diluted	$(1.46)

Weighted average shares outstanding – basic	45.4

Weighted average shares outstanding – diluted	45.4

Other

The Company recognized $1.9 million in net foreign currency transaction losses in the Statement of Income during the three months ended September 30, 2011 and $1.0 million in net foreign currency transaction losses and $3.0 million in net foreign currency transaction gains during the three and nine months ended September 30, 2012, respectively.

DISCONTINUED OPERATIONS

Discontinued Third Party Administration Business

On April 30, 2012, the Company completed the sale of its third party administration subsidiary, Citizens Management, Inc. The Company recognized net gains of $10.8 million after taxes related to this transaction in the first nine months of 2012. Included in this amount and recognized during the third quarter of 2012 was a contingent gain with a fair value of $1.7 million that was entirely contributed to the Company’s charitable foundation.

4. Income Taxes

Income tax expense for the nine months ended September 30, 2012 and 2011 has been computed using estimated effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect current estimates of the annual effective tax rates.

For the nine months ended September 30, 2012, the tax provision is comprised of a $3.4 million U.S. federal income tax expense and $30.3 million foreign income tax expense. For the nine months ended September 30, 2011, the tax provision was comprised of a $34.4 million U.S. federal income tax benefit and $7.3 million in foreign income tax expense.

Although most of the Company’s non – U.S. income is subject to U.S. federal income tax, certain of its non – U.S. income is not subject to U.S. federal income tax until repatriated. Foreign taxes on this non – U.S. income are accrued at the lower U.K. tax rate, as opposed to the higher U.S. statutory rate, since these earnings are intended to be permanently reinvested overseas. This assumption could change, as a result of a sale of the subsidiaries, the receipt of dividends from the subsidiaries, a change in management’s intentions, or as a result of various other events. For the nine months ended September 30, 2012, all of the Company’s non – US income was generated entirely from that portion of the business that is subject to the higher U.S. statutory federal income tax rate.

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

5. Pension and Other Postretirement Benefit Plans

The components of net periodic pension cost for defined benefit pension and other postretirement benefit plans included in the Company’s results of operations are as follows:

	Three Months Ended September 30,
(in millions)	2012	2011	2012	2011
	Pension Plans		Postretirement Plans
Service cost – benefits earned during the period	$0.4	$0.4	$-	$0.1
Interest cost	8.8	9.2	0.6	0.6
Expected return on plan assets	(9.6)	(9.9)	-	-
Recognized net actuarial loss	3.2	3.8	0.1	0.1
Amortization of prior service cost	0.1	-	(1.0)	(1.3)
Net periodic cost (benefit)	$2.9	$3.5	$(0.3)	$(0.5)

	Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
	Pension Plans		Postretirement Plans
Service cost – benefits earned during the period	$1.2	$0.4	$0.1	$0.1
Interest cost	26.4	25.0	1.6	1.8
Expected return on plan assets	(29.0)	(27.0)	-	-
Recognized net actuarial loss	9.6	11.3	0.2	0.3
Amortization of prior service cost	0.1	-	(2.9)	(3.9)

Net periodic cost (benefit)	$8.3	$9.7	$(1.0)	$(1.7)

6. Investments

A. Fixed maturities and equity securities

The amortized cost and fair value of available-for-sale fixed maturities and the cost and fair value of equity securities were as follows:

	September 30, 2012
(in millions)	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI Unrealized Losses
Fixed maturities:
U.S. Treasury and government agencies	$214.3	$9.4	$0.2	$223.5	$-
Foreign government	360.3	4.8	0.3	364.8	-
Municipal	951.0	89.3	1.7	1,038.6	-
Corporate	3,510.1	279.3	16.2	3,773.2	9.3
Residential mortgage-backed	792.5	44.5	4.6	832.4	2.9
Commercial mortgage-backed	342.7	23.3	0.5	365.5	-
Asset-backed	192.7	4.2	-	196.9	-

Total fixed maturities	$6,363.6	$454.8	$23.5	$6,794.9	$12.2

Equity securities	$363.0	$34.8	$5.0	$392.8	$-

	December 31, 2011
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI Unrealized Losses
Fixed maturities:
U.S. Treasury and government agencies	$261.7	$7.8	$0.2	$269.3	$-
Foreign government	239.1	0.4	0.5	239.0	-
Municipal	964.5	67.4	3.9	1,028.0	-
Corporate	3,218.2	197.7	40.3	3,375.6	13.8
Residential mortgage-backed	816.1	40.9	8.4	848.6	6.1
Commercial mortgage-backed	384.1	15.0	1.0	398.1	-
Asset-backed	125.0	1.8	0.7	126.1	–

Total fixed maturities	$6,008.7	$331.0	$55.0	$6,284.7	$19.9

Equity securities	$239.9	$15.3	$8.8	$246.4	$-

Other-than-temporary impairments (“OTTI”) unrealized losses in the tables above represent OTTI recognized in accumulated other comprehensive income. This amount excludes net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date of $22.6 million and $25.1 million as of September 30, 2012 and December 31, 2011, respectively.

The amortized cost and fair value by maturity periods for fixed maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or the Company may have the right to put or sell the obligations back to the issuers.

(in millions)	September 30, 2012
	Amortized Cost	Fair Value
Due in one year or less	$461.6	$466.9
Due after one year through five years	2,230.2	2,352.1
Due after five years through ten years	1,705.0	1,881.6
Due after ten years	638.9	699.5

	5,035.7	5,400.1
Mortgage-backed and asset-backed securities	1,327.9	1,394.8

Total fixed maturities	$6,363.6	$6,794.9

B. Securities in an unrealized loss position

The following tables provide information about the Company’s fixed maturities and equity securities that were in an unrealized loss position at September 30, 2012 and December 31, 2011.

	September 30, 2012
	12 months or less		Greater than 12 months		Total
(in millions)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Fixed maturities:
Investment grade:
U.S. Treasury and government agencies	$-	$12.4	$0.2	$8.7	$0.2	$21.1
Foreign governments	0.2	44.6	0.1	0.4	0.3	45.0
Municipal	0.1	19.1	1.6	32.7	1.7	51.8
Corporate	2.6	120.3	6.5	49.7	9.1	170.0
Residential mortgage-backed	0.4	30.2	3.3	13.4	3.7	43.6
Commercial mortgage-backed	0.4	13.7	0.1	4.9	0.5	18.6
Asset-backed	-	3.1	-	0.5	-	3.6

Total investment grade	3.7	243.4	11.8	110.3	15.5	353.7
Below investment grade:
Municipal	-	-	-	2.0	-	2.0
Corporate	2.0	34.0	5.1	51.5	7.1	85.5
Residential mortgage-backed	-	1.4	0.9	3.6	0.9	5.0

Total below investment grade	2.0	35.4	6.0	57.1	8.0	92.5

Total fixed maturities	5.7	278.8	17.8	167.4	23.5	446.2

Equity securities	3.9	98.3	1.1	15.3	5.0	113.6

Total	$9.6	$377.1	$18.9	$182.7	$28.5	$559.8

	December 31, 2011
	12 months or less		Greater than 12 months		Total
(in millions)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Fixed maturities:
Investment grade:
U.S. Treasury and government agencies	$0.2	$57.7	$-	$-	$0.2	$57.7
Foreign governments	0.5	148.8	-	-	0.5	148.8
Municipal	0.5	28.0	3.4	58.8	3.9	86.8
Corporate	19.9	699.6	8.2	35.6	28.1	735.2
Residential mortgage-backed	5.1	115.8	2.4	9.9	7.5	125.7
Commercial mortgage-backed	0.7	58.0	0.3	4.6	1.0	62.6
Asset-backed	0.2	67.6	-	-	0.2	67.6

Total investment grade	27.1	1,175.5	14.3	108.9	41.4	1,284.4

Below investment grade:
Corporate	8.5	118.0	3.7	14.7	12.2	132.7
Residential mortgage-backed	0.9	8.0	-	-	0.9	8.0
Asset-backed	0.5	0.9	-	-	0.5	0.9

Total below investment grade	9.9	126.9	3.7	14.7	13.6	141.6
Total fixed maturities	37.0	1,302.4	18.0	123.6	55.0	1,426.0

Equity securities	8.8	87.2	-	-	8.8	87.2

Total	$45.8	$1,389.6	$18.0	$123.6	$63.8	$1,513.2

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

C. Proceeds from sales

Proceeds from sales of available-for-sale securities and the gross realized gains and losses on those sales were as follows:

	Three Months Ended September 30,
	2012			2011
(in millions)	Proceeds from Sales	Gross Gains	Gross Losses	Proceeds from Sales	Gross Gains	Gross Losses
Fixed maturities	$78.8	$2.3	$0.3	$188.5	$2.2	$0.1
Equity securities	13.6	2.4	-	14.1	1.1	0.1

	Nine Months Ended September 30,
	2012			2011
(in millions)	Proceeds from Sales	Gross Gains	Gross Losses	Proceeds from Sales	Gross Gains	Gross Losses
Fixed maturities	$486.8	$8.9	$1.9	$592.3	$18.1	$1.1
Equity securities	17.1	2.9	0.2	15.9	1.5	0.1

D. Other Investments

The Company held overseas deposits of $163.5 million and $135.1 million at September 30, 2012 and December 31, 2011, respectively, which are investments held in overseas funds and managed exclusively by Lloyd’s. These investments are reflected in other investments in the Consolidated Balance Sheets.

E. Other-than-temporary impairments

For the three months ended September 30, 2012, total OTTI of fixed maturities and equity securities were $1.4 million. Of this amount, $2.2 million was recognized in earnings, including $0.8 million that was transferred from accumulated other comprehensive income. For the first nine months of 2012, total OTTI of fixed maturities and equity securities were $5.2 million. Of this amount, $5.7 million was recognized in earnings, including $0.5 million that was transferred from accumulated other comprehensive income.

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

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Credit losses as of the beginning of the period	$13.8	$14.8	$14.5	$16.7
Credit losses for which an OTTI was not previously recognized	0.1	-	0.5	-
Additional credit losses on securities for which an OTTI was previously recognized	-	0.4	0.6	0.6
Reduction for securities sold, matured or called during the period	(2.5)	(0.3)	(4.2)	(1.6)
Reduction for securities reclassified as intend to sell	(0.2)	-	(0.2)	(0.8)
Credit losses as of the end of the period	$11.2	$14.9	$11.2	$14.9

F. Restricted assets

In accordance with Lloyd’s operating guidelines, the Company deposits funds at Lloyd’s to support underwriting operations. These funds are available only to fund claim obligations. These restricted assets consisted of approximately $542 million of fixed maturities and $1 million of cash and cash equivalents as of September 30, 2012. The Company also deposits funds with various state and governmental authorities in the U.S. For a discussion of the Company’s deposits with state and governmental authorities, see also Note 3 – “Investments” of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Cash and Cash Equivalents

The carrying amount approximates fair value. Cash equivalents primarily consist of money market instruments, which are generally valued using unadjusted quoted prices in active markets that are accessible for identical assets and are classified as Level 1.

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

—

Corporate fixed maturities – overall credit quality, including assessments of the level and variability of: economic sensitivity; liquidity; corporate financial policies; management quality; regulatory environment; competitive position; ownership; restrictive covenants; and security or collateral.

—

Residential mortgage-backed securities – estimates of prepayment speeds based upon: historical prepayment rate trends; underlying collateral interest rates; geographic concentration; vintage year; borrower credit quality characteristics; interest rate and yield curve forecasts; government or monetary authority support programs; tax policies; delinquency/default trends; and, in the case of non-agency collateralized mortgage obligations, severity of loss upon default and length of time to recover proceeds following default.

—

Commercial mortgage-backed securities – overall credit quality, including assessments of the value and supply/demand characteristics of: collateral type such as office, retail, residential, lodging, or other; geographic concentration by region, state, metropolitan statistical area and locale; vintage year; historical collateral performance including defeasance, delinquency, default and special servicer trends; and capital structure support features.

—

Asset-backed securities – overall credit quality, including assessments of the underlying collateral type such as credit card receivables, auto loan receivables and equipment lease receivables; geographic diversification; vintage year; historical collateral performance including delinquency, default and casualty trends; economic conditions influencing use rates and resale values; and contract structural support features.

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

Other Investments

Other investments consist primarily of overseas trust funds, for which fair values are provided by the investment manager based on quoted prices for similar instruments in active markets and are reported as Level 2. Also included in other investments are cost basis limited partnerships and mortgage loans. Cost basis limited partnerships’ fair values are based on the net asset value provided by the general partner and recent financial information and are reported as Level 3. Mortgage loans’ fair values are estimated by discounting the future contractual cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and are reported as Level 2.

Debt

The fair value of debt was estimated based on quoted market prices. If a quoted market price is not available, fair values are estimated using discounted cash flows that are based on current interest rates and yield curves for debt issuances with maturities and credit risks consistent with the debt being valued. Debt is reported as Level 2.

The estimated fair values of the financial instruments were as follows:

(in millions)	September 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and cash equivalents	$462.0	$462.0	$820.4	$820.4
Fixed maturities	6,794.9	6,794.9	6,284.7	6,284.7
Equity securities	392.8	392.8	246.4	246.4
Other investments	182.5	182.8	154.4	153.9

Total financial assets	$7,832.2	$7,832.5	$7,505.9	$7,505.4

Financial Liabilities
Debt	$917.5	$1,065.3	$911.1	$1,014.9

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

The following tables provide, for each hierarchy level, the Company’s assets at September 30, 2012 and December 31, 2011 that are measured at fair value on a recurring basis.

	September 30, 2012
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$223.5	$79.9	$143.6	$-
Foreign governments	364.8	82.2	282.6	-
Municipal	1,038.6	-	1,019.0	19.6
Corporate	3,773.2	-	3,745.8	27.4
Residential mortgage-backed, U.S. agency backed	622.5	-	622.5	-
Residential mortgage-backed, non-agency	209.9	-	209.2	0.7
Commercial mortgage-backed	365.5	-	338.1	27.4
Asset-backed	196.9	-	195.8	1.1

Total fixed maturities	6,794.9	162.1	6,556.6	76.2
Equity securities	383.1	305.7	53.5	23.9
Other investments	167.1	-	163.5	3.6

Total investment assets at fair value	$7,345.1	$467.8	$6,773.6	$103.7

	December 31, 2011
	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$269.3	$147.3	$122.0	$-
Foreign governments	239.0	-	239.0	-
Municipal	1,028.0	-	1,014.4	13.6
Corporate	3,375.6	-	3,351.8	23.8
Residential mortgage-backed, U.S. agency backed	663.3	-	663.3	-
Residential mortgage-backed, non-agency	185.3	-	180.1	5.2
Commercial mortgage-backed	398.1	-	374.4	23.7
Asset-backed	126.1	-	116.9	9.2

Total fixed maturities	6,284.7	147.3	6,061.9	75.5
Equity securities	237.0	177.4	36.2	23.4
Other investments	138.7	-	135.1	3.6

Total investment assets at fair value	$6,660.4	$324.7	$6,233.2	$102.5

The following table provides, for each hierarchy level, the Company’s estimated fair values of financial instruments that are not carried at fair value:

	September 30, 2012
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$462.0	$462.0	$-	$-
Equity securities	9.7	-	9.7	-
Other investments	15.7	-	5.1	10.6
Liabilities:
Debt	$1,065.3	$-	$1,065.3	$-

The table below provides a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fixed Maturities
(in millions)	Municipal	Corporate	Residential mortgage- backed, non- agency	Commercial mortgage- backed	Asset- backed	Total	Equities and Other	Total Assets
Three Months Ended September 30, 2012
Balance July 1, 2012	$16.9	$27.4	$0.6	$27.4	$1.1	$73.4	$29.2	$102.6
Transfers into Level 3	2.6	-	-	-	-	2.6	-	2.6
Total gains (losses):
Included in earnings	-	0.1	-	-	-	0.1	-	0.1
Included in other comprehensive income- net appreciation (depreciation) on available for sale securities	0.3	-	-	0.6	-	0.9	(1.7)	(0.8)
Purchases and sales:
Purchases	-	-	0.1	-	-	0.1	-	0.1
Sales	(0.2)	(0.1)	-	(0.6)	-	(0.9)	-	(0.9)

Balance September 30, 2012	$19.6	$27.4	$0.7	$27.4	$1.1	$76.2	$27.5	$103.7

Three Months Ended September 30, 2011
Balance July 1, 2011	$16.1	$36.8	$0.5	$18.6	$-	$72.0	$6.3	$78.3
Transfers into Level 3	-	6.9	-	-	-	6.9	-	6.9
Transfer out of Level 3	-	(8.8)	(0.5)	-	-	(9.3)	-	(9.3)
Total gains (losses):
Included in earnings	-	0.1	-	-	-	0.1	-	0.1
Included in other comprehensive income- net appreciation (depreciation) on available for sale securities	-	(0.3)	-	0.1	(0.3)	(0.5)	(1.6)	(2.1)
Purchases and sales:
Purchases	-	-	-	7.3	-	7.3	-	7.3
Chaucer acquisition	-	0.1	5.6	-	8.8	14.5	24.2	38.7
Sales	(0.3)	(12.3)	(0.1)	(0.4)	(0.1)	(13.2)	-	(13.2)

Balance September 30, 2011	$15.8	$22.5	$5.5	$25.6	$8.4	$77.8	$28.9	$106.7

	Fixed Maturities
(in millions)	Municipal	Corporate	Residential mortgage- backed, non- agency	Commercial mortgage- backed	Asset- backed	Total	Equities and Other	Total Assets
Nine Months Ended September 30, 2012
Balance January 1, 2012	$13.6	$23.8	$5.2	$23.7	$9.2	$75.5	$27.0	$102.5
Transfers into Level 3	2.6	4.3	-	-	-	6.9	0.1	7.0
Transfers out of Level 3	-	(2.1)	-	-	(8.7)	(10.8)	-	(10.8)
Total gains (losses):
Included in earnings	-	0.4	-	-	-	0.4	(0.2)	0.2
Included in other comprehensive income-net appreciation (depreciation) on available for sale securities	1.0	0.5	0.1	(0.1)	-	1.5	1.3	2.8
Purchases and sales:
Purchases	3.0	1.5	0.1	5.2	1.0	10.8	-	10.8
Sales	(0.6)	(1.0)	(4.7)	(1.4)	(0.4)	(8.1)	(0.7)	(8.8)

Balance September 30, 2012	$19.6	$27.4	$0.7	$27.4	$1.1	$76.2	$27.5	$103.7

Nine Months Ended September 30, 2011
Balance January 1, 2011	$16.6	$28.2	$0.8	$19.0	$-	$64.6	$6.3	$70.9
Transfers into Level 3	-	10.6	-	-	-	10.6	-	10.6
Transfer out of Level 3	-	(15.3)	(0.5)	-	-	(15.8)	-	(15.8)
Total gains (losses):
Included in earnings	-	0.1	-	-	-	0.1	(0.5)	(0.4)
Included in other comprehensive income- net appreciation (depreciation) on available for sale securities	0.1	-	-	0.4	(0.3)	0.2	(1.1)	(0.9)
Purchases and sales:
Purchases	-	11.8	-	7.3	-	19.1	-	19.1
Chaucer acquisition	-	0.1	5.6	-	8.8	14.5	24.2	38.7
Sales	(0.9)	(13.0)	(0.4)	(1.1)	(0.1)	(15.5)	-	(15.5)

Balance September 30, 2011	$15.8	$22.5	$5.5	$25.6	$8.4	$77.8	$28.9	$106.7

During the three and nine months ended September 30, 2012 and 2011, the Company transferred fixed maturities between Level 2 and Level 3 primarily as a result of assessing the significance of unobservable inputs on the fair value measurement. There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2012 or 2011.

The following table summarizes gains and losses due to changes in fair value that are recorded in net income for Level 3 assets.

	Three Months Ended September 30,
	2012	2011
(in millions)	Net realized investment gains	Net realized investment gains
Level 3 Assets:
Fixed maturities:
Corporate	$0.1	$0.1

Total fixed maturities	$0.1	$0.1

	Nine Months Ended September 30,
	2012	2011
(in millions)	Net realized investment gains (losses)	Other-than- temporary impairments	Net realized investment gains	Total
Level 3 Assets:
Fixed maturities:
Corporate	$0.4	$-	$0.1	$0.1
Equities and Other	(0.2)	(0.5)	-	(0.5)

Total assets	$0.2	$(0.5)	$0.1	$(0.4)

The following table provides quantitative information about the significant unobservable inputs used by the Company in the fair value measurements of Level 3 assets as of September 30, 2012. Where discounted cash flows are used, the internally-developed discount rate is adjusted by the significant unobservable inputs shown in the table. Valuations for assets based on broker quotes for which there is a lack of transparency as to inputs used to develop the valuations have been excluded.

	Fair Value (in millions)	Valuation Technique	Significant Unobservable Inputs	Range (Wtd Average)
Fixed maturities:
Municipal	$19.6	Discounted cash flow	Discount for: Small issue size Long maturity Above-market coupon	1.0-4.0% (3.1%) 0.5% (0.5%) 0.3-1.0% (0.5%)
Corporate	27.2	Discounted cash flow	Discount for: Credit stress Above-market coupon Small issue size Long maturity	2.5-3.0% (2.5%) 0.3-1.0% (0.7%) 0.3-3.0% (0.6%) 0.5% (0.5%)
Residential mortgage-backed, non-agency	0.7	Discounted cash flow	Discount for: Small issue size	0.5% (0.5%)
Commercial mortgage-backed	27.4	Discounted cash flow	Discount for: Credit stress Long maturity Small issue size Above-market coupon Lease structure	1.0% (1.0%) 0.5-0.8% (0.7%) 0.5% (0.5%) 0.3-1.0% (0.4%) 0.3% (0.3%)
Asset-backed	1.1	Discounted cash flow	Discount for: Small issue size	0.3-2.0% (1.9%)
Equity securities	23.8	Market comparables	Net tangible asset market multiples	0.9X (0.9X)

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

8. Other Comprehensive Income

The following table provides a reconciliation of gross unrealized investment gains (losses) to the net balance shown in the Consolidated Statements of Comprehensive Income:

	Three Months Ended September 30,

	2012			2011
(in millions)	Pre-Tax	Tax Benefit (Expense)	Net of Tax	Pre-Tax	Tax Benefit (Expense)	Net of Tax
Unrealized gains on available-for-sale securities:
Unrealized gains arising during period	$90.9	$(32.1)	$58.8	$15.4	$7.8	$23.2
Less: reclassification adjustments for gains realized in net income	4.3	2.7	7.0	8.4	(1.9)	6.5

Total available-for-sale securities	86.6	(34.8)	51.8	7.0	9.7	16.7
Unrealized gains (losses) on derivative instruments:
Unrealized gains (losses) arising during period	-	-	-	0.1	(0.1)	-

Other comprehensive income (loss)	$86.6	$(34.8)	$51.8	$7.1	$9.6	$16.7

	Nine Months Ended September 30,

	2012			2011
(in millions)	Pre-Tax	Tax Benefit (Expense)	Net of Tax	Pre-Tax	Tax Benefit (Expense)	Net of Tax
Unrealized gains on available-for-sale securities:
Unrealized gains arising during period	$191.3	$(35.6)	$155.7	$74.6	$12.9	$87.5
Less: reclassification adjustments for gains realized in net income	7.3	7.9	15.2	24.7	2.4	27.1

Total available-for-sale securities	184.0	(43.5)	140.5	49.9	10.5	60.4
Unrealized gains (losses) on derivative instruments:
Unrealized gains (losses) arising during period	0.1	-	0.1	(1.8)	0.6	(1.2)

Other comprehensive income (loss)	$184.1	$(43.5)	$140.6	$48.1	$11.1	$59.2

9. Segment Information

The Company’s primary business operations include insurance products and services provided through four operating segments. These operating segments include the Company’s principal insurance operations conducted through the Commercial Lines, Personal Lines, and Chaucer segments and the Other Property and Casualty segment. Commercial Lines includes commercial multiple peril, commercial automobile, workers’ compensation, and other commercial coverages, such as specialty program business, inland marine, surety and other bonds, professional liability and management liability. Personal Lines includes personal automobile, homeowners and other personal coverages. Chaucer includes property, marine and aviation, energy, U.K. motor, and casualty and other coverages (which includes international liability, specialist coverages, and syndicate participations). The Other Property and Casualty segment consists of: Opus Investment Management, Inc., which markets investment management services to institutions, pension funds and other organizations; earnings on holding company assets; and, a voluntary pools business which is in run-off. The separate financial information is presented consistent with the way results are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

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

Summarized below is financial information with respect to business segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
Segment revenues:
Commercial Lines	$498.9	$449.4	$1,461.9	$1,336.6
Personal Lines	391.6	389.9	1,168.8	1,164.8
Chaucer	259.2	257.5	762.7	257.5
Other Property and Casualty	4.6	4.2	13.3	15.6

Total	1,154.3	1,101.0	3,406.7	2,774.5
Intersegment revenues	(1.6)	(1.2)	(4.7)	(3.7)

Total segment revenues	1,152.7	1,099.8	3,402.0	2,770.8
Net realized investment gains	5.0	8.2	4.7	24.9

Total revenues	$1,157.7	$1,108.0	$3,406.7	$2,795.7

Segment income (loss) before income taxes:
Commercial Lines:
GAAP underwriting loss	$(27.8)	$(57.1)	$(75.0)	$(133.2)
Net investment income	35.6	34.0	106.3	101.6
Other income	0.3	0.6	1.3	2.0

Commercial Lines segment income (loss)	8.1	(22.5)	32.6	(29.6)
Personal Lines:
GAAP underwriting loss	(8.4)	(29.1)	(14.6)	(69.7)
Net investment income	21.6	22.7	64.5	68.5
Other income	1.5	1.4	4.6	3.7

Personal Lines segment income (loss)	14.7	(5.0)	54.5	2.5
Chaucer:
GAAP underwriting income	30.7	12.1	64.6	12.1
Net investment income	10.2	8.6	29.8	8.6
Other income (expenses)	1.1	(0.8)	2.9	(0.8)

Chaucer segment income	42.0	19.9	97.3	19.9
Other Property and Casualty:
GAAP underwriting income (loss)	(1.1)	-	(2.3)	0.1
Net investment income	1.7	2.5	5.7	10.5
Other net expenses	(2.5)	(3.1)	(8.2)	(9.1)

Other Property and Casualty segment income (loss)	(1.9)	(0.6)	(4.8)	1.5

Total	62.9	(8.2)	179.6	(5.7)
Interest expense	(14.6)	(17.4)	(46.7)	(38.6)

Segment income (loss) before income taxes	48.3	(25.6)	132.9	(44.3)
Adjustments to segment income (loss):
Net realized investment gains	5.0	8.2	4.7	24.9
Net loss from retirement of debt	-	(0.1)	-	(2.3)
Net costs related to acquired businesses	0.2	(1.9)	(2.2)	(15.7)
Loss on derivative instruments	-	(6.6)	-	(11.3)
Net foreign exchange gains (losses)	(0.3)	6.7	(0.3)	6.7

Income (loss) before income taxes	$53.2	$(19.3)	$135.1	$(42.0)

The following table provides identifiable assets for the Company’s business segments and discontinued operations:

(in millions)	September 30, 2012	December 31, 2011
U.S. Companies	$8,799.6	$8,471.6
Chaucer	4,400.7	4,005.8
Discontinued operations	129.8	121.2

Total	$13,330.1	$12,598.6

The Company reviews the assets of its U.S. Companies collectively and does not allocate them between the Commercial Lines, Personal Lines, and Other Property and Casualty segments.

10. Stock-based Compensation

Compensation cost and the related tax benefits were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
Stock-based compensation expense	$3.5	$3.5	$9.8	$9.5
Tax benefit	(1.2)	(1.2)	(3.4)	(3.3)

Stock-based compensation expense, net of taxes	$2.3	$2.3	$6.4	$6.2

Stock Options

Information on the Company’s stock option plan activity is summarized as follows:

	Nine Months Ended September 30,
	2012		2011
(in whole shares and dollars)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	2,715,430	$38.57	2,843,909	$39.22
Granted	517,500	36.81	297,000	46.47
Exercised	(56,874)	29.33	(118,014)	33.13
Forfeited or cancelled	(90,574)	41.84	(23,665)	39.92
Expired	(159,850)	44.05	(256,250)	57.00

Outstanding, end of period	2,925,632	38.06	2,742,980	38.60

Restricted Stock Units

The following tables summarize activity information about employee restricted stock units:

	Nine Months Ended September 30,
	2012		2011
(in whole shares and dollars)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Time-based restricted stock units:
Outstanding, beginning of period	768,529	$40.17	838,129	$40.93
Granted	172,691	36.99	179,319	42.85
Vested	(127,966)	35.66	(196,238)	45.08
Forfeited	(43,105)	40.35	(23,194)	41.19

Outstanding, end of period	770,149	40.19	798,016	40.33

Performance and market-based restricted stock units:
Outstanding, beginning of period	69,500	$45.37	101,680	$39.62
Granted	94,000	36.75	42,500	46.47
Vested	-	-	(25,055)	45.21
Forfeited	(1,125)	41.16	-	-

Outstanding, end of period	162,375	40.34	119,125	40.89

Performance based restricted stock units are based upon the achievement of the performance metrics at 100%. These units have the potential to range from 0% to 133% of the shares disclosed, which varies based on individual participation level. Increases above the 100% target level are reflected as granted in the period in which the performance-based stock unit goals are achieved. Decreases below the 100% target level are reflected as forfeited.

In the first three months of 2012, the Company granted 94,000 market-based awards to certain members of senior management, which are included in the table above as performance and market-based restricted stock activity. The attainment of these stock units is based on the relative total shareholder return (“TSR”) of the Company. This metric is based on a three-year average relative TSR as compared to a Property and Casualty Index of peer companies. The fair value of market based awards was estimated at the date of grant using a valuation model. These units have the potential to range from 0% to 150% of the shares disclosed.

11. Earnings Per Share

The following table provides weighted average share information used in the calculation of the Company’s basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2012	2011	2012	2011
Basic shares used in the calculation of earnings per share	44.6	45.3	44.8	45.4
Dilutive effect of securities:
Employee stock options	0.2	-	0.2	-
Non-vested stock grants	0.4	-	0.4	-

Diluted shares used in the calculation of earnings per share	45.2	45.3	45.4	45.4

Per share effect of dilutive securities on income (loss) from continuing operations and net income (loss)	$(0.02)	$-	$(0.03)	$-

Diluted earnings per share for the three months ended September 30, 2012 and 2011 excludes 2.1 million and 2.5 million, respectively, of common shares issuable under the Company’s stock compensation plans, because their effect would be antidilutive. Diluted earnings per share for the nine months ended September 30, 2012 and 2011 excludes 1.8 million and 2.1 million, respectively, of common shares issuable under the Company’s stock compensation plans, because their effect would be antidilutive.

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

On April 13, 2012, the court entered a Case Management Order requiring the state to disclose to the defendants specified information regarding the nature of the state’s claims. In June 2012, the state furnished a spreadsheet in response to the Case Management Order. The spreadsheet identifies approximately 1,000 properties with respect to which the state apparently intends to pursue claims against the Company. The Company has reviewed the data provided by the state with respect to these claims and has concluded that the data does not appear to provide credible support for an assertion that the Company paid less than it was legally required to pay with respect to any of the listed claims and, if so, in what amounts.

On October 26, 2012 and pursuant to a global Case Management Order, the state presented a settlement proposal to which the Company is required to respond by November 16, 2012. While the Company continues to review the proposal and assess its options, based on a preliminary assessment of the information contained therein, it is not expected that the ultimate resolution of this case will be material to either our quarterly financial results or our financial position.

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

13. Subsequent Events

Recently, the Company provided notice to holders of the $50.0 million and €12.0 million floating rate subordinated unsecured notes issued by Chaucer of its intent to call these instruments in the fourth quarter of 2012.

There were no subsequent events requiring adjustment to the financial statements, and no additional disclosures required in the notes to the interim consolidated financial statements.

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

Results of operations include the accounts of The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America (“Citizens”), our principal U.S. domiciled property and casualty companies; Chaucer Holdings plc (“Chaucer”), and certain other insurance and non-insurance subsidiaries. Effective July 1, 2011, we acquired Chaucer, a specialist insurance underwriting group which operates through the Society and Corporation of Lloyd’s (“Lloyd’s”) and is domiciled in the United Kingdom (“U.K.”). Results of operations include Chaucer’s results in periods subsequent to July 1, 2011. Accordingly, our results for the nine months ended September 30, 2011 include Chaucer’s results for only the period from July 1, 2011 (date of acquistition) through September 30, 2011. Results of operations for the three months ended September 30, 2012 and 2011 include results from all of our business segments. Additionally, our results of operations include our discontinued operations, consisting primarily of our former life insurance businesses, our accident and health business and our third party administrator.

Executive Overview

Business operations consist of four operating segments: Commercial Lines, Personal Lines, Chaucer and Other Property and Casualty.

We completed the acquisition of Chaucer on July 1, 2011, which has added meaningful business volumes to our quarterly results and has affected the comparability of our interim consolidated financial statements and related footnotes. For the three months ended September 30, 2012 and 2011, and for the nine months ended September 30, 2012, our discussion of the results of operations includes results from all of our segments. For the nine months ended September 30, 2011, our discussion for the results of operations reflects the Commercial Lines, Personal Lines, and Other Property and Casualty segments for the full period and Chaucer’s results only for the period from July 1, 2011 through September 30, 2011.

Segment income excluding taxes and interest was $179.6 million for the nine months ended September 30, 2012 compared to a loss of $5.7 million in the same period in 2011, an increase of $185.3 million. This increase is primarily due to decreased catastrophe and non-catastrophe weather-related losses in the first nine months of 2012 in our domestic insurance companies and additional segment income of $77.4 million generated by Chaucer. This was partially offset by unfavorable development on prior years’ loss and loss adjustment expense (“LAE”) reserves (“prior years’ loss reserves”) in our domestic operations. Pre-tax catastrophe losses were $166.6 million for the nine months ended September 30, 2012, of which $17.0 million related to our Chaucer segment. During the nine months ended September 30, 2011, pre-tax catastrophe losses were $306.0 million, of which $13.6 million related to our Chaucer segment. There was favorable development on prior years’ loss reserves of $8.3 million for the nine months ended September 30, 2012, compared to favorable development of $72.6 million in the same period in 2011. During the nine months ended September 30, 2012, $43.9 million of favorable development related to our Chaucer segment was partially offset by $35.6 million of unfavorable development related to our domestic operations. During the nine months ended September 30, 2011, $56.0 million of favorable development was related to our domestic operations and $16.6 million related to our Chaucer segment.

In several recent years, weather-related catastrophe and non-catastrophe losses have been in excess of longer term averages. Pricing in our Commercial and Personal Lines continues to improve as the industry responds to these weather-related losses, as well as the earnings impact of reduced investment income as a result of low interest rates, and other factors. We are continuing efforts to improve our underwriting results in both our Commercial and Personal Lines, including through rate increases.

Commercial Lines

We believe our unique approach to the small commercial market, distinctiveness in the middle market, and continued development of specialty lines provides us with a diversified portfolio of products and delivers significant value to agents and policyholders. The small commercial and middle market businesses are expected to contribute to premium growth in Commercial Lines over the next several years. We continue to pursue our core strategy of developing strong partnerships with agents, distinctive products, franchise value through limited distribution, and industry segmentation. Growth in our specialty lines continues to be an important part of our strategy, supported by several acquisitions from 2007 to 2010.

Commercial Lines net written premium grew by 13.8% in the first nine months of 2012, driven by both our specialty businesses and our core commercial businesses. This growth is primarily due to rate increases, strong retention and targeted new business expansion.

We believe these efforts have driven, and will continue to drive, improvement in our overall mix of business and ultimately our underwriting profitability. Underwriting results improved in the first nine months of 2012, as compared to the same period in 2011, primarily due to decreased catastrophe losses and increases in rate, partially offset by unfavorable development on prior years’ loss reserves. Unfavorable development on prior years’ loss reserves for the nine months ended September 30, 2012 was $19.4 million, compared to favorable development of $27.2 million for the nine months ended September 30, 2011.

The competitive nature of the Commercial Lines market requires us to be highly disciplined in our underwriting process to ensure that we write business at acceptable margins. Also, we continue to seek rate increases broadly across our lines of business. Rate actions in our commercial automobile and workers ‘compensation lines, and our property coverages in our commercial multiple peril line have been supported by industry wide loss trends and severity. In our surety business, we continue to shift the business mix toward commercial surety from contract surety, and to enhance the underwriting tools and standards that we employ.

Personal Lines

In our Personal Lines business, we focus on partnering with high quality, value-added agencies that deliver consultative selling and stress the importance of account rounding (the conversion of single policy customers to accounts with multiple policies and additional coverages). Approximately 70% of our policies in force are account business. We are focused on making investments that help maintain profitability, build a distinctive position in the market, help diversify us geographically from our historical core states of Michigan, Massachusetts, New York, and New Jersey and provide us with profitable growth opportunities.

Underwriting results improved in the first nine months of 2012, as compared to the same period in 2011, primarily due to decreased catastrophe and non-catastrophe weather-related losses, partially offset by unfavorable development on prior years’ loss reserves. Unfavorable development on prior years’ loss reserves for the nine months ended September 30, 2012 was $15.2 million, compared to favorable development of $28.5 million for the nine months ended September 30, 2011. Similar to our strategy in Commercial Lines, we continue to seek additional rate increases in our personal automobile and homeowners lines as a result of the catastrophe and non-catastrophe weather-related losses that the industry experienced in recent years. In addition, continued increases in premium are expected in our target growth states as we seek to improve profitability and diversify from our existing core states.

Chaucer

In our Chaucer business, we deploy specialist underwriters in over 30 major insurance and reinsurance classes, including energy, marine and aviation, U.K. motor, property, and casualty and other coverages. We obtain business through Lloyd’s, the leading international insurance and reinsurance market, which provides us with access to specialist business in over 200 countries and territories worldwide through its international licenses, brand reputation and strong security rating. Together, our underwriting strength, diverse portfolio and Lloyd’s membership underpin our ability to actively manage the scale, composition and profitable development of this business. During the nine months ended September 30, 2012, our Chaucer segment net written premiums were $756.4 million and net earned premiums were $716.4 million. We benefited from rate increases for several lines, particularly property, energy and marine, following recent high levels of insured market losses. U.K. motor market rates declined modestly, following two years of significant increases. Overall, 2012 underwriting results for the first nine months were generally favorable, generating $20.7 million of underwriting income, excluding prior years’ loss reserve development. We attribute this to lower loss activity in most classes.

Description of Operating Segments

Primary business operations include insurance products and services currently provided through four operating segments. These operating segments include our principal insurance operations conducted through Commercial Lines, Personal Lines, and Chaucer segments and our Other Property and Casualty segment. Commercial Lines includes commercial multiple peril, commercial automobile, workers’ compensation and other commercial coverages, such as specialty program business, inland marine, surety and other bonds, professional liability and management liability. Personal Lines includes personal automobile, homeowners and other personal coverages. Chaucer includes energy, marine and aviation, U.K. motor, property, and casualty and other coverages (which includes international liability, specialist coverages, and syndicate participations). The Other Property and Casualty segment consists of Opus Investment Management, Inc., which markets investment management services to institutions, pension funds and other organizations; earnings on holding company assets; and, a voluntary pools business which is in run-off. We present the separate financial information of each segment consistent with the manner in which our chief operating decision maker evaluates results in deciding how to allocate resources and in assessing performance.

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

Catastrophe losses and prior years’ loss reserve development are significant components in understanding and assessing the financial performance of our business. Management reviews and evaluates catastrophes and prior years’ loss reserve development separate from the other components of earnings. Catastrophes and prior years’ loss reserve development are not predictable as to timing or the amount that will affect the results of our operations and have affected our results in the past few years. Management believes that providing certain financial metrics and trends excluding the effects of catastrophes and prior years’ loss reserve development helps investors to understand the variability in periodic earnings and to evaluate the underlying performance of our operations.

Consolidated net income for the three months ended September 30, 2012 was $40.4 million, compared to a loss of $10.0 million for the three months ended September 30, 2011. The $50.4 million increase is primarily due to improved segment results after taxes, which was principally attributable to a decrease in catastrophe losses and higher premiums. These increases were partially offset by a decrease in favorable development on prior years’ loss reserves.

Consolidated net income for the nine months ended September 30, 2012 was $110.9 million, compared to a loss of $12.9 million for the nine months ended September 30, 2011. The $123.8 million increase is primarily due to a decrease in catastrophe losses, income from our Chaucer segment, and the gain from the sale of our third party administrator, Citizens Management, Inc. (“CMI”), which was completed on April 30, 2012 (see also “Other Items”). Additionally, there were lower costs related to acquired businesses in 2012 as compared to 2011. The higher level of these costs in 2011 related to the Chaucer acquisition. These increases were partially offset by a decrease in favorable development on prior years’ loss reserves and a decrease in realized gains.

The following table reflects segment income and a reconciliation of total segment income to consolidated net income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011

Segment income (loss) before income taxes:
Commercial Lines	$8.1	$(22.5)	$32.6	$(29.6)
Personal Lines	14.7	(5.0)	54.5	2.5
Chaucer	42.0	19.9	97.3	19.9
Other Property and Casualty	(1.9)	(0.6)	(4.8)	1.5

Total	62.9	(8.2)	179.6	(5.7)
Interest expense	(14.6)	(17.4)	(46.7)	(38.6)

Total segment income (loss) before income taxes	48.3	(25.6)	132.9	(44.3)

Income tax benefit (expense) on segment income	(15.8)	6.8	(44.4)	13.0
Net realized investment gains	5.0	8.2	4.7	24.9
Net loss from retirement of debt	-	(0.1)	-	(2.3)
Net costs related to acquired businesses	0.2	(1.9)	(2.2)	(15.7)
Loss on derivative instruments	-	(6.6)	-	(11.3)
Net foreign exchange gains (losses)	(0.3)	6.7	(0.3)	6.7
Income tax benefit on non-segment income	3.5	2.5	10.7	14.1

Income (loss) from continuing operations	40.9	(10.0)	101.4	(14.9)
Net gain (loss) from discontinued operations, net of taxes	(0.5)	-	9.5	2.0

Net income (loss)	$40.4	$(10.0)	$110.9	$(12.9)

Segment Results

The following is our discussion and analysis of the results of operations by business segment. The segment results are presented before taxes and other items which management believes are not indicative of our core operations, including realized gains and losses.

The following table summarizes the results of operations for the periods indicated:

	Three Months Ended September 30,		Nine months ended September 30,
(In millions)	2012	2011	2012	2011
Segment revenues
Net premiums written	$1,120.1	$1,051.0	$3,334.5	$2,616.3

Net premiums earned	$1,071.0	$1,018.6	3,156.6	$2,550.8
Net investment income	69.1	67.8	206.3	189.2
Fees and other income	14.2	14.6	43.8	34.5

Total segment revenues	1,154.3	1,101.0	3,406.7	2,774.5

Losses and operating expenses
Losses and LAE	708.4	734.9	2,101.9	1,863.4
Policy acquisition expenses	235.8	222.3	697.0	547.5
Other operating expenses	147.2	152.0	428.2	369.3

Total losses and operating expenses	1,091.4	1,109.2	3,227.1	2,780.2

Segment income (loss) before income taxes	$62.9	$(8.2)	$179.6	$(5.7)

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Segment income was $62.9 million in the three months ended September 30, 2012, compared to a loss of $8.2 million in the three months ended September 30, 2011, an increase in earnings of $71.1 million. Catastrophe related activity in the quarter was $51.9 million, compared to $99.6 million in the same period of 2011, a decrease of $47.7 million. Excluding the impact of catastrophe related activity, segment earnings increased by $23.4 million. This increase was primarily due to improved current accident year results, partially offset by lower favorable development on prior years’ loss reserves. The improvement in current accident year results is due to lower non-catastrophe related loss trends and to increases in rates in all of our insurance segments. Favorable development on prior years’ loss reserves was $8.3 million in the quarter, compared to $28.8 million in the same period in 2011. This decrease in favorable development was driven by Personal and Commercial Lines.

Net premiums written grew by $69.1 million in the three months ended September 30, 2012, compared to the three months ended September 30, 2011, and net premiums earned grew by $52.4 million. This growth is primarily attributable to Commercial Lines, resulting from rate increases, strong retention and targeted new business expansion.

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

	Three months ended September 30, 2012

(dollars in millions)	Gross Written Premium	Net Written Premium	Net Earned Premium	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$571.6	$500.0	$461.1	3.7	68.6	37.2	105.8
Personal Lines	430.3	393.7	366.5	7.6	74.4	27.0	101.4
Chaucer	290.0	226.4	242.9	3.0	48.7	38.7	87.4

Total	$1,291.9	$1,120.1	$1,070.5	4.8	66.1	34.1	100.2

	Three months ended September 30, 2011

(dollars in millions)	Gross Written Premium	Net Written Premium	Net Earned Premium	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$501.3	$438.4	$410.1	9.7	74.9	38.8	113.7
Personal Lines	415.1	390.3	363.7	12.7	80.0	27.1	107.1
Chaucer	281.9	222.3	244.8	5.6	56.0	39.1	95.1

Total	$1,198.3	$1,051.0	$1,018.6	9.8	72.2	34.7	106.9

The following table summarizes net premiums written, and loss and LAE and catastrophe loss ratios by line of business for the Commercial Lines and Personal Lines segments. Loss and LAE and catastrophe loss ratios include prior year reserve development.

	Three Months Ended September 30,
	2012			2011
(dollars in millions)	Net Premiums Written	Loss & LAE Ratios	Cata- strophe Loss Ratios	Net Premiums Written	Loss & LAE Ratios	Cata- strophe Loss Ratios
Commercial Lines:
Commercial multiple peril	$172.9	63.6	5.9	$152.8	75.9	16.7
Commercial automobile	71.8	76.0	0.4	64.0	69.8	3.6
Workers’ compensation	49.9	66.7	-	43.5	73.0	-
Other commercial	205.4	70.4	4.1	178.1	76.2	8.7

Total Commercial Lines	$500.0	68.6	3.7	$438.4	74.9	9.7

Personal Lines:
Personal automobile	$239.0	76.7	1.6	$233.7	71.4	1.2
Homeowners	143.2	73.0	18.6	144.8	96.7	33.9
Other personal	11.5	43.4	3.8	11.8	69.8	13.2

Total Personal Lines	$393.7	74.4	7.6	$390.3	80.0	12.7

The following table summarizes premiums written on a gross and net basis and net premiums earned by line of business for the Chaucer segment.

	Three Months Ended September 30,
	2012			2011
(dollars in millions)	Gross Written Premium	Net Written Premium	Net Earned Premium	Gross Written Premium	Net Written Premium	Net Earned Premium
Chaucer:
Energy	$42.2	$36.1	$52.1	$43.3	$29.7	$41.1
Marine and Aviation	67.8	52.4	56.9	69.4	56.2	60.1
U.K. Motor	89.7	78.3	60.6	71.7	63.0	59.8
Property	41.6	29.7	43.6	52.6	39.6	52.4
Casualty and Other	48.7	29.9	29.7	44.9	33.8	31.4

Total Chaucer	$290.0	$226.4	$242.9	$281.9	$222.3	$244.8

The following table summarizes GAAP underwriting results for the Commercial Lines, Personal Lines, Chaucer and Other Property and Casualty segments and reconciles it to segment income.

	Three Months Ended September 30,
	2012					2011
(in millions)	Commercial Lines	Personal Lines	Chaucer	Other Property and Casualty	Total	Commercial Lines	Personal Lines	Chaucer	Other Property and Casualty	Total
GAAP underwriting profit (loss), excluding prior year reserve development and catastrophes	$(6.4)	$22.9	$20.8	$(0.3)	$37.0	$(20.9)	$8.6	$9.1	$(0.1)	$(3.3)
Prior year favorable (unfavorable) loss and LAE reserve development	(4.4)	(3.6)	17.1	(0.8)	8.3	3.6	8.5	16.6	0.1	28.8
Pre-tax catastrophe effect	(17.0)	(27.7)	(7.2)	—	(51.9)	(39.8)	(46.2)	(13.6)	—	(99.6)

GAAP underwriting profit (loss)	(27.8)	(8.4)	30.7	(1.1)	(6.6)	(57.1)	(29.1)	12.1	—	(74.1)
Net investment income	35.6	21.6	10.2	1.7	69.1	34.0	22.7	8.6	2.5	67.8
Fees and other income	2.2	3.5	6.1	2.4	14.2	5.3	3.5	4.1	1.7	14.6
Other operating expenses	(1.9)	(2.0)	(5.0)	(4.9)	(13.8)	(4.7)	(2.1)	(4.9)	(4.8)	(16.5)

Segment income (loss) before income taxes	$8.1	$14.7	$42.0	$(1.9)	$62.9	$(22.5)	$(5.0)	$19.9	$(0.6)	$(8.2)

Commercial Lines

Commercial Lines net premiums written was $500.0 million in the three months ended September 30, 2012, compared to $438.4 million in the three months ended September 30, 2011. This $61.6 million increase was primarily driven by rate increases, strong retention, and targeted new business expansion, including growth in the AIX program business.

Commercial Lines underwriting loss in the three months ended September 30, 2012 was $27.8 million, compared to $57.1 million for the three months ended September 30, 2011, an improvement of $29.3 million. This was primarily due to decreased catastrophe losses and improved current accident year results, partially offset by unfavorable development on prior years’ loss reserves. Catastrophe losses for the three months ended September 30, 2012 were $17.0 million, compared to $39.8 million for the three months ended September 30, 2011, a decrease of $22.8 million. The improvement in current accident year results are due to lower non-catastrophe related losses in our commercial multiple peril line and lower losses in our surety and workers’ compensation lines, partially offset by higher non-catastrophe losses in our AIX program business and commercial automobile line. In addition, the current quarter’s results benefited from growth in earned premium and the resulting positive effect on our expense ratio. Unfavorable development on prior years’ loss reserves for the three months ended September 30, 2012 was $4.4 million, compared to favorable development of $3.6 million for the three months ended September 30, 2011, a change of $8.0 million.

Pricing in Commercial Lines continues to improve as the industry responds to recent weather-related losses, as well as the earnings impact of reduced investment income as a result of low interest rates, and other factors. We are continuing efforts to improve our underwriting results, including through rate increases; however, our ability to increase Commercial Lines net premiums written while maintaining or improving underwriting results may be affected by continuing price competition and the current challenging economic environment. In several recent years, weather-related catastrophe and non-catastrophe losses have been in excess of longer term averages. We monitor these trends and seek to factor them into our rate actions.

Personal Lines

Personal Lines net premiums written was $393.7 million in the three months ended September 30, 2012, compared to $390.3 million in the three months ended September 30, 2011, an increase of $3.4 million. The factors contributing to this modest increase were higher rates in both our homeowners and personal automobile lines and an increase in policies in force of 2.0% in our target growth states. These increases were partially offset by our continued property - focused exposure management actions. Our actions to reduce homeowners policy exposures, including increases in rate, have resulted in an overall reduction in policies in force.

Net premiums written in the personal automobile line of business increased by 2.3%, resulting primarily from the overall effect of rate increases. These increases were partially offset by a decline in policies in force of 1.8%, primarily as a result of fewer policies in force in Florida, New York, Connecticut, Oklahoma and New Jersey. Net premiums written in the homeowners line of business decreased 1.1%, resulting primarily from a decline in policies in force of 2.5%. This is primarily attributable to fewer policies in force in Michigan, New York and New Jersey, partially offset by the overall effect of rate increases. These declines in both our personal automobile and homeowners lines are attributed to more selective portfolio management, and to the attrition resulting from rate increases we have implemented despite the competitive pricing environment.

Personal Lines underwriting loss for the three months ended September 30, 2012 was $8.4 million, compared to $29.1 million for the three months ended September 30, 2011, an improvement of $20.7 million. This was primarily due to decreased catastrophe losses and non-catastrophe weather-related losses, partially offset by unfavorable development on prior years’ loss reserves. Catastrophe losses for the three months ended September 30, 2012 were $27.7 million, compared to $46.2 million for the three months ended September 30, 2011, a decrease of $18.5 million. Unfavorable development on prior years’ loss reserves for the three months ended September 30, 2012 was $3.6 million, compared to favorable development of $8.5 million for the three months ended September 30, 2011, a change of $12.1 million.

Personal Lines current accident year underwriting profit, excluding catastrophes, was $22.9 million in the three months ended September 30, 2012, compared to $8.6 million for the three months ended September 30, 2011. This $14.3 million improvement in non-catastrophe current accident year results was primarily due to lower non-catastrophe weather-related losses in our homeowners and personal automobile lines.

Although we have been able to obtain rate increases in our Personal Lines markets and believe that this ability will continue, our ability to maintain and increase Personal Lines net written premium and to maintain and improve underwriting results may be affected by price competition, recent weather-related losses, and regulatory and legal developments. In several recent years, weather-related catastrophe and non-catastrophe losses have been in excess of longer term averages. We monitor these trends and seek to factor them into our rate actions. Our rate actions could adversely affect our ability to increase our policies in force and new business. There is no assurance that we will be able to maintain our current level of production or maintain or increase rates.

Chaucer

Chaucer’s net premiums written was $226.4 million in the three months ended September 30, 2012, compared to $222.3 million in the three months ended September 30, 2011. This increase of $4.1 million was primarily driven by growth in our U.K. motor and energy lines, due to favorable pricing and the timing of underwriting opportunities in these markets, partially offset by a decrease in our property line.

Chaucer’s underwriting profit for the three months ended September 30, 2012 was $30.7 million, compared to $12.1 million for the three months ended September 30, 2011, an improvement of $18.6 million. This was primarily due to lower loss activity in most product classes. Catastrophe losses for the three months ended September 30, 2012 were $7.2 million, compared to $13.6 million for the three months ended September 30, 2011, a decrease of $6.4 million.

We have achieved, and expect to continue to achieve, rate increases for a majority of Chaucer lines in 2012. Natural catastrophe losses worldwide in 2011 have triggered property rate rises in the majority of catastrophe-exposed territories. Policy terms and conditions are improving in our energy portfolio, as markets respond to losses in 2011. Within our marine line of business, hull and liability rates are also increasing. The market conditions in our casualty and aviation businesses remain challenging, with over-capacity affecting pricing. In our U.K. motor business, we currently expect limited growth, since current rate increases are slightly below claims inflation following significant price increases since 2010. There can be no assurance that we will be able to maintain or increase our rates in light of competitive and economic conditions in our markets.

Other Property and Casualty

Other Property and Casualty segment loss was $1.9 million for the three months ended September 30, 2012, compared to a $0.6 million loss for the three months ended September 30, 2011. The $1.3 million increased loss is primarily due to lower net investment income in our holding company.

Nine months ended September 30, 2012 Compared to Nine months ended September 30, 2011

Segment income was $179.6 million in the nine months ended September 30, 2012, compared to a loss of $5.7 million in the nine months ended September 30, 2011, an increase in earnings of $185.3 million. Catastrophe related activity for our Commercial and Personal Lines for the nine months ended September 30, 2012 was $149.6 million, compared to $292.4 million for the nine months ended September 30, 2011, a decrease of $142.8 million. Excluding the impact of catastrophe related activity, earnings for our Commercial and Personal Lines decreased by $34.9 million. This decrease was primarily due to unfavorable development on prior years’ loss reserves, partially offset by improved current accident year results. Unfavorable development on prior years’ loss reserves in Commercial and Personal Lines was $35.6 million for the nine months ended September 30 2012, compared to favorable development of $56.0 million for the nine months ended September 30, 2011, a change of $91.6 million. The improvement in current accident year results are primarily due to a lower level of non-catastrophe weather-related losses, primarily in our Personal Lines segment, and increases in rate. Chaucer’s results accounted for $97.3 million of segment income in the nine months ended September 30, 2012, compared to $19.9 million in 2011, since segment income in 2011 only includes results for the three months after Chaucer was acquired by us on July 1, 2011.

Net premiums written grew by $718.2 million in the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, and net premiums earned grew by $605.8 million, primarily as a result of including nine months of Chaucer’s net premiums in 2012 compared to only three months in 2011. This accounted for $534.1 million of the net premiums written increase and $471.6 million of the net premiums earned increase. The balance of the growth is primarily attributable to Commercial Lines, resulting from rate increases, strong retention and targeted new business expansion.

Production and Underwriting Results

The following table summarizes GAAP financial information including net premiums written and loss, LAE, expense and combined ratios for the Commercial Lines, Personal Lines and Chaucer segments. Results for the nine months ended September 30, 2011 include Chaucer’s results for the period from July 1, 2011 (date of acquisition) through September 30, 2011. Loss, LAE, catastrophe loss and combined ratios shown below include prior year reserve development. These items are not meaningful for our Other Property and Casualty segment.

	Nine months ended September 30, 2012
(dollars in millions)	Gross Written Premium	Net Written Premium	Net Earned Premium	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$1,668.4	$1,465.6	$1,345.2	4.9	68.0	37.4	105.4
Personal Lines	1,217.8	1,112.2	1,094.1	7.6	73.4	27.1	100.5
Chaucer	1,110.3	756.4	716.4	2.4	53.6	37.4	91.0

Total	$3,996.5	$3,334.2	$3,155.7	5.3	66.6	33.9	100.5

	Nine months ended September 30, 2011
(dollars in millions)	Gross Written Premium	Net Written Premium	Net Earned Premium	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$1,462.7	$1,287.4	$1,219.4	11.8	71.6	39.1	110.7
Personal Lines	1,181.3	1,106.3	1,086.5	13.6	78.6	27.0	105.6
Chaucer	281.9	222.3	244.8	5.6	56.0	39.1	95.1

Total	$2,925.9	$2,616.0	$2,550.7	12.0	73.1	33.9	107.0

The following table summarizes net premiums written, and loss and LAE and catastrophe loss ratios by line of business for the Commercial Lines and Personal Lines segments. Loss and LAE and catastrophe loss ratios include prior year reserve development.

	Nine months ended September 30,
	2012			2011
(dollars in millions)	Net Premiums Written	Loss & LAE Ratios	Cata- strophe Loss Ratios	Net Premiums Written	Loss & LAE Ratios	Cata- strophe Loss Ratios
Commercial Lines:
Commercial multiple peril	$474.4	66.6	12.1	$434.7	82.8	24.6
Commercial automobile	213.5	74.4	0.6	190.7	64.5	1.7
Workers’ compensation	153.7	70.7	-	133.5	67.5	-
Other commercial	624.0	66.0	2.2	528.5	65.7	7.9

Total Commercial Lines	$1,465.6	68.0	4.9	$1,287.4	71.6	11.8

Personal Lines:
Personal automobile	$699.6	75.9	1.3	$694.4	70.5	1.3
Homeowners	380.5	71.0	19.0	379.2	95.6	36.9
Other personal	32.1	48.8	5.3	32.7	55.8	10.1

Total Personal Lines	$1,112.2	73.4	7.6	$1,106.3	78.6	13.6

The following table summarizes premiums written on a gross and net basis and net premiums earned by line of business for the Chaucer segment.

	Nine months ended September 30, 2012
(in millions)	Gross Written Premium	Net Written Premium	Net Earned Premium
Chaucer:
Energy	$241.2	$147.3	$135.7
Marine and Aviation	260.3	177.0	169.4
U.K. Motor	232.9	191.1	182.4
Property	221.4	137.1	134.8
Casualty and Other	154.5	103.9	94.1

Total Chaucer	$1,110.3	$756.4	$716.4

The following table summarizes GAAP underwriting results for the Commercial Lines, Personal Lines, Chaucer and Other Property and Casualty segments and reconciles it to segment income. Results for the nine months ended September 30, 2011 include Chaucer’s results for the period from July 1, 2011 (date of acquisition) through September 30, 2011.

	Nine Months Ended September 30,
	2012					2011
(in millions)	Commercial Lines	Personal Lines	Chaucer	Other Property and Casualty	Total	Commercial Lines	Personal Lines	Chaucer	Other Property and Casualty	Total
GAAP underwriting profit (loss), excluding prior year reserve development and catastrophes	$10.9	$83.7	$37.7	$(1.3)	$131.0	$(16.0)	$49.8	$9.1	$(0.2)	$42.7
Prior year favorable (unfavorable) loss and LAE reserve development	(19.4)	(15.2)	43.9	(1.0)	8.3	27.2	28.5	16.6	0.3	72.6
Pre-tax catastrophe effect	(66.5)	(83.1)	(17.0)	-	(166.6)	(144.4)	(148.0)	(13.6)	-	(306.0)

GAAP underwriting profit (loss)	(75.0)	(14.6)	64.6	(2.3)	(27.3)	(133.2)	(69.7)	12.1	0.1	(190.7)
Net investment income	106.3	64.5	29.8	5.7	206.3	101.6	68.5	8.6	10.5	189.2
Fees and other income	10.4	10.2	16.5	6.7	43.8	15.6	9.8	4.1	5.0	34.5
Other operating expenses	(9.1)	(5.6)	(13.6)	(14.9)	(43.2)	(13.6)	(6.1)	(4.9)	(14.1)	(38.7)

Segment income (loss) before income taxes	$32.6	$54.5	$97.3	$(4.8)	$179.6	$(29.6)	$2.5	$19.9	$1.5	$(5.7)

Commercial Lines

Commercial Lines net premiums written was $1,465.6 million in the nine months ended September 30, 2012, compared to $1,287.4 million in the nine months ended September 30, 2011. This $178.2 million increase was primarily driven by rate increases, strong retention, and targeted new business expansion, including growth in the AIX program business.

Commercial Lines underwriting loss in the nine months ended September 30, 2012 was $75.0 million, compared to $133.2 million for the nine months ended September 30, 2011, an improvement of $58.2 million. This was primarily due to decreased catastrophe losses and improved current accident year results, partially offset by unfavorable development on prior years’ loss reserves. Catastrophe losses for the nine months ended September 30, 2012 were $66.5 million, compared to $144.4 million for the nine months ended September 30, 2011, a decrease of $77.9 million. The improvement in current accident year results is primarily due to growth in earned premium and the resulting positive effect on our expense ratio. In addition, our current accident year results benefited from the lower non-catastrophe related losses in our commercial multiple peril and inland marine lines. Also, current accident year results for our surety line of business included losses of $6.9 million for the nine months ended September 30, 2012 compared to losses of $14.1 million for the nine months ended September 30, 2011. These period over period improvements were partially offset by higher non-catastrophe losses in our AIX program business and commercial automobile line. Unfavorable development on prior years’ loss reserves for the nine months ended September 30, 2012 was $19.4 million, compared to favorable development of $27.2 million for the nine months ended September 30, 2011, a change of $46.6 million. Included in these amounts are $23.7 million of unfavorable development for the nine months ended September 30, 2012 and $7.4 million for the nine months ended September 30, 2011 in our surety line.

Personal Lines

Personal Lines net premiums written was $1,112.2 million in the nine months ended September 30, 2012, compared to $1,106.3 million in the nine months ended September 30, 2011, an increase of $5.9 million. The factors contributing to this modest increase were higher rates in both our homeowners and personal automobile lines and an increase in policies in force of 2.0% in our target growth states. These increases were partially offset by our continued property-focused exposure management actions. Our actions to reduce homeowners policy exposures, including increases in rate, have resulted in an increase in policy attrition.

Net premiums written in the personal automobile line of business for the nine months ended September 30, 2012 were $699.6 million comparable to $694.4 million for the nine months ended September 30, 2011. Growth in premiums resulting primarily from rate increases were offset by a decline in policies in force of 1.8%, primarily as a result of fewer policies in force in Florida, New York, Connecticut,, Oklahoma and New Jersey. Net premiums written in the homeowners line of business increased 0.3%, resulting primarily from rate increases, partially offset by a decline in policies in force of 2.5%. This is primarily attributable to fewer policies in force in Michigan, New York and New Jersey. These declines in both our personal automobile and homeowners lines are attributed to more selective portfolio management, and to attrition resulting from rate increases we have implemented despite the competitive pricing environment.

Personal Lines underwriting loss for the nine months ended September 30, 2012 was $14.6 million, compared to $69.7 million for the nine months ended September 30, 2011, an improvement of $55.1 million. This was primarily due to decreased catastrophe losses and non-catastrophe weather-related losses, partially offset by unfavorable development on prior years’ loss reserves. Catastrophe losses for the nine months ended September 30, 2012 were $83.1 million, compared to $148.0 million for the nine months ended September 30, 2011, a decrease of $64.9 million. Unfavorable development on prior years’ loss reserves for the nine months ended September 30, 2012 was $15.2 million, compared to favorable development of $28.5 million for the nine months ended September 30, 2011, a change of $43.7 million.

Personal Lines current accident year underwriting profit, excluding catastrophes, was $83.7 million in the nine months ended September 30, 2012, compared to $49.8 million for the nine months ended September 30, 2011. This $33.9 million increase was primarily due to lower non-catastrophe weather-related losses in our homeowners and personal automobile lines.

Chaucer

Chaucer’s net premiums written was $756.4 million for the nine months ended September 30, 2012. By line of business, Chaucer’s net premiums written were comprised of 25.3% U.K. motor, 23.4% marine and aviation, 19.5% energy, 18.1% property, and 13.7% casualty and other lines. This mix of business was driven and supported by our specialist underwriting strategy which is focused on actively managing the premium portfolio and risk exposures.

Chaucer’s underwriting profit for the nine months ended September 30, 2012 was $64.6 million, $43.9 million of which is attributable to favorable development on prior years’ loss reserves. Catastrophe losses for the nine months ended September 30, 2012 were $17.0 million, principally due to the U.S. drought in the current quarter and the U.S. tornadoes and the earthquake in Italy in prior quarters.

Chaucer’s underwriting profit, excluding prior year loss development and catastrophes, was $37.7 million in the nine months ended September 30, 2012. Underwriting expenses of $268.1 million represented 37.4% of earned premium.

Other Property and Casualty

Other Property and Casualty segment loss was $4.8 million for the nine months ended September 30, 2012, compared to a profit of $1.5 million for the nine months ended September 30, 2011. The $6.3 million decrease is primarily due to lower net investment income in our holding company.

Reserve for Losses and Loss Adjustment Expenses

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses (including Chaucer with respect to the nine month period ended September 30, 2012 and three month period ended September 30, 2011) as follows:

	Nine months ended September 30,
(in millions)	2012	2011
Gross loss and LAE reserves, beginning of period	$5,760.3	$3,277.7
Reinsurance recoverable on unpaid losses	1,931.8	1,115.5

Net loss and LAE reserves, beginning of period	3,828.5	2,162.2
Net incurred losses and LAE in respect of losses occurring in:
Current year	2,110.2	1,936.0
Prior years	(8.3)	(72.6)

Total incurred losses and LAE	2,101.9	1,863.4

Net payments of losses and LAE in respect of losses occurring in:
Current year	864.2	986.3
Prior years	1,163.6	756.6

Total payments	2,027.8	1,742.9

Purchase of Chaucer, net of reinsurance recoverable of $674.4	-	1,626.2
Effect of foreign exchange rate changes	22.9	(20.7)

Net reserve for losses and LAE, end of period	3,925.5	3,888.2
Reinsurance recoverable on unpaid losses	2,013.4	1,833.8

Gross reserve for losses and LAE, end of period	$5,938.9	$5,722.0

The table below summarizes the gross reserve for losses and LAE by line of business.

(in millions)	September 30, 2012	December 31, 2011
Workers’ Compensation	$562.0	$544.7
Commercial Automobile	256.3	234.9
Commercial Multiple Peril	590.1	550.0
AIX	268.6	239.6
Other Commercial	365.9	360.1

Total Commercial	2,042.9	1,929.3

Personal Automobile	1,374.7	1,366.3
Homeowners and Other	135.2	131.9

Total Personal	1,509.9	1,498.2

Total Chaucer	2,386.1	2,332.8

Total loss and LAE reserves	$5,938.9	$5,760.3

Other commercial lines are primarily comprised of our general liability, umbrella, marine, professional liability, and healthcare lines. Included in the above table, in the Chaucer segment, are $276.4 million and $302.8 million of reserves related to Chaucer’s Syndicate 4000, consisting of financial and professional liability lines written in 2008 and prior, as of September 30, 2012 and December 31, 2011, respectively. Also included in the above table, primarily in other commercial lines, are $61.3 million and $59.8 million of asbestos and environmental reserves as of September 30, 2012 and December 31, 2011, respectively.

Prior Year Development

Loss and LAE reserves for claims occurring in prior years developed favorably by $8.3 million for the nine months ended September 30, 2012 compared to favorable development of $72.6 million for the nine months ended September 30, 2011. The 2012 activity by segment includes favorable development of $43.9 million for Chaucer, partially offset by unfavorable development of $35.6 million in other segments, consisting of $19.4 million, $15.2 million and $1.0 million for Commercial Lines, Personal Lines and Other Property and Casualty, respectively. The 2011 activity by segment consists of favorable development of $28.5 million, $27.2 million, $16.6 million and $0.3 million for Personal Lines, Commercial Lines, Chaucer and Other Property and Casualty, respectively. The primary drivers of reserve development for the nine months ended September 30, 2012 were as follows:

—	Favorable development of previously established reserves in Chaucer’s lines of business as follows:

¡	energy line, primarily in the 2009 and 2010 accident years,

¡	within casualty and other lines, specialist liability lines, primarily in the 2010 and 2011 accident years, and

¡	marine and aviation lines, primarily in the 2007 and 2008 accident years.

—

Within other commercial lines, higher than expected losses in our contract surety line due to the ongoing challenging macroeconomic environment for contractors, and to a lesser extent, our AIX program business primarily related to unexpected severity in general liability and increased frequency in commercial automobile in a limited number of programs.

—	Higher than expected large losses within our commercial automobile line, primarily related to liability coverage in the 2011 accident year.

—	Partially offsetting the unfavorable development within Commercial Lines was lower than expected losses within our commercial multiple peril line related to the 2008 through 2011 accident years.

—

Within personal lines, higher than expected losses within our personal automobile line, primarily related to bodily injury severity in the 2010 and 2011 accident years, and higher than expected homeowners property losses from non-catastrophe weather related activity in the 2011 accident year.

The primary drivers for reserve development during the nine months ended September 30, 2011 were as follows:

—	Lower than expected losses within our personal automobile line across all coverages, primarily related to the 2008 through 2010 accident years.

—	Lower than expected losses within the commercial multiple peril line, related to the 2007 through 2010 accident years.

—	Lower than expected losses within the workers’ compensation line, primarily related to the 2007 through 2010 accident years.

—

Within our other commercial lines, our professional liability and surety lines contributed to the unfavorable development, partially offset by favorable development in our healthcare and other commercial property lines.

—	Lower than expected losses within Chaucer’s energy line, primarily in the 2009 and 2010 accident years.

It is not possible to know whether the factors that affected loss reserves in the first nine months of 2012 will also occur in future periods. As discussed in detail in our Form 10-K for the year ended December 31, 2011, there are inherent uncertainties in estimating reserves for losses and loss adjustment expenses. We encourage you to read our Form 10-K for more information about our reserving process and the judgments, uncertainties and risks associated therewith.

Investments

Investment Results

Net investment income increased $1.4 million, or 2.1%, to $69.2 million for the three months ended September 30, 2012, and $17.3 million, or 9.1%, to $206.5 million for the nine months ended September 30, 2012. The increase in the quarter is primarily due to higher dividends from equity securities, the investment of cash balances into fixed maturities and various higher yielding investment grade fixed maturity securities, partially offset by the impact of lower new money yields on fixed maturities. For the year, the increase is primarily due to the acquisition of Chaucer and its related assets and investment income. Also, the increase resulted from our investments in dividend-yielding equity securities, various higher yielding investment grade fixed maturities and the investment of cash balances into fixed maturities, partially offset by the impact of lower new money yields. Average pre-tax earned yield for the U.S. domiciled companies on fixed maturities was 5.10% and 5.31% for the three months ended September 30, 2012 and 2011, respectively, and 5.14% and 5.31% for the nine months ended September 30, 2012 and 2011, respectively. Chaucer’s average pre-tax earned yield on fixed maturities was 2.20% and 2.00% for the three months ended September 30, 2012 and 2011, respectively, and 2.23% for the nine months ended September 30, 2012. We expect average investment yields to continue to decline as new money rates remain at historically low levels.

Investment Portfolio

We held cash and investment assets diversified across several asset classes, as follows:

	September 30, 2012		December 31, 2011
(dollars in millions)	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
Fixed maturities, at fair value	$6,794.9	85.9%	$6,284.7	83.3%
Equity securities, at fair value	392.8	5.0	246.4	3.3
Cash and cash equivalents	462.0	5.8	820.4	10.9
Other investments	257.1	3.3	190.2	2.5

Total cash and investments	$7,906.8	100.0%	$7,541.7	100.0%

Cash and Investments

Total cash and investments increased $365.1 million, or 4.8%, for the nine months ended September 30, 2012, of which fixed maturities increased $510.2 million, equities increased $146.4 million, other investments increased $66.9 million and cash and cash equivalents decreased $358.4 million. Fixed maturities increased and cash and cash equivalents decreased primarily due to the investment of a substantial portion of Chaucer’s cash into fixed maturities. The value of fixed maturities also increased as a result of market value appreciation. Equity securities increased primarily from additional purchases of publicly traded, dividend-yielding stocks, exchange traded funds and mutual funds.

Our fixed maturity portfolio is comprised of corporate securities, taxable and tax-exempt municipal securities, residential mortgage-backed securities, commercial mortgage-backed securities, foreign government securities, U.S. government securities and asset-backed securities.

The following table provides information about the investment types of our fixed maturities portfolio:

	September 30, 2012
(in millions) Investment Type	Amortized Cost	Fair Value	Net Unrealized Gain	Change in Net Unrealized During 2012
U.S. Treasury and government agencies	$214.3	$223.5	$9.2	$1.6
Foreign government	360.3	364.8	4.5	4.6
Municipals:
Taxable	807.7	889.2	81.5	23.1
Tax exempt	143.3	149.4	6.1	1.0
Corporate	3,510.1	3,773.2	263.1	105.7
Asset-backed:
Residential mortgage-backed	792.5	832.4	39.9	7.4
Commercial mortgage-backed	342.7	365.5	22.8	8.8
Asset-backed	192.7	196.9	4.2	3.1

Total fixed maturities	$6,363.6	$6,794.9	$431.3	$155.3

Net unrealized gains on fixed maturities increased $155.3 million to $431.3 million at September 30, 2012, compared to $276.0 million at December 31, 2011.

Amortized cost and fair value by rating category were as follows:

		September 30, 2012			December 31, 2011
(dollars in millions) NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost	Fair Value	% of Total Fair Value	Amortized Cost	Fair Value	% of Total Fair Value
1	Aaa/Aa/A	$4,573.7	$4,859.8	71.5%	$4,325.1	$4,510.7	71.8%
2	Baa	1,439.1	1,563.3	23.0	1,338.7	1,419.7	22.6
3	Ba	147.3	159.7	2.3	151.2	160.0	2.5
4	B	134.7	142.7	2.1	134.5	136.4	2.2
5	Caa and lower	58.2	58.5	0.9	47.1	44.7	0.7
6	In or near default	10.6	10.9	0.2	12.1	13.2	0.2

Total fixed maturities		$6,363.6	$6,794.9	100.0%	$6,008.7	$6,284.7	100.0%

Based on ratings by the National Association of Insurance Commissioners (“NAIC”), approximately 95% of the fixed maturity portfolio consisted of investment grade securities at September 30, 2012, compared to 94% at December 31, 2011. The quality of our fixed maturity portfolio remains strong based on ratings, capital structure position, support through guarantees, underlying security, issuer diversification and yield curve position.

In accordance with Lloyd’s operating guidelines, we are required to deposit funds at Lloyd’s to support our underwriting operations. These funds are available only to fund claim obligations. These restricted assets consisted of approximately $542 million of fixed maturities and $1 million of cash and cash equivalents as of September 30, 2012. We also deposit funds with various state and governmental authorities. For a discussion of our deposits with state and governmental authorities, see also Note 3 – “Investments” of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Municipal bond exposure

Our municipal bond portfolio constitutes approximately 13% of invested assets at September 30, 2012 and is 99% investment grade, without regard to any insurance enhancement. Currently, approximately 25% of the municipal bond portfolio has an insurance enhancement. The portfolio is well diversified by geography, sector and source of payment, and consists primarily of taxable securities. Approximately 62% of the portfolio is invested in revenue bonds and 38% in general obligation bonds. Revenue bonds are backed by the revenue stream generated by the services provided by the issuer, while general obligation bonds are backed by the authority that issued the debt and are secured by the taxing powers of those authorities.

European sovereign and non-sovereign debt exposure

Our European fixed maturity credit exposure at September 30, 2012 was as follows:

(in millions)	Sovereign		Foreign Agency		Financial		Non-Financial		Total
Country:	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
United Kingdom	$114.8	$115.9	$-	$-	$331.7	$338.6	$253.8	$269.0	$700.3	$723.5
Germany	0.2	0.2	68.3	69.2	0.2	0.2	72.8	77.1	141.5	146.7
Switzerland	-	-	-	-	16.7	17.0	72.4	79.0	89.1	96.0
Supranationals	-	-	83.8	85.3	-	-	-	-	83.8	85.3
France	-	-	4.8	5.0	18.7	17.7	56.8	61.3	80.3	84.0
The Netherlands	-	-	15.9	16.2	28.0	28.8	13.3	15.3	57.2	60.3
Spain	-	-	-	-	9.4	9.6	24.5	25.7	33.9	35.3
Sweden	-	-	-	-	18.0	19.0	13.1	13.3	31.1	32.3
Belgium	-	-	-	-	-	-	21.0	21.8	21.0	21.8
Italy	-	-	-	-	-	-	16.1	16.3	16.1	16.3
Portugal	-	-	-	-	-	-	10.8	10.8	10.8	10.8
Ireland	-	-	-	-	-	-	9.4	10.6	9.4	10.6
Norway	-	-	3.4	3.4	2.7	2.6	3.2	3.5	9.3	9.5
Luxembourg	-	-	-	-	-	-	7.6	7.4	7.6	7.4
Jersey	-	-	-	-	-	-	2.4	2.4	2.4	2.4
Denmark	-	-	-	-	-	-	2.1	2.2	2.1	2.2

Total	$115.0	$116.1	$176.2	$179.1	$425.4	$433.5	$579.3	$615.7	$1,295.9	$1,344.4

Our sovereign debt totals $116.1 million, or 1.5% of investment assets, and is almost exclusively limited to the highly rated country of the U.K. We have no sovereign debt of lower rated countries such as Greece, Ireland, Italy, Portugal and Spain (“GIIPS”). Our supranational and foreign agency exposure totals $179.1 million, or 2.3% of investment assets, and primarily consists of debt securities from the highly rated countries of Germany, the Netherlands, France and Norway. Exposure to European banks, excluding those that are based in the U.K., totals $94.9 million, or 1.2% of investment assets. Also, we hold money market funds totaling $118.8 million, or 1.5% of investment assets, which are comprised of a well-diversified portfolio of short-term debt securities of predominately large financial institutions domiciled in highly rated countries. The remainder of our European non-sovereign debt exposure, excluding the U.K., is $346.7 million, which represents 4.4% of investment assets. Generally, these securities are high quality, large cap multi-national companies that are well diversified by sector, country and issuer. Included in our non-financial, non-sovereign exposure are credits domiciled in Spain, Italy, Ireland and Portugal totaling $63.4 million, or 0.8% of investment assets. These consist of large market capitalization issuers that provide essential products and/or services.

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

Overall economic growth remains weak throughout the European region and is expected to have a dampening effect on earnings growth and credit quality for some time. Volatility remains high and European sovereign risk premiums are elevated, although down from peak levels. Officials in Europe have not been able to engineer a lasting solution to the debt crisis or find a way to address the twin objectives of stimulating economic growth while balancing fiscal budgets. However, we believe leaders remain committed to protecting the currency union and improving financial stability. Although the timing and degree of success toward achieving sustained improvement regarding the European crisis remains highly uncertain, we do not anticipate that future developments related to our European sovereign and non-sovereign debt exposure will have a material effect on our financial condition, results of operation or liquidity.

Other-than-Temporary Impairments

For the three months ended September 30, 2012, we recognized $2.2 million of other-than-temporary impairments (“OTTI”) on fixed maturities and equity securities in earnings. OTTI on debt securities was $2.1 million, consisting primarily of below investment grade corporate bonds we intend to sell, of which $1.4 million was related to the industrial sector and $0.6 million was related to the utilities sector. For the three months ended September 30, 2011, we recognized in earnings $1.5 million of OTTI on fixed maturity securities. This included $1.1 million related to below investment grade securities which we intended to sell, primarily corporate debt securities in the utilities sector, and $0.4 million related to estimated credit losses primarily on below investment grade residential mortgage-backed securities.

For the first nine months of 2012, we recognized in earnings $5.7 million of OTTI, of which $5.4 million related to fixed maturities and $0.3 million related to equity securities. OTTI on debt securities consisted of $4.4 million of below investment grade corporate bonds that we intend to sell, in the utilities and industrial sectors, and $1.0 million related to estimated credit losses, primarily including $0.5 million on investment grade residential mortgage-backed securities and $0.4 million on below investment grade corporate bonds in the industrial, financial and utilities sectors. For the first nine months of 2011, we recognized $3.7 million of OTTI on fixed maturity and equity securities in earnings. OTTI on debt securities was $3.2 million, primarily on below investment grade bonds that we intended to sell, of which $1.6 million related to corporate bonds, principally in the utilities sector, and $1.0 million was related to a municipal bond. Additionally, we recognized OTTI of $0.6 million related to estimated credit losses on residential mortgage-backed securities. We also recognized OTTI on a common stock of $0.5 million.

Unrealized Losses

The following table provides information about our fixed maturities and equity securities that are in an unrealized loss position. (See also Note 6 – “Investments” of the Notes to Interim Consolidated Financial Statements.)

	September 30, 2012		December 31, 2011
(in millions)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Fixed maturities:
Investment grade:
12 months or less	$3.7	$243.4	$27.1	$1,175.5
Greater than 12 months	11.8	110.3	14.3	108.9

Total investment grade fixed maturities	15.5	353.7	41.4	1,284.4

Below investment grade:
12 months or less	2.0	35.4	9.9	126.9
Greater than 12 months	6.0	57.1	3.7	14.7

Total below investment grade fixed maturities	8.0	92.5	13.6	141.6

Equity securities:
12 months or less	3.9	98.3	8.8	87.2
Greater than 12 months	1.1	15.3	-	-

Total equity securities	5.0	113.6	8.8	87.2

Total	$28.5	$559.8	$63.8	$1,513.2

Gross unrealized losses on fixed maturities and equity securities decreased $35.3 million, or 55.3% to $28.5 million at September 30, 2012, compared to $63.8 million at December 31, 2011. The decrease in unrealized losses was primarily attributable to lower interest rates and tightening of credit spreads across all sectors. At September 30, 2012, gross unrealized losses consist primarily of $16.2 million of corporate fixed maturities, $5.0 million of equity securities, $5.1 million of mortgage-backed securities and $1.7 million in municipal securities.

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

The following table sets forth gross unrealized losses for fixed maturities by maturity period and for equity securities at September 30, 2012 and December 31, 2011. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers.

(in millions)	September 30, 2012	December 31, 2011
Due in one year or less	$0.6	$1.9
Due after one year through five years	4.9	18.9
Due after five years through ten years	4.1	11.2
Due after ten years	8.8	12.9

	18.4	44.9
Mortgage-backed and asset-backed securities	5.1	10.1

Total fixed maturities	23.5	55.0
Equity securities	5.0	8.8

Total fixed maturities and equity securities	$28.5	$63.8

The carrying values of defaulted fixed maturity securities on non-accrual status at September 30, 2012 and December 31, 2011 were not material. The effects of non-accruals compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities, were reductions in net investment income of $1.9 million and $1.7 million for the nine months ended September 30, 2012 and 2011, respectively. Any defaults in the fixed maturities portfolio in future periods may negatively affect investment income.

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

Monetary policies in the developed economies, particularly in the U.S. and Europe, are supportive of moderate economic growth, while fiscal policies are more divergent and subject to change. The removal or modification of these policies, particularly as it relates to the uncertainty of addressing the fiscal cliff in the U.S., could have an adverse effect on issuers’ level of business activity or liquidity, increasing the probability of future defaults. While we may experience defaults on fixed income securities, particularly with respect to non-investment grade securities, it is difficult to foresee which issuers, industries or markets will be affected. As a result, the value of our fixed maturity portfolio could change rapidly in ways we cannot currently anticipate and we could incur additional realized and unrealized losses in future periods.

Other Items

Net income also includes the following items:

	Three Months Ended September 30,
(in millions)	Commercial Lines	Personal Lines	Chaucer	Other Property and Casualty	Discontinued Operations	Total
2012
Net realized investment gains	$-	$1.5	$1.2	$2.3	$-	$5.0
Net costs related to acquired businesses	-	-	-	0.2	-	0.2
Net foreign exchange losses	-	-	-	(0.3)	-	(0.3)
Discontinued operations, net of taxes	-	-	-	-	(0.5)	(0.5)

2011
Net realized investment gains	$1.2	$0.6	$6.3	$0.1	$-	$8.2
Net gain (loss) from the retirement of debt	0.3	-	-	(0.4)	-	(0.1)
Net costs related to acquired businesses	-	-	-	(1.9)	-	(1.9)
Loss on derivative instruments	-	-	-	(6.6)	-	(6.6)
Net foreign exchange gains	-	-	-	6.7	-	6.7

	Nine Months Ended September 30,
(in millions)	Commercial Lines	Personal Lines	Chaucer	Other Property and Casualty	Discontinued Operations	Total
2012
Net realized investment gains (losses)	$(0.2)	$1.6	$0.9	$2.4	$-	$4.7
Net costs related to acquired businesses	-	-	-	(2.2)	-	(2.2)
Net foreign exchange losses	-	-	-	(0.3)	-	(0.3)
Discontinued operations, net of taxes	-	-	-	-	9.5	9.5

2011
Net realized investment gains	$4.0	$2.7	$6.3	$11.9	$-	$24.9
Net gain (loss) from the retirement of debt	0.3	-	-	(2.6)	-	(2.3)
Net costs related to acquired businesses	-	-	-	(15.7)	-	(15.7)
Loss on derivative instruments	-	-	-	(11.3)	-	(11.3)
Net foreign exchange gains	-	-	-	6.7	-	6.7
Discontinued operations, net of taxes	-	-	-	-	2.0	2.0

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

Net realized gains on investments were $5.0 million for the three months ended September 30, 2012 compared to net realized gains on investments of $8.2 million for the three months ended September 30, 2011. Net realized gains in 2012 are primarily due to $5.9 million of gains recognized from the sale of fixed maturities and equity securities, partially offset by $2.2 million of other-than-temporary impairments from fixed maturities and to a lesser extent, equity securities. Net realized gains in 2011 are primarily due to $6.5 million of gains on foreign currency hedges and $3.5 million of gains recognized primarily from the sale of fixed maturities and equity securities, partially offset by $1.5 million of other-than-temporary impairments from fixed maturities.

Net realized gains on investments were $4.7 million for the nine months ended September 30, 2012 compared to net realized gains on investments of $24.9 million for the nine months ended September 30, 2011. Net realized gains in 2012 are primarily due to $13.9 million of gains recognized from the sale of fixed maturities and to a lesser extent, equity securities, and $0.7 million of gains in foreign currency hedges. These were partially offset by $5.7 million of other-than-temporary impairments from fixed maturities and to a lesser extent, equity securities and a $5.1 million loss on futures contracts relating to the release of tax capital loss carryforwards. Net realized gains in the first nine months of 2011 are primarily due to $22.0 million of gains recognized primarily from the sale of fixed maturities and $6.5 million of gains on foreign currency hedges, partially offset by $3.7 million of other-than-temporary impairments from fixed maturities and, to a lesser extent, equity securities.

Acquisition costs were $1.9 million for the three months ended September 30, 2011. Acquisition costs were $2.2 million for the nine months ended September 30, 2012 compared to $15.7 million for the nine months ended September 30, 2011. Acquisition costs primarily consist of advisory, legal, and accounting costs associated with the acquisition of Chaucer on July 1, 2011. See Note 3 – “Acquisitions” in this Form 10-Q for additional information.

Discontinued operations primarily include the net gain on the sale of our third party administration subsidiary, Citizens Management, Inc (“CMI”), which was completed on April 30, 2012. CMI provided third party workers’ compensation and disability program administration services (such as claims administration, loss prevention and medical cost containment and in-house excess workers’ compensation coverage) to public entities, self–insured employers and group programs. CMI generated total revenues of $4.4 million during the four months ended April 30, 2012 and $12.5 million during the year ended December 31, 2011. Income before taxes totaled $0.7 million during the first four months of 2012, while contributing $2.0 million during 2011. Assets and shareholder’s equity transferred as part of this sale totaled $10.9 million and $0.6 million, respectively. This sale resulted in a net gain of $10.8 million after taxes and is included in discontinued operations.

Income Taxes

We are subject to the tax laws and regulations of the U.S. and foreign countries in which we operate. We file a consolidated U.S. federal income tax return that includes the holding company and its U.S. subsidiaries. Generally, taxes are accrued at the U.S. statutory tax rate of 35% for income from the U.S. operations. Our primary non-U.S. jurisdiction is the U.K. The U.K. statutory rate decreased from 26% to 24% effective April 1, 2012. We accrue taxes on certain non-U.S. income that is subject to U.S. tax as a result of being owned by a U.S. shareholder at the U.S. rate. Foreign tax credits, where available, are utilized to offset U.S. tax as permitted. Certain of our non-U.S. income is not subject to U.S. tax until repatriated. Foreign taxes on this non-U.S. income are accrued at the local foreign rate and do not have an accrual for U.S. deferred taxes since these earnings are intended to be permanently reinvested overseas.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

The provision for income taxes from continuing operations was an expense of $12.3 million in the three months ended September 30, 2012, compared to a benefit of $9.3 million during the same period in 2011. These provisions resulted in consolidated effective tax rates of 23.1% of pre-tax income and 48.2% of pre-tax loss for the three months ended September 30, 2012 and 2011, respectively. These provisions reflect the significant fluctuations in pre-tax GAAP results from 2011 to 2012, i.e. pre-tax loss in 2011 versus pre-tax income in 2012, and changes in our valuation allowance related to capital loss carryforwards of a decrease of $1.3 million and $0.7 million in the third quarter of 2012 and 2011, respectively. In addition, these provisions reflect the benefits related to tax planning strategies implemented in prior years that had been reflected in accumulated other comprehensive income of $4.2 million and $1.7 million in the third quarter of 2012 and 2011, respectively. Absent these benefits, the provision for income taxes from continuing operations would have been an expense of $17.8 million or 33.5% and a benefit of $6.9 million or 35.8% for the three months ended September 30, 2012 and 2011, respectively.

The income tax provision on segment income was an expense of $15.8 million during the three months ended September 30, 2012, compared to a benefit of $6.8 million during the same period in 2011. These provisions resulted in effective tax rates for segment income of 32.7% and 26.6% in 2012 and 2011, respectively. The increase in the effective tax rate is primarily due to higher projected underwriting income in 2012.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

The provision for income taxes from continuing operations was an expense of $33.7 million for the nine months ended September 30, 2012, compared to a benefit of $27.1 million during the same period in 2011. These provisions resulted in consolidated effective tax rates of 24.9% and 64.5% for the nine months ended September 30, 2012 and 2011, respectively. These provisions reflect the significant fluctuations in pre-tax GAAP results from 2011 to 2012, i.e. pre-tax loss in 2011 versus pre-tax income in 2012, and decreases in our valuation allowance related to capital loss carryforwards of $1.3 million and $6.5 million in the first nine months of 2012 and 2011, respectively. In addition, these provisions reflect the benefits related to tax planning strategies implemented in prior years that had been reflected in accumulated other comprehensive income of $10.8 million and $5.8 million in the first nine months of 2012 and 2011, respectively. Absent these benefits, the provision for income taxes from continuing operations would have been an expense of $45.8 million or 33.9% and a benefit of $14.8 million or 35.2% for the nine months ended September 30, 2012 and 2011, respectively.

The income tax provision on segment income was an expense of $44.4 million during the nine months ended September 30, 2012, compared to a benefit of $13.0 million during the same period in 2011. These provisions resulted in effective tax rates for segment income of 33.4% and 29.3% in 2012 and 2011, respectively. The increase in the effective rate is primarily due to higher projected underwriting income in 2012.

In June 2012, we completed a transaction which resulted in the realization, for tax purposes only, of unrealized gains in our investment portfolio of $69.6 million. This transaction enabled us to realize capital loss carryforwards to offset this gain, and resulted in the release of $24.4 million of the valuation allowance we held against the deferred tax asset related to these capital loss carryforwards. The total release of $24.4 million was recorded as an increase in continuing operations of $0.1 million for the three and nine months ended September 30, 2012 and $24.3 million is reflected as a benefit in accumulated other comprehensive income as of September 30, 2012. This $24.3 million will be released into income from continuing operations, related to non-segment income, in future years, as the investment securities subject to these transactions are sold or mature.

During the first nine months of 2012, we released $35.9 million of our valuation allowance related to our deferred tax asset held at the beginning of the year. The write-off of this valuation allowance resulted from the aforementioned transaction which utilized our capital loss carryforwards, unrealized appreciation in our investment portfolio, and net realized capital gains in our Consolidated Statements of Income. Accordingly, we recorded decreases in our valuation allowance of $31.7 million as an adjustment to accumulated other comprehensive income, $2.9 million in discontinued operations and $1.3 million as an adjustment to income tax expense from continuing operations.

Critical Accounting Estimates

Interim consolidated financial statements have been prepared in conformity with U.S. GAAP and include certain accounting policies that we consider to be critical due to the amount of judgment and uncertainty inherent in the application of those policies. While we believe that the amounts included in our consolidated financial statements reflect our best judgment, the use of different assumptions could produce materially different accounting estimates. As disclosed in our 2011 Annual Report on Form 10-K, we believe the following accounting estimates are critical to our operations and require the most subjective and complex judgment:

—	Reserve for losses and loss expenses
—	Reinsurance recoverable balances
—	Pension benefit obligations
—	Other-than-temporary impairments (“OTTI”)
—	Deferred tax assets

For a more detailed discussion of these critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2011.

Statutory Surplus of U.S. Insurance Subsidiaries

The following table reflects statutory surplus of our U.S. insurance subsidiaries:

(in millions)	September 30, 2012	December 31, 2011
Total Statutory Surplus – U.S. Insurance Subsidiaries	$1,670.8	$1,582.8

The statutory surplus for our U.S. insurance subsidiaries increased $88.0 million during the first nine months of 2012, primarily due to underwriting results, net unrealized gains from certain investment securities, and from changes in admitted tax assets and other non-admitted assets.

The NAIC prescribes an annual calculation regarding risk based capital (“RBC”). RBC ratios for regulatory purposes are expressed as a percentage of the capital required to be above the Authorized Control Level (the “Regulatory Scale”); however, in the insurance industry, RBC ratios are widely expressed as a percentage of the Company Action Level. The following table reflects the Company Action Level, the Authorized Control Level and RBC ratios for Hanover Insurance (which includes Citizens and other U.S. insurance subsidiaries), as of September 30, 2012, expressed both on the Industry Scale (Total Adjusted Capital divided by the Company Action Level) and Regulatory Scale (Total Adjusted Capital divided by Authorized Control Level):

(dollars in millions)	Company Action Level	Authorized Control Level	RBC Ratio Industry Scale	RBC Ratio Regulatory Scale
The Hanover Insurance Company	$616.6	$308.3	269%	538%

Lloyd’s Capital Requirement

Chaucer corporate members operate in the Lloyd’s market, which requires that these members deposit funds, referred to as “Funds at Lloyd’s”, to support their underwriting interests. Lloyd’s sets required capital annually for all participating syndicates based on each syndicate’s business plans, the rating and reserving environment, and discussions with regulatory and rating agencies. Although the minimum capital levels are set by Lloyd’s, it is the responsibility of Chaucer to continually monitor the risk profiles of its managed syndicates to ensure that the level of funding remains appropriate. Such capital is comprised of cash and cash equivalents, investments, undrawn letters of credit provided by various banks and other assets. At September 30, 2012, we are in compliance with the capital requirements. We have the following securities, assets and letters of credit pledged to Lloyd’s to satisfy these capital requirements at September 30, 2012 and expect to be able to meet these capital requirements in the future.

(in millions)
Letters of credit	$180.0
Reinsurance treaty	95.0
Fixed maturities, at fair value	542.2
Cash and cash equivalents	1.1

Total securities, assets and letters of credit pledged to Lloyd’s	$818.3

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

Dividend payments to the holding company by our Chaucer business are regulated by U.K. law. Dividends from Chaucer are dependent on dividends from its subsidiaries. Annual dividend payments from Chaucer are limited to retained earnings that are not restricted by capital and other requirements for business at Lloyd’s. Also, Chaucer must provide advance notice to the U.K.’s Financial Services Authority (“FSA”) of certain proposed dividends or other payments from FSA regulated entities. There are currently no plans to repatriate dividends to our holding company from Chaucer. In connection with an intercompany borrowing arrangement with the holding company, interest on a $300 million note is paid by Chaucer on a quarterly basis to the holding company. This interest approximates $5.5 million quarterly and may be deferred at the election of the holding company. If deferred, the interest is added to the principal. During the first nine months of 2012, Chaucer has paid $21.8 million of interest to the holding company.

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

Net cash provided by operating activities was $204.6 million during the first nine months of 2012, as compared to $286.3 million during the first nine months of 2011. The $81.7 million decrease primarily resulted from an increase in loss and LAE payments, partially offset by an increase in premiums.

Net cash used in investing activities was $528.5 million during the first nine months of 2012, as compared to net cash provided by investing activities of $231.2 million during the first nine months of 2011. During 2012, cash used was primarily related to net purchases of fixed maturities as we invested cash from Chaucer and net investments in equity securities. Cash used to purchase investments was partially offset by cash received from the sale of CMI. In 2011, cash provided by investing activities primarily resulted from $734.7 million of cash and cash equivalents acquired from Chaucer. These increases were offset by cash paid for the Chaucer acquisition totaling $466.3 million, which included an $11.3 million payment related to a foreign exchange forward contract.

Net cash used in financing activities was $58.6 million during the first nine months of 2012, as compared to net cash provided by financing activities of $140.8 million during the first nine months of 2011. During 2012, cash used in financing activities primarily resulted from the payment of dividends to shareholders, repurchases of our common stock and repayments of collateral held for our securities lending program, partially offset by the proceeds from the FHLBB debt borrowings. During 2011, cash provided by financing activities primarily resulted from the issuance, on June 17, 2011, of $300.0 million of unsecured senior debentures. Cash received from the issuance of debt was partially offset by the repurchase of $86.8 million of debt, the payment of dividends to our shareholders, repayments of collateral related to our securities lending program, and repurchases of common stock.

At September 30, 2012, THG, as a holding company, held approximately $168.5 million of fixed maturities and cash. We believe our holding company assets are sufficient to meet our future obligations, which consists primarily of our dividends to shareholders (as and to the extent declared), the interest on our senior debentures, additional funds relating to the purchase of Chaucer, certain costs associated with benefits due to our former life employees and agents, and to the extent required, payments related to indemnification of liabilities associated with the sale of various subsidiaries. We do not expect that it will be necessary to dividend additional funds from our insurance subsidiaries in order to fund 2012 holding company obligations; however, we may decide to do so.

Dividends to common shareholders are subject to quarterly board approval and declaration. During the first nine months of 2012, we paid three quarterly dividends, as declared by the Board, of $0.30 per share to our shareholders totaling $40.3 million. We believe that our holding company assets are sufficient to provide for future shareholder dividends should the Board of Directors declare them.

We expect to continue to generate sufficient positive operating cash to meet all short-term and long-term cash requirements relating to current operations, including the funding of our qualified defined benefit pension plan and the Chaucer pension plan. Based upon the current estimate of liabilities and certain assumptions regarding investment returns and other factors, our qualified defined benefit pension plan is essentially fully funded as of September 30, 2012. As a result, we currently expect that significant cash contributions will not be required for this plan for several years. The Chaucer pension plan is approximately $30 million underfunded as of September 30, 2012. The ultimate payment amounts for both the defined benefit plan and the Chaucer pension plan are based on several assumptions, including but not limited to, the rate of return on plan assets, the discount rate for benefit obligations, mortality experience, interest crediting rates and the ultimate valuation and determination of benefit obligations. Since differences between actual plan experience and our assumptions are likely, changes to our funding obligations in future periods are possible.

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

Since October 2007 and through September 2012, our Board of Directors has authorized aggregate repurchases of our common stock of up to $500 million. As of September 30, 2012, we have $115.2 million available for repurchases under these repurchase authorizations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. During the first nine months of 2012 we purchased 0.5 million shares of our common stock through open market purchases at a cost of $20.0 million. Total repurchases under this program as of September 30, 2012 were 9.1 million shares at a cost of $384.8 million. Additionally, from time to time, we may also repurchase debt.

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

In November 2011, we entered into a Standby Letter of Credit Facility Agreement (the “Facility Agreement”) not to exceed $180.0 million outstanding at any one time, with the option to increase the amount available for issuances of letters of credit to $270.0 million in the aggregate on one occasion only during the term of the Facility Agreement (subject to the consent of all lenders and assuming no default and satisfaction of other specified conditions). The agreement provides certain covenants including, but not limited to, the syndicates’ financial condition. The Facility Agreement is used to provide regulatory capital supporting Chaucer’s underwriting through two managed syndicates. The Facility Agreement expires on December 31, 2016. A letter of credit commission fee on outstanding letters of credit is payable quarterly, and ranges from 1.50% to 2.125% per annum, depending on our credit ratings for portions that are not cash collateralized, and 0.30% per annum for portions that are cash collateralized. We may, from time to time, collateralize a portion of the outstanding letter of credit. In addition to the commission fee on the uncollateralized outstanding letter of credit, a commitment fee in respect of the unutilized commitments under the Facility Agreement is payable quarterly, and ranges from 0.60% to 0.85% per annum, depending on our credit ratings. Chaucer is also required to pay customary agency fees.

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

At September 30, 2012, we were in compliance with the covenants of the aforementioned debt agreements.

Off-Balance Sheet Arrangements

We currently do not have any material off-balance sheet arrangements that are reasonably likely to have a material effect on our financial position, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contingencies and Regulatory Matters

Information regarding contingencies and regulatory matters appears in Part I – Note 12 “Commitments and Contingencies” of the Notes to Interim Consolidated Financial Statements.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Our market risks, the ways we manage them, and sensitivity to changes in interest rates, equity price risk, and foreign currency exchange risk are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2011, included in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes in the first nine months of 2012 to these risks or our management of them.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the internal control over financial reporting, as required by Rule 13a-15(d) of the Exchange Act, to determine whether any changes occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there were no such changes during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A –RISK FACTORS

This document contains, and management may make, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, may be forward-looking statements. When used in our Management’s Discussion and Analysis, the words: “believes”, “anticipates”, “expects”, “projections”, “outlook”, “should”, “could”, “plan”, “guidance”, “likely”, “on track to”, “targeted” and similar expressions are intended to identify forward-looking statements. We wish to caution readers that accuracy with respect to forward-looking projections is difficult and risks and uncertainties, in some cases, have affected and in the future could affect our actual results and could cause our actual results for the remainder of 2012 and beyond to differ materially from historical results and from those expressed in any of our forward-looking statements. We operate in a business environment that is continually changing, and as such, new risk factors may emerge over time. Additionally, our business is conducted in competitive markets and therefore involves a higher degree of risk. We cannot predict these new risk factors nor can we assess the impact, if any, that they may have on our business in the future. Some of the factors that could cause actual results to differ include, but are not limited to, the following:

—	changes in the demand for our products;

—	risks and uncertainties with respect to our ability to retain profitable policies in force and attract profitable policies and to increase rates in excess of loss trends;

—

changes in our estimates of loss and loss adjustment expense reserves and accident year “picks”, resulting in lower current year underwriting income or adverse loss development such as we have recently experienced in our Commercial and Personal Lines segments;

—	changes in frequency and loss trends;

—	changes in regulation, particularly with respect to regions where we have geographical concentrations;

—

general economic, market and political conditions, which at this time may be particularly vulnerable to the U.S. federal government’s response to the pending “fiscal cliff”, which, absent government intervention, will occur during the first quarter of 2013;

—	volatile and unpredictable developments, including severe weather and other natural physical events, catastrophes and terrorist actions;

—

the availability of sufficient information to accurately estimate a loss at a point in time, such as data to estimate losses due to drought-related crop failure, the determination of which is reliant on many factors including finalized crop yield tallies and fluctuating commodity price levels;

—	risks and uncertainties with respect to our ability to collect all amounts due from reinsurers and to maintain current levels of reinsurance in the future at commercially reasonable rates, or at all;

—

heightened volatility, fluctuations in interest rates (which have a significant impact on the market value of our investment portfolio and thus our book value), inflationary pressures, default rates and other factors that affect investment returns from our investment portfolio;

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

—	changes in our claims-paying and financial strength ratings;

—	negative changes in our level of statutory surplus;

—	risks and uncertainties with respect to our growth strategies;

—	our ability to declare and pay dividends;

—	changes in accounting principles and related financial reporting requirements;

—	errors or omissions in connection with the administration of any of our products;

—	risks and uncertainties with technology, data security and/or outsourcing relationships that may negatively impact our ability to conduct business;

—	an inability to be compliant with new regulations such as Solvency II or existing regulation such as Sarbanes-Oxley;

—	unfavorable judicial or legislative developments; and

—	other factors described in such forward-looking statements.

In addition, historical and future reported financial results include estimates with respect to premiums written and earned, reinsurance recoverables, current accident year “picks”, loss and loss adjustment reserves and development, fair values of certain investments, other assets and liabilities, tax, contingent and other liabilities, and other items. These estimates are subject to change as more information becomes available.

For a more detailed discussion of our risks and uncertainties, see also Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Shares purchased in the third quarter of 2012 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
July 1 – 31, 2012 (1)	238	$35.19	-	$125,200,000
August 1 – 31, 2012 (2)	284,862	35.35	283,199	115,200,000
September 1 – 30, 2012 (1)	156	36.69	-	115,200,000
Total	285,256	$35.36	283,199	$115,200,000

(1)	The total number of shares purchased reflects shares withheld to satisfy exercise price and/or tax withholding amounts due from employees associated with the exercise or vesting of equity awards.
(2)	Includes 1,663 shares withheld to satisfy exercise price and/or tax withholding amounts due from employees associated with the exercise or vesting of equity awards.

ITEM 6 – EXHIBITS

EX –10.1

Letter Agreement dated October 15, 2012 between Andrew Robinson and The Hanover Insurance Group, Inc. related to Mr. Robinson’s participation in the Registrant’s Amended and Restated Employment Continuity Plan previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 19, 2012 and incorporated herein by reference.

EX – 10.2	The Hanover Insurance Group Cash Balance Pension Plan, as amended

EX – 31.1	Certification of the Chief Executive Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX – 31.2	Certification of the Chief Financial Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX – 32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

EX – 32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

EX – 101

The following materials from The Hanover Insurance Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2011; (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011; (iii) Consolidated Balance Sheets at September 30, 2012 and December 31, 2011; (iv) Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (vi) related notes to these financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hanover Insurance Group, Inc
Registrant

November 1, 2012	/s/ Frederick H. Eppinger, Jr.

Date	Frederick H. Eppinger, Jr.
President, Chief Executive Officer
and Director

November 1, 2012	/s/ David B. Greenfield

Date	David B. Greenfield
Executive Vice President,
Chief Financial Officer and
Principal Accounting Officer