Form 10-K
period 2012-12-31
HANOVER INSURANCE GROUP, INC.
filed 2013-02-26
CIK 944695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based on the closing sales price of June 29, 2012, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $1,710,334,422.

The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 44,645,707 shares as of February 20, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of The Hanover Insurance Group, Inc.’s Proxy Statement relating to the 2013 Annual Meeting of Shareholders to be held May 14, 2013 to be filed pursuant to Regulation 14A are incorporated by reference in Part III.

THE HANOVER INSURANCE GROUP, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

PART I

ITEM 1 —	BUSINESS

ORGANIZATION

The Hanover Insurance Group, Inc. (“THG”) is a holding company organized as a Delaware corporation in 1995 and traces its roots to as early as 1852, when the Hanover Fire Insurance Company was founded. Our primary business operations are property and casualty insurance products and services marketed through independent agents and brokers in the United States (“U.S.”). We also conduct business internationally through a wholly-owned subsidiary, Chaucer Holdings plc (“Chaucer”), which operates through the Society and Corporation of Lloyd’s (“Lloyd’s”) and is domiciled in the United Kingdom (“U.K.”). Our consolidated financial statements include the accounts of THG; The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America (“Citizens”), which are our principal U.S. domiciled property and casualty subsidiaries; Chaucer, which we acquired on July 1, 2011, and certain other insurance and non-insurance subsidiaries. Our results of operations also included the results of our discontinued operations, consisting primarily of our former life insurance businesses, our accident and health business and a third party administration business.

FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS

We conduct our business operations through four operating segments. These segments are Commercial Lines, Personal Lines, Chaucer and Other Property and Casualty. We report interest expense related to our corporate debt separately from the earnings of our operating segments.

Information with respect to each of our segments is included in “Segment Results” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 13 – “Segment Information” in the Notes to the Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K.

Information with respect to geographic concentrations is included in the “Description of Business by Segment” in Part 1 – Item 1 and in Note 13 – “Segment Information” in the Notes to the Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K.

DESCRIPTION OF BUSINESS BY SEGMENT

Following is a discussion of each of our operating segments.

GENERAL

We manage our operations principally through four segments, including three in which we provide insurance products and services: Commercial Lines, Personal Lines, and Chaucer. We underwrite commercial and personal property and casualty insurance through Hanover Insurance, Citizens and other THG subsidiaries, through an independent agent and broker network concentrated in the Northeast, Midwest and Southeast U.S. We also continue to actively grow our Commercial Lines presence in the Western region of the U.S. Our Chaucer segment is a specialist insurance underwriting group which operates through Lloyd’s and writes business internationally. Our fourth segment, Other Property and Casualty, consists of: Opus Investment Management, Inc. (“Opus”), which provides investment management services to institutions, pension funds and other organizations; earnings on holding company assets; and a run-off voluntary pools business.

Our business strategy focuses on providing our agents and customers stability and financial strength, while prudently growing and diversifying our product and geographical business mix. We conduct our business with an emphasis on agency relationships and active agency management, disciplined underwriting, pricing, quality claim handling, and customer service. On an annualized basis, we write approximately $4 billion in written premium. Based on direct U.S. premiums written, we rank among the top 25 property and casualty insurers in the United States.

RISKS

The industry’s profitability and cash flow can be, and historically has been, significantly affected by numerous factors, including price; competition; volatile and unpredictable developments such as extreme weather conditions, catastrophes and other disasters; legal and regulatory developments affecting pricing, underwriting, policy coverage and other aspects of doing business, as well as insurer and insureds’ liability; extra-contractual liability; size of jury awards; acts of terrorism; fluctuations in interest and currency rates or the value of investments; and other general economic conditions and trends, such as inflationary pressure or unemployment, that may affect the adequacy of reserves or the demand for insurance products. Our investment portfolio and its future returns may be further impacted by the capital markets and current economic conditions, which could affect our liquidity, the amount of realized losses and impairments that will be recognized, credit default levels, our ability to hold such investments until recovery and other factors. Additionally, the economic conditions in geographic locations where we conduct business, especially those locations where our business is concentrated, may affect the growth and profitability of our business. The regulatory environments in those locations, including any pricing, underwriting or product controls, shared market mechanisms or mandatory pooling arrangements, and other conditions, such as our agency relationships, affect the growth and profitability of our business. In addition, our loss and loss adjustment expense (“LAE”) reserves are based on our estimates, principally involving actuarial projections, at a given time, of what we expect the ultimate settlement and administration of claims will cost based on facts and circumstances then known, predictions of future events, estimates of future trends in claims frequency and severity and judicial theories of liability, costs of repairs and replacement, legislative activity and other factors. We expect to regularly reassess our estimate of loss reserves and LAE, both for current and past years, and any resulting changes will affect our reported profitability and financial position.

Reference is also made to “Risk Factors” in Part 1 – Item 1A of this Form 10-K.

LINES OF BUSINESS

We underwrite commercial and personal property and casualty insurance coverage through our Commercial Lines, Personal Lines and Chaucer operating segments.

Commercial Lines

Our Commercial Lines segment generated $2.0 billion, or 43.0%, of consolidated segment revenues and $1.9 billion, or 43.5%, of net written premiums, for the year ended December 31, 2012.

The following table provides net written premiums by line of business for our Commercial Lines segment.

FOR THE YEAR ENDED DECEMBER 31, 2012	Net Premiums Written	% of Total
(in millions, except ratios)
Commercial multiple peril	$612.9	32.2%
Commercial automobile	276.5	14.5
Workers’ compensation	201.4	10.6
Other commercial lines:
AIX program business	277.0	14.6
Inland marine	183.4	9.7
Surety	71.0	3.7
Other	279.8	14.7
Total	$1,902.0	100.0%

Our Commercial Lines product suite provides agents and customers with products designed for small, middle and specialized markets.

Commercial Lines coverages include:

Commercial multiple peril coverage insures businesses against third party general liability from accidents occurring on their premises or arising out of their operations, such as injuries sustained from products sold. It also insures business property for damage, such as that caused by fire, wind, hail, water damage (which may exclude flood), theft and vandalism.

Commercial automobile coverage insures businesses against losses incurred from personal bodily injury, bodily injury to third parties, property damage to an insured’s vehicle and property damage to other vehicles and property.

Workers’ compensation coverage insures employers against employee medical and indemnity claims resulting from injuries related to work. Workers’ compensation policies are often written in conjunction with other commercial policies.

Other commercial lines is comprised of:

•

AIX program business provides coverage to under-served markets where there are specialty coverage or risk management needs, including commercial multiple peril, workers’ compensation, commercial automobile, general liability and other commercial coverages;

•

inland marine coverage insures businesses against physical losses to property, such as contractor’s equipment, builders’ risk and goods in transit, and also covers jewelers block, fine art and other valuables;

•	surety provides businesses with contract surety coverage in the event of performance or non-payment claims, and commercial surety coverage related to fiduciary or regulatory obligations; and
•	other commercial lines coverages include management and professional liability, specialty property, healthcare, umbrella and monoline general liability and fire.

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

Our small commercial, middle market and specialty businesses, constitute approximately 30%, 33% and 37% of our total Commercial Lines business, respectively. Small commercial offerings, which generally includes premiums of $50,000 or less, deliver value through product expertise, local presence, and ease of doing business. Middle market accounts require greater claim and underwriting expertise, as well as a focus on industry segments where we can deliver differentiation in the market and value to agents and customers. Small and middle market accounts comprise $1.2 billion of the Commercial Lines. Our strategy is to continue to grow these businesses over time, even as we seek to reduce property exposures in certain geographic areas and manage our mix of business in the short term.

In our small commercial and middle market businesses, we have developed several niche insurance programs, including for schools, human services organizations, such as non-profit youth and community service organizations, and religious institutions. We have added additional segmentation to our core middle market commercial products, including real estate, hospitality and wholesale distributors and introduced products focused on management liability, specifically non-profit directors and officers liability and employment practices liability, and coverage for private company directors and officers liability.

Part of our strategy is to grow specialty lines in order to provide our agents and policyholders with a broader product portfolio. In addition, over time specialty lines have historically generated higher margins within the property and casualty industry. Net written premiums in our specialty lines grew by approximately $106 million in 2012 and accounts for approximately one-third of our Commercial Lines net premiums written. Growth in our specialty lines continues to be a significant part of our strategy.

As part of our strategy, we have acquired various specialized businesses aimed at further diversifying and growing our specialty lines. We used these acquisitions as platforms to expand our product offerings and grow through our existing agency and broker distribution network. AIX focuses on underwriting and managing program business. We built our product portfolio in our Hanover Professionals business through the acquisitions of a professional liability insurance carrier for small to medium-sized legal practices and a provider of insurance solutions to the design professionals industry, including architects and engineers. Additionally, we developed a Hanover Specialty Industrial business through the acquisition of a property insurer of small and medium-sized industrial risks, including chemical, paint, solvent and other manufacturing and distribution companies. To establish our Hanover Healthcare operations, we acquired a provider of insurance solutions for selected portions of the healthcare industry, including durable medical equipment suppliers, behavioral health specialists, eldercare providers and podiatrists. Finally, we geographically expanded and built our surety capabilities in our Western expansion states through various renewal rights transactions. Collectively, these acquisitions have enabled us to provide new product offerings to our partner agents and policyholders, and to enter new geographical markets.

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

Personal Lines

Our Personal Lines segment generated $1.6 billion, or 34.1%, of consolidated segment revenues and $1.5 billion, or 33.8%, of net written premiums, for the year ended December 31, 2012.

The following table provides net written premiums by line of business for our Personal Lines segment.

FOR THE YEAR ENDED DECEMBER 31, 2012	Net Premiums Written	% of Total
(in millions, except ratios)
Personal automobile	$922.7	62.5%
Homeowners	510.2	34.6
Other	42.7	2.9
Total	$1,475.6	100.0%

Personal Lines coverages include:

Personal automobile coverage insures individuals against losses incurred from personal bodily injury, bodily injury to third parties, property damage to an insured’s vehicle, and property damage to other vehicles and other property.

Homeowners coverage insures individuals for losses to their residences and personal property, such as those caused by fire, wind, hail, water damage (except for flood), theft and vandalism, and against third party liability claims.

Other personal lines are comprised of personal inland marine (jewelry, art, etc.), umbrella, fire, personal watercraft, earthquake and other miscellaneous coverages.

Our strategy in Personal Lines is to build our account–oriented business through our partner agencies, with a focus on greater geographic diversification. The market for our Personal Lines business continues to be very competitive, with continued pressure on agents from direct writers, as well as from the increased usage of real time comparative rating tools and increasingly sophisticated rating and pricing tools. We maintain our focus on partnering with high quality, value added agencies that stress the importance of account rounding (the conversion of single policy customers to accounts with multiple policies and/or additional coverages) and consultative selling. We are focused on making investments that are intended to help us maintain profitability, build a distinctive position in the market, and provide us with profitable growth opportunities. We continue to refine our products and to work closely with these high potential agents to increase the percentage of business they place with us and to ensure that it is consistent with our preferred mix of business. Additionally, we remain focused on further diversifying our state mix beyond our historical core states of Michigan, Massachusetts, New York and New Jersey, and on reducing our property exposures in concentrated areas or where we have experienced persistent weather-related losses. We expect these efforts to decrease our risk concentrations and our dependency on these four states, as well as to contribute to improved profitability over time.

Chaucer

Our Chaucer segment generated $1.0 billion, or 22.5%, of consolidated segment revenues and $1.0 billion, or 22.7%, of net written premiums, for the year ended December 31, 2012.

The following table provides net written premiums by line of business for our Chaucer segment.

FOR THE YEAR ENDED DECEMBER 31, 2012	Net Premiums Written	% of Total
(in millions, except ratios)
U.K. motor	$259.8	26.2%
Marine and aviation	234.3	23.7
Energy	195.1	19.7
Property	161.3	16.3
Casualty and other	140.0	14.1
Total	$990.5	100.0%

The Chaucer segment is comprised of international business written through Lloyd’s, and includes:

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

U.K. motor provides primary insurance coverage to U.K. motor policyholders. Chaucer writes personal automobile, commercial and fleet polices, as well as specialist classes, including motorcycles, motor trade, and classic and specialist vehicles. In addition, the U.K. motor line includes a small amount of commercial property damage and liability polices protecting small/medium-sized enterprises.

Casualty and other provides liability coverage for professional and commercial risks on a direct and treaty basis, crime and professional liability coverage for financial institutions, medical malpractice and excess workers’ compensation. Other lines also encompass liabilities arising from previous participations on third party Lloyd’s syndicates, principally from Syndicate 4000, which provides liability coverage to financial institutions.

Chaucer is a specialist insurance underwriting group that participates in the Lloyd’s market through the provision of capital to support the underwriting activities of syndicates at Lloyd’s and the ownership of Chaucer Syndicates Limited (“CSL”), a managing agent. CSL manages two syndicates currently underwriting at Lloyd’s.

Chaucer provides capital to Syndicate 1084, which underwrites a range of property, marine, aviation, casualty and energy products for commercial clients worldwide and motor business for personal and commercial clients in the

U.K.; and Syndicate 1176, which primarily provides protection against physical damage and liability exposures from power generation at nuclear power stations. The energy line of business includes approximately $22 million of net written premiums from Syndicate 1176.

Our economic interest in Syndicate 1084 is 98% for 2013, increasing from 84% in 2012, primarily due to our decision not to renew a capital provision reinsurance treaty with Flagstone Re that provided additional gross underwriting capacity for both 2011 and 2012 of $160 million. Our economic interest on Syndicate 1176 has increased slightly to 56% in 2013 from 55% in 2012.

Chaucer also provides fee-based managing agent and other business services to Syndicates 1301 and 4242. These syndicates will be transferred to new managing agencies in 2013.

Previously, Chaucer managed and participated in Syndicate 4000, which continues to have exposure to potential claims arising from difficulties within the financial and professional liability markets, primarily during 2007 and 2008. Chaucer sold its right to participate in Syndicate 4000 for the 2009 year of account and after.

Chaucer has broad underwriting expertise to support its diversified underwriting portfolio that, we believe, provides many benefits, including capital diversification, volatility management and long-term protection of our underwriting capabilities. We actively manage our portfolio, transferring underwriting capital to increase premium volumes during periods of increased rates, while remaining selective or reducing our capital and premium volumes in those lines where rates are under pressure.

Overall, we believe that the strength and depth of our underwriting teams, together with the broad diversity of our underwriting portfolio and our membership of the Lloyd’s market, underpin our ability to manage both the scale and composition of our business. Moreover, these strengths, combined with our continued active management of our portfolio and the underwriting opportunities available, provide a sound basis for the profitable development of the Chaucer business.

Other Property and Casualty

The Other Property and Casualty segment consists of: Opus, which provides investment advisory services to affiliates and also manages approximately $1.4 billion of assets for unaffiliated institutions such as insurance companies, retirement plans and foundations; earnings on holding company assets; and voluntary pools business which is in run-off.

MARKETING AND DISTRIBUTION

We are a diverse property and casualty insurance company serving a variety of standard, specialty and niche markets. Consistent with our objective to diversify our underwriting risks on a geographic and line of business basis, we currently have a distribution split of approximately one-third each of domestic standard Commercial Lines, international and domestic specialty lines, and domestic standard Personal Lines. Our Commercial and Personal Lines segments, comprising our principal domestic U.S. subsidiaries, distribute our products primarily through an independent agent network. Our Chaucer segment, comprising our international business, distributes primarily through insurance brokers in the Lloyd’s market, as well as through comparative website aggregators with respect to the U.K. motor business.

Commercial and Personal Lines

Our Commercial and Personal Lines agency distribution strategy and field structure allow us to maintain a strong focus on local markets and the flexibility to respond to specific market conditions. During 2012, we wrote 22.6% of our Commercial and Personal Lines business in Michigan and 9.6% in Massachusetts. Our structure is a key factor in the establishment and maintenance of productive, long-term relationships with mid-sized, well-established independent agencies. We maintain thirty-three local branch sales and underwriting offices and maintain a presence in twenty-nine states. The majority of processing support for these locations is provided from Worcester, Massachusetts; Howell, Michigan; Salem, Virginia; and Buffalo, New York.

Independent agents account for substantially all of the sales of our Commercial and Personal Lines property and casualty products. Agencies are appointed based on profitability, track record, financial stability, professionalism, and business strategy. Once appointed, we monitor their performance and, subject to legal and regulatory requirements, may take actions as necessary to change these business relationships, such as discontinuing the authority of the agent to underwrite certain products or revising commissions or bonus opportunities. We compensate agents primarily through base commissions and bonus plans that are tied to an agency’s written premium, growth and profitability.

We are licensed to sell property and casualty insurance in all fifty states in the U.S., as well as in the District of Columbia. We actively market Commercial Lines policies throughout the U.S. and Personal Lines policies in eighteen states.

The following table provides our top commercial and personal geographical markets based on total net written premium in the state in 2012.

	Commercial Lines		Personal Lines		Total Commercial and Personal Lines
FOR THE YEAR ENDED DECEMBER 31, 2012	Net Premiums Written	% of Total	Net Premiums Written	% of Total	Net Premiums Written	% of Total
(in millions, except ratios)
Michigan	$137.0	7.2%	$624.9	42.3%	$761.9	22.6%
Massachusetts	142.8	7.5	181.5	12.3	324.3	9.6
New York	197.3	10.4	81.3	5.5	278.6	8.2
California	226.3	11.9	—	—	226.3	6.7
New Jersey	106.3	5.6	73.4	5.0	179.7	5.3
Illinois	83.7	4.4	62.7	4.2	146.4	4.3
Texas	119.5	6.3	—	—	119.5	3.5
Florida	89.0	4.7	17.7	1.2	106.7	3.2
Connecticut	47.6	2.5	50.0	3.4	97.6	2.9
Virginia	55.7	2.9	34.5	2.3	90.2	2.7
Maine	57.0	3.0	31.6	2.1	88.6	2.6
Georgia	48.2	2.5	38.8	2.6	87.0	2.6
Indiana	35.3	1.9	39.2	2.7	74.5	2.2
New Hampshire	37.4	2.0	36.5	2.5	73.9	2.2
Louisiana	32.5	1.7	38.0	2.6	70.5	2.1
Tennessee	31.2	1.6	34.2	2.3	65.4	1.9
Oklahoma	31.1	1.6	32.8	2.2	63.9	1.9
Ohio	23.7	1.2	37.3	2.5	61.0	1.8
Wisconsin	26.7	1.4	23.0	1.6	49.7	1.5
Other	373.7	19.7	38.2	2.7	411.9	12.2
Total	$1,902.0	100.0%	$1,475.6	100.0%	$3,377.6	100.0%

We manage our Commercial Lines portfolio, which includes our core and specialty businesses, with a focus on growth from the most profitable industry segments within our underwriting expertise. Our core business is generally comprised of several coordinated commercial lines of business, including small and middle market accounts, which include segmented businesses and niches. Core Commercial Lines direct written premium is comprised of small and mid-sized accounts; such business is split between small accounts generally having less than $50,000 in premium and middle market accounts, those with premium over $50,000, with most accounts having less than $250,000 of premium. Additionally, we have multiple specialty lines of business, which consist of program business, inland marine, management and professional liability, surety, specialty property and healthcare. The Commercial Lines segment seeks to maintain strong agency relationships as a strategy to secure and retain our agents’ best business. The quality of business written is monitored through an ongoing quality review program, accountability for which is shared at the local, regional and corporate levels.

We manage Personal Lines business with a focus on acquiring and retaining quality accounts. More than 54% of our Personal Lines net written premium is generated in the combined states of Michigan and Massachusetts. In Michigan, based upon direct written premium for 2011, we underwrite approximately 8% of the state’s total market.

Approximately 64% of our Michigan Personal Lines business is in the personal automobile line and 35% is in the homeowners line. Michigan business represents approximately 43% of both our total personal automobile and our total homeowners net written premium. In Michigan, we are a principal market for many of our appointed agencies, averaging over $1.4 million of total direct written premium per agency in 2012.

Approximately 70% of our Massachusetts Personal Lines business is in the personal automobile line and 26% is in the homeowners line. Massachusetts business represents approximately 14% of our total personal automobile net written premium and approximately 9% of our total homeowners net written premium.

We sponsor local and national agent advisory councils to gain the benefit of our agents’ insight and enhance our relationships. These councils provide feedback, input on the development of products and services, guidance on marketing efforts, support for our strategies, and assist us in enhancing our local market presence.

Chaucer

Chaucer underwrites business from two main sources: approximately 78% from Lloyd’s brokers and underwriting agencies, placed in the open market, and 22% from retail brokers and comparative website aggregators for U.K. motor business. We primarily compensate brokers, underwriting agencies and aggregators through commission payments.

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

The following table provides a geographical breakdown of Chaucer’s total gross written premiums (“GWP”) based on the location of risk:

FOR THE YEAR ENDED DECEMBER 31, 2012	% of Total GWP in Chaucer Segment
United Kingdom(1)	23.1%
United States	12.4
Americas, excluding the United States	8.6
Asia Pacific	6.2
Middle East and Africa	4.9
Europe	3.7
Worldwide and other(2)	41.1
Total	100.0%

(1)	Primarily U.K. motor.

(2)	“Worldwide and other” comprises insured risks that move across multiple geographic areas due to their mobile nature or insured risks that are fixed in locations that span more than one geographic area. These contracts include, for example, marine and aviation hull, satellite and offshore energy exploration and production risks that can move across multiple geographic areas and assumed risks where the cedant insures risks in two or more geographic zones.

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

The property and casualty industry is a very competitive market. Our competitors include national, international, regional and local companies that sell insurance through various distribution channels, including independent agencies, captive agency forces, brokers and direct to consumers through the internet or otherwise. They also include mutual insurance companies, reciprocals and exchanges. In our Commercial and Personal Lines segments, we market through independent agents and brokers and compete for business on the basis of product, price, agency and customer service, local relationships and ratings, and effective claims handling, among other things. We believe that our emphasis on maintaining strong agency relationships and a local presence in our markets, coupled with investments in products, operating efficiency, technology and effective claims handling, will enable us to compete effectively. Our broad product offerings in Commercial Lines and total account strategy in Personal Lines are instrumental to our strategy to capitalize on these relationships and improve our profitability.

Our Commercial and Personal Lines segments are not dependent on a single customer or even a few customers, for which the loss of any one or more would have an adverse effect upon the insurance operations for these segments.

Although we conduct some business on a direct basis through our Chaucer segment, we market the majority of our Chaucer product offerings through insurance brokers in the Lloyd’s specialty and the U.K. motor markets, which provide access to business from clients and coverholders. We are able to attract business through our recognized capability to serve as the lead underwriter in most classes we write, particularly in classes where such lead ability is sought by clients and recognized by following markets. This requires significant underwriting and claims handling expertise in very specialized lines of business. Our competitors include large international insurance companies and other Lloyd’s managing underwriters. In the U.K. motor lines, our competitors include large U.K. personal lines insurers. Broker relationships that are ten percent or more of total Chaucer 2012 gross written premiums are with Marsh & McLennan Companies (15%) and Aon Benfield (13%).

CLAIMS MANAGEMENT

Claims management includes the receipt of initial loss notifications, generation of appropriate responses to claim reports, loss appraisals, identification and handling of coverage issues, determination of whether further investigation is required, retention of legal representation where appropriate, establishment of case reserves, approval of loss payments and notification to reinsurers. Effective claims management is important since claim payments and LAE are our single largest expenditures and quick and fair claim settlements are important to customer and agent relations.

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

CATASTROPHES

We are subject to claims arising out of catastrophes, which historically have had a significant impact on our results of operations and financial condition. Coverage for such events is a core part of our business and we expect to experience catastrophe losses in the future, which could have a material adverse impact on us. Catastrophes can be caused by various events, including snow, ice storm, hurricane, earthquake, tornado, wind, hail, flood, drought, terrorism, fire, explosion, or other extraordinary events. The incidence and severity of catastrophes are inherently unpredictable.

Commercial and Personal Lines

We endeavor to manage our catastrophe risks through underwriting procedures, including the use of deductibles and specific exclusions for floods and earthquakes, subject to regulatory restrictions, and through geographic exposure management and reinsurance. The catastrophe reinsurance program is structured to protect us on a per-occurrence basis. We monitor geographic location and coverage concentrations in order to manage corporate exposure to catastrophic events. Although catastrophes can cause losses in a variety of property and casualty lines, commercial multiple peril and homeowners property coverages have, in the past, generated the majority of catastrophe-related claims.

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

TERRORISM

Private sector catastrophe reinsurance is limited and generally unavailable for losses attributed to acts of terrorism, particularly those involving nuclear, biological, chemical and/or radiological events. As a result, our primary reinsurance protection against large-scale terrorist attacks in the U.S. is presently provided through a Federal program that provides compensation for insured losses resulting from acts of terrorism. Additionally, certain terrorism-related risks embedded in our Commercial and Personal Lines are covered under the existing Catastrophe, Property per Risk and Casualty Excess of Loss corporate reinsurance treaties (see “Reinsurance” for additional information).

The Terrorism Risk Insurance Act of 2002 established the Terrorism Risk Insurance Program (the “U.S. Program”). Coverage under the U.S. Program applies to workers’ compensation, commercial multiple peril and certain other Commercial Lines policies for U.S. direct written policies. The Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”) extended the U.S. Program through December 31, 2014.

As required by the current U.S. Program, we offer policyholders in specific lines of insurance the option to elect terrorism coverage. In order for a loss to be covered under the U.S. Program, the loss must meet aggregate industry loss minimums and must be the result of an act of terrorism as certified by the Secretary of the Treasury. The current U.S. Program requires us to retain 15% of any claims from a certified terrorist event in excess of our federally mandated deductible. Our deductible represents 20% of direct earned premium for the covered lines of business of the prior year. In 2012, the deductible was $273.9 million, which represents 17.3% of year-end 2011 statutory policyholder surplus of our U.S. domestic insurers, and is estimated to be $322.7 million in 2013, representing 21.2% of 2012 year-end statutory policyholder surplus. Under applicable regulations, we are permitted to reinsure our retention and deductible under the U.S Program, although at this time, we have not purchased additional specific terrorism-only reinsurance coverage.

Given the unpredictable nature of the frequency and severity of terrorism losses, future losses from acts of terrorism could be material to our operating results, financial position, and/or liquidity. We attempt to manage our exposures on an individual line of business basis and in the aggregate by zip code.

Our Chaucer segment’s direct written U.S. policies are also covered under the provisions of TRIPRA, where the deductible is estimated to be $0.5 million and $0.4 million in 2012 and 2013, respectively. For our nuclear energy business, most of our liability coverage sub-limits do not exclude strict liability under the nuclear conventions for terrorism. Where our policies protect nuclear properties from terrorism, we restrict the coverage provided to a maximum of 50% of full policy limits.

REGULATION

Commercial and Personal Lines

Our U.S. property and casualty insurance subsidiaries are subject to extensive regulation in the various states in which they transact business and are supervised by the individual state insurance departments. Numerous aspects of our business are subject to regulation, including premium rates, mandatory covered risks, limitations on the ability to non-renew or reject business, prohibited exclusions, licensing of agents, investments, restrictions on the size of risks that may be insured under a single policy, reserves and provisions for unearned premiums, losses and other obligations, deposits of securities for the benefit of policyholders, investments and capital, policy forms and coverages, advertising, and other conduct, including restrictions on the use of credit information and other factors in underwriting, as well as other underwriting and claims practices. States also regulate various aspects of the contractual relationships between insurers and independent agents.

Such laws, rules and regulations are usually overseen and enforced by the various state insurance departments, as well as through private rights of action and increasingly, by state attorneys general. Such regulations or enforcement actions are often responsive to current consumer and political sensitivities such as automobile and homeowners insurance rates and coverage forms, or which may arise after a major event such as Superstorm Sandy. Such rules and regulations may result in rate suppression, and limit our ability to manage our exposure to unprofitable or volatile risks or other adverse consequences. The federal government also may regulate aspects of our businesses such as the use of insurance (credit) scores in underwriting and the protection of confidential information.

In addition, as a condition to writing business in certain states, insurers are required to participate in various pools or risk sharing mechanisms or to accept certain classes of risk, regardless of whether such risks meet its underwriting requirements for voluntary business. Some states also limit or impose restrictions on the ability of an insurer to withdraw from certain classes of business. For example, Massachusetts, New Jersey, New York, and California each impose material restrictions on a company’s ability to materially reduce its exposures or to withdraw from certain lines of business in their respective states. The state insurance departments can impose significant charges on an insurer in connection with a market withdrawal or refuse to approve withdrawal plans on the grounds that they could lead to market disruption. Laws and regulations that limit cancellation and non-renewal of policies or that subject withdrawal plans to prior approval requirements may significantly restrict our ability to exit unprofitable markets.

Over the past several years, other state-sponsored insurers, reinsurers or involuntary pools have increased, particularly those states which have Atlantic or Gulf Coast storm exposures. As a result, the potential assessment exposure of insurers doing business in such states and the attendant collection risks have increased. Such actions and related regulatory restrictions may limit our ability to reduce our potential exposure to hurricane-related losses.

The insurance laws of many states subject property and casualty insurers doing business in those states to statutory property and casualty guaranty fund assessments. The purpose of a guaranty fund is to protect policyholders by requiring that solvent property and casualty insurers pay insurance claims of insolvent insurers. These guaranty associations generally pay these claims by assessing solvent insurers proportionately based on the insurer’s share of voluntary written premium in the state. While most guaranty associations provide for recovery of assessments through subsequent rate increases, surcharges or premium tax credits, there is no assurance that insurers will ultimately recover these assessments, which could be material, particularly following a large catastrophe or in markets which become disrupted.

We are subject to periodic financial and market conduct examinations conducted by state insurance departments. We are also required to file annual and other reports with state insurance departments relating to the financial condition of our insurance subsidiaries and other matters.

From time to time, proposals have been made to establish a federal based insurance regulatory system and to allow insurers to elect either federal or state-based regulation (“optional federal chartering”). In light of the recent economic crisis, the focus on increased regulatory controls and the creation of a Federal Insurance Office, there has been renewed interest in such proposals.

Chaucer

Our Chaucer segment is regulated by the Financial Services Authority (“FSA”), which has responsibility for the financial services industry, including insurers, insurance intermediaries and Lloyd’s in the U.K., and is also supervised by the Council of Lloyd’s, which is the franchisor for all Lloyd’s operations.

The FSA is an independent non-governmental body, given statutory powers by the Financial Services and Markets Act 2000 (“FSMA”). The FSA has wide ranging powers in relation to rule-making, investigation and enforcement to enable it to meet its statutory objectives of promoting financial stability, efficient, orderly and fair markets and fair treatment of retail consumers.

In 2013, and following amendments to the FSMA, the Prudential Regulation Authority (“PRA”) and the Financial Conduct Authority (“FCA”) will replace the FSA. The PRA will be responsible for the prudential supervision of, among other financial institutions, insurers, with a particular focus on financial stability. The FCA will focus on conduct of business issues, with a particular focus on consumer protection. The respective roles of the PRA, FCA, and Lloyd’s remain to be determined under the new regulatory regime.

The FSA and Council of Lloyd’s have common objectives in ensuring the appropriate regulation of the Lloyd’s market and, to minimize duplication, the FSA has arrangements with Lloyd’s for co-operation on supervision and enforcement. The Council of Lloyd’s, which has FSA author-

ization, has responsibility under the Lloyd’s Act 1982 (“the Lloyd’s Act”) for the implementation of certain FSA prescribed rules relating to the operation of the Lloyd’s market. Lloyd’s prescribes, in respect of its managing agents and corporate members, certain minimum standards relating to their management and control, solvency and various other requirements. The FSA directly monitors the compliance of Lloyd’s managing agents with the systems and controls that Lloyd’s prescribes.

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

We participate in the Lloyd’s market through our ownership of CSL, a managing agent with responsibility for the management of Syndicates 1084 and 1176, for which we provide capital to support their underwriting activities. Our membership in Lloyd’s requires us to comply with its bylaws and regulations, the Lloyd’s Act and the applicable provisions of the Financial Services and Markets Act. These include the requirement to provide capital (referred to as “Funds at Lloyd’s”) in the form of cash, securities or letters of credit in an amount agreed with by Lloyd’s under the capital setting regime of the FSA. The completion of an annual capital adequacy exercise enables each corporate member to calculate the capital required. These requirements allow Lloyd’s to evaluate whether each corporate member has sufficient assets to meet its underwriting liabilities plus a required solvency margin.

If a corporate member of Lloyd’s is unable to meets its policyholder obligations, such obligations may be payable by the Lloyd’s Central Fund, which acts similar to a state guaranty fund in the U.S. If Lloyd’s determines that the Central Fund needs to be increased, it has the power to assess premium levies on all current Lloyd’s members. The Council of Lloyd’s has discretion to call or assess up to 3% of a member’s underwriting capacity in 2013 as a Central Fund contribution.

Solvency II

In 2009, the European Union (“E.U.”) adopted a directive covering capital requirements, risk management and regulatory reporting for insurance organizations. The directive, known as Solvency II, imposes economic risk-based solvency requirements across all E.U. member states that comprise three pillars. First, there are quantitative capital requirements, based on a valuation of the entire balance sheet of an insurance organization. Second, Solvency II requires insurance organizations to undertake a qualitative regulatory review, including governance, internal controls, enterprise risk management and the supervisory review process. Third, to enhance market discipline, insurance organizations must report their financial conditions to regulators. Final E.U. approval of Solvency II is currently due in the first half of 2013, with an anticipated commencement date for the new regulatory regime of January 1, 2015 at the earliest.

Chaucer continues to work to ensure compliance with the requirements in accordance with the timetable set out by Lloyd’s, including certain FSA agreed transition arrangements, which were effective for the Lloyd’s capital setting process in November 2012.

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

See also to Note 17 – “Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K.

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

With respect to FAIR plans and other similar property insurance shared market mechanisms that have significant exposures, it is difficult to accurately estimate our potential financial exposure for future events. Assessments following a large coastal event, particularly affecting Massachusetts, Florida, New York or New Jersey, could be material to our results of operations. Our participation in such shared markets or pooling mechanisms is generally proportional to our direct writings for the type of coverage written by the specific pooling mechanism in the applicable state or other jurisdiction. For example, we are subject to mandatory participation in the Michigan Assigned Claims (“MAC”) facility. MAC is an assigned claim plan covering people injured in uninsured motor vehicle accidents. Our participation in the MAC facility is based on our share of personal and commercial automobile direct written premium in the state and resulted in underwriting losses of $15.0 million, $11.1 million and $10.1 million in 2012, 2011 and 2010, respectively. Additionally, Chaucer’s U.K. motor line is subject to similar mandatory assessments from the U.K. Motor Insurance Bureau (“MIB”) and these assessments were not significant to our results of operations in 2012 and 2011. Included in other expenses in 2011 was a $4.3 million charge related to a write-off of our equity interest in the accumulated surplus of the North Carolina Beach Plan (“NCBP”), a mandatory reinsurance facility, as a result of state legislation intended to reform the funding mechanism of the NCBP. There were no other mandatory residual market mechanisms that were significant to our 2012, 2011 or 2010 results of operations.

RESERVE FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

Reference is made to “Segment Results – Reserve for Losses and Loss Adjustment Expenses” of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

The following table reconciles reserves determined in accordance with accounting principles and practices prescribed or permitted by U.S. insurance statutory authorities (“U.S. Statutory”) and the U.K. financial services regulatory authority (“U.K. Statutory”) for our domestic and Chaucer operations, respectively, to reserves determined in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The primary difference between the U.S. Statutory reserves and our U.S. GAAP reserves is the requirement, on a U.S. GAAP basis, to present reinsurance recoverables as an asset, whereas U.S. Statutory guidance provides that reserves are reflected net of the corresponding reinsurance recoverables. There are no significant differences between U.K. Statutory reserves and our U.S. GAAP reserves. We do not use discounting techniques in establishing U.S. GAAP reserves for losses and LAE, nor have we participated in any loss portfolio transfers or other similar transactions.

DECEMBER 31	2012	2011	2010
(in millions)

U.S. Statutory reserve for losses and LAE	$2,646.7	$2,350.7	$2,285.3
U.K. Statutory reserve for losses and LAE	2,397.7	2,319.8	—
Total Statutory reserve for losses and LAE	5,044.4	4,670.5	2,285.3
U.S. GAAP adjustments:
Reinsurance recoverables on unpaid losses of our U.S. insurance subsidiaries	1,265.0	1,198.5	1,115.5
Reserves for discontinued operations	(126.8)	(124.6)	(125.1)
Other	14.4	15.9	2.0
U.S. GAAP reserve for losses and LAE	$6,197.0	$5,760.3	$3,277.7

Reserves for discontinued operations of our U.S. insurance subsidiaries are included in liabilities of discontinued operations for U.S. GAAP and loss and loss adjustment expenses for Statutory reporting.

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE RESERVE DEVELOPMENT

The following table sets forth the development of our U.S. GAAP reserves (net of reinsurance recoverables) for unpaid losses and LAE from 2002 through 2012. This table includes our Chaucer segment U.S. GAAP reserves beginning December 31, 2011. Conditions and trends that have affected reserve development in the past will not necessarily recur in the future. It is not appropriate to extrapolate future favorable or unfavorable development based on amounts experienced in prior periods.

DECEMBER 31	2012	2011	2010	2009	2008	2007	2006	2005	2004	2003	2002
(in millions)
Net reserve for losses and LAE(1)	$4,122.7	$3,828.5	$2,162.2	$2,093.7	$2,214.9	$2,227.2	$2,276.5	$2,354.1	$2,166.3	$2,087.0	$2,093.8
Cumulative amount paid as of:(2)
One year later		1,396.5	840.7	738.6	788.5	711.1	689.9	729.5	622.0	658.3	784.5
Two years later			1,277.9	1,120.3	1,126.8	1,050.5	1,061.8	1,121.9	967.0	995.4	1,131.7
Three years later				1,355.8	1,362.8	1,222.7	1,268.4	1,368.3	1,175.4	1,217.1	1,339.5
Four years later					1,500.5	1,346.8	1,364.7	1,499.6	1,312.9	1,351.6	1,478.9
Five years later						1,426.6	1,438.8	1,555.7	1,384.4	1,436.5	1,566.8
Six years later							1,493.9	1,606.3	1,416.2	1,486.5	1,629.3
Seven years later								1,647.8	1,456.3	1,508.9	1,668.9
Eight years later									1,489.9	1,544.4	1,685.7
Nine years later										1,575.5	1,717.4
Ten years later											1,744.5
Net reserve re-estimated as of:(3)
End of year	4,122.7	3,828.5	2,162.2	2,093.7	2,214.9	2,227.2	2,276.5	2,354.1	2,166.3	2,087.0	2,093.8
One year later		3,841.6	2,094.4	1,982.6	2,059.6	2,075.6	2,140.1	2,274.1	2,086.8	2,072.5	2,134.2
Two years later			2,090.5	1,916.4	1,973.3	1,865.7	2,011.0	2,158.8	1,994.4	2,025.5	2,125.3
Three years later				1,902.7	1,930.8	1,793.7	1,852.7	2,075.0	1,904.4	1,979.6	2,103.9
Four years later					1,922.6	1,770.6	1,810.9	1,965.3	1,858.0	1,925.4	2,084.0
Five years later						1,773.2	1,793.9	1,936.4	1,780.8	1,904.2	2,051.6
Six years later							1,798.0	1,922.4	1,761.2	1,836.2	2,044.9
Seven years later								1,924.6	1,749.0	1,823.3	1,988.9
Eight years later									1,749.0	1,809.9	1,978.0
Nine years later										1,812.3	1,964.9
Ten years later											1,966.7
Cumulative net redundancy (deficiency)(4)	$—	$(13.1)	$71.7	$191.0	$292.3	$454.0	$478.5	$429.5	$417.3	$274.7	$127.1
Adjustment for foreign currency exchange(3)	—	28.9	—	—	—	—	—	—	—	—	—
Cumulative net redundancy (deficiency) excluding foreign currency exchange(3)	$—	$15.8	$71.7	$191.0	$292.3	$454.0	$478.5	$429.5	$417.3	$274.7	$127.1
Gross reserve for losses and LAE	$6,197.0	$5,760.3	$3,277.7	$3,153.9	$3,203.1	$3,167.7	$3,166.0	$3,461.7	$3,073.4	$3,027.0	$2,971.7
Reinsurance recoverables	2,074.3	1,931.8	1,115.5	1,060.2	988.2	940.5	889.5	1,107.6	907.1	940.0	877.9
Net liability	4,122.7	3,828.5	2,162.2	2,093.7	2,214.9	2,227.2	2,276.5	2,354.1	2,166.3	2,087.0	2,093.8
Re-estimated gross reserve for losses and LAE	—	5,798.8	3,311.1	3,147.7	3,149.1	2,989.3	2,995.2	3,380.3	3,006.8	3,071.5	3,298.1
Re-estimated reinsurance recoverables	—	1,957.2	1,220.6	1,245.0	1,226.5	1,216.1	1,197.2	1,455.7	1,257.8	1,259.2	1,331.4
Re-estimated net liability	—	3,841.6	2,090.5	1,902.7	1,922.6	1,773.2	1,798.0	1,924.6	1,749.0	1,812.3	1,966.7
Cumulative gross redundancy (deficiency)(4)	$—	$(38.5)	$(33.4)	$6.2	$54.0	$178.4	$170.8	$81.4	$66.6	$(44.5)	$(326.4)

(1)	Sets forth the estimated net liability for unpaid losses and LAE recorded at the balance sheet date at the end of each of the indicated years; represents the estimated amount of net losses and LAE for claims arising in the current and all prior years that are unpaid at the balance sheet date, including incurred but not reported (“IBNR”) reserves.

(2)	Cumulative loss and LAE payments made in succeeding years for losses incurred prior to the balance sheet date. Chaucer claims payments denominated in foreign currencies are converted to U.S. dollars at the average foreign exchange rates during the year of payment and are not revalued at the current year foreign exchange rates. Because claims paid in prior years are not revalued at the current year’s foreign exchange rates, the difference between the cumulative claims paid at the end of any given year and the immediately previous year represents the claims paid during the year.

(3)	Re-estimated amount of the previously recorded liability based on experience for each succeeding year; increased or decreased as payments are made and more information becomes known about the severity of remaining unpaid claims. Chaucer unpaid losses and LAE denominated in foreign currencies are re-estimated using the foreign exchange rates in effect as of December 31, 2012 and the resulting cumulative foreign exchange translation effect is shown as an adjustment to the cumulative net redundancy (deficiency).

(4)	Cumulative redundancy or deficiency at December 31, 2012 of the net and gross reserve amounts shown in the corresponding column. A redundancy in reserves means the reserves established in prior years exceeded actual losses and LAE or were re-evaluated at less than the original reserved amount. A deficiency in reserves means the reserves established in prior years were less than actual losses and LAE or were re-evaluated at more than the original reserved amount.

REINSURANCE

Reinsurance Program Overview

We maintain ceded reinsurance programs designed to protect against large or unusual loss and LAE activity. We utilize a variety of reinsurance agreements, which are intended to control our individual policy and aggregate exposure to large property and casualty losses, stabilize earnings and protect capital resources. These programs include facultative reinsurance (to limit exposure on a specified policy); specific excess and proportional treaty reinsurance (to limit exposure on individual policies or risks within specified classes of business); and catastrophe excess of loss reinsurance (to limit exposure to any one event that might impact more than one individual contract). Catastrophe reinsurance protects us, as the ceding insurer, from significant losses arising from a single event such as snow, ice storm, hurricane, earthquake, tornado, wind, hail, terrorism, fire, explosion or other extraordinary events. We determine the appropriate amount of reinsurance based upon our evaluation of the risks insured, exposure analyses prepared by consultants, our risk appetite and on market conditions, including the availability and pricing of reinsurance.

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

Although we exclude coverage of nuclear, chemical or biological events from the Personal Lines and Commercial Lines policies we write in the U.S., we are statutorily required to provide this coverage in our workers’ compensation policies. We have workers’ compensation reinsurance coverage under our casualty reinsurance treaty of approximately $10 million for losses that result from nuclear, chemical or biological events and approximately $45 million for terrorism losses excluding those that result from nuclear, chemical or biological events. All other U.S. – based exposure or treaties exclude such coverage. Further, under TRIPRA, our retention of U.S. domestic losses in 2013 from such events, if deemed certified terrorist events, is limited to 15% of losses in excess of an approximate $323 million deductible, up to a combined annual aggregate limit for the federal government and all insurers of $100 billion. Such events could be material to our financial position or results of operations. See “Terrorism” for additional information.

Reference is made to Note 15 – “Reinsurance” in the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K. Reference is also made to “Involuntary Residual Markets”.

Commercial and Personal Lines

Our 2013 reinsurance program for our Commercial Lines and Personal Lines segments is substantially consistent with our 2012 program. The following discussion summarizes both our 2012 and 2013 reinsurance programs for our Commercial Lines and Personal Lines segments (excluding coverage available under the U.S. federal terrorism program which is described under “Terrorism”), but does not purport to be a complete description of the program or the various restrictions or limitations which may apply:

•

Our Commercial Lines and Personal Lines segments were primarily protected by a property catastrophe occurrence treaty, a property per risk excess of loss treaty, as well as a casualty excess of loss treaty, with retentions of $200 million, $2 million, and $2 million, respectively.

•

The property catastrophe occurrence treaty provides coverage, on an occurrence basis, up to $700 million (up to $1.1 billion in the Northeast), less a $200 million retention, with no co-participation, for all defined perils. For 2012 and 2013, the property per risk excess of loss treaty provides coverage, on a per risk basis, up to $100 million, less a $2 million retention, with co-participations for 2012 and 2013 ranging from 6% to 28.5% for reinsurance placed in the $2 million to $10 million layer.

•

The casualty excess of loss treaty provides coverage, on a per occurrence basis for each loss, up to $50 million less a $2 million retention, with co-participation of 25% in the $2 million to $5 million layer. For both years, umbrella lines share coverage with casualty lines at the $2 million to $10 million layer, with the maximum umbrella limit of $5 million subject to the casualty treaty. There is also separate umbrella only coverage that provides protection in 2012 for the $5 million to $20 million layer and in 2013 for the $5 million to $25 million layer.

•

For 2012 only, Commercial Lines segments are further protected by excess of loss treaty agreements for specific lines of business such as surety and fidelity bond liability, professional liability, management liability and healthcare liability. Surety and fidelity bond excess of loss treaty provides coverage, on a per principal basis, up to $35 million, less a $5 million retention, with co-participations ranging from 5% to 15% for individual layers placed within the treaty. Professional liability and management liability risks are covered in a common treaty up to $10 million, less a $1 million retention, with a 10% co-participation in 2012 and no co-participation in 2013.

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

Our intention is to renew the surety and fidelity bond treaty, property per risk excess of loss treaty, and the $700 million to $1.1 billion layer of the Northeast property catastrophe occurrence treaty in July 2013 with the same or similar terms and conditions, but there can be no assurance that we will be able to maintain our current levels of reinsurance, pricing and terms and conditions. For our 2013 reinsurance program, all other treaties described above were effective January 1, 2013 for a twelve month period.

Chaucer

For our Chaucer segment, the 2012 and 2013 reinsurance programs contains a combination of reinsurance treaties that either provide coverage across several lines or are specific to individual lines of business or classes of business within certain lines. Generally, for each line or class of Chaucer’s business, there are a variety of proportional, excess of loss, facultative and other treaty forms, which work in conjunction to provide coverage limits.

The Chaucer programs described below are substantially in place as of February 1, 2013 and we expect to implement throughout the year any remaining parts of the program as described; however, there can be no assurances that we will be successful in placing reinsurance for each line as planned. The following discussion summarizes both our 2012 and 2013 reinsurance programs for our Chaucer segment, but does not purport to be a complete description of the program or the various restrictions or limitations which may apply.

For 2013, Chaucer will retain its excess of loss reinsurance treaty and will increase net retentions for certain major lines. Together, the retentions form a diversified portfolio that aims to increase Chaucer’s profitability in alignment with its risk appetite established for 2013.

We purchase proportional and non-proportional reinsurance which is intended to provide sufficient underwriting capacity to effectively conduct business in the Lloyd’s market and to protect against frequency and severity of losses.

For the property lines:

•

Our direct property catastrophe occurrence reinsurance for selected international territories provides coverage up to approximately $64 million and $46 million, less retentions of approximately $13 million and $15 million, respectively.

•

The assumed property catastrophe occurrence reinsurance for selected international territories provides coverage up to approximately $102 million and $93 million, less retentions of approximately $17 million and $20 million, respectively. Additionally, the assumed property catastrophe occurrence reinsurance for the United States and the Caribbean provides coverage up to approximately $119 million and $112 million, less retentions of approximately $25 million and $29 million, respectively.

•

The direct property per risk excess of loss reinsurance provides coverage up to approximately $17 million for both years, less retentions of approximately $4 million and $6 million, respectively. Additionally, for 2012, there was an annual aggregate deductible of approximately $4 million.

For the energy, marine and aviation lines:

•	The nuclear energy lines occurrence reinsurance provides coverage up to approximately $155 million and $163 million, less retentions of approximately $52 million and $54 million, respectively.
•

The non-nuclear energy lines occurrence reinsurance provides coverage up to approximately $118 million and $158 million, respectively, less retentions of approximately $12 million and $17 million, respectively.

•

The marine lines excess of loss reinsurance provides coverage, on a per occurrence basis, up to approximately $50 million and $56 million, respectively, less a retention of approximately $4 million and $5 million, respectively.

•	The aviation lines reinsurance provides coverage, on a per occurrence basis, up to approximately $42 million and $51 million respectively, less a retention of approximately $2 million for both years.

The U.K. motor line has protection from a reinsurance program placed on a losses occurring basis, which is unlimited in excess of $1.6 million, both in terms of the amount and the number of losses sustained. For 2011, 2012 and 2013, there is co-participation on the $1.6 million in excess of $1.6 million layer of 50%, 30% and 30% for each year, respectively.

Our Chaucer segment had a capital provision reinsurance treaty with Flagstone Re to provide additional gross underwriting capacity to Syndicate 1084 for both 2011 and 2012 of $160 million. The terms of the agreement provided for fixed cessions of the overall account written by Syndicate 1084. The treaty has not been renewed for the 2013 treaty year. Flagstone Re’s share of Syndicate 1084 for the 2012, 2011 and 2010 treaty years were 12.0%, 12.0% and 11.6%, respectively.

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

We are subject to concentration of risk with respect to reinsurance ceded to various mandatory residual markets, facilities and pooling mechanisms. As a condition to conduct business in various states, we are required to participate in residual market mechanisms, facilities and pooling arrangements which usually are designed to provide insurance coverages to individuals or other entities that are otherwise unable to purchase such coverage voluntarily or at rates deemed reasonable. These market mechanisms, facilities and pooling arrangements comprise $886.0 million of our total reinsurance recoverables on paid and unpaid losses and unearned premiums at December 31, 2012 and include, among others, the Michigan Catastrophic Claims Association (“MCCA”).

The MCCA is a mandatory reinsurance association which reinsures claims under Michigan’s unlimited personal injury protection coverage which is required under all Michigan automobile insurance policies. The MCCA reinsures all such claims in excess of a statutorily-established company retention, currently $500,000. Funding for MCCA comes from assessments against automobile insurers based upon their share of insured automobiles in the state. Insurers are allowed to pass along this cost to Michigan automobile policyholders. This recoverable accounted for 61% and 60% of our total personal automobile gross reserves at December 31, 2012 and 2011, respectively. Reinsurance recoverables related to MCCA were $856.3 million and $816.7 million at December 31, 2012 and 2011, respectively. Because the MCCA is supported by assessments permitted by statute, and there have been no significant uncollectible balances from MCCA identified during the three years ending December 31, 2012, we believe that we have no significant exposure to uncollectible reinsurance balances from this entity.

In addition to the reinsurance ceded to various residual market mechanisms, facilities and pooling arrangements and the former capital provision reinsurance treaty with Flagstone Re, as described below, we have $1,372.7 million of reinsurance assets due from traditional reinsurers. These amounts are due principally from highly-rated reinsurers, defined as rated A – or higher by A.M. Best Rating Agency or other equivalent rating. The following table displays balances recoverable from our ten largest reinsurance groups at December 31, 2012, along with the group’s rating from the indicated rating agency. The contractual obligations under reinsurance agreements are typically with individual subsidiaries of the group or syndicates at Lloyd’s and are not typically guaranteed by other group members or syndicates at Lloyd’s. Reinsurance recoverables are comprised of paid losses recoverable, outstanding losses recoverable, incurred but not reported losses recoverable, and ceded unearned premium.

REINSURERS	A.M. Best Rating	Reinsurance Recoverable
(in millions)
Lloyd’s Syndicates	A	$239.3
Munich Reinsurance Companies	A+	154.3
HDI Group	A	118.8
Partner Re Ltd. Companies	A+	108.5
Alleghany Corporation	A	64.3
XL Group PLC	A	52.0
Swiss Re Ltd.	A+	51.0
Toa Reinsurance Company Ltd.	A+	39.5
Axis Capital Holdings Ltd.	A	32.1
Aspen Insurance Company Ltd.	A	31.7
Subtotal		891.5
All other reinsurers		481.2
Residual markets, facilities and pooling arrangements		886.0
Flagstone Re (capital provision reinsurance)		221.0
Total		$2,479.7

Reinsurance recoverable balances in the table above are shown before consideration of balances owed to reinsurers and any potential rights of offset, including collateral held by us and, are net of an allowance for uncollectible recoverables. Reinsurance treaties are generally purchased on an annual basis. Treaties typically contain provisions that allow us to demand that a reinsurer post letters of credit or assets as security if a reinsurer is an unauthorized reinsurer under applicable regulations or if its rating falls below a predetermined contractual level. In regards to reinsurance recoverables due from Lloyd’s Syndicates, as part of the Lloyd’s “chain of security” afforded to all of its policyholders, recourse is available to the Lloyd’s Central Fund in the event of the failure of an individual syndicate and its capital providers. In accordance with the terms of the capital provision reinsurance treaty, which was in place for underwriting years 2009 through 2012, Flagstone Re is obligated to provide Funds at Lloyd’s and is subject to offsetting funds withheld balances with Chaucer. As a result, in the event of a default, we have access to collateral to pay losses reinsured by Flagstone Re on policies written through the end of 2012.

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

We have established a reserve for uncollectible reinsurance of $16.9 million and $16.4 million, as of December 31, 2012 and 2011, respectively, which was determined by considering reinsurer specific default risk on paid and unpaid recoverables as indicated by their financial strength ratings, any current risk of dispute on paid recoverables, our collection experience and the development of our ceded loss reserves. There have been no significant balances determined to be uncollectible, and thus no significant charges recorded during 2012 and 2011 for uncollectible reinsurance recoverables.

Our exposure to credit risk from any one reinsurer is managed through diversification by reinsuring with a number of different reinsurers, principally in the United States and European reinsurance markets. When reinsurance for our Commercial and Personal Lines segments is placed, our standards of acceptability generally require that a reinsurer must have a minimum policyholder surplus of $500 million, a rating from A.M. Best and/or S&P of “A” or better, or an equivalent financial strength if not rated. Similarly, our Chaucer segment generally requires all reinsurers to have a rating from S&P of “A-” or better and minimum net assets of $500 million. In addition, for lower rated reinsurers, certain reinsurers for our United States insurance operations that have not been granted authorized status by an insurance company’s state of domicile, and in certain other circumstances deemed appropriate by the Company’s security committee, reinsurers must generally provide collateral equal to 100% of estimated reinsurance recoverables. The collateral can serve to mitigate credit risk.

DISCONTINUED OPERATIONS

Discontinued operations include our Discontinued Accident and Health Business and in 2012, the disposal of our third party administration business.

Our Discontinued Accident and Health Business includes interests in approximately 25 accident and health reinsurance pools and arrangements that were retained in the sale of First Allmerica Financial Life Insurance Company (“FAFLIC”) and assumed by Hanover Insurance. We ceased writing new premiums in this business in 1999, subject to certain contractual obligations. The reinsurance pool business consists primarily of the medical and disability portions of workers’ compensation risks, long-term care, assumed personal accident, individual medical, long-term disability, and special risk business. This business includes residual health insurance policies. Our total reserves for the assumed accident and health business were $127.2 million at December 31, 2012. The total amount recoverable from third party reinsurers was $3.9 million at

December 31, 2012. Total net reserves were $123.3 million at December 31, 2012. We will continue to account for this business as discontinued operations. Assets and liabilities related to our Discontinued Accident and Health Business are reflected as assets and liabilities of discontinued operations.

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

Our discontinued operations, in total, generated a net gain of $9.8 million during 2012. Reference is made to “Discontinued Operations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

INVESTMENT PORTFOLIO

We held $8.0 billion of investment assets, including cash and cash equivalents, at December 31, 2012. Approximately 87% of our investment assets are comprised of fixed maturities, which includes both investment grade and below investment grade public and private debt securities. An additional 7% of our investment assets are comprised of cash and cash equivalents, while the remaining 6% consists of equity securities and other investments. These investments are generally of high quality and our fixed maturities are broadly diversified across sectors of the fixed income market.

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

We employ two external asset managers with international market expertise to manage our U.K. Pounds Sterling and Euro denominated fixed maturity portfolios, totaling approximately $890 million. We select and monitor managers based on investment style, performance and corporate governance.

The majority of our assets are invested in the fixed income markets. Through fundamental research and credit analysis, with a focus on value investing, our investment professionals seek to identify a portfolio of stable income-producing higher quality U.S. government, foreign government, municipal, corporate, residential and commercial mortgage-backed securities and asset-backed securities. We have a general policy of diversifying investments both within and across major investment and industry sectors to mitigate credit and interest rate risk. We monitor the credit quality of our investments and our exposure to individual markets, borrowers, industries, sectors and, in the case of direct commercial mortgages and commercial mortgage-backed securities, property types and geographic locations.

Investments held by our insurance subsidiaries are subject to diversification requirements under state insurance laws and other regulatory requirements. The investment portfolio duration is approximately 4.1 years and is generally maintained in the range of 1 to 3 times the duration of our insurance liabilities. We seek to maintain sufficient liquidity to support our cash flow requirements by monitoring the cash requirements associated with our insurance and corporate liabilities, laddering the maturities within the portfolio, closely monitoring our investment durations, holding high quality liquid public securities and managing the purchases and sales of assets.

Reference is made to “Investments” in Management’s Discussion and Analysis of the Financial Condition and Results of Operation of this Form 10-K.

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

EMPLOYEES

As of December 31, 2012, we have approximately 5,100 employees, with approximately 4,300 located in the United States, and 800 internationally, almost all of whom are located in the United Kingdom. We believe our relations with employees are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to “Directors and Executive Officers of the Registrant” in Part III – Item 10 of this Form 10-K.

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

Our website address is http://www.hanover.com. We make available free of charge on or through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Additionally, our Code of Conduct is available, free of charge, on our website. Our Corporate Governance Guidelines and the charters of our Audit Committee, Compensation Committee, Committee of Independent Directors and Nominating and Corporate Governance Committee, are available on our website. All documents are also available in print to any shareholder who requests them.

ITEM 1A —	RISK FACTORS

RISK FACTORS AND FORWARD LOOKING STATEMENTS

We wish to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, our actual results and could cause our actual results to differ materially from historical results and from those expressed in any forward-looking statements made from time to time by us on the basis of our then-current expectations. When used in this Form 10-K, the words “believes”, “anticipates”, “expects”, “projections”, “outlook”, “should”, “could”, “plan”, “guidance”, “likely”, “on track to”, “targeted” and similar expressions are intended to identify forward-looking statements. Our businesses are in rapidly changing and competitive markets and involve a high degree of risk and unpredictability. Forward-looking projections are subject to these risks and unpredictability.

Our results may fluctuate as a result of cyclical or non-cyclical changes in the property and casualty insurance industry.

The property and casualty insurance industry historically has been subject to significant fluctuations and uncertainties. Our profitability is affected significantly by the following items:

•

increases in costs, particularly those occurring after the time our insurance products are priced and including construction, automobile repair, and medical and rehabilitation costs. This includes “cost shifting” from health insurers to casualty and liability insurers (whether as a result of an increasing number of injured parties without health insurance, coverage changes in health policies to make such coverage secondary to casualty policies, the implementation of national healthcare legislation, lower reimbursement rates for the same procedure by health insurers or government-sponsored insurance, or the implementation of the Medicare Secondary Payer Act which requires reporting and imposes other requirements with respect to medical and related claims paid with respect to Medicare eligible individuals). As it relates to construction, there are often temporary increases in the cost of building supplies and construction labor after a significant event (for example, so called “demand surge” that causes the cost of labor, construction materials and other items to increase in a geographic area affected by a catastrophe). In addition, we are limited in our ability to negotiate and manage reimbursable expenses incurred by our policyholders;

•	competitive and regulatory pressures, which affect the prices of our products and the nature of the risks covered;
•	volatile and unpredictable developments, including severe weather, catastrophes and terrorist actions;

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

The demand for property and casualty insurance can also vary significantly based on general economic conditions (either nationally or regionally and, with respect to our Chaucer segment, internationally), rising as the overall level of economic activity increases and falling as such activity decreases. Loss patterns also tend to vary inversely with local economic conditions, increasing during difficult economic times and moderating during economic upswings or periods of stability. The fluctuations in demand and competition could produce unpredictable underwriting results.

Actual losses from claims against our property and casualty insurance subsidiaries may exceed their reserves for claims.

Our property and casualty insurance subsidiaries maintain reserves to cover their estimated ultimate liability for losses and loss adjustment expenses with respect to reported and unreported claims incurred as of the end of each accounting period. Reserves do not represent an exact calculation of liability. Rather, reserves represent estimates, involving actuarial projections and judgments at a given time, of what we expect the ultimate settlement and administration of incurred claims will cost based on facts and circumstances then known, predictions of future events, estimates of future trends in claims frequency and severity and judicial theories of liability, costs of repair and replacement, legislative activity and myriad other factors.

The inherent uncertainties of estimating reserves are greater for certain types of property and casualty insurance lines. These include automobile bodily injury, personal automobile personal injury protection, and workers’ compensation, where a longer period of time may elapse before a definitive determination of ultimate liability may be made, environmental liability, where the technological, judicial and political climates involving these types of claims are continuously evolving, and casualty coverages such as professional liability. There is also greater uncertainty in establishing reserves with respect to new business, particularly new business that is generated with respect to newly introduced product lines, such as our professional liability and healthcare lines, by newly appointed agents or in geographies where we have less experience in conducting business. In these cases, there is less historical experience or knowledge and less data upon which the actuaries can rely.

Additionally, the introduction of new Commercial Lines products, including through several acquired subsidiaries, the development of new niche and specialty lines and the introduction of new lines of business at Chaucer, present new risks. Certain new specialty products, such as the human services program, non-profit directors and officers liability and employment practices liability policies, lawyers and other professional liability policies, healthcare lines and private company directors and officers coverage may also require a longer period of time (the so-called “tail”) to determine the ultimate liability associated with the claims and may produce more volatility in our results and less certainty in our accident year reserves. Some lines of business, such as commercial surety, are less susceptible to establishing reserves based on actuarial or historical experience and losses may be episodic, depending on economic and other factors.

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

Underwriting results and segment income could be adversely affected by further changes in our net loss and LAE estimates related to significant events or emerging risks, such as risks related to breaches of computer network systems (“cyber-risks”), privacy regulations or disruptions caused by solar flares.

Estimating losses following any major catastrophe or with respect to emerging issues is an inherently uncertain process. Factors that add to the complexity in these events include the legal and regulatory uncertainty, the complexity of factors contributing to the losses, delays in claim reporting and with respect to areas with significant property damage, the impact of “demand surge” and a slower pace of recovery resulting from the extent of damage sustained in the affected areas due, in part, to the availability and cost of resources to effect repairs. Emerging issues may involve complex coverage, liability and other costs which could significantly affect LAE. As a result, there can be no assurance that our ultimate costs associated with these events or issues will not be substantially different from current estimates (for example, actual losses arising from Superstorm

Sandy may vary widely depending on the interpretation of various policy provisions). Investors should consider the risks and uncertainties in our business that may affect net loss and LAE reserve estimates and future performance, including the difficulties in arriving at such estimates.

Anticipated losses associated with business interruption exposure, the impact of wind versus water as the cause of loss, supplemental payments on previously closed claims caused by the development of latent damages or new theories of liability and inflationary pressures could have a negative impact on future loss reserve development.

Because of the inherent uncertainties involved in setting reserves and establishing current and prior-year “loss picks”, including those related to catastrophes, we cannot provide assurance that the existing reserves or future reserves established by our property and casualty insurance subsidiaries will prove adequate in light of subsequent events. Our results of operations and financial condition could therefore be materially affected by adverse loss development for events that we insured in prior periods.

Due to geographical concentration in our U.S. property and casualty business, changes in economic, regulatory and other conditions in the regions where we operate could have a significant negative impact on our business as a whole. Geographic concentrations also expose us to potentially greater losses in the event of natural or other catastrophes.

We generate a significant portion of our U.S. property and casualty insurance net premiums written and earnings in Michigan, Massachusetts and other states in the Northeast, including New Jersey and New York. For the year ended December 31, 2012, approximately 23% and 10% of our net written premium in our U.S. property and casualty business was generated in the states of Michigan and Massachusetts, respectively. Many states in which we do business impose significant rate control and residual market charges, and restrict an insurer’s ability to exit such markets. The revenues and profitability of our property and casualty insurance subsidiaries are subject to prevailing economic, regulatory, demographic and other conditions, including adverse weather in Michigan and the Northeast. Because of our geographic concentration in certain regions, our business as a whole could be significantly affected by changes in the economic, regulatory and other conditions in such areas.

Further, certain new catastrophe models assume an increase in frequency and severity of certain weather events, whether as a result of potential global climate change or otherwise. Financial strength rating agencies are placing increased emphasis on capital and reinsurance adequacy for insurers with certain geographic concentrations of risk which may be subject to disproportionate risk of loss. These factors also may result in insurers seeking to diversify their geographic exposure, which could result in increased regulatory restrictions in those markets where insurers seek to exit or reduce coverage, as well as an increase in competitive pressures in less weather-exposed markets.

Limitations on our ability to predict the potential impact of weather events and catastrophes may impact our future profits and cash flows.

Our business is subject to claims arising out of catastrophes that may have a significant impact on our results of operations and financial condition. We may experience catastrophe losses, which could have a material adverse impact on our business. Catastrophes can be caused by various events, including hurricanes, floods, earthquakes, tornadoes, wind, hail, fires, severe winter weather, sabotage, terrorist actions, explosions, nuclear accidents, and power outages. The frequency and severity of catastrophes are inherently unpredictable.

The extent of gross losses from a catastrophe is a function of the total amount of insured exposure in the area affected by the event and the severity of the event. The extent of net losses depends on the amount and collectability of reinsurance.

Although catastrophes can cause losses in a variety of property and casualty lines, homeowners and commercial multiple peril property insurance have, in the past, generated the vast majority of our catastrophe-related claims. Our catastrophe losses have historically been principally weather-related, particularly hurricanes, as well as snow and ice damage from winter storms. However, with the acquisition of Chaucer, we are subject to greater diversity in the types and geographic distribution of potential catastrophe losses. For example, Chaucer incurred catastrophe losses in 2012 from the earthquake in Italy and the drought and Superstorm Sandy in the U.S. while catastrophe losses in 2011 resulted from the earthquake and ensuing tsunami in Japan, the earthquakes in New Zealand, and flooding in Australia and Thailand.

Although the insurance industry, rating agencies and regulators have developed various models intended to help predict potential insured losses under thousands of scenarios, there is no reliable way of predicting such losses before a specific event occurs. We utilize various models and other techniques in an attempt to measure and manage potential catastrophe losses within various income and capital risk appetites. However, such models and techniques have many limitations. In addition, due to historical concentrations of business, regulatory restrictions and other factors, particularly in the Northeast and in the state of Michigan, our ability to measure, monitor and manage such concentrations is limited.

We purchase catastrophe reinsurance as protection against catastrophe losses. Based upon an ongoing review of our reinsurers’ financial statements, financial strength ratings assigned to them by rating agencies, their reputations in the reinsurance marketplace, our collections history with them and the analysis and guidance of our reinsurance advisors, we believe that the financial condition of our reinsurers is sound. However, reinsurance is subject to credit risks, including those resulting from over-concentration of exposures within the industry. In setting our retention levels and coverage limits, we also consider our level of surplus and exposures, as well as the current reinsurance pricing environment. There can be no assurance that our reinsurance program will provide adequate coverage levels should we experience losses from one significant or several large catastrophes.

We cannot guarantee the adequacy of or ability to maintain our current level of reinsurance coverage.

Similar to insurance companies, reinsurance companies can also be adversely impacted when catastrophes occur. There can be no assurance that we will be able to maintain our current levels of reinsurance coverage. In particular, and as discussed under “Reinsurance Program Overview” of this Form 10-K, not all of our 2013 reinsurance programs for the Commercial and Personal Lines and Chaucer business are fully placed. Future catastrophic events and other changes in the reinsurance marketplace, including as a result of investment losses or disruptions due to challenges in the financial markets that have occurred or could occur in the future, may adversely affect our ability to obtain such coverages, as well as adversely affect the cost of obtaining that coverage.

Additionally, the availability, scope of coverage, cost, and creditworthiness of reinsurance could continue to be adversely affected as a result of not only new catastrophes, but also terrorist attacks and the perceived risks associated with future terrorist activities, global conflicts, and the changing legal and regulatory environment (including changes which could create new insured risks).

Federal terrorism coverage under TRIPRA is due to expire by its terms on December 31, 2014, and from time to time there have been proposals to scale back coverage under TRIPRA. We are unable to predict the likelihood that TRIPRA will be extended or of adoption of any proposals to reduce coverage, however, failure to timely reauthorize TRIPRA or a reduction in TRIPRA coverage could have an adverse effect on our results of operations and financial position.

Although we monitor their financial soundness, we cannot be sure that our reinsurers will pay in a timely fashion, if at all.

We purchase reinsurance by transferring part of the risk that we have assumed (known as ceding) to reinsurance companies in exchange for part of the premium we receive in connection with the risk. As of December 31, 2012, our reinsurance receivable (including from the MCCA) amounted to approximately $2.5 billion. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the reinsured) of our liability to our policyholders or, in cases where we are a reinsurer, to our reinsureds. Accordingly, we bear credit risk with respect to our reinsurers. Although we monitor the credit quality of our reinsurers, we cannot be sure that they will pay the reinsurance recoverables owed to us currently or in the future or that they will pay such recoverables on a timely basis.

Climate change may adversely impact our results of operations.

There are concerns that the higher level of weather-related catastrophes and other losses incurred by the industry in recent years is indicative of changing weather patterns, whether as a result of changing climate (“global climate change”) or otherwise, which could cause such events to persist. This would lead to higher overall losses which we may not be able to recoup, particularly in the current economic and competitive environment, and higher reinsurance costs. As noted above, certain catastrophe models assume an increase in frequency and severity of certain weather events which could result in a disproportionate impact on insurers with certain geographic concentrations of risk. This would also likely increase the risks of writing property insurance in coastal areas, particularly in jurisdictions which restrict pricing and underwriting flexibility.

In addition, global climate change could have an impact on issuers in which we invest, resulting in realized and unrealized losses in future periods which could have a material adverse impact on our results of operations and/or financial position. It is not possible to foresee which, if any, issuers, industries or markets will be materially and adversely affected, nor is it possible to foresee the magnitude of such effect.

We may incur financial losses resulting from our participation in shared market mechanisms, mandatory reinsurance programs and mandatory and voluntary pooling arrangements.

In most of the jurisdictions in which we operate, our property and casualty insurance subsidiaries are required to participate in mandatory property and casualty shared market mechanisms, government-sponsored reinsurance programs or pooling arrangements. These arrangements are designed to provide various insurance coverages to individuals or other entities that otherwise are unable to purchase such coverage or to support the costs of uninsured motorist claims in a particular state or region. We cannot predict whether our participation in these shared market mechanisms or pooling arrangements will provide underwriting profits or losses to us. For the year ended December 31, 2012, we experienced an underwriting loss of $15.3 million from participation in these mechanisms and pooling arrangements, compared to underwriting losses of $13.1 million and $12.9 million in 2011 and 2010, respectively. We may face similar or even more dramatic earnings fluctuations in the future.

Additionally, increases in the number of participants or insureds in state-sponsored reinsurance pools, FAIR Plans or other residual market mechanisms, particularly in the states of Louisiana, Massachusetts and Florida, combined with regulatory restrictions on the ability to adequately price, underwrite, or non-renew business, as well as new legislation, or changes in existing case law, could expose us to significant exposures and risks of increased assessments from these residual market mechanisms. There could also be significant adverse impact as a result of losses incurred in those states due to hurricane exposure, as well as the declining number of carriers providing coverage in those regions. We are unable to predict the likelihood or impact of such potential assessments or other actions.

We also have credit risk associated with certain mandatory reinsurance programs such as the Michigan Catastrophic Claims Association. The MCCA was created to fund Michigan’s unique unlimited personal injury protection benefit. As of December 31, 2012, our estimated reinsurance recoverable from the MCCA was $856.3 million. The MCCA operates with a deficit which may fluctuate significantly based on investment returns, discount rates, incurred claims, annual assessments and other factors.

In addition, we may be adversely affected by liabilities resulting from our previous participation in certain voluntary property and casualty assumed reinsurance pools. We have terminated participation in virtually all property and casualty voluntary pools, but remain subject to claims related to periods in which we participated. The property and casualty assumed reinsurance businesses have suffered substantial losses during the past several years, particularly related to environmental and asbestos exposure for property and casualty coverages, in some cases resulting from incidents alleged to have occurred decades ago. Due to the inherent volatility in these businesses, possible issues related to the enforceability of reinsurance treaties in the industry and the recent history of increased losses, we cannot provide assurance that our current reserves are adequate or that we will not incur losses in the future. Although we have discontinued participation in these reinsurance pools, we are subject to claims related to prior years or from pools we could not exit entirely. Our operating results and financial position may be adversely affected by liabilities resulting from any such claims in excess of our loss estimates. As of December 31, 2012, our reserves for these pools totaled $37.6 million.

Our businesses are heavily regulated and changes in regulation may reduce our profitability.

Our U.S. insurance businesses are subject to supervision and regulation by the state insurance authority in each state in which we transact business. This system of supervision and regulation relates to numerous aspects of an insurance company’s business and financial condition, including limitations on the authorization of lines of business, underwriting limitations, the ability to utilize credit-based insurance scores in underwriting, the ability to terminate agents, supervisory and liability responsibilities for agents, the setting of premium rates, the requirement to write certain classes of business which we might otherwise avoid or charge different premium rates, restrictions on the ability to withdraw from certain lines of business, the establishment of standards of solvency, the licensing of insurers and agents, compensation of agents, concentration of investments, levels of reserves, the payment of dividends, transactions with affiliates, changes of control, protection of private information of our agents, policyholders, claimants and others (which may include highly sensitive financial or medical information or other private information such as social security numbers, driving records, drivers license numbers, etc.) and the approval of policy forms. From time to time, various states and Congress have proposed to prohibit or otherwise restrict the use of credit-based insurance scores in underwriting or rating our Personal Lines business. The elimination of the use of credit-based insurance scores could cause significant disruption to our business and our confidence in our pricing and underwriting. Most insurance regulations are designed to protect the interests of policyholders rather than stockholders and other investors.

Legislative and regulatory restrictions are constantly evolving and are subject to then current political pressures. For example, following Superstorm Sandy, the states of New Jersey and New York are considering proposals such as homeowners’ “Bill of Rights”, restrictions on storm deductibles and additional mandatory claim handling guidelines. Such actions also occur at the federal level, such as the U.S. Department of Housing and Urban Development’s proposal that may increase the legal risk of providing homeowners and commercial residential property insurance by imposing liability for discrimination on the basis of a disparate-impact theory even without any evidence of discriminatory intent. Some states are also considering mandating owners of firearms to purchase liability insurance.

In addition, in July 2010, in response to the global financial crisis, The Dodd-Frank Wall Street Reform and Consumer Protection Act were signed into U.S. law. This legislation provides for enhanced regulation for the financial services industry through initiatives including, but not limited to, the creation of a Federal Insurance Office and several federal oversight agencies, the requiring of more transparency, accountability and focus in protecting investors and businesses, input of shareholders regarding executive compensation, and enhanced empowerment of regulators to pursue those who engage in financial fraud and unethical business practices. The Securities and Exchange Commission adopted regulations designed to encourage, reward, and protect “whistleblowers”, whether or not they first report the potential infraction to the company for correction or remedial action.

Also, beginning in 2011, the federal Medicare, Medicaid and SCHIP Extension Act mandates reporting and other requirements applicable to property and casualty insurance companies which make payments to or on behalf of claimants who are eligible for Medicare benefits. These requirements have made bodily injury claim resolutions more difficult, particularly for complex matters or for injuries requiring treatment over an extended period, and impose significant penalties for non-compliance and reporting errors. These new requirements also have increased the circumstances under which the federal government may seek to recover from insurers amounts paid to claimants in circumstances where the government had previously paid benefits. In January 2013, the Strengthening Medicare and Repaying Taxpayers Act was signed into law. We are not yet certain of the effect of this law on our ability to settle cases or exposure to federal recoupment claims.

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
•

restrictions on underwriting, on methods of compensating independent producers, or on our ability to cancel or renew certain business (which negatively affects our ability to reduce concentrations of property risks);

•	higher liability exposures for our insureds;
•	increased assessments or higher premium or other taxes; and
•	enhanced ability to pierce “no fault” thresholds or recover non-economic damages (such as “pain and suffering”).

These regulations serve to protect the customers and other third parties who deal with us and are heavily influenced by the then current political environment. If we are found to have violated an applicable regulation, administrative or judicial proceedings may be initiated against us which could result in censures, fines, civil penalties (including punitive damages), the issuance of cease-and-desist orders, premium refunds or the reopening of closed claim files, among other consequences. These actions could have a material adverse effect on our financial position and results of operations.

Congress, as well as national, state and local governments, also considers from time to time legislation that could increase our tax costs. If such legislation is adopted, our consolidated net income could decline.

With respect to our U.K. insurance business, Chaucer’s regulated subsidiaries are subject to the U.K. Financial Services Authority (“FSA”) Regulations and are subject to limitations and approval requirements with respect to payment of dividends, return of capital and becoming a borrower, guarantor or provider of security interest on any financial obligations and other aspects of its operations.

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

The European Union (“E.U.”) is phasing in a new composite E.U. directive (known as Solvency II) covering the prudential supervision of all insurance and reinsurance companies that is being developed to replace the existing life, non-life insurance and reinsurance directives that gov-

ern the insurance business in the U.K. (among various other obligations, Solvency II will impose new capital requirements on Chaucer). It is anticipated that the implementation of Solvency II will take effect on January 1, 2015, but it is possible some rules will come into force earlier. We could be impacted by the implementation of Solvency II, depending on the costs associated with implementation by each E.U. country, any increased capital requirements applicable to us, and any costs associated with adjustments to our operations. We are also subject to risks and uncertainties relating to changes to the regulatory framework in the U.K. with the introduction of the Prudential Regulatory Authority and the Financial Conduct Authority, which focuses on consumer protection, to replace the Financial Services Authority. We do not yet know what the impact of this legislation and related regulations will be on Chaucer’s business operations or the U.K insurance industry.

From time to time, we are also involved in investigations and proceedings by U.S., U.K., state and other governmental and self-regulatory agencies. We cannot provide assurance that these investigations, proceedings and inquiries will not result in actions that would adversely affect our results of operations or financial condition.

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

•	its obligations to contribute to the Lloyd’s New Central Fund and pay levies to Lloyd’s;
•	its financial strength rating is derived from the rating assigned to Lloyd’s, and Chaucer has very limited ability to directly affect the overall Lloyd’s rating;
•	its ongoing ability to utilize Lloyd’s trading licenses in order to underwrite business outside the United Kingdom;
•	its ongoing exposure to levies and charges in order to underwrite at Lloyd’s; and
•	the requirement to maintain deposits in the United States for U.S. site risks it underwrites.

Whenever a member of Lloyd’s is unable to pay its policyholder obligations, such obligations may be payable by the Lloyd’s Central Fund. If Lloyd’s determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd’s members up to 3% of a member’s underwriting capacity in any one year. We do not believe that any assessment is likely in the foreseeable future and have not provided allowance for such an assessment. However, based on our 2013 estimated underwriting capacity at Lloyd’s of £769.7 million, the December 31, 2012 exchange rate of 1.63 dollars per GBP and assuming the maximum 3% assessment, we could be assessed up to approximately $37.6 million in 2013.

We are subject to the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar worldwide anti-bribery laws, which impose restrictions and may carry substantial penalties. Violations of these laws or allegations of such violations could cause a material adverse effect on our business, financial position and results of operations.

The U.S. Foreign Corrupt Practices Act and anti-bribery laws in other jurisdictions, including anti-bribery legislation in the U.K. that took effect in 2011, generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business or other commercial advantage. Our policies mandate compliance with these anti-bribery laws, which often carry substantial penalties. We cannot assure you that our internal control policies and procedures always will protect us from reckless or other inappropriate acts committed by our affiliates, employees, agents or coverholders. Violations of these laws, or allegations of such violations, could have a material adverse effect on our business, financial position and results of operations.

We are subject to litigation risks, including risks relating to the application and interpretation of contracts, and adverse outcomes in litigation and legal proceedings could adversely affect our results of operations and financial condition.

We are subject to litigation risks, including risks relating to the application and interpretation of insurance and reinsurance contracts, and are routinely involved in litigation that challenges specific terms and language incorporated into property and casualty contracts, such as claims reimbursements, covered perils and exclusion clauses, among others, or the interpretation or administration of such contracts. We are also involved in legal actions that do not arise in the ordinary course of business, some of which assert claims for substantial amounts. Adverse outcomes, including with respect to the matter captioned “Durand Litigation” under “Commitments and Contingencies – Legal Proceedings” in Note 17 in the Notes to the Con-

solidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K, could materially affect our results of operations and financial condition.

We are subject to mandatory assessments by state guaranty funds; an increase in these assessments could adversely affect our results of operations and financial condition.

All fifty states of the United States and the District of Columbia have insurance guaranty fund laws requiring property and casualty insurance companies doing business within the state to participate in guaranty associations. These associations are organized to pay contractual obligations under insurance policies issued by impaired or insolvent insurance companies. The associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired or insolvent insurer is engaged. Although mandatory assessments by state guaranty funds that are used to cover losses to policyholders of insolvent or rehabilitated companies can be substantially recovered through policyholder surcharges or a reduction in future premium taxes in many states (provided the collecting insurer continues to write business in such state), there can be no assurance that all funds will be recoupable in the future. During 2012, we had a total assessment of $5.5 million levied against us, with refunds of $0.1 million received in 2012 for a total net assessment of $5.4 million. As of December 31, 2012, we have $0.7 million of reserves related to guaranty fund assessments. In the future, these assessments may increase above levels experienced in the current and prior years. Future increases in these assessments depend upon the rate of insolvencies of insurance companies. An increase in assessments could adversely affect our results of operations and financial condition.

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

We periodically review agencies, including managing general agencies, with which we do business to identify those that do not meet our profitability standards or are not strategically aligned with our business. Following these periodic reviews, we may restrict such agencies’ access to certain types of policies or terminate our relationship with them, subject to applicable contractual and regulatory requirements which limit our ability to terminate agents or which require us to renew policies. We may not achieve the desired results from these measures, and our failure to do so could negatively affect our operating results and financial position.

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

The introduction of new Commercial Lines products, including through our acquired subsidiaries and the development of new niche and specialty lines, presents new risks. Certain new specialty products may present longer “tail” risks and increased volatility in profitability. Our expansion into new western states, including California, presents additional underwriting risks since the regulatory, geographic, natural risk, legal environment, demographic, business, economic and other characteristics of these states present challenges different from those in the states in which we historically have conducted business.

Our Personal Lines production and earnings may be unfavorably affected by the continued introduction of new products and our focus on account business (i.e., policyholders who have both automobile and homeowner insurance with us) which we believe, despite pricing discounts, will ultimately be more profitable business. We may also experience adverse selection, which occurs when insureds with larger risks purchase our products because of favorable pricing, under-pricing, operational difficulties or implementation impediments with independent agents or the inability to grow new markets after the introduction of new products or the appointment of new agents.

There can be no assurance that as we enter new states or regions or grow business in our identified growth states, we won’t experience higher loss trends than anticipated.

Integration of acquired businesses involves a number of risks and there can be no assurance that we will be successful integrating recent and future acquisitions.

There can be no assurance that we will be able to successfully integrate recent and any future acquisitions or that we will not assume unknown liabilities and reserve deficiencies in connection with such acquisitions. If we are unable to successfully integrate new businesses, then we could be impeded from realizing the benefits of an acquisition. The integration process could disrupt our business and a failure to successfully integrate newer businesses could have a material adverse effect on our business, financial condition and results of operations. The difficulties of integrating an acquisition and risks to our business include, among others:

•	unanticipated issues in integrating information, communications and other systems;
•	unanticipated incompatibility of logistics, marketing and administration methods;
•	maintaining employee morale and retaining key employees;
•	integrating the business cultures of different companies;
•	preserving important strategic, reinsurance and other relationships;
•	integrating legal and financial controls in multiple jurisdictions;
•	consolidating corporate and administrative infrastructures and eliminating duplicative operations;
•	the diversion of management’s attention from ongoing business concerns;
•	integrating geographically separate organizations;
•	unexpected or overlapping concentrations of risk where one event or series of events can affect many insured parties;
•	significant transaction costs, including the effect of exchange rate fluctuations;
•	risks and uncertainties in our ability to increase the investment yield on the investment portfolio;
•	uncertainties in our ability to decrease leverage as a result of adding future earnings to our capital base;
•	risks and uncertainties regarding the volatility of underwriting results in a combined entity;
•	an ability to more efficiently manage capital;
•	an ability to improve renewal rates and increase new property and casualty policy counts;
•	an ability to increase or maintain certain property and casualty insurance rates;
•

complying with laws, rules and regulations in multiple jurisdictions, including new and multiple employment regulations, regulations relating to the conduct of business activities such as the U.K. Bribery Act, sanctions imposed by the U.S. or U.K. on doing business with certain foreign countries or other persons, privacy, information security, and environmental-related laws; and

•	the impact of new product or line of business introductions and our ability to meet projected return on capital targets.

In addition, even if we are able to integrate successfully recent and future acquisitions, we may not realize the full benefits of such acquisitions, including the synergies, cost savings or underwriting or growth opportunities that we expect. It is possible that these benefits may not be achieved within the anticipated time frame, or at all.

Our international operations expose us to additional risks which could cause a material adverse effect on our business, financial position and results of operations.

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

•	adverse changes in the economies in which we operate; and
•

requirements, such as those enforced by Her Majesty’s Treasury, Asset Freezing Unit (U.K.) and the U.S. Treasury’s Office of Foreign Asset Controls, to comply with various U.K., U.S., E.U. or other sanctions imposed on doing business with, or affecting, certain countries, their citizens, specially designated nationals or other persons doing business with any such countries or persons. In this respect, the following disclosure is provided pursuant to Section 13(r) of the Securities Exchange Act of 1934, as amended, subsection (1)(D)(iii):

On July 1, 2011, the Company acquired Chaucer Holdings PLC, which at that time was a U.K. publicly traded company. Chaucer is the U.K.-based parent of an insurance group trading through the Lloyd’s of London insurance market.

In October 2007, prior to the Company’s acquisition of Chaucer, Syndicate 1084, which is managed by Chaucer, entered into a Master Slip (the “Master Slip”) pursuant to which it and several other Lloyd’s syndicates agreed to provide specified reinsurance to Dana Insurance Company (“Dana Insurance”). The underlying insureds were Iran Power Plant Project, Management Company (“MAPNA”) and Iran Power Development Company (“IPDC”).

The Master Slip, which was governed by the law of England and Wales, provided Dana Insurance with reinsurance of physical damage and third party liability coverages relating to the construction or adaptation of gas turbine power plants and steam generating units at various locations in Iran. The Master Policy provided for reinsurance coverage for designated projects that commenced between August 1, 2007 and July 31, 2009. Contracts with respect to each individual project were endorsed and designated as subject to the Master Slip during this same time period. The coverage periods extended from 33 to 36 month time periods from commencement of each designated project, and a twelve month extended maintenance period. Syndicate 1084, which was not the lead syndicate, accepted a 13.5% interest in the aggregate interests of the Master Slip.

Pursuant to these arrangements, Contract Endorsements relating to three separate projects expired in January, February and July of 2012, respectively. Chaucer, on behalf of Syndicate 1084, issued a unilateral termination notice dated December 27, 2012, with respect to a fourth Contract Endorsement which otherwise would have expired by its terms on March 10, 2013.

Prior to the acquisition of Chaucer on July 1, 2011, the Company notified the U.S. Office of Foreign Assets Control on June 29, 2011 that Syndicate 1084 was subject to certain pre-existing insurance obligations involving Iran. After the acquisition on July 1, 2011 and during 2012, neither Chaucer nor Syndicate 1084 entered into any new arrangement with Iran, paid any claims or received any premiums with respect to any interests in the Master Slip. Any payments or other transactions relating to the Master Slip would have been in any case subject to various laws and regulations of the United Kingdom and the European Union implemented pursuant to requirements under EU Counsel Regulation 961/2010 dated October 25, 2010. In addition, at no time in calendar years 2011 or 2012 did Chaucer and Syndicate 1084 enter into any new coverage, amendments, waivers, endorsements or other transactions affecting obligations under the Master Slip, other than issuing the notice of termination referenced above with respect to the only Contract Endorsement which was extant at the time that the Iran Threat Reduction and Syria Human Rights Act of 2012 was signed into law on August 10, 2012.

The Company is unable to ascertain with certainty the ownership of Dana Insurance, MAPNA or IPDC, but it believes that the Government of Iran, or an agency or instrumentality thereof, may directly or indirectly own substantial or controlling interests in some or all of these three entities. The Company has not identified any of these entities as having been designated by the United States as Specially Designated Nationals; engaged in any activities described in subsection (a) or (b) of section 5 of the Iran Sanctions Act of 1996, subsections (c)(2) of section 104 of the Comprehensive Iran Sanctions, Accountability, and Divestment Act of 2010 or a transaction described in subsection (d)(1) of that section or section 105A(b)(2) of that Act; or subject to the blocking provisions of Executive Order Nos. 13224 or 13382.

The gross revenues attributable to the four Contract Endorsements extant in 2012 equaled $131,768, or approximately 0.003% of the Company’s total revenues; we are unable to calculate the net profits attributable to such policies in 2012, but, if any, they would be de minimus. By the end of 2012, all of the arrangements described above were in run-off and terminated by their respective terms or the subject of a notice of termination issued by Chaucer. The Company has no plans to continue such activities. No claims with respect to these Contract Endorsements or other policies previously issued and expired will be paid unless and until applicable sanctions or other restrictions imposed by the United States, United Kingdom and the European Union have been lifted, or licenses or other authorizations granted.

Intense competition could negatively affect our ability to maintain or increase our profitability.

We compete, and will continue to compete, with a large number of companies, including international, national and regional insurers, mutual companies, specialty insurance companies, so called “off-shore” companies which enjoy certain tax advantages, underwriting agencies and financial services institutions. We also compete with mutual insurance companies, reciprocal and exchange companies which may not have shareholders and may have different profitability targets than publicly – or privately-owned companies. Chaucer competes with numerous other Lloyd’s syndicates and managing agents, domestic and international insurers and government or government-sponsored insuring or reinsuring mechanisms. In recent years, there has been substantial consolidation and convergence among companies in the financial services industry, resulting in increased competition from large, well-capitalized financial services firms. Many of our competitors have greater financial, technical and operating resources than we do and may be able to offer a wider range of, or more sophisticated, commercial and personal line products. Some companies are seeking to protect new products with patents or other legal protections, which may create new legal exposures or limit our ability to develop competing products. In addition, competition in the U.S. and international property and casualty insurance markets has intensified over the past several years. This competition has had and may continue to have an adverse impact on our revenues and profitability.

A number of new, proposed or potential legislative or industry developments could further increase competition in our industry. These developments include:

•	the implementation of commercial lines deregulation in several states;
•	programs in which state-sponsored entities provide property insurance in catastrophe-prone areas or other alternative markets types of coverage;
•	changes in, or restrictions on, the way independent agents may be compensated by insurance companies;
•	increased competition from off-shore tax advantaged insurance companies; and
•

changing practices caused by the internet and the increased usage of real time comparative rating tools, which have led to greater competition in the insurance business in general, particularly on the basis of price.

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

A downgrade in one or more of our or any of our subsidiaries’ claims-paying ratings could negatively impact our business and competitive position, particularly in lines where customers require us to maintain minimum ratings. Additionally, a downgrade in one or more of our debt ratings could adversely impact our ability to access the capital markets and other sources of funds, increase the cost of current credit facilities, and/or adversely affect pricing of new debt sought in the capital markets in the future.

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

We may not be able to grow as quickly or as profitably as we intend, which is important to our current strategy.

Over the past several years, we have made and our current plans are to continue to make, significant investments in our Commercial and Personal Lines of business, and we have increased expenses and made acquisitions in order to, among other things, strengthen our product offerings and service capabilities, expand into new geographic areas, improve technology and our operating models, build expertise in our personnel, and expand our distribution capabilities, with the ultimate goal of achieving significant, sustained growth. The ability to achieve significant profitable premium growth in order to earn adequate returns on such investments and expenses, and to grow further without proportionate increases in expenses, is an important part of our current strategy. There can be no assurance that we will be successful at profitably growing our business, or that we will not alter our current strategy due to changes in our markets or an inability to successfully maintain acceptable margins on new business or for other reasons, in which case written and earned premium, segment income and net book value could be adversely affected.

An impairment in the carrying value of goodwill and intangible assets could negatively impact our consolidated results of operations and shareholders’ equity.

Upon an acquisition of a business, we record goodwill and intangible assets at fair value. Goodwill and intangible assets determined to have indefinite useful lives are not amortized, while other intangible assets are amortized over their estimated useful lives. Goodwill and intangible assets that are not amortized are reviewed for impairment at least annually. Evaluating the recoverability of such assets requires us to rely on estimates and assumptions related to return on equity, margin, growth rates, discount rates, and other data. There are inherent uncertainties related to these factors and significant judgment is required in applying these factors. Goodwill and intangible asset impairment charges can result from declines in operating results, divestitures or sustained market declines and other factors. As of December 31, 2012, goodwill and intangible assets represented 12.4% of shareholders’ equity. Although we believe these assets are recoverable, we cannot provide assurance that future market or business conditions would not result in the impairment of a portion of these assets. Impairment charges could materially affect our financial position and our financial results in the quarter or annual period in which they are recognized.

We could be subject to additional losses related to the sale of our Discontinued FAFLIC and variable life insurance and annuity businesses.

On January 2, 2009, we sold our remaining life insurance subsidiary, FAFLIC, to Commonwealth Annuity and Life Insurance Company, a subsidiary of Goldman Sachs. Coincident with the sale transaction, Hanover Insurance and FAFLIC entered into a reinsurance contract whereby Hanover Insurance assumed FAFLIC’s discontinued accident and health insurance business. Goldman Sachs previously purchased, in 2005, our variable life insurance and annuity business.

In connection with these transactions, we have agreed to indemnify Commonwealth Annuity and Goldman Sachs for certain contingent liabilities, including litigation and other regulatory matters. We have established a reserve related to these contractual indemnifications. Although we believe that this reserve is adequate, we cannot provide assurance that costs related to these indemnifications when they ultimately settle, will not exceed our current reserve.

We may incur financial losses related to our discontinued assumed accident and health reinsurance pools and arrangements.

We previously participated, through FAFLIC, in approximately 40 assumed accident and health reinsurance pools and arrangements. The business was retained in the sale of FAFLIC and assumed by Hanover Insurance through a reinsurance agreement. During 1999, we ceased writing new premiums in this business, subject to certain contractual obligations. The reinsurance pool business consisted primarily of the medical and disability portions of workers’ compensation risks, long-term care pools, assumed personal accident, individual medical, long-term disability and special risk business. We are currently monitoring and managing the run-off of our related participation in the 25 pools with remaining liabilities.

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

At December 31, 2012, we held approximately $8 billion of investment assets in categories such as fixed maturities, cash and short-term investments, equity securities, and other long-term investments. Our investments are primarily concentrated in the U.S. domestic market; however, we have exposure to international markets as well, with approximately 29% of our cash and investment assets invested in foreign markets. Our investment returns, and thus our profitability, surplus and shareholders’ equity, may be adversely affected from time to time by conditions affecting our specific investments and, more generally, by bond, stock, real estate and other market fluctuations and general economic, market and political conditions, including concerns regarding sub-prime and prime mortgages, as well as residential and commercial mortgage-backed or other debt securities, increasing concerns relating to the municipal bond markets and European sovereign debt, and developments that negatively impact our investment in real estate such as increased development costs. Our ability to make a profit on insurance products depends in part on the returns on investments supporting our obligations under these products, and the value of specific investments may fluctuate substantially depending on the foregoing conditions. We may use a variety of strategies to hedge our exposure to interest and currency rates and other market risks. However, hedging strategies are not always available and carry certain credit risks, and our hedging could be ineffective.

Debt securities comprise a material portion of our investment portfolio. The issuers of those securities, as well as borrowers under the loans we make, customers, trading counterparties, counterparties under swaps and other derivative contracts, banks which have commitments under our various borrowing arrangements, and reinsurers, may be affected by declining market conditions or credit weaknesses. These parties may default on their obligations to us due to lack of liquidity, downturns in the economy or real estate values, operational failure, bankruptcy or other reasons. Future increases in interest rates from current near-historic lows could result in increased defaults as borrowers are unable to pay the additional borrowing costs on variable rate securities or obtain refinancing. We cannot assure you that further impairment charges will not be necessary in the future. In addition, evaluation of available-for-sale securities for other-than-temporary impairment includes inherent uncertainty and subjective determinations. We cannot be certain that such impairments are adequate as of any stated date. Our ability to fulfill our debt and other obligations could be adversely affected by the default of third parties on their obligations owed to us.

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

In addition, our current borrowings from the FHLBB are secured by collateral. If the fair value of pledged collateral falls below specific levels, we would be required to pledge additional collateral or repay any outstanding FHLBB borrowings.

Market conditions also affect the value of assets under our employee pension plans, including our U.S. Cash Balance Plan and Chaucer pension plan. The expense or benefit related to our employee pension plans results from several factors, including changes in the market value of plan assets, interest rates, regulatory requirements or judicial interpretation of benefits. For the year ended December 31, 2012, we recognized net expenses of $11.0 million related to our employee pension plans. At December 31, 2012, our U.S. plan assets included approximately 84% of fixed maturities and 16% of equity securities and other assets. At December 31, 2012, our Chaucer pension plan assets included approximately 77% of equities, 14% of fixed maturities, and 9% of real estate funds. The Chaucer pension plan is approximately $26 million underfunded as of December 31, 2012. Declines in the market value of plan assets and interest rates from levels at December 31, 2012, among other factors, could impact our funding estimates and negatively affect our results of operations. At December 31, 2012, our net liabilities exceed assets by approximately $41 million and $15 million for our U.S. non-qualified and U.S. qualified pension plans, respectively. Shareholders’ equity was negatively impacted by a pre-tax adjustment of approximately $16 million primarily due to lower discount rates at December 31, 2012 that more than offset investment returns. Deterioration in market conditions and differences between our assumptions and actual occurrences, and behaviors, including judicial determinations of ultimate benefit obligations pursuant to the Durand case discussed elsewhere, or otherwise, could result in a need to fund more into the qualified plan to maintain an appropriate funding level.

We may experience unrealized losses on our investments, especially during a period of heightened volatility, which could have a material adverse effect on our results of operations or financial condition.

Our investment portfolio and shareholders’ equity can be and in the past have been significantly impacted by the changes in the market values of our securities. U.S. and global financial markets and economies remain uncertain. This could result in unrealized and realized losses in future periods, and adversely affect the liquidity of our investments, which could have a material adverse impact on our results of operations and our financial position. At December 31, 2012, our financial position is benefited by $439.5 million as a result of unrealized gains, largely driven by the low interest rate environment. Information with respect to interest rate sensitivity is included in “Quantitative and Qualitative Disclosures” in Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K. Valuation of financial instruments (i.e. Level 1, 2, or 3) include methodologies, estimates, assumptions and judgments that are subject to different interpretations and could result in changes to investment valuations or the ability to receive such valuations on sale.

If, following such declines, we are unable to hold our investment assets until they recover in value or if such asset value never recovers, we would incur other-than-temporary impairments which would be recognized as realized losses in our results of operations, reduce net income and earnings per share and adversely affect our liquidity. Temporary declines in market value are recorded as unrealized losses, which do not affect net income and earnings per share, but reduce other comprehensive income, which is reflected on our Consolidated Balance Sheets. We cannot provide assurance that we will not have additional other-than-temporary impairments and/or unrealized investment losses in the future. Likewise, there can be no assurance that our investment portfolio will retain the net unrealized gains reflected on the balance sheet as of December 31, 2012, since such gains are dependent on prevailing interest rates, credit ratings and creditworthiness and general economic and other factors.

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

We are exposed to significant capital markets risk related to changes in interest rates, credit spreads, equity prices and foreign currency exchange rates. If significant, declines in equity prices, changes in interest rates, changes in credit spreads and the strengthening or weakening of foreign currencies against the U.S. dollar could have a material adverse effect on our results, financial position or cash flows. Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. Our investment portfolio contains interest rate sensitive instruments, such as fixed income securities, which may be adversely affected by changes in interest rates from governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. A rise in interest rates would reduce the fair value of our investment portfolio, but provide the opportunity to earn higher rates of return on funds reinvested. A further decline in interest rates, on the other hand, would increase the fair value of our investment portfolio, but we would earn lower rates of return on reinvested assets. We may be forced to liquidate investments prior to maturity at a loss in order to cover liabilities and such liquidation could be accelerated in the event of significant loss events, such as catastrophes. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to mitigate the interest rate risk of our assets relative to our liabilities.

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

Inflationary pressures may negatively impact expenses, reserves and the value of investments.

Inflationary pressures in the geographies in which we operate may negatively impact reserves and the value of investments. In particular, inflationary pressures in the U.S. with respect to medical and health care, automobile repair and construction costs, all of which are significant components of our indemnity liabilities under policies we issue to our customers, and which could also impact the adequacy of reserves we have set aside for prior accident years, may have a negative effect on our results of operations. Inflationary pressures also cause or contribute to, or are the result of, increases in interest rates, which would reduce the fair value of our investment portfolio.

Our operations may be adversely impacted by foreign currency fluctuations.

Our reporting currency is the U.S. dollar. The functional currencies of our Chaucer segment are the U.S. dollar, U.K. pound sterling and the Canadian dollar. Exchange rate fluctuations relative to the functional currencies may materially impact our financial position. Further, our Chaucer segment maintains assets and liabilities in currencies different than its functional currency, which exposes us to changes in currency exchange rates. In addition, locally required capital levels are invested in local currencies in order to satisfy regulatory requirements and to support local insurance operations regardless of currency fluctuations. We attempt to manage our foreign currency exposure through matching of assets and liabilities, as well as through the use of derivatives. Despite our mitigation efforts, exposure to foreign exchange loss could have a material adverse effect on our reported earnings and book value.

We are a holding company and rely on our insurance company subsidiaries for cash flow; we may not be able to receive dividends from our subsidiaries in needed amounts and may be required to provide capital to support their operations.

We are a holding company for a diversified group of insurance companies and our principal assets are the shares of capital stock of these subsidiaries. Our ability to make required debt service payments, as well as our ability to pay operating expenses and pay dividends to shareholders depends upon the receipt of sufficient funds from our subsidiaries. The payment of dividends by our insurance company subsidiaries is subject to regulatory restrictions and will depend on the surplus and future earnings of these subsidiaries, as well as these regulatory restrictions. We are required to notify insurance regulators prior to paying any dividends from our U.S. insurance subsidiaries and pre-approval is required with respect to “extraordinary dividends”, and distributions from Chaucer are subject to various requirements imposed by Lloyd’s and the FSA (or its successor regulator).

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

We monitor our capital adequacy on a regular basis. Our future capital and liquidity requirements depend on many factors, including our premiums written, loss reserves and claim payments, investment portfolio composition and risk exposures, the availability of letters and lines of credit, as well as regulatory and rating agency capital requirements. In addition, our capital strength can affect our ratings, and therefore is important to our ability to underwrite. The quality of our claims paying and financial strength ratings are evaluated by independent rating agencies. Such ratings affect our ability to write quality business, our borrowing expenses and our ability to raise capital.

Our Chaucer business is required to satisfy Lloyd’s minimum capital standards. We satisfy Lloyd’s “member deposit funds” requirement (referred to as Funds at Lloyd’s or “FAL”), in part, through a standby letter of credit. If the letters of credit were drawn, we would expect to use a syndicated credit facility to pay such obligation, which would increase our debt borrowings. If the syndicated credit facility was not available to repay this letter of credit facility, we would need to obtain capital elsewhere, and face the risk that alternative financing, such as through cash or other borrowings, would not be available at acceptable terms, if at all. In addition, no assurance can be given as to how much business Lloyd’s will permit Chaucer to underwrite in any single year nor as to the viability and cost of the capital structure we may use as a substitute for the external capital and reinsurance currently used by Chaucer.

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

Our systems, like others in the financial services industry, are potentially vulnerable to cyber security risks and we are subject to potential disruption caused by such activities. Large corporations such as ours are subject to near daily attacks on their systems. Such attacks may have various goals, from seeking confidential information to causing operational disruption. Although to date such activities have not resulted in material disruptions to our operations or, to our knowledge, breach of any security or confidential information, no assurance can be provided that such disruptions or breach will not occur in the future.

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

We own our headquarters, located at 440 Lincoln Street, Worcester, Massachusetts, with approximately 919,000 square feet.

We also own office space located at 645 W. Grand River, Howell, Michigan, with approximately 108,000 square feet, a three-building complex located at 808 North Highlander Way, Howell, Michigan, with approximately 176,000 square feet, where various business operations are conducted, and office space located at Thanet Way, Whitstable, United Kingdom, with approximately 40,000 square feet, where we operate our U.K. motor line of business.

We lease office space located at 30 Fenchurch Street, London, United Kingdom. We also lease offices throughout the United States and in select locations worldwide for branch sales, underwriting and claims processing functions, and the operations of acquired subsidiaries.

We believe that our facilities are adequate for our present needs in all material respects. Certain of our properties have been leased to unrelated third parties or are available for lease.

ITEM 3 —	LEGAL PROCEEDINGS

Reference is made to the litigation matter captioned “Durand Litigation” under “Commitments and Contingencies – Legal Proceedings” in the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K.

ITEM 4 —	MINE SAFTEY DISCLOSURES

Not applicable.

ITEM 5 —	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK AND STOCKHOLDER OWNERSHIP

Our common stock is traded on the New York Stock Exchange under the symbol “THG”. On February 20, 2013, we had approximately 23,059 shareholders of record and 44,645,707 shares outstanding. On the same date, the trading price of our common stock was $42.19 per share.

COMMON STOCK PRICES

	High(1)	Low(1)

2012
First Quarter	$41.52	$34.27
Second Quarter	$41.04	$37.17
Third Quarter	$39.69	$33.99
Fourth Quarter	$39.51	$34.58

2011
First Quarter	$48.82	$45.08
Second Quarter	$46.15	$36.18
Third Quarter	$37.97	$31.22
Fourth Quarter	$39.23	$33.26

(1)	Common stock prices were obtained from a third party service provider.

DIVIDENDS

The Board of Directors declared dividends in 2012 and 2011 as follows:

PER SHARE AMOUNT	2012	2011
First Quarter	$0.30	$0.275
Second Quarter	$0.30	$0.275
Third Quarter	$0.30	$0.275
Fourth Quarter	$0.33	$0.300

We currently expect that comparable cash dividends will be paid in the future; however, the payment of future dividends on our common stock will be determined by the Board of Directors from time to time based upon cash available at our holding company, our results of operations and financial condition and such other factors as the Board of Directors considers relevant.

Dividends to shareholders may be funded from dividends paid to us from our subsidiaries. Dividends from insurance subsidiaries are subject to restrictions imposed by state insurance laws and regulations and for our foreign subsidiaries, to restrictions imposed by the FSA (or its successor regulator) and Lloyd’s. See “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 12 – “Dividend Restrictions” in the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K.

ISSUER PURCHASES OF EQUITY SECURITIES

The Board of Directors has authorized a stock repurchase program which provides for aggregate repurchases of up to $500 million. Under the repurchase authorizations, we may repurchase our common stock from time to time, in amounts and prices and at such times as deemed appropriate, subject to market conditions and other considerations. Our repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. Total repurchases under this program as of December 31, 2012 were 9.1 million shares at a cost of $384.8 million.

Shares purchased in the fourth quarter of 2012 are as follows:

PERIOD	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
October 1 – 31, 2012	847	$38.60	—	$115,200,000
November 1 – 30, 2012	242	34.88	—	115,200,000
December 1 – 31, 2012	4,584	38.28	—	115,200,000
Total	5,673	$38.18	—	$115,200,000

The total number of shares purchased reflects shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards.

PART II

ITEM 6 —	SELECTED FINANCIAL DATA

Five Year Summary Of Selected Financial Highlights(1)

FOR THE YEARS ENDED DECEMBER 31	2012	2011	2010	2009	2008
(in millions, except per share data)
Statements of Income

Revenues
Premiums	$4,239.1	$3,598.6	$2,841.0	$2,546.4	$2,484.9
Net investment income	276.6	258.2	247.2	252.1	258.7
Net realized investment gains (losses)	23.6	28.1	29.7	1.4	(97.8)
Fees and other income	51.4	46.7	34.3	34.2	34.6
Total revenues	4,590.7	3,931.6	3,152.2	2,834.1	2,680.4

Losses and Expenses
Losses and loss adjustment expenses	2,974.4	2,550.8	1,856.3	1,639.2	1,626.2
Policy acquisition expenses	938.1	778.9	600.8	524.3	499.9
Net loss (gain) from retirement of debt	5.1	2.3	2.0	(34.5)	—
Other operating expenses	644.4	578.0	487.5	439.8	387.4
Total losses and expenses	4,562.0	3,910.0	2,946.6	2,568.8	2,513.5
Income before income taxes	28.7	21.6	205.6	265.3	166.9
Income tax expense (benefit)	(17.4)	(9.9)	56.0	81.2	80.8
Income from continuing operations	46.1	31.5	149.6	184.1	86.1
Discontinued operations (net of taxes):
Gain (loss) from discontinued FAFLIC business	(0.1)	2.9	0.5	7.1	(84.8)
Other discontinued operations	9.9	2.3	1.1	2.3	20.9
Income (loss) from discontinued operations	9.8	5.2	1.6	9.4	(63.9)
Net income	$55.9	$36.7	$151.2	$193.5	$22.2
Net income per common share (diluted)	$1.23	$0.80	$3.27	$3.79	$0.43
Dividends declared per common share	$1.23	$1.13	$1.00	$0.75	$0.45

Balance Sheets (at December 31)
Total assets	$13,484.9	$12,598.6	$8,546.8	$8,023.2	$9,214.4
Debt	849.4	911.1	605.9	433.9	531.4
Total liabilities	10,889.5	10,114.6	6,109.4	5,684.1	7,343.0
Shareholders’ equity	2,595.4	2,484.0	2,437.4	2,339.1	1,871.4

(1)	Includes results of Chaucer Holdings plc since the July 1, 2011 acquisition date.

ITEM 7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist readers in understanding the consolidated results of operations and financial condition of The Hanover Insurance Group, Inc. and subsidiaries (“THG”). Consolidated results of operations and financial condition are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). This discussion should be read in conjunction with the Consolidated Financial Statements and related footnotes included elsewhere herein.

Results of operations include the accounts of The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America (“Citizens”), our principal U.S. domiciled property and casualty companies; Chaucer Holdings plc (“Chaucer”), and certain other insurance and non-insurance subsidiaries. Effective July 1, 2011, we acquired Chaucer, a specialist insurance underwriting group which operates through the Society and Corporation of Lloyd’s (“Lloyds”) and is domiciled in the United Kingdom (“U.K.”). Results of operations include Chaucer’s results in periods subsequent to July 1, 2011. Accordingly, our results for the year ended December 31, 2010 do not include any results from Chaucer and our results for the year ended December 31, 2011 include Chaucer’s results for only the period from July 1, 2011 through December 31, 2011. Results of operations for the year ended December 31, 2012 include results from all of our business segments. Additionally, results of operations include our discontinued operations, consisting primarily of our former life insurance businesses, accident and health business and third party administration business.

EXECUTIVE OVERVIEW

Business operations consist of four operating segments: Commercial Lines, Personal Lines, Chaucer and Other Property and Casualty.

Segment income excluding income taxes and interest was $75.1 million in 2012 compared to $71.8 million in 2011. The increase in our pre-tax segment income in 2012 was primarily due to a $103.9 million increase in Chaucer segment income, reflecting a full year of results from operations for Chaucer compared to only six months of results in 2011, and to lower loss activity in most Chaucer product classes. The increase from our Chaucer segment was partially offset by a $96.6 million decrease in Commercial Lines segment income, which was primarily due to unfavorable development on prior years’ loss and loss adjustment expense (“LAE”) reserves and from increased catastrophe losses in 2012, primarily as a result of Superstorm Sandy. For all segments combined, pre-tax catastrophe losses, although relatively flat year over year, were at elevated levels, with catastrophe losses of $369.9 million during 2012, compared to $361.6 million for 2011. Catastrophe losses in 2012 were primarily the result of $198.1 million of pre-tax losses related to Superstorm Sandy during the fourth quarter, and from several tornadoes during the first six months of the year. Our 2011 catastrophe losses resulted principally from winter storms, tornado, hail and windstorm activity in the first half of the year, and from Hurricane Irene and floods in Thailand and Denmark during the second half of the year. During 2012, $72.6 million of favorable development related to our Chaucer segment was partially offset by $56.8 million of unfavorable development related to our domestic operations. During 2011, $67.8 million of favorable development was related to our domestic operations and $35.5 million related to our Chaucer segment.

In several recent years, weather-related catastrophe and non-catastrophe losses have been in excess of longer term averages. Pricing in our Commercial and Personal Lines continues to improve as the industry responds to these increased weather-related losses, as well as to the earnings impact of reduced investment income as a result of low interest rates, and other factors. We are continuing efforts to improve our underwriting results in both our Commercial and Personal Lines, including through rate increases and improvements to our mix of business.

Commercial Lines

We believe our unique approach to the small commercial market, distinctiveness in the middle market, and continued development of specialty lines provides us with a diversified portfolio of products and delivers significant value to agents and policyholders. The small commercial and middle market businesses are expected to contribute to premium growth in Commercial Lines over the next several years as we continue to pursue our core strategy of developing strong partnerships with agents, distinctive products, franchise value through limited distribution, and industry segmentation. Growth in our specialty lines continues to be an important part of our strategy, with the expansion of our product offerings in these lines supported by several acquisitions of specialized business.

We believe these efforts have driven, and will continue to drive, improvement in our overall mix of business and ultimately our underwriting profitability. Commercial Lines net written premium grew by 11.7% in 2012, driven by both our core commercial businesses and specialty businesses. This growth is primarily due to rate increases, strong retention and targeted new business expansion. Losses and LAE expenses were higher in 2012 as compared to the prior year, primarily due to unfavorable development on prior years’ loss reserves and increased catastrophe losses related to Superstorm Sandy. Unfavorable development of prior years’ loss reserves during 2012 was $29.0 million compared to favorable development of $34.7 million during 2011. Notwithstanding the increase in losses and LAE, there was a modest increase in current accident year underwriting profit primarily due to the growth in earned premium and changes to our mix of business.

The competitive nature of the Commercial Lines market requires us to be highly disciplined in our underwriting process to ensure that we write business at acceptable margins. Also, we continue to seek rate increases across our lines of business. Rate actions in our commercial automobile and workers’ compensation lines, and our property coverages in our commercial multiple peril line have been supported by industry wide loss trends and severity. In our surety business, we continue to shift the business mix toward commercial surety from contract surety, and to enhance the underwriting tools and standards that we employ.

Personal Lines

In our Personal Lines business, we focus on partnering with high quality, value-added agencies that deliver consultative selling and stress the importance of account rounding (the conversion of single policy customers to accounts with multiple policies and additional coverages). Approximately 70% of our policies in force are account business. We are focused on making investments that help maintain profitability, build a distinctive position in the market, help diversify us geographically from our historical core states of Michigan, Massachusetts, New York and New Jersey, and provide us with profitable growth opportunities.

Written premium in Personal Lines increased slightly during 2012. Underwriting results improved modestly in 2012, as compared to 2011, primarily due to decreased catastrophe and non-catastrophe weather-related losses, partially offset by unfavorable development on prior years’ loss reserves. Unfavorable development on prior years’ loss reserves during 2012 was $26.5 million, compared to favorable development of $33.0 million during 2011. Similar to our strategy in Commercial Lines, we continue to seek additional rate increases, subject to regulatory considerations, in our personal automobile line, particularly as a result of recent trends of higher loss severity in bodily injury and personal injury protection claims and homeowners lines as a result of the catastrophe and non-catastrophe weather-related losses that the industry experienced in recent years.

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

In 2012, our Chaucer segment net written premiums were $990.5 million and net earned premiums were $966.8 million. We benefited from rate increases for several lines, particularly property, energy and marine, following recent high levels of insured market losses. Overall, 2012 underwriting results were favorable, generating $20.9 million of underwriting income, excluding prior years’ favorable loss reserve development, benefitting from lower loss activity in most lines and a relatively low level of man-made and natural catastrophe losses.

After an encouraging year in our international insurance business, we expect moderating rate increases in 2013, with emerging underwriting opportunities limited to those marine and property markets most affected by Superstorm Sandy. U.K. motor rates decreased in 2012 and we expect this trend to continue in 2013 following significant increases in 2010 and 2011. There can be no assurance that we will be able to maintain or increase our rates in light of economic and regulatory conditions in our markets.

The focus of our capital and underwriting capabilities remains in those areas where we expect rates to be more favorable, in particular, for catastrophe-exposed marine and energy risks, with emphasis away from business where rates are currently under pressure, notably casualty and aviation.

DESCRIPTION OF OPERATING SEGMENTS

Primary business operations include insurance products and services currently provided through four operating segments. These operating segments are Commercial Lines, Personal Lines, Chaucer and Other Property and Casualty. Commercial Lines includes commercial multiple peril, commercial automobile, workers’ compensation and other commercial coverages, such as specialty program business, inland marine, management and professional liability and surety. Personal Lines includes personal automobile, homeowners and other personal coverages. Chaucer includes marine and aviation, energy, property, U.K. motor, and casualty and other coverages (which includes interna-

tional liability, specialist coverages, and syndicate participations). The Other Property and Casualty segment consists of Opus Investment Management, Inc., which markets investment management services to institutions, pension funds and other organizations; earnings on holding company assets; and, a voluntary pools business which is in run-off. We present the separate financial information of each segment consistent with the manner in which our chief operating decision maker evaluates results in deciding how to allocate resources and in assessing performance.

We report interest expense related to our debt separately from the earnings of our operating segments. This consists of interest on our senior debentures, junior debentures, subordinated notes, collateralized borrowings with the Federal Home Loan Bank of Boston (“FHLBB”), and letter of credit facility.

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

Catastrophe losses and prior years’ reserve development are significant components in understanding and assessing the financial performance of our business. Management reviews and evaluates catastrophes and prior years’ reserve development separately from the other components of earnings. Catastrophes and prior years’ reserve development are not predictable as to timing or the amount that will affect the results of our operations and have affected our results in the past few years. Management believes that providing certain financial metrics and trends excluding the effects of catastrophes and prior years’ reserve development helps investors to understand the variability in periodic earnings and to evaluate the underlying performance of our operations.

2012 COMPARED TO 2011

Consolidated net income was $55.9 million in 2012, compared to $36.7 million in 2011. The $19.2 million increase is primarily due to income from our Chaucer segment and lower costs in 2012 related to the Chaucer acquisition. Additionally, we recognized a $10.8 million gain from the sale of our third party administrator, Citizens Management, Inc. (“CMI”), which was completed on April 30, 2012 (see also “Discontinued Operations”). These increases were partially offset by a decrease in segment results in our domestic operations.

2011 COMPARED TO 2010

Consolidated net income was $36.7 million in 2011, compared to $151.2 million in 2010. The $114.5 million decrease is primarily driven by a decrease in segment results in our domestic operations, partially offset by income from our Chaucer segment. Additionally, in the year ended December 31, 2011, advisory, legal, and accounting costs associated with the acquisition of Chaucer and other acquisition expenses totaled $16.4 million. We also recorded an $11.3 million loss in connection with a foreign exchange contract entered into in connection with the acquisition of Chaucer, which was partially offset by net foreign exchange gains of $6.7 million.

The following table reflects segment income and a reconciliation of total segment income to consolidated net income.

FOR THE YEARS ENDED DECEMBER 31	2012	2011	2010
(in millions)
Segment income (loss) before income taxes:
Commercial Lines	$(80.3)	$16.3	$106.4
Personal Lines	25.5	23.1	112.3
Chaucer	136.8	32.9	—
Other Property and Casualty	(6.9)	(0.5)	3.5
Total	75.1	71.8	222.2
Interest expense on debt	(61.9)	(55.0)	(44.3)
Total segment income before income taxes	13.2	16.8	177.9
Income tax benefit (expense) on segment income	1.9	(2.6)	(59.3)
Net realized investment gains	23.6	28.1	29.7
Net loss from retirement of debt	(5.1)	(2.3)	(2.0)
Net costs related to acquired businesses	(2.6)	(16.4)	—
Loss on derivative instruments	—	(11.3)	—
Net foreign exchange gains (losses)	(0.4)	6.7	—
Income tax benefit on non-segment items	15.5	12.5	3.3
Income from continuing operations, net of taxes	46.1	31.5	149.6
Net gain from discontinued operations, net of taxes	9.8	5.2	1.6
Net income	$55.9	$36.7	$151.2

SEGMENT RESULTS

The following is our discussion and analysis of the results of operations by business segment. The segment results are presented before interest expense, taxes and other items which management believes are not indicative of our core operations, including realized gains and losses.

The following table summarizes the results of operations for the periods indicated:

FOR THE YEARS ENDED DECEMBER 31	2012	2011	2010
(in millions)
Segment revenues
Net premiums written	$4,368.4	$3,593.4	$3,048.0
Net premiums earned	4,239.1	3,598.6	2,841.0
Net investment income	276.3	258.2	247.2
Other income	58.2	51.9	38.9
Total segment revenues	4,573.6	3,908.7	3,127.1
Losses and operating expenses
Losses and LAE	2,974.4	2,550.8	1,856.3
Policy acquisition expenses	938.1	778.9	600.8
Other operating expenses	586.0	507.2	447.8
Total losses and operating expenses	4,498.5	3,836.9	2,904.9
Segment income before interest expense and income taxes	$75.1	$71.8	$222.2

2012 Compared to 2011

Segment income was $75.1 million for the year ended December 31, 2012, compared to $71.8 million for the year ended December 31, 2011, an increase in earnings of $3.3 million. This increase is primarily due to a $103.9 million increase in Chaucer segment income, reflecting a full year of earnings for Chaucer compared to only six months in 2011 and lower loss activity in most Chaucer product classes, partially offset by a $96.6 million decrease in Commercial Lines earnings. The Commercial Lines earnings decrease was primarily due to unfavorable development on prior years’ loss and loss adjustment expense (“LAE”) reserves (“prior years’ loss reserves”) and increased catastrophe losses.

Our consolidated catastrophe related activity for the year ended December 31, 2012 was $369.9 million, compared to $361.6 million for the year ended December 31, 2011, an increase of $8.3 million. Both our 2012 and 2011 results reflected significantly elevated levels of catastrophe losses compared to our historical averages. Catastrophe losses in 2012 were primarily the result of $198.1 million of pre-tax losses related to Superstorm Sandy during the fourth quarter, and from several tornadoes during the first six months of the year. Our 2011 catastrophe losses resulted principally from winter storms, tornado, hail and windstorm activity in the first half of the year, and from Hurricane Irene and floods in Thailand and Denmark during the second half of the year.

Favorable development on prior years’ loss reserves was $15.8 million for the year ended December 31, 2012, compared to $103.3 million for the year ended December 31, 2011, a decrease of $87.5 million. For 2012, $72.6 million of favorable development related to our Chaucer segment was partially offset by $56.8 million of unfavorable development related to our domestic operations. For the year ended December 31, 2011, $67.8 million of favorable development was related to our domestic operations and $35.5 million was related to our Chaucer segment.

Net premiums written grew by $775.0 million for the year ended December 31, 2012, compared to the year ended December 31, 2011, and net premiums earned grew by $640.5 million, in each case primarily as a result of including a full year of Chaucer’s net premiums in 2012 compared to only six months in 2011. Chaucer accounted for $561.7 million of the net premiums written increase and $460.5 million of the net premiums earned increase. The balance of the growth is primarily attributable to Commercial Lines, resulting from rate increases, strong retention and targeted new business expansion.

2011 Compared to 2010

Segment income was $71.8 million for the year ended December 31, 2011, compared to $222.2 million for the year ended December 31, 2010, a decrease of $150.4 million. Chaucer’s results in the second half of 2011 following its acquisition accounted for $32.9 million of segment income for the year ended December 31, 2011. Catastrophe related losses for our Commercial and Personal Lines businesses were $312.1 million for the year ended December 31, 2011, compared to $160.3 million for the same period in 2010, an increase of $151.8 million. Excluding the impact of catastrophes, earnings for our Commercial and Personal Lines businesses would have decreased by $31.5 million. This decrease was primarily due to higher non-catastrophe weather-related losses and LAE and lower favorable development on prior years’ loss and LAE reserves, partially offset by growth in earned premium and the resulting positive effect on our expense ratio and what we believe is an underlying improvement in our mix of business. Favorable development on prior years’ loss and LAE reserves for the year ended December 31, 2011 was $67.8 million compared to $111.1 million in the prior year, a decrease of $43.3 million.

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

PRODUCTION AND UNDERWRITING RESULTS

The following table summarizes net premiums written and loss, LAE, expense and combined ratios for the Commercial Lines, Personal Lines and Chaucer segments. Results for Chaucer Holdings plc include activity since the July 1, 2011 acquisition date. Loss and LAE, catastrophe loss and combined ratios include prior year reserve development. These items are not meaningful for our Other Property and Casualty segment.

	FOR THE YEAR ENDED DECEMBER 31, 2012
(dollars in millions)	Gross Written Premium	Net Written Premium	Net Earned Premium	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$2,182.4	$1,902.0	$1,811.5	10.7	74.5	37.7	112.2
Personal Lines	1,611.7	1,475.6	1,459.9	9.2	76.5	27.3	103.8
Chaucer	1,409.8	990.5	966.8	4.3	52.4	37.9	90.3
Total	$5,203.9	$4,368.1	$4,238.2	8.7	70.2	34.2	104.4

	FOR THE YEAR ENDED DECEMBER 31, 2011
(dollars in millions)	Gross Written Premium	Net Written Premium	Net Earned Premium	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$1,938.0	$1,703.1	$1,641.7	9.0	68.2	39.0	107.2
Personal Lines	1,561.3	1,461.2	1,450.5	11.3	77.1	27.1	104.2
Chaucer	559.6	428.8	506.3	9.8	61.9	35.7	97.6
Total	$4,058.9	$3,593.1	$3,598.5	10.0	70.8	33.9	104.7

	FOR THE YEAR ENDED DECEMBER 31, 2010
(dollars in millions)	Gross Written Premium	Net Written Premium	Net Earned Premium	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$1,798.5	$1,584.8	$1,373.4	4.5	59.1	42.5	101.6
Personal Lines	1,559.8	1,462.9	1,467.3	6.7	71.3	27.8	99.1
Total	$3,358.3	$3,047.7	$2,840.7	5.6	65.3	35.0	100.3

The following table summarizes net premiums written, and loss and LAE and catastrophe loss ratios by line of business for the Commercial Lines and Personal Lines segments. Loss and LAE and catastrophe loss ratios include prior year reserve development.

	FOR THE YEAR ENDED DECEMBER 31, 2012
(dollars in millions)	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios
Commercial Lines:
Commercial multiple peril	$612.9	72.9	19.2
Commercial automobile	276.5	79.0	3.7
Workers’ compensation	201.4	69.9	—
Other commercial	811.2	75.2	9.3
Total Commercial Lines	1,902.0	74.5	10.7
Personal Lines:
Personal automobile	922.7	79.6	2.3
Homeowners	510.2	73.3	21.8
Other personal	42.7	48.4	7.7
Total Personal Lines	1,475.6	76.5	9.2
Total	$3,377.6	75.4	10.0

	FOR THE YEAR ENDED DECEMBER 31, 2011
(dollars in millions)	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios
Commercial Lines:
Commercial multiple peril	$569.5	74.6	19.3
Commercial automobile	248.9	65.1	1.0
Workers’ compensation	174.5	65.9	—
Other commercial	710.2	64.4	5.7
Total Commercial Lines	1,703.1	68.2	9.0
Personal Lines:
Personal automobile	910.5	72.5	1.3
Homeowners	507.2	88.1	30.0
Other personal	43.5	50.2	7.9
Total Personal Lines	1,461.2	77.1	11.3
Total	$3,164.3	72.4	10.1
	FOR THE YEAR ENDED DECEMBER 31, 2010
(dollars in millions)	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios
Commercial Lines:
Commercial multiple peril	$559.8	61.9	9.7
Commercial automobile	246.1	59.0	0.3
Workers’ compensation	161.3	60.6	—
Other commercial	617.6	56.2	2.9
Total Commercial Lines	1,584.8	59.1	4.5
Personal Lines:
Personal automobile	935.1	72.1	1.0
Homeowners	485.5	72.3	18.4
Other personal	42.3	42.3	3.3
Total Personal Lines	1,462.9	71.3	6.7
Total	$3,047.7	65.3	5.6

The following table summarizes premiums written on a gross and net basis and net premiums earned by line of business for the Chaucer segment.

	FOR THE YEAR ENDED DECEMBER 31, 2012
(in millions)	Gross Written Premium	Net Written Premium	Net Earned Premium
Chaucer:
Marine and aviation	$338.9	$234.3	$227.2
U.K. motor	311.6	259.8	247.0
Energy	303.8	195.1	181.8
Property	248.6	161.3	180.9
Casualty and other	206.9	140.0	129.9
Total Chaucer	$1,409.8	$990.5	$966.8

	FOR THE PERIOD JULY 1, 2011 (DATE OF ACQUISITION) TO DECEMBER 31, 2011
(in millions)	Gross Written Premium	Net Written Premium	Net Earned Premium
Chaucer:
Marine and aviation	$140.0	$107.4	$119.0
U.K. motor	139.8	121.8	124.4
Energy	97.2	66.7	82.6
Property	94.8	72.8	121.7
Casualty and other	87.8	60.1	58.6
Total Chaucer	$559.6	$428.8	$506.3

The following table summarizes GAAP underwriting results for the Commercial Lines, Personal Lines, Chaucer and Other Property and Casualty segments and reconciles it to segment income. December 2011 results for Chaucer reflect the period from July 1, 2011 to December 31, 2011.

	FOR THE YEAR ENDED DECEMBER 31, 2012
(in millions)	Commercial Lines	Personal Lines	Chaucer	Other Property and Casualty	Total
GAAP underwriting profit (loss), excluding prior year reserve development and catastrophes	$(1.8)	$94.0	$62.6	$(2.2)	$152.6
Prior year favorable loss and LAE reserve development	(29.0)	(26.5)	72.6	(1.3)	15.8
Pre-tax catastrophe effect	(193.4)	(134.8)	(41.7)	—	(369.9)
GAAP underwriting profit (loss)	(224.2)	(67.3)	93.5	(3.5)	(201.5)
Net investment income	142.4	86.5	40.2	7.2	276.3
Fees and other income	12.3	13.6	23.0	9.3	58.2
Other operating expenses	(10.8)	(7.3)	(19.9)	(19.9)	(57.9)
Segment income (loss) before income taxes	$(80.3)	$25.5	$136.8	$(6.9)	$75.1

	FOR THE YEAR ENDED DECEMBER 31, 2011
(in millions)	Commercial Lines	Personal Lines	Chaucer	Other Property and Casualty	Total
GAAP underwriting profit (loss), excluding prior year reserve development and catastrophes	$(9.3)	$58.1	$25.9	$(0.4)	$74.3
Prior year favorable loss and LAE reserve development	34.7	33.0	35.5	0.1	103.3
Pre-tax catastrophe effect	(148.4)	(163.7)	(49.5)	—	(361.6)
GAAP underwriting profit (loss)	(123.0)	(72.6)	11.9	(0.3)	(184.0)
Net investment income	136.5	92.1	16.9	12.7	258.2
Fees and other income	20.7	13.3	10.9	7.0	51.9
Other operating expenses	(17.9)	(9.7)	(6.8)	(19.9)	(54.3)
Segment income (loss) before income taxes	$16.3	$23.1	$32.9	$(0.5)	$71.8

	FOR THE YEAR ENDED DECEMBER 31, 2010
(in millions)	Commercial Lines	Personal Lines	Other Property and Casualty	Total
GAAP underwriting profit (loss), excluding prior year reserve development and catastrophes	$(25.3)	$50.8	$—	$25.5
Prior year favorable loss and LAE reserve development	61.5	48.8	0.8	111.1
Pre-tax catastrophe effect	(61.6)	(98.7)	—	(160.3)
GAAP underwriting profit (loss)	(25.4)	0.9	0.8	(23.7)
Net investment income	129.9	102.9	14.4	247.2
Fees and other income	19.0	13.6	6.3	38.9
Other operating expenses	(17.1)	(5.1)	(18.0)	(40.2)
Segment income before income taxes	$106.4	$112.3	$3.5	$222.2

2012 Compared to 2011

Commercial Lines

Commercial Lines net premiums written was $1,902.0 million in the year ended December 31, 2012, compared to $1,703.1 million in the year ended December 31, 2011. This $198.9 million increase was primarily driven by rate increases, strong retention, and targeted new business expansion, including growth in the AIX program business, which grew by approximately $69 million. These factors were partially offset by the effects of exposure management actions and business mix improvement initiatives.

Commercial Lines underwriting loss for the year ended December 31, 2012 was $224.2 million, compared to $123.0 million for the year ended December 31, 2011, or $101.2 million of increased losses. This was primarily due to unfavorable development on prior years’ loss reserves and increased catastrophe related activity. Unfavorable development on prior years’ loss reserves for the year ended December 31, 2012 was $29.0 million, compared to favorable development of $34.7 million for the year ended December 31, 2011, a change of $63.7 million. Included in these amounts are $26.5 million and $9.2 million, respectively, of unfavorable development in our surety line in 2012 and 2011. Catastrophe related activity for the year ended December 31, 2012 was $193.4 million, compared to $148.4 million for the year ended December 31, 2011, an increase of $45.0 million. The impact of Superstorm Sandy was $124.8 million for the year ended December 31, 2012.

Commercial Lines current accident year underwriting loss, excluding catastrophes, was $1.8 million for the year ended December 31, 2012, compared to $9.3 million for the year ended December 31, 2011. This $7.5 million improvement was primarily due to growth in earned premium and the resulting positive effect on our expense ratio, partially offset by higher current accident year losses. There were higher non-catastrophe losses in our commercial automobile lines, including automobile coverages in our AIX program business, partially offset by lower non-catastrophe losses in our commercial multiple peril and inland marine lines.

Pricing in Commercial Lines continues to improve. We believe that industry pricing is increasing due to recent weather-related losses, as well as to reduced investment income as a result of low interest rates, and other factors. We are continuing efforts to improve our underwriting results, including through increased rates; however, our ability to increase Commercial Lines net premiums written while maintaining or improving underwriting results may be affected by price competition and the current challenging economic environment. We also expect to continue our efforts to reduce our property exposures in certain geographic areas and classes of business, with a goal of improving our longer-term profitability and reducing earnings volatility. Also, in recent years, weather-related catastrophe and non-catastrophe losses have been in excess of longer term averages. We monitor these trends and consider them in our rate actions.

Personal Lines

Personal Lines net premiums written was $1,475.6 million in the year ended December 31, 2012, compared to $1,461.2 million in the year ended December 31, 2011, an increase of $14.4 million. The factors contributing to this modest increase were higher rates in both our homeowners and personal automobile lines. These increases were partially offset by our continued property-focused exposure management actions. Our actions to reduce homeowners policy exposures, including increases in rate, have resulted in an increase in policy attrition.

Net premiums written in the personal automobile line of business for the year ended December 31, 2012 were $922.7 million comparable to $910.5 million for the year ended December 31, 2011. Growth in premiums resulting primarily from rate increases were partially offset by a decline in policies in force of 2.2%, primarily as a result of fewer policies in force in Michigan, Florida, New York, Connecticut and Oklahoma. Net premiums written in the homeowners line of business increased 0.6%, resulting primarily from rate increases, partially offset by a 3.7% decline in policies in force primarily attributable to fewer policies in force in Michigan, New York and New Jersey. These declines in both our personal automobile and homeowners lines are attributed to more selective portfolio management, including attrition resulting from rate increases we have implemented despite the competitive pricing environment.

Personal Lines underwriting loss for the year ended December 31, 2012 was $67.3 million, compared to $72.6 million for the year ended December 31, 2011, an improvement of $5.3 million. This was primarily due to decreased catastrophe related activity and non-catastrophe weather-related losses, partially offset by unfavorable development on prior years’ loss reserves. Catastrophe related activity for the year ended December 31, 2012 was $134.8 million, including Superstorm Sandy of $45.2 million, compared to $163.7 million for the year ended December 31, 2011, a decrease of $28.9 million. Unfavorable development on prior years’ loss reserves for the year ended December 31, 2012 was $26.5 million, compared to favorable development of $33.0 million for the year ended December 31, 2011, a change of $59.5 million. The unfavorable development was primarily in the personal automobile bodily injury and personal injury protection coverages as we and the industry have experienced higher loss severity.

Personal Lines current accident year underwriting profit, excluding catastrophes, was $94.0 million in the year ended December 31, 2012, compared to $58.1 million for the year ended December 31, 2011. This $35.9 million increase was primarily due to lower non-catastrophe weather-related losses in our homeowners line, partially offset by the aforementioned increase in liability and personal injury protection losses in the automobile line.

Although we have been able to obtain rate increases in our Personal Lines markets and believe that our ability to obtain these increases will continue, our ability to maintain Personal Lines net written premium and to maintain and improve underwriting results may be affected by price competition, recent weather-related losses, our exposure management actions, recent loss trends in bodily injury and personal injury protection claims, and regulatory and legal developments. In several recent years, weather-related catastrophe and non-catastrophe losses have been in excess of longer term averages. We monitor these trends and consider them in our rate actions. Our rate and exposure management actions could adversely affect our ability to increase our policies in force and new business. There is no assurance that we will be able to maintain our current level of production or maintain or increase rates.

Chaucer

Chaucer’s net premiums written was $990.5 million for the year ended December 31, 2012. By line of business, Chaucer’s net premiums written were comprised of 26.2% U.K. motor, 23.7% marine and aviation, 19.7% energy, 16.3% property, and 14.1% casualty and other lines. This mix of business was driven and supported by our specialist underwriting strategy which is focused on actively managing the premium portfolio and risk exposures. Additionally, net written premiums for Chaucer are expected to increase significantly in 2013 due to the non-renewal of the capital provision reinsurance treaty with Flagstone Re. During 2012, 12% of Syndicate 1084’s gross written premium was ceded to Flagstone Re. See “Reinsurance” in Item 1 – Business of this Form 10-K for additional information.

Chaucer’s underwriting profit for the year ended December 31, 2012 was $93.5 million, $72.6 million of which is attributable to favorable development on prior years’ loss reserves. Catastrophe losses for the year ended December 31, 2012 were $41.7 million, principally due to Superstorm Sandy and the U.S. drought.

Chaucer’s underwriting profit, excluding prior year loss development and catastrophes, was $62.6 million for the year ended December 31, 2012. Underwriting expenses of $366.1 million represented 37.9% of earned premium.

After a profitable year in our international insurance business, we expect moderating rate increases in 2013. Opportunities for rate increases will likely be limited to those marine and property markets most affected by Superstorm Sandy. Current pricing conditions for energy are flat, while aviation and liability markets continue to be affected by the challenging economic environment and over capacity. U.K. motor rates decreased modestly in 2012 and are expected to continue to decline in 2013, following significant increases in 2010 and 2011. There can be no assurance that we will be able to maintain or increase our rates in light of economic and regulatory conditions in our markets.

Other Property and Casualty

Other Property and Casualty segment loss was $6.9 million for the year ended December 31, 2012, compared to $0.5 million for the year ended December 31, 2011. The $6.4 million increased loss is primarily due to lower net investment income in our holding company.

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

Commercial Lines underwriting loss for the year ended December 31, 2011 was $123.0 million, compared to $25.4 million for the year ended December 31, 2010, an increase in losses of $97.6 million. This was due to higher weather-related losses and LAE, including catastrophes, and decreased favorable development on prior years’ loss and LAE reserves, partially offset by growth in earned premium and the resulting positive effect on our expense ratio. Catastrophe losses for the year ended December 31, 2011 were $148.4 million, primarily due to Hurricane Irene during the third quarter, significant tornado, hail and windstorm activity in the second quarter and winter storms in the first quarter, compared to $61.6 million for the year ended December 31, 2010, an increase of $86.8 million. Favorable development on prior years’ loss and LAE reserves for the year ended December 31, 2011 was $34.7 million, compared to $61.5 million for the year ended December 31, 2010, a decrease of $26.8 million. Included in 2010 results was $7.5 million of favorable LAE development, principally related to a change in the cost factors used for establishing unallocated LAE reserves.

Commercial Lines underwriting loss, excluding catastrophe and prior year loss and LAE reserve development, for the year ended December 31, 2011, was $9.3 million, compared to $25.3 million for the year ended December 31, 2010. This $16.0 million improvement resulted from growth in earned premium and the resulting positive effect on our expense ratio, and from what we believe to be an improved mix of business. Partially offsetting the effect of this growth were higher non-catastrophe weather-related losses and LAE, and higher losses in our surety business. The higher level of earned premiums primarily resulted from our 2010 OneBeacon transaction, from growth in our AIX program business, and from other growth initiatives.

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

Personal Lines underwriting loss for the year ended December 31, 2011 was $72.6 million, compared to a profit of $0.9 million for the year ended December 31, 2010. This increase in losses of $73.5 million is due to higher weather-related losses and LAE, including catastrophes, and to decreased favorable development on prior years loss and LAE reserves, partially offset by lower operating expenses. Catastrophe losses were $163.7 million for the year ended December 31, 2011, including significant winter storms, tornado, hail and windstorm activity in the first half of the year and Hurricane Irene during the third quarter, compared to $98.7 million for the year ended December 31, 2010, an increase of $65.0 million. Favorable development on prior years’ loss and LAE reserves was $33.0 million for the year ended December 31, 2011, compared to $48.8 million for the year ended December 31, 2010, a decrease of $15.8 million. Included in 2010 results was $2.3 million of favorable LAE development, principally related to a change in the cost factors used for establishing unallocated LAE reserves.

Personal Lines underwriting profit, excluding prior year loss and LAE reserve development and catastrophes, was $58.1 million for the year ended December 31, 2011, compared to $50.8 million for the year ended December 31, 2010, an increase of $7.3 million. This increase in non-catastrophe current accident year results was primarily due to lower operating expenses and what we believe is an improved mix of business, partially offset by non-catastrophe weather-related losses.

Chaucer

Chaucer’s net premiums written was $428.8 million for the six months ended December 31, 2011. By line of business, Chaucer’s net premiums written were comprised of 28.4% U.K. motor, 25.0% marine and aviation, 17.0% property, 15.6% energy and 14.0% casualty and other lines. This business mix reflects our specialist underwriting strategy and active management of our portfolio.

Chaucer’s underwriting profit for the six months ended December 31, 2011 was $11.9 million. Catastrophe losses for the six months ended December 31, 2011 were $49.5 million, principally due to floods in Thailand and Denmark. Favorable development on prior years’ loss and LAE reserves for the six months ended December 31, 2011 was $35.5 million.

Chaucer’s underwriting profit, excluding prior year loss and LAE development and catastrophes, was $25.9 million in the six months ended December 31, 2011. Underwriting expenses of $181.2 million represented 35.7% of earned premium.

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

Management’s process for establishing loss reserves is a comprehensive process that involves input from multiple functions throughout our organization, including finance, actuarial, claims, legal, underwriting, distribution and busi-

ness operations management. The process incorporates facts currently known and the current, and in some cases, the anticipated, state of the law and coverage litigation. Based on information currently available, we believe that the aggregate loss reserves at December 31, 2012 were adequate to cover claims for losses that had occurred as of that date, including both those known to us and those yet to be reported. However, as described below, there are significant uncertainties inherent in the loss reserving process. Our estimate of the ultimate liability for losses that had occurred as of December 31, 2012 is expected to change in future periods as we obtain further information, and such changes could have a material effect on our results of operations and financial condition.

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

The IBNR reserve includes a provision for claims that have occurred but have not yet been reported to us, some of which may not yet be known to the insured, as well as a provision for future development on reported claims. IBNR represents a significant proportion of our total net loss reserves, particularly for long-tail liability classes. In fact, approximately 43% of our aggregate net loss reserves at December 31, 2012 were for IBNR losses and loss expenses.

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

Given the inherent complexity of our loss reserve estimation process and the potential variability of the assumptions used, the actual emergence of losses will vary, perhaps substantially, from the estimate of losses included in our financial statements, particularly in those instances where settlements or other claim resolutions do not occur until well into the future. Our net loss reserves at December 31, 2012 were $4.1 billion. Therefore, a relatively small percentage change in the estimate of net loss reserves would have a material effect on our results of operations.

There is greater inherent uncertainty in estimating insurance reserves for certain types of property and casualty insurance lines, particularly liability lines, where a longer period of time may elapse before a definitive determination of ultimate liability and losses may be made. In addition, the technological, judicial, regulatory and political climates involving these types of claims are continuously evolving. There is also greater uncertainty in establishing reserves with respect to business that is new to us, particularly new business which is generated with respect to newly introduced product lines, by newly appointed agents or in geographies in which we have less experience in conducting business, such as the program business written by our AIX subsidiary, Chaucer’s international liability lines, our professional liability specialty lines, and business written in the western part of the United States. In some of these cases, there is less historical experience or knowledge and less data upon which we can rely. A combination of business that is both new to us and has longer development periods, provides even greater uncertainty in estimating insurance reserves. Historically, we have limited the issuance of long-tailed other liability policies, including directors and officers (“D&O”) liability, errors and omissions (“E&O”) liability and medical professional liability. With the acquisition of Hanover Professionals in 2007, which writes lawyers professional E&O coverage, the acquisition of Campania in

2010, which writes medical professional liability and product liability coverages, and the introduction of new specialty coverages, such as our other professional management liability products, we are increasing, and expect to continue to increase, our exposure to longer-tailed liability lines, including D&O coverages. The Chaucer business acquired in 2011 contains several international and U.S. liability lines, of which financial institution and professional liability, international liability and energy liability, contribute the most uncertainty.

We regularly update our reserve estimates as new information becomes available and additional events occur which may impact the resolution of unsettled claims. Reserve adjustments are reflected in the results of operations as adjustments to losses and LAE. Often, these adjustments are recognized in periods subsequent to the period in which the underlying policy was written and the loss event occurred. When these types of subsequent adjustments affect prior years, they are described separately as “prior year reserve development”. Such development can be either favorable or unfavorable to our financial results and may vary by line of business. As discussed below, estimated loss and LAE reserves for claims occurring in prior years developed favorably by $15.8 million, $103.3 million, and $111.1 million for the years ended December 31, 2012, 2011, and 2010, respectively. However, we have experienced unfavorable development in prior years and there can be no assurance that current loss and LAE reserves will be sufficient.

We regularly review our reserving techniques, our overall reserving position and our reinsurance. Based on (i) our review of historical data, legislative enactments, judicial decisions, legal developments in impositions of damages and policy coverage, political attitudes and trends in general economic conditions, (ii) our review of per claim information, (iii) our historical loss experience and that of the industry, (iv) the nature of policies written by us, and (v) our internal estimates of required reserves, we believe that adequate provision has been made for loss reserves. However, establishment of appropriate reserves is an inherently uncertain process and there can be no certainty that current established reserves will prove adequate in light of subsequent actual experience. A significant change to the estimated reserves could have a material impact on our results of operations and financial position. An increase or decrease in reserve estimates would result in a corresponding decrease or increase in financial results. For example, each one percentage point change in the aggregate loss and LAE ratio resulting from a change in reserve estimation is currently projected to have an approximate $42 million impact on segment income, based on 2012 full year premiums.

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

Some risk factors affect multiple lines of business. Examples include changes in claim department practices, changes in settlement patterns, regulatory and legislative actions, court actions, timeliness of claim reporting, state mix of claimants, and degree of claimant fraud. Additionally, there is also a higher degree of uncertainty due to growth in our newly acquired businesses, with respect to which we have less familiarity and, in some cases, limited historical claims experience. The extent of the impact of a risk factor will also vary by components within a line of business. Individual risk factors are subject to interactions with other risk factors within line of business components. Thus, risk factors can have offsetting or compounding effects on required reserves.

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

We are also defendants in various litigation matters, including putative class actions, which may claim punitive damages, bad faith or extra-contractual damages, legal fees and interest, or claim a broader scope of policy coverage or settlement and payment obligations than our interpretation. Resolution of these cases are often highly unpredictable and could involve material unanticipated damage awards.

Loss and LAE Reserves by Line of Business

Reserving Process Overview

Our loss reserves include amounts related to short-tail and long-tail classes of business. “Tail” refers to the time period between the occurrence of a loss and the final settlement of the claim. The longer the time span between the incidence of a loss and the settlement of the claim (i.e. a longer tail), the more the ultimate settlement amount is likely to vary from our original estimate.

Short-tail classes consist principally of automobile physical damage, homeowners property, commercial property and marine business. The Chaucer business, while having a longer-tail on average than our traditional U.S. business, contains a substantial book of U.K. motor property damage, worldwide property insurance and reinsurance business, including certain high excess property layers, marine property, aviation property and energy property business which has relatively short development patterns. For these property coverages, claims are generally reported and settled shortly after the loss occurs because the claims relate to tangible property and are more likely to be discovered shortly after the loss occurs, and property losses are often more easily valued. Consequently, the estimation of loss reserves for these classes is generally less complex. However, this is less true for our Chaucer reinsurance business and high excess property layers where there is often a longer period of time between the date a claim is incurred and the date the claim is reported compared with our direct insurance operations. Therefore, the risk of delayed recognition of loss reserve development is higher for our assumed reinsurance and high excess property layers than for our direct insurance lines.

While we estimate that a majority of our written premium is in what we would characterize as shorter-tailed classes of business, most of our loss reserves relate to longer-tail liability classes of business. Long-tailed classes include commercial liability, automobile liability, workers’ compensation and other types of third party coverage. Chaucer business longer-tailed lines include aviation liability, marine liability, energy liability, nuclear liability, U.K. motor medical and liability, international liability, specialist liability, and financial institutions and professional liability. For many liability claims, significant periods of time, ranging up to several years or more, may elapse between the occurrence of the loss, the discovery and reporting of the loss to us and the settlement of the claim. As a result, loss experience in the more recent accident years for long-tailed liability coverage has limited statistical credibility because a relatively small proportion of losses in these accident years (the calendar years in which losses are incurred) are reported claims and an even smaller proportion are paid losses. Liability claims are also more susceptible to litigation and can be significantly affected by changing contract interpretations, the legal environment and the risk and expense of protracted litigation. Consequently, the estimation of loss reserves for these coverages is more complex and typically subject to a higher degree of variability and uncertainty compared to short-tailed coverages.

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

The loss reserve estimation process relies on the basic assumption that past experience, adjusted for the effects of current developments and likely trends, is an appropriate basis for predicting future outcomes. As part of this process, we use a variety of analytical methods that consider experience, trends and other relevant factors. IBNR reserves are generally calculated by first projecting the ultimate cost of all claims that have been reported or expected to be reported in the future and then subtracting reported losses and loss expenses. Reported losses include cumulative paid losses and loss expenses plus case reserves. Within the comprehensive loss reserving process, standard actuarial methods which include: (1) loss development factor methods; (2) expected loss methods (Bornheutter-Ferguson); and (3) adjusted loss methods (Berquist-Sherman), are given due consideration. These methods are described below:

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

•

Bornheutter-Ferguson methods utilize the product of the expected ultimate losses times the proportion of ultimate losses estimated to be unreported or unpaid to calculate IBNR. The expected ultimate losses are based upon current estimates of ultimate losses from prior accident years, adjusted to reflect expected earned premium, current rating, claims cost levels and changes in business mix. The expected losses, and corresponding loss ratios, are a critical component of Bornheutter-Ferguson methodologies and provide a general reasonability guide.

•

Berquist-Sherman methods are used for estimating reserves in business lines where historical development patterns may be deemed less reliable for more recent accident years’ ultimate losses. Under these methods, patterns of historical paid or reported losses are first adjusted to reflect current payment settlement patterns and case reserve adequacy and then evaluated in the same manner as the loss development factor methods described above. When the adequacy of case reserves change, the Berquist-Sherman incurred method may be deemed more reliable than the reported loss development factor method. Likewise, when the settlement patterns change, the Berquist-Sherman paid method may be deemed more reliable than the paid loss development factor method.

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

For most classes of shorter-tailed business in our Commercial and Personal Lines segments, the emergence of paid and incurred losses generally exhibits a relatively stable pattern of loss development from one accident year to the next. Thus, for these classes, the loss development factor method is generally appropriate. For many of the classes of shorter-tailed business in our Chaucer segment, the emergence of paid and incurred losses may exhibit a relatively volatile pattern of loss development from one accident year to the next. In certain cases where there is a relatively low level of reliability placed on the available paid and incurred loss data, expected loss methods or adjusted loss methods are considered appropriate for the most recent accident year.

For longer-tailed lines of business, applying the loss development factor method often requires even more judgment in selecting development factors, as well as more significant extrapolation. For those long-tailed lines of business with high frequency and relatively low per-loss severity (e.g., personal automobile liability), volatility will often be sufficiently modest for the loss development factor method to be given significant weight, even in the most recent accident years, but expected loss methods and adjusted loss methods are always considered and frequently utilized in the selection process. For those long-tailed lines of business with low frequency and high loss potential (e.g., commercial liability), anticipated loss experience is less predictable because of the small number of claims and erratic claim severity patterns. In these situations, the loss development factor methods may not produce a reliable estimate of ultimate losses in the most recent accident years since many claims either have not yet been reported or are only in the early stages of the settlement process. Therefore, the loss reserve estimates for these accident years are based on methods less reliant on extrapolation, such as Bornheutter-Ferguson. Over time, as a greater number of claims are reported and the statistical credibility of loss experience increases, loss development factor methods or adjusted loss methods are given increasing weight.

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

Reserving Process Uncertainties

As stated above, numerous factors (both internal and external) contribute to the inherent uncertainty in the process of establishing loss reserves, including changes in the rate of inflation for goods and services related to insured damages (e.g., medical care, home repairs, etc.), changes in the judicial interpretation of policy provisions, and settlement obligations, changes in the general attitude of juries in determining damage awards, legislative actions, changes in the extent of insured injuries, changes in the trend of expected frequency and/or severity of claims, changes in our book of business (e.g., change in mix due to new product offerings, new geographic areas, etc.), changes in our underwriting practices, and changes in claim handling procedures and/or systems. Regarding our indirect business from voluntary and involuntary pools, we are provided loss estimates by managers of each pool. We adopt reserve estimates for the pools that consider this information and other facts.

In addition, we must consider the uncertain effects of emerging or potential claims and coverage issues that arise as legal, judicial, social conditions, political risks, and economic conditions change. For example, claims which we consider closed may be re-opened as additional damages surface or new liability or damage theories are presented. These and other issues could have a negative effect on our loss reserves by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims. As a result, the uncertainties inherent in estimating ultimate claim costs on the basis of past experience further complicate the already complex loss reserving process.

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

For each line of business and coverage, we regularly adjust the assumptions and methods used in the estimation of loss reserves in response to our actual loss experience, as well as our judgments regarding changes in trends and/or emerging patterns. In those instances where we primarily utilize analyses of historical patterns of the development of paid and reported losses, this may be reflected, for example, in the selection of revised loss development factors. In longer-tailed classes of business and for which loss experience is less predictable due to potential changes in judicial interpretations, potential legislative actions, the cost of litigation or determining liability and the ultimate loss, inflation and potential claims issues, this may be reflected in a judgmental change in our estimate of ultimate losses for particular accident years.

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

Reserving Process for Catastrophe Events

The estimation of claims and claims expense reserves for catastrophes also comprises estimates of losses from reported claims and IBNR, primarily for damage to property. In general, our estimates for catastrophe reserves are determined on an event basis by considering various sources of available information, including specific loss estimates reported to us based on claim adjuster inspections, overall industry loss estimates, and our internal data regarding exposures related to the geographical location of the event. However, depending on the nature of the catastrophe, the estimation process can be further complicated by other impediments. For example, for hurricanes and other severe wind storms, complications often include the inability of insureds to promptly report losses, delays in the ability of claims adjusting staff to inspect losses, difficulties in determining whether losses are covered by our homeowners policy (generally for damage caused by wind or wind driven rain) or are specifically excluded from coverage caused by flood, and challenges in estimating additional living expenses, assessing the impact of demand surge, exposure to mold damage, and the effects of numerous other considerations. Another example is the complication of estimating the cost of business interruption coverage on commercial lines policies. Estimates for catastrophes which occur at or near the end of a financial reporting period may be even less reliable since we will have less claims data available and little time to complete our estimation process. In such situations, we may adapt our practices to accommodate the circumstances.

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

Reserving Sensitivity Analysis

The following discussion presents disclosure related to possible variation in reserve estimates due to changes in key assumptions. This information is provided for illustrative purposes only. Many other assumptions may also lead to material reserve adjustments. If any such variations do occur, they would likely occur over a period of several years and therefore their impact on our results of operations would be recognized during the same period. It is important to note, however, that there is the potential for future variations greater than the amounts described below and for any such variations to be recognized in a single quarterly or annual period. No consideration has been given to potential correlation or lack of correlation among key assumptions or among lines of business and coverage as described below. As a result and because there are so many other factors which affect our reserve estimate, it would be inappropriate to take the amounts described below and add them together in an attempt to estimate volatility in total. While we believe these are reasonably likely scenarios, the reader should not consider the following sensitivity analysis as illustrative of a reserve range.

•

Personal and Commercial Automobile Bodily Injury – reserves recorded for bodily injury on U.S. voluntary business were $469.8 million as of December 31, 2012. A key assumption for bodily injury is the inflation rate underlying the estimated reserve. A five point change (e.g. 4% changed to 9% or – 1%) in the imbedded inflation would have changed estimated IBNR by approximately $51 million, either positive or negative, respectively, at December 31, 2012.

•

Personal Automobile Personal Injury Protection Medical Payment – reserves recorded for personal injury protection medical payment on U.S. voluntary business were $174.4 million as of December 31, 2012. A key assumption for this coverage is the inflation rate underlying the estimated reserve. Given the long reporting pattern for this line of business, an additional key assumption is the amount of additional development required to reach full maturity, thereby reflecting ultimate costs, as represented by the tail factor. A five point change in the imbedded inflation and a one point change to the tail factor assumption (e.g. 1.02 changed to 1.01 or 1.03) would have changed estimated IBNR by approximately $27 million, either positive or negative, at December 31, 2012.

•

Workers’ Compensation – reserves recorded for workers’ compensation on U.S. voluntary business were $327.1 million as of December 31, 2012. A key assumption for workers’ compensation is the inflation rate underlying the estimated reserve. Given the long reporting pattern for this line of business, an additional key assumption is the amount of additional development required to reach full maturity, thereby reflecting ultimate costs, as represented by the tail factor. A five point change in the imbedded inflation and a one point change to the tail factor assumption would have changed estimated IBNR by approximately $39 million, either positive or negative, at December 31, 2012.

•

Monoline and Multi-Peril General Liability – reserves recorded for general liability on U.S. voluntary business were $344.2 million as of December 31, 2012. A key assumption for general liability is the implied adequacy of the underlying case reserves. A ten point change in case adequacy (e.g. 10% deficiency changed to 0% or 20% deficiency) would have changed estimated IBNR by approximately $23 million, either positive or negative, at December 31, 2012.

•

Specialty Programs – reserves recorded (including allocated LAE) for the AIX Companies were $239.1 million as of December 31, 2012. A key assumption for specialty programs is the expected loss and allocated LAE ratio (“ELR”) underlying the actuarial reserve analysis. A ten point change to the ELR on AIX would have changed estimated IBNR by approximately $11 million at December 31, 2012.

•

New classes of business – reserves recorded for new classes of Chaucer business (primarily within energy, engineering and international liability lines) were $246.6 million as of December 31, 2012. An increase in the ultimate loss by 5%, 10%, and 15% in the 2010 and prior, 2011, and 2012 years of account, respectively, on these classes would have increased estimated IBNR by approximately $57 million at December 31, 2012.

•

Syndicate 4000 – reserves recorded for Syndicate 4000 were $272.4 million as of December 31, 2012. An increase in ultimate gross claims of 20% across all Chaucer Syndicate 4000 product classes, primarily crime and professional liability coverage for financial institutions, for year of accounts 2007 and 2008 and doubling the probabilities of a total indemnity loss for each and every assured with potential exposure (or claims notified) to the fraud relating to Bernard L. Madoff, would have increased estimated net IBNR by approximately $52 million at December 31, 2012.

•

Catastrophe events – a 20% increase in estimated gross ultimate claim deterioration for the 2011 Japan and New Zealand earthquakes and Thailand floods, would have reduced underwriting income by approximately $25 million, including reinstatement premiums. For Superstorm Sandy, a 20% increase on the gross incurred claims for Chaucer and an additional 20% lag in expected reporting patterns on the U.S. direct business, would have reduced underwriting income by $10 million including reinstatement premiums.

Carried Reserves and Reserve Rollforward

The following table provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses (results for Chaucer for the year ended December 31, 2011 reflect the period from July 1, 2011 to December 31, 2011).

FOR THE YEARS ENDED DECEMBER 31	2012	2011	2010
(in millions)
Gross loss and LAE reserves, beginning of year	$5,760.3	$3,277.7	$3,153.9
Reinsurance recoverable on unpaid losses	1,931.8	1,115.5	1,060.2
Net loss and LAE reserves, beginning of year	3,828.5	2,162.2	2,093.7
Net incurred losses and LAE in respect of losses occurring in:
Current year	2,990.2	2,654.1	1,967.4
Prior years	(15.8)	(103.3)	(111.1)
Total incurred losses and LAE	2,974.4	2,550.8	1,856.3
Net payments of losses and LAE in respect of losses occurring in:
Current year	1,317.6	1,482.4	1,078.7
Prior years	1,396.5	1,010.3	738.6
Total payments	2,714.1	2,492.7	1,817.3
Purchase of Chaucer, net of reinsurance recoverable on unpaid losses of $669.6	—	1,631.0	—
Purchase of Campania	—	—	29.5
Effect of foreign exchange rate changes	33.9	(22.8)	—
Net reserve for losses and LAE, end of year	4,122.7	3,828.5	2,162.2
Reinsurance recoverable on unpaid losses	2,074.3	1,931.8	1,115.5
Gross reserve for losses and LAE, end of year	$6,197.0	$5,760.3	$3,277.7

The table below summarizes the gross reserve for losses and LAE by line of business.

DECEMBER 31	2012	2011	2010
(in millions)
Commercial multiple peril	$629.7	$550.0	$470.4
Workers’ compensation	571.8	544.7	529.0
Commercial automobile	269.7	234.9	224.5
AIX	321.6	239.6	211.9
Other commercial	454.2	360.1	347.2
Total Commercial	2,247.0	1,929.3	1,783.0
Personal automobile	1,400.7	1,366.3	1,358.4
Homeowners and other	141.3	131.9	136.3
Total Personal	1,542.0	1,498.2	1,494.7
Total Chaucer	2,408.0	2,332.8	—
Total loss and LAE reserves	$6,197.0	$5,760.3	$3,277.7

Other commercial lines are primarily comprised of our monoline general liability, umbrella, marine, professional liability, and healthcare lines. Included in the above table, in the Chaucer segment, are $272.4 million and $302.8 million of reserves related to Chaucer’s liabilities in Syndicate 4000, consisting of financial and professional liability lines written in 2008 and prior, as of December 31, 2012 and December 31, 2011, respectively. Also included in the above table, primarily in other commercial lines, are $60.5 million, $59.8 million and $63.9 million of asbestos and environmental reserves as of December 31, 2012, 2011 and 2010, respectively.

Prior Year Development

Loss and LAE reserves for claims occurring in prior years developed favorably by $15.8 million, $103.3 million and $111.1 million during the years ended December 31, 2012, 2011 and 2010, respectively. The 2012 activity by segment includes favorable development of $72.6 million for Chaucer, partially offset by unfavorable development of $56.8 million in other segments, consisting of $29.0 million, $26.5 million and $1.3 million for Commercial Lines, Personal Lines and Other Property and Casualty, respectively. The 2011 activity by segment consists of favorable development of $34.7 million, $33.0 million, and $0.1 million, for the full year for Commercial Lines, Personal Lines, and Other Property and Casualty, respectively, and $35.5 million for Chaucer for the six months ended December 31, 2011. The primary drivers of reserve development for the year ended December 31, 2012 were as follows:

•	Favorable development of previously established reserves in Chaucer’s lines of business as follows:
•	energy line, primarily in the 2008 through 2011 accident years,
•	marine and aviation lines, primarily in the 2007 through 2011 accident years,
•	within casualty lines, primarily in the 2010 and 2011 accident years, and
•	property line, primarily in the 2009 through 2011 accident years.
•	Favorable development within Commercial Lines was due to lower than expected losses within our commercial multiple peril line related to the 2008 through 2011 accident years.
•

Within other commercial lines, higher than expected losses in our contract surety line due to the ongoing challenging macroeconomic environment for contractors, and to a lesser extent, our AIX program business primarily related to unexpected severity in commercial automobile liability, commercial multiple peril and general liability in a limited number of programs.

•

Within Personal Lines, higher than expected losses within our personal automobile line, primarily related to bodily injury severity in the 2010 and 2011 accident years, and higher than expected homeowners property losses from non-catastrophe weather related activity in the 2011 accident year.

•	Higher than expected large losses within our commercial automobile line, primarily related to liability coverage in the 2011 accident year.

The primary drivers for reserve development during the year ended December 31, 2011 were as follows:

•	Lower than expected losses within our personal automobile line, primarily related to bodily injury coverage in the 2008 through 2010 accident years.
•	Lower than expected losses within our commercial multiple peril line related to the 2007 through 2010 accident years.
•	Lower than expected losses within our workers’ compensation line related to the 2007 through 2010 accident years.
•	Lower than expected losses in Chaucer’s energy, property and U.K. motor lines, primarily related to the 2009 and 2010 accident years.
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

It is not possible to know whether the factors that affected loss reserves in the year ended December 31, 2012 will also occur in future periods. As discussed in detail in this Form 10-K, there are inherent uncertainties in estimating reserves for losses and loss adjustment expenses and we encourage you to read this Form 10-K for more information about our reserving process and the judgments, uncertainties and risks associated therewith.

Asbestos and Environmental Reserves

Although we attempt to limit our exposures to asbestos and environmental damage liability through specific policy exclusions, we have been and may continue to be subject to claims related to these exposures. Ending loss and LAE reserves for all direct business written by our property and casualty companies related to asbestos and environmental damage liability were $9.8 million, $10.0 million and $10.1 million, net of reinsurance of $20.4 million, $18.7 million, and $19.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Activity for our asbestos and environmental reserves was not significant to our 2012, 2011 or 2010 financial results. In recent years, average asbestos and environmental payments have declined modestly. As a result of our historical direct underwriting mix of Commercial Lines policies toward smaller and middle market risks, past asbestos and environmental damage liability loss experience has remained minimal in relation to our total loss and LAE incurred experience.

In addition, we have established gross loss and LAE reserves for assumed reinsurance pool business with asbestos and environmental damage liability of $30.3 million, $31.1 million and $33.9 million at December 31, 2012, 2011 and 2010, respectively. These reserves relate to pools in which we have terminated our participation; however, we continue to be subject to claims related to years in which we were a participant. Results of operations from these pools are included in our Other Property and Casualty segment. A significant part of our pool reserves relates to our participation in the Excess and Casualty Reinsurance Association (“ECRA”) voluntary pool from 1950 to 1982. In 1982, the pool was dissolved and since that time, the business has been in run-off. Our percentage of the total pool liabilities varied from 1% to 6% during these years. Our participation in this pool has resulted in average paid losses of approximately $2 million annually over the past ten years.

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

Catastrophe reinsurance serves to protect us, as the ceding insurer, from significant losses arising from a single event such as snow, ice storm, windstorm, hail, hurricane, tornado, riot or other extraordinary events. Although we believe our catastrophe reinsurance program, including our retention and co-participation amounts for 2013, are appropriate given our surplus level and the current reinsurance pricing environment, there can be no assurance that our reinsurance program will provide coverage levels that will prove adequate should we experience losses from one significant or several large catastrophes during 2013. Additionally, as a result of the current economic environment, as well as, losses incurred by reinsurers in recent years, the availability and pricing of appropriate reinsurance programs may be adversely affected in future renewal periods. We may not be able to pass these costs on to policyholders in the form of higher premiums or assessments.

See “Reinsurance” in Item 1 – Business of this Form 10-K for further information on our reinsurance programs.

INVESTMENTS

INVESTMENT RESULTS

Net investment income before taxes was $276.6 million, $258.2 million and $247.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. The increase in net investment income in 2012 compared to 2011 was primarily due to the acquisition of Chaucer on July 1, 2011 and its related assets and investment income. Also, the increase resulted from our investments in dividend-yielding equity securities, various higher yielding investment grade fixed maturities and the investment of cash balances into fixed maturities, partially offset by the impact of lower new money yields. The increase in net investment income in 2011 compared to 2010 was due to the acquisition of Chaucer and its related investment income, partially offset by the impact of lower new money yields on fixed maturities. Higher dividend income from equity securities and lower investment expenses also contributed to the increase in net investment income. Average pre-tax earned yields on fixed maturities were 4.26%, 4.84% and 5.46% for the years ended December 31, 2012, 2011 and 2010, respectively. We expect average investment yields to continue to decline as new money rates remain at near-historic lows.

INVESTMENT PORTFOLIO

We held cash and investment assets diversified across several asset classes, as follows:

DECEMBER 31	2012		2011
(dollars in millions)	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
Fixed maturities, at fair value	$6,952.2	86.5%	$6,284.7	83.3%
Equity securities, at fair value	315.8	3.9	246.4	3.3
Cash and cash equivalents	564.8	7.0	820.4	10.9
Other investments	210.3	2.6	190.2	2.5
Total cash and investments	$8,043.1	100.0%	$7,541.7	100.0%

CASH AND INVESTMENTS

Total cash and investments increased $501.4 million, or 6.6%, for the year ended December 31, 2012, of which fixed maturities increased $667.5 million, equities increased $69.4 million, other investments increased $20.1 million and cash and cash equivalents decreased $255.6 million. Fixed maturities increased and cash and cash equivalents decreased primarily due to the investment of a substantial portion of Chaucer’s cash into fixed maturities.

We also invested cash generated from operations into fixed maturities. Equity securities increased primarily from additional purchases of exchange traded funds and mutual funds. Additionally, the value of fixed maturities and equi-ties increased as a result of market value appreciation.

Our fixed maturity portfolio is comprised of corporate securities, taxable and tax-exempt municipal securities, residential mortgage-backed securities, commercial mortgage-backed securities, foreign government securities, U.S. government securities and asset-backed securities. Equity securities primarily consist of common stocks, exchange traded funds, mutual funds and non-redeemable preferred stocks.

The following table provides information about the investment types of our fixed maturities portfolio:

DECEMBER 31	2012
(in millions)
Investment Type	Amortized Cost	Fair Value	Net Unrealized Gain	Change in Net Unrealized for the Year
U.S. Treasury and government agencies	$317.2	$325.6	$8.4	$0.8
Foreign government	348.5	352.9	4.4	4.5
Municipals:
Taxable	853.9	933.0	79.1	20.7
Tax exempt	156.3	163.3	7.0	1.9
Corporate	3,512.8	3,773.4	260.6	103.2
Asset-backed:
Residential mortgage-backed	769.0	805.2	36.2	3.7
Commercial mortgage-backed	373.3	396.2	22.9	8.9
Asset-backed	198.5	202.6	4.1	3.0
Total fixed maturities	$6,529.5	$6,952.2	$422.7	$146.7

During 2012, our net unrealized gains on fixed maturities increased $146.7 million, or 53.2%, to a net unrealized gain of $422.7 million at December 31, 2012, compared to $276.0 million at December 31, 2011.

Amortized cost and fair value by rating category were as follows:

DECEMBER 31		2012			2011
(dollars in millions)

NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost	Fair Value	% of Total Fair Value	Amortized Cost	Fair Value	% of Total Fair Value
1	Aaa/Aa/A	$4,744.0	$5,017.9	72.2%	$4,325.1	$4,510.7	71.8%
2	Baa	1,443.5	1,569.3	22.6	1,338.7	1,419.7	22.6
3	Ba	143.1	156.2	2.2	151.2	160.0	2.5
4	B	135.1	143.5	2.1	134.5	136.4	2.2
5	Caa and lower	50.1	50.7	0.7	47.1	44.7	0.7
6	In or near default	13.7	14.6	0.2	12.1	13.2	0.2
Total fixed maturities		$6,529.5	$6,952.2	100.0%	$6,008.7	$6,284.7	100.0%

Based on ratings by the National Association of Insurance Commissioners (“NAIC”), approximately 95% of the fixed maturity portfolio consisted of investment grade securities at December 31, 2012, compared to 94% at December 31, 2011. The quality of our fixed maturity portfolio remains strong based on ratings, capital structure position, support through guarantees, underlying security, issuer diversification and yield curve position.

We deposit funds with various state and governmental authorities as well as with Lloyd’s. See Note 3 – “Investments” in the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K for additional information.

Our fixed maturity and equity securities are classified as available-for-sale and are carried at fair value. Financial instruments whose value was determined using significant management judgment or estimation constituted less than 2% of the total assets we measured at fair value. (See also Note 5 – “Fair Value” in the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K).

Other investments consisted primarily of overseas deposits, which are U.S. dollar and foreign denominated investments maintained in overseas funds and managed exclusively by Lloyd’s. These funds are required in order to protect policyholders in overseas markets and enable our Chaucer segment to operate in those markets. Access to those funds is restricted and we have no control over the investment strategy. Also included in other investments were investments in limited partnerships, which were accounted for under the equity method of accounting or at cost.

Although we expect to invest new funds primarily in investment grade fixed maturities, we have invested, and expect to continue to invest, a portion of funds in common equity securities and below investment grade fixed maturities and other assets.

Municipal bond exposure

Our municipal bond portfolio constituted approximately 14% of invested assets at December 31, 2012 and was 99% investment grade, without regard to insurance enhancements, which affected approximately 26% of the municipal bond portfolio. The portfolio was well diversified by geography, sector and source of payment, and consisted primarily of taxable securities. Approximately 61% of the portfolio was invested in revenue bonds and 39% in general obligation bonds. Revenue bonds are backed by the revenue stream generated by the services provided by the issuer, while general obligation bonds are backed by the authority that issued the debt and are secured by the taxing powers of those authorities.

European sovereign and non-sovereign debt exposure

Our European fixed maturity credit exposure at December 31, 2012 was as follows:

			Non-Sovereign
(in millions)	Sovereign		Foreign Agency		Financial		Non-Financial		Total
Country:	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
United Kingdom	$111.4	$111.9	$—	$—	$284.8	$290.9	$242.4	$256.5	$638.6	$659.3
Germany	—	—	63.1	64.0	—	—	74.5	79.1	137.6	143.1
Switzerland	—	—	—	—	20.4	21.0	79.4	86.3	99.8	107.3
The Netherlands	—	—	22.8	23.2	33.5	34.5	24.3	26.2	80.6	83.9
Supranationals	—	—	80.2	82.2	—	—	—	—	80.2	82.2
France	—	—	4.8	5.0	10.1	9.6	57.5	61.9	72.4	76.5
Sweden	—	—	—	—	23.9	25.0	13.0	13.4	36.9	38.4
Spain	—	—	—	—	9.5	9.8	17.9	19.2	27.4	29.0
Ireland	—	—	—	—	—	—	15.5	17.1	15.5	17.1
Belgium	—	—	—	—	—	—	16.1	16.8	16.1	16.8
Italy	—	—	—	—	—	—	16.3	16.7	16.3	16.7
Norway	—	—	3.4	3.5	2.7	2.7	5.4	5.5	11.5	11.7
Luxembourg	—	—	—	—	—	—	7.6	7.6	7.6	7.6
Portugal	—	—	—	—	—	—	4.2	4.4	4.2	4.4
Jersey	—	—	—	—	—	—	2.4	2.4	2.4	2.4
Denmark	—	—	—	—	—	—	2.1	2.2	2.1	2.2
Total fixed maturities	$111.4	$111.9	$174.3	$177.9	$384.9	$393.5	$578.6	$615.3	$1,249.2	$1,298.6

Our sovereign debt totaled $111.9 million, or 1.4% of investment assets as of December 31, 2012, and was limited to the highly rated country of the U.K. We had no sovereign debt of lower rated countries such as Greece, Ireland, Italy, Portugal and Spain. In addition, our supranational and foreign agency exposure totaled $177.9 million, or 2.2% of investment assets, and primarily consisted of debt securities from the highly rated countries of Germany and the Netherlands. Exposure to European banks, excluding those that are based in the U.K., totaled $102.6 million, or 1.3% of invest ment assets. Also, we held money market funds totaling $163.0 million, or 2.0% of investment assets, which were comprised of a well-diversified portfolio of short-term debt securities of predominately large financial institutions domiciled in highly rated countries. The remainder of our European non-sovereign debt exposure, excluding the U.K., was $358.8 million, which represented 4.5% of investment assets. Generally, these securities were high quality, large cap multi-national companies that were well diversified by sector, country and issuer. Included in our non-financial exposure were credits domiciled in Spain, Ireland, Italy and Portugal totaling $57.4 million, or 0.7% of investment assets. These consisted of large market capitalization issuers that provide essential products and/or services.

The previous table represents all European countries in which we had exposure. We determined country exposures based on the country of domicile for the ultimate parent company of the various issuers we held as of December 31, 2012; however, in light of the economic and financial inter-relatedness and dependencies that exist among European countries and related financial systems, economic turmoil in one country could trigger a contagion effect on other countries. We believe the quality of our European credit exposure remains sound based on ratings and issuer strength, position in the capital structure, support through guarantees and partial government ownership by highly rated countries, diversity and quality of non-financial issuers and blend of industry exposures, and yield curve position. We believe that we do not have meaningful indirect exposures in our portfolio and we do not invest in credit derivatives.

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

We actively manage our credit exposure and seek securities with the best combination of credit strength and valuation. As we invest new capital, we consider expectations for the strength and duration of economic recovery, risks associated with the European debt crisis and the possibility of additional volatility based on these challenges. Accordingly, we focus on providers of essential services or products best positioned to navigate the period of weak growth; industrials with greater international exposure, either locally or via exports, particularly to the developing world, which we view more favorably based on higher growth assumptions for emerging market economies; and financial institutions best positioned regarding asset quality, liquidity and capital adequacy.

Overall economic growth remains weak throughout Europe. Volatility, while currently suppressed, could increase suddenly as officials in Europe attempt to engineer a lasting solution to the debt crisis or find a way to address the twin objectives of stimulating economic growth while balancing fiscal budgets. We believe that leaders remain committed to protecting the currency union and improving financial stability. Although the timing and degree of success toward achieving sustained improvement regarding the European crisis remains highly uncertain, we do not anticipate that future developments related to our European sovereign and non-sovereign debt exposure will have a material effect on our financial condition, results of operation or liquidity.

OTHER-THAN-TEMPORARY IMPAIRMENTS

For the year ended December 31, 2012, we recognized in earnings $7.8 million of other-than-temporary impairments (“OTTI”), of which $6.6 million related to fixed maturities and $1.2 million related to equity securities. OTTI on debt securities consisted of $4.6 million of below investment grade corporate bonds in the utilities and industrial sectors that we intended to sell and $2.0 million related to estimated credit losses, consisting of $0.9 million on municipal bonds, $0.7 million on residential mortgage-backed securities and $0.4 million on corporate bonds. For the year ended December 31, 2011, we recognized in earnings $6.9 million of OTTI on fixed maturity and equity securities. OTTI on debt securities was $5.5 million, primarily on below investment grade corporate and municipal bonds that we intended to sell. Additionally, we recognized OTTI of $0.9 million related to estimated credit losses on residential mortgage-backed securities. We also recognized OTTI on a common stock of $1.4 million. For the year ended December 31, 2010, we recognized $13.9 million of OTTI on fixed maturities, certain low-income housing tax credit limited partnerships (“LIHTC”) and equity securities in earnings, of which $4.4 million related to LIHTC partnerships, $4.3 million was estimated credit losses on debt securities, $3.3 million related to debt securities classified as intend to sell and $1.9 million related to common stocks.

UNREALIZED LOSSES

The following table provides information about our fixed maturities and equity securities that were in an unrealized loss position. (See also Note 3 – “Investments” in the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K).

DECEMBER 31	2012		2011
(in millions)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Fixed maturities:
Investment grade:
12 months or less	$3.4	$546.0	$27.1	$1,175.5
Greater than 12 months	9.5	106.5	14.3	108.9
Total investment grade fixed maturities	12.9	652.5	41.4	1,284.4
Below investment grade:
12 months or less	1.2	28.2	9.9	126.9
Greater than 12 months	5.9	55.1	3.7	14.7
Total below investment grade fixed maturities	7.1	83.3	13.6	141.6
Equity securities:
12 months or less	4.8	74.4	8.8	87.2
Total equity securities	4.8	74.4	8.8	87.2
Total	$24.8	$810.2	$63.8	$1,513.2

Gross unrealized losses on fixed maturities and equity securities decreased $39.0 million, or 61.1%, which was primarily attributable to lower interest rates and tightening of credit and liquidity spreads across all sectors. At December 31, 2012, gross unrealized losses consist primarily of $14.8 million of corporate fixed maturities, $4.8 million of equity securities, $3.5 million of mortgage-backed securities and $1.1 million in municipal securities.

We view the gross unrealized losses on fixed maturities and equity securities as being temporary since it is our assessment that these securities will recover in the near term, allowing us to realize their anticipated long-term economic value. With respect to gross unrealized losses on fixed maturities, we do not intend to sell, nor is it more likely than not we will be required to sell, such debt securities before this expected recovery of amortized cost (See also “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K). With respect to equity securities, we have the intent and ability to retain such investments for the period of time anticipated to allow for this expected recovery in fair value. The risks inherent in our assessment methodology include the risk that, subsequent to the balance sheet date, market factors may differ from our expectations; the global economic recovery is less robust than we expect or reverts to recessionary trends; we may decide to subsequently sell a security for unforeseen business needs; or changes in the credit assessment or equity characteristics from our original assessment may lead us to determine that a sale at the current value would maximize recovery on such investments. To the extent that there are such adverse changes, an OTTI would be recognized as a realized loss. Although unrealized losses are not reflected in the results of financial operations until they are realized or deemed “other-than-temporary”, the fair value of the underlying investment, which does reflect the unrealized loss, is reflected in our Consolidated Balance Sheets.

The following table sets forth gross unrealized losses for fixed maturities by maturity period and for equity securities at December 31, 2012 and 2011. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers.

DECEMBER 31	2012	2011
(in millions)
Due in one year or less	$0.5	$1.9
Due after one year through five years	4.7	18.9
Due after five years through ten years	2.5	11.2
Due after ten years	8.8	12.9
	16.5	44.9
Mortgage-backed and asset-backed securities	3.5	10.1
Total fixed maturities	20.0	55.0
Equity securities	4.8	8.8
Total fixed maturities and equity securities	$24.8	$63.8

The carrying values of defaulted fixed maturity securities on non-accrual status at December 31, 2012 and 2011 were not material. The effects of non-accruals compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities, were reductions in net investment income of $2.5 million and $2.3 million for the years ended December 31, 2012 and 2011, respectively. Any defaults in the fixed maturities portfolio in future periods may negatively affect investment income.

Our investment portfolio and shareholders’ equity can be significantly impacted by changes in market values of our securities. As the U.S. and global financial markets and economies have not fully stabilized, market volatility could increase and defaults on fixed income securities could occur. As a result, we could incur additional realized and unrealized losses in future periods, which could have a material adverse impact on our results of operations and/or financial position.

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

DERIVATIVE INSTRUMENTS

We maintain an overall risk management strategy that incorporates the use of derivative instruments, as necessary, to manage significant unplanned fluctuations in earnings caused by foreign currency and interest rate volatility.

In 2012, we realized a loss of $5.1 million on futures contracts relating to the release of tax capital loss carryforwards. Additionally, we recognized a gain of $0.7 million on a foreign currency forward used to mitigate changes in fair value caused by foreign currency fluctuation in converting U.K. pound sterling (“GBP”) denominated securities into their U.S. dollar denominated equivalent.

In April 2011, we entered into a foreign currency forward contract to hedge the foreign currency exchange risk embedded in the purchase price of Chaucer, which was denominated in GBP. This contract had a notional amount of £297.9 million and was settled on July 14, 2011, resulting in the recognition of a loss of $11.3 million in income from continuing operations. The loss on the contract was due to a decrease in the exchange rate between the GBP and the U.S. dollar, but was more than offset by the lower U.S. dollars required to meet the GBP-based purchase price. See Note 2 – “Acquisitions and Discontinued Operations” in the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K for additional information.

In May 2011, we entered into a treasury lock forward agreement to hedge the interest rate risk associated with our planned issuance of senior debt, which was completed on June 17, 2011. This hedge matured in June 2011 and resulted in a loss of $1.9 million, which was recorded in accumulated other comprehensive income and will be recognized in earnings over the term of the senior notes.

Additionally in 2011, Chaucer held foreign currency forward contracts utilized to mitigate changes in fair value caused by foreign currency fluctuation in converting the fair value of GBP and Euro denominated investment portfolios into their U.S. dollar denominated equivalent. These portfolios supported U.S. dollar denominated claim reserve liabilities. For the year ended December 31, 2011, we recognized a gain of $6.1 million related to these instruments, which were terminated in October 2011.

OTHER ITEMS

Net income also included the following items:

(in millions)	Commercial Lines	Personal Lines	Chaucer	Other Property and Casualty	Discontinued Operations	Total
2012
Net realized investment gains	$12.5	$7.1	$1.5	$2.5	$—	$23.6
Net loss from retirement of debt	—	—	(5.1)	—	—	(5.1)
Net costs related to acquired businesses	—	—	—	(2.6)	—	(2.6)
Net foreign exchange losses	—	—	—	(0.4)	—	(0.4)
Discontinued operations, net of taxes	—	—	—	—	9.8	9.8

2011
Net realized investment gains	$4.7	$4.0	$6.7	$12.7	$—	$28.1
Net gain (loss) from retirement of debt	0.3	—	—	(2.6)	—	(2.3)
Net costs related to acquired businesses	—	—	—	(16.4)	—	(16.4)
Loss on derivative instruments	—	—	—	(11.3)	—	(11.3)
Net foreign exchange gains	—	—	—	6.7	—	6.7
Discontinued operations, net of taxes	—	—	—	—	5.2	5.2

2010
Net realized investment gains (losses)	$13.3	$17.8	$—	$(1.4)	$—	$29.7
Loss from retirement of debt	—	—	—	(2.0)	—	(2.0)
Discontinued operations, net of taxes	—	—	—	—	1.6	1.6

We manage investment assets for our Commercial Lines, Personal Lines, and Other Property and Casualty segments based on the requirements of our U.S. combined property and casualty companies. We allocate the investment income, expenses and realized gains and losses to our Commercial Lines, Personal Lines and Other Property and Casualty segments based on actuarial information related to the underlying businesses. We manage investment assets separately for our Chaucer segment.

Net realized gains on investments were $23.6 million, $28.1 million, and $29.7 million for 2012, 2011, and 2010, respectively. Net realized gains in 2012 were primarily due to $31.8 million of gains recognized from the sale of equities and fixed maturities, partially offset by $7.8 million of other-than-temporary impairments. Net realized gains in 2011 were primarily due to $27.7 million of gains recognized from the sale of fixed maturities and equity securities and $6.1 million of gains on foreign currency hedges, partially offset by $6.9 million of other-than-temporary impairments. Net realized gains in 2010 were due to $43.6 million of gains recognized, primarily from the sale of fixed maturities and equity securities, partially offset by $13.9 million of other-than-temporary impairments.

In 2012, we repurchased $65.4 million of our subordinated unsecured notes related to Chaucer at a par value. These notes had a carrying value of $60.3 million, resulting in a net loss of $5.1 million on the repurchases. In addition, we repurchased $7.0 million of capital securities related to AIX Holdings, Inc. (“AIX”) at par value. In 2011, we repurchased in several transactions, $69.5 million of our Series B 8.207% Subordinated Deferrable Interest Debentures (“Junior Debentures”) at a cost of $72.1 million, resulting in a net loss of $2.6 million on the repurchases. In addition, we repurchased $8.0 million of capital securities related to AIX at a cost of $7.7 million, resulting in a gain of $0.3 million. The net loss on all debt repurchases in 2011 was $2.3 million. In 2010, we repurchased $36.5 million of these Junior Debentures at a cost of $38.5 million, resulting in a loss of $2.0 million on the repurchase.

Acquisition costs were $2.6 million and $16.4 million for 2012 and 2011, respectively, and primarily consist of advisory, legal, and accounting costs associated with the acquisition of Chaucer on July 1, 2011. See Note 2 – “Acquisitions and Discontinued Operations” of the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

Operations are subject to risk resulting from interest rate fluctuations which may adversely impact the valuation of the investment portfolio. In a rising interest rate environment, the value of the fixed income sector, which comprises 87% of our investment portfolio, may decline as a result of decreases in the fair value of the securities. Our intent is to hold securities to maturity and recover the decline in valuation as prices accrete to par. However, our intent may change prior to maturity due to changes in the financial markets, our analysis of an issuer’s credit metrics and prospects, or as a result of changes in cash flow needs. Interest rate fluctuations may also reduce net investment income and as a result, profitability. The portfolio may realize lower yields and therefore lower net investment income on securities because the securities with prepayment and call features may prepay at a different rate than originally projected. In a declining interest rate environment, prepayments and calls may increase as issuers exercise their option to refinance at lower rates. The resulting funds would be reinvested at lower yields. In a rising interest rate environment, funds may not be available to invest at higher interest rates.

The following table illustrates the estimated impact on the fair value of our investment portfolio at December 31, 2012 of hypothetical changes in prevailing interest rates, defined as changes in interest rates on U.S. Treasury debt. It does not reflect changes in credit spreads, liquidity spreads and other factors that affect the value of securities. Since changes in prevailing interest rates are often accompanied by changes in these other factors, the reader should not assume that an actual change in interest rates would result in the values illustrated.

INVESTMENT TYPE	+300bp	+200bp	+100bp	0	-100bp	-200bp	-300bp
(Dollars in millions)
Residential mortgage-backed securities	$730	$755	$780	$805	$820	$825	$825
Municipal securities	900	955	1,025	1,095	1,165	1,215	1,230
All other fixed income securities	4,515	4,685	4,865	5,050	5,195	5,245	5,255
Total	$6,145	$6,395	$6,670	$6,950	$7,180	$7,285	$7,310

Our overall investment strategy is intended to balance investment income with credit and duration risk while maintaining sufficient liquidity and the opportunity for capital growth. The asset allocation process takes into consideration the types of business written, the level of surplus required to support our different businesses and the risk return profiles of the underlying asset classes. We look to balance the goals of capital preservation, net investment income stability, liquidity and total return.

The majority of our assets are invested in the fixed income markets. Through fundamental research and credit analysis with a focus on value investing, our investment professionals seek to identify a portfolio of stable income-producing higher quality U.S. government, foreign government, municipal, corporate, residential and commercial mortgage-backed securities, and asset-backed securities. We have a general policy of diversifying investments both within and across major investment and industrial sectors to mitigate credit and interest rate risk. We monitor the credit quality of our investments and our exposure to individual markets, borrowers, industries, sectors and, in the case of commercial mortgage-backed securities, property types and geographic locations. In addition, we currently carry debt which is subject to interest rate risk, which was issued at fixed interest rates between 5.50% and 8.207%. Current market conditions do not allow for us to invest assets at similar rates of return; therefore, earnings on a similar level of assets are not sufficient to cover current debt interest costs.

The following tables for the years ended December 31, 2012 and 2011 provide information about financial instruments that are sensitive to changes in interest rates. The tables present principal cash flows and related weighted-average interest rates by expected maturities. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers. Mortgage-backed and asset-backed securities are included in the category representing their expected maturity. Available-for-sale securities include both U.S. and foreign-denominated fixed maturities. Additionally, we have assumed available-for-sale securities are similar enough to aggregate those securities for presentation purposes. Specifically, variable rate available-for-sale securities comprise an immaterial portion of the portfolio and do not have a significant impact on weighted-average interest rates. Therefore, the variable rate investments are not presented separately; instead they are included in the tables at their current interest rate. Debt is presented at contractual maturities, except for the FHLBB community development advances (“CDAs”) which were repaid in January 2013.

DECEMBER 31, 2012	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value 12/31/12
(Dollars in millions)
Rate Sensitive Assets:
Available-for-sale securities	$644.5	$726.1	$756.0	$711.5	$588.5	$2,785.2	$6,211.8	$6,952.2
Average interest rate	3.98%	4.14%	4.00%	4.65%	4.16%	4.45%	4.31%
Rate Sensitive Liabilities:
Debt	$46.3	$—	$—	$—	$—	$803.1	$849.4	$995.2
Average interest rate	3.88%	—	—	—	—	6.84%	6.68%

DECEMBER 31, 2011	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value 12/31/11
(Dollars in millions)
Rate Sensitive Assets:
Available-for-sale securities	$560.9	$623.1	$608.7	$534.0	$588.6	$2,873.3	$5,788.6	$6,285.1
Average interest rate	3.82%	4.20%	4.35%	4.71%	4.96%	5.11%	4.75%
Rate Sensitive Liabilities:
Debt	$6.9	$—	$—	$—	$—	$904.2	$911.1	$1,014.9
Average interest rate	7.12%	—	—	—	—	6.53%	6.53%

EQUITY PRICE RISK

Our equity securities portfolio is exposed to equity price risk arising from potential volatility in equity market prices. Portfolio characteristics are analyzed regularly and price risk is actively managed through a variety of techniques. A hypothetical increase or decrease of 10% in the market price of our equity securities would have resulted in an increase or decrease in the fair value of the equity securities portfolio of approximately $32 million at December 31, 2012 and approximately $25 million at December 31, 2011.

FOREIGN CURRENCY EXCHANGE RISK

Our Chaucer segment has exposure to foreign currency risk, most notably in its insurance contracts and its invested assets. Some of its insurance contracts provide that ultimate losses may be payable in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. Thus, our Chaucer segment attempts to manage its foreign currency risk by seeking to match its liabilities under insurance and reinsurance policies that are payable in foreign currencies with cash and investments that are denominated in such currencies. We may also utilize foreign currency forward contracts as part of our investment strategy. The principal currency creating foreign exchange risk for us is the U.K. pound sterling, and to a lesser extent, the Euro and the Canadian dollar. A hypothetical 10% reduction in the value of foreign denominated investments would be expected to produce a loss in fair value of approximately $124 million and $128 million at December 31, 2012 and 2011, respectively.

DISCONTINUED OPERATIONS

Discontinued operations primarily consist of our Discontinued Accident and Health Business and our Discontinued Third Party Administration Business, CMI.

The Discontinued Accident and Health Business had no significant financial results that impacted 2012, 2011 or 2010.

Discontinued operations for the year ended December 31, 2012 primarily include the net gain on the sale of our third party administration subsidiary, CMI, which was completed on April 30, 2012. CMI provided third party workers’ compensation and disability program administration services (such as claims administration, loss prevention and medical cost containment and in-house excess workers’ compensation coverage) to public entities, self–insured employers and group programs. CMI generated total revenues of $4.4 million during the four months ended April 30, 2012 and $12.5 million and $12.0 million during the years ended December 31, 2011 and 2010, respectively. Income before taxes totaled $0.7 million during the first four months of 2012, while contributing $2.0 million and $2.1 million during 2011 and 2010, respectively. Assets and shareholder’s equity transferred as part of this sale totaled $10.9 million and $0.6 million, respectively. This sale resulted in a net gain of $10.8 million after taxes and is included in discontinued operations for the year ended December 31, 2012.

INCOME TAXES

We are subject to the tax laws and regulations of the U.S. and foreign countries in which we operate. We file a consolidated U.S. federal income tax return that includes the holding company and its U.S. subsidiaries. Generally, taxes are accrued at the U.S. statutory tax rate of 35% for income from the U.S. operations. Our primary non-U.S. jurisdiction is the U.K. In July 2012, the U.K. statutory rate decreased from 26% to 24% effective April 1, 2012 and from 24% to 23% effective April 1, 2013. We accrue taxes on certain non-U.S. income that is subject to U.S. tax as a result of being owned by a U.S. shareholder at the U.S. tax rate. Foreign tax credits, where available, are utilized to offset U.S. tax as permitted. Certain of our non-U.S. income is not subject to U.S. tax until repatriated. Foreign taxes on this non-U.S. income are accrued at the local foreign rate and do not have an accrual for U.S. deferred taxes since these earnings are intended to be permanently reinvested overseas.

The benefit for income taxes from continuing operations was $17.4 million in 2012, compared to a benefit of $9.9 million and an expense of $56.0 million in 2011 and 2010, respectively. These amounts resulted in consolidated effective federal tax rates of (60.6)%, (45.8)%, and 27.2% on pre-tax income for 2012, 2011, and 2010, respectively. These provisions reflect the decreases in our valuation allowance related to capital loss carryforwards of $7.7 million, $7.5 million, and $9.7 million in 2012, 2011, and 2010, respectively. In addition, these provisions reflect benefits related to tax planning strategies implemented in prior years of $14.3 million, $9.7 million and $3.2 million in 2012, 2011 and 2010, respectively. Absent these benefits, the provision for income taxes for 2012, 2011, and 2010 would have been $4.6 million or 16.0%, $7.3 million or 33.8%, and $68.9 million or 33.5%, respectively. The decrease in 2012 effective tax rate is primarily due to higher income from foreign operations not subject to U.S. tax.

Our income tax provision on segment income was a benefit of $1.9 million for 2012, compared to an expense of $2.6 million for 2011 and an expense of $59.3 million in 2010. These provisions resulted in effective tax rates for segment income of (14.4)%, 15.5% and 33.3% in 2012, 2011 and 2010, respectively. The tax benefit in 2012 is primarily due to income from foreign operations not subject to U.S. tax and lower segment income. The decrease in expense for 2011 is primarily due to lower segment income.

Included in our deferred tax net asset as of December 31, 2012 is an asset of $58.4 million related to U.S. net operating loss carryforwards and a deferred tax asset of $16.7 million related to foreign net operating loss carryforwards. Our pre-tax U.S. operating loss carryforward of $166.8 million will expire beginning in 2031. Our pre-tax foreign operating loss carryforwards of $70.7 million were generated in the U.K. and have no expiration date. It is our opinion that there will be sufficient future U.S. and U.K. taxable income to utilize these loss carryforwards. Our estimate of the gross amount and likely realization of loss carryforwards may change over time.

Included in our deferred tax net asset as of December 31, 2012 are assets of $112.2 million related to alternative minimum tax (“AMT”) credit carryforwards and $14.6 million related to foreign tax credit carryforwards. We may utilize these credits to offset future taxable income. The result of their utilization will be a lower current tax rate offset by a higher deferred tax provision, and also lower cash expenditures for federal income taxes during the utilization period. There is no expiration on AMT credit carryforwards and our foreign tax credit carryforwards will expire beginning in 2021. It is our opinion that there will be sufficient future U.S. and U.K. taxable income to utilize these tax credit carryforwards. Our estimate of the gross amount and likely realization of tax credit carryforwards may change over time.

In June 2012, we completed a transaction which resulted in the realization, for tax purposes only, of unrealized gains in our investment portfolio of $69.6 million. This transaction enabled us to realize capital loss carryforwards to offset this gain, and resulted in the release of $24.4 million of the valuation allowance we held against the deferred tax asset related to these capital loss carryforwards. Of the total $24.4 million release, $0.3 million was recorded as an increase in continuing operations and $24.1 million is reflected as a benefit in accumulated other comprehensive income. This $24.1 million will be released into income from continuing operations, related to non-segment income, in future years, as the investment securities subject to these transactions are sold or mature.

During 2012, we released $35.9 million of our valuation allowance related to our deferred tax asset held at the beginning of the year. The release of this valuation allowance resulted from the aforementioned transaction which utilized our capital loss carryforwards, unrealized appreciation in our investment portfolio, and net realized capital gains in our Consolidated Statements of Income. Accordingly, we recorded decreases in our valuation allowance of $25.3 million as an adjustment to accumulated other comprehensive income, $7.7 million as an adjustment to income tax expense from continuing operations, and $2.9 million in discontinued operations.

In September 2011, we completed a transaction which resulted in the realization, for tax purposes only, of unrealized gains in our investment portfolio of $98.4 million. This transaction enabled us to realize capital loss carryforwards to offset this gain, and resulted in the release of $29.0 million of the valuation allowance we held against the deferred tax asset related to these capital loss carryforwards. A release of $0.2 million was reflected in income from continuing operations and the remaining amount of $28.8 million was reflected as a benefit in accumulated other comprehensive income. During 2012, we recognized $1.4 million of the $28.8 million in income from continuing operations, related to non-segment income. The remaining amount will be released into income from continuing operations in future years, as the investment securities subject to these transactions are sold or mature.

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

In November 2011, we reached an agreement with the IRS on our 2005 to 2006 audit cycle, resulting in a tax benefit of $2.1 million recognized as income related to our discontinued operations. The benefit is primarily due to the concession of our separate account dividends received deduction issue by the IRS Appeals Division, which resulted in the reduction of our liability for this uncertain tax position. See Note 7 – “Income Taxes” in the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K for additional information. Also in April 2011, we received notification that an interest refund claim filed with the Internal Revenue Service in 2009 had been accepted, resulting in a tax benefit of $0.6 million recognized in discontinued operations.

In January, July, September, and December 2010, we completed transactions which resulted in the realization, for tax purposes only, of unrealized gains in our investment portfolio of $98.4 million, $37.1 million, $31.1 million, and $120.8 million, respectively. These transactions enabled us to realize capital loss carryforwards to offset these gains, and resulted in the release of $66.2 million and $34.4 million in 2010 and 2009, respectively, of the valuation allowance we held against the deferred tax asset related to these capital loss carryforwards. The total release of $100.6 million was accounted for as an increase in income from continuing operations of $3.2 million and $6.0 million in 2010 and 2009, respectively, with the remaining $91.4 million reflected as a benefit in accumulated and other comprehensive income at December 31, 2010. During 2012 and 2011, we recognized $12.6 million and $9.5 million, respectively, of the $91.4 million in income from continuing operations, related to non-segment income. The remaining amount will be released into income from continuing operations in future years, as the investment securities subject to these transactions are sold or mature.

In 2010, we reduced the valuation allowance related to our deferred tax asset by a total of $104.1 million, from $195.6 million to $91.5 million. There were four principal components to this reduction. First, we reduced the valuation allowance by $66.2 million as a result of the aforementioned transactions which utilized our capital loss carryforwards. Second, we increased the valuation allowance by $20.3 million for certain tax basis unrealized losses which we did not believe we could utilize. This increase was reflected as a decrease in accumulated other comprehensive income. Third, $135.5 million of our capital loss carryforwards expired in 2010. As a result, we released the $47.4 million of the valuation allowance attributable to these expirations with an equal and offsetting reduction in the related deferred tax asset. Fourth, as a result of $29.7 million in net realized capital gains, we decreased our valuation allowance by $9.7 million as an increase to income from continuing operations since these gains utilized our capital loss carryforwards. The remaining $1.1 million decrease was attributable to other items reflected as income from discontinued operations.

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

RESERVE FOR LOSSES AND LOSS EXPENSES

See “Segment Results – Reserves for Losses and Loss Adjustment Expenses” in Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K for a discussion of our critical accounting estimates for loss reserves.

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

Reinsurance recoverables recorded on insurance losses ceded under reinsurance contracts are subject to judgments and uncertainties similar to those involved in estimating gross loss reserves, as disclosed above. In addition to these uncertainties, our reinsurance recoverables may prove uncollectible if the reinsurers are unable or unwilling to perform under the reinsurance contracts. In establishing our reinsurance allowance for amounts deemed uncollectible, we evaluate the financial condition of our reinsurers and monitor concentration of credit risk arising from our exposure to individual reinsurers. To determine if an allowance is necessary, we consider, among other factors, published financial information, reports from rating agencies, payment history, collateral held and our legal right to offset balances recoverable against balances we may owe. Our reinsurance allowance for doubtful accounts is subject to uncertainty and volatility due to the time lag involved in collecting amounts recoverable from reinsurers. Over the period of time that losses occur, reinsurers are billed and amounts are ultimately collected, economic conditions, as well as the operational and financial performance of particular reinsurers, may change and these changes may affect the reinsurers’ willingness and ability to meet their contractual obligation to us. It is also difficult to fully evaluate the impact of major catastrophic events on the financial stability of reinsurers, as well as the access to capital that reinsurers may have when such events occur. The ceding of insurance does not legally discharge us from our primary liability for the full amount of the policies, and we will be required to pay the loss and bear collection risk even if the reinsurers fail to meet their obligations under the reinsurance contracts.

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

Expenses related to these plans are generally calculated based upon information available at the beginning of the plan year. Our pre-tax expense related to our defined benefit plans was $11.0 million and $13.0 million for 2012 and 2011, respectively. Expenses in 2012 include $1.8 million related to the Chaucer pension plan and expenses in 2011 include $0.4 million related to the Chaucer pension plan for the period of July 1, 2011 to December 31, 2011.

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

As of December 31, 2012 and 2011, we determined our discount rate utilizing an independent yield curve which provides for a portfolio of high quality bonds that are expected to match the cash flows of our pension plan. Bond information used in the yield curve included only those rated Aa or better as of December 31, 2012 and 2011, respectively, and had been rated by at least two well-known rating agencies. At December 31, 2012, based upon our qualified plan liabilities and cash flows in relation to this discount curve, we decreased our discount rate to 4.25%, from 5.125% at December 31, 2011.

For the years ended December 31, 2012 and 2011, the expected rate of return on our qualified plan assets was 6.0% and 6.50%, respectively. The decrease reflects our strategy to shift investment assets from equity securities to fixed maturity investments over several years resulting in our composition of 84% fixed maturities and 16% equities at December 31, 2012, as well as declines in the fixed maturities markets in general. Actual returns of the plan investments generated approximately $57 million and $58 million of gains during 2012 and 2011, respectively, as compared to expected returns of approximately $33 million and $34 million, respectively.

In 2012, actuarial losses of approximately $48 million primarily resulting from the decrease in the discount rate from the prior year were partially offset by the benefit from investment gains of approximately $24 million. The benefit from the investment gains experienced in 2011 was essentially offset by a decrease in the discount rate from the prior year. These net losses resulted in adjustments to our accumulated net actuarial losses in 2012 and 2011 of $23.7 million and $0.4 million, respectively, which are reflected as decreases to our accumulated other comprehensive income. The change in these actuarial gains and losses is amortized into earnings in future years. The adjustments to accumulated other comprehensive income from these actuarial losses occurring in 2012 and 2011 were offset by the amortization of actuarial losses from prior years of $10.8 million and $14.0 million in 2012 and 2011, respectively. Given the effect of our actual investment experience in 2012, and taking into consideration the decrease in discount rates in 2013, U.S. pension related expenses in 2013 are expected to increase slightly from 2012. Accordingly, we expect our pre-tax pension expense for the U.S. qualified defined benefit pension plan to increase from approximately $6 million in 2012 to approximately $7 million in 2013.

Holding all other assumptions constant, sensitivity to changes in our key assumptions related to our U.S. qualified defined benefit pension plan are as follows:

Discount Rate – A 25 basis point increase in the discount rate would decrease our pension expense in 2013 by $1.8 million and decrease our projected benefit obligation by $14.3 million. A 25 basis point reduction in the discount rate would increase our pension expense by $1.8 million and increase our projected benefit obligation by $14.9 million.

Expected Return on Plan Assets – A 25 basis point increase or decrease in the expected return on plan assets would decrease or increase our pension expense in 2013 by $1.4 million.

Chaucer Pension Plan

Prior to 2002, our Chaucer segment provided defined benefit pension retirement benefits to certain of its employees. As of December 31, 2001, the defined benefit section of the pension plan was closed to new members. The defined benefit obligation for this plan is based on the employees’ years of service and final pensionable salary.

As of December 31, 2012, we determined our discount rate utilizing an independent yield curve which provides for a portfolio of high quality bonds that are expected to match the cash flows of our Chaucer plan due to the longer duration of the plan liabilities. As of December 31, 2011, we determined our discount rate utilizing a 15 Year AA corporate bond index. At December 31, 2012, based upon our Chaucer plan liabilities and cash flows in relation to these yield curves, we decreased our discount rate to 4.80% from 4.90% at December 31, 2011.

For the year ended December 31, 2012 and the six months ended December 31, 2011, the expected rate of return on plan assets was 7.50% and 7.40%, respectively. The composition of our Chaucer plan assets are 77% equities, 14% fixed maturities, and 9% real estate funds at December 31, 2012. Actual returns of the plan investments generated approximately $10 million of gains and $5 million of losses during the year ended December 31, 2012 and the six months ended December 31, 2011, respectively as compared to expected returns of approximately $6 million and $3 million, respectively.

The benefit from the investment gains experienced in 2012 was partially offset by a decrease in the discount rate from the prior year, resulting in net actuarial gains for the Chaucer plan of approximately $2.5 million. Investment losses experienced in 2011, combined with the decrease in the discount rate, partially offset by a decrease in the inflation rate and changes in other assumptions, resulted in net actuarial losses for the Chaucer plan of $14.1 million. These gains and losses are reflected as increases and decreases to our accumulated other comprehensive income, respectively. This balance is amortized into earnings in future periods. Given the effect of our actual investment experience in 2012, expected rates of return on investments in 2013 and taking into consideration the slight decrease in discount rates, pension related expenses for the Chaucer plan are expected to decrease in 2013 from $1.8 million to approximately $1.3 million (using the December 31, 2012 GBP to U.S. dollar conversion rate of 1.63).

Holding all other assumptions constant (using the December 31, 2012 GBP to U.S. dollar conversion rate of 1.63), sensitivity to changes in our key assumptions related to our Chaucer pension plan are as follows:

Discount Rate – A 25 basis point increase in the discount rate would decrease our pension expense in 2013 by $0.2 million and decrease our projected benefit obligation by $7.3 million. A 25 basis point reduction in the discount rate would increase our pension expense by $1.5 million and increase our projected benefit obligation by $7.8 million.

Expected Return on Plan Assets – A 25 basis point increase or decrease in the expected return on plan assets would decrease or increase our pension expense in 2013 by $0.2 million.

OTHER-THAN-TEMPORARY IMPAIRMENTS

We employ a systematic methodology to evaluate declines in fair values below amortized cost for all fixed maturity and equity security investments. The methodology utilizes a quantitative and qualitative process which seeks to ensure that available evidence concerning the declines in fair value below amortized cost is evaluated in a disciplined manner. In determining whether a decline in fair value below amortized cost is other-than-temporary, we evaluate several factors and circumstances, including the issuer’s overall financial condition; the issuer’s credit and financial strength ratings; the issuer’s financial performance, including earnings trends, dividend payments and asset quality; any specific events which may influence the operations of the issuer; the general outlook for market conditions in the industry or geographic region in which the issuer operates; and the length of time and the degree to which the fair value of an issuer’s securities remains below our cost. With respect to fixed maturity investments, we consider factors that might raise doubt about the issuer’s ability to make contractual payments as they become due and whether we expect to recover the entire amortized cost basis of the security. With respect to equity securities, we consider our ability and intent to hold the investment for a period of time to allow for a recovery in value.

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

For our impairment review of asset-backed fixed maturity securities, we forecast our best estimate of the prospective future cash flows of the security to determine if we expect to recover the entire amortized cost basis of the security. Our analysis includes estimates of underlying collateral default rates based on historical and projected delinquency rates and estimates of the amount and timing of potential recovery. We consider available information relevant to the collectability of cash flows, including information about the payment terms of the security, prepayment speeds, the financial condition of the underlying borrowers, collateral trustee reports, credit ratings analysis and other market data when developing our estimate of the expected cash flows.

When an OTTI of a debt security occurs, and we intend to sell or more likely than not will be required to sell the investment before recovery of its amortized cost basis, the amortized cost of the security is reduced to its fair value, with a corresponding charge to earnings, which reduces net income and earnings per share. If we do not intend to sell the fixed maturity investment or more likely than not will not be required to sell it, we separate the OTTI into the amount we estimate represents the credit loss and the amount related to all other factors. The amount of the estimated loss attributable to credit is recognized in earnings, which reduces net income and earnings per share. The amount of the estimated OTTI that is non-credit related is recognized in other comprehensive income, net of applicable taxes.

We estimate the amount of the OTTI that relates to credit by comparing the amortized cost of the debt security with the net present value of the debt security’s projected future cash flows, discounted at the effective interest rate implicit in the investment prior to impairment. The non-credit portion of the impairment is equal to the difference between the fair value and the net present value of the debt security at the impairment measurement date.

OTTIs of equity securities are recorded as realized losses, which reduce net income and earnings per share. The new cost basis of an impaired security is not adjusted for subsequent increases in estimated fair value.

For equity method investments, we recognize an impairment when evidence demonstrates that a loss in value that is other-than-temporary has occurred. Evidence of a loss in value that is other-than-temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment. During each period, we evaluate whether an impairment indicator has occurred that may have a significant adverse affect on the carrying value of the investment. Impairment indicators may include: lower expectations of residual value from a limited partnership, reduced valuations of the investments held by limited partnerships, actual recent cash flows that are significantly less than expected cash flows or any other adverse events since the last financial statements received that might affect the value of the investee’s capital. OTTIs of equity method investments are recorded as realized losses, which reduce net income and earnings per share.

Temporary declines in market value are recorded as unrealized losses, which do not affect net income and earnings per share, but reduce accumulated other comprehensive income, which is reflected in our Consolidated Balance Sheets. We cannot provide assurance that the OTTIs will be adequate to cover future losses or that we will not have substantial additional impairments in the future. (See “Investments” in Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K for further discussion regarding OTTIs and securities in an unrealized loss position).

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

The following are the components of our deferred tax assets and liabilities as of December 31, 2012. There is no valuation allowance associated with our deferred tax assets as of December 31, 2012.

DEFERRED TAX ASSETS (LIABILITIES)	Gross Amount
(in millions)
Tax attributes
Tax credit carryforwards	$126.8
Operating loss carryforwards	75.1
201.9
Other
Loss, LAE and unearned premium reserves, net	190.6
Deferred policy acquisition costs	(115.8)
Employee benefit plans	56.4
Investments, net	(43.3)
Software capitalization	(31.4)
Deferred Lloyd’s underwriting losses	13.5
Deferred foreign sourced income	(8.0)
Other, net	3.7
65.7
Total	$267.6

We have $112.2 million of alternative minimum tax credit carryforwards and $14.6 million of foreign tax credit carryforwards. The alternative minimum tax credit carryforwards have no expiration date and may be used to offset regular federal income taxes due from future income. The foreign tax credit carryforwards will expire beginning in 2021. In addition, we have operating loss carryforwards that relate to current year U.S. net operating loss and foreign net operating loss carryforwards from our Chaucer segment. The U.S. net operating loss carryforwards expire beginning in 2031 and the Chaucer net operating loss carryforwards have no expiration date. Based on our projection of future economic conditions, taxable income, reversals of existing taxable temporary liabilities, and our strategic tax planning strategies, we believe that these tax credit carryforwards and operating loss carryforwards will be fully realized.

We believe the remaining deferred tax asset from other temporary differences will be fully realizable based on our projected future taxable income and recent financial operations. Although we believe that these assets are fully recoverable, there can be no certainty that future events will not affect their recoverability. Future economic conditions and debt market volatility, including increases in interest rates, can adversely impact our tax planning strategies.

STATUTORY SURPLUS OF U.S. INSURANCE SUBSIDIARIES

The following table reflects statutory surplus for our U.S. insurance subsidiaries:

DECEMBER 31	2012	2011
(in millions)
Total Statutory Capital and Surplus–U.S. Insurance Subsidiaries	$1,523.4	$1,582.8

The statutory capital and surplus for our U.S. insurance subsidiaries decreased $59.4 million during 2012, primarily due to underwriting losses primarily as a result of Superstorm Sandy.

The NAIC prescribes an annual calculation regarding risk based capital (“RBC”). RBC ratios for regulatory purposes, as described in the glossary, are expressed as a percentage of the capital required to be above the Authorized Control Level (the “Regulatory Scale”); however, in the insurance industry, RBC ratios are widely expressed as a percentage of the Company Action Level. The following table reflects the Company Action Level, the Authorized Control Level and RBC ratios for Hanover Insurance (which includes Citizens and other U.S. insurance subsidiaries), as of December 31, 2012 and 2011, expressed both on the Industry Scale (Total Adjusted Capital divided by the Company Action Level) and Regulatory Scale (Total Adjusted Capital divided by Authorized Control Level):

(dollars in millions)
DECEMBER 31, 2012	Company Action Level	Authorized Control Level	RBC Ratio Industry Scale	RBC Ratio Regulatory Scale
The Hanover Insurance Company	$657.6	$328.8	230%	460%

DECEMBER 31, 2011
The Hanover Insurance Company	$581.9	$291.0	270%	540%

LLOYD’S CAPITAL REQUIREMENT

Chaucer corporate members operate in the Lloyd’s market, which requires that these members deposit funds, referred to as “Funds at Lloyd’s”, to support their underwriting interests. Lloyd’s sets required capital annually for all participating syndicates based on each syndicate’s business plans, the rating and reserving environment, and discussions with regulatory and rating agencies. Although the minimum capital levels are set by Lloyd’s, it is the responsibility of Chaucer to continually monitor the risk profiles of its managed syndicates to ensure that the level of funding remains appropriate. Such capital is comprised of cash and cash equivalents, investments, undrawn letters of credit provided by various banks and other assets. At December 31, 2012, we are in compliance with the capital requirements. We have the following securities, assets and letters of credit pledged to Lloyd’s to satisfy these capital requirements at December 31, 2012. In 2012, the Company has decided not to renew its capital provision reinsurance treaty for the 2013 underwriting year with Flagstone Re. In accordance with the terms of the capital provision reinsurance treaty, Flagstone Re is obligated to provide funds at Lloyd’s in relation to its participation during the 2009 through 2012 underwriting years, until such time that these years close. Even without the reinsurance treaty, we expect to be able to meet these capital requirements in the future.

(in millions)
Letters of credit	$180.0
Reinsurance treaty	94.9
Fixed maturities, at fair value	496.9
Cash and cash equivalents	3.4
Total securities, assets and letters of credit pledged to Lloyd’s	$775.2

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of our ability to generate sufficient cash flows to meet the cash requirements of business operations. As a holding company, our primary ongoing source of cash is dividends from our insurance subsidiaries. However, dividend payments to us by our U.S. insurance subsidiaries are subject to limitations imposed by regulators, such as prior notice periods and the requirement that dividends in excess of a specified percentage of statutory surplus or prior year’s statutory earnings receive prior approval (so called “extraordinary dividends”). No dividends were paid to the holding company by Hanover Insurance in 2012. In 2011, a $99 million ordinary dividend was paid by Hanover. This dividend was used to help fund the acquisition of Chaucer. In 2010, a dividend of $75.0 million was paid by Hanover, providing cash and securities to the holding company.

Dividend payments to the holding company by our Chaucer business are regulated by U.K. law. Dividends from Chaucer are dependent on dividends from its subsidiaries. Annual dividend payments from Chaucer are limited to retained earnings that are not restricted by capital and other requirements for business at Lloyd’s. Also, Chaucer must provide advance notice to the U.K.’s Financial Services Authority (“FSA”) of certain proposed dividends or other payments from FSA regulated entities. In connection with an intercompany borrowing arrangement with the holding company, interest on a $300 million note is paid by Chaucer on a quarterly basis to the holding company. This interest approximates $5.5 million quarterly and may be deferred at the election of the holding company. If deferred, the interest is added to the principal. As of December 31, 2012, Chaucer has paid $27.4 million of interest to the holding company.

At December 31, 2012, THG, as a holding company, held approximately $163.2 million of fixed maturities and cash. We believe our holding company assets are sufficient to meet our future obligations, which consists primarily of dividends to our shareholders (as and to the extent declared), the interest on our senior debentures, additional funds relating to the purchase of Chaucer, certain costs associated with benefits due to our former life employees and agents, and to the extent required, payments related to indemnification of liabilities associated with the sale of various subsidiaries. We do not expect that it will be necessary to dividend additional funds from our insurance subsidiaries in order to fund 2013 holding company obligations; however, we may decide to do so.

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

Net cash provided by operating activities was $408.2 million during 2012, compared to net cash provided by operations of $221.7 million in 2011 and $83.6 million in 2010. The $186.5 million increase in 2012 compared to 2011 primarily resulted from an increase in premiums, partially offset by an increase in loss and LAE payments. The $138.1 million increase in net cash provided by operating activities in 2011 compared to 2010 primarily resulted from the absence, in 2011, of a $100.0 million contribution made to our qualified defined benefit pension plan in 2010, and increased premium collections in 2011, primarily associated with OneBeacon business written in 2010 and our Chaucer business.

Net cash used in investing activities was $562.8 million during 2012, compared to net cash provided by investing activities of $182.8 million in 2011 and net cash used in investing activities of $98.8 million in 2010. During 2012, cash used was primarily related to net purchases of fixed maturities as we invested cash from Chaucer and net investments in equity securities. Cash used to purchase investments was partially offset by cash received from the sale of a building. See Note 3 – “Investments” in the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K. During 2011, cash provided by investing activities primarily resulted from $756.1 million of cash and cash equivalents acquired from Chaucer. This increase was partially offset by cash paid for the Chaucer acquisition totaling $468.4 million, which included an $11.3 million payment related to a foreign currency exchange forward contract, and the investment of a portion of our Chaucer segment’s cash into fixed maturities. During 2010, cash used was primarily related to our net purchases of equity securities and fixed maturities. Additionally, cash was used in 2010 in connection with our acquisitions and renewal rights transactions.

Net cash used in financing activities was $133.4 million during 2012, compared to net cash provided by financing activities of $127.3 million in 2011 and net cash used by financing activities of $8.6 million in 2010. During 2012, cash used in financing activities primarily resulted from the repurchases of $72.4 million of debt, the payment of dividends to shareholders, repurchases of our common stock and repayments of collateral held for our securities lending program, partially offset by the proceeds from the FHLBB debt borrowings. During 2011, cash provided by financing activities primarily resulted from the issuance, on June 17, 2011, of $300.0 million of unsecured senior debentures. Cash received from the issuance of debt was partially offset by the repurchases of $86.8 million of debt, the payment of dividends to our shareholders, repayments of collateral related to our securities lending program, and repurchases of common stock. During 2010, cash used in financing activities primarily resulted from repurchases of common stock and debt, as well as the payment of dividends to our shareholders. These were substantially offset by proceeds from the issuance, on February 23, 2010, of $200.0 million unsecured senior debentures.

Dividends to common shareholders are subject to quarterly board approval and declaration. During 2012, as declared by the Board, we paid three quarterly dividends of $0.30 per share and one quarterly dividend of $0.33 per share to our shareholders. The total dividends paid to our shareholders in 2012 were $55.1 million. We believe that our holding company assets are sufficient to provide for future shareholder dividends should the Board of Directors declare them.

We expect to continue to generate sufficient positive operating cash to meet all short-term and long-term cash requirements relating to current operations, including the funding of our qualified defined benefit pension plan and the Chaucer pension plan. Based upon the current estimate of liabilities and certain assumptions regarding investment returns and other factors, our qualified defined benefit pension plan and Chaucer pension plan are underfunded by approximately $15 million and $26 million, respectively, as of December 31, 2012. The ultimate payment amounts for both the defined benefit plan and the Chaucer pension plan are based on several assumptions, including but not limited to, the rate of return on plan assets, the discount rate for benefit obligations, mortality experience, interest crediting rates and the ultimate valuation and determination of benefit obligations. Since differences between actual plan experience and our assumptions are almost certain, changes both positive and negative, to our funded status and ultimately our funding obligations in future periods are likely.

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

Since October 2007 and through December 2012, our Board of Directors has authorized aggregate repurchases of our common stock of up to $500 million. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. During 2012, we repurchased 0.5 million shares of our common stock through open market purchases at a cost of $20.0 million. Total repurchases under this program as of December 31, 2012 were 9.1 million shares at a cost of $384.8 million.

Over the past several years, we have issued, through two separate transactions, $500 million in senior debentures and have received advances of $171.3 million through our membership in FHLBB as part of a collateralized borrowing program. In January 2013, we repaid $46.3 million of our FHLBB CDAs plus prepayment fees of $7.8 million for a total payment of $54.1 million. Additional information related to these borrowings is provided in Note 6 – “Debt and Credit Arrangements” in the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K.

Additionally, from time to time, we may also repurchase our debt. In 2012, we called $65.4 million of our subordinated unsecured notes related to Chaucer at par value. These notes had a carrying value of $60.3 million, resulting in a net loss of $5.1 million on the repurchases. In addition, we called $7.0 million of capital securities related to AIX at par value. These retirements are expected to reduce our annual pre-tax interest costs by approximately $3 million. In 2011, we repurchased, in several transactions, $69.5 million of Junior Debentures at a cost of $72.1 million, resulting in a net loss of $2.6 million. In addition, we repurchased $4.0 million of surplus notes outstanding related to AIX, $8.0 million of capital securities related to AIX and $3.0 million of capital securities related to Professionals Direct, Inc. In 2010, we repurchased $36.5 million of our Junior Debentures at a cost of $38.5 million, resulting in a $2.0 million loss on the repurchases. We may decide to repurchase additional debt on an opportunistic basis.

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

At December 31, 2012, we were in compliance with the covenants of the aforementioned debt agreements.

On March 31, 2010, we acquired Campania Holding Company, Inc. (“Campania”) for a cash purchase price of approximately $24 million, subject to various terms and conditions. Campania specializes in insurance solutions for portions of the healthcare industry.

CONTRACTUAL OBLIGATIONS

Financing obligations generally include repayment of our Senior Debentures, Junior Debentures, borrowings from the FHLBB, and operating lease payments. The following table represents our annual payments related to the contractual principal and interest payments of these financing obligations as of December 31, 2012 and operating lease payments reflect expected cash payments based upon lease terms. In addition, we also have included our estimated payments related to our loss and LAE obligations and our current expectation of payments to be made to support the obligations of our benefit plans. The following table also includes commitments to purchase investment securities at a future date. Actual payments may differ from the contractual and/or estimated payments in the table.

DECEMBER 31, 2012	Maturity less than 1 year	Maturity 1-3 years	Maturity 4-5 years	Maturity in excess of 5 years	Total
(in millions)
Debt(1)	$46.3	$—	$—	$803.1	$849.4
Interest associated with debt(1)	55.3	110.6	110.6	307.6	584.1
Operating lease commitments(2)	18.0	30.1	10.1	0.3	58.5
Qualified defined benefit pension plan funding obligations(3)	—	—	—	—	—
Chaucer pension plan funding obligations(3)	4.5	9.2	9.5	16.9	40.1
Non-qualified defined benefit pension and post-retirement benefit obligations(4)	7.5	14.5	13.0	29.0	64.0
Investment commitments(5)	7.4	7.3	2.6	—	17.3
Loss and LAE obligations(6)	2,089.7	1,968.9	820.4	1,318.0	6,197.0

(1)	Debt includes our senior debentures due in 2025, which pay annual interest at a rate of 7 5/8%, our senior debentures due in 2020, which pay annual interest at a rate of 7.50%, our senior debentures due in 2021, which pay annual interest at a rate of 6.375%, and our junior subordinated debentures due in 2027, which pay cumulative dividends at an annual rate of 8.207%. Payments related to the principal amounts of these agreements represent contractual maturity; therefore, principal and interest associated with these obligations are reflected in the above table based upon the contractual maturity dates. In addition, we have $125.0 million of borrowings under a collateralized borrowing program with the FHLBB which pays interest monthly at a rate of 5.50% annually. Such borrowings are available for a twenty-year term or through September 25, 2029. We also have $46.3 million of CDAs under this collateralized borrowing program which pays interest monthly. All CDAs under this program with the FHLBB pay interest at a weighted average rate of 3.88%. We repaid these FHLBB CDAs in January 2013; such transaction is reflected in the less than one year category.

(2)	Our U.S. and international subsidiaries are lessees with a number of operating leases.

(3)	In 2010, we contributed $100.0 million to our qualified defined benefit pension plan and do not expect to make any significant additional contributions in order to meet our minimum funding requirements. However, additional contributions may be required in the future based on the level of pension assets and liabilities in future periods.

Chaucer pension plan funding obligations reflect estimated payments to be made through plan year 2020 based on a payment schedule determined by the plan’s trustees. Additional contributions may be required for unfunded benefit obligations, if any, after plan year 2020 as determined by the plan’s trustees. For purposes of this table, we used the foreign currency exchange rate of 1.63 at December 31, 2012 to determine the future cash payments.

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

(4)	Non-qualified defined benefit pension and postretirement benefit obligations reflect estimated payments to be made through plan year 2022 for pension, postretirement and postemployment benefits. Estimates of these payments and the payment patterns are based upon historical experience.

(5)	Investment commitments relate primarily to partnerships.

(6)	Unlike many other forms of contractual obligations, loss and LAE reserves do not have definitive due dates and the ultimate payment dates are subject to a number of variables and uncertainties. As a result, the total loss and LAE reserve payments to be made by period, as shown in the table, are estimates based principally on historical experience.

OFF-BALANCE SHEET ARRANGEMENTS

We currently do not have any material off-balance sheet arrangements that are reasonably likely to have an effect on our financial position, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources.

CONTINGENCIES AND REGULATORY MATTERS

Information regarding litigation and legal contingencies appears in Note 17 – “Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K. Information related to certain regulatory and industry developments are contained in “Regulation” in Part 1 – Item 1 of this Form 10-K and in “Risk Factors” in Part 1 – Item 1A of this From 10-K.

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

RISKS AND FORWARD-LOOKING STATEMENTS

Management’s Discussion and Analysis contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. For a discussion of indicators of forward-looking statements and specific important factors that could cause actual results to differ materially from those contained in forward-looking statements, see “Risk Factors” in Part 1 – Item 1A of this Form 10-K. This Management’s Discussion and Analysis should be read and interpreted in light of such factors.

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

Catastrophe – A severe loss, resulting from natural and manmade events, including risks such as hurricane, fire, earthquake, windstorm, tornado, hailstorm, severe winter weather, drought, explosion, terrorism, riots and other similar events.

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

Exposure management actions – Actions that focus on improving underwriting profitability and/or lessening earnings volatility by reducing our exposures and property concentrations in certain geographies and lines that are more prone to both catastrophe and non-catastrophe losses. These actions include, but are not limited to, non-renewal, rate increases, stricter underwriting standards and higher deductible utilization, agency management actions, and more selective portfolio management by modifying our business mix.

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

Peril – A cause of loss.

Price(ing) increase or decrease (Commercial Lines and Chaucer) – Represents the average change in premium on renewed policies caused by the estimated net effect of base rate changes, discretionary pricing, inflation or changes in policy level exposure or insured risk.

Price(ing) increase or decrease (Personal Lines) – The estimated cumulative premium effect of approved rate actions applied to policies available for renewal, regardless of whether or not policies are actually renewed. Pricing changes do not represent actual increases or decreases realized by the Company.

Property insurance – Insurance that provides coverage for tangible property in the event of loss, damage or loss of use.

Rate – The estimated pure pricing factor upon which the policyholder’s premium is based excluding changes in exposure or risk.

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

Specialty Lines – A major component of our other commercial lines. There is no accepted industry definition of “specialty lines”, but for our purpose specialty lines consist of products such as inland and ocean marine, surety, specialty property, professional liability, management liability and various other program businesses. When discussing net written premiums and other financial measures of our specialty businesses, we may include non-specialty premiums that are written as part of the entire account.

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

Reference is made to “Quantitative and Qualitative Disclosures about Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

ITEM 8 —	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

The Hanover Insurance Group, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of The Hanover Insurance Group, Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for deferred policy acquisition costs in 2012.

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

/s/PricewaterhouseCoopers LLP

Boston, MA

February 25, 2013

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31	2012	2011	2010
(In millions, except per share data)

Revenues
Premiums	$4,239.1	$3,598.6	$2,841.0
Net investment income	276.6	258.2	247.2
Net realized investment gains (losses):
Net realized gains from sales and other	31.4	35.0	43.6
Net other – than – temporary impairment losses on investments recognized in earnings	(7.8)	(6.9)	(13.9)
Total net realized investment gains	23.6	28.1	29.7
Fees and other income	51.4	46.7	34.3
Total revenues	4,590.7	3,931.6	3,152.2
Losses and expenses
Losses and loss adjustment expenses	2,974.4	2,550.8	1,856.3
Policy acquisition expenses	938.1	778.9	600.8
Interest expense	61.9	55.0	44.3
Other operating expenses	587.6	525.3	445.2
Total losses and expenses	4,562.0	3,910.0	2,946.6
Income before income taxes	28.7	21.6	205.6
Income tax expense (benefit):
Current	18.4	(0.6)	5.7
Deferred	(35.8)	(9.3)	50.3
Total income tax expense (benefit)	(17.4)	(9.9)	56.0
Income from continuing operations	46.1	31.5	149.6
Net gain from discontinued operations (net of income tax benefit of $0.5, $2.5 and $0.2 in 2012, 2011 and 2010)	9.8	5.2	1.6
Net income	$55.9	$36.7	$151.2

Earnings per common share:

Basic:
Income from continuing operations	$1.03	$0.70	$3.28
Net gain from discontinued operations	0.22	0.11	0.04
Net income per share	$1.25	$0.81	$3.32
Weighted average shares outstanding	44.7	45.2	45.6

Diluted:
Income from continuing operations	$1.02	$0.69	$3.23
Net gain from discontinued operations	0.21	0.11	0.04
Net income per share	$1.23	$0.80	$3.27
Weighted average shares outstanding	45.3	45.8	46.3

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31	2012	2011	2010
(In millions)
Net income	$55.9	$36.7	$151.2
Other comprehensive income (loss):
Available-for-sale securities and derivative instruments:
Net appreciation during the period	151.3	65.1	97.8
Portion of other-than-temporary impairment losses transferred from (to) other comprehensive income	12.2	10.5	6.9
Benefit (provision) for deferred income taxes	(46.2)	14.8	5.9
Total available-for-sale securities and derivative instruments	117.3	90.4	110.6

Pension and postretirement benefits:
Net actuarial loss arising in the period	(24.9)	(16.0)	(13.9)
Amortization recognized as net periodic benefit costs:
Net actuarial loss	13.0	15.4	17.2
Prior service cost	(3.7)	(5.2)	(5.8)
Transition asset	—	—	(1.6)
Total amortization recognized as net periodic pension and postretirement cost	9.3	10.2	9.8
Decrease from pension and postretirement benefit costs	(15.6)	(5.8)	(4.1)
Benefit for deferred income taxes	5.8	0.6	1.4
Total pension and postretirement benefits	(9.8)	(5.2)	(2.7)

Cumulative foreign currency translation adjustment:
Amount recognized as cumulative foreign currency translation during the period	12.2	(17.7)	—
Benefit (provision) for deferred income taxes	(4.3)	6.2	—
Total cumulative foreign currency translation adjustment	7.9	(11.5)	—
Other comprehensive income	115.4	73.7	107.9
Comprehensive income	$171.3	$110.4	$259.1

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31	2012	2011
(In millions, except share data)

Assets
Investments:
Fixed maturities, at fair value (amortized cost of $6,529.5 and $6,008.7)	$6,952.2	$6,284.7
Equity securities, at fair value (cost of $299.0 and $239.9)	315.8	246.4
Other investments	210.3	190.2
Total investments	7,478.3	6,721.3
Cash and cash equivalents	564.8	820.4
Accrued investment income	69.0	71.8
Premiums and accounts receivable, net	1,308.8	1,168.1
Reinsurance recoverable on paid and unpaid losses and unearned premiums	2,479.7	2,262.2
Deferred policy acquisition costs	489.5	458.6
Deferred income taxes	267.6	274.0
Goodwill	184.9	185.5
Other assets	511.8	515.5
Assets of discontinued operations	130.5	121.2
Total assets	$13,484.9	$12,598.6

Liabilities
Loss and loss adjustment expense reserves	$6,197.0	$5,760.3
Unearned premiums	2,474.8	2,292.1
Expenses and taxes payable	775.8	642.9
Reinsurance premiums payable	466.2	378.9
Debt	849.4	911.1
Liabilities of discontinued operations	126.3	129.3
Total liabilities	10,889.5	10,114.6
Commitments and contingencies

Shareholders’ Equity
Preferred stock, par value $0.01 per share; 20.0 million shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 300.0 million shares authorized; 60.5 million shares issued	0.6	0.6
Additional paid-in capital	1,787.1	1,784.8
Accumulated other comprehensive income	325.8	210.4
Retained earnings	1,211.6	1,211.3
Treasury stock at cost (16.2 and 15.9 million shares)	(729.7)	(723.1)
Total shareholders’ equity	2,595.4	2,484.0
Total liabilities and shareholders’ equity	$13,484.9	$12,598.6

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31	2012	2011	2010
(In millions)

Preferred Stock
Balance at beginning and end of year	$—	$—	$—

Common Stock
Balance at beginning and end of year	0.6	0.6	0.6

Additional Paid-in Capital
Balance at beginning of year	1,784.8	1,796.5	1,808.5
Settlement of accelerated share repurchases	—	—	(8.7)
Employee and director stock-based awards and other	2.3	(11.7)	(3.3)
Balance at end of year	1,787.1	1,784.8	1,796.5

Accumulated Other Comprehensive Income (Loss)
Net Unrealized Appreciation on Investments and Derivative
Instruments:
Balance at beginning of year	308.7	218.3	107.7
Net appreciation during the period:
Net appreciation on available-for-sale securities and derivative instruments	163.5	75.6	104.7
Benefit (provision) for deferred income taxes	(46.2)	14.8	5.9
	117.3	90.4	110.6
Balance at end of year	426.0	308.7	218.3
Defined Benefit Pension and Postretirement Plans:
Balance at beginning of year	(86.8)	(81.6)	(78.9)
Net actuarial loss arising in the period	(24.9)	(16.0)	(13.9)
Amortization during the period:
Amount recognized as net periodic benefit cost	9.3	10.2	9.8
Benefit for deferred income taxes	5.8	0.6	1.4
	(9.8)	(5.2)	(2.7)
Balance at end of year	(96.6)	(86.8)	(81.6)

Cumulative Foreign Currency Translation Adjustment:
Balance at beginning of year	(11.5)	—	—
Amount recognized as cumulative foreign currency translation during the year	12.2	(17.7)	—
Benefit (provision) for deferred income taxes	(4.3)	6.2	—
	7.9	(11.5)	—
Balance at end of year	(3.6)	(11.5)	—
Total accumulated other comprehensive income	325.8	210.4	136.7

Retained Earnings
Balance at beginning of year	1,211.3	1,223.7	1,141.1
Cumulative effect of accounting change, net of tax	—	(2.3)	(19.5)
Balance at beginning of year, as adjusted	1,211.3	1,221.4	1,121.6
Net income	55.9	36.7	151.2
Dividends to shareholders	(55.1)	(50.9)	(47.2)
Treasury stock issued for less than cost	(6.0)	(6.9)	(9.7)
Recognition of employee stock-based compensation	5.5	11.0	7.8
Balance at end of year	1,211.6	1,211.3	1,223.7

Treasury Stock
Balance at beginning of year	(723.1)	(720.1)	(620.4)
Shares purchased at cost	(20.0)	(21.7)	(126.0)
Net shares reissued at cost under employee stock-based compensation plans	13.4	18.7	26.3
Balance at end of year	(729.7)	(723.1)	(720.1)
Total shareholders’ equity	$2,595.4	$2,484.0	$2,437.4

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31	2012	2011	2010
(In millions)

Cash Flows From Operating Activities
Net income	$55.9	$36.7	$151.2
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on discontinued operations	(0.7)	(5.2)	(1.8)
Net loss from retirement of debt	5.1	2.3	2.0
Net realized investment gains	(22.8)	(16.2)	(29.3)
Net amortization and depreciation	35.6	26.7	16.7
Net gain on sale of Citizens Management, Inc.	(10.8)	—	—
Stock-based compensation expense	12.8	12.0	11.3
Amortization of defined benefit plan costs	9.3	10.2	9.8
Deferred income taxes	(35.5)	(9.2)	50.1
Change in deferred acquisition costs	(30.8)	18.3	(52.2)
Change in premiums receivable, net of reinsurance premiums payable	(53.3)	69.4	(204.9)
Change in accrued interest income	2.7	4.3	(1.1)
Change in loss, loss adjustment expense and unearned premium reserves	618.8	94.5	288.2
Change in reinsurance recoverable	(217.3)	(86.9)	(38.2)
Change in expenses and taxes payable	87.6	48.2	(85.0)
Other, net	(48.4)	16.6	(33.2)
Net cash provided by operating activities	408.2	221.7	83.6

Cash Flows From Investing Activities
Proceeds from disposals and maturities of fixed maturities	1,684.8	1,624.2	1,376.2
Proceeds from disposals of equity securities and other investments	218.2	101.2	132.6
Purchase of fixed maturities	(2,170.4)	(1,688.0)	(1,401.5)
Purchase of equity securities and other investments	(274.9)	(128.6)	(184.9)
Proceeds from disposal of Citizens Management, Inc., net of cash transferred	5.2	—	—
Cash provided by (used for) business acquisitions, net of cash acquired	—	287.7	(13.3)
Capital expenditures	(21.3)	(16.5)	(10.9)
Net proceeds (payments) related to derivative agreements	(4.4)	2.8	3.0
Net cash provided by (used in) investing activities	(562.8)	182.8	(98.8)

Cash Flows From Financing Activities
Proceeds from exercise of employee stock options	2.6	3.9	12.0
Proceeds from debt borrowings	7.4	325.4	207.5
Increase (decrease) in cash collateral related to securities lending program	5.2	(42.1)	(7.7)
Dividends paid to shareholders	(55.1)	(50.9)	(47.2)
Repurchases of debt	(73.1)	(86.8)	(38.5)
Repurchases of common stock	(20.0)	(21.7)	(134.7)
Other financing activities	(0.4)	(0.5)	—
Net cash provided by (used in) financing activities	(133.4)	127.3	(8.6)
Effect of exchange rate changes on cash	32.1	(3.9)	—
Net change in cash and cash equivalents	(255.9)	527.9	(23.8)
Net change in cash related to discontinued operations	0.3	2.1	(2.3)
Cash and cash equivalents, beginning of year	820.4	290.4	316.5
Cash and cash equivalents, end of year	$564.8	$820.4	$290.4

Supplemental Cash Flow information
Interest payments	$62.7	$55.5	$40.3
Income tax net payments (refunds)	$(5.5)	$3.0	$11.3

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of The Hanover Insurance Group, Inc. (“THG” or the “Company”), include the accounts of The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America (“Citizens”), THG’s principal U.S. domiciled property and casualty companies; Chaucer Holdings plc (“Chaucer”), a specialist insurance underwriting group which operates through the Society and Corporation of Lloyd’s (“Lloyd’s”) and certain other insurance and non-insurance subsidiaries. These legal entities conduct their operations through several business segments discussed in Note 13 – “Segment Information”. The acquisition of Chaucer on July 1, 2011, which has added meaningful business volumes to THG results, has affected the comparability of the consolidated financial statements and related footnotes for the years ended December 31, 2012, 2011 and 2010. Results of operations for the year ended December 31, 2012 include results from all of the Company’s business segments, while results of operations for the year ended December 31, 2011 include Chaucer’s results for only the period from July 1, 2011 through December 31, 2011. Results of operations for 2010 do not include any results from Chaucer. Additionally, the consolidated financial statements include the Company’s discontinued operations, consisting primarily of the Company’s former life insurance businesses, its accident and health business and its third party administrator. All intercompany accounts and transactions have been eliminated.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of the Company’s management these financial statements reflect all adjustments, consisting of normal recurring items necessary for a fair presentation of the financial position and results of operations.

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

The Company reviews investments in an unrealized loss position to identify other-than-temporary declines in value. When it is determined that a decline in value of an equity security is other-than-temporary, the Company reduces the cost basis of the security to fair value with a corresponding charge to earnings. When an other-than-temporary decline in value of a debt security is deemed to have occurred, the Company must assess whether it intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis. If the debt security meets either of these two criteria, an other-than-temporary impairment (“OTTI”) is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the impairment measurement date. If the Company does not intend to sell the debt security and it is not more likely than not the Company will be required to sell the security before recovery of its amortized cost basis, the credit loss portion of an other-than-temporary impairment is recorded through earnings while the portion attributable to all other factors is recorded separately as a component of other comprehensive income. The amount of the other-than-temporary impairment that relates to credit is estimated by comparing the amortized cost of the fixed maturity security with the net present value of the fixed maturity security’s projected future cash flows, discounted at the effective interest rate implicit in the investment prior to impairment. The non-credit portion of the impairment is equal to the difference between the fair value and the net present value of the fixed maturity security’s cash flows at the impairment measurement date. Once an OTTI has been recognized, the new amortized cost basis of the security is equal to the previous amortized cost less the amount of OTTI recognized in earn-

ings. For equity method investments, an impairment is recognized when evidence demonstrates that an other-than-temporary loss in value has occurred, including the absence of the ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment.

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

F. DEFERRED POLICY ACQUISITION COSTS

Acquisition costs consist of commissions, underwriting costs and other costs, which vary with, and are primarily related to, the successful production of premiums. Acquisition costs are deferred and amortized over the terms of the insurance policies.

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

H. PROPERTY, EQUIPMENT AND CAPITALIZED SOFTWARE

Property, equipment, leasehold improvements and capitalized software are recorded at cost, less accumulated depreciation and amortization. Depreciation is provided using the straight-line or accelerated method over the estimated useful lives of the related assets, which generally range from 3 to 30 years. The estimated useful life for capitalized software is generally 5 to 7 years. Amortization of leasehold improvements is provided using the straight-line method over the lesser of the term of the leases or the estimated useful life of the improvements.

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

I. GOODWILL AND INTANGIBLE ASSETS

In accordance with the provisions of ASC 350, Intangibles – Goodwill and Other, the Company carries its goodwill at cost, net of amortization prior to January 1, 2002 and net of impairments. Increases to goodwill are generated through acquisition and represent the excess of the cost of an acquisition over the fair value of net assets acquired, including any intangibles acquired. Since January 1, 2002 goodwill is no longer amortized but rather, is reviewed for impairment. Additionally, acquisitions can also produce intangible assets, which have either a definite or indefinite life. Intangible assets with definite lives are amortized over that life, whereas those intangible assets determined to have an indefinite life are reviewed at least annually for impairment.

The Company tests for the recoverability of goodwill and intangible assets with indefinite lives annually or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company recognizes impairment losses only to the extent that the carrying amounts of reporting units with goodwill exceed the fair value. The amount of the impairment loss that is recognized is determined based upon the excess of the carrying value of goodwill compared to the implied fair value of the goodwill, as determined with respect to all assets and liabilities of the reporting unit. The Company has performed its annual review of goodwill and intangible assets with indefinite lives for impairment in the fourth quarters of 2012 and 2011 with no impairments recognized.

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

K. DEBT

The Company’s debt at December 31, 2012 includes senior debentures, junior debentures, and collateralized borrowings with the Federal Home Loan Bank of Boston (“FHLBB”). The senior debentures are carried at principal amount borrowed, net of unamortized discounts. The junior subordinated debentures and borrowings under the FHLBB program are carried at principal amount borrowed (See Note 6 – “Debt and Credit Arrangements”).

L. PREMIUM, PREMIUM RECEIVABLE, FEE REVENUE AND RELATED EXPENSES

Insurance premiums written are generally recorded at the policy inception and are primarily earned on a pro rata basis over the terms of the policies for all products. Premiums written include estimates, primarily in the Chaucer segment, that are derived from multiple sources which include the historical experience of the underlying business, similar businesses and available industry information. These estimates are regularly reviewed and updated and any resulting adjustments are included in the current year’s results. Unearned premium reserves represent the portion of premiums written that relates to the unexpired terms of the underlying in-force insurance policies and reinsurance contracts. Premium receivables reflect the unpaid balance of premium written as of the balance sheet date. Premium receivables are generally short-term in nature and are reported net of allowance for estimated uncollectible premium accounts. The Company reviews its receivables for collectability at the balance sheet date. The allowance for uncollectible accounts was not material as of December 31, 2012 and 2011. Ceded premiums are charged to income over the applicable term of the various reinsurance contracts with third party reinsurers. Reinsurance reinstatement premiums, when required, are recognized in the same period as the loss event that gave rise to the reinstatement premiums. Losses and related expenses are matched with premiums, resulting in their recognition over the lives of the contracts. This matching is accomplished through estimated and unpaid losses and amortization of deferred policy acquisition costs.

M. INCOME TAXES

The Company is subject to the tax laws and regulations of the U.S. and foreign countries in which it operates. The Company files a consolidated U.S. federal income tax return that includes the holding company and its U.S. subsidiaries. Generally, taxes are accrued at the U.S. rate of 35% for income from the U.S. operations. The Company’s primary non-U.S. jurisdiction is the United Kingdom (“U.K.”). On July 17, 2012 the U.K. statutory rate decreased from 26% to 24% effective April 1, 2012 and from 24% to 23% effective April 1, 2013. However, THG accrues taxes on certain non-U.S. income that is subject to U.S. tax as a result of being owned by a U.S. shareholder at the U.S. tax rate. Foreign tax credits, where available, are utilized to offset U.S. tax as permitted. Certain non-U.S. income is not subject to U.S. tax until repatriated. Foreign taxes on this non-U.S. income are accrued at the local foreign rate and do not have an accrual for U.S. deferred taxes since these earnings are intended to be permanently reinvested overseas.

The Company’s accounting for income taxes represents its best estimate of various events and transactions.

Deferred income taxes are generally recognized when assets and liabilities have different values for financial statement and tax reporting purposes, and for other temporary taxable and deductible differences as defined by ASC 740, Income Taxes (“ASC 740”). These temporary differences are measured at the balance sheet date using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse. These differences result primarily from insurance reserves, tax credit carryforwards, deferred policy acquisition costs, loss carryforwards, and employee benefit plans.

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

O. EARNINGS PER SHARE

Earnings per share (“EPS”) for the years ended December 31, 2012, 2011 and 2010 is based on a weighted average of the number of shares outstanding during each year. Basic and diluted EPS is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. The weighted average shares outstanding used to calculate basic EPS differ from the weighted average shares outstanding used in the calculation of diluted EPS due to the effect of dilutive employee stock options, nonvested stock grants and other contingently issuable shares. If the effect of such items is antidilutive, the weighted average shares outstanding used to calculate diluted EPS are equal to those used to calculate basic EPS.

Options to purchase shares of common stock whose exercise prices are greater than the average market price of the common shares are not included in the computation of diluted earnings per share because the effect would be antidilutive.

P. FOREIGN CURRENCY

The Company’s reporting currency is the U.S. dollar. The functional currencies of the Company’s foreign operations are the U.K. Pounds Sterling (“GBP”), U.S. dollar, and Canadian dollar. Assets and liabilities of foreign operations are translated into the U.S. dollar using the exchange rates in effect at the balance sheet date. Revenues and expenses of foreign operations are translated using the average exchange rate for the period. Gains or losses from translating the financial statements of foreign operations are recorded in the cumulative translation adjustment, as a separate component of accumulated other comprehensive income. Gains and losses arising from transactions denominated in a foreign currency, other than the Company’s functional currencies, are included in net income (loss), except for the Company’s foreign currency denominated available-for-sale investments. The Company’s foreign currency denominated available-for-sale investments’ change in exchange rates between the local currency and the functional currency at each balance sheet date represents an unrealized appreciation or depreciation in value of these securities, and is included as a component of accumulated other comprehensive income.

The Company manages its exposure to foreign currency risk primarily by matching assets and liabilities denominated in the same currency. To the extent that assets and liabilities in foreign currencies are not matched, the Company is exposed to foreign currency risk. For functional currencies, the related exchange rate fluctuations are reflected in other comprehensive income (loss). The Company translated Chaucer’s balance sheet at December 31, 2012 and December 31, 2011 from GBP to U.S. dollars using a conversion rate of 1.63 and 1.55, respectively. The Company recognized approximately $6.3 million in foreign currency transaction gains in the Statement of Income during the year ended December 31, 2012. During the six months ended December 31, 2011, the Company recognized $5.1 million of foreign exchange transaction gains including the $6.4 million gain recognized on the foreign currency forward contract associated with the purchase price of Chaucer. See Note 2 – “Acquisitions and Discontinued Operations” for further information.

Q. NEW ACCOUNTING PRONOUNCEMENTS

Recently Implemented Standards

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Update No. 2012-02 (Topic 350) Testing Indefinite – Lived Intangible Assets for Impairment. This ASC update allows an entity to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite – lived intangible asset is impaired. This assessment should be used as a basis for determining whether it is necessary to perform the quantitative impairment test. An entity would not be required to calculate the fair value of the intangible asset and perform the quantitative test unless the entity determines, based upon its qualitative assessment, that it is more likely than not that its fair value is less than its carrying value. The update further improves previous guidance by expanding upon the examples of events and circumstances that an entity should consider in determining whether it is more likely than not that the fair value of an indefinite – lived intangible asset is less than its carrying amount. The update also allows an entity the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. This ASC update is effective for annual and interim periods beginning after September 15, 2012, with early adoption permitted. The Company implemented this guidance effective October 1, 2012. The effect of implementing this guidance was not material to the Company’s financial position or results of operations.

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

In October 2010, the FASB issued ASC Update No. 2010-26 (Topic 944), Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (a consensus of the FASB Emerging Issues Task Force). This ASC update provides clarity in defining which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral, commonly known as deferred acquisition costs. Additionally, this update specifies that only costs associated with the successful acquisition of a policy or contract may be deferred, whereas industry practice historically included costs relating to unsuccessful contract acquisition. This ASC is effective for fiscal years beginning after December 15, 2011. Retrospective application to all prior periods upon the date of adoption is permitted. The Company implemented this guidance effective January 1, 2012 and has elected to apply this guidance retrospectively. Retrospective application requires the new accounting principle to be reflected in the earliest period presented as if the accounting principle had always been used. The Company has reflected the impact of the retrospective application as a cumulative effect of a change in accounting principle through equity at the beginning of the earliest reporting period presented within this Form 10-K. The implementation of this ASC resulted in an after-tax reduction to our stockholders’ equity as of January 1, 2012 of $25.8 million, or 1%. The effect of implementing this guidance was not material to our results of operations or cash flows on either a historical or prospective basis.

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

Recently Issued Standards

In February 2013, the FASB issued ASC Update No. 2013-02 (Topic 220) Comprehensive Income Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) either on the face of the Statement of Income or in the Notes to the Consolidated Financial Statements. Significant amounts reclassified out of AOCI should be provided by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified in its entirety to net income in the same reporting period. For amounts not required to be reclassified in their entirety to net income, a cross-reference to other disclosures provided for in accordance with U.S. GAAP is required. This guidance is applicable for reporting periods beginning after December 15, 2012. The Company expects that the implementation of this guidance will not have an impact on its results of operations or financial position and will impact its disclosures only.

R. RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. ACQUISITIONS AND DISCONTINUED OPERATIONS

ACQUISITIONS

Chaucer Acquisition

On July 1, 2011, the Company acquired Chaucer, a U.K. insurance business. Chaucer is a leading specialist insurance underwriting group at Lloyd’s. Chaucer underwrites business in several lines of business, including marine and aviation, energy, property, U.K. motor and casualty and other coverages (which include international liability, specialist coverages, and syndicate participations). Chaucer is headquartered in London, with a regional presence in Whitstable, England and locations in Houston, Singapore, Buenos Aires, and Copenhagen.

This transaction provides broader product and underwriting capabilities, as well as greater geographic and product diversification, advancing the Company’s specialty lines strategy. The acquisition added a presence in the Lloyd’s market, which includes access to international licenses, an excess and surplus insurance business and the ability to syndicate certain risks.

Determination of Purchase Price

Shareholders of Chaucer received 53.3 pence for each Chaucer share, which was paid in either cash or loan notes to those shareholders who elected to receive such notes in lieu of cash. Loan notes can be paid, at the election of the note holder, through 2016. The closing of the acquisition followed approval of the transaction by Chaucer shareholders on June 7, 2011, subsequent court approval in the U.K. and regulatory approvals in various jurisdictions. The following table summarizes the transaction in both GBP and U.S. dollars:

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

Allocation of Purchase Price

The purchase price has been allocated as follows based on an estimate of the fair value of assets acquired and liabilities assumed as of July 1, 2011 (converted to U.S. dollars using an exchange rate of 1.6053):

(in millions)
Cash	$756.1
Premiums and accounts receivable, net	469.5
Investments	1,630.8
Reinsurance recoverables, net	569.8
Deferred acquisition costs	171.9
Deferred income taxes	52.4
Other assets	18.1
Loss and loss adjustment expense reserves	(2,300.6)
Unearned premiums	(857.3)
Debt	(63.3)
Other liabilities	(64.4)

Net tangible assets	383.0
Goodwill	6.0
Intangible assets	87.7

Purchase price allocated to Chaucer	476.7
Additional hedge-related adjustment based upon July 14, 2011 settlement	4.9

Total purchase price, excluding transaction costs	481.6
Transaction costs	11.7

Total purchase price	$493.3

Transaction costs associated with the acquisition, which included advisory, legal, and accounting costs, were expensed as incurred. Allowances for uncollectible accounts related to reinsurance recoverables were not significant at July 1, 2011.

Identification and Valuation of Intangible Assets

A summary of the fair value of goodwill and the identifiable intangible assets and their respective estimated useful lives at July 1, 2011 is as follows:

(in millions)	Amount	Estimated Useful Life	Amortization Method
Intangibles:
Lloyd’s syndicate capacity	$78.7	Indefinite	N/A
Other intangibles	9.0	2-5 years	Straight line
Total intangible assets	87.7
Goodwill	6.0	Indefinite	N/A
Total goodwill and intangibles	$93.7

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

Pro Forma Results

The following unaudited pro forma information presents the combined revenues, net income (loss) and net income (loss) per share of THG and Chaucer for the years ended December 31, 2011 and 2010 with pro forma purchase accounting adjustments as if the acquisition had been consummated as of January 1, 2010. This pro forma information is not necessarily indicative of what would have occurred had the acquisition and related transactions been made on the dates indicated, or of future results of the Company. Amounts in 2011 and 2010 are converted from GBP to U.S. dollar at rates of 1.60 and 1.55, respectively.

	(Unaudited)
For the Year Ended December 31	2011	2010
(in millions, except per share data)
Revenue	$4,360.4	$4,134.6
Net income (loss)	$(18.9)	$158.1
Net income (loss) per share – basic	$(0.42)	$3.47
Net income (loss) per share – diluted(1)	$(0.42)	$3.41
Weighted average shares outstanding – basic	45.2	45.6
Weighted average shares outstanding – diluted(1)	45.2	46.3

(1)	Weighted average shares outstanding and per diluted share amounts in 2011 exclude common stock equivalents, since the impact of these instruments would be antidilutive.

DISCONTINUED OPERATIONS

Discontinued operations primarily consist of the Company’s Discontinued Accident and Health Business and the Company’s Discontinued Third Party Administration Business, Citizens Management, Inc. (“CMI”).

During 1999, the Company exited its accident and health insurance business, consisting of its Employee Benefit Services business, its Affinity Group Underwriters business and its accident and health assumed reinsurance pool business. Prior to 1999, these businesses comprised substantially all of the former Corporate Risk Management Services segment. Accordingly, the operating results of the discontinued segment have been reported in accordance with Accounting Principles Board Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB Opinion No. 30”). On January 2, 2009, Hanover Insurance directly assumed a portion of the accident and health business; and therefore continues to apply APB Opinion No. 30 to this business. In addition, the remainder of the Discontinued First Allmerica Financial Life Insurance Company (“FAFLIC”) accident and health business was reinsured by Hanover Insurance in connection with the sale of FAFLIC to Commonwealth Annuity, and has been reported in accordance with ASC 205, Presentation of Financial Statements.

The accident and health business had no significant financial results that impacted 2012, 2011 or 2010. At December 31, 2012 and 2011, the portion of the discontinued accident and health business that was directly assumed had assets of $72.9 million and $70.4 million, respectively, consisting primarily of invested assets, and liabilities of $52.5 million and $52.1 million, respectively, consisting primarily of policy liabilities. At December 31, 2012 and 2011, the assets and liabilities of this business, as well as those of the reinsured portion of the accident and health business are classified as assets and liabilities of discontinued operations in the Consolidated Balance Sheets.

On April 30, 2012, the Company completed the sale of its third party administration subsidiary, CMI. The Company recognized net gains of $10.8 million after taxes related to this transaction during the year ended December 31, 2012. Included in this amount was a contingent gain with a fair value of $1.7 million that was entirely contributed to the Company’s charitable foundation.

3. INVESTMENTS

A. FIXED MATURITIES AND EQUITY SECURITIES

The amortized cost and fair value of available-for-sale fixed maturities and the cost and fair value of equity securities were as follows:

DECEMBER 31, 2012
(in millions)
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI Unrealized Losses
Fixed maturities:
U.S. Treasury and government agencies	$317.2	$8.8	$0.4	$325.6	$—
Foreign government	348.5	4.6	0.2	352.9	—
Municipal	1,010.2	87.2	1.1	1,096.3	—
Corporate	3,512.8	275.4	14.8	3,773.4	9.3
Residential mortgage-backed	769.0	39.4	3.2	805.2	1.7
Commercial mortgage-backed	373.3	23.2	0.3	396.2	—
Asset-backed	198.5	4.1	—	202.6	—
Total fixed maturities	$6,529.5	$442.7	$20.0	$6,952.2	$11.0
Equity securities	$299.0	$21.6	$4.8	$315.8	$—

DECEMBER 31, 2011
(in millions)
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI Unrealized Losses
Fixed maturities:
U.S. Treasury and government agencies	$261.7	$7.8	$0.2	$269.3	$—
Foreign government	239.1	0.4	0.5	239.0	—
Municipal	964.5	67.4	3.9	1,028.0	—
Corporate	3,218.2	197.7	40.3	3,375.6	13.8
Residential mortgage-backed	816.1	40.9	8.4	848.6	6.1
Commercial mortgage-backed	384.1	15.0	1.0	398.1	—
Asset-backed	125.0	1.8	0.7	126.1	—
Total fixed maturities	$6,008.7	$331.0	$55.0	$6,284.7	$19.9
Equity securities	$239.9	$15.3	$8.8	$246.4	$—

OTTI unrealized losses in the tables above represent OTTI recognized in accumulated other comprehensive income. This amount excludes net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date of $20.5 million and $25.1 million as of December 31, 2012 and 2011, respectively.

The Company participates in a security lending program for the purpose of enhancing income. Securities on loan to various counterparties had a fair value of $29.2 million and $24.1 million at December 31, 2012 and 2011, respectively, and were fully collateralized by cash. The fair value of the loaned securities is monitored on a daily basis, and the collateral is maintained at a level of at least 102% of the fair value of the loaned securities. Securities lending collateral is recorded by the Company in cash and cash equivalents, with an offsetting liability included in expenses and taxes payable.

At December 31, 2012 and 2011, fixed maturities with fair values of $115.7 million and $103.5 million, respectively, and amortized cost of $106.2 million and $97.0 million, respectively, were on deposit with various state and governmental authorities.

In accordance with Lloyd’s operating guidelines, the Company deposits funds at Lloyd’s to support underwriting operations. At December 31, 2012 and 2011, fixed maturities with a fair value of $497 million and $372 million, respectively, and cash of $3 million and $94 million, respectively, were on deposit with Lloyd’s. These funds are available only to fund claim obligations.

The Company enters into various agreements that may require its fixed maturities to be held as collateral by others. At December 31, 2012 and 2011, fixed maturities with a fair value of $213.8 million and $212.9 million, respectively, were held as collateral for collateralized borrowings and other arrangements. Of these amounts, $200.8 million and $205.7 million related to the FHLBB collateralized borrowing program at December 31, 2012 and 2011, respectively.

The amortized cost and fair value by maturity periods for fixed maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or the Company may have the right to put or sell the obligations back to the issuers.

DECEMBER 31	2012
(in millions)
	Amortized Cost	Fair Value
Due in one year or less	$413.0	$419.5
Due after one year through five years	2,319.4	2,442.8
Due after five years through ten years	1,750.9	1,919.3
Due after ten years	705.4	766.6

	5,188.7	5,548.2
Mortgage-backed and asset-backed securities	1,340.8	1,404.0

Total fixed maturities	$6,529.5	$6,952.2

B. DERIVATIVE INSTRUMENTS

The Company maintains an overall risk management strategy that incorporates the use of derivative instruments, as necessary, to manage significant unplanned fluctuations in earnings that may be caused by foreign currency exchange and interest rate volatility.

In 2012, the Company realized a loss of $5.1 million on futures contracts relating to the realization for tax purposes only, of unrealized gains in its investment portfolio. Additionally, the Company utilized a foreign currency forward contract to mitigate changes in fair value caused by foreign currency fluctuation in converting GBP denominated securities into their U.S. dollar denominated equivalent. The contract was terminated in March 2012 and the Company recognized a gain of $0.7 million.

In April 2011, the Company entered into a foreign currency forward contract as an economic hedge of the foreign currency exchange risk embedded in the purchase price of Chaucer, which was denominated in GBP. For the year ended December 31, 2011, the Company recorded a loss of $11.3 million, reflected in other operating expenses in the Consolidated Statements of Income. This contract had a notional amount of £297.9 million and was settled on July 14, 2011. A foreign currency hedge in which the hedged item is a forecasted transaction relating to a business combination does not qualify for hedge accounting. See Note 2 – “Acquisitions and Discontinued Operations” for additional information.

In May 2011, the Company entered into a treasury lock forward agreement to hedge the interest rate risk associated with the planned issuance of senior debt, which was completed on June 17, 2011. This hedge qualified as a cash flow hedge. It matured in June 2011 and resulted in a loss of $1.9 million, which was recorded in accumulated other comprehensive income and is being recognized as an expense over the term of the senior notes. All components of the derivative’s loss were included in the assessment of hedge effectiveness. There was no ineffectiveness on this hedge. The Company expects that $0.2 million will be recognized as an expense over the next 12 months.

During 2011, Chaucer held foreign currency forward contracts utilized to mitigate changes in fair value caused by foreign currency fluctuation in converting the fair value of GBP and Euro denominated investment portfolios into their U.S. dollar denominated equivalent. During the year ended December 31, 2011, the Company recognized a net gain of $6.1 million, reflected in net realized investment gains in the Consolidated Statements of Income, related to these instruments, which were terminated in October 2011.

C. UNREALIZED GAINS AND LOSSES

Unrealized gains and losses on available-for-sale and other securities are summarized in the following table.

FOR THE YEARS ENDED DECEMBER 31
(in millions)
2012	Fixed Maturities	Equity Securities And Other	Total
Net appreciation, beginning of year	$300.2	$8.5	$308.7
Net appreciation on available-for-sale securities and derivative instruments	140.7	10.6	151.3
Portion of OTTI losses recognized in other comprehensive income	12.2	—	12.2
Provision for deferred income taxes	(43.0)	(3.2)	(46.2)
	109.9	7.4	117.3
Net appreciation, end of year	$410.1	$15.9	$426.0
2011
Net appreciation, beginning of year	$210.3	$8.0	$218.3
Net appreciation (depreciation) on available-for-sale securities and derivative instruments	66.4	(1.3)	65.1
Portion of OTTI losses recognized in other comprehensive income	10.5	—	10.5
Benefit for deferred income taxes	13.0	1.8	14.8
	89.9	0.5	90.4
Net appreciation, end of year	$300.2	$8.5	$308.7

2010
Net appreciation, beginning of year	$97.8	$9.9	$107.7
Net appreciation (depreciation) on available-for-sale securities	101.1	(3.3)	97.8
Portion of OTTI losses recognized in other comprehensive income	6.9	—	6.9
Benefit for deferred income taxes	4.5	1.4	5.9
	112.5	(1.9)	110.6
Net appreciation, end of year	$210.3	$8.0	$218.3

Equity securities and other balances at December 31, 2012, 2011 and 2010 include after-tax net appreciation on other invested assets of $2.1 million, $1.9 million and $1.8 million, respectively. Fixed maturities at December 31, 2012 and 2011 include after-tax net depreciation on derivative instruments of $1.0 million and $1.2 million, respectively.

D. SECURITIES IN AN UNREALIZED LOSS POSITION

The following tables provide information about the Company’s fixed maturities and equity securities that are in an unrealized loss position at December 31, 2012 and 2011:

DECEMBER 31, 2012
(in millions)
	12 months or less		Greater than 12 months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Fixed maturities:
Investment grade:
U.S. Treasury and government agencies	$0.2	$89.5	$0.2	$8.5	$0.4	$98.0
Foreign governments	0.2	81.2	—	0.4	0.2	81.6
Municipal	0.5	61.9	0.6	24.0	1.1	85.9
Corporate	1.8	224.8	6.6	59.0	8.4	283.8
Residential mortgage-backed	0.5	47.3	2.0	9.4	2.5	56.7
Commercial mortgage-backed	0.2	29.9	0.1	4.9	0.3	34.8
Asset-backed	—	11.4	—	0.3	—	11.7
Total investment grade	3.4	546.0	9.5	106.5	12.9	652.5
Below investment grade:
Municipal	—	—	—	2.0	—	2.0
Corporate	1.1	26.6	5.3	50.6	6.4	77.2
Residential mortgage-backed	0.1	1.6	0.6	2.5	0.7	4.1
Total below investment grade	1.2	28.2	5.9	55.1	7.1	83.3
Total fixed maturities	4.6	574.2	15.4	161.6	20.0	735.8
Equity securities	4.8	74.4	—	—	4.8	74.4
Total	$9.4	$648.6	$15.4	$161.6	$24.8	$810.2

DECEMBER 31, 2011
(in millions)
	12 months or less		Greater than 12 months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Fixed maturities:
Investment grade:
U.S. Treasury and government agencies	$0.2	$57.7	$—	$—	$0.2	$57.7
Foreign governments	0.5	148.8	—	—	0.5	148.8
Municipal	0.5	28.0	3.4	58.8	3.9	86.8
Corporate	19.9	699.6	8.2	35.6	28.1	735.2
Residential mortgage-backed	5.1	115.8	2.4	9.9	7.5	125.7
Commercial mortgage-backed	0.7	58.0	0.3	4.6	1.0	62.6
Asset-backed	0.2	67.6	—	—	0.2	67.6
Total investment grade	27.1	1,175.5	14.3	108.9	41.4	1,284.4
Below investment grade:
Corporate	8.5	118.0	3.7	14.7	12.2	132.7
Residential mortgage-backed	0.9	8.0	—	—	0.9	8.0
Asset-backed	0.5	0.9	—	—	0.5	0.9
Total below investment grade	9.9	126.9	3.7	14.7	13.6	141.6
Total fixed maturities	37.0	1,302.4	18.0	123.6	55.0	1,426.0
Equity securities	8.8	87.2	—	—	8.8	87.2
Total	$45.8	$1,389.6	$18.0	$123.6	$63.8	$1,513.2

The Company views the gross unrealized losses on fixed maturities and equity securities as being temporary since it is its assessment that these securities will recover in the near term, allowing the Company to realize the anticipated long-term economic value. The Company employs a systematic methodology to evaluate declines in fair value below amortized cost for fixed maturity securities or cost for equity securities. In determining OTTI of fixed maturity and equity securities, the Company evaluates several factors and circumstances, including the issuer’s overall financial condition; the issuer’s credit and financial strength ratings; the issuer’s financial performance, including earnings trends, dividend payments and asset quality; any specific events which may influence the operations of the issuer; the general outlook for market conditions in the industry or geographic region in which the issuer operates; and the length of time and the degree to which the fair value of an issuer’s securities remains below the Company’s cost. With respect to fixed maturity investments, the Company considers any factors that might raise doubt about the issuer’s ability to make contractual payments as they come due and whether the Company expects to recover the entire amortized cost basis of the security. With respect to equity securities, the Company considers its ability and intent to hold the investment for a period of time to allow for a recovery in value.

E. OTHER

The Company had no concentration of investments in a single investee that exceeded 10% of shareholders’ equity except for fixed maturities invested in Federal Home Loan Mortgage Corp., which had a fair value of $415.7 million and $455.0 million as of December 31, 2012 and 2011, respectively.

In 2010, the Company purchased approximately 11 acres of developable land in Worcester, Massachusetts for $5 million. A portion of the land was developed with the construction of a new 200,000 square foot office building and redevelopment of an adjacent parking garage (the “City Square Project”). On December 21, 2012, the Company sold the office building and adjacent garage for $75.9 million, and recognized a gain of $3.3 million. The project was financed, in part, with $46.3 million of FHLBB community development advances (“CDAs”) through the Company’s membership in the FHLBB, which was repaid in January 2013. See Note 6 – “Debt and Credit Arrangements” for additional information related to the Company’s FHLBB program.

At December 31, 2012, there were contractual investment commitments of up to $17.3 million.

The Company held overseas deposits of $169.2 million and $135.1 million at December 31, 2012 and 2011, respectively, which are investments held in overseas funds and managed exclusively by Lloyd’s. These investments are reflected in other investments in the Consolidated Balance Sheets.

4. INVESTMENT INCOME AND GAINS AND LOSSES

A. NET INVESTMENT INCOME

The components of net investment income were as follows:

FOR THE YEARS ENDED DECEMBER 31	2012	2011	2010
(in millions)
Fixed maturities	$264.2	$254.3	$248.6
Equity securities	15.3	6.8	4.5
Other investments	7.0	4.8	1.0
Gross investment income	286.5	265.9	254.1
Less investment expenses	(9.9)	(7.7)	(6.9)
Net investment income	$276.6	$258.2	$247.2

The carrying value of non-income producing fixed maturities, as well as the carrying value of fixed maturity securities on non-accrual status, at December 31, 2012 and 2011 were not material. The effects of non-accruals for the years ended December 31, 2012, 2011 and 2010, compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities, were reductions in net investment income of $2.5 million, $2.3 million and $2.3 million, respectively.

B. NET REALIZED INVESTMENT GAINS AND LOSSES

Net realized gains (losses) on investments were as follows:

FOR THE YEARS ENDED DECEMBER 31	2012	2011	2010
(in millions)
Fixed maturities	$9.7	$20.4	$17.7
Equity securities	15.5	0.9	13.0
Real estate	3.3	—	—
Derivative instruments	(4.4)	5.8	3.0
Other investments	(0.5)	1.0	(4.0)
Net realized investment gains	$23.6	$28.1	$29.7

Included in the net realized investment gains (losses) were other-than-temporary impairments of investment securities recognized in earnings totaling $7.8 million, $6.9 million and $13.9 million in 2012, 2011 and 2010, respectively.

Other-than-temporary-impairments

For 2012, total OTTI was $7.3 million. Of this amount, $7.8 million was recognized in earnings, including $0.5 million that was transferred from unrealized losses in accumulated other comprehensive income. Of the $7.8 million recorded in earnings, $5.4 million related to fixed maturity securities that the Company intends to sell, $1.2 million was estimated credit losses on fixed maturity securities and $1.2 million related to common stocks.

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

The methodology and significant inputs used to measure the amount of credit losses on fixed maturities in 2012, 2011 and 2010 were as follows:

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

FOR THE YEARS ENDED DECEMBER 31	2012	2011	2010
(in millions)
Credit losses as of the beginning of the year	$14.5	$16.7	$20.0
Credit losses for which an OTTI was not previously recognized	0.6	—	1.2
Additional credit losses on securities for which an OTTI was previously recognized	0.6	0.9	3.1
Reductions for securities sold, matured or called	(6.9)	(1.8)	(7.2)
Reductions for securities reclassified as intend to sell	(0.2)	(1.3)	(0.4)
Credit losses as of the end of the year	$8.6	$14.5	$16.7

The proceeds from sales of available-for-sale securities and the gross realized gains and gross realized losses on those sales, were as follows:

FOR THE YEARS ENDED DECEMBER 31
(in millions)
2012	Proceeds from Sales	Gross Gains	Gross Losses
Fixed maturities	$616.3	$12.1	$2.0
Equity securities	$141.3	$17.5	$0.7

2011
Fixed maturities	$678.1	$20.0	$1.1
Equity securities	$86.6	$3.0	$0.5

2010
Fixed maturities	$456.2	$24.1	$2.2
Equity securities	$112.1	$13.5	$—

C. OTHER COMPREHENSIVE INCOME (LOSS) RECONCILIATION

The following table provides a reconciliation of gross unrealized investment gains (losses) to the net balance shown in the Consolidated Statements of Comprehensive Income.

FOR THE YEARS ENDED DECEMBER 31	2012			2011			2010
(in millions)	Pre-Tax	Tax Benefit (Expense)	Net of Tax	Pre-Tax	Tax Benefit (Expense)	Net of Tax	Pre-Tax	Tax Benefit (Expense)	Net of Tax
Unrealized gains on available-for-sale securities:
Unrealized gains arising during period	$186.4	$(40.2)	$146.2	$97.8	$23.5	$121.3	$130.7	$9.1	$139.8
Less: reclassification adjustments for gains realized in net income	23.1	5.9	29.0	20.4	9.3	29.7	26.0	3.2	29.2
Total available-for-sale securities	163.3	(46.1)	117.2	77.4	14.2	91.6	104.7	5.9	110.6
Unrealized gains (losses) on derivative instruments:
Unrealized gains (losses) arising during period	0.2	(0.1)	0.1	(1.8)	0.6	(1.2)	—	—	—
Other comprehensive income	$163.5	$(46.2)	$117.3	$75.6	$14.8	$90.4	$104.7	$5.9	$110.6

5. FAIR VALUE

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability, i.e., exit price, in an orderly transaction between market participants. The Company emphasizes the use of observable market data whenever available in determining fair value. Fair values presented for certain financial instruments are estimates which, in many cases, may differ significantly from the amounts that could be realized upon immediate liquidation. A hierarchy of the three broad levels of fair value are as follows, with the highest priority given to Level 1 as these are the most observable, and the lowest priority given to Level 3:

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 – Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data, including model-derived valuations.

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

EQUITY SECURITIES

Level 1 consists of publicly traded securities, including exchange traded funds, valued at quoted market prices. Level 2 includes securities that are valued using pricing for similar securities and pricing models that incorporate observable inputs. Level 2 also includes fair values obtained from net asset values provided by mutual fund investment managers, upon which subscriptions and redemptions can be executed. Level 3 consists of common or preferred stock of private companies for which observable inputs are not available. Non-binding broker quotes are also included in Level 3.

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

The estimated fair value of the financial instruments were as follows:

DECEMBER 31	2012		2011
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and cash equivalents	$564.8	$564.8	$820.4	$820.4
Fixed maturities	6,952.2	6,952.2	6,284.7	6,284.7
Equity securities	315.8	315.8	246.4	246.4
Other investments	188.9	189.4	154.4	153.9
Total financial assets	$8,021.7	$8,022.2	$7,505.9	$7,505.4
Financial Liabilities
Debt	$849.4	$995.2	$911.1	$1,014.9

The Company has processes designed to ensure that the values received from its third party pricing service are accurately recorded, that the data inputs and valuation techniques utilized are appropriate and consistently applied and that the assumptions are reasonable and consistent with the objective of determining fair value. The Company performs a review of the fair value hierarchy classifications and of prices received from its pricing service on a quarterly basis. The Company reviews the pricing services’ policies describing its methodology, processes, practices and inputs, including various financial models used to value securities. Also, the Company reviews the portfolio pricing, including securities with changes in prices that exceed a defined threshold are verified to independent sources, if available. If upon review, the Company is not satisfied with the validity of a given price, a pricing challenge would be submitted to the pricing service along with supporting documentation for its review. The Company does not adjust quotes or prices obtained from the pricing service unless the pricing service agrees with the Company’s challenge. During 2012 and 2011, the Company did not adjust any prices received from brokers or its pricing service.

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

The following tables provide, for each hierarchy level, the Company’s assets at December 31, 2012 and 2011 that are measured at fair value on a recurring basis.

	DECEMBER 31, 2012
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$325.6	$144.2	$181.4	$—
Foreign government	352.9	60.9	292.0	—
Municipal	1,096.3	—	1,076.9	19.4
Corporate	3,773.4	—	3,747.0	26.4
Residential mortgage-backed, U.S. agency backed	610.8	—	610.8	—
Residential mortgage-backed, non-agency	194.4	—	193.7	0.7
Commercial mortgage-backed	396.2	—	369.5	26.7
Asset-backed	202.6	—	201.1	1.5
Total fixed maturities	6,952.2	205.1	6,672.4	74.7
Equity securities	306.1	226.9	54.8	24.4
Other investments	172.8	—	169.2	3.6
Total investment assets at fair value	$7,431.1	$432.0	$6,896.4	$102.7

	DECEMBER 31, 2011
	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$269.3	$147.3	$122.0	$—
Foreign government	239.0	—	239.0	—
Municipal	1,028.0	—	1,014.4	13.6
Corporate	3,375.6	—	3,351.8	23.8
Residential mortgage-backed, U.S. agency backed	663.3	—	663.3	—
Residential mortgage-backed, non-agency	185.3	—	180.1	5.2
Commercial mortgage-backed	398.1	—	374.4	23.7
Asset-backed	126.1	—	116.9	9.2
Total fixed maturities	6,284.7	147.3	6,061.9	75.5
Equity securities	237.0	177.4	36.2	23.4
Other investments	138.7	—	135.1	3.6
Total investment assets at fair value	$6,660.4	$324.7	$6,233.2	$102.5

The following table provides, for each hierarchy level, the Company’s estimated fair values of financial instruments that are not carried at fair value.

	DECEMBER 31, 2012
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$564.8	$564.8	$—	$—
Equity securities	9.7	—	9.7	—
Other investments	16.6	—	4.8	11.8
Liabilities:
Debt	$995.2	$—	$995.2	$—

The tables below provide a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

YEAR ENDED DECEMBER 31, 2012	Fixed Maturities
(in millions)	Municipal	Corporate	Residential mortgage- backed, non- agency	Commercial mortgage- backed	Asset-backed	Total	Equity and Other	Total Assets
Balance at beginning of year	$13.6	$23.8	$5.2	$23.7	$9.2	$75.5	$27.0	$102.5
Transfers into Level 3	2.6	4.3	—	—	—	6.9	0.1	7.0
Transfers out of Level 3	—	(2.3)	—	—	(8.7)	(11.0)	—	(11.0)
Total gains (losses):
Included in earnings	—	0.4	—	—	—	0.4	(0.2)	0.2
Included in other comprehensive income-net appreciation (depreciation) on available-for-sale securities	1.1	0.7	0.1	(0.4)	—	1.5	1.8	3.3
Purchases and sales:
Purchases	3.0	1.5	0.1	5.2	1.5	11.3	—	11.3
Sales	(0.9)	(2.0)	(4.7)	(1.8)	(0.5)	(9.9)	(0.7)	(10.6)
Balance at end of year	$19.4	$26.4	$0.7	$26.7	$1.5	$74.7	$28.0	$102.7

YEAR ENDED DECEMBER 31, 2011	Fixed Maturities
(in millions)	Municipal	Corporate	Residential mortgage- backed, non- agency	Commercial mortgage- backed	Asset-backed	Total	Equity and Other	Total Assets
Balance at beginning of year	$16.6	$28.2	$0.8	$19.0	$—	$64.6	$6.3	$70.9
Transfers into Level 3	—	14.5	—	—	—	14.5	—	14.5
Transfers out of Level 3	—	(17.3)	(0.5)	(7.3)	—	(25.1)	—	(25.1)
Total gains (losses):
Included in earnings	(0.1)	(0.7)	—	0.1	—	(0.7)	(1.4)	(2.1)
Included in other comprehensive income-net appreciation (depreciation) on available-for-sale securities	0.2	0.3	(0.1)	1.1	(0.4)	1.1	(2.1)	(1.0)
Purchases and sales:
Purchases	—	11.8	—	12.3	1.0	25.1	—	25.1
Chaucer acquisition	—	0.1	5.6	—	8.8	14.5	24.2	38.7
Sales	(3.1)	(13.1)	(0.6)	(1.5)	(0.2)	(18.5)	—	(18.5)
Balance at end of year	$13.6	$23.8	$5.2	$23.7	$9.2	$75.5	$27.0	$102.5

During the years ended December 31, 2012 and 2011, the Company transferred fixed maturities between Level 2 and Level 3 primarily a result of assessing the significance of unobservable inputs on the fair value measurement. There were no transfers between Level 1 and Level 2 during 2012 and 2011.

The following table summarizes gains and losses due to changes in fair value that are recorded in net income for Level 3 assets.

FOR THE YEARS ENDED DECEMBER 31	2012	2011
(in millions)	Net realized investment gains (losses)	Other-than- temporary impairments	Net realized investment gains (losses)	Total
Level 3 Assets:
Fixed maturities:
Municipal	$—	$—	$(0.1)	$(0.1)
Corporate	0.4	(0.9)	0.2	(0.7)
Commercial mortgage-backed	—	—	0.1	0.1
Total fixed maturities	0.4	(0.9)	0.2	(0.7)
Equity securities	(0.2)	(1.4)	—	(1.4)
Total assets	$0.2	$(2.3)	$0.2	$(2.1)

There were no Level 3 liabilities held by the Company for years ended December 31, 2012 and 2011.

The following table provides quantitative information about the significant unobservable inputs used by the Company in the fair value measurements of Level 3 assets as of December 31, 2012. Where discounted cash flows are used in the valuation of fixed maturities, the internally-developed discount rate is adjusted by the significant unobservable inputs shown in the table. Valuations for equity securities based on broker quotes for which there is a lack of transparency as to inputs used to develop the valuations have been excluded.

	Fair Value (in millions)	Valuation Technique	Significant Unobservable Inputs	Range (Wtd Average)
Fixed maturities:
Municipal	$19.4	Discounted cash flow	Discount for:
			Small issue size	1.0-4.0% (3.1%)
			Long maturity	0.5% (0.5%)
			Above-market coupon	0.3-1.0% (0.5%)
Corporate	26.4	Discounted cash flow	Discount for:
			Credit stress	1.0-3.0% (1.1%)
			Above-market coupon	0.3-1.0% (0.7%)
			Small issue size	0.3-3.0% (0.5%)
			Long maturity	0.5% (0.5%)
Residential mortgage-backed, non-agency	0.7	Discounted cash flow	Discount for:
			Small issue size	0.5% (0.5%)
Commercial mortgage-backed	26.7	Discounted cash flow	Discount for:
			Credit stress	1.0% (1.0%)
			Long maturity	0.5-0.8% (0.7%)
			Small issue size	0.5% (0.5%)
			Above-market coupon	0.3-0.8% (0.4%)
			Lease structure	0.3% (0.3%)
Asset-backed	1.5	Discounted cash flow	Discount for:
			Small issue size	0.7-2.0% (1.6%)
Equity securities	24.3	Market comparables	Net tangible asset market multiples	0.9X (0.9X)
Other	3.6	Discounted cash flow	Discount rate	18.0% (18.0%)

Significant increases (decreases) in any of the above inputs in isolation would result in a significantly lower (higher) fair value measurement. There are no interrelationships between these inputs which might magnify or mitigate the effect of changes in unobservable inputs on the fair value measurement.

6. DEBT

Debt consists of the following:

DECEMBER 31,	2012	2011
(in millions)
Senior debentures (unsecured) maturing June 15, 2021	$300.0	$300.0
Senior debentures (unsecured) maturing March 1, 2020	200.0	200.0
Senior debentures (unsecured) maturing October 15, 2025	120.9	121.6
Junior debentures maturing February 3, 2027	59.7	59.7
Subordinated note maturing November 16, 2034	—	15.6
Subordinated note maturing September 21, 2036	—	50.0
FHLBB borrowings	171.3	163.9
Capital securities	—	7.0
Total principal debt	$851.9	$917.8
Unamortized fair value adjustment	—	(2.9)
Unamortized debt issuance cost	(2.5)	(3.0)
Effect of foreign exchange rate changes	—	(0.8)
Total	$849.4	$911.1

On June 17, 2011, the Company issued $300 million aggregate principal amount of 6.375% senior unsecured debentures due June 15, 2021. Additionally, on February 23, 2010, the Company issued $200.0 million aggregate principal amount of 7.50% senior unsecured debentures due March 1, 2020. The Company also issued 7.625 % senior unsecured debentures with a par value of $200.0 million on October 16, 1995. As of December 31, 2012 and 2011, the remaining 7.625% senior debentures have a $120.9 million and $121.6 million par value, respectively, and mature on October 15, 2025. All of the Company’s senior debentures are subject to certain restrictive covenants, including limitations on the issuance or disposition of stock of restricted subsidiaries and limitations on liens. These debentures pay interest semi-annually.

The Company’s Series B 8.207% Subordinated Deferrable Interest Debentures (“Junior Debentures”) have a par value of $59.7 million as of December 31, 2012 and 2011. These debentures pay cumulative dividends semi-annually at 8.207% and mature February 3, 2027. In 2011, the Company repurchased in several transactions, $69.5 million of these Junior Debentures at a cost of $72.1 million, resulting in a net loss on the repurchases of $2.6 million. Additionally, in 2011, the Company repurchased $8.0 million and $3.0 million of the capital securities related to AIX and PDI, respectively, at par value. In 2012, the Company called the remaining $7.0 million of the capital securities related to AIX at par value.

On July 1, 2011, the Company acquired all of the outstanding shares of Chaucer. As part of this acquisition, €12.0 million aggregate principal amount of floating rate subordinated unsecured notes due November 16, 2034 were assumed. These notes paid interest semi-annually based on the European Inter bank offer rate (Euribor) plus 3.75%. Additionally, the Company also assumed $50.0 million aggregate principal amount of floating rate subordinated unsecured notes due September 21, 2036. These notes paid interest quarterly based on the three-month LIBOR plus 3.1%. During 2012, the Company called these subordinated unsecured notes at par value. These notes had a carrying value of $60.3 million resulting in a net loss on the repurchases of $5.1 million.

In 2009, the Company received a $125.0 million FHLBB advance through the Company’s membership in the FHLBB. This collateralized advance bears interest at a fixed rate of 5.50% per annum over a twenty-year term. In July 2010, the Company committed to $46.3 million of FHLBB CDAs to finance the development of the City Square Project. See Note 3 – “Investments” for additional information on the City Square Project. These CDAs were drawn in several increments from July 2010 to January 2012 and carried fixed interest rates with a weighted average of 3.88%. In January 2013, the Company repaid the $46.3 million of FHLBB CDAs. These CDAs would have matured on July 30, 2020. Interest associated with the $46.3 million was capitalized through the construction phase of the City Square Project.

As collateral to FHLBB, Hanover Insurance pledged government agency securities with a fair value of $200.8 million and $205.7 million, for the aggregate borrowings of $171.3 million and $163.9 million as of December 31, 2012 and December 31, 2011, respectively. The amount of required collateral decreased in conjunction with the repayment of the $46.3 million of FHLBB CDAs in January 2013. The fair value of the collateral pledged must be maintained at certain specified levels of the borrowed amount, which can vary depending on the type of assets pledged. If the fair value of this collateral declines below these specified levels, Hanover Insurance would be required to pledge additional collateral or repay outstanding borrowings. Hanover Insurance is permitted to voluntarily repay the outstanding borrowings at any time, subject to a repayment fee. As a requirement of membership in the FHLBB, Hanover Insurance maintains a certain level of investment in FHLBB stock. Total holdings of FHLBB stock were $9.7 million and $9.4 million at December 31, 2012 and 2011, respectively.

Interest expense was $61.9 million in 2012, $55.0 million in 2011, and $44.3 million in 2010. At December 31, 2012, the Company was in compliance with the covenants associated with all of its debt indentures and credit arrangements.

7 . INCOME TAXES

Provisions for income taxes have been calculated in accordance with the provisions of ASC 740. A summary of the components of income before income taxes and income tax expense (benefit) in the Consolidated Statements of Income are shown below:

FOR THE YEARS ENDED DECEMBER 31	2012	2011	2010
(in millions)
Income (loss) before income taxes:
U.S.	$(99.1)	$(13.3)	$205.6
Non-U.S.	127.8	34.9	—
	$28.7	$21.6	$205.6

Income tax expense (benefit) includes the following components:

FOR THE YEARS ENDED DECEMBER 31	2012	2011	2010
(in millions)
Current:
U.S.	$2.3	$(0.6)	$5.7
Non-U.S.	16.1	—	—
Subtotal	18.4	(0.6)	5.7
Deferred:
U.S.	(42.7)	(20.3)	50.3
Non-U.S.	6.9	11.0	—
Subtotal	(35.8)	(9.3)	50.3
Total income tax expense (benefit)	$(17.4)	$(9.9)	$56.0

The income tax expense attributable to the consolidated results of continuing operations is different from the amount determined by multiplying income from continuing operations before income taxes by the U.S. statutory federal income tax rate of 35%. The sources of the difference and the tax effects of each were as follows:

FOR THE YEARS ENDED DECEMBER 31	2012	2011	2010
(in millions)
Expected income tax expense	$10.0	$7.5	$72.0
Tax difference related to investment disposals and maturities	(14.3)	(9.7)	(3.2)
Change in valuation allowance	(7.7)	(7.5)	(57.1)
Effect of foreign operations	(3.9)	(1.5)	—
Dividend received deduction	(2.8)	(1.1)	(0.8)
Nondeductible expenses	2.8	4.7	0.5
Expired capital loss carryforward	—	—	47.4
Tax-exempt interest	(1.5)	(2.0)	(2.2)
Tax credits	—	(0.2)	(0.4)
Other, net	—	(0.1)	(0.2)
Income tax expense (benefit)	$(17.4)	$(9.9)	$56.0
Effective tax rate	(60.6)%	(45.8)%	27.2%

The following are the components of the Company’s deferred tax assets and liabilities (excluding those associated with its discontinued operations).

DECEMBER 31	2012	2011
(in millions)
Deferred tax assets
Loss, LAE and unearned premium reserves, net	$190.6	$178.9
Tax credit carryforwards	126.8	112.2
Operating loss carryforwards	75.1	79.8
Employee benefit plans	56.4	45.6
Deferred Lloyd’s underwriting losses	13.5	18.6
Investments, net	—	9.3
Other	60.7	63.0
	523.1	507.4
Less: Valuation allowance	—	35.9
	523.1	471.5
Deferred tax liabilities
Deferred policy acquisition costs	115.8	109.7
Investments, net	43.3	—
Software capitalization	31.4	29.9
Deferred foreign sourced income	8.0	—
Other	57.0	57.9
	255.5	197.5
Net deferred tax asset	$267.6	$274.0

Deferred tax assets are reduced by a valuation allowance if it is more likely than not that all or some portion of the deferred tax assets will not be realized.

Included in the Company’s deferred tax asset as of December 31, 2012 are assets of $58.4 million related to U.S. net operating loss carryforwards and a deferred tax asset of $16.7 million related to foreign net operating carryforwards. The pre-tax U.S. operating loss carryforwards of $166.8 million will expire beginning in 2031. The pre-tax foreign operating loss carryforwards of $70.7 million were generated in the U.K. and have no expiration date. It is the Company’s opinion that there will be sufficient future U.S. and U.K. taxable income to utilize these loss carryforwards. The Company’s estimate of the gross amount and likely realization of loss carryforwards may change over time. At December 31, 2012, the Company has fully utilized its deferred tax asset related to U.S. capital loss carryforwards.

Included in the Company’s deferred tax asset as of December 31, 2012 are assets of $112.2 million related to alternative minimum tax credit carryforwards and $14.6 million related to foreign tax credit carryforwards. The alternative minimum tax credit carryforwards have no expiration date and the foreign tax credit carryforwards will expire beginning in 2021. The Company may utilize the credits to offset regular federal income taxes due from future income, and although the Company believes that these assets are fully recoverable, there can be no certainty that future events will not affect their recoverability. The Company believes, based on objective evidence, the remaining deferred tax assets will be realized.

In June 2012, the Company completed a transaction which resulted in the realization, for tax purposes only, of unrealized gains in its investment portfolio of $69.6 million. This transaction enabled the Company to realize capital loss carryforwards to offset this gain, and resulted in the release of $24.4 million of the valuation allowance held against the deferred tax asset related to these capital loss carryforwards. Of the total $24.4 million release, $0.3 million was recorded as an increase in continuing operations and $24.1 million is reflected as a benefit in accumulated other comprehensive income. This $24.1 million will be released into income from continuing operations, related to non-segment income, in future years, as the investment securities subject to these transactions are sold or mature.

During 2012, the Company released $35.9 million of its valuation allowance related to its deferred tax asset held at the beginning of the year. The release of this valuation allowance resulted from the aforementioned transaction which utilized capital loss carryforwards, unrealized appreciation in its investment portfolio, and net realized capital gains in its Consolidated Statements of Income. Accordingly, the Company recorded decreases in its valuation allowance of $25.3 million as an adjustment to accumulated other comprehensive income, $7.7 million as an adjustment to income tax expense from continuing operations, and $2.9 million in discontinued operations.

In September 2011, the Company completed a transaction which resulted in the realization, for tax purposes only, of unrealized gains in its investment portfolio of $98.4 million. This transaction enabled the Company to realize capital loss carryforwards to offset this gain, and resulted in the release of $29.0 million of the valuation allowance held against the deferred tax asset related to these capital loss carryforwards. The release of $0.2 million was reflected in income from continuing operations and the remaining amount of $28.8 million was reflected as a benefit in accumulated other comprehensive income. During 2012, the Company recognized $1.4 million of the $28.8 million in income from continuing operations related to non-segment income. The remaining amount will be released into income from continuing operations in future years, as the investment securities subject to these transactions are sold or mature.

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

In January, July, September, and December 2010, the Company completed transactions which resulted in the realization, for tax purposes only, of unrealized gains in its investment portfolio of $98.4 million, $37.1 million, $31.1 million, and $120.8 million, respectively. These transactions enabled the Company to realize capital loss carryforwards to offset these gains, and resulted in the release of $66.2 million and $34.4 million in 2010 and 2009, respectively, of the valuation allowance it held against its deferred tax asset related to these capital loss carryforwards. The total release of $100.6 million was accounted for as an increase in income from continuing operations of $3.2 million and $6.0 million in 2010 and 2009, respectively, with the remaining $91.4 million reflected as a benefit in accumulated other comprehensive income at December 31, 2010. During 2012 and 2011, the Company recognized $12.6 million and $9.5 million, respectively, of the $91.4 million in income from continuing operations related to non-segment income. The remaining amount will be released into income from continuing operations in future years, as the investment securities subject to these transactions are sold or mature.

During 2010, the Company reduced its valuation allowance, for both continuing and discontinued operations, related to its deferred tax assets by $104.1 million, from $195.6 million to $91.5 million. There were four principal components to this reduction. First, the Company reduced the valuation allowance by $66.2 million as a result of the aforementioned transactions, which utilized the capital loss carryforwards. Second, the Company increased its valuation allowance by $20.3 million for certain tax basis unrealized losses which the Company did not believe it could utilize. This increase was reflected as a decrease in accumulated other comprehensive income. Third, $135.5 million of the capital loss carryforwards expired in 2010. As a result, the Company released $47.4 million of its valuation allowance attributable to these expirations with an equal and offsetting reduction in the related deferred tax asset. Fourth, as a result of $29.7 million in net realized gains during 2010, the Company decreased its valuation allowance by $9.7 million as an increase to income from continuing operations, since these gains utilized the Company’s capital loss carryforwards. The remaining $1.1 million decrease was attributable to other items reflected as income from discontinued operations.

Although most of the Company’s non – U.S. income is subject to U.S. federal income tax, certain of its non-U.S. income is not subject to U.S. federal income tax until repatriated. Foreign taxes on this non – U.S. income are accrued at the local foreign tax rate, as opposed to the higher U.S. statutory tax rate, since these earnings currently are expected to be permanently reinvested overseas. This assumption could change, as a result of a sale of the subsidiaries, the receipt of dividends from the subsidiaries, a change in management’s intentions, or as a result of various other events. The Company has not made a provision for U.S. taxes on $10.0 million and $4.2 million of non-U.S. income for 2012 and 2011, respectively. However, in the future, if such earnings were distributed to the Company, taxes of $5.0 million would be payable on such undistributed earnings and would be reflected in the tax provision for the year in which these earnings are no longer intended to be permanently reinvested overseas, assuming all foreign tax credits are realized.

The beginning and ending liability for uncertain tax positions was $0.8 million for the years ended December 31, 2012, 2011 and 2010.

In September 2009, as part of the audit of 2005 and 2006, the IRS issued a Revenue Agents Report (“RAR”) which disallowed the dividends received deduction related to separate account assets for both 2005 and 2006. The Company challenged the disallowance by filing a formal protest and requested an IRS Appeals Conference. In 2011, the Company received written notification from the IRS Appeals Division reflecting a proposed settlement including a concession of the separate account dividends received deduction issue. As a result of the proposed settlement with the IRS, the liability for uncertain tax position on the Company’s dividends received deductions related to separate account assets was reduced in 2011. This reduction was partially offset by the settlement of certain receivable balances. The net tax benefit of $2.1 million was recorded as income from discontinued operations.

There are no tax positions at December 31, 2012 and 2011 for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Included in the December 31, 2010 balance is a $3.6 million receivable which was part of the aforementioned 2005 and 2006 proposed settlement.

The Company recognizes interest and penalties related to unrecognized tax benefits in federal income tax expense. In 2011, as part of the settlement of the 2005 and 2006 audit period, the Company reduced its accrued interest by $0.7 million. The Company had accrued interest of $0.4 million and $0.3 million as of December 31, 2012 and 2011, respectively. The Company has not recognized any penalties associated with unrecognized tax benefits.

The Company or its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions, as well as foreign jurisdictions. With few exceptions, the Company and its subsidiaries are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2007. The IRS audits of the years 2009 and 2010 commenced in June 2012 and audits of the years 2007 and 2008 commenced in April 2010. In 2011, the Company received a RAR for the 2007 and 2008 IRS audit. The Company agreed to all proposed adjustments other than a disallowance of deduction for certain loss reserves, for which it filed a formal protest and is currently working through the IRS Appeals process. The Company believes it will ultimately prevail on this issue and accordingly has not recorded any liabilities for uncertain tax positions. The effect of the proposed disallowance of deductions for certain reserves, if sustained, only impacts the timing of such deduction and does not materially affect the Company’s financial position. The Company and its subsidiaries are still subject to U.S. state income tax examinations by tax authorities for years after 2006 and foreign examinations for years after 2009.

8. PENSION PLANS

DEFINED BENEFIT PLANS

The Company recognizes the funded status of its defined benefit plans in its Consolidated Balance Sheets. The funded status is measured as the difference between the fair value of plan assets and the projected benefit obligation of the Company’s defined benefit plans. The Company is required to aggregate separately all overfunded plans from all underfunded plans.

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

As of January 1, 2005, the defined benefit pension plans were frozen and since that date, no further cash balance allocations have been credited to participants. Participants’ accounts are credited with interest daily, based upon the General Agreement of Trades and Tariffs. In addition, the grandfathered benefits for the transition group were also frozen at January 1, 2005 levels with an annual transition pension adjustment calculated at an interest rate equal to 5% per year up to 35 years of completed service, and 3% thereafter.

On January 4, 2010 the Company made a discretionary contribution of $100 million to the qualified defined benefit pension plan. Including this contribution, and based on current estimates of plan liabilities and other assumptions, the qualified defined benefit pension plan is underfunded by approximately $15 million as of December 31, 2012.

Chaucer Pension Plan

Prior to 2002, the Chaucer segment provided defined benefit pension retirement benefits to certain of its employees. As of December 31, 2001, the defined benefit pension plan was closed to new members. The defined benefit obligation for this plan is based on the employees’ years of service and final pensionable salary. Contributions are made at least annually to this plan by both the Company and by employees. As of December 31, 2012, based on current estimates of plan liabilities and other assumptions, this plan is underfunded by approximately $25 million.

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

Weighted-average assumptions used to determine the U.S. pension benefit obligations are as follows:

DECEMBER 31	2012	2011	2010
Discount rate – qualified plan	4.25%	5.13%	5.63%
Discount rate – non-qualified plan	4.13%	5.00%	5.50%
Cash balance interest crediting rate	3.50%	4.00%	4.50%

Weighted-average assumptions used to determine the Chaucer pension benefit obligations are as follows:

DECEMBER 31	2012	2011
Discount rate	4.80%	4.90%
Rate of increase in future compensation	4.20%	4.30%

The Company utilizes a measurement date of January 1st to determine its periodic pension costs. Weighted-average assumptions used to determine net periodic pension costs for the U.S. defined benefit plans are as follows:

FOR THE YEARS ENDED DECEMBER 31	2012	2011	2010
Qualified plan
Discount rate	5.13%	5.63%	6.13%
Expected return on plan assets	6.00%	6.50%	7.00%
Cash balance interest crediting rate	4.00%	4.50%	4.50%
Non-qualified plan
Discount rate	5.00%	5.50%	6.00%

Weighted-average assumptions used to determine net periodic pension costs for the Chaucer pension plan are as follows for the year ended December 31, 2012 and the six months ended December 31, 2011:

FOR THE PERIOD ENDED DECEMBER 31	2012	2011
Discount rate	4.90%	5.50%
Rate of increase in future compensation	4.30%	4.60%
Expected return on plan assets	7.50%	7.40%

The expected rates of return were determined by using historical mean returns, adjusted for certain factors believed to have an impact on future returns. Specifically, for the U.S. defined benefit plans, because the allocation of assets between fixed maturities and equities has changed, as discussed in “Plan Assets” below, the historical mean return was adjusted downward slightly to reflect this asset mix. The adjusted mean returns were weighted to the plan’s expected target asset allocation at December 31, 2012, resulting in an expected rate of return on plan assets for 2012 of 6.00%. The Company reviews and updates, at least annually, its expected return on plan assets based on changes in the actual assets held by the plans.

Plan Assets

U.S. Qualified Defined Benefit Plans

The Company utilizes a target allocation strategy, which focuses on creating a mix of assets that will generate modest growth from equity securities while minimizing volatility in the Company’s earnings from changes in the markets and economic environment. Various factors are taken into consideration in determining the appropriate asset mix, such as census data, actuarial valuation information and capital market assumptions. During 2012 and 2011, the plan assets were invested 84% and 82%, respectively, in fixed income securities and 16% and 18%, respectively, in equity securities. The Company reviews and updates, at least annually, the target allocation and makes changes periodically.

The following table provides target allocations and actual invested asset allocations for 2012 and 2011.

DECEMBER 31	2012 TARGET LEVELS	2012	2011
Fixed Income Securities:
Fixed Maturities	80%	83%	81%
Money Market Funds	2%	1%	1%
Total Fixed Income Securities	82%	84%	82%
Equity Securities:
Domestic	13%	10%	11%
International	5%	3%	4%
THG Common Stock	0%	3%	3%
Total Equity Securities	18%	16%	18%
Total Assets	100%	100%	100%

Included in total plan assets of $591.6 million at December 31, 2012 were $586.6 million of invested assets carried at fair value and $5.0 million of cash and equivalents. Total plan assets at December 31, 2011 of $574.7 million included $568.8 million of invested assets carried at fair value and $5.9 million of cash and equivalents.

The following tables present for each hierarchy level the U.S. qualified defined benefit plan’s investment assets that are measured at fair value at December 31, 2012 and 2011. (Please refer to Note 5 – “Fair Value” for a description of the different levels in the Fair Value Hierarchy).

DECEMBER 31, 2012
(in millions)	Fair Value
	Total	Level 1	Level 2	Level 3
Fixed Income Securities:
Fixed Maturities	$491.4	$3.3	$488.1	$—
Equity Securities:
Domestic	58.3	0.4	57.9	—
International	18.8	0.1	18.7	—
THG Common Stock	18.1	18.1	—	—
Total Equity Securities	95.2	18.6	76.6	—
Total Investments at Fair Value	$586.6	$21.9	$564.7	$—

DECEMBER 31, 2011
(in millions)	Fair Value
	Total	Level 1	Level 2	Level 3
Fixed Income Securities:
Fixed Maturities	$465.9	$3.2	$462.7	$—
Equity Securities:
Domestic	61.4	0.3	61.1	—
International	25.2	0.2	25.0	—
THG Common Stock	16.3	16.3	—	—
Total Equity Securities	102.9	16.8	86.1	—
Total Investments at Fair Value	$568.8	$20.0	$548.8	$—

Fixed Income Securities

Securities classified as Level 1 at December 31, 2012 and 2011 include actively traded mutual funds and publicly traded securities which are valued at quoted market prices. Securities classified as Level 2 at December 31, 2012 and 2011 include a separate investment account, which is invested entirely in the Vanguard Total Bond Market Index Fund, a mutual fund that in turn invests in investment grade fixed maturities, as well as a custom fund that invests in commingled pools and investment grade fixed income securities. The fair value of each of the Level 2 investments is determined daily as the Net Asset Value (“NAV”) based on the value of the underlying investments, which is determined independently by the investment manager. The daily NAV, which is not published as a quoted market price for these investments, is used as the basis for transactions. Redemption of these funds is not subject to restriction.

Equity Securities

Level 1 securities primarily consist of 466,755 shares of THG common stock held by the plan at December 31, 2012 and 2011. THG common stock is valued at quoted market prices. Securities also classified as Level 1 at December 31, 2012 and 2011 include actively traded mutual funds that are publicly traded and which primarily invest in equity securities that are valued at quoted market prices. Securities classified as Level 2 include investments in commingled pools that primarily invest in publicly traded common stocks and international equity securities. The fair value of each of the Level 2 investments is determined daily as the NAV based on the value of the underlying investments, which is determined independently by the investment manager. The daily NAV, which is not published as a quoted market price for these investments, is used as the basis for transactions. Redemption of these funds is not subject to restriction.

Chaucer Pension Plan

The investment strategy of the Chaucer defined benefit pension plan is to invest primarily in growth assets in the form of equity funds which are expected to provide a positive return that exceeds inflation over the longer term in order to protect the existing and future liabilities of the pension plan. In order to reduce volatility and diversify the portfolio, the target allocation includes an exposure to corporate bond and commercial property funds. The plan will be reviewed annually and target allocation changes will be made as appropriate. The following table provides target allocations and actual invested asset allocations for 2012 and 2011.

DECEMBER 31	2012 TARGET LEVELS	2012	2011
Fixed Income Securities:
Fixed Maturities	10%	14%	12%
Equity Securities:
Domestic (United Kingdom)	35%	33%	34%
International	45%	44%	44%
Total Equity Securities	80%	77%	78%
Real Estate Funds	10%	9%	10%
Total Assets	100%	100%	100%

Included in total plan assets of $90.9 million at December 31, 2012 were $90.7 million of invested assets carried at fair value and $0.2 million of cash and equivalents. Total plan assets at December 31, 2011 of $74.3 million included $74.1 million of invested assets carried at fair value and $0.2 million of cash and equivalents.

The following table presents for each hierarchy level the Chaucer defined benefit plan’s investment assets that are measured at fair value at December 31, 2012 and 2011.

DECEMBER 31, 2012
(in millions)	Fair Value
	Total	Level 1	Level 2	Level 3
Fixed Income Securities:
Fixed Maturities	$12.9	$—	$12.9	$—
Equity Securities:
Domestic	29.9	—	29.9	—
International	39.7	—	39.7	—
Total Equity Securities	69.6	—	69.6	—
Real Estate Funds	8.2	—	—	8.2
Total Investments at Fair Value	$90.7	$—	$82.5	$8.2

DECEMBER 31, 2011
(in millions)	Fair Value
	Total	Level 1	Level 2	Level 3
Fixed Income Securities:
Fixed Maturities	$8.5	$—	$8.5	$—
Equity Securities:
Domestic	25.5	—	25.5	—
International	32.4	—	32.4	—
Total Equity Securities	57.9	—	57.9	—
Real Estate Funds	7.7	—	—	7.7
Total Investments at Fair Value	$74.1	$—	$66.4	$7.7

Fixed Income and Equity Securities

Securities classified as Level 2 at December 31, 2012 and 2011 include pooled funds which are valued at the close of business using a third party pricing service. These values are adjusted by the fund manager to reflect outstanding dividends, taxes and investment fees and other expenses to calculate the NAV.

Real Estate Funds

Real estate fund investments classified as Level 3 at December 31, 2012 and 2011 are valued based upon the values of the net assets of the fund. Although the NAV is calculated daily, transactions also consider cash inflows and outflows of the fund. The price where units are transacted includes the NAV, which is adjusted for investment charges and other estimated acquisition costs such as legal fees, taxes, planning and architect fees, survey and agent fees, among others.

The table below provides a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

FOR THE PERIOD ENDED	2012	2011(1)
(in millions)
Balance at beginning of period	$7.7	$7.7
Actual return on plan assets related to assets still held	—	0.2
Foreign currency translation	0.5	(0.2)
Balance at end of year	$8.2	$7.7

(1)	For the period July 1, 2011 (date of acquisition) to December 31, 2011.

Obligations and Funded Status

The Company recognizes the current net underfunded status of its plans in its Consolidated Balance Sheets. Changes in the funded status of the plans are reflected as components of accumulated other comprehensive loss or income. The components of accumulated other comprehensive loss or income are reflected as either a net actuarial gain or loss or a net prior service cost. The following table reflects the benefit obligations, fair value of plan assets and funded status of the plans at December 31, 2012 and 2011. U.S. qualified and non-qualified plan amounts represent activity for the calendar year. Chaucer pension plan amounts in 2012 represent activity for the calendar year and in 2011 reflect activity since the date of acquisition of July 1, 2011.

DECEMBER 31	U.S. Qualified Pension Plans		U.S. Non-Qualified Pension Plans		Chaucer Pension Plan
(in millions)	2012	2011	2012	2011	2012	2011
Accumulated benefit obligation	$607.0	$570.8	$41.2	$39.2	$116.6	$104.4
Change in benefit obligation:
Projected benefit obligation, beginning of period	$570.8	$548.0	$39.2	$39.1	$104.4	$99.7
Employee contributions	—	—	—	—	0.4	0.3
Service cost – benefits earned during the period	—	—	—	—	1.6	0.7
Interest cost	28.1	29.6	1.9	2.0	5.2	2.7
Actuarial losses	49.0	24.5	3.3	1.2	1.8	6.4
Benefits paid	(40.9)	(31.3)	(3.2)	(3.1)	(2.4)	(1.9)
Foreign currency translation	—	—	—	—	5.6	(3.5)
Projected benefit obligation, end of year	607.0	570.8	41.2	39.2	116.6	104.4
Change in plan assets:
Fair value of plan assets, beginning of period	574.7	547.8	—	—	74.3	82.1
Actual return on plan assets	57.8	58.2	—	—	9.9	(4.6)
Company contribution	—	—	3.2	3.1	4.5	1.0
Employee contributions	—	—	—	—	0.4	0.3
Benefits paid	(40.9)	(31.3)	(3.2)	(3.1)	(2.4)	(1.9)
Foreign currency translation	—	—	—	—	4.2	(2.6)
Fair value of plan assets, end of year	591.6	574.7	—	—	90.9	74.3
Funded status of the plans	$(15.4)	$3.9	$(41.2)	$(39.2)	$(25.7)	$(30.1)

Components of Net Periodic Pension Cost

The components of total net periodic pension cost are as follows:

FOR THE YEARS ENDED DECEMBER 31	2012	2011	2010
(in millions)
Service cost – benefits earned during the period	$1.6	$0.7	$0.1
Interest cost	35.2	34.3	32.6
Expected return on plan assets	(38.7)	(37.1)	(35.1)
Recognized net actuarial loss	12.8	15.0	16.8
Amortization of transition asset	—	—	(1.6)
Amortization of prior service cost	0.1	0.1	0.1
Net periodic pension cost	$11.0	$13.0	$12.9

The following table reflects the total amounts recognized in accumulated other comprehensive income relating to both the U.S. defined benefit pension plans and the Chaucer pension plan as of December 31, 2012 and 2011.

DECEMBER 31	2012	2011
(in millions)
Net actuarial loss	$147.3	$135.0
Net prior service cost	—	0.1
	$147.3	$135.1

The unrecognized net actuarial gains (losses) which exceed 10% of the greater of the projected benefit obligation or the fair value of plan assets are amortized as a component of net periodic pension cost in future years. The following table reflects the total estimated amount of actuarial losses that will be amortized from accumulated other comprehensive income into net periodic pension cost in 2013:

Estimated Amortization in 2013	Expense
(in millions)
Net actuarial loss	$14.3

Contributions

On January 4, 2010, the Company made a discretionary contribution of $100.0 million to the U.S. qualified defined benefit pension plan. These funds were invested primarily in fixed income investments. With this contribution, and based upon the current estimate of liabilities and certain assumptions regarding investment return and other factors, the Company’s U.S. qualified defined benefit pension plan is underfunded by approximately $15 million. However, the Company is not required to fund its U.S. qualified benefit plan in 2013. The Company expects to contribute $3.1 million to its U.S. non-qualified pension plans to fund 2013 benefit payments, and $4.5 million to the Chaucer pension plan. At this time, no additional discretionary contributions are expected to be made to the plans during 2013 and the Company does not expect that any funds will be returned from the plans to the Company during 2013.

Benefit Payments

The Company estimates that benefit payments over the next 10 years will be as follows:

FOR THE YEARS ENDED DECEMBER 31	2013	2014	2015	2016	2017	2018- 2022
(in millions)
Qualified pension plans	$39.1	$39.8	$40.5	$40.3	$41.8	$208.0
Non-qualified pension plans	$3.1	$3.2	$3.4	$3.1	$3.0	$14.3
Chaucer pension plan	$2.5	$2.6	$2.7	$2.8	$2.9	$15.9

The benefit payments are based on the same assumptions used to measure the Company’s benefit obligations at the end of 2012. Benefit payments related to the U.S. qualified plans and the Chaucer plan will be made from plan assets, whereas those payments related to the non-qualified plans will be provided for by the Company.

DEFINED CONTRIBUTION PLAN

In addition to the defined benefit plans, THG provides a defined contribution 401(k) plan for its U.S. employees, whereby the Company matches employee elective 401(k) contributions, up to a maximum percentage of 6% in 2012, 2011, and 2010. The Company’s expense for this matching provision was $17.9 million, $17.8 million and $16.5 million for 2012, 2011 and 2010, respectively. In addition to this matching provision, the Company can elect to make an annual contribution to employees’ accounts. There were no additional contributions in 2012, 2011, and 2010.

Chaucer also provides a defined contribution plan for its employees which provides for employer provided contributions. The Company’s expense for the year ended December 31, 2012 and the six months ended December 31, 2011 was $4.8 million and $2.4 million, respectively.

9. OTHER POSTRETIREMENT BENEFIT PLANS

In addition to the Company’s pension plans, the Company also has postretirement medical and death benefits that it provides to former agents and retirees and their dependents, and a limited number of full-time employees. Benefits include hospital, major medical and a payment at death up to the retirees’ final annual salary, with certain limits. The medical plans have varying co-payments and deductibles, depending on the plan.

Generally, employees who were actively employed on December 31, 1995 became eligible with at least 15 years of service after the age of 40. Effective January 1, 1996, the Company revised these benefits so as to establish limits on future benefit payments to beneficiaries of retired participants and to restrict eligibility to then current employees. In 2009, the Company changed the postretirement medical benefits, only as they relate to current employees who still qualified for participation in the plan under the above formula. For these participants, the plan now provides for only post age 65 benefits. The population of agents receiving postretirement benefits was frozen as of December 31, 2002, when the Company ceased its distribution of proprietary life and annuity products. These plans are unfunded.

The Company has recognized the funded status of its postretirement benefit plans in its Consolidated Balance Sheet. Since these plans are unfunded, the amount recognized in the Consolidated Balance Sheet is equal to the accumulated benefit obligation of these plans. The components of accumulated other comprehensive income or loss are reflected as either a net actuarial gain or loss or a net prior service cost.

Obligation and Funded Status

The following table reflects the funded status of these plans:

DECEMBER 31	2012	2011
(in millions)
Change in benefit obligation:
Accumulated postretirement benefit obligation, beginning of year	$46.0	$45.8
Service cost	0.1	0.1
Interest cost	2.1	2.4
Net actuarial (gains) losses	(0.2)	0.4
Benefits paid	(2.8)	(2.7)
Accumulated postretirement benefit obligation, end of year	45.2	46.0
Fair value of plan assets, end of year	—	—
Funded status of plans	$(45.2)	$(46.0)

Benefit Payments

The Company estimates that benefit payments over the next 10 years will be as follows:

FOR THE YEARS ENDING DECEMBER 31
(in millions)
2013	$4.1
2014	3.9
2015	3.7
2016	3.5
2017	3.3
2018-2022	14.8

The benefit payments are based on the same assumptions used to measure the Company’s benefit obligation at the end of 2013 and reflect benefits attributable to estimated future service.

Components of Net Periodic Postretirement (Benefit) Expense

The components of net periodic postretirement (benefit) expense were as follows:

FOR THE YEARS ENDED DECEMBER 31	2012	2011	2010
(in millions)
Service cost	$0.1	$0.1	$0.1
Interest cost	2.1	2.4	2.7
Recognized net actuarial loss	0.2	0.4	0.4
Amortization of prior service cost	(3.8)	(5.3)	(5.9)
Net periodic postretirement benefit	$(1.4)	$(2.4)	$(2.7)

The following table reflects the balances in accumulated other comprehensive income relating to the Company’s postretirement benefit plans:

DECEMBER 31	2012	2011
(in millions)
Net actuarial loss	$7.2	$7.7
Net prior service cost	(7.5)	(11.3)
	$(0.3)	$(3.6)

The following table reflects the estimated amortization to be recognized in net periodic benefit cost in 2013:

Estimated Amortization in 2013	Expense (Benefit)
(in millions)
Net actuarial loss	$0.3
Net prior service cost	(3.8)
$(3.5)

Assumptions

Employers are required to measure the funded status of their plans as of the date of their year-end statement of financial position. As such, the Company has utilized a measurement date of December 31, 2012 and 2011, to determine its postretirement benefit obligations, consistent with the date of its Consolidated Balance Sheets. Weighted-average discount rate assumptions used to determine postretirement benefit obligations and periodic postretirement costs are as follows:

FOR THE YEARS ENDED DECEMBER 31	2012	2011
Postretirement benefit obligations discount rate	4.25%	5.00%
Postretirement benefit cost discount rate	5.00%	5.50%

Assumed health care cost trend rates are as follows:

DECEMBER 31	2012	2011
Health care cost trend rate assumed for next year	7.00%	7.50%
Rate to which the cost trend is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year the rate reaches the ultimate trend rate	2017	2017

A one-percentage point change in assumed health care cost trend rates in each year would have an immaterial effect on net periodic benefit cost during 2012 and accumulated postretirement benefit obligation at December 31, 2012.

10. STOCK-BASED COMPENSATION PLANS

On May 16, 2006, the shareholders approved the adoption of The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan (the “Plan”). Key employees, directors and certain consultants of the Company and its subsidiaries are eligible for awards pursuant to the Plan, which is administered by the Compensation Committee of the Board of Directors (the “Committee”) of the Company. Under the Plan, awards may be granted in the form of non-qualified or incentive stock options, stock appreciation rights, performance awards, restricted stock, unrestricted stock, stock units, or any other award that is convertible into or otherwise based on the Company’s stock, subject to certain limits. The Plan authorized the issuance of 3,000,000 new shares that may be used for awards. In addition, shares of stock underlying any award granted and outstanding under the Company’s Amended Long-Term Stock Incentive Plan (the “1996 Plan”) as of the adoption date of the Plan that are forfeited, cancelled, expire or terminate without the issuance of stock become available for future grants under the Plan. As of December 31, 2012, there were 1,351,319 shares available for grants under the Plan. The Company utilizes shares of stock held in the treasury account for option exercises and other awards granted under both plans.

Compensation cost for the years ended December 31, 2012, 2011, and 2010 totaled $12.8 million, $12.2 million and $11.1 million, respectively. Related tax benefits were $4.5 million, $4.3 million and $3.9 million, respectively.

STOCK OPTIONS

Under the Plan, options may be granted to eligible employees, directors or consultants at an exercise price equal to the market price of the Company’s common stock on the date of grant. Option shares may be exercised subject to the terms prescribed by the Committee at the time of grant. Options granted in 2012, 2011, and 2010 generally vest over 4 years with a 50% vesting rate in the third year and a 50% vesting rate in the fourth year. Options must be exercised not later than ten years from the date of grant.

Information on the Company’s stock option plans is summarized below.

FOR THE YEARS ENDED DECEMBER 31	2012		2011		2010
(in whole shares and dollars)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	2,715,430	$38.57	2,843,909	$39.22	3,131,142	$39.16
Granted	529,500	36.84	297,000	46.47	412,250	42.72
Exercised	(90,624)	25.47	(120,064)	32.82	(326,823)	36.88
Forfeited or cancelled	(101,574)	41.45	(49,165)	41.67	(247,260)	44.49
Expired	(159,850)	44.05	(256,250)	57.00	(125,400)	44.91
Outstanding, end of year	2,892,882	$38.28	2,715,430	$38.57	2,843,909	$39.22
Exercisable, end of year	1,630,382	$37.18	1,686,930	$37.69	2,037,159	$39.74

Cash received for options exercised for the years ended December 31, 2012, 2011 and 2010 was $2.3 million, $3.9 million and $12.1 million, respectively. The intrinsic value of options exercised for the years ended December 31, 2012, 2011 and 2010 was $1.2 million, $1.8 million and $2.6 million, respectively.

The excess tax expense realized from options exercised for the years ended December 31, 2012, 2011, and 2010 was $0.4 million, $1.5 million, and $0.1 million, respectively. The aggregate intrinsic value at December 31, 2012 for shares outstanding and shares exercisable was $8.4 million and $6.5 million, respectively. At December 31, 2012, the weighted average remaining contractual life for shares outstanding and shares exercisable was 5.0 years and 2.7 years, respectively. Additional information about employee options outstanding and exercisable at December 31, 2012 is included in the following table:

	Options Outstanding			Options Currently Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Lives	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$14.94 to $28.88	263,195	0.65	23.37	263,195	$23.37
$30.29 to $34.19	387,750	6.15	34.11	189,500	$34.11
$35.00 to $36.50	362,913	2.03	36.17	362,913	$36.17
$36.81	496,500	9.06	36.81	—	—
$36.88 to $41.10	369,195	1.45	36.95	357,195	$36.90
$42.15 to $44.88	301,423	6.91	42.35	21,673	$44.87
$45.21 to $46.47	318,500	7.69	46.27	50,000	$45.21
$46.28 to $48.46	393,406	4.11	47.84	385,906	$47.85

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. For all options granted through December 31, 2012, the exercise price equaled the market price on the grant date. Compensation cost related to options is based upon the grant date fair value and expensed on a straight-line basis over the service period for each separately vesting portion of the option as if the option was, in substance, multiple awards.

The weighted average grant date fair value of options granted during the years ended December 31, 2012, 2011 and 2010 was $8.87, $12.23 and $11.48, respectively.

The following significant assumptions were used to determine the fair value for options granted in the years indicated.

	2012	2011	2010
Dividend yield	3.13% to 3.26%	2.152%	1.68% to 2.37%
Expected volatility	32.86% to 35.27%	31.53% - 33.30%	32.45% to 39.18%
Weighted average expected volatility	34.05%	32.42%	33.50%
Risk-free interest rate	0.61% - 1.06%	2.00% - 2.35%	0.87% to 2.70%
Expected term, in years	4.5 to 5.5	4.5 to 5.5	2.5 to 5.5

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

The fair value of shares that vested during the year ended December 31, 2012 was $1.6 million. For the years ended December 31, 2011 and 2010, the market price of shares that vested was lower than the value of these shares on their grant date. As of December 31, 2012, the Company had unrecognized compensation expense of $6.0 million related to unvested stock options that is expected to be recognized over a weighted average period of 2.6 years.

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

The Company granted market-based restricted share units in 2012 and performance-based restricted share units in 2011 and 2010 to certain employees. These share units vest after the achievement of certain performance targets at a rate of 50% after three years and the remaining 50% after four years of continued employment. The Company also granted restricted stock units to eligible employees that generally vest at a rate of 50% after three years and the remaining 50% after 4 years of continued employment. The following table summarizes information about employee restricted stock units.

FOR THE YEARS ENDED DECEMBER 31	2012		2011		2010
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Time-based restricted stock units:
Outstanding, beginning of year	768,529	$40.17	838,129	$40.93	700,904	$41.12
Granted	174,841	37.01	198,957	42.08	367,197	42.77
Vested	(137,194)	36.19	(230,613)	44.40	(118,730)	47.92
Forfeited	(55,339)	40.47	(37,944)	41.23	(111,242)	40.73
Outstanding, end of year	750,837	$40.15	768,529	$40.17	838,129	$40.93
Performance and market-based restricted stock units:
Outstanding, beginning of year	69,500	$45.37	101,680	$39.62	145,635	$42.79
Granted	96,150	36.91	42,500	46.47	41,250	42.15
Vested	—	—	(27,059)	45.21	(31,558)	48.46
Forfeited	(32,875)	43.28	(47,621)	34.16	(53,647)	44.97
Outstanding, end of year	132,775	$39.97	69,500	$45.37	101,680	$39.62

Time-based restricted stock units granted in 2012 and 2011 were significantly lower compared to 2010 due to a shift in awards granted to non-executive officers from time-based restricted stock units to time-based cash awards.

Performance based restricted stock units are based upon the achievement of the performance metric at 100%. These units have the potential to range from 0% to 133% of the shares disclosed, which varies based on grant year and individual participation level. Increases above the 100% target level are reflected as granted in the period in which performance-based stock unit goals are achieved. Decreases below the 100% target level are reflected as forfeited. In 2012, performance-based stock units of 31,750 were included as forfeited due to completion levels of less than the threshold achievement level for shares granted in 2010. The weighted average grant date fair value for these awards was $42.15. In 2011, performance-based stock units of 47,375 were included as forfeited due to completion levels of less than the threshold achievement level for shares granted in 2009. The weighted average grant date fair value for these awards was $34.19. In 2010, performance-based stock units of 11,472 were included as forfeited due to completion levels less than 100% for units granted in 2007. The weighted average grant date fair value for these awards was $48.46. Additionally, in 2010, 25,055 performance-based stock units were included as forfeited due to completion levels of less than 100% for units originally granted in 2008. The weighted average grant date fair value for these awards was $45.21.

In 2012, the Company granted 92,400 market-based awards to certain members of senior management, which are included in the table above as performance and market-based restricted stock activity. The attainment of these stock units is based on the relative total shareholder return (“TSR”) of the Company. This metric is based on a three-year average relative TSR as compared to a Property and Casualty Index of peer companies. The fair value of market based awards was estimated at the date of grant using a valuation model. These units have the potential to range from 0% to 150% of the shares disclosed.

The intrinsic value, which is equal to the fair value for restricted stock and for restricted stock units that vested during the year ended December 31, 2012, was $1.7 million. There was no intrinsic value of performance-based restricted stock since units that would have vested in 2012 were forfeited in the previous year due to the aforementioned completion levels of less than threshold. The intrinsic value of restricted stock units and performance-based restricted units that vested during the year ended December 31, 2011 were $10.2 million and $1.3 million, respectively. The intrinsic value of restricted stock units and performance-based restricted units that vested during the year ended December 31, 2010 were $5.0 million and $1.3 million, respectively.

At December 31, 2012, the aggregate intrinsic value of restricted stock and restricted stock units was $29.1 million and the weighted average remaining contractual life was 1.5 years. The aggregate intrinsic value of performance and market-based restricted stock units was $5.1 million and the weighted average remaining contractual life was 2.7 years. As of December 31, 2012, there was $14.5 million of total unrecognized compensation cost related to unvested restricted stock units and performance and market-based restricted stock units, assuming performance and market-based restricted stock units are achieved at 100% of the performance metric. The cost is expected to be recognized over a weighted-average period of 2.3 years. Compensation cost associated with restricted stock, restricted stock units and performance and market-based restricted stock units is generally calculated based upon grant date fair value, which is determined using current market prices.

11. EARNINGS PER SHARE AND SHAREHOLDERS’ EQUITY TRANSACTIONS

The following table provides weighted average share information used in the calculation of the Company’s basic and diluted earnings per share:

DECEMBER 31	2012	2011	2010
(in millions, except per share data)
Basic shares used in the calculation of earnings per share	44.7	45.2	45.6
Dilutive effect of securities:
Employee stock options	0.2	0.2	0.3
Non-vested stock grants	0.4	0.4	0.4
Diluted shares used in the calculation of earnings per share	45.3	45.8	46.3

Per share effect of dilutive securities on income from continuing operations	$(0.01)	$(0.01)	$(0.05)
Per share effect of dilutive securities on net income	$(0.02)	$(0.01)	$(0.05)

Diluted earnings per share during 2012, 2011 and 2010 excludes 1.8 million, 1.6 million and 1.4 million, respectively, of common shares issuable under the Company’s stock compensation plans, because their effect would be antidilutive.

Since October 2007 and through December 2012, the Company’s Board of Directors has authorized aggregate repurchases of the Company’s common stock of up to $500 million. As of December 31, 2012, the Company has $115.2 million available for repurchases under these repurchase authorizations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. The Company is not required to purchase any specific number of shares or to make purchases by any certain date under this program. During 2012, the Company purchased 0.5 million shares of the Company’s common stock through open market purchases at a cost of $20.0 million. On March 30, 2010, the Company entered into an accelerated share repurchase agreement for the immediate repurchase of 2.3 million shares of the Company’s common stock at a cost of $105.0 million. Total repurchases under this program as of December 31, 2012 were 9.1 million shares at a cost of $384.8 million.

12. DIVIDEND RESTRICTIONS

U.S. INSURANCE SUBSIDIARIES

The individual law of all states, including New Hampshire and Michigan, where Hanover Insurance and Citizens are domiciled, respectively, restrict the payment of dividends to stockholders by insurers. These laws affect the dividend paying ability of Hanover Insurance and Citizens.

Pursuant to New Hampshire’s statute, the maximum dividends and other distributions that an insurer may pay in any twelve month period, without prior approval of the New Hampshire Insurance Commissioner, is limited to 10% of such insurer’s statutory policyholder surplus as of the preceding December 31. No dividends were declared by Hanover Insurance in 2012. In 2011 and 2010, Hanover Insurance declared dividends to its parent totaling $99.0 million and $75.0 million, respectively. During 2013, the maximum dividend payable without prior approval is $151.9 million.

Pursuant to Michigan’s statute, the maximum dividends and other distributions that an insurer may pay in any twelve month period, without prior approval of the Michigan Insurance Commissioner, is limited to the greater of 10% of policyholders’ surplus as of December 31 of the immediately preceding year or the statutory net income less net realized gains, for the immediately preceding calendar year. Citizens declared dividends to its parent, Hanover Insurance, totaling $70.0 million, $69.0 million and $70.0 million in 2012, 2011 and 2010, respectively. Citizens cannot pay a further dividend to its parent without prior approval until December 2013, at which time the maximum dividend payable without prior approval would be $68.3 million.

The statutes in both New Hampshire and Michigan require that prior notice to the respective Insurance Commissioner of any proposed dividend be provided and such Commissioner may, in certain circumstances, prohibit the payment of the proposed dividend.

CHAUCER

Dividend payments from Chaucer to its parent are regulated by U.K. law. Dividends from Chaucer are dependent on dividends from its subsidiaries. Annual dividend payments from Chaucer are limited to retained earnings that are not restricted by capital and other requirements for business at Lloyd’s. Also, Chaucer must provide advance notice to the U.K.’s Financial Services Authority (“FSA”), or its successor regulator, of certain proposed dividends or other payments from FSA regulated entities. There are currently no plans to repatriate dividends from Chaucer to its parent.

13. SEGMENT INFORMATION

The Company’s primary business operations include insurance products and services provided through four operating segments. These operating segments are Commercial Lines, Personal Lines, and Chaucer segments and the Other Property and Casualty segment. Commercial Lines includes commercial multiple peril, commercial automobile, workers’ compensation, and other commercial coverages, such as specialty program business, inland marine, management and professional liability and surety. Personal Lines includes personal automobile, homeowners and other personal coverages. Chaucer includes marine and aviation, energy, property, U.K. motor, and casualty and other coverages (which includes international liability, specialist coverages, and syndicate participations). The Other Property and Casualty segment consists of: Opus Investment Management, Inc., which markets investment management services to institutions, pension funds and other organizations; earnings on holding company assets; and, a voluntary pools business which is in run-off. The separate financial information is presented consistent with the way results are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company reports interest expense related to its debt separately from the earnings of its operating segments. This consists of interest on the Company’s senior debentures, junior debentures, subordinated notes, collateralized borrowings with the Federal Home Loan Bank of Boston, and letter of credit facility. Management evaluates the results of the aforementioned segments on a pre-tax basis and excludes interest expense on debt. Segment income (loss) excludes certain items which are included in net income (loss), such as income taxes and net realized investment gains and losses, including gains and losses from certain derivative instruments. Such gains and losses are excluded since they are determined by interest rates, financial markets and the timing of sales. Also, segment income (loss) excludes net gains and losses on disposals of businesses, discontinued operations, costs to acquire businesses, restructuring costs, extraordinary items, the cumulative effect of accounting changes and certain other items. Although the items excluded from segment income (loss) may be significant components in understanding and assessing the Company’s financial performance, management believes that the presentation of segment income (loss) enhances an investor’s understanding of the Company’s results of operations by highlighting net income (loss) attributable to the core operations of the business. However, segment income (loss) should not be construed as a substitute for net income (loss) determined in accordance with U.S. GAAP.

Summarized below is financial information with respect to the Company’s business segments. Amounts reflect activity of Chaucer since the July 1, 2011 acquisition date.

FOR THE YEARS ENDED DECEMBER 31	2012	2011	2010
(in millions)

Segment revenues:
Commercial Lines	$1,966.2	$1,798.9	$1,522.3
Personal Lines	1,560.0	1,555.9	1,583.8
Chaucer	1,030.0	534.1	—
Other Property and Casualty	17.4	19.8	21.0
Total	4,573.6	3,908.7	3,127.1
Intersegment revenues	(6.5)	(5.2)	(4.6)
Total segment revenues	4,567.1	3,903.5	3,122.5
Net realized investment gains	23.6	28.1	29.7
Total revenues	$4,590.7	$3,931.6	$3,152.2
Segment income (loss) before income taxes:
Commercial Lines:
GAAP underwriting loss	$(224.2)	$(123.0)	$(25.4)
Net investment income	142.4	136.5	129.9
Other income	1.5	2.8	1.9
Commercial Lines segment income (loss)	(80.3)	16.3	106.4
Personal Lines:
GAAP underwriting income (loss)	(67.3)	(72.6)	0.9
Net investment income	86.5	92.1	102.9
Other income	6.3	3.6	8.5
Personal Lines segment income	25.5	23.1	112.3
Chaucer:
GAAP underwriting income	93.5	11.9	—
Net investment income	40.2	16.9	—
Other income	3.1	4.1	—
Chaucer segment income	136.8	32.9	—
Other Property and Casualty:
GAAP underwriting income (loss)	(3.5)	(0.3)	0.8
Net investment income	7.2	12.7	14.4
Other net expenses	(10.6)	(12.9)	(11.7)
Other Property and Casualty segment income (loss)	(6.9)	(0.5)	3.5
Total	75.1	71.8	222.2
Interest on debt	(61.9)	(55.0)	(44.3)
Segment income before income taxes	13.2	16.8	177.9
Adjustments to segment income:
Net realized investment gains	23.6	28.1	29.7
Net loss from retirement of debt	(5.1)	(2.3)	(2.0)
Net costs related to acquired businesses	(2.6)	(16.4)	—
Loss on derivative instruments	—	(11.3)	—
Net foreign exchange gains (losses)	(0.4)	6.7	—
Income before income taxes	$28.7	$21.6	$205.6

The following table provides identifiable assets for the Company’s business segments and discontinued operations:

DECEMBER 31	2012	2011
(in millions)	Identifiable Assets
U.S. Companies	$8,909.6	$8,471.6
Chaucer	4,444.8	4,005.8
Discontinued operations	130.5	121.2
Total	$13,484.9	$12,598.6

The Company reviews the assets of its U.S. Companies collectively and does not allocate them between the Commercial Lines, Personal Lines and Other Property and Casualty segments.

Geographic Concentrations

Prior to the acquisition of Chaucer, the Company’s revenues were generated exclusively in the U.S. Revenues attributable to foreign countries are a result of the Chaucer acquisition. The following table presents gross written premium (“GWP”) based on the location of the risk:

FOR THE YEAR ENDED DECEMBER 31	2012	2011
	% of Total GWP
United States	76%	87%
United Kingdom	6	4
Worldwide and other	18	9
Total	100%	100%

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

Long-lived assets located outside the U.S. were not material for the year ended December 31, 2012 or 2011. The Company does not have revenue from transactions with a single agent or broker amounting to 10 percent or more of its consolidated revenue.

14. LEASE COMMITMENTS

Rental expenses for operating leases amounted to $22.4 million, $21.1 million and $17.2 million in 2012, 2011 and 2010, respectively. These expenses relate primarily to building leases of the Company. At December 31, 2012, future minimum rental payments under non-cancelable operating leases, were approximately $58.5 million, payable as follows: 2013 – $18.0 million; 2014 – $16.3 million; 2015 – $13.8 million; 2016 – $7.2 million and 2017 and thereafter – $3.2 million. It is expected that in the normal course of business, leases that expire may be renewed or replaced by leases on other property and equipment.

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

As a condition to conduct certain business in various states, the Company is required to participate in residual market mechanisms, facilities and pooling arrangements such as the Michigan Catastrophic Claims Association (“MCCA”). The Company is subject to concentration of risk with respect to reinsurance ceded to the MCCA. Funding for MCCA comes from assessments against automobile insurers based upon their share of insured automobiles in the state. Insurers are allowed to pass along this cost to

Michigan automobile policyholders. The Company ceded to the MCCA premiums earned and losses and LAE incurred of $74.0 million and $99.9 million in 2012, $69.6 million and $122.6 million in 2011, $64.7 million and $135.6 million in 2010, respectively. MCCA, which represented 34.5% of the total reinsurance receivable balance at December 31, 2012, is the Company’s only reinsurer representing at least 10% of its reinsurance assets. Reinsurance recoverables related to MCCA were $856.3 million and $816.7 million at December 31, 2012 and 2011, respectively. Because the MCCA is supported by assessments permitted by statute, and there have been no significant uncollectible balances from MCCA identified during the three years ending December 31, 2012, the Company believes that it has no significant exposure to uncollectible reinsurance balances from this entity.

The following table provides the effects of reinsurance. Amounts reflect activity of Chaucer since the July 1, 2011 acquisition date.

FOR THE YEARS ENDED DECEMBER 31	2012	2011	2010
(in millions)
Property and casualty premiums written:
Direct	$4,515.1	$3,830.9	$3,087.9
Assumed(1)	689.1	228.3	270.6
Ceded	(835.8)	(465.8)	(310.5)
Net premiums written	$4,368.4	$3,593.4	$3,048.0
Property and casualty premiums earned:
Direct	$4,352.9	$3,695.2	$2,970.6
Assumed(1)	687.0	442.6	174.8
Ceded	(800.8)	(539.2)	(304.4)
Net premiums earned	$4,239.1	$3,598.6	$2,841.0
Percentage of assumed to net premiums earned	16.21%	12.30%	6.15%
Property and casualty losses and LAE:
Direct	$3,251.4	$2,723.5	$2,001.8
Assumed(1)	311.4	249.4	96.9
Ceded	(588.4)	(422.1)	(242.4)
Net losses and LAE	$2,974.4	$2,550.8	$1,856.3

(1)	Assumed reinsurance activity in 2012 and 2011 primarily related to our Chaucer segment. In addition, 2011 assumed premiums earned and assumed losses and LAE included $96.0 million and $54.2 million, respectively, related to the 2010 OneBeacon renewal rights transaction. Assumed reinsurance activity in 2010 primarily related to the OneBeacon renewal rights transaction.

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

The following table provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses (results for Chaucer for the year ended December 31, 2011 reflect the period from July 1, 2011 to December 31, 2011).

FOR THE YEARS ENDED DECEMBER 31	2012	2011	2010
(in millions)
Gross loss and LAE reserves, beginning of year	$5,760.3	$3,277.7	$3,153.9
Reinsurance recoverable on unpaid losses	1,931.8	1,115.5	1,060.2
Net loss and LAE reserves, beginning of year	3,828.5	2,162.2	2,093.7
Net incurred losses and LAE in respect of losses occurring in:
Current year	2,990.2	2,654.1	1,967.4
Prior years	(15.8)	(103.3)	(111.1)
Total incurred losses and LAE	2,974.4	2,550.8	1,856.3
Net payments of losses and LAE in respect of losses occurring in:
Current year	1,317.6	1,482.4	1,078.7
Prior years	1,396.5	1,010.3	738.6
Total payments	2,714.1	2,492.7	1,817.3
Purchase of Chaucer, net of reinsurance recoverable on unpaid losses of $669.6	—	1,631.0	—
Purchase of Campania	—	—	29.5
Effect of foreign exchange rate changes	33.9	(22.8)	—
Net reserve for losses and LAE, end of year	4,122.7	3,828.5	2,162.2
Reinsurance recoverable on unpaid losses	2,074.3	1,931.8	1,115.5
Gross reserve for losses and LAE, end of year	$6,197.0	$5,760.3	$3,277.7

As part of an ongoing process, the reserves have been re-estimated for all prior accident years and were decreased by $15.8 million, $103.3 million and $111.1 million in 2012, 2011 and 2010, respectively. For the year ended December 31, 2012, and the six months ended December 31, 2011, these amounts include favorable loss and LAE reserve development of $72.6 million and $35.5 million, respectively for Chaucer. The Chaucer favorable development during the year ended December 31, 2012 was primarily the result of lower than expected losses in the energy line, primarily in the 2008 through 2011 accident years, marine and aviation lines, primarily in the 2007 through 2011 accident years, casualty lines, primarily in the 2010 and 2011 accident years, and the property lines, primarily in the 2009 through 2011 accident years. For Commercial and Personal Lines, the unfavorable loss and LAE development during the year ended December 31, 2012 was primarily the result of higher than expected losses within other commercial lines, primarily in the contract surety line due to the ongoing challenging macroeconomic environment for contractors, and to a lesser extent, the AIX program business, primarily related unexpected severity in commercial automobile liability, commercial multiple peril and general liability in a limited number of programs, and from higher than expected large losses within the commercial automobile line, primarily related to liability coverage in the 2011 accident year. In addition, the Company experienced higher than expected losses within the personal automobile line, primarily related to bodily injury severity in the 2010 and 2011 accident years, and higher than expected homeowners property losses from non-catastrophe weather related activity in the 2011 accident year. Partially offsetting the unfavorable development was lower than expected losses within the commercial multiple peril line, related to the 2008 through 2011 accident years.

The $103.3 million favorable loss and LAE reserve development during the year ended December 31, 2011 includes favorable loss and LAE reserve development of $35.5 million for Chaucer. The Chaucer favorable development was primarily the result of lower than expected losses in the energy, property and U.K. motor lines, primarily related to the 2009 and 2010 accident years. For Commercial and Personal Lines, the favorable loss and LAE reserve development during the year ended December 31, 2011 was primarily the result of lower than expected losses in the personal automobile line, primarily related to bodily injury coverage in the 2008 through 2010 accident years, the commercial multiple peril line related to the 2007 through 2010 accident years and lower than expected losses in the 2007 through 2010 accident years in the workers’ compensation line. In addition, within other commercial lines, unfavorable development in the professional liability and surety lines were partially offset by favorable development in the healthcare and other commercial property lines.

The $111.1 million favorable loss and LAE reserve development during the year ended December 31, 2010 is primarily the result of lower than expected losses in the personal automobile line across all coverages, primarily related to the 2009 accident year, and lower than expected losses in the workers’ compensation line, primarily related to the 2008 and 2009 accident years. In addition, lower than expected losses in the commercial multiple peril line in liability coverages, primarily related to the 2007 through 2009 accident years and in the commercial umbrella line related to the 2007 through 2009 accident years contributed to the favorable development, partially offset by unfavorable development in the surety business, primarily related to the 2009 accident year. The 2010 amount includes $9.8 million of favorable development resulting from a change in the cost factors used for establishing unallocated loss adjustment expense reserves.

Loss and LAE reserves related to asbestos and environmental damage liability, primarily in other commercial lines, were $60.5 million, $59.8 million and $63.9 million as of December 31, 2012, 2011 and 2010, respectively. Ending loss and LAE reserves for all direct business written by the Company related to asbestos and environmental damage liability, included in the reserve for losses and LAE, were $9.8 million, $10.0 million and $10.1 million, net of reinsurance of $20.4 million, $18.7 million and $19.9 million as of December 31, 2012, 2011 and 2010, respectively. As a result of the Company’s historical direct underwriting mix of Commercial Lines policies toward smaller and middle market risks, past asbestos and environmental damage liability loss experience has remained minimal in relation to the Company’s total loss and LAE incurred experience. In addition, the Company has established gross loss and LAE reserves for its run-off voluntary assumed reinsurance pool business with asbestos and environmental damage liability of $30.3 million, $31.1 million and $33.9 million at December 31, 2012, 2011 and 2010, respectively. These reserves relate to pools in which the Company has terminated its participation; however, the Company continues to be subject to claims related to years in which it was a participant. Because of the inherent uncertainty regarding the types of claims in these pools, the Company cannot provide assurance that its reserves will be sufficient.

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

17. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

Durand Litigation

On March 12, 2007, a putative class action suit captioned Jennifer A. Durand v. The Hanover Insurance Group, Inc., and The Allmerica Financial Cash Balance Pension Plan was filed in the United States District Court for the Western District of Kentucky. The named plaintiff, a former employee who received a lump sum distribution from the Company’s Cash Balance Plan (the “Plan”) at or about the time of her termination, claims that she and others similarly situated did not receive the appropriate lump sum distribution because in computing the lump sum, the Company understated the accrued benefit in the calculation. The plaintiff claims that the Plan understated her distributions and those of similarly situated participants by failing to pay an additional so-called “whipsaw” amount reflecting the present value of an estimate of future interest credits from the date of the lump sum distribution to each participant’s retirement age of 65 discounted by applicable IRS rates.

The Plaintiff filed an Amended Complaint adding two new named plaintiffs and additional claims on December 11, 2009. In response, the Company filed a Motion to Dismiss on January 30, 2010. In addition to the pending claim challenging the calculation of lump sum distributions, the Amended Complaint included: (a) a claim that the Plan failed to calculate participants’ account balances and lump sum payments properly because interest credits were based solely upon the performance of each participant’s selection from among various hypothetical investment options (as the Plan provided) rather than crediting the greater of that performance or the 30 year Treasury rate; (b) a claim that the 2004 Plan amendment, which changed interest crediting for all participants from the performance of participant’s investment selections to the 30 year Treasury rate, reduced benefits in violation of the Employee Retirement Income Security Act of 1974 (“ERISA”) for participants who had account balances as of the amendment date by not continuing to provide them performance-based interest crediting on those balances; and (c) claims against the Company for breach of fiduciary duty and ERISA notice requirements arising from the various interest crediting and lump sum distribution matters of which Plaintiffs complain. The District Court granted the Company’s Motion to Dismiss the additional claims on statute of limitations grounds by a Memorandum Opinion dated March 31, 2011, leaving the claims substantially as set forth in the original March 12, 2007 complaint. Plaintiffs filed a Motion for Reconsideration of the District Court’s decision to dismiss the additional claims, which was denied with respect to the claims set forth in (a) and (b) above; however, the Court did allow the fiduciary duty claim regarding plaintiffs’ “whipsaw” claim to stand. On June 22, 2012, the Company and the Plan filed a Motion for Summary Judgment to dismiss the claims of one of the plaintiffs who received his lump sum distribution after December 31, 2003, on the basis that certain amendments to the Plan effective January 1, 2004 eliminated any basis for payment of an additional “whipsaw” amount to participants who received lump sum distributions after December 31, 2003. On December 13, 2012, the Court held this motion in abeyance pending a ruling on Plaintiffs’ Motion for Class Certification. Plaintiffs filed their Motion for Class Certification on January 14, 2013. On February 8, 2013, the Company and the Plan informed the Court that they did not oppose the certification of a class.

At this time, the Company is unable to provide a reasonable estimate of the potential range of ultimate liability if the outcome of the suit is unfavorable. The extent to which any of the Plaintiffs’ multiple theories of liability, some of which are overlapping and others of which are quite complex and novel, are accepted and upheld on appeal will significantly affect the Plan’s or the Company’s potential liability. The statute of limitations applicable to the alleged class has not yet been finally determined and the extent of potential liability, if any, will depend on this final determination. In addition, assuming for these purposes that the Plaintiffs prevail with respect to claims that benefits accrued or payable under the Plan were understated, then there are numerous possible theories and other variables upon which any revised calculation of benefits as requested under Plaintiffs’ claims could be based. Any adverse judgment in this case against the Plan would be expected to create a liability for the Plan, with resulting effects on the Plan’s assets available to pay benefits. The Company’s future required funding of the Plan could also be impacted by such a liability.

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

18. STATUTORY FINANCIAL INFORMATION

The Company’s U.S. insurance subsidiaries are required to file annual statements with state regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis), as codified by the National Association of Insurance Commissioners. Statutory capital and surplus differs from shareholders’ equity reported in accordance with generally accepted accounting principles primarily because under the statutory basis of accounting, policy acquisition costs are expensed when incurred, the recognition of deferred tax assets is based on different recoverability assumptions and postretirement benefit costs are based on different participant assumptions.

The following table provides statutory net income for the year ended December 31 and statutory capital and surplus as of December 31 for the periods indicated:

	2012	2011	2010
(in millions)
Statutory Net Income (Loss)
U.S. Insurance Subsidiaries	$(47.3)	$(5.2)	$101.7
Statutory Capital and Surplus
U.S. Insurance Subsidiaries	$1,523.4	$1,582.8	$1,747.3

19. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The quarterly results of operations for 2012 and 2011 are summarized below.

FOR THE THREE MONTHS ENDED
(in millions, except per share data)

2012	March 31	June 30	Sept. 30	Dec. 31
Total revenues	$1,121.8	$1,127.2	$1,157.7	$1,184.0
Income (loss) from continuing operations	$50.7	$9.8	$40.9	$(55.3)
Net income (loss)	$49.7	$20.8	$40.4	$(55.0)
Income (loss) from continuing operations per share:
Basic	$1.13	$0.22	$0.92	$(1.24)
Diluted(1)	$1.11	$0.22	$0.90	$(1.24)
Net income (loss) per share:
Basic	$1.11	$0.46	$0.91	$(1.24)
Diluted(1)	$1.09	$0.46	$0.89	$(1.24)
Dividends declared per share	$0.30	$0.30	$0.30	$0.33

FOR THE THREE MONTHS ENDED
(in millions, except per share data)

2011	March 31	June 30	Sept. 30	Dec. 31
Total revenues	$833.8	$853.9	$1,108.0	$1,135.9
Income (loss) from continuing operations	$27.9	$(32.8)	$(10.0)	$46.4
Net income (loss)	$29.3	$(32.2)	$(10.0)	$49.6
Income (loss) from continuing operations per share:
Basic	$0.62	$(0.72)	$(0.22)	$1.03
Diluted(1)	$0.61	$(0.72)	$(0.22)	$1.02
Net income (loss) per share:
Basic	$0.65	$(0.71)	$(0.22)	$1.10
Diluted(1)	$0.64	$(0.71)	$(0.22)	$1.09
Dividends declared per share	$0.275	$0.275	$0.275	$0.30

(1)	Per diluted share amounts in the second and third quarters of 2011 and the fourth quarter of 2012 exclude common stock equivalents, since the impact of these instruments was antidilutive.

Due to the use of weighted average shares outstanding when calculating earnings per common share, the sum of the quarterly per common share data may not equal the per common share data for the year.

20. SUBSEQUENT EVENTS

There were no subsequent events requiring adjustment to the financial statements and no additional disclosures required in the notes to the consolidated financial statements except for the repayment of the FHLBB CDAs disclosed in Note 6 – “Debt and Credit Arrangements”.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

ITEM 9B —	OTHER INFORMATION

None.

ITEM 10 —	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS OF THE REGISTRANT

Except for the portion about executive officers and our Code of Conduct which is set forth below, this information is incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2013 to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is biographical information concerning our executive officers.

Maribeth Bearfield, 54

Executive Vice President, Chief Human Resources Officer

Ms. Bearfield has served as Executive Vice President, Chief Human Resources Officer since October 2012. Prior to that, from 2004 until 2012, she held a variety of positions within the human resources organization at State Street Corporation, last serving as Senior Vice President, Chief Talent Officer. Previously, Ms. Bearfield worked in the human resource departments at Cisco Systems, Inc., Oracle Corporation and Verizon Communication, Inc.

Mark R. Desrochers, 44

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

Frederick H. Eppinger, Jr., 54

Director, President and Chief Executive Officer

Mr. Eppinger has been Director, President and Chief Executive Officer of THG since joining the Company in 2003. Before joining the Company, Mr. Eppinger was Executive Vice President of Property and Casualty Field and Service Operations for The Hartford Financial Services Group, Inc. Prior to that, he was Senior Vice President of Strategic Marketing from 2000 to 2001 for ChannelPoint, Inc., a firm that provided business-to-business technology for insurance and financial service companies, and was a senior partner at the international consulting firm of McKinsey & Company. Mr. Eppinger led the insurance practice at McKinsey, where he worked closely with chief executive officers of many leading insurers over a period of 15 years, beginning in 1985. Mr. Eppinger began his career as an accountant with the firm then known as Coopers & Lybrand. He is a director of Centene Corporation, a publicly-traded, multi-line healthcare company. Mr. Eppinger is an employee of THG, and therefore is not an independent director. Mr. Eppinger’s term of office as a director of THG expires in 2015.

David B. Greenfield, 50

Executive Vice President, Chief Financial Officer and Principal Accounting Officer

Mr. Greenfield has served as Executive Vice President, Chief Financial Officer and Principal Accounting Officer since March 2011. Prior to that, from December 2010 to March 2011, he served as Executive Vice President, Senior Finance Officer. Prior to joining the Company, Mr. Greenfield served as the Chief Financial Officer of Axis Capital Holdings Limited from 2006 until 2010. From 1984 to 2006, Mr. Greenfield worked for KPMG LLP, where he advanced to partnership serving as KPMG’s Global Sector Chair for Insurance and a member of KPMG’s Global Financial Services Leadership Team.

J. Kendall Huber, 58

Executive Vice President, General Counsel and Assistant Secretary

Mr. Huber has been General Counsel and Assistant Secretary since joining THG in 2000. Prior to joining THG, Mr. Huber held various positions with Promus Hotel Corporation, Legg Mason, Inc., USF&G Corporation, the law firm now known as DLA Piper and the Judge Advocate General’s Corps, U.S. Navy.

Andrew Robinson, 47

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

PART III

John C. Roche, 49

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

Robert Stuchbery, 56

President and Chief Executive Officer, Chaucer

Mr. Stuchbery has been Chief Executive Officer of Chaucer since January 2010. Prior to his appointment as CEO, Mr. Stuchbery served as Chaucer’s Chief Underwriting Officer from 2005 to 2009, and as Group Underwriting Director from 2000 to 2005. He was Active Underwriter for Syndicate 1096 from 1996 to 2000 and prior to that was Deputy Underwriter of Syndicate 1096 from 1988 to 1996. Before joining Chaucer in 1988, Mr. Stuchbery served in various positions with the U.K. subsidiary of CNA Reinsurance of London Limited from 1976 to 1987. Mr. Stuchbery is a Fellow of the Chartered Insurance Institute and a member of the Lloyd’s Market Association Board where he currently serves as Deputy Chairman.

Gregory D. Tranter, 56

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

Marita Zuraitis, 52

Executive Vice President

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

ANNUAL MEETING OF SHAREHOLDERS

The Board of Directors of THG have scheduled the 2013 Annual Meeting of Shareholders for May 14, 2013. The record date for determining the shareholders of the Company entitled to notice of and to vote at such Annual Meeting is March 20, 2013.

CODE OF CONDUCT

Our Code of Conduct is available, free of charge, on our website at www.hanover.com under “About Us – Corporate Governance”. The Code of Conduct applies to our directors, officers and employees, including our Chief Executive Officer, Chief Financial Officer and Controller. While we do not expect to grant waivers to our Code of Conduct, any such waivers to our Chief Executive Officer, Chief Financial Officer or Controller will be posted on our website at www.hanover.com, as required by applicable law or New York Stock Exchange requirements. A printed copy of the Code of Conduct will be provided free of charge by contacting the Company’s Corporate Secretary at the Company’s headquarters, 440 Lincoln Street, Worcester, MA 01653.

ITEM 11 —	EXECUTIVE COMPENSATION

Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 2013, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 12 —	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2012 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(2)
Equity compensation plans approved by security holders	3,786,869	$38.28	1,351,319
Equity compensation plans not approved by security holders	—	—	—
Total	3,786,869	$38.28	1,351,319

(1)	Includes 893,987 shares of Common Stock which may be issued upon vesting of outstanding restricted stock, restricted stock units, performance-based restricted stock units (assuming the maximum award amount), or market-based restricted stock units. The weighted-average exercise price does not take these awards into account.

(2)	The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan (the “Plan”), which was adopted on May 16, 2006, authorized the issuance of 3,000,000 new shares that may be used for awards. In addition, shares of stock underlying any award granted and outstanding under the Company’s Amended Long-Term Stock Incentive Plan (the “1996 Plan”) as of the adoption date of the Plan that are forfeited, cancelled, expire or terminate after the adoption date without the issuance of stock, become available for future grants under the Plan.

Additional information related to Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 2013, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 13 —	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 2013, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 14 —	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 2013, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 15 —	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)(1) FINANCIAL STATEMENTS

The consolidated financial statements and accompanying notes thereto are included on pages XXX to XXX of this Form 10-K.

(A)(2) FINANCIAL STATEMENT SCHEDULES

		Page No. in this Report

I	Summary of Investments – Other than Investments in Related Parties	140

II	Condensed Financial Information of Registrant	141

III	Supplementary Insurance Information	144

IV	Reinsurance	145

V	Valuation and Qualifying Accounts	146

VI	Supplemental Information Concerning Property and Casualty Insurance Operations	147

PART IV

(A)(3) EXHIBIT INDEX

2.1	Stock Purchase Agreement, dated as of August 22, 2005, between The Goldman Sachs Group, Inc., as Buyer, and Registrant, as Seller (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 24, 2005 and incorporated herein by reference.

2.2	Stock Purchase Agreement by and between the Registrant and Commonwealth Annuity and Life Insurance Company, dated July 30, 2008 (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K), previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 4, 2008 and incorporated herein by reference.

2.3	Implementation Agreement by and among The Hanover Insurance Group, Inc., 440 Tessera Limited and Chaucer Holdings plc, dated April 20, 2011 previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 21, 2011 and incorporated herein by reference.

3.1	Certificate of Incorporation of the Registrant previously filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2006 and incorporated herein by reference.

3.2	Amended By-Laws of the Registrant, previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 21, 2006 and incorporated herein by reference.

4.1	Specimen Certificate of Common Stock previously filed as Exhibit 4 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2006 and incorporated herein by reference.

4.2	Form of Indenture relating to the Debentures between the Registrant and State Street Bank & Trust Company, as trustee, previously filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-96764) filed with the Commission on September 11, 1995 and incorporated herein by reference.

4.3	Form of Global Debenture previously filed as Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2006 and incorporated herein by reference.

4.4	Indenture dated February 3, 1997 relating to the Junior Subordinated Debentures of the Registrant previously filed as Exhibit 3 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 5, 1997 and incorporated herein by reference.

4.5	First Supplemental Indenture dated July 30, 2009 amending the indenture dated February 3, 1997 relating to the Junior Subordinated Debentures of the Registrant previously filed as Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2010 and incorporated herein by reference.

4.6	Form of Global Security representing $300,000,000 principal amount of Junior Subordinated Debentures of the Registrant previously filed as Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2010 and incorporated herein by reference.

4.7	Indenture dated January 21, 2010, between the Registrant and U.S. Bank National Association, as trustee, previously filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 ASR (No. 333-164446) filed with the Commission on January 21, 2010 and incorporated herein by reference.

4.8	First Supplemental Indenture and Form of Global Note dated February 23, 2010, related to the Notes of the Registrant, between the Registrant and U.S. Bank National Association, as trustee, previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 23, 2010 and incorporated herein by reference.

4.9	Second Supplemental Indenture dated as of June 17, 2011, between U.S. Bank National Association, as trustee, including the form of Global Note attached as Annex A thereto, supplementing the Indenture dated as of January 21, 2010, previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 17, 2011 and incorporated herein by reference.

4.10	Trust Deed Constituting $50,000,000 Floating Rate Subordinated Notes due 2036 dated September 21, 2006 between Chaucer Holdings plc and Wilmington Trust (Channel Islands), Ltd previously filed as Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2011 and incorporated herein by reference.
Management agrees to furnish the Securities and Exchange Commission, upon request, a copy of any other agreements or instruments of the Registrant and its subsidiaries defining the rights of holders of any non-registered debt whose authorized principal amount does not exceed 10% of Registrant’s total consolidated assets.

+10.1	State Mutual Life Assurance Company of America Excess Benefit Retirement Plan previously filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (No. 33-91766) filed with the Commission on May 1, 1995 and incorporated herein by reference.

+10.2	The Hanover Insurance Group Cash Balance Pension Plan, as amended, previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 1, 2012 and incorporated herein by reference.

+10.3	The Hanover Insurance Group Retirement Savings Plan, as amended, previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 2, 2012 and incorporated herein by reference.

+10.4	The Hanover Insurance Group, Inc. Amended and Restated Non-Qualified Retirement Savings Plan, previously filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 24, 2011 and incorporated herein by reference.

+10.5	The Hanover Insurance Group, Inc. Amended Long-Term Stock Incentive Plan previously filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K filed with the Commission on April 1, 2002 and incorporated herein by reference.

+10.6	Form of Amended and Restated Non-Qualified Stock Option Agreement under The Hanover Insurance Group, Inc. Amended Long-Term Stock Incentive Plan previously filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 21, 2007 and incorporated herein by reference.

+10.7	Amendment to Outstanding Stock Options Issued under the Registrant’s 2006 Long-Term Incentive Plan and Amended Long-Term Stock Incentive Plan previously filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 8, 2011 and incorporated herein by reference.

+10.8	The Hanover Insurance Group 2006 Long-Term Incentive Plan, as amended, previously filed as Annex I to the Registrant’s Proxy Statement filed with the Commission on March 29, 2012 and incorporated herein by reference.

+10.9	Form of Non-Qualified Stock Option Agreement under The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 21, 2007 and incorporated herein by reference.

+10.10	Form of Non-Qualified Stock Option Agreement under The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan previously filed as Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 27, 2009 and incorporated herein by reference.

+10.11	Form of Non-Qualified Stock Option Agreement under the 2006 Long-Term Incentive Plan previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 8, 2011 and incorporated herein by reference.

+10.12	Form of Restricted Stock Unit Agreement under The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan previously filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 27, 2009 and incorporated herein by reference.

+10.13	Form of Performance-Based Restricted Stock Unit Agreement under The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan previously filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 27, 2009 and incorporated herein by reference.

+10.14	Form of Restricted Stock Agreement under the 2006 Long-Term Incentive Plan previously filed as Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 29, 2012 and incorporated herein by reference.

+10.15	The Hanover Insurance Group, Inc. 2009 Short-Term Incentive Compensation Plan previously filed as Annex 2 to the Registrant’s Proxy Statement filed with the Commission on March 27, 2009 and incorporated herein by reference.
+10.16	The Hanover Insurance Group Amended and Restated Employment Continuity Plan previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 11, 2008 and incorporated herein by reference.

+10.17	Letter Agreement between David Greenfield and the Registrant dated January 20, 2011 regarding his participation in The Hanover Insurance Group Amended and Restated Employment Continuity Plan previously filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 24, 2011 and incorporated herein by reference.

+10.18	Letter Agreement between Andrew Robinson and the Registrant dated October 15, 2012 regarding his participation in The Hanover Insurance Group Amended and Restated Employment Continuity Plan previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 19, 2012 and incorporated herein by reference.

+10.19	Description of 2011 – 2012 Non-Employee Director Compensation previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2011 and incorporated herein by reference.

+10.20	Description of 2012 – 2013 Non-Employee Director Compensation previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 2, 2012 and incorporated herein by reference.

+10.21	Offer Letter, dated August 14, 2003, between the Registrant and Frederick H. Eppinger, Jr., as amended December 10, 2008 previously filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 27, 2009 and incorporated herein by reference.

+10.22	Offer Letter dated December 15, 2010 between David Greenfield and the Registrant previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 17, 2010 and incorporated herein by reference.

+10.23	Description of 2011 Executive Short-Term Incentive Compensation Program Awards, 2012 Executive Short-Term Incentive Compensation Program and 2012 Long-Term Incentive Program previously filed as Item 5.02 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 26, 2012 and incorporated herein by reference.

+10.24	The Hanover Insurance Group, Inc. Non-Employee Director Deferral Plan previously filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 27, 2009 and incorporated herein by reference.

+10.25	IRC Section 162(m) Deferral Letter for Certain Executive Officers of the Registrant previously filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 27, 2009 and incorporated herein by reference.

+10.26	Service Agreement dated January 20, 2010 by and between Robert Stuchbery and Chaucer Holdings plc previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2011 and incorporated herein by reference.

+10.27	Chaucer Pension Scheme, as amended, previously filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2011 and incorporated herein by reference.

+10.28	Robert Stuchbery Retention Agreement dated August 23, 2011 previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 8, 2011 and incorporated herein by reference.

+10.29	Trust Deed and Rules of The Chaucer Share Incentive Plan previously filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 8, 2011 and incorporated herein by reference.
10.30	Standby Letter of Credit Facility Agreement, dated November 28, 2011, among Chaucer Holdings plc, as Account Party (as defined therein), 440 Tessera Limited and certain subsidiaries of the Account Party, as Guarantors (as defined therein), the Lenders (as defined therein) party thereto from time to time, Lloyds TSB Bank plc, Barclays Bank plc and The Royal Bank of Scotland plc as mandated lead arrangers and Lloyds TSB Bank plc as bookrunner, overdraft provider, facility agent of the other Finance Parties (as defined therein) and security agent to the Secured Parties (as defined therein) previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 1, 2011 and incorporated herein by reference.

10.31	Guaranty Agreement, dated November 28, 2011, among The Hanover Insurance Group, Inc. and Lloyds TSB Bank plc, as Facility Agent and Security Agent (each as defined therein) previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 1, 2011 and incorporated herein by reference.

10.32	Federal Home Loan Bank of Boston Agreement for Advances, Collateral Pledge, and Security Agreement dated September 11, 2009 previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 4, 2009 and incorporated herein by reference.

10.33	Form of Accident and Health Coinsurance Agreement between The Hanover Insurance Company, as Reinsurer, and First Allmerica Financial Life Insurance Company (the schedules and certain exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 4, 2008 and incorporated by reference herein.

10.34	Credit Agreement, dated August 2, 2011, among The Hanover Insurance Group, Inc., as Borrower, Wells Fargo Bank, National Association, as administrative agent, and various other lender parties, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 3, 2011 and incorporated herein by reference.

+10.35	Description of 2012 Chaucer Annual Bonus Scheme

+10.36	Description of Robert Stuchbery’s 2012 Long-Term Incentive Award

+10.37	2011 Chaucer Long-Term Incentive Plan

+10.38	Form of Non-Qualified Stock Option Agreement under The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan

+10.39	Form of Performance-Based Restricted Stock Unit Agreement under The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan

+10.40	Form of Restricted Stock Unit Agreement under The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan

12.1	Computation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of THG

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney

31.1	Certification of the Chief Executive Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Internal Revenue Service Ruling dated April 15, 1995 previously filed as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-91766) filed with the Commission on May 1, 1995 and incorporated herein by reference.

101	The following materials from The Hanover Insurance Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010; (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010; (iii) Consolidated Balance Sheets at December 31, 2012 and 2011; (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; (vi) related notes to these consolidated financial statements; and (vii) Financial Statement Schedules.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HANOVER INSURANCE GROUP, INC.
Registrant

Date: February 25, 2013	By:	/s/ FREDERICK H. EPPINGER, JR.
Frederick H. Eppinger, Jr.,
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 25, 2013	By:	/s/ FREDERICK H. EPPINGER, JR.
Frederick H. Eppinger, Jr.,
President, Chief Executive Officer and Director

Date: February 25, 2013	By:	/s/ DAVID B. GREENFIELD
David B. Greenfield,
Executive Vice President, Chief Financial Officer and Principal Accounting Officer

Date: January 23, 2013	By:	*
Michael P. Angelini,
Chairman of the Board

Date: January 23, 2013	By:	*
John J. Brennan,
Director

Date: January 23, 2013	By:	*
P. Kevin Condron,
Director

Date: January 23, 2013	By:	*
Neal F. Finnegan,
Director

Date: January 16, 2013	By:	*
David J. Gallitano,
Director

Date: January 13, 2013	By:	*
Wendell J. Knox,
Director

Date: January 23, 2013	By:	*
Robert J. Murray,
Director

Date: January 23, 2013	By:	*
Joseph R. Ramrath,
Director

Date: January 23, 2013	By:	*
Harriet T. Taggart,
Director

Date: February 25, 2013	*By:	/s/ DAVID B. GREENFIELD
David B. Greenfield,
Attorney-in-fact

SCHEDULE I

THE HANOVER INSURANCE GROUP, INC.

SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES

DECEMBER 31, 2012
(in millions)
Type of investment	Cost(1)	Value	Amount at which shown in the balance sheet
Fixed maturities:
Bonds:
United States Government and agencies and authorities	$900.1	$935.7	$935.7
States, municipalities and political subdivisions	1,010.2	1,096.3	1,096.3
Foreign governments	345.3	349.7	349.7
Public utilities	515.2	563.7	563.7
All other corporate bonds	3,751.4	3,999.5	3,999.5
Total fixed maturities	6,522.2	6,944.9	6,944.9

Equity securities:
Common stocks:
Public utilities	64.9	62.8	62.8
Banks, trust and insurance companies	10.7	10.8	10.8
Industrial, miscellaneous and all other	189.7	201.6	201.6
Nonredeemable preferred stocks	33.7	40.6	40.6
Total equity securities	299.0	315.8	315.8

Mortgage loans on real estate	3.9	XXXXX	3.9
Real estate	6.7	XXXXX	6.7
Other long-term investments(2)	196.5	XXXXX	199.7
Short-term investments	7.3	XXXXX	7.3
Total investments	$7,035.6	$—	$7,478.3

(1)	For equity securities, represents original cost, and for fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums and accretion of discounts.

(2)	The cost of other long-term investments differs from the carrying value due to market value changes in the Company’s equity ownership of limited partnership investments.

SCHEDULE II

THE HANOVER INSURANCE GROUP, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY ONLY

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31	2012	2011	2010
(in millions)

Revenues
Net investment income	$6.6	$10.5	$12.2
Net realized investment gains (losses):
Net realized gains from sales and other	2.5	8.7	0.6
Net other-than-temporary impairment losses on investments recognized in earnings	—	—	(0.3)
Total net realized investment gains	2.5	8.7	0.3
Interest income from loan to subsidiary	22.5	10.5	—
Other income	0.1	—	—
Total revenues	31.7	29.7	12.5

Expenses
Interest expense	48.6	41.3	35.7
Employee benefit related expenses	5.3	6.9	6.9
Costs related to acquired businesses	2.6	16.4	—
Loss on derivative instruments	—	11.3	—
Other operating expenses	8.0	8.1	5.9
Total expenses	64.5	84.0	48.5
Net loss before income taxes and equity in income of unconsolidated subsidiaries	(32.8)	(54.3)	(36.0)
Income tax benefit	40.5	31.1	25.1
Equity in income of unconsolidated subsidiaries	47.5	54.7	160.2
Income from continuing operations	55.2	31.5	149.3
Income from discontinued operations (net of income tax expense (benefit) of $(0.1), $2.8 and $0.2 in 2012, 2011 and 2010)	0.7	5.2	1.9
Net income	$55.9	$36.7	$151.2

The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II (CONTINUED)

THE HANOVER INSURANCE GROUP, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY ONLY

BALANCE SHEETS

DECEMBER 31	2012	2011
(In millions, except per share data)

Assets
Fixed maturities – at fair value (amortized cost of $131.1 and $189.3)	$139.3	$196.9
Equity securities – at fair value (cost of $1.0)	1.0	1.0
Cash and cash equivalents	23.8	8.9
Investments in unconsolidated subsidiaries	2,763.8	2,616.5
Net receivable from subsidiaries	26.6	26.3
Deferred income taxes	20.7	19.2
Current income taxes	14.1	18.5
Loan receivable from subsidiary	300.0	300.0
Other assets	14.5	16.3
Total assets	$3,303.8	$3,203.6
Liabilities
Expenses and state taxes payable	$20.7	$31.4
Interest payable	9.6	9.6
Debt	678.1	678.6
Total liabilities	708.4	719.6
Shareholders’ Equity
Preferred stock, par value $0.01 per share, 20.0 million shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 300.0 million shares authorized, 60.5 million shares issued	0.6	0.6
Additional paid-in capital	1,787.1	1,784.8
Accumulated other comprehensive income	325.8	210.4
Retained earnings	1,211.6	1,211.3
Treasury stock at cost (16.2 and 15.9 million)	(729.7)	(723.1)
Total shareholders’ equity	2,595.4	2,484.0
Total liabilities and shareholders’ equity	$3,303.8	$3,203.6

The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II (CONTINUED)

THE HANOVER INSURANCE GROUP, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY ONLY

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31	2012	2011	2010
(in millions)

Cash flows from operating activities
Net income	$55.9	$36.7	$151.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on disposal of discontinued operations	(0.7)	(5.2)	(1.8)
Equity in net income of unconsolidated subsidiaries	(24.9)	(54.7)	(160.2)
Net realized investment gains	(2.5)	(8.7)	(0.3)
Loss on derivative instruments	—	11.3	—
Deferred income tax expense (benefit)	3.9	(3.4)	104.3
Change in expenses and taxes payable	6.2	(11.7)	(8.2)
Change in net payable from subsidiaries	9.3	(0.5)	8.7
Other, net	2.7	6.5	0.7
Net cash provided by (used in) operating activities	49.9	(29.7)	94.4
Cash flows from investing activities
Proceeds from disposals and maturities of fixed maturities	44.2	436.3	177.3
Purchase of fixed maturities	(2.2)	(148.7)	(167.4)
Net cash used for business acquisitions	(3.4)	(468.4)	(29.5)
Other investing activities	—	(1.9)	(1.0)
Net cash provided by (used in) investing activities	38.6	(182.7)	(20.6)
Cash flow from financing activities
Proceeds from debt borrowings	—	296.0	198.0
Repurchases of debt	(0.7)	(72.1)	(38.5)
Dividends paid to shareholders	(55.1)	(50.9)	(47.2)
Repurchase of common stock	(20.0)	(21.7)	(134.7)
Proceeds from exercise of employee stock options	2.6	3.9	12.0
Other financing activities	(0.4)	(0.5)	—
Net cash provided by (used in) financing activities	(73.6)	154.7	(10.4)
Net change in cash and cash equivalents	14.9	(57.7)	63.4
Cash and cash equivalents, beginning of year	8.9	66.6	3.2
Cash and cash equivalents, end of year	$23.8	$8.9	$66.6

Included in other operating cash flows were the cash portion of dividends received from unconsolidated subsidiaries. Cash payments of $1.0 million and $1.6 million in 2012 and 2011, and investment assets of $17.9 million, $97.8 million and $69.4 million were transferred to the parent company in 2012, 2011 and 2010, respectively, to settle dividend balances.

The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE III

THE HANOVER INSURANCE GROUP, INC.

SUPPLEMENTARY INSURANCE INFORMATION

DECEMBER 31, 2012
(in millions)
Segments	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Premiums written
Commercial, Personal and Other Property and Casualty	$346.6	$3,784.9	$1,711.1	$4.1	$3,272.3	$236.1	$2,467.2	$704.2	$428.4	$3,377.9
Chaucer(1)	142.9	2,408.0	763.7	—	966.8	40.2	507.2	233.9	157.6	990.5
Interest on Debt	—	—	—	—	—	—	—	—	61.9	—
Eliminations	—	—	—	—	—	0.3	—	—	(6.5)	—
Total	$489.5	$6,192.9	$2,474.8	$4.1	$4,239.1	$276.6	$2,974.4	$938.1	$641.4	$4,368.4

DECEMBER 31, 2011
(in millions)
Segments	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Premiums written
Commercial, Personal and Other Property and Casualty	$325.3	$3,424.5	$1,588.9	$3.0	$3,092.3	$241.3	$2,237.6	$658.8	$439.3	$3,164.6
Chaucer(1)	133.3	2,332.8	703.2	—	506.3	16.9	313.2	120.1	67.9	428.8
Interest on Debt	—	—	—	—	—	—	—	—	55.0	—
Eliminations	—	—	—	—	—	—	—	—	(5.2)	—
Total	$458.6	$5,757.3	$2,292.1	$3.0	$3,598.6	$258.2	$2,550.8	$778.9	$557.0	$3,593.4

DECEMBER 31, 2010
(in millions)
Segments	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Premiums written
Commercial, Personal and Other Property and Casualty	$309.7	$3,275.8	$1,520.3	$1.9	$2,841.0	$247.2	$1,856.3	$600.8	$447.8	$3,048.0
Interest on Debt	—	—	—	—	—	—	—	—	44.3	—
Eliminations	—	—	—	—	—	—	—	—	(4.6)	—
Total	$309.7	$3,275.8	$1,520.3	$1.9	$2,841.0	$247.2	$1,856.3	$600.8	$487.5	$3,048.0

(1)	2011 includes results of Chaucer Holdings plc (“Chaucer”) since the July 1, 2011 acquisition date. 2012 includes results of Chaucer for the entire year.

SCHEDULE IV

THE HANOVER INSURANCE GROUP, INC.

REINSURANCE

Incorporated herein by reference to Note 15 – “Reinsurance” in the Notes to the Consolidated Financial Statements included in Financial Statements and Supplemental Data of this Form 10-K.

SCHEDULE V

THE HANOVER INSURANCE GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

DECEMBER 31
(in millions)
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts(1)	Deductions	Balance at end of period
2012
Allowance for doubtful accounts	$2.3	$8.1	$—	$(7.6)	$2.8
Allowance for uncollectible reinsurance recoverables	16.4	0.4	0.9	(0.8)	16.9
	$18.7	$8.5	$0.9	$(8.4)	$19.7

2011
Allowance for doubtful accounts	$3.6	$10.1	$—	$(11.4)	$2.3
Allowance for uncollectible reinsurance recoverables	2.3	2.2	11.9	—	16.4
	$5.9	$12.3	$11.9	$(11.4)	$18.7

2010
Allowance for doubtful accounts	$3.9	$7.8	$—	$(8.1)	$3.6
Allowance for uncollectible reinsurance recoverables	2.5	—	—	(0.2)	2.3
	$6.4	$7.8	$—	$(8.3)	$5.9

(1)	Amount charged to other accounts includes foreign exchange gains and losses and in 2011 also includes the allowance for uncollectible reinsurance recoverables acquired from Chaucer Holdings plc on July 1, 2011.

SCHEDULE VI

THE HANOVER INSURANCE GROUP, INC.

SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS

FOR THE YEARS ENDED DECEMBER 31
(in millions)
Affiliation with Registrant	Deferred policy acquisition costs	Reserves for unpaid claims and claim adjustment expenses(1)	Discount, if any, deducted from previous column(2)	Unearned premiums(1)	Earned premiums	Net investment income
Consolidated Property and Casualty Subsidiaries
2012	$489.5	$6,197.0	$—	$2,474.8	$4,239.1	$276.6
2011	$458.6	$5,760.3	$—	$2,292.1	$3,598.6	$258.2
2010	$309.7	$3,277.7	$—	$1,520.3	$2,841.0	$247.2

		Claims and claim adjustment expenses incurred related to		Amortization of deferred policy acquisition costs	Paid claims and claim adjustment expenses
		Current year	Prior years			Premiums written
2012		$2,990.2	$(15.8)	$938.1	$2,714.1	$4,368.4
2011		$2,654.1	$(103.3)	$778.9	$2,492.7	$3,593.4
2010		$1,967.4	$(111.1)	$600.8	$1,817.3	$3,048.0

(1)	Reserves for unpaid claims and claim adjustment expenses are shown gross of $2,074.3 million, $1,931.8 million and $1,115.5 million of reinsurance recoverable on unpaid losses in 2012, 2011 and 2010, respectively. Unearned premiums are shown gross of prepaid premiums of $275.4 million, $234.9 million and $77.0 million in 2012, 2011 and 2010, respectively. Reserves for unpaid claims and claims adjustment expense also include policyholder dividends.

(2)	The Company does not use discounting techniques.