Form 10-Q
period 2013-03-31
HANOVER INSURANCE GROUP, INC.
filed 2013-05-01
CIK 944695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares outstanding of the registrant’s common stock was 44,012,080 as of April 26, 2013.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

THE HANOVER INSURANCE GROUP, INC. AND SUSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(In millions, except per share data)	2013	2012
Revenues
Premiums	$1,094.3	$1,035.6
Net investment income	67.3	68.8
Net realized investment gains (losses):
Net realized gains from sales and other	8.6	5.0
Net other – than – temporary impairment losses on investments recognized in earnings	(0.5)	(1.9)

Total net realized investment gains	8.1	3.1

Fees and other income	10.6	14.3

Total revenues	1,180.3	1,121.8

Losses and expenses
Losses and loss adjustment expenses	683.4	661.4
Amortization of deferred acquisition costs	242.5	228.1
Interest expense	14.7	16.2
Other operating expenses	150.8	145.3

Total losses and expenses	1,091.4	1,051.0

Income before income taxes	88.9	70.8

Income tax expense (benefit):
Current	4.0	39.0
Deferred	18.5	(18.9)

Total income tax expense (benefit)	22.5	20.1

Income from continuing operations	66.4	50.7
Net loss from discontinued operations (net of income tax benefit of $0.1 for the three months ended March 31, 2013 and 2012)	(0.2)	(1.0)

Net income	$66.2	$49.7

Earnings per common share:
Basic:
Income from continuing operations	$1.49	$1.13
Net loss from discontinued operations	—	(0.02)

Net income per share	$1.49	$1.11

Weighted average shares outstanding	44.6	44.9

Diluted:
Income from continuing operations	$1.47	$1.11
Net loss from discontinued operations	(0.01)	(0.02)

Net income per share	$1.46	$1.09

Weighted average shares outstanding	45.3	45.5

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(In millions)	2013	2012
Net income	$66.2	$49.7
Other comprehensive income (loss), net of tax:
Available-for-sale securities and derivative instruments:
Net appreciation during the period	5.5	40.9
Portion of other-than-temporary impairment losses transferred from (to) other comprehensive income	(0.1)	3.0

Total available-for-sale securities and derivative instruments	5.4	43.9

Pension and postretirement benefits:
Amortization recognized as net periodic benefit and postretirement cost	1.9	1.5

Cumulative foreign currency translation adjustment:
Amount recognized as cumulative foreign currency translation during the period	(10.0)	9.3

Total other comprehensive income (loss), net of tax	(2.7)	54.7

Comprehensive income	$63.5	$104.4

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
(In millions, except share data)	2013	2012
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $6,310.6 and $6,529.5)	$6,723.5	$6,952.2
Equity securities, at fair value (cost of $391.2 and $299.0)	435.0	315.8
Other investments	207.5	210.3

Total investments	7,366.0	7,478.3

Cash and cash equivalents	691.0	564.8
Accrued investment income	68.9	69.0
Premiums and accounts receivable, net	1,318.1	1,308.8
Reinsurance recoverable on paid and unpaid losses and unearned premiums	2,435.5	2,479.7
Deferred acquisition costs	494.7	489.5
Deferred income taxes	238.5	267.6
Goodwill	184.4	184.9
Other assets	524.4	511.8
Assets of discontinued operations	120.6	130.5

Total assets	$13,442.1	$13,484.9

Liabilities
Loss and loss adjustment expense reserves	$6,092.5	$6,197.0
Unearned premiums	2,488.1	2,474.8
Expenses and taxes payable	660.3	775.8
Reinsurance premiums payable	475.9	466.2
Debt	978.1	849.4
Liabilities of discontinued operations	123.2	126.3

Total liabilities	10,818.1	10,889.5

Commitments and contingencies
Shareholders’ Equity
Preferred stock, par value $0.01 per share; 20.0 million shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 300.0 million shares authorized; 60.5 million shares issued	0.6	0.6
Additional paid-in capital	1,785.3	1,787.1
Accumulated other comprehensive income	323.1	325.8
Retained earnings	1,252.8	1,211.6
Treasury stock at cost (16.5 and 16.2 million shares)	(737.8)	(729.7)

Total shareholders’ equity	2,624.0	2,595.4

Total liabilities and shareholders’ equity	$13,442.1	$13,484.9

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended
	March 31,
(In millions)	2013	2012
Preferred Stock
Balance at beginning and end of period	$—	$—

Common Stock
Balance at beginning and end of period	0.6	0.6

Additional Paid-in Capital
Balance at beginning of period	1,787.1	1,784.8
Employee and director stock-based awards and other	(1.8)	(4.7)

Balance at end of period	1,785.3	1,780.1

Accumulated Other Comprehensive Income (Loss), net of tax
Net Unrealized Appreciation (Depreciation) on Investments and Derivative Instruments:
Balance at beginning of period	426.0	308.7
Net appreciation during the period:
Net appreciation on available-for-sale securities and derivative instruments	5.4	43.9

Balance at end of period	431.4	352.6

Defined Benefit Pension and Postretirement Plans:
Balance at beginning of period	(96.6)	(86.8)
Amortization recognized as net periodic benefit cost	1.9	1.5

Balance at end of period	(94.7)	(85.3)

Cumulative Foreign Currency Translation Adjustment:
Balance at beginning of period	(3.6)	(11.5)
Amount recognized as cumulative foreign currency translation during the period	(10.0)	9.3

Balance at end of period	(13.6)	(2.2)

Total accumulated other comprehensive income	323.1	265.1

Retained Earnings
Balance at beginning of period	1,211.6	1,211.3
Net income	66.2	49.7
Dividends to shareholders	(14.8)	(13.5)
Stock-based compensation	(10.2)	1.3

Balance at end of period	1,252.8	1,248.8

Treasury Stock
Balance at beginning of period	(729.7)	(723.1)
Shares purchased at cost	(25.2)	—
Net shares reissued at cost under employee stock-based compensation plans	17.1	7.5

Balance at end of period	(737.8)	(715.6)

Total shareholders’ equity	$2,624.0	$2,579.0

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
(In millions)	2013	2012
Cash Flows From Operating Activities
Net income	$66.2	$49.7
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(8.1)	(2.3)
Net amortization and depreciation	8.4	9.1
Stock-based compensation expense	3.6	4.1
Amortization of defined benefit plan costs	2.9	2.3
Deferred income taxes expense (benefit)	18.4	(18.9)
Change in deferred acquisition costs	(5.2)	(9.4)
Change in premiums receivable, net of reinsurance premiums payable	0.3	49.3
Change in loss, loss adjustment expense and unearned premium reserves	(24.3)	109.9
Change in reinsurance recoverable	19.6	(158.4)
Change in expenses and taxes payable	(101.4)	(28.2)
Other, net	2.1	5.5

Net cash provided by (used in) operating activities	(17.5)	12.7

Cash Flows From Investing Activities
Proceeds from disposals and maturities of fixed maturities	400.2	550.9
Proceeds from disposals of equity securities and other investments	36.7	2.6
Purchase of fixed maturities	(223.9)	(663.0)
Purchase of equity securities and other investments	(123.8)	(98.4)
Capital expenditures	(5.7)	(3.2)

Net cash provided by (used in) investing activities	83.5	(211.1)

Cash Flows From Financing Activities
Proceeds from exercise of employee stock options	4.5	1.1
Proceeds from debt borrowings, net	169.5	7.4
Decrease in cash collateral related to securities lending program	(19.8)	(7.8)
Dividends paid to shareholders	(14.8)	(13.5)
Repurchases of debt	(46.3)	(0.8)
Repurchases of common stock	(25.2)	—
Other financing activities	(1.0)	(0.2)

Net cash provided by (used in) financing activities	66.9	(13.8)

Effect of exchange rate changes on cash	(6.2)	20.1

Net change in cash and cash equivalents	126.7	(192.1)
Net change in cash related to discontinued operations	(0.5)	—
Cash and cash equivalents, beginning of period	564.8	820.4

Cash and cash equivalents, end of period	$691.0	$628.3

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

In the opinion of the Company’s management, the accompanying interim consolidated financial statements reflect all adjustments, consisting of normal recurring items, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 26, 2013.

2. New Accounting Pronouncements

Recently Implemented Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Update No. 2013-02 (Topic 220) Comprehensive Income Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) either on the face of the Statement of Income or in the Notes to the Consolidated Financial Statements. Significant amounts reclassified out of AOCI should be provided by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified in its entirety to net income in the same reporting period. For amounts not required to be reclassified in their entirety to net income, a cross-reference to other disclosures provided for in accordance with U.S. GAAP is required. This guidance is applicable for reporting periods beginning after December 15, 2012. The Company implemented the guidance effective January 1, 2013. The effect of implementing the guidance relates to financial statement presentation and disclosures. (See disclosures in Note 8 – Other Comprehensive Income.)

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

Recently Issued Standards

In March 2013, the FASB issued ASC Update No. 2013-05 (Topic 830) Foreign Currency Matters-Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force). This ASC update clarifies the applicable guidance for the release of the cumulative translation adjustment into net income when a parent either sells all or a portion of its investment in a foreign entity. This guidance is also required to be applied when an entity no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity (with certain exceptions). Additionally, this update clarifies that the sale of an investment in a foreign entity includes events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date in a business combination achieved in stages. This ASC update is effective for annual and interim periods beginning after December 15, 2013, with early adoption permitted, and is to be applied prospectively to derecognition events occurring after the effective date. The Company does not expect the adoption of ASC Update 2013-05 to have a material impact on its financial position or results of operations.

3. Income Taxes

Income tax expense for the three months ended March 31, 2013 and 2012 has been computed using estimated effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect current estimates of the annual effective tax rates.

For the three months ended March 31, 2013, the tax provision is comprised of a $13.2 million U.S. federal income tax expense and $9.3 million foreign income tax expense. For the three months ended March 31, 2012, the tax provision was comprised of a $12.1 million U.S. federal income tax expense and $8.0 million in foreign income tax expense.

Although most of the Company’s non – U.S. income is subject to U.S. federal income tax, certain of its non – U.S. income is not subject to U.S. federal income tax until repatriated. Foreign taxes on this non – U.S. income are accrued at the local foreign tax rate, as opposed to the higher U.S. statutory rate, since these earnings currently are expected to be permanently reinvested overseas. This assumption could change, as a result of a sale of the subsidiaries, the receipt of dividends from the subsidiaries, a change in management’s intentions, or as a result of various other events. The Company has not made a provision for U.S. taxes on $6.4 million of non-U.S. income for the three months ended March 31, 2013. All of the Company’s non-U.S. income was subject to U.S. taxes during the same period in 2012.

The Company or its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions, as well as foreign jurisdictions. With few exceptions, the Company and its subsidiaries are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2007. The IRS audits of the years 2009 and 2010 commenced in June 2012. The Company and its subsidiaries are still subject to U.S. state income tax examinations by tax authorities for years after 2006 and foreign examinations for years after 2010.

4. Debt

Debt consists of the following:

	March 31,	December 31,
(in millions)	2013	2012
Senior debentures maturing June 15, 2021	$300.0	$300.0
Senior debentures maturing March 1, 2020	200.0	200.0
Senior debentures maturing October 15, 2025	120.9	120.9
Subordinated debentures maturing March 30, 2053	175.0	—
Subordinated debentures maturing February 3, 2027	59.7	59.7
FHLBB borrowings (secured)	125.0	171.3

Total principal debt	$980.6	$851.9
Unamortized debt discount	(2.5)	(2.5)

Total	$978.1	$849.4

On March 20, 2013, the Company issued $175.0 million aggregate principal amount of 6.35% subordinated unsecured debentures due March 30, 2053. These debentures pay interest quarterly. The Company may redeem these debentures in whole at any time, or in part from time to time, on or after March 30, 2018, at a redemption price equal to their principal amount plus accrued and unpaid interest. If the debentures are not redeemed in whole, at least $25.0 million aggregate principal amount of the debentures must remain outstanding. In addition, in certain circumstances, the Company may redeem the debentures in whole, but not in part, prior to March 30, 2018.

In 2009, the Company received a $125.0 million Federal Home Loan Bank of Boston (“FHLBB”) advance through the Company’s membership in the FHLBB. This collateralized advance bears interest at a fixed rate of 5.50% per annum over a twenty-year term. In July 2010, the Company committed to an additional $46.3 million of FHLBB advances. These advances were drawn in several increments from July 2010 to January 2012 and carried fixed interest rates with a weighted average of 3.88%. In January 2013, the Company repaid the $46.3 million of FHLBB advances plus prepayment fees of $7.8 million for a total payment of $54.1 million. These advances would have matured on July 30, 2020.

As collateral to FHLBB, Hanover Insurance pledged government agency securities with a fair value of $145.3 million and $200.8 million, for the aggregate borrowings of $125.0 million and $171.3 million as of March 31, 2013 and December 31, 2012, respectively. The amount of required collateral decreased in conjunction with the repayment of the $46.3 million of FHLBB advances. The fair value of the collateral pledged must be maintained at certain specified levels of the borrowed amount, which can vary depending on the type of assets pledged. If the fair value of this collateral declines below these specified levels, Hanover Insurance would be required to pledge additional collateral or repay outstanding borrowings. Hanover Insurance is permitted to voluntarily repay the outstanding borrowings at any time, subject to a repayment fee. As a requirement of membership in the FHLBB, Hanover Insurance maintains a certain level of investment in FHLBB stock. Total holdings of FHLBB stock were $9.3 million and $9.7 million at March 31, 2013 and December 31, 2012, respectively.

At March 31, 2013, the Company was in compliance with the covenants associated with all of its debt indentures and credit arrangements.

5. Investments

A. Fixed maturities and equity securities

The amortized cost and fair value of available-for-sale fixed maturities and the cost and fair value of equity securities were as follows:

	March 31, 2013
(in millions)	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI Unrealized Losses
Fixed maturities:
U.S. Treasury and government agencies	$314.0	$8.1	$0.6	$321.5	$—
Foreign government	299.7	6.0	0.1	305.6	—
Municipal	988.2	89.3	1.4	1,076.1	—
Corporate	3,443.3	268.8	13.3	3,698.8	9.2
Residential mortgage-backed	720.3	37.3	3.3	754.3	2.0
Commercial mortgage-backed	340.6	18.8	0.6	358.8	—
Asset-backed	204.5	3.9	—	208.4	—

Total fixed maturities	$6,310.6	$432.2	$19.3	$6,723.5	$11.2

Equity securities	$391.2	$46.0	$2.2	$435.0	$—

	December 31, 2012
(in millions)	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI Unrealized Losses
Fixed maturities:
U.S. Treasury and government agencies	$317.2	$8.8	$0.4	$325.6	$—
Foreign government	348.5	4.6	0.2	352.9	—
Municipal	1,010.2	87.2	1.1	1,096.3	—
Corporate	3,512.8	275.4	14.8	3,773.4	9.3
Residential mortgage-backed	769.0	39.4	3.2	805.2	1.7
Commercial mortgage-backed	373.3	23.2	0.3	396.2	—
Asset-backed	198.5	4.1	—	202.6	—

Total fixed maturities	$6,529.5	$442.7	$20.0	$6,952.2	$11.0

Equity securities	$299.0	$21.6	$4.8	$315.8	$—

Other-than-temporary impairments (“OTTI”) unrealized losses in the tables above represent OTTI recognized in accumulated other comprehensive income. This amount excludes net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date of $20.4 million and $20.5 million as of March 31, 2013 and December 31, 2012, respectively.

The amortized cost and fair value by maturity periods for fixed maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or the Company may have the right to put or sell the obligations back to the issuers.

(in millions)	March 31, 2013
	Amortized	Fair
	Cost	Value
Due in one year or less	$430.2	$437.4
Due after one year through five years	2,216.7	2,344.4
Due after five years through ten years	1,718.1	1,879.3
Due after ten years	680.2	740.9

	5,045.2	5,402.0
Mortgage-backed and asset-backed securities	1,265.4	1,321.5

Total fixed maturities	$6,310.6	$6,723.5

B. Securities in an unrealized loss position

The following tables provide information about the Company’s fixed maturities and equity securities that were in an unrealized loss position at March 31, 2013 and December 31, 2012.

	March 31, 2013
	12 months or less		Greater than 12 months		Total
(in millions)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Fixed maturities:
Investment grade:
U.S. Treasury and government agencies	$0.5	$98.1	$0.1	$6.5	$0.6	$104.6
Foreign governments	—	23.9	0.1	0.4	0.1	24.3
Municipal	0.7	65.5	0.6	16.3	1.3	81.8
Corporate	2.1	181.3	6.9	34.4	9.0	215.7
Residential mortgage-backed	0.8	66.7	2.0	9.5	2.8	76.2
Commercial mortgage-backed	0.5	52.4	0.1	4.9	0.6	57.3
Asset-backed	—	24.0	—	0.2	—	24.2

Total investment grade	4.6	511.9	9.8	72.2	14.4	584.1

Below investment grade:
Municipal	—	—	0.1	3.4	0.1	3.4
Corporate	0.9	30.0	3.4	35.5	4.3	65.5
Residential mortgage-backed	0.1	0.8	0.4	2.2	0.5	3.0

Total below investment grade	1.0	30.8	3.9	41.1	4.9	71.9

Total fixed maturities	5.6	542.7	13.7	113.3	19.3	656.0

Equity securities	1.4	15.4	0.8	7.9	2.2	23.3

Total	$7.0	$558.1	$14.5	$121.2	$21.5	$679.3

	December 31, 2012
	12 months or less		Greater than 12 months		Total
(in millions)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Fixed maturities:
Investment grade:
U.S. Treasury and government agencies	$0.2	$89.5	$0.2	$8.5	$0.4	$98.0
Foreign governments	0.2	81.2	—	0.4	0.2	81.6
Municipal	0.5	61.9	0.6	24.0	1.1	85.9
Corporate	1.8	224.8	6.6	59.0	8.4	283.8
Residential mortgage-backed	0.5	47.3	2.0	9.4	2.5	56.7
Commercial mortgage-backed	0.2	29.9	0.1	4.9	0.3	34.8
Asset-backed	—	11.4	—	0.3	—	11.7

Total investment grade	3.4	546.0	9.5	106.5	12.9	652.5

Below investment grade:
Municipal	—	—	—	2.0	—	2.0
Corporate	1.1	26.6	5.3	50.6	6.4	77.2
Residential mortgage-backed	0.1	1.6	0.6	2.5	0.7	4.1

Total below investment grade	1.2	28.2	5.9	55.1	7.1	83.3

Total fixed maturities	4.6	574.2	15.4	161.6	20.0	735.8

Equity securities	4.8	74.4	—	—	4.8	74.4

Total	$9.4	$648.6	$15.4	$161.6	$24.8	$810.2

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

C. Proceeds from sales

The proceeds from sales of available-for-sale securities and gross realized gains and losses on those sales, were as follows:

	Three Months Ended March 31,
	2013			2012
(in millions)	Proceeds from Sales	Gross Gains	Gross Losses	Proceeds from Sales	Gross Gains	Gross Losses
Fixed maturities	$137.2	$1.6	$0.6	$279.2	$4.7	$1.1
Equity securities	$34.5	$6.6	$—	$0.7	$—	$0.2

D. Other-than-temporary impairments

For the three months ended March 31, 2013, total OTTI of fixed maturities were $0.7 million. Of this amount, $0.5 million was recognized in earnings and the remaining $0.2 million was recorded as unrealized losses in accumulated other comprehensive income.

For the three months ended March 31, 2012, total OTTI of fixed maturities were $1.6 million. Of this amount, $1.9 million was recognized in earnings, including $0.3 million that was transferred from unrealized losses in accumulated other comprehensive income.

The methodology and significant inputs used to measure the amount of credit losses on fixed maturities in 2013 and 2012 were as follows:

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

	Three Months Ended March 31,
(in millions)	2013	2012
Credit losses at beginning of period	$8.6	$14.5
Credit losses for which an OTTI was not previously recognized	0.2	0.1
Additional credit losses on securities for which an OTTI was previously recognized	0.2	0.3
Reductions for securities sold, matured or called	(0.4)	(1.4)

Credit losses at end of period	$8.6	$13.5

E. Funds at Lloyd’s

In accordance with Lloyd’s operating guidelines, the Company deposits funds at Lloyd’s to support underwriting operations. These funds are available only to fund claim obligations. These assets consisted of approximately $468 million of fixed maturities and $3 million of cash and cash equivalents as of March 31, 2013. The Company also deposits funds with various state and governmental authorities in the U.S. For a discussion of the Company’s deposits with state and governmental authorities, see also Note 3 – “Investments” of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012.

6. Fair Value

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

The estimated fair value of the financial instruments were as follows:

(in millions)	March 31, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial Assets
Cash and cash equivalents	$691.0	$691.0	$564.8	$564.8
Fixed maturities	6,723.5	6,723.5	6,952.2	6,952.2
Equity securities	435.0	435.0	315.8	315.8
Other investments	186.5	186.8	188.9	189.4

Total financial assets	$8,036.0	$8,036.3	$8,021.7	$8,022.2

Financial Liabilities
Debt	$978.1	$1,116.7	$849.4	$995.2

The Company has processes designed to ensure that the values received from its third party pricing service are accurately recorded, that the data inputs and valuation techniques utilized are appropriate and consistently applied and that the assumptions are reasonable and consistent with the objective of determining fair value. The Company performs a review of the fair value hierarchy classifications and of prices received from its pricing service on a quarterly basis. The Company reviews the pricing services’ policies describing its methodology, processes, practices and inputs, including various financial models used to value securities. Also, the Company reviews the portfolio pricing, including securities with changes in prices that exceed a defined threshold are verified to independent sources, if available. If upon review, the Company is not satisfied with the validity of a given price, a pricing challenge would be submitted to the pricing service along with supporting documentation for its review. The Company does not adjust quotes or prices obtained from the pricing service unless the pricing service agrees with the Company’s challenge. During 2013 and 2012, the Company did not adjust any prices received from brokers or its pricing service.

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

The following tables provide, for each hierarchy level, the Company’s assets at March 31, 2013 and December 31, 2012 that are measured at fair value on a recurring basis.

	March 31, 2013
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$321.5	$142.3	$179.2	$—
Foreign government	305.6	48.5	257.1	—
Municipal	1,076.1	—	1,047.3	28.8
Corporate	3,698.8	—	3,676.0	22.8
Residential mortgage-backed, U.S. agency backed	568.2	—	568.2	—
Residential mortgage-backed, non-agency	186.1	—	185.5	0.6
Commercial mortgage-backed	358.8	—	334.0	24.8
Asset-backed	208.4	—	208.4	—

Total fixed maturities	6,723.5	190.8	6,455.7	77.0
Equity securities	425.7	365.5	35.2	25.0
Other investments	172.1	—	168.5	3.6

Total investment assets at fair value	$7,321.3	$556.3	$6,659.4	$105.6

	December 31, 2012
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$325.6	$144.2	$181.4	$—
Foreign government	352.9	60.9	292.0	—
Municipal	1,096.3	—	1,076.9	19.4
Corporate	3,773.4	—	3,747.0	26.4
Residential mortgage-backed, U.S. agency backed	610.8	—	610.8	—
Residential mortgage-backed, non-agency	194.4	—	193.7	0.7
Commercial mortgage-backed	396.2	—	369.5	26.7
Asset-backed	202.6	—	201.1	1.5

Total fixed maturities	6,952.2	205.1	6,672.4	74.7
Equity securities	306.1	226.9	54.8	24.4
Other investments	172.8	—	169.2	3.6

Total investment assets at fair value	$7,431.1	$432.0	$6,896.4	$102.7

The following table provides, for each hierarchy level, the Company’s estimated fair values of financial instruments that are not carried at fair value:

	March 31, 2013
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$691.0	$691.0	$—	$—
Equity securities	9.3	—	9.3	—
Other investments	14.7	—	4.0	10.7
Liabilities:
Debt	$1,116.7	$—	$1,116.7	$—

	December 31, 2012
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$564.8	$564.8	$—	$—
Equity securities	9.7	—	9.7	—
Other investments	16.6	—	4.8	11.8
Liabilities:
Debt	$995.2	$—	$995.2	$—

The tables below provide a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fixed Maturities
(in millions)	Municipal	Corporate	Residential mortgage- backed, non- agency	Commercial mortgage- backed	Asset-backed	Total	Equity and Other	Total Assets
Three Months Ended
March 31, 2013
Balance January 1, 2013	$19.4	$26.4	$0.7	$26.7	$1.5	$74.7	$28.0	$102.7
Transfers into Level 3	9.7	0.2	—	—	—	9.9	—	9.9
Transfers out of Level 3	—	—	—	—	(1.5)	(1.5)	(0.9)	(2.4)
Total gains (losses):
Included in earnings	—	0.4	—	—	—	0.4	—	0.4
Included in other comprehensive income-net appreciation (depreciation) on available-for-sale securities	0.1	(0.1)	—	(0.5)	—	(0.5)	1.5	1.0
Purchases and sales:
Purchases	—	—	—	—	—	—	—	—
Sales	(0.4)	(4.1)	(0.1)	(1.4)	—	(6.0)	—	(6.0)

Balance March 31, 2013	$28.8	$22.8	$0.6	$24.8	$—	$77.0	$28.6	$105.6

Three Months Ended
March 31, 2012
Balance January 1, 2012	$13.6	$23.8	$5.2	$23.7	$9.2	$75.5	$27.0	$102.5
Transfers into Level 3	—	4.3	—	—	—	4.3	0.1	4.4
Transfers out of Level 3	—	—	—	—	(7.7)	(7.7)	—	(7.7)
Total gains (losses):
Included in earnings	—	0.1	—	—	(0.1)	—	(0.2)	(0.2)
Included in other comprehensive income-net appreciation (depreciation) on available-for-sale securities	0.6	0.8	0.1	(1.0)	—	0.5	(1.2)	(0.7)
Purchases and sales:
Purchases	3.0	—	—	5.2	—	8.2	—	8.2
Sales	(0.2)	(0.3)	(4.6)	(0.4)	(0.1)	(5.6)	(0.7)	(6.3)

Balance March 31, 2012	$17.0	$28.7	$0.7	$27.5	$1.3	$75.2	$25.0	$100.2

During the three months ended March 31, 2013 and 2012, the Company transferred fixed maturities between Level 2 and Level 3 primarily as a result of assessing the significance of unobservable inputs on the fair value measurement. There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2013 or 2012.

The following table summarizes gains and losses due to changes in fair value that are recorded in net income for Level 3 assets.

	Three Months Ended March 31,
	2013	2012
(in millions)	Net realized investment gains	Other-than- temporary impairments	Net realized investment gains (losses)	Total
Level 3 Assets:
Fixed maturities:
Corporate	$0.4	$—	$0.1	$0.1
Asset-backed	—	(0.1)	—	(0.1)

Total fixed maturities	0.4	(0.1)	0.1	—
Equity securities	—	—	(0.2)	(0.2)

Total assets	$0.4	$(0.1)	$(0.1)	$(0.2)

There were no Level 3 liabilities held by the Company for the three months ended March 31, 2013 and 2012.

The following table provides quantitative information about the significant unobservable inputs used by the Company in the fair value measurements of Level 3 assets as of March 31, 2013. Where discounted cash flows are used in the valuation of fixed maturities, the internally-developed discount rate is adjusted by the significant unobservable inputs shown in the table. Valuations for securities based on broker quotes for which there is a lack of transparency as to inputs used to develop the valuations have been excluded.

			March 31, 2013		December 31, 2012
	Valuation	Significant	Fair	Range	Fair	Range
(in millions)	Technique	Unobservable Inputs	Value	(Wtd Average)	Value	(Wtd Average)
Fixed maturities:
Municipal	Discounted	Discount for:	$28.8		$19.4
	cash flow	Small issue size		1.0-4.0% (2.4%)		1.0-4.0% (3.1%)
		Above-market coupon		0.3-1.0% (0.5%)		0.3-1.0% (0.5%)
		Long maturity		0.1-0.6% (0.3%)		0.5% (0.5%)
Corporate	Discounted	Discount for:	22.6		26.4
	cash flow	Credit stress		3.0% (3.0%)		1.0-3.0% (1.1%)
		Above-market coupon		0.3-1.0% (0.7%)		0.3-1.0% (0.7%)
		Small issue size		0.3-3.0% (0.6%)		0.3-3.0% (0.5%)
		Long maturity		0.1% (0.1%)		0.5% (0.5%)
Residential mortgage-backed, non-agency	Discounted	Discount for:	0.6		0.7
	cash flow	Small issue size		0.5% (0.5%)		0.5% (0.5%)
Commercial mortgage-backed	Discounted	Discount for:	24.8		26.7
	cash flow	Credit stress		1.0% (1.0%)		1.0% (1.0%)
		Small issue size		0.5% (0.5%)		0.5% (0.5%)
		Above-market coupon		0.3-0.8% (0.4%)		0.3-0.8% (0.4%)
		Long maturity		0.2-0.5% (0.4%)		0.5-0.8% (0.7%)
		Lease structure		0.3% (0.3%)		0.3% (0.3%)
Asset backed	Discounted	Discount for:	—		1.5
	cash flow	Small issue size		NA		0.7-2.0% (1.6%)
Equity securities	Market	Net tangible asset	24.9		24.3
	comparables	market multiples		1.0X (1.0X)		0.9X (0.9X)
Other	Discounted	Discount rate	3.6	18.0% (18.0%)	3.6	18.0% (18.0%)
cash flow

Significant increases (decreases) in any of the above inputs in isolation would result in a significantly lower (higher) fair value measurement. There are no interrelationships between these inputs which might magnify or mitigate the effect of changes in unobservable inputs on the fair value measurement.

7. Pension and Other Postretirement Benefit Plans

The components of net periodic pension cost for defined benefit pension and other postretirement benefit plans included in the Company’s results of operations are as follows:

	Three Months Ended March 31,
(in millions)	2013	2012	2013	2012
	Pension Plans		Postretirement Plans
Service cost – benefits earned during the period	$0.4	$0.4	$—	$—
Interest cost	7.9	8.8	0.5	0.5
Expected return on plan assets	(8.9)	(9.7)	—	—
Recognized net actuarial loss	3.7	3.2	0.1	—
Amortization of prior service cost	—	—	(0.9)	(0.9)

Net periodic pension cost (benefit)	$3.1	$2.7	$(0.3)	$(0.4)

8. Other Comprehensive Income

The following table provides changes in other comprehensive income.

	Three Months Ended March 31,
	2013			2012
(in millions)	Pre-Tax	Tax Benefit (Expense)	Net of Tax	Pre-Tax	Tax Benefit (Expense)	Net of Tax
Unrealized gains on available-for-sale securities and derivative instruments:
Unrealized gains arising during period	$25.0	$(8.8)	$16.2	$70.0	$(20.9)	$49.1
Less:
Amount of realized gains from sales and other	8.8	2.3	11.1	4.7	2.7	7.4
Portion of other-than-temporary impairment losses recognized in earnings	(0.5)	0.2	(0.3)	(2.9)	0.7	(2.2)

Net unrealized gains	16.7	(11.3)	5.4	68.2	(24.3)	43.9
Pension and postretirement benefits:
Amortization of net actuarial loss and prior service cost recognized as net periodic benefit cost	2.9	(1.0)	1.9	2.3	(0.8)	1.5
Cumulative foreign currency translation adjustment:
Foreign currency translation recognized during the period	(15.4)	5.4	(10.0)	14.3	(5.0)	9.3

Other comprehensive income (loss)	$4.2	$(6.9)	$(2.7)	$84.8	$(30.1)	$54.7

Reclassifications out of accumulated other comprehensive income were as follows:

	For the Three Months Ended
	March 31,
(in millions)	2013	2012
	Amount Reclassified from
Details about Accumulated Other Comprehensive Income Components	Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains on available-for-sale	$8.7	$4.6	Net realized gains from sales and other
securities and derivative instruments			Net other-than-temporary impairment losses on
	(0.5)	(1.9)	investments recognized in earnings
Other	0.1	—

	8.3	2.7	Total before tax
	2.5	3.4	Tax benefit (expense)

	10.8	6.1
	—	(0.9)	Discontinued operations, net of tax

	10.8	5.2	Net of tax

Amortization of defined benefit pension
and postretirement plans	2.9	2.3	Loss adjustment expenses and other operating expenses
	(1.0)	(0.8)	Tax benefit (expense)

	1.9	1.5	Net of tax

Total reclassifications for the period	$12.7	$6.7	Net of tax

The amount reclassified from accumulated other comprehensive income for the pension and postretirement benefits was allocated approximately 40% to loss adjustment expenses and 60% to other operating expenses.

9. Segment Information

The Company’s primary business operations include insurance products and services provided through four operating segments. These operating segments are Commercial Lines, Personal Lines, Chaucer and Other. Commercial Lines includes commercial multiple peril, commercial automobile, workers’ compensation, and other commercial coverages, such as specialty program business, inland marine, management and professional liability and surety. Personal Lines includes personal automobile, homeowners and other personal coverages. Chaucer includes marine and aviation, energy, property, U.K. motor, and casualty and other coverages (which includes international liability, specialist coverages, and syndicate participations). Included in Other are Opus Investment Management, Inc., which markets investment management services to institutions, pension funds and other organizations; earnings on holding company assets; and, a voluntary pools business which is in run-off. The separate financial information is presented consistent with the way results are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company reports interest expense related to its debt separately from the earnings of its operating segments. This consists of interest on the Company’s senior debentures, subordinated debentures, collateralized borrowings with the Federal Home Loan Bank of Boston, and letter of credit facility. Management evaluates the results of the aforementioned segments based on operating income before taxes (formerly referred to as segment income) which also excludes interest expense on debt. Operating income (loss) before taxes excludes certain items which are included in net income (loss), such as net realized investment gains and losses, including gains and losses from certain derivative instruments. Such gains and losses are excluded since they are determined by interest rates, financial markets and the timing of sales. Also, operating income (loss) before taxes excludes net gains and losses on disposals of businesses, discontinued operations, costs to acquire businesses, restructuring costs, extraordinary items, the cumulative effect of accounting changes and certain other items. Although the items excluded from operating income (loss) before taxes may be significant components in understanding and assessing the Company’s financial performance, management believes that the presentation of operating income (loss) before taxes enhances an investor’s understanding of the Company’s results of operations by highlighting net income (loss) attributable to the core operations of the business. However, operating income (loss) before taxes should not be construed as a substitute for income (loss) before income taxes and operating income (loss) should not be construed as a substitute for net income (loss).

Summarized below is financial information with respect to the Company’s business segments.

	Three Months Ended
	March 31,
(in millions)	2013	2012
Operating revenues:
Commercial Lines	$514.7	$475.7
Personal Lines	391.1	388.4
Chaucer	263.9	251.7
Other	2.5	2.9

Total	1,172.2	1,118.7
Net realized investment gains	8.1	3.1

Total revenues	$1,180.3	$1,121.8

Operating income (loss) before income taxes:
Commercial Lines:
GAAP underwriting loss	$(3.1)	$(2.5)
Net investment income	36.1	35.7
Other income	—	0.7

Commercial Lines operating income	33.0	33.9

Personal Lines:
GAAP underwriting income	10.1	4.2
Net investment income	19.0	21.6
Other income	1.4	1.7

Personal Lines operating income	30.5	27.5

Chaucer:
GAAP underwriting income	33.0	14.7
Net investment income	10.5	9.4
Other income (loss)	(2.6)	1.4

Chaucer operating income	40.9	25.5

Other:
GAAP underwriting loss	(1.1)	(0.4)
Net investment income	1.7	2.1
Other net expenses	(2.8)	(2.9)

Other operating loss	(2.2)	(1.2)

Operating income before interest expense and income taxes	102.2	85.7
Interest on debt	(14.7)	(16.2)

Operating income before income taxes	87.5	69.5
Adjustments to operating income:
Net realized investment gains	8.1	3.1
Net loss from repayment of advances	(7.8)	—
Net benefit (costs) related to acquired businesses	0.4	(1.5)
Net foreign exchange gains (losses)	0.7	(0.3)

Income before income taxes	$88.9	$70.8

The Company recognized $2.1 million in net foreign currency transaction losses in the Statement of Income during the three months ended March 31, 2013 compared to $2.9 million in net foreign currency gains during the three months ended March 31, 2012.

The following table provides identifiable assets for the Company’s business segments and discontinued operations:

	March 31,	December 31,
(in millions)	2013	2012
	Identifiable Assets
U.S. Companies	$8,908.5	$8,909.6
Chaucer	4,413.0	4,444.8
Discontinued operations	120.6	130.5

Total	$13,442.1	$13,484.9

The Company reviews the assets of its U.S. Companies collectively and does not allocate them between the Commercial Lines, Personal Lines and Other segments.

10. Stock-based Compensation

Compensation cost and the related tax benefits were as follows:

	Three Months Ended
	March 31,
(in millions)	2013	2012
Stock-based compensation expense	$3.6	$4.1
Tax benefit	(1.3)	(1.4)

Stock-based compensation expense, net of taxes	$2.3	$2.7

Stock Options

Information on the Company’s stock option plans is summarized below.

	Three Months Ended March 31,
	2013		2012
(in whole shares and dollars)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	2,892,882	$38.28	2,715,430	$38.57
Granted	535,300	42.49	517,500	36.81
Exercised	(213,645)	30.26	(33,224)	32.24
Expired	—	—	(158,850)	44.04

Outstanding, end of period	3,214,537	39.52	3,040,856	38.06

Restricted Stock Units

The following tables summarize activity information about employee restricted stock units:

	Three Months Ended March 31,
	2013		2012
(in whole shares and dollars)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Time-based restricted stock units:
Outstanding, beginning of period	750,837	$40.15	768,529	$40.17
Granted	124,850	42.49	168,750	36.93
Vested	(245,185)	39.42	(117,522)	35.27
Forfeited	(1,625)	39.32	(10,309)	39.67

Outstanding, end of period	628,877	40.90	809,448	40.21

Performance-based and market-based restricted stock units:
Outstanding, beginning of period	132,775	$39.97	69,500	$45.37
Granted	79,850	41.67	99,500	36.61

Outstanding, end of period	212,625	40.61	169,000	40.21

Performance based restricted stock units are based upon the achievement of the performance metric at 100%. These units have the potential to range from 0% to 200% of the shares disclosed, which varies based on grant year and individual award. Increases above the 100% target level are reflected as granted in the period in which performance-based stock unit goals are achieved. Decreases below the 100% target level are reflected as forfeited.

In the first three months of 2013 and 2012, the Company granted market-based awards totaling 76,175 and 90,250, respectively, to certain members of senior management, which are included in the table above as performance and market-based restricted stock activity. The vesting of these stock units is based on the relative total shareholder return (“TSR”) of the Company. This metric is generally based on a three-year average relative TSR as compared to a Property and Casualty Index of peer companies. The fair value of market based awards was estimated at the date of grant using a valuation model. These units have the potential to range from 0% to 150% of the shares disclosed.

11. Earnings Per Share and Shareholders’ Equity Transactions

The following table provides weighted average share information used in the calculation of the Company’s basic and diluted earnings per share:

	Three Months Ended
	March 31,
(in millions, except per share data)	2013	2012

Basic shares used in the calculation of earnings per share	44.6	44.9
Dilutive effect of securities:
Employee stock options	0.3	0.2
Non-vested stock grants	0.4	0.4

Diluted shares used in the calculation of earnings per share	45.3	45.5

Per share effect of dilutive securities on income from continuing operations	$(0.02)	$(0.02)

Per share effect of dilutive securities on income from net income	$(0.03)	$(0.02)

Diluted earnings per share for the three months ended March 31, 2013 and 2012 excludes 1.3 million and 1.8 million, respectively, of common shares issuable under the Company’s stock compensation plans, because their effect would be antidilutive.

Since October 2007 and through March 2013, the Company’s Board of Directors has authorized aggregate repurchases of the Company’s common stock of up to $500 million. As of March 31, 2013, the Company has $90.0 million available for repurchases under these repurchase authorizations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. The Company is not required to purchase any specific number of shares or to make purchases by any certain date under this program. During the first three months of 2013, the Company purchased 0.5 million shares of the Company’s common stock through a privately negotiated transaction and open market purchases at a cost of $25.2 million. Total repurchases under this program as of March 31, 2013 were 9.6 million shares at a cost of $410.0 million.

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

PART I

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist readers in understanding the interim consolidated results of operations and financial condition of The Hanover Insurance Group, Inc. and its subsidiaries (“THG”). Consolidated results of operations and financial condition are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes included elsewhere in this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2013.

Results of operations include the accounts of The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America (“Citizens”), our principal U.S. domiciled property and casualty companies; Chaucer Holdings plc (“Chaucer”), our United Kingdom (U.K.) domiciled specialist insurance underwriting group which operates through the Society and Corporation of Lloyd’s (“Lloyd’s”), and certain other insurance and non-insurance subsidiaries. Additionally, results of operations include our discontinued operations, consisting primarily of our former life insurance businesses, accident and health business and third party administration business.

Executive Overview

Business operations consist of four operating segments: Commercial Lines, Personal Lines, Chaucer and Other.

Operating income (formerly referred to as segment income) excluding income taxes and interest was $102.2 million for the three months ended March 31, 2013 compared to $85.7 million in the same period in 2012, an increase of $16.5 million. This increase is primarily due to lower catastrophe and non-catastrophe related losses in the first three months of 2013, partially offset by lower favorable development on prior years’ loss and loss adjustment expense (“LAE”) reserves (“prior years’ loss reserves”). Pre-tax catastrophe losses were $21.7 million for the three months ended March 31, 2013 compared to $40.6 million in the same period in 2012, a decrease of $18.9 million. Favorable development on prior years’ loss reserves was $6.9 million for the three months ended March 31, 2013, compared to favorable development of $17.2 million in the same period in 2012.

In several recent years, weather-related catastrophe and non-catastrophe losses have been in excess of longer term averages for the insurance industry. Pricing in our Commercial and Personal Lines and certain lines in Chaucer, continues to improve as the industry responds to these increased weather-related losses, as well as to the earnings impact of reduced investment income as a result of low interest rates, and other factors. We are continuing efforts to improve our underwriting results in both our Commercial and Personal Lines, including through rate increases and improvements to our mix of business.

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

We believe these efforts have driven, and will continue to drive, improvement in our overall mix of business and ultimately our underwriting profitability. Commercial Lines net written premium grew by 3.1% in the first three months of 2013, driven by both our core commercial businesses and specialty businesses. This growth is primarily due to rate increases, strong retention and targeted new business expansion. Underwriting results in the first three months of 2013 were relatively consistent with the same period in 2012, primarily due to increased current year non-catastrophe weather-related losses and LAE, partially offset by a decrease in catastrophe related losses. In addition, the current quarter’s results benefited from growth in earned premium and the resulting positive effect on our expense ratio.

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

Personal Lines

In our Personal Lines business, we focus on partnering with high quality, value-added agencies that deliver consultative selling and stress the importance of account rounding (the conversion of single policy customers to accounts with multiple policies and additional coverages). Approximately 72% of our policies in force are account business. We are focused on making investments that help maintain profitability, build a distinctive position in the market, help diversify us geographically from our historical core states of Michigan, Massachusetts, New York and New Jersey, and provide us with profitable growth opportunities.

Underwriting results improved in the first three months of 2013, as compared to the same period in 2012, primarily due to decreased catastrophe related losses, partially offset by increased non-catastrophe weather-related losses and unfavorable development on prior years’ loss reserves. Unfavorable development on prior years’ loss reserves for the three months ended March 31, 2013 was $5.6 million, compared to unfavorable development of $3.8 million for the three months ended March 31, 2012. Similar to our strategy in Commercial Lines, we continue to seek additional rate increases, subject to regulatory considerations, in our personal automobile line, particularly as a result of recent trends of higher loss severity in bodily injury and homeowners lines as a result of the catastrophe and non-catastrophe weather-related losses that the industry experienced in recent years.

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

Underwriting results improved in the first three months of 2013, as compared to the same period in 2012, primarily due to lower loss activity in most lines and an absence of significant man-made and natural catastrophe losses. Chaucer net written premium increased by 25.6% in the first three months of 2013, primarily due to our decision to increase our economic interest in Syndicate 1084 to 98% for 2013, up from 84% in 2012, primarily resulting from the non-renewal of the capital provision reinsurance treaty with Flagstone Re. Additionally, changes to our 2013 ceded reinsurance program, including increased net retentions for certain major lines, increased net written premiums. We also benefited from favorable rates in our marine and property lines, following recent high levels of insured market losses. The energy market began to experience reduced rate increases following an absence of major losses in 2012, and pricing in the aviation and casualty markets remained under pressure as a result of low loss activity, the challenging economic environment and continuing industry over-capacity. U.K. motor market rates continued to decline modestly, following the significant increases in 2010 and 2011.

The focus of our capital and underwriting capabilities remains in those areas where we expect rates to be more favorable, in particular, for catastrophe-exposed marine and property risks, with emphasis away from business where rates are currently under most pressure, notably casualty and aviation.

Description of Operating Segments

Primary business operations include insurance products and services currently provided through four operating segments. Our domestic operating segments are Commercial Lines, Personal Lines and Other. Our international operating segment is Chaucer. Commercial Lines includes commercial multiple peril, commercial automobile, workers’ compensation and other commercial coverages, such as specialty program business, inland marine, management and professional liability and surety. Personal Lines includes personal automobile, homeowners and other personal coverages. Chaucer includes marine and aviation, energy, property, U.K. motor, and casualty and other coverages (which includes international liability, specialist coverages, and syndicate participations). Included in Other are Opus Investment Management, Inc., which markets investment management services to institutions, pension funds and other organizations; earnings on holding company assets; and, a voluntary pools business which is in run-off. We present the separate financial information of each segment consistent with the manner in which our chief operating decision maker evaluates results in deciding how to allocate resources and in assessing performance.

We report interest expense related to our debt separately from the earnings of our operating segments. This consists of interest on our senior debentures, junior debentures, subordinated debentures, collateralized borrowings with the Federal Home Loan Bank of Boston (“FHLBB”), and letter of credit facility.

Results of Operations – Net Income

Consolidated net income includes the results of our four operating segments (operating income (loss)), which we evaluate on a pre-tax basis and we exclude interest expense on debt. Operating income (loss) before taxes (formerly referred to as segment income (loss)) excludes certain other items which we believe are not indicative of our core operations, such as net realized investment gains and losses, including net gains and losses on certain derivative instruments. Such gains and losses are excluded since they are determined by interest rates, financial markets and the timing of sales. Also, operating income (loss) before taxes excludes net gains and losses on disposals of businesses, discontinued operations, costs to acquire businesses, restructuring costs, extraordinary items, the cumulative effect of accounting changes and certain other items. Although the items excluded from operating income (loss) before taxes may be significant components in understanding and assessing our financial performance, we believe a discussion of operating income before taxes enhances an investor’s understanding of our results of operations by segregating income attributable to the core operations of the business. However, operating income (loss) before taxes should not be construed as a substitute for income (loss) before income taxes and operating income (loss) should not be construed as a substitute for net income (loss).

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

Consolidated net income for the three months ended March 31, 2013 was $66.2 million, compared to $49.7 million for the three months ended March 31, 2012. The $16.5 million increase is primarily due to improved operating results after taxes, which was principally attributable to an improvement in underwriting results primarily due to decrease in catastrophe losses.

The following table reflects operating income (loss) for each operating segment and a reconciliation of operating income to consolidated net income.

	Three Months Ended
	March 31,
(in millions)	2013	2012

Operating income (loss) before interest expense and income taxes:
Commercial Lines	$33.0	$33.9
Personal Lines	30.5	27.5
Chaucer	40.9	25.5
Other	(2.2)	(1.2)

Operating income before interest expense and income taxes	102.2	85.7
Interest expense on debt	(14.7)	(16.2)

Operating income before income taxes	87.5	69.5
Income tax expense on operating income	(27.6)	(23.5)

Operating income	59.9	46.0

Net realized investment gains	8.1	3.1
Net loss from repayment of advances	(7.8)	—
Net benefit (costs) related to acquired businesses	0.4	(1.5)
Net foreign exchange gains (losses)	0.7	(0.3)
Income tax benefit on non-operating items	5.1	3.4

Income from continuing operations, net of taxes	66.4	50.7
Net loss from discontinued operations, net of taxes	(0.2)	(1.0)

Net income	$66.2	$49.7

Results of Operations – Segments

The following is our discussion and analysis of the results of operations by business segment. The operating results are presented before interest expense, taxes and other items which management believes are not indicative of our core operations, including realized gains and losses.

The following table summarizes the results of operations for the periods indicated:

	Three Months Ended
	March 31,
(in millions)	2013	2012
Operating revenues
Net premiums written	$1,076.7	$1,016.8

Net premiums earned	1,094.3	1,035.6
Net investment income	67.3	68.8
Other income	10.6	15.9

Total operating revenues	1,172.2	1,120.3

Losses and operating expenses
Losses and LAE	683.4	661.4
Amortization of deferred acquisition costs	242.5	228.1
Other operating expenses	144.1	145.1

Total losses and operating expenses	1,070.0	1,034.6

Operating income before interest expense and income taxes	$102.2	$85.7

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Operating income before interest expense and income taxes was $102.2 million in the three months ended March 31, 2013, compared to $85.7 million in the three months ended March 31, 2012, an increase in earnings of $16.5 million. Catastrophe related activity in the quarter was $21.7 million compared to $40.6 million in the same period of 2012, a decrease of $18.9 million. Excluding the impact of catastrophe related activity, operating earnings decreased by $2.4 million. This decrease was primarily due to lower favorable development on prior years’ loss reserves, partially offset by lower current accident year losses and underwriting expenses. Favorable development on prior years’ loss reserves was $6.9 million in the quarter, compared to $17.2 million in the same period in 2012. This decrease was driven by lower favorable development in our Chaucer segment.

Net premiums written grew by $59.9 million in the three months ended March 31, 2013, compared to the three months ended March 31, 2012, and net premiums earned grew by $58.7 million. Chaucer accounted for $51.3 million of the net premiums written increase and $11.9 million of the net premiums earned increase. The balance of the growth is primarily attributable to Commercial Lines, resulting from rate increases, strong retention and targeted new business expansion.

Production and Underwriting Results

The following table summarizes net premiums written and loss, LAE, expense and combined ratios for the Commercial Lines, Personal Lines and Chaucer segments. Loss and LAE, catastrophe loss and combined ratios include prior year reserve development. These items are not meaningful for our Other segment.

	Three Months Ended March 31, 2013
	Gross
	Written	Net Written	Net Earned	Catastrophe	Loss & LAE	Expense	Combined
(dollars in millions)	Premium	Premium	Premium	Loss Ratios	Ratios	Ratios	Ratios
Commercial Lines	$561.4	$483.6	$476.6	1.6	62.5	38.0	100.5
Personal Lines	367.2	341.6	368.8	3.2	69.3	27.2	96.5
Chaucer	389.5	251.5	248.9	1.0	52.0	34.7	86.7

Total	$1,318.1	$1,076.7	$1,094.3	2.0	62.4	33.7	96.1

	Three Months Ended March 31, 2012
	Gross
	Written	Net Written	Net Earned	Catastrophe	Loss & LAE	Expense	Combined
(dollars in millions)	Premium	Premium	Premium	Loss Ratios	Ratios	Ratios	Ratios
Commercial Lines	$532.6	$468.9	$434.9	2.6	61.6	38.7	100.3
Personal Lines	373.2	347.4	363.3	6.3	70.7	27.3	98.0
Chaucer	381.7	200.2	237.0	2.7	57.6	36.2	93.8

Total	$1,287.5	$1,016.5	$1,035.2	3.9	63.9	34.2	98.1

The following table summarizes net premiums written and loss and LAE and catastrophe loss ratios by line of business for the Commercial Lines and Personal Lines segments. Loss and LAE and catastrophe loss ratios include prior year reserve development.

	Three Months Ended March 31,
	2013			2012
	Net		Catastrophe	Net		Catastrophe
	Premiums	Loss & LAE	Loss	Premiums	Loss & LAE	Loss
(dollars in millions)	Written	Ratios	Ratios	Written	Ratios	Ratios
Commercial Lines:
Commercial multiple peril	$154.0	60.2	3.4	$148.0	56.8	6.8
Commercial automobile	72.8	73.1	0.1	70.7	71.4	0.8
Workers’ compensation	62.2	63.4	—	55.0	72.6	—
Other commercial	194.6	60.1	1.0	195.2	59.1	0.5

Total Commercial Lines	$483.6	62.5	1.6	$468.9	61.6	2.6

Personal Lines:
Personal automobile	$227.1	76.5	—	$233.1	75.2	1.1
Homeowners	105.4	58.5	8.8	105.0	63.7	15.8
Other personal	9.1	47.2	5.7	9.3	55.6	5.6

Total Personal Lines	$341.6	69.3	3.2	$347.4	70.7	6.3

The following table summarizes premiums written on a gross and net basis and net premiums earned by line of business for the Chaucer segment.

	Three Months Ended March 31,
	2013			2012
	Gross Written	Net Written	Net Earned	Gross Written	Net Written	Net Earned
(in millions)	Premium	Premium	Premium	Premium	Premium	Premium
Chaucer:
Marine and aviation	$108.3	$81.3	$58.8	$99.5	$58.5	$54.2
U.K. motor	79.7	60.1	66.5	66.6	45.5	61.5
Energy	51.8	17.7	44.8	71.3	23.3	39.4
Property	92.2	47.8	44.5	87.7	29.6	46.7
Casualty and other	57.5	44.6	34.3	56.6	43.3	35.2

Total Chaucer	$389.5	$251.5	$248.9	$381.7	$200.2	$237.0

The following table summarizes GAAP underwriting results for the Commercial Lines, Personal Lines, Chaucer and Other segments and reconciles it to operating income.

	Three Months Ended March 31,
	2013					2012
	Commercial	Personal				Commercial	Personal
(in millions)	Lines	Lines	Chaucer	Other	Total	Lines	Lines	Chaucer	Other	Total
GAAP underwriting profit (loss), excluding prior year reserve development and catastrophes	$4.5	$27.4	$22.3	$(0.5)	$53.7	$9.1	$31.0	$(0.5)	$(0.2)	$39.4
Prior year favorable (unfavorable) loss and LAE reserve development	(0.2)	(5.6)	13.3	(0.6)	6.9	(0.5)	(3.8)	21.7	(0.2)	17.2
Pre-tax catastrophe effect	(7.4)	(11.7)	(2.6)	—	(21.7)	(11.1)	(23.0)	(6.5)	—	(40.6)

GAAP underwriting profit (loss)	(3.1)	10.1	33.0	(1.1)	38.9	(2.5)	4.2	14.7	(0.4)	16.0
Net investment income	36.1	19.0	10.5	1.7	67.3	35.7	21.6	9.4	2.1	68.8
Fees and other income	2.0	3.3	4.5	0.8	10.6	5.1	3.5	5.3	2.0	15.9
Other operating expenses	(2.0)	(1.9)	(7.1)	(3.6)	(14.6)	(4.4)	(1.8)	(3.9)	(4.9)	(15.0)

Operating income (loss) before income taxes	$33.0	$30.5	$40.9	$(2.2)	$102.2	$33.9	$27.5	$25.5	$(1.2)	$85.7

Commercial Lines

Commercial Lines net premiums written was $483.6 million in the three months ended March 31, 2013, compared to $468.9 million in the three months ended March 31, 2012. This $14.7 million increase was primarily driven by rate increases, strong retention and targeted new business expansion.

Commercial Lines underwriting loss in the three months ended March 31, 2013 was $3.1 million, relatively consistent with $2.5 million for the three months ended March 31, 2012. This reflects increased current year non-catastrophe losses offset by decreased catastrophe losses. In addition, the current quarter’s results benefited from growth in earned premium and the resulting positive effect on our expense ratio. Catastrophe losses for the three months ended March 31, 2013 were $7.4 million, compared to $11.1 million for the three months ended March 31, 2012, a decrease of $3.7 million. Current accident year losses increased in our commercial multiple peril and commercial automobile lines, partially offset by lower losses in our workers’ compensation line. Unfavorable development on prior years’ loss reserves for the three months ended March 31, 2013 was $0.2 million compared to unfavorable development of $0.5 million for the three months ended March 31, 2012.

Commercial Lines current accident year underwriting profit, excluding catastrophes, was $4.5 million for the three months ended March 31, 2013, compared to $9.1 million for the three months ended March 31, 2012. This $4.6 million decrease in non-catastrophe current accident year results was primarily due to higher non-catastrophe weather-related losses in our commercial multiple peril and commercial automobile lines.

Pricing in Commercial Lines continues to improve. We believe that industry pricing is increasing due to recent weather-related losses, as well as to reduced investment income as a result of low interest rates, and other factors. We are continuing efforts to improve our underwriting results, including through increased rates; however, our ability to increase Commercial Lines net premiums written while maintaining or improving underwriting results may be affected by price competition and the current challenging economic environment. We also expect to continue our efforts to reduce our property exposures in certain geographic areas and classes of business, with a goal of improving our longer-term profitability and reducing earnings volatility. Also, in recent years, weather-related catastrophe and non-catastrophe losses have been in excess of longer term averages for the insurance industry. We continue to monitor these trends and consider them in our rate actions.

Personal Lines

Personal Lines net premiums written was $341.6 million in the three months ended March 31, 2013, compared to $347.4 million in the three months ended March 31, 2012, a decrease of $5.8 million. The primary factors contributing to this decrease were our continued property-focused exposure management actions. Our actions to reduce homeowners policy exposures, including increases in rate, have resulted in an increase in policy attrition. These decreases were partially offset by higher rates in both our homeowners and personal automobile lines.

Net premiums written in the personal automobile line of business for the three months ended March 31, 2013 were $227.1 million compared to $233.1 million for the three months ended March 31, 2012, a decrease of $6.0 million. This decrease was primarily due to a decline in policies in force of 3.4%, primarily from exposure management actions and actions to improve underwriting results, partially offset by rate increases. Net premiums written in the homeowners line of business for the three months ended March 31, 2013 were $105.4 million compared to $105.0 million for the three months ended March 31, 2012, an increase of $0.4 million. This increase was primarily from rate increases, partially offset by a 4.4% decline in policies in force from the aforementioned exposure management actions.

Personal Lines underwriting profit for the three months ended March 31, 2013 was $10.1 million, compared to $4.2 million for the three months ended March 31, 2012, an improvement of $5.9 million. This was primarily due to decreased catastrophe losses and from earned premium growth. These items were partially offset by increased non-catastrophe weather-related losses and unfavorable development on prior years’ loss reserves. Catastrophe losses for the three months ended March 31, 2013 were $11.7 million, compared to $23.0 million for the three months ended March 31, 2012, a decrease of $11.3 million. Unfavorable development on prior years’ loss reserves for the three months ended March 31, 2013 was $5.6 million, compared to $3.8 million for the three months ended March 31, 2012, a change of $1.8 million.

Personal Lines current accident year underwriting profit, excluding catastrophes, was $27.4 million in the three months ended March 31, 2013, compared to $31.0 million for the three months ended March 31, 2012. This $3.6 million decrease in non-catastrophe current accident year results was primarily due to higher non-catastrophe weather-related losses in our homeowners and personal automobile lines, partially offset by earned premium growth.

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

Chaucer

Chaucer’s net premiums written was $251.5 million in the three months ended March 31, 2013, compared to $200.2 million in the three months ended March 31, 2012, an increase of $51.3 million, or 25.6%. Approximately $33 million of this growth was due to an increase in Chaucer’s economic interests in Syndicate 1084 to 98% for 2013, up from 84% in 2012, primarily due to our non-renewal of the capital provision reinsurance treaty with Flagstone Re. Additionally, changes to our 2013 ceded reinsurance program, including increased net retentions for certain major lines, contributed to the growth in net written premium. See “Reinsurance” in Item I – Business of our December 31, 2012 Form 10-K for additional information. Net written premium increases also includes growth in our U.K. motor line, primarily as a result of an increase in policies in force.

Chaucer’s underwriting profit for the three months ended March 31, 2013 was $33.0 million, compared to $14.7 million for the three months ended March 31, 2012, an improvement of $18.3 million. These improved results were primarily due to lower loss activity in most lines and an absence of significant man-made and natural catastrophe losses.

Due to continued high levels of capacity across the international insurance industry, we expect few rate increases in 2013. Opportunities for rate increases will likely be limited to those marine and property markets most affected by recent high levels of insured market losses. Current pricing conditions for energy are weakening, while aviation and casualty markets continue to be affected by the challenging economic environment and over-capacity. U.K. motor rates decreased modestly in 2012 and this decline has continued in 2013, as expected, following significant increases in 2010 and 2011. There can be no assurance that we will be able to maintain or increase our rates in light of economic and regulatory conditions in our markets.

Other

Other operating loss before interest expense and income taxes was $2.2 million for the three months ended March 31, 2013, compared to a $1.2 million loss for the three months ended March 31, 2012. The $1.0 million increased loss is primarily due to lower net investment income in our holding company, and increased losses in our voluntary pools business.

Reserve for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses.

	Three Months Ended
	March 31,
(in millions)	2013	2012

Gross loss and LAE reserves, beginning of period	$6,197.0	$5,760.3
Reinsurance recoverable on unpaid losses	2,074.3	1,931.8

Net loss and LAE reserves, beginning of period	4,122.7	3,828.5
Net incurred losses and LAE in respect of losses occurring in:
Current year	690.3	678.6
Prior years	(6.9)	(17.2)

Total incurred losses and LAE	683.4	661.4

Net payments of losses and LAE in respect of losses occurring in:
Current year	165.7	161.9
Prior years	517.0	509.3

Total payments	682.7	671.2

Effect of foreign exchange rate changes	(47.0)	19.4

Net reserve for losses and LAE, end of period	4,076.4	3,838.1
Reinsurance recoverable on unpaid losses	2,016.1	1,989.2

Gross reserve for losses and LAE, end of period	$6,092.5	$5,827.3

The table below summarizes the gross reserve for losses and LAE by line of business.

	March 31,	December 31,
(in millions)	2013	2012
Commercial multiple peril	$618.9	$629.7
Workers’ compensation	574.6	571.8
Commercial automobile	273.8	269.7
AIX	328.7	321.6
Other commercial	428.9	454.2

Total Commercial	2,224.9	2,247.0

Personal automobile	1,398.2	1,400.7
Homeowners and other	146.8	141.3

Total Personal	1,545.0	1,542.0

Total Chaucer	2,322.6	2,408.0

Total loss and LAE reserves	$6,092.5	$6,197.0

Other commercial lines are primarily comprised of our monoline general liability, umbrella, marine, professional liability, and healthcare lines. Included in the above table, in the Chaucer segment, are $255.0 million and $272.4 million of reserves related to Chaucer’s liabilities in Syndicate 4000, consisting of financial and professional liability lines written in 2008 and prior, as of March 31, 2013 and December 31, 2012, respectively. Also included in the above table, primarily in other commercial lines, are $60.7 million and $60.5 million of asbestos and environmental reserves as of March 31, 2013 and December 31, 2012, respectively.

Prior Year Development

Loss and LAE reserves for claims occurring in prior years developed favorably by $6.9 million for the three months ended March 31, 2013 compared to favorable development of $17.2 million for the three months ended March 31, 2012.

The primary drivers for reserve development during the three months ended March 31, 2013 were as follows:

•	Lower than expected losses in Chaucer’s property line, primarily in the 2011 and 2012 accident years.

•	Higher than expected losses within our personal automobile line, primarily related to bodily injury severity in the 2011 and 2012 accident years and physical damage in the 2012 accident year.

•	Higher than expected losses within our other commercial lines, primarily related to the 2012 accident year.

•	Higher than expected large losses within our commercial automobile line, primarily related to liability coverage in the 2011 accident year.

•	Partially offsetting the unfavorable development within Commercial Lines was lower than expected losses within our workers compensation line related to the 2008 through 2012 accident years.

The primary drivers for reserve development during the three months ended March 31, 2012 were as follows:

•	Lower than expected losses in Chaucer’s lines of business as follows:

•	marine and aviation lines, primarily in the 2007 and 2008 accident years,

•	energy line, primarily in the 2009 and 2010 accident years, and

•	property line, primarily in the 2011 accident year.

•	Higher than expected losses within our personal automobile line, primarily related to liability coverage in the 2011 accident year.

•	Within other commercial lines, higher than expected losses in our surety line was partially offset by lower than expected losses in our marine lines.

•	Higher than expected losses within our commercial automobile line, primarily related to liability coverage in the 2011 accident year.

•	Partially offsetting the unfavorable development within Commercial Lines was lower than expected losses within our commercial multiple peril line related to the 2008 through 2011 accident years.

It is not possible to know whether the factors that affected loss reserves in the first three months of 2013 will also occur in future periods. As discussed in detail in our Form 10-K for the year ended December 31, 2012, there are inherent uncertainties in estimating reserves for losses and loss adjustment expenses. We encourage you to read our Form 10-K for more information about our reserving process and the judgments, uncertainties and risks associated therewith.

Investments

Investment Results

Net investment income before taxes decreased $1.5 million, or 2.2%, to $67.3 million for the three months ended March 31, 2013, primarily due to the impact of lower new money yields. This decline was partially offset by higher income resulting from our investments in various higher yielding investment grade mortgage-backed securities and the investment of cash balances into fixed maturities beginning in the second quarter of 2012. Average pre-tax earned yields on fixed maturities were 4.03% and 4.38% for the three months ended March 31, 2013 and 2012, respectively. We expect average investment yields to continue to decline as new money rates remain at near-historic lows.

Investment Portfolio

We held cash and investment assets diversified across several asset classes, as follows:

	March 31, 2013		December 31, 2012
		% of Total		% of Total
	Carrying	Carrying	Carrying	Carrying
(dollars in millions)	Value	Value	Value	Value
Fixed maturities, at fair value	$6,723.5	83.4%	$6,952.2	86.5%
Equity securities, at fair value	435.0	5.4	315.8	3.9
Cash and cash equivalents	691.0	8.6	564.8	7.0
Other investments	207.5	2.6	210.3	2.6

Total cash and investments	$8,057.0	100.0%	$8,043.1	100.0%

Cash and Investments

Total cash and investments increased $13.9 million, or 0.2%, for the three months ended March 31, 2013, of which cash and cash equivalents increased $126.2 million, equities increased $119.2 million and fixed maturities decreased $228.7 million. The increase in cash and cash equivalents was primarily attributable to net proceeds of approximately $170 million from the issuance of subordinated debentures, partially offset by the repayment of $46.3 million in FHLBB advances. Equity securities increased due to purchases of dividend yielding stocks. The decrease in fixed maturities was primarily due to dispositions to fund operational cash flows, as well as a decline in value of the U.K. Pound sterling during the quarter, affecting the value of our investments denominated in that currency.

Our fixed maturity portfolio is comprised of corporate securities, taxable and tax-exempt municipal securities, residential mortgage-backed securities, commercial mortgage-backed securities, U.S. government securities, foreign government securities and asset-backed securities. Equity securities primarily consist of common stocks, exchange traded funds, non-redeemable preferred stocks and mutual funds.

The following table provides information about the investment types of our fixed maturities portfolio:

	March 31, 2013
(in millions)			Net	Change in Net
	Amortized		Unrealized	Unrealized
Investment Type	Cost	Fair Value	Gain (Loss)	During 2013

U.S. Treasury and government agencies	$314.0	$321.5	$7.5	$(0.9)
Foreign government	299.7	305.6	5.9	1.5
Municipals:
Taxable	841.8	922.7	80.9	1.8
Tax exempt	146.4	153.4	7.0	—
Corporate	3,443.3	3,698.8	255.5	(5.1)
Asset-backed:
Residential mortgage-backed	720.3	754.3	34.0	(2.2)
Commercial mortgage-backed	340.6	358.8	18.2	(4.7)
Asset-backed	204.5	208.4	3.9	(0.2)

Total fixed maturities	$6,310.6	$6,723.5	$412.9	$(9.8)

Net unrealized gains on fixed maturities decreased $9.8 million to $412.9 million at March 31, 2013, compared to $422.7 million at December 31, 2012.

Amortized cost and fair value by rating category were as follows:

		March 31, 2013			December 31, 2012
	Rating Agency			% of Total			% of Total
(dollars in millions)	Equivalent	Amortized		Fair	Amortized	Fair	Fair
NAIC Designation	Designation	Cost	Fair Value	Value	Cost	Value	Value
1	Aaa/Aa/A	$4,613.0	$4,886.3	72.7%	$4,744.0	$5,017.9	72.2%
2	Baa	1,350.8	1,466.0	21.8	1,443.5	1,569.3	22.6
3	Ba	147.0	159.0	2.3	143.1	156.2	2.2
4	B	138.3	147.5	2.2	135.1	143.5	2.1
5	Caa and lower	50.9	52.7	0.8	50.1	50.7	0.7
6	In or near default	10.6	12.0	0.2	13.7	14.6	0.2

Total fixed maturities		$6,310.6	$6,723.5	100.0%	$6,529.5	$6,952.2	100.0%

Based on ratings by the National Association of Insurance Commissioners (“NAIC”), approximately 95% of the fixed maturity portfolio consisted of investment grade securities at March 31, 2013 and at December 31, 2012. The quality of our fixed maturity portfolio remains strong based on ratings, capital structure position, support through guarantees, underlying security, issuer diversification and yield curve position.

Our fixed maturity and equity securities are classified as available-for-sale and are carried at fair value. Financial instruments whose value was determined using significant management judgment or estimation constituted less than 2% of the total assets we measured at fair value. (See also Note 5 – “Fair Value” in the Notes to Interim Consolidated Financial Statements).

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

European sovereign and non-sovereign debt exposure

Our European fixed maturity credit exposure at March 31, 2013 was as follows:

			Non-Sovereign
(in millions)	Sovereign		Foreign Agency		Financial		Non-Financial		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
Country:	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

United Kingdom	$51.1	$51.4	$29.8	$30.4	$301.3	$309.1	$225.5	$239.6	$607.7	$630.5
Germany	—	—	61.9	63.1	—	—	72.6	77.7	134.5	140.8
Switzerland	—	—	—	—	18.4	19.2	71.1	77.4	89.5	96.6
The Netherlands	—	—	22.1	22.5	31.8	33.0	23.0	24.8	76.9	80.3
France	—	—	4.8	5.0	11.5	11.2	55.5	59.9	71.8	76.1
Supranationals	—	—	72.3	75.0	—	—	—	—	72.3	75.0
Sweden	—	—	—	—	26.5	27.7	12.7	13.2	39.2	40.9
Spain	—	—	—	—	8.9	9.2	17.6	18.8	26.5	28.0
Ireland	—	—	—	—	—	—	15.5	17.0	15.5	17.0
Italy	—	—	—	—	—	—	16.2	16.6	16.2	16.6
Belgium	—	—	—	—	—	—	15.5	16.2	15.5	16.2
Norway	—	—	3.2	3.3	2.5	2.6	5.4	5.5	11.1	11.4
Luxembourg	—	—	—	—	—	—	7.6	7.9	7.6	7.9
Jersey	—	—	—	—	—	—	5.1	5.2	5.1	5.2
Portugal	—	—	—	—	—	—	4.2	4.5	4.2	4.5
Denmark	—	—	—	—	—	—	2.0	2.1	2.0	2.1

Total fixed maturities	$51.1	$51.4	$194.1	$199.3	$400.9	$412.0	$549.5	$586.4	$1,195.6	$1,249.1

Our sovereign debt totaled $51.4 million, or 0.6% of investment assets, and was limited to the highly rated country of the U.K. We had no sovereign debt of lower rated countries such as Greece, Ireland, Italy, Portugal and Spain. In addition, our supranational and foreign agency exposure totaled $199.3 million, or 2.5% of investment assets, and primarily consisted of debt securities from the highly rated countries of Germany, U.K., and the Netherlands. Exposure to European banks, excluding those that are based in the U.K., totaled $102.9 million, or 1.3% of investment assets. Also, we held money market funds totaling $156.2 million, or 1.9% of investment assets, which were comprised of a well-diversified portfolio of short-term debt securities of predominately large financial institutions domiciled in highly rated countries. The remainder of our European non-sovereign debt exposure, excluding the U.K., was $346.8 million, which represented 4.3% of investment assets. Generally, these securities were high quality, large capitalization multi-national companies that were well diversified by sector, country and issuer. Included in our non-financial, non-sovereign exposure were issuers domiciled in Spain, Ireland, Italy and Portugal totaling $56.9 million, or 0.7% of investment assets. These consisted of large market capitalization issuers that provide essential products and/or services.

The previous table represents all European countries in which we had exposure. We determined country exposures based on the country of domicile for the ultimate parent company of the various issuers we held as of March 31, 2013; however, in light of the economic and financial inter-relatedness and dependencies that exist among European countries and related financial systems, economic turmoil in one country could trigger a contagion effect on other countries. We believe the quality of our European credit exposure remains sound based on ratings and issuer strength, position in the capital structure, support through guarantees and partial government ownership by highly rated countries, diversity and quality of non-financial issuers and blend of industry exposures, and yield curve position. We believe that we do not have meaningful indirect exposures in our portfolio and we do not invest in credit derivatives.

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

Overall economic growth remains weak throughout Europe. Volatility, while currently suppressed, could increase suddenly as officials in Europe attempt to engineer a lasting solution to the debt crisis or find a way to address the twin objectives of stimulating economic growth while balancing fiscal budgets. We believe that leaders remain committed to protecting the currency union and improving financial stability. Although the timing and degree of success toward achieving sustained improvement regarding the European crisis remains highly uncertain, we do not anticipate that future developments related to our European sovereign and non-sovereign debt exposure will have a material effect on our financial condition, results of operations or liquidity.

Other-than-Temporary Impairments

For the three months ended March 31, 2013, we recognized in earnings $0.5 million of other-than-temporary impairments (“OTTI”) on fixed maturities, primarily related to estimated credit losses on residential mortgage-backed securities. For the three months ended March 31, 2012, we recognized in earnings $1.9 million of OTTI on fixed maturities, of which $1.5 million related to below investment grade corporate bonds that we classified as intend to sell and $0.4 million related to estimated credit losses on residential mortgage-backed and corporate securities.

Unrealized Losses

The following table provides information about our fixed maturities and equity securities that were in an unrealized loss position. (See also Note 5 – “Investments” in the Notes to Interim Consolidated Financial Statements.)

	March 31, 2013		December 31, 2012
(in millions)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Fixed maturities:
Investment grade:

12 months or less	$4.6	$511.9	$3.4	$546.0
Greater than 12 months	9.8	72.2	9.5	106.5

Total investment grade fixed maturities	14.4	584.1	12.9	652.5

Below investment grade:
12 months or less	1.0	30.8	1.2	28.2
Greater than 12 months	3.9	41.1	5.9	55.1

Total below investment grade fixed maturities	4.9	71.9	7.1	83.3

Equity securities:
12 months or less	1.4	15.4	4.8	74.4
Greater than 12 months	0.8	7.9	—	—

Total equity securities	2.2	23.3	4.8	74.4

Total	$21.5	$679.3	$24.8	$810.2

Gross unrealized losses decreased $3.3 million, or 13.3%, which was primarily attributable to stronger equity markets during the quarter. At March 31, 2013, gross unrealized losses consisted primarily of $13.3 million of corporate fixed maturities, $3.9 million of mortgage-backed securities, $2.2 million of equity securities and $1.4 million in municipal securities.

We view the gross unrealized losses on fixed maturities and equity securities as being temporary since it is our assessment that these securities will recover in the near term, allowing us to realize their anticipated long-term economic value. With respect to gross unrealized losses on fixed maturities, we do not intend to sell, nor is it more likely than not we will be required to sell, such debt securities before this expected recovery of amortized cost (See also “Liquidity and Capital Resources”). With respect to equity securities, we have the intent and ability to retain such investments for the period of time anticipated to allow for this expected recovery in fair value. The risks inherent in our assessment methodology include the risk that, subsequent to the balance sheet date, market factors may differ from our expectations; the global economic recovery is less robust than we expect or reverts to recessionary trends; we may decide to subsequently sell a security for unforeseen business needs; or changes in the credit assessment or equity characteristics from our original assessment may lead us to determine that a sale at the current value would maximize recovery on such investments. To the extent that there are such adverse changes, an OTTI would be recognized as a realized loss. Although unrealized losses are not reflected in the results of financial operations until they are realized or deemed “other-than-temporary,” the fair value of the underlying investment, which does reflect the unrealized loss, is reflected in our Consolidated Balance Sheets.

The following table sets forth gross unrealized losses for fixed maturities by maturity period and for equity securities at March 31, 2013 and December 31, 2012. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers.

(in millions)	March 31, 2013	December 31, 2012

Due in one year or less	$—	$0.5
Due after one year through five years	3.0	4.7
Due after five years through ten years	3.4	2.5
Due after ten years	9.0	8.8

	15.4	16.5
Mortgage-backed and asset-backed securities	3.9	3.5

Total fixed maturities	19.3	20.0
Equity securities	2.2	4.8

Total fixed maturities and equity securities	$21.5	$24.8

The carrying values of defaulted fixed maturity securities on non-accrual status at March 31, 2013 and December 31, 2012 were not material. The effects of non-accruals compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities, were reductions in net investment income of $0.6 million for the three months ended March 31, 2013 and 2012. Any defaults in the fixed maturities portfolio in future periods may negatively affect investment income.

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

Monetary policies in the developed economies, particularly in the United States, Europe and Japan, are supportive of moderate economic growth, while fiscal policies are more divergent and subject to change. The removal or modification of these policies could have an adverse effect on issuers’ level of business activity or liquidity, increasing the probability of future defaults. While we may experience defaults on fixed income securities, particularly with respect to non-investment grade securities, it is difficult to foresee which issuers, industries or markets will be affected. As a result, the value of our fixed maturity portfolio could change rapidly in ways we cannot currently anticipate and we could incur additional realized and unrealized losses in future periods.

Other Items

Net income also included the following items:

	Three Months Ended March 31,
(in millions)	Commercial Lines	Personal Lines	Chaucer	Other	Discontinued Operations	Total
2013

Net realized investment gains (losses)	$5.4	$2.8	$(0.1)	$—	$—	$8.1
Net loss from repayment of advances	(5.2)	(2.6)	—	—	—	(7.8)
Net costs related to acquired businesses	—	—	—	0.4	—	0.4
Net foreign exchange gains	—	—	—	0.7	—	0.7
Discontinued operations, net of taxes	—	—	—	—	(0.2)	(0.2)

2012

Net realized investment gains	$1.7	$1.2	$0.1	$0.1	$—	$3.1
Net costs related to acquired businesses	—	—	—	(1.5)	—	(1.5)
Net foreign exchange losses	—	—	—	(0.3)	—	(0.3)
Discontinued operations, net of taxes	—	—	—	—	(1.0)	(1.0)

We manage investment assets for our Commercial Lines, Personal Lines, and Other segments based on the requirements of our U.S. combined property and casualty companies. We allocate the investment income, expenses and realized gains and losses to our Commercial Lines, Personal Lines and Other segments based on actuarial information related to the underlying businesses. We manage investment assets separately for our Chaucer segment.

Net realized gains on investments were $8.1 million and $3.1 million for the three months ended March 31, 2013 and 2012, respectively. Net realized gains in 2013 were primarily due to $8.7 million of gains recognized from the sale of equities and fixed maturities, partially offset by $0.5 million of other-than-temporary impairments. Net realized gains in 2012 were primarily due to $4.1 million of net gains recognized from the sale of fixed maturities and equity securities and to gains on foreign currency hedges, partially offset by $1.9 million of other-than-temporary impairments from fixed maturities.

In January 2013, we repaid $46.3 million of our FHLBB advances plus prepayment fees of $7.8 million for a total payment of $54.1 million.

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

The provision for income taxes from continuing operations was an expense of $22.5 million in the three months ended March 31, 2013, compared to an expense of $20.1 million during the same period in 2012. These provisions resulted in consolidated effective federal tax rates of 25.3% and 28.4% for the three months ended March 31, 2013 and 2012, respectively. These provisions reflect benefits related to tax planning strategies implemented in prior years of $5.4 million and $3.0 million during the three months ended March 31, 2013 and 2012, respectively. In addition, the provision for the three months ended March 31, 2012 reflects a decrease in our valuation allowance related to capital loss carryforwards of $1.1 million. Absent these benefits, the provision for income taxes would have been $27.9 million or 31.4% and $24.2 million or 34.2% for the three months ended March 31, 2013 and 2012, respectively. The decrease in the effective tax rate is primarily due to higher non-U.S. income, which is taxed at the lower U.K. rate.

The income tax provision on operating income was an expense of $27.6 million during the three months ended March 31, 2013, compared to $23.5 million during the same period in 2012. These provisions resulted in effective tax rates for operating income of 31.5% and 33.8% in 2013 and 2012, respectively. The decrease in the effective tax rate is primarily due to higher non-U.S. income, which is taxed at the lower U.K. rate.

Critical Accounting Estimates

Interim consolidated financial statements have been prepared in conformity with U.S. GAAP and include certain accounting policies that we consider to be critical due to the amount of judgment and uncertainty inherent in the application of those policies. While we believe that the amounts included in our consolidated financial statements reflect our best judgment, the use of different assumptions could produce materially different accounting estimates. As disclosed in our 2012 Annual Report on Form 10-K, we believe the following accounting estimates are critical to our operations and require the most subjective and complex judgment:

•	Reserve for losses and loss expenses

•	Reinsurance recoverable balances

•	Pension benefit obligations

•	Other-than-temporary impairments (“OTTI”)

•	Deferred tax assets

For a more detailed discussion of these critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2012.

Statutory Surplus of U.S. Insurance Subsidiaries

The following table reflects statutory surplus for our U.S. insurance subsidiaries:

(in millions)	March 31, 2013	December 31, 2012

Total Statutory Capital and Surplus – U.S. Insurance Subsidiaries	$1,623.3	$1,523.4

The statutory capital and surplus for our U.S. insurance subsidiaries increased $99.9 million during the first three months of 2013, primarily due to underwriting results and an increase in net unrealized gains from certain investment securities.

The NAIC prescribes an annual calculation regarding risk based capital (“RBC”). RBC ratios for regulatory purposes are expressed as a percentage of the capital required to be above the Authorized Control Level (the “Regulatory Scale”); however, in the insurance industry, RBC ratios are widely expressed as a percentage of the Company Action Level. The following table reflects the Company Action Level, the Authorized Control Level and RBC ratios for Hanover Insurance (which includes Citizens and other U.S. insurance subsidiaries), as of March 31, 2013, expressed both on the Industry Scale (Total Adjusted Capital divided by the Company Action Level) and Regulatory Scale (Total Adjusted Capital divided by Authorized Control Level):

(dollars in millions)	Company Action Level	Authorized Control Level	RBC Ratio Industry Scale	RBC Ratio Regulatory Scale

The Hanover Insurance Company	$663.6	$331.8	243%	486%

Lloyd’s Capital Requirement

Chaucer corporate members operate in the Lloyd’s market, which requires that these members deposit funds, referred to as “Funds at Lloyd’s”, to support their underwriting interests. Lloyd’s sets required capital annually for all participating syndicates based on each syndicate’s business plans, the rating and reserving environment, and discussions with regulatory and rating agencies. Although the minimum capital levels are set by Lloyd’s, it is the responsibility of Chaucer to continually monitor the risk profiles of its managed syndicates to ensure that the level of funding remains appropriate. Such capital is comprised of cash and cash equivalents, investments, undrawn letters of credit provided by various banks and other assets. At March 31, 2013, we are in compliance with the capital requirements. We have the following securities, assets and letters of credit pledged to Lloyd’s to satisfy these capital requirements at March 31, 2013. In 2012, we decided not to renew the capital provision reinsurance treaty for the 2013 underwriting year with Flagstone Re. In accordance with the terms of the capital provision reinsurance treaty, Flagstone Re is obligated to provide funds at Lloyd’s in relation to its participation during the 2009 through 2012 underwriting years, until such time that these years close. We expect to be able to meet these capital requirements in the future.

(in millions)
Letters of credit	$180.0
Reinsurance treaty	94.9
Fixed maturities, at fair value	468.1
Cash and cash equivalents	2.6

Total securities, assets and letters of credit pledged to Lloyd’s	$745.6

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

Dividend payments to the holding company by our Chaucer business are regulated by U.K. law. Dividends from Chaucer are dependent on dividends from its subsidiaries. Annual dividend payments from Chaucer are limited to retained earnings that are not restricted by capital and other requirements for business at Lloyd’s. Also, Chaucer must provide advance notice to the U.K.’s Prudential Regulation Authority (“PRA”), one of the successors to the Financial Services Authority, of certain proposed dividends or other payments from PRA regulated entities. In connection with an intercompany borrowing arrangement with the holding company, interest on a $300 million note is paid by Chaucer on a quarterly basis to the holding company. This interest may be deferred at the election of the holding company. If deferred, the interest is added to the principal. For the three months ended March 31, 2013, Chaucer paid $5.6 million of interest to the holding company.

At March 31, 2013, THG, as a holding company, held approximately $293.9 million of fixed maturities and cash. We believe our holding company assets are sufficient to meet our future obligations, which consists primarily of dividends to our shareholders (as and to the extent declared), the interest on our senior and subordinated debentures, additional funds relating to the purchase of Chaucer, certain costs associated with benefits due to our former life employees and agents, and to the extent required, payments related to indemnification of liabilities associated with the sale of various subsidiaries. We do not expect that it will be necessary to dividend additional funds from our insurance subsidiaries in order to fund 2013 holding company obligations; however, we may decide to do so.

Sources of cash for our insurance subsidiaries primarily consist of premiums collected, investment income and maturing investments. Primary cash outflows are paid claims, losses and loss adjustment expenses, policy and contract acquisition expenses, other underwriting expenses and investment purchases. Cash outflows related to losses and loss adjustment expenses can be variable because of uncertainties surrounding settlement dates for liabilities for unpaid losses and because of the potential for large losses either individually or in the aggregate. We periodically adjust our investment policy to respond to changes in short-term and long-term cash requirements.

Net cash used in operating activities was $17.5 million during the first three months of 2013, as compared to net cash provided by operating activities of $12.7 million during the first three months of 2012.

Net cash provided by investing activities was $83.5 million during the first three months of 2013, as compared to net cash used in investing activities of $211.1 million during the first three months of 2012. During 2013, cash provided was primarily related to net disposals of fixed maturities, partially offset by purchases of equity securities. In 2012, cash used was primarily related to net purchases of fixed maturities as we invested cash from Chaucer and net investments in equity securities.

Net cash provided by financing activities was $66.9 million during the first three months of 2013, as compared to net cash used in financing activities of $13.8 million during the first three months of 2012. During 2013, cash provided by financing activities primarily resulted from the issuance, on March 20, 2013, of $175.0 million of unsecured subordinated debentures. Cash received from the issuance of debt was partially offset by the repayment of advances, repurchases of common stock and the payment of dividends to shareholders. During 2012, cash used in financing primarily resulted from the payment of dividends to shareholders and decreases in collateral held for the securities lending program, partially offset by the proceeds from the FHLBB debt borrowings.

Dividends to common shareholders are subject to quarterly board approval and declaration. During the first three months of 2013, as declared by the Board, we paid a quarterly dividend of $0.33 per share to our shareholders totaling $14.8 million. We believe that our holding company assets are sufficient to provide for future shareholder dividends should the Board of Directors declare them.

We expect to continue to generate sufficient positive operating cash to meet all short-term and long-term cash requirements relating to current operations, including the funding of our qualified defined benefit pension plan and the Chaucer pension plan. Based upon the current estimate of liabilities and certain assumptions regarding investment returns and other factors, our qualified defined benefit pension plan and Chaucer pension plan are underfunded by approximately $15 million and $25 million, respectively, as of March 31, 2013. The ultimate payment amounts for both the defined benefit plan and the Chaucer pension plan are based on several assumptions, including but not limited to, the rate of return on plan assets, the discount rate for benefit obligations, mortality experience, interest crediting rates and the ultimate valuation and determination of benefit obligations. Since differences between actual plan experience and our assumptions are almost certain, changes both positive and negative to our funded status and ultimately our obligations in future periods are likely.

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

Since October 2007 and through March 2013, our Board of Directors has authorized aggregate repurchases of our common stock of up to $500 million. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. During the first three months of 2013, we repurchased 0.5 million shares of our common stock through a privately negotiated transaction and open market purchases at a cost of $25.2 million. Total repurchases under this program as of March 31, 2013 were 9.6 million shares at a cost of $410.0 million. During April 2013, we repurchased an additional 0.4 million shares of our common stock through open market purchases at a cost of $18.5 million. Additionally, from time to time, we may also repurchase our debt.

In January 2013, we repaid $46.3 million of our FHLBB advances plus prepayment fees of $7.8 million for a total payment of $54.1 million. Additional information related to these borrowings is provided in Note 4 – “Debt” in the Notes to Interim Consolidated Financial Statements.

On March 20, 2013, the Company issued $175 million aggregate principal amount of subordinated unsecured debentures due March 30, 2053. These debentures pay interest quarterly. We may redeem these debentures in whole at any time, or in part from time to time, on or after March 30, 2018, at a redemption price equal to their principal amount plus accrued and unpaid interest. If the debentures are not redeemed in whole, at least $25.0 million aggregate principal amount of the debentures must remain outstanding. In addition, in certain circumstances, we may redeem the debentures in whole, but not in part, prior to March 30, 2018.

We have a $200.0 million committed syndicated credit agreement which expires in August 2015, with an option to increase the facility to $250.0 million assuming no default and satisfaction of certain other conditions. The agreement also includes a $50 million sub-facility for standby letters of credit that can be used for general corporate purposes. Borrowings, if any, under this agreement are unsecured and incur interest at a rate per annum equal to, at our option, a designated base rate or the three – month LIBOR plus applicable margin. The agreement provides covenants, including but not limited to, maintaining at least a certain level of consolidated equity, maximum consolidated leverage ratios, and an RBC ratio at our primary U.S. domiciled property and casualty companies. We had no borrowings under this agreement in 2012 and 2013.

We have a Standby Letter of Credit Facility Agreement (the “Facility Agreement”) not to exceed $180.0 million outstanding at any one time, with the option to increase the amount available for issuances of letters of credit to $270.0 million in the aggregate on one occasion only during the term of the Facility Agreement (subject to the consent of all lenders and assuming no default and satisfaction of other specified conditions). The agreement provides certain covenants including, but not limited to, the syndicates’ financial condition. The Facility Agreement is used to provide regulatory capital supporting Chaucer’s underwriting through two managed syndicates. The Facility Agreement expires on December 31, 2016. A letter of credit commission fee on outstanding letters of credit is payable quarterly, and ranges from 1.50% to 2.125% per annum, depending on our credit ratings for portions that are not cash collateralized, and 0.30% per annum for portions that are cash collateralized. We may, from time to time, collateralize a portion of the outstanding letter of credit. In addition to the commission fee on the uncollateralized outstanding letter of credit, a commitment fee in respect of the unutilized commitments under the Facility Agreement is payable quarterly, and ranges from 0.60% to 0.85% per annum, depending on our credit ratings. Chaucer is also required to pay customary agency fees.

Simultaneous with the Facility Agreement, we entered into a Guaranty Agreement (the “Guaranty Agreement”) with Lloyds TSB Bank plc, as Facility Agent and Security Agent, pursuant to which, we unconditionally guarantee the obligations of Chaucer under the Facility Agreement. The Guaranty Agreement contains certain financial covenants that require us to maintain a minimum net worth, a minimum risk-based capital ratio at our primary U.S. domiciled property and casualty companies and a maximum leverage ratio, and certain negative covenants that limit our ability, among other things, to incur or assume certain debt, grant liens on our property, merge or consolidate, dispose of assets, materially change the nature or conduct of our business and make restricted payments (except, in each case, as provided by certain exceptions). The Guaranty Agreement also contains certain customary representations and warranties.

At March 31, 2013, we were in compliance with the covenants of the aforementioned debt agreements.

Off-Balance Sheet Arrangements

We currently do not have any material off-balance sheet arrangements that are reasonably likely to have an effect on our financial position, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contingencies and Regulatory Matters

Information regarding contingencies and regulatory matters appears in Part I – Note 12 “Commitments and Contingencies” in the Notes to Interim Consolidated Financial Statements.

Risks and Forward-Looking Statements

Information regarding risk factors and forward-looking information appears in Part II – Item 1A of this Quarterly Report on Form 10-Q and in Part I – Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. This Management’s Discussion and Analysis should be read and interpreted in light of such factors.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Our market risks, the ways we manage them, and sensitivity to changes in interest rates, equity price risk, and foreign currency exchange risk are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2012, included in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes in the first three months of 2013 to these risks or our management of them.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the internal control over financial reporting, as required by Rule 13a-15(d) of the Exchange Act, to determine whether any changes occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there were no such changes during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Reference is made to the litigation matter captioned “Durand Litigation” under “Commitments and Contingencies – Legal Proceedings” in Note 12 in the Notes to Interim Consolidated Financial Statements.

ITEM 1A – RISK FACTORS

This document contains, and management may make, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, may be forward-looking statements. When used in our Management’s Discussion and Analysis, the words: “believes”, “anticipates”, “expects”, “projections”, “outlook”, “should”, “could”, “plan”, “guidance”, “likely”, “on track to”, “targeted” and similar expressions are intended to identify forward-looking statements. We wish to caution readers that accuracy with respect to forward-looking projections is difficult and risks and uncertainties, in some cases, have affected and in the future could affect our actual results and could cause our actual results for the remainder of 2013 and beyond to differ materially from historical results and from those expressed in any of our forward-looking statements. We operate in a business environment that is continually changing, and as such, new risk factors may emerge over time. Additionally, our business is conducted in competitive markets and therefore involves a higher degree of risk. We cannot predict these new risk factors nor can we assess the impact, if any, that they may have on our business in the future. Some of the factors that could cause actual results to differ include, but are not limited to, the following:

•	changes in the demand for our products;

•	risks and uncertainties with respect to our ability to retain profitable policies in force and attract profitable policies and to increase rates in excess of loss trends;

•

changes in our estimates of loss and loss adjustment expense reserves and accident year “picks”, resulting in lower current year underwriting income or adverse loss development such as we have recently experienced in our Commercial and Personal Lines segments;

•	changes in frequency and loss trends;

•	changes in regulation, economic, market and political conditions, particularly with respect to regions where we have geographical concentrations;

•	volatile and unpredictable developments, including severe weather and other natural physical events, catastrophes and terrorist actions;

•	changes in weather patterns, whether as a result of global climate change, or otherwise, causing a higher level of losses from weather events to persist;

•	the availability of sufficient information to accurately estimate a loss at a point in time;

•	risks and uncertainties with respect to our ability to collect all amounts due from reinsurers and to maintain current levels of reinsurance in the future at commercially reasonable rates, or at all;

•

heightened volatility, fluctuations in interest rates (which have a significant impact on the market value of our investment portfolio and thus our book value), inflationary pressures, default rates and other factors that affect investment returns from our investment portfolio;

•	fluctuations in currencies which affect the values of financial information converted from an originating currency to our reporting currency;

•	risks and uncertainties associated with our participation in shared market mechanisms, mandatory reinsurance programs and mandatory and voluntary pooling arrangements;

•	an increase in mandatory assessments by state guaranty funds or by Lloyd’s Central Fund;

•	actions by our competitors, many of which are larger or have greater financial resources than we do;

•	loss or retirement of key employees;

•

operating difficulties and other unintended consequences from acquisitions and integration of acquired businesses, the introduction of new products and related technology changes and new operating models;

•	changes in our claims-paying and financial strength ratings;

•	negative changes in our level of statutory surplus;

•	risks and uncertainties with respect to our growth strategies;

•	our ability to declare and pay dividends;

•	changes in accounting principles and related financial reporting requirements;

•	errors or omissions in connection with the administration of any of our products;

•	risks and uncertainties with technology, data security and/or outsourcing relationships that may negatively impact our ability to conduct business;

•	an inability to be compliant with new regulations such as Solvency II or existing regulation such as Sarbanes-Oxley;

•	unfavorable judicial or legislative developments; and

•	other factors described in such forward-looking statements.

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

For a more detailed discussion of our risks and uncertainties, see also Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Shares purchased in the first quarter of 2013 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (in millions)
January 1 - 31, 2013(2)	3,617	$39.29	—	$115
February 1 - 28, 2013(2)	75,640	42.48	—	115
March 1 - 31, 2013(3)	562,055	46.28	544,255	90

Total	641,312	$45.79	544,255	$90

(1)	Since the announcement of our share repurchase program on October 29, 2007, the Board has authorized us to repurchase up to $500 million in shares of our common stock using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions.
(2)	The total number of shares purchased reflects shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards.
(3)	Includes 17,800 shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards.

ITEM 6 – EXHIBITS

EX – 4.1	Indenture, dated as of March 20, 2013, by and between the Registrant and U.S. Bank National Association previously filed as Exhibit 4.1 to the Registrant’s Registration Statement No: 333-187373 on Form S-3 as filed with the Commission on March 20, 2013 and incorporated herein by reference.

EX – 4.2	First Supplemental Indenture dated as of March 27, 2013, between U.S. Bank National Association, as trustee, supplementing the Indenture dated as of March 20, 2013 previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 27, 2013 and incorporated herein by reference.

EX – 4.3	Form of Security Certificate representing the 6.35% Subordinated Debentures due 2053 previously filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 27, 2013 and incorporated herein by reference.

EX – 10.1	Description of 2012 Named Executive Officer Short-Term Incentive Compensation Program Awards, 2013 Named Executive Officer Short-Term Incentive Compensation Programs and 2013 Named Executive Officer Long-Term Incentive Compensation Programs previously filed as Item 5.02 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 1, 2013 and incorporated herein by reference

EX – 31.1	Certification of the Chief Executive Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX – 31.2	Certification of the Chief Financial Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX – 32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

EX – 32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

EX – 101	The following materials from The Hanover Insurance Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Income for the three months ended March 31, 2013 and 2012; (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012; (iii) Consolidated Balance Sheets at March 31, 2013 and December 31, 2012; (iv) Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (vi) related notes to these financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hanover Insurance Group, Inc
Registrant

May 1, 2013	/s/ Frederick H. Eppinger, Jr.
Date	Frederick H. Eppinger, Jr.
President, Chief Executive Officer and Director

May 1, 2013	/s/ David B. Greenfield
Date	David B. Greenfield
Executive Vice President, Chief Financial Officer and Principal Accounting Officer