Form 10-Q
period 2013-06-30
HANOVER INSURANCE GROUP, INC.
filed 2013-08-01
CIK 944695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares outstanding of the registrant’s common stock was 43,800,094 as of July 29, 2013.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2013	2012	2013	2012
Revenues
Premiums	$1,090.8	$1,050.0	$2,185.1	$2,085.6
Net investment income	67.9	68.5	135.2	137.3
Net realized investment gains (losses):
Net realized gains from sales and other	14.8	(1.8)	23.4	3.2
Net other–than–temporary impairment losses on investments recognized in earnings	(1.1)	(1.6)	(1.6)	(3.5)

Total net realized investment gains (losses)	13.7	(3.4)	21.8	(0.3)

Fees and other income	10.2	12.1	20.8	26.4

Total revenues	1,182.6	1,127.2	2,362.9	2,249.0

Losses and expenses
Losses and loss adjustment expenses	692.1	732.1	1,375.5	1,393.5
Amortization of deferred acquisition costs	232.7	233.1	475.2	461.2
Interest expense	17.4	15.9	32.1	32.1
Other operating expenses	174.5	135.0	325.3	280.3

Total losses and expenses	1,116.7	1,116.1	2,208.1	2,167.1

Income before income taxes	65.9	11.1	154.8	81.9

Income tax expense (benefit):
Current	(0.5)	(10.9)	3.5	28.1
Deferred	13.3	12.2	31.8	(6.7)

Total income tax expense	12.8	1.3	35.3	21.4

Income from continuing operations	53.1	9.8	119.5	60.5
Net gain from other discontinued operations (net of tax benefit (expense) of $(0.1) and $0.3 for the three months ended June 30, 2013 and June 30, 2012 and $0.4 for the six months ended June 30, 2012)	0.3	11.0	0.1	10.0

Net income	$53.4	$20.8	$119.6	$70.5

Earnings per common share:
Basic:
Income from continuing operations	$1.21	$0.22	$2.70	$1.35
Net gain from discontinued operations	—	0.24	—	0.22

Net income per share	$1.21	$0.46	$2.70	$1.57

Weighted average shares outstanding	44.0	44.9	44.3	44.9

Diluted:
Income from continuing operations	$1.19	$0.22	$2.65	$1.33
Net gain from discontinued operations	—	0.24	0.01	0.22

Net income per share	$1.19	$0.46	$2.66	$1.55

Weighted average shares outstanding	44.8	45.4	45.0	45.4

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
Net income	$53.4	$20.8	$119.6	$70.5
Other comprehensive income (loss), net of tax:
Available-for-sale securities and derivative instruments:
Net appreciation (depreciation) during the period	(138.2)	43.2	(132.7)	84.1
Portion of other-than-temporary impairment losses transferred from other comprehensive income	0.8	1.7	0.7	4.7

Total available-for-sale securities and derivative instruments	(137.4)	44.9	(132.0)	88.8

Pension and postretirement benefits:
Amortization recognized as net periodic benefit and postretirement cost	4.1	1.5	6.0	3.0

Cumulative foreign currency translation adjustment:
Amount recognized as cumulative foreign currency translation during the period	(0.1)	(8.4)	(10.1)	0.9

Total other comprehensive income (loss), net of tax	(133.4)	38.0	(136.1)	92.7

Comprehensive income (losses)	$(80.0)	$58.8	$(16.5)	$163.2

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except share data)	June 30, 2013	December 31, 2012
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $6,218.1 and $6,529.5)	$6,441.6	$6,952.2
Equity securities, at fair value (cost of $437.5 and $299.0)	469.7	315.8
Other investments	195.5	210.3

Total investments	7,106.8	7,478.3

Cash and cash equivalents	690.4	564.8
Accrued investment income	67.7	69.0
Premiums and accounts receivable, net	1,404.5	1,308.8
Reinsurance recoverable on paid and unpaid losses and unearned premiums	2,400.2	2,479.7
Deferred acquisition costs	509.8	489.5
Deferred income taxes	288.4	267.6
Goodwill	184.4	184.9
Other assets	535.7	511.8
Assets of discontinued operations	118.5	130.5

Total assets	$13,306.4	$13,484.9

Liabilities
Loss and loss adjustment expense reserves	$6,063.6	$6,197.0
Unearned premiums	2,608.0	2,474.8
Expenses and taxes payable	632.1	775.8
Reinsurance premiums payable	446.3	466.2
Debt	938.6	849.4
Liabilities of discontinued operations	122.1	126.3

Total liabilities	10,810.7	10,889.5

Commitments and contingencies
Shareholders’ Equity
Preferred stock, par value $0.01 per share; 20.0 million shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 300.0 million shares authorized; 60.5 million shares issued	0.6	0.6
Additional paid-in capital	1,793.1	1,787.1
Accumulated other comprehensive income	189.7	325.8
Retained earnings	1,282.4	1,211.6
Treasury stock at cost (17.0 and 16.2 million shares)	(770.1)	(729.7)

Total shareholders’ equity	2,495.7	2,595.4

Total liabilities and shareholders’ equity	$13,306.4	$13,484.9

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Six Months Ended June 30,
(In millions)	2013	2012
Preferred Stock
Balance at beginning and end of period	$—	$—

Common Stock
Balance at beginning and end of period	0.6	0.6

Additional Paid-in Capital
Balance at beginning of period	1,787.1	1,784.8
Employee and director stock-based awards and other	6.0	(2.6)

Balance at end of period	1,793.1	1,782.2

Accumulated Other Comprehensive Income (Loss), net of tax
Net Unrealized Appreciation (Depreciation) on Investments and Derivative Instruments:
Balance at beginning of period	426.0	308.7
Net appreciation during the period:
Net appreciation (depreciation) on available-for-sale securities and derivative instruments	(132.0)	88.8

Balance at end of period	294.0	397.5

Defined Benefit Pension and Postretirement Plans:
Balance at beginning of period	(96.6)	(86.8)
Net amount recognized as net periodic benefit cost	6.0	3.0

Balance at end of period	(90.6)	(83.8)

Cumulative Foreign Currency Translation Adjustment:
Balance at beginning of period	(3.6)	(11.5)
Amount recognized as cumulative foreign currency translation during the period	(10.1)	0.9

Balance at end of period	(13.7)	(10.6)

Total accumulated other comprehensive income	189.7	303.1

Retained Earnings
Balance at beginning of period	1,211.6	1,211.3
Net income	119.6	70.5
Dividends to shareholders	(29.3)	(27.0)
Stock-based compensation	(19.5)	0.6

Balance at end of period	1,282.4	1,255.4

Treasury Stock
Balance at beginning of period	(729.7)	(723.1)
Shares purchased at cost	(72.3)	(10.0)
Net shares reissued at cost under employee stock-based compensation plans	31.9	9.3

Balance at end of period	(770.1)	(723.8)

Total shareholders’ equity	$2,495.7	$2,617.5

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(In millions)	2013	2012
Cash Flows From Operating Activities
Net income	$119.6	$70.5
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on repurchase of debt	11.3	—
Net realized investment gains (losses)	(21.8)	1.2
Net amortization and depreciation	17.4	17.6
Gain on sale of Citizens Management, Inc.	—	(10.9)
Stock-based compensation expense	5.7	6.3
Amortization of defined benefit plan costs	9.2	4.6
Deferred income taxes expense (benefit)	31.8	(7.1)
Change in deferred acquisition costs	(20.2)	(37.3)
Change in premiums receivable, net of reinsurance premiums payable	(115.7)	(91.3)
Change in loss, loss adjustment expense and unearned premium reserves	80.8	327.6
Change in reinsurance recoverable	45.3	(171.0)
Change in expenses and taxes payable	(111.4)	(45.9)
Other, net	(18.7)	(5.0)

Net cash provided by operating activities	33.3	59.3

Cash Flows From Investing Activities
Proceeds from disposals and maturities of fixed maturities	869.5	976.1
Proceeds from disposals of equity securities and other investments	85.1	7.0
Purchase of fixed maturities	(603.8)	(1,154.4)
Purchase of equity securities and other investments	(206.9)	(148.8)
Proceeds from disposal of Citizens Management, Inc., net of cash transferred	—	5.2
Capital expenditures	(10.7)	(6.7)
Net payments related to derivative agreements	—	(4.4)

Net cash provided by (used in) investing activities	133.2	(326.0)

Cash Flows From Financing Activities
Proceeds from exercise of employee stock options	15.1	1.3
Proceeds from debt borrowings, net	169.5	7.4
Decrease in cash collateral related to securities lending program	(17.7)	(11.6)
Dividends paid to shareholders	(29.3)	(27.0)
Repurchases of debt	(96.8)	(0.8)
Repurchases of common stock	(72.3)	(10.0)
Other financing activities	(3.3)	(0.3)

Net cash used in financing activities	(34.8)	(41.0)

Effect of exchange rate changes on cash	(6.2)	8.0

Net change in cash and cash equivalents	125.5	(299.7)
Net change in cash related to discontinued operations	0.1	0.1
Cash and cash equivalents, beginning of period	564.8	820.4

Cash and cash equivalents, end of period	$690.4	$520.8

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

The interim consolidated financial statements of THG include the accounts of The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America, THG’s principal U.S. domiciled property and casualty companies; Chaucer Holdings plc (“Chaucer”), a specialist insurance underwriting group which operates through the Society and Corporation of Lloyd’s (“Lloyd’s”) and certain other insurance and non-insurance subsidiaries. These legal entities conduct their operations through several business segments discussed in Note 9 – “Segment Information”. Additionally, the interim consolidated financial statements include the Company’s discontinued operations, consisting primarily of the Company’s former life insurance businesses, its accident and health business and prior to April 30, 2012, its third party administrator. All intercompany accounts and transactions have been eliminated.

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

In the opinion of the Company’s management, the accompanying interim consolidated financial statements reflect all adjustments, consisting of normal recurring items, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 26, 2013.

2. New Accounting Pronouncements

Recently Implemented Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Update No. 2013-02 (Topic 220) Comprehensive Income Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) either on the face of the Statement of Income or in the Notes to the Consolidated Financial Statements. Significant amounts reclassified out of AOCI should be provided by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified in its entirety to net income in the same reporting period. For amounts not required to be reclassified in their entirety to net income, a cross-reference to other disclosures provided for in accordance with U.S. GAAP is required. This guidance was applicable for reporting periods beginning after December 15, 2012. The Company implemented the guidance effective January 1, 2013. The effect of implementing the guidance relates to financial statement presentation and disclosures. (See disclosures in Note 8 – Other Comprehensive Income.)

In July 2012, the FASB issued ASC Update No. 2012-02 (Topic 350) Testing Indefinite – Lived Intangible Assets for Impairment. This ASC update allows an entity to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite – lived intangible asset is impaired. This assessment should be used as a basis for determining whether it is necessary to perform the quantitative impairment test. An entity would not be required to calculate the fair value of the intangible asset and perform the quantitative test unless the entity determines, based upon its qualitative assessment, that it is more likely than not that its fair value is less than its carrying value. The update further improves previous guidance by expanding upon the examples of events and circumstances that an entity should consider in determining whether it is more likely than not that the fair value of an indefinite – lived intangible asset is less than its carrying amount. The update also allows an entity the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. This ASC update was effective for annual and interim periods beginning after September 15, 2012, with early adoption permitted. The Company implemented this guidance effective October 1, 2012. The effect of implementing this guidance was not material to the Company’s financial position or results of operations.

Recently Issued Standards

In July 2013, the FASB issued ASC Update No. 2013-11 (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). This ASC update clarifies the applicable guidance for the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward as long as it is available, at the reporting date under the tax law of the applicable jurisdiction, to settle any additional income taxes that would result from the disallowance of a tax position (with certain exceptions). The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. This ASC update is effective for annual and interim periods beginning after December 15, 2013, with early adoption permitted, and is to be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company does not expect the adoption of ASC Update 2013-11 to have a material impact on its financial position or results of operations.

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

3. Income Taxes

Income tax expense for the six months ended June 30, 2013 and 2012 has been computed using estimated annual effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect current estimates of the annual effective tax rates.

For the six months ended June 30, 2013, the tax provision is comprised of a $17.6 million U.S. federal income tax expense and $17.7 million foreign income tax expense. For the six months ended June 30, 2012, the tax provision was comprised of a $4.0 million U.S. federal income tax expense and $17.4 million in foreign income tax expense.

Although most of the Company’s non – U.S. income is subject to U.S. federal income tax, certain of its non – U.S. income is not subject to U.S. federal income tax until repatriated. Foreign taxes on this non – U.S. income are accrued at the local foreign tax rate, as opposed to the higher U.S. statutory rate, since these earnings currently are expected to be indefinitely reinvested overseas. This assumption could change, as a result of a sale of the subsidiaries, the receipt of dividends from the subsidiaries, a change in management’s intentions, or as a result of various other events. The Company has not made a provision for U.S. taxes on $10.3 million of non-U.S. income for the six months ended June 30, 2013. All of the Company’s non-U.S. income was subject to U.S. taxes during the same period in 2012.

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

4. Debt

Debt consists of the following:

(in millions)	June 30, 2013	December 31, 2012
Senior debentures maturing June 15, 2021	$300.0	$300.0
Senior debentures maturing March 1, 2020	200.0	200.0
Senior debentures maturing October 15, 2025	81.2	120.9
Subordinated debentures maturing March 30, 2053	175.0	—
Subordinated debentures maturing February 3, 2027	59.7	59.7
FHLBB borrowings (secured)	125.0	171.3

Total principal debt	$940.9	$851.9
Unamortized debt discount	(2.3)	(2.5)

Total	$938.6	$849.4

During the second quarter of 2013, the Company repurchased senior debentures maturing October 15, 2025, with a carrying value of $39.2 million at a cost of $50.5 million, resulting in a loss of $11.3 million.

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

In 2009, Hanover Insurance received a $125.0 million Federal Home Loan Bank of Boston (“FHLBB”) advance through its membership in the FHLBB. This collateralized advance bears interest at a fixed rate of 5.50% per annum over a twenty-year term. In July 2010, Hanover Insurance committed to an additional $46.3 million of FHLBB advances. These advances were drawn in several increments from July 2010 to January 2012 and carried fixed interest rates with a weighted average of 3.88%. In January 2013, Hanover Insurance repaid the $46.3 million of FHLBB advances plus prepayment fees of $7.8 million for a total payment of $54.1 million. These advances would have matured on July 30, 2020.

As collateral to FHLBB, Hanover Insurance pledged government agency securities with a fair value of $145.8 million and $200.8 million, for the aggregate borrowings of $125.0 million and $171.3 million as of June 30, 2013 and December 31, 2012, respectively. The amount of required collateral decreased in conjunction with the repayment of the $46.3 million of FHLBB advances. The fair value of the collateral pledged must be maintained at certain specified levels of the borrowed amount, which can vary depending on the type of assets pledged. If the fair value of this collateral declines below these specified levels, Hanover Insurance would be required to pledge additional collateral or repay outstanding borrowings. Hanover Insurance is permitted to voluntarily repay the outstanding borrowings at any time, subject to a repayment fee. As a requirement of membership in the FHLBB, Hanover Insurance maintains a certain level of investment in FHLBB stock. Total holdings of FHLBB stock were $9.3 million and $9.7 million at June 30, 2013 and December 31, 2012, respectively.

At June 30, 2013, the Company was in compliance with the covenants associated with all of its debt indentures and credit arrangements.

5. Investments

A. Fixed maturities and equity securities

The amortized cost and fair value of available-for-sale fixed maturities and the cost and fair value of equity securities were as follows:

	June 30, 2013
(in millions)	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI Unrealized Losses
Fixed maturities:
U.S. Treasury and government agencies	$339.0	$4.9	$8.4	$335.5	$—
Foreign government	281.8	3.0	0.7	284.1	—
Municipal	1,043.8	55.8	10.5	1,089.1	—
Corporate	3,356.6	186.3	32.2	3,510.7	8.1
Residential mortgage-backed	687.5	25.1	7.5	705.1	1.7
Commercial mortgage-backed	336.0	11.1	5.5	341.6	—
Asset-backed	173.4	2.5	0.4	175.5	—

Total fixed maturities	$6,218.1	$288.7	$65.2	$6,441.6	$9.8

Equity securities	$437.5	$39.8	$7.6	$469.7	$—

	December 31, 2012
(in millions)	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI Unrealized Losses
Fixed maturities:
U.S. Treasury and government agencies	$317.2	$8.8	$0.4	$325.6	$—
Foreign government	348.5	4.6	0.2	352.9	—
Municipal	1,010.2	87.2	1.1	1,096.3	—
Corporate	3,512.8	275.4	14.8	3,773.4	9.3
Residential mortgage-backed	769.0	39.4	3.2	805.2	1.7
Commercial mortgage-backed	373.3	23.2	0.3	396.2	—
Asset-backed	198.5	4.1	—	202.6	—

Total fixed maturities	$6,529.5	$442.7	$20.0	$6,952.2	$11.0

Equity securities	$299.0	$21.6	$4.8	$315.8	$—

Other-than-temporary impairments (“OTTI”) unrealized losses in the tables above represent OTTI recognized in accumulated other comprehensive income. This amount excludes net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date of $16.7 million and $20.5 million as of June 30, 2013 and December 31, 2012, respectively.

The amortized cost and fair value by maturity periods for fixed maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or the Company may have the right to put or sell the obligations back to the issuers.

(in millions)	June 30, 2013
	Amortized Cost	Fair Value
Due in one year or less	$432.9	$440.0
Due after one year through five years	2,133.2	2,233.7
Due after five years through ten years	1,761.5	1,828.2
Due after ten years	693.6	717.5

	5,021.2	5,219.4
Mortgage-backed and asset-backed securities	1,196.9	1,222.2

Total fixed maturities	$6,218.1	$6,441.6

B. Securities in an unrealized loss position

The following tables provide information about the Company’s fixed maturities and equity securities that were in an unrealized loss position at June 30, 2013 and December 31, 2012.

	June 30, 2013
	12 months or less		Greater than 12 months		Total
(in millions)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Fixed maturities:
Investment grade:
U.S. Treasury and government agencies	$8.3	$191.4	$0.1	$6.4	$8.4	$197.8
Foreign governments	0.7	94.0	—	0.3	0.7	94.3
Municipal	9.4	244.3	1.0	17.1	10.4	261.4
Corporate	19.6	537.7	6.9	32.2	26.5	569.9
Residential mortgage-backed	5.5	205.8	1.5	7.4	7.0	213.2
Commercial mortgage-backed	5.5	119.2	—	—	5.5	119.2
Asset-backed	0.4	55.4	—	0.2	0.4	55.6

Total investment grade	49.4	1,447.8	9.5	63.6	58.9	1,511.4

Below investment grade:
Municipal	—	—	0.1	1.9	0.1	1.9
Corporate	3.5	86.0	2.2	25.4	5.7	111.4
Residential mortgage-backed	0.1	2.7	0.4	1.7	0.5	4.4

Total below investment grade	3.6	88.7	2.7	29.0	6.3	117.7

Total fixed maturities	53.0	1,536.5	12.2	92.6	65.2	1,629.1

Equity securities	6.4	87.4	1.2	3.5	7.6	90.9

Total	$59.4	$1,623.9	$13.4	$96.1	$72.8	$1,720.0

	December 31, 2012
	12 months or less		Greater than 12 months		Total
(in millions)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Fixed maturities:
Investment grade:
U.S. Treasury and government agencies	$0.2	$89.5	$0.2	$8.5	$0.4	$98.0
Foreign governments	0.2	81.2	—	0.4	0.2	81.6
Municipal	0.5	61.9	0.6	24.0	1.1	85.9
Corporate	1.8	224.8	6.6	59.0	8.4	283.8
Residential mortgage-backed	0.5	47.3	2.0	9.4	2.5	56.7
Commercial mortgage-backed	0.2	29.9	0.1	4.9	0.3	34.8
Asset-backed	—	11.4	—	0.3	—	11.7

Total investment grade	3.4	546.0	9.5	106.5	12.9	652.5

Below investment grade:
Municipal	—	—	—	2.0	—	2.0
Corporate	1.1	26.6	5.3	50.6	6.4	77.2
Residential mortgage-backed	0.1	1.6	0.6	2.5	0.7	4.1

Total below investment grade	1.2	28.2	5.9	55.1	7.1	83.3

Total fixed maturities	4.6	574.2	15.4	161.6	20.0	735.8

Equity securities	4.8	74.4	—	—	4.8	74.4

Total	$9.4	$648.6	$15.4	$161.6	$24.8	$810.2

The Company views gross unrealized losses on fixed maturities and equity securities as being temporary since it is its assessment that these securities will recover in the near term, allowing the Company to realize the anticipated long-term economic value. The Company employs a systematic methodology to evaluate declines in fair value below amortized cost for fixed maturity securities or cost for equity securities. In determining OTTI of fixed maturity and equity securities, the Company evaluates several factors and circumstances, including the issuer’s overall financial condition; the issuer’s credit and financial strength ratings; the issuer’s financial performance, including earnings trends, dividend payments and asset quality; any specific events which may influence the operations of the issuer; the general outlook for market conditions in the industry or geographic region in which the issuer operates; and the length of time and the degree to which the fair value of an issuer’s securities remains below the Company’s cost. With respect to fixed maturity investments, the Company considers any factors that might raise doubt about the issuer’s ability to make contractual payments as they come due and whether the Company expects to recover the entire amortized cost basis of the security. With respect to equity securities, the Company considers its ability and intent to hold the investment for a period of time to allow for a recovery in value.

C. Proceeds from sales

The proceeds from sales of available-for-sale securities and gross realized gains and losses on those sales, were as follows:

	Three Months Ended June 30,
	2013			2012
(in millions)	Proceeds from Sales	Gross Gains	Gross Losses	Proceeds from Sales	Gross Gains	Gross Losses
Fixed maturities	$148.5	$3.0	$0.4	$128.8	$1.9	$0.5
Equity securities	$44.4	$10.4	$0.3	$2.8	$0.5	$—

	Six Months Ended June 30,
	2013			2012
(in millions)	Proceeds from Sales	Gross Gains	Gross Losses	Proceeds from Sales	Gross Gains	Gross Losses
Fixed maturities	$285.7	$4.6	$1.0	$408.0	$6.6	$1.6
Equity securities	$78.9	$17.0	$0.3	$3.5	$0.5	$0.2

D. Other-than-temporary impairments

For the three months ended June 30, 2013, total OTTI of fixed maturities and equity securities were $1.3 million. Of this amount, $1.1 million was recognized in earnings and the remaining $0.2 million was recorded as unrealized losses in accumulated other comprehensive income. For the first six months of 2013, total OTTI of fixed maturities and equity securities were $2.0 million. Of this amount, $1.6 million was recognized in earnings and the remaining $0.4 million was recorded as unrealized losses in accumulated other comprehensive income.

For the three months ended June 30, 2012, total OTTI of fixed maturities and equity securities were $2.2 million. Of this amount, $1.6 million was recognized in earnings and the remaining $0.6 million was recorded as unrealized losses in accumulated other comprehensive income. For the first six months of 2012, total OTTI of fixed maturities and equity securities were $3.8 million. Of this amount, $3.5 million was recognized in earnings and the remaining $0.3 million was recorded as unrealized losses in accumulated other comprehensive income.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Credit losses at beginning of period	$8.6	$13.5	$8.6	$14.5
Credit losses for which an OTTI was not previously recognized	0.1	0.3	0.3	0.4
Additional credit losses on securities for which an OTTI was previously recognized	—	0.3	0.2	0.6
Reductions for securities sold, matured or called	(1.4)	(0.3)	(1.8)	(1.7)

Credit losses at the end of period	$7.3	$13.8	$7.3	$13.8

E. Funds at Lloyd’s

In accordance with Lloyd’s operating guidelines, the Company deposits funds at Lloyd’s to support underwriting operations. These funds are available only to fund claim obligations. These assets consisted of approximately $328 million of fixed maturities and $49 million of cash and cash equivalents as of June 30, 2013. The Company also deposits funds with various state and governmental authorities in the U.S. For a discussion of the Company’s deposits with state and governmental authorities, see also Note 3 – “Investments” of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

The estimated fair value of the financial instruments were as follows:

(in millions)	June 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and cash equivalents	$690.4	$690.4	$564.8	$564.8
Fixed maturities	6,441.6	6,441.6	6,952.2	6,952.2
Equity securities	469.7	469.7	315.8	315.8
Other investments	174.3	174.6	188.9	189.4

Total financial assets	$7,776.0	$7,776.3	$8,021.7	$8,022.2

Financial Liabilities
Debt	$938.6	$1,035.3	$849.4	$995.2

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

The following tables provide, for each hierarchy level, the Company’s assets that are measured at fair value on a recurring basis.

	June 30, 2013
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$335.5	$155.4	$180.1	$—
Foreign government	284.1	45.8	238.3	—
Municipal	1,089.1	—	1,061.2	27.9
Corporate	3,510.7	—	3,491.2	19.5
Residential mortgage-backed, U.S. agency backed	527.9	—	527.9	—
Residential mortgage-backed, non-agency	177.2	—	176.6	0.6
Commercial mortgage-backed	341.6	—	318.0	23.6
Asset-backed	175.5	—	175.5	—

Total fixed maturities	6,441.6	201.2	6,168.8	71.6
Equity securities	460.4	431.7	—	28.7
Other investments	161.3	—	157.7	3.6

Total investment assets at fair value	$7,063.3	$632.9	$6,326.5	$103.9

	December 31, 2012
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$325.6	$144.2	$181.4	$—
Foreign government	352.9	60.9	292.0	—
Municipal	1,096.3	—	1,076.9	19.4
Corporate	3,773.4	—	3,747.0	26.4
Residential mortgage-backed, U.S. agency backed	610.8	—	610.8	—
Residential mortgage-backed, non-agency	194.4	—	193.7	0.7
Commercial mortgage-backed	396.2	—	369.5	26.7
Asset-backed	202.6	—	201.1	1.5

Total fixed maturities	6,952.2	205.1	6,672.4	74.7
Equity securities	306.1	226.9	54.8	24.4
Other investments	172.8	—	169.2	3.6

Total investment assets at fair value	$7,431.1	$432.0	$6,896.4	$102.7

The following tables provide, for each hierarchy level, the Company’s estimated fair values of financial instruments that are not carried at fair value:

	June 30, 2013
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$690.4	$690.4	$—	$—
Equity securities	9.3	—	9.3	—
Other investments	13.3	—	3.7	9.6
Liabilities:
Debt	$1,035.3	$—	$1,035.3	$—

	December 31, 2012
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$564.8	$564.8	$—	$—
Equity securities	9.7	—	9.7	—
Other investments	16.6	—	4.8	11.8
Liabilities:
Debt	$995.2	$—	$995.2	$—

The tables below provide a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fixed Maturities
(in millions)	Municipal	Corporate	Residential mortgage- backed, non- agency	Commercial mortgage- backed	Asset-backed	Total	Equity and Other	Total Assets
Three Months Ended June 30, 2013
Balance April 1, 2013	$28.8	$22.8	$0.6	$24.8	$—	$77.0	$28.6	$105.6
Transfers out of Level 3	—	(2.2)	—	—	—	(2.2)	—	(2.2)
Total gains (losses):
Included in other comprehensive income-net appreciation (depreciation) on available-for-sale securities	(0.4)	(0.9)	—	(0.9)	—	(2.2)	3.7	1.5
Sales	(0.5)	(0.2)	—	(0.3)	—	(1.0)	—	(1.0)

Balance June 30, 2013	$27.9	$19.5	$0.6	$23.6	$—	$71.6	$32.3	$103.9

Three Months Ended June 30, 2012
Balance April 1, 2012	$17.0	$28.7	$0.7	$27.5	$1.3	$75.2	$25.0	$100.2
Transfers out of Level 3	—	(2.1)	—	—	(1.0)	(3.1)	—	(3.1)
Total gains (losses):
Included in earnings	—	0.2	—	—	0.1	0.3	—	0.3
Included in other comprehensive income-net appreciation (depreciation) on available-for-sale securities	0.1	(0.3)	—	0.3	—	0.1	4.2	4.3
Purchases and sales:
Purchases	—	1.5	—	—	1.0	2.5	—	2.5
Sales	(0.2)	(0.6)	(0.1)	(0.4)	(0.3)	(1.6)	—	(1.6)

Balance June 30, 2012	$16.9	$27.4	$0.6	$27.4	$1.1	$73.4	$29.2	$102.6

	Fixed Maturities
(in millions)	Municipal	Corporate	Residential mortgage- backed, non- agency	Commercial mortgage- backed	Asset-backed	Total	Equity and Other	Total Assets
Six Months Ended June 30, 2013
Balance January 1,2013	$19.4	$26.4	$0.7	$26.7	$1.5	$74.7	$28.0	$102.7
Transfers into Level 3	9.7	0.2	—	—	—	9.9	—	9.9
Transfers out of Level 3	—	(2.2)	—	—	(1.5)	(3.7)	(0.9)	(4.6)
Total gains (losses):
Included in earnings	—	0.4	—	—	—	0.4	—	0.4
Included in other comprehensive income-net appreciation (depreciation) on available-for-sale securities	(0.3)	(1.0)	—	(1.4)	—	(2.7)	5.2	2.5
Sales	(0.9)	(4.3)	(0.1)	(1.7)	—	(7.0)	—	(7.0)

Balance June 30, 2013	$27.9	$19.5	$0.6	$23.6	$—	$71.6	$32.3	$103.9

Six Months Ended June 30, 2012
Balance January 1,2012	$13.6	$23.8	$5.2	$23.7	$9.2	$75.5	$27.0	$102.5
Transfers into Level 3	—	4.3	—	—	—	4.3	0.1	4.4
Transfers out of Level 3	—	(2.1)	—	—	(8.7)	(10.8)	—	(10.8)
Total gains (losses):
Included in earnings	—	0.3	—	—	—	0.3	(0.2)	0.1
Included in other comprehensive income-net appreciation (depreciation) on available-for-sale securities	0.7	0.5	0.1	(0.7)	—	0.6	3.0	3.6
Purchases and sales:
Purchases	3.0	1.5	—	5.2	1.0	10.7	—	10.7
Sales	(0.4)	(0.9)	(4.7)	(0.8)	(0.4)	(7.2)	(0.7)	(7.9)

Balance June 30, 2012	$16.9	$27.4	$0.6	$27.4	$1.1	$73.4	$29.2	$102.6

During the three and six months ended June 30, 2013 and 2012, the Company transferred fixed maturities between Level 2 and Level 3 primarily as a result of assessing the significance of unobservable inputs on the fair value measurement. There were no transfers between Level 1 and Level 2 during the three months or the six months ended June 30, 2013 or 2012.

For the three months ended June 30, 2013, there were no gains or losses due to changes in fair value that were recorded in net income for Level 3 assets. The following table summarizes gains and losses due to changes in fair value that were recorded in net income for Level 3 assets:

Three Months Ended June 30,
2012
(in millions)	Net Realized Investment Gains
Level 3 Assets:
Fixed maturities:
Corporate	$0.2
Asset-backed	0.1

Total fixed maturities	0.3

	Six Months Ended June 30,
	2013	2012
(in millions)	Net realized investment gains	Other-than- temporary impairments	Net realized investment gains (losses)	Total
Level 3 Assets:
Fixed maturities:
Corporate	$0.4	$—	$0.3	$0.3
Asset-backed	—	(0.1)	0.1	—

Total fixed maturities	0.4	(0.1)	0.4	0.3
Equity securities	—	—	(0.2)	(0.2)

Total assets	$0.4	$(0.1)	$0.2	$0.1

There were no Level 3 liabilities held by the Company for the three and six months ended June 30, 2013 and 2012.

The following table provides quantitative information about the significant unobservable inputs used by the Company in the fair value measurements of Level 3 assets. Where discounted cash flows are used in the valuation of fixed maturities, the internally-developed discount rate is adjusted by the significant unobservable inputs shown in the table. Valuations for securities based on broker quotes for which there is a lack of transparency as to inputs used to develop the valuations have been excluded.

			June 30, 2013		December 31, 2012
(in millions)	Valuation Technique	Significant Unobservable Inputs	Fair Value	Range (Wtd Average)	Fair Value	Range (Wtd Average)
Fixed maturities:
Municipal	Discounted cash flow	Discount for:	$27.9		$19.4
		Small issue size		1.0-4.0%(2.4%)		1.0-4.0%(3.1%)
		Above-market coupon		0.3-1.0%(0.5%)		0.3-1.0%(0.5%)
		Long maturity		NA		0.5%(0.5%)
Corporate	Discounted cash flow	Discount for:	19.3		26.4
		Credit stress		1.0-2.0%(1.0%)		1.0-3.0%(1.1%)
		Above-market coupon		0.3-1.0%(0.6%)		0.3-1.0%(0.7%)
		Small issue size		0.3-2.0%(0.5%)		0.3-3.0%(0.5%)
		Long maturity		NA		0.5%(0.5%)
Residential mortgage-backed, non-agency	Discounted cash flow	Discount for:	0.6		0.7
		Small issue size		0.5%(0.5%)		0.5%(0.5%)
Commercial mortgage-backed	Discounted cash flow	Discount for:	23.6		26.7
		Credit stress		0.5%(0.5%)		1.0%(1.0%)
		Small issue size		0.5%(0.5%)		0.5%(0.5%)
		Above-market coupon		0.3-0.8%(0.4%)		0.3-0.8%(0.4%)
		Lease structure		0.3%(0.3%)		0.3%(0.3%)
		Long maturity		NA		0.5-0.8%(0.7%)
Asset backed	Discounted cash flow	Discount for:	—		1.5
		Small issue size		NA		0.7-2.0%(1.6%)
Equity securities	Market comparables	Net tangible asset market multiples	28.6	1.1X (1.1X)	24.3	0.9X (0.9X)
Other	Discounted cash flow	Discount rate	3.6	18.0%(18.0%)	3.6	18.0%(18.0%)

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

7. Pension and Other Postretirement Benefit Plans

The components of net periodic pension cost for defined benefit pension and other postretirement benefit plans included in the Company’s results of operations are as follows:

	Three Months Ended June 30,
(in millions)	2013	2012	2013	2012
	Pension Plans		Postretirement Plans
Service cost - benefits earned during the period	$0.5	$0.4	$0.1	$0.1
Interest cost	8.0	8.8	0.3	0.5
Expected return on plan assets	(8.9)	(9.7)	—	—
Recognized net actuarial loss	3.6	3.2	—	0.1
Amortization of prior service cost	—	—	(1.0)	(1.0)
Net settlement gain	—	—	(1.6)	—

Net periodic pension cost (benefit)	$3.2	$2.7	$(2.2)	$(0.3)

	Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
	Pension Plans		Postretirement Plans
Service cost - benefits earned during the period	$0.9	$0.8	$0.1	$0.1
Interest cost	15.9	17.6	0.8	1.0
Expected return on plan assets	(17.8)	(19.4)	—	—
Recognized net actuarial loss	7.3	6.4	0.1	0.1
Amortization of prior service cost	—	—	(1.9)	(1.9)
Net settlement gain	—	—	(1.6)	—

Net periodic pension cost (benefit)	$6.3	$5.4	$(2.5)	$(0.7)

In May 2013, the Company settled and defeased the life insurance portion of its postretirement benefits by decreasing the level of death benefits and concurrently guaranteeing the remaining benefits through the purchase of life insurance policies for the plan beneficiaries from an unaffiliated life insurer, resulting in a net settlement gain.

8. Other Comprehensive Income

The following table provides changes in other comprehensive income.

	Three Months Ended June 30,
	2013			2012
		Tax			Tax
		Benefit	Net of		Benefit	Net of
(in millions)	Pre-Tax	(Expense)	Tax	Pre-Tax	(Expense)	Tax
Unrealized gains (losses) on available-for-sale securities and derivative instruments:
Unrealized gains (losses) arising during period (net of pre-tax, ceded unrealized losses of $0.8 million for the three months ended June 30, 2013)	$(190.0)	$66.7	$(123.3)	$30.9	$17.2	$48.1
Less:
Amount of realized gains from sales and other	15.0	(0.2)	14.8	3.2	1.1	4.3
Portion of other-than-temporary impairment losses recognized in earnings	(1.1)	0.4	(0.7)	(1.6)	0.5	(1.1)

Net unrealized gains (losses)	(203.9)	66.5	(137.4)	29.3	15.6	44.9
Pension and postretirement benefits:
Amortization of net actuarial loss and prior service cost recognized as net periodic benefit cost	6.3	(2.2)	4.1	2.3	(0.8)	1.5
Cumulative foreign currency translation adjustment:
Foreign currency translation recognized during the period	(0.1)	—	(0.1)	(12.9)	4.5	(8.4)

Other comprehensive income (loss)	$(197.7)	$64.3	$(133.4)	$18.7	$19.3	$38.0

	Six Months Ended June 30,
	2013			2012
		Tax			Tax
		Benefit	Net of		Benefit	Net of
(in millions)	Pre-Tax	(Expense)	Tax	Pre-Tax	(Expense)	Tax
Unrealized gains (losses) on available-for-sale securities and derivative instruments:
Unrealized gains (losses) arising during period (net of pre-tax, ceded unrealized losses of $0.8 million for the six months ended June 30, 2013)	$(165.0)	$57.9	$(107.1)	$100.9	$(3.7)	$97.2
Less:
Amount of realized gains from sales and other	23.8	2.1	25.9	7.9	3.8	11.7
Portion of other-than-temporary impairment losses recognized in earnings	(1.6)	0.6	(1.0)	(4.5)	1.2	(3.3)

Net unrealized gains (losses)	(187.2)	55.2	(132.0)	97.5	(8.7)	88.8
Pension and postretirement benefits:
Amortization of net actuarial loss and prior service cost recognized as net periodic benefit cost	9.2	(3.2)	6.0	4.6	(1.6)	3.0
Cumulative foreign currency translation adjustment:
Foreign currency translation recognized during the period	(15.5)	5.4	(10.1)	1.4	(0.5)	0.9

Other comprehensive income (loss)	$(193.5)	$57.4	$(136.1)	$103.5	$(10.8)	$92.7

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2013	2012	2013	2012
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income				Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains (losses) on available-for-sale securities and derivative instruments	$15.1	$3.4	$23.8	$8.0	Net realized gains from sales and other
	(1.1)	(1.6)	(1.6)	(3.5)	Net other-than-temporary impairment losses on investments recognized in earnings
Other	(0.1)	(0.2)	—	(0.2)

	13.9	1.6	22.2	4.3	Total before tax
	0.2	1.6	2.7	5.0	Tax benefit (expense)

	14.1	3.2	24.9	9.3
	—	—	—	(0.9)	Discontinued operations, net of tax

	14.1	3.2	24.9	8.4	Net of tax

Amortization of defined benefit pension and postretirement plans	6.3	2.3	9.2	4.6	Loss adjustment expenses and other operating expenses
	(2.2)	(0.8)	(3.2)	(1.6)	Tax benefit (expense)

	4.1	1.5	6.0	3.0	Net of tax

Total reclassifications for the period	$18.2	$4.7	$30.9	$11.4	Net of tax

The amount reclassified from accumulated other comprehensive income for the pension and postretirement benefits was allocated approximately 40% to loss adjustment expenses and 60% to other operating expenses for the three and six months ended June 30, 2013 and 2012.

9. Segment Information

The Company’s primary business operations include insurance products and services provided through four operating segments. The domestic operating segments are Commercial Lines, Personal Lines and Other, and the Company’s international operating segment is Chaucer. Commercial Lines includes commercial multiple peril, commercial automobile, workers’ compensation, and other commercial coverages, such as specialty program business, inland marine, management and professional liability and surety. Personal Lines includes personal automobile, homeowners and other personal coverages. Chaucer includes marine and aviation, energy, property, U.K. motor, and casualty and other coverages (which includes international liability, specialist coverages, and syndicate participations). Included in Other are Opus Investment Management, Inc., which markets investment management services to institutions, pension funds and other organizations; earnings on holding company assets; and, a voluntary pools business which is in run-off. The separate financial information is presented consistent with the way results are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company reports interest expense related to debt separately from the earnings of its operating segments. This consists of interest on the Company’s senior debentures, subordinated debentures, collateralized borrowings with the Federal Home Loan Bank of Boston, and letter of credit facility. Management evaluates the results of the aforementioned segments based on operating income before taxes (formerly referred to as segment income) which also excludes interest expense on debt. Operating income (loss) before taxes excludes certain items which are included in net income (loss), such as net realized investment gains and losses (including gains and losses on certain derivative instruments). Such gains and losses are excluded since they are determined by interest rates, financial markets and the timing of sales. Also, operating income (loss) before taxes excludes net gains and losses on disposals of businesses, discontinued operations, costs to acquire businesses, restructuring costs, extraordinary items, the cumulative effect of accounting changes and certain other items. Although the items excluded from operating income (loss) before taxes may be important components in understanding and assessing the Company’s overall financial performance, management believes that the presentation of operating income (loss) before taxes enhances an investor’s understanding of the Company’s results of operations by highlighting net income (loss) attributable to the core operations of the business. However, operating income (loss) before taxes should not be construed as a substitute for income (loss) before income taxes and operating income (loss) should not be construed as a substitute for net income (loss).

Summarized below is financial information with respect to the Company’s business segments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2013	2012	2013	2012
Operating revenues:
Commercial Lines	$523.7	$487.3	$1,038.4	$963.0
Personal Lines	388.9	388.8	780.0	777.2
Chaucer	253.5	251.8	517.4	503.5
Other	2.8	2.7	5.3	5.6

Total	1,168.9	1,130.6	2,341.1	2,249.3
Net realized investment gains	13.7	(3.4)	21.8	(0.3)

Total revenues	$1,182.6	$1,127.2	$2,362.9	$2,249.0

Operating income (loss) before income taxes:
Commercial Lines:
GAAP underwriting loss	$(9.5)	$(44.7)	$(12.6)	$(47.2)
Net investment income	36.0	35.0	72.1	70.7
Other income (expense)	(0.3)	0.3	(0.3)	1.0

Commercial Lines operating income (loss)	26.2	(9.4)	59.2	24.5

Personal Lines:
GAAP underwriting income (loss)	(0.3)	(10.4)	9.8	(6.2)
Net investment income	19.1	21.3	38.1	42.9
Other income	1.1	1.4	2.5	3.1

Personal Lines operating income	19.9	12.3	50.4	39.8

Chaucer:
GAAP underwriting income	24.7	19.2	57.7	33.9
Net investment income	10.7	10.2	21.2	19.6
Other income (expense)	1.5	0.4	(1.1)	1.8

Chaucer operating income	36.9	29.8	77.8	55.3

Other:
GAAP underwriting loss	(1.0)	(0.8)	(2.1)	(1.2)
Net investment income	2.1	1.9	3.8	4.0
Other net expenses	(3.0)	(2.8)	(5.8)	(5.7)

Other operating loss	(1.9)	(1.7)	(4.1)	(2.9)

Operating income before interest expense and income taxes	81.1	31.0	183.3	116.7
Interest on debt	(17.4)	(15.9)	(32.1)	(32.1)

Operating income before income taxes	63.7	15.1	151.2	84.6
Non-operating income items:
Net realized investment gains (losses)	13.7	(3.4)	21.8	(0.3)
Net loss from repayment of debt	(11.3)	—	(19.1)	—
Net benefit (costs) related to acquired businesses	(0.2)	(0.9)	0.2	(2.4)
Net foreign exchange gains	—	0.3	0.7	—

Income before income taxes	$65.9	$11.1	$154.8	$81.9

The Company recognized $5.6 million in net foreign currency transaction losses in the Statement of Income during the three months ended June 30, 2013 compared to $1.1 million in net foreign currency gains during the three months ended June 30, 2012. The Company recognized $7.7 million in net foreign currency transaction losses in the Statement of Income during the six months ended June 30, 2013 compared to $4.0 million in net foreign currency gains during the six months ended June 30, 2012.

The following table provides identifiable assets for the Company’s business segments and discontinued operations:

	June 30,	December 31,
(in millions)	2013	2012
	Identifiable Assets
U.S. Companies	$8,848.2	$8,909.6
Chaucer	4,339.7	4,444.8
Discontinued operations	118.5	130.5

Total	$13,306.4	$13,484.9

The Company reviews the assets of its U.S. Companies collectively and does not allocate them between the Commercial Lines, Personal Lines and Other segments.

10. Stock-based Compensation

Compensation cost and the related tax benefits were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2013	2012	2013	2012
Stock-based compensation expense	$2.1	$2.2	$5.7	$6.3
Tax benefit	(0.7)	(0.8)	(2.0)	(2.2)

Stock-based compensation expense, net of taxes	$1.4	$1.4	$3.7	$4.1

Stock Options

Information on the Company’s stock option plans is summarized below.

	Six Months Ended June 30,
	2013		2012
(in whole shares and dollars)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	2,892,882	$38.28	2,715,430	$38.57
Granted	537,300	42.51	517,500	36.81
Exercised	(798,790)	32.84	(38,524)	30.49
Forfeited or cancelled	(164,500)	41.74	(51,250)	40.18
Expired	—	—	(158,850)	44.04

Outstanding, end of period	2,466,892	40.74	2,984,306	38.07

Restricted Stock Units

The following tables summarize activity information about employee restricted stock units:

	Six Months Ended June 30,
	2013		2012
(in whole shares and dollars)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Time-based restricted stock units:
Outstanding, beginning of period	750,837	$40.15	768,529	$40.17
Granted	130,912	42.80	172,691	36.99
Vested	(259,440)	39.60	(121,522)	35.30
Forfeited	(37,257)	40.49	(26,705)	40.03

Outstanding, end of period	585,052	40.96	792,993	40.22

Performance-based and market-based restricted stock units:
Outstanding, beginning of period	132,775	$39.97	69,500	$45.37
Granted	79,850	41.67	94,000	36.75
Forfeited	(22,700)	40.83	(1,125)	41.16

Outstanding, end of period	189,925	40.58	162,375	40.34

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

11. Earnings Per Share and Shareholders’ Equity Transactions

The following table provides weighted average share information used in the calculation of the Company’s basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2013	2012	2013	2012

Basic shares used in the calculation of earnings per share	44.0	44.9	44.3	44.9
Dilutive effect of securities:
Employee stock options	0.4	0.2	0.3	0.2
Non-vested stock grants	0.4	0.3	0.4	0.3

Diluted shares used in the calculation of earnings per share	44.8	45.4	45.0	45.4

Per share effect of dilutive securities on income from continuing operations	$(0.02)	$—	$(0.05)	$(0.02)

Per share effect of dilutive securities on net income	$(0.02)	$—	$(0.04)	$(0.02)

Diluted earnings per share for the three months ended June 30, 2012 excludes 1.6 million of common shares issuable under the Company’s stock compensation plans, because their effect would be antidilutive. All of the common shares issuable under the

Company’s stock compensation plan were included in the diluted earnings per share for the three months ended June 30, 2013. Diluted earnings per share for the six months ended June 30, 2013 and 2012 excludes 0.7 million and 1.8 million, respectively, of common shares issuable under the Company’s stock compensation plans, because their effect would be antidilutive.

Since October 2007 and through June 2013, the Company’s Board of Directors has authorized aggregate repurchases of the Company’s common stock of up to $600 million, including a $100 million increase in the program in May 2013. As of June 30, 2013, the Company has $142.9 million available for repurchases under these repurchase authorizations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. The Company is not required to purchase any specific number of shares or to make purchases by any certain date under this program. During the first six months of 2013, the Company purchased 1.5 million shares of the Company’s common stock at a cost of $72.3 million.

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

Results of operations include the accounts of The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America (“Citizens”), our principal U.S. domiciled property and casualty companies; Chaucer Holdings plc (“Chaucer”), our United Kingdom (U.K.) domiciled specialist insurance underwriting group which operates through the Society and Corporation of Lloyd’s (“Lloyd’s”), and certain other insurance and non-insurance subsidiaries. Additionally, results of operations include our discontinued operations, consisting primarily of our former life insurance businesses, accident and health business and prior to April  30, 2012, our third party administration business.

Executive Overview

Business operations consist of four operating segments: Commercial Lines, Personal Lines, Chaucer and Other.

Operating income (formerly referred to as segment income) excluding taxes and interest expense was $183.3 million for the six months ended June 30, 2013, compared to $116.7 million in the same period in 2012, an increase of $66.6 million. This increase in the first six months of 2013 is primarily due to favorable development on prior years’ loss and loss adjustment expense (“LAE”) reserves (“prior years’ loss reserves”), lower catastrophe losses and, to a lesser extent, non-catastrophe related losses. Favorable development on prior years’ loss reserves was $33.8 million for the six months ended June 30, 2013, compared to net reserve and LAE development of zero in the same period in 2012. Pre-tax catastrophe losses were $81.5 million for the six months ended June 30, 2013 compared to $114.7 million in the same period in 2012, a decrease of $33.2 million.

In several recent years, weather-related catastrophe and non-catastrophe losses have been in excess of longer term averages. Pricing in our Commercial and Personal Lines continues to improve as the industry responds to these increased weather-related losses, as well as to the earnings impact of reduced investment income as a result of low interest rates, and other factors. We are continuing efforts to improve our underwriting results in both our Commercial and Personal Lines segments, including through rate increases and improvements to our mix of business.

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

We believe these efforts have driven, and will continue to drive, improvement in our overall mix of business and ultimately our underwriting profitability. Commercial Lines net premiums written grew by 4.1% in the first six months of 2013, driven by both our core commercial businesses and specialty businesses. This growth is primarily due to rate increases, strong retention and targeted new business expansion.

Underwriting results improved in the first six months of 2013, as compared to the same period in 2012, primarily due to decreased catastrophe related losses and lower unfavorable development on prior years’ loss reserves. Unfavorable development on prior years’ loss reserves in the first six months of 2013 was $0.7 million compared to unfavorable development of $15.0 million during 2012.

The competitive nature of the Commercial Lines market requires us to be highly disciplined in our underwriting process to ensure that we write business at acceptable margins. Also, we continue to seek rate increases across our lines of business. Rate actions in our commercial automobile and workers ‘compensation lines, and our property coverages in our commercial multiple peril line, have been supported by industry wide loss trends and severity. In our surety business, we continue to shift the business mix toward commercial surety from contract surety, and to enhance the underwriting tools and standards that we employ.

Personal Lines

Personal Lines focuses on partnering with high quality, value-added agencies that deliver consultative selling and stress the importance of account rounding (the conversion of single policy customers to accounts with multiple policies and additional coverages). Approximately 73% of our policies in force are account business. We are focused on making investments that help maintain profitability, build a distinctive position in the market, help diversify us geographically from our historical core states of Michigan, Massachusetts, New York and New Jersey, and provide us with profitable growth opportunities.

Underwriting results improved in the first six months of 2013, as compared to the same period in 2012, primarily due to decreased catastrophe related losses, and lower unfavorable development on prior years’ loss reserves. Unfavorable development on prior years’ loss reserves for the six months ended June 30, 2013 was $8.4 million, compared to unfavorable development of $11.6 million for the six months ended June 30, 2012. We continue to seek additional rate increases, subject to regulatory considerations, in our personal automobile line, particularly as a result of recent trends of higher loss severity in bodily injury and personal injury protection claims. We also continue to seek rate increases in our homeowners lines as a result of the catastrophe and non-catastrophe weather-related losses that the industry experienced in recent periods.

Chaucer

Chaucer deploys specialist underwriters in over 30 major insurance and reinsurance classes, including energy, marine and aviation, U.K. motor, property, and casualty and other coverages. We obtain business through Lloyd’s, the leading international insurance and reinsurance market, which provides us with access to specialist business in over 200 countries and territories worldwide through its international licenses, brand reputation and strong security rating. Our underwriting strength, diverse portfolio and Lloyd’s membership underpin our ability to actively manage the scale, composition and profitable development of this business.

Underwriting results improved in the first six months of 2013, as compared to the same period in 2012, primarily due to lower loss activity in most lines, and higher favorable development on prior years’ loss reserves. Chaucer net premiums written grew by 13.6% in the first six months of 2013, primarily due to an increase in Chaucer’s economic interests in Syndicate 1084 to 98% for 2013, up from 84% in 2012. We also benefited from favorable rates in the marine and property lines, following recent high levels of insured market losses. The energy market is beginning to retreat following an absence of major losses in 2012 and the first six months of 2013. Also, net premiums written in our energy line were lower due to a reduction, in the current quarter, of estimated premiums for both the exploration and production coverage class and the construction coverage class. The aviation and casualty markets continue to remain soft as a result of low loss activity and industry over-capacity. U.K. motor market rates continued their modest decline, following the significant increases achieved in 2010 and 2011.

The focus of our capital and underwriting capabilities remains in those areas where we expect rates to be more favorable, in particular, for catastrophe-exposed marine and property risks, with emphasis away from business where rates are currently under most pressure, notably energy, casualty and aviation.

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

We report interest expense on debt separately from the earnings of our operating segments. This consists of interest on our senior debentures, subordinated debentures, collateralized borrowings with the Federal Home Loan Bank of Boston (“FHLBB”), and letter of credit facility.

Results of Operations – Consolidated

Consolidated net income for the three months ended June 30, 2013 was $53.4 million, compared to $20.8 million for the three months ended June 30, 2012, an increase of $32.6 million. Consolidated net income for the six months ended June 30, 2013 was $119.6 million, compared to $70.5 million for the six months ended June 30, 2012, an increase of $49.1 million. The increase in both periods is primarily due to improved operating results after taxes, which was principally attributable to favorable development on prior years’ loss reserves and a decrease in catastrophe losses. In addition, net income increased as a result of higher realized gains from the sale of securities, partially offset by losses resulting from the repayment of debt.

In addition to consolidated net income, we assess our financial performance based upon pre-tax “operating income (loss),” and we assess the operating performance of each of our four operating segments based upon the pre-tax operating income (loss) generated by each segment. We formerly referred to these pre-tax measures as “segment income (loss).” Operating income (loss) before taxes excludes interest expense on debt and certain other items which we believe are not indicative of our core operations, such as net realized investment gains and losses (including net gains and losses on certain derivative instruments). Such gains and losses are excluded since they are determined by interest rates, financial markets and the timing of sales. Also, operating income (loss) before taxes excludes net gains and losses on disposals of businesses, discontinued operations, costs to acquire businesses, restructuring costs, extraordinary items, the cumulative effect of accounting changes and certain other items. Although the items excluded from operating income (loss) before taxes may be important components in understanding and assessing our overall financial performance, we believe a discussion of operating income before taxes enhances an investor’s understanding of our results of operations by segregating income attributable to the core operations of the business. However, operating income (loss) before taxes should not be construed as a substitute for income (loss) before income taxes and operating income (loss) should not be construed as a substitute for net income (loss).

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

The following table reflects operating income and a reconciliation of total operating income to consolidated net income.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2013	2012	2013	2012

Operating income (loss) before interest expense and income taxes:
Commercial Lines	$26.2	$(9.4)	$59.2	$24.5
Personal Lines	19.9	12.3	50.4	39.8
Chaucer	36.9	29.8	77.8	55.3
Other	(1.9)	(1.7)	(4.1)	(2.9)

Operating income before interest expense and income taxes	81.1	31.0	183.3	116.7
Interest expense on debt	(17.4)	(15.9)	(32.1)	(32.1)

Operating income before income taxes	63.7	15.1	151.2	84.6
Income tax expense on operating income	(16.9)	(5.1)	(44.5)	(28.6)

Operating income	46.8	10.0	106.7	56.0

Net realized investment gains (losses)	13.7	(3.4)	21.8	(0.3)
Net loss from repayment of debt	(11.3)	—	(19.1)	—
Net benefit (costs) related to acquired businesses	(0.2)	(0.9)	0.2	(2.4)
Net foreign exchange gains	—	0.3	0.7	—
Income tax benefit on non-operating items	4.1	3.8	9.2	7.2

Income from continuing operations, net of taxes	53.1	9.8	119.5	60.5
Net gain from discontinued operations, net taxes	0.3	11.0	0.1	10.0

Net income	$53.4	$20.8	$119.6	$70.5

Results of Operations – Segment

The following is our discussion and analysis of the results of operations by business segment. The operating results are presented before interest expense, taxes and other items which management believes are not indicative of our core operations, including realized gains and losses.

The following table summarizes the results of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2013	2012	2013	2012
Operating revenues

Net premiums written	$1,242.6	$1,197.6	$2,319.3	$2,214.4

Net premiums earned	1,090.8	1,050.0	2,185.1	2,085.6
Net investment income	67.9	68.4	135.2	137.2
Other income	10.2	13.7	20.8	29.6

Total operating revenues	1,168.9	1,132.1	2,341.1	2,252.4

Losses and operating expenses
Losses and LAE	692.1	732.1	1,375.5	1,393.5
Amortization of deferred acquisition costs	232.7	233.1	475.2	461.2
Other operating expenses	163.0	135.9	307.1	281.0

Total losses and operating expenses	1,087.8	1,101.1	2,157.8	2,135.7

Operating income before interest expense and income taxes	$81.1	$31.0	$183.3	$116.7

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Operating income before interest expense and income taxes was $81.1 million in the three months ended June 30, 2013, compared to $31.0 million in the three months ended June 30, 2012, an increase of $50.1 million. Catastrophe related activity in the quarter was $59.8 million, compared to $74.1 million in the same period of 2012, a decrease of $14.3 million. Excluding the impact of catastrophe related activity, segment earnings increased by $35.8 million. This increase was due to favorable development on prior years’ loss reserves, partially offset by higher underwriting expenses. Favorable development on prior years’ loss reserves was $26.9 million in the quarter, compared to unfavorable development of $17.2 million in the same period in 2012. This was driven by improved loss experience in our Chaucer, Commercial Lines and Personal Lines segments.

Net premiums written grew by $45.0 million in the three months ended June 30, 2013, compared to the three months ended June 30, 2012, and net premiums earned grew by $40.8 million. This growth is primarily attributable to Commercial Lines, resulting from rate increases, strong retention and targeted new business expansion. Chaucer accounted for $20.7 million of the net premiums written increase, primarily due to the aforementioned increase in Chaucer’s economic interests in Syndicate 1084.

Production and Underwriting Results

The following table summarizes premiums written on a gross and net basis, net premiums earned and loss, LAE, expense and combined ratios for the Commercial Lines, Personal Lines and Chaucer segments. Loss, LAE, catastrophe loss and combined ratios shown below include prior year reserve development. These items are not meaningful for our Other segment.

	Three Months Ended June 30, 2013
	Gross Premiums	Net Premiums	Net Premiums	Catastrophe	Loss & LAE	Expense	Combined
(dollars in millions)	Written	Written	Earned	Loss Ratios	Ratios	Ratios	Ratios
Commercial Lines	$591.0	$521.5	$485.8	3.1	64.2	37.6	101.8
Personal Lines	397.8	370.6	366.7	8.8	72.0	27.3	99.3
Chaucer	405.6	350.5	238.3	5.2	48.6	41.0	89.6

Total	$1,394.4	$1,242.6	$1,090.8	5.5	63.4	35.0	98.4

	Three Months Ended June 30, 2012
	Gross Premiums	Net Premiums	Net Premiums	Catastrophe	Loss & LAE	Expense	Combined
(dollars in millions)	Written	Written	Earned	Loss Ratios	Ratios	Ratios	Ratios
Commercial Lines	$564.2	$496.7	$449.2	8.5	73.3	36.4	109.7
Personal Lines	414.3	371.1	364.3	8.9	75.1	26.9	102.0
Chaucer	438.6	329.8	236.5	1.4	54.7	37.2	91.9

Total	$1,417.1	$1,197.6	$1,050.0	7.1	69.8	33.3	103.1

The following table summarizes net premiums written, and loss and LAE and catastrophe loss ratios by line of business for the Commercial Lines and Personal Lines segments. Loss and LAE and catastrophe loss ratios include prior year reserve development.

	Three Months Ended June 30,
	2013			2012
	Net		Catastrophe	Net		Catastrophe
	Premiums	Loss & LAE	Loss	Premiums	Loss & LAE	Loss
(dollars in millions)	Written	Ratios	Ratios	Written	Ratios	Ratios
Commercial Lines:
Commercial multiple peril	$163.2	59.9	7.0	$153.5	79.1	23.7
Commercial automobile	76.8	77.1	0.1	71.0	75.8	0.5
Workers’ compensation	57.1	62.8	—	48.8	73.0	—
Other commercial	224.4	63.3	1.9	223.4	68.1	1.9

Total Commercial Lines	$521.5	64.2	3.1	$496.7	73.3	8.5

Personal Lines:
Personal automobile	$227.9	74.6	1.1	$227.5	75.8	1.3
Homeowners	131.8	69.4	22.6	132.3	76.2	22.6
Other personal	10.9	47.1	8.7	11.3	47.2	6.6

Total Personal Lines	$370.6	72.0	8.8	$371.1	75.1	8.9

The following table summarizes premiums written on a gross and net basis and net premiums earned by line of business for the Chaucer segment.

	Three Months Ended June 30,
	2013			2012
	Gross Premiums	Net Premiums	Net Premiums	Gross Premiums	Net Premiums	Net Premiums
(in millions)	Written	Written	Earned	Written	Written	Earned
Chaucer:
Energy	$85.4	$73.0	$34.1	$127.7	$87.9	$44.2
Marine and aviation	83.9	67.3	58.2	93.0	66.1	58.3
U.K. motor	86.5	87.0	69.7	76.6	67.3	60.3
Property	93.7	78.3	40.5	92.1	77.8	44.5
Casualty and other	56.1	44.9	35.8	49.2	30.7	29.2

Total Chaucer	$405.6	$350.5	$238.3	$438.6	$329.8	$236.5

The following table summarizes GAAP underwriting results for the Commercial Lines, Personal Lines, Chaucer and Other segments and reconciles it to operating income.

	Three Months Ended June 30,
	2013					2012
	Commercial	Personal				Commercial	Personal
(in millions)	Lines	Lines	Chaucer	Other	Total	Lines	Lines	Chaucer	Other	Total
GAAP underwriting profit (loss), excluding prior year reserve development and catastrophes	$6.1	$34.7	$6.5	$(0.5)	$46.8	$8.2	$29.8	$17.4	$(0.8)	$54.6
Prior year favorable (unfavorable) loss and LAE reserve development	(0.5)	(2.8)	30.7	(0.5)	26.9	(14.5)	(7.8)	5.1	—	(17.2)
Pre-tax catastrophe effect	(15.1)	(32.2)	(12.5)	—	(59.8)	(38.4)	(32.4)	(3.3)	—	(74.1)

GAAP underwriting profit (loss)	(9.5)	(0.3)	24.7	(1.0)	13.9	(44.7)	(10.4)	19.2	(0.8)	(36.7)
Net investment income	36.0	19.1	10.7	2.1	67.9	35.0	21.3	10.2	1.9	68.4
Fees and other income	1.9	3.1	4.5	0.7	10.2	3.1	3.2	5.1	2.3	13.7
Other operating expenses	(2.2)	(2.0)	(3.0)	(3.7)	(10.9)	(2.8)	(1.8)	(4.7)	(5.1)	(14.4)

Operating income (loss) before income taxes	$26.2	$19.9	$36.9	$(1.9)	$81.1	$(9.4)	$12.3	$29.8	$(1.7)	$31.0

Commercial Lines

Commercial Lines net premiums written was $521.5 million in the three months ended June 30, 2013, compared to $496.7 million in the three months ended June 30, 2012. This $24.8 million increase was primarily driven by rate increases, strong retention, and targeted new business expansion, partially offset by exposure management actions that focus on reducing volatility from weather-related events and driving profit improvement.

Commercial Lines underwriting loss in the three months ended June 30, 2013 was $9.5 million, compared to $44.7 million in the three months ended June 30, 2012. This improvement reflects decreased catastrophe losses and lower unfavorable development on prior years’ loss reserves. Catastrophe losses for the three months ended June 30, 2013 were $15.1 million, compared to $38.4 million for the three months ended June 30, 2012, a decrease of $23.3 million. Unfavorable development on prior years’ loss reserves for the three months ended June 30, 2013 was $0.5 million, compared to unfavorable development of $14.5 million for the three months ended June 30, 2012, a change of $14.0 million.

Commercial Lines current accident year underwriting profit, excluding catastrophes, was $6.1 million for the three months ended June 30, 2013, compared to $8.2 million for the three months ended June 30, 2012. This $2.1 million decrease in current accident year results was due to higher underwriting expenses, primarily due to higher performance-based costs, partially offset by lower non-catastrophe losses. Current accident year losses were lower in our commercial multiple peril and workers’ compensation lines, partially offset by higher losses in our surety and commercial automobile lines. The improvement in current accident year losses in our commercial multiple peril line was primarily due to fewer large losses and price increases, while the improvement in current accident year losses in our workers’ compensation line primarily resulted from price increases. In our surety line, current accident year losses increased primarily from contract accounts we are phasing out, while the increase in current accident year losses in our commercial automobile line relates to our liability coverages.

We believe that industry pricing continues to be strong due to recent weather-related losses, as well as to reduced investment income as a result of low interest rates and other factors. We are continuing efforts to improve our underwriting results, including through increased rates; however, our ability to increase Commercial Lines net premiums written while maintaining or improving underwriting results may be affected by price competition and the current challenging economic environment. We also expect to continue our efforts to reduce our property exposures in certain geographic areas and classes of business, with a goal of improving our longer-term profitability and reducing earnings volatility. Also, in recent years, weather-related catastrophe and non-catastrophe losses have been in excess of longer term averages. We continue to monitor these trends and consider them in our rate actions.

Personal Lines

Personal Lines net premiums written was $370.6 million in the three months ended June 30, 2013, compared to $371.1 million in the three months ended June 30, 2012, a decrease of $0.5 million. The primary factors contributing to this small overall change were our continued property-focused exposure management actions and actions to improve underwriting results in all lines of business. These factors were offset by higher rates in both our homeowners and personal automobile lines.

Net premiums written in the personal automobile line of business for the three months ended June 30, 2013 were $227.9 million compared to $227.5 million for the three months ended June 30, 2012, an increase of $0.4 million. This increase was primarily due to rate increases, offset by a decline in policies in force of 5.1%, primarily from actions to improve underwriting results and exposure management actions. Net premiums written in the homeowners line of business for the three months ended June 30, 2013 were $131.8 million compared to $132.3 million in the three months ended June 30, 2012, a decrease of $0.5 million. This decrease was primarily due to a decline in policies in force of 6.0%, from the aforementioned exposure management actions, partially offset by rate increases.

Personal Lines underwriting loss for the three months ended June 30, 2013 was $0.3 million, compared to $10.4 million for the three months ended June 30, 2012, an improvement of $10.1 million. This was primarily due to lower unfavorable development on prior years’ loss reserves and improved current accident year results. Unfavorable development on prior years’ loss reserves for the three months ended June 30, 2013 was $2.8 million, compared to $7.8 million for the three months ended June 30, 2012, a change of $5.0 million. Catastrophe losses for the three months ended June 30, 2013 were $32.2 million, compared to $32.4 million for the three months ended June 30, 2012, a decrease of $0.2 million.

Personal Lines current accident year underwriting profit, excluding catastrophes, was $34.7 million in the three months ended June 30, 2013, compared to $29.8 million for the three months ended June 30, 2012. This $4.9 million improvement in non-catastrophe current accident year results was primarily due to lower losses, primarily in our homeowners line.

Although we have been able to obtain rate increases in our Personal Lines markets and believe that our ability to obtain these increases will continue, our ability to maintain Personal Lines net premiums written and to maintain and improve underwriting results may be affected by price competition, recent weather-related losses, our exposure management actions, recent loss trends in bodily injury and personal injury protection claims, and regulatory and legal developments. In several recent years, weather-related catastrophe and non-catastrophe losses have been in excess of longer term averages. We monitor these trends and consider them in our rate actions. We expect our rate and exposure actions to result in a modest decline in premiums and policies in force throughout the year, although any decline in premium should be moderated by our rate actions.

Chaucer

Chaucer’s net premiums written was $350.5 million in the three months ended June 30, 2013, compared to $329.8 million in the three months ended June 30, 2012, an increase of $20.7 million, or 6.3%. This growth was primarily due to an increase in Chaucer’s economic interests in Syndicate 1084 to 98% for 2013, up from 84% in 2012, due to our non-renewal of the capital provision reinsurance treaty with Flagstone Re. This increase was partially offset by a reduction in net premiums written in our energy line, primarily due to a reduction of estimated premiums for the exploration and production coverage class, specifically control of well business, and the construction coverage class. This change was based on a reduced volume in actual well footage drilled, following tighter safety regulations worldwide and a reduction of gas exploration in the U.S., and a reduced number and size of new construction projects worldwide.

Chaucer’s underwriting profit for the three months ended June 30, 2013 was $24.7 million, compared to $19.2 million for the three months ended June 30, 2012, an improvement of $5.5 million. These improved results were primarily due to higher favorable development on prior years’ loss reserves, partially offset by higher catastrophe losses and underwriting expenses. Favorable development on prior years’ loss reserves for the three months ended June 30, 2013 was $30.7 million, primarily due to the resolution of certain energy claims, lower than expected losses in casualty and property lines and the positive impact of foreign exchange movements, compared to $5.1 million for the three months ended June 30, 2012. Catastrophe losses for the three months ended June 30, 2013 were $12.5 million, compared to $3.3 million for the three months ended June 30, 2012, an increase of $9.2 million. Our underwriting expenses increased primarily due to the impact of foreign exchange losses on overseas deposits held in Australian Dollars.

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

Other

Other operating loss was $1.9 million for the three months ended June 30, 2013, compared to a $1.7 million loss for the three months ended June 30, 2012. The $0.2 million increased loss is primarily due to increased losses in our voluntary pools business.

Six months ended June 30, 2013 Compared to Six months ended June 30, 2012

Operating income before interest expense and taxes was $183.3 million in the six months ended June 30, 2013, compared to $116.7 million in the six months ended June 30, 2012, an increase of $66.6 million. Catastrophe related activity for the six months ended June 30, 2013 was $81.5 million compared to $114.7 million in the same period of 2012, a decrease of $33.2 million. Excluding the impact of catastrophe related activity, segment earnings increased by $33.4 million. This increase was due to favorable development on prior years’ loss reserves. Favorable development on prior years’ loss reserves was $33.8 million for the six months ended June 30, 2013, compared to net development on prior years’ loss reserves of zero for the six months ended June 30, 2012. During the six months ended June 30, 2012, $26.8 million of favorable development related to our Chaucer segment was offset by $26.8 million of unfavorable development related to our domestic operations.

Net premiums written grew by $104.9 million in the six months ended June 30, 2013, compared to the six months ended June 30, 2012, and net premiums earned grew by $99.5 million. Chaucer accounted for $72.0 million of the net premiums written increase and $13.7 million of the net premiums earned increase, primarily due to the aforementioned increase in Chaucer’s economic interests in Syndicate 1084. The balance of the growth is primarily attributable to Commercial Lines, resulting from rate increases, strong retention and targeted new business expansion.

Production and Underwriting Results

The following table summarizes premiums written on a gross and net basis, net premiums earned and loss, LAE, expense and combined ratios for the Commercial Lines, Personal Lines and Chaucer segments. Loss, LAE, catastrophe loss and combined ratios shown below include prior year reserve development. These items are not meaningful for our Other segment.

	Six Months Ended June 30, 2013
	Gross Premiums	Net Premiums	Net Premiums	Catastrophe	Loss & LAE	Expense	Combined
(dollars in millions)	Written	Written	Earned	Loss Ratios	Ratios	Ratios	Ratios
Commercial Lines	$1,152.4	$1,005.1	$962.4	2.3	63.3	37.8	101.1
Personal Lines	765.0	712.2	735.5	6.0	70.6	27.3	97.9
Chaucer	795.1	602.0	487.2	3.1	50.4	37.8	88.2

Total	$2,712.5	$2,319.3	$2,185.1	3.7	63.0	34.3	97.3

	Six Months Ended June 30, 2012
	Gross Premiums	Net Premiums	Net Premiums	Catastrophe	Loss & LAE	Expense	Combined
(dollars in millions)	Written	Written	Earned	Loss Ratios	Ratios	Ratios	Ratios
Commercial Lines	$1,096.8	$965.6	$884.1	5.6	67.5	37.6	105.1
Personal Lines	787.5	718.5	727.6	7.6	72.9	27.1	100.0
Chaucer	820.3	530.0	473.5	2.1	56.1	36.7	92.8

Total	$2,704.6	$2,214.1	$2,085.2	5.5	66.8	33.8	100.6

The following table summarizes net premiums written, and loss and LAE and catastrophe loss ratios by line of business for the Commercial Lines and Personal Lines segments. Loss and LAE and catastrophe loss ratios include prior year reserve development.

	Six Months Ended June 30,
	2013			2012
	Net		Catastrophe	Net		Catastrophe
	Premiums	Loss & LAE	Loss	Premiums	Loss & LAE	Loss
(dollars in millions)	Written	Ratios	Ratios	Written	Ratios	Ratios
Commercial Lines:
Commercial multiple peril	$317.2	60.1	5.2	$301.5	68.1	15.4
Commercial automobile	149.6	75.1	0.1	141.7	73.7	0.6
Workers’ compensation	119.3	63.1	—	103.8	72.8	—
Other commercial	419.0	61.8	1.5	418.6	63.6	1.2

Total Commercial Lines	$1,005.1	63.3	2.3	$965.6	67.5	5.6

Personal Lines:
Personal automobile	$455.0	75.5	0.5	$460.6	75.5	1.2
Homeowners	237.2	63.9	15.7	237.3	70.1	19.2
Other personal	20.0	47.1	7.1	20.6	51.4	6.1

Total Personal Lines	$712.2	70.6	6.0	$718.5	72.9	7.6

The following table summarizes premiums written on a gross and net basis and net premiums earned by line of business for the Chaucer segment.

	Six Months Ended June 30,
	2013			2012
	Gross Premiums	Net Premiums	Net Premiums	Gross Premiums	Net Premiums	Net Premiums
(in millions)	Written	Written	Earned	Written	Written	Earned
Chaucer:
Energy	$137.2	$90.7	$78.9	$199.0	$111.2	$83.6
Marine and aviation	192.2	148.6	117.0	192.5	124.6	112.5
U.K. motor	166.2	147.1	136.2	143.2	112.8	121.8
Property	185.9	126.1	85.0	179.8	107.4	91.2
Casualty and other	113.6	89.5	70.1	105.8	74.0	64.4

Total Chaucer	$795.1	$602.0	$487.2	$820.3	$530.0	$473.5

The following table summarizes GAAP underwriting results for the Commercial Lines, Personal Lines, Chaucer and Other segments and reconciles it to operating income.

	Six Months Ended June 30,
	2013					2012
	Commercial	Personal				Commercial	Personal
(in millions)	Lines	Lines	Chaucer	Other	Total	Lines	Lines	Chaucer	Other	Total
GAAP underwriting profit (loss), excluding prior year reserve development and catastrophes	$10.6	$62.1	$28.8	$(1.0)	$100.5	$17.3	$60.8	$16.9	$(1.0)	$94.0
Prior year favorable (unfavorable) loss and LAE reserve development	(0.7)	(8.4)	44.0	(1.1)	33.8	(15.0)	(11.6)	26.8	(0.2)	—
Pre-tax catastrophe effect	(22.5)	(43.9)	(15.1)	—	(81.5)	(49.5)	(55.4)	(9.8)	—	(114.7)

GAAP underwriting profit (loss)	(12.6)	9.8	57.7	(2.1)	52.8	(47.2)	(6.2)	33.9	(1.2)	(20.7)
Net investment income	72.1	38.1	21.2	3.8	135.2	70.7	42.9	19.6	4.0	137.2
Fees and other income	3.9	6.4	9.0	1.5	20.8	8.2	6.7	10.4	4.3	29.6
Other operating expenses	(4.2)	(3.9)	(10.1)	(7.3)	(25.5)	(7.2)	(3.6)	(8.6)	(10.0)	(29.4)

Operating income (loss) before income taxes	$59.2	$50.4	$77.8	$(4.1)	$183.3	$24.5	$39.8	$55.3	$(2.9)	$116.7

Commercial Lines

Commercial Lines net premiums written was $1,005.1 million in the six months ended June 30, 2013, compared to $965.6 million in the six months ended June 30, 2012. This $39.5 million increase was primarily driven by rate increases, strong retention, and targeted new business expansion, partially offset by exposure management actions that focus on driving profit improvement.

Commercial Lines underwriting loss in the six months ended June 30, 2013 was $12.6 million, compared to $47.2 million in the six months ended June 30, 2012. This improvement reflects decreased catastrophe losses and lower unfavorable development on prior years’ loss reserves. Catastrophe losses for the six months ended June 30, 2013 were $22.5 million, compared to $49.5 million for the six months ended June 30, 2012, a decrease of $27.0 million. Unfavorable development on prior years’ loss reserves for the six months ended June 30, 2013 was $0.7 million, compared to unfavorable development of $15.0 million for the six months ended June 30, 2012.

Commercial Lines current accident year underwriting profit, excluding catastrophes, was $10.6 million in the six months ended June 30, 2013, compared to $17.3 million in the six months ended June 30, 2012. This $6.7 million decrease in non-catastrophe current accident year results was primarily due to higher losses in our surety and commercial automobile lines, partially offset by lower losses in our workers’ compensation and commercial multiple peril lines. In our surety line, current accident year losses increased primarily from contract accounts we are phasing out, while the increase in current accident year losses in our commercial automobile line relates to our liability coverages. The improvement in current accident year losses in both our workers’ compensation and commercial multiple peril lines primarily resulted from price increases.

Personal Lines

Personal Lines net premiums written was $712.2 million in the six months ended June 30, 2013, compared to $718.5 million in the six months ended June 30, 2012, a decrease of $6.3 million. The primary factors contributing to this decrease were our continued property-focused exposure management actions and actions to improve underwriting results in all lines of business. As a result, policies in force declined 5.1% in our personal automobile line and 6.0% in our homeowners line. These decreases were offset by higher rates in both our homeowners and personal automobile lines. Net premiums written in the personal automobile line for the six months ended June 30, 2013 were $455.0 million compared to $460.6 million for the six months ended June 30, 2012, a decrease of $5.6 million. Net premiums written in the homeowners line were flat.

Personal Lines underwriting profit for the six months ended June 30, 2013 was $9.8 million, compared to a loss of $6.2 million for the six months ended June 30, 2012, an improvement of $16.0 million. This was primarily due to decreased catastrophe losses and lower unfavorable development on prior years’ loss reserves. Catastrophe losses for the six months ended June 30, 2013 were $43.9 million, compared to $55.4 million for the six months ended June 30, 2012, a decrease of $11.5 million. Unfavorable development on prior years’ loss reserves for the six months ended June 30, 2013 was $8.4 million, compared to $11.6 million for the six months ended June 30, 2012, an improvement of $3.2 million.

Personal Lines current accident year underwriting profit, excluding catastrophes, was $62.1 million in the six months ended June 30, 2013, compared to $60.8 million for the six months ended June 30, 2012. This $1.3 million increase in non-catastrophe current accident year results was primarily due to lower non-catastrophe weather-related losses in our homeowners line.

Chaucer

Chaucer’s net premiums written was $602.0 million in the six months ended June 30, 2013, compared to $530.0 million in the six months ended June 30, 2012, an increase of $72.0 million, or 13.6%. This growth was primarily due to an increase in Chaucer’s economic interests in Syndicate 1084 to 98% for 2013, up from 84% in 2012, due to our non-renewal of the capital provision reinsurance treaty with Flagstone Re. In addition, growth in net premiums written in our U.K. motor, marine, casualty and property lines was due to favorable pricing and the timing of underwriting opportunities in these markets. Additionally, changes to our 2013 ceded reinsurance program, including increased net retentions for certain major lines, contributed to the growth in net premiums written. See “Reinsurance” in Item I – Business of our December 31, 2012 Form 10-K for additional information. Partially offsetting this growth were decreases in net premiums written in our energy line, including a reduction of estimated premiums for both the exploration and production coverage class and the construction coverage class, and in our aviation line.

Chaucer’s underwriting profit for the six months ended June 30, 2013 was $57.7 million, compared to $33.9 million for the six months ended June 30, 2012, an improvement of $23.8 million. These improved results were primarily due to increased favorable development on prior years’ loss reserves and lower current accident year loss activity in most lines, partially offset by higher catastrophe losses and underwriting expenses. Favorable development on prior years’ loss reserves for the six months ended June 30, 2013 was $44.0 million, compared to $26.8 million for the six months ended June 30, 2012, a change of $17.2 million. Catastrophe losses for the six months ended June 30, 2013 were $15.1 million, compared to $9.8 million for the six months ended June 30, 2012, an increase of $5.3 million.

Other

Other operating loss was $4.1 million for the six months ended June 30, 2013, compared to a $2.9 million loss for the six months ended June 30, 2012. The $1.2 million increased loss is primarily due to increased losses in our voluntary pools business.

Reserve for Losses and Loss Adjustment Expenses

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses.

	Six Months Ended
	June 30,
(in millions)	2013	2012

Gross loss and LAE reserves, beginning of period	$6,197.0	$5,760.3
Reinsurance recoverable on unpaid losses	2,074.3	1,931.8

Net loss and LAE reserves, beginning of period	4,122.7	3,828.5
Net incurred losses and LAE in respect of losses occurring in:
Current year	1,409.3	1,393.5
Prior years	(33.8)	—

Total incurred losses and LAE	1,375.5	1,393.5

Net payments of losses and LAE in respect of losses occurring in:
Current year	479.1	476.1
Prior years	900.6	868.4

Total payments	1,379.7	1,344.5

Effect of foreign exchange rate changes	(53.3)	3.8

Net reserve for losses and LAE, end of period	4,065.2	3,881.3
Reinsurance recoverable on unpaid losses	1,998.4	1,972.1

Gross reserve for losses and LAE, end of period	$6,063.6	$5,853.4

The table below summarizes the gross reserve for losses and LAE by line of business.

	June 30,	December 31,
(in millions)	2013	2012
Workers’ compensation	$585.5	$571.8
Commercial automobile	286.6	269.7
Commercial multiple peril	613.6	629.7
AIX	326.5	321.6
Other commercial	421.4	454.2

Total Commercial	2,233.6	2,247.0

Personal automobile	1,399.2	1,400.7
Homeowners and other	149.3	141.3

Total Personal	1,548.5	1,542.0

Total Chaucer	2,281.5	2,408.0

Total loss and LAE reserves	$6,063.6	$6,197.0

Other commercial lines are primarily comprised of our professional liability, general liability, umbrella, and marine lines. Included in the Chaucer segment in the above table are $237.9 million and $272.4 million of reserves as of June 30, 2013 and December 31, 2012, respectively, related to Chaucer’s Syndicate 4000, which consists of financial and professional liability lines written in 2008 and prior. Also included in the above table, primarily in other commercial lines, are $60.6 million and $60.5 million of asbestos and environmental reserves as of June 30, 2013 and December 31, 2012, respectively.

Prior Year Development

Loss and LAE reserves for claims occurring in prior years developed favorably by $33.8 million for the six months ended June 30, 2013 compared to net development of zero for the six months ended June 30, 2012.

The primary drivers for reserve development during the six months ended June 30, 2013 were as follows:

•	Lower than expected losses within Chaucer’s business as follows:

•	energy line, primarily in the 2010 through 2012 accident years, including favorable settlements on several large losses in the current quarter,

•	property line, primarily in the 2011 and 2012 accident years, and

•

favorable impact of foreign exchange rate movements on prior years’ loss reserves in the current quarter which was substantially offset by the unfavorable impact of foreign exchange rate movements on prior years’ loss reserves in the first quarter.

•

Lower than expected losses within our workers’ compensation line, primarily related to accident years 2008 through 2012 and, in the current quarter, a $3.2 million benefit from the settlement of a legal proceeding.

•	Lower than expected losses within our commercial multi-peril line, primarily related to accident year 2012.

Partially offsetting the favorable development discussed above were the following:

•	Higher than expected losses within our personal automobile line, due to severity in the bodily injury line for accident years 2010 through 2012.

•	Higher than expected losses within our other commercial lines, primarily related to accident years 2010 through 2012.

•	Higher than expected large losses within our commercial automobile line, primarily related to liability coverages in accident years 2010 and 2011.

The primary drivers for reserve development during the six months ended June 30, 2012 were as follows:

•	Favorable development of previously established reserves in Chaucer’s lines of business as follows:

•	energy line, primarily in the 2009 and 2010 accident years,

•	marine and aviation lines, primarily in the 2007 and 2008 accident years, and

•	within casualty and other lines, specialist liability lines, primarily in the 2010 and 2011 accident years.

•	Within other commercial lines, primarily higher than expected losses in our surety line, and to a lesser extent, our AIX program business.

•	Higher than expected losses within our commercial automobile line, primarily related to liability coverage in the 2011 accident year.

•	Partially offsetting the unfavorable development within Commercial Lines was lower than expected losses within our commercial multiple peril line related to the 2008 through 2011 accident years.

•

Within personal lines, higher than expected losses within our personal automobile line, primarily related to liability coverage in the 2011 accident year, and higher than expected homeowners losses from non-catastrophe weather related activity in the latter half of 2011.

It is not possible to know whether the factors that affected loss reserves in the first six months of 2013 will also occur in future periods. As discussed in detail in our Form 10-K for the year ended December 31, 2012, there are inherent uncertainties in estimating reserves for losses and loss adjustment expenses. We encourage you to read our Form 10-K for more information about our reserving process and the judgments, uncertainties and risks associated therewith.

Investments

Investment Results

Net investment income before taxes decreased $0.6 million, or 0.9%, to $67.9 million for the three months ended June 30, 2013, and $2.1 million, or 1.5%, to $135.2 million for the six months ended June 30, 2013. The decrease in both periods is primarily due to the impact of lower new money yields. These declines were partially offset by higher dividend income, higher income resulting from our investments in higher yielding investment grade mortgage-backed securities and the investment of cash balances into fixed maturities beginning in the second quarter of 2012. Average pre-tax earned yields on fixed maturities were 3.98% and 4.31% for the three months ended June 30, 2013 and 2012, respectively, and 4.00% and 4.35% for the six months ended June 30, 2013 and 2012, respectively. We expect average investment yields to continue to decline as new money rates remain low.

Investment Portfolio

We held cash and investment assets diversified across several asset classes, as follows:

	June 30, 2013		December 31, 2012
		% of Total		% of Total
	Carrying	Carrying	Carrying	Carrying
(dollars in millions)	Value	Value	Value	Value
Fixed maturities, at fair value	$6,441.6	82.6%	$6,952.2	86.5%
Equity securities, at fair value	469.7	6.0	315.8	3.9
Cash and cash equivalents	690.4	8.9	564.8	7.0
Other investments	195.5	2.5	210.3	2.6

Total cash and investments	$7,797.2	100.0%	$8,043.1	100.0%

Cash and Investments

Total cash and investments decreased $245.9 million, or 3.1%, for the six months ended June 30, 2013, of which fixed maturities decreased $510.6 million, equities increased $153.9 million and cash and cash equivalents increased $125.6 million. The decrease in fixed maturities was primarily due to dispositions during the year to fund increases in dividend yielding equity security purchases and operational cash flows. Additionally, the value of fixed maturities decreased as a result of $199.2 million in market value depreciation. The increase in cash and cash equivalents was primarily attributable to net proceeds of approximately $170 million from the issuance of subordinated debentures, partially offset by $72.3 million of our common stock repurchases.

Our fixed maturity portfolio is comprised of corporate securities, taxable and tax-exempt municipal securities, residential mortgage-backed securities, commercial mortgage-backed securities, U.S. government securities, foreign government securities and asset-backed securities. Equity securities primarily consist of common stocks, exchange traded funds, and non-redeemable preferred stocks.

The following table provides information about the investment types of our fixed maturities portfolio:

	June 30, 2013
(in millions)	Amortized		Net Unrealized	Change in Net Unrealized
Investment Type	Cost	Fair Value	Gain (Loss)	During 2013
U.S. Treasury and government agencies	$339.0	$335.5	$(3.5)	$(11.9)
Foreign government	281.8	284.1	2.3	(2.1)
Municipals:
Taxable	905.3	947.5	42.2	(36.9)
Tax exempt	138.5	141.6	3.1	(3.9)
Corporate	3,356.6	3,510.7	154.1	(106.5)
Asset-backed:
Residential mortgage-backed	687.5	705.1	17.6	(18.6)
Commercial mortgage-backed	336.0	341.6	5.6	(17.3)
Asset-backed	173.4	175.5	2.1	(2.0)

Total fixed maturities	$6,218.1	$6,441.6	$223.5	$(199.2)

Net unrealized gains on fixed maturities decreased $199.2 million to $223.5 million at June 30, 2013, compared to $422.7 million at December 31, 2012.

Amortized cost and fair value by rating category were as follows:

		June 30, 2013			December 31, 2012
(dollars in millions)	Rating Agency Equivalent	Amortized		% of Total Fair	Amortized	Fair	% of Total Fair
NAIC Designation	Designation	Cost	Fair Value	Value	Cost	Value	Value
1	Aaa/Aa/A	$4,542.6	$4,681.3	72.7%	$4,744.0	$5,017.9	72.2%
2	Baa	1,317.4	1,387.7	21.5	1,443.5	1,569.3	22.6
3	Ba	139.8	147.3	2.3	143.1	156.2	2.2
4	B	160.6	165.2	2.6	135.1	143.5	2.1
5	Caa and lower	46.9	47.8	0.7	50.1	50.7	0.7
6	In or near default	10.8	12.3	0.2	13.7	14.6	0.2

Total fixed maturities		$6,218.1	$6,441.6	100.0%	$6,529.5	$6,952.2	100.0%

Based on ratings by the National Association of Insurance Commissioners (“NAIC”), approximately 94% of the fixed maturity portfolio consisted of investment grade securities at June 30, 2013, compared to 95% at December 31, 2012. The quality of our fixed maturity portfolio remains strong based on ratings, capital structure position, support through guarantees, underlying security, issuer diversification and yield curve position.

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

European sovereign and non-sovereign debt exposure

Our European fixed maturity credit exposure at June 30, 2013 was as follows:

			Non-Sovereign
(in millions)	Sovereign		Foreign Agency		Financial		Non-Financial		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
Country:	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

United Kingdom	$48.8	$48.7	$21.2	$21.2	$252.8	$256.6	$214.9	$223.6	$537.7	$550.1
Germany	—	—	58.8	59.2	—	—	72.8	76.1	131.6	135.3
Switzerland	—	—	—	—	20.5	21.1	70.9	74.9	91.4	96.0
France	—	—	4.8	4.9	12.1	11.7	57.4	59.6	74.3	76.2
The Netherlands	—	—	18.3	18.7	32.0	32.7	23.0	24.1	73.3	75.5
Supranationals	—	—	68.8	70.3	—	—	—	—	68.8	70.3
Sweden	—	—	—	—	23.1	23.8	12.7	13.1	35.8	36.9
Spain	—	—	—	—	5.9	6.0	16.5	17.8	22.4	23.8
Italy	—	—	—	—	—	—	16.9	17.2	16.9	17.2
Ireland	—	—	—	—	—	—	15.5	16.4	15.5	16.4
Belgium	—	—	—	—	—	—	15.5	15.8	15.5	15.8
Norway	—	—	3.2	3.2	2.5	2.6	7.3	7.4	13.0	13.2
Luxembourg	—	—	—	—	—	—	8.3	8.3	8.3	8.3
Portugal	—	—	—	—	—	—	4.2	4.4	4.2	4.4
Jersey	—	—	—	—	—	—	2.2	2.2	2.2	2.2
Denmark	—	—	—	—	—	—	2.0	2.0	2.0	2.0

Total fixed maturities	$48.8	$48.7	$175.1	$177.5	$348.9	$354.5	$540.1	$562.9	$1,112.9	$1,143.6

Our sovereign debt totaled $48.7 million, or 0.6% of investment assets, and was limited to the highly rated country of the U.K. We had no sovereign debt of lower rated countries such as Greece, Ireland, Italy, Portugal and Spain. In addition, our supranational and foreign agency exposure totaled $177.5 million, or 2.3% of investment assets, and primarily consisted of debt securities from the highly rated countries of Germany, U.K., and the Netherlands. Exposure to non-sovereign European financial debt, excluding those that are based in the U.K., totaled $97.9 million, or 1.3% of investment assets. Exposure to non-sovereign U.K. financial debt consists primarily of term deposits and senior notes of banks. Also, we held money market funds totaling $185.4 million, or 2.4% of investment assets, which were comprised of a well-diversified portfolio of short-term debt securities of predominately large financial institutions domiciled in highly rated countries. The remainder of our European non-sovereign debt exposure, excluding the U.K., was $339.3 million, which represented 4.4% of investment assets. Generally, these securities were high quality, large capitalization multi-national companies that were well diversified by sector, country and issuer. Included in our non-financial, non-sovereign exposure were issuers domiciled in Spain, Italy, Ireland and Portugal totaling $55.8 million, or 0.7% of investment assets. These consisted of large market capitalization issuers that provide essential products and/or services.

The previous table represents all European countries in which we had exposure. We determined country exposures based on the country of domicile for the ultimate parent company of the various issuers we held as of June 30, 2013; however, in light of the economic and financial inter-relatedness and dependencies that exist among European countries and related financial systems, economic turmoil in one country could trigger a contagion effect on other countries. We believe the quality of our European credit exposure remains sound based on ratings and issuer strength, position in the capital structure, support through guarantees and partial government ownership by highly rated countries, diversity and quality of non-financial issuers and blend of industry exposures, and yield curve position. We believe that we do not have meaningful indirect exposures in our portfolio and we do not invest in credit derivatives.

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

Other-than-Temporary Impairments

For the three months ended June 30, 2013, we recognized in earnings $1.1 million of other-than-temporary impairments (“OTTI”), of which $0.6 million related to common stock and $0.5 million related to debt securities. OTTI on debt securities primarily related to corporate bonds in the industrial sector that we intend to sell. For the three months ended June 30, 2012, we recognized $1.6 million of OTTI on fixed maturities and equity securities in earnings. OTTI on debt securities was $1.4 million, of which $0.9 million related to a below investment grade corporate bond in the utilities sector that we intended to sell and $0.5 million related to estimated credit losses on corporate and residential mortgage-backed securities.

For the first six months ended June 30, 2013, we recognized in earnings $1.6 million of OTTI, of which $1.0 related to fixed maturities and $0.6 related to equity securities. OTTI on debt securities consisted of $0.5 million of corporate securities in the industrial sector that we intend to sell and $0.5 million of estimated credit losses on residential mortgage-backed securities. For the first six months of 2012, we recognized in earnings $3.5 million of OTTI, of which $3.3 million related to fixed maturities and $0.2 million related to equity securities. OTTI on debt securities consisted of $2.4 million of below investment grade corporate bonds, primarily in the utilities sector, that we intended to sell and $0.9 million related to estimated credit losses.

Unrealized Losses

The following table provides information about our fixed maturities and equity securities that were in an unrealized loss position. (See also Note 5 – ‘‘Investments’’ in the Notes to Interim Consolidated Financial Statements.)

	June 30, 2013		December 31, 2012
(in millions)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Fixed maturities:
Investment grade:
12 months or less	$49.4	$1,447.8	$3.4	$546.0
Greater than 12 months	9.5	63.6	9.5	106.5

Total investment grade fixed maturities	58.9	1,511.4	12.9	652.5

Below investment grade:
12 months or less	3.6	88.7	1.2	28.2
Greater than 12 months	2.7	29.0	5.9	55.1

Total below investment grade fixed maturities	6.3	117.7	7.1	83.3

Equity securities:
12 months or less	6.4	87.4	4.8	74.4
Greater than 12 months	1.2	3.5	—	—

Total equity securities	7.6	90.9	4.8	74.4

Total	$72.8	$1,720.0	$24.8	$810.2

Gross unrealized losses at June 30, 2013 increased $48.0 million compared to December 31, 2012, primarily attributable to higher interest rates and wider credit spreads. At June 30, 2013, gross unrealized losses consisted primarily of $32.2 million of corporate fixed maturities, $10.5 million in municipal securities, $8.4 million of U.S. Treasury and government agency securities, $7.6 million of equity securities, $7.5 million of residential mortgage-backed securities and $5.5 million of commercial mortgage backed securities.

We view gross unrealized losses on fixed maturities and equity securities as temporary since it is our assessment that these securities will recover in the near term, allowing us to realize their anticipated long-term economic value. With respect to gross unrealized losses on fixed maturities, we do not intend to sell, nor is it more likely than not we will be required to sell, such debt securities before this expected recovery of amortized cost (See also “Liquidity and Capital Resources”). With respect to equity securities, we have the intent and ability to retain such investments for the period of time anticipated to allow for this expected recovery in fair value. Inherent in our assessment are the risks that, subsequent to the balance sheet date, market factors may differ from our expectations; the global economic recovery is less robust than we expect or reverts to recessionary trends; we may decide to subsequently sell a security for unforeseen business needs; or changes in the credit assessment or equity characteristics from our original assessment may lead us to determine that a sale at the current value would maximize recovery on such investments. To the extent that there are such adverse changes, an OTTI would be recognized as a realized loss. Although unrealized losses are not reflected in the results of financial operations until they are realized or deemed “other-than-temporary,” the fair value of the underlying investment, which does reflect the unrealized loss, is reflected in our Consolidated Balance Sheets.

The following table sets forth gross unrealized losses for fixed maturities by maturity period and for equity securities at June 30, 2013 and December 31, 2012. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers.

	June 30,	December 31,
(in millions)	2013	2012

Due in one year or less	$—	$0.5
Due after one year through five years	7.7	4.7
Due after five years through ten years	25.4	2.5
Due after ten years	18.7	8.8

	51.8	16.5
Mortgage-backed and asset-backed securities	13.4	3.5

Total fixed maturities	65.2	20.0
Equity securities	7.6	4.8

Total fixed maturities and equity securities	$72.8	$24.8

The carrying values of defaulted fixed maturity securities on non-accrual status at June 30, 2013 and December 31, 2012 were not material. The effects of non-accruals compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities, were reductions in net investment income of $1.3 million and $1.2 million for the six months ended June 30, 2013 and 2012, respectively. Any defaults in the fixed maturities portfolio in future periods may negatively affect investment income.

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

Monetary policies in the developed economies, particularly in the United States, Europe and Japan, are supportive of moderate economic growth, while fiscal policies are more divergent and subject to change. The removal, modification or suggestion of changes in these policies could have an adverse effect on prevailing market interest rates and on issuers’ level of business activity or liquidity, increasing the probability of future defaults. While we may experience defaults on fixed income securities, particularly with respect to non-investment grade securities, it is difficult to foresee which issuers, industries or markets will be affected. As a result, the value of our fixed maturity portfolio could change rapidly in ways we cannot currently anticipate and we could incur additional realized and unrealized losses in future periods.

Other Items

Net income also included the following items:

	Three Months Ended June 30,
	Commercial	Personal			Discontinued
(in millions)	Lines	Lines	Chaucer	Other	Operations	Total
2013

Net realized investment gains (losses)	$9.2	$4.8	$0.7	$(1.0)	$—	$13.7
Net loss from repayment of debt	—	—	—	(11.3)	—	(11.3)
Net costs related to acquired businesses	—	—	—	(0.2)	—	(0.2)
Net foreign exchange gains	—	—	—	—	—	—
Discontinued operations, net of taxes	—	—	—	—	0.3	0.3

2012

Net realized investment losses	$(1.9)	$(1.1)	$(0.4)	$—	$—	$(3.4)
Net costs related to acquired businesses	—	—	—	(0.9)	—	(0.9)
Net foreign exchange gains	—	—	—	0.3	—	0.3
Discontinued operations, net of taxes	—	—	—	—	11.0	11.0

	Six Months Ended June 30,
	Commercial	Personal			Discontinued
(in millions)	Lines	Lines	Chaucer	Other	Operations	Total
2013

Net realized investment gains (losses)	$14.6	$7.6	$0.6	$(1.0)	$—	$21.8
Net loss from repayment of debt	(5.2)	(2.6)	—	(11.3)	—	(19.1)
Net benefit related to acquired businesses	—	—	—	0.2	—	0.2
Net foreign exchange gains	—	—	—	0.7	—	0.7
Discontinued operations, net of taxes	—	—	—	—	0.1	0.1

2012

Net realized investment gains (losses)	$(0.2)	$0.1	$(0.3)	$0.1	$—	$(0.3)
Net costs related to acquired businesses	—	—	—	(2.4)	—	(2.4)
Discontinued operations, net of taxes	—	—	—	—	10.0	10.0

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

Net realized gains on investments were $13.7 million for the three months ended June 30, 2013 compared to net realized losses on investments of $3.4 million for the three months ended June 30, 2012. Net realized gains in 2013 were primarily due to $15.1 million of gains recognized from the sale of equities and fixed maturities, partially offset by $1.1 million of other-than-temporary impairments. Net realized losses in 2012 are primarily due to a $5.1 million loss on futures contracts relating to the release of tax capital loss carryforwards and $1.6 million of impairments principally from fixed maturities, partially offset by $3.3 million of gains recognized primarily from the sale of fixed maturities.

Net realized gains on investments were $21.8 million for the six months ended June 30, 2013 compared to net realized losses on investments of $0.3 million for the six months ended June 30, 2012. Net realized gains in 2013 were primarily due to $23.8 million of gains recognized from the sale of equities and fixed maturities, partially offset by $1.6 million of other-than-temporary impairments. Net realized losses in 2012 are primarily due to the aforementioned $5.1 million loss on futures contracts and $3.5 million of impairments principally from fixed maturities, partially offset by $7.4 million of gains recognized primarily from the sale of fixed maturities as well as $0.7 million of gains on foreign currency hedges.

During the second quarter of 2013, we repurchased senior debentures with a net carrying value of $39.2 million, maturing October 15, 2025, at a cost of $50.5 million, resulting in a loss of $11.3 million. Additionally, in January 2013, we repaid $46.3 million of our FHLBB advances plus prepayment fees of $7.8 million for a total payment of $54.1 million.

On April 30, 2012, we completed the sale of our third party administration subsidiary, Citizens Management, Inc. This sale resulted in a gain of $10.9 million after taxes and is included in discontinued operations.

Income Taxes

We are subject to the tax laws and regulations of the U.S. and foreign countries in which we operate. We file a consolidated U.S. federal income tax return that includes the holding company and its U.S. subsidiaries. Generally, taxes are accrued at the U.S. statutory tax rate of 35% for income from the U.S. operations. Our primary non-U.S. jurisdiction is the U.K. In July 2012, the U.K. statutory rate decreased from 26% to 24% effective April 1, 2012 and from 24% to 23% effective April 1, 2013. We accrue taxes on certain non-U.S. income that is subject to U.S. tax at the U.S. tax rate. Foreign tax credits, where available, are utilized to offset U.S. tax as permitted. Certain of our non-U.S. income is not subject to U.S. tax until repatriated. Foreign taxes on this non-U.S. income are accrued at the local foreign rate and do not have an accrual for U.S. deferred taxes since these earnings are intended to be indefinitely reinvested overseas.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

The provision for income taxes from continuing operations was an expense of $12.8 million in the three months ended June 30, 2013, compared to an expense of $1.3 million during the same period in 2012. These provisions resulted in consolidated effective federal tax rates of 19.4% and 11.7% for the three months ended June 30, 2013 and 2012, respectively. These provisions reflect benefits related to tax planning strategies implemented in prior years of $4.9 million and $3.6 million during the three months ended June 30, 2013 and 2012, respectively. In addition, the provision for the three months ended June 30, 2013 reflects a benefit of $3.6 million primarily due to a change in estimate of prior years’ non-U.S. income and the provision for the three months ended June 30, 2012 reflects an increase in our valuation allowance related to capital loss carryforwards of $1.1 million. Absent these adjustments, the provision for income taxes would have been $21.3 million or 32.3% and $3.8 million or 34.2% for the three months ended June 30, 2013 and 2012, respectively. The decrease in the effective tax rate is primarily due to higher non-U.S. income taxed at the lower U.K. rate.

The income tax provision on operating income was an expense of $16.9 million during the three months ended June 30, 2013, compared to $5.1 million during the same period in 2012. These provisions resulted in effective tax rates for operating income of 26.5% and 33.8% in 2013 and 2012, respectively. The decrease in the effective tax rate is primarily due to the aforementioned benefit for a change in estimate of prior years’ non-U.S. income.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

The provision for income taxes from continuing operations was an expense of $35.3 million in the six months ended June 30, 2013, compared to an expense of $21.4 million during the same period in 2012. These provisions resulted in consolidated effective federal tax rates of 22.8% and 26.1% for the six months ended June 30, 2013 and 2012, respectively. These provisions reflect benefits related to tax planning strategies implemented in prior years of $10.3 million and $6.6 million during the six months ended June 30, 2013 and 2012, respectively. In addition, the provision for the six months ending June 30, 2013 reflects a benefit of $3.6 million for a change in estimate of prior years’ non-U.S. income. Absent these benefits, the provision for income taxes would have been $49.2 million or 31.8% and $28.0 million or 34.2% for the six months ended June 30, 2013 and 2012, respectively. The decrease in the effective tax rate is primarily due to higher non-U.S. income taxed at the lower U.K. rate.

The income tax provision on operating income was an expense of $44.5 million during the six months ended June 30, 2013, compared to $28.6 million during the same period in 2012. These provisions resulted in effective tax rates for operating income of 29.4% and 33.8% in 2013 and 2012, respectively. The decrease in the effective tax rate is primarily due to the aforementioned benefit for a change in estimate of prior years’ non-U.S. income.

In June 2012, we completed a transaction which resulted in the realization, for tax purposes only, of unrealized gains in our investment portfolio of $69.6 million. This transaction enabled us to realize capital loss carryforwards to offset this gain, and resulted in the release of $24.4 million of the valuation allowance we held against the deferred tax asset related to these capital loss carryforwards. The release of $24.4 million was recorded as a benefit in accumulated other comprehensive income that will be released into income from continuing operations, in future years, as the investment securities subject to these transactions are sold or mature.

Critical Accounting Estimates

Interim consolidated financial statements have been prepared in conformity with U.S. GAAP and include certain accounting policies that we consider to be critical due to the amount of judgment and uncertainty inherent in the application of those policies. While we believe that the amounts included in our consolidated financial statements reflect our best judgment, the use of different assumptions could produce materially different accounting estimates. As disclosed in our 2012 Annual Report on Form 10-K, we believe the following accounting estimates are critical to our operations and require the most subjective and complex judgment:

•	Reserve for losses and loss expenses

•	Reinsurance recoverable balances

•	Pension benefit obligations

•	Other-than-temporary impairments (“OTTI”)

•	Deferred tax assets

For a more detailed discussion of these critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2012.

Statutory Surplus of U.S. Insurance Subsidiaries

The following table reflects statutory surplus for our U.S. insurance subsidiaries:

	June 30,	December 31,
(in millions)	2013	2012

Total Statutory Capital and Surplus–U.S. Insurance Subsidiaries	$1,639.5	$1,523.4

The statutory capital and surplus for our U.S. insurance subsidiaries increased $116.1 million during the first six months of 2013, primarily due to operating results, realized and unrealized gains on investments, and an increase in admitted tax assets,.

The NAIC prescribes an annual calculation regarding risk based capital (“RBC”). RBC ratios for regulatory purposes are expressed as a percentage of the capital required to be above the Authorized Control Level (the “Regulatory Scale”); however, in the insurance industry, RBC ratios are widely expressed as a percentage of the Company Action Level. The following table reflects the Company Action Level, the Authorized Control Level and RBC ratios for Hanover Insurance (which includes Citizens and other U.S. insurance subsidiaries), as of June 30, 2013, expressed both on the Industry Scale (Total Adjusted Capital divided by the Company Action Level) and Regulatory Scale (Total Adjusted Capital divided by Authorized Control Level):

(dollars in millions)	Company Action Level	Authorized Control Level	RBC Ratio Industry Scale	RBC Ratio Regulatory Scale

The Hanover Insurance Company	$669.3	$334.7	243%	486%

Lloyd’s Capital Requirement

Chaucer corporate members operate in the Lloyd’s market, which requires that these members deposit funds, referred to as “Funds at Lloyd’s”, to support their underwriting interests. Lloyd’s sets required capital annually for all participating syndicates based on each syndicate’s business plans, the rating and reserving environment, and discussions with regulatory and rating agencies. Although the minimum capital levels are set by Lloyd’s, it is the responsibility of Chaucer to continually monitor the risk profiles of its managed syndicates to ensure that the level of funding remains appropriate. Such capital is comprised of cash and cash equivalents, investments, undrawn letters of credit provided by various banks and other assets. At June 30, 2013, we are in compliance with the capital requirements. We have the following securities, assets and letters of credit pledged to Lloyd’s to satisfy these capital requirements at June 30, 2013. In 2012, we decided not to renew the capital provision reinsurance treaty for the 2013 underwriting year with Flagstone Re. In accordance with the terms of the capital provision reinsurance treaty, Flagstone Re is obligated to provide funds at Lloyd’s in relation to its participation during the 2009 through 2012 underwriting years, until such time that these years close. We expect to be able to meet these capital requirements in the future.

(in millions)
Letters of credit	$180.0
Reinsurance treaty	94.9
Fixed maturities, at fair value	327.6
Cash and cash equivalents	49.0

Total securities, assets and letters of credit pledged to Lloyd’s	$651.5

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

Dividend payments to the holding company by our Chaucer business are regulated by U.K. law. Dividends from Chaucer are dependent on dividends from its subsidiaries. Annual dividend payments from Chaucer are limited to retained earnings that are not restricted by capital and other requirements for business at Lloyd’s. Also, Chaucer must provide advance notice to the U.K.’s Prudential Regulation Authority (“PRA”), one of the successors to the Financial Services Authority, of certain proposed dividends or other payments from PRA regulated entities. In connection with an intercompany borrowing arrangement with the holding company, interest on a $300 million note is paid by Chaucer on a quarterly basis to the holding company. This interest may be deferred at the election of the holding company. If deferred, the interest is added to the principal. For the six months ended June 30, 2013, Chaucer paid $11.2 million of interest to the holding company.

At June 30, 2013, THG, as a holding company, held approximately $244.1 million of fixed maturities and cash, including $31.7 million of unsettled transactions, primarily related to investment purchases. We believe our holding company assets are sufficient to meet our future obligations, which consist primarily of dividends to our shareholders (as and to the extent declared), the interest on our senior and subordinated debentures, additional funds relating to the purchase of Chaucer, certain costs associated with benefits due to our former life employees and agents and, to the extent required, payments related to indemnification of liabilities associated with the sale of various subsidiaries. We do not expect that it will be necessary to dividend additional funds from our insurance subsidiaries in order to fund 2013 holding company obligations; however, we may decide to do so.

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

Net cash provided by operating activities was $33.3 million during the first six months of 2013, as compared to net cash provided by operating activities of $59.3 million during the first six months of 2012. The $25.9 million decrease primarily resulted from an increase in loss and LAE payments and payment related to the settlement of our life insurance postretirement benefit obligation. These decreases were partially offset by an increase in net premiums written.

Net cash provided by investing activities was $133.2 million during the first six months of 2013, as compared to net cash used in investing activities of $326.0 million during the first six months of 2012. During 2013, cash provided was primarily related to net disposals of fixed maturities, partially offset by net purchases of equity securities. In 2012, cash used was primarily related to net purchases of fixed maturities as we invested cash from Chaucer and net investments in equity securities. Cash used to purchase investments was partially offset by cash received from the sale of CMI.

Net cash used in financing activities was $34.8 million during the first six months of 2013, as compared to net cash used in financing activities of $41.0 million during the first six months of 2012. During 2013, cash provided by financing activities primarily resulted from the issuance, on March 20, 2013, of $175.0 million of unsecured subordinated debentures. Cash received from the issuance of debt was partially offset by the repayment of debt, repurchases of common stock and the payment of dividends to shareholders. During 2012, cash used in financing activities primarily resulted from the payment of dividends to shareholders, repurchases of our common stock and repayments of collateral held for our securities lending program, partially offset by the proceeds from the FHLBB advances.

Dividends to common shareholders are subject to quarterly board approval and declaration. During the first six months of 2013, as declared by the Board, we paid two quarterly dividends, each for $0.33 per share to our shareholders, totaling $29.3 million. We believe that our holding company assets are sufficient to provide for future shareholder dividends should the Board of Directors declare them.

We expect to continue to generate sufficient positive operating cash to meet all short-term and long-term cash requirements relating to current operations, including the funding of our qualified defined benefit pension plan and the Chaucer pension plan. The ultimate payment amounts for our benefit plans are based on several assumptions, including but not limited to, the rate of return on plan assets, the discount rate for benefit obligations, mortality experience, interest crediting rates, inflation and the ultimate valuation and determination of benefit obligations. Since differences between actual plan experience and our assumptions are almost certain, changes both positive and negative to our current funding status and ultimately our obligations in future periods are likely.

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

Since October 2007 and through June 2013, our Board of Directors has authorized aggregate repurchases of our common stock of up to $600 million, including a $100 million increase in the program in May 2013. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. During the first six months of 2013, we repurchased 1.5 million shares of our common stock at a cost of $72.3 million.

Additionally, from time to time, we may also repurchase our debt. During the second quarter of 2013, we repurchased senior debentures with a net carrying value of $39.2 million, maturing October 15, 2025 at a cost of $50.5 million, resulting in a loss of $11.3 million. Additionally, in January 2013, we repaid $46.3 million of our FHLBB advances plus prepayment fees of $7.8 million for a total payment of $54.1 million. Additional information related to these borrowings is provided in Note 4 – “Debt” in the Notes to Interim Consolidated Financial Statements.

On March 20, 2013, we issued $175 million aggregate principal amount of subordinated unsecured debentures due March 30, 2053. These debentures pay interest quarterly. We may redeem these debentures in whole at any time, or in part from time to time, on or after March 30, 2018, at a redemption price equal to their principal amount plus accrued and unpaid interest. If the debentures are not redeemed in whole, at least $25.0 million aggregate principal amount of the debentures must remain outstanding.

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

At June 30, 2013, we were in compliance with the covenants of the aforementioned debt agreements.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Our market risks, the ways we manage them, and sensitivity to changes in interest rates, equity price risk, and foreign currency exchange risk are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2012, included in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes in the first six months of 2013 to these risks or our management of them.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the internal control over financial reporting, as required by Rule 13a-15(d) of the Exchange Act, to determine whether any changes occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there were no such changes during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

This document contains, and management may make, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, may be forward-looking statements. When used in our Management’s Discussion and Analysis, the words: “believes”, “anticipates”, “expects”, “projections”, “outlook”, “should”, “could”, “plan”, “guidance”, “likely”, “on track to”, “targeted” and similar expressions are intended to identify forward-looking statements. We wish to caution readers that accuracy with respect to forward-looking projections is difficult and risks and uncertainties, in some cases, have affected and in the future could affect our actual results and could cause our actual results for the remainder of 2013 and beyond to differ materially from historical results and from those expressed in any of our forward-looking statements. We operate in a business environment that is continually changing, and as such, new risk factors may emerge over time. Additionally, our business is conducted in competitive markets and therefore involves a higher degree of risk. We cannot predict these new risk factors nor can we assess the impact, if any, that they may have on our business in the future. Some of the factors that could cause actual results to differ include, but are not limited to, the following:

•	changes in the demand for our products;

•	risks and uncertainties with respect to our ability to retain profitable policies in force and attract profitable policies and to increase rates commensurate with, or in excess of, loss trends;

•

changes in our estimates of loss and loss adjustment expense reserves and accident year “picks”, resulting in lower current year underwriting income or adverse loss development, such as we have recently experienced in our Commercial and Personal Lines segments;

•	changes in our estimates of premiums written, primarily in the Chaucer segment, resulting in lower current year underwriting income, such as we have recently experienced in our energy line;

•

uncertainties with respect to the long-term profitability of our products, including with respect to new products such as our Platinum Personal Lines product or excess and surplus lines, or longer-tail products covering casualty losses;

•	changes in frequency and loss trends;

•	changes in regulation, economic, market and political conditions, particularly with respect to regions where we have geographical concentrations or with respect to Lloyd’s;

•	volatile and unpredictable developments, including severe weather and other natural physical events, catastrophes and terrorist actions;

•	changes in weather patterns, whether as a result of global climate change, or otherwise, causing a higher level of losses from weather events to persist;

•	the availability of sufficient information to accurately estimate a loss at a point in time;

•	risks and uncertainties with respect to our ability to collect all amounts due from reinsurers and to maintain current levels of reinsurance in the future at commercially reasonable rates, or at all;

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

•	changes in our claims-paying and financial strength ratings;

•	negative changes in our level of statutory surplus;

•	risks and uncertainties with respect to our growth strategies;

•	our ability to declare and pay dividends;

•	changes in accounting principles and related financial reporting requirements;

•	errors or omissions in connection with the administration of any of our products;

•	risks and uncertainties with technology, data security and/or outsourcing relationships that may negatively impact our ability to conduct business;

•	an inability to be compliant with new regulations such as those relating to sanctions, Solvency II or existing regulation such as Sarbanes-Oxley;

•	unfavorable judicial or legislative developments; and

•	other factors described in such forward-looking statements.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Shares purchased in the second quarter of 2013 are as follows:

			Total Number of	Approximate Dollar Value of
			Shares Purchased as	Shares That May Yet
			Part of Publicly	be Purchased Under the
	Total Number of	Average Price	Announced Plans or	Plans or Programs
Period	Shares Purchased	Paid per Share	Programs	(in millions) (1)
April 1 - 30, 2013(2)	383,695	$48.62	379,834	$71
May 1 - 31, 2013(3)	334,594	50.39	268,034	158
June 1 - 30, 2013(4)	315,047	48.24	313,655	143

Total	1,033,336	$49.08	961,523	$143

(1)	Since the announcement of our share repurchase program on October 29, 2007, the Board has authorized us to repurchase up to $600 million in shares of our common stock, including a $100 million increase in the program in May 2013, using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions.
(2)	Includes 3,861 shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards.
(3)	Includes 66,560 shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards.
(4)	Includes 1,392 shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards.

ITEM 6 – EXHIBITS

EX – 10.1	Description of 2013-2014 Non-Employee Director Compensation.

EX – 10.2	The Hanover Insurance Group Retirement Savings Plan, as amended.

EX – 10.3	Transition Assistance and Cooperation Agreement by and between the Registrant and Marita Zuraitis dated April 29, 2013 previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 3, 2013 and incorporated herein by reference.

EX – 31.1	Certification of the Chief Executive Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX – 31.2	Certification of the Chief Financial Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX – 32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

EX – 32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

EX – 101	The following materials from The Hanover Insurance Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012; (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012; (iii) Consolidated Balance Sheets at June 30, 2013 and December 31, 2012; (iv) Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (vi) related notes to these financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hanover Insurance Group, Inc
Registrant

August 1, 2013	/s/ Frederick H. Eppinger, Jr.
Date	Frederick H. Eppinger, Jr.
President, Chief Executive Officer and Director

August 1, 2013	/s/ David B. Greenfield
Date	David B. Greenfield
Executive Vice President, Chief Financial Officer and Principal Accounting Officer