Form 10-Q
period 2013-09-30
HANOVER INSURANCE GROUP, INC.
filed 2013-11-01
CIK 944695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares outstanding of the registrant’s common stock was 43,858,956 as of October 28, 2013.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2013	2012	2013	2012
Revenues
Premiums	$1,124.7	$1,071.0	$3,309.8	$3,156.6
Net investment income	65.7	69.2	200.9	206.5
Net realized investment gains (losses):
Net realized gains from sales and other	3.1	7.2	26.5	10.4
Net other–than–temporary impairment losses on investments recognized in earnings	(2.1)	(2.2)	(3.7)	(5.7)

Total net realized investment gains	1.0	5.0	22.8	4.7

Fees and other income	10.4	12.5	31.2	38.9

Total revenues	1,201.8	1,157.7	3,564.7	3,406.7

Losses and expenses
Losses and loss adjustment expenses	695.9	708.4	2,071.4	2,101.9
Amortization of deferred acquisition costs	243.9	235.8	719.1	697.0
Interest expense	16.6	14.6	48.7	46.7
Other operating expenses	159.3	145.7	484.6	426.0

Total losses and expenses	1,115.7	1,104.5	3,323.8	3,271.6

Income before income taxes	86.1	53.2	240.9	135.1

Income tax expense (benefit):
Current	2.4	(16.9)	5.9	11.2
Deferred	22.4	29.2	54.2	22.5

Total income tax expense	24.8	12.3	60.1	33.7

Income from continuing operations	61.3	40.9	180.8	101.4
Net gain (loss) from other discontinued operations (net of tax benefit of $0.1 and $0.3 for the three months ended September 30, 2013 and September 30, 2012 and $0.1 and $0.7 for the nine months ended September 30, 2013 and September 30, 2012)	—	(0.5)	0.1	9.5

Net income	$61.3	$40.4	$180.9	$110.9

Earnings per common share:
Basic:
Income from continuing operations	$1.40	$0.92	$4.10	$2.26
Net gain (loss) from discontinued operations	—	(0.01)	—	0.21

Net income per share	$1.40	$0.91	$4.10	$2.47

Weighted average shares outstanding	43.8	44.6	44.1	44.8

Diluted:
Income from continuing operations	$1.37	$0.90	$4.03	$2.23
Net gain (loss) from discontinued operations	—	(0.01)	—	0.21

Net income per share	$1.37	$0.89	$4.03	$2.44

Weighted average shares outstanding	44.6	45.2	44.9	45.4

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2013	2012	2013	2012
Net income	$61.3	$40.4	$180.9	$110.9
Other comprehensive income (loss), net of tax:
Available-for-sale securities and derivative instruments:
Net appreciation (depreciation) during the period	(9.3)	49.4	(142.0)	133.5
Portion of other-than-temporary impairment losses transferred from (to) other comprehensive income	(0.2)	2.4	0.5	7.1

Total available-for-sale securities and derivative instruments	(9.5)	51.8	(141.5)	140.6

Pension and postretirement benefits:
Amortization recognized as net periodic benefit and postretirement cost	1.9	1.6	7.9	4.6

Cumulative foreign currency translation adjustment:
Amount recognized as cumulative foreign currency translation during the period	5.7	7.5	(4.4)	8.4

Total other comprehensive income (loss), net of tax	(1.9)	60.9	(138.0)	153.6

Comprehensive income	$59.4	$101.3	$42.9	$264.5

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except share data)	September 30, 2013	December 31, 2012
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $6,473.3 and $6,529.5)	$6,675.5	$6,952.2
Equity securities, at fair value (cost of $449.0 and $299.0)	494.1	315.8
Other investments	185.3	210.3

Total investments	7,354.9	7,478.3

Cash and cash equivalents	602.2	564.8
Accrued investment income	70.0	69.0
Premiums and accounts receivable, net	1,410.7	1,308.8
Reinsurance recoverable on paid and unpaid losses and unearned premiums	2,390.3	2,479.7
Deferred acquisition costs	521.7	489.5
Deferred income taxes	263.2	267.6
Goodwill	184.8	184.9
Other assets	544.7	511.8
Assets of discontinued operations	120.8	130.5

Total assets	$13,463.3	$13,484.9

Liabilities
Loss and loss adjustment expense reserves	$6,162.8	$6,197.0
Unearned premiums	2,645.5	2,474.8
Expenses and taxes payable	638.4	775.8
Reinsurance premiums payable	412.2	466.2
Debt	938.7	849.4
Liabilities of discontinued operations	121.5	126.3

Total liabilities	10,919.1	10,889.5

Commitments and contingencies
Shareholders’ Equity
Preferred stock, par value $0.01 per share; 20.0 million shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 300.0 million shares authorized; 60.5 million shares issued	0.6	0.6
Additional paid-in capital	1,829.6	1,787.1
Accumulated other comprehensive income	187.8	325.8
Retained earnings	1,295.2	1,211.6
Treasury stock at cost (16.9 and 16.2 million shares)	(769.0)	(729.7)

Total shareholders’ equity	2,544.2	2,595.4

Total liabilities and shareholders’ equity	$13,463.3	$13,484.9

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Nine Months Ended September 30,
(In millions)	2013	2012
Preferred Stock
Balance at beginning and end of period	$—	$—

Common Stock
Balance at beginning and end of period	0.6	0.6

Additional Paid-in Capital
Balance at beginning of period	1,787.1	1,784.8
Employee and director stock-based awards and other	42.5	0.2

Balance at end of period	1,829.6	1,785.0

Accumulated Other Comprehensive Income (Loss), net of tax
Net Unrealized Appreciation (Depreciation) on Investments and Derivative Instruments:
Balance at beginning of period	426.0	308.7
Net appreciation during the period:
Net appreciation (depreciation) on available-for-sale securities and derivative instruments	(141.5)	140.6

Balance at end of period	284.5	449.3

Defined Benefit Pension and Postretirement Plans:
Balance at beginning of period	(96.6)	(86.8)
Net amount recognized as net periodic benefit cost	7.9	4.6

Balance at end of period	(88.7)	(82.2)

Cumulative Foreign Currency Translation Adjustment:
Balance at beginning of period	(3.6)	(11.5)
Amount recognized as cumulative foreign currency translation during the period	(4.4)	8.4

Balance at end of period	(8.0)	(3.1)

Total accumulated other comprehensive income	187.8	364.0

Retained Earnings
Balance at beginning of period	1,211.6	1,211.3
Net income	180.9	110.9
Dividends to shareholders	(43.8)	(40.3)
Stock-based compensation	(53.5)	0.2

Balance at end of period	1,295.2	1,282.1

Treasury Stock
Balance at beginning of period	(729.7)	(723.1)
Shares purchased at cost	(78.2)	(20.0)
Net shares reissued at cost under employee stock-based compensation plans	38.9	10.8

Balance at end of period	(769.0)	(732.3)

Total shareholders’ equity	$2,544.2	$2,699.4

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(In millions)	2013	2012
Cash Flows From Operating Activities
Net income	$180.9	$110.9
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on repurchase of debt	11.3	—
Net realized investment gains	(22.8)	(3.8)
Net amortization and depreciation	25.4	26.0
Gain on sale of Citizens Management, Inc.	—	(10.8)
Stock-based compensation expense	8.9	9.8
Amortization of defined benefit plan costs	12.1	7.0
Deferred income taxes expense	54.1	21.9
Change in deferred acquisition costs	(32.2)	(42.6)
Change in premiums receivable, net of reinsurance premiums payable	(155.9)	(87.5)
Change in loss, loss adjustment expense and unearned premium reserves	146.5	408.0
Change in reinsurance recoverable	83.9	(170.0)
Change in expenses and taxes payable	(102.8)	(23.8)
Other, net	(27.5)	(40.5)

Net cash provided by operating activities	181.9	204.6

Cash Flows From Investing Activities
Proceeds from disposals and maturities of fixed maturities	1,130.1	1,267.4
Proceeds from disposals of equity securities and other investments	111.5	21.7
Purchase of fixed maturities	(1,090.9)	(1,601.1)
Purchase of equity securities and other investments	(228.3)	(206.1)
Proceeds from disposal of Citizens Management, Inc., net of cash transferred	—	5.2
Capital expenditures	(17.0)	(11.2)
Net payments related to derivative agreements	—	(4.4)

Net cash used in investing activities	(94.6)	(528.5)

Cash Flows From Financing Activities
Proceeds from exercise of employee stock options	21.7	1.9
Proceeds from debt borrowings, net	169.5	7.4
Decrease in cash collateral related to securities lending program	(18.1)	(6.6)
Dividends paid to shareholders	(43.8)	(40.3)
Repurchases of debt	(96.8)	(0.8)
Repurchases of common stock	(78.2)	(20.0)
Other financing activities	(3.8)	(0.2)

Net cash used in financing activities	(49.5)	(58.6)

Effect of exchange rate changes on cash	(0.5)	24.0

Net change in cash and cash equivalents	37.3	(358.5)
Net change in cash related to discontinued operations	0.1	0.1
Cash and cash equivalents, beginning of period	564.8	820.4

Cash and cash equivalents, end of period	$602.2	$462.0

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

The interim consolidated financial statements of THG include the accounts of The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America, THG’s principal U.S. domiciled property and casualty companies; Chaucer Holdings plc (“Chaucer”), a specialist insurance underwriting group which operates through the Society and Corporation of Lloyd’s (“Lloyd’s”) and certain other insurance and non-insurance subsidiaries. These legal entities conduct their operations through several business segments discussed in Note 9 – “Segment Information”. Additionally, the interim consolidated financial statements include the Company’s discontinued operations, consisting primarily of the Company’s former life insurance businesses, its accident and health business and prior to April 30, 2012, its third party administrator. All intercompany accounts and transactions have been eliminated. During the quarter, the Company increased additional paid-in capital and decreased retained earnings by $34 million to correct the classification of amounts relating to stock-based compensation in prior periods. This reclassification within shareholders’ equity had no impact on net income, assets, liabilities or total shareholders’ equity of the Company for the current or any prior period.

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

In the opinion of the Company’s management, the accompanying interim consolidated financial statements reflect all adjustments, consisting of normal recurring items, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 26, 2013.

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

3. Income Taxes

Income tax expense for the nine months ended September 30, 2013 and 2012 has been computed using estimated annual effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect current estimates of the annual effective tax rates.

For the nine months ended September 30, 2013, the tax provision is comprised of a $41.8 million U.S. federal income tax expense and $18.3 million foreign income tax expense. For the nine months ended September 30, 2012, the tax provision was comprised of a $3.4 million U.S. federal income tax expense and $30.3 million in foreign income tax expense.

Although most of the Company’s non–U.S. income is subject to U.S. federal income tax, certain of its non–U.S. income is not subject to U.S. federal income tax until repatriated. Foreign taxes on this non–U.S. income are accrued at the local foreign tax rate, as opposed to the higher U.S. statutory rate, since these earnings currently are expected to be indefinitely reinvested overseas. This assumption could change, as a result of a sale of the subsidiaries, the receipt of dividends from the subsidiaries, a change in management’s intentions, or as a result of various other events. The Company has not made a provision for U.S. taxes on $14.7 million of non-U.S. income for the nine months ended September 30, 2013. All of the Company’s non-U.S. income was subject to U.S. taxes during the same period in 2012.

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

4. Debt

Debt consists of the following:

(in millions)	September 30, 2013	December 31, 2012
Senior debentures maturing June 15, 2021	$300.0	$300.0
Senior debentures maturing March 1, 2020	200.0	200.0
Senior debentures maturing October 15, 2025	81.2	120.9
Subordinated debentures maturing March 30, 2053	175.0	—
Subordinated debentures maturing February 3, 2027	59.7	59.7
FHLBB borrowings (secured)	125.0	171.3

Total principal debt	$940.9	$851.9
Unamortized debt discount	(2.2)	(2.5)

Total	$938.7	$849.4

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

As collateral to FHLBB, Hanover Insurance pledged government agency securities with a fair value of $145.2 million and $200.8 million, for the aggregate borrowings of $125.0 million and $171.3 million as of September 30, 2013 and December 31, 2012, respectively. The amount of required collateral decreased in conjunction with the repayment of the $46.3 million of FHLBB advances. The fair value of the collateral pledged must be maintained at certain specified levels of the borrowed amount, which can vary depending on the type of assets pledged. If the fair value of this collateral declines below these specified levels, Hanover Insurance would be required to pledge additional collateral or repay outstanding borrowings. Hanover Insurance is permitted to voluntarily repay the outstanding borrowings at any time, subject to a repayment fee. As a requirement of membership in the FHLBB, Hanover Insurance maintains a certain level of investment in FHLBB stock. Total holdings of FHLBB stock were $9.3 million and $9.7 million at September 30, 2013 and December 31, 2012, respectively.

At September 30, 2013, the Company was in compliance with the covenants associated with all of its debt indentures and credit arrangements.

5. Investments

A. Fixed maturities and equity securities

The amortized cost and fair value of available-for-sale fixed maturities and the cost and fair value of equity securities were as follows:

	September 30, 2013
(in millions)	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI Unrealized Losses
Fixed maturities:
U.S. Treasury and government agencies	$376.3	$4.6	$10.4	$370.5	$—
Foreign government	286.6	2.6	0.8	288.4	—
Municipal	1,062.0	47.4	12.5	1,096.9	—
Corporate	3,532.7	183.6	34.4	3,681.9	8.6
Residential mortgage-backed	694.0	22.7	9.6	707.1	1.7
Commercial mortgage-backed	349.1	11.2	4.4	355.9	—
Asset-backed	172.6	2.5	0.3	174.8	—

Total fixed maturities	$6,473.3	$274.6	$72.4	$6,675.5	$10.3

Equity securities	$449.0	$50.5	$5.4	$494.1	$—

	December 31, 2012
(in millions)	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI Unrealized Losses
Fixed maturities:
U.S. Treasury and government agencies	$317.2	$8.8	$0.4	$325.6	$—
Foreign government	348.5	4.6	0.2	352.9	—
Municipal	1,010.2	87.2	1.1	1,096.3	—
Corporate	3,512.8	275.4	14.8	3,773.4	9.3
Residential mortgage-backed	769.0	39.4	3.2	805.2	1.7
Commercial mortgage-backed	373.3	23.2	0.3	396.2	—
Asset-backed	198.5	4.1	—	202.6	—

Total fixed maturities	$6,529.5	$442.7	$20.0	$6,952.2	$11.0

Equity securities	$299.0	$21.6	$4.8	$315.8	$—

Other-than-temporary impairments (“OTTI”) unrealized losses in the tables above represent OTTI recognized in accumulated other comprehensive income. This amount excludes net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date of $16.4 million and $20.5 million as of September 30, 2013 and December 31, 2012, respectively.

The amortized cost and fair value by maturity periods for fixed maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or the Company may have the right to put or sell the obligations back to the issuers.

(in millions)	September 30, 2013
	Amortized Cost	Fair Value
Due in one year or less	$444.7	$450.6
Due after one year through five years	2,216.9	2,321.5
Due after five years through ten years	1,904.4	1,959.0
Due after ten years	691.6	706.6

	5,257.6	5,437.7
Mortgage-backed and asset-backed securities	1,215.7	1,237.8

Total fixed maturities	$6,473.3	$6,675.5

B. Securities in an unrealized loss position

The following tables provide information about the Company’s fixed maturities and equity securities that were in an unrealized loss position at September 30, 2013 and December 31, 2012.

	September 30, 2013
	12 months or less		Greater than 12 months		Total
(in millions)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Fixed maturities:
Investment grade:
U.S. Treasury and government agencies	$10.3	$178.4	$0.1	$4.6	$10.4	$183.0
Foreign governments	0.7	73.1	0.1	15.5	0.8	88.6
Municipal	11.5	277.1	1.0	17.8	12.5	294.9
Corporate	20.1	666.2	6.8	37.5	26.9	703.7
Residential mortgage-backed	7.5	218.5	1.6	10.9	9.1	229.4
Commercial mortgage-backed	4.4	113.8	—	0.9	4.4	114.7
Asset-backed	0.3	41.3	—	0.2	0.3	41.5

Total investment grade	54.8	1,568.4	9.6	87.4	64.4	1,655.8

Below investment grade:
Corporate	4.4	91.9	3.1	27.8	7.5	119.7
Residential mortgage-backed	0.1	3.0	0.4	1.6	0.5	4.6

Total below investment grade	4.5	94.9	3.5	29.4	8.0	124.3

Total fixed maturities	59.3	1,663.3	13.1	116.8	72.4	1,780.1

Equity securities	3.6	128.7	1.8	3.9	5.4	132.6

Total	$62.9	$1,792.0	$14.9	$120.7	$77.8	$1,912.7

	December 31, 2012
	12 months or less		Greater than 12 months		Total
(in millions)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Fixed maturities:
Investment grade:
U.S. Treasury and government agencies	$0.2	$89.5	$0.2	$8.5	$0.4	$98.0
Foreign governments	0.2	81.2	—	0.4	0.2	81.6
Municipal	0.5	61.9	0.6	24.0	1.1	85.9
Corporate	1.8	224.8	6.6	59.0	8.4	283.8
Residential mortgage-backed	0.5	47.3	2.0	9.4	2.5	56.7
Commercial mortgage-backed	0.2	29.9	0.1	4.9	0.3	34.8
Asset-backed	—	11.4	—	0.3	—	11.7

Total investment grade	3.4	546.0	9.5	106.5	12.9	652.5

Below investment grade:
Municipal	—	—	—	2.0	—	2.0
Corporate	1.1	26.6	5.3	50.6	6.4	77.2
Residential mortgage-backed	0.1	1.6	0.6	2.5	0.7	4.1

Total below investment grade	1.2	28.2	5.9	55.1	7.1	83.3

Total fixed maturities	4.6	574.2	15.4	161.6	20.0	735.8

Equity securities	4.8	74.4	—	—	4.8	74.4

Total	$9.4	$648.6	$15.4	$161.6	$24.8	$810.2

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

C. Proceeds from sales

The proceeds from sales of available-for-sale securities and gross realized gains and losses on those sales, were as follows:

	Three Months Ended September 30,
	2013			2012
(in millions)	Proceeds from Sales	Gross Gains	Gross Losses	Proceeds from Sales	Gross Gains	Gross Losses
Fixed maturities	$83.3	$1.0	$0.9	$78.8	$2.3	$0.3
Equity securities	$10.8	$1.5	$—	$13.6	$2.4	$—

	Nine Months Ended September 30,
	2013			2012
(in millions)	Proceeds from Sales	Gross Gains	Gross Losses	Proceeds from Sales	Gross Gains	Gross Losses
Fixed maturities	$369.0	$5.6	$1.9	$486.8	$8.9	$1.9
Equity securities	$89.7	$18.5	$0.3	$17.1	$2.9	$0.2

D. Other-than-temporary impairments

For the three months ended September 30, 2013, total OTTI of fixed maturities and equity securities were $2.5 million. Of this amount, $2.1 million was recognized in earnings and the remaining $0.4 million was recorded as unrealized losses in accumulated other comprehensive income. For the first nine months of 2013, total OTTI of fixed maturities and equity securities were $4.5 million. Of this amount, $3.7 million was recognized in earnings and the remaining $0.8 million was recorded as unrealized losses in accumulated other comprehensive income.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Credit losses at beginning of period	$7.3	$13.8	$8.6	$14.5
Credit losses for which an OTTI was not previously recognized	0.1	0.1	0.4	0.5
Additional credit losses on securities for which an OTTI was previously recognized	—	—	0.2	0.6
Reductions for securities sold, matured or called	(0.1)	(2.5)	(1.9)	(4.2)
Reductions for securities reclassified as intended to sell	—	(0.2)	—	(0.2)

Credit losses at the end of period	$7.3	$11.2	$7.3	$11.2

E. Funds at Lloyd’s

In accordance with Lloyd’s operating guidelines, the Company deposits funds at Lloyd’s to support underwriting operations. These funds are available only to fund claim obligations. These assets consisted of approximately $341 million of fixed maturities and $28 million of cash and cash equivalents as of September 30, 2013. The Company also deposits funds with various state and governmental authorities in the U.S. For a discussion of the Company’s deposits with state and governmental authorities, see also Note 3 – “Investments” of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

The estimated fair value of the financial instruments were as follows:

(in millions)	September 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and cash equivalents	$602.2	$602.2	$564.8	$564.8
Fixed maturities	6,675.5	6,675.5	6,952.2	6,952.2
Equity securities	494.1	494.1	315.8	315.8
Other investments	165.5	165.9	188.9	189.4

Total financial assets	$7,937.3	$7,937.7	$8,021.7	$8,022.2

Financial Liabilities
Debt	$938.7	$1,005.3	$849.4	$995.2

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

The following tables provide, for each hierarchy level, the Company’s assets that were measured at fair value on a recurring basis.

	September 30, 2013
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$370.5	$167.1	$203.4	$—
Foreign government	288.4	39.2	249.2	—
Municipal	1,096.9	—	1,070.0	26.9
Corporate	3,681.9	—	3,662.3	19.6
Residential mortgage-backed, U.S. agency backed	541.5	—	541.5	—
Residential mortgage-backed, non-agency	165.6	—	165.1	0.5
Commercial mortgage-backed	355.9	—	332.7	23.2
Asset-backed	174.8	—	174.8	—

Total fixed maturities	6,675.5	206.3	6,399.0	70.2
Equity securities	484.8	453.3	—	31.5
Other investments	153.8	—	150.2	3.6

Total investment assets at fair value	$7,314.1	$659.6	$6,549.2	$105.3

	December 31, 2012
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$325.6	$144.2	$181.4	$—
Foreign government	352.9	60.9	292.0	—
Municipal	1,096.3	—	1,076.9	19.4
Corporate	3,773.4	—	3,747.0	26.4
Residential mortgage-backed, U.S. agency backed	610.8	—	610.8	—
Residential mortgage-backed, non-agency	194.4	—	193.7	0.7
Commercial mortgage-backed	396.2	—	369.5	26.7
Asset-backed	202.6	—	201.1	1.5

Total fixed maturities	6,952.2	205.1	6,672.4	74.7
Equity securities	306.1	226.9	54.8	24.4
Other investments	172.8	—	169.2	3.6

Total investment assets at fair value	$7,431.1	$432.0	$6,896.4	$102.7

The following tables provide, for each hierarchy level, the Company’s estimated fair values of financial instruments that were not carried at fair value:

	September 30, 2013
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$602.2	$602.2	$—	$—
Equity securities	9.3	—	9.3	—
Other investments	12.1	—	2.9	9.2
Liabilities:
Debt	$1,005.3	$—	$1,005.3	$—

	December 31, 2012
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$564.8	$564.8	$—	$—
Equity securities	9.7	—	9.7	—
Other investments	16.6	—	4.8	11.8
Liabilities:
Debt	$995.2	$—	$995.2	$—

The tables below provide a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fixed Maturities
(in millions)	Municipal	Corporate	Residential mortgage- backed, non- agency	Commercial mortgage- backed	Asset- backed	Total	Equity and Other	Total Assets
Three Months Ended September 30, 2013
Balance July 1, 2013	$27.9	$19.5	$0.6	$23.6	$—	$71.6	$32.3	$103.9
Total gains (losses):
Included in other comprehensive income -net appreciation (depreciation) on available-for-sale securities	(0.1)	0.1	—	—	—	—	2.8	2.8
Sales	(0.9)	—	(0.1)	(0.4)	—	(1.4)	—	(1.4)

Balance September 30, 2013	$26.9	$19.6	$0.5	$23.2	$—	$70.2	$35.1	$105.3

Three Months Ended September 30, 2012
Balance July 1, 2012	$16.9	$27.4	$0.6	$27.4	$1.1	$73.4	$29.2	$102.6
Transfers into Level 3	2.6	—	—	—	—	2.6	—	2.6
Total gains (losses):
Included in earnings	—	0.1	—	—	—	0.1	—	0.1
Included in other comprehensive income -net appreciation (depreciation) on available-for-sale securities	0.3	—	—	0.6	—	0.9	(1.7)	(0.8)
Purchases and sales:
Purchases	—	—	0.1	—	—	0.1	—	0.1
Sales	(0.2)	(0.1)	—	(0.6)	—	(0.9)	—	(0.9)

Balance September 30, 2012	$19.6	$27.4	$0.7	$27.4	$1.1	$76.2	$27.5	$103.7

	Fixed Maturities
(in millions)	Municipal	Corporate	Residential mortgage- backed, non- agency	Commercial mortgage- backed	Asset- backed	Total	Equity and Other	Total Assets
Nine Months Ended September 30, 2013
Balance January 1, 2013	$19.4	$26.4	$0.7	$26.7	$1.5	$74.7	$28.0	$102.7
Transfers into Level 3	9.7	0.2	—	—	—	9.9	—	9.9
Transfers out of Level 3	—	(2.2)	—	—	(1.5)	(3.7)	(0.9)	(4.6)
Total gains (losses):
Included in earnings	—	0.4	—	—	—	0.4	—	0.4
Included in other comprehensive income -net appreciation (depreciation) on available-for-sale securities	(0.4)	(0.9)	—	(1.4)	—	(2.7)	8.0	5.3
Sales	(1.8)	(4.3)	(0.2)	(2.1)	—	(8.4)	—	(8.4)

Balance September 30, 2013	$26.9	$19.6	$0.5	$23.2	$—	$70.2	$35.1	$105.3

Nine Months Ended September 30, 2012
Balance January 1, 2012	$13.6	$23.8	$5.2	$23.7	$9.2	$75.5	$27.0	$102.5
Transfers into Level 3	2.6	4.3	—	—	—	6.9	0.1	7.0
Transfers out of Level 3	—	(2.1)	—	—	(8.7)	(10.8)	—	(10.8)
Total gains (losses):
Included in earnings	—	0.4	—	—	—	0.4	(0.2)	0.2
Included in other comprehensive income -net appreciation (depreciation) on available-for-sale securities	1.0	0.5	0.1	(0.1)	—	1.5	1.3	2.8
Purchases and sales:
Purchases	3.0	1.5	0.1	5.2	1.0	10.8	—	10.8
Sales	(0.6)	(1.0)	(4.7)	(1.4)	(0.4)	(8.1)	(0.7)	(8.8)

Balance September 30, 2012	$19.6	$27.4	$0.7	$27.4	$1.1	$76.2	$27.5	$103.7

There were no transfers between Level 2 and Level 3 during the three months ended September 30, 2013. During the three months ended September 30, 2012 and nine months ended September 30, 2013 and 2012, the Company transferred fixed maturities between Level 2 and Level 3 primarily as a result of assessing the significance of unobservable inputs on the fair value measurement. There were no transfers between Level 1 and Level 2 during the three months or the nine months ended September 30, 2013 or 2012.

For the three months ended September 30, 2013, there were no gains or losses due to changes in fair value that were recorded in net income for Level 3 assets. The following table summarizes gains and losses due to changes in fair value that were recorded in net income for Level 3 assets:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2012	2013	2012
(in millions)	Net Realized Investment Gains	Net Realized Investment Gains (Losses)
Level 3 Assets:
Fixed maturities:
Corporate	$0.1	$0.4	$0.4
Equity securities	—	—	(0.2)

Total assets	$0.1	$0.4	$0.2

There were no Level 3 liabilities held by the Company for the three and nine months ended September 30, 2013 and 2012.

The following table provides quantitative information about the significant unobservable inputs used by the Company in the fair value measurements of Level 3 assets. Where discounted cash flows were used in the valuation of fixed maturities, the internally-developed discount rate was adjusted by the significant unobservable inputs shown in the table. Valuations for securities based on broker quotes for which there was a lack of transparency as to inputs used to develop the valuations have been excluded.

			September 30, 2013		December 31, 2012
(in millions)	Valuation Technique	Significant Unobservable Inputs	Fair Value	Range (Wtd Average)	Fair Value	Range (Wtd Average)
Fixed maturities:
Municipal	Discounted cash flow	Discount for:	$26.9		$19.4
		Small issue size		1.0-4.0% (2.3%)		1.0-4.0% (3.1%)
		Above-market coupon		0.3-1.0% (0.5%)		0.3-1.0% (0.5%)
		Long maturity		NA		0.5% (0.5%)
Corporate	Discounted cash flow	Discount for:	19.4		26.4
		Credit stress		1.0-2.0% (1.0%)		1.0-3.0% (1.1%)
		Above-market coupon		0.3-1.0% (0.6%)		0.3-1.0% (0.7%)
		Small issue size		0.3-2.0% (0.5%)		0.3-3.0% (0.5%)
		Long maturity		NA		0.5% (0.5%)
Residential mortgage-backed, non-agency	Discounted cash flow	Discount for:	0.5		0.7
		Small issue size		0.5% (0.5%)		0.5% (0.5%)
Commercial mortgage-backed	Discounted cash flow	Discount for:	23.2		26.7
		Credit stress		0.5% (0.5%)		1.0% (1.0%)
		Small issue size		0.5% (0.5%)		0.5% (0.5%)
		Above-market coupon		0.3-0.8% (0.4%)		0.3-0.8% (0.4%)
		Lease structure		0.3% (0.3%)		0.3% (0.3%)
		Long maturity		NA		0.5-0.8% (0.7%)
Asset backed	Discounted cash flow	Discount for:	—		1.5
		Small issue size		NA		0.7-2.0% (1.6%)
Equity securities	Market comparables	Net tangible asset	31.4		24.3
		market multiples		1.1X (1.1X)		0.9X (0.9X)
Other	Discounted cash flow	Discount rate	3.6	18.0% (18.0%)	3.6	18.0% (18.0%)

Significant increases (decreases) in any of the above inputs in isolation would result in a significantly lower (higher) fair value measurement. There were no interrelationships between these inputs which might magnify or mitigate the effect of changes in unobservable inputs on the fair value measurement.

7. Pension and Other Postretirement Benefit Plans

The components of net periodic pension cost for defined benefit pension and other postretirement benefit plans included in the Company’s results of operations are as follows:

	Three Months Ended September 30,
(in millions)	2013	2012	2013	2012
	Pension Plans		Postretirement Plans
Service cost - benefits earned during the period	$0.4	$0.4	$—	$—
Interest cost	8.0	8.8	0.2	0.6
Expected return on plan assets	(8.9)	(9.6)	—	—
Recognized net actuarial loss	3.7	3.2	0.1	0.1
Amortization of prior service cost	—	0.1	(0.9)	(1.0)

Net periodic pension cost (benefit)	$3.2	$2.9	$(0.6)	$(0.3)

	Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
	Pension Plans		Postretirement Plans
Service cost - benefits earned during the period	$1.3	$1.2	$0.1	$0.1
Interest cost	23.9	26.4	1.0	1.6
Expected return on plan assets	(26.7)	(29.0)	—	—
Recognized net actuarial loss	11.0	9.6	0.2	0.2
Amortization of prior service cost	—	0.1	(2.8)	(2.9)
Net settlement gain	—	—	(1.6)	—

Net periodic pension cost (benefit)	$9.5	$8.3	$(3.1)	$(1.0)

In May 2013, the Company settled and defeased the life insurance portion of its postretirement benefits by decreasing the level of death benefits and concurrently guaranteeing the remaining benefits through the purchase of life insurance policies for the plan beneficiaries from an unaffiliated life insurer, resulting in a net settlement gain.

8. Other Comprehensive Income

The following table provides changes in other comprehensive income.

	Three Months Ended September 30,
	2013			2012
(in millions)	Pre-Tax	Tax Benefit (Expense)	Net of Tax	Pre-Tax	Tax Benefit (Expense)	Net of Tax
Unrealized gains (losses) on available-for-sale securities and derivative instruments:
Unrealized gains (losses) arising during period	$(7.1)	$2.2	$(4.9)	$90.2	$(31.9)	$58.3
Less:
Amount of realized gains from sales and other	3.9	2.1	6.0	5.9	2.1	8.0
Portion of other-than-temporary impairment losses recognized in earnings	(2.1)	0.7	(1.4)	(2.3)	0.8	(1.5)

Net unrealized gains (losses)	(8.9)	(0.6)	(9.5)	86.6	(34.8)	51.8
Pension and postretirement benefits:
Amortization of net actuarial loss and prior service cost recognized as net periodic benefit cost	2.9	(1.0)	1.9	2.4	(0.8)	1.6
Cumulative foreign currency translation adjustment:
Foreign currency translation recognized during the period	8.7	(3.0)	5.7	11.6	(4.1)	7.5

Other comprehensive income (loss)	$2.7	$(4.6)	$(1.9)	$100.6	$(39.7)	$60.9

	Nine Months Ended September 30,
	2013			2012
(in millions)	Pre-Tax	Tax Benefit (Expense)	Net of Tax	Pre-Tax	Tax Benefit (Expense)	Net of Tax
Unrealized gains (losses) on available-for-sale securities and derivative instruments:
Unrealized gains (losses) arising during period (net of pre-tax, ceded unrealized losses of $0.8 million for the nine months ended September 30, 2013)	$(172.1)	$60.1	$(112.0)	$191.1	$(35.6)	$155.5
Less:
Amount of realized gains from sales and other	27.7	4.2	31.9	13.8	5.9	19.7
Portion of other-than-temporary impairment losses recognized in earnings	(3.7)	1.3	(2.4)	(6.8)	2.0	(4.8)

Net unrealized gains (losses)	(196.1)	54.6	(141.5)	184.1	(43.5)	140.6
Pension and postretirement benefits:
Amortization of net actuarial loss and prior service cost recognized as net periodic benefit cost	12.1	(4.2)	7.9	7.0	(2.4)	4.6
Cumulative foreign currency translation adjustment:
Foreign currency translation recognized during the period	(6.8)	2.4	(4.4)	13.0	(4.6)	8.4

Other comprehensive income (loss)	$(190.8)	$52.8	$(138.0)	$204.1	$(50.5)	$153.6

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2013	2012	2013	2012
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income				Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains (losses) on available-for-sale securities and derivative instruments	$3.9	$5.9	$27.7	$13.9	Net realized gains from sales and other
	(2.1)	(2.2)	(3.7)	(5.7)	Net other-than-temporary impairment losses on investments recognized in earnings
Other	—	(0.1)	—	(0.3)

	1.8	3.6	24.0	7.9	Total before tax
	2.8	2.9	5.5	7.9	Tax benefit (expense)

	4.6	6.5	29.5	15.8
	—	—	—	(0.9)	Discontinued operations, net of tax

	4.6	6.5	29.5	14.9	Net of tax

Amortization of defined benefit pension and postretirement plans	2.9	2.4	12.1	7.0	Loss adjustment expenses and other operating expenses
	(1.0)	(0.8)	(4.2)	(2.4)	Tax benefit (expense)

	1.9	1.6	7.9	4.6	Net of tax

Total reclassifications for the period	$6.5	$8.1	$37.4	$19.5	Net of tax

The amount reclassified from accumulated other comprehensive income for the pension and postretirement benefits was allocated approximately 40% to loss adjustment expenses and 60% to other operating expenses for both the three and nine months ended September 30, 2013 and 2012.

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

Summarized below is financial information with respect to the Company’s business segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Operating revenues:
Commercial Lines	$530.0	$498.9	$1,568.4	$1,461.9
Personal Lines	385.1	391.6	1,165.1	1,168.8
Chaucer	283.4	259.2	800.8	762.7
Other	2.3	3.0	7.6	8.6

Total	1,200.8	1,152.7	3,541.9	3,402.0
Net realized investment gains	1.0	5.0	22.8	4.7

Total revenues	$1,201.8	$1,157.7	$3,564.7	$3,406.7

Operating income (loss) before income taxes:
Commercial Lines:
GAAP underwriting gain (loss)	$2.8	$(27.8)	$(9.8)	$(75.0)
Net investment income	35.3	35.6	107.4	106.3
Other income	0.4	0.3	0.1	1.3

Commercial Lines operating income	38.5	8.1	97.7	32.6

Personal Lines:
GAAP underwriting income (loss)	18.0	(8.4)	27.8	(14.6)
Net investment income	18.6	21.6	56.7	64.5
Other income	1.1	1.5	3.6	4.6

Personal Lines operating income	37.7	14.7	88.1	54.5

Chaucer:
GAAP underwriting income	20.8	30.7	78.5	64.6
Net investment income	10.2	10.2	31.4	29.8
Other income	1.4	1.1	0.3	2.9

Chaucer operating income	32.4	42.0	110.2	97.3

Other:
GAAP underwriting loss	(0.2)	(1.1)	(2.3)	(2.3)
Net investment income	1.6	1.7	5.4	5.7
Other net expenses	(2.8)	(2.5)	(8.6)	(8.2)

Other operating loss	(1.4)	(1.9)	(5.5)	(4.8)

Operating income before interest expense and income taxes	107.2	62.9	290.5	179.6
Interest on debt	(16.6)	(14.6)	(48.7)	(46.7)

Operating income before income taxes	90.6	48.3	241.8	132.9
Non-operating income items:
Net realized investment gains	1.0	5.0	22.8	4.7
Loss on real estate	(4.7)	—	(4.7)	—
Net loss from repayment of debt	—	—	(19.1)	—
Net benefit (costs) related to acquired businesses	(0.2)	0.2	—	(2.2)
Net foreign exchange gains (losses)	(0.6)	(0.3)	0.1	(0.3)

Income before income taxes	$86.1	$53.2	$240.9	$135.1

The Company recognized $7.5 million in net foreign currency transaction gains in the Statement of Income during the three months ended September 30, 2013 compared to $1.0 million in net foreign currency losses during the three months ended September 30, 2012. The Company recognized $0.2 million in net foreign currency transaction losses in the Statement of Income during the nine months ended September 30, 2013 compared to $3.0 million in net foreign currency gains during the nine months ended September 30, 2012.

In September 2013, the Company decided to consolidate its operations in Howell, Michigan from two buildings into one building. This resulted in a plan to relocate the employees and pursue the sale of one of the buildings. Accordingly, the Company recognized a loss of $4.7 million. This is included in other operating expenses in the Consolidated Statements of Income during the three and nine months ended September 30, 2013.

The following table provides identifiable assets for the Company’s business segments and discontinued operations:

(in millions)	September 30, 2013	December 31, 2012
	Identifiable Assets
U.S. Companies	$8,918.4	$8,909.6
Chaucer	4,424.1	4,444.8
Discontinued operations	120.8	130.5

Total	$13,463.3	$13,484.9

The Company reviews the assets of its U.S. Companies collectively and does not allocate them between the Commercial Lines, Personal Lines and Other segments.

10. Stock-based Compensation

Compensation cost and the related tax benefits were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2013	2012	2013	2012
Stock-based compensation expense	$3.2	$3.5	$8.9	$9.8
Tax benefit	(1.1)	(1.2)	(3.1)	(3.4)

Stock-based compensation expense, net of taxes	$2.1	$2.3	$5.8	$6.4

Stock Options

Information on the Company’s stock option plans is summarized below.

	Nine Months Ended September 30,
	2013		2012
(in whole shares and dollars)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	2,892,882	$38.28	2,715,430	$38.57
Granted	537,800	42.53	517,500	36.81
Exercised	(965,861)	33.80	(56,874)	29.33
Forfeited or cancelled	(183,250)	41.60	(90,574)	41.84
Expired	—	—	(159,850)	44.05

Outstanding, end of period	2,281,571	40.91	2,925,632	38.06

Restricted Stock Units

The following tables summarize activity information about employee restricted stock units:

	Nine Months Ended September 30,
	2013		2012
(in whole shares and dollars)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Time-based restricted stock units:
Outstanding, beginning of period	750,837	$40.15	768,529	$40.17
Granted	139,682	43.21	172,691	36.99
Vested	(265,209)	39.59	(127,966)	35.66
Forfeited	(60,042)	41.25	(43,105)	40.35

Outstanding, end of period	565,268	41.05	770,149	40.19

Performance-based and market-based restricted stock units:
Outstanding, beginning of period	132,775	$39.97	69,500	$45.37
Granted	82,795	41.85	94,000	36.75
Forfeited	(22,700)	40.83	(1,125)	41.16

Outstanding, end of period	192,870	40.68	162,375	40.34

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

11. Earnings Per Share and Shareholders’ Equity Transactions

The following table provides weighted average share information used in the calculation of the Company’s basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2013	2012	2013	2012

Basic shares used in the calculation of earnings per share	43.8	44.6	44.1	44.8
Dilutive effect of securities:
Employee stock options	0.4	0.2	0.3	0.2
Non-vested stock grants	0.4	0.4	0.5	0.4

Diluted shares used in the calculation of earnings per share	44.6	45.2	44.9	45.4

Per share effect of dilutive securities on income (loss) from continuing operations and net income (loss)	$(0.03)	$(0.02)	$(0.07)	$(0.03)

Diluted earnings per share for the three months ended September 30, 2012 excludes 2.1 million of common shares issuable under the Company’s stock compensation plans, because their effect would be antidilutive. All of the common shares issuable under the Company’s stock compensation plan were included in the diluted earnings per share for the three months ended September 30, 2013. Diluted earnings per share for the nine months ended September 30, 2013 and 2012 excludes 0.7 million and 1.8 million, respectively, of common shares issuable under the Company’s stock compensation plans, because their effect would be antidilutive.

Since October 2007 and through September 2013, the Company’s Board of Directors has authorized aggregate repurchases of the Company’s common stock of up to $600 million, including a $100 million increase in the program in May 2013. As of September 30, 2013, the Company has $137.0 million available for repurchases under these repurchase authorizations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. The Company is not required to purchase any specific number of shares or to make purchases by any certain date under this program. During the first nine months of 2013, the Company purchased 1.6 million shares of the Company’s common stock at a cost of $78.2 million.

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

The Plaintiff filed an Amended Complaint adding two new named plaintiffs and additional claims on December 11, 2009. In response, the Company filed a Motion to Dismiss on January 30, 2010. In addition to the pending claim challenging the calculation of lump sum distributions, the Amended Complaint included: (a) a claim that the Plan failed to calculate participants’ account balances and lump sum payments properly because interest credits were based solely upon the performance of each participant’s selection from among various hypothetical investment options (as the Plan provided) rather than crediting the greater of that performance or the 30 year Treasury rate; (b) a claim that the 2004 Plan amendment, which changed interest crediting for all participants from the performance of participant’s investment selections to the 30 year Treasury rate, reduced benefits in violation of the Employee Retirement Income Security Act of 1974 (“ERISA”) for participants who had account balances as of the amendment date by not continuing to provide them performance-based interest crediting on those balances; and (c) claims against the Company for breach of fiduciary duty and ERISA notice requirements arising from the various interest crediting and lump sum distribution matters of which Plaintiffs complain. The District Court granted the Company’s Motion to Dismiss the additional claims on statute of limitations grounds by a Memorandum Opinion dated March 31, 2011, leaving the claims substantially as set forth in the original March 12, 2007 complaint. Plaintiffs filed a Motion for Reconsideration of the District Court’s decision to dismiss the additional claims, which was denied with respect to the claims set forth in (a) and (b) above; however, the Court did allow the fiduciary duty claim regarding plaintiffs’ “whipsaw” claim to stand. On June 22, 2012, the Company and the Plan filed a Partial Motion for Summary Judgment to dismiss the claims of one of the plaintiffs who received his lump sum distribution after December 31, 2003, on the basis that certain amendments to the Plan effective January 1, 2004 eliminated any basis for payment of an additional “whipsaw” amount to participants who received lump sum distributions after December 31, 2003. On December 13, 2012, the Court held this motion in abeyance pending a ruling on Plaintiffs’ Motion for Class Certification. Plaintiffs filed their Motion for Class Certification on January 14, 2013. On February 8, 2013, the Company and the Plan informed the Court that they did not oppose the certification of a class. On October 2, 2013, the Court granted the Company and the Plan’s Partial Motion for Summary Judgment and dismissed with prejudice the claims of the named plaintiff and putative class members who received lump sum distributions after December 31, 2003. The Court also granted the Plaintiffs’ unopposed motion for class certification as to the remaining members of the putative class. In a hearing on October 23, 2013, Plaintiffs argued that the Court’s October 2, 2013 dismissal order only applied to the claims of the named plaintiff and not the claims of similarly situated putative class members. The Company opposed this argument. The Court said it would consider the parties’ positions and issue an order clarifying the scope of the dismissal order.

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

Operating income (formally referred to as segment income) before interest expense and income taxes was $290.5 million for the nine months ended September 30, 2013, compared to $179.6 million in the same period in 2012, an increase of $110.9 million. This increase is primarily due to lower catastrophe and non-catastrophe related losses in the first nine months of 2013, and higher favorable development on prior years’ loss and loss adjustment expense (“LAE”) reserves (“prior years’ loss reserves”). Pre-tax catastrophe losses were $112.1 million for the nine months ended September 30, 2013, compared to $166.6 million in the same period in 2012, a decrease of $54.5 million. There was favorable development on prior years’ loss reserves of $57.4 million for the nine months ended September 30, 2013, compared to favorable development of $8.3 million in the same period in 2012.

In several recent years, weather-related catastrophe and non-catastrophe losses have been in excess of longer term averages. Pricing in our Commercial and Personal Lines remains strong as the industry continues to respond to these recent weather-related losses, as well as to the earnings impact of reduced investment income as a result of low interest rates, and other factors. We are continuing efforts to improve our underwriting results in both our Commercial and Personal Lines, including through rate increases and improvements to our mix of business.

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

We believe these efforts have driven, and will continue to drive, improvement in our overall mix of business and ultimately our underwriting profitability. Commercial Lines net premiums written grew by 4.8% in the first nine months of 2013, driven by our core commercial businesses. This growth is primarily due to rate increases, strong retention and targeted new business expansion.

Underwriting results improved in the first nine months of 2013, as compared to the same period in 2012, primarily due to decreased catastrophe related losses in the current year and to lower unfavorable development on prior years’ loss reserves. Unfavorable development on prior years’ loss reserves in the first nine months of 2013 was $3.0 million, compared to unfavorable development of $19.4 million during 2012.

The competitive nature of the Commercial Lines market requires us to be highly disciplined in our underwriting process to ensure that we write business at acceptable margins. Also, we continue to seek rate increases across our lines of business. Rate actions in our commercial automobile and workers’ compensation lines, and our property coverages in our commercial multiple peril line, have been supported by industry wide loss trends and severity.

Personal Lines

Personal Lines focuses on partnering with high quality, value-oriented agencies that deliver consultative selling and stress the importance of account rounding (the conversion of single policy customers to accounts with multiple policies and additional coverages). Approximately 74% of our policies in force are account business. We are focused on making investments that help maintain profitability, build a distinctive position in the market, help diversify us geographically from our historical core states of Michigan, Massachusetts, New York and New Jersey, and provide us with profitable growth opportunities.

Underwriting results improved in the first nine months of 2013, as compared to the same period in 2012, primarily due to lower catastrophe losses, improved non-catastrophe current accident year results and lower net unfavorable development on prior years’ loss reserves. Unfavorable development on prior years’ loss reserves for the nine months ended September 30, 2013 was $10.5 million, compared to unfavorable development of $15.2 million for the nine months ended September 30, 2012. We continue to seek additional rate increases, subject to regulatory and competitive considerations, in our personal automobile line, particularly as a result of recent trends of higher loss severity in bodily injury and personal injury protection claims. We also continue to seek rate increases in our homeowners lines as a result of the catastrophe and non-catastrophe weather-related losses that the industry experienced in the past several years.

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

Underwriting results improved in the first nine months of 2013, as compared to the same period in 2012, primarily due to higher favorable development on prior years’ loss reserves. Favorable development on prior years’ loss reserves for the nine months ended September 30, 2013 was $71.8 million, compared to $43.9 million for the nine months ended September 30, 2012, a change of $27.9 million. Chaucer net premiums written grew by 16.4% in the first nine months of 2013, primarily due to an increase in Chaucer’s economic interests in Syndicate 1084 to 98% for 2013, up from 84% in 2012. We also benefited from favorable rates in the certain marine and property lines, following recent high levels of insured market losses. Rates in the energy market remained under pressure following an absence of major losses in 2012 and the first nine months of 2013. Also, net premiums written in our energy line were lower due to a reduction of estimated premiums for both the exploration and production coverage class and the construction coverage class. The aviation and casualty markets continued to remain soft as a result of low loss activity and industry over-capacity. U.K. motor market rates continued their modest decline, following the significant increases in 2010 and 2011. In response, we continue to actively manage Chaucer’s underwriting portfolio, using our expertise, distinctive underwriting capabilities and market knowledge to target specific attractive underwriting opportunities despite an uncertain international Lloyd’s market environment.

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

Results of Operations – Consolidated

Consolidated net income for the three months ended September 30, 2013 was $61.3 million, compared to $40.4 million for the three months ended September 30, 2012, an increase of $20.9 million. Consolidated net income for the nine months ended September 30, 2013 was $180.9 million, compared to $110.9 million for the nine months ended September 30, 2012, an increase of $70.0 million. The increase in both periods is primarily due to improved operating results after taxes, which was principally attributable to a decrease in catastrophe losses and higher favorable development on prior years’ loss reserves. In addition, for the nine months ended September 30, 2013, net income increased as a result of higher realized gains from the sale of securities, partially offset by losses resulting from the repayment of debt.

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

The following table reflects operating income and a reconciliation of total operating income to consolidated net income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012

Operating income (loss) before interest expense and income taxes:
Commercial Lines	$38.5	$8.1	$97.7	$32.6
Personal Lines	37.7	14.7	88.1	54.5
Chaucer	32.4	42.0	110.2	97.3
Other	(1.4)	(1.9)	(5.5)	(4.8)

Operating income before interest expense and income taxes	107.2	62.9	290.5	179.6
Interest expense on debt	(16.6)	(14.6)	(48.7)	(46.7)

Operating income before income taxes	90.6	48.3	241.8	132.9
Income tax expense on operating income	(29.7)	(15.8)	(74.2)	(44.4)

Operating income	60.9	32.5	167.6	88.5

Net realized investment gains	1.0	5.0	22.8	4.7
Loss on real estate	(4.7)	—	(4.7)	—
Net loss from repayment of debt	—	—	(19.1)	—
Net benefit (costs) related to acquired businesses	(0.2)	0.2	—	(2.2)
Net foreign exchange gains (losses)	(0.6)	(0.3)	0.1	(0.3)
Income tax benefit on non-operating items	4.9	3.5	14.1	10.7

Income from continuing operations, net of taxes	61.3	40.9	180.8	101.4
Net gain (loss) from discontinued operations, net taxes	—	(0.5)	0.1	9.5

Net income	$61.3	$40.4	$180.9	$110.9

Results of Operations – Segments

The following is our discussion and analysis of the results of operations by business segment. The operating results are presented before interest expense, taxes and other items which management believes are not indicative of our core operations, including realized gains and losses.

The following table summarizes the results of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Operating revenues
Net premiums written	$1,181.9	$1,120.1	$3,501.2	$3,334.5

Net premiums earned	1,124.7	1,071.0	3,309.8	3,156.6
Net investment income	65.7	69.1	200.9	206.3
Other income	10.4	14.2	31.2	43.8

Total operating revenues	1,200.8	1,154.3	3,541.9	3,406.7

Losses and operating expenses
Losses and LAE	695.9	708.4	2,071.4	2,101.9
Amortization of deferred acquisition costs	243.9	235.8	719.1	697.0
Other operating expenses	153.8	147.2	460.9	428.2

Total losses and operating expenses	1,093.6	1,091.4	3,251.4	3,227.1

Operating income before interest expense and income taxes	$107.2	$62.9	$290.5	$179.6

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Operating income before interest expense and income taxes was $107.2 million in the three months ended September 30, 2013, compared to $62.9 million in the three months ended September 30, 2012, an increase of $44.3 million. Catastrophe related activity in the quarter was $30.6 million, compared to $51.9 million in the same period of 2012, a decrease of $21.3 million. Excluding the impact of catastrophe related activity, segment earnings increased by $23.0 million. This increase was primarily due to higher favorable development on prior years’ loss reserves. Favorable development on prior years’ loss reserves was $23.6 million in the quarter, compared to favorable development of $8.3 million in the same period in 2012. This increase in favorable development was primarily driven by Chaucer.

Net premiums written grew by $61.8 million in the three months ended September 30, 2013, compared to the three months ended September 30, 2012, and net premiums earned grew by $53.7 million. Chaucer accounted for $52.1 million of the net premiums written increase and $25.7 million of the net premiums earned increase, primarily due to the aforementioned increase in Chaucer’s economic interests in Syndicate 1084. Growth in our core commercial businesses, resulting from rate increases, strong retention and targeted new business expansion, was partially offset by a decrease in our Personal Lines net premiums written.

Production and Underwriting Results

The following table summarizes premiums written on a gross and net basis, net premiums earned and loss, LAE, expense and combined ratios for the Commercial Lines, Personal Lines and Chaucer segments. Loss, LAE, catastrophe loss and combined ratios shown below include prior year reserve development. These items are not meaningful for our Other segment.

	Three Months Ended September 30, 2013
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$601.7	$530.5	$492.7	1.7	61.8	37.4	99.2
Personal Lines	398.4	372.9	363.4	2.8	66.8	27.5	94.3
Chaucer	313.7	278.5	268.6	4.4	55.4	36.9	92.3

Total	$1,313.8	$1,181.9	$1,124.7	2.7	61.9	34.1	96.0

	Three Months Ended September 30, 2012
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$571.6	$500.0	$461.1	3.7	68.6	37.2	105.8
Personal Lines	430.3	393.7	366.5	7.6	74.4	27.0	101.4
Chaucer	290.0	226.4	242.9	3.0	48.7	38.7	87.4

Total	$1,291.9	$1,120.1	$1,070.5	4.8	66.1	34.1	100.2

The following table summarizes net premiums written, and loss and LAE and catastrophe loss ratios by line of business for the Commercial Lines and Personal Lines segments. Loss and LAE and catastrophe loss ratios include prior year reserve development.

	Three Months Ended September 30,
	2013			2012
(dollars in millions)	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios
Commercial Lines:
Commercial multiple peril	$185.5	54.9	5.2	$172.9	63.6	5.9
Commercial automobile	81.1	74.7	0.5	71.8	76.0	0.4
Workers’ compensation	57.3	65.4	—	49.9	66.7	—
Other commercial	206.6	61.4	—	205.4	70.4	4.1

Total Commercial Lines	$530.5	61.8	1.7	$500.0	68.6	3.7

Personal Lines:
Personal automobile	$225.8	73.1	0.2	$239.0	76.7	1.6
Homeowners	136.1	57.5	7.5	143.2	73.0	18.6
Other personal	11.0	43.8	2.9	11.5	43.4	3.8

Total Personal Lines	$372.9	66.8	2.8	$393.7	74.4	7.6

The following table summarizes premiums written on a gross and net basis and net premiums earned by line of business for the Chaucer segment.

	Three Months Ended September 30,
	2013			2012
(in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Chaucer:
Energy	$48.0	$42.1	$42.0	$42.2	$36.1	$52.1
Marine and aviation	84.7	71.4	67.8	67.8	52.4	56.9
U.K. motor	77.5	77.6	72.1	89.7	78.3	60.6
Property	48.1	42.6	49.6	41.6	29.7	43.6
Casualty and other	55.4	44.8	37.1	48.7	29.9	29.7

Total Chaucer	$313.7	$278.5	$268.6	$290.0	$226.4	$242.9

The following table summarizes GAAP underwriting results for the Commercial Lines, Personal Lines, Chaucer and Other segments and reconciles it to operating income.

	Three Months Ended September 30,
	2013					2012
(in millions)	Commercial Lines	Personal Lines	Chaucer	Other	Total	Commercial Lines	Personal Lines	Chaucer	Other	Total
GAAP underwriting profit (loss), excluding prior year reserve development and catastrophes	$13.6	$30.4	$4.8	$(0.4)	$48.4	$(6.4)	$22.9	$20.8	$(0.3)	$37.0
Prior year favorable (unfavorable) loss and LAE reserve development	(2.3)	(2.1)	27.8	0.2	23.6	(4.4)	(3.6)	17.1	(0.8)	8.3
Pre-tax catastrophe effect	(8.5)	(10.3)	(11.8)	—	(30.6)	(17.0)	(27.7)	(7.2)	—	(51.9)

GAAP underwriting profit (loss)	2.8	18.0	20.8	(0.2)	41.4	(27.8)	(8.4)	30.7	(1.1)	(6.6)
Net investment income	35.3	18.6	10.2	1.6	65.7	35.6	21.6	10.2	1.7	69.1
Fees and other income	2.0	3.1	4.6	0.7	10.4	2.2	3.5	6.1	2.4	14.2
Other operating expenses	(1.6)	(2.0)	(3.2)	(3.5)	(10.3)	(1.9)	(2.0)	(5.0)	(4.9)	(13.8)

Operating income (loss) before income taxes	$38.5	$37.7	$32.4	$(1.4)	$107.2	$8.1	$14.7	$42.0	$(1.9)	$62.9

Commercial Lines

Commercial Lines net premiums written was $530.5 million in the three months ended September 30, 2013, compared to $500.0 million in the three months ended September 30, 2012. This $30.5 million increase was primarily driven by rate increases, strong retention, and targeted new business expansion, partially offset by exposure management actions that focus on reducing volatility from weather-related events and driving profit improvement.

Commercial Lines underwriting profit in the three months ended September 30, 2013 was $2.8 million, compared to a loss of $27.8 million in the three months ended September 30, 2012. This improvement reflects decreased catastrophe and non-catastrophe losses and lower unfavorable development on prior years’ loss reserves. Catastrophe losses for the three months ended September 30, 2013 were $8.5 million compared to $17.0 million for the three months ended September 30, 2012, a decrease of $8.5 million. Unfavorable development on prior years’ loss reserves for the three months ended September 30, 2013 was $2.3 million compared to unfavorable development of $4.4 million for the three months ended September 30, 2012, a change of $2.1 million.

Commercial Lines current accident year underwriting profit, excluding catastrophes, was $13.6 million for the three months ended September 30, 2013, compared to an underwriting loss of $6.4 million for the three months ended September 30, 2012. This $20.0 million improvement in current accident year results was primarily due to fewer large losses and underwriting actions in our commercial multiple peril line, and partially attributable to increased pricing across all lines.

We believe that industry pricing continues to be strong due to recent weather-related losses, as well as to reduced investment income as a result of low interest rates, and other factors. We are continuing efforts to improve our underwriting results, including through increased rates; however, our ability to increase Commercial Lines net premiums written while maintaining or improving underwriting results may be affected by price competition and the current challenging economic environment. We also expect to continue our efforts to reduce our property exposures in certain geographic areas and classes of business, with a goal of improving our longer-term profitability and reducing earnings volatility. Also, in the past several years, weather-related catastrophe and non-catastrophe losses have been in excess of longer term averages. We continue to monitor these trends and consider them in our rate actions.

Personal Lines

Personal Lines net premiums written was $372.9 million in the three months ended September 30, 2013, compared to $393.7 million in the three months ended September 30, 2012, a decrease of $20.8 million. The primary factors contributing to this overall change were our ongoing property-focused exposure management actions and actions to improve underwriting results in all lines of business. These factors were partially offset by higher rates in both our homeowners and personal automobile lines.

Net premiums written in the personal automobile line of business for the three months ended September 30, 2013 were $225.8 million compared to $239.0 million for the three months ended September 30, 2012, a decrease of $13.2 million. This decrease was primarily due to a decline in policies in force of 9.4%, primarily from ongoing actions to improve underwriting results and exposure management actions, partially offset by rate increases. Net premiums written in the homeowners line of business for the three months ended September 30, 2013 were $136.1 million compared to $143.2 million in the three months ended September 30, 2012, a decrease of $7.1 million. This decrease was primarily due to a decline in policies in force of 9.9%, from the aforementioned exposure management actions, partially offset by rate increases.

Personal Lines underwriting profit for the three months ended September 30, 2013 was $18.0 million, compared to an underwriting loss of $8.4 million for the three months ended September 30, 2012, an improvement of $26.4 million. This was primarily due to lower catastrophe losses and improved non-catastrophe current accident year results. Catastrophe losses for the three months ended September 30, 2013 were $10.3 million, compared to $27.7 million for the three months ended September 30, 2012, a decrease of $17.4 million.

Personal Lines current accident year underwriting profit, excluding catastrophes, was $30.4 million in the three months ended September 30, 2013, compared to $22.9 million for the three months ended September 30, 2012. This $7.5 million improvement in non-catastrophe current accident year results was primarily due to lower losses in both our homeowners and personal automobile lines, which we attribute to rate increases and profit improvement actions.

Although we have been able to obtain rate increases in our Personal Lines markets and believe that our ability to obtain these increases will continue, our ability to maintain Personal Lines net premiums written and to maintain and improve underwriting results may be affected by price competition, recent weather-related losses, our exposure management actions, recent loss trends in bodily injury and personal injury protection claims, and regulatory and legal developments. In several recent years, weather-related catastrophe and non-catastrophe losses have been in excess of longer term averages. We monitor these trends and consider them in our rate actions. We expect our rate and exposure actions to result in a decline in premiums and policies in force, although any decline in premium should be moderated by our rate actions.

Chaucer

Chaucer’s net premiums written was $278.5 million in the three months ended September 30, 2013, compared to $226.4 million in the three months ended September 30, 2012, an increase of $52.1 million, or 23.0%. This growth was primarily due to an increase in Chaucer’s economic interests in Syndicate 1084 to 98% for 2013, up from 84% in 2012, due to our non-renewal of the capital provision reinsurance treaty with Flagstone Re. Written premium growth was also driven by growth in our marine line, due to favorable pricing and the timing of underwriting opportunities in the market.

Chaucer’s underwriting profit for the three months ended September 30, 2013 was $20.8 million, compared to $30.7 million for the three months ended September 30, 2012, a decrease of $9.9 million. This was primarily due to higher non-catastrophe losses in our marine line and higher catastrophe losses, partially offset by higher favorable development on prior year’s loss reserves. Catastrophe losses for the three months ended September 30, 2013 were $11.8 million, compared to $7.2 million for the three months ended September 30, 2012, an increase of $4.6 million. Favorable development on prior years’ loss reserves for the three months ended September 30, 2013 was $27.8 million, compared to $17.1 million for the three months ended September 30, 2012, an increase of $10.7 million.

We continue to experience high levels of capacity across the international insurance industry. Accordingly, we expect few rate increases in the fourth quarter of 2013. Opportunities for rate increases will likely be limited to those markets most affected by recent high levels of insured market losses. Current pricing conditions in the energy line are weakening, while aviation and casualty markets continue to be affected by low loss activity and over-capacity. U.K. motor rates decreased modestly in 2012 and this decline has continued in 2013, as expected, following significant increases in 2010 and 2011. There can be no assurance that we will be able to maintain adequate rates in light of economic and regulatory conditions in our markets.

Other

Other operating loss was $1.4 million for the three months ended September 30, 2013, compared to a $1.9 million loss for the three months ended September 30, 2012. The $0.5 million change is primarily due to lower losses in our voluntary pools business.

Nine months ended September 30, 2013 Compared to Nine months ended September 30, 2012

Operating income before interest expense and income taxes was $290.5 million in the nine months ended September 30, 2013, compared to $179.6 million in the nine months ended September 30, 2012, an increase of $110.9 million. Catastrophe related activity for the nine months ended September 30, 2013 was $112.1 million compared to $166.6 million in the same period of 2012, a decrease of $54.5 million. Excluding the impact of catastrophe related activity, segment earnings increased by $56.4 million. This increase was primarily due to higher favorable development on prior years’ loss reserves and lower non-catastrophe related losses, partially offset by higher underwriting expenses. Favorable development on prior years’ loss reserves was $57.4 million for the nine months ended September 30, 2013, compared to $8.3 million for the nine months ended September 30, 2012, an increase of $49.1 million.

Net premiums written grew by $166.7 million in the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, and net premiums earned grew by $153.2 million. Chaucer accounted for $124.1 million of the net premiums written increase and $39.4 million of the net premiums earned increase, primarily due to the aforementioned increase in Chaucer’s economic interests in Syndicate 1084. Additionally, growth in our core commercial businesses, resulting from rate increases, strong retention and targeted new business expansion, was partially offset by a decrease in our Personal Lines net premiums written.

Production and Underwriting Results

The following table summarizes premiums written on a gross and net basis, net premiums earned and loss, LAE, expense and combined ratios for the Commercial Lines, Personal Lines and Chaucer segments. Loss, LAE, catastrophe loss and combined ratios shown below include prior year reserve development. These items are not meaningful for our Other segment.

	Nine Months Ended September 30, 2013
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$1,754.1	$1,535.6	$1,455.1	2.1	62.8	37.7	100.5
Personal Lines	1,163.4	1,085.1	1,098.9	4.9	69.4	27.3	96.7
Chaucer	1,108.8	880.5	755.8	3.6	52.2	37.4	89.6

Total	$4,026.3	$3,501.2	$3,309.8	3.4	62.6	34.2	96.8

	Nine Months Ended September 30, 2012
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$1,668.4	$1,465.6	$1,345.2	4.9	68.0	37.4	105.4
Personal Lines	1,217.8	1,112.2	1,094.1	7.6	73.4	27.1	100.5
Chaucer	1,110.3	756.4	716.4	2.4	53.6	37.4	91.0

Total	$3,996.5	$3,334.2	$3,155.7	5.3	66.6	33.9	100.5

The following table summarizes net premiums written, and loss and LAE and catastrophe loss ratios by line of business for the Commercial Lines and Personal Lines segments. Loss and LAE and catastrophe loss ratios include prior year reserve development.

	Nine Months Ended September 30,
	2013			2012
(dollars in millions)	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios
Commercial Lines:
Commercial multiple peril	$502.7	58.4	5.2	$474.4	66.6	12.1
Commercial automobile	230.7	75.0	0.3	213.5	74.4	0.6
Workers’ compensation	176.6	63.8	—	153.7	70.7	—
Other commercial	625.6	61.6	1.0	624.0	66.0	2.2

Total Commercial Lines	$1,535.6	62.8	2.1	$1,465.6	68.0	4.9

Personal Lines:
Personal automobile	$680.8	74.7	0.4	$699.6	75.9	1.3
Homeowners	373.3	61.8	13.0	380.5	71.0	19.0
Other personal	31.0	46.0	5.7	32.1	48.8	5.3

Total Personal Lines	$1,085.1	69.4	4.9	$1,112.2	73.4	7.6

The following table summarizes premiums written on a gross and net basis and net premiums earned by line of business for the Chaucer segment.

	Nine Months Ended September 30,
	2013			2012
(in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Chaucer:
Energy	$185.2	$132.8	$120.9	$241.2	$147.3	$135.7
Marine and aviation	276.9	220.0	184.8	260.3	177.0	169.4
U.K. motor	243.7	224.7	208.3	232.9	191.1	182.4
Property	234.0	168.7	134.6	221.4	137.1	134.8
Casualty and other	169.0	134.3	107.2	154.5	103.9	94.1

Total Chaucer	$1,108.8	$880.5	$755.8	$1,110.3	$756.4	$716.4

The following table summarizes GAAP underwriting results for the Commercial Lines, Personal Lines, Chaucer and Other segments and reconciles it to operating income.

	Nine Months Ended September 30,
	2013					2012
(in millions)	Commercial Lines	Personal Lines	Chaucer	Other	Total	Commercial Lines	Personal Lines	Chaucer	Other	Total
GAAP underwriting profit (loss), excluding prior year reserve development and catastrophes	$24.2	$92.5	$33.6	$(1.4)	$148.9	$10.9	$83.7	$37.7	$(1.3)	$131.0
Prior year favorable (unfavorable) loss and LAE reserve development	(3.0)	(10.5)	71.8	(0.9)	57.4	(19.4)	(15.2)	43.9	(1.0)	8.3
Pre-tax catastrophe effect	(31.0)	(54.2)	(26.9)	—	(112.1)	(66.5)	(83.1)	(17.0)	—	(166.6)

GAAP underwriting profit (loss)	(9.8)	27.8	78.5	(2.3)	94.2	(75.0)	(14.6)	64.6	(2.3)	(27.3)
Net investment income	107.4	56.7	31.4	5.4	200.9	106.3	64.5	29.8	5.7	206.3
Fees and other income	5.9	9.5	13.6	2.2	31.2	10.4	10.2	16.5	6.7	43.8
Other operating expenses	(5.8)	(5.9)	(13.3)	(10.8)	(35.8)	(9.1)	(5.6)	(13.6)	(14.9)	(43.2)

Operating income (loss) before income taxes	$97.7	$88.1	$110.2	$(5.5)	$290.5	$32.6	$54.5	$97.3	$(4.8)	$179.6

Commercial Lines

Commercial Lines net premiums written was $1,535.6 million in the nine months ended September 30, 2013, compared to $1,465.6 million in the nine months ended September 30, 2012. This $70.0 million increase was primarily driven by rate increases, strong retention, and targeted new business expansion in our core commercial businesses, partially offset by exposure management actions that focus on reducing volatility from weather-related events and driving profit improvement.

Commercial Lines underwriting loss in the nine months ended September 30, 2013 was $9.8 million, compared to $75.0 million in the nine months ended September 30, 2012. This improvement reflects decreased catastrophe and non-catastrophe losses and lower unfavorable development on prior years’ loss reserves. Catastrophe losses for the nine months ended September 30, 2013 were $31.0 million, compared to $66.5 million for the nine months ended September 30, 2012, a decrease of $35.5 million. Unfavorable development on prior years’ loss reserves for the nine months ended September 30, 2013 was $3.0 million compared to unfavorable development of $19.4 million for the nine months ended September 30, 2012.

Commercial Lines current accident year underwriting profit, excluding catastrophes, was $24.2 million in the nine months ended September 30, 2013, compared to $10.9 million in the nine months ended September 30, 2012. This $13.3 million improvement in non-catastrophe current accident year results was primarily due to lower losses in our commercial multiple peril and workers compensation lines, partially offset by higher losses in our commercial automobile line. The improvement in current accident year losses in our commercial multiple peril line was primarily due to fewer large losses, underwriting actions, and price increases, while the improvement in current accident year losses in our workers’ compensation line primarily resulted from price increases. In our commercial automobile line, current accident year losses increased in our liability coverages.

Personal Lines

Personal Lines net premiums written was $1,085.1 million in the nine months ended September 30, 2013, compared to $1,112.2 million in the nine months ended September 30, 2012, a decrease of $27.1 million. The primary factors contributing to this decrease were our continued property-focused exposure management actions and actions to improve underwriting results in all lines of business. These decreases were partially offset by higher rates in both our homeowners and personal automobile lines.

Net premiums written in the personal automobile line of business for the nine months ended September 30, 2013 were $680.8 million compared to $699.6 million for the nine months ended September 30, 2012, a decrease of $18.8 million. This decrease was primarily due to a decline in policies in force of 9.4%, primarily from ongoing exposure management actions and actions to improve underwriting results, partially offset by rate increases. Net premiums written in the homeowners line of business for the nine months ended September 30, 2013 were $373.3 million compared to $380.5 million for the nine months ended September 30, 2012, a decrease of $7.2 million. This is attributable to a decline in policies in force of 9.9%, as a result of the aforementioned exposure management actions, partially offset by rate increases.

Personal Lines underwriting profit for the nine months ended September 30, 2013 was $27.8 million, compared to a loss of $14.6 million for the nine months ended September 30, 2012, an improvement of $42.4 million. This was primarily due to decreased catastrophe losses and improved non-catastrophe current accident year results. Catastrophe losses for the nine months ended September 30, 2013 were $54.2 million, compared to $83.1 million for the nine months ended September 30, 2012, a decrease of $28.9 million. Unfavorable development on prior years’ loss reserves for the nine months ended September 30, 2013 was $10.5 million compared to unfavorable development of $15.2 million for the nine months ended September 30, 2012.

Personal Lines current accident year underwriting profit, excluding catastrophes, was $92.5 million in the nine months ended September 30, 2013, compared to $83.7 million for the nine months ended September 30, 2012. This $8.8 million increase in non-catastrophe current accident year results was primarily due to lower losses in our homeowners line, which we attribute to rate increases and profit improvement actions.

Chaucer

Chaucer’s net premiums written was $880.5 million in the nine months ended September 30, 2013, compared to $756.4 million in the nine months ended September 30, 2012, an increase of $124.1 million, or 16.4%. This growth was primarily due to an increase in Chaucer’s economic interests in Syndicate 1084 to 98% for 2013, up from 84% in 2012, due to our non-renewal of the capital provision reinsurance treaty with Flagstone Re. Written premium growth was also driven by growth in our marine, property, and casualty lines, due to favorable pricing and specific underwriting opportunities in these markets. Additionally, changes to our 2013 ceded reinsurance program, including increased net retentions for certain major lines, contributed to the growth in net premiums written. See “Reinsurance” in Item I – Business of our December 31, 2012 Form 10-K for additional information. Partially offsetting this growth was a reduction in net premiums written in our energy line, primarily due to a reduction of estimated premiums for the exploration and production coverage class, specifically control of well business, and the construction coverage class. This change was based on a reduced volume in actual well footage drilled, following tighter safety regulations worldwide and a reduction of offshore gas exploration in the U.S., and a reduced number and size of new construction projects worldwide. Additionally, net premiums written decreased in our aviation line.

Chaucer’s underwriting profit for the nine months ended September 30, 2013 was $78.5 million, compared to $64.6 million for the nine months ended September 30, 2012, an improvement of $13.9 million. These improved results were primarily due to increased favorable development on prior years’ loss reserves, partially offset by higher catastrophe and non-catastrophe losses. Favorable development on prior years’ loss reserves for the nine months ended September 30, 2013 was $71.8 million, compared to $43.9 million for the nine months ended September 30, 2012, a change of $27.9 million. Catastrophe losses for the nine months ended September 30, 2013 were $26.9 million, compared to $17.0 million for the nine months ended September 30, 2012, an increase of $9.9 million.

Other

Other operating loss was $5.5 million for the nine months ended September 30, 2013, compared to a $4.8 million loss for the nine months ended September 30, 2012. The $0.7 million change is primarily due to higher employee retirement costs.

Reserve for Losses and Loss Adjustment Expenses

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses.

	Nine Months Ended September 30,
(in millions)	2013	2012

Gross loss and LAE reserves, beginning of period	$6,197.0	$5,760.3
Reinsurance recoverable on unpaid losses	2,074.3	1,931.8

Net loss and LAE reserves, beginning of period	4,122.7	3,828.5
Net incurred losses and LAE in respect of losses occurring in:
Current year	2,128.8	2,110.2
Prior years	(57.4)	(8.3)

Total incurred losses and LAE	2,071.4	2,101.9

Net payments of losses and LAE in respect of losses occurring in:
Current year	824.6	864.2
Prior years	1,219.3	1,163.6

Total payments	2,043.9	2,027.8

Effect of foreign exchange rate changes	(10.9)	22.9

Net reserve for losses and LAE, end of period	4,139.2	3,925.5
Reinsurance recoverable on unpaid losses	2,023.6	2,013.4

Gross reserve for losses and LAE, end of period	$6,162.8	$5,938.9

The table below summarizes the gross reserve for losses and LAE by line of business.

(in millions)	September 30, 2013	December 31, 2012
Workers’ compensation	$586.7	$571.8
Commercial automobile	293.7	269.7
Commercial multiple peril	607.1	629.7
AIX	330.3	321.6
Other commercial	426.8	454.2

Total Commercial	2,244.6	2,247.0

Personal automobile	1,399.2	1,400.7
Homeowners and other	143.7	141.3

Total Personal	1,542.9	1,542.0

Total Chaucer	2,375.3	2,408.0

Total loss and LAE reserves	$6,162.8	$6,197.0

Other commercial lines are primarily comprised of our professional liability, general liability, umbrella, and marine lines. Included in the Chaucer segment in the above table are $241.0 million and $272.4 million of reserves as of September 30, 2013 and December 31, 2012, respectively, related to Chaucer’s Syndicate 4000, which consists of financial and professional liability lines written in 2008 and prior. Also included in the above table, primarily in other commercial lines, are $60.9 million and $60.5 million of asbestos and environmental reserves as of September 30, 2013 and December 31, 2012, respectively.

Prior Year Development

Loss and LAE reserves for claims occurring in prior years developed favorably by $57.4 million for the nine months ended September 30, 2013 compared to favorable development of $8.3 million for the nine months ended September 30, 2012.

The primary drivers for reserve development during the nine months ended September 30, 2013 were as follows:

•	Lower than expected losses within Chaucer’s business as follows:

•	property line, primarily in the 2011 and 2012 accident years,

•	energy line, primarily in the 2010 through 2012 accident years, and

•	within casualty and other lines, specialist liability lines, primarily in the 2008 and 2009 accident years.

•	favorable impact of foreign exchange rate movements on prior years’ loss reserves.

•

Lower than expected losses within our workers’ compensation line, primarily related to accident years 2006 through 2010 and lower involuntary pool losses including a $3.2 million benefit from the settlement of a legal proceeding.

•	Lower than expected losses within our commercial multi-peril line, primarily related to accident year 2012.

Partially offsetting the favorable development discussed above were the following:

•	Higher than expected losses within our personal automobile line, due to severity in bodily injury coverage for accident years 2010 through 2012.

•	Higher than expected large losses within our commercial automobile line, primarily related to liability coverage in accident years 2009 through 2011.

•	Higher than expected losses within our other commercial lines, primarily related to accident years 2010 through 2012.

The primary drivers for reserve development during the nine months ended September 30, 2012 were as follows:

•	Favorable development of previously established reserves in Chaucer’s lines of business as follows:

•	energy line, primarily in the 2009 and 2010 accident years,

•	marine and aviation lines, primarily in the 2007 and 2008 accident years, and

•	within casualty and other lines, specialist liability lines, primarily in the 2010 and 2011 accident years.

•	Within other commercial lines, primarily higher than expected losses in our surety line, and to a lesser extent, our AIX program business.

•	Higher than expected losses within our commercial automobile line, primarily related to liability coverage in the 2011 accident year.

•	Partially offsetting the unfavorable development within Commercial Lines was lower than expected losses within our commercial multiple peril line related to the 2008 through 2011 accident years.

•

Within Personal Lines, higher than expected losses within our personal automobile line, primarily related to bodily injury severity in the 2010 and 2011 accident years, and higher than expected homeowners property losses from non-catastrophe weather related activity in the 2011 accident year.

It is not possible to know whether the factors that affected loss reserves in the first nine months of 2013 will also occur in future periods. As discussed in detail in our Annual Report on Form 10-K for the year ended December 31, 2012, there are inherent uncertainties in estimating reserves for losses and loss adjustment expenses. We encourage you to read our Form 10-K for more information about our reserving process and the judgments, uncertainties and risks associated therewith.

Investments

Investment Results

Net investment income before taxes decreased $3.5 million, or 5.1%, to $65.7 million for the three months ended September 30, 2013, and $5.6 million, or 2.7%, to $200.9 million for the nine months ended September 30, 2013. The decline in both periods was primarily due to the impact of lower new money yields. For the year, this decrease was partially offset by additional income resulting from our investments in higher yielding investment grade mortgage-backed securities, higher dividend income and the investment of cash balances into fixed maturities beginning in the second quarter of 2012. Average pre-tax earned yields on fixed maturities were 3.99% and 4.23% for the three months ended September 30, 2013 and 2012, respectively, and 3.99% and 4.31% for the nine months ended September 30, 2013 and 2012, respectively. We expect average investment yields to continue to decline as new money rates remain lower than embedded book yields.

Investment Portfolio

We held cash and investment assets diversified across several asset classes, as follows:

	September 30, 2013		December 31, 2012
(dollars in millions)	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
Fixed maturities, at fair value	$6,675.5	83.9%	$6,952.2	86.5%
Equity securities, at fair value	494.1	6.2	315.8	3.9
Cash and cash equivalents	602.2	7.6	564.8	7.0
Other investments	185.3	2.3	210.3	2.6

Total cash and investments	$7,957.1	100.0%	$8,043.1	100.0%

Cash and Investments

Total cash and investments decreased $86.0 million, or 1.1%, for the nine months ended September 30, 2013, of which fixed maturities decreased $276.7 million, equities increased $178.3 million and cash and cash equivalents increased $37.4 million. The decrease in fixed maturities was primarily due to market value depreciation of $220.5 million for the year. Equity securities grew primarily from additional purchases of dividend yielding stocks and exchange traded funds, as well as market value appreciation. Additionally, the increase in cash and cash equivalents was due to positive operational cash flows, partially offset by the use of cash to fund net investments, and financing activities. Cash used in financing activities in 2013 included the repayment of debt, common stock repurchases, external dividend payments and a decrease in cash collateral related to our securities lending program, partially offset by cash provided by net proceeds from the issuance of subordinated debentures.

Our fixed maturity portfolio is comprised of corporate securities, taxable and tax-exempt municipal securities, residential mortgage-backed securities, U.S. government securities, commercial mortgage-backed securities, foreign government securities and asset-backed securities. Equity securities primarily consist of common stocks, exchange traded funds, and non-redeemable preferred stocks.

The following table provides information about the investment types of our fixed maturities portfolio:

	September 30, 2013
(in millions)	Amortized		Net Unrealized	Change in Net Unrealized
Investment Type	Cost	Fair Value	Gain (Loss)	During 2013
U.S. Treasury and government agencies	$376.3	$370.5	$(5.8)	$(14.2)
Foreign government	286.6	288.4	1.8	(2.6)
Municipals:
Taxable	915.9	949.5	33.6	(45.5)
Tax exempt	146.1	147.4	1.3	(5.7)
Corporate	3,532.7	3,681.9	149.2	(111.4)
Asset-backed:
Residential mortgage-backed	694.0	707.1	13.1	(23.1)
Commercial mortgage-backed	349.1	355.9	6.8	(16.1)
Asset-backed	172.6	174.8	2.2	(1.9)

Total fixed maturities	$6,473.3	$6,675.5	$202.2	$(220.5)

Net unrealized gains on fixed maturities decreased $220.5 million to $202.2 million at September 30, 2013, compared to $422.7 million at December 31, 2012.

Amortized cost and fair value by rating category were as follows:

		September 30, 2013			December 31, 2012
(dollars in millions) NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost	Fair Value	% of Total Fair Value	Amortized Cost	Fair Value	% of Total Fair Value
1	Aaa/Aa/A	$4,714.8	$4,834.0	72.4%	$4,744.0	$5,017.9	72.2%
2	Baa	1,385.3	1,454.8	21.8	1,443.5	1,569.3	22.6
3	Ba	148.8	155.1	2.3	143.1	156.2	2.2
4	B	172.9	177.8	2.7	135.1	143.5	2.1
5	Caa and lower	38.2	39.2	0.6	50.1	50.7	0.7
6	In or near default	13.3	14.6	0.2	13.7	14.6	0.2

Total fixed maturities		$6,743.3	$6,675.5	100.0%	$6,529.5	$6,952.2	100.0%

Based on ratings by the National Association of Insurance Commissioners (“NAIC”), approximately 94% of the fixed maturity portfolio consisted of investment grade securities at September 30, 2013, compared to 95% at December 31, 2012. The quality of our fixed maturity portfolio remains strong based on ratings, capital structure position, support through guarantees, underlying security, issuer diversification and yield curve position.

Our fixed maturity and equity securities are classified as available-for-sale and are carried at fair value. Financial instruments whose value was determined using significant management judgment or estimation constituted less than 2% of the total assets we measured at fair value. (See also Note 6 – “Fair Value” in the Notes to Interim Consolidated Financial Statements).

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

European sovereign and non-sovereign debt exposure

Our European fixed maturity credit exposure at September 30, 2013 was as follows:

			Non-Sovereign
(in millions)	Sovereign		Foreign Agency		Financial		Non-Financial		Total
Country:	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

United Kingdom	$39.2	$39.2	$20.6	$20.5	$271.7	$275.7	$214.8	$223.5	$546.3	$558.9
Germany	—	—	61.5	61.8	—	—	76.8	79.6	138.3	141.4
Switzerland	—	—	—	—	21.4	21.8	71.4	75.2	92.8	97.0
The Netherlands	—	—	19.3	19.7	40.2	40.9	35.1	36.1	94.6	96.7
France	—	—	4.8	4.9	13.2	13.0	61.4	63.7	79.4	81.6
Supranationals	—	—	74.4	75.5	—	—	—	—	74.4	75.5
Sweden	—	—	—	—	24.1	24.8	12.9	13.2	37.0	38.0
Spain	—	—	—	—	10.1	10.3	17.0	18.2	27.1	28.5
Norway	—	—	7.2	7.2	2.6	2.7	7.3	7.4	17.1	17.3
Italy	—	—	—	—	0.3	0.3	15.9	16.2	16.2	16.5
Belgium	—	—	—	—	—	—	15.8	16.2	15.8	16.2
Ireland	—	—	—	—	—	—	14.9	15.8	14.9	15.8
Luxembourg	—	—	—	—	—	—	8.3	8.5	8.3	8.5
Portugal	—	—	—	—	—	—	4.2	4.4	4.2	4.4
Jersey	—	—	—	—	—	—	2.3	2.4	2.3	2.4
Denmark	—	—	—	—	—	—	2.1	2.1	2.1	2.1

Total fixed maturities	$39.2	$39.2	$187.8	$189.6	$383.6	$389.5	$560.2	$582.5	$1,170.8	$1,200.8

Our sovereign debt totaled $39.2 million, or 0.5% of investment assets, and was limited to the highly rated country of the U.K. In addition, our supranational and foreign agency exposure totaled $189.6 million, or 2.4% of investment assets, and primarily consisted of debt securities from the highly rated countries of Germany, U.K., and the Netherlands. Our exposure to European non-sovereign financials, excluding those based in the U.K., totaled $113.8 million, or 1.4% of investment assets. Exposure to non-sovereign U.K. financial debt consisted primarily of term deposits and senior notes of banks. Also, we held money market funds totaling $183.9 million, or 2.3% of investment assets, which were comprised of a well-diversified portfolio of short-term debt securities of predominately large financial institutions domiciled in highly rated countries. The remainder of our European non-sovereign debt exposure, excluding the U.K., was $359.0 million, which represented 4.5% of investment assets. Generally, these securities were high quality, large cap multi-national companies that were well diversified by sector, country and issuer. Included in our non-financial, non-sovereign exposure were issuers domiciled in Spain, Italy, Ireland and Portugal totaling $54.6 million, or 0.7% of investment assets. These consisted of large market capitalization issuers that provide essential products and/or services.

The previous table represents all European countries in which we had exposure. We determined country exposures based on the country of domicile for the ultimate parent company of the various issuers we held as of September 30, 2013; however, in light of the economic and financial inter-relatedness and dependencies that exist among European countries and related financial systems, economic turmoil in one country could trigger a contagion effect on other countries. We believe the quality of our European credit exposure remains sound based on ratings and issuer strength, position in the capital structure, support through guarantees and partial government ownership by highly rated countries, diversity and quality of non-financial issuers and blend of industry exposures, and yield curve position. We believe that we do not have meaningful indirect exposures in our portfolio and we do not invest in credit derivatives.

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

We actively manage our credit exposure and seek securities with the best combination of credit strength and valuation. As we invest new capital, we consider expectations for the strength and duration of economic recovery, risks associated with the European debt crisis and the possibility of additional volatility based on these challenges. Accordingly, we focus on providers of essential services or products best positioned to navigate the period of weak growth; industrials with greater international exposure, either locally or via exports, particularly to the developing world, which we view favorably based on higher growth assumptions for emerging market economies; and financial institutions best positioned regarding asset quality, liquidity and capital adequacy.

Overall economic growth remains weak throughout Europe, but modestly improved versus previous quarters. Volatility, while currently suppressed, could increase suddenly as officials in Europe attempt to engineer a lasting solution to the debt crisis or find a way to address the twin objectives of stimulating economic growth while balancing fiscal budgets. We believe that leaders remain committed to protecting the currency union and improving financial stability. Although the timing and degree of success toward achieving sustained improvement regarding the European crisis remains uncertain, we do not anticipate that future developments related to our European sovereign and non-sovereign debt exposure will have a material effect on our financial condition, results of operations or liquidity.

Other-than-Temporary Impairments

For the three months ended September 30, 2013, we recognized in earnings $2.1 million of other-than-temporary impairments (“OTTI”), primarily related to common stock. For the three months ended September 30, 2012, we recognized $2.2 million of OTTI on debt securities and equity securities in earnings. OTTI on debt securities was $2.1 million, consisting primarily of below investment grade corporate bonds we intended to sell.

For the first nine months ended September 30, 2013, we recognized in earnings $3.7 million of OTTI, of which $2.5 related to equity securities and $1.2 related to debt securities. OTTI on debt securities consisted of $0.5 million of corporate securities in the industrial sector that we intend to sell and $0.7 million related to estimated credit losses, primarily on residential mortgage-backed securities. For the first nine months of 2012, we recognized in earnings $5.7 million of OTTI, of which $5.4 million related to debt securities and $0.3 million related to equity securities. OTTI on debt securities consisted of $4.4 million of below investment grade corporate bonds in the utilities and industrial sectors that we intended to sell and $1.0 million related to estimated credit losses.

Unrealized Losses

The following table provides information about our fixed maturities and equity securities that were in an unrealized loss position. (See also Note 5 – ‘‘Investments’’ in the Notes to Interim Consolidated Financial Statements.)

	September 30, 2013		December 31, 2012
(in millions)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Fixed maturities:
Investment grade:
12 months or less	$54.8	$1,568.4	$3.4	$546.0
Greater than 12 months	9.6	87.4	9.5	106.5

Total investment grade fixed maturities	64.4	1,655.8	12.9	652.5

Below investment grade:
12 months or less	4.5	94.9	1.2	28.2
Greater than 12 months	3.5	29.4	5.9	55.1

Total below investment grade fixed maturities	8.0	124.3	7.1	83.3

Equity securities:
12 months or less	3.6	128.7	4.8	74.4
Greater than 12 months	1.8	3.9	—	—

Total equity securities	5.4	132.6	4.8	74.4

Total	$77.8	$1,912.7	$24.8	$810.2

Gross unrealized losses at September 30, 2013 increased $53.0 million compared to December 31, 2012, primarily attributable to higher prevailing interest rates. At September 30, 2013, gross unrealized losses consisted primarily of $34.4 million of corporate fixed maturities, $12.5 million in municipal securities, $10.4 million of U.S. Treasury and government agency securities, $9.6 million of residential mortgage-backed securities, $5.4 million of equity securities and $4.4 million of commercial mortgage backed securities.

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

The following table sets forth gross unrealized losses for fixed maturities by maturity period and for equity securities at September 30, 2013 and December 31, 2012. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers.

(in millions)	September 30, 2013	December 31, 2012

Due in one year or less	$0.6	$0.5
Due after one year through five years	6.2	4.7
Due after five years through ten years	30.3	2.5
Due after ten years	21.0	8.8

	58.1	16.5
Mortgage-backed and asset-backed securities	14.3	3.5

Total fixed maturities	72.4	20.0
Equity securities	5.4	4.8

Total fixed maturities and equity securities	$77.8	$24.8

The carrying values of defaulted fixed maturity securities on non-accrual status at September 30, 2013 and December 31, 2012 were not material. The effects of non-accruals compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities, were reductions in net investment income of $1.8 million and $1.9 million for the nine months ended September 30, 2013 and 2012, respectively. Any defaults in the fixed maturities portfolio in future periods may negatively affect investment income.

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

Other Items

Net income also included the following items:

	Three Months Ended September 30,
(in millions)	Commercial Lines	Personal Lines	Chaucer	Other	Discontinued Operations	Total
2013

Net realized investment gains	$0.2	$0.7	$0.1	$—	$—	$1.0
Loss on real estate	(0.9)	(3.8)	—	—	—	(4.7)
Net costs related to acquired businesses	—	—	—	(0.2)	—	(0.2)
Net foreign exchange losses	—	—	—	(0.6)	—	(0.6)

2012

Net realized investment gains	$—	$1.5	$1.2	$2.3	$—	$5.0
Net benefit related to acquired businesses	—	—	—	0.2	—	0.2
Net foreign exchange losses	—	—	—	(0.3)	—	(0.3)
Discontinued operations, net of taxes	—	—	—	—	(0.5)	(0.5)

	Nine Months Ended September 30,
(in millions)	Commercial Lines	Personal Lines	Chaucer	Other	Discontinued Operations	Total
2013

Net realized investment gains (losses)	$14.8	$8.3	$0.7	$(1.0)	$—	$22.8
Loss on real estate	(0.9)	(3.8)	—	—	—	(4.7)
Net loss from repayment of debt	(5.2)	(2.6)	—	(11.3)	—	(19.1)
Net foreign exchange gains	—	—	—	0.1	—	0.1
Discontinued operations, net of taxes	—	—	—	—	0.1	0.1

2012

Net realized investment gains (losses)	$(0.2)	$1.6	$0.9	$2.4	$—	$4.7
Net costs related to acquired businesses	—	—	—	(2.2)	—	(2.2)
Net foreign exchange losses	—	—	—	(0.3)	—	(0.3)
Discontinued operations, net of taxes	—	—	—	—	9.5	9.5

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

Net realized gains on investments were $1.0 million for the three months ended September 30, 2013 compared to net realized gains on investments of $5.0 million for the three months ended September 30, 2012. Net realized gains in 2013 were primarily due to $3.9 million of gains recognized from the sale of fixed maturities and equities, partially offset by $2.1 million of other-than-temporary impairments from equity securities and to a lesser extent, fixed maturities. Net realized gains in 2012 are primarily due to $5.9 million of gains recognized from the sale of fixed maturities and equity securities, partially offset by $2.2 million of other-than-temporary impairments from fixed maturities and to a lesser extent, equity securities.

Net realized gains on investments were $22.8 million for the nine months ended September 30, 2013 compared to net realized gains on investments of $4.7 million for the nine months ended September 30, 2012. Net realized gains in 2013 were primarily due to $27.7 million of gains recognized from the sale of equities and fixed maturities, partially offset by $3.7 million of other-than-temporary impairments from equity securities and to a lesser extent, fixed maturities. Net realized gains in 2012 are primarily due to $13.9 million of gains recognized from the sale of fixed maturities and to a lesser extent, equity securities, and $0.7 million of gains in foreign currency hedges. These were partially offset by $5.7 million of other-than-temporary impairments from fixed maturities and to a lesser extent, equity securities and a $5.1 million loss on futures contracts relating to the release of tax capital loss carryforwards.

During the second quarter of 2013, we repurchased senior debentures with a net carrying value of $39.2 million, maturing October 15, 2025, at a cost of $50.5 million, resulting in a loss of $11.3 million. Additionally, in January 2013, we repaid $46.3 million of our FHLBB advances plus prepayment fees of $7.8 million for a total payment of $54.1 million.

In September 2013, we decided to consolidate our operations in Howell, Michigan from two buildings into one building. This resulted in a plan to relocate the employees and pursue the sale of one of the buildings. In conjunction with the planned relocation, we recognized a loss of $4.7 million. This is included in other operating expenses in the Consolidated Statements of Income during the three and nine months ended September 30, 2013.

On April 30, 2012, we completed the sale of our third party administration subsidiary, Citizens Management, Inc. This sale resulted in a gain of $10.9 million after taxes and is included in discontinued operations for the nine months ended September 30, 2012.

Income Taxes

We are subject to the tax laws and regulations of the U.S. and foreign countries in which we operate. We file a consolidated U.S. federal income tax return that includes the holding company and its U.S. subsidiaries. Generally, taxes are accrued at the U.S. statutory tax rate of 35% for income from the U.S. operations. Our primary non-U.S. jurisdiction is the U.K. In July 2012, the U.K. statutory rate decreased from 26% to 24% effective April 1, 2012 and from 24% to 23% effective April 1, 2013. Further decreases were enacted in July 2013 to reduce the statutory rate from 23% to 21% effective April 1, 2014 and from 21% to 20% effective April 1, 2015. We accrue taxes on certain non-U.S. income that is subject to U.S. tax at the U.S. tax rate. Foreign tax credits, where available, are utilized to offset U.S. tax as permitted. Certain of our non-U.S. income is not subject to U.S. tax until repatriated. Foreign taxes on this non-U.S. income are accrued at the local foreign rate and do not have an accrual for U.S. deferred taxes since these earnings are intended to be indefinitely reinvested overseas.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

The provision for income taxes from continuing operations was an expense of $24.8 million in the three months ended September 30, 2013, compared to an expense of $12.3 million during the same period in 2012. These provisions resulted in consolidated effective federal tax rates of 28.8% and 23.1% for the three months ended September 30, 2013 and 2012, respectively. These provisions reflect benefits related to tax planning strategies implemented in prior years of $3.5 million and $4.2 million during the three months ended September 30, 2013 and 2012, respectively. In addition, the provision for the three months ended September 30, 2013 reflects an expense of $0.8 million primarily due to a change in estimate of prior years’ non-U.S. income offset by a benefit of $0.7 million due to a decrease in the U.K. tax rate. The provision for the three months ended September 30, 2012 also reflects a decrease in our valuation allowance related to capital loss carryforwards of $1.3 million. Absent these adjustments, the provision for income taxes would have been $28.2 million or 32.8% and $17.8 million or 33.5% for the three months ended September 30, 2013 and 2012, respectively. The decrease in the effective tax rate is primarily due to higher non-U.S. income taxed at the lower U.K. rate.

The income tax provision on operating income was an expense of $29.7 million during the three months ended September 30, 2013, compared to $15.8 million during the same period in 2012. These provisions resulted in effective tax rates for operating income of 32.8% and 32.7% in 2013 and 2012, respectively.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

The provision for income taxes from continuing operations was an expense of $60.1 million in the nine months ended September 30, 2013, compared to an expense of $33.7 million during the same period in 2012. These provisions resulted in consolidated effective federal tax rates of 24.9% for both the nine months ended September 30, 2013 and 2012. These provisions reflect benefits related to tax planning strategies implemented in prior years of $13.8 million and $10.8 million during the nine months ended September 30, 2013 and 2012, respectively. In addition, the provision for the nine months ending September 30, 2013 reflects a benefit of $2.8 million for a change in estimate of prior years’ non-U.S. income and a benefit of $0.7 million resulting from a decrease in the U.K. tax rate. The provision for the nine months ended September 30, 2012 reflects a decrease in our valuation allowance related to capital loss carryforwards of $1.3 million. Absent these benefits, the provision for income taxes would have been $77.4 million or 32.1% and $45.8 million or 33.9% for the nine months ended September 30, 2013 and 2012, respectively. The decrease in the effective tax rate is primarily due to higher non-U.S. income taxed at the lower U.K. rate.

The income tax provision on operating income was an expense of $74.2 million during the nine months ended September 30, 2013, compared to $44.4 million during the same period in 2012. These provisions resulted in effective tax rates for operating income of 30.7% and 33.4% in 2013 and 2012, respectively. The decrease in the effective tax rate is primarily due to the aforementioned benefits for the change in estimate of prior years’ non-U.S. income and the decrease in the U.K. tax rate.

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

Critical Accounting Estimates

Interim consolidated financial statements have been prepared in conformity with U.S. GAAP and include certain accounting policies that we consider to be critical due to the amount of judgment and uncertainty inherent in the application of those policies. While we believe that the amounts included in our consolidated financial statements reflect our best judgment, the use of different assumptions could produce materially different accounting estimates. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, we believe the following accounting estimates are critical to our operations and require the most subjective and complex judgment:

•	Reserve for losses and loss expenses

•	Reinsurance recoverable balances

•	Pension benefit obligations

•	Other-than-temporary impairments (“OTTI”)

•	Deferred tax assets

For a more detailed discussion of these critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2012.

Statutory Surplus of U.S. Insurance Subsidiaries

The following table reflects statutory surplus for our U.S. insurance subsidiaries:

(in millions)	September 30, 2013	December 31, 2012

Total Statutory Capital and Surplus - U.S. Insurance Subsidiaries	$1,751.3	$1,523.4

The statutory capital and surplus for our U.S. insurance subsidiaries increased $227.9 million during the first nine months of 2013, primarily due to operating results, an increase in admitted tax assets, and realized and unrealized gains on investments.

The NAIC prescribes an annual calculation regarding risk based capital (“RBC”). RBC ratios for regulatory purposes are expressed as a percentage of the capital required to be above the Authorized Control Level (the “Regulatory Scale”); however, in the insurance industry, RBC ratios are widely expressed as a percentage of the Company Action Level. The following table reflects the Company Action Level, the Authorized Control Level and RBC ratios for Hanover Insurance (which includes Citizens and other U.S. insurance subsidiaries), as of September 30, 2013, expressed both on the Industry Scale (Total Adjusted Capital divided by the Company Action Level) and Regulatory Scale (Total Adjusted Capital divided by Authorized Control Level):

(dollars in millions)	Company Action Level	Authorized Control Level	RBC Ratio Industry Scale	RBC Ratio Regulatory Scale

The Hanover Insurance Company	$674.0	$337.0	258%	517%

Lloyd’s Capital Requirement

Chaucer corporate members operate in the Lloyd’s market, which requires that these members deposit funds, referred to as “Funds at Lloyd’s”, to support their underwriting interests. Lloyd’s sets required capital annually for all participating syndicates based on each syndicate’s business plans, the rating and reserving environment, and discussions with regulatory and rating agencies. Although the minimum capital levels are set by Lloyd’s, it is the responsibility of Chaucer to continually monitor the risk profiles of its managed syndicates to ensure that the level of funding remains appropriate. Such capital is comprised of cash and cash equivalents, investments, undrawn letters of credit provided by various banks and other assets. At September 30, 2013, we are in compliance with the capital requirements. We have the following securities, assets and letters of credit pledged to Lloyd’s to satisfy these capital requirements at September 30, 2013. In 2012, we decided not to renew the capital provision reinsurance treaty for the 2013 underwriting year with Flagstone Re. In accordance with the terms of the capital provision reinsurance treaty, Flagstone Re is obligated to provide Funds at Lloyd’s in relation to its participation during the 2009 through 2012 underwriting years, until such time that these years close. We expect to be able to meet these capital requirements in the future.

(in millions)
Letters of credit	$180.0
Reinsurance treaty	94.9
Fixed maturities, at fair value	341.0
Cash and cash equivalents	27.8

Total securities, assets and letters of credit pledged to Lloyd’s	$643.7

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

Dividend payments to the holding company by our Chaucer business are regulated by U.K. law. Dividends from Chaucer are dependent on dividends from its subsidiaries. Annual dividend payments from Chaucer are limited to retained earnings that are not restricted by capital and other requirements for business at Lloyd’s. Also, Chaucer must provide advance notice to the U.K.’s Prudential Regulation Authority (“PRA”), one of the successors to the Financial Services Authority, of certain proposed dividends or other payments from PRA regulated entities. In connection with an intercompany borrowing arrangement with the holding company, interest on a $300 million note is paid by Chaucer on a quarterly basis to the holding company. This interest may be deferred at the election of the holding company. If deferred, the interest is added to the principal. During 2013, Chaucer paid $11.2 million of interest to the holding company.

At September 30, 2013, THG, as a holding company, held approximately $144.5 million of fixed maturities and cash. We believe our holding company assets are sufficient to meet our future obligations, which consist primarily of dividends to our shareholders (as and to the extent declared), the interest on our senior and subordinated debentures, additional funds relating to the purchase of Chaucer, certain costs associated with benefits due to our former life employees and agents and, to the extent required, payments related to indemnification of liabilities associated with the sale of various subsidiaries. We do not expect that it will be necessary to dividend additional funds from our insurance subsidiaries in order to fund 2013 holding company obligations; however, we may decide to do so.

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

Net cash provided by operating activities was $181.9 million during the first nine months of 2013, as compared to $204.6 million during the first nine months of 2012. The $22.7 million decrease primarily resulted from an increase in loss and LAE payments and payment related to the settlement of our life insurance postretirement benefit obligation. These decreases were partially offset by an increase in net premiums written.

Net cash used in investing activities was $94.6 million during the first nine months of 2013, as compared to $528.5 million during the first nine months of 2012. During 2013, cash used was primarily related to net purchases of equity securities, partially offset by net disposals of fixed maturities. In 2012, cash used was primarily related to net purchases of fixed maturities as we invested cash from Chaucer and net investments in equity securities. Cash used to purchase investments was partially offset by cash received from the sale of CMI.

Net cash used in financing activities was $49.5 million during the first nine months of 2013, as compared to $58.6 million during the first nine months of 2012. During 2013, cash used in financing activities primarily resulted from the repayment of debt, repurchases of common stock and the payment of dividends to shareholders, partially offset by the proceeds from the issuance, on March 20, 2013, of $175.0 million of unsecured subordinated debentures. During 2012, cash used in financing activities primarily resulted from the payment of dividends to shareholders, repurchases of our common stock and repayments of collateral held for our securities lending program, partially offset by the proceeds from the FHLBB advances.

Dividends to common shareholders are subject to quarterly board approval and declaration. During the first nine months of 2013, as declared by the Board, we paid three quarterly dividends, each for $0.33 per share to our shareholders, totaling $43.8 million. We believe that our holding company assets are sufficient to provide for future shareholder dividends should the Board of Directors declare them.

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

Since October 2007 and through September 2013, our Board of Directors has authorized aggregate repurchases of our common stock of up to $600 million, including a $100 million increase in the program in May 2013. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. During the first nine months of 2013, we repurchased 1.6 million shares of our common stock at a cost of $78.2 million.

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

We have a Standby Letter of Credit Facility Agreement (the “Facility Agreement”) not to exceed $180.0 million outstanding at any one time, with the option to increase the amount available for issuances of letters of credit to $270.0 million in the aggregate on one occasion only during the term of the Facility Agreement (subject to the consent of all lenders and assuming no default and satisfaction of other specified conditions). The agreement provides certain covenants including, but not limited to, the syndicates’ financial condition. The current Facility Agreement provides regulatory capital supporting Chaucer’s underwriting activities through year-end 2013 and is generally renewed biennially to support new underwriting years. A letter of credit commission fee on outstanding letters of credit is payable quarterly, and ranges from 1.50% to 2.125% per annum, depending on our credit ratings for portions that are not cash collateralized, and 0.30% per annum for portions that are cash collateralized. We may, from time to time, collateralize a portion of the outstanding letter of credit. In addition to the commission fee on the uncollateralized outstanding letter of credit, a commitment fee in respect of the unutilized commitments under the Facility Agreement is payable quarterly, and ranges from 0.60% to 0.85% per annum, depending on our credit ratings. Chaucer is also required to pay customary agency fees.

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

At September 30, 2013, we were in compliance with the covenants of the aforementioned debt agreements.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Our market risks, the ways we manage them, and sensitivity to changes in interest rates, equity price risk, and foreign currency exchange risk are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2012, included in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes in the first nine months of 2013 to these risks or our management of them.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the internal control over financial reporting, as required by Rule 13a-15(d) of the Exchange Act, to determine whether any changes occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there were no such changes during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Shares purchased in the third quarter of 2013 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (in millions) (1)
July 1 - 31, 2013(2)	13,127	$49.46	—	$143
August 1 - 31, 2013(2)	465	55.57	—	143
September 1 - 30, 2013(3)	116,364	51.29	115,200	137

Total	129,956	$51.12	115,200	$137

(1)	Since the announcement of our share repurchase program on October 29, 2007, the Board has authorized us to repurchase up to $600 million in shares of our common stock, including a $100 million increase in the program in May 2013, using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions.
(2)	The total number of shares purchased reflects shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards.
(3)	Includes 1,164 shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards.

ITEM 6 – EXHIBITS

EX – 10.1	The Hanover Insurance Group Cash Balance Pension Plan, as amended.

EX – 31.1	Certification of the Chief Executive Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX – 31.2	Certification of the Chief Financial Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX – 32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

EX – 32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

EX – 101	The following materials from The Hanover Insurance Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012; (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012; (iii) Consolidated Balance Sheets at September 30, 2013 and December 31, 2012; (iv) Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (vi) related notes to these financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hanover Insurance Group, Inc
Registrant

October 31, 2013	/s/ Frederick H. Eppinger, Jr.
Date	Frederick H. Eppinger, Jr.
President, Chief Executive Officer and Director

October 31, 2013	/s/ David B. Greenfield
Date	David B. Greenfield
Executive Vice President, Chief Financial Officer and Principal Accounting Officer