Form 10-K
period 2013-12-31
HANOVER INSURANCE GROUP, INC.
filed 2014-02-25
CIK 944695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                      to

Commission file number: 1-13754

THE HANOVER INSURANCE GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3263626
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

440 Lincoln Street, Worcester, Massachusetts	01653
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(508) 855-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange
7 5/8% Senior Debentures due 2025	New York Stock Exchange
6.35% Subordinated Debentures due 2053	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based on the closing sales price of June 28, 2013, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $2,108,212,659.

The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 43,882,063 shares as of February 20, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of The Hanover Insurance Group, Inc.’s Proxy Statement relating to the 2014 Annual Meeting of Shareholders to be held May 20, 2014 to be filed pursuant to Regulation 14A are incorporated by reference in Part III.

THE HANOVER INSURANCE GROUP, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

PART I

ITEM 1 — BUSINESS

ORGANIZATION

The Hanover Insurance Group, Inc. (“THG”) is a holding company organized as a Delaware corporation in 1995 and traces its roots to as early as 1852, when the Hanover Fire Insurance Company was founded. Our primary business operations are property and casualty insurance products and services. We market our domestic products and services through independent agents and brokers in the United States (“U.S.”) and conduct business internationally through a wholly-owned subsidiary, Chaucer Holdings plc (“Chaucer”), which operates through the Society and Corporation of Lloyd’s (“Lloyd’s”) and is domiciled in the United Kingdom (“U.K.”). Our consolidated financial statements include the accounts of THG; The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America (“Citizens”), which are our principal U.S. domiciled property and casualty subsidiaries; Chaucer, which we acquired on July 1, 2011; and certain other insurance and non-insurance subsidiaries. Our results of operations also include the results of our discontinued operations, consisting primarily of our former life insurance businesses, our accident and health business and prior to April 30, 2012, our third party administration business.

FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS

We conduct our business operations through four operating segments. These segments are Commercial Lines, Personal Lines, Chaucer and Other. We report interest expense related to our corporate debt separately from the earnings of our operating segments.

Information with respect to each of our segments is included in “Results of Operations - Segments” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 14 – “Segment Information” in the Notes to the Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K.

Information with respect to geographic concentrations is included in the “Description of Business by Segment” in Part 1 – Item 1 and in Note 14 – “Segment Information” in the Notes to the Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K.

DESCRIPTION OF BUSINESS BY SEGMENT

Following is a discussion of each of our operating segments.

GENERAL

We manage our operations principally through four operating segments, including three in which we provide insurance products and services: Commercial Lines, Personal Lines, and Chaucer. We underwrite commercial and personal property and casualty insurance through Hanover Insurance, Citizens and other THG subsidiaries, through an independent agent and broker network concentrated in the Northeast, Midwest and Southeast U.S. We also continue to actively grow our Commercial Lines presence in the Western region of the U.S. Our Chaucer segment is a specialist insurance underwriting group which operates through Lloyd’s and writes business internationally. Included in our fourth operating segment, Other, are Opus Investment Management, Inc. (“Opus”), a wholly-owned subsidiary of THG, which provides investment management services to our insurance and non-insurance companies, our institutions, pension funds and other organizations; earnings on holding company assets; and a run-off voluntary pools business.

Our business strategy focuses on providing our agents and customers stability and financial strength, while prudently growing and diversifying our product and geographical business mix. We conduct our business with an emphasis on agency relationships and active agency management, disciplined underwriting, pricing, quality claim handling, and customer service. Annually, we write over $4 billion in premiums, including over $3 billion domestically. Based on direct U.S. premiums written, we rank among the top 25 property and casualty insurers in the United States.

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

Commercial Lines

Our Commercial Lines segment generated $2.1 billion, or 44.3%, of consolidated operating revenues and $2.0 billion, or 44.1%, of net premiums written, for the year ended December 31, 2013.

The following table provides net premiums written by line of business for our Commercial Lines segment.

YEAR ENDED DECEMBER 31, 2013	Net	%
	Premiums	of
(in millions, except ratios)	Written	Total
Commercial multiple peril	$651.7	32.5%
Commercial automobile	304.7	15.2
Workers’ compensation	229.6	11.4
Other commercial lines:
AIX program business	253.0	12.6
Inland marine	197.6	9.8
Management and professional liability	116.0	5.8
Surety	68.7	3.4
Other	185.9	9.3

Total	$2,007.2	100.0%

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

Other commercial lines is comprised of:

•	AIX program business provides coverage to under-served markets where there are specialty coverage or risk management needs, including commercial multiple peril, workers’ compensation, commercial automobile, general liability and other commercial coverages;

•	inland marine coverage insures businesses against physical losses to property, such as contractor’s equipment, builders’ risk and goods in transit, and also covers jewelers block, fine art and other valuables;

•	management and professional liability coverage provides protection for directors and officers of companies that may be sued in connection with their performance, errors and omissions protection to companies and individuals against negligence or bad faith, as well as protection for employment practices insurance and fidelity and crime.

•	surety provides businesses with contract surety coverage in the event of performance or non-payment claims, and commercial surety coverage related to fiduciary or regulatory obligations; and

•	other commercial lines coverages include umbrella, monoline general liability, specialty property, healthcare and miscellaneous commercial property.

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

Our small commercial, middle market and specialty businesses constitute approximately 32%, 33% and 35% of our total Commercial Lines business, respectively. Small commercial offerings, which generally include premiums of $50,000 or less, deliver value through product expertise, local presence, and ease of doing business. Middle market accounts require greater claim and underwriting expertise, as well as a focus on industry segments where we can deliver differentiation in the market and value to agents and customers. Small and middle market accounts comprise $1.3 billion of the Commercial Lines. Our strategy is to continue to grow these businesses over time, even as we seek to reduce property exposures in certain geographic areas and manage our mix of business in the short term.

In our small commercial and middle market businesses, we have developed several niche insurance programs, including for schools, human services organizations, such as non-profit youth and community service organizations, and religious institutions. We have added additional segmentation to our core middle market commercial products, including real estate, hospitality and wholesale distributors and introduced products focused on management liability, specifically non-profit and private company directors and officers liability and employment practices liability.

Part of our strategy is to expand our specialty lines offerings in order to provide our agents and policyholders with a broader product portfolio and to increase our market penetration. Net premiums written in our specialty lines account for approximately one-third of our Commercial Lines net premiums written. As part of our strategy, we have over time acquired various specialized businesses aimed at further diversifying and growing our specialty lines. We used these acquisitions as platforms to expand our product offerings and grow through our existing agency and broker distribution network.

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

Personal Lines

Our Personal Lines segment generated $1.5 billion, or 32.4%, of consolidated operating revenues and $1.4 billion, or 31.4%, of net premiums written, for the year ended December 31, 2013.

The following table provides net premiums written by line of business for our Personal Lines segment.

YEAR ENDED DECEMBER 31, 2013	Net	%
	Premiums	of
(in millions, except ratios)	Written	Total
Personal automobile	$890.3	62.3%
Homeowners	496.7	34.8
Other	41.0	2.9

Total	$1,428.0	100.0%

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

Our strategy in Personal Lines is to build account–oriented business through our partner agencies, with a focus on greater geographic diversification. The market for our Personal Lines business continues to be very competitive, with continued pressure on agents from direct writers, as well as from the increased usage of real time comparative rating tools and increasingly sophisticated rating and pricing tools. We maintain a focus on partnering with high quality, value added agencies that stress the importance of consultative selling and account rounding (the conversion of single policy customers to accounts with multiple policies and/or additional coverages). We are focused on making investments that are intended to help us maintain profitability, build a distinctive position in the market, and provide us with profitable growth opportunities. We continue to refine our products and to work closely with these high potential agents to increase the percentage of business they place with us and to ensure that it is consistent with our preferred mix of business. Additionally, we remain focused on further diversifying our state mix beyond the historical core states of Michigan, Massachusetts, New York and New Jersey, and on reducing property exposures in concentrated areas or where we have experienced persistent weather-related losses. We expect these efforts to decrease our risk concentrations and our dependency on these four states, as well as to contribute to improved profitability over time.

Chaucer

Our Chaucer segment generated $1.1 billion, or 23.1%, of consolidated operating revenues and $1.1 billion, or 24.5%, of net premiums written, for the year ended December 31, 2013.

The following table provides net premiums written by line of business for our Chaucer segment.

YEAR ENDED DECEMBER 31, 2013	Net	%
	Premiums	of
(in millions, except ratios)	Written	Total
U.K. motor	$300.5	26.9%
Marine and aviation	277.1	24.8
Property	191.9	17.2
Energy	174.2	15.6
Casualty and other	173.8	15.5

Total	$1,117.5	100.0%

The Chaucer segment is comprised of international business written through Lloyd’s, and includes:

Marine and aviation includes worldwide direct, facultative and treaty business. The marine account provides cover for hull, liability, war, terrorism, cargo, political risk, specie, fine art, satellite and ports and terminals. The aviation account insures airline hull and liability, general aviation, refuellers and aviation products.

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

Chaucer provides capital to Syndicate 1084, which underwrites a range of property, marine, aviation, casualty and energy products for commercial clients worldwide and motor business for personal and commercial clients in the U.K.; and Syndicate 1176, which primarily provides protection against physical damage and limited liability exposures from power generation at nuclear power stations. The energy line of business includes $19.9 million of net premiums written from Syndicate 1176.

We will have an economic interest in Syndicate 1084 of 100% for 2014, increasing from 98% in 2013. Our economic interest in Syndicate 1176 will also increase to 57% in 2014 from 56% in 2013.

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

Other

The Other segment consists of: Opus, which provides investment advisory services to affiliates and also manages approximately $1.4 billion of assets for unaffiliated institutions such as insurance companies, retirement plans and foundations; earnings on holding company assets; and voluntary pools business, which is in run-off.

MARKETING AND DISTRIBUTION

We serve a variety of standard, specialty and niche markets. Consistent with our objective to diversify our underwriting risks on a geographic and line of business basis, we currently have a distribution split of approximately one-third each of domestic standard Commercial Lines, international and domestic specialty lines, and domestic standard Personal Lines. Our Commercial and Personal Lines segments, comprising our principal domestic U.S. subsidiaries, distribute our products primarily through an independent agent network. Our Chaucer segment, comprising our international business, distributes primarily through insurance brokers in the Lloyd’s market, as well as through comparative website aggregators with respect to the U.K. motor business.

Commercial and Personal Lines

Our Commercial and Personal Lines agency distribution strategy and field structure are designed to maintain a strong focus on local markets and the flexibility to respond to specific market conditions. During 2013, we wrote 21.5% of our Commercial and Personal Lines business in Michigan and 9.5% in Massachusetts. Our structure is a key factor in the establishment and maintenance of productive, long-term relationships with mid-sized, well-established independent agencies. We maintain 41 local offices across 29 states. The majority of processing support for these locations is provided from Worcester, Massachusetts; Howell, Michigan; Salem, Virginia; and Windsor, Connecticut.

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

We are licensed to sell property and casualty insurance in all fifty states in the U.S., as well as in the District of Columbia. We actively market Commercial Lines policies throughout the U.S. in 36 states and Personal Lines policies in 18 states.

The following table provides our top Commercial and Personal Lines geographical markets based on total net premiums written in the state in 2013.

					Total Commercial and
	Commercial Lines		Personal Lines		Personal Lines
YEAR ENDED DECEMBER 31, 2013
	Net	%	Net	%	Net	%
	Premiums	of	Premiums	of	Premiums	of
(in millions, except ratios)	Written	Total	Written	Total	Written	Total
Michigan	$140.5	7.0%	$596.4	41.8%	$736.9	21.5%
Massachusetts	145.4	7.2	181.2	12.7	326.6	9.5
New York	220.5	11.0	95.3	6.7	315.8	9.2
California	241.7	12.0	0.3	—	242.0	7.0
New Jersey	111.6	5.6	73.4	5.1	185.0	5.4
Illinois	90.3	4.5	68.8	4.8	159.1	4.6
Texas	142.6	7.1	—	—	142.6	4.2
Connecticut	49.2	2.5	56.1	3.9	105.3	3.1
Virginia	56.6	2.8	35.3	2.5	91.9	2.7
Maine	57.6	2.9	33.2	2.3	90.8	2.6
Georgia	53.0	2.6	32.3	2.3	85.3	2.5
New Hampshire	39.4	2.0	36.6	2.6	76.0	2.2
Florida	69.5	3.5	5.1	0.4	74.6	2.2
Indiana	37.2	1.9	37.1	2.6	74.3	2.2
Louisiana	32.4	1.6	35.3	2.5	67.7	2.0
Tennessee	30.9	1.5	29.2	2.0	60.1	1.8
Ohio	25.2	1.3	32.8	2.3	58.0	1.7
Wisconsin	30.5	1.5	26.3	1.8	56.8	1.7
Oklahoma	29.6	1.5	22.3	1.6	51.9	1.5
Other	403.5	20.0	31.0	2.1	434.5	12.4

Total	$2,007.2	100.0%	$1,428.0	100.0%	$3,435.2	100.0%

We manage our Commercial Lines portfolio, which includes our core and specialty businesses, with a focus on growth from the most profitable industry segments within our underwriting expertise. Our core business is generally comprised of several coordinated commercial lines of business, including small and middle market accounts, which include segmented businesses and niches. Core Commercial Lines direct premium written is comprised of small and mid-sized accounts; such business is split between small accounts generally having less than $50,000 in premium and middle market accounts, those with premium over $50,000, with most accounts having less than $250,000 of premium. Additionally, we have multiple specialty lines of business, which include program business, inland marine, management and professional liability, surety, specialty property and healthcare. The Commercial Lines segment seeks to maintain strong agency relationships as a strategy to secure and retain our agents’ best business. We monitor quality of business written through an ongoing quality review program, accountability for which is shared at the local, regional and corporate levels.

We manage Personal Lines business with a focus on acquiring and retaining quality accounts. Currently, approximately 75% of our policies in force are account business. Approximately 55% of our Personal Lines net premium written is generated in the combined states of Michigan and Massachusetts. In Michigan, based upon direct premiums written for 2012, we underwrite approximately 8% of the state’s total market.

Approximately 64% of our Michigan Personal Lines business is in the personal automobile line and 34% is in the homeowners line. Michigan business represents approximately 43% of our total personal automobile net premiums written and 41% our total homeowners net premiums written. In Michigan, we are a principal market for many of our appointed agencies with approximately $1.5 million of total direct premiums written per agency in 2013.

Approximately 70% of our Massachusetts Personal Lines business is in the personal automobile line and 26% is in the homeowners line. Massachusetts business represents approximately 14% of our total personal automobile net premiums written and approximately 10% of our total homeowners net premiums written.

We sponsor local and national agent advisory councils to gain the benefit of our agents’ insight and enhance our relationships. These councils provide feedback, input on the development of products and services, guidance on marketing efforts, support for our strategies, and assist us in enhancing our local market presence.

Chaucer

Chaucer underwrites business from two main sources: approximately 77% from Lloyd’s brokers and underwriting agencies, placed in the open market, and 23% from retail brokers and comparative website aggregators for U.K. motor business. We primarily compensate brokers, underwriting agencies and aggregators through commission payments.

In the Lloyd’s open market, brokers approach Chaucer with individual insurance and reinsurance risk opportunities for underwriter consideration. Brokers also gain access to Chaucer’s products through selected underwriting agencies (also referred to as coverholders), to which Chaucer has granted limited authority to make underwriting decisions on individual risks. In general, risks written through underwriting agencies are smaller in terms of both exposure and premium. Risks are placed in Lloyd’s through a subscription placement process whereby generally several syndicates take a share of a contract rather than one insurer taking 100% on a direct basis. This facilitates the spreading of large and complex risks across a number of insurers, while limiting the counterparty risk of each insurer.

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

The following table provides a geographical breakdown of Chaucer’s total gross premiums written (“GPW”) based on the location of risk:

% of Total GPW
in Chaucer
YEAR ENDED DECEMBER 31, 2013	Segment
United Kingdom(1)	24.0%
United States	14.9
Americas, excluding the United States	11.1
Asia Pacific	5.4
Middle East and Africa	5.2
Europe	3.1
Worldwide and other(2)	36.3

Total	100.0%

(1)	Primarily U.K. motor.
(2)	“Worldwide and other” comprises insured risks that move across multiple geographic areas due to their mobile nature or insured risks that are fixed in locations that span more than one geographic area. These contracts include, for example, marine and aviation hull, satellite and offshore energy exploration and production risks that can move across multiple geographic areas and assumed risks where the cedant insures risks in two or more geographic zones.

Other

With respect to our Other segment business, we market our investment advisory services directly through Opus.

PRICING AND COMPETITION

The property and casualty industry is a very competitive market. Our competitors include national, international, regional and local companies that sell insurance through various distribution channels, including independent agencies, captive agency forces, brokers and direct to consumers through the internet or otherwise. They also include mutual insurance companies, reciprocals and exchanges. In the Commercial and Personal Lines segments, we market through independent agents and brokers and compete for business on the basis of product, price, agency and customer service, local relationships, ratings, and effective claims handling, among other things. We believe that an emphasis on maintaining strong agency relationships and a local presence in our markets, coupled with investments in products, operating efficiency, technology and effective claims handling, will enable us to compete effectively. Our broad product offerings in Commercial Lines and total account strategy in Personal Lines are instrumental to our strategy to capitalize on these relationships and improve profitability.

We seek to achieve targeted combined ratios in each of our product lines. Targets vary by product and geography and change with market conditions. The targeted combined ratios reflect competitive market conditions, investment yield expectations, our loss payout patterns, and target returns on equity. This strategy is intended to enable us to achieve measured growth and consistent profitability.

For all major product lines, we employ pricing teams which produce exposure and experience-based rating models to support underwriting decisions. In addition, in the Commercial and Personal Lines segments, we seek to utilize our understanding of local markets to achieve superior underwriting results. We rely on market information provided by our local agents and on the knowledge of staff in the local branch offices. Since we maintain a strong regional focus and a significant market share in a number of states, we can better apply our knowledge and experience in making underwriting and rate setting decisions. Also, we seek to gather objective and verifiable information at a policy level during the underwriting process, such as loss histories, past driving records and, where permitted, credit histories.

The Commercial and Personal Lines segments are not dependent on a single customer or even a few customers, for which the loss of any one or more would have an adverse effect upon the insurance operations for these segments.

Although we conduct some business on a direct basis through the Chaucer segment, we market the majority of Chaucer product offerings through insurance brokers in the Lloyd’s specialty and the U.K. motor markets, which provide access to business from clients and coverholders. We are able to attract business through our recognized capability to serve as the lead underwriter in most classes we write, particularly in classes where such lead ability is sought by clients and recognized by following markets. This requires significant underwriting and claims handling expertise in very specialized lines of business. Our competitors include large international insurance companies and other Lloyd’s managing underwriters. In the U.K. motor lines, our competitors include large U.K. personal lines insurers. Broker relationships that are ten percent or more of total Chaucer 2013 gross premiums written are with Marsh & McLennan Companies (14%) and Aon Benfield (14%).

CLAIMS MANAGEMENT

Claims management includes the receipt of initial loss notifications, generation of appropriate responses to claim reports, loss appraisals, identification and handling of coverage issues, determination of whether further investigation is required, retention of legal representation where appropriate, establishment of case reserves, approval of loss payments and notification to reinsurers. Part of our strategy focuses on efficient, timely, and fair claim settlements to meet customer service expectations and maintain valuable independent agent relationships. Additionally, effective claims management is important to our business as claim payments and related loss adjustment expenses are our single largest expenditures.

Commercial and Personal Lines

We utilize experienced claims adjusters, appraisers, medical specialists, managers and attorneys to manage our claims. Our U.S. property and casualty operations have field claims adjusters located throughout the states and regions in which we do business. Claims field staff members work closely with the independent agents who bound the policies under which coverage is claimed. Claims office adjusting staff is supported by general adjusters for large property and large casualty losses, by automobile and heavy equipment damage appraisers for automobile material damage losses, and by medical specialists whose principal concentration is on workers’ compensation and automobile injury cases. Additionally, the claims offices are supported by staff attorneys, both in the home office and in regional locations, who specialize in litigation defense and claim settlements. We have a catastrophe response team to assist policyholders impacted by severe weather events. This team mobilizes quickly to impacted regions, often in advance for a large tracked storm, to support our local claims adjusters and facilitate a timely response to resulting claims. We also maintain a special unit that investigates suspected insurance fraud and abuse. We utilize claims processing technology which allows most of the smaller and more routine Personal Lines claims to be processed at centralized locations.

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

TERRORISM

As a result of the tragic events of September 11, 2001, the insurance industry has had heightened concern about the potential for losses caused by terrorist acts. These losses may encompass people, property and business operations covered under workers’ compensation, commercial multiple peril and other Commercial Lines policies. In certain cases, we are not able to exclude coverage for these losses, either because of regulatory requirements or competitive pressures. We continually evaluate the potential effect of these low frequency, but potentially high severity events in our overall pricing and underwriting plans, especially for policies written in major metropolitan areas.

Private sector catastrophe reinsurance is limited and generally unavailable for losses attributed to acts of terrorism, particularly those involving nuclear, biological, chemical and/or radiological events. As a result, the industry’s primary reinsurance protection against large-scale terrorist attacks in the U.S. is provided through a Federal program that provides compensation for insured losses resulting from acts of terrorism. Additionally, certain terrorism-related risks embedded in our Commercial and Personal Lines are covered under the existing Catastrophe, Property per Risk and Casualty Excess of Loss corporate reinsurance treaties (see “Reinsurance” for additional information).

The Terrorism Risk Insurance Act of 2002 established the Terrorism Risk Insurance Program (the “U.S. Program”). Coverage under the U.S. Program applies to workers’ compensation, commercial multiple peril and certain other Commercial Lines policies for U.S. direct written policies. The Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”) extended the U.S. Program through December 31, 2014. All commercial property and casualty insurers licensed in the U.S. participate in the program. Under the program, a participating issuer, in exchange for making terrorism insurance available, is entitled to be reimbursed by the Federal Government for 85% of subject losses, after an insurer deductible, subject to an annual industry-wide cap of $100 billion. The U.S. Program does not cover losses in surety, Personal Lines or certain other lines of insurance. Losses caused by terrorist acts are not excluded from homeowners or personal automobile policies.

Efforts are underway to extend the U.S. Program beyond 2014, although there can be no assurance that such legislation will pass or be similar to the existing U.S. Program. Accordingly, there is additional uncertainty regarding our exposure with respect to terrorism coverage after December 31, 2014, and this uncertainty extends to any policies issued or renewed in 2014, since such policy terms will extend into the 2015 calendar year.

As an admitted carrier, we are regulated by state laws that specifically prohibit the industry’s ability to exclude terrorism losses from workers’ compensation coverage in addition to requiring the industry to offer terrorism coverage for virtually all commercial property and casualty products. The expiration of the U.S. Program has prompted consideration by the industry of “conditional renewal provisions”. Such provisions would automatically exclude losses caused by terrorism if the U.S. Program is not extended. At this time, we have elected not to take this approach, consistent with most of the industry, because of our expectation that the U.S. Program will be extended. We continue to review our approach to this matter as we monitor the progress of pending legislation and other market considerations. See “Risk Factors” for additional information.

As required by the current U.S. Program, we offer policyholders in specific lines of insurance the option to elect terrorism coverage. In order for a loss to be covered under the U.S. Program, the loss must meet aggregate industry loss minimums and must be the result of an act of terrorism as certified by the Secretary of the Treasury in concurrence with the Secretary of State and the U.S. Attorney General. Losses from acts which do not qualify or are not so certified will not receive the benefit of the U.S. Program and in fact, may be deemed covered losses whether or not terrorism coverage was purchased. The current U.S. Program requires insurance carriers to retain 15% of any claims from a certified terrorist event in excess of the federally mandated deductible. The deductible represents 20% of direct earned premium for the covered lines of business of the prior year. In 2013, our deductible was $322.7 million, which represents 21.2% of year-end 2012 statutory policyholder surplus of our U.S. domestic insurers, and is estimated to be $350.4 million in 2014, representing 19.1% of 2013 year-end statutory policyholder surplus.

Given the unpredictable nature of the frequency and severity of terrorism losses, future losses from acts of terrorism could be material to our operating results, financial position, and/or liquidity. We attempt to manage our exposures on an individual line of business basis and in the aggregate by one-half square mile grids.

Chaucer’s direct written U.S. policies are also covered under the provisions of TRIPRA. A limited portion of Chaucer’s business outside of the U.S. is exposed to terrorism with respect to certain commercial property classes that are written on a standalone basis. We manage this exposure through policy limits, monitoring of risk aggregation and reinsurance. Generally, terrorism coverage is excluded from most commercial property classes and coverages that Chaucer writes. For our nuclear energy business, most of our liability coverage does not exclude losses resulting from acts of terrorism, although such policies are generally subject to a sub-limit of 50% of full policy limits.

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

The insurance laws of many states subject property and casualty insurers doing business in those states to statutory property and casualty guaranty fund assessments. The purpose of a guaranty fund is to protect policyholders by requiring that solvent property and casualty insurers pay insurance claims of insolvent insurers. These guaranty associations generally pay these claims by assessing solvent insurers proportionately based on the insurer’s share of voluntary premiums written in the state. While most guaranty associations provide for recovery of assessments through subsequent rate increases, surcharges or premium tax credits, there is no assurance that insurers will ultimately recover these assessments, which could be material, particularly following a large catastrophe or in markets which become disrupted.

We are subject to periodic financial and market conduct examinations conducted by state insurance departments. We are also required to file annual and other reports with state insurance departments relating to the financial condition of our insurance subsidiaries and other matters.

From time to time, proposals have been made to establish a federal based insurance regulatory system and to allow insurers to elect either federal or state-based regulation (“optional federal chartering”). In light of the recent challenging economic environment, the focus on increased regulatory controls and the creation of a Federal Insurance Office, there has been renewed interest in such proposals.

Chaucer

Chaucer is regulated by the Prudential Regulation Authority (“PRA”) and the Financial Conduct Authority (“FCA”), which replaced the Financial Services Authority in April 2013, who together have responsibility for the financial services industry, including insurers, insurance intermediaries and Lloyd’s in the U.K, and is supervised by the Council of Lloyd’s, which is the franchisor for all Lloyd’s operations.

The PRA (which is part of The Bank of England) and FCA are given statutory powers by the Financial Services Act of 2012. The PRA is responsible for the prudential supervision of, among other financial institutions, Lloyd’s insurers, with a particular focus on financial stability. The FCA focuses on conduct of business issues, with a particular focus on consumer protection and market integrity.

The PRA, FCA and Council of Lloyd’s have common objectives in ensuring the appropriate regulation of the Lloyd’s market and, to minimize duplication, the PRA and FCA have arrangements with Lloyd’s for co-operation on supervision and enforcement. Lloyd’s, which is regulated by both the PRA and FCA, has responsibility under the Lloyd’s Act 1982 (“the Lloyd’s Act”) for the implementation of certain PRA and FCA prescribed rules relating to the operation of the Lloyd’s market. Lloyd’s prescribes, in respect of its managing agents and corporate members, certain minimum standards relating to their management and control, solvency and various other requirements. The PRA and FCA directly monitor the compliance of Lloyd’s managing agents with the systems and controls that Lloyd’s prescribes.

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

We participate in the Lloyd’s market through our ownership of Chaucer Syndicates Limited, which we refer to as CSL, a managing agent with responsibility for the management of Syndicates 1084 and 1176, for which we provide capital to support their underwriting activities. Our membership in Lloyd’s requires us to comply with its bylaws and regulations, the Lloyd’s Act and the applicable provisions of the Financial Services and Markets Act. These include the requirement to provide capital (referred to as “Funds at Lloyd’s”) in the form of cash, securities or letters of credit in an amount agreed with by Lloyd’s under the capital setting regime of the PRA. The completion of an annual capital adequacy exercise enables each corporate member to calculate the capital required. These requirements allow Lloyd’s to evaluate whether each corporate member has sufficient assets to meet its underwriting liabilities plus a required solvency margin.

If a corporate member of Lloyd’s is unable to meets its policyholder obligations, such obligations may be payable by the Lloyd’s Central Fund, which acts similar to a state guaranty fund in the U.S. If Lloyd’s determines that the Central Fund needs to be increased, it has the power to assess premium levies on all current Lloyd’s members. The Council of Lloyd’s has discretion to call or assess up to 3% of a member’s underwriting capacity in 2014 as a Central Fund contribution.

Solvency II

In 2009, the European Union (“E.U.”) adopted a directive covering capital requirements, risk management and regulatory reporting for insurance organizations. The directive, known as Solvency II, imposes economic risk-based solvency requirements across all E.U. member states that comprise three pillars. First, there are quantitative capital requirements, based on a valuation of the entire balance sheet of an insurance organization. Second, Solvency II requires insurance organizations to undertake a qualitative regulatory review, including governance, internal controls, enterprise risk management and the supervisory review process. Third, to enhance market discipline, insurance organizations must report their financial conditions to regulators. Final E.U. approval of Solvency II is currently due in the first half of 2014, with an anticipated commencement date for the new regulatory regime of January 1, 2016. Chaucer continues to work to ensure compliance with the requirements in accordance with the timetable set out by Lloyd’s.

Other

In addition to the U.K. and European regulations, the Chaucer segment is subject to regulation in the U.S through the Lloyd’s market. The Lloyd’s market has licenses to engage in insurance business in Illinois, Kentucky and the U.S. Virgin Islands and operates as an eligible excess and surplus lines insurer in all other states and territories. Lloyd’s is also an accredited reinsurer in all states and territories. Lloyd’s maintains various trust funds in the state of New York to protect its U.S. business and is subject to regulation by the New York Insurance Department, which acts as the domiciliary department for Lloyd’s U.S. trust funds. There are also deposit trust funds in other U.S. states to support Lloyd’s excess and surplus lines insurance and reinsurance business.

See also to Note 18 — “Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K.

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

With respect to FAIR plans and other similar property insurance shared market mechanisms that have significant exposures, it is difficult to accurately estimate our potential financial exposure for future events. Assessments following a large coastal event, particularly affecting Massachusetts, Florida, New York or New Jersey, could be material to our results of operations. Our participation in such shared markets or pooling mechanisms is generally proportional to our direct writings for the type of coverage written by the specific pooling mechanism in the applicable state or other jurisdiction. For example, we are subject to mandatory participation in the Michigan Assigned Claims (“MAC”) facility. MAC is an assigned claim plan covering people injured in uninsured motor vehicle accidents. Our participation in the MAC facility is based on our share of personal and commercial automobile direct written premium in the state and resulted in underwriting losses of $15.0 million in 2013 and 2012 and $11.1 million in 2011. Additionally, Chaucer’s U.K. motor line is subject to similar mandatory assessments from the U.K. Motor Insurance Bureau (“MIB”) and these assessments were $4.3 million in 2013 and not significant to our results of operations in 2012 and 2011. Included in other expenses in 2011 was a $4.3 million charge related to a write-off of our equity interest in the accumulated surplus of the North Carolina Beach Plan (“NCBP”), a mandatory reinsurance facility, as a result of state legislation intended to reform the funding mechanism of the NCBP. There were no other mandatory residual market mechanisms that were significant to our 2013, 2012 or 2011 results of operations.

RESERVE FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

Reference is made to “Results of Operations - Segments – Reserve for Losses and Loss Adjustment Expenses” of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

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

DECEMBER 31	2013	2012	2011
(in millions)
U.S. Statutory reserve for losses and LAE	$2,725.0	$2,646.7	$2,350.7
U.K. Statutory reserve for losses and LAE	2,373.9	2,397.7	2,319.8

Total Statutory reserve for losses and LAE	5,098.9	5,044.4	4,670.5
U.S. GAAP adjustments:
Reinsurance recoverables on unpaid losses of our U.S. insurance subsidiaries	1,242.2	1,265.0	1,198.5
Reserves for discontinued operations	(121.3)	(126.8)	(124.6)
Other	11.7	14.4	15.9

U.S. GAAP reserve for losses and LAE	$6,231.5	$6,197.0	$5,760.3

Reserves for discontinued operations of our U.S. insurance subsidiaries are included in liabilities of discontinued operations for U.S. GAAP and loss and loss adjustment expenses for Statutory reporting.

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE RESERVE DEVELOPMENT

The following table sets forth the development of our U.S. GAAP reserves (net of reinsurance recoverables) for unpaid losses and LAE from 2003 through 2013. This table includes our Chaucer segment U.S. GAAP reserves beginning December 31, 2011. Conditions and trends that have affected reserve development in the past will not necessarily recur in the future. It is not appropriate to extrapolate future favorable or unfavorable development based on amounts experienced in prior periods.

DECEMBER 31	2013	2012	2011	2010	2009	2008	2007	2006	2005	2004	2003
(in millions)
Net reserve for losses and LAE (1)	$4,201.1	$4,122.7	$3,828.5	$2,162.2	$2,093.7	$2,214.9	$2,227.2	$2,276.5	$2,354.1	$2,166.3	$2,087.0
Cumulative amount paid as of:(2)
One year later		1,469.8	1,396.5	840.7	738.6	788.5	711.1	689.9	729.5	622.0	658.3
Two years later			2,172.6	1,277.9	1,120.3	1,126.8	1,050.5	1,061.8	1,121.9	967.0	995.4
Three years later				1,543.6	1,355.8	1,362.8	1,222.7	1,268.4	1,368.3	1,175.4	1,217.1
Four years later					1,487.2	1,500.5	1,346.8	1,364.7	1,499.6	1,312.9	1,351.6
Five years later						1,577.6	1,426.6	1,438.8	1,555.7	1,384.4	1,436.5
Six years later							1,473.9	1,493.9	1,606.3	1,416.2	1,486.5
Seven years later								1,527.5	1,647.8	1,456.3	1,508.9
Eight years later									1,676.7	1,489.9	1,544.4
Nine years later										1,515.3	1,575.5
Ten years later											1,597.9
Net reserve re-estimated as of:(3)
End of year	4,201.1	4,122.7	3,828.5	2,162.2	2,093.7	2,214.9	2,227.2	2,276.5	2,354.1	2,166.3	2,087.0
One year later		4,052.0	3,841.6	2,094.4	1,982.6	2,059.6	2,075.6	2,140.1	2,274.1	2,086.8	2,072.5
Two years later			3,843.2	2,090.5	1,916.4	1,973.3	1,865.7	2,011.0	2,158.8	1,994.4	2,025.5
Three years later				2,124.2	1,902.7	1,930.8	1,793.7	1,852.7	2,075.0	1,904.4	1,979.6
Four years later					1,923.4	1,922.6	1,770.6	1,810.9	1,965.3	1,858.0	1,925.4
Five years later						1,939.7	1,773.2	1,793.9	1,936.4	1,780.8	1,904.2
Six years later							1,779.4	1,798.0	1,922.4	1,761.2	1,836.2
Seven years later								1,802.4	1,924.6	1,749.0	1,823.3
Eight years later									1,929.1	1,749.0	1,809.9
Nine years later										1,754.7	1,812.3
Ten years later											1,817.2

Cumulative net redundancy (deficiency) (4)	$—	$70.7	$(14.7)	$38.0	$170.3	$275.2	$447.8	$474.1	$425.0	$411.6	$269.8
Adjustment for foreign currency exchange(3)	—	5.6	33.0	—	—	—	—	—	—	—	—

Cumulative net redundancy (deficiency) excluding foreign currency exchange(3)	$—	$76.3	$18.3	$38.0	$170.3	$275.2	$447.8	$474.1	$425.0	$411.6	$269.8

Gross reserve for losses and LAE	$6,231.5	$6,197.0	$5,760.3	$3,277.7	$3,153.9	$3,203.1	$3,167.7	$3,166.0	$3,461.7	$3,073.4	$3,027.0
Reinsurance recoverables	2,030.4	2,074.3	1,931.8	1,115.5	1,060.2	988.2	940.5	889.5	1,107.6	907.1	940.0

Net liability	4,201.1	4,122.7	3,828.5	2,162.2	2,093.7	2,214.9	2,227.2	2,276.5	2,354.1	2,166.3	2,087.0

Re-estimated gross reserve for losses and LAE	—	6,065.1	5,756.3	3,374.6	3,213.1	3,211.8	3,052.7	3,063.5	3,452.3	3,080.8	3,138.7
Re-estimated reinsurance recoverables	—	2,013.1	1,913.1	1,250.4	1,289.7	1,272.1	1,273.3	1,261.1	1,523.2	1,326.1	1,326.0

Re-estimated net liability	—	4,052.0	3,843.2	2,124.2	1,923.4	1,939.7	1,779.4	1,802.4	1,929.1	1,754.7	1,812.7

Cumulative gross redundancy (deficiency) (4)	$—	$131.9	$4.0	$(96.9)	$(59.2)	$(8.7)	$115.0	$102.5	$9.4	$(7.4)	$(111.7)

(1)	Sets forth the estimated net liability for unpaid losses and LAE recorded at the balance sheet date at the end of each of the indicated years; represents the estimated amount of net losses and LAE for claims arising in the current and all prior years that are unpaid at the balance sheet date, including incurred but not reported (“IBNR”) reserves.

(2)	Cumulative loss and LAE payments made in succeeding years for losses incurred prior to the balance sheet date. Chaucer claims payments denominated in foreign currencies are converted to U.S. dollars at the average foreign exchange rates during the year of payment and are not revalued at the current year foreign exchange rates. Because claims paid in prior years are not revalued at the current year’s foreign exchange rates, the difference between the cumulative claims paid at the end of any given year and the immediately previous year represents the claims paid during the year.

(3)	Re-estimated amount of the previously recorded liability based on experience for each succeeding year; increased or decreased as payments are made and more information becomes known about the severity of remaining unpaid claims. Chaucer unpaid losses and LAE denominated in foreign currencies are re-estimated using the foreign exchange rates in effect as of December 31, 2013 and the resulting cumulative foreign exchange translation effect is shown as an adjustment to the cumulative net redundancy (deficiency).

(4)	Cumulative redundancy or deficiency at December 31, 2013 of the net and gross reserve amounts shown in the corresponding column. A redundancy in reserves means the reserves established in prior years exceeded actual losses and LAE or were re-evaluated at less than the original reserved amount. A deficiency in reserves means the reserves established in prior years were less than actual losses and LAE or were re-evaluated at more than the original reserved amount.

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

Although we exclude coverage of nuclear, chemical or biological events from the Personal Lines and Commercial Lines policies we write in the U.S., we are statutorily required to provide this coverage in our workers’ compensation policies. We have workers’ compensation reinsurance coverage under our casualty reinsurance treaty of approximately $10 million for losses that result from nuclear, chemical or biological events and approximately $45 million for terrorism losses excluding those that result from nuclear, chemical or biological events. All other U.S.-based exposure or treaties exclude such coverage. Further, under TRIPRA, our retention of U.S. domestic losses in 2014 from such events, if deemed certified terrorist events, is limited to 15% of losses in excess of an approximate $350 million deductible, up to a combined annual aggregate limit for the federal government and all insurers of $100 billion. Such events could be material to our financial position or results of operations. See “Terrorism” for additional information.

Reference is made to Note 16 — “Reinsurance” in the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K. Reference is also made to “Involuntary Residual Markets”.

Commercial and Personal Lines

Our 2014 reinsurance program for our Commercial Lines and Personal Lines segments is substantially consistent with our 2013 program design. In light of the favorable reinsurance market conditions at January 1, 2014, we expanded our reinsurance coverage in some treaties and increased our limit in others. The following discussion summarizes both our 2013 and 2014 reinsurance programs for our Commercial Lines and Personal Lines segments (excluding coverage available under the U.S. federal terrorism program which is described under “Terrorism”), but does not purport to be a complete description of the program or the various restrictions or limitations which may apply:

•	Our Commercial Lines and Personal Lines segments were primarily protected by a property catastrophe occurrence treaty, a property per risk excess of loss treaty, as well as a casualty excess of loss treaty, with retentions of $200 million, $2 million, and $2 million, respectively.

•	The property catastrophe occurrence treaty provides coverage, on an occurrence basis, up to $700 million (up to $1.1 billion in the Northeast), less a $200 million retention, with no co-participation, for all defined perils. The $700 million to $1.1 billion layer has been renewed effective July 1, 2014 and will reinsure all catastrophe occurrences nationwide. For 2013 and 2014, the property per risk excess of loss treaty provides coverage, on a per risk basis, up to $100 million, less a $2 million retention, with co-participations for 2013 and 2014 ranging from 10% to 12.75% for reinsurance placed in the $2 million to $3 million layer and zero to 10% for reinsurance placed in the $3 million to $10 million layer.

•	The casualty excess of loss treaty provides coverage, on a per occurrence basis for each loss, up to $50 million less a $2 million retention, with no co-participation. For both years, umbrella lines share coverage with casualty lines at the $2 million to $10 million layer, with the maximum umbrella limit of $5 million subject to the casualty treaty. There is also separate umbrella only coverage that provides protection in both 2013 and 2014 for the $5 million to $25 million layer. Professional liability and management liability risks formerly covered in a separate treaty are covered in the casualty excess of loss treaty effective January 1, 2014, which now includes a $1 million to $2 million layer only for these risks.

•	For 2013 and 2014, Commercial Lines segments are further protected by excess of loss treaty agreements for specific lines of business such as surety and fidelity bond liability, and healthcare liability. Surety and fidelity bond excess of loss treaty provides coverage, on a per principal basis, up to $35 million, less a $5 million retention, with co-participations ranging from 5% to 15% for individual layers placed within the treaty.

•	In addition to certain layers of coverage from our Commercial and Personal Lines segment reinsurance program as described above, the Commercial Lines AIX program business also includes surplus share, quota share, excess of loss, facultative and other forms of reinsurance that cover the writings from AIX specialty and proprietary programs. There are approximately 45 different AIX programs, and the reinsurance structure is customized to fit the exposure profile for each program.

Our intention is to renew the surety and fidelity bond treaty, and the property per risk excess of loss treaty in July 2014 with the same or similar terms and conditions, but there can be no assurance that we will be able to maintain our current levels of reinsurance, pricing and terms and conditions. For our 2014 reinsurance program, all other treaties described above were effective January 1, 2014 for a twelve month period.

Chaucer

Chaucer’s 2014 reinsurance program is substantially consistent with the 2013 program design. The 2013 and 2014 Chaucer reinsurance programs contain a combination of reinsurance treaties that either provide coverage across several lines or are specific to individual lines of business or classes of business within certain lines. Generally, for each line or class of Chaucer’s business, there are a variety of proportional, excess of loss (occurrence and aggregate basis), facultative and other treaty forms, which work in conjunction to provide coverage limits. For 2013, Chaucer increased its net retentions for certain lines and classes predominantly through various co-participation levels within certain treaty layers. For 2014, Chaucer’s net retentions are generally consistent with the 2013 levels.

The Chaucer programs described below are substantially in place as of February 1, 2014 and we expect to implement throughout the year any remaining parts of the program as described; however, there can be no assurances that we will be successful in placing reinsurance for each line as planned. The following discussion summarizes both our 2013 and 2014 reinsurance programs for the Chaucer segment, but does not purport to be a complete description of the program or the various restrictions or limitations which may apply. The limit figures below are presented net of treaty co-participation.

We purchase proportional and non-proportional reinsurance which is intended to provide sufficient underwriting capacity to effectively conduct business in the Lloyd’s market and to protect against frequency and severity of losses.

For the property lines reinsurance coverage in 2013 and 2014:

•	The direct property catastrophe occurrence reinsurance for selected international territories provides coverage up to approximately $46 million and $38 million, less retentions of approximately $15 million and $10 million, respectively.

•	The assumed property catastrophe reinsurance for selected international territories provides coverage up to approximately $93 million and $115 million, less retentions of approximately $20 million and $24 million, respectively. Additionally, the assumed property catastrophe occurrence reinsurance for the United States and the Caribbean provides coverage up to approximately $112 million and $133 million, less retentions of approximately $29 million and $30 million, respectively. For 2014 reinsurance programs, our assumed property catastrophe coverage is placed partially on an occurrence, and partially on an aggregate basis.

•	The direct property per risk excess of loss reinsurance provides coverage up to approximately $17 million and $18 million, less retentions of approximately $6 million and $8 million, respectively.

For the energy, marine and aviation lines reinsurance coverage in 2013 and 2014:

•	The nuclear energy lines occurrence reinsurance provides coverage up to approximately $163 million and $165 million, less retentions of approximately $54 million and $55 million, respectively.

•	The non-nuclear energy lines occurrence reinsurance provides coverage up to approximately $158 million and $154 million, respectively, less retentions of approximately $17 million and $20 million, respectively.

•	The marine lines excess of loss reinsurance provides coverage, on a per occurrence basis, up to approximately $56 million and $60 million, respectively, less retentions of approximately $5 million for both years.

•	The aviation lines reinsurance provides coverage, on a per occurrence basis, up to approximately $51 million and $52 million respectively, less retentions of approximately $2 million and $3million, respectively.

The U.K. motor line has protection from a reinsurance program placed on a losses occurring basis, which is unlimited in excess of $1.6 million, both in terms of the amount and the number of losses sustained. For 2012, 2013 and 2014, there is co-participation on the $1.6 million in excess of $1.6 million layer of 30%, 30% and 15% for each year, respectively.

Reinsurance Recoverables

Other than our investment portfolio, the single largest asset class is our reinsurance receivables, which consist of our estimate of amounts recoverable from reinsurers with respect to losses incurred to date (including losses incurred but not reported) and unearned premiums, net of amounts estimated to be uncollectible. This estimate depends upon a number of factors, including an estimate of the amount of reserves attributable to business written in various lines and in various years. This estimate is expected to be revised at each reporting period and such revisions, which could be material, affect our results of operations and financial position. Reinsurance recoverables include amounts due from both United States and state mandatory reinsurance or other risk sharing mechanisms, and private reinsurers to whom we have voluntarily ceded business.

We are subject to concentration of risk with respect to reinsurance ceded to various mandatory residual markets, facilities and pooling mechanisms. As a condition to conduct business in various states, we are required to participate in residual market mechanisms, facilities and pooling arrangements which usually are designed to provide insurance coverages to individuals or other entities that are otherwise unable to purchase such coverage voluntarily or at rates deemed reasonable. These market mechanisms, facilities and pooling arrangements comprise $887.6 million of our total reinsurance recoverables on paid and unpaid losses and unearned premiums at December 31, 2013 and include, among others, the Michigan Catastrophic Claims Association (“MCCA”).

The MCCA is a mandatory reinsurance association which reinsures claims under Michigan’s unlimited personal injury protection coverage which is required under all Michigan automobile insurance policies. The MCCA reinsures all such claims in excess of a statutorily established company retention, currently $530,000. Funding for MCCA comes from assessments against automobile insurers based upon their share of insured automobiles in the state. Insurers are allowed to pass along this cost to Michigan automobile policyholders. This recoverable accounted for 61% of our total personal automobile gross reserves at December 31, 2013 and 2012. Reinsurance recoverables related to MCCA were $867.0 million and $856.3 million at December 31, 2013 and 2012, respectively. Because the MCCA is supported by assessments permitted by statute, and there have been no significant uncollectible balances from MCCA identified during the three years ending December 31, 2013, we believe that we have no significant exposure to uncollectible reinsurance balances from this entity.

In addition to the reinsurance ceded to various residual market mechanisms, facilities and pooling arrangements and the former capital provision reinsurance treaty with Flagstone Re, as described below, we have $1,315.9 million of reinsurance assets due from traditional reinsurers. These amounts are due principally from highly-rated reinsurers, defined as rated A- or higher by A.M. Best Rating Agency or other equivalent rating. The following table displays balances recoverable from our ten largest reinsurance groups at December 31, 2013, along with the group’s rating from the indicated rating agency. The contractual obligations under reinsurance agreements are typically with individual subsidiaries of the group or syndicates at Lloyd’s and are not typically guaranteed by other group members or syndicates at Lloyd’s. Reinsurance recoverables are comprised of paid losses recoverable, outstanding losses recoverable, incurred but not reported losses recoverable, and ceded unearned premium.

	A.M. Best	Reinsurance
REINSURERS	Rating	Recoverable
(in millions)
Lloyd’s Syndicates	A	$271.0
Munich Reinsurance Companies	A+	156.5
HDI Group	A	119.9
Partner Re Ltd. Companies	A+	91.9
Alleghany Corporation	A	77.3
Swiss Re Ltd.	A+	52.0
XL Group PLC	A	47.4
Toa Reinsurance Company Ltd.	A+	44.4
Aspen Insurance Holdings Ltd.	A	30.4
Everest Re Group Ltd.	A+	28.5

Subtotal		919.3
All other reinsurers		396.6
Residual markets, facilities and pooling arrangements		887.6
Flagstone Re (capital provision reinsurance)		131.5

Total		$2,335.0

Reinsurance recoverable balances in the table above are shown before consideration of balances owed to reinsurers and any potential rights of offset, including collateral held by us and, are net of an allowance for uncollectible recoverables. Reinsurance treaties are generally purchased on an annual basis. Treaties typically contain provisions that allow us to demand that a reinsurer post letters of credit or assets as security if a reinsurer is an unauthorized reinsurer under applicable regulations or if its rating falls below a predetermined contractual level. In regards to reinsurance recoverables due from Lloyd’s Syndicates, as part of the Lloyd’s “chain of security” afforded to all of its policyholders, recourse is available to the Lloyd’s Central Fund in the event of the failure of an individual syndicate and its capital providers. In accordance with the terms of a capital provision reinsurance treaty with Flagstone Re, which was in place for underwriting years 2009 through 2012, Flagstone Re provided additional gross underwriting capacity to Syndicate 1084. Under this agreement, Flagstone Re is obligated to provide Funds at Lloyd’s and is subject to offsetting funds withheld balances with Chaucer. As a result, in the event of a default, we have access to collateral to pay losses reinsured by Flagstone Re on policies written through the end of 2012.

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

We have established a reserve for uncollectible reinsurance of $20.7 million as of December 31, 2013, which was determined by considering reinsurer specific default risk on paid and unpaid recoverables as indicated by their financial strength ratings, any current risk of dispute on paid recoverables, our collection experience and the development of our ceded loss reserves. There have been no significant balances determined to be uncollectible, and thus no significant charges recorded during 2013 for uncollectible reinsurance recoverables.

Our exposure to credit risk from any one reinsurer is managed through diversification by reinsuring with a number of different reinsurers, principally in the United States and European reinsurance markets. When reinsurance for our Commercial and Personal Lines segments is placed, our standards of acceptability generally require that a reinsurer must have a minimum policyholder surplus of $500 million, a rating from A.M. Best and/or S&P of “A” or better, or an equivalent financial strength if not rated. Similarly, the Chaucer segment generally requires all reinsurers to have a rating from S&P of “A-” or better and minimum level of net assets of $500 million. In addition, for lower rated reinsurers, certain reinsurers for our United States insurance operations that have not been granted authorized status by an insurance company’s state of domicile, and in certain other circumstances deemed appropriate by Chaucer’s security committee, reinsurers must generally provide collateral equal to 100% of estimated reinsurance recoverables. The collateral can serve to mitigate credit risk.

DISCONTINUED OPERATIONS

Discontinued operations primarily include our former life insurance businesses, which were sold prior to 2009, our Discontinued Accident and Health Business and our former third party administration business, which was sold in 2012.

The Discontinued Accident and Health Business includes interests in 25 accident and health reinsurance pools and arrangements that we retained subsequent to the sale of First Allmerica Financial Life Insurance Company (“FAFLIC”); all of which were assumed by Hanover Insurance. We ceased writing new premiums in this business in 1999, subject to certain contractual obligations. The reinsurance pool business consists primarily of the medical and disability portions of workers’ compensation risks, long-term care, assumed personal accident, individual medical, long-term disability, and special risk business. This business includes residual health insurance policies. Total claim reserves for the assumed accident and health business were $120.4 million at December 31, 2013. The total amount recoverable from third party reinsurers was $2.0 million at December 31, 2013. Total net reserves were $118.4 million at December 31, 2013. We will continue to account for this business as discontinued operations. Assets and liabilities related to the Discontinued Accident and Health Business are reflected as assets and liabilities of discontinued operations.

Loss estimates associated with substantially all of the Discontinued Accident and Health Business are provided by managers of each pool. We adopt reserve estimates for this business that consider this information, expected returns on assets assigned to this business and other facts. We update these reserves as new information becomes available and further events occur that may affect the ultimate resolution of unsettled claims. We believe that the reserves recorded related to this business are adequate. However, since reserve and loss cost estimates related to the Discontinued Accident and Health Business are dependent on several assumptions, including, but not limited to, future health care costs, persistency of medical care inflation, investment performance, claims, particularly in the long-term care business, morbidity and mortality assumptions, and these assumptions can be impacted by technical developments and advancements in the medical field and other factors, there can be no assurance that the reserves established for this business will prove sufficient. Revisions to these reserves could have a material adverse effect on our results of operations for a particular quarterly or annual period or on our financial position.

Discontinued operations, in total, generated a net gain of $5.3 million during 2013 and primarily related to our former life insurance business. Reference is made to “Discontinued Operations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

INVESTMENT PORTFOLIO

We held $8.1 billion of investment assets, including cash and cash equivalents, at December 31, 2013. Approximately 86% of our investment assets were comprised of fixed maturities, which included both investment grade and below investment grade public and private debt securities; 6% were comprised of cash and cash equivalents; 5% consisted of equity securities; and the remaining 3% included overseas deposits and other investments. These investments are generally of high quality and our fixed maturities are broadly diversified across sectors of the fixed income market.

Our investment portfolio is managed by Opus Investment Management Inc., a wholly-owned subsidiary of THG, including the selection and monitoring of external asset managers primarily for our non-U.S. dollar portfolios. Our overall investment strategy is intended to balance investment income with credit and interest rate risk, while maintaining sufficient liquidity and the opportunity for capital growth. The asset allocation process takes into consideration the types of business written and the level of surplus required to support our different businesses and the risk return profiles of the underlying asset classes. We look to balance the goals of capital preservation, net investment income stability, liquidity and total return. For certain portfolios in which fixed maturities are primarily denominated in U.K. pound sterling and Euro, we employ two external asset managers with international market expertise to manage these portfolios, totaling approximately $823 million. We select and monitor managers based on investment style, performance and corporate governance.

The majority of our assets are invested in the fixed income markets. Through fundamental research and credit analysis, with a focus on value investing, we seek to identify a portfolio of stable income-producing higher quality U.S. government, foreign government, municipal, corporate, residential and commercial mortgage-backed securities and asset-backed securities. We have a general policy of diversifying investments both within and across major investment and industry sectors to mitigate credit and interest rate risk. We monitor the credit quality of our investments and our exposure to individual markets, borrowers, industries, sectors and, in the case of direct commercial mortgages and commercial mortgage-backed securities, property types and geographic locations.

Investments held by our insurance subsidiaries are subject to diversification requirements under state insurance laws and other regulatory requirements. The investment portfolio duration is approximately 4.1 years and is generally maintained in the range of 1 to 2 times the duration of our insurance liabilities. We seek to maintain sufficient liquidity to support our cash flow requirements by monitoring the cash requirements associated with our insurance and corporate liabilities, laddering the maturities within the portfolio, closely monitoring our investment durations, holding high quality liquid public securities and managing the purchases and sales of assets.

Reference is made to “Investments” in Management’s Discussion and Analysis of the Financial Condition and Results of Operations of this Form 10-K.

RATING AGENCIES

Insurance companies are rated by rating agencies to provide both industry participants and insurance consumers information on specific insurance companies. Higher ratings generally indicate the rating agencies’ opinion regarding financial stability and a stronger ability to pay claims.

We believe that strong ratings are important factors in marketing our products to our agents and customers, since rating information is broadly disseminated and generally used throughout the industry. We believe that a rating of “A-” or higher from A.M. Best Co. is particularly important for our business. Insurance company financial strength ratings are assigned to an insurer based upon factors deemed by the rating agencies to be relevant to policyholders and are not directed toward protection of investors. Such ratings are neither a rating of securities nor a recommendation to buy, hold or sell any security.

EMPLOYEES

As of December 31, 2013, we have approximately 5,100 employees, with approximately 4,300 located in the United States, and 800 internationally, almost all of whom are located in the United Kingdom. We believe our relations with employees are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to “Directors and Executive Officers of the Registrant” in Part III - Item 10 of this Form 10-K.

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

The property and casualty insurance industry historically has been subject to significant fluctuations and uncertainties. Our profitability is affected significantly by the following items:

•	increases in costs, particularly those occurring after the time our insurance products are priced and including construction, automobile repair, and medical and rehabilitation costs. This includes “cost shifting” from health insurers to casualty and liability insurers (whether as a result of an increasing number of injured parties without health insurance, coverage changes in health policies to make such coverage secondary to casualty policies, the implementation of national healthcare legislation, lower reimbursement rates for the same procedure by health insurers or government-sponsored insurance, or the implementation of the Medicare Secondary Payer Act, which imposes reporting and other requirements with respect to medical and related claims paid for Medicare eligible individuals). As it relates to construction, there are often temporary increases in the cost of building supplies and construction labor after a significant event (for example, so called “demand surge” that causes the cost of labor, construction materials and other items to increase in a geographic area affected by a catastrophe). In addition, we are limited in our ability to negotiate and manage reimbursable expenses incurred by our policyholders;

•	competitive and regulatory pressures, which affect the prices of our products and the nature of the risks covered;

•	volatile and unpredictable developments, including severe weather, catastrophes and terrorist actions;

•	legal, regulatory and socio-economic developments, such as new theories of insured and insurer liability and related claims and extra-contractual awards such as punitive damages, and increases in the size of jury awards or changes in applicable laws and regulations (such as changes in the thresholds affecting “no fault” liability or when non-economic damages are recoverable for bodily injury claims or coverage requirements);

•	fluctuations in interest rates, inflationary pressures, default rates and other factors that affect investment returns; and

•	other general economic conditions and trends that may affect the adequacy of reserves.

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

The inherent uncertainties of estimating reserves are greater for certain types of property and casualty insurance lines. These include automobile bodily injury, personal automobile personal injury protection, and workers’ compensation, where a longer period of time may elapse before a definitive determination of ultimate liability may be made, environmental liability, where the technological, judicial and political climates involving these types of claims are continuously evolving, and casualty coverages such as professional liability. There is also greater uncertainty in establishing reserves with respect to new business, particularly new business that is generated with respect to newly introduced product lines, such as our professional liability and healthcare lines, by newly appointed agents or in geographies where we have less experience in conducting business. In these cases, there is less historical experience or knowledge and less data upon which the actuaries can rely. Estimating reserves is further complicated by unexpected claims or unintended coverage that emerge due to changing conditions. These emerging issues may increase the size or number of claims beyond our underwriting intent and may not become apparent for many years after a contract is issued.

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

Underwriting results and operating income could be adversely affected by further changes in our net loss and LAE estimates related to significant events or emerging risks, such as risks related to breaches of computer network systems (“cyber-risks”), privacy regulations or disruptions caused by solar flares.

Estimating losses following any major catastrophe or with respect to emerging claims is an inherently uncertain process. Factors that add to the complexity in these events include the legal and regulatory uncertainty, the complexity of factors contributing to the losses, delays in claim reporting and with respect to areas with significant property damage, the impact of “demand surge” and a slower pace of recovery resulting from the extent of damage sustained in the affected areas due, in part, to the availability and cost of resources to effect repairs. Emerging claims issues may involve complex coverage, liability and other costs which could significantly affect LAE. As a result, there can be no assurance that our ultimate costs associated with these events or issues will not be substantially different from current estimates (for example, actual losses arising from an event like Superstorm Sandy may vary widely depending on the interpretation of various policy provisions). Investors should consider the risks and uncertainties in our business that may affect net loss and LAE reserve estimates and future performance, including the difficulties in arriving at such estimates.

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

Due to geographical concentration in our U.S. property and casualty business, changes in economic, regulatory and other conditions in the regions where we operate could have a significant negative impact on our business as a whole. Geographic concentrations also expose us to losses that are potentially disproportionate to our market share in the event of natural or other catastrophes.

We generate a significant portion of our U.S. property and casualty insurance net premiums written and earnings in Michigan, Massachusetts and other states in the Northeast, including New Jersey and New York. For the year ended December 31, 2013, approximately 22% and 10% of our net premiums written in our U.S. property and casualty business were generated in the states of Michigan and Massachusetts, respectively. Many states in which we do business impose significant rate control and residual market charges, and restrict an insurer’s ability to exit such markets. The revenues and profitability of our property and casualty insurance subsidiaries are subject to prevailing economic, regulatory, demographic and other conditions, including adverse weather in Michigan and the Northeast. Because of our geographic concentration in certain regions, our business as a whole could be significantly affected by changes in the economic, regulatory and other conditions in such areas.

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

Our profitability may be adversely affected if our pricing models differ materially from actual results.

The profitability of our business depends on the extent to which our actual claims experience is consistent with the assumptions we use in pricing our policies. We price our business in a manner that is intended to be consistent, over time, with actual results and return objectives. Our estimates and models, and/or the assumptions behind them, may differ materially from actual results.

If we fail to appropriately price the risks we insure, or fail to change our pricing model to appropriately reflect our current experience, or if our claims experience is more frequent or severe than our underlying risk assumptions, our profit margins may be negatively affected. If we underestimate the frequency and/or severity of extreme adverse events occurring, our financial condition may be adversely affected. If we overestimate the risks we are exposed to, we may overprice our products, and new business growth and retention of our existing business may be adversely affected.

Limitations on the ability to predict the potential impact of weather events and catastrophes may impact our future profits and cash flows.

Our business is subject to claims arising out of catastrophes that may have a significant impact on our results of operations and financial condition. We may experience catastrophe losses that could have a material adverse impact on our business. Catastrophes can be caused by various events, including hurricanes, floods, earthquakes, tornadoes, wind, hail, fires, drought, severe winter weather, sabotage, terrorist actions, explosions, nuclear accidents, solar flares, and power outages. The frequency and severity of catastrophes are inherently unpredictable.

The extent of gross losses from a catastrophe is a function of the total amount of insured exposure in the area affected by the event and the severity of the event. The extent of net losses depends on the amount and collectability of reinsurance.

Additionally, the severity of certain catastrophes could be so significant that it impacts the ability of certain locations to recover their economic viability in the near-term, which could also have a significant negative impact on our business.

Although catastrophes can cause losses in a variety of property and casualty lines, homeowners and commercial multiple peril property insurance have, in the past, generated the vast majority of our catastrophe-related claims. Our catastrophe losses have historically been principally weather-related, particularly from hurricanes, as well as snow and ice damage from winter storms. However, with the acquisition of Chaucer, we are subject to greater diversity in the types and geographic distribution of potential catastrophe losses. For example, Chaucer incurred catastrophe losses in 2013 from floods in Europe and hurricanes in Mexico, in 2012 from the earthquake in Italy and both the drought and Superstorm Sandy in the U.S., and in 2011 from the earthquake and ensuing tsunami in Japan, the earthquakes in New Zealand, and flooding in Australia and Thailand.

Although the insurance industry and rating agencies have developed various models intended to help estimate potential insured losses under thousands of scenarios, there is no reliable way of predicting the probability of such events or the magnitude of such losses before a specific event occurs. We utilize various models and other techniques in an attempt to measure and manage potential catastrophe losses within various income and capital risk appetites. However, such models and techniques have many limitations. In addition, due to historical concentrations of business, regulatory restrictions and other factors, particularly in the Northeast and in the state of Michigan, our ability to manage such concentrations is limited.

We purchase catastrophe reinsurance as protection against catastrophe losses. Based upon an ongoing review of our reinsurers’ financial statements, financial strength ratings assigned to them by rating agencies, their reputations in the reinsurance marketplace, our collections history with them and the analysis and guidance of our reinsurance advisors, we believe that the financial condition of our reinsurers is sound. However, reinsurance is subject to counterparty risks, including those resulting from over-concentration of exposures within the industry. In setting our retention levels and coverage limits, we also consider our level of statutory surplus and exposures, as well as the current reinsurance pricing environment. There can be no assurance that our reinsurance program will provide adequate coverage levels should we experience losses from one significant or several large catastrophes.

Our business is dependent on our ability to manage risk, and the failure of the risk mitigation strategies we utilize could have a material adverse effect on our financial condition or results of operations.

Our business performance is highly dependent on our ability to manage operational risks that arise from a large number of day-to-day business activities, including insurance underwriting, claims processing, servicing, investment, financial and tax reporting, compliance with regulatory requirements and other activities. We utilize a number of strategies to mitigate our insurance risk exposure, including: engaging in thorough underwriting, utilizing limits, deductibles and exclusions to mitigate policy risk, reviewing the terms and conditions of our policies, focusing on our risk aggregation by product line, geography, industry type, credit exposure and other bases, and ceding insurance risk. We seek to monitor and control our exposure to risks arising out of these activities through an enterprise-wide risk management framework. However, there are inherent limitations in all of these tactics and no assurance can be given that these processes and procedures will effectively control all known risks or effectively identify unforeseen risks or that an event or series of events will not result in loss levels in excess of our probable maximum loss models, which could have a material adverse effect on our financial condition or results of operations. It is also possible that losses could manifest themselves in ways that we do not anticipate and that our risk mitigation strategies are not designed to address. Such a manifestation of losses could have a material adverse effect on our financial condition or results of operations. These risks may be heightened during challenging economic conditions such as those recently experienced in the U.S. and elsewhere.

We cannot guarantee the adequacy of or ability to maintain our current level of reinsurance coverage.

Similar to insurance companies, reinsurance companies can also be adversely impacted when catastrophes occur. There can be no assurance that we will be able to maintain our current levels of reinsurance coverage. In particular, and as discussed under “Reinsurance Program Overview” of this Form 10-K, not all of our 2014 reinsurance programs for the Commercial and Personal Lines and Chaucer business are fully placed. Future catastrophic events and other changes in the reinsurance marketplace, including as a result of investment losses or disruptions due to challenges in the financial markets that have occurred or could occur in the future, may adversely affect our ability to obtain such coverages, as well as adversely affect the cost of obtaining that coverage.

Additionally, the availability, scope of coverage, cost, and creditworthiness of reinsurance could continue to be adversely affected as a result of not only new catastrophes, but also terrorist attacks and the perceived risks associated with future terrorist activities, global conflicts, and the changing legal and regulatory environment (including changes which could create new insured risks).

Federal terrorism coverage under TRIPRA is due to expire by its terms on December 31, 2014, and there have been proposals to scale back coverage under TRIPRA. We are unable to predict the likelihood that TRIPRA will be extended or of adoption of any proposals to reduce coverage; however, failure to timely reauthorize TRIPRA or a reduction in TRIPRA coverage would change our risk profile, and could have an adverse effect on our results of operations and financial position, because among other things, we may deem it prudent to reduce coverage in certain lines of business, such as workers’ compensation, or limit our exposure concentrations in certain geographic areas or to purchase additional reinsurance. Reinsurance may not be available at reasonable rates.

Although we monitor their financial soundness, we cannot be sure that our reinsurers will pay in a timely fashion, if at all.

We purchase reinsurance by transferring part of the risk that we have assumed (known as ceding) to reinsurance companies in exchange for part of the premium we receive in connection with the risk. As of December 31, 2013, our reinsurance receivable (including from the MCCA) amounted to approximately $2.3 billion. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the reinsured) of our liability to our policyholders or, in cases where we are a reinsurer, to our reinsureds. Accordingly, we bear counterparty risk with respect to our reinsurers. Although we monitor the credit quality of our reinsurers, we cannot be sure that they will pay the reinsurance recoverables owed to us currently or in the future or that they will pay such recoverables on a timely basis.

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

In addition, global climate change could have an impact on assets in which we invest, resulting in realized and unrealized losses in future periods which could have a material adverse impact on our results of operations and/or financial position. It is not possible to foresee which, if any, assets, industries or markets will be materially and adversely affected, nor is it possible to foresee the magnitude of such effect.

We may incur financial losses resulting from our participation in shared market mechanisms, mandatory reinsurance programs and mandatory and voluntary pooling arrangements.

In most of the jurisdictions in which we operate, our property and casualty insurance subsidiaries are required to participate in mandatory property and casualty shared market mechanisms, government-sponsored reinsurance programs or pooling arrangements. These arrangements are designed to provide various insurance coverages to individuals or other entities that otherwise are unable to purchase such coverage or to support the costs of uninsured motorist claims in a particular state or region. We cannot predict whether our participation in these shared market mechanisms or pooling arrangements will provide underwriting profits or losses to us. For the year ended December 31, 2013, we experienced an underwriting loss of $14.5 million from participation in these mechanisms and pooling arrangements, compared to underwriting losses of $15.3 million and $13.1 million in 2012 and 2011, respectively. We may face similar or even more dramatic earnings fluctuations in the future.

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

We also have credit risk associated with certain mandatory reinsurance programs such as the Michigan Catastrophic Claims Association. The MCCA was created to fund Michigan’s unique unlimited personal injury protection benefit. As of December 31, 2013, our estimated reinsurance recoverable from the MCCA was $867.0 million. The MCCA operates with a deficit which may fluctuate significantly based on investment returns, discount rates, incurred claims, annual assessments and other factors.

In addition, we may be adversely affected by liabilities resulting from our previous participation in certain voluntary property and casualty assumed reinsurance pools. We have terminated participation in virtually all property and casualty voluntary pools, but remain subject to claims related to periods in which we participated. The property and casualty assumed reinsurance businesses have suffered substantial losses during the past several years, particularly related to environmental and asbestos exposure for property and casualty coverages, in some cases resulting from incidents alleged to have occurred decades ago. Due to the inherent volatility in these businesses, possible issues related to the enforceability of reinsurance treaties in the industry and the recent history of increased losses, we cannot provide assurance that our current reserves are adequate or that we will not incur losses in the future. Although we have discontinued participation in these reinsurance pools, we are subject to claims related to prior years or from pools we could not exit entirely. Our operating results and financial position may be adversely affected by liabilities resulting from any such claims in excess of our loss estimates. As of December 31, 2013, our reserves for these pools totaled $37.1 million.

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

Legislative and regulatory restrictions are constantly evolving and are subject to then current political pressures. For example, following Superstorm Sandy, the states of New Jersey and New York are considering proposals such as homeowners’ “Bill of Rights”, restrictions on storm deductibles and additional mandatory claim handling guidelines. Such actions also occur at the federal level, such as the U. S. Department of Housing and Urban Development’s proposal that may increase the legal risk of providing homeowners and commercial residential property insurance by imposing liability for discrimination on the basis of a disparate-impact theory even without any evidence of discriminatory intent. Some states are also considering mandating owners of firearms to purchase liability insurance.

In addition, in July 2010, in response to the global financial crisis, The Dodd-Frank Wall Street Reform and Consumer Protection Act was enacted. This legislation provides for enhanced regulation for the financial services industry through initiatives including, but not limited to, the creation of a Federal Insurance Office and several federal oversight agencies, the requiring of more transparency, accountability and focus in protecting investors and businesses, input of shareholders regarding executive compensation, and enhanced empowerment of regulators to pursue those who engage in financial fraud and unethical business practices. The Securities and Exchange Commission adopted regulations designed to encourage, reward, and protect “whistleblowers”, whether or not they first report the potential infraction to the company for correction or remedial action.

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

Congress, as well as state, local and foreign governments, also consider from time to time legislation that could increase our tax costs. If such legislation is adopted, our consolidated net income could decline.

In addition, we are reliant upon independent agents and brokers to market our products. Changes in regulations related to insurance agents and brokers that materially impact the profitability of the agent and broker business or that restrict the ability of agents and brokers to market and sell insurance products would have a material adverse effect on our business.

With respect to our U.K. insurance business, Chaucer’s regulated subsidiaries are subject to the U.K.’s Prudential Regulation Authority (“PRA”) and the Financial Conduct Authority (“FCA”) regulations, which replaced the Financial Services Authority in April 2013, and are subject to limitations and approval requirements with respect to payments of dividends, return of capital and becoming a borrower, guarantor or provider of security interest on any financial obligations and other aspects of its operations.

The PRA and FCA have substantial powers of intervention in relation to the Lloyd’s managing agents, such as Chaucer, which they regulate, including the power to remove their authorization to manage Lloyd’s syndicates. In addition, each year the PRA requires Lloyd’s to satisfy an annual solvency test that measures whether Lloyd’s has sufficient assets in the aggregate to meet all outstanding liabilities of its members, both current and run-off. If Lloyd’s fails this test, the PRA may require Lloyd’s to cease trading and/or its members to cease or reduce underwriting. The FCA focuses on conduct of business issues with a particular focus on consumer protection and market integrity. Future regulatory changes or rulings by the PRA and FCA could interfere with our business strategy or financial assumptions, possibly resulting in a material adverse effect on our profitability.

There are a number of regulatory and legal changes that are aimed at reducing the cost of motor insurance to consumers which will have an impact on Chaucer’s U.K. Division, including the Legal Aid and Sentencing of Offenders Act (“LASPO”) 2012, the Competition Commission inquiry in the U.K. Private Motor Insurance market and the Department for Transport consultation on whiplash claims. Of these three initiatives only LASPO is currently in effect and the U.K. Division has completed all necessary steps to ensure that compliance with the requirements of the Act is achieved without any commercial disadvantages to the division. We do not yet know the impact of the Competition Commission inquiry in the U.K. Private Motor Insurance market and the Department for Transport consultation on whiplash claims on Chaucer’s business operations or the U.K. insurance industry.

Additionally, the Lloyd’s worldwide insurance and reinsurance business is subject to various regulations, laws, treaties and other applicable policies of the European Union, as well as each nation, state and locality in which it operates. Material changes in governmental requirements and laws could have an adverse effect on Lloyd’s and its member companies, including Chaucer.

The European Union (“E.U.”) is phasing in a new composite E.U. directive (known as Solvency II) covering the prudential supervision of all insurance and reinsurance companies that is being developed to replace the existing life insurance, non-life insurance and reinsurance directives that govern the insurance business in the U.K. (among various other obligations, Solvency II will impose new capital requirements on Chaucer). It is estimated that the implementation of Solvency II will take effect during 2016, but it is possible some rules will come into force earlier. We could be impacted by the implementation of Solvency II, depending on the costs associated with implementation by each E.U. country, any increased capital requirements applicable to us, and any costs associated with adjustments to our operations. We are also subject to risks and uncertainties relating to changes to the regulatory framework in the U.K. with the recent introduction of the PRA and FCA. We anticipate new conduct requirements to develop over the next twelve months.

From time to time, we are also involved in investigations and proceedings by U.S., U.K., state and other governmental and self-regulatory agencies. We cannot provide assurance that these investigations, proceedings and inquiries will not result in actions that would adversely affect our results of operations or financial condition.

As a specialist in Lloyd’s insurance group, Chaucer is subject to a number of risks which could materially and adversely affect us.

As a specialist in Lloyd’s insurance group, Chaucer is subject to a number of specific risk factors and uncertainties, including without limitation:

•	its reliance on insurance and reinsurance brokers and distribution channels to distribute and market its products (so called “coverholders”);

•	its obligations to maintain funds at Lloyd’s to support its underwriting activities; its risk-based capital requirement being assessed periodically by Lloyd’s and being subject to variation;

•	its reliance on ongoing approvals from Lloyd’s, the PRA and FCA and other regulators to conduct its business, including a requirement that its Annual Business Plan be approved by Lloyd’s before the start of underwriting for each account year;

•	its obligations to contribute to the Lloyd’s Central Fund and pay levies to Lloyd’s;

•	its financial strength rating is derived from the rating assigned to Lloyd’s, and Chaucer has very limited ability to directly affect the overall Lloyd’s rating;

•	its ongoing ability to utilize Lloyd’s trading licenses in order to underwrite business outside the United Kingdom;

•	its ongoing exposure to levies and charges in order to underwrite at Lloyd’s; and

•	the requirement to maintain deposits in the United States for U.S. site risks it underwrites.

Whenever a member of Lloyd’s is unable to pay its policyholder obligations, such obligations may be payable by the Lloyd’s Central Fund. If Lloyd’s determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd’s members up to 3% of a member’s underwriting capacity in any one year. We do not believe that any assessment is likely in the foreseeable future and have not provided allowance for such an assessment. However, based on our 2014 estimated underwriting capacity at Lloyd’s of £878.0 million, the December 31, 2013 exchange rate of 1.66 dollars per GBP and assuming the maximum 3% assessment, we could be assessed up to approximately $43.6 million in 2014.

We are subject to litigation risks, including risks relating to the application and interpretation of contracts, and adverse outcomes in litigation and legal proceedings could adversely affect our results of operations and financial condition.

We are subject to litigation risks, including risks relating to the application and interpretation of insurance and reinsurance contracts, and are routinely involved in litigation that challenges specific terms and language incorporated into property and casualty contracts, such as claims reimbursements, covered perils and exclusion clauses, among others, or the interpretation or administration of such contracts. We are also involved in legal actions that do not arise in the ordinary course of business, some of which assert claims for substantial amounts. Adverse outcomes, including with respect to the matter captioned “Durand Litigation” under “Commitments and Contingencies – Legal Proceedings” in Note 18 in the Notes to the Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K, could materially affect our results of operations and financial condition.

We are subject to mandatory assessments by state guaranty funds; an increase in these assessments could adversely affect our results of operations and financial condition.

All fifty states of the United States and the District of Columbia have insurance guaranty fund laws requiring property and casualty insurance companies doing business within the state to participate in guaranty associations. These associations are organized to pay contractual obligations under insurance policies issued by impaired or insolvent insurance companies. The associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired or insolvent insurer is engaged. Although mandatory assessments by state guaranty funds that are used to cover losses to policyholders of insolvent or rehabilitated companies can be substantially recovered through policyholder surcharges or a reduction in future premium taxes in many states (provided the collecting insurer continues to write business in such state), there can be no assurance that all funds will be recoupable in the future. During 2013, we had a total assessment of $6.0 million levied against us, with refunds of $0.4 million received in 2013 for a total net assessment of $5.6 million. As of December 31, 2013, we have $0.7 million of reserves related to guaranty fund assessments. In the future, these assessments may increase above levels experienced in the current and prior years. Future increases in these assessments depend upon the rate of insolvencies of insurance companies. An increase in assessments could adversely affect our results of operations and financial condition.

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

We may be affected by disruptions caused by the introduction of new products, related technology changes, and new operating models in Commercial Lines, Personal Lines and Chaucer businesses and recent or future acquisitions, and expansion into new geographic areas. We could also be affected by an inability to retain profitable policies in force and attract profitable policies in our Commercial Lines, Personal Lines and Chaucer segments, particularly in light of a competitive product pricing environment and the adoption by competitors of strategies to increase agency appointments and commissions and increased advertising.

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

The introduction of new Commercial Lines products, including through our acquired subsidiaries and the development of new niche and specialty lines, presents new risks. Certain new specialty products may present longer “tail” risks and increased volatility in profitability. Our expansion into western states, including California, presents additional underwriting risks since the regulatory, geographic, natural risk, legal environment, demographic, business, economic and other characteristics of these states present challenges different from those in the states in which we historically have conducted business.

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

We compete, and will continue to compete, with a large number of companies, including international, national and regional insurers, mutual companies, specialty insurance companies, so called “off-shore” companies which enjoy certain tax advantages, underwriting agencies and financial services institutions. We also compete with mutual insurance companies, reciprocal and exchange companies which may not have shareholders and may have different profitability targets than publicly or privately owned companies. Chaucer competes with numerous other Lloyd’s syndicates and managing agents, domestic and international insurers and government or government-sponsored insurance or reinsurance mechanisms. In recent years, there has been substantial consolidation and convergence among companies in the financial services industry, resulting in increased competition from large, well-capitalized financial services firms. Many of our competitors have greater financial, technical and operating resources than we do and may be able to offer a wider range of, or more sophisticated, commercial and personal line products. Some of our competitors also have different marketing and sales strategies than we do and market and sell their products to consumers directly. Some companies are seeking to protect new products with patents or other legal protections, which may create new legal exposures or limit our ability to develop competing products. In addition, competition in the U.S. and international property and casualty insurance markets has intensified over the past several years. This competition has had and may continue to have an adverse impact on our revenues and profitability.

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

Our insurance company subsidiaries are rated by A.M. Best, Moody’s, and Standard & Poor’s. These ratings reflect a rating agency’s opinion of our insurance subsidiaries’ financial strength, operating performance, strategic position and ability to meet their obligations to policyholders. These ratings are not evaluations directed to investors, and are not recommendations to buy, sell or hold our securities. Our ratings are subject to periodic review by the rating agencies and we cannot guarantee the continued retention or improvement of our current ratings. This is particularly true in the current economic environment where rating agencies may increase their capital requirements or other criteria for various rating levels. In addition, Chaucer’s rating is derived from the rating assigned to Lloyd’s, and Chaucer has very limited ability to directly affect the overall Lloyd’s rating.

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

The capacity for a U.S. insurance company’s growth in premiums is in part a function of its statutory surplus. Maintaining appropriate levels of statutory surplus, as measured by state insurance regulators, is considered important by state insurance regulatory authorities and by rating agencies that rate insurers’ claims-paying abilities and financial strength. As our business grows, or due to other factors, regulators may require that additional capital be contributed to increase the level of statutory surplus. Failure to maintain certain levels of statutory surplus could result in increased regulatory scrutiny, action by state regulatory authorities or a downgrade by private rating agencies. Our surplus is affected by, among other things, results of operations and investment gains, losses, impairments, and dividends from the insurance operating company to its parent company. A number of these factors affecting our level of statutory surplus are, in turn, influenced by factors that are out of our control, including the frequency and severity of catastrophes, changes in policyholder behavior, changes in rating agency models and economic factors such as changes in equity markets, credit markets, interest rates or foreign currency exchange rates.

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

Over the past several years, we have made and our current plans are to continue to make, significant investments in our Commercial and Personal Lines of business, and we have increased expenses and made acquisitions in order to, among other things, strengthen our product offerings and service capabilities, expand into new geographic areas, improve technology and our operating models, build expertise in our personnel, and expand our distribution capabilities, with the ultimate goal of achieving significant, sustained growth. The ability to achieve significant profitable premium growth in order to earn adequate returns on such investments and expenses, and to grow further without proportionate increases in expenses, is an important part of our current strategy. There can be no assurance that we will be successful at profitably growing our business, or that we will not alter our current strategy due to changes in our markets or an inability to successfully maintain acceptable margins on new business or for other reasons, in which case premiums written and earned, operating income and net book value could be adversely affected.

An impairment in the carrying value of goodwill and intangible assets could negatively impact our consolidated results of operations and shareholders’ equity.

Upon an acquisition of a business, we record goodwill and intangible assets at fair value. Goodwill and intangible assets determined to have indefinite useful lives are not amortized, while other intangible assets are amortized over their estimated useful lives. Goodwill and intangible assets that are not amortized are reviewed for impairment at least annually. Evaluating the recoverability of such assets requires us to rely on estimates and assumptions related to return on equity, margin, growth rates, discount rates, and other data. There are inherent uncertainties related to these factors, and significant judgment is required in applying these factors. Goodwill and intangible asset impairment charges can result from declines in operating results, divestitures or sustained market declines and other factors. As of December 31, 2013, goodwill and intangible assets represented 12.1% of shareholders’ equity. Although we believe these assets are recoverable, we cannot provide assurance that future market or business conditions would not result in the impairment of a portion of these assets. Impairment charges could materially affect our financial position and our financial results in the quarter or annual period in which they are recognized.

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

It is difficult to predict the impact of a challenging economic environment on our business. In Commercial Lines, a difficult economy has resulted in reductions in demand for insurance products and services as there are more companies ceasing to do business and there are fewer business start-ups, particularly as small businesses are affected by a decline in overall consumer and business spending. Additionally, claims frequency could increase as policyholders submit and pursue claims more aggressively than in the past, fraud incidences may increase, or we may experience higher incidents of abandoned properties or poorer maintenance, which may also result in more claims activity. We have experienced higher workers’ compensation claims as injured employees take longer to return to work, increased surety losses as construction companies experience financial pressures and higher retroactive premium returns as audit results reflect lower payrolls. Our business could also be affected by an ensuing consolidation of independent insurance agencies. Our ability to increase pricing has been impacted as agents and policyholders have been more price sensitive, customers shop for policies more frequently or aggressively, utilize comparative rating models or, in Personal Lines in particular, turn to direct sales channels rather than independent agents. We have also experienced decreased new business premium levels, retention and renewal rates, and renewal premiums. Specifically in Personal Lines, policyholders may reduce coverages or change deductibles to reduce premiums, experience declining home values, or be subject to increased foreclosures, and policyholders may retain older or less expensive automobiles and purchase or insure fewer ancillary items such as boats, trailers and motor homes for which we provide coverages. Additionally, if as a result of a difficult economic environment, drivers continue to eliminate automobile insurance coverage or to reduce their bodily injury limit, we may be exposed to more uninsured and underinsured motorist coverage losses.

Chaucer’s business is similarly subject to risks related to the economy, both in its traditional Lloyd’s business, and its U.K. motor business. In addition to the risks noted above, adverse economic conditions could negatively affect our ability to obtain letters of credit utilized by Chaucer to underwrite business through Lloyd’s.

At December 31, 2013, we held approximately $8 billion of investment assets in categories such as fixed maturities, cash and short-term investments, equity securities, and other long-term investments. Our investments are primarily concentrated in the U.S. domestic market; however, we have exposure to international markets as well, with approximately 28% of our cash and investment assets invested in foreign markets. Our investment returns, and thus our profitability, statutory surplus and shareholders’ equity, may be adversely affected from time to time by conditions affecting our specific investments and, more generally, by bond, stock, real estate and other market fluctuations and general economic, market and political conditions, including concerns regarding sub-prime and prime mortgages, as well as residential and commercial mortgage-backed or other debt securities, increasing concerns relating to the municipal bond markets and European sovereign debt, and developments that negatively impact our investment in real estate such as increased development costs. Many of these broader market conditions are out of our control. Our ability to make a profit on insurance products depends in part on the returns on investments supporting our obligations under these products, and the value of specific investments may fluctuate substantially depending on the foregoing conditions. We may use a variety of strategies to hedge our exposure to interest and currency rates and other market risks. However, hedging strategies are not always available and carry certain credit risks, and our hedging could be ineffective.

Additionally, the aggregate performance of our investment portfolio depends to a significant extent on the ability of our investment managers to select and manage appropriate investments. As a result, we are also exposed to operational risks which may include, but are not limited to, a failure to follow our investment guidelines, technological and staffing deficiencies and inadequate disaster recovery plans. The failure of these investment managers to perform their services in a manner consistent with our expectations and investment objectives could adversely affect our ability to conduct our business.

Debt securities comprise a material portion of our investment portfolio. The concentration of our investment portfolio in any one type of investment, industry or geography could have a disproportionately adverse effect on our investment portfolio. The issuers of debt securities, as well as borrowers under the loans we make, customers, trading counterparties, counterparties under swaps and other derivative contracts, banks which have commitments under our various borrowing arrangements, and reinsurers, may be affected by declining market conditions or credit weaknesses. These parties may default on their obligations to us due to lack of liquidity, downturns in the economy or real estate values, operational failure, bankruptcy or other reasons. Future increases in interest rates from current near-historic lows could result in increased defaults as borrowers are unable to pay the additional borrowing costs on variable rate securities or obtain refinancing. We cannot assure you that further impairment charges will not be necessary in the future. In addition, evaluation of available-for-sale securities for other-than- temporary impairment includes inherent uncertainty and subjective determinations. We cannot be certain that such impairments are adequate as of any stated date. Our ability to fulfill our debt and other obligations could be adversely affected by the default of third parties on their obligations owed to us.

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

Market conditions also affect the value of assets under our employee pension plans, including our U.S. Cash Balance Plan and Chaucer pension plan. The expense or benefit related to our employee pension plans results from several factors, including changes in the market value of plan assets, interest rates, regulatory requirements or judicial interpretation of benefits. For the year ended December 31, 2013, we recognized net expenses of approximately $13 million related to our employee pension plans. At December 31, 2013, our U.S. plan assets included approximately 84% of fixed maturities and 16% of equity securities and other assets. At December 31, 2013, our Chaucer pension plan assets included approximately 74% of equities, 19% of fixed maturities, and 7% of real estate funds. The Chaucer pension plan had net liabilities that exceeded assets by approximately $8 million as of December 31, 2013. Additionally our net liabilities exceed assets by approximately $37 million and $7 million for our U.S. non-qualified and U.S. qualified pension plans, respectively, at December 31, 2013. Declines in the market value of plan assets and interest rates from levels at December 31, 2013, among other factors, could impact our funding estimates and negatively affect our results of operations. Deterioration in market conditions and differences between our assumptions and actual occurrences, and behaviors, including judicial determinations of ultimate benefit obligations pursuant to the Durand case discussed elsewhere, or otherwise, could result in a need to fund more into the qualified plans to maintain an appropriate funding level.

We may experience unrealized losses on our investments, especially during a period of heightened volatility, which could have a material adverse effect on our results of operations or financial condition.

Our investment portfolio and shareholders’ equity can be, and in the past have been, significantly impacted by the changes in the market values of our securities. U.S. and global financial markets and economies remain uncertain. This could result in unrealized and realized losses in future periods, and adversely affect the liquidity of our investments, which could have a material adverse impact on our results of operations and our financial position. At December 31, 2013, our financial position is benefited by $219.1 million as a result of unrealized gains, largely driven by the low interest rate environment. Information with respect to interest rate sensitivity is included in “Quantitative and Qualitative Disclosures” in Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K. Valuation of financial instruments (i.e. Level 1, 2, or 3) include methodologies, estimates, assumptions and judgments that are subject to different interpretations and could result in changes to investment valuations or the ability to receive such valuations on sale. During periods of market disruption it may be difficult to value certain of our securities if trading becomes less frequent and/or market data becomes less observable. In addition, in times of financial market disruption, certain asset classes that were in active markets with significant observable data may become illiquid. In those cases, the valuation process includes inputs that are less observable and require more subjectivity and judgment by management.

If, following such declines, we are unable to hold our investment assets until they recover in value, or if such asset value never recovers, we would incur other-than-temporary impairments which would be recognized as realized losses in our results of operations, reduce net income and earnings per share and adversely affect our liquidity. Temporary declines in market value are recorded as unrealized losses, which do not affect net income and earnings per share, but reduce other comprehensive income, which is reflected on our Consolidated Balance Sheets. We cannot provide assurance that we will not have additional other-than-temporary impairments and/or unrealized investment losses in the future. Likewise, there can be no assurance that our investment portfolio will retain the net unrealized gains reflected on the balance sheet as of December 31, 2013, since such gains are dependent on prevailing interest rates, credit ratings and creditworthiness and general economic and other factors.

We invest a portion of our portfolio in common stock or preferred stocks. The value of these assets fluctuates with the equity markets. Particularly in times of economic weakness, the market value and liquidity of these assets may decline, and may impact net income, capital and cash flows.

We are exposed to significant capital market risks related to changes in interest rates, credit spreads, equity prices and foreign exchange rates, which may adversely affect our results of operations, financial position or cash flows.

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

Our fixed income portfolio is invested primarily in high quality, investment-grade securities. However, we also invest in alternative investments such as non-investment-grade high yield fixed income securities. These securities, which pay a higher rate of interest, also have a higher degree of credit or default risk. These securities may also be less liquid in times of economic weakness or market disruptions. Additionally, the reported value of our investments do not necessarily reflect the lowest current market price for the asset, and if we require significant amounts of cash on short notice, we may have difficulty selling our investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both. While we have procedures to monitor the credit risk and liquidity of our invested assets, we expect from time to time, and particularly in periods of economic weakness, to experience default losses in our portfolio. This would result in a corresponding reduction of net income, capital and cash flows.

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

We are a holding company for a diversified group of insurance companies, and our principal assets are the shares of capital stock of these subsidiaries. Our ability to make required interest payments on our debt, as well as our ability to pay operating expenses and pay dividends to shareholders depends upon the receipt of sufficient funds from our subsidiaries. The payment of dividends by our insurance company subsidiaries is subject to regulatory restrictions and will depend on the surplus and future earnings of these subsidiaries, as well as these regulatory restrictions. We are required to notify insurance regulators prior to paying any dividends from our U.S. insurance subsidiaries and pre-approval is required with respect to “extraordinary dividends”, and distributions from Chaucer are subject to various requirements imposed by Lloyd’s and the PRA and FCA.

Because of the regulatory limitations on the payment of dividends from our insurance company subsidiaries, we may not always be able to receive dividends from these subsidiaries at times and in amounts necessary to meet our debt and other obligations. The inability of our subsidiaries to pay dividends to us in an amount sufficient to meet our debt interest and funding obligations would have a material adverse effect on us. These regulatory dividend restrictions also impede our ability to transfer cash and other capital resources among our subsidiaries.

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

Our Chaucer business is required to satisfy Lloyd’s minimum capital standards. We satisfy Lloyd’s “member deposit funds” requirement (referred to as Funds at Lloyd’s or “FAL”), in part, through a standby letter of credit. If the letters of credit were drawn, we would expect to use a syndicated credit facility to pay such obligation, which would increase our debt borrowings. Our ability to borrow under this facility is conditioned upon the satisfaction of covenants and other requirements contained in the facility. If the syndicated credit facility was not available to repay this letter of credit facility, we would need to obtain capital elsewhere, and face the risk that alternative financing, such as through cash or other borrowings, would not be available at acceptable terms, if at all. In addition, no assurance can be given as to how much business Lloyd’s will permit Chaucer to underwrite in any single year nor as to the viability and cost of the capital structure we may use as a substitute for the external capital and reinsurance currently used by Chaucer.

To the extent that our existing capital is insufficient or unavailable to fund our future operating requirements and/or cover claim losses, we may need to raise additional funds through financings or limit our growth. Any equity or debt financing, if available, may be on terms that are unfavorable to us. In the case of equity financings, dilution to our shareholders could result and, in any case, such securities may have rights, preferences, and privileges that are senior to our common stock. If we are not able to obtain additional capital as necessary, our business, results of operations and financial condition could be adversely affected.

Errors or omissions in connection with the administration of any of our products may cause our business and profitability to be negatively impacted.

We are responsible to our policyholders for administering their policies, premiums and claims and ensuring that appropriate records are maintained which reflect their transactions. We are subject to risks that errors or omissions of information occurred with respect to the administration of our products. As a result, we are subject to risks of liabilities associated with “bad faith”, unfair claims practices, unfair trade practices or similar allegations. Such risks may stem from allegations of agents, vendors, policyholders, claimants, members of Lloyd’s syndicates, reinsurers, regulators, states’ attorneys general, Lloyd’s, the PRA and FCA, or other international regulators, or others. We may incur charges associated with any errors and omissions previously made or which are made in future periods. These charges may result from our obligation to policyholders to correct any errors or omissions or refund premiums, non-compliance with regulatory requirements, from fines imposed by regulatory authorities, or from other items, which may affect our financial position or results of operations.

We are subject to the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar worldwide anti-bribery laws, which impose restrictions and may carry substantial penalties. Violations of these laws or allegations of such violations could cause a material adverse effect on our business, financial position and results of operations.

The U.S. Foreign Corrupt Practices Act and anti-bribery laws in other jurisdictions, including anti-bribery legislation in the U.K. that took effect in 2011, generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business or other commercial advantage. Our Company policies mandate compliance with these anti-bribery laws, which often carry substantial penalties. We cannot assure you that our internal control policies and procedures always will protect us from reckless or other inappropriate acts committed by our affiliates, employees, agents or coverholders. Violations of these laws, or allegations of such violations, could have a material adverse effect on our business, financial position and results of operations.

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

Our systems, like others in the financial services industry, are potentially vulnerable to cyber security risks, and we are subject to potential disruption caused by such activities. Large corporations such as ours are subject to near daily attacks on their systems. Such attacks may have various goals, from seeking confidential information to causing operational disruption. Although to date such activities have not resulted in material disruptions to our operations or, to our knowledge, breach of any security or confidential information, no assurance can be provided that such disruptions or breach will not occur in the future.

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

We also own office space located in a three-building complex located at 808 North Highlander Way, Howell, Michigan, with approximately 176,000 square feet, where various business operations are conducted, and office space located at Thanet Way, Whitstable, United Kingdom, with approximately 40,000 square feet, where we operate our U.K. motor line of business. In 2013, we consolidated the business operations in Howell, Michigan. Accordingly, approximately 108,000 square feet of owned office space located at 645 W. Grand River in Howell, Michigan is no longer required for our business operations. Certain of our properties have been leased to unrelated third parties or are available for lease.

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

ITEM 4–MINE SAFTEY DISCLOSURES

Not applicable.

PART II

ITEM 5–MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK AND STOCKHOLDER OWNERSHIP

Our common stock is traded on the New York Stock Exchange under the symbol “THG”. On February 20, 2014, we had approximately 21,896 shareholders of record and 43,882,063 shares outstanding. On the same date, the trading price of our common stock was $58.24 per share.

COMMON STOCK PRICES

The following tables set forth the high and low closing sales prices of our common stock for the periods indicated:

	High (1)	Low (1)
2013
First Quarter	$49.68	$39.19
Second Quarter	$51.66	$46.73
Third Quarter	$56.06	$48.67
Fourth Quarter	$60.99	$54.83
2012
First Quarter	$41.52	$34.27
Second Quarter	$41.04	$37.17
Third Quarter	$39.69	$33.99
Fourth Quarter	$39.51	$34.58

(1)	Common stock prices were obtained from a third party service provider.

DIVIDENDS

The Board of Directors declared dividends in 2013 and 2012 as follows:

	2013	2012
	Per Share	Per Share
	Amount	Amount
First Quarter	$0.33	$0.30
Second Quarter	$0.33	$0.30
Third Quarter	$0.33	$0.30
Fourth Quarter	$0.37	$0.33

We currently expect that comparable cash dividends will be paid in the future; however, the payment of future dividends on our common stock will be determined by the Board of Directors from time to time based upon cash available at our holding company, our results of operations and financial condition and such other factors as the Board of Directors considers relevant.

Dividends to shareholders may be funded from dividends paid to us from our subsidiaries. Dividends from insurance subsidiaries are subject to restrictions imposed by state insurance laws and regulations and for our foreign subsidiaries, to restrictions imposed by the Prudential Regulation Authority and Lloyd’s. See “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 13 – “Dividend Restrictions” in the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K.

ISSUER PURCHASES OF EQUITY SECURITIES

The Board of Directors has authorized a stock repurchase program which provides for aggregate repurchases of up to $600 million, including a $100 million increase in the program in May 2013. Under the repurchase authorizations, we may repurchase our common stock from time to time, in amounts and prices and at such times as deemed appropriate, subject to market conditions and other considerations. Our repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. Total repurchases under this program as of December 31, 2013 were 10.7 million shares at a cost of $463.0 million.

Shares purchased in the fourth quarter of 2013 are as follows:

			Total Number of	Approximate Dollar Value of
			Shares Purchased as	Shares That May Yet
			Part of Publicly	be Purchased Under the
PERIOD	Total Number of	Average Price	Announced Plans or	Plans or Programs
	Shares Purchased	Paid per Share	Programs	(in millions)
October 1 – 31, 2013	1,021	$56.10	—	$137
November 1 – 30, 2013	27,024	59.32	—	137
December 1 – 31, 2013	820	56.45	—	137

Total	28,865	$59.12	—	$137

The total number of shares purchased reflects shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards.

ITEM 6 - SELECTED FINANCIAL DATA

FIVE YEAR SUMMARY OF SELECTED FINANCIAL HIGHLIGHTS(1)

YEARS ENDED DECEMBER 31	2013	2012	2011	2010	2009
(in millions, except per share data)
Statements of Income
Revenues
Premiums	$4,450.5	$4,239.1	$3,598.6	$2,841.0	$2,546.4
Net investment income	269.0	276.6	258.2	247.2	252.1
Net realized investment gains	33.5	23.6	28.1	29.7	1.4
Fees and other income	40.7	51.4	46.7	34.3	34.2

Total revenues	4,793.7	4,590.7	3,931.6	3,152.2	2,834.1

Losses and Expenses
Losses and loss adjustment expenses	2,761.1	2,974.4	2,550.8	1,856.3	1,639.2
Amortization of deferred acquisition costs	971.0	938.1	778.9	600.8	524.3
Net loss (gain) from repayment of debt	27.7	5.1	2.3	2.0	(34.5)
Other operating expenses	704.8	644.4	578.0	487.5	439.8

Total losses and expenses	4,464.6	4,562.0	3,910.0	2,946.6	2,568.8

Income before income taxes	329.1	28.7	21.6	205.6	265.3
Income tax expense (benefit)	83.4	(17.4)	(9.9)	56.0	81.2

Income from continuing operations	245.7	46.1	31.5	149.6	184.1
Discontinued operations	5.3	9.8	5.2	1.6	9.4

Net income	$251.0	$55.9	$36.7	$151.2	$193.5

Net income per common share (diluted)	$5.59	$1.23	$0.80	$3.27	$3.79

Dividends declared per common share	$1.36	$1.23	$1.13	$1.00	$0.75

Balance Sheets (at December 31)
Total assets	$13,378.7	$13,484.9	$12,598.6	$8,546.8	$8,023.2
Debt	903.9	849.4	911.1	605.9	433.9
Total liabilities	10,784.2	10,889.5	10,114.6	6,109.4	5,684.1
Shareholders’ equity	2,594.5	2,595.4	2,484.0	2,437.4	2,339.1

(1)	Includes results of Chaucer Holdings plc since the July 1, 2011 acquisition date.

ITEM 7 -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of operations include the accounts of The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America (“Citizens”), our principal U.S. domiciled property and casualty companies; Chaucer Holdings plc (“Chaucer”), our United Kingdom (U.K.) domiciled specialist insurance underwriting group which operates through the Society and Corporation of Lloyd’s (“Lloyd’s”); and certain other insurance and non-insurance subsidiaries. The acquisition of Chaucer on July 1, 2011, which has added meaningful business volumes to our results, has affected the comparability of our results of operations for the years ended December 31, 2013, 2012 and 2011. Results of operations for the years ended December 31, 2013 and 2012 include results from all of our business segments, while results of operations for the year ended December 31, 2011 include Chaucer’s results for only the period from July 1, 2011 through December 31, 2011. Additionally, results of operations include our discontinued operations, consisting primarily of our former life insurance businesses, accident and health business and prior to April 30, 2012, our third party administration business.

EXECUTIVE OVERVIEW

Business operations consist of four operating segments: Commercial Lines, Personal Lines, Chaucer and Other.

Operating income (formally referred to as segment income) before interest expense and income taxes was $393.4 million in 2013 compared to $75.1 million in 2012, an increase of $318.3. This increase was primarily due to lower catastrophe and non-catastrophe related losses, and higher favorable development on prior years’ loss and loss adjustment expense (“LAE”) reserves (“prior years’ loss reserves”). Pre-tax catastrophe losses were $140.0 million, compared to $369.9 million during 2012. Catastrophe losses in 2012 were primarily the result of $198.1 million of pre-tax losses related to Superstorm Sandy during the fourth quarter, and from several tornadoes during the first six months of the year. There was favorable development on prior years’ loss reserves of $76.3 million in 2013, compared to $15.8 million in 2012.

Over recent years, weather-related catastrophe and non-catastrophe losses have been in excess of longer term averages. Pricing in our Commercial and Personal Lines remained strong throughout 2013 as the industry continues to respond to these increased weather-related losses, as well as to the earnings impact of reduced investment income as a result of low interest rates, and other factors. We are continuing efforts to improve our underwriting results in both our Commercial and Personal Lines, through rate increases and improvements to our mix of business.

Commercial Lines

We believe our unique approach to the small commercial market, distinctiveness in the middle market, and continued development of specialty lines provides us with a diversified portfolio of products and delivers significant value to agents and policyholders. The small commercial and middle market businesses are expected to contribute to premium growth in Commercial Lines over the next several years as we continue to pursue our core strategy of developing strong partnerships with agents, distinctive products, franchise value through limited distribution, and industry segmentation. Growth in our specialty lines continues to be an important part of our strategy, with the expansion of our product offerings in these lines supported by acquisitions of specialized business over the past several years.

We believe these efforts have driven, and will continue to drive, improvement in our overall mix of business and ultimately our underwriting profitability. Commercial Lines net premiums written grew by 5.5% in 2013, driven by our core commercial businesses. This growth is primarily due to rate increases, strong retention and targeted new business expansion.

Underwriting results improved in 2013, as compared to 2012, primarily due to lower catastrophe losses, improved non-catastrophe current accident year results and lower unfavorable development on prior years’ loss reserves. The competitive nature of the Commercial Lines market requires us to be highly disciplined in our underwriting process to ensure that we write business at acceptable margins and we continue to seek rate increases across our lines of business.

Personal Lines

Personal Lines focuses on partnering with high quality, value-oriented agencies that deliver consultative selling and stress the importance of account rounding (the conversion of single policy customers to accounts with multiple policies and additional coverages). Approximately 75% of our policies in force are account business. We are focused on making investments that help maintain profitability, build a distinctive position in the market, help diversify us geographically from our historical core states of Michigan, Massachusetts, New York and New Jersey, and provide us with profitable growth opportunities.

Underwriting results improved in 2013, as compared to 2012, primarily due to lower catastrophe losses, improved non-catastrophe current accident year results and lower net unfavorable development on prior years’ loss reserves. We continue to seek additional rate increases, subject to regulatory and competitive considerations, in our personal automobile line, particularly as a result of recent trends of higher loss severity in bodily injury and personal injury protection claims. We also continue to seek rate increases in our homeowners lines as a result of the catastrophe and non-catastrophe weather-related losses that the industry experienced in the past several years.

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

Underwriting results improved in 2013, as compared to 2012, primarily due to higher favorable development on prior years’ loss reserves and lower catastrophe losses, partially offset by higher non-catastrophe losses. Favorable development on prior years’ loss reserves during 2013 was $94.6 million, compared to $72.6 million during 2012, a change of $22.0 million. Chaucer net premiums written grew by 12.8% in 2013, primarily due to an increase in Chaucer’s economic interests in Syndicate 1084 to 98% for 2013, up from 84% in 2012. While we benefited from favorable rates in certain catastrophe-exposed marine and property lines following high levels of insured market losses in recent years, we experienced overall downward pressure on rates throughout 2013 because of new capital inflows and an absence of major market losses in the current year. Rates in the energy market remained under pressure throughout 2013 due to a continued absence of major market losses. Also, net premiums written in our energy line were lower due to a reduction of estimated premiums for both the exploration and production coverage class and the construction coverage class. The aviation and casualty markets continued to remain soft as a result of low loss activity and industry excess capacity. U.K. motor market rates continued their modest decline, following the significant increases in 2010 and 2011. In response, we continue to actively manage Chaucer’s underwriting portfolio, using our expertise, distinctive underwriting capabilities and market knowledge to target specific attractive underwriting opportunities despite an uncertain international Lloyd’s market environment.

DESCRIPTION OF OPERATING SEGMENTS

Primary business operations include insurance products and services currently provided through four operating segments. Our domestic operating segments are Commercial Lines, Personal Lines, and Other. Our international operating segment is Chaucer. Commercial Lines includes commercial multiple peril, commercial automobile, workers’ compensation and other commercial coverages, such as specialty program business, inland marine, management and professional liability and surety. Personal Lines includes personal automobile, homeowners and other personal coverages. Chaucer includes marine and aviation, energy, property, U.K. motor, and casualty and other coverages (which includes international liability, specialist coverages, and syndicate participations). Included in Other are Opus Investment Management, Inc., which markets investment management services to institutions, pension funds and other organizations; earnings on holding company assets; and, a voluntary pools business which is in run-off. We present the separate financial information of each segment consistent with the manner in which our chief operating decision maker evaluates results in deciding how to allocate resources and in assessing performance.

We report interest expense on debt separately from the earnings of our operating segments. This consists of interest on our senior debentures, subordinated debentures, collateralized borrowings with the Federal Home Loan Bank of Boston (“FHLBB”), and letter of credit facility.

RESULTS OF OPERATIONS – CONSOLIDATED

2013 Compared to 2012

Consolidated net income was $251.0 million in 2013, compared to $55.9 million in 2012. The $195.1 million increase is primarily due to improved operating results after taxes, which was principally attributable to a decrease in catastrophe losses, higher favorable development on prior years’ loss reserves and an improvement in non-catastrophe current accident year results. In addition, net income increased in 2013 as a result of higher realized gains from the sale of securities, partially offset by losses resulting from the repayment of debt.

2012 Compared to 2011

Consolidated net income was $55.9 million in 2012, compared to $36.7 million in 2011. The $19.2 million increase is primarily due to income from our Chaucer segment and lower costs in 2012 related to the Chaucer acquisition. Additionally, we recognized a $10.8 million gain from the sale of our third party administration business, Citizens Management, Inc. (“CMI”), which was completed on April 30, 2012 (see also “Discontinued Operations”). These increases were partially offset by a decrease in operating results in our domestic operations.

In addition to consolidated net income, we assess our financial performance based upon pre-tax “operating income (loss),” and we assess the operating performance of each of our four operating segments based upon the pre-tax operating income (loss) generated by each segment. We formerly referred to these pre-tax measures as “segment income (loss).” Operating income (loss) before taxes excludes interest expense on debt and certain other items which we believe are not indicative of our core operations, such as net realized investment gains and losses (including net gains and losses on certain derivative instruments). Such gains and losses are excluded since they are determined by interest rates, financial markets and the timing of sales. Also, operating income (loss) before taxes excludes net gains and losses on disposals of businesses, gains and losses related to the repayment of debt, discontinued operations, costs to acquire businesses, restructuring costs, extraordinary items, the cumulative effect of accounting changes and certain other items. Although the items excluded from operating income (loss) before taxes may be important components in understanding and assessing our overall financial performance, we believe a discussion of operating income before taxes enhances an investor’s understanding of our results of operations by segregating income attributable to the core operations of the business. However, operating income (loss) before taxes should not be construed as a substitute for income (loss) before income taxes and operating income (loss) should not be construed as a substitute for net income (loss).

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

The following table reflects operating income and a reconciliation of total operating income to consolidated net income.

YEARS ENDED DECEMBER 31	2013	2012	2011
(in millions)
Operating income (loss) before interest expense and income taxes:
Commercial Lines	$132.4	$(80.3)	$16.3
Personal Lines	118.6	25.5	23.1
Chaucer	150.4	136.8	32.9
Other	(8.0)	(6.9)	(0.5)

Operating income before interest expense and income taxes	393.4	75.1	71.8
Interest expense on debt	(65.3)	(61.9)	(55.0)

Operating income before income taxes	328.1	13.2	16.8
Income tax benefit (expense) on operating income	(100.9)	1.9	(2.6)
Net realized investment gains	33.5	23.6	28.1
Loss on real estate	(4.7)	—	—
Net loss from repayment of debt	(27.7)	(5.1)	(2.3)
Net costs related to acquired businesses	(0.1)	(2.6)	(16.4)
Loss on derivative instruments	—	—	(11.3)
Net foreign exchange gains (losses)	—	(0.4)	6.7
Income tax benefit on non-operating items	17.5	15.5	12.5

Income from continuing operations, net of taxes	245.7	46.1	31.5
Net gain from discontinued operations, net of taxes	5.3	9.8	5.2

Net income	$251.0	$55.9	$36.7

RESULTS OF OPERATIONS - SEGMENTS

The following is our discussion and analysis of the results of operations by business segment. The operating results are presented before interest expense, taxes and other items which management believes are not indicative of our core operations, including realized gains and losses. Results for Chaucer include activity since the July 1, 2011 acquisition.

The following table summarizes the results of operations for the periods indicated:

YEARS ENDED DECEMBER 31	2013	2012	2011
(in millions)
Operating revenues

Net premiums written	$4,552.7	$4,368.4	$3,593.4

Net premiums earned	4,450.5	4,239.1	3,598.6
Net investment income	269.0	276.3	258.2
Other income	40.7	58.2	51.9

Total operating revenues	4,760.2	4,573.6	3,908.7

Losses and operating expenses
Losses and LAE	2,761.1	2,974.4	2,550.8
Amortization of deferred acquisition costs	971.0	938.1	778.9
Other operating expenses	634.7	586.0	507.2

Total losses and operating expenses	4,366.8	4,498.5	3,836.9

Operating income before interest expense and income taxes	$393.4	$75.1	$71.8

2013 Compared to 2012

Operating income before interest expense and income taxes was $393.4 million for the year ended December 31, 2013, compared to $75.1 million for the year ended December 31, 2012, an increase of $318.3 million reflecting improvements in each of our insurance segments. This increase in operating income is primarily due to lower catastrophe and non-catastrophe related losses and higher favorable development.

Our consolidated catastrophe related activity for the year ended December 31, 2013 was $140.0 million, compared to $369.9 million for the year ended December 31, 2012, a decrease of $229.9 million. Our 2012 catastrophe losses included $198.1 million of pre-tax losses related to Superstorm Sandy.

Favorable development on prior years’ loss reserves was $76.3 million for the year ended December 31, 2013, compared to $15.8 million for the year ended December 31, 2012, an increase of $60.5 million. For 2013, $94.6 million of favorable development related to our Chaucer segment was partially offset by $18.3 million of unfavorable development related to our domestic operations. For the year ended December 31, 2012, $72.6 million of favorable development related to our Chaucer segment was partially offset by $56.8 million of unfavorable development related to our domestic operations.

Net premiums written grew by $184.3 million for the year ended December 31, 2013, compared to the year ended December 31, 2012, and net premiums earned grew by $211.4 million. Chaucer accounted for $127.0 million of the net premiums written increase and $71.1 million of the net premiums earned increase, primarily due to the aforementioned increase in Chaucer’s economic interests in Syndicate 1084. Additionally, growth in our core commercial businesses, resulting from rate increases, strong retention and targeted new business expansion, was partially offset by a decrease in our Personal Lines net premiums written.

2012 Compared to 2011

Operating income before interest expense and income taxes was $75.1 million for the year ended December 31, 2012, compared to $71.8 million for the year ended December 31, 2011, an increase in earnings of $3.3 million. This increase is primarily due to a $103.9 million increase in Chaucer operating income, reflecting a full year of earnings for Chaucer compared to only six months in 2011 and lower loss activity in most Chaucer product classes, partially offset by a $96.6 million decrease in Commercial Lines earnings. The Commercial Lines earnings decrease was primarily due to unfavorable development on prior years’ loss reserves and increased catastrophe losses.

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

	YEAR ENDED DECEMBER 31, 2013
	Gross
	Premiums	Net Premiums	Net Premiums	Catastrophe	Loss & LAE	Expense	Combined
(dollars in millions)	Written	Written	Earned	Loss Ratios	Ratios	Ratios	Ratios
Commercial Lines	$2,295.9	$2,007.2	$1,958.4	2.0	62.4	38.0	100.4
Personal Lines	1,531.6	1,428.0	1,454.2	4.6	68.8	27.9	96.7
Chaucer	1,374.2	1,117.5	1,037.9	3.3	51.8	37.8	89.6

Total	$5,201.7	$4,552.7	$4,450.5	3.1	62.0	34.7	96.7

	YEAR ENDED DECEMBER 31, 2012
	Gross
	Premiums	Net Premiums	Net Premiums	Catastrophe	Loss & LAE	Expense	Combined
(dollars in millions)	Written	Written	Earned	Loss Ratios	Ratios	Ratios	Ratios
Commercial Lines	$2,182.4	$1,902.0	$1,811.5	10.7	74.5	37.7	112.2
Personal Lines	1,611.7	1,475.6	1,459.9	9.2	76.5	27.3	103.8
Chaucer	1,409.8	990.5	966.8	4.3	52.4	37.9	90.3

Total	$5,203.9	$4,368.1	$4,238.2	8.7	70.2	34.2	104.4

	YEAR ENDED DECEMBER 31, 2011
	Gross
	Premiums	Net Premiums	Net Premiums	Catastrophe	Loss & LAE	Expense	Combined
(dollars in millions)	Written	Written	Earned	Loss Ratios	Ratios	Ratios	Ratios
Commercial Lines	$1,938.0	$1,703.1	$1,641.7	9.0	68.2	39.0	107.2
Personal Lines	1,561.3	1,461.2	1,450.5	11.3	77.1	27.1	104.2
Chaucer	559.6	428.8	506.3	9.8	61.9	35.7	97.6

Total	$4,058.9	$3,593.1	$3,598.5	10.0	70.8	33.9	104.7

The following table summarizes net premiums written, and loss and LAE and catastrophe loss ratios by line of business for the Commercial Lines and Personal Lines segments. Loss and LAE and catastrophe loss ratios include prior year reserve development.

	YEAR ENDED DECEMBER 31, 2013
	Net		Catastrophe
	Premiums	Loss & LAE	Loss
(dollars in millions)	Written	Ratios	Ratios
Commercial Lines:
Commercial multiple peril	$651.7	57.4	4.6
Commercial automobile	304.7	74.4	0.2
Workers’ compensation	229.6	62.1	—
Other commercial	821.2	62.1	1.1

Total Commercial Lines	2,007.2	62.4	2.0

Personal Lines:
Personal automobile	890.3	75.9	0.4
Homeowners	496.7	58.0	12.0
Other personal	41.0	43.7	5.0

Total Personal Lines	1,428.0	68.8	4.6

Total	$3,435.2	65.1	3.1

	YEAR ENDED DECEMBER 31, 2012
	Net		Catastrophe
	Premiums	Loss & LAE	Loss
(dollars in millions)	Written	Ratios	Ratios
Commercial Lines:
Commercial multiple peril	$612.9	72.9	19.2
Commercial automobile	276.5	79.0	3.7
Workers’ compensation	201.4	69.9	—
Other commercial	811.2	75.2	9.3

Total Commercial Lines	1,902.0	74.5	10.7

Personal Lines:
Personal automobile	922.7	79.6	2.3
Homeowners	510.2	73.3	21.8
Other personal	42.7	48.4	7.7

Total Personal Lines	1,475.6	76.5	9.2

Total	$3,377.6	75.4	10.0

	YEAR ENDED DECEMBER 31, 2011
	Net		Catastrophe
	Premiums	Loss & LAE	Loss
(dollars in millions)	Written	Ratios	Ratios
Commercial Lines:
Commercial multiple peril	$569.5	74.6	19.3
Commercial automobile	248.9	65.1	1.0
Workers’ compensation	174.5	65.9	—
Other commercial	710.2	64.4	5.7

Total Commercial Lines	1,703.1	68.2	9.0

Personal Lines:
Personal automobile	910.5	72.5	1.3
Homeowners	507.2	88.1	30.0
Other personal	43.5	50.2	7.9

Total Personal Lines	1,461.2	77.1	11.3

Total	$3,164.3	72.4	10.1

The following table summarizes premiums written on a gross and net basis and net premiums earned by line of business for the Chaucer segment.

	YEAR ENDED DECEMBER 31, 2013
	Gross Premiums	Net Premiums	Net Premiums
(in millions)	Written	Written	Earned
Chaucer:
Marine and aviation	$348.0	$277.1	$250.0
U.K. motor	319.4	300.5	284.2
Property	254.6	191.9	183.6
Energy	233.3	174.2	169.6
Casualty and other	218.9	173.8	150.5

Total Chaucer	$1,374.2	$1,117.5	$1,037.9

	YEAR ENDED DECEMBER 31, 2012
	Gross Premiums	Net Premiums	Net Premiums
(in millions)	Written	Written	Earned
Chaucer:
Marine and aviation	$338.9	$234.3	$227.2
U.K. motor	311.6	259.8	247.0
Property	248.6	161.3	180.9
Energy	303.8	195.1	181.8
Casualty and other	206.9	140.0	129.9

Total Chaucer	$1,409.8	$990.5	$966.8

	PERIOD JULY 1, 2011 (DATE OF ACQUISITION) TO DECEMBER 31, 2011
	Gross Premiums	Net Premiums	Net Premiums
(in millions)	Written	Written	Earned
Chaucer:
Marine and aviation	$140.0	$107.4	$119.0
U.K. motor	139.8	121.8	124.4
Property	94.8	72.8	121.7
Energy	97.2	66.7	82.6
Casualty and other	87.8	60.1	58.6

Total Chaucer	$559.6	$428.8	$506.3

The following table summarizes GAAP underwriting results for the Commercial Lines, Personal Lines, Chaucer and Other segments and reconciles it to operating income.

	YEAR ENDED DECEMBER 31, 2013
	Commercial	Personal
(in millions)	Lines	Lines	Chaucer	Other	Total
GAAP underwriting profit (loss), excluding prior year reserve development and catastrophes	$31.0	$118.2	$47.5	$(2.1)	$194.6
Prior year favorable (unfavorable) loss and LAE reserve development	(3.3)	(13.7)	94.6	(1.3)	76.3
Pre-tax catastrophe effect	(38.7)	(66.9)	(34.4)	—	(140.0)

GAAP underwriting profit (loss)	(11.0)	37.6	107.7	(3.4)	130.9
Net investment income	143.5	75.8	42.7	7.0	269.0
Fees and other income	7.6	12.5	17.6	3.0	40.7
Other operating expenses	(7.7)	(7.3)	(17.6)	(14.6)	(47.2)

Operating income (loss) before interest expense and income taxes	$132.4	$118.6	$150.4	$(8.0)	$393.4

	YEAR ENDED DECEMBER 31, 2012
	Commercial	Personal
(in millions)	Lines	Lines	Chaucer	Other	Total
GAAP underwriting profit (loss), excluding prior year reserve development and catastrophes	$(1.8)	$94.0	$62.6	$(2.2)	$152.6
Prior year favorable (unfavorable) loss and LAE reserve development	(29.0)	(26.5)	72.6	(1.3)	15.8
Pre-tax catastrophe effect	(193.4)	(134.8)	(41.7)	—	(369.9)

GAAP underwriting profit (loss)	(224.2)	(67.3)	93.5	(3.5)	(201.5)
Net investment income	142.4	86.5	40.2	7.2	276.3
Fees and other income	12.3	13.6	23.0	9.3	58.2
Other operating expenses	(10.8)	(7.3)	(19.9)	(19.9)	(57.9)

Operating income (loss) before interest expense and income taxes	$(80.3)	$25.5	$136.8	$(6.9)	$75.1

	YEAR ENDED DECEMBER 31, 2011
	Commercial	Personal
(in millions)	Lines	Lines	Chaucer	Other	Total
GAAP underwriting profit (loss), excluding prior year reserve development and catastrophes	$(9.3)	$58.1	$25.9	$(0.4)	$74.3
Prior year favorable (unfavorable) loss and LAE reserve development	34.7	33.0	35.5	0.1	103.3
Pre-tax catastrophe effect	(148.4)	(163.7)	(49.5)	—	(361.6)

GAAP underwriting profit (loss)	(123.0)	(72.6)	11.9	(0.3)	(184.0)
Net investment income	136.5	92.1	16.9	12.7	258.2
Fees and other income	20.7	13.3	10.9	7.0	51.9
Other operating expenses	(17.9)	(9.7)	(6.8)	(19.9)	(54.3)

Operating income (loss) before interest expense and income taxes	$16.3	$23.1	$32.9	$(0.5)	$71.8

2013 Compared to 2012

Commercial Lines

Commercial Lines net premiums written were $2,007.2 million in the year ended December 31, 2013, compared to $1,902.0 million in the year ended December 31, 2012. This $105.2 million increase was primarily driven by rate increases, strong retention, and targeted new business expansion in our core commercial businesses, partially offset by exposure management actions that focus on reducing volatility from weather-related events and driving profit improvement.

Commercial Lines underwriting loss for the year ended December 31, 2013 was $11.0 million, compared to $224.2 million for the year ended December 31, 2012, a decrease of $213.2 million. This improvement reflects decreased catastrophe losses and lower unfavorable development on prior years’ loss reserves. Catastrophe related losses for the year ended December 31, 2013 were $38.7 million, compared to $193.4 million for the year ended December 31, 2012, a decrease of $154.7 million. Catastrophe losses in 2012 included $124.8 million of pre-tax losses related to Superstorm Sandy. Unfavorable development on prior years’ loss reserves for the year ended December 31, 2013 was $3.3 million, compared to unfavorable development of $29.0 million for the year ended December 31, 2012, a decrease of $25.7 million.

Commercial Lines current accident year underwriting profit, excluding catastrophes, was $31.0 million for the year ended December 31, 2013, compared to a loss of $1.8 million for the year ended December 31, 2012. This $32.8 million improvement in current accident year results was primarily due to lower losses in our commercial multiple peril, surety and workers’ compensation lines, partially offset by higher losses in our commercial automobile line. The improvement in current accident year losses in our commercial multiple peril and surety lines was primarily due to fewer large losses and underwriting actions, while commercial multiple peril also benefited from price increases. The improvement in current accident year losses in our workers’ compensation line primarily resulted from price increases. In our commercial automobile line, current accident year losses increased in our liability coverages.

Pricing in Commercial Lines continued to be favorable in 2013 due to recent years’ weather-related losses, as well as to reduced investment income as a result of low interest rates, and other factors. We are continuing efforts to improve our underwriting results, including through increased rates; however, our ability to increase Commercial Lines net premiums written while maintaining or improving underwriting results may be affected by price competition and the current challenging economic environment. We also expect to continue our efforts to reduce our property exposures in certain geographic areas and classes of business, with a goal of improving our longer-term profitability and reducing earnings volatility. Also, in the past several years, weather-related catastrophe and non-catastrophe losses have been in excess of longer term averages. We continue to monitor these trends and consider them in our rate actions.

Personal Lines

Personal Lines net premiums written were $1,428.0 million in the year ended December 31, 2013, compared to $1,475.6 million in the year ended December 31, 2012, a decrease of $47.6 million. The primary factors contributing to this decrease were our continued property-focused exposure management actions and actions to improve underwriting results in all lines of business. These decreases were partially offset by higher rates in both our homeowners and personal automobile lines.

Net premiums written in the personal automobile line of business for the year ended December 31, 2013 were $890.3 million compared to $922.7 million for the year ended December 31, 2012, a decrease of $32.4 million. This decrease was primarily due to a decline in policies in force of 11.0%, primarily from ongoing exposure management actions and actions to improve underwriting results. This reduction in policies in force was partially offset by rate increases. Net premiums written in the homeowners line of business for the year ended December 31, 2013 were $496.7 million compared to $510.2 million for the year ended December 31, 2012, a decrease of $13.5 million. This is attributable to a decline in policies in force of 11.7%, as a result of aforementioned exposure management actions, partially offset by rate increases.

Personal Lines underwriting profit for the year ended December 31, 2013 was $37.6 million, compared to a loss of $67.3 million for the year ended December 31, 2012, an improvement of $104.9 million. This was primarily due to decreased catastrophe losses and improved non-catastrophe current accident year results. Catastrophe losses for the year ended December 31, 2013 were $66.9 million, compared to $134.8 million for the year ended December 31, 2012, a decrease of $67.9 million. Catastrophe losses in 2012 included $45.2 million of pre-tax losses related to Superstorm Sandy. Unfavorable development on prior years’ loss reserves for the year ended December 31, 2013 was $13.7 million, compared to unfavorable development of $26.5 million for the year ended December 31, 2012, a change of $12.8 million.

Personal Lines current accident year underwriting profit, excluding catastrophes, was $118.2 million in the year ended December 31, 2013, compared to $94.0 million for the year ended December 31, 2012. This $24.2 million improvement in non-catastrophe current accident year results was primarily due to lower losses in our homeowners line, which we attribute to rate increases and profit improvement actions.

Although we have been able to obtain rate increases in our Personal Lines markets and believe that our ability to obtain these increases will continue, our ability to maintain Personal Lines net premiums written and to maintain and improve underwriting results may be affected by price competition, recent years’ weather-related losses, our exposure management actions, recent loss trends in bodily injury and personal injury protection claims, and regulatory and legal developments. In the past several years prior to 2013, weather-related catastrophe and non-catastrophe losses have been in excess of longer term averages. We monitor these trends and consider them in our rate actions.

Chaucer

Chaucer’s net premiums written were $1,117.5 million for the year ended December 31, 2013, compared to $990.5 million for the year ended December 31, 2012, an increase of $127.0 million, or 12.8%. This growth was primarily due to the aforementioned increase in

Chaucer’s economic interests in Syndicate 1084. Written premium growth was also driven by growth in our marine, casualty, and property lines, due to favorable pricing and specific underwriting opportunities in these markets. Partially offsetting this growth was a reduction in net premiums written in our energy line, primarily due to a reduction of estimated premiums for the exploration and production coverage class, specifically control of well business, and the construction coverage class. This change was based on a reduced volume in actual well footage drilled, following tighter safety regulations worldwide and a reduction of offshore gas exploration in the U.S., and a reduced number and size of new construction projects worldwide. Additionally, strong market competition decreased net premiums in our aviation line.

Chaucer’s underwriting profit for the year ended December 31, 2013 was $107.7 million, compared to $93.5 million for the year ended December 31, 2012, an improvement of $14.2 million. These improved results were primarily due to increased favorable development on prior years’ loss reserves and lower catastrophe losses, partially offset by higher non-catastrophe losses. Favorable development on prior years’ loss reserves for the year ended December 31, 2013 was $94.6 million, compared to $72.6 million for the year ended December 31, 2012, a change of $22.0 million. Catastrophe losses for the year ended December 31, 2013 were $34.4 million, compared to $41.7 million for the year ended December 31, 2012, a decrease of $7.3 million. Higher non-catastrophe losses were primarily due to several single large losses in our energy, U.K. motor and aviation lines.

After a profitable year in our international insurance business and against a very competitive market background, we expect few rate increases in 2014. Current pricing conditions for international energy, marine and aviation and both direct and assumed property reinsurance markets continue to be affected by an absence of major losses, excess capacity and high levels of competition. Overall, we expect rates to remain flat in these markets, with any increases in these areas to be negligible and restricted to local market conditions in specific classes. Also, a reduction in worldwide energy industry projects is lowering the demand and pricing for exploration, production and construction coverages. Casualty market rates are flat overall, although after several years of continued rate decline, there are now signs of potential modest rate increases in certain classes. We will seek rate increases in the U.K. motor market in 2014 to maintain margins at acceptable overall levels. There can be no assurance that we will be able to maintain adequate rates in light of economic and regulatory conditions in our markets.

Other

Other operating loss was $8.0 million for the year ended December 31, 2013, compared to $6.9 million for the year ended December 31, 2012. The $1.1 million increased loss is primarily due to higher employee retirement costs.

2012 Compared to 2011

Commercial Lines

Commercial Lines net premiums written were $1,902.0 million in the year ended December 31, 2012, compared to $1,703.1 million in the year ended December 31, 2011. This $198.9 million increase was primarily driven by rate increases, strong retention, and targeted new business expansion, including growth in the AIX program business, which grew by approximately $69 million. These factors were partially offset by the effects of exposure management actions and business mix improvement initiatives.

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

Personal Lines

Personal Lines net premiums written were $1,475.6 million in the year ended December 31, 2012, compared to $1,461.2 million in the year ended December 31, 2011, an increase of $14.4 million. The factors contributing to this modest increase were higher rates in both our homeowners and personal automobile lines. These increases were partially offset by our continued property-focused exposure management actions. Our actions to reduce homeowners policy exposures, including increases in rate, have resulted in an increase in policy attrition.

Net premiums written in the personal automobile line of business for the year ended December 31, 2012 were $922.7 million compared to $910.5 million for the year ended December 31, 2011. Growth in premiums resulting primarily from rate increases were partially offset by a decline in policies in force of 2.2%, primarily as a result of fewer policies in force in Michigan, Florida, New York, Connecticut and Oklahoma. Net premiums written in the homeowners line of business increased 0.6%, resulting primarily from rate increases, partially offset by a 3.7% decline in policies in force primarily attributable to fewer policies in force in Michigan, New York and New Jersey. These declines in both our personal automobile and homeowners lines are attributed to more selective portfolio management, including attrition resulting from rate increases we have implemented despite the competitive pricing environment.

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

Chaucer

Chaucer’s net premiums written were $990.5 million for the year ended December 31, 2012. By line of business, Chaucer’s net premiums written were comprised of 26.2% U.K. motor, 23.7% marine and aviation, 19.7% energy, 16.3% property, and 14.1% casualty and other lines. This mix of business was driven and supported by our specialist underwriting strategy which is focused on actively managing the premium portfolio and risk exposures.

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

Other

Other operating loss was $6.9 million for the year ended December 31, 2012, compared to $0.5 million for the year ended December 31, 2011. The $6.4 million increased loss is primarily due to lower net investment income in our holding company.

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

Management’s process for establishing loss reserves is a comprehensive process that involves input from multiple functions throughout our organization, including finance, actuarial, claims, legal, underwriting, distribution and business operations management. The process incorporates facts currently known and the current, and in some cases, the anticipated, state of the law and coverage litigation. Based on information currently available, we believe that the aggregate loss reserves at December 31, 2013 were adequate to cover claims for losses that had occurred as of that date, including both those known to us and those yet to be reported. However, as described below, there are significant uncertainties inherent in the loss reserving process. Our estimate of the ultimate liability for losses that had occurred as of December 31, 2013 is expected to change in future periods as we obtain further information, and such changes could have a material effect on our results of operations and financial condition.

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

The IBNR reserve includes a provision for claims that have occurred but have not yet been reported to us, some of which may not yet be known to the insured, as well as a provision for future development on reported claims. IBNR represents a significant proportion of our total net loss reserves, particularly for long-tail liability classes. In fact, approximately 46% of our aggregate net loss reserves at December 31, 2013 were for IBNR losses and loss expenses.

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

Given the inherent complexity of our loss reserve estimation process and the potential variability of the assumptions used, the actual emergence of losses will vary, perhaps substantially, from the estimate of losses included in our financial statements, particularly in those instances where settlements or other claim resolutions do not occur until well into the future. Our net loss reserves at December 31, 2013 were $4.3 billion. Therefore, a relatively small percentage change in the estimate of net loss reserves would have a material effect on our results of operations.

There is greater inherent uncertainty in estimating insurance reserves for certain types of property and casualty insurance lines, particularly liability lines, where a longer period of time may elapse before a definitive determination of ultimate liability and losses may be made. In addition, the technological, judicial, regulatory and political climates involving these types of claims are continuously evolving. There is also greater uncertainty in establishing reserves with respect to business that is new to us, particularly new business which is generated with respect to newly introduced product lines, by newly appointed agents or in geographies in which we have less experience in conducting business, such as the program business written by our AIX subsidiary, Chaucer’s international liability lines, our professional liability specialty lines, and business written in the western part of the United States. In some of these cases, there is less historical experience or knowledge and less data upon which we can rely. A combination of business that is both new to us and has longer development periods, provides even greater uncertainty in estimating insurance reserves. In our management and professional liability and healthcare lines, we are modestly increasing, and expect to continue to increase, our exposure to longer-tailed liability lines, including directors and officers liability, errors and omissions liability and product liability coverages. The Chaucer business acquired in 2011 contains several international and U.S. liability lines, of which financial institution and professional liability, international liability and energy liability, contribute the most uncertainty.

We regularly update our reserve estimates as new information becomes available and additional events occur which may impact the resolution of unsettled claims. Reserve adjustments are reflected in the results of operations as adjustments to losses and LAE. Often, these adjustments are recognized in periods subsequent to the period in which the underlying policy was written and the loss event occurred. When these types of subsequent adjustments affect prior years, they are described separately as “prior year reserve development”. Such development can be either favorable or unfavorable to our financial results and may vary by line of business. As discussed below, estimated loss and LAE reserves for claims occurring in prior years developed favorably by $76.3 million, $15.8 million, and $103.3 million for the years ended December 31, 2013, 2012, and 2011, respectively. However, we have experienced unfavorable development and there can be no assurance that current loss and LAE reserves will be sufficient.

We regularly review our reserving techniques, our overall reserving position and our reinsurance. Based on (i) our review of historical data, legislative enactments, judicial decisions, legal developments in impositions of damages and policy coverage, political attitudes and trends in general economic conditions, (ii) our review of per claim information, (iii) our historical loss experience and that of the industry, (iv) the nature of policies written by us, and (v) our internal estimates of required reserves, we believe that adequate provision has been made for loss reserves. However, establishment of appropriate reserves is an inherently uncertain process and there can be no certainty that current established reserves will prove adequate in light of subsequent actual experience. A significant change to the estimated reserves could have a material impact on our results of operations and financial position. An increase or decrease in reserve estimates would result in a corresponding decrease or increase in financial results. For example, each one percentage point change in the aggregate loss and LAE ratio resulting from a change in reserve estimation is currently projected to have an approximate $45 million impact on operating income, based on 2013 full year premiums.

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

While we estimate that a majority of our written premium is in what we would characterize as shorter-tailed classes of business, most of our loss reserves relate to longer-tail liability classes of business. Long-tailed classes include commercial liability, automobile liability, workers’ compensation and other types of third party coverage. Chaucer’s longer-tailed lines include aviation liability, marine liability, energy liability, nuclear liability, U.K. motor medical and liability, international liability, specialist liability, and financial institutions and professional liability. For many liability claims, significant periods of time, ranging up to several years or more, may elapse between the occurrence of the loss, the discovery and reporting of the loss to us and the settlement of the claim. As a result, loss experience in the more recent accident years for long-tailed liability coverage has limited statistical credibility because a relatively small proportion of losses in these accident years (the calendar years in which losses are incurred) are reported claims and an even smaller proportion are paid losses. Liability claims are also more susceptible to litigation and can be significantly affected by changing contract interpretations, the legal environment and the risk and expense of protracted litigation. Consequently, the estimation of loss reserves for these coverages is more complex and typically subject to a higher degree of variability and uncertainty compared to short-tailed coverages.

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

In addition, we must consider the uncertain effects of emerging or potential claims and coverage issues that arise as legal, judicial, social conditions, political risks, and economic conditions change. For example, claims which we consider closed may be re-opened as additional damages surface or new liability or damage theories are presented. These and other issues could have a negative effect on our loss reserves by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims. Additionally, the effect of the recent U.K. legislation (the Legal Aid, Sentencing and Punishment of Offenders Act) on our U.K. motor business is unclear. Effective April 2013, key changes introduced by this legislation are limiting the level of success fees paid to lawyers, banning referral fees and increasing general damages by 10% for all bodily injury claims. As a result, the uncertainties inherent in estimating ultimate claim costs on the basis of past experience further complicate the already complex loss reserving process.

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

The Chaucer segment contains run-off business comprised of liability lines, notably financial institutions and professional liability business written by Lloyd’s Syndicate 4000. There is particular uncertainty around the reserve estimates in respect of business written in 2007 and 2008 which have been subject to claims arising out of the financial turmoil in that time period, particularly in the financial institutions book. These claims are unlikely to be settled for some time since they contain numerous coverage issues and in many cases involve class action lawsuits that are likely to take several years to resolve. We have utilized substantially all of our available reinsurance with respect to losses and LAE related to Syndicate 4000 business written in 2008. Effective January 1, 2014, Syndicate 1084 accepted the reinsurance to close of the unpaid liabilities of Syndicate 4000 for the 2008 year of account and prior. This transaction resulted in the closure of the Syndicate 4000 and has no impact on a consolidated basis.

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

Reserving Sensitivity Analysis

The following discussion presents disclosure related to possible variation in net reserve estimates due to changes in key assumptions. This information is provided for illustrative purposes only. Many other assumptions may also lead to material reserve adjustments. If any such variations do occur, they would likely occur over a period of several years and therefore their impact on our results of operations would be recognized during the same period. It is important to note, however, that there is the potential for future variations greater than the amounts described below and for any such variations to be recognized in a single quarterly or annual period. No consideration has been given to potential correlation or lack of correlation among key assumptions or among lines of business and coverage as described below. As a result and because there are so many other factors which affect our net reserve estimate, it would be inappropriate to take the amounts described below and simply add them together in an attempt to estimate volatility in total. While we believe these are reasonably likely scenarios, the reader should not consider the following sensitivity analysis as illustrative of a reserve range.

•	Personal and Commercial Automobile Bodily Injury – reserves recorded for bodily injury on U.S. voluntary business were $495.9 million as of December 31, 2013. A key assumption for bodily injury is the inflation rate underlying the estimated reserve. A five point change (e.g. 4% changed to 9% or -1%) in the imbedded inflation would have changed estimated IBNR by approximately $49 million, either positive or negative, respectively, at December 31, 2013.

•

Personal Automobile Personal Injury Protection Medical Payment – reserves recorded for personal injury protection medical payment on U.S. voluntary business were $179.2 million as of December 31, 2013. A key assumption for this coverage is the inflation rate underlying the estimated reserve. Given the long reporting pattern for this line of business, an additional key assumption is the amount of additional development required to reach full maturity, thereby reflecting ultimate costs, as represented by the tail factor. A five point change in the imbedded inflation and a one point change to the tail factor assumption (e.g. 1.02 changed to 1.01 or 1.03) would have changed estimated IBNR by approximately $27 million, either positive or negative, at December 31, 2013.

•	Workers’ Compensation – reserves recorded for workers’ compensation on U.S. voluntary business were $349.5 million as of December 31, 2013. A key assumption for workers’ compensation is the inflation rate underlying the estimated reserve. Given the long reporting pattern for this line of business, an additional key assumption is the amount of additional development required to reach full maturity, thereby reflecting ultimate costs, as represented by the tail factor. A five point change in the imbedded inflation and a one point change to the tail factor assumption would have changed estimated IBNR by approximately $37 million, either positive or negative, at December 31, 2013.

•	Monoline and Multi-Peril General Liability – reserves recorded for general liability on U.S. voluntary business were $402.0 million as of December 31, 2013. A key assumption for general liability is the implied adequacy of the underlying case reserves. A ten point change in case adequacy (e.g. 10% deficiency changed to 0% or 20% deficiency) would have changed estimated IBNR by approximately $32 million, either positive or negative, at December 31, 2013.

•	Specialty Programs – reserves recorded (including allocated LAE) for the AIX Companies were $252.2 million as of December 31, 2013. Two key assumptions underlying the actuarial reserve analysis for specialty programs are the expected loss and allocated LAE ratio (“ELR”) and the tail factor selection. A ten point change to the ELR and a five point change in the tail factor on AIX would have changed estimated IBNR by approximately $23 million at December 31, 2013.

•	New classes of business – reserves recorded for new classes of Chaucer business (primarily within energy, engineering and international liability lines) were $292 million as of December 31, 2013. An increase in the ultimate loss by 5%, 10%, and 15% in the 2011 and prior, 2012, and 2013 years of account, respectively, on these classes would have increased estimated IBNR by approximately $49 million at December 31, 2013.

•	Catastrophe events – a 25% increase in estimated gross ultimate claim deterioration for the 2011 Japan earthquakes and Thailand floods and Superstorm Sandy, would have reduced underwriting income by approximately $14 million, including reinstatement premiums.

Carried Reserves and Reserve Rollforward

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses.

YEARS ENDED DECEMBER 31	2013	2012	2011
(in millions)
Gross loss and LAE reserves, beginning of year	$6,197.0	$5,760.3	$3,277.7
Reinsurance recoverable on unpaid losses	2,074.3	1,931.8	1,115.5

Net loss and LAE reserves, beginning of year	4,122.7	3,828.5	2,162.2
Net incurred losses and LAE in respect of losses occurring in:
Current year	2,837.4	2,990.2	2,654.1
Prior years	(76.3)	(15.8)	(103.3)

Total incurred losses and LAE	2,761.1	2,974.4	2,550.8

Net payments of losses and LAE in respect of losses occurring in:
Current year	1,213.5	1,317.6	1,482.4
Prior years	1,469.8	1,396.5	1,010.3

Total payments	2,683.3	2,714.1	2,492.7

Purchase of Chaucer, net of reinsurance recoverable on unpaid losses of $669.6	—	—	1,631.0
Effect of foreign exchange rate changes	0.6	33.9	(22.8)

Net reserve for losses and LAE, end of year	4,201.1	4,122.7	3,828.5
Reinsurance recoverable on unpaid losses	2,030.4	2,074.3	1,931.8

Gross reserve for losses and LAE, end of year	$6,231.5	$6,197.0	$5,760.3

The table below summarizes the gross reserve for losses and LAE by line of business.

DECEMBER 31	2013	2012	2011
(in millions)
Commercial multiple peril	$597.5	$629.7	$550.0
Workers’ compensation	596.1	571.8	544.7
Commercial automobile	297.9	269.7	234.9
AIX	337.5	321.6	239.6
Other	470.7	454.2	360.1

Total Commercial and Other	2,299.7	2,247.0	1,929.3

Personal automobile	1,413.1	1,400.7	1,366.3
Homeowners and other personal	137.2	141.3	131.9

Total Personal	1,550.3	1,542.0	1,498.2

Total Chaucer	2,381.5	2,408.0	2,332.8

Total loss and LAE reserves	$6,231.5	$6,197.0	$5,760.3

Other lines are primarily comprised of our general liability, umbrella, professional and management liability, marine, voluntary pools, surety, and healthcare lines. Included in the above table, primarily in other lines, are $61.9 million, $60.5 million and $59.8 million of asbestos and environmental reserves as of December 31, 2013, 2012 and 2011, respectively. Included in the Chaucer segment in the above table are $230.6 million, $272.4 million and $302.8 million of reserves as of December 31, 2013, 2012 and 2011, respectively, related to Chaucer’s Syndicate 4000, which consists of financial and professional liability lines written in 2008 and prior.

Prior Year Development

Loss and LAE reserves for claims occurring in prior years developed favorably by $76.3 million, $15.8 million and $103.3 million during the years ended December 31, 2013, 2012 and 2011, respectively. The 2013 activity by segment includes favorable development of $94.6 million for Chaucer, partially offset by unfavorable development of $18.3 million in our domestic operations, consisting of $3.3 million, $13.7 million and $1.3 million for Commercial Lines, Personal Lines and Other, respectively. The 2012 activity by segment includes favorable development of $72.6 million for Chaucer, partially offset by unfavorable development of $56.8 million in our domestic operations, consisting of $29.0 million, $26.5 million and $1.3 million for Commercial Lines, Personal Lines and Other, respectively.

The primary drivers of reserve development for the year ended December 31, 2013 were as follows:

•	Lower than expected losses within Chaucer’s business as follows:

•	energy line, primarily in the 2009 through 2012 accident years,

•	property line, primarily in the 2011 and 2012 accident years,

•	within casualty and other lines, specialist liability lines, primarily in the 2008 accident year, and

•	marine and aviation line, primarily in the 2010 through 2012 accident years.

•	favorable impact of foreign exchange rate movements on prior years’ loss reserves.

•	Lower than expected losses within our workers’ compensation line, primarily related to accident years 2006 through 2011 and lower involuntary pool losses including a $3.2 million benefit from the settlement of a legal proceeding.

•	Lower than expected losses within our commercial multi-peril line, primarily related to accident year 2012.

Partially offsetting the favorable development discussed above were the following:

•	Higher than expected losses within our personal automobile line, due to severity in bodily injury coverage for accident years 2010 through 2012.

•	Higher than expected large losses within our commercial automobile line, primarily related to liability coverage in accident years 2009 through 2011.

•	Higher than expected losses within our other commercial lines, primarily related to accident years 2010 through 2012.

The primary drivers of reserve development for the year ended December 31, 2012 were as follows:

•	Favorable development of previously established reserves in Chaucer’s lines of business as follows:

•	energy line, primarily in the 2008 through 2011 accident years,

•	marine and aviation lines, primarily in the 2007 through 2011 accident years,

•	within casualty lines, primarily in the 2010 and 2011 accident years, and

•	property line, primarily in the 2009 through 2011 accident years.

•	Favorable development within Commercial Lines was due to lower than expected losses within our commercial multiple peril line related to the 2008 through 2011 accident years.

Partially offsetting the favorable development discussed above were the following:

•	Within other commercial lines, higher than expected losses in our contract surety line due to the challenging macroeconomic environment for contractors, and to a lesser extent, our AIX program business primarily related to unexpected severity in commercial automobile liability, commercial multiple peril and general liability in a limited number of programs.

•	Within Personal Lines, higher than expected losses within our personal automobile line, primarily related to bodily injury severity in the 2010 and 2011 accident years, and higher than expected homeowners property losses from non-catastrophe weather related activity in the 2011 accident year.

•	Higher than expected large losses within our commercial automobile line, primarily related to liability coverage in the 2011 accident year.

The primary drivers of reserve development for the year ended December 31, 2011 were as follows:

•	Lower than expected losses within our personal automobile line, primarily related to bodily injury coverage in the 2008 through 2010 accident years.

•	Lower than expected losses within our commercial multiple peril line related to the 2007 through 2010 accident years.

•	Lower than expected losses within our workers’ compensation line related to the 2007 through 2010 accident years.

•	Lower than expected losses in Chaucer’s energy, property and U.K. motor lines, primarily related to the 2009 and 2010 accident years.

•	Additionally, within other commercial lines, unfavorable development in our professional liability and surety lines were partially offset by favorable development in our healthcare and other commercial property lines.

It is not possible to know whether the factors that affected loss reserves in the year ended December 31, 2013 will also occur in future periods. As discussed in detail in this Form 10-K, there are inherent uncertainties in estimating reserves for losses and loss adjustment expenses and we encourage you to read this Form 10-K for more information about our reserving process and the judgments, uncertainties and risks associated therewith.

Asbestos and Environmental Reserves

Although we attempt to limit our exposures to asbestos and environmental damage liability through specific policy exclusions, we have been and may continue to be subject to claims related to these exposures. Ending loss and LAE reserves for all direct business written by our property and casualty companies related to asbestos and environmental damage liability were $11.5 million, $9.8 million and $10.0 million, net of reinsurance of $20.6 million, $20.4 million, and $18.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Activity for our asbestos and environmental reserves was not significant to our 2013, 2012 or 2011 financial results. In recent years, average asbestos and environmental payments have declined modestly. As a result of our historical direct underwriting mix of Commercial Lines policies toward smaller and middle market risks, past asbestos and environmental damage liability loss experience has remained minimal in relation to our total loss and LAE incurred experience.

In addition, we have established gross loss and LAE reserves for assumed reinsurance pool business with asbestos and environmental damage liability of $29.8 million, $30.3 million and $31.1 million at December 31, 2013, 2012 and 2011, respectively. These reserves relate to pools in which we have terminated our participation; however, we continue to be subject to claims related to years in which we were a participant. Results of operations from these pools are included in our Other segment. A significant part of our pool reserves relates to our participation in the Excess and Casualty Reinsurance Association (“ECRA”) voluntary pool from 1950 to 1982. In 1982, the pool was dissolved and since that time, the business has been in run-off. Our percentage of the total pool liabilities varied from 1% to 6% during these years. Our participation in this pool has resulted in average paid losses of approximately $2 million annually over the past ten years.

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

Reinsurance

We maintain a reinsurance program designed to protect against large or unusual losses and LAE activity. We utilize a variety of reinsurance agreements that are intended to control our exposure to large property and casualty losses, stabilize earnings and protect capital resources, including facultative reinsurance, excess of loss reinsurance and catastrophe reinsurance. We determine the appropriate amount of reinsurance based upon our evaluation of the risks insured, exposure analyses prepared by consultants, our capital allocation models and on market conditions, including the availability and pricing of reinsurance. Reinsurance contracts do not relieve us from our primary obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to us. We believe that the terms of our reinsurance contracts are consistent with industry practice in that they contain standard terms and conditions with respect to lines of business covered, limit and retention, arbitration and occurrence. Based on an ongoing review of our reinsurers’ financial statements, their history of timely payments to us, reported financial strength ratings from rating agencies, and the analysis and guidance of our reinsurance advisors, we believe that our reinsurers are financially sound.

Catastrophe reinsurance serves to protect us, as the ceding insurer, from significant losses arising from a single event such as snow, ice storm, windstorm, hail, hurricane, tornado, riot or other extraordinary events. Although we believe our catastrophe reinsurance program, including our retention and co-participation amounts for 2014, are appropriate given our surplus level and the current reinsurance pricing environment, there can be no assurance that our reinsurance program will provide coverage levels that will prove adequate should we experience losses from one significant or several large catastrophes during 2014. Additionally, as a result of the current economic environment, as well as losses incurred by reinsurers in the past several years, the availability and pricing of appropriate reinsurance programs may be adversely affected in future renewal periods. We may not be able to pass these costs on to policyholders in the form of higher premiums or assessments.

See “Reinsurance” in Item 1 – Business of this Form 10-K for further information on our reinsurance programs.

INVESTMENTS

INVESTMENT RESULTS

Net investment income before taxes was $269.0 million, $276.6 million and $258.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. The decrease in net investment income in 2013 compared to 2012 was primarily due to the impact of lower new money yields. This decrease was partially offset by additional income resulting from our investments in higher yielding investment grade mortgage-backed securities and the investment of operational cash flows, lower investment expenses and the investment of cash balances into fixed maturities beginning in the second quarter of 2012. The increase in net investment income in 2012 compared to 2011 was primarily due to the acquisition of Chaucer on July 1, 2011 and its related assets and investment income. Also, the increase resulted from our investments in dividend-yielding equity securities, various higher yielding investment grade fixed maturities and the investment of cash balances into fixed maturities, partially offset by the impact of lower new money yields. Average pre-tax earned yields on fixed maturities were 3.95%, 4.26% and 4.84% for the years ended December 31, 2013, 2012 and 2011, respectively. We expect average investment yields to continue to decline as new money rates remain lower than embedded book yields.

INVESTMENT PORTFOLIO

We held cash and investment assets diversified across several asset classes, as follows:

DECEMBER 31	2013		2012
		% of Total		% of Total
	Carrying	Carrying	Carrying	Carrying
(dollars in millions)	Value	Value	Value	Value
Fixed maturities, at fair value	$6,970.6	86.3%	$6,952.2	86.5%
Equity securities, at fair value	430.2	5.3	315.8	3.9
Cash and cash equivalents	486.2	6.0	564.8	7.0
Other investments	192.5	2.4	210.3	2.6

Total cash and investments	$8,079.5	100.0%	$8,043.1	100.0%

CASH AND INVESTMENTS

Total cash and investments increased $36.4 million, or 0.5%, for the year ended December 31, 2013, of which equities increased $114.4 million, fixed maturities increased $18.4 million, cash and cash equivalents decreased $78.6 million and other investments decreased $17.8 million. Equity securities increased primarily from purchases of dividend yielding stocks and exchange traded funds, as well as market value appreciation, partially offset by sales of mutual funds. Fixed maturities increased due to the investment of positive operational cash flows and available cash, partially offset by market value depreciation of $267.3 million for the year. Cash and cash equivalents decreased due to funding net investments and financing activities. Cash used in financing activities in 2013 included repayment of debt, common stock repurchases and external dividend payments, partially offset by cash provided by net proceeds from the issuance of subordinated debentures.

Our fixed maturity portfolio is comprised of corporate securities, taxable and tax-exempt municipal securities, residential mortgage-backed securities, commercial mortgage-backed securities, U.S. governmental securities, foreign government securities and asset-backed securities. Equity securities primarily consist of common stocks, exchange traded funds and non-redeemable preferred stocks.

The following table provides information about the investment types of our fixed maturities portfolio:

DECEMBER 31	2013
			Net	Change in Net
(in millions)	Amortized		Unrealized	Unrealized for
Investment Type	Cost	Fair Value	Gain (Loss)	the Year
U.S. Treasury and government agencies	$417.5	$406.6	$(10.9)	$(19.3)
Foreign government	304.5	305.0	0.5	(3.9)
Municipals:
Taxable	959.3	977.2	17.9	(61.2)
Tax exempt	148.7	149.1	0.4	(6.6)
Corporate	3,690.2	3,824.2	134.0	(126.6)
Asset-backed:
Residential mortgage-backed	722.8	728.8	6.0	(30.2)
Commercial mortgage-backed	405.9	411.6	5.7	(17.2)
Asset-backed	166.3	168.1	1.8	(2.3)

Total fixed maturities	$6,815.2	$6,970.6	$155.4	$(267.3)

Net unrealized gains on fixed maturities decreased $267.3 million, or 63.2%, to a net unrealized gain of $155.4 million at December 31, 2013, compared to $422.7 million at December 31, 2012, primarily due to higher prevailing interest rates.

Amortized cost and fair value by rating category were as follows:

DECEMBER 31		2013			2012
	Rating Agency			% of Total			% of Total
(dollars in millions)	Equivalent	Amortized		Fair	Amortized	Fair	Fair
NAIC Designation	Designation	Cost	Fair Value	Value	Cost	Value	Value
1	Aaa/Aa/A	$4,934.1	$5,009.7	71.9%	$4,744.0	$5,017.9	72.2%
2	Baa	1,494.0	1,555.5	22.3	1,443.5	1,569.3	22.6
3	Ba	164.7	173.1	2.5	143.1	156.2	2.2
4	B	170.8	178.4	2.5	135.1	143.5	2.1
5	Caa and lower	44.1	46.0	0.7	50.1	50.7	0.7
6	In or near default	7.5	7.9	0.1	13.7	14.6	0.2

Total fixed maturities		$6,815.2	$6,970.6	100.0%	$6,529.5	$6,952.2	100.0%

Based on ratings by the National Association of Insurance Commissioners (“NAIC”), approximately 94% of the fixed maturity portfolio consisted of investment grade securities at December 31, 2013, compared to 95% at December 31, 2012. The quality of our fixed maturity portfolio remains strong based on ratings, capital structure position, support through guarantees, underlying security, issuer diversification and yield curve position.

We deposit funds with various state and governmental authorities as well as with Lloyd’s. See Note 3 - “Investments” in the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K for additional information.

Our fixed maturity and equity securities are classified as available-for-sale and are carried at fair value. Financial instruments whose value was determined using significant management judgment or estimation constituted less than 2% of the total assets we measured at fair value. (See also Note 5 - “Fair Value” in the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K).

Other investments consisted primarily of overseas deposits, which are U.S. dollar and foreign denominated investments maintained in overseas funds and managed exclusively by Lloyd’s. These funds are required in order to protect policyholders in overseas markets and enable Chaucer to operate in those markets. Access to those funds is restricted and we have no control over the investment strategy. Also included in other investments were investments in limited partnerships, which were accounted for at cost or under the equity method of accounting.

Although we expect to invest new funds primarily in investment grade fixed maturities, we have invested, and expect to continue to invest, a portion of funds in common equity securities and below investment grade fixed maturities and other assets.

European sovereign and non-sovereign debt exposure

Our European fixed maturity credit exposure at December 31, 2013 was as follows:

			Non-Sovereign
(in millions)	Sovereign		Foreign Agency		Financial		Non-Financial		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
Country:	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
United Kingdom	$45.9	$45.5	$20.9	$20.8	$235.4	$238.9	$232.2	$239.3	$534.4	$544.5
Germany	—	—	64.3	64.3	—	—	79.5	81.8	143.8	146.1
The Netherlands	—	—	23.9	24.1	41.0	41.6	30.8	31.8	95.7	97.5
France	—	—	4.8	4.9	19.4	19.3	60.7	62.5	84.9	86.7
Switzerland	—	—	—	—	21.7	22.0	59.4	63.0	81.1	85.0
Supranationals	—	—	78.0	78.8	—	—	—	—	78.0	78.8
Sweden	—	—	—	—	23.9	24.5	13.0	13.1	36.9	37.6
Spain	—	—	—	—	10.2	10.4	17.0	18.3	27.2	28.7
Norway	—	—	6.3	6.3	2.7	2.7	9.3	9.3	18.3	18.3
Italy	—	—	—	—	0.2	0.2	17.5	17.9	17.7	18.1
Other	—	—	—	—	—	—	47.8	49.7	47.8	49.7

Total fixed maturities	$45.9	$45.5	$198.2	$199.2	$354.5	$359.6	$567.2	$586.7	$1,165.8	$1,191.0

Our sovereign debt totaled $45.5 million, or 0.6% of investment assets as of December 31, 2013, and was limited to the highly rated country of the U.K. In addition, our supranational and foreign agency exposure totaled $199.2 million, or 2.5% of investment assets, and primarily consisted of debt securities from the highly rated countries of Germany, the Netherlands, and the U.K. Our exposure to European non-sovereign financials, excluding those based in the U.K., totaled $120.7 million, or 1.5% of investment assets. Exposure to non-sovereign U.K. financial debt consisted primarily of term deposits and senior notes of banks. Also, we held money market funds totaling $136.5 million, or 1.7% of investment assets, which were comprised of a well-diversified portfolio of short-term debt securities of predominately large financial institutions domiciled in highly rated countries. The remainder of our European non-sovereign debt exposure, excluding the U.K., was $347.4 million, which represented 4.3% of investment assets. Generally, these securities were high quality, large cap multi-national companies that were well diversified by sector, country and issuer. Included in our non-financial, non-sovereign exposure were issuers domiciled in Spain, Italy, Ireland and Portugal totaling $56.5 million, or 0.7% of investment assets. These consisted of large market capitalization issuers that provide essential products and/or services.

We determined country exposures based on the country of domicile for the ultimate parent company of the various issuers we held as of December 31, 2013; however, in light of the economic and financial inter-relatedness and dependencies that exist among European countries and related financial systems, economic turmoil in one country could trigger a contagion effect on other countries. We believe the quality of our European credit exposure remains sound based on ratings and issuer strength, position in the capital structure, support through guarantees and partial government ownership by highly rated countries, diversity and quality of non-financial issuers and blend of industry exposures, and yield curve position. We believe that we do not have meaningful indirect exposures in our portfolio and we do not invest in credit derivatives.

We manage our country exposure using fundamental analysis coupled with relative value considerations. Investment decisions are based on the combination of a top-down macroeconomic perspective and bottom-up credit security analysis. We monitor political and economic developments; progress toward attainment of growth and budget targets; developments related to policy, reform and regulatory initiatives from European officials; progress toward funding objectives, including the availability and cost of funding; outlook for credit ratings; ability of banks to meet increased regulatory capital standards, operate in a weakened macroeconomic environment, and maintain adequate liquidity and sufficient access to capital to meet funding requirements; and contagion throughout the financial system as evidenced by increased costs for interbank funding, volatility in prices for stocks and corporate bonds, as well as the availability of capital.

We actively manage our credit exposure and seek securities with the best combination of credit strength and valuation. As we invest new capital, we consider expectations for the strength and duration of economic recovery in Europe and the possibility of additional volatility. Accordingly, we focus on providers of essential services or products best positioned to navigate the period of weak growth; industrials with greater international exposure, either locally or via exports, particularly to the developing world, which we view favorably based on higher growth assumptions for emerging market economies; and financial institutions best positioned regarding asset quality, liquidity and capital adequacy.

Overall economic growth remains weak throughout Europe but modestly improved versus the prior year. Volatility, while currently suppressed, could increase suddenly as officials in Europe continue to address the twin objectives of stimulating economic growth while balancing fiscal budgets. We believe that leaders remain committed to protecting the currency union and improving financial stability. Although the timing and degree of success toward achieving these goals remains uncertain, we do not anticipate that future developments related to our European sovereign and non-sovereign debt exposure will have a material effect on our financial condition, results of operations or liquidity.

OTHER-THAN-TEMPORARY IMPAIRMENTS

For the year ended December 31, 2013, we recognized in earnings $6.0 million of other-than-temporary impairments (“OTTI”), of which $4.1 million related to equity securities and $1.9 million related to debt securities. OTTI on equity securities consisted of $2.5 million from an emerging markets exchange-traded fund and $1.6 million of common stocks. OTTI on debt securities consisted of $1.4 million of estimated credit losses, including $0.8 million of corporate securities in the industrial sector and $0.6 million on residential mortgage-backed securities, and $0.5 million on below investment grade corporate securities that we intended to sell. For the year ended December 31, 2012, we recognized in earnings $7.8 million of OTTI, of which $6.6 million related to debt securities and $1.2 million related to equity securities. OTTI on debt securities consisted of $4.6 million of below investment grade corporate bonds in the utilities and industrial sectors that we intended to sell and $2.0 million related to estimated credit losses, consisting of $0.9 million on municipal bonds, $0.7 million on residential mortgage-backed securities and $0.4 million on corporate bonds. For the year ended December 31, 2011, we recognized in earnings $6.9 million of OTTI, of which $5.5 million related to debt securities and $1.4 million related to equity securities. OTTI on debt securities consisted of $4.6 million of primarily below investment grade corporate and municipal bonds that we intended to sell and $0.9 million related to estimated credit losses on residential mortgage-backed securities.

UNREALIZED LOSSES

The following table provides information about our fixed maturities and equity securities that were in an unrealized loss position. (See also Note 3 - “Investments” in the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K).

DECEMBER 31	2013		2012
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(in millions)	Losses	Value	Losses	Value
Fixed maturities:
Investment grade:

12 months or less	$64.7	$2,102.4	$3.4	$546.0
Greater than 12 months	21.9	203.7	9.5	106.5

Total investment grade fixed maturities	86.6	2,306.1	12.9	652.5

Below investment grade:
12 months or less	3.0	73.9	1.2	28.2
Greater than 12 months	1.9	22.9	5.9	55.1

Total below investment grade fixed maturities	4.9	96.8	7.1	83.3

Equity securities:
12 months or less	2.8	45.2	4.8	74.4
Greater than 12 months	0.4	0.7	—	—

Total equity securities	3.2	45.9	4.8	74.4

Total	$94.7	$2,448.8	$24.8	$810.2

Gross unrealized losses on fixed maturities and equity securities increased $69.9 million compared to December 31, 2012, primarily attributable to higher prevailing interest rates. At December 31, 2013, gross unrealized losses consisted primarily of $37.5 million of corporate fixed maturities, $19.1 million in municipal securities, $14.2 million of U.S. Treasury and government agency securities and $14.1 million of residential mortgage-backed securities.

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

The following table sets forth gross unrealized losses for fixed maturities by maturity period and for equity securities at December 31, 2013 and 2012. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers.

DECEMBER 31	2013	2012
(in millions)
Due in one year or less	$0.5	$0.5
Due after one year through five years	8.4	4.7
Due after five years through ten years	36.6	2.5
Due after ten years	26.9	8.8

	72.4	16.5
Mortgage-backed and asset-backed securities	19.1	3.5

Total fixed maturities	91.5	20.0
Equity securities	3.2	4.8

Total fixed maturities and equity securities	$94.7	$24.8

The carrying values of defaulted fixed maturity securities on non-accrual status at December 31, 2013 and 2012 were not material. The effects of non-accruals compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities, were reductions in net investment income of $2.3 million, $2.5 million and $2.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. Any defaults in the fixed maturities portfolio in future periods may negatively affect investment income.

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

Monetary policies in the developed economies, particularly in the United States, Europe and Japan, are supportive of moderate economic growth, while fiscal policies are more divergent and subject to change. During 2014 in the United States, the Federal Reserve (the “Fed”) began tapering its $85 billion of monthly bond purchases, known as quantitative easing, which has put upward pressure on investment yields. However, the Fed’s balance sheet of more than $4 trillion is expected to keep rates low. The Fed has indicated that it does not plan to begin raising short-term rates in the near future and is expected to continue to provide forward guidance to keep rates relatively stable even as the economy strengthens. As a result, we anticipate marginally higher new money yields and lower fixed maturity market values in 2014.

While the United States is beginning to reduce its extraordinary measures, other major central banks, such as the Bank of England, the European Central Bank and the Bank of Japan, continue with their stimulus policies as they seek higher growth, and in the case of the latter two, fight deflation. The removal, modification or suggestion of changes in these policies could have an adverse effect on prevailing market interest rates and on issuers’ level of business activity or liquidity, increasing the probability of future defaults. While we may experience defaults on fixed income securities, particularly with respect to non-investment grade securities, it is difficult to foresee which issuers, industries or markets will be affected. As a result, the value of our fixed maturity portfolio could change rapidly in ways we cannot currently anticipate and we could incur additional realized and unrealized losses in future periods.

DERIVATIVE INSTRUMENTS

We maintain an overall risk management strategy that incorporates the use of derivative instruments, as necessary, to manage significant unplanned fluctuations in earnings caused by foreign currency and interest rate volatility.

We did not use derivative instruments in 2013. In 2012, we realized a loss of $5.1 million on futures contracts relating to the release of tax capital loss carryforwards. Additionally, we recognized a gain of $0.7 million on a foreign currency forward used to mitigate changes in fair value caused by foreign currency fluctuation in converting U.K. pound sterling (“GBP”) denominated securities into their U.S. dollar denominated equivalent.

In 2011, we realized losses on derivative instruments of $7.1 million. In April 2011, we entered into a foreign currency forward contract to hedge the foreign currency exchange risk embedded in the purchase price of Chaucer, which was denominated in GBP, resulting in the recognition of a loss of $11.3 million in income from continuing operations. In May 2011, we entered into a treasury lock forward agreement to hedge the interest rate risk associated with our planned issuance of senior debt, resulting in a loss of $1.9 million, which was recorded in accumulated other comprehensive income and will be recognized in earnings over the term of the senior notes. Additionally in 2011, Chaucer held foreign currency forward contracts utilized to mitigate changes in fair value caused by foreign currency fluctuation in converting the fair value of GBP and Euro denominated investment portfolios into their U.S. dollar denominated equivalent. These portfolios supported U.S. dollar denominated claim reserve liabilities. For the year ended December 31, 2011, we recognized a gain of $6.1 million related to these instruments, which were terminated in October 2011.

OTHER ITEMS

Net income also included the following items:

	Commercial	Personal			Discontinued
(in millions)	Lines	Lines	Chaucer	Other	Operations	Total
2013

Net realized investment gains (losses)	$21.3	$12.2	$0.1	$(0.1)	$—	$33.5
Net loss from repayment of debt	(5.2)	(2.6)	—	(19.9)	—	(27.7)
Loss on real estate	(0.9)	(3.8)	—	—	—	(4.7)
Net costs related to acquired businesses	—	—	—	(0.1)	—	(0.1)
Discontinued operations, net of taxes	—	—	—	—	5.3	5.3

2012

Net realized investment gains	$12.5	$7.1	$1.5	$2.5	$—	$23.6
Net loss from repayment of debt	—	—	(5.1)	—	—	(5.1)
Net costs related to acquired businesses	—	—	—	(2.6)	—	(2.6)
Net foreign exchange losses	—	—	—	(0.4)	—	(0.4)
Discontinued operations, net of taxes	—	—	—	—	9.8	9.8

2011

Net realized investment gains	$4.7	$4.0	$6.7	$12.7	$—	$28.1
Net gain (loss) from repayment of debt	0.3	—	—	(2.6)	—	(2.3)
Net costs related to acquired businesses	—	—	—	(16.4)	—	(16.4)
Loss on derivative instruments	—	—	—	(11.3)	—	(11.3)
Net foreign exchange gains	—	—	—	6.7	—	6.7
Discontinued operations, net of taxes	—	—	—	—	5.2	5.2

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

Net realized gains on investments were $33.5 million, $23.6 million, and $28.1 million for 2013, 2012, and 2011, respectively. Net realized gains in 2013 were primarily due to $41.3 million of gains recognized from the sale of equities and fixed maturities, partially offset by $6.0 million of other-than-temporary impairments. Net realized gains in 2012 were primarily due to $31.8 million of gains recognized from the sale of equities and fixed maturities, partially offset by $7.8 million of other-than-temporary impairments. Net realized gains in 2011 were primarily due to $27.7 million of gains recognized from the sale of fixed maturities and equity securities and $6.1 million of gains on foreign currency hedges, partially offset by $6.9 million of other-than-temporary impairments.

In 2013, through several transactions, we repurchased senior debentures with a net carrying value of $73.8 million at a cost of $93.7 million, resulting in a loss of $19.9 million. Additionally in 2013, we repaid $46.3 million of our FHLBB advances plus prepayment fees of $7.8 million for a total payment of $54.1 million. In 2012, we repurchased $65.4 million of our subordinated unsecured notes related to Chaucer at a par value. These notes had a carrying value of $60.3 million, resulting in a net loss of $5.1 million on the repurchases. In addition, we repurchased $7.0 million of capital securities related to AIX Holdings, Inc. (“AIX”) at par value. In 2011, we repurchased in several transactions, $69.5 million of our subordinated debentures at a cost of $72.1 million, resulting in a net loss of $2.6 million on the repurchases. In addition, we repurchased $8.0 million of capital securities related to AIX at a cost of $7.7 million, resulting in a gain of $0.3 million.

In 2013, we consolidated our operations in Howell, Michigan from two buildings into one building. This resulted in a plan to relocate the employees and pursue the sale of one of the buildings. In conjunction with the planned relocation, we recognized a loss of $4.7 million. This is included in other operating expenses in the Consolidated Statements of Income during the year ended December 31, 2013.

Acquisition costs were $0.1 million and $2.6 million in 2013 and 2012, respectively, and $16.4 million in 2011, which primarily consisted of advisory, legal, and accounting costs associated with the acquisition of Chaucer on July 1, 2011. For information on the loss on derivative instruments and net foreign exchange gains recognized during 2011, see Note 2 – “Acquisitions and Discontinued Operations” of the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

Operations are subject to risk resulting from interest rate fluctuations which may adversely impact the valuation of the investment portfolio. In a rising interest rate environment, the value of the fixed income sector, which comprises 86% of our investment portfolio, may decline as a result of decreases in the fair value of the securities. Our intent is to hold securities to maturity and recover the decline in valuation as prices accrete to par. However, our intent may change prior to maturity due to changes in the financial markets, our analysis of an issuer’s credit metrics and prospects, or as a result of changes in cash flow needs. Interest rate fluctuations may also reduce net investment income and as a result, profitability. The portfolio may realize lower yields and therefore lower net investment income on securities because the securities with prepayment and call features may prepay at a different rate than originally projected. Also, funds may not be available to invest at higher interest rates.

In a declining interest rate environment, prepayments and calls may increase as issuers exercise their option to refinance at lower rates. The resulting funds would be reinvested at lower yields.

The following table illustrates the estimated impact on the fair value of our investment portfolio at December 31, 2013 of hypothetical changes in prevailing interest rates, defined as changes in interest rates on U.S. Treasury debt. It does not reflect changes in credit spreads, liquidity spreads and other factors that affect the value of securities. Since changes in prevailing interest rates are often accompanied by changes in these other factors, the reader should not assume that an actual change in interest rates would result in the values illustrated.

(dollars in millions)
INVESTMENT TYPE	+300bp	+200bp	+100bp	0	-100bp	-200bp	-300bp
Residential mortgage-backed securities	$650	$675	$700	$730	$755	$770	$775
Municipal securities	955	1,010	1,065	1,125	1,190	1,245	1,285
All other fixed income securities	4,580	4,745	4,925	5,115	5,295	5,435	5,515

Total	$6,185	$6,430	$6,690	$6,970	$7,240	$7,450	$7,575

Our overall investment strategy is intended to balance investment income with credit and interest rate risk, while maintaining sufficient liquidity and the opportunity for capital growth. The asset allocation process takes into consideration the types of business written, the level of surplus required to support our different businesses and the risk return profiles of the underlying asset classes. We look to balance the goals of capital preservation, net investment income stability, liquidity and total return.

The majority of our assets are invested in the fixed income markets. Through fundamental research and credit analysis, with a focus on value investing, our investment professionals seek to identify a portfolio of stable income-producing higher quality U.S. government, foreign government, municipal, corporate, residential and commercial mortgage-backed securities and asset-backed securities. We have a general policy of diversifying investments both within and across major investment and industrial sectors to mitigate credit and interest rate risk. We monitor the credit quality of our investments and our exposure to individual markets, borrowers, industries, sectors and, in the case of direct commercial mortgages and commercial mortgage-backed securities, property types and geographic locations. In addition, we currently carry debt which is subject to interest rate risk, which was issued at fixed interest rates between 5.50% and 8.207%. Current market conditions, in light of our risk tolerance, restrict our ability to invest fixed income assets at similar rates of return; therefore, earnings on a similar level of assets are not sufficient to cover current debt interest costs.

The following tables for the years ended December 31, 2013 and 2012 provide information about financial instruments that are sensitive to changes in interest rates. The tables present principal cash flows and related weighted-average interest rates by expected maturities. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers. Mortgage-backed and asset-backed securities are included in the category representing their expected maturity. Available-for-sale securities include both U.S. and foreign-denominated fixed maturities. Additionally, we have assumed available-for-sale securities are similar enough to aggregate those securities for presentation purposes. Specifically, variable rate available-for-sale securities comprise an immaterial portion of the portfolio and do not have a significant impact on weighted-average interest rates. Therefore, the variable rate investments are not presented separately; instead they are included in the tables at their current interest rate. Debt is presented at contractual maturities, except for the FHLBB advances which were repaid in January 2013.

								Fair
								Value
DECEMBER 31, 2013	2014	2015	2016	2017	2018	Thereafter	Total	12/31/13
(dollars in millions)
Rate Sensitive Assets:

Available-for-sale securities	$663.6	$768.9	$843.3	$670.6	$607.5	$3,248.6	$6,802.5	$6,970.6

Average interest rate	3.68%	3.83%	4.25%	4.04%	3.75%	4.17%	4.04%
Rate Sensitive Liabilities:

Debt	$—	$—	$—	$—	$—	$903.9	$903.9	$961.7

Average interest rate	—	—	—	—	—	6.70%	6.70%

								Fair
								Value
DECEMBER 31, 2012	2013	2014	2015	2016	2017	Thereafter	Total	12/31/12
(dollars in millions)
Rate Sensitive Assets:

Available-for-sale securities	$669.3	$791.1	$830.5	$759.6	$627.9	$2,841.3	$6,519.7	$6,952.2
Average interest rate	3.98%	4.11%	3.91%	4.62%	4.15%	4.46%	4.29%
Rate Sensitive Liabilities:

Debt	$46.3	$—	$—	$—	$—	$803.1	$849.4	$995.2
Average interest rate	3.88%	—	—	—	—	6.84%	6.68%

EQUITY PRICE RISK

Our equity securities portfolio is exposed to equity price risk arising from potential volatility in equity market prices. Portfolio characteristics are analyzed regularly and price risk is actively managed through a variety of techniques. A hypothetical increase or decrease of 10% in the market price of our equity securities would have resulted in an increase or decrease in the fair value of the equity securities portfolio of approximately $43 million at December 31, 2013 and approximately $32 million at December 31, 2012.

FOREIGN CURRENCY EXCHANGE RISK

Chaucer has exposure to foreign currency risk, most notably in insurance contracts and invested assets. Some of the insurance contracts provide that ultimate losses may be payable in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. Thus, Chaucer attempts to manage foreign currency risk by seeking to match liabilities under insurance and reinsurance policies that are payable in foreign currencies with cash and investments that are denominated in such currencies. We may also utilize foreign currency forward contracts as part of our investment strategy. The principal currency creating foreign exchange risk for us is the U.K. pound sterling, and to a lesser extent, the Euro and the Canadian dollar. A hypothetical 10% reduction in the value of foreign denominated investments would be expected to produce a loss in fair value of approximately $112 million at December 31, 2013 and approximately $124 million at December 31, 2012.

DISCONTINUED OPERATIONS

Discontinued operations primarily consist of our former life insurance businesses which were sold prior to 2009, our Discontinued Accident and Health Business and our former third party administration business, CMI, which was sold in 2012.

The Discontinued Accident and Health Business had no significant financial results that impacted 2013, 2012 or 2011.

Results from discontinued operations for the year ended December 31, 2013 include $5.8 million relating to our former life insurance businesses. This was primarily due to an insurance settlement related to a class action lawsuit, net of tax.

Discontinued operations for the year ended December 31, 2012 primarily included the net gain on the sale of our third party administration subsidiary, CMI, which was completed on April 30, 2012. CMI provided third party workers’ compensation and disability program administration services (such as claims administration, loss prevention and medical cost containment and in-house excess workers’ compensation coverage) to public entities, self–insured employers and group programs. CMI generated total revenues of $4.4 million during the four months ended April 30, 2012 and $12.5 million during the year ended December 31, 2011. Income before taxes totaled $0.7 million during the first four months of 2012, while contributing $2.0 million during 2011. Assets and shareholder’s equity transferred as part of this sale totaled $10.9 million and $0.6 million, respectively. This sale resulted in a net gain of $10.8 million after taxes and is included in discontinued operations for the year ended December 31, 2012.

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

The provision for income taxes from continuing operations was an expense of $83.4 million in 2013, compared to benefits of $17.4 million and $9.9 million in 2012 and 2011, respectively. These amounts resulted in consolidated effective tax rates of 25.3%, (60.6)%, and (45.8)% on pre-tax income for 2013, 2012, and 2011, respectively. These provisions reflect benefits related to tax planning strategies implemented in prior years of $17.5 million, $14.3 million and $9.7 million in 2013, 2012 and 2011, respectively. The provisions in 2012 and 2011 also reflect decreases in our valuation allowance related to capital loss carryforwards of $7.7 million and $7.5 million, respectively. Absent these benefits, the provision for income taxes for 2013, 2012, and 2011 would have been expenses of $100.9 million or 30.7%, $4.6 million, or 16.0%, and $7.3 million, or 33.8%, respectively. The increase in 2013 effective tax rate is primarily due to higher underwriting income.

The income tax provision on operating income was an expense of $100.9 million for 2013, compared to a benefit of $1.9 million for 2012 and an expense of $2.6 million in 2011. These provisions resulted in effective tax rates for operating income of 30.8%, (14.4)% and 15.5% in 2013, 2012 and 2011, respectively. The increase in expense for 2013 is primarily due to higher underwriting income. The tax benefit in 2012 is primarily due to income from foreign operations not subject to U.S. tax and lower domestic underwriting income.

Included in our deferred tax asset as of December 31, 2013 is an asset of $42.1 million related to U.S. net operating loss carryforwards and a deferred tax asset of $22.4 million related to foreign net operating loss carryforwards. Our pre-tax U.S. operating loss carryforwards of $120.3 million will expire beginning in 2031. Our pre-tax foreign operating loss carryforwards of $66.2 million were generated in the U.K. and have no expiration date. It is our opinion that there will be sufficient future U.S. and U.K. taxable income to utilize these loss carryforwards. Our estimate of the gross amount and likely realization of loss carryforwards may change over time.

Included in our deferred tax net asset as of December 31, 2013 are assets of $110.3 million related to alternative minimum tax (“AMT”) credit carryforwards and $12.8 million related to foreign tax credit carryforwards. We may utilize these credits to offset future taxable income. The result of their utilization will be a lower current tax rate offset by a higher deferred tax provision, and also lower cash expenditures for federal income taxes during the utilization period. There is no expiration on AMT credit carryforwards and our foreign tax credit carryforwards will expire beginning in 2022. It is our opinion that there will be sufficient future U.S. and U.K. taxable income to utilize these tax credit carryforwards. Our estimate of the gross amount and likely realization of tax credit carryforwards may change over time.

The IRS audits of the years 2007 and 2008 commenced in April 2010. In 2011, we received a Revenue Agent Report for the 2007 and 2008 IRS audit. We agreed to all proposed adjustments other than the disallowance of deduction for certain loss reserves, for which we filed a formal protest. In December 2013, we reached a tentative settlement on the disallowance of deduction for certain loss reserves and as a result a liability for uncertain tax positions was established for $4.8 million, with an offsetting deferred tax asset. The net impact is a decrease to income from continuing operations of $0.5 million. We expect to reach a final settlement of this issue during 2014.

During 2013, we recorded a valuation allowance of $2.9 million related to our deferred tax asset on the unrealized depreciation in our investment portfolio. It is our opinion that it is more likely than not that this asset will not be realized and accordingly, we recorded this valuation allowance as an adjustment to accumulated other comprehensive income.

In prior years, we completed several transactions which resulted in the realization, for tax purposes only, of unrealized gains in our investment portfolio. We realized $69.6 million and $98.4 million, respectively, in 2012 and 2011 as a result of such transactions. These transactions enabled us to realize capital loss carryforwards to offset these gains, and resulted in the release of the valuation allowance we held against the deferred tax asset related to these capital loss carryforwards. In 2012, we released $24.4 million of our valuation allowance which was recorded as a benefit in accumulated other comprehensive income. In 2011, we released $29.0 million of our valuation allowance which $0.2 million was reflected in income from continuing operations and the remaining $28.8 million was reflected as a benefit in accumulated other comprehensive income. During 2013, 2012 and 2011, we recognized in income from continuing operations, related to non-operating income, $17.5 million, $14.3 million and $9.7 million, respectively. The remaining amount of $107.7 million in accumulated other comprehensive income will be released into income from continuing operations in future years, as the investment securities subject to these transactions are sold or mature.

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

CRITICAL ACCOUNTING ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements. These statements have been prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following critical accounting estimates are those which we believe affect the more significant judgments and estimates used in the preparation of our financial statements. Additional information about other significant accounting policies and estimates may be found in Note 1—“Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K.

RESERVE FOR LOSSES AND LOSS EXPENSES

See “Results of Operations – Segments - Reserve for Losses and Loss Adjustment Expenses” in Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K for a discussion of our critical accounting estimates for loss reserves.

REINSURANCE RECOVERABLE BALANCES

We share insurance risk of the primary underlying contracts with various insurance entities through the use of reinsurance contracts. As a result, when we experience loss events that are subject to a reinsurance contract, reinsurance recoveries are recorded. The amount of the reinsurance recoverable can vary based on the size of the individual loss or the aggregate amount of all losses in a particular line, book of business or an aggregate amount associated with a particular accident year. The valuation of losses recoverable depends on whether the underlying loss is a reported loss, or an incurred but not reported loss. For reported losses, we value reinsurance recoverables at the time the underlying loss is recognized, in accordance with contract terms. For incurred but not reported losses, we estimate the amount of reinsurance recoverable based on the terms of the reinsurance contracts and historical reinsurance recovery information and apply that information to the gross loss reserve estimates. The most significant assumption we use is the average size of the individual losses for those claims that have occurred but have not yet been recorded by us. The reinsurance recoverable is based on what we believe are reasonable estimates and is disclosed separately on the financial statements. However, the ultimate amount of the reinsurance recoverable is not known until all losses are settled.

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

Expenses related to these plans are generally calculated based upon information available at the beginning of the plan year. Our pre-tax expense related to our defined benefit plans was $12.6 million and $11.0 million for 2013 and 2012, respectively.

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

As of December 31, 2013 and 2012, we determined our discount rate utilizing an independent yield curve which provides for a portfolio of high quality bonds that are expected to match the cash flows of our pension plan. Bond information used in the yield curve included only those rated Aa or better as of December 31, 2013 and 2012, respectively, and had been rated by at least two well-known rating agencies. At December 31, 2013, based upon our qualified plan liabilities and cash flows in relation to this discount curve, we increased our discount rate to 5.00%, from 4.25% at December 31, 2012.

For the years ended December 31, 2013 and 2012, the expected rate of return on our qualified plan assets was 5.25% and 6.0%, respectively. The decrease reflects declines in the fixed maturities markets in general. Actual returns of the plan investments generated approximately $3 million of losses and $57 million of gains during 2013 and 2012, respectively, as compared to expected returns of approximately $30 million and $33 million, respectively. The plan assets consisted of 84% fixed maturities and 16% equities at December 31, 2013.

In 2013, actuarial gains of approximately $37 million primarily resulting from the increase in the discount rate from the prior year were partially offset by investment losses of approximately $33 million. Actuarial losses of approximately $48 million experienced in 2012 primarily as a result of a decrease in the discount rate from the prior year were offset by the benefit from investment gains of approximately $24 million. The net gain in 2013 resulted in an adjustment to our accumulated actuarial loss of $4.2 million, which is reflected as an increase to our accumulated other comprehensive income. The net loss in 2012 resulted in an adjustment to our accumulated net actuarial losses of $23.7 million, which is reflected as a decrease to our accumulated other comprehensive income. The change in these actuarial gains and losses is amortized into earnings in future years. In addition to the adjustments to accumulated other comprehensive income from the actuarial gains occurring in 2013 was amortization of actuarial losses from prior years of $12.9 million. The adjustments to accumulated other comprehensive income from the actuarial losses occurring in 2012 were offset by the amortization of actuarial losses from prior years of $10.8 million. Given the effect of our actual investment experience in 2013, and taking into consideration the increase in discount rates in 2014, U.S. pension related expenses are expected to increase slightly from 2013. Accordingly, in 2014 we expect our pre-tax pension expense for the U.S. qualified defined benefit pension plan to remain consistent with that in 2013 at approximately $8 million.

Holding all other assumptions constant, sensitivity to changes in our key assumptions related to our U.S. qualified defined benefit pension plan is as follows:

Discount Rate – A 25 basis point increase in the discount rate would decrease our pension expense in 2014 by $1.6 million and decrease our projected benefit obligation by $11.9 million. A 25 basis point reduction in the discount rate would increase our pension expense by $1.5 million and increase our projected benefit obligation by $12.4 million.

Expected Return on Plan Assets – A 25 basis point increase or decrease in the expected return on plan assets would decrease or increase our pension expense in 2014 by $1.3 million.

Chaucer Pension Plan

Prior to 2002, Chaucer provided defined benefit pension retirement benefits to certain of its employees. As of December 31, 2001, the defined benefit section of the pension plan was closed to new members. The defined benefit obligation for this plan is based on the employees’ years of service and final pensionable salary.

As of December 31, 2013 and 2012, we determined the discount rate utilizing an independent yield curve which provides for a portfolio of high quality bonds that are expected to match the cash flows of the Chaucer plan. At December 31, 2013, based upon Chaucer’s plan liabilities and cash flows in relation to these yield curves, we decreased the discount rate to 4.50% from 4.80% at December 31, 2012.

For the years ended December 31, 2013 and 2012, the expected rate of return on plan assets was 6.70% and 7.50%, respectively. The composition of Chaucer’s plan assets are 74% equities, 19% fixed maturities, and 7% real estate funds at December 31, 2013. Actual returns of the plan investments generated approximately $17 million and $10 million of gains during the years ended December 31, 2013 and 2012, respectively, as compared to expected returns of approximately $6 million in each year.

The benefits from the investment gains experienced in 2013 and 2012 were partially offset by decreases in the discount rate from the prior year, resulting in net actuarial gains for the Chaucer plan of approximately $7.5 million and $2.5 million in 2013 and 2012, respectively. These gains are reflected as increases to our accumulated other comprehensive income. This balance is amortized into earnings in future periods. Given the effect of our actual investment experience in 2013, expected rates of return on investments in 2014 and taking into consideration the slight decrease in discount rates, pension related expenses for the Chaucer plan are expected to decrease by approximately $1 million (using the December 31, 2013 GBP to U.S. dollar conversion rate of 1.56) to a benefit of $0.4 million.

Holding all other assumptions constant (using the December 31, 2013 GBP to U.S. dollar conversion rate of 1.56), sensitivity to changes in our key assumptions related to our Chaucer pension plan is as follows:

Discount Rate – A 25 basis point increase in the discount rate would decrease our pension expense in 2014 by $0.1 million and decrease our projected benefit obligation by $7.1 million. A 25 basis point reduction in the discount rate would increase our pension expense by $0.1 million and increase our projected benefit obligation by $7.5 million.

Expected Return on Plan Assets – A 25 basis point increase or decrease in the expected return on plan assets would decrease or increase our pension expense in 2014 by $ 0.3 million.

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

For equity method investments, we recognize an impairment when evidence demonstrates that a loss in value that is other-than-temporary has occurred. Evidence of a loss in value that is other-than-temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment. During each period, we evaluate whether an impairment indicator has occurred that may have a significant adverse effect on the carrying value of the investment. Impairment indicators may include: lower expectations of residual value from a limited partnership, reduced valuations of the investments held by limited partnerships, actual recent cash flows that are significantly less than expected cash flows or any other adverse events since the last financial statements received that might affect the value of the investee’s capital. OTTIs of equity method investments are recorded as realized losses, which reduce net income and earnings per share.

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

The following are the components of our deferred tax assets and liabilities with the associated valuation allowance as of December 31, 2013.

	Gross	Valuation	Net
DEFERRED TAX ASSETS (LIABILITIES)	Amount	Allowance	Amount
(in millions)
Tax attributes

Tax credit carryforwards	$123.1	$—	$123.1
Operating loss carryforwards	64.5	—	64.5

	187.6	—	187.6

Other
Loss, LAE and unearned premium reserves, net	185.0	—	185.0
Deferred acquisition costs	(123.5)	—	(123.5)
Employee benefit plans	38.2	—	38.2
Investments, net	(8.4)	(2.9)	(11.3)
Software capitalization	(30.1)	—	(30.1)
Deferred Lloyd’s underwriting income	(13.8)	—	(13.8)
Deferred foreign sourced income	(5.1)	—	(5.1)
Other, net	12.7	—	12.7

	55.0	(2.9)	52.1

Total	$242.6	$(2.9)	$239.7

We have $110.3 million of alternative minimum tax credit carryforwards and $12.8 million of foreign tax credit carryforwards. The alternative minimum tax credit carryforwards have no expiration date and may be used to offset regular federal income taxes due from future income. The foreign tax credit carryforwards will expire beginning in 2022 and may be used to offset federal income taxes due from future foreign sourced income. In addition, we have operating loss carryforwards that relate to current year U.S. net operating loss and foreign net operating loss carryforwards from our Chaucer segment. The U.S. net operating loss carryforwards expire beginning in 2031 and the Chaucer net operating loss carryforwards have no expiration date. Based on our projection of future economic conditions, taxable income, reversals of existing taxable temporary liabilities, and our strategic tax planning strategies, we believe that these tax credit carryforwards and operating loss carryforwards will be fully realized.

At December 31, 2013, the deferred tax liability on our investment portfolio is comprised of a deferred tax liability of $14.7 million related to our foreign portfolio and a deferred tax asset of $6.3 million related to our U.S. portfolio. Due to the nature of the deductibility of these unrealized tax losses in our federal tax return, we recorded a valuation allowance against this asset. In making our valuation allowance assessment, we considered our carryback capacity, reversals of deferred tax liabilities related to our investment portfolio, and tax planning strategies that include holding a portion of debt securities with market value losses until recovery. Given the nature and the magnitude of the unrealized loss and current market conditions, it is more likely than not that this asset will not be realized.

We believe the remaining deferred tax asset from other temporary differences is fully realizable based on our projected future taxable income and recent financial operations. Although we believe that these assets are fully recoverable, there can be no certainty that future events will not affect their recoverability. Future economic conditions and debt market volatility, including increases in interest rates, can adversely impact our tax planning strategies.

STATUTORY SURPLUS OF U.S. INSURANCE SUBSIDIARIES

The following table reflects statutory surplus for our U.S. insurance subsidiaries:

DECEMBER 31	2013	2012
(in millions)
Total Statutory Capital and Surplus–U.S. Insurance Subsidiaries	$1,834.3	$1,523.4

The statutory capital and surplus for our U.S. insurance subsidiaries increased $310.9 million during 2013, primarily due to operating results, an increase in admitted assets, and unrealized and realized gains on investments.

The NAIC prescribes an annual calculation regarding risk based capital (“RBC”). RBC ratios for regulatory purposes, as described in the glossary, are expressed as a percentage of the capital required to be above the Authorized Control Level (the “Regulatory Scale”); however, in the insurance industry, RBC ratios are widely expressed as a percentage of the Company Action Level. The following table reflects the Company Action Level, the Authorized Control Level and RBC ratios for Hanover Insurance (which includes Citizens and other U.S. insurance subsidiaries), as of December 31, 2013 and 2012, expressed both on the Industry Scale (Total Adjusted Capital divided by the Company Action Level) and Regulatory Scale (Total Adjusted Capital divided by Authorized Control Level):

(dollars in millions)
	Company	Authorized	RBC Ratio	RBC Ratio
	Action	Control	Industry	Regulatory
DECEMBER 31, 2013	Level	Level	Scale	Scale
The Hanover Insurance Company	$709.1	$354.5	257%	515%

DECEMBER 31, 2012
The Hanover Insurance Company	$658.0	$329.0	230%	460%

LLOYD’S CAPITAL REQUIREMENT

Chaucer corporate members operate in the Lloyd’s market, which requires that these members deposit funds, referred to as “Funds at Lloyd’s”, to support their underwriting interests. Lloyd’s sets required capital annually for all participating syndicates based on each syndicate’s business plans, the rating and reserving environment, and discussions with regulatory and rating agencies. Although the minimum capital levels are set by Lloyd’s, it is the responsibility of Chaucer to continually monitor the risk profiles of its managed syndicates to ensure that the level of funding remains appropriate. Such capital is comprised of cash and cash equivalents, investments, undrawn letters of credit provided by various banks and other assets. At December 31, 2013, we are in compliance with the capital requirements. We have the following securities, assets and letters of credit pledged to Lloyd’s to satisfy these capital requirements at December 31, 2013. In 2012, we decided not to renew the capital provision reinsurance treaty for the 2013 underwriting year with Flagstone Re. In accordance with the terms of the capital provision reinsurance treaty, Flagstone Re is obligated to provide funds at Lloyd’s in relation to its participation during the 2009 through 2012 underwriting years, until such time that these years close. We expect to be able to meet these capital requirements in the future.

December 31, 2013
(in millions)
Letters of credit	$215.3
Reinsurance treaty	71.2
Fixed maturities, at fair value	334.4
Cash and cash equivalents	1.0

Total securities, assets and letters of credit pledged to Lloyd’s	$621.9

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of our ability to generate sufficient cash flows to meet the cash requirements of business operations. As a holding company, our primary ongoing source of cash is dividends from our insurance subsidiaries. However, dividend payments to us by our U.S. insurance subsidiaries are subject to limitations imposed by regulators, such as prior notice periods and the requirement that dividends in excess of a specified percentage of statutory surplus or prior year’s statutory earnings receive prior approval (so called “extraordinary dividends”). No dividends were paid to the holding company by Hanover Insurance in 2013 or 2012. In 2011, a $99 million ordinary dividend was paid by Hanover. This dividend was used to help fund the acquisition of Chaucer.

Dividend payments to the holding company by Chaucer are regulated by U.K. law. Dividends from Chaucer are dependent on dividends from its subsidiaries. Annual dividend payments from Chaucer are limited to retained earnings that are not restricted by capital and other requirements for business at Lloyd’s. Also, Chaucer must provide advance notice to the U.K.’s Prudential Regulation Authority (“PRA”), one of the successors to the Financial Services Authority, of certain proposed dividends or other payments from PRA regulated entities. Chaucer paid approximately $14 million in dividends during 2013 to the holding company. No dividends were paid by Chaucer to the holding company in 2012 or 2011.

In connection with an intercompany borrowing arrangement between Chaucer and the holding company, interest on a $300 million note is paid by Chaucer on a quarterly basis to the holding company. This interest may be deferred at the election of the holding company. If deferred, the interest is added to the principal. Chaucer paid $28.1 million and $27.4 million of interest during 2013 and 2012, respectively.

At December 31, 2013, THG, as a holding company, held approximately $122.4 million of fixed maturities and cash. We believe our holding company assets are sufficient to meet our future obligations, which consist primarily of dividends to our shareholders (as and to the extent declared), the interest on our senior and subordinated debentures, certain costs associated with benefits due to our former life employees and agents, additional funds relating to the purchase of Chaucer, and, to the extent required, payments related to indemnification of liabilities associated with the sale of various subsidiaries. We do not expect that it will be necessary to dividend additional funds from our insurance subsidiaries in order to fund 2014 holding company obligations; however, we may decide to do so.

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

Net cash provided by operating activities was $383.9 million during 2013, as compared to $408.2 million in 2012 and $221.7 million in 2011. The $24.3 million decrease in 2013 compared to 2012 is primarily due to the timing of reimbursements made to Lloyd’s related to claim payments made on our behalf, partially offset by lower claims payments in 2013. The $186.5 million increase in 2012 compared to 2011 primarily resulted from an increase in premiums, partially offset by an increase in loss and LAE payments.

Net cash used in investing activities was $358.7 million during 2013, as compared to $562.8 million in 2012 and net cash provided by investing activities of $182.8 million in 2011. During 2013, cash used was primarily related to net purchases of fixed maturities and equity securities. During 2012, cash used was primarily related to net purchases of fixed maturities as we invested cash from Chaucer and net investments in equity securities. Cash used to purchase investments was partially offset by cash received from the sale of a building. See Note 3 – “Investments” in the Notes to Consolidated Financial Statements included in Financial Statements and

Supplementary Data of this Form 10-K. During 2011, cash provided by investing activities primarily resulted from $756.1 million of cash and cash equivalents acquired from Chaucer. This increase was partially offset by cash paid for the Chaucer acquisition totaling $468.4 million, which included an $11.3 million payment related to a foreign currency exchange forward contract, and the investment of a portion of our Chaucer segment’s cash into fixed maturities.

Net cash used in financing activities was $105.5 million during 2013, as compared to $133.4 million in 2012 and net cash provided by financing activities of $127.3 million in 2011. During 2013, cash used in financing activities primarily resulted from the repayment of approximately $121 million of debt, repurchases of common stock and the payment of dividends to shareholders, partially offset by the proceeds from the issuance, on March 20, 2013, of $175.0 million of unsecured subordinated debentures. During 2012, cash used in financing activities primarily resulted from the repayment of $72.4 million of debt, the payment of dividends to shareholders, repurchases of our common stock and repayments of collateral held for our securities lending program, partially offset by the proceeds from the FHLBB debt borrowings. During 2011, cash provided by financing activities primarily resulted from the issuance, on June 17, 2011, of $300.0 million of unsecured senior debentures. Cash received from the issuance of debt was partially offset by the repayment of $86.8 million of debt, the payment of dividends to our shareholders, repayments of collateral related to our securities lending program, and repurchases of common stock.

Dividends to common shareholders are subject to quarterly board approval and declaration. During 2013, as declared by the Board, we paid three quarterly dividends of $0.33 per share and one quarterly dividend of $0.37 per share to our shareholders totaling $60.0 million. We believe that our holding company assets are sufficient to provide for future shareholder dividends should the Board of Directors declare them.

We expect to continue to generate sufficient positive operating cash to meet all short-term and long-term cash requirements relating to current operations, including the funding of our qualified defined benefit pension plan and the Chaucer pension plan. Based upon the current estimate of liabilities and certain assumptions regarding investment returns and other factors, our qualified defined benefit pension plans and Chaucer pension plan collectively have plan liabilities in excess of plan assets by approximately $15 million. The ultimate payment amounts for our benefit plans are based on several assumptions, including but not limited to, the rate of return on plan assets, the discount rate for benefit obligations, mortality experience, interest crediting rates, inflation and the ultimate valuation and determination of benefit obligations. Since differences between actual plan experience and our assumptions are almost certain, changes both positive and negative to our current funding status and ultimately our obligations in future periods are likely.

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

Since October 2007 and through December 2013, our Board of Directors has authorized aggregate repurchases of our common stock of up to $600 million, including a $100 million increase in the program in 2013. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. During 2013, we repurchased 1.6 million shares of our common stock at a cost of $78.2 million.

Over the past several years, we have issued, through two separate transactions, $500 million in senior debentures and have received advances of $171.3 million through our membership in FHLBB as part of a collateralized borrowing program. In March 2013, we issued $175 million aggregate principal amount of subordinated unsecured debentures due March 30, 2053. These subordinated debentures pay interest quarterly. We may redeem these subordinated debentures in whole at any time, or in part from time to time, on or after March 30, 2018, at a redemption price equal to their principal amount plus accrued and unpaid interest.

Additionally, from time to time, we may also repurchase our debt on an opportunistic basis. During 2013, we repurchased senior debentures with a net carrying value of $73.8 million at a cost of $93.7 million, resulting in a loss of $19.9 million. Additionally in 2013, we repaid $46.3 million of our FHLBB advances plus prepayment fees of $7.8 million for a total payment of $54.1 million. We expect these repurchases will reduce our annual pre-tax interest costs by approximately $7 million. In 2012, we called $65.4 million of our subordinated unsecured notes related to Chaucer at par value. These notes had a carrying value of $60.3 million, resulting in a net loss of $5.1 million on the repayment. Additional information related to all borrowings is in Note 6 – “Debt and Credit Arrangements” in the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K.

In November 2013, we entered into a $200.0 million credit agreement which expires in November 2018, with an option to increase the facility to $300.0 million assuming no default and satisfaction of certain other conditions. Borrowings, if any, under the agreement are unsecured and incur interest at a rate per annum equal to, the higher of (a) the prime commercial lending rate of the administrative agent, (b) the Federal Funds Rate plus half of a percent, or (c) the one month Adjusted LIBOR plus one percent and any applicable margin. The agreement contains financial covenants substantially similar to those in our prior credit agreement including, but not limited to, maintaining at least a certain level of consolidated equity, maximum consolidated leverage ratios and requires certain of our subsidiaries to maintain a minimum RBC ratio. This agreement replaces the previous committed syndicated credit agreement entered in August 2011 for $200.0 million, which was set to expire in August 2015. Both the current and the terminated agreement also include a $50 million sub-facility for standby letters of credit that can be used for general corporate purposes. We had no borrowings under either of the agreements in 2012 and 2013.

In November 2013, we amended and restated our existing Standby Letter of Credit Facility (the “Amended Facility Agreement”) not to exceed £130.0 million (or $215.8 million) outstanding at any one time, with the option to increase the amount available for issuances of letters of credit to £195.0 million (or $323.7 million) in the aggregate on one occasion only during the term of the Amended Facility Agreement (subject to the consent of all lenders and assuming no default and satisfaction of other specified conditions). Amounts in U.S. dollars were converted based on the foreign currency exchange rate of 1.66 at December 31, 2013. Prior to the amendment, we had a Standby Letter of Credit Facility Agreement in place not to exceed $180.0 million outstanding at any one time, with a similar option to increase the amount available for issuances of letters of credit to $270.0 million. The amended agreement provides certain covenants including, but not limited to, the syndicates’ financial condition which were also in place prior to the amendment of the agreement. The Amended Facility Agreement provides regulatory capital supporting Chaucer’s underwriting activities for the 2014 and 2015 years of account and each prior open year of account and is generally renewed biennially to support new underwriting years. A letter of credit commission fee on outstanding letters of credit is payable quarterly, and ranges from 1.375% to 1.75% per annum, depending on our credit ratings for portions that are not cash collateralized, and 0.275% per annum for portions that are cash collateralized. We may, from time to time, collateralize a portion of the outstanding letter of credit. In addition to the commission fee on the uncollateralized outstanding letter of credit, a commitment fee in respect of the unutilized commitments under the Amended Facility Agreement is payable quarterly, and ranges from 0.55% to 0.70% per annum, depending on our credit ratings. Chaucer is also required to pay customary agency fees. Under the previous agreement we paid $2.7 million in interest in 2013. We expect lower interest payments under the new agreement based on current prevailing interest rates.

Simultaneous with the Amended Facility Agreement, we entered into a Guaranty Agreement (the “Guaranty Agreement”) with Lloyds Bank plc, as Facility Agent and Security Agent, pursuant to which, we unconditionally guarantee the obligations of Chaucer under the Amended Facility Agreement. The Guaranty Agreement contains certain financial covenants that require us to maintain a minimum net worth, a minimum risk-based capital ratio at our primary U.S. domiciled property and casualty companies and a maximum leverage ratio, and certain negative covenants that limit our ability, among other things, to incur or assume certain debt, grant liens on our property, merge or consolidate, dispose of assets, materially change the nature or conduct of our business and make restricted payments (except, in each case, as provided by certain exceptions). The Guaranty Agreement also contains certain customary representations and warranties. The current Guaranty Agreement contains terms and conditions substantially similar to the previous guaranty agreement we had in place with Lloyds Bank plc in connection with Chaucer’s previous Facility Agreement.

At December 31, 2013, we were in compliance with the covenants of the aforementioned debt agreements.

CONTRACTUAL OBLIGATIONS

Financing obligations generally include repayment of our senior debentures, subordinated debentures, borrowings from the FHLBB, and operating lease payments. The following table represents our annual payments related to the contractual principal and interest payments of these financing obligations as of December 31, 2013 and operating lease payments reflect expected cash payments based upon lease terms. In addition, we also have included our estimated payments related to our loss and LAE obligations and our current expectation of payments to be made to support the obligations of our benefit plans. The following table also includes commitments to purchase investment securities at a future date. Actual payments may differ from the contractual and/or estimated payments in the table.

	Maturity			Maturity
	less than	Maturity	Maturity	in excess of
DECEMBER 31, 2013	1 year	1-3 years	4-5 years	5 years	Total
(in millions)
Debt (1)	$—	$—	$—	$903.9	$903.9
Interest associated with debt (1)	60.7	121.4	121.4	606.9	910.4
Operating lease commitments (2)	17.0	22.6	7.0	0.6	47.2
Qualified defined benefit pension plan funding obligations (3)	3.3	—	—	—	3.3
Non-qualified defined benefit pension and post-retirement benefit obligations (4)	5.7	10.3	8.9	19.7	44.6
Investment commitments (5)	24.4	25.8	8.4	—	58.6
Loss and LAE obligations (6)	1,977.6	1,958.7	892.7	1,402.5	6,231.5

(1)	Debt includes our senior debentures due in 2025, which pay annual interest at a rate of 7 5/8%, our senior debentures due in 2020, which pay annual interest at a rate of 7.50%, our senior debentures due in 2021, which pay annual interest at a rate of 6.375%, our subordinated debentures due in 2053, which pay annual interest at a rate of 6.35% and our subordinated debentures due in 2027, which pay cumulative dividends at an annual rate of 8.207%. Payments related to the principal amounts of these agreements represent contractual maturity; therefore, principal and interest associated with these obligations are reflected in the above table based upon the contractual maturity dates. In addition, we have $125.0 million of borrowings under a collateralized borrowing program with the FHLBB which pays interest monthly at a rate of 5.50% annually. Such borrowings are available for a twenty-year term or through September 25, 2029.

(2)	Our U.S. and international subsidiaries are lessees with a number of operating leases.

(3)	Reflects funding associated with the expectation of terminating one of our qualified plans in 2014, and approximately $2 million associated with the Chaucer plan, based upon current funded status. We do not expect to make any significant contributions in order to meet our minimum funding requirements. However, additional contributions may be required in the future based on the level of pension assets and liabilities in future periods.

The ultimate payment amount for our pension plans are based on several assumptions, including, but not limited to, the rate of return on plan assets, the discount rate for benefit obligations, mortality experience, interest crediting rates and the ultimate valuation of benefit obligations. Differences between actual plan experience and our assumptions are likely and will likely result in changes to our funding obligations in future periods.

(4)	Non-qualified defined benefit pension and postretirement benefit obligations reflect estimated payments to be made through plan year 2023 for pension, postretirement and postemployment benefits. Estimates of these payments and the payment patterns are based upon historical experience.

(5)	Investment commitments relate primarily to partnerships.

(6)	Unlike many other forms of contractual obligations, loss and LAE reserves do not have definitive due dates and the ultimate payment dates are subject to a number of variables and uncertainties. As a result, the total loss and LAE reserve payments to be made by period, as shown in the table, are estimates based principally on historical experience.

OFF-BALANCE SHEET ARRANGEMENTS

We currently do not have any material off-balance sheet arrangements that are reasonably likely to have an effect on our financial position, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources.

CONTINGENCIES AND REGULATORY MATTERS

Information regarding litigation and legal contingencies appears in Note 18—“Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K. Information related to certain regulatory and industry developments are contained in “Regulation” in Part 1 - Item 1 of this Form 10-K and in “Risk Factors” in Part 1 – Item 1A of this Form 10-K.

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

Current accident year loss results – A non-GAAP measure of the estimated earnings impact of current premiums offset by estimated loss experience and expenses for the current accident year. This measure includes the estimated increase in revenue associated with higher prices (premiums), including those caused by price inflation and changes in exposure, partially offset by higher volume driven expenses and inflation of loss costs. Volume driven expenses include acquisition costs such as commissions paid to agents, which are typically based on a percentage of premium dollars.

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

Loss costs – An amount of money paid for an insurance claim.

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

Specialty Lines – A major component of our other commercial lines. There is no accepted industry definition of “specialty lines”, but for our purpose specialty lines consist of products such as inland and ocean marine, surety, specialty property, professional liability, management liability and various other program businesses. When discussing net premiums written and other financial measures of our specialty businesses, we may include non-specialty premiums that are written as part of the entire account.

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

Underwriting expenses – Expenses incurred in connection with the acquisition, pricing and administration of a policy or contract.

Underwriting expense ratio, GAAP – The ratio of underwriting expenses to earned premiums in a given period.

Unearned premiums – The portion of a premium representing the unexpired amount of the contract term as of a certain date.

Written premium – The premium assessed for the entire coverage period of an insurance policy or contract without regard to how much of the premium has been earned. See also earned premium. Net written premium is written premium net of reinsurance.

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Hanover Insurance Group, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of The Hanover Insurance Group, Inc. and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, MA

February 24, 2014

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31	2013	2012	2011
(in millions, except per share data)
Revenues
Premiums	$4,450.5	$4,239.1	$3,598.6
Net investment income	269.0	276.6	258.2
Net realized investment gains (losses):
Net realized gains from sales and other	39.5	31.4	35.0
Net other–than–temporary impairment losses on investments recognized in earnings	(6.0)	(7.8)	(6.9)

Total net realized investment gains	33.5	23.6	28.1
Fees and other income	40.7	51.4	46.7

Total revenues	4,793.7	4,590.7	3,931.6

Losses and expenses
Losses and loss adjustment expenses	2,761.1	2,974.4	2,550.8
Amortization of deferred acquisition costs	971.0	938.1	778.9
Interest expense	65.3	61.9	55.0
Other operating expenses	667.2	587.6	525.3

Total losses and expenses	4,464.6	4,562.0	3,910.0

Income before income taxes	329.1	28.7	21.6

Income tax expense (benefit):
Current	8.6	18.4	(0.6)
Deferred	74.8	(35.8)	(9.3)

Total income tax expense (benefit)	83.4	(17.4)	(9.9)

Income from continuing operations	245.7	46.1	31.5
Net gain from discontinued operations (net of income tax expense (benefit) of $4.1, $(0.5) and $(2.5) in 2013, 2012 and 2011)	5.3	9.8	5.2

Net income	$251.0	$55.9	$36.7

Earnings per common share:
Basic:
Income from continuing operations	$5.58	$1.03	$0.70
Net gain from discontinued operations	0.12	0.22	0.11

Net income per share	$5.70	$1.25	$0.81

Weighted average shares outstanding	44.1	44.7	45.2

Diluted:
Income from continuing operations	$5.47	$1.02	$0.69
Net gain from discontinued operations	0.12	0.21	0.11

Net income per share	$5.59	$1.23	$0.80

Weighted average shares outstanding	44.9	45.3	45.8

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31	2013	2012	2011
(in millions)
Net income	$251.0	$55.9	$36.7
Other comprehensive income (loss), net of tax:
Available-for-sale securities and derivative instruments:
Net appreciation (depreciation) during the period	(167.3)	109.4	83.6
Change in other-than-temporary impairment losses recognized in other comprehensive income	0.6	7.9	6.8

Total available-for-sale securities and derivative instruments	(166.7)	117.3	90.4

Pension and postretirement benefits:
Net actuarial gain (loss) arising in the period	10.8	(15.9)	(11.8)
Amortization recognized as net periodic benefit and postretirement cost	9.7	6.1	6.6

Total pension and postretirement benefits	20.5	(9.8)	(5.2)

Cumulative foreign currency translation adjustment:
Amount recognized as cumulative foreign currency translation during the period	(2.0)	7.9	(11.5)

Other comprehensive income (loss), net of tax	(148.2)	115.4	73.7

Comprehensive income	$102.8	$171.3	$110.4

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31	2013	2012
(in millions, except share data)
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $6,815.2 and $6,529.5)	$6,970.6	$6,952.2
Equity securities, at fair value (cost of $366.5 and $299.0)	430.2	315.8
Other investments	192.5	210.3

Total investments	7,593.3	7,478.3

Cash and cash equivalents	486.2	564.8
Accrued investment income	68.0	69.0
Premiums and accounts receivable, net	1,324.6	1,308.8
Reinsurance recoverable on paid and unpaid losses and unearned premiums	2,335.0	2,479.7
Deferred acquisition costs	506.0	489.5
Deferred income taxes	239.7	267.6
Goodwill	184.9	184.9
Other assets	526.1	511.8
Assets of discontinued operations	114.9	130.5

Total assets	$13,378.7	$13,484.9

Liabilities
Loss and loss adjustment expense reserves	$6,231.5	$6,197.0
Unearned premiums	2,515.8	2,474.8
Expenses and taxes payable	637.2	775.8
Reinsurance premiums payable	374.7	466.2
Debt	903.9	849.4
Liabilities of discontinued operations	121.1	126.3

Total liabilities	10,784.2	10,889.5

Commitments and contingencies

Shareholders’ Equity
Preferred stock, par value $0.01 per share; 20.0 million shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 300.0 million shares authorized; 60.5 million shares issued	0.6	0.6
Additional paid-in capital	1,830.1	1,787.1
Accumulated other comprehensive income	177.6	325.8
Retained earnings	1,349.1	1,211.6
Treasury stock at cost (16.8 and 16.2 million shares)	(762.9)	(729.7)

Total shareholders’ equity	2,594.5	2,595.4

Total liabilities and shareholders’ equity	$13,378.7	$13,484.9

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31	2013	2012	2011
(in millions)
Preferred Stock
Balance at beginning and end of year	$—	$—	$—

Common Stock
Balance at beginning and end of year	0.6	0.6	0.6

Additional Paid-in Capital
Balance at beginning of year	1,787.1	1,784.8	1,796.5
Employee and director stock-based awards and other	43.0	2.3	(11.7)

Balance at end of year	1,830.1	1,787.1	1,784.8

Accumulated Other Comprehensive Income (Loss), net of tax
Net Unrealized Appreciation (Depreciation) on Investments and Derivative Instruments:
Balance at beginning of year	426.0	308.7	218.3
Net appreciation (depreciation) on available-for-sale securities and derivative instruments	(166.7)	117.3	90.4

Balance at end of year	259.3	426.0	308.7

Defined Benefit Pension and Postretirement Plans:
Balance at beginning of year	(96.6)	(86.8)	(81.6)
Net actuarial gain (loss) arising in the period	10.8	(15.9)	(11.8)
Net amount recognized as net periodic benefit cost	9.7	6.1	6.6

Balance at end of year	(76.1)	(96.6)	(86.8)

Cumulative Foreign Currency Translation Adjustment:
Balance at beginning of year	(3.6)	(11.5)	—
Amount recognized as cumulative foreign currency translation during the year	(2.0)	7.9	(11.5)

Balance at end of year	(5.6)	(3.6)	(11.5)

Total accumulated other comprehensive income	177.6	325.8	210.4

Retained Earnings
Balance at beginning of year	1,211.6	1,211.3	1,223.7
Cumulative effect of accounting change, net of tax	—	—	(2.3)
Net income	251.0	55.9	36.7
Dividends to shareholders	(60.0)	(55.1)	(50.9)
Stock-based compensation	(53.5)	(0.5)	4.1

Balance at end of year	1,349.1	1,211.6	1,211.3

Treasury Stock
Balance at beginning of year	(729.7)	(723.1)	(720.1)
Shares purchased at cost	(78.2)	(20.0)	(21.7)
Net shares reissued at cost under employee stock-based compensation plans	45.0	13.4	18.7

Balance at end of year	(762.9)	(729.7)	(723.1)

Total shareholders’ equity	$2,594.5	$2,595.4	$2,484.0

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31	2013	2012	2011
(in millions)
Cash Flows From Operating Activities
Net income	$251.0	$55.9	$36.7
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(33.5)	(22.8)	(16.2)
Net loss from repurchase of debt	19.9	5.1	2.3
Gain on sale of Citizens Management, Inc.	—	(10.8)	—
Gain on discontinued operations	—	(0.7)	(5.2)
Net amortization and depreciation	35.0	35.6	26.7
Stock-based compensation expense	12.4	12.8	12.0
Amortization of defined benefit plan costs	14.9	9.3	10.2
Deferred income taxes expense (benefit)	74.9	(35.5)	(9.2)
Change in deferred acquisition costs	(16.3)	(30.8)	18.3
Change in premiums receivable, net of reinsurance premiums payable	(107.4)	(53.3)	69.4
Change in loss, loss adjustment expense and unearned premium reserves	65.9	598.3	78.5
Change in reinsurance recoverable	148.8	(230.7)	(48.1)
Change in expenses and taxes payable	(62.9)	87.6	48.2
Other, net	(18.8)	(11.8)	(1.9)

Net cash provided by operating activities	383.9	408.2	221.7

Cash Flows From Investing Activities
Proceeds from disposals and maturities of fixed maturities	1,394.3	1,684.8	1,624.2
Proceeds from disposals of equity securities and other investments	217.8	218.2	101.2
Purchase of fixed maturities	(1,698.8)	(2,170.4)	(1,688.0)
Purchase of equity securities and other investments	(249.1)	(274.9)	(128.6)
Proceeds from disposal of Citizens Management, Inc., net of cash transferred	—	5.2	—
Cash provided by business acquisitions, net of cash acquired	—	—	287.7
Capital expenditures	(22.9)	(21.3)	(16.5)
Net proceeds (payments) related to derivative agreements	—	(4.4)	2.8

Net cash provided by (used in) investing activities	(358.7)	(562.8)	182.8

Cash Flows From Financing Activities
Proceeds from exercise of employee stock options	25.0	2.6	3.9
Proceeds from debt borrowings, net	168.6	7.4	325.4
Increase (decrease) in cash collateral related to securities lending program	(15.9)	5.2	(42.1)
Dividends paid to shareholders	(60.0)	(55.1)	(50.9)
Repurchases of debt	(139.9)	(73.1)	(86.8)
Repurchases of common stock	(78.2)	(20.0)	(21.7)
Other financing activities	(5.1)	(0.4)	(0.5)

Net cash provided by (used in) financing activities	(105.5)	(133.4)	127.3

Effect of exchange rate changes on cash	1.6	32.1	(3.9)

Net change in cash and cash equivalents	(78.7)	(255.9)	527.9
Net change in cash related to discontinued operations	0.1	0.3	2.1
Cash and cash equivalents, beginning of year	564.8	820.4	290.4

Cash and cash equivalents, end of year	$486.2	$564.8	$820.4

Supplemental Cash Flow information
Interest payments	$66.1	$62.7	$55.5
Income tax net payments (refunds)	$9.5	$(5.5)	$3.0

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of The Hanover Insurance Group, Inc. (“THG” or the “Company”), include the accounts of The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America (“Citizens”), THG’s principal U.S. domiciled property and casualty companies; Chaucer Holdings plc (“Chaucer”), a specialist insurance underwriting group which operates through the Society and Corporation of Lloyd’s (“Lloyd’s”); and certain other insurance and non-insurance subsidiaries. These legal entities conduct their operations through several business segments discussed in Note 14 – “Segment Information”. The acquisition of Chaucer on July 1, 2011, which has added meaningful business volumes to THG results, has affected the comparability of the consolidated financial statements and related footnotes for the years ended December 31, 2013, 2012 and 2011. Results of operations for the years ended December 31, 2013 and 2012 include results from all of the Company’s business segments, while results of operations for the year ended December 31, 2011 include Chaucer’s results for only the period from July 1, 2011 through December 31, 2011. Additionally, the consolidated financial statements include the Company’s discontinued operations, consisting primarily of the Company’s former life insurance businesses, its accident and health business and prior to April 30, 2012, its third party administration business. All intercompany accounts and transactions have been eliminated. During 2013, the Company increased additional paid-in capital and decreased retained earnings by $34 million to correct the classification of amounts relating to stock-based compensation in prior periods. This reclassification within shareholders’ equity had no impact on net income, assets, liabilities or total shareholders’ equity of the Company for the current or any prior period.

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

B. VALUATION OF INVESTMENTS

The Company is required to classify its investments into one of three categories: held-to-maturity, available-for-sale or trading. It determines the appropriate classification of fixed maturity and equity securities at the time of purchase and re-evaluates such designation as of each balance sheet date.

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

The Company reviews investments in an unrealized loss position to identify other-than-temporary declines in value. When it is determined that a decline in value of an equity security is other-than-temporary, the Company reduces the cost basis of the security to fair value with a corresponding charge to earnings. When an other-than-temporary decline in value of a debt security is deemed to have occurred, the Company must assess whether it intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis. If the debt security meets either of these two criteria, an other-than-temporary impairment (“OTTI”) is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the impairment measurement date. If the Company does not intend to sell the debt security and it is not more likely than not the Company will be required to sell the security before recovery of its amortized cost basis, the credit loss portion of an OTTI is recorded through earnings while the portion attributable to all other factors is recorded separately as a component of other comprehensive income. The amount of the OTTI that relates to credit is estimated by comparing the amortized cost of the fixed maturity security with the net present value of the security’s projected future cash flows, discounted at the effective interest rate implicit in the investment prior to impairment. The non-credit portion of the impairment is equal to the difference between the fair value and the net present value of the security’s cash flows at the impairment measurement date. Once an OTTI has been recognized, the new amortized cost basis of the security is equal to the previous amortized cost less the amount of OTTI recognized in earnings. For equity method investments, an impairment is recognized when evidence demonstrates that an other-than-temporary loss in value has occurred, including the absence of the ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment.

C. FINANCIAL INSTRUMENTS

In the normal course of business, the Company may enter into transactions involving various types of financial instruments, including debt, investments such as fixed maturities, equity securities and mortgage loans, investment and loan commitments, swap contracts, option contracts, forward contracts and futures contracts. These instruments involve credit risk and could also be subject to risk of loss due to interest rate and foreign currency fluctuation. The Company evaluates and monitors each financial instrument individually and, when appropriate, obtains collateral or other security to minimize losses.

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

F. DEFERRED ACQUISITION COSTS

Acquisition costs consist of commissions, underwriting costs and other costs, which vary with, and are primarily related to, the successful production of premiums. Acquisition costs are deferred and amortized over the terms of the insurance policies.

Deferred acquisition costs (“DAC”) for each line of business are reviewed to determine if the costs are recoverable from future income, including investment income. If such costs are determined to be unrecoverable, they are expensed at the time of determination. Although recoverability of DAC is not assured, the Company believes it is more likely than not that all of these costs will be recovered. The amount of DAC considered recoverable, however, could be reduced in the near term if the estimates of total revenues discussed above are reduced or permanently impaired as a result of a disposition of a line of business. The amount of amortization of DAC could be revised in the near term if any of the estimates discussed above are revised.

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

H. PROPERTY, EQUIPMENT AND CAPITALIZED SOFTWARE

Property, equipment, leasehold improvements and capitalized software are recorded at cost, less accumulated depreciation and amortization. Depreciation is generally provided using the straight-line method over the estimated useful lives of the related assets, which generally range from 3 to 30 years. The estimated useful life for capitalized software is generally 5 to 7 years. Amortization of leasehold improvements is provided using the straight-line method over the lesser of the term of the leases or the estimated useful life of the improvements.

The Company tests for the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company recognizes impairment losses only to the extent that the carrying amounts of long-lived assets exceed the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. When an impairment loss occurs, the Company reduces the carrying value of the asset to fair value and no longer depreciates the asset. Fair values are estimated using discounted cash flow analysis.

In 2013, the Company consolidated its operations in Howell, Michigan from two buildings into one building. This resulted in a plan to relocate the employees and pursue the sale of one of the buildings. In conjunction with the planned relocation, the Company recognized a loss of $4.7 million. This is included in other operating expenses in the Consolidated Statements of Income for the year ended December 31, 2013.

I. GOODWILL AND INTANGIBLE ASSETS

In accordance with the provisions of ASC 350, Intangibles- Goodwill and Other, the Company carries its goodwill at cost, net of amortization prior to January 1, 2002 and net of impairments. Increases to goodwill are generated through acquisition and represent the excess of the cost of an acquisition over the fair value of net assets acquired, including any intangibles acquired. Since January 1, 2002 goodwill is no longer amortized but rather, is reviewed for impairment. Additionally, acquisitions can also produce intangible assets, which have either a definite or indefinite life. Intangible assets with definite lives are amortized over that life, whereas those intangible assets determined to have an indefinite life are reviewed at least annually for impairment.

The Company tests for the recoverability of goodwill and intangible assets with indefinite lives annually or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company recognizes impairment losses only to the extent that the carrying amounts of reporting units with goodwill exceed the fair value. The amount of the impairment loss that is recognized is determined based upon the excess of the carrying value of goodwill compared to the implied fair value of the goodwill, as determined with respect to all assets and liabilities of the reporting unit. The Company has performed its annual review of goodwill and intangible assets with indefinite lives for impairment in the fourth quarters of 2013 and 2012 with no impairments recognized.

J. LIABILITIES FOR LOSSES, LAE, AND UNEARNED PREMIUMS

Liabilities for outstanding claims, losses and loss adjustment expenses (“LAE”) are estimates of payments to be made for reported losses and LAE and estimates of losses and LAE incurred but not reported. These liabilities are determined using case basis evaluations and statistical analyses of historical loss patterns and represent estimates of the ultimate cost of all losses incurred but not paid. These estimates are continually reviewed and adjusted as necessary; adjustments are reflected in current operations. Estimated amounts of salvage and subrogation on unpaid losses are deducted from the liability for unpaid claims.

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

K. DEBT

The Company’s debt at December 31, 2013 includes senior debentures, subordinated debentures, and collateralized borrowings with the Federal Home Loan Bank of Boston (“FHLBB”). The senior debentures are carried at principal amount borrowed, net of any applicable unamortized discounts. The subordinated debentures and borrowings under the FHLBB program are carried at principal amount borrowed (See Note 6 – “Debt and Credit Arrangements”).

L. PREMIUM, PREMIUM RECEIVABLE, FEE REVENUE AND RELATED EXPENSES

Insurance premiums written are generally recorded at the policy inception and are primarily earned on a pro rata basis over the terms of the policies for all products. Premiums written include estimates, primarily in the Chaucer segment, that are derived from multiple sources, which include the historical experience of the underlying business, similar businesses and available industry information. These estimates are regularly reviewed and updated and any resulting adjustments are included in the current year’s results. Unearned premium reserves represent the portion of premiums written that relates to the unexpired terms of the underlying in-force insurance policies and reinsurance contracts. Premium receivables reflect the unpaid balance of premium written as of the balance sheet date. Premium receivables are generally short-term in nature and are reported net of an allowance for estimated uncollectible premium accounts. The Company reviews its receivables for collectability at the balance sheet date. The allowance for uncollectible accounts was not material as of December 31, 2013 and 2012. Ceded premiums are charged to income over the applicable term of the various reinsurance contracts with third party reinsurers. Reinsurance reinstatement premiums, when required, are recognized in the same period as the loss event that gave rise to the reinstatement premiums. Losses and related expenses are matched with premiums, resulting in their recognition over the lives of the contracts. This matching is accomplished through estimated and unpaid losses and amortization of deferred acquisition costs.

M. INCOME TAXES

The Company is subject to the tax laws and regulations of the U.S. and foreign countries in which it operates. The Company files a consolidated U.S. federal income tax return that includes the holding company and its U.S. subsidiaries. Generally, taxes are accrued at the U.S. statutory tax rate of 35% for income from the U.S. operations. The Company’s primary non-U.S. jurisdiction is the United Kingdom (“U.K.”). In July 2012, the U.K. statutory rate decreased from 26% to 24% effective April 1, 2012 and from 24% to 23% effective April 1, 2013. Further decreases were enacted in July 2013 to reduce the statutory rate from 23% to 21% effective April 1, 2014 and from 21% to 20% effective April 1, 2015. The Company accrues taxes on certain non-U.S. income that is subject to U.S. tax at the U.S. tax rate. Foreign tax credits, where available, are utilized to offset U.S. tax as permitted. Certain of our non-U.S. income is not subject to U.S. tax until repatriated. Foreign taxes on this non-U.S. income are accrued at the local foreign rate and do not have an accrual for U.S. deferred taxes since these earnings are intended to be indefinitely reinvested overseas.

The Company’s accounting for income taxes represents its best estimate of various events and transactions.

Deferred income taxes are generally recognized when assets and liabilities have different values for financial statement and tax reporting purposes, and for other temporary taxable and deductible differences as defined by ASC 740, Income Taxes (“ASC 740”). These temporary differences are measured at the balance sheet date using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse. These differences result primarily from insurance reserves, deferred acquisition costs, tax credit carryforwards, loss carryforwards and employee benefit plans.

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

O. EARNINGS PER SHARE

Earnings per share (“EPS”) for the years ended December 31, 2013, 2012 and 2011 is based on a weighted average of the number of shares outstanding during each year. Basic and diluted EPS is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. The weighted average shares outstanding used to calculate basic EPS differ from the weighted average shares outstanding used in the calculation of diluted EPS due to the effect of dilutive employee stock options, nonvested stock grants and other contingently issuable shares. If the effect of such items is antidilutive, the weighted average shares outstanding used to calculate diluted EPS are equal to those used to calculate basic EPS.

Options to purchase shares of common stock whose exercise prices are greater than the average market price of the common shares are not included in the computation of diluted earnings per share because the effect would be antidilutive.

P. FOREIGN CURRENCY

The Company’s reporting currency is the U.S. dollar. The functional currencies of the Company’s foreign operations are the U.K. pound sterling (“GBP”), U.S. dollar, and Canadian dollar. Assets and liabilities of foreign operations are translated into the U.S. dollar using the exchange rates in effect at the balance sheet date. Revenues and expenses of foreign operations are translated using the average exchange rate for the period. Gains or losses from translating the financial statements of foreign operations are recorded in the cumulative translation adjustment, as a separate component of accumulated other comprehensive income. Gains and losses arising from transactions denominated in a foreign currency, other than the Company’s functional currencies, are included in net income (loss), except for the Company’s foreign currency denominated available-for-sale investments. The Company’s foreign currency denominated available-for-sale investments’ change in exchange rates between the local currency and the functional currency at each balance sheet date represents an unrealized appreciation or depreciation in value of these securities, and is included as a component of accumulated other comprehensive income.

The Company manages its exposure to foreign currency risk primarily by matching assets and liabilities denominated in the same currency. To the extent that assets and liabilities in foreign currencies are not matched, the Company is exposed to foreign currency risk. For functional currencies, the related exchange rate fluctuations are reflected in other comprehensive income (loss). The Company translated Chaucer’s balance sheet at December 31, 2013, 2012 and 2011 from GBP to U.S. dollars using a conversion rate of 1.66, 1.63 and 1.55, respectively. The Company recognized approximately $4.2 million and $6.3 million in foreign currency transaction gains in the Statement of Income during the years ended December 31, 2013 and 2012, respectively. During the six months ended December 31, 2011, the Company recognized $5.1 million of foreign exchange transaction gains including the $6.4 million gain recognized on the foreign currency forward contract associated with the purchase price of Chaucer. See Note 2 – “Acquisitions and Discontinued Operations” for further information.

Q. NEW ACCOUNTING PRONOUNCEMENTS

Recently Implemented Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Update No. 2013-02 (Topic 220) Comprehensive Income Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASC Update No. 2013-02”). This guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) either on the face of the Statement of Income or in the Notes to the Consolidated Financial Statements. Significant amounts reclassified out of AOCI should be provided by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified in its entirety to net income in the same reporting period. For amounts not required to be reclassified in their entirety to net income, a cross-reference to other disclosures provided for in accordance with U.S. GAAP is required. This guidance was applicable for reporting periods beginning after December 15, 2012. The Company implemented the guidance effective January 1, 2013. The effect of implementing the guidance relates to financial statement presentation and disclosures. (See disclosures in Note 10 – Other Comprehensive Income.)

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

In September 2011, the FASB issued ASC Update No. 2011-08 (Topic 350) Testing Goodwill for Impairment. This ASC update allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The update provides that an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on its qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The update further improves previous guidance by expanding upon the examples of events and circumstances that an entity should consider in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the update improves the examples of events and circumstances that should be considered by an entity that has a reporting unit with a zero or negative carrying amount in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. This ASC update was effective for annual and interim periods beginning after December 15, 2011, with early adoption permitted. The Company implemented this guidance effective January 1, 2012. The effect of implementing this guidance was not material to the Company’s financial position or results of operations.

In June 2011, the FASB issued ASC Update No. 2011-05 (Topic 220) Presentation of Comprehensive Income (“ASC Update No. 2011-05”). This ASC update requires companies to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of income and other comprehensive income. The option to present items of other comprehensive income in the statement of changes in equity is eliminated. In addition, an entity is required to present on the face of the financial statements reclassification adjustments from other comprehensive income to net income. This ASC update should be applied retrospectively and except for the provisions related to reclassification adjustment, was effective for interim and annual periods beginning after December 15, 2011. In December 2011, the FASB issued ASC Update 2011-12 (Topic 220) Comprehensive Income which deferred the implementation date of the reclassification adjustment guidance in ASC Update No. 2011-05 and was subsequently replaced by ASC Update No. 2013-02, as described above. The Company implemented the guidance related to financial statements presentation effective January 1, 2012. The effect of implementing the guidance related to financial statements presentation did not have a significant impact to the Company’s financial statement presentation.

In May 2011, the FASB issued ASC Update No. 2011-04 (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASC update results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value for both U.S. GAAP and International Financial Reporting Standards (“IFRS”). The new guidance includes changes to how and when the valuation premise of highest and best use applies, clarification on the application of blockage factors and other premiums and discounts, as well as new and revised disclosure requirements. This ASC update was effective for interim and annual periods beginning after December 15, 2011. The Company implemented this guidance as of January 1, 2012. The effect of implementing this guidance was not material to the Company’s financial position or results of operations.

In October 2010, the FASB issued ASC Update No. 2010-26 (Topic 944), Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (a consensus of the FASB Emerging Issues Task Force). This ASC update provides clarity in defining which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral, commonly known as deferred acquisition costs. Additionally, this update specifies that only costs associated with the successful acquisition of a policy or contract may be deferred, whereas industry practice historically included costs relating to unsuccessful contract acquisition. This ASC was effective for fiscal years beginning after December 15, 2011. Retrospective application to all prior periods upon the date of adoption was permitted. The Company implemented this guidance effective January 1, 2012 and elected to apply this guidance retrospectively. Retrospective application required that the new accounting principle be reflected in the earliest period presented as if the accounting principle had always been used. Upon adoption in 2012, the Company applied this guidance to the then earliest period, which was January 1, 2010. Additionally, since the Company purchased Chaucer July 1, 2011, it has reflected the impact of the retrospective application for Chaucer through equity, as a cumulative effect of a change in accounting principle, during 2011. The implementation of this ASC resulted in an after-tax reduction to our shareholders’ equity as of January 1, 2012 of $25.8 million, or 1%. The effect of implementing this guidance was not material to our results of operations or cash flows on either a historical basis or a prospective basis.

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

Acquisition costs, which include advisory, legal, and accounting costs, totaled $11.7 million and were expensed as incurred.

Pro Forma Results

The following unaudited pro forma information presents the combined revenues, net income (loss) and net income (loss) per share of THG and Chaucer for the year ended December 31, 2011 with pro forma purchase accounting adjustments as if the acquisition had been consummated as of January 1, 2011. This pro forma information is not necessarily indicative of what would have occurred had the acquisition and related transactions been made on the date indicated, or of future results of the Company. Amounts in 2011 are converted from GBP to U.S. dollar at a 1.60 exchange rate.

(UNAUDITED)
YEAR ENDED
DECEMBER 31
(in millions, except per share data)	2011
Revenue	$4,364.8
Net income (loss)	$(12.1)
Net income (loss) per share—basic	$(0.27)
Net income (loss) per share — diluted (1)	$(0.27)
Weighted average shares outstanding—basic	45.2
Weighted average shares outstanding — diluted (1)	45.2

(1)	Weighted average shares outstanding and per diluted share amounts in 2011 exclude common stock equivalents, since the impact of these instruments would be antidilutive.

DISCONTINUED OPERATIONS

Discontinued operations primarily consist of the Company’s former life insurance businesses, which were sold prior to 2009, its Discontinued Accident and Health Business and its former third party administration business, Citizens Management, Inc. (“CMI”), which was sold in 2012.

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

The accident and health business had no significant financial results that impacted 2013, 2012 or 2011. At December 31, 2013 and 2012, the portion of the discontinued accident and health business that was directly assumed had assets of $66.6 million and $72.9 million, respectively, consisting primarily of invested assets, and liabilities of $51.3 million and $52.5 million, respectively, consisting primarily of policy liabilities. At December 31, 2013 and 2012, the assets and liabilities of this business, as well as those of the reinsured portion of the accident and health business are classified as assets and liabilities of discontinued operations in the Consolidated Balance Sheets.

In 2013, the Company recognized a $5.8 million gain relating to its former life insurance businesses. This was primarily due to an insurance settlement related to a class action lawsuit, net of tax.

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

3. INVESTMENTS

A. FIXED MATURITIES AND EQUITY SECURITIES

The amortized cost and fair value of available-for-sale fixed maturities and the cost and fair value of equity securities were as follows:

DECEMBER 31, 2013
(in millions)
	Amortized	Gross	Gross		OTTI
	Cost or Cost	Unrealized Gains	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. Treasury and government agencies	$417.5	$3.3	$14.2	$406.6	$—
Foreign government	304.5	2.1	1.6	305.0	—
Municipal	1,108.0	37.4	19.1	1,126.3	—
Corporate	3,690.2	171.5	37.5	3,824.2	8.6
Residential mortgage-backed	722.8	20.1	14.1	728.8	1.6
Commercial mortgage-backed	405.9	10.5	4.8	411.6	—
Asset-backed	166.3	2.0	0.2	168.1	—

Total fixed maturities	$6,815.2	$246.9	$91.5	$6,970.6	$10.2

Equity securities	$366.5	$66.9	$3.2	$430.2	$—

DECEMBER 31, 2012
(in millions)
	Amortized	Gross	Gross		OTTI
	Cost or Cost	Unrealized Gains	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. Treasury and government agencies	$317.2	$8.8	$0.4	$325.6	$—
Foreign government	348.5	4.6	0.2	352.9	—
Municipal	1,010.2	87.2	1.1	1,096.3	—
Corporate	3,512.8	275.4	14.8	3,773.4	9.3
Residential mortgage-backed	769.0	39.4	3.2	805.2	1.7
Commercial mortgage-backed	373.3	23.2	0.3	396.2	—
Asset-backed	198.5	4.1	—	202.6	—

Total fixed maturities	$6,529.5	$442.7	$20.0	$6,952.2	$11.0

Equity securities	$299.0	$21.6	$4.8	$315.8	$—

OTTI unrealized losses in the tables above represent OTTI recognized in accumulated other comprehensive income. This amount excludes net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date of $16.4 million and $20.5 million as of December 31, 2013 and 2012, respectively.

The Company participates in a security lending program for the purpose of enhancing income. Securities on loan to various counterparties had a fair value of $13.6 million and $29.2 million at December 31, 2013 and 2012, respectively, and were fully collateralized by cash. The fair value of the loaned securities is monitored on a daily basis, and the collateral is maintained at a level of at least 102% of the fair value of the loaned securities. Securities lending collateral is recorded by the Company in cash and cash equivalents, with an offsetting liability included in expenses and taxes payable.

At December 31, 2013 and 2012, fixed maturities with fair values of $142.4 million and $115.7 million, respectively, and amortized cost of $135.2 million and $106.2 million, respectively, were on deposit with various state and governmental authorities.

In accordance with Lloyd’s operating guidelines, the Company deposits funds at Lloyd’s to support underwriting operations. These funds are available only to fund claim obligations. At December 31, 2013 and 2012, fixed maturities with a fair value of approximately $334 million and $497 million, respectively, and cash of $1 million and $3 million, respectively, were on deposit with Lloyd’s.

The Company enters into various agreements that may require its fixed maturities to be held as collateral by others. At December 31, 2013 and 2012, fixed maturities with a fair value of $160.9 million and $213.8 million, respectively, were held as collateral for collateralized borrowings and other arrangements. Of these amounts, $148.1 million and $200.8 million related to the FHLBB collateralized borrowing program at December 31, 2013 and 2012, respectively. See Note 6—“Debt and Credit Arrangements” for additional information related to the Company’s FHLBB program.

The amortized cost and fair value by maturity periods for fixed maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or the Company may have the right to put or sell the obligations back to the issuers.

DECEMBER 31	2013
(in millions)
	Amortized	Fair
	Cost	Value
Due in one year or less	$495.5	$501.4
Due after one year through five years	2,234.5	2,327.9
Due after five years through ten years	2,100.2	2,139.6
Due after ten years	690.0	693.2

	5,520.2	5,662.1
Mortgage-backed and asset-backed securities	1,295.0	1,308.5

Total fixed maturities	$6,815.2	$6,970.6

B. DERIVATIVE INSTRUMENTS

The Company maintains an overall risk management strategy that incorporates the use of derivative instruments, as necessary, to manage significant unplanned fluctuations in earnings that may be caused by foreign currency exchange and interest rate volatility.

The Company did not use derivative instruments in 2013. In 2012, the Company realized a loss of $5.1 million on futures contracts relating to the realization for tax purposes only, of unrealized gains in its investment portfolio. Additionally, the Company utilized a foreign currency forward contract to mitigate changes in fair value caused by foreign currency fluctuation in converting GBP denominated securities into their U.S. dollar denominated equivalent. The contract was terminated in March 2012 and the Company recognized a gain of $0.7 million.

In 2011, the Company realized losses on derivative instruments of $7.1 million. In April 2011, the Company entered into a foreign currency forward contract as an economic hedge of the foreign currency exchange risk embedded in the purchase price of Chaucer, which was denominated in GBP resulting in a loss of $11.3 million, reflected in other operating expenses in the Consolidated Statements of Income. In May 2011, the Company entered into a treasury lock forward agreement to hedge the interest rate risk associated with the planned issuance of senior debt resulting in a loss of $1.9 million which was recorded in accumulated other comprehensive income and is being recognized as an expense over the term of the senior notes. This hedge qualified as a cash flow hedge. Additionally in 2011, Chaucer held foreign currency forward contracts utilized to mitigate changes in fair value caused by foreign currency fluctuation in converting the fair value of GBP and Euro denominated investment portfolios into their U.S. dollar denominated equivalent. During the year ended December 31, 2011, the Company recognized a net gain of $6.1 million, reflected in net realized investment gains in the Consolidated Statements of Income, related to these instruments, which were terminated in October 2011.

C. UNREALIZED GAINS AND LOSSES

Unrealized gains and losses on available-for-sale and other securities are summarized in the following table.

YEARS ENDED DECEMBER 31
(in millions)
		Equity
	Fixed	Securities And
2013	Maturities	Other	Total
Net appreciation, beginning of year	$410.1	$15.9	$426.0
Net appreciation (depreciation) on available-for-sale securities and derivative instruments	(273.6)	48.1	(225.5)
Change in OTTI losses recognized in other comprehensive income	0.8	—	0.8
Benefit (provision) for deferred income taxes	74.8	(16.8)	58.0

	(198.0)	31.3	(166.7)

Net appreciation, end of year	$212.1	$47.2	$259.3

2012
Net appreciation, beginning of year	$300.2	$8.5	$308.7
Net appreciation on available-for-sale securities and derivative instruments	140.7	10.6	151.3
Change in OTTI losses recognized in other comprehensive income	12.2	—	12.2
Provision for deferred income taxes	(43.0)	(3.2)	(46.2)

	109.9	7.4	117.3

Net appreciation, end of year	$410.1	$15.9	$426.0

2011
Net appreciation, beginning of year	$210.3	8.0	$218.3
Net appreciation (depreciation) on available-for-sale securities and derivative instruments	66.4	(1.3)	65.1
Change in OTTI losses recognized in other comprehensive income	10.5	—	10.5
Benefit for deferred income taxes	13.0	1.8	14.8

	89.9	0.5	90.4

Net appreciation, end of year	$300.2	8.5	$308.7

Equity securities and other balances at December 31, 2013, 2012 and 2011 include after-tax net appreciation on other invested assets of $2.9 million, $2.1 million and $1.9 million, respectively. Fixed maturities at December 31, 2013, 2012 and 2011 include after-tax net depreciation on derivative instruments of $0.9 million, $1.0 million and $1.2 million, respectively.

D. SECURITIES IN AN UNREALIZED LOSS POSITION

The following tables provide information about the Company’s fixed maturities and equity securities that were in an unrealized loss position at December 31, 2013 and 2012:

DECEMBER 31, 2013
(in millions)
			Greater than 12
	12 months or less		months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
Fixed maturities:
Investment grade:
U.S. Treasury and government agencies	$12.3	$247.9	$1.9	$18.8	$14.2	$266.7
Foreign governments	1.5	129.0	0.1	17.3	1.6	146.3
Municipal	14.8	345.3	4.3	39.9	19.1	385.2
Corporate	21.4	872.7	11.6	87.7	33.0	960.4
Residential mortgage-backed	10.3	321.1	3.4	29.5	13.7	350.6
Commercial mortgage-backed	4.2	155.4	0.6	10.2	4.8	165.6
Asset-backed	0.2	31.0	—	0.3	0.2	31.3

Total investment grade	64.7	2,102.4	21.9	203.7	86.6	2,306.1

Below investment grade:
Corporate	2.9	71.9	1.6	21.4	4.5	93.3
Residential mortgage-backed	0.1	2.0	0.3	1.5	0.4	3.5

Total below investment grade	3.0	73.9	1.9	22.9	4.9	96.8

Total fixed maturities	67.7	2,176.3	23.8	226.6	91.5	2,402.9

Equity securities	2.8	45.2	0.4	0.7	3.2	45.9

Total	$70.5	$2,221.5	$24.2	$227.3	$94.7	$2,448.8

DECEMBER 31, 2012
(in millions)
			Greater than 12
	12 months or less		months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
Fixed maturities:
Investment grade:
U.S. Treasury and government agencies	$0.2	$89.5	$0.2	$8.5	$0.4	$98.0
Foreign governments	0.2	81.2	—	0.4	0.2	81.6
Municipal	0.5	61.9	0.6	24.0	1.1	85.9
Corporate	1.8	224.8	6.6	59.0	8.4	283.8
Residential mortgage-backed	0.5	47.3	2.0	9.4	2.5	56.7
Commercial mortgage-backed	0.2	29.9	0.1	4.9	0.3	34.8
Asset-backed	—	11.4	—	0.3	—	11.7

Total investment grade	3.4	546.0	9.5	106.5	12.9	652.5

Below investment grade:
Municipal	—	—	—	2.0	—	2.0
Corporate	1.1	26.6	5.3	50.6	6.4	77.2
Residential mortgage-backed	0.1	1.6	0.6	2.5	0.7	4.1

Total below investment grade	1.2	28.2	5.9	55.1	7.1	83.3

Total fixed maturities	4.6	574.2	15.4	161.6	20.0	735.8

Equity securities	4.8	74.4	—	—	4.8	74.4

Total	$9.4	$648.6	$15.4	$161.6	$24.8	$810.2

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

E. OTHER

The Company had no concentration of investments in a single investee that exceeded 10% of shareholders’ equity except for fixed maturities invested in Federal Home Loan Mortgage Corp., which had a fair value of $341.8 million and $415.7 million as of December 31, 2013 and 2012, respectively.

On December 21, 2012, the Company sold an office building and adjacent garage that it had developed for $75.9 million, and recognized an estimated gain of $3.3 million. In 2013, upon receipt of final construction costs, the gain was adjusted by $(0.9) million, to $2.4 million. The project was financed, in part, with $46.3 million of FHLBB advances through the Company’s membership in the FHLBB, which was repaid in January 2013.

At December 31, 2013, there were contractual investment commitments of up to $58.6 million.

The Company held overseas deposits of $149.6 million and $169.2 million at December 31, 2013 and 2012, respectively, which are investments held in overseas funds and managed exclusively by Lloyd’s. These investments are reflected in other investments in the Consolidated Balance Sheets.

4. INVESTMENT INCOME AND GAINS AND LOSSES

A. NET INVESTMENT INCOME

The components of net investment income were as follows:

YEARS ENDED DECEMBER 31	2013	2012	2011
(in millions)
Fixed maturities	$254.8	$264.2	$254.3
Equity securities	15.6	15.3	6.8
Other investments	8.8	7.0	4.8

Gross investment income	279.2	286.5	265.9
Less investment expenses	(10.2)	(9.9)	(7.7)

Net investment income	$269.0	$276.6	$258.2

The carrying value of non-income producing fixed maturities, as well as the carrying value of fixed maturity securities on non-accrual status, at December 31, 2013 and 2012 were not material. The effects of non-accruals for the years ended December 31, 2013, 2012 and 2011, compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities, were reductions in net investment income of $2.3 million, $2.5 million and $2.3 million, respectively.

B. NET REALIZED INVESTMENT GAINS AND LOSSES

Net realized gains (losses) on investments were as follows:

YEARS ENDED DECEMBER 31	2013	2012	2011
(in millions)
Equity securities	26.7	15.5	0.9
Fixed maturities	$8.6	$9.7	$20.4
Real estate	(0.9)	3.3	—
Derivative instruments	—	(4.4)	5.8
Other investments	(0.9)	(0.5)	1.0

Net realized investment gains	$33.5	$23.6	$28.1

Included in the net realized investment gains (losses) were other-than-temporary impairments of investment securities recognized in earnings totaling $6.0 million, $7.8 million and $6.9 million in 2013, 2012 and 2011, respectively.

Other-than-temporary-impairments

For 2013, total OTTI was $7.0 million. Of this amount, $6.0 million was recognized in earnings and $1.0 million was recorded as unrealized losses in accumulated other comprehensive income. Of the $6.0 million recorded in earnings, $2.5 million related to an emerging markets exchange-traded fund, $1.6 million related to common stocks, $1.4 million was estimated credit losses on fixed maturity securities and $0.5 million related to fixed maturity securities that the Company intends to sell.

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

The methodology and significant inputs used to measure the amount of credit losses on fixed maturities in 2013, 2012 and 2011 were as follows:

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

YEARS ENDED DECEMBER 31	2013	2012	2011
(in millions)
Credit losses as of the beginning of the year	$8.6	$14.5	$16.7
Credit losses for which an OTTI was not previously recognized	1.1	0.6	—
Additional credit losses on securities for which an OTTI was previously recognized	0.3	0.6	0.9
Reductions for securities sold, matured or called	(2.2)	(6.9)	(1.8)
Reductions for securities reclassified as intend to sell	—	(0.2)	(1.3)

Credit losses as of the end of the year	$7.8	$8.6	$14.5

The proceeds from sales of available-for-sale securities and the gross realized gains and gross realized losses on those sales, were as follows:

YEARS ENDED DECEMBER 31
(in millions)
	Proceeds from	Gross	Gross
2013	Sales	Gains	Losses
Fixed maturities	$450.4	$6.0	$4.0
Equity securities	$193.5	$31.2	$0.4

2012
Fixed maturities	$616.3	$12.1	$2.0
Equity securities	$141.3	$17.5	$0.7

2011
Fixed maturities	$678.1	$20.0	$1.1
Equity securities	$86.6	$3.0	$0.5

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

The estimated fair value of the financial instruments were as follows:

DECEMBER 31	2013		2012
(in millions)	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial Assets
Cash and cash equivalents	$486.2	$486.2	$564.8	$564.8
Fixed maturities	6,970.6	6,970.6	6,952.2	6,952.2
Equity securities	430.2	430.2	315.8	315.8
Other investments	173.1	173.7	188.9	189.4

Total financial assets	$8,060.1	$8,060.7	$8,021.7	$8,022.2

Financial Liabilities
Debt	$903.9	$961.7	$849.4	$995.2

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

The following tables provide, for each hierarchy level, the Company’s assets that were measured at fair value on a recurring basis.

	DECEMBER 31, 2013
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$406.6	$167.2	$239.4	$—
Foreign government	305.0	45.6	259.4	—
Municipal	1,126.3	—	1,100.7	25.6
Corporate	3,824.2	—	3,811.2	13.0
Residential mortgage-backed, U.S. agency backed	573.2	—	573.2	—
Residential mortgage-backed, non-agency	155.6	—	155.1	0.5
Commercial mortgage-backed	411.6	—	388.7	22.9
Asset-backed	168.1	—	168.1	—

Total fixed maturities	6,970.6	212.8	6,695.8	62.0
Equity securities	420.9	382.3	—	38.6
Other investments	153.2	—	149.6	3.6

Total investment assets at fair value	$7,544.7	$595.1	$6,845.4	$104.2

	DECEMBER 31, 2012
	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$325.6	$144.2	$181.4	$—
Foreign government	352.9	60.9	292.0	—
Municipal	1,096.3	—	1,076.9	19.4
Corporate	3,773.4	—	3,747.0	26.4
Residential mortgage-backed, U.S. agency backed	610.8	—	610.8	—
Residential mortgage-backed, non-agency	194.4	—	193.7	0.7
Commercial mortgage-backed	396.2	—	369.5	26.7
Asset-backed	202.6	—	201.1	1.5

Total fixed maturities	6,952.2	205.1	6,672.4	74.7
Equity securities	306.1	226.9	54.8	24.4
Other investments	172.8	—	169.2	3.6

Total investment assets at fair value	$7,431.1	$432.0	$6,896.4	$102.7

The following tables provide, for each hierarchy level, the Company’s estimated fair values of financial instruments that were not carried at fair value.

	DECEMBER 31, 2013
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$486.2	$486.2	$—	$—
Equity securities	9.3	—	9.3	—
Other investments	20.5	—	2.7	17.8
Liabilities:
Debt	$961.7	$—	$961.7	$—

	DECEMBER 31, 2012
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$564.8	$564.8	$—	$—
Equity securities	9.7	—	9.7	—
Other investments	16.6	—	4.8	11.8
Liabilities:
Debt	$995.2	$—	$995.2	$—

The tables below provide a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

YEAR ENDED DECEMBER 31, 2013	Fixed Maturities
(in millions)	Municipal	Corporate	Residential mortgage- backed, non- agency	Commercial mortgage- backed	Asset-backed	Total	Equity and Other	Total Assets
Balance at beginning of year	$19.4	$26.4	$0.7	$26.7	$1.5	$74.7	$28.0	$102.7
Transfers into Level 3	9.7	0.2	—	—	—	9.9	—	9.9
Transfers out of Level 3	—	(2.2)	—	—	(1.5)	(3.7)	(0.9)	(4.6)
Total gains (losses):
Included in earnings	—	1.5	—	—	—	1.5	—	1.5
Included in other comprehensive income-net appreciation (depreciation) on available-for-sale securities	(0.8)	(1.6)	—	(1.3)	—	(3.7)	15.1	11.4
Sales	(2.7)	(11.3)	(0.2)	(2.5)	—	(16.7)	—	(16.7)

Balance at end of year	$25.6	$13.0	$0.5	$22.9	$—	$62.0	$42.2	$104.2

YEAR ENDED DECEMBER 31, 2012	Fixed Maturities
(in millions)	Municipal	Corporate	Residential mortgage- backed, non- agency	Commercial mortgage- backed	Asset-backed	Total	Equity and Other	Total Assets
Balance at beginning of year	$13.6	$23.8	$5.2	$23.7	$9.2	$75.5	$27.0	$102.5
Transfers into Level 3	2.6	4.3	—	—	—	6.9	0.1	7.0
Transfers out of Level 3	—	(2.3)	—	—	(8.7)	(11.0)	—	(11.0)
Total gains (losses):
Included in earnings	—	0.4	—	—	—	0.4	(0.2)	0.2
Included in other comprehensive income-net appreciation (depreciation) on available-for-sale securities	1.1	0.7	0.1	(0.4)	—	1.5	1.8	3.3
Purchases and sales:
Purchases	3.0	1.5	0.1	5.2	1.5	11.3	—	11.3
Sales	(0.9)	(2.0)	(4.7)	(1.8)	(0.5)	(9.9)	(0.7)	(10.6)

Balance at end of year	$19.4	$26.4	$0.7	$26.7	$1.5	$74.7	$28.0	$102.7

During the years ended December 31, 2013 and 2012, the Company transferred fixed maturities between Level 2 and Level 3 primarily as a result of assessing the significance of unobservable inputs on the fair value measurement. There were no transfers between Level 1 and Level 2 during 2013 or 2012.

The following table summarizes gains and losses due to changes in fair value that are recorded in net income for Level 3 assets.

YEARS ENDED DECEMBER 31	2013	2012
	Net realized investment
(in millions)	gains (losses)
Level 3 Assets:
Fixed maturities:
Corporate	$1.5	$0.4
Equity securities	—	(0.2)

Total assets	$1.5	$0.2

There were no Level 3 liabilities held by the Company for years ended December 31, 2013 and 2012.

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

			December 31, 2013		December 31, 2012
	Valuation	Significant	Fair	Range	Fair	Range
(in millions)	Technique	Unobservable Inputs	Value	(Wtd Average)	Value	(Wtd Average)
Fixed maturities:
Municipal	Discounted	Discount for:	$25.6		$19.4
	cash flow	Small issue size		1.0-4.0%(2.3%)		1.0-4.0%(3.1%)
		Above-market coupon		0.3-1.0%(0.5%)		0.3-1.0%(0.5%)
		Long maturity		N/A		0.5%(0.5%)
Corporate	Discounted	Discount for:	12.8		26.4
	cash flow	Above-market coupon		0.3-0.8%(0.6%)		0.3-1.0%(0.7%)
		Small issue size		0.3-1.0%(0.5%)		0.3-3.0%(0.5%)
		Credit stress		N/A		1.0-3.0%(1.1%)
		Long maturity		N/A		0.5%(0.5%)
Residential mortgage-backed, non-agency	Discounted	Discount for:	0.5		0.7
	cash flow	Small issue size		0.5%(0.5%)		0.5%(0.5%)
Commercial mortgage-backed	Discounted	Discount for:	22.9		26.7
	cash flow	Above-market coupon		0.5-0.8%(0.6%)		0.3-0.8%(0.4%)
		Credit stress		0.5%(0.5%)		1.0%(1.0%)
		Small issue size		0.5%(0.5%)		0.5%(0.5%)
		Lease structure		0.3%(0.3%)		0.3%(0.3%)
		Long maturity		N/A		0.5-0.8%(0.7%)
Asset backed	Discounted	Discount for:	—		1.5
	cash flow	Small issue size		N/A		0.7-2.0%(1.6%)
Equity securities	Market	Net tangible asset	38.5		24.3
	comparables	market multiples		1.3X (1.3X)		0.9X (0.9X)
Other	Discounted	Discount rate	3.6	18.0%(18.0%)	3.6	18.0%(18.0%)
cash flow

Significant increases (decreases) in any of the above inputs in isolation would result in a significantly lower (higher) fair value measurement. There were no interrelationships between these inputs which might magnify or mitigate the effect of changes in unobservable inputs on the fair value measurement.

6. DEBT AND CREDIT ARRANGEMENTS

Debt consists of the following:

DECEMBER 31	2013	2012
(in millions)
Senior debentures maturing June 15, 2021	$300.0	$300.0
Senior debentures maturing March 1, 2020	165.1	200.0
Senior debentures maturing October 15, 2025	81.2	120.9
Subordinated debentures maturing March 30, 2053	175.0	—
Subordinated debentures maturing February 3, 2027	59.7	59.7
FHLBB borrowings (secured)	125.0	171.3

Total principal debt	$906.0	$851.9
Unamortized debt discount	(2.1)	(2.5)

Total	$903.9	$849.4

On March 20, 2013, the Company issued $175.0 million aggregate principal amount of 6.35% subordinated unsecured debentures due March 30, 2053. These debentures pay interest quarterly. The Company may redeem these debentures in whole at any time, or in part from time to time, on or after March 30, 2018, at a redemption price equal to their principal amount plus accrued and unpaid interest.

On June 17, 2011, the Company issued $300.0 million aggregate principal amount of 6.375% senior unsecured debentures due June 15, 2021. Additionally, on February 23, 2010, the Company issued $200.0 million aggregate principal amount of 7.50% senior unsecured debentures due March 1, 2020. The Company also issued 7.625% senior unsecured debentures with a par value of $200.0 million on October 16, 1995. As of December 31, 2013 and 2012, the remaining 7.625% senior debentures have a par value of $81.2 million and $120.9 million, respectively, and mature on October 15, 2025. All of the Company’s senior debentures are subject to certain restrictive covenants, including limitations on the issuance or disposition of stock of restricted subsidiaries and limitations on liens. These debentures pay interest semi-annually. In addition, the Company’s subordinated debentures maturing February 3, 2027 have a par value of $59.7 million as of December 31, 2013 and 2012 and pay cumulative dividends semi-annually at 8.207%.

In 2013, the Company repurchased senior debentures maturing October 15, 2025, with a net carrying value of $39.2 million at a cost of $50.5 million, resulting in a loss of $11.3 million. Also in 2013, the Company repurchased senior debentures maturing March 1, 2020, with a net carrying value of $34.6 million at a cost of $43.2 million, resulting in a loss of $8.6 million.

In 2009, Hanover Insurance received a $125.0 million FHLBB advance through its membership in the FHLBB. This collateralized advance bears interest at a fixed rate of 5.50% per annum over a twenty-year term. In July 2010, Hanover Insurance committed to an additional $46.3 million of FHLBB advances. These advances were drawn in several increments from July 2010 to January 2012 and carried fixed interest rates with a weighted average of 3.88%. In January 2013, Hanover Insurance repaid the $46.3 million of FHLBB advances plus prepayment fees of $7.8 million for a total payment of $54.1 million. These advances would have matured on July 30, 2020.

As collateral to FHLBB, Hanover Insurance pledged government agency securities with a fair value of $148.1 million and $200.8 million, for the aggregate borrowings of $125.0 million and $171.3 million as of December 31, 2013 and December 31, 2012, respectively. The amount of required collateral decreased in conjunction with the repayment of the $46.3 million of FHLBB advances. The fair value of the collateral pledged must be maintained at certain specified levels of the borrowed amount, which can vary depending on the type of assets pledged. If the fair value of this collateral declines below these specified levels, Hanover Insurance would be required to pledge additional collateral or repay outstanding borrowings. Hanover Insurance is permitted to voluntarily repay the outstanding borrowings at any time, subject to a repayment fee. As a requirement of membership in the FHLBB, Hanover Insurance maintains a certain level of investment in FHLBB stock. Total holdings of FHLBB stock were $9.3 million and $9.7 million at December 31, 2013 and 2012, respectively.

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

At December 31, 2013, the Company had a $200.0 million credit agreement which expires in November 2018. The Company had no borrowings under this agreement. Additionally, the Company had a Standby Letter of Credit Facility not to exceed £130.0 million (or $215.8 million based on the foreign currency exchange rate of 1.66 at December 31, 2013). This Letter of Credit Facility provides regulatory capital supporting Chaucer’s underwriting activities for the 2014 and 2015 years of account and each prior open year of account. Simultaneous with this agreement, THG entered into a Guaranty Agreement with Lloyds Bank plc, as Facility Agent and Security Agent, pursuant to which, THG unconditionally guarantees the obligations of Chaucer under the Letter of Credit Facility.

Interest expense was $65.3 million, $61.9 million, and $55.0 million in 2013, 2012 and 2011, respectively. At December 31, 2013, the Company was in compliance with the covenants associated with all of its debt indentures and credit arrangements.

7 . INCOME TAXES

Provisions for income taxes have been calculated in accordance with the provisions of ASC 740. A summary of the components of income before income taxes and income tax expense (benefit) in the Consolidated Statements of Income are shown below:

YEARS ENDED DECEMBER 31	2013	2012	2011
(in millions)
Income (loss) before income taxes:
U.S.	$183.5	$(99.1)	$(13.3)
Non-U.S.	145.6	127.8	34.9

	$329.1	$28.7	$21.6

Income tax expense (benefit) includes the following components:

YEARS ENDED DECEMBER 31	2013	2012	2011
(in millions)
Current:
U.S.	$8.0	$2.3	$(0.6)
Non-U.S.	0.6	16.1	—

Subtotal	8.6	18.4	(0.6)

Deferred:
U.S.	52.9	(42.7)	(20.3)
Non-U.S.	21.9	6.9	11.0

Subtotal	74.8	(35.8)	(9.3)

Total income tax expense (benefit)	$83.4	$(17.4)	$(9.9)

The income tax expense attributable to the consolidated results of continuing operations is different from the amount determined by multiplying income from continuing operations before income taxes by the U.S. statutory federal income tax rate of 35%. The sources of the difference and the tax effects of each were as follows:

YEARS ENDED DECEMBER 31	2013	2012	2011
(in millions)
Expected income tax expense	$115.2	$10.0	$7.5

Tax difference related to investment disposals and maturities	(17.5)	(14.3)	(9.7)
Effect of foreign operations	(10.8)	(3.5)	(1.5)
Dividend received deduction	(2.5)	(2.8)	(1.1)
Tax-exempt interest	(1.7)	(1.5)	(2.0)
Nondeductible expenses	1.1	2.8	4.7
Change in foreign tax rate	(0.7)	(0.4)	—
Change in valuation allowance	—	(7.7)	(7.5)
Other, net	0.3	—	(0.3)

Income tax expense (benefit)	$83.4	$(17.4)	$(9.9)

Effective tax rate	25.3%	(60.6)%	(45.8)%

The following are the components of the Company’s deferred tax assets and liabilities (excluding those associated with its discontinued operations).

DECEMBER 31	2013	2012
(in millions)
Deferred tax assets
Loss, LAE and unearned premium reserves, net	$185.0	$190.6
Tax credit carryforwards	123.1	126.8
Operating loss carryforwards	64.5	75.1
Employee benefit plans	38.2	56.4
Deferred Lloyd’s underwriting losses	—	13.5
Other	74.9	60.7

	485.7	523.1

Less: Valuation Allowance	2.9	—

	482.8	523.1

Deferred tax liabilities
Deferred acquisition costs	123.5	115.8
Software capitalization	30.1	31.4
Deferred Lloyd’s underwriting income	13.8	—
Investments, net	8.4	43.3
Deferred foreign sourced income	5.1	8.0
Other	62.2	57.0

	243.1	255.5

Net deferred tax asset	$239.7	$267.6

Deferred tax assets are reduced by a valuation allowance if it is more likely than not that all or some portion of the deferred tax assets will not be realized.

Included in the Company’s deferred tax asset as of December 31, 2013 are assets of $42.1 million related to U.S. net operating loss carryforwards and a deferred tax asset of $22.4 million related to foreign net operating carryforwards. The pre-tax U.S. operating loss carryforwards of $120.3 million will expire beginning in 2031. The pre-tax foreign operating loss carryforwards of $66.2 million were generated in the U.K. and have no expiration date. It is the Company’s opinion that there will be sufficient future U.S. and U.K. taxable income to utilize these loss carryforwards. The Company’s estimate of the gross amount and likely realization of loss carryforwards may change over time.

Included in the Company’s deferred tax asset as of December 31, 2013 are assets of $110.3 million related to alternative minimum tax credit carryforwards and $12.8 million related to foreign tax credit carryforwards. The alternative minimum tax credit carryforwards have no expiration date and the foreign tax credit carryforwards will expire beginning in 2022. The Company may utilize the credits to offset regular federal income taxes due from future income, and although the Company believes that these assets are fully recoverable, there can be no certainty that future events will not affect their recoverability. The Company believes, based on objective evidence, it is more likely than not that the remaining deferred tax assets will be realized.

During 2013, the Company recorded a valuation allowance of $2.9 million related to its deferred tax asset on the unrealized depreciation in its investment portfolio. It is the Company’s opinion that it is more likely than not that this asset will not be realized and accordingly, the Company recorded this valuation allowance as an adjustment to other comprehensive income.

In prior years, the Company completed several transactions which resulted in the realization, for tax purposes only, of unrealized gains in its investment portfolio. The Company realized $69.6 million and $98.4 million, respectively, in 2012 and 2011 as a result of such transactions. These transactions enabled the Company to realize capital loss carryforwards to offset these gains, and resulted in the release of the valuation allowance the Company held against the deferred tax asset related to these capital loss carryforwards. In 2012, the Company released $24.4 million of its valuation allowance which was recorded as a benefit in accumulated other comprehensive income. In 2011, the Company released $29.0 million of its valuation allowance which $0.2 million was reflected in income from continuing operations and the remaining $28.8 million was reflected as a benefit in accumulated other comprehensive income. During 2013, 2012 and 2011, the Company recognized in income from continuing operations, related to non-operating income, $17.5 million, $14.3 million and $9.7 million, respectively. The remaining amount of $107.7 million in accumulated other comprehensive income will be released into income from continuing operations in future years, as the investment securities subject to these transactions are sold or mature. During 2012, the Company released $35.9 million of its valuation allowance related to its deferred tax asset held at the beginning of the year. The release of this valuation allowance resulted from the aforementioned transaction which utilized capital loss carryforwards, unrealized appreciation in its investment portfolio, and net realized capital gains in its Consolidated Statements of Income. Accordingly, the Company recorded decreases in its valuation allowance of $25.3 million as an adjustment to accumulated other comprehensive income, $7.7 million as an adjustment to income tax expense from continuing operations, and $2.9 million in discontinued operations.

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

Although most of the Company’s non – U.S. income is subject to U.S. federal income tax, certain of its non-U.S. income is not subject to U.S. federal income tax until repatriated. Foreign taxes on this non – U.S. income are accrued at the local foreign tax rate, as opposed to the higher U.S. statutory tax rate, since these earnings currently are expected to be indefinitely reinvested overseas. This assumption could change, as a result of a sale of the subsidiaries, the receipt of dividends from the subsidiaries, a change in management’s intentions, or as a result of various other events. The Company has not made a provision for U.S. taxes on $20.3 million, $10.0 million and $4.2 million of non-U.S. income for 2013, 2012 and 2011, respectively. However, in the future, if such earnings were distributed to the Company, taxes of $13.0 million would be payable on such undistributed earnings and would be reflected in the tax provision for the year in which these earnings are no longer intended to be indefinitely reinvested overseas, assuming all foreign tax credits are realized.

The table below provides a reconciliation of the beginning and ending liability for uncertain tax position as follows:

YEARS ENDED DECEMBER 31	2013	2012	2011
(in millions)
Liability at beginning and end of year, net	$0.8	$0.8	$0.8
Additions for tax positions of prior years	5.4	—	—
Deferred deductions	(4.8)	—	—

Liability at end of year, net	$1.4	$0.8	$0.8

The IRS audits of the years 2007 and 2008 commenced in April 2010. In 2011, the Company received a Revenue Agent Report for the 2007 and 2008 IRS audit. The Company agreed to all proposed adjustments other than the disallowance of deduction for certain loss reserves, for which it filed a formal protest. In December 2013, the Company reached a tentative settlement on the disallowance of deduction for certain loss reserves and as a result a liability for uncertain tax positions was established for $4.8 million, with an offsetting deferred tax asset. The Company expects to reach a final settlement of this issue during 2014.

The ultimate deductibility of the aforementioned $4.8 million payable is highly certain, but there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, a change in the timing of deductions would not impact the annual effective tax rate. There are no tax positions at December 31, 2012 and 2011 for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest and penalties related to unrecognized tax benefits in federal income tax expense. The Company had accrued interest of $1.2 million and $0.4 million as of December 31, 2013 and 2012, respectively. The Company has not recognized any penalties associated with unrecognized tax benefits.

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

As of January 1, 2005, the defined benefit pension plans were frozen and since that date, no further cash balance allocations have been credited to participants. Participants’ accounts are credited with interest daily, based upon the General Agreement of Trades and Tariffs. In addition, the grandfathered benefits for the transition group were also frozen at January 1, 2005 levels with an annual transition pension adjustment calculated at an interest rate equal to 5% per year up to 35 years of completed service, and 3% thereafter. As of December 31, 2013, based on current estimates of plan liabilities and other assumptions, the projected benefit obligation of the qualified defined benefit pension plans exceeds plan assets by approximately $7 million.

Chaucer Pension Plan

Prior to 2002, the Chaucer segment provided defined benefit pension retirement benefits to certain of its employees. As of December 31, 2001, the defined benefit pension plan was closed to new members. The defined benefit obligation for this plan is based on the employees’ years of service and final pensionable salary. Contributions are made at least annually to this plan by both the Company and by employees. As of December 31, 2013, based on current estimates of plan liabilities and other assumptions, the projected benefit obligation of the qualified defined benefit pension plan exceeds plan assets by approximately $8 million.

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

Weighted-average assumptions used to determine pension benefit obligations are as follows:

DECEMBER 31	2013	2012	2011
U.S.:
Discount rate—qualified plan	5.00%	4.25%	5.13%
Discount rate—non-qualified plan	5.00%	4.13%	5.00%
Cash balance interest crediting rate	3.50%	3.50%	4.00%
Chaucer:
Discount rate	4.50%	4.80%	4.90%
Rate of increase in future compensation	3.15%	4.20%	4.30%

The Company utilizes a measurement date of January 1st to determine its periodic pension costs. Weighted-average assumptions used to determine net periodic pension costs for the defined benefit plans are as follows:

YEARS ENDED DECEMBER 31	2013	2012	2011
U.S.:
Qualified plan
Discount rate	4.25%	5.13%	5.63%
Expected return on plan assets	5.25%	6.00%	6.50%
Cash balance interest crediting rate	3.50%	4.00%	4.50%
Non-qualified plan
Discount rate	4.13%	5.00%	5.50%
Chaucer:
Discount rate	4.80%	4.90%	5.50%
Rate of increase in future compensation	4.20%	4.30%	4.60%
Expected return on plan assets	6.70%	7.50%	7.40%

The expected rates of return were determined by using historical mean returns for each asset class, adjusted for certain factors believed to have an impact on future returns. Specifically, for the U.S. defined benefit plans, because the allocation of assets between fixed maturities and equities has changed over time, the historical mean returns were adjusted downward slightly to reflect the plan’s asset mix. The adjusted mean returns were weighted to the plan’s expected target asset allocation at December 31, 2013, resulting in an expected rate of return on plan assets for 2013 of 5.25%. The Company reviews and updates, at least annually, its expected return on plan assets based on changes in the actual assets held by the plans.

Plan Assets

U.S. Qualified Defined Benefit Plans

The Company utilizes a target allocation strategy, which focuses on creating a mix of assets that will generate modest growth from equity securities while minimizing volatility in the Company’s earnings from changes in the markets and economic environment. Various factors are taken into consideration in determining the appropriate asset mix, such as census data, actuarial valuation information and capital market assumptions. During 2013 and 2012, the plan assets were invested 84% in fixed income securities and 16% in equity securities. The Company reviews and updates, at least annually, the target allocation and makes changes periodically.

The following table provides 2013 target allocations and actual invested asset allocations for 2013 and 2012.

	2013
	TARGET
DECEMBER 31	LEVELS	2013	2012
Fixed income securities:
Fixed maturities	83%	83%	83%
Money market funds	2%	1%	1%

Total fixed income securities	85%	84%	84%
Equity securities:
Domestic	11%	12%	10%
International	4%	4%	3%
THG common stock	—	—	3%

Total equity securities	15%	16%	16%

Total plan assets	100%	100%	100%

The following tables present for each hierarchy level the U.S. qualified defined benefit plan’s investment assets that are measured at fair value at December 31, and 2012. (Refer to Note 5 – “Fair Value” for a description of the different levels in the Fair Value Hierarchy).

DECEMBER 31	2013				2012
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Fixed income securities:
Fixed maturities	$449.6	$2.1	$447.5	$—	$491.4	$3.3	$488.1	$—
Money market funds	5.3	5.3	—	—	5.0	5.0	—	—

Total fixed income securities	454.9	7.4	447.5	—	496.4	8.3	488.1	—

Equity securities:
Domestic	67.8	0.2	67.6	—	58.3	0.4	57.9	—
International	19.3	0.1	19.2	—	18.8	0.1	18.7	—
THG common stock	—	—	—	—	18.1	18.1	—	—

Total equity securities	87.1	0.3	86.8	—	95.2	18.6	76.6	—

Total investments at fair value	$542.0	$7.7	$534.3	$—	$591.6	$26.9	$564.7	$—

Fixed Income Securities

Securities classified as Level 1 at December 31, 2013 and 2012 include actively traded mutual funds and publicly traded securities, which are valued at quoted market prices. Securities classified as Level 2 at December 31, 2013 and 2012 include a separate investment account, which is invested entirely in the Vanguard Total Bond Market Index Fund, a mutual fund that in turn invests in investment grade fixed maturities, as well as commingled pools and investment grade fixed income securities that are held in a custom fund. The fair value of each of the Level 2 investments is determined daily as the Net Asset Value (“NAV”) based on the value of the underlying investments, which is determined independently by the investment manager. The daily NAV, which is not published as a quoted market price for these investments, is used as the basis for transactions. Redemption of these funds is not subject to restriction.

Equity Securities

Securities classified as Level 1 at December 31, 2013 and 2012 include actively traded mutual funds that are publicly traded and which primarily invest in equity securities that are valued at quoted market prices. Additionally, Level 1 securities at December 31, 2012 include 466,755 shares of THG common stock held by the plan, which were valued at quoted market prices. The plan held no shares of THG common stock at December 31, 2013. Securities classified as Level 2 include investments in commingled pools that primarily invest in publicly traded common stocks and international equity securities. The fair value of each of the Level 2 investments is determined daily as the NAV based on the value of the underlying investments, which is determined independently by the investment manager. The daily NAV, which is not published as a quoted market price for these investments, is used as the basis for transactions. Redemption of these funds is not subject to restriction.

Chaucer Pension Plan

The investment strategy of the Chaucer defined benefit pension plan is to invest primarily in growth assets in the form of equity funds which are expected to provide a positive return that exceeds inflation over the longer term in order to protect the existing and future liabilities of the pension plan. In order to reduce volatility and diversify the portfolio, the target allocation includes an exposure to corporate bond and commercial property funds. In 2013, the Company modified its investment allocation strategy and began shifting assets from equity securities into fixed maturities. The Company will continue shifting assets until it reaches its current ultimate target level of 60% equities, 30% fixed maturities and 10% real estate funds. This allocation plan will be reviewed annually and target allocation changes will be made as appropriate. The following table provides 2013 target allocations and actual invested asset allocations for 2013 and 2012.

	2013
	TARGET
DECEMBER 31	LEVELS	2013	2012
Fixed income securities:
Fixed maturities	20%	19%	14%
Equity securities:
Domestic (United Kingdom)	25%	26%	33%
International	45%	48%	44%

Total equity securities	70%	74%	77%
Real estate funds	10%	7%	9%

Total plan assets	100%	100%	100%

Included in total plan assets of $120.2 million at December 31, 2013 were $119.9 million of invested assets carried at fair value and $0.3 million of cash and equivalents. Total plan assets at December 31, 2012 of $90.9 million included $90.7 million of invested assets carried at fair value and $0.2 million of cash and equivalents.

The following table presents for each hierarchy level the Chaucer defined benefit plan’s investment assets that are measured at fair value at December 31, 2013 and 2012.

YEARS ENDED DECEMBER 31	2013				2012
(in millions)	Fair Value				Fair Value
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Fixed income securities:
Fixed maturities	$22.8	$—	$22.8	$—	$12.9	$—	$12.9	$—

Equity securities:
Domestic	30.5	—	30.5	—	29.9	—	29.9	—
International	57.8	—	57.8	—	39.7	—	39.7	—

Total equity securities	88.3	—	88.3	—	69.6	—	69.6	—

Real estate funds	8.8	—	—	8.8	8.2	—	—	8.2

Total investments at fair value	$119.9	$—	$111.1	$8.8	$90.7	$—	$82.5	$8.2

Fixed Income and Equity Securities

Securities classified as Level 2 at December 31, 2013 and 2012 include pooled funds which are valued at the close of business using a third party pricing service. These values are adjusted by the fund manager to reflect outstanding dividends, taxes and investment fees and other expenses to calculate the NAV.

Real Estate Funds

Real estate fund investments classified as Level 3 at December 31, 2013 and 2012 are valued based upon the values of the net assets of the fund. Although the NAV is calculated daily, transactions also consider cash inflows and outflows of the fund. The price where units are transacted includes the NAV, which is adjusted for investment charges and other estimated acquisition costs such as legal fees, taxes, planning and architect fees, survey and agent fees, among others.

The table below provides a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

YEARS ENDED DECEMBER 31	2013	2012
(in millions)
Balance at beginning of period	$8.2	$7.7
Actual return on plan assets related to assets still held	0.5	—
Foreign currency translation	0.1	0.5

Balance at end of year	$8.8	$8.2

Obligations and Funded Status

The Company recognizes the current net underfunded status of its plans in its Consolidated Balance Sheets. Changes in the funded status of the plans are reflected as components of accumulated other comprehensive loss or income. The components of accumulated other comprehensive loss or income are reflected as either a net actuarial gain or loss or a net prior service cost. The following table reflects the benefit obligations, fair value of plan assets and funded status of the plans at December 31, 2013 and 2012.

	U.S. Qualified Pension		U.S. Non-Qualified		Chaucer Pension
DECEMBER 31	Plans		Pension Plans		Plan
(in millions)	2013	2012	2013	2012	2013	2012
Accumulated benefit obligation	$548.8	$607.0	$37.4	$41.2	$128.5	$116.6

Change in benefit obligation:
Projected benefit obligation, beginning of period	$607.0	$570.8	$41.2	$39.2	$116.6	$104.4
Employee contributions	—	—	—	—	0.4	0.4
Service cost – benefits earned during the period	—	—	—	—	1.5	1.6
Interest cost	24.8	28.1	1.6	1.9	5.4	5.2
Actuarial losses (gains)	(36.5)	49.0	(2.3)	3.3	3.6	1.8
Benefits paid	(46.5)	(40.9)	(3.1)	(3.2)	(1.5)	(2.4)
Foreign currency translation	—	—	—	—	2.5	5.6

Projected benefit obligation, end of year	548.8	607.0	37.4	41.2	128.5	116.6

Change in plan assets:
Fair value of plan assets, beginning of period	591.6	574.7	—	—	90.9	74.3
Actual return on plan assets	(3.1)	57.8	—	—	17.1	9.9
Contributions	—	—	3.1	3.2	10.6	4.9
Benefits paid	(46.5)	(40.9)	(3.1)	(3.2)	(1.5)	(2.4)
Foreign currency translation	—	—	—	—	3.1	4.2

Fair value of plan assets, end of year	542.0	591.6	—	—	120.2	90.9

Funded status of the plans	$(6.8)	$(15.4)	$(37.4)	$(41.2)	$(8.3)	$(25.7)

Contributions include $0.4 million of Chaucer employee contributions during 2013 and 2012. All other contributions for all plans were made by the Company.

Components of Net Periodic Pension Cost

The components of total net periodic pension cost are as follows:

YEARS ENDED DECEMBER 31	2013	2012	2011
(in millions)
Service cost - benefits earned during the period	$1.5	$1.6	$0.7
Interest cost	31.9	35.2	34.3
Expected return on plan assets	(35.9)	(38.7)	(37.1)
Recognized net actuarial loss	14.7	12.8	15.0
Amortization of prior service cost	—	0.1	0.1
Settlement loss	0.4	—	—

Net periodic pension cost	$12.6	$11.0	$13.0

The following table reflects the total amounts recognized in accumulated other comprehensive income relating to both the U.S.

defined benefit pension plans and the Chaucer pension plan as of December 31, 2013 and 2012.

DECEMBER 31	2013	2012
(in millions)
Net actuarial loss	$118.7	$147.3
Net prior service cost	0.1	—

	$118.8	$147.3

The unrecognized net actuarial gains (losses) which exceed 10% of the greater of the projected benefit obligation or the fair value of plan assets are amortized as a component of net periodic pension cost in future years. The following table reflects the total estimated amount of actuarial losses that will be amortized from accumulated other comprehensive income into net periodic pension cost in 2014:

ESTIMATED AMORTIZATION IN 2014	Expense
(in millions)
Net actuarial loss	$11.3
Net prior service cost	0.1

$11.4

Contributions

In accordance with ERISA guidelines, the Company is not required to fund its U.S. qualified benefit plan in 2014. The Company expects to contribute $3.3 million to its U.S. non-qualified pension plans to fund 2014 benefit payments, and approximately $2 million to the Chaucer pension plan. At this time, no additional discretionary contributions are expected to be made to the plans during 2014 and the Company does not expect that any funds will be returned from the plans to the Company during 2014.

Benefit Payments

The Company estimates that benefit payments over the next 10 years will be as follows:

YEARS ENDED DECEMBER 31	2014	2015	2016	2017	2018	2019-2023
(in millions)
U.S. qualified pension plans	$43.9	$40.6	$40.1	$41.8	$41.7	$205.2
U.S. non-qualified pension plans	$3.3	$3.4	$3.1	$3.1	$3.0	$14.2
Chaucer pension plan	$1.6	$1.7	$1.7	$1.8	$1.9	$10.3

The benefit payments are based on the same assumptions used to measure the Company’s benefit obligations at the end of 2013. Benefit payments related to the U.S. qualified plans and the Chaucer plan will be made from plan assets, whereas those payments related to the non-qualified plans will be provided for by the Company.

DEFINED CONTRIBUTION PLAN

In addition to the defined benefit plans, THG provides a defined contribution 401(k) plan for its U.S. employees, whereby the Company matches employee elective 401(k) contributions, up to a maximum percentage of 6% in 2013, 2012, and 2011. The Company’s expense for this matching provision was $18.3 million, $17.9 million and $17.8 million for 2013, 2012 and 2011, respectively. In addition to this matching provision, the Company can elect to make an annual contribution to employees’ accounts. Additional contributions amounted to $2.8 million for the 2013 plan year. There were no additional contributions in 2012 and 2011.

Chaucer also provides a defined contribution plan for its employees which provides for employer provided contributions. The Company’s expense for 2013 and 2012 was $5.0 million and $4.8 million, respectively.

9. OTHER POSTRETIREMENT BENEFIT PLANS

In addition to the Company’s pension plans, the Company also has postretirement medical benefits that it provides to former agents and retirees and their dependents, and a limited number of full-time employees. The medical plans provide benefits including hospital and major medical, with certain limits, and have varying co-payments and deductibles, depending on the plan. Generally, employees who were actively employed on December 31, 1995 became eligible with at least 15 years of service after the age of 40. Effective January 1, 1996, the Company revised these benefits so as to establish limits on future benefit payments to beneficiaries of retired participants and to restrict eligibility to then current employees. In 2009, the Company changed the postretirement medical benefits, only as they relate to current employees who still qualified for participation in the plan under the above formula. For these participants, the plan now provides for only post age 65 benefits. The population of agents receiving postretirement benefits was frozen as of December 31, 2002, when the Company ceased its distribution of proprietary life and annuity products. This plan is unfunded.

Prior to June 2013, the Company also had postretirement death benefits providing for payment at death up to the retirees’ final annual salary. In May 2013, the Company settled and defeased the life insurance portion of its postretirement benefits by decreasing the level of death benefits and concurrently fully funding the remaining benefits through the purchase of life insurance policies for the plan beneficiaries from an unaffiliated life insurer, resulting in a net settlement gain. This plan was also unfunded.

The Company has recognized the funded status of its postretirement benefit plans in its Consolidated Balance Sheets. Since the plans are unfunded, the amount recognized in the Consolidated Balance Sheets is equal to the accumulated benefit obligation of the plans. The components of accumulated other comprehensive income or loss are reflected as either a net actuarial gain or loss or a net prior service cost.

Obligation and Funded Status

The following table reflects the funded status of these plans:

DECEMBER 31	2013	2012
(in millions)
Change in benefit obligation:
Accumulated postretirement benefit obligation, beginning of year	$45.2	$46.0
Service cost	0.1	0.1
Interest cost	1.2	2.1
Net actuarial gains	(1.0)	(0.2)
Benefits paid	(2.8)	(2.8)
Plan amendment	(8.4)	—
Settlement of death benefits	(17.2)	—

Accumulated postretirement benefit obligation, end of year	17.1	45.2
Fair value of plan assets, end of year	—	—

Funded status of plans	$(17.1)	$(45.2)

Benefit Payments

The Company estimates that benefit payments over the next 10 years will be as follows:

YEARS ENDING DECEMBER 31
(in millions)
2014	$2.1
2015	1.9
2016	1.7
2017	1.5
2018	1.3
2019-2023	5.5

The benefit payments are based on the same assumptions used to measure the Company’s benefit obligation at the end of 2013 and reflect benefits attributable to estimated future service.

Components of Net Periodic Postretirement Expense (Benefit)

The components of net periodic postretirement expense (benefit) were as follows:

YEARS ENDED DECEMBER 31	2013	2012	2011
(in millions)
Service cost	$0.1	$0.1	$0.1
Interest cost	1.2	2.1	2.4
Recognized net actuarial loss	0.2	0.2	0.4
Amortization of prior service cost	(3.7)	(3.8)	(5.3)
Net settlement gain	(1.6)	—	—

Net periodic postretirement benefit	$(3.8)	$(1.4)	$(2.4)

The following table reflects the balances in accumulated other comprehensive income relating to the Company’s postretirement benefit plans:

DECEMBER 31	2013	2012
(in millions)
Net actuarial loss	$1.9	$7.2
Net prior service cost	(3.5)	(7.5)

	$(1.6)	$(0.3)

The following table reflects the estimated amortization to be recognized in net periodic benefit cost in 2014:

Estimated Amortization in 2014	Expense (Benefit)
(in millions)
Net actuarial loss	$0.1
Net prior service cost	(1.9)

$(1.8)

Assumptions

Employers are required to measure the funded status of their plans as of the date of their year-end statement of financial position. As such, the Company has utilized a measurement date of December 31, 2013 and 2012, to determine its postretirement benefit obligations, consistent with the date of its Consolidated Balance Sheets. Weighted-average discount rate assumptions used to determine postretirement benefit obligations and periodic postretirement costs are as follows:

YEARS ENDED DECEMBER 31	2013	2012
Postretirement benefit obligations discount rate	5.00%	4.25%
Postretirement benefit cost discount rate	4.25%	5.00%

Assumed health care cost trend rates are as follows:

DECEMBER 31	2013	2012
Health care cost trend rate assumed for next year	7.00%	7.00%
Rate to which the cost trend is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year the rate reaches the ultimate trend rate	2020	2017

A one-percentage point change in assumed health care cost trend rates in each year would have an immaterial effect on net periodic benefit cost during 2013 and accumulated postretirement benefit obligation at December 31, 2013.

10. OTHER COMPREHENSIVE INCOME

The following table provides changes in other comprehensive income.

YEARS ENDED DECEMBER 31	2013			2012			2011
		Tax			Tax			Tax
		Benefit	Net of		Benefit	Net of		Benefit	Net of
(in millions)	Pre-Tax	(Expense)	Tax	Pre-Tax	(Expense)	Tax	Pre-Tax	(Expense)	Tax
Unrealized gains (losses) on available-for-sale securities and derivative instruments:
Unrealized gains (losses) arising during period (net of pre-tax, ceded unrealized losses of $1.2 million for the twelve months ended December 31, 2013)	$(189.4)	$63.1	$(126.3)	$186.4	$(40.2)	$146.2	$96.0	$24.1	$120.1
Amount of realized gains from sales and other	(41.3)	(3.0)	(44.3)	(31.8)	(3.3)	(35.1)	(28.8)	(6.9)	(35.7)
Portion of other-than-temporary impairment losses recognized in earnings	6.0	(2.1)	3.9	8.9	(2.7)	6.2	8.4	(2.4)	6.0

Net unrealized gains (losses)	(224.7)	58.0	(166.7)	163.5	(46.2)	117.3	75.6	14.8	90.4
Pension and postretirement benefits:
Net actuarial gain (loss) arising in the period	15.0	(4.2)	10.8	(24.9)	9.0	(15.9)	(16.0)	4.2	(11.8)
Amortization of net actuarial loss and prior service cost recognized as net periodic benefit cost	14.9	(5.2)	9.7	9.3	(3.2)	6.1	10.2	(3.6)	6.6
Cumulative foreign currency translation adjustment:
Foreign currency translation recognized during the period	(3.1)	1.1	(2.0)	12.2	(4.3)	7.9	(17.7)	6.2	(11.5)

Other comprehensive income (loss)	$(197.9)	$49.7	$(148.2)	$160.1	$(44.7)	$115.4	$52.1	$21.6	$73.7

YEARS ENDED DECEMBER 31	2013	2012	2011
(in millions)	Amount Reclassified from
Details about Accumulated Other	Accumulated Other			Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income			Where Net Income is Presented
Unrealized gains (losses) on available-for-sale securities and derivative instruments	$41.3	$31.8	$27.8	Net realized gains from sales and other
	(6.0)	(7.8)	(6.9)	Net other-than-temporary impairment losses on investments recognized in earnings

	35.3	24.0	20.9	Total before tax
	5.1	6.0	9.3	Tax benefit (expense)

	40.4	30.0	30.2
	—	(0.9)	(0.5)	Discontinued operations, net of tax

	40.4	29.1	29.7	Net of tax

Amortization of defined benefit pension and postretirement plans	14.9	9.3	10.2	Loss adjustment expenses and other operating expenses
	(5.2)	(3.2)	(3.6)	Tax benefit (expense)

	9.7	6.1	6.6	Net of tax

Total reclassifications for the period	$50.1	$35.2	$36.3	Net of tax

The amount reclassified from accumulated other comprehensive income for the pension and postretirement benefits was allocated approximately 40% to loss adjustment expenses and 60% to other operating expenses for each of the years ended December 31, 2013, 2012 and 2011.

11. STOCK-BASED COMPENSATION PLANS

On May 16, 2006, the shareholders approved the adoption of The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan (the “Plan”). Key employees, directors and certain consultants of the Company and its subsidiaries are eligible for awards pursuant to the Plan, which is administered by the Compensation Committee of the Board of Directors (the “Committee”) of the Company. Under the Plan, awards may be granted in the form of non-qualified or incentive stock options, stock appreciation rights, performance awards, restricted stock, unrestricted stock, stock units, or any other award that is convertible into or otherwise based on the Company’s stock, subject to certain limits. The Plan authorized the issuance of 3,000,000 new shares that may be used for awards. In addition, shares of stock underlying any award granted and outstanding under the Company’s Amended Long-Term Stock Incentive Plan (the “1996 Plan”) as of the adoption date of the Plan that are forfeited, cancelled, expire or terminate without the issuance of stock become available for future grants under the Plan. As of December 31, 2013, there were 1,033,786 shares available for grants under the Plan. The Company utilizes shares of stock held in the treasury account for option exercises and other awards granted under both plans.

Compensation cost for the years ended December 31, 2013, 2012, and 2011 totaled $12.4 million, $12.8 million and $12.2 million, respectively. Related tax benefits were $4.3 million, $4.5 million and $4.3 million, respectively.

STOCK OPTIONS

Under the Plan, options may be granted to eligible employees, directors or consultants at an exercise price equal to the market price of the Company’s common stock on the date of grant. Option shares may be exercised subject to the terms prescribed by the Committee at the time of grant. Options granted in 2013 generally vest over 3 years with 33 1/3% vesting in each year, whereas options granted in 2012, and 2011 generally vest over 4 years with a 50% vesting rate in the third year and a 50% vesting rate in the fourth year. Options must be exercised not later than ten years from the date of grant.

Information on the Company’s stock option plans is summarized below.

YEARS ENDED DECEMBER 31	2013		2012		2011
(in whole shares and dollars)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	2,892,882	$38.28	2,715,430	$38.57	2,843,909	$39.22
Granted	537,800	42.53	529,500	36.84	297,000	46.47
Exercised	(1,192,134)	34.70	(90,624)	25.47	(120,064)	32.82
Forfeited or cancelled	(189,375)	41.54	(101,574)	41.45	(49,165)	41.67
Expired	—	—	(159,850)	44.05	(256,250)	57.00

Outstanding, end of year	2,049,173	$41.18	2,892,882	$38.28	2,715,430	$38.57

Exercisable, end of year	783,873	$41.16	1,630,382	$37.18	1,686,930	$37.69

Cash received for options exercised for the years ended December 31, 2013, 2012 and 2011 was $24.4 million, $2.3 million and $3.9 million, respectively. The intrinsic value of options exercised for the years ended December 31, 2013, 2012 and 2011 was $19.9 million, $1.2 million and $1.8 million, respectively.

The excess tax expense realized from options exercised for the years ended December 31, 2013, 2012, and 2011 was $9.0 million, $0.4 million, and $1.5 million, respectively. The aggregate intrinsic value at December 31, 2013 for shares outstanding and shares exercisable was $38.0 million and $14.5 million, respectively. At December 31, 2013, the weighted average remaining contractual life for shares outstanding and shares exercisable was 6.4 years and 3.6 years, respectively. Additional information about employee options outstanding and exercisable at December 31, 2013 is included in the following table:

	Options Outstanding			Options Currently Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Number	Lives	Price	Number	Price
$34.19	175,250	5.15	34.19	175,250	34.19
$35.86 to $36.50	160,500	1.19	35.94	160,500	35.94
$36.81	432,500	8.06	36.81	—	—
$36.88 to $42.15	242,591	6.00	41.71	115,091	41.61
$42.49	482,300	9.16	42.49	—	—
$44.88 to $46.28	155,751	2.80	45.88	155,751	45.88
$46.47 to $47.41	243,000	7.15	46.56	22,500	47.41
$48.46 to $54.41	157,281	3.25	48.49	154,781	48.46

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. For all options granted through December 31, 2013, the exercise price equaled the market price on the grant date. Compensation cost related to options is based upon the grant date fair value and expensed on a straight-line basis over the service period for each separately vesting portion of the option as if the option was, in substance, multiple awards.

The weighted average grant date fair value of options granted during the years ended December 31, 2013, 2012 and 2011 was $7.69, $8.87 and $12.23, respectively.

The following significant assumptions were used to determine the fair value for options granted in the years indicated.

	2013	2012	2011
Dividend yield	2.43% to 3.11%	3.13% to 3.26%	2.152%
Expected volatility	21.77% to 32.02%	32.86% to 35.27%	31.53% to 33.30%
Weighted average expected volatility	27.53%	34.05%	32.42%
Risk-free interest rate	0.29%-2.02%	0.61%-1.06%	2.00%-2.35%
Expected term, in years	3.0 to 6.0	4.5 to 5.5	4.5 to 5.5

The expected dividend yield is based on the Company’s dividend payout rate(s), in the year noted. Expected volatility is based generally on the Company’s historical daily stock price volatility. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term of options granted represents the period of time that options are expected to be outstanding and is derived primarily using historical exercise, forfeit and cancellation behavior, along with certain other factors expected to differ from historical data.

The fair value of shares that vested during the years ended December 31, 2013 and 2012 was $2.3 million and $1.6 million, respectively. For the year ended December 31, 2011, the market price of shares that vested was lower than the value of these shares on their grant date. As of December 31, 2013, the Company had unrecognized compensation expense of $4.7 million related to unvested stock options that is expected to be recognized over a weighted average period of 1.6 years.

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

The Company granted market-based restricted share units in 2013 and 2012 and performance-based restricted share units in 2011 to certain employees. Share units granted in 2013 generally vest after 3 years of continued employment and after the achievement of certain stock performance targets and share units granted in 2012 and 2011 vest after the achievement of certain performance targets at a rate of 50% after 3 years and the remaining 50% after 4 years of continued employment. The Company also granted restricted stock units to eligible employees that for awards granted in 2013 generally vest after 3 years of continued employment and for those granted in 2012 and 2011 generally vest at a rate of 50% after 3 years and the remaining 50% after 4 years of continued employment. The following table summarizes information about employee restricted stock units;

YEARS ENDED DECEMBER 31	2013		2012		2011
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Time-based restricted stock units:
Outstanding, beginning of year	750,837	$40.15	768,529	$40.17	838,129	$40.93
Granted	141,073	43.31	174,841	37.01	198,957	42.08
Vested	(298,388)	39.51	(137,194)	36.19	(230,613)	44.40
Forfeited	(67,542)	41.33	(55,339)	40.47	(37,944)	41.23

Outstanding, end of year	525,980	$41.20	750,837	$40.15	768,529	$40.17

Performance and market-based restricted stock units:
Outstanding, beginning of year	132,775	$39.97	69,500	$45.37	101,680	$39.62
Granted	82,795	41.85	96,150	36.91	42,500	46.47
Vested	—	—	—	—	(27,059)	45.21
Forfeited	(30,944)	42.33	(32,875)	43.28	(47,621)	34.16

Outstanding, end of year	184,626	$40.42	132,775	$39.97	69,500	$45.37

In 2013 and 2012, the Company granted market-based awards totaling 76,175 and 92,400, respectively, to certain members of senior management, which are included in the table above as performance and market-based restricted stock activity. The vesting of these stock units is based on the relative total shareholder return (“TSR”) of the Company. This metric is generally based on relative TSR for a three year period as compared to a Property and Casualty Index of peer companies. The fair value of market based awards was estimated at the date of grant using a valuation model. These units have the potential to range from 0% to 150% of the shares disclosed.

Performance-based restricted stock units are based upon the achievement of the performance metric at 100%. These units have the potential to range from 0% to 200% of the shares disclosed, which varies based on grant year and individual participation level. Increases above the 100% target level are reflected as granted in the period in which performance-based stock unit goals are achieved. Decreases below the 100% target level are reflected as forfeited. In 2013, performance-based stock units of 8,244 were included as forfeited due to completion levels less than 100% for units granted in 2011. The weighted average grant date fair value for these awards was $46.47. In 2012, performance-based stock units of 31,750 were included as forfeited due to completion levels of less than the threshold achievement level for shares granted in 2010. The weighted average grant date fair value for these awards was $42.15. In 2011, performance-based stock units of 47,375 were included as forfeited due to completion levels of less than the threshold achievement level for shares granted in 2009. The weighted average grant date fair value for these awards was $34.19.

The intrinsic value, which is equal to the fair value for restricted stock and for restricted stock units that vested during the year ended December 31, 2013 and 2012, was $1.8 million and $1.7 million, respectively. For performance-based restricted stock units that would have vested in 2013 and 2012, there was no intrinsic value since these awards were forfeited due to the aforementioned completion levels of less than threshold. The intrinsic value of restricted stock units and performance-based restricted units that vested during the year ended December 31, 2011 were $10.2 million and $1.3 million, respectively.

At December 31, 2013, the aggregate intrinsic value of restricted stock and restricted stock units was $31.4 million and the weighted average remaining contractual life was 1.1 years. The aggregate intrinsic value of performance and market-based restricted stock units was $11.0 million and the weighted average remaining contractual life was 2.0 years. As of December 31, 2013, there was $12.1 million of total unrecognized compensation cost related to unvested restricted stock units and performance and market-based restricted stock units, assuming performance and market-based restricted stock units are achieved at 100% of the performance metric. The cost is expected to be recognized over a weighted-average period of 1.8 years. Compensation cost associated with restricted stock, restricted stock units and performance and market-based restricted stock units is generally calculated based upon grant date fair value, which is determined using current market prices.

12. EARNINGS PER SHARE AND SHAREHOLDERS’ EQUITY TRANSACTIONS

The following table provides weighted average share information used in the calculation of the Company’s basic and diluted earnings per share:

DECEMBER 31	2013	2012	2011
(in millions, except per share data)
Basic shares used in the calculation of earnings per share	44.1	44.7	45.2
Dilutive effect of securities:
Employee stock options	0.3	0.2	0.2
Non-vested stock grants	0.5	0.4	0.4

Diluted shares used in the calculation of earnings per share	44.9	45.3	45.8

Per share effect of dilutive securities on income from continuing operations	$(0.11)	$(0.01)	$(0.01)

Per share effect of dilutive securities on net income	$(0.11)	$(0.02)	$(0.01)

Diluted earnings per share during 2013, 2012 and 2011 excludes 0.1 million, 1.8 million and 1.6 million, respectively, of common shares issuable under the Company’s stock compensation plans, because their effect would be antidilutive.

Since October 2007 and through December 2013, the Company’s Board of Directors has authorized aggregate repurchases of the Company’s common stock of up to $600 million, including a $100 million increase in the program in 2013. As of December 31, 2013, the Company has $137.0 million available for repurchases under these repurchase authorizations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. The Company is not required to purchase any specific number of shares or to make purchases by any certain date under this program. During 2013, the Company purchased 1.6 million shares of the Company’s common stock at a cost of $78.2 million.

13. DIVIDEND RESTRICTIONS

U.S. INSURANCE SUBSIDIARIES

The individual law of all states, including New Hampshire and Michigan, where Hanover Insurance and Citizens are domiciled, respectively, restrict the payment of dividends to stockholders by insurers. These laws affect the dividend paying ability of Hanover Insurance and Citizens.

Pursuant to New Hampshire’s statute, the maximum dividends and other distributions that an insurer may pay in any twelve month period, without prior approval of the New Hampshire Insurance Commissioner, is limited to 10% of such insurer’s statutory policyholder surplus as of the preceding December 31. No dividends were declared by Hanover Insurance in 2013 or 2012. In 2011, Hanover Insurance declared dividends to its parent totaling $99.0 million. During 2014, the maximum dividend payable without prior approval is $183.0 million.

Pursuant to Michigan’s statute, the maximum dividends and other distributions that an insurer may pay in any twelve month period, without prior approval of the Michigan Insurance Commissioner, is limited to the greater of 10% of policyholders’ surplus as of December 31 of the immediately preceding year or the statutory net income less net realized gains, for the immediately preceding calendar year. Citizens declared dividends to its parent, Hanover Insurance, totaling $68.0 million, $70.0 million and $69.0 million in 2013, 2012 and 2011, respectively. Citizens cannot pay a further dividend to its parent without prior approval until December 2014, at which time the maximum dividend payable without prior approval would be $66.2 million.

The statutes in both New Hampshire and Michigan require that prior notice to the respective Insurance Commissioner of any proposed dividend be provided and such Commissioner may, in certain circumstances, prohibit the payment of the proposed dividend.

CHAUCER

Dividend payments from Chaucer to its parent are regulated by U.K. law. Dividends from Chaucer are dependent on dividends from its subsidiaries. Annual dividend payments from Chaucer are limited to retained earnings that are not restricted by capital and other requirements for business at Lloyd’s. Also, Chaucer must provide advance notice to the U.K.’s Prudential Regulation Authority (“PRA”), one of the successors to the Financial Services Authority, of certain proposed dividends or other payments from PRA regulated entities. Dividend payments to THG from Chaucer entities totaled $13.9 million in 2013. No dividends were declared by Chaucer in 2012 or 2011.

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

The Company reports interest expense related to debt separately from the earnings of its operating segments. This consists of interest on the Company’s senior debentures, subordinated debentures, collateralized borrowings with the Federal Home Loan Bank of Boston, and letter of credit facility. Management evaluates the results of the aforementioned segments based on operating income (loss) before taxes (formerly referred to as segment income) which also excludes interest expense on debt. Operating income (loss) before taxes excludes certain items which are included in net income (loss), such as net realized investment gains and losses (including gains and losses on certain derivative instruments). Such gains and losses are excluded since they are determined by interest rates, financial markets and the timing of sales. Also, operating income (loss) before taxes excludes net gains and losses on disposals of businesses, gains and losses related to the repayment of debt, discontinued operations, costs to acquire businesses, restructuring costs, extraordinary items, the cumulative effect of accounting changes and certain other items. Although the items excluded from operating income (loss) before taxes may be important components in understanding and assessing the Company’s overall financial performance, management believes that the presentation of operating income (loss) before taxes enhances an investor’s understanding of the Company’s results of operations by highlighting net income (loss) attributable to the core operations of the business. However, operating income (loss) before taxes should not be construed as a substitute for income (loss) before income taxes and operating income (loss) should not be construed as a substitute for net income (loss).

Summarized below is financial information with respect to the Company’s business segments. Amounts reflect activity of Chaucer since the July 1, 2011 acquisition date.

YEARS ENDED DECEMBER 31	2013	2012	2011
(in millions)
Operating revenues:
Commercial Lines	$2,109.5	$1,966.2	$1,798.9
Personal Lines	1,542.5	1,560.0	1,555.9
Chaucer	1,098.2	1,030.0	534.1
Other	10.0	10.9	14.6

Total	4,760.2	4,567.1	3,903.5
Net realized investment gains	33.5	23.6	28.1

Total revenues	$4,793.7	$4,590.7	$3,931.6

Operating income (loss) before interest expense and income taxes:
Commercial Lines:
GAAP underwriting loss	$(11.0)	$(224.2)	$(123.0)
Net investment income	143.5	142.4	136.5
Other income (expense)	(0.1)	1.5	2.8

Commercial Lines operating income (loss)	132.4	(80.3)	16.3

Personal Lines:
GAAP underwriting income (loss)	37.6	(67.3)	(72.6)
Net investment income	75.8	86.5	92.1
Other income	5.2	6.3	3.6

Personal Lines operating income	118.6	25.5	23.1

Chaucer:
GAAP underwriting income	107.7	93.5	11.9
Net investment income	42.7	40.2	16.9
Other income	—	3.1	4.1

Chaucer operating income	150.4	136.8	32.9

Other:
GAAP underwriting loss	(3.4)	(3.5)	(0.3)
Net investment income	7.0	7.2	12.7
Other net expenses	(11.6)	(10.6)	(12.9)

Other operating loss	(8.0)	(6.9)	(0.5)

Operating income before interest expense and income taxes	393.4	75.1	71.8
Interest on debt	(65.3)	(61.9)	(55.0)

Operating income before income taxes	328.1	13.2	16.8
Non-operating income items:
Net realized investment gains	33.5	23.6	28.1
Net loss from repayment of debt	(27.7)	(5.1)	(2.3)
Loss on real estate	(4.7)	—	—
Net costs related to acquired businesses	(0.1)	(2.6)	(16.4)
Loss on derivative instruments	—	—	(11.3)
Net foreign exchange gains (losses)	—	(0.4)	6.7

Income before income taxes	$329.1	$28.7	$21.6

The following table provides identifiable assets for the Company’s business segments and discontinued operations:

DECEMBER 31	2013	2012
(in millions)	Identifiable Assets
U.S. Companies	$8,962.6	$8,909.6
Chaucer	4,301.2	4,444.8
Discontinued operations	114.9	130.5

Total	$13,378.7	$13,484.9

The Company reviews the assets of its U.S. Companies collectively and does not allocate them between the Commercial Lines, Personal Lines and Other segments.

GEOGRAPHIC CONCENTRATIONS

The following table presents the Company’s gross written premium (“GWP”) based on the location of the risk:

YEAR ENDED DECEMBER 31	2013	2012	2011
	% of Total
	GWP
United States	78%	76%	87%
United Kingdom	6	6	4
Worldwide and other	16	18	9

Total	100%	100%	100%

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

Long-lived assets located outside the U.S. were not material for the year ended December 31, 2013 or 2012. The Company does not have revenue from transactions with a single agent or broker amounting to 10 percent or more of its consolidated revenue.

15. LEASE COMMITMENTS

Rental expenses for operating leases amounted to $21.6 million, $22.4 million and $21.1 million in 2013, 2012 and 2011, respectively. These expenses relate primarily to building leases of the Company. At December 31, 2013, future minimum rental payments under non-cancelable operating leases, were $47.2 million, payable as follows: 2014 - $17.0 million; 2015 - $14.2 million; 2016 - $8.4 million; 2017 - $4.3 million and 2018 and thereafter - $3.3 million. It is expected that in the normal course of business, leases that expire may be renewed or replaced by leases on other property and equipment.

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

As a condition to conduct certain business in various states, the Company is required to participate in residual market mechanisms, facilities and pooling arrangements such as the Michigan Catastrophic Claims Association (“MCCA”). The Company is subject to concentration of risk with respect to reinsurance ceded to the MCCA. Funding for MCCA comes from assessments against automobile insurers based upon their share of insured automobiles in the state. Insurers are allowed to pass along this cost to Michigan automobile policyholders. The Company ceded to the MCCA premiums earned and losses and LAE incurred of $72.2 million and $76.6 million in 2013, $74.0 million and $99.9 million in 2012, $69.6 million and $122.6 million in 2011, respectively. MCCA, which represented 37.1% of the total reinsurance receivable balance at December 31, 2013, is the Company’s only reinsurer representing at least 10% of its reinsurance assets. Reinsurance recoverables related to MCCA were $867.0 million and $856.3 million at December 31, 2013 and 2012, respectively. Because the MCCA is supported by assessments permitted by statute, and there have been no significant uncollectible balances from MCCA identified during the three years ending December 31, 2013, the Company believes that it has no significant exposure to uncollectible reinsurance balances from this entity.

The following table provides the effects of reinsurance. Amounts reflect activity of Chaucer since the July 1, 2011 acquisition date.

YEARS ENDED DECEMBER 31	2013	2012	2011
(in millions)
Premiums written:
Direct	$4,599.2	$4,515.1	$3,830.9
Assumed (1)	602.5	689.1	228.3
Ceded (2)	(649.0)	(835.8)	(465.8)

Net premiums written	$4,552.7	$4,368.4	$3,593.4

Premiums earned:

Direct	$4,546.3	$4,352.9	$3,695.2
Assumed (1)	617.7	687.0	442.6
Ceded (2)	(713.5)	(800.8)	(539.2)

Net premiums earned	$4,450.5	$4,239.1	$3,598.6

Percentage of assumed to net premiums earned	13.88%	16.21%	12.30%

Losses and LAE:

Direct	$2,939.4	$3,251.4	$2,723.5
Assumed(1)	172.3	311.4	249.4
Ceded (2)	(350.6)	(588.4)	(422.1)

Net losses and LAE	$2,761.1	$2,974.4	$2,550.8

(1)	Assumed reinsurance activity primarily relates to the Chaucer segment. In addition, 2011 assumed premiums earned and assumed losses and LAE included $96.0 million and $54.2 million, respectively, related to the 2010 OneBeacon renewal rights transaction.
(2)	In 2013, we did not renew the capital provision reinsurance treaty with Flagstone Re. This reduced ceded premiums written, premiums earned and losses and LAE for the year ended December 31, 2013.

17. LIABILITIES FOR OUTSTANDING CLAIMS, LOSSES AND LOSS ADJUSTMENT EXPENSES

The Company regularly updates its reserve estimates as new information becomes available and further events occur which may impact the resolution of unsettled claims. Reserve adjustments are reflected in results of operations as adjustments to losses and LAE. Often these adjustments are recognized in periods subsequent to the period in which the underlying policy was written and loss event occurred. These types of subsequent adjustments are described as “prior years’ loss reserves”. Such development can be either favorable or unfavorable to the Company’s financial results and may vary by line of business.

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses (results for Chaucer for the year ended December 31, 2011 reflect the period from July 1, 2011 to December 31, 2011).

YEARS ENDED DECEMBER 31	2013	2012	2011
(in millions)
Gross loss and LAE reserves, beginning of year	$6,197.0	$5,760.3	$3,277.7
Reinsurance recoverable on unpaid losses	2,074.3	1,931.8	1,115.5

Net loss and LAE reserves, beginning of year	4,122.7	3,828.5	2,162.2
Net incurred losses and LAE in respect of losses occurring in:
Current year	2,837.4	2,990.2	2,654.1
Prior years	(76.3)	(15.8)	(103.3)

Total incurred losses and LAE	2,761.1	2,974.4	2,550.8

Net payments of losses and LAE in respect of losses occurring in:
Current year	1,213.5	1,317.6	1,482.4
Prior years	1,469.8	1,396.5	1,010.3

Total payments	2,683.3	2,714.1	2,492.7

Purchase of Chaucer, net of reinsurance recoverable on unpaid losses of $669.6	—	—	1,631.0
Effect of foreign exchange rate changes	0.6	33.9	(22.8)

Net reserve for losses and LAE, end of year	4,201.1	4,122.7	3,828.5
Reinsurance recoverable on unpaid losses	2,030.4	2,074.3	1,931.8

Gross reserve for losses and LAE, end of year	$6,231.5	$6,197.0	$5,760.3

As part of an ongoing process, reserves have been re-estimated for all prior accident years and were decreased by $76.3 million, $15.8 million and $103.3 million in 2013, 2012 and 2011, respectively. For the years ended December 31, 2013, 2012 and the six months ended December 31, 2011, these amounts include favorable loss and LAE reserve development of $94.6 million, $72.6 million and $35.5 million, respectively for Chaucer. Chaucer’s favorable development during 2013 was primarily the result of lower than expected losses in the energy line, primarily in the 2009 through 2012 accident years, property line, primarily in the 2011 and 2012 accident years, within casualty and other lines, specialty liability lines, primarily in the 2008 accident year, and the marine and aviation line, primarily in the 2010 through 2012 accident years. For Commercial and Personal Lines, the unfavorable loss and LAE development during 2013 was primarily the result of higher than expected losses within the personal automobile line, due to severity in bodily injury coverage in the 2010 through 2012 accident years, higher than expected large losses in the commercial automobile line, primarily related to liability coverage in the 2009 through 2011 accident years, and higher than expected losses within other commercial lines, primarily in the 2010 through 2012 accident years. Partially offsetting the unfavorable development was lower than expected losses within the workers’ compensation line, primarily in the 2006 through 2011 accident years and lower involuntary pool losses, including a $3.2 million benefit from the settlement of a legal proceeding, and lower than expected losses within the commercial multi-peril line, primarily in the 2012 accident year.

The $15.8 million favorable loss and LAE reserve development during the year ended December 31, 2012 includes favorable loss and LAE reserve development of $72.6 million for Chaucer. Chaucer’s favorable development during 2012 was primarily the result of lower than expected losses in the energy line, primarily in the 2008 through 2011 accident years, marine and aviation lines, primarily in the 2007 through 2011 accident years, casualty lines, primarily in the 2010 and 2011 accident years, and the property lines, primarily in the 2009 through 2011 accident years. For Commercial and Personal Lines, the unfavorable loss and LAE development during 2012 was primarily the result of higher than expected losses within other commercial lines, primarily in the contract surety line due to the challenging macroeconomic environment for contractors, and to a lesser extent, the AIX program business, primarily related unexpected severity in commercial automobile liability, commercial multiple peril and general liability in a limited number of programs, and from higher than expected large losses within the commercial automobile line, primarily related to liability coverage in the 2011 accident year. In addition, the Company experienced higher than expected losses within the personal automobile line, primarily related to bodily injury severity in the 2010 and 2011 accident years, and higher than expected homeowners property losses from non-catastrophe weather related activity in the 2011 accident year. Partially offsetting the unfavorable development was lower than expected losses within the commercial multiple peril line, related to the 2008 through 2011 accident years.

The $103.3 million favorable loss and LAE reserve development during 2011 includes favorable loss and LAE reserve development of $35.5 million for Chaucer. Chaucer’s favorable development was primarily the result of lower than expected losses in the energy, property and U.K. motor lines, primarily related to the 2009 and 2010 accident years. For Commercial and Personal Lines, the favorable loss and LAE reserve development during 2011 was primarily the result of lower than expected losses in the personal automobile line, primarily related to bodily injury coverage in the 2008 through 2010 accident years, the commercial multiple peril line related to the 2007 through 2010 accident years and lower than expected losses in the 2007 through 2010 accident years in the workers’ compensation line. In addition, within other commercial lines, unfavorable development in the professional liability and surety lines were partially offset by favorable development in the healthcare and other commercial property lines.

Loss and LAE reserves related to asbestos and environmental damage liability, primarily in other commercial lines, were $61.9 million, $60.5 million and $59.8 million as of December 31, 2013, 2012 and 2011, respectively. Ending loss and LAE reserves for all direct business written by the Company related to asbestos and environmental damage liability, included in the reserve for losses and LAE, were $11.5 million, $9.8 million and $10.0 million, net of reinsurance of $20.6 million, $20.4 million and $18.7 million as of December 31, 2013, 2012 and 2011, respectively. As a result of the Company’s historical direct underwriting mix of Commercial Lines policies toward smaller and middle market risks, past asbestos and environmental damage liability loss experience has remained minimal in relation to the Company’s total loss and LAE incurred experience. In addition, the Company has established gross loss and LAE reserves for its run-off voluntary assumed reinsurance pool business with asbestos and environmental damage liability of $29.8 million, $30.3 million and $31.1 million at December 31, 2013, 2012 and 2011, respectively. These reserves relate to pools in which the Company has terminated its participation; however, the Company continues to be subject to claims related to years in which it was a participant. Because of the inherent uncertainty regarding the types of claims in these pools, the Company cannot provide assurance that its reserves will be sufficient.

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

18. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Durand Litigation

On March 12, 2007, a putative class action suit captioned Jennifer A. Durand v. The Hanover Insurance Group, Inc., and The Allmerica Financial Cash Balance Pension Plan was filed in the United States District Court for the Western District of Kentucky. The named plaintiff, a former employee who received a lump sum distribution from the Company’s Cash Balance Plan (the “Plan”) at or about the time of her termination, claims that she and others similarly situated did not receive the appropriate lump sum distribution because in computing the lump sum, the Company and the Plan understated the accrued benefit in the calculation. The plaintiff claims that the Plan underpaid her distributions and those of similarly situated participants by failing to pay an additional so-called “whipsaw” amount reflecting the present value of an estimate of future interest credits from the date of the lump sum distribution to each participant’s retirement age of 65.

The plaintiff filed an Amended Complaint adding two new named plaintiffs and additional claims on December 11, 2009. In response, the Company filed a Motion to Dismiss on January 30, 2010. In addition to the pending claim challenging the calculation of lump sum distributions, the Amended Complaint included: (a) a claim that the Plan failed to calculate participants’ account balances and lump sum payments properly because interest credits were based solely upon the performance of each participant’s selection from among various hypothetical investment options (as the Plan provided) rather than crediting the greater of that performance or the 30 year Treasury rate; (b) a claim that the 2004 Plan amendment, which changed interest crediting for all participants from the performance of participant’s investment selections to the 30 year Treasury rate, reduced benefits in violation of the Employee Retirement Income Security Act of 1974 (“ERISA”) for participants who had account balances as of the amendment date by not continuing to provide them performance-based interest crediting on those balances; and (c) claims against the Company for breach of fiduciary duty and ERISA notice requirements arising from the various interest crediting and lump sum distribution matters of which plaintiffs complain. On March 31, 2011, the District Court granted the Company and the Plan’s Motion to Dismiss on statute of limitations grounds the additional claims set forth in (a) and (b) above, however, in response to a motion for reconsideration, the Court allowed the new breach of fiduciary duty claim to stand, but only as to plaintiffs’ “whipsaw” claim that remained in the case. On June 22, 2012, the Company and the Plan filed a Partial Motion for Summary Judgment to dismiss the “whipsaw” claim of one of the named plaintiffs who received his lump sum distribution after December 31, 2003. On October 2, 2013, the Court granted the Company and the Plan’s Partial Motion for Summary Judgment and dismissed with prejudice the “whipsaw” claim of the named plaintiff who received a lump sum distribution after December 31, 2003 and the similar claims of the putative class members he sought to represent. On December 17, 2013, the Court entered an order certifying a class to bring “whipsaw” and related breach of fiduciary duty claims consisting of all persons who received a lump sum distribution between March 1, 1997 and December 31, 2003, and a subclass to bring such claims consisting of all persons who received lump sum distributions between March 1, 1997 and March 12, 2002. On December 17, 2013, the Court also granted plaintiffs’ motion for entry of a final order allowing an immediate appeal by the two named plaintiffs added in the Amended Complaint of their dismissed claims that the 2004 Plan amendment reduced benefits in violation of ERISA, and for one of them, that his post-2003 lump sum distribution should have been greater. On January 14, 2014, the Company filed a Motion to Alter or Amend the Court’s December 17, 2013 Order requesting that the Court reverse its order making the dismissed claims final and appealable or, in the alternative, stay merits discovery on the claims remaining in the district court pending resolution of the dismissed plaintiffs’ appeal. The Court has not yet ruled on that motion.

At this time, the Company is unable to provide a reasonable estimate of the potential range of ultimate liability if the outcome of the suit is unfavorable. The extent to which any of the plaintiffs’ multiple theories of liability, some of which are overlapping and others of which are quite complex and novel, are accepted and upheld on appeal will significantly affect the Plan’s or the Company’s potential liability. The statute of limitations applicable to the class has not yet been finally determined and the extent of potential liability, if any, will depend on this final determination. In addition, assuming for these purposes that the plaintiffs prevail with respect to claims that benefits accrued or payable under the Plan were understated, then there are numerous possible theories and other variables upon which any revised calculation of benefits as requested under plaintiffs’ claims could be based. Any adverse judgment in this case against the Plan would be expected to create a liability for the Plan, with resulting effects on the Plan’s assets available to pay benefits. The Company’s future required funding of the Plan could also be impacted by such a liability.

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

19. STATUTORY FINANCIAL INFORMATION

The Company’s U.S. insurance subsidiaries are required to file annual statements with state regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis), as codified by the National Association of Insurance Commissioners. Permitted statutory accounting practices encompass all accounting practices that are not prescribed; such practices differ from state to state, may differ from company to company within a state, and may change in the future. The Company’s U.S. insurance subsidiaries did not have any permitted practices as of or for the years ended December 31, 2013, 2012 and 2011.

Statutory capital and surplus differs from shareholders’ equity reported in accordance with generally accepted accounting principles primarily because under the statutory basis of accounting, deferred acquisition costs are expensed when incurred, the recognition of deferred tax assets is based on different recoverability assumptions and prior to 2013, postretirement benefit costs were based on different participant assumptions.

The following table provides statutory net income for the year ended December 31 and statutory capital and surplus as of December 31 for the periods indicated:

	2013	2012	2011
(in millions)
Statutory Net Income (Loss)
U.S. Insurance Subsidiaries	$193.2	$(47.3)	$(5.2)
Statutory Capital and Surplus
U.S. Insurance Subsidiaries	$1,834.3	$1,523.4	$1,582.8

The minimum statutory capital and surplus necessary to satisfy the Company’s regulatory requirements was $354.5 million, $329.0 million and $291.0 million, which equals the Authorized Control Level at December 31, 2013, 2012 and 2011, respectively.

20. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The quarterly results of operations for 2013 and 2012 are summarized below.

THREE MONTHS ENDED
(in millions, except per share data)

2013	March 31	June 30	Sept. 30	Dec. 31
Total revenues	$1,180.3	$1,182.6	$1,201.8	$1,229.0
Income from continuing operations	$66.4	$53.1	$61.3	$64.9
Net income	$66.2	$53.4	$61.3	$70.1
Income from continuing operations per share:
Basic	$1.49	$1.21	$1.40	$1.48
Diluted	$1.47	$1.19	$1.37	$1.45
Net income per share:
Basic	$1.49	$1.21	$1.40	$1.60
Diluted	$1.46	$1.19	$1.37	$1.57
Dividends declared per share	$0.33	$0.33	$0.33	$0.37

THREE MONTHS ENDED
(in millions, except per share data)

2012	March 31	June 30	Sept. 30	Dec. 31
Total revenues	$1,121.8	$1,127.2	$1,157.7	$1,184.0
Income (loss) from continuing operations	$50.7	$9.8	$40.9	$(55.3)
Net income (loss)	$49.7	$20.8	$40.4	$(55.0)
Income (loss) from continuing operations per share:
Basic	$1.13	$0.22	$0.92	$(1.24)
Diluted (1)	$1.11	$0.22	$0.90	$(1.24)
Net income (loss) per share:
Basic	$1.11	$0.46	$0.91	$(1.24)
Diluted (1)	$1.09	$0.46	$0.89	$(1.24)
Dividends declared per share	$0.30	$0.30	$0.30	$0.33

(1)	Per diluted share amounts in the fourth quarter of 2012 exclude common stock equivalents, since the impact of these instruments was antidilutive.

Due to the use of weighted average shares outstanding when calculating earnings per common share, the sum of the quarterly per common share data may not equal the per common share data for the year.

21. SUBSEQUENT EVENTS

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the original framework in Internal Control – Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

ITEM 9B–OTHER INFORMATION

None.

PART III

ITEM 10–DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS OF THE REGISTRANT

Except for the portion about executive officers and our Code of Conduct which is set forth below, this information is incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2014 to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is biographical information concerning our executive officers.

Mark R. Desrochers, 45

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

Frederick H. Eppinger, Jr., 55

Director

President and Chief Executive Officer

Mr. Eppinger has been Director, President and Chief Executive Officer of THG since joining the Company in 2003. Before joining the Company, Mr. Eppinger was Executive Vice President of Property and Casualty Field and Service Operations for The Hartford Financial Services Group, Inc. Prior to that, he was Senior Vice President of Strategic Marketing from 2000 to 2001 for ChannelPoint, Inc., a firm that provided business-to-business technology for insurance and financial service companies, and was a senior partner at the international consulting firm of McKinsey & Company. Mr. Eppinger led the insurance practice at McKinsey, where he worked closely with chief executive officers of many leading insurers over a period of 15 years, beginning in 1985. Mr. Eppinger began his career as an accountant with the firm then known as Coopers & Lybrand. He is a director of Centene Corporation, a publicly traded, multi-line healthcare company. Mr. Eppinger is an employee of THG, and therefore is not an independent director. Mr. Eppinger’s term of office as a director of THG expires in 2016.

David B. Greenfield, 51

Executive Vice President

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

J. Kendall Huber, 59

Executive Vice President

General Counsel and Assistant Secretary

Mr. Huber has been General Counsel and Assistant Secretary since joining THG in 2000. Prior to joining THG, Mr. Huber was Executive Vice President, General Counsel and Secretary of Promus Hotel Corporation from 1999 to 2000. Previously, Mr. Huber was Vice President and Deputy General Counsel of Legg Mason, Inc. from 1998 to 1999, and of USF&G Corporation, where he was employed from 1990 to 1998. Mr. Huber was previously with the law firm now known as DLA Piper and a Lieutenant, U.S. Navy Judge Advocate General’s Corps.

Richard Lavey, 46

Senior Vice President, Chief Marketing and Distribution Officer

Mr. Lavey has been Chief Marketing and Distribution Officer of THG since 2011. Mr. Lavey joined THG in 2004 and during this time has also served in the following roles: Senior Vice President, Operations and Marketing; Regional President, Northeast; and Vice President, Field Operations and Marketing & Distribution. Prior to joining the Company, Mr. Lavey worked for The Hartford Financial Services Group, Inc. and The Travelers Corp.

Andrew S. Robinson, 48

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

John C. Roche, 50

Executive Vice President

President, Business Insurance

Mr. Roche has been Executive Vice President, President Business Insurance since May 2013. Prior to that he served as Senior Vice President, President Business Insurance from 2009 to 2013. From 2007 to 2009, Mr. Roche served as Vice President, Field Operations and from 2006 to 2007, Mr. Roche was Vice President, Underwriting and Product Management, Commercial Lines. From 1994 to 2006, Mr. Roche served in a variety of leadership positions at St. Paul Travelers Companies, Inc., last serving as Vice President, Commercial Accounts. Previously, Mr. Roche served in a variety of underwriting and management positions at Fireman’s Fund Insurance Company and Atlantic Mutual Insurance Company.

Robert Stuchbery, 57

President of International Operations

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

Gregory D. Tranter, 57

Executive Vice President

Chief Information Officer and Chief Operations Officer

Mr. Tranter joined the Company in 1998, has been Chief Information Officer since 2000 and Chief Operations Officer since 2007. Prior to joining THG, Mr. Tranter was Vice President, Automation Strategy of Travelers Property and Casualty Company from 1996 to 1998. Mr. Tranter was employed by Aetna Life and Casualty Company from 1983 to 1996.

Mark Welzenbach, 54

Senior Vice President, Chief Claims Officer

Mr. Welzenbach has been Chief Claims Officer of THG since joining the Company in 2005. Before joining the Company, Mr. Welzenbach was Senior Vice President, Claims for The Hartford Financial Services Group, Inc. from 1995 to 2005. Prior to that, he was Director of Claims from 1991 to 1995 for Travelers Insurance Company. Mr. Welzenbach began his career as a practicing attorney.

OTHER SENIOR CORPORATE OFFICERS OF THE REGISTRANT

Ann K. Tripp, 55

Senior Vice President, Chief Investment Officer

President, Opus Investment Management, Inc.

Ms. Tripp has been Chief Investment Officer and President of Opus Investment Management, Inc. since 2006. She joined the Company in 1987, and prior to becoming our Chief Investment Officer, served in a variety of increasingly senior roles within our investment department.

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

ANNUAL MEETING OF SHAREHOLDERS

The Board of Directors of THG have scheduled the 2014 Annual Meeting of Shareholders for May 20, 2014. The record date for determining the shareholders of the Company entitled to notice of and to vote at such Annual Meeting is March 25, 2014.

CODE OF CONDUCT

Our Code of Conduct is available, free of charge, on our website at www.hanover.com under “About Us - Corporate Governance”. The Code of Conduct applies to our directors, officers and employees, including our Chief Executive Officer, Chief Financial Officer and Controller. While we do not expect to grant waivers to our Code of Conduct, any such waivers to our Chief Executive Officer, Chief Financial Officer or Controller will be posted on our website at www.hanover.com, as required by applicable law or New York Stock Exchange requirements. A printed copy of the Code of Conduct will be provided free of charge by contacting the Company’s Corporate Secretary at the Company’s headquarters, 440 Lincoln Street, Worcester, MA 01653.

ITEM 11–EXECUTIVE COMPENSATION

Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2014, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 12–SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2013 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by security holders	2,864,012	$41.18	1,033,786
Equity compensation plans not approved by security holders	—	—	—

Total	2,864,012	$41.18	1,033,786

(1)	Includes 814,839 shares of Common Stock which may be issued upon vesting of outstanding restricted stock, restricted stock units, performance-based restricted stock units (assuming the maximum award amount), or market-based restricted stock units. The weighted-average exercise price does not take these awards into account.

(2)	The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan (the “Plan”), which was adopted on May 16, 2006, authorized the issuance of 3,000,000 new shares that may be used for awards. In addition, shares of stock underlying any award granted and outstanding under the Company’s Amended Long-Term Stock Incentive Plan (the “1996 Plan”) as of the adoption date of the Plan that are forfeited, cancelled, expire or terminate after the adoption date without the issuance of stock, become available for future grants under the Plan.

Additional information related to Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2014, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 13–CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2014, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 14–PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2014, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

PART IV

ITEM 15–EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)(1) FINANCIAL STATEMENTS

The consolidated financial statements and accompanying notes thereto are included on pages 155 to 162 of this Form 10-K.

(A)(3) EXHIBIT INDEX

2.1	Stock Purchase Agreement, dated as of August 22, 2005, between The Goldman Sachs Group, Inc., as Buyer, and Registrant, as Seller (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 24, 2005 and incorporated herein by reference.

2.2	Stock Purchase Agreement by and between the Registrant and Commonwealth Annuity and Life Insurance Company, dated July 30, 2008 (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K), previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 4, 2008 and incorporated herein by reference.

3.1	Certificate of Incorporation of the Registrant previously filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2006 and incorporated herein by reference.

3.2	Amended By-Laws of the Registrant, previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 21, 2006 and incorporated herein by reference.

4.1	Specimen Certificate of Common Stock previously filed as Exhibit 4 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2006 and incorporated herein by reference.

4.2	Form of Indenture relating to the Debentures between the Registrant and State Street Bank & Trust Company, as trustee, previously filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-96764) filed with the Commission on September 11, 1995 and incorporated herein by reference.

4.3	Form of Global Debenture previously filed as Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2006 and incorporated herein by reference .

4.4	Indenture dated February 3, 1997 relating to the Junior Subordinated Debentures of the Registrant previously filed as Exhibit 3 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 5, 1997 and incorporated herein by reference.

4.5	First Supplemental Indenture dated July 30, 2009 amending the indenture dated February 3, 1997 relating to the Junior Subordinated Debentures of the Registrant previously filed as Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2010 and incorporated herein by reference.

4.6	Form of Global Security representing $300,000,000 principal amount of Junior Subordinated Debentures of the Registrant previously filed as Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2010 and incorporated herein by reference.

4.7	Indenture dated January 21, 2010, between the Registrant and U.S. Bank National Association, as trustee, previously filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 ASR (No. 333-164446) filed with the Commission on January 21, 2010 and incorporated herein by reference.

4.8	First Supplemental Indenture and Form of Global Note dated February 23, 2010, related to the Notes of the Registrant, between the Registrant and U.S. Bank National Association, as trustee, previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 23, 2010 and incorporated herein by reference.

4.9	Second Supplemental Indenture dated as of June 17, 2011, between U.S. Bank National Association, as trustee, including the form of Global Note attached as Annex A thereto, supplementing the Indenture dated as of January 21, 2010, previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 17, 2011 and incorporated herein by reference.

4.10	Indenture, dated as of March 20, 2013, by and between the Registrant and U.S. Bank National Association previously filed as Exhibit 4.1 to the Registrant’s Registration Statement No: 333-187373 on Form S-3 as filed with the Commission on March 20, 2013 and incorporated herein by reference.

4.11	First Supplemental Indenture dated as of March 27, 2013, between U.S. Bank National Association, as trustee, supplementing the Indenture dated as of March 20, 2013 previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 27, 2013 and incorporated herein by reference.

4.12	Form of Security Certificate representing the 6.35% Subordinated Debentures due 2053 previously filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 27, 2013 and incorporated herein by reference.

Management agrees to furnish the Securities and Exchange Commission, upon request, a copy of any other agreements or instruments of the Registrant and its subsidiaries defining the rights of holders of any non-registered debt whose authorized principal amount does not exceed 10% of Registrant’s total consolidated assets.

+10.1	State Mutual Life Assurance Company of America Excess Benefit Retirement Plan previously filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (No. 33-91766) filed with the Commission on May 1, 1995 and incorporated herein by reference.

+10.2	The Hanover Insurance Group Cash Balance Pension Plan, as amended.

+10.3	The Hanover Insurance Group Retirement Savings Plan, as amended, previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 1, 2013 and incorporated herein by reference.

+10.4	The Hanover Insurance Group, Inc. Amended and Restated Non-Qualified Retirement Savings Plan, previously filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 24, 2011 and incorporated herein by reference.

+10.5	The Hanover Insurance Group, Inc. Amended Long-Term Stock Incentive Plan previously filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K filed with the Commission on April 1, 2002 and incorporated herein by reference.

+10.6	Form of Amended and Restated Non-Qualified Stock Option Agreement under The Hanover Insurance Group, Inc. Amended Long-Term Stock Incentive Plan previously filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 21, 2007 and incorporated herein by reference.

+10.7	Amendment to Outstanding Stock Options Issued under the Registrant’s 2006 Long-Term Incentive Plan and Amended Long-Term Stock Incentive Plan previously filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 8, 2011 and incorporated herein by reference.

+10.8	The Hanover Insurance Group 2006 Long-Term Incentive Plan, as amended, previously filed as Annex I to the Registrant’s Proxy Statement filed with the Commission on March 29, 2012 and incorporated herein by reference.

+10.9	Form of Non-Qualified Stock Option Agreement under The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 21, 2007 and incorporated herein by reference.

+10.10	Form of Non-Qualified Stock Option Agreement under The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan previously filed as Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 27, 2009 and incorporated herein by reference.

+10.11	Form of Non-Qualified Stock Option Agreement under the 2006 Long-Term Incentive Plan previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 8, 2011 and incorporated herein by reference.

+10.12	Form of Non-Qualified Stock Option Agreement under The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan previously filed as Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 26, 2013 and incorporated herein by reference.

+10.13	Form of Restricted Stock Unit Agreement under The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan previously filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 27, 2009 and incorporated herein by reference.

+10.14	Form of Restricted Stock Unit Agreement under The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan previously filed as Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 26, 2013 and incorporated herein by reference.

+10.15	Form of Performance-Based Restricted Stock Unit Agreement under The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan previously filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 27, 2009 and incorporated herein by reference.

+10.16	Form of Performance-Based Restricted Stock Unit Agreement under The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan previously filed as Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 26, 2013 and incorporated herein by reference.

+10.17	Form of Restricted Stock Agreement under the 2006 Long-Term Incentive Plan previously filed as Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 29, 2012 and incorporated herein by reference.

+10.18	The Hanover Insurance Group, Inc. 2009 Short-Term Incentive Compensation Plan previously filed as Annex 2 to the Registrant’s Proxy Statement filed with the Commission on March 27, 2009 and incorporated herein by reference.

+10.19	The Hanover Insurance Group Amended and Restated Employment Continuity Plan previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 11, 2008 and incorporated herein by reference.

+10.20	Letter Agreement between David Greenfield and the Registrant dated January 20, 2011 regarding his participation in The Hanover Insurance Group Amended and Restated Employment Continuity Plan previously filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 24, 2011 and incorporated herein by reference.

+10.21	Letter Agreement between Andrew Robinson and the Registrant dated October 15, 2012 regarding his participation in The Hanover Insurance Group Amended and Restated Employment Continuity Plan previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 19, 2012 and incorporated herein by reference.

+10.22	Description of 2012— 2013 Non-Employee Director Compensation previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 2, 2012 and incorporated herein by reference.

+10.23	Description of 2013— 2014 Non-Employee Director Compensation previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 1, 2013 and incorporated herein by reference.

+10.24	The Hanover Insurance Group, Inc. Non-Employee Director Deferral Plan previously filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 27, 2009 and incorporated herein by reference.

+10.25	Offer Letter, dated August 14, 2003, between the Registrant and Frederick H. Eppinger, Jr., as amended December 10, 2008 previously filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 27, 2009 and incorporated herein by reference.

+10.26	Offer Letter dated December 15, 2010 between David Greenfield and the Registrant previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 17, 2010 and incorporated herein by reference.

+10.27	Description of 2012 Named Executive Officer Short-Term Incentive Compensation Program Awards, 2013 Named Executive Officer Short-Term Incentive Compensation Programs and 2013 Named Executive Officer Long-Term Incentive Compensation Programs previously filed as Item 5.02 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 1, 2013 and incorporated herein by reference.

+10.28	IRC Section 162(m) Deferral Letter for Certain Executive Officers of the Registrant previously filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 27, 2009 and incorporated herein by reference.

+10.29	Service Agreement dated January 20, 2010 by and between Robert Stuchbery and Chaucer Holdings plc previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2011 and incorporated herein by reference.

+10.30	Chaucer Pension Scheme, as amended, previously filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2011 and incorporated herein by reference.

+10.31	Robert Stuchbery Retention Agreement dated August 23, 2011 previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 8, 2011 and incorporated herein by reference.

+10.32	Trust Deed and Rules of The Chaucer Share Incentive Plan previously filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 8, 2011 and incorporated herein by reference.

+10.33	Description of 2012 Chaucer Annual Bonus Scheme previously filed as Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 26, 2013 and incorporated herein by reference.

+10.34	Description of Robert Stuchbery’s 2012 Long-Term Incentive Award previously filed as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 26, 2013 and incorporated herein by reference.

+10.35	2011 Chaucer Long-Term Incentive Plan previously filed as Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 26, 2013 and incorporated herein by reference.

+10.36	Transition Assistance and Cooperation Agreement by and between the Registrant and Marita Zuraitis dated April 29, 2013 previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 3, 2013 and incorporated herein by reference.

10.37	Standby Letter of Credit Facility Agreement, dated November 28, 2011, among Chaucer Holdings plc, as Account Party (as defined therein), 440 Tessera Limited and certain subsidiaries of the Account Party, as Guarantors (as defined therein), the Lenders (as defined therein) party thereto from time to time, Lloyds TSB Bank plc, Barclays Bank plc and The Royal Bank of Scotland plc as mandated lead arrangers and Lloyds TSB Bank plc as bookrunner, overdraft provider, facility agent of the other Finance Parties (as defined therein) and security agent to the Secured Parties (as defined therein) previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 1, 2011 and incorporated herein by reference.

10.38	Guaranty Agreement, dated November 28, 2011, among The Hanover Insurance Group, Inc. and Lloyds TSB Bank plc, as Facility Agent and Security Agent (each as defined therein) previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 1, 2011 and incorporated herein by reference.

10.39	Federal Home Loan Bank of Boston Agreement for Advances, Collateral Pledge, and Security Agreement dated September 11, 2009 previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 4, 2009 and incorporated herein by reference.

10.40	Form of Accident and Health Coinsurance Agreement between The Hanover Insurance Company, as Reinsurer, and First Allmerica Financial Life Insurance Company (the schedules and certain exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 4, 2008 and incorporated by reference herein.

10.41	Credit Agreement, dated August 2, 2011, among The Hanover Insurance Group, Inc., as Borrower, Wells Fargo Bank, National Association, as administrative agent, and various other lender parties, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 3, 2011 and incorporated herein by reference.

10.42	Credit Agreement, dated November 12, 2013, among The Hanover Insurance Group, Inc., as Borrower, JPMorgan Chase Bank, N.A., as administrative agent, and various other lender parties previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 18, 2013 and incorporated herein by reference.

10.43	Amendment and Restatement Agreement with Amended and Restated Standby Letter of Credit Facility Agreement, dated November 15, 2013, among Chaucer Holdings plc and the lenders party thereto from time to time, Lloyds Bank plc, Barclays Bank PLC and The Royal Bank of Scotland plc as mandated lead arrangers and Lloyds Bank plc as bookrunner, overdraft provider, facility agent of the other Finance Parties (as defined therein) and security agent to the Secured Parties (as defined therein) previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 18, 2013 and incorporated herein by reference.

10.44	Guaranty Agreement, dated November 15, 2013, among The Hanover Insurance Group, Inc. and Lloyds Bank plc, as Facility Agent and Security Agent (each as defined therein) previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 18, 2013 and incorporated herein by reference.

+10.45	Description of 2013 Named Executive Officer Short-Term Incentive Compensation Program Awards, 2014 Named Executive Officer Short-Term Incentive Compensation Programs and 2014 Named Executive Officer Long-Term Incentive Compensation Programs previously filed as Item 5.02 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 21, 2014 and incorporated herein by reference.

12.1	Computation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of THG

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney

31.1	Certification of the Chief Executive Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Internal Revenue Service Ruling dated April 15, 1995 previously filed as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-91766) filed with the Commission on May 1, 1995 and incorporated herein by reference.

101	The following materials from The Hanover Insurance Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011; (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011; (iii) Consolidated Balance Sheets at December 31, 2013 and 2012; (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; (vi) related notes to these consolidated financial statements; and (vii) Financial Statement Schedules.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HANOVER INSURANCE GROUP, INC.
Registrant

Date: February 24, 2014	By:	/S/ FREDERICK H. EPPINGER, JR.
Frederick H. Eppinger, Jr.,
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 24, 2014	By:	/S/ FREDERICK H. EPPINGER, JR.
Frederick H. Eppinger, Jr.,
President, Chief Executive Officer and Director

Date: February 24, 2014	By:	/S/ DAVID B. GREENFIELD
David B. Greenfield,
Executive Vice President, Chief Financial Officer
and Principal Accounting Officer

Date: February 24, 2014	By:	*
Michael P. Angelini,
Chairman of the Board

Date: February 24, 2014	By:	*
Richard H. Booth,
Director

Date: February 24, 2014	By:	*
P. Kevin Condron,
Director

Date: February 24, 2014	By:	*
Neal F. Finnegan,
Director

Date: February 24, 2014	By:	*
David J. Gallitano,
Director

Date: February 24, 2014	By:	*
Wendell J. Knox,
Director

Date: February 24, 2014	By:	*
Robert J. Murray,
Director

Date: February 24, 2014	By:	*
Joseph R. Ramrath,
Director

Date: February 24, 2014	By:	*
Harriett Tee Taggart,
Director

Date: February 24, 2014	*By:	/S/ DAVID B. GREENFIELD
David B. Greenfield,
Attorney-in-fact

SCHEDULE I

THE HANOVER INSURANCE GROUP, INC.

SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES

DECEMBER 31, 2013
(in millions)
Type of investment	Cost (1)	Value		Amount at which shown in the balance sheet
Fixed maturities:
Bonds:
United States Government and agencies and authorities	$992.1		$979.8	$979.8
States, municipalities and political subdivisions	1,106.7		1,125.0	1,125.0
Foreign governments	299.9		300.4	300.4
Public utilities	556.5		582.2	582.2
All other corporate bonds	3,851.9		3,975.1	3,975.1

Total fixed maturities	6,807.1		6,962.5	6,962.5

Equity securities:
Common stocks:
Public utilities	92.6		95.3	95.3
Banks, trust and insurance companies	10.3		10.4	10.4
Industrial, miscellaneous and all other	229.5		268.8	268.8
Nonredeemable preferred stocks	34.1		55.7	55.7

Total equity securities	366.5		430.2	430.2

Mortgage loans on real estate	2.5		XXXXX	2.5
Real estate	9.1		XXXXX	9.1
Other long-term investments(2)	177.7		XXXXX	180.9
Short-term investments	8.1		XXXXX	8.1

Total investments	$7,371.0	$	XXXXX	$7,593.3

(1)	For equity securities, represents original cost, and for fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums and accretion of discounts.
(2)	The cost of other long-term investments differs from the carrying value due to market value changes in the Company’s equity ownership of limited partnership investments.

SCHEDULE II

THE HANOVER INSURANCE GROUP, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY ONLY

STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31	2013	2012	2011
(in millions)
Revenues
Net investment income	$5.5	$6.6	$10.5
Net realized gains from sales and other	0.8	2.5	8.7
Interest income from loan to subsidiary	22.5	22.5	10.5
Other income	0.1	0.1	—

Total revenues	28.9	31.7	29.7

Expenses
Interest expense	55.3	48.6	41.3
Loss from retirement of debt	19.9	—	2.6
Employee benefit related expenses	6.2	5.3	6.9
Costs (benefit) related to acquired businesses	(6.4)	2.6	16.4
Loss on derivative instruments	—	—	11.3
Other operating expenses	8.0	8.0	5.5

Total expenses	83.0	64.5	84.0

Net loss before income taxes and equity in income of unconsolidated subsidiaries	(54.1)	(32.8)	(54.3)
Income tax benefit	37.3	40.5	31.1
Equity in income of unconsolidated subsidiaries	262.5	47.5	54.7

Income from continuing operations	245.7	55.2	31.5
Income from discontinued operations (net of income tax expense (benefit) of $4.1, $(0.1) and $2.8 in 2013, 2012 and 2011)	5.3	0.7	5.2

Net income	$251.0	$55.9	$36.7

The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II (CONTINUED)

THE HANOVER INSURANCE GROUP, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY ONLY

BALANCE SHEETS

DECEMBER 31	2013	2012
(In millions, except per share data)
Assets
Fixed maturities - at fair value (amortized cost of $98.5 and $131.1)	$101.7	$139.3
Equity securities - at fair value (cost of $1.0)	1.1	1.0
Cash and cash equivalents	20.7	23.8
Investments in unconsolidated subsidiaries	2,876.0	2,763.8
Net receivable from subsidiaries	23.0	26.6
Deferred income taxes	49.1	20.7
Current income taxes	8.3	14.1
Loan receivable from subsidiary	300.0	300.0
Other assets	17.6	14.5

Total assets	$3,397.5	$3,303.8

Liabilities
Expenses and state taxes payable	$16.0	$20.7
Interest payable	8.1	9.6
Debt	778.9	678.1

Total liabilities	803.0	708.4

Shareholders’ Equity
Preferred stock, par value $0.01 per share, 20.0 million shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 300.0 million shares authorized, 60.5 million shares issued	0.6	0.6
Additional paid-in capital	1,830.1	1,787.1
Accumulated other comprehensive income	177.6	325.8
Retained earnings	1,349.1	1,211.6
Treasury stock at cost (16.8 and 16.2 million)	(762.9)	(729.7)

Total shareholders’ equity	2,594.5	2,595.4

Total liabilities and shareholders’ equity	$3,397.5	$3,303.8

The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II (CONTINUED)

THE HANOVER INSURANCE GROUP, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY ONLY

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31	2013	2012	2011
(in millions)
Cash flows from operating activities
Net income	$251.0	$55.9	$36.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss (gain) on discontinued operations	2.5	(0.7)	(5.2)
Loss from retirement of debt	19.9	0.1	2.6
Equity in net income of unconsolidated subsidiaries	(262.5)	(47.5)	(54.7)
Net realized investment gains	(0.8)	(2.5)	(8.7)
Loss on derivative instruments	—	—	11.3
Dividends received from unconsolidated subsidiaries	12.5	1.0	1.6
Deferred income tax expense (benefit)	(32.3)	3.9	(3.4)
Change in expenses and taxes payable	0.1	6.2	(11.7)
Change in net payable from subsidiaries	16.5	30.7	(0.5)
Other, net	3.4	2.8	2.3

Net cash provided by (used in) operating activities	10.3	49.9	(29.7)

Cash flows from investing activities
Proceeds from disposals and maturities of fixed maturities	122.9	44.2	436.3
Purchase of fixed maturities	(90.8)	(2.2)	(148.7)
Net cash used for business acquisitions	(2.2)	(3.4)	(468.4)
Other investing activities	—	—	(1.9)

Net cash provided by (used in) investing activities	29.9	38.6	(182.7)

Cash flows from financing activities
Proceeds from debt borrowings	168.6	—	296.0
Repurchases of debt	(93.6)	(0.7)	(72.1)
Dividends paid to shareholders	(60.0)	(55.1)	(50.9)
Repurchase of common stock	(78.2)	(20.0)	(21.7)
Proceeds from exercise of employee stock options	25.0	2.6	3.9
Other financing activities	(5.1)	(0.4)	(0.5)

Net cash provided by (used in) financing activities	(43.3)	(73.6)	154.7

Net change in cash and cash equivalents	(3.1)	14.9	(57.7)
Cash and cash equivalents, beginning of year	23.8	8.9	66.6

Cash and cash equivalents, end of year	$20.7	$23.8	$8.9

Included in other operating cash flows were the cash portion of dividends received from unconsolidated subsidiaries. Cash payments of $12.5 million, $1.0 million and $1.6 million in 2013, 2012 and 2011, and investment assets of $17.9 million and $97.8 million were transferred to the parent company in 2012 and 2011, respectively, to settle dividend and other intercompany balances. There were no assets transferred to the parent company from its subsidiaries in 2013 to settle balances.

The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE III

THE HANOVER INSURANCE GROUP, INC.

SUPPLEMENTARY INSURANCE INFORMATION

DECEMBER 31, 2013
(in millions)
Segments	Deferred acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred acquisition costs	Other operating expenses	Premiums written
Commercial, Personal and Other	$354.2	$3,845.9	$1,727.1	$4.1	$3,412.6	$226.3	$2,222.9	$729.8	$503.0	$3,435.2
Chaucer (1)	151.8	2,381.5	788.7	—	1,037.9	42.7	538.2	241.2	170.8	1,117.5
Interest on Debt	—	—	—	—	—	—	—	—	65.3	—
Eliminations	—	—	—	—	—	—	—	—	(6.6)	—

Total	$506.0	$6,227.4	$2,515.8	$4.1	$4,450.5	$269.0	$2,761.1	$971.0	$732.5	$4,552.7

DECEMBER 31, 2012
(in millions)
Segments	Deferred acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred acquisition costs	Other operating expenses	Premiums written
Commercial, Personal and Other	$346.6	$3,784.9	$1,711.1	$4.1	$3,272.3	$236.1	$2,467.2	$704.2	$436.5	$3,377.9
Chaucer (1)	142.9	2,408.0	763.7	—	966.8	40.2	507.2	233.9	157.6	990.5
Interest on Debt	—	—	—	—	—	—	—	—	61.9	—
Eliminations	—	—	—	—	—	0.3	—	—	(6.5)	—

Total	$489.5	$6,192.9	$2,474.8	$4.1	$4,239.1	$276.6	$2,974.4	$938.1	$649.5	$4,368.4

DECEMBER 31, 2011
(in millions)
Segments	Deferred acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred acquisition costs	Other operating expenses	Premiums written
Commercial, Personal and Other	$325.3	$3,424.5	$1,588.9	$3.0	$3,092.3	$241.3	$2,237.6	$658.8	$462.6	$3,164.6
Chaucer (1)	133.3	2,332.8	703.2	—	506.3	16.9	313.2	120.1	67.9	428.8
Interest on Debt	—	—	—	—	—	—	—	—	55.0	—
Eliminations	—	—	—	—	—	—	—	—	(5.2)	—

Total	$458.6	$5,757.3	$2,292.1	$3.0	$3,598.6	$258.2	$2,550.8	$778.9	$580.3	$3,593.4

(1)	2011 includes results of Chaucer Holdings plc (“Chaucer”) since the July 1, 2011 acquisition date. Results in 2013 and 2012 include Chaucer for the entire year.

SCHEDULE IV

THE HANOVER INSURANCE GROUP, INC.

REINSURANCE

Incorporated herein by reference to Note 16 —“Reinsurance” in the Notes of the Consolidated Financial Statements included in Financial Statements and Supplemental Data of this Form 10-K.

SCHEDULE V

THE HANOVER INSURANCE GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

DECEMBER 31
(in millions)
		Additions
Description	Balance at	Charged to	Charged to		Balance
	beginning of period	costs and expenses	other accounts(1)	Deductions	at end of period
2013
Allowance for doubtful accounts	$2.8	$8.1	$—	$(7.8)	$3.1
Allowance for uncollectible reinsurance recoverables	16.9	3.6	0.5	(0.3)	20.7

	$19.7	$11.7	$0.5	$(8.1)	$23.8

2012
Allowance for doubtful accounts	$2.3	$8.1	$—	$(7.6)	$2.8
Allowance for uncollectible reinsurance recoverables	16.4	0.4	0.9	(0.8)	16.9

	$18.7	$8.5	$0.9	$(8.4)	$19.7

2011
Allowance for doubtful accounts	$3.6	$10.1	$—	$(11.4)	$2.3
Allowance for uncollectible reinsurance recoverables	2.3	2.2	11.9	—	16.4

	$5.9	$12.3	$11.9	$(11.4)	$18.7

(1)	Amount charged to other accounts includes foreign exchange gains and losses and in 2011 also includes the allowance for uncollectible reinsurance recoverables acquired from Chaucer Holdings plc on July 1, 2011.

SCHEDULE VI

THE HANOVER INSURANCE GROUP, INC.

SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS

YEARS ENDED DECEMBER 31
(in millions)
Affiliation with Registrant	Deferred acquisition costs	Reserves for unpaid claims and claim adjustment expenses (1)	Discount, if any, deducted from previous column (2)	Unearned premiums (1)	Earned premiums	Net investment income
Consolidated Property and Casualty Subsidiaries
2013	$506.0	$6,231.5	$—	$2,515.8	$4,450.5	$269.0

2012	$489.5	$6,197.0	$—	$2,474.8	$4,239.1	$276.6

2011	$458.6	$5,760.3	$—	$2,292.1	$3,598.6	$258.2

		Claims and claim
		adjustment expenses		Amortization	Paid claims
		incurred related to		of deferred	and claim
		Current year	Prior years	acquisition costs	adjustment expenses	Premiums written
2013		$2,837.4	$(76.3)	$971.0	$2,683.3	$4,552.7

2012		$2,990.2	$(15.8)	$938.1	$2,714.1	$4,368.4

2011		$2,654.1	$(103.3)	$778.9	$2,492.7	$3,593.4

(1)	Reserves for unpaid claims and claim adjustment expenses are shown gross of $2,030.4 million, $2,074.3 million and $1,931.8 million of reinsurance recoverable on unpaid losses in 2013, 2012 and 2011, respectively. Unearned premiums are shown gross of prepaid premiums of $219.0 million, $275.4 million and $234.9 million in 2013, 2012 and 2011, respectively. Reserves for unpaid claims and claims adjustment expense also include policyholder dividends.
(2)	The Company does not use discounting techniques.