Form 10-Q
period 2014-03-31
HANOVER INSURANCE GROUP, INC.
filed 2014-05-01
CIK 944695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares outstanding of the registrant’s common stock was 44,057,975 as of April 25, 2014.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(In millions, except per share data)	2014	2013
Revenues
Premiums	$1,163.0	$1,094.3
Net investment income	67.0	67.3
Net realized investment gains (losses):
Net realized gains from sales and other	4.4	8.6
Net other–than–temporary impairment losses on investments recognized in earnings	—	(0.5)

Total net realized investment gains	4.4	8.1

Fees and other income	9.5	10.6

Total revenues	1,243.9	1,180.3

Losses and expenses
Losses and loss adjustment expenses	750.5	683.4
Amortization of deferred acquisition costs	253.7	242.5
Interest expense	16.3	14.7
Other operating expenses	151.3	150.8

Total losses and expenses	1,171.8	1,091.4

Income before income taxes	72.1	88.9

Income tax expense:
Current	9.2	4.0
Deferred	8.2	18.5

Total income tax expense	17.4	22.5

Income from continuing operations	54.7	66.4
Net loss from discontinued operations (net of income tax benefit of $0.1 for the three months ended March 31, 2014 and 2013)	(0.1)	(0.2)

Net income	$54.6	$66.2

Earnings per common share:
Basic:
Income from continuing operations	$1.25	$1.49
Net loss from discontinued operations	(0.01)	—

Net income per share	$1.24	$1.49

Weighted average shares outstanding	43.9	44.6

Diluted:
Income from continuing operations	$1.22	$1.47
Net loss from discontinued operations	—	(0.01)

Net income per share	$1.22	$1.46

Weighted average shares outstanding	44.8	45.3

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(In millions)	2014	2013
Net income	$54.6	$66.2
Other comprehensive income (loss), net of tax:
Available-for-sale securities and derivative instruments:
Net appreciation during the period	47.2	5.5
Change in other-than-temporary impairment losses recognized in other comprehensive income	1.6	(0.1)

Total available-for-sale securities and derivative instruments	48.8	5.4

Pension and postretirement benefits:
Amortization recognized as net periodic benefit and postretirement cost	1.8	1.9

Cumulative foreign currency translation adjustment:
Amount recognized as cumulative foreign currency translation during the period	(0.1)	(10.0)

Total other comprehensive income (loss), net of tax	50.5	(2.7)

Comprehensive income	$105.1	$63.5

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
(In millions, except share data)	2014	2013
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $6,789.8 and $6,815.2)	$7,007.5	$6,970.6
Equity securities, at fair value (cost of $421.7 and $366.5)	501.0	430.2
Other investments	235.8	192.5

Total investments	7,744.3	7,593.3

Cash and cash equivalents	476.3	486.2
Accrued investment income	70.7	68.0
Premiums and accounts receivable, net	1,415.8	1,324.6
Reinsurance recoverable on paid and unpaid losses and unearned premiums	2,379.3	2,335.0
Deferred acquisition costs	520.1	506.0
Deferred income taxes	200.9	239.7
Goodwill	185.0	184.9
Other assets	534.3	526.1
Assets of discontinued operations	116.3	114.9

Total assets	$13,643.0	$13,378.7

Liabilities
Loss and loss adjustment expense reserves	$6,323.4	$6,231.5
Unearned premiums	2,593.7	2,515.8
Expenses and taxes payable	576.1	637.2
Reinsurance premiums payable	448.1	374.7
Debt	903.9	903.9
Liabilities of discontinued operations	116.7	121.1

Total liabilities	10,961.9	10,784.2

Commitments and contingencies
Shareholders’ Equity
Preferred stock, par value $0.01 per share; 20.0 million shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 300.0 million shares authorized; 60.5 million shares issued	0.6	0.6
Additional paid-in capital	1,821.4	1,830.1
Accumulated other comprehensive income	228.1	177.6
Retained earnings	1,387.4	1,349.1
Treasury stock at cost (16.7 and 16.8 million shares)	(756.4)	(762.9)

Total shareholders’ equity	2,681.1	2,594.5

Total liabilities and shareholders’ equity	$13,643.0	$13,378.7

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended
	March 31,
(In millions)	2014	2013
Preferred Stock
Balance at beginning and end of period	$—	$—

Common Stock
Balance at beginning and end of period	0.6	0.6

Additional Paid-in Capital
Balance at beginning of period	1,830.1	1,787.1
Employee and director stock-based awards and other	(8.7)	(1.8)

Balance at end of period	1,821.4	1,785.3

Accumulated Other Comprehensive Income (Loss), net of tax
Net Unrealized Appreciation on Investments and Derivative Instruments:
Balance at beginning of period	259.3	426.0
Net appreciation on available-for-sale securities and derivative instruments	48.8	5.4

Balance at end of period	308.1	431.4

Defined Benefit Pension and Postretirement Plans:
Balance at beginning of period	(76.1)	(96.6)
Net amount recognized as net periodic benefit cost	1.8	1.9

Balance at end of period	(74.3)	(94.7)

Cumulative Foreign Currency Translation Adjustment:
Balance at beginning of period	(5.6)	(3.6)
Amount recognized as cumulative foreign currency translation during the period	(0.1)	(10.0)

Balance at end of period	(5.7)	(13.6)

Total accumulated other comprehensive income	228.1	323.1

Retained Earnings
Balance at beginning of period	1,349.1	1,211.6
Net income	54.6	66.2
Dividends to shareholders	(16.3)	(14.8)
Stock-based compensation	—	(10.2)

Balance at end of period	1,387.4	1,252.8

Treasury Stock
Balance at beginning of period	(762.9)	(729.7)
Shares purchased at cost	(6.3)	(25.2)
Net shares reissued at cost under employee stock-based compensation plans	12.8	17.1

Balance at end of period	(756.4)	(737.8)

Total shareholders’ equity	$2,681.1	$2,624.0

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
(In millions)	2014	2013
Cash Flows From Operating Activities
Net income	$54.6	$66.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized investment gains	(4.4)	(8.1)
Net amortization and depreciation	9.1	8.4
Stock-based compensation expense	3.5	3.6
Amortization of defined benefit plan costs	2.5	2.9
Deferred income taxes expense	8.2	18.4
Change in deferred acquisition costs	(14.1)	(5.2)
Change in premiums receivable, net of reinsurance premiums payable	(17.7)	0.3
Change in loss, loss adjustment expense and unearned premium reserves	160.3	(24.3)
Change in reinsurance recoverable	(45.0)	19.6
Change in expenses and taxes payable	(76.5)	(101.4)
Other, net	(17.6)	2.1

Net cash provided by (used in) operating activities	62.9	(17.5)

Cash Flows From Investing Activities
Proceeds from disposals and maturities of fixed maturities	369.6	400.2
Proceeds from disposals of equity securities and other investments	16.8	36.7
Purchase of fixed maturities	(333.5)	(223.9)
Purchase of equity securities and other investments	(109.8)	(123.8)
Capital expenditures	(3.1)	(5.7)

Net cash provided by (used in) investing activities	(60.0)	83.5

Cash Flows From Financing Activities
Proceeds from exercise of employee stock options	3.8	4.5
Proceeds from debt borrowings, net	—	169.5
Change in cash collateral related to securities lending program	5.8	(19.8)
Dividends paid to shareholders	(16.3)	(14.8)
Repurchases of debt	—	(46.3)
Repurchases of common stock	(6.3)	(25.2)
Other financing activities	(1.5)	(1.0)

Net cash provided by (used in) financing activities	(14.5)	66.9

Effect of exchange rate changes on cash	1.7	(6.2)

Net change in cash and cash equivalents	(9.9)	126.7
Net change in cash related to discontinued operations	—	(0.5)
Cash and cash equivalents, beginning of period	486.2	564.8

Cash and cash equivalents, end of period	$476.3	$691.0

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

The interim consolidated financial statements of THG include the accounts of The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America, THG’s principal U.S. domiciled property and casualty companies; Chaucer Holdings plc (“Chaucer”), a specialist insurance underwriting group which operates through the Society and Corporation of Lloyd’s (“Lloyd’s”) and certain other insurance and non-insurance subsidiaries. These legal entities conduct their operations through several business segments discussed in Note 8 – “Segment Information”. Additionally, the interim consolidated financial statements include the Company’s discontinued operations, consisting primarily of the Company’s former life insurance businesses and its accident and health business. All intercompany accounts and transactions have been eliminated.

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

In the opinion of the Company’s management, the accompanying interim consolidated financial statements reflect all adjustments, consisting of normal recurring items, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 25, 2014.

2. New Accounting Pronouncements

Recently Implemented Standards

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Update No. 2013-11 (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). This ASC update clarifies the applicable guidance for the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward as long as it is available, at the reporting date under the tax law of the applicable jurisdiction, to settle any additional income taxes that would result from the disallowance of a tax position (with certain exceptions). The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. This guidance was applicable for reporting periods beginning after December 15, 2013, with early adoption permitted, and was to be applied prospectively to all unrecognized tax benefits that existed at the effective date. Retrospective application to all prior periods upon the date of adoption was permitted. The Company implemented this guidance effective January 1, 2014. The effect of implementing this guidance was not material to the Company’s financial position or results of operations.

In March 2013, the FASB issued ASC Update No. 2013-05 (Topic 830) Foreign Currency Matters-Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force). This ASC update clarifies the applicable guidance for the release of the cumulative translation adjustment into net income when a parent either sells all or a portion of its investment in a foreign entity. This guidance is also required to be applied when an entity no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity (with certain exceptions). Additionally, this update clarifies that the sale of an investment in a foreign entity includes events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date in a business combination achieved in stages. This guidance was applicable for reporting periods beginning after December 15, 2013, with early adoption permitted, and was to be applied prospectively to derecognition events occurring after the effective date. The Company implemented this guidance effective January 1, 2014. The effect of implementing this guidance was not material to the Company’s financial position or results of operations.

Recently Issued Standards

In April 2014, the FASB issued ASC Update No. 2014-08 (Topic 205 and Topic 360) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASC update modifies the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. Also, this update requires additional financial statement disclosures about discontinued operations, as well as disposals of an individually significant component of an entity that do not qualify for discontinued operations presentation. This ASC update is effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual and interim periods beginning on or after December 15, 2014 and for all businesses that, on acquisition, are classified as held for sale that also occur within interim and annual periods beginning on or after December 15, 2014. Early adoption is permitted for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company does not expect the adoption of ASC Update 2014-08 to have a material impact on its financial position or results of operations.

3. Income Taxes

Income tax expense for the three months ended March 31, 2014 and 2013 has been computed using estimated annual effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect current estimates of the annual effective tax rates.

For the three months ended March 31, 2014, the tax provision is comprised of a $9.9 million U.S. federal income tax expense and $7.5 million foreign income tax expense. For the three months ended March 31, 2013, the tax provision was comprised of a $13.2 million U.S. federal income tax expense and $9.3 million foreign income tax expense.

Although most of the Company’s non–U.S. income is subject to U.S. federal income tax, certain of its non–U.S. income is not subject to U.S. federal income tax until repatriated. Foreign taxes on this non–U.S. income are accrued at the local foreign tax rate, as opposed to the higher U.S. statutory rate, since these earnings currently are expected to be indefinitely reinvested overseas. This assumption could change, as a result of a sale of the subsidiaries, the receipt of dividends from the subsidiaries, a change in management’s intentions, or as a result of various other events. The Company has not made a provision for U.S. taxes on $6.0 million and $6.4 million of non-U.S. income for the three months ended March 31, 2014 and 2013, respectively. However, in the future, if such earnings were distributed to the Company, taxes of $15.1 million would be payable on such undistributed earnings and would be reflected in the tax provision for the year in which these earnings are no longer intended to be indefinitely reinvested overseas, assuming all foreign tax credits are realized.

The Company or its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions, as well as foreign jurisdictions. With few exceptions, the Company and its subsidiaries are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2007 and foreign examinations for years before 2012. The IRS audits of the years 2009 and 2010 commenced in June 2012. The Company and its subsidiaries are still subject to U.S. state income tax examinations by tax authorities for years after 2006 and foreign examinations for years after 2011.

4. Investments

A. Fixed maturities and equity securities

The amortized cost and fair value of available-for-sale fixed maturities and the cost and fair value of equity securities were as follows:

	March 31, 2014
(in millions)	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI Unrealized Losses
Fixed maturities:
U.S. Treasury and government agencies	$402.0	$4.5	$9.9	$396.6	$—
Foreign government	317.3	2.8	1.0	319.1	—
Municipal	1,097.1	48.4	10.5	1,135.0	—
Corporate	3,700.9	185.0	21.4	3,864.5	7.4
Residential mortgage-backed	697.2	19.0	8.7	707.5	0.4
Commercial mortgage-backed	405.5	10.8	3.0	413.3	—
Asset-backed	169.8	1.9	0.2	171.5	—

Total fixed maturities	$6,789.8	$272.4	$54.7	$7,007.5	$7.8

Equity securities	$421.7	$81.5	$2.2	$501.0	$—

	December 31, 2013
(in millions)	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI Unrealized Losses
Fixed maturities:
U.S. Treasury and government agencies	$417.5	$3.3	$14.2	$406.6	$—
Foreign government	304.5	2.1	1.6	305.0	—
Municipal	1,108.0	37.4	19.1	1,126.3	—
Corporate	3,690.2	171.5	37.5	3,824.2	8.6
Residential mortgage-backed	722.8	20.1	14.1	728.8	1.6
Commercial mortgage-backed	405.9	10.5	4.8	411.6	—
Asset-backed	166.3	2.0	0.2	168.1	—

Total fixed maturities	$6,815.2	$246.9	$91.5	$6,970.6	$10.2

Equity securities	$366.5	$66.9	$3.2	$430.2	$—

Other-than-temporary impairments (“OTTI”) unrealized losses in the tables above represent OTTI recognized in accumulated other comprehensive income. This amount excludes net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date of $14.3 million and $16.4 million as of March 31, 2014 and December 31, 2013, respectively.

The amortized cost and fair value by maturity periods for fixed maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or the Company may have the right to put or sell the obligations back to the issuers.

(in millions)	March 31, 2014
	Amortized Cost	Fair Value
Due in one year or less	$468.9	$474.3
Due after one year through five years	2,293.9	2,393.3
Due after five years through ten years	2,095.5	2,168.1
Due after ten years	659.0	679.5

	5,517.3	5,715.2
Mortgage-backed and asset-backed securities	1,272.5	1,292.3

Total fixed maturities	$6,789.8	$7,007.5

B. Securities in an unrealized loss position

The following tables provide information about the Company’s fixed maturities and equity securities that were in an unrealized loss position at March 31, 2014 and December 31, 2013.

	March 31, 2014
	12 months or less		Greater than 12 months		Total
(in millions)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Fixed maturities:
Investment grade:
U.S. Treasury and government agencies	$7.8	$163.7	$2.1	$23.4	$9.9	$187.1
Foreign governments	0.9	117.4	0.1	11.5	1.0	128.9
Municipal	7.2	200.5	3.3	43.7	10.5	244.2
Corporate	10.2	575.9	8.2	80.0	18.4	655.9
Residential mortgage-backed	5.7	207.9	3.0	45.8	8.7	253.7
Commercial mortgage-backed	2.3	116.4	0.7	22.3	3.0	138.7
Asset-backed	0.2	29.2	—	0.3	0.2	29.5

Total investment grade	34.3	1,411.0	17.4	227.0	51.7	1,638.0

Below investment grade:
Corporate	1.5	36.2	1.5	23.6	3.0	59.8
Residential mortgage-backed	—	0.8	—	0.5	—	1.3

Total below investment grade	1.5	37.0	1.5	24.1	3.0	61.1

Total fixed maturities	35.8	1,448.0	18.9	251.1	54.7	1,699.1

Equity securities	1.7	24.6	0.5	0.5	2.2	25.1

Total	$37.5	$1,472.6	$19.4	$251.6	$56.9	$1,724.2

	December 31, 2013
	12 months or less		Greater than 12 months		Total
(in millions)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Fixed maturities:
Investment grade:
U.S. Treasury and government agencies	$12.3	$247.9	$1.9	$18.8	$14.2	$266.7
Foreign governments	1.5	129.0	0.1	17.3	1.6	146.3
Municipal	14.8	345.3	4.3	39.9	19.1	385.2
Corporate	21.4	872.7	11.6	87.7	33.0	960.4
Residential mortgage-backed	10.3	321.1	3.4	29.5	13.7	350.6
Commercial mortgage-backed	4.2	155.4	0.6	10.2	4.8	165.6
Asset-backed	0.2	31.0	—	0.3	0.2	31.3

Total investment grade	64.7	2,102.4	21.9	203.7	86.6	2,306.1

Below investment grade:
Corporate	2.9	71.9	1.6	21.4	4.5	93.3
Residential mortgage-backed	0.1	2.0	0.3	1.5	0.4	3.5

Total below investment grade	3.0	73.9	1.9	22.9	4.9	96.8

Total fixed maturities	67.7	2,176.3	23.8	226.6	91.5	2,402.9

Equity securities	2.8	45.2	0.4	0.7	3.2	45.9

Total	$70.5	$2,221.5	$24.2	$227.3	$94.7	$2,448.8

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

C. Proceeds from sales

The proceeds from sales of available-for-sale securities and gross realized gains and losses on those sales, were as follows:

	Three Months Ended March 31,
	2014			2013
(in millions)	Proceeds from Sales	Gross Gains	Gross Losses	Proceeds from Sales	Gross Gains	Gross Losses
Fixed maturities	$137.6	$2.2	$1.2	$137.2	$1.6	$0.6
Equity securities	$12.4	$1.9	$0.1	$34.5	$6.6	$—

D. Other-than-temporary impairments

For the three months ended March 31, 2014, the Company recognized no OTTI. For the three months ended March 31, 2013, total OTTI of fixed maturities were $0.7 million. Of this amount, $0.5 million was recognized in earnings and the remaining $0.2 million was recorded as unrealized losses in accumulated other comprehensive income.

The methodology and significant inputs used to measure the amount of credit losses on fixed maturities in 2013 were as follows:

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

	Three Months Ended March 31,
(in millions)	2014	2013
Credit losses at beginning of period	$7.8	$8.6
Credit losses for which an OTTI was not previously recognized	—	0.2
Additional credit losses on securities for which an OTTI was previously recognized	—	0.2
Reductions for securities sold, matured or called	(2.5)	(0.4)

Credit losses at end of period	$5.3	$8.6

E. Funds at Lloyd’s

In accordance with Lloyd’s operating guidelines, the Company deposits funds at Lloyd’s to support underwriting operations. These funds are available only to fund claim obligations. These assets consisted of approximately $335 million of fixed maturities and $1 million of cash and cash equivalents as of March 31, 2014. The Company also deposits funds with various state and governmental authorities in the U.S. For a discussion of the Company’s deposits with state and governmental authorities, see also Note 3 – “Investments” of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

The Company holds privately placed fixed maturity securities and certain other fixed maturity securities that do not have an active market and for which the pricing service cannot provide fair values. The Company determines fair values for these securities using either matrix pricing utilizing the market approach or broker quotes. The Company will use observable market data as inputs into the fair value applications, as discussed in the determination of Level 2 fair values, to the extent it is available, but is also required to use a certain amount of unobservable judgment due to the illiquid nature of the securities involved. Unobservable judgment reflected in the Company’s matrix model accounts for estimates of additional spread required by market participants for factors such as issue size, structural complexity, high bond coupon or other unique features. These matrix-priced securities are reported as Level 2 or Level 3, depending on the significance of the impact of unobservable judgment on the security’s value. Additionally, the Company may obtain non-binding broker quotes which are reported as Level 3.

Equity Securities

Level 1 consists of publicly traded securities, including exchange traded funds, valued at quoted market prices. Level 2 includes securities that are valued using pricing models that incorporate observable inputs. Level 3 consists of common or preferred stock of private companies for which observable inputs are not available. Non-binding broker quotes are also included in Level 3.

The Company utilizes a third party pricing service for the valuation of the majority of its equity securities and receives one quote for each equity security. When quoted market prices in an active market are available, they are provided by the pricing service as the fair value and such values are classified as Level 1. The Company holds certain equity securities that have been issued by privately-held entities that do not have an active market and for which the pricing service cannot provide fair values. Generally, the Company estimates fair value for these securities based on the issuer’s book value and market multiples. These securities are reported as Level 2 or Level 3 depending on the significance of the impact of unobservable judgment on the security’s value.

Other Investments

Other investments consist primarily of overseas trust funds, for which fair values are provided by the investment manager based on quoted prices for similar instruments in active markets and are reported as Level 2. Also included in other investments are mortgage and other loans and cost basis limited partnerships. Fair values of mortgage loans are estimated by discounting the future contractual cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and are reported as Level 2. The fair values of cost basis limited partnerships are based on the net asset value provided by the general partner and recent financial information and are reported as Level 3.

Debt

The fair value of debt is estimated based on quoted market prices. If a quoted market price is not available, fair values are estimated using discounted cash flows that are based on current interest rates and yield curves for debt issuances with maturities and credit risks consistent with the debt being valued. Debt is reported as Level 2.

The estimated fair value of the financial instruments were as follows:

(in millions)	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and cash equivalents	$476.3	$476.3	$486.2	$486.2
Fixed maturities	7,007.5	7,007.5	6,970.6	6,970.6
Equity securities	501.0	501.0	430.2	430.2
Other investments	215.8	216.8	173.1	173.7

Total financial assets	$8,200.6	$8,201.6	$8,060.1	$8,060.7

Financial Liabilities
Debt	$903.9	$1,003.9	$903.9	$961.7

The Company has processes designed to ensure that the values received from its third party pricing service are accurately recorded, that the data inputs and valuation techniques utilized are appropriate and consistently applied and that the assumptions are reasonable and consistent with the objective of determining fair value. The Company performs a review of the fair value hierarchy classifications and of prices received from its pricing service on a quarterly basis. The Company reviews the pricing services’ policies describing its methodology, processes, practices and inputs, including various financial models used to value securities. Also, the Company reviews the portfolio pricing, including securities with changes in prices that exceed a defined threshold are verified to independent sources, if available. If upon review, the Company is not satisfied with the validity of a given price, a pricing challenge would be submitted to the pricing service along with supporting documentation for its review. The Company does not adjust quotes or prices obtained from the pricing service unless the pricing service agrees with the Company’s challenge. During 2014 and 2013, the Company did not adjust any prices received from brokers or its pricing service.

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

The following tables provide, for each hierarchy level, the Company’s assets that were measured at fair value on a recurring basis.

	March 31, 2014
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$396.6	$158.8	$237.8	$—
Foreign government	319.1	46.6	272.5	—
Municipal	1,135.0	—	1,105.4	29.6
Corporate	3,864.5	—	3,851.3	13.2
Residential mortgage-backed, U.S. agency backed	566.3	—	566.3	—
Residential mortgage-backed, non-agency	141.2	—	141.2	—
Commercial mortgage-backed	413.3	—	390.8	22.5
Asset-backed	171.5	—	171.5	—

Total fixed maturities	7,007.5	205.4	6,736.8	65.3
Equity securities	491.7	446.7	43.8	1.2
Other investments	166.1	—	162.5	3.6

Total investment assets at fair value	$7,665.3	$652.1	$6,943.1	$70.1

	December 31, 2013
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$406.6	$167.2	$239.4	$—
Foreign government	305.0	45.6	259.4	—
Municipal	1,126.3	—	1,100.7	25.6
Corporate	3,824.2	—	3,811.2	13.0
Residential mortgage-backed, U.S. agency backed	573.2	—	573.2	—
Residential mortgage-backed, non-agency	155.6	—	155.1	0.5
Commercial mortgage-backed	411.6	—	388.7	22.9
Asset-backed	168.1	—	168.1	—

Total fixed maturities	6,970.6	212.8	6,695.8	62.0
Equity securities	420.9	382.3	—	38.6
Other investments	153.2	—	149.6	3.6

Total investment assets at fair value	$7,544.7	$595.1	$6,845.4	$104.2

The following tables provide, for each hierarchy level, the Company’s estimated fair values of financial instruments that were not carried at fair value:

	March 31, 2014
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$476.3	$476.3	$—	$—
Equity securities	9.3	—	9.3	—
Other investments	50.7	—	32.5	18.2
Liabilities:
Debt	$1,003.9	$—	$1,003.9	$—

	December 31, 2013
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$486.2	$486.2	$—	$—
Equity securities	9.3	—	9.3	—
Other investments	20.5	—	2.7	17.8
Liabilities:
Debt	$961.7	$—	$961.7	$—

The tables below provide a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fixed Maturities
(in millions)	Municipal	Corporate	Residential mortgage- backed, non- agency	Commercial mortgage- backed	Asset-backed	Total	Equity and Other	Total Assets
Three Months Ended
March 31, 2014
Balance January 1, 2014	$25.6	$13.0	$0.5	$22.9	$—	$62.0	$42.2	$104.2
Transfers into Level 3	2.2	—	—	—	—	2.2	—	2.2
Transfers out of Level 3	—	—	—	—	—	—	(37.4)	(37.4)
Total gains:
Included in other comprehensive income – net appreciation on available-for-sale securities	0.3	0.2	—	0.3	—	0.8	—	0.8
Purchases and sales:
Purchases	2.5	—	—	—	—	2.5	—	2.5
Sales	(1.0)	—	(0.5)	(0.7)	—	(2.2)	—	(2.2)

Balance March 31, 2014	$29.6	$13.2	$—	$22.5	$—	$65.3	$4.8	$70.1

Three Months Ended
March 31, 2013
Balance January 1, 2013	$19.4	$26.4	$0.7	$26.7	$1.5	$74.7	$28.0	$102.7
Transfers into Level 3	9.7	0.2	—	—	—	9.9	—	9.9
Transfers out of Level 3	—	—	—	—	(1.5)	(1.5)	(0.9)	(2.4)
Total gains (losses):
Included in earnings	—	0.4	—	—	—	0.4	—	0.4
Included in other comprehensive income – net appreciation (depreciation) on available-for-sale securities	0.1	(0.1)	—	(0.5)	—	(0.5)	1.5	1.0
Sales	(0.4)	(4.1)	(0.1)	(1.4)	—	(6.0)	—	(6.0)

Balance March 31, 2013	$28.8	$22.8	$0.6	$24.8	$—	$77.0	$28.6	$105.6

During the three months ended March 31, 2014 and March 31, 2013, the Company transferred fixed maturities between Level 2 and Level 3 primarily as a result of assessing the significance of unobservable inputs on the fair value measurement. There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2014 or 2013.

For the three months ended March 31, 2014, there were no gains or losses due to changes in fair value that were recorded in net income for Level 3 assets. For the three months ended March 31, 2013, net realized investment gains due to changes in fair value of $0.4 million were recorded in net income for Level 3 assets and related to corporate fixed maturities. There were no Level 3 liabilities held by the Company for the three months ended March 31, 2014 and 2013.

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

			March 31, 2014		December 31, 2013
(in millions)	Valuation Technique	Significant Unobservable Inputs	Fair Value	Range (Wtd Average)	Fair Value	Range (Wtd Average)
Fixed maturities:
Municipal	Discounted cash flow	Discount for:	$29.6		$25.6
		Small issue size		0.6-4.0% (2.0%)		1.0-4.0% (2.3%)
		Above-market coupon		0.3-1.0% (0.5%)		0.3-1.0% (0.5%)
Corporate	Discounted cash flow	Discount for:	12.9		12.8
		Above-market coupon		0.3-0.8% (0.6%)		0.3-0.8% (0.6%)
		Small issue size		0.3-1.0% (0.5%)		0.3-1.0% (0.5%)
Residential mortgage-backed, non-agency	Discounted cash flow	Discount for:	—		0.5
		Small issue size		N/A		0.5% (0.5%)
Commercial mortgage-backed	Discounted cash flow	Discount for:	22.5		22.9
		Above-market coupon		0.5-0.8% (0.6%)		0.5-0.8% (0.6%)
		Credit stress		0.5% (0.5%)		0.5% (0.5%)
		Small issue size		0.5% (0.5%)		0.5% (0.5%)
		Lease structure		0.3% (0.3%)		0.3% (0.3%)
Equity securities	Market comparables	Net tangible asset market multiples	1.1		38.5
				1.0X (1.0X)		1.3X (1.3X)
Other	Discounted cash flow	Discount rate	3.6	18.0% (18.0%)	3.6	18.0% (18.0%)

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

6. Pension and Other Postretirement Benefit Plans

The components of net periodic pension cost for defined benefit pension and other postretirement benefit plans included in the Company’s results of operations are as follows:

	Three Months Ended March 31,
(in millions)	2014	2013	2014	2013
	Pension Plans		Postretirement Plans
Service cost – benefits earned during the period	$0.4	$0.4	$—	$—
Interest cost	8.4	7.9	0.2	0.5
Expected return on plan assets	(9.2)	(8.9)	—	—
Recognized net actuarial loss	2.9	3.7	—	0.1
Amortization of prior service cost	—	—	(0.4)	(0.9)

Net periodic pension cost (benefit)	$2.5	$3.1	$(0.2)	$(0.3)

7. Other Comprehensive Income

The following table provides changes in other comprehensive income.

	Three Months Ended March 31,
	2014			2013
(in millions)	Pre-Tax	Tax Benefit (Expense)	Net of Tax	Pre-Tax	Tax Benefit (Expense)	Net of Tax
Unrealized gains (losses) on available-for-sale securities and derivative instruments:
Unrealized gains arising during period (net of pre-tax, ceded unrealized losses of $0.7 million for the three months ended March 31, 2014)	$83.3	$(26.1)	$57.2	$25.0	$(8.8)	$16.2
Amount of realized gains from sales and other	(4.3)	(4.1)	(8.4)	(8.8)	(2.3)	(11.1)
Portion of other-than-temporary impairment losses recognized in earnings	—	—	—	0.5	(0.2)	0.3

Net unrealized gains	79.0	(30.2)	48.8	16.7	(11.3)	5.4
Pension and postretirement benefits:
Amortization of net actuarial loss and prior service cost recognized as net periodic benefit cost	2.7	(0.9)	1.8	2.9	(1.0)	1.9
Cumulative foreign currency translation adjustment:
Foreign currency translation recognized during the period	(0.1)	—	(0.1)	(15.4)	5.4	(10.0)

Other comprehensive income (loss)	$81.6	$(31.1)	$50.5	$4.2	$(6.9)	$(2.7)

Reclassifications out of accumulated other comprehensive income were as follows:

	Three Months Ended March 31,
(in millions)	2014	2013
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains on available-for-sale securities and derivative instruments	$4.3	$8.7	Net realized gains from sales and other
	—	(0.5)	Net other-than-temporary impairment losses on investments recognized in earnings
Other	—	0.1

	4.3	8.3	Total before tax
	4.1	2.5	Tax benefit (expense)

	8.4	10.8	Net of tax

Amortization of defined benefit pension and postretirement plans	(2.7)	(2.9)	Loss adjustment expenses and other operating expenses
	0.9	1.0	Tax benefit (expense)

	(1.8)	(1.9)	Net of tax

Total reclassifications for the period	$6.6	$8.9	Net of tax

The amount reclassified from accumulated other comprehensive income for the pension and postretirement benefits was allocated approximately 40% to loss adjustment expenses and 60% to other operating expenses for the three months ended March 31, 2014.

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

The Company reports interest expense related to debt separately from the earnings of its operating segments. This consists of interest on the Company’s senior debentures, subordinated debentures, collateralized borrowings with the Federal Home Loan Bank of Boston, and letter of credit facility. Management evaluates the results of the aforementioned segments based on operating income (loss) before taxes which also excludes interest expense on debt. Operating income (loss) before taxes excludes certain items which are included in net income (loss), such as net realized investment gains and losses (including gains and losses on certain derivative instruments). Such gains and losses are excluded since they are determined by interest rates, financial markets and the timing of sales. Also, operating income (loss) before taxes excludes net gains and losses on disposals of businesses, gains and losses related to the repayment of debt, discontinued operations, costs to acquire businesses, restructuring costs, extraordinary items, the cumulative effect of accounting changes and certain other items. Although the items excluded from operating income (loss) before taxes may be important components in understanding and assessing the Company’s overall financial performance, management believes that the presentation of operating income (loss) before taxes enhances an investor’s understanding of the Company’s results of operations by highlighting net income (loss) attributable to the core operations of the business. However, operating income (loss) before taxes should not be construed as a substitute for income (loss) before income taxes and operating income (loss) should not be construed as a substitute for net income (loss).

Summarized below is financial information with respect to the Company’s business segments.

	Three Months Ended
	March 31,
(in millions)	2014	2013
Operating revenues:
Commercial Lines	$552.0	$514.7
Personal Lines	371.0	391.1
Chaucer	314.5	263.9
Other	2.0	2.5

Total	1,239.5	1,172.2
Net realized investment gains	4.4	8.1

Total revenues	$1,243.9	$1,180.3

Operating income (loss) before interest expense and income taxes:
Commercial Lines:
GAAP underwriting loss	$(21.3)	$(3.1)
Net investment income	37.3	36.1
Other income	0.1	—

Commercial Lines operating income	16.1	33.0

Personal Lines:
GAAP underwriting income	2.1	10.1
Net investment income	17.9	19.0
Other income	1.6	1.4

Personal Lines operating income	21.6	30.5

Chaucer:
GAAP underwriting income	36.5	33.0
Net investment income	10.5	10.5
Other income (expenses)	2.2	(2.6)

Chaucer operating income	49.2	40.9

Other:
GAAP underwriting loss	(0.5)	(1.1)
Net investment income	1.3	1.7
Other net expenses	(2.7)	(2.8)

Other operating loss	(1.9)	(2.2)

Operating income before interest expense and income taxes	85.0	102.2
Interest on debt	(16.3)	(14.7)

Operating income before income taxes	68.7	87.5
Non-operating income items:
Net realized investment gains	4.4	8.1
Net loss from repayment of debt	—	(7.8)
Net benefit (costs) related to acquired businesses	(0.9)	0.4
Net foreign exchange gains (losses)	(0.1)	0.7

Income before income taxes	$72.1	$88.9

The Company recognized $0.7 million in net foreign currency transaction gains in the Statements of Income during the three months ended March 31, 2014 compared to $2.1 million in net foreign currency losses during the three months ended March 31, 2013.

The following table provides identifiable assets for the Company’s business segments and discontinued operations:

(in millions)	March 31, 2014	December 31, 2013
	Identifiable Assets
U.S. Companies	$8,965.2	$8,962.6
Chaucer	4,561.5	4,301.2
Discontinued operations	116.3	114.9

Total	$13,643.0	$13,378.7

The Company reviews the assets of its U.S. Companies collectively and does not allocate them between the Commercial Lines, Personal Lines and Other segments.

9. Stock-based Compensation

Compensation cost and the related tax benefits were as follows:

	Three Months Ended March 31,
(in millions)	2014	2013
Stock-based compensation expense	$3.5	$3.6
Tax benefit	(1.2)	(1.3)

Stock-based compensation expense, net of taxes	$2.3	$2.3

Stock Options

Information on the Company’s stock option plans is summarized below.

	Three Months Ended March 31,
	2014		2013
(in whole shares and dollars)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	2,049,173	$41.18	2,892,882	$38.28
Granted	672,300	57.99	535,300	42.49
Exercised	(97,811)	38.91	(213,645)	30.26
Forfeited or cancelled	(20,667)	40.82	—	—

Outstanding, end of period	2,602,995	45.61	3,214,537	39.52

Restricted Stock Units

The following tables summarize activity information about employee restricted stock units:

	Three Months Ended March 31,
	2014		2013
(in whole shares and dollars)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Time-based restricted stock units:
Outstanding, beginning of period	525,980	$41.20	750,837	$40.15
Granted	91,700	57.99	124,850	42.49
Vested	(194,402)	42.01	(245,185)	39.42
Forfeited	(3,800)	40.13	(1,625)	39.32

Outstanding, end of period	419,478	44.50	628,877	40.90

Performance-based and market-based restricted stock units:
Outstanding, beginning of period	184,626	$40.42	132,775	$39.97
Granted	59,938	55.68	79,850	41.67
Vested	(22,826)	44.78	—	—
Forfeited	(3,800)	37.90	—	—

Outstanding, end of period	217,938	44.20	212,625	40.61

Performance based restricted stock units are based upon the achievement of the performance metric at 100%. These units have the potential to range from 0% to 200% of the shares disclosed, which varies based on grant year and individual participation level. Increases above the 100% target level are reflected as granted in the period in which performance-based stock unit goals are achieved. Decreases below the 100% target level are reflected as forfeited. Included in the amounts granted above for the performance-based restricted stock units were 1,013 shares related to awards that a performance metric in excess of 100% was achieved. These awards vested in the first quarter of 2014.

In the first three months of 2014 and 2013, the Company granted market-based awards totaling 56,225 and 76,175, respectively, to certain members of senior management, which are included in the table above as performance and market-based restricted stock activity. The vesting of these stock units is based on the relative total shareholder return (“TSR”) of the Company. This metric is generally based on relative TSR for a three-year period, as compared to a Property and Casualty Index of peer companies. The fair value of market based awards was estimated at the date of grant using a valuation model. These units have the potential to range from 0% to 150% of the shares disclosed. Included in the amount granted above were 1,875 shares related to market-based awards that achieved a payout in excess of 100%. These awards vested in the first quarter of 2014.

10. Earnings Per Share and Shareholders’ Equity Transactions

The following table provides weighted average share information used in the calculation of the Company’s basic and diluted earnings per share:

	Three Months Ended March 31,
(in millions, except per share data)	2014	2013

Basic shares used in the calculation of earnings per share	43.9	44.6
Dilutive effect of securities:
Employee stock options	0.4	0.3
Non-vested stock grants	0.5	0.4

Diluted shares used in the calculation of earnings per share	44.8	45.3

Per share effect of dilutive securities on income from continuing operations	$(0.03)	$(0.02)

Per share effect of dilutive securities on income from net income	$(0.02)	$(0.03)

Diluted earnings per share for the three months ended March 31, 2014 and 2013 excludes 0.7 million and 1.3 million, respectively, of common shares issuable under the Company’s stock compensation plans, because their effect would be antidilutive.

Since October 2007 and through March 2014, the Company’s Board of Directors has authorized aggregate repurchases of the Company’s common stock of up to $600 million. As of March 31, 2014, the Company has $130.7 million available for repurchases under these repurchase authorizations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. The Company is not required to purchase any specific number of shares or to make purchases by any certain date under this program. During the first three months of 2014, the Company purchased 0.1 million shares of the Company’s common stock at a cost of $6.3 million.

11. Commitments and Contingencies

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

The plaintiff filed an Amended Complaint adding two new named plaintiffs and additional claims on December 11, 2009. In response, the Company filed a Motion to Dismiss on January 30, 2010. In addition to the pending claim challenging the calculation of lump sum distributions, the Amended Complaint included: (a) a claim that the Plan failed to calculate participants’ account balances and lump sum payments properly because interest credits were based solely upon the performance of each participant’s selection from among various hypothetical investment options (as the Plan provided) rather than crediting the greater of that performance or the 30 year Treasury rate; (b) a claim that the 2004 Plan amendment, which changed interest crediting for all participants from the performance of participant’s investment selections to the 30 year Treasury rate, reduced benefits in violation of the Employee Retirement Income Security Act of 1974 (“ERISA”) for participants who had account balances as of the amendment date by not continuing to provide them performance-based interest crediting on those balances; and (c) claims against the Company for breach of fiduciary duty and ERISA notice requirements arising from the various interest crediting and lump sum distribution matters of which plaintiffs complain. On March 31, 2011, the District Court granted the Company and the Plan’s Motion to Dismiss on statute of limitations grounds the additional claims set forth in (a) and (b) above, however, in response to a motion for reconsideration, the Court allowed the new breach of fiduciary duty claim to stand, but only as to plaintiffs’ “whipsaw” claim that remained in the case. On June 22, 2012, the Company and the Plan filed a Partial Motion for Summary Judgment to dismiss the “whipsaw” claim of one of the named plaintiffs who received his lump sum distribution after December 31, 2003. On October 2, 2013, the Court granted the Company and the Plan’s Partial Motion for Summary Judgment and dismissed with prejudice the “whipsaw” claim of the named plaintiff who received a lump sum distribution after December 31, 2003 and the similar claims of the putative class members he sought to represent. On December 17, 2013, the Court entered an order certifying a class to bring “whipsaw” and related breach of fiduciary duty claims consisting of all persons who received a lump sum distribution between March 1, 1997 and December 31, 2003, and a subclass to bring such claims consisting of all persons who received lump sum distributions between March 1, 1997 and March 12, 2002. On December 17, 2013, the Court also granted plaintiffs’ motion for entry of a final order allowing an immediate appeal by the two named plaintiffs added in the Amended Complaint of their dismissed claims that the 2004 Plan amendment reduced benefits in violation of ERISA, and for one of them, that his post-2003 lump sum distribution should have been greater. On January 14, 2014, the Company filed a Motion to Alter or Amend the Court’s December 17, 2013 Order requesting that the Court reverse its order making the dismissed claims final and appealable or, in the alternative, stay merits discovery on the claims remaining in the district court pending resolution of the dismissed plaintiffs’ appeal. The Court denied this motion on April 30, 2014.

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

12. Subsequent Events

There were no subsequent events requiring adjustment to the financial statements and no additional disclosures required in the notes to the interim consolidated financial statements.

PART I

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist readers in understanding the interim consolidated results of operations and financial condition of The Hanover Insurance Group, Inc. and its subsidiaries (“THG”). Consolidated results of operations and financial condition are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes included elsewhere in this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2014.

Results of operations include the accounts of The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America (“Citizens”), our principal U.S. domiciled property and casualty companies; Chaucer Holdings plc (“Chaucer”), our United Kingdom (U.K.) domiciled specialist insurance underwriting group which operates through the Society and Corporation of Lloyd’s (“Lloyd’s”); and certain other insurance and non-insurance subsidiaries. Additionally, results of operations include our discontinued operations, consisting primarily of our former life insurance businesses and our accident and health business.

Executive Overview

Business operations consist of four operating segments: Commercial Lines, Personal Lines, Chaucer and Other.

Operating income before interest expense and income taxes was $85.0 million for the three months ended March 31, 2014, compared to $102.2 million in the same period in 2013, a decrease of $17.2 million. This decrease is due to higher catastrophe and non-catastrophe weather-related losses in the first three months of 2014, partially offset by improved Commercial Lines current accident year results and higher favorable development on prior years’ loss and loss adjustment expense (“LAE”) reserves (“prior years’ loss reserves”). Pre-tax catastrophe losses were $57.9 million for the three months ended March 31, 2014, compared to $21.7 million in the same period in 2013, an increase of $36.2 million. Favorable development on prior years’ loss reserves was $19.7 million for the three months ended March 31, 2014, compared to favorable development of $6.9 million in the same period in 2013, an increase of $12.8 million.

Over recent years, weather-related catastrophe and non-catastrophe losses have been in excess of longer term averages. Pricing in our Commercial and Personal Lines remains strong as the industry continues to respond to these increased weather-related losses, as well as to the earnings impact of reduced investment income as a result of low interest rates, and other factors. We are continuing efforts to improve our underwriting results in both our Commercial and Personal Lines, through rate increases and improvements to our mix of business.

Commercial Lines

We believe our unique approach to the small commercial market, distinctiveness in the middle market, and continued development of specialty lines provides us with a diversified portfolio of products and delivers significant value to agents and policyholders. The small commercial and middle market businesses are expected to contribute to premium growth in Commercial Lines over the next several years as we continue to pursue our core strategy of developing strong partnerships with agents, distinctive products, franchise value through limited distribution, and industry segmentation. Growth in our specialty lines continues to be an important part of our strategy, including the expansion of our product offerings in these lines supported by prior acquisitions of specialized businesses.

We believe these efforts have driven, and will continue to drive, improvement in our overall mix of business and ultimately our underwriting profitability. Commercial Lines net premiums written grew by 11.5% in the first three months of 2014, driven by our core commercial businesses. This growth is primarily due to rate increases, increased retention and targeted new business expansion.

Underwriting results declined in the first three months of 2014, as compared to the same period in 2013, due to higher catastrophe losses, partially offset by improved current accident year results. The competitive nature of the Commercial Lines market requires us to be highly disciplined in our underwriting process to ensure that we write business at acceptable margins, and we continue to seek rate increases across our lines of business.

Personal Lines

Personal Lines focuses on partnering with high quality, value-oriented agencies that deliver consultative selling and stress the importance of account rounding (the conversion of single policy customers to accounts with multiple policies and additional coverages). Approximately 76% of our policies in force are account business. We are focused on making investments that help maintain profitability, build a distinctive position in the market, help diversify us geographically from our historical core states of Michigan, Massachusetts, New York and New Jersey, and provide us with profitable growth opportunities.

Underwriting results declined in the first three months of 2014, as compared to the same period in 2013, due to higher catastrophe and non-catastrophe weather-related losses, partially offset by favorable development on prior years’ loss reserves. We continue to seek additional rate increases, subject to regulatory and competitive considerations, in our personal automobile line, particularly as a result of recent trends of higher loss severity in bodily injury. We also continue to seek rate increases in our homeowners lines as a result of the weather-related losses that the industry experienced in the past several years.

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

Underwriting results improved in the first three months of 2014, as compared to the same period in 2013, primarily due to higher favorable development on prior years’ loss reserves and lower catastrophe related losses, partially offset by higher non-catastrophe losses. Chaucer net premiums written increased by 24.8% in the first three months of 2014 due to expanded underwriting capabilities in our casualty lines, specific underwriting opportunities in our casualty, property and marine markets and the decision to increase our economic interest in Syndicate 1084 to 100% for 2014, up from 98% in 2013 and 84% in 2012. A majority of the premium increase in our casualty lines relates to business that predominantly has a January 1st renewal profile.

Chaucer has continued to experience overall downward pressure on rates during 2014. Rates in the marine and aviation, energy, property and casualty markets remained under pressure during first quarter of 2014 due to high industry capacity and a continued absence of major losses. U.K. motor market rates were modestly lower after two years of declines following significant increases in 2010 and 2011. In response to these challenging market conditions, we continue to actively manage Chaucer’s underwriting portfolio, using our expertise, distinctive underwriting capabilities and market knowledge to target specific attractive underwriting opportunities.

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

Results of Operations – Consolidated

Consolidated net income for the three months ended March 31, 2014 was $54.6 million, compared to $66.2 million for the three months ended March 31, 2013. The $11.6 million decrease is primarily driven by higher catastrophe and non-catastrophe weather-related losses, partially offset by improved Commercial Lines current accident year results and higher favorable development on prior years’ loss reserves.

In addition to consolidated net income, we assess our financial performance based upon pre-tax “operating income (loss),” and we assess the operating performance of each of our four operating segments based upon the pre-tax operating income (loss) generated by each segment. Operating income (loss) before taxes excludes interest expense on debt and certain other items which we believe are not indicative of our core operations, such as net realized investment gains and losses (including net gains and losses on certain derivative instruments). Such gains and losses are excluded since they are determined by interest rates, financial markets and the timing of sales. Also, operating income (loss) before taxes excludes net gains and losses on disposals of businesses, gains and losses related to the repayment of debt, discontinued operations, costs to acquire businesses, restructuring costs, extraordinary items, the cumulative effect of accounting changes and certain other items. Although the items excluded from operating income (loss) before taxes may be important components in understanding and assessing our overall financial performance, we believe a discussion of operating income before taxes enhances an investor’s understanding of our results of operations by highlighting net income (loss) attributable to the core operations of the business. However, operating income (loss) before taxes should not be construed as a substitute for income (loss) before income taxes and operating income (loss) should not be construed as a substitute for net income (loss).

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

The following table reflects operating income for each operating segment and a reconciliation of operating income to consolidated net income.

	Three Months Ended March 31,
(in millions)	2014	2013

Operating income (loss) before interest expense and income taxes:
Commercial Lines	$16.1	$33.0
Personal Lines	21.6	30.5
Chaucer	49.2	40.9
Other	(1.9)	(2.2)

Operating income before interest expense and income taxes	85.0	102.2
Interest expense on debt	(16.3)	(14.7)

Operating income before income taxes	68.7	87.5
Income tax expense on operating income	(21.7)	(27.6)

Operating income	47.0	59.9

Net realized investment gains	4.4	8.1
Net loss from repayment of debt	—	(7.8)
Net benefit (costs) related to acquired businesses	(0.9)	0.4
Net foreign exchange gains (losses)	(0.1)	0.7
Income tax benefit on non-operating items	4.3	5.1

Income from continuing operations, net of taxes	54.7	66.4
Net loss from discontinued operations, net of taxes	(0.1)	(0.2)

Net income	$54.6	$66.2

Results of Operations – Segments

The following is our discussion and analysis of the results of operations by business segment. The operating results are presented before interest expense, taxes and other items which management believes are not indicative of our core operations, including realized gains and losses.

The following table summarizes the results of operations for the periods indicated:

	Three Months Ended March 31,
(in millions)	2014	2013
Operating revenues
Net premiums written	$1,172.3	$1,076.7

Net premiums earned	1,163.0	1,094.3
Net investment income	67.0	67.3
Other income	9.5	10.6

Total operating revenues	1,239.5	1,172.2

Losses and operating expenses
Losses and LAE	750.5	683.4
Amortization of deferred acquisition costs	253.7	242.5
Other operating expenses	150.3	144.1

Total losses and operating expenses	1,154.5	1,070.0

Operating income before interest expense and income taxes	$85.0	$102.2

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Operating income before interest expense and income taxes was $85.0 million in the three months ended March 31, 2014, compared to $102.2 million for the three months ended March 31, 2013, a decrease of $17.2 million. Catastrophe related activity in the quarter was $57.9 million, compared to $21.7 million in the same period of 2013, an increase of $36.2 million. Excluding the impact of catastrophe related activity, segment earnings increased by $19.0 million. This increase was primarily due to improved Commercial Lines current accident year results and higher favorable development on prior years’ loss reserves, partially offset by higher weather-related losses. Favorable development on prior years’ loss reserves was $19.7 million in the quarter, compared to favorable development of $6.9 million in the same period in 2013.

Net premiums written grew by $95.6 million in the three months ended March 31, 2014, compared to the three months ended March 31, 2013, and net premiums earned grew by $68.7 million. Chaucer accounted for $62.3 million of the net premiums written increase and $51.2 million of the net premiums earned increase. Chaucer’s net premiums written increased due to expanded underwriting capabilities in our casualty lines, specific underwriting opportunities in our casualty, property and marine markets and the decision to increase our economic interest in Syndicate 1084 to 100% for 2014, up from 98% in 2013 and 84% in 2012. A majority of the premium increase in our casualty lines relates to business that predominantly has a January 1st renewal profile. Additionally, growth in our core commercial businesses, resulting from rate increases, strong retention and targeted new business expansion, was partially offset by a decrease in our Personal Lines net premiums written.

Production and Underwriting Results

The following table summarizes premiums written on a gross and net basis, net premiums earned and loss, LAE, expense and combined ratios for the Commercial Lines, Personal Lines and Chaucer segments. Loss, LAE, catastrophe loss and combined ratios shown below include prior year reserve development. These items are not meaningful for our Other segment.

	Three Months Ended March 31, 2014
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$597.8	$539.3	$512.7	7.8	67.2	36.8	104.0
Personal Lines	343.3	319.2	350.2	5.3	70.8	27.9	98.7
Chaucer	467.0	313.8	300.1	(0.2)	52.5	35.3	87.8

Total	$1,408.1	$1,172.3	$1,163.0	5.0	64.6	33.7	98.3

	Three Months Ended March 31, 2013
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$561.4	$483.6	$476.6	1.6	62.5	38.0	100.5
Personal Lines	367.2	341.6	368.8	3.2	69.3	27.2	96.5
Chaucer	389.5	251.5	248.9	1.0	52.0	34.7	86.7

Total	$1,318.1	$1,076.7	$1,094.3	2.0	62.4	33.7	96.1

The following table summarizes net premiums written, and loss and LAE and catastrophe loss ratios by line of business for the Commercial Lines and Personal Lines segments. Loss and LAE and catastrophe loss ratios include prior year reserve development.

	Three Months Ended March 31,
	2014			2013
(dollars in millions)	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios
Commercial Lines:
Commercial multiple peril	$172.9	73.8	19.2	$154.0	60.2	3.4
Commercial automobile	76.2	76.6	—	72.8	73.1	0.1
Workers’ compensation	71.3	67.8	—	62.2	63.4	—
Other commercial	218.9	58.3	3.8	194.6	60.1	1.0

Total Commercial Lines	$539.3	67.2	7.8	$483.6	62.5	1.6

Personal Lines:
Personal automobile	$211.8	74.3	—	$227.1	76.5	—
Homeowners	99.0	67.2	14.3	105.4	58.5	8.8
Other personal	8.4	43.1	3.9	9.1	47.2	5.7

Total Personal Lines	$319.2	70.8	5.3	$341.6	69.3	3.2

The following table summarizes premiums written on a gross and net basis and net premiums earned by line of business for the Chaucer segment.

	Three Months Ended March 31,
	2014			2013
(in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Chaucer:
Marine and aviation	$128.3	$91.0	$66.8	$108.3	$81.3	$58.8
U.K. motor	77.8	56.1	77.3	79.7	60.1	66.5
Property	106.8	59.2	46.6	92.2	47.8	44.5
Energy	59.5	24.4	53.2	51.8	17.7	44.8
Casualty and other	94.6	83.1	56.2	57.5	44.6	34.3

Total Chaucer	$467.0	$313.8	$300.1	$389.5	$251.5	$248.9

The following table summarizes GAAP underwriting results for the Commercial Lines, Personal Lines, Chaucer and Other segments and reconciles it to operating income.

	Three Months Ended March 31,
	2014					2013
(in millions)	Commercial Lines	Personal Lines	Chaucer	Other	Total	Commercial Lines	Personal Lines	Chaucer	Other	Total
GAAP underwriting profit (loss), excluding prior year reserve development and catastrophes	$19.5	$19.5	$16.2	$(0.2)	$55.0	$4.5	$27.4	$22.3	$(0.5)	$53.7
Prior year favorable (unfavorable) loss and LAE reserve development	(0.6)	1.0	19.6	(0.3)	19.7	(0.2)	(5.6)	13.3	(0.6)	6.9
Pre-tax catastrophe effect	(40.2)	(18.4)	0.7	—	(57.9)	(7.4)	(11.7)	(2.6)	—	(21.7)

GAAP underwriting profit (loss)	(21.3)	2.1	36.5	(0.5)	16.8	(3.1)	10.1	33.0	(1.1)	38.9
Net investment income	37.3	17.9	10.5	1.3	67.0	36.1	19.0	10.5	1.7	67.3
Fees and other income	2.0	2.9	3.9	0.7	9.5	2.0	3.3	4.5	0.8	10.6
Other operating expenses	(1.9)	(1.3)	(1.7)	(3.4)	(8.3)	(2.0)	(1.9)	(7.1)	(3.6)	(14.6)

Operating income (loss) before interest expense and income taxes	$16.1	$21.6	$49.2	$(1.9)	$85.0	$33.0	$30.5	$40.9	$(2.2)	$102.2

Commercial Lines

Commercial Lines net premiums written were $539.3 million in the three months ended March 31, 2014, compared to $483.6 million in the three months ended March 31, 2013. This $55.7 million increase was primarily driven by rate increases, increased retention, and targeted new business expansion in our core commercial businesses, partially offset by exposure management actions that focus on reducing volatility from weather-related events and driving profit improvement.

Commercial Lines underwriting loss for the three months ended March 31, 2014 was $21.3 million, compared to $3.1 million for the three months ended March 31, 2013, an increase of $18.2 million. Catastrophe related losses for the three months ended March 31, 2014 were $40.2 million, compared to $7.4 million for the three months ended March 31, 2014, an increase of $32.8 million. Unfavorable development on prior years’ loss reserves for the three months ended March 31, 2014 was $0.6 million, compared to $0.2 million for the three months ended March 31, 2013, a change of $0.4 million.

Commercial Lines current accident year underwriting profit, excluding catastrophes, was $19.5 million for the three months ended March 31, 2014, compared to $4.5 million for the three months ended March 31, 2013. This $15.0 million improvement in current accident year results was primarily due to lower losses in our commercial multiple peril, inland marine and surety lines, partially offset by higher losses in our commercial automobile line. In addition, the current quarter’s results benefited from growth in earned premium and the resulting positive effect on our expense ratio.

Pricing in Commercial Lines continues to be favorable due to recent years’ weather-related losses, as well as reduced investment income as a result of low interest rates, and other factors. We are continuing efforts to improve our underwriting results, including through increased rates; however, our ability to increase Commercial Lines net premiums written while maintaining or improving underwriting results may be affected by price competition and the current challenging economic environment. We also expect to continue our efforts to reduce our property exposures in certain geographic areas and classes of business, with a goal of improving our longer-term profitability and reducing earnings volatility. Also, in the past several years, weather-related catastrophe and non-catastrophe losses have been in excess of longer term averages. We continue to monitor these trends and consider them in our rate actions.

Personal Lines

Personal Lines net premiums written were $319.2 million in the three months ended March 31, 2014, compared to $341.6 million in the three months ended March 31, 2013, a decrease of $22.4 million. The primary factors contributing to this decrease were our continued property-focused exposure management actions and actions to improve underwriting results in all lines of business. These decreases were partially offset by higher rates in both our homeowners and personal automobile lines.

Net premiums written in the personal automobile line of business for the three months ended were $211.8 million compared to $227.1 million for the three months ended March 31, 2013, a decrease of $15.3 million. This decrease was primarily due to a decline in policies in force of 12.0%, primarily from ongoing exposure management actions and actions to improve underwriting results. This reduction in policies in force was partially offset by rate increases. Net premiums written in the homeowners line of business for the three months ended were $99.0 million compared to $105.4 million for the three months ended March 31, 2013, a decrease of $6.4 million. This is attributable to a decline in policies in force of 13.5%, as a result of aforementioned exposure management actions, partially offset by rate increases.

Personal Lines underwriting profit for the three months ended March 31, 2014 was $2.1 million, compared to underwriting profit of $10.1 million for the three months ended March 31, 2013, a change of $8.0 million. Catastrophe losses for the three months ended March 31, 2014 were $18.4 million, compared to $11.7 million for the three months ended March 31, 2013, an increase of $6.7 million. Favorable development on prior years’ loss reserves for the three months ended March 31, 2014 was $1.0 million, compared to unfavorable development of $5.6 million for the three months ended March 31, 2013, a change of $6.6 million primarily due to lower than expected losses in the personal automobile line.

Personal Lines current accident year underwriting profit, excluding catastrophes, was $19.5 million in the three months ended March 31, 2014, compared to $27.4 million for the three months ended March 31, 2013. This $7.9 million decline was due to increased non-catastrophe weather-related losses. In addition, the current quarter’s results were impacted by a decrease in earned premium and the resulting adverse effect on our expense ratio.

Although we have been able to obtain rate increases in our Personal Lines markets and believe that our ability to obtain these increases will continue, our ability to maintain Personal Lines net premiums written and to maintain and improve underwriting results may be affected by price competition, recent years’ weather-related losses, our exposure management actions, recent loss trends in bodily injury claims and regulatory and legal developments. In the past several years prior to 2013, weather-related catastrophe and non-catastrophe losses have been in excess of longer term averages. We monitor these trends and consider them in our rate actions.

Chaucer

Chaucer’s net premiums written were $313.8 million for the three months ended March 31, 2014, compared to $251.5 million for the three months ended March 31, 2013, an increase of $62.3 million, or 24.8%. Net premiums written increased due to expanded underwriting capabilities in our casualty lines, specific underwriting opportunities in our casualty, property and marine markets and the decision to increase our economic interest in Syndicate 1084 to 100% for 2014, up from 98% in 2013 and 84% in 2012. A majority of the premium increase in our casualty lines relates to business that predominantly has a January 1st renewal profile.

Chaucer’s underwriting profit for the three months ended March 31, 2014 was $36.5 million, compared to $33.0 million for the three months ended March 31, 2013, an improvement of $3.5 million. These improved results were primarily due to increased favorable development on prior years’ loss reserves and lower catastrophe losses, partially offset by higher non-catastrophe related losses. Favorable development on prior years’ loss reserves for the three months ended March 31, 2014 was $19.6 million, compared to $13.3 million for the three months ended March 31, 2013, a change of $6.3 million. The impact of catastrophes for the three months ended March 31, 2014 was a benefit of $0.7 million, compared to a charge of $2.6 million for the three months ended March 31, 2013, a change of $3.3 million. Higher non-catastrophe losses were primarily due to higher losses in our marine and aviation lines.

We continue to experience significant competition across the international insurance industry. Current pricing conditions in marine and aviation, energy, property and casualty continue to be affected by an absence of major industry losses and excess capacity. We expect U.K. motor rates to remain modestly lower after two years of declines following significant increases in 2010 and 2011. There can be no assurance that we will be able to maintain adequate rates in light of economic and regulatory conditions in our markets.

Other

Other operating loss was $1.9 million for the three months ended March 31, 2014, compared to $2.2 million for the three months ended March 31, 2013. This $0.3 million decrease in loss is primarily due to lower losses in our voluntary pools business.

Reserve for Losses and Loss Adjustment Expenses

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses.

	Three Months Ended March 31,
(in millions)	2014	2013

Gross loss and LAE reserves, beginning of period	$6,231.5	$6,197.0
Reinsurance recoverable on unpaid losses	2,030.4	2,074.3

Net loss and LAE reserves, beginning of period	4,201.1	4,122.7
Net incurred losses and LAE in respect of losses occurring in:
Current year	770.2	690.3
Prior years	(19.7)	(6.9)

Total incurred losses and LAE	750.5	683.4

Net payments of losses and LAE in respect of losses occurring in:
Current year	200.2	165.7
Prior years	455.2	517.0

Total payments	655.4	682.7

Effect of foreign exchange rate changes	5.5	(47.0)

Net reserve for losses and LAE, end of period	4,301.7	4,076.4
Reinsurance recoverable on unpaid losses	2,021.7	2,016.1

Gross reserve for losses and LAE, end of period	$6,323.4	$6,092.5

The table below summarizes the gross reserve for losses and LAE by line of business.

(in millions)	March 31, 2014	December 31, 2013
Commercial multiple peril	$636.5	$597.5
Workers’ compensation	605.6	596.1
Commercial automobile	306.4	297.9
AIX	343.1	337.5
Other	479.0	470.7

Total Commercial and Other	2,370.6	2,299.7

Personal automobile	1,395.4	1,413.1
Homeowners and other	149.9	137.2

Total Personal	1,545.3	1,550.3

Total Chaucer	2,407.5	2,381.5

Total loss and LAE reserves	$6,323.4	$6,231.5

Other lines are primarily comprised of our general liability, umbrella, professional and management liability, marine, voluntary pools, surety, and healthcare lines. Included in the above table, primarily in other lines, are $61.2 million and $61.9 million of asbestos and environmental reserves as of March 31, 2014 and December 31, 2013, respectively. Included in the Chaucer segment in the above table are $228.1 million and $230.6 million of reserves as of March 31, 2014 and December 31, 2013, respectively, related to Chaucer’s financial and professional liability lines written in 2008 and prior, previously included in Syndicate 4000. Effective January 1, 2014, Syndicate 1084 accepted the liabilities of Syndicate 4000 for the 2008 year of account and prior. This transaction resulted in the closure of the Syndicate 4000 and has no impact on a consolidated basis.

Prior Year Development

Loss and LAE reserves for claims occurring in prior years developed favorably by $19.7 million for the three months ended March 31, 2014 compared to favorable development of $6.9 million for the three months ended March 31, 2013.

The primary drivers of reserve development for the three months ended March 31, 2014 were as follows:

•	Lower than expected losses within Chaucer’s business as follows:

•	marine and aviation line, primarily in the 2008 through 2012 accident years.

•	property line, primarily in the 2010 through 2013 accident years,

•	Lower than expected losses within our workers’ compensation line, primarily related to accident years 2012 and 2013.

•	Lower than expected losses within our personal automobile line, primarily related to accident year 2013.

Partially offsetting the favorable development discussed above were the following:

•	Higher than expected large losses within our Chaucer energy line, primarily related to accident year 2013.

•	Higher than expected large losses within our commercial automobile line, primarily related to liability coverage in accident years 2010 through 2013.

The primary drivers of reserve development for the three months ended March 31, 2013 were as follows:

•	Lower than expected losses within Chaucer’s property line, primarily in the 2011 and 2012 accident years.

•	Higher than expected losses within our personal automobile line, primarily related to bodily injury severity in the 2011 and 2012 accident years and physical damage in the 2012 accident year.

•	Higher than expected losses within our other commercial lines, primarily related to the 2012 accident year.

•	Higher than expected large losses within our commercial automobile line, primarily related to liability coverage in the 2011 accident year.

•	Partially offsetting the unfavorable development within Commercial Lines was lower than expected losses within our workers’ compensation line related to the 2008 through 2012 accident years.

It is not possible to know whether the factors that affected loss reserves in the first three months of 2014 will also occur in future periods. As discussed in detail in our Form 10-K for the year ended December 31, 2013, there are inherent uncertainties in estimating reserves for losses and loss adjustment expenses. We encourage you to read our Form 10-K for more information about our reserving process and the judgments, uncertainties and risks associated therewith.

Investments

Investment Results

Net investment income before taxes decreased $0.3 million to $67.0 million for the three months ended March 31, 2014, primarily due to the impact of lower new money yields. This decrease was partially offset by additional income resulting from our investment of operational cash flows. Average pre-tax earned yields on fixed maturities were 3.79% and 4.03% for the three months ended March 31, 2014 and 2013, respectively. We expect average investment yields to continue to decline as new money rates remain lower than embedded book yields.

Investment Portfolio

We held cash and investment assets diversified across several asset classes, as follows:

	March 31, 2014		December 31, 2013
(dollars in millions)	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
Fixed maturities, at fair value	$7,007.5	85.2%	$6,970.6	86.3%
Equity securities, at fair value	501.0	6.1	430.2	5.3
Cash and cash equivalents	476.3	5.8	486.2	6.0
Other investments	235.8	2.9	192.5	2.4

Total cash and investments	$8,220.6	100.0%	$8,079.5	100.0%

Cash and Investments

Total cash and investments increased $141.1 million, or 1.7%, for the three months ended March 31, 2014, of which equity securities increased $70.8 million, other investments increased $43.3 million and fixed maturities increased $36.9 million. Equity securities increased due to purchases of dividend yielding stocks and exchange traded funds, as well as market value appreciation. Other investments increased from funding commercial mortgage loan participations and overseas deposits. Fixed maturities increased primarily due to market value appreciation and the investment of positive operational cash flows, partially offset by dispositions to fund the purchases of equities and other assets.

Our fixed maturity portfolio is comprised of corporate securities, taxable and tax-exempt municipal securities, residential mortgage-backed securities, commercial mortgage-backed securities, U.S. government securities, foreign government securities and asset-backed securities. Equity securities primarily consist of common stocks, exchange traded funds, and non-redeemable preferred stocks.

The following table provides information about the investment types of our fixed maturities portfolio:

	March 31, 2014
(in millions)			Net	Change in Net
	Amortized		Unrealized	Unrealized
Investment Type	Cost	Fair Value	Gain (Loss)	During 2014
U.S. Treasury and government agencies	$402.0	$396.6	$(5.4)	$5.5
Foreign government	317.3	319.1	1.8	1.3
Municipals:
Taxable	951.4	986.2	34.8	16.9
Tax exempt	145.7	148.8	3.1	2.7
Corporate	3,700.9	3,864.5	163.6	29.6
Asset-backed:
Residential mortgage-backed	697.2	707.5	10.3	4.3
Commercial mortgage-backed	405.5	413.3	7.8	2.1
Asset-backed	169.8	171.5	1.7	(0.1)

Total fixed maturities	$6,789.8	$7,007.5	$217.7	$62.3

Net unrealized gains on fixed maturities increased $62.3 million, or 40.1%, to $217.7 million at March 31, 2014, compared to $155.4 million at December 31, 2013, primarily due to lower prevailing interest rates and tightening of credit spreads.

Amortized cost and fair value by rating category were as follows:

		March 31, 2014			December 31, 2013
(dollars in millions) NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost	Fair Value	% of Total Fair Value	Amortized Cost	Fair Value	% of Total Fair Value
1	Aaa/Aa/A	$4,888.7	$5,008.9	71.5%	$4,934.1	$5,009.7	71.9%
2	Baa	1,516.1	1,590.8	22.7	1,494.0	1,555.5	22.3%
3	Ba	170.4	180.3	2.6	164.7	173.1	2.5%
4	B	167.9	177.9	2.5	170.8	178.4	2.5%
5	Caa and lower	44.6	47.1	0.7	44.1	46.0	0.7%
6	In or near default	2.1	2.5	—	7.5	7.9	0.1%

Total fixed maturities		$6,789.8	$7,007.5	100.0%	$6,815.2	$6,970.6	100%

Based on ratings by the National Association of Insurance Commissioners (“NAIC”), approximately 94% of the fixed maturity portfolio consisted of investment grade securities at March 31, 2014 and December 31, 2013, respectively. The quality of our fixed maturity portfolio remains strong based on ratings, capital structure position, support through guarantees, underlying security, issuer diversification and yield curve position.

Our fixed maturity and equity securities are classified as available-for-sale and are carried at fair value. Financial instruments whose value was determined using significant management judgment or estimation constituted less than 1% of the total assets we measured at fair value. (See also Note 5 – “Fair Value” in the Notes to Interim Consolidated Financial Statements).

Other investments consisted primarily of overseas deposits, which are primarily foreign denominated investments maintained in overseas funds and managed exclusively by Lloyd’s. These funds are required in order to protect policyholders in overseas markets and enable Chaucer to operate in those markets. Access to those funds is restricted, and we have no control over the investment strategy. Also included in other investments were investments in limited partnerships and commercial mortgage loan participations.

Although we expect to invest new funds primarily in investment grade fixed maturities, we have invested, and expect to continue to invest, a portion of funds in common equity securities, below investment grade fixed maturities and other investment assets.

Other-than-Temporary Impairments

We recognized no other-than-temporary impairments (“OTTI”) in earnings for the three months ended March 31, 2014. For the three months ended March 31, 2013, we recognized in earnings $0.5 million of OTTI on debt securities, primarily related to estimated credit losses on residential mortgage-backed securities.

Unrealized Losses

The following table provides information about our fixed maturities and equity securities that were in an unrealized loss position. (See also Note 4 – ‘‘Investments’’ in the Notes to Interim Consolidated Financial Statements.)

	March 31, 2014		December 31, 2013
(in millions)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Fixed maturities:
Investment grade:
12 months or less	$34.3	$1,411.0	$64.7	$2,102.4
Greater than 12 months	17.4	227.0	21.9	203.7

Total investment grade fixed maturities	51.7	1,638.0	86.6	2,306.1

Below investment grade:
12 months or less	1.5	37.0	3.0	73.9
Greater than 12 months	1.5	24.1	1.9	22.9

Total below investment grade fixed maturities	3.0	61.1	4.9	96.8

Equity securities:
12 months or less	1.7	24.6	2.8	45.2
Greater than 12 months	0.5	0.5	0.4	0.7

Total equity securities	2.2	25.1	3.2	45.9

Total	$56.9	$1,724.2	$94.7	$2,448.8

Gross unrealized losses at March 31, 2014 decreased $37.8 million compared to December 31, 2013, primarily attributable to lower prevailing interest rates and tightening of credit spreads. At March 31, 2014, gross unrealized losses consisted primarily of $21.4 million of corporate fixed maturities, $10.5 million in municipal securities, $9.9 million of U.S. Treasury and government agency securities and $8.7 million of residential mortgage-backed securities.

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

The following table sets forth gross unrealized losses for fixed maturities by maturity period and for equity securities at March 31, 2014 and December 31, 2013. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers.

(in millions)	March 31, 2014	December 31, 2013

Due in one year or less	$0.6	$0.5
Due after one year through five years	5.0	8.4
Due after five years through ten years	18.0	36.6
Due after ten years	19.2	26.9

	42.8	72.4
Mortgage-backed and asset-backed securities	11.9	19.1

Total fixed maturities	54.7	91.5
Equity securities	2.2	3.2

Total fixed maturities and equity securities	$56.9	$94.7

The carrying values of defaulted fixed maturity securities on non-accrual status at March 31, 2014 and December 31, 2013 were not material. The effects of non-accruals compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities, were reductions in net investment income of $0.5 million and $0.6 million for the three months ended March 31, 2014 and 2013, respectively. Any defaults in the fixed maturities portfolio in future periods may negatively affect investment income.

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

Monetary policies in the developed economies, particularly in the United States, Europe and Japan, are supportive of moderate economic growth, while fiscal policies are more divergent and subject to change. During 2014 in the United States, the Federal Reserve (the “Fed”) began tapering its $85 billion of monthly bond purchases, known as quantitative easing. The Fed has indicated that it does not plan to begin raising short-term rates in the near future and is expected to continue to provide forward guidance to keep rates relatively stable even as the economy strengthens. As a result, we anticipate marginally higher new money yields and lower fixed maturity market values throughout the remainder of 2014.

While the United States is beginning to reduce its extraordinary measures, other major central banks, such as the Bank of England, the European Central Bank and the Bank of Japan, continue with their stimulus policies as they seek higher growth, and in the case of the latter two, prevent deflation. The removal, modification or suggestion of changes in these policies could have an adverse effect on prevailing market interest rates and on issuers’ level of business activity or liquidity, increasing the probability of future defaults. While we may experience defaults on fixed income securities, particularly with respect to non-investment grade debt securities, it is difficult to foresee which issuers, industries or markets will be affected. As a result, the value of our fixed maturity portfolio could change rapidly in ways we cannot currently anticipate, and we could incur additional realized and unrealized losses in future periods.

Other Items

Net income also included the following items:

	Three Months Ended March 31,
(in millions)	Commercial Lines	Personal Lines	Chaucer	Other	Discontinued Operations	Total
2014

Net realized investment gains	$2.6	$1.3	$0.5	$—	$—	$4.4
Net costs related to acquired businesses	—	—	—	(0.9)	—	(0.9)
Net foreign exchange losses	—	—	—	(0.1)	—	(0.1)
Discontinued operations, net of taxes	—	—	—	—	(0.1)	(0.1)

2013

Net realized investment gains (losses)	$5.4	$2.8	$(0.1)	$—	$—	$8.1
Net loss from repayment of debt	(5.2)	(2.6)	—	—	—	(7.8)
Net benefit related to acquired businesses	—	—	—	0.4	—	0.4
Net foreign exchange gains	—	—	—	0.7	—	0.7
Discontinued operations, net of taxes	—	—	—	—	(0.2)	(0.2)

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

Net realized gains on investments were $4.4 million for the three months ended March 31, 2014 compared to net realized gains on investments of $8.1 million for the three months ended March 31, 2013. Net realized gains in 2014 were primarily due to $4.3 million of gains recognized from the sale of fixed maturities and equities. Net realized gains in 2013 were primarily due to $8.7 million of gains recognized from the sale of equities and fixed maturities, partially offset by $0.5 million of other-than-temporary impairments.

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

The provision for income taxes from continuing operations was an expense of $17.4 million in the three months ended March 31, 2014, compared to an expense of $22.5 million during the same period in 2013. These provisions resulted in consolidated effective federal tax rates of 24.1% and 25.3% for the three months ended March 31, 2014 and 2013, respectively. These provisions reflect benefits related to tax planning strategies implemented in prior years of $4.1 million and $5.4 million during the three months ended March 31, 2014 and 2013, respectively and benefits related to the reduction of a valuation allowance of $1.4 million during the three months ended March 31, 2014. Absent these benefits, the provision for income taxes would have been $22.9 million or 31.8% and $27.9 million or 31.4% for the three months ended March 31, 2014 and 2013, respectively. The increase in the effective tax rate is primarily due to higher projected underwriting income in 2014.

The income tax provision on operating income was an expense of $21.7 million during the three months ended March 31, 2014, compared to an expense of $27.6 million during the same period in 2013. These provisions resulted in effective tax rates for operating income of 31.6% and 31.5% in 2014 and 2013, respectively.

During the first three months of 2014, we released the valuation allowance related to our deferred tax assets of $2.9 million held at the beginning of the year. The write off of this valuation allowance resulted from appreciation in our investment portfolio. Accordingly, we recorded decreases in our valuation allowance of $1.5 million as an adjustment to accumulated other comprehensive income and $1.4 million as an adjustment to income tax expense.

Critical Accounting Estimates

Interim consolidated financial statements have been prepared in conformity with U.S. GAAP and include certain accounting policies that we consider to be critical due to the amount of judgment and uncertainty inherent in the application of those policies. While we believe that the amounts included in our consolidated financial statements reflect our best judgment, the use of different assumptions could produce materially different accounting estimates. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, we believe the following accounting estimates are critical to our operations and require the most subjective and complex judgment:

•	Reserve for losses and loss expenses

•	Reinsurance recoverable balances

•	Pension benefit obligations

•	Other-than-temporary impairments (“OTTI”)

•	Deferred tax assets

For a more detailed discussion of these critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2013.

Statutory Surplus of U.S. Insurance Subsidiaries

The following table reflects statutory surplus for our U.S. insurance subsidiaries:

(in millions)	March 31, 2014	December 31, 2013

Total Statutory Capital and Surplus – U.S. Insurance Subsidiaries	$1,900.4	$1,834.3

The statutory capital and surplus for our U.S. insurance subsidiaries increased $66.1 million during the first three months of 2014, primarily due to operating results, realized and unrealized gains on investments and an increase in admitted tax assets.

The NAIC prescribes an annual calculation regarding risk based capital (“RBC”). RBC ratios for regulatory purposes are expressed as a percentage of the capital required to be above the Authorized Control Level (the “Regulatory Scale”); however, in the insurance industry, RBC ratios are widely expressed as a percentage of the Company Action Level. The following table reflects the Company Action Level, the Authorized Control Level and RBC ratios for Hanover Insurance (which includes Citizens and other U.S. insurance subsidiaries), as of March 31, 2014, expressed both on the Industry Scale (Total Adjusted Capital divided by the Company Action Level) and Regulatory Scale (Total Adjusted Capital divided by Authorized Control Level):

(dollars in millions)	Company Action Level	Authorized Control Level	RBC Ratio Industry Scale	RBC Ratio Regulatory Scale

The Hanover Insurance Company	$722.9	$361.4	262%	523%

Lloyd’s Capital Requirement

Chaucer corporate members operate in the Lloyd’s market, which requires that these members deposit funds, referred to as “Funds at Lloyd’s”, to support their underwriting interests. Lloyd’s sets required capital annually for all participating syndicates based on each syndicate’s business plans, the rating and reserving environment, and discussions with regulatory and rating agencies. Although the minimum capital levels are set by Lloyd’s, it is the responsibility of Chaucer to continually monitor the risk profiles of its managed syndicates to ensure that the level of funding remains appropriate. Such capital is comprised of cash and cash equivalents, investments, undrawn letters of credit provided by various banks and other assets. At March 31, 2014, we are in compliance with the capital requirements. We expect to be able to meet these capital requirements in the future.

We have the following securities, assets and letters of credit pledged to Lloyd’s to satisfy these capital requirements at March 31, 2014. In 2012, we decided not to renew the capital provision reinsurance treaty for the 2013 underwriting year with Flagstone Re. In accordance with the terms of the capital provision reinsurance treaty, Flagstone Re is obligated to provide Funds at Lloyd’s in relation to its participation for the 2009 through 2012 underwriting years, until such time that their participation ceases.

(in millions)
Letters of credit	$216.7
Reinsurance treaty	71.2
Fixed maturities, at fair value	335.4
Cash and cash equivalents	1.3

Total securities, assets and letters of credit pledged to Lloyd’s	$624.6

Liquidity and Capital Resources

Liquidity is a measure of our ability to generate sufficient cash flows to meet the cash requirements of business operations. As a holding company, our primary ongoing source of cash is dividends from our insurance subsidiaries. However, dividend payments to us by our U.S. insurance subsidiaries are subject to limitations imposed by regulators, such as prior notice periods and the requirement that dividends in excess of a specified percentage of statutory surplus or prior year’s statutory earnings receive prior approval (so called “extraordinary dividends”). No dividends were paid to the holding company by Hanover Insurance during the first quarter of 2014.

Dividend payments to the holding company by Chaucer are regulated by U.K. law. Dividends from Chaucer are dependent on dividends from its subsidiaries. Annual dividend payments from Chaucer are limited to retained earnings that are not restricted by capital and other requirements for business at Lloyd’s. Also, Chaucer must provide advance notice to the U.K.’s Prudential Regulation Authority (“PRA”), one of the successors to the Financial Services Authority, of certain proposed dividends or other payments from PRA regulated entities. No dividends were paid to the holding company by Chaucer during the first quarter of 2014.

In connection with an intercompany borrowing arrangement between Chaucer and the holding company, interest on a $300 million note is paid by Chaucer on a quarterly basis to the holding company. This interest may be deferred at the election of the holding company. If deferred, the interest is added to the principal. For the three months ended March 31, 2014 and 2013, Chaucer paid $5.5 million and $5.6 million, respectively, of interest to the holding company.

At March 31, 2014, THG, as a holding company, held approximately $105.1 million of fixed maturities and cash. We believe our holding company assets are sufficient to meet our future obligations, which consist primarily of dividends to our shareholders (as and to the extent declared), the interest on our senior and subordinated debentures, certain costs associated with benefits due to our former life employees and agents, additional funds relating to the purchase of Chaucer, and, to the extent required, payments related to indemnification of liabilities associated with the sale of various subsidiaries. We do not expect that it will be necessary to dividend additional funds from our insurance subsidiaries in order to fund 2014 holding company obligations; however, we may decide to do so.

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

Net cash provided by operating activities was $62.9 million during the first three months of 2014, as compared to net cash used in operating activities of $17.5 million during the first three months of 2013. The $80.4 million change primarily resulted from increased premium collections and decreased loss and LAE payments during the first quarter of 2014.

Net cash used in investing activities was $60.0 million during the first three months of 2014, as compared to net cash provided by investing activity of $83.5 million during the first three months of 2013. During 2014, cash used in investing activities primarily related to net purchases of equity securities and other investments, partially offset by net disposals of fixed maturities. In 2013, cash provided was primarily related to net disposals of fixed maturities, partially offset by purchases of equity securities.

Net cash used in financing activities was $14.5 million during the first three months of 2014, as compared to net cash provided by financing activities of $66.9 million during the first three months of 2013. During 2014, cash used in financing activities primarily resulted from the payment of dividends to shareholders and repurchases of common stock. During 2013, cash provided by financing activities primarily resulted from the issuance, on March 20, 2013, of $175.0 million of unsecured subordinated debentures. Cash received from the issuance of debt was partially offset by the repayment of FHLBB borrowings, repurchases of common stock, repayments of collateral related to our securities lending program and the payment of dividends to shareholders.

Dividends to common shareholders are subject to quarterly board approval and declaration. During the first three months of 2014, as declared by the Board, we paid a quarterly dividend of $0.37 per share to our shareholders, totaling $16.3 million. We believe that our holding company assets are sufficient to provide for future shareholder dividends should the Board of Directors declare them.

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

Since October 2007 and through March 2014, our Board of Directors has authorized aggregate repurchases of our common stock of up to $600 million. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. During the first three months of 2014, we repurchased 0.1 million shares of our common stock at a cost of $6.3 million. Additionally, from time to time, we may also repurchase our debt.

We have a $200.0 million credit agreement which expires in November 2018, with an option to increase the facility to $300.0 million assuming no default and satisfaction of certain other conditions. The agreement also includes a $50 million sub-facility for standby letters of credit that can be used for general corporate purposes. The agreement contains financial covenants including, but not limited to, maintaining at least a certain level of consolidated equity, maximum consolidated leverage ratios and requires certain of our subsidiaries to maintain a minimum RBC ratio. We had no borrowings under this agreement during the first quarter of 2014.

We also have a Standby Letter of Credit Facility (the “Facility Agreement”) not to exceed £130.0 million (or $217.1 million) outstanding at any one time, with the option to increase the amount available for issuances of letters of credit to £195.0 million (or $325.7 million) in the aggregate on one occasion only during the term of the Facility Agreement (subject to the consent of all lenders and assuming no default and satisfaction of other specified conditions). Amounts in U.S. dollars were converted based on the foreign currency exchange rate of 1.67 at March 31, 2014. The agreement provides certain covenants including, but not limited to, the syndicates’ financial condition. The Facility Agreement provides regulatory capital supporting Chaucer’s underwriting activities for the 2014 and 2015 years of account and each prior open year of account and is generally renewed biennially to support new underwriting years.

Simultaneous with the Facility Agreement, we entered into a Guaranty Agreement (the “Guaranty Agreement”) with Lloyds Bank plc, as Facility Agent and Security Agent, pursuant to which, we unconditionally guarantee the obligations of Chaucer under the Amended Facility Agreement. The Guaranty Agreement contains certain customary financial covenants related to our primary U.S. domiciled property and casualty companies and certain negative covenants that limit our ability, among other things, to incur or assume certain debt, grant liens on our property, merge or consolidate, dispose of assets, materially change the nature or conduct of our business and make restricted payments (except, in each case, as provided by certain exceptions). The Guaranty Agreement also contains certain customary representations and warranties.

For a more detailed discussion of our credit agreements, see also “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2013.

At March 31, 2014, we were in compliance with the covenants of our debt and credit agreements.

Off-Balance Sheet Arrangements

We currently do not have any material off-balance sheet arrangements that are reasonably likely to have an effect on our financial position, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contingencies and Regulatory Matters

Information regarding contingencies and regulatory matters appears in Part I – Note 11 “Commitments and Contingencies” in the Notes to Interim Consolidated Financial Statements.

Risks and Forward-Looking Statements

Information regarding risk factors and forward-looking information appears in Part II – Item 1A of this Quarterly Report on Form 10-Q and in Part I – Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. This Management’s Discussion and Analysis should be read and interpreted in light of such factors.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Our market risks, the ways we manage them, and sensitivity to changes in interest rates, equity price risk, and foreign currency exchange risk are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2013, included in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes in the first three months of 2014 to these risks or our management of them.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the internal control over financial reporting, as required by Rule 13a-15(d) of the Exchange Act, to determine whether any changes occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there were no such changes during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Reference is made to the litigation matter captioned “Durand Litigation” under “Commitments and Contingencies – Legal Proceedings” in Note 11 in the Notes to Interim Consolidated Financial Statements.

ITEM 1A – RISK FACTORS

This document contains, and management may make, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, may be forward-looking statements. When used in our Management’s Discussion and Analysis, the words: “believes”, “anticipates”, “expects”, “projections”, “outlook”, “should”, “could”, “plan”, “guidance”, “likely”, “on track to”, “targeted” and similar expressions are intended to identify forward-looking statements. We wish to caution readers that accuracy with respect to forward-looking projections is difficult and risks and uncertainties, in some cases, have affected and in the future could affect our actual results and could cause our actual results for the remainder of 2014 and beyond to differ materially from historical results and from those expressed in any of our forward-looking statements. We operate in a business environment that is continually changing, and as such, new risk factors may emerge over time. Additionally, our business is conducted in competitive markets and therefore involves a higher degree of risk. We cannot predict these new risk factors nor can we assess the impact, if any, that they may have on our business in the future. Some of the factors that could cause actual results to differ include, but are not limited to, the following:

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

For a more detailed discussion of our risks and uncertainties, see also Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Shares purchased in the first quarter of 2014 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (in millions)(1)
January 1 – 31, 2014(2)	72,817	$56.65	56,138	$134
February 1 – 28, 2014(3)	113,347	56.46	57,090	131
March 1 – 31, 2014(4)	9,478	59.84	951	131

Total	195,642	$56.69	114,179	$131

(1)	Since the announcement of our share repurchase program on October 29, 2007, the Board has authorized us to repurchase up to $600 million in shares of our common stock, including a $100 million increase in the program in 2013, using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions.
(2)	Includes 16,679 shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards.
(3)	Includes 56,257 shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards.
(4)	Includes 8,527 shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards.

ITEM 6 – EXHIBITS

EX – 31.1	Certification of the Chief Executive Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX – 31.2	Certification of the Chief Financial Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX – 32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

EX – 32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

EX – 101	The following materials from The Hanover Insurance Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Income for the three months ended March 31, 2014 and 2013; (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013; (iii) Consolidated Balance Sheets at March 31, 2014 and December 31, 2013; (iv) Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (vi) related notes to these financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hanover Insurance Group, Inc
Registrant

April 30, 2014	/s/ Frederick H. Eppinger, Jr.
Date	Frederick H. Eppinger, Jr.
President, Chief Executive Officer and Director

April 30, 2014	/s/ David B. Greenfield
Date	David B. Greenfield
Executive Vice President, Chief Financial Officer and Principal Accounting Officer