Form 10-Q
period 2014-06-30
HANOVER INSURANCE GROUP, INC.
filed 2014-08-01
CIK 944695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

◻TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	◻

Non-accelerated filer	◻ (Do not check if a smaller reporting company)	Smaller reporting company	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ◻    No   ☒

The number of shares outstanding of the registrant’s common stock was 44,189,747 as of July 30, 2014.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2014	2013	2014	2013
Revenues
Premiums	$1,174.7	$1,090.8	$2,337.7	$2,185.1
Net investment income	67.0	67.9	134.0	135.2
Net realized investment gains (losses):
Net realized gains from sales and other	22.3	14.8	26.7	23.4
Net other–than–temporary impairment losses on investments
recognized in earnings	(0.1)	(1.1)	(0.1)	(1.6)
Total net realized investment gains	22.2	13.7	26.6	21.8
Fees and other income	9.1	10.2	18.6	20.8
Total revenues	1,273.0	1,182.6	2,516.9	2,362.9

Losses and expenses
Losses and loss adjustment expenses	725.5	692.1	1,476.0	1,375.5
Amortization of deferred acquisition costs	259.6	232.7	513.3	475.2
Interest expense	16.3	17.4	32.6	32.1
Other operating expenses	163.9	174.5	315.2	325.3
Total losses and expenses	1,165.3	1,116.7	2,337.1	2,208.1
Income before income taxes	107.7	65.9	179.8	154.8

Income tax expense (benefit):
Current	(1.6)	(0.5)	7.6	3.5
Deferred	26.8	13.3	35.0	31.8
Total income tax expense	25.2	12.8	42.6	35.3

Income from continuing operations	82.5	53.1	137.2	119.5
Net gain from discontinued operations (net of tax benefit
(expense) of $0.1 and $(0.1) for the three months ended
June 30, 2014 and June 30, 2013 and $0.2 for the six months
ended June 30, 2014)	0.1	0.3	-	0.1
Net income	$82.6	$53.4	$137.2	$119.6

Earnings per common share:
Basic:
Income from continuing operations	$1.87	$1.21	$3.12	$2.70
Net gain from discontinued operations	0.01	-	-	-
Net income per share	$1.88	$1.21	$3.12	$2.70
Weighted average shares outstanding	44.1	44.0	44.0	44.3

Diluted:
Income from continuing operations	$1.84	$1.19	$3.06	$2.65
Net gain from discontinued operations	-	-	-	0.01
Net income per share	$1.84	$1.19	$3.06	$2.66
Weighted average shares outstanding	44.9	44.8	44.8	45.0

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2014	2013	2014	2013
Net income	$82.6	$53.4	$137.2	$119.6
Other comprehensive income (loss), net of tax:
Available-for-sale securities and derivative instruments:
Net appreciation (depreciation) during the period	34.3	(138.2)	81.5	(132.7)
Change in other-than-temporary impairment losses
recognized in other comprehensive income	-	0.8	1.6	0.7
Total available-for-sale securities and derivative instruments	34.3	(137.4)	83.1	(132.0)
Pension and postretirement benefits:
Amortization recognized as net periodic benefit and
postretirement cost	1.6	4.1	3.4	6.0
Cumulative foreign currency translation adjustment:
Amount recognized as cumulative foreign currency
translation during the period	3.1	(0.1)	3.0	(10.1)
Total other comprehensive income (loss), net of tax	39.0	(133.4)	89.5	(136.1)
Comprehensive income (loss)	$121.6	$(80.0)	$226.7	$(16.5)

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
(In millions, except share data)	2014	2013
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $6,785.1 and $6,815.2)	$7,058.5	$6,970.6
Equity securities, at fair value (cost of $446.4 and $366.5)	530.5	430.2
Other investments	238.5	192.5
Total investments	7,827.5	7,593.3
Cash and cash equivalents	606.2	486.2
Accrued investment income	70.0	68.0
Premiums and accounts receivable, net	1,515.9	1,324.6
Reinsurance recoverable on paid and unpaid losses and unearned premiums	2,416.7	2,335.0
Deferred acquisition costs	540.6	506.0
Deferred income taxes	145.6	239.7
Goodwill	185.2	184.9
Other assets	542.1	526.1
Assets of discontinued operations	115.0	114.9
Total assets	$13,964.8	$13,378.7

Liabilities
Loss and loss adjustment expense reserves	$6,448.0	$6,231.5
Unearned premiums	2,689.0	2,515.8
Expenses and taxes payable	569.7	637.2
Reinsurance premiums payable	443.2	374.7
Debt	903.9	903.9
Liabilities of discontinued operations	115.9	121.1
Total liabilities	11,169.7	10,784.2

Commitments and contingencies
Shareholders’ Equity
Preferred stock, par value $0.01 per share; 20.0 million shares authorized; none issued	-	-
Common stock, par value $0.01 per share; 300.0 million shares authorized; 60.5 million shares issued	0.6	0.6
Additional paid-in capital	1,824.5	1,830.1
Accumulated other comprehensive income	267.1	177.6
Retained earnings	1,451.7	1,349.1
Treasury stock at cost (16.6 and 16.8 million shares)	(748.8)	(762.9)
Total shareholders’ equity	2,795.1	2,594.5
Total liabilities and shareholders’ equity	$13,964.8	$13,378.7

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Six Months Ended
	June 30,
(In millions)	2014	2013
Preferred Stock
Balance at beginning and end of period	$-	$-
Common Stock
Balance at beginning and end of period	0.6	0.6
Additional Paid-in Capital
Balance at beginning of period	1,830.1	1,787.1
Employee and director stock-based awards and other	(5.6)	6.0
Balance at end of period	1,824.5	1,793.1
Accumulated Other Comprehensive Income (Loss), net of tax
Net Unrealized Appreciation on Investments and Derivative Instruments:
Balance at beginning of period	259.3	426.0
Net appreciation (depreciation) on available-for-sale securities and derivative instruments	83.1	(132.0)
Balance at end of period	342.4	294.0
Defined Benefit Pension and Postretirement Plans:
Balance at beginning of period	(76.1)	(96.6)
Net amount recognized as net periodic benefit cost	3.4	6.0
Balance at end of period	(72.7)	(90.6)
Cumulative Foreign Currency Translation Adjustment:
Balance at beginning of period	(5.6)	(3.6)
Amount recognized as cumulative foreign currency translation during the period	3.0	(10.1)
Balance at end of period	(2.6)	(13.7)
Total accumulated other comprehensive income	267.1	189.7
Retained Earnings
Balance at beginning of period	1,349.1	1,211.6
Net income	137.2	119.6
Dividends to shareholders	(32.6)	(29.3)
Stock-based compensation	(2.0)	(19.5)
Balance at end of period	1,451.7	1,282.4
Treasury Stock
Balance at beginning of period	(762.9)	(729.7)
Shares purchased at cost	(6.7)	(72.3)
Net shares reissued at cost under employee stock-based compensation plans	20.8	31.9
Balance at end of period	(748.8)	(770.1)
Total shareholders’ equity	$2,795.1	$2,495.7

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
(In millions)	2014	2013
Cash Flows From Operating Activities
Net income	$137.2	$119.6
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on repurchase of debt	-	11.3
Net realized investment gains	(26.6)	(21.8)
Net amortization and depreciation	16.9	17.4
Stock-based compensation expense	7.3	5.7
Amortization of defined benefit plan costs	5.2	9.2
Deferred income taxes expense	34.9	31.8
Change in deferred acquisition costs	(34.6)	(20.2)
Change in premiums receivable, net of reinsurance premiums payable	(122.8)	(115.7)
Change in loss, loss adjustment expense and unearned premium reserves	352.2	80.8
Change in reinsurance recoverable	(69.9)	45.3
Change in expenses and taxes payable	(101.8)	(111.4)
Other, net	(30.6)	(18.7)
Net cash provided by operating activities	167.4	33.3

Cash Flows From Investing Activities
Proceeds from disposals and maturities of fixed maturities	669.0	869.5
Proceeds from disposals of equity securities and other investments	95.3	85.1
Purchase of fixed maturities	(583.4)	(603.8)
Purchase of equity securities and other investments	(196.4)	(206.9)
Capital expenditures	(7.4)	(10.7)
Net cash (used in) provided by investing activities	(22.9)	133.2

Cash Flows From Financing Activities
Proceeds from exercise of employee stock options	6.7	15.1
Proceeds from debt borrowings, net	-	169.5
Change in cash collateral related to securities lending program	2.0	(17.7)
Dividends paid to shareholders	(32.6)	(29.3)
Repurchases of debt	(0.1)	(96.8)
Repurchases of common stock	(6.7)	(72.3)
Other financing activities	(2.3)	(3.3)
Net cash used in financing activities	(33.0)	(34.8)
Effect of exchange rate changes on cash	8.5	(6.2)
Net change in cash and cash equivalents	120.0	125.5
Net change in cash related to discontinued operations	-	0.1
Cash and cash equivalents, beginning of period	486.2	564.8
Cash and cash equivalents, end of period	$606.2	$690.4

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

In the opinion of the Company’s management, the accompanying interim consolidated financial statements reflect all adjustments, consisting of normal recurring items, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 25, 2014.

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

In May 2014, the FASB issued ASC Update No. 2014-09 (Topic 606) Revenue from Contracts with Customers. This ASC was issued to clarify the principles for recognizing revenue. Insurance Contracts and financial instrument transactions are not within the scope of this updated guidance, and; therefore, only an insignificant amount of the Company’s revenue is subject to this updated guidance. The updated guidance is effective for periods beginning after December 15, 2016 and is not expected to have a material effect on the Company’s financial position or results of operations.

3. Income Taxes

Income tax expense for the six months ended June 30, 2014 and 2013 has been computed using estimated annual effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect current estimates of the annual effective tax rates.

For the six months ended June 30, 2014, the tax provision is comprised of a $24.7 million U.S. federal income tax expense and a  $17.9 million foreign income tax expense. For the six months ended June 30, 2013, the tax provision was comprised of a $17.6 million U.S. federal income tax expense and a  $17.7 million foreign income tax expense. Income tax expense for the six months ended June 30, 2014 included a benefit of $4.4 million related to foreign exchange losses that will be deductible on the Company’s 2013 U.S. tax return. This permanent tax item is not otherwise recognized in the Company’s U.S. GAAP financial statements.

Although most of the Company’s non–U.S. income is subject to U.S. federal income tax, certain of its non–U.S. income is not subject to U.S. federal income tax until repatriated. Foreign taxes on this non–U.S. income are accrued at the local foreign tax rate, as opposed to the higher U.S. statutory rate, since these earnings currently are expected to be indefinitely reinvested overseas. This assumption could change as a result of a sale of the subsidiaries, the receipt of dividends from the subsidiaries, a change in management’s intentions, or as a result of various other events. The Company has not made a provision for U.S. taxes on $5.6 million and $10.3 million of non-U.S. income for the six months ended June 30, 2014 and 2013, respectively. However, in the future, if such earnings were distributed to the Company, taxes of $14.9 million would be payable on such undistributed earnings and would be reflected in the tax provision for the year in which these earnings are no longer intended to be indefinitely reinvested overseas, assuming all foreign tax credits are realized.

In May 2014, the Company reached a final settlement with the IRS for years 2007 and 2008, related to the disallowance of deductions for certain loss reserves. As a result, a liability for uncertain tax positions was established for $4.8 million, with an offsetting deferred tax asset. The IRS audits of the years 2009 and 2010 commenced in June 2012 and final settlement was reached in May 2014 with no additional tax liability.

The Company or its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions, as well as foreign jurisdictions. With few exceptions, the Company and its subsidiaries are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2011. The Company and its subsidiaries are still subject to U.S. state income tax examinations by tax authorities for years after 2006 and foreign examinations for years after 2011.

4. Investments

A. Fixed maturities and equity securities

The amortized cost and fair value of available-for-sale fixed maturities and the cost and fair value of equity securities were as follows:

	June 30, 2014
	Amortized	Gross	Gross		OTTI
	Cost or	Unrealized	Unrealized		Unrealized
(in millions)	Cost	Gains	Losses	Fair Value	Losses
Fixed maturities:
U.S. Treasury and government agencies	$403.5	$6.0	$6.3	$403.2	$-
Foreign government	319.7	2.6	1.3	321.0	-
Municipal	1,080.4	59.5	6.4	1,133.5	-
Corporate	3,718.3	205.4	15.0	3,908.7	7.4
Residential mortgage-backed	697.3	22.1	5.8	713.6	0.4
Commercial mortgage-backed	395.1	12.5	1.5	406.1	-
Asset-backed	170.8	1.7	0.1	172.4	-
Total fixed maturities	$6,785.1	$309.8	$36.4	$7,058.5	$7.8
Equity securities	$446.4	$84.9	$0.8	$530.5	$-

	December 31, 2013
	Amortized	Gross	Gross		OTTI
	Cost or	Unrealized	Unrealized		Unrealized
(in millions)	Cost	Gains	Losses	Fair Value	Losses
Fixed maturities:
U.S. Treasury and government agencies	$417.5	$3.3	$14.2	$406.6	$-
Foreign government	304.5	2.1	1.6	305.0	-
Municipal	1,108.0	37.4	19.1	1,126.3	-
Corporate	3,690.2	171.5	37.5	3,824.2	8.6
Residential mortgage-backed	722.8	20.1	14.1	728.8	1.6
Commercial mortgage-backed	405.9	10.5	4.8	411.6	-
Asset-backed	166.3	2.0	0.2	168.1	-
Total fixed maturities	$6,815.2	$246.9	$91.5	$6,970.6	$10.2
Equity securities	$366.5	$66.9	$3.2	$430.2	$-

Other-than-temporary impairments (“OTTI”) unrealized losses in the tables above represent OTTI recognized in accumulated other comprehensive income. This amount excludes net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date of $14.4 million and $16.4 million as of June 30, 2014 and December 31, 2013, respectively.

The amortized cost and fair value by maturity periods for fixed maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or the Company may have the right to put or sell the obligations back to the issuers.

	June 30, 2014
	Amortized	Fair
(in millions)	Cost	Value
Due in one year or less	$400.6	$404.8
Due after one year through five years	2,329.2	2,437.4
Due after five years through ten years	2,116.5	2,215.1
Due after ten years	675.6	709.1
	5,521.9	5,766.4
Mortgage-backed and asset-backed securities	1,263.2	1,292.1
Total fixed maturities	$6,785.1	$7,058.5

B. Securities in an unrealized loss position

The following tables provide information about the Company’s fixed maturities and equity securities that were in an unrealized loss position at June 30, 2014 and December 31, 2013.

	June 30, 2014
	12 months or less		Greater than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in millions)	Losses	Value	Losses	Value	Losses	Value
Fixed maturities:
Investment grade:
U.S. Treasury and government agencies	$-	$6.4	$6.3	$152.0	$6.3	$158.4
Foreign governments	0.8	100.7	0.5	56.1	1.3	156.8
Municipal	0.4	53.3	5.7	158.9	6.1	212.2
Corporate	2.6	198.4	10.1	259.7	12.7	458.1
Residential mortgage-backed	0.5	39.7	5.3	135.5	5.8	175.2
Commercial mortgage-backed	0.1	31.3	1.4	65.4	1.5	96.7
Asset-backed	-	10.7	0.1	14.2	0.1	24.9
Total investment grade	4.4	440.5	29.4	841.8	33.8	1,282.3
Below investment grade:
Municipal	0.3	4.4	-	-	0.3	4.4
Corporate	0.5	16.2	1.8	25.0	2.3	41.2
Total below investment grade	0.8	20.6	1.8	25.0	2.6	45.6
Total fixed maturities	5.2	461.1	31.2	866.8	36.4	1,327.9
Equity securities	-	10.0	0.8	3.4	0.8	13.4
Total	$5.2	$471.1	$32.0	$870.2	$37.2	$1,341.3

	December 31, 2013
	12 months or less		Greater than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in millions)	Losses	Value	Losses	Value	Losses	Value
Fixed maturities:
Investment grade:
U.S. Treasury and government agencies	$12.3	$247.9	$1.9	$18.8	$14.2	$266.7
Foreign governments	1.5	129.0	0.1	17.3	1.6	146.3
Municipal	14.8	345.3	4.3	39.9	19.1	385.2
Corporate	21.4	872.7	11.6	87.7	33.0	960.4
Residential mortgage-backed	10.3	321.1	3.4	29.5	13.7	350.6
Commercial mortgage-backed	4.2	155.4	0.6	10.2	4.8	165.6
Asset-backed	0.2	31.0	-	0.3	0.2	31.3
Total investment grade	64.7	2,102.4	21.9	203.7	86.6	2,306.1
Below investment grade:
Corporate	2.9	71.9	1.6	21.4	4.5	93.3
Residential mortgage-backed	0.1	2.0	0.3	1.5	0.4	3.5
Total below investment grade	3.0	73.9	1.9	22.9	4.9	96.8
Total fixed maturities	67.7	2,176.3	23.8	226.6	91.5	2,402.9
Equity securities	2.8	45.2	0.4	0.7	3.2	45.9
Total	$70.5	$2,221.5	$24.2	$227.3	$94.7	$2,448.8

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

C. Proceeds from sales

The proceeds from sales of available-for-sale securities and gross realized gains and losses on those sales, were as follows:

	Three Months Ended June 30,
	2014			2013
	Proceeds from	Gross	Gross	Proceeds from	Gross	Gross
(in millions)	Sales	Gains	Losses	Sales	Gains	Losses
Fixed maturities	$70.5	$1.1	$1.1	$148.5	$3.0	$0.4
Equity securities	$60.0	$22.2	$0.7	$44.4	$10.4	$0.3

	Six Months Ended June 30,
	2014			2013
	Proceeds from	Gross	Gross	Proceeds from	Gross	Gross
(in millions)	Sales	Gains	Losses	Sales	Gains	Losses
Fixed maturities	$208.1	$3.3	$2.3	$285.7	$4.6	$1.0
Equity securities	$72.4	$24.1	$0.8	$78.9	$17.0	$0.3

D. Other-than-temporary impairments

For the three and six months ended June 30, 2014, OTTI of fixed maturities recognized in earnings was $0.1 million, which was transferred from unrealized losses in accumulated other comprehensive income.

For the three months ended June 30, 2013, total OTTI of fixed maturities and equity securities were $1.3 million. Of this amount, $1.1 million was recognized in earnings and the remaining $0.2 million was recorded as unrealized losses in accumulated other comprehensive income. For the first six months of 2013, total OTTI of fixed maturities and equities were $2.0 million. Of this amount, $1.6 million was recognized in earnings and the remaining $0.4 million was recorded as unrealized losses in accumulated other comprehensive income.

There were no credit impairments in 2014. The methodology and significant inputs used to measure the amount of credit losses on fixed maturities in 2013 were as follows:

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Credit losses at beginning of period	$5.3	$8.6	$7.8	$8.6
Credit losses for which an OTTI was not previously recognized	-	0.1	-	0.3
Additional credit losses on securities for which an
OTTI was previously recognized	-	-	-	0.2
Reductions for securities sold, matured or called	(0.6)	(1.4)	(3.1)	(1.8)
Reductions for securities reclassified as intended to sell	(0.4)	-	(0.4)	-
Credit losses at the end of period	$4.3	$7.3	$4.3	$7.3

E. Funds at Lloyd’s

In accordance with Lloyd’s operating guidelines, the Company deposits funds at Lloyd’s to support underwriting operations. These funds are available only to fund claim obligations. These assets consisted of approximately $403 million of fixed maturities and $75 million of cash and cash equivalents as of June 30, 2014. The Company also deposits funds with various state and governmental authorities in the U.S. For a discussion of the Company’s deposits with state and governmental authorities, see also Note 3 – “Investments” of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

•Residential mortgage-backed securities – estimates of prepayment speeds based upon: historical prepayment rate trends; underlying collateral interest rates; geographic concentration; vintage year; borrower credit quality characteristics; interest rate and yield curve forecasts; government or monetary authority support programs; tax policies; delinquency/default trends; and, in the case of non-agency collateralized mortgage obligations, severity of loss upon default and length of time to recover proceeds following default.

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

•Asset-backed securities – overall credit quality, including assessments of the underlying collateral type such as credit card receivables, auto loan receivables and equipment lease receivables; geographic diversification; vintage year; historical collateral performance including delinquency, default and casualty trends; economic conditions influencing use rates and resale values; and contract structural support features.

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

Other Investments

Other investments consist primarily of overseas trust funds, for which fair values are provided by the investment manager based on quoted prices for similar instruments in active markets and are reported as Level 2. Also included in other investments are mortgage and other loans and cost basis limited partnerships. Fair values of mortgage and other loans are estimated by discounting the future contractual cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and are reported as Level 2. The fair values of cost basis limited partnerships are based on the net asset value provided by the general partner and recent financial information and are reported as Level 3.

Debt

The fair value of debt is estimated based on quoted market prices. If a quoted market price is not available, fair values are estimated using discounted cash flows that are based on current interest rates and yield curves for debt issuances with maturities and credit risks consistent with the debt being valued. Debt is reported as Level 2.

The estimated fair value of the financial instruments were as follows:

	June 30, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
(in millions)	Value	Value	Value	Value
Financial Assets
Cash and cash equivalents	$606.2	$606.2	$486.2	$486.2
Fixed maturities	7,058.5	7,058.5	6,970.6	6,970.6
Equity securities	530.5	530.5	430.2	430.2
Other investments	218.4	220.9	173.1	173.7
Total financial assets	$8,413.6	$8,416.1	$8,060.1	$8,060.7
Financial Liabilities
Debt	$903.9	$1,030.7	$903.9	$961.7

The Company has processes designed to ensure that the values received from its third party pricing service are accurately recorded, that the data inputs and valuation techniques utilized are appropriate and consistently applied and that the assumptions are reasonable and consistent with the objective of determining fair value. The Company performs a review of the fair value hierarchy classifications and of prices received from its pricing service on a quarterly basis. The Company reviews the pricing services’ policies describing its methodology, processes, practices and inputs, including various financial models used to value securities. Also, the Company reviews the portfolio pricing, including securities with changes in prices that exceed a defined threshold being verified to independent sources, if available. If upon review, the Company is not satisfied with the validity of a given price, a pricing challenge would be submitted to the pricing service along with supporting documentation for its review. The Company does not adjust quotes or prices obtained from the pricing service unless the pricing service agrees with the Company’s challenge. During 2014 and 2013, the Company did not adjust any prices received from brokers or its pricing service.

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

The following tables provide, for each hierarchy level, the Company’s assets that were measured at fair value on a recurring basis.

	June 30, 2014
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$403.2	$160.5	$242.7	$-
Foreign government	321.0	42.8	278.2	-
Municipal	1,133.5	-	1,106.7	26.8
Corporate	3,908.7	-	3,895.5	13.2
Residential mortgage-backed, U.S. agency backed	586.2	-	586.2	-
Residential mortgage-backed, non-agency	127.4	-	127.4	-
Commercial mortgage-backed	406.1	-	383.6	22.5
Asset-backed	172.4	-	172.4	-
Total fixed maturities	7,058.5	203.3	6,792.7	62.5
Equity securities	521.2	520.0	-	1.2
Other investments	138.5	-	134.9	3.6
Total investment assets at fair value	$7,718.2	$723.3	$6,927.6	$67.3

	December 31, 2013
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$406.6	$167.2	$239.4	$-
Foreign government	305.0	45.6	259.4	-
Municipal	1,126.3	-	1,100.7	25.6
Corporate	3,824.2	-	3,811.2	13.0
Residential mortgage-backed, U.S. agency backed	573.2	-	573.2	-
Residential mortgage-backed, non-agency	155.6	-	155.1	0.5
Commercial mortgage-backed	411.6	-	388.7	22.9
Asset-backed	168.1	-	168.1	-
Total fixed maturities	6,970.6	212.8	6,695.8	62.0
Equity securities	420.9	382.3	-	38.6
Other investments	153.2	-	149.6	3.6
Total investment assets at fair value	$7,544.7	$595.1	$6,845.4	$104.2

The following tables provide, for each hierarchy level, the Company’s estimated fair values of financial instruments that were not carried at fair value:

	June 30, 2014
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$606.2	$606.2	$-	$-
Equity securities	9.3	-	9.3	-
Other investments	82.4	-	58.6	23.8
Liabilities:
Debt	$1,030.7	$-	$1,030.7	$-

	December 31, 2013
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$486.2	$486.2	$-	$-
Equity securities	9.3	-	9.3	-
Other investments	20.5	-	2.7	17.8
Liabilities:
Debt	$961.7	$-	$961.7	$-

The tables below provide a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fixed Maturities
(in millions)	Municipal	Corporate	Residential mortgage-backed, non-agency	Commercial mortgage-backed	Total	Equity and Other	Total Assets
Three Months Ended
June 30, 2014
Balance April 1, 2014	$29.6	$13.2	$-	$22.5	$65.3	$4.8	$70.1
Transfers out of Level 3	(2.6)	-	-	-	(2.6)	-	(2.6)
Total gains:					-
Included in other comprehensive income - net appreciation on available-for-sale securities	0.3	-	-	0.4	0.7	-	0.7
Sales	(0.5)	-	-	(0.4)	(0.9)	-	(0.9)
Balance June 30, 2014	$26.8	$13.2	$-	$22.5	$62.5	$4.8	$67.3

Three Months Ended
June 30, 2013
Balance April 1, 2013	$28.8	$22.8	$0.6	$24.8	$77.0	$28.6	$105.6
Transfers out of Level 3	-	(2.2)	-	-	(2.2)	-	(2.2)
Total gains (losses):
Included in other comprehensive income - net (depreciation) appreciation on available-for-sale securities	(0.4)	(0.9)	-	(0.9)	(2.2)	3.7	1.5
Sales	(0.5)	(0.2)	-	(0.3)	(1.0)	-	(1.0)
Balance June 30, 2013	$27.9	$19.5	$0.6	$23.6	$71.6	$32.3	$103.9

	Fixed Maturities
(in millions)	Municipal	Corporate	Residential mortgage-backed, non-agency	Commercial mortgage-backed	Asset-backed	Total	Equity and Other	Total Assets
Six Months Ended
June 30, 2014
Balance January 1,2014	$25.6	$13.0	$0.5	$22.9	$-	$62.0	$42.2	$104.2
Transfers into Level 3	2.2	-	-	-	-	2.2	-	2.2
Transfers out of Level 3	(2.6)	-	-	-	-	(2.6)	(37.4)	(40.0)
Total gains (losses):						-
Included in other comprehensive income-net appreciation on available-for-sale securities	0.6	0.2	-	0.7	-	1.5	-	1.5
Purchases and sales:						-
Purchases	2.5	-	-	-	-	2.5	-	2.5
Sales	(1.5)	-	(0.5)	(1.1)	-	(3.1)	-	(3.1)
Balance June 30, 2014	$26.8	$13.2	$-	$22.5	$-	$62.5	$4.8	$67.3

Six Months Ended
June 30, 2013
Balance January 1, 2013	$19.4	$26.4	$0.7	$26.7	$1.5	$74.7	$28.0	$102.7
Transfers into Level 3	9.7	0.2	-	-	-	9.9	-	9.9
Transfers out of Level 3	-	(2.2)	-	-	(1.5)	(3.7)	(0.9)	(4.6)
Total gains (losses):
Included in earnings	-	0.4	-	-	-	0.4	-	0.4
Included in other comprehensive income-net (depreciation) appreciation on available-for-sale securities	(0.3)	(1.0)	-	(1.4)	-	(2.7)	5.2	2.5
Sales	(0.9)	(4.3)	(0.1)	(1.7)	-	(7.0)	-	(7.0)
Balance June 30, 2013	$27.9	$19.5	$0.6	$23.6	$-	$71.6	$32.3	$103.9

During the three and six months ended June 30, 2014 and 2013, the Company transferred fixed maturities between Level 2 and Level 3 primarily as a result of assessing the significance of unobservable inputs on the fair value measurement. There were no transfers between Level 1 and Level 2 during the three months or six months ended June 30, 2014 or 2013.

There were no Level 3 liabilities held by the Company for the six months ended June 30, 2014 and 2013. The following table summarizes gains and losses due to changes in fair value that were recorded in net income for Level 3 assets:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
	Net Realized Investment		Net Realized Investment
(in millions)	Gains (Losses)		Gains (Losses)
Level 3 Assets:
Fixed maturities:
Corporate	$-	$-	$-	$0.4

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

			June 30, 2014		December 31, 2013
	Valuation	Significant	Fair	Range	Fair	Range
(in millions)	Technique	Unobservable Inputs	Value	(Wtd Average)	Value	(Wtd Average)
Fixed maturities:
Municipal	Discounted	Discount for:	$26.8		$25.6
	cash flow	Small issue size		0.6-4.0% (2.1%)		1.0-4.0% (2.3%)
		Above-market coupon		0.3-1.0% (0.4%)		0.3-1.0% (0.5%)
Corporate	Discounted	Discount for:	12.9		12.8
	cash flow	Above-market coupon		0.3-0.8% (0.6%)		0.3-0.8% (0.6%)
		Small issue size		0.3-1.0% (0.5%)		0.3-1.0% (0.5%)
Residential mortgage-backed,	Discounted	Discount for:	-		0.5
non-agency	cash flow	Small issue size		N/A		0.5% (0.5%)
Commercial mortgage-backed	Discounted	Discount for:	22.5		22.9
	cash flow	Above-market coupon		0.5-0.8% (0.5%)		0.5-0.8% (0.6%)
		Credit stress		0.5% (0.5%)		0.5% (0.5%)
		Small issue size		0.5% (0.5%)		0.5% (0.5%)
		Lease structure		0.3% (0.3%)		0.3% (0.3%)
Equity securities	Market	Net tangible asset	1.1		38.5
	comparables	market multiples		1.0X (1.0X)		1.3X (1.3X)
Other	Discounted	Discount rate	3.6	18.0% (18.0%)	3.6	18.0% (18.0%)
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

6. Pension and Other Postretirement Benefit Plans

The components of net periodic pension cost for defined benefit pension and other postretirement benefit plans included in the Company’s results of operations are as follows:

	Three Months Ended June 30,
	2014	2013	2014	2013

(in millions)	Pension Plans		Postretirement Plans
Service cost - benefits earned during the period	$0.3	$0.5	$-	$0.1
Interest cost	8.5	8.0	0.2	0.3
Expected return on plan assets	(9.1)	(8.9)	-	-
Recognized net actuarial loss	2.9	3.6	-	-
Amortization of prior service cost	0.1	-	(0.5)	(1.0)
Net settlement gain	-	-	-	(1.6)
Net periodic pension cost (benefit)	$2.7	$3.2	$(0.3)	$(2.2)

	Six Months Ended June 30,
	2014	2013	2014	2013

(in millions)	Pension Plans		Postretirement Plans
Service cost - benefits earned during the period	$0.7	$0.9	$-	$0.1
Interest cost	16.9	15.9	0.4	0.8
Expected return on plan assets	(18.3)	(17.8)	-	-
Recognized net actuarial loss	5.8	7.3	-	0.1
Amortization of prior service cost	0.1	-	(0.9)	(1.9)
Net settlement gain	-	-	-	(1.6)
Net periodic pension cost (benefit)	$5.2	$6.3	$(0.5)	$(2.5)

In May 2013, the Company settled and defeased the life insurance portion of its postretirement benefits by decreasing the level of death benefits and concurrently fully funding the remaining benefits through the purchase of life insurance policies for the plan beneficiaries from an unaffiliated life insurer, resulting in a net settlement gain.

7. Other Comprehensive Income

The following table provides changes in other comprehensive income.

	Three Months Ended June 30,
	2014			2013
		Tax			Tax
		Benefit	Net of		Benefit	Net of
(in millions)	Pre-Tax	(Expense)	Tax	Pre-Tax	(Expense)	Tax
Unrealized gains (losses) on available-for-sale securities and derivative instruments:
Unrealized gains (losses) arising during period (net of
pre-tax, ceded unrealized gains (losses) of $0.7 million
and ($0.8) million for the three months ended
June 30, 2014 and 2013)	$83.2	(29.2)	54.0	$(190.0)	$66.7	$(123.3)
Less:
Amount of realized gains from sales and other	(22.4)	2.6	(19.8)	(15.0)	0.2	(14.8)
Portion of other-than-temporary impairment losses
recognized in earnings	0.1	-	0.1	1.1	(0.4)	0.7
Net unrealized gains (losses)	60.9	(26.6)	34.3	(203.9)	66.5	(137.4)
Pension and postretirement benefits:
Amortization of net actuarial loss and prior service cost
recognized as net periodic benefit cost	2.5	(0.9)	1.6	6.3	(2.2)	4.1
Cumulative foreign currency translation adjustment:
Foreign currency translation recognized during
the period	4.8	(1.7)	3.1	(0.1)	-	(0.1)
Other comprehensive income (loss)	$68.2	$(29.2)	$39.0	$(197.7)	$64.3	$(133.4)

	Six Months Ended June 30,
	2014			2013
		Tax			Tax
		Benefit	Net of		Benefit	Net of
(in millions)	Pre-Tax	(Expense)	Tax	Pre-Tax	(Expense)	Tax
Unrealized gains (losses) on available-for-sale securities and derivative instruments:
Unrealized gains (losses) arising during period (net of
pre-tax, ceded unrealized gains (losses) of $1.2 million
and ($0.8) million for the six months ended June 30, 2014
and 2013)	$166.5	$(55.3)	$111.2	$(165.0)	$57.9	$(107.1)
Less:
Amount of realized gains from sales and other	(26.7)	(1.5)	(28.2)	(23.8)	(2.1)	(25.9)
Portion of other-than-temporary impairment losses
recognized in earnings	0.1	-	0.1	1.6	(0.6)	1.0
Net unrealized gains (losses)	139.9	(56.8)	83.1	(187.2)	55.2	(132.0)
Pension and postretirement benefits:
Amortization of net actuarial loss and prior service cost
recognized as net periodic benefit cost	5.2	(1.8)	3.4	9.2	(3.2)	6.0
Cumulative foreign currency translation adjustment:
Foreign currency translation recognized during
the period	4.7	(1.7)	3.0	(15.5)	5.4	(10.1)
Other comprehensive income (loss)	$149.8	$(60.3)	$89.5	$(193.5)	$57.4	$(136.1)

Reclassifications out of accumulated other comprehensive income were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(in millions)	2014	2013	2014	2013

	Amount Reclassified from
Details about Accumulated Other	Accumulated Other				Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income				Where Net Income is Presented
Unrealized gains on available-for-sale
securities and derivative instruments	$22.4	$15.1	$26.7	$23.8	Net realized gains from sales and other
					Net other-than-temporary impairment
					(losses) on investments recognized
	(0.1)	(1.1)	(0.1)	(1.6)	in earnings
Other	-	(0.1)	-	-
	22.3	13.9	26.6	22.2	Total before tax
	(2.6)	0.2	1.5	2.7	Tax (expense) benefit
	19.7	14.1	28.1	24.9	Net of tax
Amortization of defined benefit pension					Loss adjustment expenses and other
and postretirement plans	(2.5)	(6.3)	(5.2)	(9.2)	operating expenses
	0.9	2.2	1.8	3.2	Tax benefit
	(1.6)	(4.1)	(3.4)	(6.0)	Net of tax
Total reclassifications for the period	$18.1	$10.0	$24.7	$18.9	Net of tax

The amount reclassified from accumulated other comprehensive income for the pension and postretirement benefits was allocated approximately 40% to loss adjustment expenses and 60% to other operating expenses for the six months ended June 30, 2014 and 2013.

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

Summarized below is financial information with respect to the Company’s business segments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2014	2013	2014	2013
Operating revenues:
Commercial Lines	$556.9	$523.7	$1,108.9	$1,038.4
Personal Lines	371.4	388.9	742.4	780.0
Chaucer	320.6	253.5	635.1	517.4
Other	1.9	2.8	3.9	5.3
Total	1,250.8	1,168.9	2,490.3	2,341.1
Net realized investment gains	22.2	13.7	26.6	21.8
Total revenues	$1,273.0	$1,182.6	$2,516.9	$2,362.9
Operating income (loss) before income taxes:
Commercial Lines:
GAAP underwriting gain (loss)	$7.3	$(9.5)	$(14.0)	$(12.6)
Net investment income	37.2	36.0	74.5	72.1
Other expense	(0.3)	(0.3)	(0.2)	(0.3)
Commercial Lines operating income	44.2	26.2	60.3	59.2
Personal Lines:
GAAP underwriting income (loss)	3.6	(0.3)	5.7	9.8
Net investment income	18.0	19.1	35.9	38.1
Other income	1.1	1.1	2.7	2.5
Personal Lines operating income	22.7	19.9	44.3	50.4
Chaucer:
GAAP underwriting income	24.3	24.7	60.8	57.7
Net investment income	10.7	10.7	21.2	21.2
Other income (expense)	3.1	1.5	5.3	(1.1)
Chaucer operating income	38.1	36.9	87.3	77.8
Other:
GAAP underwriting loss	(0.9)	(1.0)	(1.4)	(2.1)
Net investment income	1.1	2.1	2.4	3.8
Other net expenses	(3.0)	(3.0)	(5.7)	(5.8)
Other operating loss	(2.8)	(1.9)	(4.7)	(4.1)
Operating income before interest expense and income taxes	102.2	81.1	187.2	183.3
Interest on debt	(16.3)	(17.4)	(32.6)	(32.1)
Operating income before income taxes	85.9	63.7	154.6	151.2
Non-operating income items:
Net realized investment gains	22.2	13.7	26.6	21.8
Net loss from repayment of debt	-	(11.3)	-	(19.1)
Net (costs) benefit related to acquired businesses	(0.2)	(0.2)	(1.1)	0.2
Net foreign exchange (losses) gains	(0.2)	-	(0.3)	0.7
Income before income taxes	$107.7	$65.9	$179.8	$154.8

The Company recognized $5.1 million in net foreign currency transaction gains in the Statements of Income during the three months ended June 30, 2014 compared to $5.6 million in net foreign currency losses during the three months ended June 30, 2013. The Company recognized $5.8 million in net foreign currency transaction gains in the Statements of Income during the six months ended June 30, 2014 compared to $7.7 million in net foreign currency losses during the six months ended June 30, 2013.

The following table provides identifiable assets for the Company’s business segments and discontinued operations:

	June 30,	December 31,
	2014	2013

(in millions)	Identifiable Assets
U.S. Companies	$9,176.9	$8,962.6
Chaucer	4,672.9	4,301.2
Discontinued operations	115.0	114.9
Total	$13,964.8	$13,378.7

The Company reviews the assets of its U.S. Companies collectively and does not allocate them between the Commercial Lines, Personal Lines and Other segments.

9. Stock-based Compensation

On May 20, 2014 the shareholders approved the adoption of The Hanover Insurance Group 2014 Long-Term Incentive Plan (the “2014 Stock Plan”). With respect to new share-based award issuances, the 2014 Stock Plan replaced The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan (the “2006 Stock Plan”) and provided authorization for 6,100,000 shares in a new share pool plus any shares from the 2006 Stock Plan that may become available as a result of the cash settlement, forfeiture, expiration or cancellation of such awards. The 2014 Stock Plan provides for the granting of the same types of awards as the 2006 Stock Plan, which includes stock options and SARS, restricted and unrestricted stock, stock units, performance based stock awards and cash awards. In accordance with the 2014 Stock Plan, the issuance of one share of common stock in the form of an option or SAR will reduce the share pool by one share, whereas the issuance of one share of common stock for the other types of stock awards provided by the plan will reduce the pool by 3.8 shares. As of June 30, 2014, there were 6,096,349 shares available for grants under the 2014 Stock Plan.

Additionally, on May 20, 2014, the shareholders approved The Hanover Insurance Group 2014 Employee Stock Purchase plan (the “ESPP Plan”) and the Chaucer Share Incentive Plan (the “SIP Plan”), authorizing the issuance of 2,500,000 and 750,000 shares, respectively, under such plans. As of June 30, 2014, 23,105 shares and 2,737 shares have been issued under the ESPP Plan and the SIP Plan, respectively.

Compensation cost and the related tax benefits were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2014	2013	2014	2013
Stock-based compensation expense	$3.8	$2.1	$7.3	$5.7
Tax benefit	(1.4)	(0.7)	(2.6)	(2.0)
Stock-based compensation expense, net of taxes	$2.4	$1.4	$4.7	$3.7

Stock Options

Information on the Company’s stock option plans is summarized below.

	Six Months Ended June 30,
	2014		2013
(in whole shares and dollars)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	2,049,173	$41.18	2,892,882	$38.28
Granted	683,200	58.02	537,300	42.51
Exercised	(243,491)	38.66	(798,790)	32.84
Forfeited or cancelled	(34,085)	41.84	(164,500)	41.74
Outstanding, end of period	2,454,797	46.10	2,466,892	40.74

Restricted Stock Units

The following tables summarize activity information about employee restricted stock units:

	Six Months Ended June 30,
	2014		2013
(in whole shares and dollars)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Time-based restricted stock units:
Outstanding, beginning of period	525,980	$41.20	750,837	$40.15
Granted	94,240	58.02	130,912	42.80
Vested	(202,006)	42.09	(259,440)	39.60
Forfeited	(9,300)	40.73	(37,257)	40.49
Outstanding, end of period	408,914	44.65	585,052	40.96

Performance-based and market-based restricted stock units:
Outstanding, beginning of period	184,626	$40.42	132,775	$39.97
Granted	60,338	55.73	79,850	41.67
Vested	(22,826)	44.78	-	-
Forfeited	(3,800)	37.90	(22,700)	40.83
Outstanding, end of period	218,338	44.24	189,925	40.58

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

In the first six months of 2014 and 2013, the Company granted market-based awards totaling 56,625 and 76,175, respectively, to certain members of senior management, which are included in the table above as performance and market-based restricted stock activity. The vesting of these stock units is based on the relative total shareholder return (“TSR”) of the Company. This metric is generally based on relative TSR for a three-year period, as compared to a Property and Casualty Index of peer companies. The fair value of market based awards was estimated at the date of grant using a valuation model. These units have the potential to range from 0% to 150% of the shares disclosed. Included in the amount granted above were 1,875  shares related to market-based awards that achieved a payout in excess of 100%. These awards vested in the first quarter of 2014.

10. Earnings Per Share and Shareholders’ Equity Transactions

The following table provides weighted average share information used in the calculation of the Company’s basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(in millions, except per share data)	2014	2013	2014	2013
Basic shares used in the calculation of earnings per share	44.1	44.0	44.0	44.3
Dilutive effect of securities:
Employee stock options	0.4	0.4	0.4	0.3
Non-vested stock grants	0.4	0.4	0.4	0.4
Diluted shares used in the calculation of earnings per share	44.9	44.8	44.8	45.0
Per share effect of dilutive securities on income from continuing operations	$(0.03)	$(0.02)	$(0.06)	$(0.05)
Per share effect of dilutive securities on income from net income	$(0.04)	$(0.02)	$(0.06)	$(0.04)

Diluted earnings per share for the three months ended June 30, 2014 excludes 0.7 million of common shares issuable under the Company’s stock compensation plans, because their effect would be antidilutive.  All of the common shares issuable under the Company’s stock compensation plan were included in the diluted earnings per share for the three months ended June 30, 2013. Diluted earnings per share for both the six months ended June 30, 2014 and 2013 excludes 0.7  million of common shares issuable under the Company’s stock compensation plans, because their effect would be antidilutive.

Since October 2007 and through June 2014, the Company’s Board of Directors has authorized aggregate repurchases of the Company’s common stock of up to $600 million. As of June 30, 2014, the Company has $130.3 million available for repurchases under these repurchase authorizations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. The Company is not required to purchase any specific number of shares or to make purchases by any certain date under this program. During the first six months of 2014, the Company purchased 0.1 million shares of the Company’s common stock at a cost of $6.7 million.

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

Operating income before interest expense and income taxes was $187.2 million for the six months ended June 30, 2014, compared to $183.3 million in the same period in 2013, an increase of $3.9 million. This increase is due to higher favorable development on prior years’ loss and loss adjustment expense (“LAE”) reserves (“prior years’ loss reserves”) and improved Commercial Lines current accident year results, partially offset by higher catastrophe and non-catastrophe weather-related losses in the first six months of 2014. Favorable development on prior years’ loss reserves was $48.9 million for the six months ended June 30, 2014, compared to favorable development of $33.8 million in the same period in 2013, an increase of $15.1 million. Pre-tax catastrophe losses were $113.6 million for the six months ended June 30, 2014, compared to $81.5 million in the same period in 2013, an increase of $32.1 million.

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

We believe these efforts have driven, and will continue to drive, improvement in our overall mix of business and ultimately our underwriting profitability. Commercial Lines net premiums written grew by 7.5% in the first six months of 2014, driven by our core commercial businesses. This growth is primarily due to rate increases, increased retention and targeted new business expansion.

Underwriting results declined slightly in the first six months of 2014, as compared to the same period in 2013, due to higher catastrophe losses, partially offset by improved current accident year results excluding catastrophe losses. The competitive nature of the Commercial Lines market requires us to be highly disciplined in our underwriting process to ensure that we write business at acceptable margins, and we continue to seek rate increases across our lines of business.

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

Underwriting profit declined slightly in the first six months of 2014, as compared to the same period in 2013. Higher non-catastrophe weather related losses in the current accident year were partially offset by favorable development on prior years’ loss reserves. We continue to seek additional rate increases, subject to regulatory and competitive considerations, in our personal automobile line, particularly as a result of recent trends of higher loss severity in bodily injury. We also continue to seek rate increases in our homeowners lines as a result of the weather-related losses that the industry experienced in the past several years.

Chaucer

Chaucer deploys specialist underwriters in over 30 major insurance and reinsurance classes, including energy, marine and aviation, U.K. motor, property, casualty and other coverages. We obtain business through Lloyd’s, the leading international insurance and reinsurance market, which provides us with access to specialist business in over 200 countries and territories worldwide through its international licenses, brand reputation and strong security rating. Our underwriting strength, diverse portfolio and Lloyd’s membership underpin our ability to actively manage the scale, composition and profitable development of this business.

Underwriting profits increased in the first six months of 2014, as compared to the same period in 2013, primarily due to higher favorable development on prior years’ loss reserves, lower catastrophe related losses and higher earned premiums, partially offset by higher non-catastrophe losses. Chaucer net premiums written increased by 12.7% in the first six months of 2014 due to expanded underwriting capabilities in our casualty lines, specific underwriting opportunities in our marine markets and the decision to increase our economic interests in Syndicate 1084 to 100% for 2014, up from 98% in 2013 and 84% in 2012.

Chaucer has continued to experience overall downward pressure on rates during 2014. Rates in the marine and aviation, energy, property and casualty markets remained under pressure during the first half of 2014 due to high industry capacity, including new capital from a variety of sources, and a continued absence of major losses. U.K. motor market rates were modestly lower after two years of declines following significant increases in 2010 and 2011. In response to these challenging market conditions, we continue to actively manage Chaucer’s underwriting portfolio, using our expertise, distinctive underwriting capabilities and market knowledge to target specific attractive underwriting opportunities.

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

Results of Operations – Consolidated

Consolidated net income for the three months ended June 30, 2014 was $82.6 million, compared to $53.4 million for the three months ended June 30, 2013. The increase of $29.2 million is primarily due to improved operating results after taxes, principally in Commercial Lines, and higher realized investment gains from the sale of securities.  Additionally, net income in 2013 included $11.3 million of losses from the repayment of debt.

Consolidated net income for the six months ended June 30, 2014 was $137.2 million, compared to $119.6 million for the six months ended June 30, 2013. The increase of $17.6 million is primarily due to the absence in 2014 of $19.1 million of losses from the aforementioned repayment of debt and higher realized investment gains from the sale of securities.

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

The following table reflects operating income for each operating segment and a reconciliation of operating income to consolidated net income.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2014	2013	2014	2013
Operating income before interest expense and income taxes:
Commercial Lines	$44.2	$26.2	$60.3	$59.2
Personal Lines	22.7	19.9	44.3	50.4
Chaucer	38.1	36.9	87.3	77.8
Other	(2.8)	(1.9)	(4.7)	(4.1)
Operating income before interest expense and income taxes	102.2	81.1	187.2	183.3
Interest expense on debt	(16.3)	(17.4)	(32.6)	(32.1)
Operating income before income taxes	85.9	63.7	154.6	151.2
Income tax expense on operating income	(27.5)	(16.9)	(49.2)	(44.5)
Operating income	58.4	46.8	105.4	106.7
Net realized investment gains	22.2	13.7	26.6	21.8
Net loss from repayment of debt	-	(11.3)	-	(19.1)
Net (costs) benefit related to acquired businesses	(0.2)	(0.2)	(1.1)	0.2
Net foreign exchange (losses) gains	(0.2)	-	(0.3)	0.7
Income tax benefit on non-operating items	2.3	4.1	6.6	9.2
Income from continuing operations, net of taxes	82.5	53.1	137.2	119.5
Net gain from discontinued operations, net of taxes	0.1	0.3	-	0.1
Net income	$82.6	$53.4	$137.2	$119.6

Results of Operations – Segments

The following is our discussion and analysis of the results of operations by business segment. The operating results are presented before interest expense, taxes and other items which management believes are not indicative of our core operations, including realized gains and losses.

The following table summarizes the results of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2014	2013	2014	2013
Operating revenues
Net premiums written	$1,276.2	$1,242.6	$2,448.5	$2,319.3
Net premiums earned	1,174.7	1,090.8	2,337.7	2,185.1
Net investment income	67.0	67.9	134.0	135.2
Other income	9.1	10.2	18.6	20.8
Total operating revenues	1,250.8	1,168.9	2,490.3	2,341.1
Losses and operating expenses
Losses and LAE	725.5	692.1	1,476.0	1,375.5
Amortization of deferred acquisition costs	259.6	232.7	513.3	475.2
Other operating expenses	163.5	163.0	313.8	307.1
Total losses and operating expenses	1,148.6	1,087.8	2,303.1	2,157.8
Operating income before interest expense and income taxes	$102.2	$81.1	$187.2	$183.3

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Operating income before interest expense and income taxes was $102.2 million in the three months ended June 30, 2014, compared to $81.1 million for the three months ended June 30, 2013, an increase of $21.1 million. Catastrophe related activity in the quarter was $55.7 million, compared to $59.8 million in the same period of 2013, a decrease of $4.1 million. Excluding the impact of catastrophe related activity, segment earnings increased by $17.0 million. This increase was primarily due to improved Commercial Lines current accident year results, partially offset by higher non-catastrophe weather-related losses in our homeowners line. Favorable development on prior years’ loss reserves was $29.2 million in the quarter, compared to favorable development of $26.9 million in the same period in 2013, an increase of $2.3 million.

Net premiums written grew by $33.6 million in the three months ended June 30, 2014, compared to the three months ended June 30, 2013, and net premiums earned grew by $83.9 million. Chaucer accounted for $13.9 million of the net premiums written increase and $68.5 million of the net premiums earned increase. Chaucer’s net premiums earned increased primarily due to the aforementioned increase in economic interests in Syndicate 1084. Growth in net premiums written in our Commercial Lines was a result of rate increases, strong retention and targeted new business expansion.

Production and Underwriting Results

The following table summarizes premiums written on a gross and net basis, net premiums earned and loss, LAE, expense and combined ratios for the Commercial Lines, Personal Lines and Chaucer segments. Loss, LAE, catastrophe loss and combined ratios shown below include prior year reserve development. These items are not meaningful for our Other segment.

	Three Months Ended June 30, 2014
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$613.0	$541.0	$517.6	3.3	61.8	36.6	98.4
Personal Lines	395.2	370.8	350.3	7.8	69.9	28.4	98.3
Chaucer	415.4	364.4	306.8	3.7	52.4	39.7	92.1
Total	$1,423.6	$1,276.2	$1,174.7	4.7	61.8	35.0	96.8

	Three Months Ended June 30, 2013
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$591.0	$521.5	$485.8	3.1	64.2	37.6	101.8
Personal Lines	397.8	370.6	366.7	8.8	72.0	27.3	99.3
Chaucer	405.6	350.5	238.3	5.2	48.6	41.0	89.6
Total	$1,394.4	$1,242.6	$1,090.8	5.5	63.4	35.0	98.4

The following table summarizes net premiums written, and loss and LAE and catastrophe loss ratios by line of business for the Commercial Lines and Personal Lines segments. Loss and LAE and catastrophe loss ratios include prior year reserve development.

	Three Months Ended June 30,
	2014			2013
(dollars in millions)	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios
Commercial Lines:
Commercial multiple peril	$171.7	56.0	7.4	$163.2	59.9	7.0
Commercial automobile	76.4	77.9	0.3	76.8	77.1	0.1
Workers’ compensation	58.6	70.6	-	57.1	62.8	-
Other commercial	234.3	58.1	2.0	224.4	63.3	1.9
Total Commercial Lines	$541.0	61.8	3.3	$521.5	64.2	3.1
Personal Lines:
Personal automobile	$227.3	69.2	0.6	$227.9	74.6	1.1
Homeowners	132.7	73.6	20.7	131.8	69.4	22.6
Other personal	10.8	37.6	3.0	10.9	47.1	8.7
Total Personal Lines	$370.8	69.9	7.8	$370.6	72.0	8.8

The following table summarizes premiums written on a gross and net basis and net premiums earned by line of business for the Chaucer segment.

	Three Months Ended June 30,
	2014			2013
(in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Chaucer:
Marine and aviation	$82.4	$69.9	$69.3	$83.9	$67.3	$58.2
U.K. motor	95.2	94.6	82.4	86.5	87.0	69.7
Property	68.1	59.0	48.1	93.7	78.3	40.5
Energy	80.7	64.9	48.0	85.4	73.0	34.1
Casualty and other	89.0	76.0	59.0	56.1	44.9	35.8
Total Chaucer	$415.4	$364.4	$306.8	$405.6	$350.5	$238.3

The following table summarizes GAAP underwriting results for the Commercial Lines, Personal Lines, Chaucer and Other segments and reconciles it to operating income.

	Three Months Ended June 30,
	2014					2013
(in millions)	Commercial Lines	Personal Lines	Chaucer	Other	Total	Commercial Lines	Personal Lines	Chaucer	Other	Total
GAAP underwriting profit (loss),
excluding prior year reserve
development and catastrophes	$26.1	$28.6	$6.6	$(0.5)	$60.8	$6.1	$34.7	$6.5	$(0.5)	$46.8
Prior year favorable (unfavorable)
loss and LAE reserve development	(1.8)	2.2	29.2	(0.4)	29.2	(0.5)	(2.8)	30.7	(0.5)	26.9
Pre-tax catastrophe effect	(17.0)	(27.2)	(11.5)	-	(55.7)	(15.1)	(32.2)	(12.5)	-	(59.8)
GAAP underwriting profit (loss)	7.3	3.6	24.3	(0.9)	34.3	(9.5)	(0.3)	24.7	(1.0)	13.9
Net investment income	37.2	18.0	10.7	1.1	67.0	36.0	19.1	10.7	2.1	67.9
Fees and other income	2.1	3.1	3.1	0.8	9.1	1.9	3.1	4.5	0.7	10.2
Other operating expenses	(2.4)	(2.0)	-	(3.8)	(8.2)	(2.2)	(2.0)	(3.0)	(3.7)	(10.9)
Operating income (loss) before
interest expense and income taxes	$44.2	$22.7	$38.1	$(2.8)	$102.2	$26.2	$19.9	$36.9	$(1.9)	$81.1

Commercial Lines

Commercial Lines net premiums written were $541.0 million in the three months ended June 30, 2014, compared to $521.5 million in the three months ended June 30, 2013. This $19.5 million increase was primarily driven by rate increases, increased retention, and targeted new business expansion, partially offset by exposure and portfolio management actions that focus on reducing volatility from weather-related events and driving profit improvement.

Commercial Lines underwriting profit for the three months ended June 30, 2014 was $7.3 million, compared to a loss of $9.5 million for the three months ended June 30, 2013, an improvement of $16.8 million. Catastrophe related losses for the three months ended June 30, 2014 were $17.0 million, compared to $15.1 million for the three months ended June 30, 2013, an increase of $1.9 million. Unfavorable development on prior years’ loss reserves for the three months ended June 30, 2014 was $1.8 million, compared to $0.5 million for the three months ended June 30, 2013, a change of $1.3 million.

Commercial Lines current accident year underwriting profit, excluding catastrophes, was $26.1 million for the three months ended June 30, 2014, compared to $6.1 million for the three months ended June 30, 2013. This $20.0 million improvement was primarily due to lower losses in our commercial multiple peril and surety lines. In addition, the current quarter’s results benefited from growth in earned premium and underwriting expense efficiencies.

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

Personal Lines

Personal Lines net premiums written were $370.8 million in the three months ended June 30, 2014, compared to $370.6 million in the three months ended June 30, 2013, an increase of $0.2 million. Higher rates in both our homeowners and personal automobile lines and an increase in new business volume offset the impact of our continued property-focused exposure management actions and actions to improve underwriting results in all lines of business.

Net premiums written in the personal automobile line of business for the three months ended June 30, 2014 were $227.3 million compared to $227.9 million for the three months ended June 30, 2013, a decrease of $0.6 million. This decrease was primarily due to a decline in policies in force of 10.1%, primarily from ongoing exposure management actions and actions to improve underwriting results. This reduction in policies in force was offset by rate increases. Net premiums written in the homeowners line of business for the three months ended June 30, 2014 were $132.7 million compared to $131.8 million for the three months ended June 30, 2013, an increase of $0.9 million. This is attributable to rate increases which offset a decline in policies in force of 11.8%, principally as a result of the aforementioned exposure management actions.

Personal Lines underwriting profit for the three months ended June 30, 2014 was $3.6 million, compared to underwriting loss of $0.3 million for the three months ended June 30, 2013, a change of $3.9 million. Catastrophe losses for the three months ended June 30, 2014 were $27.2 million, compared to $32.2 million for the three months ended June 30, 2013, a decrease of $5.0 million. Favorable development on prior years’ loss reserves for the three months ended June 30, 2014 was $2.2 million, compared to unfavorable development of $2.8 million for the three months ended June 30, 2013, a change of $5.0 million, primarily due to lower than expected losses in the personal automobile line.

Personal Lines current accident year underwriting profit, excluding catastrophes, was $28.6 million in the three months ended June 30, 2014, compared to $34.7 million for the three months ended June 30, 2013. This $6.1 million decline was primarily due to higher non-catastrophe weather-related losses in our homeowners line.

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

Chaucer

Chaucer’s net premiums written were $364.4 million for the three months ended June 30, 2014, compared to $350.5 million for the three months ended June 30, 2013, an increase of $13.9 million, or 4.0%. Net premiums written increased due to expanded underwriting capabilities and the timing of specific underwriting opportunities in our casualty lines and the aforementioned increase in Chaucer’s economic interests in Syndicate 1084, partially offset by a reduction in our property line, primarily due to the cancellation of a large individual policy.

Chaucer’s underwriting profit for the three months ended June 30, 2014 was $24.3 million, compared to $24.7 million for the three months ended June 30, 2013, a decrease of $0.4 million. Favorable development on prior years’ loss reserves for the three months ended June 30, 2014 was $29.2 million, compared to $30.7 million for the three months ended June 30, 2013, a change of $1.5 million. Catastrophe losses for the three months ended June 30, 2014 were $11.5 million, compared to $12.5 million for the three months ended June 30, 2013, a change of $1.0 million.

Chaucer’s current accident year underwriting profit, excluding catastrophes, was $6.6 million in the three months ended June 30, 2014, compared to $6.5 million for the three months ended June 30, 2013. This $0.1 million change was primarily due to lower losses in our property line, lower expenses due to a reduction in foreign exchange losses on overseas deposits, and higher earned premiums. These increases to underwriting profit were essentially offset by higher large losses in our marine, energy and U.K. motor lines.

We continue to experience significant competition across the international insurance industry. Current pricing conditions in marine and aviation, energy, property and casualty continue to be affected by an absence of major industry losses and excess capacity. We expect U.K. motor rates to modestly increase after two years of declines following significant increases in 2010 and 2011. There can be no assurance that we will be able to maintain adequate rates in light of economic and regulatory conditions in our markets.

Other

Other operating loss was $2.8 million for the three months ended June 30, 2014, compared to $1.9 million for the three months ended June 30, 2013. This $0.9 million increased loss is primarily due to lower net investment income in our holding company.

Six months ended June 30, 2014 Compared to Six months ended June 30, 2013

Operating income before interest expense and income taxes was $187.2 million in the six months ended June 30, 2014, compared to $183.3 million in the six months ended June 30, 2013, an increase of $3.9 million. This increase is due higher favorable development and improved Commercial Lines current accident year results, partially offset by higher catastrophe and non-catastrophe weather-related losses primarily in the homeowners line. Favorable development on prior years’ loss reserves was $48.9 million for the six months ended June 30, 2014, compared to $33.8 million for the six months ended June 30, 2013, an increase of $15.1 million. Pre-tax catastrophe losses were $113.6 million in the first six months of 2014, compared to $81.5 million in the same period of 2013, an increase of $32.1 million.

Net premiums written grew by $129.2 million in the six months ended June 30, 2014, compared to the six months ended June 30, 2013, and net premiums earned grew by $152.6 million. Chaucer accounted for $76.2 million of the net premiums written increase and $119.7 million of the net premiums earned increase, primarily due to the aforementioned increase in Chaucer’s economic interests in Syndicate 1084. Additionally, growth in our Commercial Lines, resulting from rate increases, strong retention and targeted new business expansion, was partially offset by a decrease in our Personal Lines net premiums written.

Production and Underwriting Results

The following table summarizes premiums written on a gross and net basis, net premiums earned and loss, LAE, expense and combined ratios for the Commercial Lines, Personal Lines and Chaucer segments. Loss, LAE, catastrophe loss and combined ratios shown below include prior year reserve development. These items are not meaningful for our Other segment.

	Six Months Ended June 30, 2014
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$1,210.8	$1,080.3	$1,030.3	5.6	64.5	36.7	101.2
Personal Lines	738.5	690.0	700.5	6.5	70.4	28.1	98.5
Chaucer	882.4	678.2	606.9	1.8	52.5	37.5	90.0
Total	$2,831.7	$2,448.5	$2,337.7	4.9	63.1	34.4	97.5

	Six Months Ended June 30, 2013
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$1,152.4	$1,005.1	$962.4	2.3	63.3	37.8	101.1
Personal Lines	765.0	712.2	735.5	6.0	70.6	27.3	97.9
Chaucer	795.1	602.0	487.2	3.1	50.4	37.8	88.2
Total	$2,712.5	$2,319.3	$2,185.1	3.7	63.0	34.3	97.3

The following table summarizes net premiums written, and loss and LAE and catastrophe loss ratios by line of business for the Commercial Lines and Personal Lines segments. Loss and LAE and catastrophe loss ratios include prior year reserve development.

	Six Months Ended June 30,
	2014			2013
(dollars in millions)	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios
Commercial Lines:
Commercial multiple peril	$344.6	64.8	13.3	$317.2	60.1	5.2
Commercial automobile	152.6	77.2	0.1	149.6	75.1	0.1
Workers’ compensation	129.9	69.2	-	119.3	63.1	-
Other commercial	453.2	58.3	2.9	419.0	61.8	1.5
Total Commercial Lines	$1,080.3	64.5	5.6	$1,005.1	63.3	2.3
Personal Lines:
Personal automobile	$439.1	71.7	0.3	$455.0	75.5	0.5
Homeowners	231.7	70.4	17.5	237.2	63.9	15.7
Other personal	19.2	40.4	3.4	20.0	47.1	7.1
Total Personal Lines	$690.0	70.4	6.5	$712.2	70.6	6.0

The following table summarizes premiums written on a gross and net basis and net premiums earned by line of business for the Chaucer segment.

	Six Months Ended June 30,
	2014			2013
(in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Chaucer:
Marine and aviation	$210.7	$160.9	$136.1	$192.2	$148.6	$117.0
U.K. motor	173.0	150.7	159.7	166.2	147.1	136.2
Property	174.9	118.2	94.7	185.9	126.1	85.0
Energy	140.2	89.3	101.2	137.2	90.7	78.9
Casualty and other	183.6	159.1	115.2	113.6	89.5	70.1
Total Chaucer	$882.4	$678.2	$606.9	$795.1	$602.0	$487.2

The following table summarizes GAAP underwriting results for the Commercial Lines, Personal Lines, Chaucer and Other segments and reconciles it to operating income.

	Six Months Ended June 30,
	2014					2013
(in millions)	Commercial Lines	Personal Lines	Chaucer	Other	Total	Commercial Lines	Personal Lines	Chaucer	Other	Total
GAAP underwriting profit (loss),
excluding prior year reserve
development and catastrophes	$45.6	$48.1	$22.8	$(0.7)	$115.8	$10.6	$62.1	$28.8	$(1.0)	$100.5
Prior year favorable (unfavorable)
loss and LAE reserve development	(2.4)	3.2	48.8	(0.7)	48.9	(0.7)	(8.4)	44.0	(1.1)	33.8
Pre-tax catastrophe effect	(57.2)	(45.6)	(10.8)	-	(113.6)	(22.5)	(43.9)	(15.1)	-	(81.5)
GAAP underwriting profit (loss)	(14.0)	5.7	60.8	(1.4)	51.1	(12.6)	9.8	57.7	(2.1)	52.8
Net investment income	74.5	35.9	21.2	2.4	134.0	72.1	38.1	21.2	3.8	135.2
Fees and other income	4.1	6.0	7.0	1.5	18.6	3.9	6.4	9.0	1.5	20.8
Other operating expenses	(4.3)	(3.3)	(1.7)	(7.2)	(16.5)	(4.2)	(3.9)	(10.1)	(7.3)	(25.5)
Operating income (loss) before
interest expense and income taxes	$60.3	$44.3	$87.3	$(4.7)	$187.2	$59.2	$50.4	$77.8	$(4.1)	$183.3

Commercial Lines

Commercial Lines net premiums written was $1,080.3 million in the six months ended June 30, 2014, compared to $1,005.1 million in the six months ended June 30, 2013. This $75.2 million increase was primarily driven by rate increases, increased retention, and targeted new business expansion, partially offset by exposure and portfolio management actions that focus on reducing volatility from weather-related events and driving profit improvement.

Commercial Lines underwriting loss in the six months ended June 30, 2014 was $14.0 million, compared to $12.6 million in the six months ended June 30, 2013, a change of $1.4 million. Catastrophe related losses for the six months ended June 30, 2014 were $57.2 million, compared to $22.5 million for the six months ended June 30, 2013, an increase of $34.7 million. Unfavorable development on prior years’ loss reserves for the six months ended June 30, 2014 was $2.4 million compared to $0.7 million for the six months ended June 30, 2013, a change of $1.7 million.

Commercial Lines current accident year underwriting profit, excluding catastrophes, was $45.6 million in the six months ended June 30, 2014, compared to $10.6 million in the six months ended June 30, 2013. This $35.0 million improvement was primarily due to lower losses in our commercial multiple peril and surety lines. In addition, the first six months’ results benefited from growth in earned premium and underwriting expense efficiencies.

Personal Lines

Personal Lines net premiums written was $690.0 million in the six months ended June 30, 2014, compared to $712.2 million in the six months ended June 30, 2013, a decrease of $22.2 million. The primary factors contributing to this decrease were our continued property-focused exposure management actions and actions to improve underwriting results in all lines of business. These decreases were partially offset by higher rates in both our homeowners and personal automobile lines, and increased new business volume.

Net premiums written in the personal automobile line of business for the six months ended June 30, 2014 were $439.1 million compared to $455.0 million for the six months ended June 30, 2013, a decrease of $15.9 million. This decrease was primarily due to a decline in policies in force of 10.1%, primarily from ongoing exposure management actions and actions to improve underwriting results, partially offset by rate increases. Net premiums written in the homeowners line of business for the six months ended June 30, 2014 were $231.7 million compared to $237.2 million for the six months ended June 30, 2013, a decrease of $5.5 million. This is attributable to a decline in policies in force of 11.8%, principally as a result of the aforementioned exposure management actions, partially offset by rate increases.

Personal Lines underwriting profit for the six months ended June 30, 2014 was $5.7 million, compared to a profit of $9.8 million for the six months ended June 30, 2013, a change of $4.1 million. Catastrophe losses for the six months ended June 30, 2014 were $45.6 million, compared to $43.9 million for the six months ended June 30, 2013, an increase of $1.7 million. Favorable development on prior years’ loss reserves for the six months ended June 30, 2014 was $3.2 million compared to unfavorable development of $8.4 million for the six months ended June 30, 2013, a change of $11.6 million, primarily due to lower than expected losses in the personal automobile line.

Personal Lines current accident year underwriting profit, excluding catastrophes, was $48.1 million in the six months ended June 30, 2014, compared to $62.1 million for the six months ended June 30, 2013. This $14.0 million decline was due to increased non-catastrophe weather-related losses primarily in our homeowners line. In addition, the first six months’ results were impacted by a decrease in earned premium and the resulting adverse effect on the expense ratio.

Chaucer

Chaucer’s net premiums written were $678.2 million for the six months ended June 30, 2014, compared to $602.0 million for the six months ended June 30, 2013, an increase of $76.2 million, or 12.7%. Net premiums written increased due to expanded underwriting capabilities in our casualty lines, specific underwriting opportunities in our casualty and marine markets and the aforementioned increase in Chaucer’s economic interests in Syndicate 1084.

Chaucer’s underwriting profit for the six months ended June 30, 2014 was $60.8 million, compared to $57.7 million for the six months ended June 30, 2013, an improvement of $3.1 million. These improved results were primarily due to increased favorable development on prior years’ loss reserves, lower catastrophe losses and higher earned premiums, partially offset by higher non-catastrophe related losses. Favorable development on prior years’ loss reserves for the six months ended June 30, 2014 was $48.8 million, compared to $44.0 million for the six months ended June 30, 2013, a change of $4.8 million. Catastrophe losses for the six months ended June 30, 2014 were $10.8 million, compared to $15.1 million for the six months ended June 30, 2013, a decrease of $4.3 million. Higher non-catastrophe losses were primarily due to higher large losses in our marine and aviation and U.K. motor lines, partially offset by lower losses in our property line.

Other

Other operating loss was $4.7 million for the six months ended June 30, 2014, compared to a $4.1 million for the six months ended June 30, 2013. The $0.6 million increased loss is primarily due to lower net investment income in our holding company.

Reserve for Losses and Loss Adjustment Expenses

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses.

	Six Months Ended
	June 30,
(in millions)	2014	2013
Gross loss and LAE reserves, beginning of period	$6,231.5	$6,197.0
Reinsurance recoverable on unpaid losses	2,030.4	2,074.3
Net loss and LAE reserves, beginning of period	4,201.1	4,122.7
Net incurred losses and LAE in respect of losses occurring in:
Current year	1,524.9	1,409.3
Prior years	(48.9)	(33.8)
Total incurred losses and LAE	1,476.0	1,375.5
Net payments of losses and LAE in respect of losses occurring in:
Current year	523.3	479.1
Prior years	804.9	900.6
Total payments	1,328.2	1,379.7
Effect of foreign exchange rate changes	20.4	(53.3)
Net reserve for losses and LAE, end of period	4,369.3	4,065.2
Reinsurance recoverable on unpaid losses	2,078.7	1,998.4
Gross reserve for losses and LAE, end of period	$6,448.0	$6,063.6

The table below summarizes the gross reserve for losses and LAE by line of business.

	June 30,	December 31,
(in millions)	2014	2013
Commercial multiple peril	$650.2	$597.5
Workers’ compensation	613.9	596.1
Commercial automobile	311.3	297.9
AIX	334.9	337.5
Other	495.0	470.7
Total Commercial and Other	2,405.3	2,299.7
Personal automobile	1,391.2	1,413.1
Homeowners and other	145.0	137.2
Total Personal	1,536.2	1,550.3
Total Chaucer	2,506.5	2,381.5
Total loss and LAE reserves	$6,448.0	$6,231.5

Other lines are primarily comprised of our general liability, umbrella, professional and management liability, marine, voluntary pools, surety, and healthcare lines. Included in the above table, primarily in other lines, are $61.0 million and $61.9 million of asbestos and environmental reserves as of June 30, 2014 and December 31, 2013, respectively. Included in the Chaucer segment in the above table are $225.7 million and $230.6 million of reserves as of June 30, 2014 and December 31, 2013, respectively, related to Chaucer’s financial and professional liability lines written in 2008 and prior, previously included in Syndicate 4000. Effective January 1, 2014, Syndicate 1084 accepted the liabilities of Syndicate 4000 for the 2008 year of account and prior. This transaction had no impact on our consolidated results.

Prior Year Development

Loss and LAE reserves for claims occurring in prior years developed favorably by $48.9 million for the six months ended June 30, 2014 compared to favorable development of $33.8 million for the six months ended June 30, 2013.

The primary drivers of reserve development for the six months ended June 30, 2014 were as follows:

•Lower than expected losses within Chaucer’s business as follows:

•  marine and aviation lines, primarily in the 2011 through 2013 accident years,

•  within casualty and other lines, specialist liability lines, primarily in the 2010 and 2013 accident years,

•  property line, primarily in the 2010 through 2013 accident years, and

•  favorable impact of foreign exchange rate movements on prior years’ loss reserves.

•  Lower than expected losses within our commercial multiple peril line, primarily related to accident years 2012 and 2013.

•  Lower than expected losses within our personal automobile line, primarily related to accident year 2013.

Partially offsetting the favorable development discussed above were the following:

•Higher than expected large losses within our Chaucer energy line, primarily related to accident year 2013.

•  Higher than expected large losses within our commercial automobile line, primarily related to liability coverage in accident years 2010 through 2013.

The primary drivers of reserve development for the six months ended June 30, 2013 were as follows:

•Lower than expected losses within Chaucer’s business as follows:

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

•Lower than expected losses within our workers’ compensation line, primarily related to accident years 2008 through 2012 and, in the current quarter, a $3.2 million benefit from the settlement of a legal proceeding.

•Lower than expected losses within our commercial multi-peril line, primarily related to accident year 2012.

Partially offsetting the favorable development discussed above were the following:

•Higher than expected losses within our personal automobile line, due to severity in the bodily injury line for accident years 2010 through 2012.

•Higher than expected losses within our other commercial lines, primarily related to accident years 2010 through 2012.

•Higher than expected large losses within our commercial automobile line, primarily related to liability coverages in accident years 2010 and 2011.

It is not possible to know whether the factors that affected loss reserves in the first half of 2014 will also occur in future periods. As discussed in detail in our Form 10-K for the year ended December 31, 2013, there are inherent uncertainties in estimating reserves for losses and loss adjustment expenses. We encourage you to read our Form 10-K for more information about our reserving process and the judgments, uncertainties and risks associated therewith.

Investments

Investment Results

Net investment income before taxes decreased $0.9 million, or 1.3%, to $67.0 million for the three months ended June 30, 2014, and $1.2 million, or 0.9%, to $134.0 million for the six months ended June 30, 2014. The decrease in both periods is primarily due to the impact of lower new money yields and lower income from overseas deposits.  These declines were partially offset by additional income resulting from the investment of higher operational cash flows.  Average pre-tax earned yields on fixed maturities were 3.74% and 3.98% for the three months ended June 30, 2014 and 2013, respectively, and 3.76% and 4.00% for the six months ended June 30, 2014 and 2013, respectively. We expect average investment yields to continue to decline as new money rates remain lower than embedded book yields.

Investment Portfolio

We held cash and investment assets diversified across several asset classes, as follows:

	June 30, 2014		December 31, 2013
(dollars in millions)	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
Fixed maturities, at fair value	$7,058.5	83.7%	$6,970.6	86.3%
Equity securities, at fair value	530.5	6.3	430.2	5.3
Cash and cash equivalents	606.2	7.2	486.2	6.0
Other investments	238.5	2.8	192.5	2.4
Total cash and investments	$8,433.7	100.0%	$8,079.5	100.0%

Cash and Investments

Total cash and investments increased $354.2 million, or 4.4%, for the six months ended June 30, 2014, of which cash and cash equivalents increased $120.0 million, equity securities increased $100.3 million, fixed maturities increased $87.9 million and other investments increased $46.0 million.  The increase in cash and cash equivalents was primarily due to positive operational cash flows, partially offset by funding net investment activities and external dividend payments. Equity securities increased primarily due to purchases of exchange traded funds and dividend yielding stocks, as well as market value appreciation. Fixed maturities increased primarily due to market value appreciation, partially offset by dispositions to fund the purchases of equities and other investments.

Our fixed maturity portfolio is comprised of corporate securities, taxable and tax-exempt municipal securities, residential mortgage-backed securities, commercial mortgage-backed securities, U.S. government securities, foreign government securities and asset-backed securities. Equity securities primarily consist of common stocks, exchange traded funds.

The following table provides information about the investment types of our fixed maturities portfolio:

	June 30, 2014
(in millions) Investment Type	Amortized Cost	Fair Value	Net Unrealized Gain (Loss)	Change in Net Unrealized During 2014
U.S. Treasury and government agencies	$403.5	$403.2	$(0.3)	$10.6
Foreign government	319.7	321.0	1.3	0.8
Municipals:
Taxable	938.5	988.1	49.6	31.7
Tax exempt	141.9	145.4	3.5	3.1
Corporate	3,718.3	3,908.7	190.4	56.4
Asset-backed:
Residential mortgage-backed	697.3	713.6	16.3	10.3
Commercial mortgage-backed	395.1	406.1	11.0	5.3
Asset-backed	170.8	172.4	1.6	(0.2)
Total fixed maturities	$6,785.1	$7,058.5	$273.4	$118.0

Net unrealized gains on fixed maturities increased $118.0 million, or 75.9%, to $273.4 million at June 30, 2014, compared to $155.4 million at December 31, 2013, primarily due to lower prevailing interest rates and tightening of credit spreads.

Amortized cost and fair value by rating category were as follows:

		June 30, 2014			December 31, 2013
(in millions) NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost	Fair Value	% of Total Fair Value	Amortized Cost	Fair Value	% of Total Fair Value
1	Aaa/Aa/A	$4,818.7	$4,977.7	70.5%	$4,934.1	$5,009.7	71.9%
2	Baa	1,567.3	1,657.9	23.5	1,494.0	1,555.5	22.3
3	Ba	173.5	184.9	2.6	164.7	173.1	2.5
4	B	184.9	195.7	2.8	170.8	178.4	2.5
5	Caa and lower	40.2	41.6	0.6	44.1	46.0	0.7
6	In or near default	0.5	0.7	-	7.5	7.9	0.1
Total fixed maturities		$6,785.1	$7,058.5	100.0%	$6,815.2	$6,970.6	100.0%

Based on ratings by the National Association of Insurance Commissioners (“NAIC”), approximately 94% of the fixed maturity portfolio consisted of investment grade securities at June 30, 2014 and December 31, 2013, respectively. The quality of our fixed maturity portfolio remains strong based on ratings, capital structure position, support through guarantees, underlying security, issuer diversification and yield curve position.

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

	June 30, 2014		December 31, 2013
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(in millions)	Losses	Value	Losses	Value
Fixed maturities:
Investment grade:
12 months or less	$4.4	$440.5	$64.7	$2,102.4
Greater than 12 months	29.4	841.8	21.9	203.7
Total investment grade fixed maturities	33.8	1,282.3	86.6	2,306.1
Below investment grade:
12 months or less	0.8	20.6	3.0	73.9
Greater than 12 months	1.8	25.0	1.9	22.9
Total below investment grade fixed maturities	2.6	45.6	4.9	96.8
Equity securities:
12 months or less	-	10.0	2.8	45.2
Greater than 12 months	0.8	3.4	0.4	0.7
Total equity securities	0.8	13.4	3.2	45.9
Total	$37.2	$1,341.3	$94.7	$2,448.8

Gross unrealized losses at June 30, 2014 decreased $57.5 million compared to December 31, 2013, primarily attributable to lower prevailing interest rates and tightening of credit spreads. At June 30, 2014, gross unrealized losses consisted primarily of $15.0 million of corporate fixed maturities, $6.4 million in municipal securities, $6.3 million of U.S. Treasury and government agency securities and $5.8 million of residential mortgage-backed securities.

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

The following table sets forth gross unrealized losses for fixed maturities by maturity period and for equity securities at June 30, 2014 and December 31, 2013. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers.

	June 30,	December 31,
(in millions)	2014	2013
Due in one year or less	$0.9	$0.5
Due after one year through five years	4.1	8.4
Due after five years through ten years	9.5	36.6
Due after ten years	14.5	26.9
	29.0	72.4
Mortgage-backed and asset-backed securities	7.4	19.1
Total fixed maturities	36.4	91.5
Equity securities	0.8	3.2
Total fixed maturities and equity securities	$37.2	$94.7

The carrying values of defaulted fixed maturity securities on non-accrual status at June 30, 2014 and December 31, 2013 were not material. The effects of non-accruals compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities, were reductions in net investment income of $1.0 million and $1.3 million for the six months ended June 30, 2014 and 2013, respectively. Any defaults in the fixed maturities portfolio in future periods may negatively affect investment income.

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

Monetary policies in the developed economies, particularly in the United States, Europe and Japan, are supportive of moderate economic growth, while fiscal policies are more divergent and subject to change. During 2014 in the United States, the Federal Reserve (the “Fed”) began tapering its $85.0 billion of monthly bond purchases, known as quantitative easing. Fed officials expect to bring the monthly purchases to a halt with a final $15.0 billion reduction at its October meeting. The Fed has indicated that it does not plan to begin raising short-term rates in the near future and is expected to continue to provide forward guidance to keep rates relatively stable even as the economy strengthens. Geopolitical risks can also impact the movement of U.S. Treasury interest rates.  Overall, we anticipate marginally higher new money yields and lower fixed maturity market values throughout the remainder of 2014.

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

Other Items

Net income also included the following items:

	Three Months Ended June 30,
(in millions)	Commercial Lines	Personal Lines	Chaucer	Other	Discontinued Operations	Total
2014
Net realized investment gains	$1.3	$0.6	$20.3	$-	$-	$22.2
Net costs related to acquired businesses	-	-	-	(0.2)	-	(0.2)
Net foreign exchange losses	-	-	-	(0.2)	-	(0.2)
Discontinued operations, net of taxes	-	-	-	-	0.1	0.1

2013
Net realized investment gains (losses)	$9.2	$4.8	$0.7	$(1.0)	$-	$13.7
Net loss from repayment of debt	-	-	-	(11.3)	-	(11.3)
Net costs related to acquired businesses	-	-	-	(0.2)	-	(0.2)
Discontinued operations, net of taxes	-	-	-	-	0.3	0.3

	Six Months Ended June 30,
(in millions)	Commercial Lines	Personal Lines	Chaucer	Other	Discontinued Operations	Total
2014
Net realized investment gains	$3.9	$1.9	$20.8	$-	$-	$26.6
Net costs related to acquired businesses	-	-	-	(1.1)	-	(1.1)
Net foreign exchange losses	-	-	-	(0.3)	-	(0.3)

2013
Net realized investment gains (losses)	$14.6	$7.6	$0.6	$(1.0)	$-	$21.8
Net loss from repayment of debt	(5.2)	(2.6)	-	(11.3)	-	(19.1)
Net benefit related to acquired businesses	-	-	-	0.2	-	0.2
Net foreign exchange gains	-	-	-	0.7	-	0.7
Discontinued operations, net of taxes	-	-	-	-	0.1	0.1

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

Net realized gains on investments were $22.2 million for the three months ended June 30, 2014 compared to net realized gains on investments of $13.7 million for the three months ended June 30, 2013. Net realized gains in 2014 were primarily due to $21.5 million of gains recognized from the sale of equity securities, including a $20.2 million gain on a single equity investment acquired with Chaucer. Net realized gains in 2013 were primarily due to $15.1 million of gains recognized from the sale of equities and fixed maturities, partially offset by $1.1 million of other-than-temporary impairments.

Net realized gains on investments were $26.6 million for the six months ended June 30, 2014 compared to net realized gains on investments of $21.8 million for the six months ended June 30, 2013. Net realized gains in 2014 were primarily due to $23.3 million of gains recognized from the sale of equity securities. Net realized gains in 2013 were primarily due to $23.8 million of gains recognized from the sale of equities and fixed maturities, partially offset by $1.6 million of other-than-temporary impairments.

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

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

The provision for income taxes from continuing operations was an expense of $25.2 million in the three months ended June 30, 2014, compared to an expense of $12.8 million during the same period in 2013. These provisions resulted in consolidated effective federal tax rates of 23.4% and 19.4% for the three months ended June 30, 2014 and 2013, respectively. These provisions reflect benefits related to tax planning strategies implemented in prior years of $4.7 million and $4.9 million during the three months ended June 30, 2014 and 2013, respectively and benefits related to the reduction of a valuation allowance of $0.6 million during the three months ended June 30, 2014. Additionally, the three months ended June 30, 2014 included a $4.4 million benefit related to foreign exchange losses that will be deductible on our 2013 U.S. tax return. This permanent tax item is not otherwise recognized in our U.S. GAAP financial statements. The provision for the three months ended June 30, 2013 reflects a benefit of $3.6 million primarily due to a change in estimate of prior years’ non-U.S. income. Absent these benefits, the provision for income taxes would have been $34.9 million or 32.4% and $21.3 million or 32.3% for the three months ended June 30, 2014 and 2013, respectively.

The income tax provision on operating income was an expense of $27.5 million during the three months ended June 30, 2014, compared to $16.9 million during the same period in 2013. These provisions resulted in effective tax rates for operating income of 32.0% and 26.5% in 2014 and 2013, respectively. The increase in the effective tax rate is primarily due to increased operating income and the aforementioned tax benefit of $3.6 million in 2013 for the change in estimate for prior years’ non-U.S. income.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

The provision for income taxes from continuing operations was an expense of $42.6 million in the six months ended June 30, 2014, compared to an expense of $35.3 million during the same period in 2013. These provisions resulted in consolidated effective federal tax rates of 23.7%  and 22.8% for the six months ended June 30, 2014 and 2013, respectively. These provisions reflect benefits related to tax planning strategies implemented in prior years of $8.8 million and $10.3 million during the six months ended June 30, 2014 and 2013, respectively, and benefits related to the reduction of a valuation allowance of $2.0 million during the six months ended June 30, 2014. Additionally, the six months ended June 30, 2014 included the aforementioned $4.4 million foreign exchange related benefit. The provision for the six months ending June 30, 2013 reflects a benefit of $3.6 million for a change in estimate of prior years’ non-U.S. income. Absent these benefits, the provision for income taxes would have been $57.8 million or 32.1% and $49.2 million or 31.8% for the six months ended June 30, 2014 and 2013, respectively.

The income tax provision on operating income was an expense of $49.2 million during the six months ended June 30, 2014, compared to $44.5 million during the same period in 2013. These provisions resulted in effective tax rates for operating income of 31.8% and 29.4% in 2014 and 2013, respectively. The increase in the effective tax rate is due to the aforementioned tax benefit of $3.6 million in 2013 for the change in estimate of prior years’ non-U.S. income.

During the first six months of 2014, we released the valuation allowance related to our deferred tax assets of $2.9 million held at the beginning of the year. The write off of this valuation allowance resulted from appreciation in our investment portfolio. Accordingly, we recorded decreases in our valuation allowance of $2.0 million as an adjustment to income tax expense and $0.9 million as an adjustment to accumulated other comprehensive income.

Critical Accounting Estimates

Interim consolidated financial statements have been prepared in conformity with U.S. GAAP and include certain accounting policies that we consider to be critical due to the amount of judgment and uncertainty inherent in the application of those policies. While we believe that the amounts included in our consolidated financial statements reflect our best judgment, the use of different assumptions could produce materially different accounting estimates. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, we believe the following accounting estimates are critical to our operations and require the most subjective and complex judgment:

•  Reserve for losses and loss expenses

•Reinsurance recoverable balances

•  Pension benefit obligations

•Other-than-temporary impairments (“OTTI”)

•  Deferred tax assets

For a more detailed discussion of these critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2013.

Statutory Surplus of U.S. Insurance Subsidiaries

The following table reflects statutory surplus for our U.S. insurance subsidiaries:

	June 30,	December 31,
(in millions)	2014	2013
Total Statutory Capital and Surplus–U.S. Insurance Subsidiaries	$1,974.9	$1,834.3

The statutory capital and surplus for our U.S. insurance subsidiaries increased $140.6 million during the first six months of 2014, primarily due to operating results, and from increased unrealized and realized gains on investments.

The NAIC prescribes an annual calculation regarding risk based capital (“RBC”). RBC ratios for regulatory purposes are expressed as a percentage of the capital required to be above the Authorized Control Level (the “Regulatory Scale”); however, in the insurance industry, RBC ratios are widely expressed as a percentage of the Company Action Level. The following table reflects the Company Action Level, the Authorized Control Level and RBC ratios for Hanover Insurance (which includes Citizens and other U.S. insurance subsidiaries), as of June 30, 2014, expressed both on the Industry Scale (Total Adjusted Capital divided by the Company Action Level) and Regulatory Scale (Total Adjusted Capital divided by Authorized Control Level):

(dollars in millions)	Company Action Level	Authorized Control Level	RBC Ratio Industry Scale	RBC Ratio Regulatory Scale
The Hanover Insurance Company	$732.6	$366.3	268%	536%

Lloyd’s Capital Requirement

Chaucer corporate members operate in the Lloyd’s market, which requires that these members deposit funds, referred to as “Funds at Lloyd’s”, to support their underwriting interests. Lloyd’s sets required capital annually for all participating syndicates based on each syndicate’s business plans, the rating and reserving environment, and discussions with regulatory and rating agencies. Although the minimum capital levels are set by Lloyd’s, it is the responsibility of Chaucer to continually monitor the risk profiles of its managed syndicates to ensure that the level of funding remains appropriate. Such capital is comprised of cash and cash equivalents, investments, undrawn letters of credit provided by various banks and other assets. At June 30, 2014, we are in compliance with the capital requirements. We expect to be able to meet these capital requirements in the future.

We have the following securities, assets and letters of credit pledged to Lloyd’s to satisfy these capital requirements at June 30, 2014. In 2012, we decided not to renew the capital provision reinsurance treaty for the 2013 underwriting year with Flagstone Re. In accordance with the terms of the capital provision reinsurance treaty, Flagstone Re is obligated to provide Funds at Lloyd’s in relation to its participation for the 2009 through 2012 underwriting years, until such time that their participation ceases.

(in millions)
Letters of credit	$222.4
Reinsurance treaty	65.3
Fixed maturities, at fair value	402.7
Cash and cash equivalents	75.4
Total securities, assets and letters of credit pledged to Lloyd’s	$765.8

Liquidity and Capital Resources

Liquidity is a measure of our ability to generate sufficient cash flows to meet the cash requirements of business operations. As a holding company, our primary ongoing source of cash is dividends from our insurance subsidiaries. However, dividend payments to us by our U.S. insurance subsidiaries are subject to limitations imposed by regulators, such as prior notice periods and the requirement that dividends in excess of a specified percentage of statutory surplus or prior year’s statutory earnings receive prior approval (so called “extraordinary dividends”). No dividends were paid to the holding company by Hanover Insurance during the second quarter of 2014.

Dividend payments to the holding company by Chaucer are regulated by U.K. law. Dividends from Chaucer are dependent on dividends from its subsidiaries. Annual dividend payments from Chaucer are limited to retained earnings that are not restricted by capital and other requirements for business at Lloyd’s. Also, Chaucer must provide advance notice to the U.K.’s Prudential Regulation Authority (“PRA”), one of the successors to the Financial Services Authority, of certain proposed dividends or other payments from PRA regulated entities. Dividends of $22.5 million were paid to the holding company by Chaucer during the second quarter of 2014.

In connection with an intercompany borrowing arrangement between Chaucer and the holding company, interest on a $300 million note is paid by Chaucer on a quarterly basis to the holding company. This interest may be deferred at the election of the holding company. If deferred, the interest is added to the principal. For each of the six month periods ended June 30, 2014 and 2013, Chaucer paid $11.2 million of interest to the holding company.

At June 30, 2014, THG, as a holding company, held approximately $112.4 million of fixed maturities and cash. We believe our holding company assets are sufficient to meet our future obligations, which consist primarily of dividends to our shareholders (as and to the extent declared), the interest on our senior and subordinated debentures, certain costs associated with benefits due to our former life employees and agents, additional funds relating to the purchase of Chaucer, and, to the extent required, payments related to indemnification of liabilities associated with the sale of various subsidiaries. We do not expect that it will be necessary to dividend additional funds from our insurance subsidiaries in order to fund 2014 holding company obligations; however, we may decide to do so.

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

Net cash provided by operating activities was $167.4 million during the first six months of 2014, as compared to net cash provided by operating activities of $33.3 million during the first six months of 2013. The $134.1 million change primarily resulted from increased premium collections and decreased loss and LAE payments during the first half of 2014.

Net cash used in investing activities was $22.9 million during the first six months of 2014, as compared to net cash provided by investing activity of $133.2 million during the first six months of 2013. During 2014, cash used in investing activities primarily related to net purchases of equity securities and other investments, partially offset by net disposals of fixed maturities. In 2013, cash provided was primarily related to net disposals of fixed maturities, partially offset by net purchases of equity securities.

Net cash used in financing activities was $33.0 million during the first six months of 2014, as compared to net cash used in financing activities of $34.8 million during the first six months of 2013. During 2014, cash used in financing activities primarily resulted from the payment of dividends to shareholders. During 2013, cash used in financing activities primarily resulted from repurchases of debt, including $46.3 million of FHLBB borrowings, repurchases of common stock and the payment of dividends to shareholders.  These cash outflows were partially offset by proceeds from the issuance, on March 20, 2013, of $175.0 million of unsecured subordinated debentures.

Dividends to common shareholders are subject to quarterly board approval and declaration. During the first six months of 2014, as declared by the Board, we paid two quarterly dividends, each for $0.37 per share to our shareholders, totaling $32.6 million. We believe that our holding company assets are sufficient to provide for future shareholder dividends should the Board of Directors declare them.

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

Since October 2007 and through June 2014, our Board of Directors has authorized aggregate repurchases of our common stock of up to $600 million. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. During the first six months of 2014, we repurchased approximately 0.1 million shares of our common stock at a cost of $6.7 million. Additionally, from time to time, we may also repurchase our debt.

We have a $200.0 million credit agreement which expires in November 2018, with an option to increase the facility to $300.0 million assuming no default and satisfaction of certain other conditions. The agreement also includes a $50 million sub-facility for standby letters of credit that can be used for general corporate purposes. The agreement contains financial covenants including, but not limited to, maintaining at least a certain level of consolidated equity, maximum consolidated leverage ratios and requires certain of our subsidiaries to maintain a minimum RBC ratio. We had no borrowings under this agreement during the first half of 2014.

We also have a Standby Letter of Credit Facility (the “Facility Agreement”) not to exceed £130.0 million (or $222.4 million) outstanding at any one time, with the option to increase the amount available for issuances of letters of credit to £200.0 million (or $342.2 million) in the aggregate on one occasion only during the term of the Facility Agreement (subject to the consent of all lenders and assuming no default and satisfaction of other specified conditions). Amounts in U.S. dollars were converted based on the foreign currency exchange rate of 1.71 at June 30, 2014. The agreement provides certain covenants including, but not limited to, the syndicates’ financial condition. The Facility Agreement provides regulatory capital supporting Chaucer’s underwriting activities for the 2014 and 2015 years of account and each prior open year of account and is generally renewed biennially to support new underwriting years.

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

At June 30, 2014, we were in compliance with the covenants of our debt and credit agreements.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Our market risks, the ways we manage them, and sensitivity to changes in interest rates, equity price risk, and foreign currency exchange risk are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2013, included in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes in the first six months of 2014 to these risks or our management of them.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the internal control over financial reporting, as required by Rule 13a-15(d) of the Exchange Act, to determine whether any changes occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there were no such changes during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•changes in the demand for our products;

•  risks and uncertainties with respect to our ability to retain profitable policies in force and attract profitable policies and to increase rates commensurate with, or in excess of, loss trends;

•  changes in our estimates of loss and loss adjustment expense reserves and accident year “picks”, resulting in lower current year underwriting income or adverse loss development, such as we have recently experienced in our Commercial Lines segment;

•uncertainties with respect to the long-term profitability of our products, including with respect to new products such as our Platinum Personal Lines product or excess and surplus lines, or longer-tail products covering casualty losses;

•  changes in frequency and loss trends;

•changes in regulation, economic, market and political conditions, particularly with respect to regions where we have geographical concentrations or with respect to Lloyd’s;

•volatile and unpredictable developments, including severe weather and other natural physical events, catastrophes and terrorist actions;

•changes in weather patterns, whether as a result of global climate change, or otherwise, causing a higher level of losses from weather events to persist;

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

•fluctuations in currencies which affect the values of financial information converted from an originating currency to our reporting currency;

•risks and uncertainties associated with our participation in shared market mechanisms, mandatory reinsurance programs and mandatory and voluntary pooling arrangements;

•an increase in mandatory assessments by state guaranty funds or by Lloyd’s Central Fund;

•actions by our competitors, many of which are larger or have greater financial resources than we do;

•  loss or retirement of key employees;

•operating difficulties and other unintended consequences from acquisitions and integration of acquired businesses, the introduction of new products and related technology changes and new operating models;

•changes in our claims-paying and financial strength ratings;

•  negative changes in our level of statutory surplus;

•risks and uncertainties with respect to our growth strategies;

•  our ability to declare and pay dividends;

•changes in accounting principles and related financial reporting requirements;

•  errors or omissions in connection with the administration of any of our products;

•  risks and uncertainties with technology, data security and/or outsourcing relationships that may negatively impact our ability to conduct business;

•  an inability to be compliant with new regulations such as those relating to sanctions or Solvency II or existing regulation such as Sarbanes-Oxley;

•  unfavorable judicial or legislative developments; and

•other factors described in such forward-looking statements.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Shares purchased in the second quarter of 2014 are as follows:

			Total Number of	Approximate Dollar Value of
			Shares Purchased as	Shares That May Yet
			Part of Publicly	be Purchased Under the
	Total Number of	Average Price	Announced Plans or	Plans or Programs
Period	Shares Purchased	Paid per Share	Programs	(in millions) (1)
April 1 - 30, 2014 (2)	7,382	$58.17	6,100	$130
May 1 - 31, 2014 (3)	307	59.49	-	130
June 1 - 30, 2014 (3)	17,098	62.16	-	130
Total	24,787	$60.94	6,100	$130

(1)Since the announcement of our share repurchase program on October 29, 2007, the Board has authorized us to repurchase up to $600 million in shares of our common stock, including a $100 million increase in the program in 2013, using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions.

(2)Includes 1,282 shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards.

(3)Reflects shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards.

ITEM 5 – OTHER INFORMATION

On July 4, 2011, Robert Stuchbery, President of The Hanover Insurance Group, Inc.’s (the “Company”) International Operations and Chief Executive Officer of Chaucer, was granted a performance-based cash award (the “Award”) under the 2011 Chaucer Long-Term Incentive Plan (the "Plan") (filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed with the Commission on February 26, 2013).  This Award was granted contemporaneously with the Company's acquisition of Chaucer, effective July 1, 2011.  The Award’s targeted value was $443,625* (£262,500).   The actual award, however, may be achieved between 0% to 150% of the targeted value depending on Chaucer’s achievement of the pre-established performance metric set forth in the Plan.  In order to receive such payment, Mr. Stuchbery must remain employed by the Company from July 1, 2011 through the payment date (scheduled for August 25, 2014).

On July 29, 2014,  based upon Chaucer's performance over the applicable three-year performance period (July 1, 2011 to June 30, 2014), the Company’s Compensation Committee approved a payment to Mr. Stuchbery at 122% of the targeted value of his Award, or $541,223* (£320,250).

*Based upon a conversion rate 1.69USD/GBP.

ITEM 6 – EXHIBITS

EX – 10.1 The Hanover Insurance Group 2014 Long-Term Incentive Plan, previously filed as Annex I to the Company’s Definitive  Proxy Statement on Schedule 14A filed with the Commission on April 3, 2014 and incorporated herein by reference.

EX – 10.2 Form of Non-Qualified Stock Option Agreement under The Hanover Insurance Group, Inc. 2014 Long-Term Incentive Plan, previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 20, 2014 and incorporated herein by reference.

EX – 10.3  Form of Performance-Based Restricted Stock Unit Agreement under The Hanover Insurance Group, Inc. 2014 Long-Term Incentive Plan, previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on May 20, 2014 and incorporated herein by reference.

EX – 10.4 Form of Restricted Stock Unit Agreement under The Hanover Insurance Group, Inc. 2014 Long-Term Incentive Plan, previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on May 20, 2014 and incorporated herein by reference.

EX – 10.5  The Chaucer Share Incentive Plan,  previously filed as Annex II to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 3, 2014 and incorporated herein by reference.

EX – 10.6 The Hanover Insurance Group 2014 Amended and Restated Employee Stock Purchase Plan, previously filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-8 (File No. 333-196107) filed with the Commission on May 20, 2014 and incorporated herein by reference.

EX – 10.7 The Hanover Insurance Group 2014 Executive Short-Term Incentive Compensation Plan, previously filed as Annex IV to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 3, 2014 and incorporated herein by reference.

EX – 10.8   Description of 2014-2015 Non-Employee Director Compensation.

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

EX – 101  The following materials from The Hanover Insurance Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013; (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013; (iii) Consolidated Balance Sheets at June 30, 2014 and December 31, 2013; (iv) Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (vi) related notes to these financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hanover Insurance Group, Inc
Registrant

August 1, 2014	/s/ Frederick H. Eppinger, Jr.
Date	Frederick H. Eppinger, Jr.
President, Chief Executive Officer and Director

August 1, 2014	/s/ David B. Greenfield
Date	David B. Greenfield
Executive Vice President, Chief Financial Officer and Principal Accounting Officer