Form 10-Q/A
period 2014-06-30
HANOVER INSURANCE GROUP, INC.
filed 2014-08-05
CIK 944695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) is being filed as Amendment No. 1 (the “Amendment”) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, which was filed with the Securities and Exchange Commission (the “SEC”) on August 1, 2014 (the “Original Quarterly Report”). This Form 10-Q/A is being filed solely to file a revised Exhibit 31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a revised Exhibit 31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a revised Exhibit 32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and a revised Exhibit 32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  Exhibits 31.1, 31.2, 32.1 and 32.2 as originally filed incorrectly stated the period of the report as the first quarter of 2014 instead of the second quarter of 2014.

This Amendment does not amend, modify, or update any other portion of the Original Quarterly Report. Additionally, except as specifically referenced herein, this Amendment does not reflect any event occurring after the time the Original Quarterly Report was filed on August 1, 2014. Accordingly, this Form 10-Q/A should be read in conjunction with the Original Quarterly Report.

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

The Hanover Insurance Group, Inc
Registrant

August 4, 2014	/s/ Frederick H. Eppinger, Jr.
Date	Frederick H. Eppinger, Jr.
President, Chief Executive Officer and Director

August 4, 2014	/s/ David B. Greenfield
Date	David B. Greenfield
Executive Vice President, Chief Financial Officer and Principal Accounting Officer