Form 10-K
period 2014-12-31
HANOVER INSURANCE GROUP, INC.
filed 2015-02-24
CIK 944695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

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

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities
Act.    Yes  ☒    No   ◻

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ◻    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.    Yes  ☒    No  ◻

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	◻

Non-accelerated filer	◻ (Do not check if a smaller reporting company)	Smaller reporting company	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ◻    No  ☒

Based on the closing sales price of June 30, 2014, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $2,746,167,107.

The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 44,302,074 shares as of February 20, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of The Hanover Insurance Group, Inc.’s Proxy Statement to be filed pursuant to Regulation 14A relating to the 2015 Annual Meeting of Shareholders to be held May 19, 2015 are incorporated by reference in Part III.

THE HANOVER INSURANCE GROUP, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

PART I

ITEM 1 — BUSINESS

ORGANIZATION

The Hanover Insurance Group, Inc. (“THG”) is a holding company organized as a Delaware corporation in 1995. We trace our roots to as early as 1852, when the Hanover Fire Insurance Company was founded. Our primary business operations are property and casualty insurance products and services. We market our domestic products and services through independent agents and brokers in the United States (“U.S.”) and conduct business internationally through a wholly-owned subsidiary, Chaucer Holdings Limited (“Chaucer”), which operates through the Society and Corporation of Lloyd’s (“Lloyd’s”) and is domiciled in the United Kingdom (“U.K.”). Our consolidated financial statements include the accounts of THG; The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America (“Citizens”), which are our principal U.S. domiciled property and casualty subsidiaries; Chaucer; and certain other insurance and non-insurance subsidiaries. Our results of operations also include the results of our discontinued operations, consisting primarily of our former life insurance and accident and health businesses.

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

GENERAL

We manage our operations principally through four operating segments, including three in which we provide insurance products and services: Commercial Lines, Personal Lines, and Chaucer. We underwrite commercial and personal property and casualty insurance through Hanover Insurance, Citizens and other THG subsidiaries, through an independent agent and broker network concentrated in the Northeast, Midwest and Southeast U.S. We also continue to actively grow our Commercial Lines’ presence in the Western region of the U.S. Our Chaucer segment is a specialist insurance underwriting group which operates through Lloyd’s and writes business internationally. Included in our fourth operating segment, Other, are Opus Investment Management, Inc. (“Opus”), a wholly-owned subsidiary of THG, which provides investment management services to our insurance and non-insurance companies, as well as to unaffiliated institutions, pension funds and other organizations; earnings on holding company assets; and a discontinued voluntary pools business.

Our business strategy focuses on providing our agents and customers stability, financial strength, and competitive insurance products while prudently growing and diversifying our product and geographical business mix. We conduct our U.S. business with an emphasis on agency relationships and active agency management, disciplined underwriting, pricing, quality claim handling, and customer service. Our Lloyd’s business is focused on disciplined and specialized underwriting in selected markets. Annually, we write over $5 billion in premiums, including over $3.5 billion domestically. Based on direct U.S. premiums written, we rank among the top 30 property and casualty insurers in the United States.

RISKS

The industry’s profitability and cash flow can be, and historically has been, significantly affected by numerous factors, including price; competition; volatile and unpredictable developments such as extreme weather conditions, catastrophes and other disasters; legal and regulatory developments affecting pricing, underwriting, policy coverage and other aspects of doing business, as well as insurer and insureds’ liability; extra-contractual liability; size of jury awards; acts of terrorism; fluctuations in interest and currency rates or the value of investments; and other general economic conditions and trends, such as inflationary pressure or unemployment, that may affect the adequacy of reserves or the demand for insurance products. Our investment portfolio and its future returns may be further impacted by the capital markets and current economic conditions, which could affect our liquidity, the amount of realized losses and impairments that will be recognized, credit default levels, our ability to hold such investments until recovery and other factors. Additionally, the economic conditions in geographic locations where we conduct business, especially those locations where our business is concentrated, may affect the growth and profitability of our business. The regulatory environments in those locations, including any pricing, underwriting or product controls, shared market mechanisms or mandatory pooling arrangements, and other conditions, such as our agency relationships, affect the growth and profitability of our business. Our loss and loss adjustment expense (“LAE”) reserves are based on estimates, principally involving actuarial projections, at a given time, of what we expect the ultimate settlement and administration of claims will cost based on facts and circumstances then known, predictions of future events, estimates of future trends in claims frequency and severity and judicial theories of liability, costs of repairs and replacement, legislative activity and other factors. We expect to regularly reassess our estimate of loss reserves and LAE, both for current and past years, and any resulting changes will affect our reported profitability and financial position.

Reference is also made to “Risk Factors” in Part 1 – Item 1A of this Form 10-K.

LINES OF BUSINESS

We underwrite commercial and personal property and casualty insurance coverage through our Commercial Lines, Personal Lines and Chaucer operating segments.

Commercial Lines

Our Commercial Lines segment generated $2.2 billion, or 44.6%, of consolidated operating revenues and $2.2 billion, or 44.8%, of net premiums written, for the year ended December 31, 2014.

The following table provides net premiums written by line of business for our Commercial Lines segment.

	Net Premiums
YEAR ENDED DECEMBER 31, 2014	Written	% of Total
(in millions, except ratios)
Commercial multiple peril	$705.1	32.7%
Commercial automobile	302.6	14.0
Workers' compensation	247.8	11.5
Other commercial lines:
AIX program business	232.9	10.8
Inland marine	209.0	9.7
Management and professional liability	148.9	6.9
Surety	71.4	3.3
Other	238.2	11.1
Total	$2,155.9	100.0%

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

•

management and professional liability coverage provides protection for directors and officers of companies that may be sued in connection with their performance, errors and omissions protection to companies and individuals against negligence or bad faith, as well as protection for employment practices liability and fidelity and crime;

•	surety provides businesses with contract surety coverage in the event of performance or non-payment claims, and commercial surety coverage related to fiduciary or regulatory obligations; and
•	other commercial lines coverages include umbrella, monoline general liability, specialty property and miscellaneous commercial property.

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

Our small commercial, middle market and specialty businesses each constitute approximately one-third of our total Commercial Lines business. Small commercial offerings, which generally include premiums of $50,000 or less, deliver value through product expertise, local presence, and ease of doing business. Middle market accounts require greater claim and underwriting expertise, as well as a focus on industry segments where we can deliver differentiation in the market and value to agents and customers. Small and middle market accounts comprise $1.4 billion of the Commercial Lines segment. Our specialty lines of business generally include program business, inland marine, management and professional liability, surety and specialty property.

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

Personal Lines

Our Personal Lines segment generated $1.5 billion, or 29.7%, of consolidated operating revenues and $1.4 billion, or 29.6%, of net premiums written, for the year ended December 31, 2014.

The following table provides net premiums written by line of business for our Personal Lines segment.

	Net Premiums
YEAR ENDED DECEMBER 31, 2014	Written	% of Total
(in millions, except ratios)
Personal automobile	$884.1	62.1%
Homeowners	499.0	35.1
Other	39.7	2.8
Total	$1,422.8	100.0%

Personal Lines coverages include:

Personal automobile coverage insures individuals against losses incurred from personal bodily injury, bodily injury to third parties, property damage to an insured’s vehicle, and property damage to other vehicles and other property.

Homeowners coverage insures individuals for losses to their residences and personal property, such as those caused by fire, wind, hail, water damage (excluding flood), theft and vandalism, and against third party liability claims.

Other personal lines are comprised of personal inland marine (jewelry, art, etc.), umbrella, fire, personal watercraft, earthquake and other miscellaneous coverages.

Our strategy in Personal Lines is to build account–oriented business through our partner agencies, with a focus on greater geographic diversification. The market for our Personal Lines business continues to be very competitive, with continued pressure on independent agents from direct writers, as well as from the increased usage of real time comparative rating tools and increasingly sophisticated rating and pricing tools. We maintain a focus on partnering with high quality, value added agencies that stress the importance of consultative selling and account rounding (the conversion of single policy customers to accounts with multiple policies and/or additional coverages). We are focused on making investments that are intended to help us maintain profitability, build a distinctive position in the market, and provide us with profitable growth opportunities. We continue to refine our products and to work closely with these high potential agents to increase the percentage of business they place with us and to ensure that it is consistent with our preferred mix of business. Additionally, we remain focused on further diversifying our state mix beyond the historical core states of Michigan, Massachusetts, New York and New Jersey. We expect these efforts to decrease our risk concentrations and our dependency on these four states, as well as to contribute to improved profitability over time.

Chaucer

Our Chaucer segment generated $1.3 billion, or 25.5%, of consolidated operating revenues and $1.2 billion, or 25.6%, of net premiums written, for the year ended December 31, 2014.

The following table provides net premiums written by line of business for our Chaucer segment.

	Net Premiums
YEAR ENDED DECEMBER 31, 2014	Written	% of Total
(in millions, except ratios)
Marine and aviation	$304.8	24.8%
U.K. motor	297.7	24.2
Property	179.2	14.5
Energy	173.0	14.0
Casualty and other	276.7	22.5
Total	$1,231.4	100.0%

The Chaucer segment is comprised of international business written through Lloyd’s, and includes:

Marine and aviation includes worldwide direct, facultative and treaty business. The marine account provides cover for hull, liability, war, terrorism, aviation war, cargo, political risk, specie, fine art, satellite and ports and terminals. The aviation account insures airline hull and liability, general aviation, refuellers and aviation products.

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

Casualty and other provides liability coverage internationally, including our expanded U.S. casualty business, for professional and commercial risks on a direct and treaty basis, credit and bond, crime and professional liability coverage for financial institutions, medical malpractice and excess workers’ compensation. Other lines also encompass liabilities arising from previous participations on risks insured by third party Lloyd’s syndicates, principally from Syndicate 4000, which provided liability coverage to financial institutions.

Chaucer is a specialist insurance underwriting group that participates in the Lloyd’s market through the provision of capital to support the underwriting activities of syndicates at Lloyd’s and the ownership of Chaucer Syndicates Limited (“CSL”), a managing agent. CSL manages two syndicates currently underwriting at Lloyd’s.

Chaucer provides capital to Syndicate 1084, which underwrites a range of property, marine, aviation, casualty and energy products for commercial clients worldwide and motor business for personal and commercial clients in the U.K.; and Syndicate 1176, which primarily provides protection against physical damage and limited liability exposures from power generation at nuclear power stations. The energy line of business includes $18.9 million of net premiums written from Syndicate 1176.

We increased our economic interest in Syndicate 1084 to 100% in 2014, from 98% in 2013. Our economic interest in Syndicate 1176 increased to 57% in 2014 from 56% in 2013.

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

Overall, we believe that the strength and depth of our underwriting teams, together with the broad diversity of our underwriting portfolio and our membership in the Lloyd’s market, underpin our ability to manage both the scale and composition of our business. Moreover, these strengths, combined with our continued active management of our portfolio and the underwriting opportunities available, provide a sound basis for the profitable development of the Chaucer business.

Other

The Other segment consists of: Opus, which provides investment advisory services to affiliates and also manages approximately $1.4 billion of assets for unaffiliated institutions such as insurance companies, retirement plans and foundations; earnings on holding company assets; and our discontinued voluntary pools business.

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

Commercial and Personal Lines

Our Commercial and Personal Lines agency distribution strategy and field structure are designed to maintain a strong focus on local markets and the flexibility to respond to specific market conditions. During 2014, we wrote 20.4% of our Commercial and Personal Lines business in Michigan and 9.6% in Massachusetts. Our structure is a key factor in the establishment and maintenance of productive, long-term relationships with mid-sized, well-established independent agencies. We maintain 40 local offices across 29 states. The majority of processing support for these locations is provided from Worcester, Massachusetts; Howell, Michigan; Salem, Virginia; and Windsor, Connecticut.

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

We are licensed to sell property and casualty insurance in all fifty states in the U.S., as well as in the District of Columbia. We actively market Commercial Lines policies throughout the U.S. in 37 states and Personal Lines policies in 17 states.

The following table provides our top Commercial and Personal Lines geographical markets based on total net premiums written in the state in 2014.

YEAR ENDED DECEMBER 31, 2014	Commercial Lines		Personal Lines		Total Commercial and Personal Lines
(in millions, except percentage)	Net Premiums Written	% of Total	Net Premiums Written	% of Total	Net Premiums Written	% of Total
Michigan	$136.2	6.3%	$595.2	41.8%	$731.4	20.4%
Massachusetts	155.6	7.2	187.2	13.2	342.8	9.6
New York	226.9	10.5	100.0	7.0	326.9	9.1
California	270.3	12.5	0.1	-	270.4	7.6
New Jersey	119.9	5.6	63.0	4.4	182.9	5.1
Illinois	96.1	4.5	76.7	5.4	172.8	4.8
Texas	164.5	7.6	-	-	164.5	4.6
Connecticut	52.3	2.4	62.1	4.4	114.4	3.2
Maine	59.8	2.8	41.3	2.9	101.1	2.8
Virginia	58.3	2.7	34.4	2.4	92.7	2.6
Georgia	55.7	2.6	29.4	2.1	85.1	2.4
Florida	76.6	3.6	-	-	76.6	2.1
New Hampshire	38.9	1.8	37.0	2.6	75.9	2.1
Indiana	38.2	1.8	35.1	2.5	73.3	2.0
Louisiana	33.8	1.6	33.7	2.4	67.5	1.9
Wisconsin	33.9	1.6	28.5	2.0	62.4	1.7
Tennessee	33.5	1.5	26.8	1.9	60.3	1.7
Ohio	28.4	1.3	27.9	2.0	56.3	1.6
Oklahoma	32.6	1.5	20.4	1.4	53.0	1.5
Other	444.4	20.6	24.0	1.6	468.4	13.2
Total	$2,155.9	100.0%	$1,422.8	100.0%	$3,578.7	100.0%

We manage our Commercial Lines portfolio, which includes our core and specialty businesses, with a focus on growth from the most profitable industry segments within our underwriting expertise. Our core business is generally comprised of several coordinated commercial lines of business, including small and middle market accounts, which include segmented businesses and niches. Such business is split between small accounts, generally having less than $50,000 in premium, and middle market accounts, those with premium over $50,000, with most middle market accounts having less than $250,000 of premium. Additionally, we have multiple specialty lines of business, which include program business, inland marine, management and professional liability, surety and specialty property. The Commercial Lines segment seeks to maintain strong agency relationships as a strategy to secure and retain our agents’ best business. We monitor quality of business written through ongoing quality review efforts, accountability for which is shared at the local, regional and corporate levels.

We manage Personal Lines business with a focus on acquiring and retaining quality accounts. Currently, approximately 78% of our policies in force are account business. Approximately 55% of our Personal Lines net premium written is generated in the combined states of Michigan and Massachusetts. In Michigan, based upon direct premiums written for 2013, we underwrite approximately 7% of the state’s total market.

Approximately 65% of our Michigan Personal Lines business is in the personal automobile line and 33% is in the homeowners line. Michigan business represents approximately 44% of our total personal automobile net premiums written and 40% our total homeowners net premiums written. In Michigan, we are a principal market for many of our appointed agencies with approximately $1.5 million of total direct premiums written per agency in 2014.

Approximately 70% of our Massachusetts Personal Lines business is in the personal automobile line and 26% is in the homeowners line. Massachusetts business represents approximately 15% of our total personal automobile net premiums written and approximately 10% of our total homeowners net premiums written.

We sponsor local and national agent advisory councils to gain the benefit of our agents’ insight and enhance our relationships. These councils provide feedback, input on the development of products and services, guidance on marketing efforts, support for our strategies, and assist us in enhancing our local market presence.

Chaucer

Chaucer underwrites business from two main sources: approximately 79% from Lloyd’s brokers and underwriting agencies, placed in the open market, and 21% from retail brokers and comparative website aggregators for U.K. motor business. We primarily compensate brokers, underwriting agencies and aggregators through commission payments.

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

We have an international network of offices to improve our access to high quality risks worldwide. This is expected to improve the diversification of our underwriting and our ability to manage our portfolio. We have offices in Singapore and Copenhagen, Denmark to capitalize upon specific class of business opportunities in these regions. From January 2015, our underwriting representation for Latin American business has relocated to Miami, Florida from Buenos Aires, Argentina. We also have an office in Oslo, Norway, to provide access to the Norwegian and regional North Sea energy sector.

The following table provides a geographical breakdown of Chaucer’s total gross premiums written (“GPW”) based on the location of risk:

YEAR ENDED DECEMBER 31, 2014	% of Total GPW in Chaucer Segment
United Kingdom (1)	20.6%
United States	19.8
Americas, excluding the United States	10.1
Asia Pacific	5.0
Middle East and Africa	4.5
Europe	3.3
Worldwide and other (2)	36.7
Total	100.0%
(1)	Primarily U.K. motor.
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

For all major product lines, we employ pricing teams which produce exposure and experience-based rating models to support underwriting and pricing decisions. In addition, in the Commercial and Personal Lines segments, we seek to utilize our understanding of local markets to achieve superior underwriting results. We rely on market information provided by our local agents and on the knowledge of staff in the local branch offices. Since we maintain a strong regional focus and a significant market share in a number of states, we can better apply our knowledge and experience in making underwriting and rate setting decisions. Also, we seek to gather objective and verifiable information at a policy level during the underwriting process, including prior loss experience, past driving records and, where permitted, credit histories.

The Commercial and Personal Lines segments are not dependent on a single customer or even a few customers, for which the loss of any one or more would have an adverse effect upon the insurance operations for these segments.

Although we conduct some business on a direct basis through the Chaucer segment, we market the majority of Chaucer product offerings through insurance brokers in the Lloyd’s specialty and the U.K. motor markets, which provide access to business from clients and coverholders. We are able to attract business through our recognized capability to serve as the lead underwriter in most classes we write, particularly in classes where such lead ability is sought by clients and recognized by following underwriters. This requires significant underwriting and claims handling expertise in very specialized lines of business. Our competitors include large international insurance companies and other Lloyd’s managing underwriters. In the U.K. motor lines, our competitors include large U.K. personal lines insurers. Broker relationships that are ten percent or more of total Chaucer 2014 gross premiums written are with Marsh & McLennan Companies (14%), Aon Benfield (14%) and Willis Group (10%).

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

For claims under our direct claims team management, where Chaucer is the lead syndicate or designated claims manager, our appointed claims adjusters work with the broker representing the insured. This may involve appointing attorneys, loss adjusters or other third party experts. Where Chaucer is not the lead underwriter or designated claims manager, the lead underwriter and designated claims manager together establish case reserves in conjunction with professional third party adjusters, and then advise all other syndicates participating on the risk of the loss reserve requirements. In such cases, the Chaucer claims team reviews material claims and developments. Chaucer also engages automobile body and repair shops to assist in managing claims for its U.K. motor business.

CATASTROPHES

We are subject to claims arising out of catastrophes, which historically have had a significant impact on our results of operations and financial condition. Coverage for such events is a core part of our business and we expect to experience catastrophe losses in the future, which could have a material adverse impact on us. Catastrophes can be caused by various events, including, among others, hurricanes, tornadoes and other windstorms, earthquakes, hail, severe winter weather, fire, explosions, and terrorism. The incidence and severity of catastrophes are inherently unpredictable.

Commercial and Personal Lines

We endeavor to manage our catastrophe risks through underwriting procedures, including the use of deductibles and specific exclusions for floods and earthquakes, subject to regulatory restrictions and competitive pressures, and through geographic exposure management and reinsurance. The catastrophe reinsurance program is structured to protect us on a per-occurrence basis. We monitor geographic location and coverage concentrations in order to manage corporate exposure to catastrophic events. Although catastrophes can cause losses in a variety of property and casualty lines, commercial multiple peril and homeowners property coverages have, in the past, generated the majority of catastrophe-related claims.

Chaucer

Individual commercial and industrial risks within our property, marine and aviation, and energy lines include protection against natural or man-made catastrophes worldwide. We accept these risks on direct, facultative, and proportional and excess of loss treaty bases. Such risks are managed through limiting the proportion of any individual risk or class of risk we assume and managing geographic concentration, and through the purchase of reinsurance.

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

The Terrorism Risk Insurance Act of 2002 established the Terrorism Risk Insurance Program (the “U.S. Program”). Coverage under the U.S. Program applies to workers’ compensation, commercial multiple peril and certain other Commercial Lines policies for U.S. direct written policies. The Terrorism Risk Insurance Program Reauthorization Act of 2015 (“TRIPRA”) extended the U.S. Program through December 31, 2020. All commercial property and casualty insurers licensed in the U.S. participate in the program. Under the program, a participating issuer, in exchange for making terrorism insurance available, may be entitled to be reimbursed by the Federal Government for a portion of its aggregate losses. The U.S. Program does not cover losses in surety, Personal Lines or certain other lines of insurance. Losses caused by terrorist acts are not excluded from homeowners or personal automobile policies.

As required by the current U.S. Program, we offer policyholders in specific lines of commercial insurance the option to elect terrorism coverage. In order for a loss to be covered under the U.S. Program, the loss must meet aggregate industry loss minimums and must be the result of an act of terrorism as certified by the Secretary of the Treasury in consultation with the Secretary of Homeland Security and the U.S. Attorney General. Losses from acts which do not qualify or are not so certified will not receive the benefit of the U.S. Program and in fact, may be deemed covered losses whether or not terrorism coverage was purchased. The current U.S. Program requires insurance carriers to retain 15% of any claims from a certified terrorist event in excess of the federally mandated deductible in 2015 subject to an annual industry-wide cap of $100 billion. This retention will increase, beginning on January 1, 2016, by 1% each calendar year until it reaches 20% in 2020. The federally mandated deductible represents 20% of direct earned premium for the covered lines of business of the prior year. In 2014, our deductible was $350.4 million, which represents 19.1% of year-end 2013 statutory policyholder surplus of our U.S. domestic insurers, and is estimated to be $355.9 million in 2015, representing 17.3% of 2014 year-end statutory policyholder surplus.

Given the unpredictability of terrorism losses, future losses from acts of terrorism could be material to our operating results, financial position, and/or liquidity. We attempt to manage our exposures on an individual line of business basis and in the aggregate by one-half square mile grids.

Chaucer’s direct written U.S. policies are also covered under the provisions of TRIPRA. A limited portion of Chaucer’s business outside of the U.S. is exposed to terrorism with respect to certain commercial property classes that are written on a standalone basis. We manage this exposure through policy limits, monitoring of risk aggregation and reinsurance. Generally, terrorism coverage is excluded from most commercial property classes and coverages that Chaucer writes. For our nuclear energy business, most of our liability coverage does not exclude losses resulting from acts of terrorism. Where terrorism exposure is accepted, Chaucer normally ensures that the net liability involved does not exceed 50% of the full exposure, whether property, liability or combined.

REGULATION

Commercial and Personal Lines

Our U.S. property and casualty insurance subsidiaries are subject to extensive regulation in the various states in which they transact business and are supervised by the individual state insurance departments. Numerous aspects of our business are subject to regulation, including premium rates, mandatory covered risks, limitations on the ability to non-renew or reject business, prohibited exclusions, licensing and appointment of agents, investments, restrictions on the size of risks that may be insured under a single policy, reserves and provisions for unearned premiums, losses and other obligations, deposits of securities for the benefit of policyholders, investments and capital, policy forms and coverages, advertising, and other conduct, including restrictions on the use of credit information and other factors in underwriting, as well as other underwriting and claims practices. States also regulate various aspects of the contractual relationships between insurers and independent agents.

Such laws, rules and regulations are usually overseen and enforced by the various state insurance departments, as well as through private rights of action and increasingly, by state attorneys general. Such regulations or enforcement actions are often responsive to current consumer and political sensitivities such as automobile and homeowners insurance rates and coverage forms, or which may arise after a major event. Such rules and regulations may result in rate suppression, limit our ability to manage our exposure to unprofitable or volatile risks, or lead to fines, premium refunds or other adverse consequences. The federal government also may regulate aspects of our businesses such as the use of insurance (credit) scores in underwriting and the protection of confidential information.

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

Over the past several years, other state-sponsored insurers, reinsurers or involuntary pools have increased, particularly in those states which have Atlantic or Gulf Coast storm exposures. As a result, the potential assessment exposure of insurers doing business in such states and the attendant collection risks have increased. Such actions and related regulatory restrictions may limit our ability to reduce our potential exposure to hurricane-related losses.

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

We are subject to periodic financial and market conduct examinations conducted by state insurance departments. We are also required to file annual and other reports with state insurance departments relating to the financial condition of our insurance subsidiaries and other matters. The National Association of Insurance Commissioners (“NAIC”) and the Federal Insurance Office are each actively engaged in reviewing and considering proposed insurer risk-based capital standards, risk analysis, solvency assessments and other regulatory initiatives.

Chaucer

Chaucer is regulated by both the Prudential Regulation Authority (“PRA”) and the Financial Conduct Authority (“FCA”), who together have responsibility for the U.K. financial services industry, including insurers, insurance intermediaries and Lloyd’s. The PRA is responsible for the prudential supervision of, among other financial institutions, Lloyd’s insurers, with a particular focus on financial stability. The FCA focuses on conduct of business issues, with a particular focus on consumer protection and market integrity. In addition, Chaucer is supervised by the Council of Lloyd’s, which is the franchisor for all Lloyd’s operations.

The PRA, FCA and Council of Lloyd’s have common objectives in ensuring the appropriate regulation of the Lloyd’s market and, to minimize duplication, the PRA and FCA have arrangements with Lloyd’s for co-operation on supervision and enforcement. Lloyd’s, which is regulated by both the PRA and FCA, has responsibility under the Lloyd’s Act 1982 (“the Lloyd’s Act”) for the implementation of certain PRA and FCA prescribed rules relating to the operation of the Lloyd’s market. Lloyd’s prescribes, in respect of its managing agents and corporate members, minimum standards relating to their management and control, solvency and various other requirements. The PRA and FCA directly monitor compliance of Lloyd’s managing agents with the systems and controls that Lloyd’s prescribes.

The Council of Lloyd’s has wide discretionary powers to regulate Lloyd’s underwriting. For example, it may change the basis of allocation for syndicate expenses or the capital requirements for syndicate participations. Exercising any of these powers might affect the return on an investment of the corporate member, such as Chaucer, in a given underwriting year. In addition, the annual business plans of each syndicate are subject to the review and approval of the Lloyd’s Franchise Board, which is responsible for business planning and monitoring for all syndicates.

We participate in the Lloyd’s market through our ownership of Chaucer Syndicates Limited, which we refer to as CSL, a managing agent with responsibility for the management of Syndicates 1084 and 1176, for which we provide capital to support their underwriting activities. Our membership in Lloyd’s requires us to comply with its bylaws and regulations, the Lloyd’s Act and the applicable provisions of the Financial Services and Markets Act of 2000. These include the requirement to provide capital (referred to as “Funds at Lloyd’s”) in the form of cash, securities or letters of credit in an amount agreed with by Lloyd’s under the capital setting regime of the PRA. The completion of an annual capital adequacy exercise enables each corporate member to calculate the capital required. These requirements allow Lloyd’s to evaluate whether each corporate member has sufficient assets to meet its underwriting liabilities plus a required solvency margin.

If a corporate member of Lloyd’s is unable to meets its policyholder obligations, such obligations may be payable by the Lloyd’s Central Fund, which acts similar to a state guaranty fund in the U.S. If Lloyd’s determines that the Central Fund needs to be increased, it has the power to assess premium levies on all current Lloyd’s members. The Council of Lloyd’s has discretion to call or assess up to 3% of a member’s underwriting capacity as a Central Fund contribution.

Solvency II

In 2009, the European Union (“E.U.”) adopted a directive covering capital requirements, risk management and regulatory reporting for insurance organizations. The directive, known as Solvency II, imposes economic risk-based solvency requirements across all E.U. member states that comprise three “pillars”. First, there are quantitative capital requirements, based on a valuation of the entire balance sheet of an insurance organization. Second, Solvency II requires insurance organizations to undertake a qualitative regulatory review, including governance, internal controls, enterprise risk management and the supervisory review process. Third, to enhance market discipline, insurance organizations must report their financial conditions to regulators. The commencement date for the new regulatory regime is January 1, 2016. Chaucer continues to work to ensure compliance with the requirements in accordance with the timetable set out by Lloyd’s.

Other

In addition to the U.K. and E.U. regulations, Chaucer is subject to regulation in the U.S through the Lloyd’s market. The Lloyd’s market has licenses to engage in insurance business in Illinois, Kentucky and the U.S. Virgin Islands and operates as an eligible excess and surplus lines insurer in all other states and territories. Lloyd’s is also an accredited reinsurer in all states and territories. Lloyd’s maintains various trust funds in the state of New York to protect its U.S. business and is subject to regulation by the New York Insurance Department, which acts as the domiciliary department for Lloyd’s U.S. trust funds. There are also deposit trust funds in other U.S. states to support Lloyd’s excess and surplus lines insurance and reinsurance business.

See also to Note 18 — “Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K.

INVOLUNTARY RESIDUAL MARKETS

As a condition of our license to write business in various domestic states and international jurisdictions, we are required to participate in mandatory property and casualty residual market mechanisms which provide insurance coverages where such coverage may not otherwise be available at rates deemed reasonable. Such mechanisms provide coverage primarily for personal and commercial property, personal and commercial automobile, and workers’ compensation, and include assigned risk plans, reinsurance facilities and involuntary pools, joint underwriting associations, fair access to insurance requirements (“FAIR”) plans, and commercial automobile insurance plans.

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

With respect to FAIR plans and other similar property insurance shared market mechanisms that have significant exposures, it is difficult to accurately estimate our potential financial exposure for future events. Assessments following a large coastal event, particularly affecting Massachusetts, Florida, Louisiana or New York, could be material to our results of operations. Our participation in such shared markets or pooling mechanisms is generally proportional to our direct writings for the type of coverage written by the specific pooling mechanism in the applicable state or other jurisdiction. For example, we are subject to mandatory participation in the Michigan Assigned Claims (“MAC”) facility. MAC is an assigned claim plan covering people injured in uninsured motor vehicle accidents. Our participation in the MAC facility is based on our share of personal and commercial automobile direct written premium in the state and resulted in underwriting losses of $11.7 million in 2014 and $15.0 million in 2013 and 2012. Additionally, Chaucer’s U.K. motor line is subject to similar mandatory assessments from the U.K. Motor Insurance Bureau (“MIB”) and these assessments were $4.0 million in 2014, $4.3 million in 2013 and not significant to our results of operation in 2012. There were no other mandatory residual market mechanisms that were significant to our 2014, 2013 or 2012 results of operations.

RESERVE FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

Reference is made to “Results of Operations - Segments – Reserve for Losses and Loss Adjustment Expenses” of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

The following table reconciles reserves determined in accordance with accounting practices prescribed or permitted by U.S. insurance statutory authorities (“U.S. Statutory”) and the U.K. financial services regulatory authorities (“U.K. Statutory”) for our domestic and Chaucer operations, respectively, to reserves determined in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The primary difference between the U.S. Statutory reserves and our U.S. GAAP reserves is the requirement, on a U.S. GAAP basis, to present reinsurance recoverables as an asset, whereas U.S. Statutory guidance provides that reserves are reflected net of the corresponding reinsurance recoverables. There are no significant differences between U.K. Statutory reserves and our U.S. GAAP reserves. We do not use discounting techniques in establishing U.S. GAAP reserves for losses and LAE, nor have we participated in any loss portfolio transfers or other similar transactions.

DECEMBER 31	2014	2013	2012
(in millions)
U.S. Statutory reserve for losses and LAE	$2,819.0	$2,725.0	$2,646.7
U.K. Statutory reserve for losses and LAE	2,421.0	2,373.9	2,397.7
Total Statutory reserve for losses and LAE	5,240.0	5,098.9	5,044.4
U.S. GAAP adjustments:
Reinsurance recoverables on unpaid losses of our U.S.
insurance subsidiaries	1,256.3	1,242.2	1,265.0
Reserves for discontinued operations	(114.7)	(121.3)	(126.8)
Other	10.1	11.7	14.4
U.S. GAAP reserve for losses and LAE	$6,391.7	$6,231.5	$6,197.0

Reserves for discontinued operations of our U.S. insurance subsidiaries are included in liabilities of discontinued operations for U.S. GAAP and loss and loss adjustment expenses for Statutory reporting.

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE RESERVE DEVELOPMENT

The following table sets forth the development of our U.S. GAAP reserves (net of reinsurance recoverables) for unpaid losses and LAE from 2004 through 2014. This table includes our Chaucer segment U.S. GAAP reserves beginning December 31, 2011. Conditions and trends that have affected reserve development in the past will not necessarily recur in the future. It is not appropriate to extrapolate future favorable or unfavorable development based on amounts experienced in prior periods.

DECEMBER 31	2014	2013	2012	2011	2010	2009	2008	2007	2006	2005	2004
(in millions)
Net reserve for losses and LAE (1)	$4,408.7	$4,201.1	$4,122.7	$3,828.5	$2,162.2	$2,093.7	$2,214.9	$2,227.2	$2,276.5	$2,354.1	$2,166.3
Cumulative amount paid as of: (2)
One year later		1,398.9	1,469.8	1,396.5	840.7	738.6	788.5	711.1	689.9	729.5	622.0
Two years later			2,264.0	2,172.6	1,277.9	1,120.3	1,126.8	1,050.5	1,061.8	1,121.9	967.0
Three years later				2,650.0	1,543.6	1,355.8	1,362.8	1,222.7	1,268.4	1,368.3	1,175.4
Four years later					1,726.0	1,487.2	1,500.5	1,346.8	1,364.7	1,499.6	1,312.9
Five years later						1,591.3	1,577.6	1,426.6	1,438.8	1,555.7	1,384.4
Six years later							1,644.5	1,473.9	1,493.9	1,606.3	1,416.2
Seven years later								1,518.4	1,527.5	1,647.8	1,456.3
Eight years later									1,561.4	1,676.7	1,489.9
Nine years later										1,706.0	1,515.3
Ten years later											1,541.0
Net reserve re-estimated as of: (3)
End of year	4,408.7	4,201.1	4,122.7	3,828.5	2,162.2	2,093.7	2,214.9	2,227.2	2,276.5	2,354.1	2,166.3
One year later		4,066.1	4,052.0	3,841.6	2,094.4	1,982.6	2,059.6	2,075.6	2,140.1	2,274.1	2,086.8
Two years later			4,038.9	3,843.2	2,090.5	1,916.4	1,973.3	1,865.7	2,011.0	2,158.8	1,994.4
Three years later				3,819.8	2,124.2	1,902.7	1,930.8	1,793.7	1,852.7	2,075.0	1,904.4
Four years later					2,163.7	1,923.4	1,922.6	1,770.6	1,810.9	1,965.3	1,858.0
Five years later						1,950.5	1,939.7	1,773.2	1,793.9	1,936.4	1,780.8
Six years later							1,961.1	1,779.4	1,798.0	1,922.4	1,761.2
Seven years later								1,793.4	1,802.4	1,924.6	1,749.0
Eight years later									1,814.7	1,929.1	1,749.0
Nine years later										1,939.6	1,754.7
Ten years later											1,764.5
Cumulative net redundancy
(deficiency) (4)	$-	$135.0	$83.8	$8.7	$(1.5)	$143.2	$253.8	$433.8	$461.8	$414.5	$401.8
Adjustment for foreign currency
exchange (3)	-	(35.9)	(17.0)	14.7	-	-	-	-	-	-	-
Cumulative net redundancy
(deficiency) excluding foreign currency exchange (3) (4)	$-	$99.1	$66.8	$23.4	$(1.5)	$143.2	$253.8	$433.8	$461.8	$414.5	$401.8
Gross reserves for losses and LAE	$6,391.7	$6,231.5	$6,197.0	$5,760.3	$3,277.7	$3,153.9	$3,203.1	$3,167.7	$3,166.0	$3,461.7	$3,073.4
Reinsurance recoverables	1,983.0	2,030.4	2,074.3	1,931.8	1,115.5	1,060.2	988.2	940.5	889.5	1,107.6	907.1
Net liability	4,408.7	4,201.1	4,122.7	3,828.5	2,162.2	2,093.7	2,214.9	2,227.2	2,276.5	2,354.1	2,166.3
Re-estimated gross reserve for
losses and LAE	-	6,029.7	6,004.3	5,696.0	3,417.1	3,239.0	3,231.9	3,047.2	3,038.5	3,423.6	3,051.6
Re-estimated reinsurance
recoverables	-	1,963.6	2,015.0	1,876.7	1,253.4	1,288.5	1,270.8	1,253.8	1,223.8	1,484.0	1,287.1
Re-estimated net liability	-	4,066.1	3,989.3	3,819.3	2,163.7	1,950.5	1,961.1	1,793.4	1,814.7	1,939.6	1,764.5
Cumulative gross redundancy
(deficiency) (4)	$-	$201.8	$192.7	$64.3	$(139.4)	$(85.1)	$(28.8)	$120.5	$127.5	$38.1	$21.8

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

(3)

Re-estimated amount of the previously recorded liability based on experience for each succeeding year; increased or decreased as payments are made and more information becomes known about the severity of remaining unpaid claims. Chaucer unpaid losses and LAE denominated in foreign currencies are re-estimated using the foreign exchange rates in effect as of each respective re-estimation date. For example, 2012 reserves re-estimated one year later are re-estimated using the December 31, 2013 rates and two years later are re-estimated using December 31, 2014 rates. The resulting cumulative foreign exchange translation effect is shown as an adjustment to the cumulative net redundancy (deficiency) based on the rates in effect as of December 31, 2014.

(4)

Cumulative redundancy or deficiency at December 31, 2014 of the net and gross reserve amounts shown in the corresponding column. A redundancy in reserves means the reserves established in prior years exceeded actual losses and LAE or were re-evaluated at less than the original reserved amount. A deficiency in reserves means the reserves established in prior years were less than actual losses and LAE or were re-evaluated at more than the original reserved amount.

REINSURANCE

Reinsurance Program Overview

We maintain ceded reinsurance programs designed to protect against large or unusual loss and LAE activity. We utilize a variety of reinsurance agreements, which are intended to control our individual policy and aggregate exposure to large property and casualty losses, stabilize earnings and protect capital resources. These programs include facultative reinsurance (to limit exposure on a specified policy); specific excess and proportional treaty reinsurance (to limit exposure on individual policies or risks within specified classes of business); and catastrophe excess of loss reinsurance (to limit exposure to any one event that might impact more than one individual contract). Catastrophe reinsurance protects us, as the ceding insurer, from significant losses arising from a single event including, among others, hurricanes, tornadoes and other windstorms, earthquakes, hail, severe winter weather, fire, explosions and terrorism. We determine the appropriate amount of reinsurance based upon our evaluation of the risks insured, exposure analyses prepared by consultants, our risk appetite and on market conditions, including the availability and pricing of reinsurance.

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

Although we exclude coverage of nuclear, chemical or biological events from the Personal Lines and Commercial Lines policies we write in the U.S., we are statutorily required to provide this coverage in our workers’ compensation policies. We have workers’ compensation reinsurance coverage under our casualty reinsurance treaty of approximately $10 million for losses that result from nuclear, chemical or biological events and approximately $80 million for terrorism losses excluding those that result from nuclear, chemical or biological events. All other U.S.-based exposure or treaties exclude such coverage. Further, under TRIPRA, our retention of U.S. domestic losses in 2015 from such events, if deemed certified terrorist events, is limited to 15% of losses in excess of an approximate $369 million deductible, up to a combined annual aggregate limit for the federal government and all insurers of $100 billion. Such events could be material to our financial position or results of operations. See “Terrorism” for additional information.

Reference is made to Note 16 — “Reinsurance” in the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K. Reference is also made to “Involuntary Residual Markets”.

Commercial and Personal Lines

Our 2015 reinsurance program for our Commercial Lines and Personal Lines segments is substantially consistent with our 2014 program design. In light of the favorable reinsurance market conditions at January 1, 2015, we expanded our reinsurance coverage in some treaties and increased our limit in others. The following discussion summarizes both our 2014 and 2015 reinsurance programs for our Commercial Lines and Personal Lines segments (excluding coverage available under the U.S. federal terrorism program which is described under “Terrorism”), but does not purport to be a complete description of the program or the various restrictions or limitations which may apply:

•

Our Commercial Lines and Personal Lines segments were primarily protected by a property catastrophe occurrence treaty, a property per risk excess of loss treaty, as well as a casualty excess of loss treaty, with retentions of $200 million, $2 million, and $2 million, respectively.

•

The property catastrophe occurrence treaty provides coverage, on an occurrence basis, up to $1.1 billion countrywide (previously it provided $700 million of coverage countrywide, with an additional $400 million of coverage for the Northeast only, i.e., up to $1.1 billion for the Northeast only), less a $200 million retention, with no co-participation, for all defined perils. Roughly two-fifths of the program is effective through July 1, 2016 with the remainder expected to be renewed by July 2015.  For 2014 and 2015, the property per risk excess of loss treaty provides coverage, on a per risk basis, up to $100 million, less a $2 million retention, with co-participations for 2014 and 2015 of up to 10% for reinsurance placed in the $2 million to $3 million layer and no co-participation for reinsurance placed in the $3 million to $100 million layer.

•

The casualty excess of loss treaty provides coverage, on a per occurrence basis for each loss, up to $75 million less a $2 million retention, with no co-participation. Umbrella and excess liability lines share coverage with casualty lines within the $2 million to $10 million layers, with the maximum umbrella limit of $5 million subject to the casualty treaty. There is also separate umbrella and excess liability only coverage that provides protection in both 2014 and 2015 for the $5 million to $25 million layer. Management liability and professional liability lines have been covered in a $1 million to $2 million layer within the casualty program, meant only for these risks. That layer also includes healthcare in 2015, which previously had been covered in its own separate treaty.

•

For 2014 and 2015, Commercial Lines segments are further protected by excess of loss treaty agreements for specific lines of business such as surety and fidelity bond liability, and for 2014, healthcare liability. Surety and fidelity bond excess of loss treaty provides coverage, on a per principal basis, up to $35 million, less a $5 million retention, with co-participations ranging from 5% to 15% for individual layers placed within the treaty.

•

In addition to certain layers of coverage from our Commercial and Personal Lines segment reinsurance program as described above, the Commercial Lines AIX Holdings, Inc. (“AIX”) program business also includes surplus share, quota share, excess of loss, facultative and other forms of reinsurance that cover the writings from AIX specialty and proprietary programs. There are approximately 44 different AIX programs, and the reinsurance structure is customized to fit the exposure profile for each program.

Our intention is to renew the surety and fidelity bond treaty, the property per risk excess of loss treaty and three-fifths of the property catastrophe treaty in July 2015 with the same or similar terms and conditions, but there can be no assurance that we will be able to maintain our current levels of reinsurance, pricing and terms and conditions. For our 2015 reinsurance program, all other treaties described above were effective January 1, 2015 for a twelve month period.

Chaucer

Chaucer’s 2015 reinsurance program is substantially consistent with the 2014 program design. The 2014 and 2015 Chaucer reinsurance programs contain a combination of reinsurance treaties that either provide coverage across several lines or are specific to individual lines of business or classes of business within certain lines. Generally, for each line or class of Chaucer’s business, there are a variety of proportional, excess of loss (mainly occurrence basis), facultative and other treaty forms, which work in conjunction to manage against severity, and to a certain extent, frequency. For 2014, Chaucer increased its net retentions for certain lines and classes predominantly through various co-participation levels within certain treaty layers. For 2015, Chaucer’s net retentions are either consistent with the 2014 levels or lower.

The Chaucer programs described below are substantially in place as of February 1, 2015 and we expect to implement throughout the year any remaining parts of the program as described; however, there can be no assurances that we will be successful in placing reinsurance for each line as planned. The following discussion summarizes both our 2014 and 2015 reinsurance programs for the Chaucer segment, but does not purport to be a complete description of the program or the various restrictions or limitations which may apply. The limit figures below are presented net of treaty co-participation.

We purchase proportional and non-proportional reinsurance which is intended to provide sufficient underwriting capacity to effectively conduct business in the Lloyd’s market and to protect against frequency and severity of losses.

For the property lines reinsurance coverage in 2014 and 2015:

•

The direct property catastrophe occurrence reinsurance for selected international territories provides coverage up to approximately $37 million and $38 million, less retentions of approximately $8 million for both years.

•

The assumed property catastrophe reinsurance for selected international territories provides coverage up to approximately $115 million and $104 million, less retentions of approximately $24 million and $19 million, respectively. Additionally, the assumed property catastrophe occurrence reinsurance for the United States and the Caribbean provides coverage up to approximately $133 million and $110 million, less retentions of approximately $30 million and $25 million, respectively. For the 2014 and 2015 reinsurance programs, our assumed property catastrophe coverage is placed partially on an occurrence, and partially on an aggregate basis.

•	The direct property per risk excess of loss reinsurance provides coverage up to approximately $10 million for both years, less retentions of approximately $3 million for both years.

The majority of the casualty direct and facultative portfolio has reinsurance coverage in 2014 and 2015 of approximately $30 million, less a retention of approximately $2  million. A stop loss contract was purchased in 2014, and is expected to renew in 2015, protecting the US casualty treaty portfolio, and providing cover up to a loss ratio of 115%.

For the energy, marine and aviation lines reinsurance coverage in 2014 and 2015:

•	The nuclear energy lines occurrence reinsurance provides coverage up to approximately $165 million and $174 million, less retentions of approximately $55 million for both years.
•	The non-nuclear energy lines occurrence reinsurance provides coverage up to approximately $154 million and $140 million, respectively, less retentions of approximately $20 million for both years.
•

The marine lines excess of loss reinsurance provides coverage, on a per occurrence basis, up to approximately $70 million and $101 million, respectively, less retentions of approximately $5 million for both years.

•	The aviation lines reinsurance provides coverage, on a per occurrence basis, up to approximately $52 million and $48 million, respectively, less retentions of approximately $3 million for both years.

The U.K. motor line has protection from a reinsurance program placed on a losses occurring basis, which is unlimited in excess of $1.6 million, both in terms of the amount and the number of losses sustained. For 2013, 2014 and 2015, there is co-participation on the $1.6 million in excess of $1.6 million layer of 30%, 15% and 9.5% for each year, respectively.

For Chaucer’s 2014 U.S. casualty treaty lines, we have entered into a whole account aggregate excess of loss reinsurance contract.  The reinsurance contract covers the U.S. casualty treaty lines exposures, except workers’ compensation clash, and provides coverage up to a 115% loss ratio less retention of a 45% loss ratio.

Chaucer had a capital provision reinsurance treaty with Flagstone Re to provide additional gross underwriting capacity to Syndicate 1084 for the years 2009 through 2012.  The treaty was commuted in 2014, therefore, increasing Chaucer’s economic interest in Syndicate 1084 by 8.0%, 11.6%, 12.0% and 12.0% for those years, respectively.

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

We are subject to concentration of risk with respect to reinsurance ceded to various mandatory residual markets, facilities and pooling mechanisms. As a condition to conduct business in various states, we are required to participate in residual market mechanisms, facilities and pooling arrangements which usually are designed to provide insurance coverages to individuals or other entities that are otherwise unable to purchase such coverage voluntarily or at rates deemed reasonable. These market mechanisms, facilities and pooling arrangements comprise $917.2 million of our total reinsurance recoverables on paid and unpaid losses and unearned premiums at December 31, 2014 and include, among others, the Michigan Catastrophic Claims Association (“MCCA”).

The MCCA is a mandatory reinsurance association which reinsures claims under Michigan’s unlimited personal injury protection coverage which is required under all Michigan automobile insurance policies. The MCCA reinsures all such claims in excess of a statutorily established company retention, currently $530,000. Funding for MCCA comes from assessments against automobile insurers based upon their share of insured automobiles in the state. Insurers are allowed to pass along this cost to Michigan automobile policyholders. This recoverable accounted for 64% and 61% of our total personal automobile gross reserves at December 31, 2014 and 2013, respectively. Reinsurance recoverables related to MCCA were $899.5 million and $867.0 million at December 31, 2014 and 2013, respectively. Because the MCCA is supported by assessments permitted by statute, and there have been no significant uncollectible balances from MCCA identified during the three years ending December 31, 2014, we believe that we have no significant exposure to uncollectible reinsurance balances from this entity.

In addition to the reinsurance ceded to various residual market mechanisms, facilities and pooling arrangements we have $1,351.0 million of reinsurance assets due from traditional reinsurers as of December 31, 2014. These amounts are due principally from highly-rated reinsurers, defined as rated A- or higher by A.M. Best Rating Agency or other equivalent rating. The following table displays balances recoverable from our ten largest reinsurance groups at December 31, 2014, along with the group’s rating from the indicated rating agency. The contractual obligations under reinsurance agreements are typically with individual subsidiaries of the group or syndicates at Lloyd’s and are not typically guaranteed by other group members or syndicates at Lloyd’s. Reinsurance recoverables are comprised of paid losses recoverable, outstanding losses recoverable, incurred but not reported losses recoverable, and ceded unearned premium.

REINSURERS	A.M. Best Rating	Reinsurance Recoverable
(in millions)
Lloyd's Syndicates	A	$280.9
Munich Reinsurance Companies	A+	148.1
HDI Group	A	123.4
Alleghany Corporation	A	89.9
Partner Re Ltd. Companies	A+	85.6
XL Group PLC	A	59.6
Swiss Re Ltd.	A+	50.2
Toa Reinsurance Company Ltd.	A+	44.6
Aspen Insurance Holdings Ltd.	A	34.3
Berkshire Hathaway Inc.	A+	29.4
Subtotal		946.0
All other reinsurers		405.0
Residual markets, facilities and pooling arrangements		917.2
Total		$2,268.2

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

We have established a reserve for uncollectible reinsurance of $15.9 million as of December 31, 2014, which was determined by considering reinsurer specific default risk on paid and unpaid recoverables as indicated by their financial strength ratings, any current risk of dispute on paid recoverables, our collection experience and the development of our ceded loss reserves. There have been no significant balances determined to be uncollectible and thus no significant charges recorded during 2014 for uncollectible reinsurance recoverables.

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

DISCONTINUED OPERATIONS

Discontinued operations primarily include our former life insurance businesses, which were sold prior to 2009, and our discontinued accident and health business.

Our former life insurance businesses include indemnity obligations for which we have established reserves.

The discontinued accident and health business includes interests in 25 accident and health reinsurance pools and arrangements that we retained subsequent to the sale of First Allmerica Financial Life Insurance Company (“FAFLIC”); all of which were assumed by Hanover Insurance. We ceased writing new premiums in this business in 1999, subject to certain contractual obligations. The reinsurance pool business consists primarily of the medical and disability portions of workers’ compensation risks, long-term care, assumed personal accident, individual medical, long-term disability, and special risk business. This business includes residual health insurance policies. Total claim reserves for the assumed accident and health business were $113.6 million at December 31, 2014. The total amount recoverable from third party reinsurers was $1.2 million at December 31, 2014. Total net reserves were $112.4 million at December 31, 2014. We will continue to account for this business as discontinued operations. Assets and liabilities related to the discontinued accident and health business are reflected as assets and liabilities of discontinued operations.

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

Discontinued operations, in total, generated a net loss of $0.3 million during 2014 and primarily related to our former life insurance businesses. Reference is made to “Discontinued Operations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

INVESTMENT PORTFOLIO

We held $8.6 billion of investment assets, including cash and cash equivalents, at December 31, 2014. Approximately 86% of our investment assets were comprised of fixed maturities, which included both investment grade and below investment grade public and private debt securities; 7% consisted of equity securities; 4% were comprised of cash and cash equivalents; and the remaining 3% included overseas deposits and other investments. These investments are generally of high quality and our fixed maturities are broadly diversified across sectors of the fixed income market.

Opus manages our investment portfolio, including the selection and monitoring of external asset managers for our non-U.S. dollar portfolios. Our overall investment strategy is intended to balance investment income with credit and interest rate risk, while maintaining sufficient liquidity and the opportunity for capital growth. The asset allocation process takes into consideration the types of business written and the level of surplus required to support our different businesses and the risk return profiles of the underlying asset classes. We look to balance the goals of capital preservation, net investment income stability, liquidity and total return. For certain portfolios in which fixed maturities are denominated in U.K. pound sterling and Euro, we employ two external asset managers with international market expertise to manage these portfolios.  Assets managed by these asset managers totaled approximately $715 million at December 31, 2014. We select and monitor managers based on investment style, performance and corporate governance.

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

Investments held by our insurance subsidiaries are subject to diversification requirements under state insurance laws and other regulatory requirements. The investment portfolio duration is approximately 4.2 years and is generally maintained in the range of 1 to 2 times the duration of our insurance liabilities. We seek to maintain sufficient liquidity to support our cash flow requirements by monitoring the cash requirements associated with our insurance and corporate liabilities, laddering the maturities within the portfolio, closely monitoring our investment durations, holding high quality liquid public securities and managing the purchases and sales of assets.

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

EMPLOYEES

As of December 31, 2014, we have approximately 5,100 employees, with approximately 4,300 located in the United States, and 800 internationally, almost all of whom are located in the United Kingdom. We believe our relations with employees are good.

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

The property and casualty insurance industry historically has been subject to significant fluctuations and uncertainties. Our profitability is affected significantly by the following items:

•

increases in costs, particularly increases occurring after the time our insurance products are priced including construction, automobile repair, and medical and rehabilitation costs. This includes “cost shifting” from health insurers to casualty and liability insurers (whether as a result of an increasing number of injured parties without health insurance, coverage changes in health policies to make such coverage secondary to casualty policies, the implementation of national healthcare legislation, lower reimbursement rates for the same procedure by health insurers or government-sponsored insurance, or the implementation of the Medicare Secondary Payer Act, which imposes reporting and other requirements with respect to medical and related claims paid for Medicare eligible individuals). As it relates to construction, there are often temporary increases in the cost of building supplies and construction labor after a significant event (for example, so called “demand surge” that causes the cost of labor, construction materials and other items to increase in a geographic area affected by a catastrophe). In addition, we are limited in our ability to negotiate and manage reimbursable expenses incurred by our policyholders;

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

Anticipated losses associated with business interruption exposure, the impact of wind versus water as the cause of loss, supplemental payments on previously closed claims caused by the development of latent damages or new theories of liability and inflationary pressures could also have a negative impact on future loss reserve development.

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

We generate a significant portion of our U.S. property and casualty insurance net premiums written and earnings in Michigan, Massachusetts and other states in the Northeast, including New Jersey and New York. For the year ended December 31, 2014, approximately 20% and 10% of our net premiums written in our U.S. property and casualty business were generated in the states of Michigan and Massachusetts, respectively. Many states in which we do business impose significant rate control and residual market charges, and restrict an insurer’s ability to exit such markets. The revenues and profitability of our property and casualty insurance subsidiaries are subject to prevailing economic, regulatory, demographic and other conditions, including adverse weather in Michigan and the Northeast. Because of our geographic concentration in certain regions, our business as a whole could be significantly affected by changes in the economic, regulatory and other conditions in such areas.

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

Our business is subject to claims arising out of catastrophes that may have a significant impact on our results of operations and financial condition. We may experience catastrophe losses that could have a material adverse impact on our business. Catastrophes can be caused by various events, including hurricanes, floods, earthquakes, tornadoes, wind, hail, fires, drought, severe winter weather, volcanic eruptions, tropical storms, tsunamis, sabotage, terrorist actions, explosions, nuclear accidents, solar flares, and power outages. The frequency and severity of catastrophes are inherently unpredictable.

The extent of gross losses from a catastrophe is a function of the total amount of insured exposure in the area affected by the event and the severity of the event. The extent of net losses depends on the amount and collectability of reinsurance.

Additionally, the severity of certain catastrophes could be so significant that it impacts the ability of certain locations to recover their economic viability in the near term, which could also have a significant negative impact on our business.

Although catastrophes can cause losses in a variety of property and casualty lines, homeowners and commercial multiple peril property insurance have, in the past, generated the vast majority of our catastrophe-related claims. Our catastrophe losses have historically been principally weather-related, particularly from hurricanes, as well as snow and ice damage from winter storms. However, Chaucer’s international operations subject us to greater diversity in the types and geographic distribution of potential catastrophe losses. For example, Chaucer incurred catastrophe losses in 2014 from snowstorms in Japan, a hurricane in Mexico and tornado and hail storms in the U.S., in 2013 from floods in Europe and hurricanes in Mexico, and in 2012 from both Superstorm Sandy and drought conditions in the U.S., as well as from an earthquake in Italy.

Although the insurance industry and rating agencies have developed various models intended to help estimate potential insured losses under thousands of scenarios, there is no reliable way of predicting the probability of such events or the magnitude of such losses before a specific event occurs. We utilize various models and other techniques in an attempt to measure and manage potential catastrophe losses within various income and capital risk appetites. However, such models and techniques have many limitations. In addition, due to historical concentrations of business, regulatory restrictions and other factors, our ability to manage such concentrations is limited, particularly in the Northeast and in the state of Michigan.

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

Our business performance is highly dependent on our ability to manage operational risks that arise from a large number of day-to-day business activities, including insurance underwriting, claims processing, servicing, investment, financial and tax reporting, compliance with regulatory requirements and other activities. We utilize a number of strategies to mitigate our insurance risk exposure, including: engaging in thorough underwriting, utilizing limits, deductibles and exclusions to mitigate policy risk, reviewing the terms and conditions of our policies, focusing on our risk aggregation by product line, geography, industry type, credit exposure and other bases, and ceding insurance risk. We seek to monitor and control our exposure to risks arising out of these activities through an enterprise-wide risk management framework. However, there are inherent limitations in all of these tactics, and no assurance can be given that these processes and procedures will effectively control all known risks or effectively identify unforeseen risks or that an event or series of events will not result in loss levels in excess of our probable maximum loss models, which could have a material adverse effect on our financial condition or results of operations. It is also possible that losses could manifest themselves in ways that we do not anticipate and that our risk mitigation strategies are not designed to address. Such a manifestation of losses could have a material adverse effect on our financial condition or results of operations. These risks may be heightened during challenging economic conditions such as those recently experienced in the U.S. and elsewhere.

We cannot guarantee the adequacy of or ability to maintain our current level of reinsurance coverage.

Similar to insurance companies, reinsurance companies can also be adversely impacted when catastrophes occur. There can be no assurance that we will be able to maintain our current levels of reinsurance coverage. In particular, and as discussed under “Reinsurance Program Overview” of this Form 10-K, not all of our 2015 reinsurance programs for the Commercial and Personal Lines and Chaucer business are fully placed. Future catastrophic events and other changes in the reinsurance marketplace, including as a result of investment losses or disruptions due to challenges in the financial markets that have occurred or could occur in the future, may adversely affect our ability to obtain such coverages, as well as adversely affect the cost of obtaining that coverage.

Additionally, the availability, scope of coverage, cost, and creditworthiness of reinsurance could continue to be adversely affected as a result of not only new catastrophes, but also terrorist attacks and the perceived risks associated with future terrorist activities, global conflicts, and the changing legal and regulatory environment (including changes which could create new insured risks). Federal reinsurance for terrorism risks coverage offered by insurers is available under TRIPRA, but it only applies to certified events of terrorism (as defined in TRIPRA) and contains certain caps and deductibles. Although TRIPRA coverage is in effect through December 31, 2020, should this program not be renewed or should it be modified unfavorably by the government in the future, private reinsurance for events of terrorism may not be available to us or available at reasonable or acceptable rates.

Although we monitor their financial soundness, we cannot be sure that our reinsurers will pay in a timely fashion, if at all.

We purchase reinsurance by transferring part of the risk that we have assumed (known as ceding) to reinsurance companies in exchange for part of the premium we receive in connection with the risk. As of December 31, 2014, our reinsurance receivable (including from the MCCA) amounted to approximately $2.3 billion. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the reinsured) of our liability to our policyholders or, in cases where we are a reinsurer, to our reinsureds. Accordingly, we bear counterparty risk with respect to our reinsurers. Although we monitor the credit quality of our reinsurers, we cannot be sure that they will pay the reinsurance recoverables owed to us currently or in the future or that they will pay such recoverables on a timely basis.

Climate change may adversely impact our results of operations.

There are concerns that the higher level of weather-related catastrophes and other losses incurred by the industry in prior years is indicative of changing weather patterns, whether as a result of changing climate (“global climate change”) or otherwise, which could cause such events to persist. This would lead to higher overall losses which we may not be able to recoup, particularly in the current economic and competitive environment, and higher reinsurance costs. As noted above, certain catastrophe models assume an increase in frequency and severity of certain weather events which could result in a disproportionate impact on insurers with certain geographic concentrations of risk. This would also likely increase the risks of writing property insurance in coastal areas, particularly in jurisdictions which restrict pricing and underwriting flexibility.

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

In most of the U.S. jurisdictions in which we operate, our property and casualty insurance subsidiaries are required to participate in mandatory property and casualty shared market mechanisms, government-sponsored reinsurance programs or pooling arrangements. These arrangements are designed to provide various insurance coverages to individuals or other entities that otherwise are unable to purchase such coverage or to support the costs of uninsured motorist claims in a particular state or region. We cannot predict whether our participation in these shared market mechanisms or pooling arrangements will provide underwriting profits or losses to us. For the year ended December 31, 2014, we experienced an underwriting loss of $15.1 million from participation in these mechanisms and pooling arrangements, compared to underwriting losses of $14.5 million and $15.3 million in 2013 and 2012, respectively. We may face similar or even more dramatic earnings fluctuations in the future.

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

We also have credit risk associated with certain mandatory reinsurance programs such as the MCCA. The MCCA was created to fund Michigan’s unique unlimited personal injury protection benefit. As of December 31, 2014, our estimated reinsurance recoverable from the MCCA was $899.5 million. In most years,  the MCCA operates with a deficit which may fluctuate significantly based on investment returns, discount rates, incurred claims, annual assessments and other factors.

In addition, we may be adversely affected by liabilities resulting from our previous participation in certain voluntary property and casualty assumed reinsurance pools. We have terminated participation in virtually all property and casualty voluntary pools, but remain subject to claims related to periods in which we participated. The property and casualty assumed reinsurance businesses have suffered substantial losses during the past several years, particularly related to environmental and asbestos exposure for property and casualty coverages, in some cases resulting from incidents alleged to have occurred decades ago. Due to the inherent volatility in these businesses, possible issues related to the enforceability of reinsurance treaties in the industry and the recent history of increased losses, we cannot provide assurance that our current reserves are adequate or that we will not incur losses in the future. Although we have discontinued participation in these reinsurance pools, we are subject to claims related to prior years or from pools we could not exit entirely. Our operating results and financial position may be adversely affected by liabilities resulting from any such claims in excess of our loss estimates. As of December 31, 2014, our reserves for these pools totaled $36.3 million.

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

Legislative and regulatory restrictions are constantly evolving and are subject to then current political pressures. For example, following Superstorm Sandy, the states of New Jersey and New York were considering proposals such as homeowners’ “Bill of Rights”, restrictions on storm deductibles and additional mandatory claim handling guidelines. Such actions also occur at the federal level, such as the U. S. Department of Housing and Urban Development’s proposal that may increase the legal risk of providing homeowners and commercial residential property insurance by imposing liability for discrimination on the basis of a disparate-impact theory even without any evidence of discriminatory intent. Some states are also considering mandating owners of firearms to purchase liability insurance.

In addition, The Dodd-Frank Wall Street Reform and Consumer Protection Act provides for enhanced regulation for the financial services industry through initiatives including, but not limited to, the creation of a Federal Insurance Office and several federal oversight agencies, the requiring of more transparency, accountability and focus in protecting investors and businesses, input of shareholders regarding executive compensation, and enhanced empowerment of regulators to pursue those who engage in financial fraud and unethical business practices. The Securities and Exchange Commission adopted regulations designed to encourage, reward, and protect “whistleblowers”, whether or not they first report the potential infraction to the company for correction or remedial action.

Also, the federal Medicare, Medicaid and SCHIP Extension Act mandates reporting and other requirements applicable to property and casualty insurance companies which make payments to or on behalf of claimants who are eligible for Medicare benefits. These requirements have made bodily injury claim resolutions more difficult, particularly for complex matters or for injuries requiring treatment over an extended period, and impose significant penalties for non-compliance and reporting errors. These requirements also have increased the circumstances under which the federal government may seek to recover from insurers amounts paid to claimants in circumstances where the government had previously paid benefits. In January 2013, the Strengthening Medicare and Repaying Taxpayers Act was signed into law and provided for implementation over a staggered period of time. We are continuing to monitor the effect of this law on our ability to settle cases and our exposure to federal recoupment claims.

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

Our business could be negatively impacted by adverse state, federal and foreign legislation or regulation, or judicial developments, including those resulting in:

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

Congress, as well as state, local and foreign governments, also consider from time to time legislation that could increase our tax costs. In 2014, the Organization for Economic Cooperation and Development published proposals that, if enacted, may impact our income tax provision. In particular, the proposals reduce the amount of deduction for interest expense attributable to certain finance transactions. These provisions are proposed to be effective January 1, 2017, with no grand-fathering of existing arrangements beyond this date.  If these or other proposals or legislation are enacted, our income tax expense may increase, with a corresponding decrease to consolidated net income.

In addition, we are reliant upon independent agents and brokers to market our products. Changes in regulations related to insurance agents and brokers that materially impact the profitability of the agent and broker business or that restrict the ability of agents and brokers to market and sell insurance products would have a material adverse effect on our business.

With respect to our U.K. insurance business, Chaucer’s regulated subsidiaries are subject to the U.K.’s PRA and FCA regulations and are subject to limitations and approval requirements with respect to payments of dividends, return of capital and becoming a borrower, guarantor or provider of security interest on any financial obligations and other aspects of its operations.

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

There are a number of regulatory and legal changes that are aimed at reducing the cost of motor insurance to consumers which will have an impact on Chaucer’s U.K. Division, including the Legal Aid and Sentencing of Offenders Act (“LASPO”) of 2012, the Competition Commission inquiry in the U.K. Private Motor Insurance market and the Department for Transport consultation on whiplash claims. Of these three initiatives only, LASPO is currently in effect, and the U.K. Division has endeavored to ensure that compliance with the requirements of the Act is achieved without commercial disadvantages to the division. We do not yet know the impact of the Competition Commission inquiry in the U.K. Private Motor Insurance market and the Department for Transport consultation on whiplash claims on Chaucer’s business operations or the U.K. insurance industry.

Additionally, the Lloyd’s worldwide insurance and reinsurance business is subject to various regulations, laws, treaties and other applicable policies of the European Union, as well as each nation, state and locality in which it operates. Material changes in governmental requirements and laws could have an adverse effect on Lloyd’s and its member companies, including Chaucer.

The E.U. is phasing in a new composite E.U. directive (known as Solvency II) covering the prudential supervision of all insurance and reinsurance companies that is being developed to replace the existing life insurance, non-life insurance and reinsurance directives that govern the insurance business in the U.K. (among various other obligations, Solvency II will impose new capital requirements on Chaucer). The implementation of Solvency II will take effect on January 1, 2016, with certain transitional measures. We could be impacted by the implementation of Solvency II, depending on the costs associated with implementation by each E.U. country, any increased capital requirements applicable to us, and any costs associated with adjustments to our operations. We are also subject to risks and uncertainties relating to changes to the regulatory framework in the U.K. with further requirements from the PRA and FCA. New conduct requirements are now reflected in the Lloyd’s Minimum Standards and the consultation on a new Senior Insurance Manager Regime for U.K. insurers will hold individuals to account for failures in authorized firms.

From time to time, we are also involved in investigations and proceedings by U.S., U.K., state and other governmental and self-regulatory agencies. We cannot provide assurance that these investigations, proceedings and inquiries will not result in actions that would adversely affect our results of operations or financial condition.

As a specialist in Lloyd’s insurance group, Chaucer is subject to a number of risks which could materially and adversely affect us.

As a specialist in Lloyd’s insurance group, Chaucer is subject to a number of specific risk factors and uncertainties, including without limitation:

•	its reliance on insurance and reinsurance brokers and distribution channels to distribute and market its products (so called “coverholders”);
•	its obligations to maintain funds at Lloyd’s to support its underwriting activities;
•	its risk-based capital requirement being assessed periodically by Lloyd’s and being subject to variation;
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

Whenever a member of Lloyd’s is unable to pay its policyholder obligations, such obligations may be payable by the Lloyd’s Central Fund. If Lloyd’s determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd’s members up to 3% of a member’s underwriting capacity in any one year. We do not believe that any assessment is likely in the foreseeable future and have not provided allowance for such an assessment. However, based on our 2015 estimated underwriting capacity at Lloyd’s of £778.0 million, the December 31, 2014 exchange rate of 1.56 dollars per GBP and assuming the maximum 3% assessment, we could be assessed up to approximately $36.4 million in 2015.

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

All fifty states of the United States and the District of Columbia have insurance guaranty fund laws requiring property and casualty insurance companies doing business within the state to participate in guaranty associations. These associations are organized to pay contractual obligations under insurance policies issued by impaired or insolvent insurance companies. The associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired or insolvent insurer is engaged. Although mandatory assessments by state guaranty funds that are used to cover losses to policyholders of insolvent or rehabilitated companies can be substantially recovered through policyholder surcharges or a reduction in future premium taxes in many states (provided the collecting insurer continues to write business in such state), there can be no assurance that all funds will be recoupable in the future. During 2014, we had a total assessment of $4.5 million levied against us, with refunds of $0.4 million received in 2014 for a total net assessment of $4.1 million. As of December 31, 2014, we have $0.6 million of reserves related to guaranty fund assessments. In the future, these assessments may increase above levels experienced in the current and prior years. Future increases in these assessments depend upon the rate of insolvencies of insurance companies. An increase in assessments could adversely affect our results of operations and financial condition.

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

Integration of acquired businesses involves a number of risks, and there can be no assurance that we will be successful integrating recent and future acquisitions.

There can be no assurance that we will be able to successfully integrate recent and any future acquisitions or that we will not assume unknown liabilities and reserve deficiencies in connection with such acquisitions. If we are unable to successfully integrate new businesses, then we could be impeded from realizing the benefits of an acquisition. The integration process could disrupt our business, and a failure to successfully integrate newer businesses could have a material adverse effect on our business, financial condition and results of operations. The difficulties of integrating an acquisition and risks to our business include, among others:

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

Our operations extend to countries outside the U.S., and operating globally increases the scope of our risks and exposes us to certain additional risks including but not limited to:

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

We could face heightened competition resulting from the entry of new competitors and the introduction of new products by new and existing competitors. Additionally, recent entries into the property and casualty marketplace by large technology companies, retail companies and other non-traditional insurance providers, who aim to leverage their information about and direct access to customers, may increase competition. Increased competition could make it difficult for us to obtain new customers, retain existing customers or maintain policies in force by existing customers. It could also result in increasing our service, administrative, policy acquisition or general expense due to the need for additional advertising and marketing of our products. In addition, our administrative, technology and management information systems expenditures could increase substantially as we try to maintain or improve our competitive position.

We compete for business not just on the basis of price, but also on the basis of product coverages, reputation, financial strength, quality of service (including claims adjustment service), experience and breadth of product offering. We cannot provide assurance that we will be able to maintain a competitive position in the markets in which we operate, or that we will be able to expand our operations into new markets. If we fail to do so, our business could be materially adversely affected.

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

Upon an acquisition of a business, we record goodwill and intangible assets at fair value. Goodwill and intangible assets determined to have indefinite useful lives are not amortized, while other intangible assets are amortized over their estimated useful lives. Goodwill and intangible assets that are not amortized are reviewed for impairment at least annually. Evaluating the recoverability of such assets requires us to rely on estimates and assumptions related to return on equity, margin, growth rates, discount rates, and other data. There are inherent uncertainties related to these factors, and significant judgment is required in applying these factors. Goodwill and intangible asset impairment charges can result from declines in operating results, divestitures or sustained market declines and other factors. As of December 31, 2014, goodwill and intangible assets represented 10.7% of shareholders’ equity. Although we believe these assets are recoverable, we cannot provide assurance that future market or business conditions would not result in the impairment of a portion of these assets. Impairment charges could materially affect our financial position and our financial results in the quarter or annual period in which they are recognized.

We could be subject to additional losses related to the sale of our Discontinued FAFLIC and variable life insurance and annuity businesses.

On January 2, 2009, we sold our remaining life insurance subsidiary, FAFLIC, to Commonwealth Annuity and Life Insurance Company. Coincident with the sale transaction, Hanover Insurance and FAFLIC entered into a reinsurance contract whereby Hanover Insurance assumed FAFLIC’s discontinued accident and health insurance business. We previously owned Commonwealth Annuity, but sold it in 2005 in conjunction with our disposal of our variable life insurance and annuity business.

In connection with these transactions, we have agreed to indemnify Commonwealth Annuity for certain contingent liabilities, including litigation and other regulatory matters. We have established a reserve related to these contractual indemnifications. Although we believe that this reserve is adequate, we cannot provide assurance that costs related to these indemnifications when they ultimately settle, will not exceed our current reserve.

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

We believe our reserves for the accident and health assumed and ceded reinsurance business appropriately reflect current claims, unreported losses and likely investment returns on related assets supporting these reserves. However, due to the inherent volatility in this business and the reporting lag of losses that tend to develop over time and which ultimately affect excess covers, there can be no assurance that current reserves are adequate or that we will not have additional losses in the future. Although we have discontinued participation in these reinsurance arrangements, unreported claims related to the years in which we were a participant may be reported and previously reported claims may develop unfavorably. If any such unreported claims or unfavorable development is reported to us, our results of operations and financial position may be negatively impacted. In addition, the passage of the Federal Healthcare Act has caused us to have to expand our benefits for a portion of the residual healthcare policies with limited ability to increase premiums.

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

At December 31, 2014, we held approximately $9 billion of investment assets in categories such as fixed maturities, equity securities, cash and short-term investments, and other long-term investments. Our investments are primarily concentrated in the U.S. domestic market; however, we have exposure to international markets as well, with approximately 24% of our cash and investment assets invested in foreign markets. Our investment returns, and thus our profitability, statutory surplus and shareholders’ equity, may be adversely affected from time to time by conditions affecting our specific investments and, more generally, by bond, stock, real estate and other market fluctuations and general economic, market and political conditions, including concerns regarding sub-prime and prime mortgages, as well as residential and commercial mortgage-backed or other debt securities, increasing concerns relating to the municipal bond markets and European sovereign debt, and developments that negatively impact our investment in real estate such as increased development costs. Many of these broader market conditions are out of our control. Our ability to make a profit on insurance products depends in part on the returns on investments supporting our obligations under these products, and the value of specific investments may fluctuate substantially depending on the foregoing conditions. We may use a variety of strategies to hedge our exposure to interest and currency rates and other market risks. However, hedging strategies are not always available and carry certain credit risks, and our hedging could be ineffective. Moreover, increased government regulation of certain derivative transactions used to hedge certain market risks has served to prevent (or otherwise substantially increase the cost associated with) hedging such risks.

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

In addition, our current borrowings from the Federal Home Loan Bank of Boston (“FHLBB”) are secured by collateral. If the fair value of pledged collateral falls below specific levels, we would be required to pledge additional collateral or repay any outstanding FHLBB borrowings.

Market conditions also affect the value of assets under our employee pension plans, including our U.S. Cash Balance Plan and Chaucer pension plan. The expense or benefit related to our employee pension plans results from several factors, including, but not limited to, changes in the market value of plan assets, interest rates, regulatory requirements or judicial interpretation of benefits. At December 31, 2014, our U.S. plan assets included approximately 85% of fixed maturities and 15% of equity securities and other assets. At December 31, 2014, our Chaucer pension plan assets included approximately 57% of equities, 32% of fixed maturities, and 11% of real estate funds. The Chaucer pension plan had net liabilities that exceeded assets by approximately $6 million as of December 31, 2014. Additionally, our net liabilities exceed assets by approximately $41 million and $25 million for our U.S. non-qualified (which is an unfunded plan) and U.S. qualified pension plans, respectively, at December 31, 2014. Declines in the market value of plan assets and interest rates from levels at December 31, 2014, among other factors, could impact our funding estimates and negatively affect our results of operations. Deterioration in market conditions and differences between our assumptions and actual occurrences, and behaviors, including judicial determinations of ultimate benefit obligations pursuant to the Durand case discussed elsewhere, or otherwise, could result in a need to fund more into the qualified plans to maintain an appropriate funding level.

We may experience unrealized losses on our investments, especially during a period of heightened volatility, which could have a material adverse effect on our results of operations or financial condition.

Our investment portfolio and shareholders’ equity can be, and in the past have been, significantly impacted by the changes in the market values of our securities. U.S. and global financial markets and economies remain uncertain. This could result in unrealized and realized losses in future periods, and adversely affect the liquidity of our investments, which could have a material adverse impact on our results of operations and our financial position. At December 31, 2014, our financial position is benefited by $315.8 million as a result of unrealized gains, largely driven by the low interest rate environment. Information with respect to interest rate sensitivity is included in “Quantitative and Qualitative Disclosures” in Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K. Valuation of financial instruments (i.e. Level 1, 2, or 3) include methodologies, estimates, assumptions and judgments that are subject to different interpretations and could result in changes to investment valuations or the ability to receive such valuations on sale. During periods of market disruption it may be difficult to value certain of our securities if trading becomes less frequent and/or market data becomes less observable. In addition, in times of financial market disruption, certain asset classes that were in active markets with significant observable data may become illiquid. In those cases, the valuation process includes inputs that are less observable and require more subjectivity and judgment by management.

If, following such declines, we are unable to hold our investment assets until they recover in value, or if such asset value never recovers, we would incur other-than-temporary impairments which would be recognized as realized losses in our results of operations, reduce net income and earnings per share and adversely affect our liquidity. Temporary declines in market value are recorded as unrealized losses, which do not affect net income and earnings per share, but reduce other comprehensive income, which is reflected on our Consolidated Balance Sheets. We cannot provide assurance that we will not have additional other-than-temporary impairments and/or unrealized investment losses in the future. Likewise, there can be no assurance that our investment portfolio will retain the net unrealized gains reflected on the balance sheet as of December 31, 2014, since such gains are dependent on prevailing interest rates, credit ratings and creditworthiness and general economic and other factors.

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

We are exposed to significant capital markets risk related to changes in interest rates, credit spreads, equity prices and foreign currency exchange rates. If significant, declines in equity prices, changes in interest rates, changes in credit spreads and the strengthening or weakening of foreign currencies against the U.S. dollar could have a material adverse effect on our results, financial position or cash flows. Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. Our investment portfolio contains interest rate sensitive instruments, such as fixed income securities, which may be adversely affected by changes in interest rates from governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. A rise in interest rates would reduce the fair value of our investment portfolio, but provide the opportunity to earn higher rates of return on funds reinvested. A further decline in interest rates, on the other hand, would increase the fair value of our investment portfolio, but we would earn lower rates of return on reinvested assets. We may be forced to liquidate investments prior to maturity at a loss in order to cover liabilities, and such liquidation could be accelerated in the event of significant loss events, such as catastrophes. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to mitigate the interest rate risk of our assets relative to our liabilities.

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

Our reporting currency is the U.S. dollar. The functional currencies of our Chaucer segment are the U.S. dollar, U.K. pound sterling and the Canadian dollar. Exchange rate fluctuations relative to the functional currencies may materially impact our financial position. Further, our Chaucer segment transacts business and maintains assets and liabilities in currencies different than its functional currency, which exposes us to changes in currency exchange rates. In addition, locally required capital levels are invested in local currencies in order to satisfy regulatory requirements and to support local insurance operations regardless of currency fluctuations. We attempt to manage our foreign currency exposure through matching of assets and liabilities, as well as through the use of derivatives. Despite our mitigation efforts, exposure to foreign exchange loss could have a material adverse effect on our reported earnings and book value.

We are a holding company and rely on our insurance company subsidiaries for cash flow; we may not be able to receive dividends from our subsidiaries in needed amounts and may be required to provide capital to support their operations.

We are a holding company for a diversified group of insurance companies, and our principal assets are the shares of capital stock of these subsidiaries. Our ability to make required interest payments on our debt, as well as our ability to pay operating expenses and pay dividends to shareholders depends upon the receipt of sufficient funds from our subsidiaries. The payment of dividends by our insurance company subsidiaries is subject to regulatory restrictions and will depend on the surplus and future earnings of these subsidiaries, as well as these regulatory restrictions. We are required to notify insurance regulators prior to paying any dividends from our U.S. insurance subsidiaries, pre-approval is required with respect to “extraordinary dividends” and distributions from Chaucer are subject to various requirements imposed by Lloyd’s and the PRA and FCA.

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

Our Chaucer business is required to satisfy Lloyd’s minimum capital standards. We satisfy Lloyd’s “member deposit funds” requirement (referred to as Funds at Lloyd’s or “FAL”), in part, through a standby letter of credit. If the letters of credit were drawn, we would expect to use a syndicated credit facility to pay such obligation, which would increase our debt borrowings. Our ability to borrow under this facility is conditioned upon the satisfaction of covenants and other requirements contained in the facility. If the syndicated credit facility was not available to repay this letter of credit facility, we would need to obtain capital elsewhere, and face the risk that alternative financing, such as through cash or other borrowings, would not be available at acceptable terms, if at all. In addition, no assurance can be given as to how much business Lloyd’s will permit Chaucer to underwrite in any single year nor as to the viability and cost of change to our current capital structure.

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

We are responsible to our policyholders for administering their policies, premiums and claims and ensuring that appropriate records are maintained which reflect their transactions. We are subject to risks that errors or omissions of information occurred with respect to the administration of our products. We are also subject to misconduct and fraud on the part of our employees and agents. As a result, we are subject to risks of liabilities associated with “bad faith”, unfair claims practices, unfair trade practices or similar allegations. Such risks may stem from allegations of agents, vendors, policyholders, claimants, members of Lloyd’s syndicates, reinsurers, regulators, states’ attorneys general, Lloyd’s, the PRA and FCA, or other international regulators, or others. We may incur charges associated with any errors and omissions previously made or which are made in future periods. These charges may result from our obligation to policyholders to correct any errors or omissions or refund premiums, non-compliance with regulatory requirements, from fines imposed by regulatory authorities, or from other items, which may affect our financial position or results of operations.

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

We use computer systems to store, retrieve, evaluate and utilize customer and company data and information. Our computer, information technology and telecommunications systems, in turn, interface with and rely upon third-party systems. Our business is highly dependent on our ability, and the ability of certain third parties, to access these systems to perform necessary business functions, including, without limitation, providing insurance quotes, processing premium payments, making changes to existing policies, filing and paying claims, providing customer support and managing our investment portfolios. Systems failures or outages could compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business and hurt our relationships with our business partners and customers. In the event of a disaster such as a natural catastrophe, an industrial accident, a blackout, a computer virus, a terrorist attack or war, or interference from solar flares, our systems may be inaccessible to our employees, customers or business partners for an extended period of time. Even if our employees are able to report to work, they may be unable to perform their duties for an extended period of time if our data or systems are disabled or destroyed or if our disaster recovery plans are inadequate or suffer from unforeseen consequences. This could result in a materially adverse effect on our business results and liquidity.

In addition, we routinely transmit and receive personal, confidential and proprietary information by e-mail and other electronic means. While we attempt to develop secure transmission capabilities with third-party vendors and others with whom we do business, we may be unable to put in place secure capabilities with all of such vendors and third parties and, in addition, these third parties may not have appropriate controls in place to protect the confidentiality of the information.

Our systems, like others in the financial services industry, are potentially vulnerable to cyber security risks, and we are subject to potential disruption caused by such activities. Large corporations such as ours are subject to near daily attacks on their systems. Such attacks may have various goals, from seeking confidential information to causing operational disruption. Although to date such activities have not resulted in material disruptions to our operations or, to our knowledge, breach of any security or confidential information, no assurance can be provided that such disruptions or breach will not occur in the future. As cyber attacks become more prevalent and the methods used to perpetrate them change, we may be required to devote additional personnel or systems resources to protecting our data security or investigating or remediating any perceived vulnerabilities. Such resources could be costly in time and expenses and could detract from resources spent on our core property and casualty insurance operations.

Additionally, we could be subject to liability if confidential customer information is misappropriated from our computer systems, those of our vendors or others with whom we do business, or otherwise. Despite whatever security measures may be in place, any such systems may be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems. Any well-publicized compromise of security could deter people from entering into transactions that involve transmitting confidential information, or damage our reputation, which could have a material adverse effect on our business.

We outsource certain technology and business process functions to third parties and may do so increasingly in the future. If we do not effectively develop, implement and monitor our outsourcing strategy, third-party providers do not perform as anticipated or we experience technological or other problems with a transition, we may not realize productivity improvements or cost efficiencies and may experience operational difficulties, increased costs and a loss of business. Our outsourcing of certain technology and business process functions to third parties may expose us to enhanced risk related to data security, which could result in monetary and reputational damages. In addition, our ability to receive services from third-party providers outside of the United States might be impacted by cultural differences, political instability, unanticipated regulatory requirements or policies inside or outside of the United States. As a result, our ability to conduct our business might be adversely affected.

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

PART II

ITEM 5–MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK AND STOCKHOLDER OWNERSHIP

Our common stock is traded on the New York Stock Exchange under the symbol “THG”. On February 20, 2015, we had approximately 20,496 shareholders of record and 44,302,074 shares outstanding. On the same date, the trading price of our common stock was $71.48 per share.

COMMON STOCK PRICES

The following tables set forth the high and low sales prices of our common stock for the periods indicated:

2014	High (1)	Low (1)
First Quarter	$61.51	$52.86
Second Quarter	$64.36	$56.88
Third Quarter	$64.42	$57.80
Fourth Quarter	$73.59	$59.73

2013
First Quarter	$49.85	$38.88
Second Quarter	$52.55	$45.81
Third Quarter	$56.80	$48.24
Fourth Quarter	$61.72	$54.54
(1)	Common stock prices were obtained from a third party service provider.

DIVIDENDS

The Board of Directors declared dividends in 2014 and 2013 as follows:

	2014 Per Share Amount	2013 Per Share Amount
First Quarter	$0.37	$0.33
Second Quarter	$0.37	$0.33
Third Quarter	$0.37	$0.33
Fourth Quarter	$0.41	$0.37

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

ISSUER PURCHASES OF EQUITY SECURITIES

The Board of Directors has authorized a stock repurchase program which provides for aggregate repurchases of up to $600 million, including a $100 million increase in the program in May 2013. Under the repurchase authorizations, we may repurchase our common stock from time to time, in amounts and prices and at such times as deemed appropriate, subject to market conditions and other considerations. Our repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. Total repurchases under this program as of December 31, 2014 were 11.1 million shares at a cost of $483.5 million.

Shares purchased in the fourth quarter of 2014 are as follows:

PERIOD	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (in millions)
October 1 - 31, 2014	13,624	$66.82	-	$117
November 1 - 30, 2014	4,973	71.36	-	117
December 1 - 31, 2014	1,536	68.53	-	117
Total	20,133	$68.08	-	$117

Shares purchased reflect shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards.

ITEM 6 - SELECTED FINANCIAL DATA

FIVE YEAR SUMMARY OF SELECTED FINANCIAL HIGHLIGHTS(1)

YEARS ENDED DECEMBER 31	2014	2013	2012	2011	2010
(in millions, except per share data)
Statements of Income
Revenues
Premiums	$4,710.3	$4,450.5	$4,239.1	$3,598.6	$2,841.0
Net investment income	270.3	269.0	276.6	258.2	247.2
Net realized investment gains	50.1	33.5	23.6	28.1	29.7
Fees and other income	36.9	40.7	51.4	46.7	34.3
Total revenues	5,067.6	4,793.7	4,590.7	3,931.6	3,152.2
Losses and Expenses
Losses and loss adjustment expenses	2,927.5	2,761.1	2,974.4	2,550.8	1,856.3
Amortization of deferred acquisition costs	1,040.0	971.0	938.1	778.9	600.8
Net loss from repayment of debt	0.1	27.7	5.1	2.3	2.0
Other operating expenses	722.0	704.8	644.4	578.0	487.5
Total losses and expenses	4,689.6	4,464.6	4,562.0	3,910.0	2,946.6
Income before income taxes	378.0	329.1	28.7	21.6	205.6
Income tax expense (benefit)	95.7	83.4	(17.4)	(9.9)	56.0
Income from continuing operations	282.3	245.7	46.1	31.5	149.6
Discontinued operations	(0.3)	5.3	9.8	5.2	1.6
Net income	$282.0	$251.0	$55.9	$36.7	$151.2
Net income per common share (diluted)	$6.28	$5.59	$1.23	$0.80	$3.27
Dividends declared per common share	$1.52	$1.36	$1.23	$1.13	$1.00

Balance Sheets (at December 31)
Total assets	$13,759.7	$13,378.7	$13,484.9	$12,598.6	$8,546.8
Debt	903.5	903.9	849.4	911.1	605.9
Total liabilities	10,915.7	10,784.2	10,889.5	10,114.6	6,109.4
Shareholders' equity	2,844.0	2,594.5	2,595.4	2,484.0	2,437.4
(1)	Includes results of Chaucer Holdings Limited since the July 1, 2011 acquisition date.

ITEM 7  -MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

a

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

Results of operations include the accounts of The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America (“Citizens”), our principal U.S. domiciled property and casualty companies; Chaucer Holdings Limited (“Chaucer”), our United Kingdom (U.K.) domiciled specialist insurance underwriting group which operates through the Society and Corporation of Lloyd’s (“Lloyd’s”); and certain other insurance and non-insurance subsidiaries. Results of operations include our discontinued operations, consisting primarily of our former life insurance businesses, and our accident and health business.

EXECUTIVE OVERVIEW

Business operations consist of four operating segments: Commercial Lines, Personal Lines, Chaucer and Other.

Operating income before interest expense and income taxes was $406.2 million in 2014 compared to $393.4 million in 2013, an increase of $12.8 million. This increase is due to improved current accident year results, primarily in Commercial Lines, and from higher favorable development on prior years’ loss and loss adjustment expense (“LAE”) reserves (“prior years’ loss reserves”), in both our Personal Lines and Chaucer segments. These increases in operating income were partially offset by higher catastrophe losses in our domestic operations. Pre-tax catastrophe losses were $223.0 million, compared to $140.0 million during 2013. Favorable development on prior years’ loss reserves was $99.1 million in 2014, compared to $76.3 million in 2013.

Pricing in our Commercial and Personal Lines remains strong as we continue to respond to increased weather-related losses over recent years, as well as to the earnings impact of reduced investment income as a result of low interest rates, and other factors. We are continuing efforts to improve our underwriting results in both our Commercial and Personal Lines, through rate increases and improvements to our mix of business.

Commercial Lines

We believe our unique approach to the small commercial market, distinctiveness in the middle market, and continued development of specialty lines provides us with a diversified portfolio of products and delivers significant value to agents and policyholders. The small commercial and middle market businesses are expected to contribute to premium growth in Commercial Lines over the next several years as we continue to pursue our core strategy of developing strong partnerships with agents, distinctive products, franchise value through limited distribution, and industry segmentation. Growth in our specialty lines continues to be an important part of our strategy.

We believe these efforts have driven, and will continue to drive, improvement in our overall mix of business and ultimately our underwriting profitability. Commercial Lines net premiums written grew by 7.4% in 2014, driven by both our core commercial and specialty businesses. This growth is primarily due to rate increases, increased retention and targeted new business expansion.

Underwriting results improved slightly in 2014, as compared to 2013, primarily due to improved current accident year results excluding catastrophe losses, substantially offset by higher catastrophe losses. The competitive nature of the Commercial Lines market requires us to be highly disciplined in our underwriting process to ensure that we write business at acceptable margins and we continue to seek rate increases across our lines of business.

Personal Lines

Personal Lines focuses on partnering with high quality, value-oriented agencies that deliver consultative selling and stress the importance of account rounding (the conversion of single policy customers to accounts with multiple policies and additional coverages). Approximately 78% of our policies in force are account business. We are focused on making investments that help maintain profitability, build a distinctive position in the market, help diversify us geographically from our historical core states of Michigan, Massachusetts, New York and New Jersey, and provide us with profitable growth opportunities.

Underwriting results declined in 2014, as compared to 2013. Higher catastrophe losses and lower earned premiums were partially offset by favorable development on prior years’ loss reserves and improved current accident year results, excluding catastrophes. We continue to seek rate increases in excess of underlying loss cost trends, subject to regulatory and competitive considerations.

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

Underwriting results improved in 2014, as compared to 2013, primarily due to higher earned premiums, favorable development on prior years’ loss reserves, and lower catastrophe losses, partially offset by lower current accident year underwriting results.  Chaucer net premiums written grew by 10.2% in 2014, principally related to growth in our casualty line, primarily due to expanded underwriting capabilities, and growth in the marine line, as well as an increase in Chaucer’s economic interests in Syndicate 1084 to 100% for 2014, up from 98% in 2013 and 84% in 2012, and the favorable impact of foreign exchange rate movements.

Chaucer also has continued to experience overall downward pressure on rates in 2014. Rates in the marine, energy and property markets remained under pressure in 2014 due to a continued absence of major losses, to new capital from a variety of sources and high levels of competition. Casualty markets remained weak after several years of rate decreases resulting from low loss activity and high industry capacity, while U.K. motor market rates were flat after several years of decline following significant increases in 2010 and 2011. In response to these challenging market conditions, we continue to actively manage Chaucer’s underwriting portfolio, using our expertise, distinctive underwriting capabilities and market knowledge to target specific attractive underwriting opportunities. We will seek rate increases in the U.K. motor market in 2015 and expect modest rate increases for certain classes of business in the casualty markets.

DESCRIPTION OF OPERATING SEGMENTS

Primary business operations include insurance products and services currently provided through four operating segments. Our domestic operating segments are Commercial Lines, Personal Lines, and Other. Our international operating segment is Chaucer. Commercial Lines includes commercial multiple peril, commercial automobile, workers’ compensation and other commercial coverages, such as specialty program business, inland marine, management and professional liability and surety. Personal Lines includes personal automobile, homeowners and other personal coverages. Chaucer includes marine and aviation, energy, property, U.K. motor, and casualty and other coverages (which includes international liability, specialist coverages, and syndicate participations). Included in Other are Opus Investment Management, Inc., which markets investment management services to institutions, pension funds and other organizations; earnings on holding company assets; and, a discontinued voluntary pools business. We present the separate financial information of each segment consistent with the manner in which our chief operating decision maker evaluates results in deciding how to allocate resources and in assessing performance.

We report interest expense on debt separately from the earnings of our operating segments. This consists of interest on our senior debentures, subordinated debentures, collateralized borrowings with the Federal Home Loan Bank of Boston (“FHLBB”), and letter of credit facility.

RESULTS OF OPERATIONS – CONSOLIDATED

2014 Compared to 2013

Consolidated net income was $282.0 million in 2014, compared to $251.0 million in 2013, an increase of $31.0 million. Operating income increased slightly in 2014 as a result of an improvement from current accident year results, primarily in Commercial Lines, and from higher favorable development in both the Personal Lines and Chaucer segments. These increases in operating income were substantially offset by higher catastrophe losses in our domestic operations. The year ended December 31, 2013 included losses from the repayment of debt totaling $18.0 million, net of tax, which did not recur in 2014. Additionally, the year ended December 31, 2014 included higher realized investment gains from the sale of securities, partially offset by after-tax losses of $7.9 million from the settlement of a portion of the defined benefit pension plan obligation.

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

In addition to consolidated net income, we assess our financial performance based upon pre-tax “operating income,” and we assess the operating performance of each of our four operating segments based upon the pre-tax operating income (loss) generated by each segment. Operating income before taxes excludes interest expense on debt and certain other items which we believe are not indicative of our core operations, such as net realized investment gains and losses (including net gains and losses on certain derivative instruments). Such gains and losses are excluded since they are determined by interest rates, financial markets and the timing of sales. Also, operating income before taxes excludes net gains and losses on disposals of businesses and real estate assets, gains and losses related to the repayment of debt, discontinued operations, costs to acquire businesses, restructuring costs, the cumulative effect of accounting changes and certain other items. Although the items excluded from operating income before taxes may be important components in understanding and assessing our overall financial performance, we believe a discussion of operating income before taxes enhances an investor’s understanding of our results of operations by highlighting net income attributable to the core operations of the business. However, operating income before taxes should not be construed as a substitute for income before income taxes and operating income should not be construed as a substitute for net income.

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

The following table reflects operating income for each operating segment and a reconciliation of operating income to consolidated net income.

YEARS ENDED DECEMBER 31	2014	2013	2012
(in millions)
Operating income (loss) before interest expense and income taxes:
Commercial Lines	$139.9	$132.4	$(80.3)
Personal Lines	99.0	118.6	25.5
Chaucer	177.6	150.4	136.8
Other	(10.3)	(8.0)	(6.9)
Operating income before interest expense and income taxes	406.2	393.4	75.1
Interest expense on debt	(65.2)	(65.3)	(61.9)
Operating income before income taxes	341.0	328.1	13.2
Income tax (expense) benefit on operating income	(108.3)	(100.9)	1.9
Operating income	232.7	227.2	15.1
Net realized investment gains	50.1	33.5	23.6
Loss from settlement of pension obligation	(12.1)	-	-
Net loss from repayment of debt	(0.1)	(27.7)	(5.1)
Loss from disposal of real estate	-	(4.7)	-
Other non-segment items	(0.9)	(0.1)	(3.0)
Income tax benefit on non-operating items	12.6	17.5	15.5
Income from continuing operations, net of taxes	282.3	245.7	46.1
Net (loss) gain from discontinued operations, net of taxes	(0.3)	5.3	9.8
Net income	$282.0	$251.0	$55.9

RESULTS OF OPERATIONS - SEGMENTS

The following is our discussion and analysis of the results of operations by business segment. The operating results are presented before interest expense, taxes and other items which management believes are not indicative of our core operations, including realized gains and losses.

The following table summarizes the results of operations for the periods indicated:

YEARS ENDED DECEMBER 31	2014	2013	2012
(in millions)
Operating revenues
Net premiums written	$4,810.1	$4,552.7	$4,368.4
Net premiums earned	$4,710.3	$4,450.5	$4,239.1
Net investment income	270.3	269.0	276.3
Other income	36.9	40.7	58.2
Total operating revenues	5,017.5	4,760.2	4,573.6
Losses and operating expenses
Losses and LAE	2,927.5	2,761.1	2,974.4
Amortization of deferred acquisition costs	1,040.0	971.0	938.1
Other operating expenses	643.8	634.7	586.0
Total losses and operating expenses	4,611.3	4,366.8	4,498.5
Operating income before interest expense and income taxes	$406.2	$393.4	$75.1

2014 Compared to 2013

Operating income before interest expense and income taxes was $406.2 million for the year ended December 31, 2014, compared to $393.4 million for the year ended December 31, 2013, an increase of $12.8 million. This increase in the operating income is primarily due to improved current accident year results, primarily in Commercial Lines, and from higher favorable reserve development in both the Personal Lines and Chaucer segments. These increases were substantially offset by higher catastrophe losses in our domestic operations.

Our consolidated catastrophe related activity for the year ended December 31, 2014 was $223.0 million, compared to $140.0 million for the year ended December 31, 2013, an increase of $83.0 million. Excluding the impact of catastrophe related activity, operating income increased by $95.8 million. This increase was primarily due to improved current accident year results in our domestic segments.

Favorable development on prior years’ loss reserves was $99.1 million for the year ended December 31, 2014, compared to $76.3 million for the year ended December 31, 2013, an increase of $22.8 million. For 2014, $104.6 million of favorable development related to our Chaucer segment was partially offset by $5.5 million of unfavorable development related to our domestic operations. For the year ended December 31, 2013, $94.6 million of favorable development related to our Chaucer segment was partially offset by $18.3 million of unfavorable development related to our domestic operations.

Net premiums written grew by $257.4 million for the year ended December 31, 2014, compared to the year ended December 31, 2013, and net premiums earned grew by $259.8 million. Chaucer accounted for $113.9 million of the net premiums written increase and $183.9 million of the net premiums earned increase, primarily due to growth in the casualty and marine lines, the increase in Chaucer’s economic interests in Syndicate 1084 to 100% in 2014, from 98% in 2013, and the favorable impact of foreign exchange movements. Additionally, growth in our Commercial Lines resulting from rate increases, increased retention and targeted new business expansion, was partially offset by a decrease in our Personal Lines net premiums written.

2013 Compared to 2012

Operating income before interest expense and income taxes was $393.4 million for the year ended December 31, 2013, compared to $75.1 million for the year ended December 31, 2012, an increase of $318.3 million reflecting improvements in each of our insurance segments. This increase in operating income was primarily due to lower catastrophe and non-catastrophe related losses and higher favorable development.

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

Net premiums written grew by $184.3 million for the year ended December 31, 2013, compared to the year ended December 31, 2012, and net premiums earned grew by $211.4 million. Chaucer accounted for $127.0 million of the net premiums written increase and $71.1 million of the net premiums earned increase, primarily due to the increase in Chaucer’s economic interests in Syndicate 1084 to 98% in 2013, from 84% in 2012. Additionally, growth in our core commercial businesses, resulting from rate increases, strong retention and targeted new business expansion, was partially offset by a decrease in our Personal Lines net premiums written.

PRODUCTION AND UNDERWRITING RESULTS

The following table summarizes premiums written on a gross and net basis, net premiums earned and loss, LAE, expense and combined ratios for the Commercial Lines, Personal Lines and Chaucer segments. Loss, LAE, catastrophe loss and combined ratios shown below include prior year reserve development. These items are not meaningful for our Other segment.

	YEAR ENDED DECEMBER 31, 2014
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$2,442.5	$2,155.9	$2,081.4	4.2	63.1	37.1	100.2
Personal Lines	1,517.3	1,422.8	1,407.1	7.6	69.6	28.1	97.7
Chaucer	1,505.6	1,231.4	1,221.8	2.4	51.9	38.1	90.0
Total	$5,465.4	$4,810.1	$4,710.3	4.7	62.2	34.7	96.9

	YEAR ENDED DECEMBER 31, 2013
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$2,295.9	$2,007.2	$1,958.4	2.0	62.4	38.0	100.4
Personal Lines	1,531.6	1,428.0	1,454.2	4.6	68.8	27.9	96.7
Chaucer	1,374.2	1,117.5	1,037.9	3.3	51.8	37.8	89.6
Total	$5,201.7	$4,552.7	$4,450.5	3.1	62.0	34.7	96.7

	YEAR ENDED DECEMBER 31, 2012
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$2,182.4	$1,902.0	$1,811.5	10.7	74.5	37.7	112.2
Personal Lines	1,611.7	1,475.6	1,459.9	9.2	76.5	27.3	103.8
Chaucer	1,409.8	990.5	966.8	4.3	52.4	37.9	90.3
Total	$5,203.9	$4,368.1	$4,238.2	8.7	70.2	34.2	104.4

The following table summarizes net premiums written, and loss and LAE and catastrophe loss ratios by line of business for the Commercial Lines and Personal Lines segments. Loss and LAE and catastrophe loss ratios include prior year reserve development.

	YEAR ENDED DECEMBER 31, 2014
(dollars in millions)	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios
Commercial Lines:
Commercial multiple peril	$705.1	62.2	10.4
Commercial automobile	302.6	76.6	0.4
Workers' compensation	247.8	68.0	-
Other commercial	900.4	57.7	1.8
Total Commercial Lines	2,155.9	63.1	4.2
Personal Lines:
Personal automobile	884.1	72.5	1.0
Homeowners	499.0	67.1	19.5
Other personal	39.7	38.3	2.5
Total Personal Lines	1,422.8	69.6	7.6
Total	$3,578.7	65.8	5.6

	YEAR ENDED DECEMBER 31, 2013
(dollars in millions)	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios
Commercial Lines:
Commercial multiple peril	$651.7	57.4	4.6
Commercial automobile	304.7	74.4	0.2
Workers' compensation	229.6	62.1	-
Other commercial	821.2	62.1	1.1
Total Commercial Lines	2,007.2	62.4	2.0
Personal Lines:
Personal automobile	890.3	75.9	0.4
Homeowners	496.7	58.0	12.0
Other personal	41.0	43.7	5.0
Total Personal Lines	1,428.0	68.8	4.6
Total	$3,435.2	65.1	3.1

	YEAR ENDED DECEMBER 31, 2012
(dollars in millions)	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios
Commercial Lines:
Commercial multiple peril	$612.9	72.9	19.2
Commercial automobile	276.5	79.0	3.7
Workers' compensation	201.4	69.9	-
Other commercial	811.2	75.2	9.3
Total Commercial Lines	1,902.0	74.5	10.7
Personal Lines:
Personal automobile	922.7	79.6	2.3
Homeowners	510.2	73.3	21.8
Other personal	42.7	48.4	7.7
Total Personal Lines	1,475.6	76.5	9.2
Total	$3,377.6	75.4	10.0

The following table summarizes premiums written on a gross and net basis and net premiums earned by line of business for the Chaucer segment.

	YEAR ENDED DECEMBER 31, 2014
(in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Chaucer:
Marine and aviation	$374.6	$304.8	$284.1
U.K. motor	319.1	297.7	305.9
Energy	247.2	173.0	200.0
Property	245.4	179.2	187.6
Casualty and other	319.3	276.7	244.2
Total Chaucer	$1,505.6	$1,231.4	$1,221.8

	YEAR ENDED DECEMBER 31, 2013
(in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Chaucer:
Marine and aviation	$348.0	$277.1	$250.0
U.K. motor	319.4	300.5	284.2
Energy	233.3	174.2	169.6
Property	254.6	191.9	183.6
Casualty and other	218.9	173.8	150.5
Total Chaucer	$1,374.2	$1,117.5	$1,037.9

	YEAR ENDED DECEMBER 31, 2012
(in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Chaucer:
Marine and aviation	$338.9	$234.3	$227.2
U.K. motor	311.6	259.8	247.0
Energy	303.8	195.1	181.8
Property	248.6	161.3	180.9
Casualty and other	206.9	140.0	129.9
Total Chaucer	$1,409.8	$990.5	$966.8

The following table summarizes GAAP underwriting results for the Commercial Lines, Personal Lines, Chaucer and Other segments and reconciles it to operating income.

	YEAR ENDED DECEMBER 31, 2014
(in millions)	Commercial Lines	Personal Lines	Chaucer	Other	Total
Underwriting profit (loss), excluding prior year
reserve development and catastrophes	$88.7	$123.4	$46.7	$(1.7)	$257.1
Prior year favorable (unfavorable) loss and LAE reserve
development	(9.2)	5.1	104.6	(1.4)	99.1
Pre-tax catastrophe effect	(87.8)	(106.4)	(28.8)	-	(223.0)
Underwriting profit (loss)	(8.3)	22.1	122.5	(3.1)	133.2
Net investment income	149.4	71.9	44.2	4.8	270.3
Fees and other income	8.2	12.0	13.7	3.0	36.9
Other operating expenses	(9.4)	(7.0)	(2.8)	(15.0)	(34.2)
Operating income (loss) before interest expense and
income taxes	$139.9	$99.0	$177.6	$(10.3)	$406.2

	YEAR ENDED DECEMBER 31, 2013
(in millions)	Commercial Lines	Personal Lines	Chaucer	Other	Total
Underwriting profit (loss), excluding prior year
reserve development and catastrophes	$31.0	$118.2	$47.5	$(2.1)	$194.6
Prior year favorable (unfavorable) loss and LAE reserve
development	(3.3)	(13.7)	94.6	(1.3)	76.3
Pre-tax catastrophe effect	(38.7)	(66.9)	(34.4)	-	(140.0)
Underwriting profit (loss)	(11.0)	37.6	107.7	(3.4)	130.9
Net investment income	143.5	75.8	42.7	7.0	269.0
Fees and other income	7.6	12.5	17.6	3.0	40.7
Other operating expenses	(7.7)	(7.3)	(17.6)	(14.6)	(47.2)
Operating income (loss) before interest expense and
income taxes	$132.4	$118.6	$150.4	$(8.0)	$393.4

	YEAR ENDED DECEMBER 31, 2012
(in millions)	Commercial Lines	Personal Lines	Chaucer	Other	Total
Underwriting profit (loss), excluding prior year
reserve development and catastrophes	$(1.8)	$94.0	$62.6	$(2.2)	$152.6
Prior year favorable (unfavorable) loss and LAE reserve
development	(29.0)	(26.5)	72.6	(1.3)	15.8
Pre-tax catastrophe effect	(193.4)	(134.8)	(41.7)	-	(369.9)
Underwriting profit (loss)	(224.2)	(67.3)	93.5	(3.5)	(201.5)
Net investment income	142.4	86.5	40.2	7.2	276.3
Fees and other income	12.3	13.6	23.0	9.3	58.2
Other operating expenses	(10.8)	(7.3)	(19.9)	(19.9)	(57.9)
Operating income (loss) before interest expense and
income taxes	$(80.3)	$25.5	$136.8	$(6.9)	$75.1

2014 Compared to 2013

Commercial Lines

Commercial Lines net premiums written were $2,155.9 million for the year ended December 31, 2014, compared to $2,007.2 million for the year ended December 31, 2013. This $148.7 million increase was primarily driven by rate increases, increased retention, and targeted new business expansion, partially offset by exposure and portfolio management actions that focus on reducing volatility from weather-related events and driving profit improvement.

Commercial Lines underwriting loss for the year ended December 31, 2014 was $8.3 million, compared to an underwriting loss of $11.0 million for the year ended December 31, 2013, a change of $2.7 million. Catastrophe related losses for the year ended December 31, 2014 were $87.8 million, compared to $38.7 million for the year ended December 31, 2013, an increase of $49.1 million. Unfavorable development on prior years’ loss reserves for the year ended December 31, 2014 was $9.2 million compared to $3.3 million for the year ended December 31, 2013, an increase of $5.9 million.

Commercial Lines current accident year underwriting profit, excluding catastrophes, was $88.7 million for the year ended December 31, 2014, compared to $31.0 million for the year ended December 31, 2013. This $57.7 million improvement was primarily due to lower losses in our surety, commercial multiple peril, inland marine, and specialty property lines. In addition, results benefited from growth in earned premium and underwriting expense efficiencies.

Pricing in Commercial Lines continued to be favorable in 2014 as we and the industry reacted to reduced investment income as a result of low interest rates, elevated loss trends in commercial automobile liability lines, recent weather-related losses, and other factors. We are continuing efforts to improve our underwriting results, including through increased rates; however, our ability to increase Commercial Lines net premiums written while maintaining or improving underwriting results may be affected by price competition and the challenging economic environment. Also, in the past several years, weather-related catastrophe and non-catastrophe losses have been in excess of longer term averages. We continue to monitor these trends and consider them in our rate actions.

Personal Lines

Personal Lines net premiums written were $1,422.8 million for the year ended December 31, 2014, compared to $1,428.0 million for the year ended December 31, 2013, a decrease of $5.2 million. The primary factors contributing to this decrease were our continued property-focused exposure management actions and actions to improve underwriting results in all lines of business. These decreases were partially offset by higher rates in both our homeowners and personal automobile lines, and increased new business volume.

Net premiums written in the personal automobile line of business for the year ended December 31, 2014 were $884.1 million compared to $890.3 million for the year ended December 31, 2013, a decrease of $6.2 million. This decrease was primarily due to a decline in policies in force of 3.5%, primarily from ongoing exposure management actions and actions to improve underwriting results, partially offset by rate increases. Net premiums written in the homeowners line of business for the year ended December 31, 2014 were $499.0 million, compared to $496.7 million for the year ended December 31, 2013, an increase of $2.3 million.  This is primarily due to rate increases, partially offset by decline in policies in force of 5.3%, principally as a result of the aforementioned exposure management actions.

Personal Lines underwriting profit for the year ended December 31, 2014 was $22.1 million, compared to $37.6 million for the year ended December 31, 2013, a decrease of $15.5 million. Catastrophe losses for the year ended December 31, 2014 were $106.4 million, compared to $66.9 million for the year ended December 31, 2013, an increase of $39.5 million. Favorable development on prior years’ loss reserves for the year ended December 31, 2014 was $5.1 million, compared to unfavorable development of $13.7 million for the year ended December 31, 2013, a change of $18.8 million, primarily in the personal automobile line.

Personal Lines current accident year underwriting profit, excluding catastrophes, was $123.4 million in the year ended December 31, 2014, compared to $118.2 million for the year ended December 31, 2013. This $5.2 million increase was attributable to more favorable loss experience due to rate and underwriting actions, partially offset by higher non-catastrophe weather-related losses in the homeowners line.

Although we have been able to obtain rate increases in our Personal Lines markets and believe that our ability to obtain these increases will continue, our ability to maintain Personal Lines net premiums written and to maintain and improve underwriting results may be affected by price competition, recent years’ weather-related losses, our exposure management actions, and regulatory and legal developments. We monitor these trends and consider them in our rate actions.

Chaucer

Chaucer’s net premiums written were $1,231.4 million for the year ended December 31, 2014, compared to $1,117.5 million for the year ended December 31, 2013, an increase of $113.9 million, or 10.2%. This growth was principally related to the casualty line, primarily due to expanded underwriting capabilities, growth in the marine line, the aforementioned increase in Chaucer’s economic interests in Syndicate 1084, and the favorable impact of foreign exchange rate movements.

Chaucer’s underwriting profit for the year ended December 31, 2014 was $122.5 million, compared to $107.7 million for the year ended December 31, 2013, an improvement of $14.8 million. These improved results were primarily due to higher earned premiums, favorable development on prior years’ loss reserves, and lower catastrophe losses, partially offset by lower current accident year underwriting results. Favorable development on prior years’ loss reserves for the year ended December 31, 2014 was $104.6 million, compared to $94.6 million for the year ended December 31, 2013, a change of $10.0 million. Catastrophe losses for the year ended December 31, 2014 were $28.8 million, compared to $34.4 million for the year ended December 31, 2013, a decrease of $5.6 million. Higher current year non-catastrophe losses in our U.K. motor, and marine and aviation lines were partially offset by lower losses in our property line.

We continue to experience significant competition across the international insurance industry. Current pricing conditions in marine, energy and property continue to be affected by a continued absence of major industry losses,  by new capital from a variety of sources and high levels of competition. Within casualty markets, after several years of rate decreases as a result of low loss activity and excess capacity, we expect modest rate increases for certain classes of business. U.K. motor rates were flat after three years of decline following significant increases in 2010 and 2011. We will seek rate increases for this business in 2015. There can be no assurance that we will be able to maintain adequate rates in light of economic and regulatory conditions in our markets.

Other

Other operating losses were $10.3 million for the year ended December 31, 2014, compared to $8.0 million for the year ended December 31, 2013. The $2.3 million increased loss is primarily due to lower net investment income in our holding company.

2013 Compared to 2012

Commercial Lines

Commercial Lines net premiums written were $2,007.2 million for the year ended December 31, 2013, compared to $1,902.0 million for the year ended December 31, 2012. This $105.2 million increase was primarily driven by rate increases, strong retention, and targeted new business expansion in our core commercial businesses, partially offset by exposure management actions that focus on reducing volatility from weather-related events and driving profit improvement.

Commercial Lines underwriting loss for the year ended December 31, 2013 was $11.0 million, compared to $224.2 million for the year ended December 31, 2012, a decrease of $213.2 million. This improvement reflected decreased catastrophe losses and lower unfavorable development on prior years’ loss reserves. Catastrophe related losses for the year ended December 31, 2013 were $38.7 million, compared to $193.4 million for the year ended December 31, 2012, a decrease of $154.7 million. Catastrophe losses in 2012 included $124.8 million of pre-tax losses related to Superstorm Sandy. Unfavorable development on prior years’ loss reserves for the year ended December 31, 2013 was $3.3 million, compared to unfavorable development of $29.0 million for the year ended December 31, 2012, a decrease of $25.7 million.

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

Personal Lines

Personal Lines net premiums written were $1,428.0 million for the year ended December 31, 2013, compared to $1,475.6 million for the year ended December 31, 2012, a decrease of $47.6 million. The primary factors contributing to this decrease were our continued property-focused exposure management actions and actions to improve underwriting results in all lines of business. These decreases were partially offset by higher rates in both our homeowners and personal automobile lines.

Net premiums written in the personal automobile line of business for the year ended December 31, 2013 were $890.3 million compared to $922.7 million for the year ended December 31, 2012, a decrease of $32.4 million. This decrease was primarily due to a decline in policies in force of 11.0%, primarily from ongoing exposure management actions and actions to improve underwriting results. This reduction in policies in force was partially offset by rate increases. Net premiums written in the homeowners line of business for the year ended December 31, 2013 were $496.7 million compared to $510.2 million for the year ended December 31, 2012, a decrease of $13.5 million. This was attributable to a decline in policies in force of 11.7%, as a result of aforementioned exposure management actions, partially offset by rate increases.

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

Personal Lines current accident year underwriting profit, excluding catastrophes, was $118.2 million in the year ended December 31, 2013, compared to $94.0 million for the year ended December 31, 2012. This $24.2 million improvement in non-catastrophe current accident year results was primarily due to lower losses in our homeowners line.

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

Other

Other operating losses were $8.0 million for the year ended December 31, 2013, compared to $6.9 million for the year ended December 31, 2012. The $1.1 million increased loss was primarily due to higher employee retirement costs.

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

Management’s process for establishing loss reserves is a comprehensive process that involves input from multiple functions throughout our organization, including finance, actuarial, claims, legal, underwriting, distribution and business operations management. The process incorporates facts currently known and the current, and in some cases, the anticipated, state of the law and coverage litigation. Based on information currently available, we believe that the aggregate loss reserves at December 31, 2014 were adequate to cover claims for losses that had occurred as of that date, including both those known to us and those yet to be reported. However, as described below, there are significant uncertainties inherent in the loss reserving process. Our estimate of the ultimate liability for losses that had occurred as of December 31, 2014 is expected to change in future periods as we obtain further information, and such changes could have a material effect on our results of operations and financial condition.

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

The IBNR reserve includes a provision for claims that have occurred but have not yet been reported to us, some of which may not yet be known to the insured, as well as a provision for future development on reported claims. IBNR represents a significant proportion of our total net loss reserves, particularly for long-tail liability classes. In fact, approximately 48% of our aggregate net loss reserves at December 31, 2014 were for IBNR losses and loss expenses.

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

Given the inherent complexity of our loss reserve estimation process and the potential variability of the assumptions used, the actual emergence of losses will vary, perhaps substantially, from the estimate of losses included in our financial statements, particularly in those instances where settlements or other claim resolutions do not occur until well into the future. Our net loss reserves at December 31, 2014 were $4.5 billion. Therefore, a relatively small percentage change in the estimate of net loss reserves would have a material effect on our results of operations.

There is greater inherent uncertainty in estimating insurance reserves for certain types of property and casualty insurance lines, particularly liability lines, where a longer period of time may elapse before a definitive determination of ultimate liability and losses may be made. In addition, the technological, judicial, regulatory and political climates involving these types of claims are continuously evolving. There is also greater uncertainty in establishing reserves with respect to business that is new to us, particularly new business which is generated with respect to newly introduced product lines, by newly appointed agents or in geographies in which we have less experience in conducting business, such as the program business written by AIX Holdings, Inc. (“AIX”), Chaucer’s U.S. casualty treaty and international liability lines, our professional liability specialty lines, and business written in the western part of the United States. In some of these cases, there is less historical experience or knowledge and less data upon which we can rely. A combination of business that is both new to us and has longer development periods, provides even greater uncertainty in estimating insurance reserves. In our management and professional liability, we are modestly increasing, and expect to continue to increase, our exposure to longer-tailed liability lines, including directors and officers liability, errors and omissions liability and product liability coverages. The Chaucer business acquired in 2011 contains several international and U.S. liability lines, of which financial institution and professional liability, U.S. casualty treaty liability, international liability and energy liability, contribute the most uncertainty. A significant portion of Chaucer’s growth in 2014 was due to our expanded underwriting capabilities in our U.S. casualty treaty lines.

We regularly update our reserve estimates as new information becomes available and additional events occur which may impact the resolution of unsettled claims. Reserve adjustments are reflected in the results of operations as adjustments to losses and LAE. Often, these adjustments are recognized in periods subsequent to the period in which the underlying policy was written and the loss event occurred. When these types of subsequent adjustments affect prior years, they are described separately as “prior year reserve development”. Such development can be either favorable or unfavorable to our financial results and may vary by line of business. As discussed below, estimated loss and LAE reserves for claims occurring in prior years developed favorably by $99.1 million, $76.3 million, and $15.8 million for the years ended December 31, 2014, 2013, and 2012, respectively. However, we have experienced unfavorable development and there can be no assurance that current loss and LAE reserves will be sufficient.

We regularly review our reserving techniques, our overall reserving position and our reinsurance. Based on (i) our review of historical data, legislative enactments, judicial decisions, legal developments in impositions of damages and policy coverage, political attitudes and trends in general economic conditions, (ii) our review of per claim information, (iii) our historical loss experience and that of the industry, (iv) the nature of policies written by us, and (v) our internal estimates of required reserves, we believe that adequate provision has been made for loss reserves. However, establishment of appropriate reserves is an inherently uncertain process and there can be no certainty that current established reserves will prove adequate in light of subsequent actual experience. A significant change to the estimated reserves could have a material impact on our results of operations and financial position. An increase or decrease in reserve estimates would result in a corresponding decrease or increase in financial results. For example, each one percentage point change in the aggregate loss and LAE ratio resulting from a change in reserve estimation is currently projected to have an approximate $47 million impact on operating income, based on 2014 full year premiums.

The major causes of material uncertainty relating to ultimate losses and LAE (“risk factors”) generally vary for each line of business, as well as for each separately analyzed component of the line of business. In some cases, such risk factors are explicit assumptions of the estimation method and in others, they are implicit. For example, a method may explicitly assume that a certain percentage of claims will close each year, but will implicitly assume that the legal interpretation of existing contract language will remain unchanged. Actual results will likely vary from expectations for each of these assumptions, resulting in an ultimate claim liability that is different from that being estimated currently.

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

Loss and LAE Reserves by Line of Business

Reserving Process Overview

Our loss reserves include amounts related to short-tail and long-tail classes of business. “Tail” refers to the time period between the occurrence of a loss and the final settlement of the claim. The longer the time span between the incidence of a loss and the settlement of the claim (i.e. a longer tail), the more the ultimate settlement amount may likely vary from our original estimate.

Short-tail classes consist principally of automobile physical damage, homeowners property, commercial property and marine business. The Chaucer business, while having more longer-tail coverages than our traditional U.S. business, contains a substantial book of U.K. motor property damage, worldwide property insurance and reinsurance business, including certain high excess property layers, marine property, aviation property and energy property business which has relatively short development patterns. For these property coverages, claims are generally reported and settled shortly after the loss occurs because the claims relate to tangible property and are more likely to be discovered shortly after the loss occurs, and property losses are often more easily valued. Consequently, the estimation of loss reserves for these classes is generally less complex. However, this is less true for our Chaucer reinsurance business and high excess property layers where there is often a longer period of time between the date a claim is incurred and the date the claim is reported compared with our direct insurance operations. Therefore, the risk of delayed recognition of loss reserve development is higher for our assumed reinsurance and high excess property layers than for our direct insurance lines.

While we estimate that a majority of our written premium is in what we would characterize as shorter-tailed classes of business, most of our loss reserves relate to longer-tail liability classes of business. Long-tailed classes include commercial liability, automobile liability, workers’ compensation and other types of third party coverage. Chaucer’s longer-tailed lines include aviation liability, marine liability, energy liability, nuclear liability, U.K. motor medical and liability, U.S. casualty treaty liability, international liability, specialist liability, and financial institutions and professional liability. For many liability claims, significant periods of time, ranging up to several years or more, may elapse between the occurrence of the loss, the discovery and reporting of the loss to us and the settlement of the claim. As a result, loss experience in the more recent accident years for long-tailed liability coverage has limited statistical credibility because a relatively small proportion of losses in these accident years (the calendar years in which losses are incurred) are reported claims and an even smaller proportion are paid losses. Liability claims are also more susceptible to litigation and can be significantly affected by changing contract interpretations, the legal environment and the risk and expense of protracted litigation. Consequently, the estimation of loss reserves for these coverages is more complex and typically subject to a higher degree of variability and uncertainty compared to short-tailed coverages.

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

For events designated as catastrophes which affect our Chaucer business segment, we initially calculate IBNR reserves using a ground up exposure by exposure analysis based on each cedant or insured. These are supported by broker supplied information, catastrophe modeling and industry event estimates. As more specific claim level data becomes available over time for each catastrophe event, these initial estimates are revised and updated by looking at the paid and incurred claim development and by considering it in comparison to previous catastrophe loss events.

Reserving Sensitivity Analysis

The following discussion presents disclosure related to possible variation in net reserve estimates due to changes in key assumptions. This information is provided for illustrative purposes only. Many other assumptions may also lead to material reserve adjustments. If any such variations do occur, they would likely occur over a period of several years and therefore their impact on our results of operations would be recognized during the same periods. It is important to note, however, that there is the potential for future variations greater than the amounts described below and for any such variations to be recognized in a single quarterly or annual period. No consideration has been given to potential correlation or lack of correlation among key assumptions or among lines of business and coverage as described below. As a result and because there are so many other factors which affect our net reserve estimate, it would be inappropriate to take the amounts described below and simply add them together in an attempt to estimate volatility in total. While we believe these are reasonably likely scenarios, the reader should not consider the following sensitivity analysis as illustrative of a reserve range.

•

Personal and Commercial Automobile Bodily Injury – reserves recorded for bodily injury on U.S. voluntary business were $489.8 million as of December 31, 2014. A key assumption for bodily injury is the inflation rate underlying the estimated reserve. A five point change (e.g. 4% changed to 9% or -1%) in the embedded inflation rate would have changed estimated IBNR by approximately $58 million, either positive or negative, respectively, at December 31, 2014.

•

Personal Automobile Personal Injury Protection Medical Payment – reserves recorded for personal injury protection medical payment on U.S. voluntary business were $169.6 million as of December 31, 2014. A key assumption for this coverage is the inflation rate underlying the estimated reserve. Given the long reporting pattern for this line of business, an additional key assumption is the amount of additional development required to reach full maturity, thereby reflecting ultimate costs, as represented by the tail factor. A five point change in the embedded inflation rate and a one point change to the tail factor assumption (e.g. 1.02 changed to 1.01 or 1.03) would have changed estimated IBNR by approximately $26 million, either positive or negative, at December 31, 2014.

•

Workers’ Compensation – reserves recorded for workers’ compensation on U.S. voluntary business were $371.7 million as of December 31, 2014. A key assumption for workers’ compensation is the inflation rate underlying the estimated reserve. Given the long reporting pattern for this line of business, an additional key assumption is the amount of additional development required to reach full maturity, thereby reflecting ultimate costs, as represented by the tail factor. A five point change in the embedded inflation rate and a one point change to the tail factor assumption would have changed estimated IBNR by approximately $40 million, either positive or negative, at December 31, 2014.

•

Monoline and Multi-Peril General Liability – reserves recorded for general liability on U.S. voluntary business were $469.0 million as of December 31, 2014. A key assumption for general liability is the implied adequacy of the underlying case reserves. A ten point change in case adequacy (e.g. 10% deficiency changed to 0% or 20% deficiency) would have changed estimated IBNR by approximately $36 million, either positive or negative, at December 31, 2014.

•

Specialty Programs – reserves recorded (including allocated LAE) for the AIX Companies were $255.7 million as of December 31, 2014. Two key assumptions underlying the actuarial reserve analysis for specialty programs are the expected loss and allocated LAE ratio (“ELR”) and the tail factor selection. A ten point change to the ELR and a five point change in the tail factor on AIX would have changed estimated IBNR by approximately $25 million at December 31, 2014.

•

New classes of business – reserves recorded for new classes of Chaucer business (primarily within international liability, U.S. casualty treaty and engineering lines) were $245 million as of December 31, 2014. An increase in the ultimate loss ratio by 5%, 10% and 15% in the 2012 and prior, 2013, and 2014 years of account, respectively, on these classes would have increased estimated IBNR by approximately $50 million at December 31, 2014.

•

Casualty classes of business – reserves recorded for casualty classes of Chaucer business were $369 million as of December 31, 2014. An increase in the ultimate loss ratio of 2.5% across all classes and years of account would have increased estimated IBNR by approximately $31 million at December 31, 2014.

Carried Reserves and Reserve Rollforward

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses.

YEARS ENDED DECEMBER 31	2014	2013	2012
(in millions)
Gross loss and LAE reserves, beginning of year	$6,231.5	$6,197.0	$5,760.3
Reinsurance recoverable on unpaid losses	2,030.4	2,074.3	1,931.8
Net loss and LAE reserves, beginning of year	4,201.1	4,122.7	3,828.5
Net incurred losses and LAE in respect of losses occurring in:
Current year	3,026.6	2,837.4	2,990.2
Prior years	(99.1)	(76.3)	(15.8)
Total incurred losses and LAE	2,927.5	2,761.1	2,974.4
Net payments of losses and LAE in respect of losses occurring in:
Current year	1,328.7	1,213.5	1,317.6
Prior years	1,398.9	1,469.8	1,396.5
Total payments	2,727.6	2,683.3	2,714.1
Chaucer Flagstone Reinsurance commutation impact	85.7	-	-
Effect of foreign exchange rate changes	(78.0)	0.6	33.9
Net reserve for losses and LAE, end of year	4,408.7	4,201.1	4,122.7
Reinsurance recoverable on unpaid losses	1,983.0	2,030.4	2,074.3
Gross reserve for losses and LAE, end of year	$6,391.7	$6,231.5	$6,197.0

The table below summarizes the gross reserve for losses and LAE by line of business.

DECEMBER 31	2014	2013	2012
(in millions)
Commercial multiple peril	$661.5	$597.5	$629.7
Workers' compensation	615.2	596.1	571.8
Commercial automobile	307.8	297.9	269.7
AIX	342.9	337.5	321.6
Other	510.1	470.7	454.2
Total Commercial and Other	2,437.5	2,299.7	2,247.0
Personal automobile	1,407.0	1,413.1	1,400.7
Homeowners and other personal	121.4	137.2	141.3
Total Personal	1,528.4	1,550.3	1,542.0
Total Chaucer	2,425.8	2,381.5	2,408.0
Total loss and LAE reserves	$6,391.7	$6,231.5	$6,197.0

Other lines are primarily comprised of our general liability, umbrella, professional and management liability, marine, voluntary pools, surety, and healthcare lines. Included in the above table, primarily in other lines, are $60.6 million, $61.9 million and $60.5 million of asbestos and environmental reserves as of December 31, 2014, 2013 and 2012, respectively. Included in the Chaucer segment in the above table are $203.3 million, $230.6 million and $272.4 million of reserves as of December 31, 2014, 2013 and 2012, respectively, related to Chaucer’s financial and professional liability lines written in 2008 and prior period.

Prior Year Development

Loss and LAE reserves for claims occurring in prior years developed favorably by $99.1 million, $76.3 million and $15.8 million during the years ended December 31, 2014, 2013 and 2012, respectively. The 2014 activity by segment includes favorable development of $104.6 million for Chaucer, and $5.1 million in Personal Lines, partially offset by unfavorable development of $10.6 for Commercial Lines and Other. The 2013 activity by segment includes favorable development of $94.6 million for Chaucer, partially offset by unfavorable development of $18.3 million in our domestic operations, consisting of $3.3 million, $13.7 million and $1.3 million for Commercial Lines, Personal Lines and Other, respectively.

The primary drivers of reserve development for the year ended December 31, 2014 were as follows:

•	Lower than expected losses within Chaucer’s business as follows:
•	marine and aviation lines, primarily in the 2011 through 2013 accident years,
•	within casualty and other lines, specialist liability lines, primarily in the 2010 and 2013 accident years,
•	property line, primarily in the 2010 through 2013 accident years, and
•	favorable impact of foreign exchange rate movements on prior years’ loss reserves.
•	Lower than expected losses within our personal automobile line, primarily related to accident year 2013.
•	Lower than expected losses within our workers’ compensation line, primarily related to accident years 2007 through 2012.
•	Lower than expected losses within our commercial multiple peril line, primarily related to accident years 2012 and 2013.

Partially offsetting the favorable development discussed above was the following:

•	Higher than expected large losses within our commercial automobile coverages, which includes our AIX program business, primarily related to liability coverage in accident years 2009 through 2012.

The primary drivers of reserve development for the year ended December 31, 2013 were as follows:

•	Lower than expected losses within Chaucer’s business as follows:
•	energy line, primarily in the 2009 through 2012 accident years,
•	property line, primarily in the 2011 and 2012 accident years,
•	within casualty and other lines, specialist liability lines, primarily in the 2008 accident year,
•	marine and aviation line, primarily in the 2010 through 2012 accident years, and
•	favorable impact of foreign exchange rate movements on prior years’ loss reserves.
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

It is not possible to know whether the factors that affected loss reserves in the year ended December 31, 2014 will also occur in future periods. As discussed in detail in this Form 10-K, there are inherent uncertainties in estimating reserves for losses and LAE and we encourage you to read this Form 10-K for more information about our reserving process and the judgments, uncertainties and risks associated therewith.

Asbestos and Environmental Reserves

Although we attempt to limit our exposures to asbestos and environmental damage liability through specific policy exclusions, we have been and may continue to be subject to claims related to these exposures. Ending loss and LAE reserves for all direct business written by our property and casualty companies related to asbestos and environmental damage liability were $10.1 million, $11.5 million and $9.8 million, net of reinsurance of $21.4 million, $20.6 million, and $20.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Activity for our asbestos and environmental reserves was not significant to our 2014, 2013 or 2012 financial results. In recent years, average asbestos and environmental payments have declined modestly. As a result of our historical direct underwriting mix of Commercial Lines policies toward smaller and middle market risks, past asbestos and environmental damage liability loss experience has remained minimal in relation to our total loss and LAE incurred experience.

In addition, we have established gross loss and LAE reserves for assumed reinsurance pool business with asbestos and environmental damage liability of $29.1 million, $29.8 million and $30.3 million at December 31, 2014, 2013 and 2012, respectively. These reserves relate to pools in which we have terminated our participation; however, we continue to be subject to claims related to years in which we were a participant. Results of operations from these pools are included in our Other segment. A significant part of our pool reserves relates to our participation in the Excess and Casualty Reinsurance Association (“ECRA”) voluntary pool from 1950 to 1982. In 1982, the pool was dissolved and since that time, the business has been in run-off. Our percentage of the total pool liabilities varied from 1% to 6% during these years. Our participation in this pool has resulted in average paid losses of approximately $2 million annually over the past ten years.

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

Catastrophe reinsurance serves to protect us, as the ceding insurer, from significant losses arising from a single event including, among others, hurricanes, tornadoes and other windstorms, earthquakes, hail,  severe winter weather, fire, explosions, and terrorism. Although we believe our catastrophe reinsurance program, including our retention and co-participation amounts for 2015, are appropriate given our surplus level and the current reinsurance pricing environment, there can be no assurance that our reinsurance program will provide coverage levels that will prove adequate should we experience losses from one significant or several large catastrophes during 2015. Additionally, as a result of the current economic environment, as well as losses incurred by reinsurers in the past several years, the availability and pricing of appropriate reinsurance programs may be adversely affected in future renewal periods. We may not be able to pass these costs on to policyholders in the form of higher premiums or assessments.

See “Reinsurance” in Item 1 – Business of this Form 10-K for further information on our reinsurance programs.

INVESTMENTS

INVESTMENT RESULTS

Net investment income before taxes was $270.3 million, $269.0 million and $276.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. The increase in net investment income in 2014 compared to 2013 was primarily due to additional income resulting from the investment of higher operational cash flows, partially offset by the impact of lower new money yields. The decrease in net investment income in 2013 compared to 2012 was primarily due to the impact of lower new money yields. This decrease was partially offset by additional income resulting from our investments in higher yielding investment grade mortgage-backed securities and the investment of operational cash flows, lower investment expenses and the investment of cash balances into fixed maturities. Average pre-tax earned yields on fixed maturities were 3.71%, 3.95% and 4.26% for the years ended December 31, 2014, 2013 and 2012, respectively. We expect average investment yields to continue to decline as new money rates remain lower than embedded book yields.

INVESTMENT PORTFOLIO

We held cash and investment assets diversified across several asset classes, as follows:

DECEMBER 31	2014		2013
(dollars in millions)	Carrying value	% of Total Carrying Value	Carrying value	% of Total Carrying Value
Fixed maturities, at fair value	$7,378.1	85.6%	$6,970.6	86.3%
Equity securities, at fair value	580.8	6.7	430.2	5.3
Cash and cash equivalents	373.3	4.3	486.2	6.0
Other investments	291.4	3.4	192.5	2.4
Total cash and investments	$8,623.6	100.0%	$8,079.5	100.0%

CASH AND INVESTMENTS

Total cash and investments increased $544.1 million, or 6.7%, for the year ended December 31, 2014, of which fixed maturities increased $407.5 million, equity securities increased $150.6 million, other investments increased $98.9 million and cash and cash equivalents decreased $112.9 million. Fixed maturities increased primarily due to the investment of positive operational cash flows and market value appreciation, partially offset by the impact of lower foreign currency exchange rates on non-U.S. dollar denominated bonds. The increase in equity securities is primarily due to the purchase of equity index exchange traded funds and dividend yielding common stocks, and the increase in other invested assets includes our participations in commercial mortgage loan originations.  Cash and cash equivalents decreased due to funding net investments and financing activities, primarily the payment of external dividends and interest on our debt.

Our fixed maturity portfolio is comprised of corporate securities, taxable and tax-exempt municipal securities, residential mortgage-backed securities, commercial mortgage-backed securities, U.S. governmental securities, foreign government securities and asset-backed securities. Equity securities primarily consist of equity index exchange traded funds focused on developed and emerging markets and income-oriented large capitalization common stocks.

The following table provides information about the investment types of our fixed maturities portfolio:

DECEMBER 31	2014
(in millions)
Investment Type	Amortized Cost	Fair Value	Net Unrealized Gain	Change in Net Unrealized for the Year
U.S. Treasury and government agencies	$516.3	$520.4	$4.1	$15.0
Foreign government	349.4	354.0	4.6	4.1
Municipals:
Taxable	952.5	1,007.2	54.7	36.8
Tax exempt	127.1	130.8	3.7	3.3
Corporate	3,746.3	3,880.8	134.5	0.5
Asset-backed:
Residential mortgage-backed	770.4	789.1	18.7	12.7
Commercial mortgage-backed	516.7	527.8	11.1	5.4
Asset-backed	167.0	168.0	1.0	(0.8)
Total fixed maturities	$7,145.7	$7,378.1	$232.4	$77.0

Net unrealized gains on fixed maturities increased $77.0 million, or 49.5%, to a net unrealized gain of $232.4 million at December 31, 2014, compared to $155.4 million at December 31, 2013, primarily due to lower prevailing interest rates and tightening of credit spreads.

Amortized cost and fair value by rating category were as follows:

DECEMBER 31	2014				2013
(dollars in millions) NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost	Fair Value	% of Total Fair Value	Amortized Cost	Fair Value	% of Total Fair Value
1	Aaa/Aa/A	$5,197.8	$5,365.7	72.7%	$4,934.1	$5,009.7	71.9%
2	Baa	1,516.7	1,580.9	21.4	1,494.0	1,555.5	22.3
3	Ba	199.2	205.0	2.8	164.7	173.1	2.5
4	B	197.4	194.2	2.6	170.8	178.4	2.5
5	Caa and lower	30.1	27.7	0.4	44.1	46.0	0.7
6	In or near default	4.5	4.6	0.1	7.5	7.9	0.1
Total fixed maturities		$7,145.7	$7,378.1	100.0%	$6,815.2	$6,970.6	100.0%

Based on ratings by the National Association of Insurance Commissioners (“NAIC”), approximately 94% of the fixed maturity portfolio consisted of investment grade securities at December 31, 2014 and December 31, 2013. The quality of our fixed maturity portfolio remains strong based on ratings, capital structure position, support through guarantees, underlying security, issuer diversification and yield curve position.

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

Other investments consisted primarily of overseas deposits, participations in commercial mortgage loan obligations and limited partnerships. Overseas deposits are U.S. dollar and foreign denominated investments maintained in overseas funds and managed exclusively by Lloyd’s. These funds are required in order to protect policyholders in overseas markets and enable Chaucer to operate in those markets. Access to those funds is restricted and we have no control over the investment strategy. Commercial mortgage loan participations represent our interest in commercial mortgage loans originated by a third party. We share, on a pro-rata basis, in all related cash flows of the underlying mortgage loans, which are investment-grade quality and diversified by geographic area and property type.

Although we expect to invest new funds primarily in investment grade fixed maturities, we have invested, and expect to continue to invest, a portion of funds in common equity securities and below investment grade fixed maturities and other assets.

OTHER-THAN-TEMPORARY IMPAIRMENTS

For the years ended December 31, 2014, 2013 and 2012 we recognized in earnings $5.5 million, $6.0 million, and $7.8 million, of other-than-temporary impairments (“OTTI”) on debt and equity securities, respectively. In 2014, OTTI on debt securities consisted of $3.8 million of municipal securities and $1.7 million on corporate securities in the industrial sector, all of which we intended to sell.

UNREALIZED LOSSES

The following table provides information about our fixed maturities and equity securities that were in an unrealized loss position including the length of time the securities have been in an unrealized loss position. (See also Note 3 - “Investments” in the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K).

DECEMBER 31	2014		2013
(in millions)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Fixed maturities:
Investment grade:
12 months or less	$9.2	$696.8	$64.7	$2,102.4
Greater than 12 months	20.5	691.7	21.9	203.7
Total investment grade fixed maturities	29.7	1,388.5	86.6	2,306.1
Below investment grade:
12 months or less	12.2	114.9	3.0	73.9
Greater than 12 months	2.5	28.3	1.9	22.9
Total below investment grade fixed maturities	14.7	143.2	4.9	96.8
Equity securities:
12 months or less	2.2	130.2	2.8	45.2
Greater than 12 months	0.4	3.9	0.4	0.7
Total equity securities	2.6	134.1	3.2	45.9
Total	$47.0	$1,665.8	$94.7	$2,448.8

Gross unrealized losses on fixed maturities and equity securities decreased $47.7 million compared to December 31, 2013, primarily attributable to lower prevailing interest rates and tightening of credit spreads. At December 31, 2014, gross unrealized losses consisted primarily of $31.8 million of corporate fixed maturities, $4.0 million in municipal securities, $3.5 million of U.S. Treasury and government agency securities and $3.0 million of residential mortgage-backed securities.

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

The following table sets forth gross unrealized losses for fixed maturities by maturity period and for equity securities at December 31, 2014 and 2013. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers.

DECEMBER 31	2014	2013
(in millions)
Due in one year or less	$1.9	$0.5
Due after one year through five years	7.0	8.4
Due after five years through ten years	20.6	36.6
Due after ten years	10.4	26.9
	39.9	72.4
Mortgage-backed and asset-backed securities	4.5	19.1
Total fixed maturities	44.4	91.5
Equity securities	2.6	3.2
Total fixed maturities and equity securities	$47.0	$94.7

The carrying values of fixed maturity securities on non-accrual status at December 31, 2014 and 2013 were not material. The effects of non-accruals compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities, were reductions in net investment income of $2.1 million, $2.3 million and $2.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. Any defaults in the fixed maturities portfolio in future periods may negatively affect investment income.

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

Monetary policies in the developed economies, particularly in the United States, Europe and Japan, are supportive of moderate economic growth, while fiscal policies are more divergent and subject to change. During 2014 in the United States, the Federal Reserve (the “Fed”) ceased its $85 billion of monthly bond purchases, known as quantitative easing. The Fed is expected to continue to provide forward guidance to keep rates relatively stable even as the economy strengthens. Geopolitical risks and equity market volatility can also impact the movement of U.S. Treasury interest rates.

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

We did not use derivative instruments in 2014 or 2013. In 2012, we realized a loss of $5.1 million on futures contracts relating to the release of tax capital loss carryforwards. Additionally, we recognized a gain of $0.7 million on a foreign currency forward used to mitigate changes in fair value caused by foreign currency fluctuation in converting U.K. pound sterling denominated securities into their U.S. dollar denominated equivalent.

OTHER ITEMS

Net income also included the following items:

	YEARS ENDED DECEMBER 31,
(in millions)
2014	Commercial Lines	Personal Lines	Chaucer	Other	Discontinued Operations	Total
Net realized investment gains (losses)	$20.7	$10.0	$20.8	$(1.4)	$-	$50.1
Loss from settlement of pension obligation	(4.8)	(2.2)	-	(5.1)	-	(12.1)
Net loss from repayment of debt	-	-	-	(0.1)	-	(0.1)
Other non-operating items	(0.9)	(0.3)	0.3	-	-	(0.9)
Discontinued operations, net of tax	-	-	-	-	(0.3)	(0.3)

2013
Net realized investment gains (losses)	$21.3	$12.2	$0.1	$(0.1)	$-	$33.5
Net loss from repayment of debt	(5.2)	(2.6)	-	(19.9)	-	(27.7)
Loss from disposal of real estate	(0.9)	(3.8)	-	-	-	(4.7)
Other non-operating items	-	-	-	(0.1)	-	(0.1)
Discontinued operations, net of taxes	-	-	-	-	5.3	5.3

2012
Net realized investment gains	$12.5	$7.1	$1.5	$2.5	$-	$23.6
Net loss from repayment of debt	-	-	(5.1)	-	-	(5.1)
Other non-operating items	-	-	-	(3.0)	-	(3.0)
Discontinued operations, net of taxes	-	-	-	-	9.8	9.8

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

Net realized gains on investments were $50.1 million, $33.5 million, and $23.6 million for 2014, 2013, and 2012, respectively. Net realized gains in 2014 were primarily due to $55.4 million of gains recognized from the sale of equity securities and to a lesser extent, fixed maturities, partially offset by $5.5 million of OTTI losses. Net realized gains in 2013 were primarily due to $41.3 million of gains recognized from the sale of equities and fixed maturities, partially offset by $6.0 million of OTTI losses. Net realized gains in 2012 were primarily due to $31.8 million of gains recognized from the sale of equities and fixed maturities, partially offset by $7.8 million of OTTI losses.

During 2014, we provided eligible former employees with a one-time choice of electing to receive a lump-sum settlement of their remaining qualified defined pension benefit. Including this voluntary lump-sum program, we settled $55.1 million of our pension obligations with an equal amount paid from plan assets. As a result, we recorded settlement losses of $10.8 million, reflecting the accelerated recognition of unamortized losses in the plan proportionate to the obligation that was settled. Additionally, we terminated a small qualified plan resulting in accelerating recognition of unamortized losses of $1.3 million.

In 2013, through several transactions, we repurchased senior debentures with a net carrying value of $73.8 million at a cost of $93.7 million, resulting in a loss of $19.9 million. Additionally in 2013, we repaid $46.3 million of our FHLBB advances plus prepayment fees of $7.8 million for a total payment of $54.1 million. In 2012, we repurchased $65.4 million of our subordinated unsecured notes related to Chaucer at a par value. These notes had a carrying value of $60.3 million, resulting in a net loss of $5.1 million on the repurchases. In addition, we repurchased $7.0 million of capital securities related to AIX at par value.

In 2013, we consolidated our operations in Howell, Michigan from two buildings into one building. This resulted in a plan to relocate the employees and pursue the sale of one of the buildings. During the fourth quarter of 2014 the building was sold. In 2013, we recognized a loss of $4.7 million in conjunction with the plan to dispose of the building. This was included in other operating expenses in the Consolidated Statements of Income during that year.

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

The following table illustrates the estimated impact on the fair value of our fixed maturity portfolio at December 31, 2014 of hypothetical changes in prevailing interest rates, defined as changes in interest rates on U.S. Treasury debt. It does not reflect changes in credit spreads, liquidity spreads and other factors that affect the value of securities. Since changes in prevailing interest rates are often accompanied by changes in these other factors, the reader should not assume that an actual change in interest rates would result in the values illustrated.

(dollars in millions)
INVESTMENT TYPE	+300bp	+200bp	+100bp	0	-100bp	-200bp	-300bp
Residential mortgage-backed securities	$695	$725	$755	$790	$820	$830	$830
Municipal securities	975	1,025	1,080	1,140	1,195	1,240	1,245
All other fixed income securities	4,850	5,040	5,240	5,450	5,655	5,800	5,815
Total	$6,520	$6,790	$7,075	$7,380	$7,670	$7,870	$7,890

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

The following tables for the years ended December 31, 2014 and 2013 provide information about financial instruments that are sensitive to changes in interest rates. The tables present principal cash flows and related weighted average interest rates by expected maturities. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers. Mortgage-backed and asset-backed securities are included in the category representing their expected maturity. Available-for-sale securities include both U.S. and foreign-denominated fixed maturities. Additionally, we have assumed available-for-sale securities are similar enough to aggregate those securities for presentation purposes. Specifically, variable rate available-for-sale securities comprise an immaterial portion of the portfolio and do not have a significant impact on weighted average interest rates. Therefore, the variable rate investments are not presented separately; instead they are included in the tables at their current interest rate. Debt is presented at contractual maturities.

DECEMBER 31, 2014	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value 12/31/14
(dollars in millions)
Rate Sensitive Assets:
Available-for-sale
securities	$665.7	$805.2	$692.8	$713.0	$806.4	$3,430.0	$7,113.1	$7,378.1
Average interest rate	3.22%	4.00%	3.80%	3.61%	3.99%	4.00%	3.87%
Mortgage and other
loans	$-	$0.3	$1.4	$-	$-	$93.2	$94.9	$99.3
Average interest rate	-	8.04%	7.61%	-	-	3.80%	3.87%
Rate Sensitive Liabilities:
Debt	$-	$-	$-	$-	$-	$903.5	$903.5	$1,021.7
Average interest rate	-	-	-	-	-	6.70%	6.70%

DECEMBER 31, 2013	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value 12/31/13
(dollars in millions)
Rate Sensitive Assets:
Available-for-sale
securities	$663.6	$768.9	$843.3	$670.6	$607.5	$3,248.6	$6,802.5	$6,970.6
Average interest rate	3.68%	3.83%	4.25%	4.04%	3.75%	4.17%	4.04%
Rate Sensitive Liabilities:
Debt	$-	$-	$-	$-	$-	$903.9	$903.9	$961.7
Average interest rate	-	-	-	-	-	6.70%	6.70%

EQUITY PRICE RISK

Our equity securities portfolio is exposed to equity price risk arising from potential volatility in equity market prices. Portfolio characteristics are analyzed regularly and price risk is actively managed through a variety of techniques. A hypothetical increase or decrease of 10% in the market price of our equity securities would have resulted in an increase or decrease in the fair value of the equity securities portfolio of approximately $58 million at December 31, 2014 and approximately $43 million at December 31, 2013.

FOREIGN CURRENCY EXCHANGE RISK

Chaucer has exposure to foreign currency risk, most notably in insurance contracts and invested assets. Some of the insurance contracts provide that ultimate losses may be payable in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. Thus, Chaucer attempts to manage foreign currency risk by seeking to match liabilities under insurance and reinsurance policies that are payable in foreign currencies with cash and investments that are denominated in such currencies. We may also utilize foreign currency forward contracts as part of our investment strategy. The principal currency creating foreign exchange risk for us is the U.K. pound sterling, and to a lesser extent, the Euro, Canadian dollar, Australian dollar and Swiss franc. A hypothetical 10% reduction in the value of foreign denominated investments would be expected to produce a loss in fair value of approximately $102 million at December 31, 2014 and approximately $112 million at December 31, 2013.

DISCONTINUED OPERATIONS

Discontinued operations primarily consist of our former life insurance businesses which were sold prior to 2009, and our discontinued accident and health business.

Our former life insurance businesses include indemnity obligations for which we have established reserves.

Discontinued operations for the years ended December 31, 2014 and 2013 resulted in losses of $0.3 million and gains of $5.3 million, respectively, net of tax. The 2013 benefit associated with our former life insurance businesses was primarily due to an insurance settlement related to a class action lawsuit.

In addition, discontinued operations for the year ended December 31, 2012 included a net gain from the sale of our third party administration subsidiary, Citizens Management, Inc. (“CMI”), which was completed on April 30, 2012. CMI provided third party workers’ compensation and disability program administration services (such as claims administration, loss prevention and medical cost containment and in-house excess workers’ compensation coverage) to public entities, self–insured employers and group programs. This sale resulted in a net gain of $10.8 million after taxes.

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

The provision for income taxes from continuing operations was an expense of $95.7 million in 2014 and $83.4 million in 2013, compared to a benefit of $17.4 million in 2012. These amounts resulted in consolidated effective tax rates of 25.3% on pre-tax income for 2014 and 2013, and a benefit of 60.6% on pre-tax income for 2012. These provisions reflect benefits related to tax planning strategies implemented in prior years of $16.2 million, $17.5 million and $14.3 million in 2014, 2013 and 2012, respectively. The provision for 2014 also included a benefit related to the reduction of a valuation allowance of $2.9 million, and a $6.9 million benefit related to foreign exchange loss deductions on our 2013 and 2014 U.S. tax returns. Additionally, the provision in 2012 reflects a decrease in our valuation allowance related to capital loss carryforwards of $7.7 million. Absent these benefits, the provision for income taxes for 2014, 2013, and 2012 would have been expenses of $121.7 million or 32.2%, $100.9 million, or 30.7%, and $4.6 million, or 16.0%, respectively. This increase in the 2014 effective tax rate is primarily due to a modest decrease in the proportion of our income from foreign operations not subject to U.S. taxes and thus taxed at the lower U.K. rate. The increase in the 2013 effective tax rate is primarily due to higher underwriting income.

The income tax provision on operating income was an expense of $108.3 million for 2014, compared to an expense of $100.9 million for 2013 and a benefit of $1.9 million for 2012. These provisions resulted in effective tax rates for operating income of 31.8%, 30.8% and a benefit of 14.4% in 2014, 2013 and 2012, respectively. The increase in the 2014 effective tax rate is primarily due to a modest decrease in the proportion of our income from foreign operations not subject to U.S. taxes and thus taxed at the lower U.K. rate. The tax benefit in 2012 is primarily due to income from foreign operations not subject to U.S. tax and to lower domestic underwriting income.

Included in our deferred tax asset as of December 31, 2014 is an asset of $29.1 million related to operating loss carryforwards. Our pre-tax operating loss is a qualified deficit of $81.9 million generated in the U.K. and has no expiration date. It is our opinion that the U.K. operations will generate sufficient future taxable income to utilize these loss carryforwards. Our estimate of the amount and likely realization of loss carryforwards may change over time.

Included in our deferred tax net asset as of December 31, 2014 are assets of $110.0 million related to alternative minimum tax (“AMT”) credit carryforwards and $15.8 million related to foreign tax credit carryforwards. We may utilize these credits to offset future taxable income. The result of their utilization will be a lower current tax rate offset by a higher deferred tax provision, and also lower cash expenditures for federal income taxes during the utilization period. There is no expiration on AMT credit carryforwards and our foreign tax credit carryforwards will expire beginning in 2022. It is our opinion that there will be sufficient future U.S. and U.K. taxable income to utilize these tax credit carryforwards. Our estimate of the amount and likely realization of tax credit carryforwards may change over time.

During 2014, we released the valuation allowance related to our deferred tax assets of $2.9 million recorded in 2013. The write off of this valuation allowance resulted from appreciation in our investment portfolio. We recorded the decrease in our valuation allowance of $2.9 million as an adjustment to income tax expense.

In prior years, we completed several transactions which resulted in the realization, for tax purposes only, of unrealized gains in our investment portfolio. We realized $69.6 million in 2012 as a result of such transactions. These transactions enabled us to realize capital loss carryforwards to offset these gains, and resulted in the release of the valuation allowance we held against the deferred tax asset related to these capital loss carryforwards. In 2012, we released $24.4 million of our valuation allowance which was recorded as a benefit in accumulated other comprehensive income. During 2014, 2013 and 2012, we recognized in income from continuing operations, related to non-operating income, $16.2 million, $17.5 million and $14.3 million, respectively. The remaining amount of $91.5 million in accumulated other comprehensive income will be released into income from continuing operations in future years, as the investment securities subject to these transactions are sold or mature.

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

The IRS audits of the years 2007 through 2010 were settled in 2014 with no material impact to our financial position or results of operations.

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

PENSION BENEFIT OBLIGATIONS

General

We currently have a U.S. qualified defined benefit plan, a defined benefit pension plan for our international subsidiary, Chaucer, and several smaller non–qualified benefit plans. In order to measure the liabilities and expense associated with these plans, we must make various estimates and key assumptions, including discount rates used to value liabilities, assumed rates of return on plan assets, employee turnover rates and anticipated mortality rates. Additionally, our Chaucer pension plan also must take into consideration inflation rates, specifically related to participant salary increases. These estimates and assumptions are reviewed at least annually and are based on our historical experience, as well as current facts and circumstances. In addition, we use outside actuaries to assist in measuring the expenses and liabilities associated with our defined benefit pension plans.

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

Expenses related to these plans are generally calculated based upon information available at the beginning of the plan year. Our pre-tax expense related to our defined benefit plans was $10.3 million and $12.6 million for 2014 and 2013, respectively.

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

As of December 31, 2014 and 2013, we determined our discount rate utilizing an independent yield curve which provides for a portfolio of high quality bonds that are expected to match the cash flows of our pension plan. Bond information used in the yield curve included only those rated Aa or better as of December 31, 2014 and 2013, respectively, and had been rated by at least two well-known rating agencies. At December 31, 2014, based upon our qualified plan liabilities and cash flows in relation to this discount curve, we decreased our discount rate to 4.375%, from 5.00% at December 31, 2013.

For the years ended December 31, 2014 and 2013, the expected rate of return on our qualified plan assets was 5.50% and 5.25%, respectively. The increase reflects improvements in the fixed maturities markets in general. Actual returns of the plan investments generated approximately $59 million of gains and $3 million of losses during 2014 and 2013, respectively, as compared to expected returns of approximately $28 million and $30 million, respectively. The plan assets consisted of 85% fixed maturities and 15% equities at December 31, 2014.

Mortality assumptions for the participants in our pension plan are a significant estimate in measuring the expected payments a participant may receive over their lifetime.  During 2014, the Society of Actuaries released a series of updated mortality tables resulting from their recent studies measuring mortality rates for various groups of individuals. The updated mortality tables, released in 2014, reflect improved trends in longevity and therefore have the effect of increasing the estimate of benefits to be received by plan participants, as well as the amount of expense that will be recognized.  In determining the most appropriate mortality assumptions for our U.S. qualified defined benefit pensions at December 31, 2014, we considered the updated mortality tables issued by the Society of Actuaries, coupled with other mortality information available from the Social Security Administration and our outside actuaries that we believe is more closely aligned with our industry and participant mix to develop assumptions that we believe are most representative of the various characteristics of our participant populations. The use of these updated mortality assumptions increased the benefit obligation for our U.S. qualified defined benefit pension plan by approximately $23 million at December 31, 2014.

In 2014, actuarial losses of approximately $53 million primarily resulting from the decrease in the discount rate from the prior year and the aforementioned change in mortality assumptions, were partially offset by investment gains of approximately $31 million. Actuarial gains of approximately $37 million experienced in 2013 primarily resulted from the increase in the discount rate from 2012,  and were partially offset by investment losses of approximately $33 million. The net loss in 2014 of $21.8 million and the net gain in 2013 of $4.2 million are reflected as decreases and increases, respectively, to accumulated other comprehensive income. The change in these actuarial gains and losses is amortized into earnings in future years. In 2014 and 2013, amortization of actuarial losses from prior years was $10.6 million and $12.9 million, respectively. In 2014, we also accelerated recognition of actuarial losses of $10.8 million resulting from the settlement of pension obligations related to a voluntary settlement program.

Given the positive effect of our actual investment experience in 2014 and our voluntary settlement program, and taking into consideration the decrease in discount rates for 2015 and the new mortality tables, U.S. pension related expenses are expected to increase slightly from $8 million in 2014 to approximately $8.5 million in 2015.

Holding all other assumptions constant, sensitivity to changes in our key assumptions related to our U.S. qualified defined benefit pension plan is as follows:

Discount Rate – A 25 basis point increase in the discount rate would decrease our pension expense in 2015 by $1.5 million and decrease our projected benefit obligation by $12.1 million. A 25 basis point reduction in the discount rate would increase our pension expense by $1.5 million and increase our projected benefit obligation by $12.6 million.

Expected Return on Plan Assets – A 25 basis point increase or decrease in the expected return on plan assets would decrease or increase our pension expense in 2015 by $1.2 million.

Chaucer Pension Plan

Prior to 2002, Chaucer provided defined benefit pension retirement benefits to certain of its employees. As of December 31, 2001, the defined benefit section of the pension plan was closed to new members. The defined benefit obligation for this plan is based on the employees’ years of service and final pensionable salary.

As of December 31, 2014 and 2013, we determined the discount rate utilizing an independent yield curve which provides for a portfolio of high quality bonds that are expected to match the cash flows of the Chaucer plan. At December 31, 2014, based upon Chaucer’s plan liabilities and cash flows in relation to these yield curves, we decreased the discount rate to 3.75% from 4.50% at December 31, 2013.

For the years ended December 31, 2014 and 2013, the expected rate of return on plan assets was 6.55% and 6.70%, respectively. The composition of Chaucer’s plan assets are 57% equities, 32% fixed maturities, and 11% real estate funds at December 31, 2014. Actual returns of the plan investments generated approximately $15 million and $17 million of gains during the years ended December 31, 2014 and 2013, respectively, as compared to expected returns of approximately $8 million and $6 million, respectively.

Actuarial losses in 2014 resulting from decreases in the discount rate from the prior year were partially offset by benefits from the investment gains experienced during the year, resulting in net actuarial losses for the Chaucer plan of approximately $5.9 million. The benefits from the investment gains experienced in 2013 were partially offset by decreases in the discount rate from the prior year, resulting in net actuarial gains for the Chaucer plan of approximately $7.5 million in 2013. These losses and gains are reflected as decreases and increases to our accumulated other comprehensive income in 2014 and 2013, respectively. This balance is amortized into earnings in future periods. Given the effect of our actual investment experience in 2014, expected rates of return on investments in 2015 and taking into consideration the decrease in discount rates, pension related benefits for the Chaucer plan are expected to decrease slightly from a benefit of $0.9 million to a benefit of $0.6 million in 2015 (using the December 31, 2014 GBP to U.S. dollar conversion rate of 1.56).

Holding all other assumptions constant (using the December 31, 2014 GBP to U.S. dollar conversion rate of 1.56), sensitivity to changes in our key assumptions related to our Chaucer pension plan is as follows:

Discount Rate – A 25 basis point increase in the discount rate would decrease our pension expense in 2015 by $0.1 million and decrease our projected benefit obligation by $8.1 million. A 25 basis point reduction in the discount rate would increase our pension expense by $0.6 million and increase our projected benefit obligation by $8.7 million.

Expected Return on Plan Assets – A 25 basis point increase or decrease in the expected return on plan assets would decrease or increase our pension expense in 2015 by $ 0.3 million.

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

The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods under the tax law in the applicable tax jurisdiction. Consideration is given to available positive and negative evidence, including reversals of deferred tax liabilities, projected future taxable income in each tax jurisdiction, tax planning strategies and recent financial operations. Valuation allowances are established if, based on the weight of available information, it is more likely than not that all or some portion of the deferred tax assets will not be realized. The determination of the valuation allowance for our deferred tax assets requires management to make certain judgments and assumptions. Our judgments and assumptions are subject to change given the inherent uncertainty in predicting future performance and specific industry and investment market conditions. Changes in valuation allowances are generally reflected in income tax expense or as an adjustment to other comprehensive income depending on the nature of the item for which the valuation allowance is being recorded.

The following are the components of our deferred tax assets and liabilities as of December 31, 2014.  There were no valuation allowances required as of December 31, 2014.

DEFERRED TAX ASSETS (LIABILITIES)	Amount
(in millions)
Tax attributes
Tax credit carryforwards	$125.8
Operating loss carryforwards	29.1
154.9
Other
Loss, LAE and unearned premium reserves, net	175.9
Deferred acquisition costs	(129.6)
Employee benefit plans	45.7
Investments, net	(44.4)
Software capitalization	(27.3)
Deferred Lloyd's underwriting income	(54.0)
Other, net	10.0
(23.7)
Total	$131.2

We have $110.0 million of alternative minimum tax credit carryforwards and $15.8 million of foreign tax credit carryforwards. The alternative minimum tax credit carryforwards have no expiration date and may be used to offset regular federal income taxes due from future income. The foreign tax credit carryforwards will expire beginning in 2022 and may be used to offset federal income taxes due from future foreign sourced income. In addition, we have operating loss carryforwards from our Chaucer segment, which have no expiration date. Based on our projection of future economic conditions, taxable income, reversals of existing taxable temporary liabilities, and our strategic tax planning strategies, we believe that these tax credit carryforwards and operating loss carryforwards will be fully realized.

STATUTORY SURPLUS OF U.S. INSURANCE SUBSIDIARIES

The following table reflects statutory surplus for our U.S. insurance subsidiaries:

DECEMBER 31	2014	2013
(in millions)
Total Statutory Capital and Surplus - U.S. Insurance Subsidiaries	$2,057.1	$1,834.3

The statutory capital and surplus for our U.S. insurance subsidiaries increased $222.8 million during 2014, primarily due to operating results and increases from unrealized and realized gains on investments.

The NAIC prescribes an annual calculation regarding risk based capital (“RBC”). RBC ratios for regulatory purposes, as described in the glossary, are expressed as a percentage of the capital required to be above the Authorized Control Level (the “Regulatory Scale”); however, in the insurance industry, RBC ratios are widely expressed as a percentage of the Company Action Level. The following table reflects the Company Action Level, the Authorized Control Level and RBC ratios for Hanover Insurance (which includes Citizens and other U.S. insurance subsidiaries), as of December 31, 2014 and 2013, expressed both on the Industry Scale (Total Adjusted Capital divided by the Company Action Level) and Regulatory Scale (Total Adjusted Capital divided by Authorized Control Level):

(dollars in millions) DECEMBER 31, 2014	Company Action Level	Authorized Control Level	RBC Ratio Industry Scale	RBC Ratio Regulatory Scale
The Hanover Insurance Company	$749.2	$374.6	273%	547%

DECEMBER 31, 2013
The Hanover Insurance Company	$709.1	$354.5	257%	515%

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

We have the following securities, assets and letters of credit pledged to Lloyd’s to satisfy these capital requirements at December 31, 2014. At December 31, 2014, we are in compliance with the capital requirements. We expect to be able to meet these capital requirements in the future.

DECEMBER 31, 2014
(in millions)
Letters of credit	$202.5
Fixed maturities, at fair value	450.1
Cash and cash equivalents	2.4
Total securities, assets and letters of credit pledged to Lloyd's	$655.0

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of our ability to generate sufficient cash flows to meet the cash requirements of business operations. As a holding company, our primary ongoing source of cash is dividends from our insurance subsidiaries. However, dividend payments to us by our U.S. insurance subsidiaries are subject to limitations imposed by regulators, such as prior notice periods and the requirement that dividends in excess of a specified percentage of statutory surplus or prior year’s statutory earnings receive prior approval (so called “extraordinary dividends”). No dividends were paid to the holding company by Hanover Insurance in 2014, 2013 or 2012.

Dividend payments to the holding company by Chaucer are regulated by U.K. law. Dividends from Chaucer are dependent on dividends from its subsidiaries. Annual dividend payments from Chaucer are limited to retained earnings that are not restricted by capital and other requirements for business at Lloyd’s. Also, Chaucer must provide advance notice to the U.K.’s Prudential Regulation Authority (“PRA”) of certain proposed dividends or other payments from PRA regulated entities. Chaucer paid $68.7 million and $13.9 million in dividends during 2014 and 2013, respectively, to the holding company. No dividends were paid by Chaucer to the holding company in 2012.

In connection with an intercompany borrowing arrangement between Chaucer and the holding company, interest on a $300 million note is paid by Chaucer on a quarterly basis to the holding company. This interest may be deferred at the election of the holding company. If deferred, the interest is added to the principal. Chaucer paid $22.5 million and $28.1 million of interest during 2014 and 2013, respectively.

At December 31, 2014, THG, as a holding company, held approximately $119.7 million of fixed maturities and cash. We believe our holding company assets will be sufficient to meet our 2015 obligations, which consist primarily of dividends to our shareholders (as and to the extent declared), the interest on our senior and subordinated debentures, certain costs associated with benefits due to our former life employees and agents, and, to the extent required, payments related to indemnification of liabilities associated with the sale of various subsidiaries. We do not expect that it will be necessary to dividend additional funds from our insurance subsidiaries in order to fund 2015 holding company obligations; however, we may decide to do so.

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

Net cash provided by operating activities was $564.7 million during 2014, as compared to $383.9 million in 2013 and $408.2 million in 2012. The $180.8 million change in 2014 compared to 2013 primarily resulted from increased premium collections during 2014, partially offset by a slight increase in claims payments. Additionally, in 2013 we made a payment related to the settlement of our life insurance postretirement benefit obligation which did not recur in 2014. The $24.3 million decrease in 2013 compared to 2012 is primarily due to the timing of reimbursements made to Lloyd’s related to claim payments made on our behalf, partially offset by lower claims payments in 2013.

Net cash used in investing activities was $600.7 million during 2014, as compared to $358.7 million during 2013 and $562.8 million in 2012. During 2014 and 2013, cash used in investing activities primarily related to net purchases of fixed maturities, equity securities, and other investments. During 2012, cash used was primarily related to net purchases of fixed maturities as we invested cash from Chaucer and net investments in equity securities. Cash used to purchase investments was partially offset by cash received from the sale of a building. See Note 3 – “Investments” in the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K.

Net cash used in financing activities was $71.7 million during 2014, as compared to, $105.5 million during 2013 and $133.4 million in 2012. During 2014, cash used in financing activities primarily resulted from the payment of dividends to shareholders and the repurchase of common stock, partially offset by cash inflows related to the exercise of employee stock options. During 2013, cash used in financing activities primarily resulted from the repayment of approximately $121 million of debt, repurchases of common stock and the payment of dividends to shareholders, partially offset by the proceeds from the issuance, on March 20, 2013, of $175.0 million of unsecured subordinated debentures. During 2012, cash used in financing activities primarily resulted from the repayment of $72.4 million of debt, the payment of dividends to shareholders, and repurchases of our common stock, partially offset by the proceeds from FHLBB debt borrowings.

Dividends to common shareholders are subject to quarterly board approval and declaration. During 2014, as declared by the Board, we paid three quarterly dividends of $0.37 per share and one quarterly dividend of $0.41 per share to our shareholders totaling $67.0 million. We believe that our holding company assets are sufficient to provide for future shareholder dividends should the Board of Directors declare them.

We expect to continue to generate sufficient positive operating cash to meet all short-term and long-term cash requirements relating to current operations, including the funding of our qualified defined benefit pension plan and the Chaucer pension plan. Based upon the current estimate of liabilities and certain assumptions regarding investment returns and other factors, our qualified defined benefit pension plans and Chaucer pension plan collectively have plan liabilities in excess of plan assets by approximately $31 million. The ultimate payment amounts for our benefit plans are based on several assumptions, including but not limited to, the rate of return on plan assets, the discount rate for benefit obligations, mortality experience, interest crediting rates, inflation and the ultimate valuation and determination of benefit obligations. Since differences between actual plan experience and our assumptions are almost certain, changes both positive and negative to our current funding status and ultimately our obligations in future periods are likely.

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

Since October 2007 and through December 2014, our Board of Directors has authorized aggregate repurchases of our common stock of up to $600 million. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. During 2014, we repurchased approximately 0.3 million shares of our common stock at a cost of $20.4 million.

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

We have a $200.0 million credit agreement which expires in November 2018, with an option to increase the facility to $300.0 million assuming no default and satisfaction of certain other conditions. The agreement also includes a $50 million sub-facility for standby letters of credit that can be used for general corporate purposes.  Borrowings, if any, under the agreement are unsecured and incur interest at a rate per annum equal to, the higher of (a) the prime commercial lending rate of the administrative agent, (b) the Federal Funds Rate plus half of a percent, or (c) the one month Adjusted LIBOR plus one percent and any applicable margin. The agreement contains financial covenants including, but not limited to, maintaining at least a certain level of consolidated equity, maximum consolidated leverage ratios and requires certain of our subsidiaries to maintain a minimum RBC ratio. We had no borrowings under this agreement during 2013 and 2014.

Membership in the FHLBB provides us with access to additional liquidity based on our stock holdings and pledged collateral. At December 31, 2014, we had additional borrowing capacity of $33.7 million. There were no borrowings outstanding under this agreement at December 31, 2014.

We also have a Standby Letter of Credit Facility (the “Amended Facility Agreement”) not to exceed £130.0 million (or $202.5 million) outstanding at any one time, with the option to increase the amount available for issuances of letters of credit to £195.0 million (or $303.8 million) in the aggregate on one occasion only during the term of the Amended Facility Agreement (subject to the consent of all lenders and assuming no default and satisfaction of other specified conditions). Amounts in U.S. dollars were converted based on the foreign currency exchange rate of 1.56 at December 31, 2014. Prior to the amendment, we had a Standby Letter of Credit Facility Agreement in place not to exceed $180.0 million outstanding at any one time, with a similar option to increase the amount available for issuances of letters of credit to $270.0 million. The amended agreement provides certain covenants including, but not limited to, the syndicates’ financial condition which were also in place prior to the amendment of the agreement. The Amended Facility Agreement provides regulatory capital supporting Chaucer’s underwriting activities for the 2014 and 2015 years of account and each prior open year of account and is generally renewed biennially to support new underwriting years. We may, from time to time, collateralize a portion of the outstanding letter of credit. A letter of credit commission fee on outstanding letters of credit and a commitment fee in respect of the utilized commitments under the Amended Facility Agreement are both payable quarterly. Chaucer is also required to pay customary agency fees. We paid $4.1 million and $2.7 million related to such fees in 2014 and 2013, respectively.

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

At December 31, 2014, we were in compliance with the covenants of the aforementioned debt agreements.

CONTRACTUAL OBLIGATIONS

Financing obligations generally include repayment of our senior debentures, subordinated debentures, borrowings from the FHLBB, and operating lease payments. The following table represents our annual payments related to the contractual principal and interest payments of these financing obligations as of December 31, 2014 and operating lease payments reflect expected cash payments based upon lease terms. In addition, we also have included our estimated payments related to our loss and LAE obligations and our current expectation of payments to be made to support the obligations of our benefit plans. The following table also includes commitments to purchase investment securities at a future date. Actual payments may differ from the contractual and/or estimated payments in the table.

DECEMBER 31, 2014	Maturity less than 1 year	Maturity 1-3 years	Maturity 4-5 years	Maturity in excess of 5 years	Total
(in millions)
Debt (1)	$-	$-	$-	$903.5	$903.5
Interest associated with debt (1)	63.9	127.8	124.5	546.2	862.4
Operating lease commitments (2)	17.3	25.8	18.1	1.5	62.7
Qualified defined benefit pension plan funding obligations (3)	1.3	2.6	2.6	6.4	12.9
Non-qualified defined benefit pension and post-retirement
benefit obligation (4)	5.7	9.7	8.9	19.7	44.0
Investment commitments (5)	33.6	32.0	17.9	-	83.5
Loss and LAE obligations (6)	2,048.8	2,064.3	865.7	1,412.9	6,391.7
(1)

Debt includes our senior debentures due in 2025, which pay annual interest at a rate of 7 5/8%, our senior debentures due in 2020, which pay annual interest at a rate of 7.50%, our senior debentures due in 2021, which pay annual interest at a rate of 6.375%, our subordinated debentures due in 2053, which pay annual interest at a rate of 6.35%, and our subordinated debentures due in 2027, which pay cumulative dividends at an annual rate of 8.207%. Payments related to the principal amounts of these agreements represent contractual maturity; therefore, principal and interest associated with these obligations are reflected in the above table based upon the contractual maturity dates. In addition, we have $125.0 million of borrowings under a collateralized borrowing program with the FHLBB which pays interest monthly at a rate of 5.50% annually. Such borrowings are available for a twenty-year term or through September 25, 2029. Also, interest includes contractual interest related to the uncollateralized portion of our £130.0 million Standby Letter of Credit Facility.

(2)	Our U.S. and international subsidiaries are lessees with a number of operating leases.
(3)

Reflects funding associated with the Chaucer plan based upon its current funded status and estimated additional funding required to support future salary increases through 2024. We do not expect to make any significant contributions to our U.S. qualified plan in order to meet our minimum funding requirements. However, additional contributions may be required in the future to both plans based on the level of pension assets and liabilities in future periods.

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

(4)

Non-qualified defined benefit pension and postretirement benefit obligations reflect estimated payments to be made through plan year 2024 for pension, postretirement and postemployment benefits. Estimates of these payments and the payment patterns are based upon historical experience.

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

Catastrophe – A severe loss, resulting from natural and manmade events, including, among others, hurricanes, tornadoes and other windstorms, earthquakes, hail, severe winter weather, fire, explosions, and terrorism.

Catastrophe loss – Loss and directly identified loss adjustment expenses from catastrophes. The Insurance Services Office (“ISO”) Property Claim Services (“PCS”) defines a catastrophe loss as an event that causes $25 million or more in U.S. industry insured property losses and affects a significant number of property and casualty policyholders and insurers. In addition to those catastrophe events declared by ISO, claims management also generally includes within the definition of a “catastrophe loss”, a property loss event that causes approximately $5m international business in the Chaucer segment, management utilizes a “catastrophe loss” definition that is substantially consistent with the ISO definition framework.

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

Current accident year results – A non-GAAP measure of the estimated earnings impact of current premiums offset by estimated loss experience and expenses for the current accident year. This measure includes the estimated increase in revenue associated with higher prices (premiums), including those caused by price inflation and changes in exposure, partially offset by higher volume driven expenses and inflation of loss costs. Volume driven expenses include acquisition costs such as commissions paid to agents, which are typically based on a percentage of premium dollars.

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

Economic interest– The share of syndicate underwriting capacity supported by capital from Chaucer Holdings Limited.

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

Ratios: (1)

Catastrophe loss ratio –The ratio of catastrophe losses incurred to premiums earned.

Combined ratio – This ratio is the GAAP equivalent of the statutory ratio that is widely used as a benchmark for determining an insurer’s underwriting performance. A ratio below 100% generally indicates profitable underwriting prior to the consideration of investment income. A combined ratio over 100% generally indicates unprofitable underwriting prior to the consideration of investment income. The combined ratio is the sum of the loss and loss adjustment expense ratio and the expense ratio.

Expense Ratio – The ratio of underwriting expenses (including the amortization of deferred acquisition costs), less premium installment fee income and premium charge offs, to premiums earned for a given period.

Loss and Loss adjustment expense (“LAE”) ratio – The ratio of loss and loss adjustment expenses to earned premiums for a given period.

Loss ratio – The ratio of losses to premiums earned for a given period.

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

•

The Authorized Control Level authorizes the commissioner of the state of domicile to take whatever regulatory actions are considered necessary to protect the best interest of the policyholders and creditors of the insurer.

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

Statutory accounting practices – Recording transactions and preparing financial statements in accordance with the rules and procedures prescribed or permitted by insurance regulatory authorities including the NAIC, which in general reflect a liquidating, rather than going concern, concept of accounting.

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

Underwriting expenses – Expenses incurred in connection with the acquisition, pricing and administration of a policy or contract, and other insurance company expenses unrelated to claims handling or investments.

Unearned premiums – The portion of a premium representing the unexpired amount of the contract term as of a certain date.

Written premium – The premium assessed for the entire coverage period of an insurance policy or contract without regard to how much of the premium has been earned. See also earned premium. Net written premium is written premium net of reinsurance.

(1) Ratios may not be comparable to similarly titled measures of other companies.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Hanover Insurance Group, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of The Hanover Insurance Group, Inc. and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, MA

February 23, 2015

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31	2014	2013	2012
(in millions, except per share data)
Revenues
Premiums	$4,710.3	$4,450.5	$4,239.1
Net investment income	270.3	269.0	276.6
Net realized investment gains (losses):
Net realized gains from sales and other	55.6	39.5	31.4
Net other–than–temporary impairment losses on investments recognized
in earnings	(5.5)	(6.0)	(7.8)
Total net realized investment gains	50.1	33.5	23.6
Fees and other income	36.9	40.7	51.4
Total revenues	5,067.6	4,793.7	4,590.7

Losses and expenses
Losses and loss adjustment expenses	2,927.5	2,761.1	2,974.4
Amortization of deferred acquisition costs	1,040.0	971.0	938.1
Interest expense	65.2	65.3	61.9
Other operating expenses	656.9	667.2	587.6
Total losses and expenses	4,689.6	4,464.6	4,562.0
Income before income taxes	378.0	329.1	28.7
Income tax expense (benefit):
Current	27.1	8.6	18.4
Deferred	68.6	74.8	(35.8)
Total income tax expense (benefit)	95.7	83.4	(17.4)
Income from continuing operations	282.3	245.7	46.1
Net (loss) gain from discontinued operations (net of income tax (benefit)
expense of $(0.1), $4.1 and $(0.5) in 2014, 2013 and 2012)	(0.3)	5.3	9.8
Net income	$282.0	$251.0	$55.9

Earnings per common share:
Basic:
Income from continuing operations	$6.41	$5.58	$1.03
Net (loss) gain from discontinued operations	-	0.12	0.22
Net income per share	$6.41	$5.70	$1.25
Weighted average shares outstanding	44.0	44.1	44.7

Diluted:
Income from continuing operations	$6.29	$5.47	$1.02
Net (loss) gain from discontinued operations	(0.01)	0.12	0.21
Net income per share	$6.28	$5.59	$1.23
Weighted average shares outstanding	44.9	44.9	45.3

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31	2014	2013	2012
(in millions)
Net income	$282.0	$251.0	$55.9
Other comprehensive income (loss), net of tax:
Available-for-sale securities and derivative instruments:
Net appreciation (depreciation) during the period	40.0	(167.3)	109.4
Change in other-than-temporary impairment losses recognized in other
comprehensive income	1.6	0.6	7.9
Total available-for-sale securities and derivative instruments	41.6	(166.7)	117.3
Pension and postretirement benefits:
Net actuarial (loss) gain arising in the period	(22.6)	10.8	(15.9)
Amortization recognized as net benefit and postretirement cost	14.4	9.7	6.1
Total pension and postretirement benefits	(8.2)	20.5	(9.8)
Cumulative foreign currency translation adjustment:
Amount recognized as cumulative foreign currency translation during the
period	(4.6)	(2.0)	7.9
Total other comprehensive income (loss), net of tax	28.8	(148.2)	115.4
Comprehensive income	$310.8	$102.8	$171.3
The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31	2014	2013
(in millions, except share data)
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $7,145.7 and $6,815.2)	$7,378.1	$6,970.6
Equity securities, at fair value (cost of $506.6 and $366.5)	580.8	430.2
Other investments	291.4	192.5
Total investments	8,250.3	7,593.3
Cash and cash equivalents	373.3	486.2
Accrued investment income	66.9	68.0
Premiums and accounts receivable, net	1,360.9	1,324.6
Reinsurance recoverable on paid and unpaid losses and unearned premiums	2,268.2	2,335.0
Deferred acquisition costs	525.7	506.0
Deferred income taxes	131.2	239.7
Goodwill	184.6	184.9
Other assets	486.6	526.1
Assets of discontinued operations	112.0	114.9
Total assets	$13,759.7	$13,378.7
Liabilities
Loss and loss adjustment expense reserves	$6,391.7	$6,231.5
Unearned premiums	2,583.9	2,515.8
Expenses and taxes payable	695.4	637.2
Reinsurance premiums payable	226.8	374.7
Debt	903.5	903.9
Liabilities of discontinued operations	114.4	121.1
Total liabilities	10,915.7	10,784.2
Commitments and contingencies
Shareholders’ Equity
Preferred stock, par value $0.01 per share; 20.0 million shares authorized; none issued	-	-
Common stock, par value $0.01 per share; 300.0 million shares authorized; 60.5 million shares
issued	0.6	0.6
Additional paid-in capital	1,830.7	1,830.1
Accumulated other comprehensive income	206.4	177.6
Retained earnings	1,558.7	1,349.1
Treasury stock at cost (16.6 and 16.8 million shares)	(752.4)	(762.9)
Total shareholders’ equity	2,844.0	2,594.5
Total liabilities and shareholders’ equity	$13,759.7	$13,378.7

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31	2014	2013	2012
(in millions)
Preferred Stock
Balance at beginning and end of year	$-	$-	$-
Common Stock
Balance at beginning and end of year	0.6	0.6	0.6
Additional Paid-in Capital
Balance at beginning of year	1,830.1	1,787.1	1,784.8
Employee and director stock-based awards and other	0.6	43.0	2.3
Balance at end of year	1,830.7	1,830.1	1,787.1
Accumulated Other Comprehensive Income (Loss), net of tax
Net Unrealized Appreciation (Depreciation) on Investments and
Derivative Instruments:
Balance at beginning of year	259.3	426.0	308.7
Net appreciation (depreciation) on available-for-sale securities and derivative
instruments	41.6	(166.7)	117.3
Balance at end of year	300.9	259.3	426.0
Defined Benefit Pension and Postretirement Plans:
Balance at beginning of year	(76.1)	(96.6)	(86.8)
Net actuarial (loss) gain arising in the period	(22.6)	10.8	(15.9)
Net amount recognized as net periodic benefit cost	14.4	9.7	6.1
Balance at end of year	(84.3)	(76.1)	(96.6)
Cumulative Foreign Currency Translation Adjustment:
Balance at beginning of year	(5.6)	(3.6)	(11.5)
Amount recognized as cumulative foreign currency translation during the year	(4.6)	(2.0)	7.9
Balance at end of year	(10.2)	(5.6)	(3.6)
Total accumulated other comprehensive income	206.4	177.6	325.8
Retained Earnings
Balance at beginning of year	1,349.1	1,211.6	1,211.3
Net income	282.0	251.0	55.9
Dividends to shareholders	(67.0)	(60.0)	(55.1)
Stock-based compensation	(5.4)	(53.5)	(0.5)
Balance at end of year	1,558.7	1,349.1	1,211.6
Treasury Stock
Balance at beginning of year	(762.9)	(729.7)	(723.1)
Shares purchased at cost	(20.4)	(78.2)	(20.0)
Net shares reissued at cost under employee stock-based compensation plans	30.9	45.0	13.4
Balance at end of year	(752.4)	(762.9)	(729.7)
Total shareholders’ equity	$2,844.0	$2,594.5	$2,595.4

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31	2014	2013	2012
(in millions)
Cash Flows From Operating Activities
Net income	$282.0	$251.0	$55.9
Adjustments to reconcile net income to net cash provided by operating activities:
Net loss from repurchase of debt	0.1	19.9	5.1
Net realized investment gains	(50.2)	(33.5)	(22.8)
Gain on sale of Citizens Management, Inc.	-	-	(10.8)
Net amortization and depreciation	33.5	35.0	35.6
Stock-based compensation expense	15.1	12.4	12.8
Amortization of defined benefit plan costs	22.1	14.9	9.3
Deferred income taxes expense (benefit)	68.6	74.9	(35.5)
Change in deferred acquisition costs	(19.6)	(16.3)	(30.8)
Change in premiums receivable, net of reinsurance premiums payable	(184.1)	(107.4)	(53.3)
Change in loss, loss adjustment expense and unearned premium reserves	256.3	65.9	598.3
Change in reinsurance recoverable	115.9	148.8	(230.7)
Change in expenses and taxes payable	12.5	(62.9)	87.6
Other, net	12.5	(18.8)	(12.5)
Net cash provided by operating activities	564.7	383.9	408.2
Cash Flows From Investing Activities
Proceeds from disposals and maturities of fixed maturities	1,323.1	1,394.3	1,684.8
Proceeds from disposals of equity securities and other investments	175.2	217.8	218.2
Purchase of fixed maturities	(1,710.1)	(1,698.8)	(2,170.4)
Purchase of equity securities and other investments	(379.7)	(249.1)	(274.9)
Capital expenditures	(11.2)	(22.9)	(21.3)
Other investing activities	2.0	-	0.8
Net cash used in investing activities	(600.7)	(358.7)	(562.8)
Cash Flows From Financing Activities
Proceeds from exercise of employee stock options	12.6	25.0	2.6
Proceeds from debt borrowings, net	-	168.6	7.4
Change in cash collateral related to securities lending program	7.4	(15.9)	5.2
Dividends paid to shareholders	(67.0)	(60.0)	(55.1)
Repurchases of debt	(0.7)	(139.9)	(73.1)
Repurchases of common stock	(20.4)	(78.2)	(20.0)
Other financing activities	(3.6)	(5.1)	(0.4)
Net cash used in financing activities	(71.7)	(105.5)	(133.4)
Effect of exchange rate changes on cash	(5.2)	1.6	32.1
Net change in cash and cash equivalents	(112.9)	(78.7)	(255.9)
Net change in cash related to discontinued operations	-	0.1	0.3
Cash and cash equivalents, beginning of year	486.2	564.8	820.4
Cash and cash equivalents, end of year	$373.3	$486.2	$564.8
Supplemental Cash Flow Information
Interest payments	$64.1	$66.1	$62.7
Income tax net payments (refunds)	$8.4	$9.5	$(5.5)

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Basis of Presentation and Principles of Consolidation

The consolidated financial statements of The Hanover Insurance Group, Inc. (“THG” or the “Company”), include the accounts of The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America (“Citizens”), THG’s principal U.S. domiciled property and casualty companies; Chaucer Holdings Limited (“Chaucer”), a specialist insurance underwriting group which operates through the Society and Corporation of Lloyd’s (“Lloyd’s”); and certain other insurance and non-insurance subsidiaries. These legal entities conduct their operations through several business segments discussed in Note 14 – “Segment Information”. The consolidated financial statements also include the Company’s discontinued operations, consisting primarily of the Company’s former life insurance businesses, and its accident and health business. All intercompany accounts and transactions have been eliminated. During 2013, the Company increased additional paid-in capital and decreased retained earnings by $34 million to correct the classification of amounts relating to stock-based compensation in prior periods. This reclassification within shareholders’ equity had no impact on net income, assets, liabilities or total shareholders’ equity of the Company.

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

Participations in commercial mortgage loan originations (“mortgage participations”) and other mortgage loans, included in other investments in the Consolidated Balance Sheets, are stated at unpaid principal balances, net of reserves. Interest income is accrued on the unpaid principal balances at the loans’ contractual interest rates. Reserves on mortgage participations and other mortgage loans are established and are collectively evaluated based on losses expected by the Company for loans that may not be collectible in full. In establishing reserves, the Company considers, among other things, the estimated fair value of the underlying collateral.

Fixed maturities, mortgage participations and other loans that are delinquent are placed on non-accrual status, and thereafter interest income is recognized only when cash payments are received.

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

D. Other Investments

Other investments consist primarily of overseas deposits, mortgage participations and limited partnerships. Overseas deposits are investments maintained in overseas funds and managed exclusively by Lloyd’s. These funds are required in order to protect policyholders in overseas markets and enable the Company to operate in those markets. Overseas deposits are carried at fair value. Realized and unrealized gains and losses on overseas deposits, including the impact of foreign currency movements, are reflected in the income statement in the period the gain or loss was generated.

Mortgage participations represent interests in investment grade commercial mortgage loans originated and serviced by a third party of which the Company shares, on a pro-rata basis, in all related cash flows of the underlying mortgage loans. Due to certain reacquisition rights retained by the third party in the loan participation, these investments are accounted for as secured borrowings under Accounting Standards Codification (“ASC”) 860, Transfers and Servicing (“ASC 860”).

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

The Company tests for the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company recognizes impairment losses only to the extent that the carrying amounts of long-

lived assets exceed the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. When an impairment loss occurs, the Company reduces the carrying value of the asset to fair value and no longer depreciates the asset. Fair values are estimated using discounted cash flow analysis.

In 2013, the Company consolidated its operations in Howell, Michigan from two buildings into one building. This resulted in a plan to relocate the employees and pursue the sale of one of the buildings. During the fourth quarter of 2014 the building was sold. In 2013, the Company recognized a loss of $4.7 million in conjunction with the plan to dispose of the building. This was included in other operating expenses in the Consolidated Statements of Income during that year.

I. GOODWILL AND INTANGIBLE ASSETS

In accordance with the provisions of ASC 350, Intangibles- Goodwill and Other, the Company carries its goodwill at cost, net of amortization prior to January 1, 2002 and net of impairments. Increases to goodwill are generated through acquisition and represent the excess of the cost of an acquisition over the fair value of net assets acquired, including any intangibles acquired. Since January 1, 2002, goodwill is no longer amortized but rather, is reviewed for impairment. Additionally, acquisitions can also produce intangible assets, which have either a definite or indefinite life. Intangible assets with definite lives are amortized over that life, whereas those intangible assets determined to have an indefinite life are reviewed at least annually for impairment.

The Company tests for the recoverability of goodwill and intangible assets with indefinite lives annually or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company recognizes impairment losses only to the extent that the carrying amounts of reporting units with goodwill exceed the fair value. The amount of the impairment loss that is recognized is determined based upon the excess of the carrying value of goodwill compared to the implied fair value of the goodwill, as determined with respect to all assets and liabilities of the reporting unit. The Company has performed its annual review of goodwill and intangible assets with indefinite lives for impairment in the fourth quarters of 2014 and 2013 with no impairments recognized. At December 31, 2014 and 2013, Chaucer held intangible assets with indefinite lives of $76.5 million and $81.3 million, respectively, which represents approximately 80% of the Company’s balance. In addition, at December 31, 2014 and 2013, goodwill held by Chaucer was $5.8 million and $6.3 million, respectively. The remaining balance relates to the U.S. Companies. Changes in the value of goodwill and intangible assets with indefinite lives from December 31, 2013 represent foreign exchange differences arising during 2014.

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

K. Debt

The Company’s debt at December 31, 2014 includes senior debentures, subordinated debentures, and collateralized borrowings with the Federal Home Loan Bank of Boston (“FHLBB”). The senior debentures are carried at principal amount borrowed, net of any applicable unamortized discounts. The subordinated debentures and borrowings under the FHLBB program are carried at principal amount borrowed (See Note 6 – “Debt and Credit Arrangements”).

L. Premium, Premium Receivable, Fee Revenue and Related Expenses

Insurance premiums written are generally recorded at the policy inception and are primarily earned on a pro rata basis over the terms of the policies for all products. Premiums written include estimates, primarily in the Chaucer segment, that are derived from multiple sources, which include the historical experience of the underlying business, similar businesses and available industry information. These estimates are regularly reviewed and updated, and any resulting adjustments are included in the current year’s results. Unearned premium reserves represent the portion of premiums written that relates to the unexpired terms of the underlying in-force insurance policies and reinsurance contracts. Premium receivables reflect the unpaid balance of premium written as of the balance sheet date. Premium receivables are generally short-term in nature and are reported net of an allowance for estimated uncollectible premium accounts. The Company reviews its receivables for collectability at the balance sheet date. The allowance for uncollectible accounts was not material as of December 31, 2014 and 2013. Ceded premiums are charged to income over the applicable term of the various reinsurance contracts with third party reinsurers. Reinsurance reinstatement premiums, when required, are recognized in the same period as the loss event that gave rise to the reinstatement premiums. Losses and related expenses are matched with premiums, resulting in their recognition over the lives of the contracts. This matching is accomplished through estimated and unpaid losses and amortization of deferred acquisition costs.

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

Deferred income taxes are generally recognized when assets and liabilities have different values for financial statement and tax reporting purposes, and for other temporary taxable and deductible differences as defined by ASC 740, Income Taxes (“ASC 740”). These temporary differences are measured at the balance sheet date using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse. These differences result primarily from insurance reserves, deferred acquisition costs, tax credit carryforwards and deferred Lloyd’s underwriting income.

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

O. Earnings Per Share

Earnings per share (“EPS”) for the years ended December 31, 2014, 2013 and 2012 is based on a weighted average of the number of shares outstanding during each year. Basic and diluted EPS is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. The weighted average shares outstanding used to calculate basic EPS differ from the weighted average shares outstanding used in the calculation of diluted EPS due to the effect of dilutive employee stock options, nonvested stock grants and other contingently issuable shares. If the effect of such items is antidilutive, the weighted average shares outstanding used to calculate diluted EPS are equal to those used to calculate basic EPS.

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

 The Company manages its exposure to foreign currency risk primarily by matching assets and liabilities denominated in the same currency. To the extent that assets and liabilities in foreign currencies are not matched, the Company is exposed to foreign currency risk. For functional currencies, the related exchange rate fluctuations are reflected in other comprehensive income (loss). The Company translated Chaucer’s balance sheet at December 31, 2014 and 2013 from GBP to U.S. dollars using a conversion rate of 1.56 and 1.66, respectively. The Company recognized $4.2 million,  $4.2 million and $6.3 million in foreign currency transaction gains in the Consolidated Statements of Income during the years ended December 31, 2014, 2013 and 2012, respectively.

Q. New Accounting Pronouncements

Recently Implemented Standards

In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASC Update No. 2013-11 (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force).  This ASC update clarifies the applicable guidance for the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward as long as it is available, at the reporting date under the tax law of the applicable jurisdiction, to settle any additional income taxes that would result from the disallowance of a tax position (with certain exceptions). The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. This guidance was applicable for reporting periods beginning after December 15, 2013, with early adoption permitted, and was to be applied prospectively to all unrecognized tax benefits that existed at the effective date. Retrospective application to all prior periods upon the date of adoption was permitted. The Company implemented this guidance effective January 1, 2014. The effect of implementing this guidance was not material to the Company’s financial position or results of operations.

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

2. DISCONTINUED OPERATIONS

Discontinued operations primarily consist of the Company’s former life insurance businesses, which were sold prior to 2009, and its discontinued accident and health business.

Our former life insurance businesses include indemnity obligations for which we have established reserves.

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

At December 31, 2014 and 2013, the portion of the discontinued accident and health business that was directly assumed had assets of $65.2 million and $66.6 million, respectively, consisting primarily of invested assets, and liabilities of $49.7 million and $51.3 million, respectively, consisting primarily of policy liabilities. At December 31, 2014 and 2013, the assets and liabilities of this business, as well as those of the reinsured portion of the accident and health business are classified as assets and liabilities of discontinued operations in the Consolidated Balance Sheets.

Discontinued operations for the years ended December 31, 2014 and 2013 resulted in losses of $0.3 million and gains of $5.3 million, respectively, net of tax. The 2013 benefit associated with the Company’s former life insurance businesses was primarily due to an insurance settlement related to a class action lawsuit.

On April 30, 2012, the Company completed the sale of its third party administration subsidiary, Citizens Management, Inc. (“CMI”). The Company recognized net gains of $10.8 million after taxes related to this transaction during the year ended December 31, 2012. Included in this amount was a contingent gain with a fair value of $1.7 million that was entirely contributed to the Company’s charitable foundation.

3. INVESTMENTS

A. FIXED MATURITIES AND EQUITY SECURITIES

The amortized cost and fair value of available-for-sale fixed maturities and the cost and fair value of equity securities were as follows:

DECEMBER 31, 2014
(in millions)	Amortized	Gross	Gross		OTTI
	Cost or	Unrealized	Unrealized		Unrealized
	Cost	Gains	Losses	Fair Value	Losses
Fixed maturities:
U.S. Treasury and government agencies	$516.3	$7.6	$3.5	$520.4	$-
Foreign government	349.4	5.2	0.6	354.0	-
Municipal	1,079.6	62.4	4.0	1,138.0	-
Corporate	3,746.3	166.3	31.8	3,880.8	7.4
Residential mortgage-backed	770.4	21.7	3.0	789.1	0.4
Commercial mortgage-backed	516.7	12.4	1.3	527.8	-
Asset-backed	167.0	1.2	0.2	168.0	-
Total fixed maturities	$7,145.7	$276.8	$44.4	$7,378.1	$7.8
Equity securities	$506.6	$76.8	$2.6	$580.8	$-

DECEMBER 31, 2013
(in millions)	Amortized	Gross	Gross		OTTI
	Cost or	Unrealized	Unrealized		Unrealized
	Cost	Gains	Losses	Fair Value	Losses
Fixed maturities:
U.S. Treasury and government agencies	$417.5	$3.3	$14.2	$406.6	$-
Foreign government	304.5	2.1	1.6	305.0	-
Municipal	1,108.0	37.4	19.1	1,126.3	-
Corporate	3,690.2	171.5	37.5	3,824.2	8.6
Residential mortgage-backed	722.8	20.1	14.1	728.8	1.6
Commercial mortgage-backed	405.9	10.5	4.8	411.6	-
Asset-backed	166.3	2.0	0.2	168.1	-
Total fixed maturities	$6,815.2	$246.9	$91.5	$6,970.6	$10.2
Equity securities	$366.5	$66.9	$3.2	$430.2	$-

OTTI unrealized losses in the tables above represent OTTI recognized in accumulated other comprehensive income. This amount excludes net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date of $12.3 million and $16.4 million as of December 31, 2014 and 2013, respectively.

The Company participates in a security lending program for the purpose of enhancing income. Securities on loan to various counterparties had a fair value of $20.9 million and $13.6 million at December 31, 2014 and 2013, respectively, and were fully collateralized by cash. The fair value of the loaned securities is monitored on a daily basis, and the collateral is maintained at a level of at least 102% of the fair value of the loaned securities. Securities lending collateral is recorded by the Company in cash and cash equivalents, with an offsetting liability included in expenses and taxes payable.

At December 31, 2014 and 2013, fixed maturities with fair values of $211.2 million and $142.4 million, respectively, and amortized cost of $196.4 million and $135.2 million, respectively, were on deposit with various state and governmental authorities.

In accordance with Lloyd’s operating guidelines, the Company deposits funds at Lloyd’s to support underwriting operations. These funds are available only to fund claim obligations. At December 31, 2014 and 2013, fixed maturities with a fair value of approximately $450 million and $334 million, respectively, and cash of $2 million and $1 million, respectively, were on deposit with Lloyd’s.

The Company enters into various agreements that may require its fixed maturities to be held as collateral by others. At December 31, 2014 and 2013, fixed maturities with a fair value of $208.2 million and $160.9 million, respectively, were held as collateral for collateralized borrowings and other arrangements. Of these amounts, $195.7 million and $148.1 million related to the FHLBB collateralized borrowing program at December 31, 2014 and 2013, respectively. See Note 6—“Debt and Credit Arrangements” for additional information related to the Company’s FHLBB program.

The amortized cost and fair value by maturity periods for fixed maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or the Company may have the right to put or sell the obligations back to the issuers.

DECEMBER 31	2014
(in millions)	Amortized
	Cost	Fair Value
Due in one year or less	$498.1	$502.5
Due after one year through five years	2,300.0	2,388.0
Due after five years through ten years	2,267.3	2,337.5
Due after ten years	626.2	665.2
	5,691.6	5,893.2
Mortgage-backed and asset-backed securities	1,454.1	1,484.9
Total fixed maturities	$7,145.7	$7,378.1

B. DERIVATIVE INSTRUMENTS

The Company maintains an overall risk management strategy that incorporates the use of derivative instruments, as necessary, to manage significant unplanned fluctuations in earnings that may be caused by foreign currency exchange and interest rate volatility.

The Company did not use derivative instruments in 2014 or 2013. In 2012, the Company realized a loss of $5.1 million on futures contracts relating to the realization, for tax purposes only, of unrealized gains in its investment portfolio. Additionally, the Company utilized a foreign currency forward contract to mitigate changes in fair value caused by foreign currency fluctuation in converting GBP denominated securities into their U.S. dollar denominated equivalent. The contract was terminated in March 2012 and the Company recognized a gain of $0.7 million.

C. UNREALIZED GAINS AND LOSSES

Unrealized gains and losses on available-for-sale and other securities are summarized in the following table.

YEARS ENDED DECEMBER 31
(in millions)		Equity
	Fixed	Securities and
2014	Maturities	Other	Total
Net appreciation, beginning of year	$212.1	$47.2	$259.3
Net appreciation on available-for-sale securities	76.3	10.2	86.5
Change in OTTI losses recognized in other comprehensive income	2.4	-	2.4
Provision for deferred income taxes	(40.8)	(6.5)	(47.3)
	37.9	3.7	41.6
Net appreciation, end of year	$250.0	$50.9	$300.9

2013
Net appreciation, beginning of year	$410.1	$15.9	$426.0
Net (depreciation) appreciation on available-for-sale securities	(273.6)	48.1	(225.5)
Change in OTTI losses recognized in other comprehensive income	0.8	-	0.8
Benefit (provision) for deferred income taxes	74.8	(16.8)	58.0
	(198.0)	31.3	(166.7)
Net appreciation, end of year	$212.1	$47.2	$259.3

2012
Net appreciation, beginning of year	$300.2	$8.5	$308.7
Net appreciation on available-for-sale securities and derivative instruments	140.7	10.6	151.3
Change in OTTI losses recognized in other comprehensive income	12.2	-	12.2
Provision for deferred income taxes	(43.0)	(3.2)	(46.2)
	109.9	7.4	117.3
Net appreciation, end of year	$410.1	$15.9	$426.0

Equity securities and other balances at December 31, 2014, 2013 and 2012 include after-tax net appreciation on other invested assets of $2.6 million, $2.9 million and $2.1 million, respectively.

D. SECURITIES IN AN UNREALIZED LOSS POSITION

The following tables provide information about the Company’s fixed maturities and equity securities that were in an unrealized loss position at December 31, 2014 and 2013 including the length of time the securities have been in an unrealized loss position:

DECEMBER 31, 2014	12 months or less		Greater than 12 months		Total
(in millions)	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
Fixed maturities:
Investment grade:
U.S. Treasury and government
agencies	$-	$52.2	$3.5	$137.9	$3.5	$190.1
Foreign governments	0.4	20.8	0.2	24.2	0.6	45.0
Municipal	0.3	57.1	3.7	140.2	4.0	197.3
Corporate	7.8	393.3	9.3	217.4	17.1	610.7
Residential mortgage-backed	0.2	36.4	2.8	98.0	3.0	134.4
Commercial mortgage-backed	0.4	90.4	0.9	60.8	1.3	151.2
Asset-backed	0.1	46.6	0.1	13.2	0.2	59.8
Total investment grade	9.2	696.8	20.5	691.7	29.7	1,388.5
Below investment grade:
Corporate	12.2	114.9	2.5	28.3	14.7	143.2
Total fixed maturities	21.4	811.7	23.0	720.0	44.4	1,531.7
Equity securities	2.2	130.2	0.4	3.9	2.6	134.1
Total	$23.6	$941.9	$23.4	$723.9	$47.0	$1,665.8

DECEMBER 31, 2013	12 months or less		Greater than 12 months		Total
(in millions)	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
Fixed maturities:
Investment grade:
U.S. Treasury and government
agencies	$12.3	$247.9	$1.9	$18.8	$14.2	$266.7
Foreign governments	1.5	129.0	0.1	17.3	1.6	146.3
Municipal	14.8	345.3	4.3	39.9	19.1	385.2
Corporate	21.4	872.7	11.6	87.7	33.0	960.4
Residential mortgage-backed	10.3	321.1	3.4	29.5	13.7	350.6
Commercial mortgage-backed	4.2	155.4	0.6	10.2	4.8	165.6
Asset-backed	0.2	31.0	-	0.3	0.2	31.3
Total investment grade	64.7	2,102.4	21.9	203.7	86.6	2,306.1
Below investment grade:
Corporate	2.9	71.9	1.6	21.4	4.5	93.3
Residential mortgage-backed	0.1	2.0	0.3	1.5	0.4	3.5
Total below investment grade	3.0	73.9	1.9	22.9	4.9	96.8
Total fixed maturities	67.7	2,176.3	23.8	226.6	91.5	2,402.9
Equity securities	2.8	45.2	0.4	0.7	3.2	45.9
Total	$70.5	$2,221.5	$24.2	$227.3	$94.7	$2,448.8

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

E. OTHER INVESTMENTS

The Company’s mortgage participations and other mortgage loans were $94.9 million and $2.5 million at December 31, 2014 and 2013, respectively.

In 2014, the Company purchased $93.4 million of participating interests in investment grade commercial mortgage loans originated and serviced by a third party.  The Company shares, on a pro-rata basis, in all related cash flows of the underlying mortgages. Due to certain reacquisition rights retained by the third party in the loan participation arrangement, the Company accounts for its participating interests in mortgage loans as secured borrowings under ASC 860.

Mortgage participations and other mortgage loans included the following property type and geographic locations. These investments are reflected in other investments in the Consolidated Balance Sheets.

DECEMBER 31, 2014	Carrying Value
(in millions)
Property Type:
Office	$40.0
Apartments	33.4
Retail and other	21.7
Valuation allowance	(0.2)
Total	$94.9

DECEMBER 31, 2014	Carrying Value
(in millions)
Geographic Region:
South Atlantic	$30.0
West South Central	25.0
Pacific	20.0
East North Central	11.4
Mid-Atlantic	8.7
Valuation allowance	(0.2)
Total	$94.9

At December 31, 2014, scheduled maturities of mortgage participations and other mortgage loans were as follows: due in one year - $0.3 million; two years - $1.4 million; five to ten years - $73.4 million; and thereafter - $19.8 million. Actual maturities could differ from contractual maturities because borrowers may have the right to prepay obligations with or without the prepayment penalties and loans may be refinanced.

During 2014, the Company did not refinance any loans based on terms that differed from current market rates.

The Company held overseas deposits of $132.6 million and $149.6  million at December 31, 2014 and 2013, respectively, which are investments held in overseas funds and managed exclusively by Lloyd’s. These investments are also reflected in other investments in the Consolidated Balance Sheets.

F. OTHER

The Company had no concentration of investments in a single investee that exceeded 10% of shareholders’ equity except for fixed maturities invested in Federal Home Loan Mortgage Corp. (“FHLMC”) and Federal National Mortgage Association (“FNMA”). At December 31, 2014, the Company held FHLMC and FNMA with fair values of $394.4 million and $315.8 million, respectively. At December 31, 2013, the Company held FHLMC and FNMA with fair values of $341.8 million and $253.2 million, respectively.

In 2012, the Company sold an office building and adjacent garage that it had developed for $75.9 million, and recognized an estimated gain of $3.3 million. In 2013, upon receipt of final construction costs, the gain was adjusted by $(0.9) million, to $2.4 million. The project was financed, in part, with $46.3 million of FHLBB advances through the Company’s membership in the FHLBB, which was repaid in January 2013.

At December 31, 2014, there were contractual investment commitments of up to $83.5 million.

4. INVESTMENT INCOME AND GAINS AND LOSSES

A. NET INVESTMENT INCOME

The components of net investment income were as follows:

YEARS ENDED DECEMBER 31	2014	2013	2012
(in millions)
Fixed maturities	$255.8	$254.8	$264.2
Equity securities	16.5	15.6	15.3
Other investments	9.0	8.8	7.0
Gross investment income	281.3	279.2	286.5
Less investment expenses	(11.0)	(10.2)	(9.9)
Net investment income	$270.3	$269.0	$276.6

The carrying values of fixed maturity securities on non-accrual status at December 31, 2014 and 2013 were not material. The effects of non-accruals for the years ended December 31, 2014, 2013 and 2012, compared with amounts of net investment income that would have been recognized in accordance with the original terms of the fixed maturities, were reductions of $2.1 million,  $2.3 million and $2.5 million, respectively.

B. NET REALIZED INVESTMENT GAINS AND LOSSES

Net realized gains (losses) on investments were as follows:

YEARS ENDED DECEMBER 31	2014	2013	2012
(in millions)
Equity securities	$45.8	$26.7	$15.5
Fixed maturities	4.5	8.6	9.7
Real estate	-	(0.9)	3.3
Derivative instruments	-	-	(4.4)
Other investments	(0.2)	(0.9)	(0.5)
Net realized investment gains	$50.1	$33.5	$23.6

Included in the net realized investment gains (losses) were OTTI of investment securities recognized in earnings totaling $5.5 million, $6.0 million and $7.8 million in 2014, 2013 and 2012, respectively.

Other-than-temporary-impairments

For 2014, total OTTI was $5.4 million. Of this amount, $5.5 million was recognized in earnings including $0.1 million which was transferred from unrealized losses in accumulated other comprehensive income.  The $5.5 million of OTTI recognized in earnings was related to fixed maturity securities that the Company intended to sell.

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

YEARS ENDED DECEMBER 31	2014	2013	2012
(in millions)
Credit losses as of the beginning of the year	$7.8	$8.6	$14.5
Credit losses for which an OTTI was not previously recognized	-	1.1	0.6
Additional credit losses on securities for which an OTTI was previously
recognized	-	0.3	0.6
Reductions for securities sold, matured or called	(3.2)	(2.2)	(6.9)
Reductions for securities reclassified as intend to sell	(0.4)	-	(0.2)
Credit losses as of the end of the year	$4.2	$7.8	$8.6

The proceeds from sales of available-for-sale securities and the gross realized gains and gross realized losses on those sales, were as follows:

YEARS ENDED DECEMBER 31
(in millions)
	Proceeds	Gross	Gross
2014	from Sales	Gains	Losses
Fixed maturities	$349.5	$5.8	$2.6
Equity securities	$156.1	$46.2	$0.8

2013
Fixed maturities	$450.4	$6.0	$4.0
Equity securities	$193.5	$31.2	$0.4

2012
Fixed maturities	$616.3	$12.1	$2.0
Equity securities	$141.3	$17.5	$0.7

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

OTHER INVESTMENTS

Other investments consist primarily of overseas trust funds, for which fair values are provided by the investment manager based on quoted prices for similar instruments in active markets and are reported as Level 2. Also included in other investments are mortgage participations and other mortgage loans as well as cost basis limited partnerships. Fair values of mortgage participations and other mortgage loans are estimated by discounting the future contractual cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and are reported as Level 3. The fair values of cost basis limited partnerships are based on the net asset value provided by the general partner and recent financial information and are reported as Level 3.

DEBT

The fair value of debt is estimated based on quoted market prices. If a quoted market price is not available, fair values are estimated using discounted cash flows that are based on current interest rates and yield curves for debt issuances with maturities and credit risks consistent with the debt being valued. Debt is reported as Level 2.

The estimated fair value of the financial instruments were as follows:

DECEMBER 31	2014		2013
(in millions)	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial Assets
Cash and cash equivalents	$373.3	$373.3	$486.2	$486.2
Fixed maturities	7,378.1	7,378.1	6,970.6	6,970.6
Equity securities	580.8	580.8	430.2	430.2
Other investments	267.4	272.2	173.1	173.7
Total financial assets	$8,599.6	$8,604.4	$8,060.1	$8,060.7
Financial Liabilities
Debt	$903.5	$1,021.7	$903.9	$961.7

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

The following tables provide, for each hierarchy level, the Company’s assets that were measured at fair value on a recurring basis.

	DECEMBER 31, 2014
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$520.4	$233.5	$286.9	$-
Foreign government	354.0	43.3	310.7	-
Municipal	1,138.0	-	1,112.3	25.7
Corporate	3,880.8	-	3,871.2	9.6
Residential mortgage-backed, U.S. agency backed	689.2	-	689.2	-
Residential mortgage-backed, non-agency	99.9	-	99.9	-
Commercial mortgage-backed	527.8	-	506.4	21.4
Asset backed	168.0	-	168.0	-
Total fixed maturities	7,378.1	276.8	7,044.6	56.7
Equity securities	571.5	570.3	-	1.2
Other investments	136.4	-	132.6	3.8
Total investment assets at fair value	$8,086.0	$847.1	$7,177.2	$61.7

	DECEMBER 31, 2013
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$406.6	$167.2	$239.4	$-
Foreign government	305.0	45.6	259.4	-
Municipal	1,126.3	-	1,100.7	25.6
Corporate	3,824.2	-	3,811.2	13.0
Residential mortgage-backed, U.S. agency backed	573.2	-	573.2	-
Residential mortgage-backed, non-agency	155.6	-	155.1	0.5
Commercial mortgage-backed	411.6	-	388.7	22.9
Asset backed	168.1	-	168.1	-
Total fixed maturities	6,970.6	212.8	6,695.8	62.0
Equity securities	420.9	382.3	-	38.6
Other investments	153.2	-	149.6	3.6
Total investment assets at fair value	$7,544.7	$595.1	$6,845.4	$104.2

The following tables provide, for each hierarchy level, the Company’s estimated fair values of financial instruments that were not carried at fair value.

	DECEMBER 31, 2014
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$373.3	$373.3	$-	$-
Equity securities	9.3	-	9.3	-
Other investments	135.8	-	-	135.8
Liabilities:
Debt	$1,021.7	$-	$1,021.7	$-

	DECEMBER 31, 2013
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$486.2	$486.2	$-	$-
Equity securities	9.3	-	9.3	-
Other investments	20.5	-	2.7	17.8
Liabilities:
Debt	$961.7	$-	$961.7	$-

The tables below provide a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

YEAR ENDED DECEMBER 31, 2014	Fixed Maturities
			Residential
			mortgage-	Commercial			Equity
			backed,	mortgage-	Asset-		and	Total
(in millions)	Municipal	Corporate	non-agency	backed	backed	Total	Other	Assets
Balance at beginning of year	$25.6	$13.0	$0.5	$22.9	$-	$62.0	$42.2	$104.2
Transfers into Level 3	2.2	2.2	-	-	-	4.4	-	4.4
Transfers out of Level 3	(2.6)	(5.3)	-	-	-	(7.9)	-	(7.9)
Total gains (losses):						-		-
Included in earnings	-	0.1	-	-	-	0.1	-	0.1
Included in other
comprehensive income - net appreciation (depreciation) on available-for-sale securities	0.8	(0.2)	-	0.4	-	1.0	0.2	1.2
Purchases and sales:
Purchases	2.5	-	-	-	-	2.5	-	2.5
Sales	(2.8)	(0.2)	(0.5)	(1.9)	-	(5.4)	(37.4)	(42.8)
Balance at end of year	$25.7	$9.6	$-	$21.4	$-	$56.7	$5.0	$61.7

YEAR ENDED DECEMBER 31, 2013	Fixed Maturities
			Residential
			mortgage-	Commercial			Equity
			backed,	mortgage-	Asset-		and	Total
(in millions)	Municipal	Corporate	non-agency	backed	backed	Total	Other	Assets
Balance at beginning of year	$19.4	$26.4	$0.7	$26.7	$1.5	$74.7	$28.0	$102.7
Transfers into Level 3	9.7	0.2	-	-	-	9.9	-	9.9
Transfers out of Level 3	-	(2.2)	-	-	(1.5)	(3.7)	(0.9)	(4.6)
Total gains (losses):
Included in earnings	-	1.5	-	-	-	1.5	-	1.5
Included in other
comprehensive income - net appreciation (depreciation) on available-for-sale securities	(0.8)	(1.6)	-	(1.3)	-	(3.7)	15.1	11.4
Sales	(2.7)	(11.3)	(0.2)	(2.5)	-	(16.7)	-	(16.7)
Balance at end of year	$25.6	$13.0	$0.5	$22.9	$-	$62.0	$42.2	$104.2

During the years ended December 31, 2014 and 2013, the Company transferred fixed maturities between Level 2 and Level 3 primarily as a result of assessing the significance of unobservable inputs on the fair value measurement. There were no transfers between Level 1 and Level 2 during 2014 or 2013.

Net realized investment gains and losses due to changes in fair value that are recorded in net income for Level 3 assets were $0.1 million and $1.5 million for the years ended December 31, 2014 and 2013, respectively.

There were no Level 3 liabilities held by the Company for years ended December 31, 2014 and 2013.

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

			DECEMBER 31, 2014		DECEMBER 31, 2013
	Valuation	Significant	Fair	Range	Fair	Range
(in millions)	Technique	Unobservable Inputs	Value	(Wtd Average)	Value	(Wtd Average)
Fixed maturities:
Municipal	Discounted	Discount for:	$25.7		$25.6
	cash flow	Small issue size	0.6-4.5% (2.0%)		1.0-4.0% (2.3%)
		Above-market coupon	0.3-1.0% (0.4%)		0.3-1.0% (0.5%)

Corporate	Discounted	Discount for:	9.4		12.8
	cash flow	Small issue size	0.5-1.0% (0.7%)		0.3-1.0% (0.5%)
		Above-market coupon	0.3-0.8% (0.6%)		0.3-0.8% (0.6%)

Residential mortgage-backed,
non-agency	Discounted	Discount for:	-		0.5
	cash flow	Small issue size		N/A		0.5% (0.5%)

Commercial mortgage-backed	Discounted	Discount for:	21.4		22.9
	cash flow	Above-market coupon	0.5-0.8% (0.5%)		0.5-0.8% (0.6%)
		Credit stress		0.5% (0.5%)	0.5% (0.5%)
		Small issue size		0.5% (0.5%)	0.5% (0.5%)
		Lease structure		0.3% (0.3%)	0.3% (0.3%)

Equity securities	Market	Net tangible asset	1.1		38.5
	comparables	market multiples		1.0X (1.0X)		1.3X (1.3X)

Other	Discounted	Discount rate	3.8	18.0% (18.0%)	3.6	18.0% (18.0%)
cash flow

Significant increases (decreases) in any of the above inputs in isolation would result in a significantly lower (higher) fair value measurement. There were no interrelationships between these inputs which might magnify or mitigate the effect of changes in unobservable inputs on the fair value measurement.

6. DEBT AND CREDIT ARRANGEMENTS

Debt consists of the following:

DECEMBER 31	2014	2013
(in millions)
Senior debentures maturing June 15, 2021	$300.0	$300.0
Senior debentures maturing March 1, 2020	164.6	165.1
Senior debentures maturing October 15, 2025	81.1	81.2
Subordinated debentures maturing March 30, 2053	175.0	175.0
Subordinated debentures maturing February 3, 2027	59.7	59.7
FHLBB borrowings (secured)	125.0	125.0
Total principal debt	$905.4	$906.0
Unamortized debt discount	(1.9)	(2.1)
Total	$903.5	$903.9

On March 20, 2013, the Company issued $175.0 million aggregate principal amount of 6.35% subordinated unsecured debentures due March 30, 2053. These debentures pay interest quarterly. The Company may redeem these debentures in whole at any time, or in part from time to time, on or after March 30, 2018, at a redemption price equal to their principal amount plus accrued and unpaid interest.

On June 17, 2011, the Company issued $300.0 million aggregate principal amount of 6.375% senior unsecured debentures due June 15, 2021. Additionally, on February 23, 2010, the Company issued $200.0 million aggregate principal amount of 7.50% senior unsecured debentures. At December 31, 2014 and 2013, the remaining 7.50% senior debentures have a par value of $164.6 million and $165.1 million, respectively, and mature on March 1, 2020. The Company also issued 7.625% senior unsecured debentures with a par value of $200.0 million on October 16, 1995. As of December 31, 2014 and 2013, the remaining 7.625% senior debentures have a par value of $81.1 million and $81.2 million, respectively, and mature on October 15, 2025. All of the Company’s senior debentures are subject to certain restrictive covenants, including limitations on the issuance or disposition of stock of restricted subsidiaries and limitations on liens. These debentures pay interest semi-annually. In addition, the Company’s subordinated debentures maturing February 3, 2027 have a par value of $59.7 million as of December 31, 2014 and 2013 and pay cumulative dividends semi-annually at 8.207%.

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

As collateral to FHLBB, Hanover Insurance pledged government agency securities with a fair value of $195.7 million and $148.1 million, for the aggregate borrowings of $125.0 million as of December 31, 2014 and December 31, 2013, respectively. The fair value of the collateral pledged must be maintained at certain specified levels of the borrowed amount, which can vary depending on the type of assets pledged. If the fair value of this collateral declines below these specified levels, Hanover Insurance would be required to pledge additional collateral or repay outstanding borrowings. Hanover Insurance is permitted to voluntarily repay the outstanding borrowings at any time, subject to a repayment fee. As a requirement of membership in the FHLBB, Hanover Insurance maintains a certain level of investment in FHLBB stock. Total holdings of FHLBB stock were $9.3 million at December 31, 2014 and 2013.

At December 31, 2014, the Company had a $200.0 million credit agreement which expires in November 2018. The Company had no borrowings under this agreement. Additionally, the Company had a Standby Letter of Credit Facility not to exceed £130.0 million (or $202.8 million based on the foreign currency exchange rate of 1.56 at December 31, 2014). This Letter of Credit Facility provides regulatory capital supporting Chaucer’s underwriting activities for the 2014 and 2015 years of account and each prior open year of account. Simultaneous with this agreement, THG entered into a Guaranty Agreement with Lloyds Bank plc, as Facility Agent and Security Agent, pursuant to which, THG unconditionally guarantees the obligations of Chaucer under the Letter of Credit Facility.

Interest expense was $65.2 million,  $65.3 million, and $61.9 million in 2014, 2013 and 2012, respectively. At December 31, 2014, the Company was in compliance with the covenants associated with all of its debt indentures and credit arrangements.

7. INCOME TAXES

Provisions for income taxes have been calculated in accordance with the provisions of ASC 740. A summary of the components of income before income taxes and income tax expense (benefit) in the Consolidated Statements of Income are shown below:

YEARS ENDED DECEMBER 31	2014	2013	2012
(in millions)
Income (loss) before income taxes:
U.S.	$185.6	$183.5	$(99.1)
Non-U.S.	192.4	145.6	127.8
	$378.0	$329.1	$28.7

Income tax expense (benefit) includes the following components:

YEARS ENDED DECEMBER 31	2014	2013	2012
(in millions)
Current:
U.S.	$4.5	$8.0	$2.3
Non-U.S.	22.6	0.6	16.1
Total current	27.1	8.6	18.4
Deferred:
U.S.	51.1	52.9	(42.7)
Non-U.S.	17.5	21.9	6.9
Total deferred	68.6	74.8	(35.8)
Total income tax expense (benefit)	$95.7	$83.4	$(17.4)

The income tax expense attributable to the consolidated results of continuing operations is different from the amount determined by multiplying income from continuing operations before income taxes by the U.S. statutory federal income tax rate of 35%. The sources of the difference and the tax effects of each were as follows:

YEARS ENDED DECEMBER 31	2014	2013	2012
(in millions)
Expected income tax expense	$132.3	$115.2	$10.0
Tax difference related to investment disposals and maturities	(16.2)	(17.5)	(14.3)
Effect of foreign operations	(8.1)	(10.8)	(3.5)
Foreign exchange losses	(6.9)	-	-
Dividend received deduction	(2.6)	(2.5)	(2.8)
Tax-exempt interest	(1.7)	(1.7)	(1.5)
Nondeductible expenses	1.8	1.1	2.8
Change in foreign tax rate	-	(0.7)	(0.4)
Change in valuation allowance	(2.9)	-	(7.7)
Other, net	-	0.3	-
Income tax expense (benefit)	$95.7	$83.4	$(17.4)
Effective tax rate	25.3%	25.3%	(60.6)%

The following are the components of the Company’s deferred tax assets and liabilities (excluding those associated with its discontinued operations).

DECEMBER 31	2014	2013
(in millions)
Deferred tax assets:
Loss, LAE and unearned premium reserves, net	$175.9	$185.0
Tax credit carryforwards	125.8	123.1
Employee benefit plans	45.7	38.2
Operating loss carryforwards	29.1	64.5
Other	10.6	74.9
	387.1	485.7
Less: Valuation allowance	-	2.9
	387.1	482.8
Deferred tax liabilities:
Deferred acquisition costs	129.6	123.5
Deferred Lloyd's underwriting income	54.0	13.8
Investments, net	44.4	8.4
Software capitalization	27.3	30.1
Other	0.6	67.3
	255.9	243.1
Net deferred tax asset	$131.2	$239.7

Deferred tax assets are reduced by a valuation allowance if it is more likely than not that all or some portion of the deferred tax assets will not be realized.

 Included in the Company’s deferred tax asset as of December 31, 2014 is an asset of $29.1 million related to operating loss carryforwards. The pre-tax operating loss of $81.9 million was generated in the U.K. and has no expiration date. It is the Company’s opinion that the U.K. operations will generate sufficient future taxable income to utilize these loss carryforwards. The Company’s estimate of the amount and likely realization of loss carryforwards may change over time.

The Company’s deferred tax asset as of December 31, 2014 also included assets of $110.0 million related to alternative minimum tax credit carryforwards and $15.8 million related to foreign tax credit carryforwards. The alternative minimum tax credit carryforwards have no expiration date and the foreign tax credit carryforwards will expire beginning in 2022. The Company may utilize the credits to offset regular federal income taxes due from future income, and although the Company believes that these assets are fully recoverable, there can be no certainty that future events will not affect their recoverability. The Company believes, based on objective evidence, it is more likely than not that the remaining deferred tax assets will be realized.

During 2014, the Company released the valuation allowance related to its deferred tax assets of $2.9 million which was recorded in 2013. The write off of this valuation allowance resulted from appreciation in the Company’s investment portfolio. The Company recorded the decrease to its valuation allowance of $2.9 million as an adjustment to income tax expense.

In prior years, the Company completed several transactions which resulted in the realization, for tax purposes only, of unrealized gains in its investment portfolio. The Company realized $69.6 million in 2012 as a result of such transactions. These transactions enabled the Company to realize capital loss carryforwards to offset these gains, and resulted in the release of the valuation allowance the Company held against the deferred tax asset related to these capital loss carryforwards. In 2012, the Company released $24.4 million of its valuation allowance which was recorded as a benefit in accumulated other comprehensive income. During 2014, 2013 and 2012, the Company recognized in income from continuing operations, related to non-operating income, $16.2 million, $17.5 million and $14.3 million, respectively. The remaining amount of  $91.5 million in accumulated other comprehensive income will be released into income from continuing operations in future years, as the investment securities subject to these transactions are sold or mature. During 2012, the Company released $35.9 million of its valuation allowance related to its deferred tax asset held at the beginning of the year. The release of this valuation allowance resulted from the aforementioned transaction which utilized capital loss carryforwards, unrealized appreciation in its investment portfolio, and net realized capital gains in its Consolidated Statements of Income. Accordingly, the Company recorded decreases in its valuation allowance of $25.3 million as an adjustment to accumulated other comprehensive income,  $7.7 million as an adjustment to income tax expense from continuing operations, and $2.9 million in discontinued operations.

Although most of the Company’s non – U.S. income is subject to U.S. federal income tax, certain of its non-U.S. income is not subject to U.S. federal income tax until repatriated. Foreign taxes on this non – U.S. income are accrued at the local foreign tax rate, as opposed to the higher U.S. statutory tax rate, since these earnings currently are expected to be indefinitely reinvested overseas. This assumption could change, as a result of a sale of the subsidiaries, the receipt of dividends from the subsidiaries, a change in management’s intentions, or as a result of various other events. The Company has not made a provision for U.S. taxes on $23.3 million,  $20.3 million and $10.0 million of non-U.S. income for 2014, 2013 and 2012, respectively. However, in the future, if such earnings were distributed to the Company, taxes of $21.1 million would be payable on such undistributed earnings and would be reflected in the tax provision for the year in which these earnings are no longer intended to be indefinitely reinvested overseas, assuming all foreign tax credits are realized.

 The table below provides a reconciliation of the beginning and ending liability for uncertain tax positions as follows:

YEARS ENDED DECEMBER 31	2014	2013	2012
(in millions)
Liability at beginning of year, net	$1.4	$0.8	$0.8
Additions for tax positions of prior years	(0.1)	5.4	-
Settlements	(4.8)	-	-
Deferred deductions	4.8	(4.8)	-
Liability at end of year, net	$1.3	$1.4	$0.8

In 2014, the IRS audits of the years 2007 through 2010 were settled with no material impact to the Company’s financial position or results of operations.

There are no tax positions at December 31, 2014 and 2012 for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. At December 31, 2013, the ultimate deductibility of a $4.8 million liability was highly certain, but there was uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, a change in the timing of deductions would not impact the annual effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits in federal income tax expense. The Company had accrued interest of  $0.5 million and $1.2 million as of December 31, 2014 and 2013, respectively. For the years ended December 31, 2014, 2013 and 2012 the Company recognized interest expense of $0.5 million, $0.8 million and $0.1 million, respectively. The Company has not recognized any penalties associated with unrecognized tax benefits.

The Company or its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions, as well as foreign jurisdictions. The Company and its subsidiaries are subject to U.S. federal income tax examinations by tax authorities for years after 2010, U.S. state income tax examinations for years after 2006 and foreign examinations for years after 2011.

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

As of January 1, 2005, the defined benefit pension plans were frozen and since that date, no further cash balance allocations have been credited to participants. Participants’ accounts are credited with interest daily, based upon the General Agreement of Trades and Tariffs. In addition, the grandfathered benefits for the transition group were also frozen at January 1, 2005 levels with an annual transition pension adjustment calculated at an interest rate equal to 5% per year up to 35 years of completed service, and 3% thereafter. As of December 31, 2014, based on current estimates of plan liabilities and other assumptions, the projected benefit obligation of the qualified defined benefit pension plans exceeds plan assets by approximately $25 million.

Chaucer Pension Plan

Prior to 2002, the Chaucer segment provided defined benefit pension retirement benefits to certain of its employees. As of December 31, 2001, the defined benefit pension plan was closed to new members. The defined benefit obligation for this plan is based on the employees’ years of service and final pensionable salary. Contributions are made at least annually to this plan by both the Company and by employees. As of December 31, 2014, based on current estimates of plan liabilities and other assumptions, the projected benefit obligation of the qualified defined benefit pension plan exceeds plan assets by approximately $6 million.

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

Weighted average assumptions used to determine pension benefit obligations are as follows:

DECEMBER 31	2014	2013	2012
U.S.
Discount rate - qualified plan	4.38%	5.00%	4.25%
Discount rate - non-qualified plan	4.25%	5.00%	4.13%
Cash balance interest crediting rate	3.50%	3.50%	3.50%
Chaucer
Discount rate	3.75%	4.50%	4.80%
Rate of increase in future compensation	3.00%	3.15%	4.20%

The Company utilizes a measurement date of January 1st to determine its periodic pension costs. Weighted average assumptions used to determine net periodic pension costs for the defined benefit plans are as follows:

YEARS ENDED DECEMBER 31	2014	2013	2012
U.S.:
Qualified plan
Discount rate	5.00%	4.25%	5.13%
Expected return on plan assets	5.50%	5.25%	6.00%
Cash balance interest crediting rate	3.50%	3.50%	4.00%
Non-qualified plan
Discount rate	5.00%	4.13%	5.00%
Chaucer:
Discount rate	4.50%	4.80%	4.90%
Rate of increase in future compensation	3.15%	4.20%	4.30%
Expected return on plan assets	6.55%	6.70%	7.50%

The expected rates of return were determined by using historical mean returns for each asset class, adjusted for certain factors believed to have an impact on future returns. These returns are generally weighted to the plan’s actual asset allocation. For the U.S. defined benefit plans, expectations with respect to the interest rate market resulted in a slight increase in the expected return on plan assets for 2014 to 5.50%. Regarding the Chaucer defined benefit plan, because the Company began shifting the allocation of assets between equities and fixed maturities, the historical mean returns were adjusted downward slightly to reflect the plan’s asset mix. Due to the shift in asset composition, the adjusted mean returns were weighted to the plan’s expected target asset allocation at December 31, 2014, resulting in an expected rate of return on plan assets for 2014 of 6.55%. The Company reviews and updates, at least annually, its expected return on plan assets based on changes in the actual assets held by the plans.

Plan Assets

U.S. Qualified Defined Benefit Plans

The Company utilizes a target allocation strategy, which focuses on creating a mix of assets that will generate modest growth from equity securities while minimizing volatility in the Company’s earnings from changes in the markets and economic environment. Various factors are taken into consideration in determining the appropriate asset mix, such as census data, actuarial valuation information and capital market assumptions. During 2014 and 2013, the plan assets were invested 85% and 84% in fixed income securities and 15% and 16% in equity securities, respectively. The Company reviews and updates, at least annually, the target allocation and makes changes periodically.

The following table provides 2014 target allocations and actual invested asset allocations for 2014 and 2013.

DECEMBER 31	2014 TARGET LEVELS	2014	2013
Fixed income securities:
Fixed maturities	83%	84%	83%
Money market funds	2%	1%	1%
Total fixed income securities	85%	85%	84%
Equity securities:
Domestic	12%	12%	12%
International	3%	3%	4%
Total equity securities	15%	15%	16%
Total plan assets	100%	100%	100%

The following tables present for each hierarchy level the U.S. qualified defined benefit plan’s investment assets that are measured at fair value at December 31, 2014 and 2013. (Refer to Note 5 – “Fair Value” for a description of the different levels in the Fair Value Hierarchy).

DECEMBER 31	2014				2013
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Fixed income securities:
Fixed maturities	$432.5	$1.3	$400.5	$30.7	$449.6	$2.1	$447.5	$-
Money market funds	3.9	3.9	-	-	5.3	5.3	-	-
Total fixed income securities	436.4	5.2	400.5	30.7	454.9	7.4	447.5	-
Equity securities:
Domestic	60.6	-	60.6	-	67.8	0.2	67.6	-
International	16.4	-	16.4	-	19.3	0.1	19.2	-
Total equity securities	77.0	-	77.0	-	87.1	0.3	86.8	-
Total investments at fair value	$513.4	$5.2	$477.5	$30.7	$542.0	$7.7	$534.3	$-

Fixed Income Securities

Securities classified as Level 1 at December 31, 2014 and 2013 include actively traded mutual funds and publicly traded securities, which are valued at quoted market prices. Securities classified as Level 2 at December 31, 2014 and 2013 include a separate investment account, which is invested entirely in the Vanguard Total Bond Market Index Fund, a mutual fund that in turn invests in investment grade fixed maturities, as well as commingled pools and investment grade fixed income securities that are held in a custom fund. The fair value of each of the Level 2 investments is determined daily as the Net Asset Value (“NAV”) based on the value of the underlying investments, which is determined independently by the investment manager. The daily NAV, which is not published as a quoted market price for these investments, is used as the basis for transactions. Redemption of these funds is not subject to restriction. Securities classified as Level 3 at December 31, 2014 include assets held in a fixed account of an insurance company. The fair value of the investment is estimated using a comparable public market financial institution derived fair value curve that uses non-observable inputs for market liquidity and unique credit characteristics of its underlying securities.

Equity Securities

Securities classified as Level 1 at December 31, 2014 and 2013 include actively traded mutual funds that are publicly traded and which primarily invest in equity securities that are valued at quoted market prices. Securities classified as Level 2 include investments in commingled pools that primarily invest in publicly traded common stocks and international equity securities. The fair value of each of the Level 2 investments is determined daily as the NAV based on the value of the underlying investments, which is determined independently by the investment manager. The daily NAV, which is not published as a quoted market price for these investments, is used as the basis for transactions. Redemption of these funds is not subject to restriction.

The table below provides a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

YEAR ENDED DECEMBER 31	2014
(in millions)
Balance at beginning of period	$-
Purchases	30.0
Actual return on plan assets related to assets still held	0.7
Balance at end of year	$30.7

Chaucer Pension Plan

The investment strategy of the Chaucer defined benefit pension plan is to invest primarily in growth assets in the form of equity funds which are expected to provide a positive return that exceeds inflation over the longer term in order to protect the existing and future liabilities of the pension plan. In order to reduce volatility and diversify the portfolio, the target allocation includes an exposure to corporate bond and commercial property funds. In 2013, the Company modified its investment allocation strategy and began shifting assets from equity securities into fixed maturities. The Company shifted assets in 2014 to essentially achieve its current ultimate target level of 60% equities, 30% fixed maturities and 10% real estate funds. This allocation plan is reviewed annually and target allocation changes are made as appropriate.

The following table provides 2014 target allocations and actual invested asset allocations for 2014 and 2013.

DECEMBER 31	2014 TARGET LEVELS	2014	2013
Fixed income securities:
Fixed maturities	30%	32%	19%
Equity securities:
Domestic (United Kingdom)	15%	14%	26%
International	45%	43%	48%
Total equity securities	60%	57%	74%
Real estate funds	10%	11%	7%
Total plan assets	100%	100%	100%

Included in total plan assets of $131.8 million at December 31, 2014 were $130.3 million of invested assets carried at fair value and $1.5 million of cash and equivalents. Total plan assets at December 31, 2013 of $120.2 million included $119.9 million of invested assets carried at fair value and $0.3 million of cash and equivalents.

 The following table presents for each hierarchy level the Chaucer defined benefit plan’s investment assets that are measured at fair value at December 31, 2014 and 2013.

DECEMBER 31	2014				2013
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Fixed income securities:
Fixed maturities	$40.9	$-	$40.9	$-	$22.8	$-	$22.8	$-
Equity securities:
Domestic (United Kingdom)	18.5	-	18.5	-	30.5	-	30.5	-
International	56.9	-	56.9	-	57.8	-	57.8	-
Total equity securities	75.4	-	75.4	-	88.3	-	88.3	-
Real estate funds	14.0	-	-	14.0	8.8	-	-	8.8
Total investments at fair value	$130.3	$-	$116.3	$14.0	$119.9	$-	$111.1	$8.8

Fixed Income and Equity Securities

Securities classified as Level 2 at December 31, 2014 and 2013 include pooled funds which are valued at the close of business using a third party pricing service. These values are adjusted by the fund manager to reflect outstanding dividends, taxes and investment fees and other expenses to calculate the NAV.

Real Estate Funds

Real estate fund investments classified as Level 3 at December 31, 2014 and 2013 are valued based upon the values of the net assets of the fund. Although the NAV is calculated daily, transactions also consider cash inflows and outflows of the fund. The price where units are transacted includes the NAV, which is adjusted for investment charges and other estimated acquisition costs such as legal fees, taxes, planning and architect fees, survey and agent fees, among others.

The table below provides a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

YEARS ENDED DECEMBER 31	2014	2013
(in millions)
Balance at beginning of period	$8.8	$8.2
Purchases	4.2	-
Actual return on plan assets related to assets still held	1.9	0.5
Foreign currency translation	(0.9)	0.1
Balance at end of year	$14.0	$8.8

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

The following table reflects the benefit obligations, fair value of plan assets and funded status of the plans at December 31, 2014 and 2013.

DECEMBER 31	U.S. Qualified Pension Plans		U.S. Non-Qualified Pension Plans		Chaucer Pension Plan
(in millions)	2014	2013	2014	2013	2014	2013
Accumulated benefit obligation	$538.5	$548.8	$40.6	$37.4	$134.1	$126.4
Change in benefit obligation:
Projected benefit obligation, beginning of
period	548.8	607.0	37.4	41.2	128.5	116.6
Employee contributions	-	-	-	-	0.4	0.4
Service cost - benefits earned during the
period	-	-	-	-	1.5	1.5
Interest cost	26.0	24.8	1.8	1.6	5.9	5.4
Actuarial losses (gains)	53.0	(36.5)	4.6	(2.3)	12.4	3.6
Benefits paid (1)	(89.3)	(46.5)	(3.2)	(3.1)	(2.6)	(1.5)
Foreign currency translation	-	-	-	-	(8.6)	2.5
Projected benefit obligation, end of year	538.5	548.8	40.6	37.4	137.5	128.5
Change in plan assets:
Fair value of plan assets, beginning of period	542.0	591.6	-	-	120.2	90.9
Actual return on plan assets	59.4	(3.1)	-	-	14.8	17.1
Contributions	1.3	-	3.2	3.1	7.7	10.6
Benefits paid (1)	(89.3)	(46.5)	(3.2)	(3.1)	(2.6)	(1.5)
Foreign currency translation	-	-	-	-	(8.3)	3.1
Fair value of plan assets, end of year	513.4	542.0	-	-	131.8	120.2
Funded status of the plans	$(25.1)	$(6.8)	$(40.6)	$(37.4)	$(5.7)	$(8.3)
(1)

Includes $59.0 million paid to participants in 2014 in settlement of their pension obligations, essentially as a result of a voluntary lump-sum pension payout program and the termination of a small qualified defined benefit plan.

Contributions include $0.4 million of Chaucer employee contributions during 2014 and 2013. All other contributions for all plans were made by the Company.

Components of Net Periodic Pension Cost

The components of total net periodic pension cost are as follows:

YEARS ENDED DECEMBER 31	2014	2013	2012
(in millions)
Service cost - benefits earned during the period	$1.5	$1.5	$1.6
Interest cost	33.7	31.9	35.2
Expected return on plan assets	(36.6)	(35.9)	(38.7)
Recognized net actuarial loss	11.7	14.7	12.8
Amortization of prior service cost	0.1	-	0.1
Settlement loss	12.1	0.4	-
Net periodic pension cost	$22.5	$12.6	$11.0

During 2014, the Company announced a program to offer voluntary lump-sum pension payout options to eligible former employees that, if accepted, would settle the Company’s obligation to them. The program provided participants with a one-time choice of electing to receive a lump-sum settlement of their remaining pension benefit. As part of this voluntary lump-sum program, the Company settled $55.1 million of its pension obligations with an equal amount paid from plan assets. As a result, the Company recorded settlement losses of $10.8 million, reflecting the accelerated recognition of unamortized losses in the plan proportionate to the obligation that was settled. These settlement charges were recorded in other operating expenses with a corresponding balance sheet reduction in accumulated other comprehensive income. Additionally, the Company terminated another of its small qualified plans, accelerating the recognition of unamortized losses of $1.3 million.

The following table reflects the total amounts recognized in accumulated other comprehensive income relating to both the U.S. defined benefit pension plans and the Chaucer pension plan as of December 31, 2014 and 2013.

DECEMBER 31	2014	2013
(in millions)
Net actuarial loss	$126.9	$118.7
Net prior service cost	-	0.1
	$126.9	$118.8

The unrecognized net actuarial gains (losses) which exceed 10% of the greater of the projected benefit obligation or the fair value of plan assets are amortized as a component of net periodic pension cost over the next five years. The following table reflects the total estimated amount of actuarial losses that will be amortized from accumulated other comprehensive income into net periodic pension cost in 2014:

ESTIMATED AMORITZATION IN 2015	Expense
(in millions)
Net actuarial loss	$12.0

Contributions

In accordance with ERISA guidelines, the Company is not required to fund its U.S. qualified benefit plan in 2015. The Company expects to contribute $3.5 million to its U.S. non-qualified pension plan to fund 2015 benefit payments and $1.3 million to the Chaucer pension plan. At this time, no additional discretionary contributions are expected to be made to the plans during 2015 and the Company does not expect that any funds will be returned from the plans to the Company during 2015.

Benefit Payments

The Company estimates that benefit payments over the next 10 years will be as follows:

YEARS ENDED DECEMBER 31	2015	2016	2017	2018	2019	2020-2024
(in millions)
U.S. qualified pension plan	$38.7	$38.4	$39.4	$38.6	$38.3	$186.5
U.S. non-qualified pension plans	$3.5	$3.2	$3.1	$3.1	$3.0	$14.2
Chaucer pension plan	$2.7	$1.6	$1.7	$1.7	$1.8	$9.7

The benefit payments are based on the same assumptions used to measure the Company’s benefit obligations at the end of 2014. Benefit payments related to the U.S. qualified plan and the Chaucer plan will be made from plan assets, whereas those payments related to the non-qualified plans will be provided for by the Company. Expected benefits related to the Chaucer pension plan were converted to U.S. dollars at an exchange rate of 1.56.

DEFINED CONTRIBUTION PLAN

In addition to the defined benefit plans, THG provides a defined contribution 401(k) plan for its U.S. employees, whereby the Company matches employee elective 401(k) contributions, up to a maximum of 6% of eligible compensation in 2014, 2013, and 2012. The Company’s expense for this matching provision was $19.9 million, $18.3 million and $17.9 million for 2014, 2013 and 2012, respectively. In addition to this matching provision, the Company can elect to make an annual contribution to employees’ accounts. Additional contributions amounted to $2.1 million and $2.8 million for the 2014 and 2013 plan years, respectively. There were no additional contributions in 2012.

Chaucer also provides a defined contribution plan for its employees which provides for employer provided contributions. The Company’s expense for 2014, 2013 and 2012 was $6.1 million,  $5.0 million and $4.8 million, respectively.

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

Obligation and Funded Status

The following table reflects the funded status of these plans:

DECEMBER 31	2014	2013
(in millions)
Change in benefit obligation:
Accumulated postretirement benefit obligation, beginning of year	$17.1	$45.2
Service cost	0.1	0.1
Interest cost	0.8	1.2
Net actuarial loss (gain)	1.5	(1.0)
Benefits paid	(2.5)	(2.8)
Plan amendment	-	(8.4)
Settlement of death benefits	-	(17.2)
Accumulated postretirement benefit obligation, end of year	17.0	17.1
Fair value of plan assets, end of year	-	-
Funded status of plans	$(17.0)	$(17.1)

Benefit Payments

The Company estimates that benefit payments over the next 10 years will be as follows:

YEARS ENDING DECEMBER 31
(in millions)
2015	$2.1
2016	1.8
2017	1.7
2018	1.5
2019	1.3
2020-2024	5.4

The benefit payments are based on the same assumptions used to measure the Company’s benefit obligation at the end of 2014 and reflect benefits attributable to estimated future service.

Components of Net Periodic Postretirement Expense (Benefit)

The components of net periodic postretirement expense (benefit) were as follows:

YEARS ENDED DECEMBER 31	2014	2013	2012
(in millions)
Service cost	$0.1	$0.1	$0.1
Interest cost	0.8	1.2	2.1
Recognized net actuarial loss	0.1	0.2	0.2
Amortization of prior service cost	(1.9)	(3.7)	(3.8)
Net settlement gain	-	(1.6)	-
Net periodic postretirement benefit	$(0.9)	$(3.8)	$(1.4)

The following table reflects the balances in accumulated other comprehensive income relating to the Company’s postretirement benefit plans:

DECEMBER 31	2014	2013
(in millions)
Net actuarial loss	$3.4	$1.9
Net prior service cost	(1.7)	(3.5)
	$1.7	$(1.6)

The following table reflects the estimated amortization to be recognized in net periodic benefit cost in 2015:

Estimated Amortization in 2015	Expense (Benefit)
(in millions)
Net actuarial loss	$0.2
Net prior service cost	(0.6)
$(0.4)

Assumptions

Employers are required to measure the funded status of their plans as of the date of their year-end statement of financial position. As such, the Company has utilized a measurement date of December 31, 2014 and 2013, to determine its postretirement benefit obligations, consistent with the date of its Consolidated Balance Sheets. Weighted average discount rate assumptions used to determine postretirement benefit obligations and periodic postretirement costs are as follows:

YEARS ENDED DECEMBER 31	2014	2013
Postretirement benefit obligations discount rate	4.38%	5.00%
Postretirement benefit cost discount rate	5.00%	4.25%

Assumed health care cost trend rates are as follows:

DECEMBER 31	2014	2013
Health care cost trend rate assumed for next year	7.00%	7.00%
Rate to which the cost trend is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year the rate reaches the ultimate trend rate	2020	2020

A one-percentage point change in assumed health care cost trend rates in each year would have an immaterial effect on net periodic benefit cost during 2014 and accumulated postretirement benefit obligation at December 31, 2014.

10. OTHER COMPREHENSIVE INCOME

The following table provides changes in other comprehensive income.

YEARS ENDED DECEMBER 31	2014			2013			2012
(in millions)	Pre-Tax	Tax Benefit (Expense)	Net of Tax	Pre-Tax	Tax Benefit (Expense)	Net of Tax	Pre-Tax	Tax Benefit (Expense)	Net of Tax
Unrealized gains (losses) on
available-for-sale securities and derivative instruments:
Unrealized gains (losses) arising
during period (net of pre-tax, ceded unrealized gains (losses) of $0.8 million and ($1.2) million for the years ended December 31, 2014 and 2013)	$138.7	$(45.7)	$93.0	$(189.4)	$63.1	$(126.3)	$186.4	$(40.2)	$146.2
Amount of realized gains
from sales and other	(55.3)	0.3	(55.0)	(41.3)	(3.0)	(44.3)	(31.8)	(3.3)	(35.1)
Portion of other-than-
temporary impairment losses recognized in earnings	5.5	(1.9)	3.6	6.0	(2.1)	3.9	8.9	(2.7)	6.2
Net unrealized gains (losses)	88.9	(47.3)	41.6	(224.7)	58.0	(166.7)	163.5	(46.2)	117.3
Pension and postretirement
benefits:
Net actuarial (loss) gain arising
in the period	(33.6)	11.0	(22.6)	15.0	(4.2)	10.8	(24.9)	9.0	(15.9)
Loss on settlement of
pension obligation	12.1	(4.2)	7.9	-	-	-	-	-	-
Amortization of net actuarial
loss and prior service cost recognized as net periodic benefit cost	10.0	(3.5)	6.5	14.9	(5.2)	9.7	9.3	(3.2)	6.1
Cumulative foreign currency
translation adjustment:
Foreign currency translation
recognized during the period	(7.1)	2.5	(4.6)	(3.1)	1.1	(2.0)	12.2	(4.3)	7.9
Other comprehensive income (loss)	$70.3	$(41.5)	$28.8	$(197.9)	$49.7	$(148.2)	$160.1	$(44.7)	$115.4

Reclassifications out of accumulated other comprehensive income were as follows:

YEARS ENDED DECEMBER 31	2014	2013	2012
(in millions)
Details about Accumulated Other	Amount Reclassified from Accumulated			Affected Line Item in the Statement
Comprehensive Income Components	Other Comprehensive Income			Where Net Income is Presented
Unrealized gains (losses) on available-for-
sale securities and derivative instruments	$55.2	$41.3	$31.8	Net realized gains from sales and other
				Net other-than-temporary impairment losses
	(5.5)	(6.0)	(7.8)	on investments recognized in earnings
	49.7	35.3	24.0	Total before tax
	1.6	5.1	6.0	Tax benefit
	51.3	40.4	30.0
	0.1	-	(0.9)	Discontinued operations, net of tax
	51.4	40.4	29.1	Net of tax

Amortization of defined benefit pension				Loss adjustment expenses and other
and postretirement plans	(22.1)	(14.9)	(9.3)	operating expenses
	7.7	5.2	3.2	Tax benefit
	(14.4)	(9.7)	(6.1)	Net of tax
Total reclassifications for the period	$37.0	$30.7	$23.0	Net of tax

The amount reclassified from accumulated other comprehensive income for the pension and postretirement benefits was allocated approximately 40% to loss adjustment expenses and 60% to other operating expenses for each of the years ended December 31, 2014, 2013 and 2012. In 2014, $12.1 million of this amount represented the accelerated recognition of unamortized losses due to the settlement of pension plan obligations.

11. STOCK-BASED COMPENSATION PLANS

On May 20, 2014 the shareholders approved The Hanover Insurance Group 2014 Long-Term Incentive Plan (the “2014 Stock Plan”). With respect to new share-based award issuances, the 2014 Stock Plan replaced The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan (the “2006 Stock Plan”) and authorized the issuance of 6,100,000 shares in a new share pool plus any shares subject to outstanding awards under the 2006 Stock Plan that may become available for reissuance as a result of the cash settlement, forfeiture, expiration or cancellation of such awards. The 2014 Stock Plan provides for the granting of the same types of awards as the 2006 Stock Plan, which includes stock options and stock appreciation rights (“SARS”), restricted and unrestricted stock, stock units, performance and market-based stock awards, and cash awards. In accordance with the 2014 Stock Plan, the issuance of one share of common stock in the form of an option or SAR will reduce the share pool by one share, whereas the issuance of one share of common stock for the other types of stock awards provided by the plan will reduce the pool by 3.8 shares. As of December 31, 2014, there were 6,138,403 shares available for grants under the 2014 Stock Plan.

Additionally, on May 20, 2014, the shareholders approved The Hanover Insurance Group 2014 Employee Stock Purchase Plan (the “ESPP Plan”) and the Chaucer Share Incentive Plan (the “SIP Plan”), authorizing the issuance of 2,500,000 and 750,000 shares, respectively, under such plans. As of December 31, 2014,  32,681 shares and 18,778 shares have been issued under the ESPP Plan and the SIP Plan, respectively.

Compensation cost for the years ended December 31, 2014, 2013, and 2012 totaled $15.1 million, $12.4 million and $12.8 million, respectively. Related tax benefits were $5.3 million, $4.3 million and $4.5 million, respectively.

STOCK OPTIONS

Under the 2014 Stock Plan, options may be granted to eligible employees, directors or consultants at an exercise price equal to the market price of the Company’s common stock on the date of grant. Option shares may be exercised subject to the terms prescribed by the Compensation Committee of the Board of Directors (the “Committee”) at the time of grant. Options granted in 2014 and 2013 generally vest over 3 years with 33 1/3% vesting in each year, whereas options granted in 2012 generally vest over 4 years with a 50% vesting rate in the third year and a 50% vesting rate in the fourth year. Options must be exercised not later than ten years from the date of grant.

Information on the Company’s stock options is summarized below.

YEARS ENDED DECEMBER 31	2014		2013		2012
(in whole shares and dollars)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	2,049,173	$41.18	2,892,882	$38.28	2,715,430	$38.57
Granted	687,700	58.06	537,800	42.53	529,500	36.84
Exercised	(444,200)	39.33	(1,192,134)	34.70	(90,624)	25.47
Forfeited or cancelled	(56,053)	45.99	(189,375)	41.54	(101,574)	41.45
Expired	-	-	-	-	(159,850)	44.05
Outstanding, end of year	2,236,620	$46.61	2,049,173	$41.18	2,892,882	$38.28
Exercisable, end of year	726,321	$43.55	783,873	$41.16	1,630,382	$37.18

Cash received for options exercised for the years ended December 31, 2014, 2013 and 2012 was $10.9 million, $24.4 million and $2.3 million, respectively. The intrinsic value of options exercised for the years ended December 31, 2014, 2013 and 2012 was $10.6 million,  $19.9 million and $1.2 million, respectively.

The excess tax expense realized from options exercised for the years ended December 31, 2014, 2013, and 2012 was $5.9 million, $9.0 million, and $0.4 million, respectively. The aggregate intrinsic value at December 31, 2014 for shares outstanding and shares exercisable was $55.2 million and $20.2 million, respectively. At December 31, 2014, the weighted average remaining contractual life for shares outstanding and shares exercisable was 6.9 years and 4.4 years, respectively. Additional information about employee options outstanding and exercisable at December 31, 2014 is included in the following table:

	Options Outstanding			Options Currently Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Lives	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$34.19 to $36.50	114,500	3.84	$34.37	114,500	$34.37
$36.81	422,500	7.06	36.81	-	-
$37.77 to $42.15	126,300	5.15	42.14	126,300	42.14
$42.49	417,683	8.16	42.49	109,452	42.49
$45.21 to $46.28	120,000	1.97	45.83	120,000	45.83
$46.47 to $47.41	215,500	6.15	46.57	106,250	46.67
$48.46 to $54.41	151,487	2.23	48.48	149,819	48.47
$57.99 to $73.30	668,650	9.15	58.06	-	-

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. For all options granted through December 31, 2014, the exercise price equaled the market price on the grant date. Compensation cost related to options is based upon the grant date fair value and expensed on a straight-line basis over the service period for each separately vesting portion of the option as if the option was, in substance, multiple awards.

The weighted average grant date fair value of options granted during the years ended December 31, 2014, 2013 and 2012 was $8.96,  $7.69 and $8.87, respectively.

The following significant assumptions were used to determine the fair value for options granted in the years indicated.

	2014	2013	2012
Dividend yield	2.07% to 2.55%	2.43% to 3.11%	3.13% to 3.26%
Expected volatility	18.07% to 24.38%	21.77% to 32.02%	32.86% to 35.27%
Weighted average expected volatility	23.00%	27.53%	34.05%
Risk-free interest rate	0.53% - 1.92%	0.29% - 2.02%	0.61% - 1.06%
Expected term, in years	2.5 to 5.5	3.0 to 6.0	4.5 to 5.5

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

The fair value of shares that vested during the years ended December 31, 2014 and 2013 was $7.8 million and $2.3 million, respectively. As of December 31, 2014, the Company had unrecognized compensation expense of $4.8 million related to unvested stock options that is expected to be recognized over a weighted average period of 1.4 years.

RESTRICTED STOCK UNITS

Stock grants may be awarded to eligible employees at a price established by the Committee (which may be zero). Under the 2014 Stock Plan, the Company may award shares of restricted stock, restricted stock units, as well as shares of unrestricted stock. Restricted stock grants may vest based upon performance criteria, market criteria or continued employment and be in the form of shares or units. Vesting periods are established by the Committee.

The Company granted market-based restricted share units in 2014, 2013 and 2012 and performance-based restricted share units in 2011 to certain employees. Share units granted in 2014 and 2013 generally vest after 3 years of continued employment and after the achievement of certain stock performance targets and share units granted in 2012 and 2011 vest after the achievement of certain performance targets at a rate of 50% after 3 years and the remaining 50% after 4 years of continued employment. The Company also granted restricted stock units to eligible employees in 2014 and 2013 that generally vest after 3 years of continued employment. For those restricted stock units granted in 2012, vesting is at a rate of 50% after 3 years and the remaining 50% after 4 years of continued employment. The following table summarizes information about employee restricted stock units:

YEARS ENDED DECEMBER 31	2014		2013		2012
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Time-based restricted stock
units:
Outstanding, beginning of
year	525,980	$41.20	750,837	$40.15	768,529	$40.17
Granted	102,131	58.78	141,073	43.31	174,841	37.01
Vested	(231,078)	41.45	(298,388)	39.51	(137,194)	36.19
Forfeited	(12,110)	43.67	(67,542)	41.33	(55,339)	40.47
Outstanding, end of year	384,923	$45.63	525,980	$41.20	750,837	$40.15
Performance and market-based
restricted stock units:
Outstanding, beginning of
year	184,626	$40.42	132,775	$39.97	69,500	$45.37
Granted	60,338	55.73	82,795	41.85	96,150	36.91
Vested	(22,826)	44.78	-	-	-	-
Forfeited	(3,800)	37.90	(30,944)	42.33	(32,875)	43.28
Outstanding, end of year	218,338	$44.24	184,626	$40.42	132,775	$39.97

In 2014, 2013 and 2012, the Company granted market-based awards totaling 56,625,  76,175,  and 92,400, respectively, to certain members of senior management, which are included in the table above as performance and market-based restricted stock activity. The vesting of these stock units is based on the relative total shareholder return (“TSR”) of the Company. This metric is generally based on relative TSR for a three year period as compared to a Property and Casualty Index of peer companies. The fair value of market based awards was estimated at the date of grant using a valuation model. These units have the potential to range from 0% to 150% of the shares disclosed. Performance-based restricted stock units are based upon the achievement of the performance metric at 100%. These units have the potential to range from 0% to 200% of the shares disclosed, which varies based on grant year and individual participation level. Increases above the 100% target level are reflected as granted in the period in which performance-based stock unit goals are achieved. Decreases below the 100% target level are reflected as forfeited.

In 2014, performance and market-based stock units of 2,888 were included as granted due to completion levels in excess of 100% for units granted in 2012. The weighted average grant date fair value of these awards was $43.31. In 2013, performance-based stock units of  8,244 were included as forfeited due to completion levels less than 100% for units granted in 2011. The weighted average grant date fair value for these awards was $46.47. In 2012, performance-based stock units of 31,750 were included as forfeited due to completion levels of less than the threshold achievement level for shares granted in 2010. The weighted average grant date fair value for these awards was $42.15.

The intrinsic value, which is equal to the fair value for restricted stock and for restricted stock units that vested during the years ended December 31, 2014, 2013 and 2012 was $4.2 million,  $1.8  million and $1.7 million, respectively. The intrinsic value for performance-based restricted stock units that vested in 2014 was $0.3 million. For performance-based restricted stock units that would have vested in 2013 and 2012, there was no intrinsic value since these awards were forfeited due to the aforementioned completion levels of less than threshold. Forfeitures in 2014 related to the above mentioned market-based restricted stock units.

At December 31, 2014, the aggregate intrinsic value of restricted stock and restricted stock units was $27.5 million and the weighted average remaining contractual life was 1.2  years. The aggregate intrinsic value of performance and market-based restricted stock units was $15.6 million and the weighted average remaining contractual life was 1.3 years. As of December 31, 2014, there was $11.9 million of total unrecognized compensation cost related to unvested restricted stock units and performance and market-based restricted stock units, assuming performance and market-based restricted stock units are achieved at  100% of the performance metric. The cost is expected to be recognized over a weighted average period of 1.7  years. Compensation cost associated with restricted stock, restricted stock units and performance and market-based restricted stock units is generally calculated based upon grant date fair value, which is determined using current market prices.

12. EARNINGS PER SHARE AND SHAREHOLDERS’ EQUITY TRANSACTIONS

 The following table provides weighted average share information used in the calculation of the Company’s basic and diluted earnings per share:

DECEMBER 31	2014	2013	2012
(in millions, except per share data)
Basic shares used in the calculation of earnings per share	44.0	44.1	44.7
Dilutive effect of securities:
Employee stock options	0.5	0.3	0.2
Non-vested stock grants	0.4	0.5	0.4
Diluted shares used in the calculation of earnings per share	44.9	44.9	45.3
Per share effect of dilutive securities on income from continuing operations	$(0.12)	$(0.11)	$(0.01)
Per share effect of dilutive securities on net income	$(0.13)	$(0.11)	$(0.02)

Diluted earnings per share during 2014, 2013 and 2012 excludes 0.7 million,  0.1 million and 1.8 million, respectively, of common shares issuable under the Company’s stock compensation plans, because their effect would be antidilutive.

The Company’s Board of Directors has authorized aggregate repurchases of the Company’s common stock of up to $600 million. As of December 31, 2014, the Company has $116.5 million available for repurchases under these repurchase authorizations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. The Company is not required to purchase any specific number of shares or to make purchases by any certain date under this program. During 2014, the Company purchased 0.3 million shares of the Company’s common stock at a cost of $20.4 million.

13. DIVIDEND RESTRICTIONS

U.S. INSURANCE SUBSIDIARIES

The individual law of all states, including New Hampshire and Michigan, where Hanover Insurance and Citizens are domiciled, respectively, restrict the payment of dividends to stockholders by insurers. These laws affect the dividend paying ability of Hanover Insurance and Citizens.

Pursuant to New Hampshire’s statute, the maximum dividends and other distributions that an insurer may pay in any twelve month period, without prior approval of the New Hampshire Insurance Commissioner, is limited to 10% of such insurer’s statutory policyholder surplus as of the preceding December 31. No dividends were declared by Hanover Insurance in 2014, 2013 or 2012. During 2015, the maximum dividend payable without prior approval is $205.2 million.

Pursuant to Michigan’s statute, the maximum dividends and other distributions that an insurer may pay in any twelve month period, without prior approval of the Michigan Insurance Commissioner, is limited to the greater of 10% of policyholders’ surplus as of December 31 of the immediately preceding year or the statutory net income less net realized gains, for the immediately preceding calendar year. Citizens declared dividends to its parent, Hanover Insurance, totaling $66.0 million, $68.0 million and $70.0 million in 2014, 2013 and 2012, respectively. Citizens cannot pay a further dividend to its parent without prior approval until December 2015, at which time the maximum dividend payable without prior approval would be $63.4 million.

The statutes in both New Hampshire and Michigan require that prior notice to the respective Insurance Commissioner of any proposed dividend be provided and such Commissioner may, in certain circumstances, prohibit the payment of the proposed dividend.

CHAUCER

Dividend payments from Chaucer to its parent are regulated by U.K. law. Dividends from Chaucer are dependent on dividends from its subsidiaries. Annual dividend payments from Chaucer are limited to retained earnings that are not restricted by capital and other requirements for business at Lloyd’s. Also, Chaucer must provide advance notice to the U.K.’s Prudential Regulation Authority (“PRA”), one of the successors to the Financial Services Authority, of certain proposed dividends or other payments from PRA regulated entities. Dividend payments to THG from Chaucer entities totaled $68.7 million and $13.9 million in 2014 and 2013, respectively.  No dividends were declared by Chaucer in 2012.

14. SEGMENT INFORMATION

The Company’s primary business operations include insurance products and services provided through four operating segments. The domestic operating segments are Commercial Lines, Personal Lines and Other, and the Company’s international operating segment is Chaucer. Commercial Lines includes commercial multiple peril, commercial automobile, workers’ compensation, and other commercial coverages, such as specialty program business, inland marine, management and professional liability and surety. Personal Lines includes personal automobile, homeowners and other personal coverages. Chaucer includes marine and aviation, energy, property, U.K. motor, and casualty and other coverages (which includes international liability, specialist coverages, and syndicate participations). Included in Other are Opus Investment Management, Inc., which markets investment management services to institutions, pension funds and other organizations; earnings on holding company assets; and, a discontinued voluntary pools business. The separate financial information is presented consistent with the way results are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company reports interest expense related to debt separately from the earnings of its operating segments. This consists of interest on the Company’s senior debentures, subordinated debentures, collateralized borrowings with the Federal Home Loan Bank of Boston, and letter of credit facility. Management evaluates the results of the aforementioned segments based on operating income before taxes which also excludes interest expense on debt. Operating income before taxes excludes certain items which are included in net income, such as net realized investment gains and losses (including net gains and losses on certain derivative instruments). Such gains and losses are excluded since they are determined by interest rates, financial markets and the timing of sales. Also, operating income before taxes excludes net gains and losses on disposals of businesses and real estate assets, gains and losses related to the repayment of debt, discontinued operations, costs to acquire businesses, restructuring costs, the cumulative effect of accounting changes and certain other items. Although the items excluded from operating income before taxes may be important components in understanding and assessing the Company’s overall financial performance, management believes that the presentation of operating income before taxes enhances an investor’s understanding of the Company’s results of operations by highlighting net income attributable to the core operations of the business. However, operating income before taxes should not be construed as a substitute for income before income taxes and operating income should not be construed as a substitute for net income.

Summarized below is financial information with respect to the Company’s business segments.

YEARS ENDED DECEMBER 31	2014	2013	2012
(in millions)
Operating revenues:
Commercial Lines	$2,239.0	$2,109.5	$1,966.2
Personal Lines	1,491.0	1,542.5	1,560.0
Chaucer	1,279.7	1,098.2	1,030.0
Other	7.8	10.0	10.9
Total	5,017.5	4,760.2	4,567.1
Net realized investment gains	50.1	33.5	23.6
Total revenues	$5,067.6	$4,793.7	$4,590.7
Operating income (loss) before interest expense and income taxes:
Commercial Lines:
GAAP underwriting loss	$(8.3)	$(11.0)	$(224.2)
Net investment income	149.4	143.5	142.4
Other (expense) income	(1.2)	(0.1)	1.5
Commercial Lines operating income (loss)	139.9	132.4	(80.3)
Personal Lines:
GAAP underwriting income (loss)	22.1	37.6	(67.3)
Net investment income	71.9	75.8	86.5
Other income	5.0	5.2	6.3
Personal Lines operating income	99.0	118.6	25.5
Chaucer:
GAAP underwriting income	122.5	107.7	93.5
Net investment income	44.2	42.7	40.2
Other income	10.9	-	3.1
Chaucer operating income	177.6	150.4	136.8
Other:
GAAP underwriting loss	(3.1)	(3.4)	(3.5)
Net investment income	4.8	7.0	7.2
Other net expenses	(12.0)	(11.6)	(10.6)
Other operating loss	(10.3)	(8.0)	(6.9)
Operating income before interest expense and income taxes	406.2	393.4	75.1
Interest on debt	(65.2)	(65.3)	(61.9)
Operating income before income taxes	341.0	328.1	13.2
Non-operating income items:
Net realized investment gains	50.1	33.5	23.6
Loss from settlement of pension obligation	(12.1)	-	-
Net loss from repayment of debt	(0.1)	(27.7)	(5.1)
Loss from disposal of real estate	-	(4.7)	-
Other non-operating items	(0.9)	(0.1)	(3.0)
Income before income taxes	$378.0	$329.1	$28.7

The following table provides identifiable assets for the Company’s business segments and discontinued operations:

DECEMBER 31	2014	2013

(in millions)	Identifiable Assets
U.S. Companies	$9,418.4	$8,962.6
Chaucer	4,229.3	4,301.2
Discontinued operations	112.0	114.9
Total	$13,759.7	$13,378.7

The Company reviews the assets of its U.S. Companies collectively and does not allocate them among the Commercial Lines, Personal Lines and Other segments.

GEOGRAPHIC CONCENTRATIONS

The following table presents the Company’s gross premiums written (“GPW”) based on the location of the risk:

YEARS ENDED DECEMBER 31	2014	2013	2012

	% of Total GPW
United States	78%	78%	76%
United Kingdom	6%	6%	6%
Worldwide and other	16%	16%	18%
Total	100%	100%	100%

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

Long-lived assets located outside the U.S. were not material for the years ended December 31, 2014 or 2013. The Company does not have revenue from transactions with a single agent or broker amounting to 10 percent or more of its consolidated revenue.

15. LEASE COMMITMENTS

Rental expenses for operating leases amounted to $21.4 million, $21.6 million and $22.4 million in 2014, 2013 and 2012, respectively. These expenses relate primarily to building leases of the Company. At December 31, 2014, future minimum rental payments under non-cancelable operating leases were $62.7 million, payable as follows: 2015 - $17.3 million; 2016 - $14.3 million; 2017 - $11.5 million; 2018 - $8.0 million and 2019 and thereafter - $11.6 million. It is expected that in the normal course of business, leases that expire may be renewed or replaced by leases on other property and equipment.

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

As a condition to conduct certain business in various states, the Company is required to participate in residual market mechanisms, facilities and pooling arrangements such as the Michigan Catastrophic Claims Association (“MCCA”). The Company is subject to concentration of risk with respect to reinsurance ceded to the MCCA. Funding for MCCA comes from assessments against automobile insurers based upon their share of insured automobiles in the state. Insurers are allowed to pass along this cost to Michigan automobile policyholders. The Company ceded to the MCCA premiums earned and losses and LAE incurred of $73.4 million and $99.2 million in 2014, $72.2 million and $76.6 million in 2013 and $74.0 million and $99.9 million in 2012, respectively. MCCA, which represented 39.7% of the total reinsurance receivable balance at December 31, 2014, is the Company’s only reinsurer representing at least 10% of its reinsurance assets. Reinsurance recoverables related to MCCA were $899.5 million and $867.0 million at December 31, 2014 and 2013, respectively. Because the MCCA is supported by assessments permitted by statute, and there have been no significant uncollectible balances from MCCA identified during the three years ending December 31, 2014, the Company believes that it has no significant exposure to uncollectible reinsurance balances from this entity.

The following table provides the effects of reinsurance.

YEARS ENDED DECEMBER 31	2014	2013	2012
(in millions)
Premiums written:
Direct	$4,777.3	$4,599.2	$4,515.1
Assumed (1)	688.1	602.5	689.1
Ceded (2)	(655.3)	(649.0)	(835.8)
Net premiums written	$4,810.1	$4,552.7	$4,368.4
Premiums earned:
Direct	$4,679.8	$4,546.3	$4,352.9
Assumed (1)	696.4	617.7	687.0
Ceded (2)	(665.9)	(713.5)	(800.8)
Net premiums earned	$4,710.3	$4,450.5	$4,239.1
Percentage of assumed to net premiums earned	14.78%	13.88%	16.21%
Losses and LAE:
Direct	$3,019.4	$2,939.4	$3,251.4
Assumed (1)	266.1	172.3	311.4
Ceded (2)	(358.0)	(350.6)	(588.4)
Net losses and LAE	$2,927.5	$2,761.1	$2,974.4
(1)Assumed reinsurance activity primarily relates to the Chaucer segment.

(2)In 2013, we did not renew the capital provision reinsurance treaty with Flagstone Re. This reduced ceded premiums written, premiums earned and losses and LAE for the year ended December 31, 2013.

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

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses.

YEARS ENDED DECEMBER 31	2014	2013	2012
(in millions)
Gross loss and LAE reserves, beginning of year	$6,231.5	$6,197.0	$5,760.3
Reinsurance recoverable on unpaid losses	2,030.4	2,074.3	1,931.8
Net loss and LAE reserves, beginning of year	4,201.1	4,122.7	3,828.5
Net incurred losses and LAE in respect of losses occurring in:
Current year	3,026.6	2,837.4	2,990.2
Prior years	(99.1)	(76.3)	(15.8)
Total incurred losses and LAE	2,927.5	2,761.1	2,974.4
Net payments of losses and LAE in respect of losses occurring in:
Current year	1,328.7	1,213.5	1,317.6
Prior years	1,398.9	1,469.8	1,396.5
Total payments	2,727.6	2,683.3	2,714.1
Commutation of Chaucer Flagstone reinsurance agreement	85.7	-	-
Effect of foreign exchange rate changes	(78.0)	0.6	33.9
Net reserve for losses and LAE, end of year	4,408.7	4,201.1	4,122.7
Reinsurance recoverable on unpaid losses	1,983.0	2,030.4	2,074.3
Gross reserve for losses and LAE, end of year	$6,391.7	$6,231.5	$6,197.0

As part of an ongoing process, reserves have been re-estimated for all prior accident years and were decreased by $99.1 million,  $76.3 million and $15.8 million in 2014, 2013 and 2012, respectively. For the years ended December 31, 2014, 2013 and 2012, these amounts include favorable loss and LAE reserve development of $104.6 million, $94.6 million and $72.6 million, respectively for Chaucer. Chaucer’s favorable development during 2014 was primarily the result of lower than expected losses in the marine and aviation lines, primarily in the 2011 through 2013 accident years, within casualty  and other lines, specialty liability lines, primarily in the 2010 and 2013 accident years, and the property line, primarily in the 2010 through 2013 accident years. Chaucer’s favorable development was also partially attributable to the favorable impact of foreign exchange rate movements on prior years’ loss reserves. For Commercial and Personal Lines, the unfavorable loss and LAE development during 2014 was primarily the result of higher than expected large losses within the commercial automobile coverages,  which includes the AIX Holdings, Inc. (“AIX”) program business, primarily related to liability coverage in the 2009 through 2012 accident years.  Partially offsetting the unfavorable development was lower than expected losses within the personal automobile line, primarily related to the 2013 accident year, lower than expected losses within the workers’ compensation line, primarily related to the 2007 through 2012 accident years, and lower than expected losses within the commercial multiple peril line, primarily related to the 2012 and 2013 accident years.

The $76.3 million favorable loss and LAE reserve development during the year ended December 31, 2013 included favorable loss and LAE reserve development of $94.6 million for Chaucer. Chaucer’s favorable development during 2013 was primarily the result of lower than expected losses in the energy line, primarily in the 2009 through 2012 accident years, property line, primarily in the 2011 and 2012 accident years, within casualty and other lines, specialty liability lines, primarily in the 2008 accident year, and the marine and aviation line, primarily in the 2010 through 2012 accident years. For Commercial and Personal Lines, the unfavorable loss and LAE development during 2013 was primarily the result of higher than expected losses within the personal automobile line, due to severity in bodily injury coverage in the 2010 through 2012 accident years, higher than expected large losses in the commercial automobile line, primarily related to liability coverage in the 2009 through 2011 accident years, and higher than expected losses within other commercial lines, primarily in the 2010 through 2012 accident years. Partially offsetting the unfavorable development was lower than expected losses within the workers’ compensation line, primarily in the 2006 through 2011 accident years and lower involuntary pool losses, including a $3.2 million benefit from the settlement of a legal proceeding, and lower than expected losses within the commercial multi-peril line, primarily in the 2012 accident year.

The $15.8 million favorable loss and LAE reserve development during the year ended December 31, 2012 included favorable loss and LAE reserve development of $72.6 million for Chaucer. Chaucer’s favorable development during 2012 was primarily the result of lower than expected losses in the energy line, primarily in the 2008 through 2011 accident years, marine and aviation lines, primarily in the 2007 through 2011 accident years, casualty lines, primarily in the 2010 and 2011 accident years, and the property lines, primarily in the 2009 through 2011 accident years. For Commercial and Personal Lines, the unfavorable loss and LAE development during 2012 was primarily the result of higher than expected losses within other commercial lines, primarily in the contract surety line due to the challenging macroeconomic environment for contractors, and to a lesser extent, the AIX program business, primarily related to unexpected severity in commercial automobile liability, commercial multiple peril and general liability in a limited number of programs, and from higher than expected large losses within the commercial automobile line, primarily related to liability coverage in the 2011 accident year. In addition, the Company experienced higher than expected losses within the personal automobile line, primarily related to bodily injury severity in the 2010 and 2011 accident years, and higher than expected homeowners property losses from non-catastrophe weather related activity in the 2011 accident year. Partially offsetting the unfavorable development was lower than expected losses within the commercial multiple peril line, related to the 2008 through 2011 accident years.

Loss and LAE reserves related to asbestos and environmental damage liability, primarily in other commercial lines, were $60.6 million, $61.9 million and $60.5 million as of December 31, 2014, 2013 and 2012, respectively. Ending loss and LAE reserves for all direct business written by the Company related to asbestos and environmental damage liability, included in the reserve for losses and LAE, were $10.1 million, $11.5 million and $9.8 million, net of reinsurance of $21.4 million, $20.6 million and $20.4 million as of December 31, 2014, 2013 and 2012, respectively. As a result of the Company’s historical direct underwriting mix of Commercial Lines policies toward smaller and middle market risks, past asbestos and environmental damage liability loss experience has remained minimal in relation to the Company’s total loss and LAE incurred experience. In addition, the Company has established gross loss and LAE reserves for its run-off voluntary assumed reinsurance pool business with asbestos and environmental damage liability of $29.1 million, $29.8 million and $30.3 million at December 31, 2014, 2013 and 2012, respectively. These reserves relate to pools in which the Company has terminated its participation; however, the Company continues to be subject to claims related to years in which it was a participant. Because of the inherent uncertainty regarding the types of claims in these pools, the Company cannot provide assurance that its reserves will be sufficient.

The Company estimates its ultimate liability for asbestos, environmental and toxic tort liability claims, whether resulting from direct business, or assumed reinsurance and pool business, based upon currently known facts, reasonable assumptions where the facts are not known, current law and methodologies currently available. Although these outstanding claims are not significant, their existence gives rise to uncertainty and are discussed because of the possibility that they may become significant. The Company believes that, notwithstanding the evolution of case law expanding liability in asbestos and environmental claims, recorded reserves related to these claims are adequate. The asbestos, environmental and toxic tort liability could be revised in the near term if the estimates used in determining the liability are revised, and any such revisions could have a material adverse effect on the Company’s results of operations for a particular quarterly or annual period or its financial position.

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

The plaintiff filed an Amended Complaint adding two new named plaintiffs and additional claims on December 11, 2009. In response, the Company filed a Motion to Dismiss on January 30, 2010. In addition to the pending claim challenging the calculation of lump sum distributions, the Amended Complaint included: (a) a claim that the Plan failed to calculate participants’ account balances and lump sum payments properly because interest credits were based solely upon the performance of each participant’s selection from among various hypothetical investment options (as the Plan provided) rather than crediting the greater of that performance or the 30 year Treasury rate; (b) a claim that the 2004 Plan amendment, which changed interest crediting for all participants from the performance of participant’s investment selections to the 30 year Treasury rate, reduced benefits in violation of the Employee Retirement Income Security Act of 1974 (“ERISA”) for participants who had account balances as of the amendment date by not continuing to provide them performance-based interest crediting on those balances; and (c) claims against the Company for breach of fiduciary duty and ERISA notice requirements arising from the various interest crediting and lump sum distribution matters of which plaintiffs complain. On March 31, 2011, the District Court granted the Company and the Plan’s Motion to Dismiss on statute of limitations grounds the additional claims set forth in (a) and (b) above, however, in response to a motion for reconsideration, the Court allowed the new breach of fiduciary duty claim to stand, but only as to plaintiffs’ “whipsaw” claim that remained in the case. On June 22, 2012, the Company and the Plan filed a Partial Motion for Summary Judgment to dismiss the “whipsaw” claim of one of the named plaintiffs who received his lump sum distribution after December 31, 2003. On October 2, 2013, the Court granted the Company and the Plan’s Partial Motion for Summary Judgment and dismissed with prejudice the “whipsaw” claim of the named plaintiff who received a lump sum distribution after December 31, 2003 and the similar claims of the putative class members he sought to represent. On December 17, 2013, the Court entered an order certifying a class to bring “whipsaw” and related breach of fiduciary duty claims consisting of all persons who received a lump sum distribution between March 1, 1997 and December 31, 2003, and a subclass to bring such claims consisting of all persons who received lump sum distributions between March 1, 1997 and March 12, 2002. On December 17, 2013, the Court also granted plaintiffs’ motion for entry of a final order allowing an immediate appeal by the two named plaintiffs added in the Amended Complaint of their dismissed claims that the 2004 Plan amendment reduced benefits in violation of ERISA, and for one of them, that his post-2003 lump sum distribution should have been greater. On January 14, 2014, the Company filed a Motion to Alter or Amend the Court’s December 17, 2013 Order requesting that the Court reverse its order making the dismissed claims final and appealable or, in the alternative, stay merits discovery on the claims remaining in the district court pending resolution of the dismissed plaintiffs’ appeal. The Court denied this motion on April 30, 2014. The appeal of the dismissal of the claims of the two named plaintiffs added in the Amended Complaint was filed on May 30, 2014 and is pending. The Company recently filed a Summary Judgment motion to dismiss another class of plaintiffs that were added with the Amended Complaint. Plaintiffs have objected to this motion pending the outcome of the foregoing appeal.

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

19. STATUTORY FINANCIAL INFORMATION

The Company’s U.S. insurance subsidiaries are required to file annual statements with state regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis), as codified by the National Association of Insurance Commissioners. Permitted statutory accounting practices encompass all accounting practices that are not prescribed; such practices differ from state to state, may differ from company to company within a state, and may change in the future. The Company’s U.S. insurance subsidiaries did not have any permitted practices as of or for the years ended December 31, 2014, 2013 and 2012.

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

The following table provides statutory net income for the year ended December 31 and statutory capital and surplus as of December 31 for the periods indicated:

(in millions)	2014	2013	2012
Statutory Net Income (Loss)
U.S. Insurance Subsidiaries	$204.3	$193.2	$(47.3)
Statutory Capital and Surplus
U.S. Insurance Subsidiaries	$2,057.1	$1,834.3	$1,523.4

The minimum statutory capital and surplus necessary to satisfy the Company’s regulatory requirements was $374.6 million, $354.5 million and $329.0 million, which equals the Authorized Control Level at December 31, 2014, 2013 and 2012, respectively.

20. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The quarterly results of operations for 2014 and 2013 are summarized below.

THREE MONTHS ENDED
(in millions, except per share data)
2014	March 31	June 30	Sept. 30	Dec. 31
Total revenues	$1,243.9	$1,273.0	$1,265.6	$1,285.1
Income from continuing operations	$54.7	$82.5	$55.0	$90.1
Net income	$54.6	$82.6	$54.9	$89.9
Income from continuing operations per share:
Basic	$1.25	$1.87	$1.25	$2.05
Diluted	$1.22	$1.84	$1.22	$2.01
Net income per share:
Basic	$1.24	$1.88	$1.25	$2.04
Diluted	$1.22	$1.84	$1.22	$2.00
Dividends declared per share	$0.37	$0.37	$0.37	$0.41

THREE MONTHS ENDED
(in millions, except per share data)
2013	March 31	June 30	Sept. 30	Dec. 31
Total revenues	$1,180.3	$1,182.6	$1,201.8	$1,229.0
Income from continuing operations	$66.4	$53.1	$61.3	$64.9
Net income	$66.2	$53.4	$61.3	$70.1
Income from continuing operations per share:
Basic	$1.49	$1.21	$1.40	$1.48
Diluted	$1.47	$1.19	$1.37	$1.45
Net income per share:
Basic	$1.49	$1.21	$1.40	$1.60
Diluted	$1.46	$1.19	$1.37	$1.57
Dividends declared per share	$0.33	$0.33	$0.33	$0.37

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the updated Internal Control – Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the updated framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

ITEM 9B–OTHER INFORMATION

None.

PART III

ITEM 10–DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS OF THE REGISTRANT

Except for the portion about executive officers and our Code of Conduct which is set forth below, this information is incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2015 to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is biographical information concerning our executive officers.

Mark L. Berthiaume, 58

Senior Vice President

Chief Administration Officer

Mr. Berthiaume joined THG in 2014 as Senior Vice President, Chief Administration Officer. Prior to joining the Company, from 2001 to 2014, Mr. Berthiaume held a number of senior roles with The Chubb Corporation, last serving as Senior Vice President, International Chief Information Officer. Previously, Mr. Berthiaume was Vice President, Specialty Insurance Chief Information Officer of Orion Capital/Royal and Sunalliance Insurance Group, from 1995 to 2001, and prior to that he held a number of systems development and support positions with several insurance companies, including THG.

Christine Bilotti-Peterson, 44

Senior Vice President, Chief Human Resources Officer

Ms. Bilotti-Peterson has led Human Resources since June 2014. From January 2013 to June 2014 she served as Vice President, Human Resources for our Commercial, Specialty and Personal Lines Division. Prior to joining THG, Ms. Bilotti-Peterson spent 15 years in a variety of positions at The Hartford Financial Services Group, Inc., last serving as Vice President, Human Resources. Ms. Bilotti-Peterson started her career with Korn Ferry International, where she placed C-level executives primarily in Insurance, Financial Services and Technology.

Frederick H. Eppinger, Jr., 56

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

David B. Greenfield, 52

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

J. Kendall Huber, 60

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

Richard W. Lavey, 47

Executive Vice President

President, Personal Lines and Chief Marketing Officer

Mr. Lavey has been President, Personal Lines of THG since November 2014 and Chief Marketing Officer since 2011. Mr. Lavey joined THG in 2004 and during this time has also served in the following roles: Chief Distribution Officer, Senior Vice President, Operations and Marketing; Regional President, Northeast; and Vice President, Field Operations and Marketing & Distribution. Prior to joining the Company, Mr. Lavey worked for The Hartford Financial Services Group, Inc. and The Travelers Corp.

Andrew S. Robinson, 49

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

John C. Roche, 51

Executive Vice President

President, Business Insurance and Field Operations

Mr. Roche has been Executive Vice President, President Business Insurance since 2013 and was appointed to lead Field Operations in November 2014. Prior to that he served as Senior Vice President, President Business Insurance from 2009 to 2013. From 2007 to 2009, Mr. Roche served as Vice President, Field Operations and from 2006 to 2007, Mr. Roche was Vice President, Underwriting and Product Management, Commercial Lines. From 1994 to 2006, Mr. Roche served in a variety of leadership positions at St. Paul Travelers Companies, Inc., last serving as Vice President, Commercial Accounts. Previously, Mr. Roche served in a variety of underwriting and management positions at Fireman’s Fund Insurance Company and Atlantic Mutual Insurance Company.

Robert Stuchbery, 58

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

Mark Welzenbach, 55

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

OTHER SENIOR CORPORATE OFFICERS OF THE REGISTRANT

Bruce P. Bartell, 57

Chief Underwriting Officer, Chaucer

Mr. Bartell has been Chief Underwriting Officer of Chaucer since January 2010. Prior to his appointment as CUO, Mr. Bartell served as Active Underwriter of Chaucer Syndicate 1084 from 2006 to 2009. He was Active Underwriter for Syndicate 1096 from 2000 to 2005 and prior to that was Deputy Underwriter of Syndicate 1096 from 1993 to 2000. Mr. Bartell was Active Underwriter of Syndicate 1117 from 1989 to 1993. Before joining Chaucer in 1988, Mr. Bartell served in a variety of underwriting and management positions at companies within the London Company Insurance Market.

Ann K. Tripp, 56

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

ANNUAL MEETING OF SHAREHOLDERS

The Board of Directors of THG has scheduled the 2015 Annual Meeting of Shareholders for May 19, 2015. The record date for determining the shareholders of the Company entitled to notice of and to vote at such Annual Meeting is March 24, 2015.

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

ITEM 11–EXECUTIVE COMPENSATION

Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 19, 2015, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 12–SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2014 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by
security holders	2,951,595	$46.61	9,336,944
Equity compensation plans not approved by
security holders	-	-	-
Total	2,951,595	$46.61	9,336,944
(1)

Includes 714,975 shares of Common Stock which may be issued upon vesting of outstanding restricted stock units, performance-based restricted stock units (assuming the maximum award amount), or market-based restricted stock units (assuming the maximum award amount). The weighted average exercise price does not take these awards into account.

(2)

On May 20, 2014, shareholders approved The Hanover Insurance Group 2014 Long-Term Incentive Plan (the “2014 Stock Plan”). With respect to new share-based award issuances, the 2014 Stock Plan replaced The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan (the “2006 Stock Plan”) and authorized the issuance of 6,100,000 shares in a new share pool plus any shares subject to outstanding awards under the 2006 Stock Plan that may become available for reissuance as a result of the cash settlement, forfeiture, expiration or cancellation of such awards. In accordance with the 2014 Stock Plan, the issuance of one share of common stock in the form of an option or SAR will reduce the share pool by one share, whereas the issuance of one share of common stock for the other types of stock awards provided by the plan will reduce the pool by 3.8 shares. Additionally, on May 20, 2014, the shareholders approved The Hanover Insurance Group 2014 Employee Stock Purchase plan and the Chaucer Share Incentive Plan, authorizing the issuance of 2,500,000 and 750,000 shares, respectively, under such plans.

Additional information related to Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 19, 2015, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 13–CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 19, 2015, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 14–PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 19, 2015, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

PART IV

ITEM 15–EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)(1) FINANCIAL STATEMENTS

The consolidated financial statements and accompanying notes thereto are included on pages 84 to 134 of this Form 10-K.

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

2.2

Stock Purchase Agreement, dated July 30, 2008, by and between the Registrant and Commonwealth Annuity and Life Insurance Company (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K), previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 4, 2008 and incorporated herein by reference.

3.1

Certificate of Incorporation of the Registrant, previously filed as Exhibit 3.1 to the Registrant’s Annual Report on
Form 10-K filed with the Commission on March 16, 2006 and incorporated herein by reference.

3.2	Amended By-Laws of the Registrant, previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 21, 2006 and incorporated herein by reference.

4.1	Specimen Certificate of Common Stock, previously filed as Exhibit 4 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2006 and incorporated herein by reference.

4.2

Form of Indenture relating to the Debentures between the Registrant and State Street Bank & Trust Company, as trustee, previously filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-96764) filed with the Commission on September 11, 1995 and incorporated herein by reference.

4.3	Form of Global Debenture, previously filed as Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2006 and incorporated herein by reference.

4.4

Indenture dated February 3, 1997 relating to the Junior Subordinated Debentures of the Registrant, previously filed as Exhibit 3 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 5, 1997 and incorporated herein by reference.

4.5

First Supplemental Indenture dated July 30, 2009 amending the indenture dated February 3, 1997 relating to the Junior Subordinated Debentures of the Registrant, previously filed as Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2010 and incorporated herein by reference.

4.6

Form of Global Security representing $300,000,000 principal amount of Junior Subordinated Debentures of the Registrant, previously filed as Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2010 and incorporated herein by reference.

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

4.9

Second Supplemental Indenture dated as of June 17, 2011, between the Registrant and U.S. Bank National Association, as trustee, including the form of Global Note attached as Annex A thereto, supplementing the Indenture dated as of January 21, 2010, previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 17, 2011 and incorporated herein by reference.

4.10

Indenture, dated as of March 20, 2013, by and between the Registrant and U.S. Bank National Association, previously filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (No: 333-187373) filed with the Commission on March 20, 2013 and incorporated herein by reference.

4.11

First Supplemental Indenture dated as of March 27, 2013, between the Registrant and U.S. Bank National Association, as trustee, supplementing the Indenture dated as of March 20, 2013, previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 27, 2013 and incorporated herein by reference.

4.12

Form of Security Certificate representing the 6.35% Subordinated Debentures due 2053, previously filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 27, 2013 and incorporated herein by reference.

Management agrees to furnish the Securities and Exchange Commission, upon request, a copy of any other agreements or instruments of the Registrant and its subsidiaries defining the rights of holders of any non-registered debt whose authorized principal amount does not exceed 10% of Registrant’s total consolidated assets.

+10.1

State Mutual Life Assurance Company of America Excess Benefit Retirement Plan, previously filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (No. 33-91766) filed with the Commission on May 1, 1995 and incorporated herein by reference.

+10.2	The Hanover Insurance Group Cash Balance Pension Plan, as amended.

+10.3	The Hanover Insurance Group Retirement Savings Plan, as amended.

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

+10.6

Form of Amended and Restated Non-Qualified Stock Option Agreement under The Hanover Insurance Group, Inc. Amended Long-Term Stock Incentive Plan, previously filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 21, 2007 and incorporated herein by reference.

+10.7

Amendment to Outstanding Stock Options Issued under the Registrant’s 2006 Long-Term Incentive Plan and Amended Long-Term Stock Incentive Plan, previously filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 8, 2011 and incorporated herein by reference.

+10.8

The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan, as amended, previously filed as Annex I to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on March 29, 2012 and incorporated herein by reference.

+10.9

Form of Non-Qualified Stock Option Agreement under The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 21, 2007 and incorporated herein by reference.

+10.10

Form of Non-Qualified Stock Option Agreement under The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan, previously filed as Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 27, 2009 and incorporated herein by reference.

+10.11

Form of Non-Qualified Stock Option Agreement under The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan, previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 8, 2011 and incorporated herein by reference.

+10.12

Form of Non-Qualified Stock Option Agreement under The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan, previously filed as Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 26, 2013 and incorporated herein by reference.

+10.13

Form of Restricted Stock Unit Agreement under The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan, previously filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 27, 2009 and incorporated herein by reference.

+10.14

Form of Restricted Stock Unit Agreement under The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan, previously filed as Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 26, 2013 and incorporated herein by reference.

+10.15

Form of Performance-Based Restricted Stock Unit Agreement under The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan, previously filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 27, 2009 and incorporated herein by reference.

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

+10.18

The Hanover Insurance Group 2014 Long-Term Incentive Plan, previously filed as Annex I to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 3, 2014 and incorporated herein by reference.

+10.19

Form of Non-Qualified Stock Option Agreement under The Hanover Insurance Group 2014 Long-Term Incentive Plan, previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 20, 2014 and incorporated herein by reference.

+10.20

Form of Performance-Based Restricted Stock Unit Agreement under The Hanover Insurance Group 2014 Long-Term Incentive Plan, previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 20, 2014 and incorporated herein by reference.

+10.21

Form of Restricted Stock Unit Agreement under The Hanover Insurance Group 2014 Long-Term Incentive Plan, previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 20, 2014 and incorporated herein by reference.

+10.22

The Hanover Insurance Group, Inc. 2009 Short-Term Incentive Compensation Plan, previously filed as Annex 2 to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on March 27, 2009 and incorporated herein by reference.

+10.23

The Hanover Insurance Group 2014 Executive Short-Term Incentive Compensation Plan, previously filed as Annex IV to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 3, 2014 and incorporated herein by reference.

+10.24

The Hanover Insurance Group Amended and Restated Employment Continuity Plan, previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 11, 2008 and incorporated herein by reference.

+10.25

Letter Agreement between David Greenfield and the Registrant dated January 20, 2011 regarding his participation in The Hanover Insurance Group Amended and Restated Employment Continuity Plan, previously filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 24, 2011 and incorporated herein by reference.

+10.26

Letter Agreement between Andrew Robinson and the Registrant dated October 15, 2012 regarding his participation in The Hanover Insurance Group Amended and Restated Employment Continuity Plan, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 19, 2012 and incorporated herein by reference.

+10.27

Description of 2013— 2014 Non-Employee Director Compensation, previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 1, 2013 and incorporated herein by reference.

+10.28

Description of 2014— 2015 Non-Employee Director Compensation, previously filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 1, 2014 and incorporated herein by reference.

+10.29

The Hanover Insurance Group, Inc. Non-Employee Director Deferral Plan, previously filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 27, 2009 and incorporated herein by reference.

+10.30

Offer Letter, dated August 14, 2003, between the Registrant and Frederick H. Eppinger, Jr., as amended December 10, 2008, previously filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 27, 2009 and incorporated herein by reference.

+10.31

Description of 2013 Named Executive Officer Short-Term Incentive Compensation Program Awards, 2014 Named Executive Officer Short-Term Incentive Compensation Programs and 2014 Named Executive Officer Long-Term Incentive Compensation Programs, previously filed as Item 5.02 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 21, 2014 and incorporated herein by reference.

+10.32

IRC Section 162(m) Deferral Letter for Certain Executive Officers of the Registrant, previously filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 27, 2009 and incorporated herein by reference.

+10.33

Service Agreement dated January 20, 2010 by and between Robert Stuchbery and Chaucer Holdings plc, previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2011 and incorporated herein by reference.

+10.34	Chaucer Pension Scheme, as amended, previously filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2011 and incorporated herein by reference.

+10.35

Robert Stuchbery Retention Agreement dated August 23, 2011, previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 8, 2011 and incorporated herein by reference.

+10.36

The Chaucer Share Incentive Plan, previously filed as Annex II to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 3, 2014 and incorporated herein by reference.

+10.37

Description of 2012 Chaucer Annual Bonus Scheme, previously filed as Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 26, 2013 and incorporated herein by reference.

+10.38

Description of Robert Stuchbery’s 2012 Long-Term Incentive Award, previously filed as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 26, 2013 and incorporated herein by reference.

+10.39

2011 Chaucer Long-Term Incentive Plan, previously filed as Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 26, 2013 and incorporated herein by reference.

+10.40

The Hanover Insurance Group 2014 Amended and Restated Employee Stock Purchase Plan, previously filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-8 (File No. 333-196107) filed with the Commission on May 20, 2014 and incorporated herein by reference.

10.41

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

10.42

Guaranty Agreement, dated November 28, 2011, among the Registrant and Lloyds TSB Bank plc, as Facility Agent and Security Agent (each as defined therein), previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 1, 2011 and incorporated herein by reference.

10.43

Federal Home Loan Bank of Boston Agreement for Advances, Collateral Pledge, and Security Agreement dated September 11, 2009, previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 4, 2009 and incorporated herein by reference.

10.44

Form of Accident and Health Coinsurance Agreement between The Hanover Insurance Company, as Reinsurer, and First Allmerica Financial Life Insurance Company (the schedules and certain exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K), previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 4, 2008 and incorporated by reference herein.

10.45

Credit Agreement, dated August 2, 2011, among the Registrant, as Borrower, Wells Fargo Bank, National Association, as administrative agent, and various other lender parties, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 3, 2011 and incorporated herein by reference.

10.46

Credit Agreement, dated November 12, 2013, among the Registrant, as Borrower, JPMorgan Chase Bank, N.A., as administrative agent, and various other lender parties, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 18, 2013 and incorporated herein by reference.

10.47

Amendment and Restatement Agreement with Amended and Restated Standby Letter of Credit Facility Agreement, dated November 15, 2013, among Chaucer Holdings plc and the lenders party thereto from time to time, Lloyds Bank plc, Barclays Bank PLC and The Royal Bank of Scotland plc as mandated lead arrangers and Lloyds Bank plc as bookrunner, overdraft provider, facility agent of the other Finance Parties (as defined therein) and security agent to the Secured Parties (as defined therein), previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 18, 2013 and incorporated herein by reference.

10.48

Guaranty Agreement, dated November 15, 2013, among the Registrant and Lloyds Bank plc, as Facility Agent and Security Agent (each as defined therein), previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 18, 2013 and incorporated herein by reference.

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

101

The following materials from The Hanover Insurance Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012; (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012; (iii) Consolidated Balance Sheets at December 31, 2014 and 2013; (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; (vi) related notes to these consolidated financial statements; and (vii) Financial Statement Schedules.

+Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HANOVER INSURANCE GROUP, INC.
Registrant

Date: February 23, 2015	By:	/S/ FREDERICK H. EPPINGER, JR.
Frederick H. Eppinger, Jr.,
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 23, 2015	By:	/S/ FREDERICK H. EPPINGER, JR.
Frederick H. Eppinger, Jr.,
President, Chief Executive Officer and Director

Date: February 23, 2015	By:	/S/ DAVID B. GREENFIELD
David B. Greenfield,
Executive Vice President, Chief Financial Officer
and Principal Accounting Officer

Date: February 23, 2015	By:	*
Michael P. Angelini,
Chairman of the Board

Date: February 23, 2015	By:	*
Richard H. Booth,
Director

Date: February 23, 2015	By:	*
P. Kevin Condron,
Director

Date: February 23, 2015	By:	*
Neal F. Finnegan,
Director

Date: February 23, 2015	By:	*
Karen C. Francis,
Director

Date: February 23, 2015	By:	*
Daniel T. Henry, Director

Date: February 23, 2015	By:	*
Wendell J. Knox,
Director

Date: February 23, 2015	By:	*
Robert J. Murray,
Director

Date: February 23, 2015	By:	*
Joseph R. Ramrath,
Director

Date: February 23, 2015	By:	*
Harriett Tee Taggart,
Director

Date: February 23, 2015	*By:	/S/ DAVID B. GREENFIELD
David B. Greenfield,
Attorney-in-fact

SCHEDULE I

THE HANOVER INSURANCE GROUP, INC.

SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES

DECEMBER 31, 2014
(in millions)
Type of investment	Cost (1)		Value	Amount at which shown in the balance sheet
Fixed maturities:
Bonds:
United States Government and agencies and authorities	$1,137.4		$1,154.9	$1,154.9
States, municipalities and political subdivisions	1,078.7		1,137.1	1,137.1
Foreign governments	339.2		343.8	343.8
Public utilities	348.5		372.0	372.0
All other corporate bonds	4,158.8		4,287.2	4,287.2
Total fixed maturities	7,062.6		7,295.0	7,295.0
Equity securities:
Common stocks:
Public utilities	92.7		116.4	116.4
Banks, trusts and insurance companies	10.3		10.6	10.6
Industrial, miscellaneous and all other	393.5		435.0	435.0
Nonredeemable preferred stocks	10.1		18.8	18.8
Total equity securities	506.6		580.8	580.8
Mortgage loans on real estate (2)	94.9		XXXXX	94.9
Real estate	10.0		XXXXX	10.0
Other long-term investments (3)	182.9		XXXXX	186.5
Short-term investments	83.1		XXXXX	83.1
Total investments	$7,940.1	$	XXXXX	$8,250.3

(1)	For equity securities, represents original cost, and for fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums and accretion of discounts.
(2)

Includes $93.4 million of participating interests in investment grade commercial mortgage loans originated and serviced by a third party. The Company shares, on a pro rata basis, in all related cash flows of the underlying mortgages. Due to certain reacquisition rights retained by the third party in the loan participation arrangement, the Company accounted for its participatory interest in mortgage loans as secured borrowings.

(3)	The cost of other long-term investments differs from the carrying value due to market value changes in the Company's equity ownership of limited partnership investments.

SCHEDULE II

THE HANOVER INSURANCE GROUP, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY ONLY

STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31	2014	2013	2012
(in millions)
Revenues
Net investment income	$3.9	$5.5	$6.6
Net realized gains from sales and other	-	0.8	2.5
Interest income from loan to subsidiary	22.5	22.5	22.5
Other income	0.1	0.1	0.1
Total revenues	26.5	28.9	31.7
Expenses
Interest expense	54.1	55.3	48.6
Loss from retirement of debt	0.1	19.9	-
Employee benefit related expenses	11.1	6.2	5.3
Costs (benefit) related to acquired businesses	-	(6.4)	2.6
Other operating expenses	8.1	8.0	8.0
Total expenses	73.4	83.0	64.5
Net loss before income taxes and equity in income of unconsolidated subsidiaries	(46.9)	(54.1)	(32.8)
Income tax benefit	52.1	37.3	40.5
Equity in income of unconsolidated subsidiaries	277.4	262.5	47.5
Income from continuing operations	282.6	245.7	55.2
(Loss) income from discontinued operations (net of income tax (benefit) expense
of $(0.2), $4.1 and $(0.1) in 2014, 2013 and 2012)	(0.6)	5.3	0.7
Net income	$282.0	$251.0	$55.9

The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II (CONTINUED)

THE HANOVER INSURANCE GROUP, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY ONLY

BALANCE SHEETS

DECEMBER 31	2014	2013
(in millions, except per share data)
Assets
Fixed maturities - at fair value (amortized cost of $102.1 and $98.5)	$105.2	$101.7
Equity securities - at fair value (cost of $1.0)	1.1	1.1
Cash and cash equivalents	14.5	20.7
Investments in unconsolidated subsidiaries	3,129.8	2,876.0
Net receivable from subsidiaries	20.4	23.0
Deferred income taxes	62.8	49.1
Current income tax receivable	-	8.3
Loan receivable from subsidiary	300.0	300.0
Other assets	14.0	17.6
Total assets	$3,647.8	$3,397.5
Liabilities
Expenses and state taxes payable	$15.0	$16.0
Current income tax payable	2.2	-
Interest payable	8.1	8.1
Debt	778.5	778.9
Total liabilities	803.8	803.0
Shareholders' Equity
Preferred stock, par value $0.01 per share, 20.0 million shares authorized, none issued	-	-
Common stock, par value $0.01 per share, 300.0 million shares authorized, 60.5 million shares issued	0.6	0.6
Additional paid-in-capital	1,830.7	1,830.1
Accumulated other comprehensive income	206.4	177.6
Retained earnings	1,558.7	1,349.1
Treasury stock at cost (16.6 and 16.8 million)	(752.4)	(762.9)
Total shareholders' equity	2,844.0	2,594.5
Total liabilities and shareholders' equity	$3,647.8	$3,397.5

The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II (CONTINUED)

THE HANOVER INSURANCE GROUP, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY ONLY

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31	2014	2013	2012
(in millions)
Cash flows from operating activities
Net income	$282.0	$251.0	$55.9
Adjustments to reconcile net income to net cash
provided by operating activities:
Loss (gain) from discontinued operations	0.6	2.5	(0.7)
Loss from retirement of debt	0.1	19.9	0.1
Equity in net income of unconsolidated subsidiaries	(277.4)	(262.5)	(47.5)
Net realized investment gains	-	(0.8)	(2.5)
Dividends received from unconsolidated subsidiaries	70.2	12.5	1.0
Deferred income tax (benefit) expense	(29.9)	(32.3)	3.9
Change in expenses and taxes payable	11.4	0.1	6.2
Change in net payable from subsidiaries	16.9	16.5	30.7
Other, net	4.3	3.4	2.8
Net cash provided by operating activities	78.2	10.3	49.9
Cash flows from investing activities
Proceeds from disposals and maturities of fixed maturities	25.6	122.9	44.2
Purchase of fixed maturities	(28.6)	(90.8)	(2.2)
Net cash used for business acquisitions	(2.3)	(2.2)	(3.4)
Net cash (used in) provided by investing activities	(5.3)	29.9	38.6
Cash flows from financing activities
Proceeds from debt borrowings	-	168.6	-
Repurchases of debt	(0.7)	(93.6)	(0.7)
Dividends paid to shareholders	(67.0)	(60.0)	(55.1)
Repurchase of common stock	(20.4)	(78.2)	(20.0)
Proceeds from exercise of employee stock options	12.6	25.0	2.6
Other financing activities	(3.6)	(5.1)	(0.4)
Net cash used in financing activities	(79.1)	(43.3)	(73.6)
Net change in cash and cash equivalents	(6.2)	(3.1)	14.9
Cash and cash equivalents, beginning of year	20.7	23.8	8.9
Cash and cash equivalents, end of year	$14.5	$20.7	$23.8

Included in other operating cash flows was the cash portion of dividends received from unconsolidated subsidiaries. Cash payments of $70.2  million, $12.5 million and $1.0 million in 2014, 2013 and 2012, and investment assets of $1.0 million and $17.9 million were transferred to the parent company in 2014 and 2012, respectively, to settle dividend and other intercompany balances. There were no assets transferred to the parent company from its subsidiaries in 2013 to settle balances.

The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE III

THE HANOVER INSURANCE GROUP, INC.

SUPPLEMENTARY INSURANCE INFORMATION

DECEMBER 31, 2014
(in millions)
Segments	Deferred acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred acquisition costs	Other operating expenses	Premiums written
Commercial,
Personal and Other	$370.3	$3,960.8	$1,815.8	$5.1	$3,488.5	$226.1	$2,293.8	$748.5	$481.0	$3,578.7
Chaucer	155.4	2,425.8	768.1	-	1,221.8	44.2	633.7	291.5	182.9	1,231.4
Interest on Debt	-	-	-	-	-	-	-	-	65.2	-
Eliminations	-	-	-	-	-	-	-	-	(7.0)	-
Total	$525.7	$6,386.6	$2,583.9	$5.1	$4,710.3	$270.3	$2,927.5	$1,040.0	$722.1	$4,810.1

DECEMBER 31, 2013
(in millions)
Segments	Deferred acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred acquisition costs	Other operating expenses	Premiums written
Commercial,
Personal and Other	$354.2	$3,845.9	$1,727.1	$4.1	$3,412.6	$226.3	$2,222.9	$729.8	$503.0	$3,435.2
Chaucer	151.8	2,381.5	788.7	-	1,037.9	42.7	538.2	241.2	170.8	1,117.5
Interest on Debt	-	-	-	-	-	-	-	-	65.3	-
Eliminations	-	-	-	-	-	-	-	-	(6.6)	-
Total	$506.0	$6,227.4	$2,515.8	$4.1	$4,450.5	$269.0	$2,761.1	$971.0	$732.5	$4,552.7

DECEMBER 31, 2012
(in millions)
Segments	Deferred acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred acquisition costs	Other operating expenses	Premiums written
Commercial,
Personal and Other	$346.6	$3,784.9	$1,711.1	$4.1	$3,272.3	$236.1	$2,467.2	$704.2	$436.5	$3,377.9
Chaucer	142.9	2,408.0	763.7	-	966.8	40.2	507.2	233.9	157.6	990.5
Interest on Debt	-	-	-	-	-	-	-	-	61.9	-
Eliminations	-	-	-	-	-	0.3	-	-	(6.5)	-
Total	$489.5	$6,192.9	$2,474.8	$4.1	$4,239.1	$276.6	$2,974.4	$938.1	$649.5	$4,368.4

SCHEDULE IV

THE HANOVER INSURANCE GROUP, INC.

REINSURANCE

Incorporated herein by reference to Note 16 —“Reinsurance” in the Notes of the Consolidated Financial Statements included in Financial Statements and Supplemental Data of this Form 10-K.

SCHEDULE V

THE HANOVER INSURANCE GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

DECEMBER 31
		Additions
(in millions) Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts(1)	Deductions	Balance at end of period
2014
Allowance for doubtful accounts	$3.1	$9.4	$-	$(9.3)	$3.2
Allowance for uncollectible reinsurance recoverables	20.7	0.9	(0.3)	(5.4)	15.9
	$23.8	$10.3	$(0.3)	$(14.7)	$19.1

2013
Allowance for doubtful accounts	$2.8	$8.1	$-	$(7.8)	$3.1
Allowance for uncollectible reinsurance recoverables	16.9	3.6	0.5	(0.3)	20.7
	$19.7	$11.7	$0.5	$(8.1)	$23.8

2012
Allowance for doubtful accounts	$2.3	$8.1	$-	$(7.6)	$2.8
Allowance for uncollectible reinsurance recoverables	16.4	0.4	0.9	(0.8)	16.9
	$18.7	$8.5	$0.9	$(8.4)	$19.7

(1)	Amount charged to other accounts includes foreign exchange gains and losses.

SCHEDULE VI

THE HANOVER INSURANCE GROUP, INC.

SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS

YEARS ENDED DECEMBER 31
(in millions)
Affiliation with Registrant	Deferred acquisition costs	Reserves for unpaid claims and claim adjustment expenses (1)	Discount, if any, deducted from previous column (2)	Unearned premiums (1)	Earned premiums	Net investment income
Consolidated Property and Casualty
Subsidiaries
2014	$525.7	$6,391.7	$-	$2,583.9	$4,710.3	$270.3
2013	$506.0	$6,231.5	$-	$2,515.8	$4,450.5	$269.0
2012	$489.5	$6,197.0	$-	$2,474.8	$4,239.1	$276.6

		Claims and claim adjustment expenses incurred related to
		Current year	Prior years	Amortization of deferred acquisition costs	Paid claims and claim adjustment expenses	Premiums written
2014		$3,026.6	$(99.1)	$1,040.0	$2,727.6	$4,810.1
2013		$2,837.4	$(76.3)	$971.0	$2,683.3	$4,552.7
2012		$2,990.2	$(15.8)	$938.1	$2,714.1	$4,368.4
(1)

Reserves for unpaid claims and claim adjustment expenses are shown gross of $1,983.0 million, $2,030.4 million and $2,074.3 million of reinsurance recoverable on unpaid losses in 2014, 2013 and 2012, respectively. Unearned premiums are shown gross of prepaid premiums of $197.8 million, $219.0 million and $275.4 million in 2014, 2013 and 2012, respectively. Reserves for unpaid claims and claims adjustment expense also include policyholder dividends.

(2)	The Company does not use discounting techniques.