Form 10-Q
period 2015-03-31
HANOVER INSURANCE GROUP, INC.
filed 2015-05-01
CIK 944695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares outstanding of the registrant’s common stock was 44,217,676 as of April 29, 2015.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(In millions, except per share data)	2015	2014
Revenues
Premiums	$1,211.0	$1,163.0
Net investment income	70.1	67.0
Net realized investment gains (losses):
Net realized gains from sales and other	12.1	4.4
Net other–than–temporary impairment losses on investments
recognized in earnings	(2.7)	-
Total net realized investment gains	9.4	4.4
Fees and other income	8.2	9.5
Total revenues	1,298.7	1,243.9

Losses and expenses
Losses and loss adjustment expenses	773.1	750.5
Amortization of deferred acquisition costs	260.6	253.7
Interest expense	15.9	16.3
Other operating expenses	172.1	151.3
Total losses and expenses	1,221.7	1,171.8
Income before income taxes	77.0	72.1

Income tax (benefit) expense:
Current	29.2	9.2
Deferred	(7.1)	8.2
Total income tax expense	22.1	17.4

Income from continuing operations	54.9	54.7
Net loss from discontinued operations (net of income tax benefit of $0.1 for
the three months ended March 31, 2014)	-	(0.1)
Net income	$54.9	$54.6

Earnings per common share:
Basic:
Income from continuing operations	$1.24	$1.25
Net loss from discontinued operations	-	(0.01)
Net income per share	$1.24	$1.24
Weighted average shares outstanding	44.2	43.9

Diluted:
Income from continuing operations	$1.22	$1.22
Net loss from discontinued operations	-	-
Net income per share	$1.22	$1.22
Weighted average shares outstanding	45.1	44.8

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(In millions)	2015	2014
Net income	$54.9	$54.6
Other comprehensive income (loss), net of tax:
Available-for-sale securities and derivative instruments:
Net appreciation during the period	29.1	47.2
Change in other-than-temporary impairment losses
recognized in other comprehensive income	(2.3)	1.6
Total available-for-sale securities and derivative instruments	26.8	48.8
Pension and postretirement benefits:
Net amount arising in the period	1.9	-
Amortization recognized as net periodic benefit and
postretirement cost	1.7	1.8
Total pension and postretirement benefits	3.6	1.8
Cumulative foreign currency translation adjustment:
Amount recognized as cumulative foreign currency
translation during the period	(9.9)	(0.1)
Total other comprehensive income, net of tax	20.5	50.5
Comprehensive income	$75.4	$105.1

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
(In millions, except share data)	2015	2014
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $7,056.5 and $7,145.7)	$7,341.6	$7,378.1
Equity securities, at fair value (cost of $527.2 and $506.6)	593.0	580.8
Other investments	277.6	291.4
Total investments	8,212.2	8,250.3
Cash and cash equivalents	403.9	373.3
Accrued investment income	68.0	66.9
Premiums and accounts receivable, net	1,451.5	1,360.9
Reinsurance recoverable on paid and unpaid losses and unearned premiums	2,334.8	2,268.2
Deferred acquisition costs	533.3	525.7
Deferred income taxes	123.1	131.2
Goodwill	184.3	184.6
Other assets	504.3	486.6
Assets of discontinued operations	110.2	112.0
Total assets	$13,925.6	$13,759.7

Liabilities
Loss and loss adjustment expense reserves	$6,483.6	$6,391.7
Unearned premiums	2,645.7	2,583.9
Expenses and taxes payable	637.8	695.4
Reinsurance premiums payable	303.9	226.8
Debt	841.5	903.5
Liabilities of discontinued operations	113.2	114.4
Total liabilities	11,025.7	10,915.7

Commitments and contingencies
Shareholders’ Equity
Preferred stock, par value $0.01 per share; 20.0 million shares authorized; none issued	-	-
Common stock, par value $0.01 per share; 300.0 million shares authorized; 60.5 million
shares issued	0.6	0.6
Additional paid-in capital	1,828.1	1,830.7
Accumulated other comprehensive income	226.9	206.4
Retained earnings	1,588.4	1,558.7
Treasury stock at cost (16.5 and 16.6 million shares)	(744.1)	(752.4)
Total shareholders’ equity	2,899.9	2,844.0
Total liabilities and shareholders’ equity	$13,925.6	$13,759.7

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended
	March 31,
(In millions)	2015	2014
Preferred Stock
Balance at beginning and end of period	$-	$-
Common Stock
Balance at beginning and end of period	0.6	0.6
Additional Paid-in Capital
Balance at beginning of period	1,830.7	1,830.1
Employee and director stock-based awards and other	(2.6)	(8.7)
Balance at end of period	1,828.1	1,821.4
Accumulated Other Comprehensive Income (Loss), net of tax
Net Unrealized Appreciation on Investments and Derivative Instruments:
Balance at beginning of period	300.9	259.3
Net appreciation on available-for-sale securities and derivative instruments	26.8	48.8
Balance at end of period	327.7	308.1
Defined Benefit Pension and Postretirement Plans:
Balance at beginning of period	(84.3)	(76.1)
Net amount arising in the period	1.9	-
Net amount recognized as net periodic benefit cost	1.7	1.8
Balance at end of period	(80.7)	(74.3)
Cumulative Foreign Currency Translation Adjustment:
Balance at beginning of period	(10.2)	(5.6)
Amount recognized as cumulative foreign currency translation during the period	(9.9)	(0.1)
Balance at end of period	(20.1)	(5.7)
Total accumulated other comprehensive income	226.9	228.1
Retained Earnings
Balance at beginning of period	1,558.7	1,349.1
Net income	54.9	54.6
Dividends to shareholders	(18.2)	(16.3)
Stock-based compensation	(7.0)	-
Balance at end of period	1,588.4	1,387.4
Treasury Stock
Balance at beginning of period	(752.4)	(762.9)
Shares purchased at cost	(8.5)	(6.3)
Net shares reissued at cost under employee stock-based compensation plans	16.8	12.8
Balance at end of period	(744.1)	(756.4)
Total shareholders’ equity	$2,899.9	$2,681.1

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
(In millions)	2015	2014
Cash Flows From Operating Activities
Net income	$54.9	$54.6
Adjustments to reconcile net income to net cash provided by operating activities:
Net loss from repurchase of debt	16.7	-
Net realized investment gains	(9.4)	(4.4)
Net amortization and depreciation	8.1	9.1
Stock-based compensation expense	3.3	3.5
Amortization of defined benefit plan costs	2.6	2.5
Deferred income taxes (benefit) expense	(7.1)	8.2
Change in deferred acquisition costs	(7.6)	(14.1)
Change in premiums receivable, net of reinsurance premiums payable	(13.6)	(17.7)
Change in loss, loss adjustment expense and unearned premium reserves	222.0	160.3
Change in reinsurance recoverable	(85.5)	(45.0)
Change in expenses and taxes payable	(62.9)	(76.5)
Other, net	(37.3)	(17.6)
Net cash provided by operating activities	84.2	62.9

Cash Flows From Investing Activities
Proceeds from disposals and maturities of fixed maturities	412.6	369.6
Proceeds from disposals of equity securities and other investments	113.2	16.8
Purchase of fixed maturities	(375.1)	(333.5)
Purchase of equity securities and other investments	(110.7)	(109.8)
Capital expenditures	(3.8)	(3.1)
Net cash provided by (used in) investing activities	36.2	(60.0)

Cash Flows From Financing Activities
Proceeds from exercise of employee stock options	7.2	3.8
Change in cash collateral related to securities lending program	10.1	5.8
Dividends paid to shareholders	(18.2)	(16.3)
Repurchases of debt	(78.2)	-
Repurchases of common stock	(8.5)	(6.3)
Other financing activities	(1.9)	(1.5)
Net cash used in financing activities	(89.5)	(14.5)
Effect of exchange rate changes on cash	(0.3)	1.7
Net change in cash and cash equivalents	30.6	(9.9)
Net change in cash related to discontinued operations	-	-
Cash and cash equivalents, beginning of period	373.3	486.2
Cash and cash equivalents, end of period	$403.9	$476.3

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

In the opinion of the Company’s management, the accompanying interim consolidated financial statements reflect all adjustments, consisting of normal recurring items, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 24, 2015.

2. New Accounting Pronouncements

Recently Implemented Standards

In April 2014, the FASB issued Accounting Standards Codification (“ASC”) Update No. 2014-08 (Topic 205 and Topic 360) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASC update modifies the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. Also, this update requires additional financial statement disclosures about discontinued operations, as well as disposals of an individually significant component of an entity that do not qualify for discontinued operations presentation. This ASC update was effective for all disposals (or classifications as held for sale) of components of an entity that occurred within annual and interim periods beginning on or after December 15, 2014 and for all businesses that, on acquisition, were classified as held for sale that also occurred within interim and annual periods beginning on or after December 15, 2014. The Company implemented this guidance effective January 1, 2015. The effect of implementing this guidance was not material to the Company’s financial position or results of operations.

Recently Issued Standards

In April 2015, the FASB issued ASC Update No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASC update requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of a debt liability, consistent with debt discounts or premiums, and amortization of debt issuance cost shall be reported as interest expense. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASC update. The updated guidance is to be applied on a retrospective basis and early adoption is permitted. The update is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company does not expect the adoption of ASC update 2015-03 to have a material impact on its financial position or results of operations.

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

3. Income Taxes

Income tax expense for the three months ended March 31, 2015 and 2014 has been computed using estimated annual effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect current estimates of the annual effective tax rates.

For the three months ended March 31, 2015, the tax provision is comprised of a $13.7 million U.S. federal income tax expense and a $8.4 million foreign income tax expense. For the three months ended March 31, 2014, the tax provision was comprised of a $9.9 million U.S. federal income tax expense and a $7.5 million foreign income tax expense.

Although most of the Company’s non–U.S. income is subject to U.S. federal income tax, a portion of its non–U.S. income is not subject to U.S. federal income tax until repatriated. Foreign taxes on this non–U.S. income are accrued at the local foreign tax rate, as opposed to the higher U.S. statutory rate, since these earnings currently are expected to be indefinitely reinvested overseas. This assumption could change as a result of a sale of the subsidiaries, the receipt of dividends from the subsidiaries, a change in management’s intentions, or as a result of various other events. The Company has not made a provision for U.S. taxes on $4.0 million and $6.0 million of non-U.S. income for the three months ended March 31, 2015 and 2014, respectively. However, in the future, if all such earnings were distributed to the Company, taxes of $22.5 million would be payable on all such undistributed earnings from the current and prior years and would be reflected in the tax provision for the year in which these earnings are no longer intended to be indefinitely reinvested overseas, assuming all foreign tax credits are realized.

The Company or its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions, as well as foreign jurisdictions. The Company and its subsidiaries are subject to U.S. federal income tax examinations by tax authorities for years after 2010, U.S. state income tax examinations for years after 2006 and foreign examinations for years after 2011.

4.  Debt

Debt consists of the following:

(in millions)	March 31, 2015	December 31, 2014
Senior debentures maturing June 15, 2021	$300.0	$300.0
Senior debentures maturing March 1, 2020	102.4	164.6
Senior debentures maturing October 15, 2025	81.1	81.1
Subordinated debentures maturing March 30, 2053	175.0	175.0
Subordinated debentures maturing February 3, 2027	59.7	59.7
FHLBB borrowings (secured)	125.0	125.0
Total principal debt	$843.2	$905.4
Unamortized debt discount	(1.7)	(1.9)
Total	$841.5	$903.5

During the first quarter of 2015, the Company repurchased senior debentures maturing March 1, 2020, with a carrying value of $61.5 million at a cost of $78.2 million, resulting in a loss of $16.7 million, which is included in other operating expenses.

At March 31, 2015, the Company was in compliance with the covenants associated with all of its debt indentures and credit arrangements.

5. Investments

A. Fixed maturities and equity securities

The amortized cost and fair value of available-for-sale fixed maturities and the cost and fair value of equity securities were as follows:

	March 31, 2015
	Amortized	Gross	Gross		OTTI
	Cost or	Unrealized	Unrealized		Unrealized
(in millions)	Cost	Gains	Losses	Fair Value	Losses
Fixed maturities:
U.S. Treasury and government agencies	$435.7	$9.7	$1.4	$444.0	$-
Foreign government	326.6	6.2	1.6	331.2	-
Municipal	1,075.5	67.1	2.8	1,139.8	-
Corporate	3,776.5	193.6	28.1	3,942.0	11.0
Residential mortgage-backed	754.5	25.0	1.5	778.0	0.3
Commercial mortgage-backed	507.5	17.9	0.2	525.2	-
Asset-backed	180.2	1.3	0.1	181.4	-
Total fixed maturities	$7,056.5	$320.8	$35.7	$7,341.6	$11.3
Equity securities	$527.2	$68.6	$2.8	$593.0	$-

	December 31, 2014
	Amortized	Gross	Gross		OTTI
	Cost or	Unrealized	Unrealized		Unrealized
(in millions)	Cost	Gains	Losses	Fair Value	Losses
Fixed maturities:
U.S. Treasury and government agencies	$516.3	$7.6	$3.5	$520.4	$-
Foreign government	349.4	5.2	0.6	354.0	-
Municipal	1,079.6	62.4	4.0	1,138.0	-
Corporate	3,746.3	166.3	31.8	3,880.8	7.4
Residential mortgage-backed	770.4	21.7	3.0	789.1	0.4
Commercial mortgage-backed	516.7	12.4	1.3	527.8	-
Asset-backed	167.0	1.2	0.2	168.0	-
Total fixed maturities	$7,145.7	$276.8	$44.4	$7,378.1	$7.8
Equity securities	$506.6	$76.8	$2.6	$580.8	$-

Other-than-temporary impairments (“OTTI”) unrealized losses in the tables above represent OTTI recognized in accumulated other comprehensive income. This amount excludes net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date of $12.1 million and $12.3 million as of March 31, 2015 and December 31, 2014, respectively.

 The amortized cost and fair value by maturity periods for fixed maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or the Company may have the right to put or sell the obligations back to the issuers.

	March 31, 2015
	Amortized	Fair
(in millions)	Cost	Value
Due in one year or less	$452.2	$457.1
Due after one year through five years	2,363.3	2,462.0
Due after five years through ten years	2,206.1	2,302.7
Due after ten years	592.7	635.2
	5,614.3	5,857.0
Mortgage-backed and asset-backed securities	1,442.2	1,484.6
Total fixed maturities	$7,056.5	$7,341.6

B. Securities in an unrealized loss position

The following tables provide information about the Company’s fixed maturities and equity securities that were in an unrealized loss position at March 31, 2015 and December 31, 2014 including the length of time the securities have been in an unrealized loss position:

	March 31, 2015
	12 months or less		Greater than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in millions)	Losses	Value	Losses	Value	Losses	Value
Fixed maturities:
Investment grade:
U.S. Treasury and government agencies	$0.2	$27.3	$1.2	$100.7	$1.4	$128.0
Foreign governments	0.9	33.8	0.7	5.5	1.6	39.3
Municipal	0.4	56.5	2.4	80.0	2.8	136.5
Corporate	6.8	209.2	7.1	110.4	13.9	319.6
Residential mortgage-backed	0.1	30.4	1.4	57.3	1.5	87.7
Commercial mortgage-backed	0.1	45.2	0.1	17.7	0.2	62.9
Asset-backed	0.1	28.8	-	10.8	0.1	39.6
Total investment grade	8.6	431.2	12.9	382.4	21.5	813.6
Below investment grade:
Corporate	12.1	94.7	2.1	19.5	14.2	114.2
Total fixed maturities	20.7	525.9	15.0	401.9	35.7	927.8
Equity securities	2.7	115.1	0.1	3.5	2.8	118.6
Total	$23.4	$641.0	$15.1	$405.4	$38.5	$1,046.4

	December 31, 2014
	12 months or less		Greater than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in millions)	Losses	Value	Losses	Value	Losses	Value
Fixed maturities:
Investment grade:
U.S. Treasury and government agencies	$-	$52.2	$3.5	$137.9	$3.5	$190.1
Foreign governments	0.4	20.8	0.2	24.2	0.6	45.0
Municipal	0.3	57.1	3.7	140.2	4.0	197.3
Corporate	7.8	393.3	9.3	217.4	17.1	610.7
Residential mortgage-backed	0.2	36.4	2.8	98.0	3.0	134.4
Commercial mortgage-backed	0.4	90.4	0.9	60.8	1.3	151.2
Asset-backed	0.1	46.6	0.1	13.2	0.2	59.8
Total investment grade	9.2	696.8	20.5	691.7	29.7	1,388.5
Below investment grade:
Corporate	12.2	114.9	2.5	28.3	14.7	143.2
Total fixed maturities	21.4	811.7	23.0	720.0	44.4	1,531.7
Equity securities	2.2	130.2	0.4	3.9	2.6	134.1
Total	$23.6	$941.9	$23.4	$723.9	$47.0	$1,665.8

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

C. Other investments

In accordance with Lloyd’s operating guidelines, the Company deposits funds at Lloyd’s to support underwriting operations. These funds are available only to fund claim obligations. These assets consisted of approximately $436 million of fixed maturities and $3 million of cash and cash equivalents as of March 31, 2015. The Company also deposits funds with various state and governmental authorities in the U.S. For a discussion of the Company’s deposits with state and governmental authorities, see also Note 3 – “Investments” of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2014.

D. Proceeds from sales

The proceeds from sales of available-for-sale securities and gross realized gains and losses on those sales, were as follows:

	Three Months Ended March 31,
	2015			2014
	Proceeds from	Gross	Gross	Proceeds from	Gross	Gross
(in millions)	Sales	Gains	Losses	Sales	Gains	Losses
Fixed maturities	$230.3	$2.3	$3.3	$137.6	$2.2	$1.2
Equity securities	$84.7	$12.4	$-	$12.4	$1.9	$0.1

E. Other-than-temporary impairments

For the three months ended March 31, 2015,  total OTTI of fixed maturities and equity securities were $6.3 million.  Of this amount, $2.7 million was recognized in earnings and the remaining $3.6 million was recorded as unrealized losses in accumulated other comprehensive income.  For the three months ended March 31, 2014, the Company recognized no OTTI.

The methodology and significant inputs used to measure the amount of credit losses on fixed maturities in 2015 are as follows:

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

	Three Months Ended March 31,
(in millions)	2015	2014
Credit losses at beginning of period	$4.2	$7.8
Credit losses for which an OTTI was not previously recognized	1.0	-
Reductions for securities sold, matured or called	(0.7)	(2.5)
Credit losses at end of period	$4.5	$5.3

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

The estimated fair value of the financial instruments were as follows:

	March 31, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
(in millions)	Value	Value	Value	Value
Financial Assets
Cash and cash equivalents	$403.9	$403.9	$373.3	$373.3
Fixed maturities	7,341.6	7,341.6	7,378.1	7,378.1
Equity securities	593.0	593.0	580.8	580.8
Other investments	253.3	258.9	267.4	272.2
Total financial assets	$8,591.8	$8,597.4	$8,599.6	$8,604.4
Financial Liabilities
Debt	$841.5	$989.8	$903.5	$1,021.7

The Company has processes designed to ensure that the values received from its third party pricing service are accurately recorded, that the data inputs and valuation techniques utilized are appropriate and consistently applied and that the assumptions are reasonable and consistent with the objective of determining fair value. The Company performs a review of the fair value hierarchy classifications and of prices received from its pricing service on a quarterly basis. The Company reviews the pricing services’ policies describing its methodology, processes, practices and inputs, including various financial models used to value securities. Also, the Company reviews the portfolio pricing, including securities with changes in prices that exceed a defined threshold are verified to independent sources, if available. If upon review, the Company is not satisfied with the validity of a given price, a pricing challenge would be submitted to the pricing service along with supporting documentation for its review. The Company does not adjust quotes or prices obtained from the pricing service unless the pricing service agrees with the Company’s challenge. During 2015 and 2014, the Company did not adjust any prices received from brokers or its pricing service.

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

 The following tables provide, for each hierarchy level, the Company’s assets that were measured at fair value on a recurring basis.

	March 31, 2015
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$444.0	$167.5	$276.5	$-
Foreign government	331.2	34.4	296.8	-
Municipal	1,139.8	-	1,112.6	27.2
Corporate	3,942.0	-	3,932.5	9.5
Residential mortgage-backed, U.S. agency backed	683.4	-	683.4	-
Residential mortgage-backed, non-agency	94.6	-	94.6	-
Commercial mortgage-backed	525.2	-	504.3	20.9
Asset-backed	181.4	-	180.6	0.8
Total fixed maturities	7,341.6	201.9	7,081.3	58.4
Equity securities	583.4	582.1	-	1.3
Other investments	110.2	-	106.4	3.8
Total investment assets at fair value	$8,035.2	$784.0	$7,187.7	$63.5

	December 31, 2014
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$520.4	$233.5	$286.9	$-
Foreign government	354.0	43.3	310.7	-
Municipal	1,138.0	-	1,112.3	25.7
Corporate	3,880.8	-	3,871.2	9.6
Residential mortgage-backed, U.S. agency backed	689.2	-	689.2	-
Residential mortgage-backed, non-agency	99.9	-	99.9	-
Commercial mortgage-backed	527.8	-	506.4	21.4
Asset-backed	168.0	-	168.0	-
Total fixed maturities	7,378.1	276.8	7,044.6	56.7
Equity securities	571.5	570.3	-	1.2
Other investments	136.4	-	132.6	3.8
Total investment assets at fair value	$8,086.0	$847.1	$7,177.2	$61.7

The following tables provide, for each hierarchy level, the Company’s estimated fair values of financial instruments that were not carried at fair value:

	March 31, 2015
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$403.9	$403.9	$-	$-
Equity securities	9.6	-	9.6	-
Other investments	148.7	-	-	148.7
Liabilities:
Debt	$989.8	$-	$989.8	$-

	December 31, 2014
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$373.3	$373.3	$-	$-
Equity securities	9.3	-	9.3	-
Other investments	135.8	-	-	135.8
Liabilities:
Debt	$1,021.7	$-	$1,021.7	$-

The tables below provide a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fixed Maturities
(in millions)	Municipal	Corporate	Residential mortgage-backed, non-agency	Commercial mortgage-backed	Asset-backed	Total	Equity and Other	Total Assets
Three Months Ended
March 31, 2015
Balance January 1, 2015	$25.7	$9.6	$-	$21.4	$-	$56.7	$5.0	$61.7
Transfers into Level 3	-	-	-	-	0.8	0.8	-	0.8
Total gains (losses):
Included in other comprehensive
income - net appreciation (depreciation) on available-for-sale securities	0.4	(0.1)	-	0.3	-	0.6	0.1	0.7
Purchases and sales:
Purchases	1.7	-	-	-	-	1.7	-	1.7
Sales	(0.6)	-	-	(0.8)	-	(1.4)	-	(1.4)
Balance March 31, 2015	$27.2	$9.5	$-	$20.9	$0.8	$58.4	$5.1	$63.5

Three Months Ended
March 31, 2014
Balance January 1, 2014	$25.6	$13.0	$0.5	$22.9	$-	$62.0	$42.2	$104.2
Transfers into Level 3	2.2	-	-	-	-	2.2	-	2.2
Transfers out of Level 3	-	-	-	-	-	-	(37.4)	(37.4)
Total gains:
Included in other comprehensive
income - net appreciation on available-for-sale securities	0.3	0.2	-	0.3	-	0.8	-	0.8
Purchase and sales:
Purchases	2.5	-	-	-	-	2.5	-	2.5
Sales	(1.0)	-	(0.5)	(0.7)	-	(2.2)	-	(2.2)
Balance March 31, 2014	$29.6	$13.2	$-	$22.5	$-	$65.3	$4.8	$70.1

During the three months ended March 31, 2015 and March 31, 2014, the Company transferred fixed maturities between Level 2 and Level 3 primarily as a result of assessing the significance of unobservable inputs on the fair value measurement. There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2015 or 2014.

For the three months ended March 31, 2015 and 2014, there were no gains or losses due to changes in fair value that were recorded in net income for Level 3 assets. There were no Level 3 liabilities held by the Company for the three months ended March 31, 2015 and 2014.

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

			March 31, 2015		December 31, 2014
	Valuation	Significant	Fair	Range	Fair	Range
(in millions)	Technique	Unobservable Inputs	Value	(Wtd Average)	Value	(Wtd Average)
Fixed maturities:
Municipal	Discounted	Discount for:	$27.2		$25.7
	cash flow	Small issue size Above-market coupon		0.6-6.4% (2.2%) 0.3-1.0% (0.4%)		0.6-4.5% (2.0%) 0.3-1.0% (0.4%)
Corporate	Discounted	Discount for:	9.3		9.4
	cash flow	Small issue size Above-market coupon		0.5-1.0% (0.7%) 0.3-0.8% (0.6%)		0.5-1.0% (0.7%) 0.3-0.8% (0.6%)
Commercial mortgage-backed	Discounted	Discount for:	20.9		21.4
	cash flow	Above-market coupon Credit stress Small issue size Lease structure		0.5-0.8% (0.5%) N/A 0.5% (0.5%) 0.3% (0.3%)		0.5-0.8% (0.5%) 0.5% (0.5%) 0.5% (0.5%) 0.3% (0.3%)
Asset-backed	Discounted	Discount for:	0.8		-
	cash flow	Small issue size		0.8% (0.8%)		N/A
Equity securities	Market	Net tangible asset	1.1		1.1
	comparables	market multiples		1.0X (1.0X)		1.0X (1.0X)
Other	Discounted	Discount rate	3.8	18.0% (18.0%)	3.8	18.0% (18.0%)
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

7. Pension and Other Postretirement Benefit Plans

The components of net periodic pension cost for defined benefit pension and other postretirement benefit plans included in the Company’s results of operations are as follows:

	Three Months Ended March 31,
	2015	2014	2015	2014

(in millions)	Pension Plans		Postretirement Plans
Service cost - benefits earned during the period	$0.3	$0.4	$-	$-
Interest cost	7.3	8.4	0.2	0.2
Expected return on plan assets	(7.8)	(9.2)	-	-
Recognized net actuarial loss	3.0	2.9	-	-
Amortization of prior service cost	-	-	(0.4)	(0.4)
Net periodic pension cost (benefit)	$2.8	$2.5	$(0.2)	$(0.2)

8. Other Comprehensive Income

The following table provides changes in other comprehensive income.

	Three Months Ended March 31,
	2015			2014
		Tax			Tax
		Benefit	Net of		Benefit	Net of
(in millions)	Pre-Tax	(Expense)	Tax	Pre-Tax	(Expense)	Tax

Unrealized gains (losses) on available-for-sale securities and derivative instruments:
Unrealized gains arising during period (net of pre-tax,
ceded unrealized gains of $0.5 million for the three months ended March 31, 2014)	$54.7	$(19.1)	$35.6	$83.3	$(26.1)	$57.2
Amount of realized gains from sales and other	(12.0)	1.4	(10.6)	(4.3)	(4.1)	(8.4)
Portion of other-than-temporary impairment losses
recognized in earnings	2.7	(0.9)	1.8	-	-	-
Net unrealized gains (losses)	45.4	(18.6)	26.8	79.0	(30.2)	48.8
Pension and postretirement benefits:
Net prior service cost arising in the period	3.0	(1.1)	1.9	-	-	-
Amortization of net actuarial loss and prior service
cost recognized as net periodic benefit cost	2.6	(0.9)	1.7	2.7	(0.9)	1.8
Cumulative foreign currency translation adjustment:
Foreign currency translation recognized during
the period	(15.3)	5.4	(9.9)	(0.1)	-	(0.1)
Other comprehensive income (loss)	$35.7	$(15.2)	$20.5	$81.6	$(31.1)	$50.5

Reclassifications out of accumulated other comprehensive income were as follows:

	Three Months Ended
	March 31,

(in millions)	2015	2014

	Amount Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income		Where Net Income is Presented
Unrealized gains on available-for-sale
securities and derivative instruments	$12.0	$4.3	Net realized gains from sales and other
			Net other-than-temporary impairment
	(2.7)	-	losses on investments recognized in earnings
	9.3	4.3	Total before tax
	(0.5)	4.1	Tax (expense) benefit
	8.8	8.4	Net of tax
Amortization of defined benefit pension			Loss adjustment expenses and other
and postretirement plans	(2.6)	(2.7)	operating expenses
	0.9	0.9	Tax benefit
	(1.7)	(1.8)	Net of tax
Total reclassifications for the period	$7.1	$6.6	Net of tax

The amount reclassified from accumulated other comprehensive income for the pension and postretirement benefits was allocated approximately 40% to loss adjustment expenses and 60% to other operating expenses for the three months ended March 31, 2015 and 2014.

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

The Company reports interest expense related to debt separately from the earnings of its operating segments. This consists of interest on the Company’s senior debentures, subordinated debentures, collateralized borrowings with the Federal Home Loan Bank of Boston, and letter of credit facility. Management evaluates the results of the aforementioned segments based on operating income before taxes, which also excludes interest expense on debt. Operating income before taxes excludes certain items which are included in net income, such as net realized investment gains and losses (including net gains and losses on certain derivative instruments). Such gains and losses are excluded since they are determined by interest rates, financial markets and the timing of sales. Also, operating income before taxes excludes net gains and losses on disposals of businesses assets, gains and losses related to the repurchase of debt, discontinued operations, costs to acquire businesses, restructuring costs, the cumulative effect of accounting changes and certain other items. Although the items excluded from operating income before taxes may be important components in understanding and assessing the Company’s overall financial performance, management believes that the presentation of operating income before taxes enhances an investor’s understanding of the Company’s results of operations by highlighting net income attributable to the core operations of the business. However, operating income before taxes should not be construed as a substitute for income before income taxes and operating income should not be construed as a substitute for net income.

Summarized below is financial information with respect to the Company’s business segments.

	Three Months Ended
	March 31,
(in millions)	2015	2014
Operating revenues:
Commercial Lines	$586.7	$552.0
Personal Lines	374.0	371.0
Chaucer	326.5	314.5
Other	2.1	2.0
Total	1,289.3	1,239.5
Net realized investment gains	9.4	4.4
Total revenues	$1,298.7	$1,243.9
Operating income (loss) before interest expense and income taxes:
Commercial Lines:
Underwriting loss	$(5.9)	$(21.3)
Net investment income	38.6	37.3
Other (expense) income	(1.5)	0.1
Commercial Lines operating income	31.2	16.1
Personal Lines:
Underwriting income	3.4	2.1
Net investment income	17.9	17.9
Other income	1.0	1.6
Personal Lines operating income	22.3	21.6
Chaucer:
Underwriting income	35.6	36.5
Net investment income	12.3	10.5
Other income	1.3	2.2
Chaucer operating income	49.2	49.2
Other:
Underwriting loss	(0.7)	(0.5)
Net investment income	1.3	1.3
Other net expenses	(3.1)	(2.7)
Other operating loss	(2.5)	(1.9)
Operating income before interest expense and income taxes	100.2	85.0
Interest on debt	(15.9)	(16.3)
Operating income before income taxes	84.3	68.7
Non-operating income items:
Net realized investment gains	9.4	4.4
Net loss from repurchase of debt	(16.7)	-
Other non-operating items	-	(1.0)
Income before income taxes	$77.0	$72.1

The Company recognized $6.8 million and $0.7 million in net foreign currency transaction gains in the Statements of Income during the three months ended March 31, 2015 and 2014, respectively.

The following table provides identifiable assets for the Company’s business segments and discontinued operations:

	March 31, 2015	December 31, 2014

(in millions)	Identifiable Assets
U.S. Companies	$9,382.1	$9,418.4
Chaucer	4,433.3	4,229.3
Discontinued operations	110.2	112.0
Total	$13,925.6	$13,759.7

The Company reviews the assets of its U.S. Companies collectively and does not allocate them between the Commercial Lines, Personal Lines and Other segments.

10. Stock-based Compensation

As of March 31, 2015, there were 5,232,591 shares, 2,456,479 shares and 724,987 shares available for grant under The Hanover Insurance Group 2014 Long-Term Incentive Plan, The Hanover Insurance Group 2014 Employee Stock Purchase Plan and the Chaucer Share Incentive Plan, respectively.

Compensation cost for the Company’s stock-based awards and the related tax benefits were as follows:

	Three Months Ended March 31,
(in millions)	2015	2014
Stock-based compensation expense	$3.3	$3.5
Tax benefit	(1.2)	(1.2)
Stock-based compensation expense, net of taxes	$2.1	$2.3

Stock Options

Information on the Company’s stock option plans is summarized below.

	Three Months Ended March 31,
	2015		2014
(in whole shares and dollars)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	2,236,620	$46.61	2,049,173	$41.18
Granted	645,350	70.25	672,300	57.99
Exercised	(163,265)	43.79	(97,811)	38.91
Forfeited or cancelled	(32,917)	50.47	(20,667)	40.82
Outstanding, end of period	2,685,788	52.42	2,602,995	45.61

Restricted Stock Units

The following tables summarize activity information about employee restricted stock units:

	Three Months Ended March 31,
	2015		2014
(in whole shares and dollars)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Time-based restricted stock units:
Outstanding, beginning of period	384,923	$45.63	525,980	$41.20
Granted	74,790	70.32	91,700	57.99
Vested	(87,345)	41.24	(194,402)	42.01
Forfeited	(5,496)	50.23	(3,800)	40.13
Outstanding, end of period	366,872	51.65	419,478	44.50

Performance-based and market-based restricted stock units:
Outstanding, beginning of period	218,338	$44.24	184,626	$40.42
Granted	82,025	48.55	59,938	55.68
Vested	(77,854)	38.82	(22,826)	44.78
Forfeited	(4,526)	45.54	(3,800)	37.90
Outstanding, end of period	217,983	47.77	217,938	44.20

In the first three months of 2015 and 2014, the Company granted market-based awards totaling 80,738 and 56,225, respectively, to certain members of senior management, which are included in the table above as performance and market-based restricted stock activity. The vesting of these stock units is based on the relative total shareholder return (“TSR”) of the Company. This metric is generally based on relative TSR for a three-year period, as compared to a Property and Casualty Index of peer companies. The fair value of market based awards was estimated at the date of grant using a valuation model. These units have the potential to range from 0% to 150% of the shares disclosed. Included in the amount granted above were 38,713 shares related to market-based awards that achieved a payout in excess of  100%, with 20,275 shares vesting in the first quarter of 2015 and 18,438 shares will vest in the first quarter of 2016 provided that the participant remains employed by the Company during the vesting period.

Performance based restricted stock units are based upon the achievement of the performance metric at 100%. These units have the potential to range from 0% to 200% of the shares disclosed, which varies based on grant year and individual participation level. Increases above the 100% target level are reflected as granted in the period in which performance-based stock unit goals are achieved. Decreases below the 100% target level are reflected as forfeited. Included in the amounts granted above for the performance-based restricted stock units were 1,287 shares related to awards that a performance metric in excess of 100%  was achieved. These awards vested in the first quarter of 2015.

11. Earnings Per Share and Shareholders’ Equity Transactions

The following table provides weighted average share information used in the calculation of the Company’s basic and diluted earnings per share:

	Three Months Ended
	March 31,

(in millions, except per share data)	2015	2014
Basic shares used in the calculation of earnings per share	44.2	43.9
Dilutive effect of securities:
Employee stock options	0.5	0.4
Non-vested stock grants	0.4	0.5
Diluted shares used in the calculation of earnings per share	45.1	44.8
Per share effect of dilutive securities on income from continuing operations	$(0.02)	$(0.03)
Per share effect of dilutive securities on net income	$(0.02)	$(0.02)

Diluted earnings per share for the three months ended March 31, 2015 and 2014 excludes 0.6 million and 0.7 million, respectively, of common shares issuable under the Company’s stock compensation plans, because their effect would be antidilutive.

The Company’s Board of Directors has authorized aggregate repurchases of the Company’s common stock of up to $600 million. As of March 31, 2015, the Company has $108.1 million available for repurchases under these repurchase authorizations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. The Company is not required to purchase any specific number of shares or to make purchases by any certain date under this program. During the first three months of 2015, the Company purchased 0.1 million shares of the Company’s common stock at a cost of $8.5 million.

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

The plaintiff filed an Amended Complaint adding two new named plaintiffs and additional claims on December 11, 2009. In response, the Company filed a Motion to Dismiss on January 30, 2010. In addition to the pending claim challenging the calculation of lump sum distributions, the Amended Complaint included: (a) a claim that the Plan failed to calculate participants’ account balances and lump sum payments properly because interest credits were based solely upon the performance of each participant’s selection from among various hypothetical investment options (as the Plan provided) rather than crediting the greater of that performance or the 30 year Treasury rate; (b) a claim that the 2004 Plan amendment, which changed interest crediting for all participants from the performance of participant’s investment selections to the 30 year Treasury rate, reduced benefits in violation of the Employee Retirement Income Security Act of 1974 (“ERISA”) for participants who had account balances as of the amendment date by not continuing to provide them performance-based interest crediting on those balances; and (c) claims against the Company for breach of fiduciary duty and ERISA notice requirements arising from the various interest crediting and lump sum distribution matters of which plaintiffs complain. On March 31, 2011, the District Court granted the Company and the Plan’s Motion to Dismiss on statute of limitations grounds the additional claims set forth in (a) and (b) above, however, in response to a motion for reconsideration, the Court allowed the new breach of fiduciary duty claim to stand, but only as to plaintiffs’ “whipsaw” claim that remained in the case. On June 22, 2012, the Company and the Plan filed a Partial Motion for Summary Judgment to dismiss the “whipsaw” claim of one of the named plaintiffs who received his lump sum distribution after December 31, 2003. On October 2, 2013, the Court granted the Company and the Plan’s Partial Motion for Summary Judgment and dismissed with prejudice the “whipsaw” claim of the named plaintiff who received a lump sum distribution after December 31, 2003 and the similar claims of the putative class members he sought to represent. On December 17, 2013, the Court entered an order certifying a class to bring “whipsaw” and related breach of fiduciary duty claims consisting of all persons who received a lump sum distribution between March 1, 1997 and December 31, 2003, and a subclass to bring such claims consisting of all persons who received lump sum distributions between March 1, 1997 and March 12, 2002. On December 17, 2013, the Court also granted plaintiffs’ motion for entry of a final order allowing an immediate appeal by the two named plaintiffs added in the Amended Complaint of their dismissed claims that the 2004 Plan amendment reduced benefits in violation of ERISA, and for one of them, that his post-2003 lump sum distribution should have been greater. On January 14, 2014, the Company filed a Motion to Alter or Amend the Court’s December 17, 2013 Order requesting that the Court reverse its order making the dismissed claims final and appealable or, in the alternative, stay merits discovery on the claims remaining in the district court pending resolution of the dismissed plaintiffs’ appeal. The Court denied this motion on April 30, 2014. The appeal of the dismissal of the claims of the two named plaintiffs added in the Amended Complaint was filed on May 30, 2014. Oral argument on the appeal is scheduled for June 11, 2015. The Company recently filed a Summary Judgment motion to dismiss another class of plaintiffs that were added with the Amended Complaint. Plaintiffs have objected to this motion pending the outcome of the foregoing appeal.

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

13. Subsequent Events

On April 13, 2015 the Company entered into an agreement to transfer its U.K. motor business to an unaffiliated U.K. based insurance provider. The transaction will be executed through a 100 percent reinsurance arrangement for prior claim liabilities and in-force policies written by this division and the sale of the entities associated with this business, subject to certain conditions, including obtaining regulatory approvals.  Total consideration for this transaction is expected to be approximately $60 million (based on April 13, 2015 exchange rates) and a gain is expected to be recognized upon the closing of this transaction.

PART I

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist readers in understanding the interim consolidated results of operations and financial condition of The Hanover Insurance Group, Inc. and its subsidiaries (“THG”). Consolidated results of operations and financial condition are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes included elsewhere in this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2015.

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

Operating income before interest expense and income taxes was $100.2 million for the three months ended March 31, 2015, compared to $85.0 million in the same period in 2014, an increase of $15.2 million. This increase is due to improved current accident year results and higher favorable development on prior years’ loss and loss adjustment expense (“LAE”) reserves (“prior years’ loss reserves”) in the first three months of 2015, partially offset by higher catastrophe losses. Pre-tax catastrophe losses were $62.3 million for the three months ended March 31, 2015, compared to $57.9 million during the same period of 2014. The majority of the 2015 catastrophes related to record snowfall levels from winter storms in the Northeast United States. Favorable development on prior years’ loss reserves was $25.2 million for the three months ended March 31, 2015, compared to favorable development of $19.7 million during the same period of 2014.

Pricing in our Commercial and Personal Lines remains favorable, as we continue to respond to increased weather-related losses over recent years, as well as to the earnings impact of reduced investment income as a result of low interest rates, and other factors. We are continuing efforts to improve our underwriting results in both our Commercial and Personal Lines, through rate increases and improvements to our mix of business.

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

We believe these efforts have driven, and will continue to drive, improvement in our overall mix of business and ultimately our underwriting profitability. Commercial Lines net premiums written grew by 7.9% in the first three months of 2015, driven by both our core commercial and specialty businesses. This growth is primarily due to rate and exposure increases, increased retention and targeted new business expansion.

Underwriting results improved in the first three months of 2015, as compared to the same period in 2014, due to lower catastrophe losses, improved loss performance in our workers’ compensation and commercial multiple peril lines, and a lower expense ratio. The competitive nature of the Commercial Lines market requires us to be highly disciplined in our underwriting process to ensure that we write business at acceptable margins, and we continue to seek rate increases across our lines of business.

 Personal Lines

Personal Lines focuses on partnering with high quality, value-oriented agencies that deliver consultative selling and stress the importance of account rounding (the conversion of single policy customers to accounts with multiple policies and additional coverages). Approximately 79% of our policies in force are account business. We are focused on making investments that help maintain profitability, build a distinctive position in the market, help diversify us geographically from our historical core states of Michigan, Massachusetts, New York and New Jersey, and provide us with profitable growth opportunities.

Underwriting results improved in the first three months of 2015, as compared to the same period in 2014. Improved current accident year results excluding catastrophe losses and favorable development on prior years’ loss reserves were substantially offset by higher catastrophe losses from winter storms predominantly in the Northeast United States. We continue to seek rate increases in excess of underlying loss cost trends, subject to regulatory and competitive considerations.

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

Underwriting results decreased slightly in the first three months of 2015, as compared to the same period in 2014. Chaucer net premiums written declined by 2.2% in the first three months of 2015, primarily due to declines in the property and marine lines and the impact of foreign exchange rate movements, partially offset by the impact of a reinsurance to close (“RITC”) transaction, and growth in our specialist liability line.

Chaucer has continued to experience overall downward pressure on rates during 2015. Rates in the marine, energy, property and casualty markets remained under pressure during the first three months of 2015 due to high industry capacity and a continued absence of major losses. U.K. motor market rates were flat after several years of decline following significant increases in 2010 and 2011. In response to these challenging market conditions, we continue to actively manage Chaucer’s underwriting portfolio, using our expertise, distinctive underwriting capabilities and market knowledge to target specific attractive underwriting opportunities. In addition, on April 13, 2015 we entered into an agreement to transfer our U.K. motor business to an unaffiliated U.K. based insurance provider. See also Part I – Note 13 “Subsequent Events” in the Notes to Interim Consolidated Financial Statements.

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

Results of Operations – Consolidated

Consolidated net income for the three months ended March 31, 2015 was $54.9 million, compared to $54.6 million for the three months ended March 31, 2014. The increase of $0.3 million is primarily due to improved current accident year results, excluding catastrophe losses, principally in Commercial and Personal Lines, and to a lesser extent, an increase in net realized investment gains. These improvements were mostly offset by a net loss from the repurchase of debt and additional income tax expense.

In addition to consolidated net income, we assess our financial performance based upon pre-tax “operating income,” and we assess the operating performance of each of our four operating segments based upon the pre-tax operating income (loss) generated by each segment. Operating income before taxes excludes interest expense on debt and certain other items which we believe are not indicative of our core operations, such as net realized investment gains and losses (including net gains and losses on certain derivative instruments). Such gains and losses are excluded since they are determined by interest rates, financial markets and the timing of sales. Also, operating income before taxes excludes net gains and losses on disposals of businesses, gains and losses related to the repurchase of debt, discontinued operations, costs to acquire businesses, restructuring costs, the cumulative effect of accounting changes and certain other items. Although the items excluded from operating income before taxes may be important components in understanding and assessing our overall financial performance, we believe a discussion of operating income before taxes enhances an investor’s understanding of our results of operations by highlighting net income attributable to the core operations of the business. However, operating income before taxes should not be construed as a substitute for income before income taxes and operating income should not be construed as a substitute for net income.

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

The following table reflects operating income for each operating segment and a reconciliation of operating income to consolidated net income.

	Three Months Ended
	March 31,
(in millions)	2015	2014
Operating income (loss) before interest expense and income taxes:
Commercial Lines	$31.2	$16.1
Personal Lines	22.3	21.6
Chaucer	49.2	49.2
Other	(2.5)	(1.9)
Operating income before interest expense and income taxes	100.2	85.0
Interest expense on debt	(15.9)	(16.3)
Operating income before income taxes	84.3	68.7
Income tax expense on operating income	(27.2)	(21.7)
Operating income	57.1	47.0
Net realized investment gains	9.4	4.4
Net loss from repurchase of debt	(16.7)	-
Other non-operating items	-	(1.0)
Income tax benefit on non-operating items	5.1	4.3
Income from continuing operations, net of taxes	54.9	54.7
Net loss from discontinued operations, net of taxes	-	(0.1)
Net income	$54.9	$54.6

Results of Operations – Segments

The following is our discussion and analysis of the results of operations by business segment. The operating results are presented before interest expense, taxes and other items which management believes are not indicative of our core operations, including realized gains and losses.

The following table summarizes the results of operations for the periods indicated:

	Three Months Ended
	March 31,
(in millions)	2015	2014
Operating revenues
Net premiums written	$1,215.1	$1,172.3
Net premiums earned	1,211.0	1,163.0
Net investment income	70.1	67.0
Other income	8.2	9.5
Total operating revenues	1,289.3	1,239.5
Losses and operating expenses
Losses and LAE	773.1	750.5
Amortization of deferred acquisition costs	260.6	253.7
Other operating expenses	155.4	150.3
Total losses and operating expenses	1,189.1	1,154.5
Operating income before interest expense and income taxes	$100.2	$85.0

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Operating income before interest expense and income taxes was $100.2 million in the three months ended March 31, 2015, compared to $85.0 million for the three months ended March 31, 2014, an increase of $15.2 million. Catastrophe related activity in the quarter was $62.3 million, compared to $57.9 million in the same period of 2014, an increase of $4.4 million. Current period catastrophe losses in domestic businesses were $59.4 million, primarily due to record snowfall levels from winter storms in the Northeast United States. Excluding the impact of catastrophe related activity, segment earnings increased by $19.6 million. This increase was primarily due to improved current accident year results in each of our major segments and increased favorable development on prior years’ loss reserves, primarily in our Chaucer segment. Favorable development on prior years’ loss reserves was $25.2 million in the quarter, compared to favorable development of $19.7 million in the same period in 2014, an increase of $5.5 million.

Net premiums written grew by $42.8 million in the three months ended March 31, 2015, compared to the three months ended March 31, 2014. Commercial Lines net premiums written growth of $42.6 million was a result of rate increases and increased retention. Additionally, Personal Lines net premiums written grew by $7.2 million during the first quarter.

Production and Underwriting Results

The following table summarizes premiums written on a gross and net basis, net premiums earned and loss, LAE, expense and combined ratios for the Commercial Lines, Personal Lines and Chaucer segments. Loss, LAE, catastrophe loss and combined ratios shown below include prior year reserve development. These items are not meaningful for our Other segment.

	Three Months Ended March 31, 2015
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$656.2	$581.9	$546.2	6.2	64.8	36.2	101.0
Personal Lines	349.1	326.4	352.9	7.2	70.7	27.7	98.4
Chaucer	450.7	306.8	311.9	0.9	54.5	34.1	88.6
Total	$1,456.0	$1,215.1	$1,211.0	5.1	63.9	33.2	97.1

	Three Months Ended March 31, 2014
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$597.8	$539.3	$512.7	7.8	67.2	36.8	104.0
Personal Lines	343.3	319.2	350.2	5.3	70.8	27.9	98.7
Chaucer	467.0	313.8	300.1	(0.2)	52.5	35.3	87.8
Total	$1,408.1	$1,172.3	$1,163.0	5.0	64.6	33.7	98.3

The following table summarizes net premiums written, and loss and LAE and catastrophe loss ratios by line of business for the Commercial Lines and Personal Lines segments. Loss and LAE and catastrophe loss ratios include prior year reserve development.

	Three Months Ended March 31,
	2015			2014
(dollars in millions)	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios
Commercial Lines:
Commercial multiple peril	$185.8	67.0	13.7	$172.9	73.8	19.2
Commercial automobile	79.1	76.0	(0.1)	76.2	76.6	-
Workers’ compensation	79.4	61.3	-	71.3	67.8	-
Other commercial	237.6	60.1	4.2	218.9	58.3	3.8
Total Commercial Lines	$581.9	64.8	6.2	$539.3	67.2	7.8
Personal Lines:
Personal automobile	$216.3	73.1	-	$211.8	74.3	-
Homeowners	102.0	68.7	20.1	99.0	67.2	14.3
Other personal	8.1	40.4	2.0	8.4	43.1	3.9
Total Personal Lines	$326.4	70.7	7.2	$319.2	70.8	5.3

The following table summarizes premiums written on a gross and net basis and net premiums earned by line of business for the Chaucer segment.

	Three Months Ended March 31,
	2015			2014
(in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Chaucer:
Marine and aviation	$114.3	$84.4	$72.9	$128.3	$91.0	$66.8
U.K. motor	73.7	52.4	70.2	77.8	56.1	77.3
Property	92.0	46.0	40.2	106.8	59.2	46.6
Energy	65.8	30.9	55.8	59.5	24.4	53.2
Casualty and other	104.9	93.1	72.8	94.6	83.1	56.2
Total Chaucer	$450.7	$306.8	$311.9	$467.0	$313.8	$300.1

The following table summarizes underwriting results for the Commercial Lines, Personal Lines, Chaucer and Other segments and reconciles it to operating income.

	Three Months Ended March 31,
	2015					2014
(in millions)	Commercial Lines	Personal Lines	Chaucer	Other	Total	Commercial Lines	Personal Lines	Chaucer	Other	Total
Underwriting profit (loss),
excluding prior year reserve development and catastrophes	$28.9	$26.7	$14.3	$(0.4)	$69.5	$19.5	$19.5	$16.2	$(0.2)	$55.0
Prior year (unfavorable) favorable
loss and LAE reserve development	(0.9)	2.2	24.2	(0.3)	25.2	(0.6)	1.0	19.6	(0.3)	19.7
Pre-tax catastrophe effect	(33.9)	(25.5)	(2.9)	-	(62.3)	(40.2)	(18.4)	0.7	-	(57.9)
Underwriting (loss) profit	(5.9)	3.4	35.6	(0.7)	32.4	(21.3)	2.1	36.5	(0.5)	16.8
Net investment income	38.6	17.9	12.3	1.3	70.1	37.3	17.9	10.5	1.3	67.0
Fees and other income	1.9	3.2	2.3	0.8	8.2	2.0	2.9	3.9	0.7	9.5
Other operating expenses	(3.4)	(2.2)	(1.0)	(3.9)	(10.5)	(1.9)	(1.3)	(1.7)	(3.4)	(8.3)
Operating income (loss) before
interest expense and income taxes	$31.2	$22.3	$49.2	$(2.5)	$100.2	$16.1	$21.6	$49.2	$(1.9)	$85.0

Commercial Lines

Commercial Lines net premiums written were $581.9 million in the three months ended March 31, 2015, compared to $539.3 million in the three months ended March 31, 2014. This $42.6 million increase was primarily driven by pricing increases, increased retention and targeted new business expansion.

Commercial Lines underwriting loss for the three months ended March 31, 2015 was $5.9 million, compared to a loss of $21.3 million for the three months ended March 31, 2014, an improvement of $15.4 million. Catastrophe related losses for the three months ended March 31, 2015 were $33.9 million, compared to $40.2 million for the three months ended March 31, 2014, a decrease of $6.3 million. Unfavorable development on prior years’ loss reserves for the three months ended March 31, 2015 was $0.9 million, compared to $0.6 million for the three months ended March 31, 2014, an increase of $0.3 million.

Commercial Lines current accident year underwriting profit, excluding catastrophes, was $28.9 million for the three months ended March 31, 2015, compared to $19.5 million for the three months ended March 31, 2014. This $9.4 million improvement was primarily due to improved loss performance that resulted from our pricing and underwriting actions, principally in our workers’ compensation and commercial multiple peril lines, and to a lower expense ratio.

Pricing in Commercial Lines continues to be favorable as we and the industry react to reduced investment income as a result of low interest rates, elevated loss trends in commercial automobile liability lines, recent weather-related losses, and other factors. In the past several years, weather-related catastrophe and non-catastrophe losses have been in excess of longer term averages. We continue to monitor these trends and consider them in our rate actions. We are continuing efforts to improve our underwriting results, including through increased rates; however, our ability to increase Commercial Lines net premiums written while maintaining or improving underwriting results may be affected by price competition and the challenging economic environment.

Personal Lines

Personal Lines net premiums written were $326.4 million in the three months ended March 31, 2015, compared to $319.2 million in the three months ended March 31, 2014, an increase of $7.2 million. This was due primarily to increased rates in both our personal automobile and homeowners lines of business, increased new business volume, and improved retention.

Net premiums written in the personal automobile line of business for the three months ended March 31, 2015 were $216.3 million compared to $211.8 million for the three months ended March 31, 2014, an increase of $4.5 million. This was primarily due to rate increases, partially offset by a decline in policies in force of 1.8%. Net premiums written in the homeowners line of business for the three months ended March 31, 2015 were $102.0 million compared to $99.0 million for the three months ended March 31, 2014, an increase of $3.0 million. This is attributable to rate increases which offset a decline in policies in force of 2.9%. The declines in policies in force in the personal automobile and homeowners lines were principally attributable to our exposure management actions over the last 12 months.

Personal Lines underwriting profit for the three months ended March 31, 2015 was $3.4 million, compared to $2.1 million for the three months ended March 31, 2014, an increase of $1.3 million. Catastrophe losses for the three months ended March 31, 2015 were $25.5 million, compared to $18.4 million for the three months ended March 31, 2014, an increase of $7.1 million. Favorable development on prior years’ loss reserves for the three months ended March 31, 2015 was $2.2 million, compared to $1.0 million for the three months ended March 31, 2014, an increase of $1.2 million.

Personal Lines current accident year underwriting profit, excluding catastrophes, was $26.7 million in the three months ended March 31, 2015, compared to $19.5 million for the three months ended March 31, 2014. This $7.2 million improvement was primarily a result of our ongoing pricing and underwriting actions.

Although we have been able to obtain rate increases in our Personal Lines markets and believe that our ability to obtain these increases will continue, our ability to maintain Personal Lines net premiums written and to maintain and improve underwriting results may be affected by price competition, recent years’ weather-related losses, and regulatory and legal developments. We monitor these trends and consider them in our rate actions.

Chaucer

Chaucer’s net premiums written were $306.8 million for the three months ended March 31, 2015, compared to $313.8 million for the three months ended March 31, 2014, a decrease of $7.0 million, or 2.2%. This decline was primarily due to decreases in our property and marine lines and the impact of foreign exchange rate movements, partially offset by the impact of a RITC transaction, and growth in our specialist liability line. Results for the three months ended March 31, 2015 include a RITC transaction that had no impact on net income. The RITC transaction resulted in additional assumed premiums and loss and LAE reserves of $17.4 million, representing the increase in Chaucer’s retained group share of its 2012 year of account that was closed and reinsured into its 2013 year of account. The prior year’s RITC transaction in our results for the three months ended March 31, 2014 also had no impact on net income and the impact on net premiums written was not significant.

Chaucer’s underwriting profit for the three months ended March 31, 2015 was $35.6 million, compared to $36.5 million for the three months ended March 31, 2014, a decline of $0.9 million. Favorable development on prior years’ loss reserves for the three months ended March 31, 2015 was $24.2 million, compared to $19.6 million for the three months ended March 31, 2014, an increase of $4.6 million. The impact of catastrophes for the three months ended March 31, 2015 was a loss of $2.9 million, compared to a benefit of $0.7 million for the three months ended March 31, 2014, a change of $3.6 million.

Chaucer’s current accident year underwriting profit, excluding catastrophes, was $14.3 million in the three months ended March 31, 2015, compared to $16.2 million for the three months ended March 31, 2014. This $1.9 million decline was primarily due to higher expenses, partially offset by slightly lower losses and LAE. Lower large losses in our marine and aviation lines were partially offset by higher large losses in our energy line.

We continue to experience significant competition across the international insurance industry. Current pricing conditions in marine, energy, and property continue to be affected by an absence of major industry losses, by new capital from a variety of sources and high levels of competition. Within casualty markets, after several years of rate decreases as a result of low loss activity and excess capacity, we expect modest rate increases for certain classes of business. U.K. motor rates were flat after three years of decline following significant increases in 2010 and 2011. There can be no assurance that we will be able to maintain adequate rates in light of economic and regulatory conditions in our markets. In addition, on April 13, 2015 we entered into an agreement to transfer our U.K. motor business to an unaffiliated U.K. based insurance provider. See also Part I – Note 13 “Subsequent Events” in the Notes to Interim Consolidated Financial Statements.

Other

Other operating loss was $2.5 million for the three months ended March 31, 2015, compared to $1.9 million for the three months ended March 31, 2014, an increase of $0.6 million.

Reserve for Losses and Loss Adjustment Expenses

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses.

	Three Months Ended
	March 31,
(in millions)	2015	2014
Gross loss and LAE reserves, beginning of period	$6,391.7	$6,231.5
Reinsurance recoverable on unpaid losses	1,983.0	2,030.4
Net loss and LAE reserves, beginning of period	4,408.7	4,201.1
Net incurred losses and LAE in respect of losses occurring in:
Current year	798.3	770.2
Prior years	(25.2)	(19.7)
Total incurred losses and LAE	773.1	750.5
Net payments of losses and LAE in respect of losses occurring in:
Current year	187.7	200.2
Prior years	445.1	455.2
Total payments	632.8	655.4
Effect of foreign exchange rate changes	(49.8)	5.5
Net reserve for losses and LAE, end of period	4,499.2	4,301.7
Reinsurance recoverable on unpaid losses	1,984.4	2,021.7
Gross reserve for losses and LAE, end of period	$6,483.6	$6,323.4

The table below summarizes the gross reserve for losses and LAE by line of business.

(in millions)	March 31, 2015	December 31, 2014
Commercial multiple peril	$694.8	$661.5
Workers’ compensation	625.7	615.2
Commercial automobile	315.7	307.8
AIX	346.1	342.9
Other	546.0	510.1
Total Commercial and Other	2,528.3	2,437.5
Personal automobile	1,405.1	1,407.0
Homeowners and other	147.4	121.4
Total Personal	1,552.5	1,528.4
Total Chaucer	2,402.8	2,425.8
Total loss and LAE reserves	$6,483.6	$6,391.7

Other lines are primarily comprised of our general liability, professional and management liability, umbrella, marine, surety, voluntary pools and healthcare lines. Included in the above table, primarily in other lines, are $60.8 million and $60.6 million of asbestos and environmental reserves as of March 31, 2015 and December 31, 2014, respectively. Included in the Chaucer segment in the above table are $191.0 million and $203.3 million of reserves as of March 31, 2015 and December 31, 2014, respectively, related to Chaucer’s financial and professional liability lines written in 2008 and prior periods.

Prior Year Development

Loss and LAE reserves for claims occurring in prior years developed favorably by $25.2 million for the three months ended March 31, 2015 compared to favorable development of $19.7 million for the three months ended March 31, 2014.

The primary drivers of reserve development for the three months ended March 31, 2015 were as follows:

•	Lower than expected losses within Chaucer’s business as follows:
•	within casualty and other lines, specialist liability lines, primarily in the 2012 and 2013 accident years,
•	energy line, primarily related to the 2012 accident year,
•	property line, primarily in the 2014 accident year, and
•	favorable impact of foreign exchange rate movements on prior years’ loss reserves.
•	Lower than expected losses within our other commercial lines, primarily related to our marine, healthcare and umbrella lines in accident years 2012 through 2014.
•	Lower than expected losses within our workers’ compensation line, primarily related to accident years 2010 through 2014.
•	Lower than expected losses within our homeowners line, primarily related to accident years 2010 through 2013.

Partially offsetting the favorable development discussed above was the following:

•	Higher than expected losses within our commercial automobile lines, including our AIX program business, primarily related to liability coverage in accident years 2011 through 2013.
•	Higher than expected property losses in our AIX program business in accident year 2014.

The primary drivers of reserve development for the three months ended March 31, 2014 were as follows:

•	Lower than expected losses within Chaucer’s business as follows:
•	marine and aviation line, primarily in the 2008 through 2012 accident years, and
•	property line, primarily in the 2010 through 2013 accident years.
•	Lower than expected losses within our workers’ compensation line, primarily related to accident years 2012 and 2013.
•	Lower than expected losses within our personal automobile line, primarily related to accident year 2013.

Partially offsetting the favorable development discussed above were the following:

•	Higher than expected large losses within our Chaucer energy line, primarily related to accident year 2013.
•	Higher than expected large losses within our commercial automobile line, primarily related to liability coverage in accident years 2010 through 2013.

It is not possible to know whether the factors that affected loss reserves in the first three months of 2015 will also occur in future periods. As discussed in detail in our Form 10-K for the year ended December 31, 2014, there are inherent uncertainties in estimating reserves for losses and loss adjustment expenses. We encourage you to read our Form 10-K for more information about our reserving process and the judgments, uncertainties and risks associated therewith.

Investments

Investment Results

Net investment income before taxes increased $3.1 million, or 4.6%, to $70.1 million for the three months ended March 31, 2015. The increase was primarily due to additional income resulting from the investment of higher operational cash flows and to lower investment expenses, partially offset by the impact of lower new money yields. Average pre-tax earned yields on fixed maturities were 3.64% and 3.79% for the three months ended March 31, 2015 and 2014, respectively. We expect average investment yields to continue to decline as new money rates remain lower than embedded book yields.

Investment Portfolio

We held cash and investment assets diversified across several asset classes, as follows:

	March 31, 2015		December 31, 2014
(dollars in millions)	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
Fixed maturities, at fair value	$7,341.6	85.2%	$7,378.1	85.6%
Equity securities, at fair value	593.0	6.9	580.8	6.7
Cash and cash equivalents	403.9	4.7	373.3	4.3
Other investments	277.6	3.2	291.4	3.4
Total cash and investments	$8,616.1	100.0%	$8,623.6	100.0%

Cash and Investments

Total cash and investments decreased $7.5 million, or 0.1%, for the three months ended March 31, 2015.  Fixed maturities decreased $36.5 million, primarily due to dispositions and the impact of lower foreign currency exchange rates on non-U.S. dollar denominated bonds, partially offset by market value appreciation. Cash increased $30.6 million primarily due to positive operational cash flows and proceeds generated by the disposition of fixed maturities, partially offset by the funding of financing activities, primarily the repurchase of our senior debt at a cost of $78.2 million.

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

The following table provides information about the investment types of our fixed maturities portfolio:

	March 31, 2015
(in millions) Investment Type	Amortized Cost	Fair Value	Net Unrealized Gain	Change in Net Unrealized During 2015
U.S. Treasury and government agencies	$435.7	$444.0	$8.3	$4.2
Foreign government	326.6	331.2	4.6	-
Municipals:
Taxable	952.7	1,013.3	60.6	5.9
Tax exempt	122.8	126.5	3.7	-
Corporate	3,776.5	3,942.0	165.5	31.0
Asset-backed:
Residential mortgage-backed	754.5	778.0	23.5	4.8
Commercial mortgage-backed	507.5	525.2	17.7	6.6
Asset-backed	180.2	181.4	1.2	0.2
Total fixed maturities	$7,056.5	$7,341.6	$285.1	$52.7

Net unrealized gains on fixed maturities increased $52.7 million, or 22.7%, to $285.1 million at March 31, 2015, compared to $232.4 million at December 31, 2014, primarily due to lower prevailing interest rates and to a lesser extent, tightening of credit spreads.

Amortized cost and fair value by rating category were as follows:

		March 31, 2015			December 31, 2014
(dollars in millions) NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost	Fair Value	% of Total Fair Value	Amortized Cost	Fair Value	% of Total Fair Value
1	Aaa/Aa/A	$5,042.2	$5,244.0	71.4%	$5,197.8	$5,365.7	72.7%
2	Baa	1,571.6	1,651.4	22.5	1,516.7	1,580.9	21.4
3	Ba	216.2	224.4	3.1	199.2	205.0	2.8
4	B	192.3	192.3	2.6	197.4	194.2	2.6
5	Caa and lower	30.5	25.7	0.3	30.1	27.7	0.4
6	In or near default	3.7	3.8	0.1	4.5	4.6	0.1
Total fixed maturities		$7,056.5	$7,341.6	100.0%	$7,145.7	$7,378.1	100.0%

Based on ratings by the National Association of Insurance Commissioners (“NAIC”), approximately 94% of the fixed maturity portfolio consisted of investment grade securities at March 31, 2015 and December 31, 2014. The quality of our fixed maturity portfolio remains strong based on ratings, capital structure position, support through guarantees, underlying security, issuer diversification and yield curve position.

Our fixed maturity and equity securities are classified as available-for-sale and are carried at fair value. Financial instruments whose value was determined using significant management judgment or estimation constituted less than 1% of the total assets we measured at fair value. (See also Note 6 – “Fair Value” in the Notes to Interim Consolidated Financial Statements).

Other investments consisted primarily of overseas deposits and participations in commercial mortgage loan obligations. Overseas deposits are U.S. dollar and foreign denominated investments maintained in overseas funds and managed exclusively by Lloyd’s. These funds are required in order to protect policyholders in overseas markets and enable Chaucer to operate in those markets. Access to those funds is restricted, and we have no control over the investment strategy. Commercial mortgage loan participations represent our interest in commercial mortgage loans originated by a third party. We share, on a pro-rata basis, in all related cash flows of the underlying mortgage loans, which are investment-grade quality and diversified by geographic area and property type. Also included in other investments were investments in limited partnerships.

Although we expect to invest new funds primarily in investment grade fixed maturities, we have invested, and expect to continue to invest, a portion of funds in common equity securities, below investment grade fixed maturities and other assets.

Other-than-Temporary Impairments

For the three months ended March 31, 2015, we recognized in earnings $2.7 million of other-than-temporary impairments (“OTTI”) on debt and equity securities. OTTI on debt securities included an estimated $1.0 million of credit losses on bonds in the energy sector and $0.8 million on a municipal bond that we intend to sell. We recognized no OTTI in earnings for the three months ended March 31, 2014.

Unrealized Losses

The following table provides information about our fixed maturities and equity securities that were in an unrealized loss position including the length of time the securities have been in an unrealized loss position. (See also Note 5 – ‘‘Investments’’ in the Notes to Interim Consolidated Financial Statements.)

	March 31, 2015		December 31, 2014
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(in millions)	Losses	Value	Losses	Value
Fixed maturities:
Investment grade:
12 months or less	$8.6	$431.2	$9.2	$696.8
Greater than 12 months	12.9	382.4	20.5	691.7
Total investment grade fixed maturities	21.5	813.6	29.7	1,388.5
Below investment grade:
12 months or less	12.1	94.7	12.2	114.9
Greater than 12 months	2.1	19.5	2.5	28.3
Total below investment grade fixed maturities	14.2	114.2	14.7	143.2
Equity securities:
12 months or less	2.7	115.1	2.2	130.2
Greater than 12 months	0.1	3.5	0.4	3.9
Total equity securities	2.8	118.6	2.6	134.1
Total	$38.5	$1,046.4	$47.0	$1,665.8

Gross unrealized losses at March 31, 2015 decreased $8.5 million compared to December 31, 2014, primarily attributable to lower prevailing interest rates and to a lesser extent, tighter credit spreads. At March 31, 2015, gross unrealized losses consisted primarily of $28.1 million of corporate fixed maturities, $2.8 million in municipal securities, $1.6 million of foreign government securities, $1.5 million of residential mortgage-backed securities and $1.4 million of U.S. Treasury and government agency securities.

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

The following table sets forth gross unrealized losses for fixed maturities by maturity period and for equity securities at March 31, 2015 and December 31, 2014. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers.

(in millions)	March 31, 2015	December 31, 2014
Due in one year or less	$1.6	$1.9
Due after one year through five years	8.6	7.0
Due after five years through ten years	14.6	20.6
Due after ten years	9.1	10.4
	33.9	39.9
Mortgage-backed and asset-backed securities	1.8	4.5
Total fixed maturities	35.7	44.4
Equity securities	2.8	2.6
Total fixed maturities and equity securities	$38.5	$47.0

The carrying values of fixed maturity securities on non-accrual status at March 31, 2015 and December 31, 2014 were not material. The effects of non-accruals compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities, were reductions in net investment income of $0.2 million and $0.5 million for the three months ended March 31, 2015 and 2014, respectively. Any defaults in the fixed maturities portfolio in future periods may negatively affect investment income.

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

Monetary policies in the developed economies, particularly in the United States, Europe and Japan, are supportive of moderate economic growth, while fiscal policies are more divergent and subject to change.  In the United States, the Federal Reserve (the “Fed”) is expected to continue to provide forward guidance to keep rates relatively stable even as the economy strengthens. The Fed has communicated that the timing of interest rate increases will depend on progress toward its goals of maximum employment and 2 percent inflation, which are currently weighed down by the strong dollar and low oil prices.  Geopolitical risks and equity market volatility can also impact the movement of U.S. Treasury interest rates.

While the United States has reduced its extraordinary measures, other major central banks, such as the Bank of England, the European Central Bank and the Bank of Japan, continue with their stimulus policies as they seek higher growth and confront inflation and inflation expectations running below target.  The removal, modification or suggestion of changes in these policies could have an adverse effect on prevailing market interest rates and on issuers’ level of business activity or liquidity, increasing the probability of future defaults. While we may experience defaults on fixed income securities, particularly with respect to non-investment grade debt securities, it is difficult to foresee which issuers, industries or markets will be affected. As a result, the value of our fixed maturity portfolio could change rapidly in ways we cannot currently anticipate, and we could incur additional realized and unrealized losses in future periods.

Other Items

Income from continuing operations, net of taxes also included the following items:

	Three Months Ended March 31,
(in millions)	Commercial Lines	Personal Lines	Chaucer	Other	Total
2015
Net realized investment gains	$7.6	$3.5	$(2.2)	$0.5	$9.4
Net loss from repurchase of debt	-	-	-	(16.7)	(16.7)
Other non-operating items	0.3	-	(0.3)	-	-

2014
Net realized investment gains	$2.6	$1.3	$0.5	$-	$4.4
Other non-operating items	-	-	-	(1.0)	(1.0)

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

Net realized gains on investments were $9.4 million for the three months ended March 31, 2015 compared to $4.4 million for the three months ended March 31, 2014. Net realized gains in 2015 were primarily due to $12.4 million of gains recognized from the sale of equities, partially offset by $2.7 million of OTTI losses. Net realized gains in 2014 were primarily due to $4.3 million of gains recognized from the sale of fixed maturities and equities.

During the first quarter of 2015, we repurchased senior debentures with a carrying value of $61.5 million at a cost of $78.2 million, resulting in a loss of $16.7 million.

Income Taxes

We are subject to the tax laws and regulations of the U.S. and foreign countries in which we operate. We file a consolidated U.S. federal income tax return that includes the holding company and its U.S. subsidiaries. Generally, taxes are accrued at the U.S. statutory tax rate of 35% for income from the U.S. operations. Our primary non-U.S. jurisdiction is the U.K. In July 2012, the U.K. statutory rate decreased from 26% to 24% effective April 1, 2012 and from 24% to 23% effective April 1, 2013. Further decreases were enacted in July 2013 to reduce the statutory rate from 23% to 21% effective April 1, 2014 and from 21% to 20% effective April 1, 2015. We accrue taxes on certain non-U.S. income that is subject to U.S. tax at the U.S. tax rate. Foreign tax credits, where available, are utilized to offset U.S. tax as permitted. A portion of our non-U.S. income is not subject to U.S. tax until repatriated. Foreign taxes on this non-U.S. income are accrued at the local foreign rate and do not have an accrual for U.S. deferred taxes since these earnings are intended to be indefinitely reinvested overseas.

The provision for income taxes from continuing operations was an expense of $22.1 million in the three months ended March 31, 2015, compared to an expense of $17.4 million during the same period in 2014. These provisions resulted in consolidated effective federal tax rates of 28.7% and 24.1% for the three months ended March 31, 2015 and 2014, respectively. These provisions reflect benefits related to tax planning strategies implemented in prior years of $2.8 million and $4.1 million during the three months ended March 31, 2015 and 2014, respectively, and benefits related to the reduction of a valuation allowance of $1.4 million during the three months ended March 31, 2014. Absent these adjustments, the provision for income taxes would have been $24.9 million or 32.3% and $22.9 million or 31.8% for the three months ended March 31, 2015 and 2014, respectively.

The income tax provision on operating income was an expense of $27.2 million during the three months ended March 31, 2015, compared to $21.7 million during the same period in 2014. These provisions resulted in effective tax rates for operating income of 32.3% and 31.6% in 2015 and 2014, respectively.

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

Critical Accounting Estimates

Interim consolidated financial statements have been prepared in conformity with U.S. GAAP and include certain accounting policies that we consider to be critical due to the amount of judgment and uncertainty inherent in the application of those policies. While we believe that the amounts included in our consolidated financial statements reflect our best judgment, the use of different assumptions could produce materially different accounting estimates. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, we believe the following accounting estimates are critical to our operations and require the most subjective and complex judgment:

•Reserve for losses and loss expenses

•Reinsurance recoverable balances

•Pension benefit obligations

•Other-than-temporary impairments

•Deferred tax assets

For a more detailed discussion of these critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2014.

Statutory Surplus of U.S. Insurance Subsidiaries

The following table reflects statutory surplus for our U.S. insurance subsidiaries:

	March 31,	December 31,
(in millions)	2015	2014
Total Statutory Capital and Surplus–U.S. Insurance Subsidiaries	$2,088.2	$2,057.1

The statutory capital and surplus for our U.S. insurance subsidiaries increased $31.1 million during the first three months of 2015, primarily due to operating results, partially offset by a decrease in admitted tax assets.

The NAIC prescribes an annual calculation regarding risk based capital (“RBC”). RBC ratios for regulatory purposes are expressed as a percentage of the capital required to be above the Authorized Control Level (the “Regulatory Scale”); however, in the insurance industry, RBC ratios are widely expressed as a percentage of the Company Action Level. The following table reflects the Company Action Level, the Authorized Control Level and RBC ratios for Hanover Insurance (which includes Citizens and other U.S. insurance subsidiaries), as of March 31 2015, expressed both on the Industry Scale (Total Adjusted Capital divided by the Company Action Level) and Regulatory Scale (Total Adjusted Capital divided by Authorized Control Level):

(dollars in millions)	Company Action Level	Authorized Control Level	RBC Ratio Industry Scale	RBC Ratio Regulatory Scale
The Hanover Insurance Company	$752.8	$376.4	276%	553%

Lloyd’s Capital Requirement

Chaucer corporate members operate in the Lloyd’s market, which requires that these members deposit funds, referred to as “Funds at Lloyd’s”, to support their underwriting interests. Lloyd’s sets required capital annually for all participating syndicates based on each syndicate’s business plans, the rating and reserving environment, and discussions with regulatory and rating agencies. Although the minimum capital levels are set by Lloyd’s, it is the responsibility of Chaucer to continually monitor the risk profiles of its managed syndicates to ensure that the level of funding remains appropriate. Such capital is comprised of cash and cash equivalents, investments, and undrawn letters of credit provided by various banks.

We have the following securities, letters of credit and cash and cash equivalents pledged to Lloyd’s to satisfy these capital requirements at March 31, 2015. We are in compliance with the capital requirements at March 31, 2015 and expect to be able to meet these capital requirements in the future.

(in millions)
Fixed maturities, at fair value	$435.8
Letters of credit	192.8
Cash and cash equivalents	3.4
Total pledged to Lloyd’s	$632.0

Liquidity and Capital Resources

Liquidity is a measure of our ability to generate sufficient cash flows to meet the cash requirements of business operations. As a holding company, our primary ongoing source of cash is dividends from our insurance subsidiaries. However, dividend payments to us by our U.S. insurance subsidiaries are subject to limitations imposed by regulators, such as prior notice periods and the requirement that dividends in excess of a specified percentage of statutory surplus or prior year’s statutory earnings receive prior approval (so called “extraordinary dividends”). No dividends were paid to the holding company by Hanover Insurance during the first quarter of 2015.

Dividend payments to the holding company by Chaucer are regulated by U.K. law. Dividends from Chaucer are dependent on dividends from its subsidiaries. Annual dividend payments from Chaucer are limited to retained earnings that are not restricted by capital and other requirements for business at Lloyd’s. Also, Chaucer must provide advance notice to the U.K.’s Prudential Regulation Authority (“PRA”) of certain proposed dividends or other payments from PRA regulated entities. No dividends were paid to the holding company by Chaucer during the first quarter of 2015.

In connection with an intercompany borrowing arrangement between Chaucer and the holding company, interest on a $300 million note is paid by Chaucer on a quarterly basis to the holding company. This interest may be deferred at the election of the holding company. If deferred, the interest is added to the principal. For the three months ended March 31, 2015 and 2014, Chaucer paid $5.5 million of interest to the holding company.

At March 31, 2015, THG, as a holding company, held $92.9 million of fixed maturities and cash. We believe our holding company assets will be sufficient to meet our future obligations, which consist primarily of dividends to our shareholders (as and to the extent declared), the interest on our senior and subordinated debentures, certain costs associated with benefits due to our former life employees and agents, and, to the extent required, payments related to indemnification of liabilities associated with the sale of various subsidiaries. We do not expect that it will be necessary to dividend additional funds from our insurance subsidiaries in order to fund 2015 holding company obligations; however, we may decide to do so.

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

Net cash provided by operating activities was $84.2 million during the first three months of 2015, as compared to $62.9 million during the first three months of 2014. The $21.3 million change primarily resulted from increased premium collections during the first three months of 2015.

Net cash provided by investing activities was $36.2 million during the first three months of 2015, as compared to net cash used in investing activities of $60.0 million during the first three months of 2014. During 2015, cash provided by investing activities primarily related to net disposals of fixed maturities, partially offset by net purchases of equity securities and other investments. In 2014, cash used in investing activities primarily related to net purchases of equity securities and other investments, partially offset by net disposals of fixed maturities.

Net cash used in financing activities was $89.5 million during the first three months of 2015, as compared to $14.5 million during the first three months of 2014. During 2015, cash used in financing activities primarily resulted from the repurchase of debt, payment of dividends to shareholders and the repurchase of common stock. These cash outflows were partially offset by cash inflows related to the security lending program and option exercises. During 2014, cash used in financing activities primarily resulted from the payment of dividends to shareholders and the repurchase of common stock.

Dividends to common shareholders are subject to quarterly board approval and declaration. During the first three months of 2015, as declared by the Board, we paid a quarterly dividend of $0.41 per share to our shareholders, totaling $18.2 million. We believe that our holding company assets are sufficient to provide for future shareholder dividends should the Board of Directors declare them.

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

Our Board of Directors has authorized aggregate repurchases of our common stock of up to $600 million. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. During the first three months of 2015, we repurchased approximately 0.1 million shares of our common stock at a cost of $8.5 million. As of March 31, 2015, we have approximately $108 million available, under the Board authorization, for repurchases.

Additionally, from time to time, we may also repurchase our debt on an opportunistic basis. During the first quarter of 2015, we repurchased senior debentures with a net carrying value of $61.5 million at a cost of $78.2 million, resulting in a loss of $16.7 million, which is included in other operating expenses.

We have a $200.0 million credit agreement which expires in November 2018, with an option to increase the facility to $300.0 million assuming no default and satisfaction of certain other conditions. The agreement also includes a $50 million sub-facility for standby letters of credit that can be used for general corporate purposes. The agreement contains financial covenants including, but not limited to, maintaining at least a certain level of consolidated equity, maximum consolidated leverage ratios and requires certain of our subsidiaries to maintain a minimum RBC ratio. We had no borrowings under this agreement during the first three months of 2015.

Membership in FHLBB provides us with access to additional liquidity based on our stock holdings and pledged collateral. At March 31, 2015, we had additional borrowing capacity of $50.0 million. There were no borrowings outstanding under this agreement at March 31, 2015; however, we have and may continue, from time to time, to borrow through this facility to provide short term liquidity.

We also have a Standby Letter of Credit Facility (the “Facility Agreement”) not to exceed £130.0 million (or $192.8 million) outstanding at any one time, with the option to increase the amount available for issuances of letters of credit to £195.0 million (or $289.2 million) in the aggregate on one occasion only during the term of the Facility Agreement (subject to the consent of all lenders and assuming no default and satisfaction of other specified conditions). Amounts in U.S. dollars were converted based on the foreign currency exchange rate of 1.48 at March 31, 2015. The agreement provides certain covenants including, but not limited to, the syndicates’ financial condition. The Facility Agreement provides regulatory capital supporting Chaucer’s underwriting activities for the 2014 and 2015 years of account and each prior open year of account and is generally renewed biennially to support new underwriting years.

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

For a more detailed discussion of our credit agreements, see also “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2014.

At March 31, 2015, we were in compliance with the covenants of our debt and credit agreements.

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

Risks and Forward-Looking Statements

Information regarding risk factors and forward-looking information appears in Part II – Item 1A of this Quarterly Report on Form 10-Q and in Part I – Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. This Management’s Discussion and Analysis should be read and interpreted in light of such factors.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Our market risks, the ways we manage them, and sensitivity to changes in interest rates, equity price risk, and foreign currency exchange risk are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2014, included in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes in the first three months of 2015 to these risks or our management of them.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the internal control over financial reporting, as required by Rule 13a-15(d) of the Exchange Act, to determine whether any changes occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there were no such changes during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Reference is made to the litigation matter captioned “Durand Litigation” under “Commitments and Contingencies – Legal Proceedings” in Note 12 in the Notes to Interim Consolidated Financial Statements.

ITEM 1A – RISK FACTORS

This document contains, and management may make, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, may be forward-looking statements. When used in our Management’s Discussion and Analysis, the words: “believes”, “anticipates”, “expects”, “projections”, “outlook”, “should”, “could”, “plan”, “guidance”, “likely”, “on track to”, “targeted” and similar expressions are intended to identify forward-looking statements. We wish to caution readers that accuracy with respect to forward-looking projections is difficult and risks and uncertainties, in some cases, have affected and in the future could affect our actual results and could cause our actual results for the remainder of 2015 and beyond to differ materially from historical results and from those expressed in any of our forward-looking statements. We operate in a business environment that is continually changing, and as such, new risk factors may emerge over time. Additionally, our business is conducted in competitive markets and therefore involves a higher degree of risk. We cannot predict these new risk factors nor can we assess the impact, if any, that they may have on our business in the future. Some of the factors that could cause actual results to differ include, but are not limited to, the following:

•	changes in the demand for our products;
•	risks and uncertainties with respect to our ability to retain profitable policies in force and attract profitable policies and to increase rates commensurate with, or in excess of, loss trends;
•	changes in our estimates of loss and loss adjustment expense reserves and accident year “picks”, resulting in lower current year underwriting income or adverse loss development;
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

For a more detailed discussion of our risks and uncertainties, see also Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Shares purchased in the first quarter of 2015 are as follows:

			Total Number of	Approximate Dollar Value of
			Shares Purchased as	Shares That May Yet
			Part of Publicly	be Purchased Under the
	Total Number of	Average Price	Announced Plans or	Plans or Programs
Period	Shares Purchased	Paid per Share	Programs	(in millions) (1)
January 1 - 31, 2015 (2)	23,990	$69.64	-	$117
February 1 - 28, 2015 (3)	29,299	71.04	22,000	115
March 1 - 31, 2015 (4)	112,951	70.25	98,332	108
Total	166,240	$70.30	120,332	$108

(1)

Since the announcement of our share repurchase program on October 29, 2007, the Board has authorized us to repurchase up to $600 million in shares of our common stock using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions.

(2)	Reflects shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards.
(3)	Includes 7,299 shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards.
(4)	Includes 14,619 shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards.

ITEM 6 – EXHIBITS

EX – 10.1

Description of 2014 Named Executive Officer Short-Term Incentive Compensation Program Awards, 2015 Named Executive Officer Short-Term Incentive Compensation Programs and 2015 Named Executive Officer Long-Term Incentive Compensation Programs previously filed as Item 5.02 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 5, 2015 and incorporated herein by reference.

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
EX – 101

The following materials from The Hanover Insurance Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Income for the three months ended March 31, 2015 and 2014; (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014; (iii) Consolidated Balance Sheets at March 31, 2015 and December 31, 2014; (iv) Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (vi) related notes to these financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hanover Insurance Group, Inc.
Registrant

May 1, 2015	/s/ Frederick H. Eppinger, Jr.
Date	Frederick H. Eppinger, Jr.
President, Chief Executive Officer and Director

May 1, 2015	/s/ David B. Greenfield
Date	David B. Greenfield
Executive Vice President, Chief Financial Officer and Principal Accounting Officer