Form 10-Q
period 2015-06-30
HANOVER INSURANCE GROUP, INC.
filed 2015-07-30
CIK 944695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares outstanding of the registrant’s common stock was 44,193,261 as of July 28, 2015.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2015	2014	2015	2014
Revenues
Premiums	$1,205.8	$1,174.7	$2,416.8	$2,337.7
Net investment income	70.7	67.0	140.8	134.0
Net realized investment gains (losses):
Net realized gains from sales and other	14.5	22.3	26.6	26.7
Net other–than–temporary impairment losses on investments
recognized in earnings	(1.9)	(0.1)	(4.6)	(0.1)
Total net realized investment gains	12.6	22.2	22.0	26.6
Fees and other income	8.0	9.1	16.2	18.6
Total revenues	1,297.1	1,273.0	2,595.8	2,516.9

Losses and expenses
Losses and loss adjustment expenses	744.9	725.5	1,518.0	1,476.0
Amortization of deferred acquisition costs	262.0	259.6	522.6	513.3
Interest expense	14.9	16.3	30.8	32.6
Gain on disposal of U.K. motor business	(37.7)	-	(37.7)	-
Other operating expenses	160.4	163.9	332.5	315.2
Total losses and expenses	1,144.5	1,165.3	2,366.2	2,337.1
Income before income taxes	152.6	107.7	229.6	179.8

Income tax expense (benefit):
Current	5.7	(1.6)	34.9	7.6
Deferred	26.0	26.8	18.9	35.0
Total income tax expense	31.7	25.2	53.8	42.6

Income from continuing operations	120.9	82.5	175.8	137.2
Net (loss) gain from discontinued operations (net of tax benefit of $0.1 for the three months ended June 30, 2015 and June 30, 2014 and $0.2 for the six months ended June 30, 2015 and June 30, 2014)	(0.2)	0.1	(0.2)	-
Net income	$120.7	$82.6	$175.6	$137.2

Earnings per common share:
Basic:
Income from continuing operations	$2.74	$1.87	$3.98	$3.12
Net (loss) gain from discontinued operations	(0.01)	0.01	-	-
Net income per share	$2.73	$1.88	$3.98	$3.12
Weighted average shares outstanding	44.2	44.1	44.2	44.0

Diluted:
Income from continuing operations	$2.69	$1.84	$3.90	$3.06
Net (loss) gain from discontinued operations	(0.01)	-	-	-
Net income per share	$2.68	$1.84	$3.90	$3.06
Weighted average shares outstanding	45.0	44.9	45.1	44.8

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2015	2014	2015	2014
Net income	$120.7	$82.6	$175.6	$137.2
Other comprehensive income (loss), net of tax:
Available-for-sale securities and derivative instruments:
Net (depreciation) appreciation during the period	(92.6)	34.3	(63.5)	81.5
Change in other-than-temporary impairment losses
recognized in other comprehensive income	(2.1)	-	(4.4)	1.6
Total available-for-sale securities and derivative instruments	(94.7)	34.3	(67.9)	83.1
Pension and postretirement benefits:
Net actuarial losses and prior service costs arising
in the period	(3.3)	-	(1.4)	-
Amortization recognized as net periodic benefit and
postretirement cost	3.4	1.6	5.1	3.4
Total pension and postretirement benefits	0.1	1.6	3.7	3.4
Cumulative foreign currency translation adjustment:
Amount recognized as cumulative foreign currency
translation during the period	7.7	3.1	(2.2)	3.0
Total other comprehensive (loss) income, net of tax	(86.9)	39.0	(66.4)	89.5
Comprehensive income	$33.8	$121.6	$109.2	$226.7

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
(In millions, except share data)	2015	2014
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $6,671.0 and $7,145.7)	$6,835.0	$7,378.1
Equity securities, at fair value (cost of $516.7 and $506.6)	565.6	580.8
Other investments	309.3	291.4
Total investments	7,709.9	8,250.3
Cash and cash equivalents (includes restricted cash of $106.1 and $2.4)	583.7	373.3
Accrued investment income	62.0	66.9
Premiums and accounts receivable, net	1,520.5	1,360.9
Reinsurance recoverable on paid and unpaid losses and unearned premiums	2,822.3	2,268.2
Deferred acquisition costs	522.4	525.7
Deferred income taxes	138.0	131.2
Goodwill	184.2	184.6
Other assets	514.1	486.6
Assets of discontinued operations	87.6	112.0
Total assets	$14,144.7	$13,759.7

Liabilities
Loss and loss adjustment expense reserves	$6,591.3	$6,391.7
Unearned premiums	2,736.7	2,583.9
Expenses and taxes payable	653.1	695.4
Reinsurance premiums payable	329.5	226.8
Debt	835.1	903.5
Liabilities of discontinued operations	90.5	114.4
Total liabilities	11,236.2	10,915.7

Commitments and contingencies
Shareholders’ Equity
Preferred stock, par value $0.01 per share; 20.0 million shares authorized; none issued	-	-
Common stock, par value $0.01 per share; 300.0 million shares authorized; 60.5 million
shares issued	0.6	0.6
Additional paid-in capital	1,830.3	1,830.7
Accumulated other comprehensive income	140.0	206.4
Retained earnings	1,690.1	1,558.7
Treasury stock at cost (16.6 million shares)	(752.5)	(752.4)
Total shareholders’ equity	2,908.5	2,844.0
Total liabilities and shareholders’ equity	$14,144.7	$13,759.7

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Six Months Ended
	June 30,
(In millions)	2015	2014
Preferred Stock
Balance at beginning and end of period	$-	$-
Common Stock
Balance at beginning and end of period	0.6	0.6
Additional Paid-in Capital
Balance at beginning of period	1,830.7	1,830.1
Employee and director stock-based awards and other	(0.4)	(5.6)
Balance at end of period	1,830.3	1,824.5
Accumulated Other Comprehensive Income (Loss), net of tax
Net Unrealized Appreciation on Investments and Derivative Instruments:
Balance at beginning of period	300.9	259.3
Net (depreciation) appreciation on available-for-sale securities and derivative instruments	(67.9)	83.1
Balance at end of period	233.0	342.4
Defined Benefit Pension and Postretirement Plans:
Balance at beginning of period	(84.3)	(76.1)
Net amount arising in the period	(1.4)	-
Net amount recognized as net periodic benefit cost	5.1	3.4
Balance at end of period	(80.6)	(72.7)
Cumulative Foreign Currency Translation Adjustment:
Balance at beginning of period	(10.2)	(5.6)
Amount recognized as cumulative foreign currency translation during the period	(2.2)	3.0
Balance at end of period	(12.4)	(2.6)
Total accumulated other comprehensive income	140.0	267.1
Retained Earnings
Balance at beginning of period	1,558.7	1,349.1
Net income	175.6	137.2
Dividends to shareholders	(36.3)	(32.6)
Stock-based compensation	(7.9)	(2.0)
Balance at end of period	1,690.1	1,451.7
Treasury Stock
Balance at beginning of period	(752.4)	(762.9)
Shares purchased at cost	(23.5)	(6.7)
Net shares reissued at cost under employee stock-based compensation plans	23.4	20.8
Balance at end of period	(752.5)	(748.8)
Total shareholders’ equity	$2,908.5	$2,795.1

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
(In millions)	2015	2014
Cash Flows From Operating Activities
Net income	$175.6	$137.2
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of U.K. motor business	(37.7)	-
Net loss on repurchase of debt	18.5	-
Net realized investment gains	(21.6)	(26.6)
Net amortization and depreciation	16.8	16.9
Stock-based compensation expense	7.5	7.3
Amortization of defined benefit plan costs	7.2	5.2
Deferred income taxes expense	18.8	34.9
Change in deferred acquisition costs	(21.4)	(34.6)
Change in premiums receivable, net of reinsurance premiums payable	(98.9)	(122.8)
Change in loss, loss adjustment expense and unearned premium reserves	329.2	352.2
Change in reinsurance recoverable	(191.2)	(69.9)
Change in expenses and taxes payable	(60.3)	(101.8)
Other, net	(39.8)	(30.6)
Net cash provided by operating activities	102.7	167.4

Cash Flows From Investing Activities
Proceeds from disposals and maturities of fixed maturities	881.7	669.0
Proceeds from disposals of equity securities and other investments	230.0	95.3
Purchase of fixed maturities	(668.8)	(583.4)
Purchase of equity securities and other investments	(236.0)	(196.4)
Cash received from disposition of U.K. motor business, net of cash transferred	44.3	-
Capital expenditures	(8.1)	(7.4)
Net cash provided by (used in) investing activities	243.1	(22.9)

Cash Flows From Financing Activities
Proceeds from exercise of employee stock options	9.3	6.7
Change in cash collateral related to securities lending program	2.1	2.0
Dividends paid to shareholders	(36.3)	(32.6)
Repurchases of debt	(86.5)	(0.1)
Repurchases of common stock	(23.5)	(6.7)
Other financing activities	(2.3)	(2.3)
Net cash used in financing activities	(137.2)	(33.0)
Effect of exchange rate changes on cash	1.8	8.5
Net change in cash and cash equivalents	210.4	120.0
Net change in cash related to discontinued operations	-	-
Cash and cash equivalents, beginning of period	373.3	486.2
Cash and cash equivalents, end of period	$583.7	$606.2

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

In the opinion of the Company’s management, the accompanying interim consolidated financial statements reflect all adjustments, consisting of normal recurring items, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 24, 2015.

2. New Accounting Pronouncements

Recently Implemented Standards

 In April 2014, the FASB issued Accounting Standards Codification (“ASC”) Update No. 2014-08, (Topic 205 and Topic 360) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASC update modifies the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. Also, this update requires additional financial statement disclosures about discontinued operations, as well as disposals of an individually significant component of an entity that do not qualify for discontinued operations presentation. This ASC update was effective for all disposals (or classifications as held for sale) of components of an entity that occurred within annual and interim periods beginning on or after December 15, 2014 and for all businesses that, on acquisition, were classified as held for sale that also occurred within interim and annual periods beginning on or after December 15, 2014. The Company implemented this guidance effective January 1, 2015. The effect of implementing this guidance was not material to the Company’s financial position or results of operations.

Recently Issued Standards

In May 2015, the FASB issued ASC Update No. 2015-09, (Topic 944) Financial Services- Insurance: Disclosures about Short-Duration Contracts. This ASC update requires several additional disclosures regarding short-duration insurance contracts, including; disaggregated incurred and paid claims development information, quantitative and qualitative information about claim frequency and duration, and the sum of incurred but not reported (“IBNR”) liabilities plus expected development on reported claims included in the liability for unpaid claims and claim adjustment expenses along with a description of reserving methodologies. This information is required to be presented by accident year, for the number of years for which claims typically remain outstanding, but need not exceed 10 years. A reconciliation of the claims development disclosures to the aggregate carrying amount of the liability for unpaid claims and claim adjustment expenses, including a separate disclosure for reinsurance recoverables is also required for each period presented in the statement of financial position. In addition, this ASC requires insurance entities to disclose information about significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses, including reasons for the change and the effects on the financial statements.  The updated guidance is effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of ASC Update 2015-09 to have a material impact on its financial position or results of operations, as the update is disclosure related.

In April 2015, the FASB issued ASC Update No. 2015-03, (Subtopic 835-30) Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. This ASC update requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of a debt liability, consistent with debt discounts or premiums, and amortization of debt issuance cost shall be reported as interest expense. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASC update. The updated guidance is to be applied on a retrospective basis and early adoption is permitted. The update is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company does not expect the adoption of ASC update 2015-03 to have a material impact on its financial position or results of operations.

In May 2014, the FASB issued ASC Update No. 2014-09, (Topic 606) Revenue from Contracts with Customers. This ASC was issued to clarify the principles for recognizing revenue. Insurance Contracts and financial instrument transactions are not within the scope of this updated guidance, and; therefore, only an insignificant amount of the Company’s revenue is subject to this updated guidance. The updated guidance is effective for periods beginning after December 15, 2016 and is not expected to have a material effect on the Company’s financial position or results of operations.

In August 2014, the FASB issued ASC update No. 2014-15, (Subtopic 205-40) Presentation of Financial Statements – Going Concern. This ASC update provides guidance on determining when and how to disclose going concern uncertainties in the financial statements, and requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. The updated guidance is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early adoption is permitted. The Company does not expect the adoption of ASC update 2014-15 to have a material impact on its financial position or results of operations.

3. Disposal of U.K. Motor Business

Effective June 30, 2015, the Company transferred its U.K. motor business to an unaffiliated U.K.-based insurance provider. The transaction was executed through a 100 percent reinsurance arrangement for prior claim liabilities and in-force policies written by this division and the sale of two entities associated with this business. Total consideration from the sale of the Chaucer subsidiaries was $64.9 million and the transaction resulted in a net gain of $40.3 million.

The components of the gain are as follows:

(in millions)
Total consideration	$64.9
Less:
Carrying value of subsidiaries	(7.6)
Intangibles and goodwill disposed (1)	(17.7)
Transaction expenses and employee-related and other costs (2)	(7.7)
Realized gain on investments transferred as part of reinsurance agreement (3)	5.8
Pre-tax gain	37.7
Income tax benefit	2.6
Net gain	$40.3

(1)	Reflects $17.2 million of indefinite-lived intangible assets associated with the U.K. motor business upon THG’s purchase of Chaucer in July 2011 and $0.5 million of goodwill.
(2)	Transaction costs include legal, actuarial and other professional fees.
(3)

As part of the reinsurance agreement, investments were transferred, resulting in the recognition of net realized investment gains that were previously reflected in accumulated other comprehensive income.

In connection with the reinsurance arrangement, insurance liabilities of approximately $443 million were ceded, including $137.4 million of written premiums, and approximately $419 million of investments, cash, and premiums receivable were transferred.  The $25 million difference between assets and liabilities equals the deferred acquisition costs (“DAC”) balance associated with this business; hence, this transaction resulted in no net gain or loss.

4. Income Taxes

Income tax expense for the six months ended June 30, 2015 and 2014 has been computed using estimated annual effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect current estimates of the annual effective tax rates.

For the six months ended June 30, 2015, the tax provision is comprised of a $37.4 million U.S. federal income tax expense and a $16.4 million foreign income tax expense. For the six months ended June 30, 2014, the tax provision was comprised of a $24.7 million U.S. federal income tax expense and a $17.9 million foreign income tax expense. Income tax expense for the six months ended June 30, 2014 included a benefit of $4.4 million related to foreign exchange losses that was deductible on the Company’s 2013 U.S. tax return. This permanent tax item was not otherwise recognized in the Company’s U.S. GAAP financial statements.

Although most of the Company’s non–U.S. income is subject to U.S. federal income tax, a portion of its non–U.S. income is not subject to U.S. federal income tax until repatriated. Foreign taxes on this non–U.S. income are accrued at the local foreign tax rate, as opposed to the higher U.S. statutory rate, since these earnings currently are expected to be indefinitely reinvested overseas. This assumption could change as a result of a sale of the subsidiaries, the receipt of dividends from the subsidiaries, a change in management’s intentions, or as a result of various other events. The Company has not made a provision for U.S. taxes on $63.0 million and $5.6 million of non-U.S. income for the six months ended June 30, 2015 and 2014, respectively. However, in the future, if all such earnings were distributed to the Company, taxes of $43.2 million would be payable on all such undistributed earnings from the current and prior years and would be reflected in the tax provision for the year in which these earnings are no longer intended to be indefinitely reinvested overseas, assuming all foreign tax credits are realized.

The Company or its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions, as well as foreign jurisdictions. The Company and its subsidiaries are subject to U.S. federal income tax examinations by tax authorities for years after 2010, U.S. state income tax examinations for years after 2006 and foreign examinations for years after 2011.

5. Debt

Debt consists of the following:

(in millions)	June 30, 2015	December 31, 2014
Senior debentures maturing June 15, 2021	$300.0	$300.0
Senior debentures maturing March 1, 2020	102.4	164.6
Senior debentures maturing October 15, 2025	74.6	81.1
Subordinated debentures maturing March 30, 2053	175.0	175.0
Subordinated debentures maturing February 3, 2027	59.7	59.7
FHLBB borrowings (secured)	125.0	125.0
Total principal debt	$836.7	$905.4
Unamortized debt discount	(1.6)	(1.9)
Total	$835.1	$903.5

During the first half of 2015, the Company repurchased senior debentures maturing March 1, 2020, with a carrying value of $61.5 million at a cost of $78.2 million, resulting in a loss of $16.7 million, and senior debentures maturing October 15, 2025, with a carrying value of $6.5 million at a cost of $8.3 million, resulting in a loss of $1.8 million.  These losses are included in other operating expenses.

At June 30, 2015, the Company was in compliance with the covenants associated with its debt indentures and credit arrangements.

6. Investments

A. Fixed maturities and equity securities

The amortized cost and fair value of available-for-sale fixed maturities and the cost and fair value of equity securities were as follows:

	June 30, 2015
	Amortized	Gross	Gross		OTTI
	Cost or	Unrealized	Unrealized		Unrealized
(in millions)	Cost	Gains	Losses	Fair Value	Losses
Fixed maturities:
U.S. Treasury and government agencies	$440.0	$6.3	$4.1	$442.2	$-
Foreign government	204.1	2.9	2.7	204.3	-
Municipal	1,071.3	52.8	5.0	1,119.1	-
Corporate	3,564.3	132.6	39.9	3,657.0	14.3
Residential mortgage-backed	752.7	17.9	4.0	766.6	0.3
Commercial mortgage-backed	529.9	9.1	2.0	537.0	-
Asset-backed	108.7	0.5	0.4	108.8	-
Total fixed maturities	$6,671.0	$222.1	$58.1	$6,835.0	$14.6
Equity securities	$516.7	$54.3	$5.4	$565.6	$-

	December 31, 2014
	Amortized	Gross	Gross		OTTI
	Cost or	Unrealized	Unrealized		Unrealized
(in millions)	Cost	Gains	Losses	Fair Value	Losses
Fixed maturities:
U.S. Treasury and government agencies	$516.3	$7.6	$3.5	$520.4	$-
Foreign government	349.4	5.2	0.6	354.0	-
Municipal	1,079.6	62.4	4.0	1,138.0	-
Corporate	3,746.3	166.3	31.8	3,880.8	7.4
Residential mortgage-backed	770.4	21.7	3.0	789.1	0.4
Commercial mortgage-backed	516.7	12.4	1.3	527.8	-
Asset-backed	167.0	1.2	0.2	168.0	-
Total fixed maturities	$7,145.7	$276.8	$44.4	$7,378.1	$7.8
Equity securities	$506.6	$76.8	$2.6	$580.8	$-

Other-than-temporary impairments (“OTTI”) unrealized losses in the tables above represent OTTI recognized in accumulated other comprehensive income. This amount excludes net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date of $11.1 million and $12.3 million as of June 30, 2015 and December 31, 2014, respectively.

The amortized cost and fair value by maturity periods for fixed maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or the Company may have the right to put or sell the obligations back to the issuers.

	June 30, 2015
	Amortized	Fair
(in millions)	Cost	Value
Due in one year or less	$409.8	$413.9
Due after one year through five years	2,168.9	2,243.2
Due after five years through ten years	2,127.7	2,167.4
Due after ten years	573.3	598.1
	5,279.7	5,422.6
Mortgage-backed and asset-backed securities	1,391.3	1,412.4
Total fixed maturities	$6,671.0	$6,835.0

B. Securities in an unrealized loss position

The following tables provide information about the Company’s fixed maturities and equity securities that were in an unrealized loss position at June 30, 2015 and December 31, 2014 including the length of time the securities have been in an unrealized loss position:

	June 30, 2015
	12 months or less		Greater than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in millions)	Losses	Value	Losses	Value	Losses	Value
Fixed maturities:
Investment grade:
U.S. Treasury and government agencies	$1.3	$74.1	$2.8	$100.8	$4.1	$174.9
Foreign governments	1.8	58.1	0.9	5.6	2.7	63.7
Municipal	2.6	132.1	2.4	77.8	5.0	209.9
Corporate	14.6	709.1	9.9	120.9	24.5	830.0
Residential mortgage-backed	2.0	150.7	2.0	54.0	4.0	204.7
Commercial mortgage-backed	1.8	187.9	0.2	17.6	2.0	205.5
Asset-backed	0.4	35.2	-	5.0	0.4	40.2
Total investment grade	24.5	1,347.2	18.2	381.7	42.7	1,728.9
Below investment grade:
Corporate	13.5	151.6	1.9	23.2	15.4	174.8
Total fixed maturities	38.0	1,498.8	20.1	404.9	58.1	1,903.7
Equity securities	5.4	151.9	-	-	5.4	151.9
Total	$43.4	$1,650.7	$20.1	$404.9	$63.5	$2,055.6

	December 31, 2014
	12 months or less		Greater than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in millions)	Losses	Value	Losses	Value	Losses	Value
Fixed maturities:
Investment grade:
U.S. Treasury and government agencies	$-	$52.2	$3.5	$137.9	$3.5	$190.1
Foreign governments	0.4	20.8	0.2	24.2	0.6	45.0
Municipal	0.3	57.1	3.7	140.2	4.0	197.3
Corporate	7.8	393.3	9.3	217.4	17.1	610.7
Residential mortgage-backed	0.2	36.4	2.8	98.0	3.0	134.4
Commercial mortgage-backed	0.4	90.4	0.9	60.8	1.3	151.2
Asset-backed	0.1	46.6	0.1	13.2	0.2	59.8
Total investment grade	9.2	696.8	20.5	691.7	29.7	1,388.5
Below investment grade:
Corporate	12.2	114.9	2.5	28.3	14.7	143.2
Total fixed maturities	21.4	811.7	23.0	720.0	44.4	1,531.7
Equity securities	2.2	130.2	0.4	3.9	2.6	134.1
Total	$23.6	$941.9	$23.4	$723.9	$47.0	$1,665.8

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

C. Other investments

In accordance with Lloyd’s operating guidelines, the Company deposits funds at Lloyd’s to support underwriting operations. These funds are available only to fund claim obligations. These assets consisted of approximately $387 million of fixed maturities and $106 million of cash and cash equivalents as of June 30, 2015. The Company also deposits funds with various state and governmental authorities in the U.S. For a discussion of the Company’s deposits with state and governmental authorities, see also Note 3 – “Investments” of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2014.

D. Proceeds from sales

The proceeds from sales of available-for-sale securities and gross realized gains and losses on those sales, were as follows:

	Three Months Ended June 30,
	2015			2014
	Proceeds from	Gross	Gross	Proceeds from	Gross	Gross
(in millions)	Sales	Gains	Losses	Sales	Gains	Losses
Fixed maturities	$594.4	$10.6	$1.4	$70.5	$1.1	$1.1
Equity securities	$83.1	$7.7	$-	$60.0	$22.2	$0.7

	Six Months Ended June 30,
	2015			2014
	Proceeds from	Gross	Gross	Proceeds from	Gross	Gross
(in millions)	Sales	Gains	Losses	Sales	Gains	Losses
Fixed maturities	$824.7	$12.9	$4.7	$208.1	$3.3	$2.3
Equity securities	$167.8	$20.1	$-	$72.4	$24.1	$0.8

Proceeds from sales of fixed maturities for the three and six months ended June 30, 2015 included proceeds of $379.6 million from the transfer of fixed maturity investments in connection with the sale and reinsurance of the U.K. motor business and related gross gains of $6.4 million and gross losses of $0.6 million.

E. Other-than-temporary impairments

For the three months ended June 30, 2015, total OTTI of fixed maturities was $5.1 million.  Of this amount, $1.9 million was recognized in earnings and the remaining $3.2 million was recorded as unrealized losses in accumulated other comprehensive income.  For the six months ended June 30, 2015, total OTTI of fixed maturities and equity securities were $11.4 million.  Of this amount, $4.6 million was recognized in earnings and the remaining $6.8 million was recorded as unrealized losses in accumulated other comprehensive income.

For the three and six months ended June 30, 2014, OTTI of fixed maturities recognized in earnings was $0.1 million, which was transferred from unrealized losses in accumulated other comprehensive income.

The methodology and significant inputs used to measure the amount of credit losses on fixed maturities in 2015 were as follows:

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Credit losses at beginning of period	$4.5	$5.3	$4.2	$7.8
Credit losses for which an OTTI was not
previously recognized	1.7	-	2.7	-
Reductions for securities sold, matured or called	(0.1)	(0.6)	(0.8)	(3.1)
Reductions for securities reclassified as intended to sell	-	(0.4)	-	(0.4)
Credit losses at end of period	$6.1	$4.3	$6.1	$4.3

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

Other Investments

Other investments include mortgage participations and other mortgage loans, overseas trust funds required in connection with our Lloyd’s business and cost basis limited partnerships. Fair values of mortgage participations and other mortgage loans are estimated by discounting the contractual cash flows using the rates at which similar loans would be made to borrowers with comparable credit ratings and are reported as Level 3. Fair values of overseas trust funds are provided by the investment manager based on quoted prices for similar instruments in active markets and are reported as Level 2. The fair values of cost basis limited partnerships are based on the net asset value provided by the general partner and recent financial information and are reported as Level 3.

Debt

The fair value of debt is estimated based on quoted market prices. If a quoted market price is not available, fair values are estimated using discounted cash flows that are based on current interest rates and yield curves for debt issuances with maturities and credit risks consistent with the debt being valued. Debt is reported as Level 2.

The estimated fair value of the financial instruments were as follows:

	June 30, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
(in millions)	Value	Value	Value	Value
Financial Assets
Cash and cash equivalents	$583.7	$583.7	$373.3	$373.3
Fixed maturities	6,835.0	6,835.0	7,378.1	7,378.1
Equity securities	565.6	565.6	580.8	580.8
Other investments	285.9	290.1	267.4	272.2
Total financial assets	$8,270.2	$8,274.4	$8,599.6	$8,604.4
Financial Liabilities
Debt	$835.1	$961.2	$903.5	$1,021.7

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

The following tables provide, for each hierarchy level, the Company’s assets that were measured at fair value on a recurring basis.

	June 30, 2015
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$442.2	$163.0	$279.2	$-
Foreign government	204.3	22.8	181.5	-
Municipal	1,119.1	-	1,092.1	27.0
Corporate	3,657.0	-	3,647.6	9.4
Residential mortgage-backed, U.S. agency backed	681.2	-	681.2	-
Residential mortgage-backed, non-agency	85.4	-	85.4	-
Commercial mortgage-backed	537.0	-	519.0	18.0
Asset-backed	108.8	-	107.5	1.3
Total fixed maturities	6,835.0	185.8	6,593.5	55.7
Equity securities	556.0	554.7	-	1.3
Other investments	99.1	-	95.3	3.8
Total investment assets at fair value	$7,490.1	$740.5	$6,688.8	$60.8

	December 31, 2014
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$520.4	$233.5	$286.9	$-
Foreign government	354.0	43.3	310.7	-
Municipal	1,138.0	-	1,112.3	25.7
Corporate	3,880.8	-	3,871.2	9.6
Residential mortgage-backed, U.S. agency backed	689.2	-	689.2	-
Residential mortgage-backed, non-agency	99.9	-	99.9	-
Commercial mortgage-backed	527.8	-	506.4	21.4
Asset-backed	168.0	-	168.0	-
Total fixed maturities	7,378.1	276.8	7,044.6	56.7
Equity securities	571.5	570.3	-	1.2
Other investments	136.4	-	132.6	3.8
Total investment assets at fair value	$8,086.0	$847.1	$7,177.2	$61.7

The following tables provide, for each hierarchy level, the Company’s estimated fair values of financial instruments that were not carried at fair value:

	June 30, 2015
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$583.7	$583.7	$-	$-
Equity securities	9.6	-	9.6	-
Other investments	191.0	-	-	191.0
Liabilities:
Debt	$961.2	$-	$961.2	$-

	December 31, 2014
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$373.3	$373.3	$-	$-
Equity securities	9.3	-	9.3	-
Other investments	135.8	-	-	135.8
Liabilities:
Debt	$1,021.7	$-	$1,021.7	$-

The tables below provide a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fixed Maturities
(in millions)	Municipal	Corporate	Commercial mortgage-backed	Asset-backed	Total	Equity and Other	Total Assets
Three Months Ended
June 30, 2015
Balance April 1, 2015	$27.2	$9.5	$20.9	$0.8	$58.4	$5.1	$63.5
Transfers into Level 3	-	-	-	0.5	0.5	-	0.5
Total gains (losses):
Included in earnings	-	0.1	-	-	0.1	-	0.1
Included in other comprehensive income - net depreciation on available-for-sale securities	(1.2)	(0.1)	(0.9)	-	(2.2)	-	(2.2)
Purchases and sales:
Purchases	1.4	-	-	-	1.4	-	1.4
Sales	(0.4)	(0.1)	(2.0)	-	(2.5)	-	(2.5)
Balance June 30, 2015	$27.0	$9.4	$18.0	$1.3	$55.7	$5.1	$60.8

Three Months Ended
June 30, 2014
Balance April 1, 2014	$29.6	$13.2	$22.5	$-	$65.3	$4.8	$70.1
Transfers out of Level 3	(2.6)	-	-	-	(2.6)	-	(2.6)
Total gains:
Included in other comprehensive income - net appreciation on available-for-sale securities	0.3	-	0.4	-	0.7	-	0.7
Sales	(0.5)	-	(0.4)	-	(0.9)	-	(0.9)
Balance June 30, 2014	$26.8	$13.2	$22.5	$-	$62.5	$4.8	$67.3

	Fixed Maturities
(in millions)	Municipal	Corporate	Residential mortgage-backed, non-agency	Commercial mortgage-backed	Asset-backed	Total	Equity and Other	Total Assets
Six Months Ended
June 30, 2015
Balance January 1, 2015	$25.7	$9.6	$-	$21.4	$-	$56.7	$5.0	$61.7
Transfers into Level 3	-	-	-	-	1.3	1.3	-	1.3
Total gains (losses):
Included in earnings	-	0.1	-	-	-	0.1	-	0.1
Included in other comprehensive income-net (depreciation) appreciation on available-for-sale securities	(0.8)	(0.2)	-	(0.6)	-	(1.6)	0.1	(1.5)
Purchases and sales:
Purchases	3.1	-	-	-	-	3.1	-	3.1
Sales	(1.0)	(0.1)	-	(2.8)	-	(3.9)	-	(3.9)
Balance June 30, 2015	$27.0	$9.4	$-	$18.0	$1.3	$55.7	$5.1	$60.8

Six Months Ended
June 30, 2014
Balance January 1, 2014	$25.6	$13.0	$0.5	$22.9	$-	$62.0	$42.2	$104.2
Transfers into Level 3	2.2	-	-	-	-	2.2	-	2.2
Transfers out of Level 3	(2.6)	-	-	-	-	(2.6)	(37.4)	(40.0)
Total gains (losses):
Included in other comprehensive income-net appreciation on available-for-sale securities	0.6	0.2	-	0.7	-	1.5	-	1.5
Purchases and sales:
Purchases	2.5	-	-	-	-	2.5	-	2.5
Sales	(1.5)	-	(0.5)	(1.1)	-	(3.1)	-	(3.1)
Balance June 30, 2014	$26.8	$13.2	$-	$22.5	$-	$62.5	$4.8	$67.3

During the three and six months ended June 30, 2015 and 2014, the Company transferred fixed maturities between Level 2 and Level 3 primarily as a result of assessing the significance of unobservable inputs on the fair value measurement. There were no transfers between Level 1 and Level 2 during the three months or six months ended June 30, 2015 or 2014.

There were no Level 3 liabilities held by the Company for the six months ended June 30, 2015 and 2014. The following table summarizes changes in fair value that were recorded in net income for Level 3 assets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	Net Investment		Net Investment
(in millions)	Income		Income
Level 3 Assets:
Fixed maturities:
Corporates	$0.1	$-	$0.1	$-

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

			June 30, 2015		December 31, 2014
	Valuation	Significant	Fair	Range	Fair	Range
(in millions)	Technique	Unobservable Inputs	Value	(Wtd Average)	Value	(Wtd Average)
Fixed maturities:
Municipal	Discounted	Discount for:	$27.0		$25.7
	cash flow	Small issue size Credit stress Above-market coupon		0.6-6.8% (2.5%) 0.9-1.5% (1.2%) 0.3-1.0% (0.4%)		0.6-4.5% (2.0%) N/A 0.3-1.0% (0.4%)
Corporate	Discounted	Discount for:	9.1		9.4
	cash flow	Small issue size Above-market coupon		0.5-1.0% (0.8%) 0.3-0.8% (0.6%)		0.5-1.0% (0.7%) 0.3-0.8% (0.6%)
Commercial mortgage-backed	Discounted	Discount for:	18.0		21.4
	cash flow	Small issue size Above-market coupon Lease structure Credit stress		0.5-1.0% (0.5%) 0.5% (0.5%) 0.3% (0.3%) N/A		0.5% (0.5%) 0.5-0.8% (0.5%) 0.3% (0.3%) 0.5% (0.5%)
Asset-backed	Discounted	Discount for:	1.3		-
	cash flow	Small issue size		0.7-0.8% (0.7%)		N/A
Equity securities	Market	Net tangible asset	1.1		1.1
	comparables	market multiples		1.0X (1.0X)		1.0X (1.0X)
Other	Discounted	Discount rate	3.8	18.0% (18.0%)	3.8	18.0% (18.0%)
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

8. Pension and Other Postretirement Benefit Plans

The components of net periodic pension cost for defined benefit pension and other postretirement benefit plans included in the Company’s results of operations are as follows:

	Three Months Ended June 30,
	2015	2014	2015	2014

(in millions)	Pension Plans		Postretirement Plans
Service cost - benefits earned during the period	$0.4	$0.3	$-	$-
Interest cost	7.3	8.5	0.1	0.2
Expected return on plan assets	(7.9)	(9.1)	-	-
Recognized net actuarial loss	4.8	2.9	0.1	-
Amortization of prior service cost	-	0.1	(0.3)	(0.5)
Curtailment gain	(1.8)	-	-	-
Net periodic pension cost (benefit)	$2.8	$2.7	$(0.1)	$(0.3)

	Six Months Ended June 30,
	2015	2014	2015	2014

(in millions)	Pension Plans		Postretirement Plans
Service cost - benefits earned during the period	$0.7	$0.7	$-	$-
Interest cost	14.6	16.9	0.3	0.4
Expected return on plan assets	(15.7)	(18.3)	-	-
Recognized net actuarial loss	7.8	5.8	0.1	-
Amortization of prior service cost	-	0.1	(0.7)	(0.9)
Curtailment gain	(1.8)	-	-	-
Net periodic pension cost (benefit)	$5.6	$5.2	$(0.3)	$(0.5)

In the second quarter of 2015, the Company recognized a $1.8 million benefit due to the disposal of the U.K. motor business. Included in the table above in recognized net actuarial loss was an equal and offsetting expense.

9. Other Comprehensive Income

The following table provides changes in other comprehensive income.

	Three Months Ended June 30,
	2015			2014
		Tax			Tax
		Benefit	Net of		Benefit	Net of
(in millions)	Pre-Tax	(Expense)	Tax	Pre-Tax	(Expense)	Tax

Unrealized gains (losses) on available-for-sale securities and derivative instruments:
Unrealized (losses) gains arising during period (net of pre-tax, ceded unrealized gains of $0.7 million for the three months ended June 30, 2014)	$(128.2)	$44.8	$(83.4)	$83.2	$(29.2)	$54.0
Less:
Amount of realized gains from sales and other	(14.4)	1.9	(12.5)	(22.4)	2.6	(19.8)
Portion of other-than-temporary impairment losses
recognized in earnings	1.9	(0.7)	1.2	0.1	-	0.1
Net unrealized (losses) gains	(140.7)	46.0	(94.7)	60.9	(26.6)	34.3
Pension and postretirement benefits:
Net actuarial losses and prior service costs arising
in the period	(4.2)	0.9	(3.3)	-	-	-
Amortization of net actuarial loss and prior service
cost recognized as net periodic benefit cost	4.7	(1.3)	3.4	2.5	(0.9)	1.6
Net pension and postretirement benefits	0.5	(0.4)	0.1	2.5	(0.9)	1.6
Cumulative foreign currency translation adjustment:
Foreign currency translation recognized during
the period	11.9	(4.2)	7.7	4.8	(1.7)	3.1
Other comprehensive (loss) income	$(128.3)	$41.4	$(86.9)	$68.2	$(29.2)	$39.0

	Six Months Ended June 30,
	2015			2014
		Tax			Tax
		Benefit	Net of		Benefit	Net of
(in millions)	Pre-Tax	(Expense)	Tax	Pre-Tax	(Expense)	Tax
Unrealized gains (losses) on available-for-sale securities and derivative instruments:
Unrealized (losses) gains arising during period (net of pre-tax, ceded unrealized gains of $1.2 million for the six months ended June 30, 2014)	$(73.5)	$25.7	$(47.8)	$166.5	$(55.3)	$111.2
Less:
Amount of realized gains from sales and other	(26.4)	3.3	(23.1)	(26.7)	(1.5)	(28.2)
Portion of other-than-temporary impairment losses
recognized in earnings	4.6	(1.6)	3.0	0.1	-	0.1
Net unrealized (losses) gains	(95.3)	27.4	(67.9)	139.9	(56.8)	83.1
Pension and postretirement benefits:
Net actuarial losses and prior service costs
arising in the period	(1.2)	(0.2)	(1.4)	-	-	-
Amortization of net actuarial loss and prior service
cost recognized as net periodic benefit cost	7.3	(2.2)	5.1	5.2	(1.8)	3.4
Net pension and postretirement benefits	6.1	(2.4)	3.7	5.2	(1.8)	3.4
Cumulative foreign currency translation adjustment:
Foreign currency translation recognized during
the period	(3.4)	1.2	(2.2)	4.7	(1.7)	3.0
Other comprehensive (loss) income	$(92.6)	$26.2	$(66.4)	$149.8	$(60.3)	$89.5

Reclassifications out of accumulated other comprehensive income were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(in millions)	2015	2014	2015	2014

	Amount Reclassified from
Details about Accumulated Other	Accumulated Other				Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income				Where Net Income is Presented
Unrealized gains on available-for-sale
securities and derivative instruments	$14.4	$22.4	$26.4	$26.7	Net realized gains from sales and other
					Net other-than-temporary impairment
	(1.9)	(0.1)	(4.6)	(0.1)	losses on investments recognized in earnings
	12.5	22.3	21.8	26.6	Total before tax
	(1.2)	(2.6)	(1.7)	1.5	Tax (expense) benefit
	11.3	19.7	20.1	28.1	Net of tax
Amortization of defined benefit pension					Loss adjustment expenses and other
and postretirement plans	(4.7)	(2.5)	(7.3)	(5.2)	operating expenses
	1.3	0.9	2.2	1.8	Tax benefit
	(3.4)	(1.6)	(5.1)	(3.4)	Net of tax
Total reclassifications for the period	$7.9	$18.1	$15.0	$24.7	Net of tax

The amount reclassified from accumulated other comprehensive income for the pension and postretirement benefits was allocated approximately 40% to loss adjustment expenses and 60% to other operating expenses for the six months ended June 30, 2015 and 2014.

10. Segment Information

The Company’s primary business operations include insurance products and services provided through four operating segments. The domestic operating segments are Commercial Lines, Personal Lines and Other, and the Company’s international operating segment is Chaucer. Commercial Lines includes commercial multiple peril, commercial automobile, workers’ compensation, and other commercial coverages, such as specialty program business, inland marine, management and professional liability and surety. Personal Lines includes personal automobile, homeowners and other personal coverages. Chaucer includes marine and aviation, energy, property, U.K. motor, and casualty and other coverages (which includes international liability, specialist coverages, and syndicate participations). As a result of the aforementioned transfer of the Company’s U.K. motor business, results from the Chaucer segment will no longer include this business subsequent to June 30, 2015. Included in Other are Opus Investment Management, Inc., which markets investment management services to institutions, pension funds and other organizations; earnings on holding company assets; and, a discontinued voluntary pools business. The separate financial information is presented consistent with the way results are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

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

Summarized below is financial information with respect to the Company’s business segments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2015	2014	2015	2014
Operating revenues:
Commercial Lines	$598.8	$556.9	$1,185.5	$1,108.9
Personal Lines	377.7	371.4	751.7	742.4
Chaucer	306.3	320.6	632.8	635.1
Other	1.7	1.9	3.8	3.9
Total	1,284.5	1,250.8	2,573.8	2,490.3
Net realized investment gains	12.6	22.2	22.0	26.6
Total revenues	$1,297.1	$1,273.0	$2,595.8	$2,516.9
Operating income (loss) before interest expense and income taxes:
Commercial Lines:
Underwriting income (loss)	$8.5	$7.3	$2.6	$(14.0)
Net investment income	39.4	37.2	78.0	74.5
Other income (expense)	0.3	(0.3)	(1.2)	(0.2)
Commercial Lines operating income	48.2	44.2	79.4	60.3
Personal Lines:
Underwriting income	13.0	3.6	16.4	5.7
Net investment income	18.3	18.0	36.2	35.9
Other income	0.8	1.1	1.8	2.7
Personal Lines operating income	32.1	22.7	54.4	44.3
Chaucer:
Underwriting income	27.5	24.3	63.1	60.8
Net investment income	12.0	10.7	24.3	21.2
Other income	2.5	3.1	3.8	5.3
Chaucer operating income	42.0	38.1	91.2	87.3
Other:
Underwriting loss	(0.7)	(0.9)	(1.4)	(1.4)
Net investment income	1.0	1.1	2.3	2.4
Other net expenses	(3.2)	(3.0)	(6.3)	(5.7)
Other operating loss	(2.9)	(2.8)	(5.4)	(4.7)
Operating income before interest expense and income taxes	119.4	102.2	219.6	187.2
Interest on debt	(14.9)	(16.3)	(30.8)	(32.6)
Operating income before income taxes	104.5	85.9	188.8	154.6
Non-operating income items:
Net realized investment gains	12.6	22.2	22.0	26.6
Net gain on disposal of U.K. motor business	37.7	-	37.7	-
Net loss from repurchase of debt	(1.8)	-	(18.5)	-
Other non-operating items	(0.4)	(0.4)	(0.4)	(1.4)
Income before income taxes	$152.6	$107.7	$229.6	$179.8

The Company recognized $10.9 million and $5.1 million in net foreign currency transaction gains in the Statements of Income during the three months ended June 30, 2015 and 2014, respectively. The Company recognized $17.7 million and $5.8 million in net foreign currency transaction gains in the Statements of Income during the six months ended June 30, 2015 and 2014, respectively.

The following table provides identifiable assets for the Company’s business segments and discontinued operations:

	June 30,	December 31,
	2015	2014

(in millions)	Identifiable Assets
U.S. Companies	$9,530.8	$9,418.4
Chaucer	4,526.3	4,229.3
Discontinued operations	87.6	112.0
Total	$14,144.7	$13,759.7

The Company reviews the assets of its U.S. Companies collectively and does not allocate them between the Commercial Lines, Personal Lines and Other segments.

11. Stock-based Compensation

As of June 30, 2015, there were 5,237,457 shares, 2,446,944 shares and 718,372 shares available for grant under The Hanover Insurance Group 2014 Long-Term Incentive Plan, The Hanover Insurance Group 2014 Employee Stock Purchase Plan and the Chaucer Share Incentive Plan, respectively.

Compensation cost for the Company’s stock-based awards and the related tax benefits were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2015	2014	2015	2014
Stock-based compensation expense	$4.2	$3.8	$7.5	$7.3
Tax benefit	(1.4)	(1.4)	(2.6)	(2.6)
Stock-based compensation expense, net of taxes	$2.8	$2.4	$4.9	$4.7

Stock Options

Information on the Company’s stock option plans is summarized below.

	Six Months Ended June 30,
	2015		2014
(in whole shares and dollars)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	2,236,620	$46.61	2,049,173	$41.18
Granted	659,850	70.28	683,200	58.02
Exercised	(204,444)	44.29	(243,491)	38.66
Forfeited or cancelled	(90,137)	51.52	(34,085)	41.84
Outstanding, end of period	2,601,889	52.63	2,454,797	46.10

Restricted Stock Units

The following tables summarize activity information about employee restricted stock units:

	Six Months Ended June 30,
	2015		2014
(in whole shares and dollars)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Time-based restricted stock units:
Outstanding, beginning of period	384,923	$45.63	525,980	$41.20
Granted	92,409	70.61	94,240	58.02
Vested	(95,787)	41.56	(202,006)	42.09
Forfeited	(20,988)	48.90	(9,300)	40.73
Outstanding, end of period	360,557	52.93	408,914	44.65

Performance-based and market-based restricted stock units:
Outstanding, beginning of period	218,338	$44.24	184,626	$40.42
Granted	82,025	48.55	60,338	55.73
Vested	(77,854)	38.82	(22,826)	44.78
Forfeited	(14,451)	44.68	(3,800)	37.90
Outstanding, end of period	208,058	47.93	218,338	44.24

In the first six months of 2015 and 2014, the Company granted market-based awards totaling 80,738 and 56,625, respectively, to certain members of senior management, which are included in the table above as performance and market-based restricted stock activity. The vesting of these stock units is based on the relative total shareholder return (“TSR”) of the Company. This metric is generally based on relative TSR for a three-year period, as compared to a property and casualty index of selected competitor companies. The fair value of market-based awards was estimated at the date of grant using a valuation model. These units have the potential to range from 0% to 150% of the shares disclosed. Included in the amount granted above were 38,713 shares related to market-based awards that achieved a payout in excess of 100%, with 20,275 shares becoming vested in the first quarter of 2015 and the remaining 18,438 shares vesting in the first quarter of 2016 provided that the participant remains employed by the Company during the vesting period.

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

12. Earnings Per Share and Shareholders’ Equity Transactions

The following table provides weighted average share information used in the calculation of the Company’s basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(in millions, except per share data)	2015	2014	2015	2014
Basic shares used in the calculation of earnings per share	44.2	44.1	44.2	44.0
Dilutive effect of securities:
Employee stock options	0.5	0.4	0.5	0.4
Non-vested stock grants	0.3	0.4	0.4	0.4
Diluted shares used in the calculation of earnings per share	45.0	44.9	45.1	44.8
Per share effect of dilutive securities on income from continuing operations	$(0.05)	$(0.03)	$(0.08)	$(0.06)
Per share effect of dilutive securities on net income	$(0.05)	$(0.04)	$(0.08)	$(0.06)

Diluted earnings per share for the three and six months ended June 30, 2015 and 2014 excludes 0.7 million of common shares issuable under the Company’s stock compensation plans, because their effect would be antidilutive.

The Company’s Board of Directors has authorized aggregate repurchases of the Company’s common stock of up to $600 million. As of June 30, 2015, the Company had  $93 million available for repurchases under these repurchase authorizations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. The Company is not required to purchase any specific number of shares or to make purchases by any certain date under this program. During the first six months of 2015, the Company purchased 0.3 million shares of the Company’s common stock at a cost of $23.5 million.

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

The plaintiff filed an Amended Complaint adding two new named plaintiffs and additional claims on December 11, 2009. In response, the Company filed a Motion to Dismiss on January 30, 2010. In addition to the pending claim challenging the calculation of lump sum distributions, the Amended Complaint included: (a) a claim that the Plan failed to calculate participants’ account balances and lump sum payments properly because interest credits were based solely upon the performance of each participant’s selection from among various hypothetical investment options (as the Plan provided) rather than crediting the greater of that performance or the 30 year Treasury rate; (b) a claim that the 2004 Plan amendment, which changed interest crediting for all participants from the performance of participant’s investment selections to the 30 year Treasury rate, reduced benefits in violation of the Employee Retirement Income Security Act of 1974 (“ERISA”) for participants who had account balances as of the amendment date by not continuing to provide them performance-based interest crediting on those balances; and (c) claims against the Company for breach of fiduciary duty and ERISA notice requirements arising from the various interest crediting and lump sum distribution matters of which plaintiffs complain. On March 31, 2011, the District Court granted the Company and the Plan’s Motion to Dismiss on statute of limitations grounds the additional claims set forth in (a) and (b) above, however, in response to a motion for reconsideration, the Court allowed the new breach of fiduciary duty claim to stand, but only as to plaintiffs’ “whipsaw” claim that remained in the case. On June 22, 2012, the Company and the Plan filed a Partial Motion for Summary Judgment to dismiss the “whipsaw” claim of one of the named plaintiffs who received his lump sum distribution after December 31, 2003. On October 2, 2013, the Court granted the Company and the Plan’s Partial Motion for Summary Judgment and dismissed with prejudice the “whipsaw” claim of the named plaintiff who received a lump sum distribution after December 31, 2003 and the similar claims of the putative class members he sought to represent. On December 17, 2013, the Court entered an order certifying a class to bring “whipsaw” and related breach of fiduciary duty claims consisting of all persons who received a lump sum distribution between March 1, 1997 and December 31, 2003, and a subclass to bring such claims consisting of all persons who received lump sum distributions between March 1, 1997 and March 12, 2002. On December 17, 2013, the Court also granted plaintiffs’ motion for entry of a final order allowing an immediate appeal by the two named plaintiffs added in the Amended Complaint of their dismissed claims that the 2004 Plan amendment reduced benefits in violation of ERISA, and for one of them, that his post-2003 lump sum distribution should have been greater. On January 14, 2014, the Company filed a Motion to Alter or Amend the Court’s December 17, 2013 Order requesting that the Court reverse its order making the dismissed claims final and appealable or, in the alternative, stay merits discovery on the claims remaining in the district court pending resolution of the dismissed plaintiffs’ appeal. The Court denied this motion on April 30, 2014. The appeal of the dismissal of the claims of the two named plaintiffs added in the Amended Complaint was filed on May 30, 2014. Oral argument on the appeal took place on June 11, 2015 and the Company awaits the Court’s decision. The Company filed a Summary Judgment motion to dismiss another class of plaintiffs that were added with the Amended Complaint. Plaintiffs have objected to this motion pending the outcome of the foregoing appeal.

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

Operating income before interest expense and income taxes was $219.6 million for the six months ended June 30, 2015, compared to $187.2 million in the same period in 2014, an increase of $32.4 million. This increase is due to a lower expense ratio, higher net investment income, higher favorable development on prior years’ loss and loss adjustment expense (“LAE”) reserves (“prior years’ loss reserves”) and lower catastrophe losses in the first six months of 2015. Favorable development on prior years’ loss reserves was $53.8 million for the six months ended June 30, 2015, compared to favorable development of $48.9 million during the same period of 2014. Pre-tax catastrophe losses were $108.8 million for the six months ended June 30, 2015, compared to $113.6 million during the same period of 2014.

Effective June 30, 2015, we transferred our U.K. motor business to an unaffiliated U.K.-based insurance provider. The transaction was executed through a 100 percent reinsurance arrangement for prior claim liabilities and in-force policies written by this division and the sale of two entities associated with this business. Total consideration from the sale of Chaucer subsidiaries was $64.9 million and the transaction resulted in a non-operating net gain of $40.3 million.

Pricing in our Commercial and Personal Lines remains favorable as we continue to respond to increased weather-related losses over recent years, as well as to the earnings impact of reduced investment income as a result of low interest rates, and other factors. We are continuing efforts to improve our underwriting results in both our Commercial and Personal Lines, through rate increases and improvements to our mix of business. At Chaucer, we continue to experience competitive pressure on rates in 2015. In response to these challenging market conditions, we continue to actively manage Chaucer’s underwriting portfolio, using our expertise, distinctive underwriting capabilities and market knowledge to target specific attractive underwriting opportunities.

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

We believe these efforts have driven, and will continue to drive, improvement in our overall mix of business and ultimately our underwriting profitability. Commercial Lines net premiums written grew by 6.5% in the first six months of 2015, driven by both our core commercial and specialty businesses. This growth is primarily due to rate and exposure increases, increased retention and targeted new business expansion.

Underwriting results improved in the first six months of 2015, as compared to the same period in 2014, due to improved loss performance and a lower expense ratio. The competitive nature of the Commercial Lines market requires us to be highly disciplined in our underwriting process to ensure that we write business at acceptable margins, and we continue to seek rate increases across our lines of business.

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

Underwriting results improved in the first six months of 2015, as compared to the same period in 2014. Improved current accident year loss results excluding catastrophe losses, and to a lesser extent, an improved expense ratio, contributed to this favorable result. We continue to seek rate increases in excess of underlying loss cost trends, subject to regulatory and competitive considerations.

Chaucer

Chaucer deploys specialist underwriters in over 30 major insurance and reinsurance classes, including energy, marine and aviation, property, casualty and other coverages. We obtain business through Lloyd’s, the leading international insurance and reinsurance market, which provides us with access to specialist business in over 200 countries and territories worldwide through its international licenses, brand reputation and strong security rating. Our underwriting strength, diverse portfolio and Lloyd’s membership underpin our ability to actively manage the scale, composition and profitable development of this business.

Underwriting results improved in the first six months of 2015, as compared to the same period in 2014, primarily due to favorable development on prior years’ loss reserves, lower catastrophe losses, and a lower expense ratio, partially offset by higher large loss activity in our energy line. Excluding the impact of the aforementioned transfer of the U.K. motor business, Chaucer net premiums written declined by 4% in the first six months of 2015, primarily due to the impact of foreign exchange rate movements and lower volumes in our U.K. motor line. Net premiums written were also affected by lower volumes in the marine line, partially offset by the impact of a reinsurance to close (“RITC”) transaction in the first quarter, and growth in our specialist liability line. Pursuant to the U.K. motor transaction, Chaucer transferred $137.4 million of premiums written, resulting in an overall decrease in net premiums written in the first half of 2015 of 24%. The transfer of premiums written had no impact on net premiums earned.

Chaucer has continued to experience overall downward pressure on rates during 2015. Rates in the marine, energy, property and casualty markets remained under pressure during the first half of 2015 due to high industry capacity, and a continued absence of major losses. In response to these challenging market conditions, we continue to actively manage Chaucer’s underwriting portfolio, using our expertise, distinctive underwriting capabilities and market knowledge to target specific attractive underwriting opportunities.

Description of Operating Segments

Primary business operations include insurance products and services currently provided through four operating segments. Our domestic operating segments are Commercial Lines, Personal Lines, and Other. Our international operating segment is Chaucer. Commercial Lines includes commercial multiple peril, commercial automobile, workers’ compensation and other commercial coverages, such as specialty program business, inland marine, management and professional liability and surety. Personal Lines includes personal automobile, homeowners and other personal coverages. Chaucer includes marine and aviation, energy, property, U.K. motor, and casualty and other coverages (which includes international liability, specialist coverages, and syndicate participations). As a result of the aforementioned transfer of our U.K. motor business, results from our Chaucer segment will no longer include this business subsequent to June 30, 2015. Included in the “Other” segment are Opus Investment Management, Inc., which markets investment management services to institutions, pension funds and other organizations; earnings on holding company assets; and, a discontinued voluntary pools business. We present the separate financial information of each segment consistent with the manner in which our chief operating decision maker evaluates results in deciding how to allocate resources and in assessing performance.

We report interest expense on debt separately from the earnings of our operating segments. This consists of interest on our senior debentures, subordinated debentures, collateralized borrowings with the Federal Home Loan Bank of Boston (“FHLBB”), and letter of credit facility.

Results of Operations – Consolidated

Consolidated net income for the three months ended June 30, 2015 was $120.7 million, compared to $82.6 million for the three months ended June 30, 2014. The increase of $38.1 million is primarily due to the $40.3 million net gain on the disposal of our U.K. motor business. Additionally, consolidated net income for the three months ended June 30, 2015 included higher operating income due to a lower expense ratio, lower catastrophe losses and higher investment income, partially offset by higher ex-catastrophe current accident year losses. These increases were partially offset by a decrease in net realized investment gains.

Consolidated net income for the six months ended June 30, 2015 was $175.6 million, compared to $137.2 million for the six months ended June 30, 2014. The increase of $38.4 million is primarily due to the gain on the disposal of our U.K. motor business. Additionally, consolidated net income for the six months ended June 30, 2015 included higher operating income due to a lower expense ratio, higher investment income, increased favorable development on prior years’ loss reserves and lower catastrophe losses. These increases were partially offset by a net loss from the repurchase of debt.

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

Catastrophe losses and prior years’ reserve development are significant components in understanding and assessing the financial performance of our business. Management reviews and evaluates catastrophes and prior years’ reserve development separately from the other components of earnings. Catastrophes and prior years’ reserve development are not predictable as to timing or the amount that will affect the results of our operations and have affected our results in past years. Management believes that providing certain financial metrics and trends excluding the effects of catastrophes and prior years’ reserve development helps investors to understand the variability in periodic earnings and to evaluate the underlying performance of our operations.

The following table reflects operating income for each operating segment and a reconciliation of operating income to consolidated net income.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2015	2014	2015	2014
Operating income (loss) before interest expense and income taxes:
Commercial Lines	$48.2	$44.2	$79.4	$60.3
Personal Lines	32.1	22.7	54.4	44.3
Chaucer	42.0	38.1	91.2	87.3
Other	(2.9)	(2.8)	(5.4)	(4.7)
Operating income before interest expense and income taxes	119.4	102.2	219.6	187.2
Interest expense on debt	(14.9)	(16.3)	(30.8)	(32.6)
Operating income before income taxes	104.5	85.9	188.8	154.6
Income tax expense on operating income	(34.1)	(27.5)	(61.3)	(49.2)
Operating income	70.4	58.4	127.5	105.4
Gain on disposal of U.K. motor business, net of tax	40.3	-	40.3	-
Other non-operating items:
Net realized investment gains	12.6	22.2	22.0	26.6
Net loss from repurchase of debt	(1.8)	-	(18.5)	-
Other	(0.4)	(0.4)	(0.4)	(1.4)
Income tax (expense) benefit on other non-operating items	(0.2)	2.3	4.9	6.6
Income from continuing operations, net of taxes	120.9	82.5	175.8	137.2
Net (loss) gain from discontinued operations, net of taxes	(0.2)	0.1	(0.2)	-
Net income	$120.7	$82.6	$175.6	$137.2

Results of Operations – Segments

The following is our discussion and analysis of the results of operations by business segment. The operating results are presented before interest expense, taxes and other items which management believes are not indicative of our core operations, including realized gains and losses.

The following table summarizes the results of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2015	2014	2015	2014
Operating revenues
Net premiums written	$1,156.0	$1,276.2	$2,371.1	$2,448.5
Net premiums earned	1,205.8	1,174.7	2,416.8	2,337.7
Net investment income	70.7	67.0	140.8	134.0
Other income	8.0	9.1	16.2	18.6
Total operating revenues	1,284.5	1,250.8	2,573.8	2,490.3
Losses and operating expenses
Losses and LAE	744.9	725.5	1,518.0	1,476.0
Amortization of deferred acquisition costs	262.0	259.6	522.6	513.3
Other operating expenses	158.2	163.5	313.6	313.8
Total losses and operating expenses	1,165.1	1,148.6	2,354.2	2,303.1
Operating income before interest expense and income taxes	$119.4	$102.2	$219.6	$187.2

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Operating income before interest expense and income taxes was $119.4 million in the three months ended June 30, 2015, compared to $102.2 million for the three months ended June 30, 2014, an increase of $17.2 million, or 16.8%. This increase was primarily due to a  lower expense ratio, lower catastrophe losses and higher investment income, partially offset by higher ex-catastrophe current accident year losses. Catastrophe related activity in the quarter was $46.5 million, compared to $55.7 million in the same period of 2014, a decrease of $9.2 million. Favorable development on prior years’ loss reserves was $28.6 million in the quarter, compared to favorable development of $29.2 million in the same period in 2014, a decrease of $0.6 million. Higher ex-catastrophe current accident year losses in the Chaucer segment, primarily due to large loss activity in the energy line, were partially offset by current accident year improvements in both the Commercial and Personal Lines segments.

Excluding the impact of the aforementioned transfer of the U.K motor business, net premiums written grew by $17.2 million in the three months ended June 30, 2015 compared to the three months ended June 30, 2014. This growth was primarily a result of rate increases and increased retention in Commercial Lines. Pursuant to the U.K. motor transaction, Chaucer transferred $137.4 million of premiums written, resulting in an overall decrease in net premiums written for the three months ended June 30, 2015 of $120.2 million.

Production and Underwriting Results

The following table summarizes premiums written on a gross and net basis, net premiums earned and loss, LAE, expense and combined ratios for the Commercial Lines, Personal Lines and Chaucer segments. Loss, LAE, catastrophe loss and combined ratios shown below include prior year reserve development. These items are not meaningful for our Other segment.

	Three Months Ended June 30, 2015
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$642.7	$569.1	$557.0	4.2	62.2	36.1	98.3
Personal Lines	401.8	378.3	356.7	5.9	67.8	27.9	95.7
Chaucer	390.0	208.6	292.1	0.8	53.5	37.1	90.6
Total	$1,434.5	$1,156.0	$1,205.8	3.9	61.8	33.9	95.7

	Three Months Ended June 30, 2014
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$613.0	$541.0	$517.6	3.3	61.8	36.6	98.4
Personal Lines	395.2	370.8	350.3	7.8	69.9	28.4	98.3
Chaucer	415.4	364.4	306.8	3.7	52.4	39.7	92.1
Total	$1,423.6	$1,276.2	$1,174.7	4.7	61.8	35.0	96.8

The following table summarizes net premiums written, and loss and LAE and catastrophe loss ratios by line of business for the Commercial Lines and Personal Lines segments. Loss and LAE and catastrophe loss ratios include prior year reserve development.

	Three Months Ended June 30,
	2015			2014
(dollars in millions)	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios
Commercial Lines:
Commercial multiple peril	$182.7	57.7	6.5	$171.7	56.0	7.4
Commercial automobile	76.8	74.1	1.2	76.4	77.9	0.3
Workers’ compensation	62.1	65.9	-	58.6	70.6	-
Other commercial	247.5	60.7	4.5	234.3	58.1	2.0
Total Commercial Lines	$569.1	62.2	4.2	$541.0	61.8	3.3
Personal Lines:
Personal automobile	$232.9	69.1	0.5	$227.3	69.2	0.6
Homeowners	135.1	67.8	15.6	132.7	73.6	20.7
Other personal	10.3	37.7	2.0	10.8	37.6	3.0
Total Personal Lines	$378.3	67.8	5.9	$370.8	69.9	7.8

 The following table summarizes premiums written on a gross and net basis and net premiums earned by line of business for the Chaucer segment.

	Three Months Ended June 30,
	2015			2014
(in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Chaucer:
Marine and aviation	$81.8	$69.4	$69.9	$82.4	$69.9	$69.3
U.K. motor	65.9	(60.7)	65.2	95.2	94.6	82.4
Property	88.3	67.7	43.0	68.1	59.0	48.1
Energy	68.0	54.8	43.1	80.7	64.9	48.0
Casualty and other	86.0	77.4	70.9	89.0	76.0	59.0
Total Chaucer	$390.0	$208.6	$292.1	$415.4	$364.4	$306.8

The following table summarizes underwriting results for the Commercial Lines, Personal Lines, Chaucer and Other segments and reconciles it to operating income.

	Three Months Ended June 30,
	2015					2014
(in millions)	Commercial Lines	Personal Lines	Chaucer	Other	Total	Commercial Lines	Personal Lines	Chaucer	Other	Total
Underwriting profit (loss), excluding prior year reserve development and catastrophes	$37.7	$32.0	$(3.1)	$(0.4)	$66.2	$26.1	$28.6	$6.6	$(0.5)	$60.8
Prior year favorable (unfavorable) loss and LAE reserve development	(6.0)	1.9	33.0	(0.3)	28.6	(1.8)	2.2	29.2	(0.4)	29.2
Pre-tax catastrophe effect	(23.2)	(20.9)	(2.4)	-	(46.5)	(17.0)	(27.2)	(11.5)	-	(55.7)
Underwriting profit (loss)	8.5	13.0	27.5	(0.7)	48.3	7.3	3.6	24.3	(0.9)	34.3
Net investment income	39.4	18.3	12.0	1.0	70.7	37.2	18.0	10.7	1.1	67.0
Fees and other income	2.4	2.7	2.2	0.7	8.0	2.1	3.1	3.1	0.8	9.1
Other operating (expenses) income	(2.1)	(1.9)	0.3	(3.9)	(7.6)	(2.4)	(2.0)	-	(3.8)	(8.2)
Operating income (loss) before interest expense and income taxes	$48.2	$32.1	$42.0	$(2.9)	$119.4	$44.2	$22.7	$38.1	$(2.8)	$102.2

Commercial Lines

Commercial Lines net premiums written were $569.1 million in the three months ended June 30, 2015, compared to $541.0 million in the three months ended June 30, 2014. This $28.1 million increase was primarily driven by pricing increases, increased retention and targeted new business expansion.

Commercial Lines underwriting profit for the three months ended June 30, 2015 was $8.5 million, compared to $7.3 million for the three months ended June 30, 2014, an increase of $1.2 million. Catastrophe-related losses for the three months ended June 30, 2015 were $23.2 million, compared to $17.0 million for the three months ended June 30, 2014, an increase of $6.2 million. Unfavorable development on prior years’ loss reserves for the three months ended June 30, 2015 was $6.0 million, compared to $1.8 million for the three months ended June 30, 2014, an increase of $4.2 million.

Commercial Lines current accident year underwriting profit, excluding catastrophes, was $37.7 million for the three months ended June 30, 2015, compared to $26.1 million for the three months ended June 30, 2014. This $11.6 million improvement was primarily due to improved loss performance that resulted from our pricing and underwriting actions and to a lower expense ratio.

Pricing in Commercial Lines continues to be favorable as we, and others in the industry, react to reduced investment yields as a result of low interest rates, elevated loss trends in commercial automobile liability lines, recent weather-related losses, and other factors. In the past several years, weather-related catastrophe and non-catastrophe losses have been in excess of longer term averages. We continue to monitor these trends and consider them in our rate actions. We are continuing efforts to improve our underwriting results, including through increased rates; however, our ability to increase Commercial Lines net premiums written while maintaining or improving underwriting results may be affected by price competition and the challenging economic environment.

Personal Lines

Personal Lines net premiums written were $378.3 million in the three months ended June 30, 2015, compared to $370.8 million in the three months ended June 30, 2014, an increase of $7.5 million. This was due primarily to increased rates in both our personal automobile and homeowners lines of business and improved retention.

Net premiums written in the personal automobile line of business for the three months ended June 30, 2015 were $232.9 million compared to $227.3 million for the three months ended June 30, 2014, an increase of $5.6 million. This was primarily due to rate increases, which offset  a decline in policies in force of 1.7%. Net premiums written in the homeowners line of business for the three months ended June 30, 2015 were $135.1 million compared to $132.7 million for the three months ended June 30, 2014, an increase of $2.4 million. This is attributable to rate increases which offset a decline in policies in force of 1.8%. The declines in policies in force in the personal automobile and homeowners lines were principally attributable to our exposure management actions over the last 12 months.

Personal Lines underwriting profit for the three months ended June 30, 2015 was $13.0 million, compared to $3.6 million for the three months ended June 30, 2014, an increase of $9.4 million. Catastrophe losses for the three months ended June 30, 2015 were $20.9 million, compared to $27.2 million for the three months ended June 30, 2014, a decrease of $6.3 million. Favorable development on prior years’ loss reserves for the three months ended June 30, 2015 was $1.9 million, compared to $2.2 million for the three months ended June 30, 2014, a decrease of $0.3 million.

Personal Lines current accident year underwriting profit, excluding catastrophes, was $32.0 million in the three months ended June 30, 2015, compared to $28.6 million for the three months ended June 30, 2014. This $3.4 million improvement was primarily a result of our ongoing pricing and underwriting actions and due to a lower expense ratio, partially offset by the emergence of first quarter winter weather losses.

Although we have been able to obtain rate increases in our Personal Lines markets and believe that our ability to obtain these increases will continue, our ability to maintain Personal Lines net premiums written and to maintain and improve underwriting results may be affected by price competition, recent years’ weather-related losses, and regulatory and legal developments. We monitor these trends and consider them in rate actions.

Chaucer

Chaucer’s net premiums written were $346.0 million for the three months ended June 30, 2015 excluding the impact of the aforementioned transfer of the U.K. motor business, compared to $364.4 million for the three months ended June 30, 2014. This decline of $18.4 million was primarily due to the impact of foreign exchange rate movements and lower volumes in the U.K. motor line. Net premiums written were also affected by lower volumes in the energy line, partially offset by an increase in the property line. For the three months ended June 30, 2014, the property line net premiums written included a non-recurring cancellation of a large individual policy. Pursuant to the U.K. motor transaction, Chaucer transferred $137.4 million of premiums written, resulting in an overall decrease in net premiums written of $155.8 million in the period. Including this transfer, net premiums written were $208.6 million for the three months ended June 30, 2015 compared to $364.4 million for the three months ended June 30, 2014.

Chaucer’s underwriting profit for the three months ended June 30, 2015 was $27.5 million, compared to $24.3 million for the three months ended June 30, 2014, an improvement of $3.2 million. Catastrophe losses for the three months ended June 30, 2015 were $2.4 million, compared to $11.5 million for the three months ended June 30, 2014, a decrease of $9.1 million. Favorable development on prior years’ loss reserves for the three months ended June 30, 2015 was $33.0 million, compared to $29.2 million for the three months ended June 30, 2014, an increase of $3.8 million.

Chaucer’s current accident year underwriting loss, excluding catastrophes, was $3.1 million in the three months ended June 30, 2015, compared to a profit of $6.6 million for the three months ended June 30, 2014. This $9.7 million decline was primarily due to  large loss activity in the energy line, partially offset by a lower expense ratio.

We continue to experience significant competition across the international insurance industry. Current pricing conditions in marine, energy, and property continue to be affected by an absence of major industry losses, by new capital from a variety of sources and high levels of competition. There can be no assurance that we will be able to maintain adequate rates in light of economic and regulatory conditions in our markets.  In addition, effective June 30, 2015, we transferred our U.K. motor business to an unaffiliated U.K.-based insurance provider. See also Part I - Note 3 “Disposal of U.K. Motor Business” in the Notes to Interim Consolidated Financial Statements.

Other

Other operating loss was $2.9 million for the three months ended June 30, 2015, compared to $2.8 million for the three months ended June 30, 2014, an increase of 0.1 million.

Six months ended June 30, 2015 Compared to Six months ended June 30, 2014

Operating income before interest expense and income taxes was $219.6 million in the six months ended June 30, 2015, compared to $187.2 million for the six months ended June 30, 2014, an increase of $32.4 million. This increase was primarily due to a lower expense ratio, higher investment income, increased favorable development on prior years’ loss reserves and lower catastrophe losses. Additionally, current accident year improvements in both Commercial and Personal Lines were partially offset by higher current accident year losses in the Chaucer segment, primarily due to large loss activity in the energy line. Favorable development on prior years’ loss reserves was $53.8 million in the six months ended June 30, 2015, compared to favorable development of $48.9 million in the same period in 2014, an increase of $4.9 million. Catastrophe-related activity for the six months ended June 30, 2015 was $108.8 million, compared to $113.6 million in the same period of 2014, a decrease of $4.8 million.

Excluding the impact of the aforementioned transfer of the U.K. motor business, net premiums written grew by $60.0 million in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. This growth was primarily a result of rate increases and increased retention in the Commercial Lines segment. Pursuant to the U.K. motor transaction, Chaucer transferred $137.4 million of premiums written, resulting in an overall decrease in net premiums written in the six months ended June 30, 2015 of $77.4 million.

Production and Underwriting Results

The following table summarizes premiums written on a gross and net basis, net premiums earned and loss, LAE, expense and combined ratios for the Commercial Lines, Personal Lines and Chaucer segments. Loss, LAE, catastrophe loss and combined ratios shown below include prior year reserve development. These items are not meaningful for our Other segment.

	Six Months Ended June 30, 2015
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$1,298.9	$1,151.0	$1,103.2	5.2	63.4	36.2	99.6
Personal Lines	750.9	704.7	709.6	6.5	69.2	27.8	97.0
Chaucer	840.7	515.4	604.0	0.9	54.1	35.5	89.6
Total	$2,890.5	$2,371.1	$2,416.8	4.5	62.8	33.6	96.4

	Six Months Ended June 30, 2014
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$1,210.8	$1,080.3	$1,030.3	5.6	64.5	36.7	101.2
Personal Lines	738.5	690.0	700.5	6.5	70.4	28.1	98.5
Chaucer	882.4	678.2	606.9	1.8	52.5	37.5	90.0
Total	$2,831.7	$2,448.5	$2,337.7	4.9	63.1	34.4	97.5

The following table summarizes net premiums written, and loss and LAE and catastrophe loss ratios by line of business for the Commercial Lines and Personal Lines segments. Loss and LAE and catastrophe loss ratios include prior year reserve development.

	Six Months Ended June 30,
	2015			2014
(dollars in millions)	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios
Commercial Lines:
Commercial multiple peril	$368.5	62.4	10.1	$344.6	64.8	13.3
Commercial automobile	155.9	75.0	0.5	152.6	77.2	0.1
Workers’ compensation	141.5	63.5	-	129.9	69.2	-
Other commercial	485.1	60.5	4.3	453.2	58.3	2.9
Total Commercial Lines	$1,151.0	63.4	5.2	$1,080.3	64.5	5.6
Personal Lines:
Personal automobile	$449.2	71.1	0.3	$439.1	71.7	0.3
Homeowners	237.1	68.3	17.9	231.7	70.4	17.5
Other personal	18.4	39.1	2.0	19.2	40.4	3.4
Total Personal Lines	$704.7	69.2	6.5	$690.0	70.4	6.5

The following table summarizes premiums written on a gross and net basis and net premiums earned by line of business for the Chaucer segment.

	Six Months Ended June 30,
	2015			2014
(in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Chaucer:
Marine and aviation	$196.1	$153.8	$142.8	$210.7	$160.9	$136.1
U.K. motor	139.6	(8.3)	135.4	173.0	150.7	159.7
Property	180.3	113.7	83.2	174.9	118.2	94.7
Energy	133.8	85.7	98.9	140.2	89.3	101.2
Casualty and other	190.9	170.5	143.7	183.6	159.1	115.2
Total Chaucer	$840.7	$515.4	$604.0	$882.4	$678.2	$606.9

The following table summarizes underwriting results for the Commercial Lines, Personal Lines, Chaucer and Other segments and reconciles it to operating income.

	Six Months Ended June 30,
	2015					2014
(in millions)	Commercial Lines	Personal Lines	Chaucer	Other	Total	Commercial Lines	Personal Lines	Chaucer	Other	Total
Underwriting profit (loss), excluding prior year reserve development and catastrophes	$66.6	$58.7	$11.2	$(0.8)	$135.7	$45.6	$48.1	$22.8	$(0.7)	$115.8
Prior year favorable (unfavorable) loss and LAE reserve development	(6.9)	4.1	57.2	(0.6)	53.8	(2.4)	3.2	48.8	(0.7)	48.9
Pre-tax catastrophe effect	(57.1)	(46.4)	(5.3)	-	(108.8)	(57.2)	(45.6)	(10.8)	-	(113.6)
Underwriting profit (loss)	2.6	16.4	63.1	(1.4)	80.7	(14.0)	5.7	60.8	(1.4)	51.1
Net investment income	78.0	36.2	24.3	2.3	140.8	74.5	35.9	21.2	2.4	134.0
Fees and other income	4.3	5.9	4.5	1.5	16.2	4.1	6.0	7.0	1.5	18.6
Other operating expenses	(5.5)	(4.1)	(0.7)	(7.8)	(18.1)	(4.3)	(3.3)	(1.7)	(7.2)	(16.5)
Operating income (loss) before interest expense and income taxes	$79.4	$54.4	$91.2	$(5.4)	$219.6	$60.3	$44.3	$87.3	$(4.7)	$187.2

Commercial Lines

Commercial Lines net premiums written were $1,151.0 million in the six months ended June 30, 2015, compared to $1,080.3 million in the six months ended June 30, 2014. This $70.7 million increase was primarily driven by pricing increases, increased retention, and targeted new business expansion.

Commercial Lines underwriting profit for the six months ended June 30, 2015 was $2.6 million, compared to a loss of $14.0 million for the six months ended June 30, 2014, an improvement of $16.6 million. Catastrophe-related losses for the six months ended June 30, 2015 were $57.1 million, compared to $57.2 million for the six months ended June 30, 2014, a decrease of $0.1 million. Unfavorable development on prior years’ loss reserves for the six months ended June 30, 2015 was $6.9 million, compared to $2.4 million for the six months ended June 30, 2014, an increase of $4.5 million.

Commercial Lines current accident year underwriting profit, excluding catastrophes, was $66.6 million for the six months ended June 30, 2015, compared to $45.6 million for the six months ended June 30, 2014. This $21.0 million improvement was primarily due to improved loss performance in all major lines of business that resulted from our pricing and underwriting actions and to a lower expense ratio.

Personal Lines

Personal Lines net premiums written were $704.7 million in the six months ended June 30, 2015, compared to $690.0 million in the six months ended June 30, 2014, an increase of $14.7 million. This was due primarily to increased rates in both of the personal automobile and homeowners lines of business, increased new business volume and improved retention.

Net premiums written in the personal automobile line of business for the six months ended June 30, 2015 were $449.2 million compared to $439.1 million for the six months ended June 30, 2014, an increase of $10.1 million. This increase was primarily due to rate increases offset by a decline in policies in force of 1.7%. Net premiums written in the homeowners line of business for the six months ended June 30, 2015 were $237.1 million compared to $231.7 million for the six months ended June 30, 2014, an increase of $5.4 million. This is attributable to rate increases which offset a decline in policies in force of 1.8%. The declines in policies in force in the personal automobile and homeowners lines were principally attributable to our exposure management actions over the last 12 months.

Personal Lines underwriting profit for the six months ended June 30, 2015 was $16.4 million, compared to $5.7 million for the six months ended June 30, 2014, an increase of $10.7 million. Favorable development on prior years’ loss reserves for the six months ended June 30, 2015 was $4.1 million, compared to $3.2 million for the six months ended June 30, 2014, an increase of $0.9 million. Catastrophe losses for the six months ended June 30, 2015 were $46.4 million, compared to $45.6 million for the six months ended June 30, 2014, an increase of $0.8 million.

Personal Lines current accident year underwriting profit, excluding catastrophes, was $58.7 million in the six months ended June 30, 2015, compared to $48.1 million for the six months ended June 30, 2014. This $10.6 million improvement was primarily a result of our ongoing pricing and underwriting actions in both lines of business and to a lower expense ratio.

Chaucer

Chaucer’s net premiums written were $652.8 million for the six months ended June 30, 2015 excluding the impact of the aforementioned transfer of the U.K. motor business, compared to $678.2 million for the six months ended June 30, 2014. This decline of $25.4 was primarily due the impact of foreign exchange rate movements and lower volumes in our U.K. motor line. Net premiums written were also affected by lower volumes in the marine line, partially offset by the impact of a reinsurance to close (“RITC”) transaction, and growth in our specialist liability line. Results for the six months ended June 30, 2015 include a first quarter RITC transaction that had no impact on net income. The RITC transaction resulted in additional assumed premiums and loss and LAE reserves of $17.4 million, representing the increase in Chaucer’s retained group share of its 2012 year of account that was closed and reinsured to its 2013 year of account. The prior year’s RITC transaction in our results for the six months ended June 30, 2014 also had no impact on net income and the impact on net premiums written was not significant. Pursuant to the U.K. motor transaction, Chaucer transferred $137.4 million of premiums written, resulting in an overall decrease in net premiums written of $162.8 million in the period. Including this transfer, net premiums written were $515.4 million for the six months ended June 30, 2015 compared to $678.2 million for the six months ended June 30, 2014.

Chaucer’s underwriting profit for the six months ended June 30, 2015 was $63.1 million, compared to $60.8 million for the six months ended June 30, 2014, an improvement of $2.3 million. Catastrophe losses for the six months ended June 30, 2015 were $5.3 million, compared to $10.8 million for the six months ended June 30, 2014, a decrease of $5.5 million. Favorable development on prior years’ loss reserves for the six months ended June 30, 2015 was $57.2 million, compared to $48.8 million for the six months ended June 30, 2014, an increase of $8.4 million.

Chaucer’s current accident year underwriting profit, excluding catastrophes, was $11.2 million in the six months ended June 30, 2015, compared to $22.8 million for the six months ended June 30, 2014. This $11.6 million decline was primarily due to higher large losses in the energy line, partially offset by lower losses in the marine and aviation lines and a lower expense ratio.

Other

Other operating loss was $5.4 million for the six months ended June 30, 2015, compared to $4.7 million for the six months ended June 30, 2014, an increase of 0.7 million.

Reserve for Losses and Loss Adjustment Expenses

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses.

	Six Months Ended
	June 30,
(in millions)	2015	2014
Gross loss and LAE reserves, beginning of period	$6,391.7	$6,231.5
Reinsurance recoverable on unpaid losses	1,983.0	2,030.4
Net loss and LAE reserves, beginning of period	4,408.7	4,201.1
Net incurred losses and LAE in respect of losses occurring in:
Current year	1,571.8	1,524.9
Prior years	(53.8)	(48.9)
Total incurred losses and LAE	1,518.0	1,476.0
Net payments of losses and LAE in respect of losses occurring in:
Current year	522.0	523.3
Prior years	844.1	804.9
Total payments	1,366.1	1,328.2
Disposition of U.K. motor business	(300.6)	-
Effect of foreign exchange rate changes	1.2	20.4
Net reserve for losses and LAE, end of period	4,261.2	4,369.3
Reinsurance recoverable on unpaid losses	2,330.1	2,078.7
Gross reserve for losses and LAE, end of period	$6,591.3	$6,448.0

The table below summarizes the gross reserve for losses and LAE by line of business.

	June 30,	December 31,
(in millions)	2015	2014
Commercial multiple peril	$693.0	$661.5
Workers’ compensation	636.8	615.2
Commercial automobile	317.8	307.8
AIX	354.0	342.9
Other	564.3	510.1
Total Commercial and Other	2,565.9	2,437.5
Personal automobile	1,401.6	1,407.0
Homeowners and other	140.7	121.4
Total Personal	1,542.3	1,528.4
Total Chaucer	2,483.1	2,425.8
Total loss and LAE reserves	$6,591.3	$6,391.7

Other lines are primarily comprised of our general liability, professional and management liability, umbrella, marine, surety, voluntary pools, and healthcare lines. Included in the above table, primarily in other lines, are $59.4 million and $60.6 million of asbestos and environmental reserves as of June 30, 2015 and December 31, 2014, respectively. Included in the Chaucer segment in the above table are $198.7 million and $203.3 million of reserves as of June 30, 2015 and December 31, 2014, respectively, related to Chaucer’s financial and professional liability lines written in 2008 and prior periods.

Prior Year Development

Loss and LAE reserves for claims occurring in prior years developed favorably by $53.8 million for the six months ended June 30, 2015 compared to favorable development of $48.9 million for the six months ended June 30, 2014.

The primary drivers of reserve development for the six months ended June 30, 2015 were as follows:

•	Lower than expected losses within Chaucer’s business as follows:
•	favorable impact of foreign exchange rate movements on prior years’ loss reserves.
•	within casualty and other lines, specialist and international liability lines, primarily in the 2012 and 2013 accident years,
•	energy line, primarily in the 2012 through 2014 accident years, and
•	property line, primarily in the 2013 and 2014 accident years.
•	Lower than expected losses within our other commercial lines, primarily related to our marine, healthcare and umbrella lines in accident years 2010 through 2014.
•	Lower than expected losses within our workers’ compensation line, primarily related to accident years 2010 through 2014.
•	Lower than expected losses within our personal automobile line, primarily related to accident years 2014.

Partially offsetting the favorable development discussed above was the following:

•	Higher than expected losses within our commercial automobile lines, including our AIX program business, primarily related to liability coverage in accident years 2011 through 2013.
•	Higher than expected losses in our general liability lines, including our AIX program business, in accident years 2011 through 2012.

The primary drivers of reserve development for the six months ended June 30, 2014 were as follows:

•	Lower than expected losses within Chaucer’s business as follows:
•	marine and aviation line, primarily in the 2011 through 2013 accident years,
•	within casualty and other lines, specialist liability lines, primarily in the 2010 and 2013 accident years,
•	property line, primarily in the 2010 through 2013 accident years, and
•	favorable impact of foreign exchange rate movements on prior years’ loss reserves.
•	Lower than expected losses within our commercial multiple peril line, primarily related to accident years 2012 and 2013.
•	Lower than expected losses within our personal automobile line, primarily related to accident year 2013.

Partially offsetting the favorable development discussed above were the following:

•	Higher than expected large losses within our Chaucer energy line, primarily related to accident year 2013.
•	Higher than expected large losses within our commercial automobile line, primarily related to liability coverage in accident years 2010 through 2013.

It is not possible to know whether the factors that affected loss reserves in the first half of 2015 will also occur in future periods. As discussed in detail in our Form 10-K for the year ended December 31, 2014, there are inherent uncertainties in estimating reserves for losses and loss adjustment expenses. We encourage you to read our Form 10-K for more information about our reserving process and the judgments, uncertainties and risks associated therewith.

Investments

Investment Results

Net investment income before taxes increased $3.7 million, or 5.5%, to $70.7 million for the three months ended June 30, 2015, and $6.8 million, or 5.1%, to $140.8 million for the six months ended June 30, 2015. The increase in both periods was primarily due to additional income resulting from the investment of higher operational cash flows, investing in higher yielding asset classes, such as limited partnerships and commercial mortgage loan participations, and to lower investment expenses. These increases were partially offset by the impact of lower new money yields. Average pre-tax earned yields on fixed maturities were 3.60% and 3.74% for the three months ended June 30, 2015 and 2014, respectively, and 3.61% and 3.76% for the six months ended June 30, 2015 and 2014, respectively. We expect average fixed maturity investment yields to continue to decline as new money rates remain lower than embedded book yields.

Investment Portfolio

We held cash and investment assets diversified across several asset classes, as follows:

	June 30, 2015		December 31, 2014
(dollars in millions)	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
Fixed maturities, at fair value	$6,835.0	82.4%	$7,378.1	85.6%
Equity securities, at fair value	565.6	6.8	580.8	6.7
Cash and cash equivalents	583.7	7.0	373.3	4.3
Other investments	309.3	3.8	291.4	3.4
Total cash and investments	$8,293.6	100.0%	$8,623.6	100.0%

Cash and Investments

Total cash and investments decreased $330.0 million, or 3.8%, for the six months ended June 30, 2015 primarily as a result of the sale of our U.K. motor business.  Fixed maturities decreased $543.1 million due to dispositions of $384.5 million related to the sale of the U.K. motor business and from market value depreciation of $68.4 million. Cash increased $210.4 million primarily due to proceeds  generated by fixed maturity sales and positive operational cash flows, partially offset by the funding of various financing activities, including the repurchase of our senior debt at a cost of $86.5 million.

Our fixed maturity portfolio is comprised of corporate securities, taxable and tax-exempt municipal securities, residential mortgage-backed securities, commercial mortgage-backed securities, U.S. government securities, foreign government securities and asset-backed securities. Equity securities primarily consist of developed market equity index exchange traded funds and income-oriented large capitalization common stocks.

The following table provides information about the investment types of our fixed maturities portfolio:

	June 30, 2015
(in millions) Investment Type	Amortized Cost	Fair Value	Net Unrealized Gain	Change in Net Unrealized During 2015
U.S. Treasury and government agencies	$440.0	$442.2	$2.2	$(1.9)
Foreign government	204.1	204.3	0.2	(4.4)
Municipals:
Taxable	947.8	993.1	45.3	(9.4)
Tax exempt	123.5	126.0	2.5	(1.2)
Corporate	3,564.3	3,657.0	92.7	(41.8)
Asset-backed:
Residential mortgage-backed	752.7	766.6	13.9	(4.8)
Commercial mortgage-backed	529.9	537.0	7.1	(4.0)
Asset-backed	108.7	108.8	0.1	(0.9)
Total fixed maturities	$6,671.0	$6,835.0	$164.0	$(68.4)

Net unrealized gains on fixed maturities decreased $68.4 million, or 29.4%, to $164.0 million at June 30, 2015, compared to $232.4 million at December 31, 2014, primarily due to widening of credit spreads, and to a lesser extent,  higher prevailing interest rates.

Amortized cost and fair value by rating category were as follows:

		June 30, 2015			December 31, 2014
(in millions) NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost	Fair Value	% of Total Fair Value	Amortized Cost	Fair Value	% of Total Fair Value
1	Aaa/Aa/A	$4,716.5	$4,835.7	70.7%	$5,197.8	$5,365.7	72.7%
2	Baa	1,535.1	1,582.0	23.2	1,516.7	1,580.9	21.4
3	Ba	208.6	213.0	3.1	199.2	205.0	2.8
4	B	174.0	174.0	2.5	197.4	194.2	2.6
5	Caa and lower	32.7	26.1	0.4	30.1	27.7	0.4
6	In or near default	4.1	4.2	0.1	4.5	4.6	0.1
Total fixed maturities		$6,671.0	$6,835.0	100.0%	$7,145.7	$7,378.1	100.0%

Based on ratings by the National Association of Insurance Commissioners (“NAIC”), approximately 94% of the fixed maturity portfolio consisted of investment grade securities at June 30, 2015 and December 31, 2014. The quality of our fixed maturity portfolio remains strong based on ratings, capital structure position, support through guarantees, underlying security, issuer diversification and yield curve position.

Our fixed maturity and equity securities are classified as available-for-sale and are carried at fair value. Financial instruments whose value was determined using significant management judgment or estimation constituted less than 1% of the total assets we measured at fair value. (See also Note 7 – “Fair Value” in the Notes to Interim Consolidated Financial Statements).

Other investments consisted primarily of participations in commercial mortgage loan obligations and overseas deposits. Commercial mortgage loan participations represent our interest in commercial mortgage loans originated by a third party. We share, on a pro-rata basis, in all related cash flows of the underlying mortgage loans, which are investment-grade quality and diversified by geographic area and property type. Overseas deposits are U.S. dollar and foreign-denominated investments maintained in overseas funds and managed exclusively by Lloyd’s. These funds are required in order to protect policyholders in overseas markets and enable Chaucer to operate in those markets. Access to those funds is restricted, and we have no control over the investment strategy. Also included in other investments were investments in limited partnerships.

Although we expect to invest new funds primarily in investment grade fixed maturities, we have invested, and expect to continue to invest, a portion of funds in common equity securities, below investment grade fixed maturities and other assets.

Other-than-Temporary Impairments

For the three months ended June 30, 2015, we recognized in earnings $1.9 million of other-than-temporary impairments (“OTTI”) on debt securities, of which $1.7 million related to the estimated credit losses on bonds in the energy sector.  For the six months ended June 30, 2015, we recognized in earnings $4.6 million of OTTI on debt and equity securities. OTTI on debt securities included an estimated $2.7 million of credit losses on bonds in the energy sector and $0.8 million on a municipal bond that we intend to sell. For the three and six months ended June 30, 2014, OTTI recognized in earnings was $0.1 million.

Unrealized Losses

The following table provides information about our fixed maturities and equity securities that were in an unrealized loss position including the length of time the securities have been in an unrealized loss position. (See also Note 6 – ‘‘Investments’’ in the Notes to Interim Consolidated Financial Statements.)

	June 30, 2015		December 31, 2014
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(in millions)	Losses	Value	Losses	Value
Fixed maturities:
Investment grade:
12 months or less	$24.5	$1,347.2	$9.2	$696.8
Greater than 12 months	18.2	381.7	20.5	691.7
Total investment grade fixed maturities	42.7	1,728.9	29.7	1,388.5
Below investment grade:
12 months or less	13.5	151.6	12.2	114.9
Greater than 12 months	1.9	23.2	2.5	28.3
Total below investment grade fixed maturities	15.4	174.8	14.7	143.2
Equity securities:
12 months or less	5.4	151.9	2.2	130.2
Greater than 12 months	-	-	0.4	3.9
Total equity securities	5.4	151.9	2.6	134.1
Total	$63.5	$2,055.6	$47.0	$1,665.8

Gross unrealized losses at June 30, 2015 increased $16.5 million compared to December 31, 2014, primarily attributable to wider credit spreads, and to a lesser extent, higher prevailing interest rates. At June 30, 2015, gross unrealized losses on fixed maturities consisted primarily of $39.9 million of corporate fixed maturities, $5.0 million in municipal securities, $4.1 million of U.S. Treasury and government agency securities, $4.0 million of residential mortgage-backed securities, $2.7 million of foreign government securities and $2.0 million of commercial mortgage-backed securities.

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

The following table sets forth gross unrealized losses for fixed maturities by maturity period and for equity securities at June 30, 2015 and December 31, 2014. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers.

	June 30,	December 31,
(in millions)	2015	2014
Due in one year or less	$2.3	$1.9
Due after one year through five years	11.5	7.0
Due after five years through ten years	25.2	20.6
Due after ten years	12.7	10.4
	51.7	39.9
Mortgage-backed and asset-backed securities	6.4	4.5
Total fixed maturities	58.1	44.4
Equity securities	5.4	2.6
Total fixed maturities and equity securities	$63.5	$47.0

The carrying values of fixed maturity securities on non-accrual status at June 30, 2015 and December 31, 2014 were not material. The effects of non-accruals, compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities, were reductions in net investment income of $0.4 million and $1.0 million for the six months ended June 30, 2015 and 2014, respectively. Any defaults in the fixed maturities portfolio in future periods may negatively affect investment income.

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

Monetary policies in the developed economies, particularly in the United States, Europe and Japan, are supportive of moderate economic growth, while fiscal policies are more divergent and subject to change. In the United States, the Federal Reserve (the “Fed”) is expected to continue to provide forward guidance to keep rates relatively stable even as the economy strengthens. The Fed has communicated that the timing of interest rate increases will depend on progress toward its goals of maximum employment and 2 percent inflation, which are expected over the medium term as the labor market improves further and the temporary effects of earlier declines in energy and import prices dissipate. Geopolitical risks and equity market volatility can also impact the movement of U.S. Treasury interest rates.

While the United States has reduced its extraordinary measures, other major central banks, such as the Bank of England, the European Central Bank, Bank of Canada and the Bank of Japan, continue with their stimulus policies as they seek higher growth and confront inflation and inflation expectations running below target. The removal, modification or suggestion of changes in these policies could have an adverse effect on prevailing market interest rates and on issuers’ level of business activity or liquidity, increasing the probability of future defaults. While we may experience defaults on fixed income securities, particularly with respect to non-investment grade debt securities, it is difficult to foresee which issuers, industries or markets will be affected. As a result, the value of our fixed maturity portfolio could change rapidly in ways we cannot currently anticipate, and we could incur additional realized and unrealized losses in future periods.

Other Items

Income from continuing operations, net of taxes also included the following items:

	Three Months Ended June 30,
(in millions)	Commercial Lines	Personal Lines	Chaucer	Other	Discontinued Operations	Total
2015
Gain on disposal of U.K. motor business, net of tax	$-	$-	$40.3	$-	$-	$40.3
Net realized investment gains	6.6	2.8	3.4	(0.2)	-	12.6
Net loss from repurchase of debt	-	-	-	(1.8)	-	(1.8)
Other non-operating items	0.1	(0.1)	(0.4)	-	-	(0.4)
Discontinued operations, net of taxes	-	-	-	-	(0.2)	(0.2)

2014
Net realized investment gains	$1.3	$0.6	$20.3	$-	$-	$22.2
Other non-operating items	-	-	-	(0.4)	-	(0.4)
Discontinued operations, net of taxes	-	-	-	-	0.1	0.1

	Six Months Ended June 30,
(in millions)	Commercial Lines	Personal Lines	Chaucer	Other	Discontinued Operations	Total
2015
Gain on disposal of U.K. motor business, net of tax	$-	$-	$40.3	$-	$-	$40.3
Net realized investment gains	14.2	6.3	1.2	0.3	-	22.0
Net loss from repurchase of debt	-	-	-	(18.5)	-	(18.5)
Other non-operating items	(0.2)	(0.1)	(0.1)	-	-	(0.4)
Discontinued operations, net of taxes	-	-	-	-	(0.2)	(0.2)

2014
Net realized investment gains	$3.9	$1.9	$20.8	$-	$-	$26.6
Other non-operating items	-	-	-	(1.4)	-	(1.4)

Effective June 30, 2015, we transferred our U.K. motor business to an unaffiliated U.K.-based insurance provider which resulted in the recognition of a $40.3 million gain, net of tax, during the second quarter. See also Part I – Note 3 “Disposal of U.K. Motor Business” in the Notes to Interim Consolidated Financial Statements.

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

Net realized gains on investments were $12.6 million for the three months ended June 30, 2015 compared to $22.2 million for the three months ended June 30, 2014. Net realized gains in 2015 were primarily due to $14.4 million of gains recognized from the sale of securities, partially offset by $1.9 of OTTI losses. Net realized gains in 2014 were primarily due to $21.5 million of gains recognized from the sale of equities, including a $20.2 million gain on a single equity investment acquired with Chaucer.

Net realized gains on investments were $22.0 million for the six months ended June 30, 2015 compared to $26.6 million for the six months ended June 30, 2014. Net realized gains in 2015 were primarily due to $26.4 million of gains recognized from the sale of securities, principally equities, partially offset by $4.6 million of OTTI losses. Net realized gains in 2014 were primarily due to $23.3 million of gains recognized from the sale of equities.

Additionally, during the first half of 2015, we repurchased senior debentures with a net carrying value of $68.0 million at a cost of $86.5 million, resulting in a loss of $18.5 million.

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

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

The provision for income taxes from continuing operations was an expense of $31.7 million in the three months ended June 30, 2015, compared to an expense of $25.2 million during the same period in 2014. These provisions resulted in consolidated effective federal tax rates of 20.8% and 23.4% for the three months ended June 30, 2015 and 2014, respectively. These provisions reflect benefits related to tax planning strategies implemented in prior years of $3.2 million and $4.7 million during the three months ended June 30, 2015 and 2014, respectively and a $2.6 million benefit on the gain on disposal of the U.K. motor business for the three months ended June 30, 2015.  Additionally, the three months ended June 30, 2014 included benefits of $4.4 million related to foreign exchange losses that were deducted on our 2013 U.S. tax return and a reduction of a valuation allowance of $0.6 million. The permanent tax benefit related to foreign exchange was not otherwise recognized in our U.S. GAAP financial statements. Absent these items, the provision for income taxes would have been $37.5 million or 32.6% and $34.9 million or 32.4% for the three months ended June 30, 2015 and 2014, respectively.

The income tax provision on operating income was an expense of $34.1 million during the three months ended June 30, 2015, compared to $27.5 million during the same period in 2014. These provisions resulted in effective tax rates for operating income of 32.6% and 32.0% in 2015 and 2014, respectively.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

The provision for income taxes from continuing operations was an expense of $53.8 million in the six months ended June 30, 2015, compared to an expense of $42.6 million during the same period in 2014. These provisions resulted in consolidated effective federal tax rates of 23.4% and 23.7% for the six months ended June 30, 2015 and 2014, respectively. These provisions reflect benefits related to tax planning strategies implemented in prior years of $6.0 million and $8.8 million during the six months ended June 30, 2015 and 2014, respectively, and a $2.6 million benefit on the gain on disposal of the U.K. motor business for the six months ended June 30, 2015. Additionally, the six months ended June 30, 2014 included benefits of the aforementioned $4.4 million foreign exchange and a reduction of a valuation allowance of $2.0 million. Absent these items, the provision for income taxes would have been $62.4 million or 32.5% and $57.8 million or 32.1% for the six months ended June 30, 2015 and 2014, respectively.

The income tax provision on operating income was an expense of $61.3 million during the six months ended June 30, 2015, compared to $49.2 million during the same period in 2014. These provisions resulted in effective tax rates for operating income of 32.5% and 31.8% in 2015 and 2014, respectively.

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

Critical Accounting Estimates

Interim consolidated financial statements have been prepared in conformity with U.S. GAAP and include certain accounting policies that we consider to be critical due to the amount of judgment and uncertainty inherent in the application of those policies. While we believe that the amounts included in our consolidated financial statements reflect our best judgment, the use of different assumptions could produce materially different accounting estimates. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, we believe the following accounting estimates are critical to our operations and require the most subjective and complex judgment:

•	Reserve for losses and loss expenses
•	Reinsurance recoverable balances
•	Pension benefit obligations
•	Other-than-temporary impairments
•	Deferred tax assets

For a more detailed discussion of these critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2014.

Statutory Surplus of U.S. Insurance Subsidiaries

The following table reflects statutory surplus for our U.S. insurance subsidiaries:

	June 30,	December 31,
(in millions)	2015	2014
Total Statutory Capital and Surplus–U.S. Insurance Subsidiaries	$2,126.6	$2,057.1

The statutory capital and surplus for our U.S. insurance subsidiaries increased $69.5 million during the first six months of 2015, primarily due to operating results, partially offset by a decrease in admitted tax assets.

The NAIC prescribes an annual calculation regarding risk based capital (“RBC”). RBC ratios for regulatory purposes are expressed as a percentage of the capital required to be above the Authorized Control Level (the “Regulatory Scale”); however, in the insurance industry, RBC ratios are widely expressed as a percentage of the Company Action Level. The following table reflects the Company Action Level, the Authorized Control Level and RBC ratios for Hanover Insurance (which includes Citizens and other U.S. insurance subsidiaries), as of June 30, 2015, expressed both on the Industry Scale (Total Adjusted Capital divided by the Company Action Level) and Regulatory Scale (Total Adjusted Capital divided by Authorized Control Level):

(dollars in millions)	Company Action Level	Authorized Control Level	RBC Ratio Industry Scale	RBC Ratio Regulatory Scale
The Hanover Insurance Company	$745.7	$372.8	284%	568%

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

We have the following securities, letters of credit and cash and cash equivalents pledged to Lloyd’s to satisfy these capital requirements at June 30, 2015. We are in compliance with the capital requirements at June 30, 2015 and expect to be able to meet these capital requirements in the future.

(in millions)
Fixed maturities, at fair value	$386.7
Letters of credit	203.9
Cash and cash equivalents	106.1
Total pledged to Lloyd’s	$696.7

Liquidity and Capital Resources

Liquidity is a measure of our ability to generate sufficient cash flows to meet the cash requirements of business operations. As a holding company, our primary ongoing source of cash is dividends from our insurance subsidiaries. However, dividend payments to us by our U.S. insurance subsidiaries are subject to limitations imposed by regulators, such as prior notice periods and the requirement that dividends in excess of a specified percentage of statutory surplus or prior year’s statutory earnings receive prior approval (so called “extraordinary dividends”). No dividends were paid to the holding company by Hanover Insurance during the second quarter of 2015.

Dividend payments to the holding company by Chaucer are regulated by U.K. law. Dividends from Chaucer are dependent on dividends from its subsidiaries. Annual dividend payments from Chaucer are limited to retained earnings that are not restricted by capital and other requirements for business at Lloyd’s. Also, Chaucer must provide advance notice to the U.K.’s Prudential Regulation Authority (“PRA”), of certain proposed dividends or other payments from PRA regulated entities. Dividends of $86.0 million were paid to the holding company by Chaucer during the second quarter of 2015.

In connection with an intercompany borrowing arrangement between Chaucer and the holding company, interest on a $300 million note is paid by Chaucer on a quarterly basis to the holding company. This interest may be deferred at the election of the holding company. If deferred, the interest is added to the principal. For each of the six month periods ended June 30, 2015 and 2014, Chaucer paid $11.2 million of interest to the holding company.

At June 30, 2015, THG, as a holding company, held $154.3 million of fixed maturities and cash. We believe our holding company assets will be sufficient to meet our future obligations, which consist primarily of dividends to our shareholders (as and to the extent declared), the interest on our senior and subordinated debentures, certain costs associated with benefits due to our former life employees and agents, and, to the extent required, payments related to indemnification of liabilities associated with the sale of various subsidiaries. We do not expect that it will be necessary to dividend additional funds from our insurance subsidiaries in order to fund 2015 holding company obligations; however, we may decide to do so.

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

Net cash provided by operating activities was $102.7 million during the first six months of 2015, as compared to $167.4 million during the first six months of 2014. The $64.7 million change primarily resulted from a slight increase in loss and LAE payments during the first half of 2015.

Net cash provided by investing activities was $243.1 million during the first six months of 2015, as compared to net cash used in investing activity of $22.9 million during the first six months of 2014. During 2015, cash provided by investing activities primarily related to net disposals of fixed maturities and net cash received from the disposition of our U.K. motor business, partially offset by net purchases of equity securities and other investments. In 2014, cash used was primarily related to net purchases of equity securities and other investments, partially offset by net purchases of fixed maturities.

Net cash used in financing activities was $137.2 million during the first six months of 2015, as compared to net cash used in financing activities of $33.0 million during the first six months of 2014. During 2015, cash used in financing activities primarily resulted from the purchase of debt, payment of dividends to shareholders and the repurchase of common stock. These cash outflows were partially offset by cash inflows related to option exercises and the security lending program. During 2014, cash used in financing activities primarily resulted from the payment of dividends to shareholders.

Dividends to common shareholders are subject to quarterly board approval and declaration. During the first six months of 2015, as declared by the Board, we paid two quarterly dividends, each for $0.41 per share to our shareholders, totaling $36.3 million. We believe that our holding company assets are sufficient to provide for future shareholder dividends should the Board of Directors declare them.

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

Our Board of Directors has authorized aggregate repurchases of our common stock of up to $600 million. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. During the first six months of 2015, we repurchased approximately 0.3 million shares of our common stock at a cost of $23.5 million. As of June 30, 2015, we have approximately $93 million available, under Board authorization, for repurchases.

Additionally, from time to time, we may also repurchase our debt on an opportunistic basis. During the first half of 2015, we repurchased senior debentures with a net carrying value of $68.0 million at a cost of $86.5 million, resulting in a loss of $18.5 million, which is included in other operating expenses.

We have a $200.0 million credit agreement which expires in November 2018, with an option to increase the facility to $300.0 million assuming no default and satisfaction of certain other conditions. The agreement also includes a $50 million sub-facility for standby letters of credit that can be used for general corporate purposes. The agreement contains financial covenants including, but not limited to, maintaining at least a certain level of consolidated equity, maximum consolidated leverage ratios and requires certain of our subsidiaries to maintain a minimum RBC ratio. We had no borrowings under this agreement during the first half of 2015.

Membership in FHLBB provides us with access to additional liquidity based on our stock holdings and pledged collateral. At June 30, 2015, we had additional borrowing capacity of $50 million. There were no borrowings outstanding under this agreement at June 30, 2015; however, we have and may continue, from time to time, to borrow through this facility to provide short term liquidity.

We also have a Standby Letter of Credit Facility (the “Facility Agreement”) not to exceed £130.0 million (or $203.9 million) outstanding at any one time, with the option to increase the amount available for issuances of letters of credit to £195.0 million (or $305.9 million) in the aggregate on one occasion only during the term of the Facility Agreement (subject to the consent of all lenders and assuming no default and satisfaction of other specified conditions). Amounts in U.S. dollars were converted based on the foreign currency exchange rate of 1.57 at June 30, 2015. The agreement provides certain covenants including, but not limited to, the syndicates’ financial condition. The Facility Agreement provides regulatory capital supporting Chaucer’s underwriting activities for the 2014 and 2015 years of account and each prior open year of account and is generally renewed biennially to support new underwriting years.

Simultaneous with the Facility Agreement, we entered into a Guaranty Agreement (the “Guaranty Agreement”) with Lloyds Bank plc, as Facility Agent and Security Agent, pursuant to which, we unconditionally guarantee the obligations of Chaucer under the Amended Facility Agreement. The Guaranty Agreement contains certain customary financial covenants related to our primary U.S.-domiciled property and casualty companies and certain negative covenants that limit our ability, among other things, to incur or assume certain debt, grant liens on our property, merge or consolidate, dispose of assets, materially change the nature or conduct of our business and make restricted payments (except, in each case, as provided by certain exceptions). The Guaranty Agreement also contains certain customary representations and warranties.

For a more detailed discussion of our credit agreements, see also “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2014.

At June 30, 2015, we were in compliance with the covenants of our debt and credit agreements.

Off-Balance Sheet Arrangements

We currently do not have any material off-balance sheet arrangements that are reasonably likely to have an effect on our financial position, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contingencies and Regulatory Matters

Information regarding contingencies and regulatory matters appears in Part I – Note 13 “Commitments and Contingencies” in the Notes to Interim Consolidated Financial Statements.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Our market risks, the ways we manage them, and sensitivity to changes in interest rates, equity price risk, and foreign currency exchange risk are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2014, included in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes in the first six months of 2015 to these risks or our management of them.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the internal control over financial reporting, as required by Rule 13a-15(d) of the Exchange Act, to determine whether any changes occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there were no such changes during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Reference is made to the litigation matter captioned “Durand Litigation” under “Commitments and Contingencies – Legal Proceedings” in Note 13 in the Notes to Interim Consolidated Financial Statements.

ITEM 1A – RISK FACTORS

This document contains, and management may make, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, may be forward-looking statements. When used in our Management’s Discussion and Analysis, the words: “believes”, “anticipates”, “expects”, “projections”, “outlook”, “should”, “could”, “plan”, “guidance”, “likely”, “on track to”, “targeted” and similar expressions are intended to identify forward-looking statements. We wish to caution readers that accuracy with respect to forward-looking projections is difficult and risks and uncertainties, in some cases, have affected, and in the future could affect, our actual results and could cause our actual results for the remainder of 2015 and beyond to differ materially from historical results and from those expressed in any of our forward-looking statements. We operate in a business environment that is continually changing, and as such, new risk factors may emerge over time. Additionally, our business is conducted in competitive markets and therefore involves a higher degree of risk. We cannot predict these new risk factors nor can we assess the impact, if any, that they may have on our business in the future. Some of the factors that could cause actual results to differ include, but are not limited to, the following:

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Shares purchased in the second quarter of 2015 are as follows:

			Total Number of	Approximate Dollar Value of
			Shares Purchased as	Shares That May Yet
			Part of Publicly	be Purchased Under the
	Total Number of	Average Price	Announced Plans or	Plans or Programs
Period	Shares Purchased	Paid per Share	Programs	(in millions) (1)
April 1 - 30, 2015 (2)	114,185	$70.46	113,482	$100
May 1 - 31, 2015 (3)	100,408	70.83	99,415	93
June 1 - 30, 2015 (4)	1,331	73.74	-	93
Total	215,924	$70.65	212,897	$93

(1)Since the announcement of our share repurchase program on October 29, 2007, the Board has authorized us to repurchase up to $600 million in shares of our common stock using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions.

(2)Includes 703 shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards.

(3)Includes 993 shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards.

(4)Reflects shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards.

ITEM 6 – EXHIBITS

EX – 10.1	Description of 2015-2016 Non-Employee Director Compensation.
EX – 31.1	Certification of the Chief Executive Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
EX – 31.2	Certification of the Chief Financial Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
EX – 32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
EX – 32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
EX – 101

The following materials from The Hanover Insurance Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014; (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014; (iii) Consolidated Balance Sheets at June 30, 2015 and December 31, 2014; (iv) Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (vi) related notes to these financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hanover Insurance Group, Inc.
Registrant

July 30, 2015	/s/ Frederick H. Eppinger, Jr.
Date	Frederick H. Eppinger, Jr.
President, Chief Executive Officer and Director

July 30, 2015	/s/ David B. Greenfield
Date	David B. Greenfield
Executive Vice President, Chief Financial Officer and Principal Accounting Officer