Form 10-Q
period 2015-09-30
HANOVER INSURANCE GROUP, INC.
filed 2015-10-30
CIK 944695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares outstanding of the registrant’s common stock was 43,247,266 as of October 27, 2015.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2015	2014	2015	2014
Revenues
Premiums	$1,150.1	$1,184.0	$3,566.9	$3,521.7
Net investment income	68.3	67.5	209.1	201.5
Net realized investment gains (losses):
Net realized gains from sales and other	12.2	5.2	38.8	31.9
Net other–than–temporary impairment losses on investments
recognized in earnings	(4.2)	(0.3)	(8.8)	(0.4)
Total net realized investment gains	8.0	4.9	30.0	31.5
Fees and other income	7.1	9.2	23.3	27.8
Total revenues	1,233.5	1,265.6	3,829.3	3,782.5

Losses and expenses
Losses and loss adjustment expenses	690.7	755.6	2,208.7	2,231.6
Amortization of deferred acquisition costs	259.0	260.0	781.6	773.3
Interest expense	14.7	16.3	45.5	48.9
Gain on disposal of U.K. motor business	-	-	(37.7)	-
Other operating expenses	158.7	158.4	491.2	473.6
Total losses and expenses	1,123.1	1,190.3	3,489.3	3,527.4
Income before income taxes	110.4	75.3	340.0	255.1

Income tax expense (benefit):
Current	11.8	(1.1)	46.7	6.5
Deferred	21.4	21.4	40.3	56.4
Total income tax expense	33.2	20.3	87.0	62.9

Income from continuing operations	77.2	55.0	253.0	192.2
Net gain (loss) from discontinued operations (net of tax benefit of $0.3 and $0.2 for the three months ended September 30, 2015 and September 30, 2014 and $0.5 and $0.4 for the nine months ended September 30, 2015 and September 30, 2014)	1.1	(0.1)	0.9	(0.1)
Net income	$78.3	$54.9	$253.9	$192.1

Earnings per common share:
Basic:
Income from continuing operations	$1.75	$1.25	$5.73	$4.37
Net gain (loss) from discontinued operations	0.03	-	0.02	-
Net income per share	$1.78	$1.25	$5.75	$4.37
Weighted average shares outstanding	44.0	44.1	44.1	44.0

Diluted:
Income from continuing operations	$1.72	$1.22	$5.62	$4.29
Net gain (loss) from discontinued operations	0.02	-	0.02	(0.01)
Net income per share	$1.74	$1.22	$5.64	$4.28
Weighted average shares outstanding	44.9	44.9	45.0	44.9

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015	2014	2015	2014
Net income	$78.3	$54.9	$253.9	$192.1
Other comprehensive income (loss), net of tax:
Available-for-sale securities and derivative instruments:
Net (depreciation) appreciation during the period	(31.2)	(48.7)	(94.7)	32.8
Change in other-than-temporary impairment losses
recognized in other comprehensive income	(3.9)	-	(8.3)	1.6
Total available-for-sale securities and derivative instruments	(35.1)	(48.7)	(103.0)	34.4
Pension and postretirement benefits:
Net actuarial losses and prior service costs arising
in the period	-	-	(1.4)	-
Amortization recognized as net periodic benefit and
postretirement cost	1.7	1.6	6.8	5.0
Total pension and postretirement benefits	1.7	1.6	5.4	5.0
Cumulative foreign currency translation adjustment:
Amount recognized as cumulative foreign currency
translation during the period	(2.6)	(5.9)	(4.8)	(2.9)
Total other comprehensive (loss) income, net of tax	(36.0)	(53.0)	(102.4)	36.5
Comprehensive income	$42.3	$1.9	$151.5	$228.6

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
(In millions, except share data)	2015	2014
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $6,943.1 and $7,145.7)	$7,084.9	$7,378.1
Equity securities, at fair value (cost of $527.4 and $506.6)	550.7	580.8
Other investments	334.9	291.4
Total investments	7,970.5	8,250.3
Cash and cash equivalents	385.1	373.3
Accrued investment income	66.2	66.9
Premiums and accounts receivable, net	1,495.1	1,360.9
Reinsurance recoverable on paid and unpaid losses and unearned premiums	2,731.4	2,268.2
Deferred acquisition costs	527.1	525.7
Deferred income taxes	130.3	131.2
Goodwill	184.0	184.6
Other assets	469.5	486.6
Assets of discontinued operations	81.8	112.0
Total assets	$14,041.0	$13,759.7

Liabilities
Loss and loss adjustment expense reserves	$6,606.3	$6,391.7
Unearned premiums	2,719.0	2,583.9
Expenses and taxes payable	689.3	695.4
Reinsurance premiums payable	246.5	226.8
Debt	812.8	903.5
Liabilities of discontinued operations	89.6	114.4
Total liabilities	11,163.5	10,915.7

Commitments and contingencies
Shareholders’ Equity
Preferred stock, par value $0.01 per share; 20.0 million shares authorized; none issued	-	-
Common stock, par value $0.01 per share; 300.0 million shares authorized; 60.5 million
shares issued	0.6	0.6
Additional paid-in capital	1,833.5	1,830.7
Accumulated other comprehensive income	104.0	206.4
Retained earnings	1,749.8	1,558.7
Treasury stock at cost (17.3 and 16.6 million shares)	(810.4)	(752.4)
Total shareholders’ equity	2,877.5	2,844.0
Total liabilities and shareholders’ equity	$14,041.0	$13,759.7

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Nine Months Ended
	September 30,
(In millions)	2015	2014
Preferred Stock
Balance at beginning and end of period	$-	$-
Common Stock
Balance at beginning and end of period	0.6	0.6
Additional Paid-in Capital
Balance at beginning of period	1,830.7	1,830.1
Employee and director stock-based awards and other	2.8	(2.7)
Balance at end of period	1,833.5	1,827.4
Accumulated Other Comprehensive Income (Loss), net of tax
Net Unrealized Appreciation on Investments and Derivative Instruments:
Balance at beginning of period	300.9	259.3
Net (depreciation) appreciation on available-for-sale securities and derivative instruments	(103.0)	34.4
Balance at end of period	197.9	293.7
Defined Benefit Pension and Postretirement Plans:
Balance at beginning of period	(84.3)	(76.1)
Net amount arising in the period	(1.4)	-
Net amount recognized as net periodic benefit cost	6.8	5.0
Balance at end of period	(78.9)	(71.1)
Cumulative Foreign Currency Translation Adjustment:
Balance at beginning of period	(10.2)	(5.6)
Amount recognized as cumulative foreign currency translation during the period	(4.8)	(2.9)
Balance at end of period	(15.0)	(8.5)
Total accumulated other comprehensive income	104.0	214.1
Retained Earnings
Balance at beginning of period	1,558.7	1,349.1
Net income	253.9	192.1
Dividends to shareholders	(54.3)	(48.9)
Stock-based compensation	(8.5)	(3.1)
Balance at end of period	1,749.8	1,489.2
Treasury Stock
Balance at beginning of period	(752.4)	(762.9)
Shares purchased at cost	(85.3)	(20.4)
Net shares reissued at cost under employee stock-based compensation plans	27.3	23.9
Balance at end of period	(810.4)	(759.4)
Total shareholders’ equity	$2,877.5	$2,771.9

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
(In millions)	2015	2014
Cash Flows From Operating Activities
Net income	$253.9	$192.1
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposal of U.K. motor business	(37.7)	-
Net loss on repurchase of debt	24.1	0.1
Net realized investment gains	(29.6)	(31.5)
Net amortization and depreciation	22.8	25.3
Stock-based compensation expense	9.4	11.1
Amortization of defined benefit plan costs	10.0	7.7
Deferred income tax expense	40.3	56.4
Change in deferred acquisition costs	(21.6)	(34.3)
Change in premiums receivable, net of reinsurance premiums payable	(114.6)	(147.0)
Change in loss, loss adjustment expense and unearned premium reserves	323.8	415.1
Change in reinsurance recoverable	(123.0)	(50.5)
Change in expenses and taxes payable	(5.1)	(55.9)
Other, net	1.7	19.5
Net cash provided by operating activities	354.4	408.1

Cash Flows From Investing Activities
Proceeds from disposals and maturities of fixed maturities	1,272.9	908.9
Proceeds from disposals of equity securities and other investments	243.1	113.2
Purchase of fixed maturities	(1,376.3)	(1,099.4)
Purchase of equity securities and other investments	(285.8)	(261.4)
Cash received from disposal of U.K. motor business, net of cash transferred	44.3	-
Capital expenditures	(14.5)	(8.5)
Other investing activities	4.5	-
Net cash used in investing activities	(111.8)	(347.2)

Cash Flows From Financing Activities
Proceeds from exercise of employee stock options	14.3	8.3
Change in cash collateral related to securities lending program	14.1	28.3
Dividends paid to shareholders	(54.3)	(48.9)
Repurchases of debt	(114.3)	(0.7)
Repurchases of common stock	(85.3)	(20.4)
Other financing activities	(3.7)	(2.5)
Net cash used in financing activities	(229.2)	(35.9)
Effect of exchange rate changes on cash	(1.6)	(1.6)
Net change in cash and cash equivalents	11.8	23.4
Net change in cash related to discontinued operations	-	-
Cash and cash equivalents, beginning of period	373.3	486.2
Cash and cash equivalents, end of period	$385.1	$509.6

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

In the opinion of the Company’s management, the accompanying interim consolidated financial statements reflect all adjustments, consisting of normal recurring items, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 24, 2015.

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

In May 2014, the FASB issued ASC Update No. 2014-09, (Topic 606) Revenue from Contracts with Customers. This ASC was issued to clarify the principles for recognizing revenue. Insurance Contracts and financial instrument transactions are not within the scope of this updated guidance, and; therefore, only an insignificant amount of the Company’s revenue is subject to this updated guidance. In August 2015, the FASB issued ASC Update No. 2015-14, (Topic 606) Revenue from Contracts with Customers, which deferred the effective date of ASC Update No. 2014-09 by one year. Accordingly, the updated guidance is effective for periods beginning after December 15, 2017 and is not expected to have a material effect on the Company’s financial position or results of operations.

In August 2014, the FASB issued ASC update No. 2014-15, (Subtopic 205-40) Presentation of Financial Statement- Going Concern. This ASC update provides guidance on determining when and how to disclose going concern uncertainties in the financial statements, and requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. The updated guidance is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early adoption is permitted. The Company does not expect the adoption of ASC update 2014-15 to have a material impact on its financial position or results of operations.

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

In connection with the reinsurance arrangement, insurance liabilities of approximately $443 million were ceded, including $137.4 million of written premiums, and approximately $419 million of investments, cash, and premiums receivable were transferred.  The $25 million difference between assets and liabilities equals the deferred acquisition costs (“DAC”) balance associated with this business; hence, this portion of the transaction resulted in no net gain or loss.

4. Income Taxes

Income tax expense for the nine months ended September 30, 2015 and 2014 has been computed using estimated annual effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect current estimates of the annual effective tax rates.

For the nine months ended September 30, 2015, the tax provision is comprised of a $62.2 million U.S. federal income tax expense and a $24.8 million foreign income tax expense. For the nine months ended September 30, 2014, the tax provision was comprised of a $38.7 million U.S. federal income tax expense and a $24.2 million foreign income tax expense. Income tax expense for the nine months ended September 30, 2014 included a benefit of $4.4 million related to foreign exchange losses that was deductible on the Company’s 2013 U.S. tax return. This permanent tax item was not otherwise recognized in the Company’s U.S. GAAP financial statements.

Although most of the Company’s non–U.S. income is subject to U.S. federal income tax, a portion of its non–U.S. income is not subject to U.S. federal income tax until repatriated. Income taxes on this portion of non–U.S. income are accrued at the local foreign tax rate, as opposed to the higher U.S. statutory rate, since these earnings currently are expected to be indefinitely reinvested overseas. This assumption could change as a result of a sale of the subsidiaries, the receipt of dividends from the subsidiaries, a change in management’s intentions, or as a result of various other events. The Company has not made a provision for U.S. taxes on $65.2 million and $17.2 million of non-U.S. income for the nine months ended September 30, 2015 and 2014, respectively. However, in the future, if these and all other undistributed earnings from prior years were distributed to the Company, taxes of $44.0 million would be payable on all such undistributed earnings and would be reflected in the tax provision for the year in which these earnings are no longer intended to be indefinitely reinvested overseas, assuming all foreign tax credits are realized.

The Company or its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions, as well as foreign jurisdictions. The Company and its subsidiaries are subject to U.S. federal income tax examinations by tax authorities for years after 2011, U.S. state income tax examinations for years after 2006 and foreign examinations for years after 2011.

5. Debt

Debt consists of the following:

(in millions)	September 30, 2015	December 31, 2014
Senior debentures maturing June 15, 2021	$300.0	$300.0
Senior debentures maturing March 1, 2020	80.0	164.6
Senior debentures maturing October 15, 2025	74.6	81.1
Subordinated debentures maturing March 30, 2053	175.0	175.0
Subordinated debentures maturing February 3, 2027	59.7	59.7
FHLBB borrowings (secured)	125.0	125.0
Total principal debt	$814.3	$905.4
Unamortized debt discount	(1.5)	(1.9)
Total	$812.8	$903.5

During the first nine months of 2015, the Company repurchased senior debentures maturing March 1, 2020, with a carrying value of $83.7 million at a cost of $106.0 million, resulting in a loss of $22.3 million, and senior debentures maturing October 15, 2025, with a carrying value of $6.5 million at a cost of $8.3 million, resulting in a loss of $1.8 million.  These losses are included in other operating expenses.

At September 30, 2015, the Company was in compliance with the covenants associated with its debt indentures and credit arrangements.

6. Investments

A. Fixed maturities and equity securities

The amortized cost and fair value of available-for-sale fixed maturities and the cost and fair value of equity securities were as follows:

	September 30, 2015
	Amortized	Gross	Gross		OTTI
	Cost or	Unrealized	Unrealized		Unrealized
(in millions)	Cost	Gains	Losses	Fair Value	Losses
Fixed maturities:
U.S. Treasury and government agencies	$455.9	$8.8	$1.5	$463.2	$-
Foreign government	266.9	3.4	1.7	268.6	-
Municipal	1,086.1	60.3	2.6	1,143.8	-
Corporate	3,702.1	117.8	73.2	3,746.7	19.6
Residential mortgage-backed	811.4	20.3	2.0	829.7	0.3
Commercial mortgage-backed	523.1	12.5	0.6	535.0	-
Asset-backed	97.6	0.5	0.2	97.9	-
Total fixed maturities	$6,943.1	$223.6	$81.8	$7,084.9	$19.9
Equity securities	$527.4	$45.9	$22.6	$550.7	$-

	December 31, 2014
	Amortized	Gross	Gross		OTTI
	Cost or	Unrealized	Unrealized		Unrealized
(in millions)	Cost	Gains	Losses	Fair Value	Losses
Fixed maturities:
U.S. Treasury and government agencies	$516.3	$7.6	$3.5	$520.4	$-
Foreign government	349.4	5.2	0.6	354.0	-
Municipal	1,079.6	62.4	4.0	1,138.0	-
Corporate	3,746.3	166.3	31.8	3,880.8	7.4
Residential mortgage-backed	770.4	21.7	3.0	789.1	0.4
Commercial mortgage-backed	516.7	12.4	1.3	527.8	-
Asset-backed	167.0	1.2	0.2	168.0	-
Total fixed maturities	$7,145.7	$276.8	$44.4	$7,378.1	$7.8
Equity securities	$506.6	$76.8	$2.6	$580.8	$-

Other-than-temporary impairments (“OTTI”) unrealized losses in the tables above represent OTTI recognized in accumulated other comprehensive income. This amount excludes net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date of $0.1 million and $12.3 million as of September 30, 2015 and December 31, 2014, respectively.

The amortized cost and fair value by maturity periods for fixed maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or the Company may have the right to put or sell the obligations back to the issuers.

	September 30, 2015
	Amortized	Fair
(in millions)	Cost	Value
Due in one year or less	$411.5	$416.8
Due after one year through five years	2,422.4	2,484.4
Due after five years through ten years	2,129.1	2,145.9
Due after ten years	548.0	575.2
	5,511.0	5,622.3
Mortgage-backed and asset-backed securities	1,432.1	1,462.6
Total fixed maturities	$6,943.1	$7,084.9

B. Securities in an unrealized loss position

The following tables provide information about the Company’s fixed maturities and equity securities that were in an unrealized loss position at September 30, 2015 and December 31, 2014 including the length of time the securities have been in an unrealized loss position:

	September 30, 2015
	12 months or less		Greater than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in millions)	Losses	Value	Losses	Value	Losses	Value
Fixed maturities:
Investment grade:
U.S. Treasury and government agencies	$0.4	$29.6	$1.1	$70.4	$1.5	$100.0
Foreign governments	1.0	47.2	0.7	6.5	1.7	53.7
Municipal	1.1	61.3	1.5	59.8	2.6	121.1
Corporate	19.4	713.8	11.7	96.5	31.1	810.3
Residential mortgage-backed	0.6	111.7	1.4	47.8	2.0	159.5
Commercial mortgage-backed	0.6	80.3	-	7.5	0.6	87.8
Asset-backed	0.2	29.7	-	1.2	0.2	30.9
Total investment grade	23.3	1,073.6	16.4	289.7	39.7	1,363.3
Below investment grade:
Corporate	23.4	209.2	18.7	46.5	42.1	255.7
Total fixed maturities	46.7	1,282.8	35.1	336.2	81.8	1,619.0
Equity securities	22.6	210.8	-	-	22.6	210.8
Total	$69.3	$1,493.6	$35.1	$336.2	$104.4	$1,829.8

	December 31, 2014
	12 months or less		Greater than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in millions)	Losses	Value	Losses	Value	Losses	Value
Fixed maturities:
Investment grade:
U.S. Treasury and government agencies	$-	$52.2	$3.5	$137.9	$3.5	$190.1
Foreign governments	0.4	20.8	0.2	24.2	0.6	45.0
Municipal	0.3	57.1	3.7	140.2	4.0	197.3
Corporate	7.8	393.3	9.3	217.4	17.1	610.7
Residential mortgage-backed	0.2	36.4	2.8	98.0	3.0	134.4
Commercial mortgage-backed	0.4	90.4	0.9	60.8	1.3	151.2
Asset-backed	0.1	46.6	0.1	13.2	0.2	59.8
Total investment grade	9.2	696.8	20.5	691.7	29.7	1,388.5
Below investment grade:
Corporate	12.2	114.9	2.5	28.3	14.7	143.2
Total fixed maturities	21.4	811.7	23.0	720.0	44.4	1,531.7
Equity securities	2.2	130.2	0.4	3.9	2.6	134.1
Total	$23.6	$941.9	$23.4	$723.9	$47.0	$1,665.8

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

C. Other investments

In accordance with Lloyd’s operating guidelines, the Company deposits funds at Lloyd’s to support underwriting operations. These funds are available only to fund claim obligations. These assets consisted of approximately $479 million of fixed maturities and $5 million of cash and cash equivalents as of September 30, 2015. The Company also deposits funds with various state and governmental authorities in the U.S. For a discussion of the Company’s deposits with state and governmental authorities, see also Note 3 – “Investments” of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2014.

D. Proceeds from sales

The proceeds from sales of available-for-sale securities and gross realized gains and losses on those sales, were as follows:

	Three Months Ended September 30,
	2015			2014
	Proceeds from	Gross	Gross	Proceeds from	Gross	Gross
(in millions)	Sales	Gains	Losses	Sales	Gains	Losses
Fixed maturities	$145.2	$0.7	$0.6	$39.7	$1.1	$-
Equity securities	$17.4	$4.1	$0.1	$13.5	$2.4	$-

	Nine Months Ended September 30,
	2015			2014
	Proceeds from	Gross	Gross	Proceeds from	Gross	Gross
(in millions)	Sales	Gains	Losses	Sales	Gains	Losses
Fixed maturities	$969.9	$13.6	$5.3	$247.8	$4.4	$2.3
Equity securities	$185.2	$24.2	$0.1	$85.9	$26.5	$0.8

Proceeds from sales of fixed maturities for the nine months ended September 30, 2015 included proceeds of $379.6 million from the transfer of fixed maturity investments in connection with the disposal of the U.K. motor business and related gross gains of $6.4 million and gross losses of $0.6 million.

E. Other-than-temporary impairments

For the three months ended September 30, 2015, total OTTI of fixed maturities was $9.5 million.  Of this amount, $4.2 million was recognized in earnings and the remaining $5.3 million was recorded as unrealized losses in accumulated other comprehensive income (“AOCI”).  For the nine months ended September 30, 2015, total OTTI of fixed maturities and equity securities was $20.9 million.  Of this amount, $8.8 million was recognized in earnings and the remaining $12.1 million was recorded as unrealized losses in AOCI.

For the three months ended September 30, 2014, total OTTI of fixed maturities was $0.3 million, all of which was recognized in earnings.  For the first nine months of 2014, total OTTI of fixed maturities was $0.3 million.  Of this amount, $0.4 million was recognized in earnings including $0.1 million which was transferred from unrealized losses in accumulated other comprehensive income.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Credit losses at beginning of period	$6.1	$4.3	$4.2	$7.8
Credit losses for which an OTTI was not
previously recognized	2.5	-	5.2	-
Additional credit losses on securities for which an
OTTI was previously recognized	1.0	-	1.0	-
Reductions for securities sold, matured or called	-	-	(0.8)	(3.1)
Reductions for securities reclassified as intended to sell	-	-	-	(0.4)
Credit losses at end of period	$9.6	$4.3	$9.6	$4.3

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

The estimated fair value of the financial instruments were as follows:

	September 30, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
(in millions)	Value	Value	Value	Value
Financial Assets
Cash and cash equivalents	$385.1	$385.1	$373.3	$373.3
Fixed maturities	7,084.9	7,084.9	7,378.1	7,378.1
Equity securities	550.7	550.7	580.8	580.8
Other investments	308.7	312.8	267.4	272.2
Total financial assets	$8,329.4	$8,333.5	$8,599.6	$8,604.4
Financial Liabilities
Debt	$812.8	$943.5	$903.5	$1,021.7

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

The following tables provide, for each hierarchy level, the Company’s assets that were measured at fair value on a recurring basis.

	September 30, 2015
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$463.2	$169.2	$294.0	$-
Foreign government	268.6	56.8	211.8	-
Municipal	1,143.8	-	1,113.8	30.0
Corporate	3,746.7	-	3,742.0	4.7
Residential mortgage-backed, U.S. agency backed	751.0	-	751.0	-
Residential mortgage-backed, non-agency	78.7	-	78.7	-
Commercial mortgage-backed	535.0	-	517.3	17.7
Asset-backed	97.9	-	96.7	1.2
Total fixed maturities	7,084.9	226.0	6,805.3	53.6
Equity securities	541.1	539.8	-	1.3
Other investments	101.3	-	97.5	3.8
Total investment assets at fair value	$7,727.3	$765.8	$6,902.8	$58.7

	December 31, 2014
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$520.4	$233.5	$286.9	$-
Foreign government	354.0	43.3	310.7	-
Municipal	1,138.0	-	1,112.3	25.7
Corporate	3,880.8	-	3,871.2	9.6
Residential mortgage-backed, U.S. agency backed	689.2	-	689.2	-
Residential mortgage-backed, non-agency	99.9	-	99.9	-
Commercial mortgage-backed	527.8	-	506.4	21.4
Asset-backed	168.0	-	168.0	-
Total fixed maturities	7,378.1	276.8	7,044.6	56.7
Equity securities	571.5	570.3	-	1.2
Other investments	136.4	-	132.6	3.8
Total investment assets at fair value	$8,086.0	$847.1	$7,177.2	$61.7

The following tables provide, for each hierarchy level, the Company’s estimated fair values of financial instruments that were not carried at fair value:

	September 30, 2015
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$385.1	$385.1	$-	$-
Equity securities	9.6	-	9.6	-
Other investments	211.5	-	-	211.5
Liabilities:
Debt	$943.5	$-	$943.5	$-

	December 31, 2014
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$373.3	$373.3	$-	$-
Equity securities	9.3	-	9.3	-
Other investments	135.8	-	-	135.8
Liabilities:
Debt	$1,021.7	$-	$1,021.7	$-

The tables below provide a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fixed Maturities
(in millions)	Municipal	Corporate	Commercial mortgage-backed	Asset-backed	Total	Equity and Other	Total Assets
Three Months Ended
September 30, 2015
Balance July 1, 2015	$27.0	$9.4	$18.0	$1.3	$55.7	$5.1	$60.8
Transfers out of Level 3	-	(4.6)	-	-	(4.6)	-	(4.6)
Total gains (losses):
Included in earnings	-	-	0.1	-	0.1	-	0.1
Included in other comprehensive income - net appreciation (depreciation) on available-for-sale securities	0.4	-	(0.1)	(0.1)	0.2	-	0.2
Purchases and sales:
Purchases	3.1	-	-	-	3.1	-	3.1
Sales	(0.5)	(0.1)	(0.3)	-	(0.9)	-	(0.9)
Balance September 30, 2015	$30.0	$4.7	$17.7	$1.2	$53.6	$5.1	$58.7

Three Months Ended
September 30, 2014
Balance July 1, 2014	$26.8	$13.2	$22.5	$-	$62.5	$4.8	$67.3
Transfers into Level 3	-	2.2	-	-	2.2	-	2.2
Total losses:
Included in other comprehensive income - net depreciation on available-for-sale securities	(0.2)	(0.2)	(0.3)	-	(0.7)	-	(0.7)
Sales	(0.6)	(0.1)	(0.4)	-	(1.1)	-	(1.1)
Balance September 30, 2014	$26.0	$15.1	$21.8	$-	$62.9	$4.8	$67.7

	Fixed Maturities
(in millions)	Municipal	Corporate	Residential mortgage-backed, non-agency	Commercial mortgage-backed	Asset-backed	Total	Equity and Other	Total Assets
Nine Months Ended
September 30, 2015
Balance January 1, 2015	$25.7	$9.6	$-	$21.4	$-	$56.7	$5.0	$61.7
Transfers into Level 3	-	-	-	-	1.3	1.3	-	1.3
Transfers out of Level 3	-	(4.6)	-	-	-	(4.6)	-	(4.6)
Total gains (losses):
Included in earnings	-	0.1	-	0.1	-	0.2	-	0.2
Included in other comprehensive income-net (depreciation) appreciation on available-for-sale securities	(0.4)	(0.2)	-	(0.7)	(0.1)	(1.4)	0.1	(1.3)
Purchases and sales:
Purchases	6.2	-	-	-	-	6.2	-	6.2
Sales	(1.5)	(0.2)	-	(3.1)	-	(4.8)	-	(4.8)
Balance September 30, 2015	$30.0	$4.7	$-	$17.7	$1.2	$53.6	$5.1	$58.7

Nine Months Ended
September 30, 2014
Balance January 1, 2014	$25.6	$13.0	$0.5	$22.9	$-	$62.0	$42.2	$104.2
Transfers into Level 3	2.2	2.2	-	-	-	4.4	-	4.4
Transfers out of Level 3	(2.6)	-	-	-	-	(2.6)	(37.4)	(40.0)
Total gains:
Included in other comprehensive income-net appreciation on available-for-sale securities	0.4	-	-	0.4	-	0.8	-	0.8
Purchases and sales:
Purchases	2.5	-	-	-	-	2.5	-	2.5
Sales	(2.1)	(0.1)	(0.5)	(1.5)	-	(4.2)	-	(4.2)
Balance September 30, 2014	$26.0	$15.1	$-	$21.8	$-	$62.9	$4.8	$67.7

During the three and nine months ended September 30, 2015 and 2014, the Company transferred fixed maturities between Level 2 and Level 3 primarily as a result of assessing the significance of unobservable inputs on the fair value measurement. There were no transfers between Level 1 and Level 2 during the three months or nine months ended September 30, 2015 or 2014.

There were no Level 3 liabilities held by the Company for the nine months ended September 30, 2015 and 2014. The following table summarizes changes in fair value that were recorded in net income for Level 3 assets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	Net Investment		Net Investment
(in millions)	Income		Income
Level 3 Assets:
Fixed maturities:
Corporates	$-	$-	$0.1	$-
Commercial mortgage-backed	0.1	-	0.1	-
Total fixed maturities	$0.1	$-	$0.2	$-

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

			September 30, 2015		December 31, 2014
	Valuation	Significant	Fair	Range	Fair	Range
(in millions)	Technique	Unobservable Inputs	Value	(Wtd Average)	Value	(Wtd Average)
Fixed maturities:
Municipal	Discounted	Discount for:	$30.0		$25.7
	cash flow	Small issue size Credit stress Above-market coupon		0.6-6.8% (2.7%) 0.9-1.5% (1.2%) 0.3-1.0% (0.4%)		0.6-4.5% (2.0%) N/A 0.3-1.0% (0.4%)
Corporate	Discounted	Discount for:	4.5		9.4
	cash flow	Small issue size Above-market coupon		1.0% (1.0%) 0.3-0.8% (0.6%)		0.5-1.0% (0.7%) 0.3-0.8% (0.6%)
Commercial mortgage-backed	Discounted	Discount for:	17.7		21.4
	cash flow	Small issue size Above-market coupon Lease structure Credit stress		0.5-1.0% (0.5%) 0.5% (0.5%) 0.3% (0.3%) N/A		0.5% (0.5%) 0.5-0.8% (0.5%) 0.3% (0.3%) 0.5% (0.5%)
Asset-backed	Discounted	Discount for:	1.2		-
	cash flow	Small issue size		0.7-0.8% (0.7%)		N/A
Equity securities	Market	Net tangible asset	1.1		1.1
	comparables	market multiples		1.0X (1.0X)		1.0X (1.0X)
Other	Discounted	Discount rate	3.8	18.0% (18.0%)	3.8	18.0% (18.0%)
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

8. Pension and Other Postretirement Benefit Plans

The components of net periodic pension cost for defined benefit pension and other postretirement benefit plans included in the Company’s results of operations are as follows:

	Three Months Ended September 30,
	2015	2014	2015	2014

(in millions)	Pension Plans		Postretirement Plans
Service cost - benefits earned during the period	$0.2	$0.4	$-	$0.1
Interest cost	7.4	8.4	0.1	0.2
Expected return on plan assets	(8.0)	(9.2)	-	-
Recognized net actuarial loss	3.1	2.9	-	-
Amortization of prior service cost	-	-	(0.3)	(0.5)
Net periodic pension cost (benefit)	$2.7	$2.5	$(0.2)	$(0.2)

	Nine Months Ended September 30,
	2015	2014	2015	2014

(in millions)	Pension Plans		Postretirement Plans
Service cost - benefits earned during the period	$0.9	$1.1	$-	$0.1
Interest cost	22.0	25.3	0.4	0.6
Expected return on plan assets	(23.7)	(27.5)	-	-
Recognized net actuarial loss	10.9	8.7	0.1	-
Amortization of prior service cost	-	0.1	(1.0)	(1.4)
Curtailment gain	(1.8)	-	-	-
Net periodic pension cost (benefit)	$8.3	$7.7	$(0.5)	$(0.7)

In the second quarter of 2015, the Company recognized a $1.8 million benefit due to the disposal of the U.K. motor business. Included in the table above in recognized net actuarial loss was an equal and offsetting expense.

9. Other Comprehensive Income

The following table provides changes in other comprehensive income.

	Three Months Ended September 30,
	2015			2014
		Tax			Tax
		Benefit	Net of		Benefit	Net of
(in millions)	Pre-Tax	(Expense)	Tax	Pre-Tax	(Expense)	Tax
Unrealized gains (losses) on available-for-sale securities and derivative instruments:
Unrealized (losses) gains arising during period (net of pre-tax, ceded unrealized losses of $0.4 million for the three months ended September 30, 2014)	$(47.0)	$16.5	$(30.5)	$(64.3)	$22.4	$(41.9)
Less:
Amount of realized gains from sales and other	(5.9)	(1.4)	(7.3)	(4.6)	(2.4)	(7.0)
Portion of other-than-temporary impairment losses
recognized in earnings	4.2	(1.5)	2.7	0.3	(0.1)	0.2
Net unrealized (losses) gains	(48.7)	13.6	(35.1)	(68.6)	19.9	(48.7)
Pension and postretirement benefits:
Amortization of net actuarial loss and prior service
cost recognized as net periodic benefit cost	2.7	(1.0)	1.7	2.5	(0.9)	1.6
Cumulative foreign currency translation adjustment:
Foreign currency translation recognized during
the period	(4.0)	1.4	(2.6)	(9.2)	3.3	(5.9)
Other comprehensive (loss) income	$(50.0)	$14.0	$(36.0)	$(75.3)	$22.3	$(53.0)

	Nine Months Ended September 30,
	2015			2014
		Tax			Tax
		Benefit	Net of		Benefit	Net of
(in millions)	Pre-Tax	(Expense)	Tax	Pre-Tax	(Expense)	Tax
Unrealized gains (losses) on available-for-sale securities and derivative instruments:
Unrealized (losses) gains arising during period (net of pre-tax, ceded unrealized gains of $0.8 million for the nine months ended September 30, 2014)	$(120.5)	$42.2	$(78.3)	$102.2	$(32.9)	$69.3
Less:
Amount of realized gains from sales and other	(32.3)	1.9	(30.4)	(31.3)	(3.9)	(35.2)
Portion of other-than-temporary impairment losses
recognized in earnings	8.8	(3.1)	5.7	0.4	(0.1)	0.3
Net unrealized (losses) gains	(144.0)	41.0	(103.0)	71.3	(36.9)	34.4
Pension and postretirement benefits:
Net actuarial losses and prior service costs
arising in the period	(1.2)	(0.2)	(1.4)	-	-	-
Amortization of net actuarial loss and prior service
cost recognized as net periodic benefit cost	10.0	(3.2)	6.8	7.7	(2.7)	5.0
Net pension and postretirement benefits	8.8	(3.4)	5.4	7.7	(2.7)	5.0
Cumulative foreign currency translation adjustment:
Foreign currency translation recognized during
the period	(7.4)	2.6	(4.8)	(4.5)	1.6	(2.9)
Other comprehensive (loss) income	$(142.6)	$40.2	$(102.4)	$74.5	$(38.0)	$36.5

Reclassifications out of accumulated other comprehensive income were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in millions)	2015	2014	2015	2014

	Amount Reclassified from
Details about Accumulated Other	Accumulated Other				Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income				Where Net Income is Presented
Unrealized gains on available-for-sale
securities and derivative instruments	$5.9	$4.6	$32.3	$31.3	Net realized gains from sales and other
					Net other-than-temporary impairment
	(4.2)	(0.3)	(8.8)	(0.4)	losses on investments recognized in earnings
	1.7	4.3	23.5	30.9	Total before tax
	2.9	2.4	1.2	3.9	Tax benefit
	4.6	6.7	24.7	34.8	Net of tax
Amortization of defined benefit pension					Loss adjustment expenses and other
and postretirement plans	(2.7)	(2.5)	(10.0)	(7.7)	operating expenses
	1.0	0.9	3.2	2.7	Tax benefit
	(1.7)	(1.6)	(6.8)	(5.0)	Net of tax
Total reclassifications for the period	$2.9	$5.1	$17.9	$29.8	Net of tax

The amount reclassified from accumulated other comprehensive income for the pension and postretirement benefits was allocated approximately 40% to loss adjustment expenses and 60% to other operating expenses for the nine months ended September 30, 2015 and 2014.

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

The Company reports interest expense related to debt separately from the earnings of its operating segments. This consists of interest on the Company’s senior debentures, subordinated debentures, collateralized borrowings with the Federal Home Loan Bank of Boston, and letter of credit facility. Management evaluates the results of the aforementioned segments based on operating income before taxes, which also excludes interest expense on debt. Operating income before taxes excludes certain items which are included in net income, such as net realized investment gains and losses (including net gains and losses on certain derivative instruments). Such gains and losses are excluded since they are determined by interest rates, financial markets and the timing of sales. Also, operating income before taxes excludes net gains and losses on disposals of business assets, gains and losses related to the repurchase of debt, discontinued operations, costs to acquire businesses, restructuring costs, the cumulative effect of accounting changes and certain other items. Although the items excluded from operating income before taxes may be important components in understanding and assessing the Company’s overall financial performance, management believes that the presentation of operating income before taxes enhances an investor’s understanding of the Company’s results of operations by highlighting net income attributable to the core operations of the business. However, operating income before taxes should not be construed as a substitute for income before income taxes and operating income should not be construed as a substitute for net income.

Summarized below is financial information with respect to the Company’s business segments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
Operating revenues:
Commercial Lines	$601.2	$561.4	$1,786.7	$1,670.3
Personal Lines	379.7	373.9	1,131.4	1,116.3
Chaucer	242.7	323.6	875.5	958.7
Other (including eliminations)	1.9	1.8	5.7	5.7
Total	1,225.5	1,260.7	3,799.3	3,751.0
Net realized investment gains	8.0	4.9	30.0	31.5
Total revenues	$1,233.5	$1,265.6	$3,829.3	$3,782.5
Operating income (loss) before interest expense and income taxes:
Commercial Lines:
Underwriting income (loss)	$8.3	$5.9	$10.9	$(8.1)
Net investment income	38.7	37.4	116.7	111.9
Other income (expense)	0.1	(0.2)	(1.1)	(0.4)
Commercial Lines operating income	47.1	43.1	126.5	103.4
Personal Lines:
Underwriting income (loss)	17.9	(12.4)	34.3	(6.7)
Net investment income	18.0	18.0	54.2	53.9
Other income	1.3	1.1	3.1	3.8
Personal Lines operating income	37.2	6.7	91.6	51.0
Chaucer:
Underwriting income	29.6	25.2	92.7	86.0
Net investment income	10.5	11.0	34.8	32.2
Other income	1.1	3.2	4.9	8.5
Chaucer operating income	41.2	39.4	132.4	126.7
Other:
Underwriting loss	(0.9)	(0.7)	(2.3)	(2.1)
Net investment income	1.1	1.1	3.4	3.5
Other net expenses	(3.2)	(3.2)	(9.5)	(8.9)
Other operating loss	(3.0)	(2.8)	(8.4)	(7.5)
Operating income before interest expense and income taxes	122.5	86.4	342.1	273.6
Interest on debt	(14.7)	(16.3)	(45.5)	(48.9)
Operating income before income taxes	107.8	70.1	296.6	224.7
Non-operating income items:
Net realized investment gains	8.0	4.9	30.0	31.5
Net gain on disposal of U.K. motor business	-	-	37.7	-
Net loss from repurchases of debt	(5.6)	(0.1)	(24.1)	(0.1)
Other non-operating items	0.2	0.4	(0.2)	(1.0)
Income before income taxes	$110.4	$75.3	$340.0	$255.1

The Company recognized $2.8 million in net foreign currency transaction losses in the Statements of Income during the three months ended September 30, 2015 compared to $0.1 million in net foreign currency transaction gains in the Statements of Income during the three months ended September 30, 2014. The Company recognized $14.9 million and $5.9 million in net foreign currency transaction gains in the Statements of Income during the nine months ended September 30, 2015 and 2014, respectively.

The following table provides identifiable assets for the Company’s business segments and discontinued operations:

	September 30,	December 31,
	2015	2014

(in millions)	Identifiable Assets
U.S. Companies	$9,616.9	$9,418.4
Chaucer	4,342.3	4,229.3
Discontinued operations	81.8	112.0
Total	$14,041.0	$13,759.7

The Company reviews the assets of its U.S. Companies collectively and does not allocate them between the Commercial Lines, Personal Lines and Other segments.

11. Stock-based Compensation

As of September 30, 2015, there were 5,340,812 shares, 2,446,944 shares and 714,868 shares available for grant under The Hanover Insurance Group 2014 Long-Term Incentive Plan, The Hanover Insurance Group 2014 Employee Stock Purchase Plan and the Chaucer Share Incentive Plan, respectively.

Compensation cost for the Company’s stock-based awards and the related tax benefits were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
Stock-based compensation expense	$1.9	$3.8	$9.4	$11.1
Tax benefit	(0.7)	(1.3)	(3.3)	(3.9)
Stock-based compensation expense, net of taxes	$1.2	$2.5	$6.1	$7.2

Stock Options

Information on the Company’s stock option plans is summarized below.

	Nine Months Ended September 30,
	2015		2014
(in whole shares and dollars)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	2,236,620	$46.61	2,049,173	$41.18
Granted	663,900	70.34	684,200	58.03
Exercised	(377,188)	45.66	(278,368)	38.99
Forfeited or cancelled	(245,974)	59.94	(47,553)	43.77
Outstanding, end of period	2,277,358	52.25	2,407,452	46.17

Included in the table above for the nine months ended September 30, 2015 as forfeited or cancelled were 128,334 options that are no longer expected to vest.

Restricted Stock Units

The following tables summarize activity information about employee restricted stock units:

	Nine Months Ended September 30,
	2015		2014
(in whole shares and dollars)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Time-based restricted stock units:
Outstanding, beginning of period	384,923	$45.63	525,980	$41.20
Granted	92,409	70.61	94,240	58.02
Vested	(119,117)	40.94	(225,178)	41.64
Forfeited	(31,573)	51.10	(10,851)	41.82
Outstanding, end of period	326,642	53.88	384,191	45.05

Performance-based and market-based restricted stock units:
Outstanding, beginning of period	218,338	$44.24	184,626	$40.42
Granted	82,025	48.55	60,338	55.73
Vested	(77,854)	38.82	(22,826)	44.78
Forfeited	(70,951)	55.08	(3,800)	37.90
Outstanding, end of period	151,558	44.27	218,338	44.24

In the first nine months of 2015 and 2014, the Company granted market-based awards totaling 80,738 and 56,625, respectively, to certain members of senior management, which are included in the table above as performance and market-based restricted stock activity. The vesting of these stock units is based on the relative total shareholder return (“TSR”) of the Company. This metric is generally based on relative TSR for a three-year period, as compared to a property and casualty index of selected competitor companies. The fair value of market-based awards was estimated at the date of grant using a valuation model. These units have the potential to range from 0% to 150% of the shares disclosed. Included in the amount granted above were 38,713 shares related to market-based awards that achieved a payout in excess of 100%, with 20,275 shares becoming vested in the first quarter of 2015 and the remaining 18,438 shares vesting in the first quarter of 2016 provided that the participant remains employed by the Company during the vesting period. Also, reflected in the table above as performance and market based restricted stock forfeitures for 2015 were 56,500 awards that are not expected to vest.

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

12. Earnings Per Share and Shareholders’ Equity Transactions

The following table provides weighted average share information used in the calculation of the Company’s basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in millions, except per share data)	2015	2014	2015	2014
Basic shares used in the calculation of earnings per share	44.0	44.1	44.1	44.0
Dilutive effect of securities:
Employee stock options	0.5	0.4	0.5	0.5
Non-vested stock grants	0.4	0.4	0.4	0.4
Diluted shares used in the calculation of earnings per share	44.9	44.9	45.0	44.9
Per share effect of dilutive securities on income from continuing operations	$(0.03)	$(0.03)	$(0.11)	$(0.08)
Per share effect of dilutive securities on net income	$(0.04)	$(0.03)	$(0.11)	$(0.09)

All of the common shares issuable under the Company’s stock compensation plans were included in the diluted earnings per share for the three months ended September 30, 2015. Diluted earnings per share for the nine months ended September 30, 2015 excludes 0.6 million of common shares issuable under the Company’s stock compensation plans because their effect would be antidilutive. Diluted earnings per share for the three and nine months ended September 30, 2014 excluded 0.7 million of common shares because their effect would be antidilutive.

On October 28, 2015, the Company’s Board of Directors authorized a $300 million increase to its existing common stock repurchase program. As a result of this increase, the program provides for aggregate repurchases of up to $900 million. Under the repurchase authorizations, the Company may repurchase, from time to time, common shares in amounts, at prices and at such times as the Company deems appropriate, subject to market conditions and other considerations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. The Company is not required to purchase any specific number of shares or to make purchases by any certain date under this program. During the first nine months of 2015, the Company purchased 1.1 million shares of the Company’s common stock at a cost of $85.3 million. Through October 27, 2015, an additional 0.3 million shares were repurchased at a cost of approximately $24.7 million. As of October 27, 2015, the Company had approximately $306 million available for repurchases under these repurchase authorizations.

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

The plaintiff filed an Amended Complaint adding two new named plaintiffs and additional claims on December 11, 2009. In response, the Company filed a Motion to Dismiss on January 30, 2010. In addition to the pending claim challenging the calculation of lump sum distributions, the Amended Complaint included: (a) a claim that the Plan failed to calculate participants’ account balances and lump sum payments properly because interest credits were based solely upon the performance of each participant’s selection from among various hypothetical investment options (as the Plan provided) rather than crediting the greater of that performance or the 30 year Treasury rate; (b) a claim that the 2004 Plan amendment, which changed interest crediting for all participants from the performance of participant’s investment selections to the 30 year Treasury rate, reduced benefits in violation of the Employee Retirement Income Security Act of 1974 (“ERISA”) for participants who had account balances as of the amendment date by not continuing to provide them performance-based interest crediting on those balances; and (c) claims against the Company for breach of fiduciary duty and ERISA notice requirements arising from the various interest crediting and lump sum distribution matters of which plaintiffs complain. On March 31, 2011, the District Court granted the Company and the Plan’s Motion to Dismiss on statute of limitations grounds the additional claims set forth in (a) and (b) above, however, in response to a motion for reconsideration, the Court allowed the new breach of fiduciary duty claim to stand, but only as to plaintiffs’ “whipsaw” claim that remained in the case. On June 22, 2012, the Company and the Plan filed a Partial Motion for Summary Judgment to dismiss the “whipsaw” claim of one of the named plaintiffs who received his lump sum distribution after December 31, 2003. On October 2, 2013, the Court granted the Company and the Plan’s Partial Motion for Summary Judgment and dismissed with prejudice the “whipsaw” claim of the named plaintiff who received a lump sum distribution after December 31, 2003 and the similar claims of the putative class members he sought to represent. On December 17, 2013, the Court entered an order certifying a class to bring “whipsaw” and related breach of fiduciary duty claims consisting of all persons who received a lump sum distribution between March 1, 1997 and December 31, 2003, and a subclass to bring such claims consisting of all persons who received lump sum distributions between March 1, 1997 and March 12, 2002. On December 17, 2013, the Court also granted plaintiffs’ motion for entry of a final order allowing an immediate appeal by the two named plaintiffs added in the Amended Complaint of their dismissed claims that the 2004 Plan amendment reduced benefits in violation of ERISA, and for one of them, that his post-2003 lump sum distribution should have been greater. On January 14, 2014, the Company filed a Motion to Alter or Amend the Court’s December 17, 2013 Order requesting that the Court reverse its order making the dismissed claims final and appealable or, in the alternative, stay merits discovery on the claims remaining in the district court pending resolution of the dismissed plaintiffs’ appeal. The Court denied this motion on April 30, 2014. The appeal of the dismissal of the claims of the two named plaintiffs added in the Amended Complaint was filed on May 30, 2014. Oral argument on the appeal took place on June 11, 2015 and the Company awaits the Court’s decision. The Company recently filed a Summary Judgment motion based on the statute of limitations that seeks to dismiss a subclass of plaintiffs who received lump sum distributions prior to March 13, 2002.  Plaintiffs have objected to this motion pending additional discovery and the outcome of the foregoing appeal.  The trial court has issued a scheduling order that allows for the completion of some discovery, which is now under way, followed by additional summary judgment briefing set to begin in February 2016.  A ruling on the Summary Judgment motion is not expected before mid-2016.

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

Operating income before interest expense and income taxes was $342.1 million for the nine months ended September 30, 2015, compared to $273.6 million in the same period in 2014, an increase of $68.5 million. This increase is due to lower catastrophe losses, a lower expense ratio and to a lesser extent, higher net investment income and higher favorable development on prior years’ loss and loss adjustment expense (“LAE”) reserves (“prior years’ loss reserves”) in the first nine months of 2015. Pre-tax catastrophe losses were $154.6 million for the nine months ended September 30, 2015, compared to $201.7 million during the same period of 2014. Favorable development on prior years’ loss reserves was $76.2 million for the nine months ended September 30, 2015, compared to favorable development of $70.8 million during the same period of 2014.

Effective June 30, 2015, we transferred our U.K. motor business to an unaffiliated U.K.-based insurance provider. The transaction was executed through a 100 percent reinsurance arrangement for prior claim liabilities and in-force policies written by this division and the sale of two entities associated with this business. Total consideration from the sale of Chaucer subsidiaries was $64.9 million and the transaction resulted in an after-tax non-operating net gain of $40.3 million. See also Part I - Note 3 “Disposal of U.K. Motor Business” in the Notes to Interim Consolidated Financial Statements.

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

We believe these efforts have driven, and will continue to drive, improvement in our overall mix of business and ultimately our underwriting profitability. Commercial Lines net premiums written grew by 6.7% in the first nine months of 2015, driven by both our core commercial and specialty businesses. This growth is primarily due to rate and exposure increases, increased retention and targeted new business expansion.

Underwriting results improved in the first nine months of 2015, as compared to the same period in 2014, due to growth in earned premium, underwriting expense efficiencies, improved current accident year loss performance and lower catastrophe losses, partially offset by an increase in unfavorable development on prior years’ loss reserves. The competitive nature of the Commercial Lines market requires us to be highly disciplined in our underwriting process to ensure that we write business at acceptable margins, and we continue to seek rate increases across our lines of business.

Personal Lines

Personal Lines focuses on partnering with high quality, value-oriented agencies that deliver consultative selling and stress the importance of account rounding (the conversion of single policy customers to accounts with multiple policies and additional coverages). Approximately 80% of our policies in force are account business. We are focused on making investments that help maintain profitability, build a distinctive position in the market, help diversify us geographically from our historical core states of Michigan, Massachusetts, New York and New Jersey, and provide us with profitable growth opportunities.

Underwriting results improved in the first nine months of 2015, as compared to the same period in 2014, primarily due to lower catastrophe losses and, to a lesser extent, improved ex-catastrophe loss performance. We continue to seek rate increases in excess of underlying loss cost trends, subject to regulatory and competitive considerations.

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

Underwriting results improved slightly in the first nine months of 2015, as compared to the same period in 2014, primarily due to increased favorable development on prior years’ loss reserves and lower catastrophe losses, partially offset by higher large loss activity in our energy line. Excluding the U.K. motor business, due to the aforementioned transfer effective June 30, 2015, Chaucer net premiums written declined by 2.1% in the first nine months of 2015, primarily due to lower volumes in the energy and property lines, partially offset by growth in the specialist liability line.

Chaucer has continued to experience overall downward pressure on rates during 2015. Rates in the marine, energy, property and casualty markets remained under pressure during the first nine months of 2015 due to high industry capacity, a continued absence of major losses and increased competition in our markets. In response to these challenging market conditions, we continue to actively manage Chaucer’s underwriting portfolio, using our expertise, distinctive underwriting capabilities and market knowledge to target specific attractive underwriting opportunities.

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

Results of Operations – Consolidated

Consolidated net income for the three months ended September 30, 2015 was $78.3 million, compared to $54.9 million for the three months ended September 30, 2014. The increase of $23.4 million is primarily due to higher operating income resulting from lower catastrophe losses.

Consolidated net income for the nine months ended September 30, 2015 was $253.9 million, compared to $192.1 million for the nine months ended September 30, 2014. The increase of $61.8 million is primarily due to higher operating income of $46.6 million, principally from lower catastrophe losses, and a lower expense ratio.  Additionally, consolidated net income for the nine months ended September 30, 2015 included the $40.3 million net gain from the disposal of the U.K. motor business.  These increases were partially offset by an increase in net losses from repurchases of debt of $24.0 million.

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

The following table reflects operating income for each operating segment and a reconciliation of operating income to consolidated net income.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
Operating income (loss) before interest expense and income taxes:
Commercial Lines	$47.1	$43.1	$126.5	$103.4
Personal Lines	37.2	6.7	91.6	51.0
Chaucer	41.2	39.4	132.4	126.7
Other	(3.0)	(2.8)	(8.4)	(7.5)
Operating income before interest expense and income taxes	122.5	86.4	342.1	273.6
Interest expense on debt	(14.7)	(16.3)	(45.5)	(48.9)
Operating income before income taxes	107.8	70.1	296.6	224.7
Income tax expense on operating income	(35.6)	(22.4)	(96.9)	(71.6)
Operating income	72.2	47.7	199.7	153.1
Gain on disposal of U.K. motor business, net of tax	-	-	40.3	-
Other non-operating items:
Net realized investment gains	8.0	4.9	30.0	31.5
Net loss from repurchases of debt	(5.6)	(0.1)	(24.1)	(0.1)
Other	0.2	0.4	(0.2)	(1.0)
Income tax benefit on other non-operating items	2.4	2.1	7.3	8.7
Income from continuing operations, net of taxes	77.2	55.0	253.0	192.2
Net gain (loss) from discontinued operations, net of taxes	1.1	(0.1)	0.9	(0.1)
Net income	$78.3	$54.9	$253.9	$192.1

Results of Operations – Segments

The following is our discussion and analysis of the results of operations by business segment. The operating results are presented before interest expense, taxes and other items which management believes are not indicative of our core operations, including realized gains and losses.

The following table summarizes the results of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
Operating revenues
Net premiums written	$1,199.6	$1,244.8	$3,570.7	$3,693.3
Net premiums earned	1,150.1	1,184.0	3,566.9	3,521.7
Net investment income	68.3	67.5	209.1	201.5
Other income	7.1	9.2	23.3	27.8
Total operating revenues	1,225.5	1,260.7	3,799.3	3,751.0
Losses and operating expenses
Losses and LAE	690.7	755.6	2,208.7	2,231.6
Amortization of deferred acquisition costs	259.0	260.0	781.6	773.3
Other operating expenses	153.3	158.7	466.9	472.5
Total losses and operating expenses	1,103.0	1,174.3	3,457.2	3,477.4
Operating income before interest expense and income taxes	$122.5	$86.4	$342.1	$273.6

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Operating income before interest expense and income taxes was $122.5 million in the three months ended September 30, 2015, compared to $86.4 million for the three months ended September 30, 2014, an increase of $36.1 million. This increase was primarily due to lower catastrophe losses.  Catastrophe related activity in the quarter was $45.8 million, compared to $88.1 million in the same period of 2014, a decrease of $42.3 million. Favorable development on prior years’ loss reserves was $22.4 million in the quarter, compared to favorable development of $21.9 million in the same period in 2014, an increase of $0.5 million. These improvements were partially offset by higher ex-catastrophe current accident year losses, primarily in the Chaucer segment, due to large loss activity in the energy line.

Net premiums written declined by $45.2 million in the three months ended September 30, 2015 compared to the three months ended September 30, 2014. This decline was primarily a result of the aforementioned transfer of the U.K. motor division of the Chaucer segment. Excluding the U.K. motor business, net premiums written grew by $33.2 million, primarily due to rate increases and increased retention in Commercial Lines.

Production and Underwriting Results

The following table summarizes premiums written on a gross and net basis, net premiums earned and loss, LAE, expense and combined ratios for the Commercial Lines, Personal Lines and Chaucer segments. Loss, LAE, catastrophe loss and combined ratios shown below include prior year reserve development. These items are not meaningful for our Other segment.

	Three Months Ended September 30, 2015
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$701.2	$617.6	$560.4	2.5	62.5	35.8	98.3
Personal Lines	403.0	383.3	358.6	5.6	66.1	28.1	94.2
Chaucer	275.5	198.7	231.1	5.1	44.6	42.6	87.2
Total	$1,379.7	$1,199.6	$1,150.1	4.0	60.1	34.8	94.9

	Three Months Ended September 30, 2014
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$656.0	$576.6	$521.9	3.9	61.6	37.1	98.7
Personal Lines	402.3	379.1	353.0	14.6	74.9	27.9	102.8
Chaucer	329.9	289.1	309.1	5.2	54.8	37.0	91.8
Total	$1,388.2	$1,244.8	$1,184.0	7.4	63.8	34.4	98.2

The following table summarizes net premiums written, and loss and LAE and catastrophe loss ratios by line of business for the Commercial Lines and Personal Lines segments. Loss and LAE and catastrophe loss ratios include prior year reserve development.

	Three Months Ended September 30,
	2015			2014
(dollars in millions)	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios
Commercial Lines:
Commercial multiple peril	$218.3	59.6	3.3	$199.5	62.5	10.0
Commercial automobile	81.7	71.0	(0.4)	79.3	74.8	1.9
Workers’ compensation	66.0	60.8	-	63.7	67.8	-
Other commercial	251.6	62.4	3.4	234.1	54.5	0.8
Total Commercial Lines	$617.6	62.5	2.5	$576.6	61.6	3.9
Personal Lines:
Personal automobile	$232.3	69.9	1.0	$229.1	72.7	3.7
Homeowners	140.7	62.2	13.8	139.2	81.6	34.9
Other personal	10.3	26.6	5.3	10.8	40.0	2.0
Total Personal Lines	$383.3	66.1	5.6	$379.1	74.9	14.6

The following table summarizes premiums written on a gross and net basis and net premiums earned by line of business for the Chaucer segment.

	Three Months Ended September 30,
	2015			2014
(in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Chaucer:
Marine and aviation	$81.5	$70.4	$71.2	$80.8	$68.1	$73.1
U.K. motor	46.3	-	-	77.8	78.4	75.5
Property	32.4	29.5	42.5	46.9	38.9	46.9
Energy	28.9	21.4	41.1	57.0	43.3	48.7
Casualty and other	86.4	77.4	76.3	67.4	60.4	64.9
Total Chaucer	$275.5	$198.7	$231.1	$329.9	$289.1	$309.1

The following table summarizes underwriting results for the Commercial Lines, Personal Lines, Chaucer and Other segments and reconciles it to operating income.

	Three Months Ended September 30,
	2015					2014
(in millions)	Commercial Lines	Personal Lines	Chaucer	Other	Total	Commercial Lines	Personal Lines	Chaucer	Other	Total
Underwriting profit (loss), excluding prior year reserve development and catastrophes	$33.9	$35.5	$9.4	$(0.5)	$78.3	$27.4	$38.5	$18.7	$(0.4)	$84.2
Prior year favorable (unfavorable) loss and LAE reserve development	(11.8)	2.5	32.1	(0.4)	22.4	(1.1)	0.7	22.6	(0.3)	21.9
Pre-tax catastrophe effect	(13.8)	(20.1)	(11.9)	-	(45.8)	(20.4)	(51.6)	(16.1)	-	(88.1)
Underwriting profit (loss)	8.3	17.9	29.6	(0.9)	54.9	5.9	(12.4)	25.2	(0.7)	18.0
Net investment income	38.7	18.0	10.5	1.1	68.3	37.4	18.0	11.0	1.1	67.5
Fees and other income	2.1	3.1	1.1	0.8	7.1	2.1	2.9	3.5	0.7	9.2
Other operating (expenses) income	(2.0)	(1.8)	-	(4.0)	(7.8)	(2.3)	(1.8)	(0.3)	(3.9)	(8.3)
Operating income (loss) before interest expense and income taxes	$47.1	$37.2	$41.2	$(3.0)	$122.5	$43.1	$6.7	$39.4	$(2.8)	$86.4

Commercial Lines

Commercial Lines net premiums written were $617.6 million in the three months ended September 30, 2015, compared to $576.6 million in the three months ended September 30, 2014. This $41.0 million increase was primarily driven by pricing increases, increased retention and targeted new business expansion.

Commercial Lines underwriting profit for the three months ended September 30, 2015 was $8.3 million, compared to $5.9 million for the three months ended September 30, 2014, an increase of $2.4 million. Catastrophe-related losses for the three months ended September 30, 2015 were $13.8 million, compared to $20.4 million for the three months ended September 30, 2014, a decrease of $6.6 million. Unfavorable development on prior years’ loss reserves for the three months ended September 30, 2015 was $11.8 million, compared to $1.1 million for the three months ended September 30, 2014, an increase of $10.7 million.

Commercial Lines current accident year underwriting profit, excluding catastrophes, was $33.9 million for the three months ended September 30, 2015, compared to $27.4 million for the three months ended September 30, 2014. This $6.5 million improvement was primarily due to growth in earned premium and underwriting expense efficiencies.

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

Personal Lines

Personal Lines net premiums written were $383.3 million in the three months ended September 30, 2015, compared to $379.1 million in the three months ended September 30, 2014, an increase of $4.2 million. This was due primarily to increased rates in both our personal automobile and homeowners lines of business.

Net premiums written in the personal automobile line of business for the three months ended September 30, 2015 were $232.3 million compared to $229.1 million for the three months ended September 30, 2014, an increase of $3.2 million. This was primarily due to rate increases, which offset a decline in policies in force of 2.5%. Net premiums written in the homeowners line of business for the three months ended September 30, 2015 were $140.7 million compared to $139.2 million for the three months ended September 30, 2014, an increase of $1.5 million. This is attributable to rate increases which offset a decline in policies in force of 1.8%. The declines in policies in force in the personal automobile and homeowners lines were principally attributable to our exposure management actions over the last 12 months and lower new business growth in the quarter.

Personal Lines underwriting profit for the three months ended September 30, 2015 was $17.9 million, compared to a loss of $12.4 million for the three months ended September 30, 2014, an improvement of $30.3 million. Catastrophe losses for the three months ended September 30, 2015 were $20.1 million, compared to $51.6 million for the three months ended September 30, 2014, a decrease of $31.5 million. Favorable development on prior years’ loss reserves for the three months ended September 30, 2015 was $2.5 million, compared to $0.7 million for the three months ended September 30, 2014, an increase of $1.8 million.

Personal Lines current accident year underwriting profit, excluding catastrophes, was $35.5 million in the three months ended September 30, 2015, compared to $38.5 million for the three months ended September 30, 2014. This $3.0 million decrease was primarily a result of higher losses, primarily in our homeowners line and principally attributable to large fire losses.

Although we have been able to obtain rate increases in our Personal Lines markets and believe that our ability to obtain these increases will continue, our ability to maintain Personal Lines net premiums written and to maintain and improve underwriting results may be affected by price competition, the volatility of weather-related losses, and regulatory and legal developments. We monitor these trends and consider them in rate actions.

Chaucer

Chaucer’s net premiums written were $198.7 million for the three months ended September 30, 2015, compared to $289.1 million for the three months ended September 30, 2014. This decline of $90.4 million was primarily due to the aforementioned transfer of the U.K. motor business. Excluding the U.K. motor business, net premiums written declined by $12.0 million or 5.7%, primarily due to lower volumes in the energy and property lines, partially offset by growth in the specialist liability line.

Chaucer’s underwriting profit for the three months ended September 30, 2015 was $29.6 million, compared to $25.2 million for the three months ended September 30, 2014, an increase of $4.4 million. This increase is primarily due to increased favorable development on prior years’ loss reserves and lower catastrophe losses, partially offset by higher large loss activity in our energy line and a higher expense ratio. Favorable development on prior years’ loss reserves for the three months ended September 30, 2015 was $32.1 million, compared to $22.6 million for the three months ended September 30, 2014, an increase of $9.5 million. Catastrophe losses for the three months ended September 30, 2015 were $11.9 million, compared to $16.1 million for the three months ended September 30, 2014, a decrease of $4.2 million.

Chaucer’s current accident year underwriting profit, excluding catastrophes, was $9.4 million in the three months ended September 30, 2015, compared to $18.7 million for the three months ended September 30, 2014. This $9.3 million decline was primarily due to higher large losses in the energy line.

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

Other

Other operating loss was $3.0 million for the three months ended September 30, 2015, compared to $2.8 million for the three months ended September 30, 2014, a change of $0.2 million.

Nine months ended September 30, 2015 Compared to Nine months ended September 30, 2014

Operating income before interest expense and income taxes was $342.1 million in the nine months ended September 30, 2015, compared to $273.6 million for the nine months ended September 30, 2014, an increase of $68.5 million. This increase was due primarily to lower catastrophe losses, a lower expense ratio, higher net investment income and higher favorable development on prior years’ loss reserves.  Catastrophe-related activity for the nine months ended September 30, 2015 was $154.6 million, compared to $201.7 million in the same period of 2014, a decrease of $47.1 million. Favorable development on prior years’ loss reserves was $76.2 million in the nine months ended September 30, 2015, compared to $70.8 million in the same period in 2014, an increase of $5.4 million.

Excluding the U.K. motor business, net premiums written increased by $114.8 million in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. This increase was primarily driven by pricing increases, increased retention, and targeted new business expansion primarily in the Commercial Lines.

Production and Underwriting Results

The following table summarizes premiums written on a gross and net basis, net premiums earned and loss, LAE, expense and combined ratios for the Commercial Lines, Personal Lines and Chaucer segments. Loss, LAE, catastrophe loss and combined ratios shown below include prior year reserve development. These items are not meaningful for our Other segment.

	Nine Months Ended September 30, 2015
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$2,000.1	$1,768.6	$1,663.6	4.3	63.1	36.1	99.2
Personal Lines	1,153.9	1,088.0	1,068.2	6.2	68.2	27.9	96.1
Chaucer	1,116.2	714.1	835.1	2.1	51.4	37.5	88.9
Total	$4,270.2	$3,570.7	$3,566.9	4.3	61.9	34.0	95.9

	Nine Months Ended September 30, 2014
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$1,866.8	$1,656.9	$1,552.2	5.0	63.4	36.9	100.3
Personal Lines	1,140.8	1,069.1	1,053.5	9.2	71.9	28.0	99.9
Chaucer	1,212.3	967.3	916.0	2.9	53.3	37.3	90.6
Total	$4,219.9	$3,693.3	$3,521.7	5.7	63.3	34.4	97.7

The following table summarizes net premiums written, and loss and LAE and catastrophe loss ratios by line of business for the Commercial Lines and Personal Lines segments. Loss and LAE and catastrophe loss ratios include prior year reserve development.

	Nine Months Ended September 30,
	2015			2014
(dollars in millions)	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios
Commercial Lines:
Commercial multiple peril	$586.8	61.5	7.8	$544.1	64.1	12.2
Commercial automobile	237.6	73.7	0.2	231.9	76.4	0.7
Workers’ compensation	207.5	62.6	-	193.6	68.7	-
Other commercial	736.7	61.1	4.0	687.3	56.9	2.2
Total Commercial Lines	$1,768.6	63.1	4.3	$1,656.9	63.4	5.0
Personal Lines:
Personal automobile	$681.5	70.7	0.5	$668.2	72.0	1.4
Homeowners	377.8	66.2	16.5	370.9	74.1	23.3
Other personal	28.7	35.1	3.1	30.0	40.2	3.0
Total Personal Lines	$1,088.0	68.2	6.2	$1,069.1	71.9	9.2

The following table summarizes premiums written on a gross and net basis and net premiums earned by line of business for the Chaucer segment.

	Nine Months Ended September 30,
	2015			2014
(in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Chaucer:
Marine and aviation	$277.6	$224.2	$214.0	$291.5	$229.0	$209.2
U.K. motor	185.9	(8.3)	135.4	250.8	229.1	235.2
Property	212.7	143.2	125.7	221.8	157.1	141.6
Energy	162.7	107.1	140.0	197.2	132.6	149.9
Casualty and other	277.3	247.9	220.0	251.0	219.5	180.1
Total Chaucer	$1,116.2	$714.1	$835.1	$1,212.3	$967.3	$916.0

The following table summarizes underwriting results for the Commercial Lines, Personal Lines, Chaucer and Other segments and reconciles it to operating income.

	Nine Months Ended September 30,
	2015					2014
(in millions)	Commercial Lines	Personal Lines	Chaucer	Other	Total	Commercial Lines	Personal Lines	Chaucer	Other	Total
Underwriting profit (loss), excluding prior year reserve development and catastrophes	$100.5	$94.2	$20.6	$(1.3)	$214.0	$73.0	$86.6	$41.5	$(1.1)	$200.0
Prior year favorable (unfavorable) loss and LAE reserve development	(18.7)	6.6	89.3	(1.0)	76.2	(3.5)	3.9	71.4	(1.0)	70.8
Pre-tax catastrophe effect	(70.9)	(66.5)	(17.2)	-	(154.6)	(77.6)	(97.2)	(26.9)	-	(201.7)
Underwriting profit (loss)	10.9	34.3	92.7	(2.3)	135.6	(8.1)	(6.7)	86.0	(2.1)	69.1
Net investment income	116.7	54.2	34.8	3.4	209.1	111.9	53.9	32.2	3.5	201.5
Fees and other income	6.4	9.0	5.6	2.3	23.3	6.2	8.9	10.5	2.2	27.8
Other operating expenses	(7.5)	(5.9)	(0.7)	(11.8)	(25.9)	(6.6)	(5.1)	(2.0)	(11.1)	(24.8)
Operating income (loss) before interest expense and income taxes	$126.5	$91.6	$132.4	$(8.4)	$342.1	$103.4	$51.0	$126.7	$(7.5)	$273.6

Commercial Lines

Commercial Lines net premiums written were $1,768.6 million in the nine months ended September 30, 2015, compared to $1,656.9 million in the nine months ended September 30, 2014. This $111.7 million increase was primarily driven by pricing increases, increased retention, and targeted new business expansion.

Commercial Lines underwriting profit for the nine months ended September 30, 2015 was $10.9 million, compared to a loss of $8.1 million for the nine months ended September 30, 2014, an improvement of $19.0 million. Catastrophe-related losses for the nine months ended September 30, 2015 were $70.9 million, compared to $77.6 million for the nine months ended September 30, 2014, a decrease of $6.7 million. Unfavorable development on prior years’ loss reserves for the nine months ended September 30, 2015 was $18.7 million, compared to $3.5 million for the nine months ended September 30, 2014, an increase of $15.2 million.

Commercial Lines current accident year underwriting profit, excluding catastrophes, was $100.5 million for the nine months ended September 30, 2015, compared to $73.0 million for the nine months ended September 30, 2014. This $27.5 million improvement was primarily due to growth in earned premium, underwriting expense efficiencies, and improved loss performance in all major lines of business that resulted from our pricing and underwriting actions.

Personal Lines

Personal Lines net premiums written were $1,088.0 million in the nine months ended September 30, 2015, compared to $1,069.1 million in the nine months ended September 30, 2014, an increase of $18.9 million. This was due primarily to increased rates in both the personal automobile and homeowners lines of business, increased new business volume and improved retention.

Net premiums written in the personal automobile line of business for the nine months ended September 30, 2015 were $681.5 million compared to $668.2 million for the nine months ended September 30, 2014, an increase of $13.3 million. This increase was primarily due to rate increases, partially offset by a decline in policies in force of 2.5%. Net premiums written in the homeowners line of business for the nine months ended September 30, 2015 were $377.8 million, compared to $370.9 million for the nine months ended September 30, 2014, an increase of $6.9 million. This is attributable to rate increases which offset a decline in policies in force of 1.8%. The declines in policies in force in the personal automobile and homeowners lines were principally attributable to our exposure management actions over the last 12 months.

Personal Lines underwriting profit for the nine months ended September 30, 2015 was $34.3 million, compared to a loss of $6.7 million for the nine months ended September 30, 2014, an improvement of $41.0 million. Catastrophe losses for the nine months ended September 30, 2015 were $66.5 million, compared to $97.2 million for the nine months ended September 30, 2014, a decrease of $30.7 million. Favorable development on prior years’ loss reserves for the nine months ended September 30, 2015 was $6.6 million, compared to $3.9 million for the nine months ended September 30, 2014, an increase of $2.7 million.

Personal Lines current accident year underwriting profit, excluding catastrophes, was $94.2 million in the nine months ended September 30, 2015, compared to $86.6 million for the nine months ended September 30, 2014. This $7.6 million improvement was primarily a result of our ongoing pricing and underwriting actions in both lines of business.

Chaucer

Chaucer’s net premiums written were $714.1 million for the nine months ended September 30, 2015, compared to $967.3 million for the nine months ended September 30, 2014. This decline of $253.2 million was primarily due to the aforementioned transfer of the U.K. motor business. Excluding the U.K. motor business, net premiums written declined by $15.8 million or 2.1%, primarily due to lower volumes in the energy and property lines, partially offset by growth in the specialist liability line.

Chaucer’s underwriting profit for the nine months ended September 30, 2015 was $92.7 million, compared to $86.0 million for the nine months ended September 30, 2014, an increase of $6.7 million. This increase is primarily due to higher favorable development on prior years’ loss reserves and lower catastrophe losses, partially offset by higher large loss activity in the energy line. Favorable development on prior years’ loss reserves for the nine months ended September 30, 2015 was $89.3 million, compared to $71.4 million for the nine months ended September 30, 2014, an increase of $17.9 million. Catastrophe losses for the nine months ended September 30, 2015 were $17.2 million, compared to $26.9 million for the nine months ended September 30, 2014, a decrease of $9.7 million.

Chaucer’s current accident year underwriting profit, excluding catastrophes, was $20.6 million in the nine months ended September 30, 2015, compared to $41.5 million for the nine months ended September 30, 2014. This $20.9 million decline was primarily due to higher large losses in the energy line, partially offset by lower losses in the marine and aviation lines.

Other

Other operating loss was $8.4 million for the nine months ended September 30, 2015, compared to $7.5 million for the nine months ended September 30, 2014, an increase of $0.9 million.

Reserve for Losses and Loss Adjustment Expenses

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses.

	Nine Months Ended
	September 30,
(in millions)	2015	2014
Gross loss and LAE reserves, beginning of period	$6,391.7	$6,231.5
Reinsurance recoverable on unpaid losses	1,983.0	2,030.4
Net loss and LAE reserves, beginning of period	4,408.7	4,201.1
Net incurred losses and LAE in respect of losses occurring in:
Current year	2,284.9	2,302.4
Prior years	(76.2)	(70.8)
Total incurred losses and LAE	2,208.7	2,231.6
Net payments of losses and LAE in respect of losses occurring in:
Current year	853.1	932.4
Prior years	1,145.6	1,093.9
Total payments	1,998.7	2,026.3
Transfer of U.K. motor business	(300.6)	-
Effect of foreign exchange rate changes	(20.3)	(25.3)
Net reserve for losses and LAE, end of period	4,297.8	4,381.1
Reinsurance recoverable on unpaid losses	2,308.5	2,053.9
Gross reserve for losses and LAE, end of period	$6,606.3	$6,435.0

The table below summarizes the gross reserve for losses and LAE by line of business.

	September 30,	December 31,
(in millions)	2015	2014
Commercial multiple peril	$709.9	$661.5
Workers’ compensation	640.1	615.2
Commercial automobile	323.2	307.8
AIX	354.0	342.9
Other	584.5	510.1
Total Commercial and Other	2,611.7	2,437.5
Personal automobile	1,409.0	1,407.0
Homeowners and other	132.3	121.4
Total Personal	1,541.3	1,528.4
Total Chaucer	2,453.3	2,425.8
Total loss and LAE reserves	$6,606.3	$6,391.7

Other lines are primarily comprised of our general liability, professional and management liability, umbrella, marine, surety, voluntary pools, and healthcare lines. Included in the above table, primarily in other lines, are $58.9 million and $60.6 million of asbestos and environmental reserves as of September 30, 2015 and December 31, 2014, respectively. Included in the Chaucer segment in the above table are $190.7  million and $203.3 million of reserves as of September 30, 2015 and December 31, 2014, respectively, related to Chaucer’s financial and professional liability lines written in 2008 and prior periods.

Prior Year Development

Loss and LAE reserves for claims occurring in prior years developed favorably by $76.2 million for the nine months ended September 30, 2015 compared to favorable development of $70.8 million for the nine months ended September 30, 2014.

The primary drivers of reserve development for the nine months ended September 30, 2015 were as follows:

•	Lower than expected losses within Chaucer’s business as follows:
•	energy line, primarily in the 2012 through 2014 accident years;
•	marine and aviation lines, primarily in the 2011, 2013 and 2014 accident years;
•	favorable impact of foreign exchange rate movements on prior years’ loss reserves;
•	within casualty and other lines, specialist and international liability lines, primarily in the 2012 and 2013 accident years; and
•	property line, primarily in the 2013 and 2014 accident years.
•	Lower than expected losses, primarily related to our marine, healthcare and umbrella lines in accident years 2009 through 2014, reflected in our other commercial lines.
•	Lower than expected losses within our workers’ compensation line, primarily related to accident years 2010 through 2014.
•	Lower than expected losses within our personal automobile line, primarily related to accident year 2014.

Partially offsetting the favorable development discussed above was higher than expected losses in the following lines of business, including our AIX program business within other commercial lines:

•	Commercial automobile lines, primarily related to liability coverage in accident years 2011 through 2013.
•	General liability lines, primarily in accident years 2011 through 2013.
•	Commercial multiple peril lines, primarily in accident years 2008, 2009, 2011 and 2014.

The primary drivers of reserve development for the nine months ended September 30, 2014 were as follows:

•	Lower than expected losses within Chaucer’s business as follows:
•	marine and aviation lines, primarily in the 2011 through 2013 accident years;
•	within casualty and other lines, specialist liability lines, primarily in the 2010 and 2013 accident years;
•	property line, primarily in the 2010 through 2013 accident years; and
•	favorable impact of foreign exchange rate movements on prior years’ loss reserves.
•	Lower than expected losses within our commercial multiple peril line, primarily related to accident years 2012 and 2013.
•	Lower than expected losses within our workers’ compensation line, primarily related to accident years 2007 through 2012.
•	Lower than expected losses within our personal automobile line, primarily related to accident years 2012 through 2013.

Partially offsetting the favorable development discussed above was the following:

•	Higher than expected large losses within our commercial automobile line, primarily related to liability coverage in accident years 2009 through 2012.

It is not possible to know whether the factors that affected loss reserves in the first nine months of 2015 will also occur in future periods. As discussed in detail in our Form 10-K for the year ended December 31, 2014, there are inherent uncertainties in estimating reserves for losses and loss adjustment expenses. We encourage you to read our Form 10-K for more information about our reserving process and the judgments, uncertainties and risks associated therewith.

Investments

Investment Results

Net investment income before taxes increased $0.8 million, or 1.2%, to $68.3 million for the three months ended September 30, 2015, and $7.6 million, or 3.8%, to $209.1 million for the nine months ended September 30, 2015. The increase in both periods was primarily due to the investment of higher operational cash flows, additional income from our growing asset classes such as commercial mortgage loan participations, partnerships and equities, and to lower investment expenses.  These increases were partially offset by the impact of lower new money yields, the effect of lower investment assets associated with the transfer of the U.K. motor business, and from the repurchases of our senior debt. Average pre-tax earned yields on fixed maturities were 3.64% and 3.68% for the three months ended September 30, 2015 and 2014, respectively, and 3.61% and 3.73% for the nine months ended September 30, 2015 and 2014, respectively. We expect average fixed maturity investment yields to continue to decline as new money rates remain lower than embedded book yields. Total pre-tax earned yields were 3.45% and 3.39% for the three months ended September 30, 2015 and 2014, respectively, and 3.43% for the nine months ended September 30, 2015 and 2014.

Investment Portfolio

We held cash and investment assets diversified across several asset classes, as follows:

	September 30, 2015		December 31, 2014
(dollars in millions)	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
Fixed maturities, at fair value	$7,084.9	84.8%	$7,378.1	85.6%
Equity securities, at fair value	550.7	6.6	580.8	6.7
Cash and cash equivalents	385.1	4.6	373.3	4.3
Other investments	334.9	4.0	291.4	3.4
Total cash and investments	$8,355.6	100.0%	$8,623.6	100.0%

Cash and Investments

Total cash and investments decreased $268.0 million, or 3.1%, for the nine months ended September 30, 2015 primarily as a result of the transfer of the U.K. motor business.  Fixed maturities decreased $293.2 million primarily due to dispositions of $384.5 million related to the transfer of the U.K. motor business and from market value depreciation, partially offset by the investment of positive operational cash flows. The decrease in equity securities was primarily due to market value depreciation, partially offset by the purchase of dividend yielding stocks. The increase in other invested assets includes our participation in commercial mortgage loan originations.

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

The following table provides information about the investment types of our fixed maturities portfolio:

	September 30, 2015
(in millions) Investment Type	Amortized Cost	Fair Value	Net Unrealized Gain	Change in Net Unrealized During 2015
U.S. Treasury and government agencies	$455.9	$463.2	$7.3	$3.2
Foreign government	266.9	268.6	1.7	(2.9)
Municipals:
Taxable	966.1	1,020.5	54.4	(0.3)
Tax exempt	120.0	123.3	3.3	(0.4)
Corporate	3,702.1	3,746.7	44.6	(89.9)
Asset-backed:
Residential mortgage-backed	811.4	829.7	18.3	(0.4)
Commercial mortgage-backed	523.1	535.0	11.9	0.8
Asset-backed	97.6	97.9	0.3	(0.7)
Total fixed maturities	$6,943.1	$7,084.9	$141.8	$(90.6)

Net unrealized gains on fixed maturities decreased $90.6 million, or 39%, to $141.8 million at September 30, 2015, compared to $232.4 million at December 31, 2014, primarily due to widening of credit spreads.

Amortized cost and fair value by rating category were as follows:

		September 30, 2015			December 31, 2014
(in millions) NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost	Fair Value	% of Total Fair Value	Amortized Cost	Fair Value	% of Total Fair Value
1	Aaa/Aa/A	$4,900.9	$5,046.9	71.2%	$5,197.8	$5,365.7	72.7%
2	Baa	1,592.7	1,620.9	22.9	1,516.7	1,580.9	21.4
3	Ba	230.1	222.3	3.1	199.2	205.0	2.8
4	B	174.7	165.9	2.3	197.4	194.2	2.6
5	Caa and lower	39.6	26.1	0.4	30.1	27.7	0.4
6	In or near default	5.1	2.8	0.1	4.5	4.6	0.1
Total fixed maturities		$6,943.1	$7,084.9	100.0%	$7,145.7	$7,378.1	100.0%

Based on ratings by the National Association of Insurance Commissioners (“NAIC”), approximately 94% of the fixed maturity portfolio consisted of investment grade securities at September 30, 2015 and December 31, 2014. The quality of our fixed maturity portfolio remains strong based on ratings, capital structure position, support through guarantees, underlying security, issuer diversification and yield curve position.

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

Other-than-Temporary Impairments

For the three months ended September 30, 2015, we recognized in earnings $4.2 million of other-than-temporary impairments (“OTTI”) on debt securities, of which $3.5 million related to the estimated credit losses on bonds primarily in the energy sector and $0.7 million related to bonds we intend to sell.  For the nine months ended September 30, 2015, we recognized in earnings $8.8 million of OTTI on debt and equity securities. OTTI on debt securities included an estimated $6.2 million of credit losses on bonds primarily in the energy sector and $1.8 million on bonds that we intend to sell, comprised primarily of municipal and energy sector securities. For the three and nine months ended September 30, 2014, OTTI recognized in earnings was $0.3 million and $0.4 million, respectively.

Unrealized Losses

The following table provides information about our fixed maturities and equity securities that were in an unrealized loss position including the length of time the securities have been in an unrealized loss position. (See also Note 6 – ‘‘Investments’’ in the Notes to Interim Consolidated Financial Statements.)

	September 30, 2015		December 31, 2014
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(in millions)	Losses	Value	Losses	Value
Fixed maturities:
Investment grade:
12 months or less	$23.3	$1,073.6	$9.2	$696.8
Greater than 12 months	16.4	289.7	20.5	691.7
Total investment grade fixed maturities	39.7	1,363.3	29.7	1,388.5
Below investment grade:
12 months or less	23.4	209.2	12.2	114.9
Greater than 12 months	18.7	46.5	2.5	28.3
Total below investment grade fixed maturities	42.1	255.7	14.7	143.2
Equity securities:
12 months or less	22.6	210.8	2.2	130.2
Greater than 12 months	-	-	0.4	3.9
Total equity securities	22.6	210.8	2.6	134.1
Total	$104.4	$1,829.8	$47.0	$1,665.8

Gross unrealized losses at September 30, 2015 increased $57.4 million compared to December 31, 2014, primarily attributable to wider credit spreads. At September 30, 2015, gross unrealized losses on fixed maturities consisted primarily of $73.2 million of corporate fixed maturities, $2.6 million in municipal securities and $2.1 million of residential mortgage-backed securities.

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

The following table sets forth gross unrealized losses for fixed maturities by maturity period and for equity securities at September 30, 2015 and December 31, 2014. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers.

	September 30,	December 31,
(in millions)	2015	2014
Due in one year or less	$1.8	$1.9
Due after one year through five years	21.8	7.0
Due after five years through ten years	45.9	20.6
Due after ten years	9.5	10.4
	79.0	39.9
Mortgage-backed and asset-backed securities	2.8	4.5
Total fixed maturities	81.8	44.4
Equity securities	22.6	2.6
Total fixed maturities and equity securities	$104.4	$47.0

The carrying values of fixed maturity securities on non-accrual status at September 30, 2015 and December 31, 2014 were not material. The effects of non-accruals, compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities, were reductions in net investment income of $0.6 million and $1.5 million for the nine months ended September 30, 2015 and 2014, respectively. Any defaults in the fixed maturities portfolio in future periods may negatively affect investment income.

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

Monetary policies in the developed economies, particularly in the United States, Europe and Japan, are supportive of moderate economic growth, while fiscal policies are more divergent and subject to change. In the United States, the Federal Reserve (the “Fed”) is expected to continue to provide forward guidance to keep rates relatively stable even as the economy strengthens. The Fed has communicated that the timing of interest rate increases will depend on progress toward its goals of maximum employment and 2 percent inflation, which are expected over the medium term as the labor market improves. Geopolitical risks and equity market volatility can also impact the movement of U.S. Treasury interest rates.

While the United States has reduced its extraordinary measures, other major central banks continue with their stimulus policies as they seek higher growth and confront inflation and inflation expectations running below target. The removal, modification or suggestion of changes in these policies could have an adverse effect on prevailing market interest rates and on issuers’ level of business activity or liquidity, increasing the probability of future defaults. While we may experience defaults on fixed income securities, particularly with respect to non-investment grade debt securities, it is difficult to foresee which issuers, industries or markets will be affected. As a result, the value of our fixed maturity portfolio could change rapidly in ways we cannot currently anticipate, and we could incur additional realized and unrealized losses in future periods.

Other Items

Net income also included the following items:

	Three Months Ended September 30,
(in millions)	Commercial Lines	Personal Lines	Chaucer	Other	Discontinued Operations	Total
2015
Net realized investment gains (losses)	$5.8	$2.7	$(0.6)	$0.1	$-	$8.0
Net loss from repurchases of debt	-	-	-	(5.6)	-	(5.6)
Other non-operating items	-	-	0.2	-	-	0.2
Discontinued operations, net of taxes	-	-	-	-	1.1	1.1

2014
Net realized investment gains	$2.9	$1.4	$0.6	$-	$-	$4.9
Other non-operating items	-	-	-	0.3	-	0.3

	Nine Months Ended September 30,
(in millions)	Commercial Lines	Personal Lines	Chaucer	Other	Discontinued Operations	Total
2015
Gain on disposal of U.K. motor business, net of tax	$-	$-	$40.3	$-	$-	$40.3
Net realized investment gains	20.0	9.0	0.6	0.4	-	30.0
Net loss from repurchases of debt	-	-	-	(24.1)	-	(24.1)
Other non-operating items	(0.2)	(0.1)	0.1	-	-	(0.2)
Discontinued operations, net of taxes	-	-	-	-	0.9	0.9

2014
Net realized investment gains	$6.8	$3.3	$21.4	$-	$-	$31.5
Other non-operating items	-	-	-	(1.1)	-	(1.1)

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

Net realized gains on investments were $8.0 million for the three months ended September 30, 2015 compared to $4.9 million for the three months ended September 30, 2014. Net realized gains in 2015 were due to $6.3 million of gains from other investments, primarily partnerships, and $5.9 million of gains recognized from the sale of securities, principally equities, partially offset by $4.2 million of OTTI losses. Net realized gains in 2014 were primarily due to $4.6 million of gains recognized from the sale of equities and fixed maturities.

Net realized gains on investments were $30.0 million for the nine months ended September 30, 2015 compared to $31.5 million for the nine months ended September 30, 2014. Net realized gains in 2015 were due to $32.3 million of gains recognized from the sale of securities, principally equities, and $6.5 million of gains from other investments, primarily partnerships, partially offset by $8.8 million of OTTI losses. Net realized gains in 2014 were primarily due to $31.3 million of gains recognized from the sale of equity securities and to a lesser extent, fixed maturities.

Additionally, during the first nine months of 2015, we repurchased senior debentures with a net carrying value of $90.2 million at a cost of $114.3 million, resulting in a loss of $24.1 million.

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

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

The provision for income taxes from continuing operations was an expense of $33.2 million in the three months ended September 30, 2015, compared to an expense of $20.3 million during the same period in 2014. These provisions resulted in consolidated effective federal tax rates of 30.1% and 27.0% for the three months ended September 30, 2015 and 2014, respectively. These provisions reflect benefits related to tax planning strategies implemented in prior years of $3.4 million and $3.2 million during the three months ended September 30, 2015 and 2014, respectively. Additionally, the three months ended September 30, 2014 included benefits related to the reduction of a valuation allowance of $0.9 million. Absent these items, the provision for income taxes would have been $36.6 million or 33.2% and $24.4 million or 32.4% for the three months ended September 30, 2015 and 2014, respectively.

The income tax provision on operating income was an expense of $35.6 million during the three months ended September 30, 2015, compared to $22.4 million during the same period in 2014. These provisions resulted in effective tax rates for operating income of 33.0% and 32.0% in 2015 and 2014, respectively. The increase in the rate in 2015 is due primarily to a higher proportion of underwriting income taxed at 35%.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

The provision for income taxes from continuing operations was an expense of $87.0 million in the nine months ended September 30, 2015, compared to an expense of $62.9 million during the same period in 2014. These provisions resulted in consolidated effective federal tax rates of 25.6% and 24.7% for the nine months ended September 30, 2015 and 2014, respectively. These provisions reflect benefits related to tax planning strategies implemented in prior years of $9.4 million and $12.0 million during the nine months ended September 30, 2015 and 2014, respectively. Included in the nine months ended September 30, 2015 was a $2.6 million benefit related to the gain on the disposal of the U.K. motor business whereas the nine months ended September 30, 2014 included a $4.4 million benefit related to foreign exchange losses that was deducted on our 2013 U.S. tax return and a reduction of a valuation allowance of $2.9 million. Absent these items and the effect of the disposal of the U.K. motor business, the provision for income taxes would have been $99.0 million or 32.7% and $82.2 million or 32.2% for the nine months ended September 30, 2015 and 2014, respectively.

The income tax provision on operating income was an expense of $96.9 million during the nine months ended September 30, 2015, compared to $71.6 million during the same period in 2014. These provisions resulted in effective tax rates for operating income of 32.7% and 31.9% in 2015 and 2014, respectively. The increase in the rate in 2015 is due primarily to a higher proportion of underwriting income taxed at 35%.

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

Critical Accounting Estimates

Interim consolidated financial statements have been prepared in conformity with U.S. GAAP and include certain accounting policies that we consider to be critical due to the amount of judgment and uncertainty inherent in the application of those policies. While we believe that the amounts included in our consolidated financial statements reflect our best judgment, the use of different assumptions could produce materially different accounting estimates. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, we believe the following accounting estimates are critical to our operations and require the most subjective and complex judgment:

•	Reserve for losses and loss expenses
•	Reinsurance recoverable balances
•	Pension benefit obligations
•	Other-than-temporary impairments
•	Deferred tax assets

For a more detailed discussion of these critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2014.

Statutory Surplus of U.S. Insurance Subsidiaries

The following table reflects statutory surplus for our U.S. insurance subsidiaries:

	September 30,	December 31,
(in millions)	2015	2014
Total Statutory Capital and Surplus–U.S. Insurance Subsidiaries	$2,129.4	$2,057.1

The statutory capital and surplus for our U.S. insurance subsidiaries increased $72.3 million during the first nine months of 2015, primarily due to operating results, partially offset by an increase in unrealized losses.

The NAIC prescribes an annual calculation regarding risk based capital (“RBC”). RBC ratios for regulatory purposes are expressed as a percentage of the capital required to be above the Authorized Control Level (the “Regulatory Scale”); however, in the insurance industry, RBC ratios are widely expressed as a percentage of the Company Action Level. The following table reflects the Company Action Level, the Authorized Control Level and RBC ratios for Hanover Insurance (which includes Citizens and other U.S. insurance subsidiaries), as of September 30, 2015, expressed both on the Industry Scale (Total Adjusted Capital divided by the Company Action Level) and Regulatory Scale (Total Adjusted Capital divided by Authorized Control Level):

(dollars in millions)	Company Action Level	Authorized Control Level	RBC Ratio Industry Scale	RBC Ratio Regulatory Scale
The Hanover Insurance Company	$746.7	$373.3	283%	567%

Lloyd’s Capital Requirement

Chaucer corporate members operate in the Lloyd’s market, which requires that these members deposit funds, referred to as “Funds at Lloyd’s”, to support their underwriting interests. Lloyd’s sets required capital annually for all participating syndicates based on each syndicate’s business plans, the rating and reserving environment, and discussions with regulatory and rating agencies. Although the minimum capital levels are set by Lloyd’s, it is the responsibility of Chaucer to continually monitor the risk profiles of its managed syndicates to ensure that the level of funding remains appropriate. Such capital is comprised of investments, undrawn letters of credit provided by various banks, and cash and cash equivalents.

We have the following securities, letters of credit and cash and cash equivalents pledged to Lloyd’s to satisfy these capital requirements at September 30, 2015. In October 2015, we entered into a new letter of credit facility which enables a higher level of these assets to be used to satisfy these capital requirements (see Liquidity and Capital Resources below). We are in compliance with the capital requirements at September 30, 2015 and expect to be able to meet these capital requirements in the future.

(in millions)
Fixed maturities, at fair value	$479.2
Letters of credit	196.6
Cash and cash equivalents	4.5
Total pledged to Lloyd’s	$680.3

Liquidity and Capital Resources

Liquidity is a measure of our ability to generate sufficient cash flows to meet the cash requirements of business operations. As a holding company, our primary ongoing source of cash is dividends from our insurance subsidiaries. However, dividend payments to us by our U.S. insurance subsidiaries are subject to limitations imposed by regulators, such as prior notice periods and the requirement that dividends in excess of a specified percentage of statutory surplus or prior year’s statutory earnings receive prior approval (so called “extraordinary dividends”). No dividends were paid to the holding company by Hanover Insurance during the first nine months of 2015.

Dividend payments to the holding company by Chaucer are regulated by U.K. law. Dividends from Chaucer are dependent on dividends from its subsidiaries. Annual dividend payments from Chaucer are limited to retained earnings that are not restricted by capital and other requirements for business at Lloyd’s. Also, Chaucer must provide advance notice to the U.K.’s Prudential Regulation Authority (“PRA”), of certain proposed dividends or other payments from PRA regulated entities. Dividends of $86.0 million were paid to the holding company by Chaucer during 2015.

In connection with an intercompany borrowing arrangement between Chaucer and the holding company, interest on a $300 million note is paid by Chaucer on a quarterly basis to the holding company. This interest may be deferred at the election of the holding company. If deferred, the interest is added to the principal. For each of the nine month periods ended September 30, 2015 and 2014, Chaucer paid $16.8 million of interest to the holding company.

At September 30, 2015, THG, as a holding company, held $142.9 million of fixed maturities and cash. We believe our holding company assets will be sufficient to meet our future obligations, which consist primarily of dividends to our shareholders (as and to the extent declared), the interest on our senior and subordinated debentures, certain costs associated with benefits due to our former life employees and agents, and, to the extent required, payments related to indemnification of liabilities associated with the sale of various subsidiaries. We do not expect that it will be necessary to dividend additional funds from our insurance subsidiaries in order to fund 2015 holding company obligations; however, we may decide to do so.

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

Net cash provided by operating activities was $354.4 million during the first nine months of 2015, as compared to $408.1 million during the first nine months of 2014. The $53.7 million change primarily resulted from the timing of reinsurance payments, partially offset by lower loss payments during the first nine months of 2015.

Net cash used in investing activities was $111.8 million during the first nine months of 2015, as compared to $347.2 million during the first nine months of 2014. During 2015, cash used in investing activities primarily related to net purchases of fixed maturities, equity securities and other investments. These cash outflows were partially offset by net cash received from the disposal of the U.K. motor business. In 2014, cash used was primarily related to net purchases of fixed maturities, equity securities and other investments.

Net cash used in financing activities was $229.2 million during the first nine months of 2015, as compared to $35.9 million during the first nine months of 2014. During 2015, cash used in financing activities primarily resulted from the repurchase of debt, repurchases of common stock and payment of dividends to shareholders. These cash outflows were partially offset by cash inflows related to option exercises and the security lending program. During 2014, cash used in financing activities primarily resulted from the payment of dividends to shareholders and the repurchase of common stock. These cash outflows were partially offset by cash inflows related to the security lending program.

Dividends to common shareholders are subject to quarterly board approval and declaration. During the first nine months of 2015, as declared by the Board, we paid three quarterly dividends, each for $0.41 per share to our shareholders, totaling $54.3 million. We believe that our holding company assets are sufficient to provide for future shareholder dividends should the Board of Directors declare them.

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

On October 28, 2015, the Company’s Board of Directors authorized a $300 million increase to its existing common stock repurchase program. As a result of this increase, the program provides for aggregate repurchases of up to $900 million. Under the repurchase authorizations, the Company may repurchase, from time to time, common shares in amounts, at prices and at such times as the Company deems appropriate, subject to market conditions and other considerations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. During the first nine months of 2015, we repurchased approximately 1.1 million shares of our common stock at a cost of $85.3 million. Through October 27, 2015, an additional 0.3 million shares were repurchased at a cost of approximately $24.7 million. As of October 27, 2015, the Company had approximately $306 million available for repurchases under these repurchase authorizations.

Additionally, from time to time, we may also repurchase our debt on an opportunistic basis. During the first nine months of 2015, we repurchased senior debentures with a net carrying value of $90.2 million at a cost of $114.3 million, resulting in a loss of $24.1 million, which is included in other operating expenses.

We have a $200.0 million credit agreement which expires in November 2018, with an option to increase the facility to $300.0 million assuming no default and satisfaction of certain other conditions. The agreement also includes a $50 million sub-facility for standby letters of credit that can be used for general corporate purposes. The agreement contains financial covenants including, but not limited to, maintaining at least a certain level of consolidated equity, maximum consolidated leverage ratios and requires certain of our subsidiaries to maintain a minimum RBC ratio. We had no borrowings under this agreement during the first nine months of 2015.

Membership in FHLBB provides us with access to additional liquidity based on our stock holdings and pledged collateral. At September 30, 2015, we had additional borrowing capacity of $44 million. There were no borrowings outstanding under this agreement at September 30, 2015; however, we have and may continue, from time to time, to borrow through this facility to provide short term liquidity.

On October 15, 2015, we entered into a Standby Letter of Credit Facility Agreement (the “Facility Agreement”) not to exceed £170.0 million (or $257.2 million) outstanding at any one time, with the option to increase the amount available for issuances of letters of credit to £235.0 million (or $355.4 million) in the aggregate on one occasion only during the term of the Facility Agreement (subject to the consent of all lenders and assuming no default and satisfaction of other specified conditions). The Facility Agreement replaces a Standby Letter of Credit Facility Agreement entered into on November 15, 2013 (the “Prior Facility Agreement”).  This prior agreement provided for amounts available for issuances of letters of credit not to exceed £130.0 million (or $196.6 million) outstanding at any one time, with a similar option to increase the amount available for issuances of letters of credit to £195.0 million (or $294.9 million). The Facility Agreement, like the Prior Facility Agreement, provides certain covenants including, but not limited to, the syndicates’ financial condition.  The Facility Agreement provides regulatory capital supporting Chaucer’s underwriting activities for the 2015, 2016 and 2017 years of account and each prior open year of account.  The Prior Facility Agreement provided regulatory capital supporting Chaucer’s underwriting activities for the 2014 and 2015 years of account and each prior open year of account. The Facility Agreement is generally renewed biennially to support new underwriting years.

The Facility agreement is subject to a letter of credit commission fee on outstanding letters of credit, which is payable quarterly.  The Facility Agreement fee ranges from 1.125% to 1.50% per annum, depending on our credit ratings for portions that are not cash collateralized, and 0.275% per annum for portions that are cash collateralized, whereas the Prior Facility Agreement fee ranged from 1.375% to 1.75% per annum, also dependent on our credit ratings for portions that were not cash collateralized, and 0.275% per annum for portions that were cash collateralized. We may, from time to time, collateralize a portion of the outstanding letter of credit. In addition to the commission fee on the uncollateralized outstanding letter of credit, a commitment fee in respect of the unutilized commitments under the Facility Agreement is payable quarterly, and ranges from 0.394% to 0.525% per annum, depending on our credit ratings.  Unutilized commitment fees for the Prior Facility Agreement were also payable quarterly, and ranged from 0.55% to 0.70% per annum, depending on our credit ratings. Chaucer is also required to pay customary agency fees. Under the previous agreement we had $2.7 million and $3.1 million in interest costs during the first nine months of 2015 and 2014, respectively.

Simultaneous with the Facility Agreement, we entered into a Guaranty Agreement (the “Guaranty Agreement”) with Lloyds Bank plc, as Facility Agent and Security Agent, pursuant to which we unconditionally guarantee the obligations of Chaucer under the Facility Agreement. The Guaranty Agreement contains certain financial covenants that require us to maintain a minimum net worth, a minimum risk-based capital ratio at our primary U.S. domiciled property and casualty companies and a maximum leverage ratio, and certain negative covenants that limit our ability, among other things, to incur or assume certain debt, grant liens on our property, merge or consolidate, dispose of assets, materially change the nature or conduct of our business and make restricted payments (except, in each case, as provided by certain exceptions). The Guaranty Agreement also contains certain customary representations and warranties.  The current Guaranty Agreement contains terms and conditions substantially similar to the previous guaranty agreement we had in place with Lloyds Bank plc in connection with the Prior Facility Agreement. The Guaranty Agreement replaced the prior guaranty agreement upon effectiveness of the Facility Agreement on October 15, 2015.

For a more detailed discussion of our credit agreements, see also “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2014.

At September 30, 2015, we were in compliance with the covenants of our debt and credit agreements.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Our market risks, the ways we manage them, and sensitivity to changes in interest rates, equity price risk, and foreign currency exchange risk are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2014, included in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes in the first nine months of 2015 to these risks or our management of them.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the internal control over financial reporting, as required by Rule 13a-15(d) of the Exchange Act, to determine whether any changes occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there were no such changes during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	fluctuations in currencies which affect the values of financial information converted from an originating currency to our reporting currency;

•	risks and uncertainties associated with our participation in shared market mechanisms, mandatory reinsurance programs and mandatory and voluntary pooling arrangements;

•	an increase in mandatory assessments by state guaranty funds or by Lloyd’s Central Fund;

•	actions by our competitors, many of which are larger or have greater financial resources than we do;

•	potential disruptions associated with or during the transition to a new CEO and CFO;

•	loss or retirement of key employees;

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Shares purchased in the third quarter of 2015 are as follows:

			Total Number of	Approximate Dollar Value of
			Shares Purchased as	Shares That May Yet
			Part of Publicly	be Purchased Under the
	Total Number of	Average Price	Announced Plans or	Plans or Programs
Period	Shares Purchased	Paid per Share	Programs	(in millions) (1)
July 1 - 31, 2015 (2)	23,616	$79.48	-	$93
August 1 - 31, 2015	352,172	79.47	352,172	65
September 1 - 30, 2015 (3)	431,958	78.51	431,022	31
Total	807,746	$78.96	783,194	$31

(1)Since the announcement of our share repurchase program on October 29, 2007, and including the recent increase of $300 million in shares on October 28, 2015, the Board has authorized us to repurchase up to $900 million in shares of our common stock using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions.

(2)Reflects shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards.

(3)Includes 936 shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards.

ITEM 6 – EXHIBITS

EX – 10.1

Description of compensatory arrangements with the Chief Executive Officer for transition services, previously filed as Item 5.02 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 16, 2015 and incorporated herein by reference.

EX – 10.2

Standby Letter of Credit Facility Agreement, dated  October 15, 2015, among Chaucer Holdings Limited, Chaucer Corporate Capital (No. 3) Limited and the lenders party thereto from time to time, Lloyd’s Bank plc and ING Bank N.V., London Branch as mandated lead arrangers and Lloyd’s Bank plc as bookrunner, overdraft provider, facility agent of the other Finance Parties (as defined therein) and security agent to the Secured Parties (as defined therein), previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 20, 2015 and incorporated herein by reference.

EX – 10.3

Guaranty Agreement, dated October 15, 2015, among the Registrant and Lloyd’s Bank plc, as Facility Agent and Security Agent (each as defined therein), previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 20, 2015 and incorporated herein by reference.

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
EX – 101

The following materials from The Hanover Insurance Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014; (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014; (iii) Consolidated Balance Sheets at September 30, 2015 and December 31, 2014; (iv) Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (vi) related notes to these financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hanover Insurance Group, Inc.
Registrant

October 30, 2015	/s/ Frederick H. Eppinger, Jr.
Date	Frederick H. Eppinger, Jr.
President, Chief Executive Officer, Director
and Acting Chief Financial Officer (Principal Financial Officer)

October 30, 2015	/s/ Warren E. Barnes
Date	Warren E. Barnes
Vice President, Corporate Controller and Acting Principal Accounting Officer