Form 10-K
period 2015-12-31
HANOVER INSURANCE GROUP, INC.
filed 2016-02-25
CIK 944695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based on the closing sales price of June 30, 2015, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $3,215,592,398.

The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 42,819,501 shares as of February 22, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of The Hanover Insurance Group, Inc.’s Proxy Statement to be filed pursuant to Regulation 14A relating to the 2016 Annual Meeting of Shareholders to be held May 24, 2016 are incorporated by reference in Part III.

THE HANOVER INSURANCE GROUP, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

Following is a discussion of our operating segments.

GENERAL

In our Commercial Lines and Personal Lines segments, we underwrite commercial and personal property and casualty insurance through Hanover Insurance, Citizens and other THG subsidiaries, through an independent agent and broker network concentrated in the Northeast, Midwest and Southeast U.S. We also continue to actively grow our Commercial Lines’ presence in the Western region of the U.S., particularly in California, which now is our third largest state for Commercial Lines as measured by net premiums written. Our Chaucer segment is a specialist insurance underwriting group which operates through Lloyd’s and writes business globally. Included in our Other segment are Opus Investment Management, Inc. (“Opus”), a wholly-owned subsidiary of THG, which provides investment management services to our insurance and non-insurance companies, as well as to unaffiliated institutions, pension funds and other organizations; earnings on holding company assets; and a discontinued voluntary pools business.

Our business strategy focuses on providing our agents and customers stability, financial strength, and competitive insurance products while prudently growing and diversifying our product and geographical business mix. We conduct our U.S. business with an emphasis on agency relationships and active agency management, disciplined underwriting, pricing, quality claim handling, and customer service. Our Lloyd’s business is focused on disciplined and specialized underwriting in selected markets. Annually, we write over $5 billion in gross premiums, including approximately $4 billion domestically. Based on net U.S. premiums written, we rank among the top 25 property and casualty insurers in the United States.

RISKS

The industry’s profitability and cash flow can be, and historically has been, significantly affected by numerous factors, including price; competition; volatile and unpredictable developments such as extreme weather conditions, catastrophes and other disasters; legal and regulatory developments affecting pricing, underwriting, policy coverage and other aspects of doing business, as well as insurer and insureds’ liability; extra-contractual liability; size of jury awards; acts of terrorism; fluctuations in interest and currency rates or the value of investments; and other general economic conditions and trends, such as inflationary pressure or unemployment, that may affect the adequacy of reserves or the demand for insurance products. Our investment portfolio and its future returns may be further impacted by the capital markets and current economic conditions, which could affect our liquidity, the amount of realized losses and impairments that will be recognized, credit default levels, our ability to hold such investments until recovery and other factors. Additionally, the economic conditions in geographic locations where we conduct business, especially those locations where our business is concentrated, may affect the growth and profitability of our business. The regulatory environments in those locations, including any pricing, underwriting or product controls, shared market mechanisms or mandatory pooling arrangements, and other conditions, such as our agency relationships, affect the growth and profitability of our business. Our loss and loss adjustment expense (“LAE”) reserves are based on estimates, principally involving case assessments and actuarial projections, at a given time, of what we expect the ultimate settlement and administration of claims will cost based on facts and circumstances then known, predictions of future events, estimates of future trends in claims frequency and severity and judicial theories of liability, costs of repairs and replacement, legislative activity and other factors. We regularly reassess our estimate of loss reserves and LAE, both for current and past years, and resulting changes have and will affect our reported profitability and financial position.

Reference is also made to “Risk Factors” in Part 1 – Item 1A of this Form 10-K.

LINES OF BUSINESS

We underwrite commercial and personal property and casualty insurance coverage through our Commercial Lines, Personal Lines and Chaucer operating segments.

Commercial Lines

Our Commercial Lines segment generated $2.4 billion, or 47.7%, of consolidated operating revenues and $2.3 billion, or 49.4%, of net premiums written, for the year ended December 31, 2015.

The following table provides net premiums written by line of business for our Commercial Lines segment.

	Net Premiums
YEAR ENDED DECEMBER 31, 2015	Written	% of Total
(in millions, except ratios)
Commercial multiple peril	$752.6	33.0%
Commercial automobile	306.0	13.4
Workers' compensation	267.8	11.7
Other commercial lines:
Inland marine	225.3	9.9
AIX program business	220.4	9.6
Management and professional liability	168.1	7.4
Surety	68.0	3.0
Specialty property	63.5	2.8
Other	210.2	9.2
Total	$2,281.9	100.0%

Our Commercial Lines product suite provides agents and customers with products designed for small, middle and specialized markets.

Commercial Lines coverages include:

Commercial multiple peril coverage insures businesses against third party general liability from accidents occurring on their premises or arising out of their operations, such as injuries sustained from products sold. It also insures business property for damage, such as that caused by fire, wind, hail, water damage (which may include flood), theft and vandalism.

Commercial automobile coverage insures businesses against losses incurred from personal bodily injury, bodily injury to third parties, property damage to an insured’s vehicle and property damage to other vehicles and property. Commercial automobile policies are often written in conjunction with other commercial policies.

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

•

management and professional liability coverage provides protection for directors and officers of companies that may be sued in connection with their performance, and errors and omissions protection to companies and individuals against negligence or bad faith, as well as protection for employment practices liability and fidelity and crime;

•	surety provides businesses with contract surety coverage in the event of performance or non-payment claims, and commercial surety coverage related to fiduciary or regulatory obligations;
•	specialty property provides insurance to small and medium-sized chemical, paint, solvent and other manufacturing and distribution companies; and
•

other commercial lines coverages include monoline general liability, umbrella, healthcare and miscellaneous commercial property. Our healthcare coverage includes product liability, medical professional liability and general liability coverages provided to selected portions of the healthcare industry including eldercare providers, durable medical equipment suppliers, podiatrists and behavioral health specialists.

Our strategy in Commercial Lines focuses on building deep relationships with partner agents through differentiated product offerings, industry segmentation, and franchise value through limited distribution. We continue to make enhancements to our products and technology platforms that are intended to drive more total account placements in our small commercial and middle market business, while delivering enhanced margins in our specialty businesses. This aligns with our focus of delivering the capabilities that will help broaden the depth and breadth of our partnerships with a limited number of agents.

Our small commercial, middle market and specialty businesses each constitute approximately one-third of our total Commercial Lines business. Small commercial offerings, which generally include premiums of $50,000 or less, deliver value through product expertise, local presence, and ease of doing business. Middle market accounts require greater claim and underwriting expertise, as well as a focus on industry segments where we can deliver differentiation in the market and value to agents and customers. Small and middle market accounts comprise approximately $1.5 billion of the Commercial Lines segment. Our specialty lines of business generally include inland marine, program business, management and professional liability, surety and specialty property.

In our small commercial and middle market businesses, we offer coverages and capabilities in several key industries including technology, schools, and human services organizations, such as non-profit youth and community service organizations. We also provide segmentation to our core middle market commercial products, including real estate, hospitality, manufacturing, contractors and wholesale distributors.

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

Personal Lines

Our Personal Lines segment generated $1.5 billion, or 30.1%, of consolidated operating revenues and $1.4 billion, or 31.3%, of net premiums written, for the year ended December 31, 2015.

The following table provides net premiums written by line of business for our Personal Lines segment.

	Net Premiums
YEAR ENDED DECEMBER 31, 2015	Written	% of Total
(in millions, except ratios)
Personal automobile	$900.0	62.3%
Homeowners	507.4	35.1
Other	38.2	2.6
Total	$1,445.6	100.0%

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

Our strategy in Personal Lines is to build account–oriented business through our partner agencies, with a focus on greater geographic diversification. The market for our Personal Lines business continues to be very competitive, with continued pressure on independent agents from direct writers, as well as from the increased usage of real time comparative rating tools and increasingly sophisticated rating and pricing tools. We maintain a focus on partnering with high quality, value added agencies that stress the importance of consultative selling and account rounding (the conversion of single policy customers to accounts with multiple policies and/or additional coverages). We are focused on making investments that are intended to help us maintain profitability, build a distinctive position in the market, and provide us with profitable growth opportunities. We continue to refine our products and to work closely with these high potential agents to increase the percentage of business they place with us and to ensure that it is consistent with our preferred mix of business. Additionally, we remain focused on further diversifying our state mix beyond the largest historical core states of Michigan, Massachusetts and New York. We expect these efforts to decrease our risk concentrations and our dependency on these three states, as well as to contribute to improved profitability over time.

Chaucer

Our Chaucer segment generated $1.1 billion, or 22.0%, of consolidated operating revenues and $889.3 million, or 19.3%, of net premiums written, for the year ended December 31, 2015.

The following table provides net premiums written by line of business for our Chaucer segment.

	Net Premiums
YEAR ENDED DECEMBER 31, 2015	Written	% of Total
(in millions, except ratios)
Marine and aviation	$286.9	32.2%
Property	166.9	18.8
Energy	136.2	15.3
U.K. motor	(8.3)	(0.9)
Casualty and other	307.6	34.6
Total	$889.3	100.0%

The Chaucer segment is comprised of international business written through Lloyd’s, and includes:

Marine and aviation includes worldwide direct, facultative and treaty business. The marine account provides cover for hull, liability, war, terrorism, aviation war, cargo, political risk, specie, fine art and ports and terminals. The aviation account insures airline hull and liability, general aviation, refuellers, aviation products, and satellite.

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

U.K. motor provided primary insurance coverage to U.K. motor policyholders. Effective June 30, 2015, the U.K. motor business was transferred to an unaffiliated U.K.-based insurance provider. The net premiums written include the transfer of $137.4 million of unearned premium reserves previously written by the U.K. motor business. See “Disposal of U.K. Motor Business” in Note 2 – “Dispositions of Businesses” in the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K. Previously, Chaucer wrote personal automobile, commercial and fleet polices, as well as specialist classes, including motorcycles, motor trade, and classic and specialist vehicles.

Casualty and other provides liability coverage internationally, including our expanded U.S. casualty business, for professional and commercial risks on a direct and treaty basis, credit and bond, crime and professional liability coverage for financial institutions, medical malpractice and excess workers’ compensation. Other lines also encompass liabilities arising from previous participations on risks insured by third party Lloyd’s syndicates, which provided liability coverage to financial institutions.

Chaucer is a specialist insurance underwriting group that participates in the Lloyd’s market through the provision of capital to support the underwriting activities of syndicates at Lloyd’s and the ownership of Chaucer Syndicates Limited (“CSL”), a managing agent. CSL manages two syndicates currently underwriting at Lloyd’s, for which we provide capital to support their underwriting activities.

Chaucer provides capital to Syndicate 1084, which underwrites a range of property, marine, aviation, casualty and energy products for commercial clients worldwide; and Syndicate 1176, which primarily provides protection against physical damage and limited liability exposures from power generation at nuclear power stations. The energy line of business includes $20.0 million of net premiums written from Syndicate 1176.

Our economic interests in Syndicates 1084 and 1176 were 100% and 57%, respectively, in both the 2015 and 2014 underwriting years.

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

MARKETING AND DISTRIBUTION

We serve a variety of standard, specialty and targeted industry markets. Consistent with our objective to diversify our underwriting risks on a geographic and line of business basis, we currently have a split of approximately one-third each of domestic standard Commercial Lines, international and domestic specialty lines, and domestic standard Personal Lines. Our Commercial and Personal Lines segments, comprising our principal domestic U.S. subsidiaries, distribute our products primarily through an independent agent network. Our Chaucer segment, comprising our international business, distributes primarily through insurance brokers in the Lloyd’s market.

Commercial and Personal Lines

Our Commercial and Personal Lines agency distribution strategy and field structure are designed to maintain a strong focus on local markets and the flexibility to respond to specific market conditions. During 2015, we wrote 20% of our Commercial and Personal Lines business in Michigan and 10% in Massachusetts. Our structure is a key factor in the establishment and maintenance of productive, long-term relationships with mid-sized, well-established independent agencies. We maintain 40 local offices across 29 states. The majority of processing support for these locations is provided from Worcester, Massachusetts; Howell, Michigan; Salem, Virginia; and Windsor, Connecticut.

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

The following table provides our top Commercial and Personal Lines geographical markets based on total net premiums written in the state in 2015.

YEAR ENDED DECEMBER 31, 2015	Commercial Lines		Personal Lines		Total Commercial and Personal Lines
(in millions, except ratios)	Net Premiums Written	% of Total	Net Premiums Written	% of Total	Net Premiums Written	% of Total
Michigan	$126.5	5.5%	$611.2	42.3%	$737.7	19.8%
Massachusetts	171.6	7.5	192.7	13.3	364.3	9.8
New York	232.9	10.2	109.4	7.6	342.3	9.2
California	282.9	12.4	0.4	-	283.3	7.6
Illinois	99.4	4.4	80.4	5.6	179.8	4.8
New Jersey	122.3	5.4	57.4	4.0	179.7	4.8
Texas	171.2	7.5	-	-	171.2	4.6
Connecticut	54.1	2.4	62.6	4.3	116.7	3.1
Maine	61.2	2.7	44.0	3.0	105.2	2.8
Georgia	63.8	2.8	31.4	2.2	95.2	2.6
Virginia	61.0	2.7	32.7	2.3	93.7	2.5
Florida	78.8	3.5	-	-	78.8	2.1
New Hampshire	41.7	1.8	34.9	2.4	76.6	2.1
Indiana	38.9	1.7	31.7	2.2	70.6	1.9
Wisconsin	36.7	1.6	30.2	2.1	66.9	1.8
Louisiana	33.3	1.5	32.4	2.2	65.7	1.8
Tennessee	36.5	1.6	25.7	1.8	62.2	1.7
Ohio	32.7	1.4	25.6	1.8	58.3	1.6
North Carolina	53.3	2.3	3.2	0.2	56.5	1.5
Minnesota	53.0	2.3	-	-	53.0	1.4
Other	430.1	18.8	39.7	2.7	469.8	12.5
Total	$2,281.9	100.0%	$1,445.6	100.0%	$3,727.5	100.0%

We manage our Commercial Lines portfolio, which includes our core and specialty businesses, with a focus on growth from the most profitable industry segments within our underwriting expertise. Our core business is generally comprised of several coordinated commercial lines of business, including small and middle market accounts, which include targeted industry segments. Such business is split between small accounts, generally having less than $50,000 in premium, and middle market accounts, those with premium over $50,000, with most middle market accounts having less than $250,000 of premium. Additionally, we have multiple specialty lines of business, which include inland marine, program business, management and professional liability, surety and specialty property. The Commercial Lines segment seeks to maintain strong agency relationships as a strategy to secure and retain our agents’ best business. We monitor quality of business written through ongoing quality review efforts, accountability for which is shared at the local, regional and corporate levels.

We manage Personal Lines business with a focus on acquiring and retaining quality accounts. Currently, approximately 80% of our policies in force are account business. Approximately 56% of our Personal Lines net premium written is generated in the combined states of Michigan and Massachusetts. In Michigan, based upon direct premiums written for 2015, we underwrite approximately 6% of the state’s total market.

Approximately 66% of our Michigan Personal Lines business is in the personal automobile line and 33% is in the homeowners line. Michigan business represents approximately 45% of our total personal automobile net premiums written and 40% our total homeowners net premiums written. In Michigan, we are a principal market for many of our appointed agencies, with approximately $1.7 million of total direct premiums written per agency in 2015.

Approximately 70% of our Massachusetts Personal Lines business is in the personal automobile line and 27% is in the homeowners line. Massachusetts business represents approximately 15% of our total personal automobile net premiums written and approximately 10% of our total homeowners net premiums written.

We sponsor local and national agent advisory councils to gain the benefit of our agents’ insight and enhance our relationships. These councils provide feedback, input on the development of products and services, guidance on marketing efforts, support for our strategies, and assist us in enhancing our local market presence.

Chaucer

Chaucer underwrites open market business primarily from Lloyd’s brokers and underwriting agencies. We primarily compensate brokers and underwriting agencies through commission payments. Prior to the transfer of the U.K. motor business, Chaucer also used retail brokers and comparative website aggregators.

In the Lloyd’s open market, brokers approach Chaucer with individual insurance and reinsurance risk opportunities for underwriter consideration. Brokers also gain access to Chaucer’s products through selected underwriting agencies (also referred to as coverholders), to which Chaucer has granted limited authority to make underwriting decisions on individual risks. In general, risks written through underwriting agencies are smaller in terms of both exposure and premium. Risks are placed in Lloyd’s through a subscription placement process whereby generally several syndicates take a share of a contract rather than one insurer taking 100% on a direct basis. This facilitates the spreading of large and complex risks across a number of insurers, while limiting the underwriting risk of each insurer.

We have an international network of offices to improve our access to high quality risks worldwide. This is expected to improve the diversification of our underwriting and our ability to manage our portfolio. We have offices in Denmark and Singapore to capitalize upon specific class of business opportunities in these regions. In 2015, our Singapore office developed an underwriting presence in China and Labuan, Malaysia to improve access to business opportunities in the Asia region, and our underwriting representation for Latin American business relocated to Miami, Florida from Buenos Aires, Argentina. We also have an office in Oslo, Norway, to provide access to the Norwegian and regional North Sea energy sector.

The following table provides a geographical breakdown of Chaucer’s total gross premiums written (“GPW”) based on the location of risk:

YEAR ENDED DECEMBER 31, 2015	% of Total GPW in Chaucer Segment
United States	21.1%
Americas, excluding the United States	9.5
Asia Pacific	4.8
Middle East and Africa	4.8
Europe	3.1
United Kingdom	2.5
Worldwide and other (1)	40.0
U.K. motor business	14.2
Total	100.0%
(1)

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

PRICING AND COMPETITION

The property and casualty industry is a very competitive market. Our competitors include national, international, regional and local companies that sell insurance through various distribution channels, including independent agencies, captive agency forces, brokers and direct to consumers through the internet or otherwise. They also include mutual insurance companies, reciprocals and exchanges. In the Commercial and Personal Lines segments, we market through independent agents and brokers and compete for business on the basis of product, price, agency and customer service, local relationships, ratings, and effective claims handling, among other things. We believe that our emphasis on maintaining strong agency relationships and a local presence in our markets, coupled with investments in products, operating efficiency, technology and effective claims handling, enable us to compete effectively. Our broad product offerings in Commercial Lines and total account strategy in Personal Lines are instrumental to our strategy to capitalize on these relationships and improve profitability.

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

We market Chaucer product offerings through insurance brokers in the Lloyd’s specialty market, which provides access to business from clients and coverholders. We are able to attract business through our recognized capability to serve as the lead underwriter in most classes we write, particularly in classes where such lead ability is sought by clients and recognized by following underwriters. This requires significant underwriting and claims handling expertise in very specialized lines of business. Our competitors include large international insurance companies and other Lloyd’s managing underwriters. Broker relationships that are ten percent or more of total Chaucer 2015 gross premiums written are with Aon Benfield (15%), Marsh & McLennan Companies (14%) and Willis Group (10%).

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

Chaucer

The Chaucer claims team is responsible for establishing case reserves, loss and LAE cost management, exposure mitigation and litigation management. Chaucer engages third party administrators to handle claims in certain cases and authorizes selected agencies to manage claims under risks which they have bound on Chaucer’s behalf.

For claims where Chaucer is the lead syndicate, our appointed claims adjusters establish the case reserves and may appoint attorneys, loss adjusters or other third party experts. For claims where Chaucer is not the lead syndicate, the Lloyd’s syndicate leading the risk establishes case reserves in conjunction with professional third party adjusters, and then advises all other syndicates participating on the risk of the loss reserve requirements. In such cases, the Chaucer claims team reviews material claims and developments. Prior to the sale of its U.K. motor business on June 30, 2015, Chaucer also engaged automobile body and repair shops who assisted in managing claims.

CATASTROPHES

We are subject to claims arising out of catastrophes, which historically have had a significant impact on our results of operations and financial condition. Coverage for such events is a core part of our business and we expect to experience catastrophe losses in the future, which could have a material adverse impact on our financial results and position. Catastrophes can be caused by various events, including, among others, hurricanes, tornadoes and other windstorms, earthquakes, hail, severe winter weather, fire, explosions, and terrorism. The incidence and severity of catastrophes are inherently unpredictable.

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

Chaucer

Individual commercial and industrial risks within our property, marine and aviation and energy lines include protection against natural or man-made catastrophes worldwide. We accept these risks on direct, facultative, and proportional and excess of loss treaty bases. We seek to manage such risks through limiting the proportion of any individual risk or class of risk we assume and managing geographic concentration, and through the purchase of reinsurance.

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

TERRORISM

As a result of the continuing threat of terrorist attacks worldwide, the insurance industry maintains a high level of focus with respect to the potential for losses caused by terrorist acts. These losses may encompass people, property and business operations covered under workers’ compensation, commercial multiple peril and other Commercial Lines policies. In certain cases, we are not able to exclude coverage for these losses, either because of regulatory requirements or competitive pressures. We continually evaluate the potential effect of these low frequency, but potentially high severity events in our overall pricing and underwriting plans, especially for policies written in major metropolitan areas.

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

The Terrorism Risk Insurance Act of 2002 established the Terrorism Risk Insurance Program (the “U.S. Program”). Coverage under the U.S. Program applies to workers’ compensation, commercial multiple peril and certain other Commercial Lines policies for U.S. direct written policies. The Terrorism Risk Insurance Program Reauthorization Act of 2015 (“TRIPRA”) extended the U.S. Program through December 31, 2020. All commercial property and casualty insurers licensed in the U.S. participate in the program. Under the program, a participating issuer, in exchange for making terrorism insurance available, may be entitled to be reimbursed by the Federal Government for a portion of its aggregate losses. The U.S. Program does not cover losses in surety, Personal Lines or certain other lines of business. Losses caused by terrorist acts are not excluded from homeowners or personal automobile policies.

As required by the current U.S. Program, we offer policyholders in specific lines of commercial insurance the option to elect terrorism coverage. In order for a loss to be covered under the U.S. Program, the loss must meet aggregate industry loss minimums and must be the result of an act of terrorism as certified by the Secretary of the Treasury in consultation with the Secretary of Homeland Security and the U.S. Attorney General. Losses from acts which do not qualify or are not so certified will not receive the benefit of the U.S. Program and in fact, may be deemed covered losses whether or not terrorism coverage was purchased. The current U.S. Program requires insurance carriers to retain 16% of any claims from a certified terrorist event in excess of the federally mandated deductible in 2016 subject to an annual industry-wide cap of $100 billion. This retention will increase, by 1% each calendar year until it reaches 20% in 2020. The federally mandated deductible represents 20% of direct earned premium for the covered lines of business of the prior year. In 2015, our deductible was $356 million, which represents 17.3%  of year-end 2014 statutory policyholder surplus of our U.S. domestic insurers, and is estimated to be $381 million in 2016, representing 17.4% of 2015 year-end statutory policyholder surplus.

Given the unpredictability of terrorism losses, future losses from acts of terrorism could be material to our operating results, financial position, and/or liquidity. We attempt to manage our exposures on an individual line of business basis and in the aggregate by one-half square mile grids.

Chaucer’s direct written U.S. policies are also covered under the provisions of TRIPRA. Generally, terrorism coverage is excluded from the commercial property classes and coverages that Chaucer writes, including in its world-wide nuclear energy business, although a limited portion of Chaucer’s property and political risk business outside of the U.S. provides terrorism coverage. We manage this exposure through policy limits, monitoring of risk aggregation and reinsurance. For Chaucer’s nuclear energy business, most of our liability coverage includes losses resulting from acts of terrorism, although Chaucer normally ensures that the net liability involved does not exceed 50% of the full exposure, whether property, liability or combined.

REGULATION

Commercial and Personal Lines

Our U.S. property and casualty insurance subsidiaries are subject to extensive regulation in the various states in which they transact business and are supervised by the individual state insurance departments. Numerous aspects of our business are subject to regulation, including premium rates, mandatory covered risks, limitations on the ability to non-renew or reject business, prohibited exclusions, licensing and appointment of agents, restrictions on the size of risks that may be insured under a single policy, reserves and provisions for unearned premiums, losses and other obligations, deposits of securities for the benefit of policyholders, investments and capital, policy forms and coverages, advertising, and other conduct, including restrictions on the use of credit information and other factors in underwriting, as well as other underwriting and claims practices. States also regulate various aspects of the contractual relationships between insurers and independent agents.

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

In addition, as a condition to writing business in certain states, insurers are required to participate in various pools or risk sharing mechanisms or to accept certain classes of risk, regardless of whether such risks meet its underwriting requirements for voluntary business. Some states also limit or impose restrictions on the ability of an insurer to withdraw from certain classes of business. For example, Massachusetts, New York, and California each impose material restrictions on a company’s ability to materially reduce its exposures or to withdraw from certain lines of business in their respective states. The state insurance departments can impose significant charges on an insurer in connection with a market withdrawal or refuse to approve withdrawal plans on the grounds that they could lead to market disruption. Laws and regulations that limit cancellation and non-renewal of policies or that subject withdrawal plans to prior approval requirements may significantly restrict our ability to exit unprofitable markets.

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

If a corporate member of Lloyd’s is unable to meet its policyholder obligations, such obligations may be payable by the Lloyd’s Central Fund, which acts similar to a state guaranty fund in the U.S. If Lloyd’s determines that the Central Fund needs to be increased, it has the power to assess premium levies on all current Lloyd’s members. The Council of Lloyd’s has discretion to call or assess up to 3% of a member’s underwriting capacity as a Central Fund contribution.

Solvency II

In 2009, the European Union (“E.U.”) adopted a directive covering capital requirements, risk management and regulatory reporting for insurance organizations. The directive, known as Solvency II, imposes economic risk-based solvency requirements across all E.U. member states that comprise three “pillars”. First, there are quantitative capital requirements, based on a valuation of the entire balance sheet of an insurance organization. Second, Solvency II requires insurance organizations to undertake a qualitative regulatory review, including governance, internal controls, enterprise risk management and the supervisory review process. Third, to enhance market discipline, insurance organizations must report their financial conditions to regulators. We believe that we are in compliance with the new regulatory regime, which commenced January 1, 2016.

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

See also Note 18 — “Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K.

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

With respect to FAIR plans and other similar property insurance shared market mechanisms that have significant exposures, it is difficult to accurately estimate our potential financial exposure for future events. Assessments following a large coastal event, particularly affecting Massachusetts, Florida, Louisiana or New York, could be material to our results of operations. Our participation in such shared markets or pooling mechanisms is generally proportional to our direct writings for the type of coverage written by the specific pooling mechanism in the applicable state or other jurisdiction. For example, we are subject to mandatory participation in the Michigan Assigned Claims (“MAC”) facility. MAC is an assigned claim plan covering people injured in uninsured motor vehicle accidents. Our participation in the MAC facility is based on our share of personal and commercial automobile direct written premium in the state and resulted in underwriting losses of $12.1 million in 2015, $11.7 million in 2014 and $15.0 million in 2013. Additionally, Chaucer’s U.K. motor line was subject to similar mandatory assessments from the U.K. Motor Insurance Bureau (“MIB”) and these assessments were $2.0 million in 2015, $4.0 million in 2014 and $4.3 million in 2013. There were no other mandatory residual market mechanisms that were significant to our 2015, 2014 or 2013 results of operations.

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

DECEMBER 31	2015	2014	2013
(in millions)
U.S. Statutory reserve for losses and LAE	$2,995.6	$2,819.0	$2,725.0
U.K. Statutory reserve for losses and LAE	2,369.4	2,421.0	2,373.9
Total Statutory reserve for losses and LAE	5,365.0	5,240.0	5,098.9
U.S. GAAP adjustments:
Reinsurance recoverables on unpaid losses of our U.S.
insurance subsidiaries	1,295.3	1,256.3	1,242.2
Reserves for discontinued operations	(89.2)	(113.6)	(120.4)
Other	3.3	9.0	10.8
U.S. GAAP reserve for losses and LAE	$6,574.4	$6,391.7	$6,231.5

Reserves for discontinued operations of our U.S. insurance subsidiaries are included in liabilities of discontinued operations for U.S. GAAP and loss and loss adjustment expenses for Statutory reporting.

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE RESERVE DEVELOPMENT

The following table sets forth the development of our U.S. GAAP reserves (net of reinsurance recoverables) for unpaid losses and LAE from 2005 through 2015. This table includes our Chaucer segment U.S. GAAP reserves beginning December 31, 2011. Conditions and trends that have affected reserve development in the past will not necessarily recur in the future. It is not appropriate to extrapolate future favorable or unfavorable development based on amounts experienced in prior periods.

DECEMBER 31	2015	2014	2013	2012	2011	2010	2009	2008	2007	2006	2005
(in millions)
Net reserve for losses and LAE (1)	$4,293.6	$4,408.7	$4,201.1	$4,122.7	$3,828.5	$2,162.2	$2,093.7	$2,214.9	$2,227.2	$2,276.5	$2,354.1
Cumulative amount paid as of: (2)
One year later		1,449.7	1,398.9	1,469.8	1,396.5	840.7	738.6	788.5	711.1	689.9	729.5
Two years later			2,245.6	2,264.0	2,172.6	1,277.9	1,120.3	1,126.8	1,050.5	1,061.8	1,121.9
Three years later				2,775.5	2,650.0	1,543.6	1,355.8	1,362.8	1,222.7	1,268.4	1,368.3
Four years later					2,953.6	1,726.0	1,487.2	1,500.5	1,346.8	1,364.7	1,499.6
Five years later						1,819.0	1,591.3	1,577.6	1,426.6	1,438.8	1,555.7
Six years later							1,651.1	1,644.5	1,473.9	1,493.9	1,606.3
Seven years later								1,687.0	1,518.4	1,527.5	1,647.8
Eight years later									1,547.5	1,561.4	1,676.7
Nine years later										1,588.6	1,706.0
Ten years later											1,730.2
Net reserve re-estimated as of: (3)
End of year	4,293.6	4,408.7	4,201.1	4,122.7	3,828.5	2,162.2	2,093.7	2,214.9	2,227.2	2,276.5	2,354.1
One year later		4,276.9	4,066.1	4,052.0	3,841.6	2,094.4	1,982.6	2,059.6	2,075.6	2,140.1	2,274.1
Two years later			4,058.3	3,989.3	3,843.2	2,090.5	1,916.4	1,973.3	1,865.7	2,011.0	2,158.8
Three years later				3,980.5	3,819.3	2,124.2	1,902.7	1,930.8	1,793.7	1,852.7	2,075.0
Four years later					3,803.7	2,163.7	1,923.4	1,922.6	1,770.6	1,810.9	1,965.3
Five years later						2,172.8	1,950.5	1,939.7	1,773.2	1,793.9	1,936.4
Six years later							1,946.6	1,961.1	1,779.4	1,798.0	1,922.4
Seven years later								1,952.6	1,793.4	1,802.4	1,924.6
Eight years later									1,782.7	1,814.7	1,929.1
Nine years later										1,805.8	1,939.6
Ten years later											1,932.6
Cumulative net redundancy
(deficiency) (4)	$-	$131.8	$142.8	$142.2	$24.8	$(10.6)	$147.1	$262.3	$444.5	$470.7	$421.5
Adjustment for foreign currency
exchange (3)	-	(37.5)	(60.2)	(32.4)	1.2	-	-	-	-	-	-
Cumulative net redundancy
(deficiency) excluding foreign currency exchange (3) (4)	$-	$94.3	$82.6	$109.8	$26.0	$(10.6)	$147.1	$262.3	$444.5	$470.7	$421.5
Gross reserves for losses and LAE	$6,574.4	$6,391.7	$6,231.5	$6,197.0	$5,760.3	$3,277.7	$3,153.9	$3,203.1	$3,167.7	$3,166.0	$3,461.7
Reinsurance recoverables	2,280.8	1,983.0	2,030.4	2,074.3	1,931.8	1,115.5	1,060.2	988.2	940.5	889.5	1,107.6
Net liability	$4,293.6	$4,408.7	$4,201.1	$4,122.7	$3,828.5	$2,162.2	$2,093.7	$2,214.9	$2,227.2	$2,276.5	$2,354.1
Re-estimated gross reserve for
losses and LAE	$-	$6,259.0	$6,048.5	$6,022.3	$5,700.7	$3,460.1	$3,261.9	$3,254.1	$3,065.8	$3,057.4	$3,444.3
Re-estimated reinsurance
recoverables	-	1,982.1	1,990.2	2,041.8	1,897.0	1,287.3	1,315.3	1,301.5	1,283.1	1,251.6	1,511.7
Re-estimated net liability	$-	$4,276.9	$4,058.3	$3,980.5	$3,803.7	$2,172.8	$1,946.6	$1,952.6	$1,782.7	$1,805.8	$1,932.6
Cumulative gross redundancy
(deficiency) (4)	$-	$132.7	$183.0	$174.7	$59.6	$(182.4)	$(108.0)	$(51.0)	$101.9	$108.6	$17.4

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

(3)

Re-estimated amount of the previously recorded liability based on experience for each succeeding year; increased or decreased as payments are made and more information becomes known about the severity of remaining unpaid claims. Chaucer unpaid losses and LAE denominated in foreign currencies are re-estimated using the foreign exchange rates in effect as of each respective re-estimation date. For example, 2013 reserves re-estimated one year later are re-estimated using the December 31, 2014 rates and two years later are re-estimated using December 31, 2015 rates. The resulting cumulative foreign exchange translation effect is shown as an adjustment to the cumulative net redundancy (deficiency) based on the rates in effect as of December 31, 2015.

(4)

Cumulative redundancy or deficiency at December 31, 2015 of the net and gross reserve amounts shown in the corresponding column. A redundancy in reserves means the reserves established in prior years exceeded actual losses and LAE or were re-evaluated at less than the original reserved amount. A deficiency in reserves means the reserves established in prior years were less than actual losses and LAE or were re-evaluated at more than the original reserved amount.

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

Although we exclude coverage of nuclear, chemical or biological events from the Personal Lines and Commercial Lines policies we write in the U.S., we are statutorily required to provide this coverage in our workers’ compensation policies. We have workers’ compensation reinsurance coverage under our casualty reinsurance treaty of approximately $80 million for terrorism losses, limited to approximately $10 million for losses that result from nuclear, chemical or biological events. All other U.S.-based exposure or treaties exclude such coverage. Further, under TRIPRA, our retention of U.S. domestic losses in 2016 from such events, if deemed certified terrorist events, is limited to 16% of losses in excess of an approximate $381 million deductible, up to a combined annual aggregate limit for the federal government and all insurers of $100 billion. Such events could be material to our financial position or results of operations. See “Terrorism” for additional information.

Reference is made to Note 16  — “Reinsurance” in the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K. Reference is also made to “Involuntary Residual Markets”.

Commercial and Personal Lines

Our 2016 reinsurance program for our Commercial Lines and Personal Lines segments is substantially consistent with our 2015 program design. The following discussion summarizes both our 2015 and 2016 reinsurance programs for our Commercial Lines and Personal Lines segments (excluding coverage available under the U.S. federal terrorism program which is described under “Terrorism”), but does not purport to be a complete description of the program or the various restrictions or limitations which may apply:

•

Our Commercial Lines and Personal Lines segments were primarily protected by a property catastrophe occurrence treaty, a property per risk excess of loss treaty, as well as a casualty excess of loss treaty, with retentions of $200 million, $2 million, and $2 million, respectively. We have lower retentions in place for certain lines, as discussed below.

•

The property catastrophe occurrence treaty provides coverage, on an occurrence basis, up to $1.1 billion countrywide, less a $200 million retention, with no co-participation, for all defined perils. As of July 1, 2015, the program was completely placed on a multi-year basis.

•	The property per risk excess of loss treaty provides coverage, on a per risk basis, up to $100 million, less a $2 million retention, with no co-participations.

•

The casualty excess of loss treaty provides coverage, on a per occurrence basis for each loss, up to $75 million less a $2 million retention, with no co-participation. Umbrella and excess liability lines share coverage with casualty lines within the $2 million to $10 million layers, subject to a maximum umbrella limit of $5 million. There is also separate umbrella and excess liability only coverage that provides protection in both 2015 and 2016 for the $5 million to $25 million layer. The 2015 casualty program provides coverage for management liability, professional liability and healthcare lines in a $1 million to $2 million layer, whereas the 2016 casualty program will provide coverage for management liability and healthcare lines in a $1 million to $2 million layer, with co-participation of 50% for management liability.

•

For 2015 and 2016, Commercial Lines segments are further protected by excess of loss treaty agreements for specific lines of business. For example, the surety and fidelity bond excess of loss treaty provides coverage, on a per principal basis, up to $40 million, less a $5 million retention, with co-participations ranging from 5% to 15% for individual layers placed within the treaty.

•

In addition to certain layers of coverage from our Commercial and Personal Lines segment reinsurance program as described above, the Commercial Lines AIX Holdings, Inc. (“AIX”) program business also includes surplus share, quota share, excess of loss, facultative and other forms of reinsurance that cover the writings from AIX specialty and proprietary programs. There are approximately 48 different AIX programs, and the reinsurance structure is customized to fit the exposure profile for each program.

Our intention is to renew the surety and fidelity bond treaty, the property per risk excess of loss treaty and the property catastrophe treaty in July 2016 with the same or similar terms and conditions, but there can be no assurance that we will be able to maintain our current levels of reinsurance, pricing and terms and conditions. Our 2016 casualty excess of loss treaty is effective January 1, 2016 for a twelve month period.

Chaucer

Chaucer’s 2016 reinsurance program is substantially consistent with the 2015 program design. The 2015 and 2016 Chaucer reinsurance programs contain a combination of reinsurance treaties that either provide coverage across several lines or are specific to individual lines of business or classes of business within certain lines. Generally, for each line or class of Chaucer’s business, there are a variety of proportional, excess of loss (mainly occurrence basis), facultative and other treaty forms, which work in conjunction to manage against severity, and to a certain extent, frequency. Chaucer’s 2016 net retentions are generally consistent with the 2015 and 2014 levels.

The Chaucer programs described below are substantially in place as of February 1, 2016 and we expect to implement throughout the year any remaining parts of the program as described; however, there can be no assurances that we will be successful in placing reinsurance for each line as planned. The following discussion summarizes both our 2015 and 2016 reinsurance programs for the Chaucer segment, but does not purport to be a complete description of the program or the various restrictions or limitations which may apply. The limit figures below are presented net of treaty co-participation.

We purchase proportional and non-proportional reinsurance, which is intended to provide sufficient underwriting capacity to effectively conduct business in the Lloyd’s market and to protect against frequency and severity of losses.

For the property lines reinsurance coverage in 2015 and 2016:

•

The direct property catastrophe occurrence reinsurance for selected international territories provides coverage up to approximately $38 million and $44 million, less retentions of approximately $8 million for both years.

•

The assumed property catastrophe reinsurance for selected international territories provides coverage up to approximately $104 million and $108 million, less retentions of approximately $19 million for both years. Additionally, the assumed property catastrophe occurrence reinsurance for the United States, Canada, the Caribbean and Mexico provides coverage up to approximately $110 million and $114 million, less retentions of approximately $25 million for both years. For both 2015 and 2016, our assumed property catastrophe coverage is placed partially on an occurrence, and partially on an aggregate basis.

•	The direct property per risk excess of loss reinsurance provides coverage up to approximately $10 million for both years, less retentions of approximately $3 million for both years.
•	The assumed property per risk excess of loss reinsurance provides coverage up to approximately $10 million for both years, less retentions of approximately $5 million for both years.

The majority of the casualty direct and facultative portfolio has reinsurance coverage in 2015 and 2016 of up to approximately $29 million and $38 million, less a retention of approximately $2 million for both years. The US casualty treaty portfolio has workers’ compensation catastrophe reinsurance coverage of up to $63 million in 2015 and 2016, less a retention of $8 million for both years.

For the energy, marine and aviation lines reinsurance coverage in 2015 and 2016:

•	The nuclear energy lines occurrence reinsurance provides coverage up to approximately $163 million and $197 million, less retentions of approximately $51 million for both years.
•	The non-nuclear energy lines occurrence reinsurance provides coverage up to approximately $140 million for both years, less retentions of approximately $20 million and $15 million, respectively.
•

The direct marine lines excess of loss reinsurance provides coverage, on a per occurrence basis, up to approximately $101 million and $102 million, respectively, less retentions of approximately $5 million for both years.

•	The assumed marine excess of loss reinsurance provides coverage, on an occurrence basis, up to approximately $30 million for both years, less retentions of approximately $7 million for both years.
•

The direct political violence lines reinsurance provides coverage, on a per occurrence basis, up to approximately $76 million and $106 million, respectively, less retentions of approximately $8 million for both years.

•

The direct political risks lines reinsurance provides coverage on a per risk basis, up to approximately $16 million and $13 million, less retentions of $4 million and $3 million, respectively. The direct credit lines reinsurance provides coverage on a per risk basis, up to approximately $8 million and $7 million, less retentions of $2 million and $3 million, respectively. In addition, event coverage is provided for both lines of business up to $30 million, less retentions of $10 million for both years.

•	The aviation lines reinsurance provides coverage, on a per occurrence basis, up to approximately $48 million and $63 million, respectively, less retentions of approximately $3 million for both years.

Prior to its transfer, the U.K. motor line had protection from a reinsurance program placed on a losses occurring basis, which was unlimited in excess of $1.5 million, both in terms of the amount and the number of losses sustained. For 2015, there was co-participation on the $1.5 million in excess of $1.5 million layer of 9.5%. Since the transfer on June 30, 2015, the U.K. motor line is 100% reinsured.

For Chaucer’s 2015 and 2016 U.S. casualty treaty lines, we have entered into a whole account aggregate excess of loss contract.  For 2015 and 2016, the contract covers the U.S. casualty treaty lines exposures, except specialty risks and workers’ compensation clash, and provides coverage up to a 117% loss ratio, less retention of a 47% loss ratio. This contract does not meet the risk transfer requirements of GAAP and is accounted for using the deposit accounting method.  The deposit asset for this contract was approximately $32 million as of December 31, 2015.

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

We are subject to concentration of risk with respect to reinsurance ceded to various mandatory residual markets, facilities and pooling mechanisms. As a condition to conduct business in various states, we are required to participate in residual market mechanisms, facilities and pooling arrangements which usually are designed to provide insurance coverages to individuals or other entities that are otherwise unable to purchase such coverage voluntarily or at rates deemed reasonable. These market mechanisms, facilities and pooling arrangements comprise $921.3 million of our total reinsurance recoverables on paid and unpaid losses and unearned premiums at December 31, 2015 and include, among others, the Michigan Catastrophic Claims Association (“MCCA”).

The MCCA is a mandatory reinsurance association which reinsures claims under Michigan’s unlimited personal injury protection coverage which is required under all Michigan automobile insurance policies. The MCCA reinsures all such claims in excess of a statutorily established company retention, currently $545,000. Funding for MCCA comes from assessments against automobile insurers based upon their share of insured automobiles in the state. Insurers are allowed to pass along this cost to Michigan automobile policyholders. This recoverable accounted for 64% of our total personal automobile gross reserves at both December 31, 2015 and 2014. Reinsurance recoverables related to MCCA were $906.5 million and $899.5 million at December 31, 2015 and 2014, respectively. Because the MCCA is supported by assessments permitted by statute, and there have been no significant uncollectible balances from MCCA identified during the three years ending December 31, 2015, we believe that we have no significant exposure to uncollectible reinsurance balances from this entity.

In addition to the reinsurance ceded to various residual market mechanisms, facilities and pooling arrangements we have $1,713.7 million of reinsurance assets due from traditional reinsurers as of December 31, 2015. These amounts are due principally from highly-rated reinsurers, defined as rated A- or higher by A.M. Best Rating Agency or other equivalent rating. The following table displays balances recoverable from our ten largest reinsurance groups at December 31, 2015, along with the group’s rating from the indicated rating agency. The contractual obligations under reinsurance agreements are typically with individual subsidiaries of the group or syndicates at Lloyd’s and are not typically guaranteed by other group members or syndicates at Lloyd’s. Reinsurance recoverables are comprised of paid losses recoverable, outstanding losses recoverable, incurred but not reported losses recoverable, and ceded unearned premium.

REINSURERS	A.M. Best Rating	Reinsurance Recoverable
(in millions)
Lloyd's Syndicates	A	$606.5
Munich Reinsurance Companies	A+	143.6
HDI Group	A	119.7
Alleghany Corporation	A	99.6
XL Group PLC	A	93.4
Partner Re Ltd. Companies	A	72.8
Swiss Re Ltd.	A+	59.6
Toa Reinsurance Company Ltd.	A+	48.5
Third Point Reinsurance Ltd.	A-	44.1
AXIS Capital Holdings Limited	A+	31.4
Subtotal		1,319.2
All other reinsurers		394.5
Residual markets, facilities and pooling arrangements		921.3
Total		$2,635.0

Reinsurance recoverable balances in the table above are shown before consideration of balances owed to reinsurers and any potential rights of offset, including collateral held by us, and are net of an allowance for uncollectible recoverables. Reinsurance treaties are generally purchased on an annual basis. Treaties typically contain provisions that allow us to demand that a reinsurer post letters of credit or assets as security if a reinsurer is an unauthorized reinsurer under applicable regulations or if its rating falls below a predetermined contractual level. In regards to reinsurance recoverables due from Lloyd’s Syndicates, as part of the Lloyd’s “chain of security” afforded to all of its policyholders, recourse is available to the Lloyd’s Central Fund in the event of the failure of an individual syndicate and its capital providers.

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

We have established a reserve for uncollectible reinsurance of $9.7 million as of December 31, 2015, which was determined by considering reinsurer specific default risk on paid and unpaid recoverables as indicated by their financial strength ratings, any current risk of dispute on paid recoverables, our collection experience and the development of our ceded loss reserves. There have been no significant balances determined to be uncollectible and thus no significant charges recorded during 2015 for uncollectible reinsurance recoverables.

Our exposure to credit risk from any one reinsurer is managed through diversification by reinsuring with a number of different reinsurers, principally in the United States and European reinsurance markets. When reinsurance for our Commercial and Personal Lines segments is placed, our standards of acceptability generally require that a reinsurer must have a minimum policyholder surplus of $500 million, a rating from A.M. Best and/or S&P of “A” or better, or an equivalent financial strength if not rated. Similarly, the Chaucer segment generally requires all reinsurers to have a rating from S&P of “A-” or better and minimum level of net assets of $500 million. In addition, for lower rated reinsurers, certain reinsurers for our United States insurance operations that have not been granted authorized status by an insurance company’s state of domicile, and in certain other circumstances, reinsurers must generally provide collateral equal to 100% of estimated reinsurance recoverables. The collateral can serve to mitigate credit risk.

DISCONTINUED OPERATIONS

Discontinued operations primarily include our former life insurance businesses, which were sold prior to 2009, and our discontinued accident and health business.

Our former life insurance businesses include indemnity obligations for which we have established reserves.

The discontinued accident and health business includes interests in 25 accident and health reinsurance pools and arrangements that we retained subsequent to the sale of First Allmerica Financial Life Insurance Company (“FAFLIC”), all of which were assumed by Hanover Insurance in connection with the transaction. We ceased writing new premiums in this business in 1999, subject to certain contractual obligations. The reinsurance pool business consists primarily of the medical and disability portions of workers’ compensation risks, long-term care, assumed personal accident, individual medical, long-term disability, and special risk business. This business also includes residual health insurance policies. Total claim reserves for the assumed accident and health business were $88.7 million at December 31, 2015, net of recoverables from third party reinsurers of  $0.5  million at December 31, 2015. Assets and liabilities related to the discontinued accident and health business are reflected as assets and liabilities of discontinued operations.

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

Discontinued operations, in total, generated a net gain of $0.7 million during 2015, and primarily related to our former life insurance businesses. Reference is made to “Discontinued Operations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

INVESTMENT PORTFOLIO

We held $8.3 billion of investment assets, including cash and cash equivalents, at December 31, 2015. Approximately 84% of our investment assets were comprised of fixed maturities, which included both investment grade and below investment grade public and private debt securities; 7% consisted of equity securities; 5% included other investments which consisted primarily of mortgage and other loans, overseas deposits and limited partnerships; and the remaining 4% were comprised of cash and cash equivalents. These investments are generally of high quality and our fixed maturities and equities are broadly diversified across sectors of the fixed income and equity markets.

Opus manages our investment portfolio, including the selection and monitoring of external asset managers for our non-U.S. dollar fixed maturity portfolios, U.S. commercial mortgage loan participations and certain other investments. Our overall investment strategy is intended to balance investment income with credit and interest rate risk, while maintaining sufficient liquidity and providing the opportunity for capital growth. The asset allocation process takes into consideration the types of business written and the level of surplus required to support our different businesses and the risk return profiles of the underlying asset classes. We look to balance the goals of capital preservation, net investment income stability, liquidity and total return. For certain portfolios in which fixed maturities are denominated in U.K. pounds sterling and Euros, we employ two external asset managers with international market expertise to manage these portfolios.  Assets managed by these asset managers totaled approximately $372 million of non-U.S. dollar-denominated investments at December 31, 2015. We select and monitor managers based on investment style, performance and corporate governance.

The majority of our assets are invested in the fixed income markets. Through fundamental research and credit analysis, with a focus on value investing, we seek to identify a portfolio of stable income-producing higher quality U.S. government, foreign government, municipal, corporate, residential and commercial mortgage-backed securities and asset-backed securities. We have a general policy of diversifying investments both within and across major investment and industry sectors to mitigate credit and interest rate risk. We monitor the credit quality of our investments and our exposure to individual markets, borrowers, industries, sectors and, in the case of commercial mortgage-backed securities and commercial mortgage loan participations, property types and geographic locations.

Investments held by our insurance subsidiaries are subject to diversification requirements under state insurance laws and other regulatory requirements. The investment portfolio duration is approximately 4.3 years and is generally maintained in the range of 1 to 2 times the duration of our insurance liabilities. We seek to maintain sufficient liquidity to support our cash flow requirements by monitoring the cash requirements associated with our insurance and corporate liabilities, laddering the maturities within the portfolio, closely monitoring our investment durations, holding high quality liquid public securities and managing the purchases and sales of assets.

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

EMPLOYEES

As of December 31, 2015, we had approximately 4,800 employees, with approximately 4,400 located in the United States, and 400 internationally, almost all of whom are located in the United Kingdom. We believe our relations with employees are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to “Directors and Executive Officers of the Registrant” in Part III - Item 10 of this Form 10-K.

AVAILABLE INFORMATION

We file our annual report on Form 10-K, quarterly reports on Form 10-Q, periodic information on Form 8-K, our proxy statement, and other required information with the Securities and Exchange Commission (“SEC”). Shareholders may read and copy any materials on file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Shareholders may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet website, http://www.sec.gov, which contains reports, proxy and information statements and other information with respect to our filings.

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

The property and casualty insurance industry historically has been subject to significant fluctuations and uncertainties. Our profitability is affected significantly by the following items:

•

increases in costs, particularly increases occurring after the time our insurance products are priced, including construction, automobile repair, and medical and rehabilitation costs. This includes “cost shifting” from health insurers to casualty and liability insurers (whether as a result of an increasing number of injured parties without health insurance, coverage changes in health policies to make such coverage secondary to casualty policies, the implementation of national healthcare legislation, lower reimbursement rates for the same procedure by health insurers or government-sponsored insurance, or the implementation of the Medicare Secondary Payer Act, which imposes reporting and other requirements with respect to medical and related claims paid for Medicare eligible individuals). As it relates to construction, there are often temporary increases in the cost of building supplies and construction labor after a significant event (for example, so called “demand surge” that causes the cost of labor, construction materials and other items to increase in a geographic area affected by a catastrophe). In addition, we are limited in our ability to negotiate and manage reimbursable expenses incurred by our policyholders;

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

The inherent uncertainties of estimating reserves are greater for certain types of property and casualty insurance lines. These include automobile bodily injury liability, automobile personal injury protection, and workers’ compensation, where a longer period of time may elapse before a definitive determination of ultimate liability may be made, environmental liability, where the technological, judicial and political climates involving these types of claims are continuously evolving, and casualty coverages such as professional liability. There is also greater uncertainty in establishing reserves with respect to new business, particularly new business that is generated with respect to newly introduced product lines, such as our management and professional liability and healthcare lines, by newly appointed agents or in geographies where we have less experience in conducting business. In these cases, there is less historical experience or knowledge and less data upon which the actuaries can rely. Estimating reserves is further complicated by unexpected claims or unintended coverages that emerge due to changing conditions. These emerging issues may increase the size or number of claims beyond our underwriting intent and may not become apparent for many years after a policy is issued. These losses are reflected as prior year reserve development.

As an example of the challenges in estimating reserves, in 2015, although we experienced overall favorable prior year development, we experienced $53.7 million of net unfavorable reserve development in Other Commercial Lines related to accident years 2009 through 2013. Although we undertake underwriting actions designed to limit losses once emerging issues are identified, we remain subject to losses on policies issued during those years preceding the actions.

Additionally, the introduction of new Commercial Lines products, including through several acquired subsidiaries, the development of new niche and specialty lines and the introduction of new lines of business at Chaucer, present new risks. Certain new specialty products, such as the human services program, non-profit directors and officers liability and employment practices liability policies, lawyers and other professional liability policies, healthcare lines and private company directors and officers coverage may also require a longer period of time (the so-called “tail”) to determine the ultimate liability associated with the claims and may produce more volatility in our results and less certainty in our accident year reserves. Some lines of business, such as surety, are less susceptible to establishing reserves based on actuarial or historical experience and losses may be episodic, depending on economic and other factors.

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

Underwriting results and operating income could be adversely affected by further changes in our net loss and LAE estimates related to significant events or emerging risks, such as risks related to breaches of computer network systems (“cyber-risks”), privacy regulations or disruptions caused by major power grid failures or widespread electrical and electronic equipment failure due to aging infrastructure, natural factors like hurricanes, earthquakes and solar flares or man-made factors like terrorism.

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

Anticipated losses associated with business interruption exposure, the impact of wind versus water as the cause of loss, disputes over the extent of damage caused by hail storms, supplemental payments on previously closed claims caused by the development of latent damages or new theories of liability and inflationary pressures could also have a negative impact on future loss reserve development.

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

We generate a significant portion of our U.S. property and casualty insurance net premiums written and earnings in Michigan, Massachusetts and other states in the Northeast, including New York. For the year ended December 31, 2015, approximately 20% and 10% of our net premiums written in our U.S. property and casualty business were generated in the states of Michigan and Massachusetts, respectively. Many states in which we do business impose significant rate control and residual market charges, and restrict an insurer’s ability to exit such markets. The revenues and profitability of our property and casualty insurance subsidiaries are subject to prevailing economic, regulatory, demographic and other conditions, including adverse weather in Michigan and the Northeast. Because of our geographic concentration in certain regions, our business as a whole could be significantly affected by changes in the economic, regulatory and other conditions in such areas.

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

Although catastrophes can cause losses in a variety of property and casualty lines, homeowners and commercial multiple peril property insurance have, in the past, generated the vast majority of our catastrophe-related claims. Our catastrophe losses have historically been principally weather-related, particularly from hurricanes, as well as snow and ice damage from winter storms. However, Chaucer’s international operations subject us to greater diversity in the types and geographic distribution of potential catastrophe losses. For example, Chaucer incurred catastrophe losses in 2015 from a port explosion in China, in 2014 from snowstorms in Japan, a hurricane in Mexico and tornado and hail storms in the U.S. and in 2013 from floods in Europe and hurricanes in Mexico.

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

We purchase catastrophe reinsurance as protection against catastrophe losses. Based upon an ongoing review of our reinsurers’ financial statements, financial strength ratings assigned to them by rating agencies, their reputations in the reinsurance marketplace, our collections history with them and the analysis and guidance of our reinsurance advisors, we believe that the financial condition of our reinsurers is sound. However, reinsurance is subject to counterparty risks, including those resulting from over-concentration of exposures within the industry. In setting our retention levels and coverage limits, we also consider our level of statutory surplus and exposures, as well as the current reinsurance pricing environment. Should we experience losses from one significant or several large catastrophes, there can be no assurance that our reinsurance program will provide adequate coverage levels.

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

Similar to insurance companies, reinsurance companies can also be adversely impacted when catastrophes occur. There can be no assurance that we will be able to maintain our current levels of reinsurance coverage. In particular, and as discussed under “Reinsurance Program Overview” of this Form 10-K, not all of our 2016 reinsurance programs for the Commercial and Personal Lines and Chaucer business are fully placed. Future catastrophic events and other changes in the reinsurance marketplace, including as a result of investment losses or disruptions due to challenges in the financial markets that have occurred or could occur in the future, may adversely affect our ability to obtain such coverages, as well as adversely affect the cost of obtaining that coverage.

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

We purchase reinsurance by transferring part of the risk that we have assumed (known as ceding) to reinsurance companies in exchange for part of the premium we receive in connection with the risk. As of December 31, 2015, our reinsurance receivable (including from the MCCA) amounted to approximately $2.6 billion. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the reinsured) of our liability to our policyholders or, in cases where we are a reinsurer, to our reinsureds. Accordingly, we bear counterparty risk with respect to our reinsurers. Although we monitor the credit quality of our reinsurers, we cannot be sure that they will pay the reinsurance recoverables owed to us currently or in the future or that they will pay such recoverables on a timely basis.

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

In most of the U.S. jurisdictions in which we operate, our property and casualty insurance subsidiaries are required to participate in mandatory property and casualty shared market mechanisms, government-sponsored reinsurance programs or pooling arrangements. These arrangements are designed to provide various insurance coverages to individuals or other entities that otherwise are unable to purchase such coverage or to support the costs of uninsured motorist claims in a particular state or region. We cannot predict whether our participation in these shared market mechanisms or pooling arrangements will provide underwriting profits or losses to us. For the year ended December 31, 2015, we experienced an underwriting loss of $13.2 million from participation in these mechanisms and pooling arrangements, compared to underwriting losses of $15.1 million and $14.5 million in 2014 and 2013, respectively. We may face similar or even more dramatic earnings fluctuations in the future.

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

We also have credit risk associated with certain mandatory reinsurance programs such as the MCCA. The MCCA was created to fund Michigan’s unique unlimited personal injury protection benefit. As of December 31, 2015, our estimated reinsurance recoverable from the MCCA was $906.5 million. In most years, the MCCA operates with a deficit which may fluctuate significantly based on investment returns, discount rates, incurred claims, annual assessments and other factors.

In addition, we may be adversely affected by liabilities resulting from our previous participation in certain voluntary property and casualty assumed reinsurance pools. We have terminated participation in virtually all property and casualty voluntary pools, but remain subject to claims related to periods in which we participated. The property and casualty industry’s assumed reinsurance businesses have suffered substantial losses during the past several years, particularly related to environmental and asbestos exposure for property and casualty coverages, in some cases resulting from incidents alleged to have occurred decades ago. Due to the inherent volatility in these businesses, possible issues related to the enforceability of reinsurance treaties in the industry and the recent history of increased losses, we cannot provide assurance that our current reserves are adequate or that we will not incur losses in the future. Our operating results and financial position may be adversely affected by liabilities resulting from any such claims in excess of our loss estimates. As of December 31, 2015, our reserves for these pools totaled $34.4 million.

Our businesses are heavily regulated, and changes in regulation may reduce our profitability.

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

Legislative and regulatory restrictions are constantly evolving and are subject to then current political pressures. For example, following Superstorm Sandy, the states of New Jersey and New York were considering proposals such as homeowners’ “Bill of Rights”, restrictions on storm deductibles and additional mandatory claim handling guidelines. More recently, the California Insurance Commissioner requested that all insurers operating in California voluntarily divest from any investments they may have in thermal coal. Such actions also occur at the federal level, such as the U. S. Department of Housing and Urban Development’s proposal that may increase the legal risk of providing homeowners and commercial residential property insurance by imposing liability for discrimination on the basis of a disparate-impact theory even without any evidence of discriminatory intent. Some states are also considering mandating owners of firearms to purchase liability insurance.

In addition, The Dodd-Frank Wall Street Reform and Consumer Protection Act provides for enhanced regulation for the financial services industry through initiatives including, but not limited to, the creation of a Federal Insurance Office and several federal oversight agencies, the requiring of more transparency, accountability and focus in protecting investors and businesses, input of shareholders regarding executive compensation, and enhanced empowerment of regulators to pursue those who engage in financial fraud and unethical business practices. The SEC adopted regulations designed to encourage, reward, and protect “whistleblowers”, whether or not they first report the potential infraction to the company for correction or remedial action.

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

From time to time, Congress, as well as state, local and foreign governments, also consider legislation that could increase our tax costs. For example, the Organization for Economic Cooperation and Development has undertaken projects that, if enacted, may have a material impact on our income tax provision. In particular, the organization is working on a project to address perceived differences in international laws and the impact of such differences on overall corporate taxes being paid. If these or other proposals or legislation are enacted, our income tax expense may increase, with a corresponding decrease to consolidated net income.

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

As a specialist in Lloyd’s insurance group, Chaucer is subject to a number of specific risk factors and uncertainties, including without limitation:

•

its reliance on insurance and reinsurance brokers and Lloyd’s distribution channels to distribute and market its products (so called “coverholders”), including its reliance on three major brokers who each were responsible for ten percent or more of Chaucer’s gross written premium in 2015;

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
•

its ongoing ability to utilize Lloyd’s trading licenses in order to underwrite business outside the United Kingdom, including Chaucer’s ability to write business in the European market if the United Kingdom withdraws from the European Union and Lloyd’s does not obtain alternative licensing permissions;

•	its ongoing exposure to levies and charges in order to underwrite at Lloyd’s; and
•	the requirement to maintain deposits in the United States for U.S. site risks it underwrites.

Whenever a member of Lloyd’s is unable to pay its policyholder obligations, such obligations may be payable by the Lloyd’s Central Fund. If Lloyd’s determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd’s members up to 3% of a member’s underwriting capacity in any one year. We do not believe that any assessment is likely in the foreseeable future and have not provided allowance for such an assessment. However, based on our 2016 estimated underwriting capacity at Lloyd’s of £669.9 million, the December 31, 2015 exchange rate of 1.47 dollars per GBP and assuming the maximum 3% assessment, we could be assessed up to approximately $29.6 million in 2016.

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

All fifty states of the United States and the District of Columbia have insurance guaranty fund laws requiring property and casualty insurance companies doing business within the state to participate in guaranty associations. These associations are organized to pay contractual obligations under insurance policies issued by impaired or insolvent insurance companies. The associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired or insolvent insurer is engaged. Although mandatory assessments by state guaranty funds that are used to cover losses to policyholders of insolvent or rehabilitated companies can be substantially recovered through policyholder surcharges or a reduction in future premium taxes in many states (provided the collecting insurer continues to write business in such state), there can be no assurance that all funds will be recoupable in the future. During 2015, we had a total assessment of $5.1 million levied against us, with refunds of $0.1 million received in 2015 for a total net assessment of $5.0 million. As of December 31, 2015, we have $0.6 million of reserves related to guaranty fund assessments. In the future, these assessments may increase above levels experienced in the current and prior years. Future increases in these assessments depend upon the rate of insolvencies of insurance companies. An increase in assessments could adversely affect our results of operations and financial condition.

If we are unable to attract and retain qualified personnel, or if we experience the loss or retirement of key executives or other key employees, we may not be able to compete effectively and our operations could be impacted significantly.

Our future success will be affected by our continued ability to attract, develop and retain qualified executives and other key employees, particularly those experienced in the property and casualty industry and the Lloyd’s market. Additionally, we are currently conducting a search for a new CEO and CFO. To the extent we are unable to fill such positions in a timely manner, our business could be adversely impacted.

Our profitability could be adversely affected by our relationships with our agencies.

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

In addition, we could be adversely affected if our agencies, including managing general agencies, with which we do business exceed the authority that we have given them or breach the obligations that they owe to us. Although we routinely monitor our agency relationships, such actions could expose us to liability and have a negative impact on our results of operations and financial condition.

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

As we enter new states or regions or grow business in our identified growth states, there can be no assurance that we won’t experience higher loss trends than anticipated.

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

There can be no assurance that we will be able to successfully integrate recent and any future acquisitions or that we will not assume unknown liabilities and reserve deficiencies in connection with such acquisitions. If we are unable to successfully integrate new businesses, then we could be impeded from realizing the benefits of an acquisition. The integration process could disrupt our business, and a failure to successfully integrate newer businesses could have a material adverse effect on our business, financial condition and results of operations. The difficulties of integrating an acquisition and risks to our business include, among others:

•	unanticipated issues in integrating information, communications and other systems;
•	unanticipated incompatibility of logistics, marketing and administration methods;
•	maintaining employee morale and retaining key employees;
•	integrating the business cultures of different companies;
•	preserving important strategic, reinsurance and other relationships;
•	integrating legal and financial controls in multiple jurisdictions;
•	consolidating corporate and administrative infrastructures and eliminating duplicative operations;
•	the diversion of management’s attention from ongoing business concerns;
•	integrating geographically separate organizations;
•	unexpected or overlapping concentrations of risk where one event or series of events can affect many insured parties;
•	significant transaction costs, including the effect of exchange rate fluctuations;
•	risks and uncertainties in our ability to increase the investment yield on the investment portfolio;
•	uncertainties in our ability to decrease leverage as a result of adding future earnings to our capital base;
•	risks and uncertainties regarding the volatility of underwriting results in a combined entity;
•	the ability to more efficiently manage capital;
•	the ability to improve renewal rates and increase new property and casualty policy counts;
•	the ability to increase or maintain certain property and casualty insurance rates;
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

In addition, even if we are able to successfully integrate recent and future acquisitions, we may not realize the full benefits of such acquisitions, including the synergies, cost savings or underwriting or growth opportunities that we expect. It is possible that these benefits may not be achieved within the anticipated time frame, or at all.

Our international operations expose us to additional risks which could cause a material adverse effect on our business, financial position and results of operations.

Our operations extend to countries outside the U.S., and operating globally increases the scope of our risks and exposes us to certain additional risks, including but not limited to:

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

We are rated by several rating agencies, and downgrades to our ratings could adversely affect our operations.

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

Upon an acquisition of a business, we record goodwill and intangible assets at fair value. Goodwill and intangible assets determined to have indefinite useful lives are not amortized, while other intangible assets are amortized over their estimated useful lives. Goodwill and intangible assets that are not amortized are reviewed for impairment at least annually. Evaluating the recoverability of such assets requires us to rely on estimates and assumptions related to return on equity, margin, growth rates, discount rates, and other data. There are inherent uncertainties related to these factors, and significant judgment is required in applying these factors. Goodwill and intangible asset impairment charges can result from declines in operating results, divestitures or sustained market declines and other factors. As of December 31, 2015, goodwill and intangible assets that are not amortized totaled $262.2 million and represented 9.2% of shareholders’ equity. Our legacy Hanover and Citizens businesses represent 47% of this balance; Chaucer represents 24% of this balance; AIX represents 19% of this balance; and, the remaining acquisitions combined represent 10% of this balance. Although we believe these assets are recoverable, we cannot provide assurance that future market or business conditions would not result in the impairment of a portion of these assets. Impairment charges could materially affect our financial position and our financial results in the quarter or annual period in which they are recognized.

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

We believe our reserves for the accident and health assumed and ceded reinsurance business appropriately reflect current claims, unreported losses and likely investment returns on related assets supporting these reserves. However, due to the inherent volatility in this business and the reporting lag of losses that tend to develop over time and which ultimately affect excess covers, there can be no assurance that current reserves are adequate or that we will not have additional losses in the future. Although we have discontinued participation in these reinsurance arrangements, unreported claims related to the years in which we were a participant may be reported, and previously reported claims may develop unfavorably. If any such unreported claims or unfavorable development is reported to us, our results of operations and financial position may be negatively impacted. In addition, the passage of the Federal Healthcare Act has caused us to have to expand our benefits for a portion of the residual healthcare policies with limited ability to increase premiums.

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

Chaucer’s business is similarly subject to risks related to the economy. In addition to the risks noted above, adverse economic conditions could negatively affect our ability to obtain letters of credit utilized by Chaucer to underwrite business through Lloyd’s.

At December 31, 2015, we held approximately $8 billion of investment assets in categories such as fixed maturities, equity securities, other investments, and cash and short-term investments. Our investments are primarily concentrated in the U.S. domestic market; however, we have exposure to international markets as well, with approximately 17% of our cash and investment assets invested in foreign markets. Our investment returns, and thus our profitability, statutory surplus and shareholders’ equity, may be adversely affected from time to time by conditions affecting our specific investments and, more generally, by bond, stock, real estate and other market fluctuations and general economic, market and political conditions, including concerns regarding sub-prime and prime mortgages, as well as residential and commercial mortgage-backed or other debt securities, increasing concerns relating to the municipal bond markets and European sovereign debt, and developments that negatively impact our investment in real estate. Many of these broader market conditions are out of our control. Our ability to make a profit on insurance products depends in part on the returns on investments supporting our obligations under these products, and the value of specific investments may fluctuate substantially depending on the foregoing conditions. We may use a variety of strategies to hedge our exposure to interest and currency rates and other market risks. However, hedging strategies are not always available and carry certain credit risks, and our hedging could be ineffective. Moreover, increased government regulation of certain derivative transactions used to hedge certain market risks has served to prevent (or otherwise substantially increase the cost associated with) hedging such risks.

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

Market conditions also affect the value of assets under our employee pension plans, including our U.S. Cash Balance Plan and Chaucer pension plan. The expense or benefit related to our employee pension plans results from several factors, including, but not limited to, changes in the market value of plan assets, interest rates, regulatory requirements or judicial interpretation of benefits. At December 31, 2015, our U.S. plan assets included approximately 85% of fixed maturities and 15% of equity securities and other assets. At December 31, 2015, our Chaucer pension plan assets included approximately 56% of equities, 32% of fixed maturities, and 12% of real estate funds. The Chaucer pension plan had net liabilities that exceeded assets by approximately $5 million as of December 31, 2015. Additionally, our net liabilities exceed assets by approximately $38 million and $28 million for our U.S. non-qualified (which is an unfunded plan) and U.S. qualified pension plans, respectively, at December 31, 2015. Declines in the market value of plan assets and interest rates from levels at December 31, 2015, among other factors, could impact our funding estimates and negatively affect our results of operations. Deterioration in market conditions and differences between our assumptions and actual occurrences, and behaviors, including judicial determinations of ultimate benefit obligations pursuant to the Durand case discussed elsewhere, or otherwise, could result in a need to fund more into the qualified plans to maintain an appropriate funding level.

We may experience unrealized losses on our investments, especially during a period of heightened volatility, which could have a material adverse effect on our results of operations or financial condition.

Our investment portfolio and shareholders’ equity can be, and in the past have been, significantly impacted by the changes in the market values of our securities. U.S. and global financial markets and economies remain uncertain. This could result in unrealized and realized losses in future periods, and adversely affect the liquidity of our investments, which could have a material adverse impact on our results of operations and our financial position. At December 31, 2015, our financial position is benefited by $103.9 million as a result of unrealized gains, largely driven by the low interest rate environment. Information with respect to interest rate sensitivity is included in “Quantitative and Qualitative Disclosures” in Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K. Valuation of financial instruments (i.e. Level 1, 2, or 3) include methodologies, estimates, assumptions and judgments that are inherently subjective and open to different interpretations and could result in changes to investment valuations or the ability to receive such valuations on sale. During periods of market disruption it may be difficult to value certain of our securities if trading becomes less frequent and/or market data becomes less observable. In addition, in times of financial market disruption, certain asset classes that were in active markets with significant observable data may become illiquid. In those cases, the valuation process includes inputs that are less observable and require more subjectivity and judgment by management.

If, following such declines, we are unable to hold our investment assets until they recover in value, or if such asset value never recovers, we would incur other-than-temporary impairments which would be recognized as realized losses in our results of operations, reduce net income and earnings per share and adversely affect our liquidity. Temporary declines in market value are recorded as unrealized losses, which do not affect net income and earnings per share, but reduce other comprehensive income, which is reflected on our Consolidated Balance Sheets. We cannot provide assurance that we will not have additional other-than-temporary impairments and/or unrealized investment losses in the future. Likewise, there can be no assurance that our investment portfolio will retain the net unrealized gains reflected on the balance sheet as of December 31, 2015, since such gains are dependent on prevailing interest rates, credit ratings and creditworthiness and general economic and other factors.

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

Our reporting currency is the U.S. dollar. The functional currencies of our Chaucer segment are the U.S. dollar, U.K. pound sterling and the Canadian dollar. Exchange rate fluctuations relative to the functional currencies may materially impact our financial position. Further, our Chaucer segment transacts business and maintains assets and liabilities in currencies different than its functional currency, which exposes us to changes in currency exchange rates. In addition, locally required capital levels are invested in local currencies in order to satisfy regulatory requirements and to support local insurance operations regardless of currency fluctuations. We attempt to manage our foreign currency exposure through matching of assets and liabilities, and may also utilize derivatives from time to time. Despite our mitigation efforts, exposure to foreign exchange loss could have a material adverse effect on our reported earnings and book value.

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

Our Chaucer business is required to satisfy Lloyd’s minimum capital standards. We satisfy Lloyd’s “member deposit funds” requirement (referred to as Funds at Lloyd’s or “FAL”), in part, through a standby letter of credit. If the letters of credit were drawn, we would expect to use a syndicated credit facility to pay such obligation, which would increase our debt borrowings. Our ability to borrow under this facility is conditioned upon the satisfaction of covenants and other requirements contained in the facility. If the syndicated credit facility was not available to repay this letter of credit facility, we would need to obtain capital elsewhere, and face the risk that alternative financing, such as through cash or other borrowings, would not be available at acceptable terms, if at all. In addition, no assurance can be given as to how much business Lloyd’s will permit Chaucer to underwrite in any single year or as to the viability and cost of change to our current capital structure.
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

ITEM 3–LEGAL PROCEEDINGS

Reference is made to the litigation matter captioned “Durand Litigation” included in Note 18 - “Commitments and Contingencies – Legal Proceedings” in the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K.

ITEM 4–MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5–MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK AND STOCKHOLDER OWNERSHIP

Our common stock is traded on the New York Stock Exchange under the symbol “THG”. On February 22, 2016, we had approximately 19,452 shareholders of record and 42,819,501 shares outstanding. On the same date, the trading price of our common stock was $84.07 per share.

COMMON STOCK PRICES

The following tables set forth the high and low sales prices of our common stock for the periods indicated:

2015	High (1)	Low (1)
First Quarter	$73.47	$67.74
Second Quarter	$74.90	$68.55
Third Quarter	$83.28	$74.76
Fourth Quarter	$87.42	$76.00

2014
First Quarter	$61.51	$52.86
Second Quarter	$64.36	$56.88
Third Quarter	$64.42	$57.80
Fourth Quarter	$73.59	$59.73
(1)	Common stock prices were obtained from a third party service provider.

DIVIDENDS

The Board of Directors declared dividends in 2015 and 2014 as follows:

	2015 Per Share Amount	2014 Per Share Amount
First Quarter	$0.41	$0.37
Second Quarter	$0.41	$0.37
Third Quarter	$0.41	$0.37
Fourth Quarter	$0.46	$0.41

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

ISSUER PURCHASES OF EQUITY SECURITIES

The Board of Directors has authorized a stock repurchase program which provides for aggregate repurchases of up to $900 million, including a $300 million increase in the program in October 2015. Under the repurchase authorizations, we may repurchase our common stock from time to time, in amounts and prices and at such times as deemed appropriate, subject to market conditions and other considerations. Our repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. Total repurchases under this program as of December 31, 2015 were 12.7 million shares at a cost of $610.8 million.

Shares purchased in the fourth quarter of 2015 are as follows:

PERIOD	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (in millions)
October 1 - 31, 2015 (1)	462,843	$81.01	321,484	$306
November 1 - 30, 2015 (2)	57,170	84.36	56,750	301
December 1 - 31, 2015 (3)	144,217	81.36	142,542	289
Total	664,230	$81.38	520,776	$289

(1)Includes 141,359 shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards.

(2)Includes 420 shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards.

(3)Includes 1,675 shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards.

ITEM 6 - SELECTED FINANCIAL DATA

FIVE YEAR SUMMARY OF SELECTED FINANCIAL HIGHLIGHTS(1)

YEARS ENDED DECEMBER 31	2015	2014	2013	2012	2011
(in millions, except per share data)
Statements of Income
Revenues
Premiums	$4,704.8	$4,710.3	$4,450.5	$4,239.1	$3,598.6
Net investment income	279.1	270.3	269.0	276.6	258.2
Net realized investment gains	19.5	50.1	33.5	23.6	28.1
Fees and other income	30.6	36.9	40.7	51.4	46.7
Total revenues	5,034.0	5,067.6	4,793.7	4,590.7	3,931.6
Losses and Expenses
Losses and loss adjustment expenses	2,884.1	2,927.5	2,761.1	2,974.4	2,550.8
Amortization of deferred acquisition costs	1,033.2	1,040.0	971.0	938.1	778.9
Net loss from repayment of debt	24.1	0.1	27.7	5.1	2.3
Gain on disposal of U.K. motor business	(38.4)	-	-	-	-
Other operating expenses	691.6	722.0	704.8	644.4	578.0
Total losses and expenses	4,594.6	4,689.6	4,464.6	4,562.0	3,910.0
Income before income taxes	439.4	378.0	329.1	28.7	21.6
Income tax expense (benefit)	108.6	95.7	83.4	(17.4)	(9.9)
Income from continuing operations	330.8	282.3	245.7	46.1	31.5
Discontinued operations	0.7	(0.3)	5.3	9.8	5.2
Net income	$331.5	$282.0	$251.0	$55.9	$36.7
Net income per common share (diluted)	$7.40	$6.28	$5.59	$1.23	$0.80
Dividends declared per common share	$1.69	$1.52	$1.36	$1.23	$1.13

Balance Sheets (at December 31)
Total assets	$13,790.9	$13,759.7	$13,378.7	$13,484.9	$12,598.6
Debt	812.8	903.5	903.9	849.4	911.1
Total liabilities	10,946.5	10,915.7	10,784.2	10,889.5	10,114.6
Shareholders' equity	2,844.4	2,844.0	2,594.5	2,595.4	2,484.0
(1)	Includes results of Chaucer Holdings Limited since the July 1, 2011 acquisition date.

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

Operating income before interest expense and income taxes was $465.6 million in 2015 compared to $406.2 million in 2014, an increase of $59.4 million. This increase is due to lower catastrophe losses, a lower expense ratio, and higher net investment income, partially offset by higher large loss activity in the Chaucer segment and lower favorable development on prior years’ loss and loss adjustment expense (“LAE”) reserves (“prior years’ loss reserves”). Pre-tax catastrophe losses were $181.3 million, compared to $223.0 million during 2014. Favorable development on prior years’ loss reserves was $94.3 million in 2015, compared to $99.1 million in 2014.

Effective June 30, 2015, we transferred our U.K. motor business to an unaffiliated U.K.-based insurance provider. The transaction was executed through a 100 percent reinsurance arrangement for prior claim liabilities and in-force policies written by this division and the sale of two entities associated with this business. Total consideration from the sale of Chaucer subsidiaries was $64.9 million and the transaction resulted in an after-tax non-operating net gain of $40.6 million. See also “Disposal of U.K. Motor Business” in Note 2 – “Dispositions of Businesses” in the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K.

Pricing in our Commercial and Personal Lines remains favorable as we continue to respond to increased weather-related losses over recent years, as well as to the earnings impact of reduced investment income as a result of low interest rates, and other factors. We are continuing efforts to improve our underwriting results in both our Commercial and Personal Lines, through rate increases and improvements to our mix of business. At Chaucer, we continued to experience competitive pressure on rates in 2015. In response to these challenging market conditions, we continue to actively manage Chaucer’s underwriting portfolio, using our expertise, distinctive underwriting capabilities and market knowledge to target specific attractive underwriting opportunities.

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

We believe these efforts have driven, and will continue to drive, improvement in our overall mix of business and ultimately our underwriting profitability. Commercial Lines net premiums written grew by 5.8% in 2015, driven by both our core commercial and specialty businesses. This growth is primarily due to rate and exposure increases, increased retention and targeted new business expansion.

Underwriting results declined slightly in 2015, as compared to 2014, due to an increase in unfavorable development on prior years’ loss reserves, partially offset by growth in earned premium, underwriting expense efficiencies and improved current accident year loss performance. The competitive nature of the Commercial Lines market requires us to be highly disciplined in our underwriting process to ensure that we write business at acceptable margins, and we continue to seek rate increases across our lines of business.

Personal Lines

Personal Lines focuses on partnering with high quality, value-oriented agencies that deliver consultative selling and stress the importance of account rounding (the conversion of single policy customers to accounts with multiple policies and additional coverages). Approximately 80% of our policies in force are account business. We are focused on making investments that help maintain profitability, build a distinctive position in the market, help diversify us geographically from our largest historical core states of Michigan, Massachusetts and New York, and provide us with profitable growth opportunities.

Underwriting results improved in 2015, as compared to 2014, primarily due to lower catastrophe losses and increased favorable development on prior years’ loss reserves. We continue to seek rate increases in excess of underlying loss cost trends, subject to regulatory and competitive considerations.

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

Underwriting results improved slightly in 2015, as compared to 2014, primarily due to increased favorable development on prior years’ loss reserves, lower catastrophe losses and lower expenses, partially offset by higher large loss activity in our energy line. Excluding the U.K. motor business, due to the aforementioned transfer effective June 30, 2015, Chaucer net premiums written declined by 3.9% in 2015, primarily due to lower volumes in the energy, marine and property lines, partially offset by growth in the specialist liability line.

DESCRIPTION OF OPERATING SEGMENTS

Primary business operations include insurance products and services currently provided through four operating segments. Our domestic operating segments are Commercial Lines, Personal Lines, and Other. Our international operating segment is Chaucer. Commercial Lines includes commercial multiple peril, commercial automobile, workers’ compensation and other commercial coverages, such as inland marine, specialty program business, management and professional liability, surety and specialty property. Personal Lines includes personal automobile, homeowners and other personal coverages. Chaucer includes marine and aviation, property, energy, U.K. motor, and casualty and other coverages (which includes international liability, specialist liability coverages, and syndicate participations). As a result of the aforementioned transfer of our U.K. motor business, results from the Chaucer segment no longer include this business subsequent to June 30, 2015. Included in the “Other” segment are Opus Investment Management, Inc., which markets investment management services to institutions, pension funds and other organizations; earnings on holding company assets; and, a discontinued voluntary pools business. We present the separate financial information of each segment consistent with the manner in which our chief operating decision maker evaluates results in deciding how to allocate resources and in assessing performance.

We report interest expense on debt separately from the earnings of our operating segments. This consists of interest on our senior debentures, subordinated debentures, collateralized borrowings with the Federal Home Loan Bank of Boston (“FHLBB”), and letter of credit facility.

RESULTS OF OPERATIONS – CONSOLIDATED

2015 Compared to 2014

Consolidated net income was $331.5 million in 2015, compared to $282.0 million in 2014. The increase of $49.5 million is primarily due to higher operating income of $47.3 million, principally from lower catastrophe losses and a lower expense ratio.  Additionally, consolidated net income in 2015 included the $40.6 million net gain from the disposal of the U.K. motor business. These increases were partially offset by lower net realized investment gains and an increase in net losses from repayments of debt. Net realized investment gains decreased during 2015 primarily as a result of an increase in other-than-temporary impairments (“OTTI”), and from lower gains from the sale of securities. Additionally, the year ended December 31, 2014 included after-tax losses of $7.9 million from the settlement of a portion of the defined benefit pension plan obligation.

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

The following table reflects operating income for each operating segment and a reconciliation of operating income to consolidated net income.

YEARS ENDED DECEMBER 31	2015	2014	2013
(in millions)
Operating income (loss) before interest expense and income taxes:
Commercial Lines	$143.3	$139.9	$132.4
Personal Lines	149.3	99.0	118.6
Chaucer	183.7	177.6	150.4
Other	(10.7)	(10.3)	(8.0)
Operating income before interest expense and income taxes	465.6	406.2	393.4
Interest expense on debt	(60.1)	(65.2)	(65.3)
Operating income before income taxes	405.5	341.0	328.1
Income tax expense on operating income	(125.5)	(108.3)	(100.9)
Operating income	280.0	232.7	227.2
Gain on disposal of U.K. motor business, net of tax	40.6	-	-
Other non-operating items:
Net realized investment gains	19.5	50.1	33.5
Loss from settlement of pension obligation	-	(12.1)	-
Net loss from repayment of debt	(24.1)	(0.1)	(27.7)
Other	0.1	(0.9)	(4.8)
Income tax benefit on non-operating items	14.7	12.6	17.5
Income from continuing operations, net of taxes	330.8	282.3	245.7
Net gain (loss) from discontinued operations, net of taxes	0.7	(0.3)	5.3
Net income	$331.5	$282.0	$251.0

RESULTS OF OPERATIONS - SEGMENTS

The following is our discussion and analysis of the results of operations by business segment. The operating results are presented before interest expense, taxes and other items which management believes are not indicative of our core operations, including realized gains and losses.

The following table summarizes the results of operations for the periods indicated:

YEARS ENDED DECEMBER 31	2015	2014	2013
(in millions)
Operating revenues
Net premiums written	$4,616.8	$4,810.1	$4,552.7
Net premiums earned	$4,704.8	$4,710.3	$4,450.5
Net investment income	279.1	270.3	269.0
Other income	30.6	36.9	40.7
Total operating revenues	5,014.5	5,017.5	4,760.2
Losses and operating expenses
Losses and LAE	2,884.1	2,927.5	2,761.1
Amortization of deferred acquisition costs	1,033.2	1,040.0	971.0
Other operating expenses	631.6	643.8	634.7
Total losses and operating expenses	4,548.9	4,611.3	4,366.8
Operating income before interest expense and income taxes	$465.6	$406.2	$393.4

2015 Compared to 2014

Operating income before interest expense and income taxes was $465.6 million for the year ended December 31, 2015, compared to $406.2 million for the year ended December 31, 2014, an increase of $59.4 million. This increase was due primarily to lower catastrophe losses, a lower expense ratio and higher net investment income, partially offset by higher large loss activity in the Chaucer segment and lower favorable development on prior years’ loss reserves.

Catastrophe-related activity for the year ended December 31, 2015 was $181.3 million, compared to $223.0 million for the year ended December 31, 2014, a decrease of $41.7 million.

Favorable development on prior years’ loss reserves was $94.3 million for the year ended December 31, 2015, compared to $99.1 million for the year ended December 31, 2014, a decrease of $4.8 million.

Excluding the effect of our transfer of the U.K. motor business, net premiums written increased by $112.7 million for the year ended December 31, 2015, compared to the year ended December 31, 2014. This increase was primarily driven by pricing increases, increased retention, and targeted new business expansion primarily in Commercial Lines. U.K. motor net premium written was $(8.3) million and $297.7 million in 2015 and 2014, respectively.

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

Net premiums written grew by $257.4 million for the year ended December 31, 2014, compared to the year ended December 31, 2013, and net premiums earned grew by $259.8 million. Chaucer accounted for $113.9 million of the net premiums written increase and $183.9 million of the net premiums earned increase, primarily due to growth in the casualty and marine lines, the increase in Chaucer’s economic interests in Syndicate 1084, and the favorable impact of foreign exchange movements. Additionally, growth in our Commercial Lines resulting from rate increases, increased retention and targeted new business expansion, was partially offset by a decrease in our Personal Lines net premiums written.

PRODUCTION AND UNDERWRITING RESULTS

The following table summarizes premiums written on a gross and net basis, net premiums earned and loss, LAE, expense and combined ratios for the Commercial Lines, Personal Lines and Chaucer segments. Loss, LAE, catastrophe loss and combined ratios shown below include prior year reserve development. These items are not meaningful for our Other segment.

	YEAR ENDED DECEMBER 31, 2015
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$2,592.5	$2,281.9	$2,227.0	4.0	64.0	36.4	100.4
Personal Lines	1,530.5	1,445.6	1,426.6	5.3	66.0	28.2	94.2
Chaucer	1,321.5	889.3	1,051.2	1.6	49.2	38.3	87.5
Total	$5,444.5	$4,616.8	$4,704.8	3.9	61.3	34.4	95.7

	YEAR ENDED DECEMBER 31, 2014
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$2,442.5	$2,155.9	$2,081.4	4.2	63.1	37.1	100.2
Personal Lines	1,517.3	1,422.8	1,407.1	7.6	69.6	28.1	97.7
Chaucer	1,505.6	1,231.4	1,221.8	2.4	51.9	38.1	90.0
Total	$5,465.4	$4,810.1	$4,710.3	4.7	62.2	34.7	96.9

	YEAR ENDED DECEMBER 31, 2013
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$2,295.9	$2,007.2	$1,958.4	2.0	62.4	38.0	100.4
Personal Lines	1,531.6	1,428.0	1,454.2	4.6	68.8	27.9	96.7
Chaucer	1,374.2	1,117.5	1,037.9	3.3	51.8	37.8	89.6
Total	$5,201.7	$4,552.7	$4,450.5	3.1	62.0	34.7	96.7

The following table summarizes net premiums written, and loss and LAE and catastrophe loss ratios by line of business for the Commercial Lines and Personal Lines segments. Loss and LAE and catastrophe loss ratios include prior year reserve development.

	YEAR ENDED DECEMBER 31, 2015
(dollars in millions)	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios
Commercial Lines:
Commercial multiple peril	$752.6	61.7	7.4
Commercial automobile	306.0	78.2	0.2
Workers' compensation	267.8	50.6	-
Other commercial	955.5	64.9	3.7
Total Commercial Lines	2,281.9	64.0	4.0
Personal Lines:
Personal automobile	900.0	71.1	0.5
Homeowners	507.4	59.7	14.0
Other personal	38.2	32.2	2.6
Total Personal Lines	1,445.6	66.0	5.3
Total	$3,727.5	64.8	4.5

	YEAR ENDED DECEMBER 31, 2014
(dollars in millions)	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios
Commercial Lines:
Commercial multiple peril	$705.1	62.2	10.4
Commercial automobile	302.6	76.6	0.4
Workers' compensation	247.8	68.0	-
Other commercial	900.4	57.7	1.8
Total Commercial Lines	2,155.9	63.1	4.2
Personal Lines:
Personal automobile	884.1	72.5	1.0
Homeowners	499.0	67.1	19.5
Other personal	39.7	38.3	2.5
Total Personal Lines	1,422.8	69.6	7.6
Total	$3,578.7	65.8	5.6

	YEAR ENDED DECEMBER 31, 2013
(dollars in millions)	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios
Commercial Lines:
Commercial multiple peril	$651.7	57.4	4.6
Commercial automobile	304.7	74.4	0.2
Workers' compensation	229.6	62.1	-
Other commercial	821.2	62.1	1.1
Total Commercial Lines	2,007.2	62.4	2.0
Personal Lines:
Personal automobile	890.3	75.9	0.4
Homeowners	496.7	58.0	12.0
Other personal	41.0	43.7	5.0
Total Personal Lines	1,428.0	68.8	4.6
Total	$3,435.2	65.1	3.1

The following table summarizes premiums written on a gross and net basis and net premiums earned by line of business for the Chaucer segment.

	YEAR ENDED DECEMBER 31, 2015
(in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Chaucer:
Marine and aviation	$354.2	$286.9	$277.6
Property	236.1	166.9	169.1
Energy	198.6	136.2	174.8
U.K. motor	187.5	(8.3)	135.4
Casualty and other	345.1	307.6	294.3
Total Chaucer	$1,321.5	$889.3	$1,051.2

	YEAR ENDED DECEMBER 31, 2014
(in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Chaucer:
Marine and aviation	$374.6	$304.8	$284.1
Property	245.4	179.2	187.6
Energy	247.2	173.0	200.0
U.K. motor	319.1	297.7	305.9
Casualty and other	319.3	276.7	244.2
Total Chaucer	$1,505.6	$1,231.4	$1,221.8

	YEAR ENDED DECEMBER 31, 2013
(in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Chaucer:
Marine and aviation	$348.0	$277.1	$250.0
Property	254.6	191.9	183.6
Energy	233.3	174.2	169.6
U.K. motor	319.4	300.5	284.2
Casualty and other	218.9	173.8	150.5
Total Chaucer	$1,374.2	$1,117.5	$1,037.9

The following table summarizes GAAP underwriting results for the Commercial Lines, Personal Lines, Chaucer and Other segments and reconciles it to operating income.

	YEAR ENDED DECEMBER 31, 2015
(in millions)	Commercial Lines	Personal Lines	Chaucer	Other	Total
Underwriting profit (loss), excluding prior year
reserve development and catastrophes	$121.2	$128.1	$28.2	$(1.6)	$275.9
Prior year favorable (unfavorable) loss and LAE reserve
development	(45.2)	19.7	120.1	(0.3)	94.3
Pre-tax catastrophe effect	(88.7)	(75.8)	(16.8)	-	(181.3)
Underwriting profit (loss)	(12.7)	72.0	131.5	(1.9)	188.9
Net investment income	156.3	72.5	45.9	4.4	279.1
Fees and other income	8.4	12.2	7.0	3.0	30.6
Other operating expenses	(8.7)	(7.4)	(0.7)	(16.2)	(33.0)
Operating income (loss) before interest expense and
income taxes	$143.3	$149.3	$183.7	$(10.7)	$465.6

	YEAR ENDED DECEMBER 31, 2014
(in millions)	Commercial Lines	Personal Lines	Chaucer	Other	Total
Underwriting profit (loss), excluding prior year
reserve development and catastrophes	$88.7	$123.4	$46.7	$(1.7)	$257.1
Prior year favorable (unfavorable) loss and LAE reserve
development	(9.2)	5.1	104.6	(1.4)	99.1
Pre-tax catastrophe effect	(87.8)	(106.4)	(28.8)	-	(223.0)
Underwriting profit (loss)	(8.3)	22.1	122.5	(3.1)	133.2
Net investment income	149.4	71.9	44.2	4.8	270.3
Fees and other income	8.2	12.0	13.7	3.0	36.9
Other operating expenses	(9.4)	(7.0)	(2.8)	(15.0)	(34.2)
Operating income (loss) before interest expense and
income taxes	$139.9	$99.0	$177.6	$(10.3)	$406.2

	YEAR ENDED DECEMBER 31, 2013
(in millions)	Commercial Lines	Personal Lines	Chaucer	Other	Total
Underwriting profit (loss), excluding prior year
reserve development and catastrophes	$31.0	$118.2	$47.5	$(2.1)	$194.6
Prior year favorable (unfavorable) loss and LAE reserve
development	(3.3)	(13.7)	94.6	(1.3)	76.3
Pre-tax catastrophe effect	(38.7)	(66.9)	(34.4)	-	(140.0)
Underwriting profit (loss)	(11.0)	37.6	107.7	(3.4)	130.9
Net investment income	143.5	75.8	42.7	7.0	269.0
Fees and other income	7.6	12.5	17.6	3.0	40.7
Other operating expenses	(7.7)	(7.3)	(17.6)	(14.6)	(47.2)
Operating income (loss) before interest expense and
income taxes	$132.4	$118.6	$150.4	$(8.0)	$393.4

2015 Compared to 2014

Commercial Lines

Commercial Lines net premiums written were $2,281.9 million for the year ended December 31, 2015, compared to $2,155.9 million for the year ended December 31, 2014. This $126.0 million increase was primarily driven by pricing increases, increased retention, and targeted new business expansion.

Commercial Lines underwriting loss for the year ended December 31, 2015 was $12.7 million, compared to $8.3 million for the year ended December 31, 2014, a decline of $4.4 million. Unfavorable development on prior years’ loss reserves for the year ended December 31, 2015 was $45.2 million, compared to $9.2 million for the year ended December 31, 2014, an increase of $36.0 million.  Catastrophe-related losses increased slightly for the year ended December 31 2015 at $88.7 million, compared to $87.8 million for the year ended December 31, 2014. Unfavorable prior year development was due to higher than expected losses in Other Commercial Lines of $53.7 million, which includes our AIX program business. This was principally driven by losses in accident years 2013 and prior, primarily from programs which have since been terminated and from higher than expected losses in our general liability lines, partially offset by favorable development in our commercial umbrella and healthcare lines, also included in Other Commercial Lines. We also experienced unfavorable prior year development in our commercial automobile line of $23.4 million. These items were partially offset by favorable prior year development in our workers’ compensation line of $46.9 million.

Commercial Lines current accident year underwriting profit, excluding catastrophes, was $121.2 million for the year ended December 31, 2015, compared to $88.7 million for the year ended December 31, 2014. This $32.5 million improvement was primarily due to growth in earned premium, underwriting expense efficiencies, and improved loss performance in all major lines of business that resulted from our pricing and underwriting actions.

Pricing in Commercial Lines continued to be favorable in 2015 as we and the industry reacted to reduced investment income as a result of low interest rates, elevated loss trends in commercial automobile liability lines, recent weather-related losses, and other factors. We are continuing efforts to improve our underwriting results, including through increased rates; however, our ability to increase Commercial Lines net premiums written while maintaining or improving underwriting results may be affected by price competition and the challenging economic environment. We continue to monitor these trends and consider them in our rate actions.

Personal Lines

Personal Lines net premiums written were $1,445.6 million for the year ended December 31, 2015, compared to $1,422.8 million for the year ended December 31, 2014, an increase of $22.8 million. This was due primarily to increased rates and improved retention in both the personal automobile and homeowners lines of business.

Net premiums written in the personal automobile line of business for the year ended December 31, 2015 were $900.0 million compared to $884.1 million for the year ended December 31, 2014, an increase of $15.9 million. This increase was primarily due to rate increases, partially offset by a decline in policies in force of 3.2%. Net premiums written in the homeowners line of business for the year ended December 31, 2015 were $507.4 million, compared to $499.0 million for the year ended December 31, 2014, an increase of $8.4 million. This is attributable to rate increases which offset a decline in policies in force of 1.9%. The decline in policies in force in the personal automobile and homeowners lines were principally attributable to a decline in new business volume and, to a lesser extent, our exposure management actions over the last 12 months.

Personal Lines underwriting profit for the year ended December 31, 2015 was $72.0 million, compared to $22.1 million for the year ended December 31, 2014, an improvement of $49.9 million. Catastrophe losses for the year ended December 31, 2015 were $75.8 million, compared to $106.4 million for the year ended December 31, 2014, a decrease of $30.6 million. Favorable development on prior years’ loss reserves for the year ended December 31, 2015 was $19.7 million, compared to $5.1 million for the year ended December 31, 2014, an increase of $14.6 million, primarily from the homeowners line.

Personal Lines current accident year underwriting profit, excluding catastrophes, was $128.1 million in the year ended December 31, 2015, compared to $123.4 million for the year ended December 31, 2014. This $4.7 million improvement was primarily a result of our ongoing pricing and underwriting actions in both lines of business, partially offset by higher large loss experience in the homeowners line, largely due to fire.

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

Chaucer

Chaucer’s net premiums written were $889.3 million for the year ended December 31, 2015, compared to $1,231.4 million for the year ended December 31, 2014. This decline of $342.1 million was primarily due to the aforementioned transfer of the U.K. motor business. Excluding the U.K. motor business, net premiums written declined by $36.1 million or 3.9%, primarily due to lower volumes in the energy, marine and property lines, partially offset by growth in the specialist liability line.

Chaucer’s underwriting profit for the year ended December 31, 2015 was $131.5 million, compared to $122.5 million for the year ended December 31, 2014, an increase of $9.0 million. This increase is primarily due to higher favorable development on prior years’ loss reserves, lower catastrophe losses and lower expenses, partially offset by higher large loss activity in the energy line. Favorable development on prior years’ loss reserves for the year ended December 31, 2015 was $120.1 million, compared to $104.6 million for the year ended December 31, 2014, an increase of $15.5 million. Catastrophe losses for the year ended December 31, 2015 were $16.8 million, compared to $28.8 million for the year ended December 31, 2014, a decrease of $12.0 million.

Chaucer’s current accident year underwriting profit, excluding catastrophes, was $28.2 million in the year ended December 31, 2015, compared to $46.7 million for the year ended December 31, 2014. This $18.5 million decline was primarily due to higher large losses in the energy line, partially offset by lower losses in the aviation and property lines.

We continue to experience significant competition across the international insurance industry. Current pricing conditions in all markets continue to be affected by high industry capacity and competition, and a continued absence of major losses in our markets. There can be no assurance that we will be able to maintain adequate rates in light of economic and regulatory conditions in our markets.

Other

Other operating losses were $10.7 million for the year ended December 31, 2015, compared to $10.3 million for the year ended December 31, 2014, an increase of $0.4 million.

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

Net premiums written in the personal automobile line of business for the year ended December 31, 2014 were $884.1 million compared to $890.3 million for the year ended December 31, 2013, a decrease of $6.2 million. This decrease was primarily due to a decline in policies in force of 3.5%, primarily from ongoing exposure management actions and actions to improve underwriting results, partially offset by rate increases. Net premiums written in the homeowners line of business for the year ended December 31, 2014 were $499.0 million, compared to $496.7 million for the year ended December 31, 2013, an increase of $2.3 million.  This is primarily due to rate increases, partially offset by a  decline in policies in force of 5.3%, principally as a result of the aforementioned exposure management actions.

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

Management’s process for establishing loss reserves is a comprehensive process that involves input from multiple functions throughout our organization, including finance, actuarial, claims, legal, underwriting, distribution and business operations management. The process incorporates facts currently known and the current, and in some cases, the anticipated, state of the law and coverage litigation. Based on information currently available, we believe that the aggregate loss reserves at December 31, 2015 were adequate to cover claims for losses that had occurred as of that date, including both those known to us and those yet to be reported. However, as described below, there are significant uncertainties inherent in the loss reserving process. Our estimate of the ultimate liability for losses that had occurred as of December 31, 2015 is expected to change in future periods as we obtain further information, and such changes could have a material effect on our results of operations and financial condition.

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

The IBNR reserve includes a provision for claims that have occurred but have not yet been reported to us, some of which may not yet be known to the insured, as well as a provision for future development on reported claims. IBNR represents a significant proportion of our total net loss reserves, particularly for long-tail liability classes. In fact, approximately 51% of our aggregate net loss reserves at December 31, 2015 were for IBNR losses and loss expenses.

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

Given the inherent complexity of our loss reserve estimation process and the potential variability of the assumptions used, the actual emergence of losses will vary, perhaps substantially, from the estimate of losses included in our financial statements, particularly in those instances where settlements or other claim resolutions do not occur until well into the future. Our net loss reserves at December 31, 2015 were $4.3 billion. Therefore, a relatively small percentage change in the estimate of net loss reserves would have a material effect on our results of operations.

There is greater inherent uncertainty in estimating insurance reserves for certain types of property and casualty insurance lines, particularly liability lines, where a longer period of time may elapse before a definitive determination of ultimate liability and losses may be made. In addition, the technological, judicial, regulatory and political climates involving these types of claims are continuously evolving. There is also greater uncertainty in establishing reserves with respect to business that is new to us, particularly new business which is generated with respect to newly introduced product lines, by newly appointed agents or in geographies in which we have less experience in conducting business, such as the program business written by AIX Holdings, Inc. (“AIX”), Chaucer’s U.S. casualty treaty and international liability lines, our professional liability specialty lines, our excess and surplus specialty lines, and business written in the western part of the United States. In some of these cases, there is less historical experience or knowledge and less data upon which we can rely. A combination of business that is both new to us and has longer development periods provides even greater uncertainty in estimating insurance reserves. In our management and professional liability lines, we are modestly increasing, and expect to continue to increase, our exposure to longer-tailed liability lines, including directors and officers liability, errors and omissions liability and product liability coverages. The Chaucer business acquired in 2011 contains several liability lines, of which financial institution and professional liability, U.S. casualty treaty liability, international liability and energy liability, contribute the most uncertainty. Chaucer’s U.S. casualty treaty lines have grown in 2014 and 2015, due to our expanded underwriting capabilities.

We regularly update our reserve estimates as new information becomes available and additional events occur which may impact the resolution of unsettled claims. Reserve adjustments are reflected in the results of operations as adjustments to losses and LAE. Often, these adjustments are recognized in periods subsequent to the period in which the underlying policy was written and the loss event occurred. When these types of subsequent adjustments affect prior years, they are described separately as “prior year reserve development”. Such development can be either favorable or unfavorable to our financial results and may vary by line of business. As discussed below, estimated loss and LAE reserves for claims occurring in prior years developed favorably by $94.3 million, $99.1 million, and $76.3 million for the years ended December 31, 2015, 2014, and 2013, respectively. However, we have experienced unfavorable development in prior years and there can be no assurance that current loss and LAE reserves will be sufficient.

We regularly review our reserving techniques, our overall reserving position and our reinsurance. Based on (i) our review of historical data, legislative enactments, judicial decisions, legal developments in impositions of damages and policy coverage, political attitudes and trends in general economic conditions, (ii) our review of per claim information, (iii) our historical loss experience and that of the industry, (iv) the nature of policies written by us, and (v) our internal estimates of required reserves, we believe that adequate provision has been made for loss reserves. However, establishment of appropriate reserves is an inherently uncertain process and there can be no certainty that current established reserves will prove adequate in light of subsequent actual experience. A significant change to the estimated reserves could have a material impact on our results of operations and financial position. An increase or decrease in reserve estimates would result in a corresponding decrease or increase in financial results. For example, each one percentage point change in the aggregate loss and LAE ratio resulting from a change in reserve estimation is currently projected to have an approximate $47 million impact on operating income, based on 2015 full year premiums.

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

Short-tail classes consist principally of automobile physical damage, homeowners property, commercial property and marine business. The Chaucer business, while having more longer-tail coverages than our traditional U.S. business, contains a substantial book of worldwide property insurance and reinsurance business, including certain high excess property layers, marine property, aviation property and energy property business which has relatively short development patterns. For these property coverages, claims are generally reported and settled shortly after the loss occurs because the claims relate to tangible property and are more likely to be discovered shortly after the loss occurs, and property losses are often more easily valued. Consequently, the estimation of loss reserves for these classes is generally less complex. However, this is less true for our Chaucer reinsurance business and high excess property layers where there is often a longer period of time between the date a claim is incurred and the date the claim is reported compared with our direct insurance operations. Therefore, the risk of delayed recognition of loss reserve development is higher for our assumed reinsurance and high excess property layers than for our direct insurance lines.

While we estimate that a majority of our written premium is in what we would characterize as shorter-tailed classes of business, most of our loss reserves relate to longer-tail liability classes of business. Long-tailed classes include commercial liability, automobile liability, workers’ compensation and other types of third party coverage. Chaucer’s longer-tailed lines include aviation liability, marine liability, energy liability, nuclear liability, U.S. casualty treaty liability, international liability, specialist liability, and financial institutions and professional liability. For many liability claims, significant periods of time, ranging up to several years or more, may elapse between the occurrence of the loss, the discovery and reporting of the loss to us and the settlement of the claim. As a result, loss experience in the more recent accident years for long-tailed liability coverage has limited statistical credibility because a relatively small proportion of losses in these accident years (the calendar years in which losses are incurred) are reported claims and an even smaller proportion are paid losses. Liability claims are also more susceptible to litigation and can be significantly affected by changing contract interpretations, the legal environment and the risk and expense of protracted litigation. Consequently, the estimation of loss reserves for these coverages is more complex and typically subject to a higher degree of variability and uncertainty compared to short-tailed coverages.

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

The Chaucer segment contains run-off business comprised of liability lines, notably financial institutions and professional liability busines. There is particular uncertainty around the reserve estimates in respect of business written in 2007 and 2008 which have been subject to claims arising out of the financial turmoil in that time period, particularly in the financial institutions book. These claims are unlikely to be settled for some time since they contain numerous coverage issues and in many cases involve class action lawsuits that are likely to take several years to resolve. We have utilized substantially all of our available reinsurance with respect to losses and LAE related to financial institutions business written in 2008.

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

•

Personal and Commercial Automobile Bodily Injury – reserves recorded for bodily injury on U.S. voluntary business were $530.9 million as of December 31, 2015. A key assumption for bodily injury is the inflation rate underlying the estimated reserve. A five point change (e.g. 4% changed to 9% or -1%) in the embedded inflation rate would have changed estimated IBNR by approximately $56 million, either positive or negative, respectively, at December 31, 2015.

•

Personal Automobile Personal Injury Protection Medical Payment – reserves recorded for personal injury protection medical payment on U.S. voluntary business were $153.9 million as of December 31, 2015. A key assumption for this coverage is the inflation rate underlying the estimated reserve. Given the long reporting pattern for this line of business, an additional key assumption is the amount of additional development required to reach full maturity, thereby reflecting ultimate costs, as represented by the tail factor. A five point change in the embedded inflation rate and a one point change to the tail factor assumption (e.g. 1.02 changed to 1.01 or 1.03) would have changed estimated IBNR by approximately $24 million, either positive or negative, at December 31, 2015.

•

Workers’ Compensation – reserves recorded for workers’ compensation on U.S. voluntary business were $367.9 million as of December 31, 2015. A key assumption for workers’ compensation is the inflation rate underlying the estimated reserve. Given the long reporting pattern for this line of business, an additional key assumption is the amount of additional development required to reach full maturity, thereby reflecting ultimate costs, as represented by the tail factor. A five point change in the embedded inflation rate and a one point change to the tail factor assumption would have changed estimated IBNR by approximately $43 million, either positive or negative, at December 31, 2015.

•

Monoline and Multi-Peril General Liability – reserves recorded for general liability on U.S. voluntary business were $553.5 million as of December 31, 2015. A key assumption for general liability is the implied adequacy of the underlying case reserves. A ten point change in case adequacy (e.g. 10% deficiency changed to 0% or 20% deficiency) would have changed estimated IBNR by approximately $52 million, either positive or negative, at December 31, 2015.

•

Specialty Programs – reserves recorded (including allocated LAE) for the AIX Companies were $299.5 million as of December 31, 2015. Two key assumptions underlying the actuarial reserve analysis for specialty programs are the expected loss and allocated LAE ratio (“ELR”) and the tail factor selection. A ten point change to the ELR and a five point change in the tail factor on AIX would have changed estimated IBNR by approximately $29 million at December 31, 2015.

•

New classes of business – claims reserves recorded for new classes of Chaucer business (primarily within international liability, U.S. casualty treaty and new lines written in overseas offices) were $231.5 million as of December 31, 2015. An increase in the ultimate loss ratio by 5%, 10% and 15% in the 2013 and prior, 2014 and 2015 years of account, respectively, on these classes would have increased estimated IBNR by approximately $39 million at December 31, 2015.

•

Casualty classes of business – claims reserves recorded for casualty classes of Chaucer business were $403.9 million as of December 31, 2015. An increase in the ultimate loss ratio of 2.5% across all classes and years of account would have increased estimated IBNR by approximately $36 million at December 31, 2015.

Carried Reserves and Reserve Rollforward

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses.

YEARS ENDED DECEMBER 31	2015	2014	2013
(in millions)
Gross loss and LAE reserves, beginning of year	$6,391.7	$6,231.5	$6,197.0
Reinsurance recoverable on unpaid losses	1,983.0	2,030.4	2,074.3
Net loss and LAE reserves, beginning of year	4,408.7	4,201.1	4,122.7
Net incurred losses and LAE in respect of losses occurring in:
Current year	2,978.4	3,026.6	2,837.4
Prior years	(94.3)	(99.1)	(76.3)
Total incurred losses and LAE	2,884.1	2,927.5	2,761.1
Net payments of losses and LAE in respect of losses occurring in:
Current year	1,245.6	1,328.7	1,213.5
Prior years	1,418.4	1,398.9	1,469.8
Total payments	2,664.0	2,727.6	2,683.3
Chaucer Flagstone Reinsurance commutation impact	-	85.7	-
Transfer of U.K. motor business	(300.6)	-	-
Effect of foreign exchange rate changes	(34.6)	(78.0)	0.6
Net reserve for losses and LAE, end of year	4,293.6	4,408.7	4,201.1
Reinsurance recoverable on unpaid losses	2,280.8	1,983.0	2,030.4
Gross reserve for losses and LAE, end of year	$6,574.4	$6,391.7	$6,231.5

The table below summarizes the gross reserve for losses and LAE by line of business.

DECEMBER 31	2015	2014	2013
(in millions)
Commercial multiple peril	$725.1	$661.5	$597.5
Workers' compensation	615.2	615.2	596.1
Commercial automobile	336.2	307.8	297.9
AIX	398.6	342.9	337.5
Other	599.1	510.1	470.7
Total Commercial and Other	2,674.2	2,437.5	2,299.7
Personal automobile	1,407.5	1,407.0	1,413.1
Homeowners and other personal	120.2	121.4	137.2
Total Personal	1,527.7	1,528.4	1,550.3
Total Chaucer	2,372.5	2,425.8	2,381.5
Total loss and LAE reserves	$6,574.4	$6,391.7	$6,231.5

Other lines are primarily comprised of our professional and management liability, general liability, umbrella, marine, surety, voluntary pools, and healthcare lines. Included in the above table, primarily in other lines, are $57.7 million, $60.6 million and $61.9 million of asbestos and environmental reserves as of December 31, 2015, 2014 and 2013, respectively. Included in the Chaucer segment in the above table are $166.0 million, $203.3 million and $230.6 million of reserves as of December 31, 2015, 2014 and 2013, respectively, related to Chaucer’s financial and professional liability lines written in 2008 and prior periods.

Prior Year Development

Loss and LAE reserves for claims occurring in prior years developed favorably by $94.3 million, $99.1 million and $76.3 million during the years ended December 31, 2015, 2014 and 2013, respectively. The 2015 activity by segment includes favorable development of $120.1 million for Chaucer, and $19.7 million in Personal Lines, partially offset by unfavorable development of $45.2 for Commercial Lines and Other. As a result of our year end 2015 reserve review of our domestic commercial and personal lines of business, carried reserves were adjusted between several of these lines of business impacting the prior year development by line. These adjustments had no impact on aggregate domestic carried reserves. The 2014 activity by segment includes favorable development of $104.6 million for Chaucer, and $5.1 million in Personal Lines, partially offset by unfavorable development of $10.6 million for Commercial Lines and Other. The 2013 activity by segment includes favorable development of $94.6 million for Chaucer, partially offset by unfavorable development of $13.7 million in Personal Lines and $4.6 million for Commercial Lines and Other.

The primary drivers of reserve development for the year ended December 31, 2015 including the aforementioned results of our domestic year end reserve review were as follows:

•	Lower than expected losses within Chaucer’s business as follows:
•	energy line of $39.9 million, primarily in the 2012 through 2014 accident years,
•	marine and aviation lines of $29.6 million, primarily in the 2010, 2012 and 2013 accident years,
•	within casualty and other lines, specialist and international liability lines of $21.9 million, primarily in the 2008, 2011 and 2013 accident years,
•	property line, primarily in the 2012 through 2014 accident years, and
•	favorable impact of foreign exchange rate movements on prior years’ loss reserves.
•	Lower than expected losses within our workers’ compensation line of $46.9 million, primarily related to accident years 2005 through 2014.
•	Lower than expected losses within our homeowners’ line, primarily related to accident years 2010 through 2013.
•	Lower than expected losses within our personal automobile line, primarily related to accident year 2014.

Partially offsetting the favorable development discussed above was:

•

Higher than expected losses in Other Commercial Lines of $53.7 million, which includes our AIX program business. This was driven by AIX commercial automobile and general liability lines in accident years 2011 through 2013, primarily from programs which have since been terminated. We also experienced higher than expected losses within our general liability lines, primarily in accident years 2009 through 2012. These losses were partially offset by lower than expected losses in our commercial umbrella line in accident years 2012 through 2014, and lower than expected losses in our healthcare line in accident years 2010 through 2014.

•	Higher than expected losses within our commercial automobile lines of $23.4 million, primarily related to liability coverage in accident years 2011 through 2013.
•	Higher than expected losses within our commercial multiple peril lines, primarily in accident years 2008, 2009 and 2011.

The primary drivers of reserve development for the year ended December 31, 2014 were as follows:

•	Lower than expected losses within Chaucer’s business as follows:
•	marine and aviation lines of $40.1 million, primarily in the 2011 through 2013 accident years,
•	property line of $21.5 million, primarily in the 2010 through 2013 accident years,
•	within casualty and other lines, specialist liability lines of $21.4 million, primarily in the 2010 and 2013 accident years, and
•	favorable impact of foreign exchange rate movements on prior years’ loss reserves.
•	Lower than expected losses within our personal automobile line, primarily related to accident year 2013.
•	Lower than expected losses within our workers’ compensation line, primarily related to accident years 2007 through 2012.

•	Lower than expected losses within our commercial multiple peril line, primarily related to accident years 2012 and 2013.

Partially offsetting the favorable development discussed above was the following:

•

Higher than expected large losses within our commercial automobile coverages of $23.1 million, which includes our AIX program business, primarily related to liability coverage in accident years 2009 through 2012.

The primary drivers of reserve development for the year ended December 31, 2013 were as follows:

•	Lower than expected losses within Chaucer’s business as follows:
•	energy line of $30.4 million, primarily in the 2009 through 2012 accident years,
•	property line of $27.3 million, primarily in the 2011 and 2012 accident years,
•	within casualty and other lines, specialist liability lines of $21.6 million, primarily in the 2008 accident year,
•	marine and aviation lines of $21.3 million, primarily in the 2010 through 2012 accident years, and
•	favorable impact of foreign exchange rate movements on prior years’ loss reserves.
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

It is not possible to know whether the factors that affected loss reserves in the year ended December 31, 2015 will also occur in future periods. As discussed in detail in this Form 10-K, there are inherent uncertainties in estimating reserves for losses and LAE and we encourage you to read this Form 10-K for more information about our reserving process and the judgments, uncertainties and risks associated therewith.

Asbestos and Environmental Reserves

Although we attempt to limit our exposures to asbestos and environmental damage liability through specific policy exclusions, we have been and may continue to be subject to claims related to these exposures. Ending loss and LAE reserves for all direct business written by our property and casualty companies related to asbestos and environmental damage liability were $9.5 million, $10.1 million and $11.5 million, net of reinsurance of $20.5 million, $21.4 million, and $20.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Activity for our asbestos and environmental reserves was not significant to our 2015, 2014 or 2013 financial results. In recent years, average asbestos and environmental payments have declined modestly. As a result of our historical direct underwriting mix of Commercial Lines policies toward smaller and middle market risks, past asbestos and environmental damage liability loss experience has remained minimal in relation to our total loss and LAE incurred experience.

In addition, we have established gross loss and LAE reserves for assumed reinsurance pool business with asbestos and environmental damage liability of $27.7 million, $29.1 million and $29.8 million at December 31, 2015, 2014 and 2013, respectively. These reserves relate to pools in which we have terminated our participation; however, we continue to be subject to claims related to years in which we were a participant. Results of operations from these pools are included in our Other segment. A significant part of our pool reserves relates to our participation in the Excess and Casualty Reinsurance Association (“ECRA”) voluntary pool from 1950 to 1982. In 1982, the pool was dissolved and since that time, the business has been in run-off. Our percentage of the total pool liabilities varied from 1% to 6% during these years. Our participation in this pool has resulted in average paid losses of approximately $2 million annually over the past ten years.

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

Catastrophe reinsurance serves to protect us, as the ceding insurer, from significant losses arising from a single event including, among others, hurricanes, tornadoes and other windstorms, earthquakes, hail, severe winter weather, fire, explosions, and terrorism. Although we believe our catastrophe reinsurance program, including our retention and co-participation amounts for 2016, are appropriate given our surplus level and the current reinsurance pricing environment, there can be no assurance that our reinsurance program will provide coverage levels that will prove adequate should we experience losses from one significant or several large catastrophes during 2016. Additionally, as a result of the current economic environment, as well as losses incurred by reinsurers in the past several years, the availability and pricing of appropriate reinsurance programs may be adversely affected in future renewal periods. We may not be able to pass these costs on to policyholders in the form of higher premiums or assessments.

See “Reinsurance” in Item 1 – Business of this Form 10-K for further information on our reinsurance programs.

INVESTMENTS

INVESTMENT RESULTS

Net investment income before taxes was $279.1 million, $270.3 million and $269.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. The increase in net investment income in 2015 compared to 2014 was primarily due to the investment of higher operational cash flows and additional income from our growing asset classes such as commercial mortgage loan participations, partnerships and equities, and to lower investment expenses. These increases were partially offset by the effect of lower investment assets associated with our repurchase of stock and debt and the transfer of the U.K. motor business, as well as the impact of lower new money yields. The increase in net investment income in 2014 compared to 2013 was primarily due to additional income resulting from the investment of higher operational cash flows, partially offset by the impact of lower new money yields. Average pre-tax earned yields on fixed maturities were 3.61%, 3.71% and 3.95% for the years ended December 31, 2015, 2014 and 2013, respectively. We expect average investment yields to continue to decline as new money rates remain lower than embedded book yields. Total pre-tax earned yields were 3.44%, 3.42% and 3.63% for the years ended December 31, 2015, 2014 and 2013, respectively.

INVESTMENT PORTFOLIO

We held cash and investment assets diversified across several asset classes, as follows:

DECEMBER 31	2015		2014
(dollars in millions)	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
Fixed maturities, at fair value	$6,983.4	84.2%	$7,378.1	85.6%
Equity securities, at fair value	576.6	7.0	580.8	6.7
Other investments	393.4	4.7	291.4	3.4
Cash and cash equivalents	338.8	4.1	373.3	4.3
Total cash and investments	$8,292.2	100.0%	$8,623.6	100.0%

CASH AND INVESTMENTS

Total cash and investments decreased $331.4 million, or 3.8%, for the year ended December 31, 2015 primarily as a result of the transfer of the U.K. motor business, funding our debt and stock repurchases and market value depreciation, partially offset by the investment of positive operational cash flows.

The following table provides information about the investment types of our fixed maturities portfolio:

DECEMBER 31	2015
(in millions)
Investment Type	Amortized Cost	Fair Value	Net Unrealized Gain (Loss)	Change in Net Unrealized for the Year
U.S. Treasury and government agencies	$447.1	$449.1	$2.0	$(2.1)
Foreign government	244.7	245.8	1.1	(3.5)
Municipals:
Taxable	958.3	1,001.2	42.9	(11.8)
Tax exempt	116.2	119.1	2.9	(0.8)
Corporate	3,699.9	3,691.0	(8.9)	(143.4)
Asset-backed:
Residential mortgage-backed	887.6	896.1	8.5	(10.2)
Commercial mortgage-backed	499.6	501.1	1.5	(9.6)
Asset-backed	80.6	80.0	(0.6)	(1.6)
Total fixed maturities	$6,934.0	$6,983.4	$49.4	$(183.0)

The decline in net unrealized gains on fixed maturities in 2015 was primarily due to  widening of credit spreads and, to a lesser extent, higher interest rates.

Amortized cost and fair value by rating category were as follows:

DECEMBER 31		2015			2014
(dollars in millions) NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost	Fair Value	% of Total Fair Value	Amortized Cost	Fair Value	% of Total Fair Value
1	Aaa/Aa/A	$4,849.3	$4,939.9	70.7%	$5,197.8	$5,365.7	72.7%
2	Baa	1,648.3	1,646.0	23.6	1,516.7	1,580.9	21.4
3	Ba	219.4	206.4	3.0	199.2	205.0	2.8
4	B	185.0	172.3	2.5	197.4	194.2	2.6
5	Caa and lower	26.6	15.6	0.2	30.1	27.7	0.4
6	In or near default	5.4	3.2	-	4.5	4.6	0.1
Total fixed maturities		$6,934.0	$6,983.4	100.0%	$7,145.7	$7,378.1	100.0%

Based on ratings by the National Association of Insurance Commissioners (“NAIC”), approximately 94% of the fixed maturity portfolio consisted of investment grade securities at December 31, 2015 and December 31, 2014. The quality of our fixed maturity portfolio remains strong based on ratings, capital structure position, support through guarantees, underlying security, issuer diversification and yield curve position.

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

Other investments consisted primarily of participations in commercial mortgage loan obligations and overseas deposits. Commercial mortgage loan participations represent our interest in commercial mortgage loans originated by a third party. We share, on a pro-rata basis, in all related cash flows of the underlying mortgage loans, which are investment-grade quality and diversified by geographic area and property type. Overseas deposits are non-U.S. and U.S. dollar-denominated investments maintained in overseas funds and managed exclusively by Lloyd’s. These funds are required in order to protect policyholders in overseas markets and enable Chaucer to operate in those markets. Access to those funds is restricted, and we have no control over the investment strategy. Also included in other investments were investments in limited partnerships.

Although we expect to invest new funds primarily in investment grade fixed maturities, we have invested, and expect to continue to invest a portion of funds in common equity securities, below investment grade fixed maturities and other investment assets.

OTHER-THAN-TEMPORARY IMPAIRMENTS

For the years ended December 31, 2015,  2014 and 2013 we recognized in earnings $26.8 million, $5.5 million, and $6.0 million, respectively, of OTTI on debt and equity securities. In 2015, OTTI consisted of $16.0 million related to estimated credit losses on fixed maturities, $4.0 million on fixed maturities we intend to sell and $6.8 million on equity securities. OTTI in 2015 was largely related to the energy sector.

UNREALIZED LOSSES

The following table provides information about our fixed maturities and equity securities that were in an unrealized loss position including the length of time the securities have been in an unrealized loss position. (See also Note 3  - “Investments” in the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K)

DECEMBER 31	2015		2014
(in millions)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Fixed maturities:
Investment grade:
12 months or less	$43.3	$2,168.8	$9.2	$696.8
Greater than 12 months	25.5	323.4	20.5	691.7
Total investment grade fixed maturities	68.8	2,492.2	29.7	1,388.5
Below investment grade:
12 months or less	19.6	165.5	12.2	114.9
Greater than 12 months	26.5	63.2	2.5	28.3
Total below investment grade fixed maturities	46.1	228.7	14.7	143.2
Equity securities:
12 months or less	7.6	166.8	2.2	130.2
Greater than 12 months	-	-	0.4	3.9
Total equity securities	7.6	166.8	2.6	134.1
Total	$122.5	$2,887.7	$47.0	$1,665.8

Gross unrealized losses on fixed maturities and equity securities increased $75.5 million compared to December 31, 2014, primarily attributable to wider credit spreads, and to a lesser extent, higher interest rates. At December 31, 2015, gross unrealized losses consisted primarily of $95.7 million of corporate fixed maturities, $7.6 million of equity securities and $4.9 million of residential mortgage-backed securities.

Market values of securities in the energy sector have experienced volatility in 2015 as crude oil prices have dropped substantially during the year. The amortized cost and market values of our total energy holdings at December 31, 2015 were $497.5 million and $457.7 million, respectively, or 5.5% of our total cash and investments. Within our energy holdings, certain subsectors will benefit from lower crude oil prices while others will be negatively impacted. Our holdings in subsectors which may be negatively impacted, such as oil field services and independents, total 2.1% of total cash and investments. The majority of these holdings are investment grade; however, if oil and commodity prices remain at depressed levels for an extended period of time or decline further, certain issuers and investments may come under duress.

We view gross unrealized losses on fixed maturities and equity securities as temporary since it is our assessment that these securities will recover in the near term, allowing us to realize their anticipated long-term economic value. With respect to gross unrealized losses on fixed maturities, we do not intend to sell, nor is it more likely than not we will be required to sell, such debt securities before this expected recovery of amortized cost (See also “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K). With respect to equity securities, we have the intent and ability to retain such investments for the period of time anticipated to allow for this expected recovery in fair value. Inherent in our assessment are the risks that, subsequent to the balance sheet date, market factors may differ from our expectations; the global economic recovery is less robust than we expect or reverts to recessionary trends; stress in the commodities sectors, including oil and gas and metals and mining, may persist for an extended period of time; we may decide to subsequently sell a security for unforeseen business needs; or changes in the credit assessment or equity characteristics from our original assessment may lead us to determine that a sale at the current value would maximize recovery on such investments. To the extent that there are such adverse changes, an OTTI would be recognized as a realized loss. Although unrealized losses are not reflected in the results of financial operations until they are realized or deemed “other-than-temporary”, the fair value of the underlying investment, which does reflect the unrealized loss, is reflected in our Consolidated Balance Sheets.

The following table sets forth gross unrealized losses for fixed maturities by maturity period and for equity securities at December 31, 2015 and 2014. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers.

DECEMBER 31	2015	2014
(in millions)
Due in one year or less	$1.5	$1.9
Due after one year through five years	26.5	7.0
Due after five years through ten years	66.1	20.6
Due after ten years	10.8	10.4
	104.9	39.9
Mortgage-backed and asset-backed securities	10.0	4.5
Total fixed maturities	114.9	44.4
Equity securities	7.6	2.6
Total fixed maturities and equity securities	$122.5	$47.0

The carrying values of fixed maturity securities on non-accrual status at December 31, 2015 and 2014 were not material. The effects of non-accruals compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities, were reductions in net investment income of $0.8 million, $2.1 million and $2.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. Any defaults in the fixed maturities portfolio in future periods may negatively affect investment income.

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

Monetary policies in the developed economies, particularly in the United States, Europe and Japan, are supportive of moderate economic growth, while fiscal policies are more divergent and subject to change. In the United States, the Federal Reserve (the “Fed”) increased its target for the federal funds rate by 0.25% in December and is expected to continue to provide forward guidance to keep rates relatively stable even as the economy strengthens. The Fed has communicated that the timing of interest rate increases will depend on progress toward its goals of maximum employment and 2 percent inflation, which are expected over the medium term as the labor market improves. Geopolitical risks and equity market volatility can also impact the movement of U.S. Treasury interest rates.

While the United States has reduced its extraordinary measures, other major central banks continue with their stimulus policies as they seek higher growth and confront inflation and inflation expectations running below target. The removal, modification or suggestion of changes in these policies could have an adverse effect on prevailing market interest rates and on issuers’ level of business activity or liquidity, increasing the probability of future defaults. Fundamental conditions in the corporate sector generally remain sound with the exception of the energy and metals and mining industries. Weakness in these two sectors is due to a combination of over-supply and weak demand, which has resulted in energy and commodity prices that are near multi-year lows.  While we may experience defaults on fixed income securities, particularly with respect to non-investment grade debt securities, it is difficult to foresee which issuers, industries or markets, other than those previously cited, will be affected. As a result, the value of our fixed maturity portfolio could change rapidly in ways we cannot currently anticipate, and we could incur additional realized and unrealized losses in future periods.

DERIVATIVE INSTRUMENTS

We maintain an overall risk management strategy that incorporates the use of derivative instruments, as necessary, to manage significant unplanned fluctuations in earnings caused by foreign currency and interest rate volatility.

We did not use derivative instruments in 2015, 2014 or 2013.

OTHER ITEMS

Net income also included the following items:

	YEARS ENDED DECEMBER 31
(in millions)
2015	Commercial Lines	Personal Lines	Chaucer	Other	Discontinued Operations	Total
Gain on disposal of U.K. motor business, net of tax	$-	$-	$40.6	$-	$-	$40.6
Net realized investment gains	12.3	6.4	0.4	0.4	-	19.5
Net loss from repayment of debt	-	-	-	(24.1)	-	(24.1)
Other non-operating items	-	(0.2)	0.2	0.1	-	0.1
Discontinued operations, net of tax	-	-	-	-	0.7	0.7

2014
Net realized investment gains (losses)	$20.7	$10.0	$20.8	$(1.4)	$-	$50.1
Loss from settlement of pension obligation	(4.8)	(2.2)	-	(5.1)	-	(12.1)
Net loss from repayment of debt	-	-	-	(0.1)	-	(0.1)
Other non-operating items	(0.9)	(0.3)	0.3	-	-	(0.9)
Discontinued operations, net of tax	-	-	-	-	(0.3)	(0.3)

2013
Net realized investment gains (losses)	$21.3	$12.2	$0.1	$(0.1)	$-	$33.5
Net loss from repayment of debt	(5.2)	(2.6)	-	(19.9)	-	(27.7)
Other non-operating items	(0.9)	(3.8)	-	(0.1)	-	(4.8)
Discontinued operations, net of taxes	-	-	-	-	5.3	5.3

Effective June 30, 2015, we transferred our U.K. motor business to an unaffiliated U.K.-based insurance provider which resulted in the recognition of a $40.6 million gain, net of tax. See also “Disposal of U.K. Motor Business” in Note 2 – "Dispositions of Businesses” in the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K.

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

Net realized gains on investments were $19.5 million, $50.1 million, and $33.5 million for 2015, 2014, and 2013, respectively. Net realized gains in 2015 were primarily due to $39.9 million of gains recognized from the sale of equity securities and, to a lesser extent, fixed maturities, and $6.4 million of gains from other investments, primarily partnerships. These gains were partially offset by $26.8 million of OTTI losses. Net realized gains in 2014 were primarily due to $55.4 million of gains recognized from the sale of equity securities and to a lesser extent, fixed maturities, partially offset by $5.5 million of OTTI losses. Net realized gains in 2013 were primarily due to $41.3 million of gains recognized from the sale of equities and fixed maturities, partially offset by $6.0 million of OTTI losses.

In 2015, through several transactions, we repurchased senior debentures with a net carrying value of $90.2 million at a cost of $114.3 million, resulting in a loss of $24.1 million. In 2013, through several transactions, we repurchased senior debentures with a net carrying value of $73.8 million at a cost of $93.7 million, resulting in a loss of $19.9 million. Additionally in 2013, we repaid $46.3 million of our FHLBB advances plus prepayment fees of $7.8 million for a total payment of $54.1 million. In 2012, we repurchased $65.4 million of our subordinated unsecured notes related to Chaucer at a par value. These notes had a carrying value of $60.3 million, resulting in a net loss of $5.1 million on the repurchases. In addition, we repurchased $7.0 million of capital securities related to AIX at par value.

During 2014, we provided eligible former employees with a one-time choice of electing to receive a lump-sum settlement of their remaining qualified defined pension benefit. Including this voluntary lump-sum program, we settled $55.1 million of our pension obligations with an equal amount paid from plan assets. As a result, we recorded settlement losses of $10.8 million, reflecting the accelerated recognition of unamortized losses in the plan proportionate to the obligation that was settled. Additionally, we terminated a small qualified plan which also resulted in the accelerated recognition of unamortized losses of $1.3 million.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

Operations are subject to risk resulting from interest rate fluctuations which may adversely impact the valuation of the investment portfolio. In a rising interest rate environment, the value of the fixed income sector, which comprises 84% of our investment portfolio, may decline as a result of decreases in the fair value of the securities. Our intent is to hold securities to maturity and recover the decline in valuation as prices accrete to par. However, our intent may change prior to maturity due to changes in the financial markets, our analysis of an issuer’s credit metrics and prospects, or as a result of changes in cash flow needs. Interest rate fluctuations may also reduce net investment income and as a result, profitability. The portfolio may realize lower yields and therefore lower net investment income on securities because the securities with prepayment and call features may prepay at a different rate than originally projected. Also, funds may not be available to invest at higher interest rates.

In a declining interest rate environment, prepayments and calls may increase as issuers exercise their option to refinance at lower rates. The resulting funds would be reinvested at lower yields.

The following table illustrates the estimated impact on the fair value of our fixed maturity portfolio at December 31, 2015 of hypothetical changes in prevailing interest rates, defined as changes in interest rates on U.S. Treasury debt. It does not reflect changes in credit spreads, liquidity spreads and other factors that affect the value of securities. Since changes in prevailing interest rates are often accompanied by changes in these other factors, the reader should not assume that an actual change in interest rates would result in the values illustrated.

(dollars in millions)
INVESTMENT TYPE	+300bp	+200bp	+100bp	0	-100bp	-200bp	-300bp
Residential mortgage-backed
securities	$770	$810	$855	$895	$925	$930	$925
Municipal securities	970	1,020	1,070	1,120	1,170	1,210	1,220
All other fixed income securities	4,405	4,580	4,765	4,970	5,165	5,315	5,340
Total	$6,145	$6,410	$6,690	$6,985	$7,260	$7,455	$7,485

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

The majority of our assets are invested in the fixed income markets. Through fundamental research and credit analysis, with a focus on value investing, our investment professionals seek to identify a portfolio of stable income-producing higher quality U.S. government, foreign government, municipal, corporate, residential and commercial mortgage-backed securities and asset-backed securities. We have a general policy of diversifying investments both within and across major investment and industrial sectors to mitigate credit and interest rate risk. We monitor the credit quality of our investments and our exposure to individual markets, borrowers, industries, sectors and, in the case of commercial mortgage-backed securities and commercial mortgage loan participations, property types and geographic locations. In addition, we currently carry debt which is subject to interest rate risk, which was issued at fixed interest rates between 5.50% and 8.207%. Current market conditions, in light of our risk tolerance, restrict our ability to invest fixed income assets at similar rates of return; therefore, earnings on a similar level of assets are not sufficient to cover current debt interest costs.

The following tables for the years ended December 31, 2015 and 2014 provide information about financial instruments that are sensitive to changes in interest rates. The tables present principal cash flows and related weighted average interest rates by expected maturities. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers. Mortgage-backed and asset-backed securities are included in the category representing their expected maturity. Available-for-sale securities include both U.S. and foreign-denominated fixed maturities. Additionally, we have assumed available-for-sale securities are similar enough to aggregate those securities for presentation purposes. Specifically, variable rate available-for-sale securities comprise an immaterial portion of the portfolio and do not have a significant impact on weighted average interest rates. Therefore, the variable rate investments are not presented separately; instead they are included in the tables at their current interest rate. Debt is presented at contractual maturities.

DECEMBER 31, 2015	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value 12/31/15
(dollars in millions)
Rate Sensitive Assets:
Available-for-sale
securities	$598.2	$592.6	$709.8	$781.6	$956.0	$3,279.3	$6,917.5	$6,983.4
Average interest rate	4.00%	3.65%	3.63%	3.86%	3.73%	3.83%	3.80%
Mortgage and other
loans	$-	$1.0	$-	$-	$10.0	$189.9	$200.9	$203.5
Average interest rate	-	7.61%	-	-	2.79%	3.65%	3.63%
Rate Sensitive Liabilities:
Debt	$-	$-	$-	$-	$80.0	$734.3	$814.3	$927.8
Average interest rate	-	-	-	-	7.50%	6.50%	6.59%

DECEMBER 31, 2014	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value 12/31/14
(dollars in millions)
Rate Sensitive Assets:
Available-for-sale
securities	$665.7	$805.2	$692.8	$713.0	$806.4	$3,430.0	$7,113.1	$7,378.1
Average interest rate	3.22%	4.00%	3.80%	3.61%	3.99%	4.00%	3.87%
Mortgage and other
loans	$-	$0.3	$1.4	$-	$-	$93.2	$94.9	$99.3
Average interest rate	-	8.04%	7.61%	-	-	3.80%	3.87%
Rate Sensitive Liabilities:
Debt	$-	$-	$-	$-	$-	$903.5	$903.5	$1,021.7
Average interest rate	-	-	-	-	-	6.70%	6.70%

EQUITY PRICE RISK

Our equity securities portfolio is exposed to equity price risk arising from potential volatility in equity market prices. Portfolio characteristics are analyzed regularly and price risk is actively managed through a variety of techniques. A hypothetical increase or decrease of 10% in the market price of our equity securities would have resulted in an increase or decrease in the fair value of the equity securities portfolio of approximately $58 million at December 31, 2015 and December 31, 2014, respectively.

FOREIGN CURRENCY EXCHANGE RISK

Chaucer has exposure to foreign currency risk, most notably in insurance contracts and invested assets. Some of the insurance contracts provide that ultimate losses may be payable in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. Thus, Chaucer attempts to manage foreign currency risk by seeking to match liabilities under insurance and reinsurance policies that are payable in foreign currencies with cash and investments that are denominated in such currencies. We may also utilize foreign currency forward contracts as part of our investment strategy. The principal currency creating foreign exchange risk for us is the U.K. pound sterling, and to a lesser extent, the Euro, Canadian dollar, Australian dollar and Swiss franc. A hypothetical 10% reduction in the value of foreign denominated investments would be expected to produce a loss in fair value of approximately $59 million at December 31, 2015 and approximately $102 million at December 31, 2014.

DISCONTINUED OPERATIONS

Discontinued operations primarily consist of our former life insurance businesses which were sold prior to 2009, and our discontinued accident and health business.

Our former life insurance businesses include indemnity obligations for which we have established reserves.

Discontinued operations for the years ended December 31, 2015, 2014 and 2013 resulted in gains of $0.7 million, losses of $0.3 million and gains of $5.3 million, respectively, net of tax. The 2013 benefit, associated with the Company’s former life insurance businesses, was primarily due to an insurance settlement related to a class action lawsuit.

INCOME TAXES

We are subject to the tax laws and regulations of the U.S. and foreign countries in which we operate. We file a consolidated U.S. federal income tax return that includes the holding company and its U.S. subsidiaries. Generally, taxes are accrued at the U.S. statutory tax rate of 35% for income from the U.S. operations. Our primary non-U.S. jurisdiction is the U.K. In July 2012, the U.K. statutory rate decreased from 24% to 23% effective April 1, 2013.  In July 2013, the U.K. statutory rate decreased from 23% to 21% effective April 1, 2014 and from 21% to 20% effective April 1, 2015. Further decreases were enacted in November 2015 to reduce the U.K. statutory tax rate from 20% to 19% effective April 1, 2017 and from 19% to 18% effective April 1, 2020. We accrue taxes on certain non-U.S. income that is subject to U.S. tax at the U.S. tax rate. Foreign tax credits, where available, are utilized to offset U.S. tax as permitted. Certain of our non-U.S. income is not subject to U.S. tax until repatriated. Foreign taxes on this non-U.S. income are accrued at the local foreign rate and do not have an accrual for U.S. deferred taxes since these earnings are intended to be indefinitely reinvested overseas.

The provision for income taxes from continuing operations was an expense of $108.6 million, $95.7 million and $83.4 million in 2015, 2014 and 2013, respectively. These amounts resulted in consolidated effective tax rates of 24.7%, 25.3% and 25.3% on pre-tax income for 2015, 2014 and 2013, respectively. These provisions reflect benefits related to tax planning strategies implemented in prior years of $13.3 million, $16.2 million and $17.5 million in 2015, 2014 and 2013, respectively. The provision for 2015 reflects a $15.6 million tax savings, net of a $1.7 million provision for uncertain tax positions, on the sale of the U.K. motor business. The sale of the U.K. motor business was structured as a tax free reorganization and is exempt from current U.S. and U.K. taxation under the business exemption and substantial shareholdings exemption rules, respectively. Since the proceeds from this transaction are expected to be indefinitely reinvested overseas, U.S. taxes have not been recognized. The provision for 2014 also included a benefit related to the reduction of a valuation allowance of $2.9 million, and a $6.9 million benefit related to foreign exchange loss deductions on our 2013 and 2014 U.S. tax returns. Absent these benefits, the provision for income taxes for 2015, 2014, and 2013 would have been expenses of $137.5 million or 31.3%, $121.7 million, or 32.2%, and $100.9 million, or 30.7%, respectively. The decrease in the 2015 effective tax rate is primarily due to an increase in our recognition of foreign tax credits for taxes paid in certain foreign jurisdictions. The increase in the 2014 effective tax rate is primarily due to a modest decrease in the proportion of our income from foreign operations not subject to U.S. taxes and thus taxed at the lower U.K. rate.

The income tax provision on operating income was an expense of $125.5 million, $108.3 million and $100.9 million for 2015, 2014 and 2013, respectively. These provisions resulted in effective tax rates for operating income of 30.9%, 31.8% and 30.8% in 2015, 2014 and 2013, respectively. The decrease in the 2015 effective tax rate is primarily due to the aforementioned increase in our recognition of foreign tax credits. The increase in the 2014 effective tax rate is primarily due to a modest decrease in the proportion of our income from foreign operations not subject to U.S. taxes and thus taxed at the lower U.K. rate.

Included in our deferred tax net asset as of December 31, 2015 are assets of $68.8 million related to alternative minimum tax (“AMT”) credit carryforwards and $1.7 million related to foreign tax credit carryforwards. We may utilize these credits to offset future taxable income. The result of their utilization will be a lower current tax rate offset by a higher deferred tax provision, and also lower cash expenditures for federal income taxes during the utilization period. There is no expiration on AMT credit carryforwards and our foreign tax credit carryforwards will expire beginning in 2022. It is our opinion that there will be sufficient future U.S. and U.K. taxable income to utilize these tax credit carryforwards. Our estimate of the amount and likely realization of tax credit carryforwards may change over time.

During 2014, we released the valuation allowance related to our deferred tax assets of $2.9 million recorded in 2013. The release of this valuation allowance resulted from appreciation in our investment portfolio and is recorded as a $2.9 million decrease in our income tax expense.

In prior years, we completed several transactions which resulted in the realization, for tax purposes only, of unrealized gains in our investment portfolio. As a result of these transactions, we were able to realize capital losses carried forward and to release the valuation allowance recorded against the deferred tax asset related to these losses.  The releases of valuation allowances were recorded as a benefit in accumulated other comprehensive income.  Previously unrealized benefits of $13.3 million, $16.2 million and $17.5 million attributable to non-operating income, are recognized as part of our income from continuing operations during 2015, 2014 and 2013, respectively. The remaining amount of $78.2 million in accumulated other comprehensive income will be released into income from continuing operations in future years, as the investment securities subject to these transactions are sold or mature.

The IRS audits of the years 2007 through 2010 were settled in 2014 with no material impact to our financial position or results of operations. There is no ongoing audit on our open tax years.

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

REINSURANCE RECOVERABLE BALANCES

We share insurance risk of the primary underlying contracts with various insurance entities through the use of reinsurance contracts. As a result, when we experience loss events that are subject to a reinsurance contract, reinsurance recoveries are recorded. The amount of the reinsurance recoverable can vary based on the size of the individual loss or the aggregate amount of all losses in a particular line, book of business or an aggregate amount associated with a particular accident year. The valuation of losses recoverable depends on whether the underlying loss is a reported loss, or an incurred but not reported loss. For reported losses, we value reinsurance recoverables at the time the underlying loss is recognized, in accordance with contract terms. For incurred but not reported losses, we estimate the amount of reinsurance recoverable based on the terms of the reinsurance contracts and historical reinsurance recovery information and apply that information to the gross loss reserve estimates. The most significant assumption we use is the average size of the individual losses for those claims that have occurred but have not yet been reported to us. The reinsurance recoverable is based on what we believe are reasonable estimates and is disclosed separately on the financial statements. However, the ultimate amount of the reinsurance recoverable is not known until all losses are settled.

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

Expenses related to these plans are generally calculated based upon information available at the beginning of the plan year. Our pre-tax expense related to our defined benefit plans was $10.9 million and $10.3 million for 2015 and 2014, respectively.

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

As of December 31, 2015 and 2014, we determined our discount rate utilizing an independent yield curve which provides for a portfolio of high quality bonds that are expected to match the cash flows of our pension plan. Bond information used in the yield curve included only those rated Aa or better as of December 31, 2015 and 2014, respectively, and had been rated by at least two well-known rating agencies. At December 31, 2015, based upon our qualified plan liabilities and cash flows in relation to this discount curve, we increased our discount rate to 4.875%, from 4.375% at December 31, 2014.

For the years ended December 31, 2015 and 2014, the expected rate of return on our qualified plan assets was 5.00% and 5.50%, respectively. The decrease reflects the sustained challenging interest rate environment which is negatively impacting long-term returns. Actual returns of the plan investments generated approximately $4 million of losses and $59 million of gains during 2015 and 2014, respectively, as compared to expected returns of approximately $25 million and $28 million, respectively. The plan assets consisted of 85% fixed maturities and 15% equities at December 31, 2015.

In 2015, investment losses of approximately $28 million were partially offset by actuarial gains of approximately $23 million, primarily resulting from the increase in the discount rate from the prior year. In 2014, actuarial losses of approximately $53 million primarily resulting from the decrease in the discount rate from the prior year and changes in mortality assumptions were partially offset by investment gains of approximately $31 million. The net losses of $4.6 million and $21.8 in 2015 and 2014, respectively, are reflected as decreases to accumulated other comprehensive income. The change in these actuarial gains and losses is amortized into earnings in future periods. In 2015 and 2014, amortization of actuarial losses from prior years was  $10.5 million and $10.6 million, respectively. In 2014, we also accelerated recognition of actuarial losses of $10.8 million, resulting from the settlement of pension obligations related to a voluntary settlement program.

Given the adverse effect of our actual investment experience in 2015, and taking into consideration the increase in discount rates for 2016, U.S. pension related expenses are expected to increase from $8.5 million in 2015 to approximately $9.8 million in 2016.

Holding all other assumptions constant, sensitivity to changes in our key assumptions related to our U.S. qualified defined benefit pension plan is as follows:

Discount Rate – A 25 basis point increase in the discount rate would decrease our pension expense in 2016 by $1.3 million and decrease our projected benefit obligation by $10.6 million. A 25 basis point reduction in the discount rate would increase our pension expense by $1.3 million and increase our projected benefit obligation by $11.0 million.

Expected Return on Plan Assets – A 25 basis point increase or decrease in the expected return on plan assets would decrease or increase our pension expense in 2016 by $1.1 million.

Chaucer Pension Plan

Prior to 2002, Chaucer provided defined benefit pension retirement benefits to certain of its employees. As of December 31, 2001, the defined benefit section of the pension plan was closed to new members. The defined benefit obligation for this plan is based on the employees’ years of service and final pensionable salary.

As of December 31, 2015 and 2014, we determined the discount rate utilizing an independent yield curve which provides for a portfolio of high quality bonds that are expected to match the cash flows of the Chaucer plan. At December 31, 2015, based upon Chaucer’s plan liabilities and cash flows in relation to these yield curves, we increased the discount rate to 3.85% from 3.75% at December 31, 2014.

For the years ended December 31, 2015 and 2014, the expected rate of return on plan assets was 5.45% and 6.55%, respectively. The composition of Chaucer’s plan assets are 56% equities, 32% fixed maturities, and 12% real estate funds at December 31, 2015. Actual returns of the plan investments generated approximately $3 million and $15 million of gains during the years ended December 31, 2015 and 2014, respectively, as compared to expected returns of approximately $7 million and $8 million, respectively.

Actuarial losses in 2015 resulting from lower than expected investment gains that were experienced during the year were partially offset by a slight increase from the change in the discount rate as compared to the prior year, resulting in net actuarial losses for the Chaucer plan of approximately $3.2 million. Actuarial losses in 2014 resulting from decreases in the discount rate from the prior year were partially offset by benefits from the investment gains experienced during the year, resulting in net actuarial losses for the Chaucer plan of approximately $5.9 million. These losses are reflected as decreases to our accumulated other comprehensive income in 2015 and 2014, respectively. This balance is amortized into earnings in future periods. Given the effect of our actual investment experience in 2015, expected rates of return on investments in 2016 and taking into consideration the increase in discount rates, pension related benefits for the Chaucer plan are expected to remain consistent with a benefit of $0.9 million in 2015 and a benefit of $1.0 million in 2016 (using the December 31, 2015 GBP to U.S. dollar conversion rate of 1.47).

Holding all other assumptions constant (using the December 31, 2015 GBP to U.S. dollar conversion rate of 1.47), sensitivity to changes in our key assumptions related to our Chaucer pension plan is as follows:

Discount Rate – A 25 basis point increase in the discount rate would decrease our pension expense in 2016 by $0.1 million and decrease our projected benefit obligation by $7.2 million. A 25 basis point reduction in the discount rate would increase our pension expense by $0.7 million and increase our projected benefit obligation by $7.7 million.

Expected Return on Plan Assets – A 25 basis point increase or decrease in the expected return on plan assets would decrease or increase our pension expense in 2015 by $0.3 million.

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

The following are the components of our deferred tax assets and liabilities as of December 31, 2015.  There were no valuation allowances required as of December 31, 2015.

DEFERRED TAX ASSETS (LIABILITIES)	Amount
(in millions)
Tax attributes
Tax credit carryforwards	$70.5
Other
Loss, LAE and unearned premium reserves, net	179.0
Deferred acquisition costs	(134.9)
Employee benefit plans	39.3
Investments, net	12.4
Software capitalization	(26.9)
Deferred Lloyd's underwriting income	(22.4)
Other, net	20.9
67.4
Total	$137.9

We have $68.8 million of alternative minimum tax credit carryforwards and $1.7 million of foreign tax credit carryforwards. The alternative minimum tax credit carryforwards have no expiration date and may be used to offset regular federal income taxes due from future income. The foreign tax credit carryforwards will expire beginning in 2022 and may be used to offset federal income taxes due from future foreign sourced income. In addition, we have operating loss carryforwards from our Chaucer segment, which have no expiration date. Based on our projection of future economic conditions, taxable income, reversals of existing taxable temporary liabilities, and our strategic tax planning strategies, we believe that these tax credit carryforwards and operating loss carryforwards will be fully realized.

STATUTORY SURPLUS OF U.S. INSURANCE SUBSIDIARIES

The following table reflects statutory surplus for our U.S. insurance subsidiaries:

DECEMBER 31	2015	2014
(in millions)
Total Statutory Capital and Surplus - U.S. Insurance Subsidiaries	$2,192.8	$2,057.1

The statutory capital and surplus for our U.S. insurance subsidiaries increased $135.7 million during 2015,  primarily due to operating results, partially offset by an increase in unrealized losses.

The NAIC prescribes an annual calculation regarding risk based capital (“RBC”). RBC ratios for regulatory purposes, as described in the glossary, are expressed as a percentage of the capital required to be above the Authorized Control Level (the “Regulatory Scale”); however, in the insurance industry, RBC ratios are widely expressed as a percentage of the Company Action Level. The following table reflects the Company Action Level, the Authorized Control Level and RBC ratios for Hanover Insurance (which includes Citizens and other U.S. insurance subsidiaries), as of December 31, 2015 and 2014, expressed both on the Industry Scale (Total Adjusted Capital divided by the Company Action Level) and Regulatory Scale (Total Adjusted Capital divided by Authorized Control Level):

(dollars in millions) DECEMBER 31, 2015	Company Action Level	Authorized Control Level	RBC Ratio Industry Scale	RBC Ratio Regulatory Scale
The Hanover Insurance Company	$757.1	$378.5	288%	576%

DECEMBER 31, 2014
The Hanover Insurance Company	$749.2	$374.6	273%	547%

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

We have the following securities, letters of credit and cash and cash equivalents pledged to Lloyd’s to satisfy these capital requirements at December 31, 2015.  In 2015, we entered into a new letter of credit facility which enables a higher level of these assets to be used to satisfy these capital requirements (see also “Liquidity and Capital Resources” below). At December 31, 2015, we are in compliance with the capital requirements and expect to be able to meet these capital requirements in the future.

DECEMBER 31, 2015
(in millions)
Fixed maturities, at fair value	$440.6
Letters of credit	250.6
Cash and cash equivalents	7.0
Total pledged to Lloyd's	$698.2

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of our ability to generate sufficient cash flows to meet the cash requirements of business operations. As a holding company, our primary ongoing source of cash is dividends from our insurance subsidiaries. However, dividend payments to us by our U.S. insurance subsidiaries are subject to limitations imposed by regulators, such as prior notice periods and the requirement that dividends in excess of a specified percentage of statutory surplus or prior year’s statutory earnings receive prior approval (so called “extraordinary dividends”). No dividends were paid to the holding company by Hanover Insurance in 2015, 2014 or 2013.

Dividend payments to the holding company by Chaucer are regulated by U.K. law. Dividends from Chaucer are dependent on dividends from its subsidiaries. Annual dividend payments from Chaucer are limited to retained earnings that are not restricted by capital and other requirements for business at Lloyd’s. Also, Chaucer must provide advance notice to the U.K.’s Prudential Regulation Authority (“PRA”) of certain proposed dividends or other payments from PRA regulated entities. Chaucer paid $61.3 million, $68.7 million and $13.9 million in dividends during 2015, 2014 and 2013, respectively, to the holding company.

In connection with an intercompany borrowing arrangement between Chaucer and the holding company, interest on a $300 million note is paid by Chaucer on a quarterly basis to the holding company. This interest may be deferred at the election of the holding company. If deferred, the interest is added to the principal. Chaucer paid $22.5 million, $22.5 million and $28.1 million of interest to the holding company during 2015, 2014 and 2013, respectively.

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

Net cash provided by operating activities was $438.4 million during 2015, as compared to $564.7 million in 2014 and $383.9 million in 2013. The $126.3 million change in 2015 compared to 2014 was primarily due to higher federal income tax payments resulting from increased earnings, the timing of reinsurance payments and slightly lower premium collections during 2015. These decreases were partially offset by lower claims payments. The $180.8 million change in 2014 compared to 2013 primarily resulted from increased premium collections during 2014, partially offset by a slight increase in claims payments. Additionally, in 2013 we made a payment related to the settlement of our life insurance postretirement benefit obligation which did not recur in 2014.

Net cash used in investing activities was $171.5 million during 2015, as compared to $600.7 million during 2014 and $358.7 million in 2013. During 2015 cash used in investing activities primarily related to net purchases of commercial mortgage loan participations and fixed maturities. These cash outflows were partially offset by net cash received from the disposal of the U.K. motor business. In 2014 and 2013, cash used in investing activities primarily related to net purchases of fixed maturities, equity securities, and other investments. See Note 3 – “Investments” in the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K.

Net cash used in financing activities was $294.7 million during 2015, as compared to $71.7 million during 2014 and $105.5 million in 2013.  During 2015, cash used in financing activities primarily resulted from repurchases of common stock, repayments of debt and dividend payments to shareholders. During 2014, cash used in financing activities primarily resulted from the payment of dividends to shareholders and the repurchase of common stock, partially offset by cash inflows related to the exercise of employee stock options. During 2013, cash used in financing activities primarily resulted from the repayment of approximately $121 million of debt, repurchases of common stock and the payment of dividends to shareholders, partially offset by the proceeds from the issuance, on March 20, 2013, of $175.0 million of unsecured subordinated debentures.

Dividends to common shareholders are subject to quarterly board approval and declaration. During 2015, as declared by the Board, we paid three quarterly dividends of $0.41 per share and one quarterly dividend of $0.46 per share to our shareholders totaling $74.2 million. We believe that our holding company assets are sufficient to provide for future shareholder dividends should the Board of Directors declare them.

At December 31, 2015, THG, as a holding company, held approximately $129.9 million of fixed maturities and cash. We believe our holding company assets will be sufficient to meet our 2016 obligations, which consist primarily of dividends to our shareholders (as and to the extent declared), the interest on our senior and subordinated debentures, certain costs associated with benefits due to our former life employees and agents, and, to the extent required, payments related to indemnification of liabilities associated with the sale of various subsidiaries. As discussed below, we have, and opportunistically may continue to, repurchase our common stock and debt. We may decide to provide funds to the holding company for these or other opportunities through dividends or short-term intercompany lending arrangements.

We expect to continue to generate sufficient positive operating cash to meet all short-term and long-term cash requirements relating to current operations, including the funding of our qualified defined benefit pension plan and the Chaucer pension plan. Based upon the current estimate of liabilities and certain assumptions regarding investment returns and other factors, our qualified defined benefit pension plans and Chaucer pension plan collectively have plan liabilities in excess of plan assets by approximately $32 million. The ultimate payment amounts for our benefit plans are based on several assumptions, including but not limited to, the rate of return on plan assets, the discount rate for benefit obligations, mortality experience, interest crediting rates, inflation and the ultimate valuation and determination of benefit obligations. Since differences between actual plan experience and our assumptions are almost certain, changes both positive and negative to our current funding status and ultimately our obligations in future periods are likely.

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

Since October 2007 and through December 2015, our Board of Directors has authorized aggregate repurchases of our common stock of up to $900 million. Under the repurchase authorizations, the Company may repurchase, from time to time, common shares in amounts, at prices and at such times as the Company deems appropriate, subject to market conditions and other considerations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. During 2015, we repurchased approximately 1.6 million shares of our common stock at a cost of $127.3 million.

In March 2013, we issued $175 million aggregate principal amount of subordinated unsecured debentures due March 30, 2053. These subordinated debentures pay interest quarterly. We may redeem these subordinated debentures in whole at any time, or in part from time to time, on or after March 30, 2018, at a redemption price equal to their principal amount plus accrued and unpaid interest.

Additionally, from time to time, we may also repurchase our debt on an opportunistic basis. During 2015, we repurchased senior debentures with a net carrying value of $90.2 million at a cost of $114.3 million, resulting in a loss of $24.1 million. During 2013, we repurchased senior debentures with a net carrying value of $73.8 million at a cost of $93.7 million, resulting in a loss of $19.9 million. Additionally in 2013, we repaid $46.3 million of our FHLBB advances plus prepayment fees of $7.8 million for a total payment of $54.1 million. Additional information related to all borrowings is in Note 6 – “Debt and Credit Arrangements” in the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K.

We have a $200.0 million credit agreement which expires in November 2018, with an option to increase the facility to $300.0 million assuming no default and satisfaction of certain other conditions. The agreement also includes a $50 million sub-facility for standby letters of credit that can be used for general corporate purposes.  Borrowings, if any, under the agreement are unsecured and incur interest at a rate per annum equal to, the higher of (a) the prime commercial lending rate of the administrative agent, (b) the Federal Funds Rate plus half of a percent, or (c) the one month Adjusted LIBOR plus one percent and any applicable margin. The agreement contains financial covenants including, but not limited to, maintaining at least a certain level of consolidated equity, maximum consolidated leverage ratios and requires certain of our subsidiaries to maintain a minimum RBC ratio. We had no borrowings under this agreement during 2015, 2014 and 2013.

Membership in the FHLBB provides us with access to additional liquidity based on our stock holdings and pledged collateral. At December 31, 2015, we had additional borrowing capacity of $34.9 million. There were no borrowings outstanding under this agreement at December 31, 2015; however, we have and may continue, from time to time, to borrow through this facility to provide short term liquidity.

On October 15, 2015, we entered into a Standby Letter of Credit Facility Agreement (the “Facility Agreement”) not to exceed £170.0 million (or $250.6 million) outstanding at any one time, with the option to increase the amount available for issuances of letters of credit to £235.0 million (or $346.4 million) in the aggregate on one occasion only during the term of the Facility Agreement (subject to the consent of all lenders and assuming no default and satisfaction of other specified conditions). The Facility Agreement replaces a Standby Letter of Credit Facility Agreement entered into on November 15, 2013 (the “Prior Facility Agreement”).  This prior agreement provided for amounts available for issuances of letters of credit not to exceed £130.0 million (or $191.6 million) outstanding at any one time, with a similar option to increase the amount available for issuances of letters of credit to £195.0 million (or $287.5 million). The Facility Agreement, like the Prior Facility Agreement, provides certain covenants including, but not limited to, the syndicates’ financial condition.  The Facility Agreement provides regulatory capital supporting Chaucer’s underwriting activities for the 2015, 2016 and 2017 years of account and each prior open year of account.  The Prior Facility Agreement provided regulatory capital supporting Chaucer’s underwriting activities for the 2014 and 2015 years of account and each prior open year of account. The Facility Agreement is generally renewed biennially to support new underwriting years.

The Facility agreement is subject to a letter of credit commission fee on outstanding letters of credit, which is payable quarterly.  The Facility Agreement fee ranges from 1.125% to 1.50% per annum, depending on our credit ratings for portions that are not cash collateralized, and 0.275% per annum for portions that are cash collateralized, whereas the Prior Facility Agreement fee ranged from 1.375% to 1.75% per annum, also dependent on our credit ratings for portions that were not cash collateralized, and 0.275% per annum for portions that were cash collateralized. We may, from time to time, collateralize a portion of the outstanding letter of credit. In addition to the commission fee on the uncollateralized outstanding letter of credit, a commitment fee in respect of the unutilized commitments under the Facility Agreement is payable quarterly, and ranges from 0.394% to 0.525% per annum, depending on our credit ratings.  Unutilized commitment fees for the Prior Facility Agreement were also payable quarterly, and ranged from 0.55% to 0.70% per annum, depending on our credit ratings. Chaucer is also required to pay customary agency fees. We paid $3.7 million and $4.1 million in interest costs in 2015 and 2014, respectively.

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

At December 31, 2015, we were in compliance with the covenants of our debt and credit agreements.

CONTRACTUAL OBLIGATIONS

Financing obligations generally include repayment of our senior debentures, subordinated debentures, borrowings from the FHLBB, and operating lease payments. The following table represents our annual payments related to the contractual principal and interest payments of these financing obligations as of December 31, 2015 and operating lease payments reflect expected cash payments based upon lease terms. In addition, we also have included our estimated payments related to our loss and LAE obligations and our current expectation of payments to be made to support the obligations of our benefit plans. The following table also includes commitments to purchase investment securities at a future date. Actual payments may differ from the contractual and/or estimated payments in the table.

DECEMBER 31, 2015	Maturity less than 1 year	Maturity 1-3 years	Maturity 4-5 years	Maturity in excess of 5 years	Total
(in millions)
Debt (1)	$-	$-	$80.0	$734.3	$814.3
Interest associated with debt (1)	56.7	110.5	104.6	489.2	761.0
Operating lease commitments (2)	16.4	24.8	14.8	1.1	57.1
Qualified defined benefit pension plan funding obligations (3)	0.7	1.4	1.4	3.6	7.1
Non-qualified defined benefit pension and post-retirement
benefit obligation (4)	4.9	8.8	8.2	18.2	40.1
Investment commitments (5)	56.4	45.7	17.3	4.7	124.1
Loss and LAE obligations (6)	2,122.1	2,123.1	902.2	1,427.0	6,574.4
(1)

Debt includes our senior debentures due in 2025, which pay annual interest at a rate of 7.625%, our senior debentures due in 2020, which pay annual interest at a rate of 7.50%, our senior debentures due in 2021, which pay annual interest at a rate of 6.375%, our subordinated debentures due in 2053, which pay annual interest at a rate of 6.35%, and our subordinated debentures due in 2027, which pay cumulative dividends at an annual rate of 8.207%. Payments related to the principal amounts of these agreements represent contractual maturity; therefore, principal and interest associated with these obligations are reflected in the above table based upon the contractual maturity dates. In addition, we have $125.0 million of borrowings under a collateralized borrowing program with the FHLBB which pays interest monthly at a rate of 5.50% annually. Such borrowings are available for a twenty-year term or through September 25, 2029. Also, interest includes contractual interest related to the uncollateralized portion of our £170.0 million Standby Letter of Credit Facility.

(2)	Our U.S. and international subsidiaries are lessees with a number of operating leases.

(3)

Reflects funding associated with the Chaucer plan based upon its current funded status and estimated additional funding required to support future salary increases through 2025. We do not expect to make any significant contributions to our U.S. qualified plan in order to meet our minimum funding requirements. However, additional contributions may be required in the future to both plans based on the level of pension assets and liabilities in future periods.

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

(4)

Non-qualified defined benefit pension and postretirement benefit obligations reflect estimated payments to be made through plan year 2025 for pension, postretirement and postemployment benefits. Estimates of these payments and the payment patterns are based upon historical experience.

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

GLOSSARY OF SELECTED INSURANCE TERMS

Account business- Customers with multiple policies and/or coverages.

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

Catastrophe loss – Loss and directly identified loss adjustment expenses from catastrophes. The Insurance Services Office (“ISO”) Property Claim Services (“PCS”) defines a catastrophe loss as an event that causes $25 million or more in U.S. industry insured property losses and affects a significant number of property and casualty policyholders and insurers. In addition to those catastrophe events declared by ISO, claims management also generally includes within the definition of a “catastrophe loss”, a property loss event that causes approximately $5 million or more in Company insured losses and affects in excess of one hundred policy holders or multiple independent risks. For the international business in our Chaucer segment, management utilizes a “catastrophe loss” definition that is substantially consistent with the ISO definition framework.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Hanover Insurance Group, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of The Hanover Insurance Group, Inc. and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, MA

February 25, 2016

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31	2015	2014	2013
(in millions, except per share data)
Revenues
Premiums	$4,704.8	$4,710.3	$4,450.5
Net investment income	279.1	270.3	269.0
Net realized investment gains (losses):
Net realized gains from sales and other	46.3	55.6	39.5
Net other–than–temporary impairment losses on investments recognized
in earnings	(26.8)	(5.5)	(6.0)
Total net realized investment gains	19.5	50.1	33.5
Fees and other income	30.6	36.9	40.7
Total revenues	5,034.0	5,067.6	4,793.7

Losses and expenses
Losses and loss adjustment expenses	2,884.1	2,927.5	2,761.1
Amortization of deferred acquisition costs	1,033.2	1,040.0	971.0
Interest expense	60.1	65.2	65.3
Gain on disposal of U.K. motor business	(38.4)	-	-
Other operating expenses	655.6	656.9	667.2
Total losses and expenses	4,594.6	4,689.6	4,464.6
Income before income taxes	439.4	378.0	329.1
Income tax expense:
Current	55.8	27.1	8.6
Deferred	52.8	68.6	74.8
Total income tax expense	108.6	95.7	83.4
Income from continuing operations	330.8	282.3	245.7
Net gain (loss) from discontinued operations (net of income tax (benefit)
expense of $(0.5), $(0.1) and $4.1 in 2015, 2014 and 2013)	0.7	(0.3)	5.3
Net income	$331.5	$282.0	$251.0

Earnings per common share:
Basic:
Income from continuing operations	$7.53	$6.41	$5.58
Net gain (loss) from discontinued operations	0.02	-	0.12
Net income per share	$7.55	$6.41	$5.70
Weighted average shares outstanding	43.9	44.0	44.1

Diluted:
Income from continuing operations	$7.39	$6.29	$5.47
Net gain (loss) from discontinued operations	0.01	(0.01)	0.12
Net income per share	$7.40	$6.28	$5.59
Weighted average shares outstanding	44.8	44.9	44.9
The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31	2015	2014	2013
(in millions)
Net income	$331.5	$282.0	$251.0
Other comprehensive (loss) income, net of tax:
Available-for-sale securities and derivative instruments:
Net (depreciation) appreciation during the period	(138.0)	40.0	(167.3)
Change in other-than-temporary impairment losses recognized in other
comprehensive income	(13.0)	1.6	0.6
Total available-for-sale securities and derivative instruments	(151.0)	41.6	(166.7)
Pension and postretirement benefits:
Net actuarial (losses) gains and prior service costs arising in the period	(2.8)	(22.6)	10.8
Amortization recognized as net periodic benefit and postretirement cost	8.5	14.4	9.7
Total pension and postretirement benefits	5.7	(8.2)	20.5
Cumulative foreign currency translation adjustment:
Amount recognized as cumulative foreign currency translation during the
period	(7.2)	(4.6)	(2.0)
Total other comprehensive (loss) income, net of tax	(152.5)	28.8	(148.2)
Comprehensive income	$179.0	$310.8	$102.8

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31	2015	2014
(in millions, except share data)
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $6,934.0 and $7,145.7)	$6,983.4	$7,378.1
Equity securities, at fair value (cost of $528.5 and $506.6)	576.6	580.8
Other investments	393.4	291.4
Total investments	7,953.4	8,250.3
Cash and cash equivalents	338.8	373.3
Accrued investment income	62.9	66.9
Premiums and accounts receivable, net	1,391.7	1,360.9
Reinsurance recoverable on paid and unpaid losses and unearned premiums	2,635.0	2,268.2
Deferred acquisition costs	508.8	525.7
Deferred income taxes	137.9	131.2
Goodwill	186.0	184.6
Other assets	493.4	486.6
Assets of discontinued operations	83.0	112.0
Total assets	$13,790.9	$13,759.7
Liabilities
Loss and loss adjustment expense reserves	$6,574.4	$6,391.7
Unearned premiums	2,540.8	2,583.9
Expenses and taxes payable	724.9	695.4
Reinsurance premiums payable	205.2	226.8
Debt	812.8	903.5
Liabilities of discontinued operations	88.4	114.4
Total liabilities	10,946.5	10,915.7
Commitments and contingencies
Shareholders’ Equity
Preferred stock, par value $0.01 per share; 20.0 million shares authorized; none issued	-	-
Common stock, par value $0.01 per share; 300.0 million shares authorized; 60.5 million shares
issued	0.6	0.6
Additional paid-in capital	1,833.5	1,830.7
Accumulated other comprehensive income	53.9	206.4
Retained earnings	1,803.5	1,558.7
Treasury stock at cost (17.5 and 16.6 million shares)	(847.1)	(752.4)
Total shareholders’ equity	2,844.4	2,844.0
Total liabilities and shareholders’ equity	$13,790.9	$13,759.7

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31	2015	2014	2013
(in millions)
Preferred Stock
Balance at beginning and end of year	$-	$-	$-
Common Stock
Balance at beginning and end of year	0.6	0.6	0.6
Additional Paid-in Capital
Balance at beginning of year	1,830.7	1,830.1	1,787.1
Employee and director stock-based awards and other	2.8	0.6	43.0
Balance at end of year	1,833.5	1,830.7	1,830.1
Accumulated Other Comprehensive Income (Loss), net of tax
Net Unrealized Appreciation (Depreciation) on Investments and Derivative
Instruments:
Balance at beginning of year	300.9	259.3	426.0
Net (depreciation) appreciation on available-for-sale securities and derivative
instruments	(151.0)	41.6	(166.7)
Balance at end of year	149.9	300.9	259.3
Defined Benefit Pension and Postretirement Plans:
Balance at beginning of year	(84.3)	(76.1)	(96.6)
Net amount arising in the period	(2.8)	(22.6)	10.8
Net amount recognized as net periodic benefit cost	8.5	14.4	9.7
Balance at end of year	(78.6)	(84.3)	(76.1)
Cumulative Foreign Currency Translation Adjustment:
Balance at beginning of year	(10.2)	(5.6)	(3.6)
Amount recognized as cumulative foreign currency translation during the year	(7.2)	(4.6)	(2.0)
Balance at end of year	(17.4)	(10.2)	(5.6)
Total accumulated other comprehensive income	53.9	206.4	177.6
Retained Earnings
Balance at beginning of year	1,558.7	1,349.1	1,211.6
Net income	331.5	282.0	251.0
Dividends to shareholders	(74.2)	(67.0)	(60.0)
Stock-based compensation	(12.5)	(5.4)	(53.5)
Balance at end of year	1,803.5	1,558.7	1,349.1
Treasury Stock
Balance at beginning of year	(752.4)	(762.9)	(729.7)
Shares purchased at cost	(127.3)	(20.4)	(78.2)
Net shares reissued at cost under employee stock-based compensation plans	32.6	30.9	45.0
Balance at end of year	(847.1)	(752.4)	(762.9)
Total shareholders’ equity	$2,844.4	$2,844.0	$2,594.5

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31	2015	2014	2013
(in millions)
Cash Flows From Operating Activities
Net income	$331.5	$282.0	$251.0
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposal of U.K. motor business	(38.4)	-	-
Net loss on repurchase of debt	24.1	0.1	19.9
Net realized investment gains	(19.1)	(50.2)	(33.5)
Net amortization and depreciation	30.2	33.5	35.0
Stock-based compensation expense	12.3	15.1	12.4
Amortization of defined benefit plan costs	12.7	22.1	14.9
Deferred income tax expense	53.1	68.6	74.9
Change in deferred acquisition costs	6.9	(19.6)	(16.3)
Change in premiums receivable, net of reinsurance premiums payable	(52.5)	(184.1)	(107.4)
Change in loss, loss adjustment expense and unearned premium reserves	121.0	256.3	65.9
Change in reinsurance recoverable	(27.0)	115.9	148.8
Change in expenses and taxes payable	(1.0)	12.5	(62.9)
Other, net	(15.4)	12.5	(18.8)
Net cash provided by operating activities	438.4	564.7	383.9
Cash Flows From Investing Activities
Proceeds from disposals and maturities of fixed maturities	1,696.4	1,323.1	1,394.3
Proceeds from disposals of equity securities and other investments	329.4	175.2	217.8
Purchase of fixed maturities	(1,792.2)	(1,710.1)	(1,698.8)
Purchase of equity securities and other investments	(428.8)	(379.7)	(249.1)
Cash received from disposal of U.K. motor business, net of cash transferred	44.3	-	-
Capital expenditures	(19.5)	(11.2)	(22.9)
Other investing activities	(1.1)	2.0	-
Net cash used in investing activities	(171.5)	(600.7)	(358.7)
Cash Flows From Financing Activities
Proceeds from exercise of employee stock options	16.6	12.6	25.0
Proceeds from debt borrowings, net	-	-	168.6
Change in cash collateral related to securities lending program	15.7	7.4	(15.9)
Dividends paid to shareholders	(74.2)	(67.0)	(60.0)
Repayment of debt	(114.3)	(0.7)	(139.9)
Repurchases of common stock	(127.3)	(20.4)	(78.2)
Other financing activities	(11.2)	(3.6)	(5.1)
Net cash used in financing activities	(294.7)	(71.7)	(105.5)
Effect of exchange rate changes on cash	(6.7)	(5.2)	1.6
Net change in cash and cash equivalents	(34.5)	(112.9)	(78.7)
Net change in cash related to discontinued operations	-	-	0.1
Cash and cash equivalents, beginning of year	373.3	486.2	564.8
Cash and cash equivalents, end of year	$338.8	$373.3	$486.2
Supplemental Cash Flow Information
Interest payments	$60.8	$64.1	$66.1
Income tax net payments	$56.9	$8.4	$9.5

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

D. Other Investments

Other investments consist primarily of mortgage participations,  overseas deposits and limited partnerships. Mortgage participations represent interests in commercial mortgage loans originated and serviced by a third party of which the Company shares, on a pro-rata basis, in all related cash flows of the underlying mortgage loans. Due to certain reacquisition rights retained by the third party in the loan participation, these investments are accounted for as secured borrowings under Accounting Standards Codification (“ASC”) 860, Transfers and Servicing (“ASC 860”).

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

Deferred acquisition costs (“DAC”) for each operating segment are reviewed to determine if the costs are recoverable from future income, including investment income. If such costs are determined to be unrecoverable, they are expensed at the time of determination. Although recoverability of DAC is not assured, the Company believes it is more likely than not that all of these costs will be recovered. The amount of DAC considered recoverable, however, could be reduced in the near term if the estimates of total revenues discussed above are reduced or permanently impaired as a result of a disposition of a line of business. The amount of amortization of DAC could be revised in the near term if any of the estimates discussed above are revised.

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

I. GOODWILL AND INTANGIBLE ASSETS

In accordance with the provisions of ASC 350, Intangibles- Goodwill and Other (“ASC 350”), the Company carries its goodwill at cost, net of amortization prior to January 1, 2002 and net of impairments. Increases to goodwill are generated through acquisition and represent the excess of the cost of an acquisition over the fair value of net assets acquired, including any intangibles acquired. Since January 1, 2002, goodwill is no longer amortized but rather, is reviewed for impairment. Additionally, acquisitions can also produce intangible assets, which have either a definite or indefinite life. Intangible assets with definite lives are amortized over that life, whereas those intangible assets determined to have an indefinite life are reviewed at least annually for impairment.

The Company tests for the recoverability of goodwill and intangible assets with indefinite lives annually or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company recognizes impairment losses only to the extent that the carrying amounts of reporting units with goodwill exceed the fair value. The amount of the impairment loss that is recognized is determined based upon the excess of the carrying value of goodwill compared to the implied fair value of the goodwill, as determined with respect to all assets and liabilities of the reporting unit. The Company has performed its annual review of goodwill and intangible assets with indefinite lives for impairment in the fourth quarters of 2015 and 2014 with no impairments recognized. At December 31, 2015 and 2014, Chaucer held intangible assets with indefinite lives of $56.2 million and $76.5 million, respectively, which represents approximately 74% and 80% of the Company’s balance, respectively. In addition, at December 31, 2015 and 2014, goodwill held by Chaucer was $7.2 million and $5.8 million, respectively. The remaining balance relates to the U.S. Companies. The changes in the value of intangible assets with indefinite lives from December 31, 2014 were primarily the result of the disposition of the U.K. motor business on June 30, 2015.

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

K. Debt

The Company’s debt at December 31, 2015 includes senior debentures, subordinated debentures, and collateralized borrowings with the Federal Home Loan Bank of Boston (“FHLBB”). The senior debentures are carried at principal amount borrowed, net of any applicable unamortized discounts. The subordinated debentures and borrowings under the FHLBB program are carried at principal amount borrowed (See Note 6 – “Debt and Credit Arrangements”).

L. Premium, Premium Receivable, Fee Revenue and Related Expenses

Insurance premiums written are generally recorded at the policy inception and are primarily earned on a pro rata basis over the terms of the policies for all products. Premiums written include estimates, primarily in the Chaucer segment, that are derived from multiple sources, which include the historical experience of the underlying business, similar businesses and available industry information. These estimates are regularly reviewed and updated, and any resulting adjustments are included in the current year’s results. Unearned premium reserves represent the portion of premiums written that relates to the unexpired terms of the underlying in-force insurance policies and reinsurance contracts. Premium receivables reflect the unpaid balance of premium written as of the balance sheet date. Premium receivables are generally short-term in nature and are reported net of an allowance for estimated uncollectible premium accounts. The Company reviews its receivables for collectability at the balance sheet date. The allowance for uncollectible accounts was not material as of December 31, 2015 and 2014. Ceded premiums are charged to income over the applicable term of the various reinsurance contracts with third party reinsurers. Reinsurance reinstatement premiums, when required, are recognized in the same period as the loss event that gave rise to the reinstatement premiums. Losses and related expenses are matched with premiums, resulting in their recognition over the lives of the contracts. This matching is accomplished through estimated and unpaid losses and amortization of deferred acquisition costs.

M. Income Taxes

The Company is subject to the tax laws and regulations of the U.S. and foreign countries in which it operates. The Company files a consolidated U.S. federal income tax return that includes the holding company and its U.S. subsidiaries. Generally, taxes are accrued at the U.S. statutory tax rate of 35% for income from the U.S. operations. The Company’s primary non-U.S. jurisdiction is the United Kingdom (“U.K.”). In July 2012, the U.K. statutory rate decreased from 24% to 23% effective April 1, 2013. In July 2013, the U.K. statutory rate decreased from 23% to 21% effective April 1, 2014 and from 21% to 20% effective April 1, 2015. Further decreases were enacted in November 2015 to reduce the U.K. statutory tax rate from 20% to 19% effective April 1, 2017 and from 19% to 18% effective April 1, 2020. The Company accrues taxes on certain non-U.S. income that is subject to U.S. tax at the U.S. tax rate. Foreign tax credits, where available, are utilized to offset U.S. tax as permitted. Certain non-U.S. income of the Company is not subject to U.S. tax until repatriated. Foreign taxes on this non-U.S. income are accrued at the local foreign rate and do not have an accrual for U.S. deferred taxes since these earnings are intended to be indefinitely reinvested overseas.

The Company’s accounting for income taxes represents its best estimate of various events and transactions.

Deferred income taxes are generally recognized when assets and liabilities have different values for financial statement and tax reporting purposes, and for other temporary taxable and deductible differences as defined by ASC 740, Income Taxes (“ASC 740”). These temporary differences are measured at the balance sheet date using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse. These differences result primarily from insurance reserves, deferred acquisition costs, tax credit carryforwards, employee benefit plans and deferred Lloyd’s underwriting income.

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

O. Earnings Per Share

Earnings per share (“EPS”) for the years ended December 31, 2015, 2014 and 2013 is based on a weighted average of the number of shares outstanding during each year. Basic and diluted EPS is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. The weighted average shares outstanding used to calculate basic EPS differ from the weighted average shares outstanding used in the calculation of diluted EPS due to the effect of dilutive employee stock options, nonvested stock grants and other contingently issuable shares. If the effect of such items is antidilutive, the weighted average shares outstanding used to calculate diluted EPS are equal to those used to calculate basic EPS.

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

The Company manages its exposure to foreign currency risk primarily by matching assets and liabilities denominated in the same currency. To the extent that assets and liabilities in foreign currencies are not matched, the Company is exposed to foreign currency risk. For functional currencies, the related exchange rate fluctuations are reflected in other comprehensive income (loss). The Company translated Chaucer’s balance sheet at December 31, 2015 and 2014 from GBP to U.S. dollars using a conversion rate of 1.47 and 1.56, respectively. The Company recognized $12.3 million in foreign currency transaction gains in the Consolidated Statements of Income during the year ended December 31, 2015, and $4.2 million for both of the years ended December 31, 2014 and 2013.

Q. New Accounting Pronouncements

Recently Implemented Standards

 In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Update No. 2014-08, (Topic 205 and Topic 360) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASC update modifies the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. Also, this update requires additional financial statement disclosures about discontinued operations, as well as disposals of an individually significant component of an entity that do not qualify for discontinued operations presentation. This ASC update was effective for all disposals (or classifications as held for sale) of components of an entity that occurred within annual and interim periods beginning on or after December 15, 2014 and for all businesses that, on acquisition, were classified as held for sale that also occurred within interim and annual periods beginning on or after December 15, 2014. The Company implemented this guidance effective January 1, 2015. The effect of implementing this guidance was not material to the Company’s financial position or results of operations.

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

Recently Issued Standards

In January 2016, the FASB issued ASC Update No. 2016-01, (Subtopic 825-10) Financial Instruments- Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. This ASC update requires unconsolidated equity investments to be measured at fair value with changes in the fair value recognized in net income, except for those accounted for under the equity method. This update eliminates the cost method for equity investments without readily determinable fair values and replaces with other methods, including the use of Net Asset Value (“NAV”). Additionally, when a public entity is required to measure fair value for disclosure purposes and holds financial instruments measured at amortized cost, the updated guidance requires these instruments to be measured using exit price. It also requires financial assets and financial liabilities to be presented separately in the notes to the financial statements, grouped by measurement category and form of financial asset. The updated guidance is effective for annual periods beginning after December 15, 2017. The Company is evaluating the impact of the adoption of ASC update 2016-01 on its financial position and results of operations.

In May 2015, the FASB issued ASC Update No. 2015-09, (Topic 944) Financial Services- Insurance: Disclosures about Short-Duration Contracts. This ASC update requires several additional disclosures regarding short-duration insurance contracts, including; disaggregated incurred and paid claims development information, quantitative and qualitative information about claim frequency and duration, and the sum of incurred but not reported liabilities plus expected development on reported claims included in the liability for unpaid claims and claim adjustment expenses along with a description of reserving methodologies. This information is required to be presented by accident year, for the number of years for which claims typically remain outstanding, but need not exceed 10 years. A reconciliation of the claims development disclosures to the aggregate carrying amount of the liability for unpaid claims and claim adjustment expenses, including a separate disclosure for reinsurance recoverables is also required for each period presented in the statement of financial position. In addition, this ASC requires insurance entities to disclose information about significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses, including reasons for the change and the effects on the financial statements.  The updated guidance is effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of ASC Update 2015-09 to have a material impact on its financial position or results of operations, as the update is disclosure related.

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

In August 2014, the FASB issued ASC update No. 2014-15, (Subtopic 205-40) Presentation of Financial Statements– Going Concern. This ASC update provides guidance on determining when and how to disclose going concern uncertainties in the financial statements, and requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. The updated guidance is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early adoption is permitted. The Company does not expect the adoption of ASC update 2014-15 to have a material impact on its financial position or results of operations.

R. Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. DISPOSITIONS OF BUSINESSES

Disposal of U.K. Motor Business

Effective June 30, 2015, the Company transferred its U.K. motor business to an unaffiliated U.K.-based insurance provider. The transaction was executed through a 100 percent reinsurance arrangement for prior claim liabilities and in-force policies written by this division and the sale of two entities associated with this business. Total consideration from the sale of the Chaucer subsidiaries was $64.9 million and the transaction resulted in a net gain of $40.6 million.

The components of the gain are as follows:

(in millions)
Total consideration	$64.9
Less:
Carrying value of subsidiaries	(7.6)
Intangibles and goodwill disposed (1)	(17.7)
Transaction expenses and employee-related and other costs (2)	(7.7)
Realized gain on investments transferred as part of reinsurance agreement (3)	5.8
Other items	0.7
Pre-tax gain	38.4
Income tax benefit	2.2
Net gain	$40.6

(1)	Reflects $17.2 million of indefinite-lived intangible assets associated with the U.K. motor business upon THG’s purchase of Chaucer in July 2011 and $0.5 million of goodwill.
(2)	Transaction costs include legal, actuarial and other professional fees.
(3)

As part of the reinsurance agreement, investments were transferred, resulting in the recognition of net realized investment gains that were previously reflected in accumulated other comprehensive income.

In connection with the reinsurance arrangement, insurance liabilities of approximately $443 million were ceded, including $137.4 million of written premiums, and approximately $419 million of investments, cash, and premiums receivable were transferred.  The $25 million difference between assets and liabilities approximates the DAC balance associated with this business.

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

At December 31, 2015 and 2014, the portion of the discontinued accident and health business that was directly assumed had assets of $54.5 million and $65.2 million, respectively, consisting primarily of invested assets, and liabilities of $46.5 million and $49.7 million, respectively, consisting primarily of policy liabilities. At December 31, 2015 and 2014, the assets and liabilities of this business, as well as those of the reinsured portion of the accident and health business are classified as assets and liabilities of discontinued operations in the Consolidated Balance Sheets.

Discontinued operations for the years ended December 31, 2015, 2014 and 2013 resulted in gains of $0.7 million, losses of $0.3 million and gains of $5.3 million, respectively, net of tax. The 2013 benefit, associated with the Company’s former life insurance businesses, was primarily due to an insurance settlement related to a class action lawsuit.

3. INVESTMENTS

A. FIXED MATURITIES AND EQUITY SECURITIES

The amortized cost and fair value of available-for-sale fixed maturities and the cost and fair value of equity securities were as follows:

DECEMBER 31, 2015
(in millions)	Amortized	Gross	Gross		OTTI
	Cost or	Unrealized	Unrealized		Unrealized
	Cost	Gains	Losses	Fair Value	Losses
Fixed maturities:
U.S. Treasury and government agencies	$447.1	$5.5	$3.5	$449.1	$-
Foreign government	244.7	2.6	1.5	245.8	-
Municipal	1,074.5	50.0	4.2	1,120.3	-
Corporate	3,699.9	86.8	95.7	3,691.0	27.5
Residential mortgage-backed	887.6	13.4	4.9	896.1	0.3
Commercial mortgage-backed	499.6	5.8	4.3	501.1	-
Asset-backed	80.6	0.2	0.8	80.0	-
Total fixed maturities	$6,934.0	$164.3	$114.9	$6,983.4	$27.8
Equity securities	$528.5	$55.7	$7.6	$576.6	$-

DECEMBER 31, 2014
(in millions)	Amortized	Gross	Gross		OTTI
	Cost or	Unrealized	Unrealized		Unrealized
	Cost	Gains	Losses	Fair Value	Losses
Fixed maturities:
U.S. Treasury and government agencies	$516.3	$7.6	$3.5	$520.4	$-
Foreign government	349.4	5.2	0.6	354.0	-
Municipal	1,079.6	62.4	4.0	1,138.0	-
Corporate	3,746.3	166.3	31.8	3,880.8	7.4
Residential mortgage-backed	770.4	21.7	3.0	789.1	0.4
Commercial mortgage-backed	516.7	12.4	1.3	527.8	-
Asset-backed	167.0	1.2	0.2	168.0	-
Total fixed maturities	$7,145.7	$276.8	$44.4	$7,378.1	$7.8
Equity securities	$506.6	$76.8	$2.6	$580.8	$-

OTTI unrealized losses in the tables above represent OTTI recognized in accumulated other comprehensive income. This amount excludes net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date of $1.1 million and $12.3 million as of December 31, 2015 and 2014, respectively.

The Company participates in a security lending program for the purpose of enhancing income. Securities on loan to various counterparties had a fair value of $36.2 million and $20.9 million at December 31, 2015 and 2014, respectively, and were fully collateralized by cash. The fair value of the loaned securities is monitored on a daily basis, and the collateral is maintained at a level of at least 102% of the fair value of the loaned securities. Securities lending collateral is recorded by the Company in cash and cash equivalents, with an offsetting liability included in expenses and taxes payable.

At December 31, 2015 and 2014, fixed maturities with fair values of $217.4 million and $211.2 million, respectively, and amortized cost of $206.5 million and $196.4 million, respectively, were on deposit with various state and governmental authorities.

In accordance with Lloyd’s operating guidelines, the Company deposits funds at Lloyd’s to support underwriting operations. These funds are available only to fund claim obligations. At December 31, 2015 and 2014, fixed maturities with a fair value of approximately $441 million and $450 million, respectively, and cash of $7 million and $2 million, respectively, were on deposit with Lloyd’s.

The Company enters into various agreements that may require its fixed maturities to be held as collateral by others. At December 31, 2015 and 2014, fixed maturities with a fair value of $188.1 million and $208.2 million, respectively, were held as collateral for collateralized borrowings and other arrangements. Of these amounts, $176.0 million and $195.7 million related to the FHLBB collateralized borrowing program at December 31, 2015 and 2014, respectively. See Note 6—“Debt and Credit Arrangements” for additional information related to the Company’s FHLBB program.

The amortized cost and fair value by maturity periods for fixed maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or the Company may have the right to put or sell the obligations back to the issuers.

DECEMBER 31	2015
(in millions)	Amortized
	Cost	Fair Value
Due in one year or less	$442.7	$446.2
Due after one year through five years	2,478.2	2,517.2
Due after five years through ten years	2,043.8	2,022.1
Due after ten years	501.5	520.7
	5,466.2	5,506.2
Mortgage-backed and asset-backed securities	1,467.8	1,477.2
Total fixed maturities	$6,934.0	$6,983.4

B. DERIVATIVE INSTRUMENTS

The Company maintains an overall risk management strategy that incorporates the use of derivative instruments, as necessary, to manage significant unplanned fluctuations in earnings that may be caused by foreign currency exchange and interest rate volatility. The Company did not use derivative instruments in 2015, 2014 or 2013.

C. UNREALIZED GAINS AND LOSSES

Unrealized gains and losses on available-for-sale and other securities are summarized in the following table.

YEARS ENDED DECEMBER 31
(in millions)		Equity
	Fixed	Securities and
2015	Maturities	Other	Total
Net appreciation, beginning of year	$250.0	$50.9	$300.9
Net depreciation on available-for-sale securities	(164.9)	(26.8)	(191.7)
Change in OTTI losses recognized in other comprehensive income	(20.0)	-	(20.0)
Provision for deferred income taxes	51.4	9.3	60.7
	(133.5)	(17.5)	(151.0)
Net appreciation, end of year	$116.5	$33.4	$149.9

2014
Net appreciation, beginning of year	$212.1	$47.2	$259.3
Net appreciation on available-for-sale securities	76.3	10.2	86.5
Change in OTTI losses recognized in other comprehensive income	2.4	-	2.4
Provision for deferred income taxes	(40.8)	(6.5)	(47.3)
	37.9	3.7	41.6
Net appreciation, end of year	$250.0	$50.9	$300.9

2013
Net appreciation, beginning of year	$410.1	$15.9	$426.0
Net (depreciation) appreciation on available-for-sale securities	(273.6)	48.1	(225.5)
Change in OTTI losses recognized in other comprehensive income	0.8	-	0.8
Benefit (provision) for deferred income taxes	74.8	(16.8)	58.0
	(198.0)	31.3	(166.7)
Net appreciation, end of year	$212.1	$47.2	$259.3

Equity securities and other balances at December 31, 2015, 2014 and 2013 include after-tax net appreciation on other invested assets of $2.2 million, $2.6 million and $2.9 million, respectively.

D. SECURITIES IN AN UNREALIZED LOSS POSITION

The following tables provide information about the Company’s fixed maturities and equity securities that were in an unrealized loss position at December 31, 2015 and 2014 including the length of time the securities have been in an unrealized loss position:

DECEMBER 31, 2015	12 months or less		Greater than 12 months		Total
(in millions)	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
Fixed maturities:
Investment grade:
U.S. Treasury and government
agencies	$1.5	$139.0	$2.0	$77.2	$3.5	$216.2
Foreign governments	0.8	63.6	0.7	8.4	1.5	72.0
Municipal	2.3	143.0	1.9	57.4	4.2	200.4
Corporate	30.7	1,138.3	18.9	122.3	49.6	1,260.6
Residential mortgage-backed	3.0	334.5	1.9	47.0	4.9	381.5
Commercial mortgage-backed	4.2	293.8	0.1	9.7	4.3	303.5
Asset-backed	0.8	56.6	-	1.4	0.8	58.0
Total investment grade	43.3	2,168.8	25.5	323.4	68.8	2,492.2
Below investment grade:
Corporate	19.6	165.5	26.5	63.2	46.1	228.7
Total fixed maturities	62.9	2,334.3	52.0	386.6	114.9	2,720.9
Equity securities	7.6	166.8	-	-	7.6	166.8
Total	$70.5	$2,501.1	$52.0	$386.6	$122.5	$2,887.7

DECEMBER 31, 2014	12 months or less		Greater than 12 months		Total
(in millions)	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
Fixed maturities:
Investment grade:
U.S. Treasury and government
agencies	$-	$52.2	$3.5	$137.9	$3.5	$190.1
Foreign governments	0.4	20.8	0.2	24.2	0.6	45.0
Municipal	0.3	57.1	3.7	140.2	4.0	197.3
Corporate	7.8	393.3	9.3	217.4	17.1	610.7
Residential mortgage-backed	0.2	36.4	2.8	98.0	3.0	134.4
Commercial mortgage-backed	0.4	90.4	0.9	60.8	1.3	151.2
Asset-backed	0.1	46.6	0.1	13.2	0.2	59.8
Total investment grade	9.2	696.8	20.5	691.7	29.7	1,388.5
Below investment grade:
Corporate	12.2	114.9	2.5	28.3	14.7	143.2
Total fixed maturities	21.4	811.7	23.0	720.0	44.4	1,531.7
Equity securities	2.2	130.2	0.4	3.9	2.6	134.1
Total	$23.6	$941.9	$23.4	$723.9	$47.0	$1,665.8

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

E. OTHER INVESTMENTS

The Company’s mortgage participations and other mortgage loans were $200.9 million and $94.9 million at December 31, 2015 and 2014, respectively. Participating interests in commercial mortgage loans are originated and serviced by a third party.  For these investments, the Company shares, on a pro-rata basis, in all related cash flows of the underlying mortgages. Mortgage participations and other mortgage loans were comprised of the following property types and geographic locations.

DECEMBER 31	2015	2014
(in millions)
Property Type:
Office	$75.0	$40.0
Retail	58.8	19.5
Apartments	33.4	33.4
Hotel	19.2	2.2
Industrial	15.0	-
Valuation allowance	(0.5)	(0.2)
Total	$200.9	$94.9

DECEMBER 31	2015	2014
(in millions)
Geographic Region:
Pacific	$50.0	$20.0
South Atlantic	47.0	30.0
West South Central	35.0	25.0
Mid-Atlantic	23.6	8.7
East North Central	10.8	11.4
West North Central	10.0	-
New England	10.0	-
Other	15.0	-
Valuation allowance	(0.5)	(0.2)
Total	$200.9	$94.9

At December 31, 2015, scheduled maturities of mortgage participations and other mortgage loans were as follows: due in 2017 - $1.0 million; 2020 - $10.0 million; and thereafter - $189.9 million. There were no scheduled loan maturities in 2016, 2018 or 2019. Actual maturities could differ from contractual maturities because borrowers may have the right to prepay obligations with or without the prepayment penalties and loans may be refinanced. During 2015, the Company did not refinance any loans based on terms that differed from current market rates.

The Company held overseas deposits of $100.9 million and $132.6 million at December 31, 2015 and 2014, respectively, which are investments held in overseas funds and managed exclusively by Lloyd’s.

F. OTHER

The Company had no concentration of investments in a single investee that exceeded 10% of shareholders’ equity except for fixed maturities invested in Federal Home Loan Mortgage Corp. (“FHLMC”) and Federal National Mortgage Association (“FNMA”). At December 31, 2015, the Company held FHLMC and FNMA with fair values of $467.9 million and $298.1 million, respectively. At December 31, 2014, the Company held FHLMC and FNMA with fair values of $394.4 million and $315.8 million, respectively.

At December 31, 2015, there were contractual investment commitments of up to $124.1 million.

4. INVESTMENT INCOME AND GAINS AND LOSSES

A. NET INVESTMENT INCOME

The components of net investment income were as follows:

YEARS ENDED DECEMBER 31	2015	2014	2013
(in millions)
Fixed maturities	$253.8	$255.8	$254.8
Equity securities	17.5	16.5	15.6
Other investments	18.1	9.0	8.8
Gross investment income	289.4	281.3	279.2
Less investment expenses	(10.3)	(11.0)	(10.2)
Net investment income	$279.1	$270.3	$269.0

The carrying values of fixed maturity securities on non-accrual status at December 31, 2015 and 2014 were not material. The effects of non-accruals for the years ended December 31, 2015, 2014 and 2013, compared with amounts of net investment income that would have been recognized in accordance with the original terms of the fixed maturities, were reductions of $0.8 million, $2.1 million and $2.3 million, respectively.

B. NET REALIZED INVESTMENT GAINS AND LOSSES

Net realized gains (losses) on investments were as follows:

YEARS ENDED DECEMBER 31	2015	2014	2013
(in millions)
Equity securities	$29.4	$45.8	$26.7
Fixed maturities	(13.9)	4.5	8.6
Other investments	4.0	(0.2)	(1.8)
Net realized investment gains	$19.5	$50.1	$33.5
Included in the net realized investment gains (losses) were OTTI of investment securities recognized in earnings totaling $26.8 million, $5.5 million and $6.0 million in 2015, 2014 and 2013, respectively.

Other-than-temporary-impairments

For 2015, total OTTI was $49.5 million. Of this amount, $26.8 million was recognized in earnings and the remaining $22.7 million was recorded as unrealized losses in accumulated other comprehensive income (“AOCI”).  The $26.8 million of OTTI recognized in earnings relates to $16.0 million of credit impairments, $4.0 million of fixed maturity securities that the Company intended to sell and $6.8 million of equities.

For 2014, total OTTI was $5.4 million. Of this amount, $5.5 million was recognized in earnings including $0.1 million which was transferred from unrealized losses in AOCI.  The $5.5 million of OTTI recognized in earnings was related to fixed maturity securities that the Company intended to sell.

For 2013, total OTTI was $7.0 million. Of this amount, $6.0 million was recognized in earnings and $1.0 million was recorded as unrealized losses in AOCI.

There were no credit impairments in 2014. The methodology and significant inputs used to measure the amount of credit losses on fixed maturities in 2015 and 2013 were as follows:

Corporate bonds - the Company utilized a financial model that derives expected cash flows based on probability-of-default factors by credit rating and asset duration and loss-given-default factors based on security type. These factors are based on historical data provided by an independent third-party rating agency. In addition, other market data relevant to the realizability of contractual cash flows may be considered.

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

YEARS ENDED DECEMBER 31	2015	2014	2013
(in millions)
Credit losses as of the beginning of the year	$4.2	$7.8	$8.6
Credit losses on securities for which an OTTI was not previously recognized	8.3	-	1.1
Additional credit losses on securities for which an OTTI was previously
recognized	7.7	-	0.3
Reductions for securities sold, matured or called	(1.8)	(3.2)	(2.2)
Reductions for securities reclassified as intend to sell	(0.4)	(0.4)	-
Credit losses as of the end of the year	$18.0	$4.2	$7.8

The proceeds from sales of available-for-sale securities and the gross realized gains and gross realized losses on those sales, were as follows:

YEARS ENDED DECEMBER 31
(in millions)
	Proceeds	Gross	Gross
2015	from Sales	Gains	Losses
Fixed maturities	$1,167.6	$15.0	$9.3
Equity securities	$270.0	$36.9	$4.2

2014
Fixed maturities	$349.5	$5.8	$2.6
Equity securities	$156.1	$46.2	$0.8

2013
Fixed maturities	$450.4	$6.0	$4.0
Equity securities	$193.5	$31.2	$0.4

Proceeds from sales of fixed maturities in 2015 included proceeds of $379.6 million from the transfer of fixed maturity investments in connection with the disposal of the U.K. motor business and related gross gains of $6.4 million and gross losses of $0.6 million.

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

OTHER INVESTMENTS

Other investments include mortgage participations and other mortgage loans, overseas trust funds required in connection with our Lloyd’s business and cost basis limited partnerships. Fair values of mortgage participations and other mortgage loans are estimated by discounting the contractual cash flows using the rates at which similar loans would be made to borrowers with comparable credit ratings and are reported as Level 3. Fair values of overseas trust funds are provided by the investment manager based on quoted prices for similar instruments in active markets and are reported as Level 2. The fair values of cost basis limited partnerships are based on the NAV provided by the general partner and recent financial information and are reported as Level 3.

DEBT

The fair value of debt is estimated based on quoted market prices for identical or similar issuances. If a quoted market price is not available, fair values are estimated using discounted cash flows that are based on current interest rates and yield curves for debt issuances with maturities and credit risks consistent with the debt being valued. Debt is reported as Level 2.

The estimated fair value of the financial instruments were as follows:

DECEMBER 31	2015		2014
(in millions)	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial Assets
Cash and cash equivalents	$338.8	$338.8	$373.3	$373.3
Fixed maturities	6,983.4	6,983.4	7,378.1	7,378.1
Equity securities	576.6	576.6	580.8	580.8
Other investments	365.4	367.9	267.4	272.2
Total financial assets	$8,264.2	$8,266.7	$8,599.6	$8,604.4
Financial Liabilities
Debt	$812.8	$927.8	$903.5	$1,021.7

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

The following tables provide, for each hierarchy level, the Company’s assets that were measured at fair value on a recurring basis.

	DECEMBER 31, 2015
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$449.1	$193.6	$255.5	$-
Foreign government	245.8	52.5	193.3	-
Municipal	1,120.3	-	1,085.9	34.4
Corporate	3,691.0	-	3,687.3	3.7
Residential mortgage-backed, U.S. agency backed	824.5	-	824.5	-
Residential mortgage-backed, non-agency	71.6	-	71.6	-
Commercial mortgage-backed	501.1	-	484.1	17.0
Asset backed	80.0	-	79.5	0.5
Total fixed maturities	6,983.4	246.1	6,681.7	55.6
Equity securities	567.7	566.4	-	1.3
Other investments	104.5	-	100.9	3.6
Total investment assets at fair value	$7,655.6	$812.5	$6,782.6	$60.5

	DECEMBER 31, 2014
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$520.4	$233.5	$286.9	$-
Foreign government	354.0	43.3	310.7	-
Municipal	1,138.0	-	1,112.3	25.7
Corporate	3,880.8	-	3,871.2	9.6
Residential mortgage-backed, U.S. agency backed	689.2	-	689.2	-
Residential mortgage-backed, non-agency	99.9	-	99.9	-
Commercial mortgage-backed	527.8	-	506.4	21.4
Asset backed	168.0	-	168.0	-
Total fixed maturities	7,378.1	276.8	7,044.6	56.7
Equity securities	571.5	570.3	-	1.2
Other investments	136.4	-	132.6	3.8
Total investment assets at fair value	$8,086.0	$847.1	$7,177.2	$61.7

The following tables provide, for each hierarchy level, the Company’s estimated fair values of financial instruments that were not carried at fair value.

	DECEMBER 31, 2015
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$338.8	$338.8	$-	$-
Equity securities	8.9	-	8.9	-
Other investments	263.4	-	-	263.4
Liabilities:
Debt	$927.8	$-	$927.8	$-

	DECEMBER 31, 2014
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$373.3	$373.3	$-	$-
Equity securities	9.3	-	9.3	-
Other investments	135.8	-	-	135.8
Liabilities:
Debt	$1,021.7	$-	$1,021.7	$-

The following tables provide a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

YEAR ENDED DECEMBER 31, 2015	Fixed Maturities
(in millions)	Municipal	Corporate	Residential mortgage-backed, non-agency	Commercial mortgage-backed	Asset-backed	Total	Equity and Other	Total Assets
Balance at beginning of year	$25.7	$9.6	$-	$21.4	$-	$56.7	$5.0	$61.7
Transfers into Level 3	-	-	-	-	1.3	1.3	-	1.3
Transfers out of Level 3	-	(4.6)	-	-	-	(4.6)	-	(4.6)
Total losses:
Included in other
comprehensive income - net depreciation on available-for-sale securities	(0.5)	(0.8)	-	(1.0)	(0.1)	(2.4)	(0.1)	(2.5)
Purchases and sales:
Purchases	11.2	-	-	-	-	11.2	-	11.2
Sales	(2.0)	(0.5)	-	(3.4)	(0.7)	(6.6)	-	(6.6)
Balance at end of year	$34.4	$3.7	$-	$17.0	$0.5	$55.6	$4.9	$60.5

YEAR ENDED DECEMBER 31, 2014	Fixed Maturities
(in millions)	Municipal	Corporate	Residential mortgage-backed, non-agency	Commercial mortgage-backed	Asset-backed	Total	Equity and Other	Total Assets
Balance at beginning of year	$25.6	$13.0	$0.5	$22.9	$-	$62.0	$42.2	$104.2
Transfers into Level 3	2.2	2.2	-	-	-	4.4	-	4.4
Transfers out of Level 3	(2.6)	(5.3)	-	-	-	(7.9)	-	(7.9)
Total gains (losses):
Included in earnings	-	0.1	-	-	-	0.1	-	0.1
Included in other
comprehensive income - net appreciation (depreciation) on available-for-sale securities	0.8	(0.2)	-	0.4	-	1.0	0.2	1.2
Purchases and sales:
Purchases	2.5	-	-	-	-	2.5	-	2.5
Sales	(2.8)	(0.2)	(0.5)	(1.9)	-	(5.4)	(37.4)	(42.8)
Balance at end of year	$25.7	$9.6	$-	$21.4	$-	$56.7	$5.0	$61.7

There were no realized investment gains due to changes in fair value for Level 3 assets in 2015. Net realized investment gains due to changes in fair value that were recorded in net income for Level 3 assets were $0.1 million for the year ended December 31, 2014.

During the years ended December 31, 2015 and 2014, the Company transferred fixed maturities between Level 2 and Level 3 primarily as a result of assessing the significance of unobservable inputs on the fair value measurement. There were no transfers between Level 1 and Level 2 during 2015 or 2014. There were no Level 3 liabilities held by the Company for years ended December 31, 2015 and 2014.

The following table provides quantitative information about the significant unobservable inputs used by the Company in the fair value measurements of Level 3 assets. Where discounted cash flows were used in the valuation of fixed maturities, the internally-developed discount rate was adjusted by the significant unobservable inputs shown in the table. Valuations for securities based on broker quotes for which there was a lack of transparency as to inputs used to develop the valuations of $0.2 million have been excluded.

			DECEMBER 31, 2015		DECEMBER 31, 2014
	Valuation	Significant	Fair	Range	Fair	Range
(in millions)	Technique	Unobservable Inputs	Value	(Wtd Average)	Value	(Wtd Average)
Fixed maturities:
Municipal	Discounted	Discount for:	$34.4		$25.7
	cash flow	Small issue size	0.6-6.8% (3.2%)		0.6-4.5% (2.0%)
		Credit stress	0.9-1.5% (1.2%)			N/A
		Above-market coupon	0.3-1.0% (0.4%)		0.3-1.0% (0.4%)
Corporate	Discounted	Discount for:	3.7		9.4
	cash flow	Credit stress		10.0% (10.0%)		N/A
		Small issue size	1.0% (1.0%)		0.5-1.0% (0.7%)
		Above-market coupon	0.3-0.8% (0.6%)		0.3-0.8% (0.6%)
Commercial	Discounted	Discount for:	17.0		21.4
mortgage-backed	cash flow	Small issue size		0.5-1.0% (0.5%)		0.5% (0.5%)
		Above-market coupon	0.5% (0.5%)		0.5-0.8% (0.5%)
		Lease structure		0.3% (0.3%)		0.3% (0.3%)
		Credit stress		N/A		0.5% (0.5%)
Asset backed	Discounted	Discount for:	0.5		-
	cash flow	Small issue size		0.7% (0.7%)		N/A
Equity securities	Market	Net tangible asset	1.1		1.1
	comparables	market multiples		1.0X (1.0X)		1.0X (1.0X)
Other	Discounted	Discount rate	3.6	18.0% (18.0%)	3.8	18.0% (18.0%)
cash flow

Significant increases (decreases) in any of the above inputs in isolation would result in a significantly lower (higher) fair value measurement. There were no interrelationships between these inputs which might magnify or mitigate the effect of changes in unobservable inputs on the fair value measurement.

6. DEBT AND CREDIT ARRANGEMENTS

Debt consists of the following:

DECEMBER 31	2015	2014
(in millions)
Senior debentures maturing June 15, 2021	$300.0	$300.0
Senior debentures maturing March 1, 2020	80.0	164.6
Senior debentures maturing October 15, 2025	74.6	81.1
Subordinated debentures maturing March 30, 2053	175.0	175.0
Subordinated debentures maturing February 3, 2027	59.7	59.7
FHLBB borrowings (secured)	125.0	125.0
Total principal debt	$814.3	$905.4
Unamortized debt discount	(1.5)	(1.9)
Total	$812.8	$903.5

On June 17, 2011, the Company issued $300.0 million aggregate principal amount of 6.375% senior unsecured debentures due June 15, 2021. Additionally, on February 23, 2010, the Company issued $200.0 million aggregate principal amount of 7.50% senior unsecured debentures. At December 31, 2015 and 2014, the remaining 7.50% senior debentures have a par value of $80.0 million and $164.6 million, respectively, and mature on March 1, 2020. The Company also issued 7.625% senior unsecured debentures with a par value of $200.0 million on October 16, 1995. As of December 31, 2015 and 2014, the remaining 7.625% senior debentures have a par value of $74.6 million and $81.1 million, respectively, and mature on October 15, 2025. All of the Company’s senior debentures are subject to certain restrictive covenants, including limitations on the issuance or disposition of stock of restricted subsidiaries and limitations on liens. These debentures pay interest semi-annually.

On March 20, 2013, the Company issued $175.0 million aggregate principal amount of 6.35% subordinated unsecured debentures due March 30, 2053. These debentures pay interest quarterly. The Company may redeem these debentures in whole at any time, or in part from time to time, on or after March 30, 2018, at a redemption price equal to their principal amount plus accrued and unpaid interest. In addition, the Company’s subordinated debentures maturing February 3, 2027 have a par value of $59.7 million as of December 31, 2015 and 2014 and pay cumulative dividends semi-annually at 8.207%.

In 2015, the Company repurchased senior debentures maturing March 1, 2020, with a carrying value of $83.7 million at a cost of $106.0 million, resulting in a loss of $22.3 million, and senior debentures maturing October 15, 2025, with a carrying value of $6.5 million at a cost of $8.3 million, resulting in a loss of $1.8 million. These losses are included in other operating expenses.

In 2013, the Company repurchased senior debentures maturing October 15, 2025, with a carrying value of $39.2 million at a cost of $50.5 million, resulting in a loss of $11.3 million. Also in 2013, the Company repurchased senior debentures maturing March 1, 2020, with a carrying value of $34.6 million at a cost of $43.2 million, resulting in a loss of $8.6 million.

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

As collateral to FHLBB, Hanover Insurance pledged government agency securities with a fair value of $176.0 million and $195.7 million, for the aggregate borrowings of $125.0 million as of December 31, 2015 and December 31, 2014, respectively. The fair value of the collateral pledged must be maintained at certain specified levels of the borrowed amount, which can vary depending on the type of assets pledged. If the fair value of this collateral declines below these specified levels, Hanover Insurance would be required to pledge additional collateral or repay outstanding borrowings. Hanover Insurance is permitted to voluntarily repay the outstanding borrowings at any time, subject to a repayment fee. As a requirement of membership in the FHLBB, Hanover Insurance maintains a certain level of investment in FHLBB stock. Total holdings of FHLBB stock were $8.9 million and $9.3 million at December 31, 2015 and 2014, respectively.

At December 31, 2015, the Company had a $200.0 million credit agreement which expires in November 2018. The Company had no borrowings under this agreement. Additionally, the Company had a Standby Letter of Credit Facility not to exceed £170.0 million (or $250.6 million). This Letter of Credit Facility provides regulatory capital supporting Chaucer’s underwriting activities for the 2015, 2016 and 2017 years of account and each prior open year of account. Simultaneous with this agreement, THG entered into a Guaranty Agreement with Lloyds Bank plc, as Facility Agent and Security Agent, pursuant to which, THG unconditionally guarantees the obligations of Chaucer under the Letter of Credit Facility.

Interest expense was $60.1 million, $65.2 million, and $65.3 million in 2015, 2014 and 2013, respectively. At December 31, 2015, the Company was in compliance with the covenants associated with all of its debt indentures and credit arrangements.

7. INCOME TAXES

Provisions for income taxes have been calculated in accordance with the provisions of ASC 740. A summary of the components of income before income taxes and income tax expense in the Consolidated Statements of Income are shown below:

YEARS ENDED DECEMBER 31	2015	2014	2013
(in millions)
Income before income taxes:
U.S.	$220.9	$185.6	$183.5
Non-U.S.	218.5	192.4	145.6
	$439.4	$378.0	$329.1

Income tax expense includes the following components:

YEARS ENDED DECEMBER 31	2015	2014	2013
(in millions)
Current:
U.S.	$32.7	$4.5	$8.0
Non-U.S.	23.1	22.6	0.6
Total current	55.8	27.1	8.6
Deferred:
U.S.	44.0	51.1	52.9
Non-U.S.	8.8	17.5	21.9
Total deferred	52.8	68.6	74.8
Total income tax expense	$108.6	$95.7	$83.4

The income tax expense attributable to the consolidated results of continuing operations is different from the amount determined by multiplying income from continuing operations before income taxes by the U.S. statutory federal income tax rate of 35%. The sources of the difference and the tax effects of each were as follows:

YEARS ENDED DECEMBER 31	2015	2014	2013
(in millions)
Expected income tax expense	$153.7	$132.3	$115.2
Gain on disposal of U.K. motor business exempt from tax	(17.3)	-	-
Tax difference related to investment disposals and maturities	(13.3)	(16.2)	(17.5)
Effect of foreign operations	(7.8)	(8.1)	(10.8)
Foreign tax credits	(5.6)	-	-
Foreign exchange losses	-	(6.9)	-
Dividend received deduction	(3.1)	(2.6)	(2.5)
Tax-exempt interest	(1.4)	(1.7)	(1.7)
Nondeductible expenses	1.6	1.8	1.1
Change in valuation allowance	-	(2.9)	-
Change in liability for uncertain tax positions	1.7	-	-
Other, net	0.1	-	(0.4)
Income tax expense	$108.6	$95.7	$83.4
Effective tax rate	24.7%	25.3%	25.3%

The following are the components of the Company’s deferred tax assets and liabilities (excluding those associated with its discontinued operations).

DECEMBER 31	2015	2014
(in millions)
Deferred tax assets:
Loss, LAE and unearned premium reserves, net	$179.0	$175.9
Tax credit carryforwards	70.5	125.8
Employee benefit plans	39.6	45.7
Investments, net	12.4	-
Operating loss carryforwards	-	29.1
Other	53.6	43.8
	355.1	420.3
Less: Valuation allowance	-	-
	355.1	420.3
Deferred tax liabilities:
Deferred acquisition costs	134.9	129.6
Software capitalization	26.9	27.3
Deferred Lloyd's underwriting income	22.4	54.0
Investments, net	-	44.4
Other	33.0	33.8
	217.2	289.1
Net deferred tax asset	$137.9	$131.2

Deferred tax assets are reduced by a valuation allowance if it is more likely than not that all or some portion of the deferred tax assets will not be realized.

The Company’s deferred tax asset as of December 31, 2015 included assets of $68.8 million related to alternative minimum tax credit carryforwards and $1.7 million related to foreign tax credit carryforwards. The alternative minimum tax credit carryforwards have no expiration date and the foreign tax credit carryforwards will expire beginning in 2022. The Company has utilized in 2015 and may continue to utilize the credits to offset regular federal income taxes due from future income, and although the Company believes that these assets are fully recoverable, there can be no certainty that future events will not affect their recoverability. The Company believes, based on objective evidence, it is more likely than not that the remaining deferred tax assets will be realized.

Included in the Company’s deferred tax asset as of December 31, 2014 was an asset of $29.1 million related to operating loss carryforwards. This operating loss carryforward was generated in the U.K. and was used to offset income generated in 2015.

During 2014, the Company released the valuation allowance related to its deferred tax assets of $2.9 million which was recorded in 2013. The release of this valuation allowance resulted from appreciation in the Company’s investment portfolio and is recorded as a  $2.9 million decrease in its income tax expense.

In prior years, the Company completed several transactions which resulted in the realization, for tax purposes only, of unrealized gains in its investment portfolio. As a result of these transactions, the Company was able to realize capital losses carried forward and to release the valuation allowance recorded against the deferred tax asset related to these losses.  The releases of valuation allowances were recorded as a benefit in accumulated other comprehensive income.  Previously unrealized benefits of $13.3 million, $16.2 million and $17.5 million attributable to non-operating income, are recognized as part of income from continuing operations during 2015, 2014 and 2013, respectively. The remaining amount of $78.2 million in accumulated other comprehensive income will be released into income from continuing operations in future years, as the investment securities subject to these transactions are sold or mature.

Although most of the Company’s non – U.S. income is subject to U.S. federal income tax, certain of its non-U.S. income is not subject to U.S. federal income tax until repatriated. Foreign taxes on this non – U.S. income are accrued at the local foreign tax rate, as opposed to the higher U.S. statutory tax rate, since these earnings currently are expected to be indefinitely reinvested overseas. This assumption could change, as a result of a sale of the subsidiaries, the receipt of dividends from the subsidiaries, a change in management’s intentions, or as a result of various other events. The Company has not made a provision for U.S. taxes on $69.8 million, $23.3 million and $20.3 million of non-U.S. income for 2015, 2014 and 2013, respectively. However, in the future, if such earnings were distributed to the Company, taxes of $45.6 million would be payable on the accumulated undistributed earnings and would be reflected in the tax provision for the year in which these earnings are no longer intended to be indefinitely reinvested overseas, assuming all foreign tax credits are realized.

The table below provides a reconciliation of the beginning and ending liability for uncertain tax positions as follows:

YEARS ENDED DECEMBER 31	2015	2014	2013
(in millions)
Liability at beginning of year, net	$1.3	$1.4	$0.8
Additions for tax positions of prior years	1.7	(0.1)	5.4
Settlements	-	(4.8)	-
Deferred deductions	-	4.8	(4.8)
Liability at end of year, net	$3.0	$1.3	$1.4

In 2014, the IRS audits of the years 2007 through 2010 were settled with no material impact to the Company’s financial position or results of operations.

There are no tax positions at December 31, 2015 and 2014 for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. At December 31, 2013, the ultimate deductibility of a $4.8 million liability was highly certain, but there was uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, a change in the timing of deductions would not impact the annual effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits in federal income tax expense. The Company had accrued interest of $0.6 million and $0.5 million as of December 31, 2015 and 2014, respectively. For the years ended December 31, 2015, 2014 and 2013 the Company recognized interest expense of $0.1 million, $0.5 million and $0.8 million, respectively. The Company has not recognized any penalties associated with unrecognized tax benefits.

In 2016, the Company is expecting to release $0.7 million of liability due to the expiration of a statute of limitations.

The Company or its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions, as well as foreign jurisdictions. The Company and its subsidiaries are subject to U.S. federal income tax examinations by tax authorities for years after 2011, U.S. state income tax examinations for years after 2011 and foreign examinations for years after 2011.

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

As of January 1, 2005, the defined benefit pension plans were frozen and since that date, no further cash balance allocations have been credited to participants. Participants’ accounts are credited with interest daily, based upon the General Agreement of Trades and Tariffs rate (the 30-year Treasury Bond interest rate). In addition, the grandfathered benefits for the transition group were also frozen at January 1, 2005 levels with an annual transition pension adjustment calculated at an interest rate equal to 5% per year up to 35 years of completed service, and 3% thereafter. As of December 31, 2015, based on current estimates of plan liabilities and other assumptions, the projected benefit obligation of the qualified defined benefit pension plan exceeds plan assets by approximately $28 million.

Chaucer Pension Plan

Prior to 2002, the Chaucer segment provided defined benefit pension retirement benefits to certain of its employees. As of December 31, 2001, the defined benefit pension plan was closed to new members. The defined benefit obligation for this plan is based on the employees’ years of service and final pensionable salary. Contributions are made at least annually to this plan by both the Company and by employees. As of December 31, 2015, based on current estimates of plan liabilities and other assumptions, the projected benefit obligation of the qualified defined benefit pension plan exceeds plan assets by approximately $5 million.

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

Weighted average assumptions used to determine pension benefit obligations are as follows:

DECEMBER 31	2015	2014	2013
U.S.
Discount rate - qualified plan	4.88%	4.38%	5.00%
Discount rate - non-qualified plan	4.75%	4.25%	5.00%
Cash balance interest crediting rate	3.50%	3.50%	3.50%
Chaucer
Discount rate	3.85%	3.75%	4.50%
Rate of increase in future compensation	3.10%	3.00%	3.15%

The Company utilizes a measurement date of January 1st to determine its periodic pension costs. Weighted average assumptions used to determine net periodic pension costs for the defined benefit plans are as follows:

YEARS ENDED DECEMBER 31	2015	2014	2013
U.S.
Qualified plan
Discount rate	4.38%	5.00%	4.25%
Expected return on plan assets	5.00%	5.50%	5.25%
Cash balance interest crediting rate	3.50%	3.50%	3.50%
Non-qualified plan
Discount rate	4.25%	5.00%	4.13%
Chaucer
Discount rate	3.75%	4.50%	4.80%
Rate of increase in future compensation	3.00%	3.15%	4.20%
Expected return on plan assets	5.45%	6.55%	6.70%

The expected rates of return were determined by using historical mean returns for each asset class, adjusted for certain factors believed to have an impact on future returns. These returns are generally weighted to the plan’s actual asset allocation. For the U.S. defined benefit plans, expectations with respect to the interest rate market resulted in a decrease in the expected return on plan assets for 2015 to 5.00%. Regarding the Chaucer defined benefit plan, the challenging equity markets in the U.K. and globally was the primary reason for the decrease in the expected rate of return on plan assets for 2015 to 5.45%. The Company reviews and updates, at least annually, its expected return on plan assets based on changes in the actual assets held by the plans and market conditions.

Plan Assets

U.S. Qualified Defined Benefit Plan

The Company utilizes a target allocation strategy, which focuses on creating a mix of assets that will generate modest growth from equity securities while minimizing volatility in the Company’s earnings from changes in the markets and economic environment. Various factors are taken into consideration in determining the appropriate asset mix, such as census data, actuarial valuation information and capital market assumptions. During 2015 and 2014, the plan assets were invested 85% in fixed income securities and 15% in equity securities. The Company reviews and updates, at least annually, the target allocation and makes changes periodically.

The following table provides 2015 target allocations and actual invested asset allocations for 2015 and 2014.

DECEMBER 31	2015 TARGET LEVELS	2015	2014
Fixed income securities:
Fixed maturities	83%	84%	84%
Money market funds	2%	1%	1%
Total fixed income securities	85%	85%	85%
Equity securities:
Domestic	12%	12%	12%
International	3%	3%	3%
Total equity securities	15%	15%	15%
Total plan assets	100%	100%	100%

The following tables present for each hierarchy level the U.S. qualified defined benefit plan’s investment assets that are measured at fair value at December 31, 2015 and 2014. (Refer to Note 5 – “Fair Value” for a description of the different levels in the Fair Value Hierarchy).

DECEMBER 31	2015				2014
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Fixed income securities:
Fixed maturities	$397.6	$10.3	$355.6	$31.7	$432.5	$1.3	$400.5	$30.7
Money market funds	4.7	4.7	-	-	3.9	3.9	-	-
Total fixed income securities	402.3	15.0	355.6	31.7	436.4	5.2	400.5	30.7
Equity securities:
Domestic	54.6	-	54.6	-	60.6	-	60.6	-
International	15.9	-	15.9	-	16.4	-	16.4	-
Total equity securities	70.5	-	70.5	-	77.0	-	77.0	-
Total investments at fair value	$472.8	$15.0	$426.1	$31.7	$513.4	$5.2	$477.5	$30.7

Fixed Income Securities

Securities classified as Level 1 at December 31, 2015 and 2014 include actively traded mutual funds and publicly traded securities, which are valued at quoted market prices. Securities classified as Level 2 at December 31, 2015 and 2014 include commingled pools and investment grade fixed income securities that are held in a custom fund, as well as a separate investment account, which is invested entirely in the Vanguard Total Bond Market Index Fund, a mutual fund that in turn invests in investment grade fixed maturities. The fair value of each of the Level 2 investments is determined daily as the NAV based on the value of the underlying investments, which is determined independently by the investment manager. The daily NAV, which is not published as a quoted market price for these investments, is used as the basis for transactions. Redemption of these funds is not subject to restriction. Securities classified as Level 3 at December 31, 2015 and 2014 include assets held in a fixed account of an insurance company. The fair value of the investment is estimated using a comparable public market financial institution derived fair value curve that uses non-observable inputs for market liquidity and unique credit characteristics of its underlying securities.

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

The table below provides a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

YEAR ENDED DECEMBER 31	2015
(in millions)
Balance at beginning of period	$30.7
Actual return on plan assets related to assets still held	1.0
Balance at end of year	$31.7

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

The following table provides 2015 target allocations and actual invested asset allocations for 2015 and 2014.

DECEMBER 31	2015 TARGET LEVELS	2015	2014
Fixed income securities:
Fixed maturities	30%	32%	32%
Equity securities:
Domestic (United Kingdom)	15%	14%	14%
International	45%	42%	43%
Total equity securities	60%	56%	57%
Real estate funds	10%	12%	11%
Total plan assets	100%	100%	100%

Included in total plan assets of $123.5 million at December 31, 2015 were $122.9 million of invested assets carried at fair value and $0.6 million of cash and equivalents. Total plan assets at December 31, 2014 of $131.8 million included $130.3 million of invested assets carried at fair value and $1.5 million of cash and equivalents.

The following table presents for each hierarchy level the Chaucer defined benefit plan’s investment assets that are measured at fair value at December 31, 2015 and 2014.

DECEMBER 31	2015				2014
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Fixed income securities:
Fixed maturities	$38.7	$-	$38.7	$-	$40.9	$-	$40.9	$-
Equity securities:
Domestic (United Kingdom)	17.0	-	17.0	-	18.5	-	18.5	-
International	52.4	-	52.4	-	56.9	-	56.9	-
Total equity securities	69.4	-	69.4	-	75.4	-	75.4	-
Real estate funds	14.8	-	-	14.8	14.0	-	-	14.0
Total investments at fair value	$122.9	$-	$108.1	$14.8	$130.3	$-	$116.3	$14.0
Fixed Income and Equity Securities

Securities classified as Level 2 at December 31, 2015 and 2014 include pooled funds which are valued at the close of business using a third party pricing service. These values are adjusted by the fund manager to reflect outstanding dividends, taxes and investment fees and other expenses to calculate the NAV.

Real Estate Funds

Real estate fund investments classified as Level 3 at December 31, 2015 and 2014 are valued based upon the values of the net assets of the fund. Although the NAV is calculated daily, transactions also consider cash inflows and outflows of the fund. The price where units are transacted includes the NAV, which is adjusted for investment charges and other estimated acquisition costs such as legal fees, taxes, planning and architect fees, survey and agent fees, among others.

The table below provides a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

YEARS ENDED DECEMBER 31	2015	2014
(in millions)
Balance at beginning of period	$14.0	$8.8
Purchases	-	4.2
Actual return on plan assets related to assets still held	1.6	1.9
Foreign currency translation	(0.8)	(0.9)
Balance at end of year	$14.8	$14.0

Obligations and Funded Status

The Company recognizes the current net underfunded status of its plans in its Consolidated Balance Sheets. Changes in the funded status of the plans are reflected as components of either net income or accumulated other comprehensive loss or income. The components of accumulated other comprehensive loss or income are reflected as either a net actuarial gain or loss or a net prior service cost.

The following table reflects the benefit obligations, fair value of plan assets and funded status of the plans at December 31, 2015 and 2014.

DECEMBER 31	U.S. Qualified Pension Plan		U.S. Non-Qualified Pension Plan		Chaucer Pension Plan
(in millions)	2015	2014	2015	2014	2015	2014
Accumulated benefit obligation	$500.5	$538.5	$37.8	$40.6	$126.0	$134.1
Change in benefit obligation:
Projected benefit obligation, beginning of
period	538.5	548.8	40.6	37.4	137.5	128.5
Employee contributions	-	-	-	-	0.3	0.4
Service cost - benefits earned during the
period	-	-	-	-	1.1	1.5
Interest cost	22.5	26.0	1.7	1.8	5.1	5.9
Actuarial (gains) losses	(23.3)	53.0	(1.3)	4.6	(0.7)	12.4
Benefits paid (1)	(37.2)	(89.3)	(3.2)	(3.2)	(5.8)	(2.6)
Curtailment gain	-	-	-	-	(1.8)	-
Foreign currency translation	-	-	-	-	(7.4)	(8.6)
Projected benefit obligation, end of year	500.5	538.5	37.8	40.6	128.3	137.5
Change in plan assets:
Fair value of plan assets, beginning of
period	513.4	542.0	-	-	131.8	120.2
Actual return on plan assets	(3.4)	59.4	-	-	3.3	14.8
Contributions	-	1.3	3.2	3.2	1.3	7.7
Benefits paid (1)	(37.2)	(89.3)	(3.2)	(3.2)	(5.8)	(2.6)
Foreign currency translation	-	-	-	-	(7.1)	(8.3)
Fair value of plan assets, end of year	472.8	513.4	-	-	123.5	131.8
Funded status of the plans	$(27.7)	$(25.1)	$(37.8)	$(40.6)	$(4.8)	$(5.7)
(1)

The U.S. Qualified Pension Plan included $59.0 million paid in 2014 to participants in settlement of their pension obligations, essentially as a result of a voluntary lump-sum pension payout program and the termination of a small qualified defined benefit plan.

Contributions include $0.3 and $0.4 million of Chaucer employee contributions during 2015 and 2014, respectively. All other contributions for all plans were made by the Company.

Components of Net Periodic Pension Cost

The components of total net periodic pension cost are as follows:

YEARS ENDED DECEMBER 31	2015	2014	2013
(in millions)
Service cost - benefits earned during the period	$1.1	$1.5	$1.5
Interest cost	29.3	33.7	31.9
Expected return on plan assets	(31.6)	(36.6)	(35.9)
Recognized net actuarial loss	13.9	11.7	14.7
Amortization of prior service cost	-	0.1	-
Settlement loss	-	12.1	0.4
Curtailment gain	(1.8)	-	-
Net periodic pension cost	$10.9	$22.5	$12.6

During 2015, the Company transferred its U.K. motor business (See also “Disposal of U.K. Motor Business” in Note 2 – Dispositions). As a result of this transaction participants of the Chaucer plan who worked in this line also transferred to the unaffiliated U.K.-based insurance provider. Accordingly, they no longer are active participants of this plan and the liability was reduced resulting in a $1.8 million curtailment gain. An equal and offsetting expense was included in recognized net actuarial losses in the above table.

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

The following table reflects the total amounts recognized in accumulated other comprehensive income relating to both the U.S. defined benefit pension plans and the Chaucer pension plan as of December 31, 2015 and 2014.

DECEMBER 31	2015	2014
(in millions)
Net actuarial loss	$119.4	$126.9

The unrecognized net actuarial gains (losses) which exceed 10% of the greater of the projected benefit obligation or the fair value of plan assets are amortized as a component of net periodic pension cost over the next five years. The following table reflects the total estimated amount of actuarial losses that will be amortized from accumulated other comprehensive income into net periodic pension cost in 2016:

ESTIMATED AMORTIZATION IN 2016	Expense
(in millions)
Net actuarial loss	$11.0

Contributions

In accordance with ERISA guidelines, the Company is not required to fund its U.S. qualified benefit plan in 2016. The Company expects to contribute $3.2 million to its U.S. non-qualified pension plan to fund 2016 benefit payments and $0.7 million to the Chaucer pension plan. At this time, no additional discretionary contributions are expected to be made to the plans during 2016 and the Company does not expect that any funds will be returned from the plans to the Company during 2016.

Benefit Payments

The Company estimates that benefit payments over the next 10 years will be as follows:

YEARS ENDED DECEMBER 31	2016	2017	2018	2019	2020	2021-2025
(in millions)
U.S. qualified pension plan	$38.5	$39.4	$38.6	$38.4	$38.0	$183.3
U.S. non-qualified pension plan	$3.2	$3.1	$3.1	$3.0	$3.0	$13.8
Chaucer pension plan	$1.8	$1.8	$1.9	$2.0	$2.0	$11.3

The benefit payments are based on the same assumptions used to measure the Company’s benefit obligations at the end of 2015. Benefit payments related to the U.S. qualified plan and the Chaucer plan will be made from plan assets held in trusts and not included with Company assets, whereas those payments related to the non-qualified plan will be provided for by the Company. Expected benefits related to the Chaucer pension plan were converted to U.S. dollars at an exchange rate of 1.47.

DEFINED CONTRIBUTION PLAN

In addition to the defined benefit plans, THG provides a defined contribution 401(k) plan for its U.S. employees, whereby the Company matches employee elective 401(k) contributions, up to a maximum of 6% of eligible compensation in 2015, 2014, and 2013. The Company’s expense for this matching provision was $20.1 million, $19.9 million and $18.3 million for 2015, 2014 and 2013, respectively. In addition to this matching provision, the Company can elect to make an annual contribution to employees’ accounts. Additional contributions amounted to $2.0 million, $2.1 million and $2.8 million for the 2015, 2014 and 2013 plan years, respectively.

Chaucer also provides a defined contribution plan for its employees which provides for employer provided contributions. The Company’s expense for 2015, 2014 and 2013 was $4.8 million, $6.1 million and $5.0 million, respectively.

9. OTHER POSTRETIREMENT BENEFIT PLANS

In addition to the Company’s pension plans, the Company also has postretirement medical benefits that it provides to former agents and retirees and their dependents, and a limited number of full-time employees. The plans, which are funded by the Company through either a Health Reimbursement Arrangement (“HRA”) or directly, provide access to benefits including hospital and major medical, with certain limits, and have varying co-payments and deductibles, depending on the plan. Generally, employees who were actively employed on December 31, 1995 became eligible with at least 15 years of service after the age of 40. Effective January 1, 1996, the Company revised these benefits so as to establish limits on future benefit payments to beneficiaries of retired participants and to restrict eligibility to then current employees. In 2009, the Company changed the postretirement medical benefits, only as they relate to current employees who still qualified for participation in the plan under the above formula. For these participants, the plan provided for only post age 65 benefits. In 2015, the Company amended the plan to only provide this benefit to those participants who retire before January 1, 2018, further limiting the number of current employees who are eligible to participate in this plan. The population of agents receiving postretirement benefits was frozen as of December 31, 2002, when the Company ceased its distribution of proprietary life and annuity products. This plan is unfunded.

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

Obligation and Funded Status

The following table reflects the funded status of these plans:

DECEMBER 31	2015	2014
(in millions)
Change in benefit obligation:
Accumulated postretirement benefit obligation, beginning of year	$17.0	$17.1
Service cost	-	0.1
Interest cost	0.5	0.8
Net actuarial loss	0.1	1.5
Benefits paid	(2.5)	(2.5)
Plan amendment	(3.0)	-
Accumulated postretirement benefit obligation, end of year	12.1	17.0
Fair value of plan assets, end of year	-	-
Funded status of plans	$(12.1)	$(17.0)

Benefit Payments

The Company estimates that benefit payments over the next 10 years will be as follows:

YEARS ENDING DECEMBER 31
(in millions)
2016	$1.5
2017	1.4
2018	1.2
2019	1.1
2020	1.1
2021-2025	4.3

The benefit payments are based on the same assumptions used to measure the Company’s benefit obligation at the end of 2015 and reflect benefits attributable to estimated future service.

Components of Net Periodic Postretirement Expense (Benefit)

The components of net periodic postretirement expense (benefit) were as follows:

YEARS ENDED DECEMBER 31	2015	2014	2013
(in millions)
Service cost	$-	$0.1	$0.1
Interest cost	0.5	0.8	1.2
Recognized net actuarial loss	0.2	0.1	0.2
Amortization of prior service cost	(1.4)	(1.9)	(3.7)
Net settlement gain	-	-	(1.6)
Net periodic postretirement benefit	$(0.7)	$(0.9)	$(3.8)

The following table reflects the balances in accumulated other comprehensive income relating to the Company’s postretirement benefit plans:

DECEMBER 31	2015	2014
(in millions)
Net actuarial loss	$3.3	$3.4
Net prior service cost	(3.3)	(1.7)
	$-	$1.7

The following table reflects the estimated amortization to be recognized in net periodic benefit cost in 2016:

Estimated Amortization in 2016	Expense (Benefit)
(in millions)
Net actuarial loss	$0.2
Net prior service cost	(1.4)
$(1.2)

Assumptions

Employers are required to measure the funded status of their plans as of the date of their year-end statement of financial position. As such, the Company has utilized a measurement date of December 31, 2015 and 2014, to determine its postretirement benefit obligations, consistent with the date of its Consolidated Balance Sheets. Weighted average discount rate assumptions used to determine postretirement benefit obligations and periodic postretirement costs are as follows:

YEARS ENDED DECEMBER 31	2015	2014
Postretirement benefit obligations discount rate	4.63%	4.38%
Postretirement benefit cost discount rate	4.38%	5.00%

Assumed health care cost trend rates are as follows:

DECEMBER 31	2015	2014
Health care cost trend rate assumed for next year	7.00%	7.00%
Rate to which the cost trend is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year the rate reaches the ultimate trend rate	2020	2020

A one-percentage point change in assumed health care cost trend rates in each year would have an immaterial effect on net periodic benefit cost during 2015 and accumulated postretirement benefit obligation at December 31, 2015.

10. OTHER COMPREHENSIVE INCOME

The following table provides changes in other comprehensive income.

YEARS ENDED
DECEMBER 31	2015			2014			2013
		Tax			Tax			Tax
		Benefit	Net of		Benefit	Net of		Benefit	Net of
(in millions)	Pre-Tax	(Expense)	Tax	Pre-Tax	(Expense)	Tax	Pre-Tax	(Expense)	Tax
Unrealized (losses) gains on
available-for-sale securities
and derivative instruments:
Unrealized (losses) gains
arising during period
(net of pre-tax, ceded
unrealized gains
(losses) of $0.8 million
and ($1.2) million for the
years ended
December 31, 2014 and
2013)	$(199.3)	$69.5	$(129.8)	$138.7	$(45.7)	$93.0	$(189.4)	$63.1	$(126.3)
Amount of realized
gains from sales and
other	(39.6)	0.7	(38.9)	(55.3)	0.3	(55.0)	(41.3)	(3.0)	(44.3)
Portion of other-than-
temporary
impairment
losses recognized
in earnings	27.2	(9.5)	17.7	5.5	(1.9)	3.6	6.0	(2.1)	3.9
Net unrealized (losses)
gains	(211.7)	60.7	(151.0)	88.9	(47.3)	41.6	(224.7)	58.0	(166.7)
Pension and postretirement
benefits:
Net (loss) gain
arising in the
period from net
actuarial (losses)
gains and prior
service costs	(3.5)	0.7	(2.8)	(33.6)	11.0	(22.6)	15.0	(4.2)	10.8
Loss on settlement of
pension obligation	-	-	-	12.1	(4.2)	7.9	-	-	-
Amortization of net
actuarial loss and prior
service cost recognized
as net periodic
benefit cost	12.7	(4.2)	8.5	10.0	(3.5)	6.5	14.9	(5.2)	9.7
Cumulative foreign currency
translation adjustment:
Foreign currency
translation recognized
during the period	(11.1)	3.9	(7.2)	(7.1)	2.5	(4.6)	(3.1)	1.1	(2.0)
Other comprehensive (loss)
income	$(213.6)	$61.1	$(152.5)	$70.3	$(41.5)	$28.8	$(197.9)	$49.7	$(148.2)

Reclassifications out of accumulated other comprehensive income were as follows:

YEARS ENDED DECEMBER 31	2015	2014	2013
(in millions)
	Amount Reclassified from
Details about Accumulated Other	Accumulated			Affected Line Item in the Statement
Comprehensive Income Components	Other Comprehensive Income			Where Net Income is Presented
Unrealized gains (losses) on available-for-
sale securities and derivative instruments	$39.9	$55.2	$41.3	Net realized gains from sales and other
				Net other-than-temporary impairment losses
	(26.8)	(5.5)	(6.0)	on investments recognized in earnings
	13.1	49.7	35.3	Total before tax
	8.7	1.6	5.1	Tax benefit
	21.8	51.3	40.4
	(0.6)	0.1	-	Other, net of tax
	21.2	51.4	40.4	Net of tax

Amortization of defined benefit pension				Loss adjustment expenses and other
and postretirement plans	(12.7)	(22.1)	(14.9)	operating expenses
	4.2	7.7	5.2	Tax benefit
	(8.5)	(14.4)	(9.7)	Net of tax
Total reclassifications for the period	$12.7	$37.0	$30.7	Net of tax

The amount reclassified from accumulated other comprehensive income for the pension and postretirement benefits was allocated approximately 40% to loss adjustment expenses and 60% to other operating expenses for each of the years ended December 31, 2015, 2014 and 2013. In 2014, $12.1 million of this amount represented the accelerated recognition of unamortized losses due to the settlement of pension plan obligations.

11. STOCK-BASED COMPENSATION PLANS

On May 20, 2014 the shareholders approved The Hanover Insurance Group 2014 Long-Term Incentive Plan (the “2014 Stock Plan”). With respect to new share-based award issuances, the 2014 Stock Plan replaced The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan (the “2006 Stock Plan”) and authorized the issuance of 6,100,000 shares in a new share pool plus any shares subject to outstanding awards under the 2006 Stock Plan that may become available for reissuance as a result of the cash settlement, forfeiture, expiration or cancellation of such awards. The 2014 Stock Plan provides for the granting of the same types of awards as the 2006 Stock Plan, which includes stock options and stock appreciation rights (“SARS”), restricted and unrestricted stock, stock units, performance and market-based stock awards, and cash awards. In accordance with the 2014 Stock Plan, the issuance of one share of common stock in the form of an option or SAR will reduce the share pool by one share, whereas the issuance of one share of common stock for the other types of stock awards provided by the plan will reduce the pool by 3.8 shares. As of December 31, 2015, there were 5,521,641 shares available for grants under the 2014 Stock Plan.

Additionally, on May 20, 2014, the shareholders approved The Hanover Insurance Group 2014 Employee Stock Purchase Plan (the “ESPP Plan”) and the Chaucer Share Incentive Plan (the “SIP Plan”), authorizing the issuance of 2,500,000 and 750,000 shares, respectively, under such plans. As of December 31, 2015, 2,436,998 shares and 711,500 shares were available for grant under the ESPP Plan and the SIP Plan, respectively.

Compensation cost for the years ended December 31, 2015, 2014, and 2013 totaled $12.3 million, $15.1 million and $12.4 million, respectively. Related tax benefits were $4.3 million, $5.3 million and $4.3 million, respectively.

STOCK OPTIONS

Under the 2014 Stock Plan, options may be granted to eligible employees, directors or consultants at an exercise price equal to the market price of the Company’s common stock on the date of grant. Option shares may be exercised subject to the terms prescribed by the Compensation Committee of the Board of Directors (the “Committee”) at the time of grant. Options granted in 2015, 2014 and 2013 generally vest over 3 years with 33 1/3% vesting in each year, whereas options granted in 2012 generally vest over 4 years with a 50% vesting rate in the third year and a 50% vesting rate in the fourth year. Options must be exercised not later than ten years from the date of grant.

Information on the Company’s stock options is summarized below.

YEARS ENDED DECEMBER 31	2015		2014		2013
(in whole shares and dollars)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	2,236,620	$46.61	2,049,173	$41.18	2,892,882	$38.28
Granted	663,900	70.34	687,700	58.06	537,800	42.53
Exercised	(1,051,664)	44.47	(444,200)	39.33	(1,192,134)	34.70
Forfeited or cancelled	(228,908)	54.78	(56,053)	45.99	(189,375)	41.54
Outstanding, end of year (1)	1,619,948	$56.57	2,236,620	$46.61	2,049,173	$41.18
Exercisable, end of year	360,585	$46.10	726,321	$43.55	783,873	$41.16
(1)

Included in outstanding shares at the end of 2015 in this table and in subsequent metrics were 128,334 options that were previously granted to the Company’s CEO. These options are no longer expected to vest as a result of the announcement, in 2015, of the CEO’s retirement from the Company in 2016. The Company is no longer expensing these option awards.

Cash received for options exercised for the years ended December 31, 2015, 2014 and 2013 was $15.9 million, $10.9 million and $24.4 million, respectively. The intrinsic value of options exercised for the years ended December 31, 2015, 2014 and 2013 was $38.7 million, $10.6 million and $19.9 million, respectively.

The excess tax expense realized from options exercised for the years ended December 31, 2015, 2014, and 2013 was $9.7 million, $5.9 million, and $9.0 million, respectively. The aggregate intrinsic value at December 31, 2015 for shares outstanding and shares exercisable was $40.1 million and $12.7 million, respectively. At December 31, 2015, the weighted average remaining contractual life for shares outstanding and shares exercisable was 7.9 years and 6.6 years, respectively. Additional information about employee options outstanding and exercisable at December 31, 2015 is included in the following table:

	Options Outstanding			Options Currently Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Lives	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$34.19 to $42.15	274,050	5.66	$37.01	107,550	$37.31
$42.49 to $47.41	265,430	6.86	43.14	144,698	43.68
$48.99 to $60.27	483,568	8.15	49.15	108,337	49.18
$69.09 to $80.82	596,900	9.18	70.35	-	-

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. For all options granted through December 31, 2015, the exercise price equaled the market price on the grant date. Compensation cost related to options is based upon the grant date fair value and expensed on a straight-line basis over the service period for each separately vesting portion of the option as if the option was, in substance, multiple awards.

The weighted average grant date fair value of options granted during the years ended December 31, 2015, 2014 and 2013 was $9.72,  $8.96 and $7.69, respectively.

The following significant assumptions were used to determine the fair value for options granted in the years indicated.

	2015	2014	2013
Dividend yield	2.03% to 2.37%	2.07% to 2.55%	2.43% to 3.11%
Expected volatility	17.63% to 22.24%	18.07% to 24.38%	21.77% to 32.02%
Weighted average expected volatility	20.19%	23.00%	27.53%
Risk-free interest rate	0.70% to 1.75%	0.53% - 1.92%	0.29% - 2.02%
Expected term, in years	2.5 to 5.5	2.5 to 5.5	3.0 to 6.0

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

The fair value of shares that vested during the years ended December 31, 2015 and 2014 was $20.4 million and $7.8 million, respectively. As of December 31, 2015, the Company had unrecognized compensation expense of $3.7 million related to unvested stock options that is expected to be recognized over a weighted average period of 1.8 years.

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

The Company granted market-based restricted share units in 2015, 2014, 2013 and 2012. Share units granted in 2015, 2014 and 2013 generally vest after 3 years of continued employment and after the achievement of certain stock performance targets and share units granted in 2012 vest after the achievement of certain performance targets at a rate of 50% after 3 years and the remaining 50% after 4 years of continued employment. The Company also granted restricted stock units to eligible employees in 2015, 2014 and 2013 that generally vest after 3 years of continued employment. For those restricted stock units granted in 2012, vesting is at a rate of 50% after 3 years and the remaining 50% after 4 years of continued employment.

The following table summarizes information about employee restricted stock units:

YEARS ENDED DECEMBER 31	2015		2014		2013
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Time-based restricted stock
units:
Outstanding, beginning of
year	384,923	$45.63	525,980	$41.20	750,837	$40.15
Granted	93,631	70.75	102,131	58.78	141,073	43.31
Vested	(138,307)	41.22	(231,078)	41.45	(298,388)	39.51
Forfeited	(38,350)	52.75	(12,110)	43.67	(67,542)	41.33
Outstanding, end of year	301,897	$54.54	384,923	$45.63	525,980	$41.20
Performance and market-based
restricted stock units:
Outstanding, beginning of
year	218,338	$44.24	184,626	$40.42	132,775	$39.97
Granted	82,025	48.55	60,338	55.73	82,795	41.85
Vested	(82,748)	38.99	(22,826)	44.78	-	-
Forfeited	(21,473)	47.53	(3,800)	37.90	(30,944)	42.33
Outstanding, end of year (1)	196,142	$47.89	218,338	$44.24	184,626	$40.42
(1)

Included in outstanding shares at the end of 2015 were 56,500 market-based restricted stock units that were previously granted to the Company’s CEO. These units are no longer expected to vest as a result of the announcement, in 2015, of the CEO’s retirement from the Company in 2016. The Company is no longer expensing these restricted stock units.

In 2015, 2014 and 2013, the Company granted market-based awards totaling 80,738,  56,625, and 76,175, respectively, to certain members of senior management, which are included in the table above as performance and market-based restricted stock activity. The vesting of these stock units is based on the relative total shareholder return (“TSR”) of the Company. This metric is generally based on relative TSR for a three year period as compared to a Property and Casualty Index of peer companies. The fair value of market based awards was estimated at the date of grant using a valuation model. These units have the potential to range from 0% to 150% of the shares disclosed. Included in the amount granted above were 38,713 shares related to market-based awards that achieved a payout in excess of 100%, with 20,275 shares vesting in 2015 and the remaining 18,438 shares vesting in the first quarter of 2016 provided that the participant remains employed by the Company during the vesting period. Also included in the amounts granted above for the performance-based restricted stock units were 1,287 shares related to awards that a performance metric in excess of 100% was achieved. These awards vested in 2015.

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

In 2015, performance and market-based stock units of 3,125 and 36,875 were included as granted due to completion levels in excess of 100% for units granted in 2013 and 2012, respectively. The weighted average grant date fair value of these awards was $42.44 and $36.47, respectively. In 2014, performance and market-based stock units of 2,888 were included as granted due to completion levels in excess of 100% for units granted in 2012. The weighted average grant date fair value of these awards was $43.31. In 2013, performance-based stock units of 8,244 were included as forfeited due to completion levels less than 100% for units granted in 2011. The weighted average grant date fair value for these awards was $46.47.

The intrinsic value of restricted stock and restricted stock units that vested during the years ended December 31, 2015, 2014 and 2013 was $4.4 million, $4.2 million and $1.8 million, respectively. The intrinsic value for performance-based restricted stock units that vested in 2015 and 2014 was $2.6 million and $0.3 million, respectively. For performance-based restricted stock units that would have vested in 2013, there was no intrinsic value since these awards were forfeited due to the aforementioned completion levels of less than threshold. Forfeitures in 2015 and 2014 related to the above mentioned market-based restricted stock units.

At December 31, 2015, the aggregate intrinsic value of restricted stock and restricted stock units was $24.6 million and the weighted average remaining contractual life was 1.0 years. The aggregate intrinsic value of performance and market-based restricted stock units was $16.0 million and the weighted average remaining contractual life was 0.8 years. As of December 31, 2015, there was $8.1 million of total unrecognized compensation cost related to unvested restricted stock units and performance and market-based restricted stock units, assuming performance and market-based restricted stock units are achieved at 100% of the performance metric. The cost is expected to be recognized over a weighted average period of 1.6 years. Compensation cost associated with restricted stock, restricted stock units and performance and market-based restricted stock units is generally calculated based upon grant date fair value, which is determined using current market prices.

12. EARNINGS PER SHARE AND SHAREHOLDERS’ EQUITY TRANSACTIONS

The following table provides weighted average share information used in the calculation of the Company’s basic and diluted earnings per share:

DECEMBER 31	2015	2014	2013
(in millions, except per share data)
Basic shares used in the calculation of earnings per share	43.9	44.0	44.1
Dilutive effect of securities:
Employee stock options	0.5	0.5	0.3
Non-vested stock grants	0.4	0.4	0.5
Diluted shares used in the calculation of earnings per share	44.8	44.9	44.9
Per share effect of dilutive securities on income from continuing operations	$(0.14)	$(0.12)	$(0.11)
Per share effect of dilutive securities on net income	$(0.15)	$(0.13)	$(0.11)

Diluted earnings per share during 2015, 2014 and 2013 excludes 0.6 million, 0.7 million and 0.1 million, respectively, of common shares issuable under the Company’s stock compensation plans, because their effect would be antidilutive.

The Company’s Board of Directors has authorized aggregate repurchases of the Company’s common stock of up to $900 million, including the $300 million increase in the program authorized on October 28, 2015. As of December 31, 2015, the Company has $289.2 million available for repurchases under these repurchase authorizations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. The Company is not required to purchase any specific number of shares or to make purchases by any certain date under this program. During 2015, the Company purchased 1.6 million shares of the Company’s common stock at a cost of $127.3 million.

13. DIVIDEND RESTRICTIONS

U.S. INSURANCE SUBSIDIARIES

The individual law of all states, including New Hampshire and Michigan, where Hanover Insurance and Citizens are domiciled, respectively, restrict the payment of dividends to stockholders by insurers. These laws affect the dividend paying ability of Hanover Insurance and Citizens.

Pursuant to New Hampshire’s statute, the maximum dividends and other distributions that an insurer may pay in any twelve month period, without prior approval of the New Hampshire Insurance Commissioner, is limited to 10% of such insurer’s statutory policyholder surplus as of the preceding December 31. No dividends were declared by Hanover Insurance in 2015, 2014 or 2013. During 2016, the maximum dividend payable without prior approval is $218.8 million.

Pursuant to Michigan’s statute, the maximum dividends and other distributions that an insurer may pay in any twelve month period, without prior approval of the Michigan Insurance Commissioner, is limited to the greater of 10% of policyholders’ surplus as of December 31 of the immediately preceding year or the statutory net income less net realized gains, for the immediately preceding calendar year. Citizens declared dividends to its parent, Hanover Insurance, totaling $63.0 million, $66.0 million and $68.0 million in 2015, 2014 and 2013, respectively. During 2016, the maximum dividend payable without prior approval is $33.4 million. In December 2016, the maximum dividend payable without prior approval will increase by $63.0 million to a total amount of $96.4 million.

The statutes in both New Hampshire and Michigan require that prior notice to the respective Insurance Commissioner of any proposed dividend be provided and such Commissioner may, in certain circumstances, prohibit the payment of the proposed dividend.

CHAUCER

Dividend payments from Chaucer to its parent are regulated by U.K. law. Dividends from Chaucer are dependent on dividends from its subsidiaries. Annual dividend payments from Chaucer are limited to retained earnings that are not restricted by capital and other requirements for business at Lloyd’s. Also, Chaucer must provide advance notice to the U.K.’s Prudential Regulation Authority (“PRA”) of certain proposed dividends or other payments from PRA regulated entities. Dividend payments to THG from Chaucer entities totaled $61.3 million, $68.7 million and $13.9 million in 2015, 2014 and 2013, respectively.

14. SEGMENT INFORMATION

The Company’s primary business operations include insurance products and services provided through four operating segments. The domestic operating segments are Commercial Lines, Personal Lines and Other, and the Company’s international operating segment is Chaucer. Commercial Lines includes commercial multiple peril, commercial automobile, workers’ compensation, and other commercial coverages, such as inland marine, specialty program business, management and professional liability and surety. Personal Lines includes personal automobile, homeowners and other personal coverages. Chaucer includes marine and aviation, energy, property, U.K. motor, and casualty and other coverages (which includes international liability, specialist coverages, and syndicate participations). As a result of the aforementioned transfer of the Company’s U.K. motor business, results from the Chaucer segment will no longer include this business subsequent to June 30, 2015. Included in Other are Opus Investment Management, Inc., which markets investment management services to institutions, pension funds and other organizations; earnings on holding company assets; and, a discontinued voluntary pools business. The separate financial information is presented consistent with the way results are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

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

Summarized below is financial information with respect to the Company’s business segments.

YEARS ENDED DECEMBER 31	2015	2014	2013
(in millions)
Operating revenues:
Commercial Lines	$2,391.7	$2,239.0	$2,109.5
Personal Lines	1,511.3	1,491.0	1,542.5
Chaucer	1,104.1	1,279.7	1,098.2
Other (including eliminations)	7.4	7.8	10.0
Total	5,014.5	5,017.5	4,760.2
Net realized investment gains	19.5	50.1	33.5
Total revenues	$5,034.0	$5,067.6	$4,793.7
Operating income (loss) before interest expense and income taxes:
Commercial Lines:
Underwriting loss	$(12.7)	$(8.3)	$(11.0)
Net investment income	156.3	149.4	143.5
Other expense	(0.3)	(1.2)	(0.1)
Commercial Lines operating income	143.3	139.9	132.4
Personal Lines:
Underwriting income	72.0	22.1	37.6
Net investment income	72.5	71.9	75.8
Other income	4.8	5.0	5.2
Personal Lines operating income	149.3	99.0	118.6
Chaucer:
Underwriting income	131.5	122.5	107.7
Net investment income	45.9	44.2	42.7
Other income	6.3	10.9	-
Chaucer operating income	183.7	177.6	150.4
Other:
Underwriting loss	(1.9)	(3.1)	(3.4)
Net investment income	4.4	4.8	7.0
Other net expenses	(13.2)	(12.0)	(11.6)
Other operating loss	(10.7)	(10.3)	(8.0)
Operating income before interest expense and income taxes	465.6	406.2	393.4
Interest on debt	(60.1)	(65.2)	(65.3)
Operating income before income taxes	405.5	341.0	328.1
Non-operating income items:
Net realized investment gains	19.5	50.1	33.5
Gain on disposal of U.K. motor business	38.4	-	-
Loss from settlement of pension obligation	-	(12.1)	-
Net loss from repayment of debt	(24.1)	(0.1)	(27.7)
Other non-operating items	0.1	(0.9)	(4.8)
Income before income taxes	$439.4	$378.0	$329.1

The following table provides identifiable assets for the Company’s business segments and discontinued operations:

DECEMBER 31	2015	2014

(in millions)	Identifiable Assets
U.S. Companies	$9,625.7	$9,418.4
Chaucer	4,082.2	4,229.3
Discontinued operations	83.0	112.0
Total	$13,790.9	$13,759.7

The Company reviews the assets of its U.S. Companies collectively and does not allocate them among the Commercial Lines, Personal Lines and Other segments.

GEOGRAPHIC CONCENTRATIONS

The following table presents the Company’s gross premiums written (“GPW”) based on the location of the risk:

YEARS ENDED DECEMBER 31	2015	2014	2013

	% of Total GPW
United States	81%	78%	78%
United Kingdom	4%	6%	6%
Worldwide and other	15%	16%	16%
Total	100%	100%	100%

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

Long-lived assets located outside the U.S. were not material for the years ended December 31, 2015 or 2014. The Company does not have revenue from transactions with a single agent or broker amounting to 10 percent or more of its consolidated revenue.

15. LEASE COMMITMENTS

Rental expenses for operating leases amounted to $17.4 million, $20.4 million and $21.6 million in 2015, 2014 and 2013, respectively. These expenses relate primarily to building leases of the Company. At December 31, 2015, future minimum rental payments under non-cancelable operating leases were $57.1 million, payable as follows: 2016 - $16.4 million; 2017 - $13.9 million; 2018 - $10.9 million; 2019 - $7.9 million and 2020 and thereafter - $8.0 million. It is expected that in the normal course of business, leases that expire may be renewed or replaced by leases on other property and equipment.

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

As a condition to conduct certain business in various states, the Company is required to participate in residual market mechanisms, facilities and pooling arrangements such as the Michigan Catastrophic Claims Association (“MCCA”). The Company is subject to concentration of risk with respect to reinsurance ceded to the MCCA. Funding for MCCA comes from assessments against automobile insurers based upon their share of insured automobiles in the state. Insurers are allowed to pass along this cost to Michigan automobile policyholders. The Company ceded to the MCCA premiums earned and losses and LAE incurred of $67.7 million and $78.8 million in 2015, $73.4 million and $99.2 million in 2014 and $72.2 million and $76.6 million in 2013, respectively. The MCCA represented 34.4% of the total reinsurance receivable balance at December 31, 2015. Reinsurance recoverables related to MCCA were $906.5  million and $899.5 million at December 31, 2015 and 2014, respectively. Because the MCCA is supported by assessments permitted by statute, and there have been no significant uncollectible balances from MCCA identified during the three years ending December 31, 2015, the Company believes that it has no significant exposure to uncollectible reinsurance balances from this entity. The Lloyd’s Syndicates total reinsurance receivable balance was $606.5 million as of December 31, 2015, as compared to $280.9 million as of December 31, 2014. The Lloyd’s receivable represented 23.0% of the total reinsurance receivable balance. The increase in this recoverable during 2015 was due to the transfer of the U.K. motor business to a third-party unaffiliated insurer that also operates this business through Lloyd’s. The Company believes that it has no significant exposure to uncollectable reinsurance balances from Lloyd’s as the Lloyd’s Central Fund provides recourse to all of its policyholders in the event of the failure of an individual syndicate and its capital providers.

The following table provides the effects of reinsurance.

YEARS ENDED DECEMBER 31	2015	2014	2013
(in millions)
Premiums written:
Direct	$4,811.3	$4,777.3	$4,599.2
Assumed (1)	633.2	688.1	602.5
Ceded (2)	(827.7)	(655.3)	(649.0)
Net premiums written	$4,616.8	$4,810.1	$4,552.7
Premiums earned:
Direct	$4,814.4	$4,679.8	$4,546.3
Assumed (1)	655.6	696.4	617.7
Ceded (2)	(765.2)	(665.9)	(713.5)
Net premiums earned	$4,704.8	$4,710.3	$4,450.5
Percentage of assumed to net premiums earned	13.93%	14.78%	13.88%
Losses and LAE:
Direct	$3,008.5	$3,019.4	$2,939.4
Assumed (1)	312.4	266.1	172.3
Ceded (2)	(436.8)	(358.0)	(350.6)
Net losses and LAE	$2,884.1	$2,927.5	$2,761.1
(1)	Assumed reinsurance activity primarily relates to the Chaucer segment.
(2)

Effective June 30, 2015, the Company transferred its U.K. motor business through a 100% reinsurance arrangement. This transaction resulted in the increase of ceded premiums written, premiums earned and losses and LAE for the year ended December 31, 2015. See also “Disposal of U.K. Motor Business” in Note 2 – Dispositions.

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

The following table provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses.

YEARS ENDED DECEMBER 31	2015	2014	2013
(in millions)
Gross loss and LAE reserves, beginning of year	$6,391.7	$6,231.5	$6,197.0
Reinsurance recoverable on unpaid losses	1,983.0	2,030.4	2,074.3
Net loss and LAE reserves, beginning of year	4,408.7	4,201.1	4,122.7
Net incurred losses and LAE in respect of losses occurring in:
Current year	2,978.4	3,026.6	2,837.4
Prior years	(94.3)	(99.1)	(76.3)
Total incurred losses and LAE	2,884.1	2,927.5	2,761.1
Net payments of losses and LAE in respect of losses occurring in:
Current year	1,245.6	1,328.7	1,213.5
Prior years	1,418.4	1,398.9	1,469.8
Total payments	2,664.0	2,727.6	2,683.3
Commutation of Chaucer Flagstone reinsurance agreement	-	85.7	-
Transfer of U.K. motor business	(300.6)	-	-
Effect of foreign exchange rate changes	(34.6)	(78.0)	0.6
Net reserve for losses and LAE, end of year	4,293.6	4,408.7	4,201.1
Reinsurance recoverable on unpaid losses	2,280.8	1,983.0	2,030.4
Gross reserve for losses and LAE, end of year	$6,574.4	$6,391.7	$6,231.5

As part of an ongoing process, reserves have been re-estimated for all prior accident years and were decreased by $94.3 million, $99.1 million and $76.3 million in 2015, 2014 and 2013, respectively. For the years ended December 31, 2015, 2014 and 2013, these amounts include favorable loss and LAE reserve development of $120.1 million, $104.6 million and $94.6 million, respectively, for Chaucer. As a result of the Company’s year-end 2015 reserve review of domestic commercial and personal lines of business, carried reserves were adjusted between several of these lines of business impacting the prior year development by line. These adjustments had no impact on aggregate domestic carried reserves.

Chaucer’s favorable development during 2015 was primarily the result of lower than expected losses in the energy line of $39.9 million, primarily in the 2012 through 2014 accident years, and $29.6 million in the marine and aviation lines, primarily in the 2010, 2012 and 2013 accident years. Additionally, Chaucer experienced lower than expected losses within casualty and other lines, specifically the specialist and international liability lines, of $21.9 million primarily in the 2008, 2011 and 2013 accident years, and in the property line, primarily in the 2012 through 2014 accident years. Chaucer’s favorable development was also partially attributable to the favorable impact of foreign exchange rate movements on prior years’ loss reserves. For Commercial and Personal Lines, the net unfavorable loss and LAE development during 2015 of $25.8 million was primarily the result of higher than expected losses in Other Commercial Lines of $53.7 million, which includes the AIX Holdings, Inc. (“AIX”) program business. This was driven by AIX commercial automobile and general liability lines in accident years 2011 through 2013, primarily from programs which have since been terminated. The Company also experienced higher than expected losses within the general liability lines, primarily in accident years 2009 through 2012. These losses were partially offset by lower than expected losses in the commercial umbrella line in accident years 2012 through 2014, and lower than expected losses in the healthcare line in accident years 2010 through 2014, both within Other Commercial Lines. Development in 2015 also included higher than expected losses within the commercial automobile line of $23.4 million, primarily related to liability coverage in accident years 2011 through 2013, and in the commercial multiple peril lines, primarily in accident years 2008, 2009 and 2011. Partially offsetting the unfavorable development was lower than expected losses of $46.9 million within the workers’ compensation line, primarily related to accident years 2005 through 2014, in the homeowners’ line, primarily related to accident years 2010 through 2013, and in the personal automobile line, primarily related to accident year 2014.

The $99.1 million favorable loss and LAE reserve development during the year ended December 31, 2014 included favorable loss and LAE reserve development of $104.6 million for Chaucer. Chaucer’s favorable development during 2014 was primarily the result of lower than expected losses in the marine and aviation lines of $40.1 million, primarily in the 2011 through 2013 accident years. Additionally, Chaucer experienced lower than expected losses within casualty and other lines, specifically the specialty liability lines of $21.4 million, primarily in the 2010 and 2013 accident years and $21.5 million in the property line, primarily in the 2010 through 2013 accident years. Chaucer’s favorable development was also partially attributable to the favorable impact of foreign exchange rate movements on prior years’ loss reserves. For Commercial and Personal Lines, the unfavorable loss and LAE development during 2014 was primarily the result of higher than expected large losses within the commercial automobile coverages of $23.1 million, which includes the AIX program business, primarily related to liability coverage in the 2009 through 2012 accident years.  Partially offsetting the unfavorable development was lower than expected losses within the personal automobile line, primarily related to the 2013 accident year, workers’ compensation line, primarily related to the 2007 through 2012 accident years, and commercial multiple peril line, primarily related to the 2012 and 2013 accident years.

The $76.3 million favorable loss and LAE reserve development during the year ended December 31, 2013 included favorable loss and LAE reserve development of $94.6 million for Chaucer. Chaucer’s favorable development during 2013 was primarily the result of lower than expected losses in the energy line of $30.4 million, primarily in the 2009 through 2012 accident years, and $27.3 million in the property line, primarily in the 2011 and 2012 accident years. Additionally, Chaucer experienced lower than expected losses within casualty and other lines, specifically the specialty liability lines of $21.6 million, primarily in the 2008 accident year, and $21.3 million in the marine and aviation line, primarily in the 2010 through 2012 accident years. For Commercial and Personal Lines, the unfavorable loss and LAE development during 2013 was primarily the result of higher than expected losses within the personal automobile line, due to severity in bodily injury coverage in the 2010 through 2012 accident years, commercial automobile line, primarily related to liability coverage in the 2009 through 2011 accident years, and other commercial lines, primarily in the 2010 through 2012 accident years. Partially offsetting the unfavorable development was lower than expected losses within the workers’ compensation line, primarily in the 2006 through 2011 accident years and lower involuntary pool losses, including a $3.2 million benefit from the settlement of a legal proceeding, and commercial multi-peril line, primarily in the 2012 accident year.

Loss and LAE reserves related to asbestos and environmental damage liability were $57.7 million, $60.6 million and $61.9 million as of December 31, 2015, 2014 and 2013, respectively, comprised of both direct and run-off voluntary assumed reinsurance pools business. Ending loss and LAE reserves for all direct business written by the Company related to asbestos and environmental damage liability, included in the reserve for losses and LAE, were $9.5 million, $10.1 million and $11.5 million, net of reinsurance of $20.5 million, $21.4 million and $20.6 million as of December 31, 2015, 2014 and 2013, respectively. As a result of the Company’s historical direct underwriting mix of Commercial Lines policies toward smaller and middle market risks, past asbestos and environmental damage liability loss experience has remained minimal in relation to the Company’s total loss and LAE incurred experience. Loss and LAE reserves related to the run-off voluntary assumed reinsurance pool business with asbestos and environmental damage liability were $27.7 million, $29.1 million and $29.8 million at December 31, 2015, 2014 and 2013, respectively. These reserves relate to pools in which the Company has terminated its participation; however, the Company continues to be subject to claims related to years in which it was a participant. Because of the inherent uncertainty regarding the types of claims in these pools, the Company cannot provide assurance that its reserves will be sufficient.

The Company estimates its ultimate liability for asbestos, environmental and toxic tort liability claims, whether resulting from direct business, or assumed reinsurance and pool business, based upon currently known facts, reasonable assumptions where the facts are not known, current law and methodologies currently available. Although these outstanding claims are not significant, their existence gives rise to uncertainty and are discussed because of the possibility that they may become significant. The Company believes that, notwithstanding the evolution of case law expanding liability in asbestos and environmental claims, recorded reserves related to these claims are adequate. The asbestos, environmental and toxic tort liability could be revised in the near term if the estimates used in determining the liability are revised, and any such revisions could have a material adverse effect on the Company’s results of operations for a particular quarterly or annual period or on its financial position.

18. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Durand Litigation

On March 12, 2007, a putative class action suit captioned Jennifer A. Durand v. The Hanover Insurance Group, Inc., and The Allmerica Financial Cash Balance Pension Plan, was filed in the United States District Court for the Western District of Kentucky. The named plaintiff, a former employee of our former life insurance and annuity business who received a lump sum distribution from the Company’s Cash Balance Plan (the “Plan”) at or about the time of her separation from the company, claims that she and others similarly situated did not receive the appropriate lump sum distribution because in computing the lump sum, the Company and the Plan understated the accrued benefit in the calculation. The plaintiff claims that the Plan underpaid her distributions and those of similarly situated participants by failing to pay an additional so-called “whipsaw” amount reflecting the present value of an estimate of future interest credits from the date of the lump sum distribution to each participant’s retirement age of 65 (“whipsaw claim”).

The plaintiff filed an Amended Complaint adding two new named plaintiffs and additional claims on December 11, 2009.  Two of the three new claims set forth in the Amended Complaint were dismissed by the District Court, which action was upheld in November 2015 by the U.S. Court of Appeals, Sixth Circuit.  The District Court, however, did allow to stand the portion of the Amended Complaint which set forth claims against the Company for breach of fiduciary duty and failure to meet notice requirements arising under the Employee Retirement Income Security Act of 1974 (“ERISA”) from the various interest crediting and lump sum distribution matters of which plaintiffs complain, but only as to plaintiffs’ “whipsaw” claim that remained in the case. On December 17, 2013, the Court entered an order certifying a class to bring “whipsaw” and related breach of fiduciary duty claims consisting of all persons who received a lump sum distribution between March 1, 1997 and December 31, 2003. The Company filed a summary judgment motion, prior to the decision on the appeal, that was based on the statute of limitations and seeks to dismiss the subclass of plaintiffs who received lump sum distributions prior to March 13, 2002.  This summary judgment motion has been stayed pending additional discovery.

At this time, the Company is unable to provide a reasonable estimate of the potential range of ultimate liability if the outcome of the suit is unfavorable. The statute of limitations applicable to the sub-class consisting of all persons who received lump sum distributions between March 1, 1997 and March 12, 2002 has not yet been finally determined, and the extent of potential liability, if any, will depend on this determination. In addition, assuming for these purposes that the plaintiffs prevail with respect to claims that benefits accrued or payable under the Plan were understated, then there are numerous possible theories and other variables upon which any revised calculation of benefits as requested under plaintiffs’ claims could be based. Any adverse judgment in this case against the Plan would be expected to create a liability for the Plan, with resulting effects on the Plan’s assets available to pay benefits. The Company’s future required funding of the Plan could also be impacted by such a liability.

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

Residual Markets

The Company is required to participate in residual markets in various states, which generally pertain to high risk insureds, disrupted markets or lines of business or geographic areas where rates are regarded as excessive. The results of the residual markets are not subject to the predictability associated with the Company’s own managed business, and are significant to both the personal and commercial automobile lines of business and the workers’ compensation line of business.

19. STATUTORY FINANCIAL INFORMATION

The Company’s U.S. insurance subsidiaries are required to file annual statements with state regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis), as codified by the National Association of Insurance Commissioners. Permitted statutory accounting practices encompass all accounting practices that are not prescribed; such practices differ from state to state, may differ from company to company within a state, and may change in the future. The Company’s U.S. insurance subsidiaries did not have any permitted practices as of or for the years ended December 31, 2015, 2014 and 2013.

Statutory capital and surplus differs from shareholders’ equity reported in accordance with generally accepted accounting principles primarily because under the statutory basis of accounting, deferred acquisition costs are expensed when incurred and the recognition of deferred tax assets is based on different recoverability assumptions.

The following table provides statutory net income for the year ended December 31 and statutory capital and surplus as of December 31 for the periods indicated:

(in millions)	2015	2014	2013
Statutory Net Income
U.S. Insurance Subsidiaries	$175.9	$204.3	$193.2
Statutory Capital and Surplus
U.S. Insurance Subsidiaries	$2,192.8	$2,057.1	$1,834.3

The minimum statutory capital and surplus necessary to satisfy the Company’s regulatory requirements was $378.5 million, $374.6 million and $354.5 million, which equals the Authorized Control Level at December 31, 2015, 2014 and 2013, respectively.

20. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The quarterly results of operations for 2015 and 2014 are summarized below.

THREE MONTHS ENDED
(in millions, except per share data)
2015	March 31	June 30	Sept. 30	Dec. 31
Total revenues	$1,298.7	$1,297.1	$1,233.5	$1,204.7
Income from continuing operations	$54.9	$120.9	$77.2	$77.8
Net income	$54.9	$120.7	$78.3	$77.6
Income from continuing operations per share:
Basic	$1.24	$2.74	$1.75	$1.80
Diluted	$1.22	$2.69	$1.72	$1.76
Net income per share:
Basic	$1.24	$2.73	$1.78	$1.79
Diluted	$1.22	$2.68	$1.74	$1.76
Dividends declared per share	$0.41	$0.41	$0.41	$0.46

THREE MONTHS ENDED
(in millions, except per share data)
2014	March 31	June 30	Sept. 30	Dec. 31
Total revenues	$1,243.9	$1,273.0	$1,265.6	$1,285.1
Income from continuing operations	$54.7	$82.5	$55.0	$90.1
Net income	$54.6	$82.6	$54.9	$89.9
Income from continuing operations per share:
Basic	$1.25	$1.87	$1.25	$2.05
Diluted	$1.22	$1.84	$1.22	$2.01
Net income per share:
Basic	$1.24	$1.88	$1.25	$2.04
Diluted	$1.22	$1.84	$1.22	$2.00
Dividends declared per share	$0.37	$0.37	$0.37	$0.41

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the updated Internal Control – Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the updated framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

ITEM 9B–OTHER INFORMATION

Compensatory Arrangements of Certain Officers

On February 23, 2016, the following actions were taken with respect to the compensation of the Company’s Chief Executive Officer (“CEO”) and certain other “named executive officers” (as that term is defined in Item 402 of Regulation S-K) of the Company (“NEOs”). Although Eugene M. Bullis, the Company’s Executive Vice President and interim Chief Financial Officer, is an NEO, he will not participate in any of the following programs and did not receive any of the following awards because of the temporary nature of his position. It is expected that Robert Stuchbery, President of International Operations and Deputy Chairman of Chaucer, will also be an NEO for 2016. Since the Compensation Committee does not expect to make its annual compensation decisions with respect to Chaucer until its March meeting, no disclosure with respect to Mr. Stuchbery is provided below.

Approval of 2015 Short-Term Incentive Compensation Program Awards

The 2015 short-term incentive compensation program awards for the CEO and other NEOs listed below were approved.

Executive Officer	Title	Cash Award
Frederick H. Eppinger	President and CEO	$ 1,400,000
J. Kendall Huber	Executive Vice President and General Counsel	$ 395,000
John C. Roche	Executive Vice President, President Business Insurance and Field Operations	$ 340,000
David B. Greenfield*	Former Executive Vice President and Chief Financial Officer	$ 450,000

*Mr. Greenfield served as the Company’s Executive Vice President and Chief Financial Officer until his passing on October 17, 2015.  His award was pro-rated for the period prior to his death.

Approval of the 2016 Short-Term Incentive Compensation Program for Named Executive Officers

The 2016 Executive Short-Term Incentive Compensation Program (the “2016 Executive STIP”) was approved for the following NEOs: J. Kendall Huber and John C. Roche. The 2016 Executive STIP is intended to comply with the “qualified performance-based compensation” requirements of Section 162(m) of the Internal Revenue Code and thereby, to the extent it qualifies, enable bonuses paid to our NEOs to be treated as tax deductible by the Company. The 2016 Executive STIP was established pursuant to the Company’s shareholder-approved 2014 Executive Short-Term Incentive Compensation Plan (filed as Annex IV to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 3, 2014). Under the 2016 Executive STIP, a maximum funding pool for annual awards (“Maximum Funding Pool”) is determined in accordance with the level of achievement of a pre-determined performance metric. For 2016, the Maximum Funding Pool for awards to our NEOs was set at 2% of 2016 pre-tax operating income (adjusted to exclude interest expense and the impact of catastrophes) and the maximum award payable to each NEO is equal to the lesser of (i) 17.5% of the Maximum Funding Pool, or (ii) 200% of the NEO’s target award.  Consistent with prior years, Mr. Huber’s target award was fixed at 75% of base salary and Mr. Roche’s target award was fixed at 65% of base salary.

The actual amount of each NEO’s award, however, is dependent on the level of achievement of the Company’s performance targets, such executive officer’s individual performance and such other factors as the Compensation Committee may determine, but in no event may any such award exceed the lesser of the amounts determined as set forth above. For 2016, awards, if any, are payable in the first fiscal quarter of 2017.

As previously announced in September, Mr. Eppinger submitted his resignation as CEO effective upon the appointment of his successor.  In light of his pending resignation, the Compensation Committee determined that he will be eligible to receive a short-term incentive award for his service as CEO during 2016, but that the amount, if any, and timing of such award, will be determined by the Compensation Committee in its sole discretion based upon both his and the Company’s performance during his remaining tenure as our CEO.

Approval of the 2016 Long-Term Incentive Program

The 2016 Long-Term Incentive Program (the “2016 LTIP”) was approved for Messrs. Huber and Roche. For all participating NEOs, the 2016 LTIP provides for a combination of awards of performance-based restricted stock units (“PBRSUs”), stock options (“Options”) and time-based restricted stock units (“RSUs”), each issued pursuant to the Company’s 2014 Long-Term Incentive Plan (the “2014 Stock Plan”).

The PBRSUs vest on the third anniversary of the date of grant, but only to the extent the Company’s three-year (2016-2018) total shareholder return as compared to a pre-established peer group (relative total shareholder return or “RTSR”) places the Company’s performance above a certain percentile.  Participants must be employees of the Company as of the vesting dates for the PBRSUs to vest, except as otherwise provided with regard to death, disability or change-in-control. The actual PBRSU award may be as low as zero, and as high as 150%, of the target award, based on the RTSR actually achieved.

The Options vest as to one-third of the shares on each of the first three anniversaries of the grant date. Participants must be employees of the Company as of the vesting dates for the Options to vest, except as otherwise provided with regard to death, disability or change-in-control. Each Option has a ten-year term and an exercise price of $82.74 per share, which was the closing price per share of THG’s common stock as reported on the New York Stock Exchange on the date of grant (February 23, 2016).

The RSUs vest on the third anniversary of the date of grant. Participants must be employees of the Company as of the vesting dates for the RSUs to vest, except as otherwise provided with regard to death, disability or change-in-control.

The following table sets forth the number of PBRSUs (at target), RSUs and Options granted to the following named executive officers:

Executive Officer	Title	PBRSUs	RSUs	Options
J. Kendall Huber	Executive Vice President and General Counsel	2,000	2,000	19,980
John C. Roche	Executive Vice President, President Business Insurance and Field Operations	2,015	2,015	20,160

Approval of Leadership Transition Severance Arrangements

In order to ensure the continued focus, undivided attention and service to the Company during our transition to a new Chief Executive Officer, the Compensation Committee approved severance arrangements for each domestic executive officer of the Company (excluding Messrs. Eppinger and Bullis), the material terms of which are set forth below.

In the event the executive (i) is involuntarily terminated, other than in connection with his or her death, disability, a “change in control,” or for “cause,” or (ii) voluntarily terminates his or her employment for “good reason” (defined generally to mean a decrease in the executive’s compensation, material and adverse change to the executive’s role and responsibility, or a requirement that the executive relocate), in either case prior to September 1, 2017, the executive will be entitled to a lump sum cash severance payment equal to a pre-established multiple of his or her annual base salary. The amount of the severance award is designed to approximate one year’s cash compensation.  For Mr. Huber, his multiple is 1.75x base salary, and for Mr. Roche, his multiple is 1.65x base salary.

As a condition to receiving such severance, the executive will be required to enter into a separation agreement upon terms and conditions acceptable to the Company to include a full release and non-disparagement provision.

The foregoing description of the terms of the severance arrangements does not purport to be complete and is qualified in its entirety by the form of severance letter attached hereto as Exhibit 10.40 and incorporated herein by reference.

Director Resignation

On February 23, 2016, in accordance with the Company’s director retirement policy, the Board accepted the resignation of Neal Finnegan, effective at the end of his current term on May 24, 2016.

PART III

ITEM 10–DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS OF THE REGISTRANT

Except for the portion about executive officers and our Code of Conduct which is set forth below, this information is incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2016 to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is biographical information concerning our executive officers.

Mark L. Berthiaume, 59

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

Christine Bilotti-Peterson, 45

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

Eugene M. Bullis, 70

Executive Vice President, Interim Chief Financial Officer

Mr. Bullis has been Interim Chief Financial Officer since October 2015 after briefly serving as Executive Vice President, Senior Finance Officer when he re-joined THG in October 2015. Mr. Bullis served as Executive Vice President and Chief Financial Officer of the Company from 2007 until his retirement in 2010. Prior to that, Mr. Bullis served as Executive Vice President and Chief Financial Officer of Conseco, Inc., from 2002 to 2007. Previously, Mr. Bullis served in a number of senior finance roles in technology-related businesses, including as Chief Financial Officer of Wang Laboratories, Inc. Mr. Bullis began his career as a certified public accountant with a predecessor firm of what is now Ernst & Young, LLP, where he advanced to partnership with a concentration in services to insurance company clients. Mr. Bullis is a member of the board of directors of Ambac Financial Group, Inc., a publicly traded financial guarantee insurer, and The One Group Hospitality, Inc., a publicly traded restaurant management and hospitality services company.

Frederick H. Eppinger, Jr., 57

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

J. Kendall Huber, 61

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

Richard W. Lavey, 48

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

Andrew S. Robinson, 50

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

John C. Roche, 52

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

Johan Slabbert, 45

Chief Executive Officer, Chaucer

Mr. Slabbert was appointed Chief Executive Officer of Chaucer in November 2015. Prior to that, he served as Chaucer's Chief Financial Officer, a position he held since joining the Company in 2013.  A veteran of more than 20 years with broad insurance industry experience, Mr. Slabbert was a senior leader with AIG, where he served in financial and business development roles in Africa, Europe, the Far East, Latin America and North America from 1997 to 2013.

Robert Stuchbery, 59

President of International Operations and Deputy Chairman of Chaucer

Mr. Stuchbery has been President of International Operations and Deputy Chairman of Chaucer since November of 2015. From January 2010 to November 2015 he served as President of International Operations and Chief Executive Officer of Chaucer. Prior to his appointment as CEO, Mr. Stuchbery served as Chaucer's Chief Underwriting Officer from 2005 to 2009, and as Group Underwriting Director from 2000 to 2005. He was Active Underwriter for Syndicate 1096 from 1996 to 2000 and prior to that was Deputy Underwriter of Syndicate 1096 from 1988 to 1996. Before joining Chaucer in 1988, Mr. Stuchbery served in various positions with the U.K. subsidiary of a large U.S. insurer from 1976 to 1987. Mr. Stuchbery is a Fellow of the Chartered Insurance Institute and a member of the Lloyd’s Market Association Board where he currently serves as Deputy Chairman.

Mark Welzenbach, 56

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

OTHER SENIOR CORPORATE OFFICERS OF THE REGISTRANT

Bruce P. Bartell, 58

Deputy Chief Executive Officer, Chaucer

Mr. Bartell has been Deputy Chief Executive Officer of Chaucer since January 2016. From January 2010 to December 2015, he served as Chief Underwriting Officer of Chaucer. Prior to his appointment as CUO, Mr. Bartell served as Active Underwriter of Chaucer Syndicate 1084 from 2006 to 2009. He was Active Underwriter for Syndicate 1096 from 2000 to 2005 and prior to that was Deputy Underwriter of Syndicate 1096 from 1993 to 2000. Mr. Bartell was Active Underwriter of Syndicate 1117 from 1989 to 1993. Before joining Chaucer in 1988, Mr. Bartell served in a variety of underwriting and management positions at companies within the London Company Insurance Market.

John Fowle, 46

Chief Underwriting Officer, Chaucer

Active Underwriter, Chaucer Syndicate 1084

Mr. Fowle was appointed Chief Underwriting Officer of Chaucer in January 2016. Mr. Fowle also serves as Active Underwriter of Chaucer Syndicate 1084, a role he has held since December 2009. Mr. Fowle was previously Head of the Specialist Lines Division of Chaucer, as well as having responsibility for the overall strategy for Property. Prior to joining Chaucer, he worked in both the company and Lloyd’s markets.

Ann K. Tripp, 57

Senior Vice President, Chief Investment Officer

President, Opus Investment Management, Inc.

Ms. Tripp has been Chief Investment Officer and President of Opus Investment Management, Inc. since 2006. She joined the Company in 1987, and prior to becoming our Chief Investment Officer, served in a variety of increasingly senior roles within our investment department. Ms. Tripp is also the Investment Officer of the Hanover Insurance Group Foundation and serves on the board and sub-committees of several area non-profit organizations.

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

ANNUAL MEETING OF SHAREHOLDERS

The Board of Directors of THG has scheduled the 2015 Annual Meeting of Shareholders for May 24, 2016. The record date for determining the shareholders of the Company entitled to notice of and to vote at such Annual Meeting is March 28, 2016.

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

ITEM 11–EXECUTIVE COMPENSATION

Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2016, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 12–SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2015 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by
security holders	2,218,881	$55.77	8,670,060
Equity compensation plans not approved by
security holders	-	-	-
Total	2,218,881	$55.77	8,670,060
(1)

Includes 598,933 shares of Common Stock which may be issued upon vesting of outstanding restricted stock units, performance-based restricted stock units (assuming the maximum award amount), or market-based restricted stock units (assuming the maximum award amount). The weighted average exercise price does not take these awards into account.

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

Additional information related to Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2016, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 13–CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2016, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 14–PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2016, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

PART IV

ITEM 15–EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)(1) FINANCIAL STATEMENTS

The consolidated financial statements and accompanying notes thereto are included on pages 83 to 131 of this Form 10-K.

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

4.4

Indenture, dated February 3, 1997, relating to the Junior Subordinated Debentures of the Registrant, previously filed as Exhibit 3 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 5, 1997 and incorporated herein by reference.

4.5

First Supplemental Indenture, dated July 30, 2009, amending the indenture dated February 3, 1997 relating to the Junior Subordinated Debentures of the Registrant, previously filed as Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2010 and incorporated herein by reference.

4.6

Form of Global Security representing $300,000,000 principal amount of Junior Subordinated Debentures of the Registrant, previously filed as Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2010 and incorporated herein by reference.

4.7

Indenture, dated January 21, 2010, between the Registrant and U.S. Bank National Association, as trustee, previously filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 ASR (No. 333-164446) filed with the Commission on January 21, 2010 and incorporated herein by reference.

4.8

First Supplemental Indenture and Form of Global Note, dated February 23, 2010, related to the 7.50% Notes due 2020 of the Registrant, between the Registrant and U.S. Bank National Association, as trustee, previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 23, 2010 and incorporated herein by reference.

4.9

Second Supplemental Indenture, dated as of June 17, 2011, between the Registrant and U.S. Bank National Association, as trustee, including the form of Global Note attached as Annex A thereto, supplementing the Indenture dated as of January 21, 2010, previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 17, 2011 and incorporated herein by reference.

4.10

Indenture, dated as of March 20, 2013, by and between the Registrant and U.S. Bank National Association, previously filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (No: 333-187373) filed with the Commission on March 20, 2013 and incorporated herein by reference.

4.11

First Supplemental Indenture, dated as of March 27, 2013, between the Registrant and U.S. Bank National Association, as trustee, supplementing the Indenture dated as of March 20, 2013, previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 27, 2013 and incorporated herein by reference.

4.12

Form of Security Certificate representing the 6.35% Subordinated Debentures due 2053, previously filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 27, 2013 and incorporated herein by reference.

Management agrees to furnish the Securities and Exchange Commission, upon request, a copy of any other agreements or instruments of the Registrant and its subsidiaries defining the rights of holders of any non-registered debt whose authorized principal amount does not exceed 10% of the Registrant’s total consolidated assets.

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

+10.6

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

+10.9

Amendment to Outstanding Stock Options Issued under the Registrant’s 2006 Long-Term Incentive Plan, previously filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 8, 2011 and incorporated herein by reference.

+10.10

Form of Non-Qualified Stock Option Agreement under The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan, previously filed as Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 26, 2013 and incorporated herein by reference.

+10.11	Amendment to outstanding Stock Options issued under The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan.

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

+10.14

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

+10.16

The Hanover Insurance Group 2014 Long-Term Incentive Plan, previously filed as Annex I to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 3, 2014 and incorporated herein by reference.

+10.17

Form of Non-Qualified Stock Option Agreement under The Hanover Insurance Group 2014 Long-Term Incentive Plan, previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 20, 2014 and incorporated herein by reference.

+10.18	Amendment to outstanding Stock Options issued under The Hanover Insurance Group 2014 Long-Term Incentive Plan.

+10.19	Form of Non-Qualified Stock Option Agreement under The Hanover Insurance Group 2014 Long-Term Incentive Plan

+10.20

Form of Performance-Based Restricted Stock Unit Agreement under The Hanover Insurance Group 2014 Long-Term Incentive Plan, previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 20, 2014 and incorporated herein by reference.

+10.21	Form of Performance-Based Restricted Stock Unit Agreement under The Hanover Insurance Group 2014 Long-Term Incentive Plan.

+10.22

Form of Restricted Stock Unit Agreement under The Hanover Insurance Group 2014 Long-Term Incentive Plan, previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 20, 2014 and incorporated herein by reference.

+10.23

The Hanover Insurance Group, Inc. 2014 Executive Short-Term Incentive Compensation Plan, previously filed as Annex IV to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 3, 2014 and incorporated herein by reference.

+10.24

The Hanover Insurance Group, Inc. Amended and Restated Employment Continuity Plan, previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 11, 2008 and incorporated herein by reference.

+10.25

Description of 2014— 2015 Non-Employee Director Compensation, previously filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 1, 2014 and incorporated herein by reference.

+10.26

Description of 2015— 2016 Non-Employee Director Compensation, previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 30, 2015 and incorporated herein by reference.

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

+10.29

Description of compensatory arrangements with Frederick H. Eppinger, Jr., previously filed as Item 5.02 in the Registrant’s Current Report on Form 8-K filed with the Commission on September 16, 2015 and incorporated herein by reference.

+10.30

Description of compensatory arrangements with David B. Greenfield, previously filed as Item 5.02 in the Registrant’s Current Report on Form 8-K filed with the Commission on December 4, 2015 and incorporated herein by reference.

+10.31

Offer Letter, dated October 26, 2015, between the Registrant and Eugene M. Bullis, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 29, 2015 and incorporated herein by reference.

+10.32

Restricted Stock Agreement, dated October 27, 2015, between the Registrant and Eugene M. Bullis, previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 29, 2015 and incorporated herein by reference.

+10.33

Description of 2014 Named Executive Officer Short-Term Incentive Compensation Program Awards, 2015 Named Executive Officer Short-Term Incentive Compensation Programs and 2015 Named Executive Officer Long-Term Incentive Compensation Programs, previously filed as Item 5.02 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 5, 2015 and incorporated herein by reference.

+10.34

Description of 2015 Named Executive Officer Short-Term Incentive Compensation Program Awards, 2016 Named Executive Officer Short-Term Incentive Compensation Programs and 2016 Named Executive Officer Long-Term Incentive Compensation Programs filed as Item 9B to this report.

+10.35

IRC Section 162(m) Deferral Letter for Certain Executive Officers of the Registrant, previously filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 27, 2009 and incorporated herein by reference.

+10.36	Service Agreement dated January 1, 2016 by and between Robert Stuchbery and Chaucer Syndicates Limited.

+10.37	Chaucer Pension Scheme, as amended, previously filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2011 and incorporated herein by reference.

+10.38

The Chaucer Share Incentive Plan, previously filed as Annex II to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 3, 2014 and incorporated herein by reference.

+10.39

The Hanover Insurance Group Amended and Restated 2014 Employee Stock Purchase Plan, previously filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-8 (File No. 333-196107) filed with the Commission on May 20, 2014 and incorporated herein by reference.

+10.40	Form of Leadership Transition Severance Agreement

10.41

Federal Home Loan Bank of Boston Agreement for Advances, Collateral Pledge, and Security Agreement, dated September 11, 2009, previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 4, 2009 and incorporated herein by reference.

10.42

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

10.43

Credit Agreement, dated August 2, 2011, among the Registrant, as Borrower, Wells Fargo Bank, National Association, as administrative agent, and various other lender parties, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 3, 2011 and incorporated herein by reference.

10.44

Credit Agreement, dated November 12, 2013, among the Registrant, as Borrower, JPMorgan Chase Bank, N.A., as administrative agent, and various other lender parties, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 18, 2013 and incorporated herein by reference.

10.45

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

10.46

Guaranty Agreement, dated November 15, 2013, among the Registrant and Lloyds Bank plc, as Facility Agent and Security Agent (each as defined therein), previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 18, 2013 and incorporated herein by reference.

10.47

Standby Letter of Credit Facility Agreement, dated October 15, 2015, among Chaucer Holdings Limited, Chaucer Corporate Capital (No. 3) Limited and the lenders party thereto from time to time, Lloyds Bank plc and ING Bank N.V., London Branch as mandated lead arrangers and Lloyds Bank plc as bookrunner, overdraft provider, facility agent of the other Finance Parties (as defined therein) and security agent to the Secured Parties (as defined therein), previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 20, 2015 and incorporated herein by reference.

10.48

Guaranty Agreement, dated October 15, 2015, among the Registrant and Lloyds Bank plc, as Facility Agent and Security Agent (each as defined therein), previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 20, 2015 and incorporated herein by reference.

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

101

The following materials from The Hanover Insurance Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013; (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013; (iii) Consolidated Balance Sheets at December 31, 2015 and 2014; (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; (vi) related notes to these consolidated financial statements; and (vii) Financial Statement Schedules.

+Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HANOVER INSURANCE GROUP, INC.
Registrant

Date: February 25, 2016	By:	/S/ FREDERICK H. EPPINGER, JR.
Frederick H. Eppinger, Jr.,
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 25, 2016	By:	/S/ FREDERICK H. EPPINGER, JR.
Frederick H. Eppinger, Jr.,
President, Chief Executive Officer and Director

Date: February 25, 2016	By:	/S/ EUGENE M. BULLIS
Eugene M. Bullis,
Executive Vice President and
Interim Chief Financial Officer

Date: February 25, 2016	By:	/S/ WARREN E. BARNES
Warren E. Barnes,
Vice President, Corporate Controller and
Acting Principal Accounting Officer

Date: February 25, 2016	By:	*
Michael P. Angelini,
Chairman of the Board

Date: February 25, 2016	By:	*
Richard H. Booth,
Director

Date: February 25, 2016	By:	*
P. Kevin Condron,
Director

Date: February 25, 2016	By:	*
Cynthia L. Egan,
Director

Date: February 25, 2016	By:	*
Neal F. Finnegan,
Director

Date: February 25, 2016	By:	*
Karen C. Francis, Director

Date: February 25, 2016	By:	*
Daniel T. Henry,
Director

Date: February 25, 2016	By:	*
Wendell J. Knox,
Director

Date: February 25, 2016	By:	*
Joseph R. Ramrath,
Director

Date: February 25, 2016	By:	*
Harriett Tee Taggart,
Director

Date: February 25, 2016	*By:	/S/ EUGENE M. BULLIS
Eugene M. Bullis,
Attorney-in-fact

SCHEDULE I

THE HANOVER INSURANCE GROUP, INC.

SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES

DECEMBER 31, 2015
(in millions)
Type of investment	Cost (1)	Value	Amount at which shown in the balance sheet
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$1,264.7	$1,272.6	$1,272.6
States, municipalities and political subdivisions	1,074.3	1,120.1	1,120.1
Foreign governments	240.9	242.0	242.0
Public utilities	358.3	369.3	369.3
All other corporate bonds	3,987.3	3,970.9	3,970.9
Total fixed maturities	6,925.5	6,974.9	6,974.9
Equity securities:
Common stocks:
Public utilities	105.5	119.9	119.9
Banks, trusts and insurance companies	9.9	10.2	10.2
Industrial, miscellaneous and all other	409.5	435.2	435.2
Nonredeemable preferred stocks	3.6	11.3	11.3
Total equity securities	528.5	576.6	576.6
Mortgage loans on real estate (2)	200.9	203.5	200.9
Real estate	8.1	8.1	8.1
Other long-term investments (3)	181.0	184.3	184.4
Short-term investments	8.5	8.5	8.5
Total investments	$7,852.5	$7,955.9	$7,953.4

(1)	For equity securities, represents original cost, and for fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums and accretion of discounts.
(2)

Includes $200.4 million of participating interests in commercial mortgage loans originated and serviced by a third party. The Company shares, on a pro rata basis, in all related cash flows of the underlying mortgages. Due to certain reacquisition rights retained by the third party in the loan participation arrangement, the Company accounted for its participatory interest in mortgage loans as secured borrowings.

(3)

The cost of other long-term investments differs from the carrying value due to market value changes in the Company's equity ownership of limited partnership investments. The value of other long-term investments differs from the carrying value due to cost basis partnership investments.

SCHEDULE II

THE HANOVER INSURANCE GROUP, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY ONLY

STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31	2015	2014	2013
(in millions)
Revenues
Net investment income	$4.1	$3.9	$5.5
Net realized gains from sales and other	1.0	-	0.8
Interest income from loan to subsidiary	22.5	22.5	22.5
Other income	0.1	0.1	0.1
Total revenues	27.7	26.5	28.9
Expenses
Interest expense	53.4	54.1	55.3
Loss from repayment of debt	24.1	0.1	19.9
Employee benefit related expenses	7.0	11.1	6.2
Benefit related to acquired businesses	(0.7)	-	(6.4)
Other operating expenses	8.1	8.1	8.0
Total expenses	91.9	73.4	83.0
Net loss before income taxes and equity in income of subsidiaries	(64.2)	(46.9)	(54.1)
Income tax benefit	49.5	52.1	37.3
Equity in income of subsidiaries	345.2	277.4	262.5
Income from continuing operations	330.5	282.6	245.7
Income (loss) from discontinued operations (net of income tax (benefit) expense
of $(0.4), $(0.2) and $4.1 in 2015, 2014 and 2013)	1.0	(0.6)	5.3
Net income	331.5	282.0	251.0
Other comprehensive (loss) income, net of tax	(152.5)	28.8	(148.2)
Comprehensive income	$179.0	$310.8	$102.8

The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II (CONTINUED)

THE HANOVER INSURANCE GROUP, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY ONLY

BALANCE SHEETS

DECEMBER 31	2015	2014
(in millions, except per share data)
Assets
Fixed maturities - at fair value (amortized cost of $121.1 and $102.1)	$121.3	$105.2
Equity securities - at fair value (cost of $1.0)	1.1	1.1
Cash and cash equivalents	8.6	14.5
Investments in subsidiaries	3,262.5	3,129.8
Net receivable from subsidiaries (1)	222.8	320.4
Deferred income tax receivable	7.4	62.8
Current income tax receivable	1.1	-
Other assets	12.2	14.0
Total assets	$3,637.0	$3,647.8
Liabilities
Expenses and state taxes payable	$18.1	$15.0
Current income tax payable	-	2.2
Interest payable	7.9	8.1
Debt	766.6	778.5
Total liabilities	792.6	803.8
Shareholders' Equity
Preferred stock, par value $0.01 per share, 20.0 million shares authorized, none issued	-	-
Common stock, par value $0.01 per share, 300.0 million shares authorized, 60.5 million shares issued	0.6	0.6
Additional paid-in-capital	1,833.5	1,830.7
Accumulated other comprehensive income	53.9	206.4
Retained earnings	1,803.5	1,558.7
Treasury stock at cost (17.5 and 16.6 million)	(847.1)	(752.4)
Total shareholders' equity	2,844.4	2,844.0
Total liabilities and shareholders' equity	$3,637.0	$3,647.8

The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

(1)	Net receivable from subsidiaries in both years includes a $300.0 million note receivable from The Hanover Insurance International Holdings, Ltd., parent company of Chaucer Holdings, Ltd.

SCHEDULE II (CONTINUED)

THE HANOVER INSURANCE GROUP, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY ONLY

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31	2015	2014	2013
(in millions)
Cash flows from operating activities
Net income	$331.5	$282.0	$251.0
Adjustments to reconcile net income to net cash
provided by operating activities:
(Gain) loss from discontinued operations	(1.0)	0.6	2.5
Loss from retirement of debt	24.1	0.1	19.9
Equity in net income of subsidiaries	(345.2)	(277.4)	(262.5)
Net realized investment gains	(1.0)	-	(0.8)
Dividends received from subsidiaries	5.1	70.2	12.5
Deferred income tax expense (benefit)	35.7	(29.9)	(32.3)
Change in expenses and taxes payable	(2.6)	11.4	0.1
Change in net receivable from subsidiaries	(5.9)	16.9	16.5
Other, net	6.1	4.3	3.4
Net cash provided by operating activities	46.8	78.2	10.3
Cash flows from investing activities
Proceeds from disposals and maturities of fixed maturities	70.0	25.6	122.9
Purchase of fixed maturities	(11.9)	(28.6)	(90.8)
Net cash used for business acquisitions	(2.3)	(2.3)	(2.2)
Net cash provided by (used in) investing activities	55.8	(5.3)	29.9
Cash flows from financing activities
Proceeds from short-term intercompany borrowings	102.7	-	-
Proceeds from debt borrowings	-	-	168.6
Repurchases of debt	(15.1)	(0.7)	(93.6)
Dividends paid to shareholders	(74.2)	(67.0)	(60.0)
Repurchase of common stock	(127.3)	(20.4)	(78.2)
Proceeds from exercise of employee stock options	16.6	12.6	25.0
Other financing activities	(11.2)	(3.6)	(5.1)
Net cash used in financing activities	(108.5)	(79.1)	(43.3)
Net change in cash and cash equivalents	(5.9)	(6.2)	(3.1)
Cash and cash equivalents, beginning of year	14.5	20.7	23.8
Cash and cash equivalents, end of year	$8.6	$14.5	$20.7

Included in other operating cash flows was the cash portion of dividends received from unconsolidated subsidiaries. Cash payments of $5.1 million, $70.2 million and $12.5 million in 2015, 2014 and 2013, and investment assets of $76.9 million and $1.0 million were transferred to the parent company in 2015 and 2014, respectively, to settle dividend and other intercompany balances. There were no assets transferred to the parent company from its subsidiaries in 2013 to settle balances.

The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE III

THE HANOVER INSURANCE GROUP, INC.

SUPPLEMENTARY INSURANCE INFORMATION

DECEMBER 31, 2015
(in millions)
Segments	Deferred acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred acquisition costs	Other operating expenses	Premiums written
Commercial,
Personal and Other	$385.5	$4,204.6	$1,892.3	$5.6	$3,653.6	$233.2	$2,367.4	$778.0	$508.5	$3,727.5
Chaucer	123.3	2,372.5	651.7	-	1,051.2	45.9	516.7	255.2	154.5	889.3
Interest on Debt	-	-	-	-	-	-	-	-	60.1	-
Eliminations	-	(8.3)	(3.2)	-	-	-	-	-	(7.4)	-
Total	$508.8	$6,568.8	$2,540.8	$5.6	$4,704.8	$279.1	$2,884.1	$1,033.2	$715.7	$4,616.8

DECEMBER 31, 2014
(in millions)
Segments	Deferred acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred acquisition costs	Other operating expenses	Premiums written
Commercial,
Personal and Other	$370.3	$3,966.3	$1,819.1	$5.1	$3,488.5	$226.1	$2,293.8	$748.5	$481.0	$3,578.7
Chaucer	155.4	2,425.8	768.1	-	1,221.8	44.2	633.7	291.5	182.9	1,231.4
Interest on Debt	-	-	-	-	-	-	-	-	65.2	-
Eliminations	-	(5.5)	(3.3)	-	-	-	-	-	(7.0)	-
Total	$525.7	$6,386.6	$2,583.9	$5.1	$4,710.3	$270.3	$2,927.5	$1,040.0	$722.1	$4,810.1

DECEMBER 31, 2013
(in millions)
Segments	Deferred acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred acquisition costs	Other operating expenses	Premiums written
Commercial,
Personal and Other	$354.2	$3,847.0	$1,731.8	$4.1	$3,412.6	$226.3	$2,222.9	$729.8	$503.0	$3,435.2
Chaucer	151.8	2,381.5	788.7	-	1,037.9	42.7	538.2	241.2	170.8	1,117.5
Interest on Debt	-	-	-	-	-	-	-	-	65.3	-
Eliminations	-	(1.1)	(4.7)	-	-	-	-	-	(6.6)	-
Total	$506.0	$6,227.4	$2,515.8	$4.1	$4,450.5	$269.0	$2,761.1	$971.0	$732.5	$4,552.7

SCHEDULE IV

THE HANOVER INSURANCE GROUP, INC.

REINSURANCE

Incorporated herein by reference to Note 16 —“Reinsurance” in the Notes of the Consolidated Financial Statements included in Financial Statements and Supplemental Data of this Form 10-K.

SCHEDULE V

THE HANOVER INSURANCE GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

DECEMBER 31
		Additions
(in millions) Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts(1)	Deductions	Balance at end of period
2015
Allowance for doubtful accounts	$3.2	$9.7	$-	$(9.7)	$3.2
Allowance for uncollectible reinsurance recoverables (2)	15.9	-	0.2	(6.4)	9.7
	$19.1	$9.7	$0.2	$(16.1)	$12.9

2014
Allowance for doubtful accounts	$3.1	$9.4	$-	$(9.3)	$3.2
Allowance for uncollectible reinsurance recoverables	20.7	0.9	(0.3)	(5.4)	15.9
	$23.8	$10.3	$(0.3)	$(14.7)	$19.1

2013
Allowance for doubtful accounts	$2.8	$8.1	$-	$(7.8)	$3.1
Allowance for uncollectible reinsurance recoverables	16.9	3.6	0.5	(0.3)	20.7
	$19.7	$11.7	$0.5	$(8.1)	$23.8

(1)	Amounts charged to other accounts include foreign exchange gains and losses.
(2)	Includes a deduction of $5.4 million related to the transfer of the U.K. motor business on June 30, 2015.

SCHEDULE VI

THE HANOVER INSURANCE GROUP, INC.

SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS

YEARS ENDED DECEMBER 31
(in millions)
Affiliation with Registrant	Deferred acquisition costs	Reserves for unpaid claims and claim adjustment expenses (1)	Discount, if any, deducted from previous column (2)	Unearned premiums (1)	Earned premiums	Net investment income
Consolidated Property and Casualty
Subsidiaries
2015	$508.8	$6,574.4	$-	$2,540.8	$4,704.8	$279.1
2014	$525.7	$6,391.7	$-	$2,583.9	$4,710.3	$270.3
2013	$506.0	$6,231.5	$-	$2,515.8	$4,450.5	$269.0

		Claims and claim adjustment expenses incurred related to
		Current year	Prior years	Amortization of deferred acquisition costs	Paid claims and claim adjustment expenses	Premiums written
2015		$2,978.4	$(94.3)	$1,033.2	$2,664.0	$4,616.8
2014		$3,026.6	$(99.1)	$1,040.0	$2,727.6	$4,810.1
2013		$2,837.4	$(76.3)	$971.0	$2,683.3	$4,552.7
(1)

Reserves for unpaid claims and claim adjustment expenses are shown gross of $2,280.8 million, $1,983.0 million and $2,030.4 million of reinsurance recoverable on unpaid losses in 2015, 2014 and 2013, respectively. Unearned premiums are shown gross of prepaid premiums of $256.2 million, $197.8 million and $219.0 million in 2015, 2014 and 2013, respectively. Reserves for unpaid claims and claims adjustment expense also include policyholder dividends.

(2)	The Company does not use discounting techniques.