Form 10-Q
period 2016-03-31
HANOVER INSURANCE GROUP, INC.
filed 2016-05-05
CIK 944695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares outstanding of the registrant’s common stock was 42,953,323 as of May 3, 2016.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(In millions, except per share data)	2016	2015
Revenues
Premiums	$1,151.3	$1,211.0
Net investment income	68.3	70.1
Net realized investment gains (losses):
Net realized gains from sales and other	22.4	12.1
Net other–than–temporary impairment losses on investments
recognized in earnings	(20.9)	(2.7)
Total net realized investment gains	1.5	9.4
Fees and other income	6.5	8.2
Total revenues	1,227.6	1,298.7

Losses and expenses
Losses and loss adjustment expenses	699.6	773.1
Amortization of deferred acquisition costs	259.1	260.6
Interest expense	14.7	16.1
Other operating expenses	146.1	171.9
Total losses and expenses	1,119.5	1,221.7
Income before income taxes	108.1	77.0

Income tax expense (benefit):
Current	33.4	29.2
Deferred	(3.4)	(7.1)
Total income tax expense	30.0	22.1

Income from continuing operations	78.1	54.9
Net gain from discontinued operations (net of tax benefit of $0.5 for the three months ended March 31, 2016)	0.1	-
Net income	$78.2	$54.9

Earnings per common share:
Basic:
Income from continuing operations	$1.82	$1.24
Net gain from discontinued operations	-	-
Net income per share	$1.82	$1.24
Weighted average shares outstanding	42.9	44.2

Diluted:
Income from continuing operations	$1.79	$1.22
Net gain from discontinued operations	0.01	-
Net income per share	$1.80	$1.22
Weighted average shares outstanding	43.5	45.1

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(In millions)	2016	2015
Net income	$78.2	$54.9
Other comprehensive income (loss), net of tax:
Available-for-sale securities:
Net appreciation during the period	93.6	29.1
Change in other-than-temporary impairment losses
recognized in other comprehensive income	2.9	(2.3)
Total available-for-sale securities	96.5	26.8
Pension and postretirement benefits:
Net actuarial losses and prior service costs arising
in the period	-	1.9
Amortization recognized as net periodic benefit and
postretirement cost	1.6	1.7
Total pension and postretirement benefits	1.6	3.6
Cumulative foreign currency translation adjustment:
Amount recognized as cumulative foreign currency
translation during the period	(0.6)	(9.9)
Total other comprehensive income, net of tax	97.5	20.5
Comprehensive income	$175.7	$75.4

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
(In millions, except share data)	2016	2015
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $6,863.3 and $6,934.0)	$7,062.8	$6,983.4
Equity securities, at fair value (cost of $483.8 and $528.5)	536.0	576.6
Other investments	411.1	393.4
Total investments	8,009.9	7,953.4
Cash and cash equivalents	406.7	338.8
Accrued investment income	62.8	62.9
Premiums and accounts receivable, net	1,447.1	1,391.7
Reinsurance recoverable on paid and unpaid losses and unearned premiums	2,725.0	2,635.0
Deferred acquisition costs	509.8	508.8
Deferred income taxes	82.1	137.9
Goodwill	185.7	186.0
Other assets	512.9	483.7
Assets of discontinued operations	85.7	83.0
Total assets	$14,027.7	$13,781.2

Liabilities
Loss and loss adjustment expense reserves	$6,722.3	$6,574.4
Unearned premiums	2,560.5	2,540.8
Expenses and taxes payable	594.1	724.9
Reinsurance premiums payable	301.6	205.2
Debt	803.4	803.1
Liabilities of discontinued operations	88.8	88.4
Total liabilities	11,070.7	10,936.8

Commitments and contingencies
Shareholders’ Equity
Preferred stock, par value $0.01 per share; 20.0 million shares authorized; none issued	-	-
Common stock, par value $0.01 per share; 300.0 million shares authorized; 60.5 million
shares issued	0.6	0.6
Additional paid-in capital	1,829.7	1,833.5
Accumulated other comprehensive income	151.4	53.9
Retained earnings	1,860.4	1,803.5
Treasury stock at cost (17.8 and 17.5 million shares)	(885.1)	(847.1)
Total shareholders’ equity	2,957.0	2,844.4
Total liabilities and shareholders’ equity	$14,027.7	$13,781.2

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended
	March 31,
(In millions)	2016	2015
Preferred Stock
Balance at beginning and end of period	$-	$-
Common Stock
Balance at beginning and end of period	0.6	0.6
Additional Paid-in Capital
Balance at beginning of period	1,833.5	1,830.7
Employee and director stock-based awards and other	(3.8)	(2.6)
Balance at end of period	1,829.7	1,828.1
Accumulated Other Comprehensive Income (Loss), net of tax
Net Unrealized Appreciation on Investments:
Balance at beginning of period	149.9	300.9
Net appreciation on available-for-sale securities	96.5	26.8
Balance at end of period	246.4	327.7
Defined Benefit Pension and Postretirement Plans:
Balance at beginning of period	(78.6)	(84.3)
Net amount arising in the period	-	1.9
Net amount recognized as net periodic benefit cost	1.6	1.7
Balance at end of period	(77.0)	(80.7)
Cumulative Foreign Currency Translation Adjustment:
Balance at beginning of period	(17.4)	(10.2)
Amount recognized as cumulative foreign currency translation during the period	(0.6)	(9.9)
Balance at end of period	(18.0)	(20.1)
Total accumulated other comprehensive income	151.4	226.9
Retained Earnings
Balance at beginning of period	1,803.5	1,558.7
Net income	78.2	54.9
Dividends to shareholders	(19.8)	(18.2)
Stock-based compensation	(1.5)	(7.0)
Balance at end of period	1,860.4	1,588.4
Treasury Stock
Balance at beginning of period	(847.1)	(752.4)
Shares purchased at cost	(48.4)	(8.5)
Net shares reissued at cost under employee stock-based compensation plans	10.4	16.8
Balance at end of period	(885.1)	(744.1)
Total shareholders’ equity	$2,957.0	$2,899.9

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
(In millions)	2016	2015
Cash Flows From Operating Activities
Net income	$78.2	$54.9
Adjustments to reconcile net income to net cash provided by operating activities:
Net loss from repurchase of debt	-	16.7
Net realized investment gains	(1.5)	(9.4)
Net amortization and depreciation	8.4	8.1
Stock-based compensation expense	2.8	3.3
Amortization of defined benefit plan costs	2.5	2.6
Deferred income tax benefit	(2.9)	(7.1)
Change in deferred acquisition costs	(4.6)	(7.6)
Change in premiums receivable, net of reinsurance premiums payable	41.0	(13.6)
Change in loss, loss adjustment expense and unearned premium reserves	195.0	222.0
Change in reinsurance recoverable	(105.9)	(85.5)
Change in expenses and taxes payable	(98.9)	(62.9)
Other, net	(37.1)	(37.3)
Net cash provided by operating activities	77.0	84.2

Cash Flows From Investing Activities
Proceeds from disposals and maturities of fixed maturities	382.8	412.6
Proceeds from disposals of equity securities and other investments	97.3	113.2
Purchase of fixed maturities	(373.1)	(375.1)
Purchase of equity securities and other investments	(39.6)	(110.7)
Capital expenditures	(6.4)	(3.8)
Net cash provided by investing activities	61.0	36.2

Cash Flows From Financing Activities
Proceeds from exercise of employee stock options	6.5	7.2
Change in cash collateral related to securities lending program	(5.3)	10.1
Dividends paid to shareholders	(19.8)	(18.2)
Repurchases of debt	-	(78.2)
Repurchases of common stock	(48.4)	(8.5)
Other financing activities	(3.0)	(1.9)
Net cash used in financing activities	(70.0)	(89.5)
Effect of exchange rate changes on cash	(0.1)	(0.3)
Net change in cash and cash equivalents	67.9	30.6
Net change in cash related to discontinued operations	-	-
Cash and cash equivalents, beginning of period	338.8	373.3
Cash and cash equivalents, end of period	$406.7	$403.9

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

In the opinion of the Company’s management, the accompanying interim consolidated financial statements reflect all adjustments, consisting of normal recurring items, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 25, 2016.

2. New Accounting Pronouncements

Recently Implemented Standards

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Update No. 2015-03, (Subtopic 835-30) Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. This ASC update requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of a debt liability, consistent with debt discounts or premiums, and amortization of debt issuance cost shall be reported as interest expense. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASC update. The updated guidance is to be applied on a retrospective basis and early adoption is permitted. The update is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company implemented this guidance effective January 1, 2016. The effect of implementing this guidance was not material to the Company’s financial position or results of operations.

Recently Issued Standards

In March 2016, the FASB issued ASC Update No. 2016-09, (Topic 718) Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting. This ASC update requires all excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in the income statement, and be treated as discreet items in the reporting period in which they occur. Additionally, excess tax benefits will be classified with other income tax cash flows as an operating activity and cash paid by an employer when directly withholding shares for tax withholding purposes will be classified as a financing activity. Awards that are used to settle employee tax liabilities will be allowed to qualify for equity classification for withholdings up to the maximum statutory tax rates in applicable jurisdictions. Regarding forfeitures, a company can make an entity-wide accounting policy election to either continue estimating the number of awards that are expected to vest or account for forfeitures when they occur. The updated guidance is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. The Company is evaluating the impact of the adoption of ASC update 2016-09 on its financial position and results of operations.

In February 2016, the FASB issued ASC Update No. 2016-02, (Topic 842) Leases. This ASC update requires a lessee to recognize a right-of-use asset, which represents the lessee’s right to use a specified asset for the lease term, and a corresponding lease liability, which represents a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, for all leases that extend beyond 12 months. For finance or capital leases, interest on the lease liability will be recognized separately from amortization of the right-of-use asset in the statements of income and comprehensive income. In addition, the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows. For operating leases, the asset and liability will be amortized as a single lease cost, such that the cost of the lease is allocated over the lease term, on a generally straight-line basis, with all cash flows included within operating activities in the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years and is required to be implemented by applying a modified retrospective transition approach. The Company is evaluating the impact of the adoption of ASC update 2016-02 on its financial position and results of operations.

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

3. Income Taxes

Income tax expense for the three months ended March 31, 2016 and 2015 has been computed using estimated annual effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect current estimates of the annual effective tax rates.

For the three months ended March 31, 2016, the tax provision is comprised of a $22.8 million U.S. federal income tax expense and a $7.2 million foreign income tax expense. For the three months ended March 31, 2015, the tax provision was comprised of a $13.7 million U.S. federal income tax expense and a $8.4 million foreign income tax expense.

Although most of the Company’s non–U.S. income is subject to U.S. federal income tax, certain of its non–U.S. income is not subject to U.S. federal income tax until repatriated. Foreign taxes on this non–U.S. income are accrued at the local foreign tax rate, as opposed to the higher U.S. statutory rate, since these earnings currently are expected to be indefinitely reinvested overseas. This assumption could change as a result of a sale of the subsidiaries, the receipt of dividends from the subsidiaries, a change in management’s intentions, or as a result of various other events. The Company has not made a provision for U.S. taxes on $5.3 million and $4.0 million of non-U.S. income for the three months ended March 31, 2016 and 2015, respectively. However, in the future, if such earnings were distributed to the Company, taxes of $47.3 million would be payable on the accumulated undistributed earnings and would be reflected in the tax provision for the year in which these earnings are no longer intended to be indefinitely reinvested overseas, assuming all foreign tax credits are realized.

The Company or its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions, as well as foreign jurisdictions. The Company and its subsidiaries are subject to U.S. federal income tax examinations by tax authorities for years after 2011, U.S. state income tax examinations for years after 2011 and foreign examinations for years after 2011.

4. Debt

Debt consists of the following:

(in millions)	March 31, 2016	December 31, 2015
Senior debentures maturing June 15, 2021	$300.0	$300.0
Senior debentures maturing March 1, 2020	80.0	80.0
Senior debentures maturing October 15, 2025	74.6	74.6
Subordinated debentures maturing March 30, 2053	175.0	175.0
Subordinated debentures maturing February 3, 2027	59.7	59.7
FHLBB borrowings (secured)	125.0	125.0
Total principal debt	$814.3	$814.3
Unamortized debt issuance costs	(10.9)	(11.2)
Total	$803.4	$803.1

At March 31, 2016, the Company was in compliance with the covenants associated with its debt indentures and credit arrangements.

5. Investments

A. Fixed maturities and equity securities

The amortized cost and fair value of available-for-sale fixed maturities and the cost and fair value of equity securities were as follows:

	March 31, 2016
	Amortized	Gross	Gross		OTTI
	Cost or	Unrealized	Unrealized		Unrealized
(in millions)	Cost	Gains	Losses	Fair Value	Losses
Fixed maturities:
U.S. Treasury and government agencies	$426.6	$10.2	$0.1	$436.7	$-
Foreign government	245.5	5.0	0.1	250.4	-
Municipal	1,073.2	64.6	1.6	1,136.2	-
Corporate	3,659.1	133.8	50.6	3,742.3	23.0
Residential mortgage-backed	876.3	22.3	1.2	897.4	0.3
Commercial mortgage-backed	503.6	17.2	0.3	520.5	-
Asset-backed	79.0	0.7	0.4	79.3	-
Total fixed maturities	$6,863.3	$253.8	$54.3	$7,062.8	$23.3
Equity securities	$483.8	$57.3	$5.1	$536.0	$-

	December 31, 2015
	Amortized	Gross	Gross		OTTI
	Cost or	Unrealized	Unrealized		Unrealized
(in millions)	Cost	Gains	Losses	Fair Value	Losses
Fixed maturities:
U.S. Treasury and government agencies	$447.1	$5.5	$3.5	$449.1	$-
Foreign government	244.7	2.6	1.5	245.8	-
Municipal	1,074.5	50.0	4.2	1,120.3	-
Corporate	3,699.9	86.8	95.7	3,691.0	27.5
Residential mortgage-backed	887.6	13.4	4.9	896.1	0.3
Commercial mortgage-backed	499.6	5.8	4.3	501.1	-
Asset-backed	80.6	0.2	0.8	80.0	-
Total fixed maturities	$6,934.0	$164.3	$114.9	$6,983.4	$27.8
Equity securities	$528.5	$55.7	$7.6	$576.6	$-

Other-than-temporary impairments (“OTTI”) unrealized losses in the tables above represent OTTI recognized in accumulated other comprehensive income. This amount excludes net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date of $9.8 million and $1.1 million as of March 31, 2016 and December 31, 2015, respectively.

The amortized cost and fair value by maturity periods for fixed maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or the Company may have the right to put or sell the obligations back to the issuers.

	March 31, 2016
	Amortized	Fair
(in millions)	Cost	Value
Due in one year or less	$457.9	$462.9
Due after one year through five years	2,526.2	2,605.2
Due after five years through ten years	1,942.8	1,990.7
Due after ten years	477.5	506.8
	5,404.4	5,565.6
Mortgage-backed and asset-backed securities	1,458.9	1,497.2
Total fixed maturities	$6,863.3	$7,062.8

B. Securities in an unrealized loss position

The following tables provide information about the Company’s fixed maturities and equity securities that were in an unrealized loss position at March 31, 2016 and December 31, 2015 including the length of time the securities have been in an unrealized loss position:

	March 31, 2016
	12 months or less		Greater than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in millions)	Losses	Value	Losses	Value	Losses	Value
Fixed maturities:
Investment grade:
U.S. Treasury and government agencies	$-	$22.9	$0.1	$10.8	$0.1	$33.7
Foreign governments	-	12.8	0.1	7.9	0.1	20.7
Municipal	0.6	28.1	1.0	41.9	1.6	70.0
Corporate	11.7	293.2	7.7	133.2	19.4	426.4
Residential mortgage-backed	0.4	39.7	0.8	41.6	1.2	81.3
Commercial mortgage-backed	0.2	22.7	0.1	19.1	0.3	41.8
Asset-backed	0.3	16.0	0.1	4.5	0.4	20.5
Total investment grade	13.2	435.4	9.9	259.0	23.1	694.4
Below investment grade:
Corporate	10.2	115.3	21.0	94.7	31.2	210.0
Total fixed maturities	23.4	550.7	30.9	353.7	54.3	904.4
Equity securities	5.1	157.7	-	-	5.1	157.7
Total	$28.5	$708.4	$30.9	$353.7	$59.4	$1,062.1

	December 31, 2015
	12 months or less		Greater than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in millions)	Losses	Value	Losses	Value	Losses	Value
Fixed maturities:
Investment grade:
U.S. Treasury and government agencies	$1.5	$139.0	$2.0	$77.2	$3.5	$216.2
Foreign governments	0.8	63.6	0.7	8.4	1.5	72.0
Municipal	2.3	143.0	1.9	57.4	4.2	200.4
Corporate	30.7	1,138.3	18.9	122.3	49.6	1,260.6
Residential mortgage-backed	3.0	334.5	1.9	47.0	4.9	381.5
Commercial mortgage-backed	4.2	293.8	0.1	9.7	4.3	303.5
Asset-backed	0.8	56.6	-	1.4	0.8	58.0
Total investment grade	43.3	2,168.8	25.5	323.4	68.8	2,492.2
Below investment grade:
Corporate	19.6	165.5	26.5	63.2	46.1	228.7
Total fixed maturities	62.9	2,334.3	52.0	386.6	114.9	2,720.9
Equity securities	7.6	166.8	-	-	7.6	166.8
Total	$70.5	$2,501.1	$52.0	$386.6	$122.5	$2,887.7

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

C. Other investments

In accordance with Lloyd’s operating guidelines, the Company deposits funds at Lloyd’s to support underwriting operations. These funds are available only to fund claim obligations. These assets consisted of approximately $445 million of fixed maturities and $6 million of cash and cash equivalents as of March 31, 2016. The Company also deposits funds with various state and governmental authorities in the U.S. For a discussion of the Company’s deposits with state and governmental authorities, see also Note 3 – “Investments” of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2015.

D. Proceeds from sales

The proceeds from sales of available-for-sale securities and gross realized gains and losses on those sales, were as follows:

	Three Months Ended March 31,
	2016			2015
	Proceeds from	Gross	Gross	Proceeds from	Gross	Gross
(in millions)	Sales	Gains	Losses	Sales	Gains	Losses
Fixed maturities	$162.5	$2.4	$3.3	$230.3	$2.3	$3.3
Equity securities	$88.9	$24.7	$0.9	$84.7	$12.4	$-

E. Other-than-temporary impairments

For the three months ended March 31, 2016, total OTTI of fixed maturities was $16.4 million.  Of this amount, $20.9 million was recognized in earnings including $4.5 million which was transferred from unrealized losses in accumulated other comprehensive income (“AOCI”). For the three months ended March 31, 2015, total OTTI of fixed maturities and equity securities was $6.3 million. Of this amount, $2.7 million was recognized in earnings and the remaining $3.6 million was recorded as unrealized losses in AOCI.

The methodology and significant inputs used to measure the amount of credit losses on fixed maturities in 2016 and 2015 were as follows:

Corporate bonds – the Company utilized a financial model that derives expected cash flows based on probability-of-default factors by credit rating, loss-given-default factors based on security type and position in the capital structure and asset duration.  These factors are based on historical data provided by an independent third-party rating agency.

The following table provides rollforwards of the cumulative amounts related to the Company’s credit loss portion of the OTTI losses on fixed maturity securities for which the non-credit portion of the loss is included in other comprehensive income.

	Three Months Ended March 31,
(in millions)	2016	2015
Credit losses at beginning of period	$18.0	$4.2
Credit losses for which an OTTI was not previously recognized	4.5	1.0
Additional credit losses on securities for which an
OTTI was previously recognized	1.7	-
Reductions for securities sold, matured or called	-	(0.7)
Reductions for securities reclassified as intended to sell	(10.8)	-
Credit losses at end of period	$13.4	$4.5

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

Other Investments

Other investments primarily include mortgage participations, overseas trust funds required in connection with our Lloyd’s business and cost basis limited partnerships. Fair values of mortgage participations and other mortgage loans are estimated by discounting the contractual cash flows using the rates at which similar loans would be made to borrowers with comparable credit ratings and are reported as Level 3. Fair values of overseas trust funds are provided by the investment manager based on quoted prices for similar instruments in active markets and are reported as Level 2. The fair values of cost basis limited partnerships are based on the net asset value provided by the general partner and recent financial information and are excluded from the fair value hierarchy.

Debt

The fair value of debt is estimated based on quoted market prices for identical or similar issuances. If a quoted market price is not available, fair values are estimated using discounted cash flows that are based on current interest rates and yield curves for debt issuances with maturities and credit risks consistent with the debt being valued. Debt is reported as Level 2.

The estimated fair value of the financial instruments were as follows:

	March 31, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
(in millions)	Value	Value	Value	Value
Financial Assets
Cash and cash equivalents	$406.7	$406.7	$338.8	$338.8
Fixed maturities	7,062.8	7,062.8	6,983.4	6,983.4
Equity securities	536.0	536.0	576.6	576.6
Other investments	382.2	389.1	365.4	367.9
Total financial assets	$8,387.7	$8,394.6	$8,264.2	$8,266.7
Financial Liabilities
Debt	$803.4	$942.5	$803.1	$927.8

The Company has processes designed to ensure that the values received from its third party pricing service are accurately recorded, that the data inputs and valuation techniques utilized are appropriate and consistently applied and that the assumptions are reasonable and consistent with the objective of determining fair value. The Company performs a review of the fair value hierarchy classifications and of prices received from its pricing service on a quarterly basis. The Company reviews the pricing services’ policies describing its methodology, processes, practices and inputs, including various financial models used to value securities. Also, the Company reviews the portfolio pricing, including securities with changes in prices that exceed a defined threshold are verified to independent sources, if available. If upon review, the Company is not satisfied with the validity of a given price, a pricing challenge would be submitted to the pricing service along with supporting documentation for its review. The Company does not adjust quotes or prices obtained from the pricing service unless the pricing service agrees with the Company’s challenge. During 2016 and 2015, the Company did not adjust any prices received from brokers or its pricing service.

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

The following tables provide, for each hierarchy level, the Company’s assets that were measured at fair value on a recurring basis.

	March 31, 2016
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$436.7	$197.1	$239.6	$-
Foreign government	250.4	57.2	193.2	-
Municipal	1,136.2	-	1,101.5	34.7
Corporate	3,742.3	-	3,738.5	3.8
Residential mortgage-backed, U.S. agency backed	830.9	-	830.9	-
Residential mortgage-backed, non-agency	66.5	-	66.5	-
Commercial mortgage-backed	520.5	-	503.7	16.8
Asset-backed	79.3	-	78.8	0.5
Total fixed maturities	7,062.8	254.3	6,752.7	55.8
Equity securities	527.3	526.0	-	1.3
Other investments	105.2	-	101.6	3.6
Total investment assets at fair value	$7,695.3	$780.3	$6,854.3	$60.7

	December 31, 2015
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$449.1	$193.6	$255.5	$-
Foreign government	245.8	52.5	193.3	-
Municipal	1,120.3	-	1,085.9	34.4
Corporate	3,691.0	-	3,687.3	3.7
Residential mortgage-backed, U.S. agency backed	824.5	-	824.5	-
Residential mortgage-backed, non-agency	71.6	-	71.6	-
Commercial mortgage-backed	501.1	-	484.1	17.0
Asset-backed	80.0	-	79.5	0.5
Total fixed maturities	6,983.4	246.1	6,681.7	55.6
Equity securities	567.7	566.4	-	1.3
Other investments	104.5	-	100.9	3.6
Total investment assets at fair value	$7,655.6	$812.5	$6,782.6	$60.5

The following tables provide, for each hierarchy level, the Company’s estimated fair values of financial instruments that were not carried at fair value:

	March 31, 2016
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$406.7	$406.7	$-	$-
Equity securities	8.7	-	8.7	-
Other investments	217.6	-	-	217.6
Liabilities:
Debt	$942.5	$-	$942.5	$-

	December 31, 2015
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$338.8	$338.8	$-	$-
Equity securities	8.9	-	8.9	-
Other investments	203.5	-	-	203.5
Liabilities:
Debt	$927.8	$-	$927.8	$-

Investments measured at fair value using net asset value based on an ownership interest in partners’ capital have not been included in the table above. The fair values of these investments were $66.3 million and $59.9 million as of March 31, 2016 and December 31, 2015, respectively, which are less than 1% of total investment assets.

The tables below provide a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fixed Maturities
(in millions)	Municipal	Corporate	Commercial mortgage-backed	Asset-backed	Total	Equity and Other	Total Assets
Three Months Ended
March 31, 2016
Balance January 1, 2016	$34.4	$3.7	$17.0	$0.5	$55.6	$4.9	$60.5
Total gains (losses):
Included in earnings	0.1	(0.2)	-	-	(0.1)	-	(0.1)
Included in other comprehensive income - net appreciation on available-for-sale securities	1.0	-	0.5	-	1.5	-	1.5
Purchases and sales:
Purchases	-	0.3	-	-	0.3	-	0.3
Sales	(0.8)	-	(0.7)	-	(1.5)	-	(1.5)
Balance March 31, 2016	$34.7	$3.8	$16.8	$0.5	$55.8	$4.9	$60.7

Three Months Ended
March 31, 2015
Balance January 1, 2015	$25.7	$9.6	$21.4	$-	$56.7	$5.0	$61.7
Transfers into Level 3	-	-	-	0.8	0.8	-	0.8
Total gains (losses):
Included in other comprehensive income - net appreciation (depreciation) on available-for-sale securities	0.4	(0.1)	0.3	-	0.6	0.1	0.7
Purchases and sales:
Purchases	1.7	-	-	-	1.7	-	1.7
Sales	(0.6)	-	(0.8)	-	(1.4)	-	(1.4)
Balance March 31, 2015	$27.2	$9.5	$20.9	$0.8	$58.4	$5.1	$63.5

During the three months ended March 31, 2016, the Company did not transfer assets between Level 2 and Level 3. During the three months ended March 31, 2015, the Company transferred fixed maturities between Level 2 and Level 3 primarily as a result of assessing the significance of unobservable inputs on the fair value measurement. There were no transfers between Level 1 and Level 2 during the three months March 31, 2016 or 2015. There were no Level 3 liabilities held by the Company for the three months ended March 31, 2016 and 2015.

The following table summarizes gains and losses due to changes in fair value that were recorded in net income for Level 3 assets:

	Three Months Ended March 31,
	2016
	Net realized	Other than
	investment	temporary
(in millions)	gains	impairments
Level 3 Assets:
Fixed maturities:
Corporate	$-	(0.2)
Municipal	0.1	-
Total fixed maturities	$0.1	(0.2)

For the three months ended March 31, 2015, there were no gains or losses due to changes in fair value that were recorded in net income for Level 3 assets.

The following table provides quantitative information about the significant unobservable inputs used by the Company in the fair value measurements of Level 3 assets. Where discounted cash flows were used in the valuation of fixed maturities, the internally-developed discount rate was adjusted by the significant unobservable inputs shown in the table. Valuations for securities based on broker quotes for which there was a lack of transparency as to inputs used to develop the valuations of $0.5 million have been excluded.

			March 31, 2016		December 31, 2015
	Valuation	Significant	Fair	Range	Fair	Range
(in millions)	Technique	Unobservable Inputs	Value	(Wtd Average)	Value	(Wtd Average)
Fixed maturities:
Municipal	Discounted	Discount for:	$34.7		$34.4
	cash flow	Small issue size Credit stress Above-market coupon		0.6 - 6.8% (3.3%) 0.9 - 1.5% (1.2%) 0.3 - 1.0% (0.4%)		0.6 - 6.8% (3.2%) 0.9 - 1.5% (1.2%) 0.3 - 1.0% (0.4%)
Corporate	Discounted	Discount for:	3.5		3.7
	cash flow	Credit stress Small issue size Above-market coupon		15.0% (15.0%) 2.3 - 2.5% (2.4%) 0.3% - 0.8% (0.6%)		10.0% (10.0%) 1.0% (1.0%) 0.3 - 0.8% (0.6%)
Commercial mortgage-backed	Discounted	Discount for:	16.8		17.0
	cash flow	Small issue size Above-market coupon Lease structure		1.5 - 3.1% (2.6%) 0.5% (0.5%) 0.3% (0.3%)		0.5 - 1.0% (0.5%) 0.5% (0.5%) 0.3% (0.3%)
Asset-backed	Discounted	Discount for:	0.5		0.5
	cash flow	Small issue size		0.7% (0.7%)		0.7% (0.7%)
Equity securities	Market	Net tangible asset	1.1		1.1
	comparables	market multiples		1.0X (1.0X)		1.0X (1.0X)
Other	Discounted	Discount rate	3.6	18.0% (18.0%)	3.6	18.0% (18.0%)
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

7. Pension and Other Postretirement Benefit Plans

The components of net periodic pension cost for defined benefit pension and other postretirement benefit plans included in the Company’s results of operations are as follows:

	Three Months Ended March 31,
	2016	2015	2016	2015

(in millions)	Pension Plans		Postretirement Plans
Service cost - benefits earned during the period	$0.2	$0.3	$-	$-
Interest cost	7.4	7.3	0.1	0.2
Expected return on plan assets	(7.5)	(7.8)	-	-
Recognized net actuarial loss	2.8	3.0	0.1	-
Amortization of prior service cost	-	-	(0.4)	(0.4)
Net periodic pension cost (benefit)	$2.9	$2.8	$(0.2)	$(0.2)

8. Other Comprehensive Income

The following table provides changes in other comprehensive income.

	Three Months Ended March 31,
	2016			2015
		Tax			Tax
		Benefit	Net of		Benefit	Net of
(in millions)	Pre-Tax	(Expense)	Tax	Pre-Tax	(Expense)	Tax

Unrealized gains (losses) on available-for-sale securities
Unrealized gains arising during period	$157.9	$(55.3)	$102.6	$54.7	$(19.1)	$35.6
Amount of realized gains from sales and other	(22.8)	3.1	(19.7)	(12.0)	1.4	(10.6)
Portion of other-than-temporary impairment losses
recognized in earnings	20.9	(7.3)	13.6	2.7	(0.9)	1.8
Net unrealized gains	156.0	(59.5)	96.5	45.4	(18.6)	26.8
Pension and postretirement benefits:
Net prior service cost arising in the period	-	-	-	3.0	(1.1)	1.9
Amortization of net actuarial loss and prior service
cost recognized as net periodic benefit cost	2.5	(0.9)	1.6	2.6	(0.9)	1.7
Cumulative foreign currency translation adjustment:
Foreign currency translation recognized during
the period	(0.9)	0.3	(0.6)	(15.3)	5.4	(9.9)
Other comprehensive income	$157.6	$(60.1)	$97.5	$35.7	$(15.2)	$20.5

Reclassifications out of accumulated other comprehensive income were as follows:

	Three Months Ended
	March 31,

(in millions)	2016	2015

	Amount Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income		Where Net Income is Presented
Unrealized gains on available-for-sale securities	$22.8	$12.0	Net realized gains from sales and other
			Net other-than-temporary impairment
	(20.9)	(2.7)	losses on investments recognized in earnings
	1.9	9.3	Total before tax
	4.2	(0.5)	Tax benefit (expense)
	6.1	8.8	Net of tax
Amortization of defined benefit pension			Loss adjustment expenses and other
and postretirement plans	(2.5)	(2.6)	operating expenses
	0.9	0.9	Tax benefit
	(1.6)	(1.7)	Net of tax
Total reclassifications for the period	$4.5	$7.1	Benefit to income, net of tax

The amount reclassified from accumulated other comprehensive income for the pension and postretirement benefits was allocated approximately 40% to loss adjustment expenses and 60% to other operating expenses for the three months ended March 31, 2016 and 2015.

9. Segment Information

The Company’s primary business operations include insurance products and services provided through four operating segments. The domestic operating segments are Commercial Lines, Personal Lines and Other, and the Company’s international operating segment is Chaucer. Commercial Lines includes commercial multiple peril, commercial automobile, workers’ compensation, and other commercial coverages, such as inland marine, specialty program business, management and professional liability and surety. Personal Lines includes personal automobile, homeowners and other personal coverages. Chaucer includes marine and aviation, energy, property, U.K. motor, and casualty and other coverages (which includes international liability, specialist coverages, and syndicate participations). Effective June 30, 2015, the Company transferred its U.K. motor business to an unaffiliated party. Accordingly, results from the Chaucer segment no longer include this business subsequent to June 30, 2015. Included in Other are Opus Investment Management, Inc., which markets investment management services to institutions, pension funds and other organizations; earnings on holding company assets; and, a discontinued voluntary pools business. The separate financial information is presented consistent with the way results are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company reports interest expense related to debt separately from the earnings of its operating segments. This consists of interest on the Company’s senior debentures, subordinated debentures, collateralized borrowings with the Federal Home Loan Bank of Boston, and letter of credit facility. Management evaluates the results of the aforementioned segments based on operating income before taxes, which also excludes interest expense on debt. Operating income before taxes excludes certain items which are included in net income, such as net realized investment gains and losses. Such gains and losses are excluded since they are determined by interest rates, financial markets and the timing of sales. Also, operating income before taxes excludes net gains and losses on disposals of business assets, gains and losses related to the repurchase of debt, discontinued operations, costs to acquire businesses, restructuring costs, the cumulative effect of accounting changes and certain other items. Although the items excluded from operating income before taxes may be important components in understanding and assessing the Company’s overall financial performance, management believes that the presentation of operating income before taxes enhances an investor’s understanding of the Company’s results of operations by highlighting net income attributable to the core operations of the business. However, operating income before taxes should not be construed as a substitute for income before income taxes and operating income should not be construed as a substitute for net income.

Summarized below is financial information with respect to the Company’s business segments.

	Three Months Ended
	March 31,
(in millions)	2016	2015
Operating revenues:
Commercial Lines	$612.7	$586.7
Personal Lines	378.8	374.0
Chaucer	233.1	326.5
Other	1.5	2.1
Total	1,226.1	1,289.3
Net realized investment gains	1.5	9.4
Total revenues	$1,227.6	$1,298.7
Operating income (loss) before interest expense and income taxes:
Commercial Lines:
Underwriting income (loss)	$3.7	$(5.9)
Net investment income	39.4	38.6
Other expense	(0.4)	(1.5)
Commercial Lines operating income	42.7	31.2
Personal Lines:
Underwriting income	28.6	3.4
Net investment income	17.4	17.9
Other income	1.1	1.0
Personal Lines operating income	47.1	22.3
Chaucer:
Underwriting income	22.5	35.6
Net investment income	10.7	12.3
Other income	0.5	1.3
Chaucer operating income	33.7	49.2
Other:
Underwriting loss	(0.7)	(0.7)
Net investment income	0.8	1.3
Other net expenses	(3.2)	(2.9)
Other operating loss	(3.1)	(2.3)
Operating income before interest expense and income taxes	120.4	100.4
Interest on debt	(14.7)	(16.1)
Operating income before income taxes	105.7	84.3
Non-operating income items:
Net realized investment gains	1.5	9.4
Net loss from repurchase of debt	-	(16.7)
Other non-operating items	0.9	-
Income before income taxes	$108.1	$77.0

The Company recognized approximately $12 million in net foreign currency transaction losses and approximately $3 million in net foreign currency transaction gains in the Statements of Income during the three months ended March 31, 2016 and 2015, respectively.

The following table provides identifiable assets for the Company’s business segments and discontinued operations:

	March 31, 2016	December 31, 2015

(in millions)	Identifiable Assets
U.S. Companies	$9,605.6	$9,616.0
Chaucer	4,336.4	4,082.2
Discontinued operations	85.7	83.0
Total	$14,027.7	$13,781.2

The Company reviews the assets of its U.S. Companies collectively and does not allocate them between the Commercial Lines, Personal Lines and Other segments.

10. Stock-based Compensation

As of March 31, 2016, there were 5,149,840 shares, 2,430,070 shares and 708,791 shares available for grant under The Hanover Insurance Group 2014 Long-Term Incentive Plan, The Hanover Insurance Group 2014 Employee Stock Purchase Plan and the Chaucer Share Incentive Plan, respectively.

Compensation cost for the Company’s stock-based awards and the related tax benefits were as follows:

	Three Months Ended March 31,
(in millions)	2016	2015
Stock-based compensation expense	$2.8	$3.3
Tax benefit	(1.0)	(1.2)
Stock-based compensation expense, net of taxes	$1.8	$2.1

Stock Options

Information on the Company’s stock option plans is summarized below.

	Three Months Ended March 31,
	2016		2015
(in whole shares and dollars)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	1,619,948	$56.57	2,236,620	$46.61
Granted	245,000	82.74	645,350	70.25
Exercised	(131,869)	51.13	(163,265)	43.79
Forfeited or cancelled	(14,388)	67.80	(32,917)	50.47
Outstanding, end of period	1,718,691	60.63	2,685,788	52.42

Restricted Stock Units

The following tables summarize activity information about employee restricted stock units:

	Three Months Ended March 31,
	2016		2015
(in whole shares and dollars)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Time-based restricted stock units:
Outstanding, beginning of period	301,897	$54.54	384,923	$45.63
Granted	128,440	82.75	74,790	70.32
Vested	(128,525)	41.61	(87,345)	41.24
Forfeited	(10,886)	63.18	(5,496)	50.23
Outstanding, end of period	290,926	72.38	366,872	51.65

Performance-based and market-based restricted stock units:
Outstanding, beginning of period	196,142	$47.89	218,338	$44.24
Granted	42,681	53.31	82,025	48.55
Vested	(140,165)	40.95	(77,854)	38.82
Forfeited	-	-	(4,526)	45.54
Outstanding, end of period	98,658	60.11	217,983	47.77

In the first three months of 2016 and 2015, the Company granted market-based awards totaling 41,763 and 80,738, respectively, to certain members of senior management, which are included in the table above as performance and market-based restricted stock activity. The vesting of these stock units is based on the relative total shareholder return (“TSR”) of the Company. This metric is generally based on relative TSR for a three-year period as compared to a pre-selected group of property and casualty companies. The fair value of market-based awards was estimated at the date of grant using a valuation model. These units have the potential to range from 0% to 150% of the shares disclosed. Included in the amount granted above in 2016 were 30,453 shares related to market-based awards that achieved a payout in excess of 100%. These awards vested in the first quarter of 2016.

Performance-based restricted stock units are based upon the achievement of the performance metric at 100%. These units have the potential to range from 0% to 200% of the shares disclosed, which varies based on grant year and individual participation level. Increases above the 100% target level are reflected as granted in the period in which performance-based stock unit goals are achieved. Decreases below the 100% target level are reflected as forfeited. Included in the amounts granted above for the performance-based restricted stock units were 918 shares related to awards that a performance metric in excess of 100% was achieved. These awards vested in the first quarter of 2016.

11. Earnings Per Share and Shareholders’ Equity Transactions

The following table provides weighted average share information used in the calculation of the Company’s basic and diluted earnings per share:

	Three Months Ended
	March 31,

(in millions, except per share data)	2016	2015
Basic shares used in the calculation of earnings per share	42.9	44.2
Dilutive effect of securities:
Employee stock options	0.3	0.5
Non-vested stock grants	0.3	0.4
Diluted shares used in the calculation of earnings per share	43.5	45.1
Per share effect of dilutive securities on income from continuing operations	$(0.03)	$(0.02)
Per share effect of dilutive securities on net income	$(0.02)	$(0.02)

Diluted earnings per share for the three months ended March 31, 2016 and 2015 excludes 0.2 million and 0.6 million, respectively, of common shares issuable under the Company’s stock compensation plans because their effect would be antidilutive.

Company’s Board of Directors has authorized aggregate repurchases of the Company’s common stock of up to $900 million. Under the repurchase authorizations, the Company may repurchase, from time to time, common shares in amounts, at prices and at such times as the Company deems appropriate, subject to market conditions and other considerations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. The Company is not required to purchase any specific number of shares or to make purchases by any certain date under this program. During the first three months of 2016, the Company purchased 0.6 million shares of the Company’s common stock at a cost of $48.4 million.

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

13. Subsequent Events

On April 8, 2016 the Company issued $375 million aggregate principal amount of 4.50% senior unsecured debentures due April 15, 2026. Net proceeds of the offering were approximately $370.7 million. The proceeds, together with cash on hand, will be used to redeem outstanding 7.50% notes due March 1, 2020 and 6.375% notes due June 15, 2021.  The Company has established a redemption date of May 21, 2016, and such redemption is expected to result in an after-tax loss of approximately $58 million related primarily to the required “make-whole” provision for these issuances.

PART I

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist readers in understanding the interim consolidated results of operations and financial condition of The Hanover Insurance Group, Inc. and its subsidiaries (“THG”). Consolidated results of operations and financial condition are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes included elsewhere in this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2016.

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

Operating income before interest expense and income taxes was $120.4 million for the three months ended March 31, 2016, compared to $100.4 million in the same period in 2015, an increase of $20.0 million. This increase is due primarily to lower catastrophe losses and improved current accident year loss performance, partially offset by lower favorable development on prior years’ loss and loss adjustment expense (“LAE”) reserves (“prior years’ loss reserves”) and a higher expense ratio in the first three months of 2016. Pre-tax catastrophe losses were $31.2 million for the three months ended March 31, 2016, compared to $62.3 million during the same period of 2015. Favorable development on prior years’ loss reserves was $10.0 million for the three months ended March 31, 2016, compared to favorable development of $25.2 million during the same period of 2015.

Pricing in our Commercial and Personal Lines remains positive as we continue to respond to increased weather-related losses over recent years, as well as to the earnings impact of reduced investment income as a result of low interest rates, and other factors. We are continuing efforts to improve our underwriting results in both our Commercial and Personal Lines, through rate increases and improvements to our mix of business. At Chaucer, we continue to experience competitive pressure on rates in 2016. In response to these challenging market conditions, we continue to actively manage Chaucer’s underwriting portfolio, using our expertise, distinctive underwriting capabilities and market knowledge to target specific attractive underwriting opportunities.

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

We believe these efforts have driven, and will continue to drive, improvement in our overall mix of business and our underwriting profitability. Commercial Lines net premiums written grew by 3.8% in the first three months of 2016, driven by both our core commercial and specialty businesses. This growth is primarily due to rate and exposure increases, strong retention and targeted new business expansion.

Underwriting results improved in the first three months of 2016, as compared to the same period in 2015, due to lower catastrophe losses and improved current accident year loss performance, partially offset by higher unfavorable development on prior year’s loss reserves. The competitive nature of the Commercial Lines market requires us to be highly disciplined in our underwriting process to ensure that we write business at acceptable margins, and we continue to seek rate increases across our lines of business.

Personal Lines

Personal Lines focuses on partnering with high quality, value-oriented agencies that deliver consultative selling and stress the importance of account rounding (the conversion of single policy customers to accounts with multiple policies and additional coverages). Approximately 81% of our policies in force are account business. We are focused on making investments that help maintain profitability, build a distinctive position in the market, help diversify us geographically from our largest historical core states of Michigan, Massachusetts and New York, and provide us with profitable growth opportunities.

Underwriting results improved in the first three months of 2016, as compared to the same period in 2015, primarily due to improved current accident year loss performance and lower catastrophe losses. We continue to seek rate increases in excess of underlying loss cost trends, subject to regulatory and competitive considerations.

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

Underwriting results declined in the first three months of 2016, as compared to the same period in 2015, primarily due to higher large losses in the political risk and trade credit coverages related to underlying commodity price-sensitive accounts in our marine line of business. Excluding the U.K. motor business, which was transferred effective June 30, 2015, Chaucer’s gross premiums written declined by 10.3% in the first three months of 2016, primarily due to lower premium volumes in our energy line, where underwriting conditions deteriorated further as a result of the continued low oil prices. On a net basis, written premiums were down 20.2% in comparison to Q1 2015, excluding U.K. motor, due to a planned increase in ceded reinsurance premiums to manage our underwriting position given the challenging market conditions and the aforementioned lower premium volumes in the energy line.

Description of Operating Segments

Primary business operations include insurance products and services currently provided through four operating segments. Our domestic operating segments are Commercial Lines, Personal Lines, and Other. Our international operating segment is Chaucer. Commercial Lines includes commercial multiple peril, commercial automobile, workers’ compensation and other commercial coverages, such as specialty program business, inland marine, management and professional liability and surety. Personal Lines includes personal automobile, homeowners and other personal coverages. Chaucer includes marine and aviation, energy, property, U.K. motor, and casualty and other coverages (which includes international liability, specialist coverages, and syndicate participations). Effective June 30, 2015, we transferred our U.K. motor business to an unaffiliated U.K.-based insurance provider. Accordingly, results of the Chaucer segment no longer include this business subsequent to June 30, 2015. Included in the “Other” segment are Opus Investment Management, Inc., which markets investment management services to institutions, pension funds and other organizations; earnings on holding company assets; and, a discontinued voluntary pools business. We present the separate financial information of each segment consistent with the manner in which our chief operating decision maker evaluates results in deciding how to allocate resources and in assessing performance.

We report interest expense on debt separately from the earnings of our operating segments. This consists of interest on our senior debentures, subordinated debentures, collateralized borrowings with the Federal Home Loan Bank of Boston (“FHLBB”), and letter of credit facility.

Results of Operations – Consolidated

Consolidated net income for the three months ended March 31, 2016 was $78.2 million, compared to $54.9 million for the three months ended March 31,  2015. The increase of $23.3 million is primarily due to higher operating income resulting from lower catastrophe losses, partially offset by lower favorable development on prior years’ loss reserves and a higher expense ratio. Additionally, net income for the three months ended March 31, 2015 included $16.7 million of losses from the repurchase of debt, which did not recur in 2016. These increases were partially offset by lower net realized investment gains resulting from increased impairments in 2016.

The following table reflects operating income, a non-GAAP measure, for each operating segment and a reconciliation of operating income to consolidated net income.

	Three Months Ended
	March 31,
(in millions)	2016	2015
Operating income (loss) before interest expense and income taxes:
Commercial Lines	$42.7	$31.2
Personal Lines	47.1	22.3
Chaucer	33.7	49.2
Other	(3.1)	(2.3)
Operating income before interest expense and income taxes	120.4	100.4
Interest expense on debt	(14.7)	(16.1)
Operating income before income taxes	105.7	84.3
Income tax expense on operating income	(34.2)	(27.2)
Operating income	71.5	57.1
Net realized investment gains	1.5	9.4
Net loss from repurchase of debt	-	(16.7)
Other non-operating items	0.7	-
Income tax benefit on non-operating items	4.4	5.1
Income from continuing operations, net of taxes	78.1	54.9
Net gain from discontinued operations, net of taxes	0.1	-
Net income	$78.2	$54.9

Non-GAAP Financial Measures

In addition to consolidated net income, discussed above, we assess our financial performance based upon pre-tax “operating income,” and we assess the operating performance of each of our four operating segments based upon the pre-tax operating income (loss) generated by each segment. As reflected in the table above, operating income before taxes excludes interest expense on debt and certain other items which we believe are not indicative of our core operations, such as net realized investment gains and losses. Such gains and losses are excluded since they are determined by interest rates, financial markets and the timing of sales. Also, operating income before taxes excludes net gains and losses on disposals of businesses, gains and losses related to the repurchase of debt, discontinued operations, costs to acquire businesses, restructuring costs, the cumulative effect of accounting changes and certain other items. Although the items excluded from operating income before taxes may be important components in understanding and assessing our overall financial performance, we believe a discussion of operating income before taxes enhances an investor’s understanding of our results of operations by highlighting net income attributable to the core operations of the business. However, operating income before taxes, which is a non-GAAP measure, should not be construed as a substitute for income before income taxes and operating income should not be construed as a substitute for net income.

Catastrophe losses and prior years’ reserve development are significant components in understanding and assessing the financial performance of our business. Management reviews and evaluates catastrophes and prior years’ reserve development separately from the other components of earnings. Catastrophes and prior years’ reserve development are not predictable as to timing or the amount that will affect the results of our operations and have affected our results in past years. Management believes that providing certain financial metrics and trends excluding the effects of catastrophes and prior years’ reserve development helps investors to understand the variability in periodic earnings and to evaluate the underlying performance of our operations. Discussion of catastrophe losses in this Management’s Discussion and Analysis of Financial Condition and Results of Operations includes development on prior years’ catastrophe reserves and, unless otherwise indicated, such development is excluded from discussions of prior year loss and LAE reserve development.

Results of Operations – Segments

The following is our discussion and analysis of the results of operations by business segment. The operating results are presented before interest expense, taxes and other items which management believes are not indicative of our core operations, including realized gains and losses.

The following table summarizes the results of operations for the periods indicated:

	Three Months Ended
	March 31,
(in millions)	2016	2015
Operating revenues
Net premiums written	$1,144.3	$1,215.1
Net premiums earned	1,151.3	1,211.0
Net investment income	68.3	70.1
Other income	6.5	8.2
Total operating revenues	1,226.1	1,289.3
Losses and operating expenses
Losses and LAE	699.6	773.1
Amortization of deferred acquisition costs	259.1	260.6
Other operating expenses	147.0	155.2
Total losses and operating expenses	1,105.7	1,188.9
Operating income before interest expense and income taxes	$120.4	$100.4

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Operating income before interest expense and income taxes was $120.4 million in the three months ended March 31,  2016, compared to $100.4 million for the three months ended March 31,  2015, an increase of $20.0 million. This increase is due primarily to lower catastrophe losses and to improved current accident year loss performance, partially offset by lower favorable development on prior years’ loss reserves and a higher expense ratio in the first three months of 2016. Catastrophe related activity in the quarter was $31.2 million, compared to $62.3 million in the same period of 2015, a decrease of $31.1 million. Favorable development on prior years’ loss reserves was $10.0 million in the quarter, compared to $25.2 million in the same period in 2015, a decrease of $15.2 million.

Net premiums written declined by $70.8 million in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. This decline was primarily a result of the aforementioned transfer of the U.K. motor business. Excluding the effect of the U.K. motor business, net premiums written declined by $18.4 million, primarily due to an increase in ceded reinsurance premiums in the Chaucer business and to lower premium volumes in Chaucer’s energy lines, partially offset by growth in our domestic lines.

Production and Underwriting Results

The following table summarizes premiums written on a gross and net basis, net premiums earned and loss, LAE, expense and combined ratios for the Commercial Lines, Personal Lines and Chaucer segments. Loss, LAE, catastrophe loss and combined ratios shown below include prior year reserve development. These items are not meaningful for our Other segment.

	Three Months Ended March 31, 2016
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$680.1	$604.3	$571.4	3.3	63.0	36.2	99.2
Personal Lines	356.8	337.0	358.6	3.3	63.3	28.1	91.4
Chaucer	338.1	203.0	221.3	0.2	50.9	38.9	89.8
Total	$1,375.0	$1,144.3	$1,151.3	2.7	60.8	34.2	95.0

	Three Months Ended March 31, 2015
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$656.2	$581.9	$546.2	6.2	64.8	36.2	101.0
Personal Lines	349.1	326.4	352.9	7.2	70.7	27.7	98.4
Chaucer	450.7	306.8	311.9	0.9	54.5	34.1	88.6
Total	$1,456.0	$1,215.1	$1,211.0	5.1	63.9	33.2	97.1

The following table summarizes net premiums written, and loss and LAE and catastrophe loss ratios by line of business for the Commercial Lines and Personal Lines segments. Loss and LAE and catastrophe loss ratios include prior year reserve development.

	Three Months Ended March 31,
	2016			2015
(dollars in millions)	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios
Commercial Lines:
Commercial multiple peril	$198.0	60.5	6.4	$185.8	67.0	13.7
Commercial automobile	79.2	75.2	0.7	79.1	76.0	(0.1)
Workers’ compensation	82.1	59.8	-	79.4	61.3	-
Other commercial	245.0	62.0	2.7	237.6	60.1	4.2
Total Commercial Lines	$604.3	63.0	3.3	$581.9	64.8	6.2
Personal Lines:
Personal automobile	$222.5	71.8	0.3	$216.3	73.1	-
Homeowners	106.4	49.9	8.7	102.0	68.7	20.1
Other personal	8.1	43.2	1.1	8.1	40.4	2.0
Total Personal Lines	$337.0	63.3	3.3	$326.4	70.7	7.2

The following table summarizes premiums written on a gross and net basis and net premiums earned by line of business for the Chaucer segment.

	Three Months Ended March 31,
	2016			2015
(in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Chaucer:
Marine and aviation	$110.4	$71.8	$65.5	$114.3	$84.4	$72.9
U.K. motor	-	-	-	73.7	52.4	70.2
Property	83.7	31.6	34.5	92.0	46.0	40.2
Energy	39.8	12.3	45.0	65.8	30.9	55.8
Casualty and other	104.2	87.3	76.3	104.9	93.1	72.8
Total Chaucer	$338.1	$203.0	$221.3	$450.7	$306.8	$311.9

The following table summarizes underwriting results for the Commercial Lines, Personal Lines, Chaucer and Other segments and reconciles it to operating income.

	Three Months Ended March 31,
	2016					2015
(in millions)	Commercial Lines	Personal Lines	Chaucer	Other	Total	Commercial Lines	Personal Lines	Chaucer	Other	Total
Underwriting profit (loss), excluding prior year reserve development and catastrophes	$42.7	$39.7	$(6.7)	$(0.4)	$75.3	$28.9	$26.7	$14.3	$(0.4)	$69.5
Prior year favorable (unfavorable) loss and LAE reserve development on non-catastrophe losses	(20.1)	0.7	29.7	(0.3)	10.0	(0.9)	2.2	24.2	(0.3)	25.2
Prior year favorable (unfavorable) catastrophe development	0.3	(1.3)	9.7	-	8.7	5.5	(2.6)	0.3	-	3.2
Current year catastrophe losses	(19.2)	(10.5)	(10.2)	-	(39.9)	(39.4)	(22.9)	(3.2)	-	(65.5)
Underwriting profit (loss)	3.7	28.6	22.5	(0.7)	54.1	(5.9)	3.4	35.6	(0.7)	32.4
Net investment income	39.4	17.4	10.7	0.8	68.3	38.6	17.9	12.3	1.3	70.1
Fees and other income	1.9	2.8	1.1	0.7	6.5	1.9	3.2	2.3	0.8	8.2
Other operating (expenses) income	(2.3)	(1.7)	(0.6)	(3.9)	(8.5)	(3.4)	(2.2)	(1.0)	(3.7)	(10.3)
Operating income (loss) before interest expense and income taxes	$42.7	$47.1	$33.7	$(3.1)	$120.4	$31.2	$22.3	$49.2	$(2.3)	$100.4

Commercial Lines

Commercial Lines net premiums written were $604.3 million in the three months ended March 31, 2016, compared to $581.9 million in the three months ended March 31, 2015. This $22.4 million increase was primarily driven by pricing increases, strong retention and targeted new business expansion.

Commercial Lines underwriting profit for the three months ended March 31, 2016 was $3.7 million, compared to a loss of $5.9 million for the three months ended March 31, 2015, an improvement of $9.6 million. Catastrophe-related losses for the three months ended March 31, 2016 were $18.9 million, compared to $33.9 million for the three months ended March 31, 2015, a decrease of $15.0 million. Unfavorable development on prior years’ loss reserves for the three months ended March 31, 2016 was $20.1 million, compared to $0.9 million for the three months ended March 31, 2015, an increase of $19.2 million.

Commercial Lines current accident year underwriting profit, excluding catastrophes, was $42.7 million for the three months ended March 31, 2016, compared to $28.9 million for the three months ended March 31, 2015. This $13.8 million increase was primarily due to improved current accident year loss performance in our commercial multiple peril line due to lower property large losses, partially attributable to mild weather.

The Company has continued to achieve price increases in the Commercial Lines segment, particularly in its small commercial and various specialty business areas.  However, the pricing environment has become more competitive.  Our ability to achieve rate increases in the future, particularly in the middle market where competition for business is currently most intense, will be affected by the pricing environment, the overall economic environment and other factors.  Subject to these factors, as a normal function of the underwriting process, we are continuing efforts to improve our results through the combination of pricing increases, changes to our mix of business, optimizing our franchise agency distribution model and other underwriting actions.

Personal Lines

Personal Lines net premiums written were $337.0 million in the three months ended March 31, 2016, compared to $326.4 million in the three months ended March 31, 2015, an increase of $10.6 million. This was due primarily to increased rates in both our personal automobile and homeowners lines of business.

Net premiums written in the personal automobile line of business for the three months ended March 31, 2016 were $222.5 million compared to $216.3 million for the three months ended March 31, 2015, an increase of $6.2 million. This was primarily due to rate increases, which offset a decline in policies in force of 3.2%. Net premiums written in the homeowners line of business for the three months ended March 31, 2016 were $106.4 million compared to $102.0 million for the three months ended March 31, 2015, an increase of $4.4 million. This is attributable to rate increases, which offset a decline in policies in force of 1.7%. Since December 31, 2015, policies in force have remained relatively consistent in both the homeowners and personal automobile lines.

Personal Lines underwriting profit for the three months ended March 31, 2016 was $28.6 million, compared to $3.4 million for the three months ended March 31, 2015, an improvement of $25.2 million. Catastrophe losses for the three months ended March 31, 2016 were $11.8 million, compared to $25.5 million for the three months ended March 31, 2015, a decrease of $13.7 million.  Favorable development on prior years’ loss reserves for the three months ended March 31, 2016 was $0.7 million, compared to $2.2 million for the three months ended March 31, 2015, a decrease of $1.5 million.

Personal Lines current accident year underwriting profit, excluding catastrophes, was $39.7 million in the three months ended March 31, 2016, compared to $26.7 million for the three months ended March 31, 2015. This $13.0 million increase was primarily a result of lower weather related property losses, primarily in our homeowners line, as well as rate increases and an improved business mix.

Although we have been able to obtain rate increases in our Personal Lines markets and believe that our ability to obtain these increases will continue, our ability to maintain Personal Lines net premiums written and to maintain and improve underwriting results may be affected by price competition, and regulatory and legal developments, as well as by future exposure and portfolio management actions. We monitor these trends and consider them in our rate actions.

Chaucer

Excluding the U.K. motor business, Chaucer’s gross premiums written declined by 10.3% in the first three months of 2016, primarily due to lower premium volumes in our energy line, where underwriting conditions deteriorated further as a result of continued low oil prices. Chaucer’s net premiums written were $203.0 million for the three months ended March 31, 2016, compared to $306.8 million for the three months ended March 31, 2015. Approximately half of this decline of $103.8 million was due to the aforementioned transfer of the U.K. motor business. Excluding the U.K. motor business, net premiums written declined by $51.4 million or 20.2%, primarily due to an increase in ceded reinsurance premiums as we continue to manage our overall underwriting risk given the challenging market conditions, and from the aforementioned lower premium volumes in the energy line.

Chaucer’s underwriting profit for the three months ended March 31, 2016 was $22.5 million, compared to $35.6 million for the three months ended March 31, 2015, a decrease of $13.1 million. This decrease is primarily due to higher large losses in our marine line of business and, to a lesser extent, to a higher expense ratio. This was partially offset by higher favorable development on prior years’ loss reserves. Favorable development on prior years’ loss reserves for the three months ended March 31, 2016 was $29.7 million, compared to $24.2 million for the three months ended March 31, 2015, an increase of $5.5 million. Catastrophe losses for the three months ended March 31, 2016 were $0.5 million, compared to $2.9 million for the three months ended March 31, 2015, a decrease of $2.4 million.

Chaucer’s current accident year underwriting loss, excluding catastrophes, was $6.7 million in the three months ended March 31, 2016, compared to a profit of $14.3 million for the three months ended March 31, 2015. This $21.0 million decline was primarily due to the aforementioned higher large losses in the political risk and trade credit coverages related to underlying commodity price-sensitive accounts in our marine line of business. Our energy line has experienced elevated losses in both the three month periods ended March 31, 2016 and 2015.

The international insurance industry continues to experience significant competition. High industry capacity, significant competition, and a continued reduced frequency of major losses are adversely affecting pricing and underwriting conditions in all markets. There can be no assurance that we will be able to maintain adequate rates in light of economic and regulatory conditions in our markets. Additionally, given the recent trend of elevated losses in our energy line and the challenging economic conditions in the oil market, there can be no assurance that there will not be a continued elevated level of losses from our energy business.

Foreign Exchange

Most of Chaucer’s transactions are denominated in the currencies used by Lloyd’s to settle transactions, specifically the U.S. Dollar, the U.K. Pound Sterling (“GBP”) and the Canadian Dollar. These are also Chaucer’s functional currencies under U.S. GAAP. A portion of Chaucer’s transactions and its assets and liabilities are denominated in other currencies, such as the Euro, the Swiss Franc, the Australian Dollar and the Japanese Yen. Changes in the value of these currencies versus the functional currencies, particularly versus the GBP, cause transactional gains and losses during each reporting period. Usually these gains and losses are not significant.  However, during the three months ended March 31, 2016, the GBP weakened meaningfully against most  currencies. We believe that this was due, in large part, to uncertainty regarding the United Kingdom’s continuing membership in the European Union.  Consequently, during the three months ended March 31, 2016, foreign exchange losses reduced pre-tax segment income by approximately $12 million, compared to foreign exchange gains in pre-tax segment income of approximately $6 million for the three months ended March 31, 2015. These items result primarily from the revaluation of loss and LAE reserves in various currencies, particularly the Euro, the Australian Dollar and the Japanese Yen, partially offset by the revaluation of investments in overseas deposits. Net income also included approximately $0.5 million and $3 million of pre-tax foreign currency losses within net realized investment gains for the three months ended March 31, 2016 and 2015, respectively. Also, there were pre-tax unrealized foreign exchange gains from Euro-denominated investment securities during the period ended March 31, 2016 of approximately $5 million, which were reflected as an increase to accumulated other comprehensive income. There were pre-tax unrealized foreign exchange losses from Euro-denominated investment securities during the period ended March 31, 2015 of approximately $3 million, which were reflected as a decrease in accumulated other comprehensive income.

Although we endeavor to match assets and liabilities for the functional currencies, a certain level of net exposure with other currencies persists. We monitor and seek to limit the extent of this exposure. Although these transactional foreign exchange gains and losses are unlikely to be material to our financial position, they may be more significant to our financial results of operations in any one period.

Other

Other operating loss was $3.1 million for the three months ended March 31, 2016, compared to $2.3 million for the three months ended March 31, 2015, a change of $0.8 million.

Reserve for Losses and Loss Adjustment Expenses

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses.

	Three Months Ended
	March 31,
(in millions)	2016	2015
Gross loss and LAE reserves, beginning of period	$6,574.4	$6,391.7
Reinsurance recoverable on unpaid losses	2,280.8	1,983.0
Net loss and LAE reserves, beginning of period	4,293.6	4,408.7
Net incurred losses and LAE in respect of losses occurring in:
Current year	718.3	801.5
Prior year non-catastrophe loss development	(10.0)	(25.2)
Prior year catastrophe development	(8.7)	(3.2)
Total incurred losses and LAE	699.6	773.1
Net payments of losses and LAE in respect of losses occurring in:
Current year	157.7	187.7
Prior years	443.4	445.1
Total payments	601.1	632.8
Effect of foreign exchange rate changes	(8.7)	(49.8)
Net reserve for losses and LAE, end of period	4,383.4	4,499.2
Reinsurance recoverable on unpaid losses	2,338.9	1,984.4
Gross reserve for losses and LAE, end of period	$6,722.3	$6,483.6

The table below summarizes the gross reserve for losses and LAE by line of business.

	March 31,	December 31,
(in millions)	2016	2015
Commercial multiple peril	$742.8	$725.1
Workers’ compensation	622.7	615.2
Commercial automobile	344.2	336.2
AIX	399.0	398.6
Other	632.3	599.1
Total Commercial and Other	2,741.0	2,674.2
Personal automobile	1,398.2	1,407.5
Homeowners and other	129.4	120.2
Total Personal	1,527.6	1,527.7
Total Chaucer	2,453.7	2,372.5
Total loss and LAE reserves	$6,722.3	$6,574.4

Other lines are primarily comprised of our general liability, professional and management liability, umbrella, marine, surety, voluntary pools, and healthcare lines. Included in the above table, primarily in other lines, are $56.4 million and $57.7 million of asbestos and environmental reserves as of March 31, 2016 and December 31, 2015, respectively. Included in the Chaucer segment in the above table are $154.1  million and $166.0 million of reserves as of March 31, 2016 and December 31, 2015, respectively, related to Chaucer’s financial and professional liability lines written in 2008 and prior periods.

Prior Year Development

Loss and LAE reserves for claims, including catastrophe losses, occurring in prior years developed favorably by $18.7 million for the three months ended March 31, 2016, compared to favorable development of $28.4 million for the three months ended March 31, 2015.

The primary drivers of reserve development for the three months ended March 31,  2016 were as follows:

•	Lower than expected losses of $39.4 million within Chaucer’s business as follows:
•	property line, primarily in the 2013 through 2015 accident years;
•	within casualty and other lines, specialist and international liability lines, primarily in the 2013 through 2015 accident years;
•	energy line, primarily in the 2015 accident year; and
•	marine and aviation lines, primarily in the 2014 and 2015 accident years for aviation and the 2008 and 2009 accident years for marine.
•	This favorable development discussed above was partially offset by the unfavorable impact of foreign exchange rate movements (see “Foreign Exchange” section above for further discussion).
•	Lower than expected losses within our workers’ compensation line, primarily related to accident years 2014 and 2015.

Partially offsetting the favorable development discussed above was:

•	Higher than expected losses in the following lines of business:
•

Other commercial lines of $15.5 million, primarily in the AIX program business in accident years 2013 and prior, principally driven by programs and other business classes which have since been terminated; and

•	Commercial multiple peril lines, primarily in accident years 2011 through 2014.

The primary drivers of reserve development for the three months ended March 31, 2015 were as follows:

•	Lower than expected losses of $24.5 million within Chaucer’s business as follows:
•	within casualty and other lines, specialist and international liability lines, primarily in the 2012 and 2013 accident years;
•	energy line, primarily related to the 2012 accident year;
•	property line, primarily in the 2014 accident year; and
•	favorable impact of foreign exchange rate movements on prior years’ loss reserves.
•	Lower than expected losses within our other commercial lines, primarily related to our marine, healthcare and umbrella lines in accident years 2012 through 2014.
•	Lower than expected losses within our commercial multiple peril line, primarily related to accident year 2014.
•	Lower than expected losses within our workers’ compensation line, primarily related to accident years 2010 through 2014.

Partially offsetting the favorable development discussed above was the following:

•	Higher than expected losses within our commercial automobile lines, including our AIX program business, primarily related to liability coverage in accident years 2011 through 2013.
•	Higher than expected property losses in our AIX program business in accident year 2014.

It is not possible to know whether the factors that affected loss reserves in the first three months of 2016 will also occur in future periods. As discussed in detail in our Form 10-K for the year ended December 31, 2015, there are inherent uncertainties in estimating reserves for losses and loss adjustment expenses. We encourage you to read our Form 10-K for more information about our reserving process and the judgments, uncertainties and risks associated therewith.

Investments

Investment Results

Net investment income before taxes decreased $1.8 million, or 2.6%, to $68.3 million for the three months ended March 31, 2016. The decrease was primarily due to the effect of lower investment assets associated with our repurchases of stock and debt and the transfer of the U.K. motor business in 2015, as well as the impact of lower new money yields. These decreases were partially offset by the investment of higher operational cash flows and additional income from our growing asset classes such as commercial mortgage loan participations, equities and partnerships. Average pre-tax earned yields on fixed maturities were 3.57% and 3.64% for the three months ended March 31, 2016 and 2015, respectively. We expect average fixed maturity investment yields to continue to decline as new money rates remain lower than embedded book yields. Total pre-tax earned yields were 3.41% for the three months ended March 31, 2016 and 2015.

Investment Portfolio

We held cash and investment assets diversified across several asset classes, as follows:

	March 31, 2016		December 31, 2015
(dollars in millions)	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
Fixed maturities, at fair value	$7,062.8	83.9%	$6,983.4	84.2%
Equity securities, at fair value	536.0	6.4	576.6	7.0
Other investments	411.1	4.9	393.4	4.7
Cash and cash equivalents	406.7	4.8	338.8	4.1
Total cash and investments	$8,416.6	100.0%	$8,292.2	100.0%

Cash and Investments

Total cash and investments increased $124.4 million, or 1.5%, for the three months ended March 31, 2016, primarily due to market value appreciation and operational cashflows, partially offset by the funding of our stock repurchases.

The following table provides information about the investment types of our fixed maturities portfolio:

	March 31, 2016
(in millions) Investment Type	Amortized Cost	Fair Value	Net Unrealized Gain	Change in Net Unrealized During 2016
U.S. Treasury and government agencies	$426.6	$436.7	$10.1	$8.1
Foreign government	245.5	250.4	4.9	3.8
Municipals:
Taxable	960.6	1,020.1	59.5	16.6
Tax exempt	112.6	116.1	3.5	0.6
Corporate	3,659.1	3,742.3	83.2	92.1
Asset-backed:
Residential mortgage-backed	876.3	897.4	21.1	12.6
Commercial mortgage-backed	503.6	520.5	16.9	15.4
Asset-backed	79.0	79.3	0.3	0.9
Total fixed maturities	$6,863.3	$7,062.8	$199.5	$150.1

The increase in net unrealized gains on fixed maturities was primarily due to lower prevailing interest rates.

Amortized cost and fair value by rating category were as follows:

		March 31, 2016			December 31, 2015
(dollars in millions) NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost	Fair Value	% of Total Fair Value	Amortized Cost	Fair Value	% of Total Fair Value
1	Aaa/Aa/A	$4,835.2	$5,014.7	71.0%	$4,849.3	$4,939.9	70.7%
2	Baa	1,580.1	1,617.6	22.9	1,648.3	1,646.0	23.6
3	Ba	214.6	210.8	3.0	219.4	206.4	3.0
4	B	209.9	198.8	2.8	185.0	172.3	2.5
5	Caa and lower	18.5	15.5	0.2	26.6	15.6	0.2
6	In or near default	5.0	5.4	0.1	5.4	3.2	-
Total fixed maturities		$6,863.3	$7,062.8	100.0%	$6,934.0	$6,983.4	100.0%

Based on ratings by the National Association of Insurance Commissioners (“NAIC”), approximately 94% of the fixed maturity portfolio consisted of investment grade securities at March 31, 2016 and December 31, 2015. The quality of our fixed maturity portfolio remains strong based on ratings, capital structure position, support through guarantees, underlying security, issuer diversification and yield curve position.

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

Other investments consisted primarily of participations in commercial mortgage loan obligations and overseas deposits. Commercial mortgage loan participations represent our interest in commercial mortgage loans originated by a third party. We share, on a pro-rata basis, in all related cash flows of the underlying mortgage loans, which are investment-grade quality and diversified by geographic area and property type. Overseas deposits are foreign and U.S. dollar-denominated investments maintained in overseas funds and managed exclusively by Lloyd’s. These funds are required in order to protect policyholders in overseas markets and enable Chaucer to operate in those markets. Access to those funds is restricted, and we have no control over the investment strategy. Also included in other investments were investments in limited partnerships.

Although we expect to invest new funds primarily in investment grade fixed maturities, we have invested, and expect to continue to invest, a portion of funds in common equity securities, below investment grade fixed maturities and other investment assets.

Other-than-Temporary Impairments

For the three months ended March 31, 2016, we recognized in earnings $20.9 million of other-than-temporary impairments (“OTTI”) on fixed maturities primarily in the energy sector, of which $14.7 million related to securities we intend to sell and $6.2 million related to estimated credit losses.  For the three months ended March 31, 2015, we recognized in earnings $2.7 million of OTTI on debt and equity securities.

Unrealized Losses

The following table provides information about our fixed maturities and equity securities that were in an unrealized loss position including the length of time the securities have been in an unrealized loss position. (See also Note 5 – ‘‘Investments’’ in the Notes to Interim Consolidated Financial Statements.)

	March 31, 2016		December 31, 2015
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(in millions)	Losses	Value	Losses	Value
Fixed maturities:
Investment grade:
12 months or less	$13.2	$435.4	$43.3	$2,168.8
Greater than 12 months	9.9	259.0	25.5	323.4
Total investment grade fixed maturities	23.1	694.4	68.8	2,492.2
Below investment grade:
12 months or less	10.2	115.3	19.6	165.5
Greater than 12 months	21.0	94.7	26.5	63.2
Total below investment grade fixed maturities	31.2	210.0	46.1	228.7
Equity securities:
12 months or less	5.1	157.7	7.6	166.8
Total	$59.4	$1,062.1	$122.5	$2,887.7

Gross unrealized losses at March 31, 2016 decreased $63.1 million compared to December 31, 2015, primarily attributable to lower prevailing interest rates. At March 31, 2016, gross unrealized losses consisted primarily of $50.6 million of corporate fixed maturities and $5.1 million of equity securities.

Market values of securities in the energy sector continue to experience volatility. The amortized cost and market values of our total energy holdings at March 31, 2016 were $456.5 million and $440.2 million, respectively, or 5.2% of our total cash and investments. Within our energy holdings, certain subsectors will benefit from lower crude oil prices while others will be negatively impacted. Our holdings in subsectors, which may be negatively impacted such as independents and oil field services, total 1.9% of total cash and investments.  The majority of these holdings are investment grade; however, if oil and commodity prices remain at depressed levels for an extended period of time or decline further, certain issuers and investments may come under duress.

We view gross unrealized losses on fixed maturities and equity securities as temporary since it is our assessment that these securities will recover in the near term, allowing us to realize their anticipated long-term economic value. With respect to gross unrealized losses on fixed maturities, we do not intend to sell, nor is it more likely than not we will be required to sell, such debt securities before this expected recovery of amortized cost (See also “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q). With respect to equity securities, we have the intent and ability to retain such investments for the period of time anticipated to allow for this expected recovery in fair value. Inherent in our assessment are the risks that, subsequent to the balance sheet date, market factors may differ from our expectations; the global economic recovery is less robust than we expect or reverts to recessionary trends; stress in the commodities sectors, including oil and gas and metals and mining, may persist for an extended period of time; we may decide to subsequently sell a security for unforeseen business needs; or changes in the credit assessment or equity characteristics from our original assessment may lead us to determine that a sale at the current value would maximize recovery on such investments. To the extent that there are such adverse changes, an OTTI would be recognized as a realized loss. Although unrealized losses are not reflected in the results of financial operations until they are realized or deemed “other-than-temporary,” the fair value of the underlying investment, which does reflect the unrealized loss, is reflected in our Consolidated Balance Sheets.

The following table sets forth gross unrealized losses for fixed maturities by maturity period and for equity securities at March 31, 2016 and December 31, 2015. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers.

	March 31,	December 31,
(in millions)	2016	2015
Due in one year or less	$0.3	$1.5
Due after one year through five years	14.2	26.5
Due after five years through ten years	30.5	66.1
Due after ten years	7.4	10.8
	52.4	104.9
Mortgage-backed and asset-backed securities	1.9	10.0
Total fixed maturities	54.3	114.9
Equity securities	5.1	7.6
Total fixed maturities and equity securities	$59.4	$122.5

The carrying values of fixed maturity securities on non-accrual status at March 31, 2016 and December 31, 2015 were not material. The effects of non-accruals, compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities, were also not material. Any defaults in the fixed maturities portfolio in future periods may negatively affect investment income.

Our investment portfolio and shareholders’ equity can be significantly impacted by changes in the market values of our securities. Market volatility could increase and defaults on fixed income securities could occur. As a result, we could incur additional realized and unrealized losses in future periods, which could have a material adverse impact on our results of operations and/or financial position.

Monetary policies in the developed economies, particularly in the United States, Europe and Japan, are supportive of moderate economic growth, while fiscal policies are more divergent and subject to change. In the United States, the Federal Reserve (the “Fed”) maintains its target for the federal funds rate at 0.25% to 0.50% and is expected to continue to provide forward guidance to keep rates relatively stable even as the economy strengthens. The Fed has communicated that the timing of interest rate increases will depend on progress toward its goals of maximum employment and 2 percent inflation, which are expected over the medium term as the labor market improves. Geopolitical risks and equity market volatility can also impact the movement of U.S. Treasury interest rates.

While the United States has reduced its extraordinary measures as the economy continues to grow at a moderate pace with low inflation, central banks in Europe and Asia have increased accommodative monetary policies as they seek higher growth and confront inflation and inflation expectations running below target. The removal, modification or suggestion of changes in these policies could have an adverse effect on prevailing market interest rates and on issuers’ level of business activity or liquidity, increasing the probability of future defaults. Fundamental conditions in the corporate sector generally remain sound with the exception of the energy and metals and mining industries. Weakness in these two sectors is due to a combination of over-supply and weak demand, which has resulted in energy and commodity prices that are near multi-year lows. While we may experience defaults on fixed income securities, particularly with respect to non-investment grade debt securities, it is difficult to foresee which issuers, industries or markets, other than those previously cited, will be affected. As a result, the value of our fixed maturity portfolio could change rapidly in ways we cannot currently anticipate, and we could incur additional realized and unrealized losses in future periods.

Other Items

Net income also included the following items:

	Three Months Ended March 31,
(in millions)	Commercial Lines	Personal Lines	Chaucer	Other	Discontinued Operations	Total
2016
Net realized investment gains	$2.3	$1.0	$(1.8)	$-	$-	$1.5
Other non-operating items	-	-	0.7	-	-	0.7
Discontinued operations, net of taxes	-	-	-	-	0.1	0.1

2015
Net realized investment gains	$7.6	$3.5	$(2.2)	$0.5	$-	$9.4
Net loss from repurchases of debt	-	-	-	(16.7)	-	(16.7)
Other non-operating items	(0.3)	-	0.3	-	-	-

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

Net realized gains on investments were $1.5 million for the three months ended March 31, 2016 compared to $9.4 million for the three months ended March 31,  2015. Net realized gains in 2016 were primarily due to $22.8 million of net gains recognized from the sale of securities, primarily equities, partially offset by $20.9 million of OTTI losses.  Net realized gains in 2015 were primarily due to $12.4 million of gains recognized from the sale of equities, partially offset by $2.7 million of OTTI losses.

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

The provision for income taxes from continuing operations was an expense of $30.0 million in the three months ended March 31, 2016, compared to an expense of $22.1 million during the same period in 2015. These provisions resulted in consolidated effective federal tax rates of 27.8% and 28.7% for the three months ended March 31, 2016 and 2015, respectively. These provisions reflect benefits related to tax planning strategies implemented in prior years of $4.9 million and $2.8 million during the three months ended March 31, 2016 and 2015, respectively. Absent these items, the provision for income taxes would have been $34.9 million or 32.3% and $24.9 million or 32.3% for the three months ended March 31, 2016 and 2015, respectively.

The income tax provision on operating income was an expense of $34.2 million during the three months ended March 31, 2016, compared to $27.2 million during the same period in 2015. These provisions resulted in effective tax rates for operating income of 32.4% and 32.3% in 2016 and 2015, respectively.

Critical Accounting Estimates

Interim consolidated financial statements have been prepared in conformity with U.S. GAAP and include certain accounting policies that we consider to be critical due to the amount of judgment and uncertainty inherent in the application of those policies. While we believe that the amounts included in our consolidated financial statements reflect our best judgment, the use of different assumptions could produce materially different accounting estimates. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, we believe the following accounting estimates are critical to our operations and require the most subjective and complex judgment:

•	Reserve for losses and loss expenses
•	Reinsurance recoverable balances
•	Pension benefit obligations
•	Other-than-temporary impairments
•	Deferred tax assets

For a more detailed discussion of these critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2015.

Statutory Surplus of U.S. Insurance Subsidiaries

The following table reflects statutory surplus for our U.S. insurance subsidiaries:

	March 31,	December 31,
(in millions)	2016	2015
Total Statutory Capital and Surplus–U.S. Insurance Subsidiaries	$2,276.7	$2,192.8

The statutory capital and surplus for our U.S. insurance subsidiaries increased $83.9 million during the first three months of 2016, primarily due to operating results.

The NAIC prescribes an annual calculation regarding risk based capital (“RBC”). RBC ratios for regulatory purposes are expressed as a percentage of the capital required to be above the Authorized Control Level (the “Regulatory Scale”); however, in the insurance industry, RBC ratios are widely expressed as a percentage of the Company Action Level. The following table reflects the Company Action Level, the Authorized Control Level and RBC ratios for Hanover Insurance (which includes Citizens and other U.S. insurance subsidiaries), as of March 31, 2016, expressed both on the Industry Scale (Total Adjusted Capital divided by the Company Action Level) and Regulatory Scale (Total Adjusted Capital divided by Authorized Control Level):

(dollars in millions)	Company Action Level	Authorized Control Level	RBC Ratio Industry Scale	RBC Ratio Regulatory Scale
The Hanover Insurance Company	$752.1	$376.1	301%	603%

On April 20, 2016 we declared a $218.8 million dividend from Hanover Insurance to THG, which is not reflected in the above tables (see also “Liquidity and Capital Resources” below).

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

We have the following securities, letters of credit and cash and cash equivalents pledged to Lloyd’s to satisfy these capital requirements at March 31, 2016. In October 2015, we entered into a new letter of credit facility which enables a higher level of these assets to be used to satisfy these capital requirements (see also “Liquidity and Capital Resources” below). At March 31, 2016, we are in compliance with the capital requirements and expect to be able to meet these capital requirements in the future.

(in millions)
Fixed maturities, at fair value	$445.0
Letters of credit	244.2
Cash and cash equivalents	5.9
Total pledged to Lloyd’s	$695.1

Liquidity and Capital Resources

Liquidity is a measure of our ability to generate sufficient cash flows to meet the cash requirements of business operations. As a holding company, our primary ongoing source of cash is dividends from our insurance subsidiaries. However, dividend payments to us by our U.S. insurance subsidiaries are subject to limitations imposed by regulators, such as prior notice periods and the requirement that dividends in excess of a specified percentage of statutory surplus or prior year’s statutory earnings receive prior approval (so called “extraordinary dividends”). No dividends were paid to the holding company by Hanover Insurance during the first quarter of 2016.

Dividend payments to the holding company by Chaucer are regulated by U.K. law. Dividends from Chaucer are dependent on dividends from its subsidiaries. Annual dividend payments from Chaucer are limited to retained earnings that are not restricted by capital and other requirements for business at Lloyd’s. Also, Chaucer must provide advance notice to the U.K.’s Prudential Regulation Authority (“PRA”), of certain proposed dividends or other payments from PRA regulated entities. No dividends were paid to the holding company by Chaucer during the first quarter of 2016.

In connection with an intercompany borrowing arrangement between Chaucer and the holding company, interest on a $300 million note is paid by Chaucer on a quarterly basis to the holding company. This interest may be deferred at the election of the holding company. If deferred, the interest is added to the principal. For each of the three month periods ended March 31,  2016 and 2015, Chaucer paid $5.5 million of interest to the holding company.

At March 31,  2016, THG, as a holding company, held $126.1 million of fixed maturities and cash, which will be augmented by the proceeds of a $218.8 million dividend from Hanover Insurance declared on April 20, 2016. Funds from this dividend, together with the proceeds of the $375 million debt issuance discussed below, will be used for the redemption of certain debt, and may be used to opportunistically repurchase our common stock and for other corporate purposes. We believe our holding company assets will be sufficient to meet our current year obligations, which consist primarily of dividends to our shareholders (as and to the extent declared), the interest on our senior and subordinated debentures, certain costs associated with benefits due to our former life employees and agents, and, to the extent required, payments related to indemnification of liabilities associated with the sale of various subsidiaries.

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

Net cash provided by operating activities was $77.0 million during the first three months of 2016, as compared to $84.2 million during the first three months of 2015. The $7.2 million change primarily resulted from a decrease in premiums, partially offset by lower loss payments during the first three months of 2016.

Net cash provided by investing activities was $61.0 million during the first three months of 2016, as compared to $36.2 million during the first three months of 2015.  During 2016, cash provided by investing activities primarily related to net disposals of equity securities and other investments and fixed maturities. In 2015, cash provided by investing activities primarily related to net disposals of fixed maturities, partially offset by net purchases of equity securities and other investments.

Net cash used in financing activities was $70.0 million during the first three months of 2016, as compared to $89.5 million during the first three months of 2015. During 2016, cash used in financing activities primarily resulted from the repurchases of common stock, payment of dividends to shareholders and cash outflows related to the security lending program. These cash outflows were partially offset by cash inflows related to option exercises. During 2015, cash used in financing activities primarily resulted from the repurchase of debt, payment of dividends to shareholders and repurchases of common stock. These cash outflows were partially offset by cash inflows related to the security lending program and option exercises.

Dividends to shareholders are subject to quarterly board approval and declaration. During the first three months of 2016, as declared by the Board, we paid a quarterly dividend of $0.46 per share to our shareholders totaling $19.8 million. We believe that our holding company assets are sufficient to provide for future shareholder dividends should the Board of Directors declare them.

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

Our Board of Directors has authorized aggregate repurchases of our common stock of up to $900 million. Under the repurchase authorizations, the Company may repurchase, from time to time, common shares in amounts, at prices and at such times as the Company deems appropriate, subject to market conditions and other considerations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. During the first three months of 2016, we repurchased approximately 0.6 million shares of our common stock at a cost of $48.4 million. As of March 31, 2016, we have approximately $241 million available for repurchases under these repurchase authorizations.

We have a $200.0 million credit agreement which expires in November 2018, with an option to increase the facility to $300.0 million assuming no default and satisfaction of certain other conditions. The agreement also includes a $50 million sub-facility for standby letters of credit that can be used for general corporate purposes. The agreement contains financial covenants including, but not limited to, maintaining at least a certain level of consolidated equity, maximum consolidated leverage ratios and requires certain of our subsidiaries to maintain a minimum RBC ratio. We had no borrowings under this agreement during the first three months of 2016.

Membership in FHLBB provides us with access to additional liquidity based on our stock holdings and pledged collateral at the date of borrowing. At March 31,  2016, we had additional borrowing capacity of $29.5 million. There were no borrowings outstanding under this short-term facility at March 31,  2016; however, we have and may continue, from time to time, to borrow through this facility to provide short term liquidity.

On October 15, 2015, we entered into a Standby Letter of Credit Facility Agreement (the “Facility Agreement”) not to exceed £170.0 million (or $244.2 million) outstanding at any one time, with the option to increase the amount available for issuances of letters of credit to £235.0 million (or $337.6 million) in the aggregate on one occasion only during the term of the Facility Agreement (subject to the consent of all lenders and assuming no default and satisfaction of other specified conditions). The Facility Agreement replaces a Standby Letter of Credit Facility Agreement entered into on November 15, 2013. The Facility Agreement provides certain covenants including, but not limited to, the syndicates’ financial condition.  The Facility Agreement provides regulatory capital supporting Chaucer’s underwriting activities for the 2016 and 2017 years of account and each prior open year of account. The Facility Agreement is generally renewed biennially to support new underwriting years.

The Facility agreement is subject to a letter of credit commission fee on outstanding letters of credit, which is payable quarterly.  Chaucer is also required to pay customary agency fees. We paid $1.0 million and $0.9 million in interest costs during the first three months of 2016 and 2015, respectively.

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

On April 8, 2016 we issued $375 million aggregate principal amount of 4.50% senior unsecured debentures due April 15, 2026. Net proceeds of the offering were approximately $370.7 million. The net proceeds of the issuance will be used, together with cash on hand, to redeem outstanding 7.50% notes due March 1, 2020 and 6.375% notes due June 15, 2021. We have established a redemption date of May 21, 2016 and such redemption is expected to result in an after-tax loss of approximately $58 million related primarily to the required “make-whole” provision for these issuances.

For a more detailed discussion of our credit agreements, see also “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015.

At March 31,  2016, we were in compliance with the covenants of our debt and credit agreements.

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

Risks and Forward-Looking Statements

Information regarding risk factors and forward-looking information appears in Part II – Item 1A of this Quarterly Report on Form 10-Q and in Part I – Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. This Management’s Discussion and Analysis should be read and interpreted in light of such factors.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Our market risks, the ways we manage them, and sensitivity to changes in interest rates, equity price risk, and foreign currency exchange risk are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2015, included in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes in the first three months of 2016 to these risks or our management of them.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the internal control over financial reporting, as required by Rule 13a-15(d) of the Exchange Act, to determine whether any changes occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there were no such changes during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Reference is made to the litigation matter captioned “Durand Litigation” under “Commitments and Contingencies – Legal Proceedings” in Note 12 in the Notes to Interim Consolidated Financial Statements.

ITEM 1A – RISK FACTORS

This document contains, and management may make, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, may be forward-looking statements. When used in our Management’s Discussion and Analysis, the words: “believes”, “anticipates”, “expects”, “projections”, “outlook”, “should”, “could”, “plan”, “guidance”, “likely”, “on track to”, “targeted” and similar expressions are intended to identify forward-looking statements. We wish to caution readers that accuracy with respect to forward-looking projections is difficult and risks and uncertainties, in some cases, have affected, and in the future could affect, our actual results and could cause our actual results for the remainder of 2016 and beyond to differ materially from historical results and from those expressed in any of our forward-looking statements. We operate in a business environment that is continually changing, and as such, new risk factors may emerge over time. Additionally, our business is conducted in competitive markets and therefore involves a higher degree of risk. We cannot predict these new risk factors nor can we assess the impact, if any, that they may have on our business in the future. Some of the factors that could cause actual results to differ include, but are not limited to, the following:

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

•	changes in our claims-paying and financial strength ratings;

•	negative changes in our level of statutory surplus;

•	risks and uncertainties with respect to our growth strategies;

•	our ability to declare and pay dividends;

•	changes in accounting principles and related financial reporting requirements;

•	errors or omissions in connection with the administration of any of our products;

•	risks and uncertainties with technology, data security and/or outsourcing relationships that may negatively impact our ability to conduct business;

•	an inability to be compliant with recently implemented regulations such as Solvency II or existing regulation such as those relating to sanctions and Sarbanes-Oxley;

•	unfavorable judicial or legislative developments; and

•	other factors described in such forward-looking statements.

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

For a more detailed discussion of our risks and uncertainties, see also Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Shares purchased in the first quarter of 2016 are as follows:

			Total Number of	Approximate Dollar Value of
			Shares Purchased as	Shares That May Yet
			Part of Publicly	be Purchased Under the
	Total Number of	Average Price	Announced Plans or	Plans or Programs
Period	Shares Purchased	Paid per Share	Programs	(in millions) (1)
January 1 - 31, 2016 (2)	477,217	$78.08	447,868	$254
February 1 - 29, 2016 (3)	208,729	82.43	139,875	243
March 1 - 31, 2016 (4)	22,700	84.71	22,609	241
Total	708,646	$79.57	610,352	$241

(1)Since the announcement of our share repurchase program on October 29, 2007, the Board has authorized us to repurchase up to $900 million in shares of our common stock using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions.

(2)Includes 29,349 shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards.

(3)Includes 68,854 shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards.

(4)Includes 91 shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards.

ITEM 5 – OTHER INFORMATION

On May 5, 2016, the Company entered into a letter agreement with Eugene M. Bullis (the “Extension Letter”)(a copy of which is attached hereto as Exhibit 10.2  to extend his tenure as Executive Vice President – Interim  Chief Financial Officer.  It is expected that Mr. Bullis will continue to serve in this role through September 16, 2016 (the “Initial Term”), with a Company option to extend his services for up to two additional months.  Mr. Bullis’s base salary and benefits will remain as outlined in his October 26, 2015 Offer Letter (the “Offer Letter”) (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 29, 2015), except that the Company has agreed that in the event his services are no longer needed at any time prior to September 16, 2016, then the Company will continue to pay his base salary through the Initial Term.   Additionally, assuming he completes the Initial Term and any extended term as provided above, then as soon as practicable after such service is completed, the Company will pay him a cash bonus of $100,000.  This bonus is not payable if he fails to complete service for the Initial Term and any extended term for any reason, unless such failure is a result of his termination without Cause (as defined in the Offer Letter).

Warren E. Barnes, the Company’s Vice President and Corporate Controller, will continue to serve as acting principal accounting officer.

ITEM 6 – EXHIBITS

EX – 4.1

Base Indenture dated as of April 8, 2016, between the Registrant and U.S. Bank National Association, as trustee, previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 8, 2016 and incorporated herein by reference.

EX – 4.2

First Supplemental Indenture dated as of April 8, 2016, between the Registrant and U.S. Bank National Association, as trustee, supplementing the Base Indenture dated as of April 8, 2016, previously filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 8, 2016 and incorporated herein by reference.

EX – 4.3

Form of Security Certificate representing the 4.5% Notes due 2026, previously filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 8, 2016 and incorporated herein by reference.

EX – 10.1+

Letter Agreement dated March 24, 2016 by and between Robert A. Stuchbery and the Registrant, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 30, 2016 and incorporated herein by reference.

EX – 10.2+	Extension Letter effective May 5, 2016 by and between Eugene M. Bullis and the Registrant.

EX – 31.1	Certification of the Chief Executive Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX – 31.2	Certification of the Chief Financial Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX – 32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

EX – 32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

EX – 101

The following materials from The Hanover Insurance Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Income for the three months ended March 31, 2016 and 2015; (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015; (iii) Consolidated Balance Sheets at March 31, 2016 and December 31, 2015; (iv) Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (vi) related notes to these financial statements.

+  Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hanover Insurance Group, Inc.
Registrant

May 5, 2016	/s/ Frederick H. Eppinger, Jr.
Date	Frederick H. Eppinger, Jr.
President, Chief Executive Officer and Director

May 5, 2016	/s/ Eugene M. Bullis
Date	Eugene M. Bullis
Executive Vice President and Interim Chief Financial Officer