Form 10-Q
period 2016-06-30
HANOVER INSURANCE GROUP, INC.
filed 2016-07-29
CIK 944695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares outstanding of the registrant’s common stock was 42,743,708 as of July 27, 2016.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2016	2015	2016	2015
Revenues
Premiums	$1,145.5	$1,205.8	$2,296.8	$2,416.8
Net investment income	69.1	70.7	137.4	140.8
Net realized investment gains (losses):
Net realized gains from sales and other	4.3	14.5	26.7	26.6
Net other–than–temporary impairment losses on investments
recognized in earnings	(5.0)	(1.9)	(25.9)	(4.6)
Total net realized investment (losses) gains	(0.7)	12.6	0.8	22.0
Fees and other income	8.1	8.0	14.6	16.2
Total revenues	1,222.0	1,297.1	2,449.6	2,595.8

Losses and expenses
Losses and loss adjustment expenses	729.7	744.9	1,429.3	1,518.0
Amortization of deferred acquisition costs	254.4	262.0	513.5	522.6
Interest expense	15.6	15.0	30.3	31.1
Gain on disposal of U.K. motor business	(0.4)	(37.7)	(1.2)	(37.7)
Net loss from repayment of debt	86.1	1.8	86.1	18.5
Other operating expenses	143.7	158.5	290.6	313.7
Total losses and expenses	1,229.1	1,144.5	2,348.6	2,366.2
Income (loss) before income taxes	(7.1)	152.6	101.0	229.6

Income tax expense (benefit):
Current	6.5	5.7	39.9	34.9
Deferred	(15.5)	26.0	(18.9)	18.9
Total income tax (benefit) expense	(9.0)	31.7	21.0	53.8

Income from continuing operations	1.9	120.9	80.0	175.8
Net gain (loss) from discontinued operations (net of tax benefit of
$1.7 and $0.1 for the three months ended June 30, 2016 and June 30, 2015 and $2.2 and $0.2 for the six months ended June 30, 2016 and June 30, 2015, respectively)	0.1	(0.2)	0.2	(0.2)
Net income	$2.0	$120.7	$80.2	$175.6

Earnings per common share:
Basic:
Income from continuing operations	$0.04	$2.74	$1.86	$3.98
Net gain (loss) from discontinued operations	0.01	(0.01)	0.01	-
Net income per share	$0.05	$2.73	$1.87	$3.98
Weighted average shares outstanding	43.0	44.2	43.0	44.2

Diluted:
Income from continuing operations	$0.04	$2.69	$1.84	$3.90
Net gain (loss) from discontinued operations	0.01	(0.01)	-	-
Net income per share	$0.05	$2.68	$1.84	$3.90
Weighted average shares outstanding	43.4	45.0	43.5	45.1

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2016	2015	2016	2015
Net income	$2.0	$120.7	$80.2	$175.6
Other comprehensive income (loss), net of tax:
Available-for-sale securities:
Net appreciation (depreciation) during the period	74.2	(92.6)	167.8	(63.5)
Change in other-than-temporary impairment losses
recognized in other comprehensive income	2.8	(2.1)	5.7	(4.4)
Total available-for-sale securities	77.0	(94.7)	173.5	(67.9)
Pension and postretirement benefits:
Net actuarial losses and prior service costs arising
in the period	-	(3.3)	-	(1.4)
Amortization recognized as net periodic benefit and
postretirement cost	1.7	3.4	3.3	5.1
Total pension and postretirement benefits	1.7	0.1	3.3	3.7
Cumulative foreign currency translation adjustment:
Amount recognized as cumulative foreign currency
translation during the period	(0.7)	7.7	(1.3)	(2.2)
Total other comprehensive income (loss), net of tax	78.0	(86.9)	175.5	(66.4)
Comprehensive income	$80.0	$33.8	$255.7	$109.2

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
(In millions, except share data)	2016	2015
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $6,842.8 and $6,934.0)	$7,142.0	$6,983.4
Equity securities, at fair value (cost of $507.8 and $528.5)	582.7	576.6
Other investments	454.8	393.4
Total investments	8,179.5	7,953.4
Cash and cash equivalents	361.6	338.8
Accrued investment income	60.6	62.9
Premiums and accounts receivable, net	1,509.8	1,391.7
Reinsurance recoverable on paid and unpaid losses and unearned premiums	2,688.1	2,635.0
Deferred acquisition costs	522.5	508.8
Deferred income taxes	50.4	137.9
Goodwill	185.2	186.0
Other assets	525.7	483.7
Assets of discontinued operations	80.2	83.0
Total assets	$14,163.6	$13,781.2

Liabilities
Loss and loss adjustment expense reserves	$6,778.0	$6,574.4
Unearned premiums	2,620.5	2,540.8
Expenses and taxes payable	594.0	724.9
Reinsurance premiums payable	274.7	205.2
Debt	797.8	803.1
Liabilities of discontinued operations	88.9	88.4
Total liabilities	11,153.9	10,936.8

Commitments and contingencies
Shareholders’ Equity
Preferred stock, par value $0.01 per share; 20.0 million shares authorized; none issued	-	-
Common stock, par value $0.01 per share; 300.0 million shares authorized; 60.5 million
shares issued	0.6	0.6
Additional paid-in capital	1,835.2	1,833.5
Accumulated other comprehensive income	229.4	53.9
Retained earnings	1,841.5	1,803.5
Treasury stock at cost (17.8 and 17.5 million shares)	(897.0)	(847.1)
Total shareholders’ equity	3,009.7	2,844.4
Total liabilities and shareholders’ equity	$14,163.6	$13,781.2

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Six Months Ended
	June 30,
(In millions)	2016	2015
Preferred Stock
Balance at beginning and end of period	$-	$-
Common Stock
Balance at beginning and end of period	0.6	0.6
Additional Paid-in Capital
Balance at beginning of period	1,833.5	1,830.7
Employee and director stock-based awards and other	1.7	(0.4)
Balance at end of period	1,835.2	1,830.3
Accumulated Other Comprehensive Income (Loss), net of tax
Net Unrealized Appreciation (Depreciation) on Investments:
Balance at beginning of period	149.9	300.9
Net appreciation (depreciation) on available-for-sale securities	173.5	(67.9)
Balance at end of period	323.4	233.0
Defined Benefit Pension and Postretirement Plans:
Balance at beginning of period	(78.6)	(84.3)
Net amount arising in the period	-	(1.4)
Net amount recognized as net periodic benefit cost	3.3	5.1
Balance at end of period	(75.3)	(80.6)
Cumulative Foreign Currency Translation Adjustment:
Balance at beginning of period	(17.4)	(10.2)
Amount recognized as cumulative foreign currency translation during the period	(1.3)	(2.2)
Balance at end of period	(18.7)	(12.4)
Total accumulated other comprehensive income	229.4	140.0
Retained Earnings
Balance at beginning of period	1,803.5	1,558.7
Net income	80.2	175.6
Dividends to shareholders	(39.6)	(36.3)
Stock-based compensation	(2.6)	(7.9)
Balance at end of period	1,841.5	1,690.1
Treasury Stock
Balance at beginning of period	(847.1)	(752.4)
Shares purchased at cost	(67.5)	(23.5)
Net shares reissued at cost under employee stock-based compensation plans	17.6	23.4
Balance at end of period	(897.0)	(752.5)
Total shareholders’ equity	$3,009.7	$2,908.5

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
(In millions)	2016	2015
Cash Flows From Operating Activities
Net income	$80.2	$175.6
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposal of U.K. motor business	(1.2)	(37.7)
Net loss from repayment of debt	86.1	18.5
Net realized investment gains	(0.8)	(21.6)
Net amortization and depreciation	16.2	16.8
Stock-based compensation expense	5.5	7.5
Amortization of defined benefit plan costs	5.0	7.2
Deferred income tax (benefit) expense	(18.0)	18.8
Change in deferred acquisition costs	(13.5)	(21.4)
Change in premiums receivable, net of reinsurance premiums payable	(48.6)	(98.9)
Change in loss, loss adjustment expense and unearned premium reserves	332.2	329.2
Change in reinsurance recoverable	(58.8)	(191.2)
Change in expenses and taxes payable	(96.1)	(60.3)
Other, net	(56.6)	(39.8)
Net cash provided by operating activities	231.6	102.7

Cash Flows From Investing Activities
Proceeds from disposals and maturities of fixed maturities	801.5	881.7
Proceeds from disposals of equity securities and other investments	198.1	230.0
Purchase of fixed maturities	(771.0)	(668.8)
Purchase of equity securities and other investments	(211.1)	(236.0)
Cash received from disposal of U.K. motor business, net of cash transferred	-	44.3
Capital expenditures	(8.5)	(8.1)
Net cash provided by investing activities	9.0	243.1

Cash Flows From Financing Activities
Proceeds from exercise of employee stock options	11.3	9.3
Proceeds from debt borrowings, net	370.5	-
Change in cash collateral related to securities lending program	(21.8)	2.1
Dividends paid to shareholders	(39.6)	(36.3)
Repayment of debt	(461.3)	(86.5)
Repurchases of common stock	(67.5)	(23.5)
Other financing activities	(9.3)	(2.3)
Net cash used in financing activities	(217.7)	(137.2)
Effect of exchange rate changes on cash	(0.1)	1.8
Net change in cash and cash equivalents	22.8	210.4
Cash and cash equivalents, beginning of period	338.8	373.3
Cash and cash equivalents, end of period	$361.6	$583.7

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

In the opinion of the Company’s management, the accompanying interim consolidated financial statements reflect all adjustments, consisting of normal recurring items, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 25, 2016.

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

Recently Issued Standards

In June 2016, the FASB issued ASC Update No. 2016-13, (Topic 326) Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments.  This ASC update introduces new guidance for the accounting for credit losses on financial instruments within its scope. A new model, referred to as the current expected credit losses model, requires an entity to determine credit-related impairment losses for financial instruments held at amortized cost and to estimate these expected credit losses over the life of an exposure (or pool of exposures). The estimate of expected credit losses should consider both historical and current information, reasonable and supportable forecasts, as well as estimates of prepayments. The estimated credit losses and subsequent adjustment to such loss estimates, will be recorded through an allowance account which is deducted from the amortized cost of the financial instrument, with the offset recorded in current earnings. ASC No. 2016-13 also modifies the impairment model for available-for-sale debt securities. The new model will require an estimate of expected credit losses only when the fair value is below the amortized cost of the asset, thus the length of time the fair value of an available-for-sale debt security has been below the amortized cost will no longer affect the determination of whether a credit loss exists. In addition, credit losses on available-for-sale debt securities will be limited to the difference between the security’s amortized cost basis and its fair value. The updated guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for periods beginning after December 15, 2018. The Company is evaluating the impact of the adoption of ASC Update No. 2016-13 on its financial position and results of operations.

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

In February 2016, the FASB issued ASC Update No. 2016-02, (Topic 842) Leases. This ASC update requires a lessee to recognize a right-of-use asset, which represents the lessee’s right to use a specified asset for the lease term, and a corresponding lease liability, which represents a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, for all leases that extend beyond 12 months. For finance or capital leases, interest on the lease liability will be recognized separately from amortization of the right-of-use asset in the statements of income and comprehensive income. In addition, the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows. For operating leases, the asset and liability will be amortized as a single lease cost, such that the cost of the lease is allocated over the lease term, on a generally straight-line basis, with all cash flows included within operating activities in the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years, and is required to be implemented by applying a modified retrospective transition approach. The Company is evaluating the impact of the adoption of ASC update 2016-02 on its financial position and results of operations.

In January 2016, the FASB issued ASC Update No. 2016-01, (Subtopic 825-10) Financial Instruments- Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. This ASC update requires unconsolidated equity investments to be measured at fair value with changes in the fair value recognized in net income, except for those accounted for under the equity method. This update eliminates the cost method for equity investments without readily determinable fair values and replaces with other methods, including the use of Net Asset Value. Additionally, when a public entity is required to measure fair value for disclosure purposes and holds financial instruments measured at amortized cost, the updated guidance requires these instruments to be measured using exit price. It also requires financial assets and financial liabilities to be presented separately in the notes to the financial statements, grouped by measurement category and form of financial asset. The updated guidance is effective for annual periods beginning after December 15, 2017. The Company is evaluating the impact of the adoption of ASC update 2016-01 on its financial position and results of operations.

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

3. Income Taxes

Income tax expense for the six months ended June 30, 2016 and 2015 has been computed using estimated annual effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect current estimates of the annual effective tax rates.

For the six months ended June 30, 2016, the tax provision is comprised of a $3.9 million U.S. federal income tax expense and a $17.1 million foreign income tax expense. For the six months ended June 30, 2015, the tax provision was comprised of a $37.4 million U.S. federal income tax expense and a $16.4 million foreign income tax expense.

Although most of the Company’s non–U.S. income is subject to U.S. federal income tax, certain of its non–U.S. income is not subject to U.S. federal income tax until repatriated. Foreign taxes on this non–U.S. income are accrued at the local foreign tax rate, as opposed to the higher U.S. statutory rate, since these earnings currently are expected to be indefinitely reinvested overseas. This assumption could change as a result of a sale of the subsidiaries, the receipt of dividends from the subsidiaries, a change in management’s intentions, or as a result of various other events. The Company has not made a provision for U.S. taxes on $10.6 million and $63.0 million of non-U.S. income for the six months ended June 30, 2016 and 2015, respectively. However, in the future, if such earnings were distributed to the Company, taxes of $49.1 million would be payable on the accumulated undistributed earnings and would be reflected in the tax provision for the year in which these earnings are no longer intended to be indefinitely reinvested overseas, assuming all foreign tax credits are realized.

The Company or its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions, as well as foreign jurisdictions. The Company and its subsidiaries are subject to U.S. federal income tax examinations by tax authorities for years after 2011, U.S. state income tax examinations for years after 2011 and foreign examinations for years after 2011.

4. Debt

Debt consists of the following:

(in millions)	June 30, 2016	December 31, 2015
Senior debentures maturing April 15, 2026	$375.0	$-
Senior debentures maturing June 15, 2021	-	300.0
Senior debentures maturing March 1, 2020	-	80.0
Senior debentures maturing October 15, 2025	74.6	74.6
Subordinated debentures maturing March 30, 2053	175.0	175.0
Subordinated debentures maturing February 3, 2027	59.7	59.7
FHLBB borrowings (secured)	125.0	125.0
Total principal debt	$809.3	$814.3
Unamortized debt issuance costs	(11.5)	(11.2)
Total	$797.8	$803.1

On April 8, 2016 the Company issued $375 million aggregate principal amount of 4.50% senior unsecured debentures due April 15, 2026. The senior debentures are subject to certain restrictive covenants, including limitations on the issuance or disposition of stock of restricted subsidiaries and limitations on liens. These debentures pay interest semi-annually.

Net proceeds from the issuance of the aforementioned debentures were $370.5 million. On May 21, 2016, the proceeds, together with cash on hand, were used to redeem the outstanding 7.50% notes due March 1, 2020 and 6.375% notes due June 15, 2021. The redemption of these notes resulted in a pre-tax loss of $86.1 million.

At June 30, 2016, the Company was in compliance with the covenants associated with its debt indentures and credit arrangements.

5. Investments

A. Fixed maturities and equity securities

The amortized cost and fair value of available-for-sale fixed maturities and the cost and fair value of equity securities were as follows:

	June 30, 2016
	Amortized	Gross	Gross		OTTI
	Cost or	Unrealized	Unrealized		Unrealized
(in millions)	Cost	Gains	Losses	Fair Value	Losses
Fixed maturities:
U.S. Treasury and government agencies	$364.9	$11.6	$-	$376.5	$-
Foreign government	229.4	7.2	-	236.6	-
Municipal	1,084.6	76.2	0.9	1,159.9	-
Corporate	3,728.8	182.7	28.8	3,882.7	18.6
Residential mortgage-backed	849.0	26.1	0.9	874.2	0.3
Commercial mortgage-backed	507.5	25.5	0.1	532.9	-
Asset-backed	78.6	0.9	0.3	79.2	-
Total fixed maturities	$6,842.8	$330.2	$31.0	$7,142.0	$18.9
Equity securities	$507.8	$76.8	$1.9	$582.7	$-

	December 31, 2015
	Amortized	Gross	Gross		OTTI
	Cost or	Unrealized	Unrealized		Unrealized
(in millions)	Cost	Gains	Losses	Fair Value	Losses
Fixed maturities:
U.S. Treasury and government agencies	$447.1	$5.5	$3.5	$449.1	$-
Foreign government	244.7	2.6	1.5	245.8	-
Municipal	1,074.5	50.0	4.2	1,120.3	-
Corporate	3,699.9	86.8	95.7	3,691.0	27.5
Residential mortgage-backed	887.6	13.4	4.9	896.1	0.3
Commercial mortgage-backed	499.6	5.8	4.3	501.1	-
Asset-backed	80.6	0.2	0.8	80.0	-
Total fixed maturities	$6,934.0	$164.3	$114.9	$6,983.4	$27.8
Equity securities	$528.5	$55.7	$7.6	$576.6	$-

Other-than-temporary impairments (“OTTI”) unrealized losses in the tables above represent OTTI recognized in accumulated other comprehensive income. This amount excludes net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date of $18.9 million and $1.1 million as of June 30, 2016 and December 31, 2015, respectively.

The amortized cost and fair value by maturity periods for fixed maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or the Company may have the right to put or sell the obligations back to the issuers.

	June 30, 2016
	Amortized	Fair
(in millions)	Cost	Value
Due in one year or less	$433.1	$437.9
Due after one year through five years	2,499.2	2,607.8
Due after five years through ten years	2,026.6	2,123.4
Due after ten years	448.8	486.6
	5,407.7	5,655.7
Mortgage-backed and asset-backed securities	1,435.1	1,486.3
Total fixed maturities	$6,842.8	$7,142.0

B. Securities in an unrealized loss position

The following tables provide information about the Company’s fixed maturities and equity securities that were in an unrealized loss position at June 30, 2016 and December 31, 2015 including the length of time the securities have been in an unrealized loss position:

	June 30, 2016
	12 months or less		Greater than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in millions)	Losses	Value	Losses	Value	Losses	Value
Fixed maturities:
Investment grade:
U.S. Treasury and government agencies	$-	$5.0	$-	$-	$-	$5.0
Foreign governments	-	4.1	-	1.2	-	5.3
Municipal	0.2	12.8	0.7	33.0	0.9	45.8
Corporate	1.4	51.6	6.2	113.9	7.6	165.5
Residential mortgage-backed	0.2	25.1	0.7	35.6	0.9	60.7
Commercial mortgage-backed	-	8.1	0.1	9.3	0.1	17.4
Asset-backed	0.2	5.8	0.1	4.3	0.3	10.1
Total investment grade	2.0	112.5	7.8	197.3	9.8	309.8
Below investment grade:
Corporate	5.0	81.3	16.2	98.1	21.2	179.4
Total fixed maturities	7.0	193.8	24.0	295.4	31.0	489.2
Equity securities	1.9	76.2	-	-	1.9	76.2
Total	$8.9	$270.0	$24.0	$295.4	$32.9	$565.4

	December 31, 2015
	12 months or less		Greater than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in millions)	Losses	Value	Losses	Value	Losses	Value
Fixed maturities:
Investment grade:
U.S. Treasury and government agencies	$1.5	$139.0	$2.0	$77.2	$3.5	$216.2
Foreign governments	0.8	63.6	0.7	8.4	1.5	72.0
Municipal	2.3	143.0	1.9	57.4	4.2	200.4
Corporate	30.7	1,138.3	18.9	122.3	49.6	1,260.6
Residential mortgage-backed	3.0	334.5	1.9	47.0	4.9	381.5
Commercial mortgage-backed	4.2	293.8	0.1	9.7	4.3	303.5
Asset-backed	0.8	56.6	-	1.4	0.8	58.0
Total investment grade	43.3	2,168.8	25.5	323.4	68.8	2,492.2
Below investment grade:
Corporate	19.6	165.5	26.5	63.2	46.1	228.7
Total fixed maturities	62.9	2,334.3	52.0	386.6	114.9	2,720.9
Equity securities	7.6	166.8	-	-	7.6	166.8
Total	$70.5	$2,501.1	$52.0	$386.6	$122.5	$2,887.7

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

C. Other investments

In accordance with Lloyd’s operating guidelines, the Company deposits funds at Lloyd’s to support underwriting operations. These funds are available only to fund claim obligations. These assets consisted of approximately $503 million of fixed maturities and $12 million of cash and cash equivalents as of June 30, 2016. The Company also deposits funds with various state and governmental authorities in the U.S. For a discussion of the Company’s deposits with state and governmental authorities, see also Note 3 – “Investments” of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2015.

D. Proceeds from sales

The proceeds from sales of available-for-sale securities and gross realized gains and losses on those sales, were as follows:

	Three Months Ended June 30,
	2016			2015
	Proceeds from	Gross	Gross	Proceeds from	Gross	Gross
(in millions)	Sales	Gains	Losses	Sales	Gains	Losses
Fixed maturities	$145.4	$3.5	$0.9	$594.4	$10.6	$1.4
Equity securities	$84.5	$1.7	$0.8	$83.1	$7.7	$-

	Six Months Ended June 30,
	2016			2015
	Proceeds from	Gross	Gross	Proceeds from	Gross	Gross
(in millions)	Sales	Gains	Losses	Sales	Gains	Losses
Fixed maturities	$307.9	$5.9	$4.2	$824.7	$12.9	$4.7
Equity securities	$173.4	$26.4	$1.7	$167.8	$20.1	$-

E. Other-than-temporary impairments

For the three months ended June 30, 2016, total OTTI was $2.8 million, consisting primarily of equity securities.  Of this amount, $5.0 million was recognized in earnings, including $2.2 million which was transferred from unrealized losses in accumulated other comprehensive income (“AOCI”). For the six months ended June 30, 2016, total OTTI was $19.2 million, consisting primarily of fixed maturities and, to a lesser extent, equity securities. Of this amount, $25.9 million was recognized in earnings, including $6.7 million which was transferred from unrealized losses in AOCI.

For the three months ended June 30, 2015, total OTTI of fixed maturities was $5.1 million.  Of this amount, $1.9 million was recognized in earnings and the remaining $3.2 million was recorded as unrealized losses in AOCI. For the six months ended June 30, 2015, total OTTI of fixed maturities and equity securities was $11.4 million. Of this amount, $4.6 million was recognized in earnings and the remaining $6.8 million was recorded as unrealized losses in AOCI.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Credit losses at beginning of period	$13.4	$4.5	$18.0	$4.2
Credit losses for which an OTTI was not previously recognized	0.7	1.7	5.2	2.7
Additional credit losses on securities for which an
OTTI was previously recognized	0.4	-	2.1	-
Reductions for securities sold, matured or called	(1.6)	(0.1)	(1.6)	(0.8)
Reductions for securities reclassified as intended to sell	(1.2)	-	(12.0)	-
Credit losses at end of period	$11.7	$6.1	$11.7	$6.1

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

The estimated fair value of the financial instruments were as follows:

	June 30, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
(in millions)	Value	Value	Value	Value
Financial Assets
Cash and cash equivalents	$361.6	$361.6	$338.8	$338.8
Fixed maturities	7,142.0	7,142.0	6,983.4	6,983.4
Equity securities	582.7	582.7	576.6	576.6
Other investments	423.0	430.5	365.4	367.9
Total financial assets	$8,509.3	$8,516.8	$8,264.2	$8,266.7
Financial Liabilities
Debt	$797.8	$893.9	$803.1	$927.8

The Company has processes designed to ensure that the values received from its third party pricing service are accurately recorded, that the data inputs and valuation techniques utilized are appropriate and consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. The Company performs a review of the fair value hierarchy classifications and of prices received from its pricing service on a quarterly basis. The Company reviews the pricing services’ policies describing its methodology, processes, practices and inputs, including various financial models used to value securities. Also, the Company reviews the portfolio pricing, including a process for which securities with changes in prices that exceed a defined threshold are verified to independent sources, if available. If upon review, the Company is not satisfied with the validity of a given price, a pricing challenge would be submitted to the pricing service along with supporting documentation for its review. The Company does not adjust quotes or prices obtained from the pricing service unless the pricing service agrees with the Company’s challenge. During 2016 and 2015, the Company did not adjust any prices received from brokers or its pricing service.

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

The following tables provide, for each hierarchy level, the Company’s assets that were measured at fair value on a recurring basis.

	June 30, 2016
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$376.5	$178.8	$197.7	$-
Foreign government	236.6	47.5	189.1	-
Municipal	1,159.9	-	1,125.5	34.4
Corporate	3,882.7	-	3,878.3	4.4
Residential mortgage-backed, U.S. agency backed	815.1	-	815.1	-
Residential mortgage-backed, non-agency	59.1	-	59.1	-
Commercial mortgage-backed	532.9	-	516.2	16.7
Asset-backed	79.2	-	78.8	0.4
Total fixed maturities	7,142.0	226.3	6,859.8	55.9
Equity securities	574.0	572.7	-	1.3
Other investments	94.1	-	90.5	3.6
Total investment assets at fair value	$7,810.1	$799.0	$6,950.3	$60.8

	December 31, 2015
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$449.1	$193.6	$255.5	$-
Foreign government	245.8	52.5	193.3	-
Municipal	1,120.3	-	1,085.9	34.4
Corporate	3,691.0	-	3,687.3	3.7
Residential mortgage-backed, U.S. agency backed	824.5	-	824.5	-
Residential mortgage-backed, non-agency	71.6	-	71.6	-
Commercial mortgage-backed	501.1	-	484.1	17.0
Asset-backed	80.0	-	79.5	0.5
Total fixed maturities	6,983.4	246.1	6,681.7	55.6
Equity securities	567.7	566.4	-	1.3
Other investments	104.5	-	100.9	3.6
Total investment assets at fair value	$7,655.6	$812.5	$6,782.6	$60.5

The following tables provide, for each hierarchy level, the Company’s estimated fair values of financial instruments that were not carried at fair value:

	June 30, 2016
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$361.6	$361.6	$-	$-
Equity securities	8.7	-	8.7	-
Other investments	269.3	-	-	269.3
Liabilities:
Debt	$893.9	$-	$893.9	$-

	December 31, 2015
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$338.8	$338.8	$-	$-
Equity securities	8.9	-	8.9	-
Other investments	203.5	-	-	203.5
Liabilities:
Debt	$927.8	$-	$927.8	$-

Investments measured at fair value using net asset value based on an ownership interest in partners’ capital have not been included in the table above. The fair values of these investments were $67.1 million and $59.9 million as of June 30, 2016 and December 31, 2015, respectively, which are less than 1% of total investment assets.

The tables below provide a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fixed Maturities
(in millions)	Municipal	Corporate	Commercial mortgage-backed	Asset-backed	Total	Equity and Other	Total Assets
Three Months Ended
June 30, 2016
Balance April 1, 2016	$34.7	$3.8	$16.8	$0.5	$55.8	$4.9	$60.7
Total gains:
Included in other comprehensive
income - net appreciation
on available-for-sale securities	0.6	0.7	0.2	-	1.5	-	1.5
Sales	(0.9)	(0.1)	(0.3)	(0.1)	(1.4)	-	(1.4)
Balance June 30, 2016	$34.4	$4.4	$16.7	$0.4	$55.9	$4.9	$60.8

Three Months Ended
June 30, 2015
Balance April 1, 2015	$27.2	$9.5	$20.9	$0.8	$58.4	$5.1	$63.5
Transfers into Level 3	-	-	-	0.5	0.5	-	0.5
Total gains (losses):
Included in earnings	-	0.1	-	-	0.1	-	0.1
Included in other comprehensive
income - net depreciation
on available-for-sale securities	(1.2)	(0.1)	(0.9)	-	(2.2)	-	(2.2)
Purchases and sales:
Purchases	1.4	-	-	-	1.4	-	1.4
Sales	(0.4)	(0.1)	(2.0)	-	(2.5)	-	(2.5)
Balance June 30, 2015	$27.0	$9.4	$18.0	$1.3	$55.7	$5.1	$60.8

	Fixed Maturities
(in millions)	Municipal	Corporate	Commercial mortgage-backed	Asset-backed	Total	Equity and Other	Total Assets
Six Months Ended
June 30, 2016
Balance January 1, 2016	$34.4	$3.7	$17.0	$0.5	$55.6	$4.9	$60.5
Total gains (losses):
Included in earnings	0.1	(0.2)	-	-	(0.1)	-	(0.1)
Included in other comprehensive income-net appreciation on available-for-sale securities	1.6	0.7	0.7	-	3.0	-	3.0
Purchases and sales:
Purchases	-	0.3	-	-	0.3	-	0.3
Sales	(1.7)	(0.1)	(1.0)	(0.1)	(2.9)	-	(2.9)
Balance June 30, 2016	$34.4	$4.4	$16.7	$0.4	$55.9	$4.9	$60.8

Six Months Ended
June 30, 2015
Balance January 1, 2015	$25.7	$9.6	$21.4	$-	$56.7	$5.0	$61.7
Transfers into Level 3	-	-	-	1.3	1.3	-	1.3
Total gains (losses):
Included in earnings	-	0.1	-	-	0.1	-	0.1
Included in other comprehensive income-net (depreciation) appreciation on available-for-sale securities	(0.8)	(0.2)	(0.6)	-	(1.6)	0.1	(1.5)
Purchases and sales:
Purchases	3.1	-	-	-	3.1	-	3.1
Sales	(1.0)	(0.1)	(2.8)	-	(3.9)	-	(3.9)
Balance June 30, 2015	$27.0	$9.4	$18.0	$1.3	$55.7	$5.1	$60.8

During the three and six months ended June 30, 2016, the Company did not transfer assets between Level 2 and Level 3. During the three and six months ended June 30, 2015, the Company transferred fixed maturities between Level 2 and Level 3 primarily as a result of assessing the significance of unobservable inputs on the fair value measurement. There were no transfers between Level 1 and Level 2 during the three months or six months ended June 30, 2016 or 2015. There were no Level 3 liabilities held by the Company for the six months ended June 30, 2016 and 2015.

The following table summarizes gains and losses due to changes in fair value that were recorded in net income for Level 3 assets:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	Net realized	Other than	Net realized	Other than	Net realized	Other than	Net realized	Other than
	investment	temporary	investment	temporary	investment	temporary	investment	temporary
(in millions)	gains	impairments	gains	impairments	gains	impairments	gains	impairments
Level 3 Assets:
Fixed maturities:
Corporate	$-	$-	$0.1	$-	$-	$(0.2)	$0.1	$-
Municipal	-	-	-	-	0.1	-	-	-
Total fixed maturities	$-	$-	$0.1	$-	$0.1	$(0.2)	$0.1	$-

The following table provides quantitative information about the significant unobservable inputs used by the Company in the fair value measurements of Level 3 assets. Where discounted cash flows were used in the valuation of fixed maturities, the internally-developed discount rate was adjusted by the significant unobservable inputs shown in the table. Valuations for securities based on broker quotes for which there was a lack of transparency as to inputs used to develop the valuations of $0.4 million have been excluded.

			June 30, 2016		December 31, 2015
	Valuation	Significant	Fair	Range	Fair	Range
(in millions)	Technique	Unobservable Inputs	Value	(Wtd Average)	Value	(Wtd Average)
Fixed maturities:
Municipal	Discounted	Discount for:	$34.4		$34.4
	cash flow	Small issue size Credit stress Above-market coupon		0.6 - 6.8% (3.2%) 0.9 - 1.5% (1.2%) 0.3 - 1.0% (0.4%)		0.6 - 6.8% (3.2%) 0.9 - 1.5% (1.2%) 0.3 - 1.0% (0.4%)
Corporate	Discounted	Discount for:	4.2		3.7
	cash flow	Small issue size Above-market coupon Credit stress		2.3 - 2.5% (2.4%) 0.3 - 0.8% (0.6%) 0.4% (0.4%)		1.0% (1.0%) 0.3 - 0.8% (0.6%) 10.0% (10.0%)
Commercial mortgage-backed	Discounted	Discount for:	16.7		17.0
	cash flow	Small issue size Above-market coupon Lease structure		1.5 - 3.1% (2.6%) 0.5% (0.5%) 0.3% (0.3%)		0.5 - 1.0% (0.5%) 0.5% (0.5%) 0.3% (0.3%)
Asset-backed	Discounted	Discount for:	0.4		0.5
	cash flow	Small issue size		0.7% (0.7%)		0.7% (0.7%)
Equity securities	Market	Net tangible asset	1.1		1.1
	comparables	market multiples		1.0X (1.0X)		1.0X (1.0X)
Other	Discounted	Discount rate	3.6	18.0% (18.0%)	3.6	18.0% (18.0%)
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

7. Pension and Other Postretirement Benefit Plans

The components of net periodic pension cost for defined benefit pension and other postretirement benefit plans included in the Company’s results of operations are as follows:

	Three Months Ended June 30,
	2016	2015	2016	2015

(in millions)	Pension Plans		Postretirement Plans
Service cost - benefits earned during the period	$0.2	$0.4	$-	$-
Interest cost	7.4	7.3	0.1	0.1
Expected return on plan assets	(7.5)	(7.9)	-	-
Recognized net actuarial loss	2.8	4.8	-	0.1
Amortization of prior service cost	-	-	(0.3)	(0.3)
Curtailment gain	-	(1.8)	-	-
Net periodic pension cost (benefit)	$2.9	$2.8	$(0.2)	$(0.1)

	Six Months Ended June 30,
	2016	2015	2016	2015

(in millions)	Pension Plans		Postretirement Plans
Service cost - benefits earned during the period	$0.4	$0.7	$-	$-
Interest cost	14.8	14.6	0.2	0.3
Expected return on plan assets	(15.0)	(15.7)	-	-
Recognized net actuarial loss	5.6	7.8	0.1	0.1
Amortization of prior service cost	-	-	(0.7)	(0.7)
Curtailment gain	-	(1.8)	-	-
Net periodic pension cost (benefit)	$5.8	$5.6	$(0.4)	$(0.3)

In the second quarter of 2015, the Company recognized a $1.8 million curtailment gain due to the disposal of the U.K. motor business.  Included in the table above in recognized net actuarial loss was an equal and offsetting expense.

8. Other Comprehensive Income

The following table provides changes in other comprehensive income.

	Three Months Ended June 30,
	2016			2015
		Tax			Tax
		Benefit	Net of		Benefit	Net of
(in millions)	Pre-Tax	(Expense)	Tax	Pre-Tax	(Expense)	Tax
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during period	$124.1	$(43.3)	$80.8	$(128.2)	$44.8	$(83.4)
Amount of realized gains from sales and other	(4.5)	(2.5)	(7.0)	(14.4)	1.9	(12.5)
Portion of other-than-temporary impairment losses
recognized in earnings	5.0	(1.8)	3.2	1.9	(0.7)	1.2
Net unrealized gains (losses)	124.6	(47.6)	77.0	(140.7)	46.0	(94.7)
Pension and postretirement benefits:
Net actuarial losses and prior service cost
arising in the period	-	-	-	(4.2)	0.9	(3.3)
Amortization of net actuarial loss and prior service
cost recognized as net periodic benefit cost	2.5	(0.8)	1.7	4.7	(1.3)	3.4
Net pension and postretirement benefits	2.5	(0.8)	1.7	0.5	(0.4)	0.1
Cumulative foreign currency translation adjustment:
Foreign currency translation recognized during
the period	(1.1)	0.4	(0.7)	11.9	(4.2)	7.7
Other comprehensive income (loss)	$126.0	$(48.0)	$78.0	$(128.3)	$41.4	$(86.9)

	Six Months Ended June 30,
	2016			2015
		Tax			Tax
		Benefit	Net of		Benefit	Net of
(in millions)	Pre-Tax	(Expense)	Tax	Pre-Tax	(Expense)	Tax
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during period	$282.0	$(98.6)	$183.4	$(73.5)	$25.7	$(47.8)
Amount of realized gains from sales and other	(27.3)	0.6	(26.7)	(26.4)	3.3	(23.1)
Portion of other-than-temporary impairment losses
recognized in earnings	25.9	(9.1)	16.8	4.6	(1.6)	3.0
Net unrealized gains (losses)	280.6	(107.1)	173.5	(95.3)	27.4	(67.9)
Pension and postretirement benefits:
Net actuarial losses and prior service cost
arising in the period	-	-	-	(1.2)	(0.2)	(1.4)
Amortization of net actuarial loss and prior service
cost recognized as net periodic benefit cost	5.0	(1.7)	3.3	7.3	(2.2)	5.1
Net pension and postretirement benefits	5.0	(1.7)	3.3	6.1	(2.4)	3.7
Cumulative foreign currency translation adjustment:
Foreign currency translation recognized during
the period	(2.0)	0.7	(1.3)	(3.4)	1.2	(2.2)
Other comprehensive income (loss)	$283.6	$(108.1)	$175.5	$(92.6)	$26.2	$(66.4)

Reclassifications out of accumulated other comprehensive income were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(in millions)	2016	2015	2016	2015

	Amount Reclassified from
Details about Accumulated Other	Accumulated Other				Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income				Where Net Income is Presented
Unrealized gains on available-for-sale
securities	$4.5	$14.4	$27.3	$26.4	Net realized gains from sales and other
					Net other-than-temporary impairment
	(5.0)	(1.9)	(25.9)	(4.6)	losses on investments recognized in earnings
	(0.5)	12.5	1.4	21.8	Total before tax
	4.3	(1.2)	8.5	(1.7)	Tax benefit (expense)
	3.8	11.3	9.9	20.1	Net of tax
Amortization of defined benefit pension					Loss adjustment expenses and other
and postretirement plans	(2.5)	(4.7)	(5.0)	(7.3)	operating expenses
	0.8	1.3	1.7	2.2	Tax benefit
	(1.7)	(3.4)	(3.3)	(5.1)	Net of tax
Total reclassifications for the period	$2.1	$7.9	$6.6	$15.0	Benefit to income, net of tax

The amount reclassified from accumulated other comprehensive income for the pension and postretirement benefits was allocated approximately 40% to loss adjustment expenses and 60% to other operating expenses for the six months ended June 30, 2016 and 2015.

9. Segment Information

The Company’s primary business operations include insurance products and services provided through four operating segments. The domestic operating segments are Commercial Lines, Personal Lines and Other, and the Company’s international operating segment is Chaucer. Commercial Lines includes commercial multiple peril, commercial automobile, workers’ compensation, and other commercial coverages, such as inland marine, specialty program business, management and professional liability and surety. Personal Lines includes personal automobile, homeowners and other personal coverages. Chaucer includes marine and aviation, property, energy, casualty and other coverages (which includes international liability, specialist coverages, and syndicate participations), and U.K. motor. Effective June 30, 2015, the Company transferred its U.K. motor business to an unaffiliated party. Accordingly, results from the Chaucer segment no longer include this business subsequent to June 30, 2015. Included in Other are Opus Investment Management, Inc., which markets investment management services to institutions, pension funds and other organizations; earnings on holding company assets; and, a discontinued voluntary pools business. The separate financial information is presented consistent with the way results are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company reports interest expense related to debt separately from the earnings of its operating segments. This consists of interest on the Company’s senior debentures, subordinated debentures, collateralized borrowings with the Federal Home Loan Bank of Boston, and letter of credit facility. Management evaluates the results of the aforementioned segments based on operating income before taxes, which also excludes interest expense on debt. Operating income before taxes excludes certain items which are included in net income, such as net realized investment gains and losses. Such gains and losses are excluded since they are determined by interest rates, financial markets and the timing of sales. Also, operating income before taxes excludes net gains and losses on disposals of business assets, gains and losses related to the repayment of debt, discontinued operations, costs to acquire businesses, restructuring costs, the cumulative effect of accounting changes and certain other items. Although the items excluded from operating income before taxes may be important components in understanding and assessing the Company’s overall financial performance, management believes that the presentation of operating income before taxes enhances an investor’s understanding of the Company’s results of operations by highlighting net income attributable to the core operations of the business. However, operating income before taxes should not be construed as a substitute for income before income taxes and operating income should not be construed as a substitute for net income.

Summarized below is financial information with respect to the Company’s business segments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
Operating revenues:
Commercial Lines	$616.1	$598.8	$1,228.8	$1,185.5
Personal Lines	384.5	377.7	763.3	751.7
Chaucer	219.8	306.3	452.9	632.8
Other	2.3	1.7	3.8	3.8
Total	1,222.7	1,284.5	2,448.8	2,573.8
Net realized investment gains	(0.7)	12.6	0.8	22.0
Total revenues	$1,222.0	$1,297.1	$2,449.6	$2,595.8
Operating income (loss) before interest expense and income taxes:
Commercial Lines:
Underwriting income	$5.1	$8.5	$8.8	$2.6
Net investment income	39.1	39.4	78.5	78.0
Other (expenses) income	(0.2)	0.3	(0.6)	(1.2)
Commercial Lines operating income	44.0	48.2	86.7	79.4
Personal Lines:
Underwriting income	29.3	13.0	57.9	16.4
Net investment income	17.1	18.3	34.5	36.2
Other income	1.0	0.8	2.1	1.8
Personal Lines operating income	47.4	32.1	94.5	54.4
Chaucer:
Underwriting (loss) income	(6.5)	27.5	16.0	63.1
Net investment income	11.3	12.0	22.0	24.3
Other income	0.7	2.5	1.2	3.8
Chaucer operating income	5.5	42.0	39.2	91.2
Other:
Underwriting loss	(0.6)	(0.7)	(1.3)	(1.4)
Net investment income	1.6	1.0	2.4	2.3
Other net expenses	(3.2)	(3.1)	(6.4)	(6.0)
Other operating loss	(2.2)	(2.8)	(5.3)	(5.1)
Operating income before interest expense and income taxes	94.7	119.5	215.1	219.9
Interest on debt	(15.6)	(15.0)	(30.3)	(31.1)
Operating income before income taxes	79.1	104.5	184.8	188.8
Non-operating income items:
Net realized investment (losses) gains	(0.7)	12.6	0.8	22.0
Net gain on disposal of U.K. motor business	0.4	37.7	1.2	37.7
Net loss from repayment of debt	(86.1)	(1.8)	(86.1)	(18.5)
Other non-operating items	0.2	(0.4)	0.3	(0.4)
Income (loss) before income taxes	$(7.1)	$152.6	$101.0	$229.6

The Company recognized approximately $9 million in net foreign currency transaction losses and approximately $11 million in net foreign currency transaction gains in the Statements of Income during the three months ended June 30, 2016 and 2015, respectively. The Company recognized approximately $21 million in net foreign currency transaction losses and approximately $15 million in net foreign currency transaction gains in the Statements of Income during the six months ended June 30, 2016 and 2015, respectively.

The following table provides identifiable assets for the Company’s business segments and discontinued operations:

	June 30, 2016	December 31, 2015

(in millions)	Identifiable Assets
U.S. Companies	$9,907.6	$9,616.0
Chaucer	4,175.8	4,082.2
Discontinued operations	80.2	83.0
Total	$14,163.6	$13,781.2

The Company reviews the assets of its U.S. Companies collectively and does not allocate them between the Commercial Lines, Personal Lines and Other segments.

10. Stock-based Compensation

As of June 30, 2016, there were 4,934,810 shares, 2,420,768 shares and 705,382 shares available for grant under The Hanover Insurance Group 2014 Long-Term Incentive Plan, The Hanover Insurance Group 2014 Employee Stock Purchase Plan and the Chaucer Share Incentive Plan, respectively.

Compensation cost for the Company’s stock-based awards and the related tax benefits were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Stock-based compensation expense	$2.7	$4.2	$5.5	$7.5
Tax benefit	(0.9)	(1.4)	(1.9)	(2.6)
Stock-based compensation expense, net of taxes	$1.8	$2.8	$3.6	$4.9

Stock Options

Information on the Company’s stock option plans is summarized below.

	Six Months Ended June 30,
	2016		2015
(in whole shares and dollars)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	1,619,948	$56.57	2,236,620	$46.61
Granted	524,940	82.74	659,850	70.28
Exercised	(495,242)	48.57	(204,444)	44.29
Forfeited or cancelled	(161,207)	66.80	(90,137)	51.52
Outstanding, end of period	1,488,439	67.36	2,601,889	52.63

Restricted Stock Units

The following tables summarize activity information about employee restricted stock units:

	Six Months Ended June 30,
	2016		2015
(in whole shares and dollars)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Time-based restricted stock units:
Outstanding, beginning of period	301,897	$54.54	384,923	$45.63
Granted	141,949	83.47	92,409	70.61
Vested	(135,863)	42.44	(95,787)	41.56
Forfeited	(18,831)	67.15	(20,988)	48.90
Outstanding, end of period	289,152	73.61	360,557	52.93

Performance-based and market-based restricted stock units:
Outstanding, beginning of period	196,142	$47.89	218,338	$44.24
Granted	118,736	73.14	82,025	48.55
Vested	(144,141)	41.11	(77,854)	38.82
Forfeited	(56,500)	63.52	(14,451)	44.68
Outstanding, end of period	114,237	74.97	208,058	47.93

In the first six months of 2016 and 2015, the Company granted market-based awards totaling 79,153 and 80,738, respectively, to certain members of senior management, which are included in the table above as performance and market-based restricted stock activity. The vesting of these stock units is based on the relative total shareholder return (“TSR”) of the Company. This metric is generally based on relative TSR for a three-year period as compared to a pre-selected group of property and casualty companies. The fair value of market-based awards was estimated at the date of grant using a valuation model. These units have the potential to range from 0% to 150% of the shares disclosed. Included in the amount granted above in 2016 are 30,453 shares related to market-based awards that achieved a payout in excess of 100%. These awards vested in the first six months of 2016.

Performance-based restricted stock units are based upon the achievement of the performance metric at 100%. These units have the potential to range from 0% to 200% of the shares disclosed, which varies based on grant year and individual participation level. Increases above the 100% target level are reflected as granted in the period in which performance-based stock unit goals are achieved. Decreases below the 100% target level are reflected as forfeited. Included in the amounts granted above for the performance-based restricted stock units are 1,949 shares related to awards that a performance metric in excess of 100% was achieved. These awards vested in the first six months of 2016.

11. Earnings Per Share and Shareholders’ Equity Transactions

The following table provides weighted average share information used in the calculation of the Company’s basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(in millions, except per share data)	2016	2015	2016	2015
Basic shares used in the calculation of earnings per share	43.0	44.2	43.0	44.2
Dilutive effect of securities:
Employee stock options	0.3	0.5	0.3	0.5
Non-vested stock grants	0.1	0.3	0.2	0.4
Diluted shares used in the calculation of earnings per share	43.4	45.0	43.5	45.1
Per share effect of dilutive securities on income from continuing operations	$-	$(0.05)	$(0.02)	$(0.08)
Per share effect of dilutive securities on net income	$-	$(0.05)	$(0.03)	$(0.08)

Diluted earnings per share for the three and six months ended June 30, 2016 and 2015 excludes 0.2 million and 0.7 million, respectively, of common shares issuable under the Company’s stock compensation plans because their effect would be antidilutive.

The Company’s Board of Directors has authorized aggregate repurchases of the Company’s common stock of up to $900 million. Under the repurchase authorizations, the Company may repurchase, from time to time, common shares in amounts, at prices and at such times as the Company deems appropriate, subject to market conditions and other considerations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. The Company is not required to purchase any specific number of shares or to make purchases by any certain date under this program. During the first six months of 2016, the Company purchased 0.8 million shares of the Company’s common stock at a cost of $67.5 million.

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

Results of operations include the accounts of The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America (“Citizens”), our principal U.S. domiciled property and casualty companies; Chaucer Holdings Limited (“Chaucer”), our United Kingdom (“U.K.”) domiciled specialist insurance underwriting group which operates through the Society and Corporation of Lloyd’s (“Lloyd’s”); and certain other insurance and non-insurance subsidiaries. Results of operations include our discontinued operations, consisting primarily of our former life insurance businesses and our accident and health business.

Executive Overview

Business operations consist of four operating segments: Commercial Lines, Personal Lines, Chaucer and Other.

Net income for the six month period ended June 30, 2016 was $80.2 million. Net income was adversely affected by prepayment charges of $56.0 million, net of tax, which we paid in the second quarter in connection with the redemption of $380.0 million in higher coupon debt following our successful issuance of a $375 million 4.50% senior note offering.

Operating income before interest expense and income taxes was $215.1 million for the six months ended June 30, 2016, compared to $219.9 million in the same period in 2015, a decrease of $4.8 million. This decrease is primarily due to a change in development on prior years’ loss and loss adjustment expense (“LAE”) reserves (“prior years’ loss reserves”). Unfavorable development on prior years’ loss reserves was $5.0 million for the six months ended June 30, 2016, compared to favorable development of $53.8 million during the same period of 2015. As explained later in this document, a portion of this change is attributable to the effect of foreign exchange fluctuations. Partially offsetting this decrease were lower catastrophe and current accident year losses. Pre-tax catastrophe losses were $82.2 million for the six months ended June 30, 2016, compared to $108.8 million during the same period of 2015.

Pricing in our Commercial and Personal Lines remains positive as we continue to respond to reduced investment income as a result of low interest rates, and other factors. We are continuing efforts to improve our underwriting results in both our Commercial and Personal Lines segments, through rate increases and improvements to our mix of business. At Chaucer, we continue to experience significant competitive pressure on rates. In response to these challenging market conditions, we continue to actively manage Chaucer’s underwriting portfolio, using our expertise, distinctive underwriting capabilities and market knowledge to target specific attractive underwriting opportunities.

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

We believe these efforts have driven, and will continue to drive, improvement in our overall mix of business and our underwriting profitability. Commercial Lines net premiums written grew by 2.9% in the first six months of 2016, driven by both our core commercial and specialty businesses. This growth is primarily due to rate and exposure increases, strong retention and targeted new business expansion.

Underwriting results improved in the first six months of 2016, as compared to the same period in 2015, due to improved current accident year loss performance, and lower catastrophe losses, partially offset by higher unfavorable prior year development. The competitive nature of the Commercial Lines market requires us to be highly disciplined in our underwriting process to ensure that we write business at acceptable margins, and we continue to seek rate increases across our lines of business.

Personal Lines

Personal Lines focuses on partnering with high quality, value-oriented agencies that deliver consultative selling and stress the importance of account rounding (the conversion of single policy customers to accounts with multiple policies and additional coverages). Approximately 81% of our policies in force are account business. We are focused on making investments that help maintain profitability, build a distinctive position in the market, diversify us geographically from our largest historical core states of Michigan, Massachusetts and New York, and provide us with profitable growth opportunities.

Net premiums written grew by 3.9% in the first six months of 2016, primarily due to increased rates in both the homeowners and personal automobile lines, as well as improved retention and new business trends. Underwriting results also improved in the first six months of 2016, as compared to the same period in 2015, primarily due to lower catastrophe losses and improved current accident year loss performance. We continue to seek rate increases in excess of underlying loss cost trends, subject to regulatory and competitive considerations.

Chaucer

Chaucer deploys specialist underwriters in over 30 major insurance and reinsurance classes, including marine and aviation, property, energy, casualty and other coverages. We obtain business through Lloyd’s, the leading international insurance and reinsurance market, which provides us with access to specialist business in over 200 countries and territories worldwide through its international licenses, brand reputation and strong security rating. Our underwriting strength, diverse portfolio and Lloyd’s membership underpin our ability to actively manage the scale, composition and profitable development of this business.

Underwriting results declined in the first six months of 2016, as compared to the same period in 2015, primarily due to higher large losses in the political risk line, as well as in trade credit coverages related to poor market conditions and underlying commodity price-sensitive accounts. Additionally, underwriting results declined due to lower favorable development on prior years’ loss reserves, including the effect of foreign exchange fluctuations, and higher catastrophe losses. Excluding the U.K. motor business, which was transferred effective June 30, 2015, Chaucer’s gross premiums written declined by 5.8% in the first six months of 2016, primarily due to lower premium volumes in our energy line, where underwriting conditions deteriorated further as a result of the continued low oil prices. On a net basis, written premiums for the first six months of 2016 declined 12.8% in comparison to the first six months of 2015, primarily due to a planned increase in ceded reinsurance premiums as we continue to manage our overall underwriting risk given the challenging market conditions.

Description of Operating Segments

Primary business operations include insurance products and services currently provided through four operating segments. Our domestic operating segments are Commercial Lines, Personal Lines, and Other. Our international operating segment is Chaucer. Commercial Lines includes commercial multiple peril, commercial automobile, workers’ compensation and other commercial coverages, such as specialty program business, inland marine, management and professional liability and surety. Personal Lines includes personal automobile, homeowners and other personal coverages. Chaucer includes marine and aviation, property, energy, casualty and other coverages (which includes international liability, specialist coverages, and syndicate participations), and U.K. motor. Effective June 30, 2015, we transferred our U.K. motor business to an unaffiliated U.K.-based insurance provider. Accordingly, results of the Chaucer segment no longer include this business subsequent to June 30, 2015. Included in the “Other” segment are Opus Investment Management, Inc., which markets investment management services to institutions, pension funds and other organizations; earnings on holding company assets; and, a discontinued voluntary pools business. We present the separate financial information of each segment consistent with the manner in which our chief operating decision maker evaluates results in deciding how to allocate resources and in assessing performance.

We report interest expense on debt separately from the earnings of our operating segments. This consists of interest on our senior debentures, subordinated debentures, collateralized borrowings with the Federal Home Loan Bank of Boston (“FHLBB”), and letter of credit facility.

Results of Operations – Consolidated

Consolidated net income for the three months ended June 30, 2016 was $2.0 million, compared to $120.7 million for the three months ended June 30, 2015. The decrease of $118.7 million is primarily due to two large non-operating items, totaling $96.3 million. First, we recognized a loss from the repayment of debt of $56.0 million, net of tax, in the three months ended June 30, 2016. Second, consolidated net income for the three months ended June 30, 2015 included a $40.3 million net gain on the 2015 disposal of our U.K. motor business. Also contributing to the decrease in consolidated net income was a change in net realized investment results during the quarter, from a $12.6 million gain in 2015 to a loss of $0.7 million in 2016. Operating income for the three months ended June 30, 2016 was $54.0 million, compared to $70.4 million for the three months ended June 30, 2015. This decrease is primarily due to an unfavorable change in development on prior years’ loss reserves, as well as higher catastrophe losses and other large losses at Chaucer. This was partially offset by improved current accident year loss performance, primarily in our domestic segments.

Consolidated net income for the six months ended June 30, 2016 was $80.2 million, compared to $175.6 million for the six months ended June 30, 2015. The decrease of $95.4 million is primarily due to the aforementioned two large non-operating items. Also contributing to the decrease in consolidated net income was a decrease in net realized investment gains of $21.2 million, primarily due to increased impairments in 2016. Operating income for the six months ended June 30, 2016 was $125.5 million, compared to $127.5 million for the six months ended June 30, 2015.

The following table reflects operating income, a non-GAAP measure, for each operating segment and a reconciliation of operating income to consolidated net income.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
Operating income (loss) before interest expense and income taxes:
Commercial Lines	$44.0	$48.2	$86.7	$79.4
Personal Lines	47.4	32.1	94.5	54.4
Chaucer	5.5	42.0	39.2	91.2
Other	(2.2)	(2.8)	(5.3)	(5.1)
Operating income before interest expense and income taxes	94.7	119.5	215.1	219.9
Interest expense on debt	(15.6)	(15.0)	(30.3)	(31.1)
Operating income before income taxes	79.1	104.5	184.8	188.8
Income tax expense on operating income	(25.1)	(34.1)	(59.3)	(61.3)
Operating income	54.0	70.4	125.5	127.5
Gain on disposal of U.K. motor business, net of tax	0.3	40.3	0.9	40.3
Other non-operating items:
Net realized investment (losses) gains	(0.7)	12.6	0.8	22.0
Net loss from repayment of debt	(86.1)	(1.8)	(86.1)	(18.5)
Other	0.2	(0.4)	0.3	(0.4)
Income tax benefit (expense) on non-operating items	34.2	(0.2)	38.6	4.9
Income from continuing operations, net of taxes	1.9	120.9	80.0	175.8
Net gain (loss) from discontinued operations, net of taxes	0.1	(0.2)	0.2	(0.2)
Net income	$2.0	$120.7	$80.2	$175.6

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

The following table summarizes the results of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
Operating revenues
Net premiums written	$1,221.6	$1,156.0	$2,365.9	$2,371.1
Net premiums earned	1,145.5	1,205.8	2,296.8	2,416.8
Net investment income	69.1	70.7	137.4	140.8
Other income	8.1	8.0	14.6	16.2
Total operating revenues	1,222.7	1,284.5	2,448.8	2,573.8
Losses and operating expenses
Losses and LAE	729.7	744.9	1,429.3	1,518.0
Amortization of deferred acquisition costs	254.4	262.0	513.5	522.6
Other operating expenses	143.9	158.1	290.9	313.3
Total losses and operating expenses	1,128.0	1,165.0	2,233.7	2,353.9
Operating income before interest expense and income taxes	$94.7	$119.5	$215.1	$219.9

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Operating income before interest expense and income taxes was $94.7 million in the three months ended June 30, 2016, compared to $119.5 million for the three months ended June 30, 2015, a decrease of $24.8 million. This decrease is primarily due to a change in development on prior years’ loss reserves. Unfavorable development on prior years’ loss reserves was $15.0 million in the quarter, compared to favorable development of $28.6 million in the same period in 2015, an unfavorable change of $43.6 million, including the effect of foreign exchange fluctuations. Additionally, we experienced unfavorable current accident year loss performance and higher catastrophe losses at Chaucer. Overall catastrophe related activity in the quarter was $51.0 million, compared to $46.5 million in the same period of 2015, an increase of $4.5 million. These decreases in operating income were partially offset by improved current accident year loss performance in domestic property coverages, principally in our commercial multiple peril and inland marine lines.

Net premiums written increased by $65.6 million in the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Pursuant to the U.K. motor transaction on June 30, 2015, Chaucer transferred $137.4 million of premiums written, resulting in an overall negative $60.7 million of net premium written for the U.K. motor line for the three months ended June 30, 2015. Excluding the effect of the U.K. motor business, net premiums written increased by $4.9 million, primarily due to growth in our domestic lines, partially offset by an increase in ceded reinsurance premiums for Chaucer.

Production and Underwriting Results

The following table summarizes premiums written on a gross and net basis, net premiums earned and loss, LAE, expense and combined ratios for the Commercial Lines, Personal Lines and Chaucer segments. Loss, LAE, catastrophe loss and combined ratios shown below include prior year reserve development. These items are not meaningful for our Other segment.

	Three Months Ended June 30, 2016
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$662.9	$579.9	$574.7	4.5	62.8	36.1	98.9
Personal Lines	416.6	395.3	364.7	3.1	64.0	27.3	91.3
Chaucer	322.5	246.4	206.1	6.7	65.6	37.6	103.2
Total	$1,402.0	$1,221.6	$1,145.5	4.5	63.7	33.6	97.3

	Three Months Ended June 30, 2015
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$642.7	$569.1	$557.0	4.2	62.2	36.1	98.3
Personal Lines	401.8	378.3	356.7	5.9	67.8	27.9	95.7
Chaucer	390.0	208.6	292.1	0.8	53.5	37.1	90.6
Total	$1,434.5	$1,156.0	$1,205.8	3.9	61.8	33.9	95.7

The following table summarizes net premiums written, and loss and LAE and catastrophe loss ratios by line of business for the Commercial Lines and Personal Lines segments. Loss and LAE and catastrophe loss ratios include prior year reserve development.

	Three Months Ended June 30,
	2016			2015
(dollars in millions)	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios
Commercial Lines:
Commercial multiple peril	$191.6	63.3	9.1	$182.7	57.7	6.5
Commercial automobile	78.0	75.1	0.5	76.8	74.1	1.2
Workers’ compensation	66.7	59.0	-	62.1	65.9	-
Other commercial	243.6	59.6	3.3	247.5	60.7	4.5
Total Commercial Lines	$579.9	62.8	4.5	$569.1	62.2	4.2
Personal Lines:
Personal automobile	$245.1	69.5	0.4	$232.9	69.1	0.5
Homeowners	140.1	54.6	7.9	135.1	67.8	15.6
Other personal	10.1	58.7	2.1	10.3	37.7	2.0
Total Personal Lines	$395.3	64.0	3.1	$378.3	67.8	5.9

The following table summarizes premiums written on a gross and net basis and net premiums earned by line of business for the Chaucer segment.

	Three Months Ended June 30,
	2016			2015
(in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Chaucer:
Marine and aviation	$85.8	$66.4	$62.7	$81.8	$69.4	$69.9
U.K. motor	-	-	-	65.9	(60.7)	65.2
Property	91.4	61.5	36.6	88.3	67.7	43.0
Energy	63.1	45.1	30.6	68.0	54.8	43.1
Casualty and other	82.2	73.4	76.2	86.0	77.4	70.9
Total Chaucer	$322.5	$246.4	$206.1	$390.0	$208.6	$292.1

The following table summarizes underwriting results for the Commercial Lines, Personal Lines, Chaucer and Other segments and reconciles it to operating income.

	Three Months Ended June 30,
	2016					2015
(in millions)	Commercial Lines	Personal Lines	Chaucer	Other	Total	Commercial Lines	Personal Lines	Chaucer	Other	Total
Underwriting profit (loss), excluding prior year reserve development and catastrophes	$53.1	$41.4	$(0.9)	$(0.3)	$93.3	$37.7	$32.0	$(3.1)	$(0.4)	$66.2
Prior year favorable (unfavorable) loss and LAE reserve development on non-catastrophe losses	(22.1)	(0.9)	8.3	(0.3)	(15.0)	(6.0)	1.9	33.0	(0.3)	28.6
Prior year favorable (unfavorable) catastrophe development	0.7	(1.5)	12.1	-	11.3	0.6	(4.5)	4.6	-	0.7
Current year catastrophe losses	(26.6)	(9.7)	(26.0)	-	(62.3)	(23.8)	(16.4)	(7.0)	-	(47.2)
Underwriting profit (loss)	5.1	29.3	(6.5)	(0.6)	27.3	8.5	13.0	27.5	(0.7)	48.3
Net investment income	39.1	17.1	11.3	1.6	69.1	39.4	18.3	12.0	1.0	70.7
Fees and other income	2.3	2.7	2.4	0.7	8.1	2.4	2.7	2.2	0.7	8.0
Other operating (expenses) income	(2.5)	(1.7)	(1.7)	(3.9)	(9.8)	(2.1)	(1.9)	0.3	(3.8)	(7.5)
Operating income (loss) before interest expense and income taxes	$44.0	$47.4	$5.5	$(2.2)	$94.7	$48.2	$32.1	$42.0	$(2.8)	$119.5

Commercial Lines

Commercial Lines net premiums written were $579.9 million in the three months ended June 30, 2016, compared to $569.1 million in the three months ended June 30, 2015. This $10.8 million increase was primarily driven by pricing increases, strong retention, and targeted new business expansion.

Commercial Lines underwriting profit for the three months ended June 30, 2016 was $5.1 million, compared to $8.5 million for the three months ended June 30, 2015, a decrease of $3.4 million. Catastrophe-related losses for the three months ended June 30, 2016 were $25.9 million, compared to $23.2 million for the three months ended June 30, 2015, an increase of $2.7 million. Unfavorable development on prior years’ loss reserves for the three months ended June 30, 2016 was $22.1 million, compared to $6.0 million for the three months ended June 30, 2015, an increase of $16.1 million, primarily in our commercial multiple peril liability coverages.

Commercial Lines current accident year underwriting profit, excluding catastrophes, was $53.1 million for the three months ended June 30, 2016, compared to $37.7 million for the three months ended June 30, 2015. This $15.4 million increase was primarily due to an improvement in current accident year loss performance, primarily due to property coverages in our commercial multiple peril and inland marine lines.

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

Personal Lines

Personal Lines net premiums written were $395.3 million in the three months ended June 30, 2016, compared to $378.3 million in the three months ended June 30, 2015, an increase of $17.0 million. This was primarily due to increased rates in both our personal automobile and homeowners lines of business, as well as improved retention and new business trends.

Net premiums written in the personal automobile line of business for the three months ended June 30, 2016 were $245.1 million compared to $232.9 million for the three months ended June 30, 2015, an increase of $12.2 million. This was primarily due to rate increases, which offset a decline in policies in force of 2.3%. Net premiums written in the homeowners line of business for the three months ended June 30, 2016 were $140.1 million compared to $135.1 million for the three months ended June 30, 2015, an increase of $5.0 million. This is attributable to rate increases, which offset a decline in policies in force of 1.0%. Since December 31, 2015, policies in force have remained relatively consistent in both the homeowners and personal automobile lines.

Personal Lines underwriting profit for the three months ended June 30, 2016 was $29.3 million, compared to $13.0 million for the three months ended June 30, 2015, an improvement of $16.3 million. Catastrophe losses for the three months ended June 30, 2016 were $11.2 million, compared to $20.9 million for the three months ended June 30, 2015, a decrease of $9.7 million.  Unfavorable development on prior years’ loss reserves for the three months ended June 30, 2016 was $0.9 million, compared to favorable development of $1.9 million for the three months ended June 30,  2015, a change of $2.8 million.

Personal Lines current accident year underwriting profit, excluding catastrophes, was $41.4 million in the three months ended June 30, 2016, compared to $32.0 million for the three months ended June 30, 2015. This $9.4 million improvement was primarily a result of lower weather-related property losses, primarily in our homeowners line, as well as rate increases.

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

Chaucer

Chaucer’s gross premiums written were $322.5 million for the three months ended June 30, 2016, compared to $390.0 million for the three months ended June 30, 2015. Excluding the U.K. motor business, Chaucer’s gross premiums written declined by 0.5% in the three months ended June 30, 2016. Chaucer’s net premiums written were $246.4 million for the three months ended June 30, 2016, compared to $208.6 million for the three months ended June 30, 2015. Excluding the U.K. motor business, net premiums written declined by $22.9 million or 8.5%, primarily due to an increase in ceded reinsurance premiums as we continue to manage our overall underwriting risk given the challenging market conditions.

Chaucer’s underwriting loss for the three months ended June 30, 2016 was $6.5 million, compared to an underwriting profit of $27.5 million for the three months ended June 30, 2015, a decrease of $34.0 million. This decrease is primarily due to lower favorable development on prior year loss reserves and higher catastrophe losses. Favorable development on prior years’ loss reserves for the three months ended June 30, 2016 was $8.3 million, compared to favorable development of $33.0 million for the three months ended June 30, 2015, a decrease of $24.7 million, including the effect of foreign exchange fluctuations (See “Foreign Exchange” section below for further discussion). Catastrophe losses for the three months ended June 30, 2016 were $13.9 million, compared to $2.4 million for the three months ended June 30, 2015, an increase of $11.5 million.

Chaucer’s current accident year underwriting loss, excluding catastrophes, was $0.9 million in the three months ended June 30, 2016, compared to $3.1 million for the three months ended June 30, 2015. This $2.2 million improvement was primarily due to lower expenses principally driven by the effect of foreign exchange fluctuations (See “Foreign Exchange” section below for further discussion), partially offset by higher current accident year losses. The increase in current accident year losses was due to large losses in the political risk line, as well as in trade credit coverages related to poor market conditions and underlying commodity price-sensitive accounts in our marine line of business, partially offset by lower large losses in our energy line.

The international insurance industry continues to experience significant competition. High industry capacity and a continued reduced frequency of major losses are adversely affecting pricing and underwriting conditions in many of our markets. There can be no assurance that we will be able to maintain adequate rates in light of economic and regulatory conditions in our markets. Additionally, because of the inherently volatile nature of losses in many of our product lines, as evidenced by the recent trend of elevated losses in our marine line, particularly in the political risk and trade credit coverages, we may continue to experience large losses or an elevated level of losses from these or other product lines.

Other

Other operating loss was $2.2 million for the three months ended June 30, 2016, compared to $2.8 million for the three months ended June 30, 2015, a change of $0.6 million.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Operating income before interest expense and income taxes was $215.1 million in the six months ended June 30, 2016, compared to $219.9 million for the six months ended June 30, 2015, a decrease of $4.8 million. This decrease is primarily due to a change in development on prior years’ loss reserves. Unfavorable development on prior years’ loss reserves was $5.0 million in the six months ended June 30, 2016, compared to favorable development of $53.8 million in the same period in 2015, an unfavorable change of $58.8 million, including the effect of foreign exchange fluctuations. This was partially offset by a decrease in catastrophe losses. Catastrophe related activity in the six months ended June 30, 2016 was $82.2 million, compared to $108.8 million in the same period of 2015, a decrease of $26.6 million. Additionally, we experienced lower current accident year losses in our Commercial Lines and Personal Lines segments.

Net premiums written declined by $5.2 million in the six months ended June 30, 2016 compared to the same period in 2015. This decline was primarily a result of an increase in ceded reinsurance premiums in the Chaucer business and to lower premium volumes in Chaucer’s energy lines, partially offset by growth in our domestic lines.

Production and Underwriting Results

The following table summarizes premiums written on a gross and net basis, net premiums earned and loss, LAE, expense and combined ratios for the Commercial Lines, Personal Lines and Chaucer segments. Loss, LAE, catastrophe loss and combined ratios shown below include prior year reserve development. These items are not meaningful for our Other segment.

	Six Months Ended June 30, 2016
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$1,343.0	$1,184.2	$1,146.1	3.9	62.8	36.2	99.0
Personal Lines	773.4	732.3	723.3	3.2	63.6	27.7	91.3
Chaucer	660.6	449.4	427.4	3.4	58.0	38.3	96.3
Total	$2,777.0	$2,365.9	$2,296.8	3.6	62.3	33.9	96.2

	Six Months Ended June 30, 2015
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$1,298.9	$1,151.0	$1,103.2	5.2	63.4	36.2	99.6
Personal Lines	750.9	704.7	709.6	6.5	69.2	27.8	97.0
Chaucer	840.7	515.4	604.0	0.9	54.1	35.5	89.6
Total	$2,890.5	$2,371.1	$2,416.8	4.5	62.8	33.6	96.4

The following table summarizes net premiums written, and loss and LAE and catastrophe loss ratios by line of business for the Commercial Lines and Personal Lines segments. Loss and LAE and catastrophe loss ratios include prior year reserve development.

	Six Months Ended June 30,
	2016			2015
(dollars in millions)	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios
Commercial Lines:
Commercial multiple peril	$389.6	61.9	7.8	$368.5	62.4	10.1
Commercial automobile	157.2	75.2	0.6	155.9	75.0	0.5
Workers’ compensation	148.8	59.3	-	141.5	63.5	-
Other commercial	488.6	60.7	3.0	485.1	60.5	4.3
Total Commercial Lines	$1,184.2	62.8	3.9	$1,151.0	63.4	5.2
Personal Lines:
Personal automobile	$467.6	70.6	0.3	$449.2	71.1	0.3
Homeowners	246.5	52.2	8.3	237.1	68.3	17.9
Other personal	18.2	51.0	1.6	18.4	39.1	2.0
Total Personal Lines	$732.3	63.6	3.2	$704.7	69.2	6.5
The following table summarizes premiums written on a gross and net basis and net premiums earned by line of business for the Chaucer segment.

	Six Months Ended June 30,
	2016			2015
(in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Chaucer:
Marine and aviation	$196.2	$138.2	$128.2	$196.1	$153.8	$142.8
U.K. motor	-	-	-	139.6	(8.3)	135.4
Property	175.1	93.1	71.1	180.3	113.7	83.2
Energy	102.9	57.4	75.6	133.8	85.7	98.9
Casualty and other	186.4	160.7	152.5	190.9	170.5	143.7
Total Chaucer	$660.6	$449.4	$427.4	$840.7	$515.4	$604.0

The following table summarizes underwriting results for the Commercial Lines, Personal Lines, Chaucer and Other segments and reconciles it to operating income.

	Six Months Ended June 30,
	2016					2015
(in millions)	Commercial Lines	Personal Lines	Chaucer	Other	Total	Commercial Lines	Personal Lines	Chaucer	Other	Total
Underwriting profit (loss), excluding prior year reserve development and catastrophes	$95.8	$81.1	$(7.6)	$(0.7)	$168.6	$66.6	$58.7	$11.2	$(0.8)	$135.7
Prior year favorable (unfavorable) loss and LAE reserve development on non-catastrophe losses	(42.2)	(0.2)	38.0	(0.6)	(5.0)	(6.9)	4.1	57.2	(0.6)	53.8
Prior year favorable (unfavorable) catastrophe development	1.0	(2.8)	21.8	-	20.0	6.1	(7.1)	4.9	-	3.9
Current year catastrophe losses	(45.8)	(20.2)	(36.2)	-	(102.2)	(63.2)	(39.3)	(10.2)	-	(112.7)
Underwriting profit (loss)	8.8	57.9	16.0	(1.3)	81.4	2.6	16.4	63.1	(1.4)	80.7
Net investment income	78.5	34.5	22.0	2.4	137.4	78.0	36.2	24.3	2.3	140.8
Fees and other income	4.2	5.5	3.5	1.4	14.6	4.3	5.9	4.5	1.5	16.2
Other operating (expenses) income	(4.8)	(3.4)	(2.3)	(7.8)	(18.3)	(5.5)	(4.1)	(0.7)	(7.5)	(17.8)
Operating income (loss) before interest expense and income taxes	$86.7	$94.5	$39.2	$(5.3)	$215.1	$79.4	$54.4	$91.2	$(5.1)	$219.9

Commercial Lines

Commercial Lines net premiums written were $1,184.2 million in the six months ended June 30, 2016, compared to $1,151.0 million in the six months ended June 30, 2015. This $33.2 million increase was primarily driven by pricing increases, strong retention, and targeted new business expansion.

Commercial Lines underwriting profit for the six months ended June 30, 2016 was $8.8 million, compared to $2.6 million for the six months ended June 30, 2015, an increase of $6.2 million. Catastrophe-related losses for the six months ended June 30, 2016 were $44.8 million, compared to $57.1 million for the six months ended June 30, 2015, a decrease of $12.3 million. Unfavorable development on prior years’ loss reserves for the six months ended June 30, 2016 was $42.2 million, compared to $6.9 million for the six months ended June 30, 2015, an increase of $35.3 million, primarily in our commercial multiple peril liability coverages.

Commercial Lines current accident year underwriting profit, excluding catastrophes, was $95.8 million for the six months ended June 30, 2016, compared to $66.6 million for the six months ended June 30, 2015. This $29.2 million increase was primarily due to improved current accident year loss performance, primarily due to property coverages in our commercial multiple peril and inland marine lines.

Personal Lines

Personal Lines net premiums written were $732.3 million in the six months ended June 30, 2016, compared to $704.7 million in the six months ended June 30, 2015, an increase of $27.6 million. This was primarily due to increased rates in both our personal automobile and homeowners lines of business, as well as improved retention and new business trends.

Net premiums written in the personal automobile line of business for the six months ended June 30, 2016 were $467.6 million compared to $449.2 million for the six months ended June 30, 2015, an increase of $18.4 million. This was primarily due to rate increases, which offset a decline in policies in force of 2.3%. Net premiums written in the homeowners line of business for the six months ended June 30, 2016 were $246.5 million compared to $237.1 million for the six months ended June 30, 2015, an increase of $9.4 million. This is attributable to rate increases, which offset a decline in policies in force of 1.0%. Since December 31, 2015, policies in force have remained relatively consistent in both the homeowners and personal automobile lines.

Personal Lines underwriting profit for the six months ended June 30, 2016 was $57.9 million, compared to $16.4 million for the six months ended June 30, 2015, an improvement of $41.5 million. Catastrophe losses for the six months ended June 30, 2016 were $23.0 million, compared to $46.4 million for the six months ended June 30, 2015, a decrease of $23.4 million.  Unfavorable development on prior years’ loss reserves for the six months ended June 30, 2016 was $0.2 million, compared to favorable development of $4.1 million for the six months ended June 30,  2015, a change of $4.3 million.

Personal Lines current accident year underwriting profit, excluding catastrophes, was $81.1 million in the six months ended June 30, 2016, compared to $58.7 million for the six months ended June 30, 2015. This $22.4 million increase was primarily a result of lower weather-related property losses, primarily in our homeowners line, as well as rate increases.

Chaucer

Chaucer’s gross premiums written were $660.6 million for the six months ended June 30, 2016, compared to $840.7 million for the six months ended June 30, 2015. Excluding the U.K. motor business, Chaucer’s gross premiums written declined by 5.8% in the six months ended June 30, 2016, primarily due to lower premium volumes in our energy line, where underwriting conditions deteriorated further as a result of continued low oil prices. Chaucer’s net premiums written were $449.4 million for the six months ended June 30, 2016, compared to $515.4 million for the six months ended June 30, 2015. This decline of $66.0 million or 12.8% is primarily due to an increase in ceded reinsurance premiums as we continue to manage our overall underwriting risk given the challenging market conditions, as well as from the aforementioned lower premium volumes in the energy line.

Chaucer’s underwriting profit for the six months ended June 30, 2016 was $16.0 million, compared to $63.1 million for the six months ended June 30, 2015, a decrease of $47.1 million. This decrease is primarily due to higher large losses in our marine line of business and to lower favorable development of prior year reserves. Favorable development on prior years’ loss reserves for the six months ended June 30, 2016 was $38.0 million, compared to $57.2 million for the six months ended June 30, 2015, a decrease of $19.2 million, including the effect of foreign exchange fluctuations (see “Foreign Exchange” section below for further discussion). Catastrophe losses for the six months ended June 30, 2016 were $14.4 million, compared to $5.3 million for the six months ended June 30, 2015, an increase of $9.1 million.

Chaucer’s current accident year underwriting loss, excluding catastrophes, was $7.6 million in the six months ended June 30, 2016, compared to an underwriting profit of $11.2 million for the six months ended June 30, 2015. This $18.8 million decline was primarily due to higher large losses in the political risk line, as well as in trade credit coverages related to poor market conditions and underlying commodity price-sensitive accounts in our marine line of business, partially offset by lower large losses in our energy line.

Foreign Exchange

Most of Chaucer’s transactions are denominated in the currencies that we use to settle transactions with Lloyd’s, specifically the U.S. Dollar, the U.K. Pound Sterling (“GBP”) and the Canadian Dollar. These are Chaucer’s functional currencies under U.S. GAAP. A portion of Chaucer’s transactions and its assets and liabilities are denominated in other currencies, such as the Euro, the Swiss Franc, the Australian Dollar and the Japanese Yen. Changes in the value of these currencies versus the functional currencies, particularly versus the GBP, cause transactional gains and losses during each reporting period. During the three and six months ended June 30, 2016, the GBP weakened meaningfully against most currencies. We believe that this was due, in large part, to the U.K’s referendum vote to discontinue its membership in the European Union (“Brexit Referendum”).  In contrast, during the three and six months ended June 30, 2015, the GBP strengthened against most currencies. The following table summarizes the total effect of Chaucer’s foreign exchange transactional gains and losses on comprehensive income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
in millions
Effect of revaluing loss and LAE reserves	$(15.1)	$13.5	$(33.2)	$19.0
Effect of revaluing overseas deposits and cash	3.9	(2.7)	9.7	(1.0)
Effect of revaluing premium receivables	2.2	0.4	2.8	(0.2)
Total FX effect on segment income	$(9.0)	$11.2	$(20.7)	$17.8
FX losses reflected in realized gains/losses	(0.2)	-	(0.7)	(3.2)
Total FX effect on pre-tax income	$(9.2)	$11.2	$(21.4)	$14.6
Unrealized FX gains (losses) from investment securities	2.8	(1.3)	7.5	(3.7)
Total pre-tax effect of transactional FX gains (losses) on
comprehensive income	$(6.4)	$9.9	$(13.9)	$10.9
Tax benefit (expense)	2.2	(3.5)	4.9	(3.8)
Total effect of transactional FX gains (losses) on
comprehensive income	$(4.2)	$6.4	$(9.0)	$7.1

During the three and six months ended June 30, 2016, foreign exchange losses reduced pre-tax segment income by approximately $9.0 million and $20.7 million, respectively, compared to foreign exchange gains in pre-tax segment income of approximately $11.2 million and $17.8 million, respectively, for the three and six months ended June 30, 2015. These items result primarily from the revaluation of loss and LAE reserves in various currencies, particularly the Euro, the Australian Dollar and the Japanese Yen, partially offset by the revaluation of investments in overseas deposits and cash.  During the three and six months ended June 30, 2016, pre-tax unrealized foreign exchange gains from Euro-denominated investment securities were $2.8 million and $7.5 million, respectively, which were reflected as an increase to accumulated other comprehensive income. During the three and six months ended June 30, 2015 pre-tax unrealized foreign exchange losses from Euro-denominated investment securities were  $1.3 million and $3.7 million, respectively.

Although we endeavor to balance assets and liabilities for our foreign currencies, a certain level of net exposure to exchange rate fluctuations persists. We monitor and seek to limit the extent of this exposure. Although these transactional foreign exchange gains and losses are unlikely to be material to our financial position, they may be more significant to our financial results of operations in any one period.

Other

Other operating loss was $5.3 million for the six months ended June 30, 2016, compared to $5.1 million for the six months ended June 30, 2015, a change of $0.2 million.

Reserve for Losses and Loss Adjustment Expenses

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses.

	Six Months Ended
	June 30,
(in millions)	2016	2015
Gross loss and LAE reserves, beginning of period	$6,574.4	$6,391.7
Reinsurance recoverable on unpaid losses	2,280.8	1,983.0
Net loss and LAE reserves, beginning of period	4,293.6	4,408.7
Net incurred losses and LAE in respect of losses occurring in:
Current year	1,444.3	1,575.7
Prior year non-catastrophe loss development	5.0	(53.8)
Prior year catastrophe development	(20.0)	(3.9)
Total incurred losses and LAE	1,429.3	1,518.0
Net payments of losses and LAE in respect of losses occurring in:
Current year	438.2	522.0
Prior years	789.9	844.1
Total payments	1,228.1	1,366.1
Disposition of U.K. motor business	-	(300.6)
Effect of foreign exchange rate fluctuations	(42.4)	1.2
Net reserve for losses and LAE, end of period	4,452.4	4,261.2
Reinsurance recoverable on unpaid losses	2,325.6	2,330.1
Gross reserve for losses and LAE, end of period	$6,778.0	$6,591.3

The table below summarizes the gross reserve for losses and LAE by line of business.

	June 30,	December 31,
(in millions)	2016	2015
Commercial multiple peril	$768.8	$725.1
Workers’ compensation	627.4	615.2
Commercial automobile	347.4	336.2
AIX	396.0	398.6
Other	678.4	599.1
Total Commercial and Other	2,818.0	2,674.2
Personal automobile	1,401.6	1,407.5
Homeowners and other	134.7	120.2
Total Personal	1,536.3	1,527.7
Total Chaucer	2,423.7	2,372.5
Total loss and LAE reserves	$6,778.0	$6,574.4

Other lines are primarily comprised of our general liability, professional and management liability, umbrella, marine, surety, voluntary pools, and healthcare lines. Included in the above table, primarily in other lines, are $56.3 million and $57.7 million of asbestos and environmental reserves as of June 30, 2016 and December 31, 2015, respectively. Included in the Chaucer segment in the above table are $144.7  million and $166.0 million of reserves as of June 30, 2016 and December 31, 2015, respectively, related to Chaucer’s financial and professional liability lines written in 2008 and prior periods.

Prior Year Development

Loss and LAE reserves for claims, including catastrophe losses, occurring in prior years developed favorably by $15.0 million for the six months ended June 30, 2016, compared to favorable development of $57.7 million for the six months ended June 30, 2015.

The primary drivers of reserve development for the six months ended June 30,  2016 were as follows:

•	Lower than expected losses of $59.8 million within Chaucer’s business as follows:
•	property line, primarily in the 2013 through 2015 accident years;
•	marine and aviation lines, primarily in the 2014 and 2015 accident years for aviation and the 2008, 2009, 2014 and 2015 accident years for marine;
•	energy line, primarily in the 2015 accident year; and
•	within casualty and other lines, specialist and international liability lines, primarily in the 2013 through 2015 accident years.
•

This favorable development discussed above was partially offset by the unfavorable effect of foreign exchange fluctuations of $30.6 million (see “Foreign Exchange” section above for further discussion).

•	Lower than expected losses within our workers’ compensation line of $10.9 million, primarily related to accident years 2013 through 2015.

Partially offsetting the favorable development discussed above was:

•	Higher than expected losses in the following lines of business:
•

Other commercial lines of $25.4 million, primarily in the AIX program business in accident years 2013 and prior, principally driven by programs and other business classes which have since been terminated;

•

Commercial multiple peril lines of $19.5 million, primarily in liability coverages in accident years 2012 through 2014, driven in part by an elevated number of litigated cases associated with slip and fall claims, particularly in major metropolitan areas; and

•	Commercial automobile line, primarily related to liability coverages related to accident years 2012 through 2014.

The primary drivers of reserve development for the six months ended June 30, 2015 were as follows:

•	Lower than expected losses of $62.1 million within Chaucer’s business as follows:
•	favorable effect of foreign exchange fluctuations on prior years’ loss reserves of $17.6 million (see “Foreign Exchange” section above for further discussion);
•	energy line, primarily related to the 2012 through 2014 accident years;
•	within casualty and other lines, specialist and international liability lines, primarily in the 2012 and 2013 accident years; and
•	property line, primarily in the 2013 and 2014 accident years.
•	Lower than expected losses of $11.8 million within our other commercial lines, primarily related to our marine, healthcare and umbrella lines in accident years 2010 through 2014.
•	Lower than expected losses within our workers’ compensation line, primarily related to accident years 2010 through 2014.

Partially offsetting the favorable development discussed above was the following:

•	Higher than expected losses of $21.0 million within our other commercial lines, primarily related to our AIX program business in accident years 2011 through 2013.

It is not possible to know whether the factors that affected loss reserves in the first six months of 2016 will also occur in future periods. As discussed in detail in our Form 10-K for the year ended December 31, 2015, there are inherent uncertainties in estimating reserves for losses and loss adjustment expenses. We encourage you to read our Form 10-K for more information about our reserving process and the judgments, uncertainties and risks associated therewith.

Investments

Investment Results

Net investment income before taxes decreased $1.6 million, or 2.3%, to $69.1 million for the three months ended June 30, 2016 and $3.4 million, or 2.4%, to $137.4 million for the six months ended June 30, 2016. The decrease in both periods was primarily due to the effect of lower investment assets resulting from the transfer of the U.K. motor business in 2015, to our repurchases of stock and repayment of debt, and to the impact of lower new money yields. These decreases were partially offset by the investment of higher operational cash flows and additional income from our growing asset classes such as commercial mortgage loan participations and equities. Average pre-tax earned yields on fixed maturities were 3.56% and 3.60% for the three months ended June 30, 2016 and 2015, respectively, and 3.55% and 3.61% for the six months ended June 30, 2016 and 2015, respectively. We expect average fixed maturity investment yields to continue to decline as new money rates remain lower than embedded book yields. Total pre-tax earned yields were 3.39% and 3.48% for the three months ended June 30, 2016 and 2015, respectively, and 3.38% and 3.43% for the six months ended June 30, 2016 and 2015, respectively.

Investment Portfolio

We held cash and investment assets diversified across several asset classes, as follows:

	June 30, 2016		December 31, 2015
(dollars in millions)	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
Fixed maturities, at fair value	$7,142.0	83.6%	$6,983.4	84.2%
Equity securities, at fair value	582.7	6.8	576.6	7.0
Other investments	454.8	5.4	393.4	4.7
Cash and cash equivalents	361.6	4.2	338.8	4.1
Total cash and investments	$8,541.1	100.0%	$8,292.2	100.0%

Cash and Investments

Total cash and investments increased $248.9 million, or 3.0%, for the six months ended June 30, 2016, primarily due to market value appreciation and operational cashflows, partially offset by the funding of financing activities including debt repayment and stock repurchases.

The following table provides information about the investment types of our fixed maturities portfolio:

	June 30, 2016
(in millions) Investment Type	Amortized Cost	Fair Value	Net Unrealized Gain	Change in Net Unrealized During 2016
U.S. Treasury and government agencies	$364.9	$376.5	$11.6	$9.6
Foreign government	229.4	236.6	7.2	6.1
Municipals:
Taxable	972.2	1,042.6	70.4	27.5
Tax exempt	112.4	117.3	4.9	2.0
Corporate	3,728.8	3,882.7	153.9	162.8
Asset-backed:
Residential mortgage-backed	849.0	874.2	25.2	16.7
Commercial mortgage-backed	507.5	532.9	25.4	23.9
Asset-backed	78.6	79.2	0.6	1.2
Total fixed maturities	$6,842.8	$7,142.0	$299.2	$249.8

The increase in net unrealized gains on fixed maturities was primarily due to lower prevailing interest rates, and to a lesser extent, narrower credit spreads.

Amortized cost and fair value by rating category were as follows:

		June 30, 2016			December 31, 2015
(dollars in millions) NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost	Fair Value	% of Total Fair Value	Amortized Cost	Fair Value	% of Total Fair Value
1	Aaa/Aa/A	$4,703.0	$4,926.4	69.0%	$4,849.3	$4,939.9	70.7%
2	Baa	1,708.6	1,780.1	24.9	1,648.3	1,646.0	23.6
3	Ba	216.9	220.5	3.1	219.4	206.4	3.0
4	B	195.8	193.5	2.7	185.0	172.3	2.5
5	Caa and lower	12.8	13.6	0.2	26.6	15.6	0.2
6	In or near default	5.7	7.9	0.1	5.4	3.2	-
Total fixed maturities		$6,842.8	$7,142.0	100.0%	$6,934.0	$6,983.4	100.0%

Based on ratings by the National Association of Insurance Commissioners (“NAIC”), approximately 94% of the fixed maturity portfolio consisted of investment grade securities at June 30, 2016 and December 31, 2015. The quality of our fixed maturity portfolio remains strong based on ratings, capital structure position, support through guarantees, underlying security, issuer diversification and yield curve position.

Our fixed maturity and equity securities are classified as available-for-sale and are carried at fair value. Financial instruments whose value was determined using significant management judgment or estimation constituted less than 1% of the total assets we measured at fair value. (See also Note 6 – “Fair Value” in the Notes to Interim Consolidated Financial Statements).

Equity securities primarily consist of income-oriented large capitalization common stocks and developed market equity index exchange traded funds.

Other investments consisted of participations in commercial mortgage loan obligations, investments in limited partnerships and overseas deposits. Commercial mortgage loan participations represent our interest in commercial mortgage loans originated by a third party. We share, on a pro-rata basis, in all related cash flows of the underlying mortgage loans, which are investment-grade quality and diversified by geographic area and property type. Overseas deposits are foreign and U.S. dollar-denominated investments maintained in overseas funds and managed exclusively by Lloyd’s. These funds are required in order to protect policyholders in overseas markets and enable Chaucer to operate in those markets. Access to those funds is restricted, and we have no control over the investment strategy.

Although we expect to invest new funds primarily in investment grade fixed maturities, we have invested, and expect to continue to invest, a portion of funds in common equity securities, below investment grade fixed maturities and other investment assets.

Other-than-Temporary Impairments

For the three and six months ended June 30, 2016, we recognized in earnings $5.0 million and $25.9 million, respectively, of other-than-temporary impairments (“OTTI”), primarily on fixed maturities and equity securities. For the three months ended June 30, 2016, OTTI on equities was $2.7 million and fixed maturities was $2.0 million, of which $1.1 million related to estimated credit losses and $0.9 million related to securities that we intended to sell. For the six months ended June 30, 2016, OTTI on fixed maturities was $22.9 million, primarily in the energy sector, and was comprised of $15.6 million of bonds that we intended to sell and $7.3 million related to estimated credit losses. Additionally, we recognized $2.7 million of OTTI on equity securities.  For the three months ended June 30, 2015, we recognized in earnings $1.9 of OTTI on fixed maturities and for the six months ended June 30, 2015, we recognized in earnings $4.6 million of OTTI on fixed maturities and equity securities, largely in the energy sector.

Unrealized Losses

The following table provides information about our fixed maturities and equity securities that were in an unrealized loss position including the length of time the securities have been in an unrealized loss position. (See also Note 5 – ‘‘Investments’’ in the Notes to Interim Consolidated Financial Statements.)

	June 30, 2016		December 31, 2015
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(in millions)	Losses	Value	Losses	Value
Fixed maturities:
Investment grade:
12 months or less	$2.0	$112.5	$43.3	$2,168.8
Greater than 12 months	7.8	197.3	25.5	323.4
Total investment grade fixed maturities	9.8	309.8	68.8	2,492.2
Below investment grade:
12 months or less	5.0	81.3	19.6	165.5
Greater than 12 months	16.2	98.1	26.5	63.2
Total below investment grade fixed maturities	21.2	179.4	46.1	228.7
Equity securities:
12 months or less	1.9	76.2	7.6	166.8
Total	$32.9	$565.4	$122.5	$2,887.7

Gross unrealized losses at June 30, 2016 decreased $89.6 million compared to December 31, 2015, primarily attributable to lower prevailing interest rates, and to a lesser extent, narrower credit spreads. Interest rates and safe haven assets, such as U.S. Treasury securities, rallied strongly following the Brexit Referendum and the resulting expectation of ongoing support from central banks. At June 30, 2016, gross unrealized losses consisted primarily of $28.8 million of corporate fixed maturities and $1.9 million of equity securities.

Market values of securities in the energy sector have recovered somewhat from their multi-year lows but may continue to experience volatility until underlying supply and demand dynamics normalize. The amortized cost and market values of our total energy holdings at June 30, 2016 were $440.3 million and $451.2 million, respectively, or 5.3% of our total cash and investments. Within our energy holdings, certain subsectors will benefit from lower crude oil prices while others will be negatively impacted. Our holdings in subsectors, which may be negatively impacted such as independents and oil field services, total 1.8% of total cash and investments.  The majority of these holdings are investment grade; however, certain issuers and investments may come under duress.

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

The following table sets forth gross unrealized losses for fixed maturities by maturity period and for equity securities at June 30, 2016 and December 31, 2015. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers.

	June 30,	December 31,
(in millions)	2016	2015
Due in one year or less	$0.2	$1.5
Due after one year through five years	7.3	26.5
Due after five years through ten years	15.8	66.1
Due after ten years	6.4	10.8
	29.7	104.9
Mortgage-backed and asset-backed securities	1.3	10.0
Total fixed maturities	31.0	114.9
Equity securities	1.9	7.6
Total fixed maturities and equity securities	$32.9	$122.5

The carrying values of fixed maturity securities on non-accrual status at June 30, 2016 and December 31, 2015 were not material. The effects of non-accruals, compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities, were reductions in net investment income of $0.7 million and $0.4 million for the six months ended June 30, 2016 and 2015, respectively. Any defaults in the fixed maturities portfolio in future periods may negatively affect investment income.

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

Monetary policies in the developed economies, particularly in the United States, Europe and Japan, are supportive of moderate economic growth, while fiscal policies are more divergent and subject to change. Following the Brexit Referendum, major central banks are closely monitoring developments in global financial markets and the outlook for growth and are committed to adjust monetary policy as required to provide liquidity funding and support growth, achieve inflation targets and minimize volatility.  In the United States, the Federal Reserve (the “Fed”) maintains its target for the federal funds rate at 0.25% to 0.50% and is expected to continue to provide forward guidance to keep rates relatively stable even as the economy strengthens. The Fed has communicated that the timing of interest rate increases will depend on progress toward its goals of maximum employment and 2 percent inflation, which are expected over the medium term as the labor market improves, and a  better understanding of how the Brexit Referendum might affect the U.S. outlook. Geopolitical risks and equity market volatility can also impact the movement of U.S. Treasury interest rates.

While the United States has reduced its extraordinary measures as the economy continues to grow at a moderate pace with low inflation, central banks in Europe and Asia have increased accommodative monetary policies as they seek higher growth and confront inflation and inflation expectations running below target. The removal, modification or suggestion of changes in these policies could have an adverse effect on prevailing market interest rates and on issuers’ level of business activity or liquidity, increasing the probability of future defaults. Fundamental conditions in the corporate sector generally remain sound with the exception of the energy and metals and mining industries. Although commodity prices have recovered somewhat from their multi-year lows, fundamentals in these two sectors are expected to remain under pressure until underlying supply and demand dynamics normalize. While we may experience defaults on fixed income securities, particularly with respect to non-investment grade debt securities, it is difficult to foresee which issuers, industries or markets, other than those previously cited, will be affected. As a result, the value of our fixed maturity portfolio could change rapidly in ways we cannot currently anticipate, and we could incur additional realized and unrealized losses in future periods.

Other Items

Net income also included the following items:

	Three Months Ended June 30,
(in millions)	Commercial Lines	Personal Lines	Chaucer	Other	Discontinued Operations	Total
2016
Gain on disposal of U.K. motor business, net of tax	$-	$-	$0.3	$-	$-	$0.3
Net realized investment gains (losses)	0.3	0.1	0.5	(1.6)	-	(0.7)
Net loss from repayment of debt	-	-	-	(86.1)	-	(86.1)
Other non-operating items	-	-	0.2	-	-	0.2
Discontinued operations, net of taxes	-	-	-	-	0.1	0.1

2015
Gain on disposal of U.K. motor business, net of tax	$-	$-	$40.3	$-	$-	$40.3
Net realized investment gains (losses)	6.6	2.8	3.4	(0.2)	-	12.6
Net loss from repayment of debt	-	-	-	(1.8)	-	(1.8)
Other non-operating items	0.1	(0.1)	(0.4)	-	-	(0.4)
Discontinued operations, net of taxes	-	-	-	-	(0.2)	(0.2)

	Six Months Ended June 30,
(in millions)	Commercial Lines	Personal Lines	Chaucer	Other	Discontinued Operations	Total
2016
Gain on disposal of U.K. motor business, net of tax	$-	$-	$0.9	$-	$-	$0.9
Net realized investment gains (losses)	2.6	1.1	(1.3)	(1.6)	-	0.8
Net loss from repayment of debt	-	-	-	(86.1)	-	(86.1)
Other non-operating items	-	-	0.3	-	-	0.3
Discontinued operations, net of taxes	-	-	-	-	0.2	0.2

2015
Gain on disposal of U.K. motor business, net of tax	$-	$-	$40.3	$-	$-	$40.3
Net realized investment gains	14.2	6.3	1.2	0.3	-	22.0
Net loss from repayment of debt	-	-	-	(18.5)	-	(18.5)
Other non-operating items	(0.2)	(0.1)	(0.1)	-	-	(0.4)
Discontinued operations, net of taxes	-	-	-	-	(0.2)	(0.2)

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

Net realized losses on investments were $0.7 million for the three months ended June 30, 2016 compared to net realized gains on investments of $12.6 million for the three months ended June 30,  2015. Net realized losses in 2016 were primarily due to $5.0 million of OTTI losses, partially offset by $4.5 million net gains recognized from the sale of securities, primarily fixed maturities. Net realized gains in 2015 were primarily due to $14.4 million of gains recognized from the sale of securities, partially offset by $1.9 million of OTTI losses.

Net realized gains on investments were $0.8 million for the six months ended June 30, 2016 compared to $22.0 million for the six months ended June 30,  2015. Net realized gains in 2016 were primarily due to $27.3 million of net gains recognized from the sale of securities, primarily equities, partially offset by $25.9 million of OTTI losses.  Net realized gains in 2015 were primarily due to $26.4 million of gains recognized from the sale of securities, principally equities, partially offset by $4.6 million of OTTI losses.

Additionally, during the second quarter of 2016, we redeemed senior debentures with a carrying value of $375.2 million at a cost of $461.3 million, resulting in a loss of $86.1 million. During the first half of 2015, we repaid senior debentures with a carrying value of $68.0 million at a cost of $86.5 million, resulting in a loss of $18.5 million; $1.8 million was recognized in the second quarter.

Effective June 30, 2015, we transferred our U.K. motor business to an unaffiliated U.K.-based insurance provider which resulted in the recognition of a $40.3 million gain, net of tax, during the second quarter of 2015.

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

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

The provision for income taxes from continuing operations was a benefit of $9.0 million in the three months ended June 30, 2016, compared to an expense of $31.7 million during the same period in 2015. These provisions resulted in consolidated effective federal tax rates of 126.8% and 20.8% for the three months ended June 30, 2016 and 2015, respectively. The 2016 provision reflects a tax benefit of $30.1 million on the loss from repayment of borrowings as a discrete tax adjustment calculated at the statutory rate during the three months ended June 30, 2016. In addition, these provisions reflect benefits related to tax planning strategies implemented in prior years of $4.0 million and $3.2 million during the three months ended June 30, 2016 and 2015, respectively and a $2.6 million benefit on the gain on disposal of the U.K. motor business for the three months ended June 30, 2015. Absent these items, the provision for income taxes would have been an expense of $25.1 million or 31.9% and $37.5 million or 32.6% for the three months ended June 30, 2016 and 2015, respectively.

The income tax provision on operating income was an expense of $25.1 million during the three months ended June 30, 2016, compared to $34.1 million during the same period in 2015. These provisions resulted in relatively consistent effective tax rates for operating income of 31.7% and 32.6% in 2016 and 2015, respectively.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

The provision for income taxes from continuing operations was an expense of $21.0 million in the six months ended June 30, 2016, compared to an expense of $53.8 million during the same period in 2015. These provisions resulted in consolidated effective federal tax rates of 20.8% and 23.4% for the six months ended June 30, 2016 and 2015, respectively. The 2016 provision reflects a tax benefit of $30.1 million on the loss from repayment of borrowings as a discrete tax adjustment calculated at the statutory rate for the six months ended June 30, 2016. In addition, these provisions reflect benefits related to tax planning strategies implemented in prior years of $8.9 million and $6.0 million during the six months ended June 30, 2016 and 2015, respectively and a $2.6 million benefit on the gain on disposal of the U.K. motor business for the six months ended June 30, 2015. Absent these items, the provision for income taxes would have been $60.0 million or 32.3% and $62.4 million or 32.5% for the six months ended June 30, 2016 and 2015, respectively.

The income tax provision on operating income was an expense of $59.3 million during the six months ended June 30, 2016, compared to $61.3 million during the same period in 2015. These provisions resulted in relatively consistent effective tax rates for operating income of 32.1% and 32.5% in 2016 and 2015, respectively.

Critical Accounting Estimates

Interim consolidated financial statements have been prepared in conformity with U.S. GAAP and include certain accounting policies that we consider to be critical due to the amount of judgment and uncertainty inherent in the application of those policies. While we believe that the amounts included in our consolidated financial statements reflect our best judgment, the use of different assumptions could produce materially different accounting estimates. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, we believe the following accounting estimates are critical to our operations and require the most subjective and complex judgment:

•	Reserve for losses and loss expenses
•	Reinsurance recoverable balances
•	Pension benefit obligations
•	Other-than-temporary impairments
•	Deferred tax assets

For a more detailed discussion of these critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2015.

Statutory Surplus of U.S. Insurance Subsidiaries

The following table reflects statutory surplus for our U.S. insurance subsidiaries:

	June 30,	December 31,
(in millions)	2016	2015
Total Statutory Capital and Surplus–U.S. Insurance Subsidiaries	$2,152.6	$2,192.8

The statutory capital and surplus for our U.S. insurance subsidiaries decreased $40.2 million during the first six months of 2016. This decrease was due to a $218.8 million dividend paid by Hanover Insurance to THG, partially offset by operating results and an increase in unrealized gains on investments.

The NAIC prescribes an annual calculation regarding risk based capital (“RBC”). RBC ratios for regulatory purposes are expressed as a percentage of the capital required to be above the Authorized Control Level (the “Regulatory Scale”); however, in the insurance industry, RBC ratios are widely expressed as a percentage of the Company Action Level. The following table reflects the Company Action Level, the Authorized Control Level and RBC ratios for Hanover Insurance (which includes Citizens and other U.S. insurance subsidiaries), as of June 30, 2016, expressed both on the Industry Scale (Total Adjusted Capital divided by the Company Action Level) and Regulatory Scale (Total Adjusted Capital divided by Authorized Control Level):

(dollars in millions)	Company Action Level	Authorized Control Level	RBC Ratio Industry Scale	RBC Ratio Regulatory Scale
The Hanover Insurance Company	$761.6	$380.8	282%	563%

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

We have the following securities, letters of credit and cash and cash equivalents pledged to Lloyd’s to satisfy these capital requirements at June 30, 2016. In 2015, we entered into a new letter of credit facility which enables a higher level of these assets to be used to satisfy these capital requirements (see also “Liquidity and Capital Resources” below). At June 30, 2016, we are in compliance with the capital requirements and expect to be able to meet these capital requirements in the future.

(in millions)
Fixed maturities, at fair value	$502.6
Letters of credit	226.6
Cash and cash equivalents	11.6
Total pledged to Lloyd’s	$740.8

Liquidity and Capital Resources

Liquidity is a measure of our ability to generate sufficient cash flows to meet the cash requirements of business operations. As a holding company, our primary ongoing source of cash is dividends from our insurance subsidiaries. However, dividend payments to us by our U.S. insurance subsidiaries are subject to limitations imposed by regulators, such as prior notice periods and the requirement that dividends in excess of a specified percentage of statutory surplus or prior year’s statutory earnings receive prior approval (so called “extraordinary dividends”). Dividends of $218.8 million were paid to the holding company by Hanover Insurance during the second quarter of 2016.

Dividend payments to the holding company by Chaucer are regulated by U.K. law. Dividends from Chaucer are dependent on dividends from its subsidiaries. Annual dividend payments from Chaucer are limited to retained earnings that are not restricted by capital and other requirements for business at Lloyd’s. Also, Chaucer must provide advance notice to the U.K.’s Prudential Regulation Authority (“PRA”), of certain proposed dividends or other payments from PRA regulated entities. Dividends of $64.5 million were paid to the holding company by Chaucer during the second quarter of 2016.

In connection with an intercompany borrowing arrangement between Chaucer and the holding company, interest on a $300 million note is paid by Chaucer on a quarterly basis to the holding company. This interest may be deferred at the election of the holding company. If deferred, the interest is added to the principal. For each of the six month periods ended June 30,  2016 and 2015, Chaucer paid $11.2 million of interest to the holding company.

At June 30,  2016, THG, as a holding company, held $169.3 million of fixed maturities and cash. We believe our holding company assets will be sufficient to meet our current year obligations, which consist primarily of dividends to our shareholders (as and to the extent declared), the interest on our senior and subordinated debentures, certain costs associated with benefits due to our former life employees and agents, and, to the extent required, payments related to indemnification of liabilities associated with the sale of various subsidiaries. We do not expect that it will be necessary to dividend additional funds from our insurance subsidiaries in order to fund 2016 holding company obligations; however, we may decide to do so.

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

Net cash provided by operating activities was $231.6 million during the first six months of 2016, as compared to $102.7 million during the first six months of 2015. The $128.9 million increase in cash provided was primarily the result of lower loss payments during the first six months of 2016.

Net cash provided by investing activities was $9.0 million during the first six months of 2016, as compared to $243.1 million during the first six months of 2015.  During 2016, cash provided by investing activities primarily related to net disposals of fixed maturities, partially offset by net purchases of equity securities and other investments.  In 2016, our reinvestments nearly matched proceeds from securities that were sold or matured.  In 2015, cash provided by investing activities primarily related to net disposals of fixed maturities, due in part to our liquidation of certain U.S. dollar denominated holdings at Chaucer in anticipation of the disposition of the U.K. motor business.  Additionally, in 2015, net cash proceeds of $44.3 million were received from the disposition of our U.K. motor business.

Net cash used in financing activities was $217.7 million during the first six months of 2016, as compared to $137.2 million during the first six months of 2015. During 2016, cash used in financing activities primarily resulted from the repayment of debt, repurchases of common stock, payment of dividends to shareholders and cash outflows related to the security lending program. These cash outflows were partially offset by cash inflows related to the issuance, on April 8, 2016, of $375 million of senior unsecured debentures, and option exercises. During 2015, cash used in financing activities primarily resulted from the repayment of debt, payment of dividends to shareholders and repurchases of common stock. These cash outflows were partially offset by cash inflows related to option exercises.

Dividends to shareholders are subject to quarterly board approval and declaration. During the first six months of 2016, as declared by the Board, we paid two quarterly dividends, each for $0.46 per share to our shareholders totaling $39.6 million. We believe that our holding company assets are sufficient to provide for future shareholder dividends should the Board of Directors declare them.

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

Our Board of Directors has authorized aggregate repurchases of our common stock of up to $900 million. Under the repurchase authorizations, the Company may repurchase, from time to time, common shares in amounts, at prices and at such times as the Company deems appropriate, subject to market conditions and other considerations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. During the first six months of 2016, we repurchased approximately 0.8 million shares of our common stock at a cost of $67.5 million. As of June 30, 2016, we have approximately $222 million available for repurchases under these repurchase authorizations.

On April 8, 2016 we issued $375 million aggregate principal amount of 4.50% senior unsecured debentures due April 15, 2026. Net proceeds of the debt issuance were $370.5 million. The net proceeds were used, together with cash on hand, to redeem outstanding 7.50% notes due March 1, 2020 and 6.375% notes due June 15, 2021, resulting in a pre-tax loss of $86.1 million, related primarily to the required “make-whole” provision in these issuances.

We have a $200.0 million credit agreement which expires in November 2018, with an option to increase the facility to $300.0 million assuming no default and satisfaction of certain other conditions. The agreement also includes a $50 million sub-facility for standby letters of credit that can be used for general corporate purposes. The agreement contains financial covenants including, but not limited to, maintaining at least a certain level of consolidated equity, maximum consolidated leverage ratios and requires certain of our subsidiaries to maintain a minimum RBC ratio. We had no borrowings under this agreement during the first six months of 2016.

Membership in FHLBB provides us with access to additional liquidity based on our stock holdings and pledged collateral at the date of borrowing. At June 30,  2016, we had additional borrowing capacity of $13.1 million. There were no borrowings outstanding under this short-term facility at June 30,  2016; however, we have and may continue, from time to time, to borrow through this facility to provide short term liquidity.

On October 15, 2015, we entered into a Standby Letter of Credit Facility Agreement (the “Facility Agreement”) not to exceed £170.0 million (or $226.6 million) outstanding at any one time, with the option to increase the amount available for issuances of letters of credit to £235.0 million (or $313.2 million) in the aggregate on one occasion only during the term of the Facility Agreement (subject to the consent of all lenders and assuming no default and satisfaction of other specified conditions). The Facility Agreement replaces a Standby Letter of Credit Facility Agreement entered into on November 15, 2013. The Facility Agreement provides certain covenants including, but not limited to, the syndicates’ financial condition.  The Facility Agreement provides regulatory capital supporting Chaucer’s underwriting activities for the 2016 and 2017 years of account and each prior open year of account. The Facility Agreement is generally renewed biennially to support new underwriting years.

The Facility agreement is subject to a letter of credit commission fee on outstanding letters of credit, which is payable quarterly.  Chaucer is also required to pay customary agency fees. We paid $1.9  million and $1.8 million in interest costs during the first six months of 2016 and 2015, respectively.

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

At June 30,  2016, we were in compliance with the covenants of our debt and credit agreements.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Our market risks, the ways we manage them, and sensitivity to changes in interest rates, equity price risk, and foreign currency exchange risk are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2015, included in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes in the first six months of 2016 to these risks or our management of them.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the internal control over financial reporting, as required by Rule 13a-15(d) of the Exchange Act, to determine whether any changes occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there were no such changes during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•

the effect of the Brexit Referendum and related consequences on (i) Chaucer’s licensing permissions in European Union member states if Lloyd’s does not obtain alternative licensing permissions; (ii) market conditions in the U.K. and the European market; and (iii) foreign exchange volatility;

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Shares purchased in the second quarter of 2016 are as follows:

			Total Number of	Approximate Dollar Value of
			Shares Purchased as	Shares That May Yet
			Part of Publicly	be Purchased Under the
	Total Number of	Average Price	Announced Plans or	Plans or Programs
Period	Shares Purchased	Paid per Share	Programs	(in millions) (1)
April 1 - 30, 2016	9,008	$85.79	9,008	$240
May 1 - 31, 2016 (2)	56,336	85.64	17,583	239
June 1 - 30, 2016 (3)	206,601	82.86	203,085	222
Total	271,945	$83.53	229,676	$222

(1)Since the announcement of our share repurchase program on October 29, 2007, the Board has authorized us to repurchase up to $900 million in shares of our common stock using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions.

(2)Includes 38,753 shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards.

(3)Includes 3,516 shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards.

ITEM 6 – EXHIBITS

EX – 10.1+

Offer Letter dated May 15, 2016 by and between Joseph M. Zubretsky and the Registrant, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 16, 2016 and incorporated herein by reference.

EX – 10.2+

Transition Letter dated May 24, 2016 by and between Frederick H. Eppinger and the Registrant, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 24, 2016 and incorporated herein by reference.

EX – 10.3+	Form of Non-Qualified Stock Option Agreement under The Hanover Insurance Group 2014 Long-Term Incentive Plan for Chief Executive Officer.

EX – 10.4+	Form of Performance-Based Restricted Stock Unit Agreement under The Hanover Insurance Group 2014 Long-Term Incentive Plan for Chief Executive Officer.

EX – 10.5+	Description of 2016-2017 Non-Employee Director Compensation.

EX – 10.6+	Form of Side Letter Agreement for New Participants in The Hanover Insurance Group Amended and Restated Employment Continuity Plan waiving right to IRC §280G “Gross-Up” Payments.

EX – 31.1	Certification of the Chief Executive Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX – 31.2	Certification of the Chief Financial Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX – 32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

EX – 32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

EX – 101

The following materials from The Hanover Insurance Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015; (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015; (iii) Consolidated Balance Sheets at June 30, 2016 and December 31, 2015; (iv) Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (vi) related notes to these financial statements.

+  Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hanover Insurance Group, Inc.
Registrant

July 29, 2016	/s/ Joseph M. Zubretsky
Date	Joseph M. Zubretsky
President, Chief Executive Officer and Director

July 29, 2016	/s/ Eugene M. Bullis
Date	Eugene M. Bullis
Executive Vice President and Interim Chief Financial Officer