Form 10-Q
period 2016-09-30
HANOVER INSURANCE GROUP, INC.
filed 2016-11-04
CIK 944695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

The number of shares outstanding of the registrant’s common stock was 42,543,286 as of November 2, 2016.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2016	2015	2016	2015
Revenues
Premiums	$1,160.9	$1,150.1	$3,457.7	$3,566.9
Net investment income	67.8	68.3	205.2	209.1
Net realized investment gains (losses):
Net realized gains from sales and other	4.3	12.2	31.0	38.8
Net other–than–temporary impairment losses on investments
recognized in earnings	(0.1)	(4.2)	(26.0)	(8.8)
Total net realized investment gains	4.2	8.0	5.0	30.0
Fees and other income	8.3	7.1	22.9	23.3
Total revenues	1,241.2	1,233.5	3,690.8	3,829.3

Losses and expenses
Losses and loss adjustment expenses	692.0	690.7	2,121.3	2,208.7
Amortization of deferred acquisition costs	257.9	259.0	771.4	781.6
Interest expense	12.5	14.8	42.8	45.9
Gain on disposal of U.K. motor business	(0.1)	-	(1.3)	(37.7)
Net loss from repayment of debt	-	5.6	86.1	24.1
Other operating expenses	154.8	153.0	445.4	466.7
Total losses and expenses	1,117.1	1,123.1	3,465.7	3,489.3
Income before income taxes	124.1	110.4	225.1	340.0

Income tax expense (benefit):
Current	8.0	11.8	47.9	46.7
Deferred	27.8	21.4	8.9	40.3
Total income tax expense	35.8	33.2	56.8	87.0

Income from continuing operations	88.3	77.2	168.3	253.0
Net gain from discontinued operations (net of tax (expense) benefit of
$(0.1) and $0.3 for the three months ended September 30, 2016 and September 30, 2015 and $2.1 and $0.5 for the nine months ended September 30, 2016 and September 30, 2015, respectively)	0.1	1.1	0.3	0.9
Net income	$88.4	$78.3	$168.6	$253.9

Earnings per common share:
Basic:
Income from continuing operations	$2.07	$1.75	$3.93	$5.73
Net gain from discontinued operations	-	0.03	0.01	0.02
Net income per share	$2.07	$1.78	$3.94	$5.75
Weighted average shares outstanding	42.7	44.0	42.8	44.1

Diluted:
Income from continuing operations	$2.06	$1.72	$3.89	$5.62
Net gain from discontinued operations	-	0.02	-	0.02
Net income per share	$2.06	$1.74	$3.89	$5.64
Weighted average shares outstanding	43.0	44.9	43.3	45.0

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2016	2015	2016	2015
Net income	$88.4	$78.3	$168.6	$253.9
Other comprehensive (loss) income, net of tax:
Available-for-sale securities:
Net (depreciation) appreciation during the period	(3.6)	(31.2)	164.2	(94.7)
Change in other-than-temporary impairment losses
recognized in other comprehensive income	1.6	(3.9)	7.3	(8.3)
Total available-for-sale securities	(2.0)	(35.1)	171.5	(103.0)
Pension and postretirement benefits:
Net actuarial losses and prior service costs arising
in the period	-	-	-	(1.4)
Amortization recognized as net periodic benefit and
postretirement cost	1.5	1.7	4.8	6.8
Total pension and postretirement benefits	1.5	1.7	4.8	5.4
Cumulative foreign currency translation adjustment:
Amount recognized as cumulative foreign currency
translation during the period	(1.9)	(2.6)	(3.2)	(4.8)
Total other comprehensive (loss) income, net of tax	(2.4)	(36.0)	173.1	(102.4)
Comprehensive income	$86.0	$42.3	$341.7	$151.5

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
(In millions, except share data)	2016	2015
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $7,100.4 and $6,934.0)	$7,400.2	$6,983.4
Equity securities, at fair value (cost of $533.6 and $528.5)	612.5	576.6
Other investments	483.4	393.4
Total investments	8,496.1	7,953.4
Cash and cash equivalents	315.9	338.8
Accrued investment income	62.5	62.9
Premiums and accounts receivable, net	1,534.9	1,391.7
Reinsurance recoverable on paid and unpaid losses and unearned premiums	2,655.1	2,635.0
Deferred acquisition costs	537.4	508.8
Deferred income taxes	16.2	137.9
Goodwill	185.1	186.0
Other assets	476.5	483.7
Assets of discontinued operations	84.0	83.0
Total assets	$14,363.7	$13,781.2

Liabilities
Loss and loss adjustment expense reserves	$6,802.3	$6,574.4
Unearned premiums	2,684.8	2,540.8
Expenses and taxes payable	662.3	724.9
Reinsurance premiums payable	283.7	205.2
Debt	797.9	803.1
Liabilities of discontinued operations	87.0	88.4
Total liabilities	11,318.0	10,936.8

Commitments and contingencies
Shareholders’ Equity
Preferred stock, par value $0.01 per share; 20.0 million shares authorized; none issued	-	-
Common stock, par value $0.01 per share; 300.0 million shares authorized; 60.5 million
shares issued	0.6	0.6
Additional paid-in capital	1,838.9	1,833.5
Accumulated other comprehensive income	227.0	53.9
Retained earnings	1,910.4	1,803.5
Treasury stock at cost (18.2 and 17.5 million shares)	(931.2)	(847.1)
Total shareholders’ equity	3,045.7	2,844.4
Total liabilities and shareholders’ equity	$14,363.7	$13,781.2

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Nine Months Ended
	September 30,
(In millions)	2016	2015
Preferred Stock
Balance at beginning and end of period	$-	$-
Common Stock
Balance at beginning and end of period	0.6	0.6
Additional Paid-in Capital
Balance at beginning of period	1,833.5	1,830.7
Employee and director stock-based awards and other	5.4	2.8
Balance at end of period	1,838.9	1,833.5
Accumulated Other Comprehensive Income (Loss), net of tax
Net Unrealized Appreciation (Depreciation) on Investments:
Balance at beginning of period	149.9	300.9
Net appreciation (depreciation) on available-for-sale securities	171.5	(103.0)
Balance at end of period	321.4	197.9
Defined Benefit Pension and Postretirement Plans:
Balance at beginning of period	(78.6)	(84.3)
Net amount arising in the period	-	(1.4)
Net amount recognized as net periodic benefit cost	4.8	6.8
Balance at end of period	(73.8)	(78.9)
Cumulative Foreign Currency Translation Adjustment:
Balance at beginning of period	(17.4)	(10.2)
Amount recognized as cumulative foreign currency translation during the period	(3.2)	(4.8)
Balance at end of period	(20.6)	(15.0)
Total accumulated other comprehensive income	227.0	104.0
Retained Earnings
Balance at beginning of period	1,803.5	1,558.7
Net income	168.6	253.9
Dividends to shareholders	(59.2)	(54.3)
Stock-based compensation	(2.5)	(8.5)
Balance at end of period	1,910.4	1,749.8
Treasury Stock
Balance at beginning of period	(847.1)	(752.4)
Shares purchased at cost	(105.2)	(85.3)
Net shares reissued at cost under employee stock-based compensation plans	21.1	27.3
Balance at end of period	(931.2)	(810.4)
Total shareholders’ equity	$3,045.7	$2,877.5

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
(In millions)	2016	2015
Cash Flows From Operating Activities
Net income	$168.6	$253.9
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposal of U.K. motor business	(1.3)	(37.7)
Net loss from repayment of debt	86.1	24.1
Net realized investment gains	(5.1)	(29.6)
Net amortization and depreciation	24.6	22.8
Stock-based compensation expense	8.5	9.4
Amortization of defined benefit plan costs	7.5	10.0
Deferred income tax expense	10.1	40.3
Change in deferred acquisition costs	(27.8)	(21.6)
Change in premiums receivable, net of reinsurance premiums payable	(84.7)	(114.6)
Change in loss, loss adjustment expense and unearned premium reserves	512.5	323.8
Change in reinsurance recoverable	(102.9)	(123.0)
Change in expenses and taxes payable	(31.2)	(5.1)
Other, net	(6.8)	1.7
Net cash provided by operating activities	558.1	354.4

Cash Flows From Investing Activities
Proceeds from disposals and maturities of fixed maturities	1,190.3	1,272.9
Proceeds from disposals of equity securities and other investments	226.1	243.1
Purchase of fixed maturities	(1,443.1)	(1,376.3)
Purchase of equity securities and other investments	(292.2)	(285.8)
Cash received from disposal of U.K. motor business, net of cash transferred	-	44.3
Capital expenditures	(12.2)	(14.5)
Other investing activities	12.1	4.5
Net cash used in investing activities	(319.0)	(111.8)

Cash Flows From Financing Activities
Proceeds from exercise of employee stock options	14.8	14.3
Proceeds from debt borrowings, net	370.5	-
Change in cash collateral related to securities lending program	(9.6)	14.1
Dividends paid to shareholders	(59.2)	(54.3)
Repayment of debt	(461.3)	(114.3)
Repurchases of common stock	(105.2)	(85.3)
Other financing activities	(9.8)	(3.7)
Net cash used in financing activities	(259.8)	(229.2)
Effect of exchange rate changes on cash	(2.2)	(1.6)
Net change in cash and cash equivalents	(22.9)	11.8
Cash and cash equivalents, beginning of period	338.8	373.3
Cash and cash equivalents, end of period	$315.9	$385.1

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

In the opinion of the Company’s management, the accompanying interim consolidated financial statements reflect all adjustments, consisting of normal recurring items, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 25, 2016.

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

Recently Issued Standards

In October 2016, the FASB issued ASC Update No. 2016-16, (Topic 740) Income Taxes – Intra-Entity Transfers of Assets Other Than Inventory. Under current GAAP, the tax effects of intra-entity transfers of assets (intercompany sales) are deferred until the assets are sold to an outside party or otherwise recovered through use. This ASC update eliminates this deferral of taxes for assets other than inventory and requires the recognition of taxes when the transfer occurs. The updated guidance is effective for interim and annual periods beginning after December 15, 2017, and should be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings. Early adoption is permitted, but this election must be made in the first interim period of the adoption year. The Company is currently evaluating the impact of the adoption of ASC Update No. 2016-16.

In August 2016, the FASB issued ASC Update No. 2016-15, (Topic 230) Classification of Certain Cash Receipts and Cash Payments. This ASC update provides specific guidance on the presentation of certain cash flow items where there is currently diversity in practice, including, but not limited to, debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and distributions received from equity method investees. The updated guidance is effective for interim and annual periods beginning after December 15, 2017, and should be applied retrospectively unless impracticable. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASC Update No. 2016-15.

In June 2016, the FASB issued ASC Update No. 2016-13, (Topic 326) Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments.  This ASC update introduces new guidance for the accounting for credit losses on financial instruments within its scope. A new model, referred to as the current expected credit losses model, requires an entity to determine credit-related impairment losses for financial instruments held at amortized cost and to estimate these expected credit losses over the life of an exposure (or pool of exposures). The estimate of expected credit losses should consider both historical and current information, reasonable and supportable forecasts, as well as estimates of prepayments. The estimated credit losses and subsequent adjustment to such loss estimates, will be recorded through an allowance account which is deducted from the amortized cost of the financial instrument, with the offset recorded in current earnings. ASC Update No. 2016-13 also modifies the impairment model for available-for-sale debt securities. The new model will require an estimate of expected credit losses only when the fair value is below the amortized cost of the asset, thus the length of time the fair value of an available-for-sale debt security has been below the amortized cost will no longer affect the determination of whether a credit loss exists. In addition, credit losses on available-for-sale debt securities will be limited to the difference between the security’s amortized cost basis and its fair value. The updated guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for periods beginning after December 15, 2018. The Company is evaluating the impact of the adoption of ASC Update No. 2016-13 on its financial position and results of operations.

In March 2016, the FASB issued ASC Update No. 2016-09, (Topic 718) Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting. This ASC update requires all excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in the income statement, and be treated as discreet items in the reporting period in which they occur. Additionally, excess tax benefits will be classified with other income tax cash flows as an operating activity and cash paid by an employer when directly withholding shares for tax withholding purposes will be classified as a financing activity. Awards that are used to settle employee tax liabilities will be allowed to qualify for equity classification for withholdings up to the maximum statutory tax rates in applicable jurisdictions. Regarding forfeitures, a company can make an entity-wide accounting policy election to either continue estimating the number of awards that are expected to vest or account for forfeitures when they occur. The updated guidance is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. The Company does not expect that adoption of ASC Update No. 2016-09 will have a material effect on its financial position. The effect this guidance will have on the Company’s results of operations is dependent on the future tax benefits or deficiencies that are recognized related to stock-based compensations awards, and could be material in any one quarterly or annual period.

In February 2016, the FASB issued ASC Update No. 2016-02, (Topic 842) Leases. This ASC update requires a lessee to recognize a right-of-use asset, which represents the lessee’s right to use a specified asset for the lease term, and a corresponding lease liability, which represents a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, for all leases that extend beyond 12 months. For finance or capital leases, interest on the lease liability will be recognized separately from amortization of the right-of-use asset in the statements of income and comprehensive income. In addition, the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows. For operating leases, the asset and liability will be amortized as a single lease cost, such that the cost of the lease is allocated over the lease term, on a generally straight-line basis, with all cash flows included within operating activities in the statement of cash flows. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and is required to be implemented by applying a modified retrospective transition approach. The Company is evaluating the impact of the adoption of ASC Update No. 2016-02 on its financial position and results of operations.

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

In May 2015, the FASB issued ASC Update No. 2015-09, (Topic 944) Financial Services- Insurance: Disclosures about Short-Duration Contracts. This ASC update requires several additional disclosures regarding short-duration insurance contracts, including; disaggregated incurred and paid claims development information, quantitative and qualitative information about claim frequency and duration, and the sum of incurred but not reported liabilities plus expected development on reported claims included in the liability for unpaid claims and claim adjustment expenses along with a description of reserving methodologies. This information is required to be presented by accident year, for the number of years for which claims typically remain outstanding, but need not exceed 10 years. A reconciliation of the claims development disclosures to the aggregate carrying amount of the liability for unpaid claims and claim adjustment expenses, including a separate disclosure for reinsurance recoverables is also required for each period presented in the statement of financial position. In addition, this ASC update requires insurance entities to disclose information about significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses, including reasons for the change and the effects on the financial statements.  The updated guidance is effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of ASC Update No. 2015-09 to have a material impact on its financial position or results of operations, as the update is disclosure related.

In May 2014, the FASB issued ASC Update No. 2014-09, (Topic 606) Revenue from Contracts with Customers. This ASC update was issued to clarify the principles for recognizing revenue. Insurance contracts and financial instrument transactions are not within the scope of this updated guidance, and; therefore, only an insignificant amount of the Company’s revenue is subject to this updated guidance. In August 2015, the FASB issued ASC Update No. 2015-14, (Topic 606) Revenue from Contracts with Customers, which deferred the effective date of ASC Update No. 2014-09 by one year. Accordingly, the updated guidance is effective for periods beginning after December 15, 2017 and is not expected to have a material effect on the Company’s financial position or results of operations.

In August 2014, the FASB issued ASC Update No. 2014-15, (Subtopic 205-40) Presentation of Financial Statement- Going Concern. This ASC update provides guidance on determining when and how to disclose going concern uncertainties in the financial statements, and requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. The updated guidance is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early adoption is permitted. The Company does not expect the adoption of ASC Update No. 2014-15 to have a material impact on its financial position or results of operations.

3. Income Taxes

Income tax expense for the nine months ended September 30, 2016 and 2015 has been computed using estimated annual effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect current estimates of the annual effective tax rates.

For the nine months ended September 30, 2016, the tax provision is comprised of a $28.9 million U.S. federal income tax expense and a $27.9 million foreign income tax expense. For the nine months ended September 30, 2015, the tax provision was comprised of a $62.2 million U.S. federal income tax expense and a $24.8 million foreign income tax expense.

Although most of the Company’s non–U.S. income is subject to U.S. federal income tax, certain of its non–U.S. income is not subject to U.S. federal income tax until repatriated. Foreign taxes on this non–U.S. income are accrued at the local foreign tax rate, as opposed to the higher U.S. statutory rate, since these earnings currently are expected to be indefinitely reinvested overseas. This assumption could change as a result of a sale of the subsidiaries, the receipt of dividends from the subsidiaries, a change in management’s intentions, or as a result of various other events. The Company has not made a provision for U.S. taxes on $18.7 million and $65.2 million of non-U.S. income for the nine months ended September 30, 2016 and 2015, respectively. However, in the future, if such earnings were distributed to the Company, taxes of $51.9 million would be payable on the accumulated undistributed earnings and would be reflected in the tax provision for the year in which these earnings are no longer intended to be indefinitely reinvested overseas, assuming all foreign tax credits are realized.

The Company or its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions, as well as foreign jurisdictions. The Company and its subsidiaries are subject to U.S. federal income tax examinations by tax authorities for years after 2012, U.S. state income tax examinations for years after 2012 and foreign examinations for years after 2012.

4. Debt

Debt consists of the following:

(in millions)	September 30, 2016	December 31, 2015
Senior debentures maturing April 15, 2026	$375.0	$-
Senior debentures maturing June 15, 2021	-	300.0
Senior debentures maturing March 1, 2020	-	80.0
Senior debentures maturing October 15, 2025	74.6	74.6
Subordinated debentures maturing March 30, 2053	175.0	175.0
Subordinated debentures maturing February 3, 2027	59.7	59.7
FHLBB borrowings (secured)	125.0	125.0
Total principal debt	$809.3	$814.3
Unamortized debt issuance costs	(11.4)	(11.2)
Total	$797.9	$803.1

On April 8, 2016, the Company issued $375.0 million aggregate principal amount of 4.50% senior unsecured debentures due April 15, 2026. The senior debentures are subject to certain restrictive covenants, including limitations on the issuance or disposition of stock of restricted subsidiaries and limitations on liens. These debentures pay interest semi-annually.

Net proceeds from the issuance of the aforementioned debentures were $370.5 million. On May 21, 2016, the proceeds, together with cash on hand, were used to redeem the outstanding 7.50% notes due March 1, 2020 and 6.375% notes due June 15, 2021. The redemption of these notes resulted in a pre-tax loss of $86.1 million.

At September 30, 2016, the Company was in compliance with the covenants associated with its debt indentures and credit arrangements.

5. Investments

A. Fixed maturities and equity securities

The amortized cost and fair value of available-for-sale fixed maturities and the cost and fair value of equity securities were as follows:

	September 30, 2016
	Amortized	Gross	Gross		OTTI
	Cost or	Unrealized	Unrealized		Unrealized
(in millions)	Cost	Gains	Losses	Fair Value	Losses
Fixed maturities:
U.S. Treasury and government agencies	$311.1	$9.4	$0.1	$320.4	$-
Foreign government	234.5	8.2	-	242.7	-
Municipal	1,071.8	65.7	1.1	1,136.4	-
Corporate	3,937.4	190.5	19.7	4,108.2	15.8
Residential mortgage-backed	921.8	23.5	1.0	944.3	0.3
Commercial mortgage-backed	546.5	23.7	0.4	569.8	-
Asset-backed	77.3	1.4	0.3	78.4	-
Total fixed maturities	$7,100.4	$322.4	$22.6	$7,400.2	$16.1
Equity securities	$533.6	$79.8	$0.9	$612.5	$-

	December 31, 2015
	Amortized	Gross	Gross		OTTI
	Cost or	Unrealized	Unrealized		Unrealized
(in millions)	Cost	Gains	Losses	Fair Value	Losses
Fixed maturities:
U.S. Treasury and government agencies	$447.1	$5.5	$3.5	$449.1	$-
Foreign government	244.7	2.6	1.5	245.8	-
Municipal	1,074.5	50.0	4.2	1,120.3	-
Corporate	3,699.9	86.8	95.7	3,691.0	27.5
Residential mortgage-backed	887.6	13.4	4.9	896.1	0.3
Commercial mortgage-backed	499.6	5.8	4.3	501.1	-
Asset-backed	80.6	0.2	0.8	80.0	-
Total fixed maturities	$6,934.0	$164.3	$114.9	$6,983.4	$27.8
Equity securities	$528.5	$55.7	$7.6	$576.6	$-

Other-than-temporary impairments (“OTTI”) unrealized losses in the tables above represent OTTI recognized in accumulated other comprehensive income. This amount excludes net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date of $21.1 million and $1.1 million as of September 30, 2016 and December 31, 2015, respectively.

The amortized cost and fair value by maturity periods for fixed maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or the Company may have the right to put or sell the obligations back to the issuers.

	September 30, 2016
	Amortized	Fair
(in millions)	Cost	Value
Due in one year or less	$375.0	$378.2
Due after one year through five years	2,575.9	2,692.0
Due after five years through ten years	2,120.6	2,220.4
Due after ten years	483.3	517.1
	5,554.8	5,807.7
Mortgage-backed and asset-backed securities	1,545.6	1,592.5
Total fixed maturities	$7,100.4	$7,400.2

B. Securities in an unrealized loss position

The following tables provide information about the Company’s fixed maturities and equity securities that were in an unrealized loss position at September 30, 2016 and December 31, 2015 including the length of time the securities have been in an unrealized loss position:

	September 30, 2016
	12 months or less		Greater than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in millions)	Losses	Value	Losses	Value	Losses	Value
Fixed maturities:
Investment grade:
U.S. Treasury and government agencies	$0.1	$37.8	$-	$-	$0.1	$37.8
Foreign governments	-	11.5	-	1.5	-	13.0
Municipal	0.2	43.7	0.9	31.7	1.1	75.4
Corporate	1.3	209.7	4.3	55.5	5.6	265.2
Residential mortgage-backed	0.2	122.3	0.8	40.1	1.0	162.4
Commercial mortgage-backed	0.4	56.8	-	7.1	0.4	63.9
Asset-backed	0.1	3.7	0.2	6.2	0.3	9.9
Total investment grade	2.3	485.5	6.2	142.1	8.5	627.6
Below investment grade:
Corporate	0.9	30.1	13.2	105.2	14.1	135.3
Total fixed maturities	3.2	515.6	19.4	247.3	22.6	762.9
Equity securities	0.9	18.7	-	-	0.9	18.7
Total	$4.1	$534.3	$19.4	$247.3	$23.5	$781.6

	December 31, 2015
	12 months or less		Greater than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in millions)	Losses	Value	Losses	Value	Losses	Value
Fixed maturities:
Investment grade:
U.S. Treasury and government agencies	$1.5	$139.0	$2.0	$77.2	$3.5	$216.2
Foreign governments	0.8	63.6	0.7	8.4	1.5	72.0
Municipal	2.3	143.0	1.9	57.4	4.2	200.4
Corporate	30.7	1,138.3	18.9	122.3	49.6	1,260.6
Residential mortgage-backed	3.0	334.5	1.9	47.0	4.9	381.5
Commercial mortgage-backed	4.2	293.8	0.1	9.7	4.3	303.5
Asset-backed	0.8	56.6	-	1.4	0.8	58.0
Total investment grade	43.3	2,168.8	25.5	323.4	68.8	2,492.2
Below investment grade:
Corporate	19.6	165.5	26.5	63.2	46.1	228.7
Total fixed maturities	62.9	2,334.3	52.0	386.6	114.9	2,720.9
Equity securities	7.6	166.8	-	-	7.6	166.8
Total	$70.5	$2,501.1	$52.0	$386.6	$122.5	$2,887.7

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

C. Other investments

In accordance with Lloyd’s operating guidelines, the Company deposits funds at Lloyd’s to support underwriting operations. These funds are available only to fund claim obligations. These assets consisted of approximately $507 million of fixed maturities and $4 million of cash and cash equivalents as of September 30, 2016. The Company also deposits funds with various state and governmental authorities in the U.S. For a discussion of the Company’s deposits with state and governmental authorities, see also Note 3 – “Investments” of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2015.

D. Proceeds from sales

The proceeds from sales of available-for-sale securities and gross realized gains and losses on those sales, were as follows:

	Three Months Ended September 30,
	2016			2015
	Proceeds from	Gross	Gross	Proceeds from	Gross	Gross
(in millions)	Sales	Gains	Losses	Sales	Gains	Losses
Fixed maturities	$94.2	$3.6	$0.3	$145.2	$0.7	$0.6
Equity securities	$20.7	$-	$1.2	$17.4	$4.1	$0.1

	Nine Months Ended September 30,
	2016			2015
	Proceeds from	Gross	Gross	Proceeds from	Gross	Gross
(in millions)	Sales	Gains	Losses	Sales	Gains	Losses
Fixed maturities	$402.1	$9.5	$4.5	$969.9	$13.6	$5.3
Equity securities	$194.1	$26.4	$2.9	$185.2	$24.2	$0.1

Proceeds from sales of fixed maturities for the nine months ended September 30, 2015 included $379.6 million from the transfer of fixed maturity investments in connection with the disposal of the U.K. motor business and related gross gains of $6.4 million and gross losses of $0.6 million.

E. Other-than-temporary impairments

For the three months ended September 30, 2016, $0.1 million of OTTI on fixed maturities was transferred from unrealized losses in accumulative other comprehensive income (“AOCI”) and recognized in earnings, with no impact on total OTTI. For the nine months ended September 30, 2016, total OTTI was $19.2 million, consisting primarily of fixed maturities and, to a lesser extent, equity securities. Of this amount, $26.0 million was recognized in earnings, including $6.8 million which was transferred from unrealized losses in AOCI.

For the three months ended September 30, 2015, total OTTI of fixed maturities was $9.5 million.  Of this amount, $4.2 million was recognized in earnings and the remaining $5.3 million was recorded as unrealized losses in AOCI. For the nine months ended September 30, 2015, total OTTI of fixed maturities and equity securities was $20.9 million. Of this amount, $8.8 million was recognized in earnings and the remaining $12.1 million was recorded as unrealized losses in AOCI.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Credit losses at beginning of period	$11.7	$6.1	$18.0	$4.2
Credit losses for which an OTTI was not previously recognized	-	2.5	5.2	5.2
Additional credit losses on securities for which an
OTTI was previously recognized	0.1	1.0	2.2	1.0
Reductions for securities sold, matured or called	(2.3)	-	(3.9)	(0.8)
Reductions for securities reclassified as intended to sell	-	-	(12.0)	-
Credit losses at end of period	$9.5	$9.6	$9.5	$9.6

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

The estimated fair value of the financial instruments were as follows:

	September 30, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
(in millions)	Value	Value	Value	Value
Financial Assets
Cash and cash equivalents	$315.9	$315.9	$338.8	$338.8
Fixed maturities	7,400.2	7,400.2	6,983.4	6,983.4
Equity securities	612.5	612.5	576.6	576.6
Other investments	448.3	463.5	365.4	367.9
Total financial assets	$8,776.9	$8,792.1	$8,264.2	$8,266.7
Financial Liabilities
Debt	$797.9	$895.9	$803.1	$927.8

The Company has processes designed to ensure that the values received from its third party pricing service are accurately recorded, that the data inputs and valuation techniques utilized are appropriate and consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. The Company performs a review of the fair value hierarchy classifications and of prices received from its pricing service on a quarterly basis. The Company reviews the pricing services’ policies describing its methodology, processes, practices and inputs, including various financial models used to value securities. Also, the Company reviews the portfolio pricing, including a process for which securities with changes in prices that exceed a defined threshold are verified to independent sources, if available. If upon review, the Company is not satisfied with the validity of a given price, a pricing challenge would be submitted to the pricing service along with supporting documentation for its review. The Company does not adjust quotes or prices obtained from the pricing service unless the pricing service agrees with the Company’s challenge. During 2016 and 2015, the Company did not adjust any prices received from its pricing service.

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

The following tables provide, for each hierarchy level, the Company’s assets that were measured at fair value on a recurring basis.

	September 30, 2016
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$320.4	$174.2	$146.2	$-
Foreign government	242.7	48.3	194.4	-
Municipal	1,136.4	-	1,104.1	32.3
Corporate	4,108.2	-	4,103.9	4.3
Residential mortgage-backed, U.S. agency backed	889.8	-	889.8	-
Residential mortgage-backed, non-agency	54.5	-	54.5	-
Commercial mortgage-backed	569.8	-	553.6	16.2
Asset-backed	78.4	-	78.4	-
Total fixed maturities	7,400.2	222.5	7,124.9	52.8
Equity securities	603.8	602.4	-	1.4
Other investments	99.5	-	95.9	3.6
Total investment assets at fair value	$8,103.5	$824.9	$7,220.8	$57.8

	December 31, 2015
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$449.1	$193.6	$255.5	$-
Foreign government	245.8	52.5	193.3	-
Municipal	1,120.3	-	1,085.9	34.4
Corporate	3,691.0	-	3,687.3	3.7
Residential mortgage-backed, U.S. agency backed	824.5	-	824.5	-
Residential mortgage-backed, non-agency	71.6	-	71.6	-
Commercial mortgage-backed	501.1	-	484.1	17.0
Asset-backed	80.0	-	79.5	0.5
Total fixed maturities	6,983.4	246.1	6,681.7	55.6
Equity securities	567.7	566.4	-	1.3
Other investments	104.5	-	100.9	3.6
Total investment assets at fair value	$7,655.6	$812.5	$6,782.6	$60.5

The following tables provide, for each hierarchy level, the Company’s estimated fair values of financial instruments that were not carried at fair value:

	September 30, 2016
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$315.9	$315.9	$-	$-
Equity securities	8.7	-	8.7	-
Other investments	290.7	-	-	290.7
Liabilities:
Debt	$895.9	$-	$895.9	$-

	December 31, 2015
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$338.8	$338.8	$-	$-
Equity securities	8.9	-	8.9	-
Other investments	203.5	-	-	203.5
Liabilities:
Debt	$927.8	$-	$927.8	$-

Investments measured at fair value using net asset value based on an ownership interest in partners’ capital have not been included in the table above. The fair values of these investments were $73.3 million and $59.9 million as of September 30, 2016 and December 31, 2015, respectively, which are less than 1% of total investment assets.

The tables below provide a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fixed Maturities
(in millions)	Municipal	Corporate	Commercial mortgage-backed	Asset-backed	Total	Equity and Other	Total Assets
Three Months Ended
September 30, 2016
Balance July 1, 2016	$34.4	$4.4	$16.7	$0.4	$55.9	$4.9	$60.8
Transfers out of Level 3	(1.2)	-	-	-	(1.2)	-	(1.2)
Total (losses) gains:
Included in other comprehensive
income - net (depreciation) appreciation
on available-for-sale securities	(0.1)	(0.1)	(0.1)	-	(0.3)	0.1	(0.2)
Sales	(0.8)	-	(0.4)	(0.4)	(1.6)	-	(1.6)
Balance September 30, 2016	$32.3	$4.3	$16.2	$-	$52.8	$5.0	$57.8

Three Months Ended
September 30, 2015
Balance July 1, 2015	$27.0	$9.4	$18.0	$1.3	$55.7	$5.1	$60.8
Transfers out of Level 3	-	(4.6)	-	-	(4.6)	-	(4.6)
Total gains (losses):
Included in total net realized investment gains	-	-	0.1	-	0.1	-	0.1
Included in other comprehensive
income - net appreciation
(depreciation) on
available-for-sale securities	0.4	-	(0.1)	(0.1)	0.2	-	0.2
Purchases and sales:
Purchases	3.1	-	-	-	3.1	-	3.1
Sales	(0.5)	(0.1)	(0.3)	-	(0.9)	-	(0.9)
Balance September 30, 2015	$30.0	$4.7	$17.7	$1.2	$53.6	$5.1	$58.7

	Fixed Maturities
(in millions)	Municipal	Corporate	Commercial mortgage-backed	Asset-backed	Total	Equity and Other	Total Assets
Nine Months Ended
September 30, 2016
Balance January 1, 2016	$34.4	$3.7	$17.0	$0.5	$55.6	$4.9	$60.5
Transfers out of Level 3	(1.2)	-	-	-	(1.2)	-	(1.2)
Total gains (losses):
Included in total net realized investment gains	0.1	(0.2)	-	-	(0.1)	-	(0.1)
Included in other comprehensive income-net appreciation on available-for-sale securities	1.5	0.6	0.6	-	2.7	0.1	2.8
Purchases and sales:
Purchases	-	0.3	-	-	0.3	-	0.3
Sales	(2.5)	(0.1)	(1.4)	(0.5)	(4.5)	-	(4.5)
Balance September 30, 2016	$32.3	$4.3	$16.2	$-	$52.8	$5.0	$57.8

Nine Months Ended
September 30, 2015
Balance January 1, 2015	$25.7	$9.6	$21.4	$-	$56.7	$5.0	$61.7
Transfers into Level 3	-	-	-	1.3	1.3	-	1.3
Transfers out of Level 3	-	(4.6)	-	-	(4.6)	-	(4.6)
Total gains (losses):
Included in total net realized investment gains	-	0.1	0.1	-	0.2	-	0.2
Included in other comprehensive income-net (depreciation) appreciation on available-for-sale securities	(0.4)	(0.2)	(0.7)	(0.1)	(1.4)	0.1	(1.3)
Purchases and sales:
Purchases	6.2	-	-	-	6.2	-	6.2
Sales	(1.5)	(0.2)	(3.1)	-	(4.8)	-	(4.8)
Balance September 30, 2015	$30.0	$4.7	$17.7	$1.2	$53.6	$5.1	$58.7

During the three and nine months ended September 30, 2016 and 2015, the Company transferred assets between Level 2 and Level 3 primarily as a result of assessing the significance of unobservable inputs on the fair value measurement. There were no transfers between Level 1 and Level 2 during the three months or nine months ended September 30, 2016 or 2015. There were no Level 3 liabilities held by the Company for the nine months ended September 30, 2016 and 2015.

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

			September 30, 2016		December 31, 2015
	Valuation	Significant	Fair	Range	Fair	Range
(in millions)	Technique	Unobservable Inputs	Value	(Wtd Average)	Value	(Wtd Average)
Fixed maturities:
Municipal	Discounted	Discount for:	$32.3		$34.4
	cash flow	Small issue size Credit stress Above-market coupon		0.7 -6.8% (3.3%) 0.9 - 1.5% (1.2%) 0.3 - 1.0% (0.4%)		0.6 - 6.8% (3.2%) 0.9 - 1.5% (1.2%) 0.3 - 1.0% (0.4%)
Corporate	Discounted	Discount for:	4.1		3.7
	cash flow	Small issue size Credit stress Above-market coupon		2.0 - 2.5% (2.1%) 1.0% (1.0%) 0.3 - 0.8% (0.6%)		1.0% (1.0%) 10.0% (10.0%) 0.3 - 0.8% (0.6%)
Commercial mortgage-backed	Discounted	Discount for:	16.2		17.0
	cash flow	Small issue size Above-market coupon Lease structure		1.5 - 3.1% (2.6%) 0.5% (0.5%) 0.3% (0.3%)		0.5 - 1.0% (0.5%) 0.5% (0.5%) 0.3% (0.3%)
Asset-backed	Discounted	Discount for:	-		0.5
	cash flow	Small issue size		N/A		0.7% (0.7%)
Equity securities	Market	Net tangible asset	1.1		1.1
	comparables	market multiples		1.0X (1.0X)		1.0X (1.0X)
Other	Discounted	Discount rate	3.6	18.0% (18.0%)	3.6	18.0% (18.0%)
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

7. Pension and Other Postretirement Benefit Plans

The components of net periodic pension cost for defined benefit pension and other postretirement benefit plans included in the Company’s results of operations are as follows:

	Three Months Ended September 30,
	2016	2015	2016	2015

(in millions)	Pension Plans		Postretirement Plans
Service cost - benefits earned during the period	$0.2	$0.2	$-	$-
Interest cost	7.4	7.4	0.2	0.1
Expected return on plan assets	(7.4)	(8.0)	-	-
Recognized net actuarial loss	2.8	3.1	-	-
Amortization of prior service cost	-	-	(0.3)	(0.3)
Net periodic pension cost (benefit)	$3.0	$2.7	$(0.1)	$(0.2)

	Nine Months Ended September 30,
	2016	2015	2016	2015

(in millions)	Pension Plans		Postretirement Plans
Service cost - benefits earned during the period	$0.6	$0.9	$-	$-
Interest cost	22.2	22.0	0.4	0.4
Expected return on plan assets	(22.4)	(23.7)	-	-
Recognized net actuarial loss	8.4	10.9	0.1	0.1
Amortization of prior service cost	-	-	(1.0)	(1.0)
Curtailment gain	-	(1.8)	-	-
Net periodic pension cost (benefit)	$8.8	$8.3	$(0.5)	$(0.5)

In the second quarter of 2015, the Company recognized a $1.8 million curtailment gain due to the disposal of the U.K. motor business.  Included in the table above in recognized net actuarial loss was an equal and offsetting expense.

8. Other Comprehensive Income

The following table provides changes in other comprehensive income.

	Three Months Ended September 30,
	2016			2015
		Tax			Tax
		Benefit	Net of		Benefit	Net of
(in millions)	Pre-Tax	(Expense)	Tax	Pre-Tax	(Expense)	Tax
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during period	$8.1	$(2.9)	$5.2	$(47.0)	$16.5	$(30.5)
Amount of realized gains from sales and other	(3.4)	(3.9)	(7.3)	(5.9)	(1.4)	(7.3)
Portion of other-than-temporary impairment losses
recognized in earnings	0.1	-	0.1	4.2	(1.5)	2.7
Net unrealized gains (losses)	4.8	(6.8)	(2.0)	(48.7)	13.6	(35.1)
Pension and postretirement benefits:
Amortization of net actuarial loss and prior service
cost recognized as net periodic benefit cost	2.5	(1.0)	1.5	2.7	(1.0)	1.7
Cumulative foreign currency translation adjustment:
Foreign currency translation recognized during
the period	(2.9)	1.0	(1.9)	(4.0)	1.4	(2.6)
Other comprehensive income (loss)	$4.4	$(6.8)	$(2.4)	$(50.0)	$14.0	$(36.0)

	Nine Months Ended September 30,
	2016			2015
		Tax			Tax
		Benefit	Net of		Benefit	Net of
(in millions)	Pre-Tax	(Expense)	Tax	Pre-Tax	(Expense)	Tax
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during period	$290.1	$(101.5)	$188.6	$(120.5)	$42.2	$(78.3)
Amount of realized gains from sales and other	(30.7)	(3.3)	(34.0)	(32.3)	1.9	(30.4)
Portion of other-than-temporary impairment losses
recognized in earnings	26.0	(9.1)	16.9	8.8	(3.1)	5.7
Net unrealized gains (losses)	285.4	(113.9)	171.5	(144.0)	41.0	(103.0)
Pension and postretirement benefits:
Net actuarial losses and prior service cost
arising in the period	-	-	-	(1.2)	(0.2)	(1.4)
Amortization of net actuarial loss and prior service
cost recognized as net periodic benefit cost	7.5	(2.7)	4.8	10.0	(3.2)	6.8
Net pension and postretirement benefits	7.5	(2.7)	4.8	8.8	(3.4)	5.4
Cumulative foreign currency translation adjustment:
Foreign currency translation recognized during
the period	(4.9)	1.7	(3.2)	(7.4)	2.6	(4.8)
Other comprehensive income (loss)	$288.0	$(114.9)	$173.1	$(142.6)	$40.2	$(102.4)

Reclassifications out of accumulated other comprehensive income were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in millions)	2016	2015	2016	2015

	Amount Reclassified from
Details about Accumulated Other	Accumulated Other				Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income				Where Net Income is Presented
Unrealized gains on available-for-sale
securities	$3.4	$5.9	$30.7	$32.3	Net realized gains from sales and other
					Net other-than-temporary impairment
	(0.1)	(4.2)	(26.0)	(8.8)	losses on investments recognized in earnings
	3.3	1.7	4.7	23.5	Total before tax
	3.9	2.9	12.4	1.2	Tax benefit
	7.2	4.6	17.1	24.7	Net of tax
Amortization of defined benefit					Loss adjustment expenses and other
pension and postretirement plans	(2.5)	(2.7)	(7.5)	(10.0)	operating expenses
	1.0	1.0	2.7	3.2	Tax benefit
	(1.5)	(1.7)	(4.8)	(6.8)	Net of tax
Total reclassifications for the period	$5.7	$2.9	$12.3	$17.9	Benefit to income, net of tax

The amount reclassified from accumulated other comprehensive income for the pension and postretirement benefits was allocated approximately 40% to loss adjustment expenses and 60% to other operating expenses for the nine months ended September 30, 2016 and 2015.

9. Segment Information

The Company’s primary business operations include insurance products and services provided through four operating segments. The domestic operating segments are Commercial Lines, Personal Lines and Other, and the Company’s international operating segment is Chaucer. Commercial Lines includes commercial multiple peril, commercial automobile, workers’ compensation, and other commercial coverages, such as inland marine, specialty program business, management and professional liability and surety. Personal Lines includes personal automobile, homeowners and other personal coverages. Chaucer includes marine and aviation, property, energy, casualty and other coverages (which includes international liability, specialist coverages, and syndicate participations), and U.K. motor business prior to June 30, 2015. Effective June 30, 2015, the Company transferred its U.K. motor business to an unaffiliated party. Included in Other are Opus Investment Management, Inc., which markets investment management services to institutions, pension funds and other organizations; earnings on holding company assets; and, a discontinued voluntary pools business. The separate financial information is presented consistent with the way results are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

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

Summarized below is financial information with respect to the Company’s business segments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Operating revenues:
Commercial Lines	$628.4	$601.2	$1,857.2	$1,786.7
Personal Lines	391.5	379.7	1,154.8	1,131.4
Chaucer	215.0	242.7	667.9	875.5
Other	2.1	1.9	5.9	5.7
Total	1,237.0	1,225.5	3,685.8	3,799.3
Net realized investment gains	4.2	8.0	5.0	30.0
Total revenues	$1,241.2	$1,233.5	$3,690.8	$3,829.3
Operating income (loss) before interest expense and income taxes:
Commercial Lines:
Underwriting income	$3.6	$8.3	$12.4	$10.9
Net investment income	39.0	38.7	117.5	116.7
Other (expenses) income	(0.1)	0.1	(0.7)	(1.1)
Commercial Lines operating income	42.5	47.1	129.2	126.5
Personal Lines:
Underwriting income	23.3	17.9	81.2	34.3
Net investment income	17.1	18.0	51.6	54.2
Other income	1.3	1.3	3.4	3.1
Personal Lines operating income	41.7	37.2	136.2	91.6
Chaucer:
Underwriting income	37.8	29.6	53.8	92.7
Net investment income	10.3	10.5	32.3	34.8
Other income	0.3	1.1	1.5	4.9
Chaucer operating income	48.4	41.2	87.6	132.4
Other:
Underwriting loss	(0.8)	(0.9)	(2.1)	(2.3)
Net investment income	1.4	1.1	3.8	3.4
Other net expenses	(3.4)	(3.1)	(9.8)	(9.1)
Other operating loss	(2.8)	(2.9)	(8.1)	(8.0)
Operating income before interest expense and income taxes	129.8	122.6	344.9	342.5
Interest on debt	(12.5)	(14.8)	(42.8)	(45.9)
Operating income before income taxes	117.3	107.8	302.1	296.6
Non-operating income items:
Net realized investment gains	4.2	8.0	5.0	30.0
Net gain on disposal of U.K. motor business	0.1	-	1.3	37.7
Net loss from repayment of debt	-	(5.6)	(86.1)	(24.1)
Other non-operating items	2.5	0.2	2.8	(0.2)
Income before income taxes	$124.1	$110.4	$225.1	$340.0

The Company recognized approximately $7 million and $3 million in net foreign currency transaction losses in the Statements of Income during the three months ended September 30, 2016 and 2015, respectively. The Company recognized approximately $28 million in net foreign currency transaction losses and approximately $12 million in net foreign currency transaction gains in the Statements of Income during the nine months ended September 30, 2016 and 2015, respectively.

The following table provides identifiable assets for the Company’s business segments and discontinued operations:

	September 30, 2016	December 31, 2015

(in millions)	Identifiable Assets
U.S. Companies	$10,124.7	$9,616.0
Chaucer	4,155.0	4,082.2
Discontinued operations	84.0	83.0
Total	$14,363.7	$13,781.2

The Company reviews the assets of its U.S. Companies collectively and does not allocate them between the Commercial Lines, Personal Lines and Other segments.

10. Stock-based Compensation

As of September 30, 2016, there were  5,047,892 shares, 2,420,768 shares and 702,191 shares available for grant under The Hanover Insurance Group 2014 Long-Term Incentive Plan, The Hanover Insurance Group 2014 Employee Stock Purchase Plan and the Chaucer Share Incentive Plan, respectively.

Compensation cost for the Company’s stock-based awards and the related tax benefits were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Stock-based compensation expense	$3.0	$1.9	$8.5	$9.4
Tax benefit	(1.1)	(0.7)	(3.0)	(3.3)
Stock-based compensation expense, net of taxes	$1.9	$1.2	$5.5	$6.1

Stock Options

Information on the Company’s stock option plans is summarized below.

	Nine Months Ended September 30,
	2016		2015
(in whole shares and dollars)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	1,619,948	$56.57	2,236,620	$46.61
Granted	524,940	82.74	663,900	70.34
Exercised	(564,389)	48.80	(377,188)	45.66
Forfeited or cancelled	(207,203)	68.23	(117,640)	53.39
Outstanding, end of period (1)	1,373,296	68.01	2,405,692	52.98

(1) Included in the table above in outstanding shares for the nine months ended September 30, 2015 were 128,334 options that were previously granted to the Company’s former CEO. These options subsequently forfeited in 2016 and are included above in the amounts forfeited or cancelled for the nine months ended September 30, 2016.

Restricted Stock Units

The following tables summarize activity information about employee restricted stock units:

	Nine Months Ended September 30,
	2016		2015
(in whole shares and dollars)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Time-based restricted stock units:
Outstanding, beginning of period	301,897	$54.54	384,923	$45.63
Granted	143,107	83.43	92,409	70.61
Vested	(136,398)	42.49	(119,117)	40.94
Forfeited	(27,411)	68.07	(31,573)	51.10
Outstanding, end of period	281,195	73.77	326,642	53.88

Performance-based and market-based restricted stock units:
Outstanding, beginning of period	196,142	$47.89	218,338	$44.24
Granted	118,736	73.14	82,025	48.55
Vested	(144,141)	41.11	(77,854)	38.82
Forfeited	(63,740)	64.13	(14,451)	44.68
Outstanding, end of period (1)	106,997	75.38	208,058	47.93

(1) Included in the table above in outstanding shares for the nine months ended September 30, 2015 were 56,500 market-based restricted stock units that were previously granted to the Company’s former CEO. These units subsequently forfeited in 2016 and are included above in the amounts forfeited for the nine months ended September 30, 2016.

In the first nine months of 2016 and 2015, the Company granted market-based awards totaling 79,153 and 80,738, respectively, to certain members of senior management, which are included in the table above as performance and market-based restricted stock activity. The vesting of these stock units is based on the relative total shareholder return (“TSR”) of the Company. This metric is generally based on relative TSR for a three-year period as compared to a pre-selected group of property and casualty companies. The fair value of market-based awards was estimated at the date of grant using a valuation model. These units have the potential to range from 0% to 150% of the shares disclosed. Included in the amount granted above in 2016 are 30,453 shares related to market-based awards that achieved a payout in excess of 100%. These awards vested in the first nine months of 2016.

Performance-based restricted stock units are based upon the achievement of the performance metric at 100%. These units have the potential to range from 0% to 200% of the shares disclosed, which varies based on grant year and individual participation level. Increases above the 100% target level are reflected as granted in the period in which performance-based stock unit goals are achieved. Decreases below the 100% target level are reflected as forfeited. Included in the amounts granted above in 2016 for the performance-based restricted stock units are 1,949 shares related to awards that a performance metric in excess of 100% was achieved. These awards vested in the first nine months of 2016.

11. Earnings Per Share and Shareholders’ Equity Transactions

The following table provides weighted average share information used in the calculation of the Company’s basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in millions, except per share data)	2016	2015	2016	2015
Basic shares used in the calculation of earnings per share	42.7	44.0	42.8	44.1
Dilutive effect of securities:
Employee stock options	0.2	0.5	0.3	0.5
Non-vested stock grants	0.1	0.4	0.2	0.4
Diluted shares used in the calculation of earnings per share	43.0	44.9	43.3	45.0
Per share effect of dilutive securities on income from continuing operations	$(0.01)	$(0.03)	$(0.04)	$(0.11)
Per share effect of dilutive securities on net income	$(0.01)	$(0.04)	$(0.05)	$(0.11)

Diluted earnings per share for the three months ended September 30, 2016 exclude 0.6 million of common shares issuable under the Company’s stock compensation plans because their effect would be antidilutive. All of the common shares issuable under the Company’s stock compensation plans were included in the diluted earnings per share for the three months ended September 30, 2015. Diluted earnings per share for the nine months ended September 30, 2016 and 2015 exclude 0.5 million and 0.6 million, respectively, of common shares issuable under the Company’s stock compensation plans because their effect would be antidilutive.

The Company’s Board of Directors has authorized aggregate repurchases of the Company’s common stock of up to $900 million. Under the repurchase authorizations, the Company may repurchase, from time to time, common shares in amounts, at prices and at such times as the Company deems appropriate, subject to market conditions and other considerations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. The Company is not required to purchase any specific number of shares or to make purchases by any certain date under this program. During the first nine months of 2016, the Company purchased 1.3 million shares of the Company’s common stock at a cost of $105.2 million.

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

Net income for the nine month period ended September 30, 2016 was $168.6 million. Net income was adversely affected by prepayment charges of $56.0 million, net of tax, which we paid in the second quarter in connection with the redemption of $380.0 million in higher coupon debt following our successful issuance of $375.0 million of 4.50% senior notes.

Operating income before interest expense and income taxes was $344.9 million for the nine months ended September 30, 2016, compared to $342.5 million in the same period in 2015, an increase of $2.4 million. This increase is primarily due to lower catastrophe losses and current accident year losses, partially offset by lower net favorable development on prior years’ loss and loss adjustment expense (“LAE”) reserves (“prior years’ loss reserves”). Pre-tax catastrophe losses were $109.1 million for the nine months ended September 30, 2016, compared to $154.6 million during the same period of 2015. Net favorable development on prior years’ loss reserves was $3.1 million for the nine months ended September 30, 2016, compared to $76.2 million during the same period of 2015. As explained later in this document, a portion of this change is also attributable to the effect of foreign exchange fluctuations.

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

We believe these efforts have driven, and will continue to drive, improvement in our overall mix of business and our underwriting profitability. Commercial Lines net premiums written grew by 3.6% in the first nine months of 2016, driven by both our core commercial and specialty businesses. This growth is primarily due to rate and exposure increases, strong retention and targeted new business expansion.

Underwriting results improved slightly in the first nine months of 2016, as compared to the same period in 2015, due to improved current accident year loss performance and lower catastrophe losses, largely offset by higher unfavorable prior year reserve development. The competitive nature of the Commercial Lines market requires us to be highly disciplined in our underwriting process to ensure that we write business at acceptable margins, and we continue to seek rate increases across our lines of business.

Personal Lines

Personal Lines focuses on partnering with high quality, value-oriented agencies that deliver consultative selling and stress the importance of account rounding (the conversion of single policy customers to accounts with multiple policies and additional coverages). Approximately 82% of our policies in force are account business. We are focused on making investments that help maintain profitability, build a distinctive position in the market, diversify us geographically from our largest historical core states of Michigan, Massachusetts and New York, and provide us with profitable growth opportunities.

Net premiums written grew by 4.8% in the first nine months of 2016, primarily due to increased rates in both the homeowners and personal automobile lines, as well as improved retention and new business trends. Underwriting results also improved in the first nine months of 2016, as compared to the same period in 2015, primarily due to lower catastrophe losses and improved current accident year loss performance, partially offset by lower favorable prior year development. We continue to seek rate increases in excess of underlying loss cost trends, subject to regulatory and competitive considerations.

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

Underwriting results declined in the first nine months of 2016, as compared to the same period in 2015, primarily due to higher current accident year losses and a decrease in prior accident year favorable reserve development, partially offset by lower catastrophe losses.  Excluding the U.K. motor business, which was transferred effective June 30, 2015, Chaucer’s gross premiums written declined by 2.8% in the first nine months of 2016, primarily due to lower premium volumes in our energy line, where underwriting conditions reflect the effects of continued low oil prices. On a net basis, written premiums for the first nine months of 2016 declined 9.6% in comparison to the first nine months of 2015, primarily due to a planned increase in ceded reinsurance premiums, as we continue to manage our overall underwriting risk given the challenging market conditions.

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

Results of Operations – Consolidated

Consolidated net income for the three months ended September 30, 2016 was $88.4 million, compared to $78.3 million for the three months ended September 30, 2015, an increase of $10.1 million. Operating income for the three months ended September 30, 2016 was $78.6 million, compared to $72.2 million for the three months ended September 30, 2015, contributing $6.4 million to this increase. Additionally, the three months ended September 30, 2015 included losses from the repayment of debt of $5.6 million that did not recur in the third quarter of 2016.

Consolidated net income for the nine months ended September 30, 2016 was $168.6 million, compared to $253.9 million for the nine months ended September 30, 2015. The decrease of $85.3 million is primarily due to three large non-operating items. First, we recognized a loss from the repayment of debt of $56.0 million, net of tax, for the nine months ended September 30, 2016, compared to $15.7 million, net of tax, for the nine months ended September 30, 2015. Second, consolidated net income for the nine months ended September 30, 2015 included a $40.3 million net gain on the 2015 disposal of our U.K. motor business. Third, net realized investment gains decreased by $25.0 million pre-tax and $11.7 million, net of taxes, in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. Operating income for the nine months ended September 30, 2016 was $204.1 million, compared to $199.7 million for the nine months ended September 30, 2015.

The following table reflects operating income, a non-GAAP measure, for each operating segment and a reconciliation of operating income to consolidated net income.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Operating income (loss) before interest expense and income taxes:
Commercial Lines	$42.5	$47.1	$129.2	$126.5
Personal Lines	41.7	37.2	136.2	91.6
Chaucer	48.4	41.2	87.6	132.4
Other	(2.8)	(2.9)	(8.1)	(8.0)
Operating income before interest expense and income taxes	129.8	122.6	344.9	342.5
Interest expense on debt	(12.5)	(14.8)	(42.8)	(45.9)
Operating income before income taxes	117.3	107.8	302.1	296.6
Income tax expense on operating income	(38.7)	(35.6)	(98.0)	(96.9)
Operating income	78.6	72.2	204.1	199.7
Gain on disposal of U.K. motor business, net of tax	-	-	0.9	40.3
Other non-operating items:
Net realized investment gains	4.2	8.0	5.0	30.0
Net loss from repayment of debt	-	(5.6)	(86.1)	(24.1)
Other	2.5	0.2	2.8	(0.2)
Income tax benefit on non-operating items	3.0	2.4	41.6	7.3
Income from continuing operations, net of taxes	88.3	77.2	168.3	253.0
Net gain from discontinued operations, net of taxes	0.1	1.1	0.3	0.9
Net income	$88.4	$78.3	$168.6	$253.9

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

Catastrophe losses and prior years’ reserve development are significant components in understanding and assessing the financial performance of our business. Management reviews and evaluates catastrophes and prior years’ reserve development separately from the other components of earnings. References to “current accident year underwriting results” exclude prior accident year reserve development. Catastrophes and prior years’ reserve development are not predictable as to timing or the amount that will affect the results of our operations and have affected our results in past years. Management believes that providing certain financial metrics and trends excluding the effects of catastrophes and prior years’ reserve development helps investors to understand the variability in periodic earnings and to evaluate the underlying performance of our operations. Discussion of catastrophe losses in this Management’s Discussion and Analysis of Financial Condition and Results of Operations includes development on prior years’ catastrophe reserves and, unless otherwise indicated, such development is excluded from discussions of prior year loss and LAE reserve development.

Results of Operations – Segments

The following is our discussion and analysis of the results of operations by business segment. The operating results are presented before interest expense, taxes and other items which management believes are not indicative of our core operations, including realized gains and losses.

The following table summarizes the results of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Operating revenues
Net premiums written	$1,250.9	$1,199.6	$3,616.8	$3,570.7
Net premiums earned	1,160.9	1,150.1	3,457.7	3,566.9
Net investment income	67.8	68.3	205.2	209.1
Other income	8.3	7.1	22.9	23.3
Total operating revenues	1,237.0	1,225.5	3,685.8	3,799.3
Losses and operating expenses
Losses and LAE	692.0	690.7	2,121.3	2,208.7
Amortization of deferred acquisition costs	257.9	259.0	771.4	781.6
Other operating expenses	157.3	153.2	448.2	466.5
Total losses and operating expenses	1,107.2	1,102.9	3,340.9	3,456.8
Operating income before interest expense and income taxes	$129.8	$122.6	$344.9	$342.5

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Operating income before interest expense and income taxes was $129.8 million in the three months ended September 30, 2016, compared to $122.6 million for the three months ended September 30, 2015, an increase of $7.2 million. This increase is primarily due to lower catastrophe losses, partially offset by lower net favorable development on prior years’ loss reserves. Overall catastrophe related activity in the quarter was $26.9 million, compared to $45.8 million in the same period of 2015, a decrease of $18.9 million. Net favorable development on prior years’ loss reserves was $8.1 million in the quarter, compared to $22.4 million in the same period in 2015, a decrease of $14.3 million, including the effect of foreign exchange fluctuations.

Net premiums written increased by $51.3 million in the three months ended September 30, 2016 compared to the three months ended September 30, 2015. This improvement was due to growth in our domestic lines.

Production and Underwriting Results

The following table summarizes premiums written on a gross and net basis, net premiums earned and loss, LAE, expense and combined ratios for the Commercial Lines, Personal Lines and Chaucer segments. Loss, LAE, catastrophe loss and combined ratios shown below include prior year reserve development. These items are not meaningful for our Other segment.

	Three Months Ended September 30, 2016
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$730.0	$647.3	$587.2	3.0	63.5	35.7	99.2
Personal Lines	428.7	407.5	371.5	3.3	64.1	29.0	93.1
Chaucer	243.5	196.1	202.2	(1.5)	39.9	41.4	81.3
Total	$1,402.2	$1,250.9	$1,160.9	2.3	59.6	34.6	94.2

	Three Months Ended September 30, 2015
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$701.2	$617.6	$560.4	2.5	62.5	35.8	98.3
Personal Lines	403.0	383.3	358.6	5.6	66.1	28.1	94.2
Chaucer	275.5	198.7	231.1	5.1	44.6	42.6	87.2
Total	$1,379.7	$1,199.6	$1,150.1	4.0	60.1	34.8	94.9

The following table summarizes net premiums written, and loss and LAE and catastrophe loss ratios by line of business for the Commercial Lines and Personal Lines segments. Loss and LAE and catastrophe loss ratios include prior year reserve development.

	Three Months Ended September 30,
	2016			2015
(dollars in millions)	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios
Commercial Lines:
Commercial multiple peril	$229.3	61.5	6.6	$218.3	59.6	3.3
Commercial automobile	81.7	75.9	2.2	81.7	71.0	(0.4)
Workers’ compensation	73.6	63.3	-	66.0	60.8	-
Other commercial	262.7	61.3	1.2	251.6	62.4	3.4
Total Commercial Lines	$647.3	63.5	3.0	$617.6	62.5	2.5
Personal Lines:
Personal automobile	$249.6	71.8	1.6	$232.3	69.9	1.0
Homeowners	147.5	52.9	6.5	140.7	62.2	13.8
Other personal	10.4	26.9	1.1	10.3	26.6	5.3
Total Personal Lines	$407.5	64.1	3.3	$383.3	66.1	5.6

The following table summarizes premiums written on a gross and net basis and net premiums earned by line of business for the Chaucer segment.

	Three Months Ended September 30,
	2016			2015
(in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Chaucer:
Marine and aviation	$85.6	$67.0	$66.8	$81.5	$70.4	$71.2
U.K. motor	-	-	-	46.3	-	-
Property	39.6	34.5	38.8	32.4	29.5	42.5
Energy	28.8	18.8	25.2	28.9	21.4	41.1
Casualty and other	89.5	75.8	71.4	86.4	77.4	76.3
Total Chaucer	$243.5	$196.1	$202.2	$275.5	$198.7	$231.1

The following table summarizes underwriting results for the Commercial Lines, Personal Lines, Chaucer and Other segments and reconciles it to operating income.

	Three Months Ended September 30,
	2016					2015
(in millions)	Commercial Lines	Personal Lines	Chaucer	Other	Total	Commercial Lines	Personal Lines	Chaucer	Other	Total
Underwriting profit (loss), excluding prior year reserve development and catastrophes	$40.6	$34.5	$8.1	$(0.5)	$82.7	$33.9	$35.5	$9.4	$(0.5)	$78.3
Prior year favorable (unfavorable) loss and LAE reserve development on non-catastrophe losses	(19.3)	1.1	26.6	(0.3)	8.1	(11.8)	2.5	32.1	(0.4)	22.4
Prior year favorable (unfavorable) catastrophe development	(1.3)	(1.5)	3.5	-	0.7	(3.7)	(1.2)	17.3	-	12.4
Current year catastrophe losses	(16.4)	(10.8)	(0.4)	-	(27.6)	(10.1)	(18.9)	(29.2)	-	(58.2)
Underwriting profit (loss)	3.6	23.3	37.8	(0.8)	63.9	8.3	17.9	29.6	(0.9)	54.9
Net investment income	39.0	17.1	10.3	1.4	67.8	38.7	18.0	10.5	1.1	68.3
Fees and other income	2.2	2.9	2.5	0.7	8.3	2.1	3.1	1.1	0.8	7.1
Other operating (expenses) income	(2.3)	(1.6)	(2.2)	(4.1)	(10.2)	(2.0)	(1.8)	-	(3.9)	(7.7)
Operating income (loss) before interest expense and income taxes	$42.5	$41.7	$48.4	$(2.8)	$129.8	$47.1	$37.2	$41.2	$(2.9)	$122.6

Commercial Lines

Commercial Lines net premiums written were $647.3 million in the three months ended September 30, 2016, compared to $617.6 million in the three months ended September 30, 2015. This $29.7 million increase was primarily driven by pricing increases, strong retention, and targeted new business expansion.

Commercial Lines underwriting profit for the three months ended September 30, 2016 was $3.6 million, compared to $8.3 million for the three months ended September 30, 2015, a decrease of $4.7 million. Catastrophe-related losses for the three months ended September 30, 2016 were $17.7 million, compared to $13.8 million for the three months ended September 30, 2015, an increase of $3.9 million. Unfavorable development on prior years’ loss reserves for the three months ended September 30, 2016 was $19.3 million, compared to $11.8 million for the three months ended September 30, 2015, an unfavorable change of $7.5 million. There was unfavorable prior year reserve development in our commercial multiple peril liability and AIX program businesses in both periods, although in the third quarter of 2015, this was partially offset by favorable prior accident year reserve development within our umbrella and miscellaneous property coverages that did not recur in 2016.

Commercial Lines current accident year underwriting profit, excluding catastrophes, was $40.6 million for the three months ended September 30, 2016, compared to $33.9 million for the three months ended September 30, 2015. This $6.7 million increase was primarily due to premium growth and to an improvement in property results in our commercial multiple peril line.

The Company has continued to achieve price increases in the Commercial Lines segment, particularly in its small commercial and various specialty business areas.  However, the pricing environment continues to be competitive.  Our ability to achieve rate increases in the future, particularly in the middle market where competition for business is currently most intense, will be affected by the pricing environment, the overall economic environment and other factors.  Subject to these factors, as a normal function of the underwriting process, we are continuing efforts to improve our results through the combination of pricing increases, changes to our mix of business, optimizing our franchise agency distribution model and other underwriting actions.

Personal Lines

Personal Lines net premiums written were $407.5 million in the three months ended September 30, 2016, compared to $383.3 million in the three months ended September 30, 2015, an increase of $24.2 million. This was primarily due to increased rates in both our personal automobile and homeowners lines of business, as well as improved retention and new business trends.

Net premiums written in the personal automobile line of business for the three months ended September 30, 2016 were $249.6 million compared to $232.3 million for the three months ended September 30, 2015, an increase of $17.3 million. This was primarily due to rate increases, which offset a decline in policies in force of 0.6%. Net premiums written in the homeowners line of business for the three months ended September 30, 2016 were $147.5 million compared to $140.7 million for the three months ended September 30, 2015, an increase of $6.8 million. This is attributable to rate increases, as well as  an increase in policies in force of 0.3%. Since December 31, 2015, policies in force have remained relatively consistent in both the homeowners and personal automobile lines.

Personal Lines underwriting profit for the three months ended September 30, 2016 was $23.3 million, compared to $17.9 million for the three months ended September 30, 2015, an improvement of $5.4 million. Catastrophe losses for the three months ended September 30, 2016 were $12.3 million, compared to $20.1 million for the three months ended September 30, 2015, a decrease of $7.8 million.  Favorable development on prior years’ loss reserves for the three months ended September 30, 2016 was $1.1 million, compared to $2.5 million for the three months ended September 30,  2015, a decrease of $1.4 million.

Personal Lines current accident year underwriting profit, excluding catastrophes, was $34.5 million in the three months ended September 30, 2016, compared to $35.5 million for the three months ended September 30, 2015. This $1.0 million decline was primarily a result of higher performance-based agency compensation expenses due to overall improvement in our catastrophe and non-catastrophe loss performance. Also, an increase in personal automobile losses due to higher severity of property and physical damage claims was largely offset by favorable non-catastrophe loss experience in the homeowners line.

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

Chaucer

Chaucer’s gross premiums written were $243.5 million for the three months ended September 30, 2016, compared to $275.5 million for the three months ended September 30, 2015. Excluding the U.K. motor business, Chaucer’s gross premiums written increased by $14.3 million or 6.2% in the three months ended September 30, 2016, primarily in our marine and property lines. Chaucer’s net premiums written were $196.1 million for the three months ended September 30, 2016, compared to $198.7 million for the three months ended September 30, 2015, a decrease of $2.6 million or 1.3%. This decrease is primarily due to a planned increase in ceded reinsurance premiums as we continue to manage our overall underwriting risk given the challenging market conditions, partially offset by the aforementioned increase in volume in our marine and property lines of business.

Chaucer’s underwriting profit for the three months ended September 30, 2016 was $37.8 million, compared to an underwriting profit of $29.6 million for the three months ended September 30, 2015, an increase of $8.2 million. This increase is primarily due to lower catastrophe losses, partially offset by lower favorable development on prior year reserves. Catastrophe losses for the three months ended September 30, 2016 were $(3.1) million, compared to $11.9 million for the three months ended September 30, 2015, a change of $15.0 million. Current quarter catastrophe losses of $3.6 million were more than offset by favorable catastrophe reserve development of $6.7 million from both second quarter and prior year events. Favorable development on prior years’ loss reserves for the three months ended September 30, 2016 was $26.6 million, compared to $32.1 million for the three months ended September 30, 2015, a decrease of $5.5 million, including the effect of foreign exchange fluctuations (See “Foreign Exchange” section below for further discussion).

Chaucer’s current accident year underwriting profit, excluding catastrophes, was $8.1 million in the three months ended September 30, 2016, compared to $9.4 million for the three months ended September 30, 2015. This $1.3 million decline was primarily due to higher current accident year losses in our marine line of business, including trade credit coverages related to poor market conditions and underlying commodity price-sensitive accounts, partially offset by lower large losses in our energy line.

The international insurance industry continues to experience significant competition. High industry capacity and a continued reduced frequency of major losses are adversely affecting pricing and underwriting conditions in many of our markets. There can be no assurance that we will be able to maintain adequate rates in light of economic and regulatory conditions in our markets. Additionally, because of the inherently volatile nature of losses in many of our product lines, we may continue to experience large losses or an elevated level of losses from these or other product lines.

Other

Other operating loss was $2.8 million for the three months ended September 30, 2016, compared to $2.9 million for the three months ended September 30, 2015, a change of $0.1 million.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Operating income before interest expense and income taxes was $344.9 million in the nine months ended September 30, 2016, compared to $342.5 million for the nine months ended September 30, 2015, an increase of $2.4 million. This improvement is primarily due to lower catastrophes and lower current accident year losses, partially offset by lower net favorable development on prior year reserves. Catastrophe related activity in the nine months ended September 30, 2016 was $109.1 million, compared to $154.6 million in the same period of 2015, a decrease of $45.5 million. Lower current accident year losses in most lines of our domestic segments were partially offset by higher large losses in our Chaucer segment. Net favorable development on prior years’ loss reserves was $3.1 million in the nine months ended September 30, 2016, compared to $76.2 million in the same period in 2015, an unfavorable change of $73.1 million, including the effect of foreign exchange fluctuations.

Net premiums written increased by $46.1 million in the nine months ended September 30, 2016 compared to the same period in 2015. This increase was primarily a result of growth in our domestic lines, partially offset by a planned increase in ceded reinsurance premiums in the Chaucer business and lower premium volumes in Chaucer’s energy line.

Production and Underwriting Results

The following table summarizes premiums written on a gross and net basis, net premiums earned and loss, LAE, expense and combined ratios for the Commercial Lines, Personal Lines and Chaucer segments. Loss, LAE, catastrophe loss and combined ratios shown below include prior year reserve development. These items are not meaningful for our Other segment.

	Nine Months Ended September 30, 2016
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$2,073.0	$1,831.5	$1,733.3	3.6	63.1	36.0	99.1
Personal Lines	1,202.1	1,139.8	1,094.8	3.2	63.7	28.2	91.9
Chaucer	904.1	645.5	629.6	1.8	52.2	39.3	91.5
Total	$4,179.2	$3,616.8	$3,457.7	3.2	61.4	34.1	95.5

	Nine Months Ended September 30, 2015
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$2,000.1	$1,768.6	$1,663.6	4.3	63.1	36.1	99.2
Personal Lines	1,153.9	1,088.0	1,068.2	6.2	68.2	27.9	96.1
Chaucer	1,116.2	714.1	835.1	2.1	51.4	37.5	88.9
Total	$4,270.2	$3,570.7	$3,566.9	4.3	61.9	34.0	95.9

The following table summarizes net premiums written, and loss and LAE and catastrophe loss ratios by line of business for the Commercial Lines and Personal Lines segments. Loss and LAE and catastrophe loss ratios include prior year reserve development.

	Nine Months Ended September 30,
	2016			2015
(dollars in millions)	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios
Commercial Lines:
Commercial multiple peril	$618.9	61.8	7.4	$586.8	61.5	7.8
Commercial automobile	238.9	75.4	1.1	237.6	73.7	0.2
Workers’ compensation	222.4	60.7	-	207.5	62.6	-
Other commercial	751.3	61.0	2.4	736.7	61.1	4.0
Total Commercial Lines	$1,831.5	63.1	3.6	$1,768.6	63.1	4.3
Personal Lines:
Personal automobile	$717.2	71.1	0.8	$681.5	70.7	0.5
Homeowners	394.0	52.4	7.7	377.8	66.2	16.5
Other personal	28.6	43.2	1.4	28.7	35.1	3.1
Total Personal Lines	$1,139.8	63.7	3.2	$1,088.0	68.2	6.2
The following table summarizes premiums written on a gross and net basis and net premiums earned by line of business for the Chaucer segment.

	Nine Months Ended September 30,
	2016			2015
(in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Chaucer:
Marine and aviation	$281.8	$205.2	$195.0	$277.6	$224.2	$214.0
U.K. motor	-	-	-	185.9	(8.3)	135.4
Property	214.7	127.6	109.9	212.7	143.2	125.7
Energy	131.7	76.2	100.8	162.7	107.1	140.0
Casualty and other	275.9	236.5	223.9	277.3	247.9	220.0
Total Chaucer	$904.1	$645.5	$629.6	$1,116.2	$714.1	$835.1

The following table summarizes underwriting results for the Commercial Lines, Personal Lines, Chaucer and Other segments and reconciles it to operating income.

	Nine Months Ended September 30,
	2016					2015
(in millions)	Commercial Lines	Personal Lines	Chaucer	Other	Total	Commercial Lines	Personal Lines	Chaucer	Other	Total
Underwriting profit (loss), excluding prior year reserve development and catastrophes	$136.4	$115.6	$0.5	$(1.2)	$251.3	$100.5	$94.2	$20.6	$(1.3)	$214.0
Prior year favorable (unfavorable) loss and LAE reserve development on non-catastrophe losses	(61.5)	0.9	64.6	(0.9)	3.1	(18.7)	6.6	89.3	(1.0)	76.2
Prior year favorable (unfavorable) catastrophe development	(0.3)	(4.3)	25.3	-	20.7	2.4	(8.3)	22.2	-	16.3
Current year catastrophe losses	(62.2)	(31.0)	(36.6)	-	(129.8)	(73.3)	(58.2)	(39.4)	-	(170.9)
Underwriting profit (loss)	12.4	81.2	53.8	(2.1)	145.3	10.9	34.3	92.7	(2.3)	135.6
Net investment income	117.5	51.6	32.3	3.8	205.2	116.7	54.2	34.8	3.4	209.1
Fees and other income	6.4	8.4	6.0	2.1	22.9	6.4	9.0	5.6	2.3	23.3
Other operating (expenses) income	(7.1)	(5.0)	(4.5)	(11.9)	(28.5)	(7.5)	(5.9)	(0.7)	(11.4)	(25.5)
Operating income (loss) before interest expense and income taxes	$129.2	$136.2	$87.6	$(8.1)	$344.9	$126.5	$91.6	$132.4	$(8.0)	$342.5

Commercial Lines

Commercial Lines net premiums written were $1,831.5 million in the nine months ended September 30, 2016, compared to $1,768.6 million in the nine months ended September 30, 2015. This $62.9 million increase was primarily driven by pricing increases, strong retention, and targeted new business expansion.

Commercial Lines underwriting profit for the nine months ended September 30, 2016 was $12.4 million, compared to $10.9 million for the nine months ended September 30, 2015, an increase of $1.5 million. Catastrophe-related losses for the nine months ended September 30, 2016 were $62.5 million, compared to $70.9 million for the nine months ended September 30, 2015, a decrease of $8.4 million. Unfavorable development on prior years’ loss reserves for the nine months ended September 30, 2016 was $61.5 million, compared to $18.7 million for the nine months ended September 30, 2015, an unfavorable change of $42.8 million primarily due to unfavorable development in our commercial multiple peril liability and AIX program businesses. This was partially offset in the nine months ended September 30, 2015 by favorable development within certain of our other commercial lines, specifically, our umbrella, healthcare, general liability, and marine coverages, which did not recur in 2016.

Commercial Lines current accident year underwriting profit, excluding catastrophes, was $136.4 million for the nine months ended September 30, 2016, compared to $100.5 million for the nine months ended September 30, 2015. This $35.9 million increase was primarily due to improved current accident year loss performance, primarily due to property coverages in our commercial multiple peril and inland marine lines.

Personal Lines

Personal Lines net premiums written were $1,139.8 million in the nine months ended September 30, 2016, compared to $1,088.0 million in the nine months ended September 30, 2015, an increase of $51.8 million. This was primarily due to increased rates in both our personal automobile and homeowners lines of business, as well as improved retention and new business trends.

Net premiums written in the personal automobile line of business for the nine months ended September 30, 2016 were $717.2 million compared to $681.5 million for the nine months ended September 30, 2015, an increase of $35.7 million. This was primarily due to rate increases, which offset a decline in policies in force of 0.6%. Net premiums written in the homeowners line of business for the nine months ended September 30, 2016 were $394.0 million compared to $377.8 million for the nine months ended September 30, 2015, an increase of $16.2 million. This is attributable to rate increases, as well as an increase in policies in force of 0.3%.  Since December 31, 2015, policies in force have remained relatively consistent in both the homeowners and personal automobile lines.

Personal Lines underwriting profit for the nine months ended September 30, 2016 was $81.2 million, compared to $34.3 million for the nine months ended September 30, 2015, an improvement of $46.9 million. Catastrophe losses for the nine months ended September 30, 2016 were $35.3 million, compared to $66.5 million for the nine months ended September 30, 2015, a decrease of $31.2 million.  Favorable development on prior years’ loss reserves for the nine months ended September 30, 2016 was $0.9 million, compared to $6.6 million for the nine months ended September 30,  2015, a decrease of $5.7 million.

Personal Lines current accident year underwriting profit, excluding catastrophes, was $115.6 million in the nine months ended September 30, 2016, compared to $94.2 million for the nine months ended September 30, 2015. This $21.4 million increase was primarily a result of lower weather-related property losses, primarily in our homeowners line, as well as rate increases.

Chaucer

Chaucer’s gross premiums written were $904.1 million for the nine months ended September 30, 2016, compared to $1,116.2 million for the nine months ended September 30, 2015. Excluding the U.K. motor business, Chaucer’s gross premiums written declined by $26.2 million or 2.8% in the nine months ended September 30, 2016, primarily due to lower premium volumes in our energy line, where underwriting conditions continued to reflect the effects of low oil prices. Chaucer’s net premiums written were $645.5 million for the nine months ended September 30, 2016, compared to $714.1 million for the nine months ended September 30, 2015. This decline of $68.6 million or 9.6% is primarily due to a planned increase in ceded reinsurance premiums as we continue to manage our overall underwriting risk given the challenging market conditions, as well as from the aforementioned lower premium volumes in the energy line.

Chaucer’s underwriting profit for the nine months ended September 30, 2016 was $53.8 million, compared to $92.7 million for the nine months ended September 30, 2015, a decrease of $38.9 million. This decrease is primarily due to higher current accident year losses and lower favorable development of prior year reserves, partially offset by lower catastrophe losses. Favorable development on prior years’ loss reserves for the nine months ended September 30, 2016 was $64.6 million, compared to $89.3 million for the nine months ended September 30, 2015, a decrease of $24.7 million, including the effect of foreign exchange fluctuations (see “Foreign Exchange” section below for further discussion). Catastrophe losses for the nine months ended September 30, 2016 were $11.3 million, compared to $17.2 million for the nine months ended September 30, 2015, a decrease of $5.9 million.

Chaucer’s current accident year underwriting profit, excluding catastrophes, was $0.5 million in the nine months ended September 30, 2016, compared to $20.6 million for the nine months ended September 30, 2015. This $20.1 million decline was primarily due to higher large losses in our marine line of business, including trade credit coverages related to poor market conditions and underlying commodity price-sensitive accounts, partially offset by lower large losses in our energy line.

Foreign Exchange

Most of Chaucer’s transactions are denominated in the currencies that we use to settle transactions with Lloyd’s, specifically the U.S. Dollar, the U.K. Pound Sterling (“GBP”) and the Canadian Dollar. These are Chaucer’s functional currencies under U.S. GAAP. A portion of Chaucer’s transactions and its assets and liabilities are denominated in other currencies, such as the Euro, the Swiss Franc, the Australian Dollar and the Japanese Yen. Changes in the value of these currencies versus the functional currencies, particularly versus the GBP, cause transactional gains and losses during each reporting period. During the three and nine months ended September 30, 2016, the GBP weakened meaningfully against most currencies. We believe that this was due, in large part, to the effect of the U.K’s referendum vote to discontinue its membership in the European Union (“Brexit Referendum”).  In contrast, during the three and nine months ended September 30, 2015, the GBP strengthened against most currencies. The following table summarizes the total effect of Chaucer’s foreign exchange transactional gains and losses on comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
in millions
Effect of revaluing loss and LAE reserves	$(10.4)	$1.2	$(43.6)	$20.2
Effect of revaluing overseas deposits and cash	3.3	(3.0)	13.0	(4.0)
Effect of revaluing premium receivables	0.3	(1.2)	3.1	(1.4)
Total FX effect on segment income	$(6.8)	$(3.0)	$(27.5)	$14.8
FX losses reflected in realized gains/losses	-	-	(0.7)	(3.2)
Total FX effect on pre-tax income	$(6.8)	$(3.0)	$(28.2)	$11.6
Unrealized FX gains (losses) from investment securities	2.1	2.5	9.6	(1.2)
Total pre-tax effect of transactional FX gains (losses) on
comprehensive income	$(4.7)	$(0.5)	$(18.6)	$10.4
Tax benefit (expense)	1.6	0.2	6.5	(3.6)
Total effect of transactional FX gains (losses) on
comprehensive income	$(3.1)	$(0.3)	$(12.1)	$6.8

During the three and nine months ended September 30, 2016, foreign exchange losses reduced pre-tax segment income by approximately $6.8 million and $28.2 million, respectively, compared to foreign exchange losses in pre-tax segment income of approximately $3.0 million and gains of $11.6 million, respectively, for the three and nine months ended September 30, 2015. These items result primarily from the revaluation of loss and LAE reserves in various currencies, particularly the Euro, the Australian Dollar and the Japanese Yen, partially offset by the revaluation of investments in overseas deposits and cash.  During the three and nine months ended September 30, 2016, pre-tax unrealized foreign exchange gains from Euro-denominated investment securities were $2.1 million and $9.6 million, respectively, which were reflected as an increase to accumulated other comprehensive income. During the three and nine months ended September 30, 2015 the pre-tax unrealized foreign exchange impact from Euro-denominated investment securities were gains of $2.5 million and losses of  $1.2 million, respectively.

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

Other

Other operating loss was $8.1 million for the nine months ended September 30, 2016, compared to $8.0 million for the nine months ended September 30, 2015, a change of $0.1 million.

Reserve for Losses and Loss Adjustment Expenses

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses.

	Nine Months Ended
	September 30,
(in millions)	2016	2015
Gross loss and LAE reserves, beginning of period	$6,574.4	$6,391.7
Reinsurance recoverable on unpaid losses	2,280.8	1,983.0
Net loss and LAE reserves, beginning of period	4,293.6	4,408.7
Net incurred losses and LAE in respect of losses occurring in:
Current year	2,145.1	2,301.2
Prior year non-catastrophe loss development	(3.1)	(76.2)
Prior year catastrophe development	(20.7)	(16.3)
Total incurred losses and LAE	2,121.3	2,208.7
Net payments of losses and LAE in respect of losses occurring in:
Current year	775.1	865.4
Prior years	1,088.3	1,133.3
Total payments	1,863.4	1,998.7
Disposition of U.K. motor business	-	(300.6)
Effect of foreign exchange rate fluctuations	(52.6)	(20.3)
Net reserve for losses and LAE, end of period	4,498.9	4,297.8
Reinsurance recoverable on unpaid losses	2,303.4	2,308.5
Gross reserve for losses and LAE, end of period	$6,802.3	$6,606.3

The table below summarizes the gross reserve for losses and LAE by line of business.

	September 30,	December 31,
(in millions)	2016	2015
Commercial multiple peril	$791.2	$725.1
Workers’ compensation	641.6	615.2
Commercial automobile	352.9	336.2
AIX	403.8	398.6
Other	676.8	599.1
Total Commercial and Other	2,866.3	2,674.2
Personal automobile	1,411.7	1,407.5
Homeowners and other	133.3	120.2
Total Personal	1,545.0	1,527.7
Total Chaucer	2,391.0	2,372.5
Total loss and LAE reserves	$6,802.3	$6,574.4

Other lines are primarily comprised of our general liability, professional and management liability, umbrella, marine, surety, voluntary pools, and healthcare lines. Included in the above table, primarily in other lines, are $37.7 million and $57.7 million of asbestos and environmental reserves as of September 30, 2016 and December 31, 2015, respectively. Included in the Chaucer segment in the above table are $140.7  million and $166.0 million of reserves as of September 30, 2016 and December 31, 2015, respectively, related to Chaucer’s financial and professional liability lines written in 2008 and prior periods.

Prior Year Development

Loss and LAE reserves for claims, including catastrophe losses, occurring in prior years developed favorably by $23.8 million for the nine months ended September 30, 2016, compared to favorable development of $92.5 million for the nine months ended September 30, 2015.

The primary drivers of reserve development for the nine months ended September 30,  2016 were as follows:

•	Lower than expected losses of $89.9 million within Chaucer’s business as follows:
•	property line, primarily in the 2013 through 2015 accident years;
•	marine and aviation lines, primarily in the 2014 and 2015 accident years for aviation and the 2008, 2009, 2014 and 2015 accident years for marine;
•	within casualty and other lines, specialist and international liability lines, primarily in the 2014 and prior accident years; and
•	energy line, primarily in the 2014 and 2015 accident years.
•

This favorable development discussed above was partially offset by the unfavorable effect of foreign exchange fluctuations of $43.6 million (see “Foreign Exchange” section above for further discussion).

•	Lower than expected losses within our workers’ compensation line of $14.7 million, primarily related to accident years 2013 through 2015.

Partially offsetting the favorable development discussed above was:

•	Higher than expected losses in the following lines of business:
•

Other commercial lines of $37.3 million, primarily in the AIX program business in accident years 2013 and prior, principally driven by programs and other business classes which have since been terminated, and in general liability coverages in accident years 2013 and 2014;

•

Commercial multiple peril lines of $30.1 million, primarily in liability coverages in accident years 2012 through 2014, driven in part by an elevated number of litigated cases associated with slip and fall claims; and

•	Commercial automobile line, primarily related to liability coverages related to accident years 2012 through 2014.

The primary drivers of reserve development for the nine months ended September 30, 2015 were as follows:

•	Lower than expected losses of $111.5 million within Chaucer’s business as follows:
•	energy line, primarily in the 2012 through 2014 accident years;
•	property line, primarily in the 2013 and 2014 accident years.
•	marine and aviation lines, primarily in the 2011, 2013 and 2014 accident years;
•	favorable impact of foreign exchange rate movements on prior years’ loss reserves of $20.2 million (See “Foreign Exchange” section above for further discussion); and
•	within casualty and other lines, specialist and international liability lines, primarily in the 2012 and 2013 accident years.
•	Lower than expected losses of $11.5 million within our workers’ compensation line, primarily related to accident years 2010 through 2014.

Partially offsetting the favorable development discussed above was higher than expected losses in the following lines of business:

•

Other commercial lines of $18.8 million, primarily in the AIX program business in accident years 2013 and prior and in general liability coverages in accident years 2011 and 2012, partially offset by lower than expected losses related to our umbrella, healthcare, and marine lines in accident years 2009 through 2014.

It is not possible to know whether the factors that affected loss reserves in the first nine months of 2016 will also occur in future periods. As discussed in detail in our Form 10-K for the year ended December 31, 2015, there are inherent uncertainties in estimating reserves for losses and LAE. The Company annually conducts a comprehensive actuarial review of its loss and LAE reserves, which is expected to be completed over the course of the fourth quarter. Such review could result in changes in estimates for carried reserves. We encourage you to read our Form 10-K for more information about our reserving process and the judgments, uncertainties and risks associated therewith.

Investments

Investment Results

Net investment income before taxes decreased $0.5 million, or 0.7%, to $67.8 million for the three months ended September 30, 2016 and $3.9 million, or 1.9%, to $205.2 million for the nine months ended September 30, 2016. The decrease in both periods was primarily due to the impact of lower investment assets resulting from our repurchases of stock and repayment of debt, and to the impact of lower new money yields. The nine months ended September 30, 2016 was also impacted by the effect of lower investment assets resulting from the transfer of the U.K. motor business in 2015. These decreases were partially offset by the investment of higher operational cash flows and additional income from our other asset classes such as commercial mortgage loan participations, partnerships and equities. Average pre-tax earned yields on fixed maturities were 3.43% and 3.64% for the three months ended September 30, 2016 and 2015, respectively, and 3.51% and 3.61% for the nine months ended September 30, 2016 and 2015, respectively. We expect average fixed maturity investment yields to continue to decline as new money rates remain lower than embedded book yields. Total pre-tax earned yields were 3.31% and 3.45% for the three months ended September 30, 2016 and 2015, respectively, and 3.36% and 3.43% for the nine months ended September 30, 2016 and 2015, respectively.

Investment Portfolio

We held cash and investment assets diversified across several asset classes, as follows:

	September 30, 2016		December 31, 2015
(dollars in millions)	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
Fixed maturities, at fair value	$7,400.2	84.0%	$6,983.4	84.2%
Equity securities, at fair value	612.5	6.9	576.6	7.0
Other investments	483.4	5.5	393.4	4.7
Cash and cash equivalents	315.9	3.6	338.8	4.1
Total cash and investments	$8,812.0	100.0%	$8,292.2	100.0%

Cash and Investments

Total cash and investments increased $519.8 million, or 6.3%, for the nine months ended September 30, 2016, primarily due to operational cashflows and market value appreciation, partially offset by the funding of financing activities including stock repurchases and debt retirement.

The following table provides information about the investment types of our fixed maturities portfolio:

	September 30, 2016
(in millions) Investment Type	Amortized Cost	Fair Value	Net Unrealized Gain	Change in Net Unrealized During 2016
U.S. Treasury and government agencies	$311.1	$320.4	$9.3	$7.3
Foreign government	234.5	242.7	8.2	7.1
Municipals:
Taxable	963.2	1,023.9	60.7	17.8
Tax exempt	108.6	112.5	3.9	1.0
Corporate	3,937.4	4,108.2	170.8	179.7
Asset-backed:
Residential mortgage-backed	921.8	944.3	22.5	14.0
Commercial mortgage-backed	546.5	569.8	23.3	21.8
Asset-backed	77.3	78.4	1.1	1.7
Total fixed maturities	$7,100.4	$7,400.2	$299.8	$250.4

The increase in net unrealized gains on fixed maturities was primarily due to lower prevailing interest rates, and to a lesser extent, narrower credit spreads.

Amortized cost and fair value by rating category were as follows:

		September 30, 2016			December 31, 2015
(dollars in millions) NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost	Fair Value	% of Total Fair Value	Amortized Cost	Fair Value	% of Total Fair Value
1	Aaa/Aa/A	$4,786.7	$4,990.1	67.4%	$4,849.3	$4,939.9	70.7%
2	Baa	1,893.5	1,972.5	26.7	1,648.3	1,646.0	23.6
3	Ba	210.7	219.6	3.0	219.4	206.4	3.0
4	B	195.7	202.9	2.7	185.0	172.3	2.5
5	Caa and lower	11.6	11.6	0.2	26.6	15.6	0.2
6	In or near default	2.2	3.5	-	5.4	3.2	-
Total fixed maturities		$7,100.4	$7,400.2	100.0%	$6,934.0	$6,983.4	100.0%

Based on ratings by the National Association of Insurance Commissioners (“NAIC”), approximately 94% of the fixed maturity portfolio consisted of investment grade securities at September 30, 2016 and December 31, 2015. The quality of our fixed maturity portfolio remains strong based on ratings, capital structure position, support through guarantees, underlying security, issuer diversification and yield curve position.

Our fixed maturity and equity securities are classified as available-for-sale and are carried at fair value. Financial instruments whose value was determined using significant management judgment or estimation constituted less than 1% of the total assets we measured at fair value. (See also Note 6 – “Fair Value” in the Notes to Interim Consolidated Financial Statements).

Equity securities primarily consist of income-oriented large capitalization common stocks and U.S. market equity index exchange traded funds.

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

Other-than-Temporary Impairments

For the three and nine months ended September 30, 2016, we recognized in earnings $0.1 million and $26.0 million, respectively, of other-than-temporary impairments (“OTTI”), primarily on fixed maturities. For the nine months ended September 30, 2016, OTTI on fixed maturities was $23.0 million, primarily in the energy sector, and was comprised of $15.6 million of bonds that we intended to sell and $7.4 million related to estimated credit losses. Additionally, we recognized $2.7 million of OTTI on equity securities.  For the three months ended September 30, 2015, we recognized in earnings $4.2 million of OTTI on fixed maturities and for the nine months ended September 30, 2015, we recognized in earnings $8.8 million of OTTI on fixed maturities and equity securities, largely in the energy sector.

Unrealized Losses

The following table provides information about our fixed maturities and equity securities that were in an unrealized loss position including the length of time the securities have been in an unrealized loss position. (See also Note 5 – ‘‘Investments’’ in the Notes to Interim Consolidated Financial Statements.)

	September 30, 2016		December 31, 2015
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(in millions)	Losses	Value	Losses	Value
Fixed maturities:
Investment grade:
12 months or less	$2.3	$485.5	$43.3	$2,168.8
Greater than 12 months	6.2	142.1	25.5	323.4
Total investment grade fixed maturities	8.5	627.6	68.8	2,492.2
Below investment grade:
12 months or less	0.9	30.1	19.6	165.5
Greater than 12 months	13.2	105.2	26.5	63.2
Total below investment grade fixed maturities	14.1	135.3	46.1	228.7
Equity securities:
12 months or less	0.9	18.7	7.6	166.8
Total	$23.5	$781.6	$122.5	$2,887.7

Gross unrealized losses at September 30, 2016 decreased $99.0 million compared to December 31, 2015, primarily attributable to lower prevailing interest rates, and to a lesser extent, narrower credit spreads. Interest rates declined, especially for U.S. Treasury securities and other high quality assets, reflecting low to moderate global growth, benign inflation expectations, highly accommodative policies from the European Central Bank, Bank of Japan and Bank of England, and generally robust demand for fixed income. At September 30, 2016, gross unrealized losses primarily consisted of $19.7 million on corporate fixed maturities.

Market values of securities in the energy sector have recovered from their multi-year lows but may continue to experience volatility until underlying supply and demand dynamics normalize. The amortized cost and market values of our total energy holdings at September 30, 2016 were $420.4 million and $437.7 million, respectively, or 5.0% of our total cash and investments. Within our energy holdings, certain subsectors will benefit from lower crude oil prices while others will be negatively impacted. Our holdings in subsectors which may be negatively impacted from lower prices, such as independents and oil field services, total 1.5% of total cash and investments.  The majority of these holdings are investment grade; however, certain issuers and investments may come under duress.

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

The following table sets forth gross unrealized losses for fixed maturities by maturity period and for equity securities at September 30, 2016 and December 31, 2015. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers.

	September 30,	December 31,
(in millions)	2016	2015
Due in one year or less	$0.1	$1.5
Due after one year through five years	4.6	26.5
Due after five years through ten years	9.3	66.1
Due after ten years	6.9	10.8
	20.9	104.9
Mortgage-backed and asset-backed securities	1.7	10.0
Total fixed maturities	22.6	114.9
Equity securities	0.9	7.6
Total fixed maturities and equity securities	$23.5	$122.5

The carrying values of fixed maturity securities on non-accrual status at September 30, 2016 and December 31, 2015 were not material. The effects of non-accruals, compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities, were reductions in net investment income of $1.0 million and $0.6 million for the nine months ended September 30, 2016 and 2015, respectively. Any defaults in the fixed maturities portfolio in future periods may negatively affect investment income.

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

Monetary policies in the developed economies, particularly in the United States, Europe and Japan, are supportive of moderate economic growth, while fiscal policies are more divergent and subject to change. Major central banks continue to closely monitor developments in global financial markets and the outlook for growth and are committed to adjust monetary policy as required to provide liquidity funding and support growth, achieve inflation targets and minimize volatility.  In the United States, the Federal Reserve (the “Fed”) maintains its target for the federal funds rate at 0.25% to 0.50%. The Fed has communicated that the timing of interest rate increases will depend on progress toward its goals of maximum employment and 2 percent inflation, which are expected over the medium term as economic activity expands at a moderate pace and labor market conditions strengthen. While the Fed believes near-term risks to the economic outlook appear roughly balanced, geopolitical risks and equity market volatility can also impact the movement of U.S. Treasury interest rates.

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

Other Items

Net income also included the following items:

	Three Months Ended September 30,
(in millions)	Commercial Lines	Personal Lines	Chaucer	Other	Discontinued Operations	Total
2016
Net realized investment gains (losses)	2.2	1.0	1.0	-	-	4.2
Other non-operating items	2.5	-	-	-	-	2.5
Discontinued operations, net of taxes	-	-	-	-	0.1	0.1

2015
Net realized investment gains (losses)	$5.8	$2.7	$(0.6)	$0.1	$-	$8.0
Net loss from repayment of debt	-	-	-	(5.6)	-	(5.6)
Other non-operating items	-	-	0.2	-	-	0.2
Discontinued operations, net of taxes	-	-	-	-	1.1	1.1

	Nine Months Ended September 30,
(in millions)	Commercial Lines	Personal Lines	Chaucer	Other	Discontinued Operations	Total
2016
Gain on disposal of U.K. motor business, net of tax	$-	$-	$0.9	$-	$-	$0.9
Net realized investment gains (losses)	4.8	2.1	(0.3)	(1.6)	-	5.0
Net loss from repayment of debt	-	-	-	(86.1)	-	(86.1)
Other non-operating items	2.5	-	0.3	-	-	2.8
Discontinued operations, net of taxes	-	-	-	-	0.3	0.3

2015
Gain on disposal of U.K. motor business, net of tax	$-	$-	$40.3	$-	$-	$40.3
Net realized investment gains	20.0	9.0	0.6	0.4	-	30.0
Net loss from repayment of debt	-	-	-	(24.1)	-	(24.1)
Other non-operating items	(0.2)	(0.1)	0.1	-	-	(0.2)
Discontinued operations, net of taxes	-	-	-	-	0.9	0.9

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

Net realized gains on investments were $4.2 million for the three months ended September 30, 2016 compared to $8.0 million for the three months ended September 30,  2015. Net realized gains in 2016 were primarily due to $3.5 million of net gains recognized from the sale of securities, primarily fixed maturities, as well as $0.8 million in net gains from other investments, primarily partnerships. Net realized gains in 2015 were due to $6.3 million of gains from other investments, primarily partnerships, and $5.9 million of gains recognized from the sale of securities, principally equities, partially offset by $4.2 million of OTTI losses.

Net realized gains on investments were $5.0 million for the nine months ended September 30, 2016 compared to $30.0 million for the nine months ended September 30,  2015. Net realized gains in 2016 were primarily due to $30.8 million of net gains recognized from the sale of securities, primarily equities, partially offset by $26.0 million of OTTI losses.  Net realized gains in 2015 were due to $32.3 million of gains recognized from the sale of securities, principally equities, and $6.5 million of gains from other investments, primarily partnerships, partially offset by $8.8 million of OTTI losses.

Additionally, during the second quarter of 2016, we redeemed senior debentures with a carrying value of $375.2 million at a cost of $461.3 million, resulting in a loss of $86.1 million. During the first nine months of 2015, we repaid senior debentures with a carrying value of $90.2 million at a cost of $114.3 million, resulting in a loss of $24.1 million; $5.6 million of this loss was recognized in the third quarter.

Effective June 30, 2015, we transferred our U.K. motor business to an unaffiliated U.K.-based insurance provider, which resulted in the recognition of a $40.3 million gain, net of tax, during the second quarter of 2015.

Income Taxes

We are subject to the tax laws and regulations of the U.S. and foreign countries in which we operate. We file a consolidated U.S. federal income tax return that includes the holding company and its U.S. subsidiaries. Generally, taxes are accrued at the U.S. statutory tax rate of 35% for income from the U.S. operations. Our primary non-U.S. jurisdiction is the U.K. In July 2013, the U.K. statutory rate decreased from 23% to 21% effective April 1, 2014 and from 21% to 20% effective April 1, 2015. In November 2015, the U.K. statutory tax rate decreased from 20% to 19% effective April 1, 2017 and from 19% to 18% effective April 1, 2020. Further decreases were enacted in September 2016 to reduce the U.K. statutory rate from 19% to 17%, instead of the 18%, effective April 1, 2020. We accrue taxes on certain non-U.S. income that is subject to U.S. tax at the U.S. tax rate. Foreign tax credits, where available, are utilized to offset U.S. tax as permitted. Certain of our non-U.S. income is not subject to U.S. tax until repatriated. Foreign taxes on this non-U.S. income are accrued at the local foreign rate and do not have an accrual for U.S. deferred taxes since these earnings are intended to be indefinitely reinvested overseas.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

The provision for income taxes from continuing operations was an expense of $35.8 million in the three months ended September 30, 2016, compared to an expense of $33.2 million during the same period in 2015. These provisions resulted in consolidated effective federal tax rates of 28.8% and 30.1% for the three months ended September 30, 2016 and 2015, respectively. These provisions reflect benefits related to tax planning strategies implemented in prior years of $5.1 million and $3.4 million during the three months ended September 30, 2016 and 2015, respectively. Absent these items, the provision for income taxes would have been an expense of $40.9 million or 33.0% and $36.6 million or 33.2% for the three months ended September 30, 2016 and 2015, respectively.

The income tax provision on operating income was an expense of $38.7 million during the three months ended September 30, 2016, compared to $35.6 million during the same period in 2015. These provisions resulted in consistent effective tax rates for operating income of 33.0% in both 2016 and 2015.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

The provision for income taxes from continuing operations was an expense of $56.8 million in the nine months ended September 30, 2016, compared to an expense of $87.0 million during the same period in 2015. These provisions resulted in consolidated effective federal tax rates of 25.2% and 25.6% for the nine months ended September 30, 2016 and 2015, respectively. The 2016 provision reflects a tax benefit of $30.1 million on the loss from repayment of borrowings as a discrete tax adjustment calculated at the statutory rate for the nine months ended September 30, 2016. In addition, these provisions reflect benefits related to tax planning strategies implemented in prior years of $14.0 million and $9.4 million during the nine months ended September 30, 2016 and 2015, respectively, and a $2.6 million benefit on the gain on disposal of the U.K. motor business for the nine months ended September 30, 2015. Absent these items, the provision for income taxes would have been $100.9 million or 32.4% and $99.0 million or 32.7% for the nine months ended September 30, 2016 and 2015, respectively.

The income tax provision on operating income was an expense of $98.0 million during the nine months ended September 30, 2016, compared to $96.9 million during the same period in 2015. These provisions resulted in relatively consistent effective tax rates for operating income of 32.4% and 32.7% in 2016 and 2015, respectively.

Critical Accounting Estimates

Interim consolidated financial statements have been prepared in conformity with U.S. GAAP and include certain accounting policies that we consider to be critical due to the amount of judgment and uncertainty inherent in the application of those policies. While we believe that the amounts included in our consolidated financial statements reflect our best judgment, the use of different assumptions could produce materially different accounting estimates. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, we believe the following accounting estimates are critical to our operations and require the most subjective and complex judgment:

•	Reserve for losses and loss expenses
•	Reinsurance recoverable balances
•	Pension benefit obligations
•	Other-than-temporary impairments
•	Deferred tax assets

For a more detailed discussion of these critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2015.

Statutory Surplus of U.S. Insurance Subsidiaries

The following table reflects statutory surplus for our U.S. insurance subsidiaries:

	September 30,	December 31,
(in millions)	2016	2015
Total Statutory Capital and Surplus–U.S. Insurance Subsidiaries	$2,218.5	$2,192.8

The statutory capital and surplus for our U.S. insurance subsidiaries increased $25.7 million during the first nine months of 2016. This increase was due to operating results and an increase in unrealized gains on investments, partially offset by a $218.8 million dividend paid by Hanover Insurance to THG.

The NAIC prescribes an annual calculation regarding risk based capital (“RBC”). RBC ratios for regulatory purposes are expressed as a percentage of the capital required to be above the Authorized Control Level (the “Regulatory Scale”); however, in the insurance industry, RBC ratios are widely expressed as a percentage of the Company Action Level. The following table reflects the Company Action Level, the Authorized Control Level and RBC ratios for Hanover Insurance (which includes Citizens and other U.S. insurance subsidiaries), as of September 30, 2016, expressed both on the Industry Scale (Total Adjusted Capital divided by the Company Action Level) and Regulatory Scale (Total Adjusted Capital divided by Authorized Control Level):

(dollars in millions)	Company Action Level	Authorized Control Level	RBC Ratio Industry Scale	RBC Ratio Regulatory Scale
The Hanover Insurance Company	$772.7	$386.3	286%	572%

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

We have the following securities, letters of credit and cash and cash equivalents pledged to Lloyd’s to satisfy these capital requirements at September 30, 2016. At September 30, 2016, we are in compliance with the capital requirements and expect to be able to meet these capital requirements in the future.

(in millions)
Fixed maturities, at fair value	$507.1
Letters of credit	220.7
Cash and cash equivalents	4.0
Total pledged to Lloyd’s	$731.8

Liquidity and Capital Resources

Liquidity is a measure of our ability to generate sufficient cash flows to meet the cash requirements of business operations. As a holding company, our primary ongoing source of cash is dividends from our insurance subsidiaries. However, dividend payments to us by our U.S. insurance subsidiaries are subject to limitations imposed by regulators, such as prior notice periods and the requirement that dividends in excess of a specified percentage of statutory surplus or prior year’s statutory earnings receive prior approval (so called “extraordinary dividends”). Dividends of $218.8 million were paid to the holding company by Hanover Insurance during the first nine months of 2016.

Dividend payments to the holding company by Chaucer are regulated by U.K. law. Dividends from Chaucer are dependent on dividends from its subsidiaries. Annual dividend payments from Chaucer are limited to retained earnings that are not restricted by capital and other requirements for business at Lloyd’s. Also, Chaucer must provide advance notice to the U.K.’s Prudential Regulation Authority (“PRA”), of certain proposed dividends or other payments from PRA regulated entities. Dividends of $64.5 million were paid to the holding company by Chaucer during the first nine months of 2016.

In connection with an intercompany borrowing arrangement between Chaucer and the holding company, interest on a $300 million note is paid by Chaucer on a quarterly basis to the holding company. This interest may be deferred at the election of the holding company. If deferred, the interest is added to the principal. For each of the nine month periods ended September 30,  2016 and 2015, Chaucer paid $16.8 million of interest to the holding company.

At September 30,  2016, THG, as a holding company, held $153.7 million of fixed maturities and cash. We believe our holding company assets will be sufficient to meet our current year obligations, which consist primarily of dividends to our shareholders (as and to the extent declared), the interest on our senior and subordinated debentures, certain costs associated with benefits due to our former life employees and agents, and, to the extent required, payments related to indemnification of liabilities associated with the sale of various subsidiaries.

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

Net cash provided by operating activities was $558.1 million during the first nine months of 2016, as compared to $354.4 million during the first nine months of 2015. The $203.7 million increase in cash provided was primarily the result of lower loss payments during the first nine months of 2016.

Net cash used in investing activities was $319.0 million during the first nine months of 2016, as compared to $111.8 million during the first nine months of 2015.  During 2016, cash used in investing activities primarily related to net purchases of fixed maturities, equity securities and other investments.  During 2015, cash used in investing activities primarily related to net purchases of fixed maturities, equity securities and other investments, partially offset by net cash received from the disposal of the U.K. motor business.

Net cash used in financing activities was $259.8 million during the first nine months of 2016, as compared to $229.2 million during the first nine months of 2015. During 2016, cash used in financing activities primarily resulted from the repayment of debt, repurchases of common stock and payment of dividends to shareholders. These cash outflows were partially offset by cash inflows related to the issuance, on April 8, 2016, of $375.0 million of senior unsecured debentures, and option exercises. During 2015, cash used in financing activities primarily resulted from the repayment of debt, repurchases of common stock and payment of dividends to shareholders. These cash outflows were partially offset by cash inflows related to option exercises and the security lending program.

Dividends to shareholders are subject to quarterly board approval and declaration. During the first nine months of 2016, as declared by the Board, we paid three quarterly dividends, each for $0.46 per share to our shareholders totaling $59.2 million. We believe that our holding company assets are sufficient to provide for future shareholder dividends should the Board of Directors declare them.

Our insurance subsidiaries maintain a high degree of liquidity within their respective investment portfolios in fixed maturity and short-term investments. We believe that the quality of the assets we hold will allow us to realize the long-term economic value of our portfolio, including securities that are currently in an unrealized loss position. We do not anticipate the need to sell these securities to meet our insurance subsidiaries’ cash requirements since we expect our insurance subsidiaries to generate sufficient operating cash to meet all short-term and long-term cash requirements relating to current operations. However, there can be no assurance that unforeseen business needs or other items will not occur causing us to have to sell those securities in a loss position before their values fully recover, thereby causing us to recognize impairment charges in that time period.

Our Board of Directors has authorized aggregate repurchases of our common stock of up to $900 million. Under the repurchase authorizations, the Company may repurchase, from time to time, common shares in amounts, at prices and at such times as the Company deems appropriate, subject to market conditions and other considerations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. During the first nine months of 2016, we repurchased approximately 1.3 million shares of our common stock at a cost of $105.2 million. As of September 30, 2016, we have approximately $184 million available for repurchases under these repurchase authorizations.

On April 8, 2016 we issued $375.0 million aggregate principal amount of 4.50% senior unsecured debentures due April 15, 2026. Net proceeds of the debt issuance were $370.5 million. The net proceeds were used, together with cash on hand, to redeem outstanding 7.50% notes due March 1, 2020 and 6.375% notes due June 15, 2021, resulting in a pre-tax loss of $86.1 million, related primarily to the required “make-whole” provision in these issuances.

We have a $200.0 million credit agreement which expires in November 2018, with an option to increase the facility to $300.0 million assuming no default and satisfaction of certain other conditions. The agreement also includes a $50 million sub-facility for standby letters of credit that can be used for general corporate purposes. The agreement contains financial covenants including, but not limited to, maintaining at least a certain level of consolidated equity, maximum consolidated leverage ratios and requires certain of our subsidiaries to maintain a minimum RBC ratio. We had no borrowings under this agreement during the first nine months of 2016.

Membership in FHLBB provides us with access to additional liquidity based on our stock holdings and pledged collateral at the date of borrowing. At September 30,  2016, we had additional borrowing capacity of $34.2 million. There were no borrowings outstanding under this short-term facility at September 30, 2016; however, we have and may continue, from time to time, to borrow through this facility to provide short term liquidity.

On October 15, 2015, we entered into a Standby Letter of Credit Facility Agreement (the “Facility Agreement”) not to exceed £170.0 million (or $220.7 million) outstanding at any one time, with the option to increase the amount available for issuances of letters of credit to £235.0 million (or $305.1 million) in the aggregate on one occasion only during the term of the Facility Agreement (subject to the consent of all lenders and assuming no default and satisfaction of other specified conditions). The Facility Agreement provides certain covenants including, but not limited to, the syndicates’ financial condition.  The Facility Agreement provides regulatory capital supporting Chaucer’s underwriting activities for the 2016 and 2017 years of account and each prior open year of account. The Facility Agreement is generally renewed biennially to support new underwriting years.

The Facility agreement is subject to a letter of credit commission fee on outstanding letters of credit, which is payable quarterly.  Chaucer is also required to pay customary agency fees. We paid $2.9 million and $2.7 million in interest costs during the first nine months of 2016 and 2015, respectively.

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

At September 30,  2016, we were in compliance with the covenants of our debt and credit agreements.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Our market risks, the ways we manage them, and sensitivity to changes in interest rates, equity price risk, and foreign currency exchange risk are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2015, included in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes in the first nine months of 2016 to these risks or our management of them.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the internal control over financial reporting, as required by Rule 13a-15(d) of the Exchange Act, to determine whether any changes occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there were no such changes during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•

changes in our estimates of loss and loss adjustment expense reserves and accident year “picks”, including with respect to the annual actuarial reserving review in the fourth quarter of 2016, which may result in lower current year underwriting income or adverse loss development, and could impact our carried reserves;

•

uncertainties with respect to the long-term profitability of our products, including with respect to new products such as our Platinum Personal Lines,  excess and surplus lines, trade credit coverage, or longer-tail products covering casualty losses;

•	changes in frequency and loss severity trends;

•	changes in regulation, economic, market and political conditions, particularly with respect to regions where we have geographical concentrations or with respect to Lloyd’s;

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Shares purchased in the third quarter of 2016 are as follows:

			Total Number of	Approximate Dollar Value of
			Shares Purchased as	Shares That May Yet
			Part of Publicly	be Purchased Under the
	Total Number of	Average Price	Announced Plans or	Plans or Programs
Period	Shares Purchased	Paid per Share	Programs	(in millions) (1)
July 1 - 31, 2016	215,313	$83.40	215,313	$204
August 1 - 31, 2016 (2)	205,543	79.37	205,371	188
September 1 - 30, 2016	44,611	77.56	44,611	184
Total	465,467	$81.06	465,295	$184

(1)Since the announcement of our share repurchase program on October 29, 2007, the Board has authorized us to repurchase up to $900 million in shares of our common stock using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions.

(2)Includes 172 shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock that resulted from the exercise or vesting of equity awards.

ITEM 6 – EXHIBITS

EX – 10.1+

Offer Letter dated September 21, 2016 between Jeffrey M. Farber and the Registrant, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 23, 2016 and incorporated herein by reference.

EX – 10.2+	Form of Non-Qualified Stock Option Agreement under The Hanover Insurance Group 2014 Long-Term Incentive Plan for Chief Financial Officer.

EX – 10.3+	Form of Performance-Based Restricted Stock Unit Agreement under The Hanover Insurance Group 2014 Long-Term Incentive Plan for Chief Financial Officer.

EX – 10.4+	The Hanover Insurance Group Cash Balance Pension Plan, as amended.

EX – 31.1	Certification of the Chief Executive Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX – 31.2	Certification of the Chief Financial Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX – 32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

EX – 32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

EX – 101

The following materials from The Hanover Insurance Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015; (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015; (iii) Consolidated Balance Sheets at September 30, 2016 and December 31, 2015; (iv) Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (vi) related notes to these financial statements.

+  Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hanover Insurance Group, Inc.
Registrant

November 4, 2016	/s/ Joseph M. Zubretsky
Date	Joseph M. Zubretsky
President, Chief Executive Officer and Director

November 4, 2016	/s/ Eugene M. Bullis
Date	Eugene M. Bullis
Executive Vice President and Interim Chief Financial Officer