Form 10-Q
period 2017-03-31
HANOVER INSURANCE GROUP, INC.
filed 2017-05-04
CIK 944695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The number of shares outstanding of the registrant’s common stock was  42,538,764 as of May 2, 2017.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(In millions, except per share data)	2017	2016
Revenues
Premiums	$1,181.3	$1,151.3
Net investment income	71.1	68.3
Net realized investment gains (losses):
Net realized gains from sales and other	3.3	22.4
Net other–than–temporary impairment losses on investments
recognized in earnings	(1.4)	(20.9)
Total net realized investment gains	1.9	1.5
Fees and other income	6.6	6.5
Total revenues	1,260.9	1,227.6

Losses and expenses
Losses and loss adjustment expenses	766.5	699.6
Amortization of deferred acquisition costs	266.4	259.1
Interest expense	12.0	14.7
Other operating expenses	157.0	146.1
Total losses and expenses	1,201.9	1,119.5
Income before income taxes	59.0	108.1

Income tax expense (benefit):
Current	33.9	33.4
Deferred	(20.1)	(3.4)
Total income tax expense	13.8	30.0

Income from continuing operations	45.2	78.1
Net gain from discontinued operations (net of tax benefit of
$0.5 for the three months ended March 31, 2016)	-	0.1
Net income	$45.2	$78.2

Earnings per common share:
Basic:
Income from continuing operations	$1.06	$1.82
Net gain from discontinued operations	-	-
Net income per share	$1.06	$1.82
Weighted average shares outstanding	42.5	42.9

Diluted:
Income from continuing operations	$1.05	$1.79
Net gain from discontinued operations	-	0.01
Net income per share	$1.05	$1.80
Weighted average shares outstanding	42.9	43.5

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(In millions)	2017	2016
Net income	$45.2	$78.2
Other comprehensive income (loss), net of tax:
Available-for-sale securities:
Net appreciation during the period	18.9	93.6
Change in other-than-temporary impairment losses
recognized in other comprehensive income	0.1	2.9
Total available-for-sale securities	19.0	96.5
Pension and postretirement benefits:
Amortization recognized as net periodic benefit and
postretirement cost	2.3	1.6
Cumulative foreign currency translation adjustment:
Amount recognized as cumulative foreign currency
translation during the period	5.1	(0.6)
Total other comprehensive income, net of tax	26.4	97.5
Comprehensive income	$71.6	$175.7

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
(In millions, except share data)	2017	2016
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $7,232.6 and $7,235.1)	$7,340.8	$7,331.3
Equity securities, at fair value (cost of $493.0 and $498.4)	600.5	584.4
Other investments	588.8	533.8
Total investments	8,530.1	8,449.5
Cash and cash equivalents	257.0	282.6
Accrued investment income	62.2	61.7
Premiums and accounts receivable, net	1,522.2	1,438.1
Reinsurance recoverable on paid and unpaid losses and unearned premiums	2,726.1	2,611.8
Deferred acquisition costs	525.9	517.5
Deferred income taxes	116.3	115.1
Goodwill	184.9	184.8
Other assets	485.9	479.8
Assets of discontinued operations	80.2	79.5
Total assets	$14,490.8	$14,220.4

Liabilities
Loss and loss adjustment expense reserves	$7,103.0	$6,949.4
Unearned premiums	2,657.4	2,561.0
Expenses and taxes payable	599.1	728.0
Reinsurance premiums payable	341.8	251.9
Debt	786.6	786.4
Liabilities of discontinued operations	89.4	86.2
Total liabilities	11,577.3	11,362.9

Commitments and contingencies
Shareholders’ Equity
Preferred stock, par value $0.01 per share; 20.0 million shares authorized; none issued	-	-
Common stock, par value $0.01 per share; 300.0 million shares authorized; 60.5 million
shares issued	0.6	0.6
Additional paid-in capital	1,847.2	1,846.7
Accumulated other comprehensive income	89.2	62.8
Retained earnings	1,899.4	1,875.6
Treasury stock at cost (17.9 and 18.1 million shares)	(922.9)	(928.2)
Total shareholders’ equity	2,913.5	2,857.5
Total liabilities and shareholders’ equity	$14,490.8	$14,220.4

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended
	March 31,
(In millions)	2017	2016
Preferred Stock
Balance at beginning and end of period	$-	$-
Common Stock
Balance at beginning and end of period	0.6	0.6
Additional Paid-in Capital
Balance at beginning of period	1,846.7	1,833.5
Employee and director stock-based awards and other	0.5	(3.8)
Balance at end of period	1,847.2	1,829.7
Accumulated Other Comprehensive Income (Loss), net of tax
Net Unrealized Appreciation on Investments:
Balance at beginning of period	186.0	149.9
Net appreciation on available-for-sale securities	19.0	96.5
Balance at end of period	205.0	246.4
Defined Benefit Pension and Postretirement Plans:
Balance at beginning of period	(102.5)	(78.6)
Net amount recognized as net periodic benefit cost	2.3	1.6
Balance at end of period	(100.2)	(77.0)
Cumulative Foreign Currency Translation Adjustment:
Balance at beginning of period	(20.7)	(17.4)
Amount recognized as cumulative foreign currency translation during the period	5.1	(0.6)
Balance at end of period	(15.6)	(18.0)
Total accumulated other comprehensive income	89.2	151.4
Retained Earnings
Balance at beginning of period	1,875.6	1,803.5
Net income	45.2	78.2
Dividends to shareholders	(21.4)	(19.8)
Stock-based compensation	-	(1.5)
Balance at end of period	1,899.4	1,860.4
Treasury Stock
Balance at beginning of period	(928.2)	(847.1)
Shares purchased at cost	(4.6)	(48.4)
Net shares reissued at cost under employee stock-based compensation plans	9.9	10.4
Balance at end of period	(922.9)	(885.1)
Total shareholders’ equity	$2,913.5	$2,957.0

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
(In millions)	2017	2016
Cash Flows From Operating Activities
Net income	$45.2	$78.2
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(1.9)	(1.5)
Net amortization and depreciation	7.6	8.4
Stock-based compensation expense	3.2	2.8
Amortization of defined benefit plan costs	3.5	2.5
Deferred income tax expense	(20.1)	(2.9)
Change in deferred acquisition costs	(8.4)	(4.6)
Change in premiums receivable, net of reinsurance premiums payable	6.8	41.0
Change in loss, loss adjustment expense and unearned premium reserves	237.1	195.0
Change in reinsurance recoverable	(109.4)	(105.9)
Change in expenses and taxes payable	(107.4)	(93.9)
Other, net	(2.0)	(37.1)
Net cash provided by operating activities	54.2	82.0

Cash Flows From Investing Activities
Proceeds from disposals and maturities of fixed maturities	289.5	382.8
Proceeds from disposals of equity securities and other investments	20.4	97.3
Purchase of fixed maturities	(288.3)	(373.1)
Purchase of equity securities and other investments	(65.1)	(39.6)
Capital expenditures	(4.3)	(6.4)
Net cash (used in) provided by investing activities	(47.8)	61.0

Cash Flows From Financing Activities
Proceeds from exercise of employee stock options	8.6	6.5
Change in cash collateral related to securities lending program	(12.0)	(5.3)
Dividends paid to shareholders	(21.4)	(19.8)
Repurchases of common stock	(4.6)	(48.4)
Other financing activities	(2.7)	(8.0)
Net cash used in financing activities	(32.1)	(75.0)
Effect of exchange rate changes on cash	0.1	(0.1)
Net change in cash and cash equivalents	(25.6)	67.9
Cash and cash equivalents, beginning of period	282.6	338.8
Cash and cash equivalents, end of period	$257.0	$406.7

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

The interim consolidated financial statements of THG include the accounts of The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America, THG’s principal U.S.-domiciled property and casualty companies; Chaucer Holdings Limited (“Chaucer”), a specialist insurance underwriting group which operates through the Society and Corporation of Lloyd’s (“Lloyd’s”) and certain other insurance and non-insurance subsidiaries. These legal entities conduct their operations through several business segments discussed in Note 8 – “Segment Information”. Additionally, the interim consolidated financial statements include the Company’s discontinued operations, consisting primarily of the Company’s former life insurance businesses and its accident and health business. All intercompany accounts and transactions have been eliminated.

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

In the opinion of the Company’s management, the accompanying interim consolidated financial statements reflect all adjustments, consisting of normal recurring items, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 22, 2017.

2. New Accounting Pronouncements

Recently Implemented Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Update No. 2016-09, (Topic 718) Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASC Update No. 2016-09”). This ASC update requires all excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in the income statement, and be treated as discrete items in the reporting period in which they occur. Additionally, excess tax benefits will be classified with other income tax cash flows as an operating activity and cash paid by an employer when directly withholding shares for tax withholding purposes will be classified as a financing activity. Awards that are used to settle employee tax liabilities will be allowed to qualify for equity classification for withholdings up to the maximum statutory tax rates in applicable jurisdictions. Regarding forfeitures, a company can make an entity-wide accounting policy election to either continue estimating the number of awards that are expected to vest or account for forfeitures when they occur. The updated guidance was effective for interim and annual periods beginning after December 15, 2016. The Company implemented this guidance effective January 1, 2017 and will retain its current forfeiture policy of accruing the compensation cost based on the number of awards that are expected to vest. Prior period cash flow statements have been retrospectively adjusted to present excess tax benefits and cash paid by an employer when withholding shares for tax withholding purposes in accordance with the updated guidance. The adoption of this guidance did not result in any cumulative effect adjustments. The effect this guidance will have on the Company’s results of operations in future periods is dependent on the future tax benefits or deficiencies that are recognized related to stock-based compensations awards, and could be material in any one quarterly or annual period.

Recently Issued Standards

In March 2017, the FASB issued ASC Update No. 2017-08, (Subtopic 310-20) Receivables  – Nonrefundable Fees and Other Costs: Premium Amortization on Purchased Callable Debt Securities. This guidance shortens the amortization period of premiums on certain purchased callable debt securities to the earliest call date. The updated guidance is effective for annual and interim periods beginning after December 15, 2018, and should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASC Update No. 2017-08 to have a material impact on its financial position or results of operations.

In March 2017, the FASB issued ASC Update No. 2017-07, (Topic 715) Compensation  – Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This guidance requires that an employer report in its income statement the service cost component of both net periodic pension and net periodic postretirement benefit cost in the same line item or items as other compensation costs arising from services rendered by pertinent employees during the period, and present in the income statement separately from the other components of benefit cost, if appropriate under the company’s current presentation of its income statement. Additionally, the guidance allows only the service cost component to be eligible for capitalization when applicable. The updated guidance is effective for annual and interim periods beginning after December 15, 2017, and should be applied retrospectively for the presentation of the service cost component and other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement, and prospectively for the capitalization of the service cost component of net periodic cost in assets. Early adoption is permitted as of the beginning of an annual period for which financial statements have not been issued. The Company had an insignificant amount of service cost expense for both its pension and postretirement benefit plans in 2016. The Company is not expecting to have any service cost remaining related to its pension and postretirement plans upon this guidance becoming effective, therefore the adoption of ASC Update No. 2017-07 will not have a material impact on its financial position or results of operations.

In January 2017, the FASB issued ASC Update No. 2017-04, (Topic 350) Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment. This guidance eliminates step 2 from the goodwill impairment test. Instead, an entity should perform its goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount, including any applicable income tax effects, and recognize an impairment for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The updated guidance is effective for annual or interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of ASC Update No. 2017-04 to have a material impact on its financial position or results of operations.

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

3. Income Taxes

Income tax expense for the three months ended March 31, 2017 and 2016 has been computed using estimated annual effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect current estimates of the annual effective tax rates.

For the three months ended March 31, 2017, the tax provision is comprised of a $12.3 million U.S. federal income tax expense and a $1.5 million foreign income tax expense. For the three months ended March 31, 2016, the tax provision was comprised of a $22.8 million U.S. federal income tax expense and a $7.2 million foreign income tax expense.

Most of the Company’s non–U.S. income is subject to U.S. federal income tax, although a portion of its non–U.S. income is not subject to U.S. federal income tax until repatriated. Foreign taxes attributable to this non–U.S. income are accrued at the local foreign tax rate rather than at the higher U.S. statutory rate, since these earnings currently are expected to be indefinitely reinvested overseas. This assumption could change as a result of a sale of the subsidiaries, the receipt of dividends from the subsidiaries, a change in management’s intentions, or as a result of various other events. The Company has not made a provision for U.S. taxes on $2.4 million and $5.3 million of non-U.S. income for the three months ended March 31, 2017 and 2016, respectively. However, in the future, if such earnings were distributed to the Company, taxes of $45.1 million would be payable on the accumulated undistributed earnings and would be reflected in the tax provision for the year in which these earnings are no longer intended to be indefinitely reinvested overseas, assuming all foreign tax credits are realized.

The Company or its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions, as well as foreign jurisdictions. The Company and its subsidiaries are subject to U.S. federal and state income tax examinations by tax authorities for years after 2012 and foreign examinations for years after 2012.

4. Investments

A. Fixed maturities and equity securities

The amortized cost and fair value of available-for-sale fixed maturities and the cost and fair value of equity securities were as follows:

	March 31, 2017
	Amortized	Gross	Gross		OTTI
	Cost or	Unrealized	Unrealized		Unrealized
(in millions)	Cost	Gains	Losses	Fair Value	Losses
Fixed maturities:
U.S. Treasury and government agencies	$338.9	$3.7	$4.5	$338.1	$-
Foreign government	242.9	5.4	0.3	248.0	-
Municipal	1,048.4	38.5	7.2	1,079.7	-
Corporate	4,019.8	117.5	43.2	4,094.1	15.6
Residential mortgage-backed	967.5	9.5	13.6	963.4	0.4
Commercial mortgage-backed	556.6	6.6	4.3	558.9	-
Asset-backed	58.5	0.2	0.1	58.6	-
Total fixed maturities	$7,232.6	$181.4	$73.2	$7,340.8	$16.0
Equity securities	$493.0	$108.6	$1.1	$600.5	$-

	December 31, 2016
	Amortized	Gross	Gross		OTTI
	Cost or	Unrealized	Unrealized		Unrealized
(in millions)	Cost	Gains	Losses	Fair Value	Losses
Fixed maturities:
U.S. Treasury and government agencies	$342.5	$3.7	$5.1	$341.1	$-
Foreign government	235.8	5.4	0.5	240.7	-
Municipal	1,065.8	38.8	9.2	1,095.4	-
Corporate	3,989.8	113.0	49.0	4,053.8	15.8
Residential mortgage-backed	978.2	9.6	13.6	974.2	0.4
Commercial mortgage-backed	550.6	7.8	4.1	554.3	-
Asset-backed	72.4	0.2	0.8	71.8	-
Total fixed maturities	$7,235.1	$178.5	$82.3	$7,331.3	$16.2
Equity securities	$498.4	$86.7	$0.7	$584.4	$-

Other-than-temporary impairments (“OTTI”) unrealized losses in the tables above represent OTTI recognized in accumulated other comprehensive income. This amount excludes net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date of $23.1 million and $21.4 million as of March 31, 2017 and December 31, 2016, respectively.

The amortized cost and fair value by maturity periods for fixed maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or the Company may have the right to put or sell the obligations back to the issuers.

	March 31, 2017
	Amortized	Fair
(in millions)	Cost	Value
Due in one year or less	$333.3	$336.5
Due after one year through five years	2,623.7	2,701.5
Due after five years through ten years	2,292.3	2,307.7
Due after ten years	400.7	414.2
	5,650.0	5,759.9
Mortgage-backed and asset-backed securities	1,582.6	1,580.9
Total fixed maturities	$7,232.6	$7,340.8

B. Securities in an unrealized loss position

The following tables provide information about the Company’s fixed maturities and equity securities that were in an unrealized loss position at March 31, 2017 and December 31, 2016 including the length of time the securities have been in an unrealized loss position:

	March 31, 2017
	12 months or less		Greater than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in millions)	Losses	Value	Losses	Value	Losses	Value
Fixed maturities:
Investment grade:
U.S. Treasury and government agencies	$4.5	$176.9	$-	$-	$4.5	$176.9
Foreign governments	0.3	39.4	-	-	0.3	39.4
Municipal	5.6	244.2	1.6	29.3	7.2	273.5
Corporate	25.9	966.3	4.6	54.7	30.5	1,021.0
Residential mortgage-backed	12.1	551.8	1.5	31.1	13.6	582.9
Commercial mortgage-backed	4.3	201.4	-	5.2	4.3	206.6
Asset-backed	0.1	26.3	-	-	0.1	26.3
Total investment grade	52.8	2,206.3	7.7	120.3	60.5	2,326.6
Below investment grade:
Municipal	-	4.1	-	-	-	4.1
Corporate	0.8	31.5	11.9	72.3	12.7	103.8
Residential mortgage-backed	-	0.3	-	-	-	0.3
Total below investment grade	0.8	35.9	11.9	72.3	12.7	108.2
Total fixed maturities	53.6	2,242.2	19.6	192.6	73.2	2,434.8
Equity securities	1.1	12.9	-	-	1.1	12.9
Total	$54.7	$2,255.1	$19.6	$192.6	$74.3	$2,447.7

	December 31, 2016
	12 months or less		Greater than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in millions)	Losses	Value	Losses	Value	Losses	Value
Fixed maturities:
Investment grade:
U.S. Treasury and government agencies	$5.1	$165.9	$-	$-	$5.1	$165.9
Foreign governments	0.5	55.0	-	1.8	0.5	56.8
Municipal	7.2	268.4	2.0	29.3	9.2	297.7
Corporate	30.6	1,081.0	5.0	64.2	35.6	1,145.2
Residential mortgage-backed	12.1	570.0	1.5	29.0	13.6	599.0
Commercial mortgage-backed	4.1	187.5	-	6.3	4.1	193.8
Asset-backed	0.6	29.1	0.2	3.5	0.8	32.6
Total investment grade	60.2	2,356.9	8.7	134.1	68.9	2,491.0
Below investment grade:
Corporate	1.2	45.9	12.2	81.8	13.4	127.7
Residential mortgage-backed	-	0.1	-	-	-	0.1
Total below investment grade	1.2	46.0	12.2	81.8	13.4	127.8
Total fixed maturities	61.4	2,402.9	20.9	215.9	82.3	2,618.8
Equity securities	0.7	16.3	-	-	0.7	16.3
Total	$62.1	$2,419.2	$20.9	$215.9	$83.0	$2,635.1

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

C. Other investments

In accordance with Lloyd’s operating guidelines, the Company deposits funds at Lloyd’s to support underwriting operations. These funds are available only to fund claim obligations. These assets consisted of approximately $497 million of fixed maturities and $10 million of cash and cash equivalents as of March 31, 2017. The Company also deposits funds with various state and governmental authorities in the U.S. For a discussion of the Company’s deposits with state and governmental authorities, see also Note 3 – “Investments” of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2016.

D. Proceeds from sales

The proceeds from sales of available-for-sale securities and gross realized gains and losses on those sales, were as follows:

	Three Months Ended March 31,
	2017			2016
	Proceeds from	Gross	Gross	Proceeds from	Gross	Gross
(in millions)	Sales	Gains	Losses	Sales	Gains	Losses
Fixed maturities	$97.6	$2.1	$1.0	$162.5	$2.4	$3.3
Equity securities	$13.6	$2.4	$-	$88.9	$24.7	$0.9

E. Other-than-temporary impairments

For the three months ended March 31, 2017, total OTTI was $1.4 million, which was recognized in earnings.  This was primarily related to other investments. For the three months ended March 31, 2016, total OTTI of fixed maturities was $16.4 million.  Of this amount, $20.9 million was recognized in earnings including $4.5 million which was transferred from unrealized losses in accumulated other comprehensive income.

There were no credit impairments for the three months ended March 31, 2017. The methodology and significant inputs used to measure the amount of credit losses on fixed maturities in 2016 were as follows:

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

	Three Months Ended March 31,
(in millions)	2017	2016
Credit losses at beginning of period	$10.0	$18.0
Credit losses for which an OTTI was not previously recognized	-	4.5
Additional credit losses on securities for which an
OTTI was previously recognized	-	1.7
Reductions for securities sold, matured or called	(0.1)	-
Reductions for securities reclassified as intended to sell	-	(10.8)
Credit losses at end of period	$9.9	$13.4

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

The Company utilizes a third party pricing service for the valuation of the majority of its fixed maturity securities and receives one quote per security. When quoted market prices in an active market are available, they are provided by the pricing service as the fair value and such values are classified as Level 1. Since fixed maturities other than U.S. Treasury securities generally do not trade on a daily basis, the pricing service prepares estimates of fair value for those securities using pricing techniques based on a market approach. Inputs into the fair value pricing common to all asset classes include: benchmark U.S. Treasury security yield curves; reported trades of identical or similar fixed maturity securities; broker/dealer quotes of identical or similar fixed maturity securities and structural characteristics such as maturity date, coupon, mandatory principal payment dates, frequency of interest and principal payments, and optional redemption features. Inputs into the fair value applications that are unique by asset class include, but are not limited to:

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

The Company holds privately placed fixed maturity securities and certain other fixed maturity securities that do not have an active market and for which the pricing service cannot provide fair values. The Company determines fair values for these securities using either matrix pricing utilizing the market approach or broker quotes. The Company will use observable market data as inputs into the fair value techniques, as discussed in the determination of Level 2 fair values, to the extent it is available, but is also required to use a certain amount of unobservable judgment due to the illiquid nature of the securities involved. Unobservable judgment reflected in the Company’s matrix model accounts for estimates of additional spread required by market participants for factors such as issue size, structural complexity, high bond coupon or other unique features. These matrix-priced securities are reported as Level 2 or Level 3, depending on the significance of the impact of unobservable judgment on the security’s value. Additionally, the Company may obtain non-binding broker quotes which are reported as Level 3.

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

Other Investments

Other investments primarily include mortgage participations, cost basis limited partnerships, and overseas trust funds required in connection with the Company’s Lloyd’s business. Fair values of mortgage participations are estimated by discounting the contractual cash flows using the rates at which similar loans would be made to borrowers with comparable credit ratings and are reported as Level 3. Fair values of cost basis limited partnerships are based on the net asset value provided by the general partner and recent financial information and are excluded from the fair value hierarchy. The fair values of overseas trust funds are provided by the investment manager based on quoted prices for similar instruments in active markets and are reported as Level 2.

Debt

The fair value of debt is estimated based on quoted market prices for identical or similar issuances. If a quoted market price is not available, fair values are estimated using discounted cash flows that are based on current interest rates and yield curves for debt issuances with maturities and credit risks consistent with the debt being valued. Debt is reported as Level 2.

The estimated fair value of the financial instruments were as follows:

	March 31, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
(in millions)	Value	Value	Value	Value
Financial Assets
Cash and cash equivalents	$257.0	$257.0	$282.6	$282.6
Fixed maturities	7,340.8	7,340.8	7,331.3	7,331.3
Equity securities	600.5	600.5	584.4	584.4
Other investments	552.9	556.6	497.8	497.6
Total financial assets	$8,751.2	$8,754.9	$8,696.1	$8,695.9
Financial Liabilities
Debt	$786.6	$865.1	$786.4	$841.9

The Company has processes designed to ensure that the values received from its third party pricing service are accurately recorded, that the data inputs and valuation approaches and techniques utilized are appropriate and consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. The Company performs a review of the fair value hierarchy classifications and of prices received from its pricing service on a quarterly basis. The Company reviews the pricing services’ policies describing its methodology, processes, practices and inputs, including various financial models used to value securities. Also, the Company reviews the portfolio pricing, including a process for which securities with changes in prices that exceed a defined threshold are verified to independent sources, if available. If upon review, the Company is not satisfied with the validity of a given price, a pricing challenge would be submitted to the pricing service along with supporting documentation for its review. The Company does not adjust quotes or prices obtained from the pricing service unless the pricing service agrees with the Company’s challenge. During 2017 and 2016, the Company did not adjust any prices received from its pricing service.

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

The following tables provide, for each hierarchy level, the Company’s assets that were measured at fair value on a recurring basis.

	March 31, 2017
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$338.1	$207.6	$130.5	$-
Foreign government	248.0	52.2	195.8	-
Municipal	1,079.7	-	1,048.9	30.8
Corporate	4,094.1	-	4,090.2	3.9
Residential mortgage-backed, U.S. agency backed	918.6	-	918.6	-
Residential mortgage-backed, non-agency	44.8	-	44.8	-
Commercial mortgage-backed	558.9	-	544.3	14.6
Asset-backed	58.6	-	58.6	-
Total fixed maturities	7,340.8	259.8	7,031.7	49.3
Equity securities	591.7	590.2	-	1.5
Other investments	117.5	-	113.4	4.1
Total investment assets at fair value	$8,050.0	$850.0	$7,145.1	$54.9

	December 31, 2016
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$341.1	$209.5	$131.6	$-
Foreign government	240.7	47.3	193.4	-
Municipal	1,095.4	-	1,064.4	31.0
Corporate	4,053.8	-	4,049.6	4.2
Residential mortgage-backed, U.S. agency backed	924.4	-	924.4	-
Residential mortgage-backed, non-agency	49.8	-	49.8	-
Commercial mortgage-backed	554.3	-	539.3	15.0
Asset-backed	71.8	-	71.8	-
Total fixed maturities	7,331.3	256.8	7,024.3	50.2
Equity securities	574.6	573.1	-	1.5
Other investments	106.3	-	102.2	4.1
Total investment assets at fair value	$8,012.2	$829.9	$7,126.5	$55.8

The following tables provide, for each hierarchy level, the Company’s estimated fair values of financial instruments that were not carried at fair value:

	March 31, 2017
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$257.0	$257.0	$-	$-
Equity securities	8.8	-	8.8	-
Other investments	315.1	-	-	315.1
Liabilities:
Debt	$865.1	$-	$865.1	$-

	December 31, 2016
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$282.6	$282.6	$-	$-
Equity securities	9.8	-	9.8	-
Other investments	297.2	-	-	297.2
Liabilities:
Debt	$841.9	$-	$841.9	$-

Investments measured at fair value using net asset value based on an ownership interest in partners’ capital have not been included in the tables above. The fair values of these investments were $124.0 million and $94.1 million as of March 31, 2017 and December 31, 2016, respectively, which are approximately 1% of total investment assets.

The tables below provide a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fixed Maturities
(in millions)	Municipal	Corporate	Commercial mortgage-backed	Asset-backed	Total	Equity and Other	Total Assets
Three Months Ended
March 31, 2017
Balance January 1, 2017	$31.0	$4.2	$15.0	$-	$50.2	$5.6	$55.8
Total gains:
Included in other comprehensive
income - net appreciation
on available-for-sale securities	0.2	-	-	-	0.2	-	0.2
Sales	(0.4)	(0.3)	(0.4)	-	(1.1)	-	(1.1)
Balance March 31, 2017	$30.8	$3.9	$14.6	$-	$49.3	$5.6	$54.9

Three Months Ended
March 31, 2016
Balance January 1, 2016	$34.4	$3.7	$17.0	$0.5	$55.6	$4.9	$60.5
Total gains (losses):
Included in total net realized
investment gains (losses)	0.1	(0.2)	-	-	(0.1)	-	(0.1)
Included in other comprehensive
income - net appreciation
on available-for-sale securities	1.0	-	0.5	-	1.5	-	1.5
Purchases and sales:
Purchases	-	0.3	-	-	0.3	-	0.3
Sales	(0.8)	-	(0.7)	-	(1.5)	-	(1.5)
Balance March 31, 2016	$34.7	$3.8	$16.8	$0.5	$55.8	$4.9	$60.7

During the three months ended March 31, 2017 and March 31, 2016, the Company did not transfer assets between Level 2 and Level 3 or between Level 1 and Level 2.  There were no Level 3 liabilities held by the Company for the three months ended March 31, 2017 and 2016.

The following table provides quantitative information about the significant unobservable inputs used by the Company in the fair value measurements of Level 3 assets. Where discounted cash flows were used in the valuation of fixed maturities, the internally-developed discount rate was adjusted by the significant unobservable inputs shown in the table. Valuations of $0.4 million and $0.6 million at March 31, 2017 and December 31, 2016, respectively, for securities based on broker quotes for which there was a lack of transparency as to inputs used to develop the valuations have been excluded.

			March 31, 2017		December 31, 2016
	Valuation	Significant	Fair	Range	Fair	Range
(in millions)	Technique	Unobservable Inputs	Value	(Wtd Average)	Value	(Wtd Average)
Fixed maturities:
Municipal	Discounted	Discount for:	$30.8		$31.0
	cash flow	Small issue size Credit stress Above-market coupon		0.7 -6.8% (3.3%) 0.9 - 1.5% (1.2%) 0.3 - 0.5% (0.4%)		0.7 - 6.8% (3.3%) 0.9 - 1.5% (1.2%) 0.3 - 0.5% (0.4%)
Corporate	Discounted	Discount for:	3.9		4.0
	cash flow	Small issue size Credit stress Above-market coupon		2.0 - 2.5% (2.1%) 1.0% (1.0%) 0.3 - 0.8% (0.6%)		2.0 - 2.5% (2.1%) 1.0% (1.0%) 0.3 - 0.8% (0.6%)
Commercial mortgage-backed	Discounted	Discount for:	14.6		15.0
	cash flow	Small issue size Above-market coupon Lease structure		1.9 - 3.1% (2.6%) 0.5% (0.5%) 0.3% (0.3%)		1.9 - 3.1% (2.6%) 0.5% (0.5%) 0.3% (0.3%)
Equity securities	Market	Net tangible asset	1.1		1.1
	comparables	market multiples		1.0X (1.0X)		1.0X (1.0X)
Other	Discounted	Discount rate	4.1	18.0% (18.0%)	4.1	18.0% (18.0%)
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

6. Pension and Other Postretirement Benefit Plans

The components of net periodic pension cost for defined benefit pension and other postretirement benefit plans included in the Company’s results of operations are as follows:

	Three Months Ended March 31,
	2017	2016	2017	2016

(in millions)	Pension Plans		Postretirement Plans
Service cost - benefits earned during the period	$-	$0.2	$-	$-
Interest cost	6.4	7.4	0.1	0.1
Expected return on plan assets	(6.8)	(7.5)	-	-
Recognized net actuarial loss	3.8	2.8	-	0.1
Amortization of prior service cost	-	-	(0.3)	(0.4)
Net periodic pension cost (benefit)	$3.4	$2.9	$(0.2)	$(0.2)

7. Other Comprehensive Income

The following table provides changes in other comprehensive income.

	Three Months Ended March 31,
	2017			2016
		Tax			Tax
		Benefit	Net of		Benefit	Net of
(in millions)	Pre-Tax	(Expense)	Tax	Pre-Tax	(Expense)	Tax
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains arising during period	$38.0	$(13.3)	$24.7	$157.9	$(55.3)	$102.6
Amount of realized gains from sales and other	(4.1)	(1.7)	(5.8)	(22.8)	3.1	(19.7)
Portion of other-than-temporary impairment losses
recognized in earnings	0.2	(0.1)	0.1	20.9	(7.3)	13.6
Net unrealized gains	34.1	(15.1)	19.0	156.0	(59.5)	96.5
Pension and postretirement benefits:
Amortization of net actuarial loss and prior service
cost recognized as net periodic benefit cost	3.5	(1.2)	2.3	2.5	(0.9)	1.6
Cumulative foreign currency translation adjustment:
Foreign currency translation recognized during
the period	7.8	(2.7)	5.1	(0.9)	0.3	(0.6)
Other comprehensive income	$45.4	$(19.0)	$26.4	$157.6	$(60.1)	$97.5

Reclassifications out of accumulated other comprehensive income were as follows:

	Three Months Ended
	March 31,

(in millions)	2017	2016

	Amount Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income		Where Net Income is Presented
Unrealized gains on available-for-sale
securities	$4.1	$22.8	Net realized gains from sales and other
			Net other-than-temporary impairment
	(0.2)	(20.9)	losses on investments recognized in earnings
	3.9	1.9	Total before tax
	1.8	4.2	Tax benefit
	5.7	6.1	Net of tax
Amortization of defined benefit			Loss adjustment expenses and other
pension and postretirement plans	(3.5)	(2.5)	operating expenses
	1.2	0.9	Tax benefit
	(2.3)	(1.6)	Net of tax
Total reclassifications for the period	$3.4	$4.5	Benefit to income, net of tax

The amount reclassified from accumulated other comprehensive income for the pension and postretirement benefits was allocated approximately 40% to loss adjustment expenses and 60% to other operating expenses for the three months ended March 31, 2017 and 2016.

8. Segment Information

The Company’s primary business operations include insurance products and services provided through four operating segments. The domestic operating segments are Commercial Lines, Personal Lines and Other, and the Company’s international operating segment is Chaucer. Commercial Lines includes commercial multiple peril, commercial automobile, workers’ compensation, and other commercial coverages, such as inland marine, specialty program business, management and professional liability, surety and specialty property. Personal Lines includes personal automobile, homeowners and other personal coverages. Chaucer includes marine, aviation and political, casualty (which includes international liability, specialist coverages, and syndicate participations), energy, property, and assumed reinsurance treaty business (“treaty”). Prior to January 1, 2017, treaty was reflected in the casualty, property, and marine, aviation and political lines. Included in Other are Opus Investment Management, Inc., which markets investment management services to institutions, pension funds and other organizations; earnings on holding company assets; and, a discontinued voluntary pools business. The separate financial information is presented consistent with the way results are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

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

Summarized below is financial information with respect to the Company’s business segments.

	Three Months Ended
	March 31,
(in millions)	2017	2016
Operating revenues:
Commercial Lines	$630.5	$612.7
Personal Lines	401.8	378.8
Chaucer	224.7	233.1
Other	2.0	1.5
Total	1,259.0	1,226.1
Net realized investment gains	1.9	1.5
Total revenues	$1,260.9	$1,227.6
Operating income (loss) before interest expense and income taxes:
Commercial Lines:
Underwriting (loss) income	$(2.7)	$3.7
Net investment income	40.3	39.4
Other expense	(0.2)	(0.4)
Commercial Lines operating income	37.4	42.7
Personal Lines:
Underwriting (loss) income	(8.4)	28.6
Net investment income	17.1	17.4
Other income	1.2	1.1
Personal Lines operating income	9.9	47.1
Chaucer:
Underwriting income	13.8	22.5
Net investment income	12.4	10.7
Other (expense) income	(1.3)	0.5
Chaucer operating income	24.9	33.7
Other:
Underwriting loss	(0.9)	(0.7)
Net investment income	1.3	0.8
Other expense	(3.5)	(3.2)
Other operating loss	(3.1)	(3.1)
Operating income before interest expense and income taxes	69.1	120.4
Interest on debt	(12.0)	(14.7)
Operating income before income taxes	57.1	105.7
Non-operating income items:
Net realized investment gains	1.9	1.5
Other non-operating items	-	0.9
Income before income taxes	$59.0	$108.1

The Company recognized approximately $1 million and $12 million in net foreign currency transaction losses in the Statements of Income during the three months ended March 31, 2017 and 2016, respectively.

The following table provides identifiable assets for the Company’s business segments and discontinued operations:

	March 31, 2017	December 31, 2016

(in millions)	Identifiable Assets
U.S. Companies	$10,240.6	$10,225.4
Chaucer	4,170.0	3,915.5
Discontinued operations	80.2	79.5
Total	$14,490.8	$14,220.4

The Company reviews the assets of its U.S. Companies collectively and does not allocate them between the Commercial Lines, Personal Lines and Other segments.

9. Stock-based Compensation

As of March 31, 2017, there were  4,368,431 shares, 2,407,493 shares and 695,569 shares available for grant under The Hanover Insurance Group 2014 Long-Term Incentive Plan, The Hanover Insurance Group 2014 Employee Stock Purchase Plan and the Chaucer Share Incentive Plan, respectively.

Compensation cost for the Company’s stock-based awards and the related tax benefits were as follows:

	Three Months Ended March 31,
(in millions)	2017	2016
Stock-based compensation expense	$3.2	$2.8
Tax benefit	(1.1)	(1.0)
Stock-based compensation expense, net of taxes	$2.1	$1.8

Stock Options

Information on the Company’s stock option plans is summarized below.

	Three Months Ended March 31,
	2017		2016
(in whole shares and dollars)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	1,396,152	$68.63	1,619,948	$56.57
Granted	417,690	91.18	245,000	82.74
Exercised	(148,529)	59.71	(131,869)	51.13
Forfeited or cancelled	(2,334)	67.62	(14,388)	67.80
Outstanding, end of period	1,662,979	75.10	1,718,691	60.63

Restricted Stock Units

The following tables summarize activity information about employee restricted stock units:

	Three Months Ended March 31,
	2017		2016
(in whole shares and dollars)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Time-based restricted stock units:
Outstanding, beginning of period	269,063	$73.91	301,897	$54.54
Granted	105,410	91.18	128,440	82.75
Vested	(69,030)	58.72	(128,525)	41.61
Forfeited	(3,005)	82.75	(10,886)	63.18
Outstanding, end of period	302,438	83.31	290,926	72.38

Performance-based and market-based restricted stock units:
Outstanding, beginning of period	115,057	$78.82	196,142	$47.89
Granted	54,751	78.76	42,681	53.31
Vested	(17,042)	57.99	(140,165)	40.95
Forfeited	(2,180)	95.36	-	-
Outstanding, end of period	150,586	80.92	98,658	60.11

In the first three months of 2017 and 2016, the Company granted market-based awards totaling 51,221 and 41,763, respectively, to certain members of senior management, which are included in the table above as performance and market-based restricted stock activity. The vesting of these stock units is based on the relative total shareholder return (“TSR”) of the Company. This metric is generally based on relative TSR for a three-year period as compared to a pre-selected group of property and casualty companies. The fair value of market-based awards was estimated at the date of grant using a valuation model. These units have the potential to range from 0% to 150% of the shares disclosed. Included in the amount granted above in 2017 and 2016 are 5,681 shares and 30,453  shares, respectively, related to market-based awards that achieved a payout in excess of 100%. These awards vested in the first quarter of 2017 and 2016, respectively.

Performance-based restricted stock units are based upon the achievement of the performance metric at 100%. These units have the potential to range from 0% to 200% of the shares disclosed, which varies based on grant year and individual participation level. Increases above the 100% target level are reflected as granted in the period in which performance-based stock unit goals are achieved. Decreases below the 100% target level are reflected as forfeited. There were no awards vested in 2017 at a level greater than 100%. In 2016, 918 shares were included as granted and reflected awards for which a performance metric in excess of 100% was achieved.

10. Earnings Per Share and Shareholders’ Equity Transactions

The following table provides weighted average share information used in the calculation of the Company’s basic and diluted earnings per share:

	Three Months Ended
	March 31,

(in millions, except per share data)	2017	2016
Basic shares used in the calculation of earnings per share	42.5	42.9
Dilutive effect of securities:
Employee stock options	0.2	0.3
Non-vested stock grants	0.2	0.3
Diluted shares used in the calculation of earnings per share	42.9	43.5
Per share effect of dilutive securities on income from continuing operations	$(0.01)	$(0.03)
Per share effect of dilutive securities on net income	$(0.01)	$(0.02)

Diluted earnings per share for the three months ended March 31, 2017 and 2016 excludes 0.9 million and 0.2 million, respectively, of common shares issuable under the Company’s stock compensation plans because their effect would be antidilutive.

The Company’s Board of Directors has authorized aggregate repurchases of the Company’s common stock of up to $900 million. Under the repurchase authorizations, the Company may repurchase, from time to time, common shares in amounts, at prices and at such times as the Company deems appropriate, subject to market conditions and other considerations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. The Company is not required to purchase any specific number of shares or to make purchases by any certain date under this program. During the first three months of 2017, the Company purchased approximately 51,000 shares of the Company’s common stock at a cost of $4.6 million.

11. Liabilities for Outstanding Claims, Losses and Loss Adjustment Expenses

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

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses.

	Three Months Ended
	March 31,
(in millions)	2017	2016
Gross loss and LAE reserves, beginning of period	$6,949.4	$6,574.4
Reinsurance recoverable on unpaid losses	2,274.8	2,280.8
Net loss and LAE reserves, beginning of period	4,674.6	4,293.6
Net incurred losses and LAE in respect of losses occurring in:
Current year	773.9	718.3
Prior years	(7.4)	(18.7)
Total incurred losses and LAE	766.5	699.6
Net payments of losses and LAE in respect of losses occurring in:
Current year	167.1	157.7
Prior years	452.3	443.4
Total payments	619.4	601.1
Effect of foreign exchange rate changes	7.4	(8.7)
Net reserve for losses and LAE, end of period	4,829.1	4,383.4
Reinsurance recoverable on unpaid losses	2,273.9	2,338.9
Gross reserve for losses and LAE, end of period	$7,103.0	$6,722.3

As a result of continuing trends in the Company’s business, reserves including catastrophes have been re-estimated for all prior accident years and were decreased by $7.4 million in 2017 in comparison to a decrease of $18.7 million in 2016.

2017

For the three months ended March 31, 2017, net favorable loss and LAE development was $7.4 million, primarily as a result of net favorable development of $7.7 million for Chaucer.

Chaucer’s favorable development during the three months ended March 31, 2017 was primarily the result of lower loss estimates in the energy line. Partially offsetting Chaucer’s favorable development was the unfavorable impact of foreign exchange rate movements on prior years’ loss reserves.

2016

For the three months ended March 31, 2016, net favorable loss and LAE development was $18.7 million, primarily as a result of net favorable development of $39.4 million for Chaucer, partially offset by unfavorable development of $19.8 million for Commercial Lines.

Chaucer’s favorable development during the three months ended March 31, 2016 was primarily the result of lower than expected losses in the treaty business of $11.1 million, primarily in the 2014 through 2015 accident years, in the political line primarily in the 2014 and 2015 accident years, the energy line in the 2015 accident year and in the casualty line in the 2013 through 2015 accident years. Partially offsetting Chaucer’s favorable development was the unfavorable impact of foreign exchange rate movements on prior years’ loss reserves.

The net unfavorable Commercial Lines development primarily resulted from higher than expected losses in other commercial lines of $15.5 million, which includes the AIX program business. This was primarily driven by AIX programs and business classes which have since been terminated or substantially revised in accident years 2013 and prior. The Company also experienced higher than expected losses within the commercial multiple peril lines in accident years 2011 through 2014. Partially offsetting the unfavorable development was lower than expected losses within the workers’ compensation line, primarily related to accident years 2014 and 2015.

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

The plaintiff filed an Amended Complaint adding two new named plaintiffs and additional claims on December 11, 2009.  Two of the three new claims set forth in the Amended Complaint were dismissed by the District Court, which action was upheld in November 2015 by the U.S. Court of Appeals, Sixth Circuit.  The District Court, however, did allow to stand the portion of the Amended Complaint which set forth claims against the Company for breach of fiduciary duty and failure to meet notice requirements arising under the Employee Retirement Income Security Act of 1974 (“ERISA”) from the various interest crediting and lump sum distribution matters of which plaintiffs complain, but only as to plaintiffs’ “whipsaw” claim that remained in the case. On December 17, 2013, the Court entered an order certifying a class to bring “whipsaw” and related breach of fiduciary duty claims consisting of all persons who received a lump sum distribution between March 1, 1997 and December 31, 2003. The Company filed a summary judgment motion that was based on the statute of limitations and seeks to dismiss the subclass of plaintiffs who received lump sum distributions prior to March 13, 2002.  This summary judgment motion has been stayed pending additional discovery.

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

PART I

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist readers in understanding the interim consolidated results of operations and financial condition of The Hanover Insurance Group, Inc. and its subsidiaries (“THG”). Consolidated results of operations and financial condition are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes included elsewhere in this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2017.

Results of operations include the accounts of The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America (“Citizens”), our principal U.S.-domiciled property and casualty companies; Chaucer Holdings Limited (“Chaucer”), our United Kingdom (“U.K.”) domiciled specialist insurance underwriting group which operates through the Society and Corporation of Lloyd’s (“Lloyd’s”); and certain other insurance and non-insurance subsidiaries. Results of operations include our discontinued operations, consisting primarily of our former life insurance businesses and our accident and health business.

Executive Overview

Business operations consist of four operating segments: Commercial Lines, Personal Lines, Chaucer and Other.

Net income was $45.2 million during the three months ended March 31, 2017, compared to $78.2 million for the three months ended March 31, 2016, a decrease of $33.0 million. Operating income before interest expense and income taxes was $69.1 million for the three months ended March 31, 2017, compared to $120.4 million in the same period in 2016, a decrease of $51.3 million. The decrease in both net income and operating income before interest expense and income taxes is primarily due to higher catastrophe losses. Pre-tax catastrophe losses were $84.1 million for the three months ended March 30, 2017, compared to $31.2 million during the same period of 2016.

In February 2017, we announced our go-forward strategy, called “Hanover 2021”. This strategy reinforces our commitment to our agency partners and is designed to generate growth by leveraging the strengths of our agent-centered distribution strategy. We also plan to increase our capabilities in the domestic and international specialty markets and increase investments designed to develop growth solutions for our agency distribution channel.  As part of this strategy, our core commercial and personal lines businesses will be combined into a single division called “Hanover Agency Markets”. Our goal is to grow responsibly in all of our businesses, while managing volatility in order to increase revenues and book value per share.

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

We believe these efforts have driven, and will continue to drive, improvement in our overall mix of business and our underwriting profitability. Commercial Lines net premiums written grew by 3.5% in the first three months of 2017, driven by both our core commercial and specialty businesses. This growth is primarily due to rate and exposure increases, strong retention and targeted new business expansion.

Underwriting results declined in the first three months of 2017, as compared to the same period in 2016, due to higher catastrophe and non-catastrophe accident year losses, partially offset by a  favorable change in prior years’ reserve development. The competitive nature of the Commercial Lines market requires us to be highly disciplined in our underwriting process to ensure that we write business at acceptable margins, and we continue to seek rate increases across our lines of business.

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

Net premiums written grew by 7.4% in the first three months of 2017, primarily due to increased rates in both the homeowners and personal automobile lines, as well as new business growth and improved retention. Underwriting results declined in the first three months of 2017, as compared to the same period in 2016, primarily due to higher catastrophe and current accident year losses. We continue to seek rate increases in excess of underlying loss cost trends, subject to regulatory and competitive considerations.

Chaucer

Chaucer deploys specialist underwriters in over 30 major insurance and reinsurance classes, including marine, aviation and political, casualty, energy and property coverages, written on a direct, facultative and treaty basis. We obtain business through Lloyd’s, the leading international insurance and reinsurance market, which provides us with access to specialist business in over 200 countries and territories worldwide through its international licenses, brand reputation and strong security rating. Our underwriting strength, diverse portfolio and Lloyd’s membership underpin our ability to actively manage the scale, composition and profitable development of this business.

Underwriting results declined in the first three months of 2017, as compared to the same period in 2016, primarily due to a decrease in prior accident year favorable reserve development and higher catastrophe losses, partially offset by lower current accident year losses. Chaucer’s net written premiums declined by 1.8% during the first three months of 2017 in comparison to the first three months of 2016, primarily due to the non-recurring impact of a 2016 reinsurance to close (“RITC”) transaction of $17.7 million. Excluding the RITC impact, net written premiums increased 7.6% due to new business growth initiatives, partially offset by a planned increase in ceded reinsurance premiums.

Chaucer continues to experience significant competitive pressure on rates. In response to these challenging market conditions, we continue to actively manage Chaucer’s underwriting portfolio, using our expertise, distinctive underwriting capabilities and market knowledge to target specific attractive underwriting opportunities.

Description of Operating Segments

Primary business operations include insurance products and services currently provided through four operating segments. Our domestic operating segments are Commercial Lines, Personal Lines, and Other. Our international operating segment is Chaucer. Commercial Lines includes commercial multiple peril, commercial automobile, workers’ compensation and other commercial coverages, such as inland marine, specialty program business, management and professional liability, surety and specialty property. Personal Lines includes personal automobile, homeowners and other personal coverages. Chaucer underwriting divisions include marine, aviation and political, casualty (which includes international liability, specialist coverages, and run-off syndicate participations), energy, property and assumed reinsurance treaty business (“treaty”). Prior to January 1, 2017, treaty was reflected in the casualty, property, and marine, aviation and political lines. Included in the “Other” segment are Opus Investment Management, Inc., which markets investment management services to institutions, pension funds and other organizations; earnings on holding company assets; and, a discontinued voluntary pools business. We present the separate financial information of each segment consistent with the manner in which our chief operating decision maker evaluates results in deciding how to allocate resources and in assessing performance.

We report interest expense on debt separately from the earnings of our operating segments. This consists of interest on our senior debentures, subordinated debentures, collateralized borrowings with the Federal Home Loan Bank of Boston (“FHLBB”), and letter of credit facility.

Results of Operations – Consolidated

Consolidated net income for the three months ended March 31, 2017 was $45.2 million, compared to $78.2 million for the three months ended March 31, 2016, a decrease of $33.0 million. This decrease is primarily due to lower operating income of $30.7 million as a result of higher catastrophe losses during the first three months of 2017.

The following table reflects operating income before interest expense and income taxes for each operating segment and a reconciliation to consolidated net income from operating income before interest expense and income taxes (a non-GAAP measure).

	Three Months Ended
	March 31,
(in millions)	2017	2016
Operating income (loss) before interest expense and income taxes:
Commercial Lines	$37.4	$42.7
Personal Lines	9.9	47.1
Chaucer	24.9	33.7
Other	(3.1)	(3.1)
Operating income before interest expense and income taxes	69.1	120.4
Interest expense on debt	(12.0)	(14.7)
Operating income before income taxes	57.1	105.7
Income tax expense on operating income	(16.3)	(34.2)
Operating income	40.8	71.5
Non-operating items:
Net realized investment gains	1.9	1.5
Other	-	0.7
Income tax benefit on non-operating items	2.5	4.4
Income from continuing operations, net of taxes	45.2	78.1
Net gain from discontinued operations, net of taxes	-	0.1
Net income	$45.2	$78.2

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

The following table summarizes the results of operations for the periods indicated:

	Three Months Ended
	March 31,
(in millions)	2017	2016
Operating revenues
Net premiums written	$1,186.8	$1,144.3
Net premiums earned	1,181.3	1,151.3
Net investment income	71.1	68.3
Other income	6.6	6.5
Total operating revenues	1,259.0	1,226.1
Losses and operating expenses
Losses and LAE	766.5	699.6
Amortization of deferred acquisition costs	266.4	259.1
Other operating expenses	157.0	147.0
Total losses and operating expenses	1,189.9	1,105.7
Operating income before interest expense and income taxes	$69.1	$120.4

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Operating income before interest expense and income taxes was $69.1 million in the three months ended March 31, 2017, compared to $120.4 million for the three months ended March 31, 2016, a decrease of $51.3 million. This decrease is primarily due to higher catastrophe losses. In addition, lower net favorable development on prior years’ loss reserves was partially offset by lower current accident year losses. Overall catastrophe related activity in the quarter was $84.1 million, compared to $31.2 million in the same period of 2016, an increase of $52.9 million. Net favorable development on prior years’ loss reserves was $2.0 million in the quarter, compared to $10.0 million in the same period in 2016, a decrease of $8.0 million.

Net premiums written increased by $42.5 million in the three months ended March 31, 2017 compared to the three months ended March 31, 2016. This improvement was due to growth in each of our domestic and Chaucer businesses, partially offset by the non-recurring impact of a Chaucer RITC transaction in the first quarter of 2016, which increased net premiums written by $17.7 million.

Production and Underwriting Results

The following table summarizes premiums written on a gross and net basis, net premiums earned and loss, LAE, expense and combined ratios for the Commercial Lines, Personal Lines and Chaucer segments. Loss, LAE, catastrophe loss and combined ratios shown below include prior year reserve development. These items are not meaningful for our Other segment.

	Three Months Ended March 31, 2017
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$718.0	$625.3	$588.3	6.2	63.8	36.4	100.2
Personal Lines	383.2	362.1	381.8	10.6	72.8	28.8	101.6
Chaucer	353.5	199.4	211.2	3.5	53.4	40.1	93.5
Total	$1,454.7	$1,186.8	$1,181.3	7.1	64.8	34.7	99.5

	Three Months Ended March 31, 2016
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$680.1	$604.3	$571.4	3.3	63.0	36.2	99.2
Personal Lines	356.8	337.0	358.6	3.3	63.3	28.1	91.4
Chaucer	338.1	203.0	221.3	0.2	50.9	38.9	89.8
Total	$1,375.0	$1,144.3	$1,151.3	2.7	60.8	34.2	95.0

The following table summarizes net premiums written, and loss and LAE and catastrophe loss ratios by line of business for the Commercial Lines and Personal Lines segments. Loss and LAE and catastrophe loss ratios include prior year reserve development.

	Three Months Ended March 31,
	2017			2016
(dollars in millions)	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios
Commercial Lines:
Commercial multiple peril	$203.0	68.8	11.5	$198.0	60.5	6.4
Commercial automobile	83.0	70.1	0.6	79.2	75.2	0.7
Workers’ compensation	89.2	63.3	-	82.1	59.8	-
Other commercial	250.1	57.9	5.5	245.0	62.0	2.7
Total Commercial Lines	$625.3	63.8	6.2	$604.3	63.0	3.3
Personal Lines:
Personal automobile	$239.6	71.2	0.6	$222.5	71.8	0.3
Homeowners	114.4	78.0	29.0	106.4	49.9	8.7
Other personal	8.1	38.3	1.1	8.1	43.2	1.1
Total Personal Lines	$362.1	72.8	10.6	$337.0	63.3	3.3

The following table summarizes premiums written on a gross and net basis and net premiums earned by underwriting division for the Chaucer segment.

	Three Months Ended March 31,
	2017			2016
(in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Chaucer:
Treaty (1)	$150.2	$82.7	$59.8	$138.0	$79.7	$56.7
Marine, aviation and political	85.1	54.1	60.2	92.1	58.4	57.9
Casualty	53.4	39.5	44.6	55.4	46.7	50.5
Energy	41.6	11.9	34.0	39.8	12.3	45.0
Property	23.2	11.2	12.6	12.8	5.9	11.2
Total Chaucer	$353.5	$199.4	$211.2	$338.1	$203.0	$221.3
(1)	Prior to January 1, 2017, treaty was reflected in the casualty, property and marine, aviation and political lines. The table reflects 2016 information presented in the revised underwriting divisions.

The following table summarizes underwriting results for the Commercial Lines, Personal Lines, Chaucer and Other segments and reconciles it to operating income (loss) before interest expense and income taxes.

	Three Months Ended March 31,
	2017					2016
(in millions)	Commercial Lines	Personal Lines	Chaucer	Other	Total	Commercial Lines	Personal Lines	Chaucer	Other	Total
Underwriting profit (loss), excluding prior year reserve development and catastrophes	$33.6	$32.1	$18.8	$(0.6)	$83.9	$42.7	$39.7	$(6.7)	$(0.4)	$75.3
Prior year favorable (unfavorable) loss and LAE reserve development on non-catastrophe losses	0.1	(0.1)	2.3	(0.3)	2.0	(20.1)	0.7	29.7	(0.3)	10.0
Prior year favorable (unfavorable) catastrophe development	-	-	5.4	-	5.4	0.3	(1.3)	9.7	-	8.7
Current year catastrophe losses	(36.4)	(40.4)	(12.7)	-	(89.5)	(19.2)	(10.5)	(10.2)	-	(39.9)
Underwriting profit (loss)	(2.7)	(8.4)	13.8	(0.9)	1.8	3.7	28.6	22.5	(0.7)	54.1
Net investment income	40.3	17.1	12.4	1.3	71.1	39.4	17.4	10.7	0.8	68.3
Fees and other income	1.9	2.9	1.1	0.7	6.6	1.9	2.8	1.1	0.7	6.5
Other operating expenses	(2.1)	(1.7)	(2.4)	(4.2)	(10.4)	(2.3)	(1.7)	(0.6)	(3.9)	(8.5)
Operating income (loss) before interest expense and income taxes	$37.4	$9.9	$24.9	$(3.1)	$69.1	$42.7	$47.1	$33.7	$(3.1)	$120.4

Commercial Lines

Commercial Lines net premiums written were $625.3 million in the three months ended March 31, 2017, compared to $604.3 million in the three months ended March 31, 2016. This $21.0 million increase was primarily driven by pricing increases, strong retention, and targeted new business expansion.

Commercial Lines underwriting loss for the three months ended March 31, 2017 was $2.7 million, compared to underwriting profit of $3.7 million for the three months ended March 31, 2016,  a decrease of $6.4 million. Catastrophe-related losses for the three months ended March 31, 2017 were $36.4 million, compared to $18.9 million for the three months ended March 31, 2016, an increase of $17.5 million.  Development on prior years’ loss reserves for the three months ended March 31, 2017 was de minimis, compared to unfavorable development of $20.1 million for the three months ended March 31, 2016.

Commercial Lines current accident year underwriting profit, excluding catastrophes, was $33.6 million for the three months ended March 31, 2017, compared to $42.7 million for the three months ended March 31, 2016. This $9.1 million decrease was primarily due to an unusually low level of first quarter 2016 large property losses and non-catastrophe weather-related losses in the commercial multiple peril line. Also contributing to the decrease in underwriting profit is a higher casualty loss ratio in the commercial multi-peril line, but which is comparable to the full year 2016.

We are continuing efforts to improve our underwriting results, including through increased rates; however, our ability to increase Commercial Lines net premiums written while maintaining or improving underwriting results is expected to be affected by price competition and the challenging economic environment. We continue to monitor these trends and consider them in our rate actions.

Personal Lines

Personal Lines net premiums written were $362.1 million in the three months ended March 31, 2017, compared to $337.0 million in the three months ended March 31, 2016, an increase of $25.1 million. This was primarily due to increased rates in both our personal automobile and homeowners lines of business, as well as new business growth and improved retention.

Net premiums written in the personal automobile line of business for the three months ended March 31, 2017 were $239.6 million compared to $222.5 million for the three months ended March 31, 2016, an increase of $17.1 million. This was primarily due to rate increases and an increase in policies in force of 2.5%. Net premiums written in the homeowners line of business for the three months ended March 31, 2017 were $114.4 million compared to $106.4 million for the three months ended March 31, 2016, an increase of $8.0 million. This is attributable to rate increases and an increase in policies in force of 2.6%.

Personal Lines underwriting loss for the three months ended March 31, 2017 was $8.4 million, compared to underwriting profit of $28.6 million for the three months ended March 31, 2016,  a decline of $37.0 million. Catastrophe losses for the three months ended March 31, 2017 were $40.4 million, compared to $11.8 million for the three months ended March 31, 2016, an increase of $28.6 million.  Development on prior years’ loss reserves for the three months ended March 31, 2017 was de minimis, compared to favorable development of $0.7 million for the three months ended March 31,  2016.

Personal Lines current accident year underwriting profit, excluding catastrophes, was $32.1 million in the three months ended March 31, 2017, compared to $39.7 million for the three months ended March 31, 2016. This $7.6 million decline was primarily a result of an unusually low level of large losses and non-catastrophe weather-related losses in the first quarter of 2016.

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

Chaucer

Chaucer’s net premiums written were $199.4 million for the three months ended March 31, 2017, compared to $203.0 million for the three months ended March 31, 2016, a decrease of $3.6 million or 1.8%. This decrease is primarily due to the impact of a RITC transaction that occurred in the first quarter of 2016 that had no impact on net income. The RITC transaction resulted in additional assumed premiums and loss and LAE reserves of $17.7 million in 2016, representing the increase in Chaucer’s retained group share of its 2013 year of account that was closed and reinsured into its 2014 year of account. As we have 100% economic interest in Syndicate 1084 for all years of account after 2013, we did not have significant RITC impacts in 2017 and do not anticipate any further impact from RITC. Excluding the RITC impact, net written premium grew 7.6% due to new business growth, partially offset by a planned increase in ceded reinsurance premiums.

Chaucer’s underwriting profit for the three months ended March 31, 2017 was $13.8 million, compared to $22.5 million for the three months ended March 31, 2016, a decline of $8.7 million. This decrease is primarily due to lower favorable development on prior years’ reserves and higher catastrophe losses, partially offset by lower current accident year losses. Favorable development on prior years’ loss reserves for the three months ended March 31, 2017 was $2.3 million, compared to $29.7 million for the three months ended March 31, 2016, a decrease of $27.4 million, including the effect of foreign exchange fluctuations (See “Foreign Exchange” section below for further discussion).  Catastrophe losses for the three months ended March 31, 2017 were $7.3 million, compared to $0.5 million for the three months ended March 31, 2016, an increase of $6.8 million.

Chaucer’s current accident year underwriting profit, excluding catastrophes, was $18.8 million in the three months ended March 31, 2017, compared to an underwriting loss of $6.7 million for the three months ended March 31, 2016. This $25.5 million improvement was primarily due to lower large losses in our energy and political lines, partially offset by higher losses in our treaty business.

We continue to experience significant competition across the international insurance industry. Current pricing conditions in all markets continue to be affected by high industry capacity and competition, and a continued absence of major industry loss events in our markets. There can be no assurance that we will be able to maintain adequate rates in light of economic conditions in our markets. Additionally, because of the inherently volatile nature of losses in many of our product lines, we may continue to experience large losses or an elevated level of losses from these or other product lines.

Other

Other operating loss was $3.1 million for both the three months ended March 31, 2017 and for the three months ended March 31, 2016.

Foreign Exchange

Most of Chaucer’s transactions are denominated in the currencies that we use to settle transactions with Lloyd’s, specifically the U.S. Dollar, the U.K. Pound Sterling (“GBP”) and the Canadian Dollar. These are Chaucer’s functional currencies under U.S. GAAP. A portion of Chaucer’s transactions and its assets and liabilities are denominated in other currencies, such as the Euro, the Swiss Franc, the Australian Dollar and the Japanese Yen. Changes in the value of these currencies versus the functional currencies, particularly versus the GBP, cause transactional gains and losses during each reporting period. During the three months ended March 31, 2017, the GBP was relatively stable against most currencies. During the three months ended March 31, 2016, the GBP weakened against most currencies. We believe that this was due, in large part, to market anticipation of the U.K’s referendum vote to discontinue its membership in the European Union (“Brexit Referendum”).  The following table summarizes the total effect of Chaucer’s foreign exchange transactional gains and losses on comprehensive income:

	Three Months Ended
	March 31,
	2017	2016
in millions
Effect of revaluing loss and LAE reserves	$(4.0)	$(18.1)
Effect of revaluing overseas deposits and cash	2.3	5.8
Effect of revaluing premium receivables	0.5	0.6
Total FX effect on operating income	$(1.2)	$(11.7)
FX losses reflected in net realized investment gains	-	(0.5)
Total FX effect on income before income taxes	$(1.2)	$(12.2)
Unrealized FX gains (losses) from investment securities	(0.2)	4.7
Total pre-tax effect of transactional FX losses on
comprehensive income	$(1.4)	$(7.5)
Tax benefit	0.5	2.7
Total effect of transactional FX losses on
comprehensive income	$(0.9)	$(4.8)

During the three months ended March 31, 2017, foreign exchange losses reduced pre-tax operating income by approximately $1 million, compared to foreign exchange losses in pre-tax operating income of approximately $12 million for the three months ended March 31, 2016. These items result primarily from the revaluation of loss and LAE reserves in various currencies, partially offset by the revaluation of investments in overseas deposits and cash.  For the three months ended March 31, 2017, these items resulted primarily from foreign exchange movements against the Australian Dollar. For the three months ended March 31, 2016, these items resulted primarily from foreign exchange movements against the Euro, the Australian Dollar and the Japanese Yen. During the three months ended March 31, 2017, pre-tax unrealized foreign exchange gains from Euro-denominated investment securities were $0.2 million, which were reflected as a decrease to accumulated other comprehensive income. During the three months ended March 31, 2016 the pre-tax unrealized foreign exchange impact from Euro-denominated investment securities were gains of approximately $5 million.

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

Reserve for Losses and Loss Adjustment Expenses

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses.

	Three Months Ended
	March 31,
(in millions)	2017	2016
Gross loss and LAE reserves, beginning of period	$6,949.4	$6,574.4
Reinsurance recoverable on unpaid losses	2,274.8	2,280.8
Net loss and LAE reserves, beginning of period	4,674.6	4,293.6
Net incurred losses and LAE in respect of losses occurring in:
Current year	773.9	718.3
Prior year non-catastrophe loss development	(2.0)	(10.0)
Prior year catastrophe development	(5.4)	(8.7)
Total incurred losses and LAE	766.5	699.6
Net payments of losses and LAE in respect of losses occurring in:
Current year	167.1	157.7
Prior years	452.3	443.4
Total payments	619.4	601.1
Effect of foreign exchange rate changes	7.4	(8.7)
Net reserve for losses and LAE, end of period	4,829.1	4,383.4
Reinsurance recoverable on unpaid losses	2,273.9	2,338.9
Gross reserve for losses and LAE, end of period	$7,103.0	$6,722.3

The table below summarizes the gross reserve for losses and LAE by line of business.

	March 31,	December 31,
(in millions)	2017	2016
Commercial multiple peril	$957.3	$899.7
Workers’ compensation	589.9	580.2
Commercial automobile	380.7	374.2
Other commercial lines:
AIX program business	449.8	453.2
Other	788.4	758.4
Total other commercial lines	1,238.2	1,211.6
Total Commercial Lines	3,166.1	3,065.7
Personal automobile	1,432.9	1,430.2
Homeowners and other personal	161.2	123.8
Total Personal	1,594.1	1,554.0
Total Chaucer	2,303.0	2,289.4
Total Other Segment	39.8	40.3
Total loss and LAE reserves	$7,103.0	$6,949.4

Within other commercial lines in the table above, general liability is comprised of both monoline general liability and certain management and professional liability coverages, and other lines is primarily comprised of lawyers professional liability, fidelity, marine, miscellaneous property, and healthcare lines. Loss and LAE reserve development in our Other Segment is related to our run-off voluntary assumed reinsurance pools business. Also included in the above table, primarily in other lines, are $60.4 million and $61.0 million of asbestos and environmental reserves as of March 31, 2017 and December 31, 2016 respectively. Included in the Chaucer segment in the above table are $116.2 million and $117.0 million of reserves as of March 31, 2017 and December 31, 2016, respectively, related to Chaucer’s financial and professional liability lines written in 2008 and prior periods.

Catastrophe Loss Development

In the three months ended March 31, 2017 and 2016, favorable catastrophe development was $5.4 million and $8.7 million, respectively. The favorable catastrophe development in both periods was driven by lower than expected losses for Chaucer’s treaty business.

2017 Loss and LAE Development, excluding catastrophes

For the three months ended March 31, 2017, net favorable loss and LAE development was $2.0 million, due to Chaucer.

Chaucer’s favorable development during the three months ended March 31, 2017 was primarily the result of lower loss estimates in the energy line, partially offset by an increase in loss estimates on large claims in the casualty and political lines. Also partially offsetting Chaucer’s favorable development was the unfavorable impact of foreign exchange rate movements on prior years’ loss reserves.

2016 Loss and LAE Development, excluding catastrophes

For the three months ended March 31, 2016, net favorable loss and LAE development was $10.0 million, primarily as a result of net favorable development of $29.7 million for Chaucer, partially offset by unfavorable development of $20.1 million for Commercial Lines.

Chaucer’s favorable development during the three months ended March 31, 2016 was primarily the result of lower than expected losses in the treaty line, primarily in the 2014 and 2015 accident years, the energy line, primarily in the 2015 accident year, the specialist and international liability lines within the casualty line, primarily in the 2013 through 2015 accident years, and in the political and aviation lines primarily in the 2014 and 2015 accident years. Partially offsetting Chaucer’s favorable development was the unfavorable impact of foreign exchange rate movements on prior years’ loss reserves.

The net unfavorable Commercial Lines development primarily resulted from higher than expected losses in other commercial lines of $14.0 million, which includes the AIX program business. This was primarily driven by AIX programs and business classes which have since been terminated or substantially revised in the 2013 and prior accident years.  We also experienced higher than expected losses within the commercial multiple peril lines in the 2011 through 2014 accident years. Partially offsetting the unfavorable development was lower than expected losses within the workers’ compensation line, primarily related to the 2014 and 2015 accident years.

It is not possible to know whether the factors that affected loss reserves in the first three months of 2017 will also occur in future periods. As discussed in detail in our Form 10-K for the year ended December 31, 2016, there are inherent uncertainties in estimating reserves for losses and LAE. We encourage you to read our Form 10-K for more information about our reserving process and the judgments, uncertainties and risks associated therewith.

Investments

Investment Results

Net investment income before income taxes was as follows:

	Three months ended March 31,
(dollars in millions)	2017	2016

Fixed maturities	$60.9	$61.1
Equity securities	4.3	4.3
Other investments	8.6	5.6
Investment expenses	(2.7)	(2.7)
Net investment income	$71.1	$68.3

Earned yield, fixed maturities	3.38%	3.54%
Earned yield, total portfolio	3.29%	3.40%

The increase in net investment income for the three months ended March 31, 2017 was primarily due to the investment of higher operational cash flows and to acquisitions of additional commercial mortgage loan participations and private equity partnerships.  Net investment income also benefitted from income on certain reinsurance contracts subject to deposit accounting. These increases were partially offset by the impact of lower new money yields. We expect average investment yields to continue to decline as new money rates remain lower than embedded book yields.

Investment Portfolio

We held cash and investment assets diversified across several asset classes, as follows:

	March 31, 2017		December 31, 2016
(dollars in millions)	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
Fixed maturities, at fair value	$7,340.8	83.6%	$7,331.3	84.0%
Equity securities, at fair value	600.5	6.8	584.4	6.7
Other investments	588.8	6.7	533.8	6.1
Cash and cash equivalents	257.0	2.9	282.6	3.2
Total cash and investments	$8,787.1	100.0%	$8,732.1	100.0%

Cash and Investments

Total cash and investments increased $55.0 million, or 0.6%, for the three months ended March 31, 2017, primarily due to operational cashflows and market value appreciation, partially offset by the funding of financing activities including dividend payments.

The following table provides information about the investment types of our fixed maturities portfolio:

	March 31, 2017
(in millions) Investment Type	Amortized Cost	Fair Value	Net Unrealized Gains (Losses)	Change in Net Unrealized For the Year
U.S. Treasury and government agencies	$338.9	$338.1	$(0.8)	$0.6
Foreign government	242.9	248.0	5.1	0.2
Municipals:
Taxable	955.6	986.2	30.6	1.0
Tax-exempt	92.8	93.5	0.7	0.7
Corporate	4,019.8	4,094.1	74.3	10.3
Asset-backed:
Residential mortgage-backed	967.5	963.4	(4.1)	(0.1)
Commercial mortgage-backed	556.6	558.9	2.3	(1.4)
Asset-backed	58.5	58.6	0.1	0.7
Total fixed maturities	$7,232.6	$7,340.8	$108.2	$12.0

The increase in net unrealized gains on fixed maturities was primarily due to narrower corporate credit spreads.

Amortized cost and fair value by rating category were as follows:

		March 31, 2017			December 31, 2016
(dollars in millions) NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost	Fair Value	% of Total Fair Value	Amortized Cost	Fair Value	% of Total Fair Value
1	Aaa/Aa/A	$4,836.3	$4,900.4	66.8%	$4,867.7	$4,927.6	67.2%
2	Baa	1,990.6	2,016.5	27.4	1,955.4	1,975.8	26.9
3	Ba	215.0	225.3	3.1	203.2	210.8	2.9
4	B	179.4	186.5	2.5	195.9	203.7	2.8
5	Caa and lower	11.0	11.7	0.2	11.8	11.9	0.2
6	In or near default	0.3	0.4	-	1.1	1.5	-
Total fixed maturities		$7,232.6	$7,340.8	100.0%	$7,235.1	$7,331.3	100.0%

Based on ratings by the National Association of Insurance Commissioners (“NAIC”), approximately 94% of the fixed maturity portfolio consisted of investment grade securities at March 31, 2017 and December 31, 2016. The quality of our fixed maturity portfolio remains strong based on ratings, capital structure position, support through guarantees, underlying security, issuer diversification and yield curve position.

The duration of our fixed maturity portfolio was as follows:

	March 31, 2017			December 31, 2016
(dollars in millions) Duration	Amortized Cost	Fair Value	% of Total Fair Value	Amortized Cost	Fair Value	% of Total Fair Value
0-2 years	$1,192.1	$1,216.2	16.6%	$1,168.6	$1,190.2	16.2%
2-4 years	2,109.2	2,177.0	29.6	2,107.4	2,171.2	29.6
4-6 years	1,941.2	1,971.5	26.9	1,941.4	1,971.8	26.9
6-8 years	1,559.5	1,550.3	21.1	1,426.7	1,423.0	19.4
8-10 years	367.0	361.1	4.9	515.1	498.4	6.8
10+ years	63.6	64.7	0.9	75.9	76.7	1.1
Total fixed maturities	$7,232.6	$7,340.8	100.0%	$7,235.1	$7,331.3	100.0%

Weighted average duration:		4.4			4.5

Our fixed maturity portfolio remains well laddered with a weighted average duration of 4.4 years, which is within our target range of 1 to 2 times duration of our insurance liabilities.

Our fixed maturity and equity securities are classified as available-for-sale and are carried at fair value. Financial instruments whose value was determined using significant management judgment or estimation constituted less than 1% of the total assets we measured at fair value. (See also Note 5 – “Fair Value” in the Notes to Interim Consolidated Financial Statements).

Equity securities primarily consisted of income-oriented large capitalization common stocks and U.S. market equity index exchange traded funds.

Other investments consisted of participations in commercial mortgage loan obligations, investments in private equity limited partnerships and overseas deposits. Commercial mortgage loan participations represent our interest in commercial mortgage loans originated by a third party. We share, on a pro-rata basis, in all related cash flows of the underlying mortgage loans, which are investment-grade quality and diversified by geographic area and property type. Our investments in limited partnerships include interests in middle market mezzanine and private equity funds. Overseas deposits are foreign and U.S. dollar-denominated investments maintained in overseas funds and managed exclusively by Lloyd’s. These funds are required in order to protect policyholders in overseas markets and enable Chaucer to operate in those markets. Access to those funds is restricted, and we have no control over the investment strategy.

Although we expect to invest new funds primarily in investment grade fixed maturities, we have invested, and expect to continue to invest, a portion of funds in common equity securities, below investment grade fixed maturities and other investment assets.

Other-than-Temporary Impairments

For the three months ended March 31, 2017, we recognized in earnings $1.4 million of other-than-temporary impairments (“OTTI”), primarily on other invested assets. For the three months ended March 31, 2016, we recognized in earnings $20.9 million of OTTI on fixed maturities primarily in the energy sector, of which $14.7 million related to securities we intended to sell and $6.2 million related to estimated credit losses.

Unrealized Losses

The following table provides information about our fixed maturities and equity securities that were in an unrealized loss position including the length of time the securities have been in an unrealized loss position. (See also Note 4 – ‘‘Investments’’ in the Notes to Interim Consolidated Financial Statements.)

	March 31, 2017		December 31, 2016
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(in millions)	Losses	Value	Losses	Value
Fixed maturities:
Investment grade:
12 months or less	$52.8	$2,206.3	$60.2	$2,356.9
Greater than 12 months	7.7	120.3	8.7	134.1
Total investment grade fixed maturities	60.5	2,326.6	68.9	2,491.0
Below investment grade:
12 months or less	0.8	35.9	1.2	46.0
Greater than 12 months	11.9	72.3	12.2	81.8
Total below investment grade fixed maturities	12.7	108.2	13.4	127.8
Equity securities:
12 months or less	1.1	12.9	0.7	16.3
Total	$74.3	$2,447.7	$83.0	$2,635.1

Gross unrealized losses at March 31, 2017 decreased $8.7 million compared to December 31, 2016, primarily attributable to narrower credit spreads. At March 31, 2017, gross unrealized losses consisted primarily of $43.2 million on corporate fixed maturities, $13.6 million of residential mortgage-backed securities and $7.2 million on municipal securities.

We view gross unrealized losses on fixed maturities and equity securities as temporary since it is our assessment that these securities will recover in the near term, allowing us to realize their anticipated long-term economic value. With respect to gross unrealized losses on fixed maturities, we do not intend to sell, nor is it more likely than not we will be required to sell such debt securities before this expected recovery of amortized cost (See also “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q). With respect to equity securities, we have the intent and ability to retain such investments for the period of time anticipated to allow for this expected recovery in fair value. Inherent in our assessment are the risks that, subsequent to the balance sheet date, market factors may differ from our expectations; the global economic recovery is less robust than we expect or reverts to recessionary trends; stress in the commodities sectors, including oil and gas and metals and mining, may persist for an extended period of time; we may decide to subsequently sell a security for unforeseen business needs; or changes in the credit assessment or equity characteristics from our original assessment may lead us to determine that a sale at the current value would maximize recovery on such investments. To the extent that there are such adverse changes, an OTTI would be recognized as a realized loss. Although unrealized losses are not reflected in the results of financial operations until they are realized or deemed “other-than-temporary,” the fair value of the underlying investment, which does reflect the unrealized loss, is reflected in our Consolidated Balance Sheets.

The following table sets forth gross unrealized losses for fixed maturities by maturity period and for equity securities at March 31, 2017 and December 31, 2016. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers.

	March 31,	December 31,
(in millions)	2017	2016
Due in one year or less	$0.2	$0.3
Due after one year through five years	10.9	15.9
Due after five years through ten years	33.2	37.6
Due after ten years	10.9	10.0
	55.2	63.8
Mortgage-backed and asset-backed securities	18.0	18.5
Total fixed maturities	73.2	82.3
Equity securities	1.1	0.7
Total fixed maturities and equity securities	$74.3	$83.0

The carrying values of fixed maturity securities on non-accrual status at March 31, 2017 and December 31, 2016 were not material. The effects of non-accruals, compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities, were also not material. Any defaults in the fixed maturities portfolio in future periods may negatively affect investment income.

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

Monetary policies in the developed economies, particularly in the United States, Europe and Japan, are supportive of moderate economic growth, while fiscal policies are more divergent and subject to change. Major central banks continue to closely monitor developments in global financial markets and the outlook for growth and are committed to adjust monetary policy as required to provide liquidity funding, support growth and achieve inflation targets. In the United States, the Federal Reserve (the “Fed”) increased its target for the federal funds rate by 0.25% in March and raised its range to 0.75% to 1.0%. The Fed expects that economic activity will expand at a moderate pace, labor market conditions will strengthen somewhat further and inflation will stabilize around 2 percent over the medium term. The Fed has communicated that the timing and size of future adjustments to the federal funds rate will depend on the realized and expected economic conditions relative to its objectives of maximum employment and 2 percent inflation. Based on the Fed’s March 2017 economic projections, the federal funds target rate may be increased by 0.25% two more times during 2017. While the Fed believes near-term risks to the economic outlook appear roughly balanced, they continue to closely monitor inflation indicators and global economic and financial developments.

While the United States has reduced its extraordinary measures and begun to tighten monetary policy, other major central banks continue with their stimulus policies as they seek higher growth and confront inflation and inflation expectations running below target. The removal, modification or suggestion of changes in these policies could have an adverse effect on prevailing market interest rates and on issuers’ level of business activity or liquidity. Fundamental conditions in the corporate sector generally remain sound. Operating conditions for metals and mining and oil and gas producers remain challenged, but improvement in supply/demand fundamentals has provided greater stability. While we may experience defaults on fixed income securities, particularly with respect to non-investment grade debt securities, it is difficult to foresee which issuers, industries or markets, other than those previously cited, will be affected. As a result, the value of our fixed maturity portfolio could change rapidly in ways we cannot currently anticipate, and we could incur additional realized and unrealized losses in future periods.

Other Items

Net income also included the following items:

	Three Months Ended March 31,
(in millions)	Commercial Lines	Personal Lines	Chaucer	Other	Discontinued Operations	Total
2017
Net realized investment gains (losses)	$1.8	$1.2	$(0.5)	$(0.6)	$-	$1.9

2016
Net realized investment gains (losses)	$2.3	$1.0	$(1.8)	$-	$-	$1.5
Other non-operating items	-	-	0.7	-	-	0.7
Discontinued operations, net of taxes	-	-	-	-	0.1	0.1

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

Net realized gains on investments were $1.9 million for the three months ended March 31, 2017 compared to $1.5 million for the three months ended March 31,  2016. Net realized gains in 2017 were primarily due to $4.1 million of net gains recognized from the sale of equity securities, and to a lesser extent, fixed maturities. These gains were partially offset by $1.4 million of OTTI losses. Net realized gains in 2016 were primarily due to $22.8 million of net gains recognized from the sale of securities, primarily equities, partially offset by $20.9 million of OTTI losses.

Income Taxes

We are subject to the tax laws and regulations of the U.S. and foreign countries in which we operate. We file a consolidated U.S. federal income tax return that includes the holding company and its U.S. subsidiaries. Generally, taxes are accrued at the U.S. statutory tax rate of 35% for income from the U.S. operations. Our primary non-U.S. jurisdiction is the U.K. In November 2015, the U.K. statutory tax rate decreased from 20% to 19% effective April 1, 2017 and a further decrease in the U.K. tax rate was enacted in September 2016 to reduce the U.K. statutory rate from 19% to 17% effective April 1, 2020. We accrue taxes on certain non-U.S. income that is subject to U.S. tax at the U.S. tax rate. Foreign tax credits, where available, are utilized to offset U.S. tax as permitted. Certain of our non-U.S. income is not subject to U.S. tax until repatriated. Foreign taxes on this non-U.S. income are accrued at the local foreign rate and do not have an accrual for U.S. deferred taxes since these earnings are intended to be indefinitely reinvested overseas.

The provision for income taxes from continuing operations was an expense of $13.8 million in the three months ended March 31, 2017, compared to an expense of $30.0 million during the same period in 2016. These provisions resulted in consolidated effective federal tax rates of 23.4% and 27.8% for the three months ended March 31, 2017 and 2016, respectively. These provisions reflect benefits related to tax planning strategies implemented in prior years of $3.1 million and $4.9 million during the three months ended March 31, 2017 and 2016, respectively. The provision for the three months ended March 31, 2017 also included excess tax benefits related to stock based compensation of $2.3 million which, upon the adoption of ASC Update No. 2016-09, required the inclusion of these tax benefits in the income statement.  Prior to the adoption of ASC Update No. 2016-09 on January 1, 2017, excess tax benefits  from stock based compensation were recognized in additional paid-in capital. Absent these items, the provision for income taxes would have been an expense of $19.2 million or 32.5% and $34.9 million or 32.3% for the three months ended March 31, 2017 and 2016, respectively.

The income tax provision on operating income was an expense of $16.3 million during the three months ended March 31, 2017, compared to $34.2 million during the same period in 2016. These provisions resulted in effective tax rates for operating income of 28.5% and 32.4% in 2017 and 2016, respectively. The provision for the three months ended March 31, 2017 reflects the aforementioned excess tax benefit related to stock based compensation of $2.3 million. Absent this item, the provision for income taxes would have been an expense of $18.6 million, or 32.6% for the three months ended March 31, 2017.

Critical Accounting Estimates

Interim consolidated financial statements have been prepared in conformity with U.S. GAAP and include certain accounting policies that we consider to be critical due to the amount of judgment and uncertainty inherent in the application of those policies. While we believe that the amounts included in our consolidated financial statements reflect our best judgment, the use of different assumptions could produce materially different accounting estimates. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, we believe the following accounting estimates are critical to our operations and require the most subjective and complex judgment:

•	Reserve for losses and loss expenses
•	Reinsurance recoverable balances
•	Pension benefit obligations
•	Other-than-temporary impairments
•	Deferred tax assets

For a more detailed discussion of these critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2016.

Statutory Surplus of U.S. Insurance Subsidiaries

The following table reflects statutory surplus for our U.S. insurance subsidiaries:

	March 31,	December 31,
(in millions)	2017	2016
Total Statutory Capital and Surplus–U.S. Insurance Subsidiaries	$2,229.5	$2,173.4

The statutory capital and surplus for our U.S. insurance subsidiaries increased $56.1 million during the first three months of 2017. This increase was due to operating results and an increase in net unrealized gains on investments.

The NAIC prescribes an annual calculation regarding risk based capital (“RBC”). RBC ratios for regulatory purposes are expressed as a percentage of the capital required to be above the Authorized Control Level (the “Regulatory Scale”); however, in the insurance industry, RBC ratios are widely expressed as a percentage of the Company Action Level. The following table reflects the Company Action Level, the Authorized Control Level and RBC ratios for Hanover Insurance (which includes Citizens and other U.S. insurance subsidiaries), as of March 31, 2017, expressed both on the Industry Scale (Total Adjusted Capital divided by the Company Action Level) and Regulatory Scale (Total Adjusted Capital divided by Authorized Control Level):

(dollars in millions)	Company Action Level	Authorized Control Level	RBC Ratio Industry Scale	RBC Ratio Regulatory Scale
The Hanover Insurance Company	$921.0	$460.5	241%	482%

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

We have the following securities, letters of credit and cash and cash equivalents pledged to Lloyd’s to satisfy these capital requirements at March 31, 2017. At March 31, 2017, we are in compliance with the capital requirements and expect to be able to meet these capital requirements in the future.

(in millions)
Fixed maturities, at fair value	$497.5
Letters of credit	213.2
Cash and cash equivalents	9.7
Total pledged to Lloyd’s	$720.4

Liquidity and Capital Resources

Liquidity is a measure of our ability to generate sufficient cash flows to meet the cash requirements of business operations. As a holding company, our primary ongoing source of cash is dividends from our insurance subsidiaries. However, dividend payments to us by our U.S. insurance subsidiaries are subject to limitations imposed by regulators, such as prior notice periods and the requirement that dividends in excess of a specified percentage of statutory surplus or prior year’s statutory earnings receive prior approval (so called “extraordinary dividends”). No dividends were paid to the holding company by Hanover Insurance during the first quarter of 2017.

Dividend payments to the holding company by Chaucer are regulated by U.K. law. Dividends from Chaucer are dependent on dividends from its subsidiaries. Annual dividend payments from Chaucer are limited to retained earnings that are not restricted by capital and other requirements for business at Lloyd’s. Also, Chaucer must provide advance notice to the U.K.’s Prudential Regulation Authority (“PRA”), of certain proposed dividends or other payments from PRA regulated entities. No dividends were paid to the holding company by Chaucer during the first quarter of 2017.

In connection with an intercompany borrowing arrangement between Chaucer and a wholly owned non-insurance subsidiary of the holding company, interest on a $300 million note is paid by Chaucer on a quarterly basis to this affiliate, which is ultimately available to provide dividends to the holding company. This interest may be deferred at the election of the noteholder. If deferred, the interest is added to the principal. For the three month period ended March 31,  2017, Chaucer paid $3.8 million of interest related to this note, of which $3.4 million was paid as a dividend to the holding company.  Prior to 2017, interest related to this borrowing arrangement was paid directly to the holding company. For the three month period ended March 31,  2016, Chaucer paid $5.5 million of interest related to this note.

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

Net cash provided by operating activities was $54.2 million during the first three months of 2017, as compared to $82.0 million during the first three months of 2016. The $27.8 million decrease in cash provided was primarily the result of higher loss payments during the first three months of 2017.

Net cash used in investing activities was $47.8 million during the first three months of 2017, as compared to $61.0 million cash provided by investing activities during the first three months of 2016.  During 2017, cash used in investing activities primarily related to net purchases of other investments, primarily private equity partnerships and commercial mortgage loan participations.  During 2016, cash provided by investing activities primarily related to net disposals of equity securities and other investments and fixed maturities.

Net cash used in financing activities was $32.1 million during the first three months of 2017, as compared to $75.0 million during the first three months of 2016. During 2017, cash used in financing activities primarily resulted from the payment of dividends to shareholders and cash outflows related to the security lending program,  partially offset by cash inflows related to option exercises.   During 2016, cash used in financing activities primarily resulted from the repurchases of common stock, payment of dividends to shareholders and cash outflows related to the security lending program. These cash outflows were partially offset by cash inflows related to option exercises.

Dividends to shareholders are subject to quarterly board approval and declaration. During the first three months of 2017, as declared by the Board, we paid a quarterly dividend of $0.50 per share to our shareholders totaling $21.4 million. We believe that our holding company assets are sufficient to provide for future shareholder dividends should the Board of Directors declare them.

At March 31, 2017, THG, as a holding company, held $102.7 million of fixed maturities and cash. We believe our holding company assets will be sufficient to meet our current year obligations, which consist primarily of dividends to our shareholders (as and to the extent declared), the interest on our senior and subordinated debentures, certain costs associated with benefits due to our former life employees and agents, and, to the extent required, payments related to indemnification of liabilities associated with the sale of various subsidiaries. We have, and opportunistically may repurchase our common stock and debt. We may decide to provide funds to the holding company for these and other opportunities through dividends or short-term intercompany lending arrangements.

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

Our Board of Directors has authorized aggregate repurchases of our common stock of up to $900 million. Under the repurchase authorizations, the Company may repurchase, from time to time, common shares in amounts, at prices and at such times as the Company deems appropriate, subject to market conditions and other considerations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. During the first three months of 2017, we repurchased approximately 51,000 shares of our common stock at a cost of $4.6 million. As of March 31, 2017, we have approximately $179 million available for repurchases under these repurchase authorizations.

We have a $200.0 million credit agreement which expires in November 2018, with an option to increase the facility to $300.0 million assuming no default and satisfaction of certain other conditions. The agreement also includes a $50 million sub-facility for standby letters of credit that can be used for general corporate purposes. The agreement contains financial covenants including, but not limited to, maintaining at least a certain level of consolidated equity, maximum consolidated leverage ratios and requires certain of our subsidiaries to maintain a minimum RBC ratio. We had no borrowings under this agreement during the first three months of 2017.

Membership in FHLBB provides us with access to additional liquidity based on our stock holdings and pledged collateral at the date of borrowing. At March 31,  2017, we had additional borrowing capacity of $51.9 million. There were no borrowings outstanding under this short-term facility at March 31, 2017; however, we have and may continue, from time to time, to borrow through this facility to provide short term liquidity.

On October 15, 2015, we entered into a Standby Letter of Credit Facility Agreement (the “Facility Agreement”) not to exceed £170.0 million (or $213.2 million) outstanding at any one time, with the option to increase the amount available for issuances of letters of credit to £235.0 million (or $294.8 million) in the aggregate on one occasion only during the term of the Facility Agreement (subject to the consent of all lenders and assuming no default and satisfaction of other specified conditions). The Facility Agreement provides certain covenants including, but not limited to, the syndicates’ financial condition.  The Facility Agreement provides regulatory capital supporting Chaucer’s underwriting activities for the 2016 and 2017 years of account and each prior open year of account. The Facility Agreement is generally renewed biennially to support new underwriting years.

The Facility Agreement is subject to letter of credit commission fees on outstanding letters of credit and unutilized commitments, which are payable quarterly.  Chaucer is also required to pay customary agency fees. We paid $0.7 million and $1.0 million in fees during the first three months of 2017 and 2016, respectively.

Simultaneous with the Facility Agreement, we entered into a Guaranty Agreement (the “Guaranty Agreement”) with Lloyds Bank plc, as Facility Agent and Security Agent, pursuant to which we unconditionally guarantee the obligations of Chaucer under the Facility Agreement. The Guaranty Agreement contains certain financial covenants that require us to maintain a minimum net worth, a minimum risk-based capital ratio at our primary U.S.-domiciled property and casualty companies and a maximum leverage ratio, and certain negative covenants that limit our ability, among other things, to incur or assume certain debt, grant liens on our property, merge or consolidate, dispose of assets, materially change the nature or conduct of our business and make restricted payments (except, in each case, as provided by certain exceptions). The Guaranty Agreement also contains certain customary representations and warranties.

For a more detailed discussion of our credit agreements, see also “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016.

At March 31, 2017, we were in compliance with the covenants of our debt and credit agreements.

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

Risks and Forward-Looking Statements

Information regarding risk factors and forward-looking information appears in Part II – Item 1A of this Quarterly Report on Form 10-Q and in Part I – Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. This Management’s Discussion and Analysis should be read and interpreted in light of such factors.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Our market risks, the ways we manage them, and sensitivity to changes in interest rates, equity price risk, and foreign currency exchange risk are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2016, included in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes in the first three months of 2017 to these risks or our management of them.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the internal control over financial reporting, as required by Rule 13a-15(d) of the Exchange Act, to determine whether any changes occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there were no such changes during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Reference is made to the litigation matter captioned “Durand Litigation” under “Commitments and Contingencies – Legal Proceedings” in Note 12 in the Notes to Interim Consolidated Financial Statements.

ITEM 1A – RISK FACTORS

This document contains, and management may make, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, may be forward-looking statements. When used in our Management’s Discussion and Analysis, the words: “believes”, “anticipates”, “expects”, “projections”, “outlook”, “should”, “could”, “plan”, “guidance”, “likely”, “on track to”, “targeted” and similar expressions are intended to identify forward-looking statements. We wish to caution readers that accuracy with respect to forward-looking projections is difficult and risks and uncertainties, in some cases, have affected, and in the future could affect, our actual results and could cause our actual results for the remainder of 2017 and beyond to differ materially from historical results and from those expressed in any of our forward-looking statements. We operate in a business environment that is continually changing, and as such, new risk factors may emerge over time. Additionally, our business is conducted in competitive markets and therefore involves a higher degree of risk. We cannot predict these new risk factors nor can we assess the impact, if any, that they may have on our business in the future. Some of the factors that could cause actual results to differ include, but are not limited to, the following:

•	changes in the demand for our products;

•	risks and uncertainties with respect to our ability to retain profitable policies in force and attract profitable policies and to increase rates commensurate with, or in excess of, loss trends;

•

changes in our estimates of loss and loss adjustment expense reserves and accident year “picks,”  which may result in lower current year underwriting income or adverse loss development, and could impact our carried reserves;

•

uncertainties with respect to the long-term profitability of our products, including with respect to new products such as our Hanover Platinum Personal Lines,  excess and surplus lines, trade credit coverage, or longer-tail products covering casualty losses;

•	changes in frequency and loss severity trends;

•	changes in regulation, economic, market and political conditions, particularly with respect to regions where we have geographical concentrations or with respect to Lloyd’s;

•

the potential effect of Brexit and related consequences on (i) Chaucer’s licensing permissions in European Union member states if Lloyd’s does not obtain alternative licensing permissions; (ii) market conditions in the U.K. and the European market; and (iii) foreign exchange volatility;

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

•	changes in our claims-paying and financial strength ratings;

•	negative changes in our level of statutory surplus;

•	risks and uncertainties with respect to our growth or operating strategies;

•	our ability to declare and pay dividends;

•	changes in accounting principles and related financial reporting requirements;

•	errors or omissions in connection with the administration of any of our products;

•	risks and uncertainties with technology, data security and/or outsourcing relationships that may negatively impact our ability to conduct business;

•	an inability to be compliant with recently implemented regulations such as Solvency II or existing regulation such as those relating to sanctions and Sarbanes-Oxley;

•	unfavorable judicial or legislative developments; and

•	other factors described in such forward-looking statements.

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

For a more detailed discussion of our risks and uncertainties, see also Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Shares purchased in the first quarter of 2017 are as follows:

			Total Number of	Approximate Dollar Value of
			Shares Purchased as	Shares That May Yet
			Part of Publicly	be Purchased Under the
	Total Number of	Average Price	Announced Plans or	Plans or Programs
Period	Shares Purchased	Paid per Share	Programs	(in millions) (1)
January 1 - 31, 2017 (2)	58	$83.31	-	$184
February 1 - 28, 2017 (2)	28,303	90.63	-	184
March 1 - 31, 2017 (3)	52,964	90.12	51,049	179
Total	81,325	$90.30	51,049	$179

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

(3)Includes 1,915 shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards.

ITEM 6 – EXHIBITS

EX – 10.1+	Service Agreement dated October 16, 2015 by and between Johan Slabbert and Chaucer Syndicates Limited.

EX – 10.2+	Chaucer 2015 Long-Term Incentive Plan.

EX – 10.3+	Separation Agreement dated March 13, 2017 by and between Johan Slabbert and Chaucer Underwriting Services Limited.

EX – 10.4+	The Hanover Insurance Group Retirement Savings Plan, as amended.

EX – 31.1	Certification of the Chief Executive Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX – 31.2	Certification of the Chief Financial Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX – 32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

EX – 32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

EX – 101

The following materials from The Hanover Insurance Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Income for the three months ended March 31, 2017 and 2016; (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016; (iii) Consolidated Balance Sheets at March 31, 2017 and December 31, 2016; (iv) Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2017 and 2016; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (vi) related notes to these financial statements.

+  Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hanover Insurance Group, Inc.
Registrant

May 4, 2017	/s/ Joseph M. Zubretsky
Date	Joseph M. Zubretsky
President, Chief Executive Officer and Director

May 4, 2017	/s/ Jeffrey M. Farber
Date	Jeffrey M. Farber
Executive Vice President and Chief Financial Officer