Form 10-Q
period 2017-09-30
HANOVER INSURANCE GROUP, INC.
filed 2017-11-02
CIK 944695

\

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

The number of shares outstanding of the registrant’s common stock was 42,474,995 as of October 31, 2017.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2017	2016	2017	2016
Revenues
Premiums	$1,226.9	$1,160.9	$3,589.4	$3,457.7
Net investment income	76.6	67.8	220.0	205.2
Net realized investment gains (losses):
Net realized gains from sales and other	14.7	4.3	25.7	31.0
Net other–than–temporary impairment losses on investments recognized in earnings	(1.3)	(0.1)	(4.5)	(26.0)
Total net realized investment gains	13.4	4.2	21.2	5.0
Fees and other income	8.3	8.3	21.6	22.9
Total revenues	1,325.2	1,241.2	3,852.2	3,690.8
Losses and expenses
Losses and loss adjustment expenses	878.0	692.0	2,369.5	2,121.3
Amortization of deferred acquisition costs	275.1	257.9	806.1	771.4
Interest expense	12.1	12.5	36.3	42.8
Net loss from repayment of debt	—	—	—	86.1
Other operating expenses	151.1	154.7	461.4	444.1
Total losses and expenses	1,316.3	1,117.1	3,673.3	3,465.7
Income before income taxes	8.9	124.1	178.9	225.1
Income tax expense (benefit):
Current	7.3	8.0	46.1	47.9
Deferred	(10.7)	27.8	(3.1)	8.9
Total income tax (benefit) expense	(3.4)	35.8	43.0	56.8
Income from continuing operations	12.3	88.3	135.9	168.3
Net (loss) gain from discontinued operations (net of tax benefit (expense) of $0.8 for the three and nine months ended September 30, 2017 and $(0.1) and $2.1 for the three and nine months ended September 30, 2016, respectively)	(1.2)	0.1	(1.2)	0.3
Net income	$11.1	$88.4	$134.7	$168.6
Earnings per common share:
Basic:
Income from continuing operations	$0.29	$2.07	$3.20	$3.93
Net gain from discontinued operations	(0.03)	—	(0.03)	0.01
Net income per share	$0.26	$2.07	$3.17	$3.94
Weighted average shares outstanding	42.4	42.7	42.5	42.8
Diluted:
Income from continuing operations	$0.28	$2.06	$3.17	$3.89
Net gain from discontinued operations	(0.02)	-	(0.03)	—
Net income per share	$0.26	$2.06	$3.14	$3.89
Weighted average shares outstanding	42.9	43.0	42.9	43.3

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2017	2016	2017	2016
Net income	$11.1	$88.4	$134.7	$168.6
Other comprehensive income (loss), net of tax:
Available-for-sale securities:
Net appreciation (depreciation) during the period	1.7	(3.6)	40.0	164.2
Change in other-than-temporary impairment losses recognized in other comprehensive income	2.0	1.6	2.5	7.3
Total available-for-sale securities	3.7	(2.0)	42.5	171.5
Pension and postretirement benefits:
Amortization recognized as net periodic benefit and postretirement cost	2.3	1.5	7.0	4.8
Cumulative foreign currency translation adjustment:
Amount recognized as cumulative foreign currency translation during the period	1.1	(1.9)	1.7	(3.2)
Total other comprehensive income (loss), net of tax	7.1	(2.4)	51.2	173.1
Comprehensive income	$18.2	$86.0	$185.9	$341.7

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
(In millions, except share data)	2017	2016
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $7,752.4 and $7,235.1)	$7,890.5	$7,331.3
Equity securities, at fair value (cost of $443.1 and $498.4)	566.5	584.4
Other investments	616.6	533.8
Total investments	9,073.6	8,449.5
Cash and cash equivalents	227.2	282.6
Accrued investment income	64.4	61.7
Premiums and accounts receivable, net	1,656.8	1,438.1
Reinsurance recoverable on paid and unpaid losses and unearned premiums	2,979.7	2,611.8
Deferred acquisition costs	562.5	517.5
Deferred income taxes	76.3	115.1
Goodwill	185.3	184.8
Other assets	486.0	479.8
Assets of discontinued operations	77.5	79.5
Total assets	$15,389.3	$14,220.4
Liabilities
Loss and loss adjustment expense reserves	$7,635.4	$6,949.4
Unearned premiums	2,862.9	2,561.0
Expenses and taxes payable	676.0	728.0
Reinsurance premiums payable	366.9	251.9
Debt	786.8	786.4
Liabilities of discontinued operations	89.3	86.2
Total liabilities	12,417.3	11,362.9
Commitments and contingencies
Shareholders’ Equity
Preferred stock, par value $0.01 per share; 20.0 million shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 300.0 million shares authorized; 60.5 million shares issued	0.6	0.6
Additional paid-in capital	1,856.4	1,846.7
Accumulated other comprehensive income	114.0	62.8
Retained earnings	1,946.5	1,875.6
Treasury stock at cost (18.1 million shares)	(945.5)	(928.2)
Total shareholders’ equity	2,972.0	2,857.5
Total liabilities and shareholders’ equity	$15,389.3	$14,220.4

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Nine Months Ended
	September 30,
(In millions)	2017	2016
Preferred Stock
Balance at beginning and end of period	$—	$—
Common Stock
Balance at beginning and end of period	0.6	0.6
Additional Paid-in Capital
Balance at beginning of period	1,846.7	1,833.5
Employee and director stock-based awards and other	9.7	5.4
Balance at end of period	1,856.4	1,838.9
Accumulated Other Comprehensive Income (Loss), net of tax
Net Unrealized Appreciation on Investments:
Balance at beginning of period	186.0	149.9
Net appreciation on available-for-sale securities	42.5	171.5
Balance at end of period	228.5	321.4
Defined Benefit Pension and Postretirement Plans:
Balance at beginning of period	(102.5)	(78.6)
Net amount recognized as net periodic benefit cost	7.0	4.8
Balance at end of period	(95.5)	(73.8)
Cumulative Foreign Currency Translation Adjustment:
Balance at beginning of period	(20.7)	(17.4)
Amount recognized as cumulative foreign currency translation during the period	1.7	(3.2)
Balance at end of period	(19.0)	(20.6)
Total accumulated other comprehensive income	114.0	227.0
Retained Earnings
Balance at beginning of period	1,875.6	1,803.5
Net income	134.7	168.6
Dividends to shareholders	(63.8)	(59.2)
Stock-based compensation	—	(2.5)
Balance at end of period	1,946.5	1,910.4
Treasury Stock
Balance at beginning of period	(928.2)	(847.1)
Shares purchased at cost	(37.2)	(105.2)
Net shares reissued at cost under employee stock-based compensation plans	19.9	21.1
Balance at end of period	(945.5)	(931.2)
Total shareholders’ equity	$2,972.0	$3,045.7

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
(In millions)	2017	2016
Cash Flows From Operating Activities
Net income	$134.7	$168.6
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(21.2)	(5.1)
Net amortization and depreciation	23.0	24.6
Stock-based compensation expense	11.5	8.5
Amortization of defined benefit plan costs	10.5	7.5
Gain on disposal of U.K. motor business	—	(1.3)
Net loss from repayment of debt	—	86.1
Deferred income tax expense	(3.1)	10.1
Change in deferred acquisition costs	(45.0)	(27.8)
Change in premiums receivable, net of reinsurance premiums payable	(96.5)	(84.7)
Change in loss, loss adjustment expense and unearned premium reserves	917.5	512.5
Change in reinsurance recoverable	(337.4)	(102.9)
Change in expenses and taxes payable	(53.9)	(29.3)
Other, net	(7.9)	(6.8)
Net cash provided by operating activities	532.2	560.0
Cash Flows From Investing Activities
Proceeds from disposals and maturities of fixed maturities	819.7	1,190.3
Proceeds from disposals of equity securities and other investments	138.2	226.1
Purchase of fixed maturities	(1,296.9)	(1,443.1)
Purchase of equity securities and other investments	(139.8)	(292.2)
Capital expenditures	(10.7)	(12.2)
Other investing activities	(9.7)	12.1
Net cash used in investing activities	(499.2)	(319.0)
Cash Flows From Financing Activities
Proceeds from exercise of employee stock options	19.2	14.8
Proceeds from debt borrowings, net	—	370.5
Change in cash collateral related to securities lending program	(7.3)	(9.6)
Dividends paid to shareholders	(63.8)	(59.2)
Repayment of debt	—	(461.3)
Repurchases of common stock	(37.2)	(105.2)
Other financing activities	(3.0)	(11.7)
Net cash used in financing activities	(92.1)	(261.7)
Effect of exchange rate changes on cash	3.7	(2.2)
Net change in cash and cash equivalents	(55.4)	(22.9)
Cash and cash equivalents, beginning of period	282.6	338.8
Cash and cash equivalents, end of period	$227.2	$315.9

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

In the opinion of the Company’s management, the accompanying interim consolidated financial statements reflect all adjustments, consisting of normal recurring items, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 22, 2017.

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

In August 2016, the FASB issued ASC Update No. 2016-15, (Topic 230) Classification of Certain Cash Receipts and Cash Payments. This ASC update provides specific guidance on the presentation of certain cash flow items where there is currently diversity in practice, including, but not limited to, debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and distributions received from equity method investees. The updated guidance is effective for interim and annual periods beginning after December 15, 2017, and should be applied retrospectively unless impracticable. Early adoption is permitted. The adoption of ASC Update No. 2016-15 is not expected to have a significant impact on the Company’s statement of cash flows.

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

3. Income Taxes

Income tax expense for the nine months ended September 30, 2017 and 2016 has been computed using estimated annual effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect current estimates of the annual effective tax rates.

For the nine months ended September 30, 2017, the tax provision was comprised of a $59.5 million U.S. federal income tax expense and a $16.5 million foreign income tax benefit. For the nine months ended September 30, 2016, the tax provision was comprised of a $28.9 million U.S. federal income tax expense and a $27.9 million foreign income tax expense.

Most of the Company’s non–U.S. income is subject to U.S. federal income tax, although a portion of its non–U.S. income is not subject to U.S. federal income tax until repatriated. Foreign taxes on this non–U.S. income are accrued at the local foreign tax rate, as opposed to the higher U.S. statutory rate, since these earnings currently are expected to be indefinitely reinvested overseas. This assumption could change as a result of a sale of the subsidiaries, the receipt of dividends from the subsidiaries, a change in management’s intentions, or as a result of various other events. The Company has not made a provision for U.S. taxes on $10.4 million and $18.7 million of non-U.S. income for the nine months ended September 30, 2017 and 2016, respectively. However, in the future, if such earnings were distributed to the Company, taxes of $51.0 million would be payable on the accumulated undistributed earnings and would be reflected in the tax provision for the year in which these earnings are no longer intended to be indefinitely reinvested overseas, assuming all foreign tax credits are realized.

The Company or its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions, as well as foreign jurisdictions. The Company and its subsidiaries are subject to U.S. federal and state income tax examinations by tax authorities for years after 2013 and foreign examinations for years after 2012.

4. Investments

A. Fixed maturities and equity securities

The amortized cost and fair value of available-for-sale fixed maturities and the cost and fair value of equity securities were as follows:

	September 30, 2017
	Amortized	Gross	Gross		OTTI
	Cost or	Unrealized	Unrealized		Unrealized
(in millions)	Cost	Gains	Losses	Fair Value	Losses
Fixed maturities:
U.S. Treasury and government agencies	$434.3	$4.1	$4.3	$434.1	$—
Foreign government	241.7	4.5	1.2	245.0	—
Municipal	1,061.1	36.9	4.8	1,093.2	—
Corporate	4,330.2	125.5	29.2	4,426.5	12.4
Residential mortgage-backed	1,032.8	9.7	9.4	1,033.1	—
Commercial mortgage-backed	592.0	8.8	2.6	598.2	—
Asset-backed	60.3	0.2	0.1	60.4	—
Total fixed maturities	$7,752.4	$189.7	$51.6	$7,890.5	$12.4
Equity securities	$443.1	$123.7	$0.3	$566.5	$—

	December 31, 2016
	Amortized	Gross	Gross		OTTI
	Cost or	Unrealized	Unrealized		Unrealized
(in millions)	Cost	Gains	Losses	Fair Value	Losses
Fixed maturities:
U.S. Treasury and government agencies	$342.5	$3.7	$5.1	$341.1	—
Foreign government	235.8	5.4	0.5	240.7	—
Municipal	1,065.8	38.8	9.2	1,095.4	—
Corporate	3,989.8	113.0	49.0	4,053.8	15.8
Residential mortgage-backed	978.2	9.6	13.6	974.2	0.4
Commercial mortgage-backed	550.6	7.8	4.1	554.3	—
Asset-backed	72.4	0.2	0.8	71.8	—
Total fixed maturities	$7,235.1	$178.5	$82.3	$7,331.3	16.2
Equity securities	$498.4	$86.7	$0.7	$584.4	—

Other-than-temporary impairments (“OTTI”) unrealized losses in the tables above represent OTTI recognized in accumulated other comprehensive income (“AOCI”). This amount excludes net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date of $18.2 million and $21.4 million as of September 30, 2017 and December 31, 2016, respectively.

In accordance with Lloyd’s operating guidelines, the Company deposits funds at Lloyd’s to support underwriting operations. These funds are available only to fund claim obligations. These assets consisted of approximately $596 million of fixed maturities and $5 million of cash and cash equivalents as of September 30, 2017. The Company also deposits funds with various state and governmental authorities in the U.S. For a discussion of the Company’s deposits with state and governmental authorities, see also Note 3 – “Investments” of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2016.

The amortized cost and fair value by maturity periods for fixed maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or the Company may have the right to put or sell the obligations back to the issuers.

	September 30, 2017
	Amortized	Fair
(in millions)	Cost	Value
Due in one year or less	$401.2	$404.8
Due after one year through five years	2,763.4	2,841.9
Due after five years through ten years	2,515.0	2,548.9
Due after ten years	387.7	403.2
	6,067.3	6,198.8
Mortgage-backed and asset-backed securities	1,685.1	1,691.7
Total fixed maturities	$7,752.4	$7,890.5

B. Securities in an unrealized loss position

The following tables provide information about the Company’s fixed maturities and equity securities that were in an unrealized loss position at September 30, 2017 and December 31, 2016 including the length of time the securities have been in an unrealized loss position:

	September 30, 2017
	12 months or less		Greater than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in millions)	Losses	Value	Losses	Value	Losses	Value
Fixed maturities:
Investment grade:
U.S. Treasury and government agencies	$3.1	$213.1	$1.2	$40.8	$4.3	$253.9
Foreign governments	1.1	112.0	0.1	7.3	1.2	119.3
Municipal	2.3	187.3	2.5	57.9	4.8	245.2
Corporate	10.1	792.5	10.2	229.9	20.3	1,022.4
Residential mortgage-backed	6.0	440.5	3.4	95.1	9.4	535.6
Commercial mortgage-backed	1.3	118.5	1.3	50.1	2.6	168.6
Asset-backed	0.1	32.5	—	—	0.1	32.5
Total investment grade	24.0	1,896.4	18.7	481.1	42.7	2,377.5
Below investment grade:
Corporate	1.3	33.7	7.6	52.4	8.9	86.1
Total fixed maturities	25.3	1,930.1	26.3	533.5	51.6	2,463.6
Equity securities	0.3	11.0	—	—	0.3	11.0
Total	$25.6	$1,941.1	$26.3	$533.5	$51.9	$2,474.6

	December 31, 2016
	12 months or less		Greater than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in millions)	Losses	Value	Losses	Value	Losses	Value
Fixed maturities:
Investment grade:
U.S. Treasury and government agencies	$5.1	$165.9	$—	$—	$5.1	$165.9
Foreign governments	0.5	55.0	—	1.8	0.5	56.8
Municipal	7.2	268.4	2.0	29.3	9.2	297.7
Corporate	30.6	1,081.0	5.0	64.2	35.6	1,145.2
Residential mortgage-backed	12.1	570.0	1.5	29.0	13.6	599.0
Commercial mortgage-backed	4.1	187.5	—	6.3	4.1	193.8
Asset-backed	0.6	29.1	0.2	3.5	0.8	32.6
Total investment grade	60.2	2,356.9	8.7	134.1	68.9	2,491.0
Below investment grade:
Corporate	1.2	45.9	12.2	81.8	13.4	127.7
Residential mortgage-backed	—	0.1	—	—	—	0.1
Total below investment grade	1.2	46.0	12.2	81.8	13.4	127.8
Total fixed maturities	61.4	2,402.9	20.9	215.9	82.3	2,618.8
Equity securities	0.7	16.3	—	—	0.7	16.3
Total	$62.1	$2,419.2	$20.9	$215.9	$83.0	$2,635.1

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

C. Proceeds from sales

The proceeds from sales of available-for-sale securities and gross realized gains and losses on those sales, were as follows:

	Three Months Ended September 30,
	2017			2016
	Proceeds from	Gross	Gross	Proceeds from	Gross	Gross
(in millions)	Sales	Gains	Losses	Sales	Gains	Losses
Fixed maturities	$92.6	$3.0	$0.5	$94.2	$3.6	$0.3
Equity securities	$68.2	$12.0	$0.2	$20.7	$-	$1.2

	Nine Months Ended September 30,
	2017			2016
	Proceeds from	Gross	Gross	Proceeds from	Gross	Gross
(in millions)	Sales	Gains	Losses	Sales	Gains	Losses
Fixed maturities	$322.7	$8.2	$1.9	$402.1	$9.5	$4.5
Equity securities	$114.5	$17.9	$0.3	$194.1	$26.4	$2.9

D. Other-than-temporary impairments

For the three months ended September 30, 2017, total OTTI was $1.6 million, consisting primarily of fixed maturities. Of this amount, $1.3 million was recognized in earnings and the remaining $0.3 million was recorded as unrealized losses in AOCI. For the nine months ended September 30, 2017, total OTTI was $5.0 million, consisting of equity securities, fixed maturities and other invested assets. Of this amount, $4.5 million was recognized in earnings and the remaining $0.5 million was recorded as unrealized losses in AOCI.

For the three months ended September 30, 2016, $0.1 million of OTTI on fixed maturities was transferred from unrealized losses in AOCI and recognized in earnings, with no impact on total OTTI. For the nine months ended September 30, 2016, total OTTI was $19.2 million, consisting primarily of fixed maturities and, to a lesser extent, equity securities. Of this amount, $26.0 million was recognized in earnings, including $6.8 million which was transferred from unrealized losses in AOCI.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Credit losses at beginning of period	$9.6	$11.7	$10.0	$18.0
Credit losses on securities for which an OTTI was not previously recognized	0.2	—	0.4	5.2
Additional credit losses on securities for which an OTTI was previously recognized	—	0.1	0.1	2.2
Reductions for securities sold, matured or called	(1.9)	(2.3)	(2.6)	(3.9)
Reductions for securities reclassified as intend to sell	(0.4)	—	(0.4)	(12.0)
Credit losses at end of period	$7.5	$9.5	$7.5	$9.5

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

Other Investments

Other investments primarily include mortgage participations, cost basis limited partnerships, and overseas trust funds required in connection with the Company’s Lloyd’s business. Fair values of mortgage participations are estimated by discounting the contractual cash flows using the rates at which similar loans would be made to borrowers with comparable credit ratings and are reported as Level 3.  The fair values of cost basis limited partnerships are based on the net asset value provided by the general partner adjusted for recent financial information and are excluded from the fair value hierarchy.  Fair values of overseas trust funds are provided by the investment manager based on quoted prices for similar instruments in active markets and are reported as Level 2.

Debt

The fair value of debt is estimated based on quoted market prices for identical or similar issuances. If a quoted market price is not available, fair values are estimated using discounted cash flows that are based on current interest rates and yield curves for debt issuances with maturities and credit risks consistent with the debt being valued. Debt is reported as Level 2.

The estimated fair value of the financial instruments were as follows:

	September 30, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
(in millions)	Value	Value	Value	Value
Financial Assets
Cash and cash equivalents	$227.2	$227.2	$282.6	$282.6
Fixed maturities	7,890.5	7,890.5	7,331.3	7,331.3
Equity securities	566.5	566.5	584.4	584.4
Other investments	577.1	586.0	497.8	497.6
Total financial assets	$9,261.3	$9,270.2	$8,696.1	$8,695.9
Financial Liabilities
Debt	$786.8	$873.3	$786.4	$841.9

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

The following tables provide, for each hierarchy level, the Company’s assets that were measured at fair value on a recurring basis.

	September 30, 2017
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$434.1	$198.4	$235.7	$—
Foreign government	245.0	44.7	200.3	—
Municipal	1,093.2	—	1,065.1	28.1
Corporate	4,426.5	—	4,425.6	0.9
Residential mortgage-backed, U.S. agency backed	1,000.2	—	1,000.2	—
Residential mortgage-backed, non-agency	32.9	—	32.9	—
Commercial mortgage-backed	598.2	—	583.8	14.4
Asset-backed	60.4	—	60.4	—
Total fixed maturities	7,890.5	243.1	7,604.0	43.4
Equity securities	558.1	557.0	—	1.1
Other investments	118.5	—	114.4	4.1
Total investment assets at fair value	$8,567.1	$800.1	$7,718.4	$48.6

	December 31, 2016
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$341.1	$209.5	$131.6	$—
Foreign government	240.7	47.3	193.4	—
Municipal	1,095.4	—	1,064.4	31.0
Corporate	4,053.8	—	4,049.6	4.2
Residential mortgage-backed, U.S. agency backed	924.4	—	924.4	—
Residential mortgage-backed, non-agency	49.8	—	49.8	—
Commercial mortgage-backed	554.3	—	539.3	15.0
Asset-backed	71.8	—	71.8	—
Total fixed maturities	7,331.3	256.8	7,024.3	50.2
Equity securities	574.6	573.1	—	1.5
Other investments	106.3	—	102.2	4.1
Total investment assets at fair value	$8,012.2	$829.9	$7,126.5	$55.8

The following tables provide, for each hierarchy level, the Company’s estimated fair values of financial instruments that were not carried at fair value:

	September 30, 2017
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$227.2	$227.2	$—	$—
Equity securities	8.4	—	8.4	—
Other investments	334.4	—	—	334.4
Liabilities:
Debt	$873.3	$—	$873.3	$—

	December 31, 2016
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$282.6	$282.6	$—	$—
Equity securities	9.8	—	9.8	—
Other investments	297.2	—	—	297.2
Liabilities:
Debt	$841.9	$—	$841.9	$—

Investments measured at fair value using net asset value based on an ownership interest in partners’ capital have not been included in the table above. The fair values of these investments were $133.1 million and $94.1 million as of September 30, 2017 and December 31, 2016, respectively, which are approximately 1% of total investment assets.

The tables below provide a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fixed Maturities
(in millions)	Municipal	Corporate	Commercial mortgage- backed	Asset- backed	Total	Equity and Other	Total Assets
Three Months Ended
September 30, 2017
Balance July 1, 2017	$30.1	$1.0	$14.6	$—	$45.7	$5.6	$51.3
Transfers out of Level 3	(1.9)	—	—	—	(1.9)	(0.4)	(2.3)
Total gains:
Included in other comprehensive income-net appreciation on available-for-sale securities	0.2	—	—	—	0.2	—	0.2
Sales	(0.3)	(0.1)	(0.2)	—	(0.6)	—	(0.6)
Balance September 30, 2017	$28.1	$0.9	$14.4	$—	$43.4	$5.2	$48.6
Three Months Ended
September 30, 2016
Balance July 1, 2016	$34.4	$4.4	$16.7	$0.4	$55.9	$4.9	$60.8
Transfers out of Level 3	(1.2)	—	—	—	(1.2)	—	(1.2)
Total (losses) gains:
Included in other comprehensive income-net (depreciation) appreciation on available-for-sale securities	(0.1)	(0.1)	(0.1)	—	(0.3)	0.1	(0.2)
Sales	(0.8)	—	(0.4)	(0.4)	(1.6)	—	(1.6)
Balance September 30, 2016	$32.3	$4.3	$16.2	$—	$52.8	$5.0	$57.8

	Fixed Maturities
(in millions)	Municipal	Corporate	Commercial mortgage- backed	Asset- backed	Total	Equity and Other	Total Assets
Nine Months Ended
September 30, 2017
Balance January 1, 2017	$31.0	$4.2	$15.0	$—	$50.2	$5.6	$55.8
Transfers out of Level 3	(1.9)	—	—	—	(1.9)	(0.4)	(2.3)
Total gains (losses):
Included in total net realized investment gains	—	0.3	—	—	0.3	—	0.3
Included in other comprehensive income-net appreciation (depreciation) on available-for-sale securities	0.6	(0.2)	0.1	—	0.5	—	0.5
Sales	(1.6)	(3.4)	(0.7)	—	(5.7)	—	(5.7)
Balance September 30, 2017	$28.1	$0.9	$14.4	$—	$43.4	$5.2	$48.6

Nine Months Ended
September 30, 2016
Balance January 1, 2016	$34.4	$3.7	$17.0	$0.5	$55.6	$4.9	$60.5
Transfers out of Level 3	(1.2)	—	—	—	(1.2)	—	(1.2)
Total gains (losses):
Included in total net realized investment gains	0.1	(0.2)	—	—	(0.1)	—	(0.1)
Included in other comprehensive income-net appreciation on available-for-sale securities	1.5	0.6	0.6	—	2.7	0.1	2.8
Purchases and sales:
Purchases	—	0.3	—	—	0.3	—	0.3
Sales	(2.5)	(0.1)	(1.4)	(0.5)	(4.5)	—	(4.5)
Balance September 30, 2016	$32.3	$4.3	$16.2	$—	$52.8	$5.0	$57.8

During the three and nine months ended September 30, 2017 and 2016, fixed maturities transferred from Level 3 to Level 2 primarily as a result of assessing the significance of unobservable inputs on the fair value measurement. During the three and nine months ended September 30, 2017, equity securities transferred from Level 3 to Level 1 upon the availability of pricing from the third party pricing service. There were no transfers between Level 1 and Level 2 in 2017 or 2016.

The following table provides quantitative information about the significant unobservable inputs used by the Company in the fair value measurements of Level 3 assets. Where discounted cash flows were used in the valuation of fixed maturities, the internally-developed discount rate was adjusted by the significant unobservable inputs shown in the table. Valuations of  $0.6 million at December 31, 2016,  for securities based on broker quotes for which there was a lack of transparency as to inputs used to develop the valuations, have been excluded.

			September 30, 2017		December 31, 2016
	Valuation	Significant	Fair	Range	Fair	Range
(in millions)	Technique	Unobservable Inputs	Value	(Wtd Average)	Value	(Wtd Average)
Fixed maturities:
Municipal	Discounted	Discount for:	$28.1		$31.0
	cash flow	Small issue size Credit stress Above-market coupon		0.7 -6.8% (3.4%) 0.9 - 1.5% (1.2%) 0.3 - 0.5% (0.4%)		0.7 - 6.8% (3.3%) 0.9 - 1.5% (1.2%) 0.3 - 0.5% (0.4%)
Corporate	Discounted	Discount for:	0.9		4.0
	cash flow	Small issue size Credit stress Above-market coupon		2.5% (2.5%) — 0.3% (0.3%)		2.0 - 2.5% (2.1%) 1.0% (1.0%) 0.3 - 0.8% (0.6%)
Commercial mortgage-backed	Discounted	Discount for:	14.4		15.0
	cash flow	Small issue size Above-market coupon Lease structure		1.9 - 3.1% (2.6%) 0.5% (0.5%) 0.3% (0.3%)		1.9 - 3.1% (2.6%) 0.5% (0.5%) 0.3% (0.3%)
Equity securities	Market	Net tangible asset	1.1		1.1
	comparables	market multiples		1.0X (1.0X)		1.0X (1.0X)
Other	Discounted	Discount rate	4.1	18.0% (18.0%)	4.1	18.0% (18.0%)
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

6. Pension and Other Postretirement Benefit Plans

The components of net periodic pension cost for defined benefit pension and other postretirement benefit plans included in the Company’s results of operations are as follows:

	Three Months Ended September 30,
	2017	2016	2017	2016
(in millions)	Pension Plans		Postretirement Plans
Service cost - benefits earned during the period	$—	$0.2	$—	$—
Interest cost	6.4	7.4	0.1	0.2
Expected return on plan assets	(6.8)	(7.4)	—	—
Recognized net actuarial loss	3.8	2.8	—	—
Amortization of prior service cost	—	—	(0.3)	(0.3)
Net periodic pension cost (benefit)	$3.4	$3.0	$(0.2)	$(0.1)

	Nine Months Ended September 30,
	2017	2016	2017	2016
(in millions)	Pension Plans		Postretirement Plans
Service cost - benefits earned during the period	$—	$0.6	$—	$—
Interest cost	19.3	22.2	0.3	0.4
Expected return on plan assets	(20.4)	(22.4)	—	—
Recognized net actuarial loss	11.4	8.4	0.1	0.1
Amortization of prior service cost	—	—	(1.0)	(1.0)
Net periodic pension cost (benefit)	$10.3	$8.8	$(0.6)	$(0.5)

7. Other Comprehensive Income

The following tables provide changes in other comprehensive income.

	Three Months Ended September 30,
	2017			2016
		Tax			Tax
		Benefit	Net of		Benefit	Net of
(in millions)	Pre-Tax	(Expense)	Tax	Pre-Tax	(Expense)	Tax
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains arising during period	$23.1	$(8.0)	$15.1	$8.1	$(2.9)	$5.2
Amount of realized gains from sales and other	(15.2)	3.0	(12.2)	(3.4)	(3.9)	(7.3)
Portion of other-than-temporary impairment losses recognized in earnings	1.3	(0.5)	0.8	0.1	-	0.1
Net unrealized gains (losses)	9.2	(5.5)	3.7	4.8	(6.8)	(2.0)
Pension and postretirement benefits:
Amortization of net actuarial loss and prior service cost recognized as net periodic benefit cost	3.5	(1.2)	2.3	2.5	(1.0)	1.5
Cumulative foreign currency translation adjustment:
Foreign currency translation recognized during the period	1.7	(0.6)	1.1	(2.9)	1.0	(1.9)
Other comprehensive income (loss)	$14.4	$(7.3)	$7.1	$4.4	$(6.8)	$(2.4)

	Nine Months Ended September 30,
	2017			2016
		Tax			Tax
		Benefit	Net of		Benefit	Net of
(in millions)	Pre-Tax	(Expense)	Tax	Pre-Tax	(Expense)	Tax
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains arising during period	$102.1	$(35.8)	$66.3	$290.1	$(101.5)	$188.6
Amount of realized gains from sales and other	(26.5)	0.6	(25.9)	(30.7)	(3.3)	(34.0)
Portion of other-than-temporary impairment losses recognized in earnings	3.3	(1.2)	2.1	26.0	(9.1)	16.9
Net unrealized gains	78.9	(36.4)	42.5	285.4	(113.9)	171.5
Pension and postretirement benefits:
Amortization of net actuarial loss and prior service cost recognized as net periodic benefit cost	10.5	(3.5)	7.0	7.5	(2.7)	4.8
Cumulative foreign currency translation adjustment:
Foreign currency translation recognized during the period	2.6	(0.9)	1.7	(4.9)	1.7	(3.2)
Other comprehensive income	$92.0	$(40.8)	$51.2	$288.0	$(114.9)	$173.1

Reclassifications out of accumulated other comprehensive income were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
	Amount Reclassified from
Details about Accumulated Other	Accumulated Other				Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income				Where Net Income is Presented
Unrealized gains on available-for-sale
securities	$15.2	$3.4	$26.5	$30.7	Net realized gains from sales and other
					Net other-than-temporary impairment
	(1.3)	(0.1)	(3.3)	(26.0)	losses on investments recognized in earnings
	13.9	3.3	23.2	4.7	Total before tax
	(2.5)	3.9	0.6	12.4	Tax (expense) benefit
	11.4	7.2	23.8	17.1	Net of tax
Amortization of defined benefit					Loss adjustment expenses and other
pension and postretirement plans	(3.5)	(2.5)	(10.5)	(7.5)	operating expenses
	1.2	1.0	3.5	2.7	Tax benefit
	(2.3)	(1.5)	(7.0)	(4.8)	Net of tax
Total reclassifications for the period	$9.1	$5.7	$16.8	$12.3	Benefit to income, net of tax

The amount reclassified from accumulated other comprehensive income for the pension and postretirement benefits was allocated approximately 40% to loss adjustment expenses and 60% to other operating expenses for the three and nine months ended September 30, 2017 and 2016.

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

Summarized below is financial information with respect to the Company’s business segments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Operating revenues:
Commercial Lines	$648.2	$628.4	$1,913.2	$1,857.2
Personal Lines	421.0	391.5	1,234.3	1,154.8
Chaucer	238.6	215.0	674.5	667.9
Other	4.0	2.1	9.0	5.9
Total	1,311.8	1,237.0	3,831.0	3,685.8
Net realized investment gains	13.4	4.2	21.2	5.0
Total revenues	$1,325.2	$1,241.2	$3,852.2	$3,690.8
Operating income (loss) before interest expense and income taxes:
Commercial Lines:
Underwriting (loss) income	$(13.7)	$3.6	$(14.1)	$12.4
Net investment income	42.1	39.0	123.7	117.5
Other expense	(0.2)	(0.1)	(0.8)	(0.7)
Commercial Lines operating income	28.2	42.5	108.8	129.2
Personal Lines:
Underwriting income	40.8	23.3	61.9	81.2
Net investment income	17.8	17.1	52.3	51.6
Other income	1.1	1.3	3.3	3.4
Personal Lines operating income	59.7	41.7	117.5	136.2
Chaucer:
Underwriting (loss) income	(87.7)	37.8	(55.9)	53.8
Net investment income	13.4	10.3	37.1	32.3
Other income (expense)	0.5	0.3	(0.4)	1.5
Chaucer operating (loss) income	(73.8)	48.4	(19.2)	87.6
Other:
Underwriting loss	(1.0)	(0.8)	(2.8)	(2.1)
Net investment income	3.3	1.4	6.9	3.8
Other expense	(3.3)	(3.4)	(10.1)	(9.8)
Other operating loss	(1.0)	(2.8)	(6.0)	(8.1)
Operating income before interest expense and income taxes	13.1	129.8	201.1	344.9
Interest on debt	(12.1)	(12.5)	(36.3)	(42.8)
Operating income before income taxes	1.0	117.3	164.8	302.1
Non-operating income items:
Net realized investment gains	13.4	4.2	21.2	5.0
Net loss from repayment of debt	—	—	—	(86.1)
Other non-operating items	(5.5)	2.6	(7.1)	4.1
Income before income taxes	$8.9	$124.1	$178.9	$225.1

The Company recognized approximately $7 million in net foreign currency transaction losses in the Statements of Income during the three months ended September 30, 2016. The Company recognized approximately $4 million and $28 million in net foreign currency transaction losses in the Statements of Income during the nine months ended September 30, 2017 and 2016, respectively.

The following table provides identifiable assets for the Company’s business segments and discontinued operations:

	September 30, 2017	December 31, 2016
(in millions)	Identifiable Assets
U.S. Companies	$10,737.7	$10,225.4
Chaucer	4,574.1	3,915.5
Discontinued operations	77.5	79.5
Total	$15,389.3	$14,220.4

The Company reviews the assets of its U.S. Companies collectively and does not allocate them between the Commercial Lines, Personal Lines and Other segments.

9. Stock-based Compensation

As of September 30, 2017, there were 4,267,859 shares, 2,397,260 shares and 689,062 shares available for grant under The Hanover Insurance Group 2014 Long-Term Incentive Plan, The Hanover Insurance Group 2014 Employee Stock Purchase Plan and the Chaucer Share Incentive Plan, respectively.

Compensation cost for the Company’s stock-based awards and the related tax benefits were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Stock-based compensation expense	$4.2	$3.0	$11.5	$8.5
Tax benefit	(1.5)	(1.1)	(4.0)	(3.0)
Stock-based compensation expense, net of taxes	$2.7	$1.9	$7.5	$5.5

Stock Options

Information on the Company’s stock option activity for the nine months ended September 30, 2017 and 2016 is summarized below.

	Nine Months Ended September 30,
	2017		2016
(in whole shares and dollars)	Shares (1)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	1,396,152	$68.63	1,619,948	$56.57
Granted	460,610	90.85	524,940	82.74
Exercised	(327,205)	57.29	(564,389)	48.80
Forfeited or cancelled	(28,042)	79.40	(207,203)	68.23
Outstanding, end of period	1,501,515	77.72	1,373,296	68.01
(1)	Included in outstanding shares at the end of the period were 298,899 shares that are not expected to vest due to the announcement of the pending resignation of the Company’s CEO.

Restricted Stock Units

The following tables summarize activity information about employee restricted stock units:

	Nine Months Ended September 30,
	2017		2016
(in whole shares and dollars)	Shares (2)	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Time-based restricted stock units:
Outstanding, beginning of period	269,063	$73.91	301,897	$54.54
Granted	128,850	90.53	143,107	83.43
Vested	(70,590)	59.29	(136,398)	42.49
Forfeited	(26,615)	84.59	(27,411)	68.07
Outstanding, end of period	300,708	83.52	281,195	73.77
Performance-based and market-based restricted stock units:
Outstanding, beginning of period	115,057	$78.82	196,142	$47.89
Granted	60,101	79.48	118,736	73.14
Vested	(17,642)	58.16	(144,141)	41.11
Forfeited	(2,180)	95.36	(63,740)	64.13
Outstanding, end of period	155,336	81.19	106,997	75.38
(2)

Included in outstanding performance-based and market-based restricted stock units at the end of the period were 52,750 stock units that are not expected to vest due to the announcement of the pending resignation of the Company’s CEO.

In the first nine months of 2017 and 2016, the Company granted market-based awards totaling 56,571 and 79,153, respectively, to certain members of senior management, which are included in the table above as performance and market-based restricted stock activity. The vesting of these stock units is based on the relative total shareholder return (“TSR”) of the Company. This metric is generally based on relative TSR for a three-year period as compared to a pre-selected group of property and casualty companies. The fair value of market-based awards was estimated at the date of grant using a valuation model. These units have the potential to range from 0% to 150% of the shares disclosed. Included in the amount granted above in 2017 and 2016 are 5,881 shares and 30,453 shares, respectively, related to market-based awards that achieved a payout in excess of 100%. These awards vested in the first nine months of 2017 and 2016, respectively.

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

10. Earnings Per Share and Shareholders’ Equity Transactions

The following table provides weighted average share information used in the calculation of the Company’s basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2017	2016	2017	2016
Basic shares used in the calculation of earnings per share	42.4	42.7	42.5	42.8
Dilutive effect of securities:
Employee stock options	0.3	0.2	0.2	0.3
Non-vested stock grants	0.2	0.1	0.2	0.2
Diluted shares used in the calculation of earnings per share	42.9	43.0	42.9	43.3
Per share effect of dilutive securities on income from continuing operations	$(0.01)	$(0.01)	$(0.03)	$(0.04)
Per share effect of dilutive securities on net income	$—	$(0.01)	$(0.03)	$(0.05)

Diluted earnings per share for the three months ended September 30, 2017 and 2016 exclude 0.5 million and 0.6 million, respectively, of common shares issuable under the Company’s stock compensation plans because their effect would be antidilutive. Diluted earnings per share for the nine months ended September 30, 2017 and 2016 exclude 0.5 million of common shares issuable under the Company’s stock compensation plans because their effect would be antidilutive.

The Company’s Board of Directors has authorized aggregate repurchases of the Company’s common stock of up to $900 million. Under the repurchase authorizations, the Company may repurchase, from time to time, common shares in amounts, at prices and at such times as the Company deems appropriate, subject to market conditions and other considerations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. The Company is not required to purchase any specific number of shares or to make purchases by any certain date under this program. During the first nine months of 2017, the Company purchased approximately 0.4 million shares of the Company’s common stock at a cost of $37.2 million.

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

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses.

	Nine Months Ended
	September 30,
(in millions)	2017	2016
Gross loss and LAE reserves, beginning of period	$6,949.4	$6,574.4
Reinsurance recoverable on unpaid losses	2,274.8	2,280.8
Net loss and LAE reserves, beginning of period	4,674.6	4,293.6
Net incurred losses and LAE in respect of losses occurring in:
Current year	2,414.1	2,145.1
Prior years	(44.6)	(23.8)
Total incurred losses and LAE	2,369.5	2,121.3
Net payments of losses and LAE in respect of losses occurring in:
Current year	851.2	775.1
Prior years	1,131.5	1,088.3
Total payments	1,982.7	1,863.4
Effect of foreign exchange rate changes	40.3	(52.6)
Net reserve for losses and LAE, end of period	5,101.7	4,498.9
Reinsurance recoverable on unpaid losses	2,533.7	2,303.4
Gross reserve for losses and LAE, end of period	$7,635.4	$6,802.3

As a result of continuing trends in the Company’s business, reserves including catastrophes have been re-estimated for all prior accident years and were decreased by $44.6 million in 2017 in comparison to $23.8 million in 2016.

2017

For the nine months ended September 30, 2017, net favorable loss and LAE development was $44.6 million, primarily as a result of net favorable development of $44.3 million for Chaucer.

Chaucer’s favorable development during the nine months ended September 30, 2017 was primarily the result of lower loss estimates in the energy line of $23.0 million, primarily in the 2011 through 2016 accident years, in the political line of $10.8 million, primarily in the 2014 through 2016 accident years, and to a lesser extent in the treaty business.

2016

For the nine months ended September 30, 2016, net favorable loss and LAE development was $23.8 million, primarily as a result of net favorable development of $89.9 million for Chaucer, partially offset by unfavorable development of $61.8 million for Commercial Lines.

Chaucer’s favorable development during the nine months ended September 30, 2016 was primarily the result of lower than expected losses in the treaty business of $28.4 million, primarily in the 2014 through 2015 accident years, in the casualty line of $17.6 million, primarily in the 2014 and prior accident years, in the energy line of $16.8 million, primarily in the 2014 through 2015 accident years, in the political line of $15.8 million, primarily in the 2014 through 2015 accident years, and in the property line of $10.1 million, primarily in the 2013 through 2015 accident years. Partially offsetting Chaucer’s favorable development was the unfavorable impact of foreign exchange rate movements on prior years’ loss reserves.

The net unfavorable Commercial Lines development primarily resulted from higher than expected losses in other commercial lines of $37.3 million, which includes the AIX program business. This was primarily driven by AIX programs and business classes which have since been terminated or substantially revised in the 2013 and prior accident years and by general liability coverages in the 2013 through 2014 accident years. The Company also experienced higher than expected losses within the commercial multiple peril line of $30.1 million in the 2012 through 2014 accident years. Partially offsetting the unfavorable development was lower than expected losses within the workers’ compensation line of $14.7 million, primarily related to the 2013 through 2015 accident years.

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

At this time, the Company is unable to provide a reasonable estimate of the potential range of ultimate liability if the outcome of the suit is unfavorable. The statute of limitations applicable to the sub-class consisting of all persons who received lump sum distributions between March 1, 1997 and March 12, 2002 has not yet been determined, and the extent of potential liability, if any, will depend on this determination. In addition, assuming for these purposes that the plaintiffs prevail with respect to claims that benefits accrued or payable under the Plan were understated, then there are numerous possible theories and other variables upon which any revised calculation of benefits as requested under plaintiffs’ claims could be based. Any adverse judgment in this case against the Plan would be expected to create a liability for the Plan, with resulting effects on the Plan’s assets available to pay benefits. The Company’s future required funding of the Plan could also be impacted by such a liability.

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

Results of operations include the accounts of The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America (“Citizens”), our principal U.S.-domiciled property and casualty companies; Chaucer Holdings Limited (“Chaucer”), our United Kingdom (“U.K.”) domiciled specialist insurance underwriting group which operates through the Society and Corporation of Lloyd’s (“Lloyd’s”); and certain other insurance and non-insurance subsidiaries. Results of operations include our discontinued operations, consisting primarily of our former life insurance and accident and health businesses.

Executive Overview

Business operations consist of four operating segments: Commercial Lines, Personal Lines, Chaucer and Other.

Net income was $134.7 million during the nine months ended September 30, 2017, compared to $168.6 million for the nine months ended September 30, 2016, a decrease of $33.9 million. Net income during the nine months ended September 30, 2017 reflected increased catastrophe losses as compared to 2016 (See operating income discussion below for further details). Net income during the nine months ended September 30, 2016 was adversely affected by prepayment charges of $56.0 million, net of tax, which we paid in connection with the repayment of $380.0 million in higher coupon debt following our issuance of $375 million 4.50% senior notes.

Operating income before interest expense and income taxes was $201.1 million for the nine months ended September 30, 2017, compared to $344.9 million in the same period in 2016, a decrease of $143.8 million. This decrease in operating income before interest expense and income taxes is primarily due to higher catastrophe losses, partially offset by lower current accident year losses, and higher net favorable development on prior years’ loss and loss adjustment expense (“LAE”) reserves (“prior years’ loss reserves”). Pre-tax catastrophe losses were $335.7 million for the nine months ended September 30, 2017, compared to $109.1 million during the same period of 2016. This $226.6 million increase in catastrophe losses is primarily due to hurricanes Harvey, Irma and Maria that occurred in the third quarter of 2017. Net favorable development on prior years’ loss reserves was $29.5 million for the nine months ended September 30, 2017, compared to $3.1 million during the same period of 2016.

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

On October 10, 2017, we announced that our president and chief executive officer, Joseph M. Zubretsky, had accepted a position outside of the property and casualty industry and was resigning from his position and as a director of THG, effective November 3, 2017. At that time, we also named John C. Roche president and chief executive officer, effective November 4, 2017. On October 31, 2017, Mr. Roche was appointed a member of the Board of Directors, also effective November 4, 2017. Mr. Roche joined THG in 2006.

Commercial Lines

We believe our approach to the small commercial market, distinctiveness in the middle market, and continued development of specialty lines provides us with a diversified portfolio of products and delivers significant value to agents and policyholders. Small commercial, middle market and specialty lines are all expected to contribute to premium growth in Commercial Lines over the next several years as we continue to pursue our core strategy of developing strong partnerships with agents, enhanced franchise value through limited distribution, distinctive products and coverages, and continued investment in industry segmentation.

We believe these efforts have driven, and will continue to drive, improvement in our overall mix of business and our underwriting profitability. Commercial Lines net premiums written grew by 3.6% in the first nine months of 2017, driven by both our core commercial and specialty businesses. This was due to rate and exposure increases, strong retention and targeted new business expansion, collectively generating growth of 4.5%, partially offset by the impact of higher reinsurance reinstatement premiums driven by large property loss activity.

Underwriting results declined in the first nine months of 2017, as compared to the same period in 2016, due to higher catastrophe losses, partially offset by a favorable change in prior years’ loss reserve development. Catastrophe losses in the first nine months of 2017 were $141.1 million, an increase of $78.6 million compared to the same period of 2016. This increase is primarily due to hurricanes Harvey and Irma that occurred in the third quarter of 2017 and two large midwest wind and hail events that occurred in the first two quarters of 2017. Development on prior years’ loss reserves for the nine months ended September 30, 2017 was de minimis, compared to unfavorable development of $61.5 million for the nine months ended September 30, 2016. The competitive nature of the Commercial Lines market requires us to be highly disciplined in our underwriting process to ensure that we write business at acceptable margins, and we continue to seek rate increases across our lines of business.

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

Net premiums written grew by 8.0% in the first nine months of 2017, primarily due to increased rates in both the homeowners and personal automobile lines, as well as new business growth and improved retention. Underwriting results declined in the first nine months of 2017, as compared to the same period in 2016, primarily due to higher catastrophe losses, partially offset by growth in earned premiums and lower non-catastrophe losses. We continue to seek rate increases to meet or exceed underlying loss cost trends, subject to regulatory and competitive considerations.

Chaucer

Chaucer deploys specialist underwriters in over 30 major insurance and reinsurance classes, including marine, aviation and political, casualty, energy and property coverages, written on a direct, facultative and treaty basis. We obtain business through Lloyd’s, the leading international insurance and reinsurance market, which provides us with access to specialist business in over 200 countries and territories worldwide through its international licenses, brand reputation and strong security rating. Our underwriting strength, diverse portfolio and Lloyd’s membership underpin our ability to actively manage the scale, composition and profitable development of this business. In addition, following the authorization of Chaucer Insurance Company DAC in Ireland, it is expected that Chaucer will begin to write business through the company market in the near-term, offering clients greater platform choice and flexibility and supporting Chaucer’s international development.

Underwriting results declined in the first nine months of 2017, as compared to the same period in 2016, primarily due to higher catastrophe losses. Catastrophe losses in the first nine months of 2017 were $125.9 million, an increase of $114.6 million compared to the same period of 2016. This increase is primarily due to hurricanes Harvey, Irma and Maria and two earthquakes in Mexico, all of which occurred in the third quarter of 2017. Chaucer’s net written premiums increased by 1.7% during the first nine months of 2017, as compared to the same period in 2016. Excluding the impact of a first quarter 2016 reinsurance to close (“RITC”) transaction, which increased 2016 premiums and loss and LAE reserves by $17.7 million, net premiums written increased 4.6% due to new business growth initiatives, partially offset by a planned increase in ceded reinsurance premiums and a $13.4 million impact of foreign exchange fluctuations.

Chaucer continued to experience significant competitive pressure on rates during the nine months ended September 30, 2017. In response to these challenging market conditions, we continued to actively manage Chaucer’s underwriting portfolio. As catastrophe losses have affected industry performance, market rates may strengthen.

Description of Operating Segments

Primary business operations include insurance products and services currently provided through four operating segments. Our domestic operating segments are Commercial Lines, Personal Lines, and Other. Our international operating segment is Chaucer. Commercial Lines includes commercial multiple peril, commercial automobile, workers’ compensation and other commercial coverages, such as inland marine, specialty program business, management and professional liability, surety and specialty property. Personal Lines includes personal automobile, homeowners and other personal coverages. Chaucer underwriting divisions include marine, aviation and political, casualty (which includes international liability, specialist coverages, and run-off syndicate participations), energy, property and assumed reinsurance treaty business (“treaty”). Prior to January 1, 2017, treaty was reflected in the casualty, property, and marine, aviation and political lines. Included in the “Other” segment are Opus Investment Management, Inc., which markets investment management services to institutions, pension funds and other organizations; earnings on holding company assets; holding company and other expenses, including certain costs associated with retirement benefits due to our former life insurance employees and agents; and, a discontinued voluntary pools business. We present the separate financial information of each segment consistent with the manner in which our chief operating decision maker evaluates results in deciding how to allocate resources and in assessing performance.

We report interest expense on debt separately from the earnings of our operating segments. This consists of interest on our senior debentures, subordinated debentures, collateralized borrowings with the Federal Home Loan Bank of Boston (“FHLBB”), and letter of credit facility.

Results of Operations – Consolidated

Consolidated net income for the three months ended September 30, 2017 was $11.1 million, compared to $88.4 million for the three months ended September 30, 2016, a decrease of $77.3 million. Operating income for the three months ended September 30, 2017 was $4.7 million, compared to $78.6 million for the three months ended September 30, 2016. The $73.9 million decrease in operating income is primarily due to higher catastrophe losses, principally in our Chaucer segment, and to a lesser extent, our Commercial Lines segment. These losses were partially offset by improved non-catastrophe results in our domestic segments.

Consolidated net income for the nine months ended September 30, 2017 was $134.7 million, compared to $168.6 million for the nine months ended September 30, 2016, a decrease of $33.9 million. Operating income for the nine months ended September 30, 2017 was $117.8 million, compared to $204.1 million for the nine months ended September 30, 2016, a decrease of $86.3 million. This decrease is primarily due to higher catastrophe losses, partially offset by lower current accident year losses and from higher net favorable development. The year over year comparison of consolidated net income was also affected by a loss from the repayment of debt of $56.0 million, net of tax, recognized during the nine months ended September 30, 2016, that did not recur in 2017.

The following table reflects operating income before interest expense and income taxes for each operating segment and a reconciliation to consolidated net income from operating income before interest expense and income taxes (a non-GAAP measure).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Operating income (loss) before interest expense and income taxes:
Commercial Lines	$28.2	$42.5	$108.8	$129.2
Personal Lines	59.7	41.7	117.5	136.2
Chaucer	(73.8)	48.4	(19.2)	87.6
Other	(1.0)	(2.8)	(6.0)	(8.1)
Operating income before interest expense and income taxes	13.1	129.8	201.1	344.9
Interest expense on debt	(12.1)	(12.5)	(36.3)	(42.8)
Operating income before income taxes	1.0	117.3	164.8	302.1
Income tax benefit (expense) on operating income	3.7	(38.7)	(47.0)	(98.0)
Operating income	4.7	78.6	117.8	204.1
Non-operating items:
Net realized investment gains	13.4	4.2	21.2	5.0
Net loss from repayment of debt	—	—	—	(86.1)
Other	(5.5)	2.6	(7.1)	4.1
Income tax (expense) benefit on non-operating items	(0.3)	2.9	4.0	41.2
Income from continuing operations, net of taxes	12.3	88.3	135.9	168.3
Net (loss) gain from discontinued operations, net of taxes	(1.2)	0.1	(1.2)	0.3
Net income	$11.1	$88.4	$134.7	$168.6

Non-GAAP Financial Measures

In addition to consolidated net income, discussed above, we assess our financial performance based upon pre-tax “operating income,” and we assess the operating performance of each of our four operating segments based upon the pre-tax operating income (loss) generated by each segment. As reflected in the table above, operating income before taxes excludes interest expense on debt and certain other items which we believe are not indicative of our core operations, such as net realized investment gains and losses. Such gains and losses are excluded since they are determined by interest rates, financial markets and the timing of sales. Also, operating income before taxes excludes net gains and losses on disposals of businesses, gains and losses related to the repayment of debt, discontinued operations, costs to acquire businesses, restructuring costs, the cumulative effect of accounting changes and certain other items. Excluded from operating income for the three and nine months ended September 30, 2017 are employee termination costs incurred in connection with a company expense initiative. Although the items excluded from operating income before taxes are important components in understanding and assessing our overall financial performance, we believe a discussion of operating income before taxes enhances an investor’s understanding of our results of operations by highlighting net income attributable to the core operations of the business. However, operating income before taxes, which is a non-GAAP measure, should not be construed as a substitute for income before income taxes and operating income should not be construed as a substitute for net income.

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

The following table summarizes the results of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Operating revenues
Net premiums written	$1,322.5	$1,250.9	$3,785.0	$3,616.8
Net premiums earned	1,226.9	1,160.9	3,589.4	3,457.7
Net investment income	76.6	67.8	220.0	205.2
Other income	8.3	8.3	21.6	22.9
Total operating revenues	1,311.8	1,237.0	3,831.0	3,685.8
Losses and operating expenses
Losses and LAE	874.2	692.0	2,365.7	2,121.3
Amortization of deferred acquisition costs	275.1	257.9	806.1	771.4
Other operating expenses	149.4	157.3	458.1	448.2
Total losses and operating expenses	1,298.7	1,107.2	3,629.9	3,340.9
Operating income before interest expense and income taxes	$13.1	$129.8	$201.1	$344.9

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Operating income before interest expense and income taxes was $13.1 million in the three months ended September 30, 2017, compared to income of $129.8 million for the three months ended September 30, 2016, a decrease of $116.7 million. This decrease was due to higher catastrophe losses in all segments, partially offset by improved current accident year losses, lower expenses, and higher net investment income.

Net premiums written increased by $71.6 million in the three months ended September 30, 2017 compared to the three months ended September 30, 2016. This improvement was primarily due to growth in our domestic lines.

Production and Underwriting Results

The following table summarizes premiums written on a gross and net basis, net premiums earned and loss, LAE, expense and combined ratios for the Commercial Lines, Personal Lines and Chaucer segments. Loss, LAE, catastrophe loss and combined ratios shown below include prior year reserve development. These items are not meaningful for our Other segment.

	Three Months Ended September 30, 2017
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$772.8	$680.2	$604.0	10.3	67.1	35.0	102.1
Personal Lines	462.0	438.8	400.4	3.7	61.7	27.5	89.2
Chaucer	286.7	203.5	222.5	52.8	99.6	39.8	139.4
Total	$1,521.5	$1,322.5	$1,226.9	15.9	71.3	33.5	104.8

	Three Months Ended September 30, 2016
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$730.0	$647.3	$587.2	3.0	63.5	35.7	99.2
Personal Lines	428.7	407.5	371.5	3.3	64.1	29.0	93.1
Chaucer	243.5	196.1	202.2	(1.5)	39.9	41.4	81.3
Total	$1,402.2	$1,250.9	$1,160.9	2.3	59.6	34.6	94.2

The following table summarizes net premiums written, and loss and LAE and catastrophe loss ratios by line of business for the Commercial Lines and Personal Lines segments. Loss and LAE and catastrophe loss ratios include prior year reserve development.

	Three Months Ended September 30,
	2017			2016
(dollars in millions)	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios
Commercial Lines:
Commercial multiple peril	$240.2	61.4	9.0	$229.3	61.5	6.6
Commercial automobile	87.9	72.9	4.8	81.7	75.9	2.2
Workers’ compensation	81.6	61.4	—	73.6	63.3	—
Other commercial	270.5	71.6	16.2	262.7	61.3	1.2
Total Commercial Lines	$680.2	67.1	10.3	$647.3	63.5	3.0
Personal Lines:
Personal automobile	$272.2	68.0	0.5	$249.6	71.8	1.6
Homeowners	156.1	52.2	9.7	147.5	52.9	6.5
Other personal	10.5	34.4	2.1	10.4	26.9	1.1
Total Personal Lines	$438.8	61.7	3.7	$407.5	64.1	3.3

The following table summarizes premiums written on a gross and net basis and net premiums earned by line of business for the Chaucer segment.

	Three Months Ended September 30,
	2017			2016
(in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Chaucer:
Treaty (1)	$92.6	$63.4	$77.7	$58.7	$50.0	$58.2
Marine, aviation and political	76.5	59.5	59.7	81.7	64.9	61.7
Casualty	67.5	54.3	50.0	62.8	52.2	45.4
Energy	28.8	21.6	26.7	28.8	18.8	25.2
Property	21.3	4.7	8.4	11.5	10.2	11.7
Total Chaucer	$286.7	$203.5	$222.5	$243.5	$196.1	$202.2

(1)	Prior to January 1, 2017, treaty was reflected in the casualty, property and marine, aviation and political lines. The table reflects 2016 information presented in the revised underwriting divisions.

The following table summarizes underwriting results for the Commercial Lines, Personal Lines, Chaucer and Other segments and reconciles it to operating income.

	Three Months Ended September 30,
	2017					2016
(in millions)	Commercial Lines	Personal Lines	Chaucer	Other	Total	Commercial Lines	Personal Lines	Chaucer	Other	Total
Underwriting profit (loss), excluding prior year reserve development and catastrophes	$48.4	$55.8	$17.2	$(0.7)	$120.7	$40.6	$34.5	$8.1	$(0.5)	$82.7
Prior year favorable (unfavorable) loss and LAE reserve development on non-catastrophe losses	—	—	12.5	(0.3)	12.2	(19.3)	1.1	26.6	(0.3)	8.1
Prior year favorable (unfavorable) catastrophe development	0.4	—	7.5	—	7.9	(1.3)	(1.5)	3.5	—	0.7
Current year catastrophe losses	(62.5)	(15.0)	(124.9)	—	(202.4)	(16.4)	(10.8)	(0.4)	—	(27.6)
Underwriting (loss) profit	(13.7)	40.8	(87.7)	(1.0)	(61.6)	3.6	23.3	37.8	(0.8)	63.9
Net investment income	42.1	17.8	13.4	3.3	76.6	39.0	17.1	10.3	1.4	67.8
Fees and other income	2.1	2.8	2.7	0.7	8.3	2.2	2.9	2.5	0.7	8.3
Other operating expenses	(2.3)	(1.7)	(2.2)	(4.0)	(10.2)	(2.3)	(1.6)	(2.2)	(4.1)	(10.2)
Operating income (loss) before interest expense and income taxes	$28.2	$59.7	$(73.8)	$(1.0)	$13.1	$42.5	$41.7	$48.4	$(2.8)	$129.8
Commercial Lines

Commercial Lines net premiums written were $680.2 million in the three months ended September 30, 2017, compared to $647.3 million in the three months ended September 30, 2016. This $32.9 million increase was primarily driven by pricing increases, strong retention, and targeted new business expansion.

Commercial Lines underwriting loss for the three months ended September 30, 2017 was $13.7 million, compared to an underwriting profit of $3.6 million for the three months ended September 30, 2016, a decrease of $17.3 million. Catastrophe-related losses for the three months ended September 30, 2017 were $62.1 million, compared to $17.7 million for the three months ended September 30, 2016, an increase of $44.4 million. This increase is primarily due to catastrophe losses from hurricane Harvey. Development on prior years’ loss reserves for the three months ended September 30, 2017 was de minimus, compared to unfavorable development of $19.3 million for the three months ended September 30, 2016.

Commercial Lines current accident year underwriting profit, excluding catastrophes, was $48.4 million for the three months ended September 30, 2017, compared to $40.6 million for the three months ended September 30, 2016. This $7.8 million increase was primarily due to lower expenses and lower current accident year losses in our workers’ compensation line. Within our other commercial lines, higher large losses in our marine line were offset by improvements in our surety and miscellaneous property lines.

We are continuing our efforts to improve underwriting results through increased rates, pricing segmentation, specific underwriting actions and targeted new business growth. Our ability to achieve overall rate increases is affected by the current competitive pricing environment, particularly for larger middle market accounts, which may hamper our ability to grow in this portion of our business.

Personal Lines

Personal Lines net premiums written were $438.8 million in the three months ended September 30, 2017, compared to $407.5 million in the three months ended September 30, 2016, an increase of $31.3 million. This was primarily due to higher renewal premiums, due to both rate and improved retention, as well as new business growth.

Net premiums written in the personal automobile line of business for the three months ended September 30, 2017 were $272.2 million compared to $249.6 million for the three months ended September 30, 2016, an increase of $22.6 million. This was primarily due to rate increases, as well as an increase in policies in force of 4.0%. Net premiums written in the homeowners line of business for the three months ended September 30, 2017 were $156.1 million compared to $147.5 million for the three months ended September 30, 2016, an increase of $8.6 million. This is attributable to rate increases, as well as an increase in policies in force of 4.0%.

Personal Lines underwriting profit for the three months ended September 30, 2017 was $40.8 million, compared to $23.3 million for the three months ended September 30, 2016, an improvement of $17.5 million. Catastrophe losses for the three months ended September 30, 2017 were $15.0 million, compared to $12.3 million for the three months ended September 30, 2016, an increase of $2.7 million. Development on prior years’ loss reserves for both the three months ended September 30, 2017 and 2016 was de minimus.

Personal Lines current accident year underwriting profit, excluding catastrophes, was $55.8 million in the three months ended September 30, 2017, compared to $34.5 million for the three months ended September 30, 2016. This $21.3 million improvement was primarily due to lower current accident year losses, lower expenses and earned premium growth.

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

Chaucer

Chaucer’s net premiums written were $203.5 million for the three months ended September 30, 2017, compared to $196.1 million for the three months ended September 30, 2016. This increase of $7.4 million, or 3.8%, is primarily due to new business growth in our treaty and property lines, partially offset by a planned increase in ceded reinsurance premiums.

Chaucer’s underwriting loss for the three months ended September 30, 2017 was $87.7 million, compared to an underwriting profit of $37.8 million for the three months ended September 30, 2016, a decline of $125.5 million. This decline is primarily due to catastrophe losses from hurricanes Harvey, Irma and Maria and two earthquakes in Mexico. Catastrophe losses for the three months ended September 30, 2017 were $117.4 million, compared to a benefit of $3.1 million for the three months ended September 30, 2016, an increase in losses of $120.5 million. Consistent with recent trends, favorable development on prior years’ loss reserves for the three months ended September 30, 2017 declined to $12.5 million, compared to $26.6 million for the three months ended September 30, 2016, a decrease of $14.1 million, including the effect of foreign exchange fluctuations in 2016 (See “Foreign Exchange” and “Reserve for Losses and Loss Adjustment Expenses” sections below for further discussion).

Chaucer’s current accident year underwriting profit, excluding catastrophes, was $17.2 million in the three months ended September 30, 2017, compared to $8.1 million for the three months ended September 30, 2016. This $9.1 million improvement was primarily due to lower losses in our energy line and lower expenses, primarily due to lower performance-based compensation.

We continue to experience significant competition across the international insurance industry, with current pricing conditions in all markets being affected by high industry capacity and competition. Also, losses in many of our product lines are inherently volatile as the underwriting loss for the most recent quarter illustrates. Following recent industry losses, market prices may strengthen, affecting both business lines we write as well as reinsurance we purchase.

Other

Other operating loss was $1.0 million for the three months ended September 30, 2017, compared to $2.8 million for the three months ended September 30, 2016, a change of $1.8 million.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Operating income before interest expense and income taxes was $201.1 million in the nine months ended September 30, 2017, compared to $344.9 million for the nine months ended September 30, 2016, a decrease of $143.8 million. This decrease is primarily due to higher catastrophe losses, partially offset by lower current accident year losses, higher net favorable development on prior years’ reserves and higher net investment income. Overall, catastrophe-related activity was $335.7 million in the nine months ended

September 30, 2017, compared to $109.1 million for the nine months ended September 30, 2016, an increase of $226.6 million. Net favorable development on prior years’ loss reserves was $29.5 million in the nine months ended September 30, 2017, compared to $3.1 million for the nine months ended September 30, 2016, an increase of $26.4 million.

Net premiums written increased by $168.2 million in the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. This improvement was due to growth in each of our domestic and Chaucer businesses.

Production and Underwriting Results

The following table summarizes premiums written on a gross and net basis, net premiums earned and loss, LAE, expense and combined ratios for the Commercial Lines, Personal Lines and Chaucer segments. Loss, LAE, catastrophe loss and combined ratios shown below include prior year reserve development. These items are not meaningful for our Other segment.

	Nine Months Ended September 30, 2017
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$2,176.0	$1,897.1	$1,783.5	7.9	65.0	35.6	100.6
Personal Lines	1,298.7	1,231.4	1,173.5	5.9	66.0	28.2	94.2
Chaucer	980.5	656.5	632.4	19.9	68.3	40.6	108.9
Total	$4,455.2	$3,785.0	$3,589.4	9.4	65.9	34.1	100.0

	Nine Months Ended September 30, 2016
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$2,073.0	$1,831.5	$1,733.3	3.6	63.1	36.0	99.1
Personal Lines	1,202.1	1,139.8	1,094.8	3.2	63.7	28.2	91.9
Chaucer	904.1	645.5	629.6	1.8	52.2	39.3	91.5
Total	$4,179.2	$3,616.8	$3,457.7	3.2	61.4	34.1	95.5

The following table summarizes net premiums written, and loss and LAE and catastrophe loss ratios by line of business for the Commercial Lines and Personal Lines segments. Loss and LAE and catastrophe loss ratios include prior year reserve development.

	Nine Months Ended September 30,
	2017			2016
(dollars in millions)	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios
Commercial Lines:
Commercial multiple peril	$634.6	65.5	11.3	$618.9	61.8	7.4
Commercial automobile	249.4	70.3	2.2	238.9	75.4	1.1
Workers’ compensation	241.7	62.3	—	222.4	60.7	—
Other commercial	771.4	63.7	9.3	751.3	61.0	2.4
Total Commercial Lines	$1,897.1	65.0	7.9	$1,831.5	63.1	3.6
Personal Lines:
Personal automobile	$781.4	69.5	0.6	$717.2	71.1	0.8
Homeowners	421.1	61.5	15.6	394.0	52.4	7.7
Other personal	28.9	38.1	1.7	28.6	43.2	1.4
Total Personal Lines	$1,231.4	66.0	5.9	$1,139.8	63.7	3.2

The following table summarizes premiums written on a gross and net basis and net premiums earned by line of business for the Chaucer segment.

	Nine Months Ended September 30,
	2017			2016
(in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Chaucer:
Treaty (1)	$367.0	$237.4	$198.5	$305.3	$211.0	$175.7
Marine, aviation and political	227.0	165.2	172.4	247.0	176.9	173.0
Casualty	186.3	146.4	141.2	176.2	148.7	144.8
Energy	128.0	75.0	86.8	131.7	76.2	100.8
Property	72.2	32.5	33.5	43.9	32.7	35.3
Total Chaucer	$980.5	$656.5	$632.4	$904.1	$645.5	$629.6

(1)	Prior to January 1, 2017, treaty was reflected in the casualty, property and marine, aviation and political lines. The table reflects 2016 information presented in the revised underwriting divisions.

The following table summarizes underwriting results for the Commercial Lines, Personal Lines, Chaucer and Other segments and reconciles it to operating income.

	Nine Months Ended September 30,
	2017					2016
(in millions)	Commercial Lines	Personal Lines	Chaucer	Other	Total	Commercial Lines	Personal Lines	Chaucer	Other	Total
Underwriting profit (loss), excluding prior year reserve development and catastrophes	$126.9	$130.7	$39.6	$(1.9)	$295.3	$136.4	$115.6	$0.5	$(1.2)	$251.3
Prior year favorable (unfavorable) loss and LAE reserve development on non-catastrophe losses	0.1	(0.1)	30.4	(0.9)	29.5	(61.5)	0.9	64.6	(0.9)	3.1
Prior year favorable (unfavorable) catastrophe development	1.2	—	13.9	—	15.1	(0.3)	(4.3)	25.3	—	20.7
Current year catastrophe losses	(142.3)	(68.7)	(139.8)	—	(350.8)	(62.2)	(31.0)	(36.6)	—	(129.8)
Underwriting (loss) profit	(14.1)	61.9	(55.9)	(2.8)	(10.9)	12.4	81.2	53.8	(2.1)	145.3
Net investment income	123.7	52.3	37.1	6.9	220.0	117.5	51.6	32.3	3.8	205.2
Fees and other income	6.0	8.5	5.0	2.1	21.6	6.4	8.4	6.0	2.1	22.9
Other operating expenses	(6.8)	(5.2)	(5.4)	(12.2)	(29.6)	(7.1)	(5.0)	(4.5)	(11.9)	(28.5)
Operating income (loss) before interest expense and income taxes	$108.8	$117.5	$(19.2)	$(6.0)	$201.1	$129.2	$136.2	$87.6	$(8.1)	$344.9

Commercial Lines

Commercial Lines net premiums written were $1,897.1 million in the nine months ended September 30, 2017, compared to $1,831.5 million in the nine months ended September 30, 2016. This $65.6 million increase was due to growth of $83.2 million, primarily driven by pricing increases, strong retention, and targeted new business expansion, partially offset by a $17.6 million increase in reinsurance reinstatement premiums driven by large property losses in our commercial multiple peril and inland marine lines.

Commercial Lines underwriting loss for the nine months ended September 30, 2017 was $14.1 million, compared to underwriting profit of $12.4 million for the nine months ended September 30, 2016, a decrease of $26.5 million. Catastrophe-related losses for the nine months ended September 30, 2017 were $141.1 million, compared to $62.5 million for the nine months ended September 30, 2016, an increase of $78.6 million. This increase is primarily due to hurricanes Harvey and Irma that occurred in the third quarter and two large midwest wind and hail events that occurred in the first two quarters. Development on prior years’ loss reserves for the nine months ended September 30, 2017 was de minimis, compared to unfavorable development of $61.5 million for the nine months ended September 30, 2016.

Commercial Lines current accident year underwriting profit, excluding catastrophes, was $126.9 million for the nine months ended September 30, 2017, compared to $136.4 million for the nine months ended September 30, 2016. This $9.5 million decrease was primarily due to higher large losses and reinstatement premiums in our commercial multiple peril and inland marine lines, partially offset by lower losses in our surety and workers’ compensation lines and lower expenses. In contrast, we experienced an unusually low level of large property losses and non-catastrophe weather-related losses in the commercial multiple peril line in the first quarter of 2016. The impact of the additional reinstatement premiums, net of ceding commissions, resulted in a decrease of $12.7 million.

Personal Lines

Personal Lines net premiums written were $1,231.4 million in the nine months ended September 30, 2017, compared to $1,139.8 million in the nine months ended September 30, 2016, an increase of $91.6 million. This was primarily due to increased rates in both our personal automobile and homeowners lines of business, as well as new business growth and improved retention.

Net premiums written in the personal automobile line of business for the nine months ended September 30, 2017 were $781.4 million, compared to $717.2 million for the nine months ended September 30, 2016, an increase of $64.2 million. This was primarily due to rate increases and an increase in policies in force of 4.0%. Net premiums written in the homeowners’ line of business for the nine months ended September 30, 2017 were $421.1 million compared to $394.0 million for the nine months ended September 30, 2016, an increase of $27.1 million. This is attributable to rate increases and an increase in policies in force of 4.0%.

Personal Lines underwriting profit for the nine months ended September 30, 2017 was $61.9 million, compared to $81.2 million for the nine months ended September 30, 2016, a decline of $19.3 million. Catastrophe losses for the nine months ended September 30, 2017 were $68.7 million, compared to $35.3 million for the nine months ended September 30, 2016, an increase of $33.4 million. This increase is primarily due to a large midwest wind event that occurred in the first quarter. Development on prior years’ loss reserves for both the nine months ended September 30, 2017 and 2016 was de minimis.

Personal Lines current accident year underwriting profit, excluding catastrophes, was $130.7 million in the nine months ended September 30, 2017, compared to $115.6 million for the nine months ended September 30, 2016. This $15.1 million improvement was primarily a result of earned premium growth and lower current accident year losses. Lower current accident year losses in our personal automobile line were partially offset by higher losses in our homeowners’ line.

Chaucer

Chaucer’s net premiums written were $656.5 million for the nine months ended September 30, 2017, compared to $645.5 million for the nine months ended September 30, 2016, an increase of $11.0 million, or 1.7%. An RITC transaction occurred in the first quarter of 2016 that had no impact on net income. The RITC transaction resulted in additional assumed premiums and loss and LAE reserves of $17.7 million in 2016, representing the increase in Chaucer’s retained group share of its 2013 year of account that was closed and reinsured into its 2014 year of account. As we have 100% economic interest in Syndicate 1084 for all years of account after 2013, we did not have significant RITC impacts in 2017 and do not anticipate any further impact from RITC. Excluding the RITC impact, net written premium increased 4.6% due to new business growth in our treaty, property and casualty lines, partially offset by a planned increase in ceded reinsurance premiums and a $13.4 million impact of foreign exchange fluctuations.

Chaucer’s underwriting loss for the nine months ended September 30, 2017 was $55.9 million, compared to an underwriting profit of $53.8 million for the nine months ended September 30, 2016, a decline of $109.7 million. This decrease is primarily due to higher catastrophe losses. Catastrophe losses for the nine months ended September 30, 2017 were $125.9 million, compared to $11.3 million for the nine months ended September 30, 2016, an increase of $114.6 million. This increase is primarily due to hurricanes Harvey, Irma and Maria and two earthquakes in Mexico, all of which occurred in the third quarter. Consistent with recent trends, favorable development on prior years’ loss reserves for the nine months ended September 30, 2017 declined to $30.4 million, compared to $64.6 million for the nine months ended September 30, 2016, a decrease of $34.2 million, including the effect of foreign exchange fluctuations in 2016 (See “Foreign Exchange” and “Reserves for Losses and Loss Adjustment Expenses” sections below for further discussion).

Chaucer’s current accident year underwriting profit, excluding catastrophes, was $39.6 million in the nine months ended September 30, 2017, compared to $0.5 million for the nine months ended September 30, 2016. This $39.1 million improvement was primarily due to lower large losses in our political line, including losses from commodity price-sensitive trade credit coverages in 2016, and lower losses in our energy line. This was partially offset by higher expenses, principally driven by the effect of foreign exchange fluctuations (See “Foreign Exchange” section below for further discussion).

Other

Other operating loss was $6.0 million for the nine months ended September 30, 2017, compared to $8.1 million for the nine months ended September 30, 2016, a change of $2.1 million.

Foreign Exchange

Most of Chaucer’s transactions are denominated in the currencies that we use to settle transactions with Lloyd’s, specifically the U.S. Dollar, the U.K. Pound Sterling (“GBP”) and the Canadian Dollar. These are Chaucer’s functional currencies under U.S. GAAP. A portion of Chaucer’s transactions and its assets and liabilities are denominated in other currencies, such as the Euro, the Swiss Franc, the Australian Dollar and the Japanese Yen. Changes in the value of these currencies versus the functional currencies, particularly versus the GBP, cause transactional gains and losses during each reporting period. During the three and nine months ended September 30, 2017, the GBP was relatively stable against most currencies. During the three and nine months ended September 30, 2016, the GBP weakened against most currencies. We believe that this was due, in large part, to the U.K’s referendum vote to discontinue its membership in the European Union (“Brexit Referendum”).  The following table summarizes the total effect of Chaucer’s foreign exchange transactional gains and losses on comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
in millions	2017	2016	2017	2016
Effect of revaluing loss and LAE reserves	$0.8	$(10.4)	$(3.3)	$(43.6)
Effect of revaluing overseas deposits and cash	(0.9)	3.3	(0.6)	13.0
Effect of revaluing premium receivables	(0.1)	0.3	(0.1)	3.1
Total FX effect on operating income	(0.2)	(6.8)	(4.0)	(27.5)
FX losses reflected in net realized investment gains	—	—	—	(0.7)
Total FX effect on income before income taxes	(0.2)	(6.8)	(4.0)	(28.2)
Unrealized FX gains from investment securities	—	2.1	1.7	9.6
Total pre-tax effect of transactional FX losses on
comprehensive income	(0.2)	(4.7)	(2.3)	(18.6)
Tax benefit	0.1	1.6	0.8	6.5
Total effect of transactional FX losses on comprehensive income	$(0.1)	$(3.1)	$(1.5)	$(12.1)

During the three and nine months ended September 30, 2017, foreign exchange losses reduced pre-tax segment income by approximately zero and $4 million, respectively, compared to foreign exchange losses in pre-tax segment income of approximately $7 million and $28 million, respectively, for the three and nine months ended September 30, 2016. These items result primarily from the revaluation of loss and LAE reserves in various currencies, particularly the Euro, the Australian Dollar and the Japanese Yen, partially offset by the revaluation of investments in overseas deposits and cash. During the three and nine months ended September 30, 2017, pre-tax unrealized foreign exchange gains from Euro-denominated investment securities were approximately zero and $2 million respectively, which were reflected as an increase to accumulated other comprehensive income. During the three and nine months ended September 30, 2016, pre-tax unrealized foreign exchange gains from Euro-denominated investment securities were approximately $2 million and $10 million, respectively, which were reflected as an increase to accumulated other comprehensive income.

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

Reserve for Losses and Loss Adjustment Expenses

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses.

	Nine Months Ended
	September 30,
(in millions)	2017	2016
Gross loss and LAE reserves, beginning of period	$6,949.4	$6,574.4
Reinsurance recoverable on unpaid losses	2,274.8	2,280.8
Net loss and LAE reserves, beginning of period	4,674.6	4,293.6
Net incurred losses and LAE in respect of losses occurring in:
Current year	2,414.1	2,145.1
Prior year non-catastrophe loss development	(29.5)	(3.1)
Prior year catastrophe development	(15.1)	(20.7)
Total incurred losses and LAE	2,369.5	2,121.3
Net payments of losses and LAE in respect of losses occurring in:
Current year	851.2	775.1
Prior years	1,131.5	1,088.3
Total payments	1,982.7	1,863.4
Effect of foreign exchange rate changes	40.3	(52.6)
Net reserve for losses and LAE, end of period	5,101.7	4,498.9
Reinsurance recoverable on unpaid losses	2,533.7	2,303.4
Gross reserve for losses and LAE, end of period	$7,635.4	$6,802.3

The table below summarizes the gross reserve for losses and LAE by line of business.

	September 30,	December 31,
(in millions)	2017	2016
Commercial multiple peril	$982.6	$899.7
Workers’ compensation	614.4	580.2
Commercial automobile	379.8	374.2
Other commercial lines:
AIX program business	449.6	453.2
Other	891.5	758.4
Total other commercial lines	1,341.1	1,211.6
Total Commercial Lines	3,317.9	3,065.7
Personal automobile	1,438.2	1,430.2
Homeowners and other personal	140.1	123.8
Total Personal	1,578.3	1,554.0
Total Chaucer	2,700.3	2,289.4
Total Other Segment	38.9	40.3
Total loss and LAE reserves	$7,635.4	$6,949.4

“Other commercial lines – Other” in the table above, is primarily comprised of monoline general liability, management and professional general liability, umbrella, fidelity, marine, miscellaneous property, and healthcare lines. Loss and LAE reserves in our “Total Other Segment” relate to our run-off voluntary assumed reinsurance pools business. Also included in the above table, are $59.2 million and $61.0 million of asbestos and environmental reserves as of September 30, 2017 and December 31, 2016, respectively. Included in the Chaucer segment are $108.4 million and $117.0 million of reserves as of September 30, 2017 and December 31, 2016, respectively, related to Chaucer’s financial and professional liability lines written in 2008 and prior periods.

The following table summarizes prior year (favorable) unfavorable development for the periods indicated:

	Nine Months Ended September 30,
	2017			2016
(in millions)	Loss & LAE	Catastrophe	Total	Loss & LAE	Catastrophe	Total
Commercial Lines	$(0.1)	$(1.2)	$(1.3)	$61.5	$0.3	$61.8
Personal Lines	0.1	—	0.1	(0.9)	4.3	3.4
Chaucer	(30.4)	(13.9)	(44.3)	(64.6)	(25.3)	(89.9)
Other Segment	0.9	—	0.9	0.9	—	0.9
Total prior year (favorable) unfavorable development	$(29.5)	$(15.1)	$(44.6)	$(3.1)	$(20.7)	$(23.8)

Catastrophe Loss Development

In the nine months ended September 30, 2017 and 2016, favorable catastrophe development was $15.1 million and $20.7 million, respectively. The favorable catastrophe development during the nine months ended September 30, 2017 was primarily driven by lower than expected losses for Chaucer’s treaty line of $11.1 million. The favorable catastrophe development during the nine months ended September 30, 2016 was primarily driven by lower than expected losses in Chaucer’s treaty line of $14.9 million and to a lesser degree in Chaucer’s property line.

2017 Loss and LAE Development, excluding catastrophes

For the nine months ended September 30, 2017, net favorable loss and LAE development, excluding catastrophes, was $29.5 million, primarily due to lower than expected losses in Chaucer’s energy line of $22.3 million and to a lesser degree in Chaucer’s political line.

2016 Loss and LAE Development, excluding catastrophes

For the nine months ended September 30, 2016, net favorable loss and LAE development, excluding catastrophes, was $3.1 million, primarily as a result of net favorable development of $ 64.6 million for Chaucer, partially offset by unfavorable development of $61.5 million for Commercial Lines.

Chaucer’s favorable development during the nine months ended September 30, 2016 was primarily the result of lower than expected losses in the casualty line of $17.6 million, primarily in the 2014 and prior accident years, the political line of $14.6 million, primarily in the 2014 and 2015 accident years, the energy line of $13.6 million, primarily in the 2014 and 2015 accident years, and in the treaty line of $13.5 million, primarily in the 2014 and 2015 accident years. Partially offsetting Chaucer’s favorable development was the unfavorable impact of foreign exchange rate movements on prior years’ loss reserves.

The net unfavorable Commercial Lines development primarily resulted from higher than expected losses in other commercial lines of $36.6 million, which includes the AIX program business. This was primarily driven by AIX programs and business classes which have since been terminated or substantially revised in the 2013 and prior accident years and by general liability coverages in the 2013 through 2014 accident years. We also experienced higher than expected losses within the commercial multiple peril lines of $30.5 million in the 2012 through 2014 accident years. Partially offsetting the unfavorable development was lower than expected losses within the workers’ compensation line of $14.7 million, primarily related to the 2013 through 2015 accident years.

Analysis of Loss and Loss Adjustment Expense Reserve Development

Although Chaucer reported significant favorable development in recent years, there can be no assurance that this level of favorable development will continue to occur in the future. Due to declining market conditions over recent years at Lloyd’s and in the London market generally, changes in our business mix, our increase in ceded reinsurance and other factors, favorable development was $44.3 million during the nine months ended September 30, 2017, meaningfully lower than the level we experienced in the same nine month periods over the last three years. This trend may continue.

It is not possible to know whether the factors that affected loss reserves in the first nine months of 2017 will also occur in future periods. As discussed in detail in our Form 10-K for the year ended December 31, 2016, due to the highly specialized nature of the Lloyd’s business, many of our business classes at Chaucer result in claims experience and development patterns that are less predictable and more volatile than most of our Personal and Commercial lines businesses. We encourage you to read our Form 10-K for more information about our reserving process and the judgments, uncertainties and risks associated therewith.

Investments

Investment Results

Net investment income before income taxes was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2017	2016	2017	2016
Fixed maturities	$62.6	$59.8	$184.9	$182.2
Equity securities	4.1	4.4	13.4	13.5
Other investments	12.6	6.4	30.0	17.7
Investment expenses	(2.7)	(2.8)	(8.3)	(8.2)
Net investment income	76.6	$67.8	$220.0	$205.2
Earned yield, fixed maturities	3.32%	3.43%	3.35%	3.51%
Earned yield, total portfolio	3.40%	3.31%	3.34%	3.36%

The increase in net investment income for the three and nine months ended September 30, 2017 was primarily due to the investment of higher operational cash flows and to acquisitions of additional higher yielding asset classes, including private equity partnerships and commercial mortgage loan participations. Net investment income also benefitted from income on certain reinsurance contracts subject to deposit accounting. These increases were partially offset by the impact of lower new money yields. We expect average fixed income investment yields to continue to decline as new money rates remain lower than embedded book yields.

Investment Portfolio

We held cash and investment assets diversified across several asset classes, as follows:

	September 30, 2017		December 31, 2016
(dollars in millions)	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
Fixed maturities, at fair value	$7,890.5	84.8%	$7,331.3	84.0%
Equity securities, at fair value	566.5	6.1	584.4	6.7
Other investments	616.6	6.6	533.8	6.1
Cash and cash equivalents	227.2	2.5	282.6	3.2
Total cash and investments	$9,300.8	100.0%	$8,732.1	100.0%

Cash and Investments

Total cash and investments increased $568.7 million, or 6.5%, for the nine months ended September 30, 2017, primarily due to operational cashflows and market value appreciation, partially offset by the funding of financing activities, including dividend payments and stock repurchases.

The following table provides information about the investment types of our fixed maturities portfolio:

	September 30, 2017
(in millions) Investment Type	Amortized Cost	Fair Value	Net Unrealized Gains (Losses)	Change in Net Unrealized For the Year
U.S. Treasury and government agencies	$434.3	$434.1	$(0.2)	$1.2
Foreign government	241.7	245.0	3.3	(1.6)
Municipals:
Taxable	976.4	1,007.3	30.9	1.3
Tax-exempt	84.7	85.9	1.2	1.2
Corporate	4,330.2	4,426.5	96.3	32.3
Asset-backed:
Residential mortgage-backed	1,032.8	1,033.1	0.3	4.3
Commercial mortgage-backed	592.0	598.2	6.2	2.5
Asset-backed	60.3	60.4	0.1	0.7
Total fixed maturities	$7,752.4	$7,890.5	$138.1	$41.9

The increase in net unrealized gains on fixed maturities was primarily due to narrower credit spreads.

Amortized cost and fair value by rating category were as follows:

		September 30, 2017			December 31, 2016
(dollars in millions) NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost	Fair Value	% of Total Fair Value	Amortized Cost	Fair Value	% of Total Fair Value
1	Aaa/Aa/A	$5,304.0	$5,382.4	68.2%	$4,867.7	$4,927.6	67.2%
2	Baa	2,046.9	2,087.8	26.5	1,955.4	1,975.8	26.9
3	Ba	206.0	216.5	2.8	203.2	210.8	2.9
4	B	184.4	191.9	2.4	195.9	203.7	2.8
5	Caa and lower	10.8	11.5	0.1	11.8	11.9	0.2
6	In or near default	0.3	0.4	—	1.1	1.5	—
Total fixed maturities		$7,752.4	$7,890.5	100.0%	$7,235.1	$7,331.3	100.0%

Based on ratings by the National Association of Insurance Commissioners (“NAIC”), approximately 95% and 94% of the fixed maturity portfolio consisted of investment grade securities at September 30, 2017 and December 31, 2016, respectively. The quality of our fixed maturity portfolio remains strong based on ratings, capital structure position, support through guarantees, underlying security, issuer diversification and yield curve position.

The duration of our fixed maturity portfolio was as follows:

	September 30, 2017			December 31, 2016
(dollars in millions) Duration	Amortized Cost	Fair Value	% of Total Fair Value	Amortized Cost	Fair Value	% of Total Fair Value
0-2 years	$1,323.6	$1,352.4	17.1%	$1,168.6	$1,190.2	16.2%
2-4 years	2,298.6	2,366.3	30.0	2,107.4	2,171.2	29.6
4-6 years	1,936.8	1,971.5	25.0	1,941.4	1,971.8	26.9
6-8 years	1,836.4	1,839.4	23.3	1,426.7	1,423.0	19.4
8-10 years	270.8	273.2	3.5	515.1	498.4	6.8
10+ years	86.2	87.7	1.1	75.9	76.7	1.1
Total fixed maturities	$7,752.4	$7,890.5	100.0%	$7,235.1	$7,331.3	100.0%

Weighted average duration:		4.4			4.5

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

Other investments primarily consist of participations in commercial mortgage loan obligations, investments in private equity limited partnerships and overseas deposits. Commercial mortgage loan participations represent our interest in commercial mortgage loans originated by a third party. We share, on a pro-rata basis, in all related cash flows of the underlying mortgage loans, which are investment-grade quality and diversified by geographic area and property type. Our investments in limited partnerships include interests in middle market mezzanine and private equity funds. Overseas deposits are foreign and U.S. dollar-denominated investments maintained in overseas funds and managed exclusively by Lloyd’s. These funds are required in order to protect policyholders in overseas markets and enable Chaucer to operate in those markets. Access to those funds is restricted, and we have no control over the investment strategy.

Although we expect to invest new funds primarily in investment grade fixed maturities, we have invested, and expect to continue to invest, a portion of funds in common equity securities, below investment grade fixed maturities and other investment assets.

Other-than-Temporary Impairments

For the three months ended September 30, 2017, we recognized in earnings $1.3 million of other-than-temporary impairments (“OTTI”), primarily on fixed maturities. For the nine months ended September 30, 2017, we recognized in earnings $4.5 million of OTTI, primarily on equity securities and fixed maturities.  For the three and nine months ended September 30, 2016, we recognized in earnings $0.1 million and $26.0 million, respectively, of OTTI. For the nine months ended September 30, 2016, OTTI primarily related to fixed maturities in the energy sector and to a lesser extent, equity securities.

The carrying values of fixed maturity securities on non-accrual status at September 30, 2017 and December 31, 2016 were not material. The effects of non-accruals, compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities, were also not material. Any defaults in the fixed maturities portfolio in future periods may negatively affect investment income.

Unrealized Losses

The following table provides information about our fixed maturities and equity securities that were in an unrealized loss position, including the length of time the securities have been in an unrealized loss position. (See also Note 4 – ‘‘Investments’’ in the Notes to Interim Consolidated Financial Statements.)

	September 30, 2017		December 31, 2016
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(in millions)	Losses	Value	Losses	Value
Fixed maturities:
Investment grade:
12 months or less	$24.0	$1,896.4	$60.2	$2,356.9
Greater than 12 months	18.7	481.1	8.7	134.1
Total investment grade fixed maturities	42.7	2,377.5	68.9	2,491.0
Below investment grade:
12 months or less	1.3	33.7	1.2	46.0
Greater than 12 months	7.6	52.4	12.2	81.8
Total below investment grade fixed maturities	8.9	86.1	13.4	127.8
Equity securities:
12 months or less	0.3	11.0	0.7	16.3
Total	$51.9	$2,474.6	$83.0	$2,635.1

Gross unrealized losses at September 30, 2017 decreased $31.1 million compared to December 31, 2016, primarily attributable to narrower credit spreads. At September 30, 2017, gross unrealized losses consisted primarily of $29.2 million on corporate fixed maturities, $9.4 million on residential mortgage-backed securities and $4.8 million on municipal securities.

We view gross unrealized losses on fixed maturities and equity securities as temporary since it is our assessment that these securities will recover in the near term, allowing us to realize their anticipated long-term economic value. With respect to gross unrealized losses on fixed maturities, we do not intend to sell, nor is it more likely than not we will be required to sell, such debt securities before this expected recovery of amortized cost (See also “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q). With respect to equity securities, we have the intent and ability to retain such investments for the period of time anticipated to allow for this expected recovery in fair value. Inherent in our assessment are the risks that market factors may differ from our expectations; the global economic expansion is less robust than we expect or reverts to recessionary trends; we may decide to subsequently sell a security for unforeseen business needs; or changes in the credit assessment or equity characteristics from our original assessment may lead us to determine that a sale at the then current value would maximize recovery on such investments. To the extent that there are such adverse changes, an OTTI would be recognized as a realized loss. Although unrealized losses are not reflected in the results of financial operations until they are realized or deemed “other-than-temporary,” the fair value of the underlying investment, which does reflect the unrealized loss, is reflected in our Consolidated Balance Sheets.

The following table sets forth gross unrealized losses for fixed maturities by maturity period and for equity securities at September 30, 2017 and December 31, 2016. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers.

	September 30,	December 31,
(in millions)	2017	2016
Due in one year or less	$0.1	$0.3
Due after one year through five years	8.8	15.9
Due after five years through ten years	22.0	37.6
Due after ten years	8.6	10.0
	39.5	63.8
Mortgage-backed and asset-backed securities	12.1	18.5
Total fixed maturities	51.6	82.3
Equity securities	0.3	0.7
Total fixed maturities and equity securities	$51.9	$83.0

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

Monetary policies in the developed economies, particularly in the United States, Europe and Japan, are supportive of moderate economic growth, while fiscal policies are more divergent and subject to change. Major central banks continue to closely monitor developments in global financial markets and the outlook for growth and are committed to adjust monetary policy as required to provide liquidity funding, support growth and achieve inflation targets. In the United States, the Federal Reserve (the “Fed”) maintains its target for the federal funds rate at 1.00% to 1.25%. The Fed expects that economic activity will expand at a moderate pace, labor market conditions will strengthen somewhat further and inflation will stabilize around 2 percent over the medium term. The Fed has communicated that the timing and size of future adjustments to the federal funds rate, and to the size of its balance sheet, will depend on the realized and expected economic conditions relative to its objectives of maximum employment and 2 percent inflation. Additional gradual rate hikes and a reduction in the Fed’s balance sheet are likely over the next few years. While the Fed believes near-term risks to the economic outlook appear roughly balanced, they continue to closely monitor inflation indicators and global economic and financial developments.

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

Other Items

Net income also included the following items:

	Three Months Ended September 30,
(in millions)	Commercial Lines	Personal Lines	Chaucer	Other	Discontinued Operations	Total
2017
Net realized investment gains (losses)	$9.8	$4.2	$0.1	$(0.7)	$—	$13.4
Other non-operating items	(2.9)	(2.6)	—	—	—	(5.5)
Discontinued operations, net of taxes	—	—	—	—	(1.2)	(1.2)

2016
Net realized investment gains	$2.2	$1.0	$1.0	$—	$—	$4.2
Other non-operating items	2.5	—	0.1	—	—	2.6
Discontinued operations, net of taxes	—	—	—	—	0.1	0.1

	Nine Months Ended September 30,
(in millions)	Commercial Lines	Personal Lines	Chaucer	Other	Discontinued Operations	Total
2017
Net realized investment gains (losses)	$17.5	$8.0	$0.7	$(5.0)	$—	$21.2
Other non-operating items	(4.0)	(3.3)	0.2	—	—	(7.1)
Discontinued operations, net of taxes	—	—	—	—	(1.2)	(1.2)

2016
Net realized investment gains (losses)	$4.8	$2.1	$(0.3)	$(1.6)	$—	$5.0
Net loss from repayment of debt	—	—	—	(86.1)	—	(86.1)
Other non-operating items	2.5	—	1.6	—	—	4.1
Discontinued operations, net of taxes	—	—	—	—	0.3	0.3

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

Net realized gains on investments were $13.4 million for the three months ended September 30, 2017 and $4.2 million for the three months ended September 30, 2016. Net realized gains in 2017 were primarily due to $15.1 million of net gains recognized from the sale of equity securities and fixed maturities. These gains were partially offset by $1.3 million of OTTI losses. Net realized gains in 2016 were primarily due to $3.5 million of net gains recognized from the sale of securities, primarily fixed maturities, as well as $0.8 million in net gains from other investments, primarily partnerships.

Net realized gains on investments were $21.2 million for the nine months ended September 30, 2017 compared to $5.0 million for the nine months ended September 30, 2016. Net realized gains in 2017 were primarily due to $26.5 million of net gains recognized from the sale of equity securities and fixed maturities. These gains were partially offset by $4.5 million of OTTI losses. Net realized gains in 2016 were primarily due to $30.8 million of net gains recognized from the sale of securities, primarily equities, partially offset by $26.0 million of OTTI losses.

Included in “other non-operating items” above for the three and nine months ended September 30, 2017, were $5.5 million and $7.3 million, respectively, of employee termination costs associated with a company-wide expense savings initiative. We expect to incur approximately $3 million of additional employee termination costs during the fourth quarter of 2017.

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

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

The provision for income taxes from continuing operations was a benefit of $3.4 million in the three months ended September 30, 2017, compared to an expense of $35.8 million during the same period in 2016. These provisions resulted in consolidated effective income tax rates of (38.2%) and 28.8% for the three months ended September 30, 2017 and 2016, respectively. These provisions reflect benefits related to tax planning strategies implemented in prior years of $2.3 million and $5.1 million during the three months ended September 30, 2017 and 2016, respectively. The provision for the three months ended September 30, 2017 also included excess tax benefits related to stock-based compensation of $1.7 million and a decrease in uncertain tax positions of $0.6 million due to the expiration of a statute of limitation.  The adoption of ASC Update No. 2016-09 on January 1, 2017 required the inclusion of excess tax benefits from stock-based compensation in the income statement whereas prior to the adoption, these excess tax benefits were recognized in additional paid-in capital. In addition, the 2017 provision also reflects a tax benefit related to prior years of $0.8 million, primarily related to our non-U.S. income.   Absent these items, the provision for income taxes would have been an expense of $2.0 million or 22.5% and $40.9 million or 33.0% for the three months ended September 30, 2017 and 2016, respectively.  The significant decrease in the income tax rate for the three months ended September 30, 2017 is primarily due to lower underwriting income.

The income tax provision on operating income was a benefit of $3.7 million during the three months ended September 30, 2017, compared to an expense of $38.7 million during the same period in 2016. The provision for the three months ended September 30, 2017 reflects the aforementioned excess tax benefit related to stock-based compensation of $1.7 million, a decrease in uncertain tax position of $0.6 million, and tax benefit related to prior years of $0.8 million.  Absent these items, the remaining tax benefit for the three months ended September 30, 2017 of $0.6 million is primarily due to lower underwriting income.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

The provision for income taxes from continuing operations was an expense of $43.0 million in the nine months ended September 30, 2017, compared to an expense of $56.8 million during the same period in 2016. These provisions resulted in consolidated effective income tax rates of 24.0% and 25.2% for the nine months endued September 30, 2017 and 2016, respectively. These provisions reflect benefits related to tax planning strategies implemented in prior years of $8.7 million and $14.0 million during the nine months ended September 30, 2017 and 2016, respectively. The provision for the nine months ended September 30, 2017 also reflects excess tax benefits related to stock-based compensation of $4.2 million, a decrease in uncertain tax position of $0.6 million due to the expiration of a statute of limitation, and a tax benefit related to prior years of $0.8 million, primarily related to our non-U.S. income. In addition, the 2016 provision reflects a tax benefit of $30.1 million on the loss from repayment of borrowings as a discrete adjustment calculated at the statutory rate for the nine months ended September 30, 2016. Absent these items, the provision for income taxes would have been $57.3 million or 32.0% and $100.9 million or 32.4% for the nine months ended September 30, 2017 and 2016, respectively.

The income tax provision on operating income was an expense of $47.0 million during the nine months ended September 30, 2017, compared to $98.0 million during the same period in 2016. The provision for the nine months ended September 30, 2017 reflects the aforementioned excess tax benefit related to stock-based compensation of $4.2 million, a decrease in uncertain tax position of $0.6 million, and tax benefit related to prior years of $0.8 million. Absent these items, the provision for income taxes would have been an expense of $52.6 million, or 31.9% for the nine months ended September 30, 2017, compared to $98.0 million or 32.4% for the nine months ended September 30, 2016.

Critical Accounting Estimates

Interim consolidated financial statements have been prepared in conformity with U.S. GAAP and include certain accounting policies that we consider to be critical due to the amount of judgment and uncertainty inherent in the application of those policies. While we believe that the amounts included in our consolidated financial statements reflect our best judgment, the use of different assumptions could produce materially different accounting estimates. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, we believe the following accounting estimates are critical to our operations and require the most subjective and complex judgment:

•	Reserve for losses and loss expenses
•	Reinsurance recoverable balances
•	Pension benefit obligations
•	Other-than-temporary impairments
•	Deferred tax assets

For a more detailed discussion of these critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2016.

Statutory Surplus of U.S. Insurance Subsidiaries

The following table reflects statutory surplus for our U.S. insurance subsidiaries:

	September 30,	December 31,
(in millions)	2017	2016
Total Statutory Capital and Surplus–U.S. Insurance Subsidiaries	$2,061.9	$2,173.4

The statutory capital and surplus for our U.S. insurance subsidiaries decreased $111.5 million during the first nine months of 2017. This decrease was due to a $296.8 million dividend paid by Hanover Insurance to THG in the second quarter of 2017, partially offset by profits from operations.

The NAIC prescribes an annual calculation regarding risk based capital (“RBC”). RBC ratios for regulatory purposes are expressed as a percentage of the capital required to be above the Authorized Control Level (the “Regulatory Scale”); however, in the insurance industry, RBC ratios are widely expressed as a percentage of the Company Action Level. The following table reflects the Company Action Level, the Authorized Control Level and RBC ratios for Hanover Insurance (which includes Citizens and other U.S. insurance subsidiaries), as of September 30, 2017, expressed both on the Industry Scale (Total Adjusted Capital divided by the Company Action Level) and Regulatory Scale (Total Adjusted Capital divided by Authorized Control Level):

(dollars in millions)	Company Action Level	Authorized Control Level	RBC Ratio Industry Scale	RBC Ratio Regulatory Scale
The Hanover Insurance Company	$933.5	$466.7	220%	440%

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

We have the following securities, letters of credit, and cash and cash equivalents pledged to Lloyd’s to satisfy these capital requirements at September 30, 2017. At that date we were in compliance with the capital requirements, and expect to be able to meet them in the future.

(in millions)
Fixed maturities, at fair value	$595.7
Letters of credit	227.7
Cash and cash equivalents	5.0
Total pledged to Lloyd’s	$828.4

In addition to Funds at Lloyd’s, as described in “Investments” in Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q, access to overseas deposits is also restricted.

Liquidity and Capital Resources

Liquidity is a measure of our ability to generate sufficient cash flows to meet the cash requirements of business operations. As a holding company, our primary ongoing source of liquidity is dividends from our insurance subsidiaries. However, dividend payments to us by our U.S. insurance subsidiaries are subject to limitations imposed by regulators, such as prior notice periods and the requirement that dividends in excess of a specified percentage of statutory surplus or prior year’s statutory earnings receive prior approval (so called “extraordinary dividends”). Dividends of $296.8 million were paid to the holding company by Hanover Insurance in May 2017. This includes $80.0 million of extraordinary dividends. Accordingly, further dividend payments to our holding company from our domestic insurance companies during the ensuing twelve months would require approval from the New Hampshire Insurance Commissioner.

Dividend payments to the holding company by Chaucer are regulated by U.K. law. Dividends from Chaucer are dependent on dividends from its subsidiaries. Annual dividend payments from Chaucer are limited to retained earnings that are not restricted by capital and other requirements for business at Lloyd’s. In addition, Chaucer must provide advance notice to the U.K.’s Prudential Regulation Authority (“PRA”), of certain proposed dividends or other payments from PRA regulated entities. No dividends were paid to the holding company by Chaucer during the first nine months of 2017.

In connection with an intercompany borrowing arrangement between Chaucer and a wholly owned non-insurance subsidiary of the holding company, interest on a $300 million note is paid by Chaucer on a quarterly basis to this affiliate, which is ultimately available to provide dividends to the holding company. For the nine months ended September 30, 2017, Chaucer paid $15.1 million of interest related to this note, of which $14.7 million was then dividended to the holding company. Prior to 2017, interest related to this borrowing arrangement was paid directly to the holding company. For the nine months ended September 30, 2016, Chaucer paid $16.8 million of interest related to this note.

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

Net cash provided by operating activities was $532.2 million during the first nine months of 2017, as compared to $560.0 million during the first nine months of 2016. The $27.8 million decrease in cash provided was primarily the result of higher loss payments and taxes paid to foreign jurisdictions, partially offset by an increase in premiums collected.

Net cash used in investing activities was $499.2 million during the first nine months of 2017, as compared to $319.0 million during the first nine months of 2016.  During 2017, cash used in investing activities primarily related to net purchases of fixed maturities. During 2016, cash used in investing activities primarily related to net purchases of fixed maturities, equity securities and other investments.

Net cash used in financing activities was $92.1 million during the first nine months of 2017, as compared to $261.7 million during the first nine months of 2016. During 2017, cash used in financing activities primarily resulted from the payment of dividends to shareholders and repurchases of common stock, partially offset by cash inflows related to option exercises.  During 2016, cash used in financing activities primarily resulted from the repayment of debt, repurchases of common stock, and payment of dividends to shareholders. These cash outflows were partially offset by cash inflows related to the issuance of $375 million of senior unsecured debentures, and option exercises.

Dividends to shareholders are subject to quarterly board approval and declaration. During the first nine months of 2017, as declared by the Board, we paid three quarterly dividends, each for $0.50 per share to our shareholders totaling $63.8 million. We believe that our holding company assets are sufficient to provide for future shareholder dividends should the Board of Directors declare them.

At September 30, 2017, THG, as a holding company, held $313.4 million of fixed maturities and cash. We believe our holding company assets will be sufficient to meet our current year obligations, which consist primarily of dividends to our shareholders (as and to the extent declared), interest on our senior and subordinated debentures, certain costs associated with benefits due to our former life insurance employees and agents, and, to the extent required, payments related to indemnification of liabilities associated with the sale of various subsidiaries. We have, and opportunistically may repurchase our common stock and debt. We may decide to provide funds to the holding company for these and other opportunities through dividends or short-term intercompany lending arrangements.

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

Our Board of Directors has authorized aggregate repurchases of our common stock of up to $900 million. Under the repurchase authorizations, the Company may repurchase, from time to time, common shares in amounts, at prices and at such times as the Company deems appropriate, subject to market conditions and other considerations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. During the first nine months of 2017, we repurchased approximately 0.4 million shares of our common stock at a cost of $37.2 million. As of September 30, 2017, we have approximately $146 million available for repurchases under these repurchase authorizations.

We have a $200.0 million credit agreement which expires in November 2018, with an option to increase the facility to $300.0 million assuming no default and satisfaction of certain other conditions. The agreement also includes a $50 million sub-facility for standby letters of credit that can be used for general corporate purposes. The agreement contains financial covenants including, but not limited to, maintaining at least a certain level of consolidated equity, maximum consolidated leverage ratios and requires certain of our subsidiaries to maintain a minimum RBC ratio. We had no borrowings under this agreement during the first nine months of 2017.

Membership in FHLBB provides us with access to additional liquidity based on our stock holdings and pledged collateral at the date of borrowing. At September 30, 2017, we had additional borrowing capacity of $85.3 million. There were no borrowings outstanding under this short-term facility at September 30, 2017; however, we have and may continue, from time to time, to borrow through this facility to provide short term liquidity.

On October 27, 2017, we entered into a Standby Letter of Credit Facility Agreement (the “Facility Agreement”) not to exceed £220.0 million (or $294.7 million) outstanding at any one time, with the option to increase the amount available for issuances of letters of credit to £300.0 million (or $401.9 million) in the aggregate on one occasion only during the term of the Facility Agreement (subject to the consent of all lenders and assuming no default and satisfaction of other specified conditions). The Facility Agreement amends and restates a Standby Letter of Credit Facility Agreement entered into on October 15, 2015 (the “Prior Facility Agreement”).  This prior agreement provided for amounts available for issuances of letters of credit not to exceed £170.0 million (or $227.7 million) outstanding at any one time, with a similar option to increase the amount available for issuances of letters of credit to £235.0 million (or $314.8 million). The Facility Agreement, like the Prior Facility Agreement, provides certain covenants including, but not limited to, the syndicates’ financial condition.  The Facility Agreement provides regulatory capital supporting Chaucer’s underwriting activities for the 2018 and 2019 years of account and each prior open year of account. The Prior Facility Agreement provided regulatory capital supporting Chaucer’s underwriting activities for the 2016 and 2017 years of account and each prior open year of account. The Facility Agreement is generally renewed biennially to support new underwriting years.

The Facility agreement is subject to a letter of credit commission fee on outstanding letters of credit, which is payable quarterly.  The Facility Agreement fee ranges from 0.90% to 1.50% per annum, depending on our credit ratings for portions that are not cash collateralized, 0.275% per annum for portions that are cash collateralized, and 0.40% per annum for portions that are cash-equivalent collateralized, whereas the Prior Facility Agreement fee ranged from 1.125% to 1.50% per annum, also dependent on our credit ratings for portions that were not cash collateralized, and 0.275% per annum for portions that were cash collateralized. We may, from time to time, collateralize a portion of the outstanding letter of credit. In addition to the commission fee on the uncollateralized outstanding letter of credit, a commitment fee in respect of the unutilized commitments under the Facility Agreement is payable quarterly, and ranges from 0.315% to 0.525% per annum, depending on our credit ratings.  Unutilized commitment fees for the Prior Facility Agreement were also payable quarterly, and ranged from 0.394% to 0.525% per annum, depending on our credit ratings. Chaucer is also required to pay customary agency fees. Under the previous agreement we paid $2.4 million and $2.9 million in fees during the first nine months of 2017 and 2016, respectively.

Simultaneous with the Facility Agreement, we entered into a Guaranty Agreement (the “Guaranty Agreement”) with Lloyds Bank plc, as Facility Agent and Security Agent, pursuant to which we unconditionally guarantee the obligations of Chaucer under the Facility Agreement. The Guaranty Agreement contains certain financial covenants that require us to maintain a minimum net worth and a maximum leverage ratio, and certain negative covenants that limit our ability, among other things, to incur or assume certain debt, grant liens on our property, merge or consolidate, dispose of assets, materially change the nature or conduct of our business and make restricted payments (except, in each case, as provided by certain exceptions). The Guaranty Agreement also contains certain customary representations and warranties.  The current Guaranty Agreement contains terms and conditions substantially similar to the previous guaranty agreement we had in place with Lloyds Bank plc in connection with the Prior Facility Agreement. The Guaranty Agreement replaced the prior guaranty agreement upon effectiveness of the Facility Agreement on October 27, 2017.

For a more detailed discussion of our credit agreements, see also “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016.

At September 30, 2017, we were in compliance with the covenants of our debt and credit agreements.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Our market risks, the ways we manage them, and sensitivity to changes in interest rates, equity price risk, and foreign currency exchange risk are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2016, included in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes in the first nine months of 2017 to these risks or our management of them.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the internal control over financial reporting, as required by Rule 13a-15(d) of the Exchange Act, to determine whether any changes occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there were no such changes during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•

changes in our estimates of loss and loss adjustment expense reserves, including with respect to the recent Hurricanes Harvey, Irma and Maria and the earthquakes in Mexico, which may result in lower current year underwriting income or adverse loss development, and could impact our carried reserves;

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Shares purchased in the third quarter of 2017 are as follows:

			Total Number of	Approximate Dollar Value of
			Shares Purchased as	Shares That May Yet
			Part of Publicly	be Purchased Under the
	Total Number of	Average Price	Announced Plans or	Plans or Programs
Period	Shares Purchased	Paid per Share	Programs	(in millions) (1)
July 1 - 31, 2017 (2)	64,838	$89.10	64,773	$150
August 1 - 31, 2017 (2)	35,387	98.72	34,553	146
September 1 - 30, 2017 (2)	127	92.33	—	146
Total	100,352	$92.49	99,326	$146

(1)

Since the announcement of our share repurchase program on October 29, 2007, the Board has authorized us to repurchase up to $900 million in shares of our common stock using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions.

(2)

Includes 65 shares, 834 shares, and 127 shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards for the months ended July 31, August 31, and September 30, 2017, respectively.

ITEM 5 – OTHER INFORMATION

As previously announced, effective November 4, 2017, John C. Roche will become President and Chief Executive Officer of The Hanover Insurance Group, Inc. (the “Company”), succeeding Joseph M. Zubretsky, who accepted a career opportunity outside of the property and casualty industry, and submitted his resignation effective at the end of the day on November 3, 2017. In connection, and effective concurrently with, his promotion, the Board voted on October 31, 2017 to:

•	appoint Mr. Roche to fill the seat vacated by Mr. Zubretsky on the Company’s Board of Directors for the remainder of its current term expiring at the Company’s 2019 Annual Meeting of Stockholders;
•	increase Mr. Roche’s annual base salary rate for the remainder of 2017 to $850,000; and effective January 1, 2018, increase his annual base salary rate to $900,000; and
•

increase Mr. Roche’s target short-term incentive compensation award to 110% of his base salary rate.  For 2017, the increase in his target award, and the annual base salary rate against which it is applied, will be pro-rated to reflect his tenure as CEO during the year. All other terms and conditions applicable to such award are unchanged.

ITEM 6 – EXHIBITS

EX – 10.1+	The Hanover Insurance Group Cash Balance Pension Plan, as amended.

EX – 10.2

Amendment and Restatement Agreement with Amended and Restated Standby Letter of Credit Facility Agreement, dated October 27, 2017, among Chaucer Holdings Limited, Chaucer Corporate Capital (No. 3) Limited and the lenders party thereto from time to time, Lloyds Bank plc and ING Bank N.V., London Branch as mandated lead arrangers and Lloyds Bank plc as bookrunner, overdraft provider, and facility agent of the other Finance Parties (as defined therein) and security agent to the Secured Parties (as defined therein).

EX – 10.3	Amended and Restated Guaranty Agreement, dated October 27, 2017, among the Registrant and Lloyds Bank plc, as Facility Agent and Security Agent (each as defined therein).

EX – 31.1	Certification of the Chief Executive Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX – 31.2	Certification of the Chief Financial Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX – 32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

EX – 32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

EX – 101

The following materials from The Hanover Insurance Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Income for the three and nine months ended September 30, 2017 and 2016; (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016; (iii) Consolidated Balance Sheets at September 30, 2017 and December 31, 2016; (iv) Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2017 and 2016; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (vi) related notes to these financial statements.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hanover Insurance Group, Inc.
Registrant

November 2, 2017	/s/ Joseph M. Zubretsky
Date	Joseph M. Zubretsky
President, Chief Executive Officer and Director

November 2, 2017	/s/ Jeffrey M. Farber
Date	Jeffrey M. Farber
Executive Vice President and Chief Financial Officer