Form 10-K
period 2017-12-31
HANOVER INSURANCE GROUP, INC.
filed 2018-02-27
CIK 944695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Based on the closing sales price of June 30, 2017, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $3,734,369,302.

The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 42,496,156 shares as of February 23, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of The Hanover Insurance Group, Inc.’s Proxy Statement to be filed pursuant to Regulation 14A relating to the 2018 Annual Meeting of Shareholders to be held May 15, 2018 are incorporated by reference in Part III.

THE HANOVER INSURANCE GROUP, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

Information with respect to geographic concentrations is included in “Marketing and Distribution” below in Part 1 – Item 1 and in Note 14 – “Segment Information” in the Notes to the Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K.

The following is a discussion of our operating segments.

GENERAL

In our Commercial Lines and Personal Lines segments, we underwrite commercial and personal property and casualty insurance through Hanover Insurance, Citizens and other THG subsidiaries, through an independent agent and broker network concentrated in the Northeast, Midwest and Southeast U.S. We also continue to actively grow our Commercial Lines’ presence in the Western region of the U.S., particularly in California, which now is our largest state for Commercial Lines as measured by net premiums written. Our Chaucer segment is a specialist insurance underwriting group which operates through Lloyd’s and writes business globally. Included in our Other segment are Opus Investment Management, Inc. (“Opus”), a wholly owned subsidiary of THG, which provides investment management services to our insurance and non-insurance companies, as well as to unaffiliated institutions, pension funds and other organizations; earnings on holding company assets; holding company and other expenses, including certain costs associated with retirement benefits due to former life insurance employees and agents; and a run-off voluntary pools business.

Our business strategy focuses on providing our agents and customers stability, financial strength, and competitive insurance products while prudently growing and diversifying our product and geographical business mix. We conduct our U.S. business with an emphasis on agency relationships and active agency management, disciplined underwriting, pricing, quality claim handling, and customer service. Our Lloyd’s business is focused on disciplined and specialized underwriting in selected markets. Annually, we write over $5 billion in gross premiums, including approximately $4.5 billion domestically. Based on net U.S. premiums written, we rank among the top 25 property and casualty insurers in the United States.

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

Commercial Lines

Our Commercial Lines segment generated $2.6 billion, or 49.9%, of consolidated operating revenues and $2.5 billion, or 49.7%, of net premiums written, for the year ended December 31, 2017.

The following table provides net premiums written by line of business for our Commercial Lines segment.

	Net Premiums
YEAR ENDED DECEMBER 31, 2017	Written	% of Total
(in millions, except ratios)
Commercial multiple peril	$815.3	33.1%
Commercial automobile	322.7	13.1
Workers' compensation	311.1	12.6
Other commercial lines:
Inland marine	245.6	10.0
AIX program business	214.4	8.7
Management and professional liability	213.7	8.7
Specialty property	62.1	2.5
Surety	60.3	2.5
Other	216.8	8.8
Total	$2,462.0	100.0%

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

Our small commercial, middle market and specialty businesses each constitute approximately one-third of our total Commercial Lines business. Small commercial offerings, which generally include premiums of $50,000 or less, deliver value through product expertise, local presence, and ease of doing business. Middle market accounts require greater claim and underwriting expertise, as well as a focus on industry segments where we can deliver differentiation in the market and value to agents and customers. Small and middle market accounts comprise approximately $1.6 billion of the Commercial Lines segment. Our specialty lines of business include inland marine, AIX program business, management and professional liability, surety and specialty property.

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

Personal Lines

Our Personal Lines segment generated $1.7 billion, or 32.2%, of consolidated operating revenues and $1.6 billion, or 33.2%, of net premiums written, for the year ended December 31, 2017.

The following table provides net premiums written by line of business for our Personal Lines segment.

	Net Premiums
YEAR ENDED DECEMBER 31, 2017	Written	% of Total
(in millions, except ratios)
Personal automobile	$1,041.6	63.2%
Homeowners	566.9	34.4
Other	38.6	2.4
Total	$1,647.1	100.0%

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

Chaucer

Our Chaucer segment generated $0.9 billion, or 17.7%, of consolidated operating revenues and $0.8 billion, or 17.1%, of net premiums written, for the year ended December 31, 2017.

The following table provides net premiums written by line of business for our Chaucer segment.

	Net Premiums
YEAR ENDED DECEMBER 31, 2017	Written	% of Total
(in millions, except ratios)
Treaty	$272.1	32.0%
Marine, aviation and political	233.9	27.6
Casualty	204.1	24.0
Energy	93.4	11.0
Property	45.6	5.4
Total	$849.1	100.0%

The Chaucer segment is comprised of international business, written through Lloyd’s, including:

Treaty encompasses a broad range of property, marine and energy, accident and health and casualty exposures worldwide. Property comprises mainly catastrophe and risk excess of loss for personal, commercial, excess and surplus lines carriers, as well as engineering, which comprises a select portfolio reinsured on an excess of loss basis. Marine and energy treaties, written on a whole account, specific or combined basis, cover similar exposures to our direct and facultative accounts. Accident & health is written on a pure accident basis for a range of major perils. U.S. casualty comprises mainly excess of loss, written on an occurrence and claims made basis, and with a focus on medical malpractice supported by workers’ compensation clash business, while international casualty treaties cover motor, employer public, professional, pecuniary and miscellaneous liabilities.

Marine, aviation and political includes worldwide direct and facultative business. The marine account provides cover for hull, liability, war, terrorism, aviation war, cargo, political risk and trade credit, specie, fine art, freight forwarders and ports and terminals. The aviation account insures airline hull and liability, general aviation, refuellers, aviation products, and satellite.

Casualty provides liability coverage worldwide for professional and commercial risks on a direct basis, including credit and bond, crime and professional liability coverage for financial institutions, medical malpractice, excess workers’ compensation and accident and health. Casualty also includes liabilities arising from previous participations on risks insured by third party Lloyd’s syndicates, which provided liability coverage to financial institutions.

Energy encompasses exploration and production, construction, downstream, operational power and renewables, insuring against physical damage, business interruption, control of well, seepage and pollution and liabilities, all written on both direct and facultative bases. Energy also includes a nuclear account, which provides coverage across the nuclear fuel cycle from raw uranium and nuclear fuel to the shipment and storage of waste, with the majority of the exposure relating to power generation at nuclear power stations. In addition to providing coverage for physical damage to civil nuclear power stations, nuclear also provides limited liability coverage.

Property includes direct and facultative coverage for commercial and industrial risks against physical damage and business interruption.

Chaucer is a specialist insurance underwriting group that participates in the Lloyd’s market through the provision of capital to support the underwriting activities of syndicates at Lloyd’s and the ownership of Chaucer Syndicates Limited (“CSL”), a managing agent. CSL manages two syndicates currently underwriting at Lloyd’s.

Chaucer provides capital to Syndicate 1084, which underwrites a range of treaty, marine, aviation and political, casualty, energy and property products for commercial clients worldwide; and Syndicate 1176, which primarily provides protection against physical damage and limited liability exposures from power generation at nuclear power stations. The energy line of business includes $19.4 million of net premiums written from Syndicate 1176. Our economic interests in Syndicates 1084 and 1176 were 100% and 57%, respectively, in both the 2017 and 2016 underwriting years.

In 2017, Chaucer created Chaucer Insurance Company DAC which is incorporated in Ireland and includes a U.K. branch, (“Chaucer Dublin”), to write a broad range of international specialty insurance and reinsurance business. This is expected to provide Chaucer’s clients with greater platform choice and flexibility, as well as supporting Chaucer’s international development.

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

Other

The Other segment consists of: Opus, which provides investment advisory services to affiliates and also manages approximately $1.5 billion of assets for unaffiliated institutions such as insurance companies, retirement plans and foundations; earnings on holding company assets; holding company and other expenses, including certain costs associated with retirement benefits due to former life insurance employees and agents; and our run-off voluntary pools business.

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

Commercial and Personal Lines

Our Commercial and Personal Lines agency distribution strategy and field structure are designed to maintain a strong focus on local markets and the flexibility to respond to specific market conditions. During 2017, we wrote 20.3% of our Commercial and Personal Lines business in Michigan and 9.4% in Massachusetts. Our structure is a key factor in the establishment and maintenance of productive, long-term relationships with well-established independent agencies. We maintain 43 local offices across 30 states. The majority of processing support for these locations is provided from Worcester, Massachusetts; Howell, Michigan; Salem, Virginia; and Windsor, Connecticut.

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

The following table provides our top Commercial and Personal Lines geographical markets based on total net premiums written in the state in 2017.

YEAR ENDED DECEMBER 31, 2017	Commercial Lines		Personal Lines		Total Commercial and Personal Lines
(in millions, except ratios)	Net Premiums Written	% of Total	Net Premiums Written	% of Total	Net Premiums Written	% of Total
Michigan	$131.9	5.4%	$701.0	42.6%	$832.9	20.3%
Massachusetts	161.6	6.6	223.8	13.6	385.4	9.4
New York	228.9	9.3	124.8	7.6	353.7	8.6
California	312.2	12.7	—	—	312.2	7.6
Illinois	111.1	4.5	91.3	5.5	202.4	4.9
Texas	193.6	7.9	—	—	193.6	4.7
New Jersey	132.5	5.4	55.2	3.4	187.7	4.6
Connecticut	53.2	2.2	80.7	4.9	133.9	3.3
Georgia	75.0	3.0	47.6	2.9	122.6	3.0
Maine	61.8	2.5	48.3	2.9	110.1	2.7
Virginia	69.0	2.8	33.2	2.0	102.2	2.5
Indiana	48.9	2.0	33.7	2.0	82.6	2.0
Florida	81.6	3.3	—	—	81.6	2.0
Wisconsin	44.4	1.8	33.2	2.0	77.6	1.9
Tennessee	46.9	1.9	30.7	1.9	77.6	1.9
Louisiana	38.9	1.6	36.1	2.2	75.0	1.8
New Hampshire	40.8	1.6	33.7	2.0	74.5	1.8
Ohio	36.8	1.5	26.5	1.6	63.3	1.5
Minnesota	62.8	2.5	—	—	62.8	1.5
North Carolina	59.7	2.4	2.8	0.2	62.5	1.5
Other	470.4	19.1	44.5	2.7	514.9	12.5
Total	$2,462.0	100.0%	$1,647.1	100.0%	$4,109.1	100.0%

We manage our Commercial Lines portfolio, which includes our core and specialty businesses, with a focus on growth from the most profitable industry segments within our underwriting expertise. Our core business is generally comprised of several coordinated commercial lines of business, including small and middle market accounts, which include targeted industry segments. Such business is split between small accounts, generally having less than $50,000 in premium, and middle market accounts, those with premium over $50,000, with most middle market accounts having less than $250,000 of premium. Additionally, we have multiple specialty lines of business, which include inland marine, AIX program business, management and professional liability, surety and specialty property. The Commercial Lines segment seeks to maintain strong agency relationships as a strategy to secure and retain our agents’ best business. We monitor quality of business written through ongoing quality review efforts, accountability for which is shared at the local, regional and corporate levels.

We manage Personal Lines business with a focus on acquiring and retaining quality accounts. Currently, approximately 83% of our policies in force are account business. Approximately 56% of our Personal Lines net premium written is generated in the combined states of Michigan and Massachusetts. In Michigan, based upon direct premiums written for 2017, we underwrite approximately 6% of the state’s total market.

Approximately 67% of our Michigan Personal Lines business is in the personal automobile line and 32% is in the homeowners line. Michigan business represents approximately 45% of our total personal automobile net premiums written and 39% our total homeowners net premiums written. In Michigan, we are a principal market for many of our appointed agencies, with approximately $1.9 million of total direct premiums written per agency in 2017.

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

We have an international network of offices to improve our access to high quality risks worldwide. This is expected to improve the diversification of our underwriting and our ability to manage our portfolio. We have offices in Denmark to improve access to business opportunities in Continental Europe; in Dubai, opened in 2017, to improve access to Middle Eastern and North African business; in Singapore, which includes an underwriting presence in China and Labuan, Malaysia to improve access to business opportunities in the Asia region; and in Miami, Florida to provide underwriting representation for business opportunities from Latin America. In 2017, we also established Chaucer Dublin to write international specialty insurance and reinsurance business. This will provide Chaucer’s clients with greater platform choice and flexibility, as well as supporting Chaucer’s international development.

Chaucer also writes business through two underwriting agencies, Lonham Group Limited (“Lonham”) in the U.K., which was acquired in 2015 and distributes cargo and freight liability products for Chaucer, and SLE Holdings Limited (“SLE”) in Australia, which was acquired in 2017 and distributes specialty property and casualty products for a number of insurance companies, including Chaucer.

In 2016, Chaucer launched a strategic partnership with AXA to develop specialty business in Africa, with Syndicate 1084 underwriting the specialty risks generated by AXA’s African network.

The following table provides a geographical breakdown of Chaucer’s total gross premiums written (“GPW”) based on the location of risk:

YEAR ENDED DECEMBER 31, 2017	% of Total GPW in Chaucer Segment
United States	26.5%
Americas, excluding the United States	12.1
Asia Pacific	6.6
Middle East and Africa	6.5
Europe	4.9
United Kingdom	2.0
Worldwide and other (1)	41.4
Total	100.0%

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

We market Chaucer product offerings through insurance brokers in the Lloyd’s specialty market, which provides access to business from clients and coverholders. We are able to attract business through our recognized capability to serve as the lead underwriter in most classes we write, particularly in classes where such lead ability is sought by clients and recognized by following underwriters. This requires significant underwriting and claims handling expertise in very specialized lines of business. Our competitors include large international insurance companies and other Lloyd’s managing underwriters. Broker relationships that are ten percent or more of total Chaucer 2017 gross premiums written are with Aon Benfield (18%), Marsh & McLennan Companies (15%), Willis Group (11%) and JLT Group (11%).

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

CATASTROPHES

We are subject to claims arising out of catastrophes, which historically have had a significant impact on our results of operations and financial condition. Coverage for such events is a core part of our business, and we expect to experience catastrophe losses in the future, which could have a material adverse impact on our financial results and position. Catastrophes can be caused by various events, including, among others, hurricanes, tornadoes and other windstorms, earthquakes, hail, severe winter weather, fire, explosions, and terrorism. The incidence and severity of catastrophes are volatile and difficult to predict.

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

REINSURANCE

Reinsurance Program Overview

We maintain ceded reinsurance programs designed to protect against large or unusual loss and LAE activity. We utilize a variety of proportional and non-proportional reinsurance agreements, which are intended to control our individual policy and aggregate exposure to large property and casualty losses, stabilize earnings and protect capital resources. These programs include facultative reinsurance (to limit exposure on a specified policy); specific excess and proportional treaty reinsurance (to limit exposure on individual policies or risks within specified classes of business); and catastrophe excess of loss reinsurance (to limit exposure to any one event that might impact more than one individual contract). Our proportional reinsurance includes quota share and surplus share agreements. Our non-proportional reinsurance includes excess of loss and stop loss reinsurance agreements.

Catastrophe reinsurance protects us, as the ceding insurer, from significant losses arising from a single event including, among others, hurricanes, tornadoes and other windstorms, earthquakes, hail, severe winter weather, fire, explosions and terrorism. We determine the appropriate amount of reinsurance based upon our evaluation of the risks insured, exposure analyses prepared by consultants, our risk appetite and on market conditions, including the availability and pricing of reinsurance. Although we believe our catastrophe reinsurance program, including our retention and co-participation amounts for 2018, is appropriate given our surplus level and the current reinsurance pricing environment, there can be no assurance that our reinsurance program will provide coverage levels that will prove adequate should we experience losses from one significant or several large catastrophes during 2018. Additionally, as a result of the current economic environment, as well as losses incurred by reinsurers in the past several years, the availability and pricing of appropriate reinsurance programs may be adversely affected in future renewal periods. We may not be able to pass these costs on to policyholders in the form of higher premiums or assessments.

We cede to reinsurers a portion of our risk based upon insurance policies subject to such reinsurance. Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to us. We believe that the terms of our reinsurance contracts are consistent with industry practice in that they contain standard terms with respect to lines of business covered, limit and retention, arbitration and occurrence. We believe our reinsurers are financially sound, based upon our ongoing review of the financial strength ratings assigned to them by rating agencies, their reputations in the reinsurance marketplace, our collections history, advice from third parties, and the analysis and guidance of our reinsurance advisors.

Although we exclude coverage of nuclear, chemical or biological events from the Personal Lines and Commercial Lines policies we write in the U.S., we are statutorily required to provide this coverage in our workers’ compensation policies. We have workers’ compensation reinsurance coverage under our casualty reinsurance treaty of approximately $80 million for terrorism losses, limited to approximately $10 million for losses that result from nuclear, chemical or biological events. All other U.S.-based exposure or treaties exclude such coverage. Further, under The Terrorism Risk Insurance Program Reauthorization Act of 2015 (“TRIPRA”), our retention of U.S. domestic losses in 2018 from such events, if deemed certified terrorist events, is limited to 18% of losses in excess of an approximate $412 million deductible, up to a combined annual aggregate limit for the federal government and all insurers of $100 billion. Such events could be material to our financial position or results of operations. See also “Terrorism” below for additional information.

Reference is made to Note 16 — “Reinsurance” in the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K. Reference is also made to “Involuntary Residual Markets”.

Commercial and Personal Lines

Our 2018 reinsurance program for our Commercial Lines and Personal Lines segments is substantially consistent with our 2017 program design. The following discussion summarizes both our 2017 and 2018 reinsurance programs for our Commercial Lines and Personal Lines segments (excluding coverage available under the U.S. federal terrorism program which is described under “Terrorism”), but does not purport to be a complete description of the program or the various restrictions or limitations which may apply:

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
•

The property per risk excess of loss treaty provides coverage, on a per risk basis, up to $100 million, less a $2 million retention, with co-participations for the second half of 2017 and the first half of 2018 of up to 7.5% for reinsurance placed in the $2 million to $3 million layer and no co-participation for reinsurance placed in the $3 million to $100 million layer.

•

The casualty excess of loss treaty provides coverage, on a per occurrence basis for each loss, up to $75 million less a $2 million retention, with no co-participation. Umbrella and excess liability lines share coverage with casualty lines within the $2 million to $10 million layers, subject to a maximum umbrella limit of $5 million. There is also separate umbrella and excess liability only coverage that provides protection for the $5 million to $25 million layer. The casualty program provides coverage for management liability and healthcare lines in a $1 million to $2 million layer, with co-participations ranging from 45% to 50%.

•

For 2017 and 2018, Commercial Lines segments are further protected by excess of loss treaty agreements for specific lines of business. For example, the surety and fidelity bond excess of loss treaty provides coverage, on a per principal basis, up to $40 million, less a $5 million retention, with co-participations of 30% for the $5 million to $12.5 million layer and no co-participation for the $12.5 million to $40 million layer.

•

In addition to certain layers of coverage from our Commercial and Personal Lines segment reinsurance program as described above, the Commercial Lines AIX Holdings, Inc. (“AIX”) program business also includes surplus share, quota share, excess of loss, stop loss, facultative and other forms of reinsurance that cover the writings from AIX specialty and proprietary programs. There are approximately 51 different AIX programs, and the reinsurance structure is customized to fit the exposure profile for each program.

Our intention is to renew the surety and fidelity bond treaty, the property per risk excess of loss treaty and the property catastrophe treaty in July 2018 with the same or similar terms and conditions, but there can be no assurance that we will be able to maintain our current levels of reinsurance, pricing and terms and conditions. Our 2018 casualty excess of loss treaty is effective January 1, 2018 for a twelve month period.

Chaucer

Chaucer’s 2018 reinsurance program is substantially consistent with the 2017 program design. The 2017 and 2018 Chaucer reinsurance programs contain a combination of reinsurance treaties that either provide coverage across several lines or are specific to individual lines of business or classes of business within certain lines. Generally, for each line or class of Chaucer’s business, there are a variety of proportional, excess of loss (mainly occurrence basis), stop loss, facultative and other treaty forms, which work in conjunction to manage against severity, and to a certain extent, frequency. Chaucer’s 2018 net retentions are generally consistent with the 2017 levels.

The Chaucer programs described below are substantially in place as of February 1, 2018 and we expect to implement throughout the year any remaining parts of the program as described; however, there can be no assurances that we will be successful in placing reinsurance for each line as planned. The following discussion summarizes both our 2017 and 2018 reinsurance programs for the Chaucer segment, but does not purport to be a complete description of the program or the various restrictions or limitations which may apply. The limit figures below are presented net of any applicable treaty co-participation.

We purchase proportional and non-proportional reinsurance, which is intended to provide sufficient underwriting capacity to effectively conduct business in the Lloyd’s market and to protect against frequency and severity of losses.

For the property lines reinsurance coverage in 2017 and 2018:

•

The direct property catastrophe occurrence reinsurance for selected international territories provides coverage up to approximately $45 million for both years, less first loss retentions of approximately $8 million and $10 million, respectively.

•

The assumed property catastrophe reinsurance for selected international territories provides coverage up to approximately $140 million for both years, less retentions of approximately $15 million for both years. Additionally, the assumed property catastrophe occurrence reinsurance for the United States provides coverage up to approximately $150 million for both years, less retentions of approximately $25 million for both years.

•	The direct property per risk excess of loss reinsurance provides coverage up to approximately $15 million for both years, less retentions of approximately $3 million for both years.
•	The assumed property per risk excess of loss reinsurance provides coverage up to approximately $10 million for both years, less retentions of approximately $5 million for both years.

The international casualty direct and facultative portfolio has reinsurance coverage in 2017 and 2018 of up to approximately $50 million for both years, less retentions of approximately $2 million for both years. The US casualty treaty portfolio has workers’ compensation catastrophe reinsurance coverage of up to $78 million in 2017 and 2018, less retentions of $8 million for both years.

For the energy, marine and aviation lines reinsurance coverage in 2017 and 2018:

•	The nuclear energy lines occurrence reinsurance provides coverage up to approximately $182 million, less retentions of approximately $48 million for both years, at consistent rates of exchange.
•	The non-nuclear energy lines occurrence reinsurance provides coverage up to approximately $130 million, less retentions of approximately $13 million for both years.
•	The direct marine lines excess of loss reinsurance provides coverage, on a per occurrence basis, up to approximately $105 million, less retentions of approximately $5 million for both years.
•	The assumed marine excess of loss reinsurance provides coverage, on an occurrence basis, up to approximately $42 million, less retentions of approximately $6 million for both years.
•	The direct political violence lines reinsurance provides coverage, on a per occurrence basis, up to approximately $115 million, less retentions of approximately $8 million for both years.
•

The direct political risks lines reinsurance provides coverage on a per risk basis, up to approximately $15 million for both years, less retentions of $3 million for both years. The direct credit lines reinsurance provides coverage on a per risk basis, up to approximately $8 million and $10 million, respectively, less retentions of $3 million for both years. In addition, event coverage is provided for both lines of business up to $33 million, less retentions of $13 million for both years.

•	The aviation lines reinsurance provides coverage, on a per occurrence basis, up to approximately $68 million, less retentions of approximately $3 million for both years.

For Chaucer’s 2017 U.S. casualty treaty lines, we have entered into a whole account aggregate excess of loss contract.  The contract covers the U.S. casualty treaty lines exposures, except specialty risks and workers’ compensation clash, and provides coverage up to a 115% loss ratio, less retention of a 45% loss ratio. This contract is placed with an order of 70% and also includes a loss corridor, whereby we retain 9% in excess of an 84.5% loss ratio. For 2018, we expect to renew this treaty with similar coverage, terms and conditions.

Reinsurance Recoverables

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

Other than our investment portfolio, the single largest asset class is our reinsurance receivables, which consist of our estimate of amounts recoverable from reinsurers with respect to losses incurred to date (including losses incurred but not reported) and unearned premiums, net of amounts estimated to be uncollectible. These estimates are expected to be revised at each reporting period and such revisions, which could be material, affect our results of operations and financial position. Reinsurance recoverables include amounts due from both United States and state mandatory reinsurance or other risk sharing mechanisms, and private reinsurers to whom we have voluntarily ceded business.

We are subject to concentration of risk with respect to reinsurance ceded to various mandatory residual markets, facilities and pooling mechanisms. As a condition to conduct business in various states, we are required to participate in residual market mechanisms, facilities and pooling arrangements which usually are designed to provide insurance coverages to individuals or other entities that are otherwise unable to purchase such coverage voluntarily or at rates deemed reasonable. These market mechanisms, facilities and pooling arrangements comprise $943.6 million of our total reinsurance recoverables on paid and unpaid losses and unearned premiums at December 31, 2017 and include, among others, the Michigan Catastrophic Claims Association (“MCCA”).

The MCCA is a mandatory reinsurance association which reinsures claims under Michigan’s unlimited personal injury protection coverage which is required under all Michigan automobile insurance policies. The MCCA reinsures all such claims in excess of a statutorily established company retention, currently $555,000. Funding for MCCA comes from assessments against automobile insurers based upon their share of insured automobiles in the state. Insurers are allowed to pass along this cost to Michigan automobile policyholders. This recoverable accounted for 63% and 64% of our total personal automobile gross reserves at December 31, 2017 and 2016, respectively. Reinsurance recoverables related to MCCA were $930.6 million and $911.2 million at December 31, 2017 and 2016, respectively. Because the MCCA is supported by assessments permitted by statute, and there have been no significant uncollectible balances from MCCA identified during the three years ending December 31, 2017, we believe that we have no significant exposure to uncollectible reinsurance balances from this entity.

In addition to the reinsurance ceded to various residual market mechanisms, facilities and pooling arrangements we have $2,113.4 million of reinsurance assets due from traditional reinsurers as of December 31, 2017. These amounts are due principally from highly-rated reinsurers, defined as rated A- or higher by A.M. Best Rating Agency or other equivalent rating. The following table displays balances recoverable from our ten largest reinsurance groups at December 31, 2017, along with the group’s rating from the indicated rating agency. The contractual obligations under reinsurance agreements are typically with individual subsidiaries of the group or syndicates at Lloyd’s and are not typically guaranteed by other group members or syndicates at Lloyd’s. Reinsurance recoverables are comprised of paid losses recoverable, outstanding losses recoverable, incurred but not reported losses recoverable, and ceded unearned premium.

REINSURERS	A.M. Best Rating	Reinsurance Recoverable
(in millions)
Lloyd's Syndicates	A	$526.3
HDI Group	A	153.5
Alleghany Corporation	A	144.3
XL Group PLC	A	136.8
Munich Reinsurance Companies	A+	131.8
Swiss Re Ltd.	A+	80.2
Toa Reinsurance Company Ltd.	A	66.6
Partner Re Ltd. Companies	A	65.3
Third Point Reinsurance Ltd.	A-	60.3
Aspen Insurance Holdings Ltd.	A	51.0
Subtotal		1,416.1
All other reinsurers		697.3
Residual markets, facilities and pooling arrangements		943.6
Total		$3,057.0

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

We have established a reserve for uncollectible reinsurance of $9.7 million as of December 31, 2017, or 0.3% of the total reinsurance recoverable balance, which was determined by considering reinsurer specific default risk on paid and unpaid recoverables as indicated by their financial strength ratings, any ongoing solvency issues, any current risk of dispute on paid recoverables, our collection experience and the development of our ceded loss reserves. There have been no significant balances determined to be uncollectible and thus no significant charges recorded during 2017 for uncollectible reinsurance recoverables.

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

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE RESERVE DEVELOPMENT

Information regarding loss and loss adjustment expense reserve development appears in Note 17 – “Liabilities For Outstanding Claims, Losses and Loss Adjustment Expenses” in the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K. Additionally, see “Reserve for Losses and Loss Adjustment Expenses” in Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K for discussion of prior year development.

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

The Terrorism Risk Insurance Act of 2002 established the Terrorism Risk Insurance Program (the “U.S. Program”). Coverage under the U.S. Program applies to workers’ compensation, commercial multiple peril and certain other Commercial Lines policies for U.S. direct written policies. TRIPRA extended the U.S. Program through December 31, 2020. All commercial property and casualty insurers licensed in the U.S. participate in the program. Under the program, a participating issuer, in exchange for making terrorism insurance available, may be entitled to be reimbursed by the Federal Government for a portion of its aggregate losses. The U.S. Program does not cover losses in surety, Personal Lines or certain other lines of business. Losses caused by terrorist acts are not excluded from homeowners or personal automobile policies.

As required by the current U.S. Program, we offer policyholders in specific lines of commercial insurance the option to elect terrorism coverage. In order for a loss to be covered under the U.S. Program, the loss must meet aggregate industry loss minimums and must be the result of an act of terrorism as certified by the Secretary of the Treasury in consultation with the Secretary of Homeland Security and the U.S. Attorney General. Losses from acts which do not qualify or are not so certified will not receive the benefit of the U.S. Program and in fact, may be deemed covered losses whether or not terrorism coverage was purchased. The current U.S. Program requires insurance carriers to retain 18% of any claims from a certified terrorist event in excess of the federally mandated deductible in 2018, subject to an annual industry-wide cap of $100 billion. This retention will increase by 1% each calendar year until it reaches 20% in 2020. The federally mandated deductible represents 20% of direct earned premium for the covered lines of business of the prior year. In 2017, our deductible was $396 million, which represents 18.2% of year-end 2016 statutory policyholder surplus of our U.S. domestic insurers, and is estimated to be $412 million in 2018, representing 19.8% of 2017 year-end statutory policyholder surplus.

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

In addition, as a condition to writing business in certain states, insurers are required to participate in various pools or risk sharing mechanisms or to accept certain classes of risk, regardless of whether such risks meet its underwriting requirements for voluntary business. Some states also limit or impose restrictions on the ability of an insurer to withdraw from certain classes of business. For example, Massachusetts, New York and California each impose material restrictions on a company’s ability to materially reduce its exposures or to withdraw from certain lines of business in their respective states. The state insurance departments can impose significant charges on an insurer in connection with a market withdrawal or refuse to approve withdrawal plans on the grounds that they could lead to market disruption. Laws and regulations that limit cancellation and non-renewal of policies or that subject withdrawal plans to prior approval requirements may significantly restrict our ability to exit unprofitable markets.

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

Chaucer

Chaucer is regulated by both the Prudential Regulation Authority (“PRA”) and the Financial Conduct Authority (“FCA”), that together have responsibility for the U.K. financial services industry, including insurers, insurance intermediaries and the Lloyd’s market. The PRA is responsible for the prudential supervision of, among other financial institutions, the Lloyd’s market, with a particular focus on financial stability. The FCA focuses on conduct of business issues, with a particular focus on consumer protection and market integrity. In addition, Chaucer is supervised by the Council of Lloyd’s, which is the franchisor for all Lloyd’s operations.

Chaucer launched Chaucer Dublin, an Irish-regulated insurance company, in 2017. The regulator is the Central Bank of Ireland. The company also has a U.K. branch, which is authorized and regulated by the Central Bank of Ireland and subject to limited regulation by the FCA.

Chaucer also writes business through two underwriting agencies, Lonham in the U.K., which was acquired in 2015 and distributes cargo and freight liability products for Chaucer, and SLE in Australia, which was acquired in 2017 and distributes specialty property and casualty products for a number of insurance companies, including Chaucer. Both underwriting agencies are authorized and regulated by their respective regulatory bodies; the PRA and FCA in the U.K. for Lonham, and the Australian Securities and Investments Commission in Australia for SLE.

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

Other

In addition to the U.K. and E.U. regulations, Chaucer is subject to regulation in the U.S through the Lloyd’s market. The Lloyd’s market has licenses to engage in insurance business in Illinois, Kentucky and the U.S. Virgin Islands and operates as an eligible excess and surplus lines insurer in all other states and territories. Lloyd’s is also an accredited reinsurer in all U.S. states and territories. Lloyd’s maintains various trust funds in the state of New York to protect its U.S. business and is subject to regulation by the New York Insurance Department, which acts as the domiciliary department for Lloyd’s U.S. trust funds. There are also deposit trust funds in other U.S. states to support Lloyd’s excess and surplus lines insurance and reinsurance business.

Chaucer also conducts business worldwide through its Lloyd’s licenses and is subject to the laws and regulations of the territories involved, in addition to those of associated international bodies, including the United Nations, the E.U. and the U.S. These laws and regulations include trade controls, international sanctions and rules to reduce the risk of financial crime; for which non-compliance can result in criminal liability, fines, penalties, loss of business, reputational harm, and other costs. Chaucer has systems and controls in place to reduce the risks and ensure compliance with the relevant laws and regulations involved.

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

With respect to FAIR plans and other similar property insurance shared market mechanisms that have significant exposures, it is difficult to accurately estimate our potential financial exposure for future events. Assessments following a large coastal event, particularly one affecting Massachusetts, New York, California or North Carolina, could be material to our results of operations. Our participation in such shared markets or pooling mechanisms is generally proportional to our direct writings for the type of coverage written by the specific pooling mechanism in the applicable state or other jurisdiction. For example, we are subject to mandatory participation in the Michigan Assigned Claims (“MAC”) facility. MAC is an assigned claim plan covering people injured in uninsured motor vehicle accidents. Our participation in the MAC facility is based on our share of personal and commercial automobile direct written premium in the state and resulted in underwriting losses of $13.1 million in 2017, $11.7 million in 2016 and $12.1 million in 2015. There were no other mandatory residual market mechanisms that were significant to our 2017, 2016 or 2015 results of operations.

RESERVE FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

Reference is made to “Results of Operations - Segments – Reserve for Losses and Loss Adjustment Expenses” of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K. See also Note 17 – “Liabilities for Outstanding Claims, Losses and Loss Adjustment Expenses” in the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K.

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

DECEMBER 31	2017	2016	2015
(in millions)
U.S. Statutory reserve for losses and LAE	$3,717.8	$3,402.1	$2,995.6
U.K. Statutory reserve for losses and LAE	2,686.5	2,289.4	2,369.4
Total Statutory reserve for losses and LAE	6,404.3	5,691.5	5,365.0
U.S. GAAP adjustments:
Reinsurance recoverables on unpaid losses of our U.S. insurance subsidiaries	1,455.0	1,349.2	1,295.3
Reserves for discontinued operations	(112.6)	(88.8)	(89.2)
Other	(1.7)	(2.5)	3.3
U.S. GAAP reserve for losses and LAE	$7,745.0	$6,949.4	$6,574.4

Reserves for discontinued operations of our U.S. insurance subsidiaries are included in liabilities of discontinued operations for U.S. GAAP and loss and loss adjustment expenses for Statutory reporting.

DISCONTINUED OPERATIONS

Discontinued operations primarily include our discontinued accident and health business and our former life insurance businesses.

The discontinued accident and health business includes interests in 24 accident and health reinsurance pools and arrangements that we retained subsequent to the sale of First Allmerica Financial Life Insurance Company (“FAFLIC”) in 2009, all of which were assumed by Hanover Insurance in connection with the transaction. We ceased writing new premiums in this business in 1999, subject to certain contractual obligations. The reinsurance pool business consists primarily of long-term care, the medical and disability portions of workers’ compensation risks, assumed personal accident, individual medical, long-term disability, and special risk business. This business also includes residual health insurance policies. Total reserves for the assumed accident and health business were $112.6 million at December 31, 2017. The long-term care pool accounts for approximately 67% of our reserves as of December 31, 2017.  Assets and liabilities related to the discontinued accident and health business are reflected as assets and liabilities of discontinued operations.

Loss estimates associated with substantially all of the discontinued accident and health business are provided by managers of each pool. We adopt reserve estimates for this business that consider this information, expected returns on assets assigned to this business and other facts. We update these reserves as new information becomes available and further events occur that may affect the ultimate resolution of unsettled claims. Based on information provided to us by the pool managers, we believe that the reserves recorded related to this business are adequate. However, since reserve and claim cost estimates related to the discontinued accident and health business are dependent on several assumptions, including, but not limited to, morbidity, lapses, future premium rates, future health care costs, persistency of medical care inflation and investment performance, and these assumptions can be impacted by technical developments and advancements in the medical field and other factors, there can be no assurance that the reserves established for this business will prove sufficient. Revisions to these reserves could have a material adverse effect on our results of operations for a particular quarterly or annual period or on our financial position.  See also “Risk Factors” in Part I – Item 1A of this Form 10-K.

Our long-term care pool accounts for the majority of our remaining reinsurance pool business. The potential risk and exposure of our long-term care pool is based upon expected estimated claims and payment patterns, using assumptions for, among other things, morbidity, lapses, future premium rates, and the interest rate used for discounting the future projected cash flows. The long-term exposure of this pool depends upon how our actual experience compares with these future cash flow projection assumptions. During the fourth quarter of 2017, we received updated future cash flow projections from the manager of our long-term care pool that reflected a significant increase in projected claim costs. As a result of this deterioration in morbidity, partially offset by an expectation of more favorable future premium rate increases, we increased our long-term care pool reserves by $23.3 million, before tax, during the fourth quarter.

Our former life insurance businesses include indemnity obligations and other activities that were not significant to our 2017, 2016 or 2015 results of discontinued operations.

Discontinued operations, in total, generated a net loss of $16.8 million, net of tax, during 2017, primarily related to our long-term care pool.

INVESTMENT PORTFOLIO

We manage our investment portfolio, including the selection and monitoring of external asset managers for our non-U.S. dollar fixed maturity portfolios, U.S. commercial mortgage loan participations and certain other investments. We select and monitor managers based on investment style, performance and corporate governance. Our investments are generally of high quality and our fixed maturities and equities are broadly diversified across sectors of the fixed income and equity markets. Our overall investment strategy is intended to balance investment income with credit and interest rate risk, while maintaining sufficient liquidity and providing the opportunity for capital growth. The asset allocation process takes into consideration the types of business written and the level of surplus required to support our different businesses and the risk return profiles of the underlying asset classes. We look to balance the goals of capital preservation, net investment income stability, liquidity and total return.

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

Investments held by our insurance subsidiaries are subject to diversification requirements under state insurance laws and other regulatory requirements. Our investment strategy is based on our asset/liability profile, including duration, convexity and other characteristics within specified risk tolerances. The investment portfolio duration is approximately 4.3 years. We seek to maintain sufficient liquidity to support our cash flow requirements by monitoring the cash requirements associated with our insurance and corporate liabilities, laddering the maturities within the portfolio, closely monitoring our investment durations, holding high quality liquid public securities and managing the purchases and sales of assets.

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

EMPLOYEES

As of December 31, 2017, we had approximately 4,600 employees, with approximately 4,200 located in the United States, and 400 internationally, almost all of whom are located in the United Kingdom. We believe our relations with employees are good.

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

The property and casualty insurance industry historically has been subject to significant fluctuations and uncertainties. Our profitability is affected significantly by the following items:

•

increases in costs, particularly increases occurring after the time our insurance products are priced, including construction, automobile repair, and medical and rehabilitation costs. This includes inflation and “cost shifting” from health insurers to casualty and liability insurers (whether as a result of an increasing number of injured parties without health insurance, coverage changes in health policies to make such coverage secondary to casualty policies, the further implementation or the repeal of national healthcare legislation, lower reimbursement rates for the same procedure by health insurers or government-sponsored insurance, or the implementation of the Medicare Secondary Payer Act, which imposes reporting and other requirements with respect to medical and related claims paid for Medicare eligible individuals). As it relates to construction, there are often temporary increases in the cost of building supplies and construction labor after a significant event (for example, so called “demand surge” that causes the cost of labor, construction materials and other items to increase in a geographic area affected by a catastrophe). In addition, we are limited in our ability to negotiate and manage reimbursable expenses incurred by our policyholders;

•	competitive and regulatory pressures, which affect the prices of our products and the nature of the risks covered;
•	volatile and unpredictable developments, including severe weather, catastrophes, terrorist actions, geopolitical developments and global conflicts;
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

•

fluctuations in interest rates, as a result of a change in monetary policy or otherwise, inflationary pressures, default rates, commodity prices, foreign exchange rates and other factors that affect net income, including with respect to investment returns and operating results for certain of our lines of business such as trade credit; and

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

The inherent uncertainties of estimating reserves are greater for certain types of property and casualty insurance lines. These include automobile bodily injury liability, automobile personal injury protection, and workers’ compensation, where a longer period of time may elapse before a definitive determination of ultimate liability may be made, environmental liability, where the technological, judicial and political climates involving these types of claims are continuously evolving, and casualty coverages such as professional liability. There is also greater uncertainty in establishing reserves with respect to new business, particularly new business that is generated with respect to newer product lines, such as our management and professional liability, healthcare, and cyber-risk lines, by newly appointed agents, or in geographies where we have less experience in conducting business. In these cases, there is less historical experience or knowledge and less data upon which the actuaries can rely. Estimating reserves is further complicated by unexpected claims or unintended coverages that emerge due to changing conditions. These emerging issues may increase the size or number of claims beyond our underwriting intent and may not become apparent for many years after a policy is issued. These losses are reflected as prior year reserve development. Although we undertake underwriting actions designed to limit losses once emerging issues are identified, we remain subject to losses on policies issued during those years preceding the underwriting actions.

Additionally, the introduction of new Commercial Lines products, the development of new niche and specialty lines and the introduction of new or expanded lines of business at Chaucer, present new risks. Certain new specialty products, such as the human services program, non-profit directors and officers liability and employment practices liability policies, lawyers and other professional liability policies, healthcare lines and directors and officers coverage may also require a longer period of time (the so-called “tail”) to determine the ultimate liability associated with the claims and may produce more volatility in our results and less certainty in our accident year reserves. Some lines of business, such as surety, are less susceptible to establishing reserves based on actuarial or historical experience and losses may be episodic, depending on economic and other factors.

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

Underwriting results and operating income could be adversely affected by further changes in our net loss and LAE estimates related to significant events or emerging risks, such as risks related to attacks on or breaches of cloud-based data information storage or computer network systems (“cyber-risks”), privacy regulations or disruptions caused by major power grid failures or widespread electrical and electronic equipment failure due to aging infrastructure, natural factors like hurricanes, earthquakes, wildfires, solar flares and pandemic or man-made factors like terrorism.

Estimating losses following any major catastrophe or with respect to emerging claims is an inherently uncertain process. Factors that add to the complexity of estimating losses from these events include the legal and regulatory uncertainty, the complexity of factors contributing to the losses, delays in claim reporting, and with respect to areas with significant property damage, the impact of “demand surge” and a slower pace of recovery resulting from the extent of damage sustained in the affected areas due, in part, to the availability and cost of resources to effect repairs. Emerging claims issues may involve complex coverage, liability and other costs which could significantly affect LAE. As a result, there can be no assurance that our ultimate costs associated with these events or issues will not be substantially different from current estimates (for example, actual losses arising from an event could have varied widely depending on the interpretation of various policy provisions). Investors should consider the risks and uncertainties in our business that may affect net loss and LAE reserve estimates and future performance, including the difficulties in arriving at such estimates.

Anticipated losses associated with business interruption exposure, the impact of wind versus water as the cause of loss, disputes over the extent of damage caused by hail storms, supplemental payments on previously closed claims caused by the development of latent damages or new theories of liability and inflationary pressures leading to claims cost escalation could also have a negative impact on future loss reserve development.

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

We generate a significant portion of our U.S. property and casualty insurance net premiums written and earnings in Michigan, Massachusetts and other states in the Northeast, including New York. In addition, a significant amount of Commercial Lines’ net written premium is generated in California. For the year ended December 31, 2017, approximately 20% and 9% of our net premiums written in our U.S. property and casualty business were generated in the states of Michigan and Massachusetts, respectively. Many states in which we do business impose significant rate control and residual market charges, and restrict an insurer’s ability to exit such markets. The revenues and profitability of our property and casualty insurance subsidiaries are subject to prevailing economic, regulatory, demographic and other conditions, including adverse weather in Michigan and the Northeast. Because of our geographic concentration in certain regions, our business as a whole could be significantly affected by changes in the economic, regulatory and other conditions in such areas.

Further, certain new catastrophe models assume an increase in frequency and severity of certain weather events, whether as a result of potential global climate change or otherwise. Financial strength rating agencies are placing increased emphasis on capital and reinsurance adequacy for insurers with certain geographic concentrations of risk that may be subject to disproportionate risk of loss. These factors also may result in insurers seeking to diversify their geographic exposure, which could result in increased regulatory restrictions in those markets where insurers seek to exit or reduce coverage, as well as an increase in competitive pressures in less weather-exposed markets.

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

Although catastrophes can cause losses in a variety of property and casualty lines, homeowners and commercial multiple peril property insurance have, in the past, generated the vast majority of our domestic catastrophe-related claims and in our property lines for Chaucer’s international business. Our catastrophe losses have historically been principally weather-related, particularly from hurricanes, as well as snow and ice damage from winter storms. However, Chaucer’s international operations subject us to greater diversity in the types and geographic distribution of potential catastrophe losses. For example, Chaucer incurred catastrophe losses in 2017 from hurricanes Harvey, Irma and Maria and earthquakes in Mexico, in 2016 from wildfires in Canada and earthquakes in New Zealand and Ecuador, and in 2015 from a port explosion in China. Losses in 2017 also were more diverse in the lines they affected as compared to historical catastrophe losses and included casualty, energy and marine lines.

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

Similar to insurance companies, reinsurance companies can also be adversely impacted when catastrophes occur. There can be no assurance that we will be able to maintain our current levels of reinsurance coverage. In particular, and as discussed under “Reinsurance Program Overview” of this Form 10-K, not all of our 2018 reinsurance programs for the Commercial and Personal Lines and Chaucer business are fully placed. Future catastrophic events and other changes in the reinsurance marketplace, including as a result of investment losses or disruptions due to challenges in the financial markets that have occurred or could occur in the future, may adversely affect our ability to obtain such coverages, as well as adversely affect the cost of obtaining that coverage.

For the 2018 account year, Chaucer sponsored a Bermuda-based “sidecar” to provide quota share reinsurance for its property treaty business. Although this reinsurance vehicle is collateralized, there can be no assurance that in the event of claims, this vehicle will operate to reinsure Chaucer losses as designed.

Additionally, the availability, scope of coverage, cost, and creditworthiness of reinsurance could continue to be adversely affected as a result of not only new catastrophes, but also terrorist attacks and the perceived risks associated with future terrorist activities, global conflicts, including the threat of nuclear conflict, and the changing legal and regulatory environment (including changes which could create new insured risks). Federal reinsurance for terrorism risks coverage offered by insurers is available under TRIPRA, but it only applies to certified events of terrorism (as defined in TRIPRA) and contains certain caps and deductibles. Although TRIPRA coverage is in effect through December 31, 2020, should this program not be renewed or should it be modified unfavorably by the government in the future, private reinsurance for events of terrorism may not be available to us or available at reasonable or acceptable rates.

Although we monitor their financial soundness, we cannot be sure that our reinsurers will pay in a timely fashion, if at all.

We purchase reinsurance by transferring part of the risk that we have assumed (known as ceding) to reinsurance companies in exchange for part of the premium we receive in connection with the risk. As of December 31, 2017, our reinsurance receivable (including from the MCCA) amounted to approximately $3.1 billion. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the reinsured) of our liability to our policyholders or, in cases where we are a reinsurer, to our reinsureds. Accordingly, we bear counterparty risk with respect to our reinsurers. Although we monitor the credit quality of our reinsurers, we cannot be sure that they will pay the reinsurance recoverables owed to us currently or in the future or that they will pay such recoverables on a timely basis. In certain circumstances, reinsurers must generally provide collateral equal to 100% of estimated reinsurance recoverables. The collateral can serve to mitigate credit risk. In the event of losses, we may look to ‘draw-down’ on this collateral to satisfy reinsurance recoveries due to the Company, but if the collateral held is insufficient to meet those recoveries, we will be exposed to losses.

Climate change may adversely impact our results of operations.

There are concerns that the higher level of weather-related catastrophes and other losses incurred by the industry in 2017 and in prior years is indicative of changing weather patterns, whether as a result of climate-warming trends (“global climate change”) caused by human activities or otherwise, which could cause such events to persist. Increased weather-related catastrophes would lead to higher overall losses, which we may not be able to recoup, particularly in the current economic and competitive environment, and higher reinsurance costs. As noted above, certain catastrophe models assume an increase in frequency and severity of certain weather events, which could result in a disproportionate impact on insurers with certain geographic concentrations of risk. This would also likely increase the risks of writing property insurance in coastal areas, particularly in jurisdictions that restrict pricing and underwriting flexibility.

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

In most of the U.S. jurisdictions in which we operate, our property and casualty insurance subsidiaries are required to participate in mandatory property and casualty shared market mechanisms, government-sponsored reinsurance programs or pooling arrangements. These arrangements are designed to provide various insurance coverages to individuals or other entities that are otherwise unable to purchase such coverage or to support the costs of uninsured motorist claims in a particular state or region. We cannot predict whether our participation in these shared market mechanisms or pooling arrangements will provide underwriting profits or losses to us. For the year ended December 31, 2017, we experienced an underwriting loss of $13.6 million from participation in these mechanisms and pooling arrangements, compared to underwriting losses of $12.7 million and $13.2 million in 2016 and 2015, respectively. We may face similar or more significant earnings fluctuations in the future.

Additionally, increases in the number of participants or insureds in state-sponsored reinsurance pools, FAIR Plans or other residual market mechanisms, particularly in the states of Massachusetts, New York, California, North Carolina, Florida or Louisiana combined with regulatory restrictions on the ability to adequately price, underwrite, or non-renew business, as well as new legislation, or changes in existing case law, could expose us to significant exposures and risks of increased assessments from these residual market mechanisms. There could also be significant adverse impact as a result of losses incurred in those states due to hurricane exposure, as well as the declining number of carriers providing coverage in those regions. We are unable to predict the likelihood or impact of such potential assessments or other actions.

We also have credit risk associated with certain mandatory reinsurance programs such as the MCCA. The MCCA was created to fund Michigan’s unique unlimited personal injury protection benefit. As of December 31, 2017, our estimated reinsurance recoverable from the MCCA was $930.6 million. In most years, the MCCA operates with a deficit, which may fluctuate significantly based on investment returns, discount rates, incurred claims, annual assessments and other factors, although historically its annual operations have been cash flow positive.

In addition, we may be adversely affected by liabilities resulting from our previous participation in certain voluntary property and casualty assumed reinsurance pools. We have terminated participation in virtually all property and casualty voluntary pools, but remain subject to claims related to periods in which we participated. The property and casualty industry’s assumed reinsurance businesses have suffered substantial losses during the past several years, particularly related to environmental and asbestos exposure for property and casualty coverages, in some cases resulting from incidents alleged to have occurred decades ago. Due to the inherent volatility in these businesses, possible issues related to the enforceability of reinsurance treaties in the industry and the recent history of increased losses, we cannot provide assurance that our current reserves are adequate or that we will not incur losses in the future. Our operating results and financial position may be adversely affected by liabilities resulting from any such claims in excess of our loss estimates. As of December 31, 2017, our reserves totaled $38.4 million for these legacy voluntary property and casualty assumed reinsurance pools, with the largest being the Excess Casualty Reinsurance Association (ECRA) pool.

Our businesses are heavily regulated, and changes in regulation may reduce our profitability.

Our U.S. insurance businesses are subject to supervision and regulation by the state insurance authority in each state where we transact business. This system of supervision and regulation relates to numerous aspects of an insurance company’s business and financial condition, including limitations on the authorization of lines of business, underwriting limitations, the ability to utilize credit-based insurance scores or other factors in underwriting, the ability to terminate agents, supervisory and liability responsibilities for agents, the setting of premium rates, the requirement to write certain classes of business that we might otherwise avoid or charge different premium rates, restrictions on the ability to withdraw from certain lines of business or terminate policies or classes of policyholders, the establishment of standards of solvency, the licensing of insurers and agents, compensation of and contractual arrangements with, independent agents, concentration of investments, levels of reserves, the payment of dividends, transactions with affiliates, changes of control, protection of private information of our agents, policyholders, claimants and others (which may include highly sensitive financial or medical information or other private information such as social security numbers, driving records, driver’s license numbers, etc.) and the approval of policy forms. From time to time, various states and Congress have proposed to prohibit or otherwise restrict the use of credit-based insurance scores in underwriting or rating our Personal Lines business. The elimination of the use of credit-based insurance scores could cause significant disruption to our business and our confidence in our pricing and underwriting. Most insurance regulations are designed to protect the interests of policyholders rather than stockholders and other investors.

Legislative and regulatory restrictions are constantly evolving and are subject to then current political pressures. For example, following major events, states have considered, and in some cases adopted, proposals such as homeowners’ “Bill of Rights”, restrictions on storm deductibles, additional mandatory claim handling guidelines and mandatory coverages. More recently, the California Insurance Commissioner requested that all insurers operating in California voluntarily divest from any investments they may have in thermal coal and the New York Department of Financial Services enacted a comprehensive cybersecurity regulation. Such actions also occur at the federal level, such as the U.S. Department of Housing and Urban Development’s proposal that may increase the legal risk of providing homeowners and commercial residential property insurance by imposing liability for discrimination on the basis of a disparate-impact theory even without evidence of discriminatory intent. The prospects for this proposal under the current president’s administration are unknown at this time. Some states are also considering mandating owners of firearms to purchase liability insurance.

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

Also, the federal Medicare, Medicaid and SCHIP Extension Act mandates reporting and other requirements applicable to property and casualty insurance companies that make payments to or on behalf of claimants who are eligible for Medicare benefits. These requirements have made bodily injury claim resolutions more difficult, particularly for complex matters or for injuries requiring treatment over an extended period, and impose significant penalties for non-compliance and reporting errors. These requirements also have increased the circumstances under which the federal government may seek to recover from insurers amounts paid to claimants in circumstances where the government had previously paid benefits. In January 2013, the Strengthening Medicare and Repaying Taxpayers Act was signed into law and provided for implementation over a staggered period of time. We are continuing to monitor the effect of this law on our ability to settle cases and our exposure to federal recoupment claims.

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

These regulations serve to protect the customers and other third parties who deal with us and are heavily influenced by the then current political environment. If we are found to have violated an applicable regulation, administrative or judicial proceedings may be initiated against us that could result in censures, fines, civil penalties (including punitive damages), the issuance of cease-and-desist orders, premium refunds or the reopening of closed claim files, among other consequences. These actions could have a material adverse effect on our financial position and results of operations.

From time to time, Congress, as well as state, local and foreign governments, also consider legislation that could increase or modify our tax costs. For example, on December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted and includes reductions in the U.S. corporate income tax rate, changes to the cost of related party reinsurance for foreign-owned insurers, and changes to the tax base, which will impact our effective tax rate in future years. The TCJA also reduced the carrying value of our net deferred tax asset and provided for taxes on funds previously deemed to be permanently reinvested overseas. Although we have estimated the effect that the TCJA will have on our current deferred tax position, there can be no assurance that these estimates won’t change based on new interpretations of the TCJA or new information related to our current tax position. Although we believe that the TCJA will reduce our effective tax rate in future years, competitive and state regulatory pressures may force us to enact rate and pricing decreases for our insurance products, which may reduce the net benefit of the tax reduction or significantly limit our ability to realize this benefit beyond the short term.

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

Additionally, the Lloyd’s worldwide insurance and reinsurance business is subject to various regulations, laws, treaties and other applicable policies of the European Union, as well as each nation, state and locality in which it operates. Material changes in governmental requirements and laws or the continued trend towards regulatory fragmentation could have an adverse effect on Lloyd’s and its member companies, including Chaucer. Further, as we continue to expand our business into new regions, either organically or through acquisition, we become subject to the regulations and different regulatory bodies governing those locales.

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

As a specialist in Lloyd’s insurance group, Chaucer is subject to a number of specific risk factors and uncertainties, including without limitation:

•

its reliance on insurance and reinsurance brokers and Lloyd’s distribution channels to distribute and market its products (so called “coverholders”), including its reliance on four major brokers who each were responsible for ten percent or more of Chaucer’s gross written premium in 2017;

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

•	its ongoing exposure to levies and charges in order to underwrite at Lloyd’s; and
•	the requirement to maintain deposits in the U.S. for site risks it underwrites there.

Whenever a member of Lloyd’s is unable to pay its policyholder obligations, such obligations may be payable by the Lloyd’s Central Fund. If Lloyd’s determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd’s members up to 3% of a member’s underwriting capacity in any one year. We do not believe that any assessment is likely in the foreseeable future and have not provided allowance for such an assessment. However, based on our 2018 estimated underwriting capacity at Lloyd’s of £796.5 million, the December 31, 2017 exchange rate of 1.35 dollars per GBP and assuming the maximum 3% assessment, we could be assessed up to approximately $32.3 million in 2018.

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

All fifty U.S. states and the District of Columbia have insurance guaranty fund laws requiring property and casualty insurance companies doing business within the state to participate in guaranty associations. These associations are organized to pay contractual obligations under insurance policies issued by impaired or insolvent insurance companies. The associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired or insolvent insurer is engaged. Although mandatory assessments by state guaranty funds that are used to cover losses to policyholders of insolvent or rehabilitated companies can be substantially recovered through policyholder surcharges or a reduction in future premium taxes in many states (provided the collecting insurer continues to write business in such state), there can be no assurance that all funds will be recoupable in the future. During 2017, we had a total assessment of $3.9 million levied against us, with refunds of $1.0 million received in 2017 for a total net assessment of $2.9 million. As of December 31, 2017, we have $0.5 million of reserves related to guaranty fund assessments. In the future, these assessments may increase above levels experienced in the current and prior years. Future increases in these assessments depend upon the rate of insolvencies of insurance companies. An increase in assessments could adversely affect our results of operations and financial condition.

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

We distribute our products exclusively through independent agents and brokers who have the principal relationships with policyholders. Agents and brokers generally own the “renewal rights”, and thus our business model is dependent on our relationships with, and the success of, the agents and brokers with whom we do business.

We periodically review the agencies, including managing general agencies, that we do business with to identify those that do not meet our profitability standards or are not strategically aligned with our business. Following these periodic reviews, we may restrict such agencies’ access to certain types of policies or terminate our relationship with them, subject to applicable contractual and regulatory requirements that limit our ability to terminate agents or require us to renew policies. We may not achieve the desired results from these measures, and our failure to do so could negatively affect our operating results and financial position.

In addition, we could be adversely affected if the agencies, including managing general agencies, that we do business with exceed the authority that we have given them, fail to transfer premium to us or breach the obligations that they owe to us. Although we routinely monitor our agency relationships, such actions could expose us to liability and have a negative impact on our results of operations and financial condition.

Also, if agency consolidation continues at its current pace or increases in the future and more agencies are consolidated into larger agencies or managing general agencies, our sales channel could be materially affected in a number of ways, including loss of market access or market share in certain geographic areas if an acquirer is not one of our appointed agencies, loss of agency talent as the people most knowledgeable about our products and with whom we have developed strong working relationships exit the business following a disposition of an agency, increases in our commission costs as larger agencies acquire more negotiating leverage over their fees, and interfere with the core agency business of selling insurance due to integration or distraction. Any such disruption that materially affects our sales channel could have a negative impact on our results of operations and financial condition.

We may be affected by disruptions caused by the introduction of new products, related technology changes, and new operating models in Commercial Lines, Personal Lines and Chaucer businesses and recent or future acquisitions, and expansion into new geographic areas.

There are increased underwriting risks associated with premium growth and the introduction of new products or programs in our Commercial Lines, Personal Lines and Chaucer businesses. Additionally, there are increased underwriting risks associated with the appointment of new agencies and managing general agencies and with the expansion into new geographical areas, including international expansion.

The introduction of new Commercial Lines products and the development of new niche and specialty lines, presents new risks. Certain new specialty products may present longer “tail” risks and increased volatility in profitability. Our expansion into western states, including California, presents additional underwriting risks since the regulatory, geographic, natural risk, legal environment, demographic, business, economic and other characteristics of these states present challenges different from those in the states where we historically have conducted business.

Our Personal Lines production and earnings may be unfavorably affected by the continued introduction of new products, expanded risk appetites and our focus on account business (i.e., policyholders who have both automobile and homeowner insurance with us) which we believe, despite pricing discounts, will ultimately be more profitable business. We may also experience adverse selection, which occurs when insureds with larger risks purchase our products because of favorable pricing, under-pricing, operational difficulties or implementation impediments with independent agents or the inability to grow new markets after the introduction of new products or the appointment of new agents.

As we enter new states or regions or grow business, there can be no assurance that we won’t experience higher loss trends than anticipated.

Chaucer Dublin was formed to provide an alternative platform for writing certain insured risks outside the Lloyd’s framework. There can be no assurances that the anticipated benefits of operating through this platform will materialize as planned. Additionally, the expansion of Chaucer’s political risk and trade credit business and development of its accident and health business, present new risks.

We may experience difficulties with technology, data security and/or outsourcing relationships, which could have a negative impact on our ability to conduct our business.

We use computer systems to store, retrieve, evaluate and utilize customer and company data and information. Our computer, information technology and telecommunications systems, in turn, interface with and rely upon third-party systems, including cloud-based data storage. Our business is highly dependent on our ability, and the ability of certain third parties, to access these systems to perform necessary business functions, including, without limitation, providing insurance quotes, processing premium payments, making changes to existing policies, filing and paying claims, providing customer support and managing investment portfolios. Systems attacks, failures or outages could compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business and hurt our relationships with our business partners and customers. In the event of a disaster such as a natural catastrophe, an industrial accident, a blackout, a computer virus, a cyber security attack, a terrorist attack or war, or interference from solar flares, our systems or the external systems that we rely on may be inaccessible to our employees, customers or business partners for an extended period of time. Even if our employees are able to report to work, they may be unable to perform their duties for an extended period of time if our data or the systems that we rely on are disabled or destroyed or if our disaster recovery plans are inadequate or suffer from unforeseen consequences. This could result in a materially adverse effect on our business results and liquidity.

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

Our systems and the systems that we rely on, like others in the financial services industry, are vulnerable to cyber security risks, and we are subject to disruption caused by such activities. Large corporations such as ours are subject to daily attacks on their systems. Such attacks may have various goals, from seeking confidential information to causing operational disruption. Such activities could result in material disruptions to our operations and material damage to our reputation, and no assurances can be made that such attacks will not be successful. As cyber attacks become more prevalent and the methods used to perpetrate them change, we may be required to devote additional personnel, or financial or systems resources, to protecting our data security or investigating or remediating vulnerabilities. Such resources could be costly in time and expenses, and could detract from resources spent on our core property and casualty insurance operations.

Additionally, we could be subject to liability if confidential customer information is misappropriated from our computer systems, those of our vendors or others with whom we do business, or otherwise. Despite whatever security measures may be in place, any such systems may be vulnerable to physical break-ins, computer viruses, programming errors, human error, attacks by third parties or similar disruptive problems. Any well-publicized compromise of security could deter people from entering into transactions that involve transmitting confidential information, or damage our reputation, which could have a material adverse effect on our business.

We outsource certain technology and business process functions and data storage to third parties and may do so increasingly in the future. If we do not effectively develop, implement and monitor our outsourcing strategies, third-party providers do not perform as anticipated or we experience technological or other problems with a transition, we may not realize productivity improvements or cost efficiencies and may experience operational difficulties, increased costs and a loss of business. Our outsourcing of certain technology, data storage and business process functions to third parties may expose us to enhanced risk related to data security, which could result in monetary and reputational damages. In addition, our ability to receive services from third-party providers outside of the United States might be impacted by cultural differences, political instability, regulatory requirements or policies inside or outside of the United States. As a result, our ability to conduct our business might be adversely affected.

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

There can be no assurance that we will be able to successfully integrate recent and any future acquisitions or that we will not assume unknown liabilities and reserve deficiencies in connection with such acquisitions. If we are unable to successfully integrate new businesses, then we could be impeded from realizing the benefits of an acquisition. The integration process could disrupt our business, and a failure to successfully integrate newer businesses could have a material adverse effect on our business, financial condition and results of operations. The difficulties of integrating an acquisition and risks to our business include, among others:

•	unanticipated issues in integrating information, communications and other system or unknown vulnerabilities or inadequacies of an acquired company’s systems;
•	assumption of unknown and unrecorded liabilities;
•	unanticipated incompatibility of logistics, marketing and administration methods;
•	maintaining employee morale and retaining key employees;
•	integrating the business cultures of different companies;
•	preserving important strategic, reinsurance and other relationships;
•	integrating legal and financial controls in multiple jurisdictions;
•	consolidating corporate and administrative infrastructures and eliminating duplicative operations;
•	the diversion of management’s attention from ongoing business concerns;
•	integrating geographically separate organizations;
•	unexpected or overlapping concentrations of risk where one event or series of events can affect many insured parties;
•	significant transaction costs, including the effect of exchange rate fluctuations;
•	risks and uncertainties in our ability to increase the investment yield on the investment portfolio;
•	uncertainties in our ability to decrease leverage as a result of adding future earnings to our capital base;
•	risks and uncertainties regarding the volatility of underwriting results in a combined entity;
•	the ability to more efficiently manage capital;
•	the ability to improve renewal rates and increase new property and casualty policy counts;

•	the ability to increase or maintain certain property and casualty insurance rates;
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

Our operations extend to countries outside the U.S., and operating globally increases the scope of our risks and exposes us to certain additional risks, including but not limited to:

•

an expansion in the scope of the risks that our U.S. operations are subject to as an insurance company, such as risk of adverse loss development, litigation, investment risks and the possibility of significant catastrophe losses (as a result of natural disasters, nuclear accidents, severe weather and terrorism) occurring outside the U.S.;

•

compliance with a variety of national and local laws, regulations and practices of the countries where we conduct business and adherence to any changes in such laws, regulations and practices affecting the insurance industry in such countries;

•

the effect of the Brexit Referendum and related consequences on (i) Chaucer’s licensing permissions in European Union member states if Lloyd’s does not obtain alternative licensing permissions; (ii) market conditions in the U.K. and the European market; and (iii) foreign exchange volatility;

•	reduced market access in foreign markets due to increases in nationalism and protectionism sentiment;
•	adverse changes, including as a result of political instability, in the economies where we operate; and
•

requirements, such as those enforced by Her Majesty’s Treasury, Asset Freezing Unit (U.K.) and the U.S. Treasury’s Office of Foreign Asset Controls, to comply with various U.K., U.S., E.U. or other sanctions imposed on doing business with, or affecting, certain countries, their citizens, specially designated nationals or other persons doing business with any such countries or persons.

Under the foreign sanctions regimes established by the United States, Chaucer, as a non-U.S. subsidiary of THG, is permitted to engage in certain transactions which would be prohibited if engaged in by U.S. citizens or persons acting within the jurisdiction of the U.S., including our U.S. subsidiaries.  For example, under the Joint Comprehensive Plan of Action Regarding Iran’s Nuclear Program (the “JCPOA”), the U.S. Treasury Department’s Office of Foreign Assets Control issued General License H (“GLH”), which permits foreign subsidiaries, such as Chaucer, to conduct business involving Iran and Iranian assets, subject to limitations and prescriptions.  Chaucer has entered into a transaction in compliance with GLH and the following disclosure about such transaction is provided pursuant to Section 13(r) of the Securities Exchange Act of 1934, as amended:

Following Implementation Day of the JCPOA, Chaucer syndicate 1084 agreed to a 5% participation in an aviation reinsurance arrangement to reinsure Bimeh Iran (“Iran Insurance Company”), an insurer wholly-owned by the Government of Iran.  The arrangement reinsured the hull, liability and cargo risks incurred by the underlying insured, Iran Air.  The arrangement incepted in June 2016 and was renewed on June 22, 2017, when Bimeh Markazi, another insurer wholly-owned by the Government of Iran, was added as an additional reinsured.  This reinsurance arrangement has at all times been compliant with GLH.  The insuring language of the reinsurance arrangement contains a “sanctions exclusion” clause which would terminate coverage in the event Chaucer was not permitted to provide coverage under applicable law, including any subsequent changes in U.S., U.K. or other laws or regulations which would make continuation of such coverage non-compliant.  Estimated gross revenues from the reinsurance arrangement in 2016 and 2017 were $262,105 and $261,016, respectively, and revenues, net of brokerage expenses and estimated retrocession costs, were $135,459 and $170,355, respectively.  It is not possible at this time to determine the net profit from the arrangement, although as of December 31, 2017, no claims have been paid by Chaucer to either of the reinsureds.  Chaucer expects that from time to time it may enter into other such transactions provided that they continue to be permissible under GLH and not prohibited by U.S. or other applicable sanctions regimes.

Intense competition could negatively affect our ability to maintain or increase our profitability, particularly in light of the various competitive, financial, strategic, structural, informational and resource advantages that our competitors have.

We compete, and will continue to compete, with a large number of companies, including international, national and regional insurers, specialty insurance companies, so called “off-shore” companies which enjoy certain tax advantages (although certain off-shore tax advantages may not be as pronounced following U.S. tax reform in 2017), underwriting agencies and financial services institutions. We also compete with mutual insurance companies, reciprocal and exchange companies that may not have shareholders and may have different profitability targets than publicly or privately owned companies. Chaucer competes with numerous other Lloyd’s syndicates and managing agents, domestic and international insurers and government or government-sponsored insurance or reinsurance mechanisms. In recent years, there has been substantial consolidation and convergence among companies in the financial services industry, resulting in increased competition from large, well-capitalized financial services firms. Many of our competitors have greater financial, technical and operating resources than we do, greater access to “big data”, and may be able to offer a wider range of, or more sophisticated, commercial and personal line products. Some of our competitors also have different marketing, advertising and sales strategies than we do and market and sell their products to consumers directly. Some companies are seeking to protect new products with patents or other legal protections, which may create new legal exposures or limit our ability to develop competing products. In addition, competition in the U.S. and international property and casualty insurance markets has intensified over the past several years. This competition has had, and may continue to have, an adverse impact on our revenues and profitability.

A number of new, proposed or potential legislative or industry developments could further increase competition in our industry. These developments include:

•	the implementation of commercial lines deregulation in several states;
•	programs in which state-sponsored entities provide property insurance in catastrophe-prone areas or other alternative markets types of coverage; and
•

changing practices caused by the Internet, application-based programs relying on algorithms and computer modeling to underwrite policies and administer claims, and the increased usage of real time comparative rating tools and claims management processes, which have led to greater competition in the insurance business in general, particularly on the basis of price.

We could face heightened competition resulting from the entry of new competitors and the introduction of new products by new and existing competitors. Additionally, recent entries into the property and casualty marketplace by large technology companies, retail companies, so-called “Insurtech” companies and other non-traditional insurance providers, who aim to leverage their information about and direct access to customers, technology without the burden of legacy systems, access and ability to manipulate “big data,” artificial intelligence or other developing opportunities, may increase competition. Increased competition could make it difficult for us to obtain new customers, retain existing customers or maintain policies in force by existing customers. It could also result in increasing our service, administrative, policy acquisition or general expense due to the need for additional advertising and marketing of our products. In addition, our administrative, technology and management information systems expenditures could increase substantially as we try to maintain or improve our competitive position.

We compete for business not just on the basis of price, but also on the basis of product coverages, reputation, financial strength, quality of service (including claims adjustment service), experience and breadth of product offering. We cannot provide assurance that we will be able to maintain a competitive position in the markets where we operate, or that we will be able to expand our operations into new markets. If we fail to do so, our business could be materially and adversely affected.

We are rated by several rating agencies, and downgrades to our ratings could adversely affect our operations.

Our ratings are important in establishing our competitive position and marketing the products of our insurance companies to our agents and customers, because rating information is broadly disseminated and generally used throughout the industry.

Our insurance company subsidiaries are rated by A.M. Best, Moody’s, and Standard & Poor’s. These ratings reflect a rating agency’s opinion of our insurance subsidiaries’ financial strength, operating performance, strategic position and ability to meet their obligations to policyholders. These ratings are not evaluations directed to investors, and are not recommendations to buy, sell or hold our securities. Our ratings are subject to periodic review by the rating agencies, and we cannot guarantee the continued retention or improvement of our current ratings. This is particularly true given that rating agencies may change their criteria or increase capital requirements for various rating levels. In addition, Chaucer’s rating is derived from the rating assigned to Lloyd’s, and Chaucer has very limited ability to directly affect the overall Lloyd’s rating.

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

Over the past several years, we have made and our current plans are to continue to make, significant investments in our Commercial and Personal Lines of business, in order to, among other things, strengthen our product offerings and service capabilities, expand into new geographic areas, improve technology and our operating models, build expertise in our personnel, and expand our distribution capabilities, with the ultimate goal of achieving significant, sustained growth. The ability to achieve significant profitable premium growth in order to earn adequate returns on such investments and expenses, and to grow further without proportionate increases in expenses, is an important part of our current strategy. There can be no assurance that we will be successful at profitably growing our business, or that we will not alter our current strategy due to changes in our markets or an inability to successfully maintain acceptable margins on new business or for other reasons, in which case premiums written and earned, operating income and net book value could be adversely affected.

An impairment in the carrying value of goodwill and intangible assets could negatively impact our consolidated results of operations and shareholders’ equity.

Upon an acquisition of a business, we record goodwill and intangible assets at fair value. Goodwill and intangible assets determined to have indefinite useful lives are not amortized, while other intangible assets are amortized over their estimated useful lives. Goodwill and intangible assets that are not amortized are reviewed for impairment at least annually. Evaluating the recoverability of such assets requires us to rely on estimates and assumptions related to return on equity, margin, growth rates, discount rates, and other data. There are inherent uncertainties related to these factors, and significant judgment is required in applying these factors. Goodwill and intangible asset impairment charges can result from declines in operating results, divestitures or sustained market declines and other factors. As of December 31, 2017, goodwill and intangible assets that are not amortized totaled $259 million and represented approximately 9% of shareholders’ equity. Our legacy Hanover and Citizens businesses represent 50% of this balance; Chaucer represents 22% of this balance; AIX represents 19% of this balance; and, the remaining acquisitions combined represent 9% of this balance. Although we believe these assets are recoverable, we cannot provide assurance that future market or business conditions would not result in the impairment of a portion of these assets. Impairment charges could materially affect our financial position and our financial results in the quarter or annual period in which they are recognized.

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

In connection with these transactions, we have agreed to indemnify Commonwealth Annuity for certain contingent liabilities, including litigation and other regulatory matters. We cannot provide assurance as to what the costs of these indemnifications will be when they ultimately settle.

We may incur financial losses related to our discontinued assumed accident and health reinsurance pools and arrangements.

We previously participated, through FAFLIC, in approximately 40 assumed accident and health reinsurance pools and arrangements. The business was retained in the sale of FAFLIC and assumed by Hanover Insurance through a reinsurance agreement. In 1999, prior to the sale of FAFLIC to Commonwealth Annuity, FAFLIC had ceased writing new premiums in this business, subject to certain contractual obligations. The reinsurance pool business consists primarily of long-term care, the medical and disability portions of workers’ compensation risks, assumed personal accident, individual medical, long-term disability and special risk business. We are currently monitoring and managing the run-off of our related participation in the 24 pools with remaining liabilities.

Loss estimates associated with substantially all of the discontinued accident and health business are provided by managers of each pool. Reserve estimates for this business are subject to the variability caused by extended loss emergence periods. The estimation of reserves for this business is further complicated by delays between the time a claim is reported to the ceding insurer and when the claim, premium and other pertinent policy data is reported by the ceding insurer to the pool manager and then to us, and by our dependence on the quality and consistency of the claim cost reporting by the ceding company and actuarial estimates by the pool manager. We adopt reserve estimates for this business that consider this information, expected returns on assets assigned to this business and other facts. We update these reserves as new information becomes available and further events occur that may affect the ultimate resolution of unsettled claims. Based on information provided to us by the pool managers, we believe that the reserves recorded related to this business are adequate. However, since reserve and claim cost estimates related to the discontinued accident and health business are dependent on several assumptions, including, but not limited to, morbidity, lapses, future premium rates, future health care costs, persistency of medical care inflation and investment performance, and these assumptions can be impacted by technical developments and advancements in the medical field and other factors, there can be no assurance that the reserves established for this business will prove sufficient. Revisions to these reserves could have a material adverse effect on our results of operations for a particular quarterly or annual period or on our financial position.

Our long-term care pool accounts for the majority of our remaining accident and health reinsurance pool business.  The potential risk and exposure of our long-term care pool is based upon expected estimated claims and payment patterns, using assumptions for, among other things, morbidity, lapses, future premium rates, and the interest rate used for discounting the future projected cash flows. The long-term exposure of this pool depends upon how our actual experience compares with these future cash flow projection assumptions. If any of our assumptions prove to be inaccurate, our reserves may be inadequate, which may have a material adverse effect on our results of operations. For example, during the fourth quarter of 2017, we received updated future cash flow projections from the manager of our long-term care pool that reflected a significant increase in projected claim costs. As a result of this deterioration, we increased our long-term care pool reserves by $23.3 million (44%), before tax, during the fourth quarter.

For some of these pools and arrangements, we variously acted as a reinsurer, a reinsured or both. In some instances, we ceded significant exposures to other reinsurers in the marketplace. The potential risk to us as a participant in such pools is primarily that other companies that reinsured this business from us may fail to pay their reinsurance obligations. Thus, we are exposed to both assumed losses and to credit risk related to these pools. We are not currently engaged in any significant disputes in respect to this business. At this time, we do not anticipate that any significant portion of recorded reinsurance recoverables will be uncollectible. However, we cannot provide assurance that all recoverables are collectible and should these recoverables prove to be uncollectible, our results of operations and financial position may be negatively affected.

Based on the information provided by the pool managers, we believe that the reserves recorded related to this business are appropriate. However, due to the inherent volatility in this business and the reporting lag of losses that tend to develop over time and which ultimately affect excess covers, there can be no assurance that current reserves are adequate or that we will not have additional losses in the future. Although we have discontinued participation in these reinsurance arrangements, unreported and new claims related to the years in which we were a participant may be reported, and previously reported claims may develop unfavorably. If any such unreported claims or unfavorable development is reported to us, our results of operations and financial position may be negatively impacted.

Other market fluctuations and general economic, market and political conditions may also negatively affect our business, profitability and investment portfolio.

It is difficult to predict the impact of a challenging economic environment on our business. In Commercial Lines, a difficult economy has resulted in reductions in demand for insurance products and services since there are more companies ceasing to do business and there are fewer business start-ups, particularly as small businesses are affected by a decline in overall consumer and business spending. Additionally, claims frequency could increase as policyholders submit and pursue claims more aggressively than in the past, fraud incidences may increase, or we may experience higher incidents of abandoned properties or poorer maintenance, which may also result in more claims activity. We have experienced higher workers’ compensation claims as injured employees take longer to return to work, increased surety losses as construction companies experience financial pressures and higher retroactive premium returns as audit results reflect lower payrolls. Our business could also be affected by an ensuing consolidation of independent insurance agencies. Our ability to increase pricing has been impacted as agents and policyholders have been more price sensitive, customers shop for policies more frequently or aggressively, utilize comparative rating models or, in Personal Lines in particular, turn to direct sales channels rather than independent agents. We have also experienced decreased new business premium levels, retention and renewal rates, and renewal premiums. Specifically in Personal Lines, policyholders may reduce coverages or change deductibles to reduce premiums, experience declining home values, or be subject to increased foreclosures, and policyholders may retain older or less expensive automobiles and purchase or insure fewer ancillary items such as boats, trailers and motor homes for which we provide coverages. Additionally, if as a result of a difficult economic environment, drivers continue to eliminate automobile insurance coverage or to reduce their bodily injury limit, we may be exposed to more uninsured and underinsured motorist coverage losses.

Chaucer’s business is similarly subject to risks related to the economy. In addition to the risks noted above, adverse economic conditions could negatively affect our ability to obtain letters of credit utilized by Chaucer to underwrite business through Lloyd’s.

At December 31, 2017, we held approximately $9 billion of investment assets in categories such as fixed maturities, equity securities, other investments, and cash and short-term investments. Our investments are primarily concentrated in the U.S. domestic market; however, we have exposure to international markets as well, with approximately 16% of our cash and investment assets invested in foreign markets. Our investment returns, and thus our profitability, statutory surplus and shareholders’ equity, may be adversely affected from time to time by conditions affecting our specific investments and, more generally, by bond, stock, real estate and other market fluctuations and general economic, market and political conditions, including the impact of changing government policies, including monetary policies, and geopolitical risks. Many of these broader market conditions are out of our control. Our ability to make a profit on insurance products depends in part on the returns on investments supporting our obligations under these products, and the value of specific investments may fluctuate substantially depending on the foregoing conditions. We may use a variety of strategies to hedge our exposure to interest and currency rates and other market risks. However, hedging strategies are not always available and carry certain credit risks, and our hedging could be ineffective. Moreover, increased government regulation of certain derivative transactions used to hedge certain market risks has served to prevent (or otherwise substantially increase the cost associated with) hedging such risks.

Additionally, the aggregate performance of our investment portfolio depends, to a significant extent, on the ability of our investment managers to select and manage appropriate investments. As a result, we are also exposed to operational risks, which may include, but are not limited to, a failure to follow our investment guidelines, technological and staffing deficiencies and inadequate disaster recovery plans. The failure of these investment managers to perform their services in a manner consistent with our expectations and investment objectives could adversely affect our ability to conduct our business.

Debt securities comprise a material portion of our investment portfolio. The concentration of our investment portfolio in any one type of investment, industry or geography could have a disproportionately adverse effect on our investment portfolio. The issuers of debt securities, as well as borrowers under the loans we make, customers, trading counterparties, counterparties under swaps and other derivative contracts, banks which have commitments under our various borrowing arrangements, and reinsurers, may be affected by declining market conditions or credit weaknesses. These parties may default on their obligations to us due to lack of liquidity, downturns in the economy or real estate values, operational failure, bankruptcy or other reasons. Future increases in interest rates could result in increased defaults as borrowers are unable to pay the additional borrowing costs on variable rate securities or obtain refinancing. We cannot assure you that further impairment charges will not be necessary in the future. In addition, evaluation of available-for-sale securities for other-than-temporary impairment includes inherent uncertainty and subjective determinations. We cannot be certain that such impairments are adequate as of any stated date. Our ability to fulfill our debt and other obligations could be adversely affected by the default of third parties on their obligations owed to us.

Deterioration in the global financial markets may adversely affect our investment portfolio and have a related impact on our other comprehensive income, shareholders’ equity and overall investment performance. As economic growth has improved in recent years, central bank policies and fiscal policies are either in transition or returning to a more prominent role across the globe, but the effects of such policies on financial markets are uncertain.

In addition, our current borrowings from the Federal Home Loan Bank of Boston (“FHLBB”) are secured by collateral. If the fair value of pledged collateral falls below specific levels, we would be required to pledge additional collateral or repay any outstanding FHLBB borrowings.

Market conditions also affect the value of assets under our employee pension plans, including our U.S. Cash Balance Plan and Chaucer pension plan. The expense or benefit related to our employee pension plans results from several factors, including, but not limited to, changes in the market value of plan assets, interest rates, regulatory requirements or judicial interpretation of benefits. At December 31, 2017, our U.S. plan assets included approximately 85% of fixed maturities and 15% of equity securities and other assets. At December 31, 2017, our Chaucer pension plan assets included approximately 55% of equities, 35% of fixed maturities, and 10% of real estate funds. The Chaucer pension plan had net liabilities that exceeded assets by $1.5 million as of December 31, 2017. Additionally, our net liabilities exceed assets by $41.1 million and $36.6 million for our U.S. qualified and U.S. non-qualified (which is an unfunded plan) pension plans, respectively, at December 31, 2017. Declines in the market value of plan assets and lower interest rates from levels at December 31, 2017, among other factors, could impact our funding estimates and negatively affect our results of operations. Deterioration in market conditions and differences between our assumptions and actual occurrences, and behaviors, including judicial determinations of ultimate benefit obligations pursuant to the Durand case discussed elsewhere, or otherwise, could result in a need to fund more into the qualified plans to maintain an appropriate funding level.

We may experience unrealized losses on our investments, especially during a period of heightened volatility, or if assumptions related to our investment valuations are changed, which could have a material adverse effect on our results of operations or financial condition.

Our investment portfolio and shareholders’ equity can be, and in the past have been, significantly impacted by the changes in the market values of our securities. U.S. and global financial markets and economies remain uncertain. This could result in unrealized and realized losses in future periods, and adversely affect the liquidity of our investments, which could have a material adverse impact on our results of operations and our financial position. At December 31, 2017, our financial position is benefited by $240.1 million as a result of unrealized gains, largely driven by the low interest rate environment. Information with respect to interest rate sensitivity is included in “Quantitative and Qualitative Disclosures” in Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K. Valuation of financial instruments (i.e., Level 1, 2, or 3) include methodologies, estimates, assumptions and judgments that are inherently subjective and open to different interpretations and could result in changes to investment valuations or the ability to receive such valuations on sale. During periods of market disruption, it may be difficult to value certain of our securities if trading becomes less frequent and/or market data becomes less observable. In addition, in times of financial market disruption, certain asset classes that were in active markets with significant observable data may become illiquid. In those cases, the valuation process includes inputs that are less observable and require more subjectivity and judgment by management. Furthermore, a change in the subjective methodologies, estimates, assumptions and judgments used to value our investments could also materially affect the valuation of certain investments.

If, following such declines, we are unable to hold our investment assets until they recover in value, or if such asset value never recovers, we would incur other-than-temporary impairments that would be recognized as realized losses in our results of operations, reduce net income and earnings per share and adversely affect our liquidity. Impairment determinations, like valuations, are also subjective, and changes to the methodologies, estimates, assumptions and judgments used to determine impairments may affect the timing and amount of impairment losses recognized in our results of operations. Temporary declines in market value are recorded as unrealized losses, which do not affect net income and earnings per share, but reduce other comprehensive income, which is reflected on our Consolidated Balance Sheets. We cannot provide assurance that we will not have additional other-than-temporary impairments and/or unrealized or realized investment losses in the future. Likewise, there can be no assurance that our investment portfolio will retain the net unrealized gains reflected on the balance sheet as of December 31, 2017, since such gains are dependent on prevailing interest rates, credit ratings and creditworthiness and general economic and other factors.

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

Our reporting currency is the U.S. dollar. The functional currencies of our Chaucer segment are the U.S. dollar, U.K. pound sterling, Canadian dollar, Euro and Australian dollar. Exchange rate fluctuations relative to the functional currencies may materially impact our financial position. Further, our Chaucer segment transacts business and maintains assets and liabilities in currencies different than its functional currency, which exposes us to changes in currency exchange rates. In addition, locally required capital levels are invested in local currencies in order to satisfy regulatory requirements and to support local insurance operations regardless of currency fluctuations. We attempt to manage our foreign currency exposure through matching of assets and liabilities, and may also utilize derivatives from time to time. Despite our mitigation efforts, exposure to foreign exchange loss could have a material adverse effect on our reported earnings and book value. Chaucer’s trade credit business is also susceptible to losses as a result of exchange rate fluctuations.

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

Our Chaucer business is required to satisfy Lloyd’s minimum capital standards. We satisfy Lloyd’s “member deposit funds” requirement (referred to as Funds at Lloyd’s or “FAL”), in part, through a standby letter of credit. If the letters of credit were drawn, we would expect to use an existing syndicated credit facility to pay a portion of such obligation, which would increase our debt borrowings. Our ability to borrow under this facility is conditioned upon the satisfaction of covenants and other requirements contained in the facility. If the syndicated credit facility was not available to repay this letter of credit facility, we would need to obtain capital elsewhere, and face the risk that alternative financing, such as through cash or other borrowings, would not be available at acceptable terms, if at all. In addition, no assurance can be given as to how much business Lloyd’s will permit Chaucer to underwrite in any single year or as to the viability and cost of change to our current capital structure.

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

We are responsible to our policyholders for administering their policies, premiums and claims and ensuring that appropriate records are maintained that reflect their transactions. We are subject to risks that errors or omissions of information occurred with respect to the administration of our products. We are also subject to misconduct and fraud on the part of our employees and agents. As a result, we are subject to risks of liabilities associated with “bad faith,” unfair claims practices, unfair trade practices or similar allegations. Such risks may stem from allegations of agents, vendors, policyholders, claimants, members of Lloyd’s syndicates, reinsurers, regulators, states’ attorneys general, Lloyd’s, the PRA and FCA, or other international regulators, or others. We may incur charges associated with any errors and omissions previously made or that are made in future periods. These charges may result from our obligation to policyholders to correct any errors or omissions or refund premiums, non-compliance with regulatory requirements, from fines imposed by regulatory authorities, or from other items, which may affect our financial position or results of operations.

We are subject to all of the foregoing risks with respect to the third-party asset management operations of Opus. Opus, which had $1.5 billion of unaffiliated assets under management as of December 31, 2017, is subject to federal (SEC) and other regulatory requirements and is subject to operational, technological, information security, investment and other risks, as well as claims by third parties whose funds it manages.

We are subject to the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar worldwide anti-bribery laws, that impose restrictions and may carry substantial penalties. Violations of these laws or allegations of such violations could cause a material adverse effect on our business, financial position and results of operations.

The U.S. Foreign Corrupt Practices Act and anti-bribery laws in other jurisdictions, including anti-bribery legislation in the U.K. that took effect in 2011, generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business or other commercial advantage. Our policies mandate compliance with these anti-bribery laws that often carry substantial penalties. We cannot assure you that our internal control policies and procedures will always protect us from reckless or other inappropriate acts committed by our affiliates, employees, agents or coverholders. Violations of these laws, or allegations of such violations, could have a material adverse effect on our business, financial position and results of operations.

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

PART II

ITEM 5–MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK AND STOCKHOLDER OWNERSHIP

Our common stock is traded on the New York Stock Exchange under the symbol “THG”. On February 23, 2018, we had approximately 17,586 shareholders of record and 42,496,156 shares outstanding. On the same date, the trading price of our common stock was $109.37 per share.

COMMON STOCK PRICES

The following tables set forth the high and low sales prices of our common stock for the periods indicated:

2017	High (1)	Low (1)
First Quarter	$91.58	$83.09
Second Quarter	$89.51	$80.59
Third Quarter	$99.63	$87.90
Fourth Quarter	$108.85	$96.87

2016
First Quarter	$90.68	$76.90
Second Quarter	$91.15	$80.41
Third Quarter	$84.58	$74.10
Fourth Quarter	$91.66	$74.88

(1)	Common stock prices were obtained from a third-party service provider.

DIVIDENDS

The Board of Directors declared dividends in 2017 and 2016 as follows:

Per Share Amount	2017	2016
First Quarter	$0.50	$0.46
Second Quarter	$0.50	$0.46
Third Quarter	$0.50	$0.46
Fourth Quarter	$0.54	$0.50

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

ISSUER PURCHASES OF EQUITY SECURITIES

The Board of Directors has authorized a stock repurchase program which provides for aggregate repurchases of up to $900 million. Under the repurchase authorizations, we may repurchase our common stock from time to time, in amounts and prices and at such times as deemed appropriate, subject to market conditions and other considerations. Our repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. Total repurchases under this program as of December 31, 2017 were 14.4 million shares at a cost of $753.6 million.

Shares purchased in the fourth quarter of 2017 are as follows:

PERIOD	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (in millions)
October 1 - 31, 2017	—	$—	—	$146
November 1 - 30, 2017 (1)	10,352	107.20	—	146
December 1 - 31, 2017 (1)	817	104.00	—	146
Total	11,169	$106.97	—	$146

(1)	Reflects shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards.

ITEM 6 - SELECTED FINANCIAL DATA

FIVE YEAR SUMMARY OF SELECTED FINANCIAL HIGHLIGHTS

YEARS ENDED DECEMBER 31	2017	2016	2015	2014	2013
(in millions, except per share data)
Statements of Income
Revenues
Premiums	$4,833.4	$4,628.1	$4,704.8	$4,710.3	$4,450.5
Net investment income	298.1	279.4	279.1	270.3	269.0
Net realized investment gains	23.7	8.6	19.5	50.1	33.5
Fees and other income	29.2	29.7	30.6	36.9	40.7
Total revenues	5,184.4	4,945.8	5,034.0	5,067.6	4,793.7
Losses and Expenses
Losses and loss adjustment expenses	3,128.7	2,964.7	2,884.1	2,927.5	2,761.1
Amortization of deferred acquisition costs	1,086.6	1,035.2	1,033.2	1,040.0	971.0
Net loss from repayment of debt	—	88.3	24.1	0.1	27.7
Gain on disposal of U.K. motor business	—	(1.1)	(38.4)	—	—
Other operating expenses	667.6	666.4	691.6	722.0	704.8
Total losses and expenses	4,882.9	4,753.5	4,594.6	4,689.6	4,464.6
Income before income taxes	301.5	192.3	439.4	378.0	329.1
Income tax expense	98.5	36.2	108.6	95.7	83.4
Income from continuing operations	203.0	156.1	330.8	282.3	245.7
Discontinued operations	(16.8)	(1.0)	0.7	(0.3)	5.3
Net income	$186.2	$155.1	$331.5	$282.0	$251.0
Net income per common share (diluted)	$4.33	$3.59	$7.40	$6.28	$5.59
Dividends declared per common share	$2.04	$1.88	$1.69	$1.52	$1.36

Balance Sheets (at December 31)
Total assets	$15,469.6	$14,220.4	$13,781.2	$13,748.9	$13,367.3
Debt	786.9	786.4	803.1	892.7	892.5
Total liabilities	12,471.9	11,362.9	10,936.8	10,904.9	10,772.8
Shareholders' equity	2,997.7	2,857.5	2,844.4	2,844.0	2,594.5

ITEM 7–MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of operations include the accounts of The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America (“Citizens”), our principal U.S. domiciled property and casualty companies; Chaucer Holdings Limited (“Chaucer”), our United Kingdom (“U.K.”) domiciled specialist insurance underwriting group which operates through the Society and Corporation of Lloyd’s (“Lloyd’s”); and other insurance and non-insurance subsidiaries. Results of operations include our discontinued operations, consisting primarily of our accident and health and former life insurance businesses.

EXECUTIVE OVERVIEW

Business operations consist of four operating segments: Commercial Lines, Personal Lines, Chaucer and Other.

Net income was $186.2 million in 2017, compared to $155.1 million in 2016, an increase of $31.1 million. Contributing to this increase was higher operating income before interest expense and income taxes of $13.5 million (a non-GAAP financial measure; see also “Results of Operations – Consolidated – Non-GAAP Financial Measures” and operating income discussion below for further details). Additionally, net income in 2016 was adversely affected by prepayment charges of $56.0 million, net of tax, which we paid in connection with the redemption of $380.0 million in higher coupon debt following our issuance of $375.0 million of 4.50% senior debentures. Net income for 2017 also includes $22.3 million of expenses related to the enactment of the Tax Cuts and Jobs Act in 2017, as well as $16.8 million of after-tax losses from discontinued operations, primarily due to an increase in our long-term care pool reserves.

Operating income before interest expense and income taxes was $336.3 million in 2017 compared to $322.8 million in 2016, an increase of $13.5 million. This increase is primarily due to year-over-year changes in development on prior years’ loss and LAE reserves (“prior years’ loss reserves”). Favorable development on prior years’ loss reserves was $32.9 million in 2017, compared to unfavorable development of $140.3 million in 2016. In 2016, we recognized a reserve charge of $174.1 million following our 2016 fourth quarter reserve review. In addition, the increase in operating income before interest expense and income taxes reflects improved current accident year underwriting results and higher net investment income, partially offset by higher catastrophe losses. Pre-tax catastrophe losses were $382.6 million in 2017, compared to $125.1 million during 2016. This $257.5 million increase in catastrophe losses is primarily due to hurricanes Harvey, Irma and Maria that occurred in the third quarter of 2017, the California wildfires that occurred in the fourth quarter of 2017, and a Midwest wind event that occurred in the first quarter of 2017.

In February 2017, we announced our go-forward strategy, called “Hanover 2021”. This strategy reinforces our commitment to our agency partners and is designed to generate growth by leveraging the strengths of our agent-centered distribution strategy, including expansion of our agency footprint in underpenetrated geographies as warranted. We also plan to increase our capabilities in specialty markets and increase investments designed to develop growth solutions for our agency distribution channel. Our goal is to grow responsibly in all of our businesses, while managing volatility.

Commercial Lines

We believe our approach to the small commercial market, distinctiveness in the middle market, and continued development of specialty lines provides us with a diversified portfolio of products and delivers significant value to agents and policyholders. Each of these businesses is expected to contribute to premium growth in Commercial Lines over the next several years as we continue to pursue our core strategy of developing strong partnerships with agents, enhanced franchise value through limited distribution, distinctive products and coverages, and continued investment in industry segmentation.

We believe these efforts have driven, and will continue to drive, improvement in our overall mix of business and our underwriting profitability. Commercial Lines net premiums written grew by 4.3% in 2017, driven by both our small commercial business and the professional lines within our specialty business. This was due to rate and exposure increases, strong retention and targeted new business expansion, collectively generating growth of 4.9%, partially offset by the impact of higher reinsurance reinstatement premiums driven by large property loss activity.

Underwriting results improved in 2017, as compared to 2016, primarily due to a favorable change in prior years’ loss reserve development, partially offset by higher catastrophe losses. Favorable development on prior years’ loss reserve in 2017 was $9.4 million, compared to unfavorable development of $223.0 million in 2016. Catastrophe losses were $170.6 million in 2017, an increase of $100.5 million when compared to 2016. This increase is primarily due to hurricanes Harvey and Irma that occurred in the third quarter of 2017, the California wildfires that occurred in the fourth quarter of 2017 and a large Midwest hail event that occurred in the second quarter of 2017. The competitive nature of the Commercial Lines market requires us to be highly disciplined in our underwriting process to ensure that we write business at acceptable margins, and we continue to seek rate increases across our lines of business.

Personal Lines

Personal Lines focuses on partnering with high quality, value-oriented agencies that deliver consultative selling and stress the importance of account rounding (the conversion of single policy customers to accounts with multiple policies and additional coverages, to address customers’ broader objectives). Approximately 83% of our policies in force are account business. We are focused on making investments that provide us with profitable growth opportunities, build a distinctive position in the market and diversify us geographically.

Net premiums written grew by 8.3% in 2017, primarily due to higher renewal premium driven by rate increases and improved retention, as well as new business growth. Underwriting results declined in 2017, as compared to 2016, primarily due to higher catastrophe losses, partially offset by earned premium growth. We continue to seek rate increases to meet or exceed underlying loss cost trends, subject to regulatory and competitive considerations.

Chaucer

Chaucer deploys specialist underwriters in over 30 major insurance and reinsurance classes, including marine, aviation and political, casualty, energy, and property coverages, written on a direct, facultative and treaty basis. We obtain business through Lloyd’s, the leading international insurance and reinsurance market, which provides us with access to specialist business in over 200 countries and territories worldwide through its international licenses, brand reputation and strong security rating. Our underwriting strength, diverse portfolio and Lloyd’s membership underpin our ability to actively manage the scale, composition and profitable development of this business. In addition, following the recent authorization of Chaucer Dublin, Chaucer has begun to write business through the company market, offering clients greater platform choice and flexibility and supporting Chaucer’s international development.

Chaucer’s net premiums written increased by 4.0% in 2017, as compared to 2016. Excluding the impact of a first quarter 2016 reinsurance to close (“RITC”) transaction, which increased 2016 premiums and loss and LAE reserves by $17.7 million, net premiums written increased 6.4% due to new business growth initiatives, partially offset by a planned increase in ceded reinsurance premiums. Underwriting results declined in 2017, as compared to 2016, primarily due to higher catastrophe losses. The high level of catastrophe activity in 2017 is primarily due to hurricanes Harvey, Irma and Maria and two Mexico earthquakes that occurred in the third quarter and the California wildfires that occurred in the fourth quarter.

DESCRIPTION OF OPERATING SEGMENTS

Primary business operations include insurance products and services currently provided through four operating segments. Our domestic operating segments are Commercial Lines, Personal Lines, and Other. Our international operating segment is Chaucer. Commercial Lines includes commercial multiple peril, commercial automobile, workers’ compensation and other commercial coverages, such as inland marine, specialty program business, management and professional liability, surety and specialty property. Personal Lines includes personal automobile, homeowners and other personal coverages. Chaucer underwriting divisions include marine, aviation and political, casualty (which includes international liability, specialist coverages, and run-off syndicate participations), energy, property and assumed reinsurance treaty business (“treaty”). Included in the “Other” segment are Opus Investment Management, Inc., which markets investment management services to institutions, pension funds and other organizations; earnings on holding company assets; holding company and other expenses, including certain costs associated with retirement benefits due to our former life insurance employees and agents; and a run-off voluntary pools business. We present the separate financial information of each segment consistent with the manner in which our chief operating decision maker evaluates results in deciding how to allocate resources and in assessing performance.

We report interest expense on debt separately from the earnings of our operating segments. This consists of interest on our senior debentures, subordinated debentures, collateralized borrowings with the Federal Home Loan Bank of Boston (“FHLBB”), and letter of credit facility.

RESULTS OF OPERATIONS – CONSOLIDATED

2017 Compared to 2016

Consolidated net income was $186.2 million in 2017, compared to $155.1 million in 2016, an increase of $31.1 million.  Operating income was $203.8 million in 2017 compared to $184.4 million in 2016.  This $19.4 million increase in operating income is primarily attributable to the year-over-year changes in development on prior years’ loss reserves.  Favorable development on prior years’ loss reserves was $32.9 million in 2017 compared to unfavorable development in 2016 of $140.3 million.  Additionally, 2017 benefitted from improved current accident year underwriting results and higher investment income.  These increases were partially offset by a $257.5 million increase in current year catastrophe losses. The year over year comparison of consolidated net income was also affected by a $57.4 million net loss associated with the repayment of debt in 2016 that did not recur in 2017.  These increases in net income were partially offset by $22.3 million of expenses related to the enactment of the Tax Cuts and Jobs Act in 2017, as well as increases of $15.8 million of after-tax losses from discontinued operations, primarily due to an increase in our long-term care pool reserves.

2016 Compared to 2015

Consolidated net income was $155.1 million in 2016, compared to $331.5 million in 2015. The decrease of $176.4 million is primarily due to lower operating income of $95.6 million, principally from $140.3 million of unfavorable development on prior years’ loss reserves, or approximately 2% of total net reserves, partially offset by lower catastrophe losses and current accident year losses. Consolidated net income for the year ended December 31, 2016 also included net losses from the repayment of debt of $57.4 million, net of tax, compared to $15.7 million, net of tax, for the year ended December 31, 2015. Additionally, the year ended December 31, 2015, included after-tax gains of $40.6 million from the disposal of the U.K. motor business.

The following table reflects operating income before interest expense and income taxes for each operating segment and a reconciliation to consolidated net income from operating income before interest expense and income taxes (a non-GAAP measure).

YEARS ENDED DECEMBER 31	2017	2016	2015
(in millions)
Operating income (loss) before interest expense and income taxes:
Commercial Lines	$177.9	$35.9	$143.3
Personal Lines	159.2	178.4	149.3
Chaucer	7.1	126.8	183.7
Other	(7.9)	(18.3)	(10.2)
Operating income before interest expense and income taxes	336.3	322.8	466.1
Interest expense on debt	(48.5)	(54.9)	(60.6)
Operating income before income taxes	287.8	267.9	405.5
Income tax expense on operating income	(84.0)	(83.5)	(125.5)
Operating income	203.8	184.4	280.0
Non-operating items:
Net realized investment gains	23.7	8.6	19.5
Net loss from repayment of debt	—	(88.3)	(24.1)
Effect of the enactment of the Tax Cuts and Jobs Act	(22.3)	—	—
Gain on disposal of U.K. motor business	—	1.1	38.4
Other	(10.0)	3.0	0.1
Income tax benefit on non-operating items	7.8	47.3	16.9
Income from continuing operations, net of taxes	203.0	156.1	330.8
Net (loss) gain from discontinued operations, net of taxes	(16.8)	(1.0)	0.7
Net income	$186.2	$155.1	$331.5

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

Catastrophe losses and prior years’ reserve development are significant components in understanding and assessing the financial performance of our business. Management reviews and evaluates catastrophes and prior years’ reserve development separately from the other components of earnings. References to “current accident year underwriting results” exclude catastrophes and prior accident year reserve development. Catastrophes and prior years’ reserve development are not predictable as to timing or the amount that will affect the results of our operations and have an effect on each year’s operating and net income. Management believes that providing certain financial metrics and trends excluding the effects of catastrophes and prior years’ reserve development helps investors to understand the variability in periodic earnings and to evaluate the underlying performance of our operations. Discussion of catastrophe losses in this Management’s Discussion and Analysis of Financial Condition and Results of Operations includes development on prior years’ catastrophe reserves and, unless otherwise indicated, such development is excluded from discussions on prior year loss and LAE reserve development.

RESULTS OF OPERATIONS - SEGMENTS

The following is our discussion and analysis of the results of operations by business segment. The operating results are presented before interest expense, taxes and other items which management believes are not indicative of our core operations, including realized gains and losses and the results of discontinued operations.

The following table summarizes the results of operations for the periods indicated:

YEARS ENDED DECEMBER 31	2017	2016	2015
(in millions)
Operating revenues
Net premiums written	$4,958.2	$4,698.8	$4,616.8
Net premiums earned	$4,833.4	$4,628.1	$4,704.8
Net investment income	298.1	279.4	279.1
Other income	29.2	29.7	30.6
Total operating revenues	5,160.7	4,937.2	5,014.5
Losses and operating expenses
Losses and LAE	3,124.0	2,964.7	2,884.1
Amortization of deferred acquisition costs	1,086.6	1,035.2	1,033.2
Other operating expenses	613.8	614.5	631.1
Total losses and operating expenses	4,824.4	4,614.4	4,548.4
Operating income before interest expense and income taxes	$336.3	$322.8	$466.1

2017 Compared to 2016

Operating income before interest expense and income taxes was $336.3 million for the year ended December 31, 2017, compared to $322.8 million for the year ended December 31, 2016, an increase of $13.5 million. This increase was primarily due to changes in prior years’ loss reserve development, lower current accident year losses, lower expenses and higher net investment income, partially offset by higher catastrophe losses. Favorable development on prior years’ loss reserves was $32.9 million for the year ended December 31, 2017, compared to unfavorable development of $140.3 million for the year ended December 31, 2016, a favorable change of $173.2 million, which included a reserve charge of $174.1 million following the 2016 fourth quarter reserve review. Catastrophe-related activity for the year ended December 31, 2017 was $382.6 million, compared to $125.1 million for the year ended December 31, 2016, an increase of $257.5 million.

Net premiums written increased by $259.4 million for the year ended December 31, 2017, compared to the year ended December 31, 2016. This improvement was due to growth in each of our domestic and Chaucer segments.

2016 Compared to 2015

Operating income before interest expense and income taxes was $322.8 million for the year ended December 31, 2016, compared to $466.1 million for the year ended December 31, 2015, a decrease of $143.3 million. This decrease was primarily due to higher unfavorable prior years’ loss reserve development, partially offset by lower catastrophe and current accident year losses. Unfavorable development on prior years’ loss reserves was $140.3 million for the year ended December 31, 2016, compared to favorable development of $94.3 million for the year ended December 31, 2015, a change of $234.6 million. Catastrophe-related activity for the year ended December 31, 2016 was $125.1 million, compared to $181.3 million for the year ended December 31, 2015, a decrease of $56.2 million. Lower current accident year losses in our domestic segment in 2016 compared to 2015 were partially offset by higher losses in our Chaucer segment.

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

	YEAR ENDED DECEMBER 31, 2017
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$2,826.8	$2,462.0	$2,399.6	7.1	63.7	35.6	99.3
Personal Lines	1,736.7	1,647.1	1,580.8	5.1	66.1	28.0	94.1
Chaucer	1,244.6	849.1	853.0	15.4	64.4	40.9	105.3
Total	$5,808.1	$4,958.2	$4,833.4	7.9	64.6	34.1	98.7

	YEAR ENDED DECEMBER 31, 2016
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$2,686.2	$2,361.5	$2,318.0	3.0	69.1	36.0	105.1
Personal Lines	1,604.6	1,521.2	1,471.5	3.2	63.6	28.7	92.3
Chaucer	1,106.6	816.1	838.6	1.0	50.0	40.4	90.4
Total	$5,397.4	$4,698.8	$4,628.1	2.7	64.1	34.5	98.6

	YEAR ENDED DECEMBER 31, 2015
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$2,592.5	$2,281.9	$2,227.0	4.0	64.0	36.4	100.4
Personal Lines	1,530.5	1,445.6	1,426.6	5.3	66.0	28.2	94.2
Chaucer	1,321.5	889.3	1,051.2	1.6	49.2	38.3	87.5
Total	$5,444.5	$4,616.8	$4,704.8	3.9	61.3	34.4	95.7

The following table summarizes net premiums written, and loss and LAE and catastrophe loss ratios by line of business for the Commercial Lines and Personal Lines segments. Loss and LAE and catastrophe loss ratios include prior year reserve development.

	YEAR ENDED DECEMBER 31, 2017
(dollars in millions)	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios
Commercial Lines:
Commercial multiple peril	$815.3	66.2	11.8
Commercial automobile	322.7	70.6	1.4
Workers' compensation	311.1	58.6	—
Other commercial	1,012.9	61.1	7.3
Total Commercial Lines	2,462.0	63.7	7.1
Personal Lines:
Personal automobile	1,041.6	70.7	0.6
Homeowners	566.9	59.8	13.5
Other personal	38.6	35.3	1.8
Total Personal Lines	1,647.1	66.1	5.1
Total	$4,109.1	64.7	6.3

	YEAR ENDED DECEMBER 31, 2016
(dollars in millions)	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios
Commercial Lines:
Commercial multiple peril	$792.9	66.7	5.8
Commercial automobile	307.1	78.6	0.8
Workers' compensation	285.6	50.6	—
Other commercial	975.9	73.2	2.4
Total Commercial Lines	2,361.5	69.1	3.0
Personal Lines:
Personal automobile	953.6	72.2	0.6
Homeowners	529.7	49.9	7.8
Other personal	37.9	43.1	2.9
Total Personal Lines	1,521.2	63.6	3.2
Total	$3,882.7	67.2	3.1

	YEAR ENDED DECEMBER 31, 2015
(dollars in millions)	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios
Commercial Lines:
Commercial multiple peril	$752.6	61.7	7.4
Commercial automobile	306.0	78.2	0.2
Workers' compensation	267.8	50.6	—
Other commercial	955.5	64.9	3.7
Total Commercial Lines	2,281.9	64.0	4.0
Personal Lines:
Personal automobile	900.0	71.1	0.5
Homeowners	507.4	59.7	14.0
Other personal	38.2	32.2	2.6
Total Personal Lines	1,445.6	66.0	5.3
Total	$3,727.5	64.8	4.5

The following table summarizes premiums written on a gross and net basis and net premiums earned by line of business for the Chaucer segment.

	YEAR ENDED DECEMBER 31, 2017
(in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Chaucer:
Treaty (1)	$410.6	$272.1	$268.1
Marine, aviation and political	317.9	233.9	237.0
Casualty	260.0	204.1	193.9
Energy	159.8	93.4	108.2
Property	96.3	45.6	45.8
Total Chaucer	$1,244.6	$849.1	$853.0

	YEAR ENDED DECEMBER 31, 2016
(in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Chaucer:
Treaty (1)	$330.5	$236.5	$235.6
Marine, aviation and political	321.3	239.5	238.3
Casualty	237.9	198.4	192.7
Energy	158.7	97.5	125.5
Property	58.2	44.2	46.5
Total Chaucer	$1,106.6	$816.1	$838.6

	YEAR ENDED DECEMBER 31, 2015
(in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Chaucer:
Treaty (1)	$331.7	$267.6	$261.9
Marine, aviation and political	314.3	251.3	242.3
Casualty	222.5	187.2	178.9
Energy	198.6	136.2	174.8
UK Motor	187.5	(8.3)	135.4
Property	66.9	55.3	57.9
Total Chaucer	$1,321.5	$889.3	$1,051.2

(1)

Prior to January 1, 2017, treaty was reflected in the casualty, property and marine, aviation and political lines. The tables above reflect 2016 and 2015 information presented in the revised underwriting divisions.

The following table summarizes GAAP underwriting results for the Commercial Lines, Personal Lines, Chaucer and Other segments and reconciles them to operating income (loss) before interest expense and income taxes.

	YEAR ENDED DECEMBER 31, 2017
(in millions)	Commercial Lines	Personal Lines	Chaucer	Other	Total
Underwriting profit (loss), excluding prior year reserve development and catastrophes	$173.9	$174.4	$51.9	$(4.2)	$396.0
Prior year favorable (unfavorable) loss and LAE reserve development on non-catastrophe losses	9.4	(9.4)	34.1	(1.2)	32.9
Prior year favorable catastrophe development	1.4	—	24.1	—	25.5
Current year catastrophe losses	(172.0)	(80.9)	(155.2)	—	(408.1)
Underwriting profit (loss)	12.7	84.1	(45.1)	(5.4)	46.3
Net investment income	165.8	70.1	52.0	10.2	298.1
Fees and other income	8.4	11.4	6.7	2.7	29.2
Other operating expenses	(9.0)	(6.4)	(6.5)	(15.4)	(37.3)
Operating income (loss) before interest expense and income taxes	$177.9	$159.2	$7.1	$(7.9)	$336.3

	YEAR ENDED DECEMBER 31, 2016
(in millions)	Commercial Lines	Personal Lines	Chaucer	Other	Total
Underwriting profit (loss), excluding prior year reserve development and catastrophes	$171.1	$155.1	$(7.0)	$(2.5)	$316.7
Prior year (unfavorable) favorable loss and LAE reserve development on non-catastrophe losses	(223.0)	(4.3)	95.3	(8.3)	(140.3)
Prior year favorable (unfavorable) catastrophe development	3.7	(6.3)	37.5	—	34.9
Current year catastrophe losses	(73.8)	(40.7)	(45.5)	—	(160.0)
Underwriting (loss) profit	(122.0)	103.8	80.3	(10.8)	51.3
Net investment income	158.5	69.5	45.7	5.7	279.4
Fees and other income	8.5	11.4	7.1	2.7	29.7
Other operating expenses	(9.1)	(6.3)	(6.3)	(15.9)	(37.6)
Operating income (loss) before interest expense and income taxes	$35.9	$178.4	$126.8	$(18.3)	$322.8

	YEAR ENDED DECEMBER 31, 2015
(in millions)	Commercial Lines	Personal Lines	Chaucer	Other	Total
Underwriting profit (loss), excluding prior year reserve development and catastrophes	$121.2	$128.1	$28.2	$(1.6)	$275.9
Prior year (unfavorable) favorable loss and LAE reserve development on non-catastrophe losses	(45.2)	19.7	120.1	(0.3)	94.3
Prior year (unfavorable) favorable catastrophe development	(2.0)	(9.1)	32.9	—	21.8
Current year catastrophe losses	(86.7)	(66.7)	(49.7)	—	(203.1)
Underwriting (loss) profit	(12.7)	72.0	131.5	(1.9)	188.9
Net investment income	156.3	72.5	45.9	4.4	279.1
Fees and other income	8.4	12.2	7.0	3.0	30.6
Other operating expenses	(8.7)	(7.4)	(0.7)	(15.7)	(32.5)
Operating income (loss) before interest expense and income taxes	$143.3	$149.3	$183.7	$(10.2)	$466.1

2017 Compared to 2016

Commercial Lines

Commercial Lines net premiums written were $2,462.0 million for the year ended December 31, 2017, compared to $2,361.5 million for the year ended December 31, 2016. This $100.5 million increase was due to growth of $117.4 million, primarily driven by pricing increases, strong retention, and targeted new business expansion, partially offset by a $16.9 million increase in reinsurance reinstatement premiums driven by large property losses in our inland marine and commercial multiple peril lines.

Commercial Lines underwriting profit for the year ended December 31, 2017 was $12.7 million, compared to underwriting loss of $122.0 million for the year ended December 31, 2016, a change of $134.7 million. Favorable development on prior years’ loss reserves (“prior year development”) for the year ended December 31, 2017 was $9.4 million, compared to unfavorable development of $223.0 million for the year ended December 31, 2016, a favorable change of $232.4 million, primarily due to the aforementioned reserve charge following our 2016 fourth quarter reserve review. Catastrophe-related losses for the year ended December 31, 2017 were $170.6 million, compared to $70.1 million for the year ended December 31, 2016, an increase of $100.5 million. This increase is primarily due to hurricanes Harvey and Irma that occurred in the third quarter, the California wildfires that occurred in the fourth quarter, and a large Midwest hail event that occurred in the second quarter.

Commercial Lines current accident year underwriting profit, excluding catastrophes, was $173.9 million for the year ended December 31, 2017, compared to $171.1 million for the year ended December 31, 2016. This $2.8 million improvement was primarily due to lower losses in our workers’ compensation line, lower expenses and premium growth, partially offset by higher large losses and reinstatement premiums in our commercial multiple peril and inland marine lines. The impact of additional reinstatement premiums, net of ceding commissions, decreased current accident year underwriting profit by $12.0 million.

We are continuing our efforts to improve underwriting results through increased rates, pricing segmentation, specific underwriting actions and targeted new business growth. Our ability to achieve overall rate increases is affected by the current competitive pricing environment, particularly for larger middle market accounts, which may hamper our ability to grow in this portion of our business.

Personal Lines

Personal Lines net premiums written were $1,647.1 million for the year ended December 31, 2017, compared to $1,521.2 million for the year ended December 31, 2016, an increase of $125.9 million. This was primarily due to higher renewal premium driven by rate increases and improved retention, as well as new business growth.

Net premiums written in the personal automobile line of business for the year ended December 31, 2017 were $1,041.6 million, compared to $953.6 million for the year ended December 31, 2016, an increase of $88.0 million. This increase was primarily due to rate increases and an increase in policies in force of 3.8%. Net premiums written in the homeowners line of business for the year ended December 31, 2017 were $566.9 million, compared to $529.7 million for the year ended December 31, 2016, an increase of $37.2 million. This is attributable to rate increases and an increase in policies in force of 4.0%.

Personal Lines underwriting profit for the year ended December 31, 2017 was $84.1 million, compared to $103.8 million for the year ended December 31, 2016, a decline of $19.7 million. Catastrophe losses for the year ended December 31, 2017 were $80.9 million, compared to $47.0 million for the year ended December 31, 2016, an increase of $33.9 million. This increase is primarily due to a large Midwest wind event that occurred in the first quarter. Unfavorable development on prior years’ loss reserves for the year ended December 31, 2017 was $9.4 million, compared to $4.3 million for the year ended December 31, 2016, an increase of $5.1 million.

Personal Lines current accident year underwriting profit, excluding catastrophes, was $174.4 million in the year ended December 31, 2017, compared to $155.1 million for the year ended December 31, 2016. This $19.3 million increase was primarily a result of earned premium growth and lower expenses. Also, higher current accident year losses in our homeowners line were substantially offset by lower losses in our personal automobile line.

We have been able to obtain rate increases in our Personal Lines markets and believe that our ability to obtain these increases will continue. However, our ability to maintain Personal Lines net premiums written may be affected by price competition, our exposure management actions, and regulatory and legal developments. Additionally, these factors along with weather-related loss volatility may also affect our ability to maintain and improve underwriting results. We monitor these trends and consider them in our rate actions.

Chaucer

Chaucer’s net premiums written were $849.1 million for the year ended December 31, 2017, compared to $816.1 million for the year ended December 31, 2016, an increase of $33.0 million, or 4.0%, due to new business growth in our treaty, property and casualty lines, partially offset by a planned increase in ceded reinsurance premiums. An RITC transaction occurred in the first quarter of 2016 that had no impact on net income. The RITC transaction resulted in additional assumed premiums and loss and LAE reserves of $17.7 million in 2016, representing the increase in Chaucer’s retained group share of its 2013 year of account that was closed and reinsured into its 2014 year of account. As we have 100% economic interest in Syndicate 1084 for all years of account after 2013, we did not have significant RITC impacts in 2017 and do not anticipate any further impact from RITC. Excluding the RITC impact, net written premium increased 6.4%.

Chaucer’s underwriting loss for the year ended December 31, 2017 was $45.1 million, compared to an underwriting profit of $80.3 million for the year ended December 31, 2016, a decline of $125.4 million. This decrease is primarily due to higher catastrophe losses. Catastrophe losses for the year ended December 31, 2017 were $131.1 million, compared to $8.0 million for the year ended December 31, 2016, an increase of $123.1 million. The high level of catastrophe activity in 2017 is primarily due to hurricanes Harvey, Irma and Maria and two earthquakes in Mexico in the third quarter and California wildfires in the fourth quarter. Favorable development on prior years’ loss reserves for the year ended December 31, 2017 was $34.1 million, compared to $95.3 million for the year ended December 31, 2016, a decrease of $61.2 million, including the effect of foreign exchange fluctuations (See “Foreign Exchange” and “Reserve for Loss and Loss Adjustment Expenses” sections below for further discussion).

Chaucer’s current accident year underwriting profit, excluding catastrophes, was $51.9 million in the year ended December 31, 2017, compared to an underwriting loss of $7.0 million for the year ended December 31, 2016. This $58.9 million improvement was primarily due to lower large losses in our political line, including losses from commodity price-sensitive trade credit coverages in 2016, and lower losses in our energy line.

We continue to experience significant competition across the international insurance industry, with current pricing conditions in all markets being affected by high industry capacity and competition. Also, losses in many of our product lines are inherently volatile as the underwriting loss for the most recent year illustrates. Following recent industry losses, market prices may increase in selected classes, affecting both the lines of business we write, as well as the cost of reinsurance we purchase.

Other

Other operating losses were $7.9 million for the year ended December 31, 2017, compared to $18.3 million for the year ended December 31, 2016, an improvement of $10.4 million, primarily due to 2016 unfavorable prior year reserve development in our run-off voluntary pools business (See “2016 Loss and LAE Development, excluding catastrophes” section below for further discussion).

2016 Compared to 2015

Commercial Lines

Commercial Lines net premiums written were $2,361.5 million for the year ended December 31, 2016, compared to $2,281.9 million for the year ended December 31, 2015. This $79.6 million increase was primarily driven by pricing increases, strong retention, and targeted new business expansion.

Commercial Lines underwriting loss for the year ended December 31, 2016 was $122.0 million, compared to $12.7 million for the year ended December 31, 2015, a change of $109.3 million. Unfavorable development on prior years’ loss reserves for the year ended December 31, 2016 was $223.0 million, compared to $45.2 million for the year ended December 31, 2015, an unfavorable change of $177.8 million, primarily due to higher than expected losses in other commercial lines of $168.0 million, which includes our AIX program business of $75.3 million. This was principally driven by losses in accident years 2014 and prior, primarily from programs which have since been terminated, as well as higher than expected losses in our general liability lines of $56.0 million, and higher than expected losses in surety lines of $35.3 million. We also experienced unfavorable prior year development in our commercial multiple peril line of $74.2 million and in our commercial automobile line of $27.5 million. These items were partially offset by favorable prior year development in our workers’ compensation line of $46.7 million. Catastrophe-related losses decreased for the year ended December 31, 2016 at $70.1 million, compared to $88.7 million for the year ended December 31, 2015.

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

Net premiums written in the personal automobile line of business for the year ended December 31, 2016 were $953.6 million, compared to $900.0 million for the year ended December 31, 2015, an increase of $53.6 million. This increase was primarily due to rate increases, as well as an increase in policies in force of 1.4%. Net premiums written in the homeowners line of business for the year ended December 31, 2016 were $529.7 million, compared to $507.4 million for the year ended December 31, 2015, an increase of $22.3 million. This was attributable to rate increases, as well as an increase in policies in force of 1.8%.

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

Chaucer’s underwriting profit for the year ended December 31, 2016 was $80.3 million, compared to $131.5 million for the year ended December 31, 2015, a decrease of $51.2 million. This decrease was primarily due to higher current accident year losses, lower favorable prior year reserve development and higher expenses, partially offset by lower catastrophe losses. Favorable development on prior years’ loss reserves for the year ended December 31, 2016 was $95.3 million, compared to $120.1 million for the year ended December 31, 2015, a decrease of $24.8 million, including the effect of foreign exchange fluctuations (see “Foreign Exchange” section below for further discussion). Catastrophe losses for the year ended December 31, 2016 were $8.0 million, compared to $16.8 million for the year ended December 31, 2015, a decrease of $8.8 million.

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

Foreign Exchange

Most of Chaucer’s transactions are denominated in the currencies that we use to settle transactions with Lloyd’s, specifically the U.S. Dollar, the U.K. Pound Sterling (“GBP”) and the Canadian Dollar. These are Chaucer’s functional currencies under U.S. GAAP. A portion of Chaucer’s transactions and its assets and liabilities are denominated in other currencies, such as the Euro, the Swiss Franc, the Australian Dollar and the Japanese Yen. Changes in the value of these currencies versus the functional currencies, particularly versus the GBP, cause transactional gains and losses during each reporting period. During 2017, the GBP was relatively stable against most currencies. In contrast, the GPB weakened meaningfully against most currencies in 2016. We believe that this was due, in large part, to the effect of the U.K’s referendum vote to discontinue its membership in the European Union (“Brexit Referendum”). During 2015, the GBP strengthened against most currencies. The following table summarizes the total effect of Chaucer’s foreign exchange transactional gains and losses on comprehensive income:

YEARS ENDED DECEMBER 31	2017	2016	2015
in millions
Effect of revaluing loss and LAE reserves	$(2.7)	$(36.9)	$13.4
Effect of revaluing overseas deposits and cash	(0.8)	11.5	(0.5)
Effect of revaluing premium receivables	0.4	3.4	(1.2)
Total FX effect on operating income before interest expense and income taxes	(3.1)	(22.0)	11.7
FX gains (losses) reflected in net realized investment gains	1.7	(0.7)	(3.4)
Total FX effect on income before income taxes	(1.4)	(22.7)	8.3
Unrealized FX gains (losses) from investment securities	0.6	8.3	(1.2)
Total pre-tax effect of transactional FX (losses) gains on comprehensive income	(0.8)	(14.4)	7.1
Income tax benefit (expense)	0.3	5.0	(2.5)
Total effect of transactional FX (losses) gains on comprehensive income	$(0.5)	$(9.4)	$4.6

During 2017, foreign exchange losses reduced pre-tax operating income by approximately $3 million compared to a foreign exchange loss on pre-tax operating income of approximately $22 million in 2016 and a foreign exchange gain on pre-tax operating income of approximately $12 million in 2015. These items result primarily from the revaluation of loss and LAE reserves in various currencies, particularly the Euro, the Japanese Yen, the Mexican Peso and the Australian Dollar, partially offset by the revaluation of investments in overseas deposits and cash. In addition, during 2017, pre-tax unrealized foreign exchange gains from Euro-denominated investment securities were approximately $1 million, which was reflected as an increase to accumulated other comprehensive income. During 2016 and 2015 the pre-tax unrealized foreign exchange impact from Euro-denominated investment securities was a gain of $8 million and a loss of $1 million, respectively.

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

Management’s process for establishing loss reserves is a comprehensive process that involves input from multiple functions throughout our organization, including actuarial, finance, claims, legal, underwriting, distribution and business operations management. The process incorporates facts currently known, as well as the current, and in some cases, the anticipated, state of the law and coverage litigation. Based on information currently available, we believe that the aggregate loss reserves at December 31, 2017 were adequate to cover claims for losses that had occurred as of that date, including both those known to us and those yet to be reported. However, as described below, there are significant uncertainties inherent in the loss reserving process. Our estimate of the ultimate liability for losses that had occurred as of December 31, 2017 is expected to change in future periods as we obtain further information, and such changes could have a material effect on our results of operations and financial position.

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

The IBNR reserve includes a provision for claims that have occurred but have not yet been reported to us, some of which may not yet be known to the insured, as well as a provision for future development on reported claims. IBNR represents a significant proportion of our total net loss reserves, particularly for long-tail liability classes. In fact, approximately 51% of our aggregate net loss reserves at December 31, 2017 were for IBNR losses and loss expenses.

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

Given the inherent complexity of our loss reserve estimation process and the potential variability of the assumptions used, the actual emergence of losses will vary, perhaps substantially, from the estimate of losses included in our financial statements, particularly in those instances where settlements or other claim resolutions do not occur until well into the future. Our net loss reserves at December 31, 2017 were $5.1 billion. Therefore, a relatively small percentage change in the estimate of net loss reserves would have a material effect on our results of operations.

There is greater inherent uncertainty in estimating insurance reserves for certain types of property and casualty insurance lines, particularly liability lines, where a longer period of time may elapse before a definitive determination of ultimate liability and losses may be made. In addition, the technological, judicial, regulatory and political climates involving these types of claims are continuously evolving. There is also greater uncertainty in establishing reserves with respect to business that is new to us, particularly new business which is generated with respect to newly introduced product lines, by newly appointed agents or in geographies in which we have less experience in conducting business, such as certain new program business written by AIX, Chaucer’s U.S. casualty treaty and international liability lines, our professional liability specialty lines, our excess and surplus specialty lines, and business written in the western part of the United States. In some of these cases, there is less historical experience or knowledge and less data upon which we can rely. A combination of business that is both new to us and has longer development periods provides even greater uncertainty in estimating insurance reserves. In our management and professional liability lines, we are modestly increasing, and expect to continue to increase, our exposure to longer-tailed liability lines, including directors and officers liability, errors and omissions liability and product liability coverages. The Chaucer business acquired in 2011 contains several liability lines, of which financial institution and professional liability, U.S. casualty treaty liability, international liability and marine and energy liability, contribute the most uncertainty. Chaucer’s U.S. casualty treaty lines have grown since 2015 due to our expanded underwriting capabilities.

We regularly update our reserve estimates as new information becomes available and additional events occur which may impact the resolution of unsettled claims. Reserve adjustments are reflected in the results of operations as adjustments to losses and LAE. Often, these adjustments are recognized in periods subsequent to the period in which the underlying policy was written and the loss event occurred. When these types of subsequent adjustments affect prior years, they are described separately as “prior year reserve development”. Such development can be either favorable or unfavorable to our financial results and may vary by line of business. As discussed below, estimated loss and LAE reserves for claims occurring in prior years developed favorably by $32.9 million, unfavorably by $140.3 million, and  favorably by $94.3 million for the years ended December 31, 2017, 2016, and 2015, respectively. Additionally, our estimated loss and LAE reserves for catastrophe claims occurring in prior years developed favorably by $25.5 million, $34.9 million and $21.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. However, there can be no assurance that current loss and LAE reserves will be sufficient.

We regularly review our reserving techniques, our overall reserving position and our reinsurance. Based on (i) our review of historical data, legislative enactments, judicial decisions, legal developments in impositions of damages and policy coverage, political attitudes and trends in general economic conditions, (ii) our review of per claim information, (iii) our historical loss experience and that of the industry, (iv) the nature of policies written by us, and (v) our internal estimates of required reserves, we believe that adequate provision has been made for loss reserves. However, establishment of appropriate reserves is an inherently uncertain process, and there can be no certainty that current established reserves will prove adequate in light of subsequent actual experience. A significant change to the estimated reserves could have a material impact on our results of operations and financial position. An increase or decrease in reserve estimates would result in a corresponding decrease or increase in financial results. For example, each one percentage point change in the aggregate loss and LAE ratio resulting from a change in reserve estimation is currently projected to have an approximate $48 million impact on operating income, based on 2017 full year premiums.

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

Most of our indirect business from our run-off voluntary and ongoing involuntary pools is assumed long-tailed casualty reinsurance. Reserve estimates for this business are therefore subject to the variability caused by extended loss emergence periods. The estimation of loss reserves for this business is further complicated by delays between the time the claim is reported to the ceding insurer and when it is reported by the ceding insurer to the pool manager and then to us, and by our dependence on the quality and consistency of the loss reporting by the ceding company and actuarial estimates by the pool manager. These reserving factors also apply to our discontinued assumed accident and health reinsurance pools and arrangements that are included in our liabilities of discontinued operations (See “Risk Factors” in Part I – Item 1A of this Form 10-K for further discussion).

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

In addition to the methods described above, various tailored reserving methodologies are used for certain businesses. For example, for some low volume and high volatility classes of business, special reserving techniques are utilized that estimate IBNR by selecting the loss ratio that balances actual reported losses to expected reported losses as defined by the estimated underlying reporting pattern. Also, for some classes with long exposure periods (e.g., energy, construction defect, engineering and political risks), earnings patterns plus an estimated reporting lag applied to the Bornheutter-Ferguson initial expected loss ratio are used to estimate IBNR. This is done in order to reflect the changing average exposure periods by policy year (and consequently accident year).

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

•

Personal and Commercial Automobile Bodily Injury – loss reserves recorded for bodily injury on U.S. voluntary business were $611.1 million as of December 31, 2017. A key assumption for bodily injury is the inflation rate underlying the estimated reserve. A five point change (e.g., 4% changed to 9% or -1%) in the embedded inflation rate would have changed total reserves by approximately $64 million, either positive or negative, respectively, at December 31, 2017.

•

Personal Automobile Personal Injury Protection Medical Payment – loss reserves recorded for personal injury protection medical payment on U.S. voluntary business were $150.0 million as of December 31, 2017. A key assumption for this coverage is the inflation rate underlying the estimated reserve. Given the long reporting pattern for this line of business, an additional key assumption is the amount of additional development required to reach full maturity, thereby reflecting ultimate costs, as represented by the tail factor. A five point change in the embedded inflation rate and a one point change to the tail factor assumption (e.g., 1.02 changed to 1.01 or 1.03) would have changed total reserves by approximately $46 million, either positive or negative, at December 31, 2017.

•

Workers’ Compensation – loss reserves recorded for workers’ compensation on U.S. voluntary business were $402.6 million as of December 31, 2017. A key assumption for workers’ compensation is the inflation rate underlying the estimated reserve. Given the long reporting pattern for this line of business, an additional key assumption is the amount of additional development required to reach full maturity, thereby reflecting ultimate costs, as represented by the tail factor. A five point change in the embedded inflation rate and a one point change to the tail factor assumption would have changed total reserves by approximately $112 million, either positive or negative, at December 31, 2017.

•

Monoline and Multiple Peril General Liability – loss reserves recorded for monoline and multiple peril general liability on U.S. voluntary business were $740.5 million as of December 31, 2017. A key assumption for monoline and multiple peril general liability is the implied adequacy of the underlying case reserves. A ten point change in case adequacy (e.g., 10% deficiency changed to 0% or 20% deficiency) would have changed total reserves by approximately $82 million, either positive or negative, at December 31, 2017.

•

Specialty Programs – loss reserves recorded for the AIX program business were $251.2 million as of December 31, 2017. Two key assumptions underlying the actuarial reserve analysis for specialty programs are the inflation rate underlying the estimated reserve for our commercial automobile liability, general liability and workers’ compensation coverages, as well as the tail factor selection for workers’ compensation. A five point change to the embedded inflation rate for the aforementioned coverages, and a one point change in the workers’ compensation tail factor on AIX program business would have changed total reserves by approximately $46 million at December 31, 2017.

•

New classes of business – claims reserves recorded for new classes of Chaucer business (primarily within international liability, U.S. casualty treaty and, to a lesser extent, new business written in overseas offices) were $223.9 million as of December 31, 2017. An increase in the ultimate loss ratio by 5%, 10% and 15% in the 2015 and prior, 2016 and 2017 years of account, respectively, on these classes would have increased total reserves by approximately $33 million at December 31, 2017.

•

Casualty classes of business – claims reserves recorded for casualty classes of Chaucer business were $557.9 million as of December 31, 2017. An increase in the ultimate loss ratio of 2.5% across all classes and years of account would have increased total reserves by approximately $47 million at December 31, 2017.

•

Catastrophe events – for hurricanes Harvey, Irma and Maria, a 25% increase in estimated gross ultimate claims for Chaucer and a 20% increase in net ultimate claims deterioration on the U.S. direct business would have reduced underwriting income by approximately $21 million.

Carried Reserves and Reserve Rollforward

The following table provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses.

YEARS ENDED DECEMBER 31	2017	2016	2015
(in millions)
Gross loss and LAE reserves, beginning of year	$6,949.4	$6,574.4	$6,391.7
Reinsurance recoverable on unpaid losses	2,274.8	2,280.8	1,983.0
Net loss and LAE reserves, beginning of year	4,674.6	4,293.6	4,408.7
Net incurred losses and LAE in respect of losses occurring in:
Current year	3,187.1	2,859.3	3,000.2
Prior year non-catastrophe development	(32.9)	140.3	(94.3)
Prior year catastrophe development	(25.5)	(34.9)	(21.8)
Total incurred losses and LAE	3,128.7	2,964.7	2,884.1
Net payments of losses and LAE in respect of losses occurring in:
Current year	1,293.2	1,142.7	1,245.6
Prior years	1,414.9	1,367.2	1,418.4
Total payments	2,708.1	2,509.9	2,664.0
Transfer of U.K. motor business	—	—	(300.6)
Effect of foreign exchange rate changes	41.4	(73.8)	(34.6)
Net reserve for losses and LAE, end of year	5,136.6	4,674.6	4,293.6
Reinsurance recoverable on unpaid losses	2,608.4	2,274.8	2,280.8
Gross reserve for losses and LAE, end of year	$7,745.0	$6,949.4	$6,574.4

The following table summarizes the gross reserve for losses and LAE by line of business.

DECEMBER 31	2017	2016	2015
(in millions)
Commercial multiple peril	$1,012.5	$899.7	$725.1
Workers' compensation	628.3	580.2	615.2
Commercial automobile	380.2	374.2	336.2
Other commercial lines:
AIX program business	475.4	453.2	398.6
General liability	269.8	261.9	204.8
Umbrella	135.9	112.6	95.1
Surety	87.8	72.4	36.2
Other lines	410.6	311.5	228.2
Total other commercial lines	1,379.5	1,211.6	962.9
Total Commercial Lines	3,400.5	3,065.7	2,639.4
Personal automobile	1,471.7	1,430.2	1,407.5
Homeowners and other personal	147.6	123.8	120.2
Total Personal	1,619.3	1,554.0	1,527.7
Total Chaucer	2,686.5	2,289.4	2,372.5
Total Other Segment	38.7	40.3	34.8
Total loss and LAE reserves	$7,745.0	$6,949.4	$6,574.4

“Other commercial lines – Other lines” in the table above, is primarily comprised of fidelity, marine, miscellaneous property and healthcare lines. Loss and LAE reserves in our “Total Other Segment” relate to our run-off voluntary assumed reinsurance pools business. Also included in the above table are $59.4 million, $61.0 million and $57.7 million of asbestos and environmental reserves as of December 31, 2017, 2016 and 2015, respectively. Included in the Chaucer segment are $100.9 million, $117.0 million and $166.0 million of reserves as of December 31, 2017, 2016 and 2015, respectively, related to Chaucer’s financial and professional liability lines written in 2008 and prior periods.

Prior Year Development

Conditions and trends that have affected reserve development in the past will not necessarily recur in the future. As discussed under “Reserving Process Overview” in the preceding section, our historical loss experience and loss development patterns are important factors in estimating loss reserves, however, they are not the only factors we evaluate to establish reserves. Additionally, due to the highly specialized nature of the Lloyd’s business, many of our business classes at Chaucer are characterized by low frequency, but potentially high severity loss events. This results in claims experience and development patterns that are less predictable and more volatile than most of our domestic Personal and Commercial lines businesses. In addition, Chaucer’s reinsurance business and high excess property layers often experience delays in claim reporting which increases the risk of delayed recognition of loss reserve development. Thus additional knowledge and understanding of the exposures and often complex underlying claims issues is required to arrive at a reliable reserve. Also, the composition of the Chaucer portfolio has changed meaningfully throughout the period since our acquisition in 2011, making historical reserve development patterns less relevant to our current business mix. Therefore, a mechanical application of standard actuarial methodologies in projecting ultimate claims could result in materially different reserves to those held. Accordingly, it is not appropriate to extrapolate future favorable or unfavorable development based on amounts experienced in prior periods.

The following table summarizes prior year (favorable) unfavorable development by segment for the periods indicated:

	2017			2016			2015
(in millions)	Loss & LAE	Catastrophe	Total	Loss & LAE	Catastrophe	Total	Loss & LAE	Catastrophe	Total
Commercial Lines	$(9.4)	$(1.4)	$(10.8)	$223.0	$(3.7)	$219.3	$45.2	$2.0	$47.2
Personal Lines	9.4	-	9.4	4.3	6.3	10.6	(19.7)	9.1	(10.6)
Chaucer	(34.1)	(24.1)	(58.2)	(95.3)	(37.5)	(132.8)	(120.1)	(32.9)	(153.0)
Other Segment	1.2	-	1.2	8.3	-	8.3	0.3	-	0.3
Total prior year (favorable) unfavorable development	$(32.9)	$(25.5)	$(58.4)	$140.3	$(34.9)	$105.4	$(94.3)	$(21.8)	$(116.1)

Catastrophe Loss Development

In 2017, favorable catastrophe development was $25.5 million, primarily due to lower than expected property losses for Chaucer’s treaty line of $18.5 million. In 2016, favorable catastrophe development was $34.9 million, primarily due to lower than expected property losses in Chaucer’s treaty line of $20.2 million and, to a lesser extent, in Chaucer’s property line. In 2015, favorable catastrophe development was $21.8 million, primarily due to lower than expected property losses in Chaucer’s treaty line of $19.3 million and, to a lesser extent, in Chaucer’s property line, partially offset by higher than expected losses in our homeowners line, within our Personal lines segment.

Loss and LAE Development, excluding catastrophes

The following table provides a summary of (favorable)/unfavorable loss and LAE reserve development, excluding catastrophes.

YEARS ENDED DECEMBER 31	2017	2016	2015
(in millions)
Commercial multiple peril	$2.5	$74.2	$15.0
Workers’ compensation	(9.1)	(46.7)	(46.9)
Commercial automobile	2.5	27.5	23.4
Other commercial lines:
AIX program business	(0.4)	75.3	70.7
General liability	(1.9)	56.0	14.3
Surety	0.1	35.3	1.5
Umbrella	(0.2)	(9.0)	(19.4)
Other lines	(2.9)	10.4	(13.4)
Total other commercial lines	(5.3)	168.0	53.7
Total Commercial Segment	(9.4)	223.0	45.2
Personal automobile	3.7	4.8	(7.2)
Homeowners and other personal lines	5.7	(0.5)	(12.5)
Total Personal Segment	9.4	4.3	(19.7)
Total Chaucer Segment	(34.1)	(95.3)	(120.1)
Total Other Segment	1.2	8.3	0.3
Total loss and LAE reserve development, excluding catastrophes	$(32.9)	$140.3	$(94.3)

2017 Loss and LAE Development, excluding catastrophes

In 2017, net favorable loss and LAE development, excluding catastrophes, was $32.9 million, primarily as a result of favorable development of $34.1 million for Chaucer. Chaucer’s favorable development was primarily the result of lower than expected losses in the energy line of $31.0 million in accident years 2011 through 2016 and in the political line of $16.2 million in accident years 2013 through 2016, partially offset by higher than expected losses in the treaty line of $13.7 million. The higher losses in the treaty line were primarily a result of higher than expected losses in Chaucer’s U.S. casualty business in accident years 2015 and 2016.

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

As a result of our 2016 fourth quarter reserve review of domestic lines of business, carried domestic reserves for prior accident years, excluding catastrophes, were increased by $174.1 million in the fourth quarter, of which $161.5 million related to Commercial Lines. The majority of this adjustment was attributed to our long-tailed commercial liability coverages, including our AIX program business and was largely driven by worsening trends in the number and nature of high severity losses and higher than anticipated legal defense costs. We reacted to this adverse emergence by updating our assumptions about loss severity, loss development patterns, expected loss ratios and loss adjustment expenses for the most recent accident years, placing greater weight on the adverse severity trends experienced in the most recent calendar years. The adverse prior year development for our Other segment was due to our run-off voluntary assumed reinsurance pools business. The reserve increase was based on an updated third-party actuarial study received in the fourth quarter for the Excess and Casualty Reinsurance Association (“ECRA”) pool that primarily consists of asbestos and environmental exposures.

Chaucer’s favorable development during 2016 was primarily the result of lower than expected losses in the energy line of $27.6 million, primarily in the 2013 through 2015 accident years, in the casualty line of $24.0 million, primarily in the 2014 and prior accident years, in the political line of $20.1 million, primarily in the 2008, 2009, 2014 and 2015 accident years and in the treaty line of $17.0 million, primarily in the 2013 through 2015 accidents years. Partially offsetting Chaucer’s favorable development was the unfavorable impact of foreign exchange rate movements on prior years’ loss reserves. See “Foreign Exchange” section above for further discussion.

2015 Loss and LAE Development, excluding catastrophes

In 2015, net favorable loss and LAE development was $94.3 million, primarily as a result of favorable development of $120.1 million for Chaucer, partially offset by net unfavorable development of $45.2 million for Commercial Lines.

Chaucer’s favorable development was primarily the result of lower than expected losses in the energy line of $39.9 million, primarily in the 2012 through 2014 accident years, in the treaty line of $24.9 million, primarily in accident years 2012 through 2014, in the casualty line of $21.6 million, primarily in the 2008, 2011 and 2013 accident years and in the aviation and political lines of $19.5 million, primarily in the 2010, 2012 and 2013 accident years. Chaucer’s favorable development was also partially attributable to the favorable impact of foreign exchange rate movements on prior years’ loss reserves. See “Foreign Exchange” section above for further discussion.

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

Asbestos and Environmental Reserves

Although we attempt to limit our exposures to asbestos and environmental damage liability through specific policy exclusions, we have been and may continue to be subject to claims related to these exposures. Ending loss and LAE reserves for all direct business written by our property and casualty companies related to asbestos and environmental damage liability were $9.5 million, $9.9 million and $9.5 million, net of reinsurance of $20.2 million, $19.9 million, and $20.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Activity for our asbestos and environmental reserves was not significant to our 2017, 2016 or 2015 financial results. In recent years, average asbestos and environmental payments have declined modestly. As a result of our historical direct underwriting mix of Commercial Lines policies toward smaller and middle market risks, past asbestos and environmental damage liability loss experience has remained minimal in relation to our total loss and LAE incurred experience.

In addition, we have established gross and net loss and LAE reserves for assumed reinsurance pool business with asbestos and environmental damage liability of $30.3 million, $31.2 million and $27.7 million at December 31, 2017, 2016 and 2015, respectively. These reserves relate to pools in which we have terminated our participation; however, we continue to be subject to claims related to years in which we were a participant. Results of operations from these pools are included in our Other segment. A significant part of our pool reserves relates to our participation in the ECRA voluntary pool from 1950 to 1982. In 1982, the pool was dissolved and since that time, the business has been in run-off. Our percentage of the total pool liabilities varied from 1% to 6% during these years. Our participation in this pool has resulted in average paid losses of approximately $2 million annually over the past ten years.

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

Reinsurance

See “Reinsurance” in Item 1 – Business of this Form 10-K for information on our reinsurance programs.

INVESTMENTS

INVESTMENT RESULTS

Net investment income before income taxes was as follows:

DECEMBER 31	2017	2016	2015
(dollars in millions)
Fixed maturities	$249.7	$245.1	$253.8
Equity securities	18.0	18.6	17.5
Limited partnerships	15.3	8.0	5.8
Other investments	26.1	18.7	12.3
Investment expenses	(11.0)	(11.0)	(10.3)
Net investment income	$298.1	$279.4	$279.1
Earned yield, fixed maturities	3.35%	3.51%	3.61%
Earned yield, total portfolio	3.34%	3.38%	3.44%

The increase in net investment income in both 2017 and 2016 was primarily due to the investment of higher operational cash flows and to acquisitions of additional higher yielding asset classes, including private equity partnerships and commercial loan participations.  Net investment income in 2017 also benefited from an increase in income on certain reinsurance contracts subject to deposit accounting. These increases were partially offset by the impact of lower new money yields.  Additionally, in 2016 net investment income declined due to lower investment assets resulting from our repurchases of stock and repayments of debt. We expect average fixed income investment yields to continue to decline as new money rates remain lower than embedded book yields.

INVESTMENT PORTFOLIO

We held cash and investment assets diversified across several asset classes, as follows:

DECEMBER 31	2017		2016
(dollars in millions)	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
Fixed maturities, at fair value	$7,779.7	82.6%	$7,331.3	84.0%
Equity securities, at fair value	576.5	6.1	584.4	6.7
Mortgage and other loans	365.8	3.9	297.6	3.4
Other investments	319.7	3.4	236.2	2.7
Cash and cash equivalents	376.4	4.0	282.6	3.2
Total cash and investments	$9,418.1	100.0%	$8,732.1	100.0%

CASH AND INVESTMENTS

Total cash and investments increased $686.0 million, or 7.9%, for the year ended December 31, 2017, primarily due to operational cashflows and market value appreciation, partially offset by the funding of financing activities, including dividend payments to shareholders.

The following table provides information about the investment types of our fixed maturities portfolio:

DECEMBER 31	2017
(in millions)
Investment Type	Amortized Cost	Fair Value	Net Unrealized Gain (Loss)	Change in Net Unrealized for the Year
U.S. Treasury and government agencies	$513.6	$511.4	$(2.2)	$(0.8)
Foreign government	240.8	242.7	1.9	(3.0)
Municipals:
Taxable	974.0	996.3	22.3	(7.3)
Tax-exempt	79.3	79.7	0.4	0.4
Corporate	4,238.9	4,307.5	68.6	4.6
Asset-backed:
Residential mortgage-backed	990.6	986.0	(4.6)	(0.6)
Commercial mortgage-backed	591.7	596.4	4.7	1.0
Asset-backed	59.9	59.7	(0.2)	0.4
Total fixed maturities	$7,688.8	$7,779.7	$90.9	$(5.3)

The decrease in net unrealized gains on fixed maturities was primarily due to higher interest rates, partially offset by narrower corporate credit spreads in 2017.

Amortized cost and fair value by rating category were as follows:

DECEMBER 31		2017			2016
(dollars in millions) NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost	Fair Value	% of Total Fair Value	Amortized Cost	Fair Value	% of Total Fair Value
1	Aaa/Aa/A	$5,333.5	$5,381.2	69.2%	$4,867.7	$4,927.6	67.2%
2	Baa	1,996.0	2,026.7	26.0	1,955.4	1,975.8	26.9
3	Ba	183.7	191.5	2.5	203.2	210.8	2.9
4	B	166.6	171.1	2.2	195.9	203.7	2.8
5	Caa and lower	8.7	8.9	0.1	11.8	11.9	0.2
6	In or near default	0.3	0.3	—	1.1	1.5	—
Total fixed maturities		$7,688.8	$7,779.7	100.0%	$7,235.1	$7,331.3	100.0%

Based on ratings by the National Association of Insurance Commissioners (“NAIC”), approximately 95% and 94% of the fixed maturity portfolio consisted of investment grade securities at December 31, 2017 and December 31, 2016, respectively. The quality of our fixed maturity portfolio remains strong based on ratings, capital structure position, support through guarantees, underlying security, issuer diversification and yield curve position.

Our investment portfolio primarily consists of fixed maturity securities whose fair value is susceptible to market risk, specifically interest rate changes. Duration is a measurement used to quantify our inherent interest rate risk and analyze invested assets relative to our reserve liabilities.

The duration of our fixed maturity portfolio was as follows:

DECEMBER 31	2017			2016
(dollars in millions) Duration	Amortized Cost	Fair Value	% of Total Fair Value	Amortized Cost	Fair Value	% of Total Fair Value
0-2 years	$1,352.3	$1,375.1	17.7%	$1,168.6	$1,190.2	16.2%
2-4 years	2,260.5	2,303.6	29.6	2,107.4	2,171.2	29.6
4-6 years	2,099.5	2,121.3	27.3	1,941.4	1,971.8	26.9
6-8 years	1,684.8	1,682.3	21.6	1,426.7	1,423.0	19.4
8-10 years	215.3	218.0	2.8	515.1	498.4	6.8
10+ years	76.4	79.4	1.0	75.9	76.7	1.1
Total fixed maturities	$7,688.8	$7,779.7	100.0%	$7,235.1	$7,331.3	100.0%
Weighted average duration:		4.3			4.5

Our fixed maturity and equity securities are carried at fair value. Financial instruments whose value was determined using significant management judgment or estimation constituted less than 1% of the total assets we measured at fair value. See also Note 5 - “Fair Value” in the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K.

Equity securities primarily consist of U.S. income-oriented large capitalization common stocks and developed market equity index exchange-traded funds.

Other investments consisted primarily of participations in commercial mortgage loan obligations, investments in private equity limited partnerships and overseas deposits. Commercial mortgage loan participations represent our interest in commercial mortgage loans originated by a third-party. We share, on a pro-rata basis, in all related cash flows of the underlying mortgage loans, which are investment-grade quality and diversified by geographic area and property type. Our investments in limited partnerships include interests in middle market mezzanine, private equity and credit funds. Overseas deposits are foreign and U.S. dollar-denominated investments maintained in overseas funds and managed exclusively by Lloyd’s. These funds are required in order to protect policyholders in overseas markets and enable Chaucer to operate in those markets. Access to those funds is restricted, and we have no control over the investment strategy.

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

OTHER-THAN-TEMPORARY IMPAIRMENTS

For the years ended December 31, 2017, 2016 and 2015, we recognized in earnings $5.9 million, $27.9 million and $26.8 million, respectively, of other-than-temporary impairments (“OTTI”). In 2017, OTTI consisted of $2.1 million on fixed maturities, $2.0 million on other invested assets and $1.8 million on equity securities. In 2016, OTTI consisted primarily of $16.1 million on fixed maturities we intended to sell, $8.8 million related to estimated credit losses on fixed maturities and $2.7 million on equity securities. In 2015, OTTI consisted of $16.0 million related to estimated credit losses on fixed maturities, $4.0 million on fixed maturities we intended to sell and $6.8 million on equities. OTTI in 2016 and 2015 related to the energy sector was $16.6 million and $19.6 million, respectively.

The carrying values of fixed maturity securities on non-accrual status at December 31, 2017 and 2016 were not material. The effects of non-accruals compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities for the years ended December 31, 2017, 2016 and 2015 were also not material. Any defaults in the fixed maturities portfolio in future periods may negatively affect investment income.

UNREALIZED LOSSES

Gross unrealized losses on fixed maturities and equity securities as of December 31, 2017 were $54.3 million, a decrease of $28.7 million compared to December 31, 2016, primarily attributable to narrower credit spreads. At December 31, 2017, gross unrealized losses consisted primarily of $26.4 million of corporate fixed maturities, $11.1 million of residential mortgage-backed securities, $7.1 million on municipal securities and $5.6 million on U.S. Governments. See also Note 3 – “Investments” in the Notes to the Consolidated Financial Statements and Supplementary Data of this Form 10-K.

We view gross unrealized losses on fixed maturities as temporary since it is our assessment that these securities will recover in the near term, allowing us to realize their anticipated long-term economic value. Further, we do not intend to sell, nor is it more likely than not we will be required to sell, such debt securities before this expected recovery of amortized cost (see also “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K). Inherent in our assessment are the risks that market factors may differ from our expectations; the global economic recovery is less robust than we expect or reverts to recessionary trends; we may decide to subsequently sell a security for unforeseen business needs; or changes in the credit assessment from our original assessment may lead us to determine that a sale at the current value would maximize recovery on such investments. To the extent that there are such adverse changes, an OTTI would be recognized as a realized loss. Although unrealized losses are not reflected in the results of financial operations until they are realized or deemed “other-than-temporary”, the fair value of the underlying investment, which does reflect the unrealized loss, is reflected in our Consolidated Balance Sheets.

With respect to equity securities, we had no gross unrealized losses as of December 31, 2017. Prior to that date, we viewed gross unrealized losses on equity securities as temporary since it was our assessment that these securities would recover in the near term, allowing us to realize their long-term economic value. Beginning January 1, 2018, we will adopt ASC Update 2016-01, (Subtopic 825-10) Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU No. 2016-01”). The adoption of the ASU will reclassify the net unrealized gain on equity securities from accumulated other comprehensive income to retained earnings. Subsequently, changes in fair value on equity securities will be reported in net income. See also Note 1 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in the Financial Statements and Supplementary Data of this Form 10-K.

The following table sets forth gross unrealized losses for fixed maturities by maturity period and for equity securities at December 31, 2017 and 2016. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers.

DECEMBER 31	2017	2016
(in millions)
Due in one year or less	$0.2	$0.3
Due after one year through five years	12.3	15.9
Due after five years through ten years	22.6	37.6
Due after ten years	5.3	10.0
	40.4	63.8
Mortgage-backed and asset-backed securities	13.9	18.5
Total fixed maturities	54.3	82.3
Equity securities	-	0.7
Total fixed maturities and equity securities	$54.3	$83.0

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

Monetary policies in the developed economies, particularly in the United States, Europe and Japan, are supportive of moderate economic growth, while fiscal policies are more divergent and subject to change. Major central banks continue to closely monitor developments in global financial markets and the outlook for growth and are committed to adjust monetary policy as required to provide liquidity, support growth and achieve inflation targets. In the United States, the Federal Reserve (the “Fed”) increased its target for the federal funds rate by 0.75% in 2017, including 0.25% in December, and raised its range to 1.25% to 1.50%. The Fed expects that economic conditions will evolve in a manner that will warrant gradual increases in the federal funds rate and steady reductions in the size of its balance sheet. This is supported by its view that economic activity will expand at a moderate pace, labor conditions will remain strong and inflation will rise and stabilize around its 2 percent objective over the medium term. The Fed has communicated that the timing and size of future adjustments to the federal funds rate will depend on the realized and expected economic conditions relative to its objectives of maximum employment and 2 percent inflation. While the Fed believes near-term risks to the economic outlook appear roughly balanced, it continues to closely monitor inflation indicators and global economic and financial developments.

While the United States, Canada and the United Kingdom have ended their extraordinary measures and begun to tighten monetary policy, other major central banks continue with their stimulus policies as they seek higher growth and confront inflation and inflation expectations running below target. The removal, modification or suggestion of changes in these policies could have an adverse effect on prevailing market interest rates and on issuers’ level of business activity or liquidity. Fundamental conditions in the corporate sector generally remain sound. While we may experience defaults on fixed income securities, particularly with respect to non-investment grade debt securities, it is difficult to foresee which issuers, industries or markets will be affected. As a result, the value of our fixed maturity portfolio could change rapidly in ways we cannot currently anticipate, and we could incur additional realized and unrealized losses in future periods.

OTHER ITEMS

Net income also included the following items:

	YEARS ENDED DECEMBER 31
(in millions)
2017	Commercial Lines	Personal Lines	Chaucer	Other	Discontinued Operations	Total
Net realized investment gains (losses)	$17.7	$8.4	$2.6	$(5.0)	$—	$23.7
Effect of the enactment of the Tax Cuts and Jobs Act	—	—	—	(22.3)	—	$(22.3)
Other non-operating items	(5.6)	(4.6)	0.2	—	—	(10.0)
Discontinued operations, net of tax	—	—	—	—	(16.8)	(16.8)

2016
Net realized investment gains (losses)	$7.5	$3.5	$(0.9)	$(1.5)	$—	$8.6
Net loss from repayment of debt	—	—	—	(88.3)	—	(88.3)
Gain on disposal of U.K. motor business	—	—	1.1	—	—	1.1
Other non-operating items	2.5	—	0.3	0.2	—	3.0
Discontinued operations, net of tax	—	—	—	—	(1.0)	(1.0)

2015
Net realized investment gains	$12.3	$6.4	$0.4	$0.4	$—	$19.5
Net loss from repayment of debt	—	—	—	(24.1)	—	(24.1)
Gain on disposal of U.K. motor business	—	—	38.4	—	—	38.4
Other non-operating items	—	(0.2)	0.2	0.1	—	0.1
Discontinued operations, net of tax	—	—	—	—	0.7	0.7

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

Net realized gains on investments were $23.7 million, $8.6 million, and $19.5 million for 2017, 2016, and 2015, respectively. Net realized gains in 2017 were primarily due to $30.8 million of gains recognized from the sale of securities, primarily equities, and to a lesser extent, fixed maturities. These gains were partially offset by $5.9 million of OTTI losses. Net realized gains in 2016 were primarily due to $36.4 million of gains recognized from the sale of securities, primarily equities, and to a lesser extent, fixed maturities. These gains were partially offset by $27.9 million of OTTI losses. Net realized gains in 2015 were primarily due to $39.9 million of gains recognized from the sale of equity securities and, to a lesser extent, fixed maturities, and $6.4 million of gains from other investments, primarily partnerships. These gains were partially offset by $26.8 million of OTTI losses.

Net income in 2017 included a $22.3 million expense related to the enactment of the Tax Cuts and Jobs Act on December 22, 2017. See also “Income Taxes” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 7 – “Income Taxes” in the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data  of this Form 10-K.

Included in “other non-operating items” above in 2017 were $10.2 million of employee termination costs associated with a company-wide expense savings initiative.

Discontinued operations primarily include our discontinued accident and health and former life insurance businesses. In 2017, discontinued operations, in total, generated a loss of $16.8 million, net of tax, primarily related to the long-term care pool within our discontinued accident and health business. During the fourth quarter of 2017, we received updated future cash flow projections from the manager of our long-term care pool that reflected a significant increase in projected claim costs. As a result of this deterioration in morbidity, partially offset by more favorable future premium rate increases, we increased our long-term care pool reserves by $23.3 million, before tax. See also “Discontinued Operations” in Part I – Item 1 of this Form 10-K.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

Operations are subject to risk resulting from interest rate fluctuations, which may adversely impact the valuation of the investment portfolio. In a rising interest rate environment, the value of the fixed maturity sector, which comprises 83% of our investment portfolio, may decline as a result of decreases in the fair value of the securities. Our intent is to hold securities to maturity and recover the decline in valuation as prices accrete to par. However, our intent may change prior to maturity due to changes in the financial markets, our analysis of an issuer’s credit metrics and prospects, or as a result of changes in cash flow needs. Interest rate fluctuations may also reduce net investment income and as a result, profitability. The portfolio may realize lower yields and therefore lower net investment income on securities because the securities with prepayment and call features may prepay at a different rate than originally projected. Also, funds may not be available to invest at higher interest rates.

In a declining interest rate environment, prepayments and calls may increase as issuers exercise their option to refinance at lower rates. The resulting funds would be reinvested at lower yields.

The following table illustrates the estimated impact on the fair value of our fixed maturity portfolio at December 31, 2017 and 2016 of hypothetical changes in prevailing interest rates, defined as changes in interest rates on U.S. Treasury debt. It does not reflect changes in credit spreads, liquidity spreads and other factors that affect the value of securities. Since changes in prevailing interest rates are often accompanied by changes in these other factors, the reader should not assume that an actual change in interest rates would result in the values illustrated.

(dollars in millions)
INVESTMENT TYPE	+300bp	+200bp	+100bp	0	-100bp	-200bp	-300bp
Residential mortgage-backed securities	$835	$880	$935	$985	$1,025	$1,040	$1,035
Municipal securities	950	990	1,035	1,075	1,120	1,165	1,210
All other fixed maturity securities	5,030	5,250	5,475	5,720	5,965	6,220	6,490
Total December 31, 2017	$6,815	$7,120	$7,445	$7,780	$8,110	$8,425	$8,735
Total December 31, 2016	$6,415	$6,705	$7,010	$7,330	$7,645	$7,885	$7,950

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

EQUITY PRICE RISK

Our equity securities portfolio is exposed to equity price risk arising from potential volatility in equity market prices. Portfolio characteristics are analyzed regularly and price risk is actively managed through a variety of techniques. A hypothetical increase or decrease of 10% in the market price of our equity securities would have resulted in an increase or decrease in the fair value of the equity securities portfolio of approximately $58 million at both December 31, 2017 and 2016.

FOREIGN CURRENCY EXCHANGE RISK

Chaucer has exposure to foreign currency risk, most notably in insurance contracts and invested assets. Some of the insurance contracts provide that ultimate losses may be payable in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. Thus, Chaucer attempts to manage foreign currency risk by seeking to match liabilities under insurance and reinsurance policies that are payable in foreign currencies with cash and investments that are denominated in such currencies. We may also utilize foreign currency forward contracts as part of our investment strategy. The principal currency creating foreign exchange investment risk for us is the U.K. pound sterling, and to a lesser extent, the Canadian dollar, Euro, Australian dollar and Swiss franc. A hypothetical 10% reduction in the value of foreign denominated investments would be expected to produce a loss in fair value of approximately $57 million and $58 million at December 31, 2017 and 2016, respectively.

INCOME TAXES

We are subject to the tax laws and regulations of the U.S. and foreign countries in which we operate. We file a consolidated U.S. federal income tax return that includes our holding company and its U.S. subsidiaries. Generally, taxes are accrued at the U.S. statutory tax rate for income from the U.S. operations. Our primary non-U.S. jurisdiction is in the U.K. In November 2015, the U.K. statutory tax rate decreased from 20% to 19% effective April 1, 2017. A further decrease in the U.K. tax rate was enacted in September 2016 to reduce the U.K. statutory rate to 17% effective April 1, 2020.  We accrue taxes on certain non-U.S. income that is subject to U.S. tax at the enacted U.S. tax rate. Foreign tax credits, where available, are utilized to offset U.S. tax as permitted.

The provision for income taxes from continuing operations was an expense of $98.5 million, $36.2 million and $108.6 million in 2017, 2016 and 2015, respectively. These amounts resulted in consolidated effective tax rates of 32.7%, 18.8% and 24.7% on pre-tax income for 2017, 2016 and 2015, respectively. The provision for 2017 reflects a one-time expense of $22.3 million related to the enactment of the Tax Cuts and Jobs Act (“TCJA”,”U.S. Tax Reform” or “the Act”). See “U.S. Tax Reform” below for a discussion of this new law. This expense consisted of a revaluation of our net deferred tax assets, due to the reduction of the U.S. statutory tax rate from 35% to 21%, and the recognition of federal income taxes on previously untaxed income from foreign operations of $9.6 million and $12.7 million, respectively. The provision for 2017 also included excess tax benefits related to stock-based compensation of $5.3 million. The adoption of ASC Update No. 2016-09 on January 1, 2017 required the inclusion of excess tax benefits from stock-based compensation in the income statement, whereas prior to the adoption, these excess tax benefits were recognized in additional paid-in capital. The provisions in 2017, 2016 and 2015 reflect benefits related to tax planning strategies implemented in prior years of $12.7 million, $20.7 million and $13.3 million, respectively. Finally, the provision for 2015 reflects a $15.6 million tax savings, net of a $1.7 million provision for uncertain tax positions, on the transfer of the U.K. motor business. The transfer of the U.K. motor business was structured as a tax-free reorganization exempt from current U.S. and U.K. taxation under the business exemption and substantial shareholdings exemption rules, respectively. Absent these items, the provision for income taxes for 2017, 2016, and 2015 would have been expenses of $94.2 million, or 31.2%, $56.9 million, or 29.6%, and $137.5 million, or 31.3%, respectively. The lower effective tax rate in 2016 is primarily due to lower underwriting income.

The income tax provision on operating income was an expense of $84.0 million, $83.5 million and $125.5 million for 2017, 2016 and 2015, respectively. These provisions resulted in effective tax rates for operating income of 29.2%, 31.2% and 30.9% in 2017, 2016 and 2015, respectively. The provision for 2017 reflects the aforementioned excess tax benefit related to stock-based compensation of $5.3 million.  Absent this item, the provision for income taxes for 2017 would have been expense of $89.3 million, or 31.0%.

Included in our deferred tax net asset as of December 31, 2017 are assets of $23.1 million related to alternative minimum tax (“AMT”) credit carryforwards. Although the enactment of TCJA repeals the corporate alternative minimum tax effective January 1, 2018, the remaining AMT credits carried forward will continue to be utilized to offset future taxable income for tax years beginning in 2018.

During 2017, we recorded an increase to our uncertain tax positions of $0.9 million related to the recognition of federal income taxes on previously untaxed earnings from foreign operations. This amount is partially offset by a decrease in our uncertain tax positions of $0.6 million due to the expiration of a statute of limitation, for a net change of $0.3 million. We are subject to U.S. federal and state examinations and foreign examinations for years after 2013. There are no ongoing audits on our open tax years.

In prior years, we completed several transactions which resulted in the realization, for tax purposes only, of unrealized gains in our investment portfolio. As a result of these transactions, we were able to realize capital losses carried forward and to release the valuation allowance recorded against the deferred tax asset related to these losses.  The releases of valuation allowances were recorded as a benefit in accumulated other comprehensive income.  Previously unrealized benefits of $12.7 million, $20.7 million and $13.3 million attributable to non-operating income, are recognized as part of our income from continuing operations during 2017, 2016 and 2015, respectively. The remaining amount of $44.8 million in accumulated other comprehensive income will be released into income from continuing operations in future years, as the investment securities subject to these transactions are sold or mature.

U.S. TAX REFORM

On December 22, 2017, the TCJA was enacted in the U.S.  The Act substantially changed many aspects of the U.S. Tax code, including a reduction in the U.S. corporate income tax rate from 35% to 21%.  While the new corporate rate is effective on January 1, 2018, we have recognized the impact of the rate change on our deferred tax balances as of the enactment date.  The effect of this re-measurement of our deferred tax balances is a provision of $9.4 million, and is recorded as a component of income tax expense in continuing operations for the year ended December 31, 2017.  This amount includes the revaluation of deferred taxes initially recorded through other comprehensive income and recorded through discontinued operations, such as unrealized appreciation on investments, employee benefit plan-related items, foreign currency translation adjustments and reserve adjustments for discontinued business.  Deferred taxes related to the revaluation of our pension plans at December 31, 2017, as well as changes in unrealized gains and losses occurring after the Act’s enactment date, are recorded at 21% in other comprehensive income.

The Act also created a territorial tax system, which will generally allow companies to repatriate future non-U.S. sourced earnings without incurring additional U.S. taxes, by providing a 100% exemption on dividends received from certain non-U.S. subsidiaries.  Although most of our non-U.S. income had been previously subject to U.S. taxes, a portion of our non-U.S. income had been indefinitely reinvested overseas and was not subject to U.S. tax until repatriated. These non-U.S. earnings are now subject to a one-time mandatory toll charge totaling $12.7 million, which also is recorded as a component of income tax expense in continuing operations for the year ended December 31, 2017.

In addition, the Act limited various existing deductions such as executive compensation and introduced new income taxes on certain low-taxed non-U.S. income.  Under the Act, the exemption from the $1 million limitation on certain executive compensation has been eliminated.  As a result, we have recognized a provision of $0.2 million for the year ended December 31, 2017.  Also, we may be subject to a minimum tax on certain foreign earnings effective January 1, 2018.  We have elected to recognize this minimum tax in the year in which the tax arises.  We do not expect that this additional tax will have a significant effect on our results of operations in most years.

The cumulative effect of the enactment of TCJA is an expense of $22.3 million for the year ended December 31, 2017, comprising the aforementioned three components.  Our estimates are not based upon provisional amounts, as defined in the SEC’s Staff Accounting Bulletin No. 118.  However, they are subject to change, as authoritative guidance clarifies how they are determined and recognized.

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

REINSURANCE RECOVERABLE BALANCES

See “Reinsurance Recoverables” in Part I – Item 1 of this Form 10-K for information on our reinsurance recoverable balances.

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

Two significant assumptions used in the determination of benefit plan obligations and expenses that are dependent on market factors, which have been subject to a greater level of volatility over the past few years, are the discount rate and the return on plan asset assumptions. The discount rate enables us to state expected future cash flows as a present value on the measurement date. We also use this discount rate in the determination of our pre-tax pension expense or benefit. A lower discount rate increases the present value of benefit obligations and increases pension expense. We determined our discount rate for the domestic and Chaucer plans utilizing independent yield curves which provide for a portfolio of high quality bonds that are expected to match the cash flows of our pension plans. Bond information used in the yield curve included only those rated Aa or better as of December 31, 2017 and 2016, respectively, and had been rated by at least two well-known rating agencies. The following provides the discount rates for our qualified pension plan and Chaucer plan for the periods indicated.

	U.S. Qualified Plan	Chaucer Plan
Discount Rate Assumptions:
2017	3.875%	2.60%
2016	4.25%	2.85%

To determine the expected long-term return on plan assets, we generally consider historical mean returns by asset class for passive indexed strategies, as well as current and expected asset allocations, and adjust for certain factors that we believe will have an impact on future returns. Actual returns on plan assets in any given year seldom result in the achievement of the expected rate of return on assets. Actual returns on plan assets in excess of these expected returns will generally reduce our net actuarial losses (or increase actuarial gains) that are reflected in the accumulated other comprehensive income balance in shareholders’ equity, whereas actual returns on plan assets that are less than expected returns will generally increase our net actuarial losses (or decrease actuarial gains) that are reflected in accumulated other comprehensive income. These gains or losses are amortized into expense in future years. The U.S. qualified plan held assets consisting of approximately 85% fixed maturities and 15% equities at December 31, 2017. The composition of Chaucer’s plan assets are approximately 55% equities, 35% fixed maturities, and 10% real estate funds at December 31, 2017.

	U.S. Qualified Plan	Chaucer Plan
Expected Return on Asset Assumptions:
2017	5.00%	4.80%
2016	5.25%	5.45%

The slight decrease in return assumptions for the U.S. Plan primarily reflects an increase in expected administrative expenses in future periods. Asset returns are reflected net of administrative expenses. With respect to the Chaucer Plan, the decrease in the return assumption reflects long-term assumptions for decreased returns in the U.K. and worldwide equity markets, as well as lower returns from the fixed maturity markets in general.

Net actuarial gains of $16.8 million and losses of $40.5 million were reflected as changes to accumulated other comprehensive income in 2017 and 2016, respectively.  Net actuarial gains in 2017 resulted primarily from benefits from investment gains experienced during the year, partially offset by decreases in the discount rate. Net actuarial losses in 2016 resulted primarily from decreases in the discount rate as compared to the prior year that were partially offset by benefits from investments gains experienced during the year. The change in these actuarial gains and losses is amortized into earnings in future periods. In 2017 and 2016, amortization of actuarial losses from prior years was $14.1 million and $10.1 million, respectively.

Expenses related to our defined benefit plans are generally calculated based upon information available at the beginning of the plan year. Our pre-tax expense related to our defined benefit plans was $13.7 million and $11.7 million for 2017 and 2016, respectively. Given the positive effect of our actual investment experience in 2017, and taking into consideration the decrease in discount rates for 2017, pension related expenses are expected to decrease from $13.7 million in 2017 to $6.2 million in 2018.

Holding all other assumptions constant (using the December 31, 2017 GBP to U.S. dollar conversion rate of 1.35), sensitivity to changes in our key assumptions related to our pension plans is as follows:

(in millions)	U.S. Qualified Plan	Chaucer Plan
Discount Rate -
25 basis point increase
Change in Benefit Obligation	$(10.7)	$(8.8)
Change in 2018 Expense	(1.2)	(0.1)
25 basis point decrease
Change in Benefit Obligation	11.1	9.4
Change in 2018 Expense	1.2	1.5
Expected Return on Plan Assets -
25 basis point increase
Change in 2018 Expense	(1.1)	(0.4)
25 basis point decrease
Change in 2018 Expense	1.1	0.4

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

See also Note 1 – “Summary of Significant Accounting Policies, New Accounting Pronouncements, Recently Issued Standards” in the Notes to Consolidated Financial Statements and Supplementary Data of this Form 10-K. Beginning in 2018, upon the implementation of ASU No. 2016-01, all increases or decreases in fair value on equity securities will be reflected in net income as they occur, rather than accumulated other comprehensive income, eliminating the requirement to monitor these securities for OTTI.

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

The following are the components of our deferred tax assets and liabilities as of December 31, 2017.

DEFERRED TAX ASSETS (LIABILITIES)	Amount
(in millions)
Tax attributes
Tax credit carryforwards	$23.1
Other
Loss, LAE and unearned premium reserves, net	115.7
Deferred acquisition costs	(90.2)
Employee benefit plans	23.8
Investments, net	(48.3)
Software capitalization	(18.0)
Deferred Lloyd's underwriting income	16.6
Other, net	6.5
6.1
Total	$29.2

As of December 31, 2017, we have $23.1 million of alternative minimum tax credit carryforwards. Although the enactment of TCJA repeals the corporate alternative minimum tax effective January 1, 2018, the remaining AMT credits carried forward will continue to be utilized to offset future taxable income for tax years beginning in 2018. We believe it is more likely than not that the remaining deferred tax assets will be realized.

STATUTORY SURPLUS OF U.S. INSURANCE SUBSIDIARIES

The following table reflects statutory surplus for our U.S. insurance subsidiaries:

DECEMBER 31	2017	2016
(in millions)
Total Statutory Capital and Surplus - U.S. Insurance Subsidiaries	$2,077.1	$2,173.4

The statutory capital and surplus for our U.S. insurance subsidiaries decreased $96.3 million during 2017, primarily due to a $296.8 million dividend paid by Hanover Insurance to THG and the effect related to the enactment of the Tax Cuts and Jobs Act, partially offset by operating results and increases in unrealized gains on investments.

The NAIC prescribes an annual calculation regarding risk based capital (“RBC”). RBC ratios for regulatory purposes, as described in the glossary, are expressed as a percentage of the capital required to be above the Authorized Control Level (the “Regulatory Scale”); however, in the insurance industry, RBC ratios are widely expressed as a percentage of the Company Action Level. The following table reflects the Company Action Level, the Authorized Control Level and RBC ratios for Hanover Insurance (which includes Citizens and other U.S. insurance subsidiaries), as of December 31, 2017 and 2016, expressed both on the Industry Scale (Total Adjusted Capital divided by the Company Action Level) and Regulatory Scale (Total Adjusted Capital divided by Authorized Control Level):

(dollars in millions)
DECEMBER 31, 2017	Company Action Level	Authorized Control Level	RBC Ratio Industry Scale	RBC Ratio Regulatory Scale
The Hanover Insurance Company	$1,001.4	$500.7	207%	413%

DECEMBER 31, 2016
The Hanover Insurance Company (1)	$920.1	$460.1	235%	471%

(1)	Beginning in 2017, the NAIC modified the RBC formula to require the inclusion of catastrophe risk. Accordingly, the 2016 values have been restated to reflect this change.

FUNDS AT LLOYD’S

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

We have the following securities, letters of credit and cash and cash equivalents pledged to Lloyd’s to satisfy these capital requirements at December 31, 2017. At that date, we were in compliance with the capital requirements and expect to be able to meet these capital requirements in the future.

DECEMBER 31, 2017
(in millions)
Fixed maturities, at fair value	$528.1
Letters of credit	297.1
Cash and cash equivalents	7.1
Total pledged to Lloyd's	$832.3

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of our ability to generate sufficient cash flows to meet the cash requirements of business operations. As a holding company, our primary ongoing source of cash is dividends from our insurance subsidiaries. However, dividend payments to us by our U.S. insurance subsidiaries are subject to limitations imposed by regulators, such as prior notice periods and the requirement that dividends in excess of a specified percentage of statutory surplus or prior year’s statutory earnings receive prior approval (so called “extraordinary dividends”). Hanover Insurance paid $296.8 million in dividends to the holding company during 2017. This includes $80.0 million of extraordinary dividends. In 2016, a $218.8 million ordinary dividend was paid by Hanover Insurance and no dividends were paid to the holding company by Hanover Insurance in 2015.

Dividend payments to the holding company by Chaucer are regulated by U.K. law. Dividends from Chaucer are dependent on dividends from its subsidiaries. Annual dividend payments from Chaucer are limited to retained earnings that are not restricted by capital and other requirements for business at Lloyd’s. In addition, Chaucer must provide advance notice to the U.K.’s Prudential Regulation Authority (“PRA”) of certain proposed dividends or other payments from PRA regulated entities. No dividends were paid to the holding company by Chaucer during 2017. Dividends of $79.5 million and $61.3 million were paid by Chaucer during 2016 and 2015, respectively, to the holding company.

In connection with an intercompany borrowing arrangement between Chaucer and a wholly owned non-insurance subsidiary of the holding company, interest on a $300 million note is paid by Chaucer on a quarterly basis to this affiliate, which is ultimately available to provide dividends to the holding company. In 2017, Chaucer paid $20.7 million of interest related to this note, of which $20.2 million was then dividended to the holding company. Prior to 2017, interest related to this borrowing arrangement was paid directly to the holding company. Chaucer paid interest to the holding company totaling $22.4 million and $22.5 million in 2016 and 2015, respectively, related to this note.

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

Net cash provided by operating activities was $704.6 million during 2017, as compared to $743.4 million in 2016 and $444.7 million in 2015. During 2017, the $38.8 million decrease in cash provided was primarily the result of higher loss payments and taxes paid to foreign jurisdictions, partially offset by an increase in premiums collected. The $298.7 million increase in 2016 compared to 2015 was primarily due to lower reinsurance payments in 2016 as compared to 2015. In 2015, reinsurance payments were made in connection with the disposal of the U.K. motor business that did not recur in 2016. Also contributing to the increase in cash were lower claims payments during 2016. These increases were partially offset by slightly lower premium collections during 2016.

Net cash used in investing activities was $506.3 million during 2017, as compared to $495.4 million during 2016 and $171.5 million in 2015. During 2017, cash used in investing activities primarily related to net purchases of fixed maturities, commercial mortgage loan participations, and other investments. During 2016, cash used in investing activities primarily related to net purchases of fixed maturities, commercial mortgage loan participations, and other investments. These cash outflows were partially offset by proceeds from net sales of equity securities. During 2015, cash used in investing activities primarily related to net purchases of commercial mortgage loan participations and fixed maturities. These cash outflows were partially offset by net cash received from the disposal of the U.K. motor business.

Net cash used in financing activities was $111.7 million during 2017, as compared to $300.8 million during 2016 and $301.0 million in 2015. During 2017, cash used in financing activities primarily resulted from the payment of dividends to shareholders and repurchases of common stock, partially offset by cash inflows related to option exercises. During 2016, cash used in financing activities primarily resulted from the repayment of debt, repurchases of common stock, and payment of dividends to shareholders. These cash outflows were partially offset by cash inflows related to the issuance of $375 million of senior unsecured debentures. During 2015, cash used in financing activities primarily resulted from repurchases of common stock, repayments of debt and dividend payments to shareholders.

Dividends to common shareholders are subject to quarterly board approval and declaration. During 2017, as declared by the Board, we paid three quarterly dividends of $0.50 per share and one quarterly dividend of $0.54 per share to our shareholders totaling $86.8 million. We believe that our holding company assets are sufficient to provide for future shareholder dividends should the Board of Directors declare them.

At December 31, 2017, THG, as a holding company, held approximately $313.7 million of fixed maturities and cash. We believe our holding company assets will be sufficient to meet our 2018 obligations, which consist primarily of dividends to our shareholders (as and to the extent declared), the interest on our senior and subordinated debentures, certain costs associated with benefits due to our former life employees and agents, and, to the extent required, payments related to indemnification of liabilities associated with the sale of various subsidiaries. As discussed below, we have, and opportunistically may continue to, repurchase our common stock and debt. We may decide to provide funds to the holding company for these or other opportunities through dividends or short-term intercompany lending arrangements.

We expect to continue to generate sufficient positive operating cash to meet all short-term and long-term cash requirements relating to current operations, including the funding of our qualified defined benefit pension plan and the Chaucer pension plan. Based upon the current estimate of liabilities and certain assumptions regarding investment returns and other factors, our qualified defined benefit pension plan and Chaucer pension plan collectively have plan liabilities in excess of plan assets of approximately $43 million. The ultimate payment amounts for our benefit plans are based on several assumptions, including but not limited to, the rate of return on plan assets, the discount rate for benefit obligations, mortality experience, interest crediting rates, inflation and the ultimate valuation and determination of benefit obligations. Since differences between actual plan experience and our assumptions are almost certain, changes both positive and negative to our current funding status and ultimately our obligations in future periods are likely.

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

Our Board of Directors has authorized aggregate repurchases of our common stock of up to $900 million. Under the repurchase authorizations, the Company may repurchase, from time to time, common shares in amounts, at prices and at such times as the Company deems appropriate, subject to market conditions and other considerations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. During 2017, we repurchased approximately 0.4 million shares of our common stock at a cost of $37.2 million.

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

We have a $200.0 million credit agreement which expires in November 2018, with an option to increase the facility to $300.0 million assuming no default and satisfaction of certain other conditions. The agreement also includes a $50 million sub-facility for standby letters of credit that can be used for general corporate purposes.  Borrowings, if any, under the agreement are unsecured and incur interest at a rate per annum equal to, the higher of (a) the prime commercial lending rate of the administrative agent, (b) the Federal Funds Rate plus half of a percent, or (c) the one month Adjusted LIBOR plus one percent and any applicable margin. The agreement contains financial covenants including, but not limited to, maintaining at least a certain level of consolidated equity, maximum consolidated leverage ratios and requires certain of our subsidiaries to maintain a minimum RBC ratio. We had no borrowings under this agreement during 2017, 2016 and 2015.

Membership in the FHLBB provides us with access to additional liquidity based on our stock holdings and pledged collateral. At December 31, 2017, we had additional borrowing capacity of $81.3 million. There were no borrowings outstanding under this short-term facility at December 31, 2017; however, we have borrowed and may continue to borrow, from time to time, through this facility to provide short-term liquidity.

On October 27, 2017, we entered into a Standby Letter of Credit Facility Agreement (the “Facility Agreement”) not to exceed £220.0 million (or $297.1 million) outstanding at any one time, with the option to increase the amount available for issuances of letters of credit to £300.0 million (or $405.1 million) in the aggregate on one occasion only during the term of the Facility Agreement (subject to the consent of all lenders and assuming no default and satisfaction of other specified conditions). The Facility Agreement amends and restates a Standby Letter of Credit Facility Agreement entered into on October 15, 2015 (the “Prior Facility Agreement”).  This prior agreement provided for amounts available for issuances of letters of credit not to exceed £170.0 million (or $229.6 million) outstanding at any one time, with a similar option to increase the amount available for issuances of letters of credit to £235.0 million

(or $317.3 million). The Facility Agreement, like the Prior Facility Agreement, provides certain covenants including, but not limited to, the syndicates’ financial condition.  The Facility Agreement provides regulatory capital supporting Chaucer’s underwriting activities for the 2018 and 2019 years of account and each prior open year of account. The Prior Facility Agreement provided regulatory capital supporting Chaucer’s underwriting activities for the 2016 and 2017 years of account and each prior open year of account. The Facility Agreement is generally renewed biennially to support new underwriting years.

The Facility agreement is subject to a letter of credit commission fee on outstanding letters of credit, which is payable quarterly.  The Facility Agreement fee ranges from 0.90% to 1.50% per annum, depending on our credit ratings for portions that are not cash collateralized, 0.25% per annum for portions that are cash collateralized, and 0.40% per annum for portions that are cash-equivalent collateralized, whereas the Prior Facility Agreement fee ranged from 1.125% to 1.50% per annum, also dependent on our credit ratings for portions that were not cash collateralized, and 0.275% per annum for portions that were cash collateralized. We may, from time to time, collateralize a portion of the outstanding letter of credit. In addition to the commission fee on the uncollateralized outstanding letter of credit, a commitment fee in respect of the unutilized commitments under the Facility Agreement is payable quarterly, and ranges from 0.315% to 0.525% per annum, depending on our credit ratings.  Unutilized commitment fees for the Prior Facility Agreement were also payable quarterly, and ranged from 0.394% to 0.525% per annum, depending on our credit ratings. Chaucer is also required to pay customary agency fees. We paid $3.3 million and $3.5 million in fees during 2017 and 2016, respectively.

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

At December 31, 2017, we were in compliance with the covenants of our debt and credit agreements.

CONTRACTUAL OBLIGATIONS

Financing obligations generally include repayment of our senior debentures, subordinated debentures, borrowings from the FHLBB, and operating lease payments. The following table represents our annual payments related to the contractual principal and interest payments of these financing obligations as of December 31, 2017 and operating lease payments reflect expected cash payments based upon lease terms. In addition, we also have included our estimated payments related to our loss and LAE obligations and our current expectation of payments to be made to support the obligations of our benefit plans. The following table also includes commitments to purchase investment securities at a future date. Actual payments may differ from the contractual and/or estimated payments in the table.

DECEMBER 31, 2017	Maturity less than 1 year	Maturity 1-3 years	Maturity 4-5 years	Maturity in excess of 5 years	Total
(in millions)
Debt (1)	$—	$—	$—	$797.3	$797.3
Interest associated with debt (1)	47.5	92.2	89.4	478.5	707.6
Operating lease commitments (2)	16.9	25.7	9.1	1.9	53.6
Defined benefit pension and post-retirement benefit obligation (3)	3.5	6.1	5.5	11.4	26.5
Investment commitments (4)	55.0	79.7	25.8	4.3	164.8
Loss and LAE obligations (5)	2,562.0	2,476.8	1,021.2	1,685.0	7,745.0

(1)

Debt includes our senior debentures due in 2026, which pay annual interest at a rate of 4.50%, our senior debentures due in 2025, which pay annual interest at a rate of 7.625%, our subordinated debentures due in 2053, which pay annual interest at a rate of 6.35%, and our subordinated debentures due in 2027, which pay cumulative dividends at an annual rate of 8.207%. Payments related to the principal amounts of these agreements represent contractual maturity; therefore, principal and interest associated with these obligations are reflected in the above table based upon the contractual maturity dates. In addition, we have $125.0 million of borrowings under a collateralized borrowing program with the FHLBB that pays interest monthly at a rate of 5.50% annually. Such borrowings are available for a twenty-year term or through September 25, 2029. Also, interest includes contractual interest related to the uncollateralized portion of our £220.0 million Standby Letter of Credit Facility.

(2)	Our U.S. and international subsidiaries are lessees with a number of operating leases.

(3)

Amounts represent non-qualified defined benefit pension and postretirement benefit obligations and reflect estimated payments to be made through plan year 2026 for pension, postretirement and postemployment benefits, although it is likely that payments will be made beyond 2026. Estimates of these payments and the payment patterns are based upon historical experience. We do not expect to make any significant contributions to our U.S. qualified plan in order to meet our minimum funding requirements for the next several years. Additionally, based upon our recent triennial funding review of the Chaucer plan and related contributions made in 2017, we don’t expect to make further contributions to this plan for the next several years. Therefore, no contributions for those plans are included in this schedule. However, additional contributions may be required in the future to both plans based on the level of pension assets and liabilities in future periods.

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

(4)	Investment commitments relate primarily to partnerships.
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

Catastrophe loss – Loss and directly identified loss adjustment expenses from catastrophes, including development on prior years’ catastrophe loss reserves. The Insurance Services Office (“ISO”) Property Claim Services (“PCS”) defines a catastrophe loss as an event that causes $25 million or more in U.S. industry insured property losses and affects a significant number of property and casualty policyholders and insurers. In limited instances where the impact of an event extends across multiple geographic areas or time periods, but is not within the specific parameters established by PCS, the Company may determine that certain losses are better included within the same catastrophe event. In addition to those catastrophe events declared by ISO, claims management also generally includes within the definition of a “catastrophe loss”, a property loss event that causes approximately $5 million or more in Company insured losses and affects in excess of one hundred policy holders or multiple independent risks. For the international business in our Chaucer segment, management utilizes a “catastrophe loss” definition that is substantially consistent with the ISO definition framework.

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

Funds at Lloyd’s – Funds held in trust or otherwise pledged at Lloyd’s as security for the policyholders and to support a corporate member’s overall underwriting activities. The funds must be in a form approved by Lloyd’s and be maintained at certain specified levels.

Inland Marine Insurance – In Commercial Lines, this is a type of coverage developed for insuring businesses against physical losses to property such as contractor’s equipment, builder’s risk and goods in transit that do not involve ocean transport. It covers articles in transit by all forms of land and air transportation as well as bridges, tunnels and other means of transportation and communication. In the context of Personal Lines, this term relates to floater policies that cover expensive personal items such as fine art and jewelry.

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

Morbidity – Morbidity relates to the occurrence of illness, disability or other physical or psychological impairment, whether temporary or permanent, for insured risks. Morbidity is a key assumption for long-term care insurance and other forms of individual and group health benefits.

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Hanover Insurance Group, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The Hanover Insurance Group, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under item 9A.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Boston, MA

February 27, 2018

We have served as the Company’s auditor since 1991.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31	2017	2016	2015
(in millions, except per share data)
Revenues
Premiums	$4,833.4	$4,628.1	$4,704.8
Net investment income	298.1	279.4	279.1
Net realized investment gains (losses):
Net realized gains from sales and other	29.6	36.5	46.3
Net other–than–temporary impairment losses on investments recognized in earnings	(5.9)	(27.9)	(26.8)
Total net realized investment gains	23.7	8.6	19.5
Fees and other income	29.2	29.7	30.6
Total revenues	5,184.4	4,945.8	5,034.0
Losses and expenses
Losses and loss adjustment expenses	3,128.7	2,964.7	2,884.1
Amortization of deferred acquisition costs	1,086.6	1,035.2	1,033.2
Interest expense	48.5	54.9	60.6
Gain on disposal of U.K. motor business	-	(1.1)	(38.4)
Net loss from repayment of debt	-	88.3	24.1
Other operating expenses	619.1	611.5	631.0
Total losses and expenses	4,882.9	4,753.5	4,594.6
Income before income taxes	301.5	192.3	439.4
Income tax expense (benefit):
Current	57.4	52.1	55.8
Deferred	41.1	(15.9)	52.8
Total income tax expense	98.5	36.2	108.6
Income from continuing operations	203.0	156.1	330.8
Net (loss) gain from discontinued operations (net of income tax benefit of $9.3, $2.8 and $0.5 in 2017, 2016 and 2015)	(16.8)	(1.0)	0.7
Net income	$186.2	$155.1	$331.5
Earnings per common share:
Basic:
Income from continuing operations	$4.78	$3.65	$7.53
Net (loss) gain from discontinued operations	(0.40)	(0.02)	0.02
Net income per share	$4.38	$3.63	$7.55
Weighted average shares outstanding	42.5	42.8	43.9
Diluted:
Income from continuing operations	$4.73	$3.61	$7.39
Net (loss) gain from discontinued operations	(0.40)	(0.02)	0.01
Net income per share	$4.33	$3.59	$7.40
Weighted average shares outstanding	43.0	43.2	44.8

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31	2017	2016	2015
(in millions)
Net income	$186.2	$155.1	$331.5
Other comprehensive income (loss), net of tax:
Available-for-sale securities:
Net appreciation (depreciation) during the period	13.4	28.8	(138.0)
Change in other-than-temporary impairment losses recognized in other comprehensive income (loss)	6.0	7.3	(13.0)
Total available-for-sale securities	19.4	36.1	(151.0)
Pension and postretirement benefits:
Net actuarial losses and prior service costs arising in the period	13.6	(30.3)	(2.8)
Amortization recognized as net periodic benefit and postretirement cost	9.4	6.4	8.5
Total pension and postretirement benefits	23.0	(23.9)	5.7
Cumulative foreign currency translation adjustment:
Amount recognized as cumulative foreign currency translation during the period	2.4	(3.3)	(7.2)
Total other comprehensive income (loss), net of tax	44.8	8.9	(152.5)
Comprehensive income	$231.0	$164.0	$179.0

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31	2017	2016
(in millions, except share data)
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $7,688.8 and $7,235.1)	$7,779.7	$7,331.3
Equity securities, at fair value (cost of $433.7 and $498.4)	576.5	584.4
Other investments	685.5	533.8
Total investments	9,041.7	8,449.5
Cash and cash equivalents	376.4	282.6
Accrued investment income	62.7	61.7
Premiums and accounts receivable, net	1,567.6	1,438.1
Reinsurance recoverable on paid and unpaid losses and unearned premiums	3,057.0	2,611.8
Deferred acquisition costs	550.2	517.5
Deferred income taxes	29.2	115.1
Goodwill	192.6	184.8
Other assets	504.2	479.8
Assets of discontinued operations	88.0	79.5
Total assets	$15,469.6	$14,220.4
Liabilities
Loss and loss adjustment expense reserves	$7,745.0	$6,949.4
Unearned premiums	2,763.6	2,561.0
Expenses and taxes payable	716.2	728.0
Reinsurance premiums payable	344.8	251.9
Debt	786.9	786.4
Liabilities of discontinued operations	115.4	86.2
Total liabilities	12,471.9	11,362.9
Commitments and contingencies
Shareholders’ Equity
Preferred stock, par value $0.01 per share; 20.0 million shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 300.0 million shares authorized; 60.5 million shares issued	0.6	0.6
Additional paid-in capital	1,857.0	1,846.7
Accumulated other comprehensive income	107.6	62.8
Retained earnings	1,975.0	1,875.6
Treasury stock at cost (18.0 and 18.1 million shares)	(942.5)	(928.2)
Total shareholders’ equity	2,997.7	2,857.5
Total liabilities and shareholders’ equity	$15,469.6	$14,220.4

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31	2017	2016	2015
(in millions)
Preferred Stock
Balance at beginning and end of year	$—	$—	$—
Common Stock
Balance at beginning and end of year	0.6	0.6	0.6
Additional Paid-in Capital
Balance at beginning of year	1,846.7	1,833.5	1,830.7
Employee and director stock-based awards and other	10.3	13.2	2.8
Balance at end of year	1,857.0	1,846.7	1,833.5
Accumulated Other Comprehensive Income (Loss), net of tax
Net Unrealized Appreciation (Depreciation) on Investments:
Balance at beginning of year	186.0	149.9	300.9
Net appreciation (depreciation) on available-for-sale securities	19.4	36.1	(151.0)
Balance at end of year	205.4	186.0	149.9
Defined Benefit Pension and Postretirement Plans:
Balance at beginning of year	(102.5)	(78.6)	(84.3)
Net amount arising in the period	13.6	(30.3)	(2.8)
Net amount recognized as net periodic benefit cost	9.4	6.4	8.5
Balance at end of year	(79.5)	(102.5)	(78.6)
Cumulative Foreign Currency Translation Adjustment:
Balance at beginning of year	(20.7)	(17.4)	(10.2)
Amount recognized as cumulative foreign currency translation during the year	2.4	(3.3)	(7.2)
Balance at end of year	(18.3)	(20.7)	(17.4)
Total accumulated other comprehensive income	107.6	62.8	53.9
Retained Earnings
Balance at beginning of year	1,875.6	1,803.5	1,558.7
Net income	186.2	155.1	331.5
Dividends to shareholders	(86.8)	(80.4)	(74.2)
Stock-based compensation	-	(2.6)	(12.5)
Balance at end of year	1,975.0	1,875.6	1,803.5
Treasury Stock
Balance at beginning of year	(928.2)	(847.1)	(752.4)
Shares purchased at cost	(37.2)	(105.6)	(127.3)
Net shares reissued at cost under employee stock-based compensation plans	22.9	24.5	32.6
Balance at end of year	(942.5)	(928.2)	(847.1)
Total shareholders’ equity	$2,997.7	$2,857.5	$2,844.4

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31	2017	2016	2015
(in millions)
Cash Flows From Operating Activities
Net income	$186.2	$155.1	$331.5
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposal of U.K. motor business	—	(1.1)	(38.4)
Net loss from repayment of debt	—	88.3	24.1
Net realized investment gains	(23.7)	(8.6)	(19.1)
Net amortization and depreciation	30.1	30.7	30.2
Stock-based compensation expense	12.3	12.0	12.3
Amortization of defined benefit plan costs	14.0	9.9	12.7
Deferred income tax expense	39.8	(13.2)	53.1
Change in deferred acquisition costs	(31.8)	(7.8)	6.9
Change in premiums receivable, net of reinsurance premiums payable	(29.6)	(28.2)	(52.5)
Change in loss, loss adjustment expense and unearned premium reserves	949.5	527.8	121.0
Change in reinsurance recoverable	(414.0)	(35.8)	(27.0)
Change in expenses and taxes payable	(0.5)	12.7	5.3
Other, net	(27.7)	1.6	(15.4)
Net cash provided by operating activities	704.6	743.4	444.7
Cash Flows From Investing Activities
Proceeds from disposals and maturities of fixed maturities	1,225.3	1,602.3	1,696.4
Proceeds from disposals of equity securities and other investments	164.9	271.1	329.4
Purchase of fixed maturities	(1,645.8)	(2,020.9)	(1,792.2)
Purchase of equity securities and other investments	(222.6)	(351.2)	(428.8)
Cash received from disposal of U.K. motor business, net of cash transferred	—	6.9	44.3
Capital expenditures	(18.6)	(15.7)	(19.5)
Other investing activities	(9.5)	12.1	(1.1)
Net cash used in investing activities	(506.3)	(495.4)	(171.5)
Cash Flows From Financing Activities
Proceeds from exercise of employee stock options	23.1	16.2	16.6
Proceeds from debt borrowings, net	—	370.7	—
Change in cash collateral related to securities lending program	(6.7)	(6.4)	15.7
Dividends paid to shareholders	(86.8)	(80.4)	(74.2)
Repayment of debt	—	(475.4)	(114.3)
Repurchases of common stock	(37.2)	(105.6)	(127.3)
Other financing activities	(4.1)	(19.9)	(17.5)
Net cash used in financing activities	(111.7)	(300.8)	(301.0)
Effect of exchange rate changes on cash	7.2	(3.4)	(6.7)
Net change in cash and cash equivalents	93.8	(56.2)	(34.5)
Cash and cash equivalents, beginning of year	282.6	338.8	373.3
Cash and cash equivalents, end of year	$376.4	$282.6	$338.8
Supplemental Cash Flow Information
Interest payments	$47.5	$53.1	$60.8
Income tax net payments	$51.1	$29.7	$56.9

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Basis of Presentation and Principles of Consolidation

The consolidated financial statements of The Hanover Insurance Group, Inc. (“THG” or the “Company”), include the accounts of The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America (“Citizens”), THG’s principal U.S. domiciled property and casualty companies; Chaucer Holdings Limited (“Chaucer”), a specialist insurance underwriting group which operates through the Society and Corporation of Lloyd’s (“Lloyd’s”); and certain other insurance and non-insurance subsidiaries. These legal entities conduct their operations through several business segments discussed in Note 14 – “Segment Information”. The consolidated financial statements also include the Company’s discontinued operations, consisting primarily of the Company’s former life insurance and accident and health businesses. All intercompany accounts and transactions have been eliminated.

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

B. Investments

Fixed maturities and equity securities are classified as available-for-sale and are carried at fair value, with unrealized gains and losses, net of taxes, reported in accumulated other comprehensive income (“AOCI”), a separate component of shareholders’ equity. The amortized cost of fixed maturities is adjusted for amortization of premiums and accretion of discounts to maturity.

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

Net investment income includes interest, dividends and income from limited partnership interests and overseas deposits. Interest income is recognized based on the effective yield method which includes the amortization of premiums and accretion of discounts. The effective yield used to determine the amortization for fixed maturities subject to prepayment risk, such as mortgage-backed and asset-backed securities, is recalculated and adjusted periodically based upon actual historical and projected future cash flows. The adjustment to yields for highly rated prepayable fixed maturities is accounted for using the retrospective method. The adjustment to yields for all other prepayable fixed maturities is accounted for using the prospective method. Fixed maturities and mortgage participations that are delinquent are placed on non-accrual status, and thereafter interest income is recognized only when cash payments are received.

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

The Company tests for the recoverability of goodwill and intangible assets with indefinite lives annually or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company recognizes impairment losses only to the extent that the carrying amounts of reporting units with goodwill exceed the fair value. The amount of the impairment loss that would be recognized is determined based upon the excess of the carrying value of goodwill compared to the implied fair value of the goodwill, as determined with respect to all assets and liabilities of the reporting unit. The Company has performed its annual review of goodwill and intangible assets with indefinite lives for impairment in the fourth quarters of 2017 and 2016 with no impairments recognized. At December 31, 2017 and 2016, Chaucer held intangible assets with indefinite lives of $51.4 million and $47.0 million, respectively, which represents approximately 78% and 76% of the Company’s balance, respectively. In addition, at December 31, 2017 and 2016, goodwill held by Chaucer was $13.8 million and $6.0 million, respectively. The remaining balance relates to the U.S. Companies.

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

J. Debt

The Company’s debt at December 31, 2017 includes senior debentures, subordinated debentures, and collateralized borrowings with the Federal Home Loan Bank of Boston (“FHLBB”). Debt instruments are carried at principal amount borrowed, net of any applicable unamortized discounts and issuance costs. See Note 6 – “Debt and Credit Arrangements”.

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

These estimates are regularly reviewed and updated, and any resulting adjustments are included in the current year’s results. Unearned premium reserves represent the portion of premiums written that relates to the unexpired terms of the underlying in-force insurance policies and reinsurance contracts. Premium receivables reflect the unpaid balance of premium written as of the balance sheet date. Premium receivables are generally short-term in nature and are reported net of an allowance for estimated uncollectible premium accounts. The Company reviews its receivables for collectability at the balance sheet date. The allowance for uncollectible accounts was not material as of December 31, 2017 and 2016. Ceded premiums are charged to income over the applicable term of the various reinsurance contracts with third-party reinsurers. Reinsurance reinstatement premiums, when required, are recognized in the same period as the loss event that gave rise to the reinstatement premiums. Losses and related expenses are matched with premiums, resulting in their recognition over the lives of the contracts. This matching is accomplished through estimated and unpaid losses and amortization of deferred acquisition costs.

L. Income Taxes

The Company is subject to the tax laws and regulations of the U.S. and foreign countries in which it operates. The Company files a consolidated U.S. federal income tax return that includes the holding company and its U.S. subsidiaries. Generally, taxes are accrued at the U.S. statutory tax rate for income from the U.S. operations. On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted in the U.S. reducing the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018. See Note 7 – “Income Taxes” for a discussion of this new law. The Company’s primary non-U.S. jurisdiction is the United Kingdom (“U.K.”). In November 2015, the U.K. statutory tax rate decreased from 20% to 19% effective April 1, 2017. A further decrease in the U.K. tax rate was enacted in September 2016 to reduce the U.K. statutory rate to 17% effective April 1, 2020. The Company accrues taxes on certain non-U.S. income that is subject to U.S. tax at the enacted U.S. tax rate. Foreign tax credits, where available, are utilized to offset U.S. tax as permitted.

The Company’s accounting for income taxes represents its best estimate of various events and transactions.

Deferred income taxes are generally recognized when assets and liabilities have different values for financial statement and tax reporting purposes, and for other temporary taxable and deductible differences as defined by ASC 740, Income Taxes (“ASC 740”). These temporary differences are measured at the balance sheet date using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse. These differences result primarily from insurance reserves, deferred acquisition costs, investments, and employee benefit plans.

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

N. Earnings Per Share

Earnings per share (“EPS”) for the years ended December 31, 2017, 2016 and 2015 is based on a weighted average of the number of shares outstanding during each year. Basic and diluted EPS is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. The weighted average shares outstanding used to calculate basic EPS differ from the weighted average shares outstanding used in the calculation of diluted EPS due to the effect of dilutive employee stock options, nonvested stock grants and other contingently issuable shares. If the effect of such items is antidilutive, the weighted average shares outstanding used to calculate diluted EPS are equal to those used to calculate basic EPS.

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

The Company manages its exposure to foreign currency risk primarily by matching assets and liabilities denominated in the same currency. To the extent that assets and liabilities in foreign currencies are not matched, the Company is exposed to foreign currency risk. For functional currencies, the related exchange rate fluctuations are reflected in other comprehensive income (loss). The Company translated Chaucer’s balance sheet at December 31, 2017 and 2016 from GBP to U.S. dollars using a conversion rate of 1.35 and 1.23, respectively. The Company recognized $1.1 million and $22.3 million in foreign currency transaction losses in the Consolidated Statements of Income during the years ended December 31, 2017 and 2016, respectively, and $8.5 million in foreign currency transaction gains for the year ended December 31, 2015. These amounts include realized gains of Euro denominated securities of $1.7 million in 2017, and losses of Euro dominated securities of $0.7 million and $3.4 million in 2016 and 2015, respectively.

P. New Accounting Pronouncements

Recently Implemented Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASC Update No. 2016-09, (Topic 718) Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASC Update No. 2016-09”). This ASC update requires all excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in the income statement, and be treated as discrete items in the reporting period in which they occur. Additionally, excess tax benefits will be classified with other income tax cash flows as an operating activity and cash paid by an employer when directly withholding shares for tax withholding purposes will be classified as a financing activity. Awards that are used to settle employee tax liabilities will be allowed to qualify for equity classification for withholdings up to the maximum statutory tax rates in applicable jurisdictions. Regarding forfeitures, a company can make an entity-wide accounting policy election to either continue estimating the number of awards that are expected to vest or account for forfeitures when they occur. The updated guidance was effective for interim and annual periods beginning after December 15, 2016. The Company implemented this guidance effective January 1, 2017 and will retain its current forfeiture policy of accruing the compensation cost based on the number of awards that are expected to vest. Prior period cash flow statements have been retrospectively adjusted to present excess tax benefits and cash paid by an employer when withholding shares for tax withholding purposes in accordance with the updated guidance. The adoption of this guidance did not result in any cumulative effect adjustments. The effect this guidance will have on the Company’s results of operations in future periods is dependent on the future tax benefits or deficiencies that are recognized related to stock-based compensations awards, and could be material in any one quarterly or annual period.

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

Recently Issued Standards

In February 2018, the FASB issued ASC Update No. 2018-02 (Topic 220) Income Statement – Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  This ASC update allows for a reclassification into retained earnings of the stranded tax effects in accumulated other comprehensive income (“AOCI”) resulting from the enactment of the TCJA. Current guidance requires the effect of a change in tax laws or rates on deferred tax balances to be reported in income from continuing operations in the accounting period that includes the period of enactment, even if the related income tax effects were originally charged or credited directly to AOCI. The amount of the reclassification would include the effect of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts at the date of the enactment of the TCJA related to items in AOCI. The updated guidance is effective for interim and annual periods beginning after December 15, 2018.  Early adoption is permitted. The Company expects to adopt the updated guidance effective January 1, 2018. The adoption will not have a material impact on the Company’s financial position or results of operations.

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

In March 2017, the FASB issued ASC Update No. 2017-07, (Topic 715) Compensation – Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This guidance requires that an employer report in its income statement the service cost component of both net periodic pension and net periodic postretirement benefit cost in the same line item or items as other compensation costs arising from services rendered by pertinent employees during the period, and present in the income statement separately from the other components of benefit cost, if appropriate under the company’s current presentation of its income statement. Additionally, the guidance allows only the service cost component to be eligible for capitalization when applicable. The updated guidance is effective for annual and interim periods beginning after December 15, 2017, and should be applied retrospectively for the presentation of the service cost component and other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement, and prospectively for the capitalization of the service cost component of net periodic cost in assets. Early adoption is permitted as of the beginning of an annual period for which financial statements have not been issued. The Company had no service cost expense for both its pension and postretirement benefit plans in 2017. The Company is not expecting to have any service cost remaining related to its pension and postretirement plans upon this guidance becoming effective, therefore the adoption of ASC Update No. 2017-07 will not have a material impact on its financial position or results of operations.

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

In November 2016, the FASB issued ASC Update No. 2016-18 (Topic 230) Statement of Cash Flows – Restricted Cash (a consensus of the FASB Emerging Issues Task Force). The amendments in this update require that restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Current GAAP does not include specific guidance on the cash flow classification and presentation of changes in restricted cash. The updated guidance is effective for interim and annual periods beginning after December 15, 2017 and is required to be applied using a retrospective transition method to each period presented. Early adoption is permitted, including adoption in an interim period. However, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. Implementing this guidance is not expected to have an impact on the Company’s statement of cash flows, as restricted cash, if any, is currently included in total cash and cash equivalents.

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

In January 2016, the FASB issued ASC Update No. 2016-01, (Subtopic 825-10) Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. This ASC update requires unconsolidated equity investments to be measured at fair value with changes in the fair value recognized in net income, except for those accounted for under the equity method. This update eliminates the cost method for equity investments without readily determinable fair values, replacing it with other methods, including the use of Net Asset Value (“NAV”). Additionally, when a public entity is required to measure fair value for disclosure purposes and holds financial instruments measured at amortized cost, the updated guidance requires these instruments to be measured using exit price. It also requires financial assets and financial liabilities to be presented separately in the notes to the financial statements, grouped by measurement category and form of financial asset. The updated guidance is effective for annual periods beginning after December 15, 2017. The Company will adopt the guidance effective January 1, 2018 with a cumulative effect adjustment, reclassifying after-tax unrealized gains of $115.7 million from AOCI to retained earnings with no overall impact on the Company’s financial position. For certain limited partnership investments without readily determinable fair values, implementation of this ASC will be prospective. The impact to the Company is expected to be increased volatility in net income beginning in 2018 as changes in fair value on equity securities will be reflected in net income as a component of net realized investment gains/(losses). If the new accounting guidance had been implemented at the beginning of 2017, the Company would have recognized additional after-tax investment gains in earnings of $38.2 million for the year ended December 31, 2017.

In May 2014, the FASB issued ASC Update No. 2014-09, (Topic 606) Revenue from Contracts with Customers. This ASC was issued to clarify the principles for recognizing revenue. Insurance contracts and financial instrument transactions are not within the scope of this updated guidance, and; therefore, only an insignificant amount of the Company’s revenue is subject to this updated guidance. In August 2015, the FASB issued ASC Update No. 2015-14, (Topic 606) Revenue from Contracts with Customers, which deferred the effective date of ASC Update No. 2014-09 by one year. Accordingly, the updated guidance is effective for periods beginning after December 15, 2017 and will not have a material effect on the Company’s financial position or results of operations.

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

Discontinued Operations

Discontinued operations primarily consist of the Company’s discontinued accident and health business and its former life insurance businesses that were sold prior to 2009.

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

At December 31, 2017 and 2016, the portion of the discontinued accident and health business that was directly assumed had assets of $76.9 million and $57.6 million, respectively, consisting primarily of invested assets, and liabilities of $83.1 million and $49.3 million, respectively, consisting primarily of policy liabilities. At December 31, 2017 and 2016, the assets and liabilities of this business, as well as those of the reinsured portion of the accident and health business are classified as assets and liabilities of discontinued operations in the Consolidated Balance Sheets.

The Company’s former life insurance businesses include indemnity obligations and other activities for which it established reserves.

Discontinued operations for the years ended December 31, 2017, 2016 and 2015 resulted in losses of $16.8 million, losses of $1.0 million and gains of $0.7 million, respectively, net of tax. The increased losses in 2017 primarily relate to additional losses in the Company’s long-term care pool, which is included in the portion of the discontinued accident and health business that was directly assumed.

3. INVESTMENTS

A. FIXED MATURITIES AND EQUITY SECURITIES

The amortized cost and fair value of available-for-sale fixed maturities and the cost and fair value of equity securities were as follows:

DECEMBER 31, 2017
(in millions)	Amortized	Gross	Gross		OTTI
	Cost or	Unrealized	Unrealized		Unrealized
	Cost	Gains	Losses	Fair Value	Losses
Fixed maturities:
U.S. Treasury and government agencies	$513.6	$3.4	$5.6	$511.4	$—
Foreign government	240.8	3.2	1.3	242.7	—
Municipal	1,053.3	29.8	7.1	1,076.0	—
Corporate	4,238.9	95.0	26.4	4,307.5	6.9
Residential mortgage-backed	990.6	6.5	11.1	986.0	—
Commercial mortgage-backed	591.7	7.2	2.5	596.4	—
Asset-backed	59.9	0.1	0.3	59.7	—
Total fixed maturities	$7,688.8	$145.2	$54.3	$7,779.7	$6.9
Equity securities	$433.7	$142.8	$—	$576.5	$—

DECEMBER 31, 2016
(in millions)	Amortized	Gross	Gross		OTTI
	Cost or	Unrealized	Unrealized		Unrealized
	Cost	Gains	Losses	Fair Value	Losses
Fixed maturities:
U.S. Treasury and government agencies	$342.5	$3.7	$5.1	$341.1	$—
Foreign government	235.8	5.4	0.5	240.7	—
Municipal	1,065.8	38.8	9.2	1,095.4	—
Corporate	3,989.8	113.0	49.0	4,053.8	15.8
Residential mortgage-backed	978.2	9.6	13.6	974.2	0.4
Commercial mortgage-backed	550.6	7.8	4.1	554.3	—
Asset-backed	72.4	0.2	0.8	71.8	—
Total fixed maturities	$7,235.1	$178.5	$82.3	$7,331.3	$16.2
Equity securities	$498.4	$86.7	$0.7	$584.4	$—

OTTI unrealized losses in the tables above represent OTTI recognized in accumulated other comprehensive income. This amount excludes net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date of $11.5 million and $21.4 million as of December 31, 2017 and 2016, respectively.

The Company participates in a security lending program for the purpose of enhancing income. Securities on loan to various counterparties had a fair value of $23.4 million and $29.9 million at December 31, 2017 and 2016, respectively, and were fully collateralized by cash. The fair value of the loaned securities is monitored on a daily basis, and the collateral is maintained at a level of at least 102% of the fair value of the loaned securities. Securities lending collateral is recorded by the Company in cash and cash equivalents, with an offsetting liability included in expenses and taxes payable.

At December 31, 2017 and 2016, fixed maturities with fair values of $286.9 million and $267.7 million, respectively,were on deposit with various state governmental authorities or trustees.

In accordance with Lloyd’s operating guidelines, the Company deposits funds at Lloyd’s to support underwriting operations. These funds are available only to fund claim obligations. At December 31, 2017 and 2016, fixed maturities with a fair value of $528.1 million and $491.2 million, respectively, and cash of $7.1 million and $6.3 million, respectively, were on deposit with Lloyd’s.

The Company enters into various agreements that may require its fixed maturities to be held as collateral by others. At December 31, 2017 and 2016, fixed maturities with fair values of $225.7 million and $201.8 million, respectively, were held as collateral for the FHLBB collateralized borrowing program. See Note 6—“Debt and Credit Arrangements” for additional information related to the Company’s FHLBB program.

The amortized cost and fair value by maturity periods for fixed maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or the Company may have the right to put or sell the obligations back to the issuers.

DECEMBER 31	2017
(in millions)	Amortized Cost	Fair Value
Due in one year or less	$384.9	$387.0
Due after one year through five years	2,803.8	2,857.1
Due after five years through ten years	2,513.3	2,534.9
Due after ten years	344.6	358.6
	6,046.6	6,137.6
Mortgage-backed and asset-backed securities	1,642.2	1,642.1
Total fixed maturities	$7,688.8	$7,779.7

B. UNREALIZED GAINS AND LOSSES

Unrealized gains and losses on available-for-sale and other securities are summarized in the following table.

YEARS ENDED DECEMBER 31
(in millions)		Equity
	Fixed	Securities and
2017	Maturities	Other	Total
Net appreciation, beginning of year	$127.1	$58.9	$186.0
Net (depreciation) appreciation on available-for-sale securities	(15.0)	55.9	40.9
Change in OTTI losses recognized in other comprehensive income	9.2	—	9.2
Provision for deferred income taxes	(11.2)	(19.5)	(30.7)
	(17.0)	36.4	19.4
Net appreciation, end of year	$110.1	$95.3	$205.4

2016
Net appreciation, beginning of year	$116.5	$33.4	$149.9
Net appreciation on available-for-sale securities	36.9	39.2	76.1
Change in OTTI losses recognized in other comprehensive income	11.2	—	11.2
Provision for deferred income taxes	(37.5)	(13.7)	(51.2)
	10.6	25.5	36.1
Net appreciation, end of year	$127.1	$58.9	$186.0

2015
Net appreciation, beginning of year	$250.0	$50.9	$300.9
Net depreciation on available-for-sale securities	(164.9)	(26.8)	(191.7)
Change in OTTI losses recognized in other comprehensive income	(20.0)	—	(20.0)
Provision for deferred income taxes	51.4	9.3	60.7
	(133.5)	(17.5)	(151.0)
Net appreciation, end of year	$116.5	$33.4	$149.9

Equity securities and other balances at December 31, 2017, 2016 and 2015 include after-tax net appreciation on other invested assets of $2.2 million, $2.5 million and $2.2 million, respectively.

C. SECURITIES IN AN UNREALIZED LOSS POSITION

The following tables provide information about the Company’s fixed maturities and equity securities that were in an unrealized loss position at December 31, 2017 and 2016 including the length of time the securities have been in an unrealized loss position:

DECEMBER 31, 2017	12 months or less		Greater than 12 months		Total
(in millions)	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
Fixed maturities:
Investment grade:
U.S. Treasury and government agencies	$2.1	$282.1	$3.5	$103.1	$5.6	$385.2
Foreign governments	0.9	99.4	0.4	22.8	1.3	122.2
Municipal	2.1	257.5	5.0	133.1	7.1	390.6
Corporate	5.6	799.6	12.3	481.3	17.9	1,280.9
Residential mortgage-backed	2.0	272.9	9.1	362.4	11.1	635.3
Commercial mortgage-backed	0.9	139.3	1.6	63.2	2.5	202.5
Asset-backed	0.3	34.5	—	2.5	0.3	37.0
Total investment grade	13.9	1,885.3	31.9	1,168.4	45.8	3,053.7
Below investment grade:
Corporate	1.7	53.2	6.8	43.5	8.5	96.7
Total fixed maturities	15.6	1,938.5	38.7	1,211.9	54.3	3,150.4
Equity securities	—	1.5	—	—	—	1.5
Total	$15.6	$1,940.0	$38.7	$1,211.9	$54.3	$3,151.9

DECEMBER 31, 2016	12 months or less		Greater than 12 months		Total
(in millions)	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
Fixed maturities:
Investment grade:
U.S. Treasury and government agencies	$5.1	$165.9	$—	$—	$5.1	$165.9
Foreign governments	0.5	55.0	—	1.8	0.5	56.8
Municipal	7.2	268.4	2.0	29.3	9.2	297.7
Corporate	30.6	1,081.0	5.0	64.2	35.6	1,145.2
Residential mortgage-backed	12.1	570.0	1.5	29.0	13.6	599.0
Commercial mortgage-backed	4.1	187.5	—	6.3	4.1	193.8
Asset-backed	0.6	29.1	0.2	3.5	0.8	32.6
Total investment grade	60.2	2,356.9	8.7	134.1	68.9	2,491.0
Below investment grade:
Corporate	1.2	45.9	12.2	81.8	13.4	127.7
Residential mortgage-backed	—	0.1	—	—	—	0.1
Total below investment grade	1.2	46.0	12.2	81.8	13.4	127.8
Total fixed maturities	61.4	2,402.9	20.9	215.9	82.3	2,618.8
Equity securities	0.7	16.3	—	—	0.7	16.3
Total	$62.1	$2,419.2	$20.9	$215.9	$83.0	$2,635.1

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

Beginning in 2018, upon the implementation of ASU No. 2016-01, all increases or decreases in fair value on equity securities will be reflected in net income as they occur, rather than other comprehensive income, eliminating the requirement to monitor these securities for OTTI. See also Note 1 - “Summary of Significant Accounting Policies, New Accounting Pronouncements”.

D. OTHER INVESTMENTS

The Company’s mortgage participations and other mortgage loans were $365.8 million and $297.6 million at December 31, 2017 and 2016, respectively. Participating interests in commercial mortgage loans are originated and serviced by a third-party.  For these investments, the Company shares, on a pro-rata basis, in all related cash flows of the underlying mortgages. Mortgage participations and other mortgage loans were comprised of the following property types and geographic locations.

DECEMBER 31	2017	2016
(in millions)
Property Type:
Office	$129.6	$109.8
Retail	64.1	64.7
Hotel	58.1	40.4
Apartments	54.9	38.4
Industrial	45.0	30.0
Mixed use	15.0	15.0
Valuation allowance	(0.9)	(0.7)
Total	$365.8	$297.6

DECEMBER 31	2017	2016
(in millions)
Geographic Region:
Pacific	$87.6	$65.0
South Atlantic	76.9	72.0
West South Central	66.1	51.3
Mid-Atlantic	53.4	53.5
New England	28.8	21.1
East North Central	16.5	10.4
West North Central	10.0	10.0
Other	27.4	15.0
Valuation allowance	(0.9)	(0.7)
Total	$365.8	$297.6

At December 31, 2017, scheduled maturities of mortgage participations and other mortgage loans were as follows: due in 2020 - $25.0 million; 2021 - $49.1 million; 2022 - $26.7 million and thereafter - $265.0 million. There were no scheduled loan maturities in 2018 or 2019. Actual maturities could differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties and loans may be refinanced. During 2017, the Company did not refinance any loans based on terms that differed from current market rates.

Other investments also include interests in limited partnerships and overseas deposits of $186.4 million and $122.8 million, respectively, at December 31, 2017, and $121.3 million and $102.2 million, respectively, at December 31, 2016.

E. OTHER

The Company’s exposure to concentration of investments in a single investee that exceeded 10% of shareholders’ equity included securities of U.S. government-sponsored agencies and authorities, as well as mortgage participations with a highly rated single third party with a fair value of $356.8 million and $295.9 million, at December 31, 2017 and 2016, respectively.

At December 31, 2017, there were contractual investment commitments of up to $173.9 million.

4. INVESTMENT INCOME AND GAINS AND LOSSES

A. NET INVESTMENT INCOME

The components of net investment income were as follows:

YEARS ENDED DECEMBER 31	2017	2016	2015
(in millions)
Fixed maturities	$249.7	$245.1	$253.8
Equity securities	18.0	18.6	17.5
Limited partnerships	15.3	8.0	5.8
Other investments	26.1	18.7	12.3
Gross investment income	309.1	290.4	289.4
Less investment expenses	(11.0)	(11.0)	(10.3)
Net investment income	$298.1	$279.4	$279.1

The carrying values of fixed maturity securities on non-accrual status at December 31, 2017 and 2016 were not material. The effects of non-accruals for the years ended December 31, 2017, 2016 and 2015, compared with amounts of net investment income that would have been recognized in accordance with the original terms of the fixed maturities were also not material.

B. NET REALIZED INVESTMENT GAINS AND LOSSES

Net realized gains (losses) on investments were as follows:

YEARS ENDED DECEMBER 31	2017	2016	2015
(in millions)
Equity securities	$19.8	$25.4	$29.4
Fixed maturities	7.5	(16.6)	(13.9)
Other investments	(3.6)	(0.2)	4.0
Net realized investment gains	$23.7	$8.6	$19.5

Included in the net realized investment gains (losses) were OTTI of investment securities recognized in earnings totaling $5.9 million, $27.9 million and $26.8 million in 2017, 2016 and 2015, respectively.

Other-than-temporary-impairments

For 2017, total OTTI was $6.2 million. Of this amount, $5.9 million was recognized in earnings and the remaining $0.3 million was recorded as unrealized losses in accumulated other comprehensive income (“AOCI”).  The $5.9 million of OTTI recognized in earnings relates to $2.1 million of fixed maturity securities, $2.0 million of other invested assets and $1.8 million of equities.

For 2016, total OTTI was $21.2 million. Of this amount, $27.9 million was recognized in earnings including $6.7 million which was transferred from unrealized losses in AOCI.  The $27.9 million of OTTI recognized in earnings was related primarily to $16.1 million of fixed maturity securities that the Company intended to sell, $8.8 million of credit impairments and $2.7 million of equities.

For 2015, total OTTI was $49.5 million. Of this amount, $26.8 million was recognized in earnings and the remaining $22.7 million was recorded as unrealized losses in AOCI.  The $26.8 million of OTTI recognized in earnings was related to $16.0 million of credit impairments, $4.0 million of fixed maturity securities that the Company intended to sell and $6.8 million of equities.

The methodology and significant inputs used to measure the amount of credit losses on fixed maturities in 2017, 2016 and 2015 were as follows:

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

YEARS ENDED DECEMBER 31	2017	2016	2015
(in millions)
Credit losses as of the beginning of the year	$10.0	$18.0	$4.2
Credit losses on securities for which an OTTI was not previously recognized	0.4	6.4	8.3
Additional credit losses on securities for which an OTTI was previously recognized	0.1	2.4	7.7
Reductions for securities sold, called or matured	(6.2)	(4.6)	(1.8)
Reductions for securities reclassified as intend to sell	(0.4)	(12.2)	(0.4)
Credit losses as of the end of the year	$3.9	$10.0	$18.0

The proceeds from sales of available-for-sale securities and the gross realized gains and gross realized losses on those sales, were as follows:

YEARS ENDED DECEMBER 31
(in millions)
	Proceeds	Gross	Gross
2017	from Sales	Gains	Losses
Fixed maturities	$494.8	$12.2	$8.2
Equity securities	$128.8	$18.8	$1.8

2016
Fixed maturities	$563.8	$11.7	$7.0
Equity securities	$245.0	$31.1	$3.0

2015
Fixed maturities	$1,167.6	$15.0	$9.3
Equity securities	$270.0	$36.9	$4.2

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

The estimated fair value of the financial instruments were as follows:

DECEMBER 31	2017		2016
(in millions)	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial Assets
Cash and cash equivalents	$376.4	$376.4	$282.6	$282.6
Fixed maturities	7,779.7	7,779.7	7,331.3	7,331.3
Equity securities	576.5	576.5	584.4	584.4
Other investments	639.2	644.7	497.8	497.6
Total financial assets	$9,371.8	$9,377.3	$8,696.1	$8,695.9
Financial Liabilities
Debt	$786.9	$865.7	$786.4	$841.9

The Company has processes designed to ensure that the values received from its third-party pricing service are accurately recorded, that the data inputs and valuation approaches and techniques utilized are appropriate and consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. The Company performs a review of the fair value hierarchy classifications and of prices received from its pricing service on a quarterly basis. The Company reviews the pricing services’ policies describing its methodology, processes, practices and inputs, including various financial models used to value securities. Also, the Company reviews the portfolio pricing, including a process for which securities with changes in prices that exceed a defined threshold are verified to independent sources, if available. If upon review, the Company is not satisfied with the validity of a given price, a pricing challenge would be submitted to the pricing service along with supporting documentation for its review. The Company does not adjust quotes or prices obtained from the pricing service unless the pricing service agrees with the Company’s challenge. During 2017 and 2016, the Company did not adjust any prices received from its pricing service.

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

The following tables provide, for each hierarchy level, the Company’s assets that were measured at fair value on a recurring basis.

	DECEMBER 31, 2017
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$511.4	$227.6	$283.8	$—
Foreign government	242.7	50.1	192.6	—
Municipal	1,076.0	—	1,049.2	26.8
Corporate	4,307.5	—	4,306.6	0.9
Residential mortgage-backed, U.S. agency backed	956.4	—	956.4	—
Residential mortgage-backed, non-agency	29.6	—	29.6	—
Commercial mortgage-backed	596.4	—	582.2	14.2
Asset backed	59.7	—	59.7	—
Total fixed maturities	7,779.7	277.7	7,460.1	41.9
Equity securities	568.1	567.0	—	1.1
Other investments	126.4	—	122.8	3.6
Total investment assets at fair value	$8,474.2	$844.7	$7,582.9	$46.6

	DECEMBER 31, 2016
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$341.1	$209.5	$131.6	$—
Foreign government	240.7	47.3	193.4	—
Municipal	1,095.4	—	1,064.4	31.0
Corporate	4,053.8	—	4,049.6	4.2
Residential mortgage-backed, U.S. agency backed	924.4	—	924.4	—
Residential mortgage-backed, non-agency	49.8	—	49.8	—
Commercial mortgage-backed	554.3	—	539.3	15.0
Asset backed	71.8	—	71.8	-
Total fixed maturities	7,331.3	256.8	7,024.3	50.2
Equity securities	574.6	573.1	—	1.5
Other investments	106.3	—	102.2	4.1
Total investment assets at fair value	$8,012.2	$829.9	$7,126.5	$55.8

The following tables provide, for each hierarchy level, the Company’s estimated fair values of financial instruments that were not carried at fair value.

	DECEMBER 31, 2017
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$376.4	$376.4	$—	$—
Equity securities	8.4	—	8.4	—
Other investments	368.9	—	—	368.9
Liabilities:
Debt	$865.7	$—	$865.7	$—

	DECEMBER 31, 2016
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$282.6	$282.6	$—	$—
Equity securities	9.8	—	9.8	—
Other investments	297.2	—	—	297.2
Liabilities:
Debt	$841.9	$—	$841.9	$—

Investments measured at fair value using net asset value based on an ownership interest in partners’ capital have not been included in the tables above. At December 31, 2017 and 2016, the fair values of these investments were $149.4 million and $94.1 million which are approximately 2% and 1% of total investment assets, respectively.

The following tables provide a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

YEAR ENDED DECEMBER 31, 2017	Fixed Maturities
(in millions)	Municipal	Corporate	Commercial mortgage- backed	Asset- backed	Total	Equity and Other	Total Assets
Balance at beginning of year	$31.0	$4.2	$15.0	$—	$50.2	$5.6	$55.8
Transfers out of Level 3	(1.9)	—	—	—	(1.9)	(0.4)	(2.3)
Total gains (losses):
Included in total net realized investment gains	—	0.3	—	—	0.3	—	0.3
Included in other comprehensive income - net depreciation on available-for-sale securities	(0.2)	(0.2)	—	—	(0.4)	(0.5)	(0.9)
Sales	(2.1)	(3.4)	(0.8)	—	(6.3)	—	(6.3)
Balance at end of year	$26.8	$0.9	$14.2	$—	$41.9	$4.7	$46.6

YEAR ENDED DECEMBER 31, 2016	Fixed Maturities
(in millions)	Municipal	Corporate	Commercial mortgage- backed	Asset- backed	Total	Equity and Other	Total Assets
Balance at beginning of year	$34.4	$3.7	$17.0	$0.5	$55.6	$4.9	$60.5
Transfers out of Level 3	(1.2)	—	—	—	(1.2)	—	(1.2)
Total gains (losses):
Included in total net realized investment gains (losses)	0.1	(0.2)	—	—	(0.1)	—	(0.1)
Included in other comprehensive income - net appreciation (depreciation) on available- for-sale securities	0.6	0.6	(0.2)	—	1.0	0.7	1.7
Purchases and sales:
Purchases	—	0.3	—	—	0.3	—	0.3
Sales	(2.9)	(0.2)	(1.8)	(0.5)	(5.4)	—	(5.4)
Balance at end of year	$31.0	$4.2	$15.0	$—	$50.2	$5.6	$55.8

During the years ended December 31, 2017 and 2016, the Company transferred fixed maturities between Level 2 and Level 3 primarily as a result of assessing the significance of unobservable inputs on the fair value measurement. During 2017, an equity security was transferred from level 3 to level 1 upon the availability of pricing from the third party pricing service. There were no transfers between Level 1 and Level 2 during 2017 or 2016. There were no Level 3 liabilities held by the Company for years ended December 31, 2017 and 2016.

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

DECEMBER 31,			2017		2016
	Valuation	Significant	Fair	Range	Fair	Range
(in millions)	Technique	Unobservable Inputs	Value	(Wtd Average)	Value	(Wtd Average)
Fixed maturities:
Municipal	Discounted	Discount for:	$26.8		$31.0
	cash flow	Small issue size		0.7 - 6.8% (3.3%)		0.7 - 6.8% (3.3%)
		Credit stress		0.9 - 1.5% (1.2%)		0.9 - 1.5% (1.2%)
		Above-market coupon		0.3 - 0.5% (0.4%)		0.3 - 0.5% (0.4%)
Corporate	Discounted	Discount for:	0.9		4.0
	cash flow	Small issue size		2.5% (2.5%)		2.0 - 2.5% (2.1%)
		Above-market coupon		0.3% (0.3%)		0.3 - 0.8% (0.6%)
		Credit stress		-		1.0% (1.0%)
Commercial	Discounted	Discount for:	14.2		15.0
mortgage-backed	cash flow	Small issue size		1.9 - 3.1% (2.6%)		1.9 - 3.1% (2.6%)
		Above-market coupon		0.5% (0.5%)		0.5% (0.5%)
		Lease structure		0.3% (0.3%)		0.3% (0.3%)
Equity securities	Market comparables	Net tangible asset market multiples	1.1	1.0X (1.0X)	1.1	1.0X (1.0X)
Other	Discounted cash flow	Discount rate	3.6	18.0% (18.0%)	4.1	18.0% (18.0%)

Significant increases (decreases) in any of the above inputs in isolation would result in a significantly lower (higher) fair value measurement. There were no interrelationships between these inputs which might magnify or mitigate the effect of changes in unobservable inputs on the fair value measurement.

6. DEBT AND CREDIT ARRANGEMENTS

Debt consists of the following:

DECEMBER 31	2017	2016
(in millions)
Senior debentures maturing April 15, 2026	$375.0	$375.0
Senior debentures maturing October 15, 2025	62.6	62.6
Subordinated debentures maturing March 30, 2053	175.0	175.0
Subordinated debentures maturing February 3, 2027	59.7	59.7
FHLBB borrowings (secured)	125.0	125.0
Total principal debt	797.3	797.3
Unamortized debt issuance costs	(10.4)	(10.9)
Total	$786.9	$786.4

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

The Company also held 7.625% senior unsecured debentures that were issued on October 16, 1995 with a par value of $200.0 million. The remaining 7.625% senior debentures have a par value of $62.6 million as of December 31, 2017 and 2016 and mature on October 15, 2025.

Both of the Company’s outstanding senior debentures are subject to certain restrictive covenants, including limitations on the issuance or disposition of stock of restricted subsidiaries and limitations on liens, and pay interest semi-annually.

The Company also held $175.0 million aggregate principal amount of 6.35% subordinated unsecured debentures due March 30, 2053. These debentures pay interest quarterly. The Company may redeem these debentures in whole at any time, or in part from time to time, on or after March 30, 2018, at a redemption price equal to their principal amount plus accrued and unpaid interest. In addition, the Company’s subordinated debentures maturing February 3, 2027 have a par value of $59.7 million as of December 31, 2017 and 2016 and pay cumulative dividends semi-annually at 8.207%.

In 2016, in addition to the redemption of the senior debentures maturing June 15, 2021 and March 1, 2020, the Company repurchased senior debentures maturing October 15, 2025, with a carrying value of $11.9 million at a cost of $14.1 million, resulting in a pre-tax loss of $2.2 million. In 2017, the Company did not repurchase any long-term debt instruments.

In 2009, Hanover Insurance received a $125.0 million FHLBB advance through its membership in the FHLBB. This collateralized advance bears interest at a fixed rate of 5.50% per annum over a twenty-year term. As collateral to FHLBB, the Company pledged government agency securities with a fair value of $223.6 million and $201.8 million, for the aggregate borrowings of $125.0 million as of December 31, 2017 and December 31, 2016, respectively. The fair value of the collateral pledged must be maintained at certain specified levels of the borrowed amount, which can vary depending on the type of assets pledged. If the fair value of this collateral declines below these specified levels, the Company would be required to pledge additional collateral or repay outstanding borrowings. The Company is permitted to voluntarily repay the outstanding borrowings at any time, subject to a repayment fee. As a requirement of membership in the FHLBB, the Company maintains a certain level of investment in FHLBB stock. Total holdings of FHLBB stock were $8.5 million and $9.8 million at December 31, 2017 and 2016, respectively.

At December 31, 2017, the Company had a $200.0 million credit agreement which expires in November 2018. The Company had no borrowings under this agreement. Additionally, the Company had a Standby Letter of Credit Facility not to exceed £220.0 million (or $297.1 million). This Letter of Credit Facility provides regulatory capital supporting Chaucer’s underwriting activities for the 2018 and 2019 years of account and each prior open year of account. Simultaneous with this agreement, THG entered into a Guaranty Agreement with Lloyds Bank plc, as Facility Agent and Security Agent, pursuant to which THG unconditionally guarantees the obligations of Chaucer under the Letter of Credit Facility.

Interest expense was $48.5 million, $54.9 million, and $60.6 million in 2017, 2016 and 2015, respectively. At December 31, 2017, the Company was in compliance with the covenants associated with all of its debt indentures and credit arrangements.

7. INCOME TAXES

Provisions for income taxes have been calculated in accordance with the provisions of ASC 740. A summary of the components of income before income taxes and income tax expense in the Consolidated Statements of Income are shown below:

YEARS ENDED DECEMBER 31	2017	2016	2015
(in millions)
Income before income taxes:
U.S.	$295.1	$70.8	$220.9
Non-U.S.	6.4	121.5	218.5
	$301.5	$192.3	$439.4

Income tax expense includes the following components:

YEARS ENDED DECEMBER 31	2017	2016	2015
(in millions)
Current:
U.S.	$27.4	$16.8	$32.7
Non-U.S.	30.0	35.3	23.1
Total current	57.4	52.1	55.8
Deferred:
U.S.	82.3	(20.4)	44.0
Non-U.S.	(41.2)	4.5	8.8
Total deferred	41.1	(15.9)	52.8
Total income tax expense	$98.5	$36.2	$108.6

The income tax expense attributable to the consolidated results of continuing operations is different from the amount determined by multiplying income from continuing operations before income taxes by the U.S. statutory federal income tax rate of 35%. The sources of the difference and the tax effects of each were as follows:

YEARS ENDED DECEMBER 31	2017	2016	2015
(in millions)
Expected income tax expense	$105.5	$67.3	$153.7
Effect of the enactment of the Tax Cuts and Jobs Act	22.3	—	—
Tax difference related to investment disposals and maturities	(12.7)	(20.7)	(13.3)
Effect of foreign operations	(6.5)	(6.6)	(7.8)
Stock-based compensation windfall benefit	(5.3)	—	—
Dividend received deduction	(3.2)	(3.3)	(3.1)
Nondeductible expenses	1.6	1.4	1.6
Tax-exempt interest	(0.9)	(1.1)	(1.4)
Foreign tax credits	(0.9)	(0.6)	(5.6)
Change in liability for uncertain tax positions	(0.5)	—	1.7
Gain on disposal of U.K. motor business exempt from tax	—	—	(17.3)
Other, net	(0.9)	(0.2)	0.1
Income tax expense	$98.5	$36.2	$108.6
Effective tax rate	32.7%	18.8%	24.7%

The following are the components of the Company’s deferred tax assets and liabilities (excluding those associated with its discontinued operations).

DECEMBER 31	2017	2016
(in millions)
Deferred tax assets:
Loss, LAE and unearned premium reserves, net	$115.7	$183.9
Employee benefit plans	23.8	44.4
Tax credit carryforwards	23.1	94.6
Deferred Lloyd's underwriting loss	16.6	—
Other	29.6	54.9
	208.8	377.8
Less: Valuation allowance	0.2	—
	208.6	377.8
Deferred tax liabilities:
Deferred acquisition costs	90.2	141.0
Investments, net	48.3	27.9
Software capitalization	18.0	28.9
Deferred Lloyd's underwriting income	—	32.7
Other	22.9	32.2
	179.4	262.7
Net deferred tax asset	$29.2	$115.1

Deferred tax assets are reduced by a valuation allowance if it is more likely than not that all or some portion of the deferred tax assets will not be realized.

The Company’s deferred tax asset as of December 31, 2017 included assets of $23.1 million related to alternative minimum tax credit (“AMT”) carryforwards.  The Company has utilized $71.5 million of its AMT credits in 2017 and may continue to utilize these credits to offset regular federal income taxes due from future income. Although the enactment of TCJA repeals the corporate alternative minimum tax effective January 1, 2018, the remaining AMT credits carried forward will continue to be utilized to offset future taxable income for tax years beginning in 2018. The Company believes it is more likely than not that the remaining deferred tax assets will be realized.

In prior years, the Company completed several transactions which resulted in the realization, for tax purposes only, of unrealized gains in its investment portfolio. As a result of these transactions, the Company was able to realize capital losses carried forward and to release the valuation allowance recorded against the deferred tax asset related to these losses.  The releases of valuation allowances were recorded as a benefit in accumulated other comprehensive income. Previously unrealized benefits of $12.7 million, $20.7 million and $13.3 million attributable to non-operating income, are recognized as part of income from continuing operations during 2017, 2016 and 2015, respectively. The remaining amount of $44.8 million in accumulated other comprehensive income will be released into income from continuing operations in future years, as the investment securities subject to these transactions are sold or mature.

The table below provides a reconciliation of the beginning and ending liability for uncertain tax positions as follows:

YEARS ENDED DECEMBER 31	2017	2016	2015
(in millions)
Liability at beginning of year, net	$2.7	$3.0	$1.3
Additions for tax positions of current year	0.9	0.4	1.7
Subtractions as a result of a lapse of the applicable statute of limitations	(0.6)	(0.7)	—
Liability at end of year, net	$3.0	$2.7	$3.0

There are no tax positions at December 31, 2017, 2016 and 2015 for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, a change in the timing of deductions would not impact the annual effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits in federal income tax expense. The Company had accrued interest of $0.2 million as of December 31, 2017 and 2016. For the years ended December 31, 2016 and 2015 the Company recognized a release of interest of $0.4 million and expense of $0.1 million, respectively. The Company has not recognized any penalties associated with unrecognized tax benefits.

The Company or its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions, as well as foreign jurisdictions. The Company and its subsidiaries are subject to U.S. federal and state income tax examinations and foreign examinations for years after 2013.

U.S. Tax Reform

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”, “U.S. Tax Reform”, or “the Act”) was enacted in the U.S.  The Act substantially changed many aspects of the U.S. Tax code, including a reduction in the U.S. corporate income tax rate from 35% to 21%.  While the new corporate rate is effective on January 1, 2018, the Company has recognized the impact of the rate change on its deferred tax balances as of the enactment date.  The effect of this re-measurement of the Company’s deferred tax balances is a provision of $9.4 million, and is recorded as a component of income tax expense in continuing operations for the year ended December 31, 2017.  This amount includes the revaluation of deferred taxes initially recorded through other comprehensive income and recorded through discontinued operations, such as unrealized appreciation on investments, employee benefit plan-related items, foreign currency translation adjustments and reserve adjustments for discontinued business.  Deferred taxes related to the revaluation of the Company’s pension plans at December 31, 2017, as well as changes in unrealized gains and losses occurring after the Act’s enactment date, are recorded at 21% in other comprehensive income.

The Act also created a territorial tax system, which will generally allow companies to repatriate future non-U.S. sourced earnings without incurring additional U.S. taxes, by providing a 100% exemption on dividends received from certain non-U.S. subsidiaries.  Although most of the Company’s non-U.S. income had been previously subject to U.S. taxes, a portion of its non-U.S. income had been indefinitely reinvested overseas and was not subject to U.S. tax until repatriated. These non-U.S. earnings are now subject to a one-time mandatory toll charge totaling $12.7 million, which also is recorded as a component of income tax expense in continuing operations for the year ended December 31, 2017.

In addition, the Act limited various existing deductions such as executive compensation and introduced new income taxes on certain low-taxed non-U.S. income.  Under the Act, the exemption from the $1 million limitation on certain executive compensation has been eliminated.  As a result, the Company has recognized a provision of $0.2 million for the year ended December 31, 2017.  Also, the Company may be subject to a minimum tax on certain foreign earnings effective January 1, 2018. The Company has elected to recognize this minimum tax in the year in which the tax arises.  The Company does not expect that this additional tax will have a significant effect on the Company’s results of operations in most years.

The Act modified the provisions applicable to the determination of the tax basis of unpaid loss reserves. These modifications impact the payment pattern and applicable interest rate. The Act instructed the Treasury Department to provide discount factors and other guidance necessary to determine the appropriate transition adjustment. This information has not been released; accordingly, we have applied the law existing prior to the enactment of the Act. These provisions would have no effect on the December 31, 2017 net deferred tax asset or income tax expense.

The cumulative effect of the enactment of TCJA is an expense of $22.3 million for the year ended December 31, 2017, comprising the aforementioned three components.  The Company’s estimates are not based upon provisional amounts, as defined in the SEC’s Staff Accounting Bulletin No. 118.  However, they are subject to change, as authoritative guidance clarifies how they are determined and recognized.

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

As of January 1, 2005, the defined benefit pension plans were frozen and since that date, no further cash balance allocations have been credited to participants. Participants’ accounts are credited with interest daily, based upon the General Agreement of Trades and Tariffs rate (the 30-year Treasury Bond interest rate). In addition, the grandfathered benefits for the transition group were also frozen at January 1, 2005 levels with an annual transition pension adjustment calculated at an interest rate equal to 5% per year up to 35 years of completed service, and 3% thereafter. As of December 31, 2017, based on current estimates of plan liabilities and other assumptions, the projected benefit obligation of the qualified defined benefit pension plan exceeds plan assets by approximately $41 million.

Chaucer Pension Plan

Prior to 2002, the Chaucer segment provided defined benefit pension retirement benefits to certain of its employees. As of December 31, 2001, the defined benefit pension plan was closed to new members and as of December 31, 2016, the plan was no longer accruing for future salary increases. The defined benefit obligation for this plan is based on the employees’ years of service and final pensionable salary. Contributions are made to this plan by the Company in amounts and according to the timing determined as part of the plan’s triennial funding review. As of December 31, 2017, based on current estimates of plan liabilities and other assumptions, the projected benefit obligation of the qualified defined benefit pension plan exceeds plan assets by approximately $2 million.

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

Weighted average assumptions used to determine pension benefit obligations are as follows:

DECEMBER 31	2017	2016	2015
U.S.
Discount rate - qualified plan	3.88%	4.25%	4.88%
Discount rate - non-qualified plan	3.88%	4.25%	4.75%
Cash balance interest crediting rate	3.50%	3.50%	3.50%
Chaucer
Discount rate	2.60%	2.85%	3.85%
Rate of increase in future compensation (1)	N/A	3.15%	3.10%

(1)	The salary increase assumption as of December 31, 2016 is used to calculate the curtailment gain that resulted from the cessation of future salary increases.

The Company utilizes a measurement date of January 1st to determine its periodic pension costs. Weighted average assumptions used to determine net periodic pension costs for the defined benefit plans are as follows:

YEARS ENDED DECEMBER 31	2017	2016	2015
U.S.
Qualified plan
Discount rate	4.25%	4.88%	4.38%
Expected return on plan assets	5.00%	5.25%	5.00%
Cash balance interest crediting rate	3.50%	3.50%	3.50%
Non-qualified plan
Discount rate	4.25%	4.75%	4.25%
Chaucer
Discount rate	2.85%	3.85%	3.75%
Rate of increase in future compensation	N/A	3.10%	3.00%
Expected return on plan assets	4.80%	5.45%	5.45%

The expected rates of return were determined by using historical mean returns for each asset class, adjusted for certain factors believed to have an impact on future returns. These returns are generally weighted to the plan’s actual asset allocation, and are net of administrative expenses. For the U.S. defined benefit plans, a decrease in the expected return on plan assets for 2017 to 5.00% reflects long-term expectations to remain generally consistent with 2016; however, pension administration costs are expected to increase slightly. For the Chaucer plan, the expected rate of return on plan assets was 4.80% and 5.45%, for the years ended December 31, 2017 and 2016, respectively. The decrease in expected returns reflects the overall market conditions and uncertainties globally, which is affecting all of the asset classes in the Chaucer plan. The Company reviews and updates, at least annually, its expected return on plan assets based on changes in the actual assets held by the plans and market conditions.

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

The following table provides 2017 target allocations and actual invested asset allocations for 2017 and 2016.

DECEMBER 31	2017 TARGET LEVELS	2017	2016
Fixed income securities:
Fixed maturities	83%	83%	83%
Money market funds	2%	1%	2%
Total fixed income securities	85%	84%	85%
Equity securities:
Domestic	12%	12%	12%
International	3%	4%	3%
Total equity securities	15%	16%	15%
Total plan assets	100%	100%	100%

The following tables present, for each hierarchy level, the U.S. qualified defined benefit plan’s investment assets that are measured at fair value at December 31, 2017 and 2016. Refer to Note 5 – “Fair Value” for a description of the different levels in the Fair Value Hierarchy.

DECEMBER 31	2017				2016
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Fixed income securities:
Fixed maturities	$38.8	$13.1	$—	$25.7	$53.7	$23.0	$—	$30.7
Money market mutual funds	5.3	5.3	—	—	7.1	7.1	—	—
Mutual funds	42.6	42.6	—	—	—	—	—	—
Total investments at fair value	$86.7	$61.0	$—	$25.7	$60.8	$30.1	$—	$30.7

Fixed Income Securities and Mutual Funds

Securities classified as Level 1 at December 31, 2017 and 2016 include actively traded mutual funds and publicly traded securities, which are valued at quoted market prices. Securities classified as Level 3 at December 31, 2017 and 2016 include assets held in a fixed account of an insurance company. The fair value of the investment is estimated using a comparable public market financial institution derived fair value curve that uses non-observable inputs for market liquidity and unique credit characteristics of its underlying securities.

The Plan also holds investments measured at fair value using NAV based on the value of the underlying investments, which is determined independently by the investment manager and have not been included in the table above. These include investments in commingled pools and investment-grade fixed income securities held in a custom fund, and other commingled pools that primarily invest in publicly traded common stocks and international equity securities. The daily NAV, which is not published as a quoted market price for these investments, is used as the basis for transactions. Redemption of these funds is not subject to restriction. The fair values of these investments are as follows:

DECEMBER 31	2017	2016
Fixed maturities	$343.5	$322.4
Equity securities:
Domestic	12.6	53.9
International	17.3	16.2
Total equity	29.9	70.1
Total investments carried at NAV	$373.4	$392.5

The table below provides a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

YEAR ENDED DECEMBER 31	2017
(in millions)
Balance at beginning of period	$30.7
Less: Assets transferred to investments measured at fair value using NAV	(5.7)
Actual return on plan assets related to assets still held	0.7
Balance at end of year	$25.7

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

The following table provides 2017 target allocations and actual invested asset allocations for 2017 and 2016.

DECEMBER 31	2017 TARGET LEVELS	2017	2016
Fixed income securities:
Fixed maturities	30%	35%	34%
Equity securities:
Domestic (United Kingdom)	15%	13%	14%
International	45%	42%	41%
Total equity securities	60%	55%	55%
Real estate funds	10%	10%	11%
Total plan assets	100%	100%	100%

The Chaucer plan only holds cash and equivalents and investments measured at fair value using NAV. These investments include pooled funds that are valued at the close of business using a third-party pricing service. These values are adjusted by the fund manager to reflect outstanding dividends, taxes and investment fees and other expenses to calculate the NAV.

Real estate fund investments are also valued based upon the values of the net assets of the fund. Although the NAV is calculated daily, transactions also consider cash inflows and outflows of the fund. The price where units are transacted includes the NAV, which is adjusted for investment charges and other estimated acquisition costs such as legal fees, taxes, planning and architect fees, survey and agent fees, among others. The following table presents the Chaucer defined benefit plan’s investment assets at December 31, 2017 and 2016.

DECEMBER 31	2017	2016
(in millions)
Cash and equivalents	$4.8	$0.3
Fixed income securities:
Fixed maturities	46.0	39.4
Equity securities:
Domestic (United Kingdom)	19.1	16.0
International	60.2	48.0
Total equity securities	79.3	64.0
Real estate funds	14.5	12.8
Total investments carried at NAV	$144.6	$116.5

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

The following table reflects the benefit obligations, fair value of plan assets and funded status of the plans at December 31, 2017 and 2016.

DECEMBER 31	U.S. Qualified Pension Plan		U.S. Non-Qualified Pension Plan		Chaucer Pension Plan
(in millions)	2017	2016	2017	2016	2017	2016
Accumulated benefit obligation	$501.2	$506.8	$36.6	$38.0	$146.1	$132.2
Change in benefit obligation:
Projected benefit obligation, beginning of period	506.8	500.5	38.0	37.8	132.2	128.3
Employee contributions	—	—	—	—	—	0.2
Service cost - benefits earned during the period	—	—	—	—	—	0.8
Interest cost	20.4	23.2	1.5	1.7	3.9	4.5
Actuarial losses (gains)	7.3	29.4	0.1	1.7	3.2	25.9
Benefits paid	(33.3)	(46.3)	(3.0)	(3.2)	(5.8)	(1.8)
Curtailment gain	—	—	—	—	—	(2.4)
Foreign currency translation	—	—	—	—	12.6	(23.3)
Projected benefit obligation, end of year	501.2	506.8	36.6	38.0	146.1	132.2
Change in plan assets:
Fair value of plan assets, beginning of period	453.3	472.8	—	—	116.5	123.5
Actual return on plan assets	40.1	26.8	—	—	14.4	15.4
Contributions	—	—	3.0	3.2	7.7	0.8
Benefits paid	(33.3)	(46.3)	(3.0)	(3.2)	(5.8)	(1.8)
Foreign currency translation	—	—	—	—	11.8	(21.4)
Fair value of plan assets, end of year	460.1	453.3	—	—	144.6	116.5
Funded status of the plans	$(41.1)	$(53.5)	$(36.6)	$(38.0)	$(1.5)	$(15.7)

Contributions include $0.2 million of Chaucer employee contributions during 2016. All other contributions for all plans were made by the Company.

Components of Net Periodic Pension Cost

The components of total net periodic pension cost are as follows:

YEARS ENDED DECEMBER 31	2017	2016	2015
(in millions)
Service cost - benefits earned during the period	$—	$0.7	$1.1
Interest cost	25.8	29.5	29.3
Expected return on plan assets	(27.3)	(29.6)	(31.6)
Recognized net actuarial loss	15.2	13.5	13.9
Curtailment gain	—	(2.4)	(1.8)
Net periodic pension cost	$13.7	$11.7	$10.9

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

The following table reflects the total amounts recognized in accumulated other comprehensive income relating to both the U.S. defined benefit pension plans and the Chaucer pension plan as of December 31, 2017 and 2016.

DECEMBER 31	2017	2016
(in millions)
Net actuarial loss	$118.5	$150.4

The unrecognized net actuarial gains (losses) which exceed 10% of the greater of the projected benefit obligation or the fair value of plan assets are amortized as a component of net periodic pension cost over the next five years. The following table reflects the total estimated amount of actuarial losses that will be amortized from accumulated other comprehensive income into net periodic pension cost in 2018 (the estimated expense related to the Chaucer plan was converted to U.S. dollars at an exchange rate of 1.35):

ESTIMATED AMORTIZATION IN 2018	Expense
(in millions)
Net actuarial loss	$9.6

Contributions

In accordance with ERISA guidelines, the Company is not required to fund its U.S. qualified benefit plan in 2018. The Company expects to contribute $3.1 million to its U.S. non-qualified pension plans to fund 2018 benefit payments. At this time, no additional discretionary contributions are expected to be made into the U.S. plans or the Chaucer plan during 2018, and the Company does not expect that any funds will be returned from the plans to the Company during 2018.

Benefit Payments

The Company estimates that benefit payments over the next 10 years will be as follows:

YEARS ENDED DECEMBER 31	2018	2019	2020	2021	2022	2023-2027
(in millions)
U.S. qualified pension plan	$37.9	$37.8	$37.5	$37.5	$37.2	$169.5
U.S. non-qualified pension plan	$3.1	$3.0	$3.0	$2.9	$2.9	$12.7
Chaucer pension plan	$2.2	$2.3	$2.3	$2.4	$2.5	$13.8

The benefit payments are based on the same assumptions used to measure the Company’s benefit obligations at the end of 2017. Benefit payments related to the U.S. qualified plan and the Chaucer plan will be made from plan assets held in trusts and not included with Company assets, whereas those payments related to the non-qualified plans will be provided for by the Company. Expected benefits related to the Chaucer pension plan were converted to U.S. dollars at an exchange rate of 1.35.

DEFINED CONTRIBUTION PLAN

In addition to the defined benefit plans, THG provides a defined contribution 401(k) plan for its U.S. employees, whereby the Company matches employee elective 401(k) contributions, up to a maximum of 6% of eligible compensation in 2017, 2016, and 2015. The Company’s expense for this matching provision was $21.3 million, $21.4 million and $20.1 million for 2017, 2016 and 2015, respectively. In addition to this matching provision, the Company can elect to make an annual contribution to employees’ accounts. Additional contributions amounted to $2.2 million and $2.0 million and were contributed to the plan during 2017 and 2015, respectively.

Chaucer also provides a defined contribution plan for its employees that provides for employer provided contributions. The Company’s expense for 2017, 2016 and 2015 was $4.8 million, $3.9 million and $4.8 million, respectively.

9. OTHER POSTRETIREMENT BENEFIT PLANS

In addition to the Company’s pension plans, the Company also has postretirement medical benefits that it provides to former agents and retirees and their dependents, and through December 31, 2017, to a limited number of full-time employees. The plans, which are funded by the Company through either a Health Reimbursement Arrangement (“HRA”) or directly, provide access to benefits including hospital and major medical, with certain limits, and have varying co-payments and deductibles, depending on the plan. Generally, employees who were actively employed on December 31, 1995 became eligible with at least 15 years of service after the age of 40. Effective January 1, 1996, the Company revised these benefits so as to establish limits on future benefit payments to beneficiaries of retired participants and to restrict eligibility to then current employees. In 2009, the Company changed the postretirement medical benefits, only as they relate to current employees who still qualified for participation in the plan under the above formula. For these participants, the plan provided for only post age 65 benefits. In 2015, the Company further amended the plan to only provide this benefit to those participants who retire before January 1, 2018, further limiting the number of current employees who were eligible to participate in this plan. The population of agents receiving postretirement benefits was frozen as of December 31, 2002, when the Company ceased its distribution of proprietary life and annuity products. This plan is unfunded.

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

Obligation and Funded Status

The following table reflects the funded status of these plans:

DECEMBER 31	2017	2016
(in millions)
Change in benefit obligation:
Accumulated postretirement benefit obligation, beginning of year	$11.6	$12.1
Interest cost	0.4	0.5
Net actuarial (gain) loss	(0.3)	1.0
Benefits paid	(1.6)	(2.0)
Accumulated postretirement benefit obligation, end of year	10.1	11.6
Fair value of plan assets, end of year	—	—
Funded status of plans	$(10.1)	$(11.6)

Benefit Payments

The Company estimates that benefit payments over the next 10 years will be as follows:

YEARS ENDING DECEMBER 31
(in millions)
2018	$1.2
2019	1.1
2020	1.0
2021	0.9
2022	0.9
2023 - 2027	3.5

The benefit payments are based on the same assumptions used to measure the Company’s benefit obligation at the end of 2017 and reflect benefits attributable to estimated future service.

Components of Net Periodic Postretirement Expense (Benefit)

The components of net periodic postretirement expense (benefit) were as follows:

YEARS ENDED DECEMBER 31	2017	2016	2015
(in millions)
Interest cost	$0.4	$0.5	$0.5
Recognized net actuarial loss	0.2	0.2	0.2
Amortization of prior service cost (benefit)	(1.4)	(1.4)	(1.4)
Net periodic postretirement benefit	$(0.8)	$(0.7)	$(0.7)

The following table reflects the balances in accumulated other comprehensive income relating to the Company’s postretirement benefit plans:

DECEMBER 31	2017	2016
(in millions)
Net actuarial loss	$3.6	$4.1
Net prior service cost (benefit)	(0.4)	(1.8)
	$3.2	$2.3

The following table reflects the estimated amortization to be recognized in net periodic benefit cost in 2018:

Estimated Amortization in 2018	Expense (Benefit)
(in millions)
Net actuarial loss	$0.2
Net prior service cost (benefit)	(0.3)
$(0.1)

Assumptions

Employers are required to measure the funded status of their plans as of the date of their year-end statement of financial position. As such, the Company has utilized a measurement date of December 31, 2017 and 2016, to determine its postretirement benefit obligations, consistent with the date of its Consolidated Balance Sheets. Weighted average discount rate assumptions used to determine postretirement benefit obligations and periodic postretirement costs are as follows:

YEARS ENDED DECEMBER 31	2017	2016
Postretirement benefit obligations discount rate	3.75%	4.13%
Postretirement benefit cost discount rate	4.13%	4.63%

Assumed health care cost trend rates are as follows:

DECEMBER 31	2017	2016
Health care cost trend rate assumed for next year	6.50%	6.50%
Rate to which the cost trend is assumed to decline (ultimate trend rate)	4.50%	4.50%
Year the rate reaches the ultimate trend rate	2024	2024

A one-percentage point change in assumed health care cost trend rates in each year would have an immaterial effect on net periodic benefit cost during 2017 and accumulated postretirement benefit obligation at December 31, 2017.

10. OTHER COMPREHENSIVE INCOME

The following table provides changes in other comprehensive income.

YEARS ENDED DECEMBER 31	2017			2016			2015
		Tax			Tax			Tax
		Benefit	Net of		Benefit	Net of		Benefit	Net of
(in millions)	Pre-Tax	(Expense)	Tax	Pre-Tax	(Expense)	Tax	Pre-Tax	(Expense)	Tax
Unrealized gains (losses) on available- for-sale securities:
Unrealized gains (losses)arising during period	$77.0	$(27.9)	$49.1	$95.9	$(33.4)	$62.5	$(199.3)	$69.5	$(129.8)
Amount of realized gains from sales and other	(30.8)	(1.4)	(32.2)	(36.5)	(8.0)	(44.5)	(39.6)	0.7	(38.9)
Portion of other-than- temporary impairment losses recognized in earnings	3.9	(1.4)	2.5	27.9	(9.8)	18.1	27.2	(9.5)	17.7
Net unrealized gains (losses)	50.1	(30.7)	19.4	87.3	(51.2)	36.1	(211.7)	60.7	(151.0)
Pension and postretirement benefits:
Net gain (loss) arising in the period from net actuarial gains (losses) and prior service costs	17.0	(3.4)	13.6	(43.1)	12.8	(30.3)	(3.5)	0.7	(2.8)
Amortization of net actuarial loss and prior service cost recognized as net periodic benefit cost	14.0	(4.6)	9.4	9.9	(3.5)	6.4	12.7	(4.2)	8.5
Total pension and postretirement benefits	31.0	(8.0)	23.0	(33.2)	9.3	(23.9)	9.2	(3.5)	5.7
Cumulative foreign currency translation adjustment:
Foreign currency translation recognized during the period	3.7	(1.3)	2.4	(5.1)	1.8	(3.3)	(11.1)	3.9	(7.2)
Other comprehensive income (loss)	$84.8	$(40.0)	$44.8	$49.0	$(40.1)	$8.9	$(213.6)	$61.1	$(152.5)

Reclassifications out of accumulated other comprehensive income were as follows:

YEARS ENDED DECEMBER 31	2017	2016	2015
(in millions)
	Amount Reclassified from
Details about Accumulated Other	Accumulated			Affected Line Item in the Statement
Comprehensive Income Components	Other Comprehensive Income			Where Net Income is Presented
Unrealized gains (losses) on available-for- sale securities	$30.8	$36.4	$39.9	Net realized gains from sales and other
	(3.9)	(27.9)	(26.8)	Net other-than-temporary impairment losses on investments recognized in earnings
	26.9	8.5	13.1	Total before tax
	2.8	17.8	8.7	Tax benefit
	29.7	26.3	21.8
	-	(0.1)	(0.6)	Other, net of tax
	29.7	26.2	21.2	Net of tax
Amortization of defined benefit pension and postretirement plans	(14.0)	(9.9)	(12.7)	Loss adjustment expenses and other operating expenses
	4.6	3.5	4.2	Tax benefit
	(9.4)	(6.4)	(8.5)	Net of tax
Total reclassifications for the period	$20.3	$19.8	$12.7	Net of tax

The amount reclassified from accumulated other comprehensive income for the pension and postretirement benefits was allocated approximately 40% to loss adjustment expenses and 60% to other operating expenses for each of the years ended December 31, 2017, 2016 and 2015.

11. STOCK-BASED COMPENSATION PLANS

On May 20, 2014, shareholders approved The Hanover Insurance Group 2014 Long-Term Incentive Plan (the “2014 Stock Plan”). With respect to new share-based award issuances, the 2014 Stock Plan replaced The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan (the “2006 Stock Plan”) and authorized the issuance of 6,100,000 shares in a new share pool plus any shares subject to outstanding awards under the 2006 Stock Plan that may become available for reissuance as a result of the cash settlement, forfeiture, expiration or cancellation of such awards. The 2014 Stock Plan provides for the granting of the same types of awards as the 2006 Stock Plan, including stock options and stock appreciation rights (“SARS”), restricted and unrestricted stock, stock units, performance and market-based stock awards, and cash awards. In accordance with the 2014 Stock Plan, the issuance of one share of common stock in the form of an option or SAR will reduce the share pool by one share, whereas the issuance of one share of common stock for the other types of stock awards provided by the plan will reduce the pool by 3.8 shares. As of December 31, 2017, there were 4,877,576 shares available for grants under the 2014 Stock Plan.

Additionally, on May 20, 2014, shareholders approved The Hanover Insurance Group 2014 Employee Stock Purchase Plan (the “ESPP Plan”) and the Chaucer Share Incentive Plan (the “SIP Plan”), authorizing the issuance of 2,500,000 and 750,000 shares, respectively, under such plans. As of December 31, 2017, 2,389,881 shares and 685,798 shares were available for grant under the ESPP Plan and the SIP Plan, respectively.

Compensation cost for the years ended December 31, 2017, 2016, and 2015 totaled $12.3 million, $12.0 million and $12.3 million, respectively. Related tax benefits were $4.3 million, $4.2 million and $4.3 million, respectively.

STOCK OPTIONS

Under the 2014 Stock Plan, options may be granted to eligible employees, directors or consultants at an exercise price equal to the market price of the Company’s common stock on the date of grant. Option shares may be exercised subject to the terms prescribed by the Compensation Committee of the Board of Directors (the “Committee”) at the time of grant. Options granted in 2017, 2016 and 2015 generally vest over 3 years with 33 1/3% vesting in each year. Options must be exercised not later than ten years from the date of grant.

Information on the Company’s stock options is summarized below.

YEARS ENDED DECEMBER 31	2017		2016		2015
(in whole shares and dollars)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	1,396,152	$68.63	1,619,948	$56.57	2,236,620	$46.61
Granted	460,610	90.85	587,340	82.17	663,900	70.34
Exercised	(464,726)	63.12	(589,666)	48.99	(1,051,664)	44.47
Forfeited or cancelled	(329,859)	85.22	(221,470)	68.61	(228,908)	54.78
Outstanding, end of year	1,062,177	$75.53	1,396,152	$68.63	1,619,948	$56.57
Exercisable, end of year	423,883	$62.41	441,256	$53.59	360,585	$46.10

Cash received for options exercised for the years ended December 31, 2017, 2016 and 2015 was $20.5 million, $15.8 million and $15.9 million, respectively. The intrinsic value of options exercised for the years ended December 31, 2017, 2016 and 2015 was $15.6 million, $21.1 million and $38.7 million, respectively.

The excess tax expense realized from options exercised for the years ended December 31, 2017, 2016 and 2015 was $4.0 million, $5.6 million, and $9.7 million, respectively. The aggregate intrinsic value at December 31, 2017 for shares outstanding and shares exercisable was $35.3 million and $19.7 million, respectively. At December 31, 2017, the weighted average remaining contractual life for shares outstanding and shares exercisable was 7.7 years and 6.5 years, respectively. Additional information about employee options outstanding and exercisable at December 31, 2017 is included in the following table:

	Options Outstanding			Options Currently Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Lives	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$36.81 to $46.47	75,300	4.43	$41.41	75,300	$41.41
$57.99 to $62.57	149,789	6.15	58.09	149,789	58.09
$69.09 to $73.30	257,896	7.17	70.28	135,328	70.28
$74.88 to $85.30	239,902	8.30	81.26	63,466	80.71
$87.50 to $91.19	339,290	9.19	90.73	—	—

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. For all options granted through December 31, 2017, the exercise price equaled the market price on the grant date. Compensation cost related to options is based upon the grant date fair value and expensed on a straight-line basis over the service period for each separately vesting portion of the option as if the option was, in substance, multiple awards.

The weighted average grant date fair value of options granted during the years ended December 31, 2017, 2016 and 2015 was $13.05, $10.83 and $9.72, respectively.

The following significant assumptions were used to determine the fair value for options granted in the years indicated.

	2017	2016	2015
Dividend yield	2.193% to 2.286%	2.04% to 2.46%	2.03% to 2.37%
Expected volatility	18.341% to 21.694%	18.08% to 21.31%	17.63% to 22.24%
Weighted average expected volatility	19.52%	19.57%	20.19%
Risk-free interest rate	1.324% to 2.201%	0.77% to 1.97%	0.70% to 1.75%
Expected term, in years	2.5 to 6.0	2.5 to 5.5	2.5 to 5.5

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

The fair value of shares that vested during the years ended December 31, 2017 and 2016 was $8.3 million and $26.8 million, respectively. As of December 31, 2017, the Company had unrecognized compensation expense of $3.4 million related to unvested stock options that is expected to be recognized over a weighted average period of 1.9 years.

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

The Company granted market-based restricted share units in 2017, 2016 and 2015. These units generally vest after 3 years of continued employment and after the achievement of certain stock performance targets. The Company also granted restricted stock units to eligible employees in 2017, 2016 and 2015 that generally vest after 3 years of continued employment.

The following table summarizes information about employee restricted stock units:

YEARS ENDED DECEMBER 31	2017		2016		2015
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Time-based restricted stock units:
Outstanding, beginning of year	269,063	$73.91	301,897	$54.54	384,923	$45.63
Granted	130,075	90.40	143,107	83.43	93,631	70.75
Vested	(70,590)	59.29	(139,183)	42.97	(138,307)	41.22
Forfeited	(30,020)	84.88	(36,758)	69.07	(38,350)	52.75
Outstanding, end of year	298,528	$83.45	269,063	$73.91	301,897	$54.54
Performance and market-based restricted stock units:
Outstanding, beginning of year	115,057	$78.82	196,142	$47.89	218,338	$44.24
Granted	60,101	79.48	126,796	73.42	82,025	48.55
Vested	(17,642)	56.45	(144,141)	40.95	(82,748)	38.99
Forfeited	(54,930)	82.27	(63,740)	58.54	(21,473)	47.53
Outstanding, end of year	102,586	$81.21	115,057	$78.82	196,142	$47.89

In 2017, 2016 and 2015, the Company granted market-based awards totaling 56,571, 87,213, and 80,738, respectively, to certain members of senior management, which are included in the table above as performance and market-based restricted stock activity. The vesting of these stock units is based on the relative total shareholder return (“TSR”) of the Company. This metric is generally based on relative TSR for a three year period as compared to a group of Property and Casualty peer companies. The fair value of market based awards was estimated at the date of grant using a valuation model. These units have the potential to range from 0% to 150% of the shares disclosed. Included in the amount granted above in 2017 were 5,881 shares related to market-based awards that achieved a payout in excess of 100%.

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

In 2017, market-based restricted stock units of 5,881 were included as granted due to completion levels in excess of 100% for units granted in 2014. The weighted average grant date fair value of these awards was $56.45. In 2016, performance and market-based stock units of 2,268 and 30,134 were included as granted due to completion levels in excess of 100% for units granted in 2014 and 2013, respectively. The weighted average grant date fair value of these awards was $57.00 and $41.77, respectively. In 2015, performance and market-based stock units of 3,125 and 36,875 were included as granted due to completion levels in excess of 100% for units granted in 2013 and 2012, respectively. The weighted average grant date fair value of these awards was $42.44 and $36.47, respectively.

The intrinsic value of restricted stock and restricted stock units that vested during the years ended December 31, 2017, 2016 and 2015 was $2.3 million, $5.4 million and $4.4 million, respectively. The intrinsic value for performance and market-based restricted stock units that vested in 2017, 2016 and 2015 was $0.6 million, $5.8 million and $2.6 million, respectively. Forfeitures included in the table above for 2017 include market-based awards of 53,840 and performance-based awards of 1,090. Forfeitures included in the table above for 2016 and 2015 related entirely to market-based restricted stock units.

At December 31, 2017, the aggregate intrinsic value of restricted stock units was $32.5 million and the weighted average remaining contractual life was 1.3 years. The aggregate intrinsic value of performance and market-based restricted stock units was $11.2 million and the weighted average remaining contractual life was 1.5 years. As of December 31, 2017, there was $17.6 million of total unrecognized compensation cost related to unvested restricted stock units and performance and market-based restricted stock units, assuming performance and market-based restricted stock units are achieved at 100% of the performance metric. The cost is expected to be recognized over a weighted average period of 2.0 years. Compensation cost associated with restricted stock, restricted stock units and performance and market-based restricted stock units is generally calculated based upon grant date fair value, which is determined using current market prices.

12. EARNINGS PER SHARE AND SHAREHOLDERS’ EQUITY TRANSACTIONS

The following table provides weighted average share information used in the calculation of the Company’s basic and diluted earnings per share:

DECEMBER 31	2017	2016	2015
(in millions, except per share data)
Basic shares used in the calculation of earnings per share	42.5	42.8	43.9
Dilutive effect of securities:
Employee stock options	0.3	0.2	0.5
Non-vested stock grants	0.2	0.2	0.4
Diluted shares used in the calculation of earnings per share	43.0	43.2	44.8
Per share effect of dilutive securities on income from continuing operations	$(0.05)	$(0.04)	$(0.14)
Per share effect of dilutive securities on net income	$(0.05)	$(0.04)	$(0.15)

Diluted earnings per share during 2017, 2016 and 2015 excludes 0.4 million, 0.6 million and 0.6 million, respectively, of common shares issuable under the Company’s stock compensation plans, because their effect would be antidilutive.

The Company’s Board of Directors has authorized aggregate repurchases of the Company’s common stock of up to $900 million. Under the repurchase authorizations, the Company may repurchase, from time to time, common shares in amounts, at prices and at such times as the Company deems appropriate, subject to market conditions and other considerations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. The Company is not required to purchase any specific number of shares or to make purchases by any certain date under this program. As of December 31, 2017, the Company has $146.4 million available for repurchases under these repurchase authorizations. During 2017, the Company purchased 0.4 million shares of the Company’s common stock at a cost of $37.2 million.

13. DIVIDEND RESTRICTIONS

U.S. INSURANCE SUBSIDIARIES

The individual law of all states, including New Hampshire and Michigan, where Hanover Insurance and Citizens are domiciled, respectively, restrict the payment of dividends to stockholders by insurers. These laws affect the dividend paying ability of Hanover Insurance and Citizens.

Pursuant to New Hampshire’s statute, the maximum dividends and other distributions that an insurer may pay in any twelve month period, without prior approval of the New Hampshire Insurance Commissioner, is limited to the lesser of 10% of such insurer’s statutory policyholder surplus as of the preceding December 31, or statutory net income less net realized gains. Hanover Insurance declared and paid dividends to its parent, totaling $296.8 million in 2017. This includes $80.0 million of extra ordinary dividends. In 2016, a $218.8 million ordinary dividend was declared and paid by Hanover Insurance and no dividends were declared by Hanover Insurance in 2015. Hanover Insurance cannot declare a further dividend to its parent without prior approval until May 2018, at which time the maximum dividend payable without prior approval would be $207.1 million.

Pursuant to Michigan’s statute, the maximum dividends and other distributions that an insurer may pay in any twelve month period, without prior approval of the Michigan Insurance Commissioner, is limited to the greater of 10% of policyholders’ surplus as of December 31 of the immediately preceding year or the statutory net income less net realized gains, for the immediately preceding calendar year. Citizens declared dividends to its parent, Hanover Insurance, totaling $99.9 million, $70.0 million and $63.0 million in 2017, 2016 and 2015, respectively. Citizens cannot declare a further dividend to its parent without prior approval until December 2018, at which time the maximum dividend payable without approval would be $89.9 million.

The statutes in both New Hampshire and Michigan require that prior notice to the respective Insurance Commissioner of any proposed dividend be provided and such Commissioner may, in certain circumstances, prohibit the payment of the proposed dividend.

CHAUCER

Dividend payments from Chaucer to its parent are regulated by U.K. law. Dividends from Chaucer are dependent on dividends from its subsidiaries. Annual dividend payments from Chaucer are limited to retained earnings that are not restricted by capital and other requirements for business at Lloyd’s. Also, Chaucer must provide advance notice to the U.K.’s Prudential Regulation Authority (“PRA”) of certain proposed dividends or other payments from PRA regulated entities. No dividends were paid to THG by Chaucer entities in 2017. Dividend payments to THG from Chaucer entities totaled $79.5 million and $61.3 million in 2016 and 2015, respectively.

14. SEGMENT INFORMATION

The Company’s primary business operations include insurance products and services provided through four operating segments. The domestic operating segments are Commercial Lines, Personal Lines and Other, and the Company’s international operating segment is Chaucer. Commercial Lines includes commercial multiple peril, commercial automobile, workers’ compensation, and other commercial coverages, such as inland marine, specialty program business, management and professional liability, surety and specialty property. Personal Lines includes personal automobile, homeowners and other personal coverages. Chaucer includes marine, aviation and political, casualty (which includes international liability, specialist coverages, and run-off syndicate participations), energy, property, and assumed reinsurance treaty business (“treaty”). Included in the Other segment are Opus Investment Management, Inc., which markets investment management services to institutions, pension funds and other organizations; earnings on holding company assets; holding company and other expenses, including certain costs associated with retirement benefits due to the Company’s former life insurance employees and agents; and, a run-off voluntary pools business. The separate financial information is presented consistent with the way results are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

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

Summarized below is financial information with respect to the Company’s business segments.

YEARS ENDED DECEMBER 31	2017	2016	2015
(in millions)
Operating revenues:
Commercial Lines	$2,573.8	$2,485.0	$2,391.7
Personal Lines	1,662.3	1,552.4	1,511.3
Chaucer	911.7	891.4	1,104.1
Other	12.9	8.4	7.4
Total	5,160.7	4,937.2	5,014.5
Net realized investment gains	23.7	8.6	19.5
Total revenues	$5,184.4	$4,945.8	$5,034.0
Operating income (loss) before interest expense and income taxes:
Commercial Lines:
Underwriting income (loss)	$12.7	$(122.0)	$(12.7)
Net investment income	165.8	158.5	156.3
Other expense	(0.6)	(0.6)	(0.3)
Commercial Lines operating income	177.9	35.9	143.3
Personal Lines:
Underwriting income	84.1	103.8	72.0
Net investment income	70.1	69.5	72.5
Other income	5.0	5.1	4.8
Personal Lines operating income	159.2	178.4	149.3
Chaucer:
Underwriting (loss) income	(45.1)	80.3	131.5
Net investment income	52.0	45.7	45.9
Other income	0.2	0.8	6.3
Chaucer operating income	7.1	126.8	183.7
Other:
Underwriting loss	(5.4)	(10.8)	(1.9)
Net investment income	10.2	5.7	4.4
Other expense	(12.7)	(13.2)	(12.7)
Other operating loss	(7.9)	(18.3)	(10.2)
Operating income before interest expense and income taxes	336.3	322.8	466.1
Interest on debt	(48.5)	(54.9)	(60.6)
Operating income before income taxes	287.8	267.9	405.5
Non-operating income items:
Net realized investment gains	23.7	8.6	19.5
Net loss from repayment of debt	—	(88.3)	(24.1)
Net gain on disposal of U.K. motor business	—	1.1	38.4
Other non-operating items	(10.0)	3.0	0.1
Income before income taxes	$301.5	$192.3	$439.4

The following table provides identifiable assets for the Company’s business segments and discontinued operations:

DECEMBER 31	2017	2016
(in millions)	Identifiable Assets
U.S. Companies	$10,909.2	$10,225.4
Chaucer	4,472.4	3,915.5
Discontinued operations	88.0	79.5
Total	$15,469.6	$14,220.4

The Company reviews the assets of its U.S. Companies collectively and does not allocate them among the Commercial Lines, Personal Lines and Other segments.

GEOGRAPHIC CONCENTRATIONS

The following table presents the Company’s gross premiums written (“GPW”) based on the location of the risk:

YEARS ENDED DECEMBER 31	2017	2016	2015
	% of Total GPW
United States	84%	85%	81%
United Kingdom	1%	—	4%
Worldwide and other	15%	15%	15%
Total	100%	100%	100%

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

Long-lived assets located outside the U.S. were not material for the years ended December 31, 2017 or 2016. The Company does not have revenue from transactions with a single agent or broker amounting to 10 percent or more of its consolidated revenue.

15. LEASE COMMITMENTS

Rental expenses for operating leases amounted to $18.1 million, $18.5 million and $17.4 million in 2017, 2016 and 2015, respectively. These expenses relate primarily to building leases of the Company. At December 31, 2017, future minimum rental payments under non-cancelable operating leases were $53.6 million, payable as follows: 2018 - $16.9 million; 2019 - $14.1 million; 2020 - $11.6 million; 2021 - $6.8 million and 2022 and thereafter - $4.2 million. It is expected that in the normal course of business, leases that expire may be renewed or replaced by leases on similar property and equipment.

16. REINSURANCE

In the normal course of business, the Company seeks to reduce the losses that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. Reinsurance transactions are accounted for in accordance with the provisions of ASC 944.

Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company; consequently, allowances are established for amounts deemed uncollectible. The Company determines the appropriate amount of reinsurance based on evaluations of the risks accepted and analyses prepared by consultants and on market conditions (including the availability and pricing of reinsurance). The Company also believes that the terms of its reinsurance contracts are consistent with industry practice in that they contain standard terms with respect to lines of business covered, limit and retention, arbitration and occurrence. The Company believes that its reinsurers are financially sound, based upon an ongoing review of financial strength ratings assigned to them by rating agencies, their reputations in the reinsurance marketplace, our collections history, advice from third parties and the analysis and guidance of THG’s reinsurance advisors.

As a condition to conduct certain business in various states, the Company is required to participate in residual market mechanisms, facilities and pooling arrangements such as the Michigan Catastrophic Claims Association (“MCCA”). The Company is subject to concentration of risk with respect to reinsurance ceded to the MCCA. Funding for MCCA comes from assessments against automobile insurers based upon their share of insured automobiles in the state. Insurers are allowed to pass along this cost to Michigan automobile policyholders. The Company ceded to the MCCA premiums earned and losses and LAE incurred of $62.8 million and $81.4 million in 2017, $58.6 million and $75.0 million in 2016 and $67.7 million and $78.8 million in 2015. The MCCA represented 30.4% of the total reinsurance receivable balance at December 31, 2017. Reinsurance recoverables related to MCCA were $930.6 million and $911.2 million at December 31, 2017 and 2016, respectively. Because the MCCA is supported by assessments permitted by statute, and there have been no significant uncollectible balances from MCCA identified during the three years ending December 31, 2017, the Company believes that it has no significant exposure to uncollectible reinsurance balances from this entity. The Lloyd’s Syndicates total reinsurance receivable balance was $526.3 million as of December 31, 2017, as compared to $506.8 million as of December 31, 2016. The Lloyd’s receivable represented 17.2% of the total reinsurance receivable balance at December 31, 2017.

The following table provides the effects of reinsurance.

YEARS ENDED DECEMBER 31	2017	2016	2015
(in millions)
Premiums written:
Direct	$5,137.6	$4,826.0	$4,811.3
Assumed (1)	670.5	571.4	633.2
Ceded (2) (3)	(849.9)	(698.6)	(827.7)
Net premiums written	$4,958.2	$4,698.8	$4,616.8
Premiums earned:
Direct	$4,968.6	$4,746.6	$4,814.4
Assumed (1)	651.9	601.7	655.6
Ceded (2) (3)	(787.1)	(720.2)	(765.2)
Net premiums earned	$4,833.4	$4,628.1	$4,704.8
Percentage of assumed to net premiums earned	13.5%	13.0%	13.9%
Losses and LAE:
Direct	$3,299.8	$3,188.2	$3,008.5
Assumed (1)	591.2	289.4	312.4
Ceded (2) (4)	(762.3)	(512.9)	(436.8)
Net losses and LAE	$3,128.7	$2,964.7	$2,884.1

(1)	Assumed reinsurance activity primarily relates to the Chaucer segment.
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

(3)

The decrease in ceded reinsurance premiums from 2015 to 2016 is primarily due to the above mentioned non-recurring U.K. motor activity in 2015, partially offset by a planned increase in Chaucer’s ceded reinsurance premiums as the Company continues to manage its overall underwriting risk. The increase in ceded reinsurance premiums from 2016 to 2017 is primarily due to Chaucer’s continued planned increase in reinsurance purchases.

(4)

The increase in ceded losses and LAE from 2015 to 2016 is primarily due to an increase in Chaucer’s reinsurance purchases in 2016 and due to a higher level of ceded large loss activity in certain Chaucer and domestic lines in 2016. These increases in ceded losses and LAE were partially offset by the above mentioned non-recurring U.K. motor activity in 2015. The increase in ceded losses and LAE from 2016 to 2017 is primarily due to higher catastrophe loss activity in certain Chaucer lines and higher non-catastrophe large loss activity in certain domestic lines.

For Chaucer’s 2016 and 2015 U.S. casualty treaty lines, we entered into a whole account aggregate excess of loss contract. The contract covers the U.S. casualty treaty lines exposures, except specialty risks and workers’ compensation clash. This contract does not meet the risk transfer requirements of GAAP and is accounted for using the deposit accounting method. The impact of reinsurance contracts subject to deposit accounting are recognized through net investment income rather than losses. The deposit asset for this contract was approximately $76 million and $63 million as of December 31, 2017 and December 31 2016, respectively. Net investment income for this contract of approximately $8 million and $3 million was recognized for the years ended December 31, 2017 and December 31, 2016, respectively.

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

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses.

YEARS ENDED DECEMBER 31	2017	2016	2015
(in millions)
Gross loss and LAE reserves, beginning of year	$6,949.4	$6,574.4	$6,391.7
Reinsurance recoverable on unpaid losses	2,274.8	2,280.8	1,983.0
Net loss and LAE reserves, beginning of year	4,674.6	4,293.6	4,408.7
Net incurred losses and LAE in respect of losses occurring in:
Current year	3,187.1	2,859.3	3,000.2
Prior years	(58.4)	105.4	(116.1)
Total incurred losses and LAE	3,128.7	2,964.7	2,884.1
Net payments of losses and LAE in respect of losses occurring in:
Current year	1,293.2	1,142.7	1,245.6
Prior years	1,414.9	1,367.2	1,418.4
Total payments	2,708.1	2,509.9	2,664.0
Transfer of U.K. motor business	—	—	(300.6)
Effect of foreign exchange rate changes	41.4	(73.8)	(34.6)
Net reserve for losses and LAE, end of year	5,136.6	4,674.6	4,293.6
Reinsurance recoverable on unpaid losses	2,608.4	2,274.8	2,280.8
Gross reserve for losses and LAE, end of year	$7,745.0	$6,949.4	$6,574.4

The following table provides a summary of (favorable)/unfavorable loss and LAE reserve development.

YEARS ENDED DECEMBER 31	2017	2016	2015
(in millions)
Commercial multiple peril	$2.9	$68.8	$11.6
Workers’ compensation	(9.1)	(46.7)	(46.9)
Commercial automobile	2.3	27.5	23.3
Other commercial lines:
AIX program business	(1.9)	75.1	74.7
General liability	(1.9)	56.0	14.3
Surety	0.1	35.3	1.5
Umbrella	0.9	(8.9)	(17.8)
Other lines	(4.1)	12.2	(13.5)
Total other commercial lines	(6.9)	169.7	59.2
Total Commercial Lines Segment	(10.8)	219.3	47.2
Personal automobile	3.4	4.8	(7.2)
Homeowners and other personal lines	6.0	5.8	(3.4)
Total Personal Lines Segment	9.4	10.6	(10.6)
Total Chaucer Segment	(58.2)	(132.8)	(153.0)
Total Other Segment	1.2	8.3	0.3
Total loss and LAE reserve development, including catastrophes	$(58.4)	$105.4	$(116.1)

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

As a result of continuing trends in the Company’s business, reserves including catastrophes have been re-estimated for all prior accident years and were decreased by $58.4 million in 2017, increased $105.4 million in 2016 and decreased $116.1 million in 2015.

2017

In 2017, net favorable loss and LAE development was $58.4 million, primarily as a result of favorable development of $58.2 million for Chaucer. Chaucer’s favorable development during 2017 was primarily the result of lower than expected losses in the energy line of $31.7 million in accident years 2011 through 2016 and in the political line of $17.2 million in accident years 2013 through 2016.  Within the treaty line, lower than expected losses of $22.9 million in the property lines primarily due to catastrophes in accident years 2015 and 2016 were partially offset by higher than expected losses of $17.8 million in the specialist liability lines primarily due to the U.S casualty business in accident years 2015 and 2016.

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

As a result of the 2016 fourth quarter reserve review of domestic lines of business, carried domestic reserves for prior accident years, excluding catastrophes, were increased by $174.1 million in the fourth quarter of 2016, of which $161.5 million related to Commercial Lines. The majority of this adjustment was attributed to long-tailed commercial liability coverages, including AIX program business and was largely driven by worsening trends in the number and nature of high severity losses and higher than anticipated legal defense costs. The Company reacted to this adverse emergence by updating its assumptions about loss severity, loss development patterns, expected loss ratios and loss adjustment expenses for the most recent accident years, placing greater weight on the adverse severity trends experienced in the most recent calendar years. The adverse prior year development for the Other segment was due to run-off voluntary assumed reinsurance pools business. The reserve increase was primarily based on an updated third-party actuarial study received in the fourth quarter for a pool that primarily consists of asbestos and environmental exposures.

Chaucer’s favorable development during 2016 was primarily the result of lower than expected losses in the treaty line of $39.2 million, primarily in the 2013 through 2015 accidents years, in the energy line of $31.9 million, primarily in the 2013 through 2015 accident years, in the casualty line of $24.0 million, primarily in the 2014 and prior accident years and in the political line of $21.2 million, primarily in the 2008, 2009, 2014 and 2015 accident years. Partially offsetting Chaucer’s favorable development was the unfavorable impact of foreign exchange rate movements on prior years’ loss reserves.

2015

In 2015, net favorable loss and LAE development was $116.1 million, primarily as a result of favorable development of $153.0 million for Chaucer, partially offset by net unfavorable development of $47.2 million for Commercial Lines.

Chaucer’s favorable development was primarily the result of lower than expected losses in the treaty line of $47.1 million, primarily in accident years 2012 through 2014, in the energy line of $42.1 million, primarily in the 2012 through 2014 accident years, in the casualty line of $21.9 million, primarily in the 2008, 2011 and 2013 accident years and in the aviation and political lines of $21.1 million, primarily in the 2010, 2012 and 2013 accident years. Chaucer’s favorable development was also partially attributable to the favorable impact of foreign exchange rate movements on prior years’ loss reserves.

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

Carried Reserves

The table below summarizes the gross, ceded and net reserve for losses and LAE and reconciles to the incurred claims development in the following section. Accordingly, the commercial multiple peril, workers’ compensation, commercial automobile liability lines and general liability and umbrella - occurrence presentation includes AIX program business. Chaucer is presented in two components, its ongoing core lines and it’s reinsured and run-off lines.

YEAR ENDED DECEMBER 31,	2017			2016
(in millions)	Gross	Ceded	Net	Gross	Ceded	Net
Commercial multiple peril	$1,104.9	$(108.9)	$996.0	$978.0	$(82.1)	$895.9
Workers’ compensation	757.8	(180.8)	577.0	715.5	(171.4)	544.1
Commercial automobile liability	428.1	(27.6)	400.5	431.7	(27.2)	404.5
General liability and umbrella - occurrence	508.5	(126.2)	382.3	466.3	(108.1)	358.2
General liability - claims made	231.6	(17.9)	213.7	211.1	(14.2)	196.9
Other lines	408.3	(108.8)	299.5	303.4	(73.3)	230.1
Total Commercial Lines and other	3,439.2	(570.2)	2,869.0	3,106.0	(476.3)	2,629.7
Personal automobile liability	1,453.8	(878.8)	575.0	1,416.8	(865.6)	551.2
Homeowners	133.5	(4.4)	129.1	111.1	(5.8)	105.3
Other personal lines	32.0	(1.6)	30.4	26.1	(1.5)	24.6
Total Personal Lines	1,619.3	(884.8)	734.5	1,554.0	(872.9)	681.1
Chaucer core lines	2,307.1	(849.6)	1,457.5	1,832.4	(552.5)	1,279.9
Chaucer reinsured and run-off lines	379.4	(303.8)	75.6	457.0	(373.1)	83.9
Total Chaucer	2,686.5	(1,153.4)	1,533.1	2,289.4	(925.6)	1,363.8
Total loss and LAE reserves	$7,745.0	$(2,608.4)	$5,136.6	$6,949.4	$(2,274.8)	$4,674.6

General liability and umbrella - occurrence is primarily comprised of our commercial monoline general liability and umbrella coverages. General liability - claims made is primarily comprised of our commercial professional and management liability lines. Within total Commercial Lines and other, other lines is primarily comprised of marine, voluntary pools, surety, fidelity and healthcare lines. Chaucer core lines includes treaty, marine, aviation and political, energy, property and casualty lines, primarily consisting of international liability and specialist liability coverages. Chaucer’s reinsured and run-off lines include financial and professional liability lines written in 2008 and prior and U.K. motor business, which was transferred through a 100 percent reinsurance contract as of June 30, 2015. Included in the above table, primarily in other lines, are $59.4 million and $61.0 million of gross asbestos and environmental reserves as of December 31, 2017 and 2016, respectively.

Incurred claims development tables

For the following net reserve components, commercial multiple peril, workers’ compensation, commercial automobile liability,  general liability and umbrella - occurrence, general liability - claims made, personal automobile liability, homeowners and Chaucer core lines, the Company is presenting incurred claims development tables by accident year. The commercial multiple peril, workers’ compensation, commercial automobile liability and general liability and umbrella - occurrence lines presentation includes AIX program business. In each of these tables, the Company is presenting the number of years for which claims are typically outstanding, which is consistent with the period at which substantially all of the reserve development has emerged based on past history. The tables presented below include cumulative incurred loss and allocated loss adjustment expenses (“ALAE”), cumulative paid loss and ALAE and IBNR balances at December 31, 2017. IBNR includes both incurred but not reported liabilities and expected development on reported claims. In addition, cumulative incurred claim counts are presented as of December 31, 2017 and claim duration is presented in a separate table disclosing the average annual percentage payout of incurred claims by age, net of reinsurance. Claim duration is calculated as an average of paid loss and ALAE divided by incurred loss and ALAE by elapsed year.  The incurred claims development tables presented are reconciled to the net carried reserves in the preceding table as of December 31, 2017.

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

Commercial multiple peril
(in millions)								As of
Incurred Losses and ALAE, Net of Reinsurance								December 31, 2017
YEARS ENDED DECEMBER 31,
									Cumulative
									Incurred
Accident	2011	2012	2013	2014	2015				Claim
Year	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	2016	2017	IBNR	Count
2011	$455.4	$453.3	$469.1	$478.8	$494.7	$505.4	$501.1	$10.3	19,134
2012		480.0	462.8	456.2	459.7	475.6	474.9	9.8	17,002
2013			380.0	362.5	367.9	391.8	392.1	15.7	14,866
2014				443.9	439.6	464.8	459.4	36.0	16,028
2015					446.0	456.3	463.7	52.4	15,862
2016						447.1	449.6	107.4	15,934
2017							538.7	215.0	16,022
Total							$3,279.5

Cumulative Paid Losses and ALAE, Net of Reinsurance
YEARS ENDED DECEMBER 31,
Accident	2011	2012	2013	2014	2015
Year	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	2016	2017
2011	$217.8	$328.5	$381.5	$418.6	$454.0	$471.5	$479.0
2012		175.8	307.5	350.8	389.3	424.2	442.8
2013			137.6	221.5	262.3	306.4	334.6
2014				171.7	267.8	316.0	363.4
2015					161.9	260.1	315.6
2016						140.3	237.9
2017							170.9
Total							$2,344.2
Total reserves for 2011 – 2017 accident years (incurred - paid)							935.3
Total reserves for 2010 and prior accident years							40.7
Unallocated loss adjustment expense							20.0
Net reserves at December 31, 2017							$996.0

Workers' compensation
(in millions)											As of
Incurred Losses and ALAE, Net of Reinsurance											December 31, 2017
YEARS ENDED DECEMBER 31,												Cumulative
												Incurred
Accident	2008	2009	2010	2011	2012	2013	2014	2015				Claim
Year	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	2016	2017	IBNR	Count
2008(1)	$88.9	$93.9	$88.0	$81.5	$81.5	$80.6	$79.8	$80.5	$80.4	$80.5	$1.6	8,935
2009		93.8	87.6	82.5	80.3	79.4	79.2	77.5	77.5	77.9	2.0	8,023
2010			115.5	116.9	115.8	115.9	116.3	114.9	114.7	115.9	3.3	10,173
2011				141.4	144.2	144.3	145.5	143.8	146.7	148.3	7.8	12,455
2012					176.3	171.1	165.2	157.2	162.9	163.7	10.2	13,019
2013						179.3	167.4	160.1	154.4	155.3	13.7	11,642
2014							182.1	172.9	154.7	152.1	18.1	10,836
2015								189.6	164.2	157.5	28.7	11,354
2016									189.6	180.5	46.4	15,600
2017										186.1	80.7	14,854
Total										$1,417.8

Cumulative Paid Losses and ALAE, Net of Reinsurance
YEARS ENDED DECEMBER 31,
Accident	2008	2009	2010	2011	2012	2013	2014	2015
Year	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	2016	2017
2008(1)	$17.9	$40.2	$52.9	$60.8	$64.8	$67.1	$69.8	$71.0	$72.4	$73.3
2009		19.2	41.2	54.6	61.6	65.4	68.6	69.8	70.8	72.4
2010			22.1	57.2	76.9	89.5	96.5	101.0	104.2	106.3
2011				30.0	71.3	97.3	114.0	122.9	128.0	130.9
2012					30.4	74.8	102.6	120.1	130.7	136.0
2013						30.9	74.6	101.2	114.0	122.8
2014							30.6	70.5	92.3	105.6
2015								28.0	65.7	87.2
2016									33.9	78.1
2017										32.8
Total										$945.4
Total reserves for 2008 – 2017 accident years (incurred - paid)										472.4
Total reserves for 2007 and prior accident years										89.2
Unallocated loss adjustment expense and other										15.4
Net reserves at December 31, 2017										$577.0

(1)

The incurred and cumulative paid losses and ALAE, IBNR and incurred claim counts retroactively include AIX business for all periods presented, including those periods that pre-date the acquisition of AIX on November 30, 2008.

Commercial automobile liability
(in millions)							As of
Incurred Losses and ALAE, Net of Reinsurance							December 31, 2017
YEARS ENDED DECEMBER 31,								Cumulative
								Incurred
Accident	2012	2013	2014	2015				Claim
Year	Unaudited	Unaudited	Unaudited	Unaudited	2016	2017	IBNR	Count
2012	$166.8	$167.5	$173.7	$189.9	$198.0	$199.6	$2.5	14,779
2013		177.7	179.4	205.3	227.5	225.6	6.1	15,281
2014			168.5	163.3	177.3	181.7	13.1	13,496
2015				163.4	168.3	166.9	27.1	12,833
2016					157.0	157.7	45.8	11,476
2017						159.5	90.6	10,669
Total						$1,091.0

Cumulative Paid Losses and ALAE, Net of Reinsurance
YEARS ENDED DECEMBER 31,

Accident	2012	2013	2014	2015
Year	Unaudited	Unaudited	Unaudited	Unaudited	2016	2017
2012	$33.3	$77.0	$117.0	$156.9	$176.3	$185.9
2013		35.9	89.6	137.6	176.3	200.6
2014			33.1	70.8	102.7	137.1
2015				32.2	63.8	96.4
2016					27.8	60.7
2017						26.9
Total						$707.6
Total reserves for 2012 – 2017 accident years (incurred - paid)						383.4
Total reserves for 2011 and prior accident years						12.3
Unallocated loss adjustment expense						4.8
Net reserves at December 31, 2017						$400.5

General liability and umbrella - occurrence
(in millions)									As of
Incurred Losses and ALAE, Net of Reinsurance									December 31, 2017
YEARS ENDED DECEMBER 31,										Cumulative
										Incurred
Accident	2010	2011	2012	2013	2014	2015				Claim
Year	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	2016	2017	IBNR	Count
2010	$40.3	$34.9	$35.1	$32.7	$34.3	$34.5	$36.8	$39.3	$1.3	1,116
2011		47.6	43.8	38.2	42.2	51.0	55.6	55.4	3.3	1,393
2012			77.2	59.3	62.2	64.3	71.1	74.2	5.9	1,790
2013				84.1	67.4	71.5	88.6	84.4	13.5	2,048
2014					100.9	82.3	98.6	101.4	19.8	2,149
2015						104.2	99.3	99.6	35.1	2,310
2016							95.6	100.7	51.2	2,013
2017								97.7	66.8	1,923
Total								$652.7

Cumulative Paid Losses and ALAE, Net of Reinsurance
YEARS ENDED DECEMBER 31,
Accident	2010	2011	2012	2013	2014	2015
Year	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	2016	2017
2010	$2.7	$5.6	$15.2	$20.8	$27.7	$29.6	$32.9	$34.7
2011		1.6	6.7	19.4	31.1	39.8	45.8	47.8
2012			2.2	12.6	29.8	43.8	52.1	60.6
2013				2.4	11.0	26.8	43.1	56.1
2014					3.1	14.5	31.4	52.8
2015						3.3	15.2	30.8
2016							3.1	15.0
2017								4.4
Total								$302.2
Total reserves for 2010 – 2017 accident years (incurred - paid)								350.5
Total reserves for 2009 and prior accident years								21.7
Unallocated loss adjustment expense and other								10.1
Net reserves at December 31, 2017								$382.3

General liability - claims made
(in millions)							As of
Incurred Losses and ALAE, Net of Reinsurance							December 31, 2017
YEARS ENDED DECEMBER 31,								Cumulative
								Incurred
Accident	2012	2013	2014	2015				Claim
Year	Unaudited	Unaudited	Unaudited	Unaudited	2016	2017	IBNR	Count
2012	$43.2	$46.9	$57.9	$66.2	$67.7	$68.1	$0.9	371
2013		54.9	55.4	60.6	71.4	69.2	2.7	650
2014			61.7	69.9	83.9	86.2	7.9	931
2015				93.2	98.8	98.4	17.1	1,100
2016					103.6	101.7	31.8	1,234
2017						103.3	53.6	2,252
Total						$526.9

Cumulative Paid Losses and ALAE, Net of Reinsurance
YEARS ENDED DECEMBER 31,
Accident	2012	2013	2014	2015
Year	Unaudited	Unaudited	Unaudited	Unaudited	2016	2017
2012	$8.6	$29.1	$46.3	$57.3	$61.8	$64.4
2013		9.3	36.2	53.7	61.1	64.5
2014			11.0	38.8	59.1	71.5
2015				10.0	43.6	64.2
2016					11.1	42.9
2017						12.3
Total						$319.8
Total reserves for 2012 – 2017 accident years (incurred - paid)						207.1
Total reserves for 2011 and prior accident years						4.2
Unallocated loss adjustment expense						2.4
Net reserves at December 31, 2017						$213.7

Personal automobile liability
(in millions)						As of
Incurred Losses and ALAE, Net of Reinsurance						December 31, 2017
YEARS ENDED DECEMBER 31,							Cumulative
							Incurred
Accident	2013	2014	2015				Claim
Year	Unaudited	Unaudited	Unaudited	2016	2017	IBNR	Count
2013	$348.2	$339.6	$338.3	$343.0	$342.8	$4.6	49,320
2014		323.1	304.1	308.8	310.2	6.8	43,355
2015			327.4	334.1	328.6	15.1	42,223
2016				337.9	344.5	35.3	41,912
2017					363.6	134.7	39,148
Total					$1,689.7

Cumulative Paid Losses and ALAE, Net of Reinsurance
YEARS ENDED DECEMBER 31,
Accident	2013	2014	2015
Year	Unaudited	Unaudited	Unaudited	2016	2017
2013	$115.3	$210.5	$273.3	$310.1	$326.3
2014		107.2	188.6	241.1	279.4
2015			112.9	205.4	261.5
2016				112.8	213.1
2017					115.0
Total					$1,195.3
Total reserves for 2013 – 2017 accident years (incurred - paid)					494.4
Total reserves for 2012 and prior accident years					67.7
Unallocated loss adjustment expense					12.9
Net reserves at December 31, 2017					$575.0

Homeowners
(in millions)				As of
Incurred Losses and ALAE, Net of Reinsurance				December 31, 2017
YEARS ENDED DECEMBER 31,					Cumulative
					Incurred
Accident	2015				Claim
Year	Unaudited	2016	2017	IBNR	Count
2015	$267.1	$272.0	$272.0	$1.9	30,431
2016		222.1	226.5	4.4	25,375
2017			291.4	39.1	31,025
Total			$789.9

Cumulative Paid Losses and ALAE, Net of Reinsurance
YEARS ENDED DECEMBER 31,
Accident	2015
Year	Unaudited	2016	2017
2015	$199.9	$253.8	$260.6
2016		154.3	207.9
2017			204.5
Total			$673.0
Total reserves for 2015 – 2017 accident years (incurred - paid)			116.9
Total reserves for 2014 and prior accident years			8.9
Unallocated loss adjustment expense			3.3
Net reserves at December 31, 2017			$129.1

Chaucer core lines
(in millions)								As of
Incurred Losses and ALAE, Net of Reinsurance (1)								December 31, 2017
YEARS ENDED DECEMBER 31,									Cumulative
									Incurred
Accident	2011	2012	2013	2014	2015				Claim
Year	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	2016	2017	IBNR	Count
2011(2)	$662.1	$617.3	$625.7	$605.4	$605.5	$594.7	$592.7	$23.3	6,979
2012		431.3	344.7	350.6	332.7	325.7	316.7	17.7	5,724
2013			429.6	391.9	379.4	369.7	366.7	38.3	5,739
2014				469.0	401.0	406.5	393.1	56.5	7,177
2015					499.4	419.8	454.6	110.0	7,942
2016						517.1	473.9	149.8	7,502
2017							588.8	365.4	5,030
Total							$3,186.5

Cumulative Paid Losses and ALAE, Net of Reinsurance (1)
YEARS ENDED DECEMBER 31,
Accident	2011	2012	2013	2014	2015
Year	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	2016	2017
2011(2)	$138.8	$306.6	$404.5	$453.8	$505.6	$530.4	$547.9
2012		56.9	148.0	204.0	233.3	251.9	262.7
2013			59.3	162.0	233.9	263.9	283.9
2014				52.8	165.7	232.6	266.5
2015					53.1	149.9	242.5
2016						80.4	218.5
2017							86.9
Total							$1,908.9
Total reserves for 2011 – 2017 accident years (incurred - paid)							1,277.6
Total reserves for 2010 and prior accident years							118.6
Reserves for nuclear energy classes							36.0
Unallocated loss adjustment expense and other							25.3
Net reserves at December 31, 2017							$1,457.5

(1)

Chaucer incurred losses and ALAE and paid losses and ALAE that are denominated in foreign currencies are converted to U.S. dollars as of December 31, 2017, the most recent balance sheet date, for all years presented.

(2)

The incurred and cumulative paid losses and ALAE, IBNR and reported claim counts retroactively includes the 6 month period that pre-dates the acquisition of Chaucer on July 1, 2011. Additionally, during 2011 Chaucer experienced an elevated level of high severity catastrophe events. For example, three such events, the February 2011 New Zealand earthquake, March 2011 Japanese tsunami and October 2011 Thailand floods totaled approximately $135 million of incurred losses, and each event was in excess of $30 million. Chaucer experienced no catastrophe events in excess of $30 million from 2012 through 2016. During 2017, hurricanes Harvey and Irma totaled approximately $85 million of incurred losses, and each event was in excess of $40 million.

The following table is information about average historical claims duration as of December 31, 2017. The table is computed based on the paid and incurred claims data, net of reinsurance, for the accident years presented in the preceding claims development tables.

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance:
Unaudited
	1	2	3	4	5	6	7	8	9	10
Commercial multiple peril	35.8%	22.5%	10.5%	9.3%	7.2%	3.7%	1.5%
Workers' compensation	19.9%	27.1%	16.2%	9.8%	5.7%	3.5%	2.4%	1.5%	1.9%	1.2%
Commercial automobile liability	17.4%	21.3%	19.6%	18.7%	10.2%	4.8%
General liability and umbrella - occurrence	3.7%	10.8%	20.3%	18.9%	15.0%	9.0%	5.9%	4.5%
General liability - claims made	12.0%	33.4%	23.7%	13.7%	5.8%	3.9%
Personal automobile liability	33.4%	27.8%	17.4%	11.5%	4.8%
Homeowners	70.6%	21.8%	2.5%
Chaucer core lines	16.3%	27.4%	18.2%	8.6%	6.7%	3.8%	2.9%

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

On November 2, 2017, plaintiffs filed a motion conceding that the statutory "whipsaw" claims, but not the breach of fiduciary duty or failure to meet ERISA notice requirement claims, of participants who received lump sum distributions prior to March 13, 2002 are time-barred. Consequently, on February 16, 2018, the Court entered an order limiting the claims of those participants to alleged violations of ERISA's disclosure requirements and breaches of fiduciary duty.

At this time, the Company is unable to provide a reasonable estimate of the potential range of ultimate liability if the outcome of the suit is unfavorable. The extent of potential liability, if any, will depend on the Court's ruling on the pending motion seeking to apply the statute of limitations to the claims of the sub-class of persons who received lump sum distributions between March 1, 1997 and March 12, 2002. In addition, assuming for these purposes that the plaintiffs prevail with respect to claims that benefits accrued or payable under the Plan were understated, or that the Company had a fiduciary duty to notify participants of possible claims under plaintiffs’ whipsaw theory, then there are numerous possible theories and other variables upon which any revised calculation of benefits as requested under plaintiffs’ claims could be based. Any adverse judgment in this case against the Plan would be expected to create a liability for the Plan, with resulting effects on the Plan’s assets available to pay benefits. The Company’s future required funding of the Plan could also be impacted by such a liability.

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

19. STATUTORY FINANCIAL INFORMATION

The Company’s U.S. insurance subsidiaries are required to file annual statements with state regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis), as codified by the National Association of Insurance Commissioners. Permitted statutory accounting practices encompass all accounting practices that are not prescribed; such practices differ from state to state, may differ from company to company within a state, and may change in the future. The Company’s U.S. insurance subsidiaries did not have any permitted practices as of or for the years ended December 31, 2017, 2016 and 2015.

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

The following table provides statutory net income for the year ended December 31 and statutory capital and surplus as of December 31 for the periods indicated:

(in millions)	2017	2016	2015
Statutory Net Income
U.S. Insurance Subsidiaries	$254.5	$158.0	$175.9
Statutory Capital and Surplus
U.S. Insurance Subsidiaries	$2,077.1	$2,173.4	$2,192.8

The minimum statutory capital and surplus necessary to satisfy the Company’s regulatory requirements was $500.7 million, $460.1 million and $409.9 million, which equals the Authorized Control Level at December 31, 2017, 2016 and 2015, respectively. Beginning in 2017, the NAIC modified the RBC formula to require the inclusion of catastrophe risk. Accordingly, the Authorized Control Levels for 2016 and 2015 have been restated to reflect this change.

20. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The quarterly results of operations for 2017 and 2016 are summarized below.

THREE MONTHS ENDED
(in millions, except per share data)
2017	March 31	June 30	Sept. 30	Dec. 31
Total revenues	$1,260.9	$1,266.1	$1,325.2	$1,332.2
Income from continuing operations	$45.2	$78.4	$12.3	$67.1
Net income	$45.2	$78.4	$11.1	$51.5
Income from continuing operations per share:
Basic	$1.06	$1.85	$0.29	$1.58
Diluted	$1.05	$1.83	$0.28	$1.56
Net income per share:
Basic	$1.06	$1.85	$0.26	$1.21
Diluted	$1.05	$1.83	$0.26	$1.20
Dividends declared per share	$0.50	$0.50	$0.50	$0.54

THREE MONTHS ENDED
(in millions, except per share data)
2016	March 31	June 30	Sept. 30	Dec. 31
Total revenues	$1,227.6	$1,222.0	$1,241.2	$1,255.0
Income (loss) from continuing operations	$78.1	$1.9	$88.3	$(12.2)
Net income (loss)	$78.2	$2.0	$88.4	$(13.5)
Income (loss) from continuing operations per share:
Basic	$1.82	$0.04	$2.07	$(0.29)
Diluted(1)	$1.79	$0.04	$2.06	$(0.29)
Net income (loss) per share:
Basic	$1.82	$0.05	$2.07	$(0.32)
Diluted(1)	$1.80	$0.05	$2.06	$(0.32)
Dividends declared per share	$0.46	$0.46	$0.46	$0.50

(1)	Per diluted share amounts in the fourth quarter exclude commons stock equivalents since the impact of these instruments was antidilutive.

In the second quarter of 2016, the Company issued $375 million aggregate principal amount of 4.5% senior unsecured debentures. The net proceeds were used, together with cash on hand, to redeem outstanding senior notes, resulting in a pre-tax loss of $86.1 million. The after-tax effect of this loss was to decrease diluted earnings per share from income from continuing operations in the quarter by $1.29. See also Note 6 – “Debt and Credit Arrangements” for further information.

In the fourth quarter of 2016, the Company recorded an adjustment to increase carried reserves for prior accident years by $174.1 million. The after-tax effect of this charge was to decrease diluted earnings per share from income from continuing operations in the quarter by $2.66. See also Note 17 – “Liabilities for Outstanding Claims, Losses and Loss Adjustment Expenses” for further information.

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

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the updated Internal Control – Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the updated framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

ITEM 9B-OTHER INFORMATION

Change in Board of Directors

Election of Kevin Bradicich

On February 26, 2018, Kevin Bradicich, 60, was elected to the Board of Directors of THG.  Mr. Bradicich served as Senior Partner at McKinsey & Company, Inc. until his retirement in 2017. Mr. Bradicich began his career at McKinsey in 1983 and also held the titles of Manager, Principal and Director while with the firm. He spent the last 25 years at McKinsey focused on serving insurance company clients. While at McKinsey, Mr. Bradicich was a core member of the firm’s Global Insurance Practice’s leadership group. During his career, he also led the firm’s North American Property and Casualty Insurance Practice and helped lead the Practice’s and the firm’s people processes.

To balance our classes of directors, Mr. Bradicich will serve in the class of directors whose term expires at the Company’s 2020 annual meeting of shareholders.

Mr. Bradicich will receive the same compensation for his service on the Company’s Board of Directors as the Company’s other non-employee directors, as described in Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q that was filed with the Securities and Exchange Commission on August 3, 2017, but pro-rated to reflect that he was appointed mid-term.

Retirement of Richard H. Booth

Separately, on February 26, 2018, the Company announced that Richard H. Booth will retire from the Board, effective following the Company’s 2018 Annual Shareholders Meeting, to devote more time to other professional endeavors.

Compensatory Arrangements of Certain Officers

On February 27, 2018, the Board of Directors took the following actions with respect to the compensation of certain of the Company’s executive officers:

•

The existing severance agreements with respect to our Chief Executive Officer and each of our other domestic executive officers (except Jeffrey Farber, who already has a similar arrangement contained in his offer letter (see Exhibit 10.33 hereto)), all of which were scheduled to expire in 2018, were modified to extend the term of each such agreement indefinitely.  The other material terms and conditions of the arrangements, as summarized below, remain in all material respects unchanged.

-

In the event the executive (i) is involuntarily terminated, other than in connection with his or her death, disability, a “change in control,” or for “cause,” or (ii) voluntarily terminates his or her employment for “good reason” (defined generally to mean a decrease in the executive’s compensation, material and adverse change to the executive’s role and responsibility, or, in certain cases, a requirement that the executive relocate), the executive will be entitled to a lump sum cash severance payment designed to approximate one year’s cash compensation (base salary and target bonus).

-

As a condition to receiving such severance, the executive will be required to enter into a separation agreement upon terms and conditions acceptable to the Company to include a full release and non-disparagement provision.

-

The foregoing description of the terms of the severance arrangements does not purport to be complete and is qualified in its entirety by the form of severance letter attached hereto as Exhibit 10.40 and incorporated herein by reference.

•

Subject to the executive entering into an agreement with the Company waiving the executive’s right under our Amended and Restated Employment Continuity Plan (the “CIC Plan”) to an IRC §280G “gross-up” payment, the “Multiplier” (as that term is defined in the CIC Plan) for the following executives will be increased from 1X, to the “Multiplier” indicated below:

Executive	New Multiplier
John C. Roche	2X
Richard W. Lavey	1.5X
Bryan J. Salvatore	1.5X

PART III

ITEM 10–DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS OF THE REGISTRANT

Except for the portion about executive officers and our Code of Conduct which is set forth below, this information is incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2018 to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is biographical information concerning our executive officers.

Mark L. Berthiaume, 61

Executive Vice President, Chief Technology Innovation Officer

Mr. Berthiaume became Executive Vice President, Chief Technology Innovation Officer in 2017, having joined THG in 2014 as Senior Vice President, Chief Administration Officer. Prior to joining the Company, from 2001 to 2014, Mr. Berthiaume held a number of senior roles with The Chubb Corporation, last serving as Senior Vice President, International Chief Information Officer. Previously, Mr. Berthiaume was Vice President, Specialty Insurance Chief Information Officer of Orion Capital/Royal and Sunalliance Insurance Group, from 1995 to 2001, and prior to that he held a number of systems development and support positions with several insurance companies, including THG.

Jeffrey M. Farber, 53

Executive Vice President, Chief Financial Officer

Mr. Farber joined THG in October 2016, initially as Executive Vice President – Senior Finance Officer before assuming the role of Chief Financial Officer in November 2016. Mr. Farber joined the Company after spending the previous five years with American International Group (AIG).  He joined AIG as Senior Vice President and Deputy Chief Financial Officer and then was appointed Chief Risk Officer, Commercial and Consumer Business. Prior to AIG, Mr. Farber served as Executive Vice President and Chief Financial Officer of GAMCO Investors, Inc., a public company asset manager. Previously, he held senior accounting and finance roles at The Bear Stearns Companies, Inc., most recently as Senior Managing Director, Controller and Senior Vice President, responsible for finance, tax and global procurement.  He began his career at Deloitte & Touche LLP, rising to partner in the firm.

John Fowle, 48

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

J. Kendall Huber, 63

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

Richard W. Lavey, 50

Executive Vice President

President, Hanover Agency Markets

Mr. Lavey has served as Executive Vice President, and President Hanover Agency Markets since November 2017. Mr. Lavey previously served as Executive Vice President, Chief Growth Innovation Officer from February 2017 to November 2017. Prior to that time he was President, Personal Lines of THG since November 2014 and Chief Marketing Officer since 2011, assuming responsibility for Field Operations in 2016. Mr. Lavey joined THG in 2004 and during this time has also served in the following roles: Chief Distribution Officer, Senior Vice President, Operations and Marketing; Regional President, Northeast; and Vice President, Field Operations and Marketing & Distribution. Prior to joining the Company, Mr. Lavey worked for The Hartford Financial Services Group, Inc. and The Travelers Corp.

John C. Roche, 54

President and Chief Executive Officer

Mr. Roche became President and Chief Executive Officer in November 2017. Prior to that he lead the Company’s personal and commercial lines businesses as Executive Vice President and President, Hanover Agency Markets. Since joining the Company in 2006, Mr. Roche has served in several senior leadership positions, including President, Business Insurance; Vice President, Field Operations, Marketing and Distribution; and Vice President, Commercial Lines Underwriting and Product Management. Prior to joining the Company, he served in senior roles at the St. Paul Travelers Companies. He began his career at Fireman’s Fund and Atlantic Mutual, where he held a number of underwriting and management positions.

Bryan J. Salvatore, 53

Executive Vice President

President, Specialty

Mr. Salvatore joined the Company in June 2017 as Executive Vice President and President, Specialty. Prior to joining the Company, he spent 20 years with Zurich North America in a number of leadership roles, most recently serving as President of the company's specialty products business since 2012. Prior to joining Zurich in 1997, Mr. Salvatore was a Director in the programs division of Frank Crystal & Co., Inc., a leading brokerage firm.

Mark Welzenbach, 58

Executive Vice President, Chief Claims Officer

Mr. Welzenbach was appointed Chief Claims Officer of THG shortly after joining the Company in 2005. Before joining the Company, Mr. Welzenbach was Senior Vice President, Claims for The Hartford Financial Services Group, Inc. from 1995 to 2005. Prior to that, he was Director of Claims from 1991 to 1995 for Travelers Insurance Company. Mr. Welzenbach began his career as a practicing attorney.

OTHER SENIOR CORPORATE OFFICERS OF THE REGISTRANT

Warren E. Barnes, 56

Senior Vice President and Corporate Controller

Principal Accounting Officer

Mr. Barnes was appointed Principal Accounting Officer in 2015. Mr. Barnes joined the Company in 1993, and has been its Controller since 1997. Before joining the Company, Mr. Barnes was employed from 1985 to 1993 by the public accounting firm then known as Price Waterhouse. He is a certified public accountant in the Commonwealth of Massachusetts.

Ann K. Tripp, 59

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

ANNUAL MEETING OF SHAREHOLDERS

The Board of Directors of THG has scheduled the 2018 Annual Meeting of Shareholders for May 15, 2018. The record date for determining the shareholders of the Company entitled to notice of and to vote at such Annual Meeting is March 19, 2018.

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

ITEM 11–EXECUTIVE COMPENSATION

Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 2018, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 12–SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2017 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by security holders	1,498,074	$75.53	7,953,255
Equity compensation plans not approved by security holders	—	—	—
Total	1,498,074	$75.53	7,953,255

(1)

Includes 435,897 shares of Common Stock which may be issued upon vesting of outstanding restricted stock units, performance-based restricted stock units (assuming the maximum award amount), or market-based restricted stock units (assuming the maximum award amount). The weighted average exercise price does not take these awards into account.

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

Additional information related to Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 2018, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 13–CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 2018, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 14–PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 2018, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

PART IV

ITEM 15–EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)(1) FINANCIAL STATEMENTS

The consolidated financial statements and accompanying notes thereto are included on pages 84 to 145 of this Form 10-K.

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

4.2

Form of Indenture relating to the Debentures between the Registrant, as issuer, and State Street Bank & Trust Company, as trustee, previously filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 33-96764) filed with the Commission on September 11, 1995 and incorporated herein by reference. (P)

4.3

Form of Global Debenture relating to the Registrant’s 7 5/8% Senior Debentures due 2025, previously filed as Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2006 and incorporated herein by reference.

4.4

Indenture, dated February 3, 1997, relating to the Registrant’s Junior Subordinated Debentures, previously filed as Exhibit 3 to the Registrant’s Current Report on Form 8-K (File No. 001-13754) filed with the Commission on February 5, 1997 and incorporated herein by reference.

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

+10.1

State Mutual Life Assurance Company of America Excess Benefit Retirement Plan, previously filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (No. 33-91766) filed with the Commission on May 1, 1995 and incorporated herein by reference. (P)

+10.2

The Hanover Insurance Group Cash Balance Pension Plan, as amended, previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 2, 2017 and incorporated herein by reference.

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

+10.13

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

+10.15

Form of Non-Qualified Stock Option Agreement under The Hanover Insurance Group 2014 Long-Term Incentive Plan for Chief Financial Officer, previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 4, 2016 and incorporated herein by reference.

+10.16	Form of Non-Qualified Stock Option Agreement under The Hanover Insurance Group 2014 Long-Term Incentive Plan.

+10.17	Form of Non-Qualified Stock Option Agreement under The Hanover Insurance Group 2014 Long-Term Incentive Plan for Chief Financial Officer.

+10.18

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

+10.24	Form of Restricted Stock Unit Agreement under The Hanover Insurance Group 2014 Long-Term Incentive Plan.

+10.25	Form of Restricted Stock Unit Agreement under The Hanover Insurance Group 2014 Long-Term Incentive Plan.

+10.26

The Hanover Insurance Group, Inc. 2014 Executive Short-Term Incentive Compensation Plan, previously filed as Annex IV to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 3, 2014 and incorporated herein by reference.

+10.27

The Hanover Insurance Group, Inc. Amended and Restated Employment Continuity Plan, previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 11, 2008 and incorporated herein by reference.

+10.28

Form of Side Letter Agreement for New Participants in The Hanover Insurance Group Amended and Restated Employment Continuity Plan waiving right to IRC §280G “Gross-Up” Payments, previously filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 29, 2016 and incorporated herein by reference.

+10.29

Description of 2017— 2018 Non-Employee Director Compensation, previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 3, 2017 and incorporated herein by reference.

+10.30

Description of 2016— 2017 Non-Employee Director Compensation, previously filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 29, 2016 and incorporated herein by reference.

+10.31

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

+10.33

Offer Letter, dated September 21, 2016, by and between Jeffrey M. Farber and the Registrant, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 23, 2016 and incorporated herein by reference.

+10.34

IRC Section 162(m) Deferral Letter for Certain Executive Officers of the Registrant, previously filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 27, 2009 and incorporated herein by reference.

+10.35	Chaucer Pension Scheme, as amended, previously filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2011 and incorporated herein by reference.

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

+10.38

Form of Leadership Transition Severance Agreement, previously filed as Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 25, 2016 and incorporated herein by reference.

+10.39	Offer Letter, dated May 17, 2017, by and between Bryan J. Salvatore and the Registrant.

+10.40	Form of Leadership Severance Arrangement

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

10.45

Guaranty Agreement, dated October 15, 2015, among the Registrant and Lloyds Bank plc, as Facility Agent and Security Agent (each as defined therein), previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 20, 2015 and incorporated herein by reference.

10.46

Amendment and Restatement Agreement with Amended and Restated Standby Letter of Credit Facility Agreement, dated October 27, 2017, among Chaucer Holdings Limited, Chaucer Corporate Capital (No. 3) Limited and the lenders party thereto from time to time, Lloyds Bank plc and ING Bank N.V., London Branch as mandated lead arrangers and Lloyds Bank plc as bookrunner, overdraft provider, and facility agent of the other Finance Parties (as defined therein) and security agent to the Secured Parties (as defined therein), previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 2, 2017 and incorporated herein by reference.

10.47

Amended and Restated Guaranty Agreement, dated October 27, 2017, among the Registrant and Lloyds Bank plc, as Facility Agent and Security Agent (each as defined therein), previously filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 2, 2017 and incorporated herein by reference.

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

101

The following materials from The Hanover Insurance Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015; (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015; (iii) Consolidated Balance Sheets at December 31, 2017 and 2016; (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2017, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015; (vi) related notes to these consolidated financial statements; and (vii) Financial Statement Schedules.

+	Management contract or compensatory plan or arrangement.
(P)	Paper exhibits

ITEM 16 – FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HANOVER INSURANCE GROUP, INC.
Registrant

Date: February 27, 2018	By:	/S/ JOHN C. ROCHE
John C. Roche,
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 27, 2018	By:	/S/ JOHN C. ROCHE
John C. Roche,
President, Chief Executive Officer and Director

Date: February 27, 2018	By:	/S/ JEFFREY M. FARBER
Jeffrey M. Farber,
Executive Vice President and Chief Financial Officer

Date: February 27, 2018	By:	/S/ WARREN E. BARNES
Warren E. Barnes,
Senior Vice President, Corporate Controller and Principal Accounting Officer

Date: February 27, 2018	By:	*
Michael P. Angelini,
Director

Date: February 27, 2018	By:	*
Richard H. Booth,
Director

Date: February 27, 2018	By:	*
Jane D. Carlin,
Director

Date: February 27, 2018	By:	*
P. Kevin Condron,
Chairman of the Board

Date: February 27, 2018	By:	*
Cynthia L. Egan,
Director

Date: February 27, 2018	By:	*
Daniel T. Henry, Director

Date: February 27, 2018	By:	*
Wendell J. Knox,
Director

Date: February 27, 2018	By:	*
Michael D. Price,
Director

Date: February 27, 2018	By:	*
Joseph R. Ramrath,
Director

Date: February 27, 2018	By:	*
Harriett Tee Taggart,
Director

Date: February 27, 2018	*By:	/S/ JEFFREY M. FARBER
Jeffrey M. Farber,
Attorney-in-fact

SCHEDULE I

THE HANOVER INSURANCE GROUP, INC.

SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES

DECEMBER 31, 2017
(in millions)
Type of investment	Cost (1)	Fair Value	Amount at which shown in the balance sheet
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$1,473.7	$1,465.8	$1,465.8
States, municipalities and political subdivisions	1,053.3	1,076.0	1,076.0
Foreign governments	233.8	235.7	235.7
Public utilities	493.8	501.1	501.1
All other corporate bonds	4,400.1	4,467.0	4,467.0
Total fixed maturities	7,654.7	7,745.6	7,745.6
Equity securities:
Common stocks:
Public utilities	75.0	106.1	106.1
Banks, trusts and insurance companies	27.8	34.2	34.2
Industrial, miscellaneous and all other	328.9	431.0	431.0
Nonredeemable preferred stocks	2.0	5.2	5.2
Total equity securities	433.7	576.5	576.5
Mortgage loans on real estate	365.8	368.9	365.8
Real estate	6.9	6.9	6.9
Other long-term investments (2)	309.4	315.2	312.8
Short-term investments	34.1	34.1	34.1
Total investments	$8,804.6	$9,047.2	$9,041.7

(1)	For equity securities, represents original cost, and for fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums and accretion of discounts.
(2)	The amount shown on the balance sheet includes certain items carried at cost and others carried at fair value.

The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II

THE HANOVER INSURANCE GROUP, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY ONLY

STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31	2017	2016	2015
(in millions)
Revenues
Net investment income	$7.6	$4.9	$4.1
Net realized (losses) gains from sales and other	(0.2)	-	1.0
Interest income from loan to subsidiary	0.2	22.4	22.5
Other income	0.5	0.5	0.1
Total revenues	8.1	27.8	27.7
Expenses
Interest expense	38.1	46.1	53.9
Employee benefit related expenses	7.4	7.0	7.0
Interest expense on loan from subsidiary	7.0	6.3	-
Loss from repayment of debt	-	88.3	24.1
Other operating expenses	10.5	8.6	6.9
Total expenses	63.0	156.3	91.9
Net loss before income taxes and equity in income of subsidiaries	(54.9)	(128.5)	(64.2)
Income tax benefit	44.4	75.6	49.5
Equity in income of subsidiaries	196.1	207.0	345.2
Income from continuing operations	185.6	154.1	330.5
Income from discontinued operations (net of income tax (expense) benefit of $(0.1), $1.7 and $0.4 in 2017, 2016 and 2015)	0.6	1.0	1.0
Net income	186.2	155.1	331.5
Other comprehensive income (loss), net of tax	44.8	8.9	(152.5)
Comprehensive income	$231.0	$164.0	$179.0

The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II (CONTINUED)

THE HANOVER INSURANCE GROUP, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY ONLY

BALANCE SHEETS

DECEMBER 31	2017	2016
(in millions, except per share data)
Assets
Fixed maturities - at fair value (amortized cost of $281.9 and $116.5)	$280.9	$116.4
Equity securities - at fair value (cost of $1.0)	1.1	1.1
Cash and cash equivalents	32.7	10.1
Investments in subsidiaries	3,455.4	3,513.8
Net receivable from subsidiaries	31.3	16.6
Deferred income tax receivable	0.5	31.7
Other assets	2.1	1.1
Total assets	$3,804.0	$3,690.8
Liabilities
Expenses and state taxes payable	$7.9	$8.0
Current income tax payable	3.2	30.5
Interest payable	8.1	8.2
Debt	787.1	786.6
Total liabilities	806.3	833.3
Shareholders' Equity
Preferred stock, par value $0.01 per share, 20.0 million shares authorized, none issued	-	-
Common stock, par value $0.01 per share, 300.0 million shares authorized, 60.5 million shares issued	0.6	0.6
Additional paid-in-capital	1,857.0	1,846.7
Accumulated other comprehensive income	107.6	62.8
Retained earnings	1,975.0	1,875.6
Treasury stock at cost (18.0 and 18.1 million shares)	(942.5)	(928.2)
Total shareholders' equity	2,997.7	2,857.5
Total liabilities and shareholders' equity	$3,804.0	$3,690.8

 The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II (CONTINUED)

THE HANOVER INSURANCE GROUP, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY ONLY

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31	2017	2016	2015
(in millions)
Cash flows from operating activities
Net income	$186.2	$155.1	$331.5
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from discontinued operations	(0.6)	(1.0)	(1.0)
Net realized investment losses (gains)	0.2	-	(1.0)
Loss from retirement of debt	-	88.3	24.1
Equity in net income of subsidiaries	(196.1)	(207.0)	(345.2)
Dividends received from subsidiaries	55.1	228.1	5.1
Deferred income tax expense (benefit)	18.9	(39.0)	35.7
Change in expenses and taxes payable	(27.4)	6.6	(13.8)
Change in net receivable from subsidiaries	9.0	50.5	11.6
Other, net	0.5	8.3	6.1
Net cash provided by operating activities	45.8	289.9	53.1
Cash flows from investing activities
Proceeds from disposals and maturities of fixed maturities	94.1	82.4	70.0
Purchase of fixed maturities	-	-	(11.9)
Net cash used for business acquisitions	(12.3)	(2.2)	(2.3)
Net cash provided by investing activities	81.8	80.2	55.8
Cash flows from financing activities
Proceeds from debt borrowings	-	370.7	-
Proceeds from long-term intercompany borrowings	-	125.0	-
(Repayments) proceeds from short-term intercompany borrowings	-	(102.7)	102.7
Repurchases of debt	-	(571.9)	(15.1)
Repurchase of common stock	(37.2)	(105.6)	(127.3)
Dividends paid to shareholders	(86.8)	(80.4)	(74.2)
Proceeds from exercise of employee stock options	23.1	16.2	16.6
Other financing activities	(4.1)	(19.9)	(17.5)
Net cash used in financing activities	(105.0)	(368.6)	(114.8)
Net change in cash and cash equivalents	22.6	1.5	(5.9)
Cash and cash equivalents, beginning of year	10.1	8.6	14.5
Cash and cash equivalents, end of year	$32.7	$10.1	$8.6

Included in other operating cash flows was the cash portion of dividends received from unconsolidated subsidiaries. Additionally, investment assets of $261.6 million, $78.5 million and $76.9 million were transferred to the parent company in 2017, 2016 and 2015, respectively, to settle dividend obligations and other intercompany balances.

The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE III

THE HANOVER INSURANCE GROUP, INC.

SUPPLEMENTARY INSURANCE INFORMATION

DECEMBER 31, 2017
(in millions)
Segments	Deferred acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premium revenue	Net investment income (1)	Benefits, claims, losses and settlement expenses	Amortization of deferred acquisition costs	Other operating expenses (2)	Premiums written
Commercial Lines	$286.4	$3,399.3	$1,299.5	$8.2	$2,399.6	$165.8	$1,531.2	$557.9	$312.5	$2,462.0
Personal Lines	143.6	1,619.3	833.7	—	1,580.8	70.1	1,046.7	282.8	178.2	1,647.1
Other	—	38.7	—	—	—	10.2	1.3	—	27.0	—
Chaucer	120.2	2,686.5	632.0	—	853.0	52.0	549.5	245.9	109.2	849.1
Interest on Debt	—	—	—	—	—	—	—	—	48.5	—
Eliminations	—	(7.0)	(1.6)	—	—	—	—	—	(7.8)	—
Total	$550.2	$7,736.8	$2,763.6	$8.2	$4,833.4	$298.1	$3,128.7	$1,086.6	$667.6	$4,958.2

DECEMBER 31, 2016
(in millions)
Segments	Deferred acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premium revenue	Net investment income (1)	Benefits, claims, losses and settlement expenses	Amortization of deferred acquisition costs	Other operating expenses (2), (3)	Premiums written
Commercial Lines	$269.6	$3,069.5	$1,231.5	$6.4	$2,318.0	$158.5	$1,601.2	$537.4	$308.0	$2,361.5
Personal Lines	133.2	1,554.0	763.6	—	1,471.5	69.5	935.8	266.2	172.0	1,521.2
Other	—	40.3	—	—	—	5.7	8.4	—	113.7	—
Chaucer	114.7	2,289.4	569.0	—	838.6	45.7	419.3	231.6	113.7	816.1
Interest on Debt	—	—	—	—	—	—	—	—	54.9	—
Eliminations	—	(10.2)	(3.1)	—	—	—	—	—	(7.6)	—
Total	$517.5	$6,943.0	$2,561.0	$6.4	$4,628.1	$279.4	$2,964.7	$1,035.2	$754.7	$4,698.8

DECEMBER 31, 2015
(in millions)
Segments	Deferred acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premium revenue	Net investment income (1)	Benefits, claims, losses and settlement expenses	Amortization of deferred acquisition costs	Other operating expenses (2), (3)	Premiums written
Commercial Lines	$262.9	$2,642.2	$1,181.1	$5.6	$2,227.0	$156.3	$1,425.1	$523.0	$300.2	$2,281.9
Personal Lines	122.6	1,527.6	711.2	—	1,426.6	72.5	941.9	255.0	165.1	1,445.6
Other	—	34.8	—	—	—	4.4	0.4	—	48.7	—
Chaucer	123.3	2,372.5	651.7	—	1,051.2	45.9	516.7	255.2	148.5	889.3
Interest on Debt	—	—	—	—	—	—	—	—	60.6	—
Eliminations	—	(8.3)	(3.2)	—	—	—	—	—	(7.4)	—
Total	$508.8	$6,568.8	$2,540.8	$5.6	$4,704.8	$279.1	$2,884.1	$1,033.2	$715.7	$4,616.8

(1)

The Company manages investment assets for its Commercial Lines, Personal Lines and Other segments on a combined basis, based on the requirements of its U.S. combined property and casualty companies. Net investment income is allocated to these segments based on actuarial information related to the underlying businesses. Investment assets for the Chaucer segment are managed separately.

(2)

For other operating expenses that are not directly attributable to a single segment for U.S. combined property and casualty companies, expenses are generally allocated based upon either net premiums written or net premiums earned.

(3)	In 2016 and 2015, the Other segment includes $88.3 million and $24.1 million, respectively, of losses on the repayment of debt.

SCHEDULE IV

THE HANOVER INSURANCE GROUP, INC.

REINSURANCE

Incorporated herein by reference to Note 16 —“Reinsurance” in the Notes of the Consolidated Financial Statements included in Financial Statements and Supplemental Data of this Form 10-K.

SCHEDULE V

THE HANOVER INSURANCE GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

DECEMBER 31
		Additions
(in millions) Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts(1)	Deductions	Balance at end of period
2017
Allowance for doubtful accounts	$3.7	$9.4	$—	$(8.8)	$4.3
Allowance for uncollectible reinsurance recoverables (2)	13.1	0.3	0.1	(3.8)	9.7
	$16.8	$9.7	$0.1	$(12.6)	$14.0
2016
Allowance for doubtful accounts	$3.2	$8.7	$—	$(8.2)	$3.7
Allowance for uncollectible reinsurance recoverables (2)	9.7	3.4	0.1	(0.1)	13.1
	$12.9	$12.1	$0.1	$(8.3)	$16.8
2015
Allowance for doubtful accounts	$3.2	$9.7	$—	$(9.7)	$3.2
Allowance for uncollectible reinsurance recoverables (3)	15.9	—	0.2	(6.4)	9.7
	$19.1	$9.7	$0.2	$(16.1)	$12.9

(1)	Amounts charged to other accounts include foreign exchange gains and losses.
(2)

Activity primarily relates to the impairment in 2016 and subsequent write-off in 2017 of a receivable that is associated with a single reinsurance counterparty that was placed into conservation by the state of California in July 2016. This counterparty is not involved in the Company’s ongoing reinsurance program and the entire receivable related to this counterparty resulted from a one-time block reinsurance transaction that occurred in 2012 as part of our exposure management actions.

(3)	Includes a deduction of $5.4 million related to the transfer of the U.K. motor business on June 30, 2015.

 SCHEDULE VI

THE HANOVER INSURANCE GROUP, INC.

SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS

YEARS ENDED DECEMBER 31
(in millions)
Affiliation with Registrant	Deferred acquisition costs	Reserves for unpaid claims and claim adjustment expenses (1)	Discount, if any, deducted from previous column (2)	Unearned premiums (1)	Earned premiums	Net investment income
Consolidated Property and Casualty Subsidiaries
2017	$550.2	$7,745.0	$—	$2,763.6	$4,833.4	$298.1
2016	$517.5	$6,949.4	$—	$2,561.0	$4,628.1	$279.4
2015	$508.8	$6,574.4	$—	$2,540.8	$4,704.8	$279.1

	Claims and claim adjustment expenses incurred related to
	Current year	Prior years	Amortization of deferred acquisition costs	Paid claims and claim adjustment expenses	Premiums written
2017	$3,187.1	$(58.4)	$1,086.6	$2,708.1	$4,958.2
2016	$2,859.3	$105.4	$1,035.2	$2,509.9	$4,698.8
2015	$3,000.2	$(116.1)	$1,033.2	$2,664.0	$4,616.8

(1)

Reserves for unpaid claims and claim adjustment expenses are shown gross of $2,608.4 million, $2,274.8 million and $2,280.8 million of reinsurance recoverable on unpaid losses in 2017, 2016 and 2015, respectively. Unearned premiums are shown gross of prepaid premiums of $289.3 million, $222.4 million and $256.2 million in 2017, 2016 and 2015, respectively. Reserves for unpaid claims and claims adjustment expense also include policyholder dividends.

(2)	The Company does not use discounting techniques.