Form 10-Q
period 2018-03-31
HANOVER INSURANCE GROUP, INC.
filed 2018-05-03
CIK 944695

\

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

The number of shares outstanding of the registrant’s common stock was 42,537,844 as of April 30, 2018.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(In millions, except per share data)	2018	2017
Revenues
Premiums	$1,263.6	$1,181.3
Net investment income	82.9	71.1
Net realized and unrealized investment gains (losses):
Net realized gains from sales and other	0.3	3.3
Net change in fair value of equity securities	(23.0)	—
Net other–than–temporary impairment losses on investments recognized in earnings	(0.7)	(1.4)
Total net realized and unrealized investment (losses) gains	(23.4)	1.9
Fees and other income	7.8	6.6
Total revenues	1,330.9	1,260.9
Losses and expenses
Losses and loss adjustment expenses	785.8	766.5
Amortization of deferred acquisition costs	288.0	266.4
Interest expense	12.4	12.0
Other operating expenses	164.1	157.0
Total losses and expenses	1,250.3	1,201.9
Income before income taxes	80.6	59.0
Income tax expense (benefit):
Current	20.2	33.9
Deferred	(7.4)	(20.1)
Total income tax expense	12.8	13.8
Income from continuing operations	67.8	45.2
Net loss from discontinued operations (net of tax benefit of $0.1 for the three months ended March 31, 2018).	(0.1)	—
Net income	$67.7	$45.2
Earnings per common share:
Basic:
Income from continuing operations	$1.59	$1.06
Net loss from discontinued operations	—	—
Net income per share	$1.59	$1.06
Weighted average shares outstanding	42.5	42.5
Diluted:
Income from continuing operations	$1.57	$1.05
Net loss from discontinued operations	—	—
Net income per share	$1.57	$1.05
Weighted average shares outstanding	43.1	42.9

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(In millions)	2018	2017
Net income	$67.7	$45.2
Other comprehensive income (loss), net of tax:
Available-for-sale securities:
Net (depreciation) appreciation during the period	(123.9)	18.9
Adoption of Accounting Standards Update 2016-01 and 2018-02	(81.6)	—
Change in other-than-temporary impairment losses recognized in other comprehensive income (loss)	0.4	0.1
Total available-for-sale securities	(205.1)	19.0
Pension and postretirement benefits:
Net change in net actuarial loss and prior service cost	(2.3)	2.3
Adoption of Accounting Standards Update 2018-02	(16.2)	—
Total pension and postretirement benefits	(18.5)	2.3
Cumulative foreign currency translation adjustment:
Amount recognized as cumulative foreign currency translation during the period	(0.5)	5.1
Adoption of Accounting Standards Update 2018-02	(3.9)	—
Total cumulative foreign currency translation adjustment	(4.4)	5.1
Total other comprehensive (loss) income, net of tax	(228.0)	26.4
Comprehensive (loss) income	$(160.3)	$71.6

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
(In millions, except share data)	2018	2017
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $7,819.3 and $7,688.8)	$7,758.3	$7,779.7
Equity securities, at fair value	550.9	576.5
Other investments	712.7	685.5
Total investments	9,021.9	9,041.7
Cash and cash equivalents	258.0	376.4
Accrued investment income	63.9	62.7
Premiums and accounts receivable, net	1,683.4	1,567.6
Reinsurance recoverable on paid and unpaid losses and unearned premiums	2,881.3	3,057.0
Deferred acquisition costs	554.1	550.2
Deferred income taxes	65.4	29.2
Goodwill	192.6	192.6
Other assets	524.3	504.2
Assets of discontinued operations	89.3	88.0
Total assets	$15,334.2	$15,469.6
Liabilities
Loss and loss adjustment expense reserves	$7,519.2	$7,745.0
Unearned premiums	2,867.3	2,763.6
Expenses and taxes payable	662.0	716.2
Reinsurance premiums payable	469.8	344.8
Debt	787.0	786.9
Liabilities of discontinued operations	115.8	115.4
Total liabilities	12,421.1	12,471.9
Commitments and contingencies
Shareholders’ Equity
Preferred stock, par value $0.01 per share; 20.0 million shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 300.0 million shares authorized; 60.5 million shares issued	0.6	0.6
Additional paid-in capital	1,858.3	1,857.0
Accumulated other comprehensive income	(120.4)	107.6
Retained earnings	2,124.1	1,975.0
Treasury stock at cost (18.0 million shares)	(949.5)	(942.5)
Total shareholders’ equity	2,913.1	2,997.7
Total liabilities and shareholders’ equity	$15,334.2	$15,469.6

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended
	March 31,
(In millions)	2018	2017
Preferred Stock
Balance at beginning and end of period	$—	$—
Common Stock
Balance at beginning and end of period	0.6	0.6
Additional Paid-in Capital
Balance at beginning of period	1,857.0	1,846.7
Employee and director stock-based awards and other	1.3	0.5
Balance at end of period	1,858.3	1,847.2
Accumulated Other Comprehensive Income (Loss), net of tax
Net Unrealized Appreciation (Depreciation) on Investments:
Balance at beginning of period	205.4	186.0
Net (depreciation) appreciation on available-for-sale securities	(123.5)	19.0
Adoption of Accounting Standards Update 2016-01 and 2018-02	(81.6)	—
Balance at end of period	0.3	205.0
Defined Benefit Pension and Postretirement Plans:
Balance at beginning of period	(79.5)	(102.5)
Net change in net actuarial loss and prior service cost	(2.3)	2.3
Adoption of Accounting Standards Update 2018-02	(16.2)	—
Balance at end of period	(98.0)	(100.2)
Cumulative Foreign Currency Translation Adjustment:
Balance at beginning of period	(18.3)	(20.7)
Amount recognized as cumulative foreign currency translation during the period	(0.5)	5.1
Adoption of Accounting Standards Update 2018-02	(3.9)	—
Balance at end of period	(22.7)	(15.6)
Total accumulated other comprehensive (loss) income	(120.4)	89.2
Retained Earnings
Balance at beginning of period	1,975.0	1,875.6
Cumulative effect of accounting change, net of taxes	104.3	—
Balance at beginning of period, as adjusted	2,079.3	1,875.6
Net income	67.7	45.2
Dividends to shareholders	(22.9)	(21.4)
Balance at end of period	2,124.1	1,899.4
Treasury Stock
Balance at beginning of period	(942.5)	(928.2)
Shares purchased at cost	(13.6)	(4.6)
Net shares reissued at cost under employee stock-based compensation plans	6.6	9.9
Balance at end of period	(949.5)	(922.9)
Total shareholders’ equity	$2,913.1	$2,913.5

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
(In millions)	2018	2017
Cash Flows From Operating Activities
Net income	$67.7	$45.2
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized and unrealized investment losses (gains)	23.4	(1.9)
Net amortization and depreciation	6.9	7.6
Stock-based compensation expense	3.0	3.2
Amortization of defined benefit plan costs	2.5	3.5
Deferred income tax expense	(7.4)	(20.1)
Change in deferred acquisition costs	(3.9)	(8.4)
Change in premiums receivable, net of reinsurance premiums payable	6.2	6.8
Change in loss, loss adjustment expense and unearned premium reserves	127.4	237.1
Change in reinsurance recoverable	(86.4)	(109.4)
Change in expenses and taxes payable	(69.1)	(107.4)
Other, net	(38.9)	(2.0)
Net cash provided by operating activities	31.4	54.2
Cash Flows From Investing Activities
Proceeds from disposals and maturities of fixed maturities	295.3	289.5
Proceeds from disposals of equity securities and other investments	21.8	20.4
Purchase of fixed maturities	(418.2)	(288.3)
Purchase of equity securities and other investments	(39.8)	(65.1)
Capital expenditures	(3.5)	(4.3)
Net cash used in investing activities	(144.4)	(47.8)
Cash Flows From Financing Activities
Proceeds from exercise of employee stock options	6.3	8.6
Proceeds from debt borrowings, net	33.0	—
Change in cash collateral related to securities lending program	(8.2)	(12.0)
Dividends paid to shareholders	(22.9)	(21.4)
Repurchases of common stock	(13.6)	(4.6)
Other financing activities	(2.2)	(2.7)
Net cash used in financing activities	(7.6)	(32.1)
Effect of exchange rate changes on cash	2.2	0.1
Net change in cash and cash equivalents	(118.4)	(25.6)
Cash and cash equivalents, beginning of period	376.4	282.6
Cash and cash equivalents, end of period	$258.0	$257.0

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

The interim consolidated financial statements of THG include the accounts of The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America, THG’s principal U.S.-domiciled property and casualty companies; Chaucer Holdings Limited (“Chaucer”), a specialist insurance underwriting group which operates through the Society and Corporation of Lloyd’s (“Lloyd’s”) and certain other insurance and non-insurance subsidiaries. These legal entities conduct their operations through several business segments discussed in Note 8 – “Segment Information”. Additionally, the interim consolidated financial statements include the Company’s discontinued operations, consisting primarily of the Company’s accident and health and former life insurance businesses. All intercompany accounts and transactions have been eliminated.

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

In the opinion of the Company’s management, the accompanying interim consolidated financial statements reflect all adjustments, consisting of normal recurring items, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 27, 2018.

2. New Accounting Pronouncements

Recently Implemented Standards

In February 2018, the Financial Accounting Standards Board (“FASB”) issued ASC Update No. 2018-02 (Topic 220) Income Statement – Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  This ASC update allows for a reclassification into retained earnings of the stranded tax effects in accumulated other comprehensive income (“AOCI”) resulting from the enactment of the Tax Cuts and Jobs Act (“TCJA”). Current guidance requires the effect of a change in tax laws or rates on deferred tax balances to be reported in income from continuing operations in the accounting period that includes the period of enactment, even if the related income tax effects were originally charged or credited directly to AOCI. The amount of the reclassification would include the effect of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts at the date of the enactment of the TCJA related to items in AOCI. The updated guidance is effective for interim and annual periods beginning after December 15, 2018.  Early adoption is permitted. The Company early adopted this guidance effective January 1, 2018 with a cumulative effect adjustment, which reclassified $6.5 million of benefits from AOCI to retained earnings with no overall impact on the Company’s financial position.

In March 2017, the FASB issued ASC Update No. 2017-07, (Topic 715) Compensation – Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This guidance requires that an employer report in its income statement the service cost component of both net periodic pension and net periodic postretirement benefit cost in the same line item or items as other compensation costs arising from services rendered by pertinent employees during the period, and present in the income statement separately from the other components of benefit cost, if appropriate under the company’s current presentation of its income statement. Additionally, the guidance allows only the service cost component to be eligible for capitalization when applicable. The updated guidance is effective for annual and interim periods beginning after December 15, 2017, and should be applied retrospectively for the presentation of the service cost component and other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement, and prospectively for the capitalization of the service cost component of net periodic cost in assets. The Company implemented this guidance effective January 1, 2018. The effect of implementing this guidance was not material to the Company’s financial position or results of operations as the Company does not have any service cost remaining related to its pension and postretirement plans.

In January 2017, the FASB issued ASC Update No. 2017-01, (Topic 805) Business Combinations – Clarifying the Definition of a Business. The amendments in this update provide a more robust framework to use in determining when a set of assets and activities constitute a business. This guidance narrows the definition of a business by providing specific requirements that contribute to the creation of outputs that must be present to be considered a business. The guidance further clarifies the appropriate accounting when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets is that of an acquisition (disposition) of assets, not a business. This framework will reduce the number of transactions that an entity must further evaluate to determine whether transactions are business combinations or asset acquisitions. The updated guidance is effective for interim and annual periods beginning after December 15, 2017, and should be applied on a prospective basis. Early adoption is permitted only for transactions that have not been reported in financial statements that have been issued. The Company implemented this guidance effective January 1, 2018. The implementation of this guidance did not have an effect on the Company’s financial position or results of operations.

In November 2016, the FASB issued ASC Update No. 2016-18 (Topic 230) Statement of Cash Flows – Restricted Cash (a consensus of the FASB Emerging Issues Task Force). The amendments in this update require that restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Current GAAP does not include specific guidance on the cash flow classification and presentation of changes in restricted cash. The updated guidance is effective for interim and annual periods beginning after December 15, 2017 and is required to be applied using a retrospective transition method to each period presented. The Company implemented this guidance effective January 1, 2018. Implementing this guidance did not have an impact on the Company’s statement of cash flows, as restricted cash, if any, has already been included in total cash and cash equivalents.

In October 2016, the FASB issued ASC Update No. 2016-16, (Topic 740) Income Taxes – Intra-Entity Transfers of Assets Other Than Inventory. Under current GAAP, the tax effects of intra-entity transfers of assets (intercompany sales) are deferred until the assets are sold to an outside party or otherwise recovered through use. This ASC update eliminates this deferral of taxes for assets other than inventory and requires the recognition of taxes when the transfer occurs. The updated guidance is effective for interim and annual periods beginning after December 15, 2017, and should be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings. Early adoption is permitted, but this election must be made in the first interim period of the adoption year. The Company implemented this guidance effective January 1, 2018. Implementation of this guidance did not have a net impact on the Company’s financial position or results of operations.

In August 2016, the FASB issued ASC Update No. 2016-15, (Topic 230) Classification of Certain Cash Receipts and Cash Payments. This ASC update provides specific guidance on the presentation of certain cash flow items where there is currently diversity in practice, including, but not limited to, debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and distributions received from equity method investees. The updated guidance is effective for interim and annual periods beginning after December 15, 2017, and should be applied retrospectively unless impracticable. The Company implemented this guidance effective January 1, 2018. The adoption of ASC Update No. 2016-15 did not have a significant impact on the Company’s statement of cash flows.

In January 2016, the FASB issued ASC Update No. 2016-01, (Subtopic 825-10) Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU No. 2016-01”). This ASC update requires unconsolidated equity investments to be measured at fair value with changes in the fair value recognized in net income, except for those accounted for under the equity method. This update eliminates the cost method for equity investments without readily determinable fair values, replacing it with other methods, including the use of Net Asset Value (“NAV”). Additionally, when a public entity is required to measure fair value for disclosure purposes and holds financial instruments measured at amortized cost, the updated guidance requires these instruments to be measured using exit price. It also requires financial assets and financial liabilities to be presented separately in the notes to the financial statements, grouped by measurement category and form of financial asset. The updated guidance is effective for annual periods beginning after December 15, 2017.  In February 2018, the FASB issued ASC Update No. 2018-03, (Subtopic 825-10) Technical Corrections and Improvements to Financial Instruments – Overall. This ASC update clarifies the transition method for equity investments without readily determinable fair values. Specifically, if an entity elects to measure these investments at cost, less impairment, adjusted for changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer (the “measurement alternative”), then transition is prospective. For all others, transition is modified retrospective, requiring a cumulative effect adjustment. This ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those years beginning after June 15, 2018. Early adoption is permitted for interim periods beginning after December 15, 2017 as long as ASU No. 2016-01 has been adopted. The Company implemented this guidance effective January 1, 2018 concurrent with ASU No. 2016-01 for certain limited partnerships without readily determinable fair values. The implementation of these standards resulted in a benefit to retained earnings, through a cumulative effect adjustment, of $97.8 million, including a reclassification of after-tax unrealized gains of $95.2 million from AOCI and an adjustment of $2.6 million of gains to record partnership investments at NAV.

In May 2014, the FASB issued ASC Update No. 2014-09, (Topic 606) Revenue from Contracts with Customers. This ASC was issued to clarify the principles for recognizing revenue. Insurance contracts and financial instrument transactions are not within the scope of this updated guidance, and; therefore, only an insignificant amount of the Company’s revenue is subject to this updated guidance. In August 2015, the FASB issued ASC Update No. 2015-14, (Topic 606) Revenue from Contracts with Customers, which deferred the effective date of ASC Update No. 2014-09 by one year. Accordingly, the updated guidance is effective for periods beginning after December 15, 2017. The Company implemented this guidance effective January 1, 2018. The effect of implementing this guidance was not material to the Company’s financial position or results of operations.

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

3. Income Taxes

Income tax expense for the three months ended March 31, 2018 and 2017 has been computed using estimated annual effective tax rates. These rates reflect the change in the U.S. statutory tax rate from 35% to 21%, effective January 1, 2018. These rates are revised, if necessary, at the end of each successive interim period to reflect current estimates of the annual effective tax rates.

For the three months ended March 31, 2018, the tax provision was comprised of a $14.5 million U.S. federal income tax expense and a $1.7 million foreign income tax benefit. For the three months ended March 31, 2017, the tax provision was comprised of a $12.3 million U.S. federal income tax expense and a $1.5 million foreign income tax expense.

The Company or its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions, as well as foreign jurisdictions. The Company and its subsidiaries are subject to U.S. federal and state income tax examinations and foreign examinations for years after 2013.

4. Investments

A. Fixed maturities

The amortized cost and fair value of available-for-sale fixed maturity securities were as follows:

	March 31, 2018
		Gross	Gross		OTTI
	Amortized	Unrealized	Unrealized		Unrealized
(in millions)	Cost	Gains	Losses	Fair Value	Losses
U.S. Treasury and government agencies	$546.7	$2.0	$12.7	$536.0	$—
Foreign government	244.7	2.3	2.2	244.8	—
Municipal	1,045.3	21.8	12.0	1,055.1	—
Corporate	4,279.0	49.8	78.1	4,250.7	6.6
Residential mortgage-backed	1,025.6	3.6	26.8	1,002.4	—
Commercial mortgage-backed	611.0	1.7	9.4	603.3	—
Asset-backed	67.0	—	1.0	66.0	—
Total fixed maturities	$7,819.3	$81.2	$142.2	$7,758.3	$6.6

	December 31, 2017
		Gross	Gross		OTTI
	Amortized	Unrealized	Unrealized		Unrealized
(in millions)	Cost	Gains	Losses	Fair Value	Losses
U.S. Treasury and government agencies	$513.6	$3.4	$5.6	$511.4	—
Foreign government	240.8	3.2	1.3	242.7	—
Municipal	1,053.3	29.8	7.1	1,076.0	—
Corporate	4,238.9	95.0	26.4	4,307.5	6.9
Residential mortgage-backed	990.6	6.5	11.1	986.0	—
Commercial mortgage-backed	591.7	7.2	2.5	596.4	—
Asset-backed	59.9	0.1	0.3	59.7	—
Total fixed maturities	$7,688.8	$145.2	$54.3	$7,779.7	6.9

Other-than-temporary impairments (“OTTI”) unrealized losses in the tables above represent OTTI recognized in accumulated other comprehensive income (“AOCI”). This amount excludes net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date of $9.1 million and $11.5 million as of March 31, 2018 and December 31, 2017, respectively.

In accordance with Lloyd’s operating guidelines, the Company deposits funds at Lloyd’s to support underwriting operations. These funds are available only to fund claim obligations. These assets consisted of $528.9 million of fixed maturities and $5.3 million of cash and cash equivalents as of March 31, 2018. The Company also deposits funds with various state and governmental authorities in the U.S. For a discussion of the Company’s deposits with state and governmental authorities, see also Note 3 – “Investments” of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017.

The amortized cost and fair value by maturity periods for fixed maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or the Company may have the right to put or sell the obligations back to the issuers.

	March 31, 2018
	Amortized	Fair
(in millions)	Cost	Value
Due in one year or less	$413.2	$414.4
Due after one year through five years	2,827.8	2,838.6
Due after five years through ten years	2,545.3	2,496.9
Due after ten years	329.4	336.7
	6,115.7	6,086.6
Mortgage-backed and asset-backed securities	1,703.6	1,671.7
Total fixed maturities	$7,819.3	$7,758.3

B. Fixed maturity securities in an unrealized loss position

The following tables provide information about the Company’s available-for-sale fixed maturity securities that were in an unrealized loss position at March 31, 2018 and  December 31, 2017 including the length of time the securities have been in an unrealized loss position:

	March 31, 2018
	12 months or less		Greater than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in millions)	Losses	Value	Losses	Value	Losses	Value
Investment grade:
U.S. Treasury and government agencies	$7.1	$356.4	$5.6	$105.3	$12.7	$461.7
Foreign governments	1.8	139.1	0.4	22.0	2.2	161.1
Municipal	5.8	351.7	6.2	130.5	12.0	482.2
Corporate	40.5	2,106.7	27.5	487.8	68.0	2,594.5
Residential mortgage-backed	10.6	507.4	16.2	351.5	26.8	858.9
Commercial mortgage-backed	6.8	405.0	2.6	61.6	9.4	466.6
Asset-backed	1.0	50.3	—	2.3	1.0	52.6
Total investment grade	73.6	3,916.6	58.5	1,161.0	132.1	5,077.6
Below investment grade:
Municipal	—	1.0	—	—	—	1.0
Corporate	3.7	97.7	6.4	39.0	10.1	136.7
Total below investment grade	3.7	98.7	6.4	39.0	10.1	137.7
Total fixed maturities	$77.3	$4,015.3	$64.9	$1,200.0	$142.2	$5,215.3

	December 31, 2017
	12 months or less		Greater than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in millions)	Losses	Value	Losses	Value	Losses	Value
Investment grade:
U.S. Treasury and government agencies	$2.1	$282.1	$3.5	$103.1	$5.6	$385.2
Foreign governments	0.9	99.4	0.4	22.8	1.3	122.2
Municipal	2.1	257.5	5.0	133.1	7.1	390.6
Corporate	5.6	799.6	12.3	481.3	17.9	1,280.9
Residential mortgage-backed	2.0	272.9	9.1	362.4	11.1	635.3
Commercial mortgage-backed	0.9	139.3	1.6	63.2	2.5	202.5
Asset-backed	0.3	34.5	—	2.5	0.3	37.0
Total investment grade	13.9	1,885.3	31.9	1,168.4	45.8	3,053.7
Below investment grade:
Corporate	1.7	53.2	6.8	43.5	8.5	96.7
Total fixed maturities	$15.6	$1,938.5	$38.7	$1,211.9	$54.3	$3,150.4

The Company views gross unrealized losses on fixed maturities as being temporary since it is its assessment that these securities will recover in the near term, allowing the Company to realize the anticipated long-term economic value. The Company employs a systematic methodology to evaluate declines in fair value below amortized cost for fixed maturity securities. In determining OTTI, the Company evaluates several factors and circumstances, including the issuer’s overall financial condition; the issuer’s credit and financial strength ratings; the issuer’s financial performance, including earnings trends and asset quality; any specific events which may influence the operations of the issuer; the general outlook for market conditions in the industry or geographic region in which the issuer operates; and the length of time and the degree to which the fair value of an issuer’s securities remains below the Company’s amortized cost. The Company also considers any factors that might raise doubt about the issuer’s ability to make contractual payments as they come due and whether the Company expects to recover the entire amortized cost basis of the security.

C. Proceeds from sales

The proceeds from sales of available-for-sale securities and gross realized gains and gross realized losses on those sales were as follows:

	Three Months Ended March 31,
	2018			2017
	Proceeds from	Gross	Gross	Proceeds from	Gross	Gross
(in millions)	Sales	Gains	Losses	Sales	Gains	Losses
Fixed maturities	$127.8	$0.6	$2.3	$97.6	$2.1	$1.0

D. Other-than-temporary impairments

For the three months ended March 31, 2018, total OTTI on fixed maturities was $1.0 million, of which $0.7 million was recognized in earnings and the remaining $0.3 million was recorded as unrealized losses in AOCI.

For the three months ended March 31, 2017, total OTTI was $1.4 million, which was recognized in earnings. This was primarily related to other investments.

The methodology and significant inputs used to measure the amount of credit losses on fixed maturities in 2018 were as follows:

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

	Three Months Ended March 31,
(in millions)	2018	2017
Credit losses at beginning of period	$3.9	$10.0
Credit losses on securities for which an OTTI was not previously recognized	0.2	—
Reductions for securities called, sold, or matured	(0.8)	(0.1)
Credit losses at end of period	$3.3	$9.9

E. Equity securities

Equity securities are carried at fair value. Effective January 1, 2018, all increases or decreases in fair value on equity securities are reported in net realized and unrealized investment gains (losses) on the Consolidated Statements of Income. Previously, equity securities were categorized as available-for sale and unrealized gains and losses were reported in AOCI, a separate component of shareholders’ equity. As of December 31, 2017, we held equity securities with a fair value of $576.5 million and a cost of $433.7 million. On January 1, 2018, the Company recorded a cumulative effect adjustment which included the reclassification of net unrealized gains on equities of $142.8 million, pre-tax, from AOCI to retained earnings.

The following table provides pre-tax realized and unrealized gains (losses) on equity securities recognized in net income during the three months ended March 31, 2018:

(in millions)
Net losses recognized during the period	$(23.0)
Less: net gains recognized on equity securities sold during the period	0.5
Net unrealized losses recognized during the period on equity securities still held	$(23.5)

During the three months ended March 31, 2017, there were net unrealized gains on equity securities of $21.5 million recognized in AOCI and net realized gains from sales of equity securities of $2.4 million recognized in earnings. Proceeds from the sale of equities for the three months ended March 31, 2017 were $13.6 million.

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

Other Investments

Other investments primarily include mortgage participations, limited partnerships not subject to equity method of accounting, and overseas trust funds required in connection with the Company’s Lloyd’s business.  Fair values of mortgage participations are estimated by discounting the contractual cash flows using the rates at which similar loans would be made to borrowers with comparable credit ratings and are reported as Level 3. The fair values of limited partnerships are based on the net asset value provided by the general partner adjusted for recent financial information and are excluded from the fair value hierarchy.  Fair values of overseas trust funds are provided by the investment manager based on quoted prices for similar instruments in active markets and are reported as Level 2.

Debt

The fair value of debt is estimated based on quoted market prices for identical or similar issuances. If a quoted market price is not available, fair values are estimated using discounted cash flows that are based on current interest rates and yield curves for debt issuances with maturities and credit risks consistent with the debt being valued. Debt is reported as Level 2.

The estimated fair value of the financial instruments were as follows:

	March 31, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
(in millions)	Value	Value	Value	Value
Financial Assets carried at:
Fair Value through AOCI:
Fixed maturities	$7,758.3	$7,758.3	$7,779.7	$7,779.7
Equity securities (1)	—	—	576.5	576.5
Other investments	—	—	3.6	3.6
Fair Value through Net Income:
Equity securities (1)	550.9	550.9	—	—
Other investments (1)	282.8	282.8	122.8	122.8
Amortized Cost/Cost:
Other investments (1)	380.3	374.6	512.8	518.3
Cash and cash equivalents	258.0	258.0	376.4	376.4
	$9,230.3	$9,224.6	$9,371.8	$9,377.3

Financial Liabilities carried at:
Amortized cost:
Debt	$787.0	$839.6	$786.9	$865.7
(1)	Due to the adoption of ASU No. 2016-01, certain classifications are not comparable to the prior year. See Note 2 – “New Accounting Pronouncements”.

The Company has processes designed to ensure that the values received from its third party pricing service are accurately recorded, that the data inputs and valuation approaches and techniques utilized are appropriate and consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. The Company performs a review of the fair value hierarchy classifications and of prices received from its pricing service on a quarterly basis. The Company reviews the pricing services’ policies describing its methodology, processes, practices and inputs, including various financial models used to value securities. Also, the Company reviews the portfolio pricing, including a process for which securities with changes in prices that exceed a defined threshold are verified to independent sources, if available. If upon review, the Company is not satisfied with the validity of a given price, a pricing challenge would be submitted to the pricing service along with supporting documentation for its review. The Company does not adjust quotes or prices obtained from the pricing service unless the pricing service agrees with the Company’s challenge. During 2018 and 2017, the Company did not adjust any prices received from its pricing service.

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

The following tables provide, for each hierarchy level, the Company’s assets that were measured at fair value on a recurring basis.

	March 31, 2018
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$536.0	$241.0	$295.0	$—
Foreign government	244.8	33.6	211.2	—
Municipal	1,055.1	—	1,029.8	25.3
Corporate	4,250.7	—	4,249.9	0.8
Residential mortgage-backed, U.S. agency backed	977.6	—	977.6	—
Residential mortgage-backed, non-agency	24.8	—	24.8	—
Commercial mortgage-backed	603.3	—	589.8	13.5
Asset-backed	66.0	—	66.0	—
Total fixed maturities	7,758.3	274.6	7,444.1	39.6
Equity securities	550.9	549.8	—	1.1
Other investments	132.0	—	128.4	3.6
Total investment assets at fair value	$8,441.2	$824.4	$7,572.5	$44.3

	December 31, 2017
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$511.4	$227.6	$283.8	$—
Foreign government	242.7	50.1	192.6	—
Municipal	1,076.0	—	1,049.2	26.8
Corporate	4,307.5	—	4,306.6	0.9
Residential mortgage-backed, U.S. agency backed	956.4	—	956.4	—
Residential mortgage-backed, non-agency	29.6	—	29.6	—
Commercial mortgage-backed	596.4	—	582.2	14.2
Asset-backed	59.7	—	59.7	—
Total fixed maturities	7,779.7	277.7	7,460.1	41.9
Equity securities	568.1	567.0	—	1.1
Other investments	126.4	—	122.8	3.6
Total investment assets at fair value	$8,474.2	$844.7	$7,582.9	$46.6

Limited partnerships measured at fair value using NAV based on an ownership interest in partners’ capital have not been included in the tables above. At March 31, 2018 and December 31, 2017, the fair values of these investments were $150.8 million and $149.4 million, respectively, which are less than 2% of total investment assets.

The following tables provide, for each hierarchy level, the Company’s estimated fair values of financial instruments that were not carried at fair value:

	March 31, 2018
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$258.0	$258.0	$—	$—
Other investments	374.6	—	9.1	365.5
Liabilities:
Debt	$839.6	$—	$839.6	$—

	December 31, 2017
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$376.4	$376.4	$—	$—
Equity securities	8.4	—	8.4	—
Other investments	368.9	—	—	368.9
Liabilities:
Debt	$865.7	$—	$865.7	$—

The following tables provide a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fixed Maturities
(in millions)	Municipal	Corporate	Commercial mortgage- backed	Total	Equity and Other	Total Assets
Three Months Ended
March 31, 2018
Balance January 1, 2018	$26.8	$0.9	$14.2	$41.9	$4.7	$46.6
Total gains (losses):
Included in total net realized and unrealized investment gains	0.1	—	—	0.1	—	0.1
Included in other comprehensive income-net depreciation on available-for-sale securities	(0.5)	—	(0.2)	(0.7)	—	(0.7)
Sales	(1.1)	(0.1)	(0.5)	(1.7)	—	(1.7)
Balance March 31, 2018	$25.3	$0.8	$13.5	$39.6	$4.7	$44.3
Three Months Ended
March 31, 2017
Balance January 1, 2017	$31.0	$4.2	$15.0	$50.2	$5.6	$55.8
Total gains:
Included in other comprehensive income-net appreciation on available-for-sale securities	0.2	—	—	0.2	—	0.2
Sales	(0.4)	(0.3)	(0.4)	(1.1)	—	(1.1)
Balance March 31, 2017	$30.8	$3.9	$14.6	$49.3	$5.6	$54.9

During the three months ended March 31, 2018 and March 31, 2017, there were no transfers in or out of Level 3, nor were there any transfers between Level 1 and Level 2. There were no Level 3 liabilities held by the Company for the three months ended March 31, 2018 and 2017.

The following table provides quantitative information about the significant unobservable inputs used by the Company in the fair value measurements of Level 3 assets. Where discounted cash flows were used in the valuation of fixed maturities, the internally-developed discount rate was adjusted by the significant unobservable inputs shown in the table.

			March 31, 2018		December 31, 2017
	Valuation	Significant	Fair	Range	Fair	Range
(in millions)	Technique	Unobservable Inputs	Value	(Wtd Average)	Value	(Wtd Average)
Fixed maturities:
Municipal	Discounted	Discount for:	$25.3		$26.8
	cash flow	Small issue size Credit stress Above-market coupon		0.7 - 6.8% (3.2%) 1.3% (1.3%) 0.3 - 0.5% (0.4%)		0.7 - 6.8% (3.3%) 0.9 - 1.5% (1.2%) 0.3 - 0.5% (0.4%)
Corporate	Discounted	Discount for:	0.8		0.9
	cash flow	Small issue size Above-market coupon		2.5% (2.5%) 0.3% (0.3%)		2.5% (2.5%) 0.3% (0.3%)
Commercial mortgage-backed	Discounted	Discount for:	13.5		14.2
	cash flow	Small issue size Above-market coupon Lease structure		1.9 - 3.1% (2.7%) 0.5% (0.5%) 0.3% (0.3%)		1.9 - 3.1% (2.6%) 0.5% (0.5%) 0.3% (0.3%)
Equity securities	Market	Net tangible asset	1.1		1.1
	comparables	market multiples		1.0X (1.0X)		1.0X (1.0X)
Other	Discounted	Discount rate	3.6	18.0% (18.0%)	3.6	18.0% (18.0%)
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

6. Pension and Other Postretirement Benefit Plans

The components of net periodic pension cost for defined benefit pension and other postretirement benefit plans included in the Company’s results of operations are as follows:

	Three Months Ended March 31,
	2018	2017	2018	2017
(in millions)	Pension Plans		Postretirement Plans
Service cost - benefits earned during the period	$—	$—	$—	$—
Interest cost	5.9	6.4	0.1	0.1
Expected return on plan assets	(6.9)	(6.8)	—	—
Recognized net actuarial loss	2.5	3.8	0.1	—
Amortization of prior service cost	—	—	(0.1)	(0.3)
Net periodic pension cost (benefit)	$1.5	$3.4	$0.1	$(0.2)

7. Other Comprehensive Income

The following tables provide changes in other comprehensive income.

	Three Months Ended March 31,
	2018			2017
		Tax			Tax
		Benefit	Net of		Benefit	Net of
(in millions)	Pre-Tax	(Expense)	Tax	Pre-Tax	(Expense)	Tax
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during period	$(153.7)	$32.1	$(121.6)	$38.0	$(13.3)	$24.7
Amount of realized gains from sales and other	0.2	(2.5)	(2.3)	(4.1)	(1.7)	(5.8)
Portion of other-than-temporary impairment losses recognized in earnings	0.5	(0.1)	0.4	0.2	(0.1)	0.1
Adoption of Accounting Standards Update 2016-01 and 2018-02	(146.5)	64.9	(81.6)	—	—	—
Net unrealized gains (losses)	(299.5)	94.4	(205.1)	34.1	(15.1)	19.0
Pension and postretirement benefits:
Net change in net actuarial loss and prior service cost	(2.9)	0.6	(2.3)	3.5	(1.2)	2.3
Adoption of Accounting Standards Update 2018-02	—	(16.2)	(16.2)	—	—	—
Net pension and postretirement benefits	(2.9)	(15.6)	(18.5)	3.5	(1.2)	2.3
Cumulative foreign currency translation adjustment:
Foreign currency translation recognized during the period	(0.6)	0.1	(0.5)	7.8	(2.7)	5.1
Adoption of Accounting Standards Update 2018-02	—	(3.9)	(3.9)	—	—	—
Net cumulative foreign currency translation adjustment	(0.6)	(3.8)	(4.4)	7.8	(2.7)	5.1
Other comprehensive (loss) income	$(303.0)	$75.0	$(228.0)	$45.4	$(19.0)	$26.4

Reclassifications out of accumulated other comprehensive income were as follows:

	Three Months Ended
	March 31,
(in millions)	2018	2017
	Amount Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income		Where Net Income is Presented
Unrealized gains on available-for-sale securities	$(0.2)	$4.1	Net realized (losses) gains from sales and other
	(0.5)	(0.2)	Net other-than-temporary impairment losses on investments recognized in earnings
	(0.7)	3.9	Total before tax
	2.6	1.8	Tax benefit
	1.9	5.7	Net of tax
Amortization of defined benefit pension and postretirement plans	(2.5)	(3.5)	Loss adjustment expenses and other operating expenses
	0.5	1.2	Tax benefit
	(2.0)	(2.3)	Net of tax
Total reclassifications for the period	$(0.1)	$3.4	(Expense) benefit to income, net of tax

The amount reclassified from accumulated other comprehensive income for the pension and postretirement benefits was allocated approximately 40% to loss adjustment expenses and 60% to other operating expenses for the three months ended March 31, 2018 and 2017.

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

The Company reports interest expense related to debt separately from the earnings of its operating segments. This consists of interest on the Company’s senior debentures, subordinated debentures, collateralized borrowings with the Federal Home Loan Bank of Boston, and letter of credit facility. Management evaluates the results of the aforementioned segments based on operating income before taxes, excluding interest expense on debt. Operating income before taxes excludes certain items which are included in net income, such as net realized and unrealized investment gains and losses. Such gains and losses are excluded since they are determined by interest rates, financial markets and the timing of sales. Also, operating income before taxes excludes net gains and losses on disposals of businesses, gains and losses related to the repayment of debt, discontinued operations, costs to acquire businesses, restructuring costs, the cumulative effect of accounting changes and certain other items. Although the items excluded from operating income before taxes may be important components in understanding and assessing the Company’s overall financial performance, management believes that the presentation of operating income before taxes enhances an investor’s understanding of the Company’s results of operations by highlighting net income attributable to the core operations of the business. However, operating income before taxes should not be construed as a substitute for income before income taxes and operating income should not be construed as a substitute for net income.

Summarized below is financial information with respect to the Company’s business segments.

	Three Months Ended
	March 31,
(in millions)	2018	2017
Operating revenues:
Commercial Lines	$676.6	$630.5
Personal Lines	434.9	401.8
Chaucer	239.4	224.7
Other	3.4	2.0
Total	1,354.3	1,259.0
Net realized and unrealized investment (losses) gains	(23.4)	1.9
Total revenues	$1,330.9	$1,260.9
Operating income (loss) before interest expense and income taxes:
Commercial Lines:
Underwriting income (loss)	$16.4	$(2.7)
Net investment income	45.3	40.3
Other expense	(0.2)	(0.2)
Commercial Lines operating income	61.5	37.4
Personal Lines:
Underwriting income (loss)	14.7	(8.4)
Net investment income	18.4	17.1
Other income	1.3	1.2
Personal Lines operating income	34.4	9.9
Chaucer:
Underwriting income	6.2	13.8
Net investment income	16.4	12.4
Other income (expense)	0.3	(1.3)
Chaucer operating income	22.9	24.9
Other:
Underwriting loss	(1.3)	(0.9)
Net investment income	2.8	1.3
Other expense	(3.7)	(3.5)
Other operating loss	(2.2)	(3.1)
Operating income before interest expense and income taxes	116.6	69.1
Interest on debt	(12.4)	(12.0)
Operating income before income taxes	104.2	57.1
Non-operating income items:
Net realized and unrealized investment (losses) gains	(23.4)	1.9
Other non-operating items	(0.2)	—
Income before income taxes	$80.6	$59.0

Net foreign currency transaction losses in the Statement of Income during the three months ended March 31, 2018 and 2017 were not material.

The following table provides identifiable assets for the Company’s business segments and discontinued operations:

	March 31, 2018	December 31, 2017
(in millions)	Identifiable Assets
U.S. Companies	$10,820.0	$10,909.2
Chaucer	4,424.9	4,472.4
Discontinued operations	89.3	88.0
Total	$15,334.2	$15,469.6

The Company reviews the assets of its U.S. Companies collectively and does not allocate them between the Commercial Lines, Personal Lines and Other segments.

9. Stock-based Compensation

As of March 31, 2018, there were 4,146,549 shares, 2,387,199 shares and 683,058 shares available for grant under The Hanover Insurance Group 2014 Long-Term Incentive Plan, The Hanover Insurance Group 2014 Employee Stock Purchase Plan and the Chaucer Share Incentive Plan, respectively.

Compensation cost for the Company’s stock-based awards and the related tax benefits were as follows:

	Three Months Ended March 31,
(in millions)	2018	2017
Stock-based compensation expense	$3.0	$3.2
Tax benefit	(0.6)	(1.1)
Stock-based compensation expense, net of taxes	$2.4	$2.1

Stock Options

Information on the Company’s stock option activity for the three months ended March 31, 2018 and 2017 is summarized below.

	Three Months Ended March 31,
	2018		2017
(in whole shares and dollars)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	1,062,177	$75.53	1,396,152	$68.63
Granted	291,390	110.58	417,690	91.18
Exercised	(84,353)	70.31	(148,529)	59.71
Forfeited or cancelled	(50,491)	88.48	(2,334)	67.62
Outstanding, end of period	1,218,723	83.73	1,662,979	75.10

Restricted Stock Units

The following tables summarize activity information about employee restricted stock units:

	Three Months Ended March 31,
	2018		2017
(in whole shares and dollars)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Time-based restricted stock units:
Outstanding, beginning of period	298,528	$83.45	269,063	$73.91
Granted	131,290	110.60	105,410	91.18
Vested	(50,810)	70.24	(69,030)	58.72
Forfeited	(10,585)	87.47	(3,005)	82.75
Outstanding, end of period	368,423	94.83	302,438	83.31
Performance-based and market-based restricted stock units:
Outstanding, beginning of period	102,586	$81.21	115,057	$78.82
Granted	29,715	116.82	54,751	78.76
Vested	(14,032)	70.24	(17,042)	57.99
Forfeited	(7,625)	81.91	(2,180)	95.36
Outstanding, end of period	110,644	92.12	150,586	80.92

In the first three months of 2018 and 2017, the Company granted market-based awards totaling 29,715 and 51,221, respectively, to certain members of senior management, which are included in the table above as performance and market-based restricted stock activity. The vesting of these stock units is based on the relative total shareholder return (“TSR”) of the Company. This metric is generally based on relative TSR for a three year period as compared to a group of Property and Casualty peer companies. The fair value of market-based awards was estimated at the date of grant using a valuation model. These units have the potential to range from 0% to 150% of the shares disclosed. Included in the amount granted above in 2018 and 2017 are 3,115 shares and 5,681 shares, respectively, related to market-based awards that achieved a payout in excess of 100%. These awards vested in the first quarter of 2018 and 2017, respectively.

Performance-based restricted stock units are based upon the achievement of the performance metric at 100%. These units have the potential to range from 0% to 200% of the shares disclosed, which varies based on grant year and individual participation level. Increases above the 100% target level are reflected as granted in the period in which performance-based stock unit goals are achieved. Decreases below the 100% target level are reflected as forfeited. There were no awards vested in 2018 and 2017 at a level greater than 100%.

10. Earnings Per Share and Shareholders’ Equity Transactions

The following table provides weighted average share information used in the calculation of the Company’s basic and diluted earnings per share:

	Three Months Ended
	March 31,
(in millions, except per share data)	2018	2017
Basic shares used in the calculation of earnings per share	42.5	42.5
Dilutive effect of securities:
Employee stock options	0.3	0.2
Non-vested stock grants	0.3	0.2
Diluted shares used in the calculation of earnings per share	43.1	42.9
Per share effect of dilutive securities on income from continuing operations and net income	$(0.02)	$(0.01)

Diluted earnings per share for the three months ended March 31, 2018 and 2017 excludes 0.3 million and 0.9 million, respectively, of common shares issuable under the Company’s stock compensation plans because their effect would be antidilutive.

The Company’s Board of Directors has authorized aggregate repurchases of the Company’s common stock of up to $900 million. Under the repurchase authorizations, the Company may repurchase, from time to time, common shares in amounts, at prices and at such times as the Company deems appropriate, subject to market conditions and other considerations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. The Company is not required to purchase any specific number of shares or to make purchases by any certain date under this program. During the first three months of 2018, the Company purchased approximately 0.1 million shares of the Company’s common stock at a cost of $13.6 million.

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

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses.

	Three Months Ended
	March 31,
(in millions)	2018	2017
Gross loss and LAE reserves, beginning of period	$7,745.0	$6,949.4
Reinsurance recoverable on unpaid losses	2,608.4	2,274.8
Net loss and LAE reserves, beginning of period	5,136.6	4,674.6
Net incurred losses and LAE in respect of losses occurring in:
Current year	803.7	773.9
Prior years	(17.9)	(7.4)
Total incurred losses and LAE	785.8	766.5
Net payments of losses and LAE in respect of losses occurring in:
Current year	187.2	167.1
Prior years	537.4	452.3
Total payments	724.6	619.4
Effect of foreign exchange rate changes	13.2	7.4
Net reserve for losses and LAE, end of period	5,211.0	4,829.1
Reinsurance recoverable on unpaid losses	2,308.2	2,273.9
Gross reserve for losses and LAE, end of period	$7,519.2	$7,103.0

As a result of continuing trends in the Company’s business, reserves including catastrophes have been re-estimated for all prior accident years and were decreased by $17.9 million in 2018 in comparison to $7.4 million in 2017.

2018

For the three months ended March 31, 2018, net favorable loss and LAE development was $17.9 million, primarily as a result of favorable development of $11.4 million for Chaucer and $8.2 million for Commercial Lines.

Chaucer’s favorable development during the three months ended March 31, 2018 was primarily the result of lower loss estimates in the specialty treaty, political, and energy lines, partially offset by higher than expected losses in the U.S. casualty treaty line. Also contributing to Chaucer’s favorable development was the favorable impact of foreign exchange rate movements on prior years’ loss reserves.

The favorable Commercial Lines development resulted from lower than expected losses primarily in the commercial multiple peril line.

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

On November 2, 2017, plaintiffs filed a motion conceding that the statutory “whipsaw” claims, but not the breach of fiduciary duty or failure to meet ERISA notice requirement claims, of participants who received lump sum distributions prior to March 13, 2002 are time-barred. Consequently, on February 16, 2018, the Court entered an order limiting the claims of those participants to alleged violations of ERISA’s disclosure requirements and breaches of fiduciary duty. The Plaintiffs have filed a Motion for Reconsideration, which the Court denied by an order dated April 24, 2018.

At this time, the Company is unable to provide a reasonable estimate of the potential range of ultimate liability if the outcome of the suit is unfavorable. The extent of potential liability, if any, will depend on the Court’s ruling on the pending motion seeking to apply the statute of limitations to the claims of the sub-class of persons who received lump sum distributions between March 1, 1997 and March 12, 2002. In addition, assuming for these purposes that the plaintiffs prevail with respect to claims that benefits accrued or payable under the Plan were understated, or that the Company had a fiduciary duty to notify participants of possible claims under plaintiffs’ whipsaw theory, then there are numerous possible theories and other variables upon which any revised calculation of benefits as requested under plaintiffs’ claims could be based. Any adverse judgment in this case against the Plan would be expected to create a liability for the Plan, with resulting effects on the Plan’s assets available to pay benefits. The Company’s future required funding of the Plan could also be impacted by such a liability.

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

PART I

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist readers in understanding the interim consolidated results of operations and financial condition of The Hanover Insurance Group, Inc. and its subsidiaries (“THG”). Consolidated results of operations and financial condition are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes included elsewhere in this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2018.

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

Net income was $67.7 million during the three months ended March 31, 2018, compared to $45.2 million for the three months ended March 31, 2017, an increase of $22.5 million, primarily due to an increase in operating income before interest expense and income taxes (a non-GAAP financial measure; see also “Results of Operations – Consolidated – Non-GAAP Financial Measures” and operating income discussion below for further details).

Operating income before interest expense and income taxes was $116.6 million for the three months ended March 31, 2018, compared to $69.1 million for the three months ended March 31, 2017, an increase of $47.5 million. This increase is primarily due to lower catastrophe losses, improved non-catastrophe underwriting results, and higher net investment income. We also benefited from slightly higher net favorable development on prior years’ loss and loss adjustment expense (“LAE”) reserves (“prior years’ loss reserves”). Pre-tax catastrophe losses were $71.2 million for the three months ended March 31, 2018, compared to $84.1 million during the same period of 2017. Net favorable development on prior years’ loss reserves was $8.4 million for the three months ended March 31, 2018, compared to $2.0 million during the same period of 2017.

In February 2017, we announced our go-forward strategy, called “Hanover 2021”. This strategy reinforces our commitment to our agency partners and is designed to generate growth by leveraging the strengths of our agent-centered distribution strategy, including expansion of our agency footprint in underpenetrated geographies as warranted. We also plan to increase our capabilities in specialty markets and increase investments designed to develop growth solutions for our agency distribution channel. Subject to the announcement described in the next paragraph with respect to Chaucer, our goal is to grow responsibly in all of our businesses, while managing volatility.

On March 28, 2018, we announced that we are undertaking a review of strategic alternatives with respect to Chaucer, including a possible sale of that business.

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

We believe these efforts have driven, and will continue to drive, improvement in our overall mix of business and our underwriting profitability. Commercial Lines net premiums written grew by 7.5% in the first three months of 2018, driven by growth in small commercial, middle market, and the professional lines within our specialty business. This was due to rate and exposure increases, strong retention and targeted new business expansion, collectively generating growth of 5.8%. In addition, reinsurance reinstatement activity increased net written and earned premiums in the three months ended March 31, 2018, compared to a decrease in net written and earned premiums for the three months ended March 31, 2017.

Underwriting results improved in the first three months of 2018, primarily due to the favorable change in reinsurance reinstatement premiums, lower current accident year losses, and lower expenses. The competitive nature of the Commercial Lines market requires us to be highly disciplined in our underwriting process to ensure that we write business at acceptable margins, and we continue to seek rate increases across our lines of business.

Personal Lines

Personal Lines focuses on partnering with high quality, value-oriented agencies that deliver consultative selling and stress the importance of account rounding (the conversion of single policy customers to accounts with multiple policies and additional coverages, to address customers’ broader objectives). Approximately 83% of our policies in force are account business. We are focused on making investments that provide us with profitable growth opportunities, build a distinctive position in the market, and diversify us geographically.

Net premiums written grew by 9.6% in the first three months of 2018, primarily due to higher renewal premium, driven by rate increases and improved retention, as well as new business growth. Underwriting results improved in the first three months of 2018, primarily due to lower catastrophe losses, lower non-catastrophe current accident year losses, lower expenses, and earned premium growth. We continue to seek rate increases to meet or exceed underlying loss cost trends, subject to regulatory and competitive considerations.

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

Chaucer’s net premiums written decreased by 1.8% during the first three months of 2018, due to a planned increase in ceded reinsurance premiums, partially offset by new business growth initiatives. Underwriting results declined in the first three months of 2018, primarily due to higher expenses and current accident year losses, partially offset by higher favorable prior year reserve development and lower catastrophe losses.

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

Results of Operations – Consolidated

Consolidated net income for the three months ended March 31, 2018 was $67.7 million, compared to $45.2 million for the three months ended March 31, 2017, an increase of $22.5 million. Operating income for the three months ended March 31, 2017 was $116.6 million, compared to $69.1 million for the three months ended March 31, 2017. The $47.5 million increase in operating income is primarily due to lower catastrophe losses, improved non-catastrophe underwriting results, and higher net investment income. These were partially offset by net realized and unrealized investment losses, principally related to the change in fair value of equity securities. Effective January 1, 2018, we implemented ASU 2016-01, which requires that changes in the fair value of equity securities be presented in net income. Prior to then, these changes were recognized through accumulated other comprehensive income (see also Note 2 – “New Accounting Pronouncements” in the Notes to Interim Consolidated Financial Statements”), and therefore are not reflected in prior period net income.

The following table reflects operating income before interest expense and income taxes for each operating segment and a reconciliation to consolidated net income from operating income before interest expense and income taxes (a non-GAAP measure).

	Three Months Ended
	March 31,
(in millions)	2018	2017
Operating income (loss) before interest expense and income taxes:
Commercial Lines	$61.5	$37.4
Personal Lines	34.4	9.9
Chaucer	22.9	24.9
Other	(2.2)	(3.1)
Operating income before interest expense and income taxes	116.6	69.1
Interest expense on debt	(12.4)	(12.0)
Operating income before income taxes	104.2	57.1
Income tax benefit (expense) on operating income	(20.2)	(16.3)
Operating income	84.0	40.8
Non-operating items:
Net realized and unrealized investment (losses) gains	(23.4)	1.9
Other	(0.2)	—
Income tax benefit on non-operating items	7.4	2.5
Income from continuing operations, net of taxes	67.8	45.2
Net loss from discontinued operations, net of taxes	(0.1)	—
Net income	$67.7	$45.2

Non-GAAP Financial Measures

In addition to consolidated net income, discussed above, we assess our financial performance based upon pre-tax “operating income,” and we assess the operating performance of each of our four operating segments based upon the pre-tax operating income (loss) generated by each segment. As reflected in the table above, operating income before taxes excludes interest expense on debt and certain other items which we believe are not indicative of our core operations, such as net realized and unrealized investment gains and losses. Such gains and losses are excluded since they are determined by interest rates, financial markets and the timing of sales. Also, operating income before taxes excludes net gains and losses on disposals of businesses, gains and losses related to the repayment of debt, discontinued operations, costs to acquire businesses, restructuring costs, the cumulative effect of accounting changes and certain other items. Although the items excluded from operating income before taxes are important components in understanding and assessing our overall financial performance, we believe a discussion of operating income before taxes enhances an investor’s understanding of our results of operations by highlighting net income attributable to the core operations of the business. However, operating income before taxes, which is a non-GAAP measure, should not be construed as a substitute for income before income taxes and operating income should not be construed as a substitute for net income.

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

Results of Operations – Segments

The following is our discussion and analysis of the results of operations by business segment. The operating results are presented before interest expense, taxes and other items which management believes are not indicative of our core operations, including net realized and unrealized investment gains and losses and the results of discontinued operations.

The following table summarizes the results of operations for the periods indicated:

	Three Months Ended
	March 31,
(in millions)	2018	2017
Operating revenues
Net premiums written	$1,264.6	$1,186.8
Net premiums earned	1,263.6	1,181.3
Net investment income	82.9	71.1
Other income	7.8	6.6
Total operating revenues	1,354.3	1,259.0
Losses and operating expenses
Losses and LAE	785.8	766.5
Amortization of deferred acquisition costs	288.0	266.4
Other operating expenses	163.9	157.0
Total losses and operating expenses	1,237.7	1,189.9
Operating income before interest expense and income taxes	$116.6	$69.1

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Operating income before interest expense and income taxes was $116.6 million for the three months ended March 31, 2018, compared to $69.1 million for the three months ended March 31, 2017, an increase of $47.5 million. This increase was primarily due to lower catastrophe losses, improved non-catastrophe underwriting results, and higher net investment income.

Net premiums written increased by $77.8 million in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. This improvement was due to growth in our domestic lines.

Production and Underwriting Results

The following table summarizes premiums written on a gross and net basis, net premiums earned and loss, LAE, expense and combined ratios for the Commercial Lines, Personal Lines and Chaucer segments. Loss, LAE, catastrophe loss and combined ratios shown below include prior year reserve development. These items are not meaningful for our Other segment.

	Three Months Ended March 31, 2018
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$759.0	$671.9	$629.0	6.0	61.9	35.3	97.2
Personal Lines	419.6	396.8	413.5	6.7	67.9	27.9	95.8
Chaucer	390.5	195.9	221.1	2.6	52.0	45.2	97.2
Total	$1,569.1	$1,264.6	$1,263.6	5.6	62.2	34.7	96.9

	Three Months Ended March 31, 2017
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$718.0	$625.3	$588.3	6.2	63.8	36.4	100.2
Personal Lines	383.2	362.1	381.8	10.6	72.8	28.8	101.6
Chaucer	353.5	199.4	211.2	3.5	53.4	40.1	93.5
Total	$1,454.7	$1,186.8	$1,181.3	7.1	64.8	34.7	99.5

The following table summarizes net premiums written, and loss and LAE and catastrophe loss ratios by line of business for the Commercial Lines and Personal Lines segments. Loss and LAE and catastrophe loss ratios include prior year reserve development.

	Three Months Ended March 31,
	2018			2017
(dollars in millions)	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios
Commercial Lines:
Commercial multiple peril	$215.9	68.3	12.9	$203.0	68.8	11.5
Commercial automobile	89.7	72.5	0.4	83.0	70.1	0.6
Workers’ compensation	93.1	57.5	—	89.2	63.3	—
Other commercial	273.2	54.9	4.2	250.1	57.9	5.5
Total Commercial Lines	$671.9	61.9	6.0	$625.3	63.8	6.2
Personal Lines:
Personal automobile	$262.5	70.7	0.4	$239.6	71.2	0.6
Homeowners	125.6	64.4	18.0	114.4	78.0	29.0
Other personal	8.7	45.9	6.1	8.1	38.3	1.1
Total Personal Lines	$396.8	67.9	6.7	$362.1	72.8	10.6

The following table summarizes premiums written on a gross and net basis and net premiums earned by line of business for the Chaucer segment.

	Three Months Ended March 31,
	2018			2017
(in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Chaucer:
Treaty	$176.8	$74.9	$60.2	$150.2	$82.7	$59.8
Marine, aviation and political	80.0	51.5	63.6	85.1	54.1	60.2
Casualty	71.0	56.3	57.4	53.4	39.5	44.6
Energy	39.7	9.8	29.1	41.6	11.9	34.0
Property	23.0	3.4	10.8	23.2	11.2	12.6
Total Chaucer	$390.5	$195.9	$221.1	$353.5	$199.4	$211.2

The following table summarizes underwriting results for the Commercial Lines, Personal Lines, Chaucer and Other segments and reconciles it to operating income (loss) before interest expense and income taxes.

	Three Months Ended March 31,
	2018					2017
(in millions)	Commercial Lines	Personal Lines	Chaucer	Other	Total	Commercial Lines	Personal Lines	Chaucer	Other	Total
Underwriting profit (loss), excluding prior year reserve development and catastrophes	$52.8	$43.8	$3.2	$(1.0)	$98.8	$33.6	$32.1	$18.8	$(0.6)	$83.9
Prior year favorable (unfavorable) loss and LAE reserve development on non-catastrophe losses	1.6	(1.6)	8.7	(0.3)	8.4	0.1	(0.1)	2.3	(0.3)	2.0
Prior year favorable (unfavorable) catastrophe development	6.6	0.2	2.7	—	9.5	—	—	5.4	—	5.4
Current year catastrophe losses	(44.6)	(27.7)	(8.4)	—	(80.7)	(36.4)	(40.4)	(12.7)	—	(89.5)
Underwriting profit (loss)	16.4	14.7	6.2	(1.3)	36.0	(2.7)	(8.4)	13.8	(0.9)	1.8
Net investment income	45.3	18.4	16.4	2.8	82.9	40.3	17.1	12.4	1.3	71.1
Fees and other income	2.3	3.0	1.9	0.6	7.8	1.9	2.9	1.1	0.7	6.6
Other operating expenses	(2.5)	(1.7)	(1.6)	(4.3)	(10.1)	(2.1)	(1.7)	(2.4)	(4.2)	(10.4)
Operating income (loss) before interest expense and income taxes	$61.5	$34.4	$22.9	$(2.2)	$116.6	$37.4	$9.9	$24.9	$(3.1)	$69.1

Commercial Lines

Commercial Lines net premiums written were $671.9 million in the three months ended March 31, 2018, compared to $625.3 million in the three months ended March 31, 2017. This $46.6 million increase was primarily driven by pricing increases, strong retention, and targeted new business expansion, in addition to a favorable change in reinsurance reinstatement premiums. Reinsurance reinstatement activity increased net written and earned premiums by $3.3 million for the three months ended March 31, 2018, compared to a $7.2 million decrease for the three months ended March 31, 2017, a favorable change of $10.5 million.

Commercial Lines underwriting profit for the three months ended March 31, 2018 was $16.4 million, compared to an underwriting loss of $2.7 million for the three months ended March 31, 2017, a change of $19.1 million. Catastrophe-related losses for the three months ended March 31, 2018 were $38.0 million, compared to $36.4 million for the three months ended March 31, 2017, an increase of $1.6 million. Favorable development on prior years’ loss reserves for the three months ended March 31, 2018 was $1.6 million, compared to $0.1 million for the three months ended March 31, 2017, an increase of $1.5 million.

Commercial Lines current accident year underwriting profit, excluding catastrophes, was $52.8 million for the three months ended March 31, 2018, compared to $33.6 million for the three months ended March 31, 2017. This $19.2 million increase was primarily due to the favorable change in reinsurance reinstatement premiums, lower expenses and lower non-catastrophe current accident year losses. The favorable change in reinstatement premiums, net of ceding commissions, increased non-catastrophe current accident year underwriting profit by $9.0 million compared to the prior period.

We are continuing our efforts to improve underwriting results through increased rates, pricing segmentation, specific underwriting actions and targeted new business growth. Our ability to achieve overall rate increases is affected by the current competitive pricing environment, particularly for larger middle market accounts, which may hamper our ability to grow in this portion of our business.

Personal Lines

Personal Lines net premiums written were $396.8 million in the three months ended March 31, 2018, compared to $362.1 million in the three months ended March 31, 2017, an increase of $34.7 million. This was primarily due to higher renewal premium driven by rate increases and improved retention, as well as new business growth.

Net premiums written in the personal automobile line of business for the three months ended March 31, 2018 were $262.5 million compared to $239.6 million for the three months ended March 31, 2017, an increase of $22.9 million. This increase was primarily due to rate increases and an increase in policies in force of 3.9%. Net premiums written in the homeowners line of business for the three months ended March 31, 2018 were $125.6 million compared to $114.4 million for the three months ended March 31, 2017, an increase of $11.2 million. This is attributable to rate increases and an increase in policies in force of 4.0%.

Personal Lines underwriting profit for the three months ended March 31, 2018 was $14.7 million, compared to an underwriting loss of $8.4 million for the three months ended March 31, 2017, an improvement of $23.1 million. Catastrophe losses for the three months ended March 31, 2018 were $27.5 million, compared to $40.4 million for the three months ended March 31, 2017, a decrease of $12.9 million. Unfavorable development on prior years’ loss reserves for the three months ended March 31, 2018 was $1.6 million, compared to $0.1 million for the three months ended March 31, 2017, an increase of $1.5 million.

Personal Lines current accident year underwriting profit, excluding catastrophes, was $43.8 million in the three months ended March 31, 2018, compared to $32.1 million for the three months ended March 31, 2017. This $11.7 million improvement was primarily due to lower non-catastrophe current accident year losses, lower expenses and earned premium growth.

We have been able to obtain rate increases in our Personal Lines markets and we will continue to seek rate increases to meet or exceed loss cost trends. However, our ability to maintain Personal Lines net premiums written may be affected by price competition, our exposure management actions, and regulatory and legal developments. Additionally, these factors, along with weather-related loss volatility, may affect our ability to maintain and improve underwriting results. We monitor these trends and consider them in our rate actions.

Chaucer

Chaucer’s net premiums written were $195.9 million for the three months ended March 31, 2018, compared to $199.4 million for the three months ended March 31, 2017, a decrease of $3.5 million, or 1.8%, despite an increase in gross premiums written of $37.0 million. This was primarily due to a planned increase in ceded reinsurance premiums, as a result of current market conditions, partially offset by new business growth in our casualty and treaty lines.

Chaucer’s underwriting profit for the three months ended March 31, 2018 was $6.2 million, compared to $13.8 million for the three months ended March 31, 2017, a decline of $7.6 million. This decline is primarily due to higher expenses and current accident year losses, partially offset by higher favorable prior year development and lower catastrophe losses. Favorable development on prior years’ loss reserves for the three months ended March 31, 2018 was $8.7 million, compared to $2.3 million for the three months ended March 31, 2017, an increase of $6.4 million. Catastrophe losses for the three months ended March 31, 2018 were $5.7 million, compared to $7.3 million for the three months ended March 31, 2017, a decrease of $1.6 million.

Partially offsetting favorable development on prior years’ loss reserves was unfavorable development in the U.S. casualty business within the treaty line for years of account 2015 and 2016 of approximately $7 million for the three months ended March 31, 2018 and approximately $3 million for the three months ended March 31, 2017. The whole account aggregate excess of loss reinsurance contract into which we cede losses from this business reflects the deposit method of accounting, whereby loss recoveries under this reinsurance contract are deferred and recognized as net investment income over the estimated reinsurance contract term. For the three months ended March 31, 2018, net investment income includes $4.2 million due to the recognition of expected recoveries from this reinsurance contract, compared to $1.9 million similarly recognized for the three months ended March 31, 2017.

Chaucer’s current accident year underwriting profit, excluding catastrophes, was $3.2 million in the three months ended March 31, 2018, compared to $18.8 million for the three months ended March 31, 2017. This $15.6 million decline was primarily due to higher expenses due to foreign exchange fluctuations on overseas deposits of $5.7 million and higher brokerage costs of approximately $5.5 million, primarily due to a change in business mix. In addition, there were higher current accident year large losses in our property, political and marine lines.

We continue to experience significant competition across the international insurance industry, with current pricing conditions in all markets being affected by high industry capacity and competition. Also, losses in many of our product lines are inherently volatile as the underwriting loss for the prior year illustrates. Following recent industry losses, market prices may increase in selected classes, affecting both the lines of business we write, as well as the cost of reinsurance we purchase.

Other

Other operating loss was $2.2 million for the three months ended March 31, 2018, compared to $3.1 million for the three months ended March 31, 2017, a change of $0.9 million.

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

	Three Months Ended
	March 31,
in millions	2018	2017
Effect of revaluing loss and LAE reserves	$4.7	$(4.0)
Effect of revaluing overseas deposits and cash	(3.4)	2.3
Effect of revaluing premium receivables	(1.7)	0.5
Total FX effect on operating income before interest expense and income taxes	(0.4)	(1.2)
FX gains reflected in net realized and unrealized investment gains	0.2	—
Total FX effect on income before income taxes	(0.2)	(1.2)
Unrealized FX losses from investment securities	(1.1)	(0.2)
Total pre-tax effect of transactional FX losses on comprehensive income	(1.3)	(1.4)
Tax benefit	0.3	0.5
Total effect of transactional FX losses on comprehensive income	$(1.0)	$(0.9)

During the three months ended March 31, 2018, foreign exchange, on a net basis, had a minimal effect on pre-tax segment income, compared to $1.2 million for the three months ended March 31, 2017, although the impact on various individual components was more significant. These items result primarily from the revaluation of loss and LAE reserves in various currencies, partially offset by the revaluation of investments in overseas deposits and cash. For the three months ended March 31, 2018, these items resulted primarily from foreign exchange movements against the Australian Dollar and the Euro. For the three months ended March 31, 2017, these items resulted primarily from foreign exchange movements against the Australian Dollar. During the three months ended March 31, 2018, pre-tax unrealized foreign exchange losses from Euro-denominated investment securities were approximately $1 million, which were reflected as an increase to accumulated other comprehensive income. During the three months ended March 31, 2017, pre-tax unrealized foreign exchange losses from Euro-denominated investment securities were approximately zero.

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

Reserve for Losses and Loss Adjustment Expenses

Carried Reserves and Reserve Rollforward

The following table provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses.

	Three Months Ended
	March 31,
(in millions)	2018	2017
Gross loss and LAE reserves, beginning of period	$7,745.0	$6,949.4
Reinsurance recoverable on unpaid losses	2,608.4	2,274.8
Net loss and LAE reserves, beginning of period	5,136.6	4,674.6
Net incurred losses and LAE in respect of losses occurring in:
Current year	803.7	773.9
Prior year non-catastrophe loss development	(8.4)	(2.0)
Prior year catastrophe development	(9.5)	(5.4)
Total incurred losses and LAE	785.8	766.5
Net payments of losses and LAE in respect of losses occurring in:
Current year	187.2	167.1
Prior years	537.4	452.3
Total payments	724.6	619.4
Effect of foreign exchange rate changes	13.2	7.4
Net reserve for losses and LAE, end of period	5,211.0	4,829.1
Reinsurance recoverable on unpaid losses	2,308.2	2,273.9
Gross reserve for losses and LAE, end of period	$7,519.2	$7,103.0

The following table summarizes the gross reserve for losses and LAE by line of business.

	March 31,	December 31,
(in millions)	2018	2017
Commercial multiple peril	$1,040.5	$1,012.5
Workers’ compensation	638.4	628.3
Commercial automobile	377.6	380.2
Other commercial lines:
AIX program business	467.5	475.4
Other	900.8	904.1
Total other commercial lines	1,368.3	1,379.5
Total Commercial Lines	3,424.8	3,400.5
Personal automobile	1,458.1	1,471.7
Homeowners and other personal	166.6	147.6
Total Personal	1,624.7	1,619.3
Total Chaucer	2,431.3	2,686.5
Total Other Segment	38.4	38.7
Total loss and LAE reserves	$7,519.2	$7,745.0

“Other commercial lines – Other” in the table above, is primarily comprised of monoline general liability, management and professional general liability, umbrella, surety, fidelity, marine, miscellaneous property, and healthcare lines. Loss and LAE reserves in our “Total Other Segment” relate to our run-off voluntary assumed reinsurance pools business. Also included in the above table, are $59.0 million and $59.4 million of asbestos and environmental reserves as of March 31, 2018 and December 31, 2017, respectively. Included in the Chaucer segment are $107.4 million and $100.9 million of reserves as of March 31, 2018 and December 31, 2017, respectively, related to Chaucer’s financial and professional liability lines written in 2008 and prior periods.

Prior Year Development

The following table summarizes prior year (favorable) unfavorable development for the periods indicated:

	Three Months Ended March 31,
	2018			2017
(in millions)	Loss & LAE	Catastrophe	Total	Loss & LAE	Catastrophe	Total
Commercial Lines	$(1.6)	$(6.6)	$(8.2)	$(0.1)	$—	$(0.1)
Personal Lines	1.6	(0.2)	1.4	0.1	—	0.1
Chaucer	(8.7)	(2.7)	(11.4)	(2.3)	(5.4)	(7.7)
Other Segment	0.3	—	0.3	0.3	—	0.3
Total prior year (favorable) unfavorable development	$(8.4)	$(9.5)	$(17.9)	$(2.0)	$(5.4)	$(7.4)

It is not possible to know whether the factors that affected loss reserves in the first three months of 2018 will also occur in future periods. As discussed in detail in our Form 10-K for the year ended December 31, 2017, due to the highly specialized nature of the Lloyd’s business, many of our business classes at Chaucer result in claims experience and development patterns that are less predictable and more volatile than most of our Personal and Commercial lines businesses. We encourage you to read our Form 10-K for more information about our reserving process and the judgments, uncertainties and risks associated therewith.

Catastrophe Loss Development

In the three months ended March 31, 2018 and 2017, favorable catastrophe development was $9.5 million and $5.4 million, respectively. The favorable catastrophe development during the three months ended March 31, 2018 was driven by lower than expected losses related to the 2017 hurricanes and California wildfires. The favorable catastrophe development during the three months ended March 31, 2017 was primarily driven by lower than expected losses in Chaucer’s treaty line and to a lesser degree, in Chaucer’s political line.

2018 Loss and LAE Development, excluding catastrophes

For the three months ended March 31, 2018, net favorable loss and LAE development, excluding catastrophes, was $8.4 million, primarily due to lower than expected losses in Chaucer’s specialty treaty, political, and energy lines, partially offset by higher than expected losses in the U.S. casualty business within the treaty line. Also contributing to Chaucer’s favorable development was the favorable impact of foreign exchange rate movements on prior years’ loss reserves.

2017 Loss and LAE Development, excluding catastrophes

For the three months ended March 31, 2017, net favorable loss and LAE development, excluding catastrophes, was $2.0 million, primarily due to lower than expected losses in Chaucer’s energy line, partially offset by an increase in large loss estimates in the casualty and political lines and higher than expected losses in the U.S. casualty business within the treaty line. Also, partially offsetting Chaucer’s favorable development was the unfavorable impact of foreign exchange rate movements on prior years’ loss reserves.

Investments

Investment Results

Net investment income before income taxes was as follows:

	Three Months Ended March 31,
(dollars in millions)	2018	2017
Fixed maturities	$64.6	$60.9
Equity securities	3.9	4.3
Limited partnerships	7.3	2.3
Other investments	9.7	6.3
Investment expenses	(2.6)	(2.7)
Net investment income	$82.9	$71.1
Earned yield, fixed maturities	3.31%	3.38%
Earned yield, total portfolio	3.46%	3.28%

The increase in net investment income for the three months ended March 31, 2018 was primarily due to increased income from limited partnership investments and to the investment of higher operational cash flows. Net investment income also benefitted from additional income on certain reinsurance contracts subject to deposit accounting. These increases were partially offset by the impact of lower new money yields. We expect average fixed income investment yields to continue to decline as new money rates remain lower than embedded book yields.

Investment Portfolio

We held cash and investment assets diversified across several asset classes, as follows:

	March 31, 2018		December 31, 2017
(dollars in millions)	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
Fixed maturities, at fair value	$7,758.3	83.6%	$7,779.7	82.6%
Equity securities, at fair value	550.9	5.9	576.5	6.1
Mortgage and other loans	371.2	4.0	365.8	3.9
Other investments	341.5	3.7	319.7	3.4
Cash and cash equivalents	258.0	2.8	376.4	4.0
Total cash and investments	$9,279.9	100.0%	$9,418.1	100.0%

Cash and Investments

Total cash and investments decreased $138.2 million, or 1.5%, for the three months ended March 31, 2018, primarily due to market value depreciation, partially offset by operational cashflows.

The following table provides information about the investment types of our fixed maturities portfolio:

	March 31, 2018
(in millions) Investment Type	Amortized Cost	Fair Value	Net Unrealized Gains (Losses)	Change in Net Unrealized For the Year
U.S. Treasury and government agencies	$546.7	$536.0	$(10.7)	$(8.5)
Foreign government	244.7	244.8	0.1	(1.8)
Municipals:
Taxable	979.9	990.0	10.1	(12.2)
Tax-exempt	65.4	65.1	(0.3)	(0.7)
Corporate	4,279.0	4,250.7	(28.3)	(96.9)
Asset-backed:
Residential mortgage-backed	1,025.6	1,002.4	(23.2)	(18.6)
Commercial mortgage-backed	611.0	603.3	(7.7)	(12.4)
Asset-backed	67.0	66.0	(1.0)	(0.8)
Total fixed maturities	$7,819.3	$7,758.3	$(61.0)	$(151.9)

The decrease in net unrealized gains (losses) on fixed maturities was primarily due to higher prevailing interest rates and wider credit spreads.

Amortized cost and fair value by rating category were as follows:

		March 31, 2018			December 31, 2017
(dollars in millions) NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost	Fair Value	% of Total Fair Value	Amortized Cost	Fair Value	% of Total Fair Value
1	Aaa/Aa/A	$5,475.8	$5,427.9	70.0%	$5,333.5	$5,381.2	69.2%
2	Baa	1,983.1	1,965.8	25.3	1,996.0	2,026.7	26.0
3	Ba	189.1	192.6	2.5	183.7	191.5	2.5
4	B	157.0	157.7	2.0	166.6	171.1	2.2
5	Caa and lower	14.0	14.0	0.2	8.7	8.9	0.1
6	In or near default	0.3	0.3	—	0.3	0.3	—
Total fixed maturities		$7,819.3	$7,758.3	100.0%	$7,688.8	$7,779.7	100.0%

Based on ratings by the National Association of Insurance Commissioners (“NAIC”), approximately 95% of the fixed maturity portfolio consisted of investment grade securities at March 31, 2018 and December 31, 2017. The quality of our fixed maturity portfolio remains strong based on ratings, capital structure position, support through guarantees, underlying security, issuer diversification and yield curve position.

Our investment portfolio primarily consists of fixed maturity securities whose fair value is susceptible to market risk, including interest rate changes. See also “Quantitative and Qualitative Disclosures about Market Risk” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2017 Annual Report on Form 10-K. Duration is a measurement used to quantify our inherent interest rate risk and analyze invested assets relative to our reserve liabilities.

The duration of our fixed maturity portfolio was as follows:

	March 31, 2018			December 31, 2017
(dollars in millions) Duration	Amortized Cost	Fair Value	% of Total Fair Value	Amortized Cost	Fair Value	% of Total Fair Value
0-2 years	$1,331.5	$1,345.4	17.4%	$1,352.3	$1,375.1	17.7%
2-4 years	2,223.1	2,234.1	28.8	2,260.5	2,303.6	29.6
4-6 years	2,157.6	2,128.6	27.4	2,099.5	2,121.3	27.3
6-8 years	1,865.3	1,808.9	23.3	1,684.8	1,682.3	21.6
8-10 years	169.4	168.3	2.2	215.3	218.0	2.8
10+ years	72.4	73.0	0.9	76.4	79.4	1.0
Total fixed maturities	$7,819.3	$7,758.3	100.0%	$7,688.8	$7,779.7	100.0%

Weighted average duration:		4.3			4.3

Our fixed maturity and equity securities are carried at fair value. Financial instruments whose value was determined using significant management judgment or estimation constituted less than 1% of the total assets we measured at fair value. See also Note 5 – “Fair Value” in the Notes to Interim Consolidated Financial Statements.

Equity securities primarily consist of U.S. income-oriented large capitalization common stocks and developed market equity index exchange-traded funds.

Mortgage and other loans consist primarily of commercial mortgage loan participations which represent our interest in commercial mortgage loans originated by a third party. We share, on a pro-rata basis, in all related cash flows of the underlying mortgage loans, which are investment-grade quality and diversified by geographic area and property type.

Other investments consist primarily of investments in private equity limited partnerships and overseas deposits. Our investments in limited partnerships include interests in middle market mezzanine, private equity and credit funds. Overseas deposits are foreign and U.S. dollar-denominated investments maintained in overseas funds and managed exclusively by Lloyd’s. These funds are required in order to protect policyholders in overseas markets and enable Chaucer to operate in those markets. Access to those funds is restricted, and we have no control over the investment strategy.

Although we expect to invest new funds primarily in investment grade fixed maturities, we have invested, and expect to continue to invest, a portion of funds in limited partnerships, common equity securities, below investment grade fixed maturities and other investment assets.

Other-than-Temporary Impairments

For the three months ended March 31, 2018, we recognized in earnings $0.7 million of other-than-temporary impairments (“OTTI”) on corporate fixed maturities. For the three months ended March 31, 2017, we recognized in earnings $1.4 million of OTTI, primarily on other investments.

The carrying values of fixed maturity securities on non-accrual status at March 31, 2018 and December 31, 2017 were not material. The effects of non-accruals, compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities for the three months ended March 31, 2018 and 2017, were also not material. Any defaults in the fixed maturities portfolio in future periods may negatively affect investment income.

Unrealized Losses

Gross unrealized losses on fixed maturities as of March 31, 2018 were $142.2 million, an increase of $87.9 million compared to December 31, 2017, primarily attributable to higher prevailing interest rates and wider credit spreads. At March 31, 2018, gross unrealized losses consisted primarily of $78.1 million on corporate fixed maturities, $26.8 million on residential mortgage-backed securities, $12.7 million on U.S. government securities and $12.0 million on municipal securities. See Note 4 – “Investments” in the Notes to Interim Consolidated Financial Statements.

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

The following table sets forth gross unrealized losses for fixed maturities by maturity period at March 31, 2018 and December 31, 2017. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers.

	March 31,	December 31,
(in millions)	2018	2017
Due in one year or less	$0.7	$0.2
Due after one year through five years	29.1	12.3
Due after five years through ten years	67.7	22.6
Due after ten years	7.5	5.3
	105.0	40.4
Mortgage-backed and asset-backed securities	37.2	13.9
Total fixed maturities	$142.2	$54.3

As of January 1, 2018, we adopted ASC Update No. 2016-01, (Subtopic 825-10) Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU No. 2016-01”), which resulted in a cumulative effect adjustment of $97.8 million, net of tax, recorded to retained earnings. See Note 2 – “New Accounting Pronouncements” in the Notes to Interim Consolidated Financial Statements.  Beginning in 2018, our equity securities are carried at fair value with increases and decreases in fair value recorded in net income.  Previously, changes in fair value on equity securities were recorded in accumulated other comprehensive income, a component of shareholders’ equity.

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

Monetary policies in the developed economies, particularly in the United States, Europe and Japan, are supportive of moderate economic growth, while fiscal policies are more divergent and subject to change. Major central banks continue to closely monitor developments in global financial markets and the outlook for growth and are committed to adjust monetary policy as required to provide liquidity, support growth and achieve inflation targets. In the United States, the Federal Reserve (the “Fed”) increased its target for the federal funds rate by 0.25% in March 2018 and raised its range to 1.50% to 1.75%. The Fed expects that economic conditions will evolve in a manner that will warrant gradual increases in the federal funds rate and steady reductions in the size of its balance sheet. This is supported by its view that economic activity will expand at a moderate pace, labor conditions will remain strong and inflation will rise and stabilize around its 2 percent objective over the medium term. The Fed has communicated that the timing and size of future adjustments to the federal funds rate will depend on the realized and expected economic conditions relative to its objectives of maximum employment and 2 percent inflation. While the Fed believes near-term risks to the economic outlook appear roughly balanced, they continue to closely monitor inflation indicators and global economic and financial developments.

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

Other Items

Net income also included the following items:

	Three Months Ended March 31,
(in millions)	Commercial Lines	Personal Lines	Chaucer	Other	Discontinued Operations	Total
2018
Net realized and unrealized investment losses	$(16.1)	$(6.4)	$(0.6)	$(0.3)	$—	$(23.4)
Other non-operating items	—	—	—	(0.2)	—	(0.2)
Discontinued operations, net of taxes	—	—	—	—	(0.1)	(0.1)

2017
Net realized investment gains (losses)	$1.8	$1.2	$(0.5)	$(0.6)	$—	$1.9

We manage investment assets for our Commercial Lines, Personal Lines, and Other segments based on the requirements of our U.S. combined property and casualty companies. We allocate the investment income, expenses and net realized and unrealized investment gains and losses to our Commercial Lines, Personal Lines and Other segments based on actuarial information related to the underlying businesses. We manage investment assets separately for our Chaucer segment.

Net realized and unrealized losses on investments were $23.4 million for the three months ended March 31, 2018 and net realized gains were $1.9 million for the three months ended March 31, 2017. Net realized and unrealized losses in 2018 were primarily from changes in the fair value of equity securities of $23.0 million that are now required to be reflected in net income, due to the implementation of ASU 2016-01 effective January 1, 2018. (See also Note 2 – “New Accounting Pronouncements” in the Notes to Interim Consolidation Financial Statements). Net realized gains in 2017 were primarily due to $4.1 million of net gains recognized from the sale of equity securities, and to a lesser extent, fixed maturities. These gains were partially offset by $1.4 million of OTTI losses. During the three months ended March 31, 2017, there were net unrealized gains of $21.5 million from our equity portfolio included in AOCI.

Income Taxes

We are subject to the tax laws and regulations of the U.S. and foreign countries in which we operate. We file a consolidated U.S. federal income tax return that includes our holding company and its U.S. subsidiaries. Generally, taxes are accrued at the U.S. statutory tax rate for income from the U.S. operations. In December 2017, the U.S. statutory rate decreased from 35% to 21%, effective January 1, 2018. Our primary non-U.S. jurisdiction is in the U.K. In November 2015, the U.K. statutory tax rate decreased from 20% to 19% effective April 1, 2017. A further decrease in the U.K. tax rate was enacted in September 2016 to reduce the U.K. statutory rate to 17% effective April 1, 2020. We accrue taxes on certain non-U.S. income that is subject to U.S. tax at the enacted U.S. tax rate. Foreign tax credits, where available, are utilized to offset U.S. tax as permitted.

The provision for income taxes from continuing operations was an expense of $12.8 million in the three months ended March 31, 2018, compared to an expense of $13.8 million during the same period in 2017. These provisions resulted in consolidated effective income tax rates of 15.9% and 23.4% for the three months ended March 31, 2018 and 2017, respectively. These provisions reflect benefits related to tax planning strategies implemented in prior years of $2.5 million and $3.1 million during the three months ended March 31, 2018 and 2017, respectively. In addition, these provisions also included excess tax benefits related to stock-based compensation of $1.3 million and $2.3 million during the three months ended March 31, 2018 and 2017, respectively. Absent these items, the provision for income taxes would have been an expense of $16.6 million or 20.6% and $19.2 million or 32.5% for the three months ended March 31, 2018 and 2017, respectively.  The decrease in the income tax rate for the three months ended March 31, 2018 is primarily driven by the decrease in the U.S. statutory tax rate from 35% to 21% effective January 1, 2018.

The income tax provision on operating income was an expense of $20.2 million during the three months ended March 31, 2018, compared to an expense of $16.3 million during the same period in 2017. These provisions resulted in effective tax rates for operating income of 19.4% and 28.5% in 2018 and 2017, respectively. These provisions reflect excess tax benefits related to stock-based compensation of $1.3 million and $2.3 million during the three months ended March 31, 2018 and 2017, respectively.   Absent this item, the provision for income taxes would have been an expense of $21.5 million or 20.6% and $18.6 million or 32.6% for the three months ended March 31, 2018 and 2017, respectively.  The decrease in the income tax rate for the three months ended March 31, 2018 is primarily affected by the aforementioned decrease in the U.S. statutory rate.

Critical Accounting Estimates

Interim consolidated financial statements have been prepared in conformity with U.S. GAAP and include certain accounting policies that we consider to be critical due to the amount of judgment and uncertainty inherent in the application of those policies. While we believe that the amounts included in our consolidated financial statements reflect our best judgment, the use of different assumptions could produce materially different accounting estimates. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, we believe the following accounting estimates are critical to our operations and require the most subjective and complex judgment:

•	Reserve for losses and loss expenses
•	Reinsurance recoverable balances
•	Pension benefit obligations
•	Other-than-temporary impairments on fixed maturity securities
•	Deferred tax assets

For a more detailed discussion of these critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2017.

Statutory Surplus of U.S. Insurance Subsidiaries

The following table reflects statutory surplus for our U.S. insurance subsidiaries:

	March 31,	December 31,
(in millions)	2018	2017
Total Statutory Capital and Surplus–U.S. Insurance Subsidiaries	$2,126.5	$2,077.1

The statutory capital and surplus for our U.S. insurance subsidiaries increased $49.4 million during the first three months of 2018. This increase was primarily due to operating results, partially offset by unrealized losses and lower admitted deferred tax assets.

The NAIC prescribes an annual calculation regarding risk based capital (“RBC”). RBC ratios for regulatory purposes are expressed as a percentage of the capital required to be above the Authorized Control Level (the “Regulatory Scale”); however, in the insurance industry, RBC ratios are widely expressed as a percentage of the Company Action Level. The following table reflects the Company Action Level, the Authorized Control Level and RBC ratios for Hanover Insurance (which includes Citizens and other U.S. insurance subsidiaries), as of March 31, 2018, expressed both on the Industry Scale (Total Adjusted Capital divided by the Company Action Level) and Regulatory Scale (Total Adjusted Capital divided by Authorized Control Level):

(dollars in millions)	Company Action Level	Authorized Control Level	RBC Ratio Industry Scale	RBC Ratio Regulatory Scale
The Hanover Insurance Company	$1,008.4	$504.2	210%	420%

Funds at Lloyd’s

Chaucer through its corporate member, operates in the Lloyd’s market, which requires that each member deposit funds, referred to as “Funds at Lloyd’s”, to support their underwriting interests. Lloyd’s sets required capital annually for all participating syndicates based on each syndicate’s business plans, the rating and reserving environment, and discussions with regulatory and rating agencies. Although the minimum capital levels are set by Lloyd’s, it is the responsibility of Chaucer to continually monitor the risk profiles of its managed syndicates to ensure that the level of funding remains appropriate. Such capital can be comprised of investments, undrawn letters of credit provided by various banks, and cash and cash equivalents.

We have the following securities, letters of credit and cash and cash equivalents pledged to Lloyd’s to satisfy these capital requirements at March 31, 2018. At that date, we were in compliance with the capital requirements and expect to be able to meet these capital requirements in the future.

(in millions)
Fixed maturities, at fair value	$528.9
Letters of credit	308.2
Cash and cash equivalents	5.3
Total pledged to Lloyd’s	$842.4

Liquidity and Capital Resources

Liquidity is a measure of our ability to generate sufficient cash flows to meet the cash requirements of business operations. As a holding company, our primary ongoing source of cash is dividends from our insurance subsidiaries. However, dividend payments to us by our U.S. insurance subsidiaries are subject to limitations imposed by regulators, such as prior notice periods and the requirement that dividends in excess of a specified percentage of statutory surplus or prior year’s statutory earnings receive prior approval (so called “extraordinary dividends”). No dividends were paid to the holding company by Hanover Insurance during the first quarter of 2018.

Dividend payments to the holding company by Chaucer are regulated by U.K. law. Dividends from Chaucer are dependent on dividends from its subsidiaries. Annual dividend payments from Chaucer are limited to retained earnings that are not restricted by capital and other requirements for business at Lloyd’s. In addition, Chaucer must provide advance notice to the U.K.’s Prudential Regulation Authority (“PRA”) of certain proposed dividends or other payments from PRA regulated entities. No dividends were paid to the holding company by Chaucer during the first three months of 2018.

In connection with an intercompany borrowing arrangement between Chaucer and a wholly owned non-insurance subsidiary of the holding company, interest on a $300 million note is paid by Chaucer on a quarterly basis to this affiliate, which is ultimately available to provide dividends to the holding company. For the three months ended March 31, 2018, Chaucer paid $5.5 million of interest related to this note, which was then dividended to the holding company. For the three months ended March 31, 2017, Chaucer paid $3.8 million of interest related to this note, of which $3.4 million was paid as a dividend to the holding company.

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

Net cash provided by operating activities was $31.4 million during the first three months of 2018, as compared to $54.2 million during the first three months of 2017. The $22.8 million decrease in cash provided was primarily the result of higher loss payments, partially offset by an increase in premiums collected.

Net cash used in investing activities was $144.4 million during the first three months of 2018, as compared to $47.8 million during the first three months of 2017.  During 2018, cash used in investing activities primarily related to net purchases of fixed maturities. During 2017, cash used in investing activities primarily related to net purchases of other investments, primarily private equity partnerships and commercial mortgage loan participations.

Net cash used in financing activities was $7.6 million during the first three months of 2018, as compared to $32.1 million during the first three months of 2017. During 2018, cash used in financing activities primarily resulted from the payment of dividends to shareholders and repurchases of common stock, partially offset by cash inflows from short-term debt borrowings.  During 2017, cash used in financing activities primarily resulted from the payment of dividends to shareholders and cash outflows related to the security lending program, partially offset by cash inflows related to option exercises.

Dividends to common shareholders are subject to quarterly board approval and declaration. During the first three months of 2018, as declared by the Board, we paid a quarterly dividend of $0.54 per share to our shareholders totaling $22.9 million. We believe that our holding company assets are sufficient to provide for future shareholder dividends should the Board of Directors declare them.

At March 31, 2018, THG, as a holding company, held $282.9 million of fixed maturities and cash. We believe our holding company assets will be sufficient to meet our current year obligations, which consist primarily of dividends to our shareholders (as and to the extent declared), interest on our senior and subordinated debentures, certain costs associated with benefits due to our former life employees and agents, and, to the extent required, payments related to indemnification of liabilities associated with the sale of various subsidiaries. As discussed below, we have, and opportunistically may continue to, repurchase our common stock and debt. We may decide to provide funds to the holding company for these or other opportunities through dividends or short-term intercompany lending arrangements.

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

Our Board of Directors has authorized aggregate repurchases of our common stock of up to $900 million. Under the repurchase authorizations, the Company may repurchase, from time to time, common shares in amounts, at prices and at such times as the Company deems appropriate, subject to market conditions and other considerations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. During the first three months of 2018, we repurchased approximately 0.1 million shares of our common stock at a cost of $13.6 million. As of March 31, 2018, we have approximately $133 million available for repurchases under these repurchase authorizations.

We have a $200.0 million credit agreement which expires in November 2018, with an option to increase the facility to $300.0 million assuming no default and satisfaction of certain other conditions. The agreement also includes a $50 million sub-facility for standby letters of credit that can be used for general corporate purposes. Borrowings, if any, under the agreement are unsecured and incur interest at a rate per annum equal to, the higher of (a) the prime commercial lending rate of the administrative agent, (b) the Federal Funds Rate plus half a percent, or (c) the one month Adjusted LIBOR plus one percent and any applicable margin. The agreement contains financial covenants including, but not limited to, maintaining at least a certain level of consolidated equity, maximum consolidated leverage ratios and requires certain of our subsidiaries to maintain a minimum RBC ratio. We had no borrowings under this agreement during the first three months of 2018.

Membership in FHLBB provides us with access to additional liquidity based on our stock holdings and pledged collateral. At March 31, 2018, we had additional borrowing capacity of $38.8 million. There were $33.0 million of outstanding borrowings under this short-term facility at March 31, 2018 which is included in expenses and taxes payable in our consolidated balance sheet.

On October 27, 2017, we entered into a Standby Letter of Credit Facility Agreement (the “Facility Agreement”) not to exceed £220.0 million (or $308.3 million) outstanding at any one time, with the option to increase the amount available for issuances of letters of credit to £300.0 million (or $420.4 million) in the aggregate on one occasion only during the term of the Facility Agreement (subject to the consent of all lenders and assuming no default and satisfaction of other specified conditions). The Facility Agreement provides certain covenants including, but not limited to, the syndicates’ financial condition.  The Facility Agreement provides regulatory capital supporting Chaucer’s underwriting activities for the 2018 and 2019 years of account and each prior open year of account. The Facility Agreement is generally renewed biennially to support new underwriting years.

The Facility agreement is subject to a letter of credit commission fee on outstanding letters of credit, which is payable quarterly.  The Facility Agreement fee ranges from 0.90% to 1.50% per annum, depending on our credit ratings for portions that are not cash collateralized, 0.25% per annum for portions that are cash collateralized, and 0.40% per annum for portions that are cash-equivalent collateralized. We may, from time to time, collateralize a portion of the outstanding letter of credit. In addition to the commission fee on the uncollateralized outstanding letter of credit, a commitment fee in respect of the unutilized commitments under the Facility Agreement is payable quarterly, and ranges from 0.315% to 0.525% per annum, depending on our credit ratings.  Chaucer is also required to pay customary agency fees. We paid $1.1 million and $0.7 million in fees during the first three months of 2018 and 2017, respectively.

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
For a discussion of our outstanding debt agreements, see Note 6 – “Debt and Credit Arrangements” in the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data in our Annual Report on Form 10-K for the year ended December 31, 2017.

At March 31, 2018, we were in compliance with the covenants of our debt and credit agreements.

Off-Balance Sheet Arrangements

We currently do not have any material off-balance sheet arrangements that are reasonably likely to have an effect on our financial position, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contingencies and Regulatory Matters

Information regarding litigation, legal contingencies and regulatory matters appears in Part I – Note 12 “Commitments and Contingencies” in the Notes to Interim Consolidated Financial Statements.

Risks and Forward-Looking Statements

Information regarding risk factors and forward-looking information appears in Part II – Item 1A of this Quarterly Report on Form 10-Q and in Part I – Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. This Management’s Discussion and Analysis should be read and interpreted in light of such factors.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Our market risks, the ways we manage them, and sensitivity to changes in interest rates, equity price risk, and foreign currency exchange risk are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2017, included in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes in the first three months of 2018 to these risks or our management of them.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Based on our controls evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as required by Rule 13a-15(d) of the Exchange Act, to determine whether any changes occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there were no such changes during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Reference is made to the litigation matter captioned “Durand Litigation” under “Commitments and Contingencies – Legal Proceedings” in Note 12 in the Notes to Interim Consolidated Financial Statements.

ITEM 1A – RISK FACTORS

This document contains, and management may make, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, may be forward-looking statements. When used in our Management’s Discussion and Analysis, the words: “believes”, “anticipates”, “expects”, “projections”, “outlook”, “should”, “could”, “plan”, “guidance”, “likely”, “on track to”, “targeted” and similar expressions are intended to identify forward-looking statements. We caution readers that accuracy with respect to forward-looking projections is difficult and risks and uncertainties, in some cases, have affected, and in the future could affect, our actual results and could cause our actual results for the remainder of 2018 and beyond to differ materially from historical results and from those expressed in any of our forward-looking statements. We operate in a business environment that is continually changing, and as such, new risk factors may emerge over time. Additionally, our business is conducted in competitive markets and, therefore, involves a higher degree of risk. We cannot predict these new risk factors nor can we assess the impact, if any, that they may have on our business in the future. Some of the factors that could cause actual results to differ include, but are not limited to, the following:

•	changes in the demand for our products;
•	risks and uncertainties with respect to our ability to retain profitable policies in force and attract profitable policies and to increase rates commensurate with, or in excess of, loss trends;
•

changes in our estimates of loss and loss adjustment expense reserves, including with respect to catastrophes, which may result in lower current year underwriting income or adverse loss development, and could impact our carried reserves;

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

•	changes in our claims-paying and financial strength ratings;
•	negative changes in our level of statutory surplus;
•	risks and uncertainties with respect to our growth or operating strategies, or with respect to our expense and strategic initiatives;
•	our ability to declare and pay dividends;
•	changes in accounting principles and related financial reporting requirements;
•	errors or omissions in connection with the administration of any of our products;
•	risks and uncertainties with technology, data security, including cloud-based data information storage, and/or outsourcing relationships that may negatively impact our ability to conduct business;
•	an inability to be compliant with recently implemented regulations such as Solvency II or existing regulation such as those relating to sanctions and Sarbanes-Oxley;
•	unfavorable judicial or legislative developments;
•

risks and uncertainties associated with THG’s recent announcement that it is undertaking a review of strategic alternatives, including a possible sale, for Chaucer, including the potential for management distraction, and business and employee retention concerns; and

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

During the applicable reporting period, January 1 through March 31, 2018, Chaucer syndicate 1084 maintained a 5% participation in an aviation reinsurance arrangement to reinsure Bimeh Iran (“Iran Insurance Company”), an insurer wholly-owned by the Government of Iran.  The arrangement reinsures the hull, liability and cargo risks incurred by the underlying insured, Iran Air.  Bimeh Markazi, another insurer wholly-owned by the Government of Iran, was added as an additional reinsured.  This reinsurance arrangement, which is in effect for the period June 22, 2017 through June 21, 2018, is compliant with GLH.  The insuring language of the reinsurance arrangement contains a “sanctions exclusion” clause which would terminate coverage in the event Chaucer was not permitted to provide coverage under applicable law, including any subsequent changes in U.S., U.K. or other laws or regulations which would make continuation of such coverage non-compliant.  Estimated total annual gross revenues from this arrangement were $275,291, and total annual revenues, net of brokerage expenses and estimated retrocession costs, were $179,672.  It is not possible at this time to determine the net profit from the arrangement, although as of March 31, 2018, no claims have been paid by Chaucer to either of the reinsureds.  Chaucer expects that from time to time it may enter into other such transactions provided that they continue to be permissible under GLH and not prohibited by U.S. or other applicable sanctions regimes.

For a more detailed discussion of our risks and uncertainties, see also Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Shares purchased in the first quarter of 2018 are as follows:

			Total Number of	Approximate Dollar Value of
			Shares Purchased as	Shares That May Yet
			Part of Publicly	be Purchased Under the
	Total Number of	Average Price	Announced Plans or	Plans or Programs
Period	Shares Purchased	Paid per Share	Programs	(in millions)
January 1 - 31, 2018 (1)	7,713	$107.86	7,700	$146
February 1 - 28, 2018 (1)	90,899	109.43	70,714	138
March 1 - 31, 2018	45,100	112.10	45,100	133
Total	143,712	$110.18	123,514	$133

(1)

Includes 13 shares and 20,185 shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards for the months ended January 31, 2018 and February 28, 2018, respectively.

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

EX – 101

The following materials from The Hanover Insurance Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Income for the three months ended March 31, 2018 and 2017; (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017; (iii) Consolidated Balance Sheets at March 31, 2018 and December 31, 2017; (iv) Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2018 and 2017; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, and (vi) related notes to these financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hanover Insurance Group, Inc.
Registrant

May 3, 2018	/s/ John C. Roche
Date	John C. Roche
President, Chief Executive Officer and Director

May 3, 2018	/s/ Jeffrey M. Farber
Date	Jeffrey M. Farber
Executive Vice President and Chief Financial Officer