Form 10-Q
period 2018-06-30
HANOVER INSURANCE GROUP, INC.
filed 2018-08-03
CIK 944695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

The number of shares outstanding of the registrant’s common stock was 42,535,767 as of July 31, 2018.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2018	2017	2018	2017
Revenues
Premiums	$1,272.9	$1,181.2	$2,536.5	$2,362.5
Net investment income	78.7	72.3	161.6	143.4
Net realized and unrealized investment gains (losses):
Net realized gains (losses) from sales and other	(0.4)	7.7	(0.1)	11.0
Net change in fair value of equity securities	6.0	—	(17.0)	—
Net other–than–temporary impairment losses on investments recognized in earnings	(1.9)	(1.8)	(2.6)	(3.2)
Total net realized and unrealized investment gains (losses)	3.7	5.9	(19.7)	7.8
Fees and other income	7.5	6.7	15.3	13.3
Total revenues	1,362.8	1,266.1	2,693.7	2,527.0
Losses and expenses
Losses and loss adjustment expenses	783.6	725.0	1,569.4	1,491.5
Amortization of deferred acquisition costs	288.9	264.6	576.9	531.0
Interest expense	11.6	12.2	24.0	24.2
Other operating expenses	158.8	153.3	322.9	310.3
Total losses and expenses	1,242.9	1,155.1	2,493.2	2,357.0
Income before income taxes	119.9	111.0	200.5	170.0
Income tax expense (benefit):
Current	17.3	4.9	37.5	38.8
Deferred	3.4	27.7	(4.0)	7.6
Total income tax expense	20.7	32.6	33.5	46.4
Income from continuing operations	99.2	78.4	167.0	123.6
Net gain from discontinued operations (net of tax benefit of $0.1 for the six months ended June 30, 2018)	0.1	—	—	—
Net income	$99.3	$78.4	$167.0	$123.6
Earnings per common share:
Basic:
Income from continuing operations	$2.33	$1.85	$3.93	$2.91
Net gain from discontinued operations	0.01	—	—	—
Net income per share	$2.34	$1.85	$3.93	$2.91
Weighted average shares outstanding	42.5	42.5	42.5	42.5
Diluted:
Income from continuing operations	$2.30	$1.83	$3.88	$2.88
Net gain from discontinued operations	0.01	—	—	—
Net income per share	$2.31	$1.83	$3.88	$2.88
Weighted average shares outstanding	43.1	42.8	43.1	42.9

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2018	2017	2018	2017
Net income	$99.3	$78.4	$167.0	$123.6
Other comprehensive income (loss), net of tax:
Available-for-sale securities:
Net (depreciation) appreciation during the period	(49.0)	19.4	(172.9)	38.3
Change in other-than-temporary impairment losses recognized in other comprehensive income (loss)	(0.1)	0.4	0.3	0.5
Total available-for-sale securities	(49.1)	19.8	(172.6)	38.8
Pension and postretirement benefits:
Net change in net actuarial loss and prior service cost	0.9	2.4	(1.4)	4.7
Cumulative foreign currency translation adjustment:
Amount recognized as cumulative foreign currency translation during the period	(0.5)	(4.5)	(1.0)	0.6
Total other comprehensive (loss) income, net of tax	(48.7)	17.7	(175.0)	44.1
Comprehensive income (loss)	$50.6	$96.1	$(8.0)	$167.7

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
(In millions, except share data)	2018	2017
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $7,847.8 and $7,688.8)	$7,729.9	$7,779.7
Equity securities, at fair value	554.0	576.5
Other investments	736.8	685.5
Total investments	9,020.7	9,041.7
Cash and cash equivalents	244.9	376.4
Accrued investment income	62.7	62.7
Premiums and accounts receivable, net	1,773.4	1,567.6
Reinsurance recoverable on paid and unpaid losses and unearned premiums	2,832.3	3,057.0
Deferred acquisition costs	564.5	550.2
Deferred income taxes	71.2	29.2
Goodwill	192.1	192.6
Other assets	539.2	504.2
Assets of discontinued operations	102.6	88.0
Total assets	$15,403.6	$15,469.6
Liabilities
Loss and loss adjustment expense reserves	$7,506.4	$7,745.0
Unearned premiums	2,958.5	2,763.6
Expenses and taxes payable	643.3	716.2
Reinsurance premiums payable	452.9	344.8
Debt	787.1	786.9
Liabilities of discontinued operations	115.6	115.4
Total liabilities	$12,463.8	12,471.9
Commitments and contingencies
Shareholders’ Equity
Preferred stock, par value $0.01 per share; 20.0 million shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 300.0 million shares authorized; 60.5 million shares issued	0.6	0.6
Additional paid-in capital	1,864.2	1,857.0
Accumulated other comprehensive income (loss)	(169.1)	107.6
Retained earnings	2,200.4	1,975.0
Treasury stock at cost (18.0 million shares)	(956.3)	(942.5)
Total shareholders’ equity	2,939.8	2,997.7
Total liabilities and shareholders’ equity	$15,403.6	$15,469.6

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Six Months Ended
	June 30,
(In millions)	2018	2017
Preferred Stock
Balance at beginning and end of period	$—	$—
Common Stock
Balance at beginning and end of period	0.6	0.6
Additional Paid-in Capital
Balance at beginning of period	1,857.0	1,846.7
Employee and director stock-based awards and other	7.2	5.3
Balance at end of period	1,864.2	1,852.0
Accumulated Other Comprehensive Income (Loss), net of tax
Net Unrealized Appreciation (Depreciation) on Investments:
Balance at beginning of period	205.4	186.0
Net appreciation (depreciation) on available-for-sale securities	(172.6)	38.8
Adoption of Accounting Standards Update 2016-01 and 2018-02	(81.6)	—
Balance at end of period	(48.8)	224.8
Defined Benefit Pension and Postretirement Plans:
Balance at beginning of period	(79.5)	(102.5)
Net change in net actuarial loss and prior service cost	(1.4)	4.7
Adoption of Accounting Standards Update 2018-02	(16.2)	—
Balance at end of period	(97.1)	(97.8)
Cumulative Foreign Currency Translation Adjustment:
Balance at beginning of period	(18.3)	(20.7)
Amount recognized as cumulative foreign currency translation during the period	(1.0)	0.6
Adoption of Accounting Standards Update 2018-02	(3.9)	—
Balance at end of period	(23.2)	(20.1)
Total accumulated other comprehensive income (loss)	(169.1)	106.9
Retained Earnings
Balance at beginning of period	1,975.0	1,875.6
Cumulative effect of accounting change, net of taxes	104.3	—
Balance at beginning of period, as adjusted	2,079.3	1,875.6
Net income	167.0	123.6
Dividends to shareholders	(45.9)	(42.6)
Balance at end of period	2,200.4	1,956.6
Treasury Stock
Balance at beginning of period	(942.5)	(928.2)
Shares purchased at cost	(25.3)	(28.0)
Net shares reissued at cost under employee stock-based compensation plans	11.5	12.6
Balance at end of period	(956.3)	(943.6)
Total shareholders’ equity	$2,939.8	$2,972.5

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
(In millions)	2018	2017
Cash Flows From Operating Activities
Net income	$167.0	$123.6
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized and unrealized investment losses (gains)	19.4	(7.8)
Net amortization and depreciation	14.1	15.4
Stock-based compensation expense	7.6	7.3
Amortization of defined benefit plan costs	4.8	7.0
Deferred income tax (benefit) expense	(4.0)	7.6
Change in deferred acquisition costs	(14.3)	(29.6)
Change in premiums receivable, net of reinsurance premiums payable	(100.6)	(73.8)
Change in loss, loss adjustment expense and unearned premium reserves	249.3	384.7
Change in reinsurance recoverable	(53.3)	(72.7)
Change in expenses and taxes payable	(62.4)	(74.1)
Other, net	(48.1)	(37.8)
Net cash provided by operating activities	179.5	249.8
Cash Flows From Investing Activities
Proceeds from disposals and maturities of fixed maturities	637.8	578.8
Proceeds from disposals of equity securities and other investments	51.2	65.8
Purchase of fixed maturities	(822.6)	(668.4)
Purchase of equity securities and other investments	(92.8)	(113.5)
Capital expenditures	(7.8)	(8.6)
Net cash used in investing activities	(234.2)	(145.9)
Cash Flows From Financing Activities
Proceeds from exercise of employee stock options	11.1	10.3
Change in cash collateral related to securities lending program	(12.7)	(3.4)
Dividends paid to shareholders	(45.9)	(42.6)
Repurchases of common stock	(25.3)	(28.0)
Other financing activities	(3.2)	(2.8)
Net cash used in financing activities	(76.0)	(66.5)
Effect of exchange rate changes on cash	(0.8)	1.6
Net change in cash and cash equivalents	(131.5)	39.0
Net change in cash related to discontinued operations	-	(3.8)
Cash and cash equivalents, beginning of period	376.4	282.6
Cash and cash equivalents, end of period	$244.9	$317.8

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

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the first quarter, the effect of the adoption of new accounting standards ASC Update No. 2016-01 and ASC Update No. 2018-02 was incorrectly reflected in the presentation of other comprehensive income. The presentation of the adoption has been revised to only be presented in the Statement of Shareholders' Equity for the six months ended June 30, 2018. The revision decreased the Company's previously reported three months ended March 31, 2018 total other comprehensive loss, net of tax of $228.0 million and comprehensive loss of $160.3 million, by $101.7 million. The six months ended June 30, 2018 total other comprehensive loss, net of tax and comprehensive loss, reflecting the correction to the prior quarter, are $175.0 million and $8.0 million, respectively.  The Company evaluated the significance of this item and concluded that it was not material to its previously issued interim financial statements.  The associated corrections are reflected in this Form 10-Q report for all periods presented and will be reflected in the Company's future filings.

In the opinion of the Company’s management, the accompanying interim consolidated financial statements reflect all adjustments, consisting of normal recurring items, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 27, 2018.

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

In February 2016, the FASB issued ASC Update No. 2016-02, (Topic 842) Leases. This ASC update requires a lessee to recognize a right-of-use asset, which represents the lessee’s right to use a specified asset for the lease term, and a corresponding lease liability, which represents a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, for all leases that extend beyond 12 months. For finance or capital leases, interest on the lease liability will be recognized separately from amortization of the right-of-use asset in the statements of income and comprehensive income. In addition, the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows. For operating leases, the asset and liability will be amortized as a single lease cost, such that the cost of the lease is allocated over the lease term, on a generally straight-line basis, with all cash flows included within operating activities in the statement of cash flows. ASC Update No. 2016-02 requires that implementation of this guidance be through a modified retrospective transition approach. In July 2018, the FASB issued ASC Update No. 2018-11, (Topic 842) Leases Targeted Improvements, which provides entities with an additional transition method to adopt ASC Update No. 2016-02. Under this optional transition method, an entity can initially apply the new guidance at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The updated guidance in ASC Update No. 2016-02 is effective for interim and annual periods beginning after December 15, 2018 and the Company expects to adopt the guidance using the optional transition method provided in ASC Update No. 2018-11. The Company is continuing to evaluate the impact of the adoption of ASC Update No. 2016-02 on its results of operations. It is expected that assets and liabilities will increase based on the present value of remaining lease payments for leases in place at the adoption date; however, the impact is not expected to be significant to the Company’s financial position.

3. Income Taxes

Income tax expense for the six months ended June 30, 2018 and 2017 has been computed using estimated annual effective tax rates. These rates reflect the change in the U.S. statutory tax rate from 35% to 21%, effective January 1, 2018. These rates are revised, if necessary, at the end of each successive interim period to reflect current estimates of the annual effective tax rates.

For the six months ended June 30, 2018, the tax provision was comprised of a $25.7 million U.S. federal income tax expense and a $7.8 million foreign income tax expense. For the six months ended June 30, 2017, the tax provision was comprised of a $44.3 million U.S. federal income tax expense and a $2.1 million foreign income tax expense.

The Company or its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions, as well as foreign jurisdictions. The Company and its subsidiaries are subject to U.S. federal and state income tax examinations and foreign examinations for years after 2013.

4. Investments

A. Fixed maturities

The amortized cost and fair value of available-for-sale fixed maturity securities were as follows:

	June 30, 2018
		Gross	Gross		OTTI
	Amortized	Unrealized	Unrealized		Unrealized
(in millions)	Cost	Gains	Losses	Fair Value	Losses
U.S. Treasury and government agencies	$595.1	$1.7	$16.3	$580.5	$—
Foreign government	209.6	2.1	2.2	209.5	—
Municipal	1,035.3	17.9	15.5	1,037.7	—
Corporate	4,278.7	38.9	101.3	4,216.3	6.6
Residential mortgage-backed	1,026.7	1.8	31.5	997.0	—
Commercial mortgage-backed	624.0	1.0	13.4	611.6	—
Asset-backed	78.4	-	1.1	77.3	—
Total fixed maturities	$7,847.8	$63.4	$181.3	$7,729.9	$6.6

	December 31, 2017
		Gross	Gross		OTTI
	Amortized	Unrealized	Unrealized		Unrealized
(in millions)	Cost	Gains	Losses	Fair Value	Losses
U.S. Treasury and government agencies	$513.6	$3.4	$5.6	$511.4	$—
Foreign government	240.8	3.2	1.3	242.7	—
Municipal	1,053.3	29.8	7.1	1,076.0	—
Corporate	4,238.9	95.0	26.4	4,307.5	6.9
Residential mortgage-backed	990.6	6.5	11.1	986.0	—
Commercial mortgage-backed	591.7	7.2	2.5	596.4	—
Asset-backed	59.9	0.1	0.3	59.7	—
Total fixed maturities	$7,688.8	$145.2	$54.3	$7,779.7	$6.9

Other-than-temporary impairments (“OTTI”) unrealized losses in the tables above represent OTTI recognized in accumulated other comprehensive income (“AOCI”). This amount excludes net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date of $9.1 million and $11.5 million as of June 30, 2018 and December 31, 2017, respectively.

In accordance with Lloyd’s operating guidelines, the Company deposits funds at Lloyd’s to support underwriting operations. These funds are available only to fund claim obligations. These assets consisted of $596.4 million of fixed maturities and $7.1 million of cash and cash equivalents as of June 30, 2018. The Company also deposits funds with various state and governmental authorities in the U.S. For a discussion of the Company’s deposits with state and governmental authorities, see also Note 3 – “Investments” of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017.

The amortized cost and fair value by maturity periods for fixed maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or the Company may have the right to put or sell the obligations back to the issuers.

	June 30, 2018
	Amortized	Fair
(in millions)	Cost	Value
Due in one year or less	$408.2	$409.7
Due after one year through five years	2,789.5	2,784.6
Due after five years through ten years	2,589.6	2,515.2
Due after ten years	331.4	334.5
	6,118.7	6,044.0
Mortgage-backed and asset-backed securities	1,729.1	1,685.9
Total fixed maturities	$7,847.8	$7,729.9

B. Fixed maturity securities in an unrealized loss position

The following tables provide information about the Company’s available-for-sale fixed maturity securities that were in an unrealized loss position at June 30, 2018 and December 31, 2017 including the length of time the securities have been in an unrealized loss position:

	June 30, 2018
	12 months or less		Greater than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in millions)	Losses	Value	Losses	Value	Losses	Value
Investment grade:
U.S. Treasury and government agencies	$10.0	$393.6	$6.3	$103.2	$16.3	$496.8
Foreign governments	1.3	86.6	0.9	52.5	2.2	139.1
Municipal	8.5	390.7	7.0	126.6	15.5	517.3
Corporate	57.2	2,343.5	33.1	480.1	90.3	2,823.6
Residential mortgage-backed	13.1	512.5	18.4	347.4	31.5	859.9
Commercial mortgage-backed	10.4	445.6	3.0	61.2	13.4	506.8
Asset-backed	1.0	56.6	0.1	1.6	1.1	58.2
Total investment grade	101.5	4,229.1	68.8	1,172.6	170.3	5,401.7
Below investment grade:
Municipal	—	0.9	—	—	—	0.9
Corporate	4.6	151.0	6.4	38.1	11.0	189.1
Total below investment grade	4.6	151.9	6.4	38.1	11.0	190.0
Total fixed maturities	$106.1	$4,381.0	$75.2	$1,210.7	$181.3	$5,591.7

	December 31, 2017
	12 months or less		Greater than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in millions)	Losses	Value	Losses	Value	Losses	Value
Investment grade:
U.S. Treasury and government agencies	$2.1	$282.1	$3.5	$103.1	$5.6	$385.2
Foreign governments	0.9	99.4	0.4	22.8	1.3	122.2
Municipal	2.1	257.5	5.0	133.1	7.1	390.6
Corporate	5.6	799.6	12.3	481.3	17.9	1,280.9
Residential mortgage-backed	2.0	272.9	9.1	362.4	11.1	635.3
Commercial mortgage-backed	0.9	139.3	1.6	63.2	2.5	202.5
Asset-backed	0.3	34.5	—	2.5	0.3	37.0
Total investment grade	13.9	1,885.3	31.9	1,168.4	45.8	3,053.7
Below investment grade:
Corporate	1.7	53.2	6.8	43.5	8.5	96.7
Total fixed maturities	$15.6	$1,938.5	$38.7	$1,211.9	$54.3	$3,150.4

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

C. Proceeds from sales

The proceeds from sales of available-for-sale securities and gross realized gains and gross realized losses on those sales were as follows:

	Three Months Ended June 30,
	2018			2017
	Proceeds from	Gross	Gross	Proceeds from	Gross	Gross
(in millions)	Sales	Gains	Losses	Sales	Gains	Losses
Fixed maturities	$164.6	$1.7	$2.5	$132.5	$3.1	$0.4

	Six Months Ended June 30,
	2018			2017
	Proceeds from	Gross	Gross	Proceeds from	Gross	Gross
(in millions)	Sales	Gains	Losses	Sales	Gains	Losses
Fixed maturities	$292.4	$2.3	$4.8	$230.1	$5.2	$1.4

D. Other-than-temporary impairments

For the three months ended June 30, 2018, total OTTI of $1.9 million, which consisted of other invested assets and fixed maturities, was recognized in earnings. For the six months ended June 30, 2018, total OTTI was $2.9 million, consisting primarily of fixed maturities and other invested assets. Of this amount, $2.6 million was recognized in earnings and the remaining $0.3 million was recorded as unrealized losses in AOCI.

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

The methodology and significant inputs used to measure the amount of credit losses on fixed maturities in 2018 and 2017 were as follows:

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Credit losses at beginning of period	$3.3	$9.9	$3.9	$10.0
Credit losses for which an OTTI was not previously recognized	0.7	0.2	0.9	0.2
Additional credit losses on securities for which an OTTI was previously recognized	0.1	0.1	0.1	0.1
Reductions for securities sold, matured or called	(0.1)	(0.6)	(0.9)	(0.7)
Credit losses at end of period	$4.0	$9.6	$4.0	$9.6

E. Equity securities

Equity securities are carried at fair value. Effective January 1, 2018, all increases or decreases in fair value on equity securities are reported in net realized and unrealized investment gains (losses) on the Consolidated Statements of Income. Previously, equity securities were categorized as available-for-sale and unrealized gains and losses were reported in AOCI, a separate component of shareholders’ equity. As of December 31, 2017, we held equity securities with a fair value of $576.5 million and a cost of $433.7 million. On January 1, 2018, the Company recorded a cumulative effect adjustment which included the reclassification of net unrealized gains on equities of $142.8 million, pre-tax, from AOCI to retained earnings.

The following table provides pre-tax realized and unrealized gains (losses) on equity securities recognized in net income during the three and six months ended June 30, 2018:

(in millions)	Three Months Ended	Six Months Ended
Net gains (losses) recognized during the period	$6.0	$(17.0)
Less: net losses recognized on equity securities sold during the period	(1.3)	(0.8)
Net unrealized gains (losses) recognized during the period on equity securities still held	$7.3	$(16.2)

During the three and six months ended June 30, 2017, there were net unrealized gains on equity securities of $7.9 million and $29.4 million, respectively, recognized in AOCI and net realized gains from sales of equity securities of $3.4 million and $5.8 million, respectively, recognized in earnings. Proceeds from the sale of equities for the three and six months ended June 30, 2017 were $32.7 million and $46.3 million, respectively.

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

Other Investments

Other investments primarily include mortgage participations, limited partnerships not subject to equity method of accounting, and overseas trust funds required in connection with the Company’s Lloyd’s business. Fair values of mortgage participations are estimated by discounting the contractual cash flows using the rates at which similar loans would be made to borrowers with comparable credit ratings and are reported as Level 3.  The fair values of limited partnerships not subject to the equity method of accounting are based on the net asset value provided by the general partner adjusted for recent financial information and are excluded from the fair value hierarchy.  Fair values of overseas trust funds are provided by the investment manager based on quoted prices for similar instruments in active markets and are reported as Level 2.

Debt

The fair value of debt is estimated based on quoted market prices for identical or similar issuances. If a quoted market price is not available, fair values are estimated using discounted cash flows that are based on current interest rates and yield curves for debt issuances with maturities and credit risks consistent with the debt being valued. Debt is reported as Level 2.

The estimated fair value of the financial instruments were as follows:

	June 30, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
(in millions)	Value	Value	Value	Value
Financial Assets carried at (1):
Fair Value through AOCI:
Fixed maturities	$7,729.9	$7,729.9	$7,779.7	$7,779.7
Equity securities	—	—	576.5	576.5
Other investments	—	—	3.6	3.6
Fair Value through Net Income:
Equity securities	554.0	554.0	—	—
Other investments	286.8	286.8	122.8	122.8
Amortized Cost/Cost:
Other investments	393.0	394.4	512.8	518.3
Cash and cash equivalents	244.9	244.9	376.4	376.4
	$9,208.6	$9,210.0	$9,371.8	$9,377.3

Financial Liabilities carried at:
Amortized Cost:
Debt	$787.1	$838.6	$786.9	$865.7

(1)	Due to the adoption of ASU No. 2016-01, certain classifications are not comparable to the prior year. See Note 2 – “New Accounting Pronouncements”.

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

The following tables provide, for each hierarchy level, the Company’s assets that were measured at fair value on a recurring basis.

	June 30, 2018
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$580.5	$235.4	$345.1	$—
Foreign government	209.5	21.1	188.4	—
Municipal	1,037.7	—	1,013.3	24.4
Corporate	4,216.3	—	4,215.5	0.8
Residential mortgage-backed, U.S. agency backed	993.8	—	993.8	—
Residential mortgage-backed, non-agency	3.2	—	3.2	—
Commercial mortgage-backed	611.6	—	598.3	13.3
Asset-backed	77.3	—	77.3	—
Total fixed maturities	7,729.9	256.5	7,434.9	38.5
Equity securities	554.0	552.9	—	1.1
Other investments	128.5	—	124.9	3.6
Total investment assets at fair value	$8,412.4	$809.4	$7,559.8	$43.2

	December 31, 2017
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$511.4	$227.6	$283.8	$—
Foreign government	242.7	50.1	192.6	—
Municipal	1,076.0	—	1,049.2	26.8
Corporate	4,307.5	—	4,306.6	0.9
Residential mortgage-backed, U.S. agency backed	956.4	—	956.4	—
Residential mortgage-backed, non-agency	29.6	—	29.6	—
Commercial mortgage-backed	596.4	—	582.2	14.2
Asset-backed	59.7	—	59.7	—
Total fixed maturities	7,779.7	277.7	7,460.1	41.9
Equity securities	568.1	567.0	—	1.1
Other investments	126.4	—	122.8	3.6
Total investment assets at fair value	$8,474.2	$844.7	$7,582.9	$46.6

Limited partnerships measured at fair value using NAV based on an ownership interest in partners’ capital have not been included in the tables above. At June 30, 2018 and December 31, 2017, the fair values of these investments were $158.3 million and $149.4 million, respectively, which are less than 2% of total investment assets.

The following tables provide, for each hierarchy level, the Company’s estimated fair values of financial instruments that were not carried at fair value:

	June 30, 2018
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$244.9	$244.9	$—	$—
Other investments	394.4	—	8.8	385.6
Liabilities:
Debt	$838.6	$—	$838.6	$—

	December 31, 2017
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$376.4	$376.4	$—	$—
Equity securities	8.4	—	8.4	—
Other investments	368.9	—	—	368.9
Liabilities:
Debt	$865.7	$—	$865.7	$—

The tables below provide a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fixed Maturities
(in millions)	Municipal	Corporate	Commercial mortgage- backed	Total	Equity and Other	Total Assets
Three Months Ended
June 30, 2018
Balance April 1, 2018	$25.3	$0.8	$13.5	$39.6	$4.7	$44.3
Total losses:
Included in other comprehensive income-net depreciation on available-for-sale securities	(0.1)	—	(0.1)	(0.2)	—	(0.2)
Sales	(0.8)	—	(0.1)	(0.9)	—	(0.9)
Balance June 30, 2018	$24.4	$0.8	$13.3	$38.5	$4.7	$43.2
Three Months Ended
June 30, 2017
Balance April 1, 2017	$30.8	$3.9	$14.6	$49.3	$5.6	$54.9
Total gains (losses):
Included in total net realized and unrealized investment gains	—	0.3	—	0.3	—	0.3
Included in other comprehensive income-net appreciation (depreciation) on available-for-sale securities	0.2	(0.2)	0.1	0.1	—	0.1
Sales	(0.9)	(3.0)	(0.1)	(4.0)	—	(4.0)
Balance June 30, 2017	$30.1	$1.0	$14.6	$45.7	$5.6	$51.3

	Fixed Maturities
(in millions)	Municipal	Corporate	Commercial mortgage- backed	Total	Equity and Other	Total Assets
Six Months Ended
June 30, 2018
Balance January 1, 2018	$26.8	$0.9	$14.2	$41.9	$4.7	$46.6
Total gains (losses):
Included in total net realized and unrealized investment gains	0.1	—	—	0.1	—	0.1
Included in other comprehensive income-net depreciation on available-for-sale securities	(0.6)	—	(0.3)	(0.9)	—	(0.9)
Sales	(1.9)	(0.1)	(0.6)	(2.6)	—	(2.6)
Balance June 30, 2018	$24.4	$0.8	$13.3	$38.5	$4.7	$43.2

Six Months Ended
June 30, 2017
Balance January 1, 2017	$31.0	$4.2	$15.0	$50.2	$5.6	$55.8
Total gains (losses):
Included in total net realized and unrealized investment gains	—	0.3	—	0.3	—	0.3
Included in other comprehensive income-net appreciation (depreciation) on available-for-sale securities	0.4	(0.2)	0.1	0.3	—	0.3
Sales	(1.3)	(3.3)	(0.5)	(5.1)	—	(5.1)
Balance June 30, 2017	$30.1	$1.0	$14.6	$45.7	$5.6	$51.3

During the three and six months ended June 30, 2018 and 2017, there were no transfers in or out of Level 3, nor were there any transfers between Level 1 and Level 2. There were no Level 3 liabilities held by the Company for the six months ended June 30, 2018 and 2017.

The following table provides quantitative information about the significant unobservable inputs used by the Company in the fair value measurements of Level 3 assets. Where discounted cash flows were used in the valuation of fixed maturities, the internally-developed discount rate was adjusted by the significant unobservable inputs shown in the table.

			June 30, 2018		December 31, 2017
	Valuation	Significant	Fair	Range	Fair	Range
(in millions)	Technique	Unobservable Inputs	Value	(Wtd Average)	Value	(Wtd Average)
Fixed maturities:
Municipal	Discounted	Discount for:	$24.4		$26.8
	cash flow	Small issue size Credit stress Above-market coupon		0.7 -6.8% (3.2%) 1.3% (1.3%) 0.3 - 0.5% (0.4%)		0.7 - 6.8% (3.3%) 0.9 - 1.5% (1.2%) 0.3 - 0.5% (0.4%)
Corporate	Discounted	Discount for:	0.8		0.9
	cash flow	Small issue size Above-market coupon		2.5% (2.5%) 0.3% (0.3%)		2.5% (2.5%) 0.3% (0.3%)
Commercial mortgage-backed	Discounted	Discount for:	13.3		14.2
	cash flow	Small issue size Above-market coupon Lease structure		1.9 - 3.1% (2.7%) 0.5% (0.5%) 0.3% (0.3%)		1.9 - 3.1% (2.6%) 0.5% (0.5%) 0.3% (0.3%)
Equity securities	Market	Net tangible asset	1.1		1.1
	comparables	market multiples		1.0X (1.0X)		1.0X (1.0X)
Other	Discounted	Discount rate	3.6	18.0% (18.0%)	3.6	18.0% (18.0%)
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

6. Pension and Other Postretirement Benefit Plans

The components of net periodic pension cost for defined benefit pension and other postretirement benefit plans included in the Company’s results of operations are as follows:

	Three Months Ended June 30,
	2018	2017	2018	2017
(in millions)	Pension Plans		Postretirement Plans
Service cost - benefits earned during the period	$—	$—	$—	$—
Interest cost	5.9	6.5	0.1	0.1
Expected return on plan assets	(6.8)	(6.8)	—	—
Recognized net actuarial loss	2.4	3.8	—	0.1
Amortization of prior service cost	—	—	(0.1)	(0.4)
Net periodic pension cost (benefit)	$1.5	$3.5	$—	$(0.2)

	Six Months Ended June 30,
	2018	2017	2018	2017
(in millions)	Pension Plans		Postretirement Plans
Service cost - benefits earned during the period	$—	$—	$—	$—
Interest cost	11.8	12.9	0.2	0.2
Expected return on plan assets	(13.7)	(13.6)	—	—
Recognized net actuarial loss	4.9	7.6	0.1	0.1
Amortization of prior service cost	—	—	(0.2)	(0.7)
Net periodic pension cost (benefit)	$3.0	$6.9	$0.1	$(0.4)

7. Other Comprehensive Income

The following tables provide changes in other comprehensive income.

	Three Months Ended June 30,
	2018			2017
		Tax			Tax
		Benefit	Net of		Benefit	Net of
(in millions)	Pre-Tax	(Expense)	Tax	Pre-Tax	(Expense)	Tax
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during period	$(58.1)	$12.4	$(45.7)	$41.0	$(14.5)	$26.5
Amount of realized gains (losses) from sales and other	—	(3.3)	(3.3)	(7.2)	(0.7)	(7.9)
Portion of other-than-temporary impairment losses recognized in earnings	(0.1)	—	(0.1)	1.8	(0.6)	1.2
Net unrealized gains (losses)	(58.2)	9.1	(49.1)	35.6	(15.8)	19.8
Pension and postretirement benefits:
Net change in net actuarial loss and prior service cost	1.1	(0.2)	0.9	3.5	(1.1)	2.4
Cumulative foreign currency translation adjustment:
Foreign currency translation recognized during the period	(0.6)	0.1	(0.5)	(6.9)	2.4	(4.5)
Other comprehensive income (loss)	$(57.7)	$9.0	$(48.7)	$32.2	$(14.5)	$17.7

	Six Months Ended June 30,
	2018			2017
		Tax			Tax
		Benefit	Net of		Benefit	Net of
(in millions)	Pre-Tax	(Expense)	Tax	Pre-Tax	(Expense)	Tax
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during period	$(211.8)	$44.5	$(167.3)	$79.0	$(27.8)	$51.2
Amount of realized gains (losses) from sales and other	0.2	(5.8)	(5.6)	(11.3)	(2.4)	(13.7)
Portion of other-than-temporary impairment losses recognized in earnings	0.4	(0.1)	0.3	2.0	(0.7)	1.3
Net unrealized gains (losses)	(211.2)	38.6	(172.6)	69.7	(30.9)	38.8
Pension and postretirement benefits:
Net change in net actuarial loss and prior service cost	(1.8)	0.4	(1.4)	7.0	(2.3)	4.7
Cumulative foreign currency translation adjustment:
Foreign currency translation recognized during the period	(1.2)	0.2	(1.0)	0.9	(0.3)	0.6
Other comprehensive income (loss)	$(214.2)	$39.2	$(175.0)	$77.6	$(33.5)	$44.1

Reclassifications out of accumulated other comprehensive income were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
	Amount Reclassified from
Details about Accumulated Other	Accumulated Other				Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income				Where Net Income is Presented
Unrealized gains on available-for-sale
securities	$—	$7.2	$(0.2)	$11.3	Net realized gains (losses) from sales and other
					Net other-than-temporary impairment
	0.1	(1.8)	(0.4)	(2.0)	losses on investments recognized in earnings
	0.1	5.4	(0.6)	9.3	Total before tax
	3.3	1.3	5.9	3.1	Tax benefit
	3.4	6.7	5.3	12.4	Net of tax
Amortization of defined benefit					Loss adjustment expenses and other
pension and postretirement plans	(2.3)	(3.5)	(4.8)	(7.0)	operating expenses
	0.5	1.1	1.0	2.3	Tax benefit
	(1.8)	(2.4)	(3.8)	(4.7)	Net of tax
Total reclassifications for the period	$1.6	$4.3	$1.5	$7.7	Benefit to income, net of tax

The amount reclassified from accumulated other comprehensive income for the pension and postretirement benefits was allocated approximately 40% to loss adjustment expenses and 60% to other operating expenses for the three and six months ended June 30, 2018 and 2017.

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

Summarized below is financial information with respect to the Company’s business segments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Operating revenues:
Commercial Lines	$681.7	$634.5	$1,358.3	$1,265.0
Personal Lines	444.5	411.5	879.4	813.3
Chaucer	228.8	211.2	468.2	435.9
Other	4.1	3.0	7.5	5.0
Total	1,359.1	1,260.2	2,713.4	2,519.2
Net realized and unrealized investment gains (losses)	3.7	5.9	(19.7)	7.8
Total revenues	$1,362.8	$1,266.1	$2,693.7	$2,527.0
Operating income (loss) before interest expense and income taxes:
Commercial Lines:
Underwriting income (loss)	$37.7	$2.3	$54.1	$(0.4)
Net investment income	44.8	41.3	90.1	81.6
Other expense	(0.5)	(0.4)	(0.7)	(0.6)
Commercial Lines operating income	82.0	43.2	143.5	80.6
Personal Lines:
Underwriting income	8.0	29.5	22.7	21.1
Net investment income	18.1	17.4	36.5	34.5
Other income	1.2	1.0	2.5	2.2
Personal Lines operating income	27.3	47.9	61.7	57.8
Chaucer:
Underwriting income	9.3	18.0	15.5	31.8
Net investment income	12.5	11.3	28.9	23.7
Other income (expense)	0.1	0.4	0.4	(0.9)
Chaucer operating income	21.9	29.7	44.8	54.6
Other:
Underwriting loss	(1.4)	(0.9)	(2.7)	(1.8)
Net investment income	3.3	2.3	6.1	3.6
Other expense	(3.3)	(3.3)	(7.0)	(6.8)
Other operating (loss) gain	(1.4)	(1.9)	(3.6)	5.0
Operating income before interest expense and income taxes	129.8	118.9	246.4	188.0
Interest on debt	(11.6)	(12.2)	(24.0)	(24.2)
Operating income before income taxes	118.2	106.7	222.4	163.8
Non-operating income items:
Net realized and unrealized investment gains (losses)	3.7	5.9	(19.7)	7.8
Other non-operating items	(2.0)	(1.6)	(2.2)	(1.6)
Income before income taxes	$119.9	$111.0	$200.5	$170.0

The Company recognized approximately $2 million in net foreign exchange gains and $3 million in net foreign exchange losses in the Statements of Income during the three months ended June 30, 2018 and 2017, respectively. The Company recognized approximately $1 million in net foreign exchange gains and $4 million in net foreign exchange losses in the Statements of Income during the six months ended June 30, 2018 and 2017, respectively.

The following table provides identifiable assets for the Company’s business segments and discontinued operations:

	June 30, 2018	December 31, 2017
(in millions)	Identifiable Assets
U.S. Companies	$11,049.8	$10,909.2
Chaucer	4,251.2	4,472.4
Discontinued operations	102.6	88.0
Total	$15,403.6	$15,469.6

The Company reviews the assets of its U.S. Companies collectively and does not allocate them between the Commercial Lines, Personal Lines and Other segments.

9. Stock-based Compensation

As of June 30, 2018, there were 4,075,328 shares, 2,378,832 shares and 680,810 shares available for grant under The Hanover Insurance Group 2014 Long-Term Incentive Plan, The Hanover Insurance Group 2014 Employee Stock Purchase Plan and the Chaucer Share Incentive Plan, respectively.

Compensation cost for the Company’s stock-based awards and the related tax benefits were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Stock-based compensation expense	$4.6	$4.1	$7.6	$7.3
Tax benefit	(1.0)	(1.4)	(1.6)	(2.5)
Stock-based compensation expense, net of taxes	$3.6	$2.7	$6.0	$4.8

Stock Options

Information on the Company’s stock option activity for the six months ended June 30, 2018 and 2017 is summarized below.

	Six Months Ended June 30,
	2018		2017
(in whole shares and dollars)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	1,062,177	$75.53	1,396,152	$68.63
Granted	294,603	110.68	460,610	90.85
Exercised	(149,043)	71.74	(180,940)	59.50
Forfeited or cancelled	(50,491)	88.48	(16,567)	80.40
Outstanding, end of period	1,157,246	84.40	1,659,255	75.68

Restricted Stock Units

The following tables summarize activity information about employee restricted stock units:

	Six Months Ended June 30,
	2018		2017
(in whole shares and dollars)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Time-based restricted stock units:
Outstanding, beginning of period	298,528	$83.45	269,063	$73.91
Granted	143,565	111.21	128,235	90.51
Vested	(71,556)	72.56	(70,590)	59.29
Forfeited	(16,890)	89.89	(13,830)	84.30
Outstanding, end of period	353,647	96.61	312,878	83.55
Performance-based and market-based restricted stock units:
Outstanding, beginning of period	102,586	$81.21	115,057	$78.82
Granted	34,280	117.65	60,101	79.48
Vested	(14,032)	70.24	(17,642)	58.16
Forfeited	(7,625)	81.91	(2,180)	95.36
Outstanding, end of period	115,209	93.34	155,336	81.19

In the first six months of 2018 and 2017, the Company granted market-based awards totaling 30,905 and 56,571, respectively, to certain members of senior management, which are included in the table above as performance and market-based restricted stock activity. The vesting of these stock units is based on the relative total shareholder return (“TSR”) of the Company. This metric is generally based on relative TSR for a three-year period as compared to a pre-selected group of property and casualty companies. The fair value of market-based awards was estimated at the date of grant using a valuation model. These units have the potential to range from 0% to 150% of the shares disclosed. Included in the amount granted above in 2018 and 2017 are 3,115 shares and 5,881 shares, respectively, related to market-based awards that achieved a payout in excess of 100%. These awards vested in the first six months of 2018 and 2017, respectively.

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

10. Earnings Per Share and Shareholders’ Equity Transactions

The following table provides weighted average share information used in the calculation of the Company’s basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2018	2017	2018	2017
Basic shares used in the calculation of earnings per share	42.5	42.5	42.5	42.5
Dilutive effect of securities:
Employee stock options	0.3	0.2	0.3	0.2
Non-vested stock grants	0.3	0.1	0.3	0.2
Diluted shares used in the calculation of earnings per share	43.1	42.8	43.1	42.9
Per share effect of dilutive securities on income from continuing operations and net income	$(0.03)	$(0.02)	$(0.05)	$(0.03)

Diluted earnings per share for the three months ended June 30, 2018 and 2017 excludes 0.3 million and 1.0 million, respectively, of common shares issuable under the Company’s stock compensation plans because their effect would be antidilutive. Diluted earnings per share for the six months ended June 30, 2018 and 2017 excludes 0.3 million and 0.9 million, respectively, of common shares issuable under the Company’s stock compensation plans because their effect would be antidilutive.

The Company’s Board of Directors has authorized aggregate repurchases of the Company’s common stock of up to $900 million. Under the repurchase authorizations, the Company may repurchase, from time to time, common shares in amounts, at prices and at such times as the Company deems appropriate, subject to market conditions and other considerations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. The Company is not required to purchase any specific number of shares or to make purchases by any certain date under this program. During the first six months of 2018, the Company purchased approximately 0.2 million shares of the Company’s common stock at a cost of $25.3 million.

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

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses.

	Six Months Ended
	June 30,
(in millions)	2018	2017
Gross loss and LAE reserves, beginning of period	$7,745.0	$6,949.4
Reinsurance recoverable on unpaid losses	2,608.4	2,274.8
Net loss and LAE reserves, beginning of period	5,136.6	4,674.6
Net incurred losses and LAE in respect of losses occurring in:
Current year	1,603.5	1,516.0
Prior years	(34.1)	(24.5)
Total incurred losses and LAE	1,569.4	1,491.5
Net payments of losses and LAE in respect of losses occurring in:
Current year	504.9	491.2
Prior years	944.1	799.7
Total payments	1,449.0	1,290.9
Effect of foreign exchange rate changes	(14.1)	25.8
Net reserve for losses and LAE, end of period	5,242.9	4,901.0
Reinsurance recoverable on unpaid losses	2,263.5	2,261.4
Gross reserve for losses and LAE, end of period	$7,506.4	$7,162.4

As a result of continuing trends in the Company’s business, reserves including catastrophes have been re-estimated for all prior accident years and were decreased by $34.1 million in 2018 in comparison to a decrease of $24.5 million in 2017.

2018

For the six months ended June 30, 2018, net favorable loss and LAE development was $34.1 million, primarily as a result of net favorable development of $27.4 million for Chaucer.

Chaucer’s favorable development during the six months ended June 30, 2018 was primarily the result of lower loss estimates in the political, marine and aviation lines of $27.2 million and in the energy line, partially offset by higher than expected losses in the casualty line and the U.S. casualty business within the treaty line. Also partially offsetting Chaucer’s favorable development was the unfavorable impact of foreign exchange rate movements on prior years’ loss reserves.

Additionally, lower than expected losses in other commercial, commercial multiple peril and workers’ compensation lines was partially offset by higher than expected losses in our commercial and personal automobile lines. Within other commercial lines, lower than expected losses in our professional and management liability and monoline general liability lines was partially offset by higher than expected losses in AIX programs and business classes which have been terminated.

2017

For the six months ended June 30, 2017, net favorable loss and LAE development was $24.5 million, primarily as a result of net favorable development of $24.3 million for Chaucer.

Chaucer’s favorable development during the six months ended June 30, 2017 was primarily the result of lower loss estimates in the energy line of $15.5 million and in the treaty line. Partially offsetting Chaucer’s favorable development was the unfavorable impact of foreign exchange rate movements on prior years’ loss reserves.

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

On November 2, 2017, plaintiffs filed a motion conceding that the statutory “whipsaw” claims, but not the breach of fiduciary duty or failure to meet ERISA notice requirement claims, of participants who received lump sum distributions prior to March 13, 2002 are time-barred. Consequently, on February 16, 2018, the Court entered an order limiting the claims of those participants to alleged violations of ERISA’s disclosure requirements and breaches of fiduciary duty. After the Court denied plaintiffs’ motion for reconsideration of the Court’s February 16, 2018 order, the parties entered into settlement discussions and have reached a settlement in principle on major terms, which is subject to agreement on certain other terms, written documentation, and Court approval. Provided the parties are able to finalize such settlement on substantially the terms agreed upon in principle and obtain the necessary court approval, we do not believe the resulting settlement amount will be material to the Company’s financial position or have a material effect on its results of operations.

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

Net income was $167.0 million during the six months ended June 30, 2018, compared to $123.6 million for the six months ended June 30, 2017, an increase of $43.4 million, primarily due to an increase in operating income before interest expense and income taxes (a non-GAAP financial measure; see also “Results of Operations – Consolidated – Non-GAAP Financial Measures” and operating income discussion below for further details).

Operating income before interest expense and income taxes was $246.4 million for the six months ended June 30, 2018, compared to $188.0 million for the six months ended June 30, 2017, an increase of $58.4 million. This increase is primarily due to higher net investment income, the favorable change in reinsurance reinstatement premiums, earned premium growth, and lower catastrophe losses. Reinsurance reinstatement premium, net of ceding commissions, had a favorable impact of $1.5 million for the six months ended June 30, 2018, compared to an unfavorable impact of $15.8 million for the six months ended June 30, 2017, a favorable change of $17.3 million. The unusually high level of reinstatement premiums recorded for the six months ended June 30, 2017 was due to several large losses above our reinsurance retention level in our commercial multiple peril, inland marine, and surety lines. The reinstatement premiums represent the pro-rata reinsurance premium charged for reinstating the amount of reinsurance coverage utilized as a result of the incurred losses that are reimbursable under our reinsurance treaties. Pre-tax catastrophe losses were $134.8 million for the six months ended June 30, 2018, compared to $141.2 million during the same period of 2017. Net favorable development on prior years’ loss and loss adjustment expense (“LAE”) reserves (“prior years’ loss reserves”) was $18.8 million for the six months ended June 30, 2018, compared to $17.3 million during the same period of 2017.

Our strategy reinforces our commitment to our agency partners and is designed to generate profitable growth by leveraging the strengths of our agent-centered distribution strategy, including expansion of our agency footprint in underpenetrated geographies as warranted. We also plan to increase our capabilities in specialty markets and increase investments designed to develop growth solutions for our agency distribution channel. Subject to the announcement described in the next paragraph with respect to Chaucer, our goal is to grow responsibly in all of our businesses, while managing volatility.

As was announced on March 28, 2018, we are undertaking a strategic review process of our Chaucer business, including a possible sale.

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

We believe these efforts have driven, and will continue to drive, improvement in our overall mix of business and our underwriting profitability. Commercial Lines net premiums written grew by 7.0% in the first six months of 2018, driven by growth in small commercial, middle market, and the professional lines within our specialty businesses. This was due to rate and exposure increases, strong retention and targeted new business expansion, collectively generating growth of 5.0%. In addition, reinsurance reinstatement activity increased net written and earned premiums in the six months ended June 30, 2018, compared to a decrease in net written and earned premiums for the six months ended June 30, 2017.

Underwriting results improved in the first six months of 2018, primarily due to the favorable change in reinsurance reinstatement premiums, driven by prior year large loss activity, lower catastrophe losses, favorable development on prior years’ loss reserves, and lower expenses. The competitive nature of the Commercial Lines market requires us to be highly disciplined in our underwriting process to ensure that we write business at acceptable margins, and we continue to seek rate increases across our lines of business.

Personal Lines

Personal Lines focuses on partnering with high quality, value-oriented agencies that deliver consultative selling and stress the importance of account rounding (the conversion of single policy customers to accounts with multiple policies and additional coverages, to address customers’ broader objectives). Approximately 83% of our policies in force are account business. We are focused on seeking profitable growth opportunities, building a distinctive position in the market, and diversifying geographically.

Net premiums written grew by 8.7% in the first six months of 2018, primarily due to higher renewal premium, driven by rate increases and improved retention, as well as new business growth. Underwriting results improved in the first six months of 2018, primarily due to earned premium growth, lower non-catastrophe current accident year losses and lower expenses, partially offset by higher unfavorable development on prior years’ loss reserves and higher catastrophe losses. We continue to seek rate increases in excess of underlying loss cost trends, subject to regulatory and competitive considerations.

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

Chaucer’s net written premiums increased by 2.7% during the first six months of 2018, due to new business growth initiatives, partially offset by a planned increase in ceded reinsurance premiums. Underwriting results declined in the first six months of 2018, primarily due to higher current accident year losses.

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

Results of Operations – Consolidated

Consolidated net income for the three months ended June 30, 2018 was $99.3 million, compared to $78.4 million for the three months ended June 30, 2017, an increase of $20.9 million. Operating income before interest expense and income taxes for the three months ended June 30, 2018 increased $10.9 million primarily due to the favorable change in reinsurance reinstatement premiums, driven by prior year large loss activity, earned premium growth and higher net investment income, partially offset by higher catastrophe losses. Additionally, income tax expense on operating income for the three months ended June 30, 2018 decreased $10.8 million, primarily driven by a decrease in the U.S. statutory tax rate from 35% to 21% effective January 1, 2018.

Consolidated net income for the six months ended June 30, 2018 was $167.0 million, compared to $123.6 million for the six months ended June 30, 2017, an increase of $43.4 million. Operating income before interest expense and income taxes for the six months ended June 30, 2018 increased $58.4 million primarily due to higher net investment income, the favorable change in reinsurance reinstatement premiums, driven by prior year large loss activity, earned premium growth and lower catastrophe losses. Additionally, income tax expense on operating income for the six months ended June 30, 2018 decreased $6.9 million, primarily driven by the aforementioned decrease in the U.S. statutory tax rate. These were partially offset by net realized and unrealized losses, principally related to the change in fair value of equity securities. Effective January 1, 2018, we implemented ASU 2016-01, which requires that the changes in fair value of equity securities be presented in net income. Prior to then, these changes were recognized through accumulated other comprehensive income (see also Note 2 – “New Accounting Pronouncements” in the Notes to Interim Consolidated Financial Statements”), and therefore are not reflected in prior period net income.

The following table reflects operating income before interest expense and income taxes for each operating segment and a reconciliation to consolidated net income from operating income before interest expense and income taxes (a non-GAAP measure).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Operating income (loss) before interest expense and income taxes:
Commercial Lines	$82.0	$43.2	$143.5	$80.6
Personal Lines	27.3	47.9	61.7	57.8
Chaucer	21.9	29.7	44.8	54.6
Other	(1.4)	(1.9)	(3.6)	(5.0)
Operating income before interest expense and income taxes	129.8	118.9	246.4	188.0
Interest expense on debt	(11.6)	(12.2)	(24.0)	(24.2)
Operating income before income taxes	118.2	106.7	222.4	163.8
Income tax expense on operating income	(23.6)	(34.4)	(43.8)	(50.7)
Operating income	94.6	72.3	178.6	113.1
Non-operating items:
Net realized and unrealized investment gains (losses)	3.7	5.9	(19.7)	7.8
Other	(2.0)	(1.6)	(2.2)	(1.6)
Income tax benefit on non-operating items	2.9	1.8	10.3	4.3
Income from continuing operations, net of taxes	99.2	78.4	167.0	123.6
Net gain from discontinued operations, net of taxes	0.1	—	—	—
Net income	$99.3	$78.4	$167.0	$123.6

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

The following table summarizes the results of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Operating revenues
Net premiums written	$1,363.7	$1,275.7	$2,628.3	$2,462.5
Net premiums earned	1,272.9	1,181.2	2,536.5	2,362.5
Net investment income	78.7	72.3	161.6	143.4
Other income	7.5	6.7	15.3	13.3
Total operating revenues	1,359.1	1,260.2	2,713.4	2,519.2
Losses and operating expenses
Losses and LAE	783.6	725.0	1,569.4	1,491.5
Amortization of deferred acquisition costs	288.9	264.6	576.9	531.0
Other operating expenses	156.8	151.7	320.7	308.7
Total losses and operating expenses	1,229.3	1,141.3	2,467.0	2,331.2
Operating income before interest expense and income taxes	$129.8	$118.9	$246.4	$188.0

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Operating income before interest expense and income taxes was $129.8 million in the three months ended June 30, 2018, compared to $118.9 million for the three months ended June 30, 2017, an increase of $10.9 million. This increase was primarily due to the favorable change in reinsurance reinstatement premiums, driven by prior year large loss activity, earned premium growth, higher net investment income, and lower expenses, partially offset by higher catastrophe losses and lower favorable prior year development.

Net premiums written increased by $88.0 million in the three months ended June 30, 2018 compared to the three months ended June 30, 2017. This improvement was primarily due to growth in our domestic lines.

Production and Underwriting Results

The following table summarizes premiums written on a gross and net basis, net premiums earned and loss, LAE, expense and combined ratios for the Commercial Lines, Personal Lines and Chaucer segments. Loss, LAE, catastrophe loss and combined ratios shown below include prior year reserve development. These items are not meaningful for our Other segment.

	Three Months Ended June 30, 2018
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$717.7	$629.6	$634.6	3.9	59.1	34.8	93.9
Personal Lines	489.1	464.6	423.6	8.0	69.9	27.7	97.6
Chaucer	383.7	269.5	214.7	2.2	52.4	43.3	95.7
Total	$1,590.5	$1,363.7	$1,272.9	5.0	61.6	33.9	95.5

	Three Months Ended June 30, 2017
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$685.2	$591.6	$591.2	7.2	64.0	35.4	99.4
Personal Lines	453.5	430.5	391.3	3.4	63.6	28.2	91.8
Chaucer	340.3	253.6	198.7	0.6	49.0	42.0	91.0
Total	$1,479.0	$1,275.7	$1,181.2	4.8	61.4	34.2	95.6

The following table summarizes net premiums written, and loss and LAE and catastrophe loss ratios by line of business for the Commercial Lines and Personal Lines segments. Loss and LAE and catastrophe loss ratios include prior year reserve development.

	Three Months Ended June 30,
	2018			2017
(dollars in millions)	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios
Commercial Lines:
Commercial multiple peril	$201.4	60.2	5.3	$191.4	66.6	13.7
Commercial automobile	83.9	74.6	2.2	78.5	67.8	1.2
Workers’ compensation	74.6	57.2	—	70.9	62.1	—
Other commercial	269.7	53.9	4.6	250.8	61.3	6.2
Total Commercial Lines	$629.6	59.1	3.9	$591.6	64.0	7.2
Personal Lines:
Personal automobile	$293.2	70.6	1.1	$269.6	69.4	0.7
Homeowners	160.4	70.4	21.3	150.6	54.9	8.3
Other personal	11.0	42.9	—	10.3	41.7	2.1
Total Personal Lines	$464.6	69.9	8.0	$430.5	63.6	3.4

The following table summarizes premiums written on a gross and net basis and net premiums earned by line of business for the Chaucer segment.

	Three Months Ended June 30,
	2018			2017
(in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Chaucer:
Treaty	$136.8	$92.5	$65.0	$124.2	$91.3	$61.0
Marine, aviation and political	78.1	57.0	53.8	65.4	51.6	52.5
Casualty	77.7	60.0	58.3	65.4	52.6	46.6
Energy	62.3	41.4	24.7	57.6	41.5	26.1
Property	28.8	18.6	12.9	27.7	16.6	12.5
Total Chaucer	$383.7	$269.5	$214.7	$340.3	$253.6	$198.7

The following table summarizes underwriting results for the Commercial Lines, Personal Lines, Chaucer and Other segments and reconciles it to operating income (loss) before interest expense and income taxes.

	Three Months Ended June 30,
	2018					2017
(in millions)	Commercial Lines	Personal Lines	Chaucer	Other	Total	Commercial Lines	Personal Lines	Chaucer	Other	Total
Underwriting profit (loss), excluding prior year reserve development and catastrophes	$54.5	$49.8	$3.6	$(1.1)	$106.8	$44.9	$42.8	$3.6	$(0.6)	$90.7
Prior year favorable (unfavorable) loss and LAE reserve development on non-catastrophe losses	8.0	(7.8)	10.5	(0.3)	10.4	—	—	15.6	(0.3)	15.3
Prior year favorable catastrophe development	0.3	—	5.5	—	5.8	0.8	—	1.0	—	1.8
Current year catastrophe losses	(25.1)	(34.0)	(10.3)	—	(69.4)	(43.4)	(13.3)	(2.2)	—	(58.9)
Underwriting profit (loss)	37.7	8.0	9.3	(1.4)	53.6	2.3	29.5	18.0	(0.9)	48.9
Net investment income	44.8	18.1	12.5	3.3	78.7	41.3	17.4	11.3	2.3	72.3
Fees and other income	2.3	2.8	1.6	0.8	7.5	2.0	2.8	1.2	0.7	6.7
Other operating expenses	(2.8)	(1.6)	(1.5)	(4.1)	(10.0)	(2.4)	(1.8)	(0.8)	(4.0)	(9.0)
Operating income (loss) before interest expense and income taxes	$82.0	$27.3	$21.9	$(1.4)	$129.8	$43.2	$47.9	$29.7	$(1.9)	$118.9
Commercial Lines

Commercial Lines net premiums written were $629.6 million in the three months ended June 30, 2018, compared to $591.6 million in the three months ended June 30, 2017. This $38.0 million increase was primarily driven by pricing increases, strong retention, and targeted new business expansion, in addition to the favorable change in reinsurance reinstatement premiums. Reinsurance reinstatement activity decreased net written and earned premiums by $0.9 million for the three months ended June 30, 2018, compared to a $13.0 million decrease for the three months ended June 30, 2017, a favorable change of $12.1 million. The unusually high level of reinstatement premiums recorded for the three months ended June 30, 2017 was due to several large property losses above our reinsurance retention level in our inland marine and commercial multiple peril lines. The reinstatement premiums represent the pro-rata reinsurance premium charged for reinstating the amount of reinsurance coverage utilized as a result of the incurred losses that are reimbursable under our reinsurance treaties.

Commercial Lines underwriting profit for the three months ended June 30, 2018 was $37.7 million, compared to $2.3 million for the three months ended June 30, 2017, an increase of $35.4 million. Catastrophe-related losses for the three months ended June 30, 2018 were $24.8 million, compared to $42.6 million for the three months ended June 30, 2017, a decrease of $17.8 million. Favorable development on prior years’ loss reserves for the three months ended June 30, 2018 was $8.0 million, compared to de minimus development for the three months ended June 30, 2017.

Commercial Lines current accident year underwriting profit, excluding catastrophes, was $54.5 million for the three months ended June 30, 2018, compared to $44.9 million for the three months ended June 30, 2017. This $9.6 million increase was primarily due to the favorable change in large loss-related reinsurance reinstatement premiums and to lower expenses, partially offset by higher non-catastrophe current accident year losses driven by large property loss activity in our commercial multiple peril line. The favorable change in reinsurance reinstatement premiums, net of ceding commissions, increased non-catastrophe current accident year underwriting profit by $8.3 million compared to the prior period.

We are continuing our efforts to improve underwriting results through increased rates, pricing segmentation, specific underwriting actions and targeted new business growth. Our ability to achieve overall rate increases is affected by the current competitive pricing environment, particularly for larger middle market accounts, which may hamper our ability to grow in this portion of our business.

Personal Lines

Personal Lines net premiums written were $464.6 million in the three months ended June 30, 2018, compared to $430.5 million in the three months ended June 30, 2017, an increase of $34.1 million. This was primarily due to higher renewal premiums driven by rate increases.

Net premiums written in the personal automobile line of business for the three months ended June 30, 2018 were $293.2 million compared to $269.6 million for the three months ended June 30, 2017, an increase of $23.6 million. This was primarily due to rate increases and an increase in policies in force of 3.3%. Net premiums written in the homeowners line of business for the three months ended June 30, 2018 were $160.4 million compared to $150.6 million for the three months ended June 30, 2017, an increase of $9.8 million. This is attributable to rate increases and an increase in policies in force of 3.6%.

Personal Lines underwriting profit for the three months ended June 30, 2018 was $8.0 million, compared to $29.5 million for the three months ended June 30, 2017, a decline of $21.5 million. Catastrophe losses for the three months ended June 30, 2018 were $34.0 million, compared to $13.3 million for the three months ended June 30, 2017, an increase of $20.7 million. Unfavorable development on prior years’ loss reserves for the three months ended June 30, 2018 was $7.8 million, compared to de minimus development for the three months ended June 30, 2017.

Personal Lines current accident year underwriting profit, excluding catastrophes, was $49.8 million in the three months ended June 30, 2018, compared to $42.8 million for the three months ended June 30, 2017. This $7.0 million improvement was primarily due to earned premium growth and lower expenses.

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

Chaucer

Chaucer’s net premiums written were $269.5 million for the three months ended June 30, 2018, compared to $253.6 million for the three months ended June 30, 2017. This increase of $15.9 million, or 6.3%, is primarily due to new business growth in our political and casualty lines, partially offset by a planned increase in ceded reinsurance premiums, as a result of current market conditions.

Chaucer’s underwriting profit for the three months ended June 30, 2018 was $9.3 million, compared to $18.0 million for the three months ended June 30, 2017, a decline of $8.7 million. This decline is primarily due to lower favorable prior year development and higher catastrophe losses. Favorable development on prior years’ loss reserves for the three months ended June 30, 2018 was $10.5 million, compared to $15.6 million for the three months ended June 30, 2017, a decrease of $5.1 million. Catastrophe losses for the three months ended June 30, 2018 were $4.8 million, compared to $1.2 million for the three months ended June 30, 2017, an increase of $3.6 million.

Chaucer’s current accident year underwriting profit, excluding catastrophes, was $3.6 million for both the three months ended June 30, 2018 and 2017.

We continue to experience significant competition across the international insurance industry, with current pricing conditions in all markets being affected by high industry capacity and competition. Also, losses in many of our product lines are inherently volatile.

Other

Other operating loss was $1.4 million for the three months ended June 30, 2018, compared to $1.9 million for the three months ended June 30, 2017, a change of $0.5 million.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Operating income before interest expense and income taxes was $246.4 million in the six months ended June 30, 2018, compared to $188.0 million for the six months ended June 30, 2017, an increase of $58.4 million. This increase is primarily due to higher net investment income, the favorable change in reinsurance reinstatement premiums, driven by prior year large loss activity, earned premium growth and lower catastrophe losses.

Net premiums written increased by $165.8 million in the six months ended June 30, 2018, compared to the six months ended June 30, 2017. This improvement was primarily due to growth in our domestic lines.

Production and Underwriting Results

The following table summarizes premiums written on a gross and net basis, net premiums earned and loss, LAE, expense and combined ratios for the Commercial Lines, Personal Lines and Chaucer segments. Loss, LAE, catastrophe loss and combined ratios shown below include prior year reserve development. These items are not meaningful for our Other segment.

	Six Months Ended June 30, 2018
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$1,476.7	$1,301.5	$1,263.6	5.0	60.5	35.0	95.5
Personal Lines	908.7	861.4	837.1	7.3	68.9	27.8	96.7
Chaucer	774.2	465.4	435.8	2.4	52.2	44.2	96.4
Total	$3,159.6	$2,628.3	$2,536.5	5.3	61.9	34.3	96.2

	Six Months Ended June 30, 2017
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$1,403.2	$1,216.9	$1,179.5	6.7	63.9	35.9	99.8
Personal Lines	836.7	792.6	773.1	6.9	68.2	28.5	96.7
Chaucer	693.8	453.0	409.9	2.1	51.2	41.0	92.2
Total	$2,933.7	$2,462.5	$2,362.5	6.0	63.1	34.4	97.5

The following table summarizes net premiums written, and loss and LAE and catastrophe loss ratios by line of business for the Commercial Lines and Personal Lines segments. Loss and LAE and catastrophe loss ratios include prior year reserve development.

	Six Months Ended June 30,
	2018			2017
(dollars in millions)	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios
Commercial Lines:
Commercial multiple peril	$417.3	64.2	9.1	$394.4	67.7	12.6
Commercial automobile	173.6	73.6	1.3	161.5	68.9	0.9
Workers’ compensation	167.7	57.3	—	160.1	62.7	—
Other commercial	542.9	54.4	4.4	500.9	59.6	5.8
Total Commercial Lines	$1,301.5	60.5	5.0	$1,216.9	63.9	6.7
Personal Lines:
Personal automobile	$555.7	70.6	0.8	$509.2	70.3	0.7
Homeowners	286.0	67.4	19.7	265.0	66.3	18.5
Other personal	19.7	44.4	3.1	18.4	40.0	1.6
Total Personal Lines	$861.4	68.9	7.3	$792.6	68.2	6.9

The following table summarizes premiums written on a gross and net basis and net premiums earned by line of business for the Chaucer segment.

	Six Months Ended June 30,
	2018			2017
(in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Chaucer:
Treaty	$313.6	$167.4	$125.2	$274.4	$174.0	$120.8
Marine, aviation and political	158.1	108.5	117.4	150.5	105.7	112.7
Casualty	148.7	116.3	115.7	118.8	92.1	91.2
Energy	102.0	51.2	53.8	99.2	53.4	60.1
Property	51.8	22.0	23.7	50.9	27.8	25.1
Total Chaucer	$774.2	$465.4	$435.8	$693.8	$453.0	$409.9

The following table summarizes underwriting results for the Commercial Lines, Personal Lines, Chaucer and Other segments and reconciles it to operating income.

	Six Months Ended June 30,
	2018					2017
(in millions)	Commercial Lines	Personal Lines	Chaucer	Other	Total	Commercial Lines	Personal Lines	Chaucer	Other	Total
Underwriting profit (loss), excluding prior year reserve development and catastrophes	$107.3	$93.6	$6.8	$(2.1)	$205.6	$78.5	$74.9	$22.4	$(1.2)	$174.6
Prior year favorable (unfavorable) loss and LAE reserve development on non-catastrophe losses	9.6	(9.4)	19.2	(0.6)	18.8	0.1	(0.1)	17.9	(0.6)	17.3
Prior year favorable catastrophe development	6.9	0.2	8.2	—	15.3	0.8	—	6.4	—	7.2
Current year catastrophe losses	(69.7)	(61.7)	(18.7)	—	(150.1)	(79.8)	(53.7)	(14.9)	—	(148.4)
Underwriting profit (loss)	54.1	22.7	15.5	(2.7)	89.6	(0.4)	21.1	31.8	(1.8)	50.7
Net investment income	90.1	36.5	28.9	6.1	161.6	81.6	34.5	23.7	3.6	143.4
Fees and other income	4.6	5.8	3.5	1.4	15.3	3.9	5.7	2.3	1.4	13.3
Other operating expenses	(5.3)	(3.3)	(3.1)	(8.4)	(20.1)	(4.5)	(3.5)	(3.2)	(8.2)	(19.4)
Operating income (loss) before interest expense and income taxes	$143.5	$61.7	$44.8	$(3.6)	$246.4	$80.6	$57.8	$54.6	$(5.0)	$188.0

Commercial Lines

Commercial Lines net premiums written were $1,301.5 million in the six months ended June 30, 2018, compared to $1,216.9 million in the six months ended June 30, 2017. This $84.6 million increase was primarily driven by pricing increases, strong retention, and targeted new business expansion, in addition to the favorable change in reinsurance reinstatement premiums. Reinsurance reinstatement activity increased net written and earned premiums by $2.4 million for the six months ended June 30, 2018, compared to a $20.2 million decrease for the six months ended June 30, 2017, a favorable change of $22.6 million. The unusually high level of reinstatement premiums recorded for the six months ended June 30, 2017 was due to several large losses above our reinsurance retention level in our commercial multiple peril, inland marine and surety lines.

Commercial Lines underwriting profit for the six months ended June 30, 2018 was $54.1 million, compared to underwriting loss of $0.4 million for the six months ended June 30, 2017, a change of $54.5 million. Catastrophe-related losses for the six months ended June 30, 2018 were $62.8 million, compared to $79.0 million for the six months ended June 30, 2017, a decrease of $16.2 million. Favorable development on prior years’ loss reserves for the six months ended June 30, 2018 was $9.6 million, compared to $0.1 million for the six months ended June 30, 2017.

Commercial Lines current accident year underwriting profit, excluding catastrophes, was $107.3 million for the six months ended June 30, 2018, compared to $78.5 million for the six months ended June 30, 2017. This $28.8 million increase was primarily due to the favorable change in large loss-related reinsurance reinstatement premiums and to lower expenses. The favorable change in reinsurance reinstatement premiums, net of ceding commissions, increased non-catastrophe current accident year underwriting profit by $17.3 million compared to the prior period.

Personal Lines

Personal Lines net premiums written were $861.4 million in the six months ended June 30, 2018, compared to $792.6 million in the six months ended June 30, 2017, an increase of $68.8 million. This was primarily due to higher renewal premium driven by rate increases and improved retention, as well as new business growth.

Net premiums written in the personal automobile line of business for the six months ended June 30, 2018 were $555.7 million, compared to $509.2 million for the six months ended June 30, 2017, an increase of $46.5 million. This was primarily due to rate increases and an increase in policies in force of 3.3%. Net premiums written in the homeowners line of business for the six months ended June 30, 2018 were $286.0 million compared to $265.0 million for the six months ended June 30, 2017, an increase of $21.0 million. This is attributable to rate increases and an increase in policies in force of 3.6%.

Personal Lines underwriting profit for the six months ended June 30, 2018 was $22.7 million, compared to $21.1 million for the six months ended June 30, 2017, an improvement of $1.6 million. Catastrophe losses for the six months ended June 30, 2018 were $61.5 million, compared to $53.7 million for the six months ended June 30, 2017, an increase of $7.8 million. Unfavorable development on prior years’ loss reserves for the six months ended June 30, 2018 was $9.4 million, compared to $0.1 million for the six months ended June 30, 2017.

Personal Lines current accident year underwriting profit, excluding catastrophes, was $93.6 million in the six months ended June 30, 2018, compared to $74.9 million for the six months ended June 30, 2017. This $18.7 million improvement was primarily due to earned premium growth, lower non-catastrophe current accident year losses, and lower expenses.

Chaucer

Chaucer’s net premiums written were $465.4 million for the six months ended June 30, 2018, compared to $453.0 million for the six months ended June 30, 2017, an increase of $12.4 million, or 2.7%. This was primarily due to new business growth in our casualty and political lines, partially offset by declines in our treaty, property, and marine lines. Partially offsetting the new business growth  is a planned increase in ceded reinsurance premiums, as a result of current market conditions.

Chaucer’s underwriting profit for the six months ended June 30, 2018 was $15.5 million, compared to $31.8 million for the six months ended June 30, 2017, a decline of $16.3 million. This decline is primarily due to higher current accident year losses. Catastrophe losses for the six months ended June 30, 2018 were $10.5 million, compared to $8.5 million for the six months ended June 30, 2017, an increase of $2.0 million. Favorable development on prior years’ loss reserves for the six months ended June 30, 2018 was $19.2 million, compared to $17.9 million for the six months ended June 30, 2017, an increase of $1.3 million.

Partially offsetting favorable development on prior years’ loss reserves was unfavorable development in the U.S. casualty business within the treaty lines for years of account 2015 and 2016 of approximately $7 million for the six months ended June 30, 2018 and approximately $3 million for the six months ended June 30, 2017. The whole account aggregate excess of loss reinsurance contract into which we cede losses from this business reflects the deposit method of accounting, whereby loss recoveries under this reinsurance contract are deferred and recognized as net investment income over the estimated reinsurance contract term. For the six months ended June 30, 2018, net investment income includes $5.2 million due to the recognition of expected recoveries from this reinsurance contract, compared to $2.7 million similarly recognized for the six months ended June 30, 2017.

Chaucer’s current accident year underwriting profit, excluding catastrophes, was $6.8 million in the six months ended June 30, 2018, compared to $22.4 million for the six months ended June 30, 2017. This $15.6 million decline was primarily due to higher current accident year losses.

Other

Other operating loss was $3.6 million for the six months ended June 30, 2018, compared to $5.0 million for the six months ended June 30, 2017, a change of $1.4 million.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
in millions	2018	2017	2018	2017
Effect of revaluing loss and LAE reserves	$(1.8)	$(0.1)	$2.9	$(4.1)
Effect of revaluing overseas deposits and cash	1.3	(2.0)	(2.1)	0.3
Effect of revaluing premium receivables	2.2	(0.5)	0.5	-
Total FX effect on operating income	1.7	(2.6)	1.3	(3.8)
FX gains reflected in net realized investment gains	0.1	-	0.3	-
Total FX effect on income before income taxes	1.8	(2.6)	1.6	(3.8)
Unrealized FX gains (losses) from investment securities	0.4	1.9	(0.7)	1.7
Total pre-tax effect of transactional FX gains (losses) on
comprehensive income	2.2	(0.7)	0.9	(2.1)
Tax (expense) benefit	(0.5)	0.2	(0.2)	0.7
Total effect of transactional FX gains (losses) on comprehensive income	$1.7	$(0.5)	$0.7	$(1.4)

During the three and six months ended June 30, 2018, foreign exchange gains, on a net basis, increased pre-tax segment income by approximately $1.8 million and $1.6 million, respectively, compared to foreign exchange losses in pre-tax segment income of approximately $2.6 million and $3.8 million, respectively, for the three and six months ended June 30, 2017, although the impact on various individual components was more significant. These items result primarily from the revaluation of loss and LAE reserves in various currencies, partially offset by the revaluation of investments in overseas deposits and cash.  For the three and six months ended June 30, 2018, these items resulted primarily from foreign exchange movements against the South African Rand, the Euro and the Swiss Franc. For the three and six months ended June 30, 2017, these items resulted primarily from foreign exchange movements against the Euro, the Australian Dollar and the Japanese Yen. During the three and six months ended June 30, 2018, pre-tax unrealized foreign exchange gains and losses from Euro-denominated investment securities were approximately $0.4 and $0.7 million, respectively, which were reflected as an increase to accumulated other comprehensive income. During the three and six months ended June 30, 2017, pre-tax unrealized foreign exchange gains from Euro-denominated investment securities were approximately $1.9 million and $1.7 million, respectively, which were reflected as an increase to accumulated other comprehensive income.

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

Reserve for Losses and Loss Adjustment Expenses

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses.

	Six Months Ended
	June 30,
(in millions)	2018	2017
Gross loss and LAE reserves, beginning of period	$7,745.0	$6,949.4
Reinsurance recoverable on unpaid losses	2,608.4	2,274.8
Net loss and LAE reserves, beginning of period	5,136.6	4,674.6
Net incurred losses and LAE in respect of losses occurring in:
Current year	1,603.5	1,516.0
Prior year non-catastrophe loss development	(18.8)	(17.3)
Prior year catastrophe development	(15.3)	(7.2)
Total incurred losses and LAE	1,569.4	1,491.5
Net payments of losses and LAE in respect of losses occurring in:
Current year	504.9	491.2
Prior years	944.1	799.7
Total payments	1,449.0	1,290.9
Effect of foreign exchange rate changes	(14.1)	25.8
Net reserve for losses and LAE, end of period	5,242.9	4,901.0
Reinsurance recoverable on unpaid losses	2,263.5	2,261.4
Gross reserve for losses and LAE, end of period	$7,506.4	$7,162.4

The table below summarizes the gross reserve for losses and LAE by line of business.

	June 30,	December 31,
(in millions)	2018	2017
Commercial multiple peril	$1,040.9	$1,012.5
Workers’ compensation	649.1	628.3
Commercial automobile	381.1	380.2
Other commercial lines:
AIX program business	469.0	475.4
Other	889.2	904.1
Total other commercial lines	1,358.2	1,379.5
Total Commercial Lines	3,429.3	3,400.5
Personal automobile	1,466.5	1,471.7
Homeowners and other personal	182.4	147.6
Total Personal	1,648.9	1,619.3
Total Chaucer	2,390.0	2,686.5
Total Other Segment	38.2	38.7
Total loss and LAE reserves	$7,506.4	$7,745.0

“Other commercial lines – Other” in the table above, is primarily comprised of monoline general liability, management and professional general liability, umbrella, surety, fidelity, marine, miscellaneous property, and healthcare lines. Loss and LAE reserves in our “Total Other Segment” relate to our run-off voluntary assumed reinsurance pools business. Also included in the above table, are $58.3 million and $59.4 million of asbestos and environmental reserves as of June 30, 2018 and December 31, 2017, respectively. Included in the Chaucer segment are $101.6 million and $100.9 million of reserves as of June 30, 2018 and December 31, 2017, respectively, related to Chaucer’s financial and professional liability lines written in 2008 and prior periods.

The following table summarizes prior year (favorable) unfavorable development for the periods indicated:

	Six Months Ended June 30,
	2018			2017
(in millions)	Loss & LAE	Catastrophe	Total	Loss & LAE	Catastrophe	Total
Commercial Lines	$(9.6)	$(6.9)	$(16.5)	$(0.1)	$(0.8)	$(0.9)
Personal Lines	9.4	(0.2)	9.2	0.1	—	0.1
Chaucer	(19.2)	(8.2)	(27.4)	(17.9)	(6.4)	(24.3)
Other Segment	0.6	—	0.6	0.6	—	0.6
Total prior year favorable development	$(18.8)	$(15.3)	$(34.1)	$(17.3)	$(7.2)	$(24.5)

It is not possible to know whether the factors that affected loss reserves in the first six months of 2018 will also occur in future periods. As discussed in detail in our Form 10-K for the year ended December 31, 2017, due to the highly specialized nature of the Lloyd’s business, many of our business classes at Chaucer result in claims experience and development patterns that are less predictable and more volatile than most of our Personal and Commercial Lines businesses. We encourage you to read our Form 10-K for more information about our reserving process and the judgments, uncertainties and risks associated therewith.

Catastrophe Loss Development

In the six months ended June 30, 2018 and 2017, favorable catastrophe development was $15.3 million and $7.2 million, respectively. The favorable catastrophe development during the six months ended June 30, 2018 was driven by lower than expected losses related to the 2017 hurricanes and California wildfires. The favorable catastrophe development during the six months ended June 30, 2017 was driven by lower than expected losses for Chaucer’s treaty business.

2018 Loss and LAE Development, excluding catastrophes

For the six months ended June 30, 2018, net favorable loss and LAE development, excluding catastrophes was $18.8 million, primarily due to lower than expected losses in Chaucer’s political, marine and aviation lines of $26.9 million, partially offset by higher than expected losses in the casualty line and the U.S. casualty business within the treaty line. Also contributing to Chaucer’s favorable development was the favorable impact of foreign exchange rate movements on prior years’ loss reserves.

Additionally, lower than expected losses in other commercial and workers’ compensation lines was partially offset by higher than expected losses in our commercial and personal automobile lines, both of which were driven by bodily injury severity, primarily in the 2016 accident year. Within other commercial lines, lower than expected losses in our professional and management liability and monoline general liability lines was partially offset by higher than expected losses in AIX programs and business classes which have since been terminated.

2017 Loss and LAE Development, excluding catastrophes

For the six months ended June 30, 2017, net favorable loss and LAE development, excluding catastrophes, was $17.3 million, primarily due to lower than expected losses in Chaucer’s energy line of $15.4 million. Partially offsetting Chaucer’s favorable development was the unfavorable impact of foreign exchange rate movements on prior years’ loss reserves.

Reinsurance

As discussed in Item 1 – Business, “Reinsurance – Commercial and Personal Lines” in our Annual Report on Form 10-K for the year ended December 31, 2017, a large portion of our domestic catastrophe program renews on July 1. We renewed the expiring portion of our 3-year domestic catastrophe reinsurance program, our annual property per risk excess of loss treaty and our surety and fidelity bond treaty at similar structure, terms, and conditions.

Additionally, effective July 1, we have complemented our catastrophe program with a top and aggregate feature, which provides for $75 million of coverage in excess of $300 million in aggregate domestic losses, or against a single extreme event on the top of our expiring reinsurance treaty limit that previously exhausted at $1.1 billion.

Investments

Investment Results

Net investment income before income taxes was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2018	2017	2018	2017
Fixed maturities	$64.7	$61.4	$129.3	$122.3
Equity securities	4.6	5.0	8.5	9.3
Limited partnerships	5.8	3.7	13.1	6.0
Other investments	6.5	5.1	16.2	11.4
Investment expenses	(2.9)	(2.9)	(5.5)	(5.6)
Net investment income	$78.7	$72.3	$161.6	$143.4
Earned yield, fixed maturities	3.32%	3.37%	3.31%	3.37%
Earned yield, total portfolio	3.43%	3.35%	3.44%	3.31%

The increase in net investment income for the three and six months ended June 30, 2018 was primarily due to the investment of higher operational cash flows and to increased income from limited partnerships. Net investment income also benefitted from income on certain reinsurance contracts subject to deposit accounting. These increases were partially offset by the impact of lower new money yields.

Investment Portfolio

We held cash and investment assets diversified across several asset classes, as follows:

	June 30, 2018		December 31, 2017
(dollars in millions)	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
Fixed maturities, at fair value	$7,729.9	83.4%	$7,779.7	82.6%
Equity securities, at fair value	554.0	6.0	576.5	6.1
Mortgage and other loans	384.2	4.2	365.8	3.9
Other investments	352.6	3.8	319.7	3.4
Cash and cash equivalents	244.9	2.6	376.4	4.0
Total cash and investments	$9,265.6	100.0%	$9,418.1	100.0%

Cash and Investments

Total cash and investments decreased $152.5 million, or 1.6%, for the six months ended June 30, 2018, primarily due to market value depreciation and the funding of financing activities, including dividend payments and stock repurchases, partially offset by operational cashflows.

The following table provides information about the investment types of our fixed maturities portfolio:

	June 30, 2018
(in millions) Investment Type	Amortized Cost	Fair Value	Net Unrealized Gains (Losses)	Change in Net Unrealized For the Year
U.S. Treasury and government agencies	$595.1	$580.5	$(14.6)	$(12.4)
Foreign government	209.6	209.5	(0.1)	(2.0)
Municipals:
Taxable	972.8	975.6	2.8	(19.5)
Tax-exempt	62.5	62.1	(0.4)	(0.8)
Corporate	4,278.7	4,216.3	(62.4)	(131.0)
Asset-backed:
Residential mortgage-backed	1,026.7	997.0	(29.7)	(25.1)
Commercial mortgage-backed	624.0	611.6	(12.4)	(17.1)
Asset-backed	78.4	77.3	(1.1)	(0.9)
Total fixed maturities	$7,847.8	$7,729.9	$(117.9)	$(208.8)

The decrease in net unrealized gains (losses) on fixed maturities was primarily due to higher prevailing interest rates and wider credit spreads.

Amortized cost and fair value by rating category were as follows:

		June 30, 2018			December 31, 2017
(dollars in millions) NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost	Fair Value	% of Total Fair Value	Amortized Cost	Fair Value	% of Total Fair Value
1	Aaa/Aa/A	$5,537.8	$5,453.9	70.6%	$5,333.5	$5,381.2	69.2%
2	Baa	1,953.8	1,917.6	24.8	1,996.0	2,026.7	26.0
3	Ba	186.1	188.2	2.4	183.7	191.5	2.5
4	B	154.1	154.1	2.0	166.6	171.1	2.2
5	Caa and lower	15.7	15.8	0.2	8.7	8.9	0.1
6	In or near default	0.3	0.3	—	0.3	0.3	—
Total fixed maturities		$7,847.8	$7,729.9	100.0%	$7,688.8	$7,779.7	100.0%

Based on ratings by the National Association of Insurance Commissioners (“NAIC”), approximately 95% of the fixed maturity portfolio consisted of investment grade securities at June 30, 2018 and December 31, 2017. The quality of our fixed maturity portfolio remains strong based on ratings, capital structure position, support through guarantees, underlying security, issuer diversification and yield curve position.

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

The duration of our fixed maturity portfolio was as follows:

	June 30, 2018			December 31, 2017
(dollars in millions) Duration	Amortized Cost	Fair Value	% of Total Fair Value	Amortized Cost	Fair Value	% of Total Fair Value
0-2 years	$1,359.9	$1,369.9	17.7%	$1,352.3	$1,375.1	17.7%
2-4 years	2,211.4	2,205.3	28.5	2,260.5	2,303.6	29.6
4-6 years	2,173.8	2,129.6	27.6	2,099.5	2,121.3	27.3
6-8 years	1,917.2	1,840.2	23.8	1,684.8	1,682.3	21.6
8-10 years	113.3	113.4	1.5	215.3	218.0	2.8
10+ years	72.2	71.5	0.9	76.4	79.4	1.0
Total fixed maturities	$7,847.8	$7,729.9	100.0%	$7,688.8	$7,779.7	100.0%

Weighted average duration:		4.3			4.3

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

Other-than-Temporary Impairments

For the three and six months ended June 30, 2018, we recognized in earnings $1.9 million and $2.6 million, respectively, of other-than-temporary impairments (“OTTI”) on corporate fixed maturity securities and other invested assets. For the three months ended June 30, 2017, we recognized in earnings $1.8 million of OTTI, primarily on equity securities. For the six months ended June 30, 2017, we recognized in earnings $3.2 million of OTTI, primarily on equity securities and other invested assets.

The carrying values of fixed maturity securities on non-accrual status at June 30, 2018 and December 31, 2017 were not material. The effects of non-accruals, compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities for the six months ended June 30, 2018 and 2017, were also not material. Any defaults in the fixed maturities portfolio in future periods may negatively affect investment income.

Unrealized Losses

Gross unrealized losses on fixed maturities at June 30, 2018 were $181.3 million, an increase of $127.0 million compared to December 31, 2017, primarily attributable to higher prevailing interest rates and wider credit spreads. At June 30, 2018, gross unrealized losses consisted primarily of $101.3 million on corporate fixed maturities, $31.5 million on residential mortgage-backed securities, $16.3 million on U.S. government securities and $15.5 million on municipal securities. See Note 4 – “Investments” in the Notes to Interim Consolidated Financial Statements.

We view gross unrealized losses on fixed maturities as temporary since it is our assessment that these securities will recover in the near term, allowing us to realize their anticipated long-term economic value. Further, we do not intend to sell, nor is it more likely than not we will be required to sell, such debt securities before this expected recovery of amortized cost (See also “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q). Inherent in our assessment are the risks that market factors may differ from our expectations; the global economic recovery reverts to recessionary trends; we may decide to subsequently sell a security for unforeseen business needs; or changes in the credit assessment from our original assessment may lead us to determine that a sale at the current value would maximize recovery on such investments. To the extent that there are such adverse changes, an OTTI would be recognized as a realized loss. Although unrealized losses are not reflected in the results of financial operations until they are realized or deemed “other-than-temporary,” the fair value of the underlying investment, which does reflect the unrealized loss, is reflected in our Consolidated Balance Sheets.

The following table sets forth gross unrealized losses for fixed maturities by maturity period at June 30, 2018 and December 31, 2017. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers.

	June 30,	December 31,
(in millions)	2018	2017
Due in one year or less	$1.2	$0.2
Due after one year through five years	36.0	12.3
Due after five years through ten years	88.5	22.6
Due after ten years	9.6	5.3
	135.3	40.4
Mortgage-backed and asset-backed securities	46.0	13.9
Total fixed maturities	$181.3	$54.3

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

Monetary policies in the developed economies, particularly in the United States, Europe and Japan, are supportive of moderate economic growth, while fiscal policies are more divergent and subject to change. Major central banks continue to closely monitor developments in global financial markets and the outlook for growth and are committed to adjust monetary policy as required to provide liquidity, support growth and achieve inflation targets. In the United States, the Federal Reserve (the “Fed”) increased its target for the federal funds rate by 0.25% in June 2018 and raised its range to 1.75% to 2.00%. The Fed expects that economic conditions will evolve in a manner that will warrant gradual increases in the federal funds rate and steady reductions in the size of its balance sheet. This is supported by its view that economic activity will expand at a moderate pace, labor conditions will remain strong and inflation will rise and stabilize around its 2 percent objective over the medium term. The Fed has communicated that the timing and size of future adjustments to the federal funds rate will depend on the realized and expected economic conditions relative to its objectives of maximum employment and 2 percent inflation. While the Fed believes near-term risks to the economic outlook appear roughly balanced, it continues to closely monitor inflation indicators and global economic and financial developments.  One such development being watched carefully is the trade/tariff negotiations between the United States and its various trade partners.  Should these negotiations lead to a shift or break-down in global trade patterns, there could be negative implications for certain issuers, sectors, or the economy at large.

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

Other Items

Net income also included the following items:

	Three Months Ended June 30,
(in millions)	Commercial Lines	Personal Lines	Chaucer	Other	Discontinued Operations	Total
2018
Net realized and unrealized investment gains (losses)	$3.1	$1.6	$(2.2)	$1.2	$—	$3.7
Other non-operating items	—	—	—	(2.0)	—	(2.0)
Discontinued operations, net of taxes	—	—	—	—	0.1	0.1

2017
Net realized investment gains (losses)	$5.9	$2.6	$1.1	$(3.7)	$—	$5.9
Other non-operating items	(1.1)	(0.7)	0.2	—	—	(1.6)

	Six Months Ended June 30,
(in millions)	Commercial Lines	Personal Lines	Chaucer	Other	Discontinued Operations	Total
2018
Net realized and unrealized investment (losses) gains	$(13.0)	$(4.8)	$(2.8)	$0.9	$—	$(19.7)
Other non-operating items	—	—	—	(2.2)	—	(2.2)

2017
Net realized investment gains (losses)	$7.7	$3.8	$0.6	$(4.3)	$—	$7.8
Other non-operating items	(1.1)	(0.7)	0.2	—	—	(1.6)

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

Net realized and unrealized gains on investments were $3.7 million for the three months ended June 30, 2018 and net realized gains were $5.9 million for the three months ended June 30, 2017. Net realized and unrealized gains in 2018 were primarily due to changes in the fair value of equity securities of $6.0 million that are now required to be reflected in net income, due to the implementation of ASU 2016-01 effective January 1, 2018. (See also Note 2 – “New Accounting Pronouncements” in the Notes to Interim Consolidated Financial Statements). These gains were partially offset by $1.9 million of OTTI losses. Net realized gains in 2017 were primarily due to $7.3 million of net gains recognized from the sale of fixed maturities and equity securities. These gains were partially offset by $1.8 million of OTTI losses. During the three months ended June 30, 2017, there were net unrealized gains of $7.8 million from our equity portfolio included in AOCI.

Net realized and unrealized losses on investments were $19.7 million for the six months ended June 30, 2018 and net realized gains were $7.8 million for the six months ended June 30, 2017. Net realized and unrealized losses in 2018 were primarily due to changes in the fair value of equity securities of $17.0 million that are now required to be reflected in net income, due to the implementation of ASU 2016-01 effective January 1, 2018. (See also Note 2 – “New Accounting Pronouncements” in the Notes to Interim Consolidated Financial Statements). Net realized and unrealized losses in 2018 also included $2.6 million of OTTI losses. Net realized gains in 2017 were primarily due to $11.4 million of net gains recognized from the sale of equity securities and fixed maturities. These gains were partially offset by $3.2 million of OTTI losses. During the six months ended June 30, 2017, there were net unrealized gains of $29.3 million from our equity portfolio included in AOCI.

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

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

The provision for income taxes from continuing operations was an expense of $20.7 million in the three months ended June 30, 2018, compared to an expense of $32.6 million during the same period in 2017. These provisions resulted in consolidated effective federal tax rates of 17.3% and 29.4% for the three months ended June 30, 2018 and 2017, respectively. These provisions reflect benefits related to tax planning strategies implemented in prior years of $3.3 million during the three months ended June 30, 2018 and 2017. In addition, these provisions also included excess tax benefits related to stock-based compensation of $0.5 million and $0.2 million during the three months ended June 30, 2018 and 2017, respectively.    Absent these items, the provision for income taxes would have been an expense of $24.5 million or 20.4% and $36.1 million or 32.5% for the three months ended June 30, 2018 and 2017, respectively. The decrease in the income tax rate for the three months ended June 30, 2018 is primarily driven by the aforementioned decrease in the U.S. statutory tax rate.

The income tax provision on operating income was an expense of $23.6 million during the three months ended June 30, 2018, compared to $34.4 million during the same period in 2017. These provisions resulted in effective tax rates for operating income of 20.0% and 32.2% in 2018 and 2017, respectively.  The decrease in the income tax rate for the three months ended June 30, 2018 is primarily affected by the aforementioned decrease in the U.S. statutory tax rate.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

The provision for income taxes from continuing operations was an expense of $33.5 million in the six months ended June 30, 2018, compared to an expense of $46.4 million during the same period in 2017. These provisions resulted in consolidated effective federal tax rates of 16.7% and 27.3% for the six months ended June 30, 2018 and 2017, respectively. These provisions reflect benefits related to tax planning strategies implemented in prior years of $5.8 million and $6.4 million during the six months ended June 30, 2018 and 2017, respectively. In addition, these provisions also included excess tax benefits related to stock-based compensation of $1.8 million and $2.5 million during the six months ended June 30, 2018 and 2017, respectively.  Absent these items, the provision for income taxes would have been $41.1 million or 20.5% and $55.3 million or 32.5% for the six months ended June 30, 2018 and 2017, respectively. The decrease in the income tax rate for the six months ended June 30, 2018 is primarily driven by the aforementioned decrease in the U.S. statutory tax rate.

The income tax provision on operating income was an expense of $43.8 million during the six months ended June 30, 2018, compared to $50.7 million during the same period in 2017. These provisions resulted in effective tax rates for operating income of 19.7% and 31.0% in 2018 and 2017, respectively. These provisions included the aforementioned excess tax benefits related to stock-based compensation of $1.8 million and $2.5 million during the six months ended June 30, 2018 and 2017, respectively. Absent this item, the provision for income taxes would have been an expense of $45.6 million, or 20.5% and $53.2 million, or 32.5% for the six months ended June 30, 2018 and 2017, respectively. The decrease in the income tax rate for the six months ended June 30, 2018 is primarily affected by the aforementioned decrease in the U.S. statutory tax rate.

Critical Accounting Estimates

Interim consolidated financial statements have been prepared in conformity with U.S. GAAP and include certain accounting policies that we consider to be critical due to the amount of judgment and uncertainty inherent in the application of those policies. While we believe that the amounts included in our consolidated financial statements reflect our best judgment, the use of different assumptions could produce materially different accounting estimates. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, we believe the following accounting estimates are critical to our operations and require the most subjective and complex judgment:

•	Reserve for losses and loss expenses
•	Reinsurance recoverable balances
•	Pension benefit obligations
•	Other-than-temporary impairments on fixed maturity securities
•	Deferred tax assets

For a more detailed discussion of these critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2017.

Statutory Surplus of U.S. Insurance Subsidiaries

The following table reflects statutory surplus for our U.S. insurance subsidiaries:

	June 30,	December 31,
(in millions)	2018	2017
Total Statutory Capital and Surplus–U.S. Insurance Subsidiaries	$2,075.7	$2,077.1

The statutory capital and surplus for our U.S. insurance subsidiaries decreased $1.4 million during the first six months of 2018. This decrease was primarily due to a $140 million dividend paid by Hanover Insurance to THG in the second quarter of 2018, as well as lower admitted deferred tax assets and unrealized losses. These decreases in statutory capital and surplus were almost entirely offset by operating results.

The NAIC prescribes an annual calculation regarding risk based capital (“RBC”). RBC ratios for regulatory purposes are expressed as a percentage of the capital required to be above the Authorized Control Level (the “Regulatory Scale”); however, in the insurance industry, RBC ratios are widely expressed as a percentage of the Company Action Level. The following table reflects the Company Action Level, the Authorized Control Level and RBC ratios for Hanover Insurance (which includes Citizens and other U.S. insurance subsidiaries), as of June 30, 2018, expressed both on the Industry Scale (Total Adjusted Capital divided by the Company Action Level) and Regulatory Scale (Total Adjusted Capital divided by Authorized Control Level):

(dollars in millions)	Company Action Level	Authorized Control Level	RBC Ratio Industry Scale	RBC Ratio Regulatory Scale
The Hanover Insurance Company	$1,021.7	$510.9	202%	405%

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

We have the following securities, letters of credit and cash and cash equivalents pledged to Lloyd’s to satisfy these capital requirements at June 30, 2018. At that date, we were in compliance with the capital requirements and expect to be able to meet these capital requirements in the future.

(in millions)
Fixed maturities, at fair value	$596.4
Letters of credit	290.5
Cash and cash equivalents	7.1
Total pledged to Lloyd’s	$894.0

Liquidity and Capital Resources

Liquidity is a measure of our ability to generate sufficient cash flows to meet the cash requirements of business operations. As a holding company, our primary ongoing source of cash is dividends from our insurance subsidiaries. However, dividend payments to us by our U.S. insurance subsidiaries are subject to limitations imposed by regulators, such as prior notice periods and the requirement that dividends in excess of a specified percentage of statutory surplus or prior year’s statutory earnings receive prior approval (so called “extraordinary dividends”). Dividends of $140.0 million were paid to the holding company by Hanover Insurance in the second quarter of 2018.

Dividend payments to the holding company by Chaucer are regulated by U.K. law. Dividends from Chaucer are dependent on dividends from its subsidiaries. Annual dividend payments from Chaucer are limited to retained earnings that are not restricted by capital and other requirements for business at Lloyd’s. In addition, Chaucer must provide advance notice to the U.K.’s Prudential Regulation Authority (“PRA”), of certain proposed dividends or other payments from PRA regulated entities. Dividends of $85.0 million were paid to the holding company by Chaucer in the second quarter of 2018.

In connection with an intercompany borrowing arrangement between Chaucer and a wholly owned non-insurance subsidiary of the holding company, interest on a $300 million note is paid by Chaucer on a quarterly basis to this affiliate, which is ultimately available to provide dividends to the holding company. For the six months ended June 30, 2018, Chaucer paid $11.2 million of interest related to this note, of which $11.0 million was then dividended to the holding company. For the six months ended June 30, 2017, Chaucer paid $9.4 million of interest related to this note, of which $9.1 million was then dividended to the holding company.

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

Net cash provided by operating activities was $179.5 million during the first six months of 2018, as compared to $249.8 million during the first six months of 2017. The $70.3 million decrease in cash provided was primarily the result of higher loss payments during the first six months of 2018, partially offset by higher net premiums collected during the first six months of 2018.

Net cash used in investing activities was $234.2 million during the first six months of 2018, as compared to $145.9 million during the first six months of 2017.  During 2018 and 2017, cash used in investing activities primarily related to net purchases of fixed maturities, equity securities and other investments.

Net cash used in financing activities was $76.0 million during the first six months of 2018, as compared to $66.5 million during the first six months of 2017. During 2018, cash used in financing activities primarily resulted from the payment of dividends to shareholders, repurchases of common stock, and changes in cash collateral related to securities lending, partially offset by cash inflows related to option exercises.  During 2017, cash used in financing activities primarily resulted from the payment of dividends to shareholders and repurchases of common stock, partially offset by cash inflows related to option exercises.

Dividends to common shareholders are subject to quarterly board approval and declaration. During the first six months of 2018, as declared by the Board, we paid two quarterly dividends, each for $0.54 per share to our shareholders totaling $45.9 million. We believe that our holding company assets are sufficient to provide for future shareholder dividends should the Board of Directors declare them.

At June 30, 2018, THG, as a holding company, held $457.1 million of fixed maturities and cash. We believe our holding company assets will be sufficient to meet our current year obligations, which consist primarily of dividends to our shareholders (as and to the extent declared), interest on our senior and subordinated debentures, certain costs associated with benefits due to our former life employees and agents, and, to the extent required, payments related to indemnification of liabilities associated with the sale of various subsidiaries. As discussed below, we have, and opportunistically may continue to, repurchase our common stock and debt. We may decide to provide funds to the holding company for these or other opportunities through dividends or short-term intercompany lending arrangements.

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

Our Board of Directors has authorized aggregate repurchases of our common stock of up to $900 million. Under the repurchase authorizations, the Company may repurchase, from time to time, common shares in amounts, at prices and at such times as the Company deems appropriate, subject to market conditions and other considerations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. During the first six months of 2018, we repurchased approximately 0.2 million shares of our common stock at a cost of $25.3 million. As of June 30, 2018, we have approximately $121 million available for repurchases under these repurchase authorizations.

We have a $200.0 million credit agreement which expires in May 2019, with an option to increase the facility to $300.0 million assuming no default and satisfaction of certain other conditions. Borrowings, if any, under the agreement are unsecured and incur interest at a rate per annum equal to, the higher of (a) the prime commercial lending rate of the administrative agent, (b) the Federal Funds Rate plus half a percent, or (c) the one month Adjusted LIBOR plus one percent and any applicable margin. The agreement contains financial covenants including, but not limited to, maintaining at least a certain level of consolidated equity, maximum consolidated leverage ratios and requires certain of our subsidiaries to maintain a minimum RBC ratio. We had no borrowings under this agreement during the first six months of 2018.

Membership in FHLBB provides us with access to additional liquidity based on our stock holdings and pledged collateral. At June 30, 2018, we had additional borrowing capacity of $100.2 million. There were no borrowings outstanding under this short-term facility at June 30, 2018; however, we have and may continue, from time to time, to borrow through this facility to provide short term liquidity.

On October 27, 2017, we entered into a Standby Letter of Credit Facility Agreement (the “Facility Agreement”) not to exceed £220.0 million (or $290.5 million) outstanding at any one time, with the option to increase the amount available for issuances of letters of credit to £300.0 million (or $396.2 million) in the aggregate on one occasion only during the term of the Facility Agreement (subject to the consent of all lenders and assuming no default and satisfaction of other specified conditions).  The Facility Agreement provides certain covenants including, but not limited to, the syndicates’ financial condition.  The Facility Agreement provides regulatory capital supporting Chaucer’s underwriting activities for the 2018 and 2019 years of account and each prior open year of account.  The Facility Agreement is generally renewed biennially to support new underwriting years.

The Facility agreement is subject to a letter of credit commission fee on outstanding letters of credit, which is payable quarterly.  The Facility Agreement fee ranges from 0.90% to 1.50% per annum, depending on our credit ratings for portions that are not cash collateralized, 0.25% per annum for portions that are cash collateralized, and 0.40% per annum for portions that are cash-equivalent collateralized.  We may, from time to time, collateralize a portion of the outstanding letter of credit. In addition to the commission fee on the uncollateralized outstanding letter of credit, a commitment fee in respect of the unutilized commitments under the Facility Agreement is payable quarterly, and ranges from 0.315% to 0.525% per annum, depending on our credit ratings. Chaucer is also required to pay customary agency fees. We paid $1.9 million and $1.6 million in fees during the first six months of 2018 and 2017, respectively.

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

At June 30, 2018, we were in compliance with the covenants of our debt and credit agreements.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Our market risks, the ways we manage them, and sensitivity to changes in interest rates, equity price risk, and foreign currency exchange risk are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2017, included in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes in the first six months of 2018 to these risks or our management of them.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as required by Rule 13a-15(d) of the Exchange Act, to determine whether any changes occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there were no such changes during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•

risks and uncertainties associated with THG’s announcement that it is undertaking a review of strategic alternatives, including a possible sale, for Chaucer, including the potential for management distraction, and business and employee retention concerns; and

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

Under the foreign sanctions regimes established by the United States, Chaucer, as a non-U.S. subsidiary of THG, is permitted to engage in certain transactions which would be prohibited if engaged in by U.S. citizens or persons acting within the jurisdiction of the U.S., including our U.S. subsidiaries. Under the Joint Comprehensive Plan of Action Regarding Iran’s Nuclear Program (the “JCPOA”) and General License H issued by the U.S. Treasury Department’s Office of Foreign Assets Control, Chaucer, as a foreign subsidiary, previously was permitted to conduct business involving Iran and Iranian assets, subject to limitations and prescriptions.  On May 8, 2018, President Donald Trump announced the decision for the United States to cease participation in the JCPOA.  Consequently, subject to specified “wind-down” periods, General License H is being withdrawn and Chaucer will no longer be able to engage in previously permitted transactions with or involving Iran.  However, prior to such announcement, Chaucer entered into a transaction in compliance with General License H and the following disclosure about such transaction is provided pursuant to Section 13(r) of the Securities Exchange Act of 1934, as amended:

During the applicable reporting period, January 1 through June 30, 2018, Chaucer syndicate 1084 maintained a 5% participation in an aviation reinsurance arrangement to reinsure Bimeh Iran (“Iran Insurance Company”), an insurer wholly-owned by the Government of Iran.  The arrangement reinsures the hull, liability and cargo risks incurred by the underlying insured, Iran Air.  Bimeh Markazi, another insurer wholly-owned by the Government of Iran, was an additional reinsured.  This reinsurance arrangement, which was in effect for the period June 22, 2017 through June 21, 2018, was compliant with General License H.  The insuring language of the reinsurance arrangement contained a “sanctions exclusion” clause which would terminate coverage in the event Chaucer was not permitted to provide coverage under applicable law, including any subsequent changes in U.S., U.K. or other laws or regulations which would make continuation of such coverage non-compliant.  Estimated total gross revenues from this arrangement were approximately $275,000, and total revenues, net of brokerage expenses and estimated retrocession costs, were approximately $179,500.  It is not possible at this time to determine the net profit from the arrangement, although as of June 30, 2018, no claims have been paid by Chaucer to either of the reinsureds. The agreement expired on June 21, 2018 and was not renewed.  As a result of the withdrawal of the United States from participation in the JCPOA and the subsequent revocation of General License H, Chaucer does not intend to enter into other such transactions in the future.

For a more detailed discussion of our risks and uncertainties, see also Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Shares purchased in the second quarter of 2018 are as follows:

			Total Number of	Approximate Dollar Value of
			Shares Purchased as	Shares That May Yet
			Part of Publicly	be Purchased Under the
	Total Number of	Average Price	Announced Plans or	Plans or Programs
Period	Shares Purchased	Paid per Share	Programs	(in millions)
April 1 - 30, 2018 (1)	25,030	$117.26	19,606	$131
May 1 - 31, 2018 (1)	43,871	118.58	42,600	126
June 1 - 30, 2018 (1)	37,919	119.65	36,746	121
Total	106,820	$118.65	98,952	$121

(1)

Includes 5,424, 1,271, and 1,173 shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards for the months ended April 30, May 31, and June 30, 2018, respectively.

ITEM 6 – EXHIBITS

EX – 10.1+	Description of 2018-2019 Non-Employee Director Compensation.

EX – 10.2

Amendment No. 1 dated June 7, 2018 to Credit Agreement, dated November 12, 2013, among Registrant, as borrower, and JP Morgan Chase Bank, N.A., as administrative agent, and various other lender parties.

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

EX – 101

The following materials from The Hanover Insurance Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Income for the three and six months ended June 30, 2018 and 2017; (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017; (iii) Consolidated Balance Sheets at June 30, 2018 and December 31, 2017; (iv) Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2018 and 2017; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, and (vi) related notes to these financial statements.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hanover Insurance Group, Inc.
Registrant

August 3, 2018	/s/ John C. Roche
Date	John C. Roche
President, Chief Executive Officer and Director

August 3, 2018	/s/ Jeffrey M. Farber
Date	Jeffrey M. Farber
Executive Vice President and Chief Financial Officer