Form 10-Q
period 2019-03-31
HANOVER INSURANCE GROUP, INC.
filed 2019-05-02
CIK 944695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock, $.01 par value	THG	New York Stock Exchange
7 5/8% Senior Debentures due 2025	THG	New York Stock Exchange
6.35% Subordinated Debentures due 2053	THGA	New York Stock Exchange

The number of shares outstanding of the registrant’s common stock was 40,701,200 as of April 30, 2019.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(In millions, except per share data)	2019	2018
Revenues
Premiums	$1,095.1	$1,042.5
Net investment income	70.2	66.0
Net realized and unrealized investment gains (losses):
Net realized gains (losses) from sales and other	(0.4)	0.6
Net change in fair value of equity securities	48.6	(22.9)
Net other–than–temporary impairment losses on investments recognized in earnings	—	(0.6)
Total net realized and unrealized investment gains (losses)	48.2	(22.9)
Fees and other income	6.0	5.9
Total revenues	1,219.5	1,091.5
Losses and expenses
Losses and loss adjustment expenses	699.6	670.9
Amortization of deferred acquisition costs	229.5	218.7
Interest expense	9.4	11.3
Other operating expenses	132.4	131.5
Total losses and expenses	1,070.9	1,032.4
Income from continuing operations before income taxes	148.6	59.1
Income tax expense:
Current	12.2	(5.7)
Deferred	13.8	14.3
Total income tax expense	26.0	8.6
Income from continuing operations	122.6	50.5
Discontinued operations:
Gain from sale of Chaucer business, net of taxes	0.9	—
Income (loss) from Chaucer business, net of taxes	(0.3)	17.3
Net loss from discontinued life businesses, net of taxes	(0.8)	(0.1)
Net income	$122.4	$67.7
Earnings per common share:
Basic:
Income from continuing operations	$3.02	$1.19
Discontinued operations:
Gain from sale of Chaucer business, net of taxes	0.02	—
Income (loss) from Chaucer business	(0.01)	0.40
Net loss from discontinued life businesses	(0.02)	—
Net income per share	$3.01	$1.59
Weighted average shares outstanding	40.6	42.5
Diluted:
Income from continuing operations	$2.98	$1.17
Discontinued operations:
Gain from sale of Chaucer business, net of taxes	0.02	—
Income (loss) from Chaucer business, net of taxes	(0.01)	0.40
Net loss from discontinued life businesses	(0.02)	—
Net income per share	$2.97	$1.57
Weighted average shares outstanding	41.2	43.1

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(In millions)	2019	2018
Net income	$122.4	$67.7
Other comprehensive income (loss), net of tax:
Available-for-sale securities:
Net appreciation (depreciation) during the period	115.0	(123.9)
Change in other-than-temporary impairment losses recognized in other comprehensive income	1.4	0.4
Total available-for-sale securities	116.4	(123.5)
Pension and postretirement benefits:
Net change in net actuarial loss and prior service cost	2.3	(2.3)
Cumulative foreign currency translation adjustment:
Amount recognized as cumulative foreign currency translation during the period	0.1	(0.5)
Total other comprehensive income (loss), net of tax	118.8	(126.3)
Comprehensive income (loss)	$241.2	$(58.6)

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
(In millions, except share data)	2019	2018
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $6,492.7 and $6,245.9)	$6,559.4	$6,161.5
Equity securities, at fair value	504.7	464.4
Other investments	680.4	661.5
Total investments	7,744.5	7,287.4
Cash and cash equivalents	168.5	1,020.7
Accrued investment income	54.0	53.2
Premiums and accounts receivable, net	1,179.4	1,176.7
Reinsurance recoverable on paid and unpaid losses and unearned premiums	1,663.2	1,648.6
Deferred acquisition costs	449.5	450.8
Deferred income taxes	0.9	50.6
Goodwill	178.8	178.8
Other assets	417.4	371.6
Assets held-for-sale	23.6	57.4
Assets of discontinued businesses	103.6	103.9
Total assets	$11,983.4	$12,399.7
Liabilities
Loss and loss adjustment expense reserves	$5,381.6	$5,304.1
Unearned premiums	2,287.8	2,277.8
Expenses and taxes payable	556.9	909.8
Reinsurance premiums payable	46.8	37.3
Debt	653.0	777.9
Liabilities held-for-sale	12.0	22.2
Liabilities of discontinued businesses	118.3	115.9
Total liabilities	9,056.4	9,445.0
Commitments and contingencies
Shareholders’ Equity
Preferred stock, par value $0.01 per share; 20.0 million shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 300.0 million shares authorized; 60.5 million shares issued	0.6	0.6
Additional paid-in capital	1,821.7	1,871.8
Accumulated other comprehensive income (loss)	3.8	(116.5)
Retained earnings	2,278.7	2,182.3
Treasury stock at cost (19.8 million and 18.2 million shares)	(1,177.8)	(983.5)
Total shareholders’ equity	2,927.0	2,954.7
Total liabilities and shareholders’ equity	$11,983.4	$12,399.7

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended
	March 31,
(In millions)	2019	2018
Preferred Stock
Balance at beginning and end of period	$—	$—
Common Stock
Balance at beginning and end of period	0.6	0.6
Additional Paid-in Capital
Balance at beginning of period	1,871.8	1,857.0
Prepaid repurchase of common stock and other	(50.1)	1.3
Balance at end of period	1,821.7	1,858.3
Accumulated Other Comprehensive Income (Loss), net of tax
Net Unrealized Appreciation (Depreciation) on Investments:
Balance at beginning of period	(27.2)	205.4
Net appreciation (depreciation) on available-for-sale securities	116.4	(123.5)
Adoption of Accounting Standards Updates (No. 2017-08 in 2019 and No. 2016-01 and No. 2018-02 in 2018)	1.5	(81.6)
Balance at end of period	90.7	0.3
Defined Benefit Pension and Postretirement Plans:
Balance at beginning of period	(88.6)	(79.5)
Net amount recognized as net periodic benefit (expense)	2.3	(2.3)
Adoption of Accounting Standards Update No. 2018-02	—	(16.2)
Balance at end of period	(86.3)	(98.0)
Cumulative Foreign Currency Translation Adjustment:
Balance at beginning of period	(0.7)	(18.3)
Amount recognized as cumulative foreign currency translation during the period	0.1	(0.5)
Adoption of Accounting Standards Update No. 2018-02	—	(3.9)
Balance at end of period	(0.6)	(22.7)
Total accumulated other comprehensive income (loss)	3.8	(120.4)
Retained Earnings
Balance at beginning of period	2,182.3	1,975.0
Cumulative effect of accounting change, net of taxes	(1.5)	104.3
Balance at beginning of period, as adjusted	2,180.8	2,079.3
Net income	122.4	67.7
Dividends to shareholders	(24.5)	(22.9)
Balance at end of period	2,278.7	2,124.1
Treasury Stock
Balance at beginning of period	(983.5)	(942.5)
Shares purchased at cost	(200.0)	(13.6)
Net shares reissued at cost under employee stock-based compensation plans	5.7	6.6
Balance at end of period	(1,177.8)	(949.5)
Total shareholders’ equity	$2,927.0	$2,913.1

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
(In millions)	2019	2018
Cash Flows From Operating Activities
Net income	$122.4	$67.7
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized and unrealized investment gains	(48.4)	23.4
Gain on sale of Chaucer-related Irish entity	(0.9)	—
Net amortization and depreciation	6.9	6.9
Stock-based compensation expense	4.2	3.0
Amortization of defined benefit plan costs	2.8	2.5
Deferred income tax (benefit) expense	13.8	(7.4)
Change in deferred acquisition costs	2.7	(3.9)
Change in premiums receivable, net of reinsurance premiums payable	(4.3)	6.2
Change in loss, loss adjustment expense and unearned premium reserves	99.2	127.4
Change in reinsurance recoverable	(28.2)	(86.4)
Change in expenses and taxes payable	(88.0)	(69.1)
Other, net	(45.0)	(38.9)
Net cash provided by operating activities	37.2	31.4
Cash Flows From Investing Activities
Proceeds from disposals and maturities of fixed maturities	193.1	295.3
Proceeds from disposals of equity securities and other investments	28.1	21.8
Purchase of fixed maturities	(483.4)	(418.2)
Purchase of equity securities and other investments	(37.6)	(39.8)
Capital expenditures	(3.9)	(3.5)
Net cash proceeds from sale of Chaucer-related Irish entity, offset by cash transferred	24.4	—
Net cash used in investing activities	(279.3)	(144.4)
Cash Flows From Financing Activities
Proceeds from exercise of employee stock options	5.0	6.3
Proceeds from debt borrowings, net	—	33.0
Change in cash collateral related to securities lending program	6.7	(8.2)
Dividends paid to shareholders	(217.0)	(22.9)
Repurchases of common stock	(250.0)	(13.6)
Repayment of debt	(151.1)	—
Other financing activities	(4.2)	(2.2)
Net cash used in financing activities	(610.6)	(7.6)
Effect of exchange rate changes on cash	—	2.2
Net change in cash and cash equivalents	(852.7)	(118.4)
Net change in cash related to discontinued operations	0.5	(44.1)
Cash and cash equivalents, beginning of period	1,020.7	297.9
Cash and cash equivalents, end of period	$168.5	$135.4

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

The interim consolidated financial statements of THG include the accounts of The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America, THG’s principal property and casualty companies; and other insurance and non-insurance subsidiaries. These legal entities conduct their operations through several business segments discussed in Note 9 – “Segment Information”. The interim consolidated financial statements also include the Company’s discontinued operations consisting of Chaucer Holdings Limited (“Chaucer”), a United Kingdom (“U.K.”) domiciled specialist insurance underwriting group which operates through the Society and Corporation of Lloyd’s (“Lloyds”), and the international insurance and non-insurance subsidiaries, which collectively constituted the former Chaucer segment. On December 28, 2018, the Company completed the sale of Chaucer to China Reinsurance (Group) Corporation (“China Re”), and subsequently completed the sales of the Chaucer-related Irish and Australian entities on February 14, 2019 and April 10, 2019, respectively. Discontinued operations also include the Company’s accident and health and former life insurance businesses. All intercompany accounts and transactions have been eliminated.

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

In the opinion of the Company’s management, the accompanying interim consolidated financial statements reflect all adjustments, consisting of normal recurring items, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 22, 2019.

2. New Accounting Pronouncements

Recently Implemented Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Update No. 2016-02, (Topic 842) Leases. This ASC update requires a lessee to recognize a right-of-use asset, which represents the lessee’s right to use a specified asset for the lease term, and a corresponding lease liability, which represents a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, for all leases that extend beyond 12 months. For finance or capital leases, interest on the lease liability will be recognized separately from amortization of the right-of-use asset in the statements of income and comprehensive income. In addition, the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows. For operating leases, the asset and liability will be amortized as a single lease cost, such that the cost of the lease is allocated over the lease term, on a generally straight-line basis, with all cash flows included within operating activities in the statement of cash flows. ASC Update No. 2016-02 requires that implementation of this guidance be through a modified retrospective transition approach. In July 2018, the FASB issued ASC Update No. 2018-11, (Topic 842) Leases Targeted Improvements, which provides entities with an additional transition method to adopt ASC Update No. 2016-02. Under this optional transition method, an entity can initially apply the new guidance at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company implemented this guidance effective January 1, 2019 using the optional transition method provided in ASC Update No. 2018-11 and elected to utilize the practical expedient package available in ASC Update 2016-02. The Company has also elected to utilize the practical expedient which allows an entity not to separate lease and nonlease components for all of its asset classes. The effect of implementing this guidance increased total assets and total liabilities each by approximately $35 million on January 1, 2019 and did not have a material effect on the results of operations for the three months ended March 31, 2019.

In March 2019, the FASB issued ASC Update No. 2019-01, Leases (Topic 842) – Codification Improvements (“ASC Update No. 2019-01”). This ASC update modifies interim disclosure requirements related to the implementation of Topic 842. This ASC update explicitly provides an exception to certain disclosures required under Topic 250 Accounting Changes and Error Corrections. An entity should apply the amendments as of the date that it first applied Topic 842, using the same transition methodology. Consistent with the Company’s implementation of Topic 842 on January 1, 2019, the updated guidance is effective for interim and annual periods beginning after December 15, 2018. The Company implemented this guidance effective January 1, 2019 and it did not have an impact on the Company’s financial position or results of operations as the update is disclosure related.

In March 2017, the FASB issued ASC Update No. 2017-08, (Subtopic 310-20) Receivables – Nonrefundable Fees and Other Costs: Premium Amortization on Purchased Callable Debt Securities. This guidance shortens the amortization period of premiums on certain purchased callable debt securities to the earliest call date. The updated guidance is effective for annual and interim periods beginning after December 15, 2018, and should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company implemented this guidance effective January 1, 2019. The effect of implementing this guidance resulted in a cumulative effect adjustment reclassifying unrealized losses, net of tax, of $1.5 million from accumulated other comprehensive income to retained earnings.

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

In June 2016, the FASB issued ASC Update No. 2016-13, (Topic 326) Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. This ASC update introduces new guidance for the accounting for credit losses on financial instruments within its scope. A new model, referred to as the current expected credit losses model, requires an entity to determine credit-related impairment losses for financial instruments held at amortized cost and to estimate these expected credit losses over the life of an exposure (or pool of exposures). The estimate of expected credit losses should consider both historical and current information, reasonable and supportable forecasts, as well as estimates of prepayments. The estimated credit losses and subsequent adjustment to such loss estimates, will be recorded through an allowance account which is deducted from the amortized cost of the financial instrument, with the offset recorded in current earnings. ASC No. 2016-13 also modifies the impairment model for available-for-sale debt securities. The new model will require an estimate of expected credit losses only when the fair value is below the amortized cost of the asset, thus the length of time the fair value of an available-for-sale debt security has been below the amortized cost will no longer affect the determination of whether a credit loss exists. In addition, credit losses on available-for-sale debt securities will be limited to the difference between the security’s amortized cost basis and its fair value. In November 2018, the FASB issued ASC Update No. 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, which explicitly states that receivables arising from operating leases are not within the scope of Subtopic 326-20. ASC Update 2016-13 and related guidance is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted for periods beginning after December 15, 2018. The Company expects to adopt ASC Update No. 2016-13 on January 1, 2020 and is evaluating the impact on its financial position and results of operations, which it does not expect to be material.

3. Discontinued Operations – Chaucer Business

On December 28, 2018, the Company completed the sale of its former subsidiary, Chaucer, to China Re.  On February 14, 2019, the Company completed the sale of its Chaucer-related Irish entity for total proceeds of $28 million and on April 10, 2019, finalized the sale of the Australian entities for total proceeds of $13 million, completing the transfer of all Chaucer-related companies. Collectively, these entities constituted the Chaucer business in 2018 and prior, whereas just the Irish and Australian Chaucer-related entities comprised the Chaucer business reported in the Company’s results in 2019, until their respective sales to China Re.

Three months ended March 31, 2019

Revenues from the Chaucer business were $2.9 million during the first quarter of 2019 and operating losses in this business totaled $0.3 million during that period.

Three months ended March 31, 2018

The following table summarizes the results of Chaucer’s operations for the three months ended March 31, 2018:

Three Months Ended
March 31,
(in millions)	2018
Revenues
Net premiums earned	$221.1
Net investment income	16.4
Other income	1.9
239.4
Losses and operating expenses
Losses and LAE	115.0
Amortization of deferred acquisition costs	69.3
Other expenses	32.2
216.5
Income from Chaucer business before income taxes and other items (previously presented as Chaucer's operating income)	22.9
Other items:
Interest expense	(1.1)
Net realized and unrealized investment losses	(0.5)
Other income	0.2
Income from Chaucer business before income taxes	21.5
Income tax expense	(4.2)
Income from Chaucer business, net of income taxes	$17.3

Total assets held-for-sale were $23.6 million at March 31, 2019 and $57.4 million at December 31, 2018. Total liabilities held-for-sale were $12.0 million at March 31, 2019 and $22.2 million at December 31, 2018. Assets and liabilities held-for-sale decreased in the quarter due to the aforementioned sale of the Chaucer-related Irish entity. These balances are reflected in the Consolidated Balance Sheets under the caption “Assets held-for-sale” and “Liabilities held-for-sale”, respectively.

The following table details the cash flows associated with the Chaucer business for the three months ended March 31, 2018:

Three Months Ended
March 31,
(in millions)	2018
Net cash used in operating activities	$(5.9)
Net cash provided by investing activities	$47.7

4. Income Taxes

Income tax expense for the three months ended March 31, 2019 and 2018 has been computed using estimated annual effective tax rates. The prior year’s rate reflects the recomputed income to exclude the Chaucer business. These rates are revised, if necessary, at the end of each successive interim period to reflect current estimates of the annual effective tax rates.

The tax provision was comprised of U.S. federal income tax expense of $26.0 million and $8.6 million for the three months ended March 31, 2019 and 2018, respectively. The tax provision recorded in discontinued operations related to the Chaucer business for the three months ended March 31, 2018 was comprised of a $5.9 million U.S. federal income tax expense and a $1.7 million foreign income tax benefit.

The Company or its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions, as well as foreign jurisdictions. The Company and its subsidiaries are subject to U.S. federal and state income tax examinations and foreign examinations for years after 2014.

5. Investments

A. Fixed maturities

The amortized cost and fair value of available-for-sale fixed maturities were as follows:

	March 31, 2019
		Gross	Gross		OTTI
	Amortized	Unrealized	Unrealized		Unrealized
(in millions)	Cost	Gains	Losses	Fair Value	Losses
U.S. Treasury and government agencies	$404.5	$4.7	$2.5	$406.7	$—
Foreign government	7.3	0.1	—	7.4	—
Municipal	848.1	20.8	3.4	865.5	—
Corporate	3,635.7	66.3	27.4	3,674.6	4.8
Residential mortgage-backed	819.2	6.8	6.1	819.9	—
Commercial mortgage-backed	684.9	9.4	2.4	691.9	—
Asset-backed	93.0	0.6	0.2	93.4	—
Total fixed maturities	$6,492.7	$108.7	$42.0	$6,559.4	$4.8

	December 31, 2018
		Gross	Gross		OTTI
	Amortized	Unrealized	Unrealized		Unrealized
(in millions)	Cost	Gains	Losses	Fair Value	Losses
U.S. Treasury and government agencies	$414.7	$2.4	$7.2	$409.9	$—
Foreign government	7.3	0.1	—	7.4	—
Municipal	879.0	16.6	9.8	885.8	—
Corporate	3,476.6	26.1	92.0	3,410.7	6.6
Residential mortgage-backed	728.4	2.7	14.7	716.4	—
Commercial mortgage-backed	648.4	1.7	9.8	640.3	—
Asset-backed	91.5	0.2	0.7	91.0	—
Fixed maturities, excluding held-for-sale (Chaucer)	6,245.9	49.8	134.2	6,161.5	6.6
Fixed maturities, held-for-sale	24.9	—	0.4	24.5	—
Total fixed maturities	$6,270.8	$49.8	$134.6	$6,186.0	$6.6

Other-than-temporary impairments (“OTTI”) unrealized losses in the tables above represent OTTI recognized in accumulated other comprehensive income (“AOCI”). This amount excludes net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date of $7.4 million as of both March 31, 2019 and December 31, 2018.

The Company deposits funds with various state and governmental authorities. For a discussion of the Company’s deposits with state and governmental authorities, see also Note 3 – “Investments” of the Notes to Consolidated Financial Statements in the Company’s 2018 Annual Report on Form 10-K.

The amortized cost and fair value by maturity periods for fixed maturities are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or the Company may have the right to put or sell the obligations back to the issuers.

	March 31, 2019
	Amortized	Fair
(in millions)	Cost	Value
Due in one year or less	$249.2	$250.9
Due after one year through five years	1,969.6	2,001.6
Due after five years through ten years	2,407.4	2,423.2
Due after ten years	269.4	278.5
	4,895.6	4,954.2
Mortgage-backed and asset-backed securities	1,597.1	1,605.2
Total fixed maturities	$6,492.7	$6,559.4

B. Fixed maturity securities in an unrealized loss position

The following tables provide information about the Company’s available-for-sale fixed maturity securities that were in an unrealized loss position at March 31, 2019 and December 31, 2018 including the length of time the securities have been in an unrealized loss position:

	March 31, 2019
	12 months or less		Greater than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in millions)	Losses	Value	Losses	Value	Losses	Value
Investment grade:
U.S. Treasury and government agencies	$—	$—	$2.5	$158.4	$2.5	$158.4
Foreign governments	—	—	—	0.8	—	0.8
Municipal	—	9.7	3.4	192.3	3.4	202.0
Corporate	0.9	15.3	19.7	993.2	20.6	1,008.5
Residential mortgage-backed	—	2.1	6.1	352.6	6.1	354.7
Commercial mortgage-backed	—	0.3	2.4	226.7	2.4	227.0
Asset-backed	—	—	0.2	31.9	0.2	31.9
Total investment grade	0.9	27.4	34.3	1,955.9	35.2	1,983.3
Below investment grade:
Corporate	0.3	17.1	6.5	75.7	6.8	92.8
Total fixed maturities	$1.2	$44.5	$40.8	$2,031.6	$42.0	$2,076.1

	December 31, 2018
	12 months or less		Greater than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in millions)	Losses	Value	Losses	Value	Losses	Value
Investment grade:
U.S. Treasury and government agencies	$1.1	$66.0	$6.1	$210.9	$7.2	$276.9
Foreign governments	—	2.0	—	0.8	—	2.8
Municipal	0.8	110.0	9.0	248.0	9.8	358.0
Corporate	30.0	1,277.9	43.9	781.6	73.9	2,059.5
Residential mortgage-backed	2.6	201.2	12.1	323.7	14.7	524.9
Commercial mortgage-backed	3.4	293.0	6.4	175.5	9.8	468.5
Asset-backed	0.4	42.3	0.3	18.0	0.7	60.3
Total investment grade	38.3	1,992.4	77.8	1,758.5	116.1	3,750.9
Below investment grade:
Municipal	—	—	—	0.9	—	0.9
Corporate	8.1	185.6	10.0	54.0	18.1	239.6
Total below investment grade	8.1	185.6	10.0	54.9	18.1	240.5
Fixed maturities, excluding held-for-sale (Chaucer)	46.4	2,178.0	87.8	1,813.4	134.2	3,991.4
Fixed maturities, held-for-sale	0.1	4.0	0.3	18.0	0.4	22.0
Total fixed maturities	$46.5	$2,182.0	$88.1	$1,831.4	$134.6	$4,013.4

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

C. Proceeds from sales

The proceeds from sales of available-for-sale securities and gross realized gains and gross realized losses on those sales were as follows:

	Three Months Ended March 31,
	2019			2018
	Proceeds from	Gross	Gross	Proceeds from	Gross	Gross
(in millions)	Sales	Gains	Losses	Sales	Gains	Losses
Fixed maturities, excluding held-for-sale (Chaucer)	$60.1	$1.0	$1.5	$57.1	$0.2	$1.7
Fixed maturities, held-for-sale	0.3	—	—	70.7	0.4	0.6
Total fixed maturities	$60.4	$1.0	$1.5	$127.8	$0.6	$2.3

D. Other-than-temporary impairments

For the three months ended March 31, 2019, the Company recognized no OTTI.

For the three months ended March 31, 2018, total OTTI from continuing operations was $0.9 million, consisting primarily of fixed maturities.  Of this amount, $0.6 million was recognized in earnings and the remaining $0.3 million was recorded as unrealized losses in AOCI.

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

	Three Months Ended March 31,
(in millions)	2019	2018
Credit losses as of the beginning of the period	$3.8	$3.6
Credit losses on securities for which an OTTI was not previously recognized	—	0.2
Reductions for securities sold, matured or called	(0.5)	(0.7)
Credit losses as of the end of the period	$3.3	$3.1

E. Equity securities

Equity securities are carried at fair value and all increases or decreases in fair value are reported in net realized and unrealized investment gains (losses) on the Consolidated Statements of Income. The following table provides pre-tax net realized and unrealized gains (losses) on equity securities from continuing operations:

	Three Months Ended March 31,
(in millions)	2019	2018
Net gains (losses) recognized during the period	$48.6	$(22.9)
Less: net gains recognized on equity securities sold during the period	1.1	0.5
Net unrealized gains (losses) recognized during the period on equity securities still held	$47.5	$(23.4)

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

The estimated fair value of the financial instruments were as follows:

	March 31, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
(in millions)	Value	Value	Value	Value
Financial Assets carried at:
Fair Value through AOCI:
Fixed maturities	$6,559.4	$6,559.4	$6,161.5	$6,161.5
Fair Value through Net Income:
Equity securities	504.7	504.7	464.4	464.4
Other investments	180.3	180.3	175.0	175.0
Amortized Cost/Cost:
Other investments	421.5	425.7	414.4	418.9
Cash and cash equivalents	168.5	168.5	1,020.7	1,020.7
Total financial instruments, excluding held-for-sale	7,834.4	7,838.6	8,236.0	8,240.5
Financial instruments, held-for-sale (Chaucer)	2.8	2.8	27.8	27.8
Total financial instruments	$7,837.2	$7,841.4	$8,263.8	$8,268.3

Financial Liabilities carried at:
Amortized Cost:
Debt	$653.0	$694.2	$777.9	$825.0

The Company has processes designed to ensure that the values received from its third party pricing service are accurately recorded, that the data inputs and valuation approaches and techniques utilized are appropriate and consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. The Company performs a review of the fair value hierarchy classifications and of prices received from its pricing service on a quarterly basis. The Company reviews the pricing services’ policies describing its methodology, processes, practices and inputs, including various financial models used to value securities. Also, the Company reviews the portfolio pricing, including a process for which securities with changes in prices that exceed a defined threshold are verified to independent sources, if available. If upon review, the Company is not satisfied with the validity of a given price, a pricing challenge would be submitted to the pricing service along with supporting documentation for its review. The Company does not adjust quotes or prices obtained from the pricing service unless the pricing service agrees with the Company’s challenge. During 2019 and 2018, the Company did not adjust any prices received from its pricing service.

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

The following tables provide, for each hierarchy level, the Company’s investment assets that were measured at fair value on a recurring basis.

	March 31, 2019
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$406.7	$159.3	$247.4	$—
Foreign government	7.4	—	7.4	—
Municipal	865.5	—	845.0	20.5
Corporate	3,674.6	—	3,673.9	0.7
Residential mortgage-backed, U.S. agency backed	817.2	—	817.2	—
Residential mortgage-backed, non-agency	2.7	—	2.7	—
Commercial mortgage-backed	691.9	—	679.1	12.8
Asset-backed	93.4	—	93.4	—
Total fixed maturities	6,559.4	159.3	6,366.1	34.0
Equity securities	504.7	503.6	—	1.1
Other investments	3.5	—	—	3.5
Total investment assets at fair value	$7,067.6	$662.9	$6,366.1	$38.6

	December 31, 2018
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$409.9	$154.9	$255.0	$—
Foreign government	7.4	—	7.4	—
Municipal	885.8	—	864.7	21.1
Corporate	3,410.7	—	3,409.9	0.8
Residential mortgage-backed, U.S. agency backed	713.7	—	713.7	—
Residential mortgage-backed, non-agency	2.7	—	2.7	—
Commercial mortgage-backed	640.3	—	627.2	13.1
Asset-backed	91.0	—	91.0	—
Total fixed maturities	6,161.5	154.9	5,971.6	35.0
Equity securities	464.4	463.3	—	1.1
Other investments	3.5	—	—	3.5
Total investment assets at fair value, excluding held-for-sale (Chaucer)	6,629.4	618.2	5,971.6	39.6
Investment assets, held-for-sale	24.5	5.7	18.8	—
Total investment assets at fair value	$6,653.9	$623.9	$5,990.4	$39.6

Limited partnerships measured at fair value using NAV based on an ownership interest in partners’ capital have not been included in the hierarchy tables. At March 31, 2019 and December 31, 2018, the fair values of these investments were $176.8 million and $171.5 million, respectively, approximately 2% of total investment assets.

The following tables provide, for each hierarchy level, the Company’s estimated fair values of financial instruments that were not carried at fair value:

	March 31, 2019
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$168.5	$168.5	$—	$—
Other investments	425.7	—	1.8	423.9
Total financial instruments, excluding held-for-sale	594.2	168.5	1.8	423.9
Financial instruments, held-for-sale (Chaucer)	2.8	2.8	—	—
Total financial instruments	$597.0	$171.3	$1.8	$423.9

Liabilities:
Debt	$694.2	$—	$694.2	$—

	December 31, 2018
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$1,020.7	$1,020.7	$—	$—
Other investments	418.9	—	8.7	410.2
Total financial instruments, excluding held-for-sale	1,439.6	1,020.7	8.7	410.2
Financial instruments, held-for-sale (Chaucer)	3.3	3.3	—	—
Total financial instruments	$1,442.9	$1,024.0	$8.7	$410.2

Liabilities:
Debt	$825.0	$—	$825.0	$—

The table below provide a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fixed Maturities
(in millions)	Municipal	Corporate	Commercial mortgage- backed	Total	Equity and Other	Total Assets
Three Months Ended
March 31, 2019
Balance January 1, 2019	$21.1	$0.8	$13.1	$35.0	$4.6	$39.6
Total gains:
Included in total net realized and unrealized investment gains	0.1	—	—	0.1	—	0.1
Included in other comprehensive income-net appreciation on available-for-sale securities	0.2	—	0.2	0.4	—	0.4
Sales	(0.9)	(0.1)	(0.5)	(1.5)	—	(1.5)
Balance March 31, 2019	$20.5	$0.7	$12.8	$34.0	$4.6	$38.6

Three Months Ended
March 31, 2018
Balance January 1, 2018, excluding held-for-sale (Chaucer)	$24.6	$0.9	$14.2	$39.7	$4.7	$44.4
Total gains (losses):
Included in total net realized and unrealized investment gains	0.1	—	—	0.1	—	0.1
Included in other comprehensive income-net depreciation on available-for-sale securities	(0.5)	—	(0.2)	(0.7)	—	(0.7)
Sales	(1.1)	(0.1)	(0.5)	(1.7)	—	(1.7)
Balance March 31, 2018, excluding held-for-sale (Chaucer)	$23.1	$0.8	$13.5	$37.4	$4.7	$42.1

There were no transfers between Level 2 and Level 3, and there were no Level 3 liabilities held by the Company for the three months ended March 31, 2019 and 2018.

The following table provides quantitative information about the significant unobservable inputs used by the Company in the fair value measurements of Level 3 assets. Where discounted cash flows were used in the valuation of fixed maturities, the internally-developed discount rate was adjusted by the significant unobservable inputs shown in the table.

			March 31, 2019		December 31, 2018
	Valuation	Significant	Fair	Range	Fair	Range
(in millions)	Technique	Unobservable Inputs	Value	(Wtd Average)	Value	(Wtd Average)
Fixed maturities:
Municipal	Discounted cash flow	Discount for: Small issue size Credit stress Above-market coupon	$20.5	0.7 - 6.8% (3.3%) 1.3% (1.3%) 0.3 - 0.5% (0.5%)	$21.1	0.7 - 6.8% (3.4%) 1.3% (1.3%) 0.3 - 0.5% (0.5%)
Corporate	Discounted cash flow	Discount for: Small issue size Above-market coupon	0.7	2.5% (2.5%) 0.3% (0.3%)	0.8	2.5% (2.5%) 0.3% (0.3%)
Commercial mortgage-backed	Discounted cash flow	Discount for: Small issue size Above-market coupon Lease structure	12.8	1.9 - 3.1% (2.7%) 0.5% (0.5%) 0.3% (0.3%)	13.1	1.9 - 3.1% (2.7%) 0.5% (0.5%) 0.3% (0.3%)
Equity securities	Market comparables	Net tangible asset market multiples	1.1	1.0X (1.0X)	1.1	1.0X (1.0X)
Other	Discounted cash flow	Discount rate	3.5	18.0% (18.0%)	3.5	18.0% (18.0%)

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

7. Pension and Other Postretirement Benefit Plans

The components of net periodic pension cost for defined benefit pension and other postretirement benefit plans included in the Company’s results of operations are as follows:

	Three Months Ended March 31,
	2019	2018	2019	2018
(in millions)	Pension Plans		Postretirement Plans
Service cost - benefits earned during the period	$—	$—	$—	$—
Interest cost	5.3	4.9	0.1	0.1
Expected return on plan assets	(5.8)	(5.2)	—	—
Recognized net actuarial loss	2.8	2.5	—	0.1
Amortization of prior service cost	—	—	—	(0.1)
Net periodic pension cost	$2.3	$2.2	$0.1	$0.1

8. Other Comprehensive Income

The following tables provide changes in other comprehensive income (loss).

	Three Months Ended March 31,
	2019			2018
		Tax			Tax
		Benefit	Net of		Benefit	Net of
(in millions)	Pre-Tax	(Expense)	Tax	Pre-Tax	(Expense)	Tax
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during period	$152.0	$(32.0)	$120.0	$(153.7)	$32.1	$(121.6)
Amount of realized gains (losses) from sales and other	0.3	(3.9)	(3.6)	0.2	(2.5)	(2.3)
Portion of other-than-temporary impairment losses recognized in earnings	—	—	—	0.5	(0.1)	0.4
Net unrealized gains (losses)	152.3	(35.9)	116.4	(153.0)	29.5	(123.5)
Pension and postretirement benefits:
Net change in net actuarial loss and prior service cost	2.9	(0.6)	2.3	(2.9)	0.6	(2.3)
Cumulative foreign currency translation adjustment:
Foreign currency translation recognized during the period	0.1	—	0.1	(0.6)	0.1	(0.5)
Other comprehensive income (loss)	$155.3	$(36.5)	$118.8	$(156.5)	$30.2	$(126.3)

Reclassifications out of accumulated other comprehensive income were as follows:

	Three Months Ended
	March 31,
(in millions)	2019	2018
	Amount Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income		Where Net Income is Presented
Unrealized gains on available-for-sale securities	$(0.3)	$—	Net realized losses from sales and other
	—	(0.6)	Net other-than-temporary impairment losses on investments recognized in earnings
	(0.3)	(0.6)	Total before tax
	3.9	2.7	Tax benefit
	3.6	2.1	Continued operations; net of tax
	—	(0.2)	Discontinued operations - Chaucer business
	3.6	1.9	Net of tax
Amortization of defined benefit pension and postretirement plans	(2.9)	(2.5)	Loss adjustment expenses and other operating expenses (1)
	0.6	0.5	Tax benefit
	(2.3)	(2.0)	Continued operations; net of tax
Total reclassifications for the period	$1.3	$(0.1)	Benefit (expense) reflected in income, net of tax

(1)

The amount reclassified from accumulated other comprehensive income for the pension and postretirement benefits was allocated approximately 40% to loss adjustment expenses and 60% to other operating expenses for the three months ended March 31, 2019 and 2018.

9. Segment Information

The Company’s primary business operations include insurance products and services provided through three operating segments: Commercial Lines, Personal Lines and Other. Commercial Lines includes commercial multiple peril, commercial automobile, workers’ compensation, and other commercial coverages, such as inland marine, specialty program business, management and professional liability, surety and specialty property. Personal Lines includes personal automobile, homeowners and other personal coverages. Included in the Other segment are Opus Investment Management, Inc., which markets investment management services to institutions, pension funds and other organizations; earnings on holding company assets; holding company and other expenses, including certain costs associated with retirement benefits due to the Company’s former life insurance employees and agents; and, a run-off voluntary pools business. On December 28, 2018, the Company completed the sale of Chaucer, the major portion of its Lloyd’s international specialty business, to China Re. The sales of the Chaucer-related Irish and Australian entities were subsequently completed on February 14, 2019 and April 10, 2019, respectively. Accordingly, as of December 31, 2018, and for all prior periods, Chaucer’s results of operations have been classified as Discontinued Operations in the Consolidated Statements of Income and assets and liabilities related to the Chaucer business have been classified as held-for-sale in the Consolidated Balance Sheets (see Note 3 – “Discontinued Operations - Chaucer Business”). Certain ongoing expenses were also reclassified from Chaucer to the other three operating segments. The separate financial information is presented consistent with the way results are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company reports interest expense related to debt separately from the earnings of its operating segments. This consists of interest on the Company’s senior and subordinated debentures.

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

Summarized below is financial information with respect to the Company’s business segments.

	Three Months Ended
	March 31,
(in millions)	2019	2018
Operating revenues:
Commercial Lines	$698.7	$676.6
Personal Lines	465.2	434.9
Other	7.4	2.9
Total	1,171.3	1,114.4
Net realized and unrealized investment gains (losses)	48.2	(22.9)
Total revenues	$1,219.5	$1,091.5
Operating income (loss) before interest expense and income taxes:
Commercial Lines:
Underwriting income	$36.7	$16.3
Net investment income	44.3	45.3
Other expense	(0.8)	(0.2)
Commercial Lines operating income	80.2	61.4
Personal Lines:
Underwriting income	5.7	14.6
Net investment income	19.7	18.4
Other income	1.4	1.3
Personal Lines operating income	26.8	34.3
Other:
Underwriting loss	(0.3)	(1.0)
Net investment income	6.2	2.3
Other expense	(3.1)	(3.7)
Other operating income (loss)	2.8	(2.4)
Operating income before interest expense and income taxes	109.8	93.3
Interest on debt	(9.4)	(11.3)
Operating income before income taxes	100.4	82.0
Non-operating income items:
Net realized and unrealized investment gains (losses)	48.2	(22.9)
Income from continuing operations before income taxes	$148.6	$59.1

The following table provides identifiable assets for the Company’s business segments and discontinued operations:

	March 31, 2019	December 31, 2018
(in millions)	Identifiable Assets
U.S. Companies	$11,856.2	$12,238.4
Assets held-for-sale(1)	23.6	57.4
Assets of discontinued operations	103.6	103.9
Total	$11,983.4	$12,399.7

(1)	See also Note 3 – “Discontinued Operations – Chaucer Business”.

The Company reviews the assets of its U.S. Companies collectively and does not allocate them between the Commercial Lines, Personal Lines and Other segments.

10. Stock-based Compensation

As of March 31, 2019, there were 3,506,780 shares and 2,369,081 shares available for grant under The Hanover Insurance Group 2014 Long-Term Incentive Plan and The Hanover Insurance Group 2014 Employee Stock Purchase Plan, respectively.

Compensation cost for the Company’s stock-based awards and the related tax benefits were as follows:

	Three Months Ended March 31,
(in millions)	2019	2018
Stock-based compensation expense	$4.2	$2.5
Tax benefit	(0.9)	(0.5)
Stock-based compensation expense, net of taxes	$3.3	$2.0

Stock-based compensation expense for Chaucer, net of taxes, of $0.4 million for the three months ended March 31, 2018 is reported in discontinued operations and is excluded from the amounts disclosed above.

Stock Options

Information on the Company’s stock option activity for the three months ended March 31, 2019 and 2018 is summarized below.

	Three Months Ended March 31,
	2019		2018
(in whole shares and dollars)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	1,099,076	$85.75	1,062,177	$75.53
Granted	232,568	95.05	291,390	110.58
Exercised	(64,017)	75.98	(84,353)	70.31
Forfeited or cancelled	(3,141)	95.39	(50,491)	88.48
Outstanding, end of period	1,264,486	87.93	1,218,723	83.73

Restricted Stock Units

The following tables summarize activity information about employee restricted stock units:

	Three Months Ended March 31,
	2019		2018
(in whole shares and dollars)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Time-based restricted stock units:
Outstanding, beginning of period	332,481	$97.28	298,528	$83.45
Granted	144,072	117.51	131,290	110.60
Vested	(99,855)	83.25	(50,810)	70.24
Forfeited	(8,687)	97.14	(10,585)	87.47
Outstanding, end of period	368,011	109.01	368,423	94.83
Performance-based and market-based restricted stock units:
Outstanding, beginning of period	69,838	$95.58	102,586	$81.21
Granted	42,119	117.68	29,715	116.82
Vested	(10,089)	82.74	(14,032)	70.24
Forfeited	—	—	(7,625)	81.91
Outstanding, end of period	101,868	105.99	110,644	92.12

In the first three months of 2019 and 2018, the Company granted market-based awards totaling 23,924 and 29,715, respectively, to certain members of senior management, which are included in the table above as performance and market-based restricted stock activity. The vesting of these stock units is based on the relative total shareholder return (“TSR”) of the Company. This metric is generally based on relative TSR for a three-year period as compared to a pre-selected group of property and casualty companies. The fair value of market-based awards was estimated at the date of grant using a valuation model. These units have the potential to range from 0% to 150% of the shares disclosed. Included in the amount granted above in 2019 and 2018 are 5,820 shares and 3,115 shares, respectively, related to market-based awards that achieved a payout in excess of 100%. These awards vested in the first quarters of 2019 and 2018, respectively.

The Company also granted performance-based restricted stock units in 2019 which are based upon the achievement of the performance metric at 100%. These units have the potential to range from 0% to 150% of the shares disclosed, which varies based on grant year and individual participation level. Increases above the 100% target level are reflected as granted in the period in which performance-based stock unit goals are achieved. Decreases below the 100% target level are reflected as forfeited. There were no performance-based awards that vested in 2019 or 2018.

11. Earnings Per Share and Shareholders’ Equity Transactions

The following table provides weighted average share information used in the calculation of the Company’s basic and diluted earnings per share:

	Three Months Ended
	March 31,
(in millions, except per share data)	2019	2018
Basic shares used in the calculation of earnings per share	40.6	42.5
Dilutive effect of securities:
Employee stock options	0.3	0.3
Non-vested stock grants	0.3	0.3
Diluted shares used in the calculation of earnings per share	41.2	43.1
Per share effect of dilutive securities on income from continuing operations and net income	$(0.04)	$(0.02)

Diluted earnings per share for the three months ended March 31, 2019 and 2018 excludes 0.2 million and 0.3 million, respectively, of common shares issuable under the Company’s stock compensation plans because their effect would be antidilutive.

On December 30, 2018, the Board of Directors authorized a new stock repurchase program which provides for aggregate repurchases of up to $600 million. Under the repurchase authorization, the Company may repurchase, from time to time, common shares in amounts, at prices and at such times as the Company deems appropriate, subject to market conditions and other considerations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. The Company is not required to purchase any specific number of shares or to make purchases by any certain date under this program.  On January 2, 2019, pursuant to the terms of an accelerated share repurchase (“ASR”) agreement executed on December 30, 2018, the Company paid $250.0 million and received an initial delivery of approximately 1.8 million shares of common stock, which is approximately 80% of the total number of shares expected to be repurchased under this agreement. The final 20% of the total number of shares are expected to be delivered to the Company in the second quarter of 2019.

12. Liabilities for Outstanding Claims, Losses and Loss Adjustment Expenses

Reserve Rollforward and Prior Year Development

The Company regularly updates its reserve estimates as new information becomes available and further events occur which may impact the resolution of unsettled claims. Reserve adjustments are reflected in results of operations as adjustments to losses and loss adjustment expenses (“LAE”). Often these adjustments are recognized in periods subsequent to the period in which the underlying policy was written and loss event occurred. These types of subsequent adjustments are described as “prior years’ loss reserves”. Such development can be either favorable or unfavorable to the Company’s financial results and may vary by line of business. In this section, all amounts presented include catastrophe losses and LAE, unless otherwise indicated.

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses.

	Three Months Ended
	March 31,
(in millions)	2019	2018
Gross loss and LAE reserves, beginning of period	$5,304.1	$5,058.5
Reinsurance recoverable on unpaid losses	1,472.6	1,455.0
Net loss and LAE reserves, beginning of period	3,831.5	3,603.5
Net incurred losses and LAE in respect of losses occurring in:
Current year	712.8	677.4
Prior years	(13.2)	(6.5)
Total incurred losses and LAE	699.6	670.9
Net payments of losses and LAE in respect of losses occurring in:
Current year	175.3	181.0
Prior years	459.1	425.5
Total payments	634.4	606.5
Net reserve for losses and LAE, end of period	3,896.7	3,667.9
Reinsurance recoverable on unpaid losses	1,484.9	1,420.0
Gross reserve for losses and LAE, end of period	$5,381.6	$5,087.9

As a result of continuing trends in the Company’s business, reserves including catastrophes have been re-estimated for all prior accident years and were decreased by $13.2 million in 2019 in comparison to a decrease of $6.5 million in 2018.

2019

For the three months ended March 31, 2019, net favorable loss and LAE development was $13.2 million, primarily as a result of favorable catastrophe development due to anticipated subrogation recoveries on the 2017 and 2018 California wildfires. Our current estimate of these subrogation recoveries was informed by the recent sale of our subrogation rights for certain of these events to a large financial institution. In addition, higher than expected losses in our personal and commercial automobile lines were substantially offset by lower than expected losses in our workers’ compensation and commercial multiple peril lines.

2018

For the three months ended March 31, 2018, net favorable loss and LAE development was $6.5 million, primarily as a result of favorable catastrophe development related to the 2017 hurricanes and California wildfires.

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

On February 16, 2018, the Court entered an order limiting the claims of those participants who received lump sum distributions prior to March 13, 2002 to alleged violations of ERISA’s disclosure requirements and breaches of fiduciary duty. Subsequently, the parties entered into settlement discussions and reached a settlement. The Court approved the settlement and dismissed the case with prejudice on March 22, 2019. Effective April 24, 2019, such dismissal is no longer subject to appeal. The resulting settlement amount to be paid by the Company is not material to the Company’s financial position and will not have a material effect on its results of operations.

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

14. Other Items

On January 2, 2019, the Company repaid $125 million of its FHLB advances that were due 2029 and had an interest rate of 5.5%, along with related prepayment fees of $26 million; such fees were recognized in 2018.

15. Subsequent Events

On April 10, 2019, the Company completed the sale of its Chaucer-related Australian entities for proceeds of $13 million.

PART I

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist readers in understanding the interim consolidated results of operations and financial condition of The Hanover Insurance Group, Inc. and its subsidiaries (“THG”). Consolidated results of operations and financial condition are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes included elsewhere in this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2019.

Results of operations include the accounts of The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America (“Citizens”), our principal property and casualty companies; and certain other insurance and non-insurance subsidiaries. Our results of operations also include the results of our discontinued operations, consisting primarily of our former Chaucer international business, Chaucer Holdings Limited (“Chaucer”), a United Kingdom (“U.K.”) domiciled specialist insurance underwriting group which operates through the Society and Corporation of Lloyd’s (“Lloyd’s”), and the international insurance and non-insurance subsidiaries, which collectively constituted our former Chaucer segment. On December 28, 2018, we completed the sale of Chaucer Holdings Limited, the major portion of our Lloyd's international specialty business, to China Reinsurance (Group) Corporation (“China Re”). We subsequently completed the sales of the Chaucer-related Irish and Australian entities on February 14, 2019 and April 10, 2019, respectively. As of December 31, 2018 and for all prior periods presented, operations from Chaucer are presented as discontinued operations. Results of operations also include the discontinued operations of our accident and health and former life insurance businesses.

Executive Overview

Business operations consist of three operating segments: Commercial Lines, Personal Lines and Other.

Net income was $122.4 million during the three months ended March 31, 2019, compared to $67.7 million for the three months ended March 31, 2018, an increase of $54.7 million, primarily due to an increase in the net change in fair value of equity securities and from an increase in operating income, partially offset by a decrease in income from the former Chaucer segment due to its sale in 2018.

Operating income before interest expense and income taxes (a non-GAAP financial measure; see also “Results of Operations – Consolidated – Non-GAAP Financial Measures”) was $109.8 million for the three months ended March 31, 2019, compared to $93.3 million for the three months ended March 31, 2018, an increase of $16.5 million. This increase is primarily due to lower catastrophe losses, higher net investment income and earned premium growth, partially offset by higher non-catastrophe current accident year losses. Pre-tax catastrophe losses were $39.4 million for the three months ended March 31, 2019, compared to $65.5 million during the same period of 2018. Net development on prior years’ loss and loss adjustment expense (“LAE”) reserves (“prior years’ loss reserves”) was insignificant overall for both the three months ended March 31, 2019 and 2018.

As discussed further in “Discontinued Operations” below, on December 28, 2018, we completed the sale of Chaucer’s U.K. entities to China Re. We subsequently completed the sales of our Chaucer-related Irish entity on February 14, 2019 and our Australian entities on April 10, 2019, for which we received additional consideration of $28 million and $13 million, respectively.

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

These efforts have driven improvement in our overall mix of business and our underwriting profitability. Commercial Lines net premiums written grew by 0.8% in the first three months of 2019, compared to the same period in 2018, due to growth in small commercial, professional and marine lines.

Underwriting results improved in the first three months of 2019, primarily due to lower catastrophe losses and higher favorable development on prior years’ loss reserves, partially offset by unusually high current accident year large loss activity in our specialty industrial property line. The competitive nature of the Commercial Lines market requires us to be highly disciplined in our underwriting process to ensure that we write business at acceptable margins, and we continue to seek rate increases across our lines of business.

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

Net premiums written grew by 6.0% in the first three months of 2019, compared to the same period in 2018, primarily due to higher renewal premium driven by rate increases. Underwriting results declined in the first three months of 2019, primarily due to higher non-catastrophe current accident year losses and higher unfavorable development on prior years’ loss reserves, partially offset by earned premium growth. We continue to seek rate increases that meet or exceed underlying loss cost trends, subject to regulatory and competitive considerations.

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

We report interest expense on debt separately from the earnings of our operating segments. This consists of interest on our senior and subordinated debentures.

Results of Operations – Consolidated

Consolidated net income for the three months ended March 31, 2019 was $122.4 million, compared to $67.7 million for the three months ended March 31, 2018, an increase of $54.7 million. The year over year comparison of consolidated net income was primarily affected by an increase in net realized and unrealized investment gains of $71.1 million, principally related to the changes in fair value of equity securities. Additionally, operating income before interest expense and income taxes for the three months ended March 31, 2019 increased $16.5 million, primarily due to lower catastrophe losses, higher net investment income and earned premium growth, partially offset by higher non-catastrophe current accident year losses. These increases were partially offset by a $17.6 million decrease in income from our former Chaucer business. (See also the “Discontinued Operations” section below).

The following table reflects operating income before interest expense and income taxes for each operating segment and a reconciliation to consolidated net income from operating income before interest expense and income taxes (a non-GAAP measure).

	Three Months Ended
	March 31,
(in millions)	2019	2018
Operating income (loss) before interest expense and income taxes:
Commercial Lines	$80.2	$61.4
Personal Lines	26.8	34.3
Other	2.8	(2.4)
Operating income before interest expense and income taxes	109.8	93.3
Interest expense on debt	(9.4)	(11.3)
Operating income before income taxes	100.4	82.0
Income tax expense on operating income	(19.7)	(15.9)
Operating income	80.7	66.1
Non-operating items:
Net realized and unrealized investment gains (losses)	48.2	(22.9)
Income tax benefit (expense) on non-operating items	(6.3)	7.3
Income from continuing operations, net of taxes	122.6	50.5
Discontinued operations:
Gain from sale of Chaucer business, net of taxes	0.9	—
Income (loss) from Chaucer business, net of taxes	(0.3)	17.3
Loss from discontinued life businesses, net of taxes	(0.8)	(0.1)
Net income	$122.4	$67.7

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

Catastrophe losses and prior years’ reserve development are significant components in understanding and assessing the financial performance of our business. Management reviews and evaluates catastrophes and prior years’ reserve development separately from the other components of earnings. References to “current accident year underwriting results” exclude prior accident year reserve development, and may also be presented “excluding catastrophes”. Prior years’ reserve development and catastrophes are not predictable as to timing or the amount that will affect the results of our operations and have an effect on each year’s operating and net income. Management believes that providing certain financial metrics and trends excluding the effects of catastrophes and prior years’ reserve development helps investors to understand the variability in periodic earnings and to evaluate the underlying performance of our operations. Discussion of catastrophe losses in this Management’s Discussion and Analysis includes development on prior years’ catastrophe reserves and, unless otherwise indicated, such development is excluded from discussions of prior year loss and LAE reserve development.

Results of Operations – Segments

The following is our discussion and analysis of the results of operations by business segment. The operating results are presented before interest expense, taxes and other items which management believes are not indicative of our core operations, including realized gains and losses and the results of discontinued operations.

The following table summarizes the results of operations for the periods indicated:

	Three Months Ended
	March 31,
(in millions)	2019	2018
Operating revenues
Net premiums written	$1,098.0	$1,068.7
Net premiums earned	1,095.1	1,042.5
Net investment income	70.2	66.0
Other income	6.0	5.9
Total operating revenues	1,171.3	1,114.4
Losses and operating expenses
Losses and LAE	699.6	670.9
Amortization of deferred acquisition costs	229.5	218.7
Other operating expenses	132.4	131.5
Total losses and operating expenses	1,061.5	1,021.1
Operating income before interest expense and income taxes	$109.8	$93.3

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Operating income before interest expense and income taxes was $109.8 million in the three months ended March 31, 2019, compared to $93.3 million for the three months ended March 31, 2018, an increase of $16.5 million. This increase was primarily due to lower catastrophe losses, higher net investment income, earned premium growth and lower expenses, partially offset by unusually high current accident year large loss activity in our specialty industrial property line. Our specialty industrial property line provides insurance to small and medium-sized chemical, paint, solvent and other industrial manufacturing and distribution companies.

Net premiums written increased by $29.3 million in the three months ended March 31, 2019, compared to the three months ended March 31, 2018, due to growth in both our Personal and Commercial Lines segments.

Production and Underwriting Results

The following tables summarize premiums written on a gross and net basis, net premiums earned and loss (including catastrophe losses), LAE, expense and combined ratios for the Commercial Lines and Personal Lines segments. Loss, LAE, catastrophe loss and combined ratios shown below include prior year reserve development. These items are not meaningful for our Other segment.

	Three Months Ended March 31, 2019
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$779.5	$677.4	$652.4	1.6	59.3	34.9	94.2
Personal Lines	446.8	420.6	442.7	6.6	70.6	27.6	98.2
Total	$1,226.3	$1,098.0	$1,095.1	3.6	63.9	31.9	95.8

	Three Months Ended March 31, 2018
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$759.0	$671.9	$629.0	6.0	61.9	35.3	97.2
Personal Lines	419.6	396.8	413.5	6.7	67.9	27.9	95.8
Total	$1,178.6	$1,068.7	$1,042.5	6.2	64.2	32.4	96.6

The following table summarizes net premiums written, and loss and LAE and catastrophe loss ratios by line of business for the Commercial Lines and Personal Lines segments. Loss and LAE and catastrophe loss ratios include prior year reserve development.

	Three Months Ended March 31,
	2019			2018
(dollars in millions)	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios
Commercial Lines:
Commercial multiple peril	$223.6	58.4	4.3	$215.9	68.3	12.9
Commercial automobile	85.8	72.6	0.1	89.7	72.5	0.4
Workers’ compensation	93.1	54.0	—	93.1	57.5	—
Other commercial	274.9	57.4	0.3	273.2	54.9	4.2
Total Commercial Lines	$677.4	59.3	1.6	$671.9	61.9	6.0
Personal Lines:
Personal automobile	$276.7	73.1	0.3	$262.5	70.7	0.4
Homeowners	133.6	67.1	18.4	125.6	64.4	18.0
Other personal	10.3	54.6	1.9	8.7	46.9	6.1
Total Personal Lines	$420.6	70.6	6.6	$396.8	67.9	6.7

The following table summarizes GAAP underwriting results for the Commercial Lines, Personal Lines, and Other segments and reconciles them to operating income (loss) before interest expense and income taxes.

	Three Months Ended March 31,
	2019				2018
(in millions)	Commercial Lines	Personal Lines	Other	Total	Commercial Lines	Personal Lines	Other	Total
Underwriting profit (loss), excluding prior year reserve development and catastrophes	$39.6	$42.2	$—	$81.8	$52.7	$43.7	$(0.7)	$95.7
Prior year favorable (unfavorable) loss and LAE reserve development on non-catastrophe losses	7.5	(7.5)	(0.3)	(0.3)	1.6	(1.6)	(0.3)	(0.3)
Prior year favorable catastrophe development	13.5	—	—	13.5	6.6	0.2	—	6.8
Current year catastrophe losses	(23.9)	(29.0)	—	(52.9)	(44.6)	(27.7)	—	(72.3)
Underwriting profit (loss)	36.7	5.7	(0.3)	42.1	16.3	14.6	(1.0)	29.9
Net investment income	44.3	19.7	6.2	70.2	45.3	18.4	2.3	66.0
Fees and other income	2.0	2.8	1.2	6.0	2.3	3.0	0.6	5.9
Other operating expenses	(2.8)	(1.4)	(4.3)	(8.5)	(2.5)	(1.7)	(4.3)	(8.5)
Operating income (loss) before interest expense and income taxes	$80.2	$26.8	$2.8	$109.8	$61.4	$34.3	$(2.4)	$93.3

Commercial Lines

Commercial Lines net premiums written were $677.4 million in the three months ended March 31, 2019, compared to $671.9 million in the three months ended March 31, 2018. This $5.5 million increase was primarily driven by pricing increases and strong retention, partially offset by specific underwriting actions in our commercial automobile and other commercial lines.

Commercial Lines underwriting profit for the three months ended March 31, 2019 was $36.7 million, compared to $16.3 million for the three months ended March 31, 2018, an increase of $20.4 million. Catastrophe-related losses for the three months ended March 31, 2019 were $10.4 million, compared to $38.0 million for the three months ended March 31, 2018, a decrease of $27.6 million. Favorable development on prior years’ loss reserves for the three months ended March 31, 2019 was $7.5 million, compared to $1.6 million for the three months ended March 31, 2018, an increase of $5.9 million.

Commercial Lines current accident year underwriting profit, excluding catastrophes, was $39.6 million for the three months ended March 31, 2019, compared to $52.7 million for the three months ended March 31, 2018. This $13.1 million decrease was primarily due to unusually high current accident year large loss activity in our specialty industrial property line, within our other commercial lines.

We are continuing to manage underwriting performance through increased rates, pricing segmentation, specific underwriting actions and targeted new business growth. Our ability to achieve overall rate increases is affected by the current competitive pricing environment, particularly within our workers’ compensation line, as well as for larger middle market accounts, which may hamper our ability to grow in this portion of our business.

Personal Lines

Personal Lines net premiums written were $420.6 million in the three months ended March 31, 2019, compared to $396.8 million in the three months ended March 31, 2018, an increase of $23.8 million. This was primarily due to higher renewal premium driven by rate increases.

Net premiums written in the personal automobile line of business for the three months ended March 31, 2019 were $276.7 million, compared to $262.5 million for the three months ended March 31, 2018, an increase of $14.2 million. This was primarily due to rate increases and an increase in policies in force of 1.9%. Net premiums written in the homeowners line of business for the three months ended March 31, 2019 were $133.6 million, compared to $125.6 million for the three months ended March 31, 2018, an increase of $8.0 million. This is attributable to rate increases and an increase in policies in force of 2.6%.

Personal Lines underwriting profit for the three months ended March 31, 2019 was $5.7 million, compared to $14.6 million for the three months ended March 31, 2018, a decline of $8.9 million. Catastrophe losses for the three months ended March 31, 2019 were $29.0 million, compared to $27.5 million for the three months ended March 31, 2018, an increase of $1.5 million. Unfavorable development on prior years’ loss reserves for the three months ended March 31, 2019 was $7.5 million, compared to $1.6 for the three months ended March 31, 2018, an increase of $5.9 million.

Personal Lines current accident year underwriting profit, excluding catastrophes, was $42.2 million in the three months ended March 31, 2019, compared to $43.7 million for the three months ended March 31, 2018. This $1.5 million decline was primarily due to higher current accident year losses in our homeowners and automobile liability lines, partially offset by earned premium growth.

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

Other

Other operating income was $2.8 million for the three months ended March 31, 2019, compared to an operating loss of $2.4 million for the three months ended March 31, 2018, an improvement of $5.2 million, primarily due to higher net investment income which includes the investment of proceeds from our Chaucer sale transaction.

Reserve for Losses and Loss Adjustment Expenses

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses.

	Three Months Ended
	March 31,
(in millions)	2019	2018
Gross loss and LAE reserves, beginning of period	$5,304.1	$5,058.5
Reinsurance recoverable on unpaid losses	1,472.6	1,455.0
Net loss and LAE reserves, beginning of period	3,831.5	3,603.5
Net incurred losses and LAE in respect of losses occurring in:
Current year	712.8	677.4
Prior year non-catastrophe loss development	0.3	0.3
Prior year catastrophe development	(13.5)	(6.8)
Total incurred losses and LAE	699.6	670.9
Net payments of losses and LAE in respect of losses occurring in:
Current year	175.3	181.0
Prior years	459.1	425.5
Total payments	634.4	606.5
Net reserve for losses and LAE, end of period	3,896.7	3,667.9
Reinsurance recoverable on unpaid losses	1,484.9	1,420.0
Gross reserve for losses and LAE, end of period	$5,381.6	$5,087.9

The table below summarizes the gross reserve for losses and LAE by line of business.

	March 31,	December 31,
(in millions)	2019	2018
Commercial multiple peril	$1,108.3	$1,098.7
Workers’ compensation	658.7	649.3
Commercial automobile	400.6	399.6
Other commercial lines:
Hanover programs	485.5	492.0
Other	949.0	919.0
Total other commercial lines	1,434.5	1,411.0
Total Commercial Lines	3,602.1	3,558.6
Personal automobile	1,540.9	1,532.8
Homeowners and other personal	200.9	174.8
Total Personal	1,741.8	1,707.6
Total Other Segment	37.7	37.9
Total loss and LAE reserves	$5,381.6	$5,304.1

“Other commercial lines – Other” in the table above is primarily comprised of management and professional liability, marine, miscellaneous commercial property, healthcare, and fidelity lines. Loss and LAE reserves in our “Total Other Segment” relate to our run-off voluntary assumed reinsurance pools business. Also included in the above table are $56.6 million and $57.6 million of asbestos and environmental reserves as of March 31, 2019 and December 31, 2018, respectively.

The following table summarizes prior year unfavorable (favorable) development for the periods indicated:

	Three Months Ended March 31,
	2019			2018
(in millions)	Loss & LAE	Catastrophe	Total	Loss & LAE	Catastrophe	Total
Commercial Lines	$(7.5)	$(13.5)	$(21.0)	$(1.6)	$(6.6)	$(8.2)
Personal Lines	7.5	—	7.5	1.6	(0.2)	1.4
Other Segment	0.3	—	0.3	0.3	—	0.3
Total prior year unfavorable (favorable) development	$0.3	$(13.5)	$(13.2)	$0.3	$(6.8)	$(6.5)

It is not possible to know whether the factors that affected loss reserves in the first three months of 2019 will also occur in future periods. We encourage you to read our 2018 Annual Report on Form 10-K for more information about our reserving process and the judgments, uncertainties and risks associated therewith.

Catastrophe Loss Development

In the three months ended March 31, 2019 and 2018, favorable catastrophe development was $13.5 million and $6.8 million, respectively. The favorable catastrophe development during the three months ended March 31, 2019 is primarily due to anticipated subrogation recoveries on the 2017 and 2018 California wildfires. Our current estimate of these subrogation recoveries was informed by the recent sale of our subrogation rights for certain of these events to a large financial institution. The favorable catastrophe development during the three months ended March 31, 2018 was driven by lower than expected losses related to the 2017 hurricanes and California wildfires.

2019 Loss and LAE Development, excluding catastrophes

For the three months ended March 31, 2019, net unfavorable loss and LAE development, excluding catastrophes, was $0.3 million. Higher than expected losses in the personal and commercial automobile lines were substantially offset by lower than expected losses in the workers’ compensation and commercial multiple peril lines. In addition, Other Segment unfavorable development of $0.3 million was due to adverse loss trends in our run-off voluntary pools business which includes asbestos and environmental reserves.

2018 Loss and LAE Development, excluding catastrophes

For the three months ended March 31, 2018, net unfavorable loss and LAE development, excluding catastrophes, was $0.3 million.  Higher than expected losses in the commercial automobile line, Hanover programs, and the personal automobile line were substantially offset by lower than expected losses in other commercial lines and the workers’ compensation line. In addition, Other Segment unfavorable development of $0.3 million was due to adverse loss trends in our run-off voluntary pools business.

Investments

The investments discussion below excludes amounts relating to the operations of Chaucer.

Investment Results

Net investment income before income taxes was as follows:

	Three Months Ended March 31,
(dollars in millions)	2019	2018
Fixed maturities	$58.0	$52.7
Limited partnerships	4.5	7.3
Mortgage loans	3.9	3.3
Equity securities	3.6	3.9
Other investments	2.1	1.2
Investment expenses	(1.9)	(2.4)
Net investment income	$70.2	$66.0
Earned yield, fixed maturities	3.61%	3.64%
Earned yield, total portfolio	3.65%	3.84%

The increase in net investment income for the three months ended March 31, 2019 was primarily due to the continued investment of operational cash flows, the investment of proceeds from the sale of Chaucer, as well as higher commercial mortgage loan income.  These increases were partially offset by lower limited partnership income.

Investment Portfolio

We held cash and investment assets diversified across several asset classes, as follows:

	March 31, 2019		December 31, 2018
(dollars in millions)	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
Fixed maturities, at fair value	$6,559.4	82.9%	$6,161.5	74.1%
Equity securities, at fair value	504.7	6.4	464.4	5.6
Mortgage and other loans	419.7	5.3	405.7	4.9
Other investments	260.7	3.3	255.8	3.1
Cash and cash equivalents	168.5	2.1	1,020.7	12.3
Total cash and investments	$7,913.0	100.0%	$8,308.1	100.0%

Cash and Investments

Total cash and investments decreased $395.1 million, or 4.8%, for the three months ended March 31, 2019, primarily due to our accelerated share repurchase program, special dividend paid on January 25, 2019, and repayment of the Federal Home Loan Bank (“FHLB”) debt, partially offset by market value appreciation.

The following table provides information about the investment types of our fixed maturities portfolio:

	March 31, 2019
(in millions) Investment Type	Amortized Cost	Fair Value	Net Unrealized Gains	Change in Net Unrealized For the Year
U.S. Treasury and government agencies	$404.5	$406.7	$2.2	$7.0
Foreign government	7.3	7.4	0.1	—
Municipals:
Taxable	791.5	808.4	16.9	9.5
Tax-exempt	56.6	57.1	0.5	1.1
Corporate	3,635.7	3,674.6	38.9	104.8
Asset-backed:
Residential mortgage-backed	819.2	819.9	0.7	12.7
Commercial mortgage-backed	684.9	691.9	7.0	15.1
Asset-backed	93.0	93.4	0.4	0.9
Total fixed maturities	$6,492.7	$6,559.4	$66.7	$151.1

The increase in net unrealized gains on fixed maturities was primarily due to lower prevailing interest rates and tighter credit spreads.

Amortized cost and fair value by rating category were as follows:

		March 31, 2019			December 31, 2018
(dollars in millions) NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost	Fair Value	% of Total Fair Value	Amortized Cost	Fair Value	% of Total Fair Value
1	Aaa/Aa/A	$4,476.8	$4,526.3	69.0%	$4,297.7	$4,258.8	69.1%
2	Baa	1,722.8	1,734.5	26.4	1,636.7	1,601.0	26.0
3	Ba	170.3	175.4	2.7	176.4	173.2	2.8
4	B	115.5	115.7	1.8	120.0	113.8	1.9
5	Caa and lower	5.7	5.7	0.1	14.8	14.3	0.2
6	In or near default	1.6	1.8	—	0.3	0.4	—
Total fixed maturities		$6,492.7	$6,559.4	100.0%	$6,245.9	$6,161.5	100.0%

Based on ratings by the National Association of Insurance Commissioners (“NAIC”), approximately 95% of the fixed maturity portfolio consisted of investment grade securities at March 31, 2019 and December 31, 2018. The quality of our fixed maturity portfolio remains strong based on ratings, capital structure position, support through guarantees, underlying security, issuer diversification and yield curve position.

Our investment portfolio primarily consists of fixed maturity securities whose fair value is susceptible to market risk, including interest rate changes. See also “Quantitative and Qualitative Disclosures about Market Risk” included in Management’s Discussion and Analysis contained in our 2018 Annual Report on Form 10-K. Duration is a measurement used to quantify our inherent interest rate risk and analyze invested assets relative to our reserve liabilities.

The duration of our fixed maturity portfolio was as follows:

	March 31, 2019			December 31, 2018
(dollars in millions) Duration	Amortized Cost	Fair Value	% of Total Fair Value	Amortized Cost	Fair Value	% of Total Fair Value
0-2 years	$1,313.5	$1,330.2	20.3%	$1,092.3	$1,101.5	17.9%
2-4 years	1,554.9	1,575.5	24.0	1,427.3	1,420.4	23.0
4-6 years	1,851.4	1,872.8	28.5	1,831.2	1,801.4	29.2
6-8 years	1,613.4	1,615.5	24.6	1,768.6	1,710.3	27.8
8-10 years	98.4	102.3	1.6	57.5	59.7	1.0
10+ years	61.1	63.1	1.0	69.0	68.2	1.1
Total fixed maturities	$6,492.7	$6,559.4	100.0%	$6,245.9	$6,161.5	100.0%
Weighted average duration		4.3			4.5

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

Other-than-Temporary Impairments

For the three months ended March 31, 2019, we did not recognize any other-than-temporary impairments (“OTTI”) on our investment portfolio. For the three months ended March 31, 2018, we recognized in earnings from continuing operations $0.6 million of OTTI on corporate fixed maturities.

The carrying values of fixed maturity securities on non-accrual status at March 31, 2019 and December 31, 2018 were not material. The effects of non-accruals for the three months ended March 31, 2019 and 2018, compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities, were also not material. Any defaults in the fixed maturities portfolio in future periods may negatively affect investment income.

Unrealized Losses

Gross unrealized losses on fixed maturities at March 31, 2019 were $42.0 million, a decrease of $92.2 million compared to December 31, 2018, primarily attributable to lower prevailing interest rates and tighter credit spreads. At March 31, 2019, gross unrealized losses consisted primarily of $27.4 million on corporate fixed maturities, $8.5 million on residential and commercial mortgage-backed securities, $3.4 million on municipal securities and $2.5 million on U.S. government securities. See Note 5 – “Investments” in the Notes to Interim Consolidated Financial Statements.

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

The following table sets forth gross unrealized losses for fixed maturities by maturity period at March 31, 2019 and December 31, 2018. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers.

	March 31,	December 31,
(in millions)	2019	2018
Due in one year or less	$0.3	$0.3
Due after one year through five years	7.2	20.2
Due after five years through ten years	23.6	80.2
Due after ten years	2.2	8.3
	33.3	109.0
Mortgage-backed and asset-backed securities	8.7	25.2
Total fixed maturities	$42.0	$134.2

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

Monetary policies in developed economies have become more accommodative recently amid signs of limited inflationary pressures and slowing economic activity, reflecting a number of factors affecting major economies. Major central banks continue to closely monitor geo-political developments, conditions in global financial markets and the outlook for growth, and continue to demonstrate an ability and willingness to adjust monetary policy as required to provide liquidity, support growth and achieve inflation targets. In the United States, the Federal Reserve (the “Fed”) maintained its federal funds target range at 2.25% to 2.50% during the first quarter of 2019. Even though economic activity has slowed recently, the Fed continues to view sustained expansion of economic activity, strong labor market conditions, and inflation near its 2% objective as the most likely outcomes. The Fed has communicated that it will be patient as it determines the timing and size of future adjustments to the federal funds rate, which will depend on realized and expected economic conditions relative to its objectives of maximum employment and 2% inflation. While the Fed believes near-term risks to the economic outlook appear roughly balanced, it continues to closely monitor inflation indicators and global economic and financial developments.  Two potentially significant developments being watched carefully are the trade/tariff negotiations between the United States and its various trade partners and the negotiations within the United Kingdom (“U.K.”) and between the U.K. and the European Union regarding Brexit.  Should these negotiations lead to a shift or break-down in global trade patterns, there could be negative implications for certain issuers, sectors, or the economy at large.

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

Other Items

Net income also included the following items:

	Three Months Ended March 31,
(in millions)	Commercial Lines	Personal Lines	Other	Discontinued Operations	Total
2019
Net realized and unrealized investment gains (losses)	$34.0	$15.1	$(0.9)	$—	$48.2
Discontinued operations - Chaucer business, including gain on sale, net of taxes	—	—	—	0.6	0.6
Discontinued life businesses	—	—	—	(0.8)	(0.8)

2018
Net realized and unrealized investment gains (losses)	$(16.1)	$(6.4)	$(0.4)	$—	$(22.9)
Discontinued operations	—	—	—	17.3	17.3
Discontinued life businesses	—	—	—	(0.1)	(0.1)

We manage investment assets for our Commercial Lines, Personal Lines, and Other segments based on the requirements of our U.S. combined property and casualty companies. We allocate the investment income, expenses and realized gains and losses to our Commercial Lines, Personal Lines and Other segments based on actuarial information related to the underlying businesses. We managed investment assets separately for our former Chaucer business.

Net realized and unrealized investment gains (losses) on investments were $48.2 million for the three months ended March 31, 2019 compared to net realized and unrealized investment gains (losses) of $22.9 million for the three months ended March 31, 2018. Net realized and unrealized gains in 2019 and net realized and unrealized losses in 2018 were both primarily due to changes in the fair value of equity securities.

Discontinued operations primarily include our former Chaucer business and, to a lesser extent, our discontinued life businesses. In the first quarter of 2019, we recognized $0.9 million of gains in discontinued operations related to the sale of the Chaucer-related Irish entity. Losses of $0.8 million in the first quarter of 2019 in our discontinued life businesses reflect adverse loss trends related to the long-term care pool. In the first quarter of 2018, discontinued operations generated income of $17.3 million related to our former Chaucer segment. See also “Discontinued Chaucer Business” below and Note 3 – “Discontinued Operations - Chaucer Business” in the Notes to Interim Consolidated Financial Statements.

Discontinued Chaucer Business

On December 28, 2018, we completed the sale of our former subsidiary, Chaucer, to China Re. On February 14, 2019, we completed the sale of our Chaucer-related Irish entity for total proceeds of $28 million and on April 10, 2019, we finalized the sale of the Australian entities for total proceeds of $13 million, completing the transfer of all Chaucer-related companies.  Collectively, these entities constituted the Chaucer business in 2018 and prior, whereas just the Irish and Australian Chaucer-related entities comprised the Chaucer business reported in our results in 2019, until their respective sales to China Re.

Three months ended March 31, 2019

Revenues from the Chaucer business were $2.9 million during the first quarter of 2019 and operating losses in this business totaled $0.3 million during that period.

Three months ended March 31, 2018

The following table summarizes the results of operations for the former Chaucer business for the three months ended March 31, 2018:

Three Months Ended
(in millions)	March 31, 2018 (1)
Revenues
Net premiums earned	$221.1
Net investment income	16.4
Other income	1.9
239.4
Losses and operating expenses
Losses and LAE	115.0
Amortization of deferred acquisition costs	69.3
Other expenses	32.2
216.5
Income from Chaucer business before income taxes and other items (previously presented as Chaucer's operating income)	22.9
Other items:
Interest expense	(1.1)
Net realized and unrealized investment losses	(0.5)
Other income	0.2
Income from Chaucer business before income taxes	$21.5
Loss and LAE ratio:
Current accident year, excluding catastrophe losses	53.3%
Prior accident year favorable reserve development, excluding catastrophe losses	(3.9)%
Current accident year catastrophe losses	3.8%
Prior accident year favorable catastrophe loss development	(1.2)%
Total loss and LAE ratio	52.0%
Expense ratio	45.2%
Combined ratio	97.2%

(1)	2019 information is omitted as it is not material.

Chaucer’s income before income taxes for the three months ended March 31, 2018 was $22.9 million. This included favorable development on prior years’ loss reserves of $8.7 million and catastrophe losses of $5.7 million. Net favorable loss and LAE development was primarily due to lower than expected losses in Chaucer’s specialty treaty, political, and energy lines, partially offset by higher than expected losses in the U.S. casualty business within the treaty line. Also contributing to Chaucer’s favorable development was the favorable impact of foreign exchange rate movements on prior years’ loss reserves.

Income Taxes

We are subject to the tax laws and regulations of the U.S. and foreign countries in which we operate. We file a consolidated U.S. federal income tax return that includes our holding company and its U.S. subsidiaries. Generally, taxes are accrued at the U.S. statutory tax rate of 21% for income from the U.S. operations. Our primary non-U.S. jurisdiction was the U.K. until the sale of our U.K. subsidiaries, completed December 28, 2018. The U.K. statutory tax rate ranged between 20% and 19% during the period 2017 through 2018.  We accrue taxes on certain non-U.S. income that is subject to U.S. tax at the enacted U.S. tax rate. Foreign tax credits, where available, are utilized to offset U.S. tax as permitted.

The provision for income taxes from continuing operations was an expense of $26.0 million and $8.6 million for the three months ended March 31, 2019 and 2018, respectively. These provisions resulted in consolidated effective federal tax rates of 17.5% and 14.6% for the three months ended March 31, 2019 and 2018, respectively. These provisions reflect benefits related to tax planning strategies implemented in prior years of $3.8 million and $2.5 million for the three months ended March 31, 2019 and 2018, respectively. In addition, these provisions also included excess tax benefits related to stock-based compensation of $1.5 million and $1.3 million for the three months ended March 31, 2019 and 2018, respectively. Absent these items, the provision for income taxes would have been an expense of $31.3 million, or 21.1%, and $12.4 million, or 21.0%, for the three months ended March 31, 2019 and 2018, respectively.
The income tax provision on operating income was an expense of $19.7 million and $15.9 million for the three months ended March 31, 2019 and 2018, respectively. These provisions resulted in effective tax rates for operating income of 19.6% and 19.4% for the three months ended March 31, 2019 and 2018, respectively. These provisions included excess tax benefits related to stock-based compensation of $1.5 million and $1.3 million for the three months ended March 31, 2019 and 2018, respectively. Absent this item, the provision for income taxes would have been an expense of $21.2 million, or 21.1%, and $17.2 million, or 21.0%, for the three months ended March 31, 2019 and 2018, respectively.

The income tax provision on our former Chaucer business was an expense of $4.2 million for the three months ended March 31, 2018. This provision resulted in an effective tax rate of 19.5% for the three months ended March 31, 2018.

Critical Accounting Estimates

Interim consolidated financial statements have been prepared in conformity with U.S. GAAP and include certain accounting policies that we consider to be critical due to the amount of judgment and uncertainty inherent in the application of those policies. While we believe that the amounts included in our consolidated financial statements reflect our best judgment, the use of different assumptions could produce materially different accounting estimates. As disclosed in our 2018 Annual Report on Form 10-K, we believe the following accounting estimates are critical to our operations and require the most subjective and complex judgment:

•	Reserve for losses and loss expenses
•	Reinsurance recoverable balances
•	Pension benefit obligations
•	Other-than-temporary impairments on fixed maturity securities
•	Deferred tax assets

For a more detailed discussion of these critical accounting estimates, see our 2018 Annual Report on Form 10-K.

Statutory Surplus of U.S. Insurance Subsidiaries

The following table reflects statutory surplus for our insurance subsidiaries:

	March 31,	December 31,
(in millions)	2019	2018
Total Statutory Capital and Surplus	$2,301.1	$2,172.5

The statutory capital and surplus for our insurance subsidiaries increased $128.6 million during the first three months of 2019. This increase was primarily due to underwriting profits, and to a lesser extent, unrealized gains in 2019, primarily due to changes in the fair value of equity securities. These increases were partially offset by changes in deferred taxes.

The NAIC prescribes an annual calculation regarding risk based capital (“RBC”). RBC ratios for regulatory purposes are expressed as a percentage of the capital required to be above the Authorized Control Level (the “Regulatory Scale”); however, in the insurance industry, RBC ratios are widely expressed as a percentage of the Company Action Level. The following table reflects the Company Action Level, the Authorized Control Level and RBC ratios for Hanover Insurance (which includes Citizens and other insurance subsidiaries), as of March 31, 2019, expressed both on the Industry Scale (Total Adjusted Capital divided by the Company Action Level) and Regulatory Scale (Total Adjusted Capital divided by Authorized Control Level):

(dollars in millions)	Company Action Level	Authorized Control Level	RBC Ratio Industry Scale	RBC Ratio Regulatory Scale
The Hanover Insurance Company	$1,036.1	$515.8	222%	444%

Liquidity and Capital Resources

Liquidity is a measure of our ability to generate sufficient cash flows to meet the cash requirements of business operations. As a holding company, our primary ongoing source of cash is dividends from our insurance subsidiaries. However, dividend payments to us by our insurance subsidiaries are subject to limitations imposed by regulators, such as prior notice periods and the requirement that dividends in excess of a specified percentage of statutory surplus or prior year’s statutory earnings receive prior approval (so called “extraordinary dividends”). During the first quarter of 2019, Hanover Insurance did not pay any dividends to the holding company.

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

Net cash provided by operating activities was $37.2 million during the first three months of 2019, as compared to $31.4 million during the first three months of 2018. During 2019, the $5.8 million increase in cash provided was primarily the result of an increase in premiums collected, partially offset by higher loss payments.

Net cash used in investing activities was $279.3 million during the first three months of 2019, as compared to $144.4 million during the first three months of 2018. During 2019, cash used in investing activities primarily related to net purchases of fixed maturities, partially offset by net proceeds received from the sale of the Chaucer-related Irish entity. During 2018, cash used in investing activities primarily related to net purchases of fixed maturities.

Net cash used in financing activities was $610.6 million during the first three months of 2019, as compared to $7.6 million during the first three months of 2018. During 2019, cash used in financing activities primarily resulted from repurchases of common stock through an accelerated share repurchase (“ASR”) agreement, the payments of a special dividend and quarterly dividends to shareholders and repayment of the FHLB advances. (See further discussion below for additional information regarding the special dividend, the ASR and the repayment of the FHLB advances). During 2018, cash used in financing activities primarily resulted from the payment of dividends to shareholders and repurchases of common stock, partially offset by cash inflows from short-term debt borrowings.

Dividends to common shareholders are subject to quarterly board approval and declaration. During the first three months of 2019, as declared by the Board, we paid a quarterly dividend of $0.60 per share to our shareholders totaling $24.4 million. In the first quarter of 2019, we also paid a special dividend of $4.75 per share associated with the Chaucer sale that was declared on December 30, 2018, totaling $192.6 million. We believe that our holding company assets are sufficient to provide for future shareholder dividends should the Board of Directors declare them.

At March 31, 2019, THG, as a holding company, held approximately $668.1 million of fixed maturities and cash. We believe our holding company assets will be sufficient to meet our 2019 obligations, which we expect to consist primarily of quarterly dividends to our shareholders (as and to the extent declared), interest on our senior and subordinated debentures, certain costs associated with benefits due to our former life employees and agents, and, to the extent required, payments related to indemnification of liabilities associated with the sale of various subsidiaries. As discussed below, we have, and opportunistically may continue to, repurchase our common stock and debt. We do not expect that it will be necessary to dividend additional funds from our insurance subsidiaries in order to fund 2019 holding company obligations; however, we may decide to do so.

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

On December 30, 2018, the Board of Directors authorized a new stock repurchase program which provides for aggregate repurchases of our common stock of up to $600 million. Under the repurchase authorization, the Company may repurchase, from time to time, common shares in amounts, at prices and at such times as the Company deems appropriate, subject to market conditions and other considerations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. On January 2, 2019, pursuant to the terms of an ASR agreement, we paid $250.0 million and received an initial delivery of approximately 1.8 million shares of our common stock, which is approximately 80% of the total number of shares expected to be repurchased under this agreement. As of March 31, 2019, we have approximately $350 million available for repurchases under these repurchase authorizations.

From time to time, we may repurchase our debt on an opportunistic basis. On January 2, 2019, we repaid $125 million of our FHLB advances that were due 2029 and had an interest rate of 5.5%, along with related prepayment fees of $26 million which were recognized as a non-operating charge in 2018. We maintained our membership in FHLB which provides us with access to additional liquidity based on our stock holdings and pledged collateral. At March 31, 2019 we had borrowing capacity of $92.4 million. There were no borrowings outstanding under this short-term facility at March 31, 2019; however we have and may continue to borrow, from time to time, through this facility to provide short-term liquidity.

On April 30, 2019, the Company entered into a new credit agreement that provides for a five-year unsecured revolving credit facility not to exceed $200.0 million at any one time outstanding, with the option to increase the facility up to $300.0 million, (assuming no default and satisfaction of other specified conditions, including the receipt of additional lender commitments.) The agreement also includes an uncommitted subfacility of $50.0 million for standby letters of credit.  Borrowings, if any, under this new agreement are unsecured and generally incur interest at a rate per annum equal to the greater of, (a) the prime commercial lending rate of the administrative agent, (b) the NYFRB Rate plus half a percent, or (c) the one month Adjusted LIBOR plus one percent and any applicable margin. The agreement also contains certain financial covenants such as maintenance of specified levels of consolidated equity and leverage ratios, and requires that certain of our subsidiaries maintain minimum RBC ratios.  Concurrent with the Company’s entry into this agreement, the Company voluntarily terminated its existing $200.0 million credit agreement, dated November 12, 2013.  We currently have no borrowings under the new agreement and had no borrowings under the previous agreement during the first three months of 2019.  For additional information regarding our new credit agreement, please see Item 5.01 to this Quarterly Report on Form 10-Q.

At March 31, 2019, we were in compliance with the covenants of our debt and credit agreements.

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

Risks and Forward-Looking Statements

Information regarding risk factors and forward-looking information appears in Part II – Item 1A of this Quarterly Report on Form 10-Q and in Part I – Item 1A of our 2018 Annual Report on Form 10-K. This Management’s Discussion and Analysis should be read and interpreted in light of such factors.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Our market risks, the ways we manage them, and sensitivity to changes in interest rates and equity price risk are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2018 included in our 2018 Annual Report on Form 10-K. There have been no material changes in the first three months of 2019 to these risks or our management of them.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as required by Rule 13a-15(d) of the Exchange Act, to determine whether any changes occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there were no such changes during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The parties to the suit captioned Jennifer A. Durand v. The Hanover Insurance Group, Inc., and The Allmerica Financial Cash Balance Pension Plan   (U.S. District Court for the Western District of Kentucky) have entered into a settlement agreement resolving the dispute.   The court approved the settlement dismissing the case with prejudice on March 22, 2019 and, effective April 24, 2019, such dismissal is no longer subject to appeal.  The resulting settlement amount to be paid by the Company is not material to the Company’s financial position and will not have a material effect on its results of operations.

For additional information please refer to the litigation matter captioned “Durand Litigation” under “Commitments and Contingencies – Legal Proceedings” in Note 13 in the Notes to Interim Consolidated Financial Statements.

ITEM 1A – RISK FACTORS

This document contains, and management may make, certain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, may be forward-looking statements. When used in our Management’s Discussion and Analysis, words such as: “believes,” “anticipates,” “expects,” “projections,” “outlook,” “should,” “could,” “plan,” “guidance,” “likely,” “on track to,” “potential,” “continue,” “targeted,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. We caution readers that accuracy with respect to forward-looking projections is difficult and risks and uncertainties, in some cases, have affected, and in the future could affect, our actual results and could cause our actual results for the remainder of 2019 and beyond to differ materially from historical results and from those expressed in any of our forward-looking statements. We operate in a business environment that is continually changing, and as such, new risk factors may emerge over time. Additionally, our business is conducted in competitive markets and, therefore, involves a higher degree of risk. We cannot predict these new risk factors nor can we assess the impact, if any, that they may have on our business in the future. Some of the factors that could cause actual results to differ include, but are not limited to, the following:

•	changes in the demand for our products;
•	risks and uncertainties with respect to our ability to retain profitable policies in force and attract profitable policies and to increase rates commensurate with, or in excess of, loss trends;
•

adverse claims experience or changes in our estimates of loss and loss adjustment expense reserves, including with respect to catastrophes, which may result in lower current year underwriting income or adverse loss development, and could impact our carried reserves;

•

uncertainties with respect to the long-term profitability of our products, including with respect to new products such as our Hanover Platinum Personal Lines, excess and surplus lines, or longer-tail products covering casualty losses;

•	the loss or disruption of our independent agency channel, including the impact of competition and consolidation in the industry and among agents and brokers;
•	changes in frequency and loss severity trends;
•	changes in regulation, economic, market and political conditions, particularly with respect to regions where we have geographical concentrations;
•	volatile and unpredictable developments, including severe weather and other natural physical events, catastrophes and terrorist actions, and the uncertainty in estimating the resulting losses;
•	changes in weather patterns, whether as a result of global climate change, or otherwise, causing a higher level of losses from weather events to persist;
•	the availability of sufficient information to accurately estimate a loss at a point in time and the limitations and assumptions used to model property and casualty losses in general;
•	risks and uncertainties with respect to our ability to collect all amounts due from reinsurers and to maintain current levels of reinsurance in the future at commercially reasonable rates, or at all;

•

heightened volatility, fluctuations in interest rates (which have a significant impact on the market value of our investment portfolio and thus our book value), inflationary pressures, default rates and other factors that affect investment returns from our investment portfolio;

•

risks and uncertainties associated with our participation in shared market mechanisms, mandatory reinsurance programs and mandatory and voluntary pooling arrangements, including as a result of legislative proposals in Michigan that, if enacted, could alter the current auto insurance no-fault and personal injury protection insurance (PIP) system in that state by changing, among other things, the mandated coverages to be offered by insurers and the mandatory reinsurance mechanism referred to as the Michigan Catastrophic Claims Association, and could also result in new mandatory rate reductions for policyholders;

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
•

risks and uncertainties with technology, including cloud-based data information storage, data security, cyber-security attacks, and/or outsourcing relationships and third-party operations and data security that may negatively impact our ability to conduct business;

•

risks and uncertainties associated with the realization of the contingent consideration associated with THG’s sale of Chaucer to China Re due to higher than expected Chaucer catastrophe losses occurring during 2018, which will require the reduction of the contingent consideration on a dollar-for-dollar basis;

•	an inability to be compliant with recently implemented regulations or existing regulation such as those relating to Sarbanes-Oxley;
•

unfavorable legislative developments, such as proposed legislation in Michigan referred to above, or litigation matters and the possibility of adverse judicial decisions, including those which expand policy coverage beyond its intended scope or award “bad faith” or other non-contractual damages; and

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

For a more detailed discussion of our risks and uncertainties, see also Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018.

Readers should not place undue reliance on forward-looking statements, which speak only as of the date they are made. We do not undertake any responsibility to update or revise our forward-looking statements, except as required by law.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Shares purchased in the first quarter of 2019 are as follows:

			Total Number of	Approximate Dollar Value of
			Shares Purchased as	Shares That May Yet
			Part of Publicly	be Purchased Under the
	Total Number of	Average Price	Announced Plans or	Plans or Programs
Period	Shares Purchased	Paid per Share	Programs (2)	(in millions)
January 1 - 31, 2019 (1)	1,790,878	$111.68	1,790,831	$350
February 1 - 28, 2019 (1)	35,279	118.02	—	350
March 1 - 31, 2019 (1)	261	117.37	—	350
Total	1,826,418	$111.80	1,790,831	$350

(1)

Includes 47, 35,279 and 261 shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards for the months ended January 31, February 28 and March 31, 2019, respectively.

(2)

As noted above, on December 30, 2018, the Board of Directors authorized a new stock repurchase program which provides for aggregate repurchases of up to $600 million. The shares were purchased pursuant to the terms of an accelerated repurchase agreement for $250.0 million, authorized by the Board of Directors in December 2018, and consisting of approximately 80% of the total number of shares expected to be repurchased under this agreement. The final 20% of the total number of shares are expected to be delivered to the Company in the second quarter of 2019.

ITEM 5 – OTHER INFORMATION

Item 5.01 Entry into a Material Definitive Agreement

The Hanover Insurance Group, Inc. Revolving Credit Facility

On April 30, 2019, The Hanover Insurance Group, Inc. (the “Company”), as Borrower, entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association, PNC Bank, National Association and Branch Banking and Trust Company, as co-syndication agents, Goldman Sachs Bank USA and The Bank of Nova Scotia, as co-documentation agents, and various other lender parties. The Credit Agreement provides for a five-year unsecured revolving credit facility for the Company not to exceed $200,000,000 at any one time outstanding, with the option to increase the facility up to $300,000,000, in increments of $10,000,000 (assuming no default and satisfaction of other specified conditions, including the receipt of additional lender commitments). The Credit Agreement also includes an uncommitted subfacility of $50,000,000 for standby letters of credit. The Company may use the line of credit for general corporate purposes for itself and its subsidiaries. This Credit Agreement replaces the credit agreement dated November 12, 2013, among the Company, JPMorgan Chase Bank, N.A., as administrative agent, and various other lender parties, which credit agreement the Company voluntarily terminated concurrent with the execution of the Credit Agreement.

When a borrowing under the new credit facility is an ABR Loan, interest on such a loan is payable quarterly, at a rate per annum equal to the Alternative Base Rate (the highest of (a) the prime commercial lending rate of the administrative agent; (b) the NYFRB Rate plus 1∕2 of 1%; and (c) the Adjusted LIBO Rate for a one-month interest period plus 1%, in each case, subject to a 1% floor), plus the applicable margin, which ranges from 0.25% to 0.625%, depending on the Company’s debt rating. When a borrowing under the facility is a Eurodollar Loan, interest on such loan is payable in one, two or three-month intervals, at a rate per annum equal to the applicable Adjusted LIBO Rate for the applicable interest period plus the applicable margin, which ranges from 1.25% to 1.625%, depending on the Company’s debt rating. Fees on outstanding letters of credit are payable quarterly, and range from 1.25% to 1.625%, depending on the Company’s debt rating, of the average daily aggregate stated amount of such letters of credit.

The Credit Agreement contains financial covenants substantially similar to those in its prior credit agreement that require the Company and its subsidiaries to maintain a specified minimum net worth, restrict the Company and its subsidiaries from exceeding a specified leverage ratio and require certain of the Company’s subsidiaries to maintain a minimum Risk-Based Capital ratio. In addition, the Credit Agreement contains covenants that limit the Company’s and its subsidiaries’ ability, among other things, to incur or assume certain debt, grant liens on its property, merge or consolidate, dispose of assets, materially change the nature or conduct of its business and make restricted payments (except, in each case, as provided by certain exceptions). The Credit Agreement also contains certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, and change of control. If such an event of default occurs, the lenders under the Credit Agreement would be entitled to take various actions, including the acceleration of amounts due under the Credit Agreement. The credit facility expires on April 30, 2024, with an option, subject to approval of the lender parties, to extend for an additional year.

The above summary of the Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Credit Agreement. A copy of the Credit Agreement is included as Exhibit 10.2 to this Quarterly Report on Form 10-Q. As of May 2, 2019, there were no advances against this line of credit.

Item 5.02 Termination of a Material Definitive Agreement

The information provided in Item 5.01 of this Quarterly Report on Form 10-Q is hereby incorporated by reference into this Item 5.02.

Concurrent with the Company’s entry into the Credit Agreement, the Company voluntarily terminated its existing $200,000,000 credit agreement, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2013, entered into by the Company, JPMorgan Chase Bank, N.A., as administrative agent, and various other lender parties.

Item 5.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant

The information provided in Item 5.01 of this Quarterly Report on Form 10-Q is hereby incorporated by reference into this Item 5.03.

ITEM 6 – EXHIBITS

EX – 2.1

Second Supplemental Agreement by and between the Registrant and China Reinsurance (Group) Corporation, dated March 29, 2019 relating to the Agreement for the Sale and Purchase of Shares in the Capital of The Hanover Insurance International Holdings Limited, Chaucer Insurance Company Designated Activity Company and Hanover Australia HoldCo Pty Ltd., dated September 13, 2018, by and between the Registrant and China Reinsurance (Group) Corporation.

EX – +10.1	Form of Restricted Stock Unit Agreement under The Hanover Insurance Group 2014 Long-Term Incentive Plan for Chief Financial Officer.

EX – 10.2	Credit Agreement dated April 30, 2019, among the Registrant, as Borrower, JPMorgan Chase Bank, N.A., as administrative agent, and various other lender parties.

EX – 31.1	Certification of the Chief Executive Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX – 31.2	Certification of the Chief Financial Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX – 32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

EX – 32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

EX – 101

The following materials from The Hanover Insurance Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Income for the three months ended March 31, 2019 and 2018; (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018; (iii) Consolidated Balance Sheets at March 31, 2019 and December 31, 2018; (iv) Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2019 and 2018; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018, and (vi) related notes to these financial statements.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hanover Insurance Group, Inc.
Registrant

May 2, 2019	/s/ John C. Roche
Date	John C. Roche
President, Chief Executive Officer and Director

May 2, 2019	/s/ Jeffrey M. Farber
Date	Jeffrey M. Farber
Executive Vice President and Chief Financial Officer