Form 10-Q
period 2019-09-30
HANOVER INSURANCE GROUP, INC.
filed 2019-10-31
CIK 944695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

The number of shares outstanding of the registrant’s common stock was 39,391,552 as of October 30, 2019.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2019	2018	2019	2018
Revenues
Premiums	$1,124.1	$1,071.7	$3,330.2	$3,172.4
Net investment income	68.8	66.4	208.6	198.0
Net realized and unrealized investment gains (losses):
Net realized gains (losses) from sales and other	0.6	(0.2)	1.0	(0.1)
Net change in fair value of equity securities	15.0	23.6	75.3	6.7
Net other–than–temporary impairment losses on investments recognized in earnings	(0.8)	(0.4)	(1.2)	(2.8)
Total net realized and unrealized investment gains	14.8	23.0	75.1	3.8
Fees and other income	7.0	5.5	18.9	17.3
Total revenues	1,214.7	1,166.6	3,632.8	3,391.5
Losses and expenses
Losses and loss adjustment expenses	705.3	676.4	2,122.6	2,018.5
Amortization of deferred acquisition costs	232.8	224.4	692.8	664.7
Interest expense	9.4	11.2	28.1	33.9
Other operating expenses	136.9	131.9	400.6	393.0
Total losses and expenses	1,084.4	1,043.9	3,244.1	3,110.1
Income from continuing operations before income taxes	130.3	122.7	388.7	281.4
Income tax expense:
Current	22.2	16.2	54.8	27.1
Deferred	1.3	2.5	13.9	17.4
Effect of new tax regulations on Chaucer gain on sale	(4.4)	—	1.2	—
Total income tax expense	19.1	18.7	69.9	44.5
Income from continuing operations	111.2	104.0	318.8	236.9
Discontinued operations (net of taxes):
Sale of Chaucer business	6.4	—	(2.6)	—
Income (loss) from Chaucer business	2.1	(3.6)	1.6	30.5
Loss from discontinued life businesses	(0.8)	—	(2.5)	—
Net income	$118.9	$100.4	$315.3	$267.4
Earnings per common share:
Basic:
Income from continuing operations	$2.81	$2.45	$7.91	$5.57
Discontinued operations (net of taxes):
Sale of Chaucer business	0.16	—	(0.06)	—
Income (loss) from Chaucer business	0.05	(0.09)	0.03	0.72
Loss from discontinued life businesses	(0.02)	—	(0.06)	—
Net income per share	$3.00	$2.36	$7.82	$6.29
Weighted average shares outstanding	39.6	42.5	40.3	42.5
Diluted:
Income from continuing operations	$2.77	$2.41	$7.80	$5.50
Discontinued operations (net of taxes):
Sale of Chaucer business	0.16	—	(0.06)	—
Income (loss) from Chaucer business	0.05	(0.08)	0.03	0.71
Loss from discontinued life businesses	(0.02)	—	(0.06)	—
Net income per share	$2.96	$2.33	$7.71	$6.21
Weighted average shares outstanding	40.2	43.1	40.9	43.1

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2019	2018	2019	2018
Net income	$118.9	$100.4	$315.3	$267.4
Other comprehensive income (loss), net of tax:
Available-for-sale securities:
Net appreciation (depreciation) during the period	42.3	(25.0)	258.4	(197.9)
Change in other-than-temporary impairment losses recognized in other comprehensive income	0.7	(0.2)	2.6	0.1
Total available-for-sale securities	43.0	(25.2)	261.0	(197.8)
Pension and postretirement benefits:
Net change in net actuarial loss and prior service cost	2.3	1.9	6.8	0.5
Cumulative foreign currency translation adjustment:
Amount recognized as cumulative foreign currency translation during the period	—	1.6	0.7	0.6
Total other comprehensive income (loss), net of tax	45.3	(21.7)	268.5	(196.7)
Comprehensive income	$164.2	$78.7	$583.8	$70.7

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
(In millions, except share data)	2019	2018
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $6,692.5 and $6,245.9)	$6,946.3	$6,161.5
Equity securities, at fair value	570.8	464.4
Other investments	722.5	661.5
Total investments	8,239.6	7,287.4
Cash and cash equivalents	157.6	1,020.7
Accrued investment income	53.0	53.2
Premiums and accounts receivable, net	1,298.8	1,176.7
Reinsurance recoverable on paid and unpaid losses and unearned premiums	1,734.2	1,648.6
Deferred acquisition costs	474.9	450.8
Deferred income tax asset	—	50.6
Goodwill	178.8	178.8
Other assets	384.3	371.6
Assets held-for-sale	—	57.4
Assets of discontinued businesses	106.0	103.9
Total assets	$12,627.2	$12,399.7
Liabilities
Loss and loss adjustment expense reserves	$5,550.5	$5,304.1
Unearned premiums	2,456.8	2,277.8
Expenses and taxes payable	649.0	909.8
Deferred income tax liability	46.3	—
Reinsurance premiums payable	52.8	37.3
Debt	667.8	777.9
Liabilities held-for-sale	—	22.2
Liabilities of discontinued businesses	117.2	115.9
Total liabilities	9,540.4	9,445.0
Commitments and contingencies
Shareholders’ Equity
Preferred stock, par value $0.01 per share; 20.0 million shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 300.0 million shares authorized; 60.5 million shares issued	0.6	0.6
Additional paid-in capital	1,837.0	1,871.8
Accumulated other comprehensive income (loss)	153.5	(116.5)
Retained earnings	2,423.1	2,182.3
Treasury stock at cost (20.9 million and 18.2 million shares)	(1,327.4)	(983.5)
Total shareholders’ equity	3,086.8	2,954.7
Total liabilities and shareholders’ equity	$12,627.2	$12,399.7

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2019	2018	2019	2018
Preferred Stock
Balance at beginning and end of period	$—	$—	$—	$—
Common Stock
Balance at beginning and end of period	0.6	0.6	0.6	0.6
Additional Paid-in Capital
Balance at beginning of period	1,833.1	1,864.2	1,871.8	1,857.0
Prepaid repurchase of common stock and other	3.9	4.7	(34.8)	11.9
Balance at end of period	1,837.0	1,868.9	1,837.0	1,868.9
Accumulated Other Comprehensive Income (Loss), net of tax
Net Unrealized Appreciation (Depreciation) on Investments:
Balance at beginning of period	192.3	(48.8)	(27.2)	205.4
Net appreciation (depreciation) on available-for-sale securities	43.0	(25.2)	261.0	(197.8)
Adoption of Accounting Standards Updates (No. 2017-08 in 2019 and No. 2016-01 and No. 2018-02 in 2018)	—	—	1.5	(81.6)
Balance at end of period	235.3	(74.0)	235.3	(74.0)
Defined Benefit Pension and Postretirement Plans:
Balance at beginning of period	(84.1)	(97.1)	(88.6)	(79.5)
Net amount recognized as net periodic benefit	2.3	1.9	6.8	0.5
Adoption of Accounting Standards Update No. 2018-02	—	—	—	(16.2)
Balance at end of period	(81.8)	(95.2)	(81.8)	(95.2)
Cumulative Foreign Currency Translation Adjustment:
Balance at beginning of period	—	(23.2)	(0.7)	(18.3)
Amount recognized as cumulative foreign currency translation during the period	—	1.6	0.7	0.6
Adoption of Accounting Standards Update No. 2018-02	—	—	—	(3.9)
Balance at end of period	—	(21.6)	—	(21.6)
Total accumulated other comprehensive income (loss)	153.5	(190.8)	153.5	(190.8)
Retained Earnings
Balance at beginning of period	2,328.1	2,200.4	2,182.3	1,975.0
Cumulative effect of accounting change, net of taxes	—	—	(1.5)	104.3
Balance at beginning of period, as adjusted	2,328.1	2,200.4	2,180.8	2,079.3
Net income	118.9	100.4	315.3	267.4
Dividends to shareholders	(23.9)	(23.2)	(73.0)	(69.1)
Balance at end of period	2,423.1	2,277.6	2,423.1	2,277.6
Treasury Stock
Balance at beginning of period	(1,328.9)	(956.3)	(983.5)	(942.5)
Shares purchased at cost	—	(18.9)	(355.1)	(44.2)
Net shares reissued at cost under employee stock-based compensation plans	1.5	1.3	11.2	12.8
Balance at end of period	(1,327.4)	(973.9)	(1,327.4)	(973.9)
Total shareholders’ equity	$3,086.8	$2,982.4	$3,086.8	$2,982.4

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
(In millions)	2019	2018
Cash Flows From Operating Activities
Net income	$315.3	$267.4
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized and unrealized investment gains	(74.9)	(3.8)
Sale of Chaucer business	2.6	—
Net amortization and depreciation	16.8	21.0
Stock-based compensation expense	12.7	12.1
Amortization of defined benefit plan costs	8.5	7.3
Deferred income tax expense	13.9	5.8
Change in deferred acquisition costs	(22.1)	(28.0)
Change in premiums receivable, net of reinsurance premiums payable	(117.7)	(134.2)
Change in loss, loss adjustment expense and unearned premium reserves	436.4	473.7
Change in reinsurance recoverable	(99.1)	(88.6)
Change in expenses and taxes payable	(55.1)	(49.7)
Other, net	(13.4)	(16.6)
Net cash provided by operating activities	423.9	466.4
Cash Flows From Investing Activities
Proceeds from disposals and maturities of fixed maturities	850.1	871.0
Proceeds from disposals of equity securities and other investments	65.8	77.3
Purchase of fixed maturities	(1,281.9)	(1,273.6)
Purchase of equity securities and other investments	(163.7)	(127.8)
Capital expenditures	(10.2)	(12.4)
Net cash proceeds from sale of Chaucer-related Irish and Australian entities, partially offset by cash transferred	34.7	—
Net cash used in investing activities	(505.2)	(465.5)
Cash Flows From Financing Activities
Proceeds from exercise of employee stock options	12.4	12.7
Proceeds from debt borrowings, net	14.5	—
Change in cash collateral related to securities lending program	11.1	(8.3)
Dividends paid to shareholders	(265.3)	(68.9)
Repurchases of common stock	(400.0)	(44.2)
Repayment of debt	(151.1)	(11.6)
Other financing activities	(6.7)	(3.2)
Net cash used in financing activities	(785.1)	(123.5)
Effect of exchange rate changes on cash	—	(2.5)
Net change in cash and cash equivalents	(866.4)	(125.1)
Net change in cash related to discontinued operations	3.3	(54.9)
Cash and cash equivalents, beginning of period	1,020.7	297.9
Cash and cash equivalents, end of period	$157.6	$117.9

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

The interim consolidated financial statements of THG include the accounts of The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America, THG’s principal property and casualty companies; and other insurance and non-insurance subsidiaries. These legal entities conduct their operations through several business segments discussed in Note 10 – “Segment Information”. The interim consolidated financial statements also include the Company’s discontinued operations consisting of Chaucer Holdings Limited (“Chaucer”), a United Kingdom (“U.K.”) domiciled specialist insurance underwriting group, which operates through the Society and Corporation of Lloyd’s (“Lloyd’s”), and the international insurance and non-insurance subsidiaries, which collectively constituted the former Chaucer segment. On December 28, 2018, the Company completed the sale of Chaucer to China Reinsurance (Group) Corporation (“China Re”), and subsequently completed the sales of the Chaucer-related Irish and Australian entities on February 14, 2019 and April 10, 2019, respectively. Discontinued operations also include the Company’s accident and health and former life insurance businesses. All intercompany accounts and transactions have been eliminated.

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

In the opinion of the Company’s management, the accompanying interim consolidated financial statements reflect all adjustments, consisting of normal recurring items, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 22, 2019.

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

In June 2016, the FASB issued ASC Update No. 2016-13, (Topic 326) Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. This ASC update introduces new guidance for the accounting for credit losses on financial instruments within its scope. A new model, referred to as the current expected credit losses model, requires an entity to determine credit-related impairment losses for financial instruments held at amortized cost and to estimate these expected credit losses over the life of an exposure (or pool of exposures). The estimate of expected credit losses should consider both historical and current information, reasonable and supportable forecasts, as well as estimates of prepayments. The estimated credit losses and subsequent adjustment to such loss estimates, will be recorded through an allowance account which is deducted from the amortized cost of the financial instrument, with the offset recorded in current earnings. ASC No. 2016-13 also modifies the impairment model for available-for-sale debt securities. The new model will require an estimate of expected credit losses only when the fair value is below the amortized cost of the asset, thus the length of time the fair value of an available-for-sale debt security has been below the amortized cost will no longer affect the determination of whether a credit loss exists. In addition, credit losses on available-for-sale debt securities will be limited to the difference between the security’s amortized cost basis and its fair value. In November 2018, the FASB issued ASC Update No. 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, which explicitly states that receivables arising from operating leases are not within the scope of Subtopic 326-20. ASC Update 2016-13 and related guidance is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted for periods beginning after December 15, 2018. The Company does not expect the adoption of ASC Update No. 2016-13 to have a material impact on its financial position or results of operations.

3. Discontinued Operations – Chaucer Business

Sale of Chaucer Business

On December 28, 2018, the Company completed the sale of the U.K. entities of its former subsidiary, Chaucer, to China Re. On February 14, 2019, the Company completed the sale of its Chaucer-related Irish entity and on April 10, 2019, finalized the sale of the Australian entities, completing the transfer of all Chaucer-related companies. Collectively, these entities constituted the Chaucer business in 2018 and prior, whereas just the Irish and Australian Chaucer-related entities comprised the Chaucer business reported in the Company’s results in 2019, until their respective sales to China Re. In December 2018, the Company recognized a pre-tax gain on the sale to China Re of $174.4 million and an income tax expense of $42.5 million. As discussed below, both the pre-tax gain and income tax expense were updated in 2019, including in the third quarter.

Included in the previously recorded $174.4 million gain was $31.7 million of contingent proceeds, which were subject to change, based on development of Chaucer’s 2018 catastrophe losses. During the first half of 2019, Chaucer experienced unfavorable development on its 2018 catastrophe losses, primarily due to higher than expected losses for Hurricane Michael, Typhoon Jebi, and a Colombian dam construction loss. Accordingly, the Company updated and reduced its best estimate of pre-tax contingent proceeds by $13.5 million during the second quarter of 2019. In the third quarter of 2019, the Company received payment of $22.0 million in final settlement of the contingent proceeds, an increase of $3.8 million from the estimate in the second quarter.

In addition, the Company recognized an income tax charge of $1.2 million in 2019 related to new tax regulations that were issued on June 14, 2019 by the U.S. Department of the Treasury, with an effective date retroactive to January 1, 2018.  These new regulations retroactively changed the taxation of certain non-U.S. income. Although the impact of these regulations relates to the calculation of the income tax expense related to the sale of Chaucer, unlike the $42.5 million of income tax expense, noted above, that was reflected in discontinued operations, ASC 740, Income Taxes, prescribes that the effect of certain retroactive tax law changes be presented in continuing operations. Accordingly, the Company has presented this charge as a separate component of income from continuing operations. (See also Note 4 - “Income Taxes” below). Additionally, in the third quarter of 2019, the Company recognized $3.4 million of tax benefits related to prior years.

During 2019, the sale of the Irish entity provided total proceeds of $28 million and resulted in a pre-tax gain of $0.4 million, with a related income tax benefit of $0.5 million. The sale of the Australian entities for total proceeds of $13 million resulted in a pre-tax gain of $1.2 million and a related income tax expense of $0.1 million.

Income from Discontinued Chaucer Business

Three and nine months ended September 30, 2019

Revenues from the portion of the Chaucer business remaining after the sale of the U.K. entities in 2018 were $1.7 million and $6.2 million for the three and nine months ended September 30, 2019, respectively, and operating income in this business totaled $0.1 million for the three months ended September 30, 2019, and operating losses totaled $0.4 million for the nine months ended September 30, 2019. Income from the Chaucer business in both the three and nine months ended September 30, 2019 includes a $2.0 million benefit related to a decrease in uncertain tax positions due to the expiration of the statute of limitations.

Three and nine months ended September 30, 2018

The following table summarizes the results of Chaucer’s operations for the three and nine months ended September 30, 2018:

	Three Months Ended	Nine Months Ended
(in millions)	September 30, 2018 (1)
Revenues
Net premiums earned	$212.4	$648.2
Net investment income	12.8	41.7
Other income	1.9	5.4
	227.1	695.3
Losses and operating expenses
Losses and LAE	136.8	364.3
Amortization of deferred acquisition costs	60.1	196.7
Other expenses	26.4	85.7
	223.3	646.7
Income from Chaucer business before income taxes and other items (previously presented as Chaucer's operating income)	3.8	48.6
Other items:
Interest expense	(1.5)	(2.8)
Net realized and unrealized investment gains (losses)	0.1	(0.4)
Other expenses (2)	(7.1)	(8.3)
Income (loss) from Chaucer business before income taxes	(4.7)	37.1
Income tax benefit (expense)	1.1	(6.6)
Income (loss) from Chaucer business, net of income taxes	$(3.6)	$30.5

(1)	2019 information is omitted as it is not material.
(2)	Other expenses primarily reflects those costs associated with the then pending sale of Chaucer.

There were no assets or liabilities held-for-sale at September 30, 2019. Total assets and liabilities held-for-sale were $57.4 million and $22.2 million, respectively, at December 31, 2018. Assets and liabilities held-for-sale decreased during the nine months ended September 30, 2019 due to the aforementioned sales of the Chaucer-related Irish and Australian entities. These balances are reflected in the Consolidated Balance Sheets under the captions “Assets held-for-sale” and “Liabilities held-for-sale”, respectively.

The following table details the cash flows associated with the Chaucer business for the nine months ended September 30, 2018:

Nine Months Ended
September 30,
(in millions)	2018
Net cash provided by operating activities	$46.2
Net cash provided by investing activities	$64.3

4. Income Taxes

Income tax expense for the nine months ended September 30, 2019 and 2018 has been computed using estimated annual effective tax rates. The prior year’s rate reflects the recomputed income to exclude the Chaucer business. These rates are revised, if necessary, at the end of each successive interim period to reflect current estimates of the annual effective tax rates.

The tax provision was comprised of U.S. federal income tax expense of $69.9 million and $44.5 million for the nine months ended September 30, 2019 and 2018, respectively. The tax provision recorded in discontinued operations related to the Chaucer business for the nine months ended September 30, 2018 was comprised of a $6.8 million foreign income tax expense and a $0.2 million U.S. federal income tax benefit.

As noted above in Note 3 – “Discontinued Operations – Chaucer Business”, on June 14, 2019, the U.S. Department of the Treasury issued regulations that change the taxation of certain non-U.S. income. These regulations apply retroactively to January 1, 2018. As a result, the Company incurred additional federal income tax of $1.2 million from the 2018 sale of Chaucer. In accordance with ASC 740, the Company has recorded a provision for this amount as a component of income tax expense in continuing operations in its Consolidated Statements of Income for the nine months ended September 30, 2019.

During the first nine months of 2019, we recorded a decrease in our uncertain tax positions of $2.0 million due to the expiration of a statute of limitations.  The release of uncertain tax position was recorded as a benefit in Chaucer discontinued business.

The Company or its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions, as well as foreign jurisdictions. The Company and its subsidiaries are subject to U.S. federal and state income tax examinations and foreign examinations for years after 2015.

5. Debt

Debt consists of the following:

(in millions)	September 30, 2019	December 31, 2018
Senior debentures maturing April 15, 2026	$375.0	$375.0
Senior debentures maturing October 15, 2025	62.6	62.6
Subordinated debentures maturing March 30, 2053	175.0	175.0
Subordinated debentures maturing February 3, 2027	50.1	50.1
FHLB borrowings (secured)	—	125.0
Short-term borrowings	14.5	—
Total principal debt	677.2	787.7
Unamortized debt issuance costs	(9.4)	(9.8)
Total	$667.8	$777.9

On January 2, 2019, the Company repaid $125 million of its FHLB advances that were due 2029 and had an interest rate of 5.5%, along with related prepayment fees of $26 million; such fees were recognized in 2018.

The Company had $14.5 million of short-term advances from the Federal Home Loan Bank (“FHLB”) outstanding at September 30, 2019, all of which were repaid in October 2019.

At September 30, 2019, the Company was in compliance with the covenants associated with its debt indentures and credit arrangements.

6. Investments

A. Fixed maturities

The amortized cost and fair value of available-for-sale fixed maturities were as follows:

	September 30, 2019
		Gross	Gross		OTTI
	Amortized	Unrealized	Unrealized		Unrealized
(in millions)	Cost	Gains	Losses	Fair Value	Losses
U.S. Treasury and government agencies	$350.2	$12.0	$0.4	$361.8	$—
Foreign government	5.0	0.1	—	5.1	—
Municipal	848.3	34.4	0.4	882.3	—
Corporate	3,758.4	159.1	5.3	3,912.2	3.3
Residential mortgage-backed	959.8	20.3	0.9	979.2	—
Commercial mortgage-backed	685.2	33.4	—	718.6	—
Asset-backed	85.6	1.5	—	87.1	—
Total fixed maturities	$6,692.5	$260.8	$7.0	$6,946.3	$3.3

	December 31, 2018
		Gross	Gross		OTTI
	Amortized	Unrealized	Unrealized		Unrealized
(in millions)	Cost	Gains	Losses	Fair Value	Losses
U.S. Treasury and government agencies	$414.7	$2.4	$7.2	$409.9	$—
Foreign government	7.3	0.1	—	7.4	—
Municipal	879.0	16.6	9.8	885.8	—
Corporate	3,476.6	26.1	92.0	3,410.7	6.6
Residential mortgage-backed	728.4	2.7	14.7	716.4	—
Commercial mortgage-backed	648.4	1.7	9.8	640.3	—
Asset-backed	91.5	0.2	0.7	91.0	—
Fixed maturities, excluding held-for-sale (Chaucer)	6,245.9	49.8	134.2	6,161.5	6.6
Fixed maturities, held-for-sale	24.9	—	0.4	24.5	—
Total fixed maturities	$6,270.8	$49.8	$134.6	$6,186.0	$6.6

Other-than-temporary impairments (“OTTI”) unrealized losses in the tables above represent OTTI recognized in accumulated other comprehensive income (“AOCI”). This amount excludes net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date of $4.5 million and $7.4 million as of September 30, 2019 and December 31, 2018, respectively.

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

	September 30, 2019
	Amortized	Fair
(in millions)	Cost	Value
Due in one year or less	$266.2	$268.7
Due after one year through five years	1,944.8	2,009.9
Due after five years through ten years	2,358.3	2,473.7
Due after ten years	392.6	409.1
	4,961.9	5,161.4
Mortgage-backed and asset-backed securities	1,730.6	1,784.9
Total fixed maturities	$6,692.5	$6,946.3

B. Fixed maturity securities in an unrealized loss position

The following tables provide information about the Company’s available-for-sale fixed maturity securities that were in an unrealized loss position at September 30, 2019 and December 31, 2018 including the length of time the securities have been in an unrealized loss position:

	September 30, 2019
	12 months or less		Greater than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in millions)	Losses	Value	Losses	Value	Losses	Value
Investment grade:
U.S. Treasury and government agencies	$0.3	$37.1	$0.1	$17.2	$0.4	$54.3
Municipal	0.2	29.3	0.2	15.5	0.4	44.8
Corporate	0.9	79.8	0.4	24.0	1.3	103.8
Residential mortgage-backed	0.4	76.8	0.5	58.4	0.9	135.2
Commercial mortgage-backed	—	1.8	—	25.0	—	26.8
Asset-backed	—	0.5	—	3.3	—	3.8
Total investment grade	1.8	225.3	1.2	143.4	3.0	368.7
Below investment grade:
Corporate	3.2	40.8	0.8	9.0	4.0	49.8
Total fixed maturities	$5.0	$266.1	$2.0	$152.4	$7.0	$418.5

	December 31, 2018
	12 months or less		Greater than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in millions)	Losses	Value	Losses	Value	Losses	Value
Investment grade:
U.S. Treasury and government agencies	$1.1	$66.0	$6.1	$210.9	$7.2	$276.9
Foreign governments	—	2.0	—	0.8	—	2.8
Municipal	0.8	110.0	9.0	248.0	9.8	358.0
Corporate	30.0	1,277.9	43.9	781.6	73.9	2,059.5
Residential mortgage-backed	2.6	201.2	12.1	323.7	14.7	524.9
Commercial mortgage-backed	3.4	293.0	6.4	175.5	9.8	468.5
Asset-backed	0.4	42.3	0.3	18.0	0.7	60.3
Total investment grade	38.3	1,992.4	77.8	1,758.5	116.1	3,750.9
Below investment grade:
Municipal	—	—	—	0.9	—	0.9
Corporate	8.1	185.6	10.0	54.0	18.1	239.6
Total below investment grade	8.1	185.6	10.0	54.9	18.1	240.5
Fixed maturities, excluding held-for-sale (Chaucer)	46.4	2,178.0	87.8	1,813.4	134.2	3,991.4
Fixed maturities, held-for-sale	0.1	4.0	0.3	18.0	0.4	22.0
Total fixed maturities	$46.5	$2,182.0	$88.1	$1,831.4	$134.6	$4,013.4

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

C. Proceeds from sales

The proceeds from sales of available-for-sale securities and gross realized gains and gross realized losses on those sales were as follows:

	Three Months Ended September 30,
	2019			2018
	Proceeds from	Gross	Gross	Proceeds from	Gross	Gross
(in millions)	Sales	Gains	Losses	Sales	Gains	Losses
Fixed maturities, excluding held-for-sale (Chaucer)	$86.9	$1.6	$2.4	$83.8	$0.8	$1.5
Fixed maturities, held-for-sale	—	—	—	21.4	0.2	0.1
Total fixed maturities	$86.9	$1.6	$2.4	$105.2	$1.0	$1.6

	Nine Months Ended September 30,
	2019			2018
	Proceeds from	Gross	Gross	Proceeds from	Gross	Gross
(in millions)	Sales	Gains	Losses	Sales	Gains	Losses
Fixed maturities, excluding held-for-sale (Chaucer)	$309.5	$4.2	$5.0	$225.1	$2.0	$5.3
Fixed maturities, held-for-sale	0.3	—	—	172.5	1.3	1.1
Total fixed maturities	$309.8	$4.2	$5.0	$397.6	$3.3	$6.4

D. Other-than-temporary impairments

For the three months ended September 30, 2019, total OTTI on fixed maturities was $2.1 million, of which $0.8 million was recognized in earnings and the remaining $1.3 million was recorded as unrealized losses in AOCI.  For the nine months ended September 30, 2019, total OTTI on fixed maturities was $2.8 million, of which $1.2 million was recognized in earnings and the remaining $1.6 million was recorded as unrealized losses in AOCI.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Credit losses as of the beginning of the period	$2.9	$3.7	$3.8	$3.6
Credit losses on securities for which an OTTI was not previously recognized	0.6	0.2	1.0	1.0
Additional credit losses on securities for which an OTTI was previously recognized	—	—	—	0.1
Reductions for securities sold, matured or called	(1.3)	—	(2.6)	(0.8)
Reductions for securities reclassified as intended to sell	(0.3)	—	(0.3)	—
Credit losses as of the end of the period	$1.9	$3.9	$1.9	$3.9

E. Equity securities

Equity securities are carried at fair value and all increases or decreases in fair value are reported in net realized and unrealized investment gains (losses) on the Consolidated Statements of Income. The following table provides pre-tax net realized and unrealized gains (losses) on equity securities from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Net gains recognized during the period	$15.0	$23.6	$75.3	$6.7
Less: net gains (losses) recognized on equity securities sold during the period	(0.2)	(0.2)	1.0	(1.0)
Net unrealized gains recognized during the period on equity securities still held	$15.2	$23.8	$74.3	$7.7

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

The estimated fair value of the financial instruments were as follows:

	September 30, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
(in millions)	Value	Value	Value	Value
Financial Assets carried at:
Fair Value through AOCI:
Fixed maturities	$6,946.3	$6,946.3	$6,161.5	$6,161.5
Fair Value through Net Income:
Equity securities	570.8	570.8	464.4	464.4
Other investments	180.0	180.0	175.0	175.0
Amortized Cost/Cost:
Other investments	449.3	473.4	414.4	418.9
Cash and cash equivalents	157.6	157.6	1,020.7	1,020.7
Total financial instruments, excluding held-for-sale	8,304.0	8,328.1	8,236.0	8,240.5
Financial instruments, held-for-sale (Chaucer)	—	—	27.8	27.8
Total financial instruments	$8,304.0	$8,328.1	$8,263.8	$8,268.3

Financial Liabilities carried at:
Amortized Cost:
Debt	$667.8	$732.0	$777.9	$825.0

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

The following tables provide, for each hierarchy level, the Company’s investment assets that were measured at fair value on a recurring basis.

	September 30, 2019
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$361.8	$162.0	$199.8	$—
Foreign government	5.1	—	5.1	—
Municipal	882.3	—	869.7	12.6
Corporate	3,912.2	—	3,911.5	0.7
Residential mortgage-backed, U.S. agency backed	976.6	—	976.6	—
Residential mortgage-backed, non-agency	2.6	—	2.6	—
Commercial mortgage-backed	718.6	—	705.6	13.0
Asset-backed	87.1	—	87.1	—
Total fixed maturities	6,946.3	162.0	6,758.0	26.3
Equity securities	570.8	568.7	—	2.1
Other investments	3.5	—	—	3.5
Total investment assets at fair value	$7,520.6	$730.7	$6,758.0	$31.9

	December 31, 2018
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$409.9	$154.9	$255.0	$—
Foreign government	7.4	—	7.4	—
Municipal	885.8	—	864.7	21.1
Corporate	3,410.7	—	3,409.9	0.8
Residential mortgage-backed, U.S. agency backed	713.7	—	713.7	—
Residential mortgage-backed, non-agency	2.7	—	2.7	—
Commercial mortgage-backed	640.3	—	627.2	13.1
Asset-backed	91.0	—	91.0	—
Total fixed maturities	6,161.5	154.9	5,971.6	35.0
Equity securities	464.4	463.3	—	1.1
Other investments	3.5	—	—	3.5
Total investment assets at fair value, excluding held-for-sale (Chaucer)	6,629.4	618.2	5,971.6	39.6
Investment assets, held-for-sale	24.5	5.7	18.8	—
Total investment assets at fair value	$6,653.9	$623.9	$5,990.4	$39.6

Limited partnerships measured at fair value using NAV based on an ownership interest in partners’ capital have not been included in the hierarchy tables. At September 30, 2019 and December 31, 2018, the fair values of these investments were $176.5 million and $171.5 million, respectively, approximately 2% of total investment assets.

The following tables provide, for each hierarchy level, the Company’s estimated fair values of financial instruments that were not carried at fair value:

	September 30, 2019
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$157.6	$157.6	$—	$—
Other investments	473.4	—	2.6	470.8
Total financial instruments	$631.0	$157.6	$2.6	$470.8

Liabilities:
Debt	$732.0	$—	$732.0	$—

	December 31, 2018
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$1,020.7	$1,020.7	$—	$—
Other investments	418.9	—	8.7	410.2
Total financial instruments, excluding held-for-sale	1,439.6	1,020.7	8.7	410.2
Financial instruments, held-for-sale (Chaucer)	3.3	3.3	—	—
Total financial instruments	$1,442.9	$1,024.0	$8.7	$410.2

Liabilities:
Debt	$825.0	$—	$825.0	$—

The tables below provide a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fixed Maturities
(in millions)	Municipal	Corporate	Commercial mortgage- backed	Total	Equity and Other	Total Assets
Three Months Ended
September 30, 2019
Balance July 1, 2019	$12.9	$0.7	$13.0	$26.6	$5.6	$32.2
Total gains:
Included in other comprehensive income-net appreciation on available-for-sale securities	0.1	—	0.2	0.3	—	0.3
Sales	(0.4)	—	(0.2)	(0.6)	—	(0.6)
Balance September 30, 2019	$12.6	$0.7	$13.0	$26.3	$5.6	$31.9

Three Months Ended
September 30, 2018
Balance July 1, 2018, excluding held-for-sale (Chaucer)	$22.2	$0.8	$13.2	$36.2	$4.7	$40.9
Transfers out of Level 3	(0.5)	—	—	(0.5)	—	(0.5)
Total losses:
Included in other comprehensive income-net depreciation on available-for-sale securities	—	—	(0.1)	(0.1)	—	(0.1)
Sales	(0.4)	(0.1)	(0.1)	(0.6)	—	(0.6)
Balance September 30, 2018, excluding held-for-sale (Chaucer)	$21.3	$0.7	$13.0	$35.0	$4.7	$39.7

	Fixed Maturities
(in millions)	Municipal	Corporate	Commercial mortgage- backed	Total	Equity and Other	Total Assets
Nine Months Ended
September 30, 2019
Balance January 1, 2019	$21.1	$0.8	$13.1	$35.0	$4.6	$39.6
Total gains:
Included in other comprehensive income - net appreciation on available-for-sale securities	0.9	—	0.7	1.6	—	1.6
Purchases and sales:
Purchases	—	—	—	—	1.0	1.0
Sales	(9.4)	(0.1)	(0.8)	(10.3)	—	(10.3)
Balance September 30, 2019	$12.6	$0.7	$13.0	$26.3	$5.6	$31.9

Nine Months Ended
September 30, 2018
Balance January 1, 2018, excluding held-for-sale (Chaucer)	$24.6	$0.9	$14.2	$39.7	$4.7	$44.4
Transfers out of Level 3	(0.5)	—	—	(0.5)	—	(0.5)
Total gains (losses):
Included in total net realized and unrealized investment gains	0.1	—	—	0.1	—	0.1
Included in other comprehensive income-net depreciation on available-for-sale securities	(0.6)	—	(0.5)	(1.1)	—	(1.1)
Sales	(2.3)	(0.2)	(0.7)	(3.2)	—	(3.2)
Balance September 30, 2018, excluding held-for-sale (Chaucer)	$21.3	$0.7	$13.0	$35.0	$4.7	$39.7

There were no transfers between Level 2 and Level 3, and there were no Level 3 liabilities held by the Company for the three and nine months ended September 30, 2019 and 2018.

The following table provides quantitative information about the significant unobservable inputs used by the Company in the fair value measurements of Level 3 assets. Where discounted cash flows were used in the valuation of fixed maturities, the internally-developed discount rate was adjusted by the significant unobservable inputs shown in the table.

			September 30, 2019		December 31, 2018
	Valuation	Significant	Fair	Range	Fair	Range
(in millions)	Technique	Unobservable Inputs	Value	(Wtd Average)	Value	(Wtd Average)
Fixed maturities:
Municipal	Discounted cash flow	Discount for: Small issue size Above-market coupon Credit stress	$12.6	0.7 - 6.8% (4.3%) 0.3 - 0.5% (0.5%) —	$21.1	0.7 - 6.8% (3.4%) 0.3 - 0.5% (0.5%) 1.3% (1.3%)
Corporate	Discounted cash flow	Discount for: Small issue size Above-market coupon	0.7	2.5% (2.5%) 0.3% (0.3%)	0.8	2.5% (2.5%) 0.3% (0.3%)
Commercial mortgage-backed	Discounted cash flow	Discount for: Small issue size Above-market coupon Lease structure	13.0	1.9 - 3.1% (2.7%) 0.5% (0.5%) 0.3% (0.3%)	13.1	1.9 - 3.1% (2.7%) 0.5% (0.5%) 0.3% (0.3%)
Equity securities	Market comparables	Net tangible asset market multiples	2.1	1.0X (1.0X)	1.1	1.0X (1.0X)
Other	Discounted cash flow	Discount rate	3.5	18.0% (18.0%)	3.5	18.0% (18.0%)

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

8. Pension and Other Postretirement Benefit Plans

The components of net periodic pension cost for defined benefit pension and other postretirement benefit plans included in the Company’s results of operations are as follows:

	Three Months Ended September 30,
	2019	2018	2019	2018
(in millions)	Pension Plans		Postretirement Plans
Service cost - benefits earned during the period	$—	$—	$—	$—
Interest cost	5.3	5.0	0.1	0.1
Expected return on plan assets	(5.8)	(5.2)	—	—
Recognized net actuarial loss	2.8	2.4	—	—
Amortization of prior service cost	—	—	—	—
Net periodic pension cost	$2.3	$2.2	$0.1	$0.1

	Nine Months Ended September 30,
	2019	2018	2019	2018
(in millions)	Pension Plans		Postretirement Plans
Service cost - benefits earned during the period	$—	$—	$—	$—
Interest cost	15.9	14.9	0.3	0.3
Expected return on plan assets	(17.5)	(15.5)	—	—
Recognized net actuarial loss	8.5	7.2	0.1	0.1
Amortization of prior service cost	—	—	(0.1)	(0.2)
Net periodic pension cost	$6.9	$6.6	$0.3	$0.2

9. Other Comprehensive Income

The following tables provide changes in other comprehensive income (loss).

	Three Months Ended September 30,
	2019			2018
		Tax			Tax
		Benefit	Net of		Benefit	Net of
(in millions)	Pre-Tax	(Expense)	Tax	Pre-Tax	(Expense)	Tax
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during period	$58.4	$(12.3)	$46.1	$(29.2)	$6.2	$(23.0)
Amount of realized gains from sales and other	(0.6)	(3.1)	(3.7)	(0.2)	(2.4)	(2.6)
Portion of other-than-temporary impairment losses recognized in earnings	0.8	(0.2)	0.6	0.5	(0.1)	0.4
Net unrealized gains (losses)	58.6	(15.6)	43.0	(28.9)	3.7	(25.2)
Pension and postretirement benefits:
Net change in net actuarial loss and prior service cost	2.8	(0.5)	2.3	2.4	(0.5)	1.9
Cumulative foreign currency translation adjustment:
Foreign currency translation recognized during the period	—	—	—	2.0	(0.4)	1.6
Other comprehensive income (loss)	$61.4	$(16.1)	$45.3	$(24.5)	$2.8	$(21.7)

	Nine Months Ended September 30,
	2019			2018
		Tax			Tax
		Benefit	Net of		Benefit	Net of
(in millions)	Pre-Tax	(Expense)	Tax	Pre-Tax	(Expense)	Tax
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during period	$343.6	$(72.2)	$271.4	$(242.1)	$50.9	$(191.2)
Amount of realized gains from sales and other	(1.1)	(10.2)	(11.3)	—	(8.2)	(8.2)
Portion of other-than-temporary impairment losses recognized in earnings	1.2	(0.3)	0.9	2.0	(0.4)	1.6
Net unrealized gains (losses)	343.7	(82.7)	261.0	(240.1)	42.3	(197.8)
Pension and postretirement benefits:
Net change in net actuarial loss and prior service cost	8.5	(1.7)	6.8	0.6	(0.1)	0.5
Cumulative foreign currency translation adjustment:
Foreign currency translation recognized during the period	0.9	(0.2)	0.7	0.8	(0.2)	0.6
Other comprehensive income (loss)	$353.1	$(84.6)	$268.5	$(238.7)	$42.0	$(196.7)

Reclassifications out of accumulated other comprehensive income were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
	Amount Reclassified from
Details about Accumulated Other	Accumulated Other				Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income				Where Net Income is Presented
Unrealized gains on available-for- sale securities	$0.6	$(0.2)	$1.1	$1.6	Net realized gains (losses) from sales and other
	(0.8)	(0.4)	(1.2)	(1.7)	Net other-than-temporary impairment losses on investments recognized in earnings
	(0.2)	(0.6)	(0.1)	(0.1)	Total before tax
	3.3	2.5	10.5	8.2	Tax benefit
	3.1	1.9	10.4	8.1	Continued operations; net of tax
	—	0.3	—	(1.5)	Discontinued operations - Chaucer business
	3.1	2.2	10.4	6.6	Net of tax
Amortization of defined benefit pension and postretirement plans	(2.8)	(2.5)	(8.5)	(7.2)	Loss adjustment expenses and other operating expenses (1)
	0.5	0.5	1.7	1.5	Tax benefit
	(2.3)	(2.0)	(6.8)	(5.7)	Continued operations; net of tax
	—	—	—	(0.1)	Discontinued Operations - Chaucer Business
	(2.3)	(2.0)	(6.8)	(5.8)	Net of tax
Total reclassifications for the period	$0.8	$0.2	$3.6	$0.8	Benefit reflected in income, net of tax

(1)

The amount reclassified from accumulated other comprehensive income for the pension and postretirement benefits was allocated  approximately 40% to loss adjustment expenses and 60% to other operating expenses for the three and nine months ended September 30, 2019 and 2018.

10. Segment Information

The Company’s primary business operations include insurance products and services provided through three operating segments: Commercial Lines, Personal Lines and Other. Commercial Lines includes commercial multiple peril, commercial automobile, workers’ compensation, and other commercial coverages, such as inland marine, specialty program business, management and professional liability, surety and specialty industrial property. Personal Lines includes personal automobile, homeowners and other personal coverages. Included in the Other segment are Opus Investment Management, Inc., which markets investment management services to institutions, pension funds and other organizations; earnings on holding company assets; holding company and other expenses, including certain costs associated with retirement benefits due to the Company’s former life insurance employees and agents; and, a run-off voluntary pools business. On December 28, 2018, the Company completed the sale of Chaucer to China Re and the sales of the Chaucer-related Irish and Australian entities were subsequently completed on February 14, 2019 and April 10, 2019, respectively. Accordingly, as of December 31, 2018, and for all prior periods, Chaucer’s results of operations have been classified as Discontinued Operations in the Consolidated Statements of Income and assets and liabilities related to the Chaucer business were classified as held-for-sale in the Consolidated Balance Sheet at December 31, 2018 (see Note 3 – “Discontinued Operations - Chaucer Business”). Certain ongoing expenses were also reclassified from Chaucer to the other three operating segments. The separate financial information is presented consistent with the way results are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

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

Summarized below is financial information with respect to the Company’s business segments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Operating revenues:
Commercial Lines	$710.3	$687.4	$2,114.2	$2,045.7
Personal Lines	483.3	452.4	1,423.1	1,331.8
Other	6.3	3.8	20.4	10.2
Total	1,199.9	1,143.6	3,557.7	3,387.7
Net realized and unrealized investment gains	14.8	23.0	75.1	3.8
Total revenues	$1,214.7	$1,166.6	$3,632.8	$3,391.5
Operating income (loss) before interest expense and income taxes:
Commercial Lines:
Underwriting income	$30.4	$20.8	$96.2	$74.6
Net investment income	44.1	45.0	132.8	135.1
Other expense	(0.4)	(0.7)	(1.9)	(1.4)
Commercial Lines operating income	74.1	65.1	227.1	208.3
Personal Lines:
Underwriting income	28.8	28.8	45.4	51.3
Net investment income	19.6	18.2	59.0	54.7
Other income	1.8	1.2	4.3	3.7
Personal Lines operating income	50.2	48.2	108.7	109.7
Other:
Underwriting loss	(0.4)	(1.0)	(1.0)	(3.1)
Net investment income	5.1	3.2	16.8	8.2
Other expense	(2.7)	(2.7)	(8.5)	(9.7)
Other operating income (loss)	2.0	(0.5)	7.3	(4.6)
Operating income before interest expense and income taxes	126.3	112.8	343.1	313.4
Interest on debt	(9.4)	(11.2)	(28.1)	(33.9)
Operating income before income taxes	116.9	101.6	315.0	279.5
Non-operating income items:
Net realized and unrealized investment gains	14.8	23.0	75.1	3.8
Other non-operating items	(1.4)	(1.9)	(1.4)	(1.9)
Income from continuing operations before income taxes	$130.3	$122.7	$388.7	$281.4

The following table provides identifiable assets for the Company’s business segments and discontinued operations:

	September 30, 2019	December 31, 2018
(in millions)	Identifiable Assets
U.S. Companies	$12,521.2	$12,238.4
Assets held-for-sale(1)	—	57.4
Assets of discontinued operations	106.0	103.9
Total	$12,627.2	$12,399.7

(1)	See also Note 3 – “Discontinued Operations – Chaucer Business”.

The Company reviews the assets of its U.S. Companies collectively and does not allocate them between the Commercial Lines, Personal Lines and Other segments.

11. Stock-based Compensation

As of September 30, 2019, there were 3,645,690 shares and 2,361,547 shares available for grant under The Hanover Insurance Group 2014 Long-Term Incentive Plan and The Hanover Insurance Group 2014 Employee Stock Purchase Plan, respectively.

Compensation cost for the Company’s stock-based awards and the related tax benefits were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Stock-based compensation expense	$4.1	$4.0	$12.7	$10.6
Tax benefit	(0.8)	(0.8)	(2.6)	(2.2)
Stock-based compensation expense, net of taxes	$3.3	$3.2	$10.1	$8.4

Stock-based compensation expense for Chaucer, net of taxes, of $1.2 million for the nine months ended September 30, 2018 is reported in discontinued operations and is excluded from the amounts disclosed above.

Stock Options

Information on the Company’s stock option activity for the nine months ended September 30, 2019 and 2018 is summarized below.

	Nine Months Ended September 30,
	2019		2018
(in whole shares and dollars)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	1,099,076	$85.75	1,062,177	$75.53
Granted	232,568	95.05	301,152	110.98
Exercised	(172,551)	70.40	(169,196)	70.94
Forfeited or cancelled	(38,729)	107.34	(54,063)	89.09
Outstanding, end of period	1,120,364	89.30	1,140,070	84.93

Restricted Stock Units

The Company currently issues time-based, market-based and performance-based restricted stock units to eligible employees, all of which generally vest after 3 years of continued employment.

The following tables summarize activity information about employee restricted stock units:

	Nine Months Ended September 30,
	2019		2018
(in whole shares and dollars)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Time-based restricted stock units:
Outstanding, beginning of period	332,481	$97.28	298,528	$83.45
Granted	146,715	117.71	148,619	111.67
Vested	(107,829)	84.17	(72,546)	72.62
Forfeited	(33,156)	104.80	(23,130)	91.20
Outstanding, end of period	338,211	109.59	351,471	97.10
Performance-based and market-based restricted stock units:
Outstanding, beginning of period	69,838	$95.58	102,586	$81.21
Granted	42,119	117.09	35,063	118.60
Vested	(14,118)	84.39	(14,032)	70.24
Forfeited	(2,670)	135.92	(7,625)	81.91
Outstanding, end of period	95,169	105.63	115,992	93.79

In the first nine months of 2019 and 2018, the Company granted market-based awards totaling 23,924 and 31,688, respectively, to certain members of senior management, which are included in the table above as performance and market-based restricted stock activity. The vesting of these stock units is based on the relative total shareholder return (“TSR”) of the Company. This metric is generally based on relative TSR for a three-year period as compared to a pre-selected group of property and casualty companies. The fair value of market-based awards was estimated at the date of grant using a valuation model. These units have the potential to range from 0% to 150% of the shares disclosed. Included in the amount granted above in 2019 and 2018 are 5,820 shares and 3,115 shares, respectively, related to market-based awards that achieved a payout in excess of 100%. These awards vested in the first quarters of 2019 and 2018, respectively.

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

12. Earnings Per Share and Shareholders’ Equity Transactions

The following table provides weighted average share information used in the calculation of the Company’s basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2019	2018	2019	2018
Basic shares used in the calculation of earnings per share	39.6	42.5	40.3	42.5
Dilutive effect of securities:
Employee stock options	0.3	0.3	0.3	0.3
Non-vested stock grants	0.3	0.3	0.3	0.3
Diluted shares used in the calculation of earnings per share	40.2	43.1	40.9	43.1
Per share effect of dilutive securities on income from continuing operations	$(0.04)	$(0.04)	$(0.11)	$(0.07)
Per share effect of dilutive securities on net income	$(0.04)	$(0.03)	$(0.11)	$(0.08)

Diluted earnings per share for the three months ended September 30, 2019 excludes 0.2 million of common shares issuable under the Company’s stock compensation plans because their effect would be antidilutive. Diluted earnings per share for the nine months ended September 30, 2019 and 2018 excludes 0.2 million and 0.3 million, respectively, of common shares issuable under the Company’s stock compensation plans because their effect would be antidilutive.

On December 30, 2018, the Board of Directors authorized a new share repurchase program which provides for aggregate repurchases of up to $600 million. Under the repurchase authorization, the Company may repurchase, from time to time, common shares in amounts, at prices and at such times as the Company deems appropriate, subject to market conditions and other considerations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. The Company is not required to purchase any specific number of shares or to make purchases by any certain date under this program.  On January 2, 2019, pursuant to the terms of an accelerated share repurchase (“ASR”) agreement executed on December 30, 2018 (the “December ASR”), the Company paid $250.0 million and received an initial delivery of approximately 1.8 million shares of common stock, which was approximately 80% of the total number of shares expected to be repurchased under this agreement. In accordance with its terms, the December ASR terminated on June 27, 2019. On June 28, 2019, the Company received approximately 0.3 million of its common shares as final settlement of shares repurchased under such agreement. Also on June 28, 2019, pursuant to the terms of a second ASR agreement (the “June ASR”), the Company paid $150.0 million and received an initial delivery of approximately 0.9 million shares of its common stock, which was approximately 80% of the total number of shares expected to be repurchased under the June ASR. In accordance with its terms, the June ASR terminated on October 28, 2019. On October 30, 2019 the Company received approximately 0.2 million shares of its common stock as final settlement of shares repurchased under such agreement.

13. Liabilities for Outstanding Claims, Losses and Loss Adjustment Expenses

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

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses.

	Nine Months Ended
	September 30,
(in millions)	2019	2018
Gross loss and LAE reserves, beginning of period	$5,304.1	$5,058.5
Reinsurance recoverable on unpaid losses	1,472.6	1,455.0
Net loss and LAE reserves, beginning of period	3,831.5	3,603.5
Net incurred losses and LAE in respect of losses occurring in:
Current year	2,142.9	2,025.6
Prior years	(20.3)	(7.1)
Total incurred losses and LAE	2,122.6	2,018.5
Net payments of losses and LAE in respect of losses occurring in:
Current year	889.2	848.6
Prior years	1,043.4	997.3
Total payments	1,932.6	1,845.9
Net reserve for losses and LAE, end of period	4,021.5	3,776.1
Reinsurance recoverable on unpaid losses	1,529.0	1,412.8
Gross reserve for losses and LAE, end of period	$5,550.5	$5,188.9

As a result of continuing trends in the Company’s business, reserves including catastrophes have been re-estimated for all prior accident years and were decreased by $20.3 million and $7.1 million in 2019 and 2018, respectively.

2019

For the nine months ended September 30, 2019, net favorable loss and LAE development was $20.3 million, primarily as a result of favorable catastrophe development due to the sale of subrogation rights on the 2017 and 2018 California wildfires and lower than expected losses related to the 2018 hurricanes. For non-catastrophe loss and LAE development, higher than expected losses in the personal and commercial automobile lines were substantially offset by lower than expected losses in the workers’ compensation line.  Within other commercial lines, lower than expected losses in the marine, miscellaneous property, monoline general liability and professional and management liability lines were partially offset by higher than expected losses in Hanover Programs, primarily in business classes which have since been terminated.

2018

For the nine months ended September 30, 2018, net favorable loss and LAE development was $7.1 million, primarily as a result of favorable catastrophe development related to the 2017 hurricanes and California wildfires. In addition, lower than expected losses in workers’ compensation of $14.2 million and other commercial lines of $14.0 million was partially offset by higher than expected losses in our commercial and personal automobile lines of $22.8 million and, to a lesser extent, in our homeowners line. Within other commercial lines, lower than expected losses in our professional and management liability and monoline general liability lines was partially offset by higher than expected losses in Hanover Programs in business classes which have since been terminated.

14. Commitments and Contingencies

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

Results of operations include the accounts of The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America (“Citizens”), our principal property and casualty companies; and certain other insurance and non-insurance subsidiaries. Our results of operations also include the results of our discontinued operations, consisting primarily of our former Chaucer international business, Chaucer Holdings Limited (“Chaucer”), a United Kingdom (“U.K.”) domiciled specialist insurance underwriting group, which operates through the Society and Corporation of Lloyd’s (“Lloyd’s”), and related international insurance and non-insurance subsidiaries, which collectively constituted our former Chaucer segment. On December 28, 2018, we completed the sale of Chaucer to China Reinsurance (Group) Corporation (“China Re”), and subsequently completed the sales of the Chaucer-related Irish and Australian entities on February 14, 2019 and April 10, 2019, respectively. For all periods presented, operations from Chaucer are presented as discontinued operations. Discontinued operations also includes the results of our accident and health and former life insurance businesses.

Executive Overview

Our business operations consist of three operating segments: Commercial Lines, Personal Lines and Other.

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

Net income was $315.3 million during the nine months ended September 30, 2019, compared to $267.4 million for the nine months ended September 30, 2018, an increase of $47.9 million, primarily due to an increase in the net change in fair value of equity securities and from an increase in operating income. These increases were partially offset by a decrease in income from the former Chaucer segment due to its sale in 2018.

Operating income before interest expense and income taxes (a non-GAAP financial measure; see also “Results of Operations – Consolidated – Non-GAAP Financial Measures”) was $343.1 million for the nine months ended September 30, 2019, compared to $313.4 million for the nine months ended September 30, 2018, an increase of $29.7 million. This increase is primarily due to lower catastrophe losses, earned premium growth and higher net investment income, partially offset by higher non-catastrophe current accident year losses. Pre-tax catastrophe losses were $134.2 million for the nine months ended September 30, 2019, compared to $169.2 million during the same period of 2018. Net development on prior years’ loss and loss adjustment expense (“LAE”) reserves (“prior years’ loss reserves”) was insignificant overall for both the nine months ended September 30, 2019 and 2018.

As discussed further in “Discontinued Chaucer Business” below, on December 28, 2018, we completed the sale of Chaucer’s U.K. entities to China Re. Included in our calculation of the gain on sale for this transaction was our best estimate of contingent proceeds, which were subject to change, based on development of Chaucer’s 2018 catastrophe losses through June 30, 2019. During the first half of 2019, Chaucer experienced unfavorable development on its 2018 catastrophe losses, primarily due to higher than expected losses for Hurricane Michael, Typhoon Jebi, and a Colombian dam construction loss, reducing our initial pre-tax estimate for contingent proceeds by $9.7 million, from $31.7 million to $22.0 million. We received payment of the $22.0 million in final settlement of the contingent proceeds in the third quarter of 2019. Also, we completed the sales of our Chaucer-related Irish entity on February 14, 2019 and our Australian entities on April 10, 2019, for which we received additional consideration of $28 million and $13 million, respectively.

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

These efforts have driven improvement in our overall mix of business and our underwriting profitability. Commercial Lines net premiums written grew by 2.9% in the first nine months of 2019, compared to the same period in 2018, primarily due to growth in our commercial multiple peril, inland marine, professional liability and specialty industrial property lines, partially offset by specific underwriting actions in our Hanover Programs and commercial automobile lines.

Underwriting results improved in the first nine months of 2019, primarily due to lower catastrophe losses and earned premium growth, partially offset by unusually high current accident year large loss activity in our specialty industrial property line and, to a lesser extent, our inland marine line. Our specialty industrial property line provides insurance to small- and medium-sized chemical, paint, solvent and other industrial manufacturing and distribution companies. The competitive nature of the Commercial Lines market requires us to be highly disciplined in our underwriting process to ensure that we write business at acceptable margins, and we continue to seek rate increases across our lines of business.

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

Net premiums written grew by 6.1% in the first nine months of 2019, compared to the same period in 2018, primarily due to higher renewal premium driven by rate increases. Underwriting results declined slightly in the first nine months of 2019, primarily due to higher non-catastrophe current accident year losses, partially offset by earned premium growth and lower expenses. We continue to seek rate increases that meet or exceed underlying loss cost trends, subject to regulatory and competitive considerations.

Description of Operating Segments

Primary business operations include insurance products and services currently provided through three operating segments: Commercial Lines, Personal Lines, and Other. Commercial Lines includes commercial multiple peril, commercial automobile, workers’ compensation, and other commercial coverages, such as inland marine, specialty program business, management and professional liability, surety, and specialty industrial property. Personal Lines includes personal automobile, homeowners, and other personal coverages, such as umbrella. Included in the “Other” segment are Opus Investment Management, Inc., which markets investment management services to institutions, pension funds, and other organizations; earnings on holding company assets; holding company and other expenses, including certain costs associated with retirement benefits due to our former life insurance employees and agents; and a run-off voluntary pools business. We present the separate financial information of each segment consistent with the manner in which our chief operating decision maker evaluates results in deciding how to allocate resources and in assessing performance.

We report interest expense on debt separately from the earnings of our operating segments. This consists of interest on our senior and subordinated debentures.

Results of Operations – Consolidated

Consolidated net income for the three months ended September 30, 2019 was $118.9 million, compared to $100.4 million for the three months ended September 30, 2018, an increase of $18.5 million. Operating income before interest expense and income taxes for the three months ended September 30, 2019 increased $13.5 million, primarily due to lower catastrophe losses and earned premium growth, partially offset by higher non-catastrophe current accident year losses. Additionally, the sale of the Chaucer business increased results by $6.4 million in the quarter due to tax benefits of $3.4 million and an increase in our after-tax contingent proceeds of $3.0 million, over and above our estimate in the second quarter of 2019. Also, there was a $5.7 million increase in income from the operations of Chaucer. (See also the “Discontinued Chaucer Business” section below).

Consolidated net income for the nine months ended September 30, 2019 was $315.3 million, compared to $267.4 million for the nine months ended September 30, 2018, an increase of $47.9 million. The year over year comparison of consolidated net income was primarily affected by an increase in after-tax net realized and unrealized investment gains of $58.6 million, principally related to the changes in fair value of equity securities. Additionally, operating income before interest expense and income taxes for the nine months ended September 30, 2019 increased $29.7 million, primarily due to lower catastrophe losses, earned premium growth and higher net investment income, partially offset by higher non-catastrophe current accident year losses. These increases were partially offset by a $28.9 million decrease in income from our former Chaucer business.

The following table reflects operating income before interest expense and income taxes for each operating segment and a reconciliation to consolidated net income from operating income before interest expense and income taxes (a non-GAAP measure).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Operating income (loss) before interest expense and income taxes:
Commercial Lines	$74.1	$65.1	$227.1	$208.3
Personal Lines	50.2	48.2	108.7	109.7
Other	2.0	(0.5)	7.3	(4.6)
Operating income before interest expense and income taxes	126.3	112.8	343.1	313.4
Interest expense on debt	(9.4)	(11.2)	(28.1)	(33.9)
Operating income before income taxes	116.9	101.6	315.0	279.5
Income tax expense on operating income	(23.9)	(16.7)	(63.6)	(52.3)
Operating income	93.0	84.9	251.4	227.2
Non-operating items:
Net realized and unrealized investment gains	14.8	23.0	75.1	3.8
Effect of new tax regulations on Chaucer gain on sale	4.4	—	(1.2)	—
Other	(1.4)	(1.9)	(1.4)	(1.9)
Income tax benefit (expense) on non-operating items	0.4	(2.0)	(5.1)	7.8
Income from continuing operations, net of taxes	111.2	104.0	318.8	236.9
Discontinued operations (net of taxes):
Sale of Chaucer business	6.4	—	(2.6)	—
Income (loss) from Chaucer business	2.1	(3.6)	1.6	30.5
Loss from discontinued life businesses	(0.8)	—	(2.5)	—
Net income	$118.9	$100.4	$315.3	$267.4

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

The following table summarizes the results of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Operating revenues
Net premiums written	$1,242.9	$1,177.2	$3,478.7	$3,340.1
Net premiums earned	1,124.1	1,071.7	3,330.2	3,172.4
Net investment income	68.8	66.4	208.6	198.0
Other income	7.0	5.5	18.9	17.3
Total operating revenues	1,199.9	1,143.6	3,557.7	3,387.7
Losses and operating expenses
Losses and LAE	705.3	676.4	2,122.6	2,018.5
Amortization of deferred acquisition costs	232.8	224.4	692.8	664.7
Other operating expenses	135.5	130.0	399.2	391.1
Total losses and operating expenses	1,073.6	1,030.8	3,214.6	3,074.3
Operating income before interest expense and income taxes	$126.3	$112.8	$343.1	$313.4

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Operating income before interest expense and income taxes was $126.3 million in the three months ended September 30, 2019, compared to $112.8 million for the three months ended September 30, 2018, an increase of $13.5 million. This increase was primarily due to lower catastrophe losses, earned premium growth, lower expenses and higher net investment income, partially offset by higher current accident year loss activity.

Net premiums written increased by $65.7 million in the three months ended September 30, 2019, compared to the three months ended September 30, 2018, due to growth in both our Commercial and Personal Lines segments.

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

	Three Months Ended September 30, 2019
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$858.2	$746.4	$663.5	3.3	60.5	34.7	95.2
Personal Lines	527.6	496.5	460.6	2.9	65.9	27.4	93.3
Total	$1,385.8	$1,242.9	$1,124.1	3.1	62.7	31.7	94.4

	Three Months Ended September 30, 2018
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$801.6	$709.2	$640.4	5.1	62.0	34.6	96.6
Personal Lines	495.1	468.0	431.3	2.9	64.8	28.0	92.8
Total	$1,296.7	$1,177.2	$1,071.7	4.2	63.1	32.0	95.1

The following table summarizes net premiums written, and loss and LAE and catastrophe loss ratios by line of business for the Commercial Lines and Personal Lines segments. Loss and LAE and catastrophe loss ratios include prior year reserve development.

	Three Months Ended September 30,
	2019			2018
(dollars in millions)	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios
Commercial Lines:
Commercial multiple peril	$265.2	63.7	7.4	$251.8	65.6	10.0
Commercial automobile	92.4	69.2	0.4	92.3	84.4	0.7
Workers’ compensation	82.7	54.9	—	81.7	52.2	—
Other commercial	306.1	56.9	1.9	283.4	54.8	4.0
Total Commercial Lines	$746.4	60.5	3.3	$709.2	62.0	5.1
Personal Lines:
Personal automobile	$308.2	71.9	0.5	$291.4	69.4	0.4
Homeowners	174.3	56.5	7.1	165.0	57.4	7.6
Other personal	14.0	42.0	5.0	11.6	47.0	1.0
Total Personal Lines	$496.5	65.9	2.9	$468.0	64.8	2.9

The following table summarizes GAAP underwriting results for the Commercial Lines, Personal Lines, and Other segments and reconciles them to operating income (loss) before interest expense and income taxes.

	Three Months Ended September 30,
	2019				2018
(in millions)	Commercial Lines	Personal Lines	Other	Total	Commercial Lines	Personal Lines	Other	Total
Underwriting profit (loss), excluding prior year reserve development and catastrophes	$46.8	$47.6	$(0.1)	$94.3	$44.8	$49.7	$(0.7)	$93.8
Prior year favorable (unfavorable) loss and LAE reserve development on non-catastrophe losses	5.6	(5.6)	(0.3)	(0.3)	8.5	(8.5)	(0.3)	(0.3)
Prior year favorable (unfavorable) catastrophe development	(0.7)	0.7	—	—	0.7	—	—	0.7
Current year catastrophe losses	(21.3)	(13.9)	—	(35.2)	(33.2)	(12.4)	—	(45.6)
Underwriting profit (loss)	30.4	28.8	(0.4)	58.8	20.8	28.8	(1.0)	48.6
Net investment income	44.1	19.6	5.1	68.8	45.0	18.2	3.2	66.4
Fees and other income	2.7	3.1	1.2	7.0	2.0	2.9	0.6	5.5
Other operating expenses	(3.1)	(1.3)	(3.9)	(8.3)	(2.7)	(1.7)	(3.3)	(7.7)
Operating income (loss) before interest expense and income taxes	$74.1	$50.2	$2.0	$126.3	$65.1	$48.2	$(0.5)	$112.8

Commercial Lines

Commercial Lines net premiums written were $746.4 million in the three months ended September 30, 2019, compared to $709.2 million in the three months ended September 30, 2018. This $37.2 million increase was primarily driven by pricing increases and strong retention.

Commercial Lines underwriting profit for the three months ended September 30, 2019 was $30.4 million, compared to $20.8 million for the three months ended September 30, 2018, an increase of $9.6 million. Catastrophe-related losses for the three months ended September 30, 2019 were $22.0 million, compared to $32.5 million for the three months ended September 30, 2018, a decrease of $10.5 million. Favorable development on prior years’ loss reserves for the three months ended September 30, 2019 was $5.6 million, compared to $8.5 million for the three months ended September 30, 2018, a decrease of $2.9 million.

Commercial Lines current accident year underwriting profit, excluding catastrophes, was $46.8 million for the three months ended September 30, 2019, compared to $44.8 million for the three months ended September 30, 2018. This $2.0 million increase was primarily due to improved underwriting results in our commercial automobile line and earned premium growth, partially offset by higher current accident year loss activity in our monoline property, marine and Hanover Programs property lines.

We are continuing to manage underwriting performance through increased rates, pricing segmentation, specific underwriting actions and targeted new business growth. Our ability to achieve overall rate increases is affected by the current competitive pricing environment, particularly within the workers’ compensation line, which may hamper our ability to grow in this portion of our business.

Personal Lines

Personal Lines net premiums written were $496.5 million in the three months ended September 30, 2019, compared to $468.0 million in the three months ended September 30, 2018, an increase of $28.5 million. This was primarily due to higher renewal premium driven by rate increases.

Net premiums written in the personal automobile line of business for the three months ended September 30, 2019 were $308.2 million, compared to $291.4 million for the three months ended September 30, 2018, an increase of $16.8 million. This was primarily due to rate increases and an increase in policies in force of 1.9%. Net premiums written in the homeowners line of business for the three months ended September 30, 2019 were $174.3 million, compared to $165.0 million for the three months ended September 30, 2018, an increase of $9.3 million. This is attributable to rate increases and an increase in policies in force of 2.4%.

Personal Lines underwriting profit for both the three months ended September 30, 2019 and 2018 was $28.8 million. Catastrophe losses for the three months ended September 30, 2019 were $13.2 million, compared to $12.4 million for the three months ended September 30, 2018, an increase of $0.8 million. Unfavorable development on prior years’ loss reserves for the three months ended September 30, 2019 was $5.6 million, compared to $8.5 million for the three months ended September 30, 2018, a decrease of $2.9 million.

Personal Lines current accident year underwriting profit, excluding catastrophes, was $47.6 million in the three months ended September 30, 2019, compared to $49.7 million for the three months ended September 30, 2018. This $2.1 million decline was primarily due to higher current accident year property losses in our personal automobile and homeowners lines, partially offset by lower expenses and earned premium growth.

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

Other

Other operating income was $2.0 million for the three months ended September 30, 2019, compared to an operating loss of $0.5 million for the three months ended September 30, 2018, an improvement of $2.5 million, primarily due to higher net investment income which includes the investment of the remaining proceeds from our Chaucer sale transaction.

Nine months Ended September 30, 2019 Compared to Nine months Ended September 30, 2018

Operating income before interest expense and income taxes was $343.1 million in the nine months ended September 30, 2019, compared to $313.4 million for the nine months ended September 30, 2018, an increase of $29.7 million. This increase was primarily due to lower catastrophe losses, earned premium growth, higher net investment income and lower expenses, partially offset by unusually high current accident year large loss activity in our specialty industrial property line, personal automobile, and, to a lesser extent, our homeowners and inland marine lines.

Net premiums written increased by $138.6 million in the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, due to growth in both our Personal and Commercial Lines segments.

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

	Nine Months Ended September 30, 2019
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$2,387.2	$2,068.5	$1,974.7	2.8	60.3	34.7	95.0
Personal Lines	1,496.4	1,410.2	1,355.5	5.8	68.7	27.4	96.1
Total	$3,883.6	$3,478.7	$3,330.2	4.0	63.7	31.7	95.4

	Nine Months Ended September 30, 2018
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$2,278.3	$2,010.7	$1,904.0	5.0	61.0	34.9	95.9
Personal Lines	1,403.8	1,329.4	1,268.4	5.8	67.5	27.9	95.4
Total	$3,682.1	$3,340.1	$3,172.4	5.3	63.6	32.2	95.8

The following table summarizes net premiums written, and loss and LAE and catastrophe loss ratios by line of business for the Commercial Lines and Personal Lines segments. Loss and LAE and catastrophe loss ratios include prior year reserve development.

	Nine Months Ended September 30,
	2019			2018
(dollars in millions)	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios
Commercial Lines:
Commercial multiple peril	$699.5	61.6	6.3	$669.1	64.7	9.4
Commercial automobile	256.1	71.5	0.5	265.9	77.2	1.1
Workers’ compensation	254.7	54.1	—	249.4	55.7	—
Other commercial	858.2	57.5	1.5	826.3	54.5	4.3
Total Commercial Lines	$2,068.5	60.3	2.8	$2,010.7	61.0	5.0
Personal Lines:
Personal automobile	$895.3	71.9	0.5	$847.1	70.2	0.6
Homeowners	477.0	64.7	15.8	451.0	64.0	15.6
Other personal	37.9	43.4	3.5	31.3	45.6	2.4
Total Personal Lines	$1,410.2	68.7	5.8	$1,329.4	67.5	5.8

The following table summarizes GAAP underwriting results for the Commercial Lines, Personal Lines, and Other segments and reconciles them to operating income (loss) before interest expense and income taxes.

	Nine Months Ended September 30,
	2019				2018
(in millions)	Commercial Lines	Personal Lines	Other	Total	Commercial Lines	Personal Lines	Other	Total
Underwriting profit (loss), excluding prior year reserve development and catastrophes	$134.5	$140.6	$(0.1)	$275.0	$151.8	$143.1	$(2.2)	$292.7
Prior year favorable (unfavorable) loss and LAE reserve development on non-catastrophe losses	17.1	(16.4)	(0.9)	(0.2)	18.1	(17.9)	(0.9)	(0.7)
Prior year favorable catastrophe development	18.1	2.4	—	20.5	7.6	0.2	—	7.8
Current year catastrophe losses	(73.5)	(81.2)	—	(154.7)	(102.9)	(74.1)	—	(177.0)
Underwriting profit (loss)	96.2	45.4	(1.0)	140.6	74.6	51.3	(3.1)	122.8
Net investment income	132.8	59.0	16.8	208.6	135.1	54.7	8.2	198.0
Fees and other income	6.7	8.6	3.6	18.9	6.6	8.7	2.0	17.3
Other operating expenses	(8.6)	(4.3)	(12.1)	(25.0)	(8.0)	(5.0)	(11.7)	(24.7)
Operating income (loss) before interest expense and income taxes	$227.1	$108.7	$7.3	$343.1	$208.3	$109.7	$(4.6)	$313.4

Commercial Lines

Commercial Lines net premiums written were $2,068.5 million in the nine months ended September 30, 2019, compared to $2,010.7 million in the nine months ended September 30, 2018. This $57.8 million increase was primarily driven by pricing increases and strong retention.

Commercial Lines underwriting profit for the nine months ended September 30, 2019 was $96.2 million, compared to $74.6 million for the nine months ended September 30, 2018, an increase of $21.6 million. Catastrophe-related losses for the nine months ended September 30, 2019 were $55.4 million, compared to $95.3 million for the nine months ended September 30, 2018, a decrease of $39.9 million. Favorable development on prior years’ loss reserves for the nine months ended September 30, 2019 was $17.1 million, compared to $18.1 million for the nine months ended September 30, 2018, a decrease of $1.0 million.

Commercial Lines current accident year underwriting profit, excluding catastrophes, was $134.5 million for the nine months ended September 30, 2019, compared to $151.8 million for the nine months ended September 30, 2018. This $17.3 million decrease was primarily due to unusually high current accident year large loss activity in our specialty industrial property line and, to a lesser extent, our inland marine line, within other commercial lines, partially offset by earned premium growth and lower expenses.

Personal Lines

Personal Lines net premiums written were $1,410.2 million in the nine months ended September 30, 2019, compared to $1,329.4 million in the nine months ended September 30, 2018, an increase of $80.8 million. This was primarily due to higher renewal premium driven by rate increases.

Net premiums written in the personal automobile line of business for the nine months ended September 30, 2019 were $895.3 million, compared to $847.1 million for the nine months ended September 30, 2018, an increase of $48.2 million. This was primarily due to rate increases and an increase in policies in force of 1.9%. Net premiums written in the homeowners line of business for the nine months ended September 30, 2019 were $477.0 million, compared to $451.0 million for the nine months ended September 30, 2018, an increase of $26.0 million. This is attributable to rate increases and an increase in policies in force of 2.4%.

Personal Lines underwriting profit for the nine months ended September 30, 2019 was $45.4 million, compared to $51.3 million for the nine months ended September 30, 2018, a decline of $5.9 million. Catastrophe losses for the nine months ended September 30, 2019 were $78.8 million, compared to $73.9 million for the nine months ended September 30, 2018, an increase of $4.9 million. Unfavorable development on prior years’ loss reserves for the nine months ended September 30, 2019 was $16.4 million, compared to $17.9 million for the nine months ended September 30, 2018, a decrease of $1.5 million.

Personal Lines current accident year underwriting profit, excluding catastrophes, was $140.6 million in the nine months ended September 30, 2019, compared to $143.1 million for the nine months ended September 30, 2018. This $2.5 million decline was primarily due to higher current accident year losses in our personal automobile and homeowners lines, partially offset by earned premium growth and lower expenses.

Other

Other operating income was $7.3 million for the nine months ended September 30, 2019, compared to an operating loss of $4.6 million for the nine months ended September 30, 2018, an improvement of $11.9 million, primarily due to higher net investment income which includes the investment of the remaining proceeds from our Chaucer sale transaction.

Reserve for Losses and Loss Adjustment Expenses

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses.

	Nine Months Ended
	September 30,
(in millions)	2019	2018
Gross loss and LAE reserves, beginning of period	$5,304.1	$5,058.5
Reinsurance recoverable on unpaid losses	1,472.6	1,455.0
Net loss and LAE reserves, beginning of period	3,831.5	3,603.5
Net incurred losses and LAE in respect of losses occurring in:
Current year	2,142.9	2,025.6
Prior year non-catastrophe loss development	0.2	0.7
Prior year catastrophe development	(20.5)	(7.8)
Total incurred losses and LAE	2,122.6	2,018.5
Net payments of losses and LAE in respect of losses occurring in:
Current year	889.2	848.6
Prior years	1,043.4	997.3
Total payments	1,932.6	1,845.9
Net reserve for losses and LAE, end of period	4,021.5	3,776.1
Reinsurance recoverable on unpaid losses	1,529.0	1,412.8
Gross reserve for losses and LAE, end of period	$5,550.5	$5,188.9

The table below summarizes the gross reserve for losses and LAE by line of business.

	September 30,	December 31,
(in millions)	2019	2018
Commercial multiple peril	$1,146.8	$1,098.7
Workers’ compensation	674.3	649.3
Commercial automobile	420.1	399.6
Other commercial lines:
Hanover Programs	496.1	492.0
Other	989.7	919.0
Total other commercial lines	1,485.8	1,411.0
Total Commercial Lines	3,727.0	3,558.6
Personal automobile	1,586.4	1,532.8
Homeowners and other personal	199.4	174.8
Total Personal	1,785.8	1,707.6
Total Other Segment	37.7	37.9
Total loss and LAE reserves	$5,550.5	$5,304.1

“Other commercial lines – Other” in the table above is primarily comprised of general liability - occurrence, general liability - claims made, commercial umbrella, marine, surety, miscellaneous commercial property, fidelity, healthcare, and specialty industrial property lines. Loss and LAE reserves in our “Total Other Segment” relate to our run-off voluntary assumed reinsurance pools business. Also included in the above table are $55.5 million and $57.6 million of asbestos and environmental reserves as of September 30, 2019 and December 31, 2018, respectively.

The following table summarizes prior year unfavorable (favorable) development for the periods indicated:

	Nine Months Ended September 30,
	2019			2018
(in millions)	Loss & LAE	Catastrophe	Total	Loss & LAE	Catastrophe	Total
Commercial Lines	$(17.1)	$(18.1)	$(35.2)	$(18.1)	$(7.6)	$(25.7)
Personal Lines	16.4	(2.4)	14.0	17.9	(0.2)	17.7
Other Segment	0.9	—	0.9	0.9	—	0.9
Total prior year unfavorable (favorable) development	$0.2	$(20.5)	$(20.3)	$0.7	$(7.8)	$(7.1)

It is not possible to know whether the factors that affected loss reserves in the first nine months of 2019 will also occur in future periods. We encourage you to read our 2018 Annual Report on Form 10-K for more information about our reserving process and the judgments, uncertainties and risks associated therewith.

Catastrophe Loss Development

In the nine months ended September 30, 2019 and 2018, favorable catastrophe development was $20.5 million and $7.8 million, respectively. The favorable catastrophe development during the nine months ended September 30, 2019 is primarily due to the sale of subrogation rights on the 2017 and 2018 California wildfires and lower than expected losses related to the 2018 hurricanes. The favorable catastrophe development during the nine months ended September 30, 2018 was driven by lower than expected losses related to the 2017 hurricanes and California wildfires.

2019 Loss and LAE Development, excluding catastrophes

For the nine months ended September 30, 2019, net unfavorable loss and LAE development, excluding catastrophes, was $0.2 million. Higher than expected losses in the personal automobile line of $13.9 million, primarily in accident years 2016 and 2017, and  the commercial automobile line were substantially offset by lower than expected losses in the workers’ compensation line of $15.7 million, primarily in accident years 2016 through 2018. Within other commercial lines, lower than expected losses in our professional and management liability, marine, miscellaneous property and monoline general liability lines were partially offset by higher than expected losses in Hanover Programs, primarily in business classes which have since been terminated. In addition, Other Segment unfavorable development of $0.9 million was due to adverse loss trends in our run-off voluntary pools business which includes asbestos and environmental reserves.

2018 Loss and LAE Development, excluding catastrophes

For the nine months ended September 30, 2018, net unfavorable loss and LAE development, excluding catastrophes, was $0.7 million.  Higher than expected losses in the commercial automobile line of $13.2 million, driven by higher severity in the 2014, 2016 and 2017 accident years, the personal automobile line of $9.6 million, driven by bodily injury severity in the 2016 accident year, and in our homeowners line of $6.8 million, were substantially offset by lower than expected losses of $14.2 million in workers’ compensation, primarily related to the 2016 and 2017 accident years, and $14.0 million in other commercial lines. Within other commercial lines, lower than expected losses in our professional and management liability and monoline general liability lines, primarily related to the 2014 through 2016 accident years, were partially offset by higher than expected losses in Hanover Programs in business classes which have since been terminated.

Investments

The investments discussion below excludes amounts relating to the operations of Chaucer.

Investment Results

Net investment income before income taxes was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2019	2018	2019	2018
Fixed maturities	$58.1	$55.3	$173.9	$161.3
Limited partnerships	3.8	4.7	13.1	17.8
Mortgage loans	4.1	3.6	12.0	10.3
Equity securities	4.0	4.3	11.6	12.8
Other investments	1.0	1.1	4.2	3.4
Investment expenses	(2.2)	(2.6)	(6.2)	(7.6)
Net investment income	$68.8	$66.4	$208.6	$198.0
Earned yield, fixed maturities	3.55%	3.60%	3.57%	3.61%
Earned yield, total portfolio	3.57%	3.68%	3.62%	3.76%

The increase in net investment income for the three and nine months ended September 30, 2019 was primarily due to the continued investment of operational cash flows and the investment of the remaining proceeds from the sale of Chaucer, partially offset by lower limited partnership income and lower new money yields.

Investment Portfolio

We held cash and investment assets diversified across several asset classes, as follows:

	September 30, 2019		December 31, 2018
(dollars in millions)	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
Fixed maturities, at fair value	$6,946.3	82.7%	$6,161.5	74.1%
Equity securities, at fair value	570.8	6.8	464.4	5.6
Mortgage and other loans	446.7	5.3	405.7	4.9
Other investments	275.8	3.3	255.8	3.1
Cash and cash equivalents	157.6	1.9	1,020.7	12.3
Total cash and investments	$8,397.2	100.0%	$8,308.1	100.0%

Cash and Investments

Total cash and investments increased $89.1 million, or 1.1%, for the nine months ended September 30, 2019, primarily due to operational cash flows of approximately $441 million and market value appreciation of approximately $408 million. These increases were partially offset by $400 million of accelerated share repurchases, a special dividend payment on January 25, 2019 of $193 million, and repayment of the Federal Home Loan Bank (“FHLB”) debt and related prepayment fees of $151 million.

The following table provides information about the investment types of our fixed maturities portfolio:

	September 30, 2019
(in millions) Investment Type	Amortized Cost	Fair Value	Net Unrealized Gains	Change in Net Unrealized For the Year
U.S. Treasury and government agencies	$350.2	$361.8	$11.6	$16.4
Foreign government	5.0	5.1	0.1	—
Municipals:
Taxable	799.6	832.6	33.0	25.6
Tax-exempt	48.7	49.7	1.0	1.6
Corporate	3,758.4	3,912.2	153.8	219.7
Asset-backed:
Residential mortgage-backed	959.8	979.2	19.4	31.4
Commercial mortgage-backed	685.2	718.6	33.4	41.5
Asset-backed	85.6	87.1	1.5	2.0
Total fixed maturities	$6,692.5	$6,946.3	$253.8	$338.2

The increase in net unrealized gains on fixed maturities was primarily due to lower prevailing interest rates and tighter credit spreads.

Amortized cost and fair value by rating category were as follows:

		September 30, 2019			December 31, 2018
(dollars in millions) NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost	Fair Value	% of Total Fair Value	Amortized Cost	Fair Value	% of Total Fair Value
1	Aaa/Aa/A	$4,549.8	$4,722.4	68.0%	$4,297.7	$4,258.8	69.1%
2	Baa	1,852.0	1,923.6	27.7	1,636.7	1,601.0	26.0
3	Ba	164.1	169.7	2.5	176.4	173.2	2.8
4	B	122.7	126.2	1.8	120.0	113.8	1.9
5	Caa and lower	2.2	2.4	—	14.8	14.3	0.2
6	In or near default	1.7	2.0	—	0.3	0.4	—
Total fixed maturities		$6,692.5	$6,946.3	100.0%	$6,245.9	$6,161.5	100.0%

Based on ratings by the National Association of Insurance Commissioners (“NAIC”), approximately 96% and 95% of the fixed maturity portfolio consisted of investment grade securities at September 30, 2019 and December 31, 2018, respectively. The quality of our fixed maturity portfolio remains strong based on ratings, capital structure position, support through guarantees, underlying security, issuer diversification and yield curve position.

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

The duration of our fixed maturity portfolio was as follows:

	September 30, 2019			December 31, 2018
(dollars in millions) Duration	Amortized Cost	Fair Value	% of Total Fair Value	Amortized Cost	Fair Value	% of Total Fair Value
0-2 years	$1,434.8	$1,459.4	21.0%	$1,092.3	$1,101.5	17.9%
2-4 years	1,945.8	2,006.6	28.9	1,427.3	1,420.4	23.0
4-6 years	1,643.1	1,718.7	24.7	1,831.2	1,801.4	29.2
6-8 years	1,263.5	1,337.6	19.3	1,768.6	1,710.3	27.8
8-10 years	306.6	316.9	4.6	57.5	59.7	1.0
10+ years	98.7	107.1	1.5	69.0	68.2	1.1
Total fixed maturities	$6,692.5	$6,946.3	100.0%	$6,245.9	$6,161.5	100.0%
Weighted average duration		4.2			4.5

Our fixed maturity and equity securities are carried at fair value. Financial instruments whose value was determined using significant management judgment or estimation constituted less than 1% of the total assets we measured at fair value. See also Note 7 – “Fair Value” in the Notes to Interim Consolidated Financial Statements.

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

Other-than-Temporary Impairments

For the three and nine months ended September 30, 2019, we recognized $0.8 million and $1.2 million, respectively, of other-than-temporary impairments (“OTTI”) on corporate fixed maturity securities. For the three months ended September 30, 2018, we recognized in earnings $0.4 million of OTTI on corporate fixed maturity securities.  For the nine months ended September 30, 2018, we recognized in earnings $2.8 million of OTTI on corporate fixed maturity securities and other invested assets.

The carrying values of fixed maturity securities on non-accrual status at September 30, 2019 and December 31, 2018 were not material. The effects of non-accruals for the nine months ended September 30, 2019 and 2018, compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities, were also not material. Any defaults in the fixed maturities portfolio in future periods may negatively affect investment income.

Unrealized Losses

Gross unrealized losses on fixed maturities at September 30, 2019 were $7.0 million, a decrease of $127.2 million compared to December 31, 2018, primarily attributable to lower prevailing interest rates and tighter credit spreads. At September 30, 2019, gross unrealized losses consisted primarily of $5.3 million on corporate fixed maturities and $0.9 million on residential mortgage-backed securities.  See Note 6 – “Investments” in the Notes to Interim Consolidated Financial Statements.

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

The following table sets forth gross unrealized losses for fixed maturities by maturity period at September 30, 2019 and December 31, 2018.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers.

	September 30,	December 31,
(in millions)	2019	2018
Due in one year or less	$—	$0.3
Due after one year through five years	1.7	20.2
Due after five years through ten years	3.4	80.2
Due after ten years	1.0	8.3
	6.1	109.0
Mortgage-backed and asset-backed securities	0.9	25.2
Total fixed maturities	$7.0	$134.2

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

Monetary policies in developed economies have become more accommodative recently amid signs of limited inflationary pressures and slowing global economic activity. Major central banks continue to closely monitor geo-political developments, conditions in global financial markets and the outlook for growth, and continue to demonstrate an ability and willingness to adjust monetary policy as required to provide liquidity, support growth and achieve inflation targets. In the United States, the Federal Reserve (the “Fed”) reduced its federal funds target range by 50 bps to 1.75% to 2.00% during the third quarter of 2019.  Recent economic activity has slowed, although growth continues at a moderate rate, and the Fed continues to expect growth to remain solid, labor markets to stay strong, and inflation to move back up over time to its 2% objective as the most likely outcomes. The Fed has communicated that in light of increased economic uncertainties and muted inflation pressures, it will continue to closely monitor the implications of incoming information and act appropriately to sustain the expansion. The Fed has noted that weakness in the global economy will continue to affect the U.S. economy.  Two potentially significant developments being watched carefully are the trade/tariff negotiations between the United States and its various trade partners and the negotiations within the United Kingdom (“U.K.”) and between the U.K. and the European Union regarding Brexit. Should trade negotiations lead to a shift or break-down in global trade patterns or further weakening in foreign economic activity, there could be negative implications for certain issuers, sectors, or the economy at large.

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

Other Items

Net income also included the following items:

	Three Months Ended September 30,
(in millions)	Commercial Lines	Personal Lines	Other	Discontinued Operations	Total
2019
Net realized and unrealized investment gains	$10.1	$4.5	$0.2	$—	$14.8
Discontinued operations - Chaucer business, including sale, net of taxes	—	—	—	8.5	8.5
Discontinued life businesses	—	—	—	(0.8)	(0.8)

2018
Net realized and unrealized investment gains (losses)	$16.5	$6.6	$(0.1)	$—	$23.0
Other non-operating items	—	—	(1.9)	—	(1.9)
Discontinued operations - Chaucer business	—	—	—	(3.6)	(3.6)

	Nine Months Ended September 30,
(in millions)	Commercial Lines	Personal Lines	Other	Discontinued Operations	Total
2019
Net realized and unrealized investment gains (losses)	$52.3	$23.3	$(0.5)	$—	$75.1
Discontinued operations - Chaucer business, including sale, net of taxes	—	—	—	(1.0)	(1.0)
Discontinued life businesses	—	—	—	(2.5)	(2.5)

2018
Net realized and unrealized investment gains (losses)	$3.5	$1.8	$(1.5)	$—	$3.8
Other non-operating items	—	—	(1.9)	—	(1.9)
Discontinued operations - Chaucer business	—	—	—	30.5	30.5

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

Net realized and unrealized investment gains on investments were $14.8 million and $23.0 million for the three months ended September 30, 2019 and 2018, respectively. Net realized and unrealized gains in both 2019 and 2018 were primarily due to changes in the fair value of equity securities.

Net realized and unrealized investment gains on investments were $75.1 million and $3.8 million for the nine months ended September 30, 2019 and 2018, respectively. Net realized and unrealized gains in both 2019 and 2018 were primarily due to changes in the fair value of equity securities.

Discontinued operations primarily include our former Chaucer business and, to a lesser extent, our discontinued life businesses. For the three months ended September 30, 2019, results related to our discontinued Chaucer business, including the sale, net of taxes, primarily reflects income tax benefits of $5.4 million related to prior years, including a $2.0 million decrease in our uncertain tax positions, and a $3.0 million increase to after-tax contingent proceeds based on Chaucer’s 2018 catastrophe losses. For the three months ended September 30, 2018, discontinued operations incurred a loss of $3.6 million related to our former Chaucer segment. For the nine months ended September 30, 2019, we recognized a $7.7 million reduction in after-tax contingent proceeds based on Chaucer’s 2018 catastrophe losses. This was partially offset by gains from the sales of the Chaucer-related Irish and Australian entities as well as the aforementioned income tax benefits. In the nine months ended September 30, 2018, discontinued operations generated income of $30.5 million related to our former Chaucer segment. Losses of $0.8 million and $2.5 million in the three and nine months ended September 30, 2019, respectively, in our discontinued life businesses, reflect adverse loss trends related to the long-term care pool.

See also “Discontinued Chaucer Business” below and Note 3 – “Discontinued Operations - Chaucer Business” in the Notes to Interim Consolidated Financial Statements.

Discontinued Chaucer Business

Sale of Chaucer Business

On December 28, 2018, we completed the sale of the U.K. entities of our former subsidiary, Chaucer, to China Re. On February 14, 2019, we completed the sale of our Chaucer-related Irish entity and on April 10, 2019, we finalized the sale of the Australian entities, completing the transfer of all Chaucer-related companies. Collectively, these entities constituted the Chaucer business in 2018 and prior, whereas just the Irish and Australian Chaucer-related entities comprised the Chaucer business reported in our results in 2019, until their respective sales to China Re.  In December 2018, we recognized a pre-tax gain on the sale of Chaucer to China Re of $174.4 million and an income tax expense of $42.5 million.  As discussed below, both the pre-tax gain and income tax expense were updated in 2019, including in the third quarter.

Included in the previously recorded $174.4 million gain was $31.7 million of contingent proceeds, which were subject to change, based on development of Chaucer’s 2018 catastrophe losses. During the first half of 2019, Chaucer experienced unfavorable development on its 2018 catastrophe losses, primarily due to higher than expected losses for Hurricane Michael, Typhoon Jebi, and a Colombian dam construction loss. Accordingly, we updated and reduced our best estimate of pre-tax contingent proceeds by $13.5 million during the second quarter of 2019. In the third quarter of 2019 we received payment of $22.0 million in final settlement of the contingent proceeds, an increase of $3.8 million from the estimate in the second quarter.

In addition, we recognized an income tax charge of $1.2 million in 2019 related to new tax regulations that were issued on June 14, 2019 by the U.S. Department of the Treasury, with an effective date retroactive to January 1, 2018.  These new regulations retroactively changed the taxation of certain non-U.S. income.  Although the impact of these regulations relates to the calculation of the income tax expense related to the sale of Chaucer, unlike the $42.5 million of income tax expense, noted above, that was reflected in discontinued operations, ASC 740, Income Taxes, prescribes that the effect of certain retroactive tax law changes be presented in continuing operations. Accordingly, we have presented this charge as a separate component of our non-operating items from continuing operations. (See also “Income Taxes” below). Additionally, in the third quarter of 2019, we recognized $3.4 million of tax benefits related to prior years.

During 2019, the sale of the Irish entity provided total proceeds of $28 million and resulted in a pre-tax gain of $0.4 million, with a related income tax benefit of $0.5 million. The sale of the Australian entities for total proceeds of $13 million resulted in a pre-tax gain of $1.2 million and a related income tax expense of $0.1 million.

Income from Discontinued Chaucer Business

Nine months ended September 30, 2019

Revenues from the portion of the Chaucer business remaining after the sale of the U.K. entities in 2018 was $6.2 million during the nine months ended September 30, 2019 and operating losses in this business totaled $0.4 million during the same period. Income from the Chaucer business in the nine months ended September 30, 2019 also included a $2.0 million benefit related to a decrease in uncertain tax positions due to the expiration of the statute of limitations.

Three and nine months ended September 30, 2018

The following table summarizes the results of operations for the former Chaucer business for the three and nine months ended September 30, 2018:

	Three Months Ended	Nine Months Ended
(in millions)	September 30, 2018 (1)
Revenues
Net premiums earned	$212.4	$648.2
Net investment income	12.8	41.7
Other income	1.9	5.4
	227.1	695.3
Losses and operating expenses
Losses and LAE	136.8	364.3
Amortization of deferred acquisition costs	60.1	196.7
Other expenses	26.4	85.7
	223.3	646.7
Income from Chaucer business before income taxes and other items (previously presented as Chaucer's operating income)	3.8	48.6
Other items:
Interest expense	(1.5)	(2.8)
Net realized and unrealized investment gains (losses)	0.1	(0.4)
Other expenses (2)	(7.1)	(8.3)
Income (loss) from Chaucer business before income taxes	$(4.7)	$37.1
Loss and LAE ratio:
Current accident year, excluding catastrophe losses	55.1%	54.5%
Prior accident year favorable reserve development, excluding catastrophe losses	(5.0)%	(4.6)%
Current accident year catastrophe losses	16.2%	8.2%
Prior accident year favorable catastrophe loss development	(1.8)%	(1.9)%
Total loss and LAE ratio	64.5%	56.2%
Expense ratio	40.0%	42.9%
Combined ratio	104.5%	99.1%

(1)	2019 information is omitted as it is not material.
(2)	Other expenses primarily reflects those costs associated with the then pending sale of Chaucer.

Chaucer’s loss before income taxes for the three months ended September 30, 2018 was $4.7 million. Chaucer’s income before income taxes for the nine months ended September 30, 2018 was $37.1 million. This included favorable development on prior years’ loss reserves of $10.7 million and $29.9 million for the three and nine months ended September 30, 2018, respectively. In addition, catastrophe losses were $30.6 million and $41.1 million for the three and nine months ended September 30, 2018, respectively. Net favorable loss and LAE development for the nine months ended September 30, 2018 was primarily due to lower than expected losses in Chaucer’s marine, aviation, political, and energy lines, partially offset by higher than expected losses in the casualty lines.

Income Taxes

We are subject to the tax laws and regulations of the U.S. and foreign countries in which we operate. We file a consolidated U.S. federal income tax return that includes our holding company and its U.S. subsidiaries. Generally, taxes are accrued at the U.S. statutory tax rate of 21% for income from U.S. operations. Our primary non-U.S. jurisdiction was the U.K. until the sale of our former U.K. subsidiaries, completed December 28, 2018. The U.K. statutory tax rate ranged between 20% and 19% during the period 2017 through 2018.  We accrue taxes on certain non-U.S. income that is subject to U.S. tax at the enacted U.S. tax rate. Foreign tax credits, where available, are utilized to offset U.S. tax as permitted.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

The provision for income taxes from continuing operations was an expense of $19.1 million and $18.7 million for the three months ended September 30, 2019 and 2018, respectively. These provisions resulted in consolidated effective federal tax rates of 14.7% and 15.2% for the three months ended September 30, 2019 and 2018, respectively. These provisions reflect benefits related to tax planning strategies implemented in prior years of $3.2 million and $2.4 million for the three months ended September 30, 2019 and 2018, respectively. In addition, these provisions also included excess tax benefits related to stock-based compensation of $0.5 million and $0.3 million for the three months ended September 30, 2019 and 2018, respectively. The provision for the three months ended September 30, 2019 also included a tax benefit of $4.4 million, which relates to the aforementioned changes in the tax law related to the 2018 sale of Chaucer. Finally, the provision for 2018 also included a tax benefit related to prior years of $4.3 million, primarily due to a $40.0 million contribution to our U.S. pension plan, in September 2018, for the 2017 plan year. Absent these items, the provision for income taxes would have been an expense of $27.2 million and $25.7 million for the three months ended September 30, 2019 and 2018, respectively, or 20.9% for both periods.

The income tax provision on operating income was an expense of $23.9 million and $16.7 million for the three months ended September 30, 2019 and 2018, respectively. These provisions resulted in effective tax rates for operating income of 20.4% and 16.4% for the three months ended September 30, 2019 and 2018, respectively. These provisions included excess tax benefits related to stock-based compensation of $0.5 million and $0.3 million for the three months ended September 30, 2019 and 2018, respectively. The provision for 2018 also included a tax benefit related to prior years of $4.3 million, primarily due to our aforementioned pension contribution. Absent these items, the provision for income taxes would have been an expense of $24.4 million, or 20.9%, and $21.3 million, or 21.0%, for the three months ended September 30, 2019 and 2018, respectively.

Nine months Ended September 30, 2019 Compared to Nine months Ended September 30, 2018

The provision for income taxes from continuing operations was an expense of $69.9 million and $44.5 million for the nine months ended September 30, 2019 and 2018, respectively. These provisions resulted in consolidated effective federal tax rates of 18.0% and 15.8% for the nine months ended September 30, 2019 and 2018, respectively. These provisions reflect benefits related to tax planning strategies implemented in prior years of $10.4 million and $8.2 million for the nine months ended September 30, 2019 and 2018, respectively. In addition, these provisions also included excess tax benefits related to stock-based compensation of $2.6 million and $2.1 million for the nine months ended September 30, 2019 and 2018, respectively. The provision for 2019 includes a charge of $1.2 million, which relates to the aforementioned changes in the tax law related to the 2018 sale of Chaucer. Finally, the provision for 2018 also included the aforementioned tax benefit related to prior years of $4.3 million. Absent these items, the provision for income taxes would have been an expense of $81.7 million and $59.1 million for the nine months ended September 30, 2019 and 2018, respectively, or 21.0% for both periods.

The income tax provision on operating income was an expense of $63.6 million and $52.3 million for the nine months ended September 30, 2019 and 2018, respectively. These provisions resulted in effective tax rates for operating income of 20.2% and 18.7% for the nine months ended September 30, 2019 and 2018, respectively. These provisions included excess tax benefits related to stock-based compensation of $2.6 million and $2.1 million for the nine months ended September 30, 2019 and 2018, respectively. In addition, the 2018 provision included the aforementioned tax benefit related to prior years of $4.3 million. Absent these items, the provision for income taxes would have been an expense of $66.2 million and $58.7 million for the nine months ended September 30, 2019 and 2018, respectively, or 21.0% for both periods.

During the first nine months of 2019, we recorded a decrease in our uncertain tax positions of $2.0 million due to the expiration of a statute of limitations.  The release of uncertain tax position was recorded as a benefit in Chaucer discontinued business.

The income tax provision on our former Chaucer business was a benefit of $1.1 million for the three months ended September 30, 2018. This provision resulted in an effective tax rate of 23.4% for the three months ended September 30, 2018. The income tax provision on our former Chaucer business was an expense of $6.6 million for the nine months ended September 30, 2018. This provision resulted in an effective tax rate of 17.8% for the nine months ended September 30, 2018.

Critical Accounting Estimates

Interim consolidated financial statements have been prepared in conformity with U.S. GAAP and include certain accounting policies that we consider to be critical due to the amount of judgment and uncertainty inherent in the application of those policies. While we believe that the amounts included in our consolidated financial statements reflect our best judgment, the use of different assumptions could produce materially different accounting estimates. As disclosed in our 2018 Annual Report on Form 10-K, we believe the following accounting estimates are critical to our operations and require the most subjective and complex judgment:

•	Reserve for losses and loss expenses
•	Reinsurance recoverable balances
•	Pension benefit obligations
•	Other-than-temporary impairments on fixed maturity securities
•	Deferred taxes

For a more detailed discussion of these critical accounting estimates, see our 2018 Annual Report on Form 10-K.

Statutory Surplus of U.S. Insurance Subsidiaries

The following table reflects statutory surplus for our insurance subsidiaries:

	September 30,	December 31,
(in millions)	2019	2018
Total Statutory Capital and Surplus	$2,347.8	$2,172.5

The statutory capital and surplus for our insurance subsidiaries increased $175.3 million during the first nine months of 2019. This increase was primarily due to underwriting profits, and to a lesser extent, unrealized gains in 2019, primarily due to changes in the fair value of equity securities. These increases were partially offset by a $140 million dividend paid by Hanover Insurance to THG in the second quarter of 2019, and to a lesser extent, changes in deferred taxes.

The NAIC prescribes an annual calculation regarding risk based capital (“RBC”). RBC ratios for regulatory purposes are expressed as a percentage of the capital required to be above the Authorized Control Level (the “Regulatory Scale”); however, in the insurance industry, RBC ratios are widely expressed as a percentage of the Company Action Level. The following table reflects the Company Action Level, the Authorized Control Level and RBC ratios for Hanover Insurance (which includes Citizens and other insurance subsidiaries), as of September 30, 2019, expressed both on the Industry Scale (Total Adjusted Capital divided by the Company Action Level) and Regulatory Scale (Total Adjusted Capital divided by Authorized Control Level):

(dollars in millions)	Company Action Level	Authorized Control Level	RBC Ratio Industry Scale	RBC Ratio Regulatory Scale
The Hanover Insurance Company	$1,048.1	$524.0	223%	446%

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

Net cash provided by operating activities was $423.9 million during the first nine months of 2019, as compared to $466.4 million during the first nine months of 2018. During 2019, the $42.5 million decrease in cash provided was primarily the result of higher loss payments, partially offset by an increase in premiums collected.

Net cash used in investing activities was $505.2 million during the first nine months of 2019, as compared to $465.5 million during the first nine months of 2018. During 2019, cash used in investing activities primarily related to net purchases of fixed maturities and to a lesser extent, equity securities and other investments, partially offset by net proceeds received from the sales of the Chaucer-related Irish and Australian entities. During 2018, cash used in investing activities primarily related to net purchases of fixed maturities, equity securities and other investments.

Net cash used in financing activities was $785.1 million during the first nine months of 2019, as compared to $123.5 million during the first nine months of 2018. During 2019, cash used in financing activities primarily resulted from repurchases of common stock through two accelerated share repurchase (“ASR”) agreements, the payments of a special dividend and three quarterly dividends to shareholders, and the repayment of the FHLB advances. (See further discussion below for additional information regarding the special dividend, the ASR agreements and the repayment of the FHLB advances).  During 2018, cash used in financing activities primarily resulted from the payment of dividends to shareholders and repurchases of common stock, partially offset by cash inflows related to option exercises.

Dividends to common shareholders are subject to quarterly board approval and declaration. During the first nine months of 2019, our Board declared and paid three quarterly dividends, each for $0.60 per share, to our shareholders totaling approximately $73 million. In January 2019, we also paid a special dividend of $4.75 per share associated with the Chaucer sale that was declared on December 30, 2018 totaling $192.6 million. We believe that our holding company assets are sufficient to provide for future shareholder dividends should the Board of Directors declare them.

At September 30, 2019, THG, as a holding company, held approximately $576.3 million of fixed maturities and cash. We believe our holding company assets will be sufficient to meet our current year obligations, which we expect to consist primarily of quarterly dividends to our shareholders (as and to the extent declared), interest on our senior and subordinated debentures, certain costs associated with benefits due to our former life employees and agents, and, to the extent required, payments related to indemnification of liabilities associated with the sale of various subsidiaries. As discussed below, we have, and opportunistically may continue to, repurchase our common stock and debt. We do not expect that it will be necessary to dividend additional funds from our insurance subsidiaries in order to fund 2019 holding company obligations; however, we may decide to do so.

We expect to continue to generate sufficient positive operating cash to meet all short-term and long-term cash requirements relating to current operations, including the funding of our qualified defined benefit pension plan. In September 2019, we contributed $10 million to our qualified defined benefit pension plan. We believe that this plan is essentially fully funded. The ultimate payment amounts for our benefit plan is based on several assumptions, including but not limited to, the rate of return on plan assets, the discount rate for benefit obligations, mortality experience, interest crediting rates, inflation and the ultimate valuation and determination of benefit obligations. Since differences between actual plan experience and our assumptions are almost certain, changes, both positive and negative, to our current funding status and ultimately our obligations in future periods are likely.

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

On December 30, 2018, the Board of Directors authorized a new share repurchase program which provides for aggregate repurchases of our common stock of up to $600 million. Under the repurchase authorization, we may repurchase, from time to time, common shares in amounts, at prices and at such times as we deem appropriate, subject to market conditions and other considerations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. On January 2, 2019, pursuant to the terms of an ASR agreement (the “December ASR”), we paid $250.0 million to J.P. Morgan Chase Bank, National Association London Branch and received an initial delivery of approximately 1.8 million shares of our common stock, which was approximately 80% of the total number of shares expected to be repurchased under this agreement. In accordance with its terms, the December ASR terminated on June 27, 2019. On June 28, 2019 we received approximately 0.3 million shares of our common stock as final settlement of shares repurchased under such agreement. In total, we purchased 2.1 million shares at an average price of $120.83, as a result of the December ASR. Also on June 28, 2019, pursuant to the terms of a second ASR agreement (the “June ASR”), we paid $150.0 million to The Bank of Nova Scotia and received an initial delivery of approximately 0.9 million shares of our common stock, which was approximately 80% of the total number of shares expected to be repurchased under this agreement. In accordance with its terms, the June ASR terminated on October 28, 2019. On October 30, 2019 we received approximately 0.2 million shares of our common stock as final settlement of shares repurchased under such agreement. In total, we purchased approximately 1.1 million shares at an average price per share of $130.08, as a result of the June ASR. As of October 30, 2019, we have repurchased approximately 3.2 million shares under our repurchase program and have approximately $200 million available for additional repurchases under this program.

From time to time, we may repurchase our debt on an opportunistic basis. On January 2, 2019, we repaid $125 million of our FHLB advances that were due 2029 and had an interest rate of 5.5%, along with related prepayment fees of $26 million which were recognized as a non-operating charge in 2018. We maintained our membership in FHLB which provides us with access to additional liquidity based on our stock holdings and pledged collateral. At September 30, 2019 we had borrowing capacity of $75.2 million. There were $14.5 million of outstanding borrowings under this short-term facility at September 30, 2019 which is included in debt on our consolidated balance sheet. We may continue to borrow, from time to time, through this facility to provide short-term liquidity.

On April 30, 2019, we entered into a new credit agreement that provides for a five-year unsecured revolving credit facility not to exceed $200.0 million at any one time outstanding, with the option to increase the facility up to $300.0 million (assuming no default and satisfaction of other specified conditions, including the receipt of additional lender commitments). The agreement also includes an uncommitted subfacility of $50.0 million for standby letters of credit.  Borrowings, if any, under this new agreement are unsecured and incur interest at a rate per annum equal to, at our election, either (i) the greater of, (a) the prime commercial lending rate of the administrative agent, (b) the NYFRB Rate plus half a percent, or (c) the one month Adjusted LIBOR plus one percent and a margin that ranges from 0.25% to 0.625% depending on our debt rating, or (ii) Adjusted LIBOR for the applicable interest period, plus a margin that ranges from 1.25% to 1.625% depending on our debt rating. The agreement also contains certain financial covenants such as maintenance of specified levels of consolidated equity and leverage ratios, and requires that certain of our subsidiaries maintain minimum RBC ratios.  Concurrent with our entry into this agreement, we voluntarily terminated our then existing $200.0 million credit agreement, dated November 12, 2013.  We currently have no borrowings under the new agreement and have had no borrowings under this agreement or the previous agreement during the first nine months of 2019.

At September 30, 2019, we were in compliance with the covenants of our debt and credit agreements.

Off-Balance Sheet Arrangements

We currently do not have any material off-balance sheet arrangements that are reasonably likely to have an effect on our financial position, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contingencies and Regulatory Matters

Information regarding litigation, legal contingencies and regulatory matters appears in Part I – Note 14 “Commitments and Contingencies” in the Notes to Interim Consolidated Financial Statements.

Risks and Forward-Looking Statements

Information regarding risk factors and forward-looking information appears in Part II – Item 1A of this Quarterly Report on Form 10-Q and in Part I – Item 1A of our 2018 Annual Report on Form 10-K. This Management’s Discussion and Analysis should be read and interpreted in light of such factors.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Our market risks, the ways we manage them, and sensitivity to changes in interest rates, and equity price risk are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2018,  included in our Annual Report on Form 10-K for the year ended December 31, 2018.  There have been no material changes in the first nine months of 2019 to these risks or our management of them.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as required by Rule 13a-15(d) of the Exchange Act, to determine whether any changes occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there were no such changes during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In May 2019, the state of Michigan enacted legislation that will significantly change the current no-fault and personal injury protection (“PIP”) system. The new legislation will eliminate, effective July 2, 2020, the current requirement that all insureds purchase unlimited PIP coverage, substituting instead tiered limits ranging from zero (for those with certain government-sponsored benefits) to unlimited benefits. The minimum amounts of bodily injury liability coverage drivers are required to purchase will also increase, and we anticipate an increase in tort liability and related litigation from these changes.

As part of these changes, various cost controls, including fee schedules referenced to a multiple of Medicare reimbursement rates, will be imposed, along with mandated premium rate reductions and an eight-year premium rate freeze for the PIP component of automobile policies. PIP premium represents approximately 28% of our Michigan personal automobile premiums, excluding the MCCA assessment. The mandated premium rate reductions and premium rate freeze will be effective July 2, 2020 and the Medicare-based fee schedules are to become effective July 2, 2021. It is not clear at this time whether projected savings from the various cost control measures are commensurate with the required PIP reductions and controls.

In a case filed on October 3, 2019, entitled Ellen M. Andary, Philip Krueger and Moriah, Inc., d/b/a Eisenhower Center v. USAA Casualty Insurance Company and Citizens Insurance Company of America [a subsidiary of the  Company], (Circuit Court for the County of Ingham, Michigan, Case No. 19-738-CZ), two claimants currently receiving PIP benefits under policies issued prior to enactment of the new legislation in May 2019, and a health care provider, have challenged provisions of the new legislation which impose fee schedules and other cost controls.  Plaintiffs do not seek a damage award, but seek a declaration that the cost controls and fee schedules are violative of and unenforceable under, several sections of the Michigan Constitution, including provisions prohibiting impairment of contracts, and providing for equal protection under the law and due process.  The outcome of such litigation and the impact if the plaintiffs prevail is uncertain.  However, it is expected that the ultimate result would apply to all insurers who write commercial and personal automobile insurance in Michigan.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Shares purchased in the third quarter of 2019 are as follows:

			Total Number of	Approximate Dollar Value of
			Shares Purchased as	Shares That May Yet
			Part of Publicly	be Purchased Under the
	Total Number of	Average Price	Announced Plans or	Plans or Programs
Period	Shares Purchased(1)	Paid per Share	Programs	(in millions)
July 1 - 31, 2019	271	$129.86	—	$200
August 1 - 31, 2019	4,094	130.99	—	200
September 1 - 30, 2019	—	—	—	200
Total	4,365	$130.92	—	$200

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

EX – 101

The following materials from The Hanover Insurance Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Consolidated Statements of Income for the three and nine months ended September 30, 2019 and 2018; (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018; (iii) Consolidated Balance Sheets at September 30, 2019 and December 31, 2018; (iv) Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2019 and 2018; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018, and (vi) related notes to these financial statements.

EX – 104	The cover page from The Hanover Insurance Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (embedded within EX – 101).

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hanover Insurance Group, Inc.
Registrant

October 31, 2019	/s/ John C. Roche
Date	John C. Roche
President, Chief Executive Officer and Director

October 31, 2019	/s/ Jeffrey M. Farber
Date	Jeffrey M. Farber
Executive Vice President and Chief Financial Officer