Form 10-K
period 2019-12-31
HANOVER INSURANCE GROUP, INC.
filed 2020-02-24
CIK 944695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Based on the closing sales price of June 28, 2019, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $5,042,516,908.

The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 38,446,006 shares as of February 19, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of The Hanover Insurance Group, Inc.’s Proxy Statement to be filed pursuant to Regulation 14A relating to the 2020 Annual Meeting of Shareholders to be held May 12, 2020 are incorporated by reference in Part III.

THE HANOVER INSURANCE GROUP, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

PART I

ITEM 1 — BUSINESS

ORGANIZATION

The Hanover Insurance Group, Inc. (“THG”) is a holding company organized as a Delaware corporation in 1995. We trace our roots to as early as 1852, when the Hanover Fire Insurance Company was founded. Our primary business operations are property and casualty insurance products and services. We market our products and services through independent agents and brokers in the United States (“U.S.”). Our consolidated financial statements include the accounts of THG; The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America (“Citizens”), which are our principal property and casualty subsidiaries; and other insurance and non-insurance subsidiaries. Our results of operations also include the results of our discontinued operations, consisting primarily of our former accident and health and life insurance businesses, as well as our former Chaucer international business. As discussed further in “Discontinued Operations” below, on December 28, 2018, we completed the sale of Chaucer Holdings Limited (“Chaucer”), our United Kingdom (“U.K.”) domiciled Lloyd’s international specialty business, to China Reinsurance (Group) Corporation (“China Re”). The sales of our Chaucer-related Irish and Australian entities were subsequently completed on February 14, 2019 and April 10, 2019, respectively.

INFORMATION ABOUT OPERATING SEGMENTS

We conduct our business operations through three operating segments. These segments are Commercial Lines, Personal Lines, and Other. We report interest expense related to our corporate debt separately from the earnings of our operating segments.

Information with respect to each of our segments is included in “Results of Operations - Segments” in Management’s Discussion and Analysis of Financial Condition and in Note 13 – “Segment Information” in the Notes to Consolidated Financial Statements.

The following is a discussion of our operating segments.

GENERAL

In our Commercial Lines and Personal Lines segments, we underwrite commercial and personal property and casualty insurance through Hanover Insurance, Citizens and other THG subsidiaries, through an independent agent and broker network concentrated in the Northeast, Midwest and Southeast U.S. We also continue to actively grow our Commercial Lines’ presence in the Western region of the U.S., particularly in California, which is our largest state for Commercial Lines as measured by net premiums written. Included in our Other segment are Opus Investment Management, Inc. (“Opus”), a wholly owned subsidiary of THG, which provides investment management services to our insurance and non-insurance companies, as well as to unaffiliated institutions, pension funds and other organizations; earnings on holding company assets; holding company and other expenses, including certain costs associated with retirement benefits due to former life insurance employees and agents; and a run-off voluntary pools business.

Our business strategy focuses on providing our agents and customers with competitive insurance products delivered with clear and consistent underwriting and pricing expectations, while prudently growing and diversifying our product and geographical business mix. We conduct our business with an emphasis on disciplined underwriting, pricing, quality claim handling and customer service. In 2019, we wrote approximately $4.6 billion in net premiums. Agency relationships and active agency management are core to our strategy.

RISKS

The industry’s and our profitability are significantly affected by numerous factors, including price; competition; volatile and unpredictable developments, such as weather conditions, catastrophes and other disasters; legal and regulatory developments affecting pricing, underwriting, policy coverage and other aspects of doing business, as well as insurer and insureds’ liability; extra-contractual liability; increased attorney involvement in claims matters; size of jury awards; acts of terrorism; fluctuations in interest rates and the value of investments; and other general economic conditions and trends, such as inflationary pressure or unemployment, that may affect the adequacy of reserves or the demand for insurance products. Our investment portfolio and its future returns are impacted by the capital markets and current economic conditions, which affect our liquidity, realized losses and impairments, credit default levels, our ability to hold such investments until recovery and other factors. Additionally, the economic conditions in geographic locations where we conduct business, especially those locations where our business is concentrated, affect the growth and profitability of our business. The regulatory environments in those locations, including any pricing, underwriting or product controls, shared market mechanisms or mandatory pooling arrangements, and other conditions, such as our agency relationships, affect the growth and profitability of our business. Our loss and loss adjustment expense (“LAE”) reserves are based on estimates, principally involving case assessments and actuarial projections, at a given time, of what we expect the ultimate settlement and administration of claims will cost based on facts and circumstances then known, predictions of future events, estimates of future trends in claims frequency and severity and judicial theories of liability, costs of repairs and replacement, legislative activity and other factors. We regularly reassess our estimate of loss reserves and LAE, both for current and past years, and resulting changes have and will affect our reported profitability and financial position.

Reference is also made to “Risk Factors” in Part I – Item 1A.

LINES OF BUSINESS

Commercial Lines

Our Commercial Lines segment generated $2.8 billion, or 59.5%, of consolidated operating revenues and $2.7 billion, or 59.1%, of net premiums written, for the year ended December 31, 2019.

The following table provides net premiums written by line of business for our Commercial Lines segment.

	Net Premiums
YEAR ENDED DECEMBER 31, 2019	Written	% of Total
(in millions, except ratios)
Commercial multiple peril	$909.4	33.6%
Commercial automobile	336.1	12.4
Workers' compensation	334.6	12.4
Other commercial lines:
Management and professional liability	250.1	9.2
Marine	249.6	9.2
Hanover Programs	200.3	7.4
Specialty industrial and commercial property	149.0	5.5
Monoline general liability	97.2	3.6
Surety	65.6	2.4
Other	115.3	4.3
Total	$2,707.2	100.0%

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

Other commercial lines is comprised of:

•

management and professional liability coverage is primarily composed of commercial professional, management, and medical liability, which provides protection for directors, officers and other employees of companies that may be sued in connection with their performance, and errors and omissions protection to companies and individuals against negligence or bad faith, as well as protection for employment practices liability;

•

marine coverage includes inland and ocean marine and insures businesses against physical losses to property, such as contractor’s equipment, builders’ risk and goods in transit, and also covers jewelers block, fine art and other  valuables;

•

Hanover Programs (formerly referred to as “AIX”) provide coverage to markets where there are specialty coverage or risk management needs related to groups of similar businesses, including commercial multiple peril, workers’ compensation, commercial automobile, general liability and other commercial coverages;

•

specialty industrial and commercial property provides insurance to small and medium-sized chemical, paint, solvent and other manufacturing and distribution companies, and fire and allied lines coverages;

•	monoline general liability coverage includes bodily injury, property damage and personal injury arising from products sold, or accidents occurring on premises, or from operations;
•	surety provides businesses with contract surety coverage in the event of a failure to perform or pay claims, and commercial surety coverage related to fiduciary or regulatory obligations; and
•	other commercial lines coverages include umbrella, fidelity and crime.

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

Our small commercial, middle market and specialty businesses each constitute approximately one-third of our total Commercial Lines business. Small commercial offerings, which generally include premiums of $50,000 or less, deliver value through product expertise, local presence and ease of doing business. Middle market accounts, with premiums generally in the range of $50,000 to $250,000, require greater claim and underwriting expertise, as well as a focus on industry segments where we can deliver differentiation in the market and value to agents and customers. Small and middle market accounts, which sometimes together are referred to as our “Core Commercial Lines” business, comprise approximately $1.7 billion of the Commercial Lines segment net premiums written. Our specialty lines of business include management and professional liability, marine, Hanover Programs, specialty industrial and commercial property, monoline general liability and surety.

In our small commercial and middle market businesses, we offer coverages and capabilities in several key industries including technology, schools and human services organizations, such as non-profit youth and community service organizations. We also provide further segmentation in our core middle market commercial products, including real estate, hospitality, manufacturing, contractors and wholesale distributors.

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

We believe our small commercial capabilities, distinctiveness in the middle market, and continued development of specialty business provides us with a diversified portfolio of products and enables us to deliver significant value to our agents and policyholders. We believe these efforts will enable us to continue to improve the overall mix of our business and ultimately our underwriting profitability.

Personal Lines

Our Personal Lines segment generated $1.9 billion, or 40.0%, of consolidated operating revenues and $1.9 billion, or 40.9%, of net premiums written, for the year ended December 31, 2019.

The following table provides net premiums written by line of business for our Personal Lines segment.

	Net Premiums
YEAR ENDED DECEMBER 31, 2019	Written	% of Total
(in millions, except ratios)
Personal automobile	$1,186.1	63.3%
Homeowners	636.9	34.0
Other	51.5	2.7
Total	$1,874.5	100.0%

Personal Lines coverages include:

Personal automobile coverage insures individuals against losses incurred from personal bodily injury, bodily injury to third parties, property damage to an insured’s vehicle and property damage to other vehicles and other property.

Homeowners coverage insures individuals for losses to their residences and personal property, such as those caused by fire, wind, hail, water damage (excluding flood), theft and vandalism and against third-party liability claims.

Other personal lines are comprised of personal inland marine (jewelry, art, etc.), umbrella, fire, personal watercraft and other miscellaneous coverages.

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

Other

The Other segment consists of: Opus, which provides investment advisory services to affiliates and also manages approximately $3.5 billion of assets for unaffiliated institutions such as insurance companies, retirement plans and foundations, including $1.6 billion of funds managed on behalf of China Re for our former Chaucer segment. The Other segment also includes earnings on holding company assets; holding company and other expenses, including certain costs associated with retirement benefits due to former life insurance employees and agents; and our run-off voluntary property-casualty pools business.

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

Commercial and Personal Lines

Our Commercial and Personal Lines agency distribution and field structure are designed to maintain a strong focus on local markets and the flexibility to respond to specific market conditions. During 2019, we wrote 20.9% of our Commercial and Personal Lines business in Michigan and 9.5% in Massachusetts. Our structure is a key factor in the establishment and maintenance of productive, long-term relationships with well-established independent agencies. We maintain 39 local offices across 27 states. The majority of processing support for these locations is provided from Worcester, Massachusetts; Howell, Michigan; Salem, Virginia; and Windsor, Connecticut.

Independent agents account for substantially all of the sales of our Commercial and Personal Lines property and casualty products. Agencies are appointed based on profitability, track record, financial stability, professionalism and business strategy. Once appointed, we monitor their performance and, subject to legal and regulatory requirements, may take actions as necessary to change these business relationships, such as discontinuing the authority of the agent to underwrite certain products or revising commissions or bonus opportunities. We compensate agents primarily through base commissions and bonus plans that are tied to an agency’s written premium, growth and profitability.

Our Hanover Programs business and some specialty business is also distributed through managing general agents or wholesale distributors who have expertise in the industries served or products offered.

We are licensed to sell property and casualty insurance in all fifty states in the U.S., as well as in the District of Columbia. Throughout the U.S., we actively market Commercial Lines policies in 37 states and Personal Lines policies in 19 states.

The following table provides our top Commercial and Personal Lines geographical markets based on total net premiums written in the state in 2019.

YEAR ENDED DECEMBER 31, 2019	Commercial Lines		Personal Lines		Total Commercial and Personal Lines
(in millions, except ratios)	Net Premiums Written	% of Total	Net Premiums Written	% of Total	Net Premiums Written	% of Total
Michigan	$137.6	5.1%	$820.5	43.8%	$958.1	20.9%
Massachusetts	190.8	7.0	242.4	12.9	433.2	9.5
New York	231.7	8.6	125.1	6.7	356.8	7.8
California	324.4	12.0	—	—	324.4	7.1
Illinois	121.1	4.5	101.5	5.4	222.6	4.9
Texas	217.4	8.0	—	—	217.4	4.7
New Jersey	142.7	5.3	63.3	3.4	206.0	4.5
Connecticut	59.0	2.2	99.8	5.3	158.8	3.5
Georgia	82.8	3.1	57.0	3.0	139.8	3.1
Virginia	81.2	3.0	39.0	2.1	120.2	2.6
Maine	65.2	2.4	50.6	2.7	115.8	2.5
Wisconsin	50.4	1.9	44.2	2.4	94.6	2.1
Tennessee	52.3	1.9	37.7	2.0	90.0	2.0
Indiana	54.3	2.0	34.9	1.9	89.2	1.9
Florida	84.2	3.1	—	—	84.2	1.8
Minnesota	77.2	2.9	—	—	77.2	1.7
New Hampshire	43.5	1.6	33.4	1.8	76.9	1.7
Pennsylvania	62.4	2.3	14.1	0.8	76.5	1.7
North Carolina	69.2	2.6	2.2	0.1	71.4	1.6
Louisiana	37.3	1.4	32.9	1.8	70.2	1.5
Other	522.5	19.1	75.9	3.9	598.4	12.9
Total	$2,707.2	100.0%	$1,874.5	100.0%	$4,581.7	100.0%

We manage our Commercial Lines portfolio, which includes our core and specialty businesses, with a focus on growth from the most profitable industry segments within our underwriting expertise. Our core business is generally comprised of several coordinated commercial lines of business, consisting of small and middle market accounts, which include targeted industry segments. Additionally, we have multiple specialty lines of business. The Commercial Lines segment seeks to maintain strong agency relationships as an approach to secure and retain our agents’ best business. We monitor quality of business written through ongoing quality reviews, accountability for which is shared at the local, regional and corporate levels.

We manage Personal Lines business with a focus on acquiring and retaining preferred accounts. Currently, approximately 85% of our policies in force are account business. Approximately 57% of our Personal Lines net premium written is generated in the combined states of Michigan and Massachusetts. In Michigan, based upon direct premiums written for 2019, we underwrite approximately 7% of the state’s total market.

Approximately 67% of our Michigan Personal Lines net premium written is in the personal automobile line and 31% is in the homeowners line. Michigan business represents approximately 47% of our total personal automobile net premiums written and approximately 40% of our total homeowners net premiums written. In Michigan, we are a principal market for many of our appointed agencies, with approximately $2.2 million of total direct premiums written per agency in 2019. In June 2019, the state of Michigan approved major changes to the laws governing personal automobile insurance, designed to reduce individual motorist premiums. See “Risk Factors – Michigan PIP Reform” in Part I – Item 1A.

Approximately 68% of our Massachusetts Personal Lines net premium written is in the personal automobile line and 29% is in the homeowners line. Massachusetts business represents approximately 14% of our total personal automobile net premiums written and approximately 11% of our total homeowners net premiums written.

We sponsor local and national agent advisory councils to gain the benefit of our agents’ insight and enhance our relationships. These councils provide feedback, input on the development of products and services, guidance on marketing efforts, support for our strategies and assist us in enhancing our local market presence.

Other

With respect to our Other segment business, we market our third-party investment advisory services directly through Opus.

PRICING AND COMPETITION

The property and casualty industry is a very competitive market. In the Commercial and Personal Lines segments, we market through independent agents and brokers and compete for business on the basis of product, price, agency service and relationships, customer service, local relationships, ratings and effective claims handling, among other things. Our competitors include national, international, regional and local companies that sell insurance through various distribution channels, including independent agencies, captive agency forces, brokers and direct to consumers through the internet or otherwise. They also include mutual insurance companies, reciprocals and exchanges. We believe that our emphasis on maintaining strong agency relationships and a local presence in our markets, coupled with investments in products, operating efficiency, technology and effective claims handling, enable us to compete effectively. Our broad product offerings in Commercial Lines and total account strategy in Personal Lines are instrumental to our ability to capitalize on these relationships and improve profitability.

We seek to achieve targeted combined ratios in each of our product lines. Targets vary by product and geography and change with market conditions. The targeted combined ratios reflect competitive market conditions, investment yield expectations, our loss payout patterns and target returns on equity. This approach is intended to enable us to achieve measured growth and consistent profitability.

For all major product lines in the Commercial and Personal Lines segments, we employ pricing teams that produce exposure and experience-based rating models to support underwriting and pricing decisions. In addition, we seek to utilize our understanding of local markets to achieve superior underwriting results. We rely on market information provided by our local agents and on the knowledge of staff in the local branch offices. Since we maintain a strong regional focus and a significant market share in a number of states, we can better apply our knowledge and experience in making underwriting and rate setting decisions. Also, we seek to gather objective and verifiable information at a policy level during the underwriting process, including prior loss experience, past driving records and, where permitted, credit histories.

CLAIMS MANAGEMENT

Claims management includes the receipt of initial loss notifications, generation of appropriate responses to claim reports, loss appraisals, identification and handling of coverage issues, determination of whether further investigation is required, retention of legal representation where appropriate, establishment of case reserves, approval of loss payments and notification to reinsurers. Part of our strategy focuses on efficient, timely and fair claim settlements to meet customer service expectations and maintain valuable independent agent relationships. Additionally, effective claims management is important to our business since claim payments and related loss adjustment expenses are our single largest expenditures.

We utilize experienced claims adjusters, appraisers, medical specialists, managers and attorneys to manage our claims. Our property and casualty operations have field claims adjusters located throughout the states and regions in which we do business. Claims field staff members work closely with the independent agents who bound the policies under which coverage is claimed. Claims office adjusting staff is supported by general adjusters for large property and large casualty losses, by automobile and heavy equipment damage appraisers for automobile material damage losses, and by medical specialists whose principal concentration is on workers’ compensation and automobile injury cases. Additionally, the claims offices are supported by staff attorneys, both in the home office and in regional locations, who specialize in litigation defense and claim settlements. We have a catastrophe response team to assist policyholders impacted by severe weather events. This team mobilizes quickly to impacted regions, often in advance for a large tracked storm, to support our local claims adjusters and facilitate a timely response to resulting claims. We also maintain a special unit that investigates suspected insurance fraud and abuse. We utilize claims processing technology which allows most of the smaller and more routine Personal Lines claims to be processed at centralized locations.

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

We endeavor to manage our catastrophe risks through underwriting procedures, including the use of deductibles and specific restrictions for flood and earthquake coverage, subject to regulatory restrictions and competitive pressures and through geographic exposure management and reinsurance. The catastrophe reinsurance program is structured to protect us on a per-occurrence and aggregate excess basis. We monitor geographic location and coverage concentrations with a view toward managing corporate exposure to catastrophic events. Although catastrophes can cause losses in a variety of property and casualty lines, commercial multiple peril and homeowners property coverages have, in the past, generated the majority of catastrophe-related claims.

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

Catastrophe reinsurance protects us, as the ceding insurer, from significant losses arising from a single event including, among others, hurricanes, tornadoes and other windstorms, earthquakes, hail, severe winter weather, fire, explosions, flood and terrorism. We determine the appropriate amount of reinsurance based upon our evaluation of the risks insured, exposure analyses prepared by consultants, our risk appetite and on market conditions, including the availability and pricing of reinsurance. Although we believe our catastrophe reinsurance program, including our retention and co-participation amounts for 2020, is appropriate given our surplus level and the current reinsurance pricing environment, there can be no assurance that our reinsurance program will provide coverage levels that will prove adequate should we experience losses from one significant or several large catastrophes during 2020. Additionally, as a result of the current economic environment, as well as losses incurred by reinsurers in the past several years, the availability and pricing of appropriate reinsurance programs may be adversely affected in future renewal periods. We may not be able to pass these costs on to policyholders, or there may be a delay in passing these costs to policyholders, in the form of higher premiums or assessments.

We cede to reinsurers a portion of our risk based upon insurance policies subject to such reinsurance. Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to us. We believe that the terms of our reinsurance contracts are consistent with industry practice in that they contain standard terms with respect to lines of business covered, limit and retention, arbitration and occurrence. We believe our reinsurers are financially sound, based upon our ongoing review of the financial strength ratings assigned to them by rating agencies, their reputations in the reinsurance marketplace, our collections history, advice from third parties and the analysis and guidance of our reinsurance advisors.

Reference is made to Note 14 — “Reinsurance” in the Notes to Consolidated Financial Statements. Reference is also made to “Involuntary Residual Markets” below.

Our 2020 reinsurance program for our Commercial Lines and Personal Lines segments is substantially consistent with our 2019 program design. The following discussion summarizes both our 2019 and 2020 reinsurance programs for our Commercial Lines and

Personal Lines segments (excluding coverage available under the U.S. federal terrorism program which is described below under “Terrorism”), but does not purport to be a complete description of the program or the various restrictions or limitations which may apply:

•

Our Commercial Lines and Personal Lines segments are primarily protected by a property catastrophe occurrence program, a property per risk excess of loss treaty, as well as a casualty excess of loss treaty, with retentions of $200 million, $2 million, and $2 million, respectively. We have lower retentions in place for certain lines, as discussed below.

•

The property catastrophe occurrence program provides coverage, on an occurrence basis, up to $1.175 billion countrywide, less a $200 million retention, with no co-participation, for all defined perils. Additionally, there is an aggregate feature, effective July 1, 2019 through June 30, 2020, which provides for up to $75 million of coverage in excess of $300 million in aggregate catastrophe losses. The catastrophe losses subject to the aggregate feature are limited only to those events that exceed $7.5 million of incurred losses per event.

•

The property per risk excess of loss treaty provides coverage, on a per risk basis, up to $100 million, less a $2 million retention, with a co-participation for the second half of 2019 and the first half of 2020 of 43% for reinsurance placed in the $2 million to $3 million layer, 27.5% for $0.5 million in excess of the $3 million layer, and no co-participation for reinsurance placed in excess of the $3.5 million to $100 million layer.  There is a $10 million annual aggregate deductible for the $10 million excess of $10 million layer. Accordingly, we retain $10 million of loss excess of the $10 million attachment point before we can make a reinsurance recovery from the $10 million excess of $10 million layer.

•

The casualty excess of loss treaty provides coverage, on a per occurrence basis for each loss, up to $75 million less a $2 million retention, with no co-participation. The casualty program for 2019 provides coverage for management liability and healthcare lines in a $1 million to $2 million layer, with co-participations ranging from 35% to 55% through December 31, 2019. This portion of the program was not renewed for 2020.

•

For 2019 and 2020, Commercial Lines segments are further protected by excess of loss treaty agreements for specific lines of business. For example, the surety and fidelity bond excess of loss treaty provides coverage, on a per principal basis, up to $40 million, less a $5 million retention, with co-participations of 50% for the $5 million to $10 million layer and no co-participation for the $10 million to $40 million layer.

•

In addition to certain layers of coverage from our Commercial and Personal Lines segment reinsurance program as described above, Hanover Programs also includes surplus share, quota share, excess of loss, stop loss, facultative and other forms of reinsurance that cover the writings from Hanover specialty and proprietary programs. There are a variety of different programs, and the reinsurance structure is generally customized to fit the exposure profile for each program.

Our intention is to renew the surety and fidelity bond treaty, the property per risk excess of loss treaty and the property catastrophe treaty in July 2020 with the same or similar terms and conditions, but there can be no assurance that we will be able to maintain our current levels of reinsurance, pricing and terms and conditions. Our 2020 casualty excess of loss treaty is effective January 1, 2020.

Terrorism

As a result of the continuing threat of terrorist attacks, the insurance industry maintains a high level of focus with respect to the potential for losses caused by terrorist acts. Insured losses may encompass people, property and business operations covered under workers’ compensation, commercial multiple peril and other Commercial Lines policies, as well as Personal Lines policies. In certain cases, such as workers’ compensation, we are not able to exclude coverage for these losses, either because of regulatory requirements or competitive pressures. We continually evaluate the potential effect of these low frequency, but potentially high severity events in our overall pricing and underwriting plans, especially for policies written in major metropolitan areas.

Although certain terrorism-related risks embedded in our Commercial and Personal Lines are covered under the existing Catastrophe, Property per Risk and Casualty Excess of Loss corporate reinsurance treaties (see “Reinsurance – Reinsurance Program Overview” above for additional information), private sector catastrophe reinsurance is limited or unavailable for losses attributed to acts of terrorism, particularly those involving nuclear, biological, chemical and/or radiological events. As a result, the industry’s primary reinsurance protection against large-scale terrorist attacks in the U.S. is provided through a federal program that provides compensation for insured losses resulting from acts of terrorism.

The Terrorism Risk Insurance Act of 2002 first established the Terrorism Risk Insurance Program (the “Program”). Coverage under the Program applies to workers’ compensation, commercial multiple peril and certain other Commercial Lines policies for direct written policies. In December 2019, legislation was enacted to extend the current Program, which would have expired in December 2020, through December 2027. All commercial property and casualty insurers are required to participate in the Program. Under the Program, a participating issuer, in exchange for making terrorism insurance available, may be entitled to be reimbursed by the Federal government for a portion of its aggregate losses. The Program does not cover losses in surety, Personal Lines or certain other lines of business. Losses caused by terrorist acts are not excluded from homeowners or personal automobile policies.

As required by the current Program, we offer policyholders in specific lines of commercial insurance the option to elect terrorism coverage. In order for a loss to be reinsured under the Program, the loss must meet aggregate industry loss minimums and must be the result of an act of terrorism as certified by the Secretary of the Treasury in consultation with the Secretary of Homeland Security and the U.S. Attorney General. Losses from acts which do not qualify or are not so certified will not receive the benefit of the Program and in fact, may be deemed covered losses whether or not terrorism coverage was purchased. Further, under The Terrorism Risk Insurance Program Reauthorization Act of 2015, our share of U.S. domestic losses in 2019 from such events, if deemed certified terrorist events, would have been limited to 19% of losses in excess of an approximate $431 million deductible, which represented 19.8% of year-end 2018 statutory policyholder surplus of our insurers, and, under the 2019 re-authorization, is estimated to be $455.7 million in 2020, representing 18.4% of 2019 year-end statutory policyholder surplus, up to a combined annual aggregate limit for the federal government and all insurers of $100 billion. Such events could be material to our financial position or results of operations.

Given the unpredictability of terrorism losses, future losses from acts of terrorism could be material to our operating results, financial position, and/or liquidity. We attempt to manage our exposures on an individual line of business basis and in the aggregate by one-half square mile grids in major metropolitan areas.

Reinsurance Recoverables

When we experience loss events that are subject to a reinsurance contract, reinsurance recoveries are recorded. The amount of the reinsurance recoverable can vary based on the estimated size of the individual loss or the aggregate amount of all losses in a particular line, book of business or an aggregate amount associated with a particular accident year. The valuation of losses recoverable depends on whether the underlying loss is a reported loss, or an incurred but not reported loss. For reported losses, we value reinsurance recoverables at the time the underlying loss is recognized, in accordance with contract terms. For incurred but not reported losses, we estimate the amount of reinsurance recoverable based on the terms of the reinsurance contracts and historical reinsurance recovery information and apply that information to the gross loss reserve estimates. The most significant assumption we use is the average size of the individual losses that will exceed our reinsurance retentions for those claims that have occurred but have not yet been reported to us. The reinsurance recoverable is based on what we believe are reasonable estimates and is disclosed separately on the financial statements. However, the ultimate amount of the reinsurance recoverable is not known until all losses are settled.

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

We are subject to concentration of risk with respect to reinsurance ceded to various mandatory residual markets, facilities and pooling mechanisms. As a condition to conduct business in various states, we are required to participate in residual market mechanisms, facilities and pooling arrangements which usually are designed to provide insurance coverages to individuals or other entities that are otherwise unable to purchase such coverage voluntarily or at rates deemed reasonable. These market mechanisms, facilities and pooling arrangements comprise $1,034.6 million of our total reinsurance recoverables on paid and unpaid losses and unearned premiums at December 31, 2019, $1,023.7 million of which is attributable to the Michigan Catastrophic Claims Association (“MCCA”).

The MCCA is a mandatory reinsurance association which reinsures claims under Michigan’s unlimited personal injury protection coverage which currently is required under all Michigan automobile insurance policies. The MCCA reinsures all such claims in excess of a statutorily established company retention, currently $580,000. Funding for MCCA comes from assessments against automobile insurers based upon their share of insured automobiles in the state. Insurers are allowed to pass along this cost to Michigan automobile policyholders. This recoverable accounted for 62% and 64% of our total personal automobile gross reserves at December 31, 2019 and 2018, respectively. Because the MCCA is supported by assessments permitted by statute, and there have been no significant uncollectible balances from MCCA identified during the three years ending December 31, 2019, we believe that we have no significant exposure to uncollectible reinsurance balances from this entity. As discussed under “Risk Factors – Michigan PIP Reform”, in June 2019, Michigan enacted major reforms of its current system governing personal and commercial automobile insurance. These changes, among other things, will eliminate, effective July 2, 2020, the requirement to purchase unlimited personal injury protection and are also expected in July 2021, to implement cost savings measures with respect to personal injury protection claims, including MCCA-reinsured claims. Our current estimate of MCCA reinsurance receivables has not been reduced for these potential future claim cost savings.

In addition to the reinsurance ceded to various residual market mechanisms, facilities and pooling arrangements, we have $779.4 million of reinsurance assets due from traditional reinsurers as of December 31, 2019. These amounts are due principally from highly-rated reinsurers, defined as rated A- or higher by A.M. Best or other equivalent rating agency. In certain instances, for example in our Hanover Programs business, we also require a deposit of assets in trust, letters of credit or other acceptable collateral. This would be to support balances due from reinsurers that provide reinsurance only on a collateralized basis. The following table displays balances recoverable from our ten largest reinsurance groups at December 31, 2019, along with the A.M. Best rating for each group’s ultimate parent or lead rating unit, if an A.M. Best rating is available. Reinsurance recoverables are comprised of paid losses recoverable, outstanding losses recoverable, incurred but not reported losses recoverable, and ceded unearned premium.

REINSURERS	A.M. Best Rating	Reinsurance Recoverable
(in millions)
HDI Group (Hannover Ruckversicherungs AG)	A	$126.4
Lloyd's Syndicates	A	96.5
Alleghany Corporation (Transatlantic Reinsurance Co.)	A+	79.4
Swiss Re Ltd.	A+	74.0
Toa Reinsurance Company Ltd.	A	64.0
Munich Reinsurance Companies	A+	58.2
Axis Capital Holding Ltd.	A+	28.6
Siward I Reinsurance Company Ltd.	(1)	23.1
EXOR N.V. (Partner Reinsurance Company of the U.S.)	A+	22.7
Markel Corporation	A	19.3
Subtotal		592.2
All other reinsurers		187.2
Residual markets, facilities, and pooling arrangements		1,034.6
Total		$1,814.0
(1)	No A.M. Best rating available. Reinsurance recoverable fully collateralized by assets in trust.

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

We have established a reserve for uncollectible reinsurance of $3.9 million as of December 31, 2019, or 0.2% of the total reinsurance recoverable balance, which was determined by considering reinsurer specific default risk on paid and unpaid recoverables as indicated by their financial strength ratings, any ongoing solvency issues, any current risk of dispute on paid recoverables, and our past collection experience. There have been no significant balances determined to be uncollectible and thus no significant charges recorded during 2019 for uncollectible reinsurance recoverables.

Our exposure to credit risk from any one reinsurer is managed through diversification by reinsuring with a number of different reinsurers, principally in the United States and European reinsurance markets. When reinsurance for our Commercial and Personal Lines segments is placed, our standards of acceptability generally require that a reinsurer must have a minimum policyholder surplus of $500 million, a rating from A.M. Best and/or S&P of “A” or better, or an equivalent financial strength if not rated. In addition, for lower rated or non-rated reinsurers, we customize collateral and restrict participation to effectively manage counterparty risk, with review and approval required by the counterparty credit committee.

REGULATION

Our property and casualty insurance subsidiaries are subject to extensive regulation in the states in which they transact business and are supervised by the individual state insurance departments. Numerous aspects of our business are subject to regulation, including premium rates, mandatory covered risks, limitations on the ability to non-renew, reject business or limit writings in certain geographic areas, prohibited exclusions, licensing and appointment of agents, restrictions on the size of risks that may be insured under a single policy, reserves and provisions for unearned premiums, losses and other obligations, deposits of securities for the benefit of policyholders, investments and capital, policy forms and coverages, advertising, and other conduct, including restrictions on the use of credit information and other factors in underwriting, as well as other underwriting and claims practices. These restrictions limit the ability of insurers to underwrite or price policies on the basis of available third-party information (such as “social media”) and “big data”. Insurers are also subject to state laws and regulations governing the use and protection of personal information collected in the ordinary course of operations. States also regulate various aspects of the contractual relationships between insurers and independent agents.

Such laws, rules and regulations are usually overseen and enforced by the various state insurance departments, as well as through private rights of action and by state attorneys general. Such regulations or enforcement actions are often responsive to current consumer and political sensitivities, such as automobile and homeowners insurance rates and coverage forms, or which may arise after a major event. Such rules and regulations may result in rate suppression, limit our ability to manage our exposure to unprofitable or volatile risks, require expenditures to facilitate compliance, or lead to fines, premium refunds or other adverse consequences. The federal government also may regulate aspects of our businesses, such as the use of insurance (credit) scores or other information in underwriting and the protection of confidential information.

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

Other aspects of our business are subject to regulation as well. For example, Opus is subject to regulation by the Securities and Exchange Commission (“SEC”) and state securities laws regulating the marketing and provision of institutional investment management services.

INVOLUNTARY RESIDUAL MARKETS

As noted above, as a condition of our license to write business in various states, we are required to participate in mandatory property and casualty residual market mechanisms which provide insurance coverages where such coverage may not otherwise be available or at rates deemed reasonable. Such mechanisms provide coverage primarily for personal and commercial property, personal and commercial automobile, and workers’ compensation, and include assigned risk plans, reinsurance facilities and involuntary pools, joint underwriting associations, fair access to insurance requirements (“FAIR”) plans and commercial automobile insurance plans.

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

With respect to FAIR plans and other similar property insurance shared market mechanisms that have significant exposures, it is difficult to accurately estimate our potential financial exposure for future events. Assessments following a large coastal event, particularly one affecting Massachusetts, Texas, New York or North Carolina, or a large wildfire event affecting California, could be material to our results of operations. Our participation in such shared markets or pooling mechanisms is generally proportional to our direct writings for the type of coverage written by the specific pooling mechanism in the applicable state or other jurisdiction. For example, we are subject to mandatory participation in the Michigan Assigned Claims (“MAC”) facility. MAC is an assigned claim plan covering people injured in uninsured motor vehicle accidents. Our participation in the MAC facility is based on our share of personal and commercial automobile direct written premium in the state and resulted in underwriting losses of $13.9 million in 2019. There were no other mandatory residual market mechanisms that were significant to our 2019 results of operations.

RESERVE FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

Reference is made to “Results of Operations – Segments – Reserve for Losses and Loss Adjustment Expenses” of Management’s Discussion and Analysis for discussion of prior year development. Additionally, information regarding loss and LAE reserve development appears in Note 15 – “Liabilities for Outstanding Claims, Losses and Loss Adjustment Expenses” in the Notes to Consolidated Financial Statements.

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

DECEMBER 31	2019	2018	2017
(in millions)
Statutory reserve for losses and LAE	$4,184.2	$3,935.6	$3,717.8
GAAP adjustments:
Reinsurance recoverables on unpaid losses of our insurance subsidiaries	1,574.8	1,472.6	1,455.0
Statutory reserves for discontinued accident and health business	(113.2)	(112.4)	(122.4)
Other	8.6	8.3	8.1
GAAP reserve for losses and LAE	$5,654.4	$5,304.1	$5,058.5

Reserves for discontinued accident and health business of our insurance subsidiaries are included in liabilities of discontinued operations for GAAP and loss and loss adjustment expenses for Statutory reporting.

DISCONTINUED OPERATIONS

Discontinued operations include our discontinued accident and health and life businesses and our former Chaucer operations.

Accident and Health and Life Businesses

The discontinued accident and health business includes interests in 24 accident and health reinsurance pools and arrangements that we retained subsequent to the sale of First Allmerica Financial Life Insurance Company (“FAFLIC”) in 2009. We ceased writing new premiums in this business in 1999, subject to certain contractual obligations. The reinsurance pool business consists primarily of long-term care, the medical and disability portions of workers’ compensation risks, assumed personal accident, individual medical, long-term disability, and special risk business. This business also includes residual health insurance policies. Total reserves for the assumed accident and health business were $113.9 million at December 31, 2019. The long-term care pool accounted for approximately 71% of these reserves as of December 31, 2019. Reserves for the long-term care pool, individual medical, and residual health insurance policies are discounted. Reserves for all other assumed accident and health business are undiscounted. Assets and liabilities related to the discontinued accident and health business are reflected as assets and liabilities of discontinued life businesses.

Loss estimates associated with substantially all of the discontinued accident and health business are provided by managers of each pool. We adopt reserve estimates for this business that consider this information, expected returns on assets assigned to this business and other facts. We update these reserves as new information becomes available and further events occur that may affect the ultimate resolution of unsettled claims. Based on information provided to us by the pool managers, we believe the reserves recorded related to this business are adequate. However, since reserve and claim cost estimates related to the discontinued accident and health business are dependent on several assumptions, including, but not limited to, morbidity, lapses, future premium rates, future health care costs, persistency of medical care inflation and investment performance, and these assumptions can be impacted by technical developments and advancements in the medical field, medical and long-term care inflation and other factors, there can be no assurance that the reserves established for this business will prove sufficient. Revisions to these reserves could have a material adverse effect on our results of operations for a particular quarterly or annual period or on our financial position.  See also “Risk Factors” in Part I – Item 1A.

Our long-term care pool accounts for the majority of our remaining reinsurance pool business. The potential risk and exposure of our long-term care pool is based upon expected estimated claims and payment patterns, using assumptions for, among other things, morbidity, lapses, future premium rates, and the interest rate used for discounting the future projected cash flows, as well as regulatory developments affecting the ceding insurers. The long-term exposure of this pool depends upon how our actual experience compares with these future cash flow projection assumptions.

Our former life insurance businesses, which are also included in discontinued operations, include activities that were not significant to our 2019, 2018 or 2017 results, although we retain tax and other indemnification obligations with respect to these businesses.

Chaucer

In 2018, we sold the majority of our Chaucer segment. Prior to the sale, this business reflected our international property and casualty insurance products that were sold through a wholly-owned subsidiary, Chaucer, which operates through the Society and Corporation of Lloyd’s (“Lloyd’s”) and is domiciled in the U.K. We subsequently completed the sales of the Chaucer-related Irish and Australian entities on February 14, 2019 and April 10, 2019, respectively. During 2019, we received a cash payment of $22.0 million in final settlement of the contingent proceeds related to the Chaucer transaction. Results from the Chaucer segment were not significant in 2019.

See also the “Discontinued Chaucer Business” section in our Management’s Discussion and Analysis and Note 2 – “Discontinued Operations” in the Notes to Consolidated Financial Statements.

INVESTMENT PORTFOLIO

Our wholly-owned subsidiary, Opus, is responsible for managing our investment portfolio. Opus directly manages our entire fixed maturity and equity security portfolios, which together with cash, constitute approximately 91% of our investment portfolio. Opus is also responsible for the selection and monitoring of external asset managers for our commercial mortgage loan participations and limited partnership investments. We select and monitor external managers based on investment style, performance and corporate governance.

Our investments are generally of high quality and our fixed maturities and equities are broadly diversified across sectors of the fixed income and equity markets. Our overall investment strategy is intended to balance investment income with credit and interest rate risk, while maintaining sufficient liquidity and providing the opportunity for capital growth. The asset allocation process takes into consideration the types of business written and the level of surplus required to support our different businesses and the risk return profiles of the underlying asset classes. We recognize Environmental, Social and Governance (“ESG”) issues as important factors to include in the fundamental investment research process performed because these factors can influence the sustainability of an investment and its risk and return profile. We look to balance the goals of capital preservation, net investment income stability, liquidity and total return.

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

Reference is made to “Investments” in Management’s Discussion and Analysis.

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

EMPLOYEES

As of December 31, 2019, we had approximately 4,300 employees, all of whom are located in the United States. We believe our relations with employees are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to “Directors and Executive Officers of the Registrant” in Part III - Item 10.

AVAILABLE INFORMATION

We file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, our definitive proxy statement on Schedule 14A, and other required information with the SEC. Shareholders may obtain reports, proxy and information statements, and other information with respect to our filings, at the SEC’s website, https://www.sec.gov.

Our website address is https://www.hanover.com. We make available, free of charge, on or through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Code of Conduct is also available, free of charge, on our website. Additionally, our Corporate Governance Guidelines and the charters of our Audit Committee, Compensation Committee, Committee of Independent Directors and Nominating and Corporate Governance Committee, are available on our website. All documents are also available in print to any shareholder who requests them. Unless specifically incorporated by reference, information on our website is not part of this Annual Report on Form 10-K.

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

The property and casualty insurance industry historically has been subject to significant fluctuations and uncertainties. Our profitability is materially affected by the following items:

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
•

legal, regulatory and socio-economic developments, such as new theories of insured and insurer liability and related claims and extra-contractual awards such as punitive damages, financed litigation, where a third party unrelated to a lawsuit provides capital to a plaintiff in return for a portion of any financial recovery from the lawsuit, and “social inflation” or other increases in the costs of litigation, size of jury awards or changes in applicable laws and regulations (such as changes in the thresholds affecting “no fault” liability or when non-economic damages are recoverable for bodily injury claims or coverage requirements) that impact our claim payouts;

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

The inherent uncertainties of estimating reserves are greater for certain types of property and casualty insurance lines. These include automobile bodily injury liability, automobile personal injury protection, general liability, and workers’ compensation, where a longer period of time may elapse before a definitive determination of ultimate liability may be made, environmental liability, where the technological, judicial and political climates involving these types of claims are continuously evolving, and casualty coverages such as professional liability. There is also greater uncertainty in establishing reserves with respect to new business, particularly new business that is generated with respect to newer product lines, such as our financial institutions and cyber-risk lines, by newly appointed agents, or in new geographies where we have less experience in conducting business. In these cases, there is less historical experience or knowledge and less data that the actuaries can rely on. Estimating reserves is further complicated by unexpected claims or unintended coverages that emerge due to changing conditions. These emerging issues may increase the size or number of claims beyond our underwriting intent and may not become apparent for many years after a policy is issued, such as was the case for the industry with respect to environmental, asbestos, and certain product liability claims. Similar concerns have emerged with what has been called “silent” cyber, or claims arising for cyber losses under traditional policies where such coverage is not contemplated. These losses are reflected as prior year reserve development. Although we undertake underwriting actions designed to limit losses once emerging issues are identified, we remain subject to losses on policies issued during those years preceding the underwriting actions.

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

We regularly review our reserving techniques, reinsurance and the overall adequacy of our reserves based upon, among other things:

•

our review of historical data, legislative enactments, judicial decisions, legal developments and trends in imposition of damages, changes in political attitudes and trends in general economic conditions;

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

We generate a significant portion of our property and casualty insurance net premiums written and earnings in Michigan, Massachusetts and other states in the Northeast, including New York. In addition, a significant amount of Commercial Lines’ net written premium is generated in California. For the year ended December 31, 2019, approximately 20.9% and 9.5% of our net premiums written in our property and casualty business were generated in the states of Michigan and Massachusetts, respectively, and 12.0% of our Commercial Lines’ net premiums written was generated in California. Many states in which we do business impose significant rate control and residual market charges, and restrict an insurer’s ability to exit such markets (for example, the Insurance Commissioner in California has taken steps to limit non-renewal of property policies in geographic areas prone to wildfires). The revenues and profitability of our property and casualty insurance subsidiaries are subject to prevailing economic, regulatory, demographic and other conditions, including adverse weather in Michigan and the Northeast. Because of our geographic concentration in certain regions, our business, as a whole, could be significantly affected by changes in the economic, regulatory and other conditions in such areas.

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

If we fail to appropriately price the risks we insure, fail to change or are slow to change our pricing model to appropriately reflect our current experience, or if our claims experience is more frequent or severe than our underlying risk assumptions, our profit margins will be negatively affected. If we underestimate the frequency and/or severity of extreme adverse events occurring, our financial condition may be adversely affected. If we overestimate the risks we are exposed to, we may overprice our products, and new business growth and retention of our existing business may be adversely affected.

Limitations on the ability to predict the potential impact of weather events and catastrophes may impact our future profits and cash flows.

Our business is subject to claims arising out of catastrophes that may have a significant impact on our results of operations and financial condition. We have experienced, and in the future may experience, catastrophe losses that could have a material adverse impact on our business. Catastrophes can be caused by various events, including hurricanes, floods, earthquakes, tornadoes, wind, hail, fires, drought, severe winter weather, volcanic eruptions, tropical storms, tsunamis, sabotage, terrorist actions, explosions, nuclear accidents, solar flares, and power outages. The frequency and severity of catastrophes are inherently unpredictable.

The extent of gross losses from a catastrophe is a function of the total amount of insured exposure in the area affected by the event and the severity of the event. The extent of net losses depends on the amount and collectability of reinsurance.

Additionally, the severity of certain catastrophes could be so significant that it restricts the ability of certain locations to recover their economic viability in the near term. And, repeated catastrophes or the threat of catastrophes could undermine the long-term economic viability of certain locations like coastal or wildfire-exposed communities, which could have a significant negative impact on our business.

Although catastrophes can cause losses in a variety of property and casualty lines, homeowners and commercial multiple peril property insurance have, in the past, generated the vast majority of our catastrophe-related claims. Our catastrophe losses have historically been principally weather-related, particularly from hurricanes, or hail damage, as well as snow and ice damage from winter storms.

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

We purchase catastrophe reinsurance as protection against catastrophe losses. Reinsurance is subject to the adequacy and counterparty reinsurance risks described below. Should we experience losses from one significant or several large catastrophes, there can be no assurance that our reinsurance program will provide adequate coverage levels.

Our business is dependent on our ability to manage risk, and the failure of the risk mitigation strategies we utilize could have a material adverse effect on our financial condition or results of operations.

Our business performance is highly dependent on our ability to manage operational risks that arise from a large number of day-to-day business activities, including insurance underwriting, claims processing, servicing, investment, financial and tax reporting, compliance with regulatory requirements and other activities. We utilize numerous strategies to mitigate our insurance risk exposure, including: underwriting; setting exposure limits, deductibles and exclusions to mitigate policy risk; updating and reviewing the terms and conditions of our policies; managing risk aggregation by product line, geography, industry type, credit exposure and other bases; and ceding insurance risk. We seek to monitor and control our exposure to risks arising out of these activities through an enterprise-wide risk management framework. However, there are inherent limitations in all of these tactics, and no assurance can be given that these processes and procedures will effectively control all known risks or effectively identify unforeseen risks or that an event or series of events will not result in loss levels in excess of our probable maximum loss models, which could have a material adverse effect on our financial condition or results of operations. It is also possible that losses could manifest themselves in ways that we do not anticipate and that our risk mitigation strategies are not designed to address. Such a manifestation of losses could have a material adverse effect on our financial condition or results of operations. These risks may be heightened during times of challenging macroeconomic conditions.

We cannot guarantee the adequacy of or ability to maintain our current level of reinsurance coverage.

Similar to insurance companies, reinsurance companies can also be adversely impacted when catastrophes occur. In setting our retention levels and coverage limits, we consider our level of statutory surplus and exposures, as well as the current reinsurance pricing environment, but there can be no assurance that we adequately set these levels or limits or that we will be able to maintain our current or desired levels of reinsurance coverage. In particular, and as discussed under “Reinsurance Program Overview”, not all of our 2020 reinsurance programs for the Commercial and Personal Lines are fully placed. Reinsurance is a significant factor in our overall cost of providing primary insurance. However, unlike primary insurers, reinsurers are not subject to rate or other restrictions requiring them to continue availability of reinsurance or limiting cost increases or mandating coverage forms. An individual insurer’s reinsurance expense is correlated to the level of losses experienced by its reinsurers. Future catastrophic events and other changes in the reinsurance marketplace, including as a result of investment losses or disruptions due to challenges in the financial markets that have occurred or could occur in the future, may adversely affect our ability to obtain such coverages, as well as adversely affect the cost of obtaining that coverage.

Additionally, the availability, scope of coverage, cost, and creditworthiness of reinsurance could continue to be adversely affected as a result of not only new catastrophes, but also terrorist attacks and the perceived risks associated with future terrorist activities, global conflicts, including the threat of nuclear conflict, and the changing legal and regulatory environment (including changes which could create new insured risks). Federal reinsurance for terrorism risks coverage offered by insurers is available under the federal terrorism risk insurance program, but it only applies to certified events of terrorism (as defined in the legislation) and contains certain caps and deductibles. Although the federal terrorism risk insurance program coverage is in effect through December 31, 2027, should this program be modified unfavorably by the government in the future, private reinsurance for events of terrorism may not be available to us or available at reasonable or acceptable rates.

Although we monitor their financial soundness, we cannot be sure that our reinsurers will pay in a timely fashion, if at all.

We purchase reinsurance by transferring (known as ceding) part of the risk that we have assumed to reinsurance companies in exchange for part of the premium we receive in connection with the risk. As of December 31, 2019, our reinsurance receivable (including from the MCCA) amounted to approximately $1.8 billion. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the reinsured) of our liability to our policyholders. Accordingly, we bear counterparty risk with respect to our reinsurers, including risks resulting from over-concentration of exposures within the industry. Although we monitor the financial strength ratings assigned to them by rating agencies, their reputations in the reinsurance marketplace, our collections history with them, the credit quality of our reinsurers, and the analysis and guidance of our reinsurance advisors, and we believe that the financial condition of our reinsurers is sound, we cannot be sure that they will pay the reinsurance recoverables owed to us currently or in the future or that they will pay such recoverables on a timely basis. The contractual obligations under reinsurance agreements are typically with individual subsidiaries of the reinsurance group and are not typically guaranteed by other group members. In certain circumstances, with “unauthorized” reinsurers or those with lower financial strength ratings, we may require collateral equal to 100% of estimated reinsurance recoverables.

Climate change may adversely impact our results of operations.

The increased frequency and severity of weather-related catastrophes and other losses, such as from wildfires, incurred by the industry in 2019 and in prior years is increasingly indicative of changing weather patterns and, climate-warming trends (“global climate change”), which could cause such events to persist. Increased weather-related catastrophes would lead to higher overall losses, which we may not be able to recoup, particularly in a highly regulated and competitive environment, and higher reinsurance costs. As noted above, certain catastrophe models assume an increase in frequency and severity of certain weather or other events, which could result in a disproportionate impact on insurers with certain geographic concentrations of risk. This would also likely increase the risks of writing property insurance in coastal areas or areas susceptible to wildfires or flooding, particularly in jurisdictions that restrict pricing and underwriting flexibility. The threat of rising seas or other catastrophe losses as a result of global climate change may also cause property values in coastal or such other communities to decrease, reducing the total amount of insurance coverage that is required.

In addition, global climate change could have an impact on assets that we invest in, resulting in realized and unrealized losses in future periods that could have a material adverse impact on our results of operations and/or financial position. It is not possible to foresee which, if any, assets, industries or markets will be materially and adversely affected, nor is it possible to foresee the magnitude of such effect.

We may incur financial losses resulting from our participation in shared market mechanisms, mandatory reinsurance programs and mandatory and voluntary pooling arrangements.

In most of the jurisdictions that we operate in, our property and casualty insurance subsidiaries are required to participate in mandatory property and casualty shared market mechanisms, government-sponsored reinsurance programs or pooling arrangements. These arrangements are designed to provide various insurance coverages to individuals or other entities that are otherwise unable to purchase such coverage or to support the costs of uninsured motorist claims in a particular state or region. We cannot predict whether our participation in these shared market mechanisms or pooling arrangements will provide underwriting profits or losses to us. For the year ended December 31, 2019, we experienced an underwriting loss of $14.1 million from participation in these mechanisms and pooling arrangements, compared to underwriting losses of $23.2 million and $13.6 million in 2018 and 2017, respectively. We may face similar or more significant earnings fluctuations in the future.

Additionally, increases in the number of participants or insureds in state-sponsored reinsurance pools, FAIR plans or other residual market mechanisms, particularly in the states of Massachusetts, Texas, California, New York, or North Carolina, combined with regulatory restrictions on the ability to adequately price, underwrite, or non-renew business, as well as new legislation, or changes in existing case law, could expose us to significant risks of increased assessments from these residual market mechanisms. There could also be a significant adverse impact as a result of losses incurred in those states due to hurricane or other high loss exposures, as well as the declining number of carriers providing coverage in those regions. We are unable to predict the likelihood or impact of such potential assessments or other actions.

We also have credit risk associated with certain mandatory reinsurance programs, such as the MCCA. See “Risk Factors – Michigan PIP Reform,” for more information on the MCCA.

In addition, we may be adversely affected by liabilities resulting from our previous participation in certain voluntary property and casualty assumed reinsurance pools. We have terminated our participation in virtually all property and casualty voluntary pools, but we remain subject to claims related to the periods when we participated. The property and casualty industry’s assumed reinsurance businesses have suffered substantial losses during the past several years, particularly related to environmental and asbestos exposure for property and casualty coverages, in some cases resulting from incidents alleged to have occurred decades ago. Due to the inherent volatility in these businesses, possible issues related to the enforceability of reinsurance treaties in the industry and the continuing history of increased losses, we cannot provide assurance that our current reserves are adequate or that we will not incur losses in the future. Our operating results and financial position may be adversely affected by liabilities resulting from any such claims in excess of our loss estimates. As of December 31, 2019, our reserves totaled $37.4 million for these legacy voluntary property and casualty assumed reinsurance pools, with the largest being the Excess Casualty Reinsurance Association (“ECRA”) pool.

Our businesses are heavily regulated, and changes in regulation may reduce our profitability.

Our insurance businesses are subject to supervision and regulation by the state insurance authority in each state where we transact business. This system of supervision and regulation relates to numerous aspects of an insurance company’s business and financial condition, including limitations on the authorization of lines of business, underwriting limitations, the ability to utilize credit-based insurance scores, gender, geographic location, information publicly available (such as on social media), education, occupation, income or other factors in underwriting, the ability to terminate agents, supervisory and liability responsibilities for agents, the setting of premium rates, the requirement to write certain classes of business that we might otherwise avoid or charge different premium rates, restrictions on the ability to withdraw from certain lines of business or terminate policies or classes of policyholders, the establishment of standards of solvency, the licensing of insurers and agents, compensation of and contractual arrangements with independent agents, concentration of investments, levels of reserves, the payment of dividends, transactions with affiliates, changes of control, protection of private information of our agents, policyholders, claimants and others (which may include highly sensitive financial or medical information or other private information such as social security numbers, driving records, driver’s license numbers, etc.) and the approval of policy forms. From time to time, various states and Congress have proposed to prohibit or otherwise restrict the use of credit-based insurance scores in underwriting or rating our Personal Lines business. The elimination of the use of credit-based insurance scores could cause significant disruption to our business and our confidence in our pricing and underwriting. Most insurance regulations are designed to protect the interests of policyholders rather than stockholders and other investors.

Legislative and regulatory restrictions are constantly evolving and are subject to then current political pressures. For example, following major events, states have considered, and in some cases adopted, proposals such as homeowners’ “Bill of Rights”, restrictions on storm deductibles, additional mandatory claim handling guidelines and mandatory coverages. More recently, the California Insurance Commissioner requested that all insurers operating in California voluntarily divest from any investments they may have in thermal coal and restricted the ability of carriers to non-renew certain coverages in wildfire disaster areas, and the New York Department of Financial Services and regulatory agencies in other states have enacted comprehensive cybersecurity regulations.

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

State regulatory oversight and various proposals at the federal level, through the Federal Insurance Office or other agencies, may, in the future, adversely affect our ability to sustain adequate returns in certain lines of business or in some cases, operate lines profitably. In recent years, the state insurance regulatory framework has come under increased federal scrutiny, and certain state legislatures have considered or enacted laws that alter and, in many cases, increase state authority to regulate insurance companies and insurance holding company systems.

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

Michigan PIP Reform

Since 1973, the state of Michigan has required all personal and commercial automobile polices issued in the state to include no-fault personal injury protection (“PIP”) coverage without a cap on maximum benefits allowed (i.e., “unlimited PIP benefits”).  Insurers are required to retain a portion of the risk and the Michigan Catastrophic Claims Association (the “MCCA”), a legislatively-created reinsurance mechanism, reinsures the portion of the risk in excess of the insurer’s mandated retention. The mandatory retention amount increases biennially at a statutory mandated rate and is currently $580,000. Premiums on Michigan automobile policies include a charge for both the insurer’s retained amount and a separately identified pass-through charge determined by the MCCA.  These mandated PIP benefits, which are subject to limited cost and utilization controls, are much greater than provided in any other state.  Michigan average automobile premium rates are reportedly the highest in the United States and this benefit is regarded as a primary driver to overall premium rates.

In response to concerns about the overall cost and affordability of automobile insurance in Michigan, which has also contributed to a reportedly high incidence of uninsured drivers, especially in Detroit and in other urban areas of the state, the state enacted legislation in June 2019 that will significantly change the current no-fault and PIP system. The new legislation will eliminate, effective July 2, 2020, the current requirement that all insureds purchase unlimited PIP coverage and substitute instead tiered limits, ranging from zero (for those with certain health benefits meeting specified criteria) to unlimited benefits.  In contrast, the minimum amounts of bodily injury coverage drivers are required to purchase will increase, and we anticipate an increase in tort liability and related litigation from these changes.  The legislation includes underwriting and other restrictions and mandates, in addition to subjecting rates, forms and rules to prior approval from the Michigan Department of Insurance and Financial Services (“Michigan Insurance Department”) before implementation.

The legislation also imposes various cost controls, including medical fee schedules based on a multiple of Medicare reimbursement rates, and mandated PIP premium rate reductions with an eight-year premium rate freeze for the PIP component of automobile policies.  The Michigan Insurance Department is also preparing regulations to establish utilization controls.  The rate freeze was effective contemporaneously with the adoption of the legislation and the mandatory rate reduction is effective July 2, 2020. The expense and utilization controls do not go into effect until July 1, 2021.

In response to the savings expected to be garnered from the expense and utilization controls when they become effective, the MCCA reassessed its outstanding liabilities and estimated that the deficit reported in more recent years had been “erased”  (notwithstanding a persistent reported annual deficit, the MCCA’s annual operations have always been cash flow positive).  As of December 31, 2019, our estimated reinsurance recoverable from the MCCA was $1.0 billion.  This estimate has not been reduced for the potential future claim cost savings.

Many medical and other providers who receive reimbursement under the current PIP system strenuously object to the fee schedules, cost controls and utilization restrictions imposed by the new legislation.  Since the reform legislation was adopted, we have experienced an increase in litigation from medical and other providers demanding higher reimbursements under the current system.  On October 3, 2019, litigation captioned Andary et. al. v. USAA Casualty Insurance Company and Citizens Insurance Company of America [a subsidiary of THG], Circuit Court for the County of Ingham, Michigan Case 19-738-CZ, was filed.  The plaintiffs seek a declaratory judgment that the fee schedules, attendant care reimbursement limits, cost controls and utilization provisions of the new legislation violate multiple provisions of the Michigan state constitution.  We intend to vigorously contest plaintiffs’ claims.

For the year ending December 31, 2019, Michigan personal automobile insurance represented approximately 47% of our total personal automobile net premiums written.  PIP net premium (which does not include the MCCA pass-through assessment) represents approximately 29% of those Michigan premiums.  It is not clear at this time whether projected savings from the various cost control measures, assuming they remain in effect, will be commensurate with the required PIP reductions and rate controls. Accordingly, there is increased uncertainty attributable to these changes regarding the future performance of our Personal Lines business.

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

All fifty U.S. states and the District of Columbia have insurance guaranty fund laws requiring property and casualty insurance companies doing business within the state to participate in guaranty associations. These associations are organized to pay contractual obligations under insurance policies issued by impaired or insolvent insurance companies. The associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired or insolvent insurer is engaged. Although mandatory assessments by state guaranty funds that are used to cover losses to policyholders of insolvent or rehabilitated companies can be substantially recovered over time through policyholder surcharges or a reduction in future premium taxes in many states (provided the collecting insurer continues to write business in such state), there can be no assurance that all funds will be recoupable in the future. During 2019, we had a total assessment of $1.8 million levied against us, with refunds of $1.1 million received in 2019 for a total net assessment of $0.7 million. As of December 31, 2019, we have $0.5 million of reserves related to guaranty fund assessments. In the future, these assessments may increase above levels experienced in prior years. Future increases in these assessments depend upon the rate of insolvencies of insurance companies.

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

We periodically review the agencies, including managing general agencies, with whom we do business, to identify those that do not meet our profitability standards or are not aligned with our business objectives. Following these periodic reviews, we may restrict such agencies’ access to certain types of policies or terminate our relationship with them, subject to applicable contractual and regulatory requirements that limit our ability to terminate agents or require us to renew policies. We may not achieve the desired results from these measures.

Because we rely on independent agents as our sales channel, any deterioration in the relationships with our independent agents or failure to provide competitive compensation to our independent agents could lead agents to place more premium with other carriers and less premium with us. In addition, we could be adversely affected if the agencies, including managing general agencies, with whom we do business exceed the authority that we have given them, fail to transfer premium to us or breach the obligations that they owe to us. Although we routinely monitor our agency relationships, such actions could expose us to liability.

Also, if agency consolidation continues at its current pace or increases in the future and more agencies are consolidated into larger agencies or managing general agencies, our sales channel could be materially affected in a number of ways, including loss of market access or market share in certain geographic areas if an acquirer is not one of our appointed agencies, loss of agency talent as the people most knowledgeable about our products and with whom we have developed strong working relationships exit the business following a disposition of an agency, increases in our commission costs as larger agencies acquire more negotiating leverage over their fees, and interference with the core agency business of selling insurance due to integration or distraction. Any such disruption that materially affects our sales channel could have a negative impact on our results of operations and financial condition.

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

We may be affected by disruptions caused by the introduction of new products, related technology changes, and new operating models in Commercial Lines, Personal Lines and specialty businesses and future acquisitions, and expansion into new geographic areas.

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

As we enter new states or regions or grow our business, there can be no assurance that we will not experience higher loss trends than anticipated.

We may experience difficulties with technology, implementing new technologies, data security and/or outsourcing relationships, which could have a negative impact on our ability to conduct our business.

We use computer systems to store, retrieve, evaluate and utilize customer and company data and information. Our computer, information technology and telecommunications systems, in turn, interface with and rely upon third-party systems, including cloud-based data storage. Our business is highly dependent on our ability and the ability of certain third parties, to access these systems to perform necessary business functions, including, without limitation, providing insurance quotes, processing premium payments, making changes to existing policies, filing and paying claims, providing customer support and managing investment portfolios. Systems attacks, failures or outages could compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business and hurt our relationships with our business partners and customers. In the event of a disaster such as a natural catastrophe, an industrial accident, a blackout, a computer virus, a cyber security attack or intrusion, a terrorist attack or war, or interference from solar flares, our systems or the external systems that we rely on may be inaccessible to our employees, customers or business partners for an extended period of time. Even if our employees are able to report to work, they may be unable to perform their duties for an extended period of time if our data or the systems that we rely on are disabled or destroyed or if our disaster recovery plans are inadequate or suffer from unforeseen consequences. This could result in a materially adverse effect on our business results and liquidity.

We increasingly rely on technological and data-driven solutions to operate our business. If we are slow to adapt to, roll out or implement new technologies, particularly those that leverage data and analytics, it could materially affect our ability to meet the expectations of our customers or compete with more technologically adept competitors, particularly those with more resources to devote to new technologies or technological enhancements.

In addition, we outsource certain technology and business process functions and data storage to third parties and may do so increasingly in the future. If we do not effectively develop, implement and monitor our outsourcing strategies, third-party providers do not perform as anticipated or we or they experience technological or other problems with a transition or in operations, we may not realize productivity improvements or cost efficiencies and may experience operational difficulties, liabilities for breaches of confidential information, increased costs and a loss of business. Our outsourcing of certain technology, data storage and business process functions to third parties may expose us to enhanced risk related to data security, which could result in monetary and reputational damages. In addition, our ability to receive services from third-party providers outside of the United States might be impacted by cultural differences, political instability, regulatory requirements or policies inside or outside of the United States. As a result, our ability to conduct our business might be adversely affected.

Data security incidents, including, but not limited to, those resulting from a malicious cyber security attack on us or our business partners and service providers, or intrusions into our systems or data sources could disrupt or otherwise negatively impact our business.

Our systems and the systems that we rely on, like others in the financial services industry, are vulnerable to cyber security risks, and we are subject to disruption and other adverse effects caused by such activities. Large corporations such as ours are subject to daily attacks on their systems and other vulnerabilities to data security incidents. These attacks and incidents have included, or may in the future include: unauthorized access, viruses, malware or other malicious code, ransomware, deceptive social engineering campaigns (also known as “phishing” or “spoofing”), loss or theft of assets, employee errors or malfeasance, third-party errors or malfeasance, as well as system failures and other security events. Such attacks may have various goals, from seeking confidential information or the misdirection of payments, to causing operational disruption. Such activities could result in material disruptions to our operations, financial loss or material damage to our reputation. Like other companies, we have from time to time experienced, and are likely to continue to experience, security events and data intrusion, and while none of these events to date have had a material adverse effect on our business, no assurances can be made that such attacks or security events will not have a material adverse effect on our business in the future. As the breadth and complexity of cyber security attacks and other data security events become more prevalent and the methods used to perpetrate them evolve, we may be required to devote additional personnel, or financial or systems resources, to protecting our data security or investigating or remediating vulnerabilities as a result of data security incidents. Such resources could be costly in time and expenses, and could detract from resources spent on our core property and casualty insurance operations. In addition, we may not be able to detect an incident, assess its severity or impact, or appropriately respond in a timely manner, which could increase our exposure to an incident.

The third parties with whom we work are also subject to these same risks, and we are vulnerable if a cyber security attack or other data security incident involves a third-party vendor or service provider. Such an event could threaten to disrupt our business if the third party’s operations are compromised, or provide attackers an avenue to pivot and attack our systems by exploiting the relationships that we have with our trusted business partners. While we take measures to protect against such events (e.g., utilizing secure transmission capabilities with third-party vendors and others with whom we do business when possible), review and assess our third party providers’ cybersecurity controls, as appropriate, and make changes to our business processes to manage these risks, we cannot assure that our efforts will always be successful.

Any failure to protect the confidentiality of customer information could adversely affect our reputation or expose us to fines, penalties or litigation, which could have a material adverse effect on our business, financial condition and results of operations.

We are required to safeguard the confidential personal information of our customers and applicants and are subject to an increasing number of federal, state, local and international laws and regulations regarding privacy and data security, as well as contractual commitments. These laws and regulations are rapidly evolving, complex, vary significantly from jurisdiction to jurisdiction, and sometimes conflict. In the absence of updated, uniform federal privacy legislation, there is a growing trend in the jurisdictions that we operate in, including California, which recently enacted the California Consumer Privacy Act, to adopt state-specific, sweeping privacy legislation that provides consumers with various privacy rights and imposes significant compliance burdens on covered companies. Failure to comply with any privacy laws or regulations could subject us to governmental enforcement actions and fines, penalties, litigation, private rights of action or public statements against us by consumer advocacy groups or others if confidential customer information is misappropriated from our computer systems, those of our vendors or others with whom we do business, or otherwise. Despite the security measures that may be in place, any such systems may be vulnerable to the types of attacks and security incidents described above. Any well-publicized compromise of security could deter people from entering into transactions that involve transmitting confidential information, or damage our reputation, which could have a material adverse effect on our business. Additionally, the chilling effect of privacy legislation may make our business partners more reluctant to share information with us that we may find useful in pricing our products or otherwise conducting our business.

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

Intense competition could negatively affect our ability to maintain or increase our profitability, particularly in light of the various competitive, financial, strategic, technological, structural, informational and resource advantages that our competitors have.

We compete, and will continue to compete, with a large number of companies, including international, national and regional insurers, specialty insurance companies, underwriting agencies and financial services institutions. We also compete with mutual insurance companies, reciprocal and exchange companies that may not have shareholders and may have different profitability targets than publicly or privately owned companies. In recent years, there has been substantial consolidation and convergence among companies in the financial services industry, resulting in increased competition from large, well-capitalized financial services firms. Many of our competitors have greater financial, technical, technological, and operating resources than we do, greater access to data analytics or “big data”, and may be able to offer a wider range of, or more sophisticated, commercial and personal line products. Some of our competitors also have different marketing, advertising and sales strategies than we do and market and sell their products to consumers directly. In addition, competition in the U.S. property and casualty insurance market has intensified over the past several years. This competition has had, and may continue to have, an adverse impact on our revenues and profitability.

The industry and we are challenged by changing practices caused by the Internet, mobile devices, application-based programs relying on algorithms and computer modeling to underwrite policies and administer claims, and the increased usage of real time comparative rating tools and claims management processes, which have led to greater competition in the insurance business in general, particularly on the basis of price and pressure to reduce coverages to compete on price and to respond to customer requests as quickly as possible.

We also face heightened competition resulting from the entry of new competitors and the introduction of new products by new and existing competitors. Recent entries into the property and casualty marketplace by large technology companies, retail companies, so-called “Insurtech” companies and other non-traditional insurance providers, who aim to leverage their information about and direct access to customers, technology without the burden of legacy systems, access and ability to manipulate “big data”, artificial intelligence, speed in responding to customer requests or other developing opportunities, may increase competition. Increased competition could make it difficult for us to obtain new or retain existing customers. It could also result in increasing our service, administrative, policy acquisition or general expenses as we seek to distinguish our products and services from those of our competitors. In addition, our administrative, technology and management information systems expenditures could increase substantially as we try to maintain or improve our competitive position or keep up with evolving technology in order to deliver the same or similar customer or agency experience as the one offered by our competitors.

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

The capacity for an insurance company’s growth in premiums is in part a function of its statutory surplus. Maintaining appropriate levels of statutory surplus, as measured by state insurance regulators, is considered important by state insurance regulatory authorities and by rating agencies. As our business grows, or due to other factors, regulators may require that additional capital be retained or contributed to increase the level of statutory surplus. Failure to maintain certain levels of statutory surplus could result in increased regulatory scrutiny, action by state regulatory authorities or a downgrade by private rating agencies. Surplus in our insurance company subsidiaries is affected by, among other things, results of operations and investment gains, losses, impairments, and dividends from each of those companies to its parent company. A number of these factors affecting our level of statutory surplus are, in turn, influenced by factors that are out of our control, including the frequency and severity of catastrophes, changes in policyholder behavior, changes in rating agency models and economic factors, such as changes in equity markets, credit markets or interest rates.

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

Upon an acquisition of a business, we record goodwill and intangible assets at fair value. Goodwill and intangible assets determined to have indefinite useful lives are not amortized, while other intangible assets are amortized over their estimated useful lives. Goodwill and intangible assets that are not amortized are reviewed for impairment at least annually. Evaluating the recoverability of such assets requires us to rely on estimates and assumptions related to return on equity, margin, growth rates, discount rates, and other data. There are inherent uncertainties related to these factors, and significant judgment is required in applying these factors. Goodwill and intangible asset impairment charges can result from declines in operating results, divestitures or sustained market declines and other factors. As of December 31, 2019, goodwill and intangible assets that are not amortized totaled $193.8 million and represented approximately 7% of shareholders’ equity. Our legacy Hanover Insurance and Citizens businesses represent 67% of this balance; Hanover Programs represents 26% of this balance; and, the remaining acquisitions combined represent 7% of this balance. Although we believe these assets are recoverable, we cannot provide assurance that future market or business conditions would not result in the impairment of a portion of these assets. Impairment charges could materially affect our financial position and our financial results in the quarter or annual period in which they are recognized.

We could be subject to additional losses related to the sale of our discontinued FAFLIC and variable life insurance and annuity businesses and our sale of our Chaucer business.

On January 2, 2009, we sold our remaining life insurance subsidiary, FAFLIC, to Commonwealth Annuity and Life Insurance Company (“Commonweath Annuity”). Coincident with the sale transaction, Hanover Insurance and FAFLIC entered into a reinsurance contract whereby Hanover Insurance assumed FAFLIC’s discontinued accident and health insurance business. We previously owned Commonwealth Annuity, but we sold it in 2005 in conjunction with our disposal of our variable life insurance and annuity business. In connection with these transactions, we agreed to indemnify Commonwealth Annuity for certain contingent liabilities, including taxes, litigation and certain regulatory matters.

On December 28, 2018, we sold the majority of our Chaucer business (specifically our U.K.-based Lloyd’s entities) to China Re, with the rest of the Chaucer sale completed in April 2019. In connection with these transactions, we made certain representations and warranties and agreed to indemnify China Re for certain pre-sale contingent liabilities, including tax and litigation matters.

We cannot provide assurance as to what the costs of any indemnifications will be when they ultimately settle.

We may incur financial losses related to our discontinued assumed accident and health reinsurance pools and arrangements.

We previously participated, through FAFLIC, in approximately 40 assumed accident and health reinsurance pools and arrangements. The business was retained in the sale of FAFLIC and assumed by Hanover Insurance through a reinsurance agreement. In 1999, prior to the sale of FAFLIC to Commonwealth Annuity, FAFLIC had ceased writing new premiums in this business, subject to certain contractual obligations. Our reinsurance pool business consists primarily of long-term care, the medical and disability portions of workers’ compensation risks, assumed personal accident, individual medical, long-term disability and special risk business. We are currently monitoring and managing the run-off of our related participation in the 24 pools with remaining liabilities. See “Item 1 – Business – Discontinued Operations”, for information on the processes and risks associated with reserves established for these businesses.

Our long-term care pool accounts for the majority of our remaining accident and health reinsurance pool business.  The potential risk and exposure of our long-term care pool is based upon expected estimated claims and payment patterns, using assumptions for, among other things, morbidity, lapses, future premium rates, the impact of policy inflation protection riders, and the interest rate used for discounting the future projected cash flows. The long-term exposure of this pool depends upon how our actual experience compares with these future cash flow projection assumptions. If any of our assumptions prove to be inaccurate, our reserves may be inadequate, which may have a material adverse effect on our results of operations. For example, during the fourth quarter of 2017, we received updated future cash flow projections from the manager of our long-term care pool that reflected a significant increase in projected claim costs. As a result of this deterioration, we increased our long-term care pool reserves by $23.3 million (44%), before tax, during the fourth quarter of 2017 and we continue to monitor developments in the legacy long-term care industry. Although the updated future cash flow projections from the pool manager received during the fourth quarter of 2018 and 2019 were substantially consistent with that from the fourth quarter of 2017, there is no assurance that these future cash flow projections will remain stable into the future.

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

It is difficult to predict the impact of a challenging economic environment on our business. In Commercial Lines, a difficult economy in the past has resulted in reductions in demand for insurance products and services since there are more companies ceasing to do business and there are fewer business start-ups, particularly as businesses are affected by a decline in overall consumer and business spending. Additionally, claims frequency could increase as policyholders submit and pursue claims more aggressively than in the past, fraud incidences may increase, or we may experience higher incidents of abandoned properties or poorer maintenance, which may also result in more claims activity. We have experienced higher workers’ compensation claims as injured employees take longer to return to work, increased surety losses as construction companies experience financial pressures and higher retroactive premium returns as audit results reflect lower payrolls. Our business could also be affected by an ensuing consolidation of independent insurance agencies. Our ability to increase pricing has been impacted as agents and policyholders have been more price sensitive, customers shop for policies more frequently or aggressively, utilize comparative rating models or, in Personal Lines in particular, turn to direct sales channels rather than independent agents. We have also experienced decreased new business premium levels, retention and renewal rates, and renewal premiums. Specifically, in Personal Lines, policyholders may reduce coverages or change deductibles to reduce premiums, experience declining home values, or be subject to increased foreclosures, and policyholders may retain older or less expensive automobiles and purchase or insure fewer ancillary items such as boats, trailers and motor homes for which we provide coverages. Additionally, if as a result of a difficult economic environment, drivers continue to eliminate automobile insurance coverage or to reduce their bodily injury limit, we may be exposed to more uninsured and underinsured motorist coverage losses. Conversely, favorable economic conditions may also impact our business and results of operations. For example, recent low unemployment has caused employers to hire less experienced workers, which has contributed to higher workers’ compensation and higher commercial automobile losses.

At December 31, 2019, we held approximately $8.2 billion of investment assets in categories such as fixed maturities, equity securities, other investments, and cash and short-term investments. Our investments are primarily concentrated in the domestic market. Our investment returns, and thus our profitability, statutory surplus and shareholders’ equity, may be adversely affected from time to time by conditions affecting our specific investments and, more generally, by bond, stock, real estate and other market fluctuations and general economic, market and political conditions, including the impact of changing government policies, including monetary policies, and geopolitical risks (which may include the impact of terrorism in the Middle East or pandemic events). These broader market conditions are out of our control. Our ability to make a profit on insurance products depends in significant part on the returns on investments supporting our obligations under these products, and the value of specific investments may fluctuate substantially depending on the foregoing conditions. We may use a variety of strategies to hedge our exposure to interest and currency rates and other market risks. However, hedging strategies are not always available and carry certain credit risks, and our hedging could be ineffective. Moreover, increased government regulation of certain derivative transactions used to hedge certain market risks has served to prevent (or otherwise substantially increase the cost associated with) hedging such risks.

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

Debt securities comprise a material portion of our investment portfolio. The concentration of our investment portfolio in any one type of investment, industry or geography could have a disproportionately adverse effect on our investment portfolio. The issuers of debt securities, as well as borrowers under the loans we make, customers, trading counterparties, counterparties under swaps and other derivative contracts, banks which have commitments under our various borrowing arrangements, and reinsurers, may be affected by declining market conditions or credit weaknesses. These parties may default on their obligations to us due to lack of liquidity, downturns in the economy or real estate values, operational failure, bankruptcy or other reasons. Future increases in interest rates could result in increased defaults as borrowers are unable to pay the additional borrowing costs on variable rate securities or obtain refinancing. We cannot provide assurance that impairment charges will not be necessary in the future. In addition, evaluation of available-for-sale securities for other-than-temporary impairment includes inherent uncertainty and subjective determinations. We cannot be certain that such impairments are adequate as of any stated date. Our ability to fulfill our debt and other obligations could be adversely affected by the default of third parties on their obligations owed to us.

Deterioration in the global financial markets may adversely affect our investment portfolio and have a related impact on our other comprehensive income, shareholders’ equity and overall investment performance. Recent economic activity has slowed, although growth continues at a moderate rate, and monetary policies in developed economies currently remain accommodative.  However, the effects of geo-political developments and conditions in global financial markets could change rapidly in ways that we cannot anticipate, resulting in additional realized and unrealized losses.

Market conditions also affect the value of assets under our employee pension plans, including our Cash Balance Plan. The expense or benefit related to our employee pension plans results from several factors, including, but not limited to, changes in the market value of plan assets, interest rates, regulatory requirements or judicial interpretation of benefits. At December 31, 2019, our plan assets included approximately 90% of fixed maturities and 10% of equity securities and other assets. Additionally, our qualified plan assets exceeded liabilities by $15.1 million at December 31, 2019. Declines in the market value of plan assets and lower interest rates from levels at December 31, 2019, among other factors, could impact our funding estimates and negatively affect our results of operations. Deterioration in market conditions and differences between our assumptions and actual occurrences, and behaviors, could result in a need to fund more into the qualified plans to maintain an appropriate funding level.

Additional uncertainties, which could affect our business prospects and investments include the current U.S. political environment, which is characterized by potentially sharp policy differences which may affect all aspects of the economy. The impact of these differences may accelerate as the country approaches presidential and legislative elections in November 2020.

These same market and political conditions and factors could also cause the market price of our common stock to fluctuate or become volatile, which could adversely affect our stock price. Because our stock price is influenced by our financial performance, industry trends and sentiment and other larger macro-economic factors that are out of our control, the price of our common stock may not remain at or exceed current or historical levels.

We may experience unrealized losses on our investments, especially during a period of heightened volatility, or if assumptions related to our investment valuations are changed, which could have a material adverse effect on our results of operations or financial condition.

Our investment portfolio and shareholders’ equity can be, and in the past have been, significantly impacted by changes in the market values of our securities. U.S. and global financial markets and economies remain uncertain. This could result in unrealized and realized losses in future periods, and adversely affect the liquidity of our investments, which could have a material adverse impact on our results of operations and our financial position. Information with respect to interest rate sensitivity is included in “Quantitative and Qualitative Disclosures” in Management’s Discussion and Analysis. Valuation of financial instruments (i.e., Level 1, 2, or 3) include methodologies, estimates, assumptions and judgments that are inherently subjective and open to different interpretations and could result in changes to investment valuations or the ability to receive such valuations on sale. During periods of market disruption, it may be difficult to value certain of our securities if trading becomes less frequent and/or market data becomes less observable. In addition, in times of financial market disruption, certain asset classes that were in active markets with significant observable data may become illiquid. In those cases, the valuation process includes inputs that are less observable and require more subjectivity and judgment by management. Furthermore, a change in the subjective methodologies, estimates, assumptions and judgments used to value our investments could also materially affect the valuation of certain investments.

If, following such declines, we are unable to hold our investment assets until they recover in value, or if such asset value never recovers, we would incur other-than-temporary impairments that would be recognized as realized losses in our results of operations, reduce net income and earnings per share and adversely affect our liquidity and capital position. Impairment determinations, like valuations, are also subjective, and changes to the methodologies, estimates, assumptions and judgments used to determine impairments may affect the timing and amount of impairment losses recognized in our results of operations. Temporary declines in the market value of fixed maturities are recorded as unrealized losses, which do not affect net income and earnings per share, but reduce other comprehensive income, which is reflected on our Consolidated Balance Sheets. We cannot provide assurance that we will not have additional other-than-temporary impairments and/or unrealized or realized investment losses in the future.

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

Although there are uncertainties associated with the cessation of the London Interbank Offered Rate (“LIBOR”) at the end of 2021, we do not believe that the transition from LIBOR is material to our organization.

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

Inflationary pressures in the U.S. with respect to medical and health care, automobile repair and construction costs, as well as social inflation of litigation costs, jury awards and settlement expectations, all of which are significant components of our indemnity liabilities under policies we issue to our customers, and which could also impact the adequacy of reserves we have set aside for prior accident years, may have a negative effect on our results of operations. Inflationary pressures also cause or contribute to, or are the result of, increases in interest rates, which would reduce the fair value of our investment portfolio.

We are a holding company and rely on our insurance company subsidiaries for cash flow; we may not be able to receive dividends from our subsidiaries in needed amounts and may be required to provide capital to support their operations.

We are a holding company for a group of insurance companies, and our principal assets are the shares of capital stock of these subsidiaries. Our ability to make required interest payments on our debt, as well as our ability to pay operating expenses and pay dividends to shareholders, depends upon the receipt of sufficient funds from our subsidiaries. The payment of dividends by our insurance company subsidiaries is subject to regulatory restrictions and will depend on the surplus and future earnings of these subsidiaries, as well as these regulatory restrictions. We are required to notify insurance regulators prior to paying any dividends from our insurance subsidiaries, and pre-approval is required with respect to “extraordinary dividends”.

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

Our dependence on our insurance subsidiaries for cash flow, and their potential need for capital support, exposes us to the risk of changes in their ability to generate sufficient cash inflows from new or existing customers or from increased cash outflows. Cash outflows may result from claims activity, expense payments or investment losses. Because of the nature of our business, claims activity can arise suddenly and in amounts which could outstrip our capital or liquidity resources (particularly in the event of a large catastrophe loss). Reductions in cash flow or capital demands from our subsidiaries could have a material adverse effect on our business and results of operations.

We may require additional capital or credit in the future, which may not be available or only available on unfavorable terms.

We monitor our capital adequacy on a regular basis. Our future capital and liquidity requirements depend on many factors, including our premiums written, loss reserves and claim payments, investment portfolio composition and risk exposures, the availability of letters and lines of credit, as well as regulatory and rating agency capital requirements. In addition, our capital strength can affect our ratings.

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

We are responsible to our policyholders for administering their policies, premiums and claims and ensuring that appropriate records are maintained that reflect their transactions. We are subject to risks that errors or omissions of information occurred with respect to the administration of our products. We are also subject to misconduct and fraud on the part of our employees and agents. As a result, we are subject to risks of liabilities associated with “bad faith”, unfair claims practices, unfair trade practices or similar allegations. Such risks may stem from allegations of agents, vendors, policyholders, claimants, reinsurers, regulators, governmental authorities, or others. We may incur charges associated with any errors and omissions previously made or that are made in future periods. These charges may result from our obligation to policyholders to correct any errors or omissions or refund premiums, non-compliance with regulatory requirements, from fines imposed by regulatory authorities, or from other items.

We are subject to all of the foregoing risks with respect to the third-party asset management operations of Opus. Opus, which had $3.5 billion of unaffiliated assets under management as of December 31, 2019, is subject to federal (SEC) and other regulatory requirements and is subject to operational, technological, information security, investment and other risks, as well as claims by third parties whose funds it manages.

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

As a publicly traded company, we are required to maintain effective internal control over financial reporting. While management has certified that our internal control over financial reporting was effective as of December 31, 2019, because internal control over financial reporting is complex, we cannot assure you that our internal control over financial reporting will be effective in the future. Any failure to design, implement or maintain required controls, gaps in internal controls, or difficulties encountered in their operation, could adversely affect our results or cause us to fail to meet our reporting obligations. If we are not able to maintain or document effective internal control over financial reporting, our independent registered public accounting firm would be unable to certify the effectiveness of our internal control over financial reporting or opine that our financial statements fairly present, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP. Significant internal control deficiencies may also prevent us from reporting our financial information on a timely basis or cause us to restate previously issued financial information, and thereby subject us to litigation and adverse regulatory consequences, including fines and other penalties, and could result in a breach of the covenants under our credit agreements. Investor confidence in us and the reliability of our financial statements could erode, resulting in a decline in our stock price.

ITEM 1B–UNRESOLVED STAFF COMMENTS

None.

ITEM 2–PROPERTIES

We conduct our business operations primarily in our company-owned facilities in Worcester, Massachusetts and Howell, Michigan. We also lease offices throughout the United States for branch sales, underwriting and claims processing functions, and the operations of acquired subsidiaries.

We believe our facilities are adequate for our present needs in all material respects.

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

PART II

ITEM 5–MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK AND STOCKHOLDER OWNERSHIP

Our common stock is traded on the New York Stock Exchange under the symbol “THG”. On February 19, 2020, we had approximately 15,933 shareholders of record and 38,446,006 shares of common stock outstanding. On the same date, the trading price of our common stock was $137.51 per share.

DIVIDENDS

On December 5, 2019, the Board of Directors declared a special dividend of $2.50 per outstanding share.

We currently expect that quarterly cash dividends, comparable to what we have paid in the past of $0.65 per share in the fourth quarter of 2019, will continue to be paid in the future; however, the payment of future quarterly or special dividends on our common stock will be determined by the Board of Directors from time to time based upon cash available at our holding company, our results of operations and financial condition and such other factors as the Board of Directors considers relevant.

Dividends to shareholders may be funded from dividends paid to us from our subsidiaries. Dividends from insurance subsidiaries are subject to restrictions imposed by state insurance laws and regulations. See “Liquidity and Capital Resources” in Management’s Discussion and Analysis and Note 12 – “Dividend Restrictions” in the Notes to Consolidated Financial Statements.

ISSUER PURCHASES OF EQUITY SECURITIES

The Board of Directors authorized a stock repurchase program which provides for aggregate repurchases of up to $900 million, including a $300 million increase to the program on December 5, 2019. Under the repurchase authorization, we may repurchase our common stock from time to time, in amounts, at prices, and at times we deem appropriate, subject to market conditions and other considerations. Our repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. Pursuant to the terms of accelerated share repurchase (“ASR”) agreements executed on December 30, 2018 (the “December 2018 ASR”) and on June 28, 2019 (the “June ASR”), we repurchased approximately 3.2 million shares of our common stock for $400.0 million. On December 9, 2019, pursuant to the terms of a third ASR agreement (the “December 2019 ASR”) we paid $150.0 million and received an initial delivery of approximately 0.9 million shares of common stock, which was approximately 80% of the total number of shares expected to be repurchased under the December 2019 ASR. Final settlement of the December 2019 ASR is expected to occur not later than March 25, 2020.

Shares purchased in the fourth quarter of 2019 were as follows:

PERIOD	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (in millions) (3)
October 1 - 31, 2019 (1)(2)	235,431	$126.61	231,511	$196
November 1 - 30, 2019 (1)	65,130	133.32	65,016	187
December 1 - 31, 2019 (1)	905,262	133.81	904,860	336
Total	1,205,823	$132.37	1,201,387	$336

(1)

Includes 3,290, 114 and 402 shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards for the months ended October 31, November 30 and December 31, 2019, respectively.

(2)	Includes 201,511 shares of common stock received as final settlement of the June ASR.
(3)

As noted above, the Board of Directors authorized a $300 million increase in December 2019 to the $600 million stock repurchase program authorized by the Board of Directors in December 2018, providing for aggregate repurchases of up to $900 million.

ITEM 6 - SELECTED FINANCIAL DATA

FIVE YEAR SUMMARY OF SELECTED FINANCIAL HIGHLIGHTS

YEARS ENDED DECEMBER 31	2019	2018	2017	2016	2015
(in millions, except per share data)
Statements of Income
Revenues
Premiums	$4,474.5	$4,254.4	$3,980.4	$3,789.5	$3,653.6
Net investment income	281.3	267.4	243.9	231.6	231.1
Net realized investment gains (losses)	109.4	(50.7)	21.1	10.2	19.2
Fees and other income	25.5	23.2	22.5	22.6	23.6
Total revenues	4,890.7	4,494.3	4,267.9	4,053.9	3,927.5
Losses and Expenses
Losses and loss adjustment expenses	2,865.5	2,724.6	2,579.6	2,546.0	2,367.9
Amortization of deferred acquisition costs	926.7	891.8	840.7	803.6	778.0
Loss on repayment of debt	—	28.2	—	88.3	24.1
Other operating expenses	576.4	567.2	554.7	550.0	540.8
Total losses and expenses	4,368.6	4,211.8	3,975.0	3,987.9	3,710.8
Income from continuing operations before income taxes	522.1	282.5	292.9	66.0	216.7
Income tax expense (benefit)	93.1	43.5	76.8	(1.0)	59.3
Income from continuing operations, net of taxes	429.0	239.0	216.1	67.0	157.4
Discontinued Operations:
Sale of Chaucer business, net of taxes	(1.2)	131.9	—	—	—
Income (loss) from Chaucer business, net of taxes	1.6	20.0	(13.1)	89.1	173.4
Income (loss) from discontinued life businesses, net of taxes	(4.3)	0.1	(16.8)	(1.0)	0.7
Net income	$425.1	$391.0	$186.2	$155.1	$331.5
Net income per common share (diluted)	$10.46	$9.09	$4.33	$3.59	$7.40
Dividends declared per common share	$4.95	$6.97	$2.04	$1.88	$1.69

Balance Sheets (at December 31)
Total assets	$12,490.5	$12,399.7	$15,469.6	$14,220.4	$13,781.2
Debt	653.4	777.9	786.9	786.4	803.1
Total liabilities	9,574.3	9,445.0	12,471.9	11,362.9	10,936.8
Shareholders' equity	2,916.2	2,954.7	2,997.7	2,857.5	2,844.4

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

Results of operations include the accounts of The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America (“Citizens”), our principal property and casualty companies, and certain other insurance and non-insurance subsidiaries. Our results of operations also include the results of our discontinued operations, consisting primarily of our former Chaucer international business, Chaucer Holdings Limited (“Chaucer”), a United Kingdom (“U.K.”) domiciled specialist insurance underwriting group which operates through the Society and Corporation of Lloyd’s (“Lloyd’s”), and the international insurance and non-insurance subsidiaries, which collectively constituted our former Chaucer segment. On December 28, 2018, we completed the sale of Chaucer to China Reinsurance (Group) Corporation (“China Re”), and subsequently completed the sales of the Chaucer-related Irish and Australian entities on February 14, 2019 and April 10, 2019, respectively. For all periods presented, operations from Chaucer are presented as discontinued operations. Discontinued operations also include the results of our accident and health and former life insurance businesses.

EXECUTIVE OVERVIEW

Business operations consist of three operating segments: Commercial Lines, Personal Lines and Other.

Our strategy, which focuses on the independent agency distribution channel, reinforces THG’s commitment to our agency partners. It is designed to generate profitable growth by leveraging the strengths of our distribution approach, including expansion of our agency footprint in underpenetrated geographies, as warranted. As part of that strategy, we have increased our capabilities in specialty markets and investments designed to develop growth solutions for our agency distribution channel. Our goal is to grow responsibly in all of our businesses, while managing volatility.

Net income was $425.1 million in 2019, compared to $391.0 million in 2018, an increase of $34.1 million, primarily due to an increase in the net change in fair value of equity securities and from an increase in operating income in 2019. Net income in 2018 benefitted from the gain on the sale of Chaucer and Chaucer income earned during a portion of the year prior to its sale.

Operating income before interest expense and income taxes (a non-GAAP financial measure; see also “Results of Operations – Consolidated – Non-GAAP Financial Measures”) was $453.6 million in 2019 compared to $406.5 million in 2018, an increase of $47.1 million. This increase is primarily due to lower catastrophe losses, earned premium growth, lower expenses and higher net investment income, partially offset by higher non-catastrophe current accident year losses.

Pre-tax catastrophe losses were $169.3 million in 2019, compared to $219.2 million in 2018, a decrease of $49.9 million. Net favorable development on prior years’ loss and loss adjustment expense (“LAE”) reserves (“prior years’ loss reserves”) was $0.9 million in 2019, compared to unfavorable development of $0.4 million in 2018.

Commercial Lines

Our account-focused approach to the small commercial market, distinctiveness in the middle market and continued development of specialty lines provides us with a diversified portfolio of products and delivers significant value to agents and policyholders. Each of these businesses is expected to contribute to premium growth in Commercial Lines over the next several years as we continue to pursue our core strategy of developing strong partnerships with agents, enhanced franchise value through limited distribution, distinctive products and coverages, and continued investment in industry segmentation.

These efforts have driven and, subject to market conditions, we believe they will continue to drive, improvement in our overall mix of business and our underwriting profitability. Commercial Lines net premiums written grew by 3.7% in 2019, primarily due to growth in our commercial multiple peril, inland marine, workers’ compensation and professional liability lines of business, partially offset by specific underwriting actions in our Hanover Programs and commercial automobiles lines.

Underwriting results improved in 2019, as compared to 2018, primarily due to lower catastrophe losses, earned premium growth and lower expenses, partially offset by higher current accident year large property loss activity in our specialty industrial property line and, to a lesser extent, our inland marine and Hanover Programs lines. The competitive nature of the Commercial Lines market requires us to be highly disciplined in our underwriting process to ensure that we write business at acceptable margins, and we continue to seek rate increases across our lines of business.

Personal Lines

Personal Lines focuses on partnering with high quality, value-oriented agencies that deliver consultative selling and stress the importance of account rounding (the conversion of single policy customers to accounts with multiple policies and additional coverages, to address customers’ broader objectives). Approximately 85% of our policies in force are account business. We are focused on seeking profitable growth opportunities, building a distinctive position in the market and diversifying geographically.

Net premiums written grew by 5.7% in 2019, primarily due to higher renewal premium, driven by rate increases. Underwriting results declined in 2019, as compared to 2018, primarily due to higher non-catastrophe current accident year losses, partially offset by earned premium growth and lower expenses. We continue to seek rate increases that meet or exceed underlying loss cost trends, subject to regulatory and competitive considerations.

DESCRIPTION OF OPERATING SEGMENTS

Primary business operations include insurance products and services currently provided through three operating segments: Commercial Lines, Personal Lines and Other. Commercial Lines includes commercial multiple peril, commercial automobile, workers’ compensation, and other commercial coverages, such as management and professional liability, marine, Hanover Programs, specialty industrial and commercial property, monoline general liability and surety. Personal Lines includes personal automobile, homeowners, and other personal coverages, such as umbrella. Included in the “Other” segment are Opus Investment Management, Inc., which markets investment management services to institutions, pension funds, and other organizations; earnings on holding company assets; holding company and other expenses, including certain costs associated with retirement benefits due to our former life insurance employees and agents; and a run-off voluntary property and casualty pools business. The operations of Chaucer are classified as discontinued operations for the period ending December 31, 2019, and all prior periods presented. We present the separate financial information of each segment consistent with the manner in which our chief operating decision maker evaluates results in deciding how to allocate resources and in assessing performance.

We report interest expense on debt separately from the earnings of our operating segments. This consists of interest on our senior and subordinated debentures.

RESULTS OF OPERATIONS – CONSOLIDATED

2019 Compared to 2018

Consolidated net income was $425.1 million in 2019, compared to $391.0 million in 2018, an increase of $34.1 million. The year over year comparison of consolidated net income reflects an increase in after-tax net realized and unrealized investment gains of $132.1 million, principally related to the changes in fair value of equity securities. Additionally, operating income before interest expense and income taxes increased $47.1 million, primarily due to lower catastrophe losses, earned premium growth, lower expenses and higher net investment income, partially offset by higher current accident year large loss activity, particularly in the property lines. The increase in the year over year net income comparison was partially offset by the $131.9 million gain from the sale of our former Chaucer business in 2018.

2018 Compared to 2017

Consolidated net income was $391.0 million in 2018, compared to $186.2 million in 2017, an increase of $204.8 million. The year over year comparison of consolidated net income reflects a $131.9 million gain, net of taxes, on the sale of our former Chaucer business. Additionally, operating income before interest expense and income taxes increased $79.2 million, primarily due to lower catastrophe losses and higher net investment income. Income increased from our discontinued operations, primarily Chaucer and, to a lesser extent, our discontinued life businesses, which incurred a 2017 reserve charge related to our participation in a long-term care pool (See also “Discontinued Operations” section below). Also, income tax expense on operating income decreased $20.2 million, driven by a decrease in the U.S. statutory tax rate from 35% to 21% effective January 1, 2018. These increases in net income were partially offset by net realized and unrealized investment losses, net of taxes, of $30.9 million in 2018, compared to net realized investment gains, net of taxes, of $26.2 million in 2017, principally related to reductions in fair value of equity securities. Effective January 1, 2018, we implemented ASU 2016-01, which requires that the changes in fair value of equity securities be presented in net income. Prior to then, these changes were recognized through accumulated other comprehensive income (see also Note 1 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements). Net income was also affected by $22.3 million in losses, net of taxes, associated with the repayment of debt in 2018.

The following table reflects operating income before interest expense and income taxes for each operating segment and a reconciliation to consolidated net income from operating income before interest expense and income taxes (a non-GAAP measure).

YEARS ENDED DECEMBER 31	2019	2018	2017
(in millions)
Operating income (loss) before interest expense and income taxes:
Commercial Lines	$300.1	$265.7	$177.4
Personal Lines	144.9	146.2	158.7
Other	8.6	(5.4)	(8.8)
Operating income before interest expense and income taxes	453.6	406.5	327.3
Interest expense on debt	(37.5)	(45.1)	(45.2)
Operating income before income taxes	416.1	361.4	282.1
Income tax expense on operating income	(84.5)	(69.3)	(89.5)
Operating income	331.6	292.1	192.6
Non-operating items:
Net realized investment gains (losses)	109.4	(50.7)	21.1
Net loss from repayment of debt	—	(28.2)	—
Other	(3.4)	—	(10.3)
Income tax benefit (expense) on non-operating items	(8.6)	25.8	12.7
Income from continuing operations, net of taxes	429.0	239.0	216.1
Discontinued operations:
Sale of Chaucer business, net of taxes	(1.2)	131.9	—
Income (loss) from Chaucer business, net of taxes	1.6	20.0	(13.1)
Income (loss) from discontinued life businesses, net of taxes	(4.3)	0.1	(16.8)
Net income	$425.1	$391.0	$186.2

Non-GAAP Financial Measures

In addition to consolidated net income, discussed above, we assess our financial performance based upon pre-tax “operating income,” and we assess the operating performance of each of our three operating segments based upon the pre-tax operating income (loss) generated by each segment. As reflected in the table above, operating income before taxes excludes interest expense on debt and certain other items which we believe are not indicative of our core operations, such as net realized and unrealized investment gains and losses. Such gains and losses are excluded since they are determined by interest rates, financial markets and the timing of sales. Also, operating income before taxes excludes net gains and losses on disposals of businesses, gains and losses related to the repayment of debt, discontinued operations, costs to acquire businesses, restructuring costs, the cumulative effect of accounting changes and certain other items. Although the items excluded from operating income before taxes are important components in understanding and assessing our overall financial performance, we believe a discussion of operating income before taxes enhances an investor’s understanding of our results of operations by highlighting net income attributable to the core operations of the business. However, operating income before taxes, which is a non-GAAP measure, should not be construed as a substitute for income before income taxes or income from continuing operations, and operating income should not be construed as a substitute for net income.

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

The following table summarizes the results of operations for the periods indicated:

YEARS ENDED DECEMBER 31	2019	2018	2017
(in millions)
Operating revenues
Net premiums written	$4,581.7	$4,384.8	$4,109.1
Net premiums earned	$4,474.5	$4,254.4	$3,980.4
Net investment income	281.3	267.4	243.9
Other income	25.5	23.2	22.5
Total operating revenues	4,781.3	4,545.0	4,246.8
Losses and operating expenses
Losses and LAE	2,864.6	2,724.6	2,574.9
Amortization of deferred acquisition costs	926.7	891.8	840.7
Other operating expenses	536.4	522.1	503.9
Total losses and operating expenses	4,327.7	4,138.5	3,919.5
Operating income before interest expense and income taxes	$453.6	$406.5	$327.3

2019 Compared to 2018

Operating income before interest expense and income taxes was $453.6 million for the year ended December 31, 2019, compared to $406.5 million for the year ended December 31, 2018, an increase of $47.1 million. This increase was primarily due to lower catastrophe losses, earned premium growth, lower expenses and higher net investment income, partially offset by higher current accident year large loss activity in our specialty industrial property line, personal automobile, and, to a lesser extent, our homeowners and marine lines.

Net premiums written increased by $196.9 million for the year ended December 31, 2019, compared to the year ended December 31, 2018, due to growth in both our Commercial and Personal Lines segments.

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

	YEAR ENDED DECEMBER 31, 2019
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$3,127.3	$2,707.2	$2,654.2	3.1	60.6	34.6	95.2
Personal Lines	1,991.2	1,874.5	1,820.3	4.7	68.9	27.4	96.3
Total	$5,118.5	$4,581.7	$4,474.5	3.8	64.0	31.6	95.6

	YEAR ENDED DECEMBER 31, 2018
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$2,968.1	$2,610.7	$2,548.4	5.6	61.5	34.9	96.4
Personal Lines	1,875.6	1,774.1	1,706.0	4.5	67.7	27.8	95.5
Total	$4,843.7	$4,384.8	$4,254.4	5.2	64.0	32.1	96.1

	YEAR ENDED DECEMBER 31, 2017
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$2,826.8	$2,462.0	$2,399.6	7.1	63.7	35.6	99.3
Personal Lines	1,736.7	1,647.1	1,580.8	5.1	66.1	28.0	94.1
Total	$4,563.5	$4,109.1	$3,980.4	6.4	64.7	32.6	97.3

The following table summarizes net premiums written, and loss and LAE and catastrophe loss ratios by line of business for the Commercial Lines and Personal Lines segments. Loss and LAE and catastrophe loss ratios include prior year reserve development.

	YEAR ENDED DECEMBER 31, 2019
(dollars in millions)	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios
Commercial Lines:
Commercial multiple peril	$909.4	63.0	7.5
Commercial automobile	336.1	71.9	0.4
Workers' compensation	334.6	50.7	—
Other commercial	1,127.1	58.3	1.4
Total Commercial Lines	2,707.2	60.6	3.1
Personal Lines:
Personal automobile	1,186.1	74.0	0.5
Homeowners	636.9	61.5	12.8
Other personal	51.5	41.5	2.8
Total Personal Lines	1,874.5	68.9	4.7
Total	$4,581.7	64.0	3.8

	YEAR ENDED DECEMBER 31, 2018
(dollars in millions)	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios
Commercial Lines:
Commercial multiple peril	$861.4	66.4	10.7
Commercial automobile	344.8	79.9	0.8
Workers' compensation	317.1	51.0	—
Other commercial	1,087.4	54.9	4.7
Total Commercial Lines	2,610.7	61.5	5.6
Personal Lines:
Personal automobile	1,127.5	72.0	0.5
Homeowners	604.0	61.2	12.1
Other personal	42.6	48.1	2.2
Total Personal Lines	1,774.1	67.7	4.5
Total	$4,384.8	64.0	5.2

	YEAR ENDED DECEMBER 31, 2017
(dollars in millions)	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios
Commercial Lines:
Commercial multiple peril	$815.3	66.2	11.8
Commercial automobile	322.7	70.6	1.4
Workers' compensation	311.1	58.6	—
Other commercial	1,012.9	61.1	7.3
Total Commercial Lines	2,462.0	63.7	7.1
Personal Lines:
Personal automobile	1,041.6	70.7	0.6
Homeowners	566.9	59.8	13.5
Other personal	38.6	35.9	1.8
Total Personal Lines	1,647.1	66.1	5.1
Total	$4,109.1	64.7	6.4

The following table summarizes GAAP underwriting results for the Commercial Lines, Personal Lines and Other segments and reconciles them to operating income (loss) before interest expense and income taxes.

	YEAR ENDED DECEMBER 31, 2019
(in millions)	Commercial Lines	Personal Lines	Other	Total
Underwriting profit (loss), excluding prior year reserve development and catastrophes	$176.0	$171.8	$(0.1)	$347.7
Prior year favorable (unfavorable) loss and LAE reserve development on non-catastrophe losses	28.7	(26.6)	(1.2)	0.9
Prior year favorable catastrophe development	24.6	2.9	—	27.5
Current year catastrophe losses	(107.8)	(89.0)	—	(196.8)
Underwriting profit (loss)	121.5	59.1	(1.3)	179.3
Net investment income	180.1	80.1	21.1	281.3
Fees and other income	9.2	11.4	4.9	25.5
Other operating expenses	(10.7)	(5.7)	(16.1)	(32.5)
Operating income before interest expense and income taxes	$300.1	$144.9	$8.6	$453.6

	YEAR ENDED DECEMBER 31, 2018
(in millions)	Commercial Lines	Personal Lines	Other	Total
Underwriting profit (loss), excluding prior year reserve development and catastrophes	$193.2	$176.8	$(3.0)	$367.0
Prior year favorable (unfavorable) loss and LAE reserve development on non-catastrophe losses	34.1	(33.3)	(1.2)	(0.4)
Prior year favorable catastrophe development	6.8	2.5	—	9.3
Current year catastrophe losses	(149.1)	(79.4)	—	(228.5)
Underwriting profit (loss)	85.0	66.6	(4.2)	147.4
Net investment income	182.2	73.7	11.5	267.4
Fees and other income	8.9	11.6	2.7	23.2
Other operating expenses	(10.4)	(5.7)	(15.4)	(31.5)
Operating income (loss) before interest expense and income taxes	$265.7	$146.2	$(5.4)	$406.5

	YEAR ENDED DECEMBER 31, 2017
(in millions)	Commercial Lines	Personal Lines	Other	Total
Underwriting profit (loss), excluding prior year reserve development and catastrophes	$173.4	$174.0	$(3.0)	$344.4
Prior year favorable (unfavorable) loss and LAE reserve development on non-catastrophe losses	9.4	(9.4)	(1.2)	(1.2)
Prior year favorable catastrophe development	1.4	—	—	1.4
Current year catastrophe losses	(172.0)	(80.9)	—	(252.9)
Underwriting profit (loss)	12.2	83.7	(4.2)	91.7
Net investment income	165.8	70.1	8.0	243.9
Fees and other income	8.4	11.4	2.7	22.5
Other operating expenses	(9.0)	(6.5)	(15.3)	(30.8)
Operating income (loss) before interest expense and income taxes	$177.4	$158.7	$(8.8)	$327.3
2019 Compared to 2018

Commercial Lines

Commercial Lines net premiums written were $2,707.2 million for the year ended December 31, 2019, compared to $2,610.7 million for the year ended December 31, 2018. This $96.5 million increase was primarily driven by pricing increases and strong retention.

Commercial Lines underwriting profit for the year ended December 31, 2019 was $121.5 million, compared to $85.0 million for the year ended December 31, 2018, an increase of $36.5 million. Catastrophe-related losses for the year ended December 31, 2019 were $83.2 million, compared to $142.3 million for the year ended December 31, 2018, a decrease of $59.1 million. This decrease is partially attributable to an increase in prior year favorable catastrophe development of $17.8 million, primarily due to the sale of subrogation rights on certain California wildfire losses incurred in 2017 and 2018. Favorable development on prior years’ loss reserves, excluding catastrophes, for the year ended December 31, 2019 was $28.7 million, compared to $34.1 million for the year ended December 31, 2018, a decrease of $5.4 million.

Commercial Lines current accident year underwriting profit, excluding catastrophes, was $176.0 million for the year ended December 31, 2019, compared to $193.2 million for the year ended December 31, 2018. This $17.2 million decrease was primarily due to higher current accident year large property loss activity in our specialty industrial property line and, to a lesser extent, in our marine and Hanover Programs lines within other commercial lines, partially offset by earned premium growth and lower expenses.

We are continuing to manage underwriting performance through increased rates, pricing segmentation, specific underwriting actions and targeted new business growth. Our ability to achieve overall rate increases is affected by the current competitive pricing environment, particularly within our workers’ compensation line, which may hamper our ability to grow in this portion of our business.

Personal Lines

Personal Lines net premiums written were $1,874.5 million for the year ended December 31, 2019, compared to $1,774.1 million for the year ended December 31, 2018, an increase of $100.4 million. This was primarily due to higher renewal premium driven by rate increases, which was modestly offset by lower policy retention.

Net premiums written in the personal automobile line of business for the year ended December 31, 2019 were $1,186.1 million, compared to $1,127.5 million for the year ended December 31, 2018, an increase of $58.6 million. This increase was primarily due to rate increases and an increase in policies in force of 1.4%. Net premiums written in the homeowners line of business for the year ended December 31, 2019 were $636.9 million, compared to $604.0 million for the year ended December 31, 2018, an increase of $32.9 million. This is attributable to rate increases and an increase in policies in force of 2.1%.

Personal Lines underwriting profit for the year ended December 31, 2019 was $59.1 million, compared to $66.6 million for the year ended December 31, 2018, a decrease of $7.5 million. Catastrophe losses for the year ended December 31, 2019 were $86.1 million, compared to $76.9 million for the year ended December 31, 2018, an increase of $9.2 million. Unfavorable development on prior years’ loss reserves for the year ended December 31, 2019 was $26.6 million, compared to $33.3 million for the year ended December 31, 2018, a decrease of $6.7 million.

Personal Lines current accident year underwriting profit, excluding catastrophes, was $171.8 million in the year ended December 31, 2019, compared to $176.8 million for the year ended December 31, 2018. This $5.0 million decrease was primarily due to higher current accident year losses in our personal automobile and homeowners lines, partially offset by earned premium growth and lower expenses.

We have been able to obtain rate increases in our Personal Lines markets and believe that our ability to obtain increases will continue. However, our ability to maintain Personal Lines net premiums written may be affected by price competition, and regulatory and legal developments. Additionally, these factors along with weather-related loss volatility may also affect our ability to maintain and improve underwriting results. We monitor these trends and consider them in our rate actions.

In addition, and as discussed under “Risk Factors - Michigan PIP Reform”, Michigan enacted major reforms of its current system governing personal and commercial automobile insurance. Michigan business represents 47% of our total personal automobile net premiums written. We currently believe the net impact of these reforms should not be significant to our total net premiums written and underwriting income in 2020; however, in light of the uncertainties attendant to these reforms, no assurances can be provided.

Other

Other operating income was $8.6 million for the year ended December 31, 2019, compared to other operating losses of $5.4 million for the year ended December 31, 2018, an improvement of $14.0 million. This was primarily due to higher net investment income, which includes the investment of the remaining proceeds from the Chaucer sale transaction. All of the proceeds of the Chaucer transaction were distributed in 2019 through share repurchases or special dividends, and therefore will not be available for investment in 2020.

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

Management’s process for establishing loss reserves is a comprehensive process that involves input from multiple functions throughout our organization, including actuarial, finance, claims, legal, underwriting, distribution and business operations management. The process incorporates facts currently known, as well as the current, and in some cases, the anticipated, state of the law and coverage litigation. Based on information currently available, we believe that the aggregate loss reserves at December 31, 2019 were adequate to cover claims for losses that had occurred as of that date, including both those known to us and those yet to be reported. However, as described below, there are significant uncertainties inherent in the loss reserving process. Our estimate of the ultimate liability for losses that had occurred as of December 31, 2019 is expected to change in future periods as we obtain further information, and such changes could have a material effect on our results of operations and financial position.

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

The IBNR reserve includes a provision for claims that have occurred but have not yet been reported to us, some of which may not yet be known to the insured, as well as a provision for future development on reported claims. IBNR represents a significant proportion of our total net loss reserves, particularly for long-tail liability classes. In fact, approximately 49% of our aggregate net loss reserves at December 31, 2019 were for IBNR losses and loss expenses.

Critical Judgments and Key Assumptions

We determine the amount of our net loss reserves (i.e., net of estimated reinsurance recoverables) based on an estimation process that is complex and considers information from both company specific and industry data, as well as general economic and other information. The estimation process utilizes a combination of objective and subjective information, the blending of which requires significant professional judgment. There are various assumptions required, including future trends in frequency and severity of claims, operational changes in claim handling and case reserving practices and trends related to general economic and social conditions. Informed judgments as to our ultimate exposure to losses are an integral component of our loss reserve estimation process.

Given the inherent complexity of our loss reserve estimation process and the potential variability of the assumptions used, the actual emergence of losses will vary, perhaps substantially, from the estimate of losses included in our financial statements, particularly in those instances where settlements or other claim resolutions do not occur until well into the future. Our net loss reserves at December 31, 2019 were $4.1 billion. Therefore, a relatively small percentage change in the estimate of net loss reserves would have a material effect on our results of operations.

There is greater inherent uncertainty in estimating insurance reserves for certain types of property and casualty insurance lines, particularly liability lines, where a longer period of time may elapse before a definitive determination of ultimate liability and losses may be made (sometimes referred to as “long-tail” business). In addition, the technological, judicial, regulatory and political climates involving these types of claims are continuously evolving. There is also greater uncertainty in establishing reserves with respect to business that is new to us, particularly new business which is generated with respect to newly introduced product lines, by newly appointed agents or in geographies in which we have less experience in conducting business. In such cases, there is less historical experience or knowledge and less data upon which we can rely. A combination of business that is both new to us and has longer development periods provides even greater uncertainty in estimating insurance reserves. In our management and professional liability lines, we are modestly increasing, and expect to continue to increase, our exposure to longer-tailed liability lines, including directors and officers liability, errors and omissions liability and product liability coverages. In addition, in recent periods we have experienced extensions of the “tails” in certain lines of business as the full value of claims are presented later than had been our historical experience.

We regularly update our reserve estimates as new information becomes available and additional events occur which may impact the resolution of unsettled claims. Reserve adjustments are reflected in the results of operations as adjustments to losses and LAE. Often, these adjustments are recognized in periods subsequent to the period in which the underlying policy was written and the loss event occurred. When these types of subsequent adjustments affect prior years, they are described separately as “prior year reserve development”. Such development can be either favorable or unfavorable to our financial results and may vary by line of business. As discussed below, estimated loss and LAE reserves for claims occurring in prior years, in the aggregate, developed favorably by $0.9 million for the year ended December 31, 2019 and unfavorably by $0.4 million and $1.2 million for the years ended December 31, 2018 and 2017, respectively, although there was some significant variance by line of business. Additionally, our estimated loss and LAE reserves for catastrophe claims occurring in prior years developed favorably by $27.5 million, $9.3 million and $1.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. There can be no assurance that current loss and LAE reserves will be sufficient.

We regularly review our reserving techniques, our overall reserving position and our reinsurance. Based on (i) our review of historical data, legislative enactments, judicial decisions, legal developments in impositions of damages and policy coverage, political attitudes and trends in general economic conditions, (ii) our review of per claim information, (iii) our historical loss experience and that of the industry, (iv) the nature of policies written by us, and (v) our internal estimates of required reserves, we believe that adequate provision has been made for loss reserves. However, establishment of appropriate reserves is an inherently uncertain process, and there can be no certainty that current established reserves will prove adequate in light of subsequent actual experience. A significant change to the estimated reserves would have a material impact on our results of operations and financial position. An increase or decrease in reserve estimates would result in a corresponding decrease or increase in financial results. For example, each one percentage point change in the aggregate loss and LAE ratio resulting from a change in reserve estimation is currently projected to have an approximate $45 million impact on operating income, based on 2019 full year premiums.

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

Some risk factors affect multiple lines of business. Examples include changes in claim handling and claim reserving practices, changes in claim settlement patterns, regulatory and legislative actions, court actions, so-called “social inflation”, timeliness of claim reporting, state mix of claimants and degree of claimant fraud. Additionally, there is also a higher degree of uncertainty due to growth in our acquired businesses, with respect to which we have less familiarity and, in some cases, limited historical claims experience. The extent of the impact of a risk factor will also vary by components within a line of business. Individual risk factors are subject to interactions with other risk factors within line of business components. Thus, risk factors can have offsetting or compounding effects on required reserves.

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

We are also defendants in various litigation matters, including putative class actions, which may seek punitive damages, bad faith or extra-contractual damages, legal fees and interest, or claim a broader scope of policy coverage or settlement and payment obligations than our interpretation. Resolution of these cases are often highly unpredictable and could involve material unanticipated damage awards. We have experienced, and others in the industry have reported, increased attorney involvement in claims, delayed submissions of medical and other expense claims and a trend toward higher valued settlements and litigation, all of which contribute to uncertainty regarding reserve estimates.

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

Short-tail classes consist principally of automobile physical and property damage, homeowners property, commercial property and marine business. For these property coverages, claims are generally reported and settled shortly after the loss occurs because the claims relate to tangible property and are more likely to be discovered shortly after the loss occurs. Consequently, the estimation of loss reserves for these classes is generally less complex.

While we estimate that approximately half of our written premium is in, what we would characterize as shorter-tail classes of business, most of our loss reserves relate to longer-tail liability classes of business. Long-tailed classes include automobile liability, commercial liability, third-party coverage and workers’ compensation. For many liability claims, significant periods of time, ranging up to several years or more, may elapse between the occurrence of the loss, the discovery and reporting of the loss to us and the settlement of the claim. As a result, loss experience in the more recent accident years for long-tailed liability coverage has limited statistical credibility because a relatively small proportion of losses in these accident years (the calendar years in which losses are incurred) are reported claims and an even smaller proportion are paid losses. Liability claims are also more susceptible to litigation and can be significantly affected by changing contract interpretations, the legal, political and social environment, the risk and expense of protracted litigation and inflation. Consequently, the estimation of loss reserves for these coverages is more complex and typically subject to a higher degree of variability and uncertainty compared to short-tailed coverages.

Most of our indirect business from our run-off voluntary and ongoing involuntary pools is assumed long-tailed casualty reinsurance. Reserve estimates for this business are therefore subject to the variability caused by extended loss emergence periods. The estimation of loss reserves for this business is further complicated by delays between the time the claim is reported to the ceding insurer and when it is reported by the ceding insurer to the pool manager and then to us, and by our dependence on the quality and consistency of the loss reporting by the ceding company and actuarial estimates by the pool manager. These reserving factors also apply to our discontinued assumed accident and health reinsurance pools and arrangements that are included in our liabilities of discontinued life businesses (See “Risk Factors” in Part I – Item 1A for further discussion).

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

Our carried reserves for each line of business and coverage are determined based on the quarterly loss reserving process. In making the determination, we consider numerous quantitative and qualitative factors. Quantitative factors include changes in reserve estimates in the period, the maturity of the accident year, trends observed over the recent past, the level of volatility within a particular class of business, the estimated effects of reinsurance, including reinstatement premiums, general economic trends and other factors. Qualitative factors may include legal and regulatory developments, changes in claim handling and case reserving practices, recent entry into new markets or products, changes in underwriting practices or business mix, concerns that we do not have sufficient or quality historical reported and paid loss and LAE information with respect to a particular line or segment of our business, effects of the economy and political outlook, perceived anomalies in the historical results, evolving trends or other factors. In doing so, we must evaluate whether a change in the data represents credible actionable information or an anomaly. Such an assessment requires considerable judgment. Even if a change is determined to be apparent, it is not always possible to determine the extent of the change. As a result, there can be a time lag between the emergence of a change and a determination that the change should be partially or fully reflected in the carried loss reserves. In general, changes are made more quickly to reserves for more mature accident years and less volatile classes of business.

Reserving Process Uncertainties

As stated above, numerous factors (both internal and external) contribute to the inherent uncertainty in the process of establishing loss reserves, including changes in the rate of inflation for goods and services related to insured damages (e.g., medical care, home repairs, etc.), changes in the judicial interpretation of policy provisions and settlement obligations, changes in the general attitude of juries in determining damage awards, legislative actions, such as expanding liability, coverage mandates or expanding or suspending statutes of limitations which otherwise limit the times within which claims can be made, changes in the extent of insured injuries, changes in the trend of expected frequency and/or severity of claims, changes in our book of business (e.g., change in mix due to new or modified product offerings, new or rapidly expanding geographic areas, etc.), changes in our underwriting practices and changes in claim handling procedures and/or systems. Regarding our indirect business from voluntary and involuntary pools, we are periodically provided loss estimates by managers of each pool. We adopt reserve estimates for the pools that consider this information and other facts.

In addition, we must consider the uncertain effects of emerging or potential claims and coverage issues that arise as legal, judicial, social conditions, political risks and economic conditions change. For example, claims which we consider closed may be re-opened as additional damages surface or new liability or damage theories are presented. Also, historically, we have observed more frequent and higher severity in workers’ compensation, bodily injury and other liability claims and more credit related losses (for example, in our surety business) during periods of economic uncertainty or high unemployment. These, and other issues, could have a negative effect on our loss reserves by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims.

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

Reserving Process for Catastrophe Events

The estimation of claims and claims expense reserves for catastrophes also comprises estimates of losses from reported claims and IBNR, primarily for damage to property. In general, our estimates for catastrophe reserves are determined on an event basis by considering various sources of available information, including specific loss estimates reported to us based on claim adjuster inspections, overall industry loss estimates, our internal data regarding exposures related to the geographical location of the event and estimates of potential subrogation recoveries. However, depending on the nature of the catastrophe, the estimation process can be further complicated by other impediments. For example, for hurricanes, other severe wind storms and wildfires, complications often include the inability of insureds to promptly report losses, delays in the ability of claims adjusting staff to inspect losses, difficulties in determining whether wind storm losses are covered by our homeowners policy (generally for damage caused by wind or wind driven rain) or are specifically excluded from coverage caused by flood, and challenges in estimating additional living expenses, assessing the impact of demand surge, exposure to mold or smoke damage and the effects of numerous other considerations. Another example is the complication of estimating the cost of business interruption coverage on commercial lines policies. Estimates for catastrophes which occur at or near the end of a financial reporting period may be even less reliable since we will have less claims data available and little time to complete our estimation process. In such situations, we may adapt our practices to accommodate the circumstances.

For events designated as catastrophes, we generally calculate IBNR reserves directly as a result of an estimated IBNR claim count and an estimated average claim amount for each event. Such an assessment involves a comprehensive analysis of the nature of the event, of policyholder exposures within the affected geographic area and of available claims intelligence. Depending on the nature of the event, available claims intelligence could include surveys of field claims associates within the affected geographic area, aerial photographs of the affected area, feedback from a catastrophe claims team sent into the area, as well as data on claims reported as of the financial statement date. In addition, loss emergence from similar historical events is compared to the estimated IBNR for our current catastrophe events to help assess the reasonableness of our estimates.

Reserving Sensitivity Analysis

The following discussion presents disclosure related to possible variation in net reserve estimates (i.e., net of estimated reinsurance recoverables) due to changes in key assumptions. This information is provided for illustrative purposes only. Many other assumptions may also lead to material reserve adjustments. If any such variations do occur, then they would likely occur over a period of several years and therefore their impact on our results of operations would be recognized during the same periods. It is important to note, however, that there is the potential for future variations greater than the amounts described below and for any such variations to be recognized in a single quarterly or annual period. No consideration has been given to potential correlation or lack of correlation among key assumptions or among lines of business and coverage as described below. As a result, and because there are so many other factors which affect our net reserve estimate, it would be inappropriate to take the amounts described below and simply add them together in an attempt to estimate volatility in total. While we believe these are reasonably possible scenarios, the reader should not consider the following sensitivity analysis as illustrative of a net reserve range.

•

Personal and Commercial Automobile Bodily Injury – loss reserves recorded for bodily injury on voluntary business were $713.5 million as of December 31, 2019. A key assumption for bodily injury is the inflation rate underlying the estimated reserve. A five point change (e.g., 4% changed to 9% or -1%) in the embedded inflation rate would have changed total reserves by approximately $90 million, either positive or negative, respectively, at December 31, 2019.

•

Personal Automobile Personal Injury Protection Medical Payment – loss reserves recorded for personal injury protection medical payment on voluntary business were $157.2 million as of December 31, 2019, of which approximately 95% relates to Michigan policies. A key assumption for this coverage is the inflation rate underlying the estimated reserve. Given the long reporting pattern for this line of business, an additional key assumption is the amount of additional development required to reach full maturity, thereby reflecting ultimate costs, as represented by the tail factor. A five point change in the embedded inflation rate and a one point change to the tail factor assumption (e.g., 2% changed to 1% or 3%) would have changed total reserves by approximately $52 million, either positive or negative, at December 31, 2019.

•

Workers’ Compensation – loss reserves recorded for workers’ compensation on voluntary business were $442.4 million as of December 31, 2019. A key assumption for workers’ compensation is the inflation rate underlying the estimated reserve. Given the long reporting pattern for this line of business, an additional key assumption is the amount of additional development required to reach full maturity, thereby reflecting ultimate costs, as represented by the tail factor. A five point change in the embedded inflation rate and a one point change to the tail factor assumption would have changed total reserves by approximately $129 million, either positive or negative, at December 31, 2019.

•

Monoline and Multiple Peril General Liability – loss reserves recorded for monoline and multiple peril general liability on voluntary business were $846.7 million as of December 31, 2019. A key assumption for monoline and multiple peril general liability is the implied adequacy of the underlying case reserves. A ten point change in case adequacy (e.g., 10% deficiency changed to 0% or 20% deficiency) would have changed total reserves by approximately $92 million, either positive or negative, at December 31, 2019.

•

Specialty Programs – loss reserves recorded for Hanover Programs were $339.5 million as of December 31, 2019. Two key assumptions underlying the actuarial reserve analysis for specialty programs are the inflation rate underlying the estimated reserve for our commercial automobile liability, general liability and workers’ compensation coverages, as well as the tail factor selection for workers’ compensation. A five point change to the embedded inflation rate for the aforementioned coverages, and a one point change in the workers’ compensation tail factor on Hanover Programs would have changed total reserves by approximately $54 million at December 31, 2019.

Carried Reserves and Reserve Rollforward

The following table provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses.

YEARS ENDED DECEMBER 31	2019	2018	2017
(in millions)
Gross loss and LAE reserves, beginning of year	$5,304.1	$5,058.5	$4,660.0
Reinsurance recoverable on unpaid losses	1,472.6	1,455.0	1,349.2
Net loss and LAE reserves, beginning of year	3,831.5	3,603.5	3,310.8
Net incurred losses and LAE in respect of losses occurring in:
Current year	2,893.0	2,733.5	2,579.8
Prior year non-catastrophe development	(0.9)	0.4	1.2
Prior year catastrophe development	(27.5)	(9.3)	(1.4)
Total incurred losses and LAE	2,864.6	2,724.6	2,579.6
Net payments of losses and LAE in respect of losses occurring in:
Current year	1,315.4	1,232.3	1,203.8
Prior years	1,301.1	1,264.3	1,083.1
Total payments	2,616.5	2,496.6	2,286.9
Net reserve for losses and LAE, end of year	4,079.6	3,831.5	3,603.5
Reinsurance recoverable on unpaid losses	1,574.8	1,472.6	1,455.0
Gross reserve for losses and LAE, end of year	$5,654.4	$5,304.1	$5,058.5

The following table summarizes the gross reserve for losses and LAE by line of business.

DECEMBER 31	2019	2018	2017
(in millions)
Commercial multiple peril	$1,122.0	$1,043.7	$963.5
Workers' compensation	698.2	677.3	653.5
Commercial automobile	427.0	399.6	380.2
Other commercial lines:
Hanover Programs	512.9	492.0	475.4
Management and professional liability	281.5	257.7	247.0
Monoline general liability	265.5	246.6	231.8
Umbrella	197.9	166.8	159.7
Marine	95.9	99.5	117.3
Surety	76.9	99.0	87.8
Specialty industrial and commercial property	71.1	54.5	68.8
Other lines	28.4	21.9	15.5
Total other commercial lines	1,530.1	1,438.0	1,403.3
Total Commercial Lines	3,777.3	3,558.6	3,400.5
Personal automobile	1,645.1	1,532.8	1,471.7
Homeowners and other personal	194.3	174.8	147.6
Total Personal Lines	1,839.4	1,707.6	1,619.3
Total Other Segment	37.7	37.9	38.7
Total loss and LAE reserves	$5,654.4	$5,304.1	$5,058.5

“Other commercial lines – Other lines” in the table above, is primarily comprised of fidelity and crime lines of business. Loss and LAE reserves in our “Total Other Segment” relate to our run-off voluntary assumed reinsurance pools business.

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

The following table summarizes prior year unfavorable (favorable) development by segment for the periods indicated:

	2019			2018			2017
(in millions)	Loss & LAE	Catastrophe	Total	Loss & LAE	Catastrophe	Total	Loss & LAE	Catastrophe	Total
Commercial Lines	$(28.7)	$(24.6)	$(53.3)	$(34.1)	$(6.8)	$(40.9)	$(9.4)	$(1.4)	$(10.8)
Personal Lines	26.6	(2.9)	23.7	33.3	(2.5)	30.8	9.4	—	9.4
Other Segment	1.2	—	1.2	1.2	—	1.2	1.2	—	1.2
Total prior year unfavorable (favorable) development	$(0.9)	$(27.5)	$(28.4)	$0.4	$(9.3)	$(8.9)	$1.2	$(1.4)	$(0.2)

Catastrophe Loss Development

In 2019, favorable catastrophe development was $27.5 million, primarily due to lower than expected losses related to the 2017 and 2018 California wildfires, including the sale of subrogation rights on certain California wildfire losses, and the 2018 hurricane Florence. In 2018, favorable catastrophe development was $9.3 million, primarily due to lower than expected losses related to the 2017 hurricanes Harvey, Irma and Maria and California wildfires. In 2017, favorable catastrophe development was $1.4 million, primarily due to lower than expected losses related to the 2016 hurricane Matthew.

Loss and LAE Development, excluding catastrophes

The following table provides a summary of unfavorable/(favorable) loss and LAE reserve development, excluding catastrophes.

YEARS ENDED DECEMBER 31	2019	2018	2017
(in millions)
Commercial multiple peril	$(6.6)	$(1.2)	$2.5
Workers’ compensation	(32.6)	(31.0)	(9.1)
Commercial automobile	6.4	23.2	2.5
Other commercial lines:
Hanover Programs	24.6	18.2	(0.4)
General liability	(7.8)	(27.9)	(1.9)
Marine	(6.9)	(4.7)	1.8
Surety	(4.1)	(9.0)	0.1
Umbrella	2.8	0.6	(0.2)
Other lines	(4.5)	(2.3)	(4.7)
Total other commercial lines	4.1	(25.1)	(5.3)
Total Commercial Lines	(28.7)	(34.1)	(9.4)
Personal automobile	22.0	15.0	3.7
Homeowners and other personal lines	4.6	18.3	5.7
Total Personal Lines	26.6	33.3	9.4
Total Other Segment	1.2	1.2	1.2
Total loss and LAE reserve development, excluding catastrophes	$(0.9)	$0.4	$1.2

2019 Loss and LAE Development, excluding catastrophes

In 2019, net favorable loss and LAE development, excluding catastrophes, was $0.9 million. Commercial Lines favorable development of $28.7 million was primarily due to lower than expected losses of $32.6 million within the workers’ compensation line in accident years 2015 through 2018, and lower than expected losses in our commercial multiple peril line, primarily in accident years 2015 through 2016, partially offset by higher than expected losses in our commercial automobile and other commercial lines. Higher than expected losses in the commercial automobile line was driven by higher bodily injury severity and personal injury protection in accident years 2016 through 2017.  Within other commercial lines, higher than expected losses of $24.6 million in Hanover Programs, primarily in accident years 2011, 2013, 2015, and 2017, was partially offset by lower than expected losses in our general liability, marine and surety lines. Personal Lines unfavorable development of $26.6 million was primarily due to higher than expected losses of $22.0 million in the personal automobile line, driven by bodily injury severity and personal injury protection in accident years 2016 through 2017. In addition, Other Segment unfavorable development of $1.2 million was due to adverse loss trends in our run-off voluntary pools business, which includes asbestos and environmental reserves.

2018 Loss and LAE Development, excluding catastrophes

In 2018, net unfavorable loss and LAE development, excluding catastrophes, was $0.4 million. Commercial Lines favorable development of $34.1 million was primarily due to lower than expected losses of $31.0 million within the workers’ compensation line in accident years 2015 through 2017, and $25.1 million in other commercial lines, partially offset by higher than expected losses of $23.2 million in the commercial automobile line, driven by higher bodily injury severity in the 2014, 2016 and 2017 accident years. Within other commercial lines, lower than expected losses in our general liability lines, related to the 2014 through 2016 accident years, and our surety line in accident years 2015 and 2017, was partially offset by higher than expected losses in Hanover Programs, primarily in accident years 2010 through 2014. Personal Lines unfavorable development of $33.3 million was primarily due to higher than expected losses within the homeowners line in accident years 2015 through 2017, and in the personal automobile line, driven by bodily injury severity in the 2016 accident year and, to a lesser extent, the 2015 accident year. In addition, Other segment unfavorable development of $1.2 million was due to adverse loss trends in our run-off voluntary pools business which includes asbestos and environmental reserves.

2017 Loss and LAE Development, excluding catastrophes

In 2017, net unfavorable loss and LAE development, excluding catastrophes, was $1.2 million. Commercial Lines favorable development of $9.4 million was primarily due to lower than expected losses within the workers’ compensation line in accident years 2012 through 2016.  Personal Lines unfavorable development of $9.4 million was primarily due to higher than expected losses in homeowners for accident year 2016. In addition, Other segment unfavorable development of $1.2 million was due to higher than expected losses in our run-off voluntary pools business, which includes asbestos and environmental reserves.

Asbestos and Environmental Reserves

As of December 31, 2019, we have $37.9 million of net asbestos and environmental reserves, comprised of $8.4 million of direct reserves and $29.5 million of assumed reinsurance pool reserves. This compares to net reserves of $38.9 million and $39.8 million as of December 31, 2018 and 2017, respectively. Ending loss and LAE reserves for all direct business written by our property and casualty companies related to asbestos and environmental damage liability were $8.4 million, $8.9 million and $9.5 million, net of reinsurance of $17.6 million, $18.7 million and $20.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. Activity for our direct asbestos and environmental reserves was not significant to our 2019, 2018 or 2017 financial results. As a result of our historical direct underwriting mix of Commercial Lines policies toward smaller and middle market risks, past asbestos and environmental damage liability loss experience has remained minimal in relation to our total loss and LAE incurred experience. Although we attempt to limit our exposures to asbestos and environmental damage liability through specific policy exclusions, we have been and may continue to be subject to claims related to these exposures.

In addition to reserves we carry to cover exposure in our direct business, we have established gross and net loss and LAE reserves for assumed reinsurance pool business with asbestos and environmental damage liability of $29.5 million, $30.0 million and $30.3 million at December 31, 2019, 2018 and 2017, respectively. These reserves relate to pools in which we have terminated our participation; however, we continue to be subject to claims related to years in which we were a participant. Results of operations from these pools are included in our Other segment. A significant part of our pool reserves relates to our participation in the ECRA voluntary pool from 1950 to 1982. In 1982, the pool was dissolved and since that time, the business has been in run-off. Our percentage of the total pool liabilities varied from 1% to 6% during these years. Our participation in this pool has resulted in average paid losses of approximately $2 million annually over the past ten years.

We estimate our ultimate liability for asbestos, environmental and toxic tort liability claims, whether resulting from direct business, assumed reinsurance or pool business, based upon currently known facts, reasonable assumptions where the facts are not known, current law and methodologies currently available. Although these outstanding claims are not believed to be significant, their existence gives rise to uncertainty and are discussed because of the possibility that they may become significant. We believe that, notwithstanding the evolution of case law expanding liability in asbestos and environmental claims, recorded reserves related to these claims are adequate. Nevertheless, the asbestos, environmental and toxic tort liability reserves could be revised, and any such revisions could have a material adverse effect on our results of operations for a particular quarterly or annual period or on our financial position.

Reinsurance

See “Reinsurance” in Item 1 – Business for information on our reinsurance programs.

INVESTMENTS

The investments discussion below excludes amounts relating to the operations of Chaucer.

INVESTMENT RESULTS

Net investment income before income taxes was as follows:

DECEMBER 31	2019	2018	2017
(dollars in millions)
Fixed maturities	$232.4	$217.7	$205.8
Limited partnerships	19.7	24.1	15.3
Equity securities	16.3	17.0	18.0
Mortgage loans	16.3	14.0	11.4
Other investments	5.3	4.8	3.4
Investment expenses	(8.7)	(10.2)	(10.0)
Net investment income	$281.3	$267.4	$243.9
Earned yield, fixed maturities	3.58%	3.62%	3.75%
Earned yield, total portfolio	3.65%	3.74%	3.75%

The increase in net investment income in 2019 was primarily due to the continued investment of operational cash flows and the investment of proceeds from the sale of Chaucer prior to their deployment, partially offset by lower limited partnership income and the impact of lower new money yields. In 2018, the increase in net investment income was primarily due to the investment of higher operational cash flows and higher limited partnership income, partially offset by the impact of lower fixed income new money yields. We expect average fixed income yields to continue to decline as new money rates remain lower than embedded book yields.

INVESTMENT PORTFOLIO

We held cash and investment assets diversified across several asset classes, as follows:

DECEMBER 31	2019		2018
(dollars in millions)	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
Fixed maturities, at fair value	$6,687.1	81.4%	$6,161.5	74.1%
Equity securities, at fair value	575.7	7.0	464.4	5.6
Mortgage and other loans	441.2	5.4	405.7	4.9
Other investments	292.0	3.6	255.8	3.1
Cash and cash equivalents	215.7	2.6	1,020.7	12.3
Total cash and investments	$8,211.7	100.0%	$8,308.1	100.0%

CASH AND INVESTMENTS

Total cash and investments decreased $96.4 million, or 1.2%, for the year ended December 31, 2019, primarily attributable to $550 million of accelerated share repurchases, shareholder dividend payments of $386 million, including special dividends of $289 million, and repayment of the Federal Home Loan Bank (“FHLB”) debt and related prepayment fees of $151 million.  These decreases were partially offset by operational cash flows of approximately $536 million and market value appreciation of approximately $423 million.

The following table provides information about the investment types of our fixed maturities portfolio:

DECEMBER 31	2019
(in millions)
Investment Type	Amortized Cost	Fair Value	Net Unrealized Gains	Change in Net Unrealized for the Year
U.S. Treasury and government agencies	$342.0	$349.8	$7.8	$12.6
Foreign government	15.7	16.1	0.4	0.3
Municipals:
Taxable	765.7	790.9	25.2	17.8
Tax-exempt	41.4	42.6	1.2	1.8
Corporate	3,653.5	3,811.2	157.7	223.6
Asset-backed:
Residential mortgage-backed	905.4	921.4	16.0	28.0
Commercial mortgage-backed	666.4	691.9	25.5	33.6
Asset-backed	62.1	63.2	1.1	1.6
Total fixed maturities	$6,452.2	$6,687.1	$234.9	$319.3

The increase in net unrealized gains on fixed maturities was primarily due to lower prevailing interest rates and tighter credit spreads.

Amortized cost and fair value by rating category were as follows:

DECEMBER 31		2019			2018
(dollars in millions) NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost	Fair Value	% of Total Fair Value	Amortized Cost	Fair Value	% of Total Fair Value
1	Aaa/Aa/A	$4,373.0	$4,522.7	67.6%	$4,297.7	$4,258.8	69.1%
2	Baa	1,785.2	1,857.6	27.8	1,636.7	1,601.0	26.0
3	Ba	160.2	167.6	2.6	176.4	173.2	2.8
4	B	130.2	135.2	2.0	120.0	113.8	1.9
5	Caa and lower	2.0	2.2	—	14.8	14.3	0.2
6	In or near default	1.6	1.8	—	0.3	0.4	—
Total fixed maturities		$6,452.2	$6,687.1	100.0%	$6,245.9	$6,161.5	100.0%

Based on ratings by the National Association of Insurance Commissioners (“NAIC”), approximately 95% of the fixed maturity portfolio consisted of investment grade securities at December 31, 2019 and 2018. The quality of our fixed maturity portfolio remains strong based on ratings, capital structure position, support through guarantees, underlying security, issuer diversification and yield curve position.

Our investment portfolio primarily consists of fixed maturity securities whose fair value is susceptible to market risk, including interest rate changes. See also “Quantitative and Qualitative Disclosures about Market Risk”. Duration is a measurement used to quantify our inherent interest rate risk and analyze invested assets relative to our reserve liabilities.

The duration of our fixed maturity portfolio was as follows:

DECEMBER 31	2019			2018
(dollars in millions) Duration	Amortized Cost	Fair Value	% of Total Fair Value	Amortized Cost	Fair Value	% of Total Fair Value
0-2 years	$1,253.1	$1,276.0	19.1%	$1,092.3	$1,101.5	17.9%
2-4 years	1,811.9	1,872.9	28.0	1,427.3	1,420.4	23.0
4-6 years	1,841.2	1,917.0	28.7	1,831.2	1,801.4	29.2
6-8 years	1,113.9	1,177.2	17.6	1,768.6	1,710.3	27.8
8-10 years	316.2	322.2	4.8	57.5	59.7	1.0
10+ years	115.9	121.8	1.8	69.0	68.2	1.1
Total fixed maturities	$6,452.2	$6,687.1	100.0%	$6,245.9	$6,161.5	100.0%
Weighted average duration		4.3			4.5

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

Investments in mortgage loan participations and limited partnerships are generally illiquid in nature.

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

OTHER-THAN-TEMPORARY IMPAIRMENTS

For the years ended December 31, 2019, 2018 and 2017, we recognized in earnings $2.0 million, $4.6 million and $5.6 million, respectively, of other-than-temporary impairments (“OTTI”). In 2019, OTTI consisted entirely of corporate fixed maturity securities. In 2018, OTTI consisted of $2.6 million on fixed maturities and $2.0 million on other invested assets. In 2017, OTTI consisted of $2.0 million on other invested assets, $1.8 million on fixed maturities and $1.8 million on equity securities.

The carrying values of fixed maturity securities on non-accrual status at December 31, 2019 and 2018 were not material. The effects of non-accruals compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities for the years ended December 31, 2019, 2018 and 2017 were also not material. Any defaults in the fixed maturities portfolio in future periods may negatively affect investment income.

UNREALIZED LOSSES

Gross unrealized losses on fixed maturities at December 31, 2019 were $7.6 million, a decrease of $126.6 million compared to December 31, 2018, primarily attributable to lower prevailing interest rates and tighter credit spreads. At December 31, 2019, gross unrealized losses consisted primarily of $3.9 million on corporate fixed maturities, $1.3 million on U.S. government securities and $1.2 million on municipal securities. See also Note 3 – “Investments” in the Notes to Consolidated Financial Statements.

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

The following table sets forth gross unrealized losses for fixed maturities by maturity period at December 31, 2019 and 2018. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers.

DECEMBER 31	2019	2018
(in millions)
Due in one year or less	$ —	$0.3
Due after one year through five years	1.1	20.2
Due after five years through ten years	3.3	80.2
Due after ten years	2.0	8.3
	6.4	109.0
Mortgage-backed and asset-backed securities	1.2	25.2
Total fixed maturities	$7.6	$134.2

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

Monetary policies in developed economies remain accommodative amid signs of limited inflationary pressures and lower global economic activity.  Major central banks continue to closely monitor geo-political developments, conditions in global financial markets and the outlook for growth, and continue to demonstrate an ability and willingness to adjust monetary policy as required to provide liquidity, support growth and achieve inflation targets. In the United States, the Federal Reserve (the “Fed”) reduced its federal funds target range by 75 bps in 2019, including 25 bps during the fourth quarter of 2019, lowering its target range to 1.50% to 1.75%. Recent economic activity has slowed, although growth continues at a moderate rate, and the Fed continues to expect growth to remain solid, labor markets to stay strong, and inflation to move back up over time to its 2% objective. The Fed has communicated that in light of ongoing economic uncertainties and muted inflation pressures, it will continue to closely monitor the implications of incoming information and act appropriately to sustain the expansion.  The Fed indicated the downside risks to economic activity have eased slightly, but that risks to gross domestic product growth remain. Two significant factors being watched carefully are the trade/tariff negotiations between the United States and its various trade partners, and the negotiations between the U.K. and the European Union regarding Brexit. Should trade negotiations lead to a shift or break-down in global trade patterns or further weakening in foreign economic activity, there could be negative implications for certain issuers, sectors, or the economy at large.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

The valuation of the investment portfolio is subject to risk resulting from interest rate fluctuations, which may adversely impact the valuation of the investment portfolio. In a rising interest rate environment, the value of the fixed maturity sector, which comprises approximately 81% of our investment portfolio, may decline as a result of decreases in the fair value of the securities. Our intent is to hold securities to maturity and recover the decline in valuation as prices accrete to par. However, our intent may change prior to maturity due to changes in the financial markets, our analysis of an issuer’s credit metrics and prospects or as a result of changes in cash flow needs. Interest rate fluctuations may also reduce net investment income and, as a result, profitability. The portfolio may realize lower yields and therefore lower net investment income on securities because securities with prepayment and call features may prepay at a different rate than originally projected. Also, funds may not be available to invest at higher interest rates.

In a declining interest rate environment, prepayments and calls may increase as issuers exercise their option to refinance at lower rates. The resulting funds would be reinvested at lower yields.

The following table illustrates the estimated impact on the fair value of our fixed maturity portfolio at December 31, 2019 and 2018 of hypothetical changes in prevailing interest rates, defined as changes in interest rates on U.S. Treasury debt. It does not reflect changes in credit spreads, liquidity spreads and other factors that also affect the value of securities. Since changes in prevailing interest rates are often accompanied by changes in these other factors, the reader should not assume that an actual change in interest rates would result in the values illustrated.

(dollars in millions)
INVESTMENT TYPE	+300bp	+200bp	+100bp	0	-100bp	-200bp	-300bp
Residential mortgage-backed securities	$785	$830	$880	$921	$950	$965	$980
Municipal securities	730	765	795	834	870	910	950
All other fixed maturity securities	4,320	4,515	4,720	4,932	5,150	5,380	5,635
Total December 31, 2019	$5,835	$6,110	$6,395	$6,687	$6,970	$7,255	$7,565
Total December 31, 2018	$5,370	$5,620	$5,885	$6,162	$6,440	$6,710	$6,975

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

EQUITY PRICE RISK

Our equity securities portfolio is exposed to equity price risk arising from potential volatility in equity market prices. Portfolio characteristics are analyzed regularly and price risk is actively managed through a variety of techniques. A hypothetical increase or decrease of 10% in the market price of our equity securities would have resulted in an increase or decrease in the fair value of the equity securities portfolio of approximately $58 million at December 31, 2019 and $46 million at December 31, 2018, which amounts, after taxes, would be reported in net income.

OTHER ITEMS

Net income also included the following items:

	YEARS ENDED DECEMBER 31
(in millions)
2019	Commercial Lines	Personal Lines	Other	Discontinued Operations	Total
Net realized and unrealized investment gains	$75.0	$33.4	$1.0	$—	$109.4
Other non-operating items	(1.3)	(1.2)	(0.9)	—	(3.4)
Discontinued operations - Chaucer business, including gain on sale, net of taxes	—	—	—	0.4	0.4
Discontinued life businesses, net of taxes	—	—	—	(4.3)	(4.3)

2018
Net realized and unrealized investment losses	$(35.5)	$(13.6)	$(1.6)	$—	$(50.7)
Net loss from repayment of debt	(18.7)	(7.6)	(1.9)	—	(28.2)
Discontinued operations - Chaucer business, including gain on sale, net of taxes	—	—	—	151.9	151.9
Discontinued life businesses, net of taxes	—	—	—	0.1	0.1

2017
Net realized investment gains (losses)	$17.7	$8.4	$(5.0)	$—	$21.1
Other non-operating items	(5.6)	(4.6)	(0.1)	—	(10.3)
Discontinued operations - Chaucer business, including gain on sale, net of taxes	—	—	—	(13.1)	(13.1)
Discontinued life businesses, net of taxes	—	—	—	(16.8)	(16.8)

We manage investment assets for our Commercial Lines, Personal Lines and Other segments based on the requirements of our combined property and casualty companies. We allocate the investment income, expenses and realized gains and losses to our Commercial Lines, Personal Lines and Other segments based on actuarial information related to the underlying businesses. We managed investment assets separately for our former Chaucer business.

Net realized and unrealized gains on investments were $109.4 million for 2019, compared to $50.7 million of net realized and unrealized losses for 2018 and $21.1 million of net realized gains for 2017. Net realized and unrealized gains in 2019 were primarily due to $106.5 million of appreciation in the fair value of our equity securities. Net realized and unrealized losses in 2018 were primarily due to $43.4 million of losses from the net change in fair value of equity securities that are required to be reflected in net income beginning in 2018, due to the implementation of ASU 2016-01 effective January 1, 2018. (See also Item O. “New Accounting Pronouncements” in Note 1 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements.) The change in the fair value of equity securities in both 2019 and 2018 resulted from prevailing market conditions. Additionally, in 2018 we recognized $4.6 million of OTTI losses and $2.7 million of losses recognized from the sale of securities, primarily fixed maturities. Net realized gains in 2017 were primarily due to $26.6 million of gains recognized from the sale of securities, primarily equities, and to a lesser extent, fixed maturities. These gains were partially offset by $5.6 million of OTTI losses.

At December 31, 2018, we had informed the FHLB of our intent to repay a $125 million FHLB note due 2029 with a coupon of 5.5%, with settlement occurring on January 2, 2019. In the fourth quarter of 2018, we recorded a non-operating charge of $20.8 million after-taxes related to the pre-payment provision. Additionally, in 2018 we repurchased subordinated debentures with a net carrying value of $9.6 million at a cost of $11.5 million, resulting in a loss of $1.9 million.

Included in “other non-operating items” above in 2017 were $10.2 million of employee termination costs associated with a company-wide expense savings initiative.

Discontinued operations include our discontinued accident and health and life businesses as well as our former Chaucer operations. In 2019, discontinued operations, in total, generated a net loss of $3.9 million, net of tax, primarily related to the long-term care pool in our discontinued accident and health business. In 2018, discontinued operations, in total, generated a gain of $152.0 million, net of tax, primarily related to the sale of the Chaucer business. In 2017, discontinued operations, in total, generated a loss of $29.9 million, net of tax, primarily related to the long-term care pool in our discontinued accident and health business and, to a lesser extent, the Chaucer business. See also “Discontinued Operations – Chaucer Business” below and Note 2 – “Discontinued Operations” in the Notes to Consolidated Financial Statements.

DISCONTINUED OPERATIONS - CHAUCER BUSINESS

Gain on Sale of Chaucer Business

On December 28, 2018, we completed the sale of Chaucer Holdings Limited to China Re and recognized a pre-tax gain on the sale of $174.4 million and an income tax expense of $42.5 million. THG paid customary transaction costs along with providing certain representations and warranties and agreeing to indemnify China Re for certain pre-sale contingent liabilities.

The following table summarizes the components of the estimated gain in 2018 related to the sale of the Chaucer business as of December 28, 2018. As discussed below the table, both the pre-tax gain and income tax expense were updated in 2019.

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
(1)

Initial consideration for Chaucer Holdings Limited as determined in the sales and purchase agreement was $779 million.  This amount, along with $28 million in cash proceeds received from the sale of the Irish entity on February 14, 2019 and $13 million from the sale of the Australian entities on April 10, 2019, estimated contingent consideration of $31.7 million, and an $85 million pre-signing dividend from Chaucer that was received in the second quarter of 2018, results in expected total proceeds from the entire transaction of $936.7 million.  These amounts were partially offset by $17.0 million paid to China Re to adjust the purchase price for amounts received by the Company from Chaucer prior to December 28, 2018.

(2)

Contingent proceeds, as reflected in the sales and purchase agreement, may be up to $45 million and is determined based upon 2018 catastrophe losses.  In 2018, our best estimate of contingent consideration was $31.7 million.

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

Included in the previously recorded $174.4 million gain was $31.7 million of contingent proceeds, which were subject to change, based on development of Chaucer’s 2018 catastrophe losses. During the first half of 2019, Chaucer experienced unfavorable development on its 2018 catastrophe losses, primarily due to higher than expected losses for hurricane Michael, Typhoon Jebi and a Colombian dam construction loss. Accordingly, we updated and reduced our best estimate of pre-tax contingent proceeds by $9.7 million. We received a cash payment of $22.0 million in final settlement of the contingent proceeds.

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

On February 14, 2019, we completed the sale of our Chaucer-related Irish entity and on April 10, 2019, we finalized the sale of the Australian entities, completing the transfer of all Chaucer-related companies. Collectively, these entities constituted the Chaucer business in 2018 and prior, whereas just the Irish and Australian entities comprised the Chaucer business reported in our results in 2019, until their respective sales to China Re. The sale of the Irish entity provided total proceeds of $28 million and resulted in a pre-tax gain of $0.4 million, with a related income tax benefit of $0.5 million. The sale of the Australian entities for total proceeds of $13 million resulted in a pre-tax gain of $1.2 million and a related income tax expense of $0.1 million.

Income from Operations of Chaucer Business

The following table summarizes the results of operations for Chaucer for the periods indicated:

(in millions)	2018 (1)	2017
Revenues
Net premiums earned	$850.0	$853.0
Net investment income	54.9	52.0
Other income	7.5	6.7
	912.4	911.7
Losses and operating expenses
Losses and LAE	515.5	549.5
Amortization of deferred acquisition costs	252.5	245.9
Other expenses	115.0	109.2
	883.0	904.6
Income from Chaucer business before income taxes and other items (previously presented as Chaucer's operating income)	29.4	7.1
Other items:
Interest expense	(3.8)	(3.3)
Net realized and unrealized investment gains (losses)	(1.3)	2.6
Other income	0.4	2.2
Income from Chaucer business before income taxes	$24.7	$8.6

Loss and LAE ratio:
Current accident year, excluding catastrophe losses	54.8%	53.0%
Prior accident year reserve development, excluding catastrophe losses	(4.3)%	(4.0)%
Current accident year catastrophe losses	12.1%	18.2%
Prior accident year favorable catastrophe loss development	(2.0)%	(2.8)%
Total loss and LAE ratio	60.6%	64.4%
Expense ratio	42.5%	40.9%
Combined ratio	103.1%	105.3%
(1)	2018 reflects the results of operations for the period in which we owned Chaucer, which concluded with the sale of the Chaucer business on December 28, 2018.

Twelve months ended December 31, 2019

Revenues from the portion of the Chaucer business remaining after the sale of the U.K. entities in 2018 was $6.7 million during the year ended December 31, 2019. Pre-tax operating losses in this business totaled $0.5 million during the same period, whereas this business provided after-tax income of $1.6 million for the year ended December 31, 2019. Income from the Chaucer business in the year ended December 31, 2019 included a $2.0 million benefit related to a decrease in an uncertain tax position due to the expiration of the statute of limitations.

2018 Compared to 2017

Chaucer’s net premiums earned were $850.0 million for the year ended December 31, 2018, compared to $853.0 million for the year ended December 31, 2017, a decrease of $3.0 million, or 0.4%. This was primarily due to a planned increase in the use of ceded reinsurance, as a result of current market conditions, partially offset by new business growth in the casualty line.

Chaucer’s income before income taxes for the year ended December 31, 2018 was $24.7 million, compared to $8.6 million for the year ended December 31, 2017, an improvement of $16.1 million. This increase is primarily due to lower catastrophe losses. Catastrophe losses for the year ended December 31, 2018 were $85.8 million, compared to $131.1 million for the year ended December 31, 2017, a decrease of $45.3 million. Chaucer’s income before taxes, excluding catastrophes, was $110.5 million in the year ended December 31, 2018, compared to $139.7 million for the year ended December 31, 2017. This $29.2 million decline was primarily due to higher non-catastrophe current accident year large losses and higher expenses, primarily driven by higher brokerage costs due to a change in business mix

INCOME TAXES

We are subject to the tax laws and regulations of the U.S. and foreign countries in which we operate. We file a consolidated U.S. federal income tax return that includes our holding company and its U.S. subsidiaries. Generally, taxes are accrued at the U.S. statutory tax rate for income from the U.S. operations. In December 2017, the U.S. statutory rate decreased from 35% to 21%, effective January 1, 2018. Our primary non-U.S. jurisdiction was the U.K., until the sale of our Chaucer business, completed on April 10, 2019, with the final sale of the Australian entities. The U.K. statutory tax rate was 19% during the period 2017 through 2018.  We accrue taxes on certain non-U.S. income that is subject to U.S. tax at the enacted U.S. tax rate. Foreign tax credits, where available, are utilized to offset U.S. tax as permitted.

The provision for income taxes from continuing operations was an expense of $93.1 million, $43.5 million, and $76.8 million in 2019, 2018 and 2017, respectively. These amounts resulted in consolidated effective tax rates of 17.8%, 15.4% and 26.2% on pre-tax income for 2019, 2018 and 2017, respectively. The provisions in 2019, 2018, and 2017 reflect benefits related to tax planning strategies implemented in prior years of $14.8 million, $9.2 million, and $12.7 million, respectively. The provisions in 2019, 2018 and 2017 also included excess tax benefits related to stock-based compensation of $3.0 million, $2.3 million and $5.3 million, respectively. The provision for 2019 includes a charge of $1.2 million, which relates to the aforementioned changes in the tax law related to the 2018 sale of Chaucer. The provision for 2018 reflects a tax benefit related to prior years of $4.3 million primarily resulting from a $40.0 million contribution to our U.S. pension plan made in September 2018 and reflected as a deduction in our 2017 U.S. income tax return at the then higher statutory tax rate. Lastly, the provision for the 2017 tax year further reflects a tax benefit of $3.9 million related to the revaluation of our net deferred tax liabilities as a result of the enactment of the Tax Cuts and Jobs Act (“TCJA”, “U.S. Tax Reform” or “the Act”). See the discussion of the new tax law, “U.S. Tax Reform”, below. Absent these items, the provision for income taxes for 2019, 2018 and 2017 would have been expenses of $109.7 million, $59.3 million and $98.7 million, respectively, or 21.0% for 2019 and 2018 and 33.7% for 2017. The lower effective tax rate in 2019 and 2018 is primarily due to the aforementioned 2018 decrease in the U.S. statutory rate.

The income tax provision on operating income was an expense of $84.5 million, $69.3 million and $89.5 million for 2019, 2018 and 2017, respectively. These provisions resulted in effective tax rates for operating income of 20.3%, 19.2% and 31.7% in 2019, 2018 and 2017, respectively. The provisions for 2019, 2018 and 2017 reflect the aforementioned excess tax benefits related to stock-based compensation. In addition, the 2018 provision included the aforementioned tax benefit related to prior years of $4.3 million. Absent these items, the provision for income taxes for 2019, 2018 and 2017 would have been expenses of $87.5 million, $75.9 million and $94.8 million, or 21.0% for 2019 and 2018 and 33.6% for 2017.

The income tax provision on our former Chaucer business was an expense of $4.7 million and $21.7 million for 2018 and 2017, respectively.  The provision for 2017 reflects a one-time expense of $26.2 million related to the enactment of the TCJA. This expense included a revaluation of our net deferred tax assets and the recognition of federal income tax on previously untaxed earnings from foreign operations of $13.5 million and $12.7 million, respectively. Absent these items, the provision for income tax for 2017 would have been a benefit of $4.5 million.

The 2018 income tax provision on the gain from the disposal of Chaucer business was an expense of $42.5 million. This provision includes a write off of $8.0 million of deferred tax assets primarily attributable to Lloyd’s underwriting losses.

During 2019, we recorded a decrease in our uncertain tax position of $2.0 million due to the expiration of a statute of limitations. The release of uncertain tax position was recorded as a benefit in the Chaucer discontinued business. During 2017, we recorded an increase to our uncertain tax positions of $0.9 million related to the recognition of federal income taxes on previously untaxed earnings from foreign operations. This amount is partially offset by a decrease in our uncertain tax positions of $0.6 million due to the expiration of a statute of limitation, for a net change of $0.3 million. We are subject to U.S. federal and state examinations and foreign examinations for years after 2015. There are no ongoing audits on our open tax years.

In prior years, we completed several transactions which resulted in the realization, for tax purposes only, of unrealized gains in our investment portfolio. As a result of these transactions, we were able to realize capital losses carried forward and release the valuation allowance recorded against the deferred tax asset related to those losses.  The releases of valuation allowances were recorded as a benefit in accumulated other comprehensive income.  Previously unrealized benefits of $14.8 million, $9.2 million and $12.7 million attributable to non-operating income, are recognized as part of our income from continuing operations during 2019, 2018 and 2017, respectively. The remaining amount of $20.8 million in accumulated other comprehensive income will be released into income from continuing operations in future years, as the investment securities subject to these transactions are sold or mature.

U.S. TAX REFORM

On December 22, 2017, the TCJA was enacted in the U.S.  The Act substantially changed many aspects of the U.S. Tax Code, including reducing the U.S. corporate income tax rate from 35% to 21%.  While the new corporate rate was effective on January 1, 2018, we recognized the impact of the rate change on our deferred tax balances as of the enactment date.  The effect of this re-measurement of our deferred tax balances is a provision of $9.4 million for the year ended December 31, 2017. This provision is recorded as a component of income tax expense in continuing operations and within discontinued operations as a component of income from Chaucer business. A tax benefit of $4.1 million was recognized in continuing operations and an expense of $13.5 million was recognized in discontinued operations. This amount includes the revaluation of deferred taxes initially recorded through other comprehensive income and recorded through discontinued operations, such as unrealized appreciation on investments, employee benefit plan-related items, foreign currency translation adjustments and reserve adjustments for discontinued business.  Deferred taxes related to the revaluation of our pension plans at December 31, 2017, as well as changes in unrealized gains and losses occurring after the Act’s enactment date, are recorded at 21% in other comprehensive income.

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

CRITICAL ACCOUNTING ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. These statements have been prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following critical accounting estimates are those which we believe affect the more significant judgments and estimates used in the preparation of our financial statements. Additional information about other significant accounting policies and estimates may be found in Note 1—“Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements.

RESERVE FOR LOSSES AND LOSS EXPENSES

See “Reserve for Losses and Loss Adjustment Expenses” within “Results of Operations – Segments” for a discussion of our critical accounting estimates for loss reserves.

REINSURANCE RECOVERABLE BALANCES

See “Reinsurance Recoverables” in Part I – Item 1 for information on our reinsurance recoverable balances.

PENSION BENEFIT OBLIGATIONS

We currently have a qualified defined benefit plan and several smaller non–qualified benefit plans. Additionally, we held a defined benefit pension plan for our international subsidiary, Chaucer, until its sale on December 28, 2018. Accordingly, this discussion focuses on our domestic plans only. In order to measure the liabilities and expense associated with these plans, we must make various estimates and key assumptions, including discount rates used to value liabilities, assumed rates of return on plan assets, employee turnover rates and anticipated mortality rates. These estimates and assumptions are reviewed at least annually and are based on our historical experience, as well as current facts and circumstances. In addition, we use outside actuaries to assist in measuring the expenses and liabilities associated with our defined benefit pension plan.

Two significant assumptions used in the determination of benefit plan obligations and expenses that are dependent on market factors, which have been subject to a greater level of volatility in recent years, are the discount rate and the return on plan asset assumptions. The discount rate enables us to state expected future benefit payments as a present value on the measurement date. We also use this discount rate in the determination of our pre-tax pension expense or benefit. A lower discount rate increases the present value of benefit obligations and increases pension expense. We determined our discount rate for the domestic plan utilizing independent yield curves which provide for a portfolio of high quality bonds that are expected to match the cash flows of our pension plans. Bond information used in the yield curve included only those rated Aa or better as of December 31, 2019 and 2018, respectively, and had been rated by at least two well-known rating agencies. The discount rates used to value liabilities in our qualified pension plans were 3.75% and 4.50% as of December 31, 2019 and 2018, respectively.

To determine the expected long-term return on plan assets, we generally consider historical mean returns by asset class for passive indexed strategies, as well as current and expected asset allocations, and adjust for certain factors that we believe will have an impact on future returns. Actual returns on plan assets in any given year seldom result in the achievement of the expected rate of return on assets. Actual returns on plan assets in excess of these expected returns will generally reduce our net actuarial losses (or increase actuarial gains) that are reflected in the accumulated other comprehensive income balance in shareholders’ equity, whereas actual returns on plan assets that are less than expected returns will generally increase our net actuarial losses (or decrease actuarial gains) that are reflected in accumulated other comprehensive income. These gains or losses are amortized into expense in future years. In 2019, we changed our asset allocation for our U.S. qualified plan from approximately 85% fixed maturities and 15% equities to approximately 90% fixed maturities and 10% equities.

The expected return on asset assumption was 5.50% and 4.75% in 2019 and 2018, respectively. Asset returns are reflected net of administrative expenses.

Net actuarial gains related to the domestic qualified plan of $20.5 million and losses of $19.9 million were reflected as changes to accumulated other comprehensive income in 2019 and 2018, respectively. Net actuarial gains in 2019 resulted from net investment gains during the year, as well as favorable mortality experience, partially offset by the aforementioned decrease in the discount rate. Net actuarial losses in 2018 resulted primarily from investment losses experienced during the year, partially offset by increases in the discount rate. In 2019 and 2018, amortization of actuarial losses from prior years was $11.1 million and $8.6 million, respectively.

Expenses related to our defined benefit plan are generally calculated based upon information available at the beginning of the plan year. Our pre-tax expense related to our domestic qualified defined benefit plan was $7.6 million and $6.5 million for 2019 and 2018, respectively. As a result of favorable market returns in 2019, a $10.0 million contribution into the qualified benefit plan and favorable mortality experience for which decreases in the discount rate only partially offset the favorable investment experience during the year, our pension expense related to our domestic qualified defined benefit plan is expected to decrease from $7.6 million in 2019 to $0.3 million in 2020.

Holding all other assumptions constant, sensitivity to changes in our key assumptions related to our qualified defined pension plan is as follows:

(in millions)
Discount Rate -
25 basis point increase
Change in Benefit Obligation	$(9.6)
Change in 2019 Expense	(1.2)
25 basis point decrease
Change in Benefit Obligation	10.0
Change in 2019 Expense	1.2
Expected Return on Plan Assets -
25 basis point increase
Change in 2019 Expense	(1.2)
25 basis point decrease
Change in 2019 Expense	1.2

DEFERRED TAXES

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

The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods under the tax law in the applicable tax jurisdiction. Consideration is given to available positive and negative evidence, including reversals of deferred tax liabilities, projected future taxable income in each tax jurisdiction, tax planning strategies and recent financial operations. Valuation allowances are established if, based on the weight of available information, it is more likely than not that all or some portion of the deferred tax assets will not be realized. The determination of the valuation allowance for our deferred tax assets requires management to make certain judgments and assumptions. Our judgments and assumptions are subject to change given the inherent uncertainty in predicting future performance and specific industry and investment market conditions. Changes in valuation allowances are generally reflected in income tax expense or as an adjustment to other comprehensive income, depending on the nature of the item for which the valuation allowance is being recorded.

The following are the components of our deferred tax assets and liabilities as of December 31, 2019.

DEFERRED TAX ASSETS (LIABILITIES)	Amount
(in millions)
Loss, LAE and unearned premium reserves, net	$139.9
Employee benefit plan	7.6
Deferred acquisition costs	(98.1)
Investments, net	(87.9)
Software capitalization	(21.0)
Other, net	7.7
Total	$(51.8)

As of December 31, 2019, we did not have a valuation allowance and believe it is more likely than not that the remaining deferred tax assets will be realized.

STATUTORY SURPLUS OF INSURANCE SUBSIDIARIES

The following table reflects statutory surplus for our insurance subsidiaries:

DECEMBER 31	2019	2018
(in millions)
Total Statutory Capital and Surplus	$2,470.2	$2,172.5

The statutory capital and surplus for our insurance subsidiaries increased $297.7 million during 2019, primarily due to approximately $340 million of income and approximately $92 million in unrealized gains on investments, net of tax, primarily offset by a $140 million dividend paid by Hanover Insurance to THG.

The NAIC prescribes an annual calculation regarding risk based capital (“RBC”). RBC ratios for regulatory purposes, as described in the glossary, are expressed as a percentage of the capital required to be above the Authorized Control Level (the “Regulatory Scale”); however, in the insurance industry, RBC ratios are widely expressed as a percentage of the Company Action Level. The following table reflects the Company Action Level, the Authorized Control Level and RBC ratios for Hanover Insurance (which includes Citizens and other insurance subsidiaries), as of December 31, 2019 and 2018, expressed both on the Industry Scale (Total Adjusted Capital divided by the Company Action Level) and Regulatory Scale (Total Adjusted Capital divided by Authorized Control Level):

(dollars in millions)
DECEMBER 31, 2019	Company Action Level	Authorized Control Level	RBC Ratio Industry Scale	RBC Ratio Regulatory Scale
The Hanover Insurance Company	$1,063.7	$531.8	231%	463%

DECEMBER 31, 2018
The Hanover Insurance Company	$1,036.8	$518.4	209%	417%

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of our ability to generate sufficient cash flows to meet the cash requirements of business operations. As a holding company, our primary ongoing source of cash is dividends from our insurance subsidiaries. However, dividend payments to us by our insurance subsidiaries are subject to limitations imposed by regulators, such as prior notice periods and the requirement that dividends in excess of a specified percentage of statutory surplus or prior year’s statutory earnings receive prior approval (so called “extraordinary dividends”). Hanover Insurance paid $140.0 million in dividends to the holding company in both 2019 and 2018. In 2017, Hanover Insurance paid $296.8 million in dividends to the holding company, which included $80.0 million of extraordinary dividends.

Sources of cash for our insurance subsidiaries primarily consist of premiums collected, investment income and maturing investments. Primary cash outflows are paid claims, loss reserves, policy and contract acquisition expenses, other underwriting expenses and investment purchases. Cash outflows related to loss reserves can be variable because of uncertainties surrounding settlement dates for liabilities for unpaid losses and because of the potential for large losses, either individually or in the aggregate. We periodically adjust our investment policy to respond to changes in short-term and long-term cash requirements.

Net cash provided by operating activities was $602.9 million during 2019, as compared to $551.3 million during 2018 and $704.6 million in 2017. During 2019, the $51.6 million increase in cash provided was primarily the result of an increase in premiums collected, partially offset by higher loss payments. During 2018, the $153.3 million decrease in cash provided was primarily the result of higher loss payments, the contribution made to the qualified defined benefit plan and taxes paid, partially offset by an increase in premiums collected.

Net cash used in investing activities was $311.9 million during 2019, as compared to net cash provided of $271.3 million during 2018 and $506.3 million used in 2017. During 2019, cash used in investing activities primarily related to net purchases of fixed maturities and, to a lesser extent, equity securities and other investments. During 2018, cash provided by investing activities primarily related to net proceeds received from the sale of Chaucer. These proceeds were partially offset by net purchases of fixed maturities, commercial mortgage loan participations, and other investments. During 2017, cash used in investing activities primarily related to net purchases of fixed maturities, commercial mortgage loan participations, and other investments.

Net cash used in financing activities was $1,099.3 million during 2019, as compared to $171.0 million during 2018 and $111.7 million in 2017. During 2019, cash used in financing activities primarily resulted from repurchases of common stock through three accelerated share repurchase (“ASR”) agreements, the payments of two special dividends in addition to regular quarterly dividends to shareholders, and the repayment of the FHLB advances. (See further discussion below for additional information regarding the special dividend, the ASR agreements and the repayment of the FHLB advances). During 2018, cash used in financing activities primarily resulted from the payment of dividends to shareholders and repurchases of common stock. During 2017, cash used in financing activities primarily resulted from the payment of dividends to shareholders and repurchases of common stock, partially offset by cash inflows related to option exercises.

Dividends to common shareholders are subject to quarterly board approval and declaration. During 2019, our Board declared dividends that totaled $195.0 million. This included three quarterly dividends of $0.60 per share and one quarterly dividend of $0.65 per share, as well as a special dividend declared in December 2019 of $2.50 per share, or approximately $96 million. In addition to these dividends, in January 2019, we also paid a special dividend of $4.75 per share, that had been declared on December 30, 2018, totaling $192.6 million. We believe that our holding company assets are sufficient to provide for future shareholder dividends, should the Board of Directors declare them.

At December 31, 2019, THG, as a holding company, held approximately $340.7 million of fixed maturities and cash. We believe our holding company assets will be sufficient to meet our current year obligations, which we expect to consist primarily of quarterly dividends to our shareholders (as and to the extent declared), interest on our senior and subordinated debentures, certain costs associated with benefits due to our former life employees and agents, and, to the extent required, payments related to indemnification of liabilities associated with the sale of various subsidiaries. As discussed below, we have, and opportunistically may continue to, repurchase our common stock and debt. We do not expect that it will be necessary to dividend additional funds from our insurance subsidiaries in order to fund 2020 holding company obligations; however, we may decide to do so.

We expect to continue to generate sufficient positive operating cash to meet all short-term and long-term cash requirements relating to current operations, including the funding of our qualified defined benefit pension plan. During 2019, we contributed $10 million to our qualified defined benefit pension plan. We believe that this plan is essentially fully funded. The ultimate payment amounts for our benefit plan is based on several assumptions, including but not limited to, the rate of return on plan assets, the discount rate for benefit obligations, mortality experience, interest crediting rates, inflation and the ultimate valuation and determination of benefit obligations. Since differences between actual plan experience and our assumptions are almost certain, changes, both positive and negative, to our current funding status and ultimately our obligations in future periods are likely.

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

The Board of Directors authorized a stock repurchase program which provides for aggregate repurchases of our common stock of up to $900 million, including a $300 million increase to the program on December 5, 2019. Under the repurchase authorization, we may repurchase, from time to time, common shares in amounts, at prices and at such times as we deem appropriate, subject to market conditions and other considerations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. On January 2, 2019, pursuant to the terms of an accelerated share repurchase (“ASR”) agreement executed on December 30, 2018 (the “December 2018 ASR”), we paid $250.0 million in exchange for approximately 2.1 million shares of our common stock. In accordance with its terms, this agreement terminated on June 28, 2019. Also on June 28, 2019, pursuant to the terms of a second ASR agreement (the “June ASR”), we paid $150.0 million in exchange for approximately 1.1 million shares of our common stock. In accordance with its terms, the June ASR terminated on October 28, 2019. On December 9, 2019, pursuant to the terms of a third ASR agreement (the “December 2019 ASR”) we paid $150.0 million in exchange for shares of our common stock. Under the terms of the December 2019 ASR, we received an initial delivery of approximately 0.9 million shares of our common stock, which is approximately 80% of the total number of shares expected to be received under this agreement. Final settlement of the December 2019 ASR is expected to occur not later than March 25, 2020. During 2019, in total we repurchased approximately 4.2 million shares at a cost of $563.6 million.

From time to time, we may repurchase our debt on an opportunistic basis. On January 2, 2019, we repaid $125 million of our FHLB advances that were due 2029 and had an interest rate of 5.5%, along with related prepayment fees of $26 million which were recognized as a non-operating charge in 2018. We maintain our membership in FHLB which provides us with access to additional liquidity; the amount of such liquidity is based on our holdings of FHLB stock and pledged collateral. At December 31, 2019, we had additional borrowing capacity of $86.7 million. There were no borrowings outstanding under this short-term facility at December 31, 2019; however, we have borrowed and may continue to borrow, from time to time, through this facility to provide short-term liquidity.

On April 30, 2019, we entered into a new credit agreement that provides for a five-year unsecured revolving credit facility not to exceed $200.0 million at any one time outstanding, with the option to increase the facility up to $300.0 million, (assuming no default and satisfaction of other specified conditions, including the receipt of additional lender commitments). The agreement also includes an uncommitted subfacility of $50.0 million for standby letters of credit. Borrowings, if any, under this new agreement are unsecured and incur interest at a rate per annum equal to, at our election, either (i) the greater of, (a) the prime commercial lending rate of the administrative agent, (b) the NYFRB Rate plus half a percent, or (c) the one month Adjusted LIBOR plus one percent and a margin that ranges from 0.25% to 0.625% depending on our debt rating, or (ii) Adjusted LIBOR for the applicable interest period, plus a margin that ranges from 1.25% to 1.625% depending on our debt rating. The agreement also contains certain financial covenants such as maintenance of specified levels of consolidated equity and leverage ratios, and requires that certain of our subsidiaries maintain minimum RBC ratios. Concurrent with our entry into this agreement, we voluntarily terminated our existing $200.0 million credit agreement, dated November 12, 2013. We currently have no borrowings under the new agreement and had no borrowings under the previous agreement during 2019. The LIBOR rate, upon which Adjusted LIBOR is based, is expected to be discontinued by the end of 2021. Our credit agreement permits us to agree with the Administrative Agent for the credit facility on a replacement to Adjusted LIBOR subject to the satisfaction of certain conditions.

At December 31, 2019, we were in compliance with the covenants of our debt and credit agreements.

CONTRACTUAL OBLIGATIONS

Financing obligations generally include repayment of our senior debentures, subordinated debentures and lease payments. The following table represents our annual payments related to the contractual principal and interest payments of these financing obligations as of December 31, 2019, unless otherwise noted, and lease payments reflect expected cash payments based upon active lease terms. It is expected that in the normal course of business, leases that expire will generally be renewed or replaced by leases on similar property and equipment. In addition, we also have included our estimated payments related to our loss and LAE obligations and our current expectation of payments to be made to support the obligations of our benefit plans. The following table also includes commitments to purchase investment securities at a future date. Actual payments may differ from the contractual and/or estimated payments in the table.

DECEMBER 31, 2019	Maturity less than 1 year	Maturity 1-3 years	Maturity 4-5 years	Maturity in excess of 5 years	Total
(in millions)
Debt (1)	$—	$—	$—	$662.7	$662.7
Interest associated with debt (1)	36.9	73.8	73.8	354.0	538.5
Lease commitments (2)	15.1	20.4	8.2	1.0	44.7
Defined benefit pension and post-retirement benefit obligation (3)	4.0	7.6	6.8	14.2	32.6
Investment commitments (4)	83.0	90.0	35.0	—	208.0
Loss and LAE obligations (5)	1,740.7	1,702.1	712.1	1,499.5	5,654.4
(1)

Debt in the maturity in excess of 5 years category includes our senior debentures due in 2025, which pay annual interest at a rate of 7.625%, our senior debentures due in 2026, which pay annual interest at a rate of 4.50%, our subordinated debentures due in 2027, which pay cumulative dividends at an annual rate of 8.207% and our subordinated debentures due in 2053, which pay annual interest at a rate of 6.35%. Payments related to the principal amounts of these agreements represent contractual maturity; therefore, principal and interest associated with these obligations are reflected in the above table based upon the contractual maturity dates.

(2)	Our subsidiaries are lessees with a number of leases.
(3)

Amounts represent non-qualified defined benefit pension and postretirement benefit obligations and reflect estimated payments to be made through plan year 2029 for pension, postretirement, and postemployment benefits, although it is likely that payments will be made beyond 2029. Estimates of these payments and the payment patterns are based upon historical experience. We do not expect to make any significant contributions to our qualified plan in order to meet our minimum funding requirements for the next several years; therefore, no contributions for this plan are included in this schedule. However, additional contributions may be required in the future based on the level of pension assets and liabilities in future periods. The ultimate payment amount for our pension plan is based on several assumptions, including, but not limited to, the rate of return on plan assets, the discount rate for benefit obligations, mortality experience, interest crediting rates and the ultimate valuation of benefit obligations. Differences between actual plan experience and our assumptions are likely and will likely result in changes to our funding obligations in future periods.

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

CONTINGENCIES AND REGULATORY MATTERS

Information regarding litigation and legal contingencies appears in Note 16 – “Commitments and Contingencies” in the Notes to Consolidated Financial Statements. Information related to certain regulatory and industry developments are contained in “Regulation” in Part I - Item 1 and in “Risk Factors” in Part I – Item 1A.

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

RISKS AND FORWARD-LOOKING STATEMENTS

Management’s Discussion and Analysis contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. For a discussion of indicators of forward-looking statements and specific important factors that could cause actual results to differ materially from those contained in forward-looking statements, see “Risk Factors” in Part I – Item 1A. This Management’s Discussion and Analysis should be read and interpreted in light of such factors.

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

Catastrophe loss – Loss and directly identified loss adjustment expenses from catastrophes, including development on prior years’ catastrophe loss reserves. The Insurance Services Office (“ISO”) Property Claim Services (“PCS”) defines a catastrophe loss as an event that causes $25 million or more in insured property losses from U.S. direct writers and affects a significant number of property and casualty policyholders and insurers. In limited instances where the impact of an event extends across multiple geographic areas or time periods, but is not within the specific parameters established by PCS, THG may determine that certain losses are better included within the same catastrophe event. In addition to those catastrophe events declared by ISO, claims management also generally includes within the definition of a “catastrophe loss”, a property loss event that causes approximately $5 million or more in Company insured losses and affects in excess of one hundred policyholders.

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

Lower (higher) expenses – Represents the period over period comparison of expenses relative to growth in earned premium.  Volume driven expenses typically fluctuate commensurate with changes in premium.  Accordingly, as we grow premium, these expenses increase from an absolute dollar perspective, but tend to stay proportionate compared to premium.  Fixed expenses can remain constant or increase or decrease irrespective of the growth or decline in premium.  When describing expenses as being “lower” or “higher” we are generally referring to changes in fixed costs relative to premium (fixed cost leverage).  These “lower” or “higher” expenses correspond to a lower or higher expense ratio.

Marine Insurance – In Commercial Lines, this is a type of coverage developed for insuring businesses against physical losses to property such as contractor’s equipment, builder’s risk and goods in transit. It covers articles in transit by all forms of land and air transportation as well as bridges, tunnels, ocean and other means of transportation and communication. In the context of Personal Lines, this term relates to floater policies that cover expensive personal items such as fine art and jewelry.

Morbidity – Morbidity relates to the occurrence of illness, disability or other physical or psychological impairment, whether temporary or permanent, for insured risks. Morbidity is a key assumption for long-term care insurance and other forms of individual and group health benefits.

Partner agents; partner agencies; partner independent agents; agency partners; business partners – Independent agents (agencies) are self-employed, commission-based businesses who generally represent, and sell insurance policies provided by, several insurance companies.  THG has appointed and developed mutually beneficial relationships with a limited number of independent agents who are demonstrated experts in their field, growth-oriented and align with our strategy.  Although we may refer to those agencies as “partner agents”, these are not legally binding “partnerships”, but rather an opportunity for both the agent (agencies) and THG to work together and achieve common goals.

Peril – A cause of loss.

Price(ing) increase or decrease (Commercial Lines) – Represents the average change in premium on renewed policies caused by the estimated net effect of base rate changes, discretionary pricing, inflation or changes in policy level exposure or insured risk.

Price(ing) increase or decrease (Personal Lines) – The estimated cumulative premium effect of approved rate actions applied to policies available for renewal, regardless of whether or not policies are actually renewed. Pricing changes do not represent actual increases or decreases realized by THG.

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

Expense Ratio – The ratio of underwriting expenses (including the amortization of deferred acquisition costs), less premium installment and other fee income and premium charge offs, to premiums earned for a given period.

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

Securities Lending – We have, from time to time, engaged our banking provider to lend securities from our investment portfolio to third parties. These lent securities are fully collateralized by cash. When securities are lent, we monitor the fair value of the securities on a daily basis to assure that the collateral is maintained at a level of at least 102% of the fair value of the loaned securities. We record securities lending collateral as a cash equivalent, with an offsetting liability in expenses and taxes payable.

Severity – A monetary increase in the loss costs associated with the same or similar type of event or coverage.

Social Inflation – A term used to explain rising insurance claim payouts due to various factors associated with a more costly legal environment, such as increased litigation frequency, expanded theories of liability and higher jury awards. Higher than the expected litigation payouts to plaintiffs due to these and other factors, may then give rise to the initiation of additional lawsuits seeking similarly elevated awards and increasing settlement costs, which can compound the effect.

Specialty Lines – A major component of our other commercial lines. There is no accepted industry definition of “specialty lines”, but for our purpose specialty lines consist of products such as marine, surety, specialty industrial property, professional liability, management liability and various other program businesses. When discussing net premiums written and other financial measures of our specialty businesses, we may include non-specialty premiums that are written as part of the entire account.

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

ITEM 7A–QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to “Quantitative and Qualitative Disclosures about Market Risk” in Management’s Discussion and Analysis.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Hanover Insurance Group, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The Hanover Insurance Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and schedules of condensed financial information of the registrant, of supplementary insurance information, and of supplemental information concerning property and casualty insurance operations as of December 31, 2019 and 2018 and for each of the three years in the period ended December 31, 2019, schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2019, and schedule of summary of investments – other than investments in related parties as of December 31, 2019 listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of loss and loss adjustment expense reserves

As described in Notes 1 and 15 to the consolidated financial statements, loss and loss adjustment expense reserves were $5.7 billion as of December 31, 2019. These liabilities are determined using case basis evaluations and statistical analyses of historical loss patterns and represent estimates of the ultimate cost of all losses incurred but not paid. The loss reserve estimation process relies on the basic assumption that past experience, adjusted for the effects of current developments and likely trends, is an appropriate basis for management to predict future outcomes.  As part of this process, management uses a variety of analytical methods that consider experience, trends and other relevant factors, as well as considers numerous quantitative and qualitative factors, including the maturity of the accident year, the level of volatility within a particular class of business, the sufficiency or quality of historical reported and paid loss and loss adjustment expenses information, legal and regulatory developments and changes in underwriting, claim handling and case reserving practices. The Company’s ultimate incurred but not reported (“IBNR”) reserves are estimated by management and reserving actuaries on an aggregate basis for each line of business or coverage for loss and loss expense liabilities not reflected within the case reserves.

The principal considerations for our determination that performing procedures relating to the valuation of loss and loss adjustment expense reserves is a critical audit matter are there was significant judgment by management when developing their estimate. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to the various analytical methods and factors used by management in developing the estimate, such as historical loss patterns and other relevant quantitative and qualitative factors, which included the maturity of the accident year, the level of volatility within a particular class of business, and the sufficiency or quality of historical reported and paid loss and loss adjustment expenses information. Also, our audit effort included the involvement of professionals with specialized skill and knowledge to assist in performing procedures and evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s valuation of loss and loss adjustment expense reserves, including controls over the analytical methods applied and development of qualitative and quantitative factors. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in either (i) developing an independent estimate of the reserves using historical loss patterns, and other relevant quantitative and qualitative factors, which included the maturity of the accident year, the level of volatility within a particular class of business, and the sufficiency or quality of historical reported and paid loss and loss adjustment expenses information, for reserves by line of business or coverage on a test basis, and comparison of this independent estimate to management’s actuarially determined reserves; or (ii) on a test basis for reserves by line of business or coverage, evaluating the appropriateness of management’s analytical methods and reasonableness of factors for determining the reserve balances.  Developing the independent estimate also involved testing the completeness and accuracy of data provided by management.

/s/ PricewaterhouseCoopers LLP

Boston, MA

February 24, 2020

We have served as the Company’s auditor since 1991.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31	2019	2018	2017
(in millions, except per share data)
Revenues
Premiums	$4,474.5	$4,254.4	$3,980.4
Net investment income	281.3	267.4	243.9
Net realized and unrealized investment gains (losses):
Net realized gains (losses) from sales and other	4.9	(2.7)	26.7
Net change in fair value of equity securities	106.5	(43.4)	—
Net other–than–temporary impairment losses on investments recognized in earnings	(2.0)	(4.6)	(5.6)
Total net realized and unrealized investment gains (losses)	109.4	(50.7)	21.1
Fees and other income	25.5	23.2	22.5
Total revenues	4,890.7	4,494.3	4,267.9
Losses and expenses
Losses and loss adjustment expenses	2,865.5	2,724.6	2,579.6
Amortization of deferred acquisition costs	926.7	891.8	840.7
Interest expense	37.5	45.1	45.2
Loss on repayment of debt	—	28.2	—
Other operating expenses	538.9	522.1	509.5
Total losses and expenses	4,368.6	4,211.8	3,975.0
Income from continuing operations before income taxes	522.1	282.5	292.9
Income tax expense (benefit):
Current	80.5	46.2	3.1
Deferred	12.6	(2.7)	73.7
Total income tax expense	93.1	43.5	76.8
Income from continuing operations	429.0	239.0	216.1
Discontinued operations:
Sale of Chaucer business, net of taxes	(1.2)	131.9	—
Income (loss) from Chaucer business, net of taxes	1.6	20.0	(13.1)
Income (loss) from discontinued life businesses, net of taxes	(4.3)	0.1	(16.8)
Net income	$425.1	$391.0	$186.2
Earnings per common share:
Basic:
Income from continuing operations	$10.72	$5.63	$5.08
Discontinued operations:
Sale of Chaucer business, net of taxes	(0.03)	3.11	—
Income (loss) from Chaucer business, net of taxes	0.04	0.47	(0.30)
Income (loss) from discontinued life businesses, net of taxes	(0.11)	—	(0.40)
Net income per share	$10.62	$9.21	$4.38
Weighted average shares outstanding	40.0	42.4	42.5
Diluted:
Income from continuing operations	$10.56	$5.56	$5.03
Discontinued operations:
Sale of Chaucer business, net of taxes	(0.03)	3.07	—
Income (loss) from Chaucer business, net of taxes	0.04	0.46	(0.30)
Income (loss) from discontinued life businesses, net of taxes	(0.11)	—	(0.40)
Net income per share	$10.46	$9.09	$4.33
Weighted average shares outstanding	40.6	43.0	43.0

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31	2019	2018	2017
(in millions)
Net income	$425.1	$391.0	$186.2
Other comprehensive income (loss), net of tax:
Available-for-sale securities:
Net appreciation (depreciation) during the period	238.8	(170.1)	13.4
Change in other-than-temporary impairment losses recognized in other comprehensive income	2.8	—	6.0
Amount realized with sale of Chaucer business	0.1	19.1	—
Total available-for-sale securities	241.7	(151.0)	19.4
Pension and postretirement benefits:
Net actuarial gains (losses) and prior service costs arising in the period	16.2	(17.0)	13.6
Amortization recognized as net periodic benefit and postretirement cost	9.0	7.7	9.4
Amount realized with sale of Chaucer business	—	16.4	—
Total pension and postretirement benefits	25.2	7.1	23.0
Cumulative foreign currency translation adjustment:
Amount recognized as cumulative foreign currency translation during the period	—	(1.7)	2.4
Amount realized with sale of Chaucer business	0.7	23.2	—
Total cumulative foreign currency translation adjustment	0.7	21.5	2.4
Total other comprehensive income (loss), net of tax	267.6	(122.4)	44.8
Comprehensive income	$692.7	$268.6	$231.0

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31	2019	2018
(in millions, except share data)
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $6,452.2 and $6,245.9)	$6,687.1	$6,161.5
Equity securities, at fair value	575.7	464.4
Other investments	733.2	661.5
Total investments	7,996.0	7,287.4
Cash and cash equivalents	215.7	1,020.7
Accrued investment income	53.0	53.2
Premiums and accounts receivable, net	1,260.4	1,176.7
Reinsurance recoverable on paid and unpaid losses and unearned premiums	1,814.0	1,648.6
Deferred acquisition costs	467.4	450.8
Deferred income tax asset	—	50.6
Goodwill	178.8	178.8
Other assets	402.4	371.6
Assets held-for-sale	—	57.4
Assets of discontinued businesses	102.8	103.9
Total assets	$12,490.5	$12,399.7
Liabilities
Loss and loss adjustment expense reserves	$5,654.4	$5,304.1
Unearned premiums	2,416.7	2,277.8
Expenses and taxes payable	627.7	909.8
Deferred income tax liability	51.8	—
Reinsurance premiums payable	53.4	37.3
Debt	653.4	777.9
Liabilities held-for-sale	—	22.2
Liabilities of discontinued businesses	116.9	115.9
Total liabilities	9,574.3	9,445.0
Commitments and contingencies
Shareholders’ Equity
Preferred stock, par value $0.01 per share; 20.0 million shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 300.0 million shares authorized; 60.5 million shares issued	0.6	0.6
Additional paid-in capital	1,837.3	1,871.8
Accumulated other comprehensive income (loss)	152.6	(116.5)
Retained earnings	2,410.9	2,182.3
Treasury stock at cost (22.1 and 18.2 million shares)	(1,485.2)	(983.5)
Total shareholders’ equity	2,916.2	2,954.7
Total liabilities and shareholders’ equity	$12,490.5	$12,399.7

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31	2019	2018	2017
(in millions)
Preferred Stock
Balance at beginning and end of year	$—	$—	$—
Common Stock
Balance at beginning and end of year	0.6	0.6	0.6
Additional Paid-in Capital
Balance at beginning of year	1,871.8	1,857.0	1,846.7
Prepayment and settlement of accelerated share repurchases	(49.5)	—	—
Employee and director stock-based awards and other	15.0	14.8	10.3
Balance at end of year	1,837.3	1,871.8	1,857.0
Accumulated Other Comprehensive Income (Loss), net of tax
Net Unrealized Appreciation (Depreciation) on Investments:
Balance at beginning of year	(27.2)	205.4	186.0
Net appreciation (depreciation) on available-for-sale securities	241.6	(170.1)	19.4
Adoption of Accounting Standards Updates (No. 2017-08 in 2019 and No. 2016-01 and No. 2018-02 in 2018)	1.5	(81.6)	—
Amount realized with sale of Chaucer business	0.1	19.1	—
Balance at end of year	216.0	(27.2)	205.4
Defined Benefit Pension and Postretirement Plans:
Balance at beginning of year	(88.6)	(79.5)	(102.5)
Net amount arising in the period	16.2	(17.0)	13.6
Net amount recognized as net periodic benefit cost	9.0	7.7	9.4
Adoption of Accounting Standards Update 2018-02	—	(16.2)	—
Amount realized with sale of Chaucer business	—	16.4	—
Balance at end of year	(63.4)	(88.6)	(79.5)
Cumulative Foreign Currency Translation Adjustment:
Balance at beginning of year	(0.7)	(18.3)	(20.7)
Amount recognized as cumulative foreign currency translation during the year	—	(1.7)	2.4
Adoption of Accounting Standards Update 2018-02	—	(3.9)	—
Amount realized with sale of Chaucer business	0.7	23.2	—
Balance at end of year	—	(0.7)	(18.3)
Total accumulated other comprehensive income	152.6	(116.5)	107.6
Retained Earnings
Balance at beginning of year	2,182.3	1,975.0	1,875.6
Cumulative effect of accounting change, net of taxes	(1.5)	104.3	—
Balance at beginning of period, as adjusted	2,180.8	2,079.3	1,875.6
Net income	425.1	391.0	186.2
Dividends to shareholders	(195.0)	(288.0)	(86.8)
Balance at end of year	2,410.9	2,182.3	1,975.0
Treasury Stock
Balance at beginning of year	(983.5)	(942.5)	(928.2)
Shares purchased at cost	(514.1)	(57.7)	(37.2)
Net shares reissued at cost under employee stock-based compensation plans	12.4	16.7	22.9
Balance at end of year	(1,485.2)	(983.5)	(942.5)
Total shareholders’ equity	$2,916.2	$2,954.7	$2,997.7

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31	2019	2018	2017
(in millions)
Cash Flows From Operating Activities
Net income	$425.1	$391.0	$186.2
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) from sale of Chaucer business	1.2	(131.9)	—
Net realized investment (gains) losses	(109.0)	51.3	(23.7)
Net amortization and depreciation	21.6	24.6	30.1
Stock-based compensation expense	17.4	13.4	12.3
Amortization of defined benefit plan costs	11.4	9.7	14.0
Deferred income tax expense (benefit)	12.5	(23.4)	39.8
Change in deferred acquisition costs	(14.4)	(19.2)	(31.8)
Change in premiums receivable, net of reinsurance premiums payable	(78.7)	(73.9)	(29.6)
Change in loss, loss adjustment expense and unearned premium reserves	498.6	584.9	949.5
Change in reinsurance recoverable	(179.1)	(248.1)	(414.0)
Change in expenses and taxes payable	11.0	4.6	(0.5)
Other, net	(14.7)	(31.7)	(27.7)
Net cash provided by operating activities	602.9	551.3	704.6
Cash Flows From Investing Activities
Proceeds from disposals and maturities of fixed maturities	1,336.9	1,094.2	1,225.3
Proceeds from disposals of equity securities and other investments	250.3	158.4	164.9
Purchase of fixed maturities	(1,588.3)	(1,425.6)	(1,645.8)
Purchase of equity securities and other investments	(332.2)	(178.3)	(222.6)
Capital expenditures	(13.3)	(13.1)	(18.6)
Net proceeds from sale of Chaucer business	34.7	635.7	—
Other investing activities	—	—	(9.5)
Net cash provided by (used in) investing activities	(311.9)	271.3	(506.3)
Cash Flows From Financing Activities
Proceeds from exercise of employee stock options	14.4	14.8	23.1
Change in cash collateral related to securities lending program	(5.0)	(19.0)	(6.7)
Dividends paid to shareholders	(386.2)	(94.3)	(86.8)
Repayment of debt	(151.1)	(11.6)	—
Repurchases of common stock	(563.6)	(57.7)	(37.2)
Other financing activities	(7.8)	(3.2)	(4.1)
Net cash used in financing activities	(1,099.3)	(171.0)	(111.7)
Effect of exchange rate changes on cash	—	(4.0)	7.2
Net change in cash and cash equivalents	(808.3)	647.6	93.8
Net change in cash related to discontinued operations	3.3	75.2	56.8
Cash and cash equivalents, beginning of year	1,020.7	297.9	147.3
Cash and cash equivalents, end of year	$215.7	$1,020.7	$297.9
Supplemental Cash Flow Information
Interest payments	$37.0	$47.8	$47.5
Income tax payments, net	$113.7	$57.0	$51.1

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Basis of Presentation and Principles of Consolidation

The consolidated financial statements of The Hanover Insurance Group, Inc. (“THG” or the “Company”), include the accounts of The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America (“Citizens”), THG’s principal property and casualty companies; and other insurance and non-insurance subsidiaries. These legal entities conduct their operations through several business segments discussed in Note 13 – “Segment Information.” The consolidated financial statements also include the Company’s discontinued operations, consisting primarily of the Company’s former accident and health and life insurance businesses and Chaucer Holdings Limited (“Chaucer”), a specialist insurance underwriting group which operates through the Society and Corporation of Lloyd’s (“Lloyd’s”) and other international insurance and non-insurance subsidiaries. All intercompany accounts and transactions have been eliminated. On December 28, 2018, the Company completed the sale of Chaucer to China Reinsurance (Group) Corporation (“China Re”), and subsequently completed the sales of the Chaucer-related Irish and Australian entities on February 14, 2019 and April 10, 2019, respectively. Accordingly, for all prior periods presented in this Annual Report on Form 10-K, Chaucer’s accounts have been classified as discontinued operations in the Consolidated Statements of Income, and as held-for-sale in the Consolidated Balance Sheet at December 31, 2018 (See Note 2 – “Discontinued Operations”).

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

Equity securities are carried at fair value. Increases and decreases in fair value are reported in net income.

Other investments consist primarily of mortgage participations and limited partnerships. Mortgage participations represent interests in commercial mortgage loans originated and serviced by a third-party of which the Company shares, on a pro-rata basis, in all related cash flows of the underlying mortgage loans. Mortgage participations are stated at unpaid principal balances adjusted for deferred fees or expenses, net of reserves. Reserves on mortgages are established and are collectively evaluated based on losses expected by the Company for loans that may not be collectible in full. In establishing reserves, the Company considers, among other things, the estimated fair value of the underlying collateral. Prior to May 2018, certain reacquisition rights retained by the third-party in the loan participations required that these investments be accounted for as secured borrowings under Accounting Standards Codification (“ASC”) 860, Transfers and Servicing.

Investments in limited partnerships include interests in private equity funds which are accounted for in accordance with the equity method of accounting. Prior to January 1, 2018, when the Company’s interest in the partnership was minor, certain limited partnership investments were accounted for under the cost method.

Net investment income includes interest, dividends and income from limited partnership interests. Interest income is recognized based on the effective yield method, which includes the amortization of premiums and accretion of discounts. The effective yield used to determine the amortization for fixed maturities subject to prepayment risk, such as mortgage-backed and asset-backed securities, is recalculated and adjusted periodically based upon actual historical and projected future cash flows. The adjustment to yields for highly rated prepayable fixed maturities is accounted for using the retrospective method. The adjustment to yields for all other prepayable fixed maturities is accounted for using the prospective method. Fixed maturities and mortgage participations that are delinquent are placed on non-accrual status, and thereafter interest income is recognized only when cash payments are received.

Realized investment gains and losses on sales are reported as a component of revenues based upon specific identification of the investment assets sold. When an other-than-temporary decline in the value of a specific investment is deemed to have occurred, and a charge to earnings is required, the Company recognizes a realized investment loss. Changes in the fair value of equity securities are reported in net realized and unrealized investment gains (losses), including increases and decreases in fair value on securities that are still held and realized gains and losses on securities that have been sold.

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

C. Financial Instruments

In the normal course of business, the Company may enter into transactions involving various types of financial instruments, including debt, investments such as fixed maturities, equity securities and mortgage loans, investment and loan commitments, swap contracts, option contracts, forward contracts and futures contracts. These instruments involve credit risk and could also be subject to risk of loss due to interest rate fluctuation. The Company evaluates and monitors each financial instrument individually and, when appropriate, obtains collateral or other security to minimize losses.

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

F. Reinsurance Recoverables

The Company shares certain insurance risks it has underwritten, through the use of reinsurance contracts, with various insurance entities. Reinsurance accounting is followed for ceded transactions when the risk transfer provisions of ASC 944, Financial Services – Insurance, have been met. As a result, when the Company experiences loss or claims events that are subject to a reinsurance contract, reinsurance recoverables are recorded. The amount of the reinsurance recoverable can vary based on the terms of the reinsurance contract, the size of the individual loss or claim, or the aggregate amount of all losses or claims in a particular line or book of business or an aggregate amount associated with a particular accident year. The valuation of losses or claims recoverable depends on whether the underlying loss or claim is a reported loss or claim, or an incurred but not reported loss. For reported losses and claims, the Company values reinsurance recoverables at the time the underlying loss or claim is recognized, in accordance with contract terms. For incurred but not reported losses, the Company estimates the amount of reinsurance recoverables based on the terms of the reinsurance contracts and historical reinsurance recovery information and applies that information to the gross loss reserve. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured business and the balance is disclosed separately in the financial statements. However, the ultimate amount of the reinsurance recoverable is not known until all losses and claims are settled. Allowances are established for amounts deemed uncollectible and reinsurance recoverables are recorded net of these allowances. The Company evaluates the financial condition of its reinsurers and monitors concentration risk to minimize its exposure to significant credit losses from individual reinsurers.

G. Property, Equipment, Capitalized Software AND LEASES

Property, equipment, leasehold improvements and capitalized software are recorded at cost, less accumulated depreciation and amortization. Depreciation is generally provided using the straight-line method over the estimated useful lives of the related assets, which generally range from 3 to 30 years. The estimated useful life for capitalized software is generally 5 to 7 years. Amortization of leasehold improvements is provided using the straight-line method over the lesser of the term of the lease or the estimated useful life of the improvements.

The Company has operating and financing leases recorded at the present value of future minimum lease payments, less accumulated depreciation and amortization. Depreciation is generally provided using the straight-line method over the estimated useful lives of the related assets, which generally ranges from 4 to 6 years for real estate and fleet leases.

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

The Company tests for the recoverability of goodwill and intangible assets with indefinite lives annually or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company recognizes impairment losses only to the extent that the carrying amounts of reporting units with goodwill exceed the fair value. The amount of the impairment loss that would be recognized is determined based upon the excess of the carrying value of goodwill compared to the implied fair value of the goodwill, as determined with respect to all assets and liabilities of the reporting unit. The Company has performed its annual review of goodwill and intangible assets with indefinite lives for impairment in the fourth quarters of 2019 and 2018 with no impairments recognized. At December 31, 2019 and 2018, the Company held goodwill of $178.8 million and intangible assets with indefinite lives of $15.0 million.

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

J. Debt

The Company’s debt at December 31, 2019 includes senior debentures and subordinated debentures. Debt instruments are carried at principal amount borrowed, net of any applicable unamortized discounts and issuance costs. See Note 6 – “Debt and Credit Arrangements”.

K. Premium, Premium Receivable, Fee Revenue and Related Expenses

Insurance premiums written are generally recorded at the policy inception and are primarily earned on a pro-rata basis over the terms of the policies for all products. Premiums written may also include estimates that are derived from multiple sources, which include the historical experience of the underlying business, similar businesses and available industry information. These estimates are regularly reviewed and updated, and any resulting adjustments are included in the current year’s results. Unearned premium reserves represent the portion of premiums written that relates to the unexpired terms of the underlying in-force insurance policies and reinsurance contracts. Premium receivables reflect the unpaid balance of premium written as of the balance sheet date. Premium receivables are generally short-term in nature and are reported net of an allowance for estimated uncollectible premium accounts. The Company reviews its receivables for collectability at the balance sheet date. The allowance for uncollectible accounts was not material as of December 31, 2019 and 2018. Ceded premiums are charged to income over the applicable term of the various reinsurance contracts with third-party reinsurers. Reinsurance reinstatement premiums, when required, are recognized in the same period as the loss event that gave rise to the reinstatement premiums. Losses and related expenses are matched with premiums, resulting in their recognition over the lives of the contracts. This matching is accomplished through estimated and unpaid losses and amortization of deferred acquisition costs.

L. Income Taxes

The Company is subject to the tax laws and regulations of the U.S. and foreign countries in which it operates. The Company files a consolidated U.S. federal income tax return that includes the holding company and its U.S. subsidiaries. Generally, taxes are accrued at the U.S. statutory tax rate for income from the U.S. operations. In December 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted, which reduced the U.S. statutory rate from 35% to 21%, effective January 1, 2018. See Note 7 – “Income Taxes” for a discussion of this law. The Company accrues taxes on certain non-U.S. income that is subject to U.S. tax at the enacted U.S. tax rate. Foreign tax credits, where available, are utilized to offset U.S. tax as permitted.

The Company’s accounting for income taxes represents its best estimate of various events and transactions.

Deferred income taxes are generally recognized when assets and liabilities have different values for financial statement and tax reporting purposes, and for other temporary taxable and deductible differences as defined by ASC 740, Income Taxes (“ASC 740”). These temporary differences are measured at the balance sheet date using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse. These differences result primarily from insurance reserves, deferred acquisition costs, investments, software capitalization and employee benefit plans.

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

M. Stock-Based Compensation

The Company recognizes the fair value of compensation costs for all share-based payments, including employee stock options, in the financial statements. Unvested awards are generally expensed on a straight line basis, by tranche, over the vesting period of the award. The Company’s stock-based compensation plans are discussed further in Note 10 – “Stock-Based Compensation Plans.”

N. Earnings Per Share

Earnings per share (“EPS”) for the years ended December 31, 2019, 2018 and 2017 is based on a weighted average of the number of shares outstanding during each year. Basic and diluted EPS is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. The weighted average shares outstanding used to calculate basic EPS differ from the weighted average shares outstanding used in the calculation of diluted EPS due to the effect of dilutive employee stock options, nonvested stock grants and other contingently issuable shares. If the effect of such items is antidilutive, the weighted average shares outstanding used to calculate diluted EPS are equal to those used to calculate basic EPS.

Options to purchase shares of common stock whose exercise prices are greater than the average market price of the common shares are not included in the computation of diluted earnings per share because the effect would be antidilutive.

O. New Accounting Pronouncements

Recently Implemented Standards

In March 2019, the FASB issued ASC Update No. 2019-01, Leases (Topic 842) – Codification Improvements. This ASC update modifies interim disclosure requirements related to the implementation of ASC 842. This ASC update explicitly provides an exception to certain disclosures required under ASC 250 Accounting Changes and Error Corrections. An entity should apply the amendments as of the date that it first applied ASC 842, using the same transition methodology. Consistent with the Company’s implementation of ASC 842 on January 1, 2019, the updated guidance is effective for interim and annual periods beginning after December 15, 2018. The Company implemented this guidance effective January 1, 2019 and it did not have an impact on the Company’s financial position or results of operations as the update is disclosure related.

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

In March 2017, the FASB issued ASC Update No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. This guidance shortens the amortization period of premiums on certain purchased callable debt securities to the earliest call date. The updated guidance is effective for annual and interim periods beginning after December 15, 2018, and should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company implemented this guidance effective January 1, 2019. Implementing this guidance resulted in a cumulative effect adjustment which reclassified unrealized losses, net of tax, of $1.5 million from accumulated other comprehensive income to retained earnings.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASC Update No. 2016-02, Leases (Topic 842) . This ASC update requires a lessee to recognize a right-of-use asset, which represents the lessee’s right to use a specified asset for the lease term, and a corresponding lease liability, which represents a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, for all leases that extend beyond 12 months. For finance or capital leases, interest on the lease liability will be recognized separately from amortization of the right-of-use asset in the statements of income and comprehensive income. In addition, the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows. For operating leases, the asset and liability will be amortized as a single lease cost, such that the cost of the lease is allocated over the lease term, on a generally straight-line basis, with all cash flows included within operating activities in the statement of cash flows. ASC Update No. 2016-02 requires that implementation of this guidance be through a modified retrospective transition approach. In July 2018, the FASB issued ASC Update No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities with an additional transition method to adopt ASC Update No. 2016-02. Under this optional transition method, an entity can initially apply the new guidance at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company implemented this guidance effective January 1, 2019 using the optional transition method provided in ASC Update No. 2018-11 and elected to utilize the practical expedient package available in ASC Update 2016-02. The Company has also elected to utilize the practical expedient which allows an entity not to separate lease and nonlease components for all of its asset classes. The effect of implementing this guidance increased total assets and total liabilities each by approximately $35 million on January 1, 2019 and did not have a material effect on the results of operations.

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

Recently Issued Standards

In January 2020, the FASB issued ASC Update No. 2020-01 Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). This ASC update clarifies that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting when using the measurement alternative under ASC 321.  It also clarifies the accounting for certain forward contracts and purchased options accounted for under ASC 815. The updated guidance is effective for annual and interim periods beginning after December 15, 2020. The Company does not expect the adoption of ASC Update No. 2020-01 to have a material impact on its financial position or results of operations.

In 2019 and 2020, the FASB has issued several updates to ASC Update No. 2016-13, including the issuance in April 2019, ASC Update 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, the issuance in May 2019, ASC Update 2019-05, Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief, the issuance in November 2019, ASC Update No. 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses and the issuance in February 2020, ASC Update 2020-02, Financial Instruments – Credit Losses (Topic 326) and Leases (Topic 842) – Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842). ASC Update 2016-13 and the related, updated guidance are effective for interim and annual periods beginning after December 15, 2019. The Company does not expect the adoption of ASC Update No. 2016-13 and the related updates to have a material impact on its financial position or results of operations.

In December 2019, the FASB issued ASC Update No. 2019-12 Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes. This ASC update removes certain exceptions to the general principles in ASC 740, Income Taxes, including intraperiod tax allocation when there is a loss from continuing operations, foreign subsidiary treatment under certain conditions and for calculating interim income taxes when the year-to-date loss exceeds the anticipated loss. This update also clarifies and amends existing guidance related to changes in tax laws, business combinations and employee stock plans, among others. The updated guidance is effective for interim and annual periods beginning after December 15, 2020. Early adoption is permitted, including interim periods. The Company does not expect the adoption of ASC Update No. 2019-12 to have a material effect on its financial position or results of operations.

In August 2018, the FASB issued ASC Update No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASC update requires the capitalization of implementation costs incurred in a hosting arrangement that is a service contract consistent with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The guidance also requires an entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting agreement, and apply impairment guidance consistent with long-lived assets. ASC Update No. 2018-15 also provides specific guidelines related to the presentation of these capitalized implementation costs and related expenses in the financial statements. The updated guidance is effective for interim and annual periods beginning after December 15, 2019, and should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Early adoption is permitted, including interim periods. The Company does not expect the adoption of ASC Update No. 2018-15 to have a material impact on its financial position or results of operations.

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

In June 2016, the FASB issued ASC Update No. 2016-13, (Topic 326) Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASC Update No. 2016-13”). This ASC update introduces new guidance for the accounting for credit losses on financial instruments within its scope. A new model, referred to as the current expected credit losses model, requires an entity to determine credit-related impairment losses for financial instruments held at amortized cost and to estimate these expected credit losses over the life of an exposure (or pool of exposures). The estimate of expected credit losses should consider both historical and current information, reasonable and supportable forecasts, as well as estimates of prepayments. The estimated credit losses and subsequent adjustment to such loss estimates, will be recorded through an allowance account which is deducted from the amortized cost of the financial instrument, with the offset recorded in current earnings. ASC Update No. 2016-13 also modifies the impairment model for available-for-sale debt securities. The new model will require an estimate of expected credit losses only when the fair value is below the amortized cost of the asset, thus the length of time the fair value of an available-for-sale debt security has been below the amortized cost will no longer affect the determination of whether a credit loss exists. In addition, credit losses on available-for-sale debt securities will be limited to the difference between the security’s amortized cost basis and its fair value. In November 2018, the FASB issued ASC Update No. 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, which explicitly states that receivables arising from operating leases are not within the scope of Subtopic 326-20.

Q. Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. DISCONTINUED OPERATIONS

Gain on Sale of Chaucer Business

On December 28, 2018, the Company completed the sale of Chaucer to China Re and recognized a pre-tax gain on the sale of $174.4 million and an income tax expense of $42.5 million. THG paid customary transaction costs along with providing certain representations and warranties and agreeing to indemnify China Re for certain pre-sale contingent liabilities.

The following table summarizes the components of the estimated gain in 2018 related to the sale of the Chaucer business as of December 28, 2018. As discussed below the table, both the pre-tax gain and income tax expense were updated in 2019.

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

(1)

Initial consideration for Chaucer as determined in the sales and purchase agreement was $779 million.  This amount, along with $28 million in cash proceeds received from the sale of the Irish entity on February 14, 2019, $13 million from the sale of the Australian entities on April 10, 2019, estimated contingent consideration of $31.7 million, and an $85 million pre-signing dividend from Chaucer that was received in the second quarter of 2018, resulted in expected total proceeds from the entire transaction of $936.7 million. These amounts were partially offset by $17.0 million paid to China Re to adjust the purchase price for amounts received by the Company from Chaucer prior to December 28, 2018.

(2)

Contingent proceeds, as reflected in the sales and purchase agreement, may be up to $45 million and is determined based upon 2018 catastrophe losses.  In 2018 the Company’s best estimate of contingent consideration was $31.7 million.

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

Included in the previously recorded $174.4 million gain was $31.7 million of contingent proceeds, which were subject to change, based on development of Chaucer’s 2018 catastrophe losses. During the first half of 2019, Chaucer experienced unfavorable development on its 2018 catastrophe losses, primarily due to higher than expected losses for hurricane Michael, Typhoon Jebi and a Columbian dam construction loss. Accordingly, the Company updated and reduced its best estimate of pre-tax contingent proceeds by $9.7 million. The Company received a cash payment of $22.0 million in final settlement of the contingent proceeds.

In addition, we recognized an income tax charge of $1.2 million in 2019 related to new tax regulations that were issued on June 14, 2019 by the U.S. Department of the Treasury, with an effective date retroactive to January 1, 2018. These new regulations retroactively changed the taxation of certain non-U.S. income. Although the impact of these regulations relates to the calculation of the income tax expense related to the sale of Chaucer, unlike the $42.5 million of income tax expense, noted above, that was reflected in discontinued operations, ASC 740, Income Taxes, prescribes that the effect of certain retroactive tax law changes be presented in continuing operations. Accordingly, we have presented this charge as a separate component of our non-operating items from continuing operations. (See also Note - 7 “Income Taxes” below). Additionally, in the third quarter of 2019, the Company recognized $3.4 million of tax benefits related to prior years, which are reflected in Discontinued Operations.

On February 14, 2019, the Company completed the sale of its Chaucer-related Irish entity and on April 10, 2019 finalized the sale of the Australian entities, completing the transfer of all Chaucer-related companies. Collectively, these entities constituted the Chaucer business in 2018 and prior, whereas just the Irish and Australian entities comprised the Chaucer business reported in its results in 2019, until their respective sales to China Re. The sale of the Irish entity provided total proceeds of $28 million and resulted in a pre-tax gain of $0.4 million, with a related income tax benefit of $0.5 million. The sale of the Australian entities for total proceeds of $13 million resulted in a pre-tax gain of $1.2 million and a related income tax expense of $0.1 million.

Income (loss) from Chaucer Business

Year ended December 31, 2019

Revenues from the portion of the Chaucer business remaining after the sale of the U.K. entities in 2018 was $6.7 million during the year ended December 31, 2019. Pre-tax operating losses in this business totaled $0.5 million during the same period, whereas this business provided after-tax income of $1.6 million for the year ended December 31, 2019. Income from the Chaucer business in the year ended December 31, 2019 included a $2.0 million tax benefit related to a decrease in an uncertain tax position due to the expiration of the statute of limitations.

Years ended December 31, 2018 and 2017.

The following table summarizes the results of operations for Chaucer for the years ended December 31, 2018 and 2017:

YEARS ENDED DECEMBER 31	2018(1)	2017
(in millions)
Revenues
Net premiums earned	$850.0	$853.0
Net investment income	54.9	52.0
Other income	7.5	6.7
	912.4	911.7
Losses and operating expenses
Losses and LAE	515.5	549.5
Amortization of deferred acquisition costs	252.5	245.9
Other expenses	115.0	109.2
	883.0	904.6
Income from Chaucer business before income taxes and other items (previously presented as Chaucer's operating income)	29.4	7.1
Other items:
Interest expense	(3.8)	(3.3)
Net realized and unrealized investment gains (losses)	(1.3)	2.6
Other income	0.4	2.2
Income from Chaucer business before income taxes	24.7	8.6
Income tax expense	(4.7)	(21.7)
Income (loss) from Chaucer business, net of taxes	$20.0	$(13.1)
(1)	2018 reflects the results of operations for the period in which THG owned Chaucer, which concluded with the sale of the Chaucer business on December 28, 2018.

The Company recognized $0.8 million and $1.1 million in foreign currency transaction losses in net income in 2018 and 2017, respectively.

The following table provides the effects of reinsurance related to the Chaucer business for the periods indicated.

YEARS ENDED DECEMBER 31	2018	2017
(in millions)
Premiums written:
Direct	$625.3	$597.6
Assumed	685.3	646.9
Ceded (1)	(459.9)	(395.4)
Net premiums written	$850.7	$849.1
Premiums earned:
Direct	$611.9	$568.7
Assumed	667.2	628.3
Ceded (1)	(429.1)	(344.0)
Net premiums earned	$850.0	$853.0
Losses and LAE:
Direct	$362.2	$365.2
Assumed	568.7	570.7
Ceded (2)	(415.4)	(386.8)
Net losses and LAE	$515.5	$549.1
(1)	The increase in ceded reinsurance premiums from 2017 to 2018 was primarily due to Chaucer’s planned increase in reinsurance purchases.
(2)	The increase in ceded losses and LAE from 2017 to 2018 was primarily due to higher catastrophe loss activity in certain Chaucer lines and due to the aforementioned increase in reinsurance purchases.

Assets Held-for-Sale

There were no assets or liabilities held-for-sale at December 31, 2019. Total assets and liabilities held-for-sale were $57.4 million and $22.2 million, respectively, at December 31, 2018. Assets and liabilities held-for-sale decreased during 2019 due to the aforementioned sales of the Chaucer-related Irish and Australian entities. These balances are reflected in the Consolidated Balance Sheets under the captions “Assets held-for-sale” and “Liabilities held-for-sale”, respectively.

Cash Flows

The following table details the cash flows associated with the Chaucer business:

DECEMBER 31	2019	2018	2017
(in millions)
Net cash provided by (used in) operating activities	3.5	(22.8)	28.8
Net cash (used in) provided by investing activities	(6.8)	131.1	(96.9)

Discontinued accident and health and life businesses

During 1999, the Company exited its accident and health insurance business, consisting of its Employee Benefit Services business, its Affinity Group Underwriters business and its accident and health assumed reinsurance pool business. Prior to 1999, these businesses comprised substantially all of the former Corporate Risk Management Services segment. On January 2, 2009, Hanover Insurance directly assumed a portion of the accident and health business and the remainder of the Discontinued First Allmerica Financial Life Insurance Company (“FAFLIC”) accident and health business was reinsured by Hanover Insurance in connection with the sale of FAFLIC to Commonwealth Annuity.

At December 31, 2019 and 2018, the portion of the discontinued accident and health business that was directly assumed had assets of $82.4 million and $81.6 million, respectively, consisting primarily of invested assets, and liabilities of $84.4 million and $81.4 million, respectively, consisting primarily of policy liabilities. At December 31, 2019 and 2018, the assets and liabilities of this business, as well as those of the reinsured portion of the accident and health business are classified as assets and liabilities of discontinued operations in the Consolidated Balance Sheets.

The Company’s former life insurance businesses include indemnity obligations and other activities.

Discontinued operations for the year ended December 31, 2019 resulted in losses of $4.3 million, including $0.9 million related to income taxes. This business resulted in gains of $0.1 million in 2018 and losses of $16.8 million, net of tax benefits of $ $9.3 million in 2017. The elevated losses in 2017 primarily relate to adverse loss trends in the Company’s long-term care pool.

3. INVESTMENTS

A. FIXED MATURITIES

The amortized cost and fair value of available-for-sale fixed maturities were as follows:

DECEMBER 31, 2019
(in millions)		Gross	Gross		OTTI
	Amortized	Unrealized	Unrealized		Unrealized
	Cost	Gains	Losses	Fair Value	Losses
U.S. Treasury and government agencies	$342.0	$9.1	$1.3	$349.8	$—
Foreign government	15.7	0.4	—	16.1	—
Municipal	807.1	27.6	1.2	833.5	—
Corporate	3,653.5	161.6	3.9	3,811.2	3.0
Residential mortgage-backed	905.4	17.1	1.1	921.4	—
Commercial mortgage-backed	666.4	25.6	0.1	691.9	—
Asset-backed	62.1	1.1	—	63.2	—
Total fixed maturities	$6,452.2	$242.5	$7.6	$6,687.1	$3.0

DECEMBER 31, 2018
(in millions)		Gross	Gross		OTTI
	Amortized	Unrealized	Unrealized		Unrealized
	Cost	Gains	Losses	Fair Value	Losses
U.S. Treasury and government agencies	$414.7	$2.4	$7.2	$409.9	$—
Foreign government	7.3	0.1	—	7.4	—
Municipal	879.0	16.6	9.8	885.8	—
Corporate	3,476.6	26.1	92.0	3,410.7	6.6
Residential mortgage-backed	728.4	2.7	14.7	716.4	—
Commercial mortgage-backed	648.4	1.7	9.8	640.3	—
Asset-backed	91.5	0.2	0.7	91.0	—
Fixed maturities, excluding held-for-sale (Chaucer)	6,245.9	49.8	134.2	6,161.5	6.6
Fixed maturities, held-for-sale	24.9	—	0.4	24.5	—
Total fixed maturities	$6,270.8	$49.8	$134.6	$6,186.0	$6.6

OTTI unrealized losses in the tables above represent OTTI recognized in accumulated other comprehensive income.  This amount excludes net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date of $4.2 million and $7.4 million as of December 31, 2019 and 2018, respectively.

In 2019, the Company discontinued its participation in a securities lending program. Securities on loan to various counterparties at December 31, 2018 had a fair value of $4.8 million and were fully collateralized by cash. The fair value of the loaned securities was monitored on a daily basis, and the collateral was maintained at a level of at least 102% of the fair value of the loaned securities. Securities lending collateral was recorded by the Company in cash and cash equivalents, with an offsetting liability included in expenses and taxes payable.

At December 31, 2019 and 2018, fixed maturities with fair values of $308.7 million and $299.9 million, respectively, were on deposit with various state governmental authorities or trustees.

The Company enters into various agreements that may require its fixed maturities to be held as collateral by others. At December 31, 2019 and 2018, fixed maturities with fair values of $94.0 million and $234.9 million, respectively, were held as collateral for the FHLB collateralized borrowing program. See Note 6 — “Debt and Credit Arrangements” for additional information related to the Company’s FHLB program.

The amortized cost and fair value by maturity periods for fixed maturities are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or the Company may have the right to put or sell the obligations back to the issuers.
DECEMBER 31	2019
(in millions)	Amortized Cost	Fair Value
Due in one year or less	$336.0	$339.2
Due after one year through five years	1,861.6	1,929.0
Due after five years through ten years	2,256.8	2,365.8
Due after ten years	363.9	376.6
	4,818.3	5,010.6
Mortgage-backed and asset-backed securities	1,633.9	1,676.5
Total fixed maturities	$6,452.2	$6,687.1

B. UNREALIZED GAINS AND LOSSES

Unrealized gains and losses on available-for-sale and other securities are summarized in the following table.

YEARS ENDED DECEMBER 31
(in millions)		Equity
	Fixed	Securities and
2019	Maturities	Other	Total
Net depreciation, beginning of year	$(27.2)	$—	$(27.2)
Net appreciation on available-for-sale securities	324.7	—	324.7
Provision for deferred income taxes	(83.0)	—	(83.0)
Cumulative effect adjustment for ASU 2017-08, net of tax	1.5	—	1.5
	243.2	—	243.2
Net appreciation, end of year	$216.0	$—	$216.0

2018
Net appreciation, beginning of year	$110.1	$95.3	$205.4
Net depreciation on available-for-sale securities	(203.7)	—	(203.7)
Provision for deferred income taxes	33.6	—	33.6
Amount realized with sale of Chaucer, net of tax	19.1	—	19.1
Cumulative effect adjustment for ASUs 2016-01 and 2018-02, net of tax	13.7	(95.3)	(81.6)
	(137.3)	(95.3)	(232.6)
Net depreciation, end of year	$(27.2)	$—	$(27.2)

2017
Net appreciation, beginning of year	$127.1	$58.9	$186.0
Net appreciation (depreciation) on available-for-sale securities	(15.0)	55.9	40.9
Provision for deferred income taxes	(11.2)	(19.5)	(30.7)
Change in OTTI losses recognized in other comprehensive income	9.2	—	9.2
	(17.0)	36.4	19.4
Net appreciation, end of year	$110.1	$95.3	$205.4

Effective January 1, 2018, increases or decreases in fair value of equity securities are no longer reported as unrealized gains and losses in accumulated other comprehensive income. Instead, they are reported in net realized and unrealized investment gains (losses) in the Consolidated Statements of Income.

C. FIXED MATURITY SECURITIES IN AN UNREALIZED LOSS POSITION

The following tables provide information about the Company’s available-for-sale fixed maturity securities that were in an unrealized loss position at December 31, 2019 and 2018 including the length of time the securities have been in an unrealized loss position:

DECEMBER 31, 2019	12 months or less		Greater than 12 months		Total
(in millions)	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
Investment grade:
U.S. Treasury and government agencies	$1.3	$73.0	$—	$9.3	$1.3	$82.3
Municipal	1.1	72.5	0.1	5.6	1.2	78.1
Corporate	0.7	86.5	0.1	4.7	0.8	91.2
Residential mortgage-backed	0.7	69.2	0.4	34.4	1.1	103.6
Commercial mortgage-backed	0.1	40.6	—	0.9	0.1	41.5
Asset-backed	—	—	—	1.7	—	1.7
Total investment grade	3.9	341.8	0.6	56.6	4.5	398.4
Below investment grade:
Corporate	2.2	27.1	0.9	9.0	3.1	36.1
Total fixed maturities	$6.1	$368.9	$1.5	$65.6	$7.6	$434.5

DECEMBER 31, 2018	12 months or less		Greater than 12 months		Total
(in millions)	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
Investment grade:
U.S. Treasury and government agencies	$1.1	$66.0	$6.1	$210.9	$7.2	$276.9
Foreign governments	—	2.0	—	0.8	—	2.8
Municipal	0.8	110.0	9.0	248.0	9.8	358.0
Corporate	30.0	1,277.9	43.9	781.6	73.9	2,059.5
Residential mortgage-backed	2.6	201.2	12.1	323.7	14.7	524.9
Commercial mortgage-backed	3.4	293.0	6.4	175.5	9.8	468.5
Asset-backed	0.4	42.3	0.3	18.0	0.7	60.3
Total investment grade	38.3	1,992.4	77.8	1,758.5	116.1	3,750.9
Below investment grade:
Municipal	—	—	—	0.9	—	0.9
Corporate	8.1	185.6	10.0	54.0	18.1	239.6
Total below investment grade	8.1	185.6	10.0	54.9	18.1	240.5
Fixed maturities, excluding held-for-sale (Chaucer)	46.4	2,178.0	87.8	1,813.4	134.2	3,991.4
Fixed maturities, held-for-sale	0.1	4.0	0.3	18.0	0.4	22.0
Total fixed maturities	$46.5	$2,182.0	$88.1	$1,831.4	$134.6	$4,013.4

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

D. OTHER INVESTMENTS

The Company’s mortgage participations and other mortgage loans were $441.2 million and $405.7 million at December 31, 2019 and 2018, respectively. Participating interests in commercial mortgage loans are originated and serviced by a third-party.  For these investments, the Company shares, on a pro-rata basis, in all related cash flows of the underlying mortgages. Mortgage participations and other mortgage loans were comprised of the following property types and geographic locations.

DECEMBER 31	2019	2018
(in millions)
Property Type:
Office	$138.2	$141.1
Apartments	125.1	85.5
Retail	66.5	66.9
Hotel	62.1	62.7
Industrial	50.6	50.6
Valuation allowance	(1.3)	(1.1)
Total	$441.2	$405.7

DECEMBER 31	2019	2018
(in millions)
Geographic Region:
Pacific	$102.3	$92.5
South Atlantic	95.9	82.1
West South Central	71.2	65.9
Mid-Atlantic	53.3	53.4
New England	42.5	35.3
East North Central	27.8	27.9
Mountain	12.5	12.5
Other	37.0	37.2
Valuation allowance	(1.3)	(1.1)
Total	$441.2	$405.7

At December 31, 2019, scheduled maturities of mortgage participations and other mortgage loans were as follows: due in 2021 - $57.4 million; in 2022 - $28.1 million; 2023 - $16.8 million; 2024 - $78.0 million and thereafter - $260.9 million. There were no scheduled loan maturities in 2020. Actual maturities could differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties and loans may be refinanced. During 2019, the Company did not refinance any loans based on terms that differed from current market rates.

Other investments also include interests in limited partnerships of $278.5 million and $235.7 million at December 31, 2019 and December 31, 2018, respectively.

E. OTHER

At December 31, 2019 and 2018, the Company’s exposure to concentration of investments in a single investee that exceeded 10% of shareholders’ equity included securities of U.S. government-sponsored agencies, as well as mortgage participations with a highly rated single third party of $432.3 million and $396.7 million, respectively.

At December 31, 2019, there were contractual investment commitments of up to $239.5 million.

4. INVESTMENT INCOME AND GAINS AND LOSSES

A. NET INVESTMENT INCOME

The components of net investment income from continuing operations were as follows:

YEARS ENDED DECEMBER 31	2019	2018	2017
(in millions)
Fixed maturities	$232.4	$217.7	$205.8
Limited partnerships	19.7	24.1	15.3
Equity securities	16.3	17.0	18.0
Mortgage loans	16.3	14.0	11.4
Other investments	5.3	4.8	3.4
Gross investment income	290.0	277.6	253.9
Less: investment expenses	(8.7)	(10.2)	(10.0)
Net investment income	$281.3	$267.4	$243.9

Effective January 1, 2018, with the implementation of ASC No. 2016-01, the change in fair value of limited partnerships previously reported using the cost method is reported in net investment income, of which $4.6 million of holding losses and $5.3 million of holding gains relates to securities still owned at December 31, 2019 and 2018, respectively.

The carrying values of fixed maturity securities on non-accrual status at December 31, 2019 and 2018 were not material. The effects of non-accruals for the years ended December 31, 2019, 2018 and 2017, compared with amounts of net investment income that would have been recognized in accordance with the original terms of the fixed maturities were also not material.

B. NET REALIZED AND UNREALIZED INVESTMENT GAINS AND LOSSES

Net realized and unrealized gains (losses) on investments from continuing operations, including OTTI, were as follows:

YEARS ENDED DECEMBER 31	2019	2018	2017
(in millions)
Equity securities	$106.5	$(43.4)	$19.8
Fixed maturities	3.1	(5.8)	3.6
Other investments	(0.2)	(1.5)	(2.3)
Net realized and unrealized investment gains (losses)	$109.4	$(50.7)	$21.1

Effective January 1, 2018, as a result of the implementation of ASC No. 2016-01, net realized and unrealized investment losses include changes in the fair value of equity securities. Previously, equity securities were categorized as available-for-sale and unrealized gains and losses were reported in AOCI, a separate component of shareholders’ equity.

The following table provides pre-tax net realized and unrealized gains (losses) on equity securities from continuing operations:

YEARS ENDED DECEMBER 31	2019	2018
(in millions)
Net gains (losses) recognized during the period	$106.5	$(43.4)
Less: net gains (losses) recognized on equity securities sold during the period	2.8	(3.9)
Net unrealized gains (losses) recognized during the period on equity securities still held	$103.7	$(39.5)

For the year ended December 31, 2017, there were net unrealized gains on equity securities of $56.8 million recognized in AOCI.

Other-than-temporary-impairments

Included in the net realized and unrealized investment gains (losses) were OTTI of investment securities totaling $2.0 million, $4.6 million and $5.6 million in 2019, 2018 and 2017, respectively.

For 2019, total OTTI from continuing operations was $3.8 million. Of this amount, $2.0 million, which related to fixed maturity securities, was recognized in earnings and the remaining $1.8 million was recorded as unrealized losses in AOCI.

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

The methodology and significant inputs used to measure the amount of credit losses on fixed maturities in 2019, 2018 and 2017, were as follows:

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

YEARS ENDED DECEMBER 31	2019	2018	2017
(in millions)
Credit losses as of the beginning of the year	$3.8	$3.6	$9.6
Credit losses on securities for which an OTTI was not previously recognized	1.5	1.0	0.4
Additional credit losses on securities for which an OTTI was previously recognized	0.3	0.1	0.1
Reductions for securities sold, matured or called	(3.0)	(0.9)	(6.1)
Reductions for securities reclassified as intend to sell	(0.3)	—	(0.4)
Credit losses as of the end of the year	$2.3	$3.8	$3.6

The proceeds from sales of available-for-sale securities and the gross realized gains and gross realized losses on those sales, were as follows:

YEARS ENDED DECEMBER 31
(in millions)
	Proceeds	Gross	Gross
2019	from Sales	Gains	Losses
Fixed maturities, excluding held-for-sale (Chaucer)	$541.2	$6.9	$5.7
Fixed maturities, held-for-sale	0.3	—	—
Total fixed maturities	$541.5	$6.9	$5.7

2018
Fixed maturities, excluding held-for-sale (Chaucer)	$296.5	$2.1	$8.4
Fixed maturities, held-for-sale	276.8	1.7	1.7
Total fixed maturities	$573.3	$3.8	$10.1

2017
Fixed maturities, excluding held-for-sale (Chaucer)	$306.8	$8.1	$7.8
Fixed maturities, held-for-sale	188.0	4.1	0.4
Total fixed maturities	$494.8	$12.2	$8.2

Beginning in 2018, equity securities are no longer classified as available-for-sale. Proceeds from the sale of equity securities for the year ended December 31, 2017 were $128.8 million, resulting primarily in gross realized gains of $18.8 million.

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

The estimated fair value of the financial instruments were as follows:

	December 31, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
(in millions)	Value	Value	Value	Value
Financial Assets carried at:
Fair Value through AOCI:
Fixed maturities	$6,687.1	$6,687.1	$6,161.5	$6,161.5
Fair Value through Net Income:
Equity securities	575.7	575.7	464.4	464.4
Other investments	187.1	187.1	175.0	175.0
Amortized Cost/Cost:
Other investments	443.3	463.7	414.4	418.9
Cash and cash equivalents	215.7	215.7	1,020.7	1,020.7
Total financial instruments, excluding held-for-sale	8,108.9	8,129.3	8,236.0	8,240.5
Financial instruments, held-for-sale (Chaucer)	—	—	27.8	27.8
Total financial instruments	$8,108.9	$8,129.3	$8,263.8	$8,268.3

Financial Liabilities carried at:
Amortized Cost:
Debt	$653.4	$722.1	$777.9	$825.0

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

The following tables provide, for each hierarchy level, the Company’s assets that were carried at fair value on a recurring basis.

	DECEMBER 31, 2019
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$349.8	$157.9	$191.9	$—
Foreign government	16.1	—	16.1	—
Municipal	833.5	—	821.4	12.1
Corporate	3,811.2	—	3,810.6	0.6
Residential mortgage-backed, U.S. agency backed	919.1	—	919.1	—
Residential mortgage-backed, non-agency	2.3	—	2.3	—
Commercial mortgage-backed	691.9	—	679.2	12.7
Asset-backed	63.2	—	63.2	—
Total fixed maturities	6,687.1	157.9	6,503.8	25.4
Equity securities	575.7	573.6	—	2.1
Other investments	3.5	—	—	3.5
Total investment assets at fair value	$7,266.3	$731.5	$6,503.8	$31.0

	DECEMBER 31, 2018
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$409.9	$154.9	$255.0	$—
Foreign government	7.4	—	7.4	—
Municipal	885.8	—	864.7	21.1
Corporate	3,410.7	—	3,409.9	0.8
Residential mortgage-backed, U.S. agency backed	713.7	—	713.7	—
Residential mortgage-backed, non-agency	2.7	—	2.7	—
Commercial mortgage-backed	640.3	—	627.2	13.1
Asset-backed	91.0	—	91.0	—
Total fixed maturities	6,161.5	154.9	5,971.6	35.0
Equity securities	464.4	463.3	—	1.1
Other investments	3.5	—	—	3.5
Total investment assets at fair value, excluding held-for-sale (Chaucer)	6,629.4	618.2	5,971.6	39.6
Investment assets, held-for-sale	24.5	5.7	18.8	—
Total investment assets at fair value	$6,653.9	$623.9	$5,990.4	$39.6

Limited partnerships measured at fair value using the net asset value (“NAV”) based on an ownership interest in partners’ capital have not been included in the hierarchy tables. At December 31, 2019 and 2018, the fair values of these investments were $183.6 million and $171.5 million, respectively, approximately 2% of total investment assets.

The following tables provide, for each hierarchy level, the Company’s estimated fair values of financial instruments that were not carried at fair value.

	DECEMBER 31, 2019
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$215.7	$215.7	$—	$—
Other investments	463.7	—	2.1	461.6
Total financial instruments	$679.4	$215.7	$2.1	$461.6
Liabilities:
Debt	$722.1	$—	$722.1	$—

	DECEMBER 31, 2018
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$1,020.7	$1,020.7	$—	$—
Other investments	418.9	—	8.7	410.2
Total financial instruments, excluding held-for-sale	1,439.6	1,020.7	8.7	410.2
Financial instruments, held-for-sale (Chaucer)	3.3	3.3	—	—
Total financial instruments	$1,442.9	$1,024.0	$8.7	$410.2
Liabilities:
Debt	$825.0	$—	$825.0	$—

The following tables provide a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

YEAR ENDED DECEMBER 31, 2019	Fixed Maturities
(in millions)	Municipal	Corporate	Commercial mortgage- backed	Total	Equity and Other	Total Assets
Balance at beginning of year	$21.1	$0.8	$13.1	$35.0	$4.6	$39.6
Total gains:
Included in other comprehensive income - net appreciation on available-for-sale securities	0.9	—	0.5	1.4	—	1.4
Purchases and sales:
Purchases	—	—	—	—	1.0	1.0
Sales	(9.9)	(0.2)	(0.9)	(11.0)	—	(11.0)
Balance at end of year	$12.1	$0.6	$12.7	$25.4	$5.6	$31.0

YEAR ENDED DECEMBER 31, 2018	Fixed Maturities
(in millions)	Municipal	Corporate	Commercial mortgage- backed	Total	Equity and Other	Total Assets
Balance at beginning of year, excluding held-for-sale (Chaucer)	$24.6	$0.9	$14.2	$39.7	$4.7	$44.4
Transfers out of Level 3	(0.5)	—	—	(0.5)	—	(0.5)
Total gains (losses):
Included in total net realized and unrealized investment gains (losses)	0.1	—	—	0.1	(0.1)	—
Included in other comprehensive income - net depreciation on available-for-sale securities	(0.2)	—	(0.3)	(0.5)	—	(0.5)
Sales	(2.9)	(0.1)	(0.8)	(3.8)	—	(3.8)
Balance at end of year (1)	$21.1	$0.8	$13.1	$35.0	$4.6	$39.6

(1)	There were no Level 3 held-for-sale securities (Chaucer) at December 31, 2018.

During the year ended December 31, 2019, the Company did not transfer fixed maturities between Level 2 and Level 3. During the year ended December 31, 2018 the Company transferred fixed maturities between Level 2 and Level 3 primarily as a result of assessing the significance of unobservable inputs on the fair value measurement. There were no Level 3 liabilities held by the Company for years ended December 31, 2019 and 2018.

The following table provides quantitative information about the significant unobservable inputs used by the Company in the fair value measurements of Level 3 assets. Where discounted cash flows were used in the valuation of fixed maturities, the internally-developed discount rate was adjusted by the significant unobservable inputs shown in the table.

DECEMBER 31,			2019		2018
	Valuation	Significant	Fair	Range	Fair	Range
(in millions)	Technique	Unobservable Inputs	Value	(Wtd Average)	Value	(Wtd Average)
Fixed maturities:
Municipal	Discounted	Discount for:	$12.1		$21.1
	cash flow	Small issue size		0.7 - 6.8% (4.3%)		0.7 - 6.8% (3.4%)
		Above-market coupon		0.5% (0.5%)		0.3 - 0.5% (0.5%)
		Credit stress		—		1.3% (1.3%)
Corporate	Discounted	Discount for:	0.6		0.8
	cash flow	Small issue size		2.5% (2.5%)		2.5% (2.5%)
		Above-market coupon		0.3% (0.3%)		0.3% (0.3%)
Commercial	Discounted	Discount for:	12.7		13.1
mortgage-backed	cash flow	Small issue size		1.9 - 3.1% (2.7%)		1.9 - 3.1% (2.7%)
		Above-market coupon		0.5% (0.5%)		0.5% (0.5%)
		Lease structure		0.3% (0.3%)		0.3% (0.3%)
Equity securities	Market comparables	Net tangible asset market multiples	2.1	1.0X (1.0X)	1.1	1.0X (1.0X)
Other	Discounted cash flow	Discount rate	3.5	18.0% (18.0%)	3.5	18.0% (18.0%)

Significant increases (decreases) in any of the above inputs in isolation would result in a significantly lower (higher) fair value measurement. There were no interrelationships between these inputs which might magnify or mitigate the effect of changes in unobservable inputs on the fair value measurement.

6. DEBT AND CREDIT ARRANGEMENTS

Debt consists of the following:

DECEMBER 31	2019	2018
(in millions)
Senior debentures maturing April 15, 2026	$375.0	$375.0
Senior debentures maturing October 15, 2025	62.6	62.6
Subordinated debentures maturing March 30, 2053	175.0	175.0
Subordinated debentures maturing February 3, 2027	50.1	50.1
FHLB borrowings (secured)	—	125.0
Total principal debt	662.7	787.7
Unamortized debt issuance costs	(9.3)	(9.8)
Total	$653.4	$777.9

The Company has outstanding 7.625% unsecured senior debentures with a par value of $62.6 million as of December 31, 2019 and 2018 and mature on October 15, 2025. Additionally, the Company has outstanding unsecured senior debentures that were issued on April 8, 2016 with a par value of $375.0 million, as of December 31, 2019 and 2018 and mature on April 15, 2026. Both of the Company’s outstanding senior debentures are subject to certain restrictive covenants, including limitations on the issuance or disposition of stock of restricted subsidiaries and limitations on liens, and pay interest semi-annually.

The Company has outstanding $175.0 million aggregate principal amount of 6.35% subordinated unsecured debentures due March 30, 2053. These debentures pay interest quarterly. The Company may redeem these debentures in whole at any time, or in part from time to time, on or after March 30, 2018, at a redemption price equal to their principal amount plus accrued and unpaid interest. In addition, the Company’s subordinated debentures maturing February 3, 2027 have a par value of $50.1 million as of December 31, 2019 and 2018 and pay cumulative dividends semi-annually at 8.207%.

On January 2, 2019, the Company repaid $125.0 million of its FHLB advances that were due 2029 and had an interest rate of 5.5%, along with related prepayment fees of $26 million; such fees were recognized in 2018. Membership in FHLB provides the Company with access to additional short-term liquidity based on the level of investment in FHLB stock and pledged collateral. Total holdings of FHLB stock were $2.1 million and $8.7 million at December 31, 2019 and 2018, respectively. At December 31, 2019, the Company had pledged government agency securities with a fair value of $94.0 million as collateral for periodic short-term borrowings with the FHLB. Additionally, at December 31, 2018, the Company had pledged government agency securities with a fair value of $234.9 million in support of the $125.0 million advance that was repaid on January 2, 2019, and for periodic short-term borrowings. There were no borrowings outstanding with the FHLB at December 31, 2019 or 2018.

At December 31, 2019, the Company had a $200.0 million credit agreement which expires in April 2024. The Company had no borrowings under this agreement as of December 31, 2019.

Interest expense was $37.5 million, $45.1 million, and $45.2 million in 2019, 2018 and 2017, respectively. At December 31, 2019, the Company was in compliance with the covenants associated with all of its debt indentures and credit arrangements.

7. INCOME TAXES

As noted above, on June 14, 2019, the U.S. Department of the Treasury issued regulations that change the taxation of certain non-U.S. income. These regulations apply retroactively to January 1, 2018. As a result, the Company incurred additional federal income tax of $1.2 million from the 2018 sale of Chaucer. In accordance with ASC 740, the Company has recorded a provision for this amount as a component of income tax expense in continuing operations in its Consolidated Statements of Income for the year ended December 31, 2019.

Provisions for income taxes have been calculated in accordance with the provisions of ASC 740. Income from continuing operations before income taxes and a summary of the components of income tax expense in the Consolidated Statements of Income are shown below:

YEARS ENDED DECEMBER 31	2019	2018	2017
(in millions)
Income from continuing operations before income taxes	$522.1	$282.5	$292.9
Income tax expense (benefit):
Current	$80.5	$46.2	$3.1
Deferred	12.6	(2.7)	73.7
Total income tax expense	$93.1	$43.5	$76.8

The income tax expense attributable to the consolidated results of continuing operations is different from the amount determined by multiplying income from continuing operations before income taxes by the U.S. statutory federal income tax rate of 21% in both 2019 and 2018 and 35% in 2017. The sources of the difference and the tax effects of each were as follows:

YEARS ENDED DECEMBER 31	2019	2018	2017
(in millions)
Expected income tax expense	$109.6	$59.3	$102.5
Effect of changes in the tax law and rates	1.2	(4.3)	(3.9)
Tax difference related to investment disposals and maturities	(14.8)	(9.2)	(12.7)
Stock-based compensation windfall benefit	(3.0)	(2.3)	(5.3)
Nondeductible expenses	1.7	1.6	1.0
Dividend received deduction	(1.3)	(1.2)	(3.2)
Tax-exempt interest	(0.3)	(0.4)	(0.9)
Change in liability for uncertain tax positions	—	—	(0.5)
Other, net	—	—	(0.2)
Income tax expense	$93.1	$43.5	$76.8
Effective tax rate	17.8%	15.4%	26.2%

The following are the components of the Company’s deferred tax assets and liabilities, (excluding those associated with its discontinued operations).

DECEMBER 31	2019	2018
(in millions)
Deferred tax assets:
Loss, LAE and unearned premium reserves, net	$139.9	$129.8
Employee benefit plans	7.6	14.5
Investments, net	—	4.1
Other	8.3	16.3
Total deferred tax assets before valuation allowance	155.8	164.7
Less: Valuation allowance	—	0.2
Total deferred tax assets, net of valuation allowance	155.8	164.5
Deferred tax liabilities:
Deferred acquisition costs	98.1	95.0
Investments, net	87.9	—
Software capitalization	21.0	18.3
Other	0.6	0.6
Total deferred tax liabilities	207.6	113.9
Net deferred tax (liability) asset	$(51.8)	$50.6

Deferred tax assets are reduced by a valuation allowance if it is more likely than not that all or some portion of the deferred tax assets will not be realized. The Company believes it is more likely than not that the deferred tax assets will be realized.

In prior years, the Company completed several transactions which resulted in, for tax purposes only, realized gains in its investment portfolio. As a result of these transactions, the Company was able to utilize capital losses carried forward and to release the valuation allowance recorded against the deferred tax asset related to these losses.  The releases of valuation allowances were recorded as a benefit in accumulated other comprehensive income. Previously unrealized benefits of $14.8 million, $9.2 million and $12.7 million, are recognized as part of income from continuing operations during 2019, 2018 and 2017, respectively. The remaining amount of $20.8 million in accumulated other comprehensive income will be released into income from continuing operations in future years, as the investment securities subject to these transactions are sold or mature.

The table below provides a reconciliation of the beginning and ending liability for uncertain tax positions as follows:

YEARS ENDED DECEMBER 31	2019	2018	2017
(in millions)
Liability at beginning of year, net	$3.0	$3.0	$2.7
Additions for tax positions of current year	—	—	0.9
Subtractions as a result of a lapse of the applicable statute of limitations	(1.7)	—	(0.6)
Liability at end of year, net	$1.3	$3.0	$3.0

There are no tax positions at December 31, 2019, 2018 and 2017 for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, a change in the timing of deductions would not impact the annual effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits in federal income tax expense. For the years ended December 31, 2019, 2018 and 2017 the Company recognized a de minimis amount of net interest and has not recognized any penalties associated with unrecognized tax benefits. During 2019, the Company released $0.3 million of accrued interest due to the expiration of a statute of limitations.

In 2020, the Company is expecting to release $0.4 million of liability due to the expiration of a statute of limitations.

The Company or its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions, as well as foreign jurisdictions. The Company and its subsidiaries are subject to U.S. federal and state income tax examinations and foreign examinations for years after 2015.

U.S. Tax Reform

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”, “U.S. Tax Reform” or “the Act”) was enacted in the U.S.  The Act substantially changed many aspects of the U.S. Tax code, including a reduction in the U.S. corporate income tax rate from 35% to 21%.  While the new corporate rate is effective on January 1, 2018, the Company has recognized the impact of the rate change on its deferred tax balances as of the enactment date.  The effect of this re-measurement of the Company’s deferred tax balances was a provision of $9.4 million for the year ended December 31, 2017. This provision was recorded as a component of income tax expense in continuing operations and as a component of the Chaucer business and reflected a tax benefit of $4.1 million and an expense of $13.5 million, respectively. This amount included the revaluation of deferred taxes initially recorded through other comprehensive income and recorded through discontinued operations, such as unrealized appreciation on investments, employee benefit plan-related items, foreign currency translation adjustments and reserve adjustments for discontinued business.  Deferred taxes related to the revaluation of the Company’s pension plans at December 31, 2017, as well as changes in unrealized gains and losses occurring after the Act’s enactment date, were recorded at 21% in other comprehensive income.

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

In addition, the Act limited various existing deductions, such as executive compensation, and introduced new income taxes on certain low-taxed non-U.S. income.  Under the Act, the exemption from the $1 million limitation on certain executive compensation has been eliminated.  As a result, the Company recognized a provision of $0.2 million for the year ended December 31, 2017.

The Act modified the provisions applicable to the determination of the tax basis of unpaid loss reserves. These modifications impact the payment pattern and applicable interest rate. The Act instructed the Treasury Department to provide discount factors and other guidance necessary to determine the appropriate transition adjustment. Final discount factors were released in July 2019 and the transition adjustment has been determined to total $114.5 million, resulting in a deferred tax liability of $24.0 million. This transitional amount is taken into account ratably over eight years beginning in calendar year 2018.  These provisions have no overall effect on  total income tax expense for the years ended December 31, 2017, 2018 and 2019.

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

Defined Benefit Plans

Prior to 2005, THG provided retirement benefits to substantially all of its employees under defined benefit pension plans. These plans were based on a defined benefit cash balance formula, whereby the Company annually provided an allocation to each covered employee based on a percentage of that employee’s eligible salary, similar to a defined contribution plan arrangement. In addition to the cash balance allocation, certain transition group employees who had met specified age and service requirements as of December 31, 1994 were eligible for a grandfathered benefit based primarily on each employee’s years of service and compensation during their highest five consecutive plan years of employment. The Company’s policy for the plans is to fund at least the minimum amount required by the Employee Retirement Income Security Act of 1974 (“ERISA”).

As of January 1, 2005, the defined benefit pension plans were frozen and since that date, no further cash balance allocations have been credited to participants. Participants’ accounts are credited with interest daily, based upon the General Agreement of Trades and Tariffs rate (the 30-year Treasury Bond interest rate). In addition, the grandfathered benefits for the transition group were also frozen at January 1, 2005 levels with an annual transition pension adjustment calculated at an interest rate equal to 5% per year up to 35 years of completed service, and 3% thereafter. As of December 31, 2019, based on current estimates of plan liabilities and other assumptions, the assets of the qualified defined benefit pension plan exceeded the projected benefit obligation by approximately $15.1 million.

Assumptions

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

Weighted average assumptions used to determine pension benefit obligations are as follows:

DECEMBER 31	2019	2018	2017
Discount rate - qualified plan	3.75%	4.50%	3.88%
Discount rate - non-qualified plan	4.00%	4.50%	3.88%
Cash balance interest crediting rate	3.50%	3.50%	3.50%

The Company utilizes a measurement date of January 1st to determine its periodic pension costs. Weighted average assumptions used to determine net periodic pension costs for the defined benefit plans are as follows:

YEARS ENDED DECEMBER 31	2019	2018	2017
Qualified plan
Discount rate	4.50%	3.88%	4.25%
Expected return on plan assets	5.50%	4.75%	5.00%
Cash balance interest crediting rate	3.50%	3.50%	3.50%
Non-qualified plan
Discount rate	4.50%	3.88%	4.25%

The expected rates of return were determined by using historical mean returns for each asset class, adjusted for certain factors believed to have an impact on future returns. These returns are generally weighted to the plan’s actual asset allocation, and are net of administrative expenses. For the qualified defined benefit plan, the 2019 expected return on plan assets of 5.50% reflects long-term expectations and increased slightly based upon long-term market expectations and expense management efforts. The Company reviews and updates, at least annually, its expected return on plan assets based on changes in the actual assets held by the plan and market conditions.

Plan Assets

Qualified Defined Benefit Plan

For the qualified defined benefit plan, a target allocation approach is utilized, which focuses on creating a mix of assets that will generate modest growth from equity securities while minimizing volatility from changes in the markets and economic environment. Various factors are taken into consideration in determining the appropriate asset mix, such as census data, actuarial valuation information and capital market assumptions. Target allocations are reviewed and updated at least annually. Changes are made periodically. During 2019, the target allocations changed from a mix of 85% fixed maturities and 15% equity securities to a portfolio with 90% fixed maturities and 10% equity securities.

The following table provides its year-end 2019 target allocations and actual invested asset allocations at December 31, 2019 and 2018.

DECEMBER 31	2019 TARGET LEVELS	2019	2018
Fixed income securities:
Fixed maturities	88%	88%	85%
Money market funds	2%	2%	2%
Total fixed income securities	90%	90%	87%
Equity securities:
Domestic	10%	10%	10%
International	0%	0%	3%
Total equity securities	10%	10%	13%
Total plan assets	100%	100%	100%

The following table presents, for each hierarchy level, the qualified defined benefit plan’s investment assets that are measured at fair value at December 31, 2019 and 2018. Refer to Note 5 – “Fair Value” for a description of the different levels in the Fair Value Hierarchy.

DECEMBER 31	2019				2018
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Fixed income securities:
Fixed maturities	$33.6	$10.7	$—	$22.9	$35.1	$9.3	$—	$25.8
Money market mutual funds	7.8	7.8	—	—	9.1	9.1	—	—
Mutual funds	—	—	—	—	36.3	36.3	—	—
Total investments at fair value	$41.4	$18.5	$—	$22.9	$80.5	$54.7	$—	$25.8

Fixed Income Securities and Mutual Funds

Securities classified as Level 1 at December 31, 2019 and 2018 include actively traded mutual funds and publicly traded securities, which are valued at quoted market prices. Securities classified as Level 3 at December 31, 2019 and 2018 include assets held in a fixed account of an insurance company. The fair value of the investment is estimated using a comparable public market financial institution derived fair value curve that uses non-observable inputs for market liquidity and unique credit characteristics of its underlying securities.

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

DECEMBER 31	2019	2018
Fixed maturities	$394.3	$346.4
Equity securities:
Domestic	51.7	9.3
International	—	14.6
Total equity securities	51.7	23.9
Total investments carried at NAV	$446.0	$370.3

The table below provides a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

YEAR ENDED DECEMBER 31	2019	2018
(in millions)
Balance at beginning of period	$25.8	$25.7
Plus: Assets transferred from investments measured at fair value using NAV	—	2.1
Less: Assets transferred to Level 1 investments	(3.5)	(2.7)
Actual return on plan assets related to assets still held	0.6	0.7
Balance at end of year	$22.9	$25.8

Obligations and Funded Status

The Company recognizes the current funded status of its plans in its Consolidated Balance Sheets. Changes in the funded status of the plans are reflected as components of either net income or accumulated other comprehensive income or loss. The components of accumulated other comprehensive income or loss are reflected as a net actuarial gain or loss.

The following table reflects the benefit obligations, fair value of plan assets and funded status of the plans at December 31, 2019 and 2018.

DECEMBER 31	Qualified Pension Plan		Non-Qualified Pension Plan
(in millions)	2019	2018	2019	2018
Change in benefit obligation:
Benefit obligation, beginning of period (1)	$469.5	$501.2	$33.8	$36.6
Interest cost	19.9	18.4	1.4	1.4
Actuarial losses (gains)	20.4	(17.5)	(0.6)	(1.3)
Benefits paid	(37.3)	(32.6)	(2.9)	(2.9)
Benefit obligation, end of year (1)	472.5	469.5	31.7	33.8
Change in plan assets:
Fair value of plan assets, beginning of period	450.7	460.1	—	—
Actual return on plan assets	64.2	(16.8)	—	—
Contributions	10.0	40.0	2.9	2.9
Benefits paid	(37.3)	(32.6)	(2.9)	(2.9)
Fair value of plan assets, end of year	487.6	450.7	—	—
Funded status of the plans	$15.1	$(18.8)	$(31.7)	$(33.8)
(1)	The accumulated benefit obligation for these plans is equal to the projected benefit obligation.

Components of Net Periodic Pension Cost

The components of total net periodic pension cost are as follows:

YEARS ENDED DECEMBER 31	2019	2018	2017
(in millions)
Interest cost	$21.3	$19.8	$21.9
Expected return on plan assets	(23.4)	(20.6)	(21.4)
Recognized net actuarial loss	11.3	9.6	13.5
Net periodic pension cost	$9.2	$8.8	$14.0

The following table reflects the total amounts recognized in accumulated other comprehensive income relating to the defined benefit pension plans as of December 31, 2019 and 2018.

DECEMBER 31	2019	2018
(in millions)
Net actuarial loss	$77.3	$109.7

The unrecognized net actuarial gains (losses) which exceed 10% of the greater of the projected benefit obligation or the fair value of plan assets are amortized as a component of net periodic pension cost over the next five years. The total estimated amount of actuarial losses that will be amortized from accumulated other comprehensive income into net periodic pension cost in 2019 is $5.1 million.

Contributions

In accordance with ERISA guidelines, the Company is not required to fund its qualified benefit plan in 2020. The Company expects to contribute $2.9 million to its non-qualified pension plan to fund 2020 benefit payments. During 2019 and 2018, the Company made a discretionary contribution of $10.0 million and $40.0 million, respectively, to its qualified benefit plan. At this time, no additional discretionary contributions are expected to be made into any of the plans during 2020, and the Company does not expect that any funds will be returned from the plans to the Company during 2020.

Benefit Payments

The Company estimates that benefit payments over the next 10 years will be as follows:

YEARS ENDED DECEMBER 31	2020	2021	2022	2023	2024	2025-2029
(in millions)
Qualified pension plan	$37.4	$38.7	$37.5	$37.0	$35.3	$157.0
Non-qualified pension plan	$2.9	$2.9	$2.8	$2.6	$2.6	$11.3

The benefit payments are based on the same assumptions used to measure the Company’s benefit obligations at the end of 2019. Benefit payments related to the qualified plan will be made from plan assets held in trust and not included with Company assets, whereas those payments related to the non-qualified plan will be provided for by the Company.

DEFINED CONTRIBUTION PLAN

In addition to the defined benefit plans, THG provides a qualified defined contribution 401(k) plan for all of its employees, whereby the Company matches employee elective 401(k) contributions, up to a maximum of 6% of eligible compensation in 2019, 2018 and 2017. The Company’s expense for this matching provision was $22.2 million, $21.7 million and $21.3 million for 2019, 2018 and 2017, respectively. In addition to this matching provision, the Company can elect to make an annual contribution to employees’ accounts. Additional contributions totaling $2.2 million were contributed to the plan during 2017.

9. OTHER COMPREHENSIVE INCOME

The following table provides changes in other comprehensive income.

YEARS ENDED DECEMBER 31	2019			2018			2017
		Tax			Tax			Tax
		Benefit	Net of		Benefit	Net of		Benefit	Net of
(in millions)	Pre-Tax	(Expense)	Tax	Pre-Tax	(Expense)	Tax	Pre-Tax	(Expense)	Tax
Unrealized gains (losses) on available- for-sale securities:
Unrealized gains (losses) arising during period	$327.5	$(68.9)	$258.6	$(209.7)	$44.0	$(165.7)	$77.0	$(27.9)	$49.1
Amount of realized (gains) losses from sales and other	(5.0)	(13.7)	(18.7)	2.5	(9.7)	(7.2)	(30.8)	(1.4)	(32.2)
Portion of other-than-temporary impairment losses recognized in earnings	2.1	(0.4)	1.7	3.5	(0.7)	2.8	3.9	(1.4)	2.5
Unrealized losses (gains) realized with sale of Chaucer business	0.1	—	0.1	24.2	(5.1)	19.1	—	—	—
Net unrealized gains (losses)	324.7	(83.0)	241.7	(179.5)	28.5	(151.0)	50.1	(30.7)	19.4
Pension and postretirement benefits:
Net gains (losses) arising in the period from net actuarial (gains) losses	20.5	(4.3)	16.2	(21.3)	4.3	(17.0)	17.0	(3.4)	13.6
Amortization of net actuarial losses (gains) and prior service costs recognized as net periodic benefit cost	11.4	(2.4)	9.0	9.7	(2.0)	7.7	14.0	(4.6)	9.4
Pension obligations recognized with sale of Chaucer business	—	—	—	21.2	(4.8)	16.4	—	—	—
Total pension and postretirement benefits	31.9	(6.7)	25.2	9.6	(2.5)	7.1	31.0	(8.0)	23.0
Cumulative foreign currency translation adjustment:
Foreign currency translation recognized during the period	—	—	—	(2.2)	0.5	(1.7)	3.7	(1.3)	2.4
Currency translation obligation recognized with sale of Chaucer business	0.9	(0.2)	0.7	29.4	(6.2)	23.2	—	—	—
Total cumulative foreign currency translation adjustment	0.9	(0.2)	0.7	27.2	(5.7)	21.5	3.7	(1.3)	2.4
Other comprehensive income (loss)	$357.5	$(89.9)	$267.6	$(142.7)	$20.3	$(122.4)	$84.8	$(40.0)	$44.8

Reclassifications out of accumulated other comprehensive income were as follows:

YEARS ENDED DECEMBER 31	2019	2018	2017
(in millions)
	Amount Reclassified from
Details about Accumulated Other	Accumulated			Affected Line Item in the Statement
Comprehensive Income Components	Other Comprehensive Income			Where Net Income is Presented
Unrealized gains (losses) on available-for- sale securities	$5.0	$(3.2)	$26.6	Net realized gains (losses) from sales and other
	(2.0)	(2.6)	(3.6)	Net other-than-temporary impairment losses on investments recognized in earnings
	3.0	(5.8)	23.0	Total before tax
	14.1	10.3	4.2	Tax benefit
	17.1	4.5	27.2	Continuing operations; net of tax
	(0.1)	(19.1)	—	Gain on sale of Chaucer business
	—	(0.2)	2.5	Discontinued operations - Chaucer business
	(0.1)	0.1	—	Discontinued life businesses; net of tax
	16.9	(14.7)	29.7	Net of tax
Amortization of defined benefit pension and postretirement plans	(11.4)	(9.5)	(12.4)	Loss adjustment expenses and other operating expenses (1)
	2.4	1.9	4.3	Tax benefit
	(9.0)	(7.6)	(8.1)	Continuing operations; net of tax
	—	(16.4)	—	Gain on sale of Chaucer business
	—	(0.1)	(1.3)	Discontinued operations - Chaucer business
	(9.0)	(24.1)	(9.4)	Net of tax
Currency translation obligation recognized with sale of Chaucer business	(0.7)	(23.2)	—	Gain on sale of Chaucer business
Total reclassifications for the period	$7.2	$(62.0)	$20.3	Benefit (detriment) to income, net of tax
(1)

The amount reclassified from accumulated other comprehensive income for the pension and postretirement benefits was allocated approximately 40% to loss adjustment expenses and 60% to other operating expenses for each of the years ended December 31, 2019, 2018 and 2017.

10. STOCK-BASED COMPENSATION PLANS

On May 20, 2014, shareholders approved The Hanover Insurance Group 2014 Long-Term Incentive Plan (the “2014 Stock Plan”). With respect to new share-based award issuances, the 2014 Stock Plan replaced The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan (the “2006 Stock Plan”) and authorized the issuance of 6,100,000 shares in a new share pool, plus any shares subject to outstanding awards under the 2006 Stock Plan that may become available for reissuance as a result of the cash settlement, forfeiture, expiration or cancellation of such awards. The 2014 Stock Plan provides for the granting of the same types of awards as the 2006 Stock Plan, including stock options and stock appreciation rights (“SARS”), restricted and unrestricted stock, stock units, performance and market-based stock awards and cash awards. In accordance with the 2014 Stock Plan, the issuance of one share of common stock in the form of an option or SAR will reduce the share pool by one share, whereas the issuance of one share of common stock for the other types of stock awards provided by the Plan will reduce the pool by 3.8 shares. As of December 31, 2019, there were 3,614,011 shares available for grants under the 2014 Stock Plan.

Additionally, on May 20, 2014, shareholders approved The Hanover Insurance Group 2014 Employee Stock Purchase Plan (the “ESPP Plan”) authorizing the issuance of 2,500,000 shares under such plan. As of December 31, 2019, 2,354,582 shares were available for grant under the ESPP Plan.

Compensation cost, excluding the discontinued operations related to the Chaucer business, for the years ended December 31, 2019, 2018 and 2017 totaled $17.4 million, $14.9 million and $10.5 million, respectively. Related tax benefits were $3.7 million, $3.1 million and $3.7 million, respectively. Compensation cost attributable to the Chaucer business, net of taxes, for the year ended December 31, 2017 totaled $1.2 million and was reflected in discontinued operations.

STOCK OPTIONS

Under the 2014 Stock Plan, options may be granted to eligible employees, directors or consultants at an exercise price equal to the market price of the Company’s common stock on the date of grant. Option shares may be exercised subject to the terms prescribed by the Compensation Committee of the Board of Directors (the “Committee”) at the time of grant. Options granted in 2019, 2018 and 2017 generally vest over 3 years with 33 1/3% vesting in each year. Options must be exercised not later than ten years from the date of grant.

Information on the Company’s stock options is summarized below.

YEARS ENDED DECEMBER 31	2019		2018		2017
(in whole shares and dollars)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	1,099,076	$85.75	1,062,177	$75.53	1,396,152	$68.63
Granted (1)	252,813	119.36	301,152	110.98	460,610	90.85
Exercised	(191,601)	71.20	(210,190)	69.41	(464,726)	63.12
Forfeited or cancelled	(38,729)	107.34	(54,063)	89.09	(329,859)	85.22
Outstanding, end of year	1,121,559	$87.88	1,099,076	$85.75	1,062,177	$75.53
Exercisable, end of year	662,555	$75.63	515,286	$69.83	423,883	$62.41
(1)

In accordance with plan provisions, 2019 includes 67,605 options related to special dividends paid by the Company in January 2019 and December 2019, in order to retain the intrinsic value of outstanding awards. The remaining 185,208 option awards were granted at an exercise price of $119.36.

Cash received for options exercised for the years ended December 31, 2019, 2018 and 2017 was $12.3 million, $14.3 million and $20.5 million, respectively. The intrinsic value of options exercised for the years ended December 31, 2019, 2018 and 2017 was $10.1 million, $9.6 million and $15.6 million, respectively.

The excess tax benefit realized from options exercised for the years ended December 31, 2019, 2018 and 2017 was $1.7 million, $1.6 million and $4.0 million, respectively. The aggregate intrinsic value at December 31, 2019 for shares outstanding and shares exercisable was $54.7 million and $40.4 million, respectively. At December 31, 2019, the weighted average remaining contractual life for shares outstanding and shares exercisable was 7.1 years and 6.1 years, respectively. Additional information about employee options outstanding and exercisable at December 31, 2019 is included in the following table:

	Options Outstanding			Options Currently Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Lives	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$34.66 to $40.01	45,843	2.78	$38.17	45,843	$38.17
$54.61	73,521	4.14	54.61	73,521	54.61
$66.14 to $68.41	111,474	5.17	66.15	111,474	66.15
$70.51 to $77.91	164,852	6.34	75.62	164,852	75.62
$82.39 to $85.87	263,936	7.20	85.36	174,334	85.25
$104.11 to $105.53	282,939	8.16	104.12	91,394	104.12
$113.32 to $117.22	178,994	9.17	117.15	1,137	113.32

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. For all options granted through December 31, 2019, the exercise price equaled the market price on the grant date. Compensation cost related to options is based upon the grant date fair value and expensed on a straight-line basis over the service period for each separately vesting portion of the option as if the option was, in substance, multiple awards.

The weighted average grant date fair value of options granted during the years ended December 31, 2019, 2018 and 2017 was $18.12 , $16.30 and $13.05, respectively.

The following significant assumptions were used to determine the fair value for options granted in the years indicated.

	2019	2018	2017
Dividend yield	2.011%	1.740% to 1.954%	2.193% to 2.286%
Expected volatility	18.495% to 19.100%	17.943% to 18.500%	18.341% to 21.694%
Weighted average expected volatility	18.86%	18.20%	19.52%
Risk-free interest rate	2.527% to 2.617%	2.365% to 2.969%	1.324% to 2.201%
Expected term, in years	2.5 to 6.5	2.5 to 6.0	2.5 to 6.0

The expected dividend yield is based on the Company’s dividend payout rate(s), in the year noted, excluding the effect of any special dividends provided. Expected volatility is based generally on the Company’s historical daily stock price volatility. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term of options granted represents the period of time that options are expected to be outstanding and is derived primarily using historical exercise, forfeit and cancellation behavior, along with certain other factors expected to differ from historical data.

The fair value of shares that vested during the years ended December 31, 2019 and 2018 was $9.5 million and $9.3 million, respectively. As of December 31, 2019, the Company had unrecognized compensation expense of $2.7 million related to unvested stock options that is expected to be recognized over a weighted average period of 1.4 years.

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

The Company granted market-based restricted share units in 2019, 2018 and 2017. Additionally, in 2019 the Company granted performance-based restricted share units. These units generally vest after 3 years of continued employment and after the achievement of certain stock performance targets. The Company also granted time-based restricted stock units to eligible employees in 2019, 2018 and 2017 that generally vest after 3 years of continued employment.

The following table summarizes information about employee restricted stock units:

YEARS ENDED DECEMBER 31	2019		2018		2017
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Time-based restricted stock units:
Outstanding, beginning of year	332,481	$97.28	298,528	$83.45	269,063	$73.91
Granted	149,698	117.60	152,529	111.66	130,075	90.40
Vested	(109,493)	84.57	(72,710)	72.69	(70,590)	59.29
Forfeited (1)	(37,520)	106.03	(45,866)	94.04	(30,020)	84.88
Outstanding, end of year	335,166	$109.55	332,481	$97.28	298,528	$83.45
Performance and market-based restricted stock units:
Outstanding, beginning of year	69,838	$95.58	102,586	$81.21	115,057	$78.82
Granted	42,605	116.67	35,063	118.60	60,101	79.48
Vested	(23,521)	79.57	(14,032)	70.24	(17,642)	56.45
Forfeited (1)	(2,670)	135.92	(53,779)	89.79	(54,930)	82.27
Outstanding, end of year	86,252	$110.70	69,838	$95.58	102,586	$81.21
(1)

As a result of the sale of Chaucer and included in forfeitures in 2018 are 19,655 shares of time-based restricted stock units, 43,449 shares of performance-based restricted stock units and 2,705 shares of market-based restricted stock units that were awarded to Chaucer employees.

In 2019, 2018 and 2017, the Company granted market-based awards totaling 24,410, 31,688, and 56,571, respectively, to certain members of senior management, which are included in the table above as performance and market-based restricted stock activity. The vesting of these stock units is based on the relative total shareholder return (“TSR”) of the Company. This metric is generally based on relative TSR for a three year period as compared to a group of Property and Casualty peer companies. The fair value of market-based awards was estimated at the date of grant using a valuation model. These units have the potential to range from 0% to 150% of the shares disclosed.

In 2019, market-based restricted stock units of 5,820 were included as granted due to completion levels in excess of 100% for units granted in both 2016 and 2017. The weighted average grant date fair value of these awards was $75.95. In 2018, market-based restricted stock units of 3,115 were included as granted due to completion levels in excess of 100% for units granted in 2015. The weighted average grant date fair value of these awards was $70.24. In 2017, market-based restricted stock units of 5,881 were included as granted due to completion levels in excess of 100% for units granted in 2014. The weighted average grant date fair value of these awards was $56.45.

In 2019, the Company also granted performance-based restricted stock units totaling 18,195 to certain members of senior management, which are included in the table above as performance and market-based restricted stock activity. The vesting of these stock units is determined through the use of a performance-based metric (return on equity) and has the potential to range from 0% to 150% of the shares disclosed.

The increase in intrinsic value from grant date of restricted stock and restricted stock units that vested during the years ended December 31, 2019, 2018 and 2017 was $3.7 million, $2.9 million and $2.3 million, respectively. The intrinsic value for performance and market-based restricted stock units that vested in 2019, 2018 and 2017 was $1.1 million in 2019 and $0.6 million in both 2018 and 2017. There were 1,674 shares, 10,330 shares and 53,840 shares of market-based awards that forfeited in 2019, 2018 and 2017, respectively. Also, during 2019, 2018 and 2017, there were 996 shares, 43,449 shares and 1,090 shares, respectively, of performance-based awards that forfeited. The performance-based awards in 2018 and 2017 related to Chaucer.

At December 31, 2019, the aggregate intrinsic value of restricted stock units was $45.8 million and the weighted average remaining contractual life was 1.3 years. The aggregate intrinsic value of performance and market-based restricted stock units was $11.8 million and the weighted average remaining contractual life was 1.2 years. As of December 31, 2019, there was $22.9 million of total unrecognized compensation cost related to unvested restricted stock units and performance and market-based restricted stock units. The cost is expected to be recognized over a weighted average period of 1.8 years. Compensation cost associated with restricted stock, restricted stock units and performance and market-based restricted stock units is generally calculated based upon grant date fair value, which is determined using current market prices.

11. EARNINGS PER SHARE AND SHAREHOLDERS’ EQUITY TRANSACTIONS

The following table provides weighted average share information used in the calculation of the Company’s basic and diluted earnings per share:

DECEMBER 31	2019	2018	2017
(in millions, except per share data)
Basic shares used in the calculation of earnings per share	40.0	42.4	42.5
Dilutive effect of securities:
Employee stock options	0.3	0.3	0.3
Non-vested stock grants	0.3	0.3	0.2
Diluted shares used in the calculation of earnings per share	40.6	43.0	43.0
Per share effect of dilutive securities on income from continuing operations	$(0.16)	$(0.07)	$(0.05)
Per share effect of dilutive securities on net income	$(0.16)	$(0.12)	$(0.05)

Diluted earnings per share during 2019, 2018 and 2017 excludes 0.2 million, 0.3 million and 0.4 million, respectively, of common shares issuable under the Company’s stock compensation plans, because their effect would be antidilutive.

The Board of Directors authorized a stock repurchase program which provides for aggregate repurchases of up to $900 million, including a $300 million increase to the program on December 5, 2019. Under the repurchase authorization, the Company may repurchase, from time to time, common stock in amounts, at prices and at such times as the Company deems appropriate, subject to market conditions and other considerations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. The Company is not required to purchase any specific number of shares or to make purchases by any certain date under this program. Pursuant to the terms of ASR agreements executed on December 30, 2018 (the “December 2018 ASR”) and on June 28, 2019 (the “June ASR”), the Company repurchased approximately 3.2 million shares of its common stock for $400.0 million. On December 9, 2019, pursuant to the terms of a third ASR agreement (the “December 2019 ASR”) the Company paid $150.0 million and received an initial delivery of approximately 0.9 million shares of common stock, which was approximately 80% of the total number of shares expected to be repurchased under the December 2019 ASR. Final settlement of the December 2019 ASR is expected to occur not later than March 25, 2020.

12. DIVIDEND RESTRICTIONS

INSURANCE SUBSIDIARIES

The individual law of all states, including New Hampshire and Michigan, where Hanover Insurance and Citizens are domiciled, respectively, restrict the payment of dividends to stockholders by insurers. These laws affect the dividend paying ability of Hanover Insurance and Citizens.

Pursuant to New Hampshire’s statute, the maximum dividends and other distributions that an insurer may pay in any twelve month period, without prior approval of the New Hampshire Insurance Commissioner, is limited to the lesser of 10% of such insurer’s statutory policyholder surplus as of the preceding December 31, or statutory net income less net realized gains. Hanover Insurance declared and paid dividends to its parent totaling $140.0 million in both 2019 and 2018, and $296.8 million in 2017. In 2017, the $296.8 million dividend included $80.0 million of extraordinary dividends. At January 1, 2020, the maximum dividend payable without prior approval is $106.5 million. In May 2020, the maximum dividend declared payable without prior approval will increase by $140.0 million to a total amount of $246.5 million.

Pursuant to Michigan’s statute, the maximum dividends and other distributions that an insurer may pay in any twelve month period, without prior approval of the Michigan Insurance Commissioner, is limited to the greater of 10% of policyholders’ surplus as of December 31 of the immediately preceding year or the statutory net income less net realized gains, for the immediately preceding calendar year. Citizens declared dividends to its parent, Hanover Insurance, totaling $106.0 million, $87.9 million and $99.9 million in 2019, 2018 and 2017, respectively. Citizens cannot declare a further dividend to its parent without prior approval until December 2020, at which time the maximum dividend declared payable without prior approval would be $82.1 million.

The statutes in both New Hampshire and Michigan require that prior notice to the respective Insurance Commissioner of any proposed dividend be provided and such Commissioner may, in certain circumstances, prohibit the payment of the proposed dividend.

13. SEGMENT INFORMATION

The Company’s primary business operations include insurance products and services provided through three operating segments: Commercial Lines, Personal Lines and Other. Commercial Lines includes commercial multiple peril, commercial automobile, workers’ compensation, and other commercial coverages, such as management and professional liability, marine, Hanover Programs, specialty industrial and commercial property, monoline general liability and surety. Personal Lines includes personal automobile, homeowners and other personal coverages. Included in the Other segment are Opus Investment Management, Inc., which markets investment management services to institutions, pension funds and other organizations; earnings on holding company assets; holding company and other expenses, including certain costs associated with retirement benefits due to the Company’s former life insurance employees and agents; and, a run-off property and casualty voluntary pools business. On December 28, 2018, the Company completed the sale of Chaucer to China Re, and the sales of the Chaucer-related Irish and Australian entities were subsequently completed on February 14, 2019 and April 10, 2019, respectively. Accordingly, as of December 31, 2018, and for all prior periods, Chaucer’s results of operations are classified as Discontinued Operations in the Consolidated Statements of Income and assets and liabilities related to the Chaucer business have been classified as held-for-sale in the Consolidated Balance Sheet at December 31, 2018 (see Note 2 – “Discontinued Operations”). Certain ongoing expenses have been reclassified from Chaucer to the other three operating segments. The separate financial information is presented consistent with the way results are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company reports interest expense related to debt separately from the earnings of its operating segments. For 2019, this consisted of interest on the Company’s senior and subordinated debentures.

Management evaluates the results of the aforementioned segments based on operating income before taxes, excluding interest expense on debt. Operating income before taxes excludes certain items which are included in net income, such as net realized and unrealized investment gains (losses). Such gains and losses are excluded since they are determined by interest rates, financial markets and the timing of sales. Also, operating income before taxes excludes net gains and losses on disposals of businesses, gains and losses related to the repayment of debt, discontinued operations, costs to acquire businesses, restructuring costs, the cumulative effect of accounting changes and certain other items. Although the items excluded from operating income before taxes may be important components in understanding and assessing the Company’s overall financial performance, management believes that the presentation of operating income before taxes enhances an investor’s understanding of the Company’s results of operations by highlighting net income attributable to the core operations of the business. However, operating income before taxes should not be construed as a substitute for income before income taxes or income from continuing operations and operating income should not be construed as a substitute for net income.

Summarized below is financial information with respect to the Company’s business segments.

YEARS ENDED DECEMBER 31	2019	2018	2017
(in millions)
Operating revenues:
Commercial Lines	$2,843.5	$2,739.5	$2,573.8
Personal Lines	1,911.8	1,791.3	1,662.3
Other	26.0	14.2	10.7
Total	4,781.3	4,545.0	4,246.8
Net realized and unrealized investment gains (losses)	109.4	(50.7)	21.1
Total revenues	$4,890.7	$4,494.3	$4,267.9
Operating income (loss) before interest expense and income taxes:
Commercial Lines:
Underwriting income	$121.5	$85.0	$12.2
Net investment income	180.1	182.2	165.8
Other expense	(1.5)	(1.5)	(0.6)
Commercial Lines operating income	300.1	265.7	177.4
Personal Lines:
Underwriting income	59.1	66.6	83.7
Net investment income	80.1	73.7	70.1
Other income	5.7	5.9	4.9
Personal Lines operating income	144.9	146.2	158.7
Other:
Underwriting loss	(1.3)	(4.2)	(4.2)
Net investment income	21.1	11.5	8.0
Other expense	(11.2)	(12.7)	(12.6)
Other operating income (loss)	8.6	(5.4)	(8.8)
Operating income before interest expense and income taxes	453.6	406.5	327.3
Interest on debt	(37.5)	(45.1)	(45.2)
Operating income before income taxes	416.1	361.4	282.1
Non-operating income (loss) items:
Net realized and unrealized investment gains (losses)	109.4	(50.7)	21.1
Net loss from repayment of debt	—	(28.2)	—
Other non-operating items	(3.4)	—	(10.3)
Income from continuing operations before income taxes	$522.1	$282.5	$292.9

The following table provides identifiable assets for the Company’s business segments and discontinued operations:

DECEMBER 31	2019	2018
(in millions)	Identifiable Assets
Property and Casualty	$12,387.7	$12,238.4
Assets held-for-sale (1)	—	57.4
Assets of discontinued businesses	102.8	103.9
Total	$12,490.5	$12,399.7
(1)	See also Note 2 – “Discontinued Operations” for a discussion on the sale of the Chaucer business.

The Company reviews the assets of its Property and Casualty Companies collectively and does not allocate them among the Commercial Lines, Personal Lines and Other segments.

14. REINSURANCE

In the normal course of business, the Company seeks to reduce the losses that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. Reinsurance transactions are accounted for in accordance with the provisions of ASC 944.

Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company; consequently, allowances are established for amounts deemed uncollectible. The Company determines the appropriate amount of reinsurance based on evaluations of the risks accepted and analyses prepared by consultants and on market conditions (including the availability and pricing of reinsurance). The Company also believes that the terms of its reinsurance contracts are consistent with industry practice in that they contain standard terms with respect to lines of business covered, limit and retention, arbitration and occurrence. The Company believes that its reinsurers are financially sound, based upon an ongoing review of financial strength ratings assigned to them by rating agencies, their reputations in the reinsurance marketplace, collections history, advice from third parties and the analysis and guidance of the Company’s reinsurance advisors.

As a condition to conduct certain business in various states, the Company is required to participate in residual market mechanisms, facilities and pooling arrangements such as the Michigan Catastrophic Claims Association (“MCCA”). The Company is subject to concentration of risk with respect to reinsurance ceded to the MCCA. Funding for MCCA comes from assessments against automobile insurers based upon their share of insured automobiles in the state. Insurers are allowed to pass along this cost to Michigan automobile policyholders. The Company ceded to the MCCA premiums earned and losses and LAE incurred of $84.3 million and $108.5 million in 2019, $70.9 million and $108.8 million in 2018, and $62.8 million and $81.4 million in 2017. The MCCA represented 56.4% of the total reinsurance receivable balance at December 31, 2019. Reinsurance recoverables related to MCCA were $1,023.7 million and $977.1 million at December 31, 2019 and 2018, respectively. Because the MCCA is supported by assessments permitted by statute, and there have been no significant uncollectible balances from MCCA identified during the three years ending December 31, 2019, the Company believes that it has no significant exposure to uncollectible reinsurance balances from this entity.

The following table provides the effects of reinsurance.

YEARS ENDED DECEMBER 31	2019	2018	2017
(in millions)
Premiums written:
Direct	$5,090.8	$4,816.0	$4,540.0
Assumed	27.7	27.6	23.6
Ceded	(536.8)	(458.8)	(454.5)
Net premiums written	$4,581.7	$4,384.8	$4,109.1
Premiums earned:
Direct	$4,953.3	$4,673.6	$4,399.9
Assumed	26.3	26.6	23.6
Ceded	(505.1)	(445.8)	(443.1)
Net premiums earned	$4,474.5	$4,254.4	$3,980.4
Percentage of assumed to net premiums earned	0.6%	0.6%	0.6%
Losses and LAE:
Direct	$3,223.3	$2,986.2	$2,934.6
Assumed	21.4	25.2	20.5
Ceded	(379.2)	(286.8)	(375.5)
Net losses and LAE	$2,865.5	$2,724.6	$2,579.6

15. LIABILITIES FOR OUTSTANDING CLAIMS, LOSSES AND LOSS ADJUSTMENT EXPENSES

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

Carried reserves for each line of business and coverage are determined based on the quarterly loss reserving process. In making the determination, the Company considers numerous quantitative and qualitative factors. Quantitative factors include actual payments made and changes in case reserve estimates in the period, as compared to previously experienced patterns, the maturity of the accident year, trends observed over the recent past, the level of volatility within a particular class of business, the estimated effects of reinsurance, including reinstatement premiums, general economic trends and other factors. Qualitative factors may include legal and regulatory developments, changes in claim handling and case reserving practices, recent entry into new markets or products, changes in underwriting practices, concerns that the Company does not have sufficient or quality historical reported and paid loss and LAE information with respect to a particular line or segment of business, effects of the economy and political outlook, perceived anomalies in the historical results, evolving trends or other factors.

Reserve Rollforward and Prior Year Development

The Company regularly updates its reserve estimates as new information becomes available and further events occur which may impact the resolution of unsettled claims. Reserve adjustments are reflected in results of operations as adjustments to losses and LAE. Often these adjustments are recognized in periods subsequent to the period in which the underlying policy was written and loss event occurred. These types of subsequent adjustments are described as loss and LAE “development”. Such development can be either favorable or unfavorable to the Company’s financial results and may vary by line of business. In this section, all amounts presented include catastrophe losses and LAE.

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses.

YEARS ENDED DECEMBER 31	2019	2018	2017
(in millions)
Gross loss and LAE reserves, beginning of year	$5,304.1	$5,058.5	$4,660.0
Reinsurance recoverable on unpaid losses	1,472.6	1,455.0	1,349.2
Net loss and LAE reserves, beginning of year	3,831.5	3,603.5	3,310.8
Net incurred losses and LAE in respect of losses occurring in:
Current year	2,893.0	2,733.5	2,579.8
Prior years	(28.4)	(8.9)	(0.2)
Total incurred losses and LAE	2,864.6	2,724.6	2,579.6
Net payments of losses and LAE in respect of losses occurring in:
Current year	1,315.4	1,232.3	1,203.8
Prior years	1,301.1	1,264.3	1,083.1
Total payments	2,616.5	2,496.6	2,286.9
Net reserve for losses and LAE, end of year	4,079.6	3,831.5	3,603.5
Reinsurance recoverable on unpaid losses	1,574.8	1,472.6	1,455.0
Gross reserve for losses and LAE, end of year	$5,654.4	$5,304.1	$5,058.5

The following table provides a summary of (favorable)/unfavorable loss and LAE reserve development.

YEARS ENDED DECEMBER 31	2019	2018	2017
(in millions)
Commercial multiple peril	$(19.5)	$(4.0)	$2.9
Workers’ compensation	(32.6)	(31.0)	(9.1)
Commercial automobile	5.8	23.2	2.3
Other commercial lines:
Hanover Programs	19.8	17.0	(1.9)
General liability	(7.8)	(27.9)	(1.9)
Marine	(13.3)	(10.7)	1.5
Surety	(4.1)	(9.0)	0.1
Umbrella	2.8	2.3	0.9
Other lines	(4.4)	(0.8)	(5.6)
Total other commercial lines	(7.0)	(29.1)	(6.9)
Total Commercial Lines	(53.3)	(40.9)	(10.8)
Personal automobile	21.6	14.3	3.4
Homeowners and other personal lines	2.1	16.5	6.0
Total Personal Lines	23.7	30.8	9.4
Total Other Segment	1.2	1.2	1.2
Total loss and LAE reserve development, including catastrophes	$(28.4)	$(8.9)	$(0.2)

Within other commercial lines, general liability is comprised of both monoline and claims-made general liability. Claims-made general liability is primarily comprised of certain management and professional liability coverages. Other lines is primarily comprised of miscellaneous commercial property, specialty industrial property, healthcare and fidelity lines. Loss and LAE reserve development in the Other Segment is related to run-off voluntary property-casualty assumed reinsurance pools business.

As a result of continuing trends in the Company’s business, reserves, including catastrophes, have been re-estimated for all prior accident years and were decreased by $28.4 million in 2019, by $8.9 million in 2018 and by $0.2 million in 2017.

2019

In 2019, net favorable loss and LAE development was $28.4 million, primarily as a result of net favorable Commercial Lines development of $53.3 million, partially offset by unfavorable Personal Lines development of $23.7 million. Commercial Lines favorable development was primarily due to lower than expected losses of $32.6 million within the workers’ compensation line in accident years 2015 through 2018, as well as within the commercial multiple peril line in accident years 2015 through 2016 and within other commercial lines. These were partially offset by higher than expected losses in the commercial automobile line driven by higher bodily injury severity and personal injury protection losses. In addition, commercial lines favorable development includes lower than expected losses related to the 2017 and 2018 California wildfires, including the sale of subrogation rights on certain California wildfire losses, and hurricane Florence in 2018. Within other commercial lines, lower than expected losses in the marine line, primarily in accident years 2015 through 2018, general liability lines and surety line were partially offset by higher than expected losses in Hanover Programs, primarily in accident years 2011, 2013, 2015 and 2017. Personal Lines unfavorable development was primarily due to higher than expected losses of $21.6 million in the personal automobile line, driven by bodily injury severity and personal injury protection in accident years 2016 through 2017. In addition, Other Segment unfavorable development of $1.2 million was due to the Company’s run-off voluntary property-casualty pools business, which includes asbestos and environmental reserves.

2018

In 2018, net favorable loss and LAE development was $8.9 million, primarily as a result of net favorable Commercial Lines development of $40.9 million, partially offset by unfavorable Personal Lines development of $30.8 million. Commercial Lines favorable development was primarily due to lower than expected losses of $31.0 million within the workers’ compensation line in accident years 2015 through 2017 and $29.1 million in other commercial lines, partially offset by higher than expected losses of $23.2 million in the commercial automobile line, driven by higher bodily injury severity in the 2014, 2016 and 2017 accident years. Within other commercial lines, lower than expected losses in the general liability lines, related to the 2014 through 2016 accident years, marine line in accident years 2015 through 2017, and surety line was partially offset by higher than expected losses in Hanover Programs primarily in accident years 2010 through 2014. Personal Lines unfavorable development was primarily due to higher than expected losses of million in the personal automobile line, driven by bodily injury severity in the 2015 and 2016 accident years and in the homeowners line in accident years 2015 through 2017. In addition, Other Segment unfavorable development of $1.2 million was due to the Company’s run-off voluntary property-casualty pools business, which includes asbestos and environmental reserves.

2017

In 2017, net favorable loss and LAE development was $0.2 million, primarily as a result of net favorable development of $10.8 million for Commercial Lines, partially offset by unfavorable development of $9.4 million for Personal Lines. Commercial Lines favorable development was primarily due to lower than expected losses within the workers’ compensation line in accident years 2012 through 2016.  Personal Lines unfavorable development was primarily due to higher than expected losses in homeowners for accident year 2016. In addition, Other Segment unfavorable development of $1.2 million was due to the Company’s run-off voluntary property-casualty pools business, which includes asbestos and environmental reserves.

Carried Reserves

The table below summarizes the gross, ceded and net reserve for losses and LAE and reconciles to the incurred claims development in the following section. Accordingly, the commercial multiple peril, workers’ compensation, commercial automobile liability lines and general liability and umbrella - occurrence presentation includes Hanover Programs business.

YEAR ENDED DECEMBER 31,	2019			2018
(in millions)	Gross	Ceded	Net	Gross	Ceded	Net
Commercial multiple peril	$1,298.5	$(126.5)	$1,172.0	$1,206.5	$(110.8)	$1,095.7
Workers’ compensation	795.3	(186.0)	609.3	775.9	(183.0)	592.9
Commercial automobile liability	467.7	(27.3)	440.4	433.5	(25.5)	408.0
General liability and umbrella - occurrence	575.9	(155.5)	420.4	534.1	(133.5)	400.6
General liability - claims made	268.1	(20.1)	248.0	245.9	(16.2)	229.7
Other lines	409.5	(89.5)	320.0	400.6	(78.4)	322.2
Total Commercial Lines and other	3,815.0	(604.9)	3,210.1	3,596.5	(547.4)	3,049.1
Personal automobile liability	1,626.4	(963.2)	663.2	1,514.0	(917.3)	596.7
Homeowners	172.4	(4.8)	167.6	158.2	(6.0)	152.2
Other personal lines	40.6	(1.9)	38.7	35.4	(1.9)	33.5
Total Personal Lines	1,839.4	(969.9)	869.5	1,707.6	(925.2)	782.4
Total loss and LAE reserves	$5,654.4	$(1,574.8)	$4,079.6	$5,304.1	$(1,472.6)	$3,831.5

General liability and umbrella - occurrence is primarily comprised of our commercial monoline general liability and umbrella coverages. General liability - claims made is primarily comprised of our commercial professional and management liability lines. Within total Commercial Lines and other, other lines is primarily comprised of marine, surety, specialty industrial and commercial property, product liability, voluntary pools, healthcare and fidelity lines. Included in the above table, primarily in other lines, are $55.5 million and $57.6 million of gross asbestos and environmental reserves as of December 31, 2019 and 2018, respectively.

Incurred claims development tables

For the following net reserve components, commercial multiple peril, workers’ compensation, commercial automobile liability,  general liability and umbrella - occurrence, general liability - claims made, personal automobile liability and homeowners, the Company is presenting incurred claims development tables by accident year. The commercial multiple peril, workers’ compensation, commercial automobile liability, general liability and umbrella - occurrence lines presentation includes Hanover Programs business. In each of these tables, the Company is presenting the number of years for which claims are typically outstanding, which is consistent with the period at which substantially all of the reserve development has emerged based on past history. The tables presented below include cumulative incurred loss and allocated loss adjustment expenses (“ALAE”), cumulative paid loss and ALAE and IBNR balances at December 31, 2019. IBNR includes both incurred but not reported liabilities and expected development on reported claims. In addition, cumulative incurred claim counts are presented as of December 31, 2019 and claim duration is presented in a separate table disclosing the average annual percentage payout of incurred claims by age, net of reinsurance. Claim duration is calculated as an average of paid loss and ALAE divided by incurred loss and ALAE by elapsed year. The incurred claims development tables presented are reconciled to the net carried reserves in the preceding table as of December 31, 2019.

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

Commercial multiple peril
($ in millions)								As of
Incurred Losses and ALAE, Net of Reinsurance								December 31, 2019
YEARS ENDED DECEMBER 31,									Cumulative
									Incurred
Accident	2013	2014	2015						Claim
Year	Unaudited	Unaudited	Unaudited	2016	2017	2018	2019	IBNR	Count
2013	$380.0	$362.5	$367.9	$391.8	$392.1	$393.0	$393.7	$11.2	14,815
2014		443.9	439.6	464.8	459.4	449.1	444.4	17.6	15,898
2015			446.0	456.3	463.7	467.4	465.2	24.1	15,623
2016				447.1	449.6	448.7	447.4	35.1	15,918
2017					538.7	544.8	551.6	66.9	16,712
2018						578.2	560.9	129.5	17,143
2019							583.8	243.0	15,534
Total							$3,447.0

Cumulative Paid Losses and ALAE, Net of Reinsurance
YEARS ENDED DECEMBER 31,

Accident	2013	2014	2015
Year	Unaudited	Unaudited	Unaudited	2016	2017	2018	2019
2013	$137.6	$221.5	$262.3	$306.4	$334.6	$355.9	$366.3
2014		171.7	267.8	316.0	363.4	395.2	407.7
2015			161.9	260.1	315.6	363.2	397.0
2016				140.3	237.9	290.2	342.2
2017					170.9	296.4	370.6
2018						178.8	306.2
2019							169.3
Total							2,359.3
Total reserves for 2013 – 2019 accident years (incurred - paid)							1,087.7
Total reserves for 2012 and prior accident years							63.2
Unallocated loss adjustment expense							21.1
Net reserves at December 31, 2019							$1,172.0

Workers' compensation
($ in millions)											As of
Incurred Losses and ALAE, Net of Reinsurance											December 31, 2019
YEARS ENDED DECEMBER 31,												Cumulative
												Incurred
Accident	2010	2011	2012	2013	2014	2015						Claim
Year	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	2016	2017	2018	2019	IBNR	Count
2010	$115.5	$116.9	$115.8	$115.9	$116.3	$114.9	$114.7	$115.9	$116.5	$116.2	$4.0	10,714
2011		141.4	144.2	144.3	145.5	143.8	146.7	148.3	147.9	147.7	6.6	12,469
2012			176.3	171.1	165.2	157.2	162.9	163.7	163.7	161.9	8.9	13,065
2013				179.3	167.4	160.1	154.4	155.3	155.4	154.9	9.5	11,715
2014					182.1	172.9	154.7	152.1	150.3	148.2	13.5	10,921
2015						189.6	164.2	157.5	150.3	146.0	18.5	11,447
2016							189.6	180.5	164.6	158.2	19.1	15,856
2017								186.1	172.1	160.8	22.3	16,629
2018									187.2	182.1	31.9	17,271
2019										187.9	65.0	15,622
Total										$1,563.9

Cumulative Paid Losses and ALAE, Net of Reinsurance
YEARS ENDED DECEMBER 31,
Accident	2010	2011	2012	2013	2014	2015
Year	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	2016	2017	2018	2019
2010	$22.1	$57.2	$76.9	$89.5	$96.5	$101.0	$104.2	$106.3	$107.2	$108.0
2011		30.0	71.3	97.3	114.0	122.9	128.0	130.9	132.8	134.2
2012			30.4	74.8	102.6	120.1	130.7	136.0	141.4	143.7
2013				30.9	74.6	101.2	114.0	122.8	127.4	131.4
2014					30.6	70.5	92.3	105.6	112.5	117.8
2015						28.0	65.7	87.2	99.4	105.8
2016							33.9	78.1	99.5	111.1
2017								32.8	73.0	94.1
2018									35.6	80.7
2019										33.3
Total										1,060.1
Total reserves for 2010 – 2019 accident years (incurred - paid)										503.8
Total reserves for 2009 and prior accident years										86.6
Unallocated loss adjustment expense and other										18.9
Net reserves at December 31, 2019										$609.3

Commercial automobile liability
($ in millions)							As of
Incurred Losses and ALAE, Net of Reinsurance							December 31, 2019
YEARS ENDED DECEMBER 31,								Cumulative
								Incurred
Accident	2014	2015						Claim
Year	Unaudited	Unaudited	2016	2017	2018	2019	IBNR	Count
2014	$168.5	$163.3	$177.3	$181.7	$185.1	$185.0	$3.5	13,473
2015		163.4	168.3	166.9	167.8	167.6	2.6	12,836
2016			157.0	157.7	163.0	174.3	12.9	11,665
2017				159.5	170.1	182.1	27.1	11,454
2018					182.8	176.1	58.6	11,094
2019						180.5	101.0	9,488
Total						$1,065.6

Cumulative Paid Losses and ALAE, Net of Reinsurance
YEARS ENDED DECEMBER 31,

Accident	2014	2015
Year	Unaudited	Unaudited	2016	2017	2018	2019
2014	$33.1	$70.8	$102.7	$137.1	$168.2	$176.3
2015		32.2	63.8	96.4	129.3	144.5
2016			27.8	60.7	98.3	134.0
2017				26.9	71.2	105.9
2018					29.2	59.7
2019						29.5
Total						649.9
Total reserves for 2014 – 2019 accident years (incurred - paid)						415.7
Total reserves for 2013 and prior accident years						19.2
Unallocated loss adjustment expense						5.5
Net reserves at December 31, 2019						$440.4

General liability and umbrella - occurrence
($ in millions)										As of
Incurred Losses and ALAE, Net of Reinsurance										December 31, 2019
YEARS ENDED DECEMBER 31,											Cumulative
											Incurred
Accident	2011	2012	2013	2014	2015						Claim
Year	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	2016	2017	2018	2019	IBNR	Count
2011	$47.6	$43.8	$38.2	$42.2	$51.0	$55.6	$55.4	$57.5	$58.8	$2.8	1,393
2012		77.2	59.3	62.2	64.3	71.1	74.2	69.1	71.2	3.1	1,779
2013			84.1	67.4	71.5	88.6	84.4	81.2	80.4	5.9	2,009
2014				100.9	82.3	98.6	101.4	98.3	99.8	7.7	2,115
2015					104.2	99.3	99.6	97.0	98.3	13.5	2,485
2016						95.6	100.7	101.5	100.8	20.1	1,927
2017							97.7	107.6	109.2	37.5	1,853
2018								99.8	106.4	53.4	1,835
2019									104.2	77.4	1,682
Total									$829.1

Cumulative Paid Losses and ALAE, Net of Reinsurance
YEARS ENDED DECEMBER 31,
Accident	2011	2012	2013	2014	2015
Year	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	2016	2017	2018	2019
2011	$1.6	$6.7	$19.4	$31.1	$39.8	$45.8	$47.8	$50.6	$52.9
2012		2.2	12.6	29.8	43.8	52.1	60.6	63.0	64.5
2013			2.4	11.0	26.8	43.1	56.1	63.5	67.6
2014				3.1	14.5	31.4	52.8	70.4	83.6
2015					3.3	15.2	30.8	48.5	65.7
2016						3.1	15.0	31.6	52.5
2017							4.4	17.0	34.5
2018								4.1	15.6
2019									7.5
Total									444.4
Total reserves for 2011 – 2019 accident years (incurred - paid)									384.7
Total reserves for 2010 and prior accident years									23.2
Unallocated loss adjustment expense and other									12.5
Net reserves at December 31, 2019									$420.4

General liability - claims made
($ in millions)							As of
Incurred Losses and ALAE, Net of Reinsurance							December 31, 2019
YEARS ENDED DECEMBER 31,								Cumulative
								Incurred
Accident	2014	2015						Claim
Year	Unaudited	Unaudited	2016	2017	2018	2019	IBNR	Count
2014	$61.7	$69.9	$83.9	$86.2	$82.5	$82.9	$1.8	902
2015		93.2	98.8	98.4	90.2	90.3	3.5	1,016
2016			103.6	101.7	97.1	89.7	4.8	1,022
2017				103.3	104.6	98.1	14.4	1,156
2018					120.9	127.8	31.8	1,536
2019						126.8	60.3	2,567
Total						$615.6

Cumulative Paid Losses and ALAE, Net of Reinsurance
YEARS ENDED DECEMBER 31,
Accident	2014	2015
Year	Unaudited	Unaudited	2016	2017	2018	2019
2014	$11.0	$38.8	$59.1	$71.5	$75.4	$79.1
2015		10.0	43.6	64.2	76.0	81.8
2016			11.1	42.9	66.1	75.5
2017				12.3	42.3	67.2
2018					17.3	56.1
2019						17.8
Total						377.5
Total reserves for 2014– 2019 accident years (incurred - paid)						238.1
Total reserves for 2013 and prior accident years						4.7
Unallocated loss adjustment expense						5.2
Net reserves at December 31, 2019						$248.0

Personal automobile liability
($ in millions)						As of
Incurred Losses and ALAE, Net of Reinsurance						December 31, 2019
YEARS ENDED DECEMBER 31,							Cumulative
							Incurred
Accident	2015						Claim
Year	Unaudited	2016	2017	2018	2019	IBNR	Count
2015	$327.4	$334.1	$328.6	$332.4	$335.5	$5.6	42,411
2016		337.9	344.5	355.3	365.8	7.1	42,339
2017			363.6	362.3	383.4	15.6	42,769
2018				394.2	395.3	56.1	42,332
2019					431.2	177.4	38,568
Total					$1,911.2

Cumulative Paid Losses and ALAE, Net of Reinsurance
YEARS ENDED DECEMBER 31,
Accident	2015
Year	Unaudited	2016	2017	2018	2019
2015	$112.9	$205.4	$261.5	$301.9	$317.7
2016		112.8	213.1	288.0	329.4
2017			115.0	229.2	302.7
2018				121.7	237.2
2019					131.0
Total					1,318.0
Total reserves for 2015 – 2019 accident years (incurred - paid)					593.2
Total reserves for 2014 and prior accident years					55.5
Unallocated loss adjustment expense					14.5
Net reserves at December 31, 2019					$663.2

Homeowners
($ in millions)					As of
Incurred Losses and ALAE, Net of Reinsurance					December 31, 2019
YEARS ENDED DECEMBER 31,						Cumulative
						Incurred
Accident						Claim
Year	2016	2017	2018	2019	IBNR	Count
2016	$222.1	$226.5	$231.4	$230.8	1.5	25,462
2017		291.4	296.5	297.3	2.4	33,466
2018			312.9	316.2	8.6	32,644
2019				344.5	63.1	30,268
Total				$1,188.8

Cumulative Paid Losses and ALAE, Net of Reinsurance
YEARS ENDED DECEMBER 31,
Accident
Year	2016	2017	2018	2019
2016	$154.3	$207.9	$218.2	$224.3
2017		204.5	271.6	283.5
2018			213.7	290.1
2019				234.7
Total				1,032.6
Total reserves for 2016 – 2019 accident years (incurred - paid)				156.2
Total reserves for 2015 and prior accident years				8.0
Unallocated loss adjustment expense				3.4
Net reserves at December 31, 2019				$167.6

The following table is information about average historical claims duration as of December 31, 2019. The table is computed based on the paid and incurred claims data, net of reinsurance, for the accident years presented in the preceding claims development tables.
Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance:
Unaudited
	1	2	3	4	5	6	7	8	9	10
Commercial multiple peril	33.1%	21.9%	11.7%	10.9%	7.2%	4.1%	2.6%
Workers' compensation	19.7%	27.1%	15.6%	9.4%	5.5%	3.4%	2.7%	1.5%	0.9%	0.7%
Commercial automobile liability	16.8%	20.0%	19.3%	19.6%	13.0%	4.3%
General liability and umbrella - occurrence	3.7%	11.4%	18.7%	20.0%	15.5%	11.2%	4.0%	3.4%	3.7%
General liability - claims made	12.8%	33.4%	24.7%	12.8%	5.5%	4.5%
Personal automobile liability	31.1%	28.5%	18.8%	11.7%	4.7%
Homeowners	67.8%	23.3%	4.2%	2.6%

16. COMMITMENTS AND CONTINGENCIES

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

17. STATUTORY FINANCIAL INFORMATION

The Company’s insurance subsidiaries are required to file annual statements with state regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis), as codified by the National Association of Insurance Commissioners (“NAIC”). Permitted statutory accounting practices encompass all accounting practices that are not prescribed; such practices differ from state to state, may differ from company to company within a state, and may change in the future. The Company’s insurance subsidiaries did not have any permitted practices as of or for the years ended December 31, 2019, 2018 and 2017.

Statutory capital and surplus differs from shareholders’ equity reported in accordance with U.S. GAAP primarily because under the statutory basis of accounting, deferred acquisition costs are expensed when incurred and the recognition of deferred tax assets is based on different recoverability assumptions.

The following table provides statutory net income for the years ended December 31 and statutory capital and surplus for the insurance subsidiaries as of December 31 for the periods indicated:

(in millions)	2019	2018	2017
Statutory Net Income	$348.4	$296.1	$254.5
Statutory Capital and Surplus	2,470.2	2,172.5	2,077.1

The minimum statutory capital and surplus necessary to satisfy the Company’s regulatory requirements was $531.8 million, $518.4 million and $500.7 million, which equals the Authorized Control Level at December 31, 2019, 2018 and 2017, respectively.

18. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The quarterly results of operations for 2019 and 2018 are summarized below.

THREE MONTHS ENDED
(in millions, except per share data)
2019	March 31	June 30	Sept. 30	Dec. 31
Total revenues	$1,219.5	$1,198.6	$1,214.7	$1,257.9
Income from continuing operations	122.6	85.0	111.2	110.2
Net income	122.4	74.0	118.9	109.8
Income from continuing operations per share:
Basic	3.02	2.09	2.81	2.81
Diluted	2.98	2.06	2.77	2.77
Net income per share:
Basic	3.01	1.82	3.00	2.80
Diluted	2.97	1.79	2.96	2.76
Dividends declared per share (1)	0.60	0.60	0.60	3.15

THREE MONTHS ENDED
(in millions, except per share data)
2018	March 31	June 30	Sept. 30	Dec. 31
Total revenues	$1,091.5	$1,133.4	$1,166.6	$1,102.8
Income from continuing operations	50.5	82.4	104.0	2.1
Net income	67.7	99.3	100.4	123.6
Income from continuing operations per share:
Basic	1.19	1.94	2.45	0.05
Diluted	1.17	1.91	2.41	0.05
Net income per share:
Basic	1.59	2.34	2.36	2.92
Diluted	1.57	2.31	2.33	2.88
Dividends declared per share(2)	0.54	0.54	0.54	5.35

(1)	On December 5, 2019 the Board of Directors declared a special cash dividend of $2.50 per share.
(2)	As a result of the sale of Chaucer (see Note 2 – “Discontinued Operations”), on December 30, 2018 the Board of Directors declared a special dividend of $4.75 per share.

Due to the use of weighted average shares outstanding when calculating earnings per common share, the sum of the quarterly per common share data may not equal the per common share data for the year.

During the fourth quarter of 2018, the Company recognized $26.3 million of prepayment fees related to its FHLB advance (see Note 6 – “Debt and Credit Arrangements”).

19. SUBSEQUENT EVENTS

There were no subsequent events requiring adjustment to the financial statements and no additional disclosures required in the notes to the consolidated financial statements.

ITEM 9–CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A–CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES EVALUATION

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our “disclosure controls and procedures”, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the updated Internal Control – Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the updated framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

ITEM 9B-OTHER INFORMATION

Board of Directors Matters

Election of Martin P. Hughes

On February 24, 2020, the Board of Directors elected Martin J. Hughes to the Board of Directors of the Company.  Mr. Hughes, 71, serves as non-executive Chairman of the Board of Directors of HUB International Limited (“HUB”), a privately held insurance brokerage firm providing an array of property, casualty, risk management, life and health, employee benefits, investment, and wealth management products and services across North America. Mr. Hughes previously served as Chairman and CEO of HUB from 1999 to 2018 and as an executive of HUB from 2018 to January 2020. He joined Mack and Parker, Inc., an independent insurance agency, in 1973 (now a part of HUB), where he served as President from 1990 to 1999, and as Chairman from 1999 to 2001. Mr. Hughes has also served as chair of both the Council of Insurance Agents & Brokers, an association of the top commercial insurance and employee benefits intermediaries, as well as Assurex Global, a leading worldwide insurance services organization.

To balance our classes of directors, Mr. Hughes will serve in the class of directors whose term expires at the Company’s 2022 annual meeting of shareholders.

Mr. Hughes will receive the same compensation for his service on the Company’s Board of Directors as the Company’s other non-employee directors, as described in Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q that was filed with the Securities and Exchange Commission on August 1, 2019, but pro-rated to reflect that he was appointed mid-term.

Election of Cynthia L. Egan as Vice Chair of the Board

On February 24, 2020, the Board of Directors of the Company elected Cynthia L. Egan Vice Chair of the Board. In anticipation of Mr. Condron’s mandatory retirement from the Board in May 2021 in accordance with the Company’s director retirement policy, Ms. Egan was elected Vice Chair to assist in the Board’s orderly transition to a new independent Chair, with the expectation that she will be elected as Chair following Mr. Condron’s retirement.

As Vice Chair, Ms. Egan will help to facilitate the functioning of the Board by assuming the duties and responsibilities that may be assigned to her from time to time by the Chair or the full Board of Directors and, in the event Mr. Condron is not present at a meeting, assuming the duties of the Chair and Independent Presiding Director.

Resignation of Michael D. Price

Citing personal reasons, on February 21, 2020, Michael D. Price notified the Board of his intention to resign from the Board, effective at the 2020 Annual Meeting of Shareholders to be held on May 12, 2020.

PART III

ITEM 10–DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS OF THE REGISTRANT

Except for the portions about executive officers and our Code of Conduct that are set forth below, this information is incorporated herein by reference to the Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2020 to be filed pursuant to Regulation 14A under the Exchange Act.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is biographical information concerning our executive officers.

Mark L. Berthiaume, 63

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

Jeffrey M. Farber, 55

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

J. Kendall Huber, 65

Executive Vice President, General Counsel and Assistant Secretary

Mr. Huber has been General Counsel and Assistant Secretary since joining THG in 2000. Prior to joining THG, Mr. Huber was Executive Vice President, General Counsel and Secretary of Promus Hotel Corporation from 1999 to 2000. Previously, Mr. Huber was Vice President and Deputy General Counsel of Legg Mason, Inc. from 1998 to 1999, and of USF&G Corporation, where he was employed from 1990 to 1998. Mr. Huber was previously with the law firm now known as DLA Piper and a Lieutenant, U.S. Navy Judge Advocate General’s Corps. Mr. Huber has indicated his intention to retire as of April 1, 2020.

Dennis F. Kerrigan, 55

Executive Vice President, Deputy General Counsel and Assistant Secretary

Mr. Kerrigan joined the Company as Executive Vice President, Deputy General Counsel and Assistant Secretary, in January 2020. Mr. Kerrigan is expected to succeed Mr. Huber as General Counsel upon Mr. Huber’s retirement which is expected April 1, 2020. Before joining THG, Mr. Kerrigan was Executive Vice President, General Counsel and Corporate Secretary for Zurich North America, from 2008 to 2019. Previously, he was a litigation partner with the law firm then known as Dewey & LeBoeuf.

Richard W. Lavey, 52

Executive Vice President; President, Hanover Agency Markets

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

Denise M. Lowsley, 48

Executive Vice President, Chief Human Resources Officer

Ms. Lowsley joined the Company as Executive Vice President and Chief Human Resources Officer in October 2019. Prior to joining the Company, she spent the past 10 years as Senior Vice President and Chief Human Resources Officer at The Navigators Group, Inc., a specialty property and casualty insurance holding company.  Before joining Navigators, Ms. Lowsley was International Vice President, Compensation and Benefits at New York Life Insurance Company, and had spent the previous 10 years at Liberty Mutual Insurance Group, rising to the role of Global Human Resources Manager.

John C. Roche, 56

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

Bryan J. Salvatore, 55

Executive Vice President; President, Specialty

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

Ann K. Tripp, 61

Executive Vice President, Chief Investment Officer, Treasurer and President, Opus Investment Management, Inc.

Ms. Tripp has been Chief Investment Officer and President of Opus Investment Management, Inc. since 2006 and was elected Treasurer in 2019. She joined the Company in 1987, and prior to becoming our Chief Investment Officer, served in a variety of increasingly senior roles within our investment department. Ms. Tripp is also the Investment Officer of the Hanover Insurance Group Foundation and serves on the board and sub-committees of several area non-profit organizations.

Mark J. Welzenbach, 60

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

OTHER SENIOR CORPORATE OFFICER OF THE REGISTRANT

Warren E. Barnes, 58

Senior Vice President, Corporate Controller and Principal Accounting Officer

Mr. Barnes was appointed Principal Accounting Officer in 2015. Mr. Barnes joined the Company in 1993, and has been its Controller since 1997. Before joining the Company, Mr. Barnes was employed from 1985 to 1993 by the public accounting firm then known as Price Waterhouse. He is a certified public accountant in the Commonwealth of Massachusetts and the State of Vermont.

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

ANNUAL MEETING OF SHAREHOLDERS

The Board of Directors of THG has scheduled the 2020 Annual Meeting of Shareholders for May 12, 2020. The record date for determining the shareholders of the Company entitled to notice of and to vote at such Annual Meeting is March 16, 2020.

CODE OF CONDUCT

Our Code of Conduct is available, free of charge, on our website at www.hanover.com under “About Us – Corporate Governance – Company Policies”. The Code of Conduct applies to our directors, officers and employees, including our Chief Executive Officer, Chief Financial Officer and Corporate Controller. In addition, we expect our agents, contractors and others with whom we do business to act in accordance with our Code of Conduct. We will disclose any future amendments to the Code of Conduct (other than technical, administrative or non-substantive amendments) within four business days following the date of such amendment. While we do not expect to grant waivers to our Code of Conduct, any such waivers to our Chief Executive Officer, Chief Financial Officer or Corporate Controller will be posted on our website at www.hanover.com, as required by applicable law or New York Stock Exchange requirements. A printed copy of the Code of Conduct will be provided, free of charge, by contacting the Company’s Corporate Secretary at the Company’s headquarters, 440 Lincoln Street, Worcester, MA 01653.

ITEM 11–EXECUTIVE COMPENSATION

Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 2020, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 12–SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2019 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by security holders	1,609,141	$87.88	5,968,593
Equity compensation plans not approved by security holders	—	—	—
Total	1,609,141	$87.88	5,968,593
(1)

Includes 487,582 shares of common stock which may be issued upon vesting of outstanding restricted stock units and market-based restricted stock units (assuming the maximum award amount) of which, 21,066 represent dividend equivalent shares associated with the 2018 and 2019 awards. The weighted average exercise price does not take these awards into account.

(2)

On May 20, 2014, shareholders approved The Hanover Insurance Group 2014 Long-Term Incentive Plan (the “2014 Stock Plan”). With respect to new share-based award issuances, the 2014 Stock Plan replaced The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan (the “2006 Stock Plan”) and authorized the issuance of 6,100,000 shares in a new share pool plus any shares subject to outstanding awards under the 2006 Stock Plan that may become available for reissuance as a result of the cash settlement, forfeiture, expiration or cancellation of such awards. In accordance with the 2014 Stock Plan, the issuance of one share of common stock in the form of an option or SAR will reduce the share pool by one share, whereas the issuance of one share of common stock for the other types of stock awards provided by the plan will reduce the pool by 3.8 shares. Additionally, on May 20, 2014, the shareholders approved The Hanover Insurance Group 2014 Employee Stock Purchase plan, authorizing the issuance of 2,500,000 shares, under such plan.

Additional information related to Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 2020, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 13–CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 2020, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 14–PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 2020, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

PART IV

ITEM 15–EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)(1) FINANCIAL STATEMENTS

The consolidated financial statements and accompanying notes thereto are included on pages 71 to 123 of this Form 10-K.

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

2.5

Second Supplemental Agreement by and between the Registrant and China Reinsurance (Group) Corporation, dated March 27, 2019 relating to the Agreement for the Sale and Purchase of Shares in the Capital of The Hanover Insurance International Holdings Limited, Chaucer Insurance Company Designated Activity Company and Hanover Australia HoldCo Pty Ltd., dated September 13, 2018, by and between the Registrant and China Reinsurance (Group) Corporation, previously filed as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 2, 2019 and incorporated herein by reference.

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

4.9

Form of Security Certificate representing the 6.35% Subordinated Debentures due 2053, previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 27, 2013 and incorporated herein by reference.

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

4.12

Form of Security Certificate representing the 4.5% Notes due 2026, previously filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 8, 2016 and incorporated herein by reference.

4.13	Description of Registrant’s Securities.

+10.1

State Mutual Life Assurance Company of America Excess Benefit Retirement Plan, previously filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (No. 33-91766) filed with the Commission on May 1, 1995 and incorporated herein by reference. (P)

+10.2

The Hanover Insurance Group Cash Balance Pension Plan, as amended, previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 31, 2019 and incorporated herein by reference.

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

+10.9

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

+10.13

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

+10.24

Form of Restricted Stock Unit Agreement under The Hanover Insurance Group 2014 Long-Term Incentive Plan for Chief Financial Officer, previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 2, 2019 and incorporated herein by reference.

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

+10.27

Description of 2019 — 2020 Non-Employee Director Compensation, previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 1, 2019 and incorporated herein by reference.

+10.28

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

+10.30

The Hanover Insurance Group Amended and Restated 2014 Employee Stock Purchase Plan, previously filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-8 (File No. 333-196107) filed with the Commission on May 20, 2014 and incorporated herein by reference.

+10.31

Form of Leadership Severance Arrangement, previously filed as Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 27, 2018 and incorporated herein by reference.

10.32

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

10.33

Credit Agreement dated April 30, 2019, among the Registrant, as Borrower, JPMorgan Chase Bank, N.A., as administrative agent, and various other lender parties, previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 2, 2019 and incorporated herein by reference.

10.34

Form of Accelerated Share Repurchase Confirmation between the Registrant and Wells Fargo Bank, N.A., dated December 5, 2019, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 6, 2019 and incorporated herein by reference.

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

99.1

Internal Revenue Service Ruling dated April 15, 1995 previously filed as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-91766) filed with the Commission on May 1, 1995 and incorporated herein by reference. (P)

101

The following materials from The Hanover Insurance Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019 formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017; (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017; (iii) Consolidated Balance Sheets at December 31, 2019 and 2018; (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2019, 2018 and 2017; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017; (vi) related notes to these consolidated financial statements; and (vii) Financial Statement Schedules.

104	The cover page from The Hanover Insurance Group Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in iXBRL (embedded within EX-101).

+	Management contract or compensatory plan or arrangement.
(P)	Paper exhibits

ITEM 16 – FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HANOVER INSURANCE GROUP, INC.
Registrant

Date: February 24, 2020	By:	/S/ JOHN C. ROCHE
John C. Roche,
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 24, 2020	By:	/S/ JOHN C. ROCHE
John C. Roche,
President, Chief Executive Officer and Director

Date: February 24, 2020	By:	/S/ JEFFREY M. FARBER
Jeffrey M. Farber,
Executive Vice President and Chief Financial Officer

Date: February 24, 2020	By:	/S/ WARREN E. BARNES
Warren E. Barnes,
Senior Vice President, Corporate Controller and Principal Accounting Officer

Date: February 24, 2020	By:	*
Kevin J. Bradicich,
Director

Date: February 24, 2020	By:	*
Jane D. Carlin,
Director

Date: February 24, 2020	By:	*
P. Kevin Condron,
Chairman of the Board

Date: February 24, 2020	By:	*
Cynthia L. Egan,
Director

Date: February 24, 2020	By:	*
Daniel T. Henry, Director

Date: February 24, 2020	By:	*
Wendell J. Knox,
Director

Date: February 24, 2020	By:	*
Kathleen S. Lane,
Director
Date: February 24, 2020	By:	*
Michael D. Price,
Director

Date: February 24, 2020	By:	*
Joseph R. Ramrath,
Director

Date: February 24, 2020	By:	*
Harriett Tee Taggart,
Director

Date: February 24, 2020	*By:	/S/ JEFFREY M. FARBER
Jeffrey M. Farber,
Attorney-in-fact

SCHEDULE I

THE HANOVER INSURANCE GROUP, INC.

SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES

DECEMBER 31, 2019
(in millions)
Type of investment	Cost (1)	Fair Value	Amount at which shown in the balance sheet
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$1,245.0	$1,268.9	$1,268.9
States, municipalities and political subdivisions	807.1	833.5	833.5
Foreign governments	15.7	16.1	16.1
Public utilities	387.2	403.6	403.6
All other corporate bonds	3,982.7	4,150.5	4,150.5
Total fixed maturities	6,437.7	6,672.6	6,672.6
Equity securities:
Common stocks:
Public utilities	56.0	96.3	96.3
Banks, trusts and insurance companies	40.3	49.0	49.0
Industrial, miscellaneous and all other	297.8	429.4	429.4
Nonredeemable preferred stock	1.0	1.0	1.0
Total equity securities	395.1	575.7	575.7
Mortgage loans on real estate	441.2	461.6	441.2
Real estate	7.9	7.9	7.9
Other long-term investments	270.8	284.1	284.1
Short-term investments	14.5	14.5	14.5
Total investments	$7,567.2	$8,016.4	$7,996.0

Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums and accretion of discounts.

SCHEDULE II

THE HANOVER INSURANCE GROUP, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY ONLY

STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31	2019	2018	2017
(in millions)
Revenues
Net investment income	$19.8	$11.8	$7.6
Net realized gains (losses) from sales and other	5.3	(0.5)	(0.2)
Other income	0.4	0.8	0.7
Total revenues	25.5	12.1	8.1
Expenses
Interest expense	37.4	37.8	38.1
Employee benefit related expenses	5.0	5.1	7.4
Interest expense on loan from subsidiary	6.9	6.8	7.0
Other operating expenses	7.1	14.0	10.5
Total expenses	56.4	63.7	63.0
Net loss before income taxes and equity in income of subsidiaries	(30.9)	(51.6)	(54.9)
Income tax benefit	25.6	21.4	44.4
Equity in income of subsidiaries	432.4	288.4	196.1
Income from continuing operations	427.1	258.2	185.6
Sale of Chaucer business (net of income tax benefit (expense) of $5.3 and $(42.5) in 2019 and 2018)	(2.1)	131.9	—
Income from discontinued life business (net of income tax expense of $0.2 and $0.1 in 2018 and 2017)	0.1	0.9	0.6
Net income	425.1	391.0	186.2
Other comprehensive income (loss), net of tax	267.6	(122.4)	44.8
Comprehensive income	$692.7	$268.6	$231.0

The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II (CONTINUED)

THE HANOVER INSURANCE GROUP, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY ONLY

BALANCE SHEETS

DECEMBER 31	2019	2018
(in millions, except per share data)
Assets
Fixed maturities - at fair value (amortized cost of $321.2 and $380.5)	$328.5	$374.3
Equity securities - at fair value	1.1	1.1
Cash and cash equivalents (1)	12.2	827.4
Investments in subsidiaries	3,352.2	2,800.1
Net receivable from subsidiaries	25.1	25.0
Other assets (2)	3.2	34.6
Total assets	$3,722.3	$4,062.5
Liabilities
Expenses and state taxes payable (3)	$16.4	$275.2
Current income tax payable	3.5	46.9
Interest payable	7.8	7.8
Debt	778.4	777.9
Total liabilities	806.1	1,107.8
Shareholders' Equity
Preferred stock, par value $0.01 per share, 20.0 million shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 300.0 million shares authorized, 60.5 million shares issued	0.6	0.6
Additional paid-in-capital	1,837.3	1,871.8
Accumulated other comprehensive income (loss)	152.6	(116.5)
Retained earnings	2,410.9	2,182.3
Treasury stock at cost (22.1 and 18.2 million shares)	(1,485.2)	(983.5)
Total shareholders' equity	2,916.2	2,954.7
Total liabilities and shareholders' equity	$3,722.3	$4,062.5
(1)	All of the Chaucer sale cash proceeds of $762.0 million that were received in 2018 were used in 2019 to fund accelerated stock repurchases of $550.0 million and special dividends of $288.6 million.
(2)

In 2018, other assets include a $31.7 million receivable for estimated contingent consideration related to the Chaucer sale. In 2019, $22.0 million of contingent proceeds were received and the remaining $9.7 million was recognized as a loss in discontinued operations.

(3)	The 2018 special dividend of $193.4 million, declared in conjunction with the sale of the Chaucer business, was paid in January of 2019.

The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II (CONTINUED)

THE HANOVER INSURANCE GROUP, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY ONLY

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31	2019	2018	2017
(in millions)
Cash flows from operating activities
Net income	$425.1	$391.0	$186.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss (gain) from sale of Chaucer business	2.1	(131.9)	—
Net realized investment (gains) losses	(5.3)	0.6	0.2
Equity in net income of subsidiaries	(432.3)	(288.4)	(196.1)
Dividends received from subsidiaries	69.9	86.4	55.1
Deferred income tax expense (benefit)	(13.9)	(5.3)	18.9
Change in expenses and taxes payable	(107.8)	59.7	(27.4)
Change in net receivable from subsidiaries	11.6	8.9	9.0
Other, net	3.9	1.5	(0.1)
Net cash provided by (used in) operating activities	(46.7)	122.5	45.8
Cash flows from investing activities
Proceeds from disposals and maturities of fixed maturities	447.9	82.8	94.1
Proceeds from disposals of equity securities	121.9	—	—
Purchase of fixed maturities	(316.1)	(4.0)	—
Purchase of equity securities	(121.9)	—	—
Net cash received from sale of Chaucer business	35.1	762.0	—
Net cash used for business acquisitions	—	—	(12.3)
Net cash provided by investing activities	166.9	840.8	81.8
Cash flows from financing activities
Repurchase of common stock	(563.6)	(57.7)	(37.2)
Dividends paid to shareholders	(386.2)	(94.3)	(86.8)
Proceeds from exercise of employee stock options	14.4	14.8	23.1
Net cash related to short-term intercompany borrowings	—	(19.8)	—
Repurchases of debt	—	(11.6)	—
Other financing activities	—	—	(4.1)
Net cash used in financing activities	(935.4)	(168.6)	(105.0)
Net change in cash and cash equivalents	(815.2)	794.7	22.6
Cash and cash equivalents, beginning of year	827.4	32.7	10.1
Cash and cash equivalents, end of year	$12.2	$827.4	$32.7

Included in other operating cash flows was the cash portion of dividends received from unconsolidated subsidiaries. Additionally, investment assets of $70.1 million, $179.8 million and $261.6 million were transferred to the parent company in 2019, 2018 and 2017, respectively, to settle dividend obligations and other intercompany borrowings and balances.

The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE III

THE HANOVER INSURANCE GROUP, INC.

SUPPLEMENTARY INSURANCE INFORMATION

DECEMBER 31, 2019
(in millions)
Segments	Deferred acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premium revenue	Net investment income (1)	Benefits, claims, losses and settlement expenses	Amortization of deferred acquisition costs	Other operating expenses (2)	Premiums written
Commercial Lines	$307.4	$3,768.9	$1,446.7	$8.4	$2,654.2	$180.1	$1,610.0	$604.4	$330.3	$2,707.2
Personal Lines	160.0	1,839.4	970.0	—	1,820.3	80.1	1,254.2	322.3	191.6	1,874.5
Other	—	37.7	—	—	—	21.1	1.3	—	23.1	—
Interest on Debt	—	—	—	—	—	—	—	—	37.5	—
Eliminations	—	—	—	—	—	—	—	—	(6.1)	—
Total (4)	$467.4	$5,646.0	$2,416.7	$8.4	$4,474.5	$281.3	$2,865.5	$926.7	$576.4	$4,581.7

DECEMBER 31, 2018
(in millions)
Segments	Deferred acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premium revenue	Net investment income (1)	Benefits, claims, losses and settlement expenses	Amortization of deferred acquisition costs	Other operating expenses (2), (3)	Premiums written
Commercial Lines	$296.9	$3,550.6	$1,369.5	$8.0	$2,548.4	$182.2	$1,568.3	$587.5	$318.0	$2,610.7
Personal Lines	153.9	1,707.6	908.3	—	1,706.0	73.7	1,155.0	304.3	185.8	1,774.1
Other	—	37.9	—	—	—	11.5	1.3	—	54.3	—
Interest on Debt	—	—	—	—	—	—	—	—	45.1	—
Eliminations	—	—	—	—	—	—	—	—	(7.8)	—
Total (4)	$450.8	$5,296.1	$2,277.8	$8.0	$4,254.4	$267.4	$2,724.6	$891.8	$595.4	$4,384.8

DECEMBER 31, 2017
(in millions)
Segments	Deferred acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premium revenue	Net investment income (1)	Benefits, claims, losses and settlement expenses	Amortization of deferred acquisition costs	Other operating expenses (2)	Premiums written
Commercial Lines	$286.4	$3,399.3	$1,299.5	$8.2	$2,399.6	$165.8	$1,531.4	$557.9	$312.8	$2,462.0
Personal Lines	143.6	1,619.3	833.7	—	1,580.8	70.1	1,046.9	282.8	178.5	1,647.1
Other	—	38.7	—	—	—	8.0	1.3	—	26.0	—
Interest on Debt	—	—	—	—	—	—	—	—	45.2	—
Eliminations	—	(7.0)	(1.5)	—	—	—	—	—	(7.8)	—
Total (4)	$430.0	$5,050.3	$2,131.7	$8.2	$3,980.4	$243.9	$2,579.6	$840.7	$554.7	$4,109.1

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

(3)	In 2018 the Other segment includes $28.2 million of losses on the repayment of debt.
(4)	Information for all periods excludes results and balances related to the former Chaucer business (See Note 2 – “Discontinued Operations” in the Notes to Consolidated Financial Statements).

SCHEDULE IV

THE HANOVER INSURANCE GROUP, INC.

REINSURANCE

Incorporated herein by reference to Note 14 —“Reinsurance” in the Notes to Consolidated Financial Statements.

SCHEDULE V

THE HANOVER INSURANCE GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

DECEMBER 31
		Additions
(in millions) Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts(1)	Deductions	Balance at end of period
2019
Allowance for doubtful accounts	$4.2	$9.5	$—	$(10.2)	$3.5
Allowance for uncollectible reinsurance recoverables	3.9	—	—	—	3.9
	$8.1	$9.5	$—	$(10.2)	$7.4
2018
Allowance for doubtful accounts	$4.3	$9.5	$—	$(9.6)	$4.2
Allowance for uncollectible reinsurance recoverables	9.7	0.6	(6.4)	—	3.9
	$14.0	$10.1	$(6.4)	$(9.6)	$8.1
2017
Allowance for doubtful accounts	$3.7	$9.4	$—	$(8.8)	$4.3
Allowance for uncollectible reinsurance recoverables (2)	13.1	0.3	0.1	(3.8)	9.7
	$16.8	$9.7	$0.1	$(12.6)	$14.0
(1)

Amounts charged to other accounts include foreign exchange gains and losses. Additionally, in 2018 the Company sold its former Chaucer business; accordingly, the $6.4 million balance associated with this business was reduced as part of the sale.

(2)	The balance at beginning of period and the balance at end of period include $6.3 million and $6.4 million, respectively, for the year-ended 2017 related to the former Chaucer business.

 SCHEDULE VI

THE HANOVER INSURANCE GROUP, INC.

SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS

YEARS ENDED DECEMBER 31
(in millions)
Affiliation with Registrant	Deferred acquisition costs	Reserves for unpaid claims and claim adjustment expenses (1)	Discount, if any, deducted from previous column (2)	Unearned premiums (1)	Earned premiums	Net investment income
Consolidated Property and Casualty Subsidiaries (3)
2019	$467.4	$5,654.4	$—	$2,416.7	$4,474.5	$281.3
2018	$450.8	$5,304.1	$—	$2,277.8	$4,254.4	$267.4
2017	$430.0	$5,058.5	$—	$2,131.7	$3,980.4	$243.9

	Claims and claim adjustment expenses incurred related to
	Current year	Prior years	Amortization of deferred acquisition costs	Paid claims and claim adjustment expenses	Premiums written
2019	$2,893.9	$(28.4)	$926.7	$2,616.5	$4,581.7
2018	$2,733.5	$(8.9)	$891.8	$2,496.6	$4,384.8
2017	$2,575.1	$(0.2)	$840.7	$2,282.2	$4,109.1
(1)

Reserves for unpaid claims and claim adjustment expenses are shown gross of $1,574.8 million, $1,472.6 million and $1,455.0 million of reinsurance recoverable on unpaid losses in 2019, 2018 and 2017, respectively. Unearned premiums are shown gross of prepaid premiums of $149.3 million, $117.6 million and $101.8 million in 2019, 2018 and 2017, respectively. Reserves for unpaid claims and claims adjustment expense also include policyholder dividends.

(2)	The Company does not use discounting techniques.
(3)

Information for all periods excludes results and balances related to the discontinued Chaucer business. See Note 2 – “Discontinued Operations” in the Notes to Consolidated Financial Statements for further information on that business.