Form 10-Q
period 2020-03-31
HANOVER INSURANCE GROUP, INC.
filed 2020-04-29
CIK 944695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

The number of shares outstanding of the registrant’s common stock was 37,997,945 as of April 27, 2020.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(In millions, except per share data)	2020	2019
Revenues
Premiums	$1,141.4	$1,095.1
Net investment income	69.6	70.2
Net realized and unrealized investment gains (losses):
Net realized gains (losses) from sales and other	3.1	(0.4)
Net change in fair value of equity securities	(136.2)	48.6
Impairment losses on investments	(28.5)	—
Total net realized and unrealized investment gains (losses)	(161.6)	48.2
Fees and other income	6.8	6.0
Total revenues	1,056.2	1,219.5
Losses and expenses
Losses and loss adjustment expenses	728.2	699.6
Amortization of deferred acquisition costs	236.9	229.5
Interest expense	9.4	9.4
Other operating expenses	135.6	132.4
Total losses and expenses	1,110.1	1,070.9
Income (loss) from continuing operations before income taxes	(53.9)	148.6
Income tax expense (benefit):
Current	21.3	12.2
Deferred	(36.5)	13.8
Total income tax expense (benefit)	(15.2)	26.0
Income (loss) from continuing operations	(38.7)	122.6
Discontinued operations (net of taxes):
Sale of Chaucer business	—	0.9
Loss from Chaucer business	—	(0.3)
Loss from discontinued life businesses	(1.3)	(0.8)
Net income (loss)	$(40.0)	$122.4
Earnings per common share:
Basic:
Income (loss) from continuing operations	$(1.01)	$3.02
Discontinued operations (net of taxes):
Sale of Chaucer business	—	0.02
Loss from Chaucer business	—	(0.01)
Loss from discontinued life businesses	(0.03)	(0.02)
Net income (loss) per share	$(1.04)	$3.01
Weighted average shares outstanding	38.3	40.6
Diluted:
Income (loss) from continuing operations	$(1.01)	$2.98
Discontinued operations (net of taxes):
Sale of Chaucer business	—	0.02
Loss from Chaucer business	—	(0.01)
Loss from discontinued life businesses	(0.03)	(0.02)
Net income (loss) per share	$(1.04)	$2.97
Weighted average shares outstanding	38.3	41.2

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(In millions)	2020	2019
Net income (loss)	$(40.0)	$122.4
Other comprehensive income (loss), net of tax:
Available-for-sale securities:
Net appreciation (depreciation) during the period	(83.2)	115.0
Change in unrealized gains recognized in other comprehensive income	—	1.4
Total available-for-sale securities	(83.2)	116.4
Pension and postretirement benefits:
Net change in net actuarial loss	1.2	2.3
Cumulative foreign currency translation adjustment:
Amount recognized as cumulative foreign currency translation during the period	—	0.1
Total other comprehensive income (loss), net of tax	(82.0)	118.8
Comprehensive income (loss)	$(122.0)	$241.2

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
(In millions, except share data)	2020	2019
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $6,493.7 and $6,452.2)	$6,625.0	$6,687.1
Equity securities, at fair value	447.0	575.7
Other investments	755.5	733.2
Total investments	7,827.5	7,996.0
Cash and cash equivalents	143.9	215.7
Accrued investment income	51.5	53.0
Premiums and accounts receivable, net	1,271.0	1,260.4
Reinsurance recoverable on paid and unpaid losses and unearned premiums	1,820.4	1,814.0
Deferred acquisition costs	465.7	467.4
Deferred income tax asset	3.2	—
Goodwill	178.8	178.8
Other assets	417.3	402.4
Assets of discontinued businesses	98.1	102.8
Total assets	$12,277.4	$12,490.5
Liabilities
Loss and loss adjustment expense reserves	$5,724.9	$5,654.4
Unearned premiums	2,421.0	2,416.7
Expenses and taxes payable	512.0	627.7
Deferred income tax liability	—	51.8
Reinsurance premiums payable	58.5	53.4
Debt	707.5	653.4
Liabilities of discontinued businesses	116.9	116.9
Total liabilities	9,540.8	9,574.3
Commitments and contingencies
Shareholders’ Equity
Preferred stock, par value $0.01 per share; 20.0 million shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 300.0 million shares authorized; 60.5 million shares issued	0.6	0.6
Additional paid-in capital	1,861.6	1,837.3
Accumulated other comprehensive income	70.6	152.6
Retained earnings	2,344.9	2,410.9
Treasury stock at cost (22.5 million and 22.1 million shares)	(1,541.1)	(1,485.2)
Total shareholders’ equity	2,736.6	2,916.2
Total liabilities and shareholders’ equity	$12,277.4	$12,490.5

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended
	March 31,
(In millions)	2020	2019
Preferred Stock
Balance at beginning and end of period	$—	$—
Common Stock
Balance at beginning and end of period	0.6	0.6
Additional Paid-in Capital
Balance at beginning of period	1,837.3	1,871.8
Settlement and prepayment of accelerated share repurchases and other	24.3	(50.1)
Balance at end of period	1,861.6	1,821.7
Accumulated Other Comprehensive Income, net of tax
Net Unrealized Appreciation (Depreciation) on Investments:
Balance at beginning of period	216.0	(27.2)
Net appreciation (depreciation) on available-for-sale securities	(83.2)	116.4
Adoption of Accounting Standards Updates (No. 2017-08 in 2019 )	—	1.5
Balance at end of period	132.8	90.7
Defined Benefit Pension and Postretirement Plans:
Balance at beginning of period	(63.4)	(88.6)
Net amount recognized as net periodic benefit	1.2	2.3
Balance at end of period	(62.2)	(86.3)
Cumulative Foreign Currency Translation Adjustment:
Balance at beginning of period	—	(0.7)
Amount recognized as cumulative foreign currency translation during the period	—	0.1
Balance at end of period	—	(0.6)
Total accumulated other comprehensive income	70.6	3.8
Retained Earnings
Balance at beginning of period	2,410.9	2,182.3
Cumulative effect of accounting change, net of taxes	(0.9)	(1.5)
Balance at beginning of period, as adjusted	2,410.0	2,180.8
Net income (loss)	(40.0)	122.4
Dividends to shareholders	(25.1)	(24.5)
Balance at end of period	2,344.9	2,278.7
Treasury Stock
Balance at beginning of period	(1,485.2)	(983.5)
Shares purchased at cost	(59.2)	(200.0)
Net shares reissued at cost under employee stock-based compensation plans	3.3	5.7
Balance at end of period	(1,541.1)	(1,177.8)
Total shareholders’ equity	$2,736.6	$2,927.0

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
(In millions)	2020	2019
Cash Flows From Operating Activities
Net income	$(40.0)	$122.4
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized and unrealized investment (gains) losses	162.4	(48.4)
Gain on sale of Chaucer-related Irish entity	—	(0.9)
Net amortization and depreciation	5.1	6.9
Stock-based compensation expense	5.0	4.2
Amortization of defined benefit plan costs	1.5	2.8
Deferred income tax expense (benefit)	(36.7)	13.8
Change in deferred acquisition costs	1.7	2.7
Change in premiums receivable, net of reinsurance premiums payable	(5.5)	(4.3)
Change in loss, loss adjustment expense and unearned premium reserves	75.0	99.2
Change in reinsurance recoverable	(6.4)	(28.2)
Change in expenses and taxes payable	(112.7)	(88.0)
Other, net	(12.8)	(45.0)
Net cash provided by operating activities	36.6	37.2
Cash Flows From Investing Activities
Proceeds from disposals and maturities of fixed maturities	316.3	193.1
Proceeds from disposals of equity securities and other investments	73.2	28.1
Purchase of fixed maturities	(376.5)	(483.4)
Purchase of equity securities and other investments	(109.7)	(37.6)
Capital expenditures	(3.2)	(3.9)
Net cash proceeds from sale of Chaucer-related Irish entity, partially offset by cash transferred	—	24.4
Net cash used in investing activities	(99.9)	(279.3)
Cash Flows From Financing Activities
Proceeds from exercise of employee stock options	3.0	5.0
Proceeds from short-term borrowings	54.0	—
Change in cash collateral related to securities lending program	—	6.7
Dividends paid to shareholders	(24.8)	(217.0)
Repurchases of common stock	(34.9)	(250.0)
Repayment of debt	—	(151.1)
Other financing activities	(5.8)	(4.2)
Net cash used in financing activities	(8.5)	(610.6)
Net change in cash and cash equivalents	(71.8)	(852.7)
Net change in cash related to discontinued operations	—	0.5
Cash and cash equivalents, beginning of period	215.7	1,020.7
Cash and cash equivalents, end of period	$143.9	$168.5

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements of The Hanover Insurance Group, Inc. and its subsidiaries (“THG” or the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the requirements of Form 10-Q. Certain financial information that is provided in annual financial statements, but is not required in interim reports, has been omitted.

The interim consolidated financial statements of THG include the accounts of The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America, THG’s principal property and casualty companies; and other insurance and non-insurance subsidiaries. These legal entities conduct their operations through several business segments discussed in Note 9 – “Segment Information”. The interim consolidated financial statements also include the Company’s discontinued operations, consisting of the Company’s accident and health and former life insurance businesses, as well as the Company’s former Chaucer business. All intercompany accounts and transactions have been eliminated.

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

In the opinion of the Company’s management, the accompanying interim consolidated financial statements reflect all adjustments, consisting of normal recurring items, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 24, 2020.

2. New Accounting Pronouncements

Recently Implemented Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASC Update No. 2016-13, (Topic 326) Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASC Update No. 2016-13”). This ASC update introduces new guidance for the accounting for credit losses on financial instruments within its scope. A new model, referred to as the current expected credit losses model, requires an entity to determine credit-related impairment losses for financial instruments held at amortized cost and to estimate these expected credit losses over the life of an exposure (or pool of exposures). The estimate of expected credit losses should consider both historical and current information, reasonable and supportable forecasts, as well as estimates of prepayments. The estimated credit losses and subsequent adjustment to such loss estimates, will be recorded through an allowance account which is deducted from the amortized cost of the financial instrument, with the offset recorded in current earnings. ASC Update No. 2016-13 also modifies the impairment model for available-for-sale debt securities. The new model will require an estimate of expected credit losses only when the fair value is below the amortized cost of the asset, thus the length of time the fair value of an available-for-sale debt security has been below the amortized cost will no longer affect the determination of whether a credit loss exists. In addition, credit losses on available-for-sale debt securities will be limited to the difference between the security’s amortized cost basis and its fair value. In November 2018, the FASB issued ASC Update No. 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, which explicitly states that receivables arising from operating leases are not within the scope of Subtopic 326-20.

In 2019 and 2020, the FASB has issued several updates to ASC Update No. 2016-13, including the issuance in April 2019, ASC Update 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, the issuance in May 2019, ASC Update 2019-05, Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief, the issuance in November 2019, ASC Update No. 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses and the issuance in February 2020, ASC Update 2020-02, Financial Instruments – Credit Losses (Topic 326) and Leases (Topic 842) – Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842). The Company implemented this guidance effective January 1, 2020 and it did not have a material impact on its financial position or results of operations.

In August 2018, the FASB issued ASC Update No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASC update requires the capitalization of implementation costs incurred in a hosting arrangement that is a service contract consistent with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The guidance also requires an entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting agreement, and apply impairment guidance consistent with long-lived assets. ASC Update No. 2018-15 also provides specific guidelines related to the presentation of these capitalized implementation costs and related expenses in the financial statements. The updated guidance is effective for interim and annual periods beginning after December 15, 2019, and should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Early adoption is permitted, including interim periods. The Company implemented this guidance prospectively, effective January 1, 2020, and it did not have a material impact on its financial position or results of operations.

In August 2018, the FASB issued ASC Update No. 2018-13 (Topic 820) Fair Value Measurement, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The update removes the requirement for disclosure of the following: 1) the amount and reasons for transfers between level 1 and level 2 of the fair value hierarchy, 2) the policy for timing of transfers between levels, and 3) the valuation processes for level 3 fair value measurements. This update also added a requirement to disclose the changes in unrealized gains and losses for the period included in other comprehensive income for recurring level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop level 3 fair value measurements, in addition to other fair value disclosure modifications. The updated guidance is effective for interim and annual periods beginning after December 15, 2019, and should be applied prospectively for certain of the disclosure requirements and retrospectively to all periods presented upon the effective date for other disclosure requirements. An entity is permitted to early adopt any removed or modified disclosures upon issuance of the update and delay adoption of additional disclosures until periods beginning after December 15, 2019, the effective date of the standard. The Company implemented this guidance effective January 1, 2020 and it did not have an impact on the Company’s financial position or results of operations as the update is disclosure related.

In January 2017, the FASB issued ASC Update No. 2017-04, (Topic 350) Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment. This guidance eliminates step 2 from the goodwill impairment test. Instead, an entity should perform its goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount, including any applicable income tax effects, and recognize an impairment for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The updated guidance is effective for annual or interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company implemented this guidance effective January 1, 2020 and it did not have a material impact on its financial position or results of operations.

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

3. Investments

A. Fixed maturities

The amortized cost and fair value of available-for-sale fixed maturities were as follows:

	March 31, 2020
			Amortized Cost,
		Allowance	net of Allowance	Gross	Gross
	Amortized	for Credit	for Credit	Unrealized	Unrealized
(in millions)	Cost	Losses	Losses	Gains	Losses	Fair Value
U.S. Treasury and government agencies	$265.9	$—	$265.9	$20.3	$—	$286.2
Foreign government	4.2	—	4.2	0.3	—	4.5
Municipal	833.8	—	833.8	35.3	1.4	867.7
Corporate	3,749.0	6.2	3,742.8	81.5	60.0	3,764.3
Residential mortgage-backed	913.5	—	913.5	43.5	0.1	956.9
Commercial mortgage-backed	661.3	—	661.3	20.3	2.1	679.5
Asset-backed	66.0	—	66.0	0.4	0.5	65.9
Total fixed maturities	$6,493.7	$6.2	$6,487.5	$201.6	$64.1	$6,625.0

	December 31, 2019
		Gross	Gross		OTTI
	Amortized	Unrealized	Unrealized		Unrealized
(in millions)	Cost	Gains	Losses	Fair Value	Losses
U.S. Treasury and government agencies	$342.0	$9.1	$1.3	$349.8	$—
Foreign government	15.7	0.4	—	16.1	—
Municipal	807.1	27.6	1.2	833.5	—
Corporate	3,653.5	161.6	3.9	3,811.2	3.0
Residential mortgage-backed	905.4	17.1	1.1	921.4	—
Commercial mortgage-backed	666.4	25.6	0.1	691.9	—
Asset-backed	62.1	1.1	—	63.2	—
Total fixed maturities	$6,452.2	$242.5	$7.6	$6,687.1	$3.0

As of December 31, 2019, other-than-temporary impairments (“OTTI”) unrealized losses in the table above represents OTTI recognized in accumulated other comprehensive income (“AOCI”). This amount excludes net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date of $4.2 million.

The Company deposits funds with various state and governmental authorities. For a discussion of the Company’s deposits with state and governmental authorities, see also Note 3 – “Investments” of the Notes to Consolidated Financial Statements in the Company’s 2019 Annual Report on Form 10-K.

The amortized cost and fair value by maturity periods for fixed maturities are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or the Company may have the right to put or sell the obligations back to the issuers.

	March 31, 2020
	Amortized Cost, net
	of Allowance for	Fair
(in millions)	Credit Losses	Value
Due in one year or less	$354.0	$355.8
Due after one year through five years	1,871.0	1,897.6
Due after five years through ten years	2,258.1	2,290.7
Due after ten years	363.6	378.6
	4,846.7	4,922.7
Mortgage-backed and asset-backed securities	1,640.8	1,702.3
Total fixed maturities	$6,487.5	$6,625.0

B. Fixed maturity securities in an unrealized loss position

The following tables provide information about the Company’s available-for-sale fixed maturity securities that were in an unrealized loss position at March 31, 2020 and December 31, 2019 including the length of time the securities have been in an unrealized loss position:

	March 31, 2020
	12 months or less		Greater than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in millions)	Losses	Value	Losses	Value	Losses	Value
Investment grade:
Municipal	$1.4	$62.7	$—	$0.6	$1.4	$63.3
Corporate	49.0	1,145.7	—	—	49.0	1,145.7
Residential mortgage-backed	0.1	3.3	—	1.4	0.1	4.7
Commercial mortgage-backed	2.1	111.5	—	—	2.1	111.5
Asset-backed	0.5	21.3	—	—	0.5	21.3
Total investment grade	53.1	1,344.5	—	2.0	53.1	1,346.5
Below investment grade:
Corporate	11.0	144.2	—	—	11.0	144.2
Total fixed maturities	$64.1	$1,488.7	$—	$2.0	$64.1	$1,490.7

	December 31, 2019
	12 months or less		Greater than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in millions)	Losses	Value	Losses	Value	Losses	Value
Investment grade:
U.S. Treasury and government agencies	$1.3	$73.0	$—	$9.3	$1.3	$82.3
Municipal	1.1	72.5	0.1	5.6	1.2	78.1
Corporate	0.7	86.5	0.1	4.7	0.8	91.2
Residential mortgage-backed	0.7	69.2	0.4	34.4	1.1	103.6
Commercial mortgage-backed	0.1	40.6	—	0.9	0.1	41.5
Asset-backed	—	—	—	1.7	—	1.7
Total investment grade	3.9	341.8	0.6	56.6	4.5	398.4
Below investment grade:
Corporate	2.2	27.1	0.9	9.0	3.1	36.1
Total fixed maturities	$6.1	$368.9	$1.5	$65.6	$7.6	$434.5

The Company views gross unrealized losses on fixed maturities as non-credit related and through its assessment of unrealized losses has determined that these securities will recover, allowing the Company to realize the anticipated long-term economic value. The Company currently does not intend to sell nor does it expect to be required to sell these securities before recovery of their amortized cost. The Company employs a systematic methodology to evaluate declines in fair value below amortized cost for fixed maturity securities. In determining impairments, the Company evaluates several factors and circumstances, including the issuer’s overall financial condition; the issuer’s credit and financial strength ratings; the issuer’s financial performance, including earnings trends and asset quality; any specific events which may influence the operations of the issuer; the general outlook for market conditions in the industry or geographic region in which the issuer operates; and the  degree to which the fair value of an issuer’s securities is below the Company’s amortized cost. The Company also considers any factors that might raise doubt about the issuer’s ability to make contractual payments as they come due and whether the Company expects to recover the entire amortized cost basis of the security.

C. Proceeds from sales

The proceeds from sales of available-for-sale securities and gross realized gains and gross realized losses on those sales were as follows:

	Three Months Ended March 31,
	2020			2019
	Proceeds from	Gross	Gross	Proceeds from	Gross	Gross
(in millions)	Sales	Gains	Losses	Sales	Gains	Losses
Fixed maturities, excluding held-for-sale (Chaucer)	$66.0	$2.7	$0.4	$60.1	$1.0	$1.5
Fixed maturities, held-for-sale	—	—	—	0.3	—	—
Total fixed maturities	$66.0	$2.7	$0.4	$60.4	$1.0	$1.5

D. Impairments

For the three months ended March 31, 2020, the Company recognized $28.5 million of impairments, consisting primarily of $22.2 million on fixed maturities and $4.8 million on mortgage loans. Impairments on fixed maturities included $16.0 million categorized as intend-to-sell and $6.2 million of credit-related losses. As such, the Company recorded an allowance for credit losses of $6.2 million on corporate fixed maturities at March 31, 2020. In addition, the Company increased its allowance for credit losses on mortgage loans by $4.8 million in the first quarter of 2020, to $6.1 million as of March 31, 2020. For the three months ended March 31, 2019, the Company recognized no impairments.

The methodology and significant inputs used to measure the amount of credit losses on fixed maturities in 2020 were as follows:

Corporate bonds – the Company utilized a financial model that derives expected cash flows based on probability-of-default factors by credit rating, asset duration and loss-given-default factors based on security type. These factors are based on historical data provided by an independent third-party rating agency. In addition, other market data relevant to the realizability of contractual cash flows may be considered, including current conditions and reasonable and supportable forecasts.

Mortgage loans – the Company utilized a model that estimates expected losses based on mortgage risk rating and risk factors based on property type, such as office, retail, lodging, multi-family and industrial.  Expected loss ratios are based on historical data provided by an independent third-party rating agency.  The risk factors, based on property characteristics and metrics including the geographic market, are predominantly driven by loan-to-value and debt service coverage ratios.   An adjustment to ratings may be made to reflect current conditions and to incorporate reasonable and supportable forecasts, such as volatility of cash flows and valuation.

E. Equity securities

Equity securities are carried at fair value and all increases or decreases in fair value are reported in net realized and unrealized investment gains (losses) on the Consolidated Statements of Income. The following table provides pre-tax net realized and unrealized gains (losses) on equity securities:

	Three Months Ended March 31,
(in millions)	2020	2019
Net gains (losses) recognized during the period	$(136.2)	$48.6
Less: net gains (losses) recognized on equity securities sold during the period	(0.6)	1.1
Net unrealized gains (losses) recognized during the period on equity securities still held	$(135.6)	$47.5

4. Fair Value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability, i.e., exit price, in an orderly transaction between market participants. The Company emphasizes the use of observable market data whenever available in determining fair value. Fair values presented for certain financial instruments are estimates which, in many cases, may differ significantly from the amounts that could be realized upon immediate liquidation. A hierarchy of the three broad levels of fair value is as follows, with the highest priority given to Level 1 as these are the most observable, and the lowest priority given to Level 3:

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

•

Residential mortgage-backed securities – estimates of prepayment speeds based upon: historical prepayment rate trends; underlying collateral interest rates; geographic concentration; vintage year; borrower credit quality characteristics; interest rate and yield curve forecasts; government or monetary authority support programs; tax policies; and delinquency/default trends.

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

The Company holds privately placed fixed maturity securities and certain other fixed maturity securities that do not have an active market and for which the pricing service cannot provide fair values. The Company determines fair values for these securities using either matrix pricing utilizing the market approach or broker quotes. The Company will use observable market data as inputs into the fair value techniques, as discussed in the determination of Level 2 fair values, to the extent it is available, but is also required to use a certain amount of unobservable judgment due to the illiquid nature of the securities involved. Unobservable judgment reflected in the Company’s matrix model accounts for estimates of additional spread required by market participants for factors such as issue size, credit stress, structural complexity, high bond coupon or other unique features. These matrix-priced securities are reported as Level 2 or Level 3, depending on the significance of the impact of unobservable judgment on the security’s value. Additionally, the Company may obtain non-binding broker quotes which are reported as Level 3.

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

Other Investments

Other investments primarily include mortgage participations and limited partnerships not subject to the equity method of accounting. The fair values of limited partnerships not subject to the equity method of accounting are based on the net asset value (“NAV”) provided by the general partner adjusted for recent financial information and are excluded from the fair value hierarchy.

The estimated fair values of the financial instruments were as follows:

	March 31, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
(in millions)	Value	Value	Value	Value
Financial Assets carried at:
Fair Value through AOCI:
Fixed maturities	$6,625.0	$6,625.0	$6,687.1	$6,687.1
Fair Value through Net Income:
Equity securities	447.0	447.0	575.7	575.7
Other investments	185.6	185.6	187.1	187.1
Amortized Cost/Cost:
Other investments	463.5	473.7	443.3	463.7
Cash and cash equivalents	143.9	143.9	215.7	215.7
Total financial instruments	$7,865.0	$7,875.2	$8,108.9	$8,129.3

Financial Liabilities carried at:
Amortized Cost:
Debt	$707.5	$741.8	$653.4	$722.1

The Company has processes designed to ensure that the values received from its third party pricing service are accurately recorded, that the data inputs and valuation approaches and techniques utilized are appropriate and consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. The Company performs a review of the fair value hierarchy classifications and of prices received from its pricing service on a quarterly basis. The Company reviews the pricing services’ policies describing its methodology, processes, practices and inputs, including various financial models used to value securities. Also, the Company reviews the portfolio pricing, including a process for which securities with changes in prices that exceed a defined threshold are verified to independent sources, if available. If upon review, the Company is not satisfied with the validity of a given price, a pricing challenge would be submitted to the pricing service along with supporting documentation for its review. The Company does not adjust quotes or prices obtained from the pricing service unless the pricing service agrees with the Company’s challenge. During 2020 and 2019, the Company did not adjust any prices received from its pricing service.

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

The following tables provide, for each hierarchy level, the Company’s investment assets that were measured at fair value on a recurring basis.

	March 31, 2020
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$286.2	$151.2	$135.0	$—
Foreign government	4.5	—	4.5	—
Municipal	867.7	—	856.3	11.4
Corporate	3,764.3	—	3,763.8	0.5
Residential mortgage-backed	956.9	—	956.9	—
Commercial mortgage-backed	679.5	—	667.7	11.8
Asset-backed	65.9	—	65.9	—
Total fixed maturities	6,625.0	151.2	6,450.1	23.7
Equity securities	447.0	444.9	—	2.1
Other investments	3.5	—	—	3.5
Total investment assets at fair value	$7,075.5	$596.1	$6,450.1	$29.3

	December 31, 2019
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$349.8	$157.9	$191.9	$—
Foreign government	16.1	—	16.1	—
Municipal	833.5	—	821.4	12.1
Corporate	3,811.2	—	3,810.6	0.6
Residential mortgage-backed	921.4	—	921.4	—
Commercial mortgage-backed	691.9	—	679.2	12.7
Asset-backed	63.2	—	63.2	—
Total fixed maturities	6,687.1	157.9	6,503.8	25.4
Equity securities	575.7	573.6	—	2.1
Other investments	3.5	—	—	3.5
Total investment assets at fair value	$7,266.3	$731.5	$6,503.8	$31.0

Limited partnerships measured at fair value using NAV based on an ownership interest in partners’ capital have not been included in the hierarchy tables. At March 31, 2020 and December 31, 2019, the fair values of these investments were $182.1 million and $183.6 million, respectively, approximately 2% of total investment assets.

The following tables provide, for each hierarchy level, the Company’s estimated fair values of financial instruments that were not carried at fair value:

	March 31, 2020
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$143.9	$143.9	$—	$—
Other investments	473.7	—	4.1	469.6
Total financial instruments	$617.6	$143.9	$4.1	$469.6

Liabilities:
Debt	$741.8	$—	$741.8	$—

	December 31, 2019
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$215.7	$215.7	$—	$—
Other investments	463.7	—	2.1	461.6
Total financial instruments	$679.4	$215.7	$2.1	$461.6

Liabilities:
Debt	$722.1	$—	$722.1	$—

The tables below provide reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fixed Maturities
(in millions)	Municipal	Corporate	Commercial mortgage- backed	Total	Equity and Other	Total Assets
Three Months Ended
March 31, 2020
Balance January 1, 2020	$12.1	$0.6	$12.7	$25.4	$5.6	$31.0
Total gains (losses):
Included in other comprehensive income-net appreciation (depreciation) on available-for-sale securities	0.1	—	(0.4)	(0.3)	—	(0.3)
Sales	(0.8)	(0.1)	(0.5)	(1.4)	—	(1.4)
Balance March 31, 2020	$11.4	$0.5	$11.8	$23.7	$5.6	$29.3
Change in unrealized gains (losses) for the period included in other comprehensive income for assets held at the end of the period	$0.1	$—	$(0.4)	$(0.3)	$—	$(0.3)

Three Months Ended
March 31, 2019
Balance January 1, 2019	$21.1	$0.8	$13.1	$35.0	$4.6	$39.6
Total gains:
Included in total net realized and unrealized investment gains	0.1	—	—	0.1	—	0.1
Included in other comprehensive income-net depreciation on available-for-sale securities	0.2	—	0.2	0.4	—	0.4
Sales:	(0.9)	(0.1)	(0.5)	(1.5)	—	(1.5)
Balance March 31, 2019	$20.5	$0.7	$12.8	$34.0	$4.6	$38.6

There were no transfers between Level 2 and Level 3, and there were no Level 3 liabilities held by the Company for the three months ended March 31, 2020 and 2019.

The following table provides quantitative information about the significant unobservable inputs used by the Company in the fair value measurements of Level 3 assets. Where discounted cash flows were used in the valuation of fixed maturities, the internally-developed discount rate was adjusted by the significant unobservable inputs shown in the table.

			March 31, 2020		December 31, 2019
	Valuation	Significant	Fair	Range	Fair	Range
(in millions)	Technique	Unobservable Inputs	Value	(Wtd Average)	Value	(Wtd Average)
Fixed maturities:
Municipal	Discounted cash flow	Discount for: Small issue size Credit stress Above-market coupon	$11.4	0.7 - 6.8% (4.4%) 0.6 - 3.4% (2.7%) 0.5% (0.5%)	$12.1	0.7 - 6.8% (4.3%) — 0.5% (0.5%)
Corporate	Discounted cash flow	Discount for: Small issue size Above-market coupon	0.5	2.5% (2.5%) 0.3% (0.3%)	0.6	2.5% (2.5%) 0.3% (0.3%)
Commercial mortgage-backed	Discounted cash flow	Discount for: Small issue size Credit stress Above-market coupon Lease structure	11.8	1.9 - 3.1% (2.7%) 1.7 - 6.0% (2.3%) 0.5% (0.5%) 0.3% (0.3%)	12.7	1.9 - 3.1% (2.7%) — 0.5% (0.5%) 0.3% (0.3%)
Equity securities	Market comparables	Net tangible asset market multiples	2.1	1.0X (1.0X)	2.1	1.0X (1.0X)
Other	Discounted cash flow	Discount rate	3.5	18.0% (18.0%)	3.5	18.0% (18.0%)

The weighted average of the unobservable inputs was weighted by the relative fair value of the fixed maturity securities to which the inputs were applied. Each unobservable input is based on the Company’s subjective opinion and therefore inherently contains a degree of uncertainty. Significant increases (decreases) in any of the above inputs in isolation would result in a significantly lower (higher) fair value measurement. There were no interrelationships between these inputs which might magnify or mitigate the effect of changes in unobservable inputs on the fair value measurement.

5. Debt and Credit Arrangements

Debt consists of the following:

(in millions)	March 31, 2020	December 31, 2019
Senior debentures maturing April 15, 2026	$375.0	$375.0
Senior debentures maturing October 15, 2025	62.6	62.6
Subordinated debentures maturing March 30, 2053	175.0	175.0
Subordinated debentures maturing February 3, 2027	50.1	50.1
Short-term borrowings	54.0	—
Total principal debt	716.7	662.7
Unamortized debt issuance costs	(9.2)	(9.3)
Total	$707.5	$653.4

The Company had $54.0 million of short-term advances from the Federal Home Loan Bank (“FHLB”) outstanding at March 31, 2020, which will be repaid in the second quarter of 2020.

At March 31, 2020, the Company was in compliance with the covenants associated with its debt indentures and credit arrangements.

6. Income Taxes

Income tax expense for the three months ended March 31, 2020 and 2019 has been computed using estimated annual effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect current estimates of the annual effective tax rates.

The tax provision was comprised of a U.S. federal income tax benefit of $15.2 million and an expense of $26.0 million for the three months ended March 31, 2020 and 2019, respectively.

The Company or its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions, and have previously filed in foreign jurisdictions. The Company and its subsidiaries are subject to U.S. federal and state income tax examinations and foreign examinations for years after 2015.

7. Pension Plans

The components of net periodic pension cost for the defined benefit pension plans included in the Company’s results of operations are as follows:

	Three Months Ended March 31,
	2020	2019
(in millions)	Pension Plans
Interest cost	$4.6	$5.3
Expected return on plan assets	(5.6)	(5.8)
Recognized net actuarial loss	1.5	2.8
Net periodic pension cost	$0.5	$2.3

8. Other Comprehensive Income (Loss)

The following tables provide changes in other comprehensive income (loss).

	Three Months Ended March 31,
	2020			2019
		Tax			Tax
		Benefit	Net of		Benefit	Net of
(in millions)	Pre-Tax	(Expense)	Tax	Pre-Tax	(Expense)	Tax
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during period	$(122.4)	$25.6	$(96.8)	$152.0	$(32.0)	$120.0
Amount of realized gains (losses) from sales and other	(3.1)	(1.2)	(4.3)	0.3	(3.9)	(3.6)
Impairment losses on investments	22.7	(4.8)	17.9	—	—	—
Net unrealized gains (losses)	(102.8)	19.6	(83.2)	152.3	(35.9)	116.4
Pension and postretirement benefits:
Amortization of net actuarial losses (gains) recognized as net periodic benefit cost	1.5	(0.3)	1.2	2.9	(0.6)	2.3
Cumulative foreign currency translation adjustment:
Foreign currency translation recognized during the period	—	—	—	0.1	—	0.1
Other comprehensive income (loss)	$(101.3)	$19.3	$(82.0)	$155.3	$(36.5)	$118.8

Reclassifications out of accumulated other comprehensive income were as follows:

	Three Months Ended
	March 31,
(in millions)	2020	2019
	Amount Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income		Where Net Income (Loss) is Presented
Unrealized gains (losses) on available-for- sale securities	$3.1	$(0.3)	Net realized gains (losses) from sales and other
	(22.2)	—	Impairment losses on investments
	(19.1)	(0.3)	Total before tax
	5.9	3.9	Tax benefit
	(13.2)	3.6	Continuing operations; net of tax
	(0.4)	—	Discontinued operations - life businesses
	(13.6)	3.6	Net of tax
Amortization of defined benefit pension and postretirement actuarial losses	(1.5)	(2.9)	Loss adjustment expenses and other operating expenses (1)
	0.3	0.6	Tax benefit
	(1.2)	(2.3)	Continuing operations; net of tax
Total reclassifications for the period	$(14.8)	$1.3	Benefit (expense) reflected in income (loss), net of tax

(1)

The amount reclassified from accumulated other comprehensive income for the pension and postretirement benefits was allocated  approximately 40% to loss adjustment expenses and 60% to other operating expenses for the three months ended March 31, 2020 and 2019.

9. Segment Information

The Company’s primary business operations include insurance products and services provided through three operating segments: Commercial Lines, Personal Lines and Other. Commercial Lines includes commercial multiple peril, commercial automobile, workers’ compensation, and other commercial coverages, such as management and professional liability, marine, Hanover Programs, specialty industrial and commercial property, monoline general liability and surety. Personal Lines includes personal automobile, homeowners and other personal coverages. Included in the Other segment are Opus Investment Management, Inc., which markets investment management services to institutions, pension funds and other organizations; earnings on holding company assets; holding company and other expenses, including certain costs associated with retirement benefits due to the Company’s former life insurance employees and agents; and, a run-off voluntary property and casualty pools business. The separate financial information is presented consistent with the way results are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company reports interest expense related to debt separately from the earnings of its operating segments. This consists primarily of interest on the Company’s senior and subordinated debentures.

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

Summarized below is financial information with respect to the Company’s business segments.

	Three Months Ended
	March 31,
(in millions)	2020	2019
Operating revenues:
Commercial Lines	$724.7	$698.7
Personal Lines	488.5	465.2
Other	4.6	7.4
Total	1,217.8	1,171.3
Net realized and unrealized investment gains (losses)	(161.6)	48.2
Total revenues	$1,056.2	$1,219.5
Operating income (loss) before interest expense and income taxes:
Commercial Lines:
Underwriting income	$10.4	$36.7
Net investment income	46.4	44.3
Other expense	(2.2)	(0.8)
Commercial Lines operating income	54.6	80.2
Personal Lines:
Underwriting income	44.1	5.7
Net investment income	20.3	19.7
Other income	0.5	1.4
Personal Lines operating income	64.9	26.8
Other:
Underwriting loss	(3.3)	(0.3)
Net investment income	2.9	6.2
Other expense	(2.0)	(3.1)
Other operating income (loss)	(2.4)	2.8
Operating income before interest expense and income taxes	117.1	109.8
Interest on debt	(9.4)	(9.4)
Operating income before income taxes	107.7	100.4
Non-operating items:
Net realized and unrealized investment gains (losses)	(161.6)	48.2
Income (loss) from continuing operations before income taxes	$(53.9)	$148.6

The following table provides identifiable assets for the Company’s business segments and discontinued operations:

	March 31, 2020	December 31, 2019
(in millions)	Identifiable Assets
Property and Casualty Companies	$12,179.3	$12,387.7
Assets of discontinued businesses	98.1	102.8
Total	$12,277.4	$12,490.5

The Company reviews the assets of its Property and Casualty Companies collectively and does not allocate them between the Commercial Lines, Personal Lines and Other segments.

10. Stock-based Compensation

As of March 31, 2020, there were 2,761,668 shares and 2,352,110 shares available for grant under The Hanover Insurance Group 2014 Long-Term Incentive Plan and The Hanover Insurance Group 2014 Employee Stock Purchase Plan, respectively.

Compensation cost for the Company’s stock-based awards and the related tax benefits were as follows:

	Three Months Ended March 31,
(in millions)	2020	2019
Stock-based compensation expense	$5.0	$4.2
Tax benefit	(1.1)	(0.9)
Stock-based compensation expense, net of taxes	$3.9	$3.3

Stock Options

Information on the Company’s stock option activity for the three months ended March 31, 2020 and 2019 is summarized below.

	Three Months Ended March 31,
	2020		2019
(in whole shares and dollars)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	1,121,559	$87.88	1,099,076	$85.75
Granted	240,705	118.54	232,568	95.05
Exercised	(35,918)	79.40	(64,017)	75.98
Forfeited or cancelled	—	—	(3,141)	95.39
Outstanding, end of period	1,326,346	93.67	1,264,486	87.93

Restricted Stock Units

The Company currently issues time-based, market-based and performance-based restricted stock units to eligible employees, all of which generally vest after 3 years of continued employment.

The following tables summarize activity information about employee restricted stock units:

	Three Months Ended March 31,
	2020		2019
(in whole shares and dollars)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Time-based restricted stock units:
Outstanding, beginning of period	335,166	$109.55	332,481	$97.28
Granted	136,634	118.60	144,072	117.51
Vested	(78,773)	85.44	(99,855)	83.25
Forfeited	(2,861)	112.24	(8,687)	97.14
Outstanding, end of period	390,166	117.56	368,011	109.01
Performance-based and market-based restricted stock units:
Outstanding, beginning of period	86,252	$110.70	69,838	$95.58
Granted	54,415	105.10	42,119	117.68
Vested	(36,499)	80.26	(10,089)	82.74
Forfeited	—	—	—	—
Outstanding, end of period	104,168	118.45	101,868	105.99

In the first three months of 2020 and 2019, the Company granted market-based awards totaling 34,911 and 23,924, respectively, to certain members of senior management, which are included in the table above as performance and market-based restricted stock activity. The vesting of these stock units is based on the relative total shareholder return (“TSR”) of the Company. This metric is generally based on relative TSR for a three-year period as compared to a pre-selected group of property and casualty companies. The fair value of market-based awards was estimated at the date of grant using a valuation model. These units have the potential to range from 0% to 150% of the shares disclosed. Included in the amount granted above in 2020 and 2019 are 13,532 shares and 5,820 shares, respectively, related to market-based awards that achieved a payout in excess of 100%. These awards vested in the first quarters of 2020 and 2019, respectively.

The Company also granted performance-based restricted stock units in 2020 and 2019, totaling 19,504 and 18,195, respectively, which are based upon the Company’s achievement of return on equity objectives. These units have the potential to range from 0% to 150% of the shares disclosed, which varies based on grant year and individual participation level. Increases above the 100% target level are reflected as granted in the period in which performance-based stock unit goals are achieved. Decreases below the 100% target level are reflected as forfeited. There were no performance-based awards that vested in 2020 or 2019.

11. Earnings Per Share and Shareholders’ Equity Transactions

The following table provides weighted average share information used in the calculation of the Company’s basic and diluted earnings per share:

	Three Months Ended
	March 31,
(in millions, except per share data)	2020	2019
Basic shares used in the calculation of earnings per share	38.3	40.6
Dilutive effect of securities (1):
Employee stock options	—	0.3
Non-vested stock grants	—	0.3
Diluted shares used in the calculation of earnings per share	38.3	41.2
Per share effect of dilutive securities on income (loss) from continuing operations and net income (loss)	$—	$(0.04)

(1)	Excludes 0.6 million shares due to antidilution that resulted from the Company having losses from continuing operations and net losses for the quarter ended March 31, 2020.

Diluted earnings per share for the three months ended March 31, 2020 and 2019 excludes 0.4 million and 0.2 million, respectively, of common shares issuable under the Company’s stock compensation plans because their effect would be antidilutive.

The Board of Directors authorized a stock repurchase program which provides for aggregate repurchases of up to $900 million, including a $300 million increase to the program that was authorized on December 5, 2019. Under the repurchase authorization, the Company may repurchase, from time to time, common stock in amounts, at prices and at such times as the Company deems appropriate, subject to market conditions and other considerations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. The Company is not required to purchase any specific number of shares or to make purchases by any certain date under this program. On December 9, 2019, pursuant to the terms of an accelerated share repurchase (“ASR”) agreement (the “December 2019 ASR”) the Company paid $150.0 million in exchange for an initial delivery of approximately 0.9 million shares of common stock. On February 26, 2020, the Company received approximately 0.2 million of its common stock shares as final settlement of shares repurchased under the December 2019 ASR.

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

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses.

	Three Months Ended
	March 31,
(in millions)	2020	2019
Gross loss and LAE reserves, beginning of period	$5,654.4	$5,304.1
Reinsurance recoverable on unpaid losses	1,574.8	1,472.6
Net loss and LAE reserves, beginning of period	4,079.6	3,831.5
Net incurred losses and LAE in respect of losses occurring in:
Current year	730.2	712.8
Prior years	(2.0)	(13.2)
Total incurred losses and LAE	728.2	699.6
Net payments of losses and LAE in respect of losses occurring in:
Current year	174.6	175.3
Prior years	484.4	459.1
Total payments	659.0	634.4
Net reserve for losses and LAE, end of period	4,148.8	3,896.7
Reinsurance recoverable on unpaid losses	1,576.1	1,484.9
Gross reserve for losses and LAE, end of period	$5,724.9	$5,381.6

As a result of continuing trends in the Company’s business, reserves including catastrophes have been re-estimated for all prior accident years and were decreased by $2.0 million and $13.2 million in 2020 and 2019, respectively.

2020

For the three months ended March 31, 2020, net favorable loss and LAE development was $2.0 million. Lower than expected losses in the workers’ compensation line, other commercial lines and homeowners line were partially offset by higher than expected losses in the commercial and personal automobile lines, commercial multiple peril line, and in the Company’s run-off voluntary assumed property and casualty reinsurance pools business. Within other commercial lines, lower than expected losses in the Company’s marine line and specialty industrial and commercial property lines were partially offset by higher than expected losses in the general liability lines. The higher than expected losses in the Company’s run-off voluntary assumed property and casualty reinsurance pools business was based on an updated third-party actuarial study received in the first quarter of 2020 for the legacy Excess and Casualty Reinsurance Association (“ECRA”) pool that primarily consists of asbestos and environmental exposures.

2019

For the three months ended March 31, 2019, net favorable loss and LAE development was $13.2 million, primarily as a result of favorable catastrophe development due to the sale of subrogation rights on certain 2017 and 2018 California wildfires. In addition, higher than expected losses in the Company’s personal and commercial automobile lines were substantially offset by lower than expected losses in the Company’s workers’ compensation and commercial multiple peril lines.

13. Commitments and Contingencies

Legal Proceedings

The Company has been named a defendant in various legal proceedings arising in the normal course of business. In addition, the Company is involved, from time to time, in examinations, investigations and proceedings by governmental and self-regulatory agencies. The potential outcome of any such action or regulatory proceedings in which the Company has been named a defendant or the subject of an inquiry or investigation, and its ultimate liability, if any, from such action or regulatory proceedings, is difficult to predict at this time. The ultimate resolutions of such proceedings are not expected to have a material effect on its financial position, although they could have a material effect on the results of operations for a particular quarterly or annual period.

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

14. Subsequent Events

On April 10, 2020, the Company announced that it will return 15% of April and May personal automobile premiums to its eligible Personal Lines customers in all of THG’s markets, providing financial relief during the outbreak of the novel coronavirus, also known as COVID-19, and subsequent global pandemic. The Company’s decision to return a portion of premium payments to its customers is a recognition of the impact of government-mandated stay-at-home measures, which are reducing the number of vehicles on the roads and miles driven, and consequently, the number of claims filed. The Company estimates that this premium refund will be approximately $30 million, which will be recognized in the second quarter of 2020. Pending regulatory approvals, the Company will credit April in-force policies in May, and May in-force policies in June.

PART I

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist readers in understanding the interim consolidated results of operations and financial condition of The Hanover Insurance Group, Inc. and its subsidiaries (“THG”). Consolidated results of operations and financial condition are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes included elsewhere in this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2020.

Results of operations include the accounts of The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America (“Citizens”), our principal property and casualty companies; and other insurance and non-insurance subsidiaries. Our results of operations also include the results of our discontinued operations, consisting of our accident and health and former life insurance businesses, as well as our former Chaucer business.

Executive Overview

Business operations consist of three operating segments: Commercial Lines, Personal Lines and Other.

Our strategy, which focuses on the independent agency distribution channel, reinforces THG’s commitment to our agency partners. It is designed to generate profitable growth by leveraging the strengths of our distribution approach, including expansion of our agency footprint in underpenetrated geographies, as warranted. As part of that strategy, we have increased our capabilities in specialty markets and made investments designed to develop growth solutions for our agency distribution channel. Our goal is to grow responsibly in all of our businesses, while managing volatility.

The outbreak of the novel coronavirus, also known as COVID-19, and subsequent global pandemic (“Pandemic”) began significantly impacting the U.S. and global financial markets and economies during the quarter ended March 31, 2020.  Circumstances relating to the Pandemic are unprecedented in scope, are changing rapidly, and are complex and uncertain.  Our investment portfolio was adversely affected by the deterioration in investment markets during the quarter. We experienced minimal adverse effects from the Pandemic on our underwriting results and operations, as well as our financial condition, through March 31, 2020, and we believe that the Pandemic’s economic impacts on our 2020 results should be manageable. However the severity, duration and long-term impacts of the Pandemic, including continued declines in general economic conditions, adverse impacts to our investment portfolio and uncertainty around possible and actual governmental responses to the crisis, may significantly affect the property and casualty insurance industry, our business, and our financial results over the intermediate and long-term.  (See “Contingencies and Regulatory Matters” and “Item 1A – Risk Factors” for further discussion).

During the three months ended March 31, 2020, our results reflected a net loss of $40.0 million, compared to net income of $122.4 million for the three months ended March 31, 2019, a decrease of $162.4 million, primarily due to a decrease in fair value of equity securities, as well as impairment losses on fixed income securities.

Operating income before interest expense and income taxes (a non-GAAP financial measure; see also “Results of Operations – Consolidated – Non-GAAP Financial Measures”) was $117.1 million for the three months ended March 31, 2020, compared to $109.8 million for the three months ended March 31, 2019, an increase of $7.3 million. This increase was primarily due to lower expenses and earned premium growth, partially offset by higher non-catastrophe current accident year losses, primarily within our commercial multiple peril line.

Pre-tax catastrophe losses were $37.9 million for the three months ended March 31, 2020, compared to $39.4 million during the same period of 2019. Net favorable development on prior years’ loss and loss adjustment expense (“LAE”) reserves (“prior years’ loss reserves”) was $2.0 million for the three months ended March 31, 2020, compared to net unfavorable development of $0.3 million in 2019.

Commercial Lines

Our account-focused approach to the small commercial market, distinctiveness in the middle market and continued development of specialty lines provides us with a diversified portfolio of products and delivers significant value to agents and policyholders. We continue to pursue our core strategy of developing strong partnerships with agents, enhanced franchise value through selective distribution, distinctive products and coverages, and continued investment in industry segmentation. Commercial Lines net premiums written grew by 4.5% in the first three months of 2020, compared to the same period in 2019, primarily due to growth in our commercial multiple peril, commercial automobile, professional liability and marine lines.

Underwriting results declined in the first three months of 2020, primarily due to higher non-catastrophe current accident year large loss activity and catastrophe losses, partially offset by lower expenses. Additionally, the Commercial Lines current accident year losses and LAE also reflected an initial reserve provision for COVID-19 related exposures. The competitive nature of the Commercial Lines market requires us to be highly disciplined in our underwriting process to ensure that we write business at acceptable margins, and we continue to seek rate increases across our lines of business. Due to the Pandemic and the resulting economic downturn affecting our Commercial Lines businesses, there is an increased level of uncertainty in our ability to grow our business and maintain or improve our underwriting profitability.

Personal Lines

Personal Lines focuses on partnering with high quality, value-oriented agencies that deliver consultative selling to customers and stress the importance of account rounding (the conversion of single policy customers to accounts with multiple policies and additional coverages, to address customers’ broader objectives). Approximately 85% of our policies in force have been issued to customers with multiple policies and/or coverages with us. We are focused on seeking profitable growth opportunities, building a distinctive position in the market in order to meet our customers’ needs and diversifying geographically. We continue to seek appropriate rate increases that meet or exceed underlying loss cost trends, subject to regulatory and competitive considerations. Due to the Pandemic and the resulting economic downturn affecting our Personal Lines businesses, there is an increased level of uncertainty in our ability to grow our business and maintain or improve our underwriting profitability.

Net premiums written grew by 2.1% in the first three months of 2020, compared to the same period in 2019, primarily due to higher renewal premium driven by rate increases. Underwriting results improved in the first three months of 2020, primarily due to lower catastrophe losses, lower non-catastrophe current accident year losses and net favorable change in prior year reserve development.

On April 10, 2020, we announced that THG will return 15% of April and May personal automobile premiums to our eligible Personal Lines customers in all our markets, providing financial relief during the Pandemic. Our decision to return a portion of premium payments to our customers is a recognition of the impact of government-mandated stay-at-home measures, which are reducing the number of vehicles on the roads and miles driven, and consequently, the number of claims filed. We estimate that this premium refund will be approximately $30 million, which will be recognized in the second quarter of 2020. Pending regulatory approvals, we will credit April in-force policies in May, and May in-force policies in June.

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

We report interest expense on debt separately from the earnings of our operating segments. This consists primarily of interest on our senior and subordinated debentures.

Results of Operations – Consolidated

Consolidated net loss for the three months ended March 31, 2020 was $40.0 million, compared to consolidated net income of $122.4 million for the three months ended March 31, 2019, a decrease of $162.4 million. This decrease is primarily a result of after-tax net realized and unrealized investment losses of $125.5 million in the first quarter of 2020, as compared to after-tax net realized and unrealized investment gains of $41.9 million in the first quarter of 2019. Partially offsetting this decrease was higher operating income before interest expense and income taxes for the three months ended March 31, 2020. Operating income before interest expense and income taxes increased $7.3 million primarily due to lower expenses and earned premium growth, partially offset by higher non-catastrophe current accident year losses.

The following table reflects operating income before interest expense and income taxes for each operating segment and a reconciliation to consolidated net income from operating income before interest expense and income taxes (a non-GAAP measure).

	Three Months Ended
	March 31,
(in millions)	2020	2019
Operating income (loss) before interest expense and income taxes:
Commercial Lines	$54.6	$80.2
Personal Lines	64.9	26.8
Other	(2.4)	2.8
Operating income before interest expense and income taxes	117.1	109.8
Interest expense on debt	(9.4)	(9.4)
Operating income before income taxes	107.7	100.4
Income tax expense on operating income	(20.9)	(19.7)
Operating income	86.8	80.7
Non-operating items:
Net realized and unrealized investment gains (losses)	(161.6)	48.2
Income tax benefit (expense) on non-operating items	36.1	(6.3)
Income (loss) from continuing operations, net of taxes	(38.7)	122.6
Discontinued operations (net of taxes):
Sale of Chaucer business	—	0.9
Loss from Chaucer business	—	(0.3)
Loss from discontinued life businesses	(1.3)	(0.8)
Net income (loss)	$(40.0)	$122.4

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

Catastrophe losses and prior years’ reserve development are significant components in understanding and assessing the financial performance of our business. Management reviews and evaluates catastrophes and prior years’ reserve development separately from the other components of earnings. References to “current accident year underwriting results” exclude prior accident year reserve development, and may also be presented “excluding catastrophes.” Prior years’ reserve development and catastrophes are not predictable as to timing or the amount that will affect the results of our operations and have an effect on each year’s operating and net income. Management believes that providing certain financial metrics and trends excluding the effects of catastrophes and prior years’ reserve development helps investors to understand the variability in periodic earnings and to evaluate the underlying performance of our operations. Discussion of catastrophe losses in this Management’s Discussion and Analysis includes development on prior years’ catastrophe reserves and, unless otherwise indicated, such development is excluded from discussions of prior year loss and LAE reserve development.

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

The following table summarizes the results of operations for the periods indicated:

	Three Months Ended
	March 31,
(in millions)	2020	2019
Operating revenues
Net premiums written	$1,136.9	$1,098.0
Net premiums earned	$1,141.4	$1,095.1
Net investment income	69.6	70.2
Other income	6.8	6.0
Total operating revenues	1,217.8	1,171.3
Losses and operating expenses
Losses and LAE	728.2	699.6
Amortization of deferred acquisition costs	236.9	229.5
Other operating expenses	135.6	132.4
Total losses and operating expenses	1,100.7	1,061.5
Operating income before interest expense and income taxes	$117.1	$109.8

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Operating income before interest expense and income taxes was $117.1 million in the three months ended March 31, 2020, compared to $109.8 million for the three months ended March 31, 2019, an increase of $7.3 million. This increase was primarily due to lower expenses and earned premium growth, partially offset by higher non-catastrophe current accident year losses, primarily within our commercial multiple peril line.

Net premiums written increased by $38.9 million in the three months ended March 31, 2020, compared to the three months ended March 31, 2019, due to growth in both our Commercial and Personal Lines segments.

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

	Three Months Ended March 31, 2020
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$830.5	$707.6	$675.9	3.5	64.2	34.0	98.2
Personal Lines	458.4	429.3	465.5	3.0	62.5	27.5	90.0
Total	$1,288.9	$1,136.9	$1,141.4	3.3	63.8	31.4	95.2

	Three Months Ended March 31, 2019
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$779.5	$677.4	$652.4	1.6	59.3	34.9	94.2
Personal Lines	446.8	420.6	442.7	6.6	70.6	27.6	98.2
Total	$1,226.3	$1,098.0	$1,095.1	3.6	63.9	31.9	95.8

The following table summarizes net premiums written, and loss and LAE and catastrophe loss ratios by line of business for the Commercial Lines and Personal Lines segments. Loss and LAE and catastrophe loss ratios include prior year reserve development.

	Three Months Ended March 31,
	2020			2019
(dollars in millions)	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios
Commercial Lines:
Commercial multiple peril	$234.9	74.0	6.4	$223.6	58.4	4.3
Commercial automobile	89.9	72.0	0.2	85.8	72.6	0.1
Workers’ compensation	96.9	54.7	—	93.1	54.0	—
Other commercial	285.9	56.6	3.2	274.9	57.4	0.3
Total Commercial Lines	$707.6	64.2	3.5	$677.4	59.3	1.6
Personal Lines:
Personal automobile	$279.4	68.6	0.6	$276.7	73.1	0.3
Homeowners	137.6	54.2	7.7	133.6	67.1	18.4
Other personal	12.3	27.7	1.5	10.3	54.6	1.9
Total Personal Lines	$429.3	62.5	3.0	$420.6	70.6	6.6

The following table summarizes GAAP underwriting results for the Commercial Lines, Personal Lines and Other segments and reconciles them to operating income (loss) before interest expense and income taxes.

	Three Months Ended March 31,
	2020				2019
(in millions)	Commercial Lines	Personal Lines	Other	Total	Commercial Lines	Personal Lines	Other	Total
Underwriting profit, excluding prior year reserve development and catastrophes	$30.5	$56.6	$—	$87.1	$39.6	$42.2	$—	$81.8
Prior year favorable (unfavorable) loss and LAE reserve development on non-catastrophe losses	3.7	1.6	(3.3)	2.0	7.5	(7.5)	(0.3)	(0.3)
Prior year favorable (unfavorable) catastrophe development	3.3	(3.3)	—	—	13.5	—	—	13.5
Current year catastrophe losses	(27.1)	(10.8)	—	(37.9)	(23.9)	(29.0)	—	(52.9)
Underwriting profit (loss)	10.4	44.1	(3.3)	51.2	36.7	5.7	(0.3)	42.1
Net investment income	46.4	20.3	2.9	69.6	44.3	19.7	6.2	70.2
Fees and other income	2.4	2.7	1.7	6.8	2.0	2.8	1.2	6.0
Other operating expenses	(4.6)	(2.2)	(3.7)	(10.5)	(2.8)	(1.4)	(4.3)	(8.5)
Operating income (loss) before interest expense and income taxes	$54.6	$64.9	$(2.4)	$117.1	$80.2	$26.8	$2.8	$109.8

Commercial Lines

Commercial Lines net premiums written were $707.6 million in the three months ended March 31, 2020, compared to $677.4 million in the three months ended March 31, 2019. This $30.2 million increase was primarily driven by pricing increases and strong retention.

Commercial Lines underwriting profit for the three months ended March 31, 2020 was $10.4 million, compared to $36.7 million for the three months ended March 31, 2019, a decrease of $26.3 million. Catastrophe-related losses for the three months ended March 31, 2020 were $23.8 million, compared to $10.4 million for the three months ended March 31, 2019, an increase of $13.4 million. Prior year favorable catastrophe development for the three months ended March 31, 2019 included $13.3 million for the sale of subrogation rights on certain California wildfire losses. Favorable development on prior years’ loss reserves for the three months ended March 31, 2020 was $3.7 million, compared to $7.5 million for the three months ended March 31, 2019, a decrease of $3.8 million.

Commercial Lines current accident year underwriting profit, excluding catastrophes, was $30.5 million for the three months ended March 31, 2020, compared to $39.6 million for the three months ended March 31, 2019. This $9.1 million decrease was primarily driven by a $12.6 million large property loss in our commercial multiple peril line, partially offset by lower expenses. Our property per risk excess of loss reinsurance treaty includes a $10 million annual aggregate deductible for the $10 million excess of $10 million layer. As this loss was the first to impact this layer of coverage in the treaty year, we retained $10 million of this large commercial multiple peril property loss to satisfy this deductible for the layer. Additionally, the Commercial Lines current accident year losses and LAE also reflected an initial reserve provision for COVID-19 related exposures.

We are continuing to manage underwriting performance through increased rates, pricing segmentation, specific underwriting actions and targeted new business growth. Our ability to achieve overall rate increases is affected by many factors, including regulatory activity and the current competitive pricing environment, particularly within the workers’ compensation line. Due to the Pandemic and the resulting economic downturn affecting our Commercial Lines segment, there is an increased level of uncertainty in our ability to grow our business and maintain or improve our underwriting profitability. The extent and duration of the Pandemic's future disruption to our businesses are unknown and may result in a moderation in claims volumes due to a substantial reduction in business activity, for example, less traffic and congestion on the roads may result in fewer accidents involving our insureds in our commercial automobile line. In addition, a sharp reduction in our insured's underlying business activity, as well as the inability of certain businesses to restart operations and recover from the economic impacts of the prolonged stay-at-home orders, may result in a significant reduction in our future commercial multiple peril, workers' compensation and general liability premium levels.

Personal Lines

Personal Lines net premiums written were $429.3 million in the three months ended March 31, 2020, compared to $420.6 million in the three months ended March 31, 2019, an increase of $8.7 million. This was primarily due to higher renewal premium driven by rate increases.

Net premiums written in the personal automobile line of business for the three months ended March 31, 2020 were $279.4 million, compared to $276.7 million for the three months ended March 31, 2019, an increase of $2.7 million. This was primarily due to an increase in policies in force of 0.7%. Net premiums written in the homeowners line of business for the three months ended March 31, 2020 were $137.6 million, compared to $133.6 million for the three months ended March 31, 2019, an increase of $4.0 million. This is attributable to rate increases and an increase in policies in force of 1.6%.

Personal Lines underwriting profit for the three months ended March 31, 2020 was $44.1 million, compared to $5.7 million for the three months ended March 31, 2019, an increase of $38.4 million. Catastrophe losses for the three months ended March 31, 2020 were $14.1 million, compared to $29.0 million for the three months ended March 31, 2019, a decrease of $14.9 million. Favorable development on prior years’ loss reserves for the three months ended March 31, 2020 was $1.6 million, compared to unfavorable development of $7.5 million for the three months ended March 31, 2019, a favorable change of $9.1 million.

Personal Lines current accident year underwriting profit, excluding catastrophes, was $56.6 million for the three months ended March 31, 2020, compared to $42.2 million for the three months ended March 31, 2019. This $14.4 million increase was primarily due to lower current accident year property losses in our personal automobile line, partially due to a decrease in estimated miles driven in the month of March due to the Pandemic, and earned premium growth.

We have been able to obtain rate increases in our Personal Lines markets and believe that our ability to obtain increases will continue over the long term. Our ability to maintain Personal Lines net premiums written may be affected, however, by price competition, and regulatory and legal activity and developments. See “Contingencies and Regulatory Matters.” Additionally, these factors along with weather-related loss volatility may also affect our ability to maintain and improve underwriting results. We monitor these trends and consider them in our rate actions. Due to the Pandemic and the resulting economic downturn affecting our Personal Lines segment, there is an increased level of uncertainty in our ability to retain or grow our business and maintain or improve our underwriting profitability. The extent and duration of the Pandemic's future disruption to our businesses are unknown and may result in a moderation in claims volumes due to a substantial reduction in customer activity, for example, lower miles driven by the insureds in our personal automobile line.

On April 10, 2020, we announced that THG will return 15% of April and May personal automobile premiums to our eligible Personal Lines customers in all our markets, providing financial relief during the Pandemic. Our decision to return a portion of premium payments to our customers is a recognition of the impact of government-mandated stay-at-home measures, which are reducing the number of vehicles on the roads and miles driven, and consequently, the number of claims filed. We estimate that this premium refund will be approximately $30 million, which will be recognized in the second quarter of 2020. Pending regulatory approvals, we will credit April in-force policies in May, and May in-force policies in June.

In addition, and as discussed under “Risk Factors – Michigan PIP Reform” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, Michigan enacted major reforms of its current system governing personal and commercial automobile insurance in 2019. Michigan business represents 47% of our total personal automobile net premiums written. As of March 31, 2020, the net impact of these reforms is not significant to our total net premiums written and underwriting income.

Other

Our Other Segment had an operating loss of $2.4 million for the three months ended March 31, 2020, compared to operating income of $2.8 million for the three months ended March 31, 2019, a decline of $5.2 million. The decline was primarily due to lower net investment income as a result of the deployment of proceeds from the sale of our former Chaucer business. In addition, we recorded adverse prior year reserve development in our run-off voluntary assumed property and casualty reinsurance pools business. This $3.3 million reserve increase was based on an updated third-party actuarial study received in the first quarter of 2020 for the legacy Excess and Casualty Reinsurance Association (“ECRA”) pool.

Reserve for Losses and Loss Adjustment Expenses

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses.

	Three Months Ended
	March 31,
(in millions)	2020	2019
Gross loss and LAE reserves, beginning of period	$5,654.4	$5,304.1
Reinsurance recoverable on unpaid losses	1,574.8	1,472.6
Net loss and LAE reserves, beginning of period	4,079.6	3,831.5
Net incurred losses and LAE in respect of losses occurring in:
Current year	730.2	712.8
Prior year non-catastrophe loss development	(2.0)	0.3
Prior year catastrophe development	—	(13.5)
Total incurred losses and LAE	728.2	699.6
Net payments of losses and LAE in respect of losses occurring in:
Current year	174.6	175.3
Prior years	484.4	459.1
Total payments	659.0	634.4
Net reserve for losses and LAE, end of period	4,148.8	3,896.7
Reinsurance recoverable on unpaid losses	1,576.1	1,484.9
Gross reserve for losses and LAE, end of period	$5,724.9	$5,381.6

The table below summarizes the gross reserve for losses and LAE by line of business.

	March 31,	December 31,
(in millions)	2020	2019
Commercial multiple peril	$1,156.5	$1,122.0
Workers’ compensation	704.8	698.2
Commercial automobile	427.8	427.0
Other commercial lines:
Hanover Programs	513.1	512.9
Management and professional liability	298.8	281.5
Monoline general liability	268.7	265.5
Umbrella	193.1	197.9
Marine	96.9	95.9
Surety	79.1	76.9
Specialty industrial and commercial property	77.8	71.1
Other lines	28.3	28.4
Total other commercial lines	1,555.8	1,530.1
Total Commercial Lines	3,844.9	3,777.3
Personal automobile	1,640.3	1,645.1
Homeowners and other personal	199.2	194.3
Total Personal Lines	1,839.5	1,839.4
Total Other Segment	40.5	37.7
Total loss and LAE reserves	$5,724.9	$5,654.4

“Other commercial lines – Other lines” in the table above is primarily comprised of fidelity and crime lines of business. Loss and LAE reserves in our “Total Other Segment” relate to our run-off voluntary assumed property and casualty reinsurance pools business.

The following table summarizes prior year unfavorable (favorable) development for the periods indicated:

	Three Months Ended March 31,
	2020			2019
(in millions)	Loss & LAE	Catastrophe	Total	Loss & LAE	Catastrophe	Total
Commercial Lines	$(3.7)	$(3.3)	$(7.0)	$(7.5)	$(13.5)	$(21.0)
Personal Lines	(1.6)	3.3	1.7	7.5	—	7.5
Other Segment	3.3	—	3.3	0.3	—	0.3
Total prior year unfavorable (favorable) development	$(2.0)	$—	$(2.0)	$0.3	$(13.5)	$(13.2)

It is not possible to know whether the factors that affected loss reserves in the first three months of 2020 will also occur in future periods. We encourage you to read our 2019 Annual Report on Form 10-K for more information about our reserving process and the judgments, uncertainties and risks associated therewith.

Catastrophe Loss Development

In the three months ended March 31, 2020 and 2019, favorable catastrophe development was zero and $13.5 million, respectively. The favorable catastrophe development during the three months ended March 31, 2019 was primarily due to lower than expected losses related to the 2017 and 2018 California wildfires, including the sale of subrogation rights on certain California wildfire losses.

2020 Loss and LAE Development, excluding catastrophes

For the three months ended March 31, 2020, net favorable loss and LAE development, excluding catastrophes, was $2.0 million. Lower than expected losses in the workers’ compensation line, primarily in accident years 2016, 2018 and 2019, and other commercial and homeowners lines were partially offset by higher than expected losses in the commercial and personal automobile and commercial multiple peril lines. Within other commercial lines, lower than expected losses in our marine line, primarily in accident years 2018 and 2019, and specialty industrial and commercial property lines were partially offset by higher than expected losses in the general liability lines. The adverse prior year development for our Other Segment was due to our run-off voluntary assumed property and casualty reinsurance pools business. This $3.3 million reserve increase was based on an updated third-party actuarial study received in the first quarter of 2020 for the legacy ECRA pool that primarily consists of asbestos and environmental exposures.

2019 Loss and LAE Development, excluding catastrophes

For the three months ended March 31, 2019, net unfavorable loss and LAE development, excluding catastrophes, was $0.3 million. Higher than expected losses in the personal and commercial automobile lines were substantially offset by lower than expected losses in the workers’ compensation and commercial multiple peril lines. In addition, Other Segment unfavorable development of $0.3 million was due to adverse loss trends in our run-off voluntary assumed property and casualty reinsurance pools business which includes asbestos and environmental reserves.

Investments

Investment Results

Net investment income before income taxes was as follows:

	Three Months Ended March 31,
(dollars in millions)	2020	2019
Fixed maturities	$56.2	$58.0
Limited partnerships	6.6	4.5
Mortgage loans	4.3	3.9
Equity securities	3.8	3.6
Other investments	0.9	2.1
Investment expenses	(2.2)	(1.9)
Net investment income	$69.6	$70.2
Earned yield, fixed maturities	3.45%	3.61%
Earned yield, total portfolio	3.60%	3.65%

The decrease in net investment income for the three months ended March 31, 2020 was primarily due to the deployment of Chaucer proceeds during 2019 for accelerated share repurchases and special dividends, as well as the impact of lower new money yields. These decreases were partially offset by the continued investment of operational cash flows and higher limited partnership income. We expect average fixed income yields to continue to decline as new money rates remain lower than embedded book yield.

Investment Portfolio

We held cash and investment assets diversified across several asset classes, as follows:

	March 31, 2020		December 31, 2019
(dollars in millions)	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
Fixed maturities, at fair value	$6,625.0	83.1%	$6,687.1	81.4%
Equity securities, at fair value	447.0	5.6	575.7	7.0
Mortgage and other loans	459.4	5.8	441.2	5.4
Other investments	296.1	3.7	292.0	3.6
Cash and cash equivalents	143.9	1.8	215.7	2.6
Total cash and investments	$7,971.4	100.0%	$8,211.7	100.0%

Cash and Investments

Total cash and investments decreased $240.3 million, or 2.9%, for the three months ended March 31, 2020, as compared to December 31, 2019, primarily due to market value depreciation.

The following table provides information about the investment types of our fixed maturities portfolio:

	March 31, 2020
(in millions) Investment Type	Amortized Cost, net of Allowance for Credit Losses	Fair Value	Net Unrealized Gains (Losses)	Change in Net Unrealized For the Year
U.S. Treasury and government agencies	$265.9	$286.2	$20.3	$12.5
Foreign government	4.2	4.5	0.3	(0.1)
Municipals:
Taxable	788.1	821.2	33.1	7.9
Tax-exempt	45.7	46.5	0.8	(0.4)
Corporate	3,742.8	3,764.3	21.5	(136.2)
Asset-backed:
Residential mortgage-backed	913.5	956.9	43.4	27.4
Commercial mortgage-backed	661.3	679.5	18.2	(7.3)
Asset-backed	66.0	65.9	(0.1)	(1.2)
Total fixed maturities	$6,487.5	$6,625.0	$137.5	$(97.4)

The decrease in net unrealized gains on fixed maturities was primarily due to wider credit spreads.

Amortized cost and fair value by rating category were as follows:

		March 31, 2020			December 31, 2019
(dollars in millions) NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost, net of Allowance for Credit Losses	Fair Value	% of Total Fair Value	Amortized Cost	Fair Value	% of Total Fair Value
1	Aaa/Aa/A	$4,295.3	$4,453.4	67.2%	$4,373.0	$4,522.7	67.6%
2	Baa	1,910.0	1,897.5	28.7	1,785.2	1,857.6	27.8
3	Ba	156.1	152.2	2.3	160.2	167.6	2.6
4	B	117.6	113.3	1.7	130.2	135.2	2.0
5	Caa and lower	7.3	7.3	0.1	2.0	2.2	—
6	In or near default	1.2	1.3	—	1.6	1.8	—
Total fixed maturities		$6,487.5	$6,625.0	100.0%	$6,452.2	$6,687.1	100.0%

Based on ratings by the National Association of Insurance Commissioners (“NAIC”), approximately 96% and 95% of the fixed maturity portfolio consisted of investment grade securities at March 31, 2020 and December 31, 2019, respectively. The quality of our fixed maturity portfolio remains strong based on ratings, capital structure position, support through guarantees, underlying security, issuer diversification and yield curve position.

Our investment portfolio primarily consists of fixed maturity securities whose fair value is susceptible to market risk, including interest rate changes. See also “Quantitative and Qualitative Disclosures about Market Risk” included in Management’s Discussion and Analysis contained in our 2019 Annual Report on Form 10-K. Duration is a measurement used to quantify our inherent interest rate risk and analyze invested assets relative to our reserve liabilities.

The duration of our fixed maturity portfolio was as follows:

	March 31, 2020			December 31, 2019
(dollars in millions) Duration	Amortized Cost, net of Allowance for Credit Losses	Fair Value	% of Total Fair Value	Amortized Cost	Fair Value	% of Total Fair Value
0-2 years	$1,414.0	$1,436.9	21.7%	$1,253.1	$1,276.0	19.1%
2-4 years	1,811.6	1,857.5	28.0	1,811.9	1,872.9	28.0
4-6 years	1,631.9	1,664.5	25.1	1,841.2	1,917.0	28.7
6-8 years	1,090.4	1,123.0	17.0	1,113.9	1,177.2	17.6
8-10 years	416.9	410.0	6.2	316.2	322.2	4.8
10+ years	122.7	133.1	2.0	115.9	121.8	1.8
Total fixed maturities	$6,487.5	$6,625.0	100.0%	$6,452.2	$6,687.1	100.0%
Weighted average duration		4.2			4.3

Our fixed maturity and equity securities are carried at fair value. Financial instruments whose value was determined using significant management judgment or estimation constituted less than 1% of the total assets we measured at fair value. See also Note 4 – “Fair Value” in the Notes to Interim Consolidated Financial Statements.

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

Other investments consist primarily of our interest in corporate middle market and real estate limited partnerships. Corporate middle market limited partnerships may invest in senior or subordinated debt, preferred or common equity or a combination thereof, of middle market businesses. Real estate limited partnerships hold equity ownership positions in real properties and invest in debt secured by real properties. Our limited partnerships are generally accounted for under the equity method, with financial information provided by the investee on a two or three month lag. Accordingly, the adverse impact of the recent disruption in global financial markets associated with the Pandemic on our net investment income from these investments was not reflected in our results for the first quarter of 2020.

Although we expect to invest new funds primarily in investment grade fixed maturities, we have invested, and expect to continue to invest, a portion of funds in limited partnerships, common equity securities, below investment grade fixed maturities and other investment assets.

Impairments

For the three months ended March 31, 2020, we recognized $28.5 million of impairments, consisting primarily of $22.2 million on fixed maturities and $4.8 million on mortgage loans. Impairments on fixed maturities included $16.0 million categorized as intend-to-sell and $6.2 million of credit-related losses, primarily in the energy sector, and to a lesser degree, consumer cyclical and transportation sectors. For the three months ended March 31, 2019, we did not recognize any other-than-temporary impairments on our investment portfolio.

The carrying values of fixed maturity securities on non-accrual status at March 31, 2020 and December 31, 2019 were not material. The effects of non-accruals for the three months ended March 31, 2020 and 2019, compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities, were also not material. Any defaults in the fixed maturities portfolio in future periods may negatively affect investment income.

Unrealized Losses

Gross unrealized losses on fixed maturities at March 31, 2020 were $64.1 million, an increase of $56.5 million compared to December 31, 2019, primarily attributable to wider credit spreads. At March 31, 2020, gross unrealized losses consisted primarily of $60.0 million on corporate fixed maturities.  See Note 3 – “Investments” in the Notes to Interim Consolidated Financial Statements.

We view gross unrealized losses on fixed maturities as non-credit related since it is our assessment that these securities will recover, allowing us to realize their anticipated long-term economic value. Further, we do not intend to sell, nor is it more likely than not we will be required to sell, such debt securities before this expected recovery of amortized cost (See also “Liquidity and Capital

Resources”). Inherent in our assessment are the risks that market factors may differ from our expectations; the global forecasted economic downturn resulting from the Pandemic is longer and more severe than current expectations; we may decide to subsequently sell a security for unforeseen business needs; or changes in the credit assessment from our original assessment may lead us to determine that a sale at the current value would maximize recovery on such investments. To the extent that there are such adverse changes, an impairment would be recognized as a realized loss. Although unrealized losses on fixed maturities are not reflected in the results of financial operations until they are realized, the fair value of the underlying investment, which does reflect the unrealized loss, is reflected in our Consolidated Balance Sheets.

The following table sets forth gross unrealized losses for fixed maturities by maturity period at March 31, 2020 and December 31, 2019.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers.

	March 31,	December 31,
(in millions)	2020	2019
Due in one year or less	$0.6	$—
Due after one year through five years	18.9	1.1
Due after five years through ten years	38.1	3.3
Due after ten years	3.8	2.0
	61.4	6.4
Mortgage-backed and asset-backed securities	2.7	1.2
Total fixed maturities	$64.1	$7.6

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

In the first quarter of 2020, the Pandemic resulted in significant economic disruption due to various government-mandated emergency orders, consumer and business uncertainty, and forced business closures. Stock and bond markets plunged, unemployment rolls expanded significantly, and many non-essential businesses were required to close in the U.S. and around the globe for an uncertain amount of time.  While the U.S. government and its agencies have taken extraordinary measures to stabilize the economy, it is unclear whether such actions will be sufficient to avoid economic recession in the near and intermediate term, and what effect such unprecedented events will ultimately have on our investment portfolio.

Due to the Pandemic, global monetary policies have become extremely accommodative in support of financial market stability. Major central banks have lowered interest rates, relaxed collateral requirements and instituted various asset purchase programs to stabilize financial markets and support economic growth. In the U.S., for example, the Federal Reserve (the “Fed”) reduced its federal funds target range to 0% to 0.25% in March. The Fed has also offered support for the flow of credit to households and businesses. In April, the Fed announced it will provide up to $2.3 trillion in loans to support the economy and assist households and employers, and bolster state and local governments to deliver critical services during the Pandemic.

Fiscal stimulus by major market economies has also been enacted.  The U.S. has declared a national emergency and earmarked approximately $50 billion in emergency funding, Congress has passed the $2.2 trillion stimulus package to support households and businesses and the U.S. will give individuals and small businesses a three-month tax deferral, among other measures.

Fundamental conditions in certain corporate sectors are particularly tenuous, however, especially in the energy sector where the Russia/Saudi Arabia oil dispute and the decline in global demand have driven meaningful declines in our holdings of related fixed maturities.  Further, the lodging, restaurant and transportation services subsectors are severely impacted by the Pandemic. While we may experience defaults on fixed income securities, particularly with respect to non-investment grade debt securities, it is difficult to foresee which issuers, industries or markets will be most affected. As a result, the value of our fixed maturity portfolio could change rapidly in ways we cannot currently anticipate, and we could incur additional realized and unrealized losses in future periods.

Other Items

Net income also included the following items:

	Three Months Ended March 31,
(in millions)	Commercial Lines	Personal Lines	Other	Discontinued Operations	Total
2020
Net realized and unrealized investment gains (losses)	$(113.8)	$(47.9)	$0.1	$—	$(161.6)
Discontinued life businesses	—	—	—	(1.3)	(1.3)

2019
Net realized and unrealized investment gains (losses)	$34.0	$15.1	$(0.9)	$—	$48.2
Discontinued operations - Chaucer business, including gain on sale, net of taxes	—	—	—	0.6	0.6
Discontinued life businesses	—	—	—	(0.8)	(0.8)

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

Net realized and unrealized losses on investment were $161.6 million for the three months ended March 31, 2020, compared to net realized and unrealized gains of $48.2 million for the three months ended March 31, 2019. For the three months ended March 31, 2020, net realized and unrealized gains (losses) were primarily due to changes in the fair value of equity securities, and to a lesser extent, from impairment losses on investments. For the three months ended March 31, 2019, net realized and unrealized gains (losses) were primarily due to changes in the fair value of equity securities.

Discontinued operations include our discontinued accident and health and life businesses. Losses of $1.3 million and $0.8 million for the three months ended March 31, 2020 and 2019, respectively, primarily reflect adverse loss trends related to the long-term care pool.

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

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

The provision for income taxes from continuing operations was a benefit of $15.2 million and an expense of $26.0 million for the three months ended March 31, 2020 and 2019, respectively. These provisions resulted in consolidated effective federal tax rates of 28.2% and 17.5% for the three months ended March 31, 2020 and 2019, respectively. These provisions reflect benefits related to tax planning strategies implemented in prior years of $1.9 million and $3.8 million for the three months ended March 31, 2020 and 2019, respectively. In addition, these provisions also included excess tax benefits related to stock-based compensation of $1.9 million and $1.5 million for the three months ended March 31, 2020 and 2019, respectively. Absent these items, the provision for income taxes would have been a benefit of $11.4 million, or 21.2%, and an expense of $31.3 million, or 21.1%, for the three months ended March 31, 2020 and 2019, respectively.

The income tax provision on operating income was an expense of $20.9 million and $19.7 million for the three months ended March 31, 2020 and 2019, respectively. These provisions resulted in effective tax rates for operating income of 19.4% and 19.6% for the three months ended March 31, 2020 and 2019, respectively. These provisions included excess tax benefits related to stock-based compensation of $1.9 million and $1.5 million for the three months ended March 31, 2020 and 2019, respectively. Absent this item, the provision for income taxes would have been an expense of $22.8 million, or 21.2%, and $21.2 million, or 21.1%, for the three months ended March 31, 2020 and 2019, respectively.

Critical Accounting Estimates

Interim consolidated financial statements have been prepared in conformity with U.S. GAAP and include certain accounting policies that we consider to be critical due to the amount of judgment and uncertainty inherent in the application of those policies. While we believe that the amounts included in our consolidated financial statements reflect our best judgment, the use of different assumptions could produce materially different accounting estimates. As disclosed in our 2019 Annual Report on Form 10-K, we believe the following accounting estimates are critical to our operations and require the most subjective and complex judgment:

•	Reserve for losses and loss expenses
•	Reinsurance recoverable balances
•	Pension benefit obligations
•	Deferred taxes

For a more detailed discussion of these critical accounting estimates, see our 2019 Annual Report on Form 10-K.

Additionally, as a result of the recent economic disruption to the financial markets and overall challenges to economic conditions worldwide as a result of the Pandemic, we are experiencing a higher level of impairments in the first quarter of 2020 than in recent years.  Accordingly, the following critical accounting estimate has been added.

INVESTMENT CREDIT LOSSES

We employ a systematic methodology to evaluate declines in fair values below amortized cost for all fixed maturity investments. The methodology utilizes a quantitative and qualitative process that seeks to ensure that available evidence concerning the declines in fair value below amortized cost is evaluated in a disciplined manner. In determining whether a decline in fair value below amortized cost should be recorded as an impairment, we evaluate several factors and circumstances, including the issuer’s overall financial condition; the issuer’s credit and financial strength ratings; the issuer’s financial performance, including earnings trends, dividend payments and asset quality; any specific events which may influence the operations of the issuer; the general outlook for market conditions in the industry or geographic region in which the issuer operates; and the degree to which the fair value of an issuer’s securities is below our cost. We consider factors that might raise doubt about the issuer’s ability to make contractual payments as they become due and whether we expect to recover the entire amortized cost basis of the security.

We monitor corporate fixed maturity securities with unrealized losses on a quarterly basis and more frequently when necessary to identify potential credit deterioration, as evidenced by ratings downgrades, unexpected price variances, and/or company or industry specific concerns. We apply consistent standards of credit analysis which includes determining whether the issuer is current on its contractual payments, and we consider past events, current conditions and reasonable and supportable forecasts to evaluate whether we expect to recover the entire amortized cost basis of the security. We utilize valuation declines as a potential indicator of credit deterioration and apply additional levels of scrutiny in our analysis as the severity of the decline increases.

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

When an impairment of a fixed maturity security occurs, and we intend to sell or more likely than not will be required to sell the investment before recovery of its amortized cost basis, the amortized cost of the security is reduced to its fair value, with a corresponding charge to earnings, which reduces net income and earnings per share. If we do not intend to sell the fixed maturity investment or more likely than not will not be required to sell it, we separate the impairment into the amount we estimate represents the credit loss and the amount related to all other factors. The amount of the estimated loss attributable to credit is recognized in earnings, which reduces net income and earnings per share.

We estimate the amount of the credit impairment by comparing the amortized cost of the fixed maturity security with the net present value of the fixed maturity security’s projected future cash flows, discounted at the effective interest rate implicit in the investment prior to impairment.

Declines in market value which are not credit loss related are recorded as unrealized losses, which do not affect net income and earnings per share, but reduce accumulated other comprehensive income, which is reflected in our Consolidated Balance Sheets. We cannot provide assurance that the impairments will be adequate to cover future losses or that we will not have substantial additional impairments in the future. See Note 3 — “Investments” in the Notes to Interim Consolidated Financial Statements for further discussion regarding impairments and securities in an unrealized loss position.

Statutory Surplus of Insurance Subsidiaries

The following table reflects statutory surplus for our insurance subsidiaries:

	March 31,	December 31,
(in millions)	2020	2019
Total Statutory Capital and Surplus	$2,420.2	$2,470.2

The statutory capital and surplus for our insurance subsidiaries decreased by $50.0 million during the first three months of 2020. This decrease was primarily due to net realized and unrealized investment losses, primarily due to changes in the fair value of equity securities, and to a lesser extent, from impairment losses on investments. This decrease was partially offset by underwriting profits and changes in deferred taxes.

The NAIC prescribes an annual calculation regarding risk based capital (“RBC”). RBC ratios for regulatory purposes are expressed as a percentage of the capital required to be above the Authorized Control Level (the “Regulatory Scale”); however, in the insurance industry, RBC ratios are widely expressed as a percentage of the Company Action Level. The following table reflects the Company Action Level, the Authorized Control Level and RBC ratios for Hanover Insurance (which includes Citizens and other insurance subsidiaries), as of March 31, 2020, expressed both on the Industry Scale (Total Adjusted Capital divided by the Company Action Level) and Regulatory Scale (Total Adjusted Capital divided by Authorized Control Level):

(dollars in millions)	Company Action Level	Authorized Control Level	RBC Ratio Industry Scale	RBC Ratio Regulatory Scale
The Hanover Insurance Company	$1,074.3	$537.2	225%	449%

Liquidity and Capital Resources

Liquidity is a measure of our ability to generate sufficient cash flows to meet the cash requirements of business operations. As a holding company, our primary ongoing source of cash is dividends from our insurance subsidiaries. However, dividend payments to us by our insurance subsidiaries are subject to limitations imposed by regulators, such as prior notice periods and the requirement that dividends in excess of a specified percentage of statutory surplus or prior year’s statutory earnings receive prior approval (so called “extraordinary dividends”). During the first quarter of 2020, Hanover Insurance did not pay dividends to the holding company.

Sources of cash for our insurance subsidiaries primarily consist of premiums collected, investment income and maturing investments. Primary cash outflows are payments for losses and loss adjustment expenses, policy and contract acquisition expenses, other underwriting expenses, and investment purchases. Cash outflows related to losses and loss adjustment expenses can be variable because of uncertainties surrounding settlement dates for liabilities for unpaid losses and because of the potential for large losses either individually or in the aggregate. We periodically adjust our investment policy to respond to changes in short-term and long-term cash requirements.

Net cash provided by operating activities was $36.6 million during the first three months of 2020, as compared to $37.2 million during the first three months of 2019. During 2020, the $0.6 million decrease in cash provided was primarily the result of higher loss payments, partially offset by an increase in premiums collected.

Net cash used in investing activities was $99.9 million during the first three months of 2020, as compared to $279.3 million during the first three months of 2019. During 2020 and 2019, cash used in investing activities primarily related to net purchases of fixed maturities, and to a lesser extent, equity securities and other investments. In 2019, these decreases in cash were partially offset by net proceeds received from the sale of the Chaucer-related Irish entity.

Net cash used in financing activities was $8.5 million during the first three months of 2020, as compared to $610.6 million during the first three months of 2019. During 2020, cash was used in financing activities for the repurchase of common stock and for the quarterly dividend payment to our shareholders.  These payments were partially offset by short-term borrowings.  During 2019, cash used in financing activities primarily resulted from repurchases of common stock through an accelerated share repurchase (“ASR”) agreement, the payments of a special dividend and a quarterly dividend to shareholders, and the repayment of the FHLB advances.

Dividends to common shareholders are subject to quarterly board approval and declaration. During the first three months of 2020, as declared by the Board, we paid a quarterly dividend of $0.65 per share to our shareholders totaling approximately $25 million. We believe that our holding company assets are sufficient to provide for future shareholder dividends should the Board of Directors declare them.

At March 31, 2020, THG, as a holding company, held approximately $309.2 million of fixed maturities and cash. We believe our holding company assets will be sufficient to meet our current year obligations, which we expect to consist primarily of quarterly dividends to our shareholders (as and to the extent declared), interest on our senior and subordinated debentures, certain costs associated with benefits due to our former life employees and agents, and, to the extent required, payments related to indemnification of liabilities associated with the sale of various subsidiaries. As discussed below, we have, and opportunistically may continue to, repurchase our common stock. Additionally, from time to time, we may also repurchase our debt on an opportunistic basis. We do not expect that it will be necessary to dividend additional funds from our insurance subsidiaries in order to fund 2020 holding company obligations; however, we may decide to do so.

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

Our insurance subsidiaries maintain a high degree of liquidity within their respective investment portfolios in fixed maturity and short-term investments. We believe that the quality of the assets we hold will allow us to realize the long-term economic value of our portfolio, including securities that are currently in an unrealized loss position. We do not anticipate the need to sell these securities to meet our insurance subsidiaries’ cash requirements since we expect our insurance subsidiaries to generate sufficient operating cash to meet all short-term and long-term cash requirements relating to current operations. However, there can be no assurance that unforeseen business needs or other items, including any effects of the Pandemic or associated legislative, judicial or regulatory actions on our liquidity and investment portfolio, will not occur causing us to have to sell those securities in a loss position before their values fully recover, thereby causing us to recognize impairment charges in that time period.

The Board of Directors authorized a stock repurchase program which provides for aggregate repurchases of our common stock of up to $900 million, including a $300 million increase to the program that was authorized on December 5, 2019. Under the repurchase authorization, we may repurchase, from time to time, common stock in amounts, at prices and at such times as we deem appropriate, subject to market conditions and other considerations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. On December 9, 2019, pursuant to the terms of an ASR agreement (the “December 2019 ASR”) we paid $150.0 million in exchange for shares of our common stock. Under the terms of the December 2019 ASR, we received an initial delivery of approximately 0.9 million shares of our common stock. On February 26, 2020, we received approximately 0.2 million shares of our common stock as final settlement of shares repurchased under the December 2019 ASR. In addition to the shares repurchased under the December 2019 ASR, during the first three months of 2020 we repurchased approximately 0.3 million shares at an aggregate cost of $34.9 million. As of March 31, 2020, we have repurchased 4.8 million shares under this $900 million program and have approximately $300 million available for additional repurchases.

We maintain our membership in FHLB which provides us with access to additional liquidity based on our stock holdings and pledged collateral. At March 31, 2020, we had borrowing capacity of $96.5 million. There were $54.0 million of outstanding borrowings under this short-term facility at March 31, 2020, which is included in debt on our Consolidated Balance Sheet. We may continue to borrow, from time to time, through this facility to provide short-term liquidity.

On April 30, 2019, we entered into a new credit agreement that provides for a five-year unsecured revolving credit facility not to exceed $200.0 million at any one time outstanding, with the option to increase the facility up to $300.0 million (assuming no default and satisfaction of other specified conditions, including the receipt of additional lender commitments). The agreement also includes an uncommitted subfacility of $50.0 million for standby letters of credit.  Borrowings, if any, under this new agreement are unsecured and incur interest at a rate per annum equal to, at our election, either (i) the greater of, (a) the prime commercial lending rate of the administrative agent, (b) the NYFRB Rate plus half a percent, or (c) the one month Adjusted LIBOR plus one percent and a margin that ranges from 0.25% to 0.625% depending on our debt rating, or (ii) Adjusted LIBOR for the applicable interest period, plus a margin that ranges from 1.25% to 1.625% depending on our debt rating. The agreement also contains certain financial covenants such as maintenance of specified levels of consolidated equity and leverage ratios, and requires that certain of our subsidiaries maintain minimum RBC ratios.  Concurrent with our entry into this agreement, we voluntarily terminated our then existing $200.0 million credit agreement, dated November 12, 2013.  We currently have no borrowings under this agreement and had no borrowings under this agreement during the first three months of 2020. The LIBOR rate, upon which Adjusted LIBOR is based, is expected to be discontinued by the end of 2021.  Our credit agreement permits us to agree with the Administrative Agent for the credit facility on a replacement to Adjusted LIBOR subject to the satisfaction of certain conditions.

At March 31, 2020, we were in compliance with the covenants of our debt and credit agreements.

Off-Balance Sheet Arrangements

We currently do not have any material off-balance sheet arrangements that are reasonably likely to have an effect on our financial position, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contingencies and Regulatory Matters

REGULATORY AND INDUSTRY DEVELOPMENTS

In response to the Pandemic, regulators in many of the states in which we operate have issued orders or guidance pertaining to, among other things, (a) premium refunds, credits or reductions for personal automobile insurance premiums and premiums for other insurance lines that are expected to be impacted by the Pandemic, including certain commercial lines, for the periods currently impacted by stay-at-home orders and other governmental restrictions, with premium adjustments based on factors such as the ongoing frequency and severity of claims, inflation, repair costs and reinsurance pricing, among others; (b) premium payment grace periods, moratoriums on policy non-renewals and cancellations, and other measures that are similar to actions historically implemented in regions heavily impacted by catastrophes, which we anticipate to be manageable, depending on the duration of the regulatory orders and the degree to which policyholder payment patterns vary as a result; and (c) a reassessment of rates in light of current exposures, loss experience and economic conditions.  Regulatory restrictions on rate increases, underwriting and the ability to non-renew business may, depending on their duration, limit the Company’s ability to manage our mix of business and any potential exposures that emerge in our lines of business in the near term.

Draft legislation has been proposed in several state legislatures and in the United States Congress that seeks to require insurers to retroactively pay unfunded Pandemic business interruption claims that insurance policies do not currently cover, and/or to mandate prospective pandemic coverage.  The impact of such legislation, were it to be adopted, would, according to a statement of the NAIC on March 25, 2020, “create substantial solvency risks” for the property and casualty insurance sector, “significantly undermine the ability of insurers to pay other types of claims, and potentially exacerbate the negative financial and economic impacts the country is currently experiencing.”  Industry trade groups further assert that any such legislation would be violative of basic contract law and well-founded principles of constitutional law.  Federal stimulus plans such as the CARES Act providing financial support individuals and businesses during the Pandemic may mitigate the political pressure to continue advancing such proposed legislation.

Proposals are also being considered at the federal level to establish government-funded pandemic insurance programs, possibly similar to the federal flood program.  Details on such proposals are too preliminary to estimate their potential impact on our business.

Information regarding litigation, legal contingencies and regulatory matters appears in Part I – Note 13 “Commitments and Contingencies” in the Notes to Interim Consolidated Financial Statements.

Risks and Forward-Looking Statements

Information regarding risk factors and forward-looking information appears in Part II – Item 1A of this Quarterly Report on Form 10-Q and in Part I – Item 1A of our 2019 Annual Report on Form 10-K. This Management’s Discussion and Analysis should be read and interpreted in light of such factors.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Our market risks, the ways we manage them, and sensitivity to changes in interest rates, and equity price risk are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2019,  included in our Annual Report on Form 10-K for the year ended December 31, 2019.  There have been no material changes in the first three months of 2020 to these risks or our management of them.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as required by Rule 13a-15(d) of the Exchange Act, to determine whether any changes occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there were no such changes during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The Company has been named a defendant in various legal proceedings arising in the normal course of business. In addition, the Company is involved, from time to time, in examinations, investigations and proceedings by governmental and self-regulatory agencies. The potential outcome of any such action or regulatory proceedings in which the Company has been named a defendant or the subject of an inquiry or investigation, and its ultimate liability, if any, from such action or regulatory proceedings, is difficult to predict at this time. The ultimate resolutions of such proceedings are not expected to have a material effect on the Company’s financial position, although they could have a material effect on the results of operations for a particular quarterly or annual period.

ITEM 1A – RISK FACTORS

This document contains, and management may make, certain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, may be forward-looking statements. When used in our Management’s Discussion and Analysis, words such as: “believes,” “anticipates,” “expects,” “projections,” “outlook,” “should,” “could,” “plan,” “guidance,” “likely,” “on track to,” “potential,” “continue,” “targeted,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. We caution readers that accuracy with respect to forward-looking projections is difficult and risks and uncertainties, in some cases, have affected, and in the future could affect, our actual results and could cause our actual results for the remainder of 2020 and beyond to differ materially from historical results and from those expressed in any of our forward-looking statements. We operate in a business environment that is continually changing, and as such, new risk factors may emerge over time. Additionally, our business is conducted in competitive markets and, therefore, involves a higher degree of risk. We cannot predict these new risk factors nor can we assess the impact, if any, that they may have on our business in the future.

The Company is providing the following risk factor to supplement the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.

The impact of the COVID-19 Pandemic and related general economic conditions could have a material adverse effect on our results of operations, financial condition or cash flows.

The Pandemic began significantly impacting the U.S. and global financial markets and economies during the quarter ended March 31, 2020.  Circumstances relating to the Pandemic are unprecedented in scope, are changing rapidly, and are complex and uncertain. A prolonged economic downturn or recession could impact the ability of our insureds to remain solvent, affect their ability to pay premiums or renew their existing insurance policies, or result in customers reducing or eliminating coverages. Prolonged disruptions related to the Pandemic may also affect our agent partners and their ability to operate their businesses and place business with us. Significant agent disruption could also lead consumers to choose our competitors that offer direct-to-consumer or other solutions. These changes may materially and adversely affect our ability to profitably grow our business, particularly if these conditions exist for a significant amount of time.

As a result of the Pandemic and related economic conditions, our investment portfolio has become volatile, impairments have increased and yields on our fixed income investments have declined. The severity and length of the Pandemic may continue to have a negative impact on our investment portfolio and investment income, liquidity and capital position, which impact could be material.

Due to government-mandated social distancing, lockdown and various stay-at-home and similar orders, the vast majority of our workforce is currently working remotely.  The duration of this remote work environment may adversely impact our ability to perform in-person tasks like inspections and investigations for our underwriting and claims functions. Furthermore, if a significant percentage of our workforce is unable to work, whether because of illness, quarantine, limitations on travel or other government restrictions in connection with the Pandemic, or other disruptions, the quality or timeliness of our services and operations may be negatively impacted. In addition, with a large percentage of our workforce working remotely, we are highly reliant on the effective functioning of our business continuity plans and technological applications, and we are subject to ongoing cyber threats and vulnerabilities.  We also outsource a variety of functions to third parties, including certain of our administrative operations. As a result, we rely upon the successful implementation and execution of the business continuity planning of such entities in the current environment. While we closely monitor the business continuity activities of these third parties, successful implementation and execution of their business continuity strategies are largely outside our control. If one or more of the third parties to whom we outsource certain critical business activities experience operational impacts, some of which could be significant, from the spread of COVID-19 and governmental reactions thereto, or claim that they cannot perform due to a force majeure, it could adversely impact our business, results of operations or financial condition.

While we believe that our in-force commercial lines policies in large part do not cover business interruption losses related to the Pandemic, legislation has been discussed and introduced in various states and in the U.S. Congress to retroactively amend insurance contracts to provide business interruption coverage or limit policy exclusions for losses allegedly related to the Pandemic. While we believe that any such retroactive legislation changing the terms of an insurance contract would be unconstitutional and otherwise violative of well-established law, if such changes were to be enacted and upheld, we would be exposed to a significant unfunded liability. On the Federal level, there is also uncertainty around legislation to address insurance coverages for pandemics prospectively. State regulators may also continue to impose premium refund orders similar to those issued to date that call for premium refunds or credits across multiple lines of business, including Commercial Lines, mandate rate reductions for lines such as personal automobile and commercial automobile coverages due to a decrease in claims frequency as a result of less driving during the Pandemic, or mandate presumptions of compensability in workers’ compensation coverages.  The uncertainties related to these various legislative and regulatory matters, and the potential that other such uncertainties will arise in reaction to the Pandemic, could adversely impact our ability to sustain adequate returns in certain lines of business or in some cases operate lines profitably.

Additional factors that could cause actual results to differ include, but are not limited to, the following:

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

•

disruption in our distribution channels, including the loss or disruption of our independent agency channel, including the impact of competition and consolidation in the industry and among agents and brokers;

•	changes in frequency and loss severity trends;
•	changes in regulation, legislation, economic, market and political conditions, particularly with respect to rates, payment flexibility, and regions where we have geographical concentrations;
•

volatile and unpredictable developments, including severe weather and other natural physical events, catastrophes, pandemics and terrorist actions, and the uncertainty in estimating the resulting losses;

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

•

risks and uncertainties associated with our participation in shared market mechanisms, mandatory reinsurance programs and mandatory and voluntary pooling arrangements, including the Michigan Catastrophic Claims Association;

•	an increase in mandatory assessments by state guaranty funds;
•

risks and uncertainties associated with the Michigan legislation taking effect on July 2, 2020 that will reform the existing requirements that all personal and commercial automobile polices issued in the state include no-fault personal injury protection coverage without a cap on maximum benefits allowed and the resulting increase in litigation challenging or associated with this reform;

•	actions by our competitors, many of which are larger or have greater financial resources than we do;
•	loss, prolonged illness or retirement of key employees;
•	operating difficulties and other unintended consequences from the introduction of new products and related technology changes and applications, as well as new operating models;
•	changes in our claims-paying and financial strength ratings;
•	negative changes in our level of statutory surplus;
•	risks and uncertainties with respect to our growth or operating strategies, or with respect to our expense and strategic initiatives;
•	our ability to declare and pay dividends;
•	changes in accounting principles and related financial reporting requirements;
•	errors or omissions in connection with the administration of any of our products;
•

risks and uncertainties with our operations and technology, including cloud-based data information storage, data security, cyber-security attacks, remote working capabilities, and/or outsourcing relationships and third-party operations and data security that may negatively impact our ability to conduct business;

•	an inability to be compliant with recently implemented regulations or existing regulation such as those relating to Sarbanes-Oxley;
•

unfavorable developments as a result of the implementation of recently enacted legislation in Michigan described above, or litigation matters, social inflation and the possibility of adverse judicial decisions, including those which expand policy coverage beyond its intended scope or award “bad faith” or other non-contractual damages; and

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

For a more detailed discussion of our risks and uncertainties, see also Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Shares purchased in the first quarter of 2020 are as follows:

			Total Number of	Approximate Dollar Value of
			Shares Purchased as	Shares That May Yet
			Part of Publicly	be Purchased Under the
	Total Number of	Average Price	Announced Plans or	Plans or Programs
Period	Shares Purchased(1)	Paid per Share	Programs	(in millions)
January 1 - 31, 2020	—	—	—	$336
February 1 - 29, 2020 (2)	224,817	131.08	186,713	336
March 1 - 31, 2020	350,189	99.70	349,710	302
Total	575,006	$111.97	536,423	$302

(1)

Includes 38,104 shares and 479 shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards for the months ended February 29 and March 31, 2020, respectively.

(2)	Includes 186,713 shares of common stock received as final settlement of the December 2019 ASR.

ITEM 6 – EXHIBITS

EX – 10.1+

Transition Services Agreement dated March 26, 2020, by and between the Registrant and J. Kendall Huber, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 27, 2020 and incorporated herein by reference.

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

EX – 101

The following materials from The Hanover Insurance Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Consolidated Statements of Income for the three months ended March 31, 2020 and 2019; (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020 and 2019; (iii) Consolidated Balance Sheets at March 31, 2020 and December 31, 2019; (iv) Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2020 and 2019; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019, and (vi) related notes to these financial statements.

EX – 104	The cover page from The Hanover Insurance Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in iXBRL (embedded within EX – 101).

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hanover Insurance Group, Inc.
Registrant

April 29, 2020	/s/ John C. Roche
Date	John C. Roche
President, Chief Executive Officer and Director

April 29, 2020	/s/ Jeffrey M. Farber
Date	Jeffrey M. Farber
Executive Vice President and Chief Financial Officer