Form 10-Q
period 2020-06-30
HANOVER INSURANCE GROUP, INC.
filed 2020-07-29
CIK 944695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock was 37,737,917 as of July 27, 2020.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2020	2019	2020	2019
Revenues
Premiums	$1,096.6	$1,111.0	$2,238.0	$2,206.1
Net investment income	57.7	69.6	127.3	139.8
Net realized and unrealized investment gains (losses):
Net realized gains from sales and other	0.8	0.8	3.9	0.4
Net change in fair value of equity securities	61.5	11.7	(74.7)	60.3
Impairment recoveries (losses) on investments	1.4	(0.4)	(27.1)	(0.4)
Total net realized and unrealized investment gains (losses)	63.7	12.1	(97.9)	60.3
Fees and other income	6.3	5.9	13.1	11.9
Total revenues	1,224.3	1,198.6	2,280.5	2,418.1
Losses and expenses
Losses and loss adjustment expenses	712.0	717.7	1,440.2	1,417.3
Amortization of deferred acquisition costs	237.3	230.5	474.2	460.0
Interest expense	9.4	9.3	18.8	18.7
Other operating expenses	122.5	131.3	258.1	263.7
Total losses and expenses	1,081.2	1,088.8	2,191.3	2,159.7
Income from continuing operations before income taxes	143.1	109.8	89.2	258.4
Income tax expense (benefit):
Current	18.5	20.4	39.8	32.6
Deferred	9.3	(1.2)	(27.2)	12.6
Effect of new tax regulations on Chaucer gain on sale	—	5.6	—	5.6
Total income tax expense	27.8	24.8	12.6	50.8
Income from continuing operations	115.3	85.0	76.6	207.6
Discontinued operations (net of taxes):
Sale of Chaucer business	—	(9.9)	—	(9.0)
Loss from Chaucer business	—	(0.2)	—	(0.5)
Loss from discontinued life businesses	(0.1)	(0.9)	(1.4)	(1.7)
Net income	$115.2	$74.0	$75.2	$196.4
Earnings per common share:
Basic:
Income from continuing operations	$3.03	$2.09	$2.01	$5.10
Discontinued operations (net of taxes):
Sale of Chaucer business	—	(0.24)	—	(0.22)
Loss from Chaucer business	—	(0.01)	—	(0.01)
Loss from discontinued life businesses	—	(0.02)	(0.04)	(0.04)
Net income per share	$3.03	$1.82	$1.97	$4.83
Weighted average shares outstanding	38.0	40.7	38.2	40.7
Diluted:
Income from continuing operations	$3.01	$2.06	$1.98	$5.04
Discontinued operations (net of taxes):
Sale of Chaucer business	—	(0.24)	—	(0.22)
Loss from Chaucer business	—	(0.01)	—	(0.01)
Loss from discontinued life businesses	—	(0.02)	(0.03)	(0.04)
Net income per share	$3.01	$1.79	$1.95	$4.77
Weighted average shares outstanding	38.3	41.2	38.6	41.2

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2020	2019	2020	2019
Net income	$115.2	$74.0	$75.2	$196.4
Other comprehensive income, net of tax:
Available-for-sale securities
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the Consolidated Statements of Income	241.7	101.1	170.9	216.1
Having credit losses recognized in the Consolidated Statements of Income	10.0	0.5	(2.4)	1.9
Total available-for-sale securities	251.7	101.6	168.5	218.0
Pension and postretirement benefits:
Net change in net actuarial loss	1.2	2.2	2.4	4.5
Cumulative foreign currency translation adjustment:
Amount recognized as cumulative foreign currency translation during the period	—	0.6	—	0.7
Total other comprehensive income, net of tax	252.9	104.4	170.9	223.2
Comprehensive income	$368.1	$178.4	$246.1	$419.6

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
(In millions, except share data)	2020	2019
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $6,627.5 and $6,452.2)	$7,079.0	$6,687.1
Equity securities, at fair value	458.9	575.7
Other investments	763.6	733.2
Total investments	8,301.5	7,996.0
Cash and cash equivalents	182.6	215.7
Accrued investment income	51.5	53.0
Premiums and accounts receivable, net	1,296.2	1,260.4
Reinsurance recoverable on paid and unpaid losses and unearned premiums	1,813.7	1,814.0
Deferred acquisition costs	461.7	467.4
Goodwill	178.8	178.8
Other assets	447.4	402.4
Assets of discontinued businesses	105.2	102.8
Total assets	$12,838.6	$12,490.5
Liabilities
Loss and loss adjustment expense reserves	$5,837.3	$5,654.4
Unearned premiums	2,408.1	2,416.7
Expenses and taxes payable	613.3	627.7
Deferred income tax liability	74.9	51.8
Reinsurance premiums payable	62.2	53.4
Debt	652.8	653.4
Liabilities of discontinued businesses	118.3	116.9
Total liabilities	9,766.9	9,574.3
Commitments and contingencies
Shareholders’ Equity
Preferred stock, par value $0.01 per share; 20.0 million shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 300.0 million shares authorized; 60.5 million shares issued	0.6	0.6
Additional paid-in capital	1,866.6	1,837.3
Accumulated other comprehensive income	323.5	152.6
Retained earnings	2,435.1	2,410.9
Treasury stock at cost (22.6 million and 22.1 million shares)	(1,554.1)	(1,485.2)
Total shareholders’ equity	3,071.7	2,916.2
Total liabilities and shareholders’ equity	$12,838.6	$12,490.5

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2020	2019	2020	2019
Preferred Stock
Balance at beginning and end of period	$—	$—	$—	$—
Common Stock
Balance at beginning and end of period	0.6	0.6	0.6	0.6
Additional Paid-in Capital
Balance at beginning of period	1,861.6	1,821.7	1,837.3	1,871.8
Settlement and prepayment of accelerated share repurchases and other	5.0	11.4	29.3	(38.7)
Balance at end of period	1,866.6	1,833.1	1,866.6	1,833.1
Accumulated Other Comprehensive Income, net of tax
Net Unrealized Appreciation (Depreciation) on Investments:
Balance at beginning of period	132.8	90.7	216.0	(27.2)
Net appreciation on available-for-sale securities	251.7	101.6	168.5	218.0
Adoption of Accounting Standards Updates (No. 2017-08 in 2019)	—	—	—	1.5
Balance at end of period	384.5	192.3	384.5	192.3
Defined Benefit Pension and Postretirement Plans:
Balance at beginning of period	(62.2)	(86.3)	(63.4)	(88.6)
Net amount recognized as net periodic benefit	1.2	2.2	2.4	4.5
Balance at end of period	(61.0)	(84.1)	(61.0)	(84.1)
Cumulative Foreign Currency Translation Adjustment:
Balance at beginning of period	—	(0.6)	—	(0.7)
Amount recognized as cumulative foreign currency translation during the period	—	0.6	—	0.7
Balance at end of period	—	—	—	—
Total accumulated other comprehensive income	323.5	108.2	323.5	108.2
Retained Earnings
Balance at beginning of period	2,344.9	2,278.7	2,410.9	2,182.3
Cumulative effect of accounting change, net of taxes	—	—	(0.9)	(1.5)
Balance at beginning of period, as adjusted	2,344.9	2,278.7	2,410.0	2,180.8
Net income	115.2	74.0	75.2	196.4
Dividends to shareholders	(25.0)	(24.6)	(50.1)	(49.1)
Balance at end of period	2,435.1	2,328.1	2,435.1	2,328.1
Treasury Stock
Balance at beginning of period	(1,541.1)	(1,177.8)	(1,485.2)	(983.5)
Shares purchased at cost	(14.4)	(155.1)	(73.6)	(355.1)
Net shares reissued at cost under employee stock-based compensation plans	1.4	4.0	4.7	9.7
Balance at end of period	(1,554.1)	(1,328.9)	(1,554.1)	(1,328.9)
Total shareholders’ equity	$3,071.7	$2,941.1	$3,071.7	$2,941.1

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
(In millions)	2020	2019
Cash Flows From Operating Activities
Net income	$75.2	$196.4
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized and unrealized investment (gains) losses	98.1	(60.3)
Sale of Chaucer business	—	9.0
Net amortization and depreciation	9.5	12.0
Stock-based compensation expense	9.5	8.6
Amortization of defined benefit plan costs	3.0	5.7
Deferred income tax expense (benefit)	(26.8)	12.6
Change in deferred acquisition costs	5.6	(4.3)
Change in premiums receivable, net of reinsurance premiums payable	(27.0)	(47.5)
Change in loss, loss adjustment expense and unearned premium reserves	174.6	231.8
Change in reinsurance recoverable	0.2	(66.8)
Change in expenses and taxes payable	(61.3)	(80.8)
Other, net	(34.8)	(65.8)
Net cash provided by operating activities	225.8	150.6
Cash Flows From Investing Activities
Proceeds from disposals and maturities of fixed maturities	643.3	490.1
Proceeds from disposals of equity securities and other investments	136.2	48.9
Purchase of fixed maturities	(790.4)	(691.4)
Purchase of equity securities and other investments	(138.0)	(91.2)
Capital expenditures	(7.8)	(6.5)
Net cash proceeds from sale of Chaucer-related Irish and Australian entities, partially offset by cash transferred	—	34.7
Net cash used in investing activities	(156.7)	(215.4)
Cash Flows From Financing Activities
Proceeds from exercise of employee stock options	4.5	10.5
Change in cash collateral related to securities lending program	—	8.3
Dividends paid to shareholders	(49.5)	(241.5)
Repurchases of common stock	(49.3)	(400.0)
Repayment of debt	(0.9)	(151.1)
Other financing activities	(7.0)	(5.6)
Net cash used in financing activities	(102.2)	(779.4)
Net change in cash and cash equivalents	(33.1)	(844.2)
Net change in cash related to discontinued operations	—	3.3
Cash and cash equivalents, beginning of period	215.7	1,020.7
Cash and cash equivalents, end of period	$182.6	$179.8

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

In the opinion of the Company’s management, the accompanying interim consolidated financial statements reflect all adjustments, consisting of normal recurring items, necessary for a fair presentation of the financial position and results of operations. The results of operations for the six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 24, 2020.

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

In 2019 and 2020, the FASB issued several updates to ASC Update No. 2016-13, including the issuance in April 2019 of ASC Update 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, the issuance in May 2019 of ASC Update 2019-05, Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief, the issuance in November 2019 of ASC Update No. 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses and the issuance in February 2020 of ASC Update 2020-02, Financial Instruments – Credit Losses (Topic 326) and Leases (Topic 842) – Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842). The Company implemented this guidance effective January 1, 2020 and it did not have a material impact on its financial position or results of operations.

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

In August 2018, the FASB issued ASC Update No. 2018-13 (Topic 820) Fair Value Measurement, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The update removes the requirement for disclosure of the following: 1) the amount and reasons for transfers between level 1 and level 2 of the fair value hierarchy, 2) the policy for timing of transfers between levels, and 3) the valuation processes for level 3 fair value measurements. This update also added a requirement to disclose the changes in unrealized gains and losses for the period included in other comprehensive income for recurring level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop level 3 fair value measurements, in addition to other fair value disclosure modifications. This update required both prospective and retrospective application to certain disclosures upon implementation. The Company implemented this guidance effective January 1, 2020 and it did not have an impact on the Company’s financial position or results of operations as the update is disclosure related.

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

In August 2018, the FASB issued ASC Update No. 2018-14 (Topic 715-20) Compensation – Retirement Benefits – Defined Benefit Plans – General – Disclosure Framework – Changes to the Disclosure Requirements for the Defined Benefit Plans. This ASC update modifies disclosures related to defined benefit pension or other postretirement plans. This ASC update removes the disclosure of amounts in accumulated other comprehensive income expected to be recognized over the next fiscal year and the effects of a one percentage point change of health care cost trends on net periodic benefit costs and postretirement benefit obligations and clarifies the specific requirements of disclosures related to the projected benefit obligation and accumulated benefit obligation. This ASC update also adds disclosures related to weighted average crediting rates for cash balance plans and requires disclosure of an explanation of any significant gains and losses related to changes in benefit obligations for the period. The amendments in this ASC update are effective for fiscal years ending after December 15, 2020, and should be applied on a retrospective basis to all periods presented. Early adoption is permitted. The Company does not expect the adoption of ASC Update No. 2018-14 to have a material effect on its financial position or results of operations as the update is disclosure-related.

3. Investments

A. Fixed maturities

The amortized cost and fair value of available-for-sale fixed maturities were as follows:

	June 30, 2020
			Amortized Cost,
		Allowance	net of Allowance	Gross	Gross
	Amortized	for Credit	for Credit	Unrealized	Unrealized
(in millions)	Cost	Losses	Losses	Gains	Losses	Fair Value
U.S. Treasury and government agencies	$286.8	$—	$286.8	$20.1	$—	$306.9
Foreign government	4.2	—	4.2	0.5	—	4.7
Municipal	918.2	—	918.2	50.4	0.3	968.3
Corporate	3,775.2	3.8	3,771.4	293.3	3.7	4,061.0
Residential mortgage-backed	922.3	—	922.3	42.2	—	964.5
Commercial mortgage-backed	659.2	—	659.2	47.2	0.3	706.1
Asset-backed	65.4	—	65.4	2.1	—	67.5
Total fixed maturities	$6,631.3	$3.8	$6,627.5	$455.8	$4.3	$7,079.0

	December 31, 2019
		Gross	Gross		OTTI
	Amortized	Unrealized	Unrealized		Unrealized
(in millions)	Cost	Gains	Losses	Fair Value	Losses
U.S. Treasury and government agencies	$342.0	$9.1	$1.3	$349.8	$—
Foreign government	15.7	0.4	—	16.1	—
Municipal	807.1	27.6	1.2	833.5	—
Corporate	3,653.5	161.6	3.9	3,811.2	3.0
Residential mortgage-backed	905.4	17.1	1.1	921.4	—
Commercial mortgage-backed	666.4	25.6	0.1	691.9	—
Asset-backed	62.1	1.1	—	63.2	—
Total fixed maturities	$6,452.2	$242.5	$7.6	$6,687.1	$3.0

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

	June 30, 2020
	Amortized Cost, net
	of Allowance for	Fair
(in millions)	Credit Losses	Value
Due in one year or less	$345.6	$350.2
Due after one year through five years	1,902.4	2,023.9
Due after five years through ten years	2,228.8	2,432.1
Due after ten years	503.8	534.7
	4,980.6	5,340.9
Mortgage-backed and asset-backed securities	1,646.9	1,738.1
Total fixed maturities	$6,627.5	$7,079.0

B. Fixed maturity securities in an unrealized loss position

The following tables provide information about the Company’s available-for-sale fixed maturity securities that were in an unrealized loss position at June 30, 2020 and December 31, 2019 including the length of time the securities have been in an unrealized loss position:

	June 30, 2020
	12 months or less		Greater than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in millions)	Losses	Value	Losses	Value	Losses	Value
Investment grade:
U.S. Treasury and government agencies	$—	$0.5	$—	$—	$—	$0.5
Municipal	0.3	17.0	—	—	0.3	17.0
Corporate	0.6	41.6	—	—	0.6	41.6
Residential mortgage-backed	—	14.1	—	0.5	—	14.6
Commercial mortgage-backed	0.3	30.3	—	—	0.3	30.3
Asset-backed	—	1.4	—	—	—	1.4
Total investment grade	1.2	104.9	—	0.5	1.2	105.4
Below investment grade:
Corporate	3.1	90.4	—	—	3.1	90.4
Total fixed maturities	$4.3	$195.3	$—	$0.5	$4.3	$195.8

	December 31, 2019
	12 months or less		Greater than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in millions)	Losses	Value	Losses	Value	Losses	Value
Investment grade:
U.S. Treasury and government agencies	$1.3	$73.0	$—	$9.3	$1.3	$82.3
Municipal	1.1	72.5	0.1	5.6	1.2	78.1
Corporate	0.7	86.5	0.1	4.7	0.8	91.2
Residential mortgage-backed	0.7	69.2	0.4	34.4	1.1	103.6
Commercial mortgage-backed	0.1	40.6	—	0.9	0.1	41.5
Asset-backed	—	—	—	1.7	—	1.7
Total investment grade	3.9	341.8	0.6	56.6	4.5	398.4
Below investment grade:
Corporate	2.2	27.1	0.9	9.0	3.1	36.1
Total fixed maturities	$6.1	$368.9	$1.5	$65.6	$7.6	$434.5

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

C. Proceeds from sales

The proceeds from sales of available-for-sale fixed maturities and gross realized gains and gross realized losses on those sales were as follows:

	Three Months Ended June 30,
	2020			2019
	Proceeds from	Gross	Gross	Proceeds from	Gross	Gross
(in millions)	Sales	Gains	Losses	Sales	Gains	Losses
Fixed maturities	$91.5	$2.3	$2.3	$162.5	$1.6	$1.1

	Six Months Ended June 30,
	2020			2019
	Proceeds from	Gross	Gross	Proceeds from	Gross	Gross
(in millions)	Sales	Gains	Losses	Sales	Gains	Losses
Fixed maturities, excluding held-for-sale (Chaucer)	$157.5	$5.0	$2.7	$222.6	$2.6	$2.6
Fixed maturities, held-for-sale	—	—	—	0.3	—	—
Total fixed maturities	$157.5	$5.0	$2.7	$222.9	$2.6	$2.6

D. Impairments

For the three months ended June 30, 2020, the Company recognized in earnings a $1.4 million net recovery in impairment losses on fixed maturities, primarily resulting from increased market values during the quarter on credit losses recognized in the first quarter of 2020. For the six months ended June 30, 2020, the Company recognized $27.1 million of impairment losses, consisting primarily of $20.8 million on fixed maturities and $4.8 million on mortgage loans. Impairments on fixed maturities included $16.2 million categorized as intend-to-sell and $4.6 million of credit-related losses. For the three and six months ended June 30, 2019, total impairments on fixed maturities recognized in earnings was $0.4 million.

See Note 2, “New Accounting Pronouncements — Recently Implemented Standards”, for a discussion of new guidance effective January 1, 2020, which impacts the accounting for expected credit losses on fixed maturity securities and mortgage loans. Under the new guidance, credit losses on fixed maturities continue to be measured based on the present value of expected future cash flows compared to amortized cost; however, credit losses on available-for-sale fixed maturities are now recognized through an allowance instead of a direct write down of amortized cost. The new guidance stipulates that recoveries of previously recorded credit losses are recorded immediately as a reversal of the allowance.  In addition, the allowance is limited to the amount that fair value is less than amortized cost and therefore, changes in the fair value of investments due to reasons other than credit could result in increases or decreases in the allowance.  Changes in the allowance for credit losses are recorded in net realized and unrealized investment gains (losses).  At June 30, 2020 and December 31, 2019, the allowance for credit losses on mortgage loans was $6.1 million and $1.3 million, respectively.  The allowance for credit losses on available-for-sale securities was $3.8 million at June 30, 2020.  There was no allowance for credit losses on available-for-sale securities at December 31, 2019.

The methodology and significant inputs used to measure the amount of credit losses  were as follows:

Fixed maturities, Corporate bonds – the Company utilized a financial model that derives expected cash flows based on probability-of-default factors by credit rating, asset duration and loss-given-default factors based on security type. These factors are based on historical data provided by an independent third-party rating agency. In addition, other market data relevant to the realizability of contractual cash flows may be considered, including current conditions and reasonable and supportable forecasts.

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

E. Equity securities

Equity securities are carried at fair value and all increases or decreases in fair value are reported in net realized and unrealized investment gains (losses) on the Consolidated Statements of Income. The following table provides pre-tax net realized and unrealized gains (losses) on equity securities:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Net gains (losses) recognized during the period	$61.5	$11.7	$(74.7)	$60.3
Less: net (losses) gains recognized on equity securities sold during the period	(15.8)	0.1	(16.4)	1.2
Net unrealized gains (losses) recognized during the period on equity securities still held	$77.3	$11.6	$(58.3)	$59.1

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

•

Asset-backed securities – overall credit quality, including assessments of the underlying collateral type such as credit card receivables, automobile loan receivables and equipment lease receivables; geographic diversification; vintage year; historical collateral performance including delinquency, default and casualty trends; economic conditions influencing use rates and resale values; and contract structural support features.

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

The estimated fair values of the financial instruments were as follows:

	June 30, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
(in millions)	Value	Value	Value	Value
Financial Assets carried at:
Fair Value through AOCI:
Fixed maturities	$7,079.0	$7,079.0	$6,687.1	$6,687.1
Fair Value through Net Income:
Equity securities	458.9	458.9	575.7	575.7
Other investments	182.5	182.5	187.1	187.1
Amortized Cost/Cost:
Other investments	461.5	482.5	443.3	463.7
Cash and cash equivalents	182.6	182.6	215.7	215.7
Total financial instruments	$8,364.5	$8,385.5	$8,108.9	$8,129.3

Financial Liabilities carried at:
Amortized Cost:
Debt	$652.8	$721.8	$653.4	$722.1

The Company has processes designed to ensure that the values received from its third party pricing services are accurately recorded, that the data inputs and valuation approaches and techniques utilized are appropriate and consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. The Company reviews the pricing services’ policies describing its methodology, processes, practices and inputs, including various financial models used to value securities. For assets carried at fair value, the Company performs a review of the fair value hierarchy classifications and of prices received from its pricing service on a quarterly basis. Also, the Company reviews the portfolio pricing, including a process for which securities with changes in prices that exceed a defined threshold are verified to independent sources, if available. If upon review, the Company is not satisfied with the validity of a given price, a pricing challenge would be submitted to the pricing service along with supporting documentation for its review. The Company does not adjust quotes or prices obtained from the pricing service unless the pricing service agrees with the Company’s challenge. During the first six months of 2020 and 2019, the Company did not adjust any prices received from its pricing service.

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

The following tables provide, for each hierarchy level, the Company’s investment assets that were measured at fair value on a recurring basis.

	June 30, 2020
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$306.9	$161.6	$145.3	$—
Foreign government	4.7	—	4.7	—
Municipal	968.3	—	960.9	7.4
Corporate	4,061.0	—	4,060.5	0.5
Residential mortgage-backed	964.5	—	964.5	—
Commercial mortgage-backed	706.1	—	694.3	11.8
Asset-backed	67.5	—	67.5	—
Total fixed maturities	7,079.0	161.6	6,897.7	19.7
Equity securities	458.9	456.6	—	2.3
Other investments	3.5	—	—	3.5
Total investment assets at fair value	$7,541.4	$618.2	$6,897.7	$25.5

	December 31, 2019
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$349.8	$157.9	$191.9	$—
Foreign government	16.1	—	16.1	—
Municipal	833.5	—	821.4	12.1
Corporate	3,811.2	—	3,810.6	0.6
Residential mortgage-backed	921.4	—	921.4	—
Commercial mortgage-backed	691.9	—	679.2	12.7
Asset-backed	63.2	—	63.2	—
Total fixed maturities	6,687.1	157.9	6,503.8	25.4
Equity securities	575.7	573.6	—	2.1
Other investments	3.5	—	—	3.5
Total investment assets at fair value	$7,266.3	$731.5	$6,503.8	$31.0

Limited partnerships measured at fair value using NAV based on an ownership interest in partners’ capital have not been included in the hierarchy tables. At June 30, 2020 and December 31, 2019, the fair values of these investments were $179.0 million and $183.6 million, respectively, approximately 2% of total investment assets.

The following tables provide, for each hierarchy level, the Company’s estimated fair values of financial instruments that were not carried at fair value:

	June 30, 2020
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$182.6	$182.6	$—	$—
Other investments	482.5	—	2.6	479.9
Total financial instruments	$665.1	$182.6	$2.6	$479.9

Liabilities:
Debt	$721.8	$—	$721.8	$—

	December 31, 2019
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$215.7	$215.7	$—	$—
Other investments	463.7	—	2.1	461.6
Total financial instruments	$679.4	$215.7	$2.1	$461.6

Liabilities:
Debt	$722.1	$—	$722.1	$—

The tables below provide reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fixed Maturities
(in millions)	Municipal	Corporate	Commercial mortgage- backed	Total	Equity and Other	Total Assets
Three Months Ended
June 30, 2020
Balance April 1, 2020	$11.4	$0.5	$11.8	$23.7	$5.6	$29.3
Transfers out of Level 3	(3.5)	—	—	(3.5)	—	(3.5)
Total gains:
Included in total net realized and unrealized investment gains	—	—	—	—	0.2	0.2
Included in other comprehensive income- net appreciation on available-for-sale securities	—	—	0.2	0.2	—	0.2
Sales	(0.5)	—	(0.2)	(0.7)	—	(0.7)
Balance June 30, 2020	$7.4	$0.5	$11.8	$19.7	$5.8	$25.5
Change in unrealized gains for the period included in other comprehensive income for assets held at the end of the period	$—	$—	$0.2	$0.2	$—	$0.2

Three Months Ended
June 30, 2019
Balance April 1, 2019	$20.5	$0.7	$12.8	$34.0	$4.6	$38.6
Total (losses) gains:
Included in total net realized and unrealized investment losses	(0.1)	—	—	(0.1)	—	(0.1)
Included in other comprehensive income- net appreciation on available-for-sale securities	0.6	—	0.3	0.9	—	0.9
Purchases and Sales:
Purchases	—	—	—	—	1.0	1.0
Sales	(8.1)	—	(0.1)	(8.2)	—	(8.2)
Balance June 30, 2019	$12.9	$0.7	$13.0	$26.6	$5.6	$32.2

	Fixed Maturities
(in millions)	Municipal	Corporate	Commercial mortgage- backed	Total	Equity and Other	Total Assets
Six Months Ended
June 30, 2020
Balance January 1, 2020	$12.1	$0.6	$12.7	$25.4	$5.6	$31.0
Transfers out of Level 3	(3.5)	—	—	(3.5)	—	(3.5)
Total gains (losses):
Included in total net realized and unrealized investment gains	—	—	—	—	0.2	0.2
Included in other comprehensive income-net appreciation (depreciation) on available-for-sale securities	0.1	—	(0.2)	(0.1)	—	(0.1)
Sales	(1.3)	(0.1)	(0.7)	(2.1)	—	(2.1)
Balance June 30, 2020	$7.4	$0.5	$11.8	$19.7	$5.8	$25.5
Change in unrealized gains (losses) for the period included in other comprehensive income for assets held at the end of the period	$0.2	$—	$(0.2)	$—	$—	$—

Six Months Ended
June 30, 2019
Balance January 1, 2019	$21.1	$0.8	$13.1	$35.0	$4.6	$39.6
Total gains:
Included in other comprehensive income-net appreciation on available-for-sale securities	0.8	—	0.5	1.3	—	1.3
Purchases and sales:
Purchases	—	—	—	—	1.0	1.0
Sales	(9.0)	(0.1)	(0.6)	(9.7)	—	(9.7)
Balance June 30, 2019	$12.9	$0.7	$13.0	$26.6	$5.6	$32.2

During the three and six months ended June 30, 2020, a fixed maturity security was transferred from Level 3 to Level 2, primarily as a result of assessing the significance of unobservable inputs on the fair value measurement. There were no transfers between Level 2 and Level 3 for the three and six months ended June 30, 2019. There were no Level 3 liabilities held by the Company for the three and six months ended June 30, 2020 and 2019.

The following table provides quantitative information about the significant unobservable inputs used by the Company in the fair value measurements of Level 3 assets. Where discounted cash flows were used in the valuation of fixed maturities, the internally-developed discount rate was adjusted by the significant unobservable inputs shown in the table.

			June 30, 2020		December 31, 2019
	Valuation	Significant	Fair	Range	Fair	Range
(in millions)	Technique	Unobservable Inputs	Value	(Wtd Average)	Value	(Wtd Average)
Fixed maturities:
Municipal	Discounted cash flow	Discount for: Small issue size Credit stress Above-market coupon	$7.4	0.7 - 6.8% (5.1%) 0.6% (0.6%) —	$12.1	0.7 - 6.8% (4.3%) — 0.5% (0.5%)
Corporate	Discounted cash flow	Discount for: Small issue size Credit stress Above-market coupon	0.5	2.5% (2.5%) 2.5% (2.5%) 0.3% (0.3%)	0.6	2.5% (2.5%) — 0.3% (0.3%)
Commercial mortgage-backed	Discounted cash flow	Discount for: Small issue size Credit stress Above-market coupon Lease structure	11.8	1.9 - 3.1% (2.7%) 1.5 - 3.5% (2.0%) 0.5% (0.5%) 0.3% (0.3%)	12.7	1.9 - 3.1% (2.7%) — 0.5% (0.5%) 0.3% (0.3%)
Equity securities	Market comparables	Net tangible asset market multiples	2.3	1.0X (1.0X)	2.1	1.0X (1.0X)
Other	Discounted cash flow	Discount rate	3.5	18.0% (18.0%)	3.5	18.0% (18.0%)

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

5. Debt and Credit Arrangements

Debt consists of the following:

(in millions)	June 30, 2020	December 31, 2019
Senior debentures maturing April 15, 2026	$375.0	$375.0
Senior debentures maturing October 15, 2025	61.8	62.6
Subordinated debentures maturing March 30, 2053	175.0	175.0
Subordinated debentures maturing February 3, 2027	50.1	50.1
Total principal debt	661.9	662.7
Unamortized debt issuance costs	(9.1)	(9.3)
Total	$652.8	$653.4

At June 30, 2020, the Company was in compliance with the covenants associated with its debt indentures and credit arrangements.

6. Income Taxes

Income tax expense for the six months ended June 30, 2020 and 2019 has been computed using estimated annual effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect current estimates of the annual effective tax rates.

The tax provision was comprised of a U.S. federal income tax expense of $12.6 million and $50.8 million for the six months ended June 30, 2020 and 2019, respectively.

The Company or its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions, and have previously filed in foreign jurisdictions. The Company and its subsidiaries are subject to U.S. federal and state income tax examinations and foreign examinations for years after 2015.

7. Pension Plans

The components of net periodic pension cost for the defined benefit pension plans included in the Company’s results of operations are as follows:

	Three Months Ended June 30,
	2020	2019
(in millions)	Pension Plans
Interest cost	$4.6	$5.3
Expected return on plan assets	(5.5)	(5.9)
Recognized net actuarial loss	1.4	2.9
Net periodic pension cost	$0.5	$2.3

	Six Months Ended June 30,
	2020	2019
(in millions)	Pension Plans
Interest cost	$9.2	$10.6
Expected return on plan assets	(11.1)	(11.7)
Recognized net actuarial loss	2.9	5.7
Net periodic pension cost	$1.0	$4.6

8. Other Comprehensive Income

The following tables provide changes in other comprehensive income.

	Three Months Ended June 30,
	2020			2019
		Tax			Tax
		Benefit	Net of		Benefit	Net of
(in millions)	Pre-Tax	(Expense)	Tax	Pre-Tax	(Expense)	Tax
Changes in net unrealized gains on investment securities:
Net unrealized gains arising during period for those having no credit losses in Consolidated Statement of Income	$309.7	$(65.0)	$244.7	$133.0	$(27.9)	$105.1
Net unrealized gains arising during period for those having credit losses in Consolidated Statement of Income	14.2	(2.9)	11.3	0.2	—	0.2
Amount of gains realized from sales and other recognized in Consolidated Statement of Income	(0.9)	(2.4)	(3.3)	(0.8)	(3.2)	(4.0)
Amount of credit (recoveries) losses recognized in the Consolidated Statement of Income	(1.4)	0.3	(1.1)	0.4	(0.1)	0.3
Amount of additional impairment losses recognized in the Consolidated Statement of Income	0.1	—	0.1	—	—	—
Net unrealized gains	321.7	(70.0)	251.7	132.8	(31.2)	101.6
Pension and postretirement benefits:
Amortization of net actuarial losses recognized as net periodic benefit cost	1.5	(0.3)	1.2	2.8	(0.6)	2.2
Cumulative foreign currency translation adjustment:
Foreign currency translation recognized during the period	—	—	—	0.8	(0.2)	0.6
Other comprehensive income	$323.2	$(70.3)	$252.9	$136.4	$(32.0)	$104.4

	Six Months Ended June 30,
	2020			2019
		Tax			Tax
		Benefit	Net of		Benefit	Net of
(in millions)	Pre-Tax	(Expense)	Tax	Pre-Tax	(Expense)	Tax
Changes in net unrealized gains (losses) on investment securities:
Net unrealized gains arising during period for those having no credit losses in Consolidated Statement of Income	$209.4	$(44.1)	$165.3	$283.2	$(59.5)	$223.7
Net unrealized gains (losses) arising during period for those having credit losses in Consolidated Statement of Income	(7.9)	1.8	(6.1)	2.0	(0.4)	1.6
Amount of gains realized from sales and other recognized in Consolidated Statement of Income	(4.0)	(3.6)	(7.6)	(0.5)	(7.1)	(7.6)
Amount of credit losses recognized in the Consolidated Statement of Income	5.0	(1.1)	3.9	0.4	(0.1)	0.3
Amount of additional impairment losses recognized in the Consolidated Statement of Income	16.4	(3.4)	13.0	—	—	—
Net unrealized gains	218.9	(50.4)	168.5	285.1	(67.1)	218.0
Pension and postretirement benefits:
Amortization of net actuarial losses recognized as net periodic benefit cost	3.0	(0.6)	2.4	5.7	(1.2)	4.5
Cumulative foreign currency translation adjustment:
Foreign currency translation recognized during the period	—	—	—	0.9	(0.2)	0.7
Other comprehensive income	$221.9	$(51.0)	$170.9	$291.7	$(68.5)	$223.2

Reclassifications out of accumulated other comprehensive income were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
	Amount Reclassified from
Details about Accumulated Other	Accumulated Other				Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income				Where Net Income (Loss) is Presented
Net unrealized gains on investment securities	$0.8	$0.8	$3.9	$0.5	Net realized gains from sales and other
	1.4	(0.4)	(20.8)	(0.4)	Impairment (recoveries) losses on investments
	2.2	0.4	(16.9)	0.1	Total before tax
	2.1	3.3	8.0	7.2	Tax benefit
	4.3	3.7	(8.9)	7.3	Continuing operations; net of tax
	—	—	(0.4)	—	Discontinued operations - life businesses
	4.3	3.7	(9.3)	7.3	Net of tax
Amortization of defined benefit pension and postretirement actuarial losses	(1.5)	(2.8)	(3.0)	(5.7)	Loss adjustment expenses and other operating expenses (1)
	0.3	0.6	0.6	1.2	Tax benefit
	(1.2)	(2.2)	(2.4)	(4.5)	Continuing operations; net of tax
Total reclassifications for the period	$3.1	$1.5	$(11.7)	$2.8	Benefit (expense) reflected in income, net of tax

(1)

The amount reclassified from accumulated other comprehensive income for the pension and postretirement benefits was allocated  approximately 40% to loss adjustment expenses and 60% to other operating expenses for the three and six months ended June 30, 2020 and 2019.

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

Summarized below is financial information with respect to the Company’s business segments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Operating revenues:
Commercial Lines	$698.9	$705.2	$1,423.6	$1,403.9
Personal Lines	456.3	474.6	944.8	939.8
Other	5.4	6.7	10.0	14.1
Total	1,160.6	1,186.5	2,378.4	2,357.8
Net realized and unrealized investment gains (losses)	63.7	12.1	(97.9)	60.3
Total revenues	$1,224.3	$1,198.6	$2,280.5	$2,418.1
Operating income (loss) before interest expense and income taxes:
Commercial Lines:
Underwriting income	$21.3	$29.1	$31.7	$65.8
Net investment income	37.9	44.4	84.3	88.7
Other expense	(3.9)	(0.7)	(6.1)	(1.5)
Commercial Lines operating income	55.3	72.8	109.9	153.0
Personal Lines:
Underwriting income	17.4	10.9	61.5	16.6
Net investment income	16.5	19.7	36.8	39.4
Other income (expense)	(1.3)	1.1	(0.8)	2.5
Personal Lines operating income	32.6	31.7	97.5	58.5
Other:
Underwriting loss	(0.4)	(0.3)	(3.7)	(0.6)
Net investment income	3.3	5.5	6.2	11.7
Other expense	(1.9)	(2.7)	(3.9)	(5.8)
Other operating income (loss)	1.0	2.5	(1.4)	5.3
Operating income before interest expense and income taxes	88.9	107.0	206.0	216.8
Interest on debt	(9.4)	(9.3)	(18.8)	(18.7)
Operating income before income taxes	79.5	97.7	187.2	198.1
Non-operating items:
Net realized and unrealized investment gains (losses)	63.7	12.1	(97.9)	60.3
Other non-operating	(0.1)	—	(0.1)	—
Income from continuing operations before income taxes	$143.1	$109.8	$89.2	$258.4

The following table provides identifiable assets for the Company’s business segments and discontinued operations:

(in millions)	June 30, 2020	December 31, 2019
Property and Casualty Companies	$12,733.4	$12,387.7
Assets of discontinued businesses	105.2	102.8
Total	$12,838.6	$12,490.5

The Company reviews the assets of its Property and Casualty Companies collectively and does not allocate them between the Commercial Lines, Personal Lines and Other segments.

10. Stock-based Compensation

As of June 30, 2020, there were 2,794,893 shares and 2,341,331 shares available for grant under The Hanover Insurance Group 2014 Long-Term Incentive Plan and The Hanover Insurance Group 2014 Employee Stock Purchase Plan, respectively.

Compensation cost for the Company’s stock-based awards and the related tax benefits were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Stock-based compensation expense	$4.5	$4.4	$9.5	$8.6
Tax benefit	(0.9)	(0.9)	(2.0)	(1.8)
Stock-based compensation expense, net of taxes	$3.6	$3.5	$7.5	$6.8

Stock Options

Information on the Company’s stock option activity for the six months ended June 30, 2020 and 2019 is summarized below.

	Six Months Ended June 30,
	2020		2019
(in whole shares and dollars)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	1,121,559	$87.88	1,099,076	$85.75
Granted	242,598	118.34	232,568	95.05
Exercised	(40,889)	77.86	(127,830)	72.79
Forfeited or cancelled	(21,862)	111.65	(19,203)	101.20
Outstanding, end of period	1,301,406	93.47	1,184,611	88.72

Restricted Stock Units

The Company currently issues time-based, market-based and performance-based restricted stock units to eligible employees, all of which generally vest after 3 years of continued employment.

The following tables summarize activity information about employee restricted stock units:

	Six Months Ended June 30,
	2020		2019
(in whole shares and dollars)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Time-based restricted stock units:
Outstanding, beginning of period	335,166	$109.55	332,481	$97.28
Granted	142,412	117.72	145,040	117.55
Vested	(85,880)	91.98	(106,864)	83.87
Forfeited	(17,004)	116.00	(20,404)	101.71
Outstanding, end of period	374,694	116.39	350,253	109.51
Performance-based and market-based restricted stock units:
Outstanding, beginning of period	86,252	$110.70	69,838	$95.58
Granted	54,415	105.10	42,119	117.09
Vested	(40,601)	80.92	(14,118)	84.39
Forfeited	(3,023)	124.78	—	—
Outstanding, end of period	97,043	119.59	97,839	106.45

In the first six months of 2020 and 2019, the Company granted market-based awards totaling 34,911 and 23,924, respectively, to certain members of senior management, which are included in the table above as performance and market-based restricted stock activity. The vesting of these stock units is based on the relative total shareholder return (“TSR”) of the Company. This metric is generally based on relative TSR for a three-year period as compared to a pre-selected group of property and casualty companies. The fair value of market-based awards was estimated at the date of grant using a valuation model. These units have the potential to range from 0% to 150% of the shares disclosed. Included in the amount granted above in 2020 and 2019 are 13,532 shares and 5,820 shares, respectively, related to market-based awards that achieved a payout in excess of 100%. These awards vested in the first quarters of 2020 and 2019, respectively.

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

11. Earnings Per Share and Shareholders’ Equity Transactions

The following table provides weighted average share information used in the calculation of the Company’s basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2020	2019	2020	2019
Basic shares used in the calculation of earnings per share	38.0	40.7	38.2	40.7
Dilutive effect of securities:
Employee stock options	0.1	0.3	0.2	0.3
Non-vested stock grants	0.2	0.2	0.2	0.2
Diluted shares used in the calculation of earnings per share	38.3	41.2	38.6	41.2
Per share effect of dilutive securities on income from continuing operations	$(0.02)	$(0.03)	$(0.03)	$(0.06)
Per share effect of dilutive securities on net income	$(0.02)	$(0.03)	$(0.02)	$(0.06)

Diluted earnings per share for the three months ended June 30, 2020 excludes 0.9 million shares issuable under the Company’s stock compensation plans because their effect would be antidilutive. Diluted earnings per share for the six months ended June 30, 2020 and 2019 excludes 0.6 million and 0.2 million, respectively, of common shares issuable under the Company’s stock compensation plans because their effect would be antidilutive.

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

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses.

	Six Months Ended
	June 30,
(in millions)	2020	2019
Gross loss and LAE reserves, beginning of period	$5,654.4	$5,304.1
Reinsurance recoverable on unpaid losses	1,574.8	1,472.6
Net loss and LAE reserves, beginning of period	4,079.6	3,831.5
Net incurred losses and LAE in respect of losses occurring in:
Current year	1,454.1	1,437.9
Prior years	(13.9)	(20.6)
Total incurred losses and LAE	1,440.2	1,417.3
Net payments of losses and LAE in respect of losses occurring in:
Current year	468.6	497.0
Prior years	788.5	778.4
Total payments	1,257.1	1,275.4
Net reserve for losses and LAE, end of period	4,262.7	3,973.4
Reinsurance recoverable on unpaid losses	1,574.6	1,505.1
Gross reserve for losses and LAE, end of period	$5,837.3	$5,478.5

As a result of continuing trends in the Company’s business, reserves including catastrophes have been re-estimated for all prior accident years and were decreased by $13.9 million and $20.6 million in 2020 and 2019, respectively.

2020

For the six months ended June 30, 2020, net favorable loss and LAE development was $13.9 million primarily as a result of net favorable Commercial Lines development of $18.1 million, partially offset by unfavorable development in the Other Segment.  Commercial Lines favorable development was primarily due to lower than expected losses of $15.8 million within the workers’ compensation line in accident years 2016 through 2019 and, within other commercial lines, $12.8 million within the marine line primarily in accident years 2017 through 2019, partially offset by higher than expected losses in the commercial automobile line driven by higher bodily injury and personal injury protection losses primarily in accident years 2017 through 2019. In addition, Other Segment unfavorable development was due to the Company’s run-off voluntary assumed property and casualty reinsurance pools business primarily based on an updated third-party actuarial study received in the first quarter of 2020 for the legacy Excess and Casualty Reinsurance Association (“ECRA”) pool that primarily consists of asbestos and environmental exposures.

2019

For the six months ended June 30, 2019, net favorable loss and LAE development was $20.6 million, primarily as a result of favorable catastrophe development due to the sale of subrogation rights on certain 2017 and 2018 California wildfires and lower than expected losses related to the 2018 hurricanes. In addition, lower than expected losses in the Company’s workers’ compensation and commercial multiple peril lines were substantially offset by higher than expected losses in the Company’s personal and commercial automobile lines.

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

The outbreak of the novel coronavirus, also known as COVID-19, and subsequent global pandemic (“Pandemic”) significantly impacted the U.S. and global financial markets and economies during the six months ended June 30, 2020.  Circumstances relating to the Pandemic are unprecedented in scope, continue to evolve, and are complex and uncertain.  Our investment portfolio was affected by the deterioration in investment markets during March 2020, as well as the partial recovery in the subsquent months. In addition, we experienced both favorable and adverse effects from the Pandemic on our underwriting results and operations, as well as our financial condition, during March through June of 2020. However, we continue to believe that the Pandemic’s economic impacts on our 2020 results should be manageable. The severity, duration and long-term impacts of the Pandemic, including continued declines in general economic conditions, adverse impacts to our investment portfolio and uncertainty around possible and actual governmental responses to the crisis, may significantly affect the property and casualty insurance industry, our business, and our financial results over the intermediate and long-term. (See “Contingencies and Regulatory Matters” and “Item 1A – Risk Factors” for further discussion).

During the six months ended June 30, 2020, our net income was $75.2 million, compared to $196.4 million for the six months ended June 30, 2019, a decrease of $121.2 million, primarily due to a decrease in fair value of equity securities and, to a lesser extent, impairment losses on fixed income securities.

Operating income before interest expense and income taxes (a non-GAAP financial measure; see also “Results of Operations – Consolidated – Non-GAAP Financial Measures”) was $206.0 million for the six months ended June 30, 2020, compared to $216.8 million for the six months ended June 30, 2019, a decrease of $10.8 million. This decrease was primarily due to higher catastrophe losses and lower net investment income. These items were partially offset by lower non-catastrophe current accident year losses, primarily in our personal and commercial automobile lines, and a non-recurring premium tax benefit of $13.8 million due to a Michigan refund related to tax years 2014 through 2016. The lower current accident year losses were primarily due to a reduced level of economic activity as a result of the Pandemic.

Pre-tax catastrophe losses were $185.7 million for the six months ended June 30, 2020, compared to $99.0 million during the same period of 2019. The increase of $86.7 million was due to several wind and hail storms throughout the Midwest and Southeast, as well as from property damages related to riots and civil unrest in several major cities across the country.  Net favorable development on prior years’ loss and loss adjustment expense (“LAE”) reserves (“prior years’ loss reserves”) was $6.9 million for the six months ended June 30, 2020, while development was insignificant overall for the six months ended June 30, 2019.

Commercial Lines

Our account-focused approach to the small commercial market, distinctiveness in the middle market and continued development of specialty lines provides us with a diversified portfolio of products and delivers significant value to agents and policyholders. We continue to pursue our core strategy of developing strong partnerships with agents, enhanced franchise value through selective distribution, distinctive products and coverages, and continued investment in industry segmentation. Commercial Lines net premiums written in the first six months of 2020, were consistent with the same period in 2019. The premium growth in the first quarter of 2020 was offset by a reduction in insured business activity as a result of the Pandemic during the second quarter.

Underwriting results declined in the first six months of 2020, primarily due to higher catastrophe losses, partially offset by lower non-catastrophe current accident year losses. The lower non-catastrophe current accident year losses in our commercial automobile, specialty industrial property and marine lines were partially offset by reserve provisions for exposures related to the Pandemic. The lower current accident year losses were primarily due to a reduced level of economic activity as a result of the Pandemic.  The competitive nature of the Commercial Lines market requires us to be highly disciplined in our underwriting process to ensure that we write business at acceptable margins, and we continue to seek rate increases across our lines of business. Due to the Pandemic, and the resulting economic downturn affecting our Commercial Lines businesses, there is an increased level of uncertainty in our ability to grow our business and maintain or improve our underwriting profitability.

Personal Lines

Personal Lines focuses on partnering with high quality, value-oriented agencies that deliver consultative selling to customers and stress the importance of account rounding (the conversion of single policy customers to accounts with multiple policies and additional coverages, to address customers’ broader objectives). Approximately 85% of our policies in force have been issued to customers with multiple policies and/or coverages with us. We are focused on seeking profitable growth opportunities, building a distinctive position in the market in order to meet our customers’ needs and diversifying geographically. We continue to seek appropriate rate increases that meet or exceed underlying loss cost trends, subject to regulatory and competitive considerations. Due to the Pandemic, and the resulting economic downturn affecting our Personal Lines businesses, there is an increased level of uncertainty in our ability to grow our business and maintain or improve our underwriting profitability.

Net premiums written decreased by 2.0% in the first six months of 2020, compared to the same period in 2019.  During the second quarter of 2020, we returned approximately $30 million of premiums to our eligible personal automobile customers in all of our markets, providing financial relief during the Pandemic.  Excluding the impact of the premium refund, net written premiums increased 1.3%.  Underwriting results improved in the first six months of 2020, primarily due to lower non-catastrophe current accident year losses in our personal automobile line, a favorable change in development of prior years’ loss reserves and a non-recurring premium tax benefit, partially offset by higher catastrophe losses.  The lower personal automobile losses were due to fewer vehicles on the road as a result of the Pandemic.

Description of Operating Segments

Primary business operations include insurance products and services currently provided through three operating segments: Commercial Lines, Personal Lines and Other. Commercial Lines includes commercial multiple peril, commercial automobile, workers’ compensation and other commercial coverages, such as management and professional liability, marine, Hanover Programs, specialty industrial and commercial property, monoline general liability and surety. Personal Lines includes personal automobile, homeowners and other personal coverages, such as umbrella. Included in the “Other” segment are Opus Investment Management, Inc., which markets investment management services to institutions, pension funds, and other organizations; earnings on holding company assets; holding company and other expenses, including certain costs associated with retirement benefits due to our former life insurance employees and agents; and a run-off voluntary property and casualty pools business. We present the separate financial information of each segment consistent with the manner in which our chief operating decision maker evaluates results in deciding how to allocate resources and in assessing performance.

We report interest expense on debt separately from the earnings of our operating segments. This consists primarily of interest on our senior and subordinated debentures.

Results of Operations – Consolidated

Consolidated net income for the three months ended June 30, 2020 was $115.2 million, compared to consolidated net income of $74.0 million for the three months ended June 30, 2019, an increase of $41.2 million. This increase was primarily due to an increase in after-tax net realized and unrealized investment gains of $39.8 million, as compared to the second quarter of 2019, principally related to changes in fair value of equity securities. This increase was partially offset by operating income before interest expense and income taxes which decreased $18.1 million for the three months ended June 30, 2020. This decrease was primarily due to higher catastrophe losses and lower net investment income, partially offset by lower non-catastrophe current accident year losses, as well as a non-recurring premium tax benefit.

Consolidated net income for the six months ended June 30, 2020 was $75.2 million, compared to $196.4 million for the six months ended June 30, 2019, a decrease of $121.2 million. The year-over-year comparison of consolidated net income was primarily affected by an increase in after-tax net realized and unrealized investment losses of approximately $128 million, primarily related to the change in fair value of equity securities and, to a lesser extent, the increase in impairment losses on investments. These losses were primarily offset by operating income before interest expense and income taxes for the six months ended June 30, 2020, which decreased by $10.8 million. This decrease was primarily due to higher catastrophe losses and lower net investment income, partially offset by lower non-catastrophe current accident year losses, as well as a non-recurring premium tax benefit.

The following table reflects operating income before interest expense and income taxes for each operating segment and a reconciliation to consolidated net income from operating income before interest expense and income taxes (a non-GAAP measure).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Operating income (loss) before interest expense and income taxes:
Commercial Lines	$55.3	$72.8	$109.9	$153.0
Personal Lines	32.6	31.7	97.5	58.5
Other	1.0	2.5	(1.4)	5.3
Operating income before interest expense and income taxes	88.9	107.0	206.0	216.8
Interest expense on debt	(9.4)	(9.3)	(18.8)	(18.7)
Operating income before income taxes	79.5	97.7	187.2	198.1
Income tax expense on operating income	(16.8)	(20.0)	(37.7)	(39.7)
Operating income	62.7	77.7	149.5	158.4
Non-operating items:
Net realized and unrealized investment gains (losses)	63.7	12.1	(97.9)	60.3
Effect of new tax regulations on Chaucer gain on sale	—	(5.6)	—	(5.6)
Other non-operating	(0.1)	—	(0.1)	—
Income tax benefit (expense) on non-operating items	(11.0)	0.8	25.1	(5.5)
Income from continuing operations, net of taxes	115.3	85.0	76.6	207.6
Discontinued operations (net of taxes):
Sale of Chaucer business	—	(9.9)	—	(9.0)
Loss from Chaucer business	—	(0.2)	—	(0.5)
Loss from discontinued life businesses	(0.1)	(0.9)	(1.4)	(1.7)
Net income	$115.2	$74.0	$75.2	$196.4

Non-GAAP Financial Measures

In addition to consolidated net income, discussed above, we assess our financial performance based upon pre-tax “operating income,” and we assess the operating performance of each of our three operating segments based upon the pre-tax operating income (loss) generated by each segment. As reflected in the table above, operating income before interest and taxes excludes interest expense on debt and certain other items which we believe are not indicative of our core operations, such as net realized and unrealized investment gains and losses. Such gains and losses are excluded since they are determined by interest rates, financial markets and the timing of sales. Also, operating income before interest and taxes excludes net gains and losses on disposals of businesses, gains and losses related to the repayment of debt, discontinued operations, costs to acquire businesses, restructuring costs, the cumulative effect of accounting changes and certain other items. Although the items excluded from operating income before interest and taxes are important components in understanding and assessing our overall financial performance, we believe a discussion of operating income before taxes enhances an investor’s understanding of our results of operations by highlighting net income attributable to the core operations of the business. However, operating income before interest and taxes, which is a non-GAAP measure, should not be construed as a substitute for income before income taxes or income from continuing operations, and operating income should not be construed as a substitute for net income.

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

The following table summarizes the results of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Operating revenues
Net premiums written	$1,081.0	$1,137.8	$2,217.9	$2,235.8
Net premiums earned	$1,096.6	$1,111.0	$2,238.0	$2,206.1
Net investment income	57.7	69.6	127.3	139.8
Other income	6.3	5.9	13.1	11.9
Total operating revenues	1,160.6	1,186.5	2,378.4	2,357.8
Losses and operating expenses
Losses and LAE	712.0	717.7	1,440.2	1,417.3
Amortization of deferred acquisition costs	237.3	230.5	474.2	460.0
Other operating expenses	122.4	131.3	258.0	263.7
Total losses and operating expenses	1,071.7	1,079.5	2,172.4	2,141.0
Operating income before interest expense and income taxes	$88.9	$107.0	$206.0	$216.8

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Operating income before interest expense and income taxes was $88.9 million in the three months ended June 30, 2020, compared to $107.0 million in the three months ended June 30, 2019, a decrease of $18.1 million. This decrease was primarily due to higher catastrophe losses and lower net investment income, partially offset by lower non-catastrophe current accident year losses and a non-recurring premium tax benefit. The lower non-catastrophe current accident year losses are primarily due to lower personal and commercial automobile losses and lower large property loss activity in our commercial multiple peril and marine lines, partially offset by additional reserve provisions for exposures related to the Pandemic. The lower current accident year losses were primarily due to a reduced level of economic activity as a result of the Pandemic.

Net premiums written decreased $56.8 million in the three months ended June 30, 2020, compared to the three months ended June 30, 2019, primarily due to the aforementioned premium refund and economic impacts of the Pandemic in both our Commercial and Personal Lines segments.

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

	Three Months Ended June 30, 2020
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$726.4	$614.9	$658.6	9.8	62.2	34.4	96.6
Personal Lines	497.6	466.1	438.0	18.9	69.0	26.7	95.7
Total	$1,224.0	$1,081.0	$1,096.6	13.5	64.9	31.3	96.2

	Three Months Ended June 30, 2019
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$749.5	$644.7	$658.8	3.5	61.0	34.4	95.4
Personal Lines	522.0	493.1	452.2	8.1	69.8	27.2	97.0
Total	$1,271.5	$1,137.8	$1,111.0	5.4	64.6	31.5	96.1

The following table summarizes net premiums written, and loss and LAE and catastrophe loss ratios by line of business for the Commercial Lines and Personal Lines segments. Loss and LAE and catastrophe loss ratios include prior year reserve development.

	Three Months Ended June 30,
	2020			2019
(dollars in millions)	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios
Commercial Lines:
Commercial multiple peril	$204.3	73.8	23.1	$210.7	62.5	7.3
Commercial automobile	77.7	65.3	0.7	77.9	72.8	1.1
Workers’ compensation	65.2	46.7	—	78.9	53.4	—
Other commercial	267.7	55.9	4.5	277.2	58.3	2.2
Total Commercial Lines	$614.9	62.2	9.8	$644.7	61.0	3.5
Personal Lines:
Personal automobile	$276.8	51.9	1.9	$310.4	70.8	0.7
Homeowners	173.7	100.2	48.0	169.1	70.6	22.2
Other personal	15.6	31.3	5.2	13.6	34.2	3.5
Total Personal Lines	$466.1	69.0	18.9	$493.1	69.8	8.1

The following table summarizes GAAP underwriting results for the Commercial Lines, Personal Lines and Other segments and reconciles them to operating income before interest expense and income taxes.

	Three Months Ended June 30,
	2020				2019
(in millions)	Commercial Lines	Personal Lines	Other	Total	Commercial Lines	Personal Lines	Other	Total
Underwriting profit (loss), excluding prior year reserve development and catastrophes	$81.0	$100.3	$(0.1)	$181.2	$48.1	$50.8	$—	$98.9
Prior year favorable (unfavorable) loss and LAE reserve development on non-catastrophe losses	5.1	0.1	(0.3)	4.9	4.0	(3.3)	(0.3)	0.4
Prior year favorable catastrophe development	6.0	1.0	—	7.0	5.3	1.7	—	7.0
Current year catastrophe losses	(70.8)	(84.0)	—	(154.8)	(28.3)	(38.3)	—	(66.6)
Underwriting profit (loss)	21.3	17.4	(0.4)	38.3	29.1	10.9	(0.3)	39.7
Net investment income	37.9	16.5	3.3	57.7	44.4	19.7	5.5	69.6
Fees and other income	2.4	1.8	2.1	6.3	2.0	2.7	1.2	5.9
Other operating expenses	(6.3)	(3.1)	(4.0)	(13.4)	(2.7)	(1.6)	(3.9)	(8.2)
Operating income before interest expense and income taxes	$55.3	$32.6	$1.0	$88.9	$72.8	$31.7	$2.5	$107.0

Commercial Lines

Commercial Lines net premiums written were $614.9 million in the three months ended June 30, 2020, compared to $644.7 million in the three months ended June 30, 2019. This $29.8 million decrease was primarily driven by the reduction in insured business activity during the period as a result of the Pandemic.

Commercial Lines underwriting profit for the three months ended June 30, 2020 was $21.3 million, compared to $29.1 million for the three months ended June 30, 2019, a decrease of $7.8 million. Catastrophe losses for the three months ended June 30, 2020 were $64.8 million, compared to $23.0 million for the three months ended June 30, 2019. The $41.8 million increase was primarily driven by property damages related to riots and civil unrest in several major cities across the country.

Commercial Lines current accident year underwriting profit, excluding catastrophes, was $81.0 million for the three months ended June 30, 2020, compared to $48.1 million for the three months ended June 30, 2019. This $32.9 million increase was primarily driven by lower non-catastrophe current accident year losses.  The lower non-catastrophe current accident year losses were due to lower loss activity in our commercial multiple peril, workers’ compensation, marine and commercial automobile lines, primarily due to a reduced level of economic activity as a result of the Pandemic. This lower loss activity was partially offset by approximately $6 million of additional reserve provisions for exposures related to the Pandemic, reflected in our workers’ compensation line.

We continue to manage underwriting performance through increased rates, pricing segmentation, specific underwriting actions and targeted new business growth. Our ability to achieve overall rate increases is affected by many factors, including regulatory activity and the current competitive pricing environment, particularly within the workers’ compensation line. Due to the Pandemic and the resulting economic downturn affecting our Commercial Lines segment, there is an increased level of uncertainty in our ability to grow our business and maintain or improve our underwriting profitability. The extent and duration of the Pandemic's future disruption to our businesses are unknown and may result in continued moderation in claims volumes due to a substantial reduction in business activity, for example, less traffic and congestion on the roads may result in fewer accidents involving our insureds in our commercial automobile line. In addition, a reduction in our insured's underlying business activity, as well as the inability of certain businesses to restart operations and recover from the economic impacts of the prolonged stay-at-home orders, may result in a significant reduction in our future commercial multiple peril, workers' compensation and general liability premium levels.

Personal Lines

Personal Lines net premiums written were $466.1 million in the three months ended June 30, 2020, compared to $493.1 million in the three months ended June 30, 2019, a decrease of $27.0 million. This was due to the premium refund on personal automobile policies.

Net premiums written in the personal automobile line of business for the three months ended June 30, 2020 were $276.8 million, compared to $310.4 million for the three months ended June 30, 2019, a decrease of $33.6 million. This was primarily due to the personal automobile policy premium refund of $29.4 million. Personal automobile policies in force decreased by 0.1%.  Net premiums written in the homeowners line of business for the three months ended June 30, 2020 were $173.7 million, compared to $169.1 million for the three months ended June 30, 2019, an increase of $4.6 million. This was attributable to rate increases and an increase in policies in force of 0.8%.

Personal Lines underwriting profit for the three months ended June 30, 2020 was $17.4 million, compared to $10.9 million for the three months ended June 30, 2019, an increase of $6.5 million. Catastrophe losses for the three months ended June 30, 2020 were $83.0 million, compared to $36.6 million for the three months ended June 30, 2019, an increase of $46.4 million primarily due to several wind and hail storms throughout the Midwest and Southeast. Favorable development on prior year’s loss reserves for the three months ended June 30, 2020 was $0.1 million, compared to unfavorable development of $3.3 million for the three months ended June 30, 2019, a favorable change of $3.4 million.

Personal Lines current accident year underwriting profit, excluding catastrophes, was $100.3 million for the three months ended June 30, 2020, compared to $50.8 million for the three months ended June 30, 2019. This $49.5 million increase was primarily due to lower current accident year losses in our personal automobile line and a non-recurring premium tax benefit. The lower personal automobile losses were due to fewer vehicles on the road as a result of the Pandemic. The non-recurring premium tax benefit of $13.8 million was due to a Michigan refund related to tax years 2014 through 2016.

We have been able to obtain rate increases in our Personal Lines markets and believe that our ability to obtain increases will continue over the long term. Our ability to maintain Personal Lines net premiums written may be affected, however, by price competition, and regulatory and legal activity and developments. See “Contingencies and Regulatory Matters.” Additionally, these factors along with weather-related loss volatility may also affect our ability to maintain and improve underwriting results. We monitor these trends and consider them in our rate actions. Due to the Pandemic and the resulting economic downturn affecting our Personal Lines segment, there is an increased level of uncertainty in our ability to retain or grow our business and maintain or improve our underwriting profitability. The extent and duration of the Pandemic's future disruption to our businesses are unknown and may result in a continued moderation in claims volumes due to a substantial reduction in customer activity, for example, lower miles driven by the insureds in our personal automobile line.

In addition, and as discussed under “Risk Factors – Michigan PIP Reform” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, Michigan enacted major reforms of its current system governing personal and commercial automobile insurance in 2019. Michigan business represents 46% of our total personal automobile net premiums written. As of June 30, 2020, the net impact of these reforms is not significant to our total net premiums written and underwriting income.

Other

Our Other segment had operating income of $1.0 million for the three months ended June 30, 2020, compared to $2.5 million for the three months ended June 30, 2019, a decline of $1.5 million. The decline was primarily due to lower net investment income as a result of the deployment of proceeds from the sale of our former Chaucer business in the prior year.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Operating income before interest expense and income taxes was $206.0 million in the six months ended June 30, 2020, compared to $216.8 million in the six months ended June 30, 2019, a decrease of $10.8 million. This decrease was primarily due to higher catastrophe losses and lower net investment income, partially offset by lower non-catastrophe current accident year losses, primarily in our personal and commercial automobile lines, and a non-recurring premium tax benefit. The increase in catastrophe losses is due to several wind and hail storms throughout the Midwest and Southeast and property damages related to riots and civil unrest in several major cities across the country. The lower current accident year losses were primarily due to a reduced level of economic activity as a result of the Pandemic.

Net premiums written decreased by $17.9 million in the six months ended June 30, 2020, compared to the six months ended June 30, 2019.  The personal automobile premium refund and reduction in commercial insured business activity during the second quarter as a result of the Pandemic more than offset the premium growth in the first quarter in both our Commercial and Personal Lines segments.

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

	Six Months Ended June 30, 2020
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$1,556.9	$1,322.5	$1,334.5	6.6	63.2	34.2	97.4
Personal Lines	956.0	895.4	903.5	10.7	65.7	27.1	92.8
Total	$2,512.9	$2,217.9	$2,238.0	8.3	64.4	31.3	95.7

	Six Months Ended June 30, 2019
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$1,529.0	$1,322.1	$1,311.2	2.5	60.1	34.7	94.8
Personal Lines	968.8	913.7	894.9	7.3	70.2	27.4	97.6
Total	$2,497.8	$2,235.8	$2,206.1	4.5	64.2	31.7	95.9

The following table summarizes net premiums written, and loss and LAE and catastrophe loss ratios by line of business for the Commercial Lines and Personal Lines segments. Loss and LAE and catastrophe loss ratios include prior year reserve development.

	Six Months Ended June 30,
	2020			2019
(dollars in millions)	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios
Commercial Lines:
Commercial multiple peril	$439.2	73.9	14.7	$434.3	60.5	5.8
Commercial automobile	167.6	68.7	0.5	163.7	72.7	0.6
Workers’ compensation	162.1	50.9	—	172.0	53.7	—
Other commercial	553.6	56.3	3.8	552.1	57.9	1.3
Total Commercial Lines	$1,322.5	63.2	6.6	$1,322.1	60.1	2.5
Personal Lines:
Personal automobile	$556.2	60.7	1.2	$587.1	71.9	0.5
Homeowners	311.3	77.3	27.9	302.7	68.9	20.3
Other personal	27.9	29.5	3.4	23.9	44.1	2.7
Total Personal Lines	$895.4	65.7	10.7	$913.7	70.2	7.3

The following table summarizes GAAP underwriting results for the Commercial Lines, Personal Lines and Other segments and reconciles them to operating income (loss) before interest expense and income taxes.

	Six Months Ended June 30,
	2020				2019
(in millions)	Commercial Lines	Personal Lines	Other	Total	Commercial Lines	Personal Lines	Other	Total
Underwriting profit (loss), excluding prior year reserve development and catastrophes	$111.5	$156.9	$(0.1)	$268.3	$87.7	$93.0	$—	$180.7
Prior year favorable (unfavorable) loss and LAE reserve development on non-catastrophe losses	8.8	1.7	(3.6)	6.9	11.5	(10.8)	(0.6)	0.1
Prior year favorable (unfavorable) catastrophe development	9.3	(2.3)	—	7.0	18.8	1.7	—	20.5
Current year catastrophe losses	(97.9)	(94.8)	—	(192.7)	(52.2)	(67.3)	—	(119.5)
Underwriting profit (loss)	31.7	61.5	(3.7)	89.5	65.8	16.6	(0.6)	81.8
Net investment income	84.3	36.8	6.2	127.3	88.7	39.4	11.7	139.8
Fees and other income	4.8	4.5	3.8	13.1	4.0	5.5	2.4	11.9
Other operating expenses	(10.9)	(5.3)	(7.7)	(23.9)	(5.5)	(3.0)	(8.2)	(16.7)
Operating income (loss) before interest expense and income taxes	$109.9	$97.5	$(1.4)	$206.0	$153.0	$58.5	$5.3	$216.8

Commercial Lines

Commercial Lines net premiums written were $1,322.5 million in the six months ended June 30, 2020, compared to $1,322.1 million in the six months ended June 30, 2019.  The premium growth in the first quarter of 2020 was offset by a reduction in insured business activity as a result of the Pandemic during the second quarter.

Commercial Lines underwriting income for the six months ended June 30, 2020 was $31.7 million, compared to $65.8 million for the six months ended June 30, 2019, a decrease of $34.1 million. Catastrophe losses for the six months ended June 30, 2020 were $88.6 million, compared to $33.4 million for the six months ended June 30, 2019.  The $55.2 million increase was primarily due to property damages related to the riots and civil unrest in several major cities across the country. Favorable development on prior years’ loss reserves for the six months ended June 30, 2020 was $8.8 million, compared to $11.5 million for the six months ended June 30, 2019, a change of $2.7 million.

Commercial Lines current accident year underwriting profit, excluding catastrophes, was $111.5 million for the six months ended June 30, 2020, compared to $87.7 million for the six months ended June 30, 2019, an increase of $23.8 million primarily due to lower current accident year losses.  The lower current year non-catastrophe losses were primarily due to lower commercial automobile losses and lower large property loss activity in our specialty industrial property and marine lines, partially offset by reserve provisions for exposures due to the Pandemic. These reserve provisions of approximately $19 million were primarily reflected in our workers’ compensation, healthcare, commercial multiple peril, management and professional liability and surety lines. The lower current accident year losses were primarily due to a reduced level of economic activity as a result of the Pandemic.

Personal Lines

Personal Lines net premiums written were $895.4 million in the six months ended June 30, 2020, compared to $913.7 million in the six months ended June 30, 2019, a decrease of $18.3 million. During the second quarter of 2020, we returned approximately $30 million of premiums to our eligible Personal Lines customers in all our markets, providing financial relief during the Pandemic.  Excluding the impact of the premium refund, net written premiums would have increased 1.2%.

Personal Lines underwriting profit for the six months ended June 30, 2020 was $61.5 million, compared to $16.6 million for the six months ended June 30, 2019, an increase of $44.9 million. Catastrophe losses for the six months ended June 30, 2020 were $97.1 million, compared to $65.6 million for the six months ended June 30, 2019. The increase of $31.5 million was primarily due to several wind and hail storms throughout the Midwest and Southeast. Favorable development on prior years’ loss reserves for the six months ended June 30, 2020 was $1.7 million, compared to unfavorable development of $10.8 million for the six months ended June 30, 2019, a favorable change of $12.5 million.

Personal Lines current accident year underwriting profit, excluding catastrophes, was $156.9 million in the six months ended June 30, 2020, compared to $93.0 million in the six months ended June 30, 2019. This $63.9 million increase was primarily due to lower current accident year losses in our personal automobile line and a non-recurring premium tax benefit.  Personal automobile losses were lower due to fewer vehicles on the road as a result of the Pandemic.

Other

Our Other segment had an operating loss of $1.4 million for the six months ended June 30, 2020, compared to operating income of $5.3 million for the six months ended June 30, 2019. The decline of $6.7 million was primarily due to lower net investment income as a result of the deployment of proceeds from the sale of our former Chaucer business in the prior year.

Reserve for Losses and Loss Adjustment Expenses

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses.

	Six Months Ended
	June 30,
(in millions)	2020	2019
Gross loss and LAE reserves, beginning of period	$5,654.4	$5,304.1
Reinsurance recoverable on unpaid losses	1,574.8	1,472.6
Net loss and LAE reserves, beginning of period	4,079.6	3,831.5
Net incurred losses and LAE in respect of losses occurring in:
Current year	1,454.1	1,437.9
Prior year non-catastrophe loss development	(6.9)	(0.1)
Prior year catastrophe development	(7.0)	(20.5)
Total incurred losses and LAE	1,440.2	1,417.3
Net payments of losses and LAE in respect of losses occurring in:
Current year	468.6	497.0
Prior years	788.5	778.4
Total payments	1,257.1	1,275.4
Net reserve for losses and LAE, end of period	4,262.7	3,973.4
Reinsurance recoverable on unpaid losses	1,574.6	1,505.1
Gross reserve for losses and LAE, end of period	$5,837.3	$5,478.5

The table below summarizes the gross reserve for losses and LAE by line of business.

	June 30,	December 31,
(in millions)	2020	2019
Commercial multiple peril	$1,181.4	$1,122.0
Workers’ compensation	700.0	698.2
Commercial automobile	433.9	427.0
Other commercial lines:
Hanover Programs	525.4	512.9
Management and professional liability	317.6	281.5
Monoline general liability	270.8	265.5
Umbrella	196.7	197.9
Marine	96.6	95.9
Surety	79.5	76.9
Specialty industrial and commercial property	79.5	71.1
Other lines	31.7	28.4
Total other commercial lines	1,597.8	1,530.1
Total Commercial Lines	3,913.1	3,777.3
Personal automobile	1,627.7	1,645.1
Homeowners and other personal	255.9	194.3
Total Personal Lines	1,883.6	1,839.4
Total Other Segment	40.6	37.7
Total loss and LAE reserves	$5,837.3	$5,654.4

“Other commercial lines – Other lines” in the table above is primarily comprised of fidelity and crime lines of business. Loss and LAE reserves in our “Total Other Segment” relate to our run-off voluntary assumed property and casualty reinsurance pools business.

The following table summarizes prior year (favorable) unfavorable development for the periods indicated:

	Six Months Ended June 30,
	2020			2019
(in millions)	Loss & LAE	Catastrophe	Total	Loss & LAE	Catastrophe	Total
Commercial Lines	$(8.8)	$(9.3)	$(18.1)	$(11.5)	$(18.8)	$(30.3)
Personal Lines	(1.7)	2.3	0.6	10.8	(1.7)	9.1
Other Segment	3.6	—	3.6	0.6	—	0.6
Total prior year favorable development	$(6.9)	$(7.0)	$(13.9)	$(0.1)	$(20.5)	$(20.6)

It is not possible to know whether the factors that affected loss reserves in the first six months of 2020 will also occur in future periods. We encourage you to read our 2019 Annual Report on Form 10-K for more information about our reserving process and the judgments, uncertainties and risks associated therewith.

Catastrophe Loss Development

In the six months ended June 30, 2020 and 2019, favorable catastrophe development was $7.0 and $20.5 million, respectively. The favorable catastrophe development during the six months ended June 30, 2020 was primarily due to lower than expected losses related to certain 2017 and 2019 wind storms, winter storms and hurricanes. The favorable catastrophe development during the six months ended June 30, 2019 was primarily due to lower than expected losses related to the 2017 and 2018 California wildfires, including the sale of subrogation rights on certain California wildfire losses.

2020 Loss and LAE Development, excluding catastrophes

For the six months ended June 30, 2020, net favorable loss and LAE development, excluding catastrophes, was $6.9 million. Lower than expected losses in the workers’ compensation line of $15.8 million in accident years 2016 through 2019 and other commercial lines were partially offset by higher than expected losses in the commercial and personal automobile lines and the commercial multiple peril line. Within other commercial lines, lower than expected losses in our marine line of $11.5 million, in accident years 2017 through 2019, and commercial miscellaneous property line were partially offset by higher than expected losses in the general liability lines. The adverse prior year development for our Other Segment was due to our run-off voluntary assumed property and casualty reinsurance pools business primarily based on an updated third-party actuarial study received in the first quarter of 2020 for the legacy ECRA pool that primarily consists of asbestos and environmental exposures.

2019 Loss and LAE Development, excluding catastrophes

For the six months ended June 30, 2019, net favorable loss and LAE development, excluding catastrophes, was $0.1 million. Lower than expected losses in the workers’ compensation line of $10.7 million in accident years 2017 and 2018 and the commercial multiple peril line were substantially offset by higher than expected losses in the personal and commercial automobile lines. In addition, Other Segment unfavorable development of $0.6 million was due to adverse loss trends in our run-off voluntary assumed property and casualty reinsurance pools business which includes asbestos and environmental reserves.

Reinsurance Recoverables

Reinsurance recoverables were $1,813.7 million and $1,814.0 million at June 30, 2020 and December 31, 2019, respectively, of which $78.2 million and $89.8 million represent billed recoverables.  A reinsurance recoverable is billed after an eligible reinsured claim is paid by an insurer. Billed reinsurance recoverables related to the MCCA were $38.9 million and $29.2 million at June 30, 2020 and December 31, 2019, respectively, and billed non-MCCA reinsurance recoverables totaled $39.3 million and $60.6 million at June 30, 2020 and December 31, 2019, respectively.  At June 30, 2020, $0.8 million of the billed non-MCCA recoverables were outstanding greater than 90 days, whereas at December 31, 2019, there were no balances outstanding greater than 90 days.

Investments

Investment Results

Net investment income before income taxes was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Fixed maturities	$56.2	$57.8	$112.4	$115.8
Mortgage loans	4.3	4.0	8.6	7.9
Equity securities	3.6	4.0	7.4	7.6
Limited partnerships	(4.6)	4.8	2.0	9.3
Other investments	0.8	1.1	1.7	3.2
Investment expenses	(2.6)	(2.1)	(4.8)	(4.0)
Net investment income	$57.7	$69.6	$127.3	$139.8
Earned yield, fixed maturities	3.45%	3.57%	3.45%	3.59%
Earned yield, total portfolio	2.99%	3.67%	3.30%	3.66%

The decrease in net investment income for the three and six months ended June 30, 2020 was primarily due to lower partnership income and the deployment of Chaucer proceeds during 2019 for accelerated share repurchases and special dividends, as well as the impact of lower new money yields. These decreases were partially offset by the continued investment of operational cash flows. Income from limited partnerships is recorded one quarter in arrears as financial information is provided by the partnership on a two or three month lag. Therefore, limited partnership results in the second quarter of 2020 reflect lower valuations due to Pandemic-related business and financial market disruptions experienced during the first quarter of 2020. We expect average fixed income yields to continue to decline as new money rates remain lower than embedded book yield.

Investment Portfolio

We held cash and investment assets diversified across several asset classes, as follows:

	June 30, 2020		December 31, 2019
(dollars in millions)	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
Fixed maturities, at fair value	$7,079.0	83.4%	$6,687.1	81.4%
Equity securities, at fair value	458.9	5.4	575.7	7.0
Mortgage and other loans	458.9	5.4	441.2	5.4
Other investments	304.7	3.6	292.0	3.6
Cash and cash equivalents	182.6	2.2	215.7	2.6
Total cash and investments	$8,484.1	100.0%	$8,211.7	100.0%

Cash and Investments

Total cash and investments increased $272.4 million, or 3.3%, for the six months ended June 30, 2020, as compared to December 31, 2019, primarily due to operational cashflows and market value appreciation, partially offset by the funding of financing activities, including dividend payments and stock repurchases.

The following table provides information about the investment types of our fixed maturities portfolio:

	June 30, 2020
(in millions) Investment Type	Amortized Cost, net of Allowance for Credit Losses	Fair Value	Net Unrealized Gains	Change in Net Unrealized For the Year
U.S. Treasury and government agencies	$286.8	$306.9	$20.1	$12.3
Foreign government	4.2	4.7	0.5	0.1
Municipals:
Taxable	874.2	922.7	48.5	23.3
Tax-exempt	44.0	45.6	1.6	0.4
Corporate	3,771.4	4,061.0	289.6	131.9
Asset-backed:
Residential mortgage-backed	922.3	964.5	42.2	26.2
Commercial mortgage-backed	659.2	706.1	46.9	21.4
Asset-backed	65.4	67.5	2.1	1.0
Total fixed maturities	$6,627.5	$7,079.0	$451.5	$216.6

The increase in net unrealized gains on fixed maturities was primarily due to lower prevailing interest rates partially offset by wider credit spreads.

Amortized cost and fair value by rating category were as follows:

		June 30, 2020			December 31, 2019
(dollars in millions) NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost, net of Allowance for Credit Losses	Fair Value	% of Total Fair Value	Amortized Cost	Fair Value	% of Total Fair Value
1	Aaa/Aa/A	$4,373.6	$4,670.7	66.0%	$4,373.0	$4,522.7	67.6%
2	Baa	1,974.0	2,121.1	30.0	1,785.2	1,857.6	27.8
3	Ba	160.0	162.9	2.3	160.2	167.6	2.6
4	B	109.8	113.3	1.6	130.2	135.2	2.0
5	Caa and lower	9.6	9.3	0.1	2.0	2.2	—
6	In or near default	0.5	1.7	—	1.6	1.8	—
Total fixed maturities		$6,627.5	$7,079.0	100.0%	$6,452.2	$6,687.1	100.0%

Based on ratings by the National Association of Insurance Commissioners (“NAIC”), approximately 96% and 95% of the fixed maturity portfolio consisted of investment grade securities at June 30, 2020 and December 31, 2019, respectively. The quality of our fixed maturity portfolio remains strong based on ratings, capital structure position, support through guarantees, underlying security, issuer diversification and yield curve position.

Our investment portfolio primarily consists of fixed maturity securities whose fair value is susceptible to market risk, including interest rate changes. See also “Quantitative and Qualitative Disclosures about Market Risk” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2019 Annual Report on Form 10-K. Duration is a measurement used to quantify our inherent interest rate risk and analyze invested assets relative to our reserve liabilities.

The duration of our fixed maturity portfolio was as follows:

	June 30, 2020			December 31, 2019
(dollars in millions) Duration	Amortized Cost, net of Allowance for Credit Losses	Fair Value	% of Total Fair Value	Amortized Cost	Fair Value	% of Total Fair Value
0-2 years	$1,666.9	$1,720.8	24.3%	$1,253.1	$1,276.0	19.1%
2-4 years	1,589.0	1,690.1	23.9	1,811.9	1,872.9	28.0
4-6 years	1,620.5	1,762.9	24.9	1,841.2	1,917.0	28.7
6-8 years	1,009.7	1,119.6	15.8	1,113.9	1,177.2	17.6
8-10 years	558.0	587.2	8.3	316.2	322.2	4.8
10+ years	183.4	198.4	2.8	115.9	121.8	1.8
Total fixed maturities	$6,627.5	$7,079.0	100.0%	$6,452.2	$6,687.1	100.0%
Weighted average duration		4.4			4.3

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

Other investments consist primarily of our interest in corporate middle market and real estate limited partnerships. Corporate middle market limited partnerships may invest in senior or subordinated debt, preferred or common equity or a combination thereof, of middle market businesses. Real estate limited partnerships hold equity ownership positions in real properties and invest in debt secured by real properties. Our limited partnerships are generally accounted for under the equity method, or as a practical expedient using the fund’s net asset value, with financial information provided by the partnership on a two or three month lag.

Although we expect to invest new funds primarily in investment grade fixed maturities, we have invested, and expect to continue to invest, a portion of funds in limited partnerships, common equity securities, below investment grade fixed maturities and other investment assets.

Impairments

For the three months ended June 30, 2020, we recognized a $1.4 million net decrease in credit losses on fixed maturities, primarily resulting from increased market values during the quarter. For the six months ended June 30, 2020, we recognized $27.1 million of impairments, consisting primarily of $20.8 million on fixed maturities and $4.8 million on mortgage loans. Impairments on fixed maturities included $16.2 million categorized as intend-to-sell and $4.6 million of credit-related losses, primarily in the energy sector, and to a lesser degree, consumer non-cyclical and consumer cyclical sectors.  For the three and six months ended June 30, 2019, we recognized $0.4 million of other-than-temporary impairments on corporate fixed maturity securities.  At June 30, 2020 and December 31, 2019, the allowance for credit losses on mortgage loans was $6.1 million and $1.3 million, respectively.  The allowance for credit losses on available-for-sale securities was $3.8 million at June 30, 2020.  There was no allowance for credit losses on available-for-sale securities at December 31, 2019.

The carrying values of fixed maturity securities on non-accrual status at June 30, 2020 and December 31, 2019 were not material. The effects of non-accruals for the six months ended June 30, 2020 and 2019, compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities, were also not material. Any defaults in the fixed maturities portfolio in future periods may negatively affect investment income.

Unrealized Losses

Gross unrealized losses on fixed maturities at June 30, 2020 were $4.3 million, a decrease of $3.3 million compared to December 31, 2019, primarily attributable to lower interest rates, partially offset by wider credit spreads. At June 30, 2020, gross unrealized losses consisted primarily of $3.7 million on corporate fixed maturities.  See Note 3 – “Investments” in the Notes to Interim Consolidated Financial Statements.

We view gross unrealized losses on fixed maturities as non-credit related since it is our assessment that these securities will recover, allowing us to realize their anticipated long-term economic value. Further, we do not intend to sell, nor is it more likely than not we will be required to sell, such debt securities before this expected recovery of amortized cost (See also “Liquidity and Capital Resources”). Inherent in our assessment are the risks that market factors may differ from our expectations; the global economic downturn resulting from the Pandemic is longer and more severe than current expectations; we may decide to subsequently sell a security for unforeseen business needs; or changes in the credit assessment from our original assessment may lead us to determine that a sale at the current value would maximize recovery on such investments. To the extent that there are such adverse changes, an impairment would be recognized as a realized loss. Although unrealized losses on fixed maturities are not reflected in the results of financial operations until they are realized, the fair value of the underlying investment, which does reflect the unrealized loss, is reflected in our Consolidated Balance Sheets.

The following table sets forth gross unrealized losses for fixed maturities by maturity period at June 30, 2020 and December 31, 2019.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers.

	June 30,	December 31,
(in millions)	2020	2019
Due after one year through five years	$1.9	$1.1
Due after five years through ten years	1.9	3.3
Due after ten years	0.2	2.0
	4.0	6.4
Mortgage-backed and asset-backed securities	0.3	1.2
Total fixed maturities	$4.3	$7.6

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

In the first six months of 2020, the Pandemic resulted in significant economic disruption due to various government-mandated emergency orders, consumer and business uncertainty, and forced business closures. Financial markets have substantially recovered from the significant declines experienced earlier in the year, however the economic outlook remains uncertain. Unemployment rates remain elevated, many corporations have eliminated forward revenue and earnings guidance, several foreign countries have placed restrictions on travel by U.S. citizens and many small businesses remain closed.  A resurgence of the infection rate in many southern and western U.S. states has added to the uncertainty of timing of re-opening of businesses and schools. While the U.S. government and its agencies have taken extraordinary measures to stabilize the economy, it is unclear whether such actions will be sufficient to minimize the economic recession in the near and intermediate term, and what effect such unprecedented events will ultimately have on our investment portfolio.

Due to the Pandemic, global monetary policies have become extremely accommodative in support of financial market stability. Major central banks have lowered interest rates, relaxed collateral requirements and instituted various asset purchase programs to stabilize financial markets and support economic growth. In the U.S., for example, the Federal Reserve (the “Fed”) is maintaining its federal funds target range at 0% to 0.25%. The Fed has also offered support for the flow of credit to households and businesses by providing up to $2.3 trillion in loans to support the economy and assist households and employers, and bolster state and local governments to deliver critical services during the Pandemic.

Fiscal stimulus by major market economies has also been enacted.  The U.S. has declared a national emergency and earmarked approximately $50 billion in emergency funding, Congress provided a $2.2 trillion stimulus package to support households and businesses and the U.S. gave individuals and small businesses a three-month tax deferral, among other measures. In May, the House of Representatives passed an additional stimulus relief package that includes $3.0 trillion of support for essential workers in the form of hazard pay, funding for state and local governments and continued small business and household assistance.

Fundamental conditions in certain corporate sectors are particularly tenuous, especially in the energy sector where the decline in global demand has driven meaningful declines in the value of our holdings of related fixed maturities.  Further, the lodging, restaurant and transportation services subsectors are severely impacted by the Pandemic. While we may experience defaults on fixed income securities, particularly with respect to non-investment grade debt securities, it is difficult to foresee which issuers, industries or markets will be most affected. As a result, the value of our fixed maturity portfolio could change rapidly in ways we cannot currently anticipate, and we could incur additional realized and unrealized losses in future periods.

Other Items

Net income also included the following items:

	Three Months Ended June 30,
(in millions)	Commercial Lines	Personal Lines	Other	Discontinued Operations	Total
2020
Net realized and unrealized investment gains (losses)	$48.4	$19.8	$(4.5)	$—	$63.7
Discontinued life businesses	—	—	—	(0.1)	(0.1)

2019
Net realized and unrealized investment gains	$11.9	$—	$0.2	$—	$12.1
Discontinued operations - Chaucer business, including sale, net of taxes	—	—	—	(10.1)	(10.1)
Discontinued life businesses	—	—	—	(0.9)	(0.9)

	Six Months Ended June 30,
(in millions)	Commercial Lines	Personal Lines	Other	Discontinued Operations	Total
2020
Net realized and unrealized investment losses	$(65.4)	$(28.1)	$(4.4)	$—	$(97.9)
Discontinued life businesses	—	—	—	(1.4)	(1.4)

2019
Net realized and unrealized investment gains (losses)	$45.9	$15.1	$(0.7)	$—	$60.3
Discontinued operations - Chaucer business, including sale, net of taxes	—	—	—	(9.5)	(9.5)
Discontinued life businesses	—	—	—	(1.7)	(1.7)

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

Net realized and unrealized gains on investment were $63.7 million for the three months ended June 30, 2020, compared to $12.1 million for the three months ended June 30, 2019. Net realized and unrealized gains in both 2020 and 2019 were primarily due to changes in the fair value of equity securities.

Net realized and unrealized losses on investment were $97.9 million for the six months ended June 30, 2020, compared to net realized and unrealized gains of $60.3 million for the six months ended June 30, 2019. For the six months ended June 30, 2020, net realized and unrealized losses were primarily due to changes in the fair value of equity securities and, to a lesser extent, from impairment losses on investments. For the six months ended June 30, 2019, net realized and unrealized gains were primarily due to changes in the fair value of equity securities.

Discontinued operations in 2020 include our discontinued accident and health and life businesses. In 2019, our discontinued operations primarily included our former Chaucer business and, to a lesser extent, our discontinued life business. For the three months and six months ended June 30, 2019, results related to our discontinued Chaucer business, including the sale, net of taxes, primarily reflects a revision to our best estimate of Chaucer’s 2018 catastrophe losses, which reduced our estimate of pre-tax contingent proceeds by $13.5 million. This was partially offset by gains from the sale of the Chaucer-related Australian entity in both the three and six month periods, and by the gain from the sale of the Chuacer-related Irish entity for the six month period.  Losses of $1.4 million and $1.7 million in the discontinued life businesses for the six months ended June 30, 2020 and 2019, respectively, primarily reflect adverse loss trends related to the long-term care pool.

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

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

The provision for income taxes from continuing operations was an expense of $27.8 million and $24.8 million for the three months ended June 30, 2020 and 2019, respectively. These provisions resulted in consolidated effective federal tax rates of 19.4% and 22.6% for the three months ended June 30, 2020 and 2019, respectively. These provisions reflect benefits related to tax planning strategies implemented in prior years of $2.5 million and $3.4 million for the three months ended June 30, 2020 and 2019, respectively. In addition, the provision for 2019 includes a charge of $5.6 million, which reflects the effect of changes in the tax law related to the 2018 sale of Chaucer.  Lastly, the provision for 2019 also includes excess tax benefits related to stock-based compensation of $0.6 million for the three months ended June 30, 2019. Absent these items, the provision for income taxes would have been an expense of $30.3 million, or 21.2%, and $23.2 million, or 21.1%, for the three months ended June 30, 2020 and 2019, respectively.

The income tax provision on operating income was an expense of $16.8 million and $20.0 million for the three months ended June 30, 2020 and 2019, respectively. These provisions resulted in effective tax rates for operating income of 21.1% and 20.5% for the three months ended June 30, 2020 and 2019, respectively. The provision for 2019 includes excess tax benefits related to stock-based compensation of $0.6 million for the three months ended June 30, 2019. Absent this item, the provision for income taxes for 2019 would have been an expense of $20.6 million, or 21.1%, for the three months ended June 30,  2019.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

The provision for income taxes from continuing operations was an expense of $12.6 million and $50.8 million for the six months ended June 30, 2020 and 2019, respectively. These provisions resulted in consolidated effective federal tax rates of 14.1% and 19.7% for the six months ended June 30, 2020 and 2019, respectively. These provisions reflect benefits related to tax planning strategies implemented in prior years of $4.4 million and $7.2 million for the six months ended June 30, 2020 and 2019, respectively. In addition, these provisions also included excess tax benefits related to stock-based compensation of $1.9 million and $2.1 million for the six months ended June 30, 2020 and 2019, respectively. Finally, the provision for 2019 includes a charge of $5.6 million, which reflects the effect of changes in the tax law related to the 2018 sale of Chaucer. Absent these items, the provision for income taxes would have been an expense of $18.9 million, or 21.2%, and $54.5 million, or 21.1%, for the six months ended June 30, 2020 and 2019, respectively.

The income tax provision on operating income was an expense of $37.7 million and $39.7 million for the six months ended June 30, 2020 and 2019, respectively. These provisions resulted in effective tax rates for operating income of 20.1% and 20.0% for the six months ended June 30, 2020 and 2019, respectively. These provisions include excess tax benefits related to stock-based compensation of $1.9 million and $2.1 million for the six months ended June 30, 2020 and 2019, respectively. Absent this item, the provision for income taxes would have been an expense of $39.6 million, or 21.2%, and $41.8 million, or 21.1%, for the six months ended June 30, 2020 and 2019, respectively.

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

Additionally, as a result of the recent economic disruption to the financial markets and overall challenges to economic conditions worldwide as a result of the Pandemic, we experienced a higher level of impairments in the first six months of 2020 than in recent years.  Accordingly, the following critical accounting estimate has been added.

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

Statutory Surplus of Insurance Subsidiaries

The following table reflects statutory surplus for our insurance subsidiaries:

	June 30,	December 31,
(in millions)	2020	2019
Total Statutory Capital and Surplus	$2,313.4	$2,470.2

The statutory capital and surplus for our insurance subsidiaries decreased $156.8 million during the first six months of 2020. This decrease was primarily due to the payment of a $245 million dividend and from unrealized and realized net investment losses, primarily due to changes in the fair value of equity securities.  These decreases were partially offset by underwriting profits.

The NAIC prescribes an annual calculation regarding risk based capital (“RBC”). RBC ratios for regulatory purposes are expressed as a percentage of the capital required to be above the Authorized Control Level (the “Regulatory Scale”); however, in the insurance industry, RBC ratios are widely expressed as a percentage of the Company Action Level. The following table reflects the Company Action Level, the Authorized Control Level and RBC ratios for Hanover Insurance (which includes Citizens and other insurance subsidiaries), as of June 30, 2020, expressed both on the Industry Scale (Total Adjusted Capital divided by the Company Action Level) and Regulatory Scale (Total Adjusted Capital divided by Authorized Control Level):

(dollars in millions)	Company Action Level	Authorized Control Level	RBC Ratio Industry Scale	RBC Ratio Regulatory Scale
The Hanover Insurance Company	$1,100.3	$550.1	210%	419%

Liquidity and Capital Resources

Liquidity is a measure of our ability to generate sufficient cash flows to meet the cash requirements of business operations. As a holding company, our primary ongoing source of cash is dividends from our insurance subsidiaries. However, dividend payments to us by our insurance subsidiaries are subject to limitations imposed by regulators, such as prior notice periods and the requirement that dividends in excess of a specified percentage of statutory surplus or prior year’s statutory earnings receive prior approval (so called “extraordinary dividends”). During the second quarter of 2020, Hanover Insurance paid $245.0 million in dividends to the holding company.

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

Net cash provided by operating activities was $225.8 million during the first six months of 2020, as compared to $150.6 million during the first six months of 2019. The $75.2 million increase in cash provided was primarily the result of lower federal income tax payments in the first six months of 2020, compared to the first six months of 2019 and, to a lesser extent, a reduction in operating expense payments, partially offset by slightly higher net loss and LAE payments.

Net cash used in investing activities was $156.7 million during the first six months of 2020, as compared to $215.4 million during the first six months of 2019. During the first six months of 2020, cash used in investing activities primarily related to net purchases of fixed maturities. During the first six months of 2019, cash used in investing activities primarily related to net purchases of fixed maturities and, to a lesser extent, equity securities and other investments, partially offset by net proceeds received from the sale of the Chaucer-related Irish and Australian entities.

Net cash used in financing activities was $102.2 million during the first six months of 2020, as compared to $779.4 million during the first six months of 2019. During the first six months of 2020, cash used in financing activities primarily resulted from two quarterly dividend payments to shareholders and from the repurchase of common stock. During the first six months of 2019, cash used in financing activities primarily resulted from repurchases of common stock through two accelerated share repurchase (“ASR”) agreements, the payments of a special dividend and two quarterly dividends to shareholders, and the repayment of the Federal Home Loan Bank (“FHLB”) advances.

Dividends to common shareholders are subject to quarterly board approval and declaration. During the first six months of 2020, as declared by the Board, we paid two quarterly dividends of $0.65 per share to our shareholders totaling approximately $50 million. We believe that our holding company assets are sufficient to provide for future shareholder dividends should the Board of Directors declare them.

At June 30, 2020, THG, as a holding company, held approximately $481.5 million of fixed maturities and cash. We believe our holding company assets will be sufficient to meet our current year obligations, which we expect to consist primarily of quarterly dividends to our shareholders (as and to the extent declared), interest on our senior and subordinated debentures, certain costs associated with benefits due to our former life employees and agents, and, to the extent required, payments related to indemnification of liabilities associated with the sale of various subsidiaries. As discussed below, we have, and opportunistically may continue to, repurchase our common stock. Additionally, from time to time, we may also repurchase our debt on an opportunistic basis. We do not expect that it will be necessary to dividend additional funds from our insurance subsidiaries in order to fund 2020 holding company obligations; however, we may decide to do so.

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

The Board of Directors authorized a stock repurchase program which provides for aggregate repurchases of our common stock of up to $900 million, including a $300 million increase to the program that was authorized on December 5, 2019. Under the repurchase authorization, we may repurchase, from time to time, common stock in amounts, at prices and at such times as we deem appropriate, subject to market conditions and other considerations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. On December 9, 2019, pursuant to the terms of an ASR agreement (the “December 2019 ASR”) we paid $150.0 million in exchange for shares of our common stock. Under the terms of the December 2019 ASR, we received an initial delivery of approximately 0.9 million shares of our common stock. On February 26, 2020, we received approximately 0.2 million shares of our common stock as final settlement of shares repurchased under the December 2019 ASR. In addition to the shares repurchased under the December 2019 ASR, during the first six months of 2020 we repurchased approximately 0.5 million shares at an aggregate cost of $49.3 million. As of June 30, 2020, we have repurchased 4.9 million shares under this $900 million program and have approximately $287 million available for additional repurchases.

We maintain our membership in FHLB which provides us with access to additional liquidity based on our stock holdings and pledged collateral. At June 30, 2020, we had borrowing capacity of $116.3 million. There were no outstanding borrowings under this short-term facility at June 30, 2020; however we have and may continue to borrow, from time to time, through this facility to provide short-term liquidity.

On April 30, 2019, we entered into a new credit agreement that provides for a five-year unsecured revolving credit facility not to exceed $200.0 million at any one time outstanding, with the option to increase the facility up to $300.0 million (assuming no default and satisfaction of other specified conditions, including the receipt of additional lender commitments). The agreement also includes an uncommitted subfacility of $50.0 million for standby letters of credit.  Borrowings, if any, under this new agreement are unsecured and incur interest at a rate per annum equal to, at our election, either (i) the greater of, (a) the prime commercial lending rate of the administrative agent, (b) the NYFRB Rate plus half a percent, or (c) the one month Adjusted LIBOR plus one percent and a margin that ranges from 0.25% to 0.625% depending on our debt rating, or (ii) Adjusted LIBOR for the applicable interest period, plus a margin that ranges from 1.25% to 1.625% depending on our debt rating. The agreement also contains certain financial covenants such as maintenance of specified levels of consolidated equity and leverage ratios, and requires that certain of our subsidiaries maintain minimum RBC ratios.  Concurrent with our entry into this agreement, we voluntarily terminated our then existing $200.0 million credit agreement, dated November 12, 2013.  We currently have no borrowings under this agreement and had no borrowings under this agreement during the first six months of 2020. The LIBOR rate, upon which Adjusted LIBOR is based, is expected to be discontinued by the end of 2021.  Our credit agreement permits us to agree with the Administrative Agent for the credit facility on a replacement to Adjusted LIBOR subject to the satisfaction of certain conditions.

At June 30, 2020, we were in compliance with the covenants of our debt and credit agreements.

Off-Balance Sheet Arrangements

We currently do not have any material off-balance sheet arrangements that are reasonably likely to have an effect on our financial position, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contingencies and Regulatory Matters

REGULATORY AND INDUSTRY DEVELOPMENTS

In response to the Pandemic, regulators in many of the states in which we operate have issued orders or guidance pertaining to, among other things, (a) premium refunds, credits or reductions for personal automobile insurance premiums and premiums for other insurance lines that regulators have determined are disproportionately impacted by the Pandemic, including certain commercial lines, for the periods during which stay-at-home orders and other governmental restrictions were or remain in effect, with premium adjustments based on factors such as the ongoing frequency and severity of claims, inflation, repair costs and reinsurance pricing, among others; (b) premium payment grace periods, moratoriums on policy non-renewals and cancellations, and other measures that are similar to actions historically implemented in regions heavily impacted by catastrophes, which we anticipate to be manageable, depending on the duration of the regulatory orders and the degree to which policyholder payment patterns vary as a result; and (c) a reassessment of rates in light of current exposures, loss experience and economic conditions. Regulatory restrictions on rate increases, underwriting and the ability to non-renew business may, depending on their duration, limit THG’s ability to manage our mix of business and any potential exposures that emerge in our lines of business in the near term.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Our market risks, the ways we manage them, and sensitivity to changes in interest rates, and equity price risk are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2019,  included in our Annual Report on Form 10-K for the year ended December 31, 2019.  There have been no material changes in the first six months of 2020 to these risks or our management of them.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting”, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as required by Rule 13a-15(d) of the Exchange Act, to determine whether any changes occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there were no such changes during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Pandemic began significantly impacting the U.S. and global financial markets and economies during March 2020.  Circumstances relating to the Pandemic are unprecedented in scope, continue to evolve, and are complex and uncertain. We are continually monitoring and assessing the impact of the Pandemic due to such uncertainty and cannot estimate the full extent of its future impact on our business, financial condition or results of operations.  A prolonged economic downturn or recession could impact the ability of our insureds to remain solvent, affect their ability to pay premiums or renew their existing insurance policies, or result in customers reducing or eliminating coverages. Prolonged disruptions related to the Pandemic may also affect our agent partners and their ability to operate their businesses and place business with us. Significant agent disruption could also lead consumers to choose our competitors that offer direct-to-consumer or other solutions. These changes may materially and adversely affect our ability to profitably grow our business or maintain our current premium levels, particularly if these conditions exist for a significant amount of time.  Decreases in premiums from current levels could result in higher expense ratios. Additionally, it may be more difficult or more costly to obtain reinsurance for certain types of coverages or at retention levels appropriate for our business mix.

As a result of the Pandemic and related economic conditions, our investment portfolio has become volatile, impairments are higher than experienced in recent years and yields on our fixed income investments have declined. The severity and length of the Pandemic may continue to have a negative impact on our investment portfolio and investment income, liquidity and capital position, which impact could be material.

Due to government-mandated social distancing, lockdown and various stay-at-home and similar orders, the vast majority of our workforce is currently working remotely.  The duration of this remote work environment may adversely impact our ability to perform in-person tasks like inspections and investigations for our underwriting and claims functions. Furthermore, if a significant percentage of our workforce is unable to work, whether because of illness, quarantine, limitations on travel or other government restrictions in connection with the Pandemic, or other disruptions, the quality or timeliness of our services and operations may be negatively impacted. In addition, with a large percentage of our workforce working remotely, we are highly reliant on the effective functioning of our business continuity plans and technological applications, and we are subject to ongoing cyber threats and vulnerabilities.  We also outsource a variety of functions to third parties, including certain of our administrative operations. As a result, we rely upon the successful ongoing execution of the business continuity plans of such entities in the current environment. While we closely monitor the business continuity activities of these third parties, successful ongoing execution of their business continuity strategies are largely outside our control. If one or more of the third parties to whom we outsource certain critical business activities experience operational impacts, some of which could be significant, from the spread of COVID-19 and governmental reactions thereto, or claim that they cannot perform due to a force majeure, it could adversely impact our business, results of operations or financial condition.

While we believe that our in-force commercial lines policies in large part do not cover business interruption losses related to the Pandemic, legislation has been discussed and introduced in various states and in the U.S. Congress to retroactively amend insurance contracts to provide business interruption coverage or limit policy exclusions for losses allegedly related to the Pandemic. While we believe that any such retroactive legislation changing the terms of an insurance contract would be unconstitutional and otherwise violative of well-established law, if such changes were to be enacted and upheld, we would be exposed to a significant unfunded liability. On the Federal level, there is also uncertainty around legislation to address insurance coverages for pandemics prospectively. State regulators may also continue to impose premium refund orders similar to those issued to date that call for premium refunds or credits across multiple lines of business, including both our Commercial and Personal Lines, mandate rate reductions for lines such as personal automobile and commercial automobile coverages due to a decrease in claims frequency as a result of less driving during the Pandemic, or mandate presumptions of compensability in workers’ compensation coverages.  The uncertainties related to these various legislative and regulatory matters, and the potential that other such uncertainties will arise in reaction to the Pandemic, could adversely impact our ability to sustain adequate returns in certain lines of business or in some cases operate lines profitably.

Instances of civil unrest and riots may continue to negatively impact our business.

Due to ongoing economic, political and social conditions, the Company may continue to experience losses associated with insureds’ property damage arising from instances of civil unrest and riots, as occurred in the second quarter of 2020 in certain metropolitan areas where the Company has concentrations of business.

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
•

volatile and unpredictable developments, including severe weather and other natural physical events, catastrophes, pandemics, civil unrest, and terrorist actions, and the uncertainty in estimating the resulting losses;

•	changes in weather patterns, whether as a result of global climate change, or otherwise, causing a higher level of losses from weather events to persist;
•

limitations on the physical ability to adjust claims or the availability of sufficient information to accurately estimate a loss at a point in time and the limitations and assumptions used to model property and casualty losses in general;

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
•

risks and uncertainties associated with the Michigan legislation that took effect on July 2, 2020 and reformed the existing requirements that all personal and commercial automobile polices issued in the state include no-fault personal injury protection coverage without a cap on maximum benefits allowed and the resulting increase in litigation challenging or associated with this reform;

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Shares purchased in the second quarter of 2020 are as follows:

			Total Number of	Approximate Dollar Value of
			Shares Purchased as	Shares That May Yet
			Part of Publicly	be Purchased Under the
	Total Number of	Average Price	Announced Plans or	Plans or Programs
Period	Shares Purchased(1)	Paid per Share	Programs	(in millions)
April 1 - 30, 2020	967	$94.94	—	$302
May 1 - 31, 2020	847	89.88	—	302
June 1 - 30, 2020	143,974	101.28	142,201	287
Total	145,788	$101.17	142,201	$287

(1)

Includes 967 shares, 847 shares and 1,773 shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards for the months ended April 30, May 31 and June 30, 2020, respectively.

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

EX – 101

The following materials from The Hanover Insurance Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Consolidated Statements of Income for the three and six months ended June 30, 2020 and 2019; (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020 and 2019; (iii) Consolidated Balance Sheets at June 30, 2020 and December 31, 2019; (iv) Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2020 and 2019; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019, and (vi) related notes to these financial statements.

EX – 104	The cover page from The Hanover Insurance Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in iXBRL (embedded within EX – 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hanover Insurance Group, Inc.
Registrant

July 29, 2020	/s/ John C. Roche
Date	John C. Roche
President, Chief Executive Officer and Director

July 29, 2020	/s/ Jeffrey M. Farber
Date	Jeffrey M. Farber
Executive Vice President and Chief Financial Officer