Form 10-Q
period 2020-09-30
HANOVER INSURANCE GROUP, INC.
filed 2020-10-28
CIK 944695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

The number of shares outstanding of the registrant’s common stock was 37,252,437 as of October 26, 2020.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2020	2019	2020	2019
Revenues
Premiums	$1,135.4	$1,124.1	$3,373.4	$3,330.2
Net investment income	67.6	68.8	194.9	208.6
Net realized and unrealized investment gains (losses):
Net realized gains from sales and other	8.2	0.6	12.1	1.0
Net change in fair value of equity securities	30.3	15.0	(44.4)	75.3
Impairment losses on investments	(0.8)	(0.8)	(27.9)	(1.2)
Total net realized and unrealized investment gains (losses)	37.7	14.8	(60.2)	75.1
Fees and other income	9.1	7.0	22.2	18.9
Total revenues	1,249.8	1,214.7	3,530.3	3,632.8
Losses and expenses
Losses and loss adjustment expenses	709.7	705.3	2,149.9	2,122.6
Amortization of deferred acquisition costs	237.7	232.8	711.9	692.8
Interest expense	9.8	9.4	28.6	28.1
Loss from repayment of debt	6.1	—	6.2	—
Other operating expenses	137.9	136.9	395.9	400.6
Total losses and expenses	1,101.2	1,084.4	3,292.5	3,244.1
Income from continuing operations before income taxes	148.6	130.3	237.8	388.7
Income tax expense (benefit):
Current	29.9	22.2	69.7	54.8
Deferred	(0.8)	1.3	(28.0)	13.9
Effect of new tax regulations on Chaucer gain on sale	—	(4.4)	—	1.2
Total income tax expense	29.1	19.1	41.7	69.9
Income from continuing operations	119.5	111.2	196.1	318.8
Discontinued operations (net of taxes):
Sale of Chaucer business	—	6.4	—	(2.6)
Income from Chaucer business	—	2.1	—	1.6
Loss from discontinued life businesses	(0.6)	(0.8)	(2.0)	(2.5)
Net income	$118.9	$118.9	$194.1	$315.3
Earnings per common share:
Basic:
Income from continuing operations	$3.17	$2.81	$5.16	$7.91
Discontinued operations (net of taxes):
Sale of Chaucer business	—	0.16	—	(0.06)
Income from Chaucer business	—	0.05	—	0.03
Loss from discontinued life businesses	(0.02)	(0.02)	(0.05)	(0.06)
Net income per share	$3.15	$3.00	$5.11	$7.82
Weighted average shares outstanding	37.7	39.6	38.0	40.3
Diluted:
Income from continuing operations	$3.14	$2.77	$5.11	$7.80
Discontinued operations (net of taxes):
Sale of Chaucer business	—	0.16	—	(0.06)
Income from Chaucer business	—	0.05	—	0.03
Loss from discontinued life businesses	(0.01)	(0.02)	(0.06)	(0.06)
Net income per share	$3.13	$2.96	$5.05	$7.71
Weighted average shares outstanding	38.0	40.2	38.4	40.9

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2020	2019	2020	2019
Net income	$118.9	$118.9	$194.1	$315.3
Other comprehensive income, net of tax:
Available-for-sale securities
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the Consolidated Statements of Income	27.5	42.3	198.4	258.4
Having credit losses recognized in the Consolidated Statements of Income	0.3	0.7	(2.1)	2.6
Total available-for-sale securities	27.8	43.0	196.3	261.0
Pension and postretirement benefits:
Net change in net actuarial loss	1.1	2.3	3.5	6.8
Cumulative foreign currency translation adjustment:
Amount recognized as cumulative foreign currency translation during the period	—	—	—	0.7
Total other comprehensive income, net of tax	28.9	45.3	199.8	268.5
Comprehensive income	$147.8	$164.2	$393.9	$583.8

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
(In millions, except share data)	2020	2019
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $6,984.7 and $6,452.2)	$7,473.0	$6,687.1
Equity securities, at fair value	490.5	575.7
Other investments	763.9	733.2
Total investments	8,727.4	7,996.0
Cash and cash equivalents	231.5	215.7
Accrued investment income	50.3	53.0
Premiums and accounts receivable, net	1,353.0	1,260.4
Reinsurance recoverable on paid and unpaid losses and unearned premiums	1,841.1	1,814.0
Deferred acquisition costs	482.5	467.4
Goodwill	178.8	178.8
Other assets	419.7	402.4
Assets of discontinued businesses	109.5	102.8
Total assets	$13,393.8	$12,490.5
Liabilities
Loss and loss adjustment expense reserves	$5,945.7	$5,654.4
Unearned premiums	2,537.1	2,416.7
Expenses and taxes payable	704.8	627.7
Deferred income tax liability	84.6	51.8
Reinsurance premiums payable	67.3	53.4
Debt	780.4	653.4
Liabilities of discontinued businesses	118.9	116.9
Total liabilities	10,238.8	9,574.3
Commitments and contingencies
Shareholders’ Equity
Preferred stock, par value $0.01 per share; 20.0 million shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 300.0 million shares authorized; 60.5 million shares issued	0.6	0.6
Additional paid-in capital	1,871.5	1,837.3
Accumulated other comprehensive income	352.4	152.6
Retained earnings	2,529.2	2,410.9
Treasury stock at cost (23.1 million and 22.1 million shares)	(1,598.7)	(1,485.2)
Total shareholders’ equity	3,155.0	2,916.2
Total liabilities and shareholders’ equity	$13,393.8	$12,490.5

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2020	2019	2020	2019
Preferred Stock
Balance at beginning and end of period	$—	$—	$—	$—
Common Stock
Balance at beginning and end of period	0.6	0.6	0.6	0.6
Additional Paid-in Capital
Balance at beginning of period	1,866.6	1,833.1	1,837.3	1,871.8
Settlement and prepayment of accelerated share repurchases and other	4.9	3.9	34.2	(34.8)
Balance at end of period	1,871.5	1,837.0	1,871.5	1,837.0
Accumulated Other Comprehensive Income, net of tax
Net Unrealized Appreciation (Depreciation) on Investments:
Balance at beginning of period	384.5	192.3	216.0	(27.2)
Net appreciation on available-for-sale securities	27.8	43.0	196.3	261.0
Adoption of Accounting Standards Updates (No. 2017-08 in 2019)	—	—	—	1.5
Balance at end of period	412.3	235.3	412.3	235.3
Defined Benefit Pension and Postretirement Plans:
Balance at beginning of period	(61.0)	(84.1)	(63.4)	(88.6)
Net amount recognized as net periodic benefit cost	1.1	2.3	3.5	6.8
Balance at end of period	(59.9)	(81.8)	(59.9)	(81.8)
Cumulative Foreign Currency Translation Adjustment:
Balance at beginning of period	—	—	—	(0.7)
Amount recognized as cumulative foreign currency translation during the period	—	—	—	0.7
Balance at end of period	—	—	—	—
Total accumulated other comprehensive income	352.4	153.5	352.4	153.5
Retained Earnings
Balance at beginning of period	2,435.1	2,328.1	2,410.9	2,182.3
Cumulative effect of accounting change, net of taxes	—	—	(0.9)	(1.5)
Balance at beginning of period, as adjusted	2,435.1	2,328.1	2,410.0	2,180.8
Net income	118.9	118.9	194.1	315.3
Dividends to shareholders	(24.8)	(23.9)	(74.9)	(73.0)
Balance at end of period	2,529.2	2,423.1	2,529.2	2,423.1
Treasury Stock
Balance at beginning of period	(1,554.1)	(1,328.9)	(1,485.2)	(983.5)
Shares purchased at cost	(45.0)	—	(118.6)	(355.1)
Net shares reissued at cost under employee stock-based compensation plans	0.4	1.5	5.1	11.2
Balance at end of period	(1,598.7)	(1,327.4)	(1,598.7)	(1,327.4)
Total shareholders’ equity	$3,155.0	$3,086.8	$3,155.0	$3,086.8

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
(In millions)	2020	2019
Cash Flows From Operating Activities
Net income	$194.1	$315.3
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized and unrealized investment losses (gains)	59.7	(74.9)
Loss from repayment of debt	6.2	—
Sale of Chaucer business	—	2.6
Net amortization and depreciation	13.9	16.8
Stock-based compensation expense	14.4	12.7
Amortization of defined benefit plan costs	4.5	8.5
Deferred income tax expense (benefit)	(27.9)	13.9
Change in deferred acquisition costs	(15.1)	(22.1)
Change in premiums receivable, net of reinsurance premiums payable	(78.7)	(117.7)
Change in loss, loss adjustment expense and unearned premium reserves	412.6	436.4
Change in reinsurance recoverable	(27.3)	(99.1)
Change in expenses and taxes payable	(9.0)	(55.1)
Other, net	(0.8)	(13.4)
Net cash provided by operating activities	546.6	423.9
Cash Flows From Investing Activities
Proceeds from disposals and maturities of fixed maturities	961.0	850.1
Proceeds from disposals of equity securities and other investments	153.5	65.8
Purchase of fixed maturities	(1,423.1)	(1,281.9)
Purchase of equity securities and other investments	(159.6)	(163.7)
Capital expenditures	(12.1)	(10.2)
Net cash proceeds from sale of Chaucer-related Irish and Australian entities, partially offset by cash transferred	—	34.7
Net cash used in investing activities	(480.3)	(505.2)
Cash Flows From Financing Activities
Proceeds from exercise of employee stock options	4.8	12.4
Proceeds from debt borrowings, net	296.4	14.5
Change in cash collateral related to securities lending program	—	11.1
Dividends paid to shareholders	(74.0)	(265.3)
Repurchases of common stock	(94.3)	(400.0)
Repayment of debt	(175.8)	(151.1)
Other financing activities	(7.6)	(6.7)
Net cash used in financing activities	(50.5)	(785.1)

Net change in cash and cash equivalents	15.8	(866.4)
Net change in cash related to discontinued operations	—	3.3
Cash and cash equivalents, beginning of period	215.7	1,020.7
Cash and cash equivalents, end of period	$231.5	$157.6

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

The interim consolidated financial statements of THG include the accounts of The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America, THG’s principal property and casualty companies; and other insurance and non-insurance subsidiaries. These legal entities conduct their operations through several business segments discussed in Note 9 – “Segment Information.” The interim consolidated financial statements also include the Company’s discontinued operations, consisting of the Company’s former accident and health and life insurance businesses, as well as the Company’s former Chaucer business. All intercompany accounts and transactions have been eliminated.

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In the opinion of the Company’s management, the accompanying interim consolidated financial statements reflect all adjustments, consisting of normal recurring items, necessary for a fair presentation of the financial position and results of operations. The results of operations for the nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 24, 2020.

2. New Accounting Pronouncements

Recently Implemented Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASC Update No. 2016-13, (Topic 326) Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASC Update No. 2016-13”). This ASC update introduces new guidance for the accounting for credit losses on financial instruments within its scope. A new model, referred to as the current expected credit losses model, requires an entity to determine credit-related impairment losses for financial instruments held at amortized cost and to estimate these expected credit losses over the life of an exposure (or pool of exposures). The estimate of expected credit losses should consider both historical and current information, reasonable and supportable forecasts, as well as estimates of prepayments. The estimated credit losses and subsequent adjustment to such loss estimates are recorded through an allowance account which is deducted from the amortized cost of the financial instrument, with the offset recorded in current earnings. ASC Update No. 2016-13 also modifies the impairment model for available-for-sale debt securities. The new model requires an estimate of expected credit losses only when the fair value is below the amortized cost of the asset, thus the length of time the fair value of an available-for-sale debt security has been below the amortized cost no longer affects the determination of whether a credit loss exists. In addition, credit losses on available-for-sale debt securities will be limited to the difference between the security’s amortized cost basis and its fair value. In November 2018, the FASB issued ASC Update No. 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, which explicitly states that receivables arising from operating leases are not within the scope of Subtopic 326-20.

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

In August 2018, the FASB issued ASC Update No. 2018-13, (Topic 820) Fair Value Measurement, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The update removes the requirement for disclosure of the following: 1) the amount and reasons for transfers between level 1 and level 2 of the fair value hierarchy, 2) the policy for timing of transfers between levels, and 3) the valuation processes for level 3 fair value measurements. This update also added a requirement to disclose the changes in unrealized gains and losses for the period included in other comprehensive income for recurring level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop level 3 fair value measurements, in addition to other fair value disclosure modifications. This update required both prospective and retrospective application to certain disclosures upon implementation. The Company implemented this guidance effective January 1, 2020 and it did not have an impact on the Company’s financial position or results of operations as the update is disclosure related.

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

Recently Issued Standards

In August 2020, the FASB issued ASC Update No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). This ASC update aims to simplify the accounting for convertible instruments by removing certain separation models in Subtopic 470-20, Debt – Debt with Conversion and Other Options, for convertible instruments. The update also simplifies the settlement conditions required to be met to qualify for equity classification for contracts that are settled in an entity’s own equity. ASC Update No. 2020-06 also requires that an entity use the if-converted method for convertible instruments in its earnings per share (“EPS”) calculations, requires the effect of potential share settlement to be included in the diluted EPS calculation when an instrument may be settled in cash or shares, eliminates the beneficial conversion features model, and clarifies the use of an average market price for calculating the diluted EPS denominator. The updated guidance is effective for annual and interim periods beginning after December 15, 2021. Early adoption is permitted no earlier than for annual and interim periods beginning after December 15, 2020. This ASC allows for either a modified retrospective method of transition or a fully retrospective method of transition. The Company does not expect the adoption of ASC Update No. 2020-06 to have a material impact on its financial position or results of operations.

In January 2020, the FASB issued ASC Update No. 2020-01, Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). This ASC update clarifies that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting when using the measurement alternative under ASC 321. This update also clarifies the accounting for certain forward contracts and purchased options accounted for under ASC 815. The updated guidance is effective for annual and interim periods beginning after December 15, 2020. The Company does not expect the adoption of ASC Update No. 2020-01 to have a material impact on its financial position or results of operations.

In December 2019, the FASB issued ASC Update No. 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes. This ASC update removes certain exceptions to the general principles in ASC 740, Income Taxes, including intraperiod tax allocation when there is a loss from continuing operations, foreign subsidiary treatment under certain conditions and for calculating interim income taxes when the year-to-date loss exceeds the anticipated loss. This update also clarifies and amends existing guidance related to changes in tax laws, business combinations and employee stock plans, among others. The updated guidance is effective for interim and annual periods beginning after December 15, 2020. Early adoption is permitted, including interim periods. The Company does not expect the adoption of ASC Update No. 2019-12 to have a material effect on its financial position or results of operations.

In August 2018, the FASB issued ASC Update No. 2018-14, (Topic 715-20) Compensation – Retirement Benefits – Defined Benefit Plans – General – Disclosure Framework – Changes to the Disclosure Requirements for the Defined Benefit Plans. This ASC update modifies disclosures related to defined benefit pension or other postretirement plans. This ASC update removes the disclosure of amounts in accumulated other comprehensive income expected to be recognized over the next fiscal year and the effects of a one percentage point change of health care cost trends on net periodic benefit costs and postretirement benefit obligations and clarifies the specific requirements of disclosures related to the projected benefit obligation and accumulated benefit obligation. This ASC update also adds disclosures related to weighted average crediting rates for cash balance plans and requires disclosure of an explanation of any significant gains and losses related to changes in benefit obligations for the period. The amendments in this ASC update are effective for fiscal years ending after December 15, 2020, and should be applied on a retrospective basis to all periods presented. Early adoption is permitted. The Company does not expect the adoption of ASC Update No. 2018-14 to have a material effect on its financial position or results of operations as the update is disclosure related.

3. Investments

A. Fixed maturities

The amortized cost and fair value of available-for-sale fixed maturities were as follows:

	September 30, 2020
			Amortized Cost,
		Allowance	net of Allowance	Gross	Gross
	Amortized	for Credit	for Credit	Unrealized	Unrealized
(in millions)	Cost	Losses	Losses	Gains	Losses	Fair Value
U.S. Treasury and government agencies	$353.9	$—	$353.9	$20.0	$0.3	$373.6
Foreign government	4.2	—	4.2	0.5	—	4.7
Municipal	1,033.3	—	1,033.3	59.1	0.1	1,092.3
Corporate	3,808.7	1.6	3,807.1	316.3	1.7	4,121.7
Residential mortgage-backed	1,017.8	—	1,017.8	38.5	0.3	1,056.0
Commercial mortgage-backed	695.6	—	695.6	53.6	0.1	749.1
Asset-backed	72.8	—	72.8	2.8	—	75.6
Total fixed maturities	$6,986.3	$1.6	$6,984.7	$490.8	$2.5	$7,473.0

	December 31, 2019
		Gross	Gross		OTTI
	Amortized	Unrealized	Unrealized		Unrealized
(in millions)	Cost	Gains	Losses	Fair Value	Losses
U.S. Treasury and government agencies	$342.0	$9.1	$1.3	$349.8	$—
Foreign government	15.7	0.4	—	16.1	—
Municipal	807.1	27.6	1.2	833.5	—
Corporate	3,653.5	161.6	3.9	3,811.2	3.0
Residential mortgage-backed	905.4	17.1	1.1	921.4	—
Commercial mortgage-backed	666.4	25.6	0.1	691.9	—
Asset-backed	62.1	1.1	—	63.2	—
Total fixed maturities	$6,452.2	$242.5	$7.6	$6,687.1	$3.0

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

	September 30, 2020
	Amortized Cost, net
	of Allowance for	Fair
(in millions)	Credit Losses	Value
Due in one year or less	$346.9	$351.6
Due after one year through five years	1,844.7	1,976.0
Due after five years through ten years	2,279.9	2,506.0
Due after ten years	727.0	758.7
	5,198.5	5,592.3
Mortgage-backed and asset-backed securities	1,786.2	1,880.7
Total fixed maturities	$6,984.7	$7,473.0

B. Fixed maturity securities in an unrealized loss position

The following tables provide information about the Company’s available-for-sale fixed maturity securities that were in an unrealized loss position at September 30, 2020 and December 31, 2019, including the length of time the securities have been in an unrealized loss position:

	September 30, 2020
	12 months or less		Greater than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in millions)	Losses	Value	Losses	Value	Losses	Value
Investment grade:
U.S. Treasury and government agencies	$0.3	$52.7	$—	$—	$0.3	$52.7
Municipal	0.1	28.3	—	—	0.1	28.3
Corporate	0.8	86.4	—	1.4	0.8	87.8
Residential mortgage-backed	0.3	88.1	—	0.2	0.3	88.3
Commercial mortgage-backed	0.1	31.7	—	—	0.1	31.7
Total investment grade	1.6	287.2	—	1.6	1.6	288.8
Below investment grade:
Corporate	0.9	40.7	—	—	0.9	40.7
Total fixed maturities	$2.5	$327.9	$—	$1.6	$2.5	$329.5

	December 31, 2019
	12 months or less		Greater than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in millions)	Losses	Value	Losses	Value	Losses	Value
Investment grade:
U.S. Treasury and government agencies	$1.3	$73.0	$—	$9.3	$1.3	$82.3
Municipal	1.1	72.5	0.1	5.6	1.2	78.1
Corporate	0.7	86.5	0.1	4.7	0.8	91.2
Residential mortgage-backed	0.7	69.2	0.4	34.4	1.1	103.6
Commercial mortgage-backed	0.1	40.6	—	0.9	0.1	41.5
Asset-backed	—	—	—	1.7	—	1.7
Total investment grade	3.9	341.8	0.6	56.6	4.5	398.4
Below investment grade:
Corporate	2.2	27.1	0.9	9.0	3.1	36.1
Total fixed maturities	$6.1	$368.9	$1.5	$65.6	$7.6	$434.5

The Company views gross unrealized losses on fixed maturities as non-credit related and through its assessment of unrealized losses has determined that these securities will recover, allowing the Company to realize the anticipated long-term economic value. The Company currently does not intend to sell, nor does it expect to be required to sell these securities before recovery of their amortized cost. The Company employs a systematic methodology to evaluate declines in fair value below amortized cost for fixed maturity securities. In determining impairments, the Company evaluates several factors and circumstances, including the issuer’s overall financial condition; the issuer’s credit and financial strength ratings; the issuer’s financial performance, including earnings trends and asset quality; any specific events which may influence the operations of the issuer; the general outlook for market conditions in the industry or geographic region in which the issuer operates; and the degree to which the fair value of an issuer’s securities is below the Company’s amortized cost. The Company also considers any factors that might raise doubt about the issuer’s ability to make contractual payments as they come due and whether the Company expects to recover the entire amortized cost basis of the security.

C. Proceeds from sales

The proceeds from sales of available-for-sale fixed maturities and gross realized gains and gross realized losses on those sales were as follows:

	Three Months Ended September 30,
	2020			2019
	Proceeds from	Gross	Gross	Proceeds from	Gross	Gross
(in millions)	Sales	Gains	Losses	Sales	Gains	Losses
Fixed maturities	$37.5	$3.4	$0.2	$86.9	$1.6	$2.4

	Nine Months Ended September 30,
	2020			2019
	Proceeds from	Gross	Gross	Proceeds from	Gross	Gross
(in millions)	Sales	Gains	Losses	Sales	Gains	Losses
Fixed maturities, excluding held-for-sale (Chaucer)	$195.0	$8.4	$2.9	$309.5	$4.2	$5.0
Fixed maturities, held-for-sale	—	—	—	0.3	—	—
Total fixed maturities	$195.0	$8.4	$2.9	$309.8	$4.2	$5.0

D. Impairments

For the three months ended September 30, 2020, the Company recognized $0.8 million of impairments, consisting primarily of additional credit losses on mortgage loans, partially offset by net recoveries of credit losses on fixed maturities, primarily resulting from increased market values during the quarter on credit losses recognized in prior quarters. For the nine months ended September 30, 2020, the Company recognized $27.9 million of impairment losses, consisting primarily of $19.1 million on fixed maturities and $6.6 million on mortgage loans. Impairments on fixed maturities included $16.5 million categorized as intend-to-sell and $2.6 million of credit-related losses. For the three and nine months ended September 30, 2019, total impairments on fixed maturities recognized in earnings were $0.8 million and $1.2 million, respectively.

See Note 2, “New Accounting Pronouncements — Recently Implemented Standards”, for a discussion of new guidance effective January 1, 2020, which impacts the accounting for expected credit losses on fixed maturity securities and mortgage loans. Under the new guidance, credit losses on fixed maturities continue to be measured based on the present value of expected future cash flows compared to amortized cost; however, credit losses on available-for-sale fixed maturities are now recognized through an allowance instead of a direct write down of amortized cost. The new guidance stipulates that recoveries of previously recorded credit losses are recorded immediately as a reversal of the allowance.  In addition, the allowance is limited to the amount that fair value is less than amortized cost and therefore, increases in the fair value of investments due to reasons other than credit could result in decreases in the allowance.  Changes in the allowance for credit losses are recorded in net realized and unrealized investment gains (losses). At September 30, 2020 and December 31, 2019, the allowance for credit losses on mortgage loans was $7.8 million and $1.3 million, respectively.  The allowance for credit losses on available-for-sale securities was $1.6 million at September 30, 2020.  There was no allowance for credit losses on available-for-sale securities at December 31, 2019.

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

E. Equity securities

Equity securities are carried at fair value and all increases or decreases in fair value are reported in net realized and unrealized investment gains (losses) on the Consolidated Statements of Income. The following table provides pre-tax net realized and unrealized gains (losses) on equity securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Net gains (losses) recognized during the period	$30.3	$15.0	$(44.4)	$75.3
Less: net gains (losses) recognized on equity securities sold during the period	(3.5)	(0.2)	(19.9)	1.0
Net unrealized gains (losses) recognized during the period on equity securities still held	$33.8	$15.2	$(24.5)	$74.3

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

Fixed Maturities

Level 1 securities generally include U.S. Treasury issues and other securities that are highly liquid, and for which quoted market prices are available. Level 2 securities are valued using pricing for similar securities and pricing models that incorporate observable inputs including, but not limited to yield curves and issuer spreads. Level 3 securities include issues for which little observable data can be obtained, primarily due to the illiquid nature of the securities, and for which significant inputs used to determine fair value are based on the Company’s own assumptions.

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

The estimated fair values of the financial instruments were as follows:

	September 30, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
(in millions)	Value	Value	Value	Value
Financial Assets carried at:
Fair Value through AOCI:
Fixed maturities	$7,473.0	$7,473.0	$6,687.1	$6,687.1
Fair Value through Net Income:
Equity securities	490.5	490.5	575.7	575.7
Other investments	177.8	177.8	187.1	187.1
Amortized Cost/Cost:
Other investments	459.8	492.3	443.3	463.7
Cash and cash equivalents	231.5	231.5	215.7	215.7
Total financial instruments	$8,832.6	$8,865.1	$8,108.9	$8,129.3

Financial Liabilities carried at:
Amortized Cost:
Debt	$780.4	$872.7	$653.4	$722.1

The Company has processes designed to ensure that the values received from its third-party pricing services are accurately recorded, that the data inputs and valuation approaches and techniques utilized are appropriate and consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. The Company reviews the pricing services’ policies describing its methodology, processes, practices and inputs, including various financial models used to value securities. For assets carried at fair value, the Company performs a review of the fair value hierarchy classifications and of prices received from its pricing service on a quarterly basis. Also, the Company reviews the portfolio pricing, including a process for which securities with changes in prices that exceed a defined threshold are verified to independent sources, if available. If upon review, the Company is not satisfied with the validity of a given price, a pricing challenge would be submitted to the pricing service along with supporting documentation for its review. The Company does not adjust quotes or prices obtained from the pricing service unless the pricing service agrees with the Company’s challenge. During the first nine months of 2020 and 2019, the Company did not adjust any prices received from its pricing service.

Changes in the observability of valuation inputs may result in a reclassification of certain financial assets or liabilities within the fair value hierarchy. As previously discussed, the Company utilizes a third-party pricing service for the valuation of the majority of its fixed maturities and equity securities. The pricing service has indicated that it will only produce an estimate of fair value if there is objectively verifiable information to produce a valuation. If the pricing service discontinues pricing an investment, the Company will use observable market data to the extent it is available, but may also be required to make assumptions for market-based inputs that are unavailable due to market conditions.

The following tables provide, for each hierarchy level, the Company’s investment assets that were measured at fair value on a recurring basis.

	September 30, 2020
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$373.6	$161.2	$212.4	$—
Foreign government	4.7	—	4.7	—
Municipal	1,092.3	—	1,085.0	7.3
Corporate	4,121.7	—	4,121.2	0.5
Residential mortgage-backed	1,056.0	—	1,056.0	—
Commercial mortgage-backed	749.1	—	737.2	11.9
Asset-backed	75.6	—	75.6	—
Total fixed maturities	7,473.0	161.2	7,292.1	19.7
Equity securities	490.5	488.0	—	2.5
Other investments	3.5	—	—	3.5
Total investment assets at fair value	$7,967.0	$649.2	$7,292.1	$25.7

	December 31, 2019
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$349.8	$157.9	$191.9	$—
Foreign government	16.1	—	16.1	—
Municipal	833.5	—	821.4	12.1
Corporate	3,811.2	—	3,810.6	0.6
Residential mortgage-backed	921.4	—	921.4	—
Commercial mortgage-backed	691.9	—	679.2	12.7
Asset-backed	63.2	—	63.2	—
Total fixed maturities	6,687.1	157.9	6,503.8	25.4
Equity securities	575.7	573.6	—	2.1
Other investments	3.5	—	—	3.5
Total investment assets at fair value	$7,266.3	$731.5	$6,503.8	$31.0

Limited partnerships measured at fair value using NAV based on an ownership interest in partners’ capital have not been included in the hierarchy tables. At September 30, 2020 and December 31, 2019, the fair values of these investments were $174.3 million and $183.6 million, respectively, approximately 2% of total investment assets.

The following tables provide, for each hierarchy level, the Company’s estimated fair values of financial instruments that were not carried at fair value:

	September 30, 2020
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$231.5	$231.5	$—	$—
Other investments	492.3	—	2.6	489.7
Total financial instruments	$723.8	$231.5	$2.6	$489.7

Liabilities:
Debt	$872.7	$—	$872.7	$—

	December 31, 2019
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$215.7	$215.7	$—	$—
Other investments	463.7	—	2.1	461.6
Total financial instruments	$679.4	$215.7	$2.1	$461.6

Liabilities:
Debt	$722.1	$—	$722.1	$—

The tables below provide reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fixed Maturities
(in millions)	Municipal	Corporate	Commercial mortgage- backed	Total	Equity and Other	Total Assets
Three Months Ended
September 30, 2020
Balance July 1, 2020	$7.4	$0.5	$11.8	$19.7	$5.8	$25.5
Total gains:
Included in total net realized and unrealized investment gains	—	—	—	—	0.2	0.2
Included in other comprehensive income-net appreciation on available-for-sale securities	—	—	0.3	0.3	—	0.3
Sales	(0.1)	—	(0.2)	(0.3)	—	(0.3)
Balance September 30, 2020	$7.3	$0.5	$11.9	$19.7	$6.0	$25.7
Change in unrealized gains for the period included in other comprehensive income for assets held at the end of the period	$—	$—	$0.3	$0.3	$—	$0.3

Three Months Ended
September 30, 2019
Balance July 1, 2019	$12.9	$0.7	$13.0	$26.6	$5.6	$32.2
Total gains:
Included in other comprehensive income-net appreciation on available-for-sale securities	0.1	—	0.2	0.3	—	0.3
Sales	(0.4)	—	(0.2)	(0.6)	—	(0.6)
Balance September 30, 2019	$12.6	$0.7	$13.0	$26.3	$5.6	$31.9

	Fixed Maturities
(in millions)	Municipal	Corporate	Commercial mortgage- backed	Total	Equity and Other	Total Assets
Nine Months Ended
September 30, 2020
Balance January 1, 2020	$12.1	$0.6	$12.7	$25.4	$5.6	$31.0
Transfers out of Level 3	(3.5)	—	—	(3.5)	—	(3.5)
Total gains:
Included in total net realized and unrealized investment gains	—	—	—	—	0.4	0.4
Included in other comprehensive income-net appreciation on available-for-sale securities	0.1	—	0.1	0.2	—	0.2
Sales	(1.4)	(0.1)	(0.9)	(2.4)	—	(2.4)
Balance September 30, 2020	$7.3	$0.5	$11.9	$19.7	$6.0	$25.7
Change in unrealized gains for the period included in other comprehensive income for assets held at the end of the period	$0.2	$—	$0.1	$0.3	$—	$0.3

Nine Months Ended
September 30, 2019
Balance January 1, 2019	$21.1	$0.8	$13.1	$35.0	$4.6	$39.6
Total gains:
Included in other comprehensive income-net appreciation on available-for-sale securities	0.9	—	0.7	1.6	—	1.6
Purchases and sales:
Purchases	—	—	—	—	1.0	1.0
Sales	(9.4)	(0.1)	(0.8)	(10.3)	—	(10.3)
Balance September 30, 2019	$12.6	$0.7	$13.0	$26.3	$5.6	$31.9

There were no transfers between Level 2 and Level 3 during the three months ended September 30, 2020 and 2019. During the nine months ended September 30, 2020, a fixed maturity security was transferred from Level 3 to Level 2, primarily as a result of assessing the significance of unobservable inputs on the fair value measurement. There were no transfers between Level 2 and Level 3 for the nine months ended September 30, 2019. There were no Level 3 liabilities held by the Company for the three and nine months ended September 30, 2020 and 2019.

The following table provides quantitative information about the significant unobservable inputs used by the Company in the fair value measurements of Level 3 assets. Where discounted cash flows were used in the valuation of fixed maturities, the internally-developed discount rate was adjusted by the significant unobservable inputs shown in the table.

			September 30, 2020		December 31, 2019
	Valuation	Significant	Fair	Range	Fair	Range
(in millions)	Technique	Unobservable Inputs	Value	(Wtd Average)	Value	(Wtd Average)
Fixed maturities:
Municipal	Discounted cash flow	Discount for: Small issue size Credit stress Above-market coupon	$7.3	0.7 - 6.8% (5.1%) 0.6% (0.6%) —	$12.1	0.7 - 6.8% (4.3%) — 0.5% (0.5%)
Corporate	Discounted cash flow	Discount for: Small issue size Credit stress Above-market coupon	0.5	2.5% (2.5%) 1.5% (1.5%) 0.3% (0.3%)	0.6	2.5% (2.5%) — 0.3% (0.3%)
Commercial mortgage-backed	Discounted cash flow	Discount for: Small issue size Credit stress Above-market coupon Lease structure	11.9	1.9 - 3.1% (2.7%) 0.5 - 3.5% (1.2%) 0.5% (0.5%) 0.3% (0.3%)	12.7	1.9 - 3.1% (2.7%) — 0.5% (0.5%) 0.3% (0.3%)
Equity securities	Market comparables	Net tangible asset market multiples	2.5	1.0X (1.0X)	2.1	1.0X (1.0X)
Other	Discounted cash flow	Discount rate	3.5	18.0% (18.0%)	3.5	18.0% (18.0%)

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

5. Debt and Credit Arrangements

Debt consists of the following:

(in millions)	September 30, 2020	December 31, 2019
Senior debentures maturing April 15, 2026	$375.0	$375.0
Senior debentures maturing September 1, 2030	300.0	—
Senior debentures maturing October 15, 2025	61.8	62.6
Subordinated debentures maturing March 30, 2053	—	175.0
Subordinated debentures maturing February 3, 2027	50.1	50.1
Total principal debt	786.9	662.7
Unamortized debt issuance costs	(6.5)	(9.3)
Total	$780.4	$653.4

On August 24, 2020, the Company issued $300.0 million aggregate principal amount of 2.50% unsecured senior debentures maturing in 2030. This debt is subject to certain restrictive covenants, including limitations on the issuance or disposition of stock of restricted subsidiaries and limitations on liens, and pays interest semi-annually.

On September 19, 2020, the Company used a portion of the net proceeds of its August 2020 debt issuance to redeem its outstanding $175.0 million principal amount of 6.35% subordinated debentures due 2053. The Company recognized $6.1 million of unamortized debt issuance costs associated with this debt.

At September 30, 2020, the Company was in compliance with the covenants associated with its debt indentures and credit arrangements.

6. Income Taxes

Income tax expense for the nine months ended September 30, 2020 and 2019 has been computed using estimated annual effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect current estimates of the annual effective tax rates.

The tax provision was comprised of a U.S. federal income tax expense of $41.7 million and $69.9 million for the nine months ended September 30, 2020 and 2019, respectively.

The Company and its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions, and have previously filed in foreign jurisdictions. The Company and its subsidiaries are subject to U.S. federal and state income tax examinations and foreign examinations for years after 2016.

7. Pension Plans

The components of net periodic pension cost for the defined benefit pension plans included in the Company’s results of operations are as follows:

	Three Months Ended September 30,
	2020	2019
(in millions)	Pension Plans
Interest cost	$4.5	$5.3
Expected return on plan assets	(5.6)	(5.8)
Recognized net actuarial loss	1.5	2.8
Net periodic pension cost	$0.4	$2.3

	Nine Months Ended September 30,
	2020	2019
(in millions)	Pension Plans
Interest cost	$13.7	$15.9
Expected return on plan assets	(16.7)	(17.5)
Recognized net actuarial loss	4.4	8.5
Net periodic pension cost	$1.4	$6.9

8. Other Comprehensive Income

The following tables provide changes in other comprehensive income.

	Three Months Ended September 30,
	2020			2019
		Tax			Tax
		Benefit	Net of		Benefit	Net of
(in millions)	Pre-Tax	(Expense)	Tax	Pre-Tax	(Expense)	Tax
Changes in net unrealized gains (losses) on investment securities:
Net unrealized gains arising during period for those having no credit losses in Consolidated Statement of Income	$42.2	$(8.7)	$33.5	$58.3	$(12.3)	$46.0
Net unrealized gains arising during period for those having credit losses in Consolidated Statement of Income	3.0	(0.9)	2.1	0.1	—	0.1
Amount of gains realized from sales and other recognized in Consolidated Statement of Income	(4.9)	(1.4)	(6.3)	(0.6)	(3.1)	(3.7)
Amount of credit losses (recoveries) recognized in the Consolidated Statement of Income	(2.2)	0.6	(1.6)	0.8	(0.2)	0.6
Amount of additional impairment losses recognized in the Consolidated Statement of Income	0.2	(0.1)	0.1	—	—	—
Net unrealized gains	38.3	(10.5)	27.8	58.6	(15.6)	43.0
Pension and postretirement benefits:
Amortization of net actuarial losses recognized as net periodic benefit cost	1.4	(0.3)	1.1	2.8	(0.5)	2.3
Other comprehensive income	$39.7	$(10.8)	$28.9	$61.4	$(16.1)	$45.3

	Nine Months Ended September 30,
	2020			2019
		Tax			Tax
		Benefit	Net of		Benefit	Net of
(in millions)	Pre-Tax	(Expense)	Tax	Pre-Tax	(Expense)	Tax
Changes in net unrealized gains (losses) on investment securities:
Net unrealized gains arising during period for those having no credit losses in Consolidated Statement of Income	$251.6	$(52.8)	$198.8	$341.5	$(71.8)	$269.7
Net unrealized gains (losses) arising during period for those having credit losses in Consolidated Statement of Income	(4.9)	0.9	(4.0)	2.1	(0.4)	1.7
Amount of gains realized from sales and other recognized in Consolidated Statement of Income	(8.9)	(5.0)	(13.9)	(1.1)	(10.2)	(11.3)
Amount of credit losses recognized in the Consolidated Statement of Income	2.8	(0.5)	2.3	1.2	(0.3)	0.9
Amount of additional impairment losses recognized in the Consolidated Statement of Income	16.6	(3.5)	13.1	—	—	—
Net unrealized gains	257.2	(60.9)	196.3	343.7	(82.7)	261.0
Pension and postretirement benefits:
Amortization of net actuarial losses recognized as net periodic benefit cost	4.4	(0.9)	3.5	8.5	(1.7)	6.8
Cumulative foreign currency translation adjustment:
Foreign currency translation recognized during the period	—	—	—	0.9	(0.2)	0.7
Other comprehensive income	$261.6	$(61.8)	$199.8	$353.1	$(84.6)	$268.5

Reclassifications out of accumulated other comprehensive income were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
	Amount Reclassified from
Details about Accumulated Other	Accumulated Other				Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income				Where Net Income (Loss) is Presented
Net unrealized gains on investment securities	$5.0	$0.6	$8.9	$1.1	Net realized gains from sales and other
	1.7	(0.8)	(19.1)	(1.2)	Impairment (losses) recoveries on investments
	6.7	(0.2)	(10.2)	(0.1)	Total before tax
	1.0	3.3	9.0	10.5	Tax benefit
	7.7	3.1	(1.2)	10.4	Continuing operations; net of tax
	0.1	—	(0.3)	—	Discontinued operations - life businesses
	7.8	3.1	(1.5)	10.4	Net of tax
Amortization of defined benefit pension and postretirement actuarial losses	(1.4)	(2.8)	(4.4)	(8.5)	Loss adjustment expenses and other operating expenses (1)
	0.3	0.5	0.9	1.7	Tax benefit
	(1.1)	(2.3)	(3.5)	(6.8)	Continuing operations; net of tax
Total reclassifications for the period	$6.7	$0.8	$(5.0)	$3.6	Benefit (expense) reflected in income, net of tax

(1)

The amount reclassified from accumulated other comprehensive income for the pension and postretirement benefits was allocated  approximately 40% to loss adjustment expenses and 60% to other operating expenses for the three and nine months ended September 30, 2020 and 2019.

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

Summarized below is financial information with respect to the Company’s business segments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Operating revenues:
Commercial Lines	$713.3	$710.3	$2,136.9	$2,114.2
Personal Lines	493.3	483.3	1,438.1	1,423.1
Other	5.5	6.3	15.5	20.4
Total	1,212.1	1,199.9	3,590.5	3,557.7
Net realized and unrealized investment gains (losses)	37.7	14.8	(60.2)	75.1
Total revenues	$1,249.8	$1,214.7	$3,530.3	$3,632.8
Operating income (loss) before interest expense and income taxes:
Commercial Lines:
Underwriting income	$18.7	$30.4	$50.4	$96.2
Net investment income	44.4	44.1	128.7	132.8
Other expense	(0.8)	(0.4)	(6.9)	(1.9)
Commercial Lines operating income	62.3	74.1	172.2	227.1
Personal Lines:
Underwriting income	43.0	28.8	104.5	45.4
Net investment income	19.5	19.6	56.3	59.0
Other income	1.7	1.8	0.9	4.3
Personal Lines operating income	64.2	50.2	161.7	108.7
Other:
Underwriting loss	(0.3)	(0.4)	(4.0)	(1.0)
Net investment income	3.7	5.1	9.9	16.8
Other expense	(1.5)	(2.7)	(5.4)	(8.5)
Other operating income	1.9	2.0	0.5	7.3
Operating income before interest expense and income taxes	128.4	126.3	334.4	343.1
Interest on debt	(9.8)	(9.4)	(28.6)	(28.1)
Operating income before income taxes	118.6	116.9	305.8	315.0
Non-operating items:
Net realized and unrealized investment gains (losses)	37.7	14.8	(60.2)	75.1
Loss from repayment of debt	(6.1)	—	(6.2)	—
Other non-operating	(1.6)	(1.4)	(1.6)	(1.4)
Income from continuing operations before income taxes	$148.6	$130.3	$237.8	$388.7

The following table provides identifiable assets for the Company’s business segments and discontinued operations:

(in millions)	September 30, 2020	December 31, 2019
Property and Casualty Companies	$13,284.3	$12,387.7
Assets of discontinued businesses	109.5	102.8
Total	$13,393.8	$12,490.5

The Company reviews the assets of its Property and Casualty Companies collectively and does not allocate them between the Commercial Lines, Personal Lines and Other segments.

10. Stock-based Compensation

As of September 30, 2020, there were 2,764,629 shares and 2,341,331 shares available for grant under The Hanover Insurance Group 2014 Long-Term Incentive Plan and The Hanover Insurance Group 2014 Employee Stock Purchase Plan, respectively.

Compensation cost for the Company’s stock-based awards and the related tax benefits were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Stock-based compensation expense	$4.9	$4.1	$14.4	$12.7
Tax benefit	(1.0)	(0.8)	(3.0)	(2.6)
Stock-based compensation expense, net of taxes	$3.9	$3.3	$11.4	$10.1

Stock Options

Information on the Company’s stock option activity for the nine months ended September 30, 2020 and 2019 is summarized below.

	Nine Months Ended September 30,
	2020		2019
(in whole shares and dollars)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	1,121,559	$87.88	1,099,076	$85.75
Granted	242,598	118.34	232,568	95.05
Exercised	(48,877)	76.68	(172,551)	70.40
Forfeited or cancelled	(27,158)	112.18	(38,729)	107.34
Outstanding, end of period	1,288,122	93.53	1,120,364	89.30

Restricted Stock Units

The Company currently issues time-based, market-based and performance-based restricted stock units to eligible employees, all of which generally vest after 3 years of continued employment.

The following tables summarize activity information about employee restricted stock units:

	Nine Months Ended September 30,
	2020		2019
(in whole shares and dollars)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Time-based restricted stock units:
Outstanding, beginning of period	335,166	$109.55	332,481	$97.28
Granted	142,582	117.72	146,715	117.71
Vested	(87,963)	92.61	(107,829)	84.17
Forfeited	(26,024)	116.00	(33,156)	104.80
Outstanding, end of period	363,761	116.38	338,211	109.59
Performance-based and market-based restricted stock units:
Outstanding, beginning of period	86,252	$110.70	69,838	$95.58
Granted	54,415	105.10	42,119	117.09
Vested	(40,601)	80.92	(14,118)	84.39
Forfeited	(3,023)	124.78	(2,670)	135.92
Outstanding, end of period	97,043	119.59	95,169	105.63

In the first nine months of 2020 and 2019, the Company granted market-based awards totaling 34,911 and 23,924, respectively, to certain members of senior management, which are included in the table above as performance and market-based restricted stock activity. The vesting of these stock units is based on the relative total shareholder return (“TSR”) of the Company. This metric is generally based on relative TSR for a three-year period as compared to a pre-selected group of property and casualty companies. The fair value of market-based awards was estimated at the date of grant using a valuation model. These units have the potential to range from 0% to 150% of the shares disclosed. Included in the amount granted above in 2020 and 2019 are 13,532 shares and 5,820 shares, respectively, related to market-based awards that achieved a payout in excess of 100%. These awards vested in the first quarters of 2020 and 2019, respectively.

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

11. Earnings Per Share and Shareholders’ Equity Transactions

The following table provides weighted average share information used in the calculation of the Company’s basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2020	2019	2020	2019
Basic shares used in the calculation of earnings per share	37.7	39.6	38.0	40.3
Dilutive effect of securities:
Employee stock options	0.1	0.3	0.2	0.3
Non-vested stock grants	0.2	0.3	0.2	0.3
Diluted shares used in the calculation of earnings per share	38.0	40.2	38.4	40.9
Per share effect of dilutive securities on income from continuing operations	$(0.03)	$(0.04)	$(0.05)	$(0.11)
Per share effect of dilutive securities on net income	$(0.02)	$(0.04)	$(0.06)	$(0.11)

Diluted earnings per share for the three months ended September 30, 2020 and 2019 excludes 0.8 million and 0.2 million shares, respectively, issuable under the Company’s stock compensation plans because their effect would be antidilutive. Diluted earnings per share for the nine months ended September 30, 2020 and 2019 excludes 0.6 million and 0.2 million, respectively, of common shares issuable under the Company’s stock compensation plans because their effect would be antidilutive.

The Board of Directors authorized a stock repurchase program which provides for aggregate repurchases of up to $900 million. Under the repurchase authorization, the Company may repurchase, from time to time, common stock in amounts, at prices and at such times as the Company deems appropriate, subject to market conditions and other considerations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. The Company is not required to purchase any specific number of shares or to make purchases by any certain date under this program. On December 9, 2019, pursuant to the terms of an accelerated share repurchase (“ASR”) agreement (the “December 2019 ASR”) the Company paid $150.0 million in exchange for an initial delivery of approximately 0.9 million shares of common stock. On February 26, 2020, the Company received approximately 0.2 million of its common stock shares as final settlement of shares repurchased under the December 2019 ASR. As discussed further in Note 14 - "Subsequent Events", the Company entered into a new ASR agreement on October 27, 2020.

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

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses.

	Nine Months Ended
	September 30,
(in millions)	2020	2019
Gross loss and LAE reserves, beginning of period	$5,654.4	$5,304.1
Reinsurance recoverable on unpaid losses	1,574.8	1,472.6
Net loss and LAE reserves, beginning of period	4,079.6	3,831.5
Net incurred losses and LAE in respect of losses occurring in:
Current year	2,176.0	2,142.9
Prior years	(26.1)	(20.3)
Total incurred losses and LAE	2,149.9	2,122.6
Net payments of losses and LAE in respect of losses occurring in:
Current year	863.5	889.2
Prior years	1,028.7	1,043.4
Total payments	1,892.2	1,932.6
Net reserve for losses and LAE, end of period	4,337.3	4,021.5
Reinsurance recoverable on unpaid losses	1,608.4	1,529.0
Gross reserve for losses and LAE, end of period	$5,945.7	$5,550.5

As a result of continuing trends in the Company’s business, reserves including catastrophes have been re-estimated for all prior accident years and were decreased by $26.1 million and $20.3 million in 2020 and 2019, respectively.

2020

For the nine months ended September 30, 2020, net favorable loss and LAE development was $26.1 million primarily as a result of net favorable Commercial Lines development of $30.9 million, partially offset by unfavorable development in the Other Segment.  Commercial Lines favorable development was primarily due to lower than expected losses of $25.6 million within the workers’ compensation line in accident years 2016 through 2019 and, within other commercial lines, $15.3 million within the marine line primarily in accident years 2017 through 2019, partially offset by higher than expected losses of $10.6 million in the commercial automobile line driven by higher bodily injury and personal injury protection losses, primarily in accident years 2017 through 2019. In addition, Other Segment unfavorable development was due to the Company’s run-off voluntary assumed property and casualty reinsurance pools business primarily based on an updated third-party actuarial study received in the first quarter of 2020 for the legacy Excess and Casualty Reinsurance Association (“ECRA”) pool that consists of asbestos and environmental exposures.

2019

For the nine months ended September 30, 2019, net favorable loss and LAE development was $20.3 million, primarily as a result of favorable catastrophe development due to lower than expected losses related to the 2017 and 2018 California wildfires, including the sale of subrogation rights on certain California wildfire losses, and lower than expected losses related to the 2018 hurricanes. For non-catastrophe loss and LAE development, lower than expected losses of $15.7 million in the workers’ compensation line were substantially offset by higher than expected losses of $13.7 million in the personal automobile line. Within other commercial lines, lower than expected losses in the marine and commercial miscellaneous property lines were partially offset by higher than expected losses in the general liability lines.

13. Commitments and Contingencies

Legal Proceedings

The Company has been named a defendant in various legal proceedings arising in the normal course of business. In addition, the Company is involved, from time to time, in examinations, investigations and proceedings by governmental and self-regulatory agencies. The potential outcome of any such action or regulatory proceedings in which the Company has been named a defendant or the subject of an inquiry, examination or investigation, and its ultimate liability, if any, from such actions or regulatory proceedings, is difficult to predict at this time. The ultimate resolutions of such proceedings are not expected to have a material effect on its financial position, although they could have a material effect on the results of operations for a particular quarterly or annual period.

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

14. Subsequent Events

On October 27, 2020, the Company entered into a new ASR agreement (the “October 2020 ASR”), pursuant to which THG will pay $100.0 million in exchange for shares of its common stock.  Initial share delivery, of approximately 80% of the total number of shares expected to be received under this agreement, is scheduled for October 29, 2020.  Final settlement of the October 2020 ASR is expected to occur not later than February 3, 2021.

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

Results of operations include the accounts of The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America (“Citizens”), our principal property and casualty companies; and other insurance and non-insurance subsidiaries. Our results of operations also include the results of our discontinued operations, consisting of our former accident and health and life insurance businesses, as well as our former Chaucer business.

Executive Overview

Business operations consist of three operating segments: Commercial Lines, Personal Lines and Other.

Our strategy, which focuses on the independent agency distribution channel, supports THG’s commitment to our agency partners. It is designed to generate profitable growth by leveraging the strengths of our distribution approach, including expansion of our agency footprint in underpenetrated geographies, as warranted. As part of that strategy, we have increased our capabilities in specialty markets and made investments designed to develop growth solutions for our agency distribution channel. Our goal is to grow responsibly in all of our businesses, while managing volatility.

The outbreak of the novel coronavirus, also known as COVID-19, and subsequent global pandemic (“Pandemic”) significantly impacted the U.S. and global financial markets and economies during the nine months ended September 30, 2020.  Circumstances relating to the Pandemic are unprecedented in scope and impact, continue to evolve, and are complex and uncertain.  Our investment portfolio was affected by the deterioration in investment markets during March 2020, as well as volatility in the subsequent months. In addition, we experienced both favorable and adverse effects from the Pandemic on our underwriting results and operations, as well as our financial condition, during March through September of 2020. However, we continue to believe that the Pandemic’s economic impacts on our 2020 results should be manageable. The severity, duration and long-term impacts of the Pandemic, including continued declines in general economic conditions, adverse impacts to our investment portfolio and uncertainty around possible and actual governmental responses to the crisis, may significantly affect the property and casualty insurance industry, our business, and our financial results over the intermediate and long-term. (See “Contingencies and Regulatory Matters” and “Item 1A – Risk Factors” for further discussion).

During the nine months ended September 30, 2020, our net income was $194.1 million, compared to $315.3 million for the nine months ended September 30, 2019, a decrease of $121.2 million, primarily due to changes in the fair value of equity securities and, to a lesser extent, impairment losses on fixed income securities.

Operating income before interest expense and income taxes (a non-GAAP financial measure; see also “Results of Operations – Consolidated – Non-GAAP Financial Measures”) was $334.4 million for the nine months ended September 30, 2020, compared to $343.1 million for the nine months ended September 30, 2019, a decrease of $8.7 million. This decrease was primarily due to higher catastrophe losses and, to a lesser extent, lower net investment income. These items were partially offset by lower non-catastrophe current accident year losses, primarily in our personal and commercial automobile lines, and a non-recurring premium tax benefit of $13.8 million due to a Michigan refund related to tax years 2014 through 2016. The lower current accident year losses were primarily due to a reduced level of economic activity as a result of the Pandemic.

Pre-tax catastrophe losses were $251.6 million for the nine months ended September 30, 2020, compared to $134.2 million during the same period of 2019. The increase of $117.4 million was primarily due to $38.2 million in property damages related to riots and civil unrest in several major cities across the country, as well as wind and hail storms throughout the Midwest and Southeast, and Hurricane Isaias.  Net favorable development on prior years’ loss and loss adjustment expense (“LAE”) reserves (“prior years’ loss reserves”) was $9.5 million for the nine months ended September 30, 2020, while development was insignificant overall for the nine months ended September 30, 2019.

Commercial Lines

Our account-focused approach to the small commercial market, distinctiveness in the middle market, and continued development of specialty lines provides us with a diversified portfolio of products and delivers significant value to agents and policyholders. We continue to pursue our core strategy of developing strong partnerships with agents, enhanced franchise value through selective distribution, distinctive products and coverages, and continued investment in industry segmentation. Net premiums written increased 0.7% in the first nine months of 2020, compared to the same period in 2019. The modest premium growth during 2020 reflects a reduction in insured business activity as a result of the Pandemic.

Underwriting results declined in the first nine months of 2020, primarily due to higher catastrophe losses, partially offset by lower non-catastrophe current accident year losses. The lower non-catastrophe current accident year losses in our specialty industrial property, commercial automobile, and marine lines were partially offset by reserve provisions for exposures related to the Pandemic and higher property losses in our commercial multiple peril line. The lower current accident year losses were primarily due to a reduced level of economic activity as a result of the Pandemic.  The competitive nature of the Commercial Lines market requires us to be highly disciplined in our underwriting process to ensure that we write business at acceptable margins, and we continue to seek rate increases across many lines of business. Due to the Pandemic, and the resulting economic downturn affecting our Commercial Lines businesses, there is an increased level of uncertainty in our ability to grow our business and maintain or improve our underwriting profitability in this environment.

Personal Lines

Personal Lines focuses on partnering with high quality, value-oriented agencies that deliver consultative selling to customers and stress the importance of account rounding (the conversion of single policy customers to accounts with multiple policies and additional coverages, to address customers’ broader objectives). Approximately 85% of our policies in force have been issued to customers with multiple policies and/or coverages with us. We are focused on seeking profitable growth opportunities, building a distinctive position in the market in order to meet our customers’ needs and diversifying geographically. We continue to seek appropriate rate increases that meet or exceed underlying loss cost trends, subject to regulatory and competitive considerations. Due to the Pandemic, and the resulting economic downturn affecting our Personal Lines businesses, there is an increased level of uncertainty in our ability to grow our business and maintain or improve our underwriting profitability in this environment.

Net premiums written decreased by 0.5% in the first nine months of 2020, compared to the same period in 2019.  During the second quarter of 2020, we returned approximately $30 million of premiums to our eligible personal automobile customers in all of our markets, providing financial relief during the Pandemic.  Excluding the impact of the premium refund, net written premiums increased 1.6%.  Underwriting results improved in the first nine months of 2020, primarily due to lower non-catastrophe current accident year losses in our personal automobile line, a favorable change in development of prior years’ loss reserves and a non-recurring premium tax benefit, partially offset by higher catastrophe losses.  The lower personal automobile losses were due to fewer accidents and decreased claim activity resulting from fewer miles driven as a result of the Pandemic.

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

Results of Operations – Consolidated

Consolidated net income for both the three months ended September 30, 2020 and the three months ended September 30, 2019 was $118.9 million. Net income remained flat year-over-year primarily due to consistent operating income combined with offsetting fluctuations in non-operating and discontinued items. After-tax net realized and unrealized investment gains increased $17.2 million in the third quarter of 2020 as compared to the third quarter of 2019. This was offset by the net loss from repayment of debt of $6.1 million in the third quarter of 2020, as well as the absence, in 2020, of Chaucer related earnings and tax benefits totaling $12.9 million.

Consolidated net income for the nine months ended September 30, 2020 was $194.1 million, compared to $315.3 million for the nine months ended September 30, 2019, a decrease of $121.2 million. The year-over-year comparison of consolidated net income was primarily affected by an increase in after-tax net realized and unrealized investment losses of approximately $110.4 million, primarily related to the change in fair value of equity securities and, to a lesser extent, an increase in impairment losses on investments. In addition, lower operating income in 2020 as compared to 2019 and the aforementioned loss on the repayment of debt contributed to the change. Operating income decreased primarily as a result of higher catastrophe losses and, to a lesser extent, lower net investment income. These decreases in operating income were partially offset by lower non-catastrophe current accident year losses, as well as a non-recurring premium tax benefit received in the second quarter of 2020.

The following table reflects operating income before interest expense and income taxes for each operating segment and a reconciliation to consolidated net income from operating income before interest expense and income taxes (a non-GAAP measure).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Operating income before interest expense and income taxes:
Commercial Lines	$62.3	$74.1	$172.2	$227.1
Personal Lines	64.2	50.2	161.7	108.7
Other	1.9	2.0	0.5	7.3
Operating income before interest expense and income taxes	128.4	126.3	334.4	343.1
Interest expense on debt	(9.8)	(9.4)	(28.6)	(28.1)
Operating income before income taxes	118.6	116.9	305.8	315.0
Income tax expense on operating income	(25.1)	(23.9)	(62.8)	(63.6)
Operating income	93.5	93.0	243.0	251.4
Non-operating items:
Net realized and unrealized investment gains (losses)	37.7	14.8	(60.2)	75.1
Net loss from repayment of debt	(6.1)	—	(6.2)	—
Effect of new tax regulations on Chaucer gain on sale	—	4.4	—	(1.2)
Other non-operating	(1.6)	(1.4)	(1.6)	(1.4)
Income tax benefit (expense) on non-operating items	(4.0)	0.4	21.1	(5.1)
Income from continuing operations, net of taxes	119.5	111.2	196.1	318.8
Discontinued operations (net of taxes):
Sale of Chaucer business	—	6.4	—	(2.6)
Income from Chaucer business	—	2.1	—	1.6
Loss from discontinued life businesses	(0.6)	(0.8)	(2.0)	(2.5)
Net income	$118.9	$118.9	$194.1	$315.3

Non-GAAP Financial Measures

In addition to consolidated net income, discussed above, we assess our financial performance based upon pre-tax “operating income,” and we assess the operating performance of each of our three operating segments based upon the pre-tax operating income (loss) generated by each segment. As reflected in the table above, operating income before interest and taxes excludes interest expense on debt and certain other items which we believe are not indicative of our core operations, such as net realized and unrealized investment gains and losses. Such gains and losses are excluded since they are determined by interest rates, financial markets and the timing of sales. Also, operating income before interest and taxes excludes net gains and losses on disposals of businesses, gains and losses related to the repayment of debt, discontinued operations, costs to acquire businesses, restructuring costs, the cumulative effect of accounting changes and certain other items. Although the items excluded from operating income before interest and taxes are important components in understanding and assessing our overall financial performance, we believe a discussion of operating income before interest and taxes enhances an investor’s understanding of our results of operations by highlighting net income attributable to the core operations of the business. However, operating income before interest and taxes, which is a non-GAAP measure, should not be construed as a substitute for income before income taxes or income from continuing operations, and operating income should not be construed as a substitute for net income.

Catastrophe losses and prior years’ reserve development are significant components in understanding and assessing the financial performance of our business. Management reviews and evaluates catastrophes and prior years’ reserve development separately from the other components of earnings. References to “current accident year underwriting results” exclude prior accident year reserve development and may also be presented “excluding catastrophes.” Prior years’ reserve development and catastrophes are not predictable as to timing or the amount that will affect the results of our operations and have an effect on each year’s operating and net income. Management believes that providing certain financial metrics and trends excluding the effects of catastrophes and prior years’ reserve development helps investors to understand the variability in periodic earnings and to evaluate the underlying performance of our operations. Discussion of catastrophe losses in this Management’s Discussion and Analysis includes development on prior years’ catastrophe reserves and, unless otherwise indicated, such development is excluded from discussions of prior year loss and LAE reserve development.

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

The following table summarizes the results of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Operating revenues
Net premiums written	$1,268.5	$1,242.9	$3,486.4	$3,478.7
Net premiums earned	1,135.4	$1,124.1	3,373.4	$3,330.2
Net investment income	67.6	68.8	194.9	208.6
Other income	9.1	7.0	22.2	18.9
Total operating revenues	1,212.1	1,199.9	3,590.5	3,557.7
Losses and operating expenses
Losses and LAE	709.0	705.3	2,149.2	2,122.6
Amortization of deferred acquisition costs	237.7	232.8	711.9	692.8
Other operating expenses	137.0	135.5	395.0	399.2
Total losses and operating expenses	1,083.7	1,073.6	3,256.1	3,214.6
Operating income before interest expense and income taxes	$128.4	$126.3	$334.4	$343.1

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Operating income before interest expense and income taxes was $128.4 million in the three months ended September 30, 2020, compared to $126.3 million in the three months ended September 30, 2019, an increase of $2.1 million. This increase was primarily due to lower non-catastrophe current accident year losses in our personal automobile line, partially offset by higher catastrophe losses.

Net premiums written increased $25.6 million in the three months ended September 30, 2020, compared to the three months ended September 30, 2019, due to growth in both our Commercial and Personal Lines segments.

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

	Three Months Ended September 30, 2020
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$884.7	$760.5	$665.1	5.1	62.4	34.5	96.9
Personal Lines	521.4	508.0	470.3	6.9	62.5	27.9	90.4
Total	$1,406.1	$1,268.5	$1,135.4	5.8	62.4	31.8	94.2

	Three Months Ended September 30, 2019
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$858.2	$746.4	$663.5	3.3	60.5	34.7	95.2
Personal Lines	527.6	496.5	460.6	2.9	65.9	27.4	93.3
Total	$1,385.8	$1,242.9	$1,124.1	3.1	62.7	31.7	94.4

The following table summarizes net premiums written, and loss and LAE and catastrophe loss ratios by line of business for the Commercial Lines and Personal Lines segments. Loss and LAE and catastrophe loss ratios include prior year reserve development.

	Three Months Ended September 30,
	2020			2019
(dollars in millions)	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios
Commercial Lines:
Commercial multiple peril	$273.4	68.5	6.6	$265.2	63.7	7.4
Commercial automobile	88.8	67.5	0.7	92.4	69.2	0.4
Workers’ compensation	79.0	48.4	—	82.7	54.9	—
Other commercial	319.3	59.7	6.5	306.1	56.9	1.9
Total Commercial Lines	$760.5	62.4	5.1	$746.4	60.5	3.3
Personal Lines:
Personal automobile	$311.6	61.2	1.1	$308.2	71.9	0.5
Homeowners	179.7	67.8	18.0	174.3	56.5	7.1
Other personal	16.7	29.1	1.4	14.0	42.0	5.0
Total Personal Lines	$508.0	62.5	6.9	$496.5	65.9	2.9

The following table summarizes GAAP underwriting results for the Commercial Lines, Personal Lines and Other segments and reconciles them to operating income before interest expense and income taxes.

	Three Months Ended September 30,
	2020				2019
(in millions)	Commercial Lines	Personal Lines	Other	Total	Commercial Lines	Personal Lines	Other	Total
Underwriting profit (loss), excluding prior year reserve development and catastrophes	$48.4	$76.3	$—	$124.7	$46.8	$47.6	$(0.1)	$94.3
Prior year favorable (unfavorable) loss and LAE reserve development on non-catastrophe losses	3.9	(1.0)	(0.3)	2.6	5.6	(5.6)	(0.3)	(0.3)
Prior year favorable (unfavorable) catastrophe development	8.9	0.7	—	9.6	(0.7)	0.7	—	—
Current year catastrophe losses	(42.5)	(33.0)	—	(75.5)	(21.3)	(13.9)	—	(35.2)
Underwriting profit (loss)	18.7	43.0	(0.3)	61.4	30.4	28.8	(0.4)	58.8
Net investment income	44.4	19.5	3.7	67.6	44.1	19.6	5.1	68.8
Fees and other income	3.8	3.5	1.8	9.1	2.7	3.1	1.2	7.0
Other operating expenses	(4.6)	(1.8)	(3.3)	(9.7)	(3.1)	(1.3)	(3.9)	(8.3)
Operating income before interest expense and income taxes	$62.3	$64.2	$1.9	$128.4	$74.1	$50.2	$2.0	$126.3

Commercial Lines

Commercial Lines net premiums written were $760.5 million in the three months ended September 30, 2020, compared to $746.4 million in the three months ended September 30, 2019. This $14.1 million increase was primarily driven by pricing increases and strong retention.

Commercial Lines underwriting profit for the three months ended September 30, 2020 was $18.7 million, compared to $30.4 million for the three months ended September 30, 2019, a decrease of $11.7 million. Catastrophe losses for the three months ended September 30, 2020 were $33.6 million, compared to $22.0 million for the three months ended September 30, 2019. The $11.6 million increase was primarily due to wildfires on the West Coast and Hurricane Isaias.  Favorable development on prior year’s loss reserves for the three months ended September 30, 2020 was $3.9 million, compared to $5.6 million for the three months ended September 30, 2019, an unfavorable change of $1.7 million.

Commercial Lines current accident year underwriting profit, excluding catastrophes, was $48.4 million for the three months ended September 30, 2020, compared to $46.8 million for the three months ended September 30, 2019. This $1.6 million increase was primarily driven by lower non-catastrophe current accident year losses.  The lower non-catastrophe current accident year losses were due to lower property loss activity in our other commercial and commercial automobile lines, partially offset by higher property losses in our commercial multiple peril line.

We continue to manage underwriting performance through increased rates, pricing segmentation, specific underwriting actions and targeted new business growth. Our ability to achieve overall rate increases is affected by many factors, including regulatory activity and the current competitive pricing environment, particularly within the workers’ compensation line. Due to the Pandemic and the resulting economic downturn affecting our Commercial Lines segment, there is an increased level of uncertainty in our ability to grow our business and maintain or improve our underwriting profitability in this environment. The extent and duration of the Pandemic's future disruption to our businesses are unknown and may result in continued moderation in claims volumes due to a substantial reduction in business activity. For example, less traffic and congestion on the roads may result in fewer accidents involving our insureds in our commercial automobile line. In addition, a reduction in our insureds’ underlying business activity, as well as the inability of certain businesses to fully restart operations and recover from the economic impacts of the prolonged stay-at-home orders, may result in a significant reduction in our future commercial multiple peril, workers' compensation and general liability premium levels.

Personal Lines

Personal Lines net premiums written were $508.0 million in the three months ended September 30, 2020, compared to $496.5 million in the three months ended September 30, 2019, an increase of $11.5 million, primarily driven by pricing increases.

Net premiums written in the personal automobile line of business for the three months ended September 30, 2020 were $311.6 million, compared to $308.2 million for the three months ended September 30, 2019, an increase of $3.4 million. Personal automobile policies in force decreased by 1.7%.  Net premiums written in the homeowners line of business for the three months ended September 30, 2020 were $179.7 million, compared to $174.3 million for the three months ended September 30, 2019, an increase of $5.4 million. Homeowners policies in force decreased by 0.2%.

Personal Lines underwriting profit for the three months ended September 30, 2020 was $43.0 million, compared to $28.8 million for the three months ended September 30, 2019, an increase of $14.2 million. Catastrophe losses for the three months ended September 30, 2020 were $32.3 million, compared to $13.2 million for the three months ended September 30, 2019, an increase of $19.1 million, primarily due to Hurricane Isaias. Unfavorable development on prior year’s loss reserves for the three months ended September 30, 2020 was $1.0 million, compared to $5.6 million for the three months ended September 30, 2019, a favorable change of $4.6 million.

Personal Lines current accident year underwriting profit, excluding catastrophes, was $76.3 million for the three months ended September 30, 2020, compared to $47.6 million for the three months ended September 30, 2019. This $28.7 million increase was primarily due to lower current accident year losses in our personal automobile line. The lower personal automobile losses were due to fewer accidents and decreased claim activity resulting from fewer miles driven a result of the Pandemic.

We have been able to obtain rate increases in our Personal Lines markets and believe that our ability to obtain increases will continue over the long term. Our ability to maintain Personal Lines net premiums written may be affected, however, by price competition, and regulatory and legal activity and developments. See “Contingencies and Regulatory Matters.” Additionally, these factors along with weather-related loss volatility may also affect our ability to maintain and improve underwriting results. We monitor these trends and consider them in our rate actions. Due to the Pandemic and the resulting economic downturn affecting our Personal Lines segment, there is an increased level of uncertainty in our ability to retain or grow our business and maintain or improve our underwriting profitability in this environment. The extent and duration of the Pandemic's future disruption to our businesses are unknown and may result in a continued moderation in claims volumes due to a substantial reduction in customer activity including, for example, fewer miles driven by the insureds in our personal automobile line.

In addition, in 2019, Michigan enacted major reforms of its current system governing personal and commercial automobile insurance, especially related to automobile Personal Injury Protection (“PIP”) coverage. We believe that we are effectively executing the transition and will be able to navigate this market successfully. As of September 30, 2020, the net impact of these reforms was not significant to our total net premiums written and underwriting profit.  For the full year 2019, net premiums written that were attributable to PIP coverage in Michigan were $159.7 million, or 3.5% of our total full year 2019 net premiums written, while Michigan personal automobile net premiums written represented 12% of THG’s total full year 2019 net premiums written. For more information, please refer to “Risk Factors – Michigan PIP Reform” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.

Other

Our Other segment had operating income of $1.9 million for the three months ended September 30, 2020, consistent with $2.0 million for the three months ended September 30, 2019.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Operating income before interest expense and income taxes was $334.4 million in the nine months ended September 30, 2020, compared to $343.1 million in the nine months ended September 30, 2019, a decrease of $8.7 million. This decrease was primarily due to higher catastrophe losses and lower net investment income. These items were partially offset by lower non-catastrophe current accident year losses primarily in our personal and commercial automobile lines and a non-recurring premium tax benefit. The lower current accident year losses were primarily due to a reduced level of economic activity as a result of the Pandemic. The increase in catastrophe losses was primarily due to property damages related to riots and civil unrest in several major cities across the country, wind and hailstorms throughout the Midwest and Southeast, and Hurricane Isaias.

Net premiums written increased by $7.7 million in the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019.  Premiums grew during the period in both our Commercial and Personal Line segments, partially offset by the personal automobile premium refund of approximately $30 million in the second quarter.

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

	Nine Months Ended September 30, 2020
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$2,441.6	$2,083.0	$1,999.6	6.1	62.9	34.3	97.2
Personal Lines	1,477.4	1,403.4	1,373.8	9.4	64.6	27.4	92.0
Total	$3,919.0	$3,486.4	$3,373.4	7.5	63.7	31.5	95.2

	Nine Months Ended September 30, 2019
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$2,387.2	$2,068.5	$1,974.7	2.8	60.3	34.7	95.0
Personal Lines	1,496.4	1,410.2	1,355.5	5.8	68.7	27.4	96.1
Total	$3,883.6	$3,478.7	$3,330.2	4.0	63.7	31.7	95.4

The following table summarizes net premiums written, and loss and LAE and catastrophe loss ratios by line of business for the Commercial Lines and Personal Lines segments. Loss and LAE and catastrophe loss ratios include prior year reserve development.

	Nine Months Ended September 30,
	2020			2019
(dollars in millions)	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios
Commercial Lines:
Commercial multiple peril	$712.6	72.1	12.0	$699.5	61.6	6.3
Commercial automobile	256.4	68.3	0.6	256.1	71.5	0.5
Workers’ compensation	241.1	50.1	—	254.7	54.1	—
Other commercial	872.9	57.4	4.7	858.2	57.5	1.5
Total Commercial Lines	$2,083.0	62.9	6.1	$2,068.5	60.3	2.8
Personal Lines:
Personal automobile	$867.8	60.9	1.2	$895.3	71.9	0.5
Homeowners	491.0	74.1	24.6	477.0	64.7	15.8
Other personal	44.6	29.4	2.7	37.9	43.4	3.5
Total Personal Lines	$1,403.4	64.6	9.4	$1,410.2	68.7	5.8

The following table summarizes GAAP underwriting results for the Commercial Lines, Personal Lines and Other segments and reconciles them to operating income before interest expense and income taxes.

	Nine Months Ended September 30,
	2020				2019
(in millions)	Commercial Lines	Personal Lines	Other	Total	Commercial Lines	Personal Lines	Other	Total
Underwriting profit (loss), excluding prior year reserve development and catastrophes	$159.9	$233.2	$(0.1)	$393.0	$134.5	$140.6	$(0.1)	$275.0
Prior year favorable (unfavorable) loss and LAE reserve development on non-catastrophe losses	12.7	0.7	(3.9)	9.5	17.1	(16.4)	(0.9)	(0.2)
Prior year favorable (unfavorable) catastrophe development	18.2	(1.6)	—	16.6	18.1	2.4	—	20.5
Current year catastrophe losses	(140.4)	(127.8)	—	(268.2)	(73.5)	(81.2)	—	(154.7)
Underwriting profit (loss)	50.4	104.5	(4.0)	150.9	96.2	45.4	(1.0)	140.6
Net investment income	128.7	56.3	9.9	194.9	132.8	59.0	16.8	208.6
Fees and other income	8.6	8.0	5.6	22.2	6.7	8.6	3.6	18.9
Other operating expenses	(15.5)	(7.1)	(11.0)	(33.6)	(8.6)	(4.3)	(12.1)	(25.0)
Operating income before interest expense and income taxes	$172.2	$161.7	$0.5	$334.4	$227.1	$108.7	$7.3	$343.1

Commercial Lines

Commercial Lines net premiums written were $2,083.0 million in the nine months ended September 30, 2020, compared to $2,068.5 million in the nine months ended September 30, 2019.  The modest premium growth during 2020 reflects a reduction in insured business activity as a result of the Pandemic.

Commercial Lines underwriting profit for the nine months ended September 30, 2020 was $50.4 million, compared to $96.2 million for the nine months ended September 30, 2019, a decrease of $45.8 million. Catastrophe losses for the nine months ended September 30, 2020 were $122.2 million, compared to $55.4 million for the nine months ended September 30, 2019.  The $66.8 million increase was due to property damages related to the riots and civil unrest in several major cities across the country, wildfires on the West Coast, and Hurricane Isaias. Favorable development on prior years’ loss reserves for the nine months ended September 30, 2020 was $12.7 million, compared to $17.1 million for the nine months ended September 30, 2019, an unfavorable change of $4.4 million.

Commercial Lines current accident year underwriting profit, excluding catastrophes, was $159.9 million for the nine months ended September 30, 2020, compared to $134.5 million for the nine months ended September 30, 2019, an increase of $25.4 million, primarily due to lower non-catastrophe current accident year losses.  The lower current year non-catastrophe losses were primarily due to lower large property loss activity in our specialty industrial property and marine lines, and lower losses in our commercial automobile line, partially offset by reserve provisions for exposures due to the Pandemic and higher property losses in our commercial multiple peril line. The reserve provisions for exposures due to the Pandemic of approximately $19 million were primarily reflected in our workers’ compensation, healthcare, commercial multiple peril, management and professional liability, and surety lines. The lower current accident year losses were primarily due to a reduced level of economic activity as a result of the Pandemic.

Personal Lines

Personal Lines net premiums written were $1,403.4 million in the nine months ended September 30, 2020, compared to $1,410.2 million in the nine months ended September 30, 2019, a decrease of $6.8 million. During the second quarter of 2020, we returned approximately $30 million of premiums to our eligible Personal Lines customers in all of our markets, providing financial relief during the Pandemic.  Excluding the impact of the premium refund, net written premiums would have increased 1.6%.

Personal Lines underwriting profit for the nine months ended September 30, 2020 was $104.5 million, compared to $45.4 million for the nine months ended September 30, 2019, an increase of $59.1 million. Catastrophe losses for the nine months ended September 30, 2020 were $129.4 million, compared to $78.8 million for the nine months ended September 30, 2019. The increase of $50.6 million was primarily due to several wind and hailstorms throughout the Midwest and Southeast and Hurricane Isaias. Favorable development on prior years’ loss reserves for the nine months ended September 30, 2020 was $0.7 million, compared to unfavorable development of $16.4 million for the nine months ended September 30, 2019, a favorable change of $17.1 million.

Personal Lines current accident year underwriting profit, excluding catastrophes, was $233.2 million in the nine months ended September 30, 2020, compared to $140.6 million in the nine months ended September 30, 2019. This $92.6 million increase was primarily due to lower current accident year losses in our personal automobile line and, to a lesser extent, a non-recurring premium tax benefit.  Personal automobile losses were lower due to fewer accidents and decreased claim activity resulting from fewer miles driven as a result of the Pandemic.

Other

Our Other segment had operating income of $0.5 million for the nine months ended September 30, 2020, compared to $7.3 million for the nine months ended September 30, 2019. The decline of $6.8 million was primarily due to lower net investment income as a result of the deployment of cash in the prior year.

Reserve for Losses and Loss Adjustment Expenses

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses.

	Nine Months Ended
	September 30,
(in millions)	2020	2019
Gross loss and LAE reserves, beginning of period	$5,654.4	$5,304.1
Reinsurance recoverable on unpaid losses	1,574.8	1,472.6
Net loss and LAE reserves, beginning of period	4,079.6	3,831.5
Net incurred losses and LAE in respect of losses occurring in:
Current year (1)	2,176.0	2,142.9
Prior year non-catastrophe loss development	(9.5)	0.2
Prior year catastrophe development	(16.6)	(20.5)
Total incurred losses and LAE	2,149.9	2,122.6
Net payments of losses and LAE in respect of losses occurring in:
Current year	863.5	889.2
Prior years	1,028.7	1,043.4
Total payments	1,892.2	1,932.6
Net reserve for losses and LAE, end of period	4,337.3	4,021.5
Reinsurance recoverable on unpaid losses	1,608.4	1,529.0
Gross reserve for losses and LAE, end of period	$5,945.7	$5,550.5
(1)	The nine months ended September 30, 2020 includes $0.7 million of non-operating expense.

The table below summarizes the gross reserve for losses and LAE by line of business.

	September 30,	December 31,
(in millions)	2020	2019
Commercial multiple peril	$1,220.3	$1,122.0
Workers’ compensation	696.1	698.2
Commercial automobile	443.2	427.0
Other commercial lines:
Hanover Programs	544.1	512.9
Management and professional liability	325.6	281.5
Monoline general liability	275.9	265.5
Umbrella	207.6	197.9
Marine	96.8	95.9
Surety	91.0	76.9
Specialty industrial and commercial property	83.9	71.1
Other lines	33.1	28.4
Total other commercial lines	1,658.0	1,530.1
Total Commercial Lines	4,017.6	3,777.3
Personal automobile	1,644.4	1,645.1
Homeowners and other personal	243.2	194.3
Total Personal Lines	1,887.6	1,839.4
Total Other Segment	40.5	37.7
Total loss and LAE reserves	$5,945.7	$5,654.4

“Other commercial lines – Other lines” in the table above is primarily comprised of fidelity and crime lines of business. Loss and LAE reserves in our “Total Other Segment” relate to our run-off voluntary assumed property and casualty reinsurance pools business.

The following table summarizes prior year (favorable) unfavorable development for the periods indicated:

	Nine Months Ended September 30,
	2020			2019
(in millions)	Loss & LAE	Catastrophe	Total	Loss & LAE	Catastrophe	Total
Commercial Lines	$(12.7)	$(18.2)	$(30.9)	$(17.1)	$(18.1)	$(35.2)
Personal Lines	(0.7)	1.6	0.9	16.4	(2.4)	14.0
Other Segment	3.9	—	3.9	0.9	—	0.9
Total prior year (favorable) unfavorable development	$(9.5)	$(16.6)	$(26.1)	$0.2	$(20.5)	$(20.3)

It is not possible to know whether the factors that affected loss reserves in the first nine months of 2020 will also occur in future periods. We encourage you to read our 2019 Annual Report on Form 10-K for more information about our reserving process and the judgments, uncertainties and risks associated therewith.

Catastrophe Loss Development

In the nine months ended September 30, 2020 and 2019, favorable catastrophe development was $16.6 million and $20.5 million, respectively. The favorable catastrophe development during the nine months ended September 30, 2020 was primarily due to lower than expected losses related to certain 2017, 2018, and 2019 windstorms, winter storms and hurricanes and the 2017 and 2018 California wildfires. The favorable catastrophe development during the nine months ended September 30, 2019 was primarily due to lower than expected losses related to the 2017 and 2018 California wildfires, including the sale of subrogation rights on certain California wildfire losses, and lower than expected losses related to the 2018 hurricanes.

2020 Loss and LAE Development, excluding catastrophes

For the nine months ended September 30, 2020, net favorable loss and LAE development, excluding catastrophes, was $9.5 million. Lower than expected losses in the workers’ compensation line of $25.6 million in accident years 2016 through 2019 and other commercial lines of $11.1 million were partially offset by higher than expected losses in the commercial multiple peril line of $13.3 million, in accident years 2016, 2017 and 2019, and the commercial automobile line of $10.7 million, driven by higher bodily injury and personal injury protection losses, primarily in accident years 2017 through 2019. Within other commercial lines, lower than expected losses in our marine line of $13.1 million, in accident years 2017 through 2019, and specialty industrial property and commercial miscellaneous property lines were partially offset by higher than expected losses in the general liability lines. The adverse prior year development for our Other Segment was due to our run-off voluntary assumed property and casualty reinsurance pools business primarily based on an updated third-party actuarial study received in the first quarter of 2020 for the legacy Excess and Casualty Reinsurance Association (“ECRA”) pool that consists of asbestos and environmental exposures.

2019 Loss and LAE Development, excluding catastrophes

For the nine months ended September 30, 2019, net unfavorable loss and LAE development, excluding catastrophes, was $0.2 million. Higher than expected losses in the personal automobile line of $13.9 million, primarily in accident years 2016 and 2017, and the commercial automobile line were substantially offset by lower than expected losses in the workers’ compensation line of $15.7 million, primarily in accident years 2016 through 2018. Within other commercial lines, lower than expected losses in the marine and commercial miscellaneous property lines were partially offset by higher than expected losses in the general liability lines. In addition, Other Segment unfavorable development of $0.9 million was due to adverse loss trends in our run-off voluntary assumed property and casualty reinsurance pools business which includes asbestos and environmental reserves.

Reinsurance Recoverables

Reinsurance recoverables were $1,841.1 million and $1,814.0 million at September 30, 2020 and December 31, 2019, respectively, of which $76.0 million and $89.8 million represent billed recoverables.  A reinsurance recoverable is billed after an eligible reinsured claim is paid by an insurer. Billed reinsurance recoverables related to the Michigan Catastrophic Claims Association (the “MCCA”) were $33.7 million and $29.2 million at September 30, 2020 and December 31, 2019, respectively, and billed non-MCCA reinsurance recoverables totaled $42.3 million and $60.6 million at September 30, 2020 and December 31, 2019, respectively.  At September 30, 2020, $2.2 million of the billed non-MCCA recoverables were outstanding greater than 90 days, whereas at December 31, 2019, there were no balances outstanding greater than 90 days.

Investments

Investment Results

Net investment income before income taxes was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Fixed maturities	$55.3	$58.1	$167.7	$173.9
Mortgage loans	4.5	4.1	13.1	12.0
Equity securities	3.4	4.0	10.8	11.6
Limited partnerships	6.0	3.8	8.0	13.1
Other investments	0.7	1.0	2.4	4.2
Investment expenses	(2.3)	(2.2)	(7.1)	(6.2)
Net investment income	$67.6	$68.8	$194.9	$208.6
Earned yield, fixed maturities	3.26%	3.55%	3.38%	3.57%
Earned yield, total portfolio	3.37%	3.57%	3.32%	3.62%

The decrease in net investment income for the three months ended September 30, 2020 was primarily due to the impact of lower new money yields and the deployment of cash during 2019 for accelerated share repurchases and special dividends. These decreases were partially offset by higher partnership income and the continued investment of operational cash flows. The decrease in net investment income for the nine months ended September 30, 2020 was primarily due to the deployment of cash during 2019 for accelerated share repurchases and special dividends, the impact of lower new money yields and lower partnership income. These decreases were partially offset by the continued investment of operational cash flows. We expect average fixed income yields to continue to decline as new money rates remain lower than our embedded book yield.

Investment Portfolio

We held cash and investment assets diversified across several asset classes, as follows:

	September 30, 2020		December 31, 2019
(dollars in millions)	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
Fixed maturities, at fair value	$7,473.0	83.4%	$6,687.1	81.4%
Equity securities, at fair value	490.5	5.5	575.7	7.0
Mortgage and other loans	457.2	5.1	441.2	5.4
Other investments	306.7	3.4	292.0	3.6
Cash and cash equivalents	231.5	2.6	215.7	2.6
Total cash and investments	$8,958.9	100.0%	$8,211.7	100.0%

Cash and Investments

Total cash and investments increased $747.2 million, or 9.1%, for the nine months ended September 30, 2020, as compared to December 31, 2019, primarily due to operational cashflows, market value appreciation and the net proceeds from our senior debt issuance in August 2020. These increases were partially offset by the funding of financing activities, including our debt retirement, stock repurchases and dividend payments.

The following table provides information about the investment types of our fixed maturities portfolio:

	September 30, 2020
(in millions) Investment Type	Amortized Cost, net of Allowance for Credit Losses	Fair Value	Net Unrealized Gains	Change in Net Unrealized For the Year
U.S. Treasury and government agencies	$353.9	$373.6	$19.7	$11.9
Foreign government	4.2	4.7	0.5	0.1
Municipals:
Taxable	993.5	1,050.9	57.4	32.2
Tax-exempt	39.8	41.4	1.6	0.4
Corporate	3,807.1	4,121.7	314.6	156.9
Asset-backed:
Residential mortgage-backed	1,017.8	1,056.0	38.2	22.2
Commercial mortgage-backed	695.6	749.1	53.5	28.0
Asset-backed	72.8	75.6	2.8	1.7
Total fixed maturities	$6,984.7	$7,473.0	$488.3	$253.4

The increase in net unrealized gains on fixed maturities was primarily due to lower prevailing interest rates partially offset by wider credit spreads.

Amortized cost and fair value by rating category were as follows:

		September 30, 2020			December 31, 2019
(dollars in millions) NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost, net of Allowance for Credit Losses	Fair Value	% of Total Fair Value	Amortized Cost	Fair Value	% of Total Fair Value
1	Aaa/Aa/A	$4,656.1	$4,966.1	66.4%	$4,373.0	$4,522.7	67.6%
2	Baa	2,043.7	2,209.1	29.6	1,785.2	1,857.6	27.8
3	Ba	157.0	163.3	2.2	160.2	167.6	2.6
4	B	120.4	125.9	1.7	130.2	135.2	2.0
5	Caa and lower	7.1	7.1	0.1	2.0	2.2	—
6	In or near default	0.4	1.5	—	1.6	1.8	—
Total fixed maturities		$6,984.7	$7,473.0	100.0%	$6,452.2	$6,687.1	100.0%

Based on ratings by the National Association of Insurance Commissioners (“NAIC”), approximately 96% and 95% of the fixed maturity portfolio consisted of investment grade securities at September 30, 2020 and December 31, 2019, respectively. The quality of our fixed maturity portfolio remains strong based on ratings, capital structure position, support through guarantees, underlying security, issuer diversification and yield curve position.

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

The duration of our fixed maturity portfolio was as follows:

	September 30, 2020			December 31, 2019
(dollars in millions) Duration	Amortized Cost, net of Allowance for Credit Losses	Fair Value	% of Total Fair Value	Amortized Cost	Fair Value	% of Total Fair Value
0-2 years	$1,595.8	$1,650.2	22.1%	$1,253.1	$1,276.0	19.1%
2-4 years	1,624.9	1,733.8	23.2	1,811.9	1,872.9	28.0
4-6 years	1,701.5	1,867.6	25.0	1,841.2	1,917.0	28.7
6-8 years	1,060.7	1,174.2	15.7	1,113.9	1,177.2	17.6
8-10 years	743.7	773.4	10.3	316.2	322.2	4.8
10+ years	258.1	273.8	3.7	115.9	121.8	1.8
Total fixed maturities	$6,984.7	$7,473.0	100.0%	$6,452.2	$6,687.1	100.0%
Weighted average duration		4.7			4.3

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

Impairments

For the three months ended September 30, 2020, we recognized $0.8 million of impairments, consisting primarily of additional credit losses on mortgage loans partially offset by recoveries of credit losses on fixed maturities, primarily resulting from increased market values during the quarter. For the nine months ended September 30, 2020, we recognized $27.9 million of impairments, consisting primarily of $19.1 million on fixed maturities and $6.6 million on mortgage loans. Impairments on fixed maturities included $16.5 million categorized as intend-to-sell and $2.6 million of credit-related losses, primarily in the energy sector, and to a lesser degree, consumer non-cyclical and consumer cyclical sectors.  For the three and nine months ended September 30, 2019, we recognized $0.8 million and $1.2 million, respectively, of other-than-temporary impairments on corporate fixed maturity securities.  At September 30, 2020 and December 31, 2019, the allowance for credit losses on mortgage loans was $7.8 million and $1.3 million, respectively.  The allowance for credit losses on available-for-sale securities was $1.6 million at September 30, 2020.  There was no allowance for credit losses on available-for-sale securities at December 31, 2019.

The carrying values of fixed maturity securities on non-accrual status at September 30, 2020 and December 31, 2019 were not material. The effects of non-accruals for the nine months ended September 30, 2020 and 2019, compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities, were also not material. Any defaults in the fixed maturities portfolio in future periods may negatively affect investment income.

Unrealized Losses

Gross unrealized losses on fixed maturities at September 30, 2020 were $2.5 million, a decrease of $5.1 million compared to December 31, 2019, primarily attributable to lower interest rates, partially offset by wider credit spreads. At September 30, 2020, gross unrealized losses consisted primarily of $1.7 million on corporate fixed maturities, $0.3 million on U. S. government securities and $0.3 million on residential mortgage-backed securities.  See Note 3 – “Investments” in the Notes to Interim Consolidated Financial Statements.

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

The following table sets forth gross unrealized losses for fixed maturities by maturity period at September 30, 2020 and December 31, 2019.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers.

	September 30,	December 31,
(in millions)	2020	2019
Due after one year through five years	$0.4	$1.1
Due after five years through ten years	0.8	3.3
Due after ten years	0.9	2.0
	2.1	6.4
Mortgage-backed and asset-backed securities	0.4	1.2
Total fixed maturities	$2.5	$7.6

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

In the first nine months of 2020, the Pandemic resulted in widespread economic disruption due to various government-mandated emergency orders, consumer and business uncertainty, and forced business closures. Financial markets have substantially recovered from the significant declines experienced earlier in the year; however, the economic outlook remains uncertain as a resurgence of the infection rate is being experienced in many U.S. states. Unemployment rates remain elevated, many corporations have eliminated forward revenue and earnings guidance, several foreign countries have placed restrictions on travel by U.S. citizens and many small businesses remain closed. The U.S. government and its agencies have taken extraordinary measures to stabilize the economy through fiscal policy actions, such as passage of the CARES Act and other bills that will provide roughly $3 trillion in economic support. These actions have muted the recessionary dynamics that occur in a downturn and have supported a strong but incomplete recovery of the labor markets. It is unclear whether such actions will be sufficient to minimize the economic recession in the near and intermediate term, and what effect such unprecedented events will ultimately have on our investment portfolio.

Due to the Pandemic, global monetary policies have become extremely accommodative in support of financial market stability. Major central banks have lowered interest rates, relaxed collateral requirements and instituted various asset purchase programs to stabilize financial markets and support economic growth. In the U.S., for example, the Federal Reserve (the “Fed”) is maintaining its federal funds target range at 0% to 0.25% and is conducting unprecedented quantities of asset purchases. Additionally, lending facilities have been established to support the flow of credit to households, businesses and state and local governments.  However, because the Pandemic still poses considerable downside risks to economic activity and labor markets over the medium term, U.S. government officials are working toward another round of fiscal policy actions to support the economy and the flow of credit to households and businesses experiencing the greatest financial impact from the Pandemic.

Fundamental conditions in certain corporate sectors are particularly tenuous, especially in the energy sector where the decline in global demand has driven meaningful declines in the value of our holdings of related fixed maturities.  Further, the lodging, restaurant and transportation services subsectors are severely impacted by the Pandemic. We may experience defaults on fixed income securities, particularly with respect to non-investment grade debt securities. Although we perform rigorous credit analysis of our fixed income investments, it is difficult to foresee which issuers, industries or markets will be most affected. As a result, the value of our fixed maturity portfolio could change rapidly in ways we cannot currently anticipate, and we could incur additional realized and unrealized losses in future periods.

Other Items

Net income also included the following items:

	Three Months Ended September 30,
(in millions)	Commercial Lines	Personal Lines	Other	Discontinued Operations	Total
2020
Net realized and unrealized investment gains	$25.3	$12.2	$0.2	$—	$37.7
Loss from repayment of debt	—	—	(6.1)	—	(6.1)
Discontinued life businesses	—	—	—	(0.6)	(0.6)

2019
Net realized and unrealized investment gains	$10.1	$4.5	$0.2	$—	$14.8
Discontinued operations - Chaucer business, including sale, net of taxes	—	—	—	8.5	8.5
Discontinued life businesses	—	—	—	(0.8)	(0.8)

	Nine Months Ended September 30,
(in millions)	Commercial Lines	Personal Lines	Other	Discontinued Operations	Total
2020
Net realized and unrealized investment losses	$(40.1)	$(15.9)	$(4.2)	$—	$(60.2)
Loss from repayment of debt	—	—	(6.2)	—	(6.2)
Discontinued life businesses	—	—	—	(2.0)	(2.0)

2019
Net realized and unrealized investment gains (losses)	$52.3	$23.3	$(0.5)	$—	$75.1
Discontinued operations - Chaucer business, including sale, net of taxes	—	—	—	(1.0)	(1.0)
Discontinued life businesses	—	—	—	(2.5)	(2.5)

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

Net realized and unrealized gains on investment were $37.7 million for the three months ended September 30, 2020, compared to $14.8 million for the three months ended September 30, 2019. Net realized and unrealized gains in both 2020 and 2019 were primarily due to changes in the fair value of equity securities.

Net realized and unrealized losses on investment were $60.2 million for the nine months ended September 30, 2020, compared to net realized and unrealized gains of $75.1 million for the nine months ended September 30, 2019. For the nine months ended September 30, 2020, net realized and unrealized losses were primarily due to changes in the fair value of equity securities and, to a lesser extent, from impairment losses on investments. For the nine months ended September 30, 2019, net realized and unrealized gains were primarily due to changes in the fair value of equity securities.

On September 19, 2020, we redeemed our outstanding $175.0 million principal amount of 6.35% subordinated debentures due 2053. We recognized the remaining $6.1 million of unamortized debt issuance costs associated with this debt.

Discontinued operations in 2020 include our discontinued accident and health and life businesses. In 2019, our discontinued operations primarily included our former Chaucer business and, to a lesser extent, our discontinued life business. For the three months and nine months ended September 30, 2019, results related to our discontinued Chaucer business, including the sale, net of taxes, primarily reflects a revision to our best estimate of Chaucer’s 2018 catastrophe losses, which reduced our estimate of pre-tax contingent proceeds by $13.5 million. This was partially offset by gains from the sale of the Chaucer-related Australian and Irish entities for the nine month period.  Losses of $2.0 million and $2.5 million in the discontinued life businesses for the nine months ended September 30, 2020 and 2019, respectively, primarily reflect adverse loss trends related to the long-term care pool.

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

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

The provision for income taxes from continuing operations was an expense of $29.1 million and $19.1 million for the three months ended September 30, 2020 and 2019, respectively. These provisions resulted in consolidated effective federal tax rates of 19.6% and 14.7% for the three months ended September 30, 2020 and 2019, respectively. These provisions reflect benefits related to tax planning strategies implemented in prior years of $2.5 million and $3.2 million for the three months ended September 30, 2020 and 2019, respectively. In addition, these provisions also included excess tax benefits related to stock-based compensation of $0.1 million and $0.5 million for the three months ended September 30, 2020 and 2019, respectively. Lastly, the provision for 2019 includes a benefit of $4.4 million, which reflects the effect of changes in the tax law related to the 2018 sale of Chaucer. Absent these items, the provision for income taxes would have been an expense of $31.7 million, or 21.3%, and $27.2 million, or 20.9%, for the three months ended September 30, 2020 and 2019, respectively.

The income tax provision on operating income was an expense of $25.1 million and $23.9 million for the three months ended September 30, 2020 and 2019, respectively. These provisions resulted in effective tax rates for operating income of 21.2% and 20.4% for the three months ended September 30, 2020 and 2019, respectively. These provisions include excess tax benefits related to stock-based compensation of $0.1 million and $0.5 million for the three months ended September 30, 2020 and 2019, respectively. Absent this item, the provision for income taxes would have been an expense of $25.2 million, or 21.2%, and $24.4 million, or 20.9%, for the three months ended September 30, 2020 and  2019, respectively.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

The provision for income taxes from continuing operations was an expense of $41.7 million and $69.9 million for the nine months ended September 30, 2020 and 2019, respectively. These provisions resulted in consolidated effective federal tax rates of 17.5% and 18.0% for the nine months ended September 30, 2020 and 2019, respectively. These provisions reflect benefits related to tax planning strategies implemented in prior years of $6.9 million and $10.4 million for the nine months ended September 30, 2020 and 2019, respectively. In addition, these provisions also included excess tax benefits related to stock-based compensation of $2.0 million and $2.6 million for the nine months ended September 30, 2020 and 2019, respectively. Finally, the provision for 2019 includes a charge of $1.2 million, which reflects the effect of changes in the tax law related to the 2018 sale of Chaucer. Absent these items, the provision for income taxes would have been an expense of $50.6 million, or 21.3%, and $81.7 million, or 21.0%, for the nine months ended September 30, 2020 and 2019, respectively.

The income tax provision on operating income was an expense of $62.8 million and $63.6 million for the nine months ended September 30, 2020 and 2019, respectively. These provisions resulted in effective tax rates for operating income of 20.5% and 20.2% for the nine months ended September 30, 2020 and 2019, respectively. These provisions include excess tax benefits related to stock-based compensation of $2.0 million and $2.6 million for the nine months ended September 30, 2020 and 2019, respectively. Absent this item, the provision for income taxes would have been an expense of $64.8 million, or 21.2%, and $66.2 million, or 21.0%, for the nine months ended September 30, 2020 and 2019, respectively.

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

Additionally, as a result of the recent economic disruption to the financial markets and overall challenges to economic conditions worldwide as a result of the Pandemic, we experienced a higher level of impairments in the first nine months of 2020 than in recent years.  Accordingly, the following critical accounting estimate has been added.

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

Statutory Surplus of Insurance Subsidiaries

The following table reflects statutory surplus for our insurance subsidiaries:

	September 30,	December 31,
(in millions)	2020	2019
Total Statutory Capital and Surplus	$2,422.3	$2,470.2

The statutory capital and surplus for our insurance subsidiaries decreased $47.9 million during the first nine months of 2020. This decrease was primarily due to the payment of a $245 million dividend and from unrealized and realized net investment losses, primarily due to changes in the fair value of equity securities.  These decreases were partially offset by underwriting profits.

The NAIC prescribes an annual calculation regarding risk-based capital (“RBC”). RBC ratios for regulatory purposes are expressed as a percentage of the capital required to be above the Authorized Control Level (the “Regulatory Scale”); however, in the insurance industry, RBC ratios are widely expressed as a percentage of the Company Action Level. The following table reflects the Company Action Level, the Authorized Control Level and RBC ratios for Hanover Insurance (which includes Citizens and other insurance subsidiaries), as of September 30, 2020, expressed both on the Industry Scale (Total Adjusted Capital divided by the Company Action Level) and Regulatory Scale (Total Adjusted Capital divided by Authorized Control Level):

(dollars in millions)	Company Action Level	Authorized Control Level	RBC Ratio Industry Scale	RBC Ratio Regulatory Scale
The Hanover Insurance Company	$1,095.7	$547.8	220%	441%

Liquidity and Capital Resources

Liquidity is a measure of our ability to generate sufficient cash flows to meet the cash requirements of business operations. As a holding company, our primary ongoing source of cash is dividends from our insurance subsidiaries. However, dividend payments to us by our insurance subsidiaries are subject to limitations imposed by regulators, such as prior notice periods and the requirement that dividends in excess of a specified percentage of statutory surplus or prior year’s statutory earnings receive prior approval (so called “extraordinary dividends”). During the first nine months of 2020, Hanover Insurance paid $245.0 million in dividends to the holding company.

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

Net cash provided by operating activities was $546.6 million during the first nine months of 2020, as compared to $423.9 million during the first nine months of 2019. The $122.7 million increase in cash provided was primarily due to a decrease in loss payments, an increase in premiums received and, to a lesser extent, the result of lower federal income tax payments in the first nine months of 2020, compared to the first nine months of 2019.

Net cash used in investing activities was $480.3 million during the first nine months of 2020, as compared to $505.2 million during the first nine months of 2019. During the first nine months of 2020, cash used in investing activities primarily related to net purchases of fixed maturities. During the first nine months of 2019, cash used in investing activities primarily related to net purchases of fixed maturities and, to a lesser extent, equity securities and other investments, partially offset by net proceeds received from the sale of the Chaucer-related Irish and Australian entities.

Net cash used in financing activities was $50.5 million during the first nine months of 2020, as compared to $785.1 million during the first nine months of 2019. During the first nine months of 2020, cash used in financing activities primarily resulted from the repayment of debt, the repurchase of common stock and three quarterly dividend payments to shareholders, offset by net proceeds received from debt borrowings. During the first nine months of 2019, cash used in financing activities primarily resulted from repurchases of common stock through two accelerated share repurchase (“ASR”) agreements, the payments of a special dividend and three quarterly dividends to shareholders, and the repayment of the Federal Home Loan Bank (“FHLB”) advances.

Dividends to common shareholders are subject to quarterly board approval and declaration. During the first nine months of 2020, as declared by the Board, we paid three quarterly dividends of $0.65 per share to our shareholders totaling approximately $74 million. We believe that our holding company assets are sufficient to provide for future shareholder dividends should the Board of Directors declare them.

At September 30, 2020, THG, as a holding company, held approximately $528.4 million of fixed maturities and cash. We believe our holding company assets will be sufficient to meet our current year obligations, which we expect to consist primarily of quarterly dividends to our shareholders (as and to the extent declared), interest on our senior and subordinated debentures, certain costs associated with benefits due to our former life employees and agents, and, to the extent required, payments related to indemnification of liabilities associated with the sale of various subsidiaries. As discussed below, we have, and opportunistically may continue to, repurchase our common stock and our debt. We do not expect that it will be necessary to dividend additional funds from our insurance subsidiaries in order to fund 2020 holding company obligations; however, we may decide to do so.

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

The Board of Directors has authorized a stock repurchase program which provides for aggregate repurchases of our common stock of up to $900 million. Under the repurchase authorization, we may repurchase, from time to time, common stock in amounts, at prices and at such times as we deem appropriate, subject to market conditions and other considerations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. On December 9, 2019, pursuant to the terms of an ASR agreement (the “December 2019 ASR”) we paid $150.0 million in exchange for shares of our common stock. Under the terms of the December 2019 ASR, we received an initial delivery of approximately 0.9 million shares of our common stock. On February 26, 2020, we received approximately 0.2 million shares of our common stock as final settlement of shares repurchased under the December 2019 ASR. In addition to the shares repurchased under the December 2019 ASR, during the first nine months of 2020 we repurchased approximately 1.0 million shares at an aggregate cost of $94.3 million. As of September 30, 2020, we have repurchased 5.4 million shares under this $900 million program and have approximately $242 million available for additional repurchases.

On October 27, 2020, we entered into a new ASR agreement (the “October 2020 ASR”), pursuant to which we will pay $100.0 million in exchange for shares of our common stock. Initial share delivery, of approximately 80% of the total number of shares expected to be received under this agreement, is scheduled for October 29, 2020. Final settlement of the October 2020 ASR is expected to occur not later than February 3, 2021.

On August 24, 2020, we issued $300.0 million aggregate principal amount of 2.50% senior unsecured debentures due September 1, 2030. Net proceeds of the debt issuance were $297.7 million. A portion of the net proceeds was used to redeem $175.0 million outstanding 6.35% subordinated notes due 2053, resulting in a pre-tax loss of $6.1 million, related primarily to the accelerated amortization of debt issuance costs.

We maintain our membership in FHLB which provides us with access to additional liquidity based on our stock holdings and pledged collateral. At September 30, 2020, we had borrowing capacity of $108.0 million. There were no outstanding borrowings under this short-term facility at September 30, 2020; however, we have and may continue to borrow, from time to time, through this facility to provide short-term liquidity.

On April 30, 2019, we entered into a new credit agreement that provides for a five-year unsecured revolving credit facility not to exceed $200.0 million at any one time outstanding, with the option to increase the facility up to $300.0 million (assuming no default and satisfaction of other specified conditions, including the receipt of additional lender commitments). The agreement also includes an uncommitted subfacility of $50.0 million for standby letters of credit.  Borrowings, if any, under this new agreement are unsecured and incur interest at a rate per annum equal to, at our election, either (i) the greater of, (a) the prime commercial lending rate of the administrative agent, (b) the NYFRB Rate plus half a percent, or (c) the one month Adjusted LIBOR plus one percent and a margin that ranges from 0.25% to 0.625% depending on our debt rating, or (ii) Adjusted LIBOR for the applicable interest period, plus a margin that ranges from 1.25% to 1.625% depending on our debt rating. The agreement also contains certain financial covenants such as maintenance of specified levels of consolidated equity and leverage ratios, and requires that certain of our subsidiaries maintain minimum RBC ratios.  We currently have no borrowings under this agreement and had no borrowings under this agreement during the first nine months of 2020. The LIBOR rate, upon which Adjusted LIBOR is based, is expected to be discontinued by the end of 2021.  Our credit agreement permits us to agree with the Administrative Agent for the credit facility on a replacement to Adjusted LIBOR subject to the satisfaction of certain conditions.

At September 30, 2020, we were in compliance with the covenants of our debt and credit agreements.

Off-Balance Sheet Arrangements

We currently do not have any material off-balance sheet arrangements that are reasonably likely to have an effect on our financial position, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contingencies and Regulatory Matters

REGULATORY AND INDUSTRY DEVELOPMENTS

In response to the Pandemic, regulators in many of the states in which we operate have issued orders or guidance pertaining to, among other things, (a) premium refunds, credits or reductions for personal automobile insurance premiums and premiums for other insurance lines that regulators have determined are disproportionately impacted by the Pandemic, including certain commercial lines, for the periods during which stay-at-home orders and other governmental restrictions were or remain in effect, with premium adjustments based on factors such as the ongoing frequency and severity of claims, inflation, repair costs and reinsurance pricing, among others; (b) premium payment grace periods, moratoriums on policy non-renewals and cancellations, and other measures that are similar to actions historically implemented in regions heavily impacted by catastrophes, which we anticipate to be manageable, depending on the duration of the regulatory orders and the degree to which policyholder payment patterns vary as a result; and (c) a reassessment of rates in light of current exposures, loss experience and economic conditions. Regulatory restrictions on rate increases, underwriting, policy terms, and the ability to non-renew business may, depending on their duration, limit THG’s ability to manage our mix of business and any potential exposures that emerge in our lines of business in the near term.

Draft legislation has been proposed in several state legislatures and/or in the United States Congress that seeks to require insurers to retroactively pay unfunded Pandemic business interruption claims that insurance policies do not currently cover, to impose presumptions on insurance policy interpretation, and/or to mandate prospective pandemic coverage.  The impact of such legislation, were it to be adopted, would, according to a statement of the NAIC on March 25, 2020, “create substantial solvency risks” for the property and casualty insurance sector, “significantly undermine the ability of insurers to pay other types of claims, and potentially exacerbate the negative financial and economic impacts the country is currently experiencing.”  Industry trade groups further assert that any such legislation would be violative of basic contract law and well-founded principles of constitutional law.  Federal stimulus plans such as the CARES Act providing financial support to individuals and businesses during the Pandemic may mitigate the political pressure to continue advancing such proposed legislation.

Proposals are also being considered at the federal level to establish government-funded pandemic insurance programs, possibly similar to the federal terrorism risk insurance program.  Discussion on such competing proposals is ongoing and at a preliminary stage such that it is too early to estimate their potential impact, if any, on our business.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Our market risks, the ways we manage them, and sensitivity to changes in interest rates, and equity price risk are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2019,  included in our Annual Report on Form 10-K for the year ended December 31, 2019.  There have been no material changes in the first nine months of 2020 to these risks or our management of them.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting”, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as required by Rule 13a-15(d) of the Exchange Act, to determine whether any changes occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the quarter ended September 30, 2020, we completed an implementation of a new investment accounting system, which included appropriate design and testing of internal controls. Based on the aforementioned evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, except for the implementation of the new investment accounting system, there were no such changes during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The Company has been named a defendant in various legal proceedings arising in the normal course of business. In addition, the Company is involved, from time to time, in examinations, investigations and proceedings by governmental and self-regulatory agencies. The potential outcome of any such action or regulatory proceedings in which the Company has been named a defendant or the subject of an inquiry, examination or investigation, and its ultimate liability, if any, from such actions or regulatory proceedings, is difficult to predict at this time. The ultimate resolutions of such proceedings are not expected to have a material effect on the Company’s financial position, although they could have a material effect on the results of operations for a particular quarterly or annual period.

ITEM 1A – RISK FACTORS

This document contains, and management may make, certain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, may be forward-looking statements. When used in our Management’s Discussion and Analysis, words such as: “believes,” “anticipates,” “expects,” “projections,” “outlook,” “should,” “could,” “plan,” “guidance,” “likely,” “on track to,” “potential,” “continue,” “targeted,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. We caution readers that accuracy with respect to forward-looking projections is difficult and subject to risks and uncertainties. Those risks and uncertainties, in some cases, have affected, and in the future could affect, our actual results and could cause our actual results for the remainder of 2020 and beyond to differ materially from historical results and from those expressed in any of our forward-looking statements. We operate in a business environment that is continually changing, and as such, new risk factors may emerge over time. Additionally, our business is conducted in competitive markets and, therefore, involves a higher degree of risk. We cannot predict these new risk factors nor can we assess the impact, if any, that they may have on our business in the future.

We are providing the following risk factor to supplement the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.

The impact of the COVID-19 Pandemic and related general economic conditions could have a material adverse effect on our results of operations, financial condition or cash flows.

The Pandemic began significantly impacting the U.S. and global financial markets and economies during March 2020.  Circumstances relating to the Pandemic are unprecedented in scope and impact, continue to evolve, and are complex and uncertain. We are continually monitoring and assessing the impact of the Pandemic due to such uncertainty and cannot estimate the full extent of its future impact on our business, financial condition or results of operations.  A prolonged economic downturn or recession could impact the ability of our insureds to remain solvent, affect their ability to pay premiums or renew their existing insurance policies, or result in customers reducing or eliminating coverages. Prolonged disruptions related to the Pandemic may also affect our agent partners and their ability to operate their businesses and place business with us. Significant agent disruption could also lead consumers to choose our competitors that offer direct-to-consumer or other solutions. These changes may materially and adversely affect our ability to profitably grow our business or maintain our current premium levels, particularly if these conditions exist for a significant amount of time.  Decreases in premiums from current levels could result in higher expense ratios. Additionally, it may be more difficult or more costly to obtain reinsurance for certain types of coverages or at retention levels appropriate for our business mix.

As a result of the Pandemic and related economic conditions, our investment portfolio has become volatile, impairments are higher than experienced in recent years and yields on our fixed income investments have declined. The severity and length of the Pandemic may continue to have a negative impact on our investment portfolio, investment income, liquidity and capital position, of which the impact could be material.

Due to government-mandated social distancing, public health guidance, lockdown and various stay-at-home and similar orders, the vast majority of our workforce is currently working remotely.  The duration of this remote work environment may adversely impact our ability to perform in-person tasks like inspections and investigations for our underwriting and claims functions. Furthermore, if a significant percentage of our workforce is unable to work, whether because of illness, quarantine, limitations on travel or other government restrictions in connection with the Pandemic, or other disruptions, the quality or timeliness of our services and operations may be negatively impacted. In addition, with a large percentage of our workforce working remotely, we are highly reliant on the effective functioning of our business continuity plans and technology, and we are subject to ongoing cyber threats and vulnerabilities.  We also outsource a variety of functions to third parties, including certain of our administrative operations. As a result, we rely upon the successful ongoing execution of the business continuity plans of such entities in the current environment. While we closely monitor the business continuity activities of these third parties, successful ongoing execution of their business continuity strategies are largely outside our control. If one or more of the third parties to whom we outsource certain critical business activities experience operational impacts, some of which could be significant, from the spread of COVID-19 and governmental reactions thereto, or claim that they cannot perform due to a force majeure, it could adversely impact our business, results of operations and/or financial condition.

While we believe that our in-force commercial lines policies in large part do not cover business interruption losses related to the Pandemic, legislation has been discussed and introduced in various states and in the U.S. Congress to retroactively amend insurance contracts to provide business interruption coverage, to impose presumptions on insurance policy interpretation, and/or limit policy exclusions for losses allegedly related to the Pandemic. While we believe that many of those proposals, including retroactive legislation changing the terms of an insurance contract, would be unconstitutional and otherwise violative of well-established law, if such changes were to be enacted and upheld, we would be exposed to a significant unfunded liability. On the Federal level, there is also uncertainty around legislation to address insurance coverages for pandemics prospectively. State regulators may also continue to impose premium refund orders similar to those issued to date that call for premium refunds or credits across multiple lines of business, including both our Commercial and Personal Lines, mandate rate reductions for lines such as personal automobile and commercial automobile coverages due to a decrease in claims frequency as a result of less driving during the Pandemic, and/or mandate additional presumptions of compensability in workers’ compensation coverages.  The uncertainties related to these various legislative and regulatory matters, and the potential that other such uncertainties will arise in reaction to the Pandemic, could adversely impact our ability to sustain adequate returns in certain lines of business or in some cases operate lines profitably.

Instances of riots and civil unrest may continue to negatively impact our business.

Due to ongoing economic, political and social conditions, we may continue to experience losses associated with insureds’ property damage arising from instances of riots and civil unrest, as occurred in the second and third quarters of 2020 in certain metropolitan areas where we have concentrations of business.

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

•

uncertainties with respect to the long-term profitability of our products, including with respect to newer products such as our Hanover Platinum Personal Lines and excess and surplus lines, or longer-tail products covering casualty losses;

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Shares purchased in the third quarter of 2020 are as follows:

			Total Number of	Approximate Dollar Value of
			Shares Purchased as	Shares That May Yet
			Part of Publicly	be Purchased Under the
	Total Number of	Average Price	Announced Plans or	Plans or Programs
Period	Shares Purchased (1)	Paid per Share	Programs	(in millions)
July 1 - 31, 2020	154,917	$97.12	154,469	$272
August 1 - 31, 2020	72,241	103.66	72,033	265
September 1 - 30, 2020	237,019	95.18	236,800	242
Total	464,177	$97.15	463,302	$242

(1)

Includes 448 shares, 208 shares and 219 shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards for the months ended July 31, August 31 and September 30, 2020, respectively.

ITEM 6 – EXHIBITS

EX – 4.1

Second Supplemental Indenture dated as of August 24, 2020, between The Hanover Insurance Group, Inc. and U.S. Bank National Association, as trustee, supplementing the Base Indenture dated as of April 8, 2016, incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed with the SEC on August 24, 2020.

EX – 4.2

Form of Security Certificate representing The Hanover Insurance Group, Inc.’s $300 million aggregate principal amount of 2.500% Notes due 2030 (included in Exhibit 4.2 and incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed with the SEC on August 24, 2020).

EX – + 10.1	The Hanover Insurance Group, Inc. Second Amended and Restated 2014 Employee Stock Purchase Plan.

EX – 31.1	Certification of the Chief Executive Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX – 31.2	Certification of the Chief Financial Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX – 32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

EX – 32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

EX – 101

The following materials from The Hanover Insurance Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Consolidated Statements of Income for the three and nine months ended September 30, 2020 and 2019; (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019; (iii) Consolidated Balance Sheets at September 30, 2020 and December 31, 2019; (iv) Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2020 and 2019; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019, and (vi) related notes to these financial statements.

EX – 104	The cover page from The Hanover Insurance Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in iXBRL (embedded within EX – 101).

+	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hanover Insurance Group, Inc.
Registrant

October 28, 2020	/s/ John C. Roche
Date	John C. Roche
President, Chief Executive Officer and Director

October 28, 2020	/s/ Jeffrey M. Farber
Date	Jeffrey M. Farber
Executive Vice President and Chief Financial Officer