Form 10-K
period 2020-12-31
HANOVER INSURANCE GROUP, INC.
filed 2021-02-24
CIK 944695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

(508) 855-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $.01 par value	THG	New York Stock Exchange
7 5/8% Senior Debentures due 2025	THG	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based on the closing sales price of June 30, 2020, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $3,814,120,782.

The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 36,387,389 shares as of February 19, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of The Hanover Insurance Group, Inc.’s Proxy Statement to be filed pursuant to Regulation 14A relating to the 2021 Annual Meeting of Shareholders to be held May 11, 2021 are incorporated by reference in Part III.

THE HANOVER INSURANCE GROUP, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

INFORMATION ABOUT OPERATING SEGMENTS

We conduct our business operations through three operating segments. These segments are Commercial Lines, Personal Lines and Other. We report interest expense related to our corporate debt separately from the earnings of our operating segments.

Information with respect to each of our segments is included in “Results of Operations - Segments” in Management’s Discussion and Analysis of Financial Condition and Results of Operations ("Management's Discussion and Analysis") and in Note 13 – “Segment Information” in the Notes to Consolidated Financial Statements.

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

Our business strategy focuses on providing our agents and customers with competitive insurance products delivered with clear and consistent underwriting and pricing expectations, while prudently growing and diversifying our product and geographical business mix. We conduct our business with an emphasis on disciplined underwriting, pricing, quality claim handling and customer service. In 2020, we wrote approximately $4.6 billion in net premiums. Agency relationships and active agency management are core to our strategy. Based on net premiums written, we rank among the top 25 property and casualty insurers in the United States.

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

The outbreak of the novel coronavirus, also known as COVID-19, and subsequent global pandemic (“Pandemic”) significantly impacted the U.S. and global financial markets and economies during 2020. Circumstances relating to the Pandemic are unprecedented in scope, continue to evolve, and are complex and uncertain. Our investment portfolio was affected by the deterioration in investment markets during March 2020, as well as their recovery in the subsequent months. In addition, we experienced both favorable and adverse effects from the Pandemic on our underwriting results and operations, as well as our financial condition, during March through December of 2020. However, we continue to believe that the Pandemic’s impacts on our results going forward should be manageable. The severity, duration and long-term impacts of the Pandemic, including continued declines in general economic conditions, adverse impacts to our investment portfolio and uncertainty around possible and actual governmental responses to the crisis, may significantly affect the property and casualty insurance industry, our business, and our financial results over the intermediate and long-term.

Reference is also made to “Risk Factors” in Part I – Item 1A.

LINES OF BUSINESS

Commercial Lines

Our Commercial Lines segment generated $2.9 billion, or 59.5%, of consolidated operating revenues and $2.7 billion, or 59.4%, of net premiums written, for the year ended December 31, 2020.

The following table provides net premiums written by line of business for our Commercial Lines segment.

	Net Premiums
YEAR ENDED DECEMBER 31, 2020	Written	% of Total
(in millions, except ratios)
Commercial multiple peril	$921.7	33.7%
Commercial automobile	336.0	12.3
Workers' compensation	320.3	11.7
Other commercial lines:
Management and professional liability	271.8	9.9
Marine	264.4	9.7
Hanover Programs	179.1	6.6
Specialty industrial and commercial property	166.0	6.1
Monoline general liability	91.3	3.3
Surety	61.1	2.2
Other	121.4	4.5
Total	$2,733.1	100.0%

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

Other commercial lines is comprised of:

•

management and professional liability coverage is primarily composed of professional, management, and medical liability, which provides protection for directors, officers and other employees of companies that may be sued in connection with their performance, and errors and omissions protection to companies and individuals against negligence or bad faith, as well as protection for employment practices liability;

•

marine coverage includes inland and ocean marine and insures businesses against physical losses to property, such as contractor’s equipment, builders’ risk and goods in transit, and also covers jewelers block, fine art and other  valuables;

•

Hanover Programs (formerly referred to as “AIX”) provide coverage to markets where there are specialty coverage or risk management needs related to groups of similar businesses, including commercial multiple peril, commercial automobile, general liability, workers’ compensation, and other commercial coverages;

•

specialty industrial and commercial property provides insurance to small and medium-sized chemical, paint, solvent and other manufacturing and distribution companies, and fire and allied lines coverages;

•	monoline general liability coverage includes bodily injury, property damage and personal injury arising from products sold, or accidents occurring on premises, or from operations;
•	surety provides businesses with contract surety coverage in the event of claims for non-performance or non-payment, and commercial surety coverage related to fiduciary or regulatory obligations; and
•	other commercial lines coverages include umbrella, and fidelity and crime.

Our strategy in Commercial Lines focuses on building deep relationships with partner independent agents through differentiated product offerings, industry segmentation, and franchise value through selective distribution. We continue to make enhancements to our products and technology platforms that are intended to drive more total account placements in our small commercial and middle market business, and to enhance underwriting margins in our specialty businesses. This aligns with our focus of delivering the capabilities that we believe will help expand the depth and breadth of our partnerships with a limited number of agents.

Our small commercial, middle market and specialty businesses each constitute approximately one-third of our total Commercial Lines business. Small commercial offerings, which generally include annual premiums of $50,000 or less, deliver value through product expertise, local presence and ease of doing business. Middle market accounts, with annual premiums generally in the range of $50,000 to $250,000, require greater underwriting and claim expertise, as well as a focus on industry segments where we can deliver differentiation in the market and value to agents and customers. Small and middle market accounts, which sometimes together are referred to as our “Core Commercial Lines” business, comprise approximately $1.7 billion of the Commercial Lines segment net premiums written. Our specialty lines of business include management and professional liability, marine, Hanover Programs, specialty industrial and commercial property, monoline general liability and surety.

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

Part of our strategy is to expand our specialty lines offerings to provide our agents and policyholders with a broader product portfolio to address their needs and to increase our market share of our partner agents’ total business. We have over time acquired various specialized businesses aimed at further diversifying and growing our specialty lines. We used these acquisitions as platforms to expand our product offerings and grow within our existing agency and broker distribution network.

We believe our small commercial capabilities, distinctiveness in the middle market, and continued development of our specialty business offerings provide us with a diversified portfolio of products and enable us to deliver significant value to our agents and policyholders. We believe these efforts will enable us to continue to improve the overall mix of our business and ultimately our underwriting profitability.

Personal Lines

Our Personal Lines segment generated $1.9 billion, or 40.1%, of consolidated operating revenues and $1.9 billion, or 40.6%, of net premiums written, for the year ended December 31, 2020.

The following table provides net premiums written by line of business for our Personal Lines segment.

	Net Premiums
YEAR ENDED DECEMBER 31, 2020	Written	% of Total
(in millions, except ratios)
Personal automobile	$1,151.5	61.7%
Homeowners	653.4	35.0
Other	60.5	3.3
Total	$1,865.4	100.0%

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

Other personal lines are comprised of personal umbrella, inland marine (jewelry, art, etc.), fire, personal watercraft and other miscellaneous coverages.

Our strategy in Personal Lines is to provide account–oriented business (i.e., writing both an insured’s automobile and homeowners insurance, along with other Personal Lines coverages, when applicable) through our partner agencies, with a focus on increasing geographic diversification. The market for our Personal Lines business is very competitive, with continued pressure on independent agents from direct writers, as well as from the increased usage of real time comparative rating tools and increasingly sophisticated rating and pricing tools. We maintain a focus on partnering with high quality, value-added agencies that stress the importance of consultative selling and account rounding (the conversion of single policy customers to accounts with multiple policies and/or additional coverages, to address customers’ broader objectives). We are focused on making business investments that are intended to help us maintain profitability, build a distinctive position in the market and provide us with profitable growth opportunities. We continue to refine our products and to work closely with these high potential agents to increase the percentage of business they place with us and to ensure that it is consistent with our preferred mix of business. Additionally, we remain focused on further diversifying our geographic mix beyond the largest historical core states of Michigan, Massachusetts and New York. We expect these efforts to decrease our risk concentrations and our dependency on these three states, as well as to contribute to improved profitability over time.

Other

The Other segment includes Opus, which provides investment advisory services to affiliates and also manages approximately $4.2 billion of assets for unaffiliated institutions, such as insurance companies, retirement plans and foundations, including $1.6 billion of funds managed at December 31, 2020, on behalf of China Reinsurance (Group) Corporation ("China Re") for our former Chaucer segment. The Other segment also includes earnings on holding company assets; holding company and other expenses, including certain costs associated with retirement benefits due to former life insurance employees and agents; and our run-off voluntary property and casualty pools business.

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

Commercial and Personal Lines

Our Commercial and Personal Lines independent agency distribution and field structure are designed to maintain a strong focus on local markets and the flexibility to respond to specific market conditions. During 2020, we wrote 21.0% of our Commercial and Personal Lines business in Michigan and 9.2% in Massachusetts. Our structure is a key factor in the establishment and maintenance of productive, long-term relationships with well-established independent agencies. We maintain 37 local offices across 25 states. The majority of processing support for these locations is provided from Worcester, Massachusetts; Howell, Michigan; Salem, Virginia; and Windsor, Connecticut.

Independent agents account for substantially all of the sales of our Commercial and Personal Lines property and casualty products. Agencies are appointed based on profitability, track record, financial stability, growth potential, professionalism and business strategy. Once appointed, we monitor their performance and, subject to legal and regulatory requirements, may take actions as necessary to change these business relationships, such as discontinuing the authority of the agent to underwrite certain products, or revising commissions or bonus opportunities. We compensate agents primarily through base commissions and bonus plans that are tied to an agency’s written premium, growth and profitability.

Our Hanover Programs business and some specialty business is also distributed through managing general agents or wholesale distributors who have expertise in the industries served or products offered.

We are licensed to sell property and casualty insurance in all fifty states in the U.S., as well as in the District of Columbia (“D.C.”). Throughout the U.S., we actively market Commercial Lines policies in 37 states and D.C. and Personal Lines policies in 20 states.

The following table provides our top Commercial and Personal Lines geographical markets based on total net premiums written in the state in 2020.

YEAR ENDED DECEMBER 31, 2020	Commercial Lines		Personal Lines		Total Commercial and Personal Lines
(in millions, except ratios)	Net Premiums Written	% of Total	Net Premiums Written	% of Total	Net Premiums Written	% of Total
Michigan	$145.5	5.3%	$821.8	44.1%	$967.3	21.0%
Massachusetts	181.5	6.6	241.6	13.0	423.1	9.2
New York	217.5	8.0	116.9	6.3	334.4	7.3
California	316.6	11.6	—	—	316.6	6.9
Texas	232.9	8.5	—	—	232.9	5.1
Illinois	119.6	4.4	97.9	5.2	217.5	4.7
New Jersey	143.4	5.2	69.5	3.7	212.9	4.6
Connecticut	60.0	2.2	104.9	5.6	164.9	3.6
Georgia	85.2	3.1	55.6	3.0	140.8	3.1
Virginia	85.6	3.1	37.5	2.0	123.1	2.7
Maine	66.4	2.4	51.8	2.8	118.2	2.6
Wisconsin	51.2	1.9	43.2	2.3	94.4	2.1
Tennessee	53.7	2.0	36.4	2.0	90.1	2.0
Indiana	57.8	2.1	30.4	1.6	88.2	1.9
Pennsylvania	64.2	2.3	20.9	1.1	85.1	1.9
Minnesota	81.0	3.0	—	—	81.0	1.8
Florida	76.8	2.8	—	—	76.8	1.7
New Hampshire	42.6	1.6	33.1	1.8	75.7	1.6
North Carolina	71.8	2.6	1.2	0.1	73.0	1.6
Ohio	40.6	1.5	28.9	1.5	69.5	1.5
Other	539.2	19.8	73.8	3.9	613.0	13.1
Total	$2,733.1	100.0%	$1,865.4	100.0%	$4,598.5	100.0%

We manage our Commercial Lines portfolio, which includes our core and specialty businesses, with a focus on growth from the most profitable industry segments within our underwriting expertise. Our core business is generally comprised of several complementary commercial lines of business, consisting of small and middle market accounts, which include targeted industry segments. Additionally, we have multiple specialty lines of business. The Commercial Lines segment seeks to maintain strong agency relationships as an approach to secure and retain our agents’ best business. We monitor quality of business written through ongoing quality reviews, accountability for which is shared at the local, regional and corporate levels.

We manage Personal Lines business with a focus on acquiring and retaining preferred accounts. Currently, approximately 85% of our policies in force are account business. Approximately 57% of our Personal Lines net premium written is generated in the combined states of Michigan and Massachusetts. In Michigan, based upon direct premiums written for 2020, we underwrite approximately 7% of the state’s total market.

Approximately 66% of our Michigan Personal Lines net premium written is in the personal automobile line and 32% is in the homeowners line. Michigan business represents approximately 47% of our total personal automobile net premiums written and approximately 40% of our total homeowners net premiums written. In Michigan, we are a principal market for many of our appointed agencies, with approximately $2.2 million of total direct premiums written per agency in 2020.

In addition, in 2019, Michigan enacted major reforms of its current system governing personal and commercial automobile insurance, especially related to automobile Personal Injury Protection (“PIP”) coverage. We believe that we are effectively executing the transition to the reformed system and expect to navigate this market successfully. As of December 31, 2020, the net impact of these reforms was not significant to our total net premiums written and underwriting profit. For the full year 2020, net premiums written that were attributable to PIP coverage in Michigan were $144.3 million, or 3.1% of our total company full year 2020 net premiums written, while Michigan personal automobile net premiums written represented 11.7% of THG’s total company full year 2020 net premiums written. For more information, please refer to “Risk Factors” in Part I – Item 1A.

Approximately 66% of our Massachusetts Personal Lines net premium written is in the personal automobile line and 30% is in the homeowners line. Massachusetts business represents approximately 14% of our total personal automobile net premiums written and approximately 11% of our total homeowners net premiums written.

We sponsor local and national agent advisory councils to gain the benefit of our agents’ insight and enhance our relationships. These councils provide market and operational feedback, input on the development of products and services, guidance on marketing efforts, and support for our strategies, and assist us in enhancing our local market presence.

Other

With respect to our Other segment business, we market our third-party investment advisory services directly through Opus.

PRICING AND COMPETITION

The property and casualty insurance industry is a very competitive market. In the Commercial and Personal Lines segments, we market and distribute through independent agents and brokers, and compete for business on the basis of product, price, agency and customer service, local relationships, ratings and effective claims handling, among other things. Our competitors include national, international, regional and local companies that sell insurance through various distribution channels, including independent agencies, captive agency forces, brokers and direct to consumers through the internet or otherwise. They also include mutual insurance companies, reciprocals and exchanges. We believe that our emphasis on maintaining strong agency relationships and a local presence in our markets, coupled with investments in products, operating efficiency, technology and effective claims handling, enable us to differentiate ourselves and compete more effectively. Our broad product offerings in Commercial Lines and total account strategy in Personal Lines are instrumental to our ability to capitalize on these relationships and improve profitability.

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

CLAIMS MANAGEMENT

Claims management includes the receipt of initial loss notifications, generation of appropriate responses to claim reports, loss appraisals, identification and handling of coverage issues, determination of whether further investigation is required, retention of legal representation where appropriate, establishment of case reserves, approval of loss payments and notification to reinsurers. Part of our strategy focuses on efficient, timely and fair claim settlements to meet customer service expectations and maintain valuable independent agent relationships. Additionally, effective claims management is important to our business since claim payments and related loss adjustment expenses are our largest expenditures.

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

CATASTROPHES

We are subject to claims arising out of catastrophes, which historically have had a significant impact on our results of operations and financial condition. Coverage for such events is a core part of our business, and we expect to experience catastrophe losses in the future, which could have a material adverse impact on our financial results and position. Catastrophes can be caused by various events, including, among others, hurricanes, tornadoes and other windstorms, earthquakes, hail, severe winter weather, fire, explosions, riots, and terrorism. The incidence and severity of catastrophes are volatile and difficult to predict.

We endeavor to manage our catastrophe risks through underwriting procedures, including the use of deductibles and specific restrictions for flood and earthquake coverage, subject to regulatory restrictions and competitive pressures, and through geographic exposure management and reinsurance. Our catastrophe reinsurance program is structured to protect us on a per-occurrence and aggregate excess basis. We monitor geographic location and coverage concentrations with a view toward managing corporate exposure to catastrophic events. Although catastrophes can cause losses in a variety of property and casualty lines, commercial multiple peril and homeowners property coverages have, in the past, generated the majority of catastrophe-related claims.

REINSURANCE

Reinsurance Program Overview

We maintain ceded reinsurance programs designed to protect against large or unusual loss and LAE activity. We utilize a variety of proportional and non-proportional reinsurance agreements, which are intended to control our individual policy and aggregate exposure to large property and casualty losses, stabilize earnings and protect capital resources. These programs include facultative reinsurance (to limit exposure on a specified policy); specific excess and proportional treaty reinsurance (to limit exposure on individual policies or risks within specified classes of business); and catastrophe excess of loss reinsurance (to limit exposure to any one event that might impact more than one individual policy). Our proportional reinsurance consists of quota share reinsurance agreements and our non-proportional reinsurance includes excess of loss and stop loss reinsurance agreements.

Catastrophe reinsurance protects us, as the ceding insurer, from significant losses arising from a single event including, among others, hurricanes, tornadoes and other windstorms, earthquakes, hail, severe winter weather, fire, explosions, riots, flood and terrorism. We determine the appropriate amount of reinsurance based on our evaluation of the risks insured, exposure analyses prepared by advisors, our risk appetite and market conditions, including the availability and pricing of reinsurance. Although we believe our catastrophe reinsurance program, including our retention and co-participation amounts for 2021, is appropriate given our surplus level and the current reinsurance pricing environment, there can be no assurance that our reinsurance program will provide coverage levels that will prove adequate should we experience losses from one significant or several large catastrophes during 2021. Additionally, as a result of the current economic environment, as well as losses incurred by reinsurers in the past several years, the availability and pricing of appropriate reinsurance programs may be adversely affected in future renewal periods. We may not be able to pass these costs on to policyholders, or there may be a delay in passing these costs to policyholders, in the form of higher premiums or assessments.

We cede to reinsurers a portion of our risk based upon insurance policies subject to such reinsurance. Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to us. We believe that the terms of our reinsurance contracts are consistent with industry practice in that they contain standard terms with respect to lines of business covered, limit and retention, arbitration and occurrence. Subsequent to the emergence of COVID-19 in March 2020, some of our reinsurance contract renewals contain varying forms of pandemic and other exclusions, which we believe are consistent with current reinsurance contract exclusions in the market generally. We believe our reinsurers are financially sound, based upon our ongoing review of the financial strength ratings assigned to them by rating agencies, their reputations in the reinsurance marketplace, our collections history, information and advice from third parties, and the analysis and guidance of our reinsurance advisors.

Reference is made to Note 14 — “Reinsurance” in the Notes to Consolidated Financial Statements. Reference is also made to “Involuntary Residual Markets” below.

Our 2021 reinsurance program for our Commercial Lines and Personal Lines segments is substantially consistent with our 2020 program design. The following discussion summarizes both our 2020 and 2021 reinsurance programs for our Commercial Lines and

Personal Lines segments (excluding coverage available under the U.S. federal terrorism program which is described below under “Terrorism”), but does not purport to be a complete description of the program or the various restrictions or limitations which may apply:

•

Our Commercial Lines and Personal Lines segments are primarily protected by a property catastrophe occurrence program, a property per risk excess of loss treaty, as well as a casualty excess of loss treaty, with retentions of $200 million, $2.5 million, and $2 million, respectively.

•

The property catastrophe occurrence program provides coverage, on an occurrence basis, up to $1.1 billion countrywide, less a $200 million retention, with no co-participation, for all defined perils. For occurrences from $1.1 billion to $1.3 billion, we have coverage for 33% of losses. Additionally, there is a program feature which provides coverage in excess of $300 million in aggregate catastrophe losses. This feature provides $75 million of coverage, subject to 24% co-participation, that may respond either to an event that exceeds $1.1 billion or to events in excess of $300 million in aggregate catastrophe losses. The catastrophe losses subject to the aggregate feature are limited only to those events that exceed $7.5 million of incurred losses per event and have a per occurrence limit of $200 million.

•

The property per risk excess of loss treaty provides coverage, on a per risk basis, up to $100 million, less a $2.5 million retention, with a co-participation for the second half of 2020 and the first half of 2021 of 37.25% for reinsurance placed in the $2.5 million to $3.5 million layer, 3.25% for $6.5 million in excess of the $3.5 million layer, 0.75% of the $10 million in excess of $10 million layer, and no co-participation for reinsurance placed in excess of the $20 million to $100 million layer. There is a $10 million annual aggregate deductible for the $10 million excess of $10 million layer. Accordingly, we retain $10 million of loss in excess of the $10 million attachment point before we can make a reinsurance recovery from the $10 million excess of $10 million layer.

•	In 2020, the casualty excess of loss treaty provides coverage, on a per occurrence basis for each loss, up to $75 million less a $2 million retention, with no co-participation.

•

For 2020 and 2021, Commercial Lines segments are further protected by excess of loss treaty agreements for specific lines of business. For example, the surety and fidelity bond excess of loss treaty provides coverage, on a per principal basis, up to $40 million, less a $7.5 million retention, with no co-participation.

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

Our intention is to renew the surety and fidelity bond treaty, the property per risk excess of loss treaty and the property catastrophe treaty in July 2021 with the same or similar terms and conditions, but there can be no assurance that we will be able to maintain our current levels of reinsurance, pricing and terms and conditions. Our 2021 casualty excess of loss treaty is effective January 1, 2021.

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

The Terrorism Risk Insurance Act of 2002 first established the Terrorism Risk Insurance Program (the “Program”). Coverage under the Program applies to workers’ compensation, commercial multiple peril and certain other Commercial Lines policies for direct written policies. The Program will expire in December 2027. All commercial property and casualty insurers are required to participate in the Program. Under the Program, a participating issuer, in exchange for making terrorism insurance available, may be entitled to be reimbursed by the Federal government for a portion of its aggregate losses. The Program does not cover losses in surety, Personal Lines or certain other lines of business.

As required by the Program, we offer policyholders in specific lines of commercial insurance the option to elect terrorism coverage. In order for a loss event to be reinsured under the Program, the loss event must meet aggregate industry loss minimums and must be the result of an act of terrorism as certified by the Secretary of the Treasury in consultation with the Secretary of Homeland Security and the U.S. Attorney General. Losses from events which do not qualify or are not so certified will not receive the benefit of the Program. Such losses may be deemed covered losses under the insured’s policy whether or not terrorism coverage was purchased. Further, under the Terrorism Risk Insurance Program Reauthorization Act of 2015, our share of U.S. domestic losses in 2020 from such events, if deemed certified terrorist events, would have been limited to 19% of losses in excess of an approximate $431 million deductible, which represented 19.8% of year-end 2019 statutory policyholder surplus of our insurers, and, under the 2020 re-authorization, is estimated to be $471.2 million in 2021, representing 18.2% of 2020 year-end statutory policyholder surplus, up to a combined annual aggregate limit for the federal government and all insurers of $100 billion.

Given the unpredictability of terrorism losses, future losses from acts of terrorism could be material to our operating results, financial position, and/or liquidity. We attempt to manage our exposures on an individual line of business basis and in the aggregate by one-half square mile grids in major metropolitan areas.

Reinsurance Recoverables

When we experience loss events that are subject to a reinsurance contract, reinsurance recoverables are recorded. The amount of the recorded reinsurance recoverable depends on the estimated size of the individual loss or the aggregate amount of all losses in a particular line, book of business or an aggregate amount associated with a particular accident year. The valuation of losses recoverable depends on whether the underlying loss is a reported loss, or an incurred but not reported loss. For reported losses, we value reinsurance recoverables at the time the underlying loss is recognized, in accordance with contract terms. For incurred but not reported losses, we estimate the amount of reinsurance recoverable based on the terms of the reinsurance contracts and historical reinsurance recovery information and apply that information to the gross loss reserve estimates. The most significant assumption we use is the average size of the individual losses that will exceed our reinsurance retentions for those claims that have occurred but have not yet been reported to us. The reinsurance recoverable is based on what we believe are reasonable estimates and is disclosed separately on the financial statements. However, the ultimate amount of the reinsurance recoverable is not known until all losses are settled.

Other than our investment portfolio, the single largest asset class is our reinsurance recoverables, which consist of our estimate of amounts recoverable from reinsurers with respect to losses incurred to date (including losses incurred but not reported) and unearned premiums, net of amounts estimated to be uncollectible. These estimates are expected to be revised at each reporting period and such revisions, which could be material, affect our results of operations and financial position. Reinsurance recoverables include amounts due from state mandatory reinsurance or other involuntary risk sharing mechanisms, and private reinsurers to whom we have voluntarily ceded business.

We are subject to concentration of risk with respect to reinsurance ceded to various mandatory residual markets, facilities and pooling mechanisms. As a condition to conduct business in various states, we are required to participate in residual market mechanisms, facilities and pooling arrangements which usually are designed to provide insurance coverages to individuals or other entities that are otherwise unable to purchase such coverage voluntarily or at rates deemed reasonable. These market mechanisms, facilities and pooling arrangements comprise $1,035.0 million of our total reinsurance recoverables on paid and unpaid losses and unearned premiums at December 31, 2020, $1,024.7 million of which is attributable to the Michigan Catastrophic Claims Association (“MCCA”).

The MCCA is a mandatory reinsurance association that reinsures claims that arise under Michigan’s unlimited personal injury protection coverage, which, as of July 2, 2020, is one of the available coverage options under Michigan’s no-fault automobile insurance statute. The MCCA reinsures all such claims in excess of a statutorily established company retention, currently $580,000. Funding for the MCCA comes from assessments against automobile insurers based upon their share of insured automobiles in the state for which the policyholders have elected unlimited PIP benefits. Insurers are allowed to pass along this cost to Michigan automobile policyholders. This recoverable accounted for 61% and 62% of our total personal automobile gross reserves at December 31, 2020 and 2019, respectively. Because the MCCA is supported by assessments permitted by statute, and there have been no significant uncollectible balances from MCCA identified during the three years ending December 31, 2020, we believe that we have no significant exposure to uncollectible reinsurance balances from this entity. As discussed under “Risk Factors” in Part I – Item 1A, in June 2019, Michigan enacted major reforms to its prior system governing personal and commercial automobile insurance.  These changes, among other things, eliminated the requirement to purchase unlimited personal injury protection and allowed consumers to purchase a choice of coverage options. In addition, the reform legislation set forth cost savings measures for personal injury protection claims, including MCCA-reinsured claims, that are expected to take effect in July 2021. Our current estimate of MCCA reinsurance receivables has not been reduced for these potential future claim cost savings.

In addition to the reinsurance ceded to various residual market mechanisms, facilities and pooling arrangements, we have $839.3 million of reinsurance assets due from traditional reinsurers as of December 31, 2020. These amounts are due principally from highly-rated reinsurers, defined as rated A- or higher by A.M. Best or other equivalent rating agency. In certain instances, for example in our Hanover Programs business, we also require, from the reinsurer, a deposit of assets in trust, letters of credit or other acceptable collateral in order to support balances due from reinsurers that provide reinsurance only on a collateralized basis. The following table displays balances recoverable from our ten largest reinsurance groups at December 31, 2020, along with the A.M. Best rating for each group’s ultimate parent or lead rating unit, if an A.M. Best rating is available. Reinsurance recoverables are comprised of paid losses recoverable, outstanding losses recoverable, incurred but not reported losses recoverable, and ceded unearned premium.

REINSURERS	A.M. Best Rating	Reinsurance Recoverable
(in millions)
HDI Group (Hannover Ruckversicherungs AG)	A	$124.9
Lloyd's Syndicates	A	105.7
Swiss Re Ltd.	A+	86.9
Allegheny Corporation (Transatlantic Reinsurance Co.)	A+	74.1
Toa Reinsurance Company Ltd.	A	67.7
Munich Reinsurance Companies	A+	64.6
Siward I Reinsurance Company Ltd.	(1)	44.1
Axis Capital Holding Ltd.	A	27.8
Giovanni Agnelli B.V. (Partner Reinsurance Company of the U.S.)	A+	23.1
Berkshire Hathaway Inc. (General Reinsurance Corp)	A++	22.6
Subtotal		641.5
All other reinsurers		197.8
Residual markets, facilities, and pooling arrangements		1,035.0
Total		$1,874.3
(1)	No A.M. Best rating available. Reinsurance recoverable fully collateralized by assets in trust.

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

We have established a reserve for uncollectible reinsurance of $6.6 million as of December 31, 2020, or 0.3% of the total reinsurance recoverable balance, which was determined by considering reinsurer specific default risk on paid and unpaid recoverables as indicated by their financial strength ratings, any ongoing solvency issues, any current risk of dispute on paid recoverables, and our past collection experience. There have been no significant balances determined to be uncollectible and thus no significant charges recorded during 2020 for uncollectible reinsurance recoverables.

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

REGULATION

Our property and casualty insurance subsidiaries are subject to extensive regulation in the states in which they transact business and are supervised by the individual state insurance departments. Numerous aspects of our business are subject to regulation, including premium rates, mandatory covered risks, limitations on the ability to cancel, non-renew, reject business or limit writings in certain geographic areas, prohibited exclusions, licensing and appointment or termination of agents, restrictions on the size of risks that may be insured under a single policy, reserves and provisions for unearned premiums, losses and other obligations, deposits of securities for the benefit of policyholders, investments and capital, policy forms and coverages, advertising, and other conduct, including restrictions on the use of credit information and other factors in underwriting, as well as other underwriting and claims practices. These restrictions limit the ability of insurers to underwrite or price policies on the basis of available third-party information (such as “social media”) and “big data”. Insurers are also subject to state laws and regulations governing the protection of their data systems and the use and protection of personal information collected in the ordinary course of operations. States also regulate various aspects of the contractual relationships between insurers and independent agents.

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

In addition, as a condition to writing business in certain states, insurers are required to participate in various pools or risk sharing mechanisms or to accept certain classes of risk, regardless of whether such risks meet their underwriting requirements for voluntary business. Some states also limit or impose restrictions on the ability of an insurer to withdraw from certain classes of business. For example, Massachusetts, New York and California each impose material restrictions on a company’s ability to materially reduce its exposures or to withdraw from certain lines of business in their respective states. The state insurance departments can impose significant charges on an insurer in connection with a market withdrawal or refuse to approve withdrawal plans on the grounds that they could lead to market disruption. Laws and regulations that limit cancellation and non-renewal of policies or that subject withdrawal plans to prior approval requirements may significantly restrict our ability to exit unprofitable markets. Such actions and related regulatory restrictions may limit our ability to reduce our potential exposure to hurricane and other catastrophe-related losses.

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

Other aspects of our business are subject to regulation as well. For example, Opus is subject to state and federal securities law, including regulation by the Securities and Exchange Commission (“SEC”), pertaining to the marketing and provision of institutional investment management services.

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

With respect to FAIR plans and other similar property insurance shared market mechanisms that have significant exposures, it is difficult to accurately estimate our potential financial exposure for future events. Assessments following a large coastal event, particularly one affecting Massachusetts, Texas, New York or North Carolina, or a large wildfire event affecting California, could be material to our results of operations. Our participation in such shared markets or pooling mechanisms is generally proportional to our direct writings for the type of coverage written by the specific pooling mechanism in the applicable state or other jurisdiction. For example, we are subject to mandatory participation in the Michigan Assigned Claims (“MAC”) facility. MAC is an assigned claim plan covering people injured in uninsured motor vehicle accidents. Our participation in the MAC facility is based on our share of personal and commercial automobile direct written premium in the state and resulted in underwriting losses of $15.4 million in 2020. There were no other mandatory residual market mechanisms that were significant to our 2020 results of operations.

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

DECEMBER 31	2020	2019	2018
(in millions)
Statutory reserve for losses and LAE	$4,490.4	$4,184.2	$3,935.6
GAAP adjustments:
Reinsurance recoverables on unpaid losses of our insurance subsidiaries	1,641.6	1,574.8	1,472.6
Statutory reserves for discontinued accident and health business	(116.2)	(113.2)	(112.4)
Other	8.2	8.6	8.3
GAAP reserve for losses and LAE	$6,024.0	$5,654.4	$5,304.1

Reserves for discontinued accident and health business of our insurance subsidiaries are included in liabilities of discontinued operations for GAAP and loss and loss adjustment expenses for Statutory reporting.

DISCONTINUED OPERATIONS

Discontinued operations include our discontinued accident and health and life businesses and our former Chaucer operations.

Accident and Health and Life Businesses

The discontinued accident and health business includes interests in 24 accident and health reinsurance pools and arrangements that we retained subsequent to the sale of First Allmerica Financial Life Insurance Company (“FAFLIC”) in 2009. We ceased writing new premiums in this business in 1999, subject to certain contractual obligations. The reinsurance pool business consists primarily of long-term care, the medical and disability portions of workers’ compensation risks, assumed personal accident, individual medical, long-term disability, and special risk business. This business also includes residual health insurance policies. Total reserves for the assumed accident and health business were $117.4 million at December 31, 2020. The long-term care pool accounted for approximately 73% of these reserves as of December 31, 2020. Reserves for the long-term care pool, individual medical, and residual health insurance policies are discounted. Reserves for all other assumed accident and health business are undiscounted. Assets and liabilities related to the discontinued accident and health business are reflected as assets and liabilities of discontinued life businesses.

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

Our former life insurance businesses, which are also included in discontinued operations, include activities that were not significant to our 2020 results, although we retain indemnification obligations with respect to these businesses.

Chaucer

In 2018 and 2019, we sold the components of our Chaucer segment to China Re. Prior to the sale, this business encompassed our international property and casualty insurance products sold principally by a wholly-owned United Kingdom-based subsidiary operating through the Society and Corporation of Lloyd’s (“Lloyd’s”), and other international insurance and non-insurance subsidiaries. Results from our former Chaucer segment were not significant in 2020, although we retain certain indemnification obligations with respect to this business.

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

The majority of our assets are invested in the fixed income markets. Through fundamental research and credit analysis, with a focus on value investing, Opus seeks to identify a portfolio of stable income-producing higher quality U.S. government, foreign government, municipal, corporate, residential and commercial mortgage-backed securities and asset-backed securities. We have a general policy of diversifying investments, both within and across major investment and industry sectors, to mitigate credit and interest rate risk. We monitor the credit quality of our investments and our exposure to individual markets, borrowers, industries, sectors and, in the case of commercial mortgage-backed securities and commercial mortgage loan participations, property types and geographic locations. We recognize Environmental, Social and Governance (“ESG”) issues as important factors to include in our fundamental investment research process, because these factors can influence the sustainability of an investment, and its risk and return profile.

Investments held by our insurance subsidiaries are subject to diversification requirements under state insurance laws. Investment considerations include asset/liability profile, including duration, convexity and other characteristics within specified risk tolerances. The investment portfolio duration is approximately 4.8 years. We seek to maintain sufficient liquidity to support our cash flow requirements by monitoring the cash requirements associated with our insurance and corporate liabilities, laddering the maturities within the portfolio, closely monitoring our investment durations, holding high quality liquid public securities and managing the purchases and sales of assets.

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

EMPLOYEES AND HUMAN CAPITAL RESOURCES

As of December 31, 2020, we had approximately 4,300 employees, all of whom are located in the United States. We believe our relations with employees are positive, as evidenced by employee feedback received through employee surveys and other formal and informal channels.

In order to successfully operate our business, we rely on our corporate culture and on attracting, developing and retaining qualified employees to differentiate our company and deliver on our commitments to our independent agents, customers, investors and other stakeholders. The following is a description of the material human capital measures and objectives that management focuses on in managing the business.

Inclusion & Diversity

We strive to foster an environment of inclusion and diversity (“I&D”) that welcomes the unique perspectives, experiences and insights of individuals from all backgrounds and walks of life, because we believe that this will lead to greater engagement of our employees in pursuit of our business objectives. Our goal is to continue to develop an inclusive and diverse workforce that fosters innovation, respect and collaboration.

Management has focused on I&D within our workforce by developing a multi-year educational program around inclusion that is designed to impact each of our employees and by diversifying our sourcing practices to develop, advance and retain a diverse employee population. Additionally, we are investing in internal business resource groups to support our company’s cultural values, drive our business initiatives forward, meet the needs of both internal and external stakeholders, and foster our commitment to build an inclusive and diverse work environment. Management’s continued objectives in I&D include reinforcing inclusive behaviors at all levels of our organization, evaluating and mitigating bias in the talent lifecycle in an effort to recruit, hire, develop, and retain women, people of color, and other underrepresented groups, and continuing to focus on our internal business resource groups to promote belonging and the importance of allyship.

Accountability for I&D has been established by incorporating Board oversight of I&D, as part of our larger corporate culture, into the charter of the Compensation and Human Capital Committee of the Board of Directors (“CHCC”) and by including support of and progress on I&D initiatives as part of the incentive compensation evaluation process for our CEO and entire executive leadership team.

Engagement and Alignment with Company Culture

We believe that an employee workforce that is engaged and aligned with our core cultural values of collaboration, accountability, respect and empowerment (our CARE values) is fundamental to delivering on our business commitments. Management focuses on maintaining a workforce that is engaged by providing transparent communications and soliciting employee feedback informally and through employee surveys and focus groups. To foster accountability, every employee, regardless of role, receives a formal evaluation and performance discussion annually, and the evaluation process is aligned to our CARE values. In addition, we expect that performance connections take place between manager and employee on an ongoing basis to discuss goals, overall performance, development opportunities, and demonstration of leadership and corporate values.

Development and Succession Planning

We recognize the importance of employee development for our team members throughout their careers as an important driver of workforce engagement, retention, and succession planning. Management focuses on providing learning and development through multiple modalities, including utilizing a robust online learning management platform that accommodates various schedules and diverse learning styles, engaging in experiential learning through stretch assignments and special projects, using virtual and classroom workshops, providing reimbursement for tuition and education-related fees (including professional and industry designations), and through the course of our goal-setting and performance evaluation process.

We are committed to identifying and investing in the development of our future leaders and accomplish this through formal talent review and succession planning processes that are aligned to standard leadership capabilities and our critical roles. Our development focus may include 360 feedback assessments, formal leadership development programs, executive coaching and experiential development opportunities for many employees.

Incentivized Workforce

The emphasis on our overall performance is intended to align the employee’s financial interests with the interests of shareholders. Our compensation philosophy is based on a merit system where employees are paid for their performance and recognized for their talents and contributions. We are committed to fair and equitable total compensation that includes base pay and short- and long-term incentives that are competitive with others in our industry, while also ensuring internal equity across our organization. In addition, our benefits packages, including medical plan selections and other health and wellness offerings, are designed to maintain the physical, financial, mental and social well-being of our employees, their families and dependents. Most employees receive short-term incentive compensation based on annual goals with the funding and metrics approved by the CHCC. Additionally, our senior leaders receive long-term incentive compensation in the form of equity awards.

EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to “Directors, Executive Officers and Corporate Governance” in Part III - Item 10.

AVAILABLE INFORMATION

We file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, our definitive proxy statement on Schedule 14A, and other required information with the SEC. Shareholders may obtain reports, proxy and information statements, and other information with respect to our filings, at the SEC’s website, https://www.sec.gov.

Our website address is https://www.hanover.com. We make available, free of charge, on or through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Code of Conduct is also available, free of charge, on our website. Additionally, our Corporate Governance Guidelines and the charters of our Audit Committee, Compensation and Human Capital Committee, Committee of Independent Directors and Nominating and Corporate Governance Committee, are available on our website. All documents are also available in print to any shareholder who requests them. Unless specifically incorporated by reference, information on our website is not part of this Annual Report on Form 10-K.

ITEM 1A–RISK FACTORS

RISK FACTORS AND FORWARD-LOOKING STATEMENTS

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

Risks Related to Underwriting, Risk Aggregation and Risk Management

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

•	competitive and regulatory pressures, which affect the prices of our products and the nature of the risks covered;
•	volatile and unpredictable developments, including severe weather, catastrophes, wildfires, civil unrest, pandemics and terrorist actions;
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

The demand for property and casualty insurance can also vary significantly based on general economic conditions (either nationally or regionally), rising as the overall level of economic activity increases and falling as such activity decreases. Loss patterns also tend to vary inversely with local economic conditions, increasing during difficult or unstable economic times and moderating during economic upswings or periods of stability. The current Pandemic has introduced additional complexity to loss patterns. The fluctuations in demand and competition could produce unpredictable underwriting results.

Due to geographical concentration in our property and casualty business, changes in economic, regulatory and other conditions in the regions where we operate could have a significant negative impact on our business as a whole. Geographic concentrations also expose us to losses that are potentially disproportionate to our market share in the event of natural or other catastrophes.

We generate a significant portion of our property and casualty insurance net premiums written and earnings in Michigan, Massachusetts and other states in the Northeast, including New York. In addition, a significant amount of Commercial Lines’ net written premium is generated in California. For the year ended December 31, 2020, approximately 21.0% and 9.2% of our net premiums written in our property and casualty business were generated in the states of Michigan and Massachusetts, respectively, and 11.6% of our Commercial Lines’ net premiums written was generated in California. Many states in which we do business impose significant rate control and residual market charges and restrict an insurer’s ability to exit such markets (for example, the Insurance Commissioner in California has taken steps to limit non-renewal of property policies in geographic areas prone to wildfires). The revenues and profitability of our property and casualty insurance subsidiaries are subject to prevailing economic, regulatory, demographic and other conditions, including adverse weather in Michigan and the Northeast. Because of our geographic concentration in certain regions, our business, as a whole, could be significantly affected by changes in the economic, regulatory and other conditions in such areas.

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

Risks Related to Reserves and Claims

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

The inherent uncertainties of estimating reserves are greater for certain types of property and casualty insurance lines. These include automobile bodily injury liability, automobile personal injury protection, general liability, and workers’ compensation, where a longer period of time may elapse before a definitive determination of ultimate liability may be made, environmental liability, where the technological, judicial and political climates involving these types of claims are continuously evolving, and casualty coverages such as professional liability. There is also greater uncertainty in establishing reserves with respect to new business, particularly new business that is generated with respect to newer product lines, such as our financial institutions and cyber-risk lines, by newly appointed agents, or in new geographies where we have less experience in conducting business. In these cases, there is less historical experience or knowledge and less data that the actuaries can rely on. Estimating reserves is further complicated by unexpected claims or unintended coverages that emerge due to changing conditions. These emerging issues may increase the size or number of claims beyond our underwriting intent and may not become apparent for many years after a policy is issued, such as was the case for the industry with respect to environmental, asbestos, and certain product liability claims. Similar concerns have emerged with what has been called “silent” cyber, or claims arising for cyber losses under traditional policies where such coverage is not contemplated. These losses are reflected as prior year reserve development. Although we undertake underwriting actions that are intended or designed to limit losses once emerging issues are identified, we remain subject to losses on policies issued during those years preceding the underwriting actions.

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

Underwriting results and operating income could be adversely affected by further changes in our net loss and LAE estimates related to significant events or emerging risks, such as risks related to attacks on or breaches of cloud-based data information storage or computer network systems (“cyber-risks”), privacy regulations or disruptions caused by major power grid failures or widespread electrical and electronic equipment failure due to aging infrastructure, natural factors like hurricanes, earthquakes, wildfires, solar flares and pandemic or man-made factors like terrorism and civil unrest.

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

Risks Related to Weather Events, Catastrophes and Climate Change

Limitations on the ability to predict the potential impact of weather events and catastrophes may impact our future profits and cash flows.

Our business is subject to claims arising out of catastrophes that may have a significant impact on our results of operations and financial condition. We have experienced, and in the future may experience, catastrophe losses that could have a material adverse impact on our business. Catastrophes can be caused by various events, including hurricanes, floods, earthquakes, tornadoes, wind, hail, fires, drought, severe winter weather, volcanic eruptions, tropical storms, tsunamis, sabotage, civil unrest, terrorist actions, explosions, nuclear accidents, solar flares, and power outages. The frequency and severity of catastrophes are inherently unpredictable.

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

Although catastrophes can cause losses in a variety of property and casualty lines, homeowners and commercial multiple peril property insurance have, in the past, generated the vast majority of our catastrophe-related claims. Our catastrophe losses have historically been principally weather-related, particularly from hurricanes and hail damage, as well as snow and ice damage from winter storms.

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

Climate change may adversely impact our results of operations and/or our financial position.

Global climate change from rising planet temperatures over the last several decades has been linked to a number of factors that contribute to the increased unpredictability, frequency, duration and severity of weather events, including: changing weather patterns, a rise in ocean temperatures, and sea level rise. Further increases or persistence in these conditions would lead to higher overall losses, which we may not be able to recoup, particularly in a highly regulated and competitive environment, and higher reinsurance costs. Certain catastrophe models assume an increase in frequency and severity of certain weather or other events, which could result in a disproportionate impact on insurers with certain geographic concentrations of risk. This would also likely increase the risks of writing property insurance in coastal areas or areas susceptible to wildfires or flooding, particularly in jurisdictions that restrict pricing and underwriting flexibility. The threat of rising seas or other catastrophe losses as a result of global climate change may also cause property values in coastal or such other communities to decrease, reducing the total amount of insurance coverage that is required.

In addition, global climate change could impact assets that we invest in, resulting in realized and unrealized losses in future periods that could have a material adverse impact on our results of operations and/or financial position. It is not possible to foresee which, if any, assets, industries or markets will be materially and adversely affected, nor is it possible to foresee the magnitude of such effect.

Risks Related to Reinsurance

We cannot guarantee the adequacy of or ability to maintain our current level of reinsurance coverage.

Similar to insurance companies, reinsurance companies can also be adversely impacted when catastrophes occur. In setting our retention levels and coverage limits, we consider our level of statutory surplus and exposures, as well as the current reinsurance pricing environment, but there can be no assurance that we adequately set these levels or limits or that we will be able to maintain our current or desired levels of reinsurance coverage. In particular, and as discussed under “Reinsurance Program Overview” in Information About Operating Segments - Reinsurance, not all of our 2021 reinsurance programs for the Commercial and Personal Lines are fully placed. Reinsurance is a significant factor in our overall cost of providing primary insurance. However, unlike primary insurers, reinsurers are not subject to rate or other restrictions requiring them to continue availability of reinsurance or limiting cost increases or mandating coverage forms. An individual insurer’s reinsurance expense is correlated to the level of losses experienced by its reinsurers. Future catastrophic events and other changes in the reinsurance marketplace, including as a result of investment losses or disruptions due to challenges in the financial markets that have occurred or could occur in the future, may adversely affect our ability to obtain such coverages, as well as adversely affect the cost of obtaining that coverage.

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

We purchase reinsurance by transferring (known as ceding) part of the risk that we have assumed to reinsurance companies in exchange for part of the premium we receive in connection with the risk. As of December 31, 2020, our reinsurance receivable (including from the MCCA) amounted to approximately $1.9 billion. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the reinsured) of our liability to our policyholders. Accordingly, we bear counterparty risk with respect to our reinsurers, including risks resulting from over-concentration of exposures within the industry. Although we monitor the financial strength ratings assigned to them by rating agencies, their reputations in the reinsurance marketplace, our collections history with them, the credit quality of our reinsurers, and the analysis and guidance of our reinsurance advisors, and we believe that the financial condition of our reinsurers is sound, we cannot be sure that they will pay the reinsurance recoverables owed to us currently or in the future or that they will pay such recoverables on a timely basis. The contractual obligations under reinsurance agreements are typically with individual subsidiaries of the reinsurance group and are not typically guaranteed by other group members. In certain circumstances, with “unauthorized” reinsurers or those with lower financial strength ratings, we may require collateral equal to 100% of estimated reinsurance recoverables. The collateral can serve to mitigate credit risk.  In the event of losses, we may look to “draw down” on this collateral to satisfy reinsurance recoveries due to us, but if the collateral held is insufficient to meet those recoveries, we will be exposed to losses.

Risks Related to Regulation, Mandatory Market Mechanisms and Mandatory Assessments

Our businesses are heavily regulated, and changes in regulation may reduce our profitability.

Our insurance businesses are subject to supervision and regulation by the state insurance authority in each state where we transact business. This system of supervision and regulation relates to numerous aspects of an insurance company’s business and financial condition, including limitations on the authorization of lines of business, underwriting limitations, the ability to utilize credit-based insurance scores, gender, geographic location, information publicly available (such as on social media), education, occupation, income or other factors in underwriting, the ability to terminate agents, supervisory and liability responsibilities for agents, the setting of premium rates, the requirement to write certain classes of business that we might otherwise avoid or charge different premium rates, restrictions on the ability to withdraw from certain lines of business or terminate policies or classes of policyholders, the establishment of standards of solvency, the licensing of insurers and agents, compensation of and contractual arrangements with independent agents, concentration of investments, levels of reserves, the payment of dividends, transactions with affiliates, changes of control, protection of private information of our agents, policyholders, claimants and others (which may include highly sensitive financial or medical information or other private information such as social security numbers, driving records or driver’s license numbers) and the approval of policy forms. From time to time, various states and Congress have proposed to prohibit or otherwise restrict the use of credit-based insurance scores in underwriting or rating our Personal Lines business. The elimination of the use of credit-based insurance scores could cause significant disruption to our business and our confidence in our pricing and underwriting. Most insurance regulations are designed to protect the interests of policyholders rather than stockholders and other investors.

Legislative and regulatory restrictions are constantly evolving and are subject to then-current political pressures. For example, following major events, states have considered, and in some cases adopted, proposals such as homeowners’ “Bill of Rights”, restrictions on storm deductibles, additional mandatory claim handling guidelines and mandatory coverages. More recently, the California Insurance Commissioner restricted the ability of carriers to non-renew certain coverages in wildfire disaster areas, and the New York Department of Financial Services and regulatory agencies in other states have enacted comprehensive cybersecurity regulations and required insurers to take steps related to global climate change.

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

Our business could be negatively impacted by adverse state and federal legislation or regulation, or judicial developments, including those resulting in: decreases in rates, including for example, recent regulatory or bureau actions to mandate reduced premiums for workers’ compensation insurance; limitations on premium levels; coverage and benefit mandates; limitations on the ability to manage care and utilization or other claim costs; requirements to write certain classes of business or in certain geographies; restrictions on underwriting, methods of compensating independent producers, or our ability to cancel or renew certain business (which negatively affects our ability to reduce concentrations of property risks); higher liability exposures for our insureds; increased assessments or higher premium or other taxes; and enhanced ability to pierce “no fault” thresholds, recover non-economic damages (such as “pain and suffering”), or pierce policy limits.

These regulations serve to protect customers and other third parties and are heavily influenced by the then-current political environment. If we are found to have violated an applicable regulation, administrative or judicial proceedings may be initiated against us that could result in censures, fines, civil penalties (including punitive damages), the issuance of cease-and-desist orders, premium refunds or the reopening of closed claim files, among other consequences. These actions could have a material adverse effect on our financial position and results of operations.

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

We are subject to uncertainties related to Michigan PIP Reform.

Starting in 1973, the state of Michigan required all personal and commercial automobile polices issued in the state to include no-fault personal injury protection (“PIP”) coverage without a cap on maximum benefits allowed (i.e., “unlimited PIP benefits”).  Insurers were required to retain a portion of the risk and the MCCA, a legislatively-created reinsurance mechanism, reinsures the portion of the risk in excess of the insurer’s mandated retention. The mandatory retention amount increases biennially at a statutory mandated rate and is currently $580,000. Premiums on Michigan automobile policies include a charge for both the insurer’s retained amount and a separately identified pass-through charge determined by the MCCA.

In response to concerns about the overall cost and affordability of automobile insurance in Michigan, the state enacted legislation in June 2019 that significantly changed no-fault and PIP systems. The new legislation, effective July 2, 2020, eliminated the requirement that all insureds purchase unlimited PIP coverage and substituted instead tiered limits, ranging from zero (for those with certain health benefits meeting specified criteria) to unlimited benefits. In contrast, the minimum amounts of bodily injury coverage drivers are required to purchase increased, and we anticipate an increase in tort liability and related litigation from these changes. The legislation includes underwriting and other restrictions and mandates, in addition to subjecting rates, forms and rules to prior approval from the Michigan Department of Insurance and Financial Services (“Michigan Insurance Department”) before implementation.

The legislation also imposes various cost controls, including medical fee schedules based on a multiple of Medicare reimbursement rates, and mandated PIP premium rate reductions with an eight-year premium rate freeze for the PIP component of automobile policies. The Michigan Insurance Department is also preparing regulations to establish utilization controls. The rate freeze was effective contemporaneously with the adoption of the legislation and the mandatory rate reduction was effective July 2, 2020. The expense and utilization controls do not go into effect until July 1, 2021.

In response to the future savings expected to be garnered from the expense and utilization controls, the MCCA reassessed its outstanding liabilities and estimated that the deficit reported in more recent years had been “erased” (notwithstanding a persistent reported annual deficit, the MCCA’s annual operations have always been cash flow positive). As of December 31, 2020, our estimated reinsurance recoverable from the MCCA was $1.0 billion. This estimate has not been reduced for the potential future claim cost savings.

Many medical and other providers who receive reimbursement under the PIP system strenuously objected to the fee schedules, cost controls and utilization restrictions imposed by the new legislation.  Since the reform legislation was adopted, we have experienced an increase in litigation from medical and other providers demanding higher reimbursements under the current system. On October 3, 2019, litigation captioned Andary et. al. v. USAA Casualty Insurance Company and Citizens Insurance Company of America (a subsidiary of THG), Circuit Court for the County of Ingham, Michigan Case 19-738-CZ, was filed. The plaintiffs seek a declaratory judgment that the fee schedules, attendant care reimbursement limits, cost controls and utilization provisions of the new legislation violate multiple provisions of the Michigan state constitution.  We intend to vigorously contest plaintiffs’ claims.

For the year ending December 31, 2020, Michigan personal automobile insurance represented approximately 47% of our total personal automobile net premiums written.  PIP net written premium (which does not include the MCCA pass-through assessment) represents approximately 26% of those Michigan personal automobile premiums. It is not clear at this time whether projected savings from the various cost control measures, assuming they remain in effect, will be commensurate with the required PIP reductions and rate controls. Accordingly, there is increased uncertainty attributable to these changes regarding the future performance of our Michigan personal automobile lines.

We may incur financial losses resulting from our participation in shared market mechanisms, mandatory reinsurance programs and mandatory and voluntary pooling arrangements.

In most of the jurisdictions that we operate in, our property and casualty insurance subsidiaries are required to participate in mandatory property and casualty shared market mechanisms, government-sponsored reinsurance programs or pooling arrangements. These arrangements are designed to provide various insurance coverages to individuals or other entities that are otherwise unable to purchase such coverage or to support the costs of uninsured motorist claims in a particular state or region. We cannot predict whether our participation in these shared market mechanisms or pooling arrangements will provide underwriting profits or losses to us. For the year ended December 31, 2020, we experienced an underwriting loss of $10.5 million from participation in these mechanisms and pooling arrangements, compared to underwriting losses of $14.1 million and $23.2 million in 2019 and 2018, respectively. We may face similar or more significant earnings fluctuations in the future.

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

We also have credit risk associated with certain mandatory reinsurance programs, such as the MCCA. See “We are subject to uncertainties related to Michigan PIP Reform,” above for more information on the MCCA.

In addition, we may be adversely affected by liabilities resulting from our previous participation in certain voluntary property and casualty assumed reinsurance pools. We have terminated our participation in virtually all property and casualty voluntary pools, but we remain subject to claims related to the periods when we participated. The property and casualty industry’s assumed reinsurance businesses have suffered substantial losses during the past several years, particularly related to environmental and asbestos exposure for property and casualty coverages, in some cases resulting from incidents alleged to have occurred decades ago. Due to the inherent volatility in these businesses, possible issues related to the enforceability of reinsurance treaties in the industry and the continuing history of increased losses, we cannot provide assurance that our current reserves are adequate or that we will not incur losses in the future. Our operating results and financial position may be adversely affected by liabilities resulting from any such claims in excess of our loss estimates. As of December 31, 2020, our reserves totaled $40.0 million for these legacy voluntary property and casualty assumed reinsurance pools, with the largest being the Excess Casualty Reinsurance Association pool.

We are subject to mandatory assessments by state guaranty funds; an increase in these assessments could adversely affect our results of operations and financial condition.

All fifty U.S. states and the District of Columbia have insurance guaranty fund laws requiring property and casualty insurance companies doing business within the state to participate in guaranty associations. These associations are organized to pay contractual obligations under insurance policies issued by impaired or insolvent insurance companies. The associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired or insolvent insurer is engaged. Although mandatory assessments by state guaranty funds that are used to cover losses to policyholders of insolvent or rehabilitated companies can be substantially recovered over time through policyholder surcharges or a reduction in future premium taxes in many states (provided the collecting insurer continues to write business in such state), there can be no assurance that all funds will be recoupable in the future. During 2020, we had a total assessment of $1.4 million levied against us, with refunds of $0.4 million received in 2020 for a total net assessment of $1.0 million. As of December 31, 2020, we have $0.5 million of reserves related to guaranty fund assessments. In the future, these assessments may increase above levels experienced in prior years. Future increases in these assessments depend upon the rate of insolvencies of insurance companies.

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

Risks Related to Our Agency Distribution and Growth Strategies

Our profitability could be adversely affected by our relationships with our agencies.

Substantially all of our products are distributed through independent agents and brokers who have the principal relationships with policyholders. Agents and brokers generally own the “renewal rights,” and thus our business model is dependent on our relationships with, and the success of, the agents and brokers we do business with.

We periodically review the agencies, including managing general agencies we do business with to identify those that do not meet our profitability standards or are not aligned with our business objectives. Following these periodic reviews, we may restrict such agencies’ access to certain types of policies or terminate our relationship with them, subject to applicable contractual and regulatory requirements that limit our ability to terminate agents or require us to renew policies. Even through the utilization of these measures, we may not achieve the desired results.

Because we rely on independent agents as our sales channel, any deterioration in the relationships with our independent agents or failure to provide competitive compensation to our independent agents could lead agents to place more premium with other carriers and less premium with us. In addition, we could be adversely affected if the agencies we do business with, including managing general agencies, exceed the authority that we have given them, fail to transfer collected premium to us or breach the obligations that they owe to us. Although we routinely monitor our agency relationships, such actions could expose us to liability.

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

Over the past several years, we have made, and our current plans are to continue to make, significant investments in our Commercial and Personal Lines of business, in order to, among other things, strengthen our product offerings and service capabilities, expand into new geographic areas, improve technology and our operating models, build expertise in our personnel, and expand our distribution capabilities, with the ultimate goal of achieving significant, sustained growth. The ability to achieve significant profitable premium growth in order to earn adequate returns on such investments and expenses, and to grow further without proportionate increases in expenses, is an important part of our current strategy. There can be no assurance that we will be successful at profitably growing our business, or that we will not alter our current strategy due to changes in our markets or an inability to successfully maintain acceptable margins on new or existing business or for other reasons, including general economic conditions as a result of the Pandemic or otherwise, in which case premiums written and earned, operating income and net book value could be adversely affected.

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

The introduction of new Commercial Lines products and the development of new niche and specialty lines presents new risks. Certain new specialty products may present longer “tail” risks and increased volatility in profitability. Our expansion into western states, including California, presents additional underwriting risks since the regulatory, geographic, natural risk, legal environment, demographic, business, economic and other characteristics of these states present challenges different from those in the states where we historically have conducted business. In addition, our agency relationships in these new geographies are not as developed.

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

Risks Related to Technology, Data Security and Privacy

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

We increasingly rely on technological and data-driven solutions to operate our business. If we are slow to adapt to, roll out or implement new technologies, particularly those that leverage data and analytics, it could materially affect our ability to meet the expectations of our customers or compete with more technologically adept competitors, particularly those with greater resources to devote to new technologies or technological enhancements.

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

The third parties with whom we work are also subject to these same risks, and we are vulnerable if a cyber security attack or other data security incident involves a third-party vendor or service provider. Such an event could threaten to disrupt our business if the third party’s operations are compromised, or provide attackers an avenue to pivot and attack our systems by exploiting the relationships that we have with our trusted business partners. While we take measures to protect against such events (e.g., utilizing secure transmission capabilities with third-party vendors and others with whom we do business when possible), review and assess our third-party providers’ cybersecurity controls, as appropriate, and make changes to our business processes to manage these risks, we cannot assure that our efforts will always be successful.

Any failure to protect the confidentiality of customer information could adversely affect our reputation or expose us to fines, penalties or litigation, which could have a material adverse effect on our business, financial condition and results of operations.

We are required to safeguard the confidential personal information of our customers and applicants and are subject to an increasing number of federal, state, local and international laws and regulations regarding privacy and data security, as well as contractual commitments. These laws and regulations are rapidly evolving, complex, vary significantly from jurisdiction to jurisdiction, and sometimes conflict. In the absence of updated, uniform federal privacy legislation, there is a growing trend in the states in which we operate, to adopt comprehensive privacy legislation that provides consumers with various privacy rights and imposes significant compliance burdens on covered companies. Failure to comply with any privacy laws or regulations could subject us to governmental enforcement actions and fines, penalties, litigation, private rights of action or public statements against us by consumer advocacy groups or others if confidential customer information is misappropriated from our computer systems, those of our vendors or others with whom we do business, or otherwise. Despite the security measures that may be in place, any such systems may be vulnerable to the types of attacks and security incidents described above. Any well-publicized compromise of security could deter people from entering into transactions that involve transmitting confidential information, impart reputational or other harm and/or have a material adverse effect on our business. Additionally, privacy legislation may make our business partners more reluctant to share information with us that is useful in conducting our business.

Risks Related to Competition and Competitors in the Property and Casualty Insurance Market

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

The industry and we are challenged by changing practices caused by the Internet, application-based programs relying on algorithms and computer modeling to underwrite policies and administer claims, and the increased usage of real time comparative rating tools and claims management processes, which have led to greater competition in the insurance business in general, particularly on the basis of price and pressure to reduce coverages to compete on price and to respond to customer requests as quickly as possible.

We also face heightened competition resulting from the entry of new competitors and the introduction of new products by new and existing competitors. Recent entries into the property and casualty marketplace by large technology companies, retail companies, so-called “Insurtech” companies and other non-traditional insurance providers, who aim to leverage their information about technology and direct access to customers, without the burden of legacy systems, access and ability to manipulate “big data,” artificial intelligence, speed in responding to customer requests or other developing opportunities, may increase competition. Increased competition could make it difficult for us to obtain new or retain existing customers. It could also result in increasing our service, administrative, policy acquisition or general expenses as we seek to distinguish our products and services from those of our competitors. In addition, our administrative, technology and management information systems’ expenditures could increase substantially as we try to maintain or improve our competitive position or keep up with evolving technology in order to deliver the same or similar customer or agency experience as those offered by our competitors.

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

Risks Related to Financial Strength and Debt Ratings

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

A downgrade in one or more of our or any of our subsidiaries’ claims-paying ratings could negatively impact our business and competitive position, particularly in lines where customers require us to maintain minimum ratings. Additionally, a downgrade in one or more of our debt ratings could adversely impact our ability to access the capital markets and other sources of funds, increase the cost of current credit facilities, and/or adversely affect pricing of new debt that we may seek in the capital markets in the future. Our ability to raise capital in the equity markets could also be adversely affected.

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

Risks Related to Discontinued Operations

We could be subject to additional losses related to the sales of our discontinued FAFLIC and variable life insurance and annuity businesses and our former Chaucer business.

On January 2, 2009, we sold our remaining life insurance subsidiary, FAFLIC, to Commonwealth Annuity and Life Insurance Company (“Commonwealth Annuity”).  Coincident with the sale transaction, Hanover Insurance and FAFLIC entered into a reinsurance contract whereby Hanover Insurance assumed FAFLIC’s discontinued accident and health insurance business.  We previously owned Commonwealth Annuity, but sold it in 2005 in conjunction with our disposal of our variable life insurance and annuity business.  In connection with these transactions, we have agreed to indemnify Commonwealth Annuity for certain contingent liabilities, including litigation and other regulatory matters.

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

We previously participated, through FAFLIC, in approximately 40 assumed accident and health reinsurance pools and arrangements. The business was retained in the sale of FAFLIC and assumed by Hanover Insurance through a reinsurance agreement. In 1999, prior to the sale of FAFLIC to Commonwealth Annuity, FAFLIC had ceased writing new premiums in this business, subject to certain contractual obligations. We are currently monitoring and managing the run-off of our related participation in the 24 pools with remaining liabilities. See “Item 1 – Business – Discontinued Operations,” for information on the processes and risks associated with reserves established for these businesses.

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

Risks Related to Investments, Capital Markets and Economic Conditions

Other market fluctuations and general economic, market and political conditions may also negatively affect our business, profitability, investment portfolio, and the market value of our common stock.

It is difficult to predict the impact of a challenging economic environment on our business. In Commercial Lines, a difficult economy in the past has resulted in reductions in demand for insurance products and services since there are more companies ceasing to do business and there are fewer business start-ups, particularly as businesses are affected by a decline in overall consumer and business spending. Additionally, claims frequency could increase as policyholders submit and pursue claims more aggressively than in the past, fraud incidences may increase, or we may experience higher incidents of abandoned properties or poorer maintenance, which may also result in more claims activity. We have experienced higher workers’ compensation claims as injured employees take longer to return to work, increased surety losses as construction companies experience financial pressures and higher retroactive premium returns as audit results reflect lower payrolls. Our business could also be affected by an ensuing consolidation of independent insurance agencies. Our ability to increase pricing has been impacted as agents and policyholders have been more price sensitive, customers shop for policies more frequently or aggressively, utilize comparative rating models or, in Personal Lines in particular, turn to direct sales channels rather than independent agents. We have experienced decreased new business premium levels, retention and renewal rates, and renewal premiums. Specifically, in Personal Lines, policyholders may reduce coverages or change deductibles to reduce premiums, experience declining home values, or be subject to increased foreclosures, and policyholders may retain older or less expensive automobiles and purchase or insure fewer ancillary items such as boats, trailers and motor homes for which we provide coverages. Additionally, if as a result of a difficult economic environment, drivers continue to eliminate automobile insurance coverage or to reduce their bodily injury limit, we may be exposed to more uninsured and underinsured motorist coverage losses. Conversely, favorable economic conditions may also impact our business and results of operations.

At December 31, 2020, we held approximately $9.0 billion of investment assets in categories such as fixed maturities, equity securities, other investments, and cash and short-term investments. Our investments are primarily concentrated in the domestic market. Our investment returns, and thus our profitability, statutory surplus and shareholders’ equity, may be adversely affected from time to time by conditions affecting our specific investments and, more generally, by bond, stock, real estate and other market fluctuations and general economic, market and political conditions, including the impact of the Pandemic, changing government policies, including monetary policies, and geopolitical risks (which may include the impact of terrorism in various parts of the world or pandemic events). These broader market conditions are out of our control. Our ability to make a profit on insurance products depends in significant part on the returns on investments supporting our obligations under these products, and the value of specific investments may fluctuate substantially depending on the foregoing conditions. We may use a variety of strategies to hedge our exposure to interest and currency rates and other market risks. However, hedging strategies are not always available and carry certain credit risks, and our hedging could be ineffective. Moreover, increased government regulation of certain derivative transactions used to hedge certain market risks has served to prevent (or otherwise substantially increase the cost associated with) hedging such risks.

Additionally, the aggregate performance of our investment portfolio depends, to a significant extent, on the ability of our investment managers to select and manage appropriate investments. As a result, we are also exposed to operational and compliance risks, which may include, but are not limited to, a failure to follow our investment guidelines, technological and staffing deficiencies and inadequate disaster recovery plans. The failure of these investment managers to perform their services in a manner consistent with our expectations and investment objectives could adversely affect our ability to conduct our business.

Debt securities comprise a material portion of our investment portfolio. Although we have an investment strategy that provides for asset diversification, the concentration of our investment portfolio in any one type of investment, industry or geography could have a disproportionately adverse effect on our investment portfolio. The issuers of debt securities, as well as borrowers under the loans we make, customers, trading counterparties, counterparties under swaps and other derivative contracts, banks which have commitments under our various borrowing arrangements, and reinsurers, may be affected by declining market conditions or credit weaknesses. These parties may default on their obligations to us due to lack of liquidity, downturns in the economy or real estate values, operational failure, bankruptcy or other reasons. Future increases in interest rates could result in increased defaults as borrowers are unable to pay the additional borrowing costs on variable rate securities or obtain refinancing. We cannot provide assurance that impairment charges will not be necessary in the future. In addition, evaluation of available-for-sale securities for credit-related impairment losses includes inherent uncertainty and subjective determinations. We cannot be certain that such impairments are adequate as of any stated date. Our ability to fulfill our debt and other obligations could be adversely affected by the default of third parties on their obligations owed to us.

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

Market conditions also affect the value of assets under our employee pension plans, including our Cash Balance Plan. The expense or benefit related to our employee pension plans results from several factors, including, but not limited to, changes in the market value of plan assets, interest rates, regulatory requirements or judicial interpretation of benefits. At December 31, 2020, our plan assets included approximately 90% of fixed maturities and 10% of equity securities and other assets. Additionally, our qualified plan assets exceeded liabilities by $27.4 million at December 31, 2020. Declines in the market value of plan assets and lower interest rates from levels at December 31, 2020, among other factors, could impact our funding estimates and negatively affect our results of operations. Deterioration in market conditions, including as a result of the Pandemic, and differences between our assumptions and actual occurrences, and behaviors, could result in a need to fund more into the qualified plans to maintain an appropriate funding level.

Additional uncertainties, which could affect our business prospects and investments include the current U.S. political environment, which is characterized by potentially sharp policy differences that may affect all aspects of the economy.

We may experience unrealized losses on our investments, especially during a period of heightened volatility, or if assumptions related to our investment valuations are changed, which could have a material adverse effect on our results of operations or financial condition.

Our investment portfolio and shareholders’ equity can be, and in the past have been, significantly impacted by changes in the market values of our securities. U.S. and global financial markets and economies remain uncertain, particularly in light of the Pandemic. Market uncertainty could result in unrealized and realized losses in future periods, and adversely affect the liquidity of our investments, which could have a material adverse impact on our results of operations and our financial position. Information with respect to interest rate sensitivity is included in “Quantitative and Qualitative Disclosures” in Management’s Discussion and Analysis. Valuation of financial instruments (i.e., Level 1, 2, or 3) include methodologies, estimates, assumptions and judgments that are inherently subjective and open to different interpretations and could result in changes to investment valuations or the ability to receive such valuations on sale. During periods of market disruption, it may be difficult to value certain of our securities if trading becomes less frequent and/or market data becomes less observable. In addition, in times of financial market disruption, certain asset classes that were in active markets with significant observable data may become illiquid. In those cases, the valuation process includes inputs that are less observable and require more subjectivity and judgment by management. Changes in these subjective methodologies, estimates, assumptions and judgments used to value our investments could also materially affect the valuation of certain investments.

If, following such declines, we are unable to hold our investment assets until they recover in value, or if such asset value never recovers, we would incur impairment losses that would be recognized as realized losses in our results of operations, reduce net income and earnings per share and adversely affect our liquidity and capital position. Impairment determinations, like valuations, are also subjective, and changes to the methodologies, estimates, assumptions and judgments used to determine impairments may affect the timing and amount of impairment losses recognized in our results of operations. Temporary declines in the market value of fixed maturities are recorded as unrealized losses, which do not affect net income and earnings per share, but reduce other comprehensive income, which is reflected on our Consolidated Balance Sheets. We cannot provide assurance that we will not have additional impairment losses and/or unrealized or realized investment losses in the future.

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

We are exposed to significant capital markets risk related to changes in interest rates, credit spreads, and equity prices. Significant declines in equity prices, changes in interest rates, and changes in credit spreads each could have a material adverse effect on our results, financial position or cash flows. Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. Our investment portfolio contains interest rate sensitive instruments, such as fixed income securities, which may be adversely affected by changes in interest rates from governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. A rise in market yields would reduce the fair value of our investment portfolio, but provide the opportunity to earn higher rates of return on funds reinvested. A further decline in interest rates, on the other hand, would increase the fair value of our investment portfolio, but we would earn lower rates of return on reinvested assets. We may be forced to liquidate investments prior to maturity at a loss in order to cover liabilities, and such liquidation could be accelerated in the event of significant loss events, such as catastrophes. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to mitigate the interest rate risk of our assets relative to our liabilities.

Our investment portfolio is invested primarily in high quality, investment-grade fixed income securities. However, we also invest in non-investment-grade high yield fixed income securities and alternative investments. These securities, which pay a higher rate of interest, also have a higher degree of credit or default risk. These securities may also be less liquid in times of economic weakness or market disruptions. Additionally, reported values of our investments do not necessarily reflect the lowest current market price for the asset, and if we require significant amounts of cash on short notice, we may have difficulty selling our investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both. While we have procedures to monitor the credit risk and liquidity of our invested assets, we expect from time to time, and particularly in periods of economic weakness, to experience default losses in our portfolio. This would result in a corresponding reduction of net income, capital and cash flows.

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

Risks Related to Capital, Liquidity and Cash Flow

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

We monitor our capital adequacy on a regular basis. Our future capital and liquidity requirements depend on many factors, including premiums written, loss reserves and claim payments, investment portfolio composition and risk exposures, the availability of letters and lines of credit, as well as regulatory and rating agency capital requirements. In addition, our capital strength can affect our ratings.

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

Risks Related to the Pandemic

The impact of the COVID-19 Pandemic and related general economic conditions could have a material adverse effect on our results of operations, financial condition or cash flows.

The Pandemic began significantly impacting the U.S. and global financial markets and economies in March 2020. Circumstances relating to the Pandemic are unprecedented in scope and impact, continue to evolve, and are complex and uncertain. We are continually monitoring and assessing the impact of the Pandemic due to such uncertainty and cannot estimate the full extent of its future impact on our business, financial condition or results of operations. A prolonged economic downturn or recession as a result of the Pandemic could impact the ability of our insureds to remain solvent, affect their ability to pay premiums or renew their existing insurance policies, or result in customers reducing or eliminating coverages. Prolonged disruptions related to the Pandemic may also affect our agent partners and their ability to operate their businesses and place business with us. Significant agent disruption could also lead consumers to choose our competitors that offer direct-to-consumer or other solutions. These changes may materially and adversely affect our ability to profitably grow our business or maintain our current premium levels, particularly if these conditions exist for a significant amount of time.  Decreases in premiums from current levels could result in higher expense ratios. Also, it may be more difficult or costly to obtain reinsurance for certain types of coverages or at retention levels appropriate for our business mix.

As a result of the Pandemic and related economic conditions, our investment portfolio has become volatile, impairment losses are higher than experienced in recent years and yields on our fixed income investments have declined. The severity and length of the Pandemic may continue to have a negative impact on our investment portfolio, investment income, liquidity and capital position, of which the impact could be material.

Due to government-mandated social distancing, public health guidance, lockdown and various stay-at-home and similar orders, the vast majority of our workforce is currently working remotely. The duration of this remote work environment may adversely impact our ability to perform in-person tasks like inspections and investigations for our underwriting and claims functions. Furthermore, if a significant percentage of our workforce is unable to work, whether because of illness, quarantine, limitations on travel or other government restrictions in connection with the Pandemic, or other disruptions, the quality or timeliness of our services and operations may be negatively impacted. Also, with a large percentage of our workforce working remotely, we are highly reliant on the effective functioning of our business continuity plans and technology, and we are subject to ongoing cyber threats and vulnerabilities.  We also outsource a variety of functions to third parties, including certain of our administrative operations. As a result, we rely upon the successful ongoing execution of the business continuity plans of such entities in the current environment. While we closely monitor the business continuity activities of these third parties, successful ongoing execution of their business continuity strategies are largely outside our control. If one or more of the third parties to whom we outsource certain critical business activities experience operational impacts, some of which could be significant, from the spread of COVID-19 and governmental reactions thereto or claims that they cannot perform due to a force majeure, it could adversely impact our business, results of operations and/or financial condition.

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

General Risk Factors

If we are unable to attract, develop and retain qualified personnel, or if we experience the loss or retirement of key executives or other key employees, particularly those experienced in the property and casualty industry, we may not be able to compete effectively, and our operations could be impacted significantly.

Errors or omissions, misconduct or fraud in connection with the administration of any of our insurance or investment management operations may cause our business and profitability to be negatively impacted.

Changes in current accounting practices and future pronouncements may require us to incur considerable additional compliance expenses, to retroactively apply new requirements, or to make financial restatements.

Failure to design, implement or maintain effective internal control over financial reporting could have a material adverse effect on financial statements, financial reporting, investor confidence, our business and stock price.

Our stock price is influenced by our financial performance, industry trends and sentiment and other larger macro-economic factors described above in risk factors related to investments, capital markets and economic conditions that are out of our control. These factors could cause the market price of our common stock to fluctuate, become volatile, and there is no guarantee that it will remain at or exceed current or historical levels.

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

ITEM 3–LEGAL PROCEEDINGS

The Company has been named a defendant in various legal proceedings arising in the normal course of business. In addition, the Company is involved, from time to time, in examinations, investigations and proceedings by governmental and self-regulatory agencies. The potential outcome of any such action or regulatory proceedings in which the Company has been named a defendant or the subject of an inquiry, examination or investigation, and its ultimate liability, if any, from such action or regulatory proceedings, is difficult to predict at this time. The ultimate resolutions of such proceedings are not expected to have a material effect on the Company’s financial position, although they could have a material effect on the results of operations for a particular quarterly or annual period.

ITEM 4–MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5–MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK AND STOCKHOLDER OWNERSHIP

Our common stock is traded on the New York Stock Exchange under the symbol “THG”. On February 19, 2021, we had approximately 15,449 shareholders of record and 36,387,389 shares of common stock outstanding. On the same date, the trading price of our common stock was $113.31 per share.

DIVIDENDS

We currently expect that quarterly cash dividends, comparable to the $0.70 per share dividend we paid in the fourth quarter of 2020, will continue to be paid in the future; however, the payment of future quarterly or special dividends on our common stock will be determined by the Board of Directors from time to time based upon cash available at our holding company, our results of operations and financial condition and such other factors as the Board of Directors considers relevant.

Dividends to shareholders may be funded from dividends paid to us from our subsidiaries. Dividends from insurance subsidiaries are subject to restrictions imposed by state insurance laws and regulations. See “Liquidity and Capital Resources” in Management’s Discussion and Analysis and Note 12 – “Dividend Restrictions” in the Notes to Consolidated Financial Statements.

ISSUER PURCHASES OF EQUITY SECURITIES

The Board of Directors has authorized a stock repurchase program which provides for aggregate repurchases of our common stock of up to $900 million, and under which we have approximately $124 million available at December 31, 2020. Under the repurchase authorization, we may repurchase our common stock from time to time, in amounts, at prices, and at times we deem appropriate, subject to market conditions and other considerations. Our repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. Pursuant to the terms of an accelerated share repurchase (“ASR”) agreement executed on December 9, 2019 (the “December 2019 ASR”), we repurchased approximately 0.9 million shares of our common stock for $150.0 million, which represented approximately 80% of the total number of shares expected to be repurchased under this agreement. On February 26, 2020, we received approximately 0.2 million shares of our common stock as final settlement of shares repurchased under the December 2019 ASR. On October 29, 2020, pursuant to the terms of an ASR agreement (the “October 2020 ASR”) we paid $100.0 million and received an initial delivery of approximately 0.8 million shares of common stock, which was approximately 80% of the total number of shares expected to be repurchased under the October 2020 ASR. On January 29, 2021, we received approximately 45,000 shares of our common stock as final settlement of shares repurchased under the October 2020 ASR.

Shares purchased in the fourth quarter of 2020 were as follows:

PERIOD	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (in millions)
October 1 - 31, 2020 (1)	1,034,963	$114.63	1,033,859	$124
November 1 - 30, 2020 (1)	847	106.06	—	124
December 1 - 31, 2020 (1)	743	116.38	—	124
Total	1,036,553	$114.63	1,033,859	$124

(1)

Includes 1,104, 847 and 743 shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards for the months ended October 31, November 30 and December 31, 2020, respectively.

ITEM 6 - SELECTED FINANCIAL DATA

FIVE YEAR SUMMARY OF SELECTED FINANCIAL HIGHLIGHTS

YEARS ENDED DECEMBER 31	2020	2019	2018	2017	2016
(in millions, except per share data)
Statements of Income
Revenues
Premiums	$4,527.4	$4,474.5	$4,254.4	$3,980.4	$3,789.5
Net investment income	265.1	281.3	267.4	243.9	231.6
Net realized investment gains (losses)	5.0	109.4	(50.7)	21.1	10.2
Fees and other income	29.8	25.5	23.2	22.5	22.6
Total revenues	4,827.3	4,890.7	4,494.3	4,267.9	4,053.9
Losses and Expenses
Losses and loss adjustment expenses	2,845.2	2,865.5	2,724.6	2,579.6	2,546.0
Amortization of deferred acquisition costs	951.0	926.7	891.8	840.7	803.6
Loss on repayment of debt	6.2	—	28.2	—	88.3
Other operating expenses	580.1	576.4	567.2	554.7	550.0
Total losses and expenses	4,382.5	4,368.6	4,211.8	3,975.0	3,987.9
Income from continuing operations before income taxes	444.8	522.1	282.5	292.9	66.0
Income tax expense (benefit)	82.8	93.1	43.5	76.8	(1.0)
Income from continuing operations, net of taxes	362.0	429.0	239.0	216.1	67.0
Discontinued Operations:
Sale of Chaucer business, net of taxes	—	(1.2)	131.9	—	—
Income (loss) from Chaucer business, net of taxes	0.4	1.6	20.0	(13.1)	89.1
Income (loss) from discontinued life businesses, net of taxes	(3.7)	(4.3)	0.1	(16.8)	(1.0)
Net income	$358.7	$425.1	$391.0	$186.2	$155.1
Net income per common share (diluted)	$9.42	$10.46	$9.09	$4.33	$3.59
Dividends declared per common share	$2.65	$4.95	$6.97	$2.04	$1.88

Balance Sheets (at December 31)
Total assets	$13,443.7	$12,490.5	$12,399.7	$15,469.6	$14,220.4
Debt	780.8	653.4	777.9	786.9	786.4
Total liabilities	10,241.5	9,574.3	9,445.0	12,471.9	11,362.9
Shareholders' equity	3,202.2	2,916.2	2,954.7	2,997.7	2,857.5

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

Results of operations include the accounts of The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America (“Citizens”), our principal property and casualty companies, and certain other insurance and non-insurance subsidiaries. Our results of operations also include the results of our discontinued operations, consisting primarily of our former Chaucer international business, Chaucer Holdings Limited (“Chaucer”), a United Kingdom (“U.K.”) domiciled specialist insurance underwriting group which operates through the Society and Corporation of Lloyd’s (“Lloyd’s”), and international insurance and non-insurance subsidiaries, which collectively constituted our former Chaucer segment. On December 28, 2018, we completed the sale of Chaucer to China Reinsurance (Group) Corporation (“China Re”), and subsequently completed the sales of the Chaucer-related Irish and Australian entities on February 14, 2019 and April 10, 2019, respectively. For all periods presented, operations from Chaucer are presented as discontinued operations. Discontinued operations also include the results of our accident and health and former life insurance businesses.

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

The outbreak of the novel coronavirus, also known as COVID-19, and subsequent global pandemic (“Pandemic”) significantly impacted the U.S. and global financial markets and economies during the year ended December 31, 2020.  Circumstances relating to the Pandemic are unprecedented in scope and impact, continue to evolve, and are complex and uncertain.  Our investment portfolio was affected by the deterioration in investment markets during March 2020, as well as volatility in the subsequent months. In addition, we experienced both favorable and adverse effects from the Pandemic on our underwriting results and operations, as well as our financial condition, during March through December 2020. We continue to believe that the Pandemic’s impacts on our near-term results should be manageable. However, the severity, duration and long-term impacts of the Pandemic, including continued declines in general economic conditions, adverse impacts to our investment portfolio and uncertainty around possible and actual governmental responses to the crisis, may significantly affect the property and casualty insurance industry, our business, and our financial results over the intermediate and long-term. (See “Contingencies and Regulatory Matters” and “Item 1A – Risk Factors” for further discussion).

Net income was $358.7 million in 2020, compared to $425.1 million in 2019, a decrease of $66.4 million, primarily due to changes in the fair value of equity securities and, to a lesser extent, impairment losses on fixed income securities.

Operating income before interest expense and income taxes (a non-GAAP financial measure; see also “Results of Operations – Consolidated – Non-GAAP Financial Measures”) was $484.7 million in 2020 compared to $453.6 million in 2019, an increase of $31.1 million. This increase is primarily due to lower non-catastrophe current accident year losses, primarily in our personal and commercial automobile lines, and favorable development on prior years’ loss and loss adjustment expense (“LAE”) reserves (“prior years’ loss reserves”), partially offset by higher catastrophe losses and, to a lesser extent, lower net investment income. The lower non-catastrophe current accident year losses reflect a reduced level of economic activity as a result of the Pandemic.

Pre-tax catastrophe losses were $286.7 million in 2020, compared to $169.3 million in 2019, an increase of $117.4 million primarily due to higher property damages related to riots and civil unrest in several major cities across the country, hurricane Isaias, wildfires on the West Coast, and wind and hailstorms in the Midwest and Southeast. Net favorable development on prior years’ loss reserves was $15.5 million in 2020, compared to $0.9 million in 2019.

Commercial Lines

Our account-focused approach to the small commercial market, distinctiveness in the middle market, and continued development of specialty lines provides us with a diversified portfolio of products and delivers significant value to agents and policyholders. We continue to pursue our core strategy of developing strong partnerships with agents, enhanced franchise value through selective distribution, distinctive products and coverages, and through continued investment in industry segmentation. Net premiums written increased 1.0% in 2020 compared to 2019. The modest premium growth during 2020 reflects a reduction in insured business activity as a result of the Pandemic.

Underwriting results declined in 2020, primarily due to higher catastrophe losses, partially offset by lower large non-catastrophe current accident year losses. The lower non-catastrophe current accident year losses were primarily due to lower loss activity in our specialty industrial property and marine lines, and lower losses in our commercial automobile line, partially offset by reserve provisions for exposures related to the Pandemic and to higher property losses in our commercial multiple peril line. The lower non-catastrophe current accident year losses reflect a reduced level of economic activity as a result of the Pandemic. The competitive nature of the Commercial Lines market requires us to be highly disciplined in our underwriting process to ensure that we write business at acceptable margins, and we continue to seek rate increases across many lines of business. Due to uncertainty caused by the Pandemic, there is a level of uncertainty in our ability to grow our business, and to maintain or improve our underwriting profitability in this environment.

Personal Lines

Personal Lines focuses on partnering with high quality, value-oriented agencies that deliver consultative selling to customers and stress the importance of account rounding (the conversion of single policy customers to accounts with multiple policies and/or additional coverages, to address customers’ broader objectives). Approximately 85% of our policies in force have been issued to customers with multiple policies and/or coverages with us. We are focused on seeking profitable growth opportunities, building a distinctive position in the market in order to meet our customers’ needs and diversifying geographically. We continue to seek appropriate rate increases that meet or exceed underlying loss cost trends, subject to regulatory and competitive considerations. Due to uncertainty caused by the Pandemic, there is a level of uncertainty in our ability to grow our business, and to maintain or improve our underwriting profitability in this environment.

Net premiums written decreased by 0.5% in 2020. During the second quarter of 2020, we returned approximately $30 million of premiums to our eligible personal automobile customers in all of our markets, providing financial relief during the Pandemic.  Excluding the impact of the premium refund, net premiums written would have increased 1.1%. Underwriting results improved in 2020, primarily due to lower non-catastrophe current accident year losses in our personal automobile line, a favorable change in development of prior years’ loss reserves and a non-recurring premium tax benefit, partially offset by higher catastrophe losses. The lower personal automobile losses were due to fewer accidents and decreased claim activity resulting from fewer miles driven as a result of the Pandemic.

DESCRIPTION OF OPERATING SEGMENTS

Primary business operations include insurance products and services currently provided through three operating segments: Commercial Lines, Personal Lines and Other. Commercial Lines includes commercial multiple peril, commercial automobile, workers’ compensation, and other commercial coverages, such as management and professional liability, marine, Hanover Programs, specialty industrial and commercial property, monoline general liability and surety. Personal Lines includes personal automobile, homeowners, and other personal coverages, such as umbrella. Included in the “Other” segment are Opus Investment Management, Inc., which markets investment management services to institutions, pension funds, and other organizations; earnings on holding company assets; holding company and other expenses, including certain costs associated with retirement benefits due to our former life insurance employees and agents; and a run-off voluntary property and casualty pools business. The operations of Chaucer are classified as discontinued operations for all periods presented. We present the separate financial information of each segment consistent with the manner in which our chief operating decision maker evaluates results in deciding how to allocate resources and in assessing performance.

We report interest expense on debt separately from the earnings of our operating segments. This consists of interest on our senior and subordinated debentures.

RESULTS OF OPERATIONS – CONSOLIDATED

2020 Compared to 2019

Consolidated net income was $358.7 million in 2020, compared to $425.1 million in 2019, a decrease of $66.4 million. The year over year comparison of consolidated net income reflects a decrease in after-tax net realized and unrealized investment gains of $82.5 million, principally related to changes in the fair value of equity securities. This was partially offset by an increase in operating income before interest expense and income taxes of $31.1 million, primarily due to lower non-catastrophe current accident year losses, primarily in our personal and commercial automobile lines, and favorable development on prior years’ loss reserves, partially offset by higher catastrophe losses and, to a lesser extent, lower net investment income.

2019 Compared to 2018

Consolidated net income was $425.1 million in 2019, compared to $391.0 million in 2018, an increase of $34.1 million. The year over year comparison of consolidated net income reflects an increase in after-tax net realized and unrealized investment gains of $132.1 million, principally related to changes in the fair value of equity securities. Additionally, operating income before interest expense and income taxes increased $47.1 million, primarily due to lower catastrophe losses, earned premium growth, lower expenses and higher net investment income, partially offset by higher current accident year large loss activity, particularly in the property lines. The increase in the year over year net income comparison was partially offset by the $131.9 million gain from the sale of our former Chaucer business in 2018.

The following table reflects operating income (loss) before interest expense and income taxes for each operating segment and a reconciliation to consolidated net income from operating income before interest expense and income taxes (a non-GAAP measure).

YEARS ENDED DECEMBER 31	2020	2019	2018
(in millions)
Operating income (loss) before interest expense and income taxes:
Commercial Lines	$275.4	$300.1	$265.7
Personal Lines	212.5	144.9	146.2
Other	(3.2)	8.6	(5.4)
Operating income before interest expense and income taxes	484.7	453.6	406.5
Interest expense on debt	(37.1)	(37.5)	(45.1)
Operating income before income taxes	447.6	416.1	361.4
Income tax expense on operating income	(92.6)	(84.5)	(69.3)
Operating income	355.0	331.6	292.1
Non-operating items:
Net realized and unrealized investment gains (losses)	5.0	109.4	(50.7)
Net loss from repayment of debt	(6.2)	—	(28.2)
Other	(1.6)	(3.4)	—
Income tax benefit (expense) on non-operating items	9.8	(8.6)	25.8
Income from continuing operations, net of taxes	362.0	429.0	239.0
Discontinued operations (net of taxes):
Sale of Chaucer business	—	(1.2)	131.9
Income from Chaucer business	0.4	1.6	20.0
Income (loss) from discontinued life businesses	(3.7)	(4.3)	0.1
Net income	$358.7	$425.1	$391.0

Non-GAAP Financial Measures

In addition to consolidated net income, discussed above, we assess our financial performance based upon pre-tax “operating income,” and we assess the operating performance of each of our three operating segments based upon the pre-tax operating income (loss) generated by each segment. As reflected in the table above, operating income before interest expense and income taxes excludes interest expense on debt and certain other items, which we believe are not indicative of our core operations, such as net realized and unrealized investment gains and losses. Such gains and losses are excluded since they are determined by interest rates, financial markets and the timing of sales. Also, operating income before interest expense and income taxes excludes net gains and losses on disposals of businesses, gains and losses related to the repayment of debt, discontinued operations, costs to acquire businesses, restructuring costs, the cumulative effect of accounting changes and certain other items. Although the items excluded from operating income before interest expense and income taxes are important components in understanding and assessing our overall financial performance, we believe a discussion of operating income before interest expense and income taxes enhances an investor’s understanding of our results of operations by highlighting net income attributable to the core operations of the business. However, operating income before interest expense and income taxes, which is a non-GAAP measure, should not be construed as a substitute for income before income taxes or income from continuing operations, and operating income should not be construed as a substitute for net income.

Catastrophe losses and prior years’ reserve development are significant components in understanding and assessing the financial performance of our business. Management reviews and evaluates catastrophes and prior years’ reserve development separately from the other components of earnings. References to “current accident year underwriting results” exclude prior accident year reserve development, and may also be presented, “excluding catastrophes.” Prior years’ reserve development and catastrophes are not predictable as to timing or the amount that will affect the results of our operations and have an effect on each year’s operating and net income. Management believes that providing certain financial metrics and trends excluding the effects of catastrophes and prior years’ reserve development helps investors to understand the variability in periodic earnings and to evaluate the underlying performance of our operations. Discussion of catastrophe losses in this Management’s Discussion and Analysis includes development on prior years’ catastrophe reserves and, unless otherwise indicated, such development is excluded from discussions of prior year loss and LAE reserve development.

RESULTS OF OPERATIONS - SEGMENTS

The following is our discussion and analysis of the results of operations by business segment. The operating results are presented before interest expense, income taxes and other items which management believes are not indicative of our core operations, including realized gains and losses, as well as unrealized gains and losses on equity securities, and the results of discontinued operations.

The following table summarizes the results of operations for the periods indicated:

YEARS ENDED DECEMBER 31	2020	2019	2018
(in millions)
Operating revenues
Net premiums written	$4,598.5	$4,581.7	$4,384.8
Net premiums earned	$4,527.4	$4,474.5	$4,254.4
Net investment income	265.1	281.3	267.4
Other income	29.8	25.5	23.2
Total operating revenues	4,822.3	4,781.3	4,545.0
Losses and operating expenses
Losses and LAE	2,844.5	2,864.6	2,724.6
Amortization of deferred acquisition costs	951.0	926.7	891.8
Other operating expenses	542.1	536.4	522.1
Total losses and operating expenses	4,337.6	4,327.7	4,138.5
Operating income before interest expense and income taxes	$484.7	$453.6	$406.5

2020 Compared to 2019

Operating income before interest expense and income taxes was $484.7 million for the year ended December 31, 2020, compared to $453.6 million for the year ended December 31, 2019, an increase of $31.1 million. This increase was primarily due to lower non-catastrophe current accident year losses primarily in our personal and commercial automobile lines, and favorable development on prior years’ loss reserves, partially offset by higher catastrophe losses and lower net investment income. The lower non-catastrophe current accident year losses reflect a reduced level of economic activity as a result of the Pandemic. The increase in catastrophe losses was primarily due to higher property damages related to riots and civil unrest in several major cities across the country, hurricane Isaias, wildfires on the West Coast, and wind and hailstorms in the Midwest and Southeast.

Net premiums written increased by $16.8 million for the year ended December 31, 2020, compared to the year ended December 31, 2019. Premiums grew during 2020 in both our Commercial and Personal Lines segments, partially offset by the personal automobile premium refund of approximately $30 million in the second quarter of 2020.

2019 Compared to 2018

Operating income before interest expense and income taxes was $453.6 million for the year ended December 31, 2019, compared to $406.5 million for the year ended December 31, 2018, an increase of $47.1 million. This increase was primarily due to lower catastrophe losses, earned premium growth, lower expenses and higher net investment income, partially offset by higher current accident year large loss activity in our specialty industrial property line, personal automobile and, to a lesser extent, our homeowners and marine lines.

Net premiums written increased by $196.9 million for the year ended December 31, 2019, compared to the year ended December 31, 2018, due to growth in both our Commercial and Personal Lines segments.

PRODUCTION AND UNDERWRITING RESULTS

The following table summarizes premiums written on a gross and net basis, net premiums earned and loss (including catastrophe losses), LAE, expense and combined ratios for the Commercial Lines and Personal Lines segments. Loss, LAE, catastrophe loss and combined ratios shown below include prior year reserve development. These items were not meaningful for our Other segment.

	YEAR ENDED DECEMBER 31, 2020
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$3,201.0	$2,733.1	$2,683.3	4.9	61.4	34.4	95.8
Personal Lines	1,953.5	1,865.4	1,844.1	8.4	64.7	27.7	92.4
Total	$5,154.5	$4,598.5	$4,527.4	6.3	62.8	31.6	94.4

	YEAR ENDED DECEMBER 31, 2019
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$3,127.3	$2,707.2	$2,654.2	3.1	60.6	34.6	95.2
Personal Lines	1,991.2	1,874.5	1,820.3	4.7	68.9	27.4	96.3
Total	$5,118.5	$4,581.7	$4,474.5	3.8	64.0	31.6	95.6

	YEAR ENDED DECEMBER 31, 2018
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$2,968.1	$2,610.7	$2,548.4	5.6	61.5	34.9	96.4
Personal Lines	1,875.6	1,774.1	1,706.0	4.5	67.7	27.8	95.5
Total	$4,843.7	$4,384.8	$4,254.4	5.2	64.0	32.1	96.1

The following tables summarize net premiums written, and loss and LAE and catastrophe loss ratios by line of business for the Commercial Lines and Personal Lines segments. Loss and LAE and catastrophe loss ratios include prior year reserve development.

	YEAR ENDED DECEMBER 31, 2020
(dollars in millions)	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios
Commercial Lines:
Commercial multiple peril	$921.7	68.6	9.3
Commercial automobile	336.0	69.0	0.6
Workers' compensation	320.3	49.5	—
Other commercial	1,155.1	56.6	4.1
Total Commercial Lines	2,733.1	61.4	4.9
Personal Lines:
Personal automobile	1,151.5	62.7	1.0
Homeowners	653.4	71.1	22.1
Other personal	60.5	31.6	2.5
Total Personal Lines	1,865.4	64.7	8.4
Total	$4,598.5	62.8	6.3

	YEAR ENDED DECEMBER 31, 2019
(dollars in millions)	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios
Commercial Lines:
Commercial multiple peril	$909.4	63.0	7.5
Commercial automobile	336.1	71.9	0.4
Workers' compensation	334.6	50.7	—
Other commercial	1,127.1	58.3	1.4
Total Commercial Lines	2,707.2	60.6	3.1
Personal Lines:
Personal automobile	1,186.1	74.0	0.5
Homeowners	636.9	61.5	12.8
Other personal	51.5	41.5	2.8
Total Personal Lines	1,874.5	68.9	4.7
Total	$4,581.7	64.0	3.8

	YEAR ENDED DECEMBER 31, 2018
(dollars in millions)	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios
Commercial Lines:
Commercial multiple peril	$861.4	66.4	10.7
Commercial automobile	344.8	79.9	0.8
Workers' compensation	317.1	51.0	—
Other commercial	1,087.4	54.9	4.7
Total Commercial Lines	2,610.7	61.5	5.6
Personal Lines:
Personal automobile	1,127.5	72.0	0.5
Homeowners	604.0	61.2	12.1
Other personal	42.6	48.1	2.2
Total Personal Lines	1,774.1	67.7	4.5
Total	$4,384.8	64.0	5.2

The following tables summarize GAAP underwriting results for the Commercial Lines, Personal Lines and Other segments and reconciles them to operating income (loss) before interest expense and income taxes.

	YEAR ENDED DECEMBER 31, 2020
(in millions)	Commercial Lines	Personal Lines	Other	Total
Underwriting profit (loss), excluding prior year reserve development and catastrophes	$219.5	$286.7	$(0.1)	$506.1
Prior year favorable (unfavorable) loss and LAE reserve development on non-catastrophe losses	19.0	0.7	(4.2)	15.5
Prior year favorable (unfavorable) catastrophe development	18.8	(1.7)	—	17.1
Current year catastrophe losses	(151.0)	(152.8)	—	(303.8)
Underwriting profit (loss)	106.3	132.9	(4.3)	234.9
Net investment income	175.3	76.7	13.1	265.1
Fees and other income	12.2	10.6	7.0	29.8
Other operating expenses	(18.4)	(7.7)	(19.0)	(45.1)
Operating income (loss) before interest expense and income taxes	$275.4	$212.5	$(3.2)	$484.7

	YEAR ENDED DECEMBER 31, 2019
(in millions)	Commercial Lines	Personal Lines	Other	Total
Underwriting profit (loss), excluding prior year reserve development and catastrophes	$176.0	$171.8	$(0.1)	$347.7
Prior year favorable (unfavorable) loss and LAE reserve development on non-catastrophe losses	28.7	(26.6)	(1.2)	0.9
Prior year favorable catastrophe development	24.6	2.9	—	27.5
Current year catastrophe losses	(107.8)	(89.0)	—	(196.8)
Underwriting profit (loss)	121.5	59.1	(1.3)	179.3
Net investment income	180.1	80.1	21.1	281.3
Fees and other income	9.2	11.4	4.9	25.5
Other operating expenses	(10.7)	(5.7)	(16.1)	(32.5)
Operating income before interest expense and income taxes	$300.1	$144.9	$8.6	$453.6

	YEAR ENDED DECEMBER 31, 2018
(in millions)	Commercial Lines	Personal Lines	Other	Total
Underwriting profit (loss), excluding prior year reserve development and catastrophes	$193.2	$176.8	$(3.0)	$367.0
Prior year favorable (unfavorable) loss and LAE reserve development on non-catastrophe losses	34.1	(33.3)	(1.2)	(0.4)
Prior year favorable catastrophe development	6.8	2.5	—	9.3
Current year catastrophe losses	(149.1)	(79.4)	—	(228.5)
Underwriting profit (loss)	85.0	66.6	(4.2)	147.4
Net investment income	182.2	73.7	11.5	267.4
Fees and other income	8.9	11.6	2.7	23.2
Other operating expenses	(10.4)	(5.7)	(15.4)	(31.5)
Operating income (loss) before interest expense and income taxes	$265.7	$146.2	$(5.4)	$406.5

2020 Compared to 2019

Commercial Lines

Commercial Lines net premiums written were $2,733.1 million for the year ended December 31, 2020, compared to $2,707.2 million for the year ended December 31, 2019, an increase of $25.9 million. The modest premium growth during 2020 reflects a reduction of insured business activity as a result of the Pandemic.

Commercial Lines underwriting profit for the year ended December 31, 2020 was $106.3 million, compared to $121.5 million for the year ended December 31, 2019, a decrease of $15.2 million. Catastrophe-related losses for the year ended December 31, 2020 were $132.2 million, compared to $83.2 million for the year ended December 31, 2019, an increase of $49.0 million. Favorable development on prior years’ loss reserves, excluding catastrophes, for the year ended December 31, 2020 was $19.0 million, compared to $28.7 million for the year ended December 31, 2019, a decrease of $9.7 million.

Commercial Lines current accident year underwriting profit, excluding catastrophes, was $219.5 million for the year ended December 31, 2020, compared to $176.0 million for the year ended December 31, 2019. This $43.5 million increase was primarily due to lower non-catastrophe current accident year losses. The lower current year non-catastrophe losses were primarily due to lower large loss activity in our specialty industrial property and marine lines, and lower losses in our commercial automobile line, partially offset by reserve provisions for exposures due to the Pandemic and to higher property losses in our commercial multiple peril line. The reserve provisions for exposures due to the Pandemic of approximately $19 million were primarily reflected in our workers’ compensation, healthcare, commercial multiple peril, management and professional liability, and surety lines. The lower non-catastrophe current accident year losses reflect a reduced level of economic activity as a result of the Pandemic.

We continue to manage underwriting performance through increased rates, pricing segmentation, specific underwriting actions and targeted new business growth. Our ability to achieve overall rate increases is affected by many factors, including regulatory activity and the current competitive pricing environment, particularly within the workers’ compensation line. Due to uncertainty caused by the Pandemic, there is a level of uncertainty in our ability to grow our business, and to maintain or improve our underwriting profitability in this environment. The extent and duration of the Pandemic's future disruption to our businesses are unknown and may result in continued moderation in claims volumes due to a substantial reduction in business activity. For example, less traffic and congestion on the roads may result in fewer accidents involving our insureds in our commercial automobile line. In addition, a reduction in our insureds’ underlying business activity, as well as the inability of certain businesses to fully restart operations and recover from the economic impacts of the prolonged stay-at-home orders, may result in a significant reduction in our future commercial multiple peril, workers' compensation and general liability premium levels.

Personal Lines

Personal Lines net premiums written were $1,865.4 million for the year ended December 31, 2020, compared to $1,874.5 million for the year ended December 31, 2019, a decrease of $9.1 million. During the second quarter of 2020, we returned approximately $30 million of premiums to our eligible Personal Lines automobile customers in all markets, providing financial relief during the Pandemic.  Excluding the impact of the premium refund, net premiums written would have increased 1.1%.

Net premiums written in the personal automobile line of business for the year ended December 31, 2020 were $1,151.5 million, compared to $1,186.1 million for the year ended December 31, 2019, a decrease of $34.6 million. This decrease was primarily due to the aforementioned premium refund of approximately $30 million and a decrease in policies in force of 2.8%. Net premiums written in the homeowners line of business for the year ended December 31, 2020 were $653.4 million, compared to $636.9 million for the year ended December 31, 2019, an increase of $16.5 million. This increase was primarily driven by pricing increases, partially offset by a 1.1% decrease in policies in force.

Personal Lines underwriting profit for the year ended December 31, 2020 was $132.9 million, compared to $59.1 million for the year ended December 31, 2019, an increase of $73.8 million. Catastrophe losses for the year ended December 31, 2020 were $154.5 million, compared to $86.1 million for the year ended December 31, 2019, an increase of $68.4 million. Favorable development on prior years’ loss reserves for the year ended December 31, 2020 was $0.7 million, compared to unfavorable development of $26.6 million for the year ended December 31, 2019, a favorable change of $27.3 million.

Personal Lines current accident year underwriting profit, excluding catastrophes, was $286.7 million in the year ended December 31, 2020, compared to $171.8 million for the year ended December 31, 2019. This $114.9 million increase was primarily due to lower current accident year losses in our personal automobile line, and, to a lesser extent, a non-recurring premium tax benefit.  Personal automobile losses were lower due to fewer accidents and decreased claim activity resulting from fewer miles driven as a result of the Pandemic.

We have been able to obtain rate increases in our Personal Lines markets and believe that our ability to obtain increases will continue over the long term. Our ability to maintain Personal Lines net premiums written may be affected, however, by price competition, and regulatory activity and legal developments. See “Contingencies and Regulatory Matters.” Additionally, these factors along with weather-related loss volatility may also affect our ability to maintain and improve underwriting results. We monitor these trends and consider them in our rate actions. Due to uncertainty caused by the Pandemic, there is a level of uncertainty in our ability to retain or grow our business, and to maintain or improve our underwriting profitability in this environment. The extent and duration of the Pandemic's future disruption to our businesses are unknown and may result in a continued moderation in claims volumes due to a substantial reduction in customer activity including, for example, fewer miles driven by the insureds in our personal automobile line.

In addition, in 2019, Michigan enacted major reforms of its current system governing personal and commercial automobile insurance, especially related to automobile Personal Injury Protection (“PIP”) coverage. We believe that we are effectively executing the transition and will be able to navigate this market successfully. As of December 31, 2020, the net impact of these reforms was not significant to our total net premiums written and underwriting profit. For 2020, net premiums written that were attributable to PIP coverage in Michigan were $144.3 million, or 3.1% of our total company full year 2020 net premiums written, while Michigan personal automobile net premiums written represented 11.7% of our total company full year 2020 net premiums written. For more information, please refer to “Risk Factors” in Part I – Item 1A.

Other

Other operating losses were $3.2 million for the year ended December 31, 2020, compared to other operating income of $8.6 million for the year ended December 31, 2019, a decrease of $11.8 million. This was primarily due to lower net investment income as a result of the deployment of proceeds in 2019 from the sale of our former Chaucer business, as well as increased charitable contributions in 2020.

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

Other

Other operating income was $8.6 million for the year ended December 31, 2019, compared to other operating losses of $5.4 million for the year ended December 31, 2018, an improvement of $14.0 million. This was primarily due to higher net investment income, which includes the investment of the remaining proceeds from the Chaucer sale transaction. All of the proceeds of the Chaucer transaction were distributed in 2019 through share repurchases or special dividends.

Reinsurance Recoverables

Reinsurance recoverables were $1,874.3 million and $1,814.0 million at December 31, 2020 and December 31, 2019, respectively, of which $88.4 million and $89.8 million, respectively, represent billed recoverables. A reinsurance recoverable is billed after an eligible reinsured claim is paid by an insurer. Billed reinsurance recoverables related to the Michigan Catastrophic Claims Association (“MCCA”) were $35.5 million and $29.2 million at December 31, 2020 and December 31, 2019, respectively, and billed non-MCCA reinsurance recoverables totaled $52.9 million and $60.6 million at December 31, 2020 and December 31, 2019, respectively. As of December 31, 2020 and December 31, 2019, there were no balances outstanding greater than 90 days.

RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

Overview of Loss Reserve Estimation Process

We maintain reserves for our property and casualty insurance products to provide for our ultimate liability for losses and loss adjustment expenses (our “loss reserves”) with respect to reported and unreported claims incurred as of the end of each accounting period. These reserves are estimates, taking into account past loss experience, modified for current trends, as well as prevailing economic, legal and social conditions. Loss reserves represent our largest liability.

Management’s process for establishing loss reserves is a comprehensive process that involves input from multiple functions throughout our organization, including actuarial, finance, claims, legal, underwriting, distribution and business operations management. The process incorporates facts currently known, as well as the current, and in some cases, the anticipated, state of the law and coverage litigation. Based on information currently available, we believe that the aggregate loss reserves at December 31, 2020 were adequate to cover claims for losses that had occurred as of that date, including both those known to us and those yet to be reported. However, as described below, there are significant uncertainties inherent in the loss reserving process. Our estimate of the ultimate liability for losses that had occurred as of December 31, 2020 is expected to change in future periods as we obtain further information, and such changes could have a material effect on our results of operations and financial position.

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

We regularly review our loss reserves using a variety of industry accepted analytical techniques. We update the loss reserves as historical loss experience develops, additional claims are reported and resolved, and new information becomes available. Net changes in loss reserves are reflected in operating results in the period in which the reserves are changed.

The IBNR reserve includes a provision for claims that have occurred but have not yet been reported to us, some of which may not yet be known to the insured, as well as a provision for future development on reported claims. IBNR represents a significant proportion of our total net loss reserves, particularly for long-tail liability classes. In fact, approximately 50% of our aggregate net loss reserves at December 31, 2020 were for IBNR losses and loss expenses.

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

There is greater inherent uncertainty in estimating insurance reserves for certain types of property and casualty insurance lines, particularly liability lines, where a longer period of time may elapse before a definitive determination of ultimate liability and losses may be made (sometimes referred to as “long-tail” business). In addition, the technological, judicial, regulatory and political climates involving these types of claims are continuously evolving. The emergence of the Pandemic during 2020 resulted in an increased level of uncertainty for many lines of business, particularly for our long-tail lines. There is also greater uncertainty in establishing reserves with respect to business that is new to us, particularly new business which is generated with respect to newly introduced product lines, by newly appointed agents or in geographies in which we have less experience in conducting business. In both of these cases, there is less historical experience or knowledge, and less data upon which we can rely. A combination of business that is both new to us and has longer development periods provides even greater uncertainty in estimating insurance reserves. In our management and professional liability lines, we are modestly increasing, and expect to continue to increase, our exposure to longer-tailed liability lines, including directors and officers liability, errors and omissions liability and product liability coverages. In addition, in recent periods, we have experienced extensions of the “tails” in certain lines of business as the full value of claims are presented later than had been our historical experience. The broad impact of the Pandemic on our claims environment may extend these “tails” even further.

We regularly update our reserve estimates as new information becomes available and additional events occur which may impact the resolution of unsettled claims. Reserve adjustments are reflected in the results of operations as adjustments to losses and LAE. Often, these adjustments are recognized in periods subsequent to the period in which the underlying policy was written and the loss event occurred. When these types of subsequent adjustments affect prior years, they are described separately as “prior year reserve development”. Such development can be either favorable or unfavorable to our financial results and may vary by line of business. As discussed below, estimated loss and LAE reserves for claims occurring in prior years, in the aggregate, developed favorably by $15.5 million and $0.9 million for the years ended December 31, 2020 and 2019, respectively and unfavorably by $0.4 million for the year ended December 31, 2018, although there was some significant variance by line of business. Additionally, our estimated loss and LAE reserves for catastrophe claims occurring in prior years developed favorably by $17.1 million, $27.5 million and $9.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. There can be no assurance that current loss and LAE reserves will be sufficient.

We regularly review our reserving techniques, our overall reserving position and our reinsurance. Based on (i) our review of historical data, legislative enactments, judicial decisions, legal developments in impositions of damages and policy coverage, political attitudes and trends in general economic conditions, (ii) our review of per claim information, (iii) our historical loss experience and that of the industry, (iv) the nature of policies written by us, and (v) our internal estimates of required reserves, we believe that adequate provision has been made for loss reserves. Given the inherent complexity of our loss reserve estimation process and the potential variability of the assumptions used, the actual emergence of losses will vary, perhaps substantially, from the estimate of losses included in our financial statements, particularly in those instances where settlements or other claim resolutions do not occur until well into the future. Our net loss reserves at December 31, 2020 were $4.4 billion. Therefore, a relatively small percentage change in the estimate of net loss reserves would have a material effect on our results of operations. Similarly, a one percentage point change in the aggregate loss and LAE ratio resulting from a change in reserve estimation is currently projected to have an approximate $46 million impact on operating income, based on 2020 full year premiums.

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

Some risk factors affect multiple lines of business. Examples include changes in claim handling and claim reserving practices, changes in claim settlement patterns due to the Pandemic and other factors, regulatory and legislative actions, court actions, so-called “social inflation,” timeliness of claim reporting, state mix of claimants and degree of claimant fraud. Additionally, there is also a higher degree of uncertainty due to growth in our acquired businesses, with respect to which we have less familiarity and, in some cases, limited historical claims experience. The extent of the impact of a risk factor will also vary by components within a line of business. Individual risk factors are subject to interactions with other risk factors within line of business components. Thus, risk factors can have offsetting or compounding effects on required reserves.

Inflation generally increases the cost of losses covered by insurance contracts. The effect of inflation varies by product. Our property and casualty insurance premiums are established before the amount of losses and LAE and the extent to which inflation may affect such expenses are known. Consequently, we attempt, in establishing rates and reserves, to anticipate the potential impact of inflation in the projection of ultimate costs. For example, we monitor, and continue to experience, increases in medical costs, wages and legal costs, which are key considerations in setting reserve assumptions for workers’ compensation, bodily injury and other liability lines. We are also monitoring the continued advancements in technology and design found in automobiles and homes and the increased claims settlement costs that result from repairs or replacement of such equipment. Estimated increases are reflected in our current reserve estimates, but continued increases are expected to contribute to increased losses and LAE in the future.

We are also defendants in various litigation matters, including putative class actions, which may seek punitive damages, bad faith or extra-contractual damages, legal fees and interest, or claim a broader scope of policy coverage or settlement and payment obligations than our interpretation. Resolution of these cases is often highly unpredictable and could involve material unanticipated damage awards. We have experienced, and others in the industry have reported, increased attorney involvement in claims including COVID-19-related matters, delayed submissions of medical and other expense claims, and a trend toward higher valued settlements and litigation, all of which contribute to uncertainty regarding reserve estimates.

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

While we estimate that approximately half of our written premium is in what we would characterize as shorter-tail classes of business, most of our loss reserves relate to longer-tail liability classes of business. Long-tailed classes include automobile liability, commercial liability, third-party coverage and workers’ compensation. For many liability claims, significant periods of time, ranging up to several years or more, may elapse between the occurrence of the loss, the discovery and reporting of the loss to us and the settlement of the claim. As a result, loss experience in the more recent accident years for long-tailed liability coverage has limited statistical credibility because a relatively small proportion of losses in these accident years (the calendar years in which losses are incurred) are reported claims and an even smaller proportion are paid losses. Liability claims are also more susceptible to litigation and can be significantly affected by changing contract interpretations, the legal, political and social environment, the risk and expense of protracted litigation and inflation. Consequently, the estimation of loss reserves for these coverages is more complex and typically subject to a higher degree of variability and uncertainty compared to short-tailed coverages.

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

A review of loss reserves for each of the classes of business in which we write is conducted regularly, generally quarterly. This review process takes into consideration a variety of trends that impact the ultimate settlement of claims. Where appropriate, the review includes a review of overall payment patterns and the emergence of paid and reported losses relative to expectations.

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

Management endeavors to apply as much available data as practicable to estimate the loss reserve amount for each line of business, coverage and accident year, utilizing varying assumptions, projections and methods. The ultimate outcome is expected to fall within a range of potential outcomes around this loss reserve estimated amount.

Our carried reserves for each line of business and coverage are determined based on our quarterly loss reserving process. In making the determination, we consider numerous quantitative and qualitative factors. Quantitative factors include changes in reserve estimates in the period, the maturity of the accident year, trends observed over the recent past, the level of volatility within a particular class of business, the estimated effects of reinsurance, including reinstatement premiums, general economic trends and other factors. Qualitative factors may include legal and regulatory developments, changes in claim handling and case reserving practices, recent entry into new markets or products, changes in underwriting practices or business mix, concerns that we do not have sufficient or quality historical reported and paid loss and LAE information with respect to a particular line or segment of our business, effects of the economy and political outlook, perceived anomalies in the historical results, evolving trends or other factors such as the impact of the Pandemic. In doing so, we must evaluate whether a change in the data represents credible actionable information or an anomaly. Such an assessment requires considerable judgment. Even if a change is determined to be apparent, it is not always possible to determine the extent of the change. As a result, there can be a time lag between the emergence of a change and a determination that the change should be partially or fully reflected in the carried loss reserves. In general, changes are made more quickly to reserves for more mature accident years and less volatile classes of business.

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

The impact of the Pandemic could have a material adverse effect on our carried loss reserves. While we believe that our in-force Commercial Lines policies in large part do not cover business interruption losses related to the Pandemic, legislation has been discussed and introduced to retroactively amend insurance contracts to provide business interruption coverage, to impose presumptions on insurance policy interpretation, and/or limit policy exclusions for losses allegedly related to the Pandemic. If these changes were to be enacted and upheld, we would be exposed to a significant unfunded liability.

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

For events designated as catastrophes, we generally calculate IBNR reserves directly as a result of an estimated IBNR claim count and an estimated average claim amount for each event. Such an assessment involves a comprehensive analysis of the nature of the event, of policyholder exposures within the affected geographic area and of available claims intelligence. Depending on the nature of the event, available claims intelligence could include surveys of field claims associates within the affected geographic area, aerial photographs of the affected area, feedback from a catastrophe claims team sent into the area, as well as data on claims reported as of the financial statement date. In addition, loss emergence from similar historical events is compared to the estimated IBNR for our current catastrophe events to help assess the reasonableness of our estimates. However, in some cases, it may be difficult to estimate certain catastrophe losses which are unique and do not have instances of historical precedence, such as the property damage arising from the 2020 riots and civil unrest.

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

•

Personal and Commercial Automobile Bodily Injury – loss reserves recorded for bodily injury on voluntary business were $769.9 million as of December 31, 2020. A key assumption for bodily injury is the inflation rate underlying the estimated reserve. A five point change (e.g., 4% changed to 9% or -1%) in the embedded inflation rate would have changed total reserves by approximately $71 million, either positive or negative, respectively, at December 31, 2020.

•

Personal Automobile Personal Injury Protection Medical Payment – loss reserves recorded for personal injury protection medical payment on voluntary business were $148.5 million as of December 31, 2020, of which approximately 95% relates to Michigan policies. A key assumption for this coverage is the inflation rate underlying the estimated reserve. Given the long reporting pattern for this line of business, an additional key assumption is the amount of additional development required to reach full maturity, thereby reflecting ultimate costs, as represented by the tail factor. A five point change in the embedded inflation rate and a one point change to the tail factor assumption (e.g., 2% changed to 1%

or 3%) would have changed total reserves by approximately $52 million, either positive or negative, at December 31, 2020.
•

Workers’ Compensation – loss reserves recorded for workers’ compensation on voluntary business were $448.0 million as of December 31, 2020. A key assumption for workers’ compensation is the inflation rate underlying the estimated reserve. Given the long reporting pattern for this line of business, an additional key assumption is the amount of additional development required to reach full maturity, thereby reflecting ultimate costs, as represented by the tail factor. A five point change in the embedded inflation rate and a one point change to the tail factor assumption would have changed total reserves by approximately $132 million, either positive or negative, at December 31, 2020.

•

Monoline and Multiple Peril General Liability – loss reserves recorded for monoline and multiple peril general liability on voluntary business were $899.8 million as of December 31, 2020. A key assumption for monoline and multiple peril general liability is the implied adequacy of the underlying case reserves. A ten point change in case adequacy (e.g., 10% deficiency changed to 0% or 20% deficiency) would have changed total reserves by approximately $99 million, either positive or negative, at December 31, 2020.

•

Specialty Programs - loss reserves recorded for Hanover Programs were $361.3 million as of December 31, 2020. Two key assumptions underlying the actuarial reserve analysis for specialty programs are the inflation rate underlying the estimated reserve for our commercial automobile liability, general liability and workers' compensation coverages, as well as the tail factor selection for workers' compensation. A five point change to the embedded inflation rate for the aforementioned coverages, and a one point change in the workers' compensation tail factor on Hanover Programs would have changed total reserves by approximately $49 million at December 31, 2020.

Carried Reserves and Reserve Rollforward

The following table provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses.

YEARS ENDED DECEMBER 31	2020	2019	2018
(in millions)
Gross reserve for losses and LAE, beginning of year	$5,654.4	$5,304.1	$5,058.5
Reinsurance recoverable on unpaid losses	1,574.8	1,472.6	1,455.0
Net reserve for losses and LAE, beginning of year	4,079.6	3,831.5	3,603.5
Net incurred losses and LAE in respect of losses occurring in:
Current year	2,877.8	2,893.0	2,733.5
Prior year non-catastrophe development	(15.5)	(0.9)	0.4
Prior year catastrophe development	(17.1)	(27.5)	(9.3)
Total incurred losses and LAE	2,845.2	2,864.6	2,724.6
Net payments of losses and LAE in respect of losses occurring in:
Current year	1,347.7	1,315.4	1,232.3
Prior years	1,194.7	1,301.1	1,264.3
Total payments	2,542.4	2,616.5	2,496.6
Net reserve for losses and LAE, end of year	4,382.4	4,079.6	3,831.5
Reinsurance recoverable on unpaid losses	1,641.6	1,574.8	1,472.6
Gross reserve for losses and LAE, end of year	$6,024.0	$5,654.4	$5,304.1

The following table summarizes the gross reserve for losses and LAE by line of business.

DECEMBER 31	2020	2019	2018
(in millions)
Commercial multiple peril	$1,211.0	$1,122.0	$1,043.7
Workers' compensation	699.4	698.2	677.3
Commercial automobile	454.8	427.0	399.6
Other commercial lines:
Hanover Programs	565.3	512.9	492.0
Management and professional liability	340.8	281.5	257.7
Monoline general liability	280.3	265.5	246.6
Umbrella	230.2	197.9	166.8
Marine	94.0	95.9	99.5
Surety	93.6	76.9	99.0
Specialty industrial and commercial property	76.9	71.1	54.5
Other lines	29.5	28.4	21.9
Total other commercial lines	1,710.6	1,530.1	1,438.0
Total Commercial Lines	4,075.8	3,777.3	3,558.6
Personal automobile	1,670.3	1,645.1	1,532.8
Homeowners and other personal	237.5	194.3	174.8
Total Personal Lines	1,907.8	1,839.4	1,707.6
Total Other Segment	40.4	37.7	37.9
Total loss and LAE reserves	$6,024.0	$5,654.4	$5,304.1

“Other commercial lines – Other lines” in the table above, is primarily comprised of our fidelity and crime line of business. Loss and LAE reserves in our “Total Other Segment” relate to our run-off voluntary assumed reinsurance pools business.

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

The following table summarizes prior year (favorable) unfavorable development by segment for the periods indicated:

	2020			2019			2018
(in millions)	Loss & LAE	Catastrophe	Total	Loss & LAE	Catastrophe	Total	Loss & LAE	Catastrophe	Total
Commercial Lines	$(19.0)	$(18.8)	$(37.8)	$(28.7)	$(24.6)	$(53.3)	$(34.1)	$(6.8)	$(40.9)
Personal Lines	(0.7)	1.7	1.0	26.6	(2.9)	23.7	33.3	(2.5)	30.8
Other Segment	4.2	—	4.2	1.2	—	1.2	1.2	—	1.2
Total prior year (favorable) unfavorable development	$(15.5)	$(17.1)	$(32.6)	$(0.9)	$(27.5)	$(28.4)	$0.4	$(9.3)	$(8.9)

Catastrophe Loss Development

In 2020, favorable catastrophe development was $17.1 million, primarily due to lower than expected losses related to certain 2017, 2018, and 2019 wind storms, winter storms and hurricanes and the 2017 and 2018 California wildfires. In 2019, favorable catastrophe development was $27.5 million, primarily due to lower than expected losses related to the 2017 and 2018 California wildfires, including the sale of subrogation rights on certain California wildfire losses, and the 2018 hurricane Florence. In 2018, favorable catastrophe development was $9.3 million, primarily due to lower than expected losses related to the 2017 hurricanes Harvey, Irma and Maria and California wildfires.

Loss and LAE Development, excluding catastrophes

The following table provides a summary of unfavorable/(favorable) loss and LAE reserve development, excluding catastrophes.

YEARS ENDED DECEMBER 31	2020	2019	2018
(in millions)
Commercial multiple peril	$14.2	$(6.6)	$(1.2)
Workers’ compensation	(36.0)	(32.6)	(31.0)
Commercial automobile	15.5	6.4	23.2
Other commercial lines:
Hanover Programs	12.3	24.6	18.2
General liability	0.3	(7.8)	(27.9)
Marine	(15.2)	(6.9)	(4.7)
Surety	(3.5)	(4.1)	(9.0)
Umbrella	(1.5)	2.8	0.6
Other lines	(5.1)	(4.5)	(2.3)
Total other commercial lines	(12.7)	4.1	(25.1)
Total Commercial Lines	(19.0)	(28.7)	(34.1)
Personal automobile	4.5	22.0	15.0
Homeowners and other personal lines	(5.2)	4.6	18.3
Total Personal Lines	(0.7)	26.6	33.3
Total Other Segment	4.2	1.2	1.2
Total loss and LAE reserve development, excluding catastrophes	$(15.5)	$(0.9)	$0.4

2020 Loss and LAE Development, excluding catastrophes

In 2020, net favorable loss and LAE development, excluding catastrophes, was $15.5 million. Commercial Lines favorable development of $19.0 million was primarily due to lower than expected losses of $36.0 million within the workers’ compensation line in accident years 2016 through 2019. This was partially offset by higher than expected losses in our commercial automobile line driven by higher bodily injury and personal protection losses, primarily in accident years 2017 through 2019, and the commercial multiple peril line, primarily in accident years 2017 and 2019. Within other commercial lines, lower than expected losses in our marine line, in accident years 2017 through 2019 and specialty industrial property lines were partially offset by higher than expected losses in the general liability coverages within Hanover Programs. In addition, the adverse prior development in our Other Segment was due to our run-off voluntary assumed property and casualty reinsurance pools business primarily based on an updated third-party actuarial study received in the first quarter of 2020 for the legacy Excess and Casualty Reinsurance Association (“ECRA”) pool that consists primarily of asbestos and environmental exposures.

2019 Loss and LAE Development, excluding catastrophes

In 2019, net favorable loss and LAE development, excluding catastrophes, was $0.9 million. Commercial Lines favorable development of $28.7 million was primarily due to lower than expected losses of $32.6 million within the workers’ compensation line in accident years 2015 through 2018, and lower than expected losses in our commercial multiple peril line, primarily in accident years 2015 through 2016, partially offset by higher than expected losses in our commercial automobile and other commercial lines. Higher than expected losses in the commercial automobile line was driven by higher bodily injury severity and personal injury protection in accident years 2016 through 2017.  Within other commercial lines, higher than expected losses of $24.6 million in Hanover Programs, primarily in accident years 2011, 2013, 2015, and 2017, was partially offset by lower than expected losses in our general liability, marine and surety lines. Personal Lines unfavorable development of $26.6 million was primarily due to higher than expected losses of $22.0 million in the personal automobile line, driven by bodily injury severity and personal injury protection in accident years 2016 through 2017. In addition, Other Segment unfavorable development of $1.2 million was due to adverse loss trends in our run-off voluntary assumed property and casualty reinsurance pools business which includes asbestos and environmental reserves.

2018 Loss and LAE Development, excluding catastrophes

In 2018, net unfavorable loss and LAE development, excluding catastrophes, was $0.4 million. Commercial Lines favorable development of $34.1 million was primarily due to lower than expected losses of $31.0 million within the workers’ compensation line in accident years 2015 through 2017, and $25.1 million in other commercial lines, partially offset by higher than expected losses of $23.2 million in the commercial automobile line, driven by higher bodily injury severity in the 2014, 2016 and 2017 accident years. Within other commercial lines, lower than expected losses in our general liability lines, related to the 2014 through 2016 accident years, and our surety line in accident years 2015 and 2017, was partially offset by higher than expected losses in Hanover Programs, primarily in accident years 2010 through 2014. Personal Lines unfavorable development of $33.3 million was primarily due to higher than expected losses within the homeowners line in accident years 2015 through 2017, and in the personal automobile line, driven by bodily injury severity in the 2016 accident year and, to a lesser extent, the 2015 accident year. In addition, Other segment unfavorable development of $1.2 million was due to adverse loss trends in our run-off voluntary assumed property and casualty reinsurance pools business which includes asbestos and environmental reserves.

Asbestos and Environmental Reserves

As of December 31, 2020, we have $39.8 million of net asbestos and environmental reserves, comprised of $8.3 million of direct reserves and $31.5 million of assumed reinsurance pool reserves. This compares to net reserves of $37.9 million and $38.9 million as of December 31, 2019 and 2018, respectively. Ending loss and LAE reserves for all direct business written by our property and casualty companies related to asbestos and environmental damage liability were $8.3 million, $8.4 million and $8.9 million, net of reinsurance of $17.9 million, $17.6 million and $18.7 million for the years ended December 31, 2020, 2019 and 2018, respectively. Activity for our direct asbestos and environmental reserves was not significant to our 2020, 2019 or 2018 financial results. As a result of our historical direct underwriting mix of Commercial Lines policies toward smaller and middle market risks, past asbestos and environmental damage liability loss experience has remained minimal in relation to our total loss and LAE incurred experience. Although we attempt to limit our exposures to asbestos and environmental damage liability through specific policy exclusions, we have been and may continue to be subject to claims related to these exposures.

In addition to reserves we carry to cover exposure in our direct business, we have established gross and net loss and LAE reserves for assumed reinsurance pool business with asbestos and environmental damage liability of $31.5 million, $29.5 million and $30.0 million at December 31, 2020, 2019 and 2018, respectively. These reserves relate to pools in which we have terminated our participation; however, we continue to be subject to claims related to years in which we were a participant. Results of operations from these pools are included in our Other segment. A significant part of our pool reserves relates to our participation in the ECRA voluntary pool from 1950 to 1982. In 1982, the pool was dissolved and since that time, the business has been in run-off. Our percentage of the total pool liabilities varied from 1% to 6% during these years. Our participation in this pool has resulted in average paid losses of approximately $2 million annually over the past ten years. In the first quarter of 2020, we received an updated third-party actuarial study for the ECRA voluntary pool which resulted in the aforementioned modest increase in our asbestos and environmental reserves.

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

INVESTMENTS

INVESTMENT RESULTS

Net investment income before income taxes was as follows:

DECEMBER 31	2020	2019	2018
(dollars in millions)
Fixed maturities	$222.5	$232.4	$217.7
Mortgage loans	17.5	16.3	14.0
Limited partnerships	16.7	19.7	24.1
Equity securities	14.8	16.3	17.0
Other investments	3.2	5.3	4.8
Investment expenses	(9.6)	(8.7)	(10.2)
Net investment income	$265.1	$281.3	$267.4
Earned yield, fixed maturities	3.33%	3.58%	3.62%
Earned yield, total portfolio	3.35%	3.65%	3.74%

The decrease in net investment income in 2020 was primarily due to the impact of lower new money yields, the deployment of cash during 2019 for accelerated share repurchases and special dividends, and lower limited partnership income. These decreases were partially offset by the continued investment of operational cash flows.  In 2019, the increase in net investment income was primarily due to the continued investment of operational cash flows and the investment of proceeds from the sale of Chaucer, partially offset by lower limited partnership income and the impact of lower new money yields.  We expect average fixed income yields to continue to decline as new money rates remain lower than embedded book yields.

INVESTMENT PORTFOLIO

We held cash and investment assets diversified across several asset classes, as follows:

DECEMBER 31	2020		2019
(dollars in millions)	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
Fixed maturities, at fair value	$7,454.4	83.2%	$6,687.1	81.4%
Equity securities, at fair value	598.5	6.7	575.7	7.0
Mortgage and other loans	467.6	5.2	441.2	5.4
Other investments	325.6	3.6	292.0	3.6
Cash and cash equivalents	120.6	1.3	215.7	2.6
Total cash and investments	$8,966.7	100.0%	$8,211.7	100.0%

CASH AND INVESTMENTS

Total cash and investments increased $755.0 million, or 9.2%, for the year ended December 31, 2020, primarily due to operational cash flows, net proceeds from our senior debt issuance in August 2020 and market value appreciation.  These increases were partially offset by the funding of financing activities, including our stock repurchases, debt retirement and dividend payments.

The following table provides information about the investment types of our fixed maturities portfolio:

DECEMBER 31	2020
(in millions)
Investment Type	Amortized Cost, net of Allowance for Credit Losses	Fair Value	Net Unrealized Gains	Change in Net Unrealized for the Year
U.S. Treasury and government agencies	$376.4	$392.0	$15.6	$7.8
Foreign government	2.2	2.7	0.5	0.1
Municipals:
Taxable	1,005.8	1,065.7	59.9	34.7
Tax-exempt	36.3	38.0	1.7	0.5
Corporate	3,769.9	4,111.3	341.4	183.7
Asset-backed:
Residential mortgage-backed	978.2	1,010.7	32.5	16.5
Commercial mortgage-backed	705.4	760.0	54.6	29.1
Asset-backed	71.4	74.0	2.6	1.5
Total fixed maturities	$6,945.6	$7,454.4	$508.8	$273.9

The increase in net unrealized gains on fixed maturities was primarily due to lower prevailing interest rates.

Amortized cost and fair value by rating category were as follows:

DECEMBER 31		2020			2019
(dollars in millions) NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost, net of Allowance for Credit Losses	Fair Value	% of Total Fair Value	Amortized Cost	Fair Value	% of Total Fair Value
1	Aaa/Aa/A	$4,590.6	$4,894.2	65.7%	$4,373.0	$4,522.7	67.6%
2	Baa	2,075.6	2,258.9	30.3	1,785.2	1,857.6	27.8
3	Ba	162.3	173.6	2.3	160.2	167.6	2.6
4	B	109.3	118.3	1.6	130.2	135.2	2.0
5	Caa and lower	7.3	7.7	0.1	2.0	2.2	—
6	In or near default	0.5	1.7	—	1.6	1.8	—
Total fixed maturities		$6,945.6	$7,454.4	100.0%	$6,452.2	$6,687.1	100.0%

Based on ratings by the National Association of Insurance Commissioners (“NAIC”), approximately 96% and 95% of our fixed maturity portfolio consisted of investment grade securities at December 31, 2020 and 2019, respectively. The quality of our fixed maturity portfolio remains strong based on ratings, capital structure position, support through guarantees, underlying security, issuer diversification and yield curve position.

Our investment portfolio primarily consists of fixed maturity securities whose fair value is susceptible to market risk, including interest rate changes. See also “Quantitative and Qualitative Disclosures about Market Risk”. Duration is a measurement used to quantify our inherent interest rate risk and analyze invested assets relative to our reserve liabilities.

The duration of our fixed maturity portfolio was as follows:

DECEMBER 31	2020			2019
(dollars in millions) Duration	Amortized Cost, net of Allowance for Credit Losses	Fair Value	% of Total Fair Value	Amortized Cost	Fair Value	% of Total Fair Value
0-2 years	$1,460.6	$1,510.5	20.3%	$1,253.1	$1,276.0	19.1%
2-4 years	1,738.4	1,872.5	25.1	1,811.9	1,872.9	28.0
4-6 years	1,570.0	1,734.0	23.3	1,841.2	1,917.0	28.7
6-8 years	1,016.6	1,134.0	15.2	1,113.9	1,177.2	17.6
8-10 years	812.2	837.8	11.2	316.2	322.2	4.8
10+ years	347.8	365.6	4.9	115.9	121.8	1.8
Total fixed maturities	$6,945.6	$7,454.4	100.0%	$6,452.2	$6,687.1	100.0%
Weighted average duration		4.8			4.3

Our fixed maturity and equity securities are carried at fair value. Financial instruments whose value was determined using significant management judgment or estimation constituted less than 1% of the total assets we measured at fair value. See also Note 5 - “Fair Value” in the Notes to Consolidated Financial Statements.

Equity securities primarily consist of U.S. income-oriented large capitalization common stocks and developed market equity index and corporate bond exchange-traded funds.

Mortgage and other loans consist primarily of commercial mortgage loan participations, which represent our interest in commercial mortgage loans originated by a third-party. We share, on a pro-rata basis, in all related cash flows of the underlying mortgage loans, which are investment-grade quality and diversified by geographic area and property type.

Other investments consist primarily of our interest in corporate middle market and real estate limited partnerships.  Corporate middle market limited partnerships may invest in senior or subordinated debt, preferred or common equity or a combination thereof, of privately-held middle market businesses.  Real estate limited partnerships hold equity ownership positions in real properties and invest in debt secured by real properties. Our limited partnerships are generally accounted for under the equity method, or as a practical expedient using the fund’s net asset value, with financial information provided by the partnership on a two or three month lag.

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

IMPAIRMENTS

For the years ended December 31, 2020, 2019 and 2018, we recognized in earnings $26.3 million, $2.0 million and $4.6 million, respectively, of impairments. In 2020, impairments primarily consisted of $17.6 million on fixed maturities, primarily relating to intend-to-sell securities, and $6.7 million of estimated credit losses on mortgage loans. In 2019, impairments consisted entirely of corporate fixed maturity securities. In 2018, impairments consisted of $2.6 million on fixed maturities and $2.0 million on other invested assets.

At December 31, 2020 and 2019, the allowance for credit losses on mortgage loans was $7.9 million and $1.3 million, respectively. The allowance for credit losses on available-for-sale securities was $0.1 million at December 31, 2020. There was no allowance for credit losses on available-for-sale securities at December 31, 2019.

The carrying values of fixed maturity securities on non-accrual status at December 31, 2020 and 2019 were not material. The effects of non-accruals compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities for the years ended December 31, 2020, 2019 and 2018 were also not material. Any defaults in the fixed maturities portfolio in future periods may negatively affect investment income.

UNREALIZED LOSSES

Gross unrealized losses on fixed maturities at December 31, 2020 were $3.3 million, a decrease of $4.3 million compared to December 31, 2019, primarily attributable to lower prevailing interest rates. At December 31, 2020, gross unrealized losses consisted primarily of $2.0 million on U.S. government securities, $0.6 million on residential mortgage-backed securities and $0.4 million on corporate fixed maturities. See also Note 3 – “Investments” in the Notes to Consolidated Financial Statements.

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

The following table sets forth gross unrealized losses for fixed maturities by maturity period at December 31, 2020 and 2019. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers.

DECEMBER 31	2020	2019
(in millions)
Due after one year through five years	$—	$1.1
Due after five years through ten years	0.5	3.3
Due after ten years	2.0	2.0
	2.5	6.4
Mortgage-backed and asset-backed securities	0.8	1.2
Total fixed maturities	$3.3	$7.6

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

During 2020, the Pandemic resulted in widespread economic disruption due to various government-mandated emergency orders, consumer and business uncertainty, and forced business closures. Financial markets have substantially recovered from the significant declines experienced earlier in the year; however, the timing and strength of an economic recovery remains uncertain as global infection rates remain elevated and approval, production and distribution of vaccines will be phased in over time. Unemployment rates remain elevated, the number of companies issuing forward guidance remains below average, several foreign countries have placed restrictions on travel by U.S. citizens and many small businesses remain closed. The U.S. government and its agencies have taken extraordinary measures to stabilize the economy through fiscal policy actions, such as passage of the CARES Act and other bills that will provide trillions of dollars in economic support. These actions have largely muted the recessionary dynamics that occur in a downturn and have supported a strong but uneven recovery in labor markets. In addition, because the Pandemic still poses downside risks to economic activity and labor markets over the medium term, U.S. government officials are working toward another round of fiscal policy actions to support the economy and the flow of credit to households and businesses experiencing the greatest financial impact from the Pandemic. It is unclear whether such actions will be sufficient to support continued economic recovery in 2021 and in the intermediate term, and what long-term effects such unprecedented actions will ultimately have on our investment portfolio.

Due to the Pandemic, global monetary policies remain extremely accommodative in support of financial market stability. Major central banks have lowered interest rates, relaxed collateral requirements and instituted various asset purchase programs to stabilize financial markets and support economic growth. In the U.S., for example, the Federal Reserve (the “Fed”) is maintaining its federal funds target range at 0% to 0.25% and is conducting unprecedented quantities of asset purchases.

Fundamental conditions in certain corporate sectors directly impacted by the Pandemic, such as energy, lodging, restaurant and transportation services, have deteriorated. While market values have recovered with government fiscal and monetary support, the value of our holdings of related fixed maturities in these sectors remain most at risk in the near term. We may experience defaults on fixed income securities, particularly with respect to non-investment grade debt securities. Although we perform rigorous credit analysis of our fixed income investments, it is difficult to foresee which issuers, industries or markets will be most affected. As a result, the value of our fixed maturity portfolio could change rapidly in ways we cannot currently anticipate, and we could incur additional realized and unrealized losses in future periods.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

The valuation of the investment portfolio is subject to risk resulting from interest rate fluctuations, which may adversely impact the valuation of the investment portfolio. In a rising interest rate environment, the value of the fixed maturity sector, which comprises approximately 83% of our investment portfolio, may decline as a result of decreases in the fair value of the securities. Our intent is to hold securities to maturity and recover the decline in valuation as prices accrete to par. However, our intent may change prior to maturity due to changes in the financial markets, our analysis of an issuer’s credit metrics and prospects, or as a result of changes in cash flow needs. Interest rate fluctuations may also reduce net investment income and, as a result, profitability. The portfolio may realize lower yields and therefore lower net investment income on securities because securities with prepayment and call features may prepay at a different rate than originally projected. In an increasing rate environment, the duration of our fixed maturity portfolio could lengthen as issuers choose not to exercise their option to call or prepay their debt. For this and other reasons, funds may not be available to invest at higher interest rates.

In a declining interest rate environment, prepayments and calls may increase as issuers exercise their option to refinance at lower rates. The resulting funds would be reinvested at lower yields.

The following table illustrates the estimated impact on the fair value of our fixed maturity portfolio at December 31, 2020 and 2019 of hypothetical changes in prevailing interest rates, defined as changes in interest rates on U.S. Treasury debt. It does not reflect changes in credit spreads, liquidity spreads and other factors that also affect the value of securities. Since changes in prevailing interest rates are often accompanied by changes in these other factors, the reader should not assume that an actual change in interest rates would result in the values illustrated.

(dollars in millions)
INVESTMENT TYPE	+300bp	+200bp	+100bp	0	-100bp	-200bp	-300bp
Residential mortgage-backed securities	$845	$905	$960	$1,011	$1,040	$1,065	$1,105
Municipal securities	905	965	1,035	1,104	1,180	1,250	1,335
All other fixed maturity securities	4,645	4,865	5,095	5,339	5,585	5,850	6,130
Total December 31, 2020	$6,395	$6,735	$7,090	$7,454	$7,805	$8,165	$8,570
Total December 31, 2019	$5,835	$6,110	$6,395	$6,687	$6,970	$7,255	$7,565

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

The majority of our assets are invested in the fixed income markets. Through fundamental research and credit analysis, with a focus on value investing, our investment professionals seek to identify a portfolio of stable income-producing higher quality U.S. government, foreign government, municipal, corporate, residential and commercial mortgage-backed securities and asset-backed securities. We have a general policy of diversifying investments both within and across major investment and industrial sectors to mitigate credit and interest rate risk. We monitor the credit quality of our investments and our exposure to individual markets, borrowers, industries, sectors and, in the case of commercial mortgage-backed securities and commercial mortgage loan participations, property types and geographic locations. In addition, we currently carry debt that is subject to interest rate risk, which was issued at fixed interest rates between 2.50% and 8.207%. Current market conditions, in light of our risk tolerance, restrict our ability to invest fixed income assets at similar rates of return; therefore, earnings on a similar level of assets are not sufficient to cover current debt interest costs.

EQUITY PRICE RISK

Our equity securities portfolio is exposed to equity price risk arising from potential volatility in equity market prices. Portfolio characteristics are analyzed regularly and price risk is actively managed through a variety of techniques. A hypothetical increase or decrease of 10% in the market price of our equity securities would have resulted in an increase or decrease in the fair value of the equity securities portfolio of approximately $60 million at December 31, 2020 and $58 million at December 31, 2019, which amounts, after taxes, would be reported in net income.

OTHER ITEMS

Net income also included the following items:

	YEARS ENDED DECEMBER 31
(in millions)
2020	Commercial Lines	Personal Lines	Other	Discontinued Operations	Total
Net realized and unrealized investment gains (losses)	$5.2	$3.5	$(3.7)	$—	$5.0
Loss from repayment of debt	—	—	(6.2)	—	(6.2)
Other non-operating items	(0.9)	(0.7)	—	—	(1.6)
Discontinued operations - Chaucer business, net of taxes	—	—	—	0.4	0.4
Discontinued life businesses, net of taxes	—	—	—	(3.7)	(3.7)

2019
Net realized and unrealized investment gains	$75.0	$33.4	$1.0	$—	$109.4
Other non-operating items	(1.3)	(1.2)	(0.9)	—	(3.4)
Discontinued operations - Chaucer business, including gain on sale, net of taxes	—	—	—	0.4	0.4
Discontinued life businesses, net of taxes	—	—	—	(4.3)	(4.3)

2018
Net realized and unrealized investment losses	$(35.5)	$(13.6)	$(1.6)	$—	$(50.7)
Net loss from repayment of debt	(18.7)	(7.6)	(1.9)	—	(28.2)
Discontinued operations - Chaucer business, including gain on sale, net of taxes	—	—	—	151.9	151.9
Discontinued life businesses, net of taxes	—	—	—	0.1	0.1

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

Net realized and unrealized investment gains were $5.0 million and $109.4 million in 2020 and 2019, respectively, compared to net realized and unrealized investment losses of $50.7 million in 2018. Net realized and unrealized investment gains in 2020 were primarily due to net realized gains from sales and other of $17.9 million and, to a lesser extent, appreciation in the fair value of our equity securities of $13.4 million, partially offset by impairment losses on investments. Net realized and unrealized investment gains in 2019 were primarily due to $106.5 million of appreciation in the fair value of our equity securities. Net realized and unrealized investment losses in 2018 were primarily due to $43.4 million of losses from the net change in the fair value of equity securities. The change in the fair value of equity securities in both 2019 and 2018 resulted from prevailing market conditions. Additionally, in 2018 we recognized $4.6 million of OTTI losses and $2.7 million of losses recognized from the sale of securities, primarily fixed maturities.

In 2020, we repurchased all of our outstanding 6.35% subordinated debentures due March 30, 2053 with a net carrying value of $168.9 million, at a cost of $175.0 million, resulting in a pre-tax loss of $6.1 million. Additionally, in 2020 we repurchased a portion of our 7.625% senior debentures with a net carrying value of $0.8 million.

At December 31, 2018, we had informed the Federal Home Loan Bank (“FHLB”) of our intent to repay a $125 million FHLB note due 2029 with a coupon of 5.5%, with settlement occurring on January 2, 2019. In the fourth quarter of 2018, we recorded a non-operating charge of $20.8 million after-taxes related to the pre-payment provision. Additionally, in 2018 we repurchased a portion of our 8.207% subordinated debentures with a net carrying value of $9.6 million at a cost of $11.5 million, resulting in a loss of $1.9 million.

Discontinued operations include our discontinued accident and health and life businesses as well as our former Chaucer operations. In 2020 and 2019, discontinued operations, in total, generated net losses of $3.3 million and $3.9 million, net of tax, respectively, primarily related to the long-term care pool in our discontinued accident and health business. In 2018, discontinued operations, in total, generated a gain of $152.0 million, net of tax, primarily related to the sale of the Chaucer business. See also “Discontinued Operations – Chaucer Business” below and Note 2 – “Discontinued Operations” in the Notes to Consolidated Financial Statements.

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

(2)

Contingent proceeds, as reflected in the sales and purchase agreement, could have been up to $45 million and was determined based upon 2018 catastrophe losses.  In 2018, our best estimate of contingent consideration was $31.7 million.

(3)

The carrying value of the Chaucer business reflects its U.S. GAAP book value at December 28, 2018, excluding $7.9 million of U.S.-related deferred tax assets that are no longer likely to be realized and therefore are reflected in the income tax expense category.

(4)

Transaction and other sale related costs primarily included brokerage, legal, actuarial, tax and other professional fees, employee retention costs, costs for the purchase of aggregate excess of loss catastrophe coverage in consideration of the contingent proceeds provision, along with certain other miscellaneous charges related to the execution of the transaction.

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

(6)	The income tax expense represented the current tax obligation on the sale and the derecognition of deferred tax assets that were no longer likely to be realized.

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

Income from Operations of Chaucer Business

During the year ended December 31, 2019, revenues from the portion of the Chaucer business remaining after the sale of the U.K. entities in 2018 was $6.7 million. Pre-tax operating losses in this business totaled $0.5 million during the same period, whereas this business provided after-tax income of $1.6 million for the year ended December 31, 2019. Income from the Chaucer business in the year ended December 31, 2019 included a $2.0 million benefit related to a decrease in an uncertain tax position due to the expiration of the statute of limitations.

The following table summarizes the results of operations for Chaucer for 2018, reflecting the results of operations for the period in which we owned the Chaucer U.K. entities, which concluded with their sale on December 28, 2018.

(in millions)	2018
Revenues
Net premiums earned	$850.0
Net investment income	54.9
Other income	7.5
912.4
Losses and operating expenses
Losses and LAE	515.5
Amortization of deferred acquisition costs	252.5
Other expenses	115.0
883.0
Income from Chaucer business before income taxes and other items (previously presented as Chaucer's operating income)	29.4
Other items:
Interest expense	(3.8)
Net realized and unrealized investment gains (losses)	(1.3)
Other income	0.4
Income from Chaucer business before income taxes	$24.7

Loss and LAE ratio:
Current accident year, excluding catastrophe losses	54.8%
Prior accident year reserve development, excluding catastrophe losses	(4.3)%
Current accident year catastrophe losses	12.1%
Prior accident year favorable catastrophe loss development	(2.0)%
Total loss and LAE ratio	60.6%
Expense ratio	42.5%
Combined ratio	103.1%

INCOME TAXES

We are subject to the tax laws and regulations of the U.S. and foreign countries in which we operate or where we operated previously. We file a consolidated U.S. federal income tax return that includes our holding company and its U.S. subsidiaries. Generally, taxes are accrued at the U.S. statutory tax rate of 21% for income from the U.S. operations. Our primary non-U.S. jurisdiction was the U.K., until the sale of our Chaucer business, which completed on April 10, 2019 with the final sale of the Australian entities. The U.K. statutory tax rate was 19% during 2018.  We accrue taxes on certain non-U.S. income that is subject to U.S. tax at the enacted U.S. tax rate. Foreign tax credits, where available, were utilized to offset U.S. tax as permitted.

The provision for income taxes from continuing operations was an expense of $82.8 million, $93.1 million, and $43.5 million in 2020, 2019 and 2018, respectively. These amounts resulted in consolidated effective tax rates of 18.6%, 17.8% and 15.4% on pre-tax income for 2020, 2019 and 2018, respectively. The provisions in 2020, 2019 and 2018 reflect benefits related to tax planning strategies implemented in prior years of $9.2 million, $14.8 million and $9.2 million, respectively. The provisions in 2020, 2019 and 2018 also included excess tax benefits related to stock-based compensation of $2.1 million, $3.0 million and $2.3 million, respectively. The provision for 2019 includes a charge of $1.2 million, which relates to the 2017 changes in the tax law related to the 2018 sale of Chaucer. The provision for 2018 reflects a tax benefit related to prior years of $4.3 million primarily resulting from a $40.0 million contribution to our U.S. pension plan made in September 2018, and reflected as a deduction in our 2017 U.S. income tax return at the then higher statutory tax rate of 35%. Absent these items, the provision for income taxes for 2020, 2019 and 2018 would have been expenses of $94.1 million, $109.7 million and $59.3 million, respectively, or 21.2% for 2020 and 21.0% for 2019 and 2018.

The income tax provision on operating income was an expense of $92.6 million, $84.5 million and $69.3 million for 2020, 2019 and 2018, respectively. These provisions resulted in effective tax rates for operating income of 20.7%, 20.3% and 19.2% in 2020, 2019 and 2018, respectively. The provisions for 2020, 2019 and 2018 reflect the aforementioned excess tax benefits related to stock-based compensation. In addition, the 2018 provision included the aforementioned tax benefit related to prior years of $4.3 million. Absent these items, the provision for income taxes for 2020, 2019 and 2018 would have been expenses of $94.7 million, $87.5 million and $75.9 million, or 21.2% for 2020 and 21.0% for 2019 and 2018.

The income tax provision on our former Chaucer business was an expense of $4.7 million for 2018. The 2018 income tax provision on the gain from the disposal of Chaucer business was an expense of $42.5 million. This provision includes a write off of $8.0 million of deferred tax assets primarily attributable to Lloyd’s underwriting losses.

During 2020 and 2019, we recorded decreases in reserves related to uncertain tax positions, due to the expirations of certain statutes of limitations. The 2020 reserve release of $0.5 million was recorded as a benefit to the income (loss) from discontinued life businesses, net of taxes. The 2019 reserve release of $2.0 million was recorded as a benefit to income from Chaucer business, net of taxes. We are subject to U.S. federal and state examinations and foreign examinations for years after 2016. There are no ongoing audits on our open tax years.

In prior years, we completed several transactions which resulted in the realization, for tax purposes only, of unrealized gains in our investment portfolio. As a result of these transactions, we were able to realize capital losses carried forward and release the valuation allowance recorded against the deferred tax asset related to those losses. The releases of valuation allowances were recorded as a benefit in accumulated other comprehensive income.  Previously unrealized benefits of $9.2 million, $14.8 million and $9.2 million, attributable to non-operating income, were recognized as part of our income from continuing operations during 2020, 2019 and 2018, respectively. The remaining amount of $11.6 million in accumulated other comprehensive income will be released into income from continuing operations in future years, as the investment securities subject to these transactions are sold or mature.

CRITICAL ACCOUNTING ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. These statements have been prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following critical accounting estimates are those which we believe affect the more significant judgments and estimates used in the preparation of our financial statements. Additional information about other significant accounting policies and estimates may be found in Note 1 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements.

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

Two significant assumptions used in the determination of benefit plan obligations and expenses that are dependent on market factors, which have been subject to a greater level of volatility in recent years, are the discount rate and the return on plan asset assumptions. The discount rate enables us to state expected future benefit payments as a present value on the measurement date. We also use this discount rate in the determination of our pre-tax pension expense or benefit. A lower discount rate increases the present value of benefit obligations and increases pension expense. We determined our discount rate for the qualified benefit plan utilizing independent yield curves which provide for a portfolio of high quality bonds that are expected to match the cash flows of our pension plans. Bond information used in the yield curve included only those rated Aa or better as of December 31, 2020 and 2019, respectively, and had been rated by at least two well-known rating agencies. The discount rates used to value liabilities in our qualified pension plan were 3.00% and 3.75% as of December 31, 2020 and 2019, respectively.

To determine the expected long-term return on plan assets, we generally consider historical mean returns by asset class for passive indexed strategies, as well as current and expected asset allocations, and adjust for certain factors that we believe will have an impact on future returns. Actual returns on plan assets in any given year seldom result in the achievement of the expected rate of return on assets. Actual returns on plan assets in excess of these expected returns will generally reduce our net actuarial losses (or increase actuarial gains) that are reflected in the accumulated other comprehensive income balance in shareholders’ equity, whereas actual returns on plan assets that are less than expected returns will generally increase our net actuarial losses (or decrease actuarial gains) that are reflected in accumulated other comprehensive income. These gains or losses are amortized into expense in future years. The qualified benefit plan held assets consisting of approximately 90% fixed maturities and 10% equity securities at December 31, 2020.

The expected return on asset assumption was 4.75% and 5.50% in 2020 and 2019, respectively. Asset returns are reflected net of administrative expenses.

Net actuarial gains related to the qualified benefit plan of $7.2 million and $20.5 million were reflected as changes to accumulated other comprehensive income in 2020 and 2019, respectively. Net actuarial gains in 2020 and 2019 resulted from net investment gains during each year, as well as favorable mortality experience, partially offset by decreases in the discount rate. In 2020 and 2019, amortization of actuarial losses from prior years was $5.4 million and $11.1 million, respectively.

Expenses related to our qualified benefit plan are generally calculated based upon information available at the beginning of the plan year. Our pre-tax expense related to our qualified benefit plan was $0.3 million and $7.6 million for 2020 and 2019, respectively. As a result of favorable market returns in 2020 and favorable mortality experience, that were only partially offset by decreases in the discount rate, our pension expense related to our qualified benefit plan is expected to decrease from $0.3 million in 2020 to a benefit of $2.3 million in 2021.

Holding all other assumptions constant, sensitivity to changes in our key assumptions related to our qualified benefit plan is as follows:

(in millions)
Discount Rate -
25 basis point increase
Change in Benefit Obligation	$(10.0)
Change in 2021 Expense	(1.2)
25 basis point decrease
Change in Benefit Obligation	10.4
Change in 2021 Expense	1.2
Expected Return on Plan Assets -
25 basis point increase
Change in 2021 Expense	(1.2)
25 basis point decrease
Change in 2021 Expense	1.2

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

Declines in market value which are not credit loss related are recorded as unrealized losses, which do not affect net income and earnings per share, but reduce accumulated other comprehensive income, which is reflected in our Consolidated Balance Sheets. We cannot provide assurance that the impairments will be adequate to cover future losses or that we will not have substantial additional impairments in the future. See Note 3 – “Investments” and Note 4 – “Investment Income and Gains and Losses” in the Notes to Consolidated Financial Statements for further discussion regarding securities in an unrealized loss position and impairments.

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

The following are the components of our deferred tax assets and liabilities as of December 31, 2020.

DEFERRED TAX ASSETS (LIABILITIES)	Amount
(in millions)
Loss, LAE and unearned premium reserves, net	$150.8
Employee benefit plan	6.0
Investments, net	(146.7)
Deferred acquisition costs	(100.3)
Software capitalization	(24.0)
Other, net	16.9
Total	$(97.3)

As of December 31, 2020, we did not have a valuation allowance and believe it is more likely than not that the remaining deferred tax assets will be realized.

STATUTORY SURPLUS OF INSURANCE SUBSIDIARIES

The following table reflects statutory surplus for our insurance subsidiaries:

DECEMBER 31	2020	2019
(in millions)
Total Statutory Capital and Surplus	$2,588.5	$2,470.2

The statutory capital and surplus for our insurance subsidiaries increased $118.3 million during 2020, primarily due to approximately $383 million of underwriting profits, partially offset by the payment of a $245 million dividend.

The NAIC prescribes an annual calculation regarding risk based capital (“RBC”). RBC ratios for regulatory purposes, as described in the glossary, are expressed as a percentage of the capital required to be above the Authorized Control Level (the “Regulatory Scale”); however, in the insurance industry, RBC ratios are widely expressed as a percentage of the Company Action Level. The following table reflects the Company Action Level, the Authorized Control Level and RBC ratios for Hanover Insurance (which includes Citizens and other insurance subsidiaries), as of December 31, 2020 and 2019, expressed both on the Industry Scale (Total Adjusted Capital divided by the Company Action Level) and Regulatory Scale (Total Adjusted Capital divided by Authorized Control Level):

(dollars in millions)
DECEMBER 31, 2020	Company Action Level	Authorized Control Level	RBC Ratio Industry Scale	RBC Ratio Regulatory Scale
The Hanover Insurance Company	$1,105.2	$552.6	233%	467%

DECEMBER 31, 2019
The Hanover Insurance Company	$1,063.7	$531.8	231%	463%

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of our ability to generate sufficient cash flows to meet the cash requirements of business operations. As a holding company, our primary ongoing source of cash is dividends from our insurance subsidiaries. However, dividend payments to us by our insurance subsidiaries are subject to limitations imposed by regulators, such as prior notice periods and the requirement that dividends in excess of a specified percentage of statutory surplus or prior year’s statutory earnings receive prior approval (so called “extraordinary dividends”). Hanover Insurance paid $245.0 million in dividends to the holding company in 2020. In both 2019 and 2018, Hanover Insurance paid $140.0 million in dividends to the holding company.

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

Net cash provided by operating activities was $707.6 million during 2020, as compared to $602.9 million during 2019 and $551.3 million in 2018. The $104.7 million increase in cash provided in 2020 as compared to 2019 was primarily due to lower loss and LAE payments, a decrease in Federal income tax payments, and a slight increase in premium collections. The $51.6 million increase in cash provided in 2019 as compared to 2018 was primarily the result of an increase in premiums collected, partially offset by higher loss payments.

Net cash used in investing activities was $608.8 million during 2020, as compared to $311.9 million during 2019 and net cash provided of $271.3 million in 2018. During 2020 and 2019, cash used in investing activities primarily related to net purchases of fixed maturities and, to a lesser extent, equity securities and other investments. During 2018, cash provided by investing activities primarily related to net proceeds received from the sale of Chaucer. These proceeds were partially offset by net purchases of fixed maturities, commercial mortgage loan participations, and other investments.

Net cash used in financing activities was $193.9 million during 2020, as compared to $1,099.3 million during 2019 and $171.0 million in 2018. During 2020, cash used in financing activities primarily resulted from repurchases of common stock through both an accelerated share repurchase (“ASR”) agreement and the open market, the repayment of subordinated debentures and the payment of quarterly dividends to shareholders, partially offset by cash received from the issuance of senior debentures. During 2019, cash used in financing activities primarily resulted from repurchases of common stock through three ASR agreements, the payments of two special dividends in addition to regular quarterly dividends to shareholders, and the repayment of the FHLB advances. (See further discussion below for additional information regarding the special dividend, the ASR agreements and the repayment of the FHLB advances). During 2018, cash used in financing activities primarily resulted from the payment of dividends to shareholders and repurchases of common stock.

Dividends to common shareholders are subject to quarterly board approval and declaration. During 2020, our Board declared dividends that totaled $100.7 million. This included three quarterly dividends of $0.65 per share and one quarterly dividend of $0.70 per share. We believe that our holding company assets are sufficient to provide for future shareholder dividends should the Board of Directors declare them.

At December 31, 2020, THG, as a holding company, held approximately $396.9 million of fixed maturities and cash. We believe our holding company assets will be sufficient to meet our current year obligations, which we expect to consist primarily of quarterly dividends to our shareholders (as and to the extent declared), interest on our senior and subordinated debentures, certain costs associated with benefits due to our former life employees and agents and, to the extent required, payments related to indemnification of liabilities associated with the sale of various subsidiaries. As discussed below, we have, and opportunistically may continue to, repurchase our common stock and debt. We do not expect that it will be necessary to dividend additional funds from our insurance subsidiaries in order to fund 2021 holding company obligations; however, we may decide to do so.

We expect to continue to generate sufficient positive operating cash to meet all short-term and long-term cash requirements relating to current operations, including the funding of our qualified defined benefit pension plan. We believe that this plan is fully funded. The ultimate payment amounts for our benefit plan is based on several assumptions, including but not limited to, the rate of return on plan assets, the discount rate for benefit obligations, mortality experience, interest crediting rates, inflation and the ultimate valuation and determination of benefit obligations. Since differences between actual plan experience and our assumptions are almost certain, changes, both positive and negative, to our current funding status and ultimately our obligations in future periods are likely.

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

The Board of Directors has authorized a stock repurchase program which provides for aggregate repurchases of our common stock of up to $900 million. Under the repurchase authorization, we may repurchase, from time to time, common shares in amounts, at prices and at such times as we deem appropriate, subject to market conditions and other considerations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. Pursuant to the terms of an ASR agreement executed on December 9, 2019 (the “December 2019 ASR”), we paid $150.0 million in exchange for shares of our common stock. Under the terms of the December 2019 ASR, we received an initial delivery of approximately 0.9 million shares of our common stock. On February 26, 2020, we received approximately 0.2 million shares of our common stock as final settlement of shares repurchased under the December 2019 ASR.

On October 29, 2020, pursuant to the terms of a second ASR agreement (the “October 2020 ASR”), we paid $100.0 million in exchange for shares of our common stock. Under the terms of the October 2020 ASR, we received an initial delivery of approximately 0.8 million shares of our common stock, which was approximately 80% of the total number of shares expected to be repurchased under the October 2020 ASR agreement. On January 29, 2021, we received approximately 45,000 shares of our common stock as final settlement of shares repurchased under the October 2020 ASR. In addition to the shares repurchased under the December 2019 ASR and the October 2020 ASR, during 2020 we repurchased approximately 1.1 million shares at an aggregate cost of $112.8 million. As of December 31, 2020, we have repurchased 6.4 million shares under this $900 million program and have approximately $124 million available for additional repurchases.

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

We maintain our membership in the FHLB to provide access to additional liquidity based on our holdings of FHLB stock and pledged collateral. At December 31, 2020, we had borrowing capacity of $94.9 million. There were no borrowings outstanding under this short-term facility at December 31, 2020; however, we have borrowed and may continue to borrow, from time to time, through this facility to provide short-term liquidity.

On April 30, 2019, we entered into a new credit agreement that provides for a five-year unsecured revolving credit facility not to exceed $200.0 million at any one time outstanding, with the option to increase the facility up to $300.0 million, (assuming no default and satisfaction of other specified conditions, including the receipt of additional lender commitments). The agreement also includes an uncommitted subfacility of $50.0 million for standby letters of credit. Borrowings, if any, under this new agreement are unsecured and incur interest at a rate per annum equal to, at our election, either (i) the greater of, (a) the prime commercial lending rate of the administrative agent, (b) the NYFRB Rate plus half a percent, or (c) the one month Adjusted LIBOR plus one percent and a margin that ranges from 0.25% to 0.625% depending on our debt rating, or (ii) Adjusted LIBOR for the applicable interest period, plus a margin that ranges from 1.25% to 1.625% depending on our debt rating. The agreement also contains certain financial covenants such as maintenance of specified levels of consolidated equity and leverage ratios, and requires that certain of our subsidiaries maintain minimum RBC ratios. We currently have no borrowings under this agreement during 2020. The LIBOR rate, upon which Adjusted LIBOR is based, is expected to be discontinued by the end of 2021. Our credit agreement permits us to agree with the Administrative Agent for the credit facility on a replacement to Adjusted LIBOR subject to the satisfaction of certain conditions.

At December 31, 2020, we were in compliance with the covenants of our debt and credit agreements.

CONTRACTUAL OBLIGATIONS

Financing obligations generally include repayment of our senior debentures, subordinated debentures and lease payments. The following table represents our annual payments related to the contractual principal and interest payments of these financing obligations as of December 31, 2020, unless otherwise noted, and lease payments reflect expected cash payments based upon active lease terms. It is expected that in the normal course of business, leases that expire will generally be renewed or replaced by leases on similar property and equipment. In addition, we also have included our estimated payments related to our loss and LAE obligations and our current expectation of payments to be made to support the obligations of our benefit plans. The following table also includes commitments to purchase investment securities at a future date. Actual payments may differ from the contractual and/or estimated payments in the table.

DECEMBER 31, 2020	Maturity less than 1 year	Maturity 1-3 years	Maturity 4-5 years	Maturity in excess of 5 years	Total
(in millions)
Debt (1)	$—	$—	$61.8	$725.1	$786.9
Interest associated with debt (1)	33.2	66.4	66.4	52.1	218.1
Lease commitments (2)	14.0	16.9	4.9	—	35.8
Defined benefit pension and post-retirement benefit obligation (3)	4.0	7.3	6.6	13.6	31.5
Investment commitments (4)	62.8	60.0	33.1	—	155.9
Loss and LAE obligations (5)	1,901.6	1,835.1	729.6	1,557.7	6,024.0
(1)

The debt with a maturity of 4-5 years reflects our senior debentures due in 2025, which pay annual interest at a rate of 7.625%. Debt in the maturity in excess of 5 years category includes our senior debentures due in 2026, which pay annual interest at a rate of 4.50%, our subordinated debentures due in 2027, which pay interest at an annual rate of 8.207%, and our senior debentures due in 2030, which pay annual interest at a rate of 2.50%. Payments related to the principal amounts of these agreements represent contractual maturity; therefore, principal and interest associated with these obligations are reflected in the above table based upon the contractual maturity dates.

(2)	Our subsidiaries are lessees with a number of leases.
(3)

Amounts represent non-qualified defined benefit pension and postretirement benefit obligations and reflect estimated payments to be made through plan year 2030 for pension, postretirement, and postemployment benefits, although it is likely that payments will be made beyond 2030. Estimates of these payments and the payment patterns are based upon historical experience. We do not expect to make any significant contributions to our qualified plan in order to meet our minimum funding requirements for the next several years; therefore, no contributions for this plan are included in this schedule. However, additional contributions may be required in the future based on the level of pension assets and liabilities in future periods. The ultimate payment amount for our pension plan is based on several assumptions, including, but not limited to, the rate of return on plan assets, the discount rate for benefit obligations, mortality experience, interest crediting rates and the ultimate valuation of benefit obligations.

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

Account rounding – The conversion of single policy customers to accounts with multiple policies and/or additional coverages, to address customers’ broader objectives.

Benefit payments – Payments made to an insured or their beneficiary in accordance with the terms of an insurance policy.

Big data – large, diverse, complex sets of information that grow at ever-increasing rates and require special tools and methods to process. It encompasses the volume of information, the velocity or speed at which it is created and collected, and the variety or scope of the data points being covered. Big data analytics refers to the use of predictive analytics, user behavior analytics, or certain other advanced data analytics methods that extract value from big data.

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

Catastrophe loss – Loss and directly identified loss adjustment expenses from catastrophes, including development on prior years’ catastrophe loss reserves. The Insurance Services Office (“ISO”) Property Claim Services (“PCS”) defines a catastrophe loss as an event that causes $25 million or more in insured property losses from U.S. direct writers and affects a significant number of property and casualty policyholders and insurers. In limited instances where the impact of an event extends across multiple geographic areas or time periods, but is not within the specific parameters established by PCS, THG may determine that certain losses are better included within the same catastrophe event. In addition to those catastrophe events declared by ISO, claims management also generally includes within the definition of a “catastrophe loss”, a property loss event that causes approximately $5 million or more in Company insured losses and affects in excess of one hundred policyholders. For the international business in our Commercial Lines segment, management utilizes a “catastrophe loss” definition that is substantially consistent with the ISO definition framework.

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

Combined ratio – This ratio is the GAAP equivalent of the statutory ratio that is widely used as a benchmark for determining an insurer’s underwriting performance. A ratio below 100% generally indicates profitable underwriting prior to the consideration of investment income (loss). A combined ratio over 100% generally indicates unprofitable underwriting prior to the consideration of investment income (loss). The combined ratio is the sum of the loss and loss adjustment expense ratio and the expense ratio.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Hanover Insurance Group, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The Hanover Insurance Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and schedules of condensed financial information of the registrant, of supplementary insurance information, and of supplemental information concerning property and casualty insurance operations as of December 31, 2020 and 2019 and for each of the three years in the period ended December 31, 2020, schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2020, and schedule of summary of investments – other than investments in related parties as of December 31, 2020 listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of loss and loss adjustment expense reserves

As described in Notes 1 and 15 to the consolidated financial statements, loss and loss adjustment expense reserves were $6.0 billion as of December 31, 2020. These liabilities are determined using case basis evaluations and statistical analyses of historical loss patterns and represent estimates of the ultimate cost of all losses incurred but not paid. The loss reserve estimation process relies on the basic assumption that past experience, adjusted for the effects of current developments and likely trends, is an appropriate basis for management to predict future outcomes.  As part of this process, management uses a variety of analytical methods that consider experience, trends and other relevant factors, as well as considers numerous quantitative and qualitative factors, including the maturity of the accident year, the level of volatility within a particular class of business, the sufficiency or quality of historical reported and paid loss and loss adjustment expenses information, legal and regulatory developments and changes in underwriting, claim handling and case reserving practices. The Company’s ultimate incurred but not reported (“IBNR”) reserves are estimated by management and reserving actuaries on an aggregate basis for each line of business or coverage for loss and loss expense liabilities not reflected within the case reserves.

The principal considerations for our determination that performing procedures relating to the valuation of loss and loss adjustment expense reserves is a critical audit matter are the significant judgment by management when developing their estimate. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to the various analytical methods and factors used by management in developing the estimate, such as historical loss patterns and other relevant quantitative and qualitative factors, which related to the maturity of the accident year, the level of volatility within a particular class of business, and the sufficiency or quality of historical reported and paid loss and loss adjustment expenses information. Also, our audit effort included the involvement of professionals with specialized skill and knowledge to assist in performing procedures and evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s valuation of loss and loss adjustment expense reserves, including controls over the analytical methods applied and development of qualitative and quantitative factors. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in either (i) developing an independent estimate of the reserves using historical loss patterns, and other relevant quantitative and qualitative factors, which  related to the maturity of the accident year, the level of volatility within a particular class of business, and the sufficiency or quality of historical reported and paid loss and loss adjustment expenses information, for reserves by line of business or coverage on a test basis, and comparison of this independent estimate to management’s actuarially determined reserves; or (ii) on a test basis for reserves by line of business or coverage, evaluating the appropriateness of management’s analytical methods and reasonableness of factors for determining the reserve balances.  Performing these procedures involved testing the completeness and accuracy of data provided by management.

/s/ PricewaterhouseCoopers LLP

Boston, MA

February 23, 2021

We have served as the Company’s auditor since 1991.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31	2020	2019	2018
(in millions, except per share data)
Revenues
Premiums	$4,527.4	$4,474.5	$4,254.4
Net investment income	265.1	281.3	267.4
Net realized and unrealized investment gains (losses):
Net realized gains (losses) from sales and other	17.9	4.9	(2.7)
Net change in fair value of equity securities	13.4	106.5	(43.4)
Impairment losses on investments	(26.3)	(2.0)	(4.6)
Total net realized and unrealized investment gains (losses)	5.0	109.4	(50.7)
Fees and other income	29.8	25.5	23.2
Total revenues	4,827.3	4,890.7	4,494.3
Losses and expenses
Losses and loss adjustment expenses	2,845.2	2,865.5	2,724.6
Amortization of deferred acquisition costs	951.0	926.7	891.8
Interest expense	37.1	37.5	45.1
Loss on repayment of debt	6.2	—	28.2
Other operating expenses	543.0	538.9	522.1
Total losses and expenses	4,382.5	4,368.6	4,211.8
Income from continuing operations before income taxes	444.8	522.1	282.5
Income tax expense (benefit):
Current	105.9	80.5	46.2
Deferred	(23.1)	12.6	(2.7)
Total income tax expense	82.8	93.1	43.5
Income from continuing operations	362.0	429.0	239.0
Discontinued operations:
Sale of Chaucer business, net of taxes	—	(1.2)	131.9
Income from Chaucer business, net of taxes	0.4	1.6	20.0
Income (loss) from discontinued life businesses, net of taxes	(3.7)	(4.3)	0.1
Net income	$358.7	$425.1	$391.0
Earnings per common share:
Basic:
Income from continuing operations	$9.61	$10.72	$5.63
Discontinued operations:
Sale of Chaucer business, net of taxes	—	(0.03)	3.11
Income from Chaucer business, net of taxes	0.01	0.04	0.47
Income (loss) from discontinued life businesses, net of taxes	(0.10)	(0.11)	—
Net income per share	$9.52	$10.62	$9.21
Weighted average shares outstanding	37.7	40.0	42.4
Diluted:
Income from continuing operations	$9.50	$10.56	$5.56
Discontinued operations:
Sale of Chaucer business, net of taxes	—	(0.03)	3.07
Income from Chaucer business, net of taxes	0.01	0.04	0.46
Income (loss) from discontinued life businesses, net of taxes	(0.09)	(0.11)	—
Net income per share	$9.42	$10.46	$9.09
Weighted average shares outstanding	38.1	40.6	43.0

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31	2020	2019	2018
(in millions)
Net income	$358.7	$425.1	$391.0
Other comprehensive income (loss), net of tax:
Available-for-sale securities:
Changes in net unrealized gains (losses) on investment securities:
Having no credit losses recognized in the Consolidated Statements of Income	210.6	238.8	(170.1)
Having credit losses recognized in the Consolidated Statements of Income	1.5	2.8	—
Amount realized with sale of Chaucer business	—	0.1	19.1
Total available-for-sale securities	212.1	241.7	(151.0)
Pension and postretirement benefits:
Net actuarial gains (losses) and prior service costs arising in the period	3.1	16.2	(17.0)
Amortization recognized as net periodic benefit and postretirement cost	4.7	9.0	7.7
Amount realized with sale of Chaucer business	—	—	16.4
Total pension and postretirement benefits	7.8	25.2	7.1
Cumulative foreign currency translation adjustment:
Amount recognized as cumulative foreign currency translation during the period	—	—	(1.7)
Amount realized with sale of Chaucer business	—	0.7	23.2
Total cumulative foreign currency translation adjustment	—	0.7	21.5
Total other comprehensive income (loss), net of tax	219.9	267.6	(122.4)
Comprehensive income	$578.6	$692.7	$268.6

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31	2020	2019
(in millions, except share data)
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $6,945.6 and $6,452.2)	$7,454.4	$6,687.1
Equity securities, at fair value	598.5	575.7
Other investments	793.2	733.2
Total investments	8,846.1	7,996.0
Cash and cash equivalents	120.6	215.7
Accrued investment income	51.2	53.0
Premiums and accounts receivable, net	1,339.3	1,260.4
Reinsurance recoverable on paid and unpaid losses and unearned premiums	1,874.3	1,814.0
Deferred acquisition costs	477.5	467.4
Goodwill	178.8	178.8
Other assets	445.7	402.4
Assets of discontinued businesses	110.2	102.8
Total assets	$13,443.7	$12,490.5
Liabilities
Loss and loss adjustment expense reserves	$6,024.0	$5,654.4
Unearned premiums	2,482.7	2,416.7
Expenses and taxes payable	687.5	627.7
Deferred income tax liability	97.3	51.8
Reinsurance premiums payable	48.4	53.4
Debt	780.8	653.4
Liabilities of discontinued businesses	120.8	116.9
Total liabilities	10,241.5	9,574.3
Commitments and contingencies
Shareholders’ Equity
Preferred stock, par value $0.01 per share; 20.0 million shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 300.0 million shares authorized; 60.5 million shares issued	0.6	0.6
Additional paid-in capital	1,857.4	1,837.3
Accumulated other comprehensive income	372.5	152.6
Retained earnings	2,668.0	2,410.9
Treasury stock at cost (24.1 and 22.1 million shares)	(1,696.3)	(1,485.2)
Total shareholders’ equity	3,202.2	2,916.2
Total liabilities and shareholders’ equity	$13,443.7	$12,490.5

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31	2020	2019	2018
(in millions)
Preferred Stock
Balance at beginning and end of year	$—	$—	$—
Common Stock
Balance at beginning and end of year	0.6	0.6	0.6
Additional Paid-in Capital
Balance at beginning of year	1,837.3	1,871.8	1,857.0
Settlement and prepayment of accelerated share repurchases	4.4	(49.5)	—
Employee and director stock-based awards and other	15.7	15.0	14.8
Balance at end of year	1,857.4	1,837.3	1,871.8
Accumulated Other Comprehensive Income (Loss), net of tax
Net Unrealized Appreciation (Depreciation) on Investments:
Balance at beginning of year	216.0	(27.2)	205.4
Net appreciation (depreciation) on available-for-sale securities	212.1	241.6	(170.1)
Adoption of Accounting Standards Updates (No. 2017-08 in 2019 and No. 2016-01 and No. 2018-02 in 2018)	—	1.5	(81.6)
Amount realized with sale of Chaucer business	—	0.1	19.1
Balance at end of year	428.1	216.0	(27.2)
Defined Benefit Pension and Postretirement Plans:
Balance at beginning of year	(63.4)	(88.6)	(79.5)
Net amount arising in the period	3.1	16.2	(17.0)
Net amount recognized as net periodic benefit cost	4.7	9.0	7.7
Adoption of Accounting Standards Update 2018-02	—	—	(16.2)
Amount realized with sale of Chaucer business	—	—	16.4
Balance at end of year	(55.6)	(63.4)	(88.6)
Cumulative Foreign Currency Translation Adjustment:
Balance at beginning of year	—	(0.7)	(18.3)
Amount recognized as cumulative foreign currency translation during the year	—	—	(1.7)
Adoption of Accounting Standards Update 2018-02	—	—	(3.9)
Amount realized with sale of Chaucer business	—	0.7	23.2
Balance at end of year	—	—	(0.7)
Total accumulated other comprehensive income (loss)	372.5	152.6	(116.5)
Retained Earnings
Balance at beginning of year	2,410.9	2,182.3	1,975.0
Cumulative effect of accounting change, net of taxes	(0.9)	(1.5)	104.3
Balance at beginning of year, as adjusted	2,410.0	2,180.8	2,079.3
Net income	358.7	425.1	391.0
Dividends to shareholders	(100.7)	(195.0)	(288.0)
Balance at end of year	2,668.0	2,410.9	2,182.3
Treasury Stock
Balance at beginning of year	(1,485.2)	(983.5)	(942.5)
Shares purchased at cost	(217.2)	(514.1)	(57.7)
Net shares reissued at cost under employee stock-based compensation plans	6.1	12.4	16.7
Balance at end of year	(1,696.3)	(1,485.2)	(983.5)
Total shareholders’ equity	$3,202.2	$2,916.2	$2,954.7

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31	2020	2019	2018
(in millions)
Cash Flows From Operating Activities
Net income	$358.7	$425.1	$391.0
Adjustments to reconcile net income to net cash provided by operating activities:
Net loss from repayment of debt	6.2	—	—
(Gain) loss from sale of Chaucer business	—	1.2	(131.9)
Net realized investment (gains) losses	(5.1)	(109.0)	51.3
Net amortization and depreciation	18.2	21.6	24.6
Stock-based compensation expense	20.1	17.4	13.4
Amortization of defined benefit plan costs	6.0	11.4	9.7
Deferred income tax expense (benefit)	(23.0)	12.5	(23.4)
Change in deferred acquisition costs	(10.2)	(14.4)	(19.2)
Change in premiums receivable, net of reinsurance premiums payable	(84.0)	(78.7)	(73.9)
Change in loss, loss adjustment expense and unearned premium reserves	437.9	498.6	584.9
Change in reinsurance recoverable	(60.0)	(179.1)	(248.1)
Change in expenses and taxes payable	67.5	11.0	4.6
Other, net	(24.7)	(14.7)	(31.7)
Net cash provided by operating activities	707.6	602.9	551.3
Cash Flows From Investing Activities
Proceeds from disposals and maturities of fixed maturities	1,317.5	1,336.9	1,094.2
Proceeds from disposals of equity securities and other investments	172.8	250.3	158.4
Purchase of fixed maturities	(1,829.1)	(1,588.3)	(1,425.6)
Purchase of equity securities and other investments	(255.1)	(332.2)	(178.3)
Capital expenditures	(14.9)	(13.3)	(13.1)
Net proceeds from sale of Chaucer business	—	34.7	635.7
Net cash provided by (used in) investing activities	(608.8)	(311.9)	271.3
Cash Flows From Financing Activities
Proceeds from exercise of employee stock options	6.3	14.4	14.8
Proceeds from debt borrowings, net	296.4	—	—
Change in cash collateral related to securities lending program	—	(5.0)	(19.0)
Dividends paid to shareholders	(99.5)	(386.2)	(94.3)
Repayment of debt	(175.8)	(151.1)	(11.6)
Repurchases of common stock	(212.8)	(563.6)	(57.7)
Other financing activities	(8.5)	(7.8)	(3.2)
Net cash used in financing activities	(193.9)	(1,099.3)	(171.0)
Effect of exchange rate changes on cash	—	—	(4.0)
Net change in cash and cash equivalents	(95.1)	(808.3)	647.6
Net change in cash related to discontinued operations	—	3.3	75.2
Cash and cash equivalents, beginning of year	215.7	1,020.7	297.9
Cash and cash equivalents, end of year	$120.6	$215.7	$1,020.7
Supplemental Cash Flow Information
Interest payments	$33.9	$37.0	$47.8
Income tax payments, net	$97.0	$113.7	$57.0

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Basis of Presentation and Principles of Consolidation

The consolidated financial statements of The Hanover Insurance Group, Inc. (“THG” or the “Company”), include the accounts of The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America (“Citizens”), THG’s principal property and casualty companies; and other insurance and non-insurance subsidiaries. These legal entities conduct their operations through several business segments discussed in Note 13 – “Segment Information.” The consolidated financial statements also include the Company’s discontinued operations, consisting primarily of the Company’s former accident and health and life insurance businesses and its former Chaucer international business, Chaucer Holdings Limited (“Chaucer”), a United Kingdom (“U.K.”) domiciled specialist insurance underwriting group which operates through the Society and Corporation of Lloyd’s (“Lloyd’s”), and other international insurance and non-insurance subsidiaries. All intercompany accounts and transactions have been eliminated. On December 28, 2018, the Company completed the sale of Chaucer to China Reinsurance (Group) Corporation (“China Re”), and subsequently completed the sales of the Chaucer-related Irish and Australian entities on February 14, 2019 and April 10, 2019, respectively. Accordingly, for all prior periods presented in this Annual Report on Form 10-K, operations from Chaucer are presented as discontinued operations.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of the Company’s management these financial statements reflect all adjustments, consisting of normal recurring items, necessary for a fair presentation of the financial position and results of operations.

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

Other investments consist primarily of mortgage participations and limited partnerships. Mortgage participations represent interests in commercial mortgage loans originated and serviced by a third-party of which the Company shares, on a pro-rata basis, in all related cash flows of the underlying mortgage loans. Mortgage participations are stated at unpaid principal balances adjusted for deferred fees or expenses, net of an allowance for credit losses. Prior to May 2018, certain reacquisition rights retained by the third-party in the loan participations required that these investments be accounted for as secured borrowings under Accounting Standards Codification (“ASC”) 860, Transfers and Servicing. Investments in limited partnerships include interests in private equity and real estate funds. Investments in limited partnership interests purchased prior to January 1, 2018, where the Company’s interest is so minor that it exercises virtually no influence over operating and financial policies, are accounted for at fair value utilizing the net asset value (“NAV”) as a practical expedient to determine fair value. All other limited partnerships are accounted for in accordance with the equity method of accounting.

The Company excludes accrued interest receivable from both the estimated fair value and the amortized cost basis of its investment securities and reports such amounts separately on the consolidated balance sheets as accrued investment income. When accrued interest receivable is deemed uncollectible it is written off as a charge to investment income, rather than recorded through an allowance.

Net investment income includes interest, dividends and income from limited partnership interests. Interest income is recognized based on the effective yield method, which includes the amortization of premiums and accretion of discounts. The effective yield used to determine the amortization for fixed maturities subject to prepayment risk, such as mortgage-backed and asset-backed securities, is recalculated and adjusted periodically based upon actual historical and projected future cash flows. The adjustment to yields for highly rated prepayable fixed maturities is accounted for using the retrospective method. The adjustment to yields for all other prepayable fixed maturities is accounted for using the prospective method. Fixed maturities and mortgage participations for which payments are delinquent are placed on non-accrual status, and thereafter interest income is recognized only when cash payments are received.

Realized investment gains and losses on sales are reported as a component of revenues based upon specific identification of the investment assets sold. Impairments are reported as realized investment losses, and include credit losses (and any subsequent recoveries) on fixed maturities and mortgage participations, and intend-to-sell impairment losses on fixed maturities. Changes in the fair value of equity securities are reported in net realized and unrealized investment gains (losses), including increases and decreases in fair value on securities that are still held and realized gains and losses on securities that have been sold.

The Company reviews fixed maturity securities in an unrealized loss position and assesses whether it intends to sell the security or more likely than not will be required to sell the security before the recovery of its amortized cost basis. If the debt security meets either of these two criteria, an intend-to-sell impairment is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the impairment measurement date. If neither of the above criteria are met, the credit loss portion of the unrealized loss is recorded through earnings and the non-credit portion remains in other comprehensive income. Credit losses are estimated by comparing the amortized cost of the fixed maturity security with the net present value of the security’s projected future cash flows, discounted at the effective interest rate implicit in the investment prior to impairment. The non-credit portion of the impairment is equal to the difference between the fair value and the net present value of the security’s cash flows at the impairment measurement date. Until January 1, 2020, intend-to-sell impairments and credit losses on fixed maturities resulted in a reduction of the amortized cost basis of the security, and reversal of an impairment was not allowed.  Beginning January 1, 2020, credit losses are recorded through an allowance for credit losses rather than an adjustment to amortized cost. Recoveries of impairments on fixed maturities are recognized as reversals of the allowance for credit loss and are no longer accreted as investment income through an adjustment to investment yield. The allowance for credit losses is limited to the amount that fair value is less than amortized cost and therefore, increases in the fair value of investments due to reasons other than credit could result in decreases in the allowance and an increase in net income.

Mortgage participations are pooled by similar risk characteristics and evaluated for credit losses. The allowance for credit losses is calculated using expected loss rates, which vary based on risk factors such as property type, geographic market, and loan-to-value and debt service coverage ratios.

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

D. Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks and highly liquid debt instruments purchased with an original maturity of three months or less.

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

The Company has entered into operating and financing leases through which it uses “right-of-use” assets that are recorded at the present value of future minimum lease payments, less accumulated depreciation. Depreciation is generally provided using the straight-line method over the estimated useful lives of the related assets, which generally range from 4 to 6 years for real estate and fleet leases.

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

The Company tests for the recoverability of goodwill and intangible assets with indefinite lives annually, or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company recognizes impairment losses only to the extent that the carrying amounts of reporting units with goodwill exceed the fair value. The amount of the impairment loss that would be recognized is determined based upon the excess of the carrying value of goodwill compared to the implied fair value of the goodwill, as determined with respect to all assets and liabilities of the reporting unit. The Company has performed its annual review of goodwill and intangible assets with indefinite lives for impairment in the fourth quarters of 2020 and 2019 with no impairments recognized. At December 31, 2020 and 2019, the Company held goodwill of $178.8 million and intangible assets with indefinite lives of $15.0 million.

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

J. Debt

The Company’s debt at December 31, 2020 includes senior and subordinated debentures. Debt instruments are carried at principal amount borrowed, net of any applicable unamortized discounts and issuance costs. See Note 6 – “Debt and Credit Arrangements.”

K. Premium, Premium Receivable, Fee Revenue and Related Expenses

Insurance premiums written are generally recorded at the policy inception and are primarily earned on a pro-rata basis over the terms of the policies for all products. Premiums written may also include estimates that are derived from multiple sources, which include the historical experience of the underlying business, similar businesses and available industry information. These estimates are regularly reviewed and updated, and any resulting adjustments are included in the current year’s results. Unearned premium reserves represent the portion of premiums written that relates to the unexpired terms of the underlying in-force insurance policies and reinsurance contracts. Premium receivables reflect the unpaid balance of premiums written as of the balance sheet date. Premium receivables are generally short-term in nature and are reported net of an allowance for estimated uncollectible premium accounts. The Company reviews its receivables for collectability at the balance sheet date. The allowance for uncollectible accounts was not material as of December 31, 2020 and 2019. Ceded premiums are charged to income over the applicable term of the various reinsurance contracts with third-party reinsurers. Reinsurance reinstatement premiums, when required, are recognized in the same period as the loss event that gave rise to the reinstatement premiums. Losses and related expenses are matched with premiums, resulting in their recognition over the lives of the contracts. This matching is accomplished through estimated and unpaid losses and amortization of deferred acquisition costs.

L. Income Taxes

The Company is subject to the tax laws and regulations of the U.S. and foreign countries in which it operates or where it operated previously. The Company files a consolidated U.S. federal income tax return that includes the holding company and its U.S. subsidiaries. Generally, taxes are accrued at the U.S. statutory tax rate of 21% for income from the U.S. operations. The Company accrues taxes on certain non-U.S. income that is subject to U.S. tax at the enacted U.S. tax rate. Foreign tax credits, where available, were utilized to offset U.S. tax as permitted.

The Company’s accounting for income taxes represents its best estimate of various events and transactions.

Deferred income taxes are generally recognized when assets and liabilities have different values for financial statement and tax reporting purposes, and for other temporary taxable and deductible differences as defined by ASC 740, Income Taxes (“ASC 740”). These temporary differences are measured at the balance sheet date using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse. These differences result primarily from insurance reserves, investments, deferred acquisition costs, software capitalization and employee benefit plans.

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

M. Stock-Based Compensation

The Company recognizes the fair value of compensation costs for all share-based payments, including employee stock options, in the financial statements. Unvested awards are generally expensed on a straight-line basis, by tranche, over the vesting period of the award. The Company’s stock-based compensation plans are discussed further in Note 10 – “Stock-Based Compensation Plans.”

N. Earnings Per Share

Earnings per share (“EPS”) for the years ended December 31, 2020, 2019 and 2018 is based on a weighted average of the number of shares outstanding during each year. Basic and diluted EPS is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. The weighted average shares outstanding used to calculate basic EPS differ from the weighted average shares outstanding used in the calculation of diluted EPS due to the effect of dilutive employee stock options, nonvested stock grants and other contingently issuable shares. If the effect of such items is antidilutive, the weighted average shares outstanding used to calculate diluted EPS would be equal to those used to calculate basic EPS.

Options to purchase shares of common stock whose exercise prices are greater than the average market price of the common shares are not included in the computation of diluted earnings per share because the effect would be antidilutive.

O. New Accounting Pronouncements

Recently Implemented Standards

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASC Update No. 2018-14 (Topic 715-20) Compensation – Retirement Benefits – Defined Benefit Plans – General – Disclosure Framework – Changes to the Disclosure Requirements for the Defined Benefit Plans. This ASC update modifies disclosures related to defined benefit pension or other postretirement plans. This ASC update removes the disclosure of amounts in AOCI expected to be recognized over the next fiscal year and the effects of a one percentage point change of health care cost trends on net periodic benefit costs and postretirement benefit obligations and clarifies the specific requirements of disclosures related to the project benefit obligation and accumulated benefit obligation. This ASC Update also adds disclosures related to weighted average crediting rates for cash balance plans and requires disclosure of an explanation of any significant gains and losses related to changes in benefit obligations for the period. The amendments in this ASC update are effective for fiscal years ending after December 15, 2020, and should be applied on a retrospective basis to all periods presented. Early adoption is permitted. The Company implemented this guidance effective December 31, 2020, and it did not have an impact on the Company’s financial position or results of operations as the update is disclosure related.

In August 2018, the FASB issued ASC Update No. 2018-13, (Topic 820) Fair Value Measurement, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This update removes the requirement for disclosure of the following: 1) the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, 2) the policy for timing of transfers between levels, and 3) the valuation processes for Level 3 fair value measurements. This update also added a requirement to disclose the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, in addition to other fair value disclosure modifications. This update required both prospective and retrospective application to certain disclosures upon implementation. The Company implemented this guidance effective January 1, 2020 and it did not have an impact on the Company’s financial position or results of operations as the update is disclosure related.

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

In June 2016, the FASB issued ASC Update No. 2016-13, (Topic 326) Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASC Update No. 2016-13”). This ASC update introduces new guidance for the accounting for credit losses on financial instruments within its scope. A new model, referred to as the current expected credit losses model, requires an entity to determine credit-related impairment losses for financial instruments held at amortized cost and to estimate these expected credit losses over the life of an exposure (or pool of exposures). The estimate of expected credit losses should consider both historical and current information, reasonable and supportable forecasts, as well as estimates of prepayments. The estimated credit losses and subsequent adjustment to such loss estimates are recorded through an allowance account which is deducted from the amortized cost of the financial instrument, with the offset recorded in current earnings. ASC Update No. 2016-13 also modifies the impairment model for available-for-sale debt securities. The new model requires an estimate of expected credit losses only when the fair value is below the amortized cost of an asset, thus the length of time the fair value of an available-for-sale debt security has been below the amortized cost no longer affects the determination of whether a credit loss exists. In addition, credit losses on available-for-sale debt securities will be limited to the difference between the security’s amortized cost basis and its fair value. In November 2018, the FASB issued ASC Update No. 2018-19, Codification Improvement to Topic 326, Financial Instruments – Credit Losses, which explicitly states that receivables arising from operating leases are not within the scope of Subtopic 326-20.

In 2019 and 2020, the FASB issued several updates to ASC Update 2016-13, including the issuance in April 2019 of ASC Update 2019-04, Codification Improvements to Topic 360, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging and Topic 825, Financial Instruments, the issuance in May 2019 of ASC Update 2019-05, Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief, the issuance in November 2019 of ASC Update No.2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses and the issuance in February 2020 of ASC Update 2020-02, Financial Instruments – Credit Losses (Topic 326) and Leases (Topic 842) – Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842). The Company implemented this guidance effective January 1, 2020 and it did not have a material impact on its financial position or results of operations.

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

Recently Issued Standards

In October 2020, the FASB issued ASC Update No. 2020-08, Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable Fees and Other Costs. This guidance clarifies, for each reporting period, that an entity should reevaluate whether a callable debt security with multiple call dates is required to amortize any premium to the next call date. The updated guidance is effective for annual and interim periods beginning after December 15, 2020 and should be applied on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. The Company does not expect the adoption of ASC Update No. 2020-08 to have a material impact on its financial position or results of operations.

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

2. DISCONTINUED OPERATIONS

Gain on Sale of Chaucer Business

On December 28, 2018, the Company completed the sale of the Chaucer U.K. companies (“Chaucer”) to China Re and recognized a pre-tax gain on the sale of $174.4 million and an income tax expense of $42.5 million. THG paid customary transaction costs along with providing certain representations and warranties and agreeing to indemnify China Re for certain pre-sale contingent liabilities.

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

(1)

Initial consideration for Chaucer as determined in the purchase and sales agreement was $779 million.  This amount, along with $28 million in cash proceeds received from the sale of the Irish entity on February 14, 2019, $13 million from the sale of the Australian entities on April 10, 2019, estimated contingent consideration of $31.7 million, and an $85 million pre-signing dividend from Chaucer that was received in the second quarter of 2018, resulted in expected total proceeds from the entire transaction of $936.7 million. These amounts were partially offset by $17.0 million paid to China Re to adjust the purchase price for amounts received by the Company from Chaucer prior to December 28, 2018.

(2)

Contingent proceeds, as reflected in the sales and purchase agreement, could have been up to $45 million and was determined based upon 2018 catastrophe losses.  In 2018, the Company’s best estimate of contingent consideration was $31.7 million.

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

(6)	The income tax expense represents the current tax obligation on the sale and the derecognition of deferred tax assets that were no longer likely to be realized.

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

Income (loss) from Chaucer Business

Year ended December 31, 2019

Revenues from the portion of the Chaucer business remaining after the sale of the U.K. entities in 2018 was $6.7 million during the year ended December 31, 2019. Pre-tax operating losses in this business totaled $0.5 million during the same period, whereas this business provided after-tax income of $1.6 million for the year ended December 31, 2019. Income from the Chaucer business in 2019 included a $2.0 million tax benefit related to a decrease in an uncertain tax position due to the expiration of the statute of limitations.

Year ended December 31, 2018

The following table summarizes the results of operations for Chaucer for 2018, reflecting the results of operations for the period in which THG owned the Chaucer U.K. entities, which concluded with their sale on December 28, 2018:

(in millions)
Revenues
Net premiums earned	$850.0
Net investment income	54.9
Other income	7.5
912.4
Losses and operating expenses
Losses and LAE	515.5
Amortization of deferred acquisition costs	252.5
Other expenses	115.0
883.0
Income from Chaucer business before income taxes and other items (previously presented as Chaucer's operating income)	29.4
Other items:
Interest expense	(3.8)
Net realized and unrealized investment losses	(1.3)
Other income	0.4
Income from Chaucer business before income taxes	24.7
Income tax expense	(4.7)
Income from Chaucer business, net of taxes	$20.0

The Company recognized $0.8 million  in foreign currency transaction losses in net income in 2018.

The following table provides the effects of reinsurance related to the Chaucer business for the year ended 2018.

(in millions)
Premiums written:
Direct	$625.3
Assumed	685.3
Ceded	(459.9)
Net premiums written	$850.7
Premiums earned:
Direct	$611.9
Assumed	667.2
Ceded	(429.1)
Net premiums earned	$850.0
Losses and LAE:
Direct	$362.2
Assumed	568.7
Ceded	(415.4)
Net losses and LAE	$515.5

Cash Flows

The sales of the Chaucer businesses were completed in 2019, therefore there were no material cash flows associated with the Chaucer business in 2020. The following table details the cash flows associated with the Chaucer business during the years indicated:

DECEMBER 31	2019	2018
(in millions)
Net cash provided by (used in) operating activities	3.5	(22.8)
Net cash (used in) provided by investing activities	(6.8)	131.1

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

At December 31, 2020 and 2019, the portion of the discontinued accident and health business that was directly assumed had assets of $90.3 million and $82.4 million, respectively, consisting primarily of invested assets, and liabilities of $89.8 million and $84.4 million, respectively, consisting primarily of policy liabilities. At December 31, 2020 and 2019, the assets and liabilities of this business, as well as those of the reinsured portion of the accident and health business are classified as assets and liabilities of discontinued operations in the Consolidated Balance Sheets.

The Company’s former life insurance businesses include indemnity obligations and other activities.

Discontinued accident and health and life operations for the year ended December 31, 2020 resulted in losses of $3.7 million, including $1.7 million related to income taxes. This business resulted in losses of $4.3 million, including $0.9 million related to income taxes in 2019, and gains of $0.1 million in 2018.

3. INVESTMENTS

A. FIXED MATURITIES

The amortized cost and fair value of available-for-sale fixed maturities were as follows:

DECEMBER 31, 2020
(in millions)

	Amortized Cost	Allowance for Credit Losses	Amortized Cost, Net of Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$376.4	$—	$376.4	$17.6	$2.0	$392.0
Foreign government	2.2	—	2.2	0.5	—	2.7
Municipal	1,042.1	—	1,042.1	61.7	0.1	1,103.7
Corporate	3,770.0	(0.1)	3,769.9	341.8	0.4	4,111.3
Residential mortgage-backed	978.2	—	978.2	33.1	0.6	1,010.7
Commercial mortgage-backed	705.4	—	705.4	54.8	0.2	760.0
Asset-backed	71.4	—	71.4	2.6	—	74.0
Total fixed maturities	$6,945.7	$(0.1)	$6,945.6	$512.1	$3.3	$7,454.4

DECEMBER 31, 2019
(in millions)		Gross	Gross		OTTI
	Amortized	Unrealized	Unrealized		Unrealized
	Cost	Gains	Losses	Fair Value	Losses(1)
U.S. Treasury and government agencies	$342.0	$9.1	$1.3	$349.8	$—
Foreign government	15.7	0.4	—	16.1	—
Municipal	807.1	27.6	1.2	833.5	—
Corporate	3,653.5	161.6	3.9	3,811.2	3.0
Residential mortgage-backed	905.4	17.1	1.1	921.4	—
Commercial mortgage-backed	666.4	25.6	0.1	691.9	—
Asset-backed	62.1	1.1	—	63.2	—
Total fixed maturities	$6,452.2	$242.5	$7.6	$6,687.1	$3.0
(1)

Other-than-temporary impairments (“OTTI”) unrealized losses represents OTTI recognized in accumulated other comprehensive income. This amount excludes net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date through December 31, 2019 of $4.2 million.

The Company enters into various agreements that may require its fixed maturities to be held as collateral by others. At December 31, 2020 and 2019, fixed maturities with fair values of $103.9 million and $94.0 million, respectively, were held as collateral for the FHLB collateralized borrowing program. See Note 6 — “Debt and Credit Arrangements” for additional information related to the Company’s FHLB program. Additionally, at December 31, 2020 and 2019, fixed maturities with fair values of $315.2 million and $308.7 million, respectively, were on deposit with various state governmental authorities or trustees.

The amortized cost and fair value by maturity periods for fixed maturities are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or the Company may have the right to put or sell the obligations back to the issuers.
DECEMBER 31	2020
(in millions)	Amortized Cost, net of Allowance for Credit Losses	Fair Value
Due in one year or less	$334.1	$339.1
Due after one year through five years	1,774.6	1,913.3
Due after five years through ten years	2,306.3	2,548.2
Due after ten years	775.6	809.1
	5,190.6	5,609.7
Mortgage-backed and asset-backed securities	1,755.0	1,844.7
Total fixed maturities	$6,945.6	$7,454.4

B. UNREALIZED GAINS AND LOSSES

Unrealized gains and losses on available-for-sale and other securities are summarized in the following table.

YEARS ENDED DECEMBER 31
(in millions)		Equity
	Fixed	Securities and
2020	Maturities	Other	Total
Net appreciation, beginning of year	$216.0	$—	$216.0
Net appreciation on available-for-sale securities	280.2	—	280.2
Provision for deferred income taxes	(68.1)	—	(68.1)
	212.1	—	212.1
Net appreciation, end of year	$428.1	$—	$428.1

2019
Net depreciation, beginning of year	$(27.2)	$—	$(27.2)
Net appreciation on available-for-sale securities	324.7	—	324.7
Provision for deferred income taxes	(83.0)	—	(83.0)
Cumulative effect adjustment for ASU 2017-08, net of tax	1.5	—	1.5
	243.2	—	243.2
Net appreciation, end of year	$216.0	$—	$216.0

2018
Net appreciation, beginning of year	$110.1	$95.3	$205.4
Net depreciation on available-for-sale securities	(203.7)	—	(203.7)
Provision for deferred income taxes	33.6	—	33.6
Amount realized with sale of Chaucer, net of tax	19.1	—	19.1
Cumulative effect adjustment for ASUs 2016-01 and 2018-02, net of tax	13.7	(95.3)	(81.6)
	(137.3)	(95.3)	(232.6)
Net depreciation, end of year	$(27.2)	$—	$(27.2)

Effective January 1, 2018, increases or decreases in fair value of equity securities are no longer reported as unrealized gains and losses in accumulated other comprehensive income. Instead, they are reported in net realized and unrealized investment gains (losses) in the Consolidated Statements of Income.

C. FIXED MATURITY SECURITIES IN AN UNREALIZED LOSS POSITION

The following tables provide information about the Company’s available-for-sale fixed maturity securities that were in an unrealized loss position at December 31, 2020 and 2019 including the length of time the securities have been in an unrealized loss position:

DECEMBER 31, 2020	12 months or less		Greater than 12 months		Total
(in millions)	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
Investment grade:
U.S. Treasury and government agencies	$2.0	$140.7	$—	$—	$2.0	$140.7
Municipal	0.1	19.3	—	0.7	0.1	20.0
Corporate	0.4	53.4	—	—	0.4	53.4
Residential mortgage-backed	0.6	94.4	—	—	0.6	94.4
Commercial mortgage-backed	0.2	33.2	—	—	0.2	33.2
Total investment grade	3.3	341.0	—	0.7	3.3	341.7
Below investment grade:
Corporate	—	4.6	—	—	—	4.6
Total fixed maturities	$3.3	$345.6	$—	$0.7	$3.3	$346.3

DECEMBER 31, 2019	12 months or less		Greater than 12 months		Total
(in millions)	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
Investment grade:
U.S. Treasury and government agencies	$1.3	$73.0	$—	$9.3	$1.3	$82.3
Municipal	1.1	72.5	0.1	5.6	1.2	78.1
Corporate	0.7	86.5	0.1	4.7	0.8	91.2
Residential mortgage-backed	0.7	69.2	0.4	34.4	1.1	103.6
Commercial mortgage-backed	0.1	40.6	—	0.9	0.1	41.5
Asset-backed	—	—	—	1.7	—	1.7
Total investment grade	3.9	341.8	0.6	56.6	4.5	398.4
Below investment grade:
Corporate	2.2	27.1	0.9	9.0	3.1	36.1
Total fixed maturities	$6.1	$368.9	$1.5	$65.6	$7.6	$434.5

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

D. OTHER INVESTMENTS

The Company’s mortgage participations and other mortgage loans were $467.6 million and $441.2 million at December 31, 2020 and 2019, respectively. Participating interests in commercial mortgage loans are originated and serviced by a third-party. For these investments, the Company shares, on a pro-rata basis, in all related cash flows of the underlying mortgages. Mortgage participations and other mortgage loans were comprised of the following property types and geographic locations.

DECEMBER 31	2020	2019
(in millions)
Property Type:
Office	$160.4	$138.2
Apartments	128.3	125.1
Retail	68.5	66.5
Hotel	62.7	62.1
Industrial	55.6	50.6
Valuation allowance	(7.9)	(1.3)
Total	$467.6	$441.2

DECEMBER 31	2020	2019
(in millions)
Geographic Region:
Pacific	$117.0	$102.3
South Atlantic	108.3	95.9
Mid-Atlantic	73.8	53.3
West South Central	70.8	71.2
New England	43.5	42.5
East North Central	27.8	27.8
Mountain	12.5	12.5
Other	21.8	37.0
Valuation allowance	(7.9)	(1.3)
Total	$467.6	$441.2

At December 31, 2020, scheduled maturities of mortgage participations and other loans were as follows: due in 2021 - $57.5 million; in 2022 - $27.7 million; 2023 - $16.5 million; 2024 - $77.1 million and thereafter - $288.8 million. Actual maturities could differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties and loans may be refinanced. During 2020, the Company did not refinance any loans based on terms that differed from current market rates.

Other investments also include interests in limited partnerships of $312.5 million and $278.5 million at December 31, 2020 and December 31, 2019, respectively.

E. OTHER

At December 31, 2020 and 2019, the Company’s exposure to concentration of investments in a single investee that exceeded 10% of shareholders’ equity included securities of U.S. government-sponsored agencies, as well as mortgage participations with a highly rated single third-party of $459.3 million and $432.3 million, respectively.

At December 31, 2020, there were contractual investment commitments of up to $205.3 million.

4. INVESTMENT INCOME AND GAINS AND LOSSES

A. NET INVESTMENT INCOME

The components of net investment income were as follows:

YEARS ENDED DECEMBER 31	2020	2019	2018
(in millions)
Fixed maturities	$222.5	$232.4	$217.7
Mortgage loans	17.5	16.3	14.0
Limited partnerships	16.7	19.7	24.1
Equity securities	14.8	16.3	17.0
Other investments	3.2	5.3	4.8
Gross investment income	274.7	290.0	277.6
Less: investment expenses	(9.6)	(8.7)	(10.2)
Net investment income	$265.1	$281.3	$267.4

The change in fair value of limited partnerships measured using NAV is reported in net investment income, of which, $6.9 million and $4.6 million of holding losses related to securities still owned at December 21, 2020 and 2019, respectively, and $5.3 million of holding gains related to securities still owned at December 31, 2018.

The carrying values of fixed maturity securities on non-accrual status at December 31, 2020 and 2019 were not material. The effects of non-accruals for the years ended December 31, 2020, 2019 and 2018, compared with amounts of net investment income that would have been recognized in accordance with the original terms of the fixed maturities were also not material.

B. NET REALIZED AND UNREALIZED INVESTMENT GAINS AND LOSSES

Net realized and unrealized gains (losses) on investments, including impairments, were as follows:

YEARS ENDED DECEMBER 31	2020	2019	2018
(in millions)
Equity securities	$13.4	$106.5	$(43.4)
Other investments	2.5	—	(1.3)
Mortgage loans	(6.7)	(0.2)	(0.2)
Fixed maturities	(4.2)	3.1	(5.8)
Net realized and unrealized investment gains (losses)	$5.0	$109.4	$(50.7)

The following table provides pre-tax net realized and unrealized gains (losses) on equity securities:

YEARS ENDED DECEMBER 31	2020	2019	2018
(in millions)
Net gains (losses) recognized during the period	$13.4	$106.5	$(43.4)
Less: net (losses) gains recognized on equity securities sold during the period	(19.8)	2.8	(3.9)
Net unrealized gains (losses) recognized during the period on equity securities still held	$33.2	$103.7	$(39.5)

Impairments

Included in net realized and unrealized investment gains (losses) for the years ended December 31, 2020, 2019 and 2018, were impairments of investment securities totaling $26.3 million, $2.0 million and $4.6 million, respectively. In 2020, impairments primarily consisted of $17.6 million on fixed maturities and $6.7 million of estimated credit losses on mortgage loans. Impairments on fixed maturities included $16.5 million relating to intend-to-sell securities and $1.1 million of estimated credit losses. In 2019, impairments consisted entirely of corporate fixed maturity securities. In 2018, impairments consisted of $2.6 million on fixed maturities and $2.0 million on other invested assets.

See Note 1, “Summary of Significant Accounting Policies — New Accounting Pronouncements: Recently Implemented Standards,” for a discussion of new guidance effective January 1, 2020, which affects the accounting for expected credit losses on fixed maturity securities and mortgage loans. Under the new guidance, credit losses on fixed maturities continue to be measured based on the present value of expected future cash flows compared to amortized cost; however, credit losses on available-for-sale fixed maturities are now recognized through an allowance instead of a direct write down of amortized cost. The new guidance stipulates that recoveries of previously recorded credit losses are recorded immediately as a reversal of the allowance. In addition, the allowance is limited to the amount that fair value is less than amortized cost and therefore, increases in the fair value of investments due to reasons other than credit could result in decreases in the allowance. Changes in the allowance for credit losses are recorded in net realized and unrealized investment gains (losses). At December 31, 2020 and 2019, the allowance for credit losses on mortgage loans was $7.9 million and

$1.3 million, respectively. The allowance for credit losses on available-for-sale securities was $0.1 million at December 31, 2020. There was no allowance for credit losses on available-for-sale securities at December 31, 2019.

The methodology and significant inputs used to measure the amount of credit losses were as follows:

Fixed maturities, Corporate bonds – the Company utilized a financial model that derives expected cash flows based on probability-of-default factors by credit rating and asset duration, and loss-given-default factors based on security type. These factors are based on historical data provided by an independent third-party rating agency. In addition, other qualitative market data relevant to the realizability of contractual cash flows may be considered, including current conditions and reasonable and supportable forecasts.

Mortgage loans – the Company estimated losses by applying expected loss rates, which are based on historical data. Embedded in expected loss rates are mortgage risk ratings and risk factors associated with property type such as office, retail, lodging, multi-family and industrial. Risk ratings, based on property characteristics and metrics including the geographic market, are predominantly driven by estimates of loan-to-value and debt service coverage ratios. Ratings may be adjusted to reflect current conditions and to incorporate reasonable and supportable forecasts, such as volatility of cash flows and valuation.

The proceeds from sales of available-for-sale fixed maturities and the gross realized gains and gross realized losses on those sales, were as follows:

YEARS ENDED DECEMBER 31
(in millions)
	Proceeds	Gross	Gross
2020	from Sales	Gains	Losses
Fixed maturities	$264.1	$9.9	$2.9

2019
Fixed maturities, excluding held-for-sale (Chaucer)	$541.2	$6.9	$5.7
Fixed maturities, held-for-sale	0.3	—	—
Total fixed maturities	$541.5	$6.9	$5.7

2018
Fixed maturities, excluding held-for-sale (Chaucer)	$296.5	$2.1	$8.4
Fixed maturities, held-for-sale	276.8	1.7	1.7
Total fixed maturities	$573.3	$3.8	$10.1

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

•

Residential mortgage-backed securities – estimates of prepayment speeds based upon: historical prepayment rate trends; underlying collateral interest rates; geographic concentration; vintage year; borrower credit quality characteristics; interest rate and yield curve forecasts; government or monetary authority support programs; tax policies and delinquency/default trends.

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

The estimated fair values of the financial instruments were as follows:

	December 31, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
(in millions)	Value	Value	Value	Value
Financial Assets carried at:
Fair Value through AOCI:
Fixed maturities	$7,454.4	$7,454.4	$6,687.1	$6,687.1
Fair Value through Net Income:
Equity securities	598.5	598.5	575.7	575.7
Other investments	176.8	176.8	187.1	187.1
Amortized Cost/Cost:
Other investments	470.3	504.8	443.3	463.7
Cash and cash equivalents	120.6	120.6	215.7	215.7
Total financial instruments	$8,820.6	$8,855.1	$8,108.9	$8,129.3

Financial Liabilities carried at:
Amortized Cost:
Debt	$780.8	$887.7	$653.4	$722.1

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

The following tables provide, for each hierarchy level, the Company’s investment assets that were measured at fair value on a recurring basis.

	DECEMBER 31, 2020
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$392.0	$155.8	$236.2	$—
Foreign government	2.7	—	2.7	—
Municipal	1,103.7	—	1,096.7	7.0
Corporate	4,111.3	—	4,110.8	0.5
Residential mortgage-backed	1,010.7	—	1,010.7	—
Commercial mortgage-backed	760.0	—	747.6	12.4
Asset-backed	74.0	—	74.0	—
Total fixed maturities	7,454.4	155.8	7,278.7	19.9
Equity securities	598.5	593.0	—	5.5
Other investments	4.0	—	—	4.0
Total investment assets at fair value	$8,056.9	$748.8	$7,278.7	$29.4

	DECEMBER 31, 2019
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$349.8	$157.9	$191.9	$—
Foreign government	16.1	—	16.1	—
Municipal	833.5	—	821.4	12.1
Corporate	3,811.2	—	3,810.6	0.6
Residential mortgage-backed	921.4	—	921.4	—
Commercial mortgage-backed	691.9	—	679.2	12.7
Asset-backed	63.2	—	63.2	—
Total fixed maturities	6,687.1	157.9	6,503.8	25.4
Equity securities	575.7	573.6	—	2.1
Other investments	3.5	—	—	3.5
Total investment assets at fair value	$7,266.3	$731.5	$6,503.8	$31.0

Limited partnerships measured at fair value using the NAV based on an ownership interest in partners’ capital have not been included in the hierarchy tables. At December 31, 2020 and 2019, the fair values of these investments were $172.8 million and $183.6 million, respectively, approximately 2% of total investment assets.

The following tables provide, for each hierarchy level, the Company’s estimated fair values of financial instruments that were not carried at fair value.

	DECEMBER 31, 2020
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$120.6	$120.6	$—	$—
Other investments	504.8	—	2.7	502.1
Total financial instruments	$625.4	$120.6	$2.7	$502.1
Liabilities:
Debt	$887.7	$—	$887.7	$—

	DECEMBER 31, 2019
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$215.7	$215.7	$—	$—
Other investments	463.7	—	2.1	461.6
Total financial instruments	$679.4	$215.7	$2.1	$461.6
Liabilities:
Debt	$722.1	$—	$722.1	$—

The following tables provide a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

YEAR ENDED DECEMBER 31, 2020	Fixed Maturities
(in millions)	Municipal	Corporate	Commercial mortgage- backed	Total	Equity and Other	Total Assets
Balance at beginning of year	$12.1	$0.6	$12.7	$25.4	$5.6	$31.0
Transfers out of Level 3	(3.5)	—	—	(3.5)	—	(3.5)
Total gains:
Included in total net realized and unrealized investment gains	—	—	—	—	3.9	3.9
Included in other comprehensive income - net appreciation on available-for-sale securities	0.1	—	0.7	0.8	—	0.8
Sales	(1.7)	(0.1)	(1.0)	(2.8)	—	(2.8)
Balance at end of year	$7.0	$0.5	$12.4	$19.9	$9.5	$29.4
Changes in unrealized gains for the period included in other comprehensive income for assets held at the end of the year	$0.3	$—	$0.7	$1.0	$—	$1.0

YEAR ENDED DECEMBER 31, 2019	Fixed Maturities
(in millions)	Municipal	Corporate	Commercial mortgage- backed	Total	Equity and Other	Total Assets
Balance at beginning of year	$21.1	$0.8	$13.1	$35.0	$4.6	$39.6
Total gains:
Included in other comprehensive income - net appreciation on available-for-sale securities	0.9	—	0.5	1.4	—	1.4
Purchases and sales:
Purchases	—	—	—	—	1.0	1.0
Sales	(9.9)	(0.2)	(0.9)	(11.0)	—	(11.0)
Balance at end of year	$12.1	$0.6	$12.7	$25.4	$5.6	$31.0

During the year ended December 31, 2020, a fixed maturity security was transferred from Level 3 to Level 2, primarily as a result of assessing the significance of unobservable inputs on the fair value measurement. For the year ended December 31, 2019, there were no transfers between Level 2 and Level 3. There were no Level 3 liabilities held by the Company for the years ended December 31, 2020 and 2019.

The following table provides quantitative information about the significant unobservable inputs used by the Company in the fair value measurements of Level 3 assets. Where discounted cash flows were used in the valuation of fixed maturities, the internally-developed discount rate was adjusted by the significant unobservable inputs shown in the table.

DECEMBER 31,			2020		2019
	Valuation	Significant	Fair	Range	Fair	Range
(in millions)	Technique	Unobservable Inputs	Value	(Wtd Average)	Value	(Wtd Average)
Fixed maturities:
Municipal	Discounted	Discount for:	$7.0		$12.1
	cash flow	Small issue size		0.7 - 6.8% (5.0%)		0.7 - 6.8% (4.3%)
		Credit stress		0.2% (0.2%)		—
		Above-market coupon		—		0.5% (0.5%)
Corporate	Discounted	Discount for:	0.5		0.6
	cash flow	Small issue size		2.5% (2.5%)		2.5% (2.5%)
		Above-market coupon		0.3% (0.3%)		0.3% (0.3%)
Commercial	Discounted	Discount for:	12.4		12.7
mortgage-backed	cash flow	Small issue size		1.9 - 3.1% (2.7%)		1.9 - 3.1% (2.7%)
		Above-market coupon		0.5% (0.5%)		0.5% (0.5%)
		Lease structure		0.3% (0.3%)		0.3% (0.3%)
		Credit stress		0.2% (0.2%)		—
Equity securities	Market comparables	Net tangible asset market multiples	1.1	1.0X (1.0X)	1.1	1.0X (1.0X)
	Internal price	Unadjusted price from financing round	4.4	5.60 (5.60)	1.0	1.27 (1.27)
Other	Discounted cash flow	Discount rate	4.0	16.2% (16.2%)	3.5	18.0% (18.0%)

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

6. DEBT AND CREDIT ARRANGEMENTS

Debt consists of the following:

DECEMBER 31	2020	2019
(in millions)
Senior debentures maturing April 15, 2026	$375.0	$375.0
Senior debentures maturing September 1, 2030	300.0	—
Senior debentures maturing October 15, 2025	61.8	62.6
Subordinated debentures maturing February 3, 2027	50.1	50.1
Subordinated debentures maturing March 30, 2053	—	175.0
Total principal debt	786.9	662.7
Unamortized debt issuance costs	(6.1)	(9.3)
Total	$780.8	$653.4

On August 24, 2020, the Company issued $300.0 million aggregate principal amount of 2.50% unsecured senior debentures maturing September 1, 2030. Net proceeds from the issuance were $296.4 million. On September 19, 2020, the Company used a portion of these net proceeds to redeem its outstanding $175.0 million principal amount of 6.35% subordinated unsecured debentures due March 30, 2053. The Company recognized $6.1 million of unamortized debt issuance costs associated with this debt.

The Company also held $375.0 million par value of unsecured senior debentures at December 31, 2020 and 2019, that were issued on April 8, 2016, and mature on April 15, 2026.  Additionally, the Company had outstanding 7.625% unsecured senior debentures with a par value of $61.8 million and $62.6 million as of December 31, 2020 and 2019, respectively, maturing on October 15, 2025. All of the Company’s outstanding senior debentures are subject to certain restrictive covenants, including limitations on the issuance or disposition of stock of restricted subsidiaries and limitations on liens, and pay interest semi-annually.

The Company also held subordinated debentures maturing February 3, 2027 which had a par value of $50.1 million as of December 31, 2020 and 2019, and pay cumulative dividends semi-annually at 8.207%.

On January 2, 2019, the Company repaid $125.0 million of its FHLB advances that were due 2029 and had an interest rate of 5.5%, along with related prepayment fees of $26 million; such fees were recognized in 2018. Membership in FHLB provides the Company with access to additional short-term liquidity based on the level of investment in FHLB stock and pledged collateral. Total holdings of FHLB stock were $2.6 million and $2.1 million at December 31, 2020 and 2019, respectively. At December 31, 2020 and 2019, the Company had pledged government agency securities with a fair value of $103.9 million and $94.0 million, respectively, as collateral for periodic short-term borrowings with the FHLB. There were no borrowings outstanding with the FHLB at December 31, 2020 or 2019.

At December 31, 2020, the Company had a $200.0 million credit agreement which expires in April 2024. The Company had no borrowings under this agreement as of December 31, 2020.

Interest expense was $37.1 million, $37.5 million, and $45.1 million in 2020, 2019 and 2018, respectively. At December 31, 2020, the Company was in compliance with the covenants associated with all of its debt indentures and credit arrangements.

7. INCOME TAXES

Provisions for income taxes have been calculated in accordance with the provisions of ASC 740. Income from continuing operations before income taxes and a summary of the components of income tax expense in the Consolidated Statements of Income are shown below:

YEARS ENDED DECEMBER 31	2020	2019	2018
(in millions)
Income from continuing operations before income taxes	$444.8	$522.1	$282.5
Income tax expense (benefit):
Current	$105.9	$80.5	$46.2
Deferred	(23.1)	12.6	(2.7)
Total income tax expense	$82.8	$93.1	$43.5

As noted above, in Note 2 – “Discontinued Operations,” on June 14, 2019, the U.S. Department of the Treasury issued regulations that changed the taxation of certain non-U.S. income. These regulations were applied retroactively to January 1, 2018. As a result, the Company incurred additional federal income tax of $1.2 million from the 2018 sale of Chaucer. In accordance with ASC 740, the Company has recorded a provision for this amount as a component of income tax expense in continuing operations in its Consolidated Statements of Income for the year ended December 31, 2019.

The income tax expense attributable to the consolidated results of continuing operations is different from the amount determined by multiplying income from continuing operations before income taxes by the U.S. statutory federal income tax rate of 21% . The sources of the difference and the tax effects of each were as follows:

YEARS ENDED DECEMBER 31	2020	2019	2018
(in millions)
Expected income tax expense	$93.4	$109.6	$59.3
Tax difference related to investment disposals and maturities	(9.2)	(14.8)	(9.2)
Stock-based compensation windfall benefit	(2.1)	(3.0)	(2.3)
Dividend received deduction	(1.1)	(1.3)	(1.2)
Tax-exempt interest	(0.2)	(0.3)	(0.4)
Nondeductible expenses	1.8	1.7	1.6
Effect of changes in the tax law and rates	—	1.2	(4.3)
Other, net	0.2	—	—
Income tax expense	$82.8	$93.1	$43.5
Effective tax rate	18.6%	17.8%	15.4%

The following are the components of the Company’s deferred tax assets and liabilities, (excluding those associated with its discontinued operations).

DECEMBER 31	2020	2019
(in millions)
Deferred tax assets:
Loss, LAE and unearned premium reserves, net	$150.8	$139.9
Employee benefit plans	6.0	7.6
Other	16.9	8.3
Total deferred tax assets	173.7	155.8
Deferred tax liabilities:
Investments, net	146.7	87.9
Deferred acquisition costs	100.3	98.1
Software capitalization	24.0	21.0
Other	—	0.6
Total deferred tax liabilities	271.0	207.6
Net deferred tax liability	$(97.3)	$(51.8)

Deferred tax assets are reduced by a valuation allowance if it is more likely than not that all or some portion of the deferred tax assets will not be realized. The Company believes it is more likely than not that the deferred tax assets will be realized; therefore there was no valuation allowance required at December 31, 2020 or 2019.

In prior years, the Company completed several transactions which resulted in, for tax purposes only, realized gains in its investment portfolio. As a result of these transactions, the Company was able to utilize capital losses carried forward and to release the valuation allowance recorded against the deferred tax asset related to these losses. The releases of valuation allowances were recorded as a benefit in accumulated other comprehensive income. Previously unrealized benefits of $9.2 million, $14.8 million and $9.2 million, were recognized as part of income from continuing operations during 2020, 2019 and 2018, respectively. The remaining amount of $11.6 million in accumulated other comprehensive income will be released into income from continuing operations in future years, as the investment securities subject to these transactions are sold or mature.

The table below provides a reconciliation of the beginning and ending liability for uncertain tax positions as follows:

YEARS ENDED DECEMBER 31	2020	2019	2018
(in millions)
Liability at beginning of year, net	$1.3	$3.0	$3.0
Additions for tax positions of current year	—	—	—
Subtractions as a result of a lapse of the applicable statute of limitations	(0.4)	(1.7)	—
Liability at end of year, net	$0.9	$1.3	$3.0

There were no tax positions at December 31, 2020, 2019 and 2018 for which the ultimate deductibility was highly certain, but for which there was uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, a change in the timing of deductions would not impact the annual effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits in federal income tax expense. For the years ended December 31, 2020, 2019 and 2018 the Company recognized a de minimis amount of net interest and has not recognized any penalties associated with unrecognized tax benefits. During 2020 and 2019, the Company released accrued interest of $0.1 million and $0.3 million, respectively, due to the expirations of a statute of limitations.

In 2021, the Company is expecting to release the remaining $0.9 million of liability due to the expiration of a statute of limitations.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions, as well as foreign jurisdictions. The Company and its subsidiaries are subject to U.S. federal and state income tax examinations and foreign examinations for years after 2016.

8. PENSION PLANS

DEFINED BENEFIT PLANS

The Company recognizes the funded status of its defined benefit plans in its Consolidated Balance Sheets. The funded status is measured as the difference between the fair value of plan assets and the projected benefit obligation of the Company’s defined benefit plans. The Company provides information for its overfunded plan separate from its underfunded plan.

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

As of January 1, 2005, the defined benefit pension plans were frozen and since that date, no further cash balance allocations have been credited to participants. Participants’ accounts are credited with interest daily, based upon the General Agreement of Trades and Tariffs rate (the 30-year Treasury Bond interest rate). In addition, the grandfathered benefits for the transition group were also frozen at January 1, 2005 levels with an annual transition pension adjustment calculated at an interest rate equal to 5% per year up to 35 years of completed service, and 3% thereafter. As of December 31, 2020, based on current estimates of plan liabilities and other assumptions, the assets of the qualified defined benefit pension plan exceeded the projected benefit obligation by approximately $27.4 million.

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

Weighted average assumptions used to determine pension benefit obligations are as follows:

DECEMBER 31	2020	2019	2018
Discount rate - qualified plan	3.00%	3.75%	4.50%
Discount rate - non-qualified plan	2.88%	4.00%	4.50%
Cash balance interest crediting rate	3.00%	3.50%	3.50%

The Company utilizes a measurement date of January 1st to determine its periodic pension costs. Weighted average assumptions used to determine net periodic pension costs for the defined benefit plans are as follows:

YEARS ENDED DECEMBER 31	2020	2019	2018
Qualified plan
Discount rate	3.75%	4.50%	3.88%
Expected return on plan assets	4.75%	5.50%	4.75%
Cash balance interest crediting rate	3.50%	3.50%	3.50%
Non-qualified plan
Discount rate	4.00%	4.50%	3.88%

The expected rates of return were determined by using historical mean returns for each asset class, adjusted for certain factors believed to have an impact on future returns. These returns are generally weighted to the plan’s actual asset allocation, and are net of administrative expenses. For the qualified defined benefit plan, the 2020 expected return on plan assets of 4.75% reflects long-term expectations and decreased modestly based upon long-term market expectations and expense management efforts. The Company reviews and updates, at least annually, its expected return on plan assets based on changes in the actual assets held by the plan and market conditions.

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

The following table provides its year-end 2020 target allocations and actual invested asset allocations at December 31, 2020 and 2019.

DECEMBER 31	2020 TARGET LEVELS	2020	2019
Fixed income securities:
Fixed maturities	88%	87%	88%
Money market funds	2%	3%	2%
Total fixed income securities	90%	90%	90%
Equity securities	10%	10%	10%
Total plan assets	100%	100%	100%

The following table presents, for each hierarchy level, the qualified defined benefit plan’s investment assets that are measured at fair value at December 31, 2020 and 2019. Refer to Note 5 – “Fair Value” for a description of the different levels in the Fair Value Hierarchy.

DECEMBER 31	2020				2019
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Fixed income securities:
Fixed maturities	$29.5	$10.4	$—	$19.1	$33.6	$10.7	$—	$22.9
Money market mutual funds	11.3	11.3	—	—	7.8	7.8	—	—
Total investments at fair value	$40.8	$21.7	$—	$19.1	$41.4	$18.5	$—	$22.9

Fixed Income Securities and Mutual Funds

Securities classified as Level 1 at December 31, 2020 and 2019 include actively traded mutual funds and publicly traded securities, which are valued at quoted market prices. Securities classified as Level 3 at December 31, 2020 and 2019 include assets held in a fixed account of an insurance company. The fair value of the investment is estimated using a comparable public market financial institution derived fair value curve that uses non-observable inputs for market liquidity and unique credit characteristics of its underlying securities.

The Plan also holds investments measured at fair value using NAV based on the value of the underlying investments, which is determined independently by the investment manager and have not been included in the table above. These include investments in commingled pools and investment-grade fixed income securities held in a custom fund, and other commingled pools that primarily invest in publicly traded common stocks. The daily NAV, which is not published as a quoted market price for these investments, is used as the basis for transactions. Redemption of these funds is not subject to restriction. The fair values of these investments are as follows:

DECEMBER 31	2020	2019
Fixed maturities	$414.4	$394.3
Equity securities	52.7	51.7
Total investments carried at NAV	$467.1	$446.0

The table below provides a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

YEARS ENDED DECEMBER 31	2020	2019
(in millions)
Balance at beginning of period	$22.9	$25.8
Less: Assets transferred to Level 1 investments	(4.3)	(3.5)
Actual return on plan assets related to assets still held	0.5	0.6
Balance at end of year	$19.1	$22.9

Obligations and Funded Status

The Company recognizes the current funded status of its plans in its Consolidated Balance Sheets. Changes in the funded status of the plans are reflected as components of either net income or accumulated other comprehensive income or loss. The components of accumulated other comprehensive income or loss are reflected as a net actuarial gain or loss.

The following table reflects the benefit obligations, fair value of plan assets and funded status of the plans at December 31, 2020 and 2019.

DECEMBER 31	Qualified Pension Plan		Non-Qualified Pension Plan
(in millions)	2020	2019	2020	2019
Change in benefit obligation:
Benefit obligation, beginning of period (1)	$472.5	$469.5	$31.7	$33.8
Interest cost	17.1	19.9	1.2	1.4
Actuarial losses (gains)	25.9	20.4	3.0	(0.6)
Benefits paid	(32.2)	(37.3)	(2.9)	(2.9)
Benefit obligation, end of year (1)	483.3	472.5	33.0	31.7
Change in plan assets:
Fair value of plan assets, beginning of period	487.6	450.7	—	—
Actual return on plan assets	55.3	64.2	—	—
Contributions	—	10.0	2.9	2.9
Benefits paid	(32.2)	(37.3)	(2.9)	(2.9)
Fair value of plan assets, end of year	510.7	487.6	—	—
Funded status of the plans	$27.4	$15.1	$(33.0)	$(31.7)

(1) The accumulated benefit obligation for these plans is equal to the projected benefit obligation.

Actuarial losses related to the change in the benefit obligation for the Company’s qualified benefit plan were $25.9 million and $20.4 million for the years ended December 31, 2020 and 2019, respectively. Actuarial losses related to the change in the benefit obligation for the Company’s non-qualified benefit plan were $3.0 million for the year ended December 31, 2020, compared to actuarial gains of $0.6 million for the year ended December 31, 2019. For both plans, the actuarial losses in 2020 primarily reflect reductions in the discount rate driven by decreases in corporate bond interest rates, partially offset by favorable mortality experience. In 2019, the actuarial gains or losses in both plans also reflect the effect of lower discount rates and favorable mortality experience. The non-qualified plan also had favorable demographic experience ultimately producing actuarial gains in 2019.

Components of Net Periodic Pension Cost

The components of total net periodic pension cost are as follows:

YEARS ENDED DECEMBER 31	2020	2019	2018
(in millions)
Interest cost	$18.3	$21.3	$19.8
Expected return on plan assets	(22.2)	(23.4)	(20.6)
Recognized net actuarial loss	5.8	11.3	9.6
Net periodic pension cost	$1.9	$9.2	$8.8

The following table reflects the total amounts recognized in accumulated other comprehensive income relating to the defined benefit pension plans as of December 31, 2020 and 2019.

DECEMBER 31	2020	2019
(in millions)
Net actuarial loss	$67.4	$77.3

The unrecognized net actuarial gains or losses which exceed 10% of the greater of the projected benefit obligations or the fair value of plan assets are amortized as a component of net periodic pension cost over the next five years.

Contributions

In accordance with ERISA guidelines, the Company is not required to fund its qualified benefit plan in 2021. The Company expects to contribute $2.9 million to its non-qualified pension plan to fund 2021 benefit payments. During 2019, the Company made a discretionary contribution of $10.0 million to its qualified benefit plan. At this time, no additional discretionary contributions are expected to be made into any of the plans during 2021.

Benefit Payments

YEARS ENDED DECEMBER 31	2021	2022	2023	2024	2025	2026-2030
(in millions)
Qualified pension plan	$39.4	$38.1	$37.5	$35.8	$34.2	$152.4
Non-qualified pension plan	$2.9	$2.9	$2.7	$2.6	$2.5	$11.1

The benefit payments are based on the same assumptions used to measure the Company’s benefit obligations at the end of 2020. Benefit payments related to the qualified plan will be made from plan assets held in trust and not included with Company assets, whereas those payments related to the non-qualified plan will be provided for by the Company.

DEFINED CONTRIBUTION PLAN

In addition to the defined benefit plans, THG provides a qualified defined contribution 401(k) plan for all of its employees, whereby the Company matches employee elective 401(k) contributions, up to a maximum of 6% of eligible compensation in 2020, 2019 and 2018. The Company’s expense for this matching provision was $24.1 million, $22.2 million and $21.7 million for 2020, 2019 and 2018, respectively. In addition to this matching provision, the Company can elect to make an annual contribution to employees’ accounts.

9. OTHER COMPREHENSIVE INCOME

The following table provides changes in other comprehensive income (loss).

YEARS ENDED DECEMBER 31	2020			2019			2018
		Tax			Tax			Tax
		Benefit	Net of		Benefit	Net of		Benefit	Net of
(in millions)	Pre-Tax	(Expense)	Tax	Pre-Tax	(Expense)	Tax	Pre-Tax	(Expense)	Tax
Changes in net unrealized gains (losses) on investment securities:
Net unrealized gains (losses) arising during period for those having no credit losses in Consolidated Statements of Income	$274.6	$(57.7)	$216.9	$326.0	$(68.5)	$257.5	$(206.2)	$43.3	$(162.9)
Net unrealized gains (losses) arising during period for those having credit losses in Consolidated Statements of Income	1.3	(0.2)	1.1	1.5	(0.4)	1.1	(3.5)	0.7	(2.8)
Amount of (gains) losses realized from sales and other recognized in Consolidated Statements of Income	(13.5)	(6.4)	(19.9)	(5.0)	(13.7)	(18.7)	2.5	(9.7)	(7.2)
Amount of credit losses recognized in Consolidated Statements of Income	1.2	(0.3)	0.9	2.1	(0.4)	1.7	3.5	(0.7)	2.8
Amount of additional impairment losses recognized in Consolidated Statements of Income	16.6	(3.5)	13.1	—	—	—	—	—	—
Unrealized losses (gains) realized with sale of Chaucer business	—	—	—	0.1	—	0.1	24.2	(5.1)	19.1
Net unrealized gains (losses)	280.2	(68.1)	212.1	324.7	(83.0)	241.7	(179.5)	28.5	(151.0)
Pension and postretirement benefits:
Net gains (losses) arising in the period from net actuarial (gains) losses	3.9	(0.8)	3.1	20.5	(4.3)	16.2	(21.3)	4.3	(17.0)
Amortization of net actuarial losses and prior service costs recognized as net periodic benefit cost	6.0	(1.3)	4.7	11.4	(2.4)	9.0	9.7	(2.0)	7.7
Pension obligations recognized with sale of Chaucer business	—	—	—	—	—	—	21.2	(4.8)	16.4
Total pension and postretirement benefits	9.9	(2.1)	7.8	31.9	(6.7)	25.2	9.6	(2.5)	7.1
Cumulative foreign currency translation adjustment:
Foreign currency translation recognized during the period	—	—	—	—	—	—	(2.2)	0.5	(1.7)
Currency translation obligation recognized with sale of Chaucer business	—	—	—	0.9	(0.2)	0.7	29.4	(6.2)	23.2
Total cumulative foreign currency translation adjustment	—	—	—	0.9	(0.2)	0.7	27.2	(5.7)	21.5
Other comprehensive income (loss)	$290.1	$(70.2)	$219.9	$357.5	$(89.9)	$267.6	$(142.7)	$20.3	$(122.4)

Reclassifications out of accumulated other comprehensive income were as follows:

YEARS ENDED DECEMBER 31	2020	2019	2018
(in millions)
	Amount Reclassified from
Details about Accumulated Other	Accumulated			Affected Line Item in the Statement
Comprehensive Income Components	Other Comprehensive Income			Where Net Income is Presented
Net unrealized gains (losses) on investment securities	$13.4	$5.0	$(3.2)	Net realized gains (losses) from sales and other
	(17.6)	(2.0)	(2.6)	Impairment losses on investments
	(4.2)	3.0	(5.8)	Total before tax
	10.2	14.1	10.3	Tax benefit
	6.0	17.1	4.5	Continuing operations; net of tax
	—	(0.1)	(19.1)	Gain on sale of Chaucer business
	—	—	(0.2)	Discontinued operations - Chaucer business
	(0.1)	(0.1)	0.1	Discontinued life businesses
	5.9	16.9	(14.7)	Net of tax
Amortization of defined benefit pension and postretirement actuarial losses	(6.0)	(11.4)	(9.5)	Loss adjustment expenses and other operating expenses (1)
	1.3	2.4	1.9	Tax benefit
	(4.7)	(9.0)	(7.6)	Continuing operations; net of tax
	—	—	(16.4)	Gain on sale of Chaucer business
	—	—	(0.1)	Discontinued operations - Chaucer business
	(4.7)	(9.0)	(24.1)	Net of tax
Currency translation obligation recognized with sale of Chaucer business	—	(0.7)	(23.2)	Gain on sale of Chaucer business
Total reclassifications for the period	$1.2	$7.2	$(62.0)	Benefit (expense) reflected in income, net of tax
(1)

The amount reclassified from accumulated other comprehensive income for the pension and postretirement benefits was allocated approximately 40% to loss adjustment expenses and 60% to other operating expenses for each of the years ended December 31, 2020, 2019 and 2018.

10. STOCK-BASED COMPENSATION PLANS

On May 20, 2014, shareholders approved The Hanover Insurance Group 2014 Long-Term Incentive Plan (the “2014 Stock Plan”). With respect to new share-based award issuances, the 2014 Stock Plan replaced The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan (the “2006 Stock Plan”) and authorized the issuance of 6,100,000 shares in a new share pool, plus any shares subject to outstanding awards under the 2006 Stock Plan that may become available for reissuance as a result of the cash settlement, forfeiture, expiration or cancellation of such awards. The 2014 Stock Plan provides for the granting of the same types of awards as the 2006 Stock Plan, including stock options and stock appreciation rights (“SARS”), restricted and unrestricted stock, stock units, performance and market-based stock awards and cash awards. In accordance with the 2014 Stock Plan, the issuance of one share of common stock in the form of an option or SAR will reduce the share pool by one share, whereas the issuance of one share of common stock for the other types of stock awards provided by the Plan will reduce the pool by 3.8 shares. As of December 31, 2020, there were 2,790,071 shares available for grants under the 2014 Stock Plan.

Additionally, on May 20, 2014, shareholders approved The Hanover Insurance Group 2014 Employee Stock Purchase Plan (the “ESPP Plan”) authorizing the issuance of 2,500,000 shares under such plan. As of December 31, 2020, 2,332,094 shares were available for grant under the ESPP Plan.

Compensation cost, excluding the discontinued operations related to the Chaucer business, for the years ended December 31, 2020, 2019 and 2018 totaled $20.1 million, $17.4 million and $14.9 million, respectively. Related tax benefits were $4.2 million, $3.7 million and $3.1 million, respectively.

STOCK OPTIONS

Under the 2014 Stock Plan, options may be granted to eligible employees, directors or consultants at an exercise price equal to the market price of the Company’s common stock on the date of grant. Option shares may be exercised subject to the terms prescribed by the Compensation and Human Capital Committee of the Board of Directors (the “Committee”) at the time of grant. Options granted in 2020, 2019 and 2018 generally vest over 3 years with 33 1/3% vesting in each year. Options must be exercised not later than ten years from the date of grant.

Information on the Company’s stock options is summarized below.

YEARS ENDED DECEMBER 31	2020		2019		2018
(in whole shares and dollars)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	1,121,559	$87.88	1,099,076	$85.75	1,062,177	$75.53
Granted (1)	242,598	118.34	252,813	119.36	301,152	110.98
Exercised	(54,721)	75.86	(191,601)	71.20	(210,190)	69.41
Forfeited or cancelled	(27,158)	112.18	(38,729)	107.34	(54,063)	89.09
Outstanding, end of year	1,282,278	$93.64	1,121,559	$87.88	1,099,076	$85.75
Exercisable, end of year	852,804	$82.76	662,555	$75.63	515,286	$69.83
(1)

In accordance with plan provisions, 2019 includes 67,605 options related to special dividends paid by the Company in January 2019 and December 2019, in order to retain the intrinsic value of outstanding awards. The remaining 185,208 option awards were granted at an exercise price of $119.36.

Cash received for options exercised for the years ended December 31, 2020, 2019 and 2018 was $3.9 million, $12.3 million and $14.3 million, respectively. The intrinsic value of options exercised for the years ended December 31, 2020, 2019 and 2018 was $2.7 million, $10.1 million and $9.6 million, respectively.

The excess tax benefit realized from options exercised for the years ended December 31, 2020, 2019 and 2018 was $2.1 million, $1.7 million and $1.6 million, respectively. The aggregate intrinsic value at December 31, 2020 for shares outstanding and shares exercisable was $29.9 million and $29.1 million, respectively. At December 31, 2020, the weighted average remaining contractual life for shares outstanding and shares exercisable was 6.6 years and 5.7 years, respectively. Additional information about employee options outstanding and exercisable at December 31, 2020 is included in the following table:

	Options Outstanding			Options Currently Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Lives	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$34.66 to $40.01	42,573	1.81	$38.33	42,573	$38.33
$54.61	66,107	3.14	54.61	66,107	54.61
$66.14 to $68.41	102,996	4.16	66.15	102,996	66.15
$70.51 to $77.91	154,014	5.35	75.45	154,014	75.45
$82.39 to $92.68	246,844	6.22	85.39	244,951	85.33
$104.11 to $105.53	266,274	7.16	104.12	181,613	104.12
$113.32 to $118.54	403,470	8.75	117.96	60,550	117.07

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. For all options granted through December 31, 2020, the exercise price equaled the market price on the grant date. Compensation cost related to options is based upon the grant date fair value and expensed on a straight-line basis over the service period for each separately vesting portion of the option as if the option was, in substance, multiple awards.

The weighted average grant date fair value of options granted during the years ended December 31, 2020, 2019 and 2018 was $14.45 , $18.12 and $16.30, respectively.

The following significant assumptions were used to determine the fair value for options granted in the years indicated.

	2020	2019	2018
Dividend yield	2.193% to 2.805%	2.011%	1.740% to 1.954%
Expected volatility	17.671% to 24.495%	18.495% to 19.100%	17.943% to 18.500%
Weighted average expected volatility	18.10%	18.86%	18.20%
Risk-free interest rate	0.262 to 1.042% %	2.527% to 2.617%	2.365% to 2.969%
Expected term, in years	2.5 to 6.5	2.5 to 6.5	2.5 to 6.0

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

The fair value of shares that vested during the years ended December 31, 2020 and 2019 was $4.6 million and $9.5 million, respectively. As of December 31, 2020, the Company had unrecognized compensation expense of $2.6 million related to unvested stock options that is expected to be recognized over a weighted average period of 1.4 years.

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

The Company granted market-based restricted share units in 2020, 2019 and 2018. Additionally, in 2020 and 2019 the Company granted performance-based restricted share units. These units generally vest after three years of continued employment and after the achievement of certain performance targets. The Company also granted time-based restricted stock units to eligible employees in 2020, 2019 and 2018 that generally vest after three years of continued employment.

The following table summarizes information about employee restricted stock units:

YEARS ENDED DECEMBER 31	2020		2019		2018
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Time-based restricted stock units:
Outstanding, beginning of year	335,166	$109.55	332,481	$97.28	298,528	$83.45
Granted	143,128	117.72	149,698	117.60	152,529	111.66
Vested	(94,993)	94.54	(109,493)	84.57	(72,710)	72.69
Forfeited (1)	(32,821)	115.74	(37,520)	106.03	(45,866)	94.04
Outstanding, end of year	350,480	$116.37	335,166	$109.55	332,481	$97.28
Performance and market-based restricted stock units:
Outstanding, beginning of year	86,252	$110.70	69,838	$95.58	102,586	$81.21
Granted	54,415	105.10	42,605	116.67	35,063	118.60
Vested	(40,601)	80.92	(23,521)	79.57	(14,032)	70.24
Forfeited (1)	(3,023)	124.78	(2,670)	135.92	(53,779)	89.79
Outstanding, end of year	97,043	$119.59	86,252	$110.70	69,838	$95.58
(1)

As a result of the sale of Chaucer and included in forfeitures in 2018 are 19,655 shares of time-based restricted stock units, 43,449 shares of performance-based restricted stock units and 2,705 shares of market-based restricted stock units that were awarded to Chaucer employees.

In 2020, 2019 and 2018, the Company granted market-based awards totaling 21,379, 24,410, and 31,866, respectively, to certain members of senior management, which are included in the table above as performance and market-based restricted stock activity. The vesting of these stock units is based on the relative total shareholder return (“TSR”) of the Company. This metric is generally based on relative TSR for a three-year period as compared to a group of Property and Casualty peer companies. The fair value of market-based awards was estimated at the date of grant using a valuation model. These units have the potential to range from 0% to 150% of the shares disclosed.

In 2020, 13,532 market-based restricted stock units were included as granted due to completion levels in excess of 100% for units granted in 2017. The weighted average grant date fair value of these awards was $80.92.  In 2019, 5,820 market-based restricted stock units were included as granted due to completion levels in excess of 100% for units granted in both 2016 and 2017. The weighted average grant date fair value of these awards was $75.95. In 2018, 3,115 market-based restricted stock units were included as granted due to completion levels in excess of 100% for units granted in 2015. The weighted average grant date fair value of these awards was $70.24.

In 2020 and 2019, the Company also granted performance-based restricted stock units totaling 19,504 and 18,195, respectively to certain members of senior management, which are included in the table above as performance and market-based restricted stock activity. The vesting of these stock units is determined through the use of a performance-based metric (return on equity) and has the potential to range from 0% to 150% of the shares disclosed.

The increase in intrinsic value from grant date of restricted stock and restricted stock units that vested during the years ended December 31, 2020, 2019 and 2018 was $4.5 million, $3.7 million and $2.9 million, respectively. The intrinsic value for performance and market-based restricted stock units that vested in 2020, 2019 and 2018 was $2.0 million, $1.1 million, $0.6 million, respectively. There were 1,949 shares, 1,674 shares and 10,330 shares of market-based awards that forfeited in 2020, 2019 and 2018, respectively.

Also, during 2020, 2019 and 2018, there were 1,074 shares, 996 shares and 43,449 shares, respectively, of performance-based awards that forfeited.

At December 31, 2020, the aggregate intrinsic value of restricted stock units was $40.8 million and the weighted average remaining contractual life was 1.3 years. The aggregate intrinsic value of performance and market-based restricted stock units was $11.6 million and the weighted average remaining contractual life was 1.3 years. As of December 31, 2020, there was $25.1 million of total unrecognized compensation cost related to unvested restricted stock units and performance and market-based restricted stock units. The cost is expected to be recognized over a weighted average period of 1.8 years. Compensation cost associated with restricted stock, restricted stock units and performance and market-based restricted stock units is generally calculated based upon grant date fair value, which is determined using current market prices.

11. EARNINGS PER SHARE AND SHAREHOLDERS’ EQUITY TRANSACTIONS

The following table provides weighted average share information used in the calculation of the Company’s basic and diluted earnings per share:

DECEMBER 31	2020	2019	2018
(in millions, except per share data)
Basic shares used in the calculation of earnings per share	37.7	40.0	42.4
Dilutive effect of securities:
Employee stock options	0.2	0.3	0.3
Non-vested stock grants	0.2	0.3	0.3
Diluted shares used in the calculation of earnings per share	38.1	40.6	43.0
Per share effect of dilutive securities on income from continuing operations	$(0.11)	$(0.16)	$(0.07)
Per share effect of dilutive securities on net income	$(0.10)	$(0.16)	$(0.12)

Diluted earnings per share during 2020, 2019 and 2018 excludes 0.4 million, 0.2 million and 0.3 million, respectively, of common shares issuable under the Company’s stock compensation plans, because their effect would be antidilutive.

The Board of Directors has authorized a stock repurchase program which provides for aggregate repurchases of the Company’s common stock of up to $900 million, and under which the Company had approximately $124 million available at December 31, 2020.  Under the repurchase authorization, the Company may repurchase, from time to time, common stock in amounts, at prices and at such times as the Company deems appropriate, subject to market conditions and other considerations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. The Company is not required to purchase any specific number of shares or to make purchases by any certain date under this program. During 2020, 2019 and 2018, the Company had executed several accelerated share repurchase (“ASR”) agreements, through which it repurchased a total of 5.2 million shares. Pursuant to the terms of ASR agreements executed on December 30, 2018 and on June 28, 2019, the Company repurchased approximately 3.2 million shares of its common stock for $400.0 million. On December 9, 2019 (the "December 2019 ASR"), the Company repurchased approximately 0.9 million shares of its common stock for $150.0 million pursuant to an additional ASR, which represented approximately 80% of the total number of shares expected to be repurchased under this agreement.  On February 26, 2020, the Company received approximately 0.2 million of its common stock shares as a final settlement of shares repurchased under the December 2019 ASR. On October 29, 2020, pursuant to the terms of another ASR agreement (the "October 2020 ASR") the Company paid $100.0 million and received an initial delivery of approximately 0.8 million shares of its common stock, which was approximately 80% of the total number of shares expected to be repurchased under the October 2020 ASR. On January 29, 2021, the Company received approximately 45,000 shares of its common stock shares as final settlement of shares repurchased under the October 2020 ASR.

12. DIVIDEND RESTRICTIONS

INSURANCE SUBSIDIARIES

The individual law of all states, including New Hampshire and Michigan, where Hanover Insurance and Citizens are domiciled, respectively, restrict the payment of dividends to stockholders by insurers. These laws affect the dividend paying ability of Hanover Insurance and Citizens.

Pursuant to New Hampshire’s statute, the maximum dividends and other distributions that an insurer may pay in any twelve month period, without prior approval of the New Hampshire Insurance Commissioner, is limited to the lesser of 10% of such insurer’s statutory policyholder surplus as of the preceding December 31, or statutory net income less net realized gains. Hanover Insurance declared and paid dividends to its parent totaling $245.0 million in 2020, and $140.0 million in both 2019 and 2018. At January 1, 2021, the maximum dividend payable without prior approval was $13.3 million. In May 2021, the maximum dividend declared payable without prior approval will increase by $245.0 million to a total amount of $258.3 million.

Pursuant to Michigan’s statute, the maximum dividends and other distributions that an insurer may pay in any twelve month period, without prior approval of the Michigan Insurance Commissioner, is limited to the greater of 10% of policyholders’ surplus as of December 31 of the immediately preceding year or the statutory net income less net realized gains, for the immediately preceding calendar year. Citizens declared and paid an extraordinary dividend to its parent, Hanover Insurance, totaling $82.0 million in the fourth quarter of 2020. In 2019 and 2018, ordinary dividends of $106.0 million and $87.9 million, respectively, were declared and paid by Citizens. At January 1, 2021, the maximum dividend payable without prior approval was $26.7 million. In October 2021, the maximum dividend declared payable without prior approval will increase by $82.0 million to a total amount of $108.7 million.

The statutes in both New Hampshire and Michigan require that prior notice to the respective Insurance Commissioner of any proposed dividend be provided and such Commissioner may, in certain circumstances, prohibit the payment of the proposed dividend.

13. SEGMENT INFORMATION

The Company’s primary business operations include insurance products and services provided through three operating segments: Commercial Lines, Personal Lines and Other. Commercial Lines includes commercial multiple peril, commercial automobile, workers’ compensation, and other commercial coverages, such as management and professional liability, marine, Hanover Programs, specialty industrial and commercial property, monoline general liability and surety. Personal Lines includes personal automobile, homeowners and other personal coverages. Included in the Other segment are Opus Investment Management, Inc., which markets investment management services to institutions, pension funds and other organizations; earnings on holding company assets; holding company and other expenses, including certain costs associated with retirement benefits due to the Company’s former life insurance employees and agents; and, a run-off property and casualty voluntary pools business. In 2018 and 2019, the Company completed the sales of its former Chaucer segment to China Re. Accordingly, as of December 31, 2018, and for all periods presented, Chaucer’s results of operations are classified as Discontinued Operations in the Consolidated Statements of Income (see Note 2 – “Discontinued Operations”). The separate financial information is presented consistent with the way results are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company reports interest expense related to debt separately from the earnings of its operating segments. For 2020, this consisted of interest on the Company’s senior and subordinated debentures.

Management evaluates the results of the aforementioned segments based on operating income before income taxes, excluding interest expense on debt. Operating income before income taxes excludes certain items which are included in net income, such as net realized and unrealized investment gains and losses. Such gains and losses are excluded since they are determined by interest rates, financial markets and the timing of sales. Also, operating income before income taxes excludes net gains and losses on disposals of businesses, gains and losses related to the repayment of debt, discontinued operations, costs to acquire businesses, restructuring costs, the cumulative effect of accounting changes and certain other items. Although the items excluded from operating income before income taxes may be important components in understanding and assessing the Company’s overall financial performance, management believes that the presentation of operating income before income taxes enhances an investor’s understanding of the Company’s results of operations by highlighting net income attributable to the core operations of the business. However, operating income before income taxes should not be construed as a substitute for income before income taxes or income from continuing operations and operating income should not be construed as a substitute for net income.

Summarized below is financial information with respect to the Company’s business segments.

YEARS ENDED DECEMBER 31	2020	2019	2018
(in millions)
Operating revenues:
Commercial Lines	$2,870.8	$2,843.5	$2,739.5
Personal Lines	1,931.4	1,911.8	1,791.3
Other	20.1	26.0	14.2
Total	4,822.3	4,781.3	4,545.0
Net realized and unrealized investment gains (losses)	5.0	109.4	(50.7)
Total revenues	$4,827.3	$4,890.7	$4,494.3
Operating income (loss) before interest expense and income taxes:
Commercial Lines:
Underwriting income	$106.3	$121.5	$85.0
Net investment income	175.3	180.1	182.2
Other expense	(6.2)	(1.5)	(1.5)
Commercial Lines operating income	275.4	300.1	265.7
Personal Lines:
Underwriting income	132.9	59.1	66.6
Net investment income	76.7	80.1	73.7
Other income	2.9	5.7	5.9
Personal Lines operating income	212.5	144.9	146.2
Other:
Underwriting loss	(4.3)	(1.3)	(4.2)
Net investment income	13.1	21.1	11.5
Other expense	(12.0)	(11.2)	(12.7)
Other operating income (loss)	(3.2)	8.6	(5.4)
Operating income before interest expense and income taxes	484.7	453.6	406.5
Interest on debt	(37.1)	(37.5)	(45.1)
Operating income before income taxes	447.6	416.1	361.4
Non-operating income (loss) items:
Net realized and unrealized investment gains (losses)	5.0	109.4	(50.7)
Net loss from repayment of debt	(6.2)	—	(28.2)
Other non-operating items	(1.6)	(3.4)	—
Income from continuing operations before income taxes	$444.8	$522.1	$282.5

The following table provides identifiable assets for the Company’s business segments and discontinued operations:

DECEMBER 31	2020	2019
(in millions)	Identifiable Assets
Property and Casualty	$13,333.5	$12,387.7
Assets of discontinued businesses	110.2	102.8
Total	$13,443.7	$12,490.5

The Company reviews the assets of its Property and Casualty Insurance Companies collectively and does not allocate them among the Commercial Lines, Personal Lines and Other segments.

14. REINSURANCE

In the normal course of business, the Company seeks to reduce the losses that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. Reinsurance transactions are accounted for in accordance with the provisions of ASC 944.

Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company; consequently, allowances are established for amounts deemed uncollectible. The Company determines the appropriate amount of reinsurance based on evaluations of the risks accepted and analyses prepared by consultants and on market conditions (including the availability and pricing of reinsurance). The Company also believes that the terms of its reinsurance contracts are consistent with industry practice in that they contain standard terms with respect to lines of business covered, limit and retention, arbitration and occurrence. The Company believes that its reinsurers are financially sound, based upon an ongoing review of financial strength ratings assigned to them by rating agencies, their reputations in the reinsurance marketplace, collections history, advice from third parties and the analysis, and guidance of the Company’s reinsurance advisors.

As a condition to conduct certain business in various states, the Company is required to participate in residual market mechanisms, facilities, and pooling arrangements such as the Michigan Catastrophic Claims Association (“MCCA”). The Company is subject to concentration of risk with respect to reinsurance ceded to the MCCA. Funding for MCCA comes from assessments against automobile insurers based upon their share of insured automobiles in the state for which the policyholders have elected unlimited personal injury protection (“PIP”) benefits. Insurers are allowed to pass along this cost to Michigan automobile policyholders that have elected unlimited PIP benefits. The Company ceded to the MCCA premiums earned and losses and LAE incurred of $84.6 million and $99.2 million, respectively, in 2020, $84.3 million and $108.5 million, respectively, in 2019, and $70.9 million and $108.8 million, respectively, in 2018. The MCCA represented 54.7% of the total reinsurance receivable balance at December 31, 2020. Reinsurance recoverables related to MCCA were $1,024.7 million and $1,023.7 million at December 31, 2020 and 2019, respectively. Because the MCCA is supported by assessments permitted by statute, and there have been no significant uncollectible balances from MCCA identified during the three years ending December 31, 2020, the Company believes that it has no significant exposure to uncollectible reinsurance balances from this entity.

The following table provides the effects of reinsurance.

YEARS ENDED DECEMBER 31	2020	2019	2018
(in millions)
Premiums written:
Direct	$5,131.4	$5,090.8	$4,816.0
Assumed	23.1	27.7	27.6
Ceded	(556.0)	(536.8)	(458.8)
Net premiums written	$4,598.5	$4,581.7	$4,384.8
Premiums earned:
Direct	$5,063.8	$4,953.3	$4,673.6
Assumed	24.6	26.3	26.6
Ceded	(561.0)	(505.1)	(445.8)
Net premiums earned	$4,527.4	$4,474.5	$4,254.4
Percentage of assumed to net premiums earned	0.5%	0.6%	0.6%
Losses and LAE:
Direct	$3,200.5	$3,223.3	$2,986.2
Assumed	15.9	21.4	25.2
Ceded	(371.2)	(379.2)	(286.8)
Net losses and LAE	$2,845.2	$2,865.5	$2,724.6

15. LIABILITIES FOR OUTSTANDING CLAIMS, LOSSES AND LOSS ADJUSTMENT EXPENSES

Reserving Process Overview

Management’s process for establishing loss reserves is a comprehensive process that involves input from multiple functions throughout the organization, including actuarial, finance, claims, legal, underwriting, distribution and business operations management. A review of loss reserves for each of the classes of business that the Company writes is conducted regularly, generally quarterly. This review process takes into consideration a variety of trends that impact the ultimate settlement of claims. Where appropriate, the loss reserving process includes a review of overall payment patterns and the emergence of paid and reported losses relative to expectations.

The loss reserve estimation process relies on the basic assumption that past experience, adjusted for the effects of current developments and likely trends, is an appropriate basis for predicting future outcomes. As part of this process, the Company uses a variety of analytical methods that consider experience, trends and other relevant factors. Incurred but not reported (“IBNR”) reserves are generally calculated by first projecting the ultimate cost of all claims that have been reported or expected to be reported in the future and then subtracting reported losses and LAE. IBNR reserves include both incurred-but-not-reported liabilities plus expected development on reported claims included in the liability for unpaid claims and claim adjustment expenses. Reported losses include cumulative paid losses and LAE plus outstanding case reserves. The Company’s ultimate IBNR reserves are estimated by management and reserving actuaries on an aggregate basis for each line of business or coverage for loss and LAE liabilities not reflected within the case reserves. Case reserves are established by claim personnel individually on a claim by claim basis and based on information specific to the occurrence and terms of the underlying policy. Case reserves are periodically reviewed and modified based on new or additional information pertaining to the claim.

For events designated as catastrophes, the Company generally calculates IBNR reserves directly as a result of an estimated IBNR claim count and an estimated average claim amount for each event. Such an assessment involves a comprehensive analysis of the nature of the event, of policyholder exposures within the affected geographic area and of available claims intelligence.

Carried reserves for each line of business and coverage are determined based on the quarterly loss reserving process. In making the determination, the Company considers numerous quantitative and qualitative factors. Quantitative factors include actual payments made and changes in case reserve estimates in the period, as compared to previously experienced patterns, the maturity of the accident year, trends observed over the recent past, the level of volatility within a particular class of business, the estimated effects of reinsurance, including reinstatement premiums, general economic trends and other factors. Qualitative factors may include legal and regulatory developments, changes in claim handling and case reserving practices, recent entry into new markets or products, changes in underwriting practices, concerns that the Company does not have sufficient or quality historical reported and paid loss and LAE information with respect to a particular line of business and coverage, effects of the economy and political outlook, perceived anomalies in the historical results, evolving trends or other factors, such as the impact of the Pandemic.

Reserve Rollforward and Prior Year Development

The Company regularly updates its reserve estimates as new information becomes available and further events occur which may impact the resolution of unsettled claims. Reserve adjustments are reflected in results of operations as adjustments to losses and LAE. Often these adjustments are recognized in periods subsequent to the period in which the underlying policy was written and loss event occurred. These types of subsequent adjustments are described as loss and LAE “development.” Such development can be either favorable or unfavorable to the Company’s financial results and may vary by line of business. In this section, all amounts presented include catastrophe losses and LAE.

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses.

YEARS ENDED DECEMBER 31	2020	2019	2018
(in millions)
Gross reserve for losses and LAE, beginning of year	$5,654.4	$5,304.1	$5,058.5
Reinsurance recoverable on unpaid losses	1,574.8	1,472.6	1,455.0
Net loss and LAE reserves, beginning of year	4,079.6	3,831.5	3,603.5
Net incurred losses and LAE in respect of losses occurring in:
Current year	2,877.8	2,893.0	2,733.5
Prior years	(32.6)	(28.4)	(8.9)
Total incurred losses and LAE	2,845.2	2,864.6	2,724.6
Net payments of losses and LAE in respect of losses occurring in:
Current year	1,347.7	1,315.4	1,232.3
Prior years	1,194.7	1,301.1	1,264.3
Total payments	2,542.4	2,616.5	2,496.6
Net reserve for losses and LAE, end of year	4,382.4	4,079.6	3,831.5
Reinsurance recoverable on unpaid losses	1,641.6	1,574.8	1,472.6
Gross reserve for losses and LAE, end of year	$6,024.0	$5,654.4	$5,304.1

The following table provides a summary of (favorable)/unfavorable loss and LAE reserve development.

YEARS ENDED DECEMBER 31	2020	2019	2018
(in millions)
Commercial multiple peril	$(0.2)	$(19.5)	$(4.0)
Workers’ compensation	(36.0)	(32.6)	(31.0)
Commercial automobile	15.4	5.8	23.2
Other commercial lines:
Hanover Programs	10.6	19.8	17.0
General liability	0.3	(7.8)	(27.9)
Marine	(17.6)	(13.3)	(10.7)
Surety	(3.5)	(4.1)	(9.0)
Umbrella	(1.5)	2.8	2.3
Other lines	(5.3)	(4.4)	(0.8)
Total other commercial lines	(17.0)	(7.0)	(29.1)
Total Commercial Lines	(37.8)	(53.3)	(40.9)
Personal automobile	5.2	21.6	14.3
Homeowners and other personal lines	(4.2)	2.1	16.5
Total Personal Lines	1.0	23.7	30.8
Total Other Segment	4.2	1.2	1.2
Total loss and LAE reserve development, including catastrophes	$(32.6)	$(28.4)	$(8.9)

Within other commercial lines, general liability is comprised of both monoline and claims-made general liability. Claims-made general liability is primarily comprised of certain management and professional liability coverages. Other lines is primarily comprised of specialty industrial property, miscellaneous commercial property, fidelity and healthcare lines. Loss and LAE reserve development in the Other Segment is related to run-off voluntary assumed property and casualty reinsurance pools business.

As a result of continuing trends in the Company’s business, reserves, including catastrophes, have been re-estimated for all prior accident years and were decreased by $32.6 million, $28.4 million and $8.9 million in 2020, 2019 and 2018, respectively.

2020

In 2020, net favorable loss and LAE development was $32.6 million, primarily as a result of net favorable Commercial Lines development of $37.8 million, partially offset by unfavorable development in the Other Segment. Commercial Lines favorable development was primarily due to lower than expected losses of $36.0 million within the workers’ compensation line in accident years 2016 through 2019 and within other commercial lines. These were partially offset by higher than expected losses in the commercial automobile line driven by higher bodily injury and personal injury protection losses, primarily in accident years 2017 through 2019.  In addition, Commercial Lines favorable development includes lower than expected losses related to certain 2017, 2018 and 2019 wind storms, winter storms and hurricanes, and the 2017 and 2018 California wildfires. Within other commercial lines, lower than expected losses in the marine line, primarily in accident years 2017 through 2019, and the specialty industrial property lines were partially offset by higher than expected losses in the general liability coverages within Hanover Programs in accident years 2016 through 2019. Other Segment unfavorable development was due to the Company’s run-off voluntary assumed property and casualty reinsurance pools business primarily based on an updated third-party actuarial study received during 2020 for the Excess and Casualty Reinsurance Association pool that primarily consists of asbestos and environmental exposures.

2019

In 2019, net favorable loss and LAE development was $28.4 million, primarily as a result of net favorable Commercial Lines development of $53.3 million, partially offset by unfavorable Personal Lines development of $23.7 million. Commercial Lines favorable development was primarily due to lower than expected losses of $32.6 million within the workers’ compensation line in accident years 2015 through 2018, as well as within the commercial multiple peril line in accident years 2015 and 2016, and within other commercial lines. These were partially offset by higher than expected losses in the commercial automobile line driven by higher bodily injury severity and personal injury protection losses. In addition, Commercial Lines favorable development includes lower than expected losses related to the 2017 and 2018 California wildfires, including the sale of subrogation rights on certain California wildfire losses, and hurricane Florence in 2018. Within other commercial lines, lower than expected losses in the marine line, primarily in accident years 2015 through 2018, general liability lines and surety line were partially offset by higher than expected losses in Hanover Programs, primarily in accident years 2011, 2013, 2015 and 2017. Personal Lines unfavorable development was primarily due to higher than expected losses of $21.6 million in the personal automobile line, driven by bodily injury severity and personal injury protection in accident years 2016 through 2017. In addition, Other Segment unfavorable development of $1.2 million was due to the Company’s run-off voluntary assumed property and casualty reinsurance pools business, which includes asbestos and environmental reserves.

2018

In 2018, net favorable loss and LAE development was $8.9 million, primarily as a result of net favorable Commercial Lines development of $40.9 million, partially offset by unfavorable Personal Lines development of $30.8 million. Commercial Lines favorable development was primarily due to lower than expected losses of $31.0 million within the workers’ compensation line in accident years 2015 through 2017 and $29.1 million in other commercial lines, partially offset by higher than expected losses of $23.2 million in the commercial automobile line, driven by higher bodily injury severity in the 2014, 2016 and 2017 accident years. Within other commercial lines, lower than expected losses in the general liability lines, related to the 2014 through 2016 accident years, marine line in accident years 2015 through 2017, and surety line, were partially offset by higher than expected losses in Hanover Programs, primarily in accident years 2010 through 2014. Personal Lines unfavorable development was primarily due to higher than expected losses of $ 14.3 million in the personal automobile line, driven by bodily injury severity in the 2015 and 2016 accident years, and in the homeowners line in accident years 2015 through 2017. In addition, Other Segment unfavorable development of $1.2 million was due to the Company’s run-off voluntary assumed property and casualty reinsurance pools business, which includes asbestos and environmental reserves.

Carried Reserves

The table below summarizes the gross, ceded and net reserve for losses and LAE and reconciles to the incurred claims development in the following section. Accordingly, the commercial multiple peril, workers’ compensation, commercial automobile liability and general liability and umbrella - occurrence lines presentation includes Hanover Programs business.

YEAR ENDED DECEMBER 31,	2020			2019
(in millions)	Gross	Ceded	Net	Gross	Ceded	Net
Commercial multiple peril	$1,429.4	$(163.9)	$1,265.5	$1,298.5	$(126.5)	$1,172.0
Workers’ compensation	795.4	(182.6)	612.8	795.3	(186.0)	609.3
Commercial automobile liability	504.1	(30.6)	473.5	467.7	(27.3)	440.4
General liability and umbrella - occurrence	612.0	(176.0)	436.0	575.9	(155.5)	420.4
General liability - claims made	323.7	(30.5)	293.2	268.1	(20.1)	248.0
Other lines	451.6	(85.1)	366.5	409.5	(89.5)	320.0
Total Commercial Lines and other	4,116.2	(668.7)	3,447.5	3,815.0	(604.9)	3,210.1
Personal automobile liability	1,649.9	(968.5)	681.4	1,626.4	(963.2)	663.2
Homeowners	210.6	(3.0)	207.6	172.4	(4.8)	167.6
Other personal lines	47.3	(1.4)	45.9	40.6	(1.9)	38.7
Total Personal Lines	1,907.8	(972.9)	934.9	1,839.4	(969.9)	869.5
Total loss and LAE reserves	$6,024.0	$(1,641.6)	$4,382.4	$5,654.4	$(1,574.8)	$4,079.6

General liability and umbrella - occurrence is primarily comprised of the Company’s commercial monoline general liability and umbrella coverages. General liability - claims made is primarily comprised of the Company’s commercial professional and management liability lines. Within total Commercial Lines and other, other lines is primarily comprised of marine, surety, specialty industrial and commercial property, product liability, voluntary pools, healthcare and fidelity lines. Included in the above table, primarily in other lines, are $57.7 million and $55.5 million of gross asbestos and environmental reserves as of December 31, 2020 and 2019, respectively.

Incurred claims development tables

For the following net reserve components, commercial multiple peril, workers’ compensation, commercial automobile liability, general liability and umbrella - occurrence, general liability - claims made, personal automobile liability and homeowners, the Company is presenting incurred claims development tables by accident year. The commercial multiple peril, workers’ compensation, commercial automobile liability, general liability and umbrella - occurrence lines presentation includes Hanover Programs business. In each of these tables, the Company is presenting the number of years for which claims are typically outstanding, which is consistent with the period at which substantially all of the reserve development has emerged based on past history. The tables presented below include cumulative incurred loss and allocated loss adjustment expenses (“ALAE”), cumulative paid loss and ALAE and IBNR balances at December 31, 2020. IBNR includes both incurred but not reported liabilities and expected development on reported claims. In addition, cumulative incurred claim counts are presented as of December 31, 2020 and claim duration is presented in a separate table disclosing the average annual percentage payout of incurred claims by age, net of reinsurance. Claim duration is calculated as an average of paid loss and ALAE divided by incurred loss and ALAE by elapsed year. The incurred claims development tables presented are reconciled to the net carried reserves in the preceding table as of December 31, 2020.

Incurred claim count information presented represents claim frequency by individual claimant and measures the frequency of direct claim settlements that have resulted in or are expected to result in claim payments. Claim count information is presented in a manner consistent with that used in the quarterly loss reserving process. A single claim event, particularly in automobile lines, may result in multiple individual claimants and, therefore, multiple claim counts. Incurred claim counts are comprised of outstanding claims and those that are closed with a loss payment and exclude those that are closed without a loss payment. A single claim event may result in multiple claims closed with a payment when a claim is subsequently reopened with further payment. In this case, a reopened claim payment is counted as an incremental claim settlement. Claim count information is not available for direct and assumed participations in various involuntary pools and residual market mechanisms, which represent approximately 4% or less of the total gross earned premium and gross incurred claims for the lines presented. Incurred claim counts are also not adjusted for the effect of claims ceded as part of reinsurance programs, although the incurred losses and cumulative paid losses presented in the following tables are presented net of reinsurance ceded.

Commercial multiple peril
($ in millions)									As of
Incurred Losses and ALAE, Net of Reinsurance									December 31, 2020
YEARS ENDED DECEMBER 31,										Cumulative
										Incurred
Accident	2013	2014	2015							Claim
Year	Unaudited	Unaudited	Unaudited	2016	2017	2018	2019	2020	IBNR	Count
2013	$380.0	$362.5	$367.9	$391.8	$392.1	$393.0	$393.7	$393.6	$7.8	14,801
2014		443.9	439.6	464.8	459.4	449.1	444.4	441.0	13.1	15,881
2015			446.0	456.3	463.7	467.4	465.2	460.9	16.9	15,583
2016				447.1	449.6	448.7	447.4	449.6	25.8	15,750
2017					538.7	544.8	551.6	555.6	38.5	16,638
2018						578.2	560.9	556.1	77.8	17,123
2019							583.8	593.0	138.0	16,012
2020								628.9	245.5	13,136
Total								$4,078.7

Cumulative Paid Losses and ALAE, Net of Reinsurance
YEARS ENDED DECEMBER 31,

Accident	2013	2014	2015
Year	Unaudited	Unaudited	Unaudited	2016	2017	2018	2019	2020
2013	$137.6	$221.5	$262.3	$306.4	$334.6	$355.9	$366.3	$373.1
2014		171.7	267.8	316.0	363.4	395.2	407.7	411.7
2015			161.9	260.1	315.6	363.2	397.0	413.6
2016				140.3	237.9	290.2	342.2	369.6
2017					170.9	296.4	370.6	422.9
2018						178.8	306.2	363.7
2019							169.3	317.2
2020								217.4
Total								2,889.2
Total reserves for 2013 – 2020 accident years (incurred - paid)								1,189.5
Total reserves for 2012 and prior accident years								51.9
Unallocated loss adjustment expense								24.1
Net reserves at December 31, 2020								$1,265.5

Workers' compensation
($ in millions)											As of
Incurred Losses and ALAE, Net of Reinsurance											December 31, 2020
YEARS ENDED DECEMBER 31,												Cumulative
												Incurred
Accident	2011	2012	2013	2014	2015							Claim
Year	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	2016	2017	2018	2019	2020	IBNR	Count
2011	$141.4	$144.2	$144.3	$145.5	$143.8	$146.7	$148.3	$147.9	$147.7	$146.9	$6.3	12,484
2012		176.3	171.1	165.2	157.2	162.9	163.7	163.7	161.9	161.4	8.4	13,083
2013			179.3	167.4	160.1	154.4	155.3	155.4	154.9	153.3	8.8	11,734
2014				182.1	172.9	154.7	152.1	150.3	148.2	145.8	11.8	10,943
2015					189.6	164.2	157.5	150.3	146.0	142.7	16.0	11,485
2016						189.6	180.5	164.6	158.2	152.8	16.1	15,894
2017							186.1	172.1	160.8	156.6	20.0	16,722
2018								187.2	182.1	172.1	24.2	17,454
2019									187.9	182.0	30.1	17,163
2020										182.5	76.9	12,549
Total										$1,596.1

Cumulative Paid Losses and ALAE, Net of Reinsurance
YEARS ENDED DECEMBER 31,
Accident	2011	2012	2013	2014	2015
Year	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	2016	2017	2018	2019	2020
2011	$30.0	$71.3	$97.3	$114.0	$122.9	$128.0	$130.9	$132.8	$134.2	$135.3
2012		30.4	74.8	102.6	120.1	130.7	136.0	141.4	143.7	146.6
2013			30.9	74.6	101.2	114.0	122.8	127.4	131.4	133.8
2014				30.6	70.5	92.3	105.6	112.5	117.8	121.0
2015					28.0	65.7	87.2	99.4	105.8	109.6
2016						33.9	78.1	99.5	111.1	117.1
2017							32.8	73.0	94.1	106.6
2018								35.6	80.7	103.4
2019									33.3	83.1
2020										30.7
Total										1,087.2
Total reserves for 2011 – 2020 accident years (incurred - paid)										508.9
Total reserves for 2010 and prior accident years										84.6
Unallocated loss adjustment expense and other										19.3
Net reserves at December 31, 2020										$612.8

Commercial automobile liability
($ in millions)								As of
Incurred Losses and ALAE, Net of Reinsurance								December 31, 2020
YEARS ENDED DECEMBER 31,									Cumulative
									Incurred
Accident	2014	2015							Claim
Year	Unaudited	Unaudited	2016	2017	2018	2019	2020	IBNR	Count
2014	168.5	$163.3	$177.3	$181.7	$185.1	$185.0	$183.5	$1.7	13,477
2015		163.4	168.3	166.9	167.8	167.6	170.3	1.2	12,829
2016			157.0	157.7	163.0	174.3	172.5	4.3	11,660
2017				159.5	170.1	182.1	188.5	7.6	11,504
2018					182.8	176.1	182.9	25.5	11,181
2019						180.5	192.0	57.0	10,210
2020							171.6	115.9	5,772
Total							$1,261.3

Cumulative Paid Losses and ALAE, Net of Reinsurance
YEARS ENDED DECEMBER 31,

Accident	2014	2015
Year	Unaudited	Unaudited	2016	2017	2018	2019	2020
2014	33.1	$70.8	$102.7	$137.1	$168.2	$176.3	$178.2
2015		32.2	63.8	96.4	129.3	144.5	152.5
2016			27.8	60.7	98.3	134.0	147.2
2017				26.9	71.2	105.9	137.7
2018					29.2	59.7	92.5
2019						29.5	75.8
2020							23.4
Total							807.3
Total reserves for 2014 – 2020 accident years (incurred - paid)							454.0
Total reserves for 2013 and prior accident years							13.7
Unallocated loss adjustment expense							5.8
Net reserves at December 31, 2020							$473.5

General liability and umbrella - occurrence
($ in millions)											As of
Incurred Losses and ALAE, Net of Reinsurance											December 31, 2020
YEARS ENDED DECEMBER 31,												Cumulative
												Incurred
Accident	2011	2012	2013	2014	2015							Claim
Year	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	2016	2017	2018	2019	2020	IBNR	Count
2011	$47.6	$43.8	$38.2	$42.2	$51.0	$55.6	$55.4	$57.5	$58.8	$59.3	$2.4	1,393
2012		77.2	59.3	62.2	64.3	71.1	74.2	69.1	71.2	72.8	2.5	1,774
2013			84.1	67.4	71.5	88.6	84.4	81.2	80.4	79.1	4.1	2,001
2014				100.9	82.3	98.6	101.4	98.3	99.8	98.4	6.4	2,108
2015					104.2	99.3	99.6	97.0	98.3	99.7	9.9	2,448
2016						95.6	100.7	101.5	100.8	98.7	15.7	1,913
2017							97.7	107.6	109.2	110.7	24.9	1,806
2018								99.8	106.4	104.0	35.2	1,823
2019									104.2	105.7	55.8	1,605
2020										99.8	81.0	1,213
Total										$928.2

Cumulative Paid Losses and ALAE, Net of Reinsurance
YEARS ENDED DECEMBER 31,
Accident	2011	2012	2013	2014	2015
Year	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	2016	2017	2018	2019	2020
2011	1.6	$6.7	$19.4	$31.1	$39.8	$45.8	$47.8	$50.6	$52.9	$54.8
2012		2.2	12.6	29.8	43.8	52.1	60.6	63.0	64.5	65.0
2013			2.4	11.0	26.8	43.1	56.1	63.5	67.6	70.1
2014				3.1	14.5	31.4	52.8	70.4	83.6	87.3
2015					3.3	15.2	30.8	48.5	65.7	77.3
2016						3.1	15.0	31.6	52.5	63.4
2017							4.4	17.0	34.5	49.8
2018								4.1	15.6	35.7
2019									7.5	16.7
2020										3.9
Total										524.0
Total reserves for 2011 – 2020 accident years (incurred - paid)										404.2
Total reserves for 2010 and prior accident years										18.1
Unallocated loss adjustment expense and other										13.7
Net reserves at December 31, 2020										$436.0

General liability - claims made
($ in millions)								As of
Incurred Losses and ALAE, Net of Reinsurance								December 31, 2020
YEARS ENDED DECEMBER 31,									Cumulative
									Incurred
Accident	2014	2015							Claim
Year	Unaudited	Unaudited	2016	2017	2018	2019	2020	IBNR	Count
2014	$61.7	$69.9	$83.9	$86.2	$82.5	$82.9	$82.4	$0.9	906
2015		93.2	98.8	98.4	90.2	90.3	91.0	1.9	1,002
2016			103.6	101.7	97.1	89.7	95.2	4.7	1,011
2017				103.3	104.6	98.1	96.0	8.8	1,122
2018					120.9	127.8	132.5	14.3	1,386
2019						126.8	127.1	31.7	1,554
2020							142.8	76.3	2,514
Total							$767.0

Cumulative Paid Losses and ALAE, Net of Reinsurance
YEARS ENDED DECEMBER 31,
Accident	2014	2015
Year	Unaudited	Unaudited	2016	2017	2018	2019	2020
2014	$11.0	$38.8	$59.1	$71.5	$75.4	$79.1	$79.9
2015		10.0	43.6	64.2	76.0	81.8	83.7
2016			11.1	42.9	66.1	75.5	80.4
2017				12.3	42.3	67.2	76.5
2018					17.3	56.1	87.5
2019						17.8	56.7
2020							18.1
Total							482.8
Total reserves for 2014 – 2020 accident years (incurred - paid)							284.2
Total reserves for 2013 and prior accident years							3.8
Unallocated loss adjustment expense							5.1
Net reserves at December 31, 2020							$293.1

Personal automobile liability
($ in millions)						As of
Incurred Losses and ALAE, Net of Reinsurance						December 31, 2020
YEARS ENDED DECEMBER 31,							Cumulative
							Incurred
Accident							Claim
Year	2016	2017	2018	2019	2020	IBNR	Count
2016	337.9	344.5	355.3	365.8	$367.7	$4.2	42,375
2017		363.6	362.3	383.4	392.2	9.7	42,993
2018			394.2	395.3	400.3	23.9	42,841
2019				431.2	431.8	67.0	41,703
2020					378.0	199.2	24,339
Total					$1,970.0

Cumulative Paid Losses and ALAE, Net of Reinsurance
YEARS ENDED DECEMBER 31,
Accident
Year	2016	2017	2018	2019	2020
2016	$112.8	$213.1	$288.0	$329.4	$346.3
2017		115.0	229.2	302.7	343.8
2018			121.7	237.2	307.4
2019				131.0	262.2
2020					95.9
Total					1,355.6
Total reserves for 2016 – 2020 accident years (incurred - paid)					614.4
Total reserves for 2015 and prior accident years					51.7
Unallocated loss adjustment expense					15.3
Net reserves at December 31, 2020					$681.4

Homeowners
($ in millions)					As of
Incurred Losses and ALAE, Net of Reinsurance					December 31, 2020
YEARS ENDED DECEMBER 31,						Cumulative
						Incurred
Accident						Claim
Year	2017	2018	2019	2020	IBNR	Count
2017	$291.4	$296.5	$297.3	$295.2	0.6	33,474
2018		312.9	316.2	317.3	6.1	32,725
2019			344.5	345.3	14.3	33,582
2020				418.8	77.2	31,392
Total				$1,376.6

Cumulative Paid Losses and ALAE, Net of Reinsurance
YEARS ENDED DECEMBER 31,
Accident
Year	2017	2018	2019	2020
2017	$204.5	$271.6	$283.5	$289.0
2018		213.7	290.1	300.8
2019			234.7	311.7
2020				281.5
Total				1,183.0
Total reserves for 2017 – 2020 accident years (incurred - paid)				193.6
Total reserves for 2016 and prior accident years				10.5
Unallocated loss adjustment expense				3.4
Net reserves at December 31, 2020				$207.5

The following table is information about average historical claims duration as of December 31, 2020. The table is computed based on the paid and incurred claims data, net of reinsurance, for the accident years presented in the preceding claims development tables.
Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance:
Unaudited
	1	2	3	4	5	6	7	8	9	10
Commercial multiple peril	33.3%	22.4%	11.4%	10.7%	7.0%	4.0%	1.8%	1.7%
Workers' compensation	19.9%	27.4%	15.4%	9.1%	5.2%	3.2%	2.5%	1.4%	1.3%	0.7%
Commercial automobile liability	16.0%	20.4%	18.9%	18.9%	11.2%	4.5%	1.0%
General liability and umbrella - occurrence	3.7%	11.1%	18.7%	19.1%	14.8%	11.3%	3.9%	3.3%	2.3%	3.3%
General liability - claims made	12.7%	32.5%	24.3%	11.9%	5.4%	3.3%	0.9%
Personal automobile liability	29.2%	28.9%	18.9%	10.9%	4.6%
Homeowners	68.0%	23.0%	3.7%	1.8%

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

17. STATUTORY FINANCIAL INFORMATION

The Company’s insurance subsidiaries are required to file annual statements with state regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis), as codified by the National Association of Insurance Commissioners (“NAIC”). Permitted statutory accounting practices encompass all accounting practices that are not prescribed; such practices differ from state to state, may differ from company to company within a state, and may change in the future. The Company’s insurance subsidiaries did not have any permitted practices as of or for the years ended December 31, 2020, 2019 and 2018.

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

The following table provides statutory net income for the years ended December 31 and statutory capital and surplus for the insurance subsidiaries as of December 31 for the periods indicated:

(in millions)	2020	2019	2018
Statutory Net Income	$360.9	$348.4	$296.1
Statutory Capital and Surplus	2,588.5	2,470.2	2,172.5

The minimum statutory capital and surplus necessary to satisfy the Company’s regulatory requirements was $552.6 million, $531.8 million and $518.4 million, which equals the Authorized Control Level at December 31, 2020, 2019 and 2018, respectively.

18. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The quarterly results of operations for 2020 and 2019 are summarized below.

THREE MONTHS ENDED
(in millions, except per share data)
2020	March 31	June 30	Sept. 30	Dec. 31
Total revenues	$1,056.2	$1,224.3	$1,249.8	$1,297.0
Income (loss) from continuing operations	(38.7)	115.3	119.5	165.9
Net income (loss)	(40.0)	115.2	118.9	164.6
Income (loss) from continuing operations per share:
Basic	(1.01)	3.03	3.17	4.52
Diluted	(1.01)	3.01	3.14	4.47
Net income (loss) per share:
Basic	(1.04)	3.03	3.15	4.49
Diluted	(1.04)	3.01	3.13	4.43
Dividends declared per share	0.65	0.65	0.65	0.70

THREE MONTHS ENDED
(in millions, except per share data)
2019	March 31	June 30	Sept. 30	Dec. 31
Total revenues	$1,219.5	$1,198.6	$1,214.7	$1,257.9
Income from continuing operations	122.6	85.0	111.2	110.2
Net income	122.4	74.0	118.9	109.8
Income from continuing operations per share:
Basic	3.02	2.09	2.81	2.81
Diluted	2.98	2.06	2.77	2.77
Net income per share:
Basic	3.01	1.82	3.00	2.80
Diluted	2.97	1.79	2.96	2.76
Dividends declared per share(1)	0.60	0.60	0.60	3.15

(1)	On December 5, 2019 the Board of Directors declared a special cash dividend of $2.50 per share.

During the fourth quarter of 2020, pursuant to the terms of the October 2020 ASR, the Company paid $100.0 million, on October 29, 2020, in exchange for an initial delivery of approximately 0.8 million shares of common stock, which was approximately 80% of the total number of shares expected to be repurchased under this agreement. On January 29, 2021, the Company received approximately 45,000 shares of common stock as final settlement of shares repurchased under the October 2020 ASR.

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

Internal control over financing reporting

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting”, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the updated Internal Control – Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the updated framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

CHANGES IN INTERNAL CONTROL

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the internal control over financial reporting, as required by Rule 13a-15(d) of the Exchange Act, to determine whether any changes occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that there was no such change during the last quarter of the fiscal year covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B-OTHER INFORMATION

None.

PART III

ITEM 10–DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS OF THE REGISTRANT

Except for the portions about executive officers and our Code of Conduct that are set forth below, this information is incorporated herein by reference to the Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2021 to be filed pursuant to Regulation 14A under the Exchange Act.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is biographical information concerning our executive officers.

Mark L. Berthiaume, 64

Executive Vice President, Chief Information Officer and Chief Technology Innovation Officer

Mr. Berthiaume has been head of Technology since joining THG in 2014. Prior to joining the Company, from 2001 to 2014, Mr. Berthiaume held a number of senior roles with The Chubb Corporation, last serving as Senior Vice President, International Chief Information Officer. Previously, Mr. Berthiaume was Vice President, Specialty Insurance Chief Information Officer of Orion Capital/Royal and Sunalliance Insurance Group, from 1995 to 2001, and prior to that he held a number of systems development and support positions with several insurance companies, including THG. Mr. Berthiaume has indicated his intention to retire in April 2021.

Jeffrey M. Farber, 56

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

Dennis F. Kerrigan, 56

Executive Vice President, General Counsel and Assistant Secretary

Mr. Kerrigan joined the Company as Executive Vice President, Deputy General Counsel and Assistant Secretary, in January 2020, becoming General Counsel in April 2020. Before joining THG, Mr. Kerrigan was Executive Vice President, General Counsel and Corporate Secretary for Zurich North America, from 2008 to 2019. Previously, he was a litigation partner with the law firm then known as Dewey & LeBoeuf.

Richard W. Lavey, 53

Executive Vice President; President, Hanover Agency Markets

Mr. Lavey has served as Executive Vice President, and President Hanover Agency Markets since November 2017. Mr. Lavey previously served as Executive Vice President, Chief Growth Innovation Officer from February 2017 to November 2017. Prior to that time, he was President, Personal Lines of THG since November 2014 and Chief Marketing Officer since 2011, assuming responsibility for Field Operations in 2016. Mr. Lavey joined THG in 2004 and during this time has also served in the following roles: Chief Distribution Officer, Senior Vice President, Operations and Marketing; Regional President, Northeast; and Vice President, Field Operations and Marketing and Distribution. Prior to joining the Company, Mr. Lavey worked for The Hartford Financial Services Group, Inc. and The Travelers Corp.

Willard T. Lee, 51

Senior Vice President, Deputy Chief Information Officer

Mr. Lee became Deputy Chief Information Officer in September 2020. Mr. Lee is expected to succeed Mr. Berthiaume as Chief Information Officer and Chief Technology Innovation Officer upon Mr. Berthiaume’s retirement, which is expected to occur in April 2021. Prior to that time, he was Business and Innovation CIO of THG since October 2017 and Chief Operating Officer, Specialty Lines since June 2012. Mr. Lee joined THG in May 2003 and during this time has also served in the following roles: Vice President, Corporate Development and Vice President, Commercial Lines Product Development. Prior to joining THG, Mr. Lee worked for BancTec/Plexus.

Denise M. Lowsley, 49

Executive Vice President, Chief Human Resources Officer

Ms. Lowsley joined the Company as Executive Vice President and Chief Human Resources Officer in October 2019. Prior to joining the Company, she spent the previous 10 years as Senior Vice President and Chief Human Resources Officer at The Navigators Group, Inc., a specialty property and casualty insurance holding company.  Before joining Navigators, Ms. Lowsley was International Vice President, Compensation and Benefits at New York Life Insurance Company, and had spent the previous 10 years at Liberty Mutual Insurance Group, rising to the role of Global Human Resources Manager.

John C. Roche, 57

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

Bryan J. Salvatore, 56

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

Ann K. Tripp, 62

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

Mark J. Welzenbach, 61

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

Warren E. Barnes, 59

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

ANNUAL MEETING OF SHAREHOLDERS

The Board of Directors of THG has scheduled the 2021 Annual Meeting of Shareholders for May 11, 2021. The record date for determining the shareholders of the Company entitled to notice of and to vote at such Annual Meeting is March 15, 2021.

CODE OF CONDUCT

Our Code of Conduct is available, free of charge, on our website at www.hanover.com under “Why The Hanover – Our Governance – Company Policies”. The Code of Conduct applies to our directors, officers and employees, including our Chief Executive Officer, Chief Financial Officer and Corporate Controller. In addition, we expect our agents, contractors and others with whom we do business to act in accordance with our Code of Conduct. We will disclose any future amendments to the Code of Conduct (other than technical, administrative or non-substantive amendments) within four business days following the date of such amendment. While we do not expect to grant waivers to our Code of Conduct, any such waivers to our Chief Executive Officer, Chief Financial Officer or Corporate Controller will be posted on our website at www.hanover.com, as required by applicable law or New York Stock Exchange requirements. A printed copy of the Code of Conduct will be provided, free of charge, by contacting the Company’s Corporate Secretary at the Company’s headquarters, 440 Lincoln Street, Worcester, MA 01653.

ITEM 11–EXECUTIVE COMPENSATION

Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 11, 2021, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 12–SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2020 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by security holders	1,812,815	$93.64	5,122,165
Equity compensation plans not approved by security holders	—	—	—
Total	1,812,815	$93.64	5,122,165
(1)

Includes 530,537 shares of common stock which may be issued upon vesting of outstanding restricted stock units and market-based restricted stock units (assuming the maximum award amount) of which, 34,495 represent dividend equivalent shares associated with the 2018 and 2019 awards. The weighted average exercise price does not take these awards into account.

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

Additional information related to Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 11, 2021, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 13–CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 11, 2021, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 14–PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 11, 2021, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

PART IV

ITEM 15–EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)(1) FINANCIAL STATEMENTS

The consolidated financial statements and accompanying notes thereto are included on pages 71 to 121 of this Form 10-K.

(A)(3) EXHIBIT INDEX

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

2.2

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

2.3

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

4.8

First Supplemental Indenture (to the Base Indenture dated as of April 8, 2016), as of April 8, 2016, between the Registrant, as issuer, and U.S. Bank National Association, as trustee, previously filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 8, 2016 and incorporated herein by reference.

4.9

Form of Security Certificate representing the 4.5% Notes due 2026, previously filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 8, 2016 and incorporated herein by reference.

4.10

Second Supplemental Indenture (to the Base Indenture dated as of April 8, 2016) dated as of August 24, 2020 between the Registrant, as issuer, and U.S. Bank National Association, as trustee, previously filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 24, 2020 and incorporated herein by reference.

4.11

Form of Security Certificate representing the 2.5% Notes due 2030, previously filed as Exhibit 4.3 (and included in Exhibit 4.2) to the Registrant’s Current Report on Form 8-K filed with the Commission on August 24, 2020 and incorporated herein by reference.

4.12	Description of Registrant’s Securities.

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

+10.3

The Hanover Insurance Group Retirement Savings Plan, as amended, previously filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 24, 2020 and incorporated herein by reference.

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

+10.16

Form of Non-Qualified Stock Option Agreement under The Hanover Insurance Group 2014 Long-Term Incentive Plan, previously filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 24, 2020 and incorporated herein by reference.

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

+10.19

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

+10.23

Form of Side Letter Agreement for New Participants in The Hanover Insurance Group, Inc. Amended and Restated Employment Continuity Plan waiving right to IRC §280G “Gross-Up” Payments, previously filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 29, 2016 and incorporated herein by reference.

+10.24

Description of 2019 — 2020 Non-Employee Director Compensation, previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 1, 2019 and incorporated herein by reference.

+10.25

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

+10.27

The Hanover Insurance Group Second Amended and Restated 2014 Employee Stock Purchase Plan, previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 28, 2020 and incorporated herein by reference.

+10.28

Form of Leadership Severance Arrangement, previously filed as Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 27, 2018 and incorporated herein by reference.

+10.29	Offer Letter, dated December 2, 2019, by and between Dennis F. Kerrigan and the Registrant.

10.30

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

10.31

Credit Agreement dated April 30, 2019, among the Registrant, as Borrower, JPMorgan Chase Bank, N.A., as administrative agent, and various other lender parties, previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 2, 2019 and incorporated herein by reference.

10.32

Form of Accelerated Share Repurchase Confirmation between the Registrant and Wells Fargo Bank, National Association, dated October 27, 2020, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 29, 2020 and incorporated herein by reference.

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

99.1

Internal Revenue Service Ruling dated April 15, 1995 previously filed as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-91766) filed with the Commission on May 1, 1995 and incorporated herein by reference. (P)

101

The following materials from The Hanover Insurance Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020 formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018; (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018; (iii) Consolidated Balance Sheets at December 31, 2020 and 2019; (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2020, 2019 and 2018; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018; (vi) related notes to these consolidated financial statements; and (vii) Financial Statement Schedules.

104	The cover page from The Hanover Insurance Group Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in iXBRL (embedded within EX-101).

+	Management contract or compensatory plan or arrangement.
(P)	Paper exhibits.

ITEM 16 – FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HANOVER INSURANCE GROUP, INC.
Registrant

Date: February 23, 2021	By:	/S/ JOHN C. ROCHE
John C. Roche,
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 23, 2021	By:	/S/ JOHN C. ROCHE
John C. Roche,
President, Chief Executive Officer and Director

Date: February 23, 2021	By:	/S/ JEFFREY M. FARBER
Jeffrey M. Farber,
Executive Vice President and Chief Financial Officer

Date: February 23, 2021	By:	/S/ WARREN E. BARNES
Warren E. Barnes,
Senior Vice President, Corporate Controller and Principal Accounting Officer

Date: February 23, 2021	By:	*
Kevin J. Bradicich,
Director
Date: February 23, 2021	By:	*
Theodore H. Bunting, Jr.
Director

Date: February 23, 2021	By:	*
Jane D. Carlin,
Director

By:
P. Kevin Condron,
Director

Date: February 23, 2021	By:	*
Cynthia L. Egan,
Chair of the Board

Date: February 23, 2021	By:	*
Daniel T. Henry, Director

Date February 23, 2021	By:	*
Martin P. Hughes,
Director

Date: February 23, 2021	By:	*
Wendell J. Knox,
Director

Date: February 23, 2021	By:	*
Kathleen S. Lane,
Director

Date: February 23, 2021	By:	*
Joseph R. Ramrath,
Director

Date: February 23, 2021	By:	*
Harriett Tee Taggart,
Director

Date: February 23, 2021	*By:	/S/ JEFFREY M. FARBER
Jeffrey M. Farber,
Attorney-in-fact

SCHEDULE I

THE HANOVER INSURANCE GROUP, INC.

SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES

DECEMBER 31, 2020
(in millions)
Type of investment	Cost (1)	Fair Value	Amount at which shown in the balance sheet (2)
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$1,353.1	$1,401.1	$1,401.1
States, municipalities and political subdivisions	1,042.1	1,103.7	1,103.7
Foreign governments	2.2	2.7	2.7
Public utilities	392.3	430.1	430.1
All other corporate bonds	4,156.0	4,516.8	4,516.8
Total fixed maturities	6,945.7	7,454.4	7,454.4
Equity securities:
Common stocks:
Public utilities	56.8	89.6	89.6
Banks, trusts and insurance companies	44.1	47.6	47.6
Industrial, miscellaneous and all other	302.0	456.9	456.9
Nonredeemable preferred stock	1.0	4.4	4.4
Total equity securities	403.9	598.5	598.5
Mortgage loans on real estate	475.5	502.1	467.6
Real estate	6.4	6.4	6.4
Other long-term investments	300.4	319.2	319.2
Total investments	$8,131.9	$8,880.6	$8,846.1

(1) Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of        premiums and accretion of discounts.

(2)  Mortgage loans on real estate are shown on the balance sheet net of the allowance for credit losses.

SCHEDULE II

THE HANOVER INSURANCE GROUP, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY ONLY

STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31	2020	2019	2018
(in millions)
Revenues
Net investment income	$10.7	$19.8	$11.8
Net realized gains (losses) from sales and other	0.4	5.3	(0.5)
Other income	—	0.4	0.8
Total revenues	11.1	25.5	12.1
Expenses
Interest expense	37.0	37.4	37.8
Employee benefit related expenses	2.3	5.0	5.1
Interest expense on loan from subsidiary	7.0	6.9	6.8
Loss from repayment of debt	6.2	—	1.9
Other operating expenses	9.8	7.1	12.1
Total expenses	62.3	56.4	63.7
Net loss before income taxes and equity in income of subsidiaries	(51.2)	(30.9)	(51.6)
Income tax benefit	22.1	25.6	21.4
Equity in income of subsidiaries	387.2	432.4	288.4
Income from continuing operations	358.1	427.1	258.2
Sale of Chaucer business (net of income tax benefit (expense) of $5.3 and $(42.5) in 2019 and 2018)	—	(2.1)	131.9
Income from discontinued life business (net of income tax benefit (expense) of $0.5 and $(0.2) in 2020 and 2018)	0.6	0.1	0.9
Net income	358.7	425.1	391.0
Other comprehensive income (loss), net of tax	219.9	267.6	(122.4)
Comprehensive income	$578.6	$692.7	$268.6

The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II (CONTINUED)

THE HANOVER INSURANCE GROUP, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY ONLY

BALANCE SHEETS

DECEMBER 31	2020	2019
(in millions, except per share data)
Assets
Fixed maturities - at fair value (amortized cost of $369.5 and $321.2)	$381.3	$328.5
Equity securities - at fair value	1.1	1.1
Cash and cash equivalents	15.6	12.2
Investments in subsidiaries	3,718.3	3,352.2
Net receivable from subsidiaries	25.2	25.1
Other assets	2.9	3.2
Total assets	$4,144.4	$3,722.3
Liabilities
Expenses and state taxes payable	$23.2	$16.4
Current income tax payable	2.7	3.5
Interest payable	10.5	7.8
Debt (1)	905.8	778.4
Total liabilities	942.2	806.1
Shareholders' Equity
Preferred stock, par value $0.01 per share; 20.0 million shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 300.0 million shares authorized; 60.5 million shares issued	0.6	0.6
Additional paid-in capital	1,857.4	1,837.3
Accumulated other comprehensive income	372.5	152.6
Retained earnings	2,668.0	2,410.9
Treasury stock at cost (24.1 and 22.1 million shares)	(1,696.3)	(1,485.2)
Total shareholders' equity	3,202.2	2,916.2
Total liabilities and shareholders' equity	$4,144.4	$3,722.3
(1)

In 2020, the Company issued $300.0 million aggregate principal amount of 2.50% unsecured senior debentures. With the proceeds, THG retired its outstanding $175.0 million principal amount of 6.35% subordinated unsecured debentures. (See Note 6 – “Debt and Credit Arrangements” in Notes to Consolidated Financial Statements).

The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II (CONTINUED)

THE HANOVER INSURANCE GROUP, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY ONLY

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31	2020	2019	2018
(in millions)
Cash flows from operating activities
Net income	$358.7	$425.1	$391.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss (gain) from sale of Chaucer business	—	2.1	(131.9)
Net realized investment (gains) losses	(0.4)	(5.3)	0.6
Net loss from repayment of debt	6.2	—	1.9
Equity in net income of subsidiaries	(387.2)	(432.3)	(288.4)
Dividends received from subsidiaries	60.3	69.9	86.4
Deferred income tax benefit	(8.5)	(13.9)	(5.3)
Change in expenses and taxes payable	5.6	(107.8)	59.7
Change in net receivable from subsidiaries	15.5	11.6	8.9
Other, net	4.4	3.9	(0.4)
Net cash provided by (used in) operating activities	54.6	(46.7)	122.5
Cash flows from investing activities
Proceeds from disposals and maturities of fixed maturities	166.6	447.9	82.8
Proceeds from disposals of equity securities	—	121.9	—
Purchase of fixed maturities	(32.4)	(316.1)	(4.0)
Purchase of equity securities	—	(121.9)	—
Net cash received from sale of Chaucer business	—	35.1	762.0
Net cash provided by investing activities	134.2	166.9	840.8
Cash flows from financing activities
Proceeds from exercise of employee stock options	6.3	14.4	14.8
Proceeds from debt borrowings, net	296.4	—	—
Dividends paid to shareholders	(99.5)	(386.2)	(94.3)
Repayment of debt	(175.8)	—	(11.6)
Repurchases of common stock	(212.8)	(563.6)	(57.7)
Net cash related to short-term intercompany borrowings	—	—	(19.8)
Net cash used in financing activities	(185.4)	(935.4)	(168.6)
Net change in cash and cash equivalents	3.4	(815.2)	794.7
Cash and cash equivalents, beginning of year	12.2	827.4	32.7
Cash and cash equivalents, end of year	$15.6	$12.2	$827.4

Included in other operating cash flows was the cash portion of dividends received from unconsolidated subsidiaries. Additionally, investment assets of $185.6 million, $70.1 million and $179.8 million were transferred to the parent company in 2020, 2019 and 2018, respectively, to settle dividend obligations and other intercompany borrowings and balances.

The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE III

THE HANOVER INSURANCE GROUP, INC.

SUPPLEMENTARY INSURANCE INFORMATION

DECEMBER 31, 2020
(in millions)
Segments	Deferred acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premium revenue	Net investment income (1)	Benefits, claims, losses and settlement expenses	Amortization of deferred acquisition costs	Other operating expenses (2) (3)	Premiums written
Commercial Lines	$312.1	$4,067.4	$1,513.9	$8.6	$2,683.3	$175.3	$1,647.6	$618.4	$330.3	$2,733.1
Personal Lines	165.4	1,907.6	968.8	—	1,844.1	76.7	1,193.3	332.6	193.7	1,865.4
Other	—	40.4	—	—	—	13.1	4.3	—	31.4	—
Interest on Debt	—	—	—	—	—	—	—	—	37.1	—
Eliminations	—	—	—	—	—	—	—	—	(6.2)	—
Total (4)	$477.5	$6,015.4	$2,482.7	$8.6	$4,527.4	$265.1	$2,845.2	$951.0	$586.3	$4,598.5

DECEMBER 31, 2019
(in millions)
Segments	Deferred acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premium revenue	Net investment income (1)	Benefits, claims, losses and settlement expenses	Amortization of deferred acquisition costs	Other operating expenses (2)	Premiums written
Commercial Lines	$307.4	$3,768.9	$1,446.7	$8.4	$2,654.2	$180.1	$1,610.0	$604.4	$330.3	$2,707.2
Personal Lines	160.0	1,839.4	970.0	—	1,820.3	80.1	1,254.2	322.3	191.6	1,874.5
Other	—	37.7	—	—	—	21.1	1.3	—	23.1	—
Interest on Debt	—	—	—	—	—	—	—	—	37.5	—
Eliminations	—	—	—	—	—	—	—	—	(6.1)	—
Total (4)	$467.4	$5,646.0	$2,416.7	$8.4	$4,474.5	$281.3	$2,865.5	$926.7	$576.4	$4,581.7

DECEMBER 31, 2018
(in millions)
Segments	Deferred acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premium revenue	Net investment income (1)	Benefits, claims, losses and settlement expenses	Amortization of deferred acquisition costs	Other operating expenses (2), (3)	Premiums written
Commercial Lines	$296.9	$3,550.6	$1,369.5	$8.0	$2,548.4	$182.2	$1,568.3	$587.5	$318.0	$2,610.7
Personal Lines	153.9	1,707.6	908.3	—	1,706.0	73.7	1,155.0	304.3	185.8	1,774.1
Other	—	37.9	—	—	—	11.5	1.3	—	54.3	—
Interest on Debt	—	—	—	—	—	—	—	—	45.1	—
Eliminations	—	—	—	—	—	—	—	—	(7.8)	—
Total (4)	$450.8	$5,296.1	$2,277.8	$8.0	$4,254.4	$267.4	$2,724.6	$891.8	$595.4	$4,384.8

(1)

The Company manages investment assets for its Commercial Lines, Personal Lines and Other segments on a combined basis, based on the requirements of its combined property and casualty insurance companies. Net investment income is allocated to these segments based on actuarial information related to the underlying businesses.

(2)

For other operating expenses that are not directly attributable to a single segment for combined property and casualty insurance companies, expenses are generally allocated based upon either net premiums written or net premiums earned.

(3)	In 2020 and 2018, the Other segment includes $6.2 million and $28.2 million, respectively, of losses from the repayment of debt.
(4)	Information for all periods excludes results and balances related to the former Chaucer business (See Note 2 – “Discontinued Operations” in the Notes to Consolidated Financial Statements).

SCHEDULE IV

THE HANOVER INSURANCE GROUP, INC.

REINSURANCE

Incorporated herein by reference to Note 14 — “Reinsurance” in the Notes to Consolidated Financial Statements.

SCHEDULE V

THE HANOVER INSURANCE GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

DECEMBER 31
		Additions
(in millions) Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts(1)	Deductions	Balance at end of period
2020
Allowance for doubtful accounts	$3.5	$16.9	$—	$(11.1)	$9.3
Allowance for uncollectible reinsurance recoverables	3.9	2.7	—	—	6.6
	$7.4	$19.6	$—	$(11.1)	$15.9
2019
Allowance for doubtful accounts	$4.2	$9.5	$—	$(10.2)	$3.5
Allowance for uncollectible reinsurance recoverables	3.9	—	—	—	3.9
	$8.1	$9.5	$—	$(10.2)	$7.4
2018
Allowance for doubtful accounts	$4.3	$9.5	$—	$(9.6)	$4.2
Allowance for uncollectible reinsurance recoverables	9.7	0.6	(6.4)	—	3.9
	$14.0	$10.1	$(6.4)	$(9.6)	$8.1
(1)

Amounts charged to other accounts include foreign exchange gains and losses. Additionally, in 2018 the Company sold its former Chaucer business; accordingly, the $6.4 million balance associated with this business was reduced as part of the sale.

 SCHEDULE VI

THE HANOVER INSURANCE GROUP, INC.

SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS

YEARS ENDED DECEMBER 31
(in millions)
Affiliation with Registrant	Deferred acquisition costs	Reserves for unpaid claims and claim adjustment expenses (1)	Discount, if any, deducted from previous column (2)	Unearned premiums (1)	Earned premiums	Net investment income
Consolidated Property and Casualty Subsidiaries (3)
2020	$477.5	$6,024.0	$—	$2,482.7	$4,527.4	$265.1
2019	$467.4	$5,654.4	$—	$2,416.7	$4,474.5	$281.3
2018	$450.8	$5,304.1	$—	$2,277.8	$4,254.4	$267.4

	Claims and claim adjustment expenses incurred related to
	Current year	Prior years	Amortization of deferred acquisition costs	Paid claims and claim adjustment expenses	Premiums written
2020	$2,877.8	$(32.6)	$951.0	$2,542.4	$4,598.5
2019	$2,893.9	$(28.4)	$926.7	$2,616.5	$4,581.7
2018	$2,733.5	$(8.9)	$891.8	$2,496.6	$4,384.8
(1)

Reserves for unpaid claims and claim adjustment expenses are shown gross of $1,641.6 million, $1,574.8 million and $1,472.6 million of reinsurance recoverable on unpaid losses in 2020, 2019 and 2018, respectively. Unearned premiums are shown gross of prepaid premiums of $144.2 million, $149.3 million and $117.6 million in 2020, 2019 and 2018, respectively. Reserves for unpaid claims and claims adjustment expense also include policyholder dividends.

(2)	The Company does not use discounting techniques.
(3)

Information for all periods excludes results and balances related to the discontinued Chaucer business. See Note 2 – “Discontinued Operations” in the Notes to Consolidated Financial Statements for further information on that business.