Form 10-Q
period 2021-03-31
HANOVER INSURANCE GROUP, INC.
filed 2021-04-30
CIK 944695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

The number of shares outstanding of the registrant’s common stock was 35,896,848 as of April 28, 2021.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(In millions, except per share data)	2021	2020
Revenues
Premiums	$1,161.8	$1,141.4
Net investment income	76.8	69.6
Net realized and unrealized investment gains (losses):
Net realized gains (losses) from sales and other	(1.6)	3.1
Net change in fair value of equity securities	39.1	(136.2)
Impairment losses on investments	—	(28.5)
Total net realized and unrealized investment gains (losses)	37.5	(161.6)
Fees and other income	7.2	6.8
Total revenues	1,283.3	1,056.2
Losses and expenses
Losses and loss adjustment expenses	781.3	728.2
Amortization of deferred acquisition costs	240.3	236.9
Interest expense	8.5	9.4
Other operating expenses	139.1	135.6
Total losses and expenses	1,169.2	1,110.1
Income (loss) from continuing operations before income taxes	114.1	(53.9)
Income tax expense (benefit):
Current	8.9	21.3
Deferred	12.4	(36.5)
Total income tax expense (benefit)	21.3	(15.2)
Income (loss) from continuing operations	92.8	(38.7)
Discontinued operations (net of taxes):
Loss from discontinued life businesses	(0.1)	(1.3)
Net income (loss)	$92.7	$(40.0)
Earnings per common share:
Basic:
Income (loss) from continuing operations	$2.55	$(1.01)
Discontinued operations (net of taxes):
Loss from discontinued life businesses	—	(0.03)
Net income (loss) per share	$2.55	$(1.04)
Weighted average shares outstanding	36.4	38.3
Diluted:
Income (loss) from continuing operations	$2.52	$(1.01)
Discontinued operations (net of taxes):
Loss from discontinued life businesses	(0.01)	(0.03)
Net income (loss) per share	$2.51	$(1.04)
Weighted average shares outstanding	36.9	38.3

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(In millions)	2021	2020
Net income (loss)	$92.7	$(40.0)
Other comprehensive income (loss), net of tax:
Available-for-sale securities:
Changes in net unrealized losses on investment securities:
Having no credit losses recognized in the Consolidated Statements of Income	(185.5)	(70.8)
Having credit losses recognized in the Consolidated Statements of Income	—	(12.4)
Total available-for-sale securities	(185.5)	(83.2)
Pension and postretirement benefits:
Net change in net actuarial loss	0.7	1.2
Total other comprehensive loss, net of tax	(184.8)	(82.0)
Comprehensive loss	$(92.1)	$(122.0)

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
(In millions, except share data)	2021	2020
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $7,089.1 and $6,945.6)	$7,370.3	$7,454.4
Equity securities, at fair value	641.0	598.5
Other investments	793.2	793.2
Total investments	8,804.5	8,846.1
Cash and cash equivalents	112.1	120.6
Accrued investment income	48.0	51.2
Premiums and accounts receivable, net	1,369.6	1,339.3
Reinsurance recoverable on paid and unpaid losses and unearned premiums	1,882.9	1,874.3
Deferred acquisition costs	491.0	477.5
Goodwill	178.8	178.8
Other assets	461.5	445.7
Assets of discontinued businesses	99.6	110.2
Total assets	$13,448.0	$13,443.7
Liabilities
Loss and loss adjustment expense reserves	$6,223.7	$6,024.0
Unearned premiums	2,553.1	2,482.7
Expenses and taxes payable	601.8	687.5
Deferred income tax liability	64.0	97.3
Reinsurance premiums payable	57.3	48.4
Debt	781.0	780.8
Liabilities of discontinued businesses	120.3	120.8
Total liabilities	10,401.2	10,241.5
Commitments and contingencies
Shareholders’ Equity
Preferred stock, par value $0.01 per share; 20.0 million shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 300.0 million shares authorized; 60.5 million shares issued	0.6	0.6
Additional paid-in capital	1,864.0	1,857.4
Accumulated other comprehensive income	187.7	372.5
Retained earnings	2,734.9	2,668.0
Treasury stock at cost (24.3 million and 24.1 million shares)	(1,740.4)	(1,696.3)
Total shareholders’ equity	3,046.8	3,202.2
Total liabilities and shareholders’ equity	$13,448.0	$13,443.7

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended
	March 31,
(In millions)	2021	2020
Preferred Stock
Balance at beginning and end of period	$—	$—
Common Stock
Balance at beginning and end of period	0.6	0.6
Additional Paid-in Capital
Balance at beginning of period	1,857.4	1,837.3
Settlement and prepayment of accelerated share repurchases and other	6.6	24.3
Balance at end of period	1,864.0	1,861.6
Accumulated Other Comprehensive Income, net of tax
Net Unrealized Appreciation (Depreciation) on Investments:
Balance at beginning of period	428.1	216.0
Net depreciation on available-for-sale securities	(185.5)	(83.2)
Balance at end of period	242.6	132.8
Defined Benefit Pension and Postretirement Plans:
Balance at beginning of period	(55.6)	(63.4)
Net amount recognized as net periodic benefit cost	0.7	1.2
Balance at end of period	(54.9)	(62.2)
Total accumulated other comprehensive income	187.7	70.6
Retained Earnings
Balance at beginning of period	2,668.0	2,410.9
Cumulative effect of accounting change, net of taxes	—	(0.9)
Balance at beginning of period, as adjusted	2,668.0	2,410.0
Net income (loss)	92.7	(40.0)
Dividends to shareholders	(25.8)	(25.1)
Balance at end of period	2,734.9	2,344.9
Treasury Stock
Balance at beginning of period	(1,696.3)	(1,485.2)
Shares purchased at cost	(50.3)	(59.2)
Net shares reissued at cost under employee stock-based compensation plans	6.2	3.3
Balance at end of period	(1,740.4)	(1,541.1)
Total shareholders’ equity	$3,046.8	$2,736.6

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
(In millions)	2021	2020
Cash Flows From Operating Activities
Net income (loss)	$92.7	$(40.0)
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized and unrealized investment (gains) losses	(38.3)	162.4
Net amortization and depreciation	3.8	5.1
Stock-based compensation expense	5.6	5.0
Amortization of defined benefit plan costs	0.8	1.5
Deferred income tax expense (benefit)	12.6	(36.7)
Change in deferred acquisition costs	(13.5)	1.7
Change in premiums receivable, net of reinsurance premiums payable	(21.3)	(5.5)
Change in loss, loss adjustment expense and unearned premium reserves	270.5	75.0
Change in reinsurance recoverable	(8.5)	(6.4)
Change in expenses and taxes payable	(143.6)	(112.7)
Other, net	(19.0)	(12.8)
Net cash provided by operating activities	141.8	36.6
Cash Flows From Investing Activities
Proceeds from disposals and maturities of fixed maturities	528.0	316.3
Proceeds from disposals of equity securities and other investments	66.5	73.2
Purchase of fixed maturities	(617.2)	(376.5)
Purchase of equity securities and other investments	(53.6)	(109.7)
Capital expenditures	(2.3)	(3.2)
Net cash used in investing activities	(78.6)	(99.9)
Cash Flows From Financing Activities
Proceeds from exercise of employee stock options	5.8	3.0
Proceeds from short-term borrowings	—	54.0
Dividends paid to shareholders	(25.5)	(24.8)
Repurchases of common stock	(45.3)	(34.9)
Other financing activities	(6.7)	(5.8)
Net cash used in financing activities	(71.7)	(8.5)
Net change in cash and cash equivalents	(8.5)	(71.8)
Cash and cash equivalents, beginning of period	120.6	215.7
Cash and cash equivalents, end of period	$112.1	$143.9

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

The interim consolidated financial statements of THG include the accounts of The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America, THG’s principal property and casualty insurance companies; and other insurance and non-insurance subsidiaries. These legal entities conduct their operations through several business segments discussed in Note 8 – “Segment Information.” The interim consolidated financial statements also include the Company’s discontinued operations, consisting of the Company’s former accident and health and life insurance businesses. All intercompany accounts and transactions have been eliminated.

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

In the opinion of the Company’s management, the accompanying interim consolidated financial statements reflect all adjustments, consisting of normal recurring items, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2021.

2. New Accounting Pronouncements

Recently Implemented Standards

In October 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Update No. 2020-08, Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable Fees and Other Costs. This guidance clarifies, for each reporting period, that an entity should reevaluate whether a callable debt security with multiple call dates is required to amortize any premium to the next call date. The updated guidance is effective for annual and interim periods beginning after December 15, 2020 and should be applied on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. The Company implemented this guidance effective January 1, 2021, and it did not have a material impact on its financial position or results of operations.

In January 2020, the FASB issued ASC Update No. 2020-01, Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). This ASC update clarifies that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting when using the measurement alternative under ASC 321. This update also clarifies the accounting for certain forward contracts and purchased options accounted for under ASC 815. The updated guidance is effective for annual and interim periods beginning after December 15, 2020. The Company implemented this guidance effective January 1, 2021, and it did not have a material impact on its financial position or results of operations.

In December 2019, the FASB issued ASC Update No. 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes. This ASC update removes certain exceptions to the general principles in ASC 740, Income Taxes, including intraperiod tax allocation when there is a loss from continuing operations, foreign subsidiary treatment under certain conditions and for calculating interim income taxes when the year-to-date loss exceeds the anticipated loss. This update also clarifies and amends existing guidance related to changes in tax laws, business combinations and employee stock plans, among others. The updated guidance is effective for interim and annual periods beginning after December 15, 2020. The Company implemented this guidance effective January 1, 2021, and it did not have a material impact on its financial position or results of operations.

3. Investments

A. Fixed maturities

The amortized cost and fair value of available-for-sale fixed maturities were as follows:

	March 31, 2021
			Amortized Cost,
		Allowance	Net of Allowance	Gross	Gross
	Amortized	for Credit	for Credit	Unrealized	Unrealized
(in millions)	Cost	Losses	Losses	Gains	Losses	Fair Value
U.S. Treasury and government agencies	$360.7	$—	$360.7	$11.1	$12.1	$359.7
Foreign government	2.2	—	2.2	0.4	—	2.6
Municipal	1,046.3	—	1,046.3	38.5	11.7	1,073.1
Corporate	3,908.6	—	3,908.6	227.5	20.9	4,115.2
Residential mortgage-backed	981.5	—	981.5	23.1	10.4	994.2
Commercial mortgage-backed	722.8	—	722.8	36.7	3.0	756.5
Asset-backed	67.0	—	67.0	2.0	—	69.0
Total fixed maturities	$7,089.1	$—	$7,089.1	$339.3	$58.1	$7,370.3

	December 31, 2020
			Amortized Cost,
		Allowance	Net of Allowance	Gross	Gross
	Amortized	for Credit	for Credit	Unrealized	Unrealized
(in millions)	Cost	Losses	Losses	Gains	Losses	Fair Value
U.S. Treasury and government agencies	$376.4	$—	$376.4	$17.6	$2.0	$392.0
Foreign government	2.2	—	2.2	0.5	—	2.7
Municipal	1,042.1	—	1,042.1	61.7	0.1	1,103.7
Corporate	3,770.0	(0.1)	3,769.9	341.8	0.4	4,111.3
Residential mortgage-backed	978.2	—	978.2	33.1	0.6	1,010.7
Commercial mortgage-backed	705.4	—	705.4	54.8	0.2	760.0
Asset-backed	71.4	—	71.4	2.6	—	74.0
Total fixed maturities	$6,945.7	$(0.1)	$6,945.6	$512.1	$3.3	$7,454.4

The Company deposits funds with various state and governmental authorities. For a discussion of the Company’s deposits with state and governmental authorities, see also Note 3 – “Investments” in the Notes to Consolidated Financial Statements in the Company’s 2020 Annual Report on Form 10-K.

The amortized cost and fair value by maturity periods for fixed maturities are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or the Company may have the right to put or sell the obligations back to the issuers.

	March 31, 2021
	Amortized Cost, Net
	of Allowance for	Fair
(in millions)	Credit Losses	Value
Due in one year or less	$273.7	$277.3
Due after one year through five years	1,820.5	1,945.4
Due after five years through ten years	2,461.1	2,575.1
Due after ten years	762.5	752.8
	5,317.8	5,550.6
Mortgage-backed and asset-backed securities	1,771.3	1,819.7
Total fixed maturities	$7,089.1	$7,370.3

B. Fixed maturity securities in an unrealized loss position

The following tables provide information about the Company’s available-for-sale fixed maturity securities that were in an unrealized loss position at March 31, 2021 and December 31, 2020, including the length of time the securities have been in an unrealized loss position:

	March 31, 2021
	12 months or less		Greater than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in millions)	Losses	Value	Losses	Value	Losses	Value
Investment grade:
U.S. Treasury and government agencies	$12.1	$171.5	$—	$—	$12.1	$171.5
Municipal	11.7	372.9	—	0.5	11.7	373.4
Corporate	19.5	515.1	—	—	19.5	515.1
Residential mortgage-backed	10.4	405.2	—	0.1	10.4	405.3
Commercial mortgage-backed	3.0	84.1	—	1.0	3.0	85.1
Asset-backed	—	4.6	—	—	—	4.6
Total investment grade	56.7	1,553.4	—	1.6	56.7	1,555.0
Below investment grade:
Corporate	1.4	64.6	—	—	1.4	64.6
Total fixed maturities	$58.1	$1,618.0	$—	$1.6	$58.1	$1,619.6

	December 31, 2020
	12 months or less		Greater than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in millions)	Losses	Value	Losses	Value	Losses	Value
Investment grade:
U.S. Treasury and government agencies	$2.0	$140.7	$—	$—	$2.0	$140.7
Municipal	0.1	19.3	—	0.7	0.1	20.0
Corporate	0.4	53.4	—	—	0.4	53.4
Residential mortgage-backed	0.6	94.4	—	—	0.6	94.4
Commercial mortgage-backed	0.2	33.2	—	—	0.2	33.2
Total investment grade	3.3	341.0	—	0.7	3.3	341.7
Below investment grade:
Corporate	—	4.6	—	—	—	4.6
Total fixed maturities	$3.3	$345.6	$—	$0.7	$3.3	$346.3

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

C. Proceeds from sales

The proceeds from sales of available-for-sale fixed maturities and gross realized gains and gross realized losses on those sales were as follows:

	Three Months Ended March 31,
	2021	2020
(in millions)
Proceeds from sales	$217.4	$66.0
Gross gains	2.9	2.7
Gross losses	7.2	0.4

D. Impairments

For the three months ended March 31, 2021, the Company did not recognize any impairments. For the three months ended March 31, 2020, the Company recognized $28.5 million of impairment losses, consisting primarily of $22.2 million on fixed maturities and $4.8 million on mortgage loans. Impairments on fixed maturities included $16.0 million categorized as intend-to-sell and $6.2 million of credit-related losses.

At March 31, 2021 and December 31, 2020, the allowance for credit losses on mortgage loans was $7.9 million.  At March 31, 2021, there was no allowance for credit losses on available-for-sale securities and at December 31, 2020, the allowance for credit losses on available-for-sale securities was $0.1 million.

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

E. Equity securities

Equity securities are carried at fair value and all increases or decreases in fair value are reported in net realized and unrealized investment gains (losses) on the Consolidated Statements of Income. The following table provides pre-tax net realized and unrealized gains (losses) on equity securities:

	Three Months Ended March 31,
(in millions)	2021	2020
Net gains (losses) recognized during the period	$39.1	$(136.2)
Less: net gains (losses) recognized on equity securities sold during the period	0.6	(0.6)
Net unrealized gains (losses) recognized during the period on equity securities still held	$38.5	$(135.6)

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

The estimated fair values of the financial instruments were as follows:

	March 31, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
(in millions)	Value	Value	Value	Value
Financial Assets carried at:
Fair Value through AOCI:
Fixed maturities	$7,370.3	$7,370.3	$7,454.4	$7,454.4
Fair Value through Net Income:
Equity securities	641.0	641.0	598.5	598.5
Other investments	176.9	176.9	176.8	176.8
Amortized Cost/Cost:
Other investments	459.7	489.9	470.3	504.8
Cash and cash equivalents	112.1	112.1	120.6	120.6
Total financial instruments	$8,760.0	$8,790.2	$8,820.6	$8,855.1

Financial Liabilities carried at:
Amortized Cost:
Debt	$781.0	$858.7	$780.8	$887.7

The Company has processes designed to ensure that the values received from its third-party pricing services are accurately recorded, that the data inputs and valuation approaches and techniques utilized are appropriate and consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. The Company reviews the pricing services’ policies describing its methodology, processes, practices and inputs, including various financial models used to value securities. For assets carried at fair value, the Company performs a review of the fair value hierarchy classifications and of prices received from its pricing service on a quarterly basis. Also, the Company reviews the portfolio pricing, including a process for which securities with changes in prices that exceed a defined threshold are verified to independent sources, if available. If upon review, the Company is not satisfied with the validity of a given price, a pricing challenge would be submitted to the pricing service along with supporting documentation for its review. The Company does not adjust quotes or prices obtained from the pricing service unless the pricing service agrees with the Company’s challenge. During the first three months of 2021 and 2020, the Company did not adjust any prices received from its pricing service.

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

The following tables provide, for each hierarchy level, the Company’s investment assets that were measured at fair value on a recurring basis.

	March 31, 2021
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$359.7	$155.3	$204.4	$—
Foreign government	2.6	—	2.6	—
Municipal	1,073.1	—	1,066.9	6.2
Corporate	4,115.2	—	4,114.8	0.4
Residential mortgage-backed	994.2	—	994.2	—
Commercial mortgage-backed	756.5	—	744.7	11.8
Asset-backed	69.0	—	69.0	—
Total fixed maturities	7,370.3	155.3	7,196.6	18.4
Equity securities	641.0	635.4	—	5.6
Other investments	4.0	—	—	4.0
Total investment assets at fair value	$8,015.3	$790.7	$7,196.6	$28.0

	December 31, 2020
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$392.0	$155.8	$236.2	$—
Foreign government	2.7	—	2.7	—
Municipal	1,103.7	—	1,096.7	7.0
Corporate	4,111.3	—	4,110.8	0.5
Residential mortgage-backed	1,010.7	—	1,010.7	—
Commercial mortgage-backed	760.0	—	747.6	12.4
Asset-backed	74.0	—	74.0	—
Total fixed maturities	7,454.4	155.8	7,278.7	19.9
Equity securities	598.5	593.0	—	5.5
Other investments	4.0	—	—	4.0
Total investment assets at fair value	$8,056.9	$748.8	$7,278.7	$29.4

Limited partnerships measured at fair value using NAV based on an ownership interest in partners’ capital have not been included in the hierarchy tables. At March 31, 2021 and December 31, 2020, the fair values of these investments were $172.9 million and $172.8 million, respectively, approximately 2% of total investment assets.

The following tables provide, for each hierarchy level, the Company’s estimated fair values of financial instruments that were not carried at fair value:

	March 31, 2021
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$112.1	$112.1	$—	$—
Other investments	489.9	—	2.7	487.2
Total financial instruments	$602.0	$112.1	$2.7	$487.2

Liabilities:
Debt	$858.7	$—	$858.7	$—

	December 31, 2020
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$120.6	$120.6	$—	$—
Other investments	504.8	—	2.7	502.1
Total financial instruments	$625.4	$120.6	$2.7	$502.1

Liabilities:
Debt	$887.7	$—	$887.7	$—

The tables below provide reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fixed Maturities
(in millions)	Municipal	Corporate	Commercial mortgage- backed	Total	Equity and Other	Total Assets
Three Months Ended March 31, 2021
Balance January 1, 2021	$7.0	$0.5	$12.4	$19.9	$9.5	$29.4
Total gains (losses):
Included in total net realized and unrealized investment gains	—	—	—	—	0.1	0.1
Included in other comprehensive loss-net depreciation on available-for-sale securities	—	—	(0.4)	(0.4)	—	(0.4)
Sales	(0.8)	(0.1)	(0.2)	(1.1)	—	(1.1)
Balance March 31, 2021	$6.2	$0.4	$11.8	$18.4	$9.6	$28.0
Change in unrealized losses for the period included in other comprehensive loss for assets held at the end of the period	$—	$—	$(0.4)	$(0.4)	$—	$(0.4)

Three Months Ended March 31, 2020
Balance January 1, 2020	$12.1	$0.6	$12.7	$25.4	$5.6	$31.0
Total gains (losses):
Included in other comprehensive loss-net appreciation (depreciation) on available-for-sale securities	0.1	—	(0.4)	(0.3)	—	(0.3)
Sales	(0.8)	(0.1)	(0.5)	(1.4)	—	(1.4)
Balance March 31, 2020	$11.4	$0.5	$11.8	$23.7	$5.6	$29.3
Change in unrealized gains (losses) for the period included in other comprehensive loss for assets held at the end of the period	$0.1	$—	$(0.4)	$(0.3)	$—	$(0.3)

There were no transfers between Level 2 and Level 3, and there were no Level 3 liabilities held by the Company for the three months ended March 31, 2021 and 2020.

The following table provides quantitative information about the significant unobservable inputs used by the Company in the fair value measurements of Level 3 assets. Where discounted cash flows were used in the valuation of fixed maturities, the internally-developed discount rate was adjusted by the significant unobservable inputs shown in the table.

			March 31, 2021		December 31, 2020
	Valuation	Significant	Fair	Range	Fair	Range
(in millions)	Technique	Unobservable Inputs	Value	(Wtd Average)	Value	(Wtd Average)
Fixed maturities:
Municipal	Discounted cash flow	Discount for: Small issue size Credit stress	$6.2	0.7 - 6.8% (5.0%) 0.2% (0.2%)	$7.0	0.7 - 6.8% (5.0%) 0.2% (0.2%)
Corporate	Discounted cash flow	Discount for: Small issue size Above-market coupon	0.4	2.5% (2.5%) 0.3% (0.3%)	0.5	2.5% (2.5%) 0.3% (0.3%)
Commercial mortgage-backed	Discounted cash flow	Discount for: Small issue size Above-market coupon Lease structure Credit stress	11.8	1.9 - 3.1% (2.7%) 0.5% (0.5%) 0.3% (0.3%) —	12.4	1.9 - 3.1% (2.7%) 0.5% (0.5%) 0.3% (0.3%) 0.2% (0.2%)
Equity securities	Market comparables	Net tangible asset market multiples	1.2	1.0X (1.0X)	1.1	1.0X (1.0X)
	Internal price	Unadjusted price from financing round	4.4	5.60 (5.60)	4.4	5.60 (5.60)
Other	Discounted cash flow	Discount rate	4.0	16.2% (16.2%)	4.0	16.2% (16.2%)

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

5. Income Taxes

Income tax expense for the three months ended March 31, 2021 and 2020 has been computed using estimated annual effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect current estimates of the annual effective tax rates.

The tax provision was comprised of a U.S. federal income tax expense of $21.3 million and a benefit of $15.2 million for the three months ended March 31, 2021 and 2020, respectively.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions, and have previously filed in foreign jurisdictions. The Company and its subsidiaries are subject to U.S. federal and state income tax examinations and foreign examinations for years after 2016.

6. Pension Plans

The components of net periodic pension (benefit) cost for the defined benefit pension plans included in the Company’s results of operations are as follows:

	Three Months Ended March 31,
	2021	2020
(in millions)	Pension Plans
Interest cost	$3.7	$4.6
Expected return on plan assets	(4.6)	(5.6)
Recognized net actuarial loss	0.8	1.5
Net periodic pension (benefit) cost	$(0.1)	$0.5

7. Other Comprehensive Income (Loss)

The following tables provide changes in other comprehensive loss.

	Three Months Ended March 31,
	2021			2020
		Tax			Tax
		Benefit	Net of		Benefit	Net of
(in millions)	Pre-Tax	(Expense)	Tax	Pre-Tax	(Expense)	Tax
Changes in net unrealized gains (losses) on investment securities:
Net unrealized losses arising during period for those having no credit losses in Consolidated Statement of Income	$(234.1)	$49.2	$(184.9)	$(100.3)	$20.9	$(79.4)
Net unrealized losses arising during period for those having credit losses in Consolidated Statement of Income	—	—	—	(22.1)	4.7	(17.4)
Amount of (gains) losses realized from sales and other recognized in Consolidated Statement of Income	1.6	(2.2)	(0.6)	(3.1)	(1.2)	(4.3)
Amount of credit losses recognized in the Consolidated Statement of Income	—	—	—	6.4	(1.4)	5.0
Amount of additional impairment losses recognized in the Consolidated Statement of Income	—	—	—	16.3	(3.4)	12.9
Net unrealized losses	(232.5)	47.0	(185.5)	(102.8)	19.6	(83.2)
Pension and postretirement benefits:
Amortization of net actuarial losses recognized as net periodic benefit cost	0.8	(0.1)	0.7	1.5	(0.3)	1.2
Other comprehensive loss	$(231.7)	$46.9	$(184.8)	$(101.3)	$19.3	$(82.0)

Reclassifications out of accumulated other comprehensive income were as follows:

	Three Months Ended
	March 31,
(in millions)	2021	2020
	Amount Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income		Where Net Income (Loss) is Presented
Net unrealized gains (losses) on investment securities	$(1.6)	$3.1	Net realized gains (losses) from sales and other
	—	(22.2)	Impairment losses on investments
	(1.6)	(19.1)	Total before tax
	2.2	5.9	Tax benefit
	0.6	(13.2)	Continuing operations; net of tax
	—	(0.4)	Discontinued operations - life businesses
	0.6	(13.6)	Net of tax
Amortization of defined benefit pension and postretirement actuarial losses	(0.8)	(1.5)	Loss adjustment expenses and other operating expenses (1)
	0.1	0.3	Tax benefit
	(0.7)	(1.2)	Continuing operations; net of tax
Total reclassifications for the period	$(0.1)	$(14.8)	Expense reflected in income (loss), net of tax

(1)

The amount reclassified from accumulated other comprehensive income for the pension and postretirement benefits was allocated  approximately 40% to loss adjustment expenses and 60% to other operating expenses for the three months ended March 31, 2021 and 2020.

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

Summarized below is financial information with respect to the Company’s business segments.

	Three Months Ended
	March 31,
(in millions)	2021	2020
Operating revenues:
Commercial Lines	$748.3	$724.7
Personal Lines	493.3	488.5
Other	4.2	4.6
Total	1,245.8	1,217.8
Net realized and unrealized investment gains (losses)	37.5	(161.6)
Total revenues	$1,283.3	$1,056.2
Operating income (loss) before interest expense and income taxes:
Commercial Lines:
Underwriting income (loss)	$(49.3)	$10.4
Net investment income	51.8	46.4
Other expense	(0.3)	(2.2)
Commercial Lines operating income	2.2	54.6
Personal Lines:
Underwriting income	58.9	44.1
Net investment income	22.1	20.3
Other income	0.8	0.5
Personal Lines operating income	81.8	64.9
Other:
Underwriting loss	(0.3)	(3.3)
Net investment income	2.9	2.9
Other expense	(1.5)	(2.0)
Other operating income (loss)	1.1	(2.4)
Operating income before interest expense and income taxes	85.1	117.1
Interest on debt	(8.5)	(9.4)
Operating income before income taxes	76.6	107.7
Non-operating items:
Net realized and unrealized investment gains (losses)	37.5	(161.6)
Income (loss) from continuing operations before income taxes	$114.1	$(53.9)

The following table provides identifiable assets for the Company’s business segments and discontinued operations:

(in millions)	March 31, 2021	December 31, 2020
Property and Casualty Insurance Companies	$13,348.4	$13,333.5
Assets of discontinued businesses	99.6	110.2
Total	$13,448.0	$13,443.7

The Company reviews the assets of its Property and Casualty Insurance Companies collectively and does not allocate them between the Commercial Lines, Personal Lines and Other segments.

9. Stock-based Compensation

As of March 31, 2021, there were 1,980,405 shares and 2,329,534 shares available for grant under The Hanover Insurance Group 2014 Long-Term Incentive Plan and The Hanover Insurance Group 2014 Employee Stock Purchase Plan, respectively.

Compensation cost for the Company’s stock-based awards and the related tax benefits were as follows:

	Three Months Ended March 31,
(in millions)	2021	2020
Stock-based compensation expense	$5.6	$5.0
Tax benefit	(1.2)	(1.1)
Stock-based compensation expense, net of taxes	$4.4	$3.9

Stock Options

Information on the Company’s stock option activity for the three months ended March 31, 2021 and 2020 is summarized below.

	Three Months Ended March 31,
	2021		2020
(in whole shares and dollars)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	1,282,278	$93.64	1,121,559	$87.88
Granted	178,040	115.35	240,705	118.54
Exercised	(67,954)	80.96	(35,918)	79.40
Forfeited or cancelled	—	—	—	—
Outstanding, end of period	1,392,364	97.03	1,326,346	93.67

Restricted Stock Units

The Company currently issues time-based, market-based and performance-based restricted stock units to eligible employees, all of which generally vest after 3 years of continued employment.

The following tables summarize activity information about employee restricted stock units:

	Three Months Ended March 31,
	2021		2020
(in whole shares and dollars)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Time-based restricted stock units:
Outstanding, beginning of period	350,480	$116.37	335,166	$109.55
Granted	168,092	115.04	136,634	118.60
Vested	(109,667)	110.68	(78,773)	85.44
Forfeited	(7,388)	116.82	(2,861)	112.24
Outstanding, end of period	401,517	117.37	390,166	117.56
Performance-based and market-based restricted stock units:
Outstanding, beginning of period	97,043	$119.59	86,252	$110.70
Granted	62,143	114.66	54,415	105.10
Vested	(43,506)	122.27	(36,499)	80.26
Forfeited	—	—	—	—
Outstanding, end of period	115,680	115.93	104,168	118.45

In the first three months of 2021 and 2020, the Company granted market-based awards totaling 37,348 and 34,911, respectively, to certain members of senior management, which are included in the table above as performance and market-based restricted stock activity. The vesting of these stock units is based on the relative total shareholder return (“TSR”) of the Company. This metric is generally based on relative TSR for a three-year period as compared to a pre-selected group of property and casualty companies. The fair value of market-based awards was estimated at the date of grant using a valuation model. These units have the potential to range from 0% to 150% of the shares disclosed. Included in the amount granted above in 2021 and 2020 are 14,501 shares and 13,532 shares, respectively, related to market-based awards that achieved a payout in excess of 100%. These awards vested in the first quarters of 2021 and 2020, respectively.

The Company also granted performance-based restricted stock units in 2021 and 2020, totaling 21,401 and 19,504, respectively, which are based upon the Company’s achievement of return on equity objectives. These units have the potential to range from 0% to 150% of the shares disclosed, which varies based on grant year and individual participation level. Increases above the 100% target level are reflected as granted in the period in which performance-based stock unit goals are achieved. Decreases below the 100% target level are reflected as forfeited. There were no performance-based awards that vested in 2021 or 2020.

10. Earnings Per Share and Shareholders’ Equity Transactions

The following table provides weighted average share information used in the calculation of the Company’s basic and diluted earnings per share:

	Three Months Ended
	March 31,
(in millions, except per share data)	2021	2020
Basic shares used in the calculation of earnings per share	36.4	38.3
Dilutive effect of securities (1):
Employee stock options	0.3	—
Non-vested stock grants	0.2	—
Diluted shares used in the calculation of earnings per share	36.9	38.3
Per share effect of dilutive securities on income (loss) from continuing operations	$(0.03)	$—
Per share effect of dilutive securities on net income	$(0.04)	$—
(1)	Excludes 0.6 million shares due to antidilution that resulted from the Company having losses from continuing operations and net losses for the quarter ended March 31, 2020.

Diluted earnings per share for the three months ended March 31, 2021 and 2020 excludes 0.2 million and 0.4 million shares, respectively, issuable under the Company’s stock compensation plans because their effect would be antidilutive.

The Board of Directors has authorized a stock repurchase program which provides for aggregate repurchases of the Company’s common stock of up to $900 million, and under which the Company had approximately $78 million available at March 31, 2021. Under the repurchase authorization, the Company may repurchase, from time to time, common stock in amounts, at prices and at such times as the Company deems appropriate, subject to market conditions and other considerations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. The Company is not required to purchase any specific number of shares or to make purchases by any certain date under this program. On October 29, 2020, pursuant to the terms of an accelerated share repurchase agreement (the “October 2020 ASR”) the Company paid $100.0 million and received an initial delivery of approximately 0.8 million shares of its common stock, which was approximately 80% of the total number of shares expected to be repurchased under the October 2020 ASR. On January 29, 2021, the Company received approximately 45,000 shares of its common stock shares as final settlement of shares repurchased under the October 2020 ASR.

11. Liabilities for Outstanding Claims, Losses and Loss Adjustment Expenses

Reserve Rollforward and Prior Year Development

The Company regularly updates its reserve estimates as new information becomes available and further events occur which may impact the resolution of unsettled claims. Reserve adjustments are reflected in results of operations as adjustments to losses and loss adjustment expenses (“LAE”). Often these adjustments are recognized in periods subsequent to the period in which the underlying policy was written and loss event occurred. These types of subsequent adjustments are described as “prior years’ loss reserves.” Such development can be either favorable or unfavorable to the Company’s financial results and may vary by line of business. In this section, all amounts presented include catastrophe losses and LAE, unless otherwise indicated.

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses.

	Three Months Ended
	March 31,
(in millions)	2021	2020
Gross reserve for losses and LAE, beginning of period	$6,024.0	$5,654.4
Reinsurance recoverable on unpaid losses	1,641.6	1,574.8
Net reserve for losses and LAE, beginning of period	4,382.4	4,079.6
Net incurred losses and LAE in respect of losses occurring in:
Current year	789.5	730.2
Prior years	(8.2)	(2.0)
Total incurred losses and LAE	781.3	728.2
Net payments of losses and LAE in respect of losses occurring in:
Current year	178.5	174.6
Prior years	435.0	484.4
Total payments	613.5	659.0
Net reserve for losses and LAE, end of period	4,550.2	4,148.8
Reinsurance recoverable on unpaid losses	1,673.5	1,576.1
Gross reserve for losses and LAE, end of period	$6,223.7	$5,724.9

As a result of continuing trends in the Company’s business, reserves, including catastrophes, have been re-estimated for all prior accident years and were decreased by $8.2 million and $2.0 million in 2021 and 2020, respectively.

2021

For the three months ended March 31, 2021, net favorable loss and LAE development was $8.2 million. This was primarily due to lower than expected losses in the personal automobile line, driven by lower bodily injury and personal injury protection losses primarily in accident year 2020, and in the workers’ compensation line, primarily in accident years 2015 through 2017 and 2019.

2020

For the three months ended March 31, 2020, net favorable loss and LAE development was $2.0 million. Lower than expected losses in the workers’ compensation line, other commercial lines and homeowners line were partially offset by higher than expected losses in the commercial and personal automobile lines, commercial multiple peril line, and in the Company’s run-off voluntary assumed property and casualty reinsurance pools business. Within other commercial lines, lower than expected losses in the Company’s marine line and specialty industrial and commercial property lines were partially offset by higher than expected losses in the general liability lines. The higher than expected losses in the Company’s run-off voluntary assumed property and casualty reinsurance pools business was based on an updated third-party actuarial study received in the first quarter of 2020 for the Excess and Casualty Reinsurance Association (“ECRA”) pool that primarily consists of asbestos and environmental exposures.

12. Commitments and Contingencies

Legal Proceedings

The Company has been named a defendant in various legal proceedings arising in the normal course of business. In addition, the Company is involved, from time to time, in examinations, investigations and proceedings by governmental and self-regulatory agencies. The potential outcome of any such action or regulatory proceedings in which the Company has been named a defendant or the subject of an inquiry or investigation, and its ultimate liability, if any, from such actions or regulatory proceedings, is difficult to predict at this time. The ultimate resolutions of such proceedings are not expected to have a material effect on its financial position, although they could have a material effect on the results of operations for a particular quarterly or annual period.

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

13. Subsequent Events

There were no subsequent events requiring adjustment to the financial statements and no additional disclosure required in the notes to the consolidated financial statements.

PART I

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist readers in understanding the interim consolidated results of operations and financial condition of The Hanover Insurance Group, Inc. and its subsidiaries (“THG”). Consolidated results of operations and financial condition are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes included elsewhere in this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2021.

Results of operations include the accounts of The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America (“Citizens”), our principal property and casualty insurance companies, and other insurance and non-insurance subsidiaries. Our results of operations also include the results of our discontinued operations, consisting of our accident and health and former life insurance businesses.

Executive Overview

Business operations consist of three operating segments: Commercial Lines, Personal Lines and Other.

Our strategy, which focuses on the independent agency distribution channel, supports THG’s commitment to our customers and to our agency partners. It is designed to generate profitable growth by leveraging the strengths of our distribution approach, including expansion of our agency footprint in underpenetrated geographies, as warranted. As part of that strategy, we have increased our capabilities in specialty markets and made investments designed to develop growth solutions for our agency distribution channel and meet the needs of our customers. Our goal is to grow responsibly in all of our businesses, while managing volatility.

The outbreak of the novel coronavirus, also known as COVID-19, and subsequent global pandemic (“Pandemic”) has significantly impacted the U.S. and global financial markets and economies since March 2020. Circumstances relating to the Pandemic are unprecedented in scope and impact, continue to evolve, and are complex and uncertain.  Our investment portfolio was affected by the deterioration in investment markets during March 2020, as well as the volatility in the subsequent months. In addition, we experienced both favorable and adverse effects from the Pandemic on our underwriting results and operations, as well as our financial condition, during the period from March 2020 through March 2021. We continue to believe that the Pandemic’s impacts on our near-term results should be manageable. However, the severity, duration and long-term impacts of the Pandemic may affect the property and casualty insurance industry, our business, and our financial results over the intermediate and long-term. (See “Contingencies and Regulatory Matters” and “Item 1A – Risk Factors” for further discussion).

During the three months ended March 31, 2021, our net income was $92.7 million, compared to a net loss of $40.0 million for the three months ended March 31, 2020, an increase of $132.7 million, primarily due to changes in the fair value of equity securities and, to a lesser extent, prior year impairments on fixed income securities, partially offset by a decrease in operating income.

Operating income before interest expense and income taxes (a non-GAAP financial measure; see also “Results of Operations – Consolidated – Non-GAAP Financial Measures”) was $85.1 million for the three months ended March 31, 2021, compared to $117.1 million for the three months ended March 30, 2020, a decrease of $32.0 million. This decrease was primarily due to higher catastrophe losses, partially offset by lower non-catastrophe current accident year losses, primarily in our personal automobile and commercial multiple peril lines and, to a lesser extent, higher net investment income.

Pre-tax catastrophe losses were $133.3 million for the three months ended March 31, 2021, compared to $37.9 million during the same period of 2020. The increase of $95.4 million was primarily due to freeze events in Texas and surrounding states impacting our commercial property lines.  Net favorable development on prior years’ loss and loss adjustment expense (“LAE”) reserves (“prior years’ loss reserves”) was $8.2 million for the three months ended March 31, 2021, compared to $2.0 million for the three months ended March 31, 2020.

Commercial Lines

Our account-focused approach to the small commercial market, distinctiveness in the middle market, and continued development of specialty lines provides us with a diversified portfolio of products and delivers significant value to agents and policyholders. We continue to pursue our core strategy of developing strong partnerships with agents, enhanced franchise value through selective distribution, distinctive products and coverages, and through continued investment in industry segmentation. Net premiums written increased 7.0% in the first three months of 2021, compared to the same period in 2020, primarily due to pricing increases.

Underwriting results declined in the first three months of 2021, primarily due to higher catastrophe losses, partially offset by lower non-catastrophe current accident year losses in our commercial multiple peril and commercial automobile lines. The competitive nature of the Commercial Lines market requires us to be highly disciplined in our underwriting process to ensure that we write business at acceptable margins, and we continue to seek rate increases across many lines of business. Due to uncertainty caused by the Pandemic, there is a level of uncertainty in our ability to grow our business and maintain or improve our underwriting profitability in this environment.

Personal Lines

Personal Lines focuses on partnering with high quality, value-oriented agencies that deliver consultative selling to customers and stress the importance of account rounding (the conversion of single policy customers to accounts with multiple policies and/or additional coverages, to address customers’ broader objectives). Approximately 86% of our policies in force have been issued to customers with multiple policies and/or coverages with us. We are focused on seeking profitable growth opportunities, building a distinctive position in the market in order to meet our customers’ needs and diversifying geographically. We continue to seek appropriate rate increases that meet or exceed underlying loss cost trends, subject to regulatory and competitive considerations. Due to uncertainty caused by the Pandemic, there is a level of uncertainty in our ability to grow our business and maintain or improve our underwriting profitability in this environment.

Net premiums written increased by 2.2% in the first three months of 2021, compared to the same period in 2020. The modest premium growth reflects rate increases, partially offset by lower policies in force. Underwriting results improved in the first three months of 2021, primarily due to lower non-catastrophe current accident year losses in our personal automobile line, partially offset by higher large losses in our homeowners line. The lower personal automobile losses were due to fewer accidents and decreased claim activity resulting from changes in driving patterns as a result of the Pandemic.

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

Results of Operations – Consolidated

Consolidated net income for the three months ended March 31, 2021 was $92.7 million, compared to a net loss of $40.0 million for the three months ended March 31, 2020, an increase of $132.7 million. The increase in consolidated net income (loss) was primarily a result of $31.4 million of after-tax net realized and unrealized investment gains in 2021 as compared to $125.5 million of after-tax net realized and unrealized investment losses in 2020, a change of $156.9 million. This change was primarily related to the change in fair value of equity securities and, to a lesser extent, a decrease in impairment losses on investments. Partially offsetting this increase was lower operating income before interest expense and income taxes for the three months ended March 31, 2021. Operating income before interest expense and income taxes decreased $32.0 million primarily due to higher catastrophe losses, partially offset by lower non-catastrophe current accident year losses, and, to a lesser extent, higher net investment income.

The following table reflects operating income (loss) before interest expense and income taxes for each operating segment and a reconciliation to consolidated net income (loss) from operating income before interest expense and income taxes (a non-GAAP measure).

	Three Months Ended
	March 31,
(in millions)	2021	2020
Operating income (loss) before interest expense and income taxes:
Commercial Lines	$2.2	$54.6
Personal Lines	81.8	64.9
Other	1.1	(2.4)
Operating income before interest expense and income taxes	85.1	117.1
Interest expense on debt	(8.5)	(9.4)
Operating income before income taxes	76.6	107.7
Income tax expense on operating income	(15.2)	(20.9)
Operating income	61.4	86.8
Non-operating items:
Net realized and unrealized investment gains (losses)	37.5	(161.6)
Income tax benefit (expense) on non-operating items	(6.1)	36.1
Income (loss) from continuing operations, net of taxes	92.8	(38.7)
Discontinued operations (net of taxes):
Loss from discontinued life businesses	(0.1)	(1.3)
Net income (loss)	$92.7	$(40.0)

Non-GAAP Financial Measures

In addition to consolidated net income, discussed above, we assess our financial performance based upon pre-tax “operating income,” and we assess the operating performance of each of our three operating segments based upon the pre-tax operating income (loss) generated by each segment. As reflected in the table above, operating income before interest expense and income taxes excludes interest expense on debt and certain other items which we believe are not indicative of our core operations, such as net realized and unrealized investment gains and losses. Such gains and losses are excluded since they are determined by interest rates, financial markets and the timing of sales. Also, operating income before interest expense and income taxes excludes net gains and losses on disposals of businesses, gains and losses related to the repayment of debt, discontinued operations, costs to acquire businesses, restructuring costs, the cumulative effect of accounting changes and certain other items. Although the items excluded from operating income before interest expense and income taxes are important components in understanding and assessing our overall financial performance, we believe a discussion of operating income before interest expense and income taxes enhances an investor’s understanding of our results of operations by highlighting net income (loss) attributable to the core operations of the business. However, operating income before interest expense and income taxes, which is a non-GAAP measure, should not be construed as a substitute for income before income taxes or income from continuing operations, and operating income should not be construed as a substitute for net income (loss).

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

The following table summarizes the results of operations for the periods indicated:

	Three Months Ended
	March 31,
(in millions)	2021	2020
Operating revenues
Net premiums written	$1,196.1	$1,136.9
Net premiums earned	1,161.8	$1,141.4
Net investment income	76.8	69.6
Other income	7.2	6.8
Total operating revenues	1,245.8	1,217.8
Losses and operating expenses
Losses and LAE	781.3	728.2
Amortization of deferred acquisition costs	240.3	236.9
Other operating expenses	139.1	135.6
Total losses and operating expenses	1,160.7	1,100.7
Operating income before interest expense and income taxes	$85.1	$117.1

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Operating income before interest expense and income taxes was $85.1 million for the three months ended March 31, 2021, compared to $117.1 million for the three months ended March 31, 2020, a decrease of $32.0 million. This decrease was primarily due to higher catastrophe losses in our commercial property lines, partially offset by lower non-catastrophe current accident year losses, primarily in our personal automobile and commercial multiple peril lines and, to a lesser extent, higher net investment income.

Net premiums written increased $59.2 million in the three months ended March 31, 2021, compared to the three months ended March 31, 2020, due to growth in both our Commercial and Personal Lines segments.

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

	Three Months Ended March 31, 2021
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$884.0	$757.4	$692.9	17.1	72.8	34.1	106.9
Personal Lines	453.6	438.7	468.9	3.1	59.0	28.0	87.0
Total	$1,337.6	$1,196.1	$1,161.8	11.5	67.2	31.6	98.8

	Three Months Ended March 31, 2020
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$830.5	$707.6	$675.9	3.5	64.2	34.0	98.2
Personal Lines	458.4	429.3	465.5	3.0	62.5	27.5	90.0
Total	$1,288.9	$1,136.9	$1,141.4	3.3	63.8	31.4	95.2

The following table summarizes net premiums written, and loss and LAE and catastrophe loss ratios by line of business for the Commercial Lines and Personal Lines segments. Loss and LAE and catastrophe loss ratios include prior year reserve development.

	Three Months Ended March 31,
	2021			2020
(dollars in millions)	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios
Commercial Lines:
Commercial multiple peril	$242.5	96.8	39.6	$234.9	74.0	6.4
Commercial automobile	92.2	59.3	(0.1)	89.9	72.0	0.2
Workers’ compensation	97.2	56.5	—	96.9	54.7	—
Other commercial	325.5	62.3	9.2	285.9	56.6	3.2
Total Commercial Lines	$757.4	72.8	17.1	$707.6	64.2	3.5
Personal Lines:
Personal automobile	$280.7	58.4	0.2	$279.4	68.6	0.6
Homeowners	143.1	62.0	8.6	137.6	54.2	7.7
Other personal	14.9	38.6	—	12.3	27.7	1.5
Total Personal Lines	$438.7	59.0	3.1	$429.3	62.5	3.0

The following table summarizes U.S. GAAP underwriting results for the Commercial Lines, Personal Lines and Other segments and reconciles them to operating income (loss) before interest expense and income taxes.

	Three Months Ended March 31,
	2021				2020
(in millions)	Commercial Lines	Personal Lines	Other	Total	Commercial Lines	Personal Lines	Other	Total
Underwriting profit, excluding prior year reserve development and catastrophes	$66.2	$68.2	$—	$134.4	$30.5	$56.6	$—	$87.1
Prior year favorable (unfavorable) loss and LAE reserve development on non-catastrophe losses	3.3	5.2	(0.3)	8.2	3.7	1.6	(3.3)	2.0
Prior year favorable (unfavorable) catastrophe development	—	—	—	—	3.3	(3.3)	—	—
Current year catastrophe losses	(118.8)	(14.5)	—	(133.3)	(27.1)	(10.8)	—	(37.9)
Underwriting profit (loss)	(49.3)	58.9	(0.3)	9.3	10.4	44.1	(3.3)	51.2
Net investment income	51.8	22.1	2.9	76.8	46.4	20.3	2.9	69.6
Fees and other income	3.6	2.3	1.3	7.2	2.4	2.7	1.7	6.8
Other operating expenses	(3.9)	(1.5)	(2.8)	(8.2)	(4.6)	(2.2)	(3.7)	(10.5)
Operating income (loss) before interest expense and income taxes	$2.2	$81.8	$1.1	$85.1	$54.6	$64.9	$(2.4)	$117.1

Commercial Lines

Commercial Lines net premiums written were $757.4 million for the three months ended March 31, 2021, compared to $707.6 million for the three months ended March 31, 2020. This $49.8 million increase was primarily driven by pricing increases and strong retention.

Commercial Lines underwriting loss for the three months ended March 31, 2021 was $49.3 million, compared to underwriting profit of $10.4 million for the three months ended March 31, 2020, a decrease of $59.7 million. Catastrophe losses for the three months ended March 31, 2021 were $118.8 million, compared to $23.8 million for the three months ended March 31, 2020. The $95.0 million increase was primarily due to freeze events in Texas and surrounding states associated with record low temperatures. Net favorable development on prior year’s loss reserves for the three months ended March 31, 2021 was $3.3 million, compared to $3.7 million for the three months ended March 31, 2020, a decrease of $0.4 million.

Commercial Lines current accident year underwriting profit, excluding catastrophes, was $66.2 million for the three months ended March 31, 2021, compared to $30.5 million for the three months ended March 31, 2020. This $35.7 million increase was primarily driven by lower non-catastrophe current accident year losses, primarily in our commercial multiple peril and commercial automobile lines. The lower current accident year losses in commercial multiple peril reflect a single $12.6 million large property loss in 2020.

Our property per risk excess of loss reinsurance treaty incepts annually on July 1st and includes a $10 million annual aggregate deductible for the $10 million excess of $10 million layer. As the 2020 large loss was the first to impact this layer of coverage in the treaty year, we retained $10 million of this large commercial multiple peril property loss to satisfy this deductible for the layer. The lower commercial automobile losses were due to fewer accidents and decreased claim activity resulting from changes in driving patterns as a result of the Pandemic. Additionally, the Commercial Lines current accident year losses and LAE also reflected a reserve provision for COVID-19 related exposures in 2020.

We continue to manage underwriting performance through increased rates, pricing segmentation, specific underwriting actions and targeted new business growth. Our ability to achieve overall rate increases is affected by many factors, including regulatory activity and the current competitive pricing environment, particularly within the workers’ compensation line. Due to uncertainty caused by the Pandemic, there is a level of uncertainty in our ability to grow our business and maintain or improve our underwriting profitability in this environment. The extent and duration of the Pandemic's future disruption to our businesses are unknown and may result in continued moderation in claims volumes due to a reduction in business activity and reduced premium levels.

Personal Lines

Personal Lines net premiums written were $438.7 million for the three months ended March 31, 2021, compared to $429.3 million for the three months ended March 31, 2020. The premium growth of $9.4 million was primarily driven by rate increases, partially offset by lower policies in force.

Net premiums written in the personal automobile line of business for the three months ended March 31, 2021 were $280.7 million, compared to $279.4 million for the three months ended March 31, 2020, an increase of $1.3 million. Personal automobile policies in force decreased by 2.7%.  Net premiums written in the homeowners line of business for the three months ended March 31, 2021 were $143.1 million, compared to $137.6 million for the three months ended March 31, 2020, an increase of $5.5 million. Homeowners policies in force decreased by 0.9%.

Personal Lines underwriting profit for the three months ended March 31, 2021 was $58.9 million, compared to $44.1 million for the three months ended March 31, 2020, an increase of $14.8 million. Catastrophe losses for the three months ended March 31, 2021 were $14.5 million, compared to $14.1 million for the three months ended March 31, 2020, an increase of $0.4 million. Net favorable development on prior year’s loss reserves for the three months ended March 31, 2021 was $5.2 million, compared to $1.6 million for the three months ended March 31, 2020, an increase of $3.6 million.

Personal Lines current accident year underwriting profit, excluding catastrophes, was $68.2 million for the three months ended March 31, 2021, compared to $56.6 million for the three months ended March 31, 2020. This $11.6 million increase was primarily due to lower current accident year losses in our personal automobile line, partially offset by higher large losses in our homeowners line. The lower personal automobile losses were due to fewer accidents and decreased claim activity resulting from changes in driving patterns as a result of the Pandemic.

We have been able to obtain rate increases in our Personal Lines markets and believe that our ability to obtain increases will continue over the long term. Our ability to maintain Personal Lines net premiums written may be affected, however, by price competition, and regulatory and legal activity and developments. See “Contingencies and Regulatory Matters.” Additionally, these factors along with weather-related loss volatility may also affect our ability to maintain and improve underwriting results. We monitor these trends and consider them in our rate actions. Due to uncertainty caused by the Pandemic, there is a level of uncertainty in our ability to retain or grow our business, and maintain or improve our underwriting profitability in this environment.

Other

Our Other segment had operating income of $1.1 million for the three months ended March 31, 2021, compared to an operating loss of $2.4 million for the three months ended March 31, 2020, a favorable change of $3.5 million. This change is primarily due to prior year’s results including a $3.3 million reserve increase, based on the receipt of an updated third-party actuarial study for the legacy Excess and Casualty Reinsurance Association (“ECRA”) pool.

Reserve for Losses and Loss Adjustment Expenses

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses.

	Three Months Ended
	March 31,
(in millions)	2021	2020
Gross reserve for losses and LAE, beginning of period	$6,024.0	$5,654.4
Reinsurance recoverable on unpaid losses	1,641.6	1,574.8
Net reserve for losses and LAE, beginning of period	4,382.4	4,079.6
Net incurred losses and LAE in respect of losses occurring in:
Current year	789.5	730.2
Prior year non-catastrophe loss development	(8.2)	(2.0)
Total incurred losses and LAE	781.3	728.2
Net payments of losses and LAE in respect of losses occurring in:
Current year	178.5	174.6
Prior years	435.0	484.4
Total payments	613.5	659.0
Net reserve for losses and LAE, end of period	4,550.2	4,148.8
Reinsurance recoverable on unpaid losses	1,673.5	1,576.1
Gross reserve for losses and LAE, end of period	$6,223.7	$5,724.9

The table below summarizes the gross reserve for losses and LAE by line of business.

	March 31,	December 31,
(in millions)	2021	2020
Commercial multiple peril	$1,288.5	$1,211.0
Workers’ compensation	710.0	699.4
Commercial automobile	459.4	454.8
Other commercial lines:
Hanover Programs	565.7	565.3
Management and professional liability	356.9	340.8
Monoline general liability	287.1	280.3
Umbrella	246.2	230.2
Specialty industrial and commercial property	111.7	76.9
Surety	103.3	93.6
Marine	99.9	94.0
Other lines	27.2	29.5
Total other commercial lines	1,798.0	1,710.6
Total Commercial Lines	4,255.9	4,075.8
Personal automobile	1,669.5	1,670.3
Homeowners and other personal	257.9	237.5
Total Personal Lines	1,927.4	1,907.8
Total Other Segment	40.4	40.4
Total loss and LAE reserves	$6,223.7	$6,024.0

“Other commercial lines – Other lines” in the table above is primarily comprised of fidelity and crime lines of business. Loss and LAE reserves in our “Total Other Segment” relate to our run-off voluntary assumed property and casualty reinsurance pools business.

The following table summarizes prior year (favorable) unfavorable development for the periods indicated:

	Three Months Ended March 31,
	2021			2020
(in millions)	Loss & LAE	Catastrophe	Total	Loss & LAE	Catastrophe	Total
Commercial Lines	$(3.3)	$—	$(3.3)	$(3.7)	$(3.3)	$(7.0)
Personal Lines	(5.2)	—	(5.2)	(1.6)	3.3	1.7
Other Segment	0.3	—	0.3	3.3	—	3.3
Total prior year favorable development	$(8.2)	$—	$(8.2)	$(2.0)	$—	$(2.0)

It is not possible to know whether the factors that affected loss reserves in the first three months of 2021 will also occur in future periods. We encourage you to read our 2020 Annual Report on Form 10-K for more information about our reserving process and the judgments, uncertainties and risks associated therewith.

Catastrophe Loss Development

For the three months ended March 31, 2021 and 2020, catastrophe loss development was zero in both periods.

2021 Loss and LAE Development, excluding catastrophes

For the three months ended March 31, 2021, net favorable loss and LAE development, excluding catastrophes, was $8.2 million primarily due to lower than expected losses in the personal automobile line, driven by lower bodily injury and personal injury protection losses primarily in accident year 2020, and in the workers’ compensation line, primarily in accident years 2015 through 2017 and 2019.

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

Reinsurance Recoverables

Reinsurance recoverables were $1,882.9 million and $1,874.3 million at March 31, 2021 and December 31, 2020, respectively, of which $60.5 million and $88.4 million, respectively, represent billed recoverables. A reinsurance recoverable is billed after an eligible reinsured claim is paid by an insurer. Billed reinsurance recoverables related to the Michigan Catastrophic Claims Association (the “MCCA”) were $36.1 million and $35.5 million at March 31, 2021 and December 31, 2020, respectively, and billed non-MCCA reinsurance recoverables totaled $24.4 million and $52.9 million at March 31, 2021 and December 31, 2020, respectively. At March 31, 2021, $0.2 million of the billed non-MCCA recoverables were outstanding greater than 90 days, whereas at December 31, 2020, there were no balances outstanding greater than 90 days.

Investments

Investment Results

Net investment income before income taxes was as follows:

	Three Months Ended March 31,
(dollars in millions)	2021	2020
Fixed maturities	$54.5	$56.2
Limited partnerships	15.1	6.6
Mortgage loans	5.4	4.3
Equity securities	3.8	3.8
Other investments	0.7	0.9
Investment expenses	(2.7)	(2.2)
Net investment income	$76.8	$69.6
Earned yield, fixed maturities	3.11%	3.45%
Earned yield, total portfolio	3.74%	3.60%

The increase in net investment income for the three months ended March 31, 2021 was primarily due to higher limited partnership income, the continued investment of operational cash flows and higher mortgage loan income, partially offset by the impact of lower new money yields. Higher income from our limited partnerships primarily reflects increased market valuation due to positive valuation changes in the funds’ equity holdings and certain successful fund investments. We expect average fixed income yields to continue to decline as new money rates remain lower than our embedded book yield.

Investment Portfolio

We held cash and investment assets diversified across several asset classes, as follows:

	March 31, 2021		December 31, 2020
(dollars in millions)	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
Fixed maturities, at fair value	$7,370.3	82.7%	$7,454.4	83.2%
Equity securities, at fair value	641.0	7.2	598.5	6.7
Mortgage and other loans	442.1	4.9	467.6	5.2
Other investments	351.1	3.9	325.6	3.6
Cash and cash equivalents	112.1	1.3	120.6	1.3
Total cash and investments	$8,916.6	100.0%	$8,966.7	100.0%

Cash and Investments

Total cash and investments decreased $50.1 million, or less than 1%, for the three months ended March 31, 2021 as compared to December 31, 2020. This decrease was primarily due to market value depreciation and the funding of financing activities, including our stock repurchases and dividend payments, partially offset by the continued investment of operational cash flows.

The following table provides information about the investment types of our fixed maturities portfolio:

	March 31, 2021
(in millions) Investment Type	Amortized Cost, Net of Allowance for Credit Losses	Fair Value	Net Unrealized Gains (Losses)	Change in Net Unrealized For the Year
U.S. Treasury and government agencies	$360.7	$359.7	$(1.0)	$(16.6)
Foreign government	2.2	2.6	0.4	(0.1)
Municipals:
Taxable	1,015.0	1,040.9	25.9	(34.0)
Tax-exempt	31.3	32.2	0.9	(0.8)
Corporate	3,908.6	4,115.2	206.6	(134.8)
Asset-backed:
Residential mortgage-backed	981.5	994.2	12.7	(19.8)
Commercial mortgage-backed	722.8	756.5	33.7	(20.9)
Asset-backed	67.0	69.0	2.0	(0.6)
Total fixed maturities	$7,089.1	$7,370.3	$281.2	$(227.6)

The decrease in net unrealized gains on fixed maturities was primarily due to higher prevailing interest rates.

Amortized cost and fair value by rating category were as follows:

		March 31, 2021			December 31, 2020
(dollars in millions) NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost, Net of Allowance for Credit Losses	Fair Value	% of Total Fair Value	Amortized Cost, Net of Allowance for Credit Losses	Fair Value	% of Total Fair Value
1	Aaa/Aa/A	$4,549.7	$4,709.3	63.9%	$4,590.6	$4,894.2	65.7%
2	Baa	2,244.1	2,351.6	31.9	2,075.6	2,258.9	30.3
3	Ba	177.4	185.1	2.5	162.3	173.6	2.3
4	B	111.5	117.1	1.6	109.3	118.3	1.6
5	Caa and lower	6.4	7.1	0.1	7.3	7.7	0.1
6	In or near default	—	0.1	—	0.5	1.7	—
Total fixed maturities		$7,089.1	$7,370.3	100.0%	$6,945.6	$7,454.4	100.0%

Based on ratings by the National Association of Insurance Commissioners (“NAIC”), approximately 96% of the fixed maturity portfolio consisted of investment grade securities at March 31, 2021 and December 31, 2020. The quality of our fixed maturity portfolio remains strong based on ratings, capital structure position, support through guarantees, underlying security, issuer diversification and yield curve position.

Our investment portfolio primarily consists of fixed maturity securities whose fair value is susceptible to market risk, including interest rate changes. See also “Quantitative and Qualitative Disclosures about Market Risk” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2020 Annual Report on Form 10-K. Duration is a measurement used to quantify our inherent interest rate risk and analyze invested assets relative to our reserve liabilities.

The duration of our fixed maturity portfolio was as follows:

	March 31, 2021			December 31, 2020
(dollars in millions) Duration	Amortized Cost, Net of Allowance for Credit Losses	Fair Value	% of Total Fair Value	Amortized Cost, Net of Allowance for Credit Losses	Fair Value	% of Total Fair Value
0-2 years	$1,167.0	$1,202.8	16.3%	$1,460.6	$1,510.5	20.3%
2-4 years	1,650.7	1,766.9	24.0	1,738.4	1,872.5	25.1
4-6 years	1,742.6	1,859.0	25.2	1,570.0	1,734.0	23.3
6-8 years	1,200.8	1,249.9	17.0	1,016.6	1,134.0	15.2
8-10 years	1,024.6	991.2	13.4	812.2	837.8	11.2
10+ years	303.4	300.5	4.1	347.8	365.6	4.9
Total fixed maturities	$7,089.1	$7,370.3	100.0%	$6,945.6	$7,454.4	100.0%
Weighted average duration		5.0			4.8

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

Mortgage and other loans consist primarily of commercial mortgage loan participations which represent our interest in commercial mortgage loans originated by a third party. We share, on a pro-rata basis, in all related cash flows of the underlying mortgage loans, which are primarily investment-grade quality and diversified by geographic area and property type.

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

Impairments

For the three months ended March 31, 2021, we did not recognize any impairments. For the three months ended March 31, 2020, we recognized $28.5 million of impairments, consisting primarily of $22.2 million on fixed maturities and $4.8 million on mortgage loans. Impairments on fixed maturities included $16.0 million categorized as intend-to-sell and $6.2 million of credit-related losses.

At March 31, 2021 and December 31, 2020, the allowance for credit loses on mortgage loans was $7.9 million. There was no allowance for credit losses on available-for-sale securities as of March 31, 2021, compared to an allowance of $0.1 million at December 31, 2020.

The carrying values of fixed maturity securities on non-accrual status at March 31, 2021 and December 31, 2020 were not material. The effects of non-accruals for the three months ended March 31, 2021 and 2020, compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities, were also not material. Any defaults in the fixed maturities portfolio in future periods may negatively affect investment income.

Unrealized Losses

Gross unrealized losses on fixed maturities at March 31, 2021 were $58.1 million, an increase of $54.8 million compared to December 31, 2020, primarily attributable to higher interest rates. At March 31, 2021, gross unrealized losses consisted primarily of $20.9 million on corporate fixed maturities, $12.1 million on U. S. government securities, $11.7 million on municipals and $10.4 million on residential mortgage-backed securities.  See Note 3 – “Investments” in the Notes to Interim Consolidated Financial Statements.

We view gross unrealized losses on fixed maturities as non-credit related since it is our assessment that these securities will recover, allowing us to realize their anticipated long-term economic value. Further, we do not intend to sell, nor is it more likely than not we will be required to sell, such debt securities before this expected recovery of amortized cost (See also “Liquidity and Capital Resources”). Inherent in our assessment are the risks that market factors may differ from our expectations; the global economic recovery following the Pandemic takes longer than current expectations; we may decide to subsequently sell a security for unforeseen business needs; or changes in the credit assessment from our original assessment may lead us to determine that a sale at the current value would maximize recovery on such investments. To the extent that there are such adverse changes, an impairment would be recognized as a realized loss. Although unrealized losses on fixed maturities are not reflected in the results of financial operations until they are realized, the fair value of the underlying investment, which does reflect the unrealized loss, is reflected in our Consolidated Balance Sheets.

The following table sets forth gross unrealized losses for fixed maturities by maturity period at March 31, 2021 and December 31, 2020. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers.

	March 31,	December 31,
(in millions)	2021	2020
Due after one year through five years	$0.1	—
Due after five years through ten years	21.0	0.5
Due after ten years	23.6	2.0
	44.7	2.5
Mortgage-backed and asset-backed securities	13.4	0.8
Total fixed maturities	$58.1	$3.3

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

Signs of an economic recovery in the U.S. continue to build as COVID-19 vaccinations gain momentum, Federal Reserve monetary policy remains accommodative and approval of a third COVID-19 relief plan, the $1.9 trillion American Rescue Plan, begins to make an impact. Vaccination rates have recently exceeded 3 million doses per day in the U.S. and, while infection rates and virus mutations are still of concern, projected trends have allowed state and local governments to begin the process of gradual re-openings. Unemployment rates remain elevated and while the U.S. government and its agencies have taken extraordinary measures to stabilize the economy through fiscal and monetary policy actions which have muted typical recessionary dynamics, the recovery in the labor market has been uneven. It is unclear whether such actions will be sufficient to support continued economic recovery in the intermediate term, and what long-term effects such unprecedented events will ultimately have on our investment portfolio.

Due to the Pandemic, global monetary policies remain extremely accommodative in support of financial market stability. Major central banks have lowered interest rates, relaxed collateral requirements and instituted various asset purchase programs to stabilize financial markets and support economic growth. In the U.S., for example, the Federal Reserve (the “Fed”) is maintaining its federal funds target range at 0% to 0.25% and is purchasing unprecedented quantities of assets. The Fed noted that continuation of these policies will need to balance the dual mandate of maximum employment and price stability should inflationary expectations increase, or should other economic conditions change, such as public health and the labor market.

Fundamental conditions in certain corporate sectors remain challenging, such as the energy sector which faces a decline in global demand, and the lodging, restaurant and transportation services subsectors which have been directly impacted by the Pandemic. We may experience defaults on fixed income securities, particularly with respect to non-investment grade debt securities. Although we perform rigorous credit analysis of our fixed income investments, it is difficult to foresee which issuers, industries or markets will be most affected. As a result, the value of our fixed maturity portfolio could change rapidly in ways we cannot currently anticipate, and we could incur additional realized and unrealized losses in future periods.

Other Items

Net income also included the following items:

	Three Months Ended March 31,
(in millions)	Commercial Lines	Personal Lines	Other	Discontinued Operations	Total
2021
Net realized and unrealized investment gains	$26.1	$11.2	$0.2	$—	$37.5
Discontinued life businesses	—	—	—	(0.1)	(0.1)

2020
Net realized and unrealized investment gains (losses)	$(113.8)	$(47.9)	$0.1	$—	$(161.6)
Discontinued life businesses	—	—	—	(1.3)	(1.3)

We manage investment assets for our Commercial Lines, Personal Lines and Other segments based on the requirements of our combined property and casualty insurance companies. We allocate the investment income, expenses and realized gains and losses to our Commercial Lines, Personal Lines and Other segments based on actuarial information related to the underlying businesses.

Net realized and unrealized investment gains were $37.5 million for the three months ended March 31, 2021, compared to net realized and unrealized investment losses of $161.6 million for the three months ended March 31, 2020. For the three months ended March 31, 2021, net realized and unrealized investment gains were primarily due to changes in the fair value of equity securities. For the three months ended March 31, 2020, net realized and unrealized investment gains (losses) were primarily due to changes in the fair value of equity securities and, to a lesser extent, from impairment losses on investments.

Discontinued operations include our discontinued accident and health and life businesses. Losses of $0.1 million and $1.3 million for the three months ended March 31, 2021 and 2020, respectively, primarily reflect adverse loss trends related to the long-term care pool.

Income Taxes

We file a consolidated U.S. federal income tax return that includes our holding company and its domestic subsidiaries (including non-insurance operations).

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

The provision for income taxes from continuing operations was an expense of $21.3 million and a benefit of $15.2 million for the three months ended March 31, 2021 and 2020, respectively. These provisions resulted in consolidated effective federal tax rates of 18.7% and 28.2% for the three months ended March 31, 2021 and 2020, respectively. These provisions reflect benefits related to tax planning strategies implemented in prior years of $1.9 million in both of the three months ended March 31, 2021 and 2020. In addition, these provisions also included excess tax benefits related to stock-based compensation of $1.0 million and $1.9 million for the three months ended March 31, 2021 and 2020, respectively. Absent these items, the provision for income taxes would have been an expense of $24.2 million and a benefit of $11.4 million for the three months ended March 31, 2021 and 2020, respectively, or 21.2% for both periods.

The income tax provision on operating income was an expense of $15.2 million and $20.9 million for the three months ended March 31, 2021 and 2020, respectively. These provisions resulted in effective tax rates for operating income of 19.8% and 19.4% for the three months ended March 31, 2021 and 2020, respectively. These provisions included excess tax benefits related to stock-based compensation of $1.0 million and $1.9 million for the three months ended March 31, 2021 and 2020, respectively. Absent this item, the provision for income taxes would have been an expense of $16.2 million, or 21.1%, and $22.8 million, or 21.2%, for the three months ended March 31, 2021 and 2020, respectively.

Critical Accounting Estimates

Interim consolidated financial statements have been prepared in conformity with U.S. GAAP and include certain accounting policies that we consider to be critical due to the amount of judgment and uncertainty inherent in the application of those policies. While we believe that the amounts included in our consolidated financial statements reflect our best judgment, the use of different assumptions could produce materially different accounting estimates. As disclosed in our 2020 Annual Report on Form 10-K, we believe the following accounting estimates are critical to our operations and require the most subjective and complex judgment:

•	Reserve for losses and loss expenses
•	Reinsurance recoverable balances
•	Pension benefit obligations
•	Investment credit losses
•	Deferred taxes

For a more detailed discussion of these critical accounting estimates, see our 2020 Annual Report on Form 10-K.

Statutory Surplus of Insurance Subsidiaries

The following table reflects statutory surplus for our insurance subsidiaries:

	March 31,	December 31,
(in millions)	2021	2020
Total Statutory Capital and Surplus	$2,667.7	$2,588.5

The statutory capital and surplus for our insurance subsidiaries increased $79.2 million during the first three months of 2021. This increase was primarily due to underwriting profits and from net realized and unrealized investment gains, primarily due to changes in the fair value of equity securities.

The NAIC prescribes an annual calculation regarding risk-based capital (“RBC”). RBC ratios for regulatory purposes are expressed as a percentage of the capital required to be above the Authorized Control Level (the “Regulatory Scale”); however, in the insurance industry, RBC ratios are widely expressed as a percentage of the Company Action Level. The following table reflects the Company Action Level, the Authorized Control Level and RBC ratios for Hanover Insurance (which includes Citizens and other insurance subsidiaries), as of March 31, 2021, expressed both on the Industry Scale (Total Adjusted Capital divided by the Company Action Level) and Regulatory Scale (Total Adjusted Capital divided by Authorized Control Level):

(dollars in millions)	Company Action Level	Authorized Control Level	RBC Ratio Industry Scale	RBC Ratio Regulatory Scale
The Hanover Insurance Company	$1,107.6	$553.8	240%	480%

Liquidity and Capital Resources

Liquidity is a measure of our ability to generate sufficient cash flows to meet the cash requirements of business operations. As a holding company, our primary ongoing source of cash is dividends from our insurance subsidiaries. However, dividend payments to us by our insurance subsidiaries are subject to limitations imposed by regulators, such as prior notice periods and the requirement that dividends in excess of a specified percentage of statutory surplus or prior year’s statutory earnings receive prior approval (so called “extraordinary dividends”). During the first quarter of 2021, Hanover Insurance did not pay dividends to the holding company.

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

Net cash provided by operating activities was $141.8 million during the first three months of 2021, as compared to $36.6 million during the first three months of 2020. The $105.2 million increase in cash provided was primarily due to an increase in premiums received and a decrease in loss payments in the first three months of 2021, compared to the first three months of 2020.

Net cash used in investing activities was $78.6 million during the first three months of 2021, as compared to $99.9 million during the first three months of 2020. During the first three months of 2021, cash used in investing activities primarily related to net purchases of fixed maturities. During the first three months of 2020, cash used in investing activities primarily related to net purchases of fixed maturities and, to a lesser extent, equity securities and other investments.

Net cash used in financing activities was $71.7 million during the first three months of 2021, as compared to $8.5 million during the first three months of 2020. During the first three months of 2021 and 2020, cash used in financing activities primarily resulted from the repurchase of common stock and for the quarterly dividend payment to our shareholders. The payments made in the first quarter of 2020 were partially offset by short-term borrowings.

Dividends to common shareholders are subject to quarterly board approval and declaration. During the first three months of 2021, as declared by the Board, we paid a quarterly dividend of $0.70 per share to our shareholders totaling approximately $25.5 million. We believe that our holding company assets are sufficient to provide for future shareholder dividends should the Board of Directors declare them.

At March 31, 2021, THG, as a holding company, held approximately $326.2 million of fixed maturities and cash. We believe our holding company assets will be sufficient to meet our current year obligations, which we expect to consist primarily of quarterly dividends to our shareholders (as and to the extent declared), interest on our senior and subordinated debentures, certain costs associated with benefits due to our former life employees and agents, and, to the extent required, payments related to indemnification of liabilities associated with the sale of various subsidiaries. As discussed below, we have, and opportunistically may continue to, repurchase our common stock and our debt. We do not expect that it will be necessary to dividend additional funds from our insurance subsidiaries in order to fund 2021 holding company obligations; however, we may decide to do so.

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

The Board of Directors has authorized a stock repurchase program which provides for aggregate repurchases of our common stock of up to $900 million. Under the repurchase authorization, we may repurchase, from time to time, common stock in amounts, at prices and at such times as we deem appropriate, subject to market conditions and other considerations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. On October 29, 2020, pursuant to the terms of an accelerated share repurchase (“ASR”) agreement (the “October 2020 ASR”), we paid $100.0 million in exchange for shares of our common stock. We received an initial share delivery, of approximately 0.8 million shares of common stock, which was approximately 80% of the total number of shares expected to be repurchased under the October 2020 ASR agreement. On January 29, 2021, we received approximately 45,000 shares of our common stock as final settlement of shares repurchased under the October 2020 ASR. In addition to the shares repurchased under the October 2020 ASR, during the first three months of 2021 we repurchased approximately 0.4 million shares at an aggregate cost of $45.3 million. As of March 31, 2021, we had repurchased 6.8 million shares under this $900 million program and had approximately $78 million available for additional repurchases.

We maintain our membership in the Federal Home Loan Bank (“FHLB”) to provide access to additional liquidity based on our holdings of FHLB stock and pledged collateral. At March 31, 2021, we had borrowing capacity of $130.1 million. There were no outstanding borrowings under this short-term facility at March 31, 2021; however, we have and may continue to borrow, from time to time, through this facility to provide short-term liquidity.

On April 30, 2019, we entered into a credit agreement that provides for a five-year unsecured revolving credit facility not to exceed $200.0 million at any one time outstanding, with the option to increase the facility up to $300.0 million (assuming no default and satisfaction of other specified conditions, including the receipt of additional lender commitments). The agreement also includes an uncommitted subfacility of $50.0 million for standby letters of credit.  Borrowings, if any, under this agreement are unsecured and incur interest at a rate per annum equal to, at our election, either (i) the greater of, (a) the prime commercial lending rate of the administrative agent, (b) the NYFRB Rate plus half a percent, or (c) the one month Adjusted LIBOR plus one percent and a margin that ranges from 0.25% to 0.625% depending on our debt rating, or (ii) Adjusted LIBOR for the applicable interest period, plus a margin that ranges from 1.25% to 1.625% depending on our debt rating. The agreement also contains certain financial covenants such as maintenance of specified levels of consolidated equity and leverage ratios, and requires that certain of our subsidiaries maintain minimum RBC ratios.  We currently have no borrowings under this agreement and had no borrowings under this agreement during the first three months of 2021. The LIBOR rate, upon which Adjusted LIBOR is based, is expected to be discontinued by the end of 2021.  Our credit agreement permits us to agree with the Administrative Agent for the credit facility on a replacement to Adjusted LIBOR subject to the satisfaction of certain conditions.

At March 31, 2021, we were in compliance with the covenants of our debt and credit agreements.

Off-Balance Sheet Arrangements

We currently do not have any material off-balance sheet arrangements that are reasonably likely to have an effect on our financial position, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contingencies and Regulatory Matters

REGULATORY AND INDUSTRY DEVELOPMENTS

In response to the Pandemic, regulators in many of the states in which we operate have issued orders or guidance pertaining to, among other things, (a) premium refunds, credits or reductions for personal automobile insurance premiums and premiums for other insurance lines that regulators have determined are disproportionately impacted by the Pandemic, including certain commercial lines, for the periods during which governmental restrictions were or remain in effect, with premium adjustments based on factors such as the ongoing frequency and severity of claims, inflation, repair costs and reinsurance pricing, among others; (b) premium payment grace periods, moratoriums on policy non-renewals and cancellations, and other measures that are similar to actions historically implemented in regions heavily impacted by catastrophes, which we anticipate to be manageable, depending on the duration of the regulatory orders and the degree to which policyholder payment patterns vary as a result; and (c) a reassessment of rates in light of current exposures, loss experience and economic conditions. Regulatory restrictions on rate increases, underwriting, policy terms, and the ability to non-renew business may, depending on their duration, limit THG’s ability to manage our mix of business and any potential exposures that emerge in our lines of business in the near term.

Draft legislation has been proposed in several state legislatures and/or in the United States Congress that seeks to require insurers to retroactively pay unfunded Pandemic business interruption claims that insurance policies do not currently cover, to impose presumptions on insurance policy interpretation, and/or to mandate prospective pandemic coverage.  The impact of such legislation, were it to be adopted, would, according to a statement of the NAIC on March 25, 2020, “create substantial solvency risks” for the property and casualty insurance sector, “significantly undermine the ability of insurers to pay other types of claims, and potentially exacerbate the negative financial and economic impacts the country is currently experiencing.”  Industry trade groups further assert that any such legislation would be violative of basic contract law and well-founded principles of constitutional law.  Federal stimulus plans such as the CARES Act and the American Rescue Plan Act of 2021 providing financial support to individuals and businesses during the Pandemic may mitigate the political pressure to continue advancing such proposed legislation.

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

Risks and Forward-Looking Statements

Information regarding risk factors and forward-looking information appears in Part II – Item 1A of this Quarterly Report on Form 10-Q and in Part I – Item 1A of our 2020 Annual Report on Form 10-K. This Management’s Discussion and Analysis should be read and interpreted in light of such factors.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Our market risks, the ways we manage them, and sensitivity to changes in interest rates, and equity price risk are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2020,  included in our Annual Report on Form 10-K for the year ended December 31, 2020.  There have been no material changes in the first three months of 2021 to these risks or our management of them.

ITEM 4

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures Evaluation

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our “disclosure controls and procedures,” as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as required by Rule 13a-15(d) of the Exchange Act, to determine whether any changes occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there were no such changes during the quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

This document contains, and management may make, certain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, may be forward-looking statements. When used in our Management’s Discussion and Analysis, words such as: “believes,” “anticipates,” “expects,” “projections,” “outlook,” “should,” “could,” “plan,” “guidance,” “likely,” “on track to,” “potential,” “continue,” “targeted,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. We caution readers that accuracy with respect to forward-looking projections is difficult and subject to risks and uncertainties. Those risks and uncertainties, in some cases, have affected, and in the future could affect, our actual results and could cause our actual results for the remainder of 2021 and beyond to differ materially from historical results and from those expressed in any of our forward-looking statements. We operate in a business environment that is continually changing, and as such, new risk factors may emerge over time. Additionally, our business is conducted in competitive markets and, therefore, involves a higher degree of risk. We cannot predict these new risk factors nor can we assess the impact, if any, that they may have on our business in the future.

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
•

changes in regulation, legislation, economic, market and political conditions, particularly with respect to rates, policy terms and conditions, payment flexibility, and regions where we have geographical concentrations;

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

•	risks and uncertainties associated with our participation in shared market mechanisms, mandatory reinsurance programs and mandatory and voluntary pooling arrangements, including the MCCA;

•	an increase in mandatory assessments by state guaranty funds;
•

risks and uncertainties associated with the Michigan legislation that took effect on July 2, 2020 and reformed the prior requirements that all personal and commercial automobile polices issued in the state include no-fault personal injury protection coverage without a cap on maximum benefits allowed and the resulting increase in litigation challenging or associated with this reform;

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
•

unfavorable developments as a result of the implementation of the enacted legislation in Michigan described above, or litigation matters, social inflation and the possibility of adverse judicial decisions, including those which expand policy coverage beyond its intended scope or award “bad faith” or other non-contractual damages;

•	continuing risks and uncertainties associated with the impact of the COVID-19 Pandemic and related general economic conditions; and
•	other factors described in such forward-looking statements.

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

For a more detailed discussion of our risks and uncertainties, see also Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Shares purchased in the first quarter of 2021 are as follows:

			Total Number of	Approximate Dollar Value of
			Shares Purchased as	Shares That May Yet
			Part of Publicly	be Purchased Under the
	Total Number of	Average Price	Announced Plans or	Plans or Programs
Period	Shares Purchased(1)	Paid per Share	Programs	(in millions)
January 1 - 31, 2021(2)	45,158	$112.52	44,828	$124
February 1 - 28, 2021	25,000	116.94	25,000	121
March 1 - 31, 2021	383,334	126.45	332,671	78
Total	453,492	$124.54	402,499	$78

(1)

Includes 330 shares and 50,663 shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards for the months ended January 31 and March 31, 2021, respectively.

(2)	Includes 44,828 shares of common stock received as final settlement of the October 2020 ASR.

ITEM 6 – EXHIBITS

EX – 31.1	Certification of the Chief Executive Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX – 31.2	Certification of the Chief Financial Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX – 32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

EX – 32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

EX – 101

The following materials from The Hanover Insurance Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Consolidated Statements of Income for the three months ended March 31, 2021 and 2020; (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 and 2020; (iii) Consolidated Balance Sheets at March 31, 2021 and December 31, 2020; (iv) Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2021 and 2020; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020, and (vi) related notes to these financial statements.

EX – 104	The cover page from The Hanover Insurance Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL (embedded within EX – 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hanover Insurance Group, Inc.
Registrant

April 30, 2021	/s/ John C. Roche
Date	John C. Roche
President, Chief Executive Officer and Director

April 30, 2021	/s/ Jeffrey M. Farber
Date	Jeffrey M. Farber
Executive Vice President and Chief Financial Officer