Form 10-Q
period 2021-09-30
HANOVER INSURANCE GROUP, INC.
filed 2021-10-28
CIK 944695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

The number of shares outstanding of the registrant’s common stock was 35,580,242 as of October 26, 2021.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2021	2020	2021	2020
Revenues
Premiums	$1,186.0	$1,135.4	$3,527.6	$3,373.4
Net investment income	78.8	67.6	231.2	194.9
Net realized and unrealized investment gains (losses):
Net realized gains from sales and other	3.6	8.2	6.8	12.1
Net change in fair value of equity securities	0.3	30.3	65.9	(44.4)
Impairment recoveries (losses) on investments	0.1	(0.8)	(0.1)	(27.9)
Total net realized and unrealized investment gains (losses)	4.0	37.7	72.6	(60.2)
Fees and other income	7.6	9.1	21.7	22.2
Total revenues	1,276.4	1,249.8	3,853.1	3,530.3
Losses and expenses
Losses and loss adjustment expenses	844.0	709.7	2,370.4	2,149.9
Amortization of deferred acquisition costs	244.0	237.7	728.5	711.9
Interest expense	8.5	9.8	25.5	28.6
Loss from repayment of debt	—	6.1	—	6.2
Other operating expenses	137.4	137.9	412.2	395.9
Total losses and expenses	1,233.9	1,101.2	3,536.6	3,292.5
Income from continuing operations before income taxes	42.5	148.6	316.5	237.8
Income tax expense (benefit):
Current	9.9	29.9	47.1	69.7
Deferred	(2.2)	(0.8)	12.2	(28.0)
Total income tax expense	7.7	29.1	59.3	41.7
Income from continuing operations	34.8	119.5	257.2	196.1
Discontinued operations (net of taxes):
Loss from discontinued life businesses	(0.8)	(0.6)	(2.0)	(2.0)
Net income	$34.0	$118.9	$255.2	$194.1
Earnings per common share:
Basic:
Income from continuing operations	$0.98	$3.17	$7.14	$5.16
Discontinued operations (net of taxes):
Loss from discontinued life businesses	(0.03)	(0.02)	(0.05)	(0.05)
Net income per share	$0.95	$3.15	$7.09	$5.11
Weighted average shares outstanding	35.7	37.7	36.0	38.0
Diluted:
Income from continuing operations	$0.96	$3.14	$7.04	$5.11
Discontinued operations (net of taxes):
Loss from discontinued life businesses	(0.02)	(0.01)	(0.06)	(0.06)
Net income per share	$0.94	$3.13	$6.98	$5.05
Weighted average shares outstanding	36.3	38.0	36.6	38.4

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2021	2020	2021	2020
Net income	$34.0	$118.9	$255.2	$194.1
Other comprehensive income (loss), net of tax:
Available-for-sale securities:
Changes in net unrealized gains (losses) on investment securities:
Having no credit losses recognized in the Consolidated Statements of Income	(47.8)	27.5	(171.4)	198.4
Having credit losses recognized in the Consolidated Statements of Income	(0.1)	0.3	0.1	(2.1)
Total available-for-sale securities	(47.9)	27.8	(171.3)	196.3
Pension and postretirement benefits:
Net change in net actuarial loss	0.6	1.1	2.0	3.5
Total other comprehensive income (loss), net of tax	(47.3)	28.9	(169.3)	199.8
Comprehensive income (loss)	$(13.3)	$147.8	$85.9	$393.9

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
(In millions, except share data)	2021	2020
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $7,400.4 and $6,945.6)	$7,699.2	$7,454.4
Equity securities, at fair value	615.5	598.5
Other investments	788.3	793.2
Total investments	9,103.0	8,846.1
Cash and cash equivalents	171.2	120.6
Accrued investment income	48.2	51.2
Premiums and accounts receivable, net	1,503.0	1,339.3
Reinsurance recoverable on paid and unpaid losses and unearned premiums	2,002.8	1,874.3
Deferred acquisition costs	544.6	477.5
Goodwill	178.8	178.8
Other assets	446.3	445.7
Assets of discontinued businesses	107.4	110.2
Total assets	$14,105.3	$13,443.7
Liabilities
Loss and loss adjustment expense reserves	$6,540.1	$6,024.0
Unearned premiums	2,742.0	2,482.7
Expenses and taxes payable	679.8	687.5
Deferred income tax liability	69.6	97.3
Reinsurance premiums payable	68.1	48.4
Debt	781.4	780.8
Liabilities of discontinued businesses	122.0	120.8
Total liabilities	11,003.0	10,241.5
Commitments and contingencies
Shareholders’ Equity
Preferred stock, par value $0.01 per share; 20.0 million shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 300.0 million shares authorized; 60.5 million shares issued	0.6	0.6
Additional paid-in capital	1,880.7	1,857.4
Accumulated other comprehensive income	203.2	372.5
Retained earnings	2,846.7	2,668.0
Treasury stock at cost (24.9 million and 24.1 million shares)	(1,828.9)	(1,696.3)
Total shareholders’ equity	3,102.3	3,202.2
Total liabilities and shareholders’ equity	$14,105.3	$13,443.7

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2021	2020	2021	2020
Preferred Stock
Balance at beginning and end of period	$—	$—	$—	$—
Common Stock
Balance at beginning and end of period	0.6	0.6	0.6	0.6
Additional Paid-in Capital
Balance at beginning of period	1,873.4	1,866.6	1,857.4	1,837.3
Settlement and prepayment of accelerated share repurchases and other	7.3	4.9	23.3	34.2
Balance at end of period	1,880.7	1,871.5	1,880.7	1,871.5
Accumulated Other Comprehensive Income, net of tax
Net Unrealized Appreciation (Depreciation) on Investments:
Balance at beginning of period	304.7	384.5	428.1	216.0
Net appreciation (depreciation) on available-for-sale securities	(47.9)	27.8	(171.3)	196.3
Balance at end of period	256.8	412.3	256.8	412.3
Defined Benefit Pension and Postretirement Plans:
Balance at beginning of period	(54.2)	(61.0)	(55.6)	(63.4)
Net amount recognized as net periodic benefit cost	0.6	1.1	2.0	3.5
Balance at end of period	(53.6)	(59.9)	(53.6)	(59.9)
Total accumulated other comprehensive income	203.2	352.4	203.2	352.4
Retained Earnings
Balance at beginning of period	2,837.9	2,435.1	2,668.0	2,410.9
Cumulative effect of accounting change, net of taxes	—	—	—	(0.9)
Balance at beginning of period, as adjusted	2,837.9	2,435.1	2,668.0	2,410.0
Net income	34.0	118.9	255.2	194.1
Dividends to shareholders	(25.2)	(24.8)	(76.5)	(74.9)
Balance at end of period	2,846.7	2,529.2	2,846.7	2,529.2
Treasury Stock
Balance at beginning of period	(1,808.4)	(1,554.1)	(1,696.3)	(1,485.2)
Shares purchased at cost	(24.0)	(45.0)	(147.6)	(118.6)
Net shares reissued at cost under employee stock-based compensation plans	3.5	0.4	15.0	5.1
Balance at end of period	(1,828.9)	(1,598.7)	(1,828.9)	(1,598.7)
Total shareholders’ equity	$3,102.3	$3,155.0	$3,102.3	$3,155.0

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
(In millions)	2021	2020
Cash Flows From Operating Activities
Net income	$255.2	$194.1
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized and unrealized investment (gains) losses	(73.0)	59.7
Loss from repayment of debt	—	6.2
Net amortization and depreciation	12.5	13.9
Stock-based compensation expense	16.8	14.4
Amortization of defined benefit plan costs	2.5	4.5
Deferred income tax expense (benefit)	12.4	(27.9)
Change in deferred acquisition costs	(67.1)	(15.1)
Change in premiums receivable, net of reinsurance premiums payable	(144.0)	(78.7)
Change in loss, loss adjustment expense and unearned premium reserves	776.9	412.6
Change in reinsurance recoverable	(128.4)	(27.3)
Change in expenses and taxes payable	(51.0)	(9.0)
Other, net	(17.4)	(0.8)
Net cash provided by operating activities	595.4	546.6
Cash Flows From Investing Activities
Proceeds from disposals and maturities of fixed maturities	1,155.6	961.0
Proceeds from disposals of equity securities and other investments	209.6	153.5
Purchase of fixed maturities	(1,571.5)	(1,423.1)
Purchase of equity securities and other investments	(125.7)	(159.6)
Capital expenditures	(5.7)	(12.1)
Net cash used in investing activities	(337.7)	(480.3)
Cash Flows From Financing Activities
Proceeds from exercise of employee stock options	19.3	4.8
Proceeds from debt borrowings, net	—	296.4
Dividends paid to shareholders	(75.6)	(74.0)
Repurchases of common stock	(142.6)	(94.3)
Repayment of debt	—	(175.8)
Other financing activities	(8.2)	(7.6)
Net cash used in financing activities	(207.1)	(50.5)
Net change in cash and cash equivalents	50.6	15.8
Cash and cash equivalents, beginning of period	120.6	215.7
Cash and cash equivalents, end of period	$171.2	$231.5

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

In the opinion of the Company’s management, the accompanying interim consolidated financial statements reflect all adjustments, consisting of normal recurring items, necessary for a fair presentation of the financial position and results of operations. The results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2021.

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

3. Investments

A. Fixed maturities

The amortized cost and fair value of available-for-sale fixed maturities were as follows:

	September 30, 2021
			Amortized Cost,
		Allowance	Net of Allowance	Gross	Gross
	Amortized	for Credit	for Credit	Unrealized	Unrealized
(in millions)	Cost	Losses	Losses	Gains	Losses	Fair Value
U.S. Treasury and government agencies	$355.2	$—	$355.2	$10.8	$7.3	$358.7
Foreign government	2.2	—	2.2	0.4	—	2.6
Municipal	1,104.7	—	1,104.7	39.5	5.3	1,138.9
Corporate	3,983.8	(0.2)	3,983.6	226.6	11.4	4,198.8
Residential mortgage-backed	1,069.1	—	1,069.1	18.2	7.7	1,079.6
Commercial mortgage-backed	784.0	—	784.0	36.3	3.2	817.1
Asset-backed	101.6	—	101.6	2.2	0.3	103.5
Total fixed maturities	$7,400.6	$(0.2)	$7,400.4	$334.0	$35.2	$7,699.2

	December 31, 2020
			Amortized Cost,
		Allowance	Net of Allowance	Gross	Gross
	Amortized	for Credit	for Credit	Unrealized	Unrealized
(in millions)	Cost	Losses	Losses	Gains	Losses	Fair Value
U.S. Treasury and government agencies	$376.4	$—	$376.4	$17.6	$2.0	$392.0
Foreign government	2.2	—	2.2	0.5	—	2.7
Municipal	1,042.1	—	1,042.1	61.7	0.1	1,103.7
Corporate	3,770.0	(0.1)	3,769.9	341.8	0.4	4,111.3
Residential mortgage-backed	978.2	—	978.2	33.1	0.6	1,010.7
Commercial mortgage-backed	705.4	—	705.4	54.8	0.2	760.0
Asset-backed	71.4	—	71.4	2.6	—	74.0
Total fixed maturities	$6,945.7	$(0.1)	$6,945.6	$512.1	$3.3	$7,454.4

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

	September 30, 2021
	Amortized Cost, Net
	of Allowance for	Fair
(in millions)	Credit Losses	Value
Due in one year or less	$311.4	$315.9
Due after one year through five years	1,885.3	2,013.4
Due after five years through ten years	2,562.7	2,676.5
Due after ten years	686.3	693.2
	5,445.7	5,699.0
Mortgage-backed and asset-backed securities	1,954.7	2,000.2
Total fixed maturities	$7,400.4	$7,699.2

B. Fixed maturity securities in an unrealized loss position

The following tables provide information about the Company’s available-for-sale fixed maturity securities that were in an unrealized loss position at September 30, 2021 and December 31, 2020, including the length of time the securities have been in an unrealized loss position:

	September 30, 2021
	12 months or less		Greater than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in millions)	Losses	Value	Losses	Value	Losses	Value
Investment grade:
U.S. Treasury and government agencies	$5.7	$148.9	$1.6	$21.5	$7.3	$170.4
Municipal	5.3	372.6	—	0.5	5.3	373.1
Corporate	10.5	485.8	0.1	1.9	10.6	487.7
Residential mortgage-backed	7.7	526.5	—	—	7.7	526.5
Commercial mortgage-backed	3.2	140.8	—	—	3.2	140.8
Asset-backed	0.3	33.5	—	—	0.3	33.5
Total investment grade	32.7	1,708.1	1.7	23.9	34.4	1,732.0
Below investment grade:
Corporate	0.8	49.2	—	—	0.8	49.2
Total fixed maturities	$33.5	$1,757.3	$1.7	$23.9	$35.2	$1,781.2

	December 31, 2020
	12 months or less		Greater than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in millions)	Losses	Value	Losses	Value	Losses	Value
Investment grade:
U.S. Treasury and government agencies	$2.0	$140.7	$—	$—	$2.0	$140.7
Municipal	0.1	19.3	—	0.7	0.1	20.0
Corporate	0.4	53.4	—	—	0.4	53.4
Residential mortgage-backed	0.6	94.4	—	—	0.6	94.4
Commercial mortgage-backed	0.2	33.2	—	—	0.2	33.2
Total investment grade	3.3	341.0	—	0.7	3.3	341.7
Below investment grade:
Corporate	—	4.6	—	—	—	4.6
Total fixed maturities	$3.3	$345.6	$—	$0.7	$3.3	$346.3

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

C. Proceeds from sales

The proceeds from sales of available-for-sale fixed maturities and gross realized gains and gross realized losses on those sales were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(in millions)
Proceeds from sales	$83.4	$37.5	$335.5	$195.0
Gross gains	1.0	3.4	4.9	8.4
Gross losses	1.7	0.2	9.1	2.9

D. Impairments

For the three months ended September 30, 2021, we recognized net recoveries of $0.1 million, consisting of recoveries on mortgage loans of $0.7 million, partially offset by impairments on fixed maturities of $0.6 million. For the nine months ended September 30, 2021, we recognized net impairments of $0.1 million, consisting of impairments on fixed maturities of $0.8 million, partially offset by recoveries on mortgage loans of $0.7 million. For the three months ended September 30, 2020, the Company recognized $0.8 million of impairments, consisting primarily of additional credit losses on mortgage loans, partially offset by recoveries of credit losses on fixed maturities. For the nine months ended September 30, 2020, we recognized $27.9 million of impairment losses, consisting primarily of $19.1 million on fixed maturities and $6.6 million on mortgage loans. Impairments on fixed maturities included $16.5 million categorized as intend-to-sell and $2.6 million of credit-related losses.

At September 30, 2021 and December 31, 2020, the allowance for credit losses on mortgage loans was $7.1 and $7.9 million, respectively, and the allowance for credit losses on available-for-sale debt securities was $0.2 million and $0.1 million, respectively.

The methodology and significant inputs used to measure the amount of credit losses were as follows:

Fixed maturities, Corporate – the Company utilized a financial model that derives expected cash flows based on probability-of-default factors by credit rating and asset duration, and loss-given-default factors based on security type. These factors are based on historical data provided by an independent third-party rating agency. In addition, other qualitative market data relevant to the realizability of contractual cash flows may be considered, including current conditions and reasonable and supportable forecasts.

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

E. Equity securities

Equity securities are carried at fair value and all increases or decreases in fair value are reported in net realized and unrealized investment gains (losses) on the Consolidated Statements of Income. The following table provides pre-tax net realized and unrealized gains (losses) on equity securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Net gains (losses) recognized during the period	$0.3	$30.3	$65.9	$(44.4)
Less: net gains (losses) recognized on equity securities sold during the period	0.9	(3.5)	1.4	(19.9)
Net unrealized (losses) gains recognized during the period on equity securities still held	$(0.6)	$33.8	$64.5	$(24.5)

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

The estimated fair values of the financial instruments were as follows:

	September 30, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
(in millions)	Value	Value	Value	Value
Financial Assets carried at:
Fair Value through AOCI:
Fixed maturities	$7,699.2	$7,699.2	$7,454.4	$7,454.4
Fair Value through Net Income:
Equity securities	615.5	615.5	598.5	598.5
Other investments	158.1	158.1	176.8	176.8
Amortized Cost/Cost:
Other investments	465.2	496.4	470.3	504.8
Cash and cash equivalents	171.2	171.2	120.6	120.6
Total financial instruments	$9,109.2	$9,140.4	$8,820.6	$8,855.1

Financial Liabilities carried at:
Amortized Cost:
Debt	$781.4	$854.5	$780.8	$887.7

The Company has processes designed to ensure that the values received from its third-party pricing services are accurately recorded, that the data inputs and valuation approaches and techniques utilized are appropriate and consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. The Company reviews the pricing services’ policies describing its methodology, processes, practices and inputs, including various financial models used to value securities. For assets carried at fair value, the Company performs a review of the fair value hierarchy classifications and of prices received from its pricing service on a quarterly basis. Also, the Company reviews the portfolio pricing, including a process for which securities with changes in prices that exceed a defined threshold are verified to independent sources, if available. If upon review, the Company is not satisfied with the validity of a given price, a pricing challenge would be submitted to the pricing service along with supporting documentation for its review. The Company does not adjust quotes or prices obtained from the pricing service unless the pricing service agrees with the Company’s challenge. During the first nine months of 2021 and 2020, the Company did not adjust any prices received from its pricing service.

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

The following tables provide, for each hierarchy level, the Company’s investment assets that were measured at fair value on a recurring basis.

	September 30, 2021
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$358.7	$180.7	$178.0	$—
Foreign government	2.6	—	2.6	—
Municipal	1,138.9	—	1,133.5	5.4
Corporate	4,198.8	—	4,198.7	0.1
Residential mortgage-backed	1,079.6	—	1,079.6	—
Commercial mortgage-backed	817.1	—	805.6	11.5
Asset-backed	103.5	—	103.5	—
Total fixed maturities	7,699.2	180.7	7,501.5	17.0
Equity securities	615.5	605.4	—	10.1
Other investments	4.0	—	—	4.0
Total investment assets at fair value	$8,318.7	$786.1	$7,501.5	$31.1

	December 31, 2020
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$392.0	$155.8	$236.2	$—
Foreign government	2.7	—	2.7	—
Municipal	1,103.7	—	1,096.7	7.0
Corporate	4,111.3	—	4,110.8	0.5
Residential mortgage-backed	1,010.7	—	1,010.7	—
Commercial mortgage-backed	760.0	—	747.6	12.4
Asset-backed	74.0	—	74.0	—
Total fixed maturities	7,454.4	155.8	7,278.7	19.9
Equity securities	598.5	593.0	—	5.5
Other investments	4.0	—	—	4.0
Total investment assets at fair value	$8,056.9	$748.8	$7,278.7	$29.4

Limited partnerships measured at fair value using NAV based on an ownership interest in partners’ capital have not been included in the hierarchy tables. At September 30, 2021 and December 31, 2020, the fair values of these investments were $154.1 million and $172.8 million, respectively, approximately 2% of total investment assets.

The following tables provide, for each hierarchy level, the Company’s estimated fair values of financial instruments that were not carried at fair value:

	September 30, 2021
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$171.2	$171.2	$—	$—
Other investments	496.4	—	2.8	493.6
Total financial instruments	$667.6	$171.2	$2.8	$493.6

Liabilities:
Debt	$854.5	$—	$854.5	$—

	December 31, 2020
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$120.6	$120.6	$—	$—
Other investments	504.8	—	2.7	502.1
Total financial instruments	$625.4	$120.6	$2.7	$502.1

Liabilities:
Debt	$887.7	$—	$887.7	$—

The following tables provide a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fixed Maturities
(in millions)	Municipal	Corporate	Commercial mortgage- backed	Total	Equity and Other	Total Assets
Three Months Ended
September 30, 2021
Balance July 1, 2021	$5.5	$0.4	$11.7	$17.6	$9.6	$27.2
Total gains:
Included in total net realized and unrealized investment gains	—	—	—	—	4.5	4.5
Sales	(0.1)	(0.3)	(0.2)	(0.6)	—	(0.6)
Balance September 30, 2021	$5.4	$0.1	$11.5	$17.0	$14.1	$31.1
Change in unrealized losses for the period included in other comprehensive loss for assets held at the end of the period	$—	$—	$—	$—	$—	$—

Three Months Ended
September 30, 2020
Balance July 1, 2020	$7.4	$0.5	$11.8	$19.7	$5.8	$25.5
Total gains:
Included in total net realized and unrealized investment gains	—	—	—	—	0.2	0.2
Included in other comprehensive income-net appreciation on available-for-sale securities	—	—	0.3	0.3	—	0.3
Sales	(0.1)	—	(0.2)	(0.3)	—	(0.3)
Balance September 30, 2020	$7.3	$0.5	$11.9	$19.7	$6.0	$25.7
Change in unrealized gains for the period included in other comprehensive income for assets held at the end of the period	$—	$—	$0.3	$0.3	$—	$0.3

	Fixed Maturities
(in millions)	Municipal	Corporate	Commercial mortgage- backed	Total	Equity and Other	Total Assets
Nine Months Ended
September 30, 2021
Balance January 1, 2021	$7.0	$0.5	$12.4	$19.9	$9.5	$29.4
Total gains (losses):
Included in total net realized and unrealized investment gains	—	—	—	—	4.6	4.6
Included in other comprehensive loss-net depreciation on available-for-sale securities	—	—	(0.4)	(0.4)	—	(0.4)
Sales	(1.6)	(0.4)	(0.5)	(2.5)	—	(2.5)
Balance September 30, 2021	$5.4	$0.1	$11.5	$17.0	$14.1	$31.1
Change in unrealized losses for the period included in other comprehensive loss for assets held at the end of the period	$—	$—	$(0.4)	$(0.4)	$—	$(0.4)

Nine Months Ended
September 30, 2020
Balance January 1, 2020	$12.1	$0.6	$12.7	$25.4	$5.6	$31.0
Transfers out of Level 3	(3.5)	—	—	(3.5)	—	(3.5)
Total gains:
Included in total net realized and unrealized investment gains	—	—	—	—	0.4	0.4
Included in other comprehensive income-net appreciation on available-for-sale securities	0.1	—	0.1	0.2	—	0.2
Sales	(1.4)	(0.1)	(0.9)	(2.4)	—	(2.4)
Balance September 30, 2020	$7.3	$0.5	$11.9	$19.7	$6.0	$25.7
Change in unrealized gains for the period included in other comprehensive income for assets held at the end of the period	$0.2	$—	$0.1	$0.3	$—	$0.3

There were no transfers between Level 2 and Level 3 for the three months ended September 30, 2021 and 2020, or for the nine months ended September 30, 2021. During the nine months ended September 30, 2020, a fixed maturity security was transferred from Level 3 to Level 2, primarily as a result of assessing the significance of unobservable inputs on the fair value measurement.There were no Level 3 liabilities held by the Company for the three and nine months ended September 30, 2021 and 2020.

The following table provides quantitative information about the significant unobservable inputs used by the Company in the fair value measurements of Level 3 assets. Where discounted cash flows were used in the valuation of fixed maturities, the internally-developed discount rate was adjusted by the significant unobservable inputs shown in the table.

			September 30, 2021		December 31, 2020
	Valuation	Significant	Fair	Range	Fair	Range
(in millions)	Technique	Unobservable Inputs	Value	(Wtd Average)	Value	(Wtd Average)
Fixed maturities:
Municipal	Discounted cash flow	Discount for: Small issue size Credit stress	$5.4	0.7 - 6.8% (4.8%) 0.2% (0.2%)	$7.0	0.7 - 6.8% (5.0%) 0.2% (0.2%)
Corporate	Discounted cash flow	Discount for: Small issue size Above-market coupon	0.1	2.5% (2.5%) 0.3% (0.3%)	0.5	2.5% (2.5%) 0.3% (0.3%)
Commercial mortgage-backed	Discounted cash flow	Discount for: Small issue size Above-market coupon Lease structure Credit stress	11.5	1.9 - 3.1% (2.7%) 0.5% (0.5%) 0.3% (0.3%) —	12.4	1.9 - 3.1% (2.7%) 0.5% (0.5%) 0.3% (0.3%) 0.2% (0.2%)
Equity securities	Market comparables	Net tangible asset market multiples	1.3	1.0X (1.0X)	1.1	1.0X (1.0X)
	Internal price	Unadjusted price from financing round	8.8	11.18 (11.18)	4.4	5.60 (5.60)
Other	Discounted cash flow	Discount rate	4.0	16.2% (16.2%)	4.0	16.2% (16.2%)

The weighted average of the unobservable inputs was weighted by the relative fair value of the securities to which the inputs were applied. Each unobservable input is based on the Company’s subjective opinion and therefore inherently contains a degree of uncertainty. Significant increases (decreases) in any of the above inputs in isolation would result in a significantly lower (higher) fair value measurement. There were no interrelationships between these inputs which might magnify or mitigate the effect of changes in unobservable inputs on the fair value measurement.

5. Income Taxes

Income tax expense for the nine months ended September 30, 2021 and 2020 has been computed using estimated annual effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect current estimates of the annual effective tax rates.

The tax provision was comprised of a U.S. federal income tax expense of $59.3 million and $41.7 million for the nine months ended September 30, 2021 and 2020, respectively.

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

6. Pension Plans

The components of net periodic pension cost (benefit) for the defined benefit pension plans included in the Company’s results of operations are as follows:

	Three Months Ended September 30,
	2021	2020
(in millions)	Pension Plans
Interest cost	$3.8	$4.5
Expected return on plan assets	(4.6)	(5.6)
Recognized net actuarial loss	0.8	1.5
Net periodic pension cost	$—	$0.4

	Nine Months Ended September 30,
	2021	2020
(in millions)	Pension Plans

Interest cost	$11.2	$13.7
Expected return on plan assets	(13.8)	(16.7)
Recognized net actuarial loss	2.4	4.4
Net periodic pension (benefit) cost	$(0.2)	$1.4

7. Other Comprehensive Income (Loss)

The following tables provide changes in other comprehensive income (loss).

	Three Months Ended September 30,
	2021			2020
		Tax			Tax
		Benefit	Net of		Benefit	Net of
(in millions)	Pre-Tax	(Expense)	Tax	Pre-Tax	(Expense)	Tax
Changes in net unrealized gains (losses) on investment securities:
Net unrealized gains (losses) arising during period for those having no credit losses in Consolidated Statement of Income	$(57.0)	$12.1	$(44.9)	$42.2	$(8.7)	$33.5
Net unrealized gains (losses) arising during period for those having credit losses in Consolidated Statement of Income	(0.1)	—	(0.1)	3.0	(0.9)	2.1
Amount of gains realized from sales and other recognized in Consolidated Statement of Income	(2.5)	(0.3)	(2.8)	(4.9)	(1.4)	(6.3)
Amount of credit recoveries recognized in the Consolidated Statement of Income	—	—	—	(2.2)	0.6	(1.6)
Amount of additional impairment (recoveries) losses recognized in the Consolidated Statement of Income	(0.1)	—	(0.1)	0.2	(0.1)	0.1
Net unrealized gains (losses)	(59.7)	11.8	(47.9)	38.3	(10.5)	27.8
Pension and postretirement benefits:
Amortization of net actuarial losses recognized as net periodic benefit cost	0.8	(0.2)	0.6	1.4	(0.3)	1.1
Other comprehensive income (loss)	$(58.9)	$11.6	$(47.3)	$39.7	$(10.8)	$28.9

	Nine Months Ended September 30,
	2021			2020
		Tax			Tax
		Benefit	Net of		Benefit	Net of
(in millions)	Pre-Tax	(Expense)	Tax	Pre-Tax	(Expense)	Tax
Changes in net unrealized gains (losses) on investment securities:
Net unrealized gains (losses) arising during period for those having no credit losses in Consolidated Statement of Income	$(206.8)	$43.5	$(163.3)	$251.6	$(52.8)	$198.8
Net unrealized gains (losses) arising during period for those having credit losses in Consolidated Statement of Income	0.2	(0.1)	0.1	(4.9)	0.9	(4.0)
Amount of gains realized from sales and other recognized in Consolidated Statement of Income	(5.7)	(2.5)	(8.2)	(8.9)	(5.0)	(13.9)
Amount of credit losses recognized in the Consolidated Statement of Income	—	—	—	2.8	(0.5)	2.3
Amount of additional impairment losses recognized in the Consolidated Statement of Income	0.1	—	0.1	16.6	(3.5)	13.1
Net unrealized gains (losses)	(212.2)	40.9	(171.3)	257.2	(60.9)	196.3
Pension and postretirement benefits:
Amortization of net actuarial losses recognized as net periodic benefit cost	2.5	(0.5)	2.0	4.4	(0.9)	3.5
Other comprehensive income (loss)	$(209.7)	$40.4	$(169.3)	$261.6	$(61.8)	$199.8

Reclassifications out of accumulated other comprehensive income were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
	Amount Reclassified from
Details about Accumulated Other	Accumulated Other				Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income				Where Net Income is Presented
Net unrealized gains (losses) on investment securities	$2.5	$5.0	$5.7	$8.9	Net realized gains from sales and other
	0.1	1.7	(0.1)	(19.1)	Impairment recoveries (losses) on investments
	2.6	6.7	5.6	(10.2)	Total before tax
	0.3	1.0	2.5	9.0	Tax benefit
	2.9	7.7	8.1	(1.2)	Continuing operations; net of tax
	—	0.1	—	(0.3)	Discontinued operations - life businesses
	2.9	7.8	8.1	(1.5)	Net of tax
Amortization of defined benefit pension and postretirement actuarial losses	(0.8)	(1.4)	(2.5)	(4.4)	Loss adjustment expenses and other operating expenses (1)
	0.2	0.3	0.5	0.9	Tax benefit
	(0.6)	(1.1)	(2.0)	(3.5)	Continuing operations; net of tax
Total reclassifications for the period	$2.3	$6.7	$6.1	$(5.0)	Benefit (expense) reflected in income, net of tax

(1)

The amount reclassified from accumulated other comprehensive income for the pension and postretirement benefits was allocated  approximately 40% to loss adjustment expenses and 60% to other operating expenses for the three and nine months ended September 30, 2021 and 2020.

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

Summarized below is financial information with respect to the Company’s business segments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Operating revenues:
Commercial Lines	$755.5	$713.3	$2,261.8	$2,136.9
Personal Lines	512.6	493.3	1,506.3	1,438.1
Other	4.3	5.5	12.4	15.5
Total	1,272.4	1,212.1	3,780.5	3,590.5
Net realized and unrealized investment gains (losses)	4.0	37.7	72.6	(60.2)
Total revenues	$1,276.4	$1,249.8	$3,853.1	$3,530.3
Operating income (loss) before interest expense and income taxes:
Commercial Lines:
Underwriting (loss) income	$(10.2)	$18.7	$(5.7)	$50.4
Net investment income	52.9	44.4	155.7	128.7
Other expense	(0.3)	(0.8)	(1.0)	(6.9)
Commercial Lines operating income	42.4	62.3	149.0	172.2
Personal Lines:
Underwriting (loss) income	(20.3)	43.0	48.1	104.5
Net investment income	22.6	19.5	66.5	56.3
Other income	1.3	1.7	3.0	0.9
Personal Lines operating income	3.6	64.2	117.6	161.7
Other:
Underwriting loss	(0.4)	(0.3)	(1.0)	(4.0)
Net investment income	3.3	3.7	9.0	9.9
Other expense	(1.9)	(1.5)	(5.2)	(5.4)
Other operating income	1.0	1.9	2.8	0.5
Operating income before interest expense and income taxes	47.0	128.4	269.4	334.4
Interest on debt	(8.5)	(9.8)	(25.5)	(28.6)
Operating income before income taxes	38.5	118.6	243.9	305.8
Non-operating items:
Net realized and unrealized investment gains (losses)	4.0	37.7	72.6	(60.2)
Loss from repayment of debt	—	(6.1)	—	(6.2)
Other non-operating	—	(1.6)	—	(1.6)
Income from continuing operations before income taxes	$42.5	$148.6	$316.5	$237.8

The following table provides identifiable assets for the Company’s business segments and discontinued operations:

(in millions)	September 30, 2021	December 31, 2020
Property and Casualty Insurance Companies	$13,997.9	$13,333.5
Assets of discontinued businesses	107.4	110.2
Total	$14,105.3	$13,443.7

The Company reviews the assets of its Property and Casualty Insurance Companies collectively and does not allocate them between the Commercial Lines, Personal Lines and Other segments.

9. Stock-based Compensation

As of September 30, 2021, there were 1,982,890 shares and 2,321,916 shares available for grant under The Hanover Insurance Group 2014 Long-Term Incentive Plan and The Hanover Insurance Group 2014 Employee Stock Purchase Plan, respectively.

Compensation cost for the Company’s stock-based awards and the related tax benefits were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Stock-based compensation expense	$5.8	$4.9	$16.8	$14.4
Tax benefit	(1.2)	(1.0)	(3.5)	(3.0)
Stock-based compensation expense, net of taxes	$4.6	$3.9	$13.3	$11.4

Stock Options

Information on the Company’s stock option activity for the nine months ended September 30, 2021 and 2020 is summarized below.

	Nine Months Ended September 30,
	2021		2020
(in whole shares and dollars)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	1,282,278	$93.64	1,121,559	$87.88
Granted	178,040	115.35	242,598	118.34
Exercised	(223,426)	80.46	(48,877)	76.68
Forfeited or cancelled	(4,769)	118.01	(27,158)	112.18
Outstanding, end of period	1,232,123	99.07	1,288,122	93.53

Restricted Stock Units

The Company currently issues time-based, market-based and performance-based restricted stock units to eligible employees, all of which generally vest after 3 years of continued employment.

The following tables summarize activity information about employee restricted stock units:

	Nine Months Ended September 30,
	2021		2020
(in whole shares and dollars)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Time-based restricted stock units:
Outstanding, beginning of period	350,480	$116.37	335,166	$109.55
Granted	171,575	115.44	142,582	117.72
Vested	(116,739)	111.06	(87,963)	92.61
Forfeited	(20,846)	117.18	(26,024)	116.00
Outstanding, end of period	384,470	117.53	363,761	116.38
Performance-based and market-based restricted stock units:
Outstanding, beginning of period	97,043	$119.59	86,252	$110.70
Granted	62,143	114.66	54,415	105.10
Vested	(43,506)	122.27	(40,601)	80.92
Forfeited	(1,832)	116.90	(3,023)	124.78
Outstanding, end of period	113,848	115.92	97,043	119.59

In the first nine months of 2021 and 2020, the Company granted market-based awards totaling 37,348 and 34,911, respectively, to certain members of senior management, which are included in the table above as performance and market-based restricted stock activity. The vesting of these stock units is based on the relative total shareholder return (“TSR”) of the Company. This metric is generally based on relative TSR for a three-year period as compared to a pre-selected group of property and casualty companies. The fair value of market-based awards was estimated at the date of grant using a valuation model. These units have the potential to range from 0% to 150% of the shares disclosed. Included in the amount granted above in 2021 and 2020 are 14,501 shares and 13,532 shares, respectively, related to market-based awards that achieved a payout in excess of 100%. These awards vested in the first quarters of 2021 and 2020, respectively.

The Company also granted performance-based restricted stock units in 2021 and 2020, totaling 21,401 and 19,504, respectively, which are based upon the Company’s achievement of return on equity objectives. These units have the potential to range from 0% to 150% of the shares disclosed, which varies based on grant year and individual participation level. Increases above the 100% target level are reflected as granted in the period in which performance-based stock unit goals are achieved. Decreases below the 100% target level are reflected as forfeited. There were no performance-based awards that vested in 2021.

10. Earnings Per Share and Shareholders’ Equity Transactions

The following table provides weighted average share information used in the calculation of the Company’s basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2021	2020	2021	2020
Basic shares used in the calculation of earnings per share	35.7	37.7	36.0	38.0
Dilutive effect of securities:
Employee stock options	0.3	0.1	0.3	0.2
Non-vested stock grants	0.3	0.2	0.3	0.2
Diluted shares used in the calculation of earnings per share	36.3	38.0	36.6	38.4
Per share effect of dilutive securities on income from continuing operations	$(0.02)	$(0.03)	$(0.10)	$(0.05)
Per share effect of dilutive securities on net income	$(0.01)	$(0.02)	$(0.11)	$(0.06)

Diluted earnings per share for the three months ended September 30, 2020 excludes 0.8 million issuable under the Company’s stock compensation plans because their effect would be antidilutive. Diluted earnings per share for the nine months ended September 30, 2021 and 2020, respectively, excludes 0.2 and 0.6 million issuable under the Company’s stock compensation plans because their effect would be antidilutive.

The Board of Directors has authorized a stock repurchase program which provides for aggregate repurchases of the Company’s common stock of up to $1.3 billion, including a $400 million increase to the program on May 11, 2021. Under this program the Company had approximately $381 million available at September 30, 2021. Under the repurchase authorization, the Company may repurchase, from time to time, common stock in amounts, at prices and at such times as the Company deems appropriate, subject to market conditions and other considerations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. The Company is not required to purchase any specific number of shares or to make purchases by any certain date under this program. On October 29, 2020, pursuant to the terms of an accelerated share repurchase agreement (the “October 2020 ASR”) the Company paid $100.0 million and received an initial delivery of approximately 0.8 million shares of its common stock, which was approximately 80% of the total number of shares expected to be repurchased under the October 2020 ASR. On January 29, 2021, the Company received approximately 45,000 shares of its common stock shares as final settlement of shares repurchased under the October 2020 ASR.

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

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses.

	Nine Months Ended
	September 30,
(in millions)	2021	2020
Gross reserve for losses and LAE, beginning of period	$6,024.0	$5,654.4
Reinsurance recoverable on unpaid losses	1,641.6	1,574.8
Net reserve for losses and LAE, beginning of period	4,382.4	4,079.6
Net incurred losses and LAE in respect of losses occurring in:
Current year	2,427.1	2,176.0
Prior years	(56.7)	(26.1)
Total incurred losses and LAE	2,370.4	2,149.9
Net payments of losses and LAE in respect of losses occurring in:
Current year	981.0	863.5
Prior years	1,036.5	1,028.7
Total payments	2,017.5	1,892.2
Net reserve for losses and LAE, end of period	4,735.3	4,337.3
Reinsurance recoverable on unpaid losses	1,804.8	1,608.4
Gross reserve for losses and LAE, end of period	$6,540.1	$5,945.7

As a result of continuing trends in the Company’s business, reserves, including catastrophes, have been re-estimated for all prior accident years and were decreased by $56.7 million and $26.1  million in 2021 and 2020, respectively.

2021

For the nine months ended September 30, 2021, net favorable loss and LAE development was $56.7 million, primarily as a result of net favorable Commercial Lines development of $34.6 million and favorable Personal Lines development of $23.1 million. Commercial Lines favorable development was primarily due to lower than expected losses of $13.1 million within the workers’ compensation line, primarily in accident years 2014 through 2019, and to lower than expected catastrophe losses of $12.0 million for hurricanes, tornadoes, and other storms in accident years 2018 through 2020. Personal Lines favorable development was primarily due to lower than expected losses of $20.1 million in the personal automobile line, driven by lower personal injury protection and bodily injury losses primarily in accident year 2020.

2020

For the nine months ended September 30, 2020, net favorable loss and LAE development was $26.1 million primarily as a result of net favorable Commercial Lines development of $30.9 million, partially offset by unfavorable development in the Other Segment.  Commercial Lines favorable development was primarily due to lower than expected losses of $25.6 million within the workers’ compensation line in accident years 2016 through 2019 and, within other commercial lines, $15.3  million within the marine line primarily in accident years 2017 through 2019, partially offset by higher than expected losses of $10.6 million in the commercial automobile line driven by higher personal injury protection and bodily injury losses, primarily in accident years 2017 through 2019. In addition, Other Segment unfavorable development was due to the Company’s run-off voluntary assumed property and casualty reinsurance pools business primarily based on an updated third-party actuarial study received in the first quarter of 2020 for the legacy Excess and Casualty Reinsurance Association (“ECRA”) pool that primarily consists of asbestos and environmental exposures.

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

The global pandemic (“Pandemic”) has significantly impacted the U.S. and global financial markets and economies since March 2020. Circumstances relating to the Pandemic are unprecedented in scope and impact, continue to evolve, are complex and uncertain, and are outside our control. Our investment portfolio was affected by the deterioration in investment markets during March 2020, as well as the volatility in the subsequent months. In addition, we experienced both favorable and adverse effects from the Pandemic on our underwriting results and operations, as well as our financial condition, during the period from March 2020 through September 2021. Several uncertainties persist related to the Pandemic, including, among others, return to work initiatives, virus variants, vaccination rates, driving patterns, court caseload backlogs, and inflationary pressures. We continue to believe that the Pandemic’s impacts on our near-term results should be manageable. However, the severity, duration and long-term impacts of the Pandemic may affect the property and casualty insurance industry, our business, and our financial results over the intermediate and long-term. (See “Contingencies and Regulatory Matters” and “Item 1A – Risk Factors” for further discussion).

During the nine months ended September 30, 2021, our net income was $255.2 million, compared to $194.1 million for the nine months ended September 30, 2020, an increase of $61.1 million, primarily due to changes in the fair value of equity securities and, to a lesser extent, $27.9 million of impairments on fixed income securities in the prior year that did not recur in 2021, partially offset by lower operating income.

Operating income before interest expense and income taxes (a non-GAAP financial measure; see also “Results of Operations – Consolidated – Non-GAAP Financial Measures”) was $269.4 million for the nine months ended September 30, 2021, compared to $334.4 million for the nine months ended September 30, 2020, a decrease of $65.0 million. This decrease was primarily due to higher catastrophe losses and higher Personal Lines non-catastrophe losses, partially offset by higher net investment income, earned premium growth, and net favorable development on prior years’ loss and loss adjustment expense (“LAE”) reserves (“prior years’ loss reserves”). The higher Personal Lines non-catastrophe losses were primarily due to higher personal automobile losses, compared to fewer accidents and decreased claim activity in 2020 that emerged from changes in driving patterns as a result of the Pandemic.

Pre-tax catastrophe losses were $363.6 million for the nine months ended September 30, 2021, compared to $251.6 million during the same period of 2020. The increase of $112.0 million was primarily due to Hurricane Ida and several wind events and hailstorms in the Midwest during the third quarter and the freeze events in Texas and surrounding states during the first quarter. Net favorable development on prior years’ loss reserves was $41.7 million for the nine months ended September 30, 2021, compared to $9.5 million for the nine months ended September 30, 2020, an increase of $32.2 million.

Commercial Lines

Our account-focused approach to the small commercial market, distinctiveness in the middle market, and continued development of specialty lines provides us with a diversified portfolio of products and delivers significant value to agents and policyholders. We continue to pursue our core strategy of developing strong partnerships with agents, enhanced franchise value through selective distribution, distinctive products and coverages, and through continued investment in industry segmentation. Net premiums written increased 9.0% in the first nine months of 2021, compared to the same period in 2020, primarily due to pricing increases and a reduction in insured business activity in 2020 as a result of the Pandemic.

Underwriting results declined in the first nine months of 2021, primarily due to higher catastrophe losses, partially offset by earned premium growth and favorable development of prior years’ loss reserves. The competitive nature of the Commercial Lines market requires us to be highly disciplined in our underwriting process to ensure that we write business at acceptable margins, and we continue to seek rate increases across many lines of business.

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

Net premiums written increased by 7.4% in the first nine months of 2021, compared to the same period in 2020, which includes a return of approximately $30 million of premiums in 2020 to our eligible personal automobile customers in all our markets, providing financial relief during the Pandemic. Excluding the impact of the premium refund, net premiums written grew by 5.2%, primarily due to increased new business, retention and, to a lesser extent, renewal rate increases. Underwriting results decreased in the first nine months of 2021, primarily due to higher non-catastrophe losses, catastrophe losses, and expenses, partially offset by favorable development of prior years’ loss reserves and earned premium growth. The higher expenses were primarily due to the absence in 2021 of a non-recurring premium tax benefit of $13.8 million from a Michigan refund related to tax years 2014 through 2016 that was received in 2020.

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

Results of Operations – Consolidated

Consolidated net income for the three months ended September 30, 2021 was $34.0 million, compared to $118.9 million for the three months ended September 30, 2020, a decrease of $84.9 million. The decrease in consolidated net income was primarily due to a decrease in operating income before interest expense and income taxes for the three months ended September 30, 2021, as well as by lower after-tax net realized and unrealized investment gains of approximately $28.1 million, primarily related to the change in the fair value of equity securities. Operating income before interest expense and income taxes decreased $81.4 million primarily due to higher catastrophe losses and increased Personal Lines non-catastrophe losses, partially offset by favorable development on prior years’ loss reserves, earned premium growth, and higher net investment income.

Consolidated net income for the nine months ended September 30, 2021 was $255.2 million, compared to $194.1 million for the nine months ended September 30, 2020, an increase of $61.1 million. The increase in consolidated net income was primarily a result of $61.0 million of after-tax net realized and unrealized investment gains in 2021 as compared to $40.7 million of after-tax net realized and unrealized investment losses in 2020, a change of $101.7 million, primarily related to the change in the fair value of equity securities and, to a lesser extent, a decrease in impairment losses on investments. Operating income before interest expense and income taxes decreased $65.0 million primarily due to higher catastrophe losses and higher Personal Lines non-catastrophe losses, partially offset by higher net investment income, earned premium growth, and net favorable development on prior years’ loss reserves.

The following table reflects operating income before interest expense and income taxes for each operating segment and a reconciliation to consolidated net income from operating income before interest expense and income taxes (a non-GAAP measure).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Operating income before interest expense and income taxes:
Commercial Lines	$42.4	$62.3	$149.0	$172.2
Personal Lines	3.6	64.2	117.6	161.7
Other	1.0	1.9	2.8	0.5
Operating income before interest expense and income taxes	47.0	128.4	269.4	334.4
Interest expense on debt	(8.5)	(9.8)	(25.5)	(28.6)
Operating income before income taxes	38.5	118.6	243.9	305.8
Income tax expense on operating income	(7.7)	(25.1)	(47.7)	(62.8)
Operating income	30.8	93.5	196.2	243.0
Non-operating items:
Net realized and unrealized investment gains (losses)	4.0	37.7	72.6	(60.2)
Net loss from repayment of debt	—	(6.1)	—	(6.2)
Other non-operating	—	(1.6)	—	(1.6)
Income tax (expense) benefit on non-operating items	—	(4.0)	(11.6)	21.1
Income from continuing operations, net of taxes	34.8	119.5	257.2	196.1
Discontinued operations (net of taxes):
Loss from discontinued life businesses	(0.8)	(0.6)	(2.0)	(2.0)
Net income	$34.0	$118.9	$255.2	$194.1

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

The following table summarizes the results of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Operating revenues
Net premiums written	$1,375.2	$1,268.5	$3,778.5	$3,486.4
Net premiums earned	$1,186.0	$1,135.4	$3,527.6	$3,373.4
Net investment income	78.8	67.6	231.2	194.9
Other income	7.6	9.1	21.7	22.2
Total operating revenues	1,272.4	1,212.1	3,780.5	3,590.5
Losses and operating expenses
Losses and LAE	844.0	709.0	2,370.4	2,149.2
Amortization of deferred acquisition costs	244.0	237.7	728.5	711.9
Other operating expenses	137.4	137.0	412.2	395.0
Total losses and operating expenses	1,225.4	1,083.7	3,511.1	3,256.1
Operating income before interest expense and income taxes	$47.0	$128.4	$269.4	$334.4

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Operating income before interest expense and income taxes was $47.0 million for the three months ended September 30, 2021, compared to $128.4 million for the three months ended September 30, 2020, a decrease of $81.4 million. This decrease was primarily due to higher catastrophe losses and increased Personal Lines non-catastrophe losses, partially offset by favorable development on prior years’ loss reserves, earned premium growth, and higher net investment income.

Net premiums written increased $106.7 million for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, primarily due to rate increases.

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

	Three Months Ended September 30, 2021
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$928.3	$826.8	$698.6	10.7	67.4	33.8	101.2
Personal Lines	564.9	548.4	487.4	16.1	76.5	27.3	103.8
Total	$1,493.2	$1,375.2	$1,186.0	12.9	71.2	31.1	102.3

	Three Months Ended September 30, 2020
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$884.7	$760.5	$665.1	5.1	62.4	34.5	96.9
Personal Lines	521.4	508.0	470.3	6.9	62.5	27.9	90.4
Total	$1,406.1	$1,268.5	$1,135.4	5.8	62.4	31.8	94.2

The following table summarizes net premiums written, and loss and LAE and catastrophe loss ratios by line of business for the Commercial Lines and Personal Lines segments. Loss and LAE and catastrophe loss ratios include prior year reserve development.

	Three Months Ended September 30,
	2021			2020
(dollars in millions)	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios
Commercial Lines:
Commercial multiple peril	$289.5	87.5	24.1	$273.4	68.5	6.6
Commercial automobile	94.7	65.3	0.3	88.8	67.5	0.7
Workers’ compensation	93.9	54.4	—	79.0	48.4	—
Other commercial	348.7	55.2	6.0	319.3	59.7	6.5
Total Commercial Lines	$826.8	67.4	10.7	$760.5	62.4	5.1
Personal Lines:
Personal automobile	$330.8	68.0	2.4	$311.6	61.2	1.1
Homeowners	196.7	93.8	41.9	179.7	67.8	18.0
Other personal	20.9	55.8	5.8	16.7	29.1	1.4
Total Personal Lines	$548.4	76.5	16.1	$508.0	62.5	6.9

The following table summarizes U.S. GAAP underwriting results for the Commercial Lines, Personal Lines and Other segments and reconciles them to operating income before interest expense and income taxes.

	Three Months Ended September 30,
	2021				2020
(in millions)	Commercial Lines	Personal Lines	Other	Total	Commercial Lines	Personal Lines	Other	Total
Underwriting profit, excluding prior year reserve development and catastrophes	$53.2	$48.5	$—	$101.7	$48.4	$76.3	$—	$124.7
Prior year favorable (unfavorable) loss and LAE reserve development on non-catastrophe losses	11.4	9.9	(0.4)	20.9	3.9	(1.0)	(0.3)	2.6
Prior year favorable catastrophe development	—	—	—	—	8.9	0.7	—	9.6
Current year catastrophe losses	(74.8)	(78.7)	—	(153.5)	(42.5)	(33.0)	—	(75.5)
Underwriting profit (loss)	(10.2)	(20.3)	(0.4)	(30.9)	18.7	43.0	(0.3)	61.4
Net investment income	52.9	22.6	3.3	78.8	44.4	19.5	3.7	67.6
Fees and other income	4.0	2.6	1.0	7.6	3.8	3.5	1.8	9.1
Other operating expenses	(4.3)	(1.3)	(2.9)	(8.5)	(4.6)	(1.8)	(3.3)	(9.7)
Operating income before interest expense and income taxes	$42.4	$3.6	$1.0	$47.0	$62.3	$64.2	$1.9	$128.4

Commercial Lines

Commercial Lines net premiums written were $826.8 million for the three months ended September 30, 2021, compared to $760.5 million for the three months ended September 30, 2020. This $66.3 million increase was primarily driven by pricing increases and a more robust business environment in 2021.

Commercial Lines underwriting loss for the three months ended September 30, 2021 was $10.2 million, compared to an $18.7 million profit for the three months ended September 30, 2020, a decrease of $28.9 million. Catastrophe losses for the three months ended September 30, 2021 were $74.8 million, compared to $33.6 million for the three months ended September 30, 2020, an increase of $41.2 million. The higher catastrophe losses in 2021 were primarily due to Hurricane Ida and wind and hailstorms in the Midwest. Net favorable development on prior year’s loss reserves for the three months ended September 30, 2021 was $11.4 million, compared to $3.9 million for the three months ended September 30, 2020, an increase of $7.5 million.

Commercial Lines current accident year underwriting profit, excluding catastrophes, was $53.2 million for the three months ended September 30, 2021, compared to $48.4 million for the three months ended September 30, 2020. This $4.8 million increase was primarily driven by earned premium growth. Within non-catastrophe current accident year losses, higher large property loss activity in our commercial multiple peril line was partially offset by lower loss activity in our inland marine and surety lines.

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

Personal Lines

Personal Lines net premiums written were $548.4 million for the three months ended September 30, 2021, compared to $508.0 million for the three months ended September 30, 2020. The premium growth of $40.4 million was primarily driven by increased new business, retention and, to a lesser extent, renewal rate increases.

Net premiums written in the personal automobile line of business for the three months ended September 30, 2021 were $330.8 million, compared to $311.6 million for the three months ended September 30, 2020, an increase of $19.2 million. Personal automobile policies in force increased by 2.8%.  Net premiums written in the homeowners line of business for the three months ended September 30, 2021 were $196.7 million, compared to $179.7 million for the three months ended September 30, 2020, an increase of $17.0 million. Homeowners policies in force increased by 3.4%.

Personal Lines underwriting loss for the three months ended September 30, 2021 was $20.3 million, compared to $43.0 million profit for the three months ended September 30, 2020, a decrease of $63.3 million. Catastrophe losses for the three months ended September 30, 2021 were $78.7 million, compared to $32.3 million for the three months ended September 30, 2020, an increase of $46.4 million. The higher catastrophe losses in 2021 were primarily due to Hurricane Ida and several wind and hailstorms throughout the Midwest. Net favorable development on prior year’s loss reserves for the three months ended September 30, 2021 was $9.9 million, compared to $1.0 million unfavorable development for the three months ended September 30, 2020, a favorable change of $10.9 million.

Personal Lines current accident year underwriting profit, excluding catastrophes, was $48.5 million for the three months ended September 30, 2021, compared to $76.3 million for the three months ended September 30, 2020. This $27.8 million decrease was primarily due to higher current accident year losses in our personal automobile line due to fewer accidents and decreased claim activity in 2020 resulting from changes in driving patterns as a result of the Pandemic. Additionally, the personal automobile current accident year losses reflected an increase in property severity associated with supply chain issues and limited availability of new vehicles due to chip shortage, higher used vehicle prices and higher cost of parts.

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

Other

Our Other segment had operating income of $1.0 million for the three months ended September 30, 2021, compared to $1.9 million for the three months ended September 30, 2020, a decrease of $0.9 million.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Operating income before interest expense and income taxes was $269.4 million for the nine months ended September 30, 2021, compared to $334.4 million for the nine months ended September 30, 2020, a decrease of $65.0 million. This decrease was primarily due to higher catastrophe losses and higher Personal Lines non-catastrophe losses, partially offset by higher net investment income, earned premium growth, and net favorable development on prior years’ loss reserves. The higher Personal Lines non-catastrophe losses was primarily due to higher personal automobile losses due to fewer accidents and decreased claim activity in 2020 resulting from changes in driving patterns as a result of the Pandemic.

Net premiums written increased by $292.1 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. This was primarily due to pricing increases, a reduction in insured business activity in 2020, and the aforementioned 2020 premium refund.

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

	Nine Months Ended September 30, 2021
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$2,618.0	$2,271.0	$2,094.9	10.1	66.3	33.7	100.0
Personal Lines	1,555.6	1,507.5	1,432.7	10.6	68.4	27.8	96.2
Total	$4,173.6	$3,778.5	$3,527.6	10.3	67.2	31.3	98.5

	Nine Months Ended September 30, 2020
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Commercial Lines	$2,441.6	$2,083.0	$1,999.6	6.1	62.9	34.3	97.2
Personal Lines	1,477.4	1,403.4	1,373.8	9.4	64.6	27.4	92.0
Total	$3,919.0	$3,486.4	$3,373.4	7.5	63.7	31.5	95.2

The following table summarizes net premiums written, and loss and LAE and catastrophe loss ratios by line of business for the Commercial Lines and Personal Lines segments. Loss and LAE and catastrophe loss ratios include prior year reserve development.

	Nine Months Ended September 30,
	2021			2020
(dollars in millions)	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios	Net Premiums Written	Loss & LAE Ratios	Catastrophe Loss Ratios
Commercial Lines:
Commercial multiple peril	$756.1	81.7	22.4	$712.6	72.1	12.0
Commercial automobile	269.8	63.0	0.2	256.4	68.3	0.6
Workers’ compensation	269.3	54.4	—	241.1	50.1	—
Other commercial	975.8	58.3	6.0	872.9	57.4	4.7
Total Commercial Lines	$2,271.0	66.3	10.1	$2,083.0	62.9	6.1
Personal Lines:
Personal automobile	$930.1	63.4	1.9	$867.8	60.9	1.2
Homeowners	522.2	79.6	27.0	491.0	74.1	24.6
Other personal	55.2	44.7	2.7	44.6	29.4	2.7
Total Personal Lines	$1,507.5	68.4	10.6	$1,403.4	64.6	9.4

The following table summarizes GAAP underwriting results for the Commercial Lines, Personal Lines and Other segments and reconciles them to operating income (loss) before interest expense and income taxes.

	Nine Months Ended September 30,
	2021				2020
(in millions)	Commercial Lines	Personal Lines	Other	Total	Commercial Lines	Personal Lines	Other	Total
Underwriting profit (loss), excluding prior year reserve development and catastrophes	$183.5	$179.8	$—	$363.3	$159.9	$233.2	$(0.1)	$393.0
Prior year favorable (unfavorable) loss and LAE reserve development on non-catastrophe losses	22.6	20.1	(1.0)	41.7	12.7	0.7	(3.9)	9.5
Prior year favorable (unfavorable) catastrophe development	12.0	3.0	—	15.0	18.2	(1.6)	—	16.6
Current year catastrophe losses	(223.8)	(154.8)	—	(378.6)	(140.4)	(127.8)	—	(268.2)
Underwriting profit (loss)	(5.7)	48.1	(1.0)	41.4	50.4	104.5	(4.0)	150.9
Net investment income	155.7	66.5	9.0	231.2	128.7	56.3	9.9	194.9
Fees and other income	11.2	7.1	3.4	21.7	8.6	8.0	5.6	22.2
Other operating expenses	(12.2)	(4.1)	(8.6)	(24.9)	(15.5)	(7.1)	(11.0)	(33.6)
Operating income before interest expense and income taxes	$149.0	$117.6	$2.8	$269.4	$172.2	$161.7	$0.5	$334.4

Commercial Lines

Commercial Lines net premiums written were $2,271.0 million for the nine months ended September 30, 2021, compared to $2,083.0 million for the nine months ended September 30, 2020.  This $188.0 million increase was primarily driven by pricing increases and a reduction in insured business activity in 2020 as a result of the Pandemic.

Commercial Lines underwriting loss for the nine months ended September 30, 2021 was $5.7 million, compared to $50.4 million profit for the nine months ended September 30, 2020, a decrease of $56.1 million. Catastrophe losses for the nine months ended September 30, 2021 were $211.8 million, compared to $122.2 million for the nine months ended September 30, 2020. The $89.6 million increase was primarily due to freeze events in Texas and surrounding states associated with record low temperatures in the first quarter and Hurricane Ida and several wind and hailstorms in the Midwest in the third quarter. Favorable development on prior years’ loss reserves for the nine months ended September 30, 2021 was $22.6 million, compared to $12.7 million for the nine months ended September 30, 2020, an increase of $9.9 million.

Commercial Lines current accident year underwriting profit, excluding catastrophes, was $183.5 million for the nine months ended September 30, 2021, compared to $159.9 million for the nine months ended September 30, 2020, an increase of $23.6 million, primarily due to earned premium growth. Within non-catastrophe current accident year losses, higher large property loss activity in our specialty and commercial multiple peril lines were partially offset by lower loss activity in our inland marine, miscellaneous property, commercial automobile and surety lines.

Personal Lines

Personal Lines net premiums written were $1,507.5 million for the nine months ended September 30, 2021, compared to $1,403.4 million for the nine months ended September 30, 2020, an increase of $104.1 million. During the second quarter of 2020, we returned approximately $30 million of automobile premiums to our eligible Personal Lines customers in all our markets, providing financial relief during the Pandemic.  In addition, 2021 net premiums written grew due to increased new business, retention and, to a lesser extent, renewal rate increases.

Personal Lines underwriting profit for the nine months ended September 30, 2021 was $48.1 million, compared to $104.5 million for the nine months ended September 30, 2020, a decrease of $56.4 million. Catastrophe losses for the nine months ended September 30, 2021 were $151.8 million, compared to $126.2 million for the nine months ended September 30, 2020. The increase of $25.6 million was primarily due to several wind and hailstorms throughout the Midwest and Hurricane Ida during the third quarter. Favorable development on prior years’ loss reserves for the nine months ended September 30, 2021 was $20.1 million, compared to $0.7 million for the nine months ended September 30, 2020, an increase of $19.4 million.

Personal Lines current accident year underwriting profit, excluding catastrophes, was $179.8 million for the nine months ended September 30, 2021, compared to $233.2 million for the nine months ended September 30, 2020. This $53.4 million decrease was primarily due to higher current accident year losses and higher expenses, primarily due to a 2020 non-recurring premium tax benefit, partially offset by earned premium growth. The higher current accident year losses were primarily due to fewer accidents and decreased claim activity for the personal automobile line in 2020 resulting from changes in driving patterns as a result of the Pandemic and increased weather-related losses in the homeowners line in 2021.

Other

Our Other segment had operating income of $2.8 million for the nine months ended September 30, 2021, compared to $0.5 million for the nine months ended September 30, 2020, an increase of $2.3 million. This increase was primarily due to prior year’s results including a $3.3 million reserve increase, based on the receipt of an updated third-party actuarial study for the legacy Excess and Casualty Reinsurance Association (“ECRA”) pool.

Reserve for Losses and Loss Adjustment Expenses

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses.

	Nine Months Ended
	September 30,
(in millions)	2021	2020
Gross reserve for losses and LAE, beginning of period	$6,024.0	$5,654.4
Reinsurance recoverable on unpaid losses	1,641.6	1,574.8
Net reserve for losses and LAE, beginning of period	4,382.4	4,079.6
Net incurred losses and LAE in respect of losses occurring in:
Current year	2,427.1	2,176.0
Prior year non-catastrophe loss development	(41.7)	(9.5)
Prior year catastrophe development	(15.0)	(16.6)
Total incurred losses and LAE	2,370.4	2,149.9
Net payments of losses and LAE in respect of losses occurring in:
Current year	981.0	863.5
Prior years	1,036.5	1,028.7
Total payments	2,017.5	1,892.2
Net reserve for losses and LAE, end of period	4,735.3	4,337.3
Reinsurance recoverable on unpaid losses	1,804.8	1,608.4
Gross reserve for losses and LAE, end of period	$6,540.1	$5,945.7

The table below summarizes the gross reserve for losses and LAE by line of business.

	September 30,	December 31,
(in millions)	2021	2020
Commercial multiple peril	$1,377.5	$1,211.0
Workers’ compensation	723.4	699.4
Commercial automobile	480.6	454.8
Other commercial lines:
Hanover Programs	595.9	565.3
Management and professional liability	379.2	340.8
Monoline general liability	299.4	280.3
Umbrella	258.5	230.2
Specialty industrial and commercial property	178.8	76.9
Surety	102.4	94.0
Marine	98.2	93.6
Other lines	27.4	29.5
Total other commercial lines	1,939.8	1,710.6
Total Commercial Lines	4,521.3	4,075.8
Personal automobile	1,689.4	1,670.3
Homeowners and other personal	289.2	237.5
Total Personal Lines	1,978.6	1,907.8
Total Other Segment	40.2	40.4
Total loss and LAE reserves	$6,540.1	$6,024.0

“Other commercial lines – Other lines” in the table above is primarily comprised of fidelity and crime lines of business. Loss and LAE reserves in our “Total Other Segment” relate to our run-off voluntary assumed property and casualty reinsurance pools business.

The following table summarizes prior year (favorable) unfavorable development for the periods indicated:

	Nine Months Ended September 30,
	2021			2020
(in millions)	Loss & LAE	Catastrophe	Total	Loss & LAE	Catastrophe	Total
Commercial Lines	$(22.6)	$(12.0)	$(34.6)	$(12.7)	$(18.2)	$(30.9)
Personal Lines	(20.1)	(3.0)	(23.1)	(0.7)	1.6	0.9
Other Segment	1.0	—	1.0	3.9	—	3.9
Total prior year favorable development	$(41.7)	$(15.0)	$(56.7)	$(9.5)	$(16.6)	$(26.1)

It is not possible to know whether the factors that affected loss reserves in the first nine months of 2021 will also occur in future periods. We encourage you to read our 2020 Annual Report on Form 10-K for more information about our reserving process and the judgments, uncertainties and risks associated therewith.

Catastrophe Loss Development

For the nine months ended September 30, 2021 and 2020, favorable catastrophe development was $15.0 and $16.6 million, respectively. The favorable catastrophe development during the nine months ended September 30, 2021 was primarily due to lower than expected losses related to certain 2018 through 2020 hurricanes, tornadoes, and other storms. The favorable catastrophe development during the nine months ended September 30, 2020 was primarily due to lower than expected losses related to certain 2017, 2018, and 2019 windstorms, winter storms and hurricanes and the 2017 and 2018 California wildfires.

2021 Loss and LAE Development, excluding catastrophes

For the nine months ended September 30, 2021, net favorable loss and LAE development, excluding catastrophes, was $41.7 million, primarily due to lower than expected losses in the personal automobile line of $19.1 million, driven by lower personal injury protection and bodily injury losses, primarily in accident year 2020, lower than expected losses in the workers’ compensation line of $13.1 million, primarily in accident years 2014 through 2019, and lower than expected losses in other commercial lines.  Within other commercial lines, lower than expected losses in our commercial miscellaneous property, marine, surety, and specialty industrial property lines were partially offset by higher than expected losses in our general liability lines.

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

Reinsurance Recoverables

Reinsurance recoverables were $2,002.8 million and $1,874.3 million at September 30, 2021 and December 31, 2020, respectively, of which $84.1 million and $88.4 million, respectively, represent billed recoverables. A reinsurance recoverable is billed after an eligible reinsured claim is paid by an insurer. Billed reinsurance recoverables related to the Michigan Catastrophic Claims Association (the “MCCA”) were $45.3 million and $35.5 million at September 30, 2021 and December 31, 2020, respectively, and billed non-MCCA reinsurance recoverables totaled $38.8 million and $52.9 million at September 30, 2021 and December 31, 2020, respectively. At September 30, 2021, $1.1 million of the billed non-MCCA recoverables were outstanding greater than 90 days, whereas at December 31, 2020, there were no balances outstanding greater than 90 days.

Investments

Investment Results

Net investment income before income taxes was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2021	2020	2021	2020
Fixed maturities	$54.2	$55.3	$162.6	$167.7
Limited partnerships	18.9	6.0	49.5	8.0
Mortgage loans	4.0	4.5	13.6	13.1
Equity securities	3.7	3.4	11.3	10.8
Other investments	0.7	0.7	2.3	2.4
Investment expenses	(2.7)	(2.3)	(8.1)	(7.1)
Net investment income	$78.8	$67.6	$231.2	$194.9
Earned yield, fixed maturities	2.96%	3.26%	3.03%	3.38%
Earned yield, total portfolio	3.72%	3.37%	3.70%	3.32%

The increase in net investment income for the three months and nine months ended September 30, 2021 was primarily due to higher limited partnership income and, to a lesser degree, the continued investment of operational cash flows, partially offset by the impact of lower new money yields. Higher income from our limited partnerships primarily reflects increased market valuation due to positive valuation changes in the funds’ equity holdings. In addition, limited partnership results for the nine months ended September 30, 2020 include low valuations, particularly in the second quarter, due to Pandemic-related business and financial market disruptions. Income from partnerships can vary significantly from period to period and neither the elevated results during 2021, nor the weak results in 2020, reflect expected returns for this asset class. We expect average fixed income yields to continue to decline as new money rates remain lower than our embedded book yield.

Investment Portfolio

We held cash and investment assets diversified across several asset classes, as follows:

	September 30, 2021		December 31, 2020
(dollars in millions)	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
Fixed maturities, at fair value	$7,699.2	83.0%	$7,454.4	83.2%
Equity securities, at fair value	615.5	6.6	598.5	6.7
Mortgage and other loans	448.1	4.8	467.6	5.2
Other investments	340.2	3.7	325.6	3.6
Cash and cash equivalents	171.2	1.9	120.6	1.3
Total cash and investments	$9,274.2	100.0%	$8,966.7	100.0%

Cash and Investments

Total cash and investments increased $307.5 million, or 3.4%, for the nine months ended September 30, 2021 as compared to December 31, 2020. This increase was primarily due to the continued investment of operational cash flows, partially offset by the funding of financing activities, including our stock repurchases and dividend payments, and by net market value depreciation.

The following table provides information about the investment types of our fixed maturities portfolio:

	September 30, 2021
(in millions) Investment Type	Amortized Cost, Net of Allowance for Credit Losses	Fair Value	Net Unrealized Gain	Change in Net Unrealized For the Year
U.S. Treasury and government agencies	$355.2	$358.7	$3.5	$(12.1)
Foreign government	2.2	2.6	0.4	(0.1)
Municipals:
Taxable	1,076.2	1,109.6	33.4	(26.5)
Tax-exempt	28.5	29.3	0.8	(0.9)
Corporate	3,983.6	4,198.8	215.2	(126.2)
Asset-backed:
Residential mortgage-backed	1,069.1	1,079.6	10.5	(22.0)
Commercial mortgage-backed	784.0	817.1	33.1	(21.5)
Asset-backed	101.6	103.5	1.9	(0.7)
Total fixed maturities	$7,400.4	$7,699.2	$298.8	$(210.0)

The decrease in net unrealized gains on fixed maturities was primarily due to higher prevailing interest rates, partially offset by tighter credit spreads.

Amortized cost and fair value by rating category were as follows:

		September 30, 2021			December 31, 2020
(dollars in millions) NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost, Net of Allowance for Credit Losses	Fair Value	% of Total Fair Value	Amortized Cost, Net of Allowance for Credit Losses	Fair Value	% of Total Fair Value
1	Aaa/Aa/A	$4,767.1	$4,937.4	64.1%	$4,590.6	$4,894.2	65.7%
2	Baa	2,328.7	2,442.5	31.7	2,075.6	2,258.9	30.3
3	Ba	201.2	211.0	2.8	162.3	173.6	2.3
4	B	98.3	102.6	1.3	109.3	118.3	1.6
5	Caa and lower	5.1	5.7	0.1	7.3	7.7	0.1
6	In or near default	—	—	—	0.5	1.7	—
Total fixed maturities		$7,400.4	$7,699.2	100.0%	$6,945.6	$7,454.4	100.0%

Based on ratings by the National Association of Insurance Commissioners (“NAIC”), approximately 96% of the fixed maturity portfolio consisted of investment grade securities at September 30, 2021 and December 31, 2020. The quality of our fixed maturity portfolio remains strong based on ratings, capital structure position, support through guarantees, underlying security, issuer diversification and yield curve position.

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

The duration of our fixed maturity portfolio was as follows:

	September 30, 2021			December 31, 2020
(dollars in millions) Duration	Amortized Cost, Net of Allowance for Credit Losses	Fair Value	% of Total Fair Value	Amortized Cost, Net of Allowance for Credit Losses	Fair Value	% of Total Fair Value
0-2 years	$1,078.9	$1,112.7	14.5%	$1,460.6	$1,510.5	20.3%
2-4 years	1,644.1	1,750.1	22.7	1,738.4	1,872.5	25.1
4-6 years	2,072.7	2,194.3	28.5	1,570.0	1,734.0	23.3
6-8 years	1,226.7	1,269.8	16.5	1,016.6	1,134.0	15.2
8-10 years	1,179.5	1,168.7	15.2	812.2	837.8	11.2
10+ years	198.5	203.6	2.6	347.8	365.6	4.9
Total fixed maturities	$7,400.4	$7,699.2	100.0%	$6,945.6	$7,454.4	100.0%
Weighted average duration		5.0			4.8

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

Impairments

For the three months ended September 30, 2021, we recognized net recoveries of $0.1 million, consisting of recoveries of $0.7 million of credit losses on mortgage loans, partially offset by $0.6 million of intend-to-sell impairments on corporate fixed maturities. For the nine months ended September 30, 2021, we recognized net impairments of $0.1 million, consisting of $0.8 million of impairments on corporate fixed maturities, partially offset by recoveries of $0.7 million of credit losses on mortgage loans. For the three months ended September 30, 2020, we recognized $0.8 million of impairments, consisting primarily of additional credit losses on mortgage loans, partially offset by recoveries of credit losses on fixed maturities. For the nine months ended September 30, 2020, we recognized $27.9 million of impairments, consisting primarily of $19.1 million on fixed maturities and $6.6 million on mortgage loans. Impairments on fixed maturities included $16.5 million categorized as intend-to-sell and $2.6 million of credit-related losses.

At September 30, 2021 and December 31, 2020, the allowance for credit losses on mortgage loans was $7.1 million and $7.9 million, respectively, and the allowance for credit losses on available-for-sale debt securities was $0.2 million and $0.1 million, respectively.

At September 30, 2021, we held no fixed maturities on non-accrual status. At December 31, 2020, the carrying values of fixed maturities on non-accrual status were not material. The effects of non-accruals for the nine months ended September 30, 2021 and 2020, compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities, were also not material. Any defaults in the fixed maturities portfolio in future periods may negatively affect investment income.

Unrealized Losses

Gross unrealized losses on fixed maturities at September 30, 2021 were $35.2 million, an increase of $31.9 million compared to December 31, 2020, primarily attributable to higher interest rates, partially offset by tighter credit spreads. At September 30, 2021, gross unrealized losses consisted primarily of $11.4 million on corporate fixed maturities, $7.7 million on residential mortgage-backed securities, $7.3 million on U. S. government securities and $5.3 million on municipals.  See Note 3 – “Investments” in the Notes to Interim Consolidated Financial Statements.

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

The following table sets forth gross unrealized losses for fixed maturities by maturity period at September 30, 2021 and December 31, 2020. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers.

	September 30,	December 31,
(in millions)	2021	2020
Due after one year through five years	$0.1	$—
Due after five years through ten years	13.3	0.5
Due after ten years	10.6	2.0
	24.0	2.5
Mortgage-backed and asset-backed securities	11.2	0.8
Total fixed maturities	$35.2	$3.3

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

Positive economic growth in the U.S. continues as the vaccination roll-out has reduced the spread and severity of COVID-19. Amid this progress and strong policy support, indicators of economic activity and employment have strengthened. The sectors most adversely affected by the Pandemic, such as lodging and hospitality, have shown improvement, but remain below pre-Pandemic levels of economic activity. Inflation has risen and overall financial conditions remain accommodative, in part reflecting policy measures to support the economy and the flow of credit to U.S. households and businesses. Unemployment rates remain somewhat elevated and while the U.S. government and its agencies have taken extraordinary measures to stabilize the economy through fiscal and monetary policy actions, the recovery in the labor market has been uneven. It is unclear how such actions and inflationary pressures will affect the continued economic recovery and our investment portfolio.

If the economic recovery continues as expected, an adjustment to monetary policy may be warranted as early as later this year, likely beginning with a moderation in the Fed’s pace of asset purchases.  The Fed’s asset purchase program represents a significant source of demand for certain sectors of the fixed income market and even a well-telegraphed, gradual winding down of the program may result in market disruption. In addition, the Fed’s most recent projections released in September signaled the greatest likelihood to begin raising interest rates would be in 2023, assuming forecasts for growth, unemployment and inflation are achieved.  Regarding fiscal policy in the U.S., failure to reach a long-term agreement to raise the federal borrowing limit could have negative implications for certain issuers, sectors, or the economy at large.

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

Other Items

Net income also included the following items:

	Three Months Ended September 30,
(in millions)	Commercial Lines	Personal Lines	Other	Discontinued Operations	Total
2021
Net realized and unrealized investment gains	$3.0	$0.8	$0.2	$—	$4.0
Discontinued life businesses	—	—	—	(0.8)	(0.8)

2020
Net realized and unrealized investment gains	$25.3	$12.2	$0.2	$—	$37.7
Loss from repayment of debt	—	—	(6.1)	—	(6.1)
Discontinued life businesses	—	—	—	(0.6)	(0.6)

	Nine Months Ended September 30,
(in millions)	Commercial Lines	Personal Lines	Other	Discontinued Operations	Total
2021
Net realized and unrealized investment gains (losses)	$54.4	$22.8	$(4.6)	$—	$72.6
Discontinued life businesses	—	—	—	(2.0)	(2.0)

2020
Net realized and unrealized investment losses	$(40.1)	$(15.9)	$(4.2)	$—	$(60.2)
Loss from repayment of debt	—	—	(6.2)	—	(6.2)
Discontinued life businesses	—	—	—	(2.0)	(2.0)

We manage investment assets for our Commercial Lines, Personal Lines and Other segments based on the requirements of our combined property and casualty insurance companies. We allocate the investment income, expenses and realized gains and losses to our Commercial Lines, Personal Lines and Other segments based on actuarial information related to the underlying businesses.

Net realized and unrealized investment gains were $4.0 million for the three months ended September 30, 2021, compared to $37.7 million for the three months ended September 30, 2020. For the three months ended September 30, 2021 and 2020, net realized and unrealized investment gains were primarily due to changes in the fair value of equity securities.

Net realized and unrealized investment gains were $72.6 million for the nine months ended September 30, 2021, compared to $60.2 million of net realized and unrealized investment losses for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, net realized and unrealized investment gains were primarily due to changes in the fair value of equity securities. For the nine months ended September 30, 2020, net realized and unrealized investment losses were primarily due to changes in the fair value of equity securities and, to a lesser extent, from impairment losses on investments.
Discontinued operations include our discontinued accident and health and life businesses. Losses of $2.0 million for both the nine months ended September 30, 2021 and 2020, primarily reflect adverse loss trends related to the long-term care pool.

Income Taxes

We file a consolidated U.S. federal income tax return that includes our holding company and its domestic subsidiaries (including non-insurance operations).

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

The provision for income taxes from continuing operations was an expense of $7.7 million and $29.1 million for the three months ended September 30, 2021 and 2020, respectively. These provisions resulted in consolidated effective federal tax rates of 18.1% and 19.6% for the three months ended September 30, 2021 and 2020, respectively. These provisions reflect benefits related to tax planning strategies implemented in prior years of $0.8 million and $2.5 million in the three months ended September 30, 2021 and 2020, respectively. In addition, these provisions also include excess tax benefits related to stock-based compensation of $0.8 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively. Absent these items, the provision for income taxes would have been an expense of $9.3 million, or 21.9%, and $31.7 million, or 21.3%, for the three months ended September 30, 2021 and 2020, respectively. The increase in 2021 is due to lower underwriting income.

The income tax provision on operating income was an expense of $7.7 million and $25.1 million for the three months ended September 30, 2021 and 2020, respectively. These provisions resulted in effective tax rates for operating income of 20.0% and 21.2% for the three months ended September 30, 2021 and 2020, respectively. These provisions include excess tax benefits related to stock-based compensation of $0.8 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively. Absent this item, the provisions for income taxes would have been an expense of $8.5 million, or 22.1%, and $25.2 million, or 21.2%, for the three months ended September 30, 2021 and 2020, respectively. The increase in 2021 is due to lower underwriting income.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

The provision for income taxes from continuing operations was an expense of $59.3 million and $41.7 million for the nine months ended September 30, 2021 and 2020, respectively. These provisions resulted in consolidated effective federal tax rates of 18.7% and 17.5% for the nine months ended September 30, 2021 and 2020, respectively. The provision for 2021 includes a net benefit related to prior years’ federal tax credits of $1.7 million. In addition, these provisions reflect benefits related to tax planning strategies implemented in prior years of $3.7 million and $6.9 million for the nine months ended September 30, 2021 and 2020, respectively. Finally, these provisions also include excess tax benefits related to stock-based compensation of $2.6 million and $2.0 million for the nine months ended September 30, 2021 and 2020, respectively. Absent these items, the provision for income taxes would have been an expense of $67.3 million and $50.6 million for the nine months ended September 30, 2021 and 2020, respectively, or 21.3% for both periods.

The income tax provision on operating income was an expense of $47.7 million and $62.8 million for the nine months ended September 30, 2021 and 2020, respectively. These provisions resulted in effective tax rates for operating income of 19.6% and 20.5% for the nine months ended September 30, 2021 and 2020, respectively. The provision for 2021 includes a net benefit related to prior years’ federal tax credits of $1.7 million. In addition, these provisions include excess tax benefits related to stock-based compensation of $2.6 million and $2.0 million for the nine months ended September 30, 2021 and 2020, respectively. Absent these items, the provision for income taxes would have been an expense of $52.0 million, or 21.3%, and $64.8 million, or 21.2%, for the nine months ended September 30, 2021 and 2020, respectively.

Critical Accounting Estimates

Interim consolidated financial statements have been prepared in conformity with U.S. GAAP and include certain accounting policies that we consider to be critical due to the amount of judgment and uncertainty inherent in the application of those policies. While we believe that the amounts included in our consolidated financial statements reflect our best judgment, the use of different assumptions could produce materially different accounting estimates. As disclosed in our 2020 Annual Report on Form 10-K, we believe the following accounting estimates are critical to our operations and require the most subjective and complex judgment:

•	Reserve for losses and loss expenses
•	Reinsurance recoverable balances
•	Pension benefit obligations
•	Investment credit losses
•	Deferred taxes

For a more detailed discussion of these critical accounting estimates, see our 2020 Annual Report on Form 10-K.

Statutory Surplus of Insurance Subsidiaries

The following table reflects statutory surplus for our insurance subsidiaries:

	September 30,	December 31,
(in millions)	2021	2020
Total Statutory Capital and Surplus	$2,548.4	$2,588.5

The statutory capital and surplus for our insurance subsidiaries decreased $40.1 million during the first nine months of 2021. This decrease was primarily due the payment of a $255 million dividend, primarily offset by an increase in underwriting profits and from net realized and unrealized investment gains, primarily due to changes in the fair value of equity securities.

The NAIC prescribes an annual calculation regarding risk-based capital (“RBC”). RBC ratios for regulatory purposes are expressed as a percentage of the capital required to be above the Authorized Control Level (the “Regulatory Scale”); however, in the insurance industry, RBC ratios are widely expressed as a percentage of the Company Action Level. The following table reflects the Company Action Level, the Authorized Control Level and RBC ratios for Hanover Insurance (which includes Citizens and other insurance subsidiaries), as of September 30, 2021, expressed both on the Industry Scale (Total Adjusted Capital divided by the Company Action Level) and Regulatory Scale (Total Adjusted Capital divided by Authorized Control Level):

(dollars in millions)	Company Action Level	Authorized Control Level	RBC Ratio Industry Scale	RBC Ratio Regulatory Scale
The Hanover Insurance Company	$1,191.9	$596.0	213%	426%

Liquidity and Capital Resources

Liquidity is a measure of our ability to generate sufficient cash flows to meet the cash requirements of business operations. As a holding company, our primary ongoing source of cash is dividends from our insurance subsidiaries. However, dividend payments to us by our insurance subsidiaries are subject to limitations imposed by regulators, such as prior notice periods and the requirement that dividends in excess of a specified percentage of statutory surplus or prior year’s statutory earnings receive prior approval (so called “extraordinary dividends”). During the third quarter of 2021, Hanover Insurance paid $255.0 million in dividends to the holding company.

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

Net cash provided by operating activities was $595.4 million during the first nine months of 2021, as compared to $546.6 million during the first nine months of 2020. The $48.8 million increase in cash provided was primarily due to an increase in premiums received, partially offset by an increase in loss payments.

Net cash used in investing activities was $337.7 million during the first nine months of 2021, as compared to $480.3 million during the first nine months of 2020. During the first nine months of 2021 and 2020, cash used in investing activities primarily related to net purchases of fixed maturities.

Net cash used in financing activities was $207.1 million during the first nine months of 2021, as compared to $50.5 million during the first nine months of 2020. During the first nine months of 2021, cash used in financing activities primarily resulted from the repurchase of common stock and, to a lesser extent, from three quarterly dividend payments to our shareholders. During the first nine months of 2020, cash used in financing activities primarily resulted from the repayment of debt, the repurchase of common stock and three quarterly dividend payments to shareholders, partially offset by net proceeds received from debt borrowings.

Dividends to common shareholders are subject to quarterly board approval and declaration. During the first nine months of 2021, as declared by the Board, we paid three quarterly dividends, each for $0.70 per share, to our shareholders totaling approximately $75.6 million. We believe that our holding company assets are sufficient to provide for future shareholder dividends should the Board of Directors declare them.

At September 30, 2021, THG, as a holding company, held approximately $371.7 million of fixed maturities and cash. We believe our holding company assets will be sufficient to meet our current year obligations, which we expect to consist primarily of quarterly dividends to our shareholders (as and to the extent declared), interest on our senior and subordinated debentures, certain costs associated with benefits due to our former life employees and agents, and, to the extent required, payments related to indemnification of liabilities associated with the sale of various subsidiaries. As discussed below, we have, and opportunistically may continue to, repurchase our common stock and our debt. We do not expect that it will be necessary to dividend additional funds from our insurance subsidiaries in order to fund 2021 holding company obligations; however, we may decide to do so.

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

The Board of Directors has authorized a stock repurchase program which provides for aggregate repurchases of our common stock of up to $1.3 billion, including a $400 million increase to the program on May 11, 2021. Under the repurchase authorization, we may repurchase, from time to time, common stock in amounts, at prices and at such times as we deem appropriate, subject to market conditions and other considerations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. On October 29, 2020, pursuant to the terms of an accelerated share repurchase (“ASR”) agreement (the “October 2020 ASR”), we paid $100.0 million in exchange for shares of our common stock. We received an initial share delivery, of approximately 0.8 million shares of common stock, which was approximately 80% of the total number of shares expected to be repurchased under the October 2020 ASR agreement. On January 29, 2021, we received approximately 45,000 shares of our common stock as final settlement of shares repurchased under the October 2020 ASR. In addition to the shares repurchased under the October 2020 ASR, during the first nine months of 2021 we repurchased approximately 1.1 million shares at an aggregate cost of $142.6 million. As of September 30, 2021, we had repurchased 7.5 million shares under this $1.3 billion program and had approximately $381 million available for additional repurchases.

We maintain our membership in the Federal Home Loan Bank (“FHLB”) to provide access to additional liquidity based on our holdings of FHLB stock and pledged collateral. At September 30, 2021, we had borrowing capacity of $109.6 million. There were no outstanding borrowings under this short-term facility at September 30, 2021; however, we have and may continue to borrow, from time to time, through this facility to provide short-term liquidity.

On April 30, 2019, we entered into a credit agreement that provides for a five-year unsecured revolving credit facility not to exceed $200.0 million at any one time outstanding, with the option to increase the facility up to $300.0 million (assuming no default and satisfaction of other specified conditions, including the receipt of additional lender commitments). The agreement also includes an uncommitted subfacility of $50.0 million for standby letters of credit.  Borrowings, if any, under this agreement are unsecured and incur interest at a rate per annum equal to, at our election, either (i) the greater of, (a) the prime commercial lending rate of the administrative agent, (b) the NYFRB Rate plus half a percent, or (c) the one month Adjusted LIBOR plus one percent and a margin that ranges from 0.25% to 0.625% depending on our debt rating, or (ii) Adjusted LIBOR for the applicable interest period, plus a margin that ranges from 1.25% to 1.625% depending on our debt rating. The agreement also contains certain financial covenants such as maintenance of specified levels of consolidated equity and leverage ratios, and requires that certain of our subsidiaries maintain minimum RBC ratios.  We currently have no borrowings under this agreement and had no borrowings under this agreement during the first nine months of 2021. The LIBOR rate, upon which Adjusted LIBOR is based, is expected to be discontinued by the end of 2021.  Our credit agreement permits us to agree with the Administrative Agent for the credit facility on a replacement to Adjusted LIBOR subject to the satisfaction of certain conditions.

At September 30, 2021, we were in compliance with the covenants of our debt and credit agreements.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Our market risks, the ways we manage them, and sensitivity to changes in interest rates, and equity price risk are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2020,  included in our Annual Report on Form 10-K for the year ended December 31, 2020.  There have been no material changes in the first nine months of 2021 to these risks or our management of them.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as required by Rule 13a-15(d) of the Exchange Act, to determine whether any changes occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there were no such changes during the quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Shares purchased in the third quarter of 2021 are as follows:

			Total Number of	Approximate Dollar Value of
			Shares Purchased as	Shares That May Yet
			Part of Publicly	be Purchased Under the
	Total Number of	Average Price	Announced Plans or	Plans or Programs
Period	Shares Purchased(1)	Paid per Share	Programs	(in millions)
July 1 - 31, 2021	83,835	$136.34	83,662	$394
August 1 - 31, 2021	70,909	138.57	70,600	384
September 1 - 30, 2021	20,325	138.78	20,000	381
Total	175,069	$137.53	174,262	$381

(1)

Includes 173 shares, 309 shares and 325 shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards for the months ended July 31, August 31 and September 30, 2021, respectively.

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

EX – 101

The following materials from The Hanover Insurance Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Consolidated Statements of Income for the three and nine months ended September 30, 2021 and 2020; (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021 and 2020; (iii) Consolidated Balance Sheets at September 30, 2021 and December 31, 2020; (iv) Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2021 and 2020; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020, and (vi) related notes to these financial statements.

EX – 104	The cover page from The Hanover Insurance Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL (embedded within EX – 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hanover Insurance Group, Inc.
Registrant

October 28, 2021	/s/ John C. Roche
Date	John C. Roche
President, Chief Executive Officer and Director

October 28, 2021	/s/ Jeffrey M. Farber
Date	Jeffrey M. Farber
Executive Vice President and Chief Financial Officer