Form 10-Q
period 2022-03-31
HANOVER INSURANCE GROUP, INC.
filed 2022-05-04
CIK 944695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

The number of shares outstanding of the registrant’s common stock was 35,590,250 as of May 2, 2022.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(In millions, except per share data)	2022	2021
Revenues
Premiums	$1,263.8	$1,161.8
Net investment income	76.9	76.8
Net realized and unrealized investment gains (losses):
Net realized gains (losses) from sales and other	3.0	(1.6)
Net change in fair value of equity securities	(18.0)	39.1
Impairment losses on investments	(0.9)	—
Total net realized and unrealized investment gains (losses)	(15.9)	37.5
Fees and other income	5.9	6.0
Total revenues	1,330.7	1,282.1
Losses and expenses
Losses and loss adjustment expenses	787.5	781.3
Amortization of deferred acquisition costs	262.9	240.3
Interest expense	8.5	8.5
Other operating expenses	141.8	137.9
Total losses and expenses	1,200.7	1,168.0
Income from continuing operations before income taxes	130.0	114.1
Income tax expense (benefit):
Current	30.2	8.9
Deferred	(5.5)	12.4
Total income tax expense	24.7	21.3
Income from continuing operations	105.3	92.8
Discontinued operations (net of taxes):
Loss from discontinued life businesses	(0.5)	(0.1)
Net income	$104.8	$92.7
Earnings per common share:
Basic:
Income from continuing operations	$2.96	$2.55
Discontinued operations (net of taxes):
Loss from discontinued life businesses	(0.01)	—
Net income per share	$2.95	$2.55
Weighted average shares outstanding	35.5	36.4
Diluted:
Income from continuing operations	$2.91	$2.52
Discontinued operations (net of taxes):
Loss from discontinued life businesses	(0.01)	(0.01)
Net income per share	$2.90	$2.51
Weighted average shares outstanding	36.1	36.9

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended
	March 31,
(In millions)	2022	2021
Net income	$104.8	$92.7
Other comprehensive income (loss), net of tax:
Available-for-sale securities:
Changes in net unrealized losses on investment securities:
Having no credit losses recognized in the Consolidated Statements of Income	(379.4)	(185.5)
Having credit losses recognized in the Consolidated Statements of Income	(0.5)	—
Total available-for-sale securities	(379.9)	(185.5)
Pension and postretirement benefits:
Net change in net actuarial loss	1.1	0.7
Total other comprehensive loss, net of tax	(378.8)	(184.8)
Comprehensive loss	$(274.0)	$(92.1)

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
(In millions, except share data)	2022	2021
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $7,644.8 and $7,514.8)	$7,382.2	$7,723.9
Equity securities, at fair value	607.0	661.3
Other investments	786.1	767.4
Total investments	8,775.3	9,152.6
Cash and cash equivalents	272.0	230.9
Accrued investment income	47.9	49.8
Premiums and accounts receivable, net	1,483.1	1,469.5
Reinsurance recoverable on paid and unpaid losses and unearned premiums	1,940.3	1,907.3
Deferred acquisition costs	552.8	552.0
Deferred income tax asset	43.4	—
Goodwill	178.8	178.8
Other assets	449.0	606.3
Assets of discontinued businesses	104.6	107.1
Total assets	$13,847.2	$14,254.3
Liabilities
Loss and loss adjustment expense reserves	$6,512.2	$6,447.6
Unearned premiums	2,760.4	2,734.9
Expenses and taxes payable	769.7	907.7
Deferred income tax liability	—	60.8
Reinsurance premiums payable	70.1	55.1
Debt	781.8	781.6
Liabilities of discontinued businesses	120.2	121.7
Total liabilities	11,014.4	11,109.4
Commitments and contingencies
Shareholders’ Equity
Preferred stock, par value $0.01 per share; 20.0 million shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 300.0 million shares authorized; 60.5 million shares issued	0.6	0.6
Additional paid-in capital	1,887.8	1,887.2
Accumulated other comprehensive income (loss)	(256.6)	122.2
Retained earnings	3,061.0	2,983.2
Treasury stock at cost (24.9 million and 25.0 million shares)	(1,860.0)	(1,848.3)
Total shareholders’ equity	2,832.8	3,144.9
Total liabilities and shareholders’ equity	$13,847.2	$14,254.3

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended
	March 31,
(In millions)	2022	2021
Preferred Stock
Balance at beginning and end of period	$—	$—
Common Stock
Balance at beginning and end of period	0.6	0.6
Additional Paid-in Capital
Balance at beginning of period	1,887.2	1,857.4
Settlement of accelerated share repurchases and other	0.6	6.6
Balance at end of period	1,887.8	1,864.0
Accumulated Other Comprehensive Income, net of tax
Net Unrealized Appreciation (Depreciation) on Investments:
Balance at beginning of period	184.9	428.1
Net depreciation on available-for-sale securities	(379.9)	(185.5)
Balance at end of period	(195.0)	242.6
Defined Benefit Pension and Postretirement Plans:
Balance at beginning of period	(62.7)	(55.6)
Net amount recognized as net periodic benefit cost	1.1	0.7
Balance at end of period	(61.6)	(54.9)
Total accumulated other comprehensive income (loss)	(256.6)	187.7
Retained Earnings
Balance at beginning of period	2,983.2	2,668.0
Net income	104.8	92.7
Dividends to shareholders	(27.0)	(25.8)
Balance at end of period	3,061.0	2,734.9
Treasury Stock
Balance at beginning of period	(1,848.3)	(1,696.3)
Shares purchased at cost	(16.3)	(50.3)
Net shares reissued at cost under employee stock-based compensation plans	4.6	6.2
Balance at end of period	(1,860.0)	(1,740.4)
Total shareholders’ equity	$2,832.8	$3,046.8

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
(In millions)	2022	2021
Cash Flows From Operating Activities
Net income	$104.8	$92.7
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized and unrealized investment (gains) losses	16.0	(38.3)
Net amortization and depreciation	3.3	3.8
Stock-based compensation expense	6.7	5.6
Amortization of defined benefit plan costs	1.4	0.8
Deferred income tax expense (benefit)	(5.5)	12.6
Change in deferred acquisition costs	(0.9)	(13.5)
Change in premiums receivable, net of reinsurance premiums payable	1.3	(21.3)
Change in loss, loss adjustment expense and unearned premium reserves	90.3	270.5
Change in reinsurance recoverable	(33.0)	(8.5)
Change in expenses and taxes payable	(103.4)	(143.6)
Cash received for MCCA refund, partially offset by payments made to policyholders	148.9	—
Other, net	(29.8)	(19.0)
Net cash provided by operating activities	200.1	141.8
Cash Flows From Investing Activities
Proceeds from disposals and maturities of fixed maturities	228.9	528.0
Proceeds from disposals of equity securities and other investments	75.2	66.5
Purchase of fixed maturities	(372.8)	(617.2)
Purchase of equity securities and other investments	(38.6)	(53.6)
Capital expenditures	(4.9)	(2.3)
Net cash used in investing activities	(112.2)	(78.6)
Cash Flows From Financing Activities
Proceeds from exercise of employee stock options	7.4	5.8
Dividends paid to shareholders	(26.7)	(25.5)
Repurchases of common stock	(16.3)	(45.3)
Other financing activities	(11.2)	(6.7)
Net cash used in financing activities	(46.8)	(71.7)
Net change in cash and cash equivalents	41.1	(8.5)
Cash and cash equivalents, beginning of period	230.9	120.6
Cash and cash equivalents, end of period	$272.0	$112.1

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

The interim consolidated financial statements of THG include the accounts of The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America, THG’s principal property and casualty insurance companies; and other insurance and non-insurance subsidiaries. These legal entities conduct their operations through several business segments discussed in Note 8 – “Segment Information.” The interim consolidated financial statements also include the Company’s discontinued operations, consisting primarily of the Company’s former accident and health and life insurance businesses. All intercompany accounts and transactions have been eliminated.

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

In the opinion of the Company’s management, the accompanying interim consolidated financial statements reflect all adjustments, consisting of normal recurring items, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three months ended March 31, 2022, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2022.

2. New Accounting Pronouncements

Recently Issued Standards

In March 2022, the Financial Accounting Standards Board issued Accounting Standards Codification (“ASC”) Update No. 2022-02, Financial Instruments – Credit Losses (Topic 326) (“ASC Update No. 2022-02”). This guidance amends ASC Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326); Measurement of Credit Losses on Financial Instruments, (“ASC Update No. 2016-13”) which the Company implemented effective January 1, 2020. This ASC update eliminates the recognition and measurement guidance for Troubled Debt Restructurings (“TDRs”), while enhancing disclosure requirements for certain loan refinancing and restructurings. Additionally, this update requires that an entity disclose current-period write-offs by year of origination for financing receivables and net investments in leases. ASC Update No. 2022-02 should be applied prospectively, except for the transition method related to the recognition and measurement of TDRs, which has the option to be applied through a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. For entities that have adopted ASC Update No. 2016-13, this update is effective for fiscal years beginning after December 15, 2022, including interim periods. Early adoption is permitted for those entities that have adopted ASC Update No. 2016-13. The Company does not expect the implementation of this guidance to have a material impact on its financial position or results of operations.

3. Investments

A. Fixed maturities

The amortized cost and fair value of available-for-sale fixed maturities were as follows:

	March 31, 2022
			Amortized Cost,
		Allowance	Net of Allowance	Gross	Gross
	Amortized	for Credit	for Credit	Unrealized	Unrealized
(in millions)	Cost	Losses	Losses	Gains	Losses	Fair Value
U.S. Treasury and government agencies	$404.0	$—	$404.0	$2.1	$24.4	$381.7
Foreign government	2.2	—	2.2	0.1	—	2.3
Municipal	1,189.6	—	1,189.6	8.7	62.4	1,135.9
Corporate	4,000.3	(0.9)	3,999.4	35.2	123.1	3,911.5
Residential mortgage-backed	1,060.2	—	1,060.2	1.4	62.6	999.0
Commercial mortgage-backed	824.1	—	824.1	1.9	29.6	796.4
Asset-backed	165.3	—	165.3	0.2	10.1	155.4
Total fixed maturities	$7,645.7	$(0.9)	$7,644.8	$49.6	$312.2	$7,382.2

	December 31, 2021
			Amortized Cost,
		Allowance	Net of Allowance	Gross	Gross
	Amortized	for Credit	for Credit	Unrealized	Unrealized
(in millions)	Cost	Losses	Losses	Gains	Losses	Fair Value
U.S. Treasury and government agencies	$394.3	$—	$394.3	$9.3	$7.4	$396.2
Foreign government	2.2	—	2.2	0.4	—	2.6
Municipal	1,176.2	—	1,176.2	32.6	8.0	1,200.8
Corporate	3,931.5	(0.3)	3,931.2	174.5	15.6	4,090.1
Residential mortgage-backed	1,068.2	—	1,068.2	12.4	11.0	1,069.6
Commercial mortgage-backed	802.4	—	802.4	26.6	4.6	824.4
Asset-backed	140.3	—	140.3	1.3	1.4	140.2
Total fixed maturities	$7,515.1	$(0.3)	$7,514.8	$257.1	$48.0	$7,723.9

The Company deposits funds with various state and governmental authorities. For a discussion of the Company’s deposits with state and governmental authorities, see also Note 2 – “Investments” in the Notes to Consolidated Financial Statements in the Company’s 2021 Annual Report on Form 10-K.

The amortized cost and fair value by maturity periods for fixed maturities are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or the Company may have the right to put or sell the obligations back to the issuers.

	March 31, 2022
	Amortized Cost, Net
	of Allowance for	Fair
(in millions)	Credit Losses	Value
Due in one year or less	$271.9	$273.9
Due after one year through five years	2,015.1	2,028.4
Due after five years through ten years	2,775.8	2,635.1
Due after ten years	532.4	494.0
	5,595.2	5,431.4
Mortgage-backed and asset-backed securities	2,049.6	1,950.8
Total fixed maturities	$7,644.8	$7,382.2

B. Fixed maturity securities in an unrealized loss position

The following tables provide information about the Company’s available-for-sale fixed maturity securities that were in an unrealized loss position at March 31, 2022 and December 31, 2021, including the length of time the securities have been in an unrealized loss position:

	March 31, 2022
	12 months or less		Greater than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in millions)	Losses	Value	Losses	Value	Losses	Value
Investment grade:
U.S. Treasury and government agencies	$7.5	$132.1	$16.9	$124.6	$24.4	$256.7
Municipal	61.1	775.3	1.3	8.9	62.4	784.2
Corporate	91.4	1,706.1	17.0	115.5	108.4	1,821.6
Residential mortgage-backed	54.0	822.2	8.6	73.5	62.6	895.7
Commercial mortgage-backed	24.5	581.7	5.1	41.3	29.6	623.0
Asset-backed	10.1	122.6	—	—	10.1	122.6
Total investment grade	248.6	4,140.0	48.9	363.8	297.5	4,503.8
Below investment grade:
Corporate	13.5	257.1	1.2	9.4	14.7	266.5
Total fixed maturities	$262.1	$4,397.1	$50.1	$373.2	$312.2	$4,770.3

	December 31, 2021
	12 months or less		Greater than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in millions)	Losses	Value	Losses	Value	Losses	Value
Investment grade:
U.S. Treasury and government agencies	$2.3	$98.0	$5.1	$101.3	$7.4	$199.3
Municipal	7.9	480.8	0.1	2.5	8.0	483.3
Corporate	13.6	599.6	0.4	7.5	14.0	607.1
Residential mortgage-backed	11.0	653.5	—	—	11.0	653.5
Commercial mortgage-backed	4.6	204.0	—	—	4.6	204.0
Asset-backed	1.4	91.5	—	—	1.4	91.5
Total investment grade	40.8	2,127.4	5.6	111.3	46.4	2,238.7
Below investment grade:
Corporate	1.6	95.8	—	—	1.6	95.8
Total fixed maturities	$42.4	$2,223.2	$5.6	$111.3	$48.0	$2,334.5

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

C. Proceeds from sales

The proceeds from sales of available-for-sale fixed maturities and gross realized gains and gross realized losses on those sales were as follows:

	Three Months Ended March 31,
	2022	2021
(in millions)
Proceeds from sales	$68.6	$217.4
Gross gains	1.6	2.9
Gross losses	0.5	7.2

D. Impairments

For the three months ended March 31, 2022, the Company recognized  impairments on fixed maturities of $0.9 million. For the three months ended March 31, 2021, the Company did not recognize any impairments.

At March 31, 2022 and December 31, 2021, the allowance for credit losses on mortgage loans was  $7.1 million and the allowance for credit losses on available-for-sale debt securities was $0.9 million and $0.3 million, respectively.

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

E. Equity securities

The following table provides pre-tax net realized and unrealized gains (losses) on equity securities:
	Three Months Ended March 31,
(in millions)	2022	2021
Net gains (losses) recognized during the period	$(18.0)	$39.1
Less: net gains recognized on equity securities sold during the period	0.5	0.6
Net unrealized gains (losses) recognized during the period on equity securities still held	$(18.5)	$38.5

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

The Company utilizes third-party pricing services for the valuation of the majority of its fixed maturity securities and receives one quote per security. When quoted market prices in an active market are available, they are provided by the pricing service as the fair value and such values are classified as Level 1. Since fixed maturities other than U.S. Treasury securities generally do not trade on a daily basis, the pricing services prepare estimates of fair value for those securities using pricing techniques based on a market approach. Inputs into the fair value pricing common to all asset classes include: benchmark U.S. Treasury security yield curves; reported trades of identical or similar fixed maturity securities; broker/dealer quotes of identical or similar fixed maturity securities and structural characteristics such as maturity date, coupon, mandatory principal payment dates, frequency of interest and principal payments, and optional redemption features. Inputs into the fair value applications that are unique by asset class include, but are not limited to:

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

Generally, all prices provided by the pricing services, except actively traded securities with quoted market prices, are reported as Level 2.

The Company holds privately placed fixed maturity securities and certain other fixed maturity securities that do not have an active market and for which the pricing services cannot provide fair values. The Company determines fair values for these securities using either matrix pricing, which utilizes the market approach, or broker quotes. The Company will use observable market data as inputs into the fair value techniques, as discussed in the determination of Level 2 fair values, to the extent it is available, but is also required to use a certain amount of unobservable judgment due to the illiquid nature of the securities involved. Unobservable judgment reflected in the Company’s matrix model accounts for estimates of additional spread required by market participants for factors such as issue size, credit stress, structural complexity, high bond coupon, or other unique features. These matrix-priced securities are reported as Level 2 or Level 3, depending on the significance of the impact of unobservable judgment on the security’s value. Additionally, the Company may obtain non-binding broker quotes, which are reported as Level 3.

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

Other Investments

Other investments primarily include mortgage participations and limited partnerships not subject to the equity method of accounting. The fair values of limited partnerships not subject to the equity method of accounting are based on the net asset value (“NAV”) provided by the general partner, adjusted for recent financial information, and are excluded from the fair value hierarchy.

The estimated fair values of the financial instruments were as follows:

	March 31, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
(in millions)	Value	Value	Value	Value
Financial Assets carried at:
Fair Value through AOCI:
Fixed maturities	$7,382.2	$7,382.2	$7,723.9	$7,723.9
Fair Value through Net Income:
Equity securities	607.0	607.0	661.3	661.3
Other investments	146.8	146.8	143.8	143.8
Amortized Cost/Cost:
Other investments	455.0	466.8	450.8	472.9
Cash and cash equivalents	272.0	272.0	230.9	230.9
Total financial instruments	$8,863.0	$8,874.8	$9,210.7	$9,232.8

Financial Liabilities carried at:
Amortized Cost:
Debt	$781.8	$789.5	$781.6	$845.5

The Company has processes designed to ensure that the values received from its third-party pricing services are accurately recorded, that the data inputs and valuation approaches and techniques utilized are appropriate and consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. The Company reviews the pricing services’ policies describing its methodology, processes, practices and inputs, including various financial models used to value securities. For assets carried at fair value, the Company performs a review of the fair value hierarchy classifications and of prices received from its pricing services on a quarterly basis. Also, the Company reviews the portfolio pricing, including a process for which securities with changes in prices that exceed a defined threshold are verified to independent sources, if available. If upon review, the Company is not satisfied with the validity of a given price, a pricing challenge would be submitted to the applicable pricing service along with supporting documentation for its review. The Company does not adjust quotes or prices obtained from the pricing services unless the pricing service agrees with the Company’s challenge. During the first three months of 2022 and 2021, the Company did not adjust any prices received from its pricing services.

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

The following tables provide, for each hierarchy level, the Company’s investment assets that were measured at fair value on a recurring basis.

	March 31, 2022
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$381.7	$218.8	$162.9	$—
Foreign government	2.3	—	2.3	—
Municipal	1,135.9	—	1,123.6	12.3
Corporate	3,911.5	—	3,911.4	0.1
Residential mortgage-backed	999.0	—	999.0	—
Commercial mortgage-backed	796.4	—	785.8	10.6
Asset-backed	155.4	—	155.4	—
Total fixed maturities	7,382.2	218.8	7,140.4	23.0
Equity securities	607.0	602.2	—	4.8
Other investments	4.3	—	—	4.3
Total investment assets at fair value	$7,993.5	$821.0	$7,140.4	$32.1

	December 31, 2021
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$396.2	$221.5	$174.7	$—
Foreign government	2.6	—	2.6	—
Municipal	1,200.8	—	1,186.8	14.0
Corporate	4,090.1	—	4,090.0	0.1
Residential mortgage-backed	1,069.6	—	1,069.6	—
Commercial mortgage-backed	824.4	—	813.1	11.3
Asset-backed	140.2	—	140.2	—
Total fixed maturities	7,723.9	221.5	7,477.0	25.4
Equity securities	661.3	651.2	—	10.1
Other investments	4.3	—	—	4.3
Total investment assets at fair value	$8,389.5	$872.7	$7,477.0	$39.8

Limited partnerships measured at fair value using the NAV based on an ownership interest in partners’ capital have not been included in the hierarchy tables. At March 31, 2022 and December 31, 2021, the fair values of these investments were $142.5 million and $139.5 million, respectively, approximately 2% of total investment assets.

The following tables provide, for each hierarchy level, the Company’s estimated fair values of financial instruments that were not carried at fair value:

	March 31, 2022
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$272.0	$272.0	$—	$—
Other investments	466.8	—	2.8	464.0
Total financial instruments	$738.8	$272.0	$2.8	$464.0

Liabilities:
Debt	$789.5	$—	$789.5	$—

	December 31, 2021
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$230.9	$230.9	$—	$—
Other investments	472.9	—	2.8	470.1
Total financial instruments	$703.8	$230.9	$2.8	$470.1

Liabilities:
Debt	$845.5	$—	$845.5	$—

The following tables provide a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fixed Maturities
(in millions)	Municipal	Corporate	Commercial mortgage- backed	Total	Equity and Other	Total Assets
Three Months Ended March 31, 2022
Balance January 1, 2022	$14.0	$0.1	$11.3	$25.4	$14.4	$39.8
Total losses:
Included in total net realized and unrealized investment losses	—	—	—	—	(5.3)	(5.3)
Included in other comprehensive loss-net depreciation on available-for-sale securities	(0.6)	—	(0.5)	(1.1)	—	(1.1)
Sales	(1.1)	—	(0.2)	(1.3)	—	(1.3)
Balance March 31, 2022	$12.3	$0.1	$10.6	$23.0	$9.1	$32.1
Change in unrealized losses for the period included in other comprehensive loss for assets held at the end of the period	$(0.6)	$—	$(0.5)	$(1.1)	$—	$(1.1)

Three Months Ended March 31, 2021
Balance January 1, 2021	$7.0	$0.5	$12.4	$19.9	$9.5	$29.4
Total gains (losses):
Included in total net realized and unrealized investment gains	—	—	—	—	0.1	0.1
Included in other comprehensive loss-net depreciation on available-for-sale securities	—	—	(0.4)	(0.4)	—	(0.4)
Sales	(0.8)	(0.1)	(0.2)	(1.1)	—	(1.1)
Balance March 31, 2021	$6.2	$0.4	$11.8	$18.4	$9.6	$28.0
Change in unrealized losses for the period included in other comprehensive loss for assets held at the end of the period	$—	$—	$(0.4)	$(0.4)	$—	$(0.4)

There were no transfers between Level 2 and Level 3, and there were no Level 3 liabilities held by the Company for the three months ended March 31, 2022 and 2021.

The following table provides quantitative information about the significant unobservable inputs used by the Company in the fair value measurements of Level 3 assets. Where discounted cash flows were used in the valuation of fixed maturities, the internally-developed discount rate was adjusted by the significant unobservable inputs shown in the table.

			March 31, 2022		December 31, 2021
	Valuation	Significant	Fair	Range	Fair	Range
(in millions)	Technique	Unobservable Inputs	Value	(Wtd Average)	Value	(Wtd Average)
Fixed maturities:
Municipal	Discounted cash flow	Discount for: Small issue size	$12.3	4.5 - 6.8% (6.5%)	$14.0	4.5 - 6.8% (6.5%)
Corporate	Discounted cash flow	Discount for: Small issue size Above-market coupon	0.1	2.5% (2.5%) 0.3% (0.3%)	0.1	2.5% (2.5%) 0.3% (0.3%)
Commercial mortgage-backed	Discounted cash flow	Discount for: Small issue size Above-market coupon Lease structure	10.6	1.9 - 3.1% (2.7%) 0.5% (0.5%) 0.3% (0.3%)	11.3	1.9 - 3.1% (2.7%) 0.5% (0.5%) 0.3% (0.3%)
Equity securities	Market comparables	Net tangible asset	1.2	N/A	1.3	N/A
	Market comparables	Revenue market multiples	3.6	2.5 - 8.3 (5.4)	_	_
	Internal price	Unadjusted price from financing round	_	_	8.8	11.18 (11.18)
Other	Discounted cash flow	Discount rate	4.3	16.1% (16.1%)	4.3	16.1% (16.1%)

The weighted average of the unobservable inputs was weighted by the relative fair value of the securities to which the inputs were applied. Each unobservable input is based on the Company’s subjective opinion and therefore inherently contains a degree of uncertainty. Significant changes in any of the above inputs in isolation would result in a significantly lower or higher fair value measurement. There were no interrelationships between these inputs which might magnify or mitigate the effect of changes in unobservable inputs on the fair value measurement.

5. Income Taxes

Income tax expense for the three months ended March 31, 2022 and 2021 has been computed using estimated annual effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect current estimates of the annual effective tax rates.

The tax provision was comprised of a U.S. federal income tax expense of $24.7 million and $21.3 million for the three months ended March 31, 2022 and 2021, respectively.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions, and have previously filed in foreign jurisdictions. The Company and its subsidiaries are subject to U.S. federal and state income tax examinations and foreign examinations for years after 2017.  The audit of the Company’s Massachusetts corporate excise tax years 2017 and 2018 commenced in June 2021.

6. Pension Plans

The components of net periodic pension cost (benefit) for the defined benefit pension plans included in the Company’s results of operations are as follows:

	Three Months Ended March 31,
	2022	2021
(in millions)	Pension Plans
Interest cost	$3.8	$3.7
Expected return on plan assets	(4.3)	(4.6)
Recognized net actuarial loss	1.3	0.8
Net periodic pension cost (benefit)	$0.8	$(0.1)

7. Other Comprehensive Income (Loss)

The following tables provide changes in other comprehensive income (loss).

	Three Months Ended March 31,
	2022			2021
		Tax			Tax
		Benefit	Net of		Benefit	Net of
(in millions)	Pre-Tax	(Expense)	Tax	Pre-Tax	(Expense)	Tax
Changes in net unrealized gains (losses) on investment securities:
Net unrealized losses arising during period for those having no credit losses in Consolidated Statement of Income	$(477.5)	$100.3	$(377.2)	$(234.1)	$49.2	$(184.9)
Net unrealized losses arising during period for those having credit losses in Consolidated Statement of Income	(1.2)	0.2	(1.0)	—	—	—
Amount of (gains) losses realized from sales and other recognized in Consolidated Statement of Income	(3.0)	0.6	(2.4)	1.6	(2.2)	(0.6)
Amount of credit recoveries recognized in the Consolidated Statement of Income	0.6	(0.1)	0.5	—	—	—
Amount of additional impairment losses recognized in the Consolidated Statement of Income	0.3	(0.1)	0.2	—	—	—
Net unrealized losses	(480.8)	100.9	(379.9)	(232.5)	47.0	(185.5)
Pension and postretirement benefits:
Amortization of net actuarial losses recognized as net periodic benefit cost	1.4	(0.3)	1.1	0.8	(0.1)	0.7
Other comprehensive loss	$(479.4)	$100.6	$(378.8)	$(231.7)	$46.9	$(184.8)

Reclassifications out of accumulated other comprehensive income were as follows:

	Three Months Ended
	March 31,
(in millions)	2022	2021
	Amount Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income		Where Net Income is Presented
Net unrealized gains (losses) on investment securities	$3.0	$(1.6)	Net realized gains (losses) from sales and other
	(0.9)	—	Impairment losses on investments
	2.1	(1.6)	Total before tax
	(0.4)	2.2	Tax benefit (expense)
	1.7	0.6	Continuing operations; net of tax
Amortization of defined benefit pension and postretirement actuarial losses	(1.4)	(0.8)	Loss adjustment expenses and other operating expenses (1)
	0.3	0.1	Tax benefit
	(1.1)	(0.7)	Continuing operations; net of tax
Total reclassifications for the period	$0.6	$(0.1)	Benefit (expense) reflected in income, net of tax

(1)

The amount reclassified from accumulated other comprehensive income for the pension and postretirement benefits was allocated  approximately 40% to loss adjustment expenses and 60% to other operating expenses for the three months ended March 31, 2022 and 2021.

8. Segment Information

The Company’s primary business operations include insurance products and services provided through four operating segments: Core Commercial, Specialty, Personal Lines and Other. Core Commercial includes commercial multiple peril, commercial automobile, workers’ compensation, and other commercial lines coverages provided to small and mid-sized businesses. Specialty includes four divisions of business: Professional and Executive Lines, Specialty Property and Casualty (“Specialty P&C”), Marine, and Surety and Other. Specialty P&C includes coverages such as program business (provides commercial insurance to markets with specialized coverage or risk management needs related to groups of similar businesses), specialty industrial and commercial property, and excess and surplus lines. Personal Lines includes personal automobile, homeowners and other personal coverages. Included in the Other segment are Opus Investment Management, Inc., which markets investment management services to institutions, pension funds and other organizations; earnings on holding company assets; holding company and other expenses, including certain costs associated with retirement benefits due to the Company’s former life insurance employees and agents; and run-off voluntary assumed property and casualty pools and run-off direct asbestos and environmental businesses. During the first quarter of 2022, the Company disaggregated its former Commercial Lines segment into the aforementioned Core Commercial and Specialty segments. Prior periods reflect this new presentation. This presentation is consistent with the way results are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

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

Summarized below is financial information with respect to the Company’s business segments.

	Three Months Ended
	March 31,
(in millions)	2022	2021
Operating revenues:
Core Commercial	$511.1	$472.9
Specialty	301.3	274.2
Personal Lines	530.7	493.3
Other	3.5	4.2
Total	1,346.6	1,244.6
Net realized and unrealized investment gains (losses)	(15.9)	37.5
Total revenues	$1,330.7	$1,282.1
Operating income (loss) before interest expense and income taxes:
Core Commercial:
Underwriting income (loss)	$32.2	$(51.3)
Net investment income	35.4	36.9
Other expense	(0.1)	(0.4)
Core Commercial operating income (loss)	67.5	(14.8)
Specialty:
Underwriting income	33.9	2.0
Net investment income	16.2	14.9
Other income (expense)	(0.1)	0.1
Specialty operating income	50.0	17.0
Personal Lines:
Underwriting income	12.3	58.9
Net investment income	22.6	22.1
Other income	1.4	0.8
Personal Lines operating income	36.3	81.8
Other:
Underwriting loss	—	(0.3)
Net investment income	2.7	2.9
Other expense	(2.1)	(1.5)
Other operating income	0.6	1.1
Operating income before interest expense and income taxes	154.4	85.1
Interest on debt	(8.5)	(8.5)
Operating income before income taxes	145.9	76.6
Non-operating items:
Net realized and unrealized investment gains (losses)	(15.9)	37.5
Income from continuing operations before income taxes	$130.0	$114.1

The following table provides identifiable assets for the Company’s business segments and discontinued operations:

(in millions)	March 31, 2022	December 31, 2021
Property and Casualty	$13,742.6	$14,147.2
Assets of discontinued businesses	104.6	107.1
Total	$13,847.2	$14,254.3

The Company reviews the assets of its insurance companies collectively and does not allocate them between the Core Commercial, Specialty, Personal Lines and Other segments.

9. Stock-based Compensation

As of March 31, 2022, there were 1,384,101 shares and 2,311,068 shares available for grant under The Hanover Insurance Group 2014 Long-Term Incentive Plan and The Hanover Insurance Group 2014 Employee Stock Purchase Plan, respectively.

Compensation cost for the Company’s stock-based awards and the related tax benefits were as follows:

	Three Months Ended March 31,
(in millions)	2022	2021
Stock-based compensation expense	$6.7	$5.6
Tax benefit	(1.4)	(1.2)
Stock-based compensation expense, net of taxes	$5.3	$4.4

Stock Options

Information on the Company’s stock option activity for the three months ended March 31, 2022 and 2021 is summarized below.

	Three Months Ended March 31,
	2022		2021
(in whole shares and dollars)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	1,230,211	$99.14	1,282,278	$93.64
Granted	140,339	139.51	178,040	115.35
Exercised	(192,400)	81.48	(67,954)	80.96
Forfeited or cancelled	(2,939)	116.43	—	—
Outstanding, end of period	1,175,211	106.81	1,392,364	97.03

Restricted Stock Units

The Company currently issues time-based, market-based and performance-based restricted stock units to eligible employees, all of which generally vest after 3 years of continued employment.

The following tables summarize activity information about employee restricted stock units:

	Three Months Ended March 31,
	2022		2021
(in whole shares and dollars)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Time-based restricted stock units:
Outstanding, beginning of period	380,100	$117.60	350,480	$116.37
Granted	143,208	138.20	168,092	115.04
Vested	(114,978)	119.35	(109,667)	110.68
Forfeited	(5,609)	119.92	(7,388)	116.82
Outstanding, end of period	402,721	124.40	401,517	117.37
Performance-based and market-based restricted stock units:
Outstanding, beginning of period	113,848	$115.92	97,043	$119.59
Granted	47,954	140.36	62,143	114.66
Vested	(39,338)	124.42	(43,506)	122.27
Forfeited	(2,936)	121.73	—	—
Outstanding, end of period	119,528	122.78	115,680	115.93

In the first three months of 2022 and 2021, the Company granted market-based awards totaling 19,057 and 37,348, respectively, to certain members of senior management, which are included in the table above as performance and market-based restricted stock activity. The vesting of these stock units is based on the relative total shareholder return (“TSR”) of the Company. This metric is generally based on relative TSR for a three-year period as compared to a pre-selected group of property and casualty companies. The fair value of market-based awards was estimated at the date of grant using a valuation model. These units have the potential to range from 0% to 150% of the shares disclosed. Included in the amount forfeited above in 2022 are 1,282 shares related to market-based awards that achieved a payout below 100%. These awards were forfeited in the first quarter of 2022.  Included in the amount granted above in 2021 are 14,501 shares related to market-based awards that achieved a payout in excess of 100%. These awards vested in the first quarter of 2021.

The Company also granted performance-based restricted stock units in 2022 and 2021, totaling 28,897 and 21,401, respectively, which are based upon the Company’s achievement of return on equity objectives. These units have the potential to range from 0% to 150% of the shares disclosed. Increases above the 100% target level are reflected as granted in the period after which performance-based stock unit goals are achieved. Decreases below the 100% target level are reflected as forfeited. Included in the amount granted above in 2022 are 7,988 shares related to performance-based awards that achieved a payout in excess of 100%. These awards vested in the first quarter of 2022.

10. Earnings Per Share and Shareholders’ Equity Transactions

The following table provides weighted average share information used in the calculation of the Company’s basic and diluted earnings per share:

	Three Months Ended
	March 31,
(in millions, except per share data)	2022	2021
Basic shares used in the calculation of earnings per share	35.5	36.4
Dilutive effect of securities:
Employee stock options	0.3	0.3
Non-vested stock grants	0.3	0.2
Diluted shares used in the calculation of earnings per share	36.1	36.9
Per share effect of dilutive securities on income from continuing operations	$(0.05)	$(0.03)
Per share effect of dilutive securities on net income	$(0.05)	$(0.04)

Diluted earnings per share for the three months ended March 31, 2022 and 2021 excludes 0.1 million and 0.2 million shares, respectively, issuable under the Company’s stock compensation plans because their effect would be antidilutive.

The Board of Directors authorized a stock repurchase program which provides for aggregate repurchases of the Company’s common stock of up to $1.3 billion. Under this program the Company had approximately $345 million available at March 31, 2022. Under the repurchase authorization, the Company may repurchase, from time to time, common stock in amounts, at prices and at such times as the Company deems appropriate, subject to market conditions and other considerations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. The Company is not required to purchase any specific number of shares or to make purchases by any certain date under this program.

11. Liabilities for Outstanding Claims, Losses and Loss Adjustment Expenses

Reserve Rollforward and Prior Year Development

The Company regularly updates its reserve estimates as new information becomes available and further events occur which may impact the resolution of unsettled claims. Reserve adjustments are reflected in results of operations as adjustments to losses and loss adjustment expenses (“LAE”). Often these adjustments are recognized in periods subsequent to the period in which the underlying policy was written, and loss event occurred. These types of subsequent adjustments are described as “prior years’ loss reserves.” Such development can be either favorable or unfavorable to the Company’s financial results and may vary by line of business. In this section, all amounts presented include catastrophe losses and LAE, unless otherwise indicated.

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses.

	Three Months Ended
	March 31,
(in millions)	2022	2021
Gross reserve for losses and LAE, beginning of period	$6,447.6	$6,024.0
Reinsurance recoverable on unpaid losses	1,693.8	1,641.6
Net reserve for losses and LAE, beginning of period	4,753.8	4,382.4
Net incurred losses and LAE in respect of losses occurring in:
Current year	793.5	789.5
Prior years	(6.0)	(8.2)
Total incurred losses and LAE	787.5	781.3
Net payments of losses and LAE in respect of losses occurring in:
Current year	191.1	178.5
Prior years	534.2	435.0
Total payments	725.3	613.5
Net reserve for losses and LAE, end of period	4,816.0	4,550.2
Reinsurance recoverable on unpaid losses	1,696.2	1,673.5
Gross reserve for losses and LAE, end of period	$6,512.2	$6,223.7

As a result of continuing trends in the Company’s business, reserves, including catastrophes, have been re-estimated for all prior accident years and were decreased by $6.0 million and $8.2 million in 2022 and 2021, respectively.

2022

For the three months ended March 31, 2022, net favorable loss and LAE development was $6.0 million, primarily as a result of favorable Specialty development of $13.2 million and favorable Core Commercial development of $6.4 million, partially offset by unfavorable Personal Lines development of $13.6 million. Specialty favorable development was primarily due to lower than expected losses within the marine, specialty industrial and commercial property, professional and executive, and surety lines. Core Commercial favorable development was primarily due to lower than expected losses in the workers’ compensation line. Personal Lines unfavorable development was due to higher than expected losses of $13.9 million, in the homeowners line, primarily due to higher severity and longer cycle times in repair activity, primarily related to claims incurred in the fourth quarter of 2021.

2021

For the three months ended March 31, 2021, net favorable loss and LAE development was $8.2 million. This was primarily due to lower than expected losses in the personal automobile line, driven by lower bodily injury and personal injury protection losses, primarily in accident year 2020, and lower than expected losses in the workers’ compensation line.

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

PART I

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist readers in understanding the interim consolidated results of operations and financial condition of The Hanover Insurance Group, Inc. and its subsidiaries (“THG”). Consolidated results of operations and financial condition are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes included elsewhere in this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2022.

Results of operations include the accounts of The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America (“Citizens”), our principal property and casualty insurance companies, and other insurance and non-insurance subsidiaries. Our results of operations also include the results of our discontinued operations, consisting primarily of our former accident and health and former life insurance businesses.

Executive Overview

Business operations consist of four operating segments: Core Commercial, Specialty, Personal Lines and Other.

Our strategy, which focuses on the independent agency distribution channel, supports THG’s commitment to our select independent agents. It is designed to generate profitable growth by leveraging the strengths of our distribution approach, including expansion of our agency footprint in underpenetrated geographies, as warranted. As part of that strategy, we have increased our capabilities in specialty markets and made investments designed to develop growth solutions for our agency distribution channel that meet the needs of our customers. Our goal is to grow responsibly in all of our businesses, while managing volatility.

During the three months ended March 31, 2022, our net income was $104.8 million, compared to $92.7 million for the three months ended March 31, 2021, an increase of $12.1 million, primarily due to higher operating income, partially offset by changes in the fair value of equity securities.

Operating income before interest expense and income taxes (a non-GAAP financial measure; see also “Results of Operations – Consolidated – Non-GAAP Financial Measures”) was $154.4 million for the three months ended March 31, 2022, compared to $85.1 million for the three months ended March 31, 2021, an increase of $69.3 million. This increase was primarily due to lower catastrophe losses and earned premium growth, partially offset by higher personal automobile current accident year losses. The higher personal automobile losses were primarily due to higher severity, as a result of inflation and to supply chain disruptions.

Pre-tax catastrophe losses were $45.5 million for the three months ended March 31, 2022, compared to $133.3 million during the same period of 2021, a decrease of $87.8 million. The higher level of catastrophe losses in 2021 was primarily due to the freeze events in Texas and surrounding states. Net favorable development on prior years’ loss reserves was $6.0 million for the three months ended March 31, 2022, compared to $8.2 million for the three months ended March 31, 2021, a decrease of $2.2 million.

As vaccination efforts and other factors have mitigated the ongoing severity of the COVID-19 pandemic (“Pandemic”), states are lifting restrictions, businesses that ceased operations are re-opening, new businesses are being created, and companies that shifted to remote work environments have begun transitioning back to the workplace. Nevertheless, the impact of the Pandemic on U.S. and global financial markets and economies continues to evolve, is complex and uncertain, and is outside our control. These complexities have been compounded by a substantial increase in inflation and supply chain disruptions. As a result, we are experiencing higher claims costs, particularly in our automobile and homeowners lines of business. Several other uncertainties persist, including, among others, return to workplace initiatives, virus variants, vaccination rates, driving patterns and court caseload backlogs. We continue to believe that the effect of these uncertainties on our near-term results should be manageable. However, they may affect the property and casualty insurance industry, our business, and our financial results over the intermediate and long-term. (See “Contingencies and Regulatory Matters” and “Item 1A – Risk Factors” for further discussion).

Core Commercial

Core Commercial entails two distinct businesses, small commercial and middle market, both of which focus on account business, including commercial multiple peril, commercial automobile, workers’ compensation and other (general liability, ancillary professional, commercial umbrella, and monoline property).  Small commercial focuses on small businesses, with annual policy premiums up to $50,000. Small commercial recently launched TAP sales, a quoting platform, that has generated a 20% increase in new business submissions during the quarter, enhancing the ease of doing business.  Middle market provides coverage to mid-sized businesses with annual policy premiums between $50,000 and $500,000. Middle market offers coverage in distinct industry segments, including technology, manufacturing, human services, retail, real estate, and others.  We believe that our account-focused approach to the small commercial market and distinctiveness in the middle market provides us with a diversified portfolio of products and delivers significant value to agents and policyholders. We continue to pursue our core strategy of developing strong relationships with retail agents, enhanced franchise value through selective distribution, distinctive products and coverages, and through continued investment in industry segmentation. Net premiums written increased 9.6% in the first three months of 2022, compared to the same period in 2021, primarily driven by pricing and exposure increases and continued strong retention.

Underwriting results increased in the first three months of 2022, primarily due to lower catastrophe losses. The competitive nature of the Core Commercial market requires us to be highly disciplined in our underwriting process to ensure that we write business at acceptable margins, and we continue to seek rate increases across many lines of business.

Specialty

Specialty offers a competitive set of products that is focused predominately on small to mid-sized businesses.   This includes numerous specialized product areas that are organized into four distinct divisions – Professional and Executive Lines, Specialty Property and Casualty (“Specialty P&C”), Marine, and Surety and Other.  We believe that this distribution of Specialty products, primarily with retail agents supplemented by select specialists, serves as a complement to our Core Commercial business and helps to enhance our overall agent value and increase growth opportunities. Net premiums written increased 9.4% in the first three months of 2022, compared to the same period in 2021, primarily due to pricing increases.

Underwriting results increased in the first three months of 2022, primarily due to lower catastrophe losses and higher favorable development of prior years’ loss reserves. The competitive nature of the Specialty market requires us to be highly disciplined in our underwriting process to ensure that we write business at acceptable margins, and we continue to seek rate increases across many lines of business.

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

Net premiums written increased by 10.1% in the first three months of 2022, compared to the same period in 2021, primarily due to increased new business production and improved retention. Underwriting results decreased in the first three months of 2022, primarily due to higher current accident year personal automobile losses and unfavorable development of prior years’ loss reserves in our homeowners line, partially offset by earned premium growth.

Description of Operating Segments

Primary business operations include insurance products and services currently provided through four operating segments: Core Commercial, Specialty, Personal Lines and Other. Core Commercial includes commercial multiple peril, commercial automobile, workers’ compensation, and other commercial lines coverages provided to small and mid-sized businesses. Specialty includes four divisions of business: Professional and Executive Lines, Specialty P&C, Marine, and Surety and Other. Specialty P&C includes coverages such as program business (provides commercial insurance to markets with specialized coverage or risk management needs related to groups of similar businesses), specialty industrial and commercial property, and excess and surplus lines. Personal Lines includes personal automobile, homeowners and other personal coverages, such as umbrella. Included in the “Other” segment are Opus Investment Management, Inc., which markets investment management services to institutions, pension funds, and other organizations; earnings on holding company assets; holding company and other expenses, including certain costs associated with retirement benefits due to our former life insurance employees and agents; and our run-off voluntary assumed property and casualty pools and run-off direct asbestos and environmental businesses. During the first quarter of 2022, we disaggregated our former Commercial Lines segment into the aforementioned Core Commercial and Specialty segments. Prior periods reflect this new presentation. This presentation is consistent with the manner in which our chief operating decision maker evaluates results in deciding how to allocate resources and in assessing performance.

We report interest expense on debt separately from the earnings of our operating segments. This consists primarily of interest on our senior and subordinated debentures.

Results of Operations – Consolidated

Consolidated net income for the three months ended March 31, 2022 was $104.8 million, compared to $92.7 million for the three months ended March 31, 2021, an increase of $12.1 million. The increase in consolidated net income was primarily due to an increase in operating income before interest expense and income taxes for the three months ended March 31, 2022, partially offset by higher after-tax net realized and unrealized investment losses of approximately $43.8 million, primarily related to the change in the fair value of equity securities. Operating income before interest expense and income taxes increased $69.3 million primarily due to lower catastrophe losses and earned premium growth, partially offset by higher current accident year losses in our Personal Lines segment.

The following table reflects operating income before interest expense and income taxes for each operating segment and a reconciliation to consolidated net income from operating income before interest expense and income taxes (a non-GAAP measure).

	Three Months Ended
	March 31,
(in millions)	2022	2021
Operating income (loss) before interest expense and income taxes:
Core Commercial	$67.5	$(14.8)
Specialty	50.0	17.0
Personal Lines	36.3	81.8
Other	0.6	1.1
Operating income before interest expense and income taxes	154.4	85.1
Interest expense on debt	(8.5)	(8.5)
Operating income before income taxes	145.9	76.6
Income tax expense on operating income	(28.2)	(15.2)
Operating income	117.7	61.4
Non-operating items:
Net realized and unrealized investment gains (losses)	(15.9)	37.5
Income tax benefit (expense) on non-operating items	3.5	(6.1)
Income from continuing operations, net of taxes	105.3	92.8
Discontinued operations (net of taxes):
Loss from discontinued life businesses	(0.5)	(0.1)
Net income	$104.8	$92.7

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

Catastrophe losses and prior years’ reserve development are significant components in understanding and assessing the financial performance of our business. Management reviews and evaluates catastrophes and prior years’ reserve development separately from the other components of earnings. References to “current accident year underwriting results” exclude prior accident year reserve development and may also be presented “excluding catastrophes.” Prior years’ reserve development and catastrophes are not predictable as to timing or the amount that will affect the results of our operations and have an effect on each year’s operating and net income. Management believes that providing certain financial metrics and trends excluding the effects of catastrophes and prior years’ reserve development helps investors to understand the variability in periodic earnings and to evaluate the underlying performance of our operations. Discussion of catastrophe losses in this Management’s Discussion and Analysis includes development on prior years’ catastrophe reserves and, unless otherwise indicated, such development is excluded from discussions of prior year loss and loss adjustment expenses (“LAE”) reserve development.

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

The following table summarizes the results of operations for the periods indicated:

	Three Months Ended
	March 31,
(in millions)	2022	2021
Operating revenues
Net premiums written	$1,312.3	$1,196.1
Net premiums earned	$1,263.8	$1,161.8
Net investment income	76.9	76.8
Other income	5.9	6.0
Total operating revenues	1,346.6	1,244.6
Losses and operating expenses
Losses and LAE	787.5	781.3
Amortization of deferred acquisition costs	262.9	240.3
Other operating expenses	141.8	137.9
Total losses and operating expenses	1,192.2	1,159.5
Operating income before interest expense and income taxes	$154.4	$85.1

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Operating income before interest expense and income taxes was $154.4 million for the three months ended March 31, 2022, compared to $85.1 million for the three months ended March 31, 2021, an increase of $69.3 million. This increase was primarily due to lower catastrophe losses and earned premium growth, partially offset by higher personal automobile current accident year losses.

Net premiums written increased $116.2 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to rate and exposure increases and continued strong retention.

Production and Underwriting Results

The following tables summarize premiums written on a gross and net basis, net premiums earned and loss (including catastrophe losses), LAE, expense and combined ratios for the Core Commercial, Specialty, and Personal Lines segments. Loss, LAE, catastrophe loss and combined ratios shown below include prior year reserve development. These items are not meaningful for our Other segment.

	Three Months Ended March 31, 2022
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Core Commercial	$591.9	$526.6	$474.7	4.1	60.2	32.8	93.0
Specialty	379.1	302.8	283.8	2.7	52.3	35.4	87.7
Personal Lines	499.1	482.9	505.3	3.6	69.9	27.2	97.1
Total	$1,470.1	$1,312.3	$1,263.8	3.6	62.3	31.1	93.4

	Three Months Ended March 31, 2021
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Core Commercial	$539.9	$480.6	$435.2	21.7	78.7	33.0	111.7
Specialty	344.1	276.8	257.7	9.5	62.9	35.9	98.8
Personal Lines	453.6	438.7	468.9	3.1	59.0	28.0	87.0
Total	$1,337.6	$1,196.1	$1,161.8	11.5	67.2	31.6	98.8

The following table summarizes U.S. GAAP underwriting results for the Core Commercial, Specialty, Personal Lines and Other segments and reconciles them to operating income before interest expense and income taxes.

	Three Months Ended March 31,
	2022					2021
(in millions)	Core Commercial	Specialty	Personal Lines	Other	Total	Core Commercial	Specialty	Personal Lines	Other	Total
Underwriting profit, excluding prior year reserve development and catastrophes	$45.5	$28.3	$44.1	$—	$117.9	$40.4	$25.8	$68.2	$—	$134.4
Prior year favorable (unfavorable) loss and LAE reserve development on non-catastrophe losses	6.4	13.2	(13.6)	—	6.0	2.7	0.6	5.2	(0.3)	8.2
Prior year favorable (unfavorable) catastrophe development	—	—	—	—	—	0.1	(0.1)	—	—	—
Current year catastrophe losses	(19.7)	(7.6)	(18.2)	—	(45.5)	(94.5)	(24.3)	(14.5)	—	(133.3)
Underwriting profit (loss)	32.2	33.9	12.3	—	78.4	(51.3)	2.0	58.9	(0.3)	9.3
Net investment income	35.4	16.2	22.6	2.7	76.9	36.9	14.9	22.1	2.9	76.8
Fees and other income	1.0	1.3	2.8	0.8	5.9	0.8	1.6	2.3	1.3	6.0
Other operating expenses	(1.1)	(1.4)	(1.4)	(2.9)	(6.8)	(1.2)	(1.5)	(1.5)	(2.8)	(7.0)
Operating income (loss) before interest expense and income taxes	$67.5	$50.0	$36.3	$0.6	$154.4	$(14.8)	$17.0	$81.8	$1.1	$85.1

Core Commercial

Core Commercial net premiums written were $526.6 million for the three months ended March 31, 2022, compared to $480.6 million for the three months ended March 31, 2021. This $46.0 million increase was primarily driven by pricing and exposure increases and continued strong retention.

Core Commercial underwriting profit for the three months ended March 31, 2022 was $32.2 million, compared to a $51.3 million loss for the three months ended March 31, 2021, a favorable change of $83.5 million. Catastrophe losses for the three months ended March 31, 2022 were $19.7 million, compared to $94.4 million for the three months ended March 31, 2021, a decrease of $74.7 million. The higher catastrophe losses in 2021 were primarily due to freeze events in Texas and surrounding states. Net favorable development on prior year’s loss reserves for the three months ended March 31, 2022 was $6.4 million, compared to $2.7 million for the three months ended March 31, 2021, an increase of $3.7 million.

Core Commercial current accident year underwriting profit, excluding catastrophes, was $45.5 million for the three months ended March 31, 2022, compared to $40.4 million for the three months ended March 31, 2021. This $5.1 million increase was primarily driven by earned premium growth.

We continue to manage underwriting performance through rate actions, pricing segmentation, specific underwriting actions and targeted new business growth. Our ability to achieve overall rate increases is affected by many factors, including regulatory activity and the competitive pricing environment, particularly within the workers’ compensation line. Due to uncertainty caused by the Pandemic and the increase in inflation, there is a level of uncertainty in our ability to grow our business and maintain or improve our underwriting profitability in this environment. The extent and duration of these uncertainties are unknown and may result in an increase in claims costs and reduced premium levels.

Specialty

Specialty net premiums written were $302.8 million for the three months ended March 31, 2022, compared to $276.8 million for the three months ended March 31, 2021. This $26.0 million increase was primarily driven by improved retention and pricing, especially in our Professional and Executive and Specialty P&C divisions.

Specialty underwriting profit for the three months ended March 31, 2022 was $33.9 million, compared to $2.0 million for the three months ended March 31, 2021, an increase of $31.9 million. Catastrophe losses for the three months ended March 31, 2022 were $7.6 million, compared to $24.4 million for the three months ended March 31, 2021, a decrease of $16.8 million. The higher catastrophe losses in 2021 were primarily due to freeze events in Texas and surrounding states. Net favorable development on prior year’s loss reserves for the three months ended March 31, 2022 was $13.2 million, compared to $0.6 million for the three months ended March 31, 2021, an increase of $12.6 million.

Specialty current accident year underwriting profit, excluding catastrophes, was $28.3 million for the three months ended March 31, 2022, compared to $25.8 million for the three months ended March 31, 2021. This $2.5 million increase was primarily driven by earned premium growth.

We continue to manage underwriting performance through rate actions, pricing segmentation, specific underwriting actions and targeted new business growth. Our ability to achieve overall rate increases is affected by many factors, including regulatory activity and the competitive pricing environment. Due to uncertainty caused by the Pandemic and the increase in inflation, there is a level of uncertainty in our ability to grow our business and maintain or improve our underwriting profitability in this environment. The extent and duration of these uncertainties are unknown and may result in an increase in claims costs and reduced premium levels.

Personal Lines

Personal Lines net premiums written were $482.9 million for the three months ended March 31, 2022, compared to $438.7 million for the three months ended March 31, 2021. The premium growth of $44.2 million was primarily driven by increased new business and retention.

Net premiums written in the personal automobile line of business for the three months ended March 31, 2022 were $298.4 million, compared to $280.7 million for the three months ended March 31, 2021, an increase of $17.7 million. Personal automobile policies in force increased by 8.0%.  Net premiums written in the homeowners and other lines of business for the three months ended March 31, 2022 were $184.5 million, compared to $158.0 million for the three months ended March 31, 2021, an increase of $26.5 million. Homeowners policies in force increased by 7.5%.

Personal Lines underwriting profit for the three months ended March 31, 2022 was $12.3 million, compared to $58.9 million for the three months ended March 31, 2021, a decrease of $46.6 million. Catastrophe losses for the three months ended March 31, 2022 were $18.2 million, compared to $14.5 million for the three months ended March 31, 2021, an increase of $3.7 million. Net unfavorable development on prior year’s loss reserves for the three months ended March 31, 2022 was $13.6 million, compared to $5.2 million of favorable development for the three months ended March 31, 2021. The 2022 unfavorable development was primarily related to a higher severity of losses in our homeowners line.

Personal Lines current accident year underwriting profit, excluding catastrophes, was $44.1 million for the three months ended March 31, 2022, compared to $68.2 million for the three months ended March 31, 2021. This $24.1 million decrease was primarily due to higher current accident year loss severity in our personal automobile line, partially offset by lower expenses and higher earned premium growth. We experienced an increase in physical damage and property severity associated with supply chain issues and limited availability of new vehicles due to chip shortages, higher used vehicle prices, and higher cost of parts.

We have been able to obtain rate increases in our Personal Lines markets and believe that our ability to obtain increases will continue over the long-term. Our ability to maintain Personal Lines net premiums written may be affected, however, by price competition, and regulatory and legal activity and developments. See “Contingencies and Regulatory Matters.” Additionally, these factors, along with weather-related loss volatility, may also affect our ability to maintain and improve underwriting results. We monitor these trends and consider them in our rate actions. Due to uncertainty caused by the Pandemic and the increase in inflation, there is a level of uncertainty in our ability to retain or grow our business, and may result in an increase in claims costs.

Other

Our Other segment had operating income of $0.6 million for the three months ended March 31, 2022, compared to $1.1 million for the three months ended March 31, 2021, a decrease of $0.5 million.

Reserve for Losses and Loss Adjustment Expenses

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses.

	Three Months Ended
	March 31,
(in millions)	2022	2021
Gross reserve for losses and LAE, beginning of period	$6,447.6	$6,024.0
Reinsurance recoverable on unpaid losses	1,693.8	1,641.6
Net reserve for losses and LAE, beginning of period	4,753.8	4,382.4
Net incurred losses and LAE in respect of losses occurring in:
Current year	793.5	789.5
Prior year non-catastrophe loss development	(6.0)	(8.2)
Total incurred losses and LAE	787.5	781.3
Net payments of losses and LAE in respect of losses occurring in:
Current year	191.1	178.5
Prior years	534.2	435.0
Total payments	725.3	613.5
Net reserve for losses and LAE, end of period	4,816.0	4,550.2
Reinsurance recoverable on unpaid losses	1,696.2	1,673.5
Gross reserve for losses and LAE, end of period	$6,512.2	$6,223.7

The table below summarizes the gross reserve for losses and LAE by line of business and division.

	March 31,	December 31,
(in millions)	2022	2021
Commercial multiple peril	$1,329.4	$1,338.4
Workers’ compensation	472.5	473.1
Commercial automobile	708.1	698.5
Other core commercial	501.5	481.0
Total Core Commercial	3,011.5	2,991.0
Specialty Property & Casualty	811.9	798.6
Professional and Executive Lines	511.0	494.9
Marine	123.3	122.5
Surety and Other	109.8	106.0
Total Specialty	1,556.0	1,522.0
Personal automobile	1,576.2	1,590.7
Homeowners and Other	303.1	277.7
Total Personal Lines	1,879.3	1,868.4
Total Other	65.4	66.2
Total loss and LAE reserves	$6,512.2	$6,447.6

Loss and LAE reserves in our “Other core commercial” lines include general liability, commercial umbrella, and monoline property. “Specialty Property & Casualty” includes program business, specialty industrial and commercial property, and excess and surplus lines. “Professional and Executive Lines” includes professional and management liability, fidelity and crime, and other property and liability lines for healthcare firms. Loss and LAE reserves in our “Total Other” segment relate to our run-off voluntary assumed property and casualty reinsurance pools business and our run-off direct asbestos and environmental business.

The following table summarizes prior year (favorable) unfavorable development for the periods indicated:

	Three Months Ended March 31,
	2022			2021
(in millions)	Loss & LAE	Catastrophe	Total	Loss & LAE	Catastrophe	Total
Core Commercial	$(6.4)	$—	$(6.4)	$(2.7)	$(0.1)	$(2.8)
Specialty	(13.2)	—	(13.2)	(0.6)	0.1	(0.5)
Personal Lines	13.6	—	13.6	(5.2)	—	(5.2)
Other	—	—	—	0.3	—	0.3
Total prior year favorable development	$(6.0)	$—	$(6.0)	$(8.2)	$—	$(8.2)

It is not possible to know whether the factors that affected loss reserves in the first three months of 2022 will also occur in future periods. We encourage you to read our 2021 Annual Report on Form 10-K for more information about our reserving process and the judgments, uncertainties and risks associated therewith.

Catastrophe Loss Development

For the three months ended March 31, 2022 and 2021, there was no net catastrophe loss development.

2022 Loss and LAE Development, excluding catastrophes

For the three months ended March 31, 2022, net favorable loss and LAE development, excluding catastrophes, was $6.0 million.  Core Commercial favorable loss and LAE development of $6.4 million was primarily due to lower than expected losses in the workers’ compensation line, primarily in accident year 2020.  Specialty favorable loss and LAE development of $13.2 million was primarily due to lower than expected losses in our marine, specialty industrial and commercial property, professional and executive, and surety lines. Personal Lines unfavorable loss and LAE development of $13.6 million was due to higher than expected loses in the homeowners line of $13.9 million. The increase in homeowners losses was primarily due to higher severity and longer cycle times in repair activity, primarily related to claims incurred in the fourth quarter of 2021.

2021 Loss and LAE Development, excluding catastrophes

For the three months ended March 31, 2021, net favorable loss and LAE development, excluding catastrophes, was $8.2 million. This was primarily due to lower than expected losses in the personal automobile line, driven by lower bodily injury and personal injury protection losses primarily in accident year 2020, and in the workers’ compensation line, primarily in accident years 2015 through 2017 and 2019.

Reinsurance Recoverables

Reinsurance recoverables were $1,940.3 million and $1,907.3 million at March 31, 2022 and December 31, 2021, respectively, of which $128.6 million and $100.4 million, respectively, represent billed recoverables. A reinsurance recoverable is billed after an eligible reinsured claim is paid by an insurer. Billed reinsurance recoverables related to the Michigan Catastrophic Claims Association (the “MCCA”) were $55.7 million and $49.8 million at March 31, 2022 and December 31, 2021, respectively, and billed non-MCCA reinsurance recoverables totaled $72.9 million and $50.6 million at March 31, 2022 and December 31, 2021, respectively. At March 31, 2022, $0.3 million of the billed non-MCCA recoverables were outstanding greater than 90 days, whereas at December 31, 2021, there were no balances outstanding greater than 90 days.

Investments

Investment Results

Net investment income before income taxes was as follows:

	Three Months Ended March 31,
(dollars in millions)	2022	2021
Fixed maturities	$55.8	$54.5
Limited partnerships	15.2	15.1
Mortgage loans	4.4	5.4
Equity securities	3.6	3.8
Other investments	0.8	0.7
Investment expenses	(2.9)	(2.7)
Net investment income	$76.9	$76.8
Earned yield, fixed maturities	2.95%	3.11%
Earned yield, total portfolio	3.52%	3.74%

The increase in net investment income for the three months ended March 31, 2022 was primarily due to the continued investment of operational cash flows, partially offset by the impact of lower new money yields and lower mortgage income.

Investment Portfolio

We held cash and investment assets diversified across several asset classes, as follows:

	March 31, 2022		December 31, 2021
(dollars in millions)	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
Fixed maturities, at fair value	$7,382.2	81.6%	$7,723.9	82.3%
Equity securities, at fair value	607.0	6.7	661.3	7.0
Mortgage and other loans	438.5	4.9	434.0	4.6
Other investments	347.6	3.8	333.4	3.6
Cash and cash equivalents	272.0	3.0	230.9	2.5
Total cash and investments	$9,047.3	100.0%	$9,383.5	100.0%

Cash and Investments

Total cash and investments decreased $336.2 million, or 3.6%, for the three months ended March 31, 2022 as compared to December 31, 2021. The decrease was primarily due to net market value depreciation, partially offset by cash received from the MCCA to refund policyholders. Through March 31, 2022, $34.4 million of the MCCA refund was paid to policyholders and $148.9 million is expected to be paid during the second quarter of 2022.

The following table provides information about the investment types of our fixed maturities portfolio:

	March 31, 2022
(in millions) Investment Type	Amortized Cost, Net of Allowance for Credit Losses	Fair Value	Net Unrealized Gain (Loss)	Change in Net Unrealized For the Year
U.S. Treasury and government agencies	$404.0	$381.7	$(22.3)	$(24.2)
Foreign government	2.2	2.3	0.1	(0.3)
Municipals:
Taxable	1,166.5	1,113.0	(53.5)	(77.3)
Tax-exempt	23.1	22.9	(0.2)	(1.0)
Corporate	3,999.4	3,911.5	(87.9)	(246.8)
Asset-backed:
Residential mortgage-backed	1,060.2	999.0	(61.2)	(62.6)
Commercial mortgage-backed	824.1	796.4	(27.7)	(49.7)
Asset-backed	165.3	155.4	(9.9)	(9.8)
Total fixed maturities	$7,644.8	$7,382.2	$(262.6)	$(471.7)

The change in net unrealized gain (loss) on fixed maturities was primarily due to higher prevailing interest rates and, to a lesser extent, wider credit spreads.

Amortized cost and fair value by rating category were as follows:

		March 31, 2022			December 31, 2021
(dollars in millions) NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost, Net of Allowance for Credit Losses	Fair Value	% of Total Fair Value	Amortized Cost, Net of Allowance for Credit Losses	Fair Value	% of Total Fair Value
1	Aaa/Aa/A	$5,010.9	$4,829.3	65.4%	$4,867.5	$4,987.6	64.6%
2	Baa	2,256.5	2,186.2	29.6	2,302.2	2,380.4	30.8
3	Ba	230.2	223.4	3.0	216.9	225.2	2.9
4	B	140.8	136.4	1.9	123.2	125.3	1.6
5	Caa and lower	6.4	6.9	0.1	5.0	5.4	0.1
Total fixed maturities		$7,644.8	$7,382.2	100.0%	$7,514.8	$7,723.9	100.0%

Based on ratings by the National Association of Insurance Commissioners (“NAIC”), approximately 95% of the fixed maturity portfolio consisted of investment grade securities at both March 31, 2022 and December 31, 2021. The quality of our fixed maturity portfolio remains strong based on ratings, capital structure position, support through guarantees, underlying security, issuer diversification and yield curve position.

Our investment portfolio primarily consists of fixed maturity securities whose fair value is susceptible to market risk, including interest rate changes. See also “Quantitative and Qualitative Disclosures about Market Risk” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2021 Annual Report on Form 10-K. Duration is a measurement used to quantify our inherent interest rate risk and analyze invested assets relative to our reserve liabilities.

The duration of our fixed maturity portfolio was as follows:

	March 31, 2022			December 31, 2021
(dollars in millions) Duration	Amortized Cost, Net of Allowance for Credit Losses	Fair Value	% of Total Fair Value	Amortized Cost, Net of Allowance for Credit Losses	Fair Value	% of Total Fair Value
0-2 years	$1,036.5	$1,044.8	14.2%	$1,080.2	$1,108.3	14.3%
2-4 years	1,535.3	1,539.4	20.8	1,581.1	1,660.9	21.5
4-6 years	2,230.1	2,176.7	29.5	2,263.8	2,349.0	30.4
6-8 years	2,162.9	2,001.9	27.1	1,603.8	1,622.4	21.0
8-10 years	570.7	517.5	7.0	854.9	846.5	11.0
10+ years	109.3	101.9	1.4	131.0	136.8	1.8
Total fixed maturities	$7,644.8	$7,382.2	100.0%	$7,514.8	$7,723.9	100.0%
Weighted average duration		4.9			4.9

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

Mortgage and other loans consist primarily of commercial mortgage loan participations, which represent our interest in commercial mortgage loans originated by a third party. We share, on a pro-rata basis, in all related cash flows of the underlying mortgage loans, which are primarily investment-grade quality and diversified by geographic area and property type.

Other investments consist primarily of our interest in corporate middle market and real estate limited partnerships. Corporate middle market limited partnerships may invest in senior or subordinated debt, preferred or common equity, or a combination thereof, of privately held middle market businesses. Real estate limited partnerships hold equity ownership positions in real properties and invest in debt secured by real properties. Our limited partnerships are generally accounted for under the equity method, or as a practical expedient using the fund’s net asset value, with financial information provided by the partnership on a two or three month lag.

Although we expect to invest new funds primarily in investment grade fixed maturities, we have invested, and expect to continue to invest, a portion of funds in limited partnerships, common equity securities, below investment grade fixed maturities and other investment assets.

Impairments

For the three months ended March 31, 2022, we recognized net impairments on fixed maturities of $0.9 million, consisting of $0.6 million of credit-related losses and $0.3 million categorized as intend-to-sell. For the three months ended March 31, 2021, we did not recognize any impairments.

At March 31, 2022 and December 31, 2021, the allowance for credit losses on mortgage loans was $7.1 million and the allowance for credit losses on available-for-sale debt securities was $0.9 million and $0.3 million, respectively.

At March 31, 2022 and December 31, 2021 we held no fixed maturity securities on non-accrual status. At March 31, 2021, fixed maturities on non-accrual status were not material and the effect of non-accruals for the three months ended March 31, 2021, compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities, were also not material. Any defaults in the fixed maturities portfolio in future periods may negatively affect investment income.

Unrealized Losses

Gross unrealized losses on fixed maturities at March 31, 2022 were $312.2 million, an increase of $264.2 million compared to December 31, 2021, primarily attributable to higher interest rates and, to a lesser extent, wider credit spreads. At March 31, 2022, gross unrealized losses consisted primarily of $123.1 million on corporate fixed maturities, $62.6 million on residential mortgage-backed securities, $62.4 million on municipals, $29.6 million on commercial mortgage-backed securities, and $24.4 million on U.S. government securities.  See Note 3 – “Investments” in the Notes to Interim Consolidated Financial Statements.

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

The following table sets forth gross unrealized losses for fixed maturities by maturity period at March 31, 2022 and December 31, 2021. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers.

	March 31,	December 31,
(in millions)	2022	2021
Due after one year through five years	$11.3	$0.7
Due after five years through ten years	156.2	19.4
Due after ten years	42.4	10.9
	209.9	31.0
Mortgage-backed and asset-backed securities	102.3	17.0
Total fixed maturities	$312.2	$48.0

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

Economic growth in the U.S. remains positive, driven by strength in the overall labor market and consumer spending. However, a number of risks have created greater uncertainty in the near-term.  The spike in interest rates has led to a tightening of financial conditions for businesses and consumers which may impact consumer spending and corporate profitability. Lingering effects of the Pandemic, such as supply chain interruptions and labor market imbalances, have yet to be fully resolved.  In addition, implications of the invasion of Ukraine by Russia and the impact of recently imposed sanctions, higher energy and commodity prices, as well as broad global trade disruptions impose additional risks. Despite this uncertainty, indicators of economic activity and employment have remained strong in the U.S. It is unclear how these risks will affect the continued economic recovery and our investment portfolio.

With inflation having exceeded their 2 percent target for some time, combined with improvement in the labor market, the Federal Reserve (the “Fed”) raised the federal funds rate by 0.25% in March and anticipates that ongoing increases in the target range will be appropriate. Additionally, it expects to reduce its holdings of Treasury and agency securities in coming months. The Fed’s asset purchase program represents a significant source of demand for certain sectors of the fixed income market and even a well-telegraphed, accelerated winding down of the program may result in market disruptions. In assessing the appropriate stance of monetary policy, the Fed will continue to monitor the implications of incoming information on its economic outlook.

Fundamental conditions in certain corporate sectors remain challenging, such as lodging and hospitality, which still face lower than pre-Pandemic levels of demand. We may experience defaults on fixed income securities, particularly with respect to non-investment grade debt securities. Although we perform rigorous credit analysis of our fixed income investments, it is difficult to foresee which issuers, industries or markets will be most affected. As a result, the value of our fixed maturity portfolio could change rapidly in ways we cannot currently anticipate, and we could incur additional realized and unrealized losses in future periods.

Other Items

Net income also included the following items:

	Three Months Ended March 31,
(in millions)	Core Commercial	Specialty	Personal Lines	Other	Discontinued Operations	Total
2022
Net realized and unrealized investment gains (losses)	$(7.6)	$(3.5)	$(4.9)	$0.1	$—	$(15.9)
Discontinued life businesses	—	—	—	—	(0.5)	(0.5)

2021
Net realized and unrealized investment gains	$18.6	$7.5	$11.2	$0.2	$—	$37.5
Discontinued life businesses	—	—	—	—	(0.1)	(0.1)
We manage investment assets for our Core Commercial, Specialty, Personal Lines and Other segments based on the requirements of our combined property and casualty insurance companies. We allocate the investment income, expenses and realized gains and losses to our Core Commercial, Specialty, Personal Lines and Other segments based on actuarial information related to the underlying businesses.

Net realized and unrealized investment losses were $15.9 million for the three months ended March 31, 2022, compared to net realized and unrealized gains of $37.5 million for the three months ended March 31, 2021. For the three months ended March 31, 2022 and 2021, net realized and unrealized investment gains (losses) were primarily due to changes in the fair value of equity securities.

Discontinued operations include our discontinued accident and health and life businesses. Losses of $0.5 million and $0.1 million the three months ended March 31, 2022 and 2021, primarily reflect adverse loss trends related to the long-term care pool.

Income Taxes

We file a consolidated U.S. federal income tax return that includes our holding company and its domestic subsidiaries (including non-insurance operations).

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

The provision for income taxes from continuing operations was an expense of $24.7 million and $21.3 million for the three months ended March 31, 2022 and 2021, respectively. These provisions resulted in consolidated effective federal tax rates of 19.0% and 18.7% for the three months ended March 31, 2022 and 2021, respectively. These provisions include excess tax benefits related to stock-based compensation of $2.8 million and $1.0 million for the three months ended March 31, 2022 and 2021, respectively. In addition, the provision for 2021 reflects benefits related to tax planning strategies implemented in prior years of $1.9 million. Absent these items, the provision for income taxes would have been an expense of $27.5 million and $24.2 million for the three months ended March 31, 2022 and 2021, respectively, or 21.2% for both periods.

The income tax provision on operating income was an expense of $28.2 million and $15.2 million for the three months ended March 31, 2022 and 2021, respectively. These provisions resulted in effective tax rates for operating income of 19.3% and 19.8% for the three months ended March 31, 2022 and 2021, respectively. These provisions include excess tax benefits related to stock-based compensation of $2.8 million and $1.0 million for the three months ended March 31, 2022 and 2021, respectively. Absent this item, the provisions for income taxes would have been an expense of $31.0 million, or 21.2%, and $16.2 million, or 21.1%, for the three months ended March 31, 2022 and 2021, respectively.

Critical Accounting Estimates

Interim consolidated financial statements have been prepared in conformity with U.S. GAAP and include certain accounting policies that we consider to be critical due to the amount of judgment and uncertainty inherent in the application of those policies. While we believe that the amounts included in our consolidated financial statements reflect our best judgment, the use of different assumptions could produce materially different accounting estimates. As disclosed in our 2021 Annual Report on Form 10-K, we believe the following accounting estimates are critical to our operations and require the most subjective and complex judgment:

•	Reserve for losses and loss expenses
•	Reinsurance recoverable balances
•	Pension benefit obligations
•	Investment credit losses

For a more detailed discussion of these critical accounting estimates, see our 2021 Annual Report on Form 10-K.

Statutory Surplus of Insurance Subsidiaries

The following table reflects statutory surplus for our insurance subsidiaries:

	March 31,	December 31,
(in millions)	2022	2021
Total Statutory Capital and Surplus	$2,809.6	$2,720.0

The statutory capital and surplus for our insurance subsidiaries increased $89.6 million during the first three months of 2022. This increase was primarily driven by an increase in underwriting profits and net realized investment gains, partially offset by net unrealized investment losses, primarily due to changes in the fair value of equity securities.

The NAIC prescribes an annual calculation regarding risk-based capital (“RBC”). RBC ratios for regulatory purposes are expressed as a percentage of the capital required to be above the Authorized Control Level (the “Regulatory Scale”); however, in the insurance industry, RBC ratios are widely expressed as a percentage of the Company Action Level. The following table reflects the Company Action Level, the Authorized Control Level and RBC ratios for Hanover Insurance (which includes Citizens and other insurance subsidiaries), as of March 31, 2022, expressed both on the Industry Scale (Total Adjusted Capital divided by the Company Action Level) and Regulatory Scale (Total Adjusted Capital divided by Authorized Control Level):

(dollars in millions)	Company Action Level	Authorized Control Level	RBC Ratio Industry Scale	RBC Ratio Regulatory Scale
The Hanover Insurance Company	$1,190.6	$595.3	235%	470%

Liquidity and Capital Resources

Liquidity is a measure of our ability to generate sufficient cash flows to meet the cash requirements of business operations. As a holding company, our primary ongoing source of cash is dividends from our insurance subsidiaries. However, dividend payments to us by our insurance subsidiaries are subject to limitations imposed by regulators, such as prior notice periods and the requirement that dividends in excess of a specified percentage of statutory surplus or prior year’s statutory earnings receive prior approval (so called “extraordinary dividends”). During the first quarter of 2022, Hanover Insurance did not pay dividends to the holding company.

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

Net cash provided by operating activities was $200.1 million during the first three months of 2022, as compared to $141.8 million during the first three months of 2021. The $58.3 million increase in cash provided was primarily due to the receipt of $183.3 million of surplus funds received from the MCCA, partially offset by $34.4 million that were remitted to policyholders in the first quarter of 2022. We expect to remit the remainder of these funds to policyholders in the second quarter of 2022. Additionally, cash was provided by an increase in premiums received, partially offset by an increase in loss and LAE payments.

Net cash used in investing activities was $112.2 million during the first three months of 2022, as compared to $78.6 million during the first three months of 2021. During the first three months of 2022 and 2021, cash used in investing activities primarily related to net purchases of fixed maturities.

Net cash used in financing activities was $46.8 million during the first three months of 2022, as compared to $71.7 million during the first three months of 2021. During the first three months of 2022, cash used in financing activities primarily resulted from the quarterly dividend payment to our shareholders and, to a lesser extent, the repurchase of common stock. During the first three months of 2021, cash used in financing activities primarily resulted from the repurchase of common stock and from the quarterly dividend payment to shareholders.

Dividends to common shareholders are subject to quarterly board approval and declaration. During the first three months of 2022, as declared by the Board, we paid a quarterly dividend of $0.75 per share to our shareholders totaling $26.7 million. We believe that our holding company assets are sufficient to provide for future shareholder dividends should the Board of Directors declare them.

At March 31, 2022, THG, as a holding company, held approximately $333.1 million of fixed maturities and cash. We believe our holding company assets will be sufficient to meet our current year obligations, which we expect to consist primarily of quarterly dividends to our shareholders (as and to the extent declared), interest on our senior and subordinated debentures, certain costs associated with benefits due to our former life employees and agents, and, to the extent required, payments related to indemnification of liabilities associated with the sale of various subsidiaries. As discussed below, we have, and opportunistically may continue to, repurchase our common stock and our debt. We do not expect that it will be necessary to dividend additional funds from our insurance subsidiaries in order to fund 2022 holding company obligations; however, we may decide to do so.

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

The Board of Directors authorized a stock repurchase program which provides for aggregate repurchases of our common stock of up to $1.3 billion. Under the repurchase authorization, we may repurchase, from time to time, common stock in amounts, at prices and at such times as we deem appropriate, subject to market conditions and other considerations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs, or other transactions. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. During the first three months of 2022 we repurchased approximately 0.1 million shares at an aggregate cost of $16.3 million. As of March 31, 2022, we had repurchased 7.8 million shares under this $1.3 billion program and had approximately $345 million available for additional repurchases.

We maintain our membership in the Federal Home Loan Bank (“FHLB”) to provide access to additional liquidity based on our holdings of FHLB stock and pledged collateral. At March 31, 2022, we had borrowing capacity of $116.6 million. There were no outstanding borrowings under this short-term facility at March 31, 2022 however, we have and may continue to borrow, from time to time, through this facility to provide short-term liquidity.

On April 30, 2019, we entered into a credit agreement that provides for a five-year unsecured revolving credit facility not to exceed $200.0 million at any one time outstanding, with the option to increase the facility up to $300.0 million (assuming no default and satisfaction of other specified conditions, including the receipt of additional lender commitments). The agreement also includes an uncommitted subfacility of $50.0 million for standby letters of credit.  Borrowings, if any, under this agreement are unsecured and incur interest at a rate per annum equal to, at our election, either (i) the greater of, (a) the prime commercial lending rate of the administrative agent, (b) the NYFRB Rate plus half a percent, or (c) the one month Adjusted LIBOR plus one percent and a margin that ranges from 0.25% to 0.625% depending on our debt rating, or (ii) Adjusted LIBOR for the applicable interest period, plus a margin that ranges from 1.25% to 1.625% depending on our debt rating. The agreement also contains certain financial covenants such as maintenance of specified levels of consolidated equity and leverage ratios, and requires that certain of our subsidiaries maintain minimum RBC ratios.  We currently have no borrowings under this agreement and had no borrowings under this agreement during the first three months of 2022. The LIBOR rate, upon which Adjusted LIBOR is based, is in process of being discontinued. During 2021, certain key tenors of LIBOR were extended with a new cessation date of June 20, 2023.  Our credit agreement permits us to agree with the Administrative Agent for the credit facility on a replacement to Adjusted LIBOR subject to the satisfaction of certain conditions.

At March 31, 2022, we were in compliance with the covenants of our debt and credit agreements.

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

Risks and Forward-Looking Statements

Information regarding risk factors and forward-looking information appears in Part II – Item 1A of this Quarterly Report on Form 10-Q and in Part I – Item 1A of our 2021 Annual Report on Form 10-K. This Management’s Discussion and Analysis should be read and interpreted in light of such factors.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Our market risks, the ways we manage them, and sensitivity to changes in interest rates, and equity price risk are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2021, included in our Annual Report on Form 10-K for the year ended December 31, 2021.  There have been no material changes in the first three months of 2022 to these risks or our management of them.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as required by Rule 13a-15(d) of the Exchange Act, to determine whether any changes occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there were no such changes during the quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

This document contains, and management may make, certain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, may be forward-looking statements. When used in our Management’s Discussion and Analysis, words such as: “believes,” “anticipates,” “expects,” “projections,” “outlook,” “should,” “could,” “plan,” “guidance,” “likely,” “on track to,” “potential,” “continue,” “targeted,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. We caution readers that accuracy with respect to forward-looking projections is difficult and subject to risks and uncertainties. Those risks and uncertainties, in some cases, have affected, and in the future could affect, our actual results and could cause our actual results for the remainder of 2022 and beyond to differ materially from historical results and from those expressed in any of our forward-looking statements. We operate in a business environment that is continually changing, and as such, new risk factors may emerge over time. Additionally, our business is conducted in competitive markets and, therefore, involves a higher degree of risk. We cannot predict these new risk factors, nor can we assess the impact, if any, that they may have on our business in the future.

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

•	continuing risks and uncertainties associated with the impact of the Pandemic and related general economic conditions; and
•	other factors described in such forward-looking statements.

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

For a more detailed discussion of our risks and uncertainties, see also Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Shares purchased in the first quarter of 2022 are as follows:

			Total Number of	Approximate Dollar Value of
			Shares Purchased as	Shares That May Yet
			Part of Publicly	be Purchased Under the
	Total Number of	Average Price	Announced Plans or	Plans or Programs
Period	Shares Purchased(1)	Paid per Share	Programs	(in millions)
January 1 - 31, 2022	47,921	$134.37	47,285	$355
February 1 - 28, 2022	41,780	138.29	41,450	349
March 1 - 31, 2022	104,527	140.96	30,094	345
Total	194,228	$138.76	118,829	$345

(1)

Includes 636 shares, 330 shares and 74,433 shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards for the months ended January 31, February 28 and March 31, 2022, respectively.

ITEM 6 – EXHIBITS

EX – 10.1+	Form of Non-Qualified Stock Option Agreement under The Hanover Insurance Group 2014 Long-Term Incentive Plan.

EX – 10.2+	Form of Restricted Stock Unit Agreement under The Hanover Insurance Group 2014 Long-Term Incentive Plan.

EX – 10.3+	Form of Performance-Based Restricted Stock Unit Agreement under The Hanover Insurance Group 2014 Long-Term Incentive Plan.

EX – 31.1	Certification of the Chief Executive Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX – 31.2	Certification of the Chief Financial Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX – 32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

EX – 32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

EX – 101

The following materials from The Hanover Insurance Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Consolidated Statements of Income for the three months ended March 31, 2022 and 2021; (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2022 and 2021; (iii) Consolidated Balance Sheets at March 31, 2022 and December 31, 2021; (iv) Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2022 and 2021; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021, and (vi) related notes to these financial statements.

EX – 104	The cover page from The Hanover Insurance Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL (embedded within EX – 101).

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

The Hanover Insurance Group, Inc.
Registrant

May 4, 2022	/s/ John C. Roche
Date	John C. Roche
President, Chief Executive Officer and Director

May 4, 2022	/s/ Jeffrey M. Farber
Date	Jeffrey M. Farber
Executive Vice President and Chief Financial Officer