Form 10-Q
period 2022-09-30
HANOVER INSURANCE GROUP, INC.
filed 2022-11-02
CIK 944695

/

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

The number of shares outstanding of the registrant’s common stock was 35,562,307 as of October 31, 2022.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2022	2021	2022	2021
Revenues
Premiums	$1,331.2	$1,186.0	$3,888.8	$3,527.6
Net investment income	73.0	78.8	220.4	231.2
Net realized and unrealized investment gains (losses):
Net realized gains (losses) from sales and other	(0.1)	3.6	(16.3)	6.8
Net change in fair value of equity securities	(29.1)	0.3	(106.1)	65.9
Recoveries (impairments) on investments:
Credit-related recoveries (impairments)	(1.4)	0.7	(1.5)	0.6
Losses on intent to sell securities	(14.3)	(0.6)	(14.8)	(0.7)
	(15.7)	0.1	(16.3)	(0.1)
Total net realized and unrealized investment gains (losses)	(44.9)	4.0	(138.7)	72.6
Fees and other income	7.0	6.1	19.4	17.9
Total revenues	1,366.3	1,274.9	3,989.9	3,849.3
Losses and expenses
Losses and loss adjustment expenses	939.6	844.0	2,572.6	2,370.4
Amortization of deferred acquisition costs	277.1	244.0	809.3	728.5
Interest expense	8.5	8.5	25.5	25.5
Other operating expenses	140.6	135.9	423.8	408.4
Total losses and expenses	1,365.8	1,232.4	3,831.2	3,532.8
Income from continuing operations before income taxes	0.5	42.5	158.7	316.5
Income tax expense (benefit):
Current	12.9	9.9	72.5	47.1
Deferred	(13.0)	(2.2)	(42.5)	12.2
Total income tax expense (benefit)	(0.1)	7.7	30.0	59.3
Income from continuing operations	0.6	34.8	128.7	257.2
Discontinued operations (net of taxes):
Loss from discontinued life businesses	(0.4)	(0.8)	(1.1)	(2.0)
Net income	$0.2	$34.0	$127.6	$255.2
Earnings per common share:
Basic:
Income from continuing operations	$0.02	$0.98	$3.62	$7.14
Discontinued operations (net of taxes):
Loss from discontinued life businesses	(0.01)	(0.03)	(0.03)	(0.05)
Net income per share	$0.01	$0.95	$3.59	$7.09
Weighted average shares outstanding	35.6	35.7	35.6	36.0
Diluted:
Income from continuing operations	$0.02	$0.96	$3.56	$7.04
Discontinued operations (net of taxes):
Loss from discontinued life businesses	(0.01)	(0.02)	(0.03)	(0.06)
Net income per share	$0.01	$0.94	$3.53	$6.98
Weighted average shares outstanding	36.1	36.3	36.1	36.6

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2022	2021	2022	2021
Net income	$0.2	$34.0	$127.6	$255.2
Other comprehensive income (loss), net of tax:
Available-for-sale securities:
Changes in net unrealized gains (losses) on investment securities:
Having no credit losses recognized in the Consolidated Statements of Income	(245.1)	(47.8)	(885.9)	(171.4)
Having credit losses recognized in the Consolidated Statements of Income	(2.2)	(0.1)	(5.7)	0.1
Total available-for-sale securities	(247.3)	(47.9)	(891.6)	(171.3)
Pension and postretirement benefits:
Net change in net actuarial loss	1.1	0.6	3.3	2.0
Total other comprehensive loss, net of tax	(246.2)	(47.3)	(888.3)	(169.3)
Comprehensive income (loss)	$(246.0)	$(13.3)	$(760.7)	$85.9

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
(In millions, except share data)	2022	2021
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $8,093.9 and $7,514.8)	$7,200.9	$7,723.9
Equity securities, at fair value	399.5	661.3
Other investments	793.7	767.4
Total investments	8,394.1	9,152.6
Cash and cash equivalents	164.8	230.9
Accrued investment income	50.1	49.8
Premiums and accounts receivable, net	1,623.8	1,469.5
Reinsurance recoverable on paid and unpaid losses and unearned premiums	1,945.8	1,907.3
Deferred acquisition costs	600.2	552.0
Deferred income tax asset	211.2	—
Goodwill	178.8	178.8
Other assets	480.9	606.3
Assets of discontinued businesses	96.2	107.1
Total assets	$13,745.9	$14,254.3
Liabilities
Loss and loss adjustment expense reserves	$6,774.0	$6,447.6
Unearned premiums	2,971.5	2,734.9
Expenses and taxes payable	723.3	907.7
Deferred income tax liability	—	60.8
Reinsurance premiums payable	78.5	55.1
Debt	782.2	781.6
Liabilities of discontinued businesses	120.5	121.7
Total liabilities	11,450.0	11,109.4
Commitments and contingencies
Shareholders’ Equity
Preferred stock, par value $0.01 per share; 20.0 million shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 300.0 million shares authorized; 60.5 million shares issued	0.6	0.6
Additional paid-in capital	1,904.5	1,887.2
Accumulated other comprehensive income (loss)	(766.1)	122.2
Retained earnings	3,029.6	2,983.2
Treasury stock at cost (24.9 million and 25.0 million shares)	(1,872.7)	(1,848.3)
Total shareholders’ equity	2,295.9	3,144.9
Total liabilities and shareholders’ equity	$13,745.9	$14,254.3

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2022	2021	2022	2021
Preferred Stock
Balance at beginning and end of period	$—	$—	$—	$—
Common Stock
Balance at beginning and end of period	0.6	0.6	0.6	0.6
Additional Paid-in Capital
Balance at beginning of period	1,896.8	1,873.4	1,887.2	1,857.4
Employee and director stock-based awards and other	7.7	7.3	17.3	23.3
Balance at end of period	1,904.5	1,880.7	1,904.5	1,880.7
Accumulated Other Comprehensive Income (Loss), net of tax
Net Unrealized Appreciation (Depreciation) on Investments:
Balance at beginning of period	(459.4)	304.7	184.9	428.1
Net depreciation on available-for-sale securities	(247.3)	(47.9)	(891.6)	(171.3)
Balance at end of period	(706.7)	256.8	(706.7)	256.8
Defined Benefit Pension and Postretirement Plans:
Balance at beginning of period	(60.5)	(54.2)	(62.7)	(55.6)
Net amount recognized as net periodic benefit cost	1.1	0.6	3.3	2.0
Balance at end of period	(59.4)	(53.6)	(59.4)	(53.6)
Total accumulated other comprehensive income (loss)	(766.1)	203.2	(766.1)	203.2
Retained Earnings
Balance at beginning of period	3,056.7	2,837.9	2,983.2	2,668.0
Net income	0.2	34.0	127.6	255.2
Dividends to shareholders	(27.3)	(25.2)	(81.2)	(76.5)
Balance at end of period	3,029.6	2,846.7	3,029.6	2,846.7
Treasury Stock
Balance at beginning of period	(1,862.4)	(1,808.4)	(1,848.3)	(1,696.3)
Shares purchased at cost	(10.4)	(24.0)	(30.8)	(147.6)
Net shares reissued at cost under employee stock-based compensation plans	0.1	3.5	6.4	15.0
Balance at end of period	(1,872.7)	(1,828.9)	(1,872.7)	(1,828.9)
Total shareholders’ equity	$2,295.9	$3,102.3	$2,295.9	$3,102.3

The accompanying notes are an integral part of these interim consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
(In millions)	2022	2021
Cash Flows From Operating Activities
Net income	$127.6	$255.2
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized and unrealized investment (gains) losses	138.9	(73.0)
Net amortization and depreciation	10.0	12.5
Stock-based compensation expense	21.8	16.8
Amortization of defined benefit plan costs	4.1	2.5
Deferred income tax expense (benefit)	(42.5)	12.4
Change in deferred acquisition costs	(48.2)	(67.1)
Change in premiums receivable, net of reinsurance premiums payable	(131.0)	(144.0)
Change in loss, loss adjustment expense and unearned premium reserves	563.5	776.9
Change in reinsurance recoverable	(38.5)	(128.4)
Change in expenses and taxes payable	(29.3)	(51.0)
Other, net	(52.6)	(17.4)
Net cash provided by operating activities	523.8	595.4
Cash Flows From Investing Activities
Proceeds from disposals and maturities of fixed maturities	799.0	1,155.6
Proceeds from disposals of equity securities and other investments	260.1	209.6
Purchase of fixed maturities	(1,429.2)	(1,571.5)
Purchase of equity securities and other investments	(92.2)	(125.7)
Capital expenditures	(13.9)	(5.7)
Net cash used in investing activities	(476.2)	(337.7)
Cash Flows From Financing Activities
Proceeds from exercise of employee stock options	10.6	19.3
Dividends paid to shareholders	(80.1)	(75.6)
Repurchases of common stock	(30.8)	(142.6)
Other financing activities	(13.4)	(8.2)
Net cash used in financing activities	(113.7)	(207.1)
Net change in cash and cash equivalents	(66.1)	50.6
Cash and cash equivalents, beginning of period	230.9	120.6
Cash and cash equivalents, end of period	$164.8	$171.2

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

In the opinion of the Company’s management, the accompanying interim consolidated financial statements reflect all adjustments, consisting of normal recurring items, necessary for a fair presentation of the financial position and results of operations. The results of operations for the nine months ended September 30, 2022, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2022.

2. New Accounting Pronouncements

The Company did not adopt any new accounting standards during the nine months ended September 30, 2022. An assessment was made regarding the effect that adoption of recently issued accounting standards by the Financial Accounting Standards Board would have on the Company's consolidated financial statements. There were no new accounting standards issued in the nine months ended September 30, 2022 that are expected to have a material effect on the Company's financial position or results of operations. For information regarding accounting standards that the Company implemented during 2021, see Note 1(O) — Summary of Significant Accounting Policies — New Accounting Pronouncements in the Notes to Consolidated Financial Statements in the Company's 2021 Annual Report on Form 10-K.

3. Investments

A. Fixed maturities

The amortized cost and fair value of available-for-sale fixed maturities were as follows:

	September 30, 2022
			Amortized Cost,
		Allowance	Net of Allowance	Gross	Gross
	Amortized	for Credit	for Credit	Unrealized	Unrealized
(in millions)	Cost	Losses	Losses	Gains	Losses	Fair Value
U.S. Treasury and government agencies	$441.3	$—	$441.3	$0.2	$61.6	$379.9
Foreign government	2.2	—	2.2	—	0.1	2.1
Municipal	1,214.3	—	1,214.3	0.8	163.3	1,051.8
Corporate	4,023.5	(3.1)	4,020.4	2.0	405.6	3,616.8
Residential mortgage-backed	1,166.3	—	1,166.3	—	148.0	1,018.3
Commercial mortgage-backed	916.8	—	916.8	—	91.0	825.8
Asset-backed	332.6	—	332.6	—	26.4	306.2
Total fixed maturities	$8,097.0	$(3.1)	$8,093.9	$3.0	$896.0	$7,200.9

	December 31, 2021
			Amortized Cost,
		Allowance	Net of Allowance	Gross	Gross
	Amortized	for Credit	for Credit	Unrealized	Unrealized
(in millions)	Cost	Losses	Losses	Gains	Losses	Fair Value
U.S. Treasury and government agencies	$394.3	$—	$394.3	$9.3	$7.4	$396.2
Foreign government	2.2	—	2.2	0.4	—	2.6
Municipal	1,176.2	—	1,176.2	32.6	8.0	1,200.8
Corporate	3,931.5	(0.3)	3,931.2	174.5	15.6	4,090.1
Residential mortgage-backed	1,068.2	—	1,068.2	12.4	11.0	1,069.6
Commercial mortgage-backed	802.4	—	802.4	26.6	4.6	824.4
Asset-backed	140.3	—	140.3	1.3	1.4	140.2
Total fixed maturities	$7,515.1	$(0.3)	$7,514.8	$257.1	$48.0	$7,723.9

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

	September 30, 2022
	Amortized Cost, Net
	of Allowance for	Fair
(in millions)	Credit Losses	Value
Due in one year or less	$257.5	$256.0
Due after one year through five years	2,263.0	2,149.2
Due after five years through ten years	2,757.6	2,319.3
Due after ten years	400.1	326.1
	5,678.2	5,050.6
Mortgage-backed and asset-backed securities	2,415.7	2,150.3
Total fixed maturities	$8,093.9	$7,200.9

B. Fixed maturity securities in an unrealized loss position

The following tables provide information about the Company’s available-for-sale fixed maturity securities that were in an unrealized loss position at September 30, 2022 and December 31, 2021, including the length of time the securities have been in an unrealized loss position:

	September 30, 2022
	12 months or less		Greater than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in millions)	Losses	Value	Losses	Value	Losses	Value
Investment grade:
U.S. Treasury and government agencies	$21.5	$243.2	$40.1	$129.7	$61.6	$372.9
Foreign governments	0.1	1.9	—	—	0.1	1.9
Municipal	116.6	806.3	46.7	170.9	163.3	977.2
Corporate	285.9	2,959.8	85.1	277.0	371.0	3,236.8
Residential mortgage-backed	93.6	796.7	54.4	213.7	148.0	1,010.4
Commercial mortgage-backed	62.6	716.9	28.4	105.0	91.0	821.9
Asset-backed	21.8	289.5	4.6	16.7	26.4	306.2
Total investment grade	602.1	5,814.3	259.3	913.0	861.4	6,727.3
Below investment grade:
Corporate	28.0	235.8	6.6	23.7	34.6	259.5
Total fixed maturities	$630.1	$6,050.1	$265.9	$936.7	$896.0	$6,986.8

	December 31, 2021
	12 months or less		Greater than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in millions)	Losses	Value	Losses	Value	Losses	Value
Investment grade:
U.S. Treasury and government agencies	$2.3	$98.0	$5.1	$101.3	$7.4	$199.3
Municipal	7.9	480.8	0.1	2.5	8.0	483.3
Corporate	13.6	599.6	0.4	7.5	14.0	607.1
Residential mortgage-backed	11.0	653.5	—	—	11.0	653.5
Commercial mortgage-backed	4.6	204.0	—	—	4.6	204.0
Asset-backed	1.4	91.5	—	—	1.4	91.5
Total investment grade	40.8	2,127.4	5.6	111.3	46.4	2,238.7
Below investment grade:
Corporate	1.6	95.8	—	—	1.6	95.8
Total fixed maturities	$42.4	$2,223.2	$5.6	$111.3	$48.0	$2,334.5

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

C. Proceeds from sales

The proceeds from sales of available-for-sale fixed maturities and gross realized gains and gross realized losses on those sales were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(in millions)
Proceeds from sales	$35.2	$83.4	$308.9	$335.5
Gross gains	—	1.0	1.8	4.9
Gross losses	0.5	1.7	21.3	9.1

D. Impairments

For the three and nine months ended September 30, 2022, the Company recognized net impairments of $15.7 million and $16.3 million, respectively, primarily consisting of intent to sell fixed maturity securities. For the three and nine months ended September 30, 2021, the Company recognized net recoveries of $0.1 million and net impairments of $0.1 million, respectively.

At September 30, 2022 and December 31, 2021, the allowance for credit losses on mortgage loans was $5.2 million and $7.1 million respectively, and the allowance for credit losses on available-for-sale debt securities was $3.1 million and $0.3 million, respectively.

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

E. Equity securities

The following table provides pre-tax net realized and unrealized gains (losses) on equity securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Net gains (losses) recognized during the period	$(29.1)	$0.3	$(106.1)	$65.9
Less: net gains (losses) recognized on equity securities sold during the period	(0.1)	0.9	(8.8)	1.4
Net unrealized gains (losses) recognized during the period on equity securities still held	$(29.0)	$(0.6)	$(97.3)	$64.5

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

Equity Securities

Level 1 consists of publicly traded securities, including exchange-traded funds, valued at quoted market prices. Level 2 includes securities that are valued using pricing for similar securities and pricing models that incorporate observable inputs. Level 3 consists of common or preferred stock of private companies for which observable inputs are not available.

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

The estimated fair values of the financial instruments were as follows:

	September 30, 2022		December 31, 2021
	Carrying	Market	Carrying	Market
(in millions)	Value	Value	Value	Value
Financial Assets carried at:
Fair Value through AOCI:
Fixed maturities	$7,200.9	$7,200.9	$7,723.9	$7,723.9
Fair Value through Net Income:
Equity securities	399.5	399.5	661.3	661.3
Other investments	138.3	138.3	143.8	143.8
Amortized Cost/Cost:
Other investments	451.9	430.8	450.8	472.9
Cash and cash equivalents	164.8	164.8	230.9	230.9
Total financial instruments	$8,355.4	$8,334.3	$9,210.7	$9,232.8

Financial Liabilities carried at:
Amortized Cost:
Debt	$782.2	$704.5	$781.6	$845.5

The Company has processes designed to ensure that the values received from its third-party pricing services are accurately recorded, that the data inputs and valuation approaches and techniques utilized are appropriate and consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. The Company reviews the pricing services’ policies describing its methodology, processes, practices and inputs, including various financial models used to value securities. For assets carried at fair value, the Company performs a review of the fair value hierarchy classifications and of prices received from its pricing services on a quarterly basis. Also, the Company reviews the portfolio pricing, including a process for which securities with changes in prices that exceed a defined threshold are verified to independent sources, if available. If upon review, the Company is not satisfied with the validity of a given price, a pricing challenge would be submitted to the applicable pricing service along with supporting documentation for its review. The Company does not adjust quotes or prices obtained from the pricing services unless the pricing service agrees with the Company’s challenge. During the first nine months of 2022 and 2021, the Company did not adjust any prices received from its pricing services.

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

The following tables provide, for each hierarchy level, the Company’s investment assets that were measured at fair value on a recurring basis.

	September 30, 2022
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$379.9	$244.0	$135.9	$—
Foreign government	2.1	—	2.1	—
Municipal	1,051.8	—	1,041.8	10.0
Corporate	3,616.8	—	3,616.7	0.1
Residential mortgage-backed	1,018.3	—	1,018.3	—
Commercial mortgage-backed	825.8	—	818.2	7.6
Asset-backed	306.2	—	306.2	—
Total fixed maturities	7,200.9	244.0	6,939.2	17.7
Equity securities	399.5	389.5	—	10.0
Other investments	4.3	—	—	4.3
Total investment assets at fair value	$7,604.7	$633.5	$6,939.2	$32.0

	December 31, 2021
(in millions)	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. Treasury and government agencies	$396.2	$221.5	$174.7	$—
Foreign government	2.6	—	2.6	—
Municipal	1,200.8	—	1,186.8	14.0
Corporate	4,090.1	—	4,090.0	0.1
Residential mortgage-backed	1,069.6	—	1,069.6	—
Commercial mortgage-backed	824.4	—	813.1	11.3
Asset-backed	140.2	—	140.2	—
Total fixed maturities	7,723.9	221.5	7,477.0	25.4
Equity securities	661.3	651.2	—	10.1
Other investments	4.3	—	—	4.3
Total investment assets at fair value	$8,389.5	$872.7	$7,477.0	$39.8

Limited partnerships measured at fair value using the NAV based on an ownership interest in partners’ capital have not been included in the hierarchy tables. At September 30, 2022 and December 31, 2021, the fair values of these investments were $134.0 million and $139.5 million, respectively, approximately 2% of total investment assets for both periods presented.

The following tables provide, for each hierarchy level, the Company’s estimated fair values of financial instruments that were not carried at fair value:

	September 30, 2022
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$164.8	$164.8	$—	$—
Other investments	430.8	—	6.1	424.7
Total financial instruments	$595.6	$164.8	$6.1	$424.7

Liabilities:
Debt	$704.5	$—	$704.5	$—

	December 31, 2021
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$230.9	$230.9	$—	$—
Other investments	472.9	—	2.8	470.1
Total financial instruments	$703.8	$230.9	$2.8	$470.1

Liabilities:
Debt	$845.5	$—	$845.5	$—

The following tables provide a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fixed Maturities
(in millions)	Municipal	Corporate	Commercial mortgage- backed	Total	Equity and Other	Total Assets
Three Months Ended September 30, 2022
Balance July 1, 2022	$11.0	$0.1	$8.1	$19.2	$14.4	$33.6
Total losses:
Included in total net realized and unrealized investment losses	—	—	—	—	(0.1)	(0.1)
Included in other comprehensive loss-net depreciation on available-for-sale securities	(0.3)	—	(0.4)	(0.7)	—	(0.7)
Sales	(0.7)	—	(0.1)	(0.8)	—	(0.8)
Balance September 30, 2022	$10.0	$0.1	$7.6	$17.7	$14.3	$32.0
Change in unrealized losses for the period included in other comprehensive loss for assets held at the end of the period	$(0.4)	$—	$(0.3)	$(0.7)	$—	$(0.7)

Three Months Ended September 30, 2021
Balance July 1, 2021	$5.5	$0.4	$11.7	$17.6	$9.6	$27.2
Total gains:
Included in total net realized and unrealized investment gains	—	—	—	—	4.5	4.5
Sales	(0.1)	(0.3)	(0.2)	(0.6)	—	(0.6)
Balance September 30, 2021	$5.4	$0.1	$11.5	$17.0	$14.1	$31.1
Change in unrealized losses for the period included in other comprehensive loss for assets held at the end of the period	$—	$—	$—	$—	$—	$—

	Fixed Maturities
(in millions)	Municipal	Corporate	Commercial mortgage- backed	Total	Equity and Other	Total Assets
Nine Months Ended September 30, 2022
Balance January 1, 2022	$14.0	$0.1	$11.3	$25.4	$14.4	$39.8
Total losses:
Included in total net realized and unrealized investment losses	—	—	—	—	(0.1)	(0.1)
Included in other comprehensive loss-net depreciation on available-for-sale securities	(1.1)	—	(1.2)	(2.3)	—	(2.3)
Sales	(2.9)	—	(2.5)	(5.4)	—	(5.4)
Balance September 30, 2022	$10.0	$0.1	$7.6	$17.7	$14.3	$32.0
Change in unrealized losses for the period included in other comprehensive loss for assets held at the end of the period	$(1.2)	$—	$(1.1)	$(2.3)	$—	$(2.3)

Nine Months Ended September 30, 2021
Balance January 1, 2021	$7.0	$0.5	$12.4	$19.9	$9.5	$29.4
Total gains (losses):
Included in total net realized and unrealized investment gains	—	—	—	—	4.6	4.6
Included in other comprehensive loss-net depreciation on available-for-sale securities	—	—	(0.4)	(0.4)	—	(0.4)
Sales	(1.6)	(0.4)	(0.5)	(2.5)	—	(2.5)
Balance September 30, 2021	$5.4	$0.1	$11.5	$17.0	$14.1	$31.1
Change in unrealized losses for the period included in other comprehensive loss for assets held at the end of the period	$—	$—	$(0.4)	$(0.4)	$—	$(0.4)

There were no transfers between Level 2 and Level 3, and there were no Level 3 liabilities held by the Company for the three or nine months ended September 30, 2022 and 2021.

The following table provides quantitative information about the significant unobservable inputs used by the Company in the fair value measurements of Level 3 assets. Where discounted cash flows were used in the valuation of fixed maturities, the internally-developed discount rate was adjusted by the significant unobservable inputs shown in the table.

			September 30, 2022		December 31, 2021
	Valuation	Significant	Fair	Range	Fair	Range
(in millions)	Technique	Unobservable Inputs	Value	(Wtd Average)	Value	(Wtd Average)
Fixed maturities:
Municipal	Discounted cash flow	Discount for: Small issue size	$10.0	4.5 - 6.8% (6.6%)	$14.0	4.5 - 6.8% (6.5%)
Corporate	Discounted cash flow	Discount for: Small issue size Above-market coupon	0.1	2.5% (2.5%) 0.3% (0.3%)	0.1	2.5% (2.5%) 0.3% (0.3%)
Commercial mortgage-backed	Discounted cash flow	Discount for: Small issue size Above-market coupon Lease structure	7.6	2.3 - 3.1% (2.9%) 0.5% (0.5%) 0.3% (0.3%)	11.3	1.9 - 3.1% (2.7%) 0.5% (0.5%) 0.3% (0.3%)
Equity securities	Market comparables	Net tangible asset	1.2	N/A	1.3	N/A
	Internal price	Unadjusted price from financing round	8.8	11.18 (11.18)	8.8	11.18 (11.18)
Other	Discounted cash flow	Discount rate	4.3	16.1% (16.1%)	4.3	16.1% (16.1%)

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

5. Income Taxes

Income tax expense for the nine months ended September 30, 2022 and 2021 has been computed using estimated annual effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect current estimates of the annual effective tax rates.

The tax provision was comprised of a U.S. federal income tax expense of $30.0 million and $59.3 million for the nine months ended September 30, 2022 and 2021, respectively.

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

6. Pension Plans

The components of net periodic pension cost (benefit) for the defined benefit pension plans included in the Company’s results of operations are as follows:

	Three Months Ended September 30,
	2022	2021
(in millions)	Pension Plans
Interest cost	$3.9	$3.8
Expected return on plan assets	(4.3)	(4.6)
Recognized net actuarial loss	1.3	0.8
Net periodic pension cost	$0.9	$—

	Nine Months Ended September 30,
	2022	2021
(in millions)	Pension Plans
Interest cost	$11.5	$11.2
Expected return on plan assets	(12.9)	(13.8)
Recognized net actuarial loss	3.9	2.4
Net periodic pension cost (benefit)	$2.5	$(0.2)

7. Other Comprehensive Loss

The following tables provide changes in other comprehensive loss.

	Three Months Ended September 30,
	2022			2021
		Tax			Tax
		Benefit	Net of		Benefit	Net of
(in millions)	Pre-Tax	(Expense)	Tax	Pre-Tax	(Expense)	Tax
Changes in net unrealized gains (losses) on investment securities:
Net unrealized losses arising during period for those having no credit losses in Consolidated Statement of Income	$(324.5)	$68.1	$(256.4)	$(57.0)	$12.1	$(44.9)
Net unrealized losses arising during period for those having credit losses in Consolidated Statement of Income	(4.2)	0.9	(3.3)	(0.1)	—	(0.1)
Amount of (gains) losses realized from sales and other recognized in Consolidated Statement of Income	0.3	(0.3)	—	(2.5)	(0.3)	(2.8)
Amount of credit-related impairments recognized in the Consolidated Statement of Income	1.4	(0.3)	1.1	—	—	—
Amount of additional impairment losses (recoveries) recognized in the Consolidated Statement of Income	14.3	(3.0)	11.3	(0.1)	—	(0.1)
Net unrealized losses	(312.7)	65.4	(247.3)	(59.7)	11.8	(47.9)
Pension and postretirement benefits:
Amortization of net actuarial losses recognized as net periodic benefit cost	1.4	(0.3)	1.1	0.8	(0.2)	0.6
Other comprehensive loss	$(311.3)	$65.1	$(246.2)	$(58.9)	$11.6	$(47.3)

	Nine Months Ended September 30,
	2022			2021
		Tax			Tax
		Benefit	Net of		Benefit	Net of
(in millions)	Pre-Tax	(Expense)	Tax	Pre-Tax	(Expense)	Tax
Changes in net unrealized gains (losses) on investment securities:
Net unrealized losses arising during period for those having no credit losses in Consolidated Statement of Income	$(1,151.7)	$241.8	$(909.9)	$(206.8)	$43.5	$(163.3)
Net unrealized gains (losses) arising during period for those having credit losses in Consolidated Statement of Income	(10.5)	2.2	(8.3)	0.2	(0.1)	0.1
Amount of (gains) losses realized from sales and other recognized in Consolidated Statement of Income	16.9	(4.6)	12.3	(5.7)	(2.5)	(8.2)
Amount of credit-related impairments recognized in the Consolidated Statement of Income	3.3	(0.7)	2.6	—	—	—
Amount of additional impairment losses recognized in the Consolidated Statement of Income	14.8	(3.1)	11.7	0.1	—	0.1
Net unrealized losses	(1,127.2)	235.6	(891.6)	(212.2)	40.9	(171.3)
Pension and postretirement benefits:
Amortization of net actuarial losses recognized as net periodic benefit cost	4.1	(0.8)	3.3	2.5	(0.5)	2.0
Other comprehensive loss	$(1,123.1)	$234.8	$(888.3)	$(209.7)	$40.4	$(169.3)

Reclassifications out of accumulated other comprehensive income (loss) were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
	Amount Reclassified from
Details about Accumulated Other	Accumulated Other				Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income (Loss)				Where Net Income is Presented
Net unrealized gains (losses) on investment securities	$—	$2.5	$(16.7)	$5.7	Net realized gains (losses) from sales and other
	(15.7)	0.1	(18.1)	(0.1)	Recoveries (impairments) on investments
	(15.7)	2.6	(34.8)	5.6	Total before tax
	3.6	0.3	8.4	2.5	Income tax benefit
	(12.1)	2.9	(26.4)	8.1	Continuing operations; net of tax
	(0.3)	—	(0.2)	—	Discontinued operations - loss from discontinued life businesses
	(12.4)	2.9	(26.6)	8.1	Net of tax
Amortization of defined benefit pension and postretirement actuarial losses	(1.4)	(0.8)	(4.1)	(2.5)	Loss adjustment expenses and other operating expenses (1)
	0.3	0.2	0.8	0.5	Income tax benefit
	(1.1)	(0.6)	(3.3)	(2.0)	Continuing operations; net of tax
Total reclassifications for the period	$(13.5)	$2.3	$(29.9)	$6.1	Benefit (expense) reflected in income, net of tax

(1)
The amount reclassified from accumulated other comprehensive income (loss) for the pension and postretirement benefits was allocated approximately 40% to loss adjustment expenses and 60% to other operating expenses for the three and nine months ended September 30, 2022 and 2021.

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

Management evaluates the results of the aforementioned segments based on operating income before income taxes, excluding interest expense on debt. Operating income before income taxes excludes certain items which are included in net income, such as net realized and unrealized investment gains and losses. Such gains and losses are excluded since they are determined by interest rates, financial markets and the timing of sales. Also, operating income before income taxes excludes net gains and losses on disposals of businesses, gains and losses related to the repayment of debt, discontinued operations, costs to acquire businesses, restructuring costs, the cumulative effect of accounting changes and certain other items. Although the items excluded from operating income before interest expense and income taxes may be important components in understanding and assessing the Company’s overall financial performance, management believes that the presentation of operating income before interest expense and income taxes enhances an investor’s understanding of the Company’s results of operations by highlighting net income attributable to the core operations of the business. However, operating income before income taxes should not be construed as a substitute for income before income taxes or income from continuing operations, and operating income should not be construed as a substitute for net income.

Summarized below is financial information with respect to the Company’s business segments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Operating revenues:
Core Commercial	$527.1	$497.6	$1,551.8	$1,453.9
Specialty	319.9	256.4	931.0	804.1
Personal Lines	560.5	512.6	1,635.4	1,506.3
Other	3.7	4.3	10.4	12.4
Total	1,411.2	1,270.9	4,128.6	3,776.7
Net realized and unrealized investment gains (losses)	(44.9)	4.0	(138.7)	72.6
Total revenues	$1,366.3	$1,274.9	$3,989.9	$3,849.3
Operating income before interest expense and income taxes:
Core Commercial:
Underwriting income (loss)	$(7.7)	$(25.7)	$58.8	$(41.9)
Net investment income	33.4	37.0	101.4	108.9
Other expense	(0.5)	(0.3)	(0.6)	(0.9)
Core Commercial operating income	25.2	11.0	159.6	66.1
Specialty:
Underwriting income	32.0	15.5	96.2	36.2
Net investment income	15.2	15.9	46.2	46.8
Other expense	(0.3)	—	(0.3)	(0.1)
Specialty operating income	46.9	31.4	142.1	82.9
Personal Lines:
Underwriting income (loss)	(42.7)	(20.3)	(50.3)	48.1
Net investment income	21.4	22.6	64.6	66.5
Other income	2.5	1.3	6.0	3.0
Personal Lines operating income (loss)	(18.8)	3.6	20.3	117.6
Other:
Underwriting loss	—	(0.4)	—	(1.0)
Net investment income	3.0	3.3	8.2	9.0
Other expense	(2.4)	(1.9)	(6.9)	(5.2)
Other operating income	0.6	1.0	1.3	2.8
Operating income before interest expense and income taxes	53.9	47.0	323.3	269.4
Interest on debt	(8.5)	(8.5)	(25.5)	(25.5)
Operating income before income taxes	45.4	38.5	297.8	243.9
Non-operating items:
Net realized and unrealized investment gains (losses)	(44.9)	4.0	(138.7)	72.6
Other non-operating	—	—	(0.4)	—
Income from continuing operations before income taxes	$0.5	$42.5	$158.7	$316.5

The following table provides identifiable assets for the Company’s business segments and discontinued operations:

(in millions)	September 30, 2022	December 31, 2021
Property and Casualty	$13,649.7	$14,147.2
Assets of discontinued businesses	96.2	107.1
Total	$13,745.9	$14,254.3

The Company reviews the assets of its insurance companies collectively and does not allocate them between the Core Commercial, Specialty, Personal Lines and Other segments.

9. Stock-based Compensation

On May 10, 2022 the shareholders approved The Hanover Insurance Group 2022 Long-Term Incentive Plan (the “2022 Stock Plan”). With respect to new share-based issuances, the 2022 Stock Plan replaced The Hanover Insurance Group, Inc. 2014 Long-Term Incentive Plan (the “2014 Stock Plan”) and provided authorization for 3,380,000 shares in a new share pool plus any shares subject to outstanding awards under the 2014 Stock Plan that may become available for reissuance as a result of the cash settlement, forfeiture, expiration or cancellation of such awards. The 2022 Stock Plan provides for the granting of the same types of awards as the 2014 Stock Plan, which includes stock options and stock appreciation rights ("SARS"), restricted and unrestricted stock, stock units, performance based stock awards and cash awards. In accordance with the 2022 Stock Plan, the issuance of one share of common stock in the form of an option or SAR will reduce the share pool by one share, whereas the issuance of one share of common stock for the other types of stock awards provided by the plan will reduce the pool by 3.2 shares. As of September 30, 2022, there were 3,387,033 shares available for grants under the 2022 Stock Plan.

As of September 30, 2022, there were 2,303,574 shares available for grant under The Hanover Insurance Group 2014 Employee Stock Purchase Plan.

Compensation cost for the Company’s stock-based awards and the related tax benefits were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Stock-based compensation expense	$7.7	$5.8	$21.8	$16.8
Tax benefit	(1.7)	(1.2)	(4.6)	(3.5)
Stock-based compensation expense, net of taxes	$6.0	$4.6	$17.2	$13.3

Stock Options

Information on the Company’s stock option activity for the nine months ended September 30, 2022 and 2021 is summarized below.

	Nine Months Ended September 30,
	2022		2021
(in whole shares and dollars)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	1,230,211	$99.14	1,282,278	$93.64
Granted	140,339	139.51	178,040	115.35
Exercised	(262,900)	86.82	(223,426)	80.46
Forfeited or cancelled	(6,075)	116.44	(4,769)	118.01
Outstanding, end of period	1,101,575	107.13	1,232,123	99.07

Restricted Stock Units

The Company currently issues time-based, market-based and performance-based restricted stock units to eligible employees, all of which generally vest after 3 years of continued employment.

The following tables summarize activity information about employee restricted stock units:

	Nine Months Ended September 30,
	2022		2021
(in whole shares and dollars)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Time-based restricted stock units:
Outstanding, beginning of period	380,100	$117.60	350,480	$116.37
Granted	147,438	138.46	171,575	115.44
Vested	(120,715)	119.29	(116,739)	111.06
Forfeited	(23,148)	122.94	(20,846)	117.18
Outstanding, end of period	383,675	124.77	384,470	117.53
Performance-based and market-based restricted stock units:
Outstanding, beginning of period	113,848	$115.92	97,043	$119.59
Granted	47,954	140.36	62,143	114.66
Vested	(39,338)	124.42	(43,506)	122.27
Forfeited	(3,301)	120.66	(1,832)	116.90
Outstanding, end of period	119,163	122.81	113,848	115.92

In the first nine months of 2022 and 2021, the Company granted market-based awards totaling 19,057 and 37,348, respectively, to certain members of senior management, which are included in the table above as performance and market-based restricted stock activity. The vesting of these stock units is based on the relative total shareholder return (“TSR”) of the Company. This metric is generally based on relative TSR for a three-year period as compared to a pre-selected group of property and casualty companies. The fair value of market-based awards was estimated at the date of grant using a valuation model. These units have the potential to range from 0% to 150% of the shares disclosed. Included in the amount forfeited above in 2022 are 1,282 shares related to market-based awards that achieved a payout below 100%. These awards were forfeited in the first quarter of 2022. Included in the amount granted above in 2021 are 14,501 shares related to market-based awards that achieved a payout in excess of 100%. These awards vested in the first quarter of 2021.

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

10. Earnings Per Share and Shareholders’ Equity Transactions

The following table provides weighted average share information used in the calculation of the Company’s basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2022	2021	2022	2021
Basic shares used in the calculation of earnings per share	35.6	35.7	35.6	36.0
Dilutive effect of securities:
Employee stock options	0.2	0.3	0.3	0.3
Non-vested stock grants	0.3	0.3	0.2	0.3
Diluted shares used in the calculation of earnings per share	36.1	36.3	36.1	36.6
Per share effect of dilutive securities on income from continuing operations	—	$(0.02)	$(0.06)	$(0.10)
Per share effect of dilutive securities on net income	—	$(0.01)	$(0.06)	$(0.11)

Diluted earnings per share for the three months ended September 30, 2022 excludes 0.1 million shares issuable under the Company’s stock compensation plans because their effect would be antidilutive. Diluted earnings per share for the nine months ended September 30, 2022 and 2021, excludes 0.1 million and 0.2 million shares, respectively, issuable under the Company's stock compensation plans because their effect would be antidilutive.

The Board of Directors authorized a stock repurchase program which provides for aggregate repurchases of the Company’s common stock of up to $1.3 billion. Under this program the Company had approximately $330 million available at September 30, 2022. Under the repurchase authorization, the Company may repurchase, from time to time, common stock in amounts, at prices and at such times as the Company deems appropriate, subject to market conditions and other considerations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs or other transactions. The Company is not required to purchase any specific number of shares or to make purchases by any certain date under this program.

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

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses.

	Nine Months Ended
	September 30,
(in millions)	2022	2021
Gross reserve for losses and LAE, beginning of period	$6,447.6	$6,024.0
Reinsurance recoverable on unpaid losses	1,693.8	1,641.6
Net reserve for losses and LAE, beginning of period	4,753.8	4,382.4
Net incurred losses and LAE in respect of losses occurring in:
Current year	2,603.8	2,427.1
Prior years	(31.2)	(56.7)
Total incurred losses and LAE	2,572.6	2,370.4
Net payments of losses and LAE in respect of losses occurring in:
Current year	1,041.3	981.0
Prior years	1,226.2	1,036.5
Total payments	2,267.5	2,017.5
Net reserve for losses and LAE, end of period	5,058.9	4,735.3
Reinsurance recoverable on unpaid losses	1,715.1	1,804.8
Gross reserve for losses and LAE, end of period	$6,774.0	$6,540.1

As a result of continuing trends in the Company’s business, reserves, including catastrophes, have been re-estimated for all prior accident years and were decreased by $31.2 million and $56.7 million in 2022 and 2021, respectively.

2022

For the nine months ended September 30, 2022, net favorable loss and LAE development was $31.2 million, primarily as a result of favorable Specialty development of $24.2 million and favorable Core Commercial development of $20.2 million, partially offset by unfavorable Personal Lines development of $13.2 million. Specialty favorable development was primarily due to lower than expected losses of $13.2 million in the Professional and Executive lines, lower than expected losses of $11.5 million in the surety line, and lower than expected losses of $10.2 million in the marine line, partially offset by higher than expected losses of $10.5 million in the Specialty P&C lines. Core Commercial favorable development was primarily due to lower than expected losses of $21.0 million in the workers' compensation line primarily in accident years 2013 through 2018 and 2020, and lower than expected losses of $9.9 million in the commercial multiple peril line, partially offset by higher than expected losses of $11.5 million in the commercial automobile line. Personal Lines unfavorable development was due to higher than expected losses of $19.4 million, in the homeowners line, primarily due to higher severity and longer cycle times in repair activity, primarily related to claims incurred in the fourth quarter of 2021.

2021

For the nine months ended September 30, 2021, net favorable loss and LAE development was $56.7 million, as a result of favorable Personal Lines development of $23.1 million, favorable Core Commercial development of $20.3 million, and favorable Specialty development of $14.3 million. Personal Lines favorable development was primarily due to lower than expected losses of $20.1 million in the personal automobile line, driven by lower bodily injury and personal injury protection losses, primarily in accident year 2020. Core Commercial favorable development was primarily due to lower than expected losses of $12.8 million in the workers' compensation line primarily in accident years 2014 through 2019, and lower than expected losses of $11.8 million in the commercial multiple peril line. Specialty favorable development was primarily due to lower than expected losses of $13.8 million in the marine line.

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

During the nine months ended September 30, 2022, our net income was $127.6 million, compared to $255.2 million for the nine months ended September 30, 2021, a decrease of $127.6 million, primarily due to changes in the fair value of equity securities, partially offset by higher operating income.

Operating income before interest expense and income taxes (a non-GAAP financial measure; see also “Results of Operations – Consolidated – Non-GAAP Financial Measures”) was $323.3 million for the nine months ended September 30, 2022, compared to $269.4 million for the nine months ended September 30, 2021, an increase of $53.9 million. This increase was primarily due to lower catastrophe losses and earned premium growth, partially offset by higher current accident year losses. The higher current accident year losses were primarily due to higher losses in our personal automobile line driven by increased severity, as a result of inflation and supply chain disruptions, and increased accident frequency. In addition, losses in our homeowners line have increased due to higher severity.

Pre-tax catastrophe losses were $213.0 million for the nine months ended September 30, 2022, compared to $363.6 million during the same period of 2021, a decrease of $150.6 million. Catastrophe losses in 2022 include $28.0 million resulting from hurricane Ian. The higher level of catastrophe losses in 2021 was primarily due to freeze events in Texas and surrounding states. Net favorable development on prior years’ loss reserves was $19.2 million for the nine months ended September 30, 2022, compared to $41.7 million for the nine months ended September 30, 2021, a decrease of $22.5 million.

Due to persistent supply chain disruptions emerging from the COVID-19 pandemic (“Pandemic”), and significant inflation in the U.S economy, among other factors outside our control, we are experiencing substantially higher claims costs, particularly in our automobile and homeowners lines of business. Additionally, several other Pandemic uncertainties persist, including the pace and effectiveness of return to workplace initiatives across the economy, the emergence of virus variants, non-traditional driving patterns and court caseload backlogs. Although we are taking actions to address our higher claims costs, such elevated costs may affect the property and casualty insurance industry, our business, and our financial results over future periods. (See “Contingencies and Regulatory Matters” and “Item 1A – Risk Factors” for further discussion).

Core Commercial

Core Commercial entails two distinct businesses, small commercial and middle market, both of which focus on account business, including commercial multiple peril, commercial automobile, workers’ compensation and other (general liability, ancillary professional, commercial umbrella, and monoline property). Small commercial focuses on small businesses, with annual policy premiums generally up to $50,000. Small commercial recently launched TAP sales, a quoting platform that has enhanced the ease of doing business, and has generated approximately a 20% increase in new business submissions during the quarter. Middle market provides coverage to mid-sized businesses with annual policy premiums generally between $50,000 and $500,000. Middle market offers coverage in distinct industry segments, including technology, manufacturing, human services, retail, real estate, and others. We believe that our account-focused approach to the small commercial market and distinctiveness in the middle market provides us with a diversified portfolio of products and delivers significant value to agents and policyholders. We continue to pursue our core strategy of developing strong relationships with retail agents, enhanced franchise value through selective distribution, distinctive products and coverages, and through continued investment in industry segmentation. Net premiums written increased 7.6% in the first nine months of 2022, compared to the same period in 2021, primarily driven by pricing and exposure increases and continued strong retention.

Underwriting results increased in the first nine months of 2022, primarily due to lower catastrophe losses. The competitive nature of the Core Commercial market requires us to be highly disciplined in our underwriting process to ensure that we write business at acceptable margins, and we continue to seek rate increases across many lines of business.

Specialty

Specialty offers a competitive set of products that is focused predominately on small to mid-sized businesses. This includes numerous specialized product areas that are organized into four distinct divisions – Professional and Executive Lines, Specialty Property and Casualty (“Specialty P&C”), Marine, and Surety and Other. We believe that this distribution of Specialty products, primarily with retail agents supplemented by select specialists, serves as a complement to our Core Commercial business and helps to enhance our overall agent value and increase growth opportunities. Net premiums written increased 12.0% in the first nine months of 2022, compared to the same period in 2021, primarily due to pricing increases.

Underwriting results increased in the first nine months of 2022, primarily due to lower catastrophe losses, earned premium growth, and lower current accident year losses. The competitive nature of the Specialty market requires us to be highly disciplined in our underwriting process to ensure that we write business at acceptable margins, and we continue to seek rate increases across many lines of business.

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

Net premiums written increased by 10.8% in the first nine months of 2022, compared to the same period in 2021, primarily due to increased new business production and improved retention. Underwriting results decreased in the first nine months of 2022, primarily due to higher current accident year losses in our personal automobile and homeowners lines, partially offset by lower catastrophe losses.

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

Results of Operations – Consolidated

Consolidated net income for the three months ended September 30, 2022 was $0.2 million, compared to $34.0 million for the three months ended September 30, 2021, a decrease of $33.8 million. The decrease in consolidated net income was primarily due to after-tax net realized and unrealized investment losses of approximately $35.1 million in 2022 compared to after-tax net realized and unrealized investment gains of $4.0 million in 2021. The after-tax net realized and unrealized investments losses in 2022 were primarily due to the change in the fair value of equity securities and, to a lesser extent, from impairment losses on fixed maturity securities that we intend to sell as part of a planned transfer of certain investment management responsibilities to an external manager. These losses were partially offset by operating income before interest expense and income taxes which increased $6.9 million, primarily due to lower catastrophe losses and earned premium growth, partially offset by higher Personal Lines current accident year losses and lower favorable development on prior years' loss reserves.

Consolidated net income for the nine months ended September 30, 2022 was $127.6 million, compared to $255.2 million for the nine months ended September 30, 2021, a decrease of $127.6 million. The decrease in consolidated net income was primarily due to after-tax net realized and unrealized investment losses of approximately $108.3 million in 2022 compared to after-tax net realized and unrealized investment gains of $61.0 million in 2021, primarily related to the change in the fair value of equity securities. This was partially offset by an increase of $53.9 million in operating income before interest expense and income taxes for the nine months ended September 30, 2022, primarily due to lower catastrophe losses and earned premium growth, partially offset by higher Personal Lines current accident year losses.

The following table reflects operating income before interest expense and income taxes for each operating segment and a reconciliation to consolidated net income from operating income before interest expense and income taxes (a non-GAAP measure).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Operating income (loss) before interest expense and income taxes:
Core Commercial	$25.2	$11.0	$159.6	$66.1
Specialty	46.9	31.4	142.1	82.9
Personal Lines	(18.8)	3.6	20.3	117.6
Other	0.6	1.0	1.3	2.8
Operating income before interest expense and income taxes	53.9	47.0	323.3	269.4
Interest expense on debt	(8.5)	(8.5)	(25.5)	(25.5)
Operating income before income taxes	45.4	38.5	297.8	243.9
Income tax expense on operating income	(9.7)	(7.7)	(60.5)	(47.7)
Operating income	35.7	30.8	237.3	196.2
Non-operating items:
Net realized and unrealized investment gains (losses)	(44.9)	4.0	(138.7)	72.6
Other non-operating	—	—	(0.4)	—
Income tax benefit (expense) on non-operating items	9.8	—	30.5	(11.6)
Income from continuing operations, net of taxes	0.6	34.8	128.7	257.2
Discontinued operations (net of taxes):
Loss from discontinued life businesses	(0.4)	(0.8)	(1.1)	(2.0)
Net income	$0.2	$34.0	$127.6	$255.2

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

The following table summarizes the results of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Operating revenues
Net premiums written	$1,505.4	$1,375.2	$4,150.5	$3,778.5
Net premiums earned	$1,331.2	$1,186.0	$3,888.8	$3,527.6
Net investment income	73.0	78.8	220.4	231.2
Other income	7.0	6.1	19.4	17.9
Total operating revenues	1,411.2	1,270.9	4,128.6	3,776.7
Losses and operating expenses
Losses and LAE	939.6	844.0	2,572.6	2,370.4
Amortization of deferred acquisition costs	277.1	244.0	809.3	728.5
Other operating expenses	140.6	135.9	423.4	408.4
Total losses and operating expenses	1,357.3	1,223.9	3,805.3	3,507.3
Operating income before interest expense and income taxes	$53.9	$47.0	$323.3	$269.4

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Operating income before interest expense and income taxes was $53.9 million for the three months ended September 30, 2022, compared to $47.0 million for the three months ended September 30, 2021, an increase of $6.9 million. This increase was primarily due to lower catastrophe losses and earned premium growth, partially offset by higher Personal Lines current accident year losses and lower favorable development of prior years' loss reserves.

Net premiums written increased $130.2 million for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to pricing and exposure increases and continued strong retention.

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

	Three Months Ended September 30, 2022
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Core Commercial	$638.7	$565.9	$492.7	6.6	68.6	32.7	101.3
Specialty	392.3	329.1	303.3	2.8	54.7	34.5	89.2
Personal Lines	629.3	610.4	535.2	9.1	81.4	25.9	107.3
Total	$1,660.3	$1,505.4	$1,331.2	6.8	70.6	30.4	101.0

	Three Months Ended September 30, 2021
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Core Commercial	$601.1	$534.6	$459.7	12.3	72.8	32.6	105.4
Specialty	327.2	292.2	238.9	7.7	57.0	36.2	93.2
Personal Lines	564.9	548.4	487.4	16.1	76.5	27.3	103.8
Total	$1,493.2	$1,375.2	$1,186.0	12.9	71.2	31.1	102.3

The following table summarizes U.S. GAAP underwriting results for the Core Commercial, Specialty, Personal Lines and Other segments and reconciles them to operating income (loss) before interest expense and income taxes.

	Three Months Ended September 30,
	2022					2021
(in millions)	Core Commercial	Specialty	Personal Lines	Other	Total	Core Commercial	Specialty	Personal Lines	Other	Total
Underwriting profit, excluding prior year reserve development and catastrophes	$26.3	$35.5	$5.9	$—	$67.7	$27.4	$25.8	$48.5	$—	$101.7
Prior year favorable (unfavorable) loss and LAE reserve development on non-catastrophe losses	(1.3)	5.1	0.2	—	4.0	3.3	8.1	9.9	(0.4)	20.9
Prior year favorable (unfavorable) catastrophe development	1.4	1.6	(3.0)	—	—	0.9	(0.9)	—	—	—
Current year catastrophe losses	(34.1)	(10.2)	(45.8)	—	(90.1)	(57.3)	(17.5)	(78.7)	—	(153.5)
Underwriting profit (loss)	(7.7)	32.0	(42.7)	—	(18.4)	(25.7)	15.5	(20.3)	(0.4)	(30.9)
Net investment income	33.4	15.2	21.4	3.0	73.0	37.0	15.9	22.6	3.3	78.8
Fees and other income	1.0	1.4	3.9	0.7	7.0	0.9	1.6	2.6	1.0	6.1
Other operating expenses	(1.5)	(1.7)	(1.4)	(3.1)	(7.7)	(1.2)	(1.6)	(1.3)	(2.9)	(7.0)
Operating income (loss) before interest expense and income taxes	$25.2	$46.9	$(18.8)	$0.6	$53.9	$11.0	$31.4	$3.6	$1.0	$47.0

Core Commercial

Core Commercial net premiums written were $565.9 million for the three months ended September 30, 2022, compared to $534.6 million for the three months ended September 30, 2021. This $31.3 million increase was primarily driven by pricing and exposure increases.

Core Commercial underwriting loss for the three months ended September 30, 2022 was $7.7 million, compared to $25.7 million for the three months ended September 30, 2021, an improvement of $18.0 million. Catastrophe losses for the three months ended September 30, 2022 were $32.7 million, compared to $56.4 million for the three months ended September 30, 2021, a decrease of $23.7 million. Net unfavorable development on prior years' loss reserves for the three months ended September 30, 2022 was $1.3 million, compared to $3.3 million favorable development for the three months ended September 30, 2021, an unfavorable change of $4.6 million.

Core Commercial current accident year underwriting profit, excluding catastrophes, was $26.3 million for the three months ended September 30, 2022, compared to $27.4 million for the three months ended September 30, 2021. This $1.1 million decrease was primarily driven by slightly higher current accident year losses, primarily from higher property losses in our commercial multiple peril line. Higher property large loss activity in our commercial multiple peril line impacted both the current quarter and the prior-year quarter. Additionally, the commercial multiple peril losses in the current quarter also reflected the impact of higher inflation and continued supply chain delays on overall claims costs, including the business interruption component of our commercial multiple peril line.

We continue to manage underwriting performance through rate actions, pricing segmentation, specific underwriting actions and targeted new business growth. Our ability to achieve overall rate increases is affected by many factors, including regulatory activity and the competitive pricing environment, particularly within the workers’ compensation line. Due to uncertainty caused by the Pandemic, and the increase in inflation and supply chain disruptions, there is a level of uncertainty in our ability to grow our business and maintain or improve our underwriting profitability in this environment. The extent and duration of these uncertainties are unknown and has resulted in an increase in claims costs, which may persist, and may also result in reduced premium levels.

Specialty

Specialty net premiums written were $329.1 million for the three months ended September 30, 2022, compared to $292.2 million for the three months ended September 30, 2021. This $36.9 million increase was primarily driven by improved pricing.

Specialty underwriting profit for the three months ended September 30, 2022 was $32.0 million, compared to $15.5 million for the three months ended September 30, 2021, an increase of $16.5 million. Catastrophe losses for the three months ended September 30, 2022 were $8.6 million, compared to $18.4 million for the three months ended September 30, 2021, a decrease of $9.8 million. Net favorable development on prior years' loss reserves for the three months ended September 30, 2022 was $5.1 million, compared to $8.1 million for the three months ended September 30, 2021, a decrease of $3.0 million.

Specialty current accident year underwriting profit, excluding catastrophes, was $35.5 million for the three months ended September 30, 2022, compared to $25.8 million for the three months ended September 30, 2021. This $9.7 million increase was primarily driven by earned premium growth.

We continue to manage underwriting performance through rate actions, pricing segmentation, specific underwriting actions and targeted new business growth. Our ability to achieve overall rate increases is affected by many factors, including regulatory activity and the competitive pricing environment. Due to uncertainty caused by the Pandemic, and the increase in inflation and supply chain disruptions, there is a level of uncertainty in our ability to grow our business and maintain or improve our underwriting profitability in this environment. The extent and duration of these uncertainties are unknown and may result in an increase in claims costs and reduced premium levels.

Personal Lines

Personal Lines net premiums written were $610.4 million for the three months ended September 30, 2022, compared to $548.4 million for the three months ended September 30, 2021. This $62.0 million increase was primarily driven by continued strong retention and renewal price changes.

Net premiums written in the personal automobile line of business for the three months ended September 30, 2022 were $354.0 million, compared to $330.8 million for the three months ended September 30, 2021, an increase of $23.2 million. Personal automobile policies in force increased by 7.1%. Net premiums written in the homeowners and other lines of business for the three months ended September 30, 2022 were $256.4 million, compared to $217.6 million for the three months ended September 30, 2021, an increase of $38.8 million. Homeowners policies in force increased by 6.8%.

Personal Lines underwriting loss for the three months ended September 30, 2022 was $42.7 million, compared to $20.3 million for the three months ended September 30, 2021, an unfavorable change of $22.4 million. Catastrophe losses for the three months ended September 30, 2022 were $48.8 million, compared to $78.7 million for the three months ended September 30, 2021, a decrease of $29.9 million. Net favorable development on prior years' loss reserves for the three months ended September 30, 2022 was $0.2 million, compared to $9.9 million for the three months ended September 30, 2021, a decrease of $9.7 million.

Personal Lines current accident year underwriting profit, excluding catastrophes, was $5.9 million for the three months ended September 30, 2022, compared to $48.5 million for the three months ended September 30, 2021. This $42.6 million decrease was primarily due to higher current accident year personal automobile and homeowners losses. We experienced an increase in personal automobile physical damage and property loss frequency from the unusually low levels of 2021, as well as an increase in loss severity, driven by inflationary pressures associated with supply chain issues, higher used vehicle prices, a reduction in salvage and subrogation recoveries, delays in obtaining parts, and higher cost of parts and other repair costs. In addition, homeowners losses have increased due to higher property severity as a result of higher inflation, higher large fire loss activity and an increase in the frequency of water-related losses. We have experienced inflationary pressures on building material and labor costs, supply chain constraints that increase building and repair times, and an increase in lodging and additional living expense reimbursements. Although we are taking actions to address our higher claims costs, the underlying issues may persist during future periods.

We have been able to obtain rate increases in our Personal Lines markets and believe that our ability to obtain increases will continue over the long-term. Our ability to maintain Personal Lines net premiums written may be affected, however, by price competition, and regulatory and legal activity and developments. See “Contingencies and Regulatory Matters.” Additionally, these factors, along with the aforementioned issues contributing to our recent increase in losses, may also affect our ability to maintain and improve underwriting results. We monitor these trends and consider them in our rate actions. Due to uncertainty caused by the Pandemic, and the increase in inflation and supply chain disruptions, there is a level of uncertainty in our ability to retain or grow our business, and may result in an increase in claims costs.

Other

Our Other segment had operating income of $0.6 million for the three months ended September 30, 2022, compared to $1.0 million for the three months ended September 30, 2021, a decrease of $0.4 million.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Operating income before interest expense and income taxes was $323.3 million for the nine months ended September 30, 2022, compared to $269.4 million for the nine months ended September 30, 2021, an increase of $53.9 million. This increase was primarily due to lower catastrophe losses and earned premium growth, partially offset by higher current accident year losses. The higher current accident year losses were primarily due to higher severity, as a result of inflation and supply chain disruptions, and increased accident frequency in our personal automobile line.

Net premiums written increased by $372.0 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. This was primarily due to pricing and exposure increases and continued strong retention.

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

	Nine Months Ended September 30, 2022
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Core Commercial	$1,756.2	$1,546.7	$1,447.5	4.8	63.1	32.7	95.8
Specialty	1,126.0	934.2	880.6	2.6	53.7	35.1	88.8
Personal Lines	1,722.1	1,669.6	1,560.7	7.7	76.0	26.6	102.6
Total	$4,604.3	$4,150.5	$3,888.8	5.5	66.2	30.8	97.0

	Nine Months Ended September 30, 2021
(dollars in millions)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Catastrophe Loss Ratios	Loss & LAE Ratios	Expense Ratios	Combined Ratios
Core Commercial	$1,614.6	$1,436.9	$1,342.5	12.3	70.4	32.6	103.0
Specialty	1,003.4	834.1	752.4	6.3	59.1	35.7	94.8
Personal Lines	1,555.6	1,507.5	1,432.7	10.6	68.4	27.8	96.2
Total	$4,173.6	$3,778.5	$3,527.6	10.3	67.2	31.3	98.5

The following table summarizes U.S. GAAP underwriting results for the Core Commercial, Specialty, Personal Lines and Other segments and reconciles them to operating income before interest expense and income taxes.

	Nine Months Ended September 30,
	2022					2021
(in millions)	Core Commercial	Specialty	Personal Lines	Other	Total	Core Commercial	Specialty	Personal Lines	Other	Total
Underwriting profit, excluding prior year reserve development and catastrophes	$121.1	$99.5	$77.9	$—	$298.5	$112.1	$71.4	$179.8	$—	$363.3
Prior year favorable (unfavorable) loss and LAE reserve development on non-catastrophe losses	7.9	19.5	(8.2)	—	19.2	10.6	12.0	20.1	(1.0)	41.7
Prior year favorable (unfavorable) catastrophe development	12.3	4.7	(5.0)	—	12.0	9.7	2.3	3.0	—	15.0
Current year catastrophe losses	(82.5)	(27.5)	(115.0)	—	(225.0)	(174.3)	(49.5)	(154.8)	—	(378.6)
Underwriting profit (loss)	58.8	96.2	(50.3)	—	104.7	(41.9)	36.2	48.1	(1.0)	41.4
Net investment income	101.4	46.2	64.6	8.2	220.4	108.9	46.8	66.5	9.0	231.2
Fees and other income	2.9	4.2	10.1	2.2	19.4	2.5	4.9	7.1	3.4	17.9
Other operating expenses	(3.5)	(4.5)	(4.1)	(9.1)	(21.2)	(3.4)	(5.0)	(4.1)	(8.6)	(21.1)
Operating income before interest expense and income taxes	$159.6	$142.1	$20.3	$1.3	$323.3	$66.1	$82.9	$117.6	$2.8	$269.4

Core Commercial

Core Commercial net premiums written were $1,546.7 million for the nine months ended September 30, 2022, compared to $1,436.9 million for the nine months ended September 30, 2021. This $109.8 million increase was primarily driven by pricing and exposure increases.

Core Commercial underwriting profit for the nine months ended September 30, 2022 was $58.8 million, compared to a $41.9 million loss for the nine months ended September 30, 2021, a favorable change of $100.7 million. Catastrophe losses for the nine months ended September 30, 2022 were $70.2 million, compared to $164.6 million for the nine months ended September 30, 2021, a decrease of $94.4 million. The higher catastrophe losses in 2021 were primarily due to freeze events in Texas and surrounding states. Net favorable development on prior years’ loss reserves for the nine months ended September 30, 2022 was $7.9 million, compared to $10.6 million for the nine months ended September 30, 2021, a decrease of $2.7 million.

Core Commercial current accident year underwriting profit, excluding catastrophes, was $121.1 million for the nine months ended September 30, 2022, compared to $112.1 million for the nine months ended September 30, 2021. This $9.0 million increase was primarily due to earned premium growth.

Specialty

Specialty net premiums written were $934.2 million for the nine months ended September 30, 2022, compared to $834.1 million for the nine months ended September 30, 2021. This $100.1 million increase was primarily driven by improved pricing.

Specialty underwriting profit for the nine months ended September 30, 2022 was $96.2 million, compared to $36.2 million for the nine months ended September 30, 2021, an increase of $60.0 million. Catastrophe losses for the nine months ended September 30, 2022 were $22.8 million, compared to $47.2 million for the nine months ended September 30, 2021, a decrease of $24.4 million. The higher catastrophe losses in 2021 were primarily due to freeze events in Texas and surrounding states. Net favorable development on prior years’ loss reserves for the nine months ended September 30, 2022 was $19.5 million, compared to $12.0 million for the nine months ended September 30, 2021, an increase of $7.5 million.

Specialty current accident year underwriting profit, excluding catastrophes, was $99.5 million for the nine months ended September 30, 2022, compared to $71.4 million for the nine months ended September 30, 2021. This $28.1 million increase was primarily due to earned premium growth and lower current accident year losses across most product lines.

Personal Lines

Personal Lines net premiums written were $1,669.6 million for the nine months ended September 30, 2022, compared to $1,507.5 million for the nine months ended September 30, 2021. This $162.1 million increase was primarily driven by increased retention, new business and renewal price changes.

Personal Lines underwriting loss for the nine months ended September 30, 2022 was $50.3 million, compared to an underwriting profit of $48.1 million for the nine months ended September 30, 2021, a decrease of $98.4 million. Catastrophe losses for the nine months ended September 30, 2022 were $120.0 million, compared to $151.8 million for the nine months ended September 30, 2021, a decrease of $31.8 million. Unfavorable development on prior years’ loss reserves for the nine months ended September 30, 2022 was $8.2 million, compared to favorable development of $20.1 million for the nine months ended September 30, 2021, an unfavorable change of $28.3 million.

Personal Lines current accident year underwriting profit, excluding catastrophes, was $77.9 million for the nine months ended September 30, 2022, compared to $179.8 million for the nine months ended September 30, 2021. This $101.9 million decrease was primarily due to higher current accident year loss severity in our personal automobile and homeowners lines, partially offset by lower performance-based agency compensation expenses and earned premium growth. We experienced an increase in personal automobile physical damage and property loss frequency from the unusually low levels of 2021, as well as an increase in loss severity, driven by inflationary pressures associated with supply chain issues, higher used vehicle prices, a reduction in salvage and subrogation recoveries, delays in obtaining parts, and higher cost of parts and other repair costs. In addition, homeowners losses have increased due to higher property severity as a result of higher inflation and higher than usual frequency of water-related losses, large loss activity and non-catastrophe weather. We have experienced inflationary pressures on building material and labor costs, supply chain constraints that increase building and repair times, and an increase in lodging and additional living expense reimbursements.

Other

Our Other segment had operating income of $1.3 million for the nine months ended September 30, 2022, compared to $2.8 million for the nine months ended September 30, 2021, a decrease of $1.5 million.

Reserve for Losses and Loss Adjustment Expenses

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and loss adjustment expenses.

	Nine Months Ended
	September 30,
(in millions)	2022	2021
Gross reserve for losses and LAE, beginning of period	$6,447.6	$6,024.0
Reinsurance recoverable on unpaid losses	1,693.8	1,641.6
Net reserve for losses and LAE, beginning of period	4,753.8	4,382.4
Net incurred losses and LAE in respect of losses occurring in:
Current year	2,603.8	2,427.1
Prior year non-catastrophe loss development	(19.2)	(41.7)
Prior year catastrophe loss development	(12.0)	(15.0)
Total incurred losses and LAE	2,572.6	2,370.4
Net payments of losses and LAE in respect of losses occurring in:
Current year	1,041.3	981.0
Prior years	1,226.2	1,036.5
Total payments	2,267.5	2,017.5
Net reserve for losses and LAE, end of period	5,058.9	4,735.3
Reinsurance recoverable on unpaid losses	1,715.1	1,804.8
Gross reserve for losses and LAE, end of period	$6,774.0	$6,540.1

The table below summarizes the gross reserve for losses and LAE by line of business and division.

	September 30,	December 31,
(in millions)	2022	2021
Commercial multiple peril	$1,451.0	$1,338.4
Workers’ compensation	731.6	698.5
Commercial automobile	476.1	473.1
Other core commercial	570.5	481.0
Total Core Commercial	3,229.2	2,991.0
Specialty Property & Casualty	802.1	798.6
Professional and Executive Lines	518.0	494.9
Marine	126.5	122.5
Surety and Other	103.9	106.0
Total Specialty	1,550.5	1,522.0
Personal automobile	1,595.8	1,590.7
Homeowners and Other	335.0	277.7
Total Personal Lines	1,930.8	1,868.4
Total Other	63.5	66.2
Total loss and LAE reserves	$6,774.0	$6,447.6

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

The following table summarizes prior year (favorable) unfavorable development for the periods indicated:

	Nine Months Ended September 30,
	2022			2021
(in millions)	Loss & LAE	Catastrophe	Total	Loss & LAE	Catastrophe	Total
Core Commercial	$(7.9)	$(12.3)	$(20.2)	$(10.6)	$(9.7)	$(20.3)
Specialty	(19.5)	(4.7)	(24.2)	(12.0)	(2.3)	(14.3)
Personal Lines	8.2	5.0	13.2	(20.1)	(3.0)	(23.1)
Other	—	—	—	1.0	—	1.0
Total prior year favorable development	$(19.2)	$(12.0)	$(31.2)	$(41.7)	$(15.0)	$(56.7)

It is not possible to know whether the factors that affected loss reserves in the first nine months of 2022 will also occur in future periods. We encourage you to read our 2021 Annual Report on Form 10-K for more information about our reserving process and the judgments, uncertainties and risks associated therewith.

Catastrophe Loss Development

For the nine months ended September 30, 2022 and 2021, favorable catastrophe development was $12.0 million and $15.0 million, respectively. The favorable catastrophe development during the nine months ended September 30, 2022 was primarily due to lower than expected losses related to 2021 events, including $11.5 million related to hurricane Ida. The favorable catastrophe development during the nine months ended September 30, 2021 was primarily due to lower than expected losses related to certain 2018 through 2020 hurricanes, tornadoes, and other storms.

2022 Loss and LAE Development, excluding catastrophes

For the nine months ended September 30, 2022, net favorable loss and LAE development, excluding catastrophes, was $19.2 million. Core Commercial favorable loss and LAE development of $7.9 million was primarily due to lower than expected losses of $21.0 million in the workers’ compensation line, primarily in accident years 2013 through 2018 and 2020, partially offset by higher than expected losses in our commercial automobile line of $11.4 million driven by higher bodily injury and personal injury protection losses in accident years 2016 through 2020. Specialty favorable loss and LAE development of $19.5 million was primarily due to lower than expected losses of $12.3 million in our Professional and Executive lines, lower than expected losses of $11.5 million in our surety line, and lower than expected losses in our marine line, partially offset by higher than expected losses of $11.2 million in our general liability lines. Personal Lines unfavorable loss and LAE development of $8.2 million was due to higher than expected losses of $12.8 million in our homeowners line, primarily in accident year 2021. The increase in homeowners losses was primarily due to higher severity and longer cycle times in repair activity, primarily related to claims incurred in the fourth quarter of 2021.

2021 Loss and LAE Development, excluding catastrophes

For the nine months ended September 30, 2021, net favorable loss and LAE development, excluding catastrophes, was $41.7 million. Core Commercial favorable loss and LAE development of $10.6 million was primarily due to lower than expected losses of $12.8 million in the workers’ compensation line, primarily in accident years 2014 through 2019. Specialty favorable loss and LAE development of $12.0 million was primarily due to lower than expected losses in the marine and surety lines, partially offset by higher than expected losses in Specialty Property & Casualty. Personal Lines favorable loss and LAE development of $20.1 million was primarily due to lower than expected losses of $19.1 million in the personal automobile line, driven by lower bodily injury and personal injury protection losses primarily in accident year 2020.

Reinsurance Recoverables

Reinsurance recoverables were $1,945.8 million and $1,907.3 million at September 30, 2022 and December 31, 2021, respectively, of which $124.5 million and $100.4 million, respectively, represent billed recoverables. A reinsurance recoverable is billed after an eligible reinsured claim is paid by an insurer. Billed reinsurance recoverables related to the Michigan Catastrophic Claims Association (the “MCCA”) were $49.8 million at both September 30, 2022 and December 31, 2021, and billed non-MCCA reinsurance recoverables totaled $74.7 million and $50.6 million at September 30, 2022 and December 31, 2021, respectively. At September 30, 2022, $0.9 million of the billed non-MCCA recoverables were outstanding greater than 90 days, whereas at December 31, 2021, there were no balances outstanding greater than 90 days.

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

Investments

Investment Results

Net investment income before income taxes was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2022	2021	2022	2021
Fixed maturities	$60.3	$54.2	$173.7	$162.6
Limited partnerships	7.5	18.9	30.5	49.5
Mortgage loans	4.0	4.0	12.4	13.6
Equity securities	3.1	3.7	9.8	11.3
Other investments	1.0	0.7	2.6	2.3
Investment expenses	(2.9)	(2.7)	(8.6)	(8.1)
Net investment income	$73.0	$78.8	$220.4	$231.2
Earned yield, fixed maturities	3.02%	2.96%	2.98%	3.03%
Earned yield, total portfolio	3.21%	3.72%	3.30%	3.70%

The decrease in net investment income for the three and nine months ended September 30, 2022 was primarily due to lower partnership income, partially offset by higher income from fixed maturities. Income from partnerships can vary significantly from period to period based on the performance in the underlying portfolios. Lower income from our limited partnerships reflects a more normalized return environment as compared to 2021, where performance was driven by substantial valuation increases across all private capital strategies, and which results are not indicative of the long-term targeted returns for this asset class. Fixed maturity income benefited primarily from the continued investment of operational cash flows and the impact of higher new money yields.

Investment Portfolio

We held cash and investment assets diversified across several asset classes, as follows:

	September 30, 2022		December 31, 2021
(dollars in millions)	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
Fixed maturities, at fair value	$7,200.9	84.1%	$7,723.9	82.3%
Mortgage and other loans	407.6	4.8	434.0	4.6
Equity securities, at fair value	399.5	4.7	661.3	7.0
Other investments	386.1	4.5	333.4	3.6
Cash and cash equivalents	164.8	1.9	230.9	2.5
Total cash and investments	$8,558.9	100.0%	$9,383.5	100.0%

Cash and Investments

Total cash and investments decreased $824.6 million, or 8.8%, for the nine months ended September 30, 2022 as compared to December 31, 2021, primarily due to net market value depreciation and the funding of financing activities, including our dividend payments and stock repurchases, partially offset by the continued investment of operational cashflows.

The following table provides information about the investment types of our fixed maturities portfolio:

	September 30, 2022
(in millions) Investment Type	Amortized Cost, Net of Allowance for Credit Losses	Fair Value	Net Unrealized Loss	Change in Net Unrealized For the Year
U.S. Treasury and government agencies	$441.3	$379.9	$(61.4)	$(63.3)
Foreign government	2.2	2.1	(0.1)	(0.5)
Municipals:
Taxable	1,193.4	1,032.2	(161.2)	(185.0)
Tax-exempt	20.9	19.6	(1.3)	(2.1)
Corporate	4,020.4	3,616.8	(403.6)	(562.5)
Asset-backed:
Residential mortgage-backed	1,166.3	1,018.3	(148.0)	(149.4)
Commercial mortgage-backed	916.8	825.8	(91.0)	(113.0)
Asset-backed	332.6	306.2	(26.4)	(26.3)
Total fixed maturities	$8,093.9	$7,200.9	$(893.0)	$(1,102.1)

The change in net unrealized loss on fixed maturities was primarily due to higher prevailing interest rates and, to a lesser extent, wider credit spreads.

Amortized cost and fair value by rating category were as follows:

		September 30, 2022			December 31, 2021
(dollars in millions) NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost, Net of Allowance for Credit Losses	Fair Value	% of Total Fair Value	Amortized Cost, Net of Allowance for Credit Losses	Fair Value	% of Total Fair Value
1	Aaa/Aa/A	$5,524.3	$4,927.3	68.4%	$4,867.5	$4,987.6	64.6%
2	Baa	2,202.4	1,939.9	26.9	2,302.2	2,380.4	30.8
3	Ba	215.5	198.1	2.8	216.9	225.2	2.9
4	B	138.4	123.8	1.7	123.2	125.3	1.6
5	Caa and lower	11.8	11.1	0.2	5.0	5.4	0.1
6	In or near default	1.5	0.7	—	—	—	—
Total fixed maturities		$8,093.9	$7,200.9	100.0%	$7,514.8	$7,723.9	100.0%

Based on ratings by the National Association of Insurance Commissioners (“NAIC”), approximately 95% of the fixed maturity portfolio consisted of investment grade securities at both September 30, 2022 and December 31, 2021. The quality of our fixed maturity portfolio remains strong based on ratings, capital structure position, support through guarantees, underlying security, issuer diversification and yield curve position.

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

The duration of our fixed maturity portfolio was as follows:

	September 30, 2022			December 31, 2021
(dollars in millions) Duration	Amortized Cost, Net of Allowance for Credit Losses	Fair Value	% of Total Fair Value	Amortized Cost, Net of Allowance for Credit Losses	Fair Value	% of Total Fair Value
0-2 years	$1,347.2	$1,318.1	18.3%	$1,080.2	$1,108.3	14.3%
2-4 years	2,010.0	1,889.1	26.2	1,581.1	1,660.9	21.5
4-6 years	2,179.3	1,952.3	27.1	2,263.8	2,349.0	30.4
6-8 years	2,060.1	1,657.8	23.0	1,603.8	1,622.4	21.0
8-10 years	368.1	285.8	4.0	854.9	846.5	11.0
10+ years	129.2	97.8	1.4	131.0	136.8	1.8
Total fixed maturities	$8,093.9	$7,200.9	100.0%	$7,514.8	$7,723.9	100.0%
Weighted average duration		4.5			4.9

Our fixed maturity and equity securities are carried at fair value. Financial instruments whose value was determined using significant management judgment or estimation constituted less than 1% of the total assets we measured at fair value. See also Note 4 – “Fair Value” in the Notes to Interim Consolidated Financial Statements.

Equity securities primarily consist of U.S. income-oriented large capitalization common stocks and a U.S. equity index exchange-traded fund.

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

Impairments

For the three and nine months ended September 30, 2022, we recognized net impairments of $15.7 million and $16.3 million, respectively, consisting primarily of losses on fixed maturity securities that we intend to sell as part of a planned transfer of certain investment management responsibilities to an external manager. For the three and nine months ended September 30, 2021, we recognized net recoveries of $0.1 million and net impairments of $0.1 million, respectively.

At September 30, 2022 and December 31, 2021, the allowance for credit losses on mortgage loans was $5.2 million and $7.1 million, respectively, and the allowance for credit losses on available-for-sale debt securities was $3.1 million and $0.3 million, respectively.

At September 30, 2022 and December 31, 2021 we held no fixed maturities on non-accrual status. The effects of non-accruals for the nine months ended September 30, 2022 and 2021, compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities, were not material. Any defaults in the fixed maturities portfolio in future periods may negatively affect investment income.

Unrealized Losses

Gross unrealized losses on fixed maturities at September 30, 2022 were $896.0 million, an increase of $848.0 million compared to December 31, 2021, primarily attributable to higher interest rates and, to a lesser extent, wider credit spreads. At September 30, 2022, gross unrealized losses consisted primarily of $405.6 million on corporate fixed maturities, $163.3 million on municipals, $148.0 million on residential mortgage-backed securities and $91.0 million on commercial mortgage-backed securities. See Note 3 – “Investments” in the Notes to Interim Consolidated Financial Statements.

We view gross unrealized losses on fixed maturities as non-credit related since it is our assessment that these securities will recover, allowing us to realize their anticipated long-term economic value. Further, we do not intend to sell, nor is it more likely than not we will be required to sell, such debt securities before this expected recovery of amortized cost (See also “Liquidity and Capital Resources”). Inherent in our assessment are the risks that market factors may differ from our expectations; we may decide to subsequently sell a security for unforeseen business needs or an economic purpose; or changes in the credit assessment from our original assessment may lead us to determine that a sale at the current value would maximize recovery on such investments. To the extent that there are such adverse changes, an impairment would be recognized as a realized loss. Although unrealized losses on fixed maturities are not reflected in the results of financial operations until they are realized, the fair value of the underlying investment, which does reflect the unrealized loss, is reflected in our Consolidated Balance Sheets.

The following table sets forth gross unrealized losses for fixed maturities by maturity period at September 30, 2022 and December 31, 2021. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers.

	September 30,	December 31,
(in millions)	2022	2021
Due in one year or less	$1.5	$—
Due after one year through five years	115.3	0.7
Due after five years through ten years	439.5	19.4
Due after ten years	74.3	10.9
	630.6	31.0
Mortgage-backed and asset-backed securities	265.4	17.0
Total fixed maturities	$896.0	$48.0

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

The Federal Reserve (the “Fed”) has continued increasing the federal funds rate, announcing a total increase of 1.50% during the third quarter to a target range of 3.00% to 3.25%. Further, the Fed has indicated that ongoing increases to the target range may be appropriate well into 2023. The Fed will also continue to reduce the size of its balance sheet.

Despite these efforts to tame pricing pressures in the U.S., inflation remains at high levels. The Fed’s limited set of quantitative tightening tools may be insufficient to address certain drivers of price pressures including supply and demand imbalances and energy price volatility derived from geopolitical risk. Tighter financial conditions for businesses and consumers are increasing the probability of an economic slowdown in 2023.

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

Other Items

Net income also included the following items:

	Three Months Ended September 30,
(in millions)	Core Commercial	Specialty	Personal Lines	Other	Discontinued Operations	Total
2022
Net realized and unrealized investment gains (losses)	$(21.5)	$(9.8)	$(13.8)	$0.2	$—	$(44.9)
Discontinued life businesses	—	—	—	—	(0.4)	(0.4)

2021
Net realized and unrealized investment gains	$2.1	$0.9	$0.8	$0.2	$—	$4.0
Discontinued life businesses	—	—	—	—	(0.8)	(0.8)

	Nine Months Ended September 30,
(in millions)	Core Commercial	Specialty	Personal Lines	Other	Discontinued Operations	Total
2022
Net realized and unrealized investment gains (losses)	$(66.1)	$(30.1)	$(43.1)	$0.6	$—	$(138.7)
Discontinued life businesses	—	—	—	—	(1.1)	(1.1)

2021
Net realized and unrealized investment gains (losses)	$38.0	$16.4	$22.8	$(4.6)	$—	$72.6
Discontinued life businesses	—	—	—	—	(2.0)	(2.0)

We manage investment assets for our Core Commercial, Specialty, Personal Lines and Other segments based on the requirements of our combined property and casualty insurance companies. We allocate the investment income, expenses and realized gains and losses to our Core Commercial, Specialty, Personal Lines and Other segments based on actuarial information related to the underlying businesses.

Net realized and unrealized investment losses were $44.9 million for the three months ended September 30, 2022, compared to net realized and unrealized gains of $4.0 million for the three months ended September 30, 2021. For the three months ended September 30, 2022, net realized and unrealized investment losses were primarily due to changes in the fair value of equity securities and, to a lesser extent, from impairment losses on investments. For the three months ended September 30, 2021, net realized and unrealized investment gains were primarily due to net realized gains of $3.6 million from sales of investments, primarily fixed maturities.

Net realized and unrealized investment losses were $138.7 million for the nine months ended September 30, 2022, compared to net realized and unrealized gains of $72.6 million for the nine months ended September 30, 2021. For the nine months ended September 30, 2022 and 2021, net realized and unrealized investment gains (losses) were primarily due to changes in the fair value of equity securities. Additionally, for the nine months ended September 30, 2022, we recognized net realized losses of $16.3 million from sales of investments, primarily fixed maturities, as well as $16.3 million of impairment losses, of which $14.8 million related to intent to sell securities. (See also "Investments - Impairments.")

Discontinued operations include our former accident and health and life businesses. Losses of $0.4 million and $0.8 million for the three months ended September 30, 2022 and 2021, respectively, and $1.1 million and $2.0 million for the nine months ended September 30, 2022 and 2021, respectively, primarily reflect adverse loss trends related to the long-term care pool.

Income Taxes

We file a consolidated U.S. federal income tax return that includes our holding company and its domestic subsidiaries (including non-insurance operations).

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

The provision for income taxes from continuing operations was a benefit of $0.1 million compared to an expense of $7.7 million for the three months ended September 30, 2022 and 2021, respectively. These provisions resulted in a benefit of 20.0% on pre-tax income for the three months ended September 30, 2022, and an effective tax rate on pre-tax income of 18.1% for the three months ended September 30, 2021. These provisions include excess tax benefits related to stock-based compensation of $0.1 million and $0.8 million for the three months ended September 30, 2022 and 2021, respectively. In addition, these provisions reflect benefits related to tax planning strategies implemented in prior years of $0.3 million and $0.8 million for the three months ended September 30, 2022 and 2021, respectively. Absent these items, the provision for income taxes would have been an expense of $0.3 million and $9.3 million for the three months ended September 30, 2022 and 2021, respectively.

The income tax provision on operating income was an expense of $9.7 million and $7.7 million for the three months ended September 30, 2022 and 2021, respectively. These provisions resulted in effective tax rates for operating income of 21.4% and 20.0% for the three months ended September 30, 2022 and 2021, respectively. These provisions include excess tax benefits related to stock-based compensation of $0.1 million and $0.8 million for the three months ended September 30, 2022 and 2021, respectively. Absent this item, the provisions for income taxes would have been an expense of $9.8 million, or 21.6%, and $8.5 million, or 22.1%, for the three months ended September 30, 2022 and 2021, respectively.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

The provision for income taxes from continuing operations was an expense of $30.0 million and $59.3 million for the nine months ended September 30, 2022 and 2021, respectively. These provisions resulted in consolidated effective federal tax rates of 18.9% and 18.7% for the nine months ended September 30, 2022 and 2021, respectively. These provisions include excess tax benefits related to stock-based compensation of $3.1 million and $2.6 million for the nine months ended September 30, 2022 and 2021, respectively. In addition, these provisions reflect benefits related to tax planning strategies implemented in prior years of $1.1 million and $3.7 million for the nine months ended September 30, 2022 and 2021, respectively. Finally, the provision for 2021 includes a net benefit related to prior years' federal tax credit of $1.7 million. Absent these items, the provisions for income taxes would have been an expense of $34.2 million, or 21.6%, and $67.3 million, or 21.3%, for the nine months ended September 30, 2022 and 2021, respectively.

The income tax provision on operating income was an expense of $60.5 million and $47.7 million for the nine months ended September 30, 2022 and 2021, respectively. These provisions resulted in effective tax rates for operating income of 20.3% and 19.6% for the nine months ended September 30, 2022 and 2021, respectively. These provisions include excess tax benefits related to stock-based compensation of $3.1 million and $2.6 million for the nine months ended September 30, 2022 and 2021, respectively. In addition, the provision for 2021 includes a net benefit related to prior years' federal tax credit of $1.7 million. Absent these items, the provisions for income taxes would have been an expense of $63.6 million, or 21.4%, and $52.0 million, or 21.3%, for the nine months ended September 30, 2022 and 2021, respectively.

Critical Accounting Estimates

Interim consolidated financial statements have been prepared in conformity with U.S. GAAP and include certain accounting policies that we consider to be critical due to the amount of judgment and uncertainty inherent in the application of those policies. While we believe that the amounts included in our consolidated financial statements reflect our best judgment, the use of different assumptions could produce materially different accounting estimates. As disclosed in our 2021 Annual Report on Form 10-K, we believe the following accounting estimates are critical to our operations and require the most subjective and complex judgment:

•
Reserve for losses and loss expenses
•
Reinsurance recoverable balances
•
Pension benefit obligations
•
Investment credit losses

For a more detailed discussion of these critical accounting estimates, see our 2021 Annual Report on Form 10-K.

Statutory Surplus of Insurance Subsidiaries

The following table reflects statutory surplus for our insurance subsidiaries:

	September 30,	December 31,
(in millions)	2022	2021
Total Statutory Capital and Surplus	$2,681.8	$2,720.0

The statutory capital and surplus for our insurance subsidiaries decreased $38.2 million during the first nine months of 2022. This decrease was primarily driven by unrealized investment losses, primarily due to changes in the fair value of equity securities, and the payment of a $100.0 million dividend to its parent company, partially offset by an increase in underwriting profits and, to a lesser extent, an increase in admitted deferred tax assets.

The NAIC prescribes an annual calculation regarding risk-based capital (“RBC”). RBC ratios for regulatory purposes are expressed as a percentage of the capital required to be above the Authorized Control Level (the “Regulatory Scale”); however, in the insurance industry, RBC ratios are widely expressed as a percentage of the Company Action Level. The following table reflects the Company Action Level, the Authorized Control Level and RBC ratios for Hanover Insurance (which includes Citizens and other insurance subsidiaries), as of September 30, 2022, expressed both on the Industry Scale (Total Adjusted Capital divided by the Company Action Level) and Regulatory Scale (Total Adjusted Capital divided by Authorized Control Level):

(dollars in millions)	Company Action Level	Authorized Control Level	RBC Ratio Industry Scale	RBC Ratio Regulatory Scale
The Hanover Insurance Company	$1,222.3	$611.1	219%	437%

Liquidity and Capital Resources

Liquidity is a measure of our ability to generate sufficient cash flows to meet the cash requirements of business operations. As a holding company, our primary ongoing source of cash is dividends from our insurance subsidiaries. However, dividend payments to us by our insurance subsidiaries are subject to limitations imposed by regulators, such as prior notice periods and the requirement that dividends in excess of a specified percentage of statutory surplus or prior years' statutory earnings receive prior approval (so called “extraordinary dividends”). During the first nine months of 2022, Hanover Insurance paid $100.0 million in dividends, which were provided to the holding company.

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

Net cash provided by operating activities was $523.8 million during the first nine months of 2022, as compared to $595.4 million during the first nine months of 2021. The $71.6 million decrease in cash provided was primarily due to an increase in loss and LAE payments and, to a lesser extent, higher federal income tax payments made in the first nine months of 2022, partially offset by an increase in premiums received.

Net cash used in investing activities was $476.2 million during the first nine months of 2022, as compared to $337.7 million during the first nine months of 2021. During the first nine months of 2022 and 2021, cash used in investing activities primarily related to net purchases of fixed maturities, partially offset by net sales of equity securities.

Net cash used in financing activities was $113.7 million during the first nine months of 2022, as compared to $207.1 million during the first nine months of 2021. During the first nine months of 2022, cash used in financing activities primarily resulted from three quarterly dividend payments to our shareholders and, to a lesser extent, the repurchase of common stock. During the first nine months of 2021, cash used in financing activities primarily resulted from the repurchase of common stock and, to a lesser extent, from three quarterly dividend payments to our shareholders.

Dividends to common shareholders are subject to quarterly board approval and declaration. During the first nine months of 2022, as declared by the Board, we paid three quarterly dividends, each for $0.75 per share, to our shareholders totaling $80.1 million. We believe that our holding company assets are sufficient to provide for future shareholder dividends should the Board of Directors declare them.

At September 30, 2022, THG, as a holding company, held approximately $326.0 million of fixed maturities and cash. We believe our holding company assets will be sufficient to meet our short-term obligations, which we expect to consist primarily of quarterly dividends to our shareholders (as and to the extent declared), interest on our senior and subordinated debentures, certain costs associated with benefits due to our former life employees and agents, and, to the extent required, payments related to indemnification of liabilities associated with the sale of various subsidiaries. As discussed below, we have, and opportunistically may continue to, repurchase our common stock and our debt. We do not expect that it will be necessary to dividend additional funds from our insurance subsidiaries in order to fund current year holding company obligations; however, we may decide to do so.

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

Our insurance subsidiaries maintain a high degree of liquidity within their respective investment portfolios in fixed maturity and short-term investments. During 2022, the financial markets have experienced significant volatility and declines in value, including many securities currently held by THG and its subsidiaries. We believe that the quality of the assets we hold will allow us to realize the long-term economic value of our portfolio, including securities that are currently in an unrealized loss position. We do not anticipate the need to sell these securities to meet our insurance subsidiaries’ cash requirements since we expect our insurance subsidiaries to generate sufficient operating cash to meet all short-term and long-term cash requirements relating to current operations. However, there can be no assurance that unforeseen business needs or other items will not occur causing us to have to sell those securities in a loss position before their values fully recover, thereby causing us to recognize impairment charges in that time period.

The Board of Directors authorized a stock repurchase program which provides for aggregate repurchases of our common stock of up to $1.3 billion. Under the repurchase authorization, we may repurchase, from time to time, common stock in amounts, at prices and at such times as we deem appropriate, subject to market conditions and other considerations. Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated repurchase programs, or other transactions. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. During the first nine months of 2022 we repurchased approximately 0.2 million shares at an aggregate cost of $30.8 million. As of September 30, 2022, we had repurchased 7.9 million shares under this $1.3 billion program and had approximately $330 million available for additional repurchases.

We maintain our membership in the Federal Home Loan Bank (“FHLB”) to provide access to additional liquidity based on our holdings of FHLB stock and pledged collateral. At September 30, 2022, we had borrowing capacity of $101.0 million. There were no outstanding borrowings under this short-term facility at September 30, 2022; however, we have and may continue to borrow, from time to time, through this facility to provide short-term liquidity.

On April 30, 2019, we entered into a credit agreement that provides for a five-year unsecured revolving credit facility not to exceed $200.0 million at any one time outstanding, with the option to increase the facility up to $300.0 million (assuming no default and satisfaction of other specified conditions, including the receipt of additional lender commitments). The agreement also includes an uncommitted subfacility of $50.0 million for standby letters of credit. Borrowings, if any, under this agreement are unsecured and incur interest at a rate per annum equal to, at our election, either (i) the greater of, (a) the prime commercial lending rate of the administrative agent, (b) the NYFRB Rate plus half a percent, or (c) the one month Adjusted LIBOR plus one percent and a margin that ranges from 0.25% to 0.625% depending on our debt rating, or (ii) Adjusted LIBOR for the applicable interest period, plus a margin that ranges from 1.25% to 1.625% depending on our debt rating. The agreement also contains certain financial covenants such as maintenance of specified levels of consolidated equity and leverage ratios, and requires that certain of our subsidiaries maintain minimum RBC ratios. We currently have no borrowings under this agreement and had no borrowings under this agreement during the first nine months of 2022. The LIBOR rate, upon which Adjusted LIBOR is based, is in process of being discontinued. During 2021, certain key tenors of LIBOR were extended with a new cessation date of June 20, 2023. Our credit agreement permits us to agree with the Administrative Agent for the credit facility on a replacement to Adjusted LIBOR subject to the satisfaction of certain conditions.

At September 30, 2022, we were in compliance with the covenants of our debt and credit agreements.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Our market risks, the ways we manage them, and sensitivity to changes in interest rates, and equity price risk are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2021, included in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes in the first nine months of 2022 to these risks or our management of them.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as required by Rule 13a-15(d) of the Exchange Act, to determine whether any changes occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there were no such changes during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•
changes in frequency and loss severity trends, including due to continually evolving insureds' behavior emerging from the Pandemic, exacerbated by persistent inflation and supply chain disruptions;
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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Shares purchased in the third quarter of 2022 are as follows:

			Total Number of	Approximate Dollar Value of
			Shares Purchased as	Shares That May Yet
			Part of Publicly	be Purchased Under the
	Total Number of	Average Price	Announced Plans or	Plans or Programs
Period	Shares Purchased(1)	Paid per Share	Programs	(in millions)
July 1 - 31, 2022	368	$131.19	—	$341
August 1 - 31, 2022	39,618	132.48	39,500	335
September 1 - 30, 2022	39,732	131.30	39,500	330
Total	79,718	$131.89	79,000	$330

(1)
Includes 368 shares, 118 shares and 232 shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards for the months ended July 31, August 31 and September 30, 2022, respectively.

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

EX – 101

The following materials from The Hanover Insurance Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Consolidated Statements of Income for the three and nine months ended September 30, 2022 and 2021; (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2022 and 2021; (iii) Consolidated Balance Sheets at September 30, 2022 and December 31, 2021; (iv) Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2022 and 2021; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021, and (vi) related notes to these financial statements.

EX – 104	The cover page from The Hanover Insurance Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in iXBRL (embedded within EX – 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

The Hanover Insurance Group, Inc.
Registrant

November 2, 2022	/s/ John C. Roche
Date	John C. Roche
President, Chief Executive Officer and Director

November 2, 2022	/s/ Jeffrey M. Farber
Date	Jeffrey M. Farber
Executive Vice President and Chief Financial Officer